Form 10-K
period 1993-12-31
STEPAN CO
filed 1994-03-24
CIK 94049

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                               ----------------

                                   FORM 10-K
(Mark
One)

  [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993
                                       OR
  [_]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                      FOR THE TRANSITION PERIOD FROM  TO

                         COMMISSION FILE NUMBER 1-4462

                               ----------------
                                 STEPAN COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                Delaware                               36-1823834
- --------------------------------------   --------------------------------------
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)

          Northfield, Illinois                           60093
- --------------------------------------   --------------------------------------
    (Address of principal executive                    (Zip Code)
                offices)

        Registrant's telephone number including area code: 708-446-7500

          Securities registered pursuant to Section 12(b) of the Act:

           TITLE OF EACH CLASS               NAME OF EACH EXCHANGE ON WHICH
                                                       REGISTERED
              -----------                           --------------
       Common Stock, $1 par value               American Stock Exchange
                                                 Chicago Stock Exchange
 5 1/2% Convertible Preferred Stock, no          Chicago Stock Exchange
               par value

          Securities registered pursuant to Section 12 (g) of the Act:

                                      None
                                  -----------
                                (Title of Class)

  INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY
AMENDMENT TO THIS FORM 10-K. [    ]

  INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS, AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS. YES   X   NO

  AGGREGATE MARKET VALUE AT FEBRUARY 28, 1994, OF VOTING STOCK HELD BY NONAFFILIATES OF THE REGISTRANT: $97,673,000.*

  NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK AS OF FEBRUARY 28, 1994:

                    CLASS                             OUTSTANDING AT FEBRUARY 28, 1994
                    -----                             --------------------------------
         Common Stock, $1 par value                           4,953,000 shares

                      DOCUMENTS INCORPORATED BY REFERENCE


     PART OF FORM 10-K                           DOCUMENT INCORPORATED
     -----------------                           ---------------------
   Part I, Item 1                         1993 Annual Report to Stockholders
   Part II, Items 5-8                     1993 Annual Report to Stockholders
   Part III, Items 10-12                  Proxy Statement dated March 29, 1994

  *Based on reported ownership by all directors, officers and beneficial owners of more than 5% of registrant's voting stock. However, this determination does not constitute an admission of affiliate status for any of these holders.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

  Stepan Company and its subsidiaries (the "Company") produce basic and intermediate chemicals which are sold to other manufacturers and then made into a variety of end products. The Company sells three groups of products: surfactants, polymers and specialty products. Surfactants refer to chemical agents which affect the interaction between two surfaces; they can provide actions such as detergency (i.e., the ability of water to remove soil from another surface), wetting and foaming, dispersing, emulsification (aiding two dissimilar liquids to mix), demulsification and viscosity modifications. Surfactants are the basic cleaning agent in detergents for washing clothes, dishes, carpets, fine fabrics, floors and walls. Surfactants are also used for the same purpose in shampoos and conditioners, toothpaste, cosmetics and other personal care products. Commercial and industrial applications include emulsifiers for agricultural pesticides, emulsion polymers such as floor polishes and latex foams and coatings, wetting and foaming agents for wallboard manufacturing and surfactants for enhanced oil recovery. Polymers refer to intermediate chemicals including phthalic anhydride, polyols and urethane foam systems used in plastics, building materials and refrigeration industries. Specialty products consist of flavor and pharmaceutical intermediates, fine chemicals, esters, synthetic lubricants and other specialty products.

  During 1989, Stepan Company expanded its Canadian operation with the purchase of two surfactant businesses. In June, the Company purchased the Canada Packers business and in November, the surfactant business of Domtar, Inc. These acquisitions increased the Company's capacity and market share in North America.

  In February, 1990, Stepan Company sold its paper chemical business which reported moderate losses since its purchase in 1985.

  In the first quarter of 1990, Stepan Company capitalized $1.6 million of loans to Stepan Mexico, increasing Stepan Company's ownership from 40% to 98%. Stepan Mexico S.A. de C.V. is a manufacturer of surfactant chemicals.

  In 1991, Stepan Company purchased the ACCOSOFT(R) line of fabric softeners from Karlshamns U.S.A., Inc. The Company also purchased from ICI Americas, Inc. the U.S. portion of sulfonate and sulfonate blend line used in agricultural products and industrial coatings.

  In 1993, Stepan Company entered into a 50 percent joint venture with Coldequim, S.A., called Stepan Colombiana de Quimicos, Ltda, in Colombia, South America. Under the agreement, Stepan Colombiana will manufacture selected surfactants and market the Company's complete line of surfactants in the Andean Pact countries of Colombia, Venezuela, Peru, Bolivia and Ecuador.

Marketing and Competition

  Principal markets for all products are manufacturers of cleaning or washing compounds (including detergents, shampoos, toothpaste and household cleaners), paints, cosmetics, beverages, agricultural pesticides and herbicides, plastics, furniture, building materials and automotive and refrigeration equipment. Sales of the Company tend not to be seasonal.

  The Company does not sell directly to the retail market, but sells to a wide range of manufacturers in many industries and has many competitors. The principal methods of competition are product performance, price and adaptability to the specific needs of individual customers. These factors allow the Company to compete on a basis other than solely price, reducing the severity of competition as experienced in the sale of commodity chemicals having identical performance characteristics. The Company is one of the largest merchant producers of surfactants in the United States. In the case of surfactants, much of the Company's competition comes from the internal divisions of larger companies, as well as several large national and regional producers. In the manufacture of polymers, the Company competes with the chemical divisions of several large companies, as well as with other small specialty chemical manufacturers. In recent years, the Company also faces some competition from foreign imports of phthalic anhydride. In specialty products, the Company competes with several large firms plus numerous small companies. The Company does not expect any significant changes in the competitive environment in the foreseeable future.

Major Customer and Backlog

  The Company does not have any one single customer whose business represents more than 10% of the Company's consolidated revenue. Most of the Company's business is essentially on a "spot delivery basis" and does not involve a significant backlog. The Company does have some contract arrangements with certain customers but, in most cases, purchases are contingent on purchaser requirements.

Energy Sources

  Substantially all of the Company's manufacturing plants operate on electricity and interruptable gas purchased from local utilities. During peak heating demand periods, gas service to all plants may be temporarily interrupted for varying periods ranging from a few days to several months. The plants operate on fuel oil during these gas interruption periods. The Company has not experienced any plant shutdowns or adverse effects upon its business in recent years that were caused by a lack of available energy sources.

Raw Materials

  The most important raw materials used by the Company are of a petroleum or vegetable nature. For 1994, the Company has commitments from suppliers to cover its forecasted requirements and is not substantially dependent upon any one supplier.

Research and Development

  The Company maintains an active research and development program to assist in the discovery and commercialization of new knowledge with the intent that such effort will be useful in developing a new product or in bringing about a significant improvement to an existing product or process. Total expenses for research and development during 1993, 1992 and 1991 were $12,613,000, $11,320,000 and $11,558,000, respectively. During 1993 and 1992, the research and development staff consisted of 162 and 142 employees, respectively. The balance of expenses reflected on the Consolidated Statements of Income relates to technical services which include routine product testing, quality control and sales support service.

Environmental Compliance

  Compliance with applicable Federal, state and local regulations regarding the discharge of materials into the environment, or otherwise relating to the protection of the environment, resulted in capital expenditures by the Company of approximately $4,076,000 during 1993. Such capital expenditures in 1994 should approximate $6,464,000. These expenditures represented approximately 24% of the Company's capital expenditures in 1993 and are expected to be 18% of such expenditures in 1994. These expenditures, when incurred, are depreciated and charged on a straight-line basis to pre-tax earnings over their respective useful lives which are typically 10 years. Compliance with such regulations is not expected to have a material adverse effect on the Company's earnings and competitive position in the foreseeable future.

Employment

  At December 31, 1993 and 1992, the Company employed worldwide 1,302 and 1,317 persons, respectively.

Foreign Operations

  See Note 12, Geographic Data, on page 29 of the Company's 1993 Annual Report to Stockholders.

Product Groups

  The manufacture of basic and intermediate chemicals constitutes the Company's only industry segment. The Company's three groups of products and their contribution to sales for the three years ended December 31, 1993, were:

                                                                       SPECIALTY
                                                  SURFACTANTS POLYMERS PRODUCTS
                                                  ----------- -------- ---------
      1993.......................................     74%       18%        8%
      1992.......................................     73%       20%        7%
      1991.......................................     71%       22%        7%

ITEM 2. PROPERTIES

  The Company's corporate headquarters and central research laboratories are located in Northfield, Illinois. The Northfield facilities contain approximately 70,000 square feet on an 8 acre site. In addition, the Company leases 49,000 square feet of office space in a nearby office complex.

  The Canadian sales office is located in Mississagua, Canada and is approximately 2,300 square feet of leased space. Stepan Mexico maintains a leased sales office in Mexico City, Mexico.

  Surfactants are produced at four plants in the United States, and three wholly owned subsidiaries; one in France, Canada and Mexico. The principal plant is located on a 626 acre site at Millsdale (Joliet), Illinois. A second plant is located on a 39 acre tract in Fieldsboro, New Jersey. West Coast operations are conducted on an 8 acre site in Anaheim, California. A fourth plant is located on a 162 acre site in Winder, Georgia. The plant, laboratory and office of Stepan Europe are located on a 20 acre site near Grenoble, France. Stepan Canada, Inc. is located on a 70 acre leased, with an option to purchase, site in Longford Mills, Ontario, Canada. Stepan Mexico is located on a 13 acre site in Matamoros, Mexico. The phthalic anhydride plant is also located at Millsdale, as is the plant for polyurethane systems and polyurethane polyols. Specialty products are mainly produced at a plant located on a 19 acre site in Maywood, New Jersey.

  The Company owns all of the foregoing facilities except the leased office space and Canadian plant site mentioned above. The Company believes these properties are adequate for its operations.

ITEM 3. LEGAL PROCEEDINGS

  Reference is made to the Company's Form 10-Q for the quarter ended September 30, 1993 regarding an Administrative Complaint (TSCA 09-93-0011) seeking approximately $4.8 million in fines. On March 1, 1994, the Company announced that it had reached an agreement with Region IX of the United States Environmental Protection Agency ("USEPA") to pay $75,000 for an alleged violation of the Toxic Substances Control Act. The USEPA had originally been seeking fines of approximately $4.8 million on account of allegedly manufacturing a certain product without a premanufacturing notice or which was not on the Toxic Substances Control List.

  As previously reported, the Company was named as a potentially responsible party ("PRP") for its Maywood, New Jersey property and property adjacent thereto ("sites"). The Company filed its Remedial Investigation Study on February 11, 1994 and has until March 16, 1994 to file its draft Feasibility Study with the USEPA Region II. The Company expended and charged against its environmental reserve $3,476,000 during the last three years. While it is probable that the Company will incur some site cleanup costs, until the Feasibility Study is completed, it is not possible to estimate what the Company's future liability, if any, would be.

  As previously reported, the Company encountered xylene contamination at its Fieldsboro, New Jersey location. The Company plans to expend approximately $220,000 to perform capping activities at this site. The Company is awaiting reapproval from the New Jersey Environmental Protection department. In addition, the Company may spend up to $70,000 per year to perform well monitoring activities.

  As previously reported, the Company was named as a PRP with regard to the D'Imperio site located in Hamilton Township, New Jersey. Also, as previously reported, the USEPA, by the United States Justice Department, filed an action against the Company and twenty other PRPs entitled United States of America v. Jerome Lightman et. al. (92 CV 4710 [JBS]) requesting approximately $6,000,000 from twenty companies for USEPA past costs at this site. The court ordered non-binding mediation in this matter which concluded February 17, 1994. The Company did not agree with the mediators' results and conclusions, which in the Company's opinion, were arbitrary and inconsistent. As a result, the Company made a separate offer to pay for what the Company believes to be its share of past costs, or $638,000. The twenty other PRPs have submitted their own proposal to the government. The government has 45 days from February 17, 1994 to accept or reject the Company's offer. If no resolution is reached, the matter will be tried. At this time, the Company cannot estimate what its future potential liability might be at this site.

  Reference is made to the Company's Form 10-Q for the quarter ended March 31, 1993 and the Form 10-K/A for the year ended December 31, 1992 regarding an action entitled Alvear et. al. v. Leonard Electronics Product Co. et. al. The Company lost its motion to have its Mexican subsidiary dismissed from the action for lack of jurisdiction. The Company may appeal at the end of this litigation, but under the current court ruling, the Company's Mexican subsidiary will be a party in this action. In addition, the Company's motion for more specificity in the plaintiff's complaint was granted.

  The Company was named as a PRP at the Chemical Control Site, Elizabeth, New Jersey. The only manifest linking the Company to this site clearly showed that the waste shipment in question was rejected. The PRP group for Chemical Control has reviewed this evidence and has determined that this shipment was, in fact, rejected. Thus, while the Company technically remains a PRP at this site, the Company believes it has no exposure at this site based upon the PRP group ruling.

  As previously reported in the Company's Form 10-Q for the quarter ended September 30, 1991, the Company was named as a defendant in an action entitled D'Imperio et. al. v. Lightman Drum Company, et. al., New Jersey Superior Court, Camden County (No. L-01791-91). This private suit alleges various defendants improperly disposed of hazardous materials at property owned by D'Imperio resulting in damage to D'Imperio's property, as well as tortious interference with a real estate purchase contract. On February 19, 1994, the Court granted the defendants' motions, including the Company's, for Summary Judgement. Unless the plaintiff files an appeal within forty-five days from February 11, 1994, this case is dismissed. The Company does not anticipate an appeal at this time.

ITEM 4. RESULTS OF VOTES OF SECURITY HOLDERS

  No matters were submitted to stockholders during the fourth quarter of the fiscal year ended December 31, 1993.

EXECUTIVE OFFICERS OF THE REGISTRANT

  Executive Officers are elected annually by the Board of Directors at the first meeting following the Annual Meeting of Stockholders, to serve until the next annual meeting of the Board and until their respective successors are duly elected and qualified. Charles W. Given, formerly Vice President--Marketing was appointed Vice President and General Manager--Surfactants, effective April 28, 1992. Ronald L. Siemon, formerly Vice President--Polyurethanes, was appointed Vice President and General Manager--Polymers, effective April 28, 1992. Walter
J. Klein, formerly the Corporate Controller, was appointed Vice President and Corporate Controller in May, 1990 and Vice President--Finance effective January 1, 1992. Also effective January 1, 1992, Charles P. Riley, Jr. assumed the position of Vice President--Administration and Regulatory Affairs and previously held the position of Vice President--Manufacturing and Engineering. Mickey Mirghanbari assumed the position of Vice President--Manufacturing and Engineering. Mickey Mirghanbari previously served in the capacity of Vice President for Plant Operations. In February, 1992,

James A. Hartlage who was formerly Vice President--Technology for over five years, was appointed Senior Vice President--Technology. As of October 29, 1992, pursuant to Section 3(b) Rule 3b-7 of the Securities Exchange Act of 1934, Mark
S. Barg is deemed an executive officer of the Company. Mark Barg has served in the capacity of Vice President--Logistics for the last five years. All other executive officers have remained in their current capacity for over five years.

  The Executive Officers of the Company, their ages as of February 28, 1994 and certain other information are as follows:

                                                                    YEAR FIRST
                                                                     ELECTED
NAME                     AGE                TITLE                    OFFICER
- ----                     ---                -----                 --------------
F. Quinn Stepan.........  56 Chairman, President and                   1967
                             Chief Executive Officer
James A. Hartlage.......  56 Senior Vice President--Technology         1980
Charles W. Given........  57 Vice President and General Manager--      1992
                             Surfactants
Ronald L. Siemon........  56 Vice President and General Manager--      1992
                             Polymers
Charles P. Riley, Jr. ..  61 Vice President--Administration            1980
                             and Regulatory Affairs
Jeffrey W. Bartlett.....  50 Vice President, General Counsel           1983
                             and Corporate Secretary
Walter J. Klein.........  47 Vice President--Finance                   1985
Mickey Mirghanbari......  56 Vice President--Manufacturing             1992
                             and Engineering
Mark S. Barg............  52 Vice President--Logistics            Not applicable

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER
MATTERS

  (a) The Company's common stock is listed and traded on both the American Stock Exchange and the Chicago Stock Exchange. See page 30 of the Company's 1993 Annual Report to Stockholders for market price information which is incorporated by reference herein.

  The Company's 5 1/2 percent convertible preferred stock is listed and traded on the Chicago Stock Exchange. See Note 6 on page 27 of the Company's 1993 Annual Report to Stockholders for the description of the preferred stockholders' rights which is incorporated by reference herein.

  From time to time the Company purchases shares of its common stock in the open market and in block transactions from dealers for the purpose of funding option grants under its stock option plans and deferred compensation plans for directors and officers.

  (b) On February 28, 1994, there were 1,783 holders of common stock of the Company.

  (c) See page 30 of the Company's 1993 Annual Report to Stockholders for dividend information which is incorporated by reference herein. Also see Note 3 on page 25 of the Company's 1993 Annual Report to Stockholders which sets forth the restrictive covenants covering dividends.

ITEM 6. SELECTED FINANCIAL DATA

  See pages 30 and 31 of the Company's 1993 Annual Report to Stockholders for a ten year summary of selected financial information which is incorporated by reference herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  See pages 14 through 18 of the Company's 1993 Annual Report to Stockholders which is incorporated by reference herein.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  See pages 19 through 29 of the Company's 1993 Annual Report to Stockholders for the Company's consolidated financial statements, notes to the consolidated financial statements and auditors' report which are incorporated by reference herein.

  See page 31 of the Company's 1993 Annual Report to Stockholders for selected quarterly financial data which is incorporated by reference herein.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  (a)Directors

    See pages 3 through 5 of the Company's Proxy Statement dated March 29, 1994, for the Annual Meeting of Stockholders which are incorporated by reference herein.

  (b)Executive Officers

    See Executive Officers of the Registrant in Part I above.

ITEM 11. EXECUTIVE COMPENSATION

  See page 7 of the Company's Proxy Statement dated March 29, 1994, for the Annual Meeting of Stockholders which are incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  See pages 1 through 6 of the Company's Proxy Statement dated March 29, 1994, for the Annual Meeting of Stockholders which are incorporated by reference herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  None

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)  & (d) Financial Statements and Schedules

    See the Index to the Consolidated Financial Statements and Supplemental Schedules filed herewith.

  (b)  Reports on Form 8-K

    None

  (c)  Exhibits

    See Exhibit Index filed herewith.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          STEPAN COMPANY

                                          By: Jeffrey W.
                                              Bartlett
                                               Vice President,
                                               General Counsel
                                                     and
                                                  Corporate
                                                  Secretary
March 24, 1994

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

           F. Quinn Stepan
 ------------------------------------
          F. Quinn Stepan               Chairman, President,     March 24, 1994
                                       Chief Executive Officer
                                            and Director
         James J. Gavin, Jr.
 ------------------------------------
         James J. Gavin, Jr.                  Director           March 24, 1994
          Thomas F. Grojean
 ------------------------------------
         Thomas F. Grojean                    Director           March 24, 1994
          James A. Hartlage
 ------------------------------------
         James A. Hartlage             Senior Vice President--   March 24, 1994
                                       Technology and Director
           Walter J. Klein
 ------------------------------------
          Walter J. Klein             Vice President--Finance,   March 24, 1994
                                       Principal Financial and
                                         Accounting Officer
            Paul H. Stepan
 ------------------------------------
           Paul H. Stepan                     Director           March 24, 1994
          Robert D. Cadieux
 ------------------------------------
         Robert D. Cadieux                    Director           March 24, 1994

  JEFFREY W. BARTLETT, PURSUANT TO POWERS OF ATTORNEY EXECUTED BY EACH OF THE DIRECTORS AND OFFICERS LISTED ABOVE, DOES HEREBY EXECUTE THIS REPORT ON BEHALF OF EACH OF SUCH DIRECTORS AND OFFICERS IN THE CAPACITY IN WHICH THE NAME OF EACH APPEARS ABOVE.

                                          JEFFREY W. BARTLETT
March 24, 1994

                                  INDEX TO THE
                       CONSOLIDATED FINANCIAL STATEMENTS
                                      AND
                             SUPPLEMENTAL SCHEDULES

  A copy of Stepan Company's Annual Report to Stockholders for the year ended December 31, 1993 has been filed as an exhibit to this Annual Report on Form 10-K. Pages 19 through 29 of such Annual Report to Stockholders contain the Consolidated Balance Sheets as of December 31, 1993 and 1992, the Consolidated Statements of Income, Stockholders' Equity and Cash Flows and Notes to Consolidated Financial Statements for the three years ended December 31, 1993, and the Auditors' Report covering the aforementioned financial statements. These consolidated financial statements and the Auditors' Report thereon are incorporated herein by reference.

  Supplemental Schedules to Consolidated Financial Statements and the Auditors' Report on such Supplemental Schedules on pages 10 through 12 of this 10-K, including Schedules V and VI--Property, Plant and Equipment and Related Accumulated Depreciation, Schedule VIII--Allowance for Doubtful Accounts and
Schedule IX--Short-term Borrowings, which are required to comply with Regulation S-X, are included herein.

  The individual financial statements of the Registrant have been omitted because the Registrant is primarily an operating company and all subsidiaries included in the consolidated financial statements being filed, in the aggregate, do not have minority equity interests and/or indebtedness to any person other than the parent in amounts which together exceed 5% of the total consolidated assets at the date of the latest balance sheet filed.

  Certain supplemental schedules are not submitted because they are not applicable or not required, or because the required information is included in the financial statements or notes thereto.

                                 STEPAN COMPANY

          SUPPLEMENTAL SCHEDULES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED DECEMBER 31, 1993
                   AS REQUIRED TO COMPLY WITH REGULATION S-X

SCHEDULES V AND VI--PROPERTY, PLANT AND EQUIPMENT AND RELATED ACCUMULATED
DEPRECIATION:

  Analyses of property, plant and equipment and the related accumulated depreciation for the three years ended December 31, 1993 are as follows:

                         PROPERTY, PLANT AND EQUIPMENT
                                 (IN THOUSANDS)

                               BALANCE                                   BALANCE
                               AT DEC.  ADDITIONS  RETIREMENTS           AT DEC.
        CLASSIFICATION         31, 1992  AT COST    AND SALES  OTHER (A) 31, 1993
        --------------         -------- ---------  ----------- --------  --------
Land.......................... $  4,533 $    --     $    --    $    --   $  4,533
Buildings and improvements....   42,781    8,217        (386)      (469)   50,143
Machinery and equipment.......  290,866   24,152      (2,524)      (873)  311,621
Construction in progress......   15,819   (4,555)       (117)        (5)   11,142
                               -------- --------    --------   --------  --------
                               $353,999 $ 27,814    $ (3,027)  $ (1,347) $377,439
                               ======== ========    ========   ========  ========
                               BALANCE                                   BALANCE
                               AT DEC.  ADDITIONS  RETIREMENTS           AT DEC.
        CLASSIFICATION         31, 1991  AT COST    AND SALES  OTHER (A) 31, 1992
        --------------         -------- ---------  ----------- --------  --------
Land.......................... $  3,996 $    735    $    --    $   (198) $  4,533
Buildings and improvements....   37,393    5,559         (66)      (105)   42,781
Machinery and equipment.......  257,404   35,629        (639)    (1,528)  290,866
Construction in progress......   23,467   (7,483)        --        (165)   15,819
                               -------- --------    --------   --------  --------
                               $322,260 $ 34,440    $   (705)  $ (1,996) $353,999
                               ======== ========    ========   ========  ========
                               BALANCE                                   BALANCE
                               AT DEC.  ADDITIONS  RETIREMENTS           AT DEC.
        CLASSIFICATION         31, 1990  AT COST    AND SALES  OTHER (A) 31, 1991
        --------------         -------- ---------  ----------- --------  --------
Land.......................... $  4,006 $    --     $    --    $    (10) $  3,996
Buildings and improvements....   35,181    2,247         (18)       (17)   37,393
Machinery and equipment.......  228,681   28,904        (254)        73   257,404
Construction in progress......   20,896    2,577         --          (6)   23,467
                               -------- --------    --------   --------  --------
                               $288,764 $ 33,728    $   (272)  $     40  $322,260
                               ======== ========    ========   ========  ========

                ACCUMULATED DEPRECIATION OF PLANT AND EQUIPMENT
                                 (IN THOUSANDS)

                                BALANCE  ADDITIONS                     BALANCE
                                   AT    CHARGED TO                       AT
                                DEC. 31, COSTS AND  RETIREMENTS OTHER  DEC. 31,
       DESCRIPTION                1992    EXPENSES   AND SALES   (A)     1993
       -----------              -------- ---------- ----------- -----  --------
Buildings and improvements..... $ 18,763  $ 1,906     $  (362)  $ (26) $ 20,281
Machinery and equipment........  167,306   23,804      (2,207)   (626)  188,277
                                --------  -------     -------   -----  --------
                                $186,069  $25,710     $(2,569)  $(652) $208,558
                                ========  =======     =======   =====  ========
                                BALANCE  ADDITIONS                     BALANCE
                                   AT    CHARGED TO                       AT
                                DEC. 31, COSTS AND  RETIREMENTS OTHER  DEC. 31,
       DESCRIPTION                1991    EXPENSES   AND SALES   (A)     1992
       -----------              -------- ---------- ----------- -----  --------
Buildings and improvements..... $ 17,287  $ 1,573     $   (64)  $ (33) $ 18,763
Machinery and equipment........  147,910   20,863        (520)   (947)  167,306
                                --------  -------     -------   -----  --------
                                $165,197  $22,436     $  (584)  $(980) $186,069
                                ========  =======     =======   =====  ========
                                BALANCE  ADDITIONS                     BALANCE
                                   AT    CHARGED TO                       AT
                                DEC. 31, COSTS AND  RETIREMENTS OTHER  DEC. 31,
       DESCRIPTION                1990    EXPENSES   AND SALES   (A)     1991
       -----------              -------- ---------- ----------- -----  --------
Buildings and improvements..... $ 15,908  $ 1,401     $   (18)  $  (4) $ 17,287
Machinery and equipment........  129,514   18,715        (187)   (132)  147,910
                                --------  -------     -------   -----  --------
                                $145,422  $20,116     $  (205)  $(136) $165,197
                                ========  =======     =======   =====  ========

- --------
(A) Primarily relates to impact of foreign currency translation adjustments in accordance with Statement of Financial Accounting Standards No. 52.

SCHEDULE VIII--ALLOWANCE FOR DOUBTFUL ACCOUNTS:

   An analysis of the allowance for doubtful accounts for the three years ended December 31, 1993 is summarized as follows:

(IN THOUSANDS)
                                                          1993    1992    1991
                                                         ------  ------  ------
Balance, Beginning of Year.............................. $1,444  $1,592  $1,482
  Provision charged to income...........................    621     119     213
  Accounts written off, net of recoveries...............   (326)   (267)   (103)
                                                         ------  ------  ------
Balance, End of Year.................................... $1,739  $1,444  $1,592
                                                         ======  ======  ======

SCHEDULE IX--SHORT-TERM BORROWINGS

  An analysis of the short-term borrowings for the three years ended December 31, 1993 is summarized as follows:

(IN THOUSANDS, EXCEPT
INTEREST RATE AMOUNTS)
                                                MAXIMUM
                                     WEIGHTED   AMOUNT                   WEIGHTED
                                     AVERAGE  OUTSTANDING                AVERAGE
                           BALANCE   INTEREST   AT ANY    AVERAGE AMOUNT INTEREST
        CATEGORY         END OF YEAR   RATE    MONTH-END  OUTSTANDING(1) RATE(2)
        --------         ----------- -------- ----------- -------------- --------
1993 Notes Payable to
 Banks..................        --        --    $16,300      $ 4,713       3.97%
                           =======    ======    =======      =======       ====
1992 Notes Payable to
 Banks..................         --       --    $ 8,300      $ 5,401       4.51%
                           =======    ======    =======      =======       ====
1991 Notes Payable to
 Banks..................         --       --    $36,200      $20,230       6.90%
                           =======    ======    =======      =======       ====

- --------
(1) Average is computed using daily balances.
(2) Weighted average interest rate is computed by dividing interest expense applicable to short-term borrowings by the average amount outstanding during the year.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                           ON SUPPLEMENTAL SCHEDULES

To Stepan Company:

  We have audited in accordance with generally accepted auditing standards, the financial statements included in Stepan Company's Annual Report to Stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 11, 1994. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The supplemental schedules listed in the index of financial statements are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN & CO.

Chicago, Illinois,
February 11, 1994

                                 EXHIBIT INDEX

      EXHIBIT
        NO.                                   DESCRIPTION
      -------                                 -----------
     (3)a      Copy of the Certificate of Incorporation, and the Certificates of
               Amendment of Certificate of Incorporation dated May 6, 1968, April 20,
               1972, April 16, 1973, December 2, 1983. Filed with the Company's Annual
               Report on Form 10-K for the year ended December 31, 1983, and incorporated herein by reference.
     (3)b      Copy of the Bylaws of the Company as amended through May 6, 1987.*
     (3)c      Copy of Certificate of Amendment, dated April 28, 1993, to Article IV of
               Certificate of Incorporation.##
     (3)d      Copy of Certificate of Amendment, dated May 5, 1987, to Article X of
               Certificate of Incorporation.*
     (4)i      Copy of Revolving Credit and Term Loan Agreement dated February 20, 1990, with The First National Bank of Chicago and the amendment dated March 21,
               1990.****
     (4)m      Copy of Second Amendment dated September 20, 1991, amending Revolving
               Credit and Term Loan Agreement dated February 20, 1990 (see (4)i above).******
     (4)m(1)   Copy of Third Amendment dated December 29, 1992, amending Revolving Credit and Term Loan Agreement dated February 20, 1990 (see (4)i and (4)m above).###
     (4)n(1)   Copy of Certificate of Designation, Preferences and Rights of the 5 1/2%
               Convertible Preferred Stock, without Par Value and the Amended Certificate dated August 12, 1992 and April 28, 1993.##
     (4)n(2)   Copy of Issuer Tender Offer Statement on Schedule 13E-4 dated August 13,
               1992.#
     (4)n(3)   Copy of Amendment No. 1 to Schedule 13E-4 (see also (4)n(2) above) dated
               September 23, 1992.#
     (4)n(4)   Copy of the Company's Form 8-A dated August 13, 1992.#
               In accordance with 601 (b)(4)(iii) of Regulation S-K, certain debt instruments are omitted, where the amount of securities authorized under such instruments does not exceed 10% of the total consolidated assets of the Registrant. Copies of such instruments will be furnished to the
               Commission upon request.
     (10)a     Description of the 1965 Directors Deferred Compensation Plan.***
     (10)b     Copy of the 1969 Management Incentive Compensation Plan as amended and restated as of January 1, 1992.*******
     (10)d     Copy of the 1982 Stock Option Plan.***
     (10)e     Copy of Leveraged Employee Stock Ownership Plan.****
     (10)f     Copy of the Company's 1992 Stock Option Plan.*******
     (11)      Statement re computation of per share earnings.
     (13)      Copy of the Company's 1993 Annual Report to Stockholders.
     (18)      Letter re change in accounting principle for the year ended December 31,
               1992.###
     (21)      Subsidiaries of Registrant at December 31, 1993.
     (23)      Consent of Independent Public Accountants.
     (24)      Power of Attorney

- --------
      * Filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1987, and incorporated herein by reference.
    *** Filed with the Company's Annual Report on Form 10-K for the year ended
      December 31, 1988, and incorporated herein by reference.
   **** Filed with the Company's Annual Report on Form 10-K for the year ended
      December 31, 1989, and incorporated herein by reference.
 ****** Filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1991, and incorporated herein by reference.
******* Filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1992, and incorporated herein by reference.
     # Filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992, and incorporated herein by reference.
   ## Filed with the Company's Current Report on Form 8-K filed on April 28,
      1993, and incorporated herein by reference.
 ### Filed with the Company's Annual Report on Form 10-K for the year ended
      December 31, 1992, and incorporated herein by reference.