Form 10-Q
period 1994-03-31
STEPAN CO
filed 1994-05-13
CIK 94049

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(MARK ONE)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1994

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO _______________

                                    1-4462
                            ----------------------
                            Commission File Number

                                STEPAN COMPANY
- - --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Delaware                                            36 1823834
- - -------------------------------                         ------------------------
(State or other jurisdiction of                             (I.R.S Employer
incorporation or organization)                           Identification Number)

             Edens and Winnetka Road Northfield, Illinois 60093
- - --------------------------------------------------------------------------------
                   (Address of principal executive offices)

Registrant's telephone number                                (708) 446-7500
                                                        ------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                   Yes    X       No
                                                       -------      -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


        Class                                   Outstanding at April 30, 1994
- - --------------------------                     -------------------------------
Common Stock, $1 par value                             4,953,000 Shares

    Part I                   FINANCIAL INFORMATION
    ----------------------------------------------------------------------------
    Item 1 - Financial Statements

                                STEPAN COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     March 31, 1994 and December 31, 1993
                                   Unaudited

(Dollars in Thousands)                                   3/31/94       12/31/93
                                                         --------      --------
ASSETS
- - ------

CURRENT ASSETS:
  Cash and cash equivalents                              $  2,737      $  1,515
  Receivables, net                                         64,387        57,250
  Inventories (Note 2)                                     42,975        48,918
  Other current assets                                      9,974        11,477
                                                         --------      --------
    Total current assets                                  120,073       119,160
                                                         --------      --------

PROPERTY, PLANT AND EQUIPMENT:
  Cost                                                    386,653       378,828
  Less accumulated depreciation                           215,662       208,558
                                                         --------      --------
                                                          170,991       170,270
                                                         --------      --------

OTHER ASSETS                                               11,068        11,058
                                                         --------      --------

    Total assets                                         $302,132      $300,488
                                                         ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
- - ------------------------------------

CURRENT LIABILITIES:
  Current maturities of long-term debt                   $  7,622      $  7,447

  Accounts payable                                         30,347        34,832
  Accrued liabilities                                      26,268        28,312
                                                         --------      --------
    Total current liabilities                              64,237        70,591
                                                         --------      --------

DEFERRED INCOME TAXES                                      35,258        36,020
                                                         --------      --------

LONG-TERM DEBT, less current maturities (Note 3)           94,646        89,660
                                                         --------      --------

OTHER LONG-TERM LIABILITIES (Note 7)                        2,793           -
                                                         --------      --------

STOCKHOLDERS' EQUITY:
  5-1/2% convertible preferred stock,                      19,992        19,992
    cumulative, voting without par value;
    authorized 2,000,000 shares; issued 799,684
    shares in 1994 and in 1993
  Common stock, $1 par value; authorized                    5,114         5,113
    15,000,000 shares; issued 5,113,574 shares
    in 1994 and 5,113,024 shares in 1993
  Additional paid-in capital                                3,804         3,781
  Cumulative translation adjustments                       (1,978)       (2,058)
  Retained earnings (approximately $32,281
    unrestricted in 1994 and $32,789 in 1993)              83,185        82,475
                                                         --------      --------
                                                          110,117       109,303
  Less - Treasury stock, at cost (Note 5)                   4,752         4,863

         Deferred ESOP compensation                           167           223
                                                         --------      --------
    Stockholders' equity                                  105,198       104,217
                                                         --------      --------

      Total liabilities and stockholders' equity         $302,132      $300,488
                                                         ========      ========

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated balance sheets.

                                 STEPAN COMPANY
                       CONSOLIDATED STATEMENTS OF INCOME
               For the Three Months Ended March 31, 1994 and 1993
                                   Unaudited


(In Thousands, except per share amounts)


                                                            Three Months Ended
                                                                 March 31
                                                           --------------------
                                                             1994        1993
                                                           --------------------

  NET SALES                                                $107,279    $114,620
                                                           --------    --------
  COSTS AND EXPENSES:
    Cost of Sales (Note 6)                                   88,136      91,752
    General and Administrative                                4,937       4,486
    Marketing                                                 4,221       4,149
    Research, Development and Technical Services              4,640       4,371
    Interest, net (Note 3)                                    1,918       1,887
                                                           --------    --------
                                                            103,852     106,645
                                                           --------    --------

  PRE-TAX INCOME                                              3,427       7,975

  PROVISION FOR INCOME TAX                                    1,405       3,288
                                                           --------    --------

  NET INCOME                                               $  2,022    $  4,687
                                                           ========    ========

  NET INCOME PER COMMON SHARE (Note 4)
    Primary                                                   $0.35       $0.89
                                                              =====       =====
    Fully Diluted                                             $0.35       $0.85
                                                              =====       =====

  DIVIDENDS PER COMMON SHARE                                  $0.21       $0.20
                                                              =====       =====

  AVERAGE COMMON SHARES OUTSTANDING                           4,949       4,941
                                                              =====       =====


  The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                                STEPAN COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 1994 and 1993
                                   Unaudited

(Dollars in Thousands)                                 3/31/94          3/31/93
                                                       -------          -------

NET CASH FLOW FROM OPERATING ACTIVITIES
  Net income                                            $2,022           $4,687
  Depreciation and amortization                          7,566            6,998
  Deferred taxes                                           206               42
  Other long-term liabilities (Note 7)                   2,793                -
  Other non-cash items                                      84             (100)
                                                        ------           ------
                                                        12,671           11,627
  Changes in Working Capital:
    Receivables, net                                    (7,137)          (8,180)
    Inventories                                          5,943             (484)
    Accounts payable and accrued liabilities            (6,105)          (5,040)
    Other                                                  280            1,104
                                                        ------           ------
      Net Cash Provided by (Used for)                    5,652             (973)
       Operating Activities                             ------           ------


CASH FLOWS FROM INVESTING ACTIVITIES
  Expenditures for property, plant and equipment        (8,192)          (7,540)
  Other non-current assets                                (244)             (14)
                                                        ------           ------
     Net Cash Used for Investing Activities             (8,436)          (7,554)
                                                        ------           ------

CASH FLOWS FROM FINANCING AND OTHER RELATED ACTIVITIES
  Revolving debt and notes payable to banks - net        5,102            8,631
  Other debt - repayments                                   (9)             (27)
  Sales of treasury stock, net of purchases                111              208
  Dividends paid                                        (1,312)          (1,264)
  Other                                                    114              106
                                                        ------           ------
    Net Cash Provided by Financing and Other             4,006            7,654
     Related Activities                                 ------           ------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     1,222             (873)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR          $1,515           $2,915
                                                        ------           ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $2,737           $2,042
                                                        ======           ======

CASH PAID (RECEIVED) DURING THE PERIOD FOR:
  Interest                                              $1,247           $1,159
  Income taxes                                             579               (5)


    The accompanying Notes to Condensed Consolidated Financial Statements
                   are an integral part of these statements.

                                 STEPAN COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      March 31, 1994 and December 31, 1993
                                   Unaudited


1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     -------------------------------------------

     The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although Management believes that the disclosures are adequate and make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report to Stockholders and the Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1993. In the opinion of Management all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of Stepan Company as of March 31, 1994 and the consolidated results of operations for the three months then ended, and cash flows for the three months then ended, have been included.

     Because the inventory determination under the LIFO method can only be made at the end of each year based on the inventory levels and costs at that point, interim LIFO determinations must necessarily be based upon Management's estimates of expected year-end inventory levels and costs. Since future estimates of inventory levels and prices are subject to many forces beyond the control of Management, interim financial results are subject to final year-end LIFO inventory amounts.

2.   INVENTORIES
     -----------

     Inventories include the following amounts:

          (Dollars in Thousands)                   3/31/94          12/31/93
                                                   -------          --------
            Inventories valued primarily on
               LIFO basis -

               Finished products                   $26,137           $27,269

               Raw materials                        16,838            21,649
                                                   -------           -------

            Total inventories                      $42,975           $48,918
                                                   =======           =======

     If the first-in, first-out (FIFO) inventory valuation method had been used for all inventories, inventory balances would have been approximately $9,900,000 and $9,700,000 higher than reported at March 31, 1994 and December 31, 1993, respectively.

3.  DEBT
    ----

    Long-term debt includes unsecured bank debt of $13.0 million and $7.0 million at March 31, 1994 and December 31, 1993, respectively. The unsecured bank debt is available to the Company under a line of credit based on rates that fluctuate daily. The average interest rate on unsecured bank debt for the three month period ended March 31 was 4.08 percent and 3.94 percent for 1994 and 1993, respectively.

4.  NET INCOME PER COMMON SHARE
    ---------------------------

    Primary net income per common share amounts are computed by dividing net income, less the convertible preferred stock dividend requirement, by the weighted average number of common shares outstanding. Fully diluted net income per share amounts are based on an increased number of common shares that would be outstanding assuming the exercise of certain outstanding stock options and the conversion of the convertible preferred stock, when such conversion would have the effect of reducing net income per share. For computation of earnings per share, reference should be made to Exhibit 11.

5.  TREASURY STOCK
    --------------

    At March 31, 1994, treasury stock consists of 10,800 shares of preferred stock and 159,758 shares of common stock. At December 31, 1993, treasury stock consisted of 8,700 shares of preferred stock and 165,029 shares of common stock.

6.  COST OF SALES
    -------------

    Cost of sales in the first quarter of 1994 includes a pre-tax gain of $950,000 arising from the settlement of claims filed against the Company's insurance carrier in connection with production outages and business interruption suffered in the phthalic anhydride (PA) business in 1993.

7.  OTHER LONG-TERM LIABILITIES
    ---------------------------

    During the first quarter of 1994, the Company received a partial prepayment on a multi-year commitment for future shipments of surfactants. Upon shipment, sales are included in the Company's consolidated statement of income along with the related cost of sales. As the commitment is fulfilled, the proportionate share of the deferred revenue is taken into income. Related deferred revenue at March 31, 1994 is $2.5 million which is included in the "Other Long-Term Liabilities" caption of the Condensed Consolidated Balance Sheets.

8.   CONTINGENCIES
     -------------

     There are a variety of legal proceedings pending or threatened against the Company. Some of these proceedings may result in fines, penalties, judgments or costs being assessed against the Company at some future time. The Company's operations are subject to extensive local, state and federal regulations, including the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("Superfund") and the Superfund amendments of 1986. The Company, and others, have been named as potentially responsible parties at affected geographic sites. As discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in this filing, the Company believes that it has made adequate provisions for the costs it may incur with respect to these sites. The Company has estimated a range of possible environmental and legal losses from $5.4 million to $22.8 million at March 31, 1994. The Company reserves for such losses based on its best estimate of probable losses. At March 31, 1994, the Company's reserve was $7.0 million for legal and environmental matters compared to $7.2 million at December 31, 1993. While the Company has insurance policies that may cover some of its environmental costs, it does not record those claims until such time as they become probable. At March 31, 1994, the Company has not recorded any of such insurance claims.

     At certain of the sites, estimates cannot be made of the total costs of compliance, or the Company's share of such costs; accordingly, the Company is unable to predict the effect thereof on future results of operations. In the event of one or more adverse determinations in any annual or interim period, the impact on results of operations for those periods could be material. However, based upon the Company's present belief as to its relative involvement at these sites, other viable entities' responsibilities for cleanup and the extended period over which any costs would be incurred, the Company believes that these matters will not have a material effect on the Company's financial position. Certain of these matters are discussed in Item 3, Legal Proceedings in the 1993 Form 10-K Annual Report and in other filings of the Company with the Securities and Exchange Commission, which filings are available upon request from the Company.

9.   RECLASSIFICATIONS
     -----------------

     Certain amounts in the 1993 financial statements have been reclassified to conform with the 1994 presentation.

                                 STEPAN COMPANY
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

The following is Management's discussion and analysis of certain significant factors which have affected the Company's financial condition and results of operations during the interim period included in the accompanying condensed consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES
- - -------------------------------

For the first three months of 1994, cash from operations has totaled $5.7 million compared to a negative $1.0 million for the same period last year. Net income, adjusted for non-cash items, totaled $12.7 million, compared to $11.6 million recorded in 1993. Included in cash flow from operations for 1994 is $2.5 million in customer prepayments for future delivery of products. During 1994, working capital items constituted a $7.0 million use of cash compared to a use of $12.6 million during 1993. Reduced inventories offset some of the usual increases in receivables for the first quarter.

Capital expenditures totaled $8.2 million for the first quarter of 1994, compared to $7.5 million for the same period in 1993. It is expected that total expenditures for 1994 will approximate $40 million, compared to $25.4 million spent in 1993 which represented a five-year low for the Company. A significant portion of the projected spending relates to a specific capacity expansion project for the production of higher active ingredients. Future year capital spending is not expected to be at this higher level.

Since December 31, 1993, total company debt has increased by $5.2 million.
Since year end, the ratio of long-term debt to long-term debt plus shareholders' equity has increased from 46.2 percent to 47.4 percent. This increase was largely due to increased working capital requirements. The Company anticipates that it will meet its cash requirements without any further increases in debt for the year.

The Company maintains contractual relationships with its banks which provide for $45 million of revolving credit which may be drawn upon as needed for general corporate purposes. The Company also meets short-term liquidity requirements through uncommitted bank lines of credit and bankers' acceptances.

The Company anticipates that cash from operations and from committed credit facilities will be sufficient to meet anticipated capital expenditure programs, dividend requirements and other planned financial commitments in 1994 and for the foreseeable future.

RESULTS OF OPERATIONS
- - ---------------------

Net income for the first quarter of 1994 declined 57 percent to $2.0 million, or $.35 per share, down from $4.7 million, or $.89 per share, recorded in the same quarter of 1993. First quarter results included the benefit of a $950,000 pre-tax, or $560,000 after-tax, insurance recovery. Net sales declined 6 percent to $107.3 million, down from the quarterly record of $114.6 million reported a year ago.

Sales data for the 1994 first quarter compared with the same quarter of the prior year is set forth in the following table:

                                           Three Months
                                          Ended March 31
                                     ------------------------
                                                         %
          ($ in millions)             1994     1993    Change
                                     ------   ------   ------
          Net Sales:

            Surfactants              $ 83.1   $ 87.4     -5

            Polymers                   16.4     18.3    -11

            Specialty Products          7.8      8.9    -13
                                     ------   ------

                Total                $107.3   $114.6     -6
                                     ======   ======

Surfactants' decline in net sales was due to a 6 percent volume decrease from the same quarter last year. Most of the volume decrease was attributable to larger national customers as a result of product reformulations, partially offset by the volume increase of the broad commercial customer base.

Surfactants' gross profit declined 11 percent from $18.1 million to $16.1 million for the first quarter of 1994. Gross profit was negatively affected by the reduced sales volume. In addition, higher utility and maintenance costs due to the severe winter also contributed to the lower gross profit. While the Mexican and Canadian operations reported higher gross profit due to improved volumes, Europe's gross profit was down due to competitive price pressure in the fabric softener market.

Polymers' lower net sales were due primarily to a 15 percent decrease in the average selling price, compared to the first quarter of 1993. Despite a 3 percent increase in volume, phthalic anhydride (PA) suffered the most from lower selling prices driven mainly by the competitive pressure of foreign imports and lower raw material prices.

Polymers' gross profit declined 16 percent to $2.3 million for the current quarter due to the lower selling prices. Favorably impacting PA's gross profit in the first quarter of 1994 was a $950,000 insurance recovery for claims related to production outages in 1993. Polyurethane systems' gross profit improved on a higher margin over raw material costs, whereas polyurethane polyols' gross profit decreased over higher manufacturing and transportation costs.

Specialty products' reduced net sales were a result of a 17 percent decline in volume from the first quarter of 1993. Lubricant additives and food ingredients led the volume decline. Gross profit declined sharply due to the lower volumes. Further negatively impacting the gross profit was the higher manufacturing costs attributable to the severe cold weather endured particularly by the manufacturing facilities on the East Coast.

Operating expenses for the first quarter increased 6 percent over the same quarter in 1993. Administrative expenses were up 10 percent due primarily to increased legal and environmental expenses. Research and product development expenses increased 6 percent mainly for salaries, whereas marketing expenses were up less than 2 percent.

Interest expense for the quarter rose a modest 2 percent over the same quarter in 1993.


ENVIRONMENTAL AND LEGAL MATTERS
- - -------------------------------

The Company is subject to extensive federal, state and local environmental laws and regulations. Although the Company's environmental policies and practices are designed to ensure compliance with these laws and regulations, future developments and increasingly stringent environmental regulation could require the Company to make additional unforeseen environmental expenditures. The Company will continue to invest in the equipment and facilities necessary to comply with existing and future regulations. During the first quarter of 1994, Company expenditures for capital projects related to the environment were $1.0 million and should approximate $6.2 million for the full year 1994. These projects are capitalized and typically depreciated over 10 years. Capital spending on such projects is likely to continue at these or higher levels in future years. Recurring costs associated with the operation and maintenance of environmental protection facilities in ongoing operations were $1.8 million for the first three months of 1994. While difficult to project, it is not anticipated that these recurring expenses will increase significantly in the future.

The Company has been named by the government as a potentially responsible party at 16 waste disposal sites where cleanup costs have been or may be incurred under the Federal Comprehensive Environmental Response, Compensation and Liability Act and similar state statutes. In addition, damages are being claimed against the Company in general liability actions for alleged personal injury or property damage in the case of some disposal and plant sites. The Company believes that it has made adequate provisions for the costs it may incur with respect to these sites. The Company has estimated a range of possible environmental and legal losses from $5.4 million to $22.8 million at March 31, 1994. The Company reserves for such losses based on its best estimate of probable losses. At March 31, 1994, the Company's reserve was $7.0 million for legal and environmental matters compared to $7.2 million at December 31, 1993. During the first three months of 1994, expenditures related to legal and environmental matters approximated $.8 million. An additional $1.3 million is expected to be expended during the remainder of 1994. At certain of the sites, estimates cannot be made of the total costs of compliance, or the Company's share of such costs; accordingly, the Company is unable to predict the effect thereof on future results of operations. In the event of one or more adverse determinations in any annual or interim period, the impact on results of operations for those periods could be material. However, based upon the Company's present belief as to its relative involvement at these sites, other viable entities' responsibilities for cleanup and the extended period over which any costs would be incurred, the Company believes that these matters will not have a material effect on the Company's financial position. Certain of these matters are discussed in Item 3, Legal Proceedings in the 1993 Form 10-K Annual Report and in other filings of the Company with the Securities and Exchange Commission, which filings are available upon request from the Company.

Part II                        OTHER INFORMATION
- - -------------------------------------------------------------------------------
Item 1 - Legal Proceedings

       Reference is made to the Company's Report Form 10-K for the year ended December 31, 1992 and Report Form 10-Q for the quarter ended September 30, 1993 regarding Nor-Am Chemical Company and Olin Corporation at the Company's former site in Wilmington, Massachusetts. On March 31, 1994, the Commonwealth of Massachusetts, Department of Environmental Affairs, sent to the Company and four other parties, a Notice of Responsibility and Interim Deadline for the Company's former National Polychem site in Wilmington, Massachusetts. This site has been the subject of previous reports. The Company has responded that it believes its obligation has been settled in view of its settlement with Olin Corporation. At this time, the Company cannot estimate what its liability will be, if any, in view of the prior settlement with Olin Corporation.



Item 4 - Submission of Matters to a Vote of Security Holders


       (A) The Company's 1993 Annual Meeting of Stockholders was held on April 29, 1994.


       (B) Proxies were solicited by management pursuant to Regulation 14 under the Securities Exchange Act of 1934, there was no solicitation in opposition to management's nominees as listed in the proxy statement, and all such nominees were elected.


       (C) A majority of the outstanding shares voted to ratify the appointment of Arthur Andersen & Co. as independent auditors for the Company for 1994.

                                4,693,968   For

                                    9,531   Against

                                   20,240   Abstentions


Item 6 - Exhibits and Reports on Form 8-K

       (A)    Exhibits
                     (11) Statement re Computation of Per Share Earnings

       (B)    Reports on Form 8-K
                     None

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                     STEPAN COMPANY


                                                     /s/ Walter J. Klein
                                                     -------------------
                                                     Walter J. Klein
                                                     Vice President - Finance
                                                     Principal Financial and
                                                     Accounting Officer



Date: 5/13/94
     --------

                                                                    Exhibit (11)
                                 STEPAN COMPANY
                 STATEMENT RE COMPUTATION OF PER SHARE EARNINGS
               For the Three Months Ended March 31, 1994 and 1993
                                   Unaudited

                                                              Three Months
     (In Thousands, except per share amounts)                Ended March 31
                                                           ------------------
                                                            1994       1993
                                                           -------    -------
     Computation of Per Share Earnings
     ---------------------------------
     Net income                                             $2,022     $4,687
     Deduct dividends on preferred stock                       271        275
                                                            ------     ------
     Income applicable to common stock                      $1,751     $4,412
                                                            ======     ======

     Weighted average number of shares outstanding           4,949      4,941

     Per share earnings *                                   $0.354     $0.893
                                                            ======     ======
     Computation of Per Share Primary Earnings
     -----------------------------------------

     Income applicable to common stock                      $1,751     $4,412
                                                            ======     ======
     Weighted average number of shares outstanding           4,949      4,941
     Add net shares issuable from assumed exercise of
      options (under treasury stock method)                     78        111
                                                            ------     ------
     Shares applicable to primary earnings                   5,027      5,052
                                                            ======     ======

     Per share primary earnings *                           $0.348     $0.873
                                                            ======     ======

     Dilutive effect                                          1.7%       2.2%

     Computation of Per Share Fully Diluted Earnings
     -----------------------------------------------

     Net income (See Note A)                                $1,751     $4,687
                                                             =====     ======
     Weighted average number of shares outstanding           4,949      4,941
     Add net shares issuable from assumed exercise of
      options (under treasury stock method)                     78        111
     Add weighted average shares issuable from assumed
      conversion of convertible preferred stock
      (See Note A)                                               -        457
                                                            ------     ------
     Shares applicable to fully diluted earnings             5,027      5,509
                                                            ======     ======

     Per share fully diluted earnings *                     $0.348     $0.851
                                                            ======     ======

     Dilutive effect                                          1.7%       4.5%


(A) For 1994, the assumed conversion of convertible preferred stock would have been antidilutive. Accordingly, the dividends and shares issuable from assumed conversion have been excluded pursuant to APB No. 15.
- - ----------------
* Rounded

This calculation is submitted in accordance with Regulation S-K, item 601(b)(11).