Form 10-Q
period 1994-06-30
STEPAN CO
filed 1994-08-12
CIK 94049

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q



(MARK ONE)

(  X  )      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934
             FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1994



(      )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM __________ TO __________


                                    1-4462
                            ----------------------
                            Commission File Number

                                STEPAN COMPANY
- - --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


          Delaware                                          36 1823834
- - -------------------------------                      ------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                        Identification Number)


            Edens and Winnetka Road    Northfield, Illinois  60093
- - --------------------------------------------------------------------------------
                   (Address of principal executive offices)


Registrant's telephone number                             (708) 446-7500
                                                    --------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes      X       No
                             -----------     -----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



          Class                                 Outstanding at July 31, 1994
- - --------------------------                  ------------------------------------

Common Stock, $1 par value                            4,970,000 Shares

 Part I                      FINANCIAL INFORMATION
- - --------------------------------------------------------------------------------
Item 1 - Financial Statements

                                STEPAN COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      June 30, 1994 and December 31, 1993
                                   Unaudited


(Dollars in Thousands)                                   6/30/94   12/31/93
                                                         -------   --------
ASSETS
- - ------

CURRENT ASSETS:
  Cash and cash equivalents                             $  2,457   $  1,515
  Receivables, net                                        66,773     57,250
  Inventories (Note 3)                                    42,493     48,918
  Other current assets                                    11,439     11,477
                                                        --------   --------
     Total current assets                                123,162    119,160
                                                        --------   --------

PROPERTY, PLANT AND EQUIPMENT:
  Cost                                                   399,891    378,828
  Less accumulated depreciation                          223,167    208,558
                                                        --------   --------
                                                         176,724    170,270
                                                        --------   --------

OTHER ASSETS                                              10,967     11,058
                                                        --------   --------

  Total assets                                          $310,853   $300,488
                                                        ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
- - ------------------------------------

CURRENT LIABILITIES:
  Current maturities of long-term debt                  $  8,588   $  7,447
  Accounts payable                                        32,615     34,832
  Accrued liabilities                                     26,654     28,312
                                                        --------   --------
     Total current liabilities                            67,857     70,591
                                                        --------   --------

DEFERRED INCOME TAXES                                     35,172     36,020
                                                        --------   --------

LONG-TERM DEBT, less current maturities (Note 4)          93,383     89,660
                                                        --------   --------

DEFERRED REVENUE (Note 9)                                  5,808       -
                                                        --------   --------

STOCKHOLDERS' EQUITY:
  5-1/2% convertible preferred stock,
   cumulative, voting without par                         19,992     19,992
   value; authorized 2,000,000
   shares; issued 799,684 shares in
   1994 and in 1993
  Common stock, $1 par value;                              5,127      5,113
   authorized 15,000,000 shares;
   issued 5,127,244 shares in 1994
   and 5,113,024 shares in 1993
  Additional paid-in capital                               3,909      3,781
  Cumulative translation adjustments                      (1,268)    (2,058)
  Retained earnings (approximately                        85,955     82,475
   $33,937 unrestricted in 1994                         --------   --------
   and $32,789 in 1993)
                                                         113,715    109,303
   Less - Treasury stock, at cost (Note 6)                 4,971      4,863
          Deferred ESOP compensation                         111        223
                                                        --------   --------
        Stockholders' equity                             108,633    104,217
                                                        --------   --------

          Total liabilities and stockholders' equity    $310,853   $300,488
                                                        ========   ========

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated balance sheets.

                                 STEPAN COMPANY
                       CONSOLIDATED STATEMENTS OF INCOME
           For the Three and Six Months Ended June 30, 1994 and 1993
                                   Unaudited


(In Thousands,                            Three Months Ended           Six Months Ended
except per share amounts)                      June 30                     June 30
                                          ------------------          ------------------
                                            1994      1993              1994     1993
                                          --------  --------          --------  --------

NET SALES                                 $112,305  $110,578          $219,584  $225,198
                                          --------  --------          --------  --------

COSTS AND EXPENSES:
   Cost of Sales (Note 7)                   91,648    89,916           179,784   181,668
   General and Administrative (Note 8)       3,301     4,526             8,238     9,012
   Marketing                                 4,118     4,145             8,339     8,294
   Research, Development                     4,523     4,327             9,163     8,698
     and Technical Services
   Interest, net (Note 4)                    1,803     1,904             3,721     3,791
                                          --------  --------          --------  --------
                                           105,393   104,818           209,245   211,463
                                          --------  --------          --------  --------

PRE-TAX INCOME                               6,912     5,760            10,339    13,735

PROVISION FOR INCOME TAXES                   2,834     2,392             4,239     5,680
                                          --------  --------          --------  --------

NET INCOME                                $  4,078  $  3,368          $  6,100  $  8,055
                                          ========  ========          ========  ========

NET INCOME PER
  COMMON SHARE (Note 5)
   Primary                                   $0.77    $ 0.63            $ 1.12    $ 1.52
                                             =====    ======            ======    ======
   Fully Diluted                             $0.75    $ 0.61            $ 1.11    $ 1.46
                                             =====    ======            ======    ======

DIVIDENDS PER COMMON SHARE                   $0.21    $ 0.20            $ 0.42    $ 0.40
                                             =====    ======            ======    ======

AVERAGE COMMON SHARES                        4,957     4,948             4,953     4,944
 OUTSTANDING                                 =====    ======            ======    ======

    The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                                 STEPAN COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Six Months Ended June 30, 1994 and 1993
                                   Unaudited


(Dollars in Thousands)                                      6/30/94   6/30/93
                                                            -------   -------

NET CASH FLOW FROM OPERATING ACTIVITIES
  Net income                                                $ 6,100  $  8,055
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Depreciation and amortization                            15,117    13,944
    Deferred taxes                                              419       426
    Recognition of prepaid pension cost                        (147)     (357)
    Other non-cash items                                        365       176
    Deferred revenue (Note 9)                                 5,808         -
    Changes in Working Capital:
      Receivables, net                                       (9,523)   (5,967)
      Inventories                                             6,425     2,482
      Accounts payable and  accrued liabilities              (5,040)   (8,111)
      Other                                                     105       625
                                                            -------  --------
      Net Cash Provided by Operating Activities              19,629    11,273
                                                            -------  --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Expenditures for property, plant and equipment            (20,797)  (13,436)
  Investment in joint venture                                (1,000)   (1,401)
  Other non-current assets                                     (416)     (183)
                                                            -------  --------
    Net Cash Used for Investing Activities                  (22,213)  (15,020)
                                                            -------  --------

CASH FLOWS FROM FINANCING AND OTHER RELATED ACTIVITIES
  Revolving debt and notes payable to banks, net             13,147    (2,365)
  Other debt borrowings                                           -    15,000
  Other debt repayments                                      (7,349)   (7,431)
  Purchases of treasury stock, net of sales                    (108)      137
  Dividends paid                                             (2,620)   (2,529)
  Other                                                         456        18
                                                            -------  --------
    Net Cash Provided by Financing and                      $ 3,526     2,830
       Other Related Activities                             -------  --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            942      (917)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR              $ 1,515  $  2,915
                                                            -------  --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $ 2,457  $  1,998
                                                            =======  ========

CASH PAID DURING THE PERIOD FOR:
  Interest                                                  $ 4,234  $  4,142
  Income taxes                                              $ 4,202  $ $3,422

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                                 STEPAN COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      June 30, 1994 and December 31, 1993
                                   Unaudited


1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
    -------------------------------------------

    The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although Management believes that the disclosures are adequate and make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report to Stockholders and the Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1993. In the opinion of Management all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of Stepan Company as of June 30, 1994 and the consolidated results of operations for the three and six months then ended, and cash flows for the six months then ended, have been included.

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

2.  ENVIRONMENTAL EXPENDITURES
    --------------------------

    Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost or range of possible costs can be reasonably estimated. When no amount within the range is a better estimate than any other amount, at least the minimum is accrued. Some of the factors on which the Company will base its estimates include information provided by feasibility studies, potentially responsible party negotiations and the development of remedial action plans. Liabilities are recorded at gross amounts of probable future cash outlays and are not discounted to reflect the time value of money. While the Company has insurance policies that may cover some of its liabilities, it does not record those claims until such time as they become probable. Expenditures that mitigate or prevent environmental contamination that has yet to occur and that otherwise may result from future operations, are capitalized. Capitalized expenditures are depreciated generally utilizing a 10-year life.

3.   INVENTORIES
     -----------

     Inventories include the following amounts:



(Dollars in Thousands)                            6/30/94  12/31/93
                                                  -------  --------
 Inventories valued primarily on LIFO basis -

     Finished products                            $23,556   $27,269

     Raw materials                                 18,937    21,649
                                                  -------   -------
 Total inventories                                $42,493   $48,918
                                                  =======   =======

If the first-in, first-out (FIFO) inventory valuation method had been used for all inventories, inventory balances would have been approximately $10,200,000 and $9,700,000 higher than reported at June 30, 1994 and December 31, 1993, respectively.

4.   DEBT
     ----

     Long-term debt includes unsecured bank debt of $22.3 million and $7.0 million at June 30, 1994 and December 31, 1993, respectively. The unsecured bank debt is available to the Company under a line of credit based on rates that fluctuate daily. The average interest rate on unsecured bank debt for the three month period ended June 30 was 4.78 percent and 3.86 percent for 1994 and 1993, respectively. For the six months ended June 30, 1994 and 1993, the average interest rate was 4.56 percent and 3.90 percent, respectively.

5.   NET INCOME PER COMMON SHARE
     ---------------------------

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

6.   TREASURY STOCK
     --------------

     At June 30, 1994, treasury stock consists of 20,208 shares of preferred stock and 161,189 shares of common stock. At December 31, 1993, treasury stock consisted of 8,700 shares of preferred stock and 165,029 shares of common stock.

7.   COST OF SALES
     -------------

     Cost of sales in the first half of 1994 includes a pre-tax gain of $950,000 arising from the settlement of claims filed against the Company's insurance carrier in connection with production outages and business interruption suffered in the phthalic anhydride business in 1993.

8.   GENERAL AND ADMINISTRATIVE EXPENSES
     -----------------------------------

     In the second quarter of 1994, the Company received $1.6 million for insurance recoveries of legal costs previously incurred in defending environmental actions against the Company. The Company recorded the recoveries as reductions to the current year's legal and environmental expense which is included in the "General and Administrative" caption on the Consolidated Statements of Income. As discussed in Note 10, the Company is involved in certain environmental actions. While further recoveries are possible in the future, the Company only recognizes them as they become probable.

9.   DEFERRED REVENUE
     -----------------

     During the first and second quarters of 1994, the Company received partial prepayments on certain multi-year commitments for future shipments of products. Upon shipment, sales will be included in the Company's consolidated statement of income along with the related cost of sales. As the commitments are fulfilled, a proportionate share of the deferred revenue will be taken into income. Related deferred revenue at June 30, 1994 is $5.8 million which is included in the "Deferred Revenue" caption of the Condensed Consolidated Balance Sheets.

10.  CONTINGENCIES
     -------------

     There are a variety of legal proceedings pending or threatened against the Company. Some of these proceedings may result in fines, penalties, judgments or costs being assessed against the Company at some future time. The Company's operations are subject to extensive local, state and federal regulations, including the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("Superfund") and the Superfund amendments of 1986. The Company, and others, have been named as potentially responsible parties at affected geographic sites. As discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in this filing, the Company believes that it has made adequate provisions for the costs it may incur with respect to these sites. The Company has estimated a range of possible environmental and legal losses from $5.5 million to $21.8 million at June 30, 1994. At June 30, 1994, the Company's reserve was $6.6 million for legal and environmental matters compared to $7.2 million at December 31, 1993. While the Company has insurance policies that may cover some of its environmental costs, it does not record those claims until such time as they become probable. For the three months ended June 30, 1994, the Company received $1.6 million from insurers related to legal costs previously incurred by the Company. The recovery was included in income and reduced General and Administrative Expense in the Consolidated Statements of Income. There were no insurance recoveries recorded in 1993.

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

11.  RECLASSIFICATIONS
     -----------------

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

LIQUIDITY AND FINANCIAL CONDITION
- - ---------------------------------

For the first six months of 1994, cash from operations totaled $19.6 million compared to $11.3 million for the same period in 1993. Net income, adjusted for non-cash items, totaled $21.9 million, compared to $22.2 million last year. Included in cash flow from operations for 1994 is $5.8 million in advances from customers for future delivery of products. During 1994, working capital items comprised an $8.0 million use of cash compared to $11.0 million during 1993.

Capital expenditures totaled $20.8 million for the first half of 1994, compared to $13.4 million for the same period last year. It is expected that total expenditures for 1994 will approximate $40 million, compared to $25.4 million spent in 1993 which represented a five-year low for the Company. A significant portion of the projected spending relates to a specific capacity expansion project for the production of higher active ingredients. Future year capital spending is not expected to be at this higher level. Separately, the Company repaid a $1.0 million note related to its Colombian joint venture entered into a year ago.

Since December 31, 1993, total company debt has increased by $4.9 million.
Since year end, the ratio of long-term debt to long-term debt plus shareholders' equity has remained at 46.2 percent.

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


RESULTS OF OPERATIONS
- - ---------------------

Three Months Ended June 30, 1994 and 1993
- - -----------------------------------------

Net income for the quarter ended June 30, 1994 was $4.1 million, or $.77 per share, up 21 percent from $3.4 million, or $.63 per share for the same quarter a year ago. Included in the current quarter results was a $915,000 after-tax benefit from insurance recoveries relating to legal costs previously incurred in defending environmental cases against the Company. Net sales rose two percent to $112.3 million, up from $110.6 million reported a year earlier. Net sales by product group were


                                  Three Months
                                  Ended June 30
                           ---------------------------

(Dollars in Thousands)      1994      1993    % Change
                           ------    ------   --------
   Surfactants            $ 83,747  $ 80,132      +5
   Polymers                 18,543    22,008     -16
   Specialty Products       10,015     8,438     +19
                          --------  --------
       Total              $112,305  $110,578      +2
                          ========  ========

Surfactants net sales increased $3.6 million or five percent from the comparable quarter in 1993. Both domestic and international operations reported increased sales. The increase from the domestic operation was due primarily to the volume increase of the broad commercial customer base, partially offset by reduced volume of the larger national customers which was attributable to product reformulations. The increase in international sales was attributable to a strong 20 percent increase in volume.

Surfactants gross profit increased $.7 million or five percent to $16.2 million for the second quarter of 1994 compared to $15.5 million a year ago. The majority of the increase arose from increased gross profit in both the Mexican and Canadian subsidiaries on their respective strong volume gains. Despite the European subsidiary's reported volume gain, its gross profit declined eight percent from the same quarter in last year as it was pressured by competitive pricing.

Polymers net sales decreased $3.5 million or 16 percent from the same quarter a year earlier. Lower selling prices in phthalic anhydride (PA) and reduced volume in polyurethane systems were the main causes of the sales decline. Slightly offsetting the decline were polyurethane polyols sales which increased by $.9 million on a 13 percent volume gain. Lower PA selling prices were driven mainly by the competitive pressure of foreign imports and lower raw material prices. Slow introduction of new products with more favorable environmental characteristics contributed to the 40% volume decline in polyurethane systems.

Polymers gross profit declined $.6 million or 19 percent to $2.6 million for the current quarter versus $3.2 million reported in the prior year. The decline was due primarily to reduced earnings in PA and polyurethane systems. PA's decline was attributable to competitive pressure on margins and lower sales volume. Lower polyurethane systems earnings resulted primarily from lower sales volume. While polyurethane polyols recorded higher sales, increased manufacturing and logistical expenses almost offset the result.

Specialty products sales were up $1.6 million or 19 percent from the same quarter in 1993. Contributing to this result was a strong 70 percent volume gain over last year's quarter. Lubricant additives and industrial chemicals led the volume gains, partially offset by lower food additives sales.

Specialty products gross profit decreased $.2 million, despite the strong volume gain, as a result of unfavorable sales mix and a decline in royalty income compared to the prior year's quarter.

Operating expenses decreased eight percent due primarily to the $1,551,000 pre-tax, or $915,000 after-tax, insurance recoveries relating to legal costs previously incurred in defending environmental cases against the Company. (See also Note 8 of the Notes to Condensed Consolidated Financial Statements). The recoveries are recorded as reductions to the current quarter's administrative expenses.


Six Months Ended June 30, 1994 and 1993
- - ---------------------------------------

Net income for the six months ended June 30, 1994 was $6.1 million, or $1.12 per share, down 25 percent from $8.1 million, or $1.52 per share for the same period a year ago. Included in the year-to-date results were a $560,000 after-tax insurance recovery related to production outages in 1993 and $915,000 after-tax insurance recoveries related to legal costs previously incurred in defending environmental cases. Net sales fell a moderate two percent to $219.6 million, down from $225.2 million recorded a year ago. Net sales by product group were

                                                      Six Months
                                                     Ended June 30
                                              ---------------------------
                                                                     %
        (Dollars in Thousands)                  1994       1993    Change
                                                ----       ----    ------
        Surfactants                           $166,868   $167,511     -
        Polymers                                34,914     40,324    -13
        Specialty Products                      17,802     17,363     +3
                                              --------   --------
            Total                             $219,584   $225,198     -2
                                              ========   ========

Surfactants net sales were relatively flat for the first six months of 1994 compared to the same period a year ago. Domestic sales were down slightly due mostly to volume losses in larger national customers who reformulated their products. Partially offsetting this was a 13 percent volume growth in the broad commercial customer base. Foreign operations reported a slight volume growth in the broad commercial customer base. Foreign operations reported a slight increase in sales. The Canadian and Mexican subsidiaries posted strong 14 percent and 20 percent volume gains, respectively, while the European subsidiary's volume growth was more than offset by reduced selling prices in response to competitive pressures.

Surfactants gross profit dropped $1.2 million or four percent to $32.4 million for the first half of 1994 compared to $33.6 million a year ago. The decrease was primarily attributed to the reduced margin from the European subsidiary and the lower domestic volume to larger national customers. Partially offsetting this were stronger volume growth in Canadian and Mexican operations, as well as volume gain in the broad domestic commercial customer base.

Polymers net sales fell $5.4 million or 13 percent from the same period a year earlier. PA and polyurethane systems accounted for the majority of the sales decline which was partially offset by an 18 percent growth in polyurethane polyols sales on a 19 percent volume gain. Foreign imports and lower raw material prices have kept PA's selling prices down which has resulted in lower sales despite volumes which have held up between years. Lower polyurethane systems sales were due to a volume decline attributable to delays in new product roll-outs.

Polymers gross profit declined $1.0 million or 17 percent to $4.9 million for the first half of 1994 compared to $5.9 million recorded a year ago. This was mainly due to lower profit margins for PA. The current year results for PA included a $950,000 pre-tax insurance recovery related to 1993 production outages. PA's decline was attributable to decreased margins caused largely by the foreign imports. Despite the significant drop in polyurethane systems sales and volume, gross profit declined modestly due primarily to the development of lower cost formulations. While polyurethane polyols posted increased sales and volume, higher manufacturing expenses and logistics costs nearly offset all the volume gains.

Specialty products sales were up $.4 million or a moderate three percent from the same first half in 1993. Strong volume gain in the second quarter has made up for the slow first quarter, posting an 18 percent gain on a year-to-date basis over a year ago. Lubricant additives and industrial chemicals accounted for all the volume increase, partially offset by the drop in food ingredients. The average selling price declined eight percent reflecting an unfavorable sales mix in lubricant additives partially offset by a favorable mix in industrial chemicals.

Specialty products gross profit fell $1.4 million, or 36 percent to $2.5 million for the first six months in 1994. Despite the increased sales and volume noted above, the drop in gross profit was largely attributable to unfavorable sales mix and reduced royalty income compared to a year earlier.

Operating expenses declined one percent reflecting lower administrative expenses partially offset by higher research and development spending for the first half of 1994. The reduced administrative expenses were due primarily to the $1,551,000 pre-tax, or $915,000 after-tax, insurance recoveries relating to legal costs previously incurred in defending environmental cases against the Company. Research and product development expenses increased five percent mainly for salaries, while marketing expenses were virtually unchanged between years.

ENVIRONMENTAL AND LEGAL MATTERS

The Company is subject to extensive federal, state and local environmental laws and regulations. Although the Company's environmental policies and practices are designed to ensure compliance with these laws and regulations, future developments and increasingly stringent environmental regulation could require the Company to make additional unforeseen environmental expenditures. The Company will continue to invest in the equipment and facilities necessary to comply with existing and future regulations. During the first six months of 1994, Company expenditures for capital projects related to the environment were $2.7 million and should approximate $5.6 million for the full year 1994. These projects are capitalized and typically depreciated over 10 years. Capital spending on such projects is likely to continue at these or higher levels in future years. Recurring costs associated with the operation and maintenance of environmental protection facilities in ongoing operations were $3.6 million for the first six months of 1994. While difficult to project, it is not anticipated that these recurring expenses will increase significantly in the future.

The Company has been named by the government as a potentially responsible party at 15 waste disposal sites where cleanup costs have been or may be incurred under the Federal Comprehensive Environmental Response, Compensation and Liability Act and similar state statutes. In addition, damages are being claimed against the Company in general liability actions for alleged personal injury or property damage in the case of some disposal and plant sites. The Company believes that it has made adequate provisions for the costs it may incur with respect to these sites. The Company has estimated a range of possible environmental and legal losses from $5.5 million to $21.8 million at June 30, 1994. At June 30, 1994, the Company's reserve was $6.6 million for legal and environmental matters compared to $7.2 million at December 31, 1993. During the first six months of 1994, expenditures related to legal and environmental matters approximated $2.1 million. During the first six months of 1994, the Company has recovered $1.6 million of legal costs from insurance claims. The recovery is recorded as a reduction to the current year's legal and environmental expense. (See also Note 8 of the Notes to Condensed Consolidated Financial Statements). At certain of the sites, estimates cannot be made of the total costs of compliance, or the Company's share of such costs; accordingly, the Company is unable to predict the effect thereof on future results of operations. In the event of one or more adverse determinations in any annual or interim period, the impact on results of operations for those periods could be material. However, based upon the Company's present belief as to its relative involvement at these sites, other viable entities' responsibilities for cleanup and the extended period over which any costs would be incurred, the Company believes that these matters will not have a material effect on the Company's financial position. Certain of these matters are discussed in Item 3, Legal Proceedings in the 1993 Form 10-K Annual Report and in other filings of the Company with the Securities and Exchange Commission, which filings are available upon request from the Company.

Part II                        OTHER INFORMATION
- - -------------------------------------------------------------------------------
Item 1 - Legal Proceedings

    On June 22, 1994, the Commonwealth of Pennsylvania, Department of Environmental Resources, sent to the Company a request for information regarding the Company's Fieldsboro, New Jersey plant use of Reclamation Resource, Inc. and its landfill located at Lenhart Road, Hartfield Township, Montgomery County, Pennsylvania. The Company has responded that it has no knowledge of Reclamation Resource, Inc. or the landfill and, to the Company's knowledge, no use of Reclamation Resource, Inc. or the landfill and, to the Company's knowledge, no use of Reclamation Resource, Inc. was ever made by the Company. Consequently, the Company cannot determine what its liability, if any, will be.

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



Date: 8/11/94
      -------