Form 10-Q
period 1994-09-30
STEPAN CO
filed 1994-11-14
CIK 94049

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(MARK ONE)
( X )     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1994



(   )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          FOR THE TRANSITION PERIOD FROM ___________ TO __________


                                    1-4462
                            ______________________
                            Commission File Number

                                STEPAN COMPANY
________________________________________________________________________________
            (Exact name of registrant as specified in its charter)

            Delaware                                          36 1823834
________________________________                            ______________
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                         Identification Number)

             Edens and Winnetka Road  Northfield, Illinois  60093
________________________________________________________________________________
                   (Address of principal executive offices)

Registrant's telephone number                           (708) 446-7500
                                                 ____________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                       Yes    X       No
                                           _______       _______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



            Class                      Outstanding at October 31, 1994
______________________________         _______________________________

Common Stock, $1 par value                    4,972,000 Shares

Part I                       FINANCIAL INFORMATION
- --------------------------------------------------------------------------------
Item 1 - Financial Statements

                                STEPAN COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   September 30, 1994 and December 31, 1993
                                   Unaudited



(Dollars in Thousands)                               9/30/94     12/31/93
                                                     -------     --------

ASSETS
- ------
CURRENT ASSETS:
  Cash and cash equivalents                         $  1,799     $  1,515
  Receivables, net                                    65,024       57,250
  Inventories (Note 3)                                42,608       48,918
  Other current assets                                11,604       11,477
                                                    --------     --------
      Total current assets                           121,035      119,160
                                                    --------     --------

PROPERTY, PLANT AND EQUIPMENT:
  Cost                                               410,788      378,828
  Less accumulated depreciation                      229,346      208,558
                                                    --------     --------
                                                     181,442      170,270
                                                    --------     --------

OTHER ASSETS                                          10,888       11,058
                                                    --------     --------

      Total assets                                  $313,365     $300,488
                                                    ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------

CURRENT LIABILITIES:
  Current maturities of long-term debt              $  8,128     $  7,447
  Accounts payable                                    32,168       34,832
  Accrued liabilities                                 27,187       28,312
                                                    --------     --------
      Total current liabilities                       67,483       70,591
                                                    --------     --------


DEFERRED INCOME TAXES                                 36,144       36,020
                                                    --------     --------


LONG-TERM DEBT, less current maturities (Note 4)      91,520       89,660
                                                    --------     --------

DEFERRED REVENUE (Note 9)                              5,983            -
                                                    --------     --------

STOCKHOLDERS' EQUITY:
 5-1/2% convertible preferred stock,                  19,992       19,992
  cumulative, voting without par
  value; authorized 2,000,000 shares;
  issued 799,684 shares in 1994 and in 1993
 Common stock, $1 par value; authorized                5,008        5,113
  15,000,000 shares; issued 5,008,394
  shares in 1994 and 5,113,024 shares in 1993
 Additional paid-in capital                            3,880        3,781
 Cumulative translation adjustments                     (562)      (2,058)
 Retained earnings (approximately                     85,455       82,475
  $35,748 unrestricted in 1994                      --------     --------
  and $32,789 in 1993)
                                                     113,773      109,303

 Less - Treasury stock, at cost (Note 6)               1,482        4,863
         Deferred ESOP compensation                       56          223
                                                    --------     --------
      Stockholders' equity                           112,235      104,217
                                                    --------     --------

        Total liabilities and
         stockholders' equity                       $313,365     $300,488
                                                    ========     ========

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated balance sheets.

                                 STEPAN COMPANY
                       CONSOLIDATED STATEMENTS OF INCOME
        For the Three and Nine Months Ended September 30, 1994 and 1993
                                   Unaudited




(In Thousands,                            Three Months Ended          Nine Months Ended
except per share amounts)                    September 30                September 30
                                          ------------------         ------------------
                                            1994      1993             1994      1993
                                          --------  --------         --------  --------
NET SALES                                 $110,761  $111,111         $330,345  $336,309

COSTS AND EXPENSES:
  Cost of Sales (Note 7)                    89,778    89,962          269,562   271,630
  General and Administrative (Note 8)        4,082     4,321           12,320    13,333
  Marketing                                  4,196     4,061           12,535    12,355
  Research, Development                      4,127     4,210           13,290    12,908
   and Technical Services
  Interest, net (Note 4)                     1,639     1,869            5,360     5,660
                                          --------  --------         --------  --------
                                           103,822   104,423          313,067   315,886
                                          --------  --------         --------  --------

PRE-TAX INCOME                               6,939     6,688           17,278    20,423

PROVISION FOR INCOME TAXES                   2,827     3,518            7,066     9,198
                                          --------  --------         --------  --------

NET INCOME                                $  4,112  $  3,170         $ 10,212  $ 11,225
                                          ========  ========         ========  ========

NET INCOME PER
 COMMON SHARE (Note 5)

  Primary                                 $   0.77  $   0.59         $   1.90  $   2.10
                                          ========  ========         ========  ========
  Fully Diluted                           $   0.75  $   0.58         $   1.86  $   2.04
                                          ========  ========         ========  ========

DIVIDENDS PER COMMON SHARE                $   0.21  $   0.20         $   0.63  $   0.60
                                          ========  ========         ========  ========

AVERAGE COMMON SHARES                        4,969     4,952            4,959     4,947
 OUTSTANDING                              ========  ========         ========  ========


The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                                 STEPAN COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Nine Months Ended September 30, 1994 and 1993
                                   Unaudited


(Dollars in Thousands)                                  9/30/94   9/30/93
                                                        -------   -------
NET CASH FLOW FROM OPERATING ACTIVITIES
  Net income                                            $10,212   $11,225
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                      22,114    20,935
      Deferred taxes                                      1,218     3,046
      Recognition of prepaid pension cost                  (156)     (536)
      Other non-cash items                                  536       430
      Deferred revenue (Note 9)                           5,983        -
      Changes in Working Capital:
        Receivables, net                                 (7,774)   (3,360)
        Inventories                                       6,310     2,305
        Accounts payable and accrued liabilities         (4,781)  (11,310)
        Other                                               (60)       68
                                                        -------   -------
        Net Cash Provided by Operating Activities        33,602    22,803
                                                        -------   -------

CASH FLOWS FROM INVESTING ACTIVITIES
  Expenditures for property, plant and equipment        (31,856)  (18,519)
  Investment in joint venture                            (1,000)   (1,422)
  Other non-current assets                                 (578)     (676)
                                                        -------   -------
     Net Cash Used for Investing Activities             (33,434)  (20,617)
                                                        -------   -------

CASH FLOWS FROM FINANCING AND
  OTHER RELATED ACTIVITIES
  Revolving debt and notes payable to banks, net         14,672   (17,806)
  Other debt borrowings                                       -    30,000
  Other debt repayments                                 (11,268)  (12,303)
  Purchases of treasury stock, net of sales                (164)     (273)
  Dividends paid                                         (3,932)   (3,794)
  Other                                                     808      (155)
                                                        -------   -------
     Net Cash Provided by (Used for) Financing
      and Other Related Activities                          116    (4,331)
                                                        -------   -------

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                           284    (2,145)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR          $ 1,515   $ 2,915
                                                        -------   -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $ 1,799   $   770
                                                        =======   =======

CASH PAID DURING THE PERIOD FOR:
  Interest                                              $ 5,701   $ 5,120
  Income taxes                                          $ 7,166   $ 5,421

  The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                                STEPAN COMPANY

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   September 30, 1994 and December 31, 1993

                                   Unaudited



1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
    -------------------------------------------

    The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although Management believes that the disclosures are adequate and make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report to Stockholders and the Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1993. In the opinion of Management all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of Stepan Company as of September 30, 1994 and the consolidated results of operations for the three and nine months then ended, and cash flows for the nine months then ended, have been included.

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

3.   INVENTORIES
     -----------

     Inventories include the following amounts:

    (Dollars in Thousands)                    9/30/94  12/31/93
                                              -------  --------
      Inventories valued primarily on LIFO
       basis -

           Finished products                  $25,139   $27,269
           Raw materials                       17,469    21,649
                                              -------   -------
      Total inventories                       $42,608   $48,918
                                              =======   =======


     If the first-in, first-out (FIFO) inventory valuation method had been used for all inventories, inventory balances would have been approximately $11,500,000 and $9,700,000 higher than reported at September 30, 1994 and December 31, 1993, respectively.

4.   DEBT
     ----

     Long-term debt includes unsecured bank debt of $23.6 million and $7.0 million at September 30, 1994 and December 31, 1993, respectively. The unsecured bank debt is available to the Company under a line of credit based on rates that fluctuate daily. The average interest rate on unsecured bank debt for the three month period ended September 30 was 5.26 percent and 3.93 percent for 1994 and 1993, respectively. For the nine months ended September 30, 1994 and 1993, the average interest rate was
     4.89 percent and 3.91 percent, respectively.

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

6.   TREASURY STOCK
     --------------

     At September 30, 1994, treasury stock consists of 20,208 shares of preferred stock and 37,575 shares of common stock. At December 31, 1993, treasury stock consisted of 8,700 shares of preferred stock and 165,029 shares of common stock.

     During the third quarter of 1994, 125,000 shares of common stock from treasury were retired. The excess of the costs of the treasury shares over par ($3.4 million) was charged against additional paid-in capital and retained earnings for $.1 million and $3.3 million, respectively.

7.   COST OF SALES
     -------------

     Cost of sales for the first nine months of 1994 includes a pre-tax gain of $950,000 arising from the settlement of claims filed against the Company's insurance carrier in connection with production outages and business interruption suffered in the phthalic anhydride business in 1993.

8.   GENERAL AND ADMINISTRATIVE EXPENSES
     -----------------------------------

     During the three month and nine month periods ended September 30, 1994, the Company received $.5 million and $2.0 million, respectively, for insurance recoveries of legal costs previously incurred in defending environmental actions against the Company. The Company recorded the recoveries as reductions to the current year's legal and environmental expense which is included in the "General and Administrative" caption on the Consolidated Statements of Income. As discussed in Note 10, the Company is involved in certain environmental actions. While further recoveries are possible in the future, the Company only recognizes them as they become probable.

9.   DEFERRED REVENUE
     ----------------

     During the first nine months of 1994, the Company received partial prepayments on certain multi-year commitments for future shipments of products. Upon shipment, sales will be included in the Company's consolidated statement of income along with the related cost of sales. As the commitments are fulfilled, a proportionate share of the deferred revenue will be taken into income. Related deferred revenue at September 30, 1994 is $6.0 million which is included in the "Deferred Revenue" caption of the Condensed Consolidated Balance Sheets.

10.  CONTINGENCIES
     -------------

     There are a variety of legal proceedings pending or threatened against the Company. Some of these proceedings may result in fines, penalties, judgments or costs being assessed against the Company at some future time. The Company's operations are subject to extensive local, state and federal regulations, including the Federal Comprehensive

      Environmental Response, Compensation and Liability Act of 1980 ("Superfund") and the Superfund amendments of 1986. The Company, and others, have been named as potentially responsible parties at affected geographic sites. As discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in this filing, the Company believes that it has made adequate provisions for the costs it may incur with respect to these sites. The Company has estimated a range of possible environmental and legal losses from $5.0 million to $21.5 million at September 30, 1994. At September 30, 1994, the Company's reserve was $6.5 million for legal and environmental matters compared to $7.2 million at December 31, 1993. While the Company has insurance policies that may cover some of its environmental costs, it does not record those claims until such time as they become probable. During the three month and nine month periods ended September 30, 1994, the Company received $.5 million and $2.0 million, respectively, from insurers related to legal costs previously incurred by the Company. The recoveries were included in income and reduced General and Administrative Expense in the Consolidated Statements of Income. There were no insurance recoveries recorded in 1993.

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

LIQUIDITY AND FINANCIAL CONDITION
- ---------------------------------

For the first three quarters of 1994, cash from operations totaled $33.6 million compared to $22.8 million for the same period in 1993. Net income, adjusted for non-cash items, totaled $33.9 million, compared to $35.1 million last year. Included in cash flow from operations for 1994 is $6.0 million in advances from customers for future delivery of products. During 1994, working capital items comprised a $6.3 million use of cash compared to $12.3 million during 1993.

Capital expenditures totaled $31.9 million for the first nine months of 1994, up from $18.5 million for the same period last year. It is expected that total expenditures for 1994 will approximate $45 million, compared to $25.4 million spent in 1993 which represented a five-year low for the Company. A significant portion of the projected spending relates to a specific capacity expansion project for the production of concentrated products. Separately, the Company repaid a $1.0 million note related to its Colombian joint venture entered into a year ago.

Since December 31, 1993, total company debt has increased by $2.5 million.
Since year end, the ratio of long-term debt to long-term debt plus shareholders' equity has fallen from 46.2 percent to 44.9 percent.

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

RESULTS OF OPERATIONS
- ---------------------

Three Months Ended September 30, 1994 and 1993
- ----------------------------------------------

Net income for the third quarter ended September 30, 1994 was $4.1 million, or $.77 per share, up 30 percent from $3.2 million, or $.59 per share for the same quarter a year ago. A lower tax provision accounted for most of the increase in net income. A U.S. tax rate hike, resulting in an upward restatement of previously deferred tax liabilities, caused the unusually large 1993 third quarter tax provision. Also favorably impacting the current quarter results was a $384,000 after-tax benefit from insurance recoveries relating to previously incurred legal, environmental and property damage costs. Net sales declined less than one percent to $110.8 million, down from $111.1 million reported a year earlier. Net sales by product group were

                                  Three Months
                               Ended September 30
                          ----------------------------
(Dollars in Thousands)
                            1994      1993    % Change
                          --------  --------  --------
   Surfactants            $ 79,306  $ 81,316        -2
   Polymers                 21,742    20,541        +6
   Specialty Products        9,713     9,254        +5
                          --------  --------
          Total           $110,761  $111,111         -
                          ========  ========

Surfactants net sales decreased $2.0 million or two percent from the comparable quarter in 1993. Domestic operations reported a $2.6 million decline in sales, partially offset by a $.6 million increase in foreign operations. The decrease in the domestic operation was due primarily to the reduced volume of the larger national customers which was attributable to product reformulations, partially offset by a four percent volume increase of the broad commercial customer base. The increase in international sales was primarily attributable to a strong 57 percent increase in volume in the Mexican subsidiary, slightly offset by lower European volume.

Surfactants gross profit decreased $2.2 million or 14 percent to $13.9 million for the third quarter of 1994 compared to $16.1 million a year ago. The unfavorable results arose from the lost volume of the larger national customers and continued competitive pricing pressure reported by the European subsidiary. Partially offsetting the unfavorable results were improved volume and margin in both the Mexican and Canadian subsidiaries.

Polymers net sales increased $1.2 million or six percent from the same quarter a year earlier. Volume improvements in phthalic anhydride (PA) and polyurethane polyols were the main causes of the sales increase. Substantially offsetting the increase were weak polyurethane systems sales which decreased by $2.9 million on a 53 percent volume loss. Improved PA volume was driven mainly by greater marketplace demand and decreased foreign imports. Delays in commercialization of new products with more favorable environmental characteristics contributed to the 53 percent volume decline in polyurethane systems.

Polymers gross profit rose $1.6 million or 55 percent to $4.5 million for the current quarter from $2.9 million reported in the prior year. The increase was due entirely to improved earnings in PA and polyurethane polyols. PA's improvement was principally attributable to higher volume and lower manufacturing costs. While polyurethane polyols recorded higher gross profit on higher sales, increased export freight expenses partially offset the margin. Negatively impacting the results were lower polyurethane systems earnings resulting primarily from decreased sales volume.

Specialty products sales were up $.5 million or five percent from the same quarter in 1993. Contributing to this result was a 14 percent volume gain over last year's quarter. Lubricant additives and food additives led the volume gains.

Specialty products gross profit increased $.5 million, or 22 percent to $2.6 million from last year due primarily to the higher sales. Partially offsetting the result was a decline in royalty income compared to the prior year's quarter.

Operating expenses recorded a slight one percent decline. Reflected in the result were insurance recoveries of $451,000 relating to prior legal defense costs on environmental cases against the Company. (See also Note 8 of the Notes to Condensed Consolidated Financial Statements). The recoveries are recorded as reductions to the current quarter's administrative expenses.

Nine Months Ended September 30, 1994 and 1993
- ---------------------------------------------

Net income for the nine months ended September 30, 1994 was $10.2 million, or $1.90 per share, down nine percent from $11.2 million, or $2.10 per share for the same period a year ago. The unfavorable results were largely attributable to lower surfactants earnings despite improved polymers performance. Insurance recoveries related to previously incurred legal, environmental, production outages and property damage costs contributed a $1.9 million after-tax benefit to the year-to-date results. A lower tax provision, as discussed earlier, also favorably contributed to the year-to-date results. Net sales fell a moderate two percent to $330.3 million, down from $336.3 million recorded a year ago. Net sales by product group were

                                                Nine Months
                                             Ended September 30
                                       ------------------------------
                                                                 %
         (Dollars in Thousands)          1994        1993      Change
                                       --------    --------    ------
           Surfactants                 $246,174    $248,827      -1
           Polymers                      56,656      60,865      -7
           Specialty Products            27,515      26,617      +3
                                       --------    --------
               Total                   $330,345    $336,309      -2
                                       ========    ========

Surfactants net sales were down slightly for the first nine months of 1994 compared to the same period a year ago. Domestic sales were down two percent due mostly to volume losses of larger national customers who reformulated their products. Partially offsetting this was a 10 percent volume growth in the broad commercial customer base. Foreign operations reported a two percent increase in sales. The Mexican and Canadian subsidiaries posted 31 percent and 12 percent volume gains, respectively, while the moderate European subsidiary's volume growth was more than offset by reduced selling prices in response to competitive pressures.

Surfactants gross profit dropped $3.6 million or seven percent to $46.2 million for the first nine months of 1994 compared to $49.8 million a year ago. The decrease was primarily attributed to the lower domestic volume to larger national customers and the reduced margin from the European subsidiary. Partially offsetting this was encouraging volume growth in Canadian and Mexican operations.

Polymers net sales fell $4.2 million or seven percent from the same period a year earlier. Polyurethane systems accounted for the majority of the sales decline which was partially offset by an 18 percent growth in polyurethane polyols sales on an 18 percent volume gain. Lower polyurethane systems sales were due to a 41 percent volume decline attributable to delays in new product roll-outs. Despite a 10 percent climb in sales volume, PA sales approximated those of a year ago due to lower raw material prices and pricing pressures from foreign imports during the earlier quarters.

Polymers gross profit rose $.6 million or seven percent to $9.4 million for the first nine months of 1994 compared to $8.8 million recorded a year ago. This was mainly due to the improving results for PA which included a $950,000 pre-tax insurance recovery related to 1993 production outages. Despite the significant drop in polyurethane systems sales and volume, gross profit only declined 14 percent due primarily to the development of lower cost formulations. While polyurethane polyols posted increased sales and volume, higher manufacturing expenses and export freight costs nearly offset all the volume gains.

Specialty products sales were up $.9 million or a moderate three percent from the same nine month period in 1993 on a strong volume gain of 17 percent. Lubricant additives and industrial chemicals accounted for a majority of the volume increase, partially offset by a drop in food ingredients.

Specialty products gross profit fell $1.0 million, or 16 percent to $5.1 million for the first nine months in 1994. Despite the increased sales and volume noted above, the decline in gross profit was largely attributable to reduced royalty income compared to a year earlier.

Operating expenses declined one percent reflecting lower administrative expenses partially offset by higher research and development spending for the first nine months of 1994. The reduced administrative expenses were due primarily to the $2,002,000 pre-tax, or $1,181,000 after-tax, insurance recoveries relating to legal costs previously incurred in defending environmental cases against the Company. (See also Note 8 of the Notes to Condensed Consolidated Financial Statements). Partially offsetting these favorable results was an increased provision for legal and environmental costs. Research and product development expenses increased three percent mainly for salaries, while marketing expenses were up one percent between years.

ENVIRONMENTAL AND LEGAL MATTERS
- -------------------------------

The Company is subject to extensive federal, state and local environmental laws and regulations. Although the Company's environmental policies and practices are designed to ensure compliance with these laws and regulations, future developments and increasingly stringent environmental regulation could require the Company to make additional unforeseen environmental expenditures. The Company will continue to invest in the equipment and facilities necessary to comply with existing and future regulations. During the first nine months of 1994, Company expenditures for capital projects related to the environment were $4.1 million and should approximate $5.2 million for the full year 1994. These projects are capitalized and typically depreciated over 10 years. Capital spending on such projects is likely to continue at these or higher levels in future years. Recurring costs associated with the operation and maintenance of environmental protection facilities in ongoing operations were $5.4 million for the first nine months of 1994. While difficult to project, it is not anticipated that these recurring expenses will increase significantly in the future.

The Company has been named by the government as a potentially responsible party at 15 waste disposal sites where cleanup costs have been or may be incurred under the Federal Comprehensive Environmental Response, Compensation and Liability Act and similar state statutes. In addition, damages are being claimed against the Company in general liability actions for alleged personal injury or property damage in the case of some disposal and plant sites. The Company believes that it has made adequate provisions for the costs it may incur with respect to these sites. The Company has estimated a range of possible environmental and legal losses from $5.0 million to $21.5 million at September 30, 1994. At September 30, 1994, the Company's reserve was $6.5 million for legal and environmental matters compared to $7.2 million at December 31, 1993. During the first nine months of 1994, expenditures related to legal and environmental matters approximated $3.1 million. During the first nine months of 1994, the Company has recovered $2.0 million of legal costs from insurance claims. The recoveries are recorded as a reduction to the current year's legal and environmental expense. (See also Note 8 of the Notes to Condensed Consolidated Financial Statements). At certain of the sites, estimates cannot be made of the total costs of compliance, or the Company's share of such costs; accordingly, the Company is unable to predict the effect thereof on future results of operations. In the event of one or more adverse determinations in any annual or interim period, the impact on results of operations for those periods could be material. However, based upon the Company's present belief as to its relative involvement at these sites, other viable entities' responsibilities for cleanup and the extended period over which any costs would be incurred, the Company believes that these matters will not have a material effect on the Company's financial position. Certain of these matters are discussed in Item 3, Legal Proceedings in the 1993 Form 10-K Annual Report and in other filings of the Company with the Securities and Exchange Commission, which filings are available upon request from the Company.

Part II                        OTHER INFORMATION
- -------------------------------------------------------------------------------
Item 1 - Legal proceedings

     Reference is made to the Company's Annual Report Form 10-K for the year ended December 31, 1993 concerning the Company's Maywood, New Jersey facility and the Remedial Investigation and Feasibility Study being conducted at that site. Based on newspaper reports, the Company believes that during the year, the United States Environmental Protection Agency ("EPA") and the United States Department of Energy ("DOE") reached an agreement with regard to the clean-up standards for mixed waste, (i.e. chemically and radiologically contaminated waste.) Under the agreement, the DOE would clean-up to a standard of 15 pico curries. The State of New Jersey has objected to this standard and would like a clean-up standard of 5 pico curries. The impact of this split in clean-up standards could have an impact on the costs which the Company may incur. The Company cannot now, however, estimate what additional liability, if any, will be incurred.

     On October 24, 1994, the Company received a Request for Information from the Commonwealth of Massachusetts Department of Environmental Protection relating to the Company's formerly-owned site at 51 Eames Street, Wilmington, Massachusetts, and alleged releases at this site. The Company is in the process of gathering information and cannot make a determination as to what liability, if any, it may have.

     On April 11,1994, the Company was served in an action entitled "General Electric Company vs. Buzby Brother Material Corp." (CA 87-4263 JHR) which action sought to recover damages for alleged dumping of hazardous materials at the Voorhes Township Landfill in New Jersey. The Company has settled this action, subject to final documentation.

     As reported previously in the Company's Quarterly Report Form 10-Q for the quarter ended September 30, 1993, the Company is involved at the Ewan, Shamong Township, and D'Imperio, Hamilton Township, sites in New Jersey. Attempts to reach an allocation for costs at these sites among the various parties by mediation have not been successful. As a consequence, the Company believes that it will be involved in protracted litigation involving these sites.

Item 6 - Exhibits and Reports on Form 8-K

    (A)  Exhibits

           (11)  Statement re Computation of Per Share Earnings
           (27)  Financial Data Schedule

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

Date:  11/11/94
     ------------