Form 10-K
STEPAN CO
filed 1995-03-29
CIK 94049

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                            ------------------------

                                   FORM 10-K

(Mark One)
    /X/           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994
                                                OR
    / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
          FOR THE TRANSITION PERIOD FROM ----------- TO -----------

                         COMMISSION FILE NUMBER 1-4462
                            ------------------------
                                 STEPAN COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  Delaware                                       36-1823834
---------------------------------------------   ---------------------------------------------
       (State or other jurisdiction of              (I.R.S. Employer Identification No.)
       incorporation or organization)
            Northfield, Illinois                                    60093
---------------------------------------------   ---------------------------------------------
  (Address of principal executive offices)                       (Zip Code)

        Registrant's telephone number including area code: 708-446-7500

          Securities registered pursuant to Section 12(b) of the Act:

                                                            NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                             ON WHICH REGISTERED
---------------------------------------------   ---------------------------------------------
         Common Stock, $1 par value                        American Stock Exchange
                                                           Chicago Stock Exchange
 5 1/2% Convertible Preferred Stock, no par                Chicago Stock Exchange
 value

          Securities registered pursuant to Section 12 (g) of the Act:

                                      None
                                ---------------
                                (Title of Class)

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS
FORM 10-K. [     ]

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS, AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS. YES   X    NO
                                       ------   ------
     AGGREGATE MARKET VALUE AT FEBRUARY 28, 1995, OF VOTING STOCK HELD BY NONAFFILIATES OF THE REGISTRANT: $111,119,000.*

     NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK AS OF FEBRUARY 28, 1995:

                    CLASS                             OUTSTANDING AT FEBRUARY 28, 1995
---------------------------------------------   ---------------------------------------------
         Common Stock, $1 par value                           9,964,000 shares






                      DOCUMENTS INCORPORATED BY REFERENCE

             PART OF FORM 10-K                              DOCUMENT INCORPORATED
     ----------------------------------               ----------------------------------
     Part I, Item 1                                   1994 Annual Report to Stockholders
     Part II, Items 5-8                               1994 Annual Report to Stockholders
     Part III, Items 10-12                            Proxy Statement dated March 31,
                                                      1995

     *Based on reported ownership by all directors, officers and beneficial owners of more than 5% of registrant's voting stock. However, this determination does not constitute an admission of affiliate status for any of these holders.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

     In February 1990, Stepan Company sold its paper chemical business which reported moderate losses since its purchase in 1985.

     In the first quarter of 1990, Stepan Company capitalized $1.6 million of loans to Stepan Mexico, increasing Stepan Company's ownership from 40% to 98%. Stepan Mexico S.A. de C.V. is a manufacturer of surfactant chemicals.

     In 1991, Stepan Company purchased the ACCOSOFT(R) line of fabric softeners from Karlshamns U.S.A., Inc. The Company also purchased from ICI Americas, Inc. the U.S. portion of the sulfonate and sulfonate blend line used in agricultural products and industrial coatings.

     In 1993, Stepan Company entered into a 50 percent joint venture with Coldequim, S.A. called Stepan Colombiana de Quimicos, Ltda in Colombia, South America. Under the agreement, Stepan Colombiana will manufacture selected surfactants and market the Company's complete line of surfactants in the Andean Pact countries of Colombia, Venezuela, Peru, Bolivia and Ecuador.

     In 1994, Stepan Company entered into a 50 percent joint venture with United Coconut Chemicals, Inc. and United Coconut Planters International in the Philippines. The venture, called Stepan Philippines, Inc., will manufacture selected surfactants for sale in the Philippines and Asia/Pacific markets commencing in 1996.

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

MAJOR CUSTOMER AND BACKLOG

     The Company does not have any one single customer whose business represents more than 10% of the Company's consolidated revenue. Most of the Company's business is essentially on a "spot delivery basis" and does not involve a significant backlog. The Company does have some contract arrangements with certain customers, but purchases are generally contingent on purchaser requirements.

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

RAW MATERIALS

     The most important raw materials used by the Company are of a petroleum or vegetable nature. For 1995, the Company has commitments from suppliers to cover its forecasted requirements and is not substantially dependent upon any one supplier.

RESEARCH AND DEVELOPMENT

     The Company maintains an active research and development program to assist in the discovery and commercialization of new knowledge with the intent that such effort will be useful in developing a new product or in bringing about a significant improvement to an existing product or process. Total expenses for research and development during 1994, 1993 and 1992 were $12,281,000, $12,613,000 and $11,320,000, respectively. During 1994 and 1993, the research and development staff consisted of 170 and 162 employees, respectively. The balance of expenses reflected on the Consolidated Statements of Income relates to technical services which include routine product testing, quality control and sales support service.

ENVIRONMENTAL COMPLIANCE

     Compliance with applicable federal, state and local regulations regarding the discharge of materials into the environment, or otherwise relating to the protection of the environment, resulted in capital expenditures by the Company of approximately $4,960,000 during 1994. Such capital expenditures in 1995 should approximate $8,850,000. These expenditures represented approximately 11% of the Company's capital expenditures in 1994 and are expected to be 21% of such expenditures in 1995. These expenditures, when incurred, are depreciated and charged on a straight-line basis to pre-tax earnings over their respective useful lives which are typically 10 years. Compliance with such regulations is not expected to have a material adverse effect on the Company's earnings and competitive position in the foreseeable future.

EMPLOYMENT

     At December 31, 1994 and 1993, the Company employed worldwide 1,265 and 1,302 persons, respectively.

FOREIGN OPERATIONS

     See Note 13, Geographic Data, on page 29 of the Company's 1994 Annual Report to Stockholders.

PRODUCT GROUPS

     The manufacture of basic and intermediate chemicals constitutes the Company's only industry segment. The Company's three groups of products and their contribution to sales for the three years ended December 31, 1994, were:

                                                                                     SPECIALTY
                                                          SURFACTANTS    POLYMERS    PRODUCTS
                                                          -----------    --------    ---------
          1994.........................................        74%          18%          8%
          1993.........................................        74%          18%          8%
          1992.........................................        73%          20%          7%

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

     Surfactants are produced at four plants in the United States and three wholly owned subsidiaries: one in France, Canada and Mexico. The principal plant is located on a 626 acre site at Millsdale (Joliet), Illinois. A second plant is located on a 39 acre tract in Fieldsboro, New Jersey. West Coast operations are conducted on an 8 acre site in Anaheim, California. A fourth plant is located on a 162 acre site in Winder, Georgia. The plant, laboratory and office of Stepan Europe are located on a 20 acre site near Grenoble, France. Stepan Canada, Inc. is located on a 70 acre leased, with an option to purchase, site in Longford Mills, Ontario, Canada. Stepan Mexico is located on a 13 acre site in Matamoros, Mexico. The phthalic anhydride, polyurethane systems and polyurethane polyols plants are also located at Millsdale. Specialty products are mainly produced at a plant located on a 19 acre site in Maywood, New Jersey.

     The Company owns all of the foregoing facilities except the leased office space and Canadian plant site mentioned above. The Company believes these properties are adequate for its operations.

ITEM 3. LEGAL PROCEEDINGS

     As previously reported in the Company's Form 10-K/A for the year ended December 31, 1992, the Company was named as a potentially responsible party ("PRP") for its Maywood, New Jersey Property and property adjacent thereto ("sites"). The Company now believes that the Feasibility Study, which sets forth alternative recommendations as to remediation at the sites, and the Company's Maywood, New Jersey site, will be published for public comment in the second calendar quarter of 1995. Following the public comment period, the United States Environmental Protection Agency ("USEPA") will publish the Record of Decision, which will set the remediation program to be followed at the sites, and the Company's Maywood, New Jersey property. While it is probable that the Company will incur some clean-up costs, until publication of the Record of Decision, the Company cannot estimate what its future liability, if any, would be.

     In addition, the Company received from Region II of the USEPA, a demand for payment of past oversight costs incurred by the government at the sites and the Company's Maywood, New Jersey property. The demand is for approximately one million seventy-six thousand dollars ($1,076,000.) The Company believes that part of this amount is the responsibility of other PRPs at the sites, and is in the process of meeting with the USEPA to resolve this issue.

     As reported previously in the Company's Form 10-K/A for the year ended December 31, 1992, the Company was named as a PRP at the D'Imperio site located in Hamilton Township, New Jersey, as well as being named as a party defendant in United States of America v. Jerome Lightman, et. al. (92 CV 4710 [JBS]), a cost recovery action. The offer to settle, as previously reported, was not accepted because of the inability of the PRPs at this site to resolve other outstanding issues. Consequently, the Company and the other twenty PRPs are engaged in litigation regarding each party's share of costs at this site.

     As reported previously in the Company's Form 10-K/A for the year ended December 31, 1992, the Company and its wholly-owned Mexican subsidiary were named as party defendants in an action brought in Brownsville, Texas entitled Alvear et. al. v. Leonard Electronics Products Co. et. al. Discovery has continued to proceed in this case, and based on current time schedules, the case is scheduled for trial commencing August 15, 1995. The Company cannot estimate what its liability, if any, will be with regard to this case.

     As reported previously in the Company's Form 10-K/A for the year ended December 31, 1992, the Company was named as a PRP at the American Chemical Services Site located in Griffith, Indiana, and was named as a party defendant in an action entitled In the Matter of American Chemical Services Superfund Site. In December 1994, the Company settled its alleged obligations under this case on a de minimis basis. The settlement was fully reserved for and did not have a material impact upon the financial condition of the Company.

     As reported previously in the Company's Form 10-K/A for the year ended December 31, 1992, the Company was named as a third party defendant in an action entitled General Electric Company v. Buzby Brothers Materials Corporation et. al. (No. 87-4263 [JHR]). Subject to court approval, the Company settled its alleged liability in this action under a court-sealed settlement in January 1995. The settlement was fully reserved for and did not have a material impact upon the financial condition of the Company.

     As previously reported in the Company's Form 10-K/A for the year ended December 31, 1992, the Company was a named PRP at the Ewan site, Shamong Township, New Jersey. The USEPA has combined operable unit 1 and operable unit 2 (drum removal and liquid/soil removal) into one operating unit. The contractor hired by the PRP group has commenced remediation at this site.

     As previously reported in the Company's 1992 Forms 10-K and 10-K/A and the Company's Form 10-Qs for the quarters ended March 31 1994, June 30, 1994 and September 30, 1994, the Company was named as a PRP at other sites located primarily in the Eastern part of the United States of America. While named as a PRP at these sites, the Company has contested its involvement at these sites. To date, the Company has received no further communication regarding these sites, or the Company's involvement at these sites.

ITEM 4. RESULTS OF VOTES OF SECURITY HOLDERS

     No matters were submitted to stockholders during the fourth quarter of the fiscal year ended December 31, 1994.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Executive Officers are elected annually by the Board of Directors at the first meeting following the Annual Meeting of Stockholders to serve until the next annual meeting of the Board and until their respective successors are duly elected and qualified.

     Effective January 1, 1995, James A. Hartlage, who was formerly Senior Vice President--Technology as of February, 1992, was appointed Senior Vice President--Technology and Operations. Earl H. Wagener, formerly Vice President--Product Development, was appointed Vice President--Research and Development.

     As of October 29, 1992, pursuant to Section 3(b) Rule 3b-7 of the Securities Exchange Act of 1934, Mark S. Barg is deemed an executive officer of the Company. Mark Barg has served in the capacity of Vice President--Logistics for the last five years. Effective April 28, 1992, Charles W. Given, formerly Vice President--Marketing, was appointed Vice President and General Manager--Surfactants. Ronald L. Siemon, formerly Vice President--Polyurethanes, was appointed Vice President and General Manager--Polymers.

     Effective January 1, 1992, Walter J. Klein, formerly the Vice President and Corporate Controller, was appointed Vice President--Finance. Charles P. Riley, Jr., who previously held the position of Vice President--Manufacturing and Engineering, assumed the position of Vice President--Administration and Regulatory Affairs. Mickey Mirghanbari, who previously served in the capacity of Vice President for Plant

Operations, assumed the position of Vice President--Manufacturing and Engineering. All other executive officers have remained in their current capacity for over five years.

     The Executive Officers of the Company, their ages as of February 28, 1995, and certain other information are as follows:

                                                                                      YEAR FIRST
                 NAME                     AGE                 TITLE                 ELECTED OFFICER
---------------------------------------   ---    --------------------------------   ---------------
F. Quinn Stepan........................   57     Chairman, President and                 1967
                                                 Chief Executive Officer
James A. Hartlage......................   57     Senior Vice                             1980
                                                 President--Technology
                                                 and Operations
Charles W. Given.......................   58     Vice President and General              1992
                                                 Manager--Surfactants
Ronald L. Siemon.......................   57     Vice President and General              1992
                                                 Manager--Polymers
Charles P. Riley, Jr. .................   62     Vice President--Administration          1980
                                                 and Regulatory Affairs
Jeffrey W. Bartlett....................   51     Vice President, General Counsel         1983
                                                 and Corporate Secretary
Walter J. Klein........................   48     Vice President--Finance                 1985
Mickey Mirghanbari.....................   57     Vice President--Manufacturing           1992
                                                 and Engineering
Earl H. Wagener........................   54     Vice President--Research                1995
                                                 and Development
Mark S. Barg...........................   53     Vice President--Logistics          Not applicable

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     (a) The Company's common stock is listed and traded on both the American Stock Exchange and the Chicago Stock Exchange. See page 30 of the Company's 1994 Annual Report to Stockholders for market price information which is incorporated by reference herein.

     The Company's 5 1/2 percent convertible preferred stock is listed and traded on the Chicago Stock Exchange. See Note 6 on page 27 of the Company's 1994 Annual Report to Stockholders for the description of the preferred stockholders' rights which is incorporated by reference herein.

     From time to time the Company purchases shares of its common stock in the open market and in block transactions from dealers for the purpose of funding option grants under its stock option plans and deferred compensation plans for directors and officers.

     (b) On February 28, 1995, there were 1,784 holders of common stock of the Company.

     (c) See page 30 of the Company's 1994 Annual Report to Stockholders for dividend information which is incorporated by reference herein. Also see Note 3 on page 25 of the Company's 1994 Annual Report to Stockholders which sets forth the restrictive covenants covering dividends.

ITEM 6. SELECTED FINANCIAL DATA

     See pages 30 and 31 of the Company's 1994 Annual Report to Stockholders for a ten year summary of selected financial information which is incorporated by reference herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     See pages 14 through 18 of the Company's 1994 Annual Report to Stockholders which is incorporated by reference herein.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See pages 19 through 29 of the Company's 1994 Annual Report to Stockholders for the Company's consolidated financial statements, notes to the consolidated financial statements and auditors' report which are incorporated by reference herein.

     See page 31 of the Company's 1994 Annual Report to Stockholders for selected quarterly financial data which is incorporated by reference herein.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) Directors

        See pages 3 through 5 of the Company's Proxy Statement dated March 31, 1995, for the Annual Meeting of Stockholders which are incorporated by reference herein.

     (b) Executive Officers

        See Executive Officers of the Registrant in Part I above.

ITEM 11. EXECUTIVE COMPENSATION

     See page 7 of the Company's Proxy Statement dated March 31, 1995, for the Annual Meeting of Stockholders which is incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     See pages 1 through 6 of the Company's Proxy Statement dated March 31, 1995, for the Annual Meeting of Stockholders which are incorporated by reference herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) & (d) Financial Statements and Schedules

         See the Index to the Consolidated Financial Statements and Supplemental Schedule filed herewith.

     (b) Reports on Form 8-K

         A report on Form 8-K was filed on November 11, 1994, regarding actions by the Board of Directors to increase the quarterly dividend, to effect a two-for-one stock split on the Company's common stock and to approve modifications to the Company's Bylaws regarding stockholders' rights to call special meetings and the related written notification requirements.

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

March 24, 1995

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

           F. QUINN STEPAN                  Chairman, President, Chief        March 24, 1995
-------------------------------------     Executive Officer and Director
           F. Quinn Stepan

         JAMES J. GAVIN, JR.                         Director                 March 24, 1995
-------------------------------------
         James J. Gavin, Jr.

          THOMAS F. GROJEAN                          Director                 March 24, 1995
-------------------------------------
          Thomas F. Grojean

          JAMES A. HARTLAGE                        Senior Vice                March 24, 1995
-------------------------------------         President--Technology
          James A. Hartlage                and Operations and Director

           WALTER J. KLEIN                   Vice President--Finance,         March 24, 1995
-------------------------------------               Principal
           Walter J. Klein               Financial and Accounting Officer

           PAUL H. STEPAN                            Director                 March 24, 1995
-------------------------------------
           Paul H. Stepan

          ROBERT D. CADIEUX                          Director                 March 24, 1995
-------------------------------------
          Robert D. Cadieux

     JEFFREY W. BARTLETT, PURSUANT TO POWERS OF ATTORNEY EXECUTED BY EACH OF THE DIRECTORS AND OFFICERS LISTED ABOVE, DOES HEREBY EXECUTE THIS REPORT ON BEHALF OF EACH OF SUCH DIRECTORS AND OFFICERS IN THE CAPACITY IN WHICH THE NAME OF EACH APPEARS ABOVE.

                                          JEFFREY W. BARTLETT
March 24, 1995

                                  INDEX TO THE
                       CONSOLIDATED FINANCIAL STATEMENTS
                                      AND
                             SUPPLEMENTAL SCHEDULE

     A copy of Stepan Company's Annual Report to Stockholders for the year ended December 31, 1994, has been filed as an exhibit to this Annual Report on Form 10-K. Pages 19 through 29 of such Annual Report to Stockholders contain the Consolidated Balance Sheets as of December 31, 1994 and 1993, the Consolidated Statements of Income, Stockholders' Equity and Cash Flows and Notes to Consolidated Financial Statements for the three years ended December 31, 1994, and the Auditors' Report covering the aforementioned financial statements. These consolidated financial statements and the Auditors' Report thereon are incorporated herein by reference.

     Supplemental Schedule II -- Allowance for Doubtful Accounts -- to Consolidated Financial Statements, which is required to comply with Regulation S-X, and the Auditors' Report on such Supplemental Schedule are included on pages 9 and 10 of this 10-K.

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

                                 STEPAN COMPANY

           SUPPLEMENTAL SCHEDULE TO CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED DECEMBER 31, 1994
                   AS REQUIRED TO COMPLY WITH REGULATION S-X

SCHEDULE II--ALLOWANCE FOR DOUBTFUL ACCOUNTS:

     An analysis of the allowance for doubtful accounts for the three years ended December 31, 1994, is summarized as follows:
(IN THOUSANDS)

                                                                        1994      1993      1992
                                                                       ------    ------    ------
Balance, Beginning of Year..........................................   $1,739    $1,444    $1,592
     Provision charged to income....................................      291       621       119
     Accounts written off, net of recoveries........................     (445)     (326)     (267)
                                                                       ------    ------    ------
Balance, End of Year................................................   $1,585    $1,739    $1,444
                                                                       ======    ======    ======

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                            ON SUPPLEMENTAL SCHEDULE

To Stepan Company:

     We have audited in accordance with generally accepted auditing standards, the financial statements included in Stepan Company's Annual Report to Stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 10, 1995. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The supplemental schedule listed in the index of financial statements is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Chicago, Illinois,
February 10, 1995

                                 EXHIBIT INDEX

EXHIBIT
  NO.                                         DESCRIPTION
-------    ----------------------------------------------------------------------------------
(3)a       Copy of the Certificate of Incorporation, and the Certificates of Amendment of
           Certificate of Incorporation dated May 6, 1968, April 20, 1972, April 16, 1973,
           December 2, 1983. Filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1983, and incorporated herein by reference.
(3)b       Copy of the Bylaws of the Company as amended through May 6, 1987. (Note 1)
(3)c       Copy of Certificate of Amendment, dated April 28, 1993, to Article IV of
           Certificate of Incorporation. (Note 7)
(3)d       Copy of Certificate of Amendment, dated May 5, 1987, to Article X of Certificate of Incorporation. (Note 1)
(4)i       Copy of Revolving Credit and Term Loan Agreement dated February 20, 1990, with The
           First National Bank of Chicago and the amendment dated March 21, 1990. (Note 3)
(4)m       Copy of Second Amendment dated September 20, 1991, amending Revolving Credit and
           Term Loan Agreement dated February 20, 1990 (see (4)i above). (Note 4)
(4)m(1)    Copy of Third Amendment dated December 29, 1992, amending Revolving Credit and
           Term Loan Agreement dated February 20, 1990 (see (4)i and (4)m above). (Note 8)
(4)m(2)    Copy of Fourth Amendment dated May 31, 1994, amending Revolving Credit and Term
           Loan Agreement dated February 20, 1990 (see (4)i, (4)m and (4)m(1) above).
(4)n(1)    Copy of Certificate of Designation, Preferences and Rights of the 5 1/2%
           Convertible Preferred Stock, without Par Value and the Amended Certificate dated
           August 12, 1992 and April 28, 1993. (Note 7)
(4)n(2)    Copy of Issuer Tender Offer Statement on Schedule 13E-4 dated August 13, 1992.
           (Note 6)
(4)n(3)    Copy of Amendment No. 1 to Schedule 13E-4 (see also (4)n(2) above) dated September
           23, 1992. (Note 6)
(4)n(4)    Copy of the Company's Form 8-A dated August 13, 1992. (Note 6)
           In accordance with 601 (b)(4)(iii) of Regulation S-K, certain debt instruments are omitted, where the amount of securities authorized under such instruments does not exceed 10% of the total consolidated assets of the Registrant. Copies of such instruments will be furnished to the Commission upon request.
(10)a      Description of the 1965 Directors Deferred Compensation Plan. (Note 2)
(10)b      Copy of the 1969 Management Incentive Compensation Plan as amended and restated as of January 1, 1992. (Note 5)
(10)d      Copy of the 1982 Stock Option Plan. (Note 2)
(10)e      Copy of Leveraged Employee Stock Ownership Plan. (Note 3)
(10)f      Copy of the Company's 1992 Stock Option Plan. (Note 5)
(11)       Statement re computation of per share earnings.
(13)       Copy of the Company's 1994 Annual Report to Stockholders.
(18)       Letter re change in accounting principle for the year ended December 31, 1992.
           (Note 8)
(21)       Subsidiaries of Registrant at December 31, 1994.
(23)       Consent of Independent Public Accountants.
(24)       Power of Attorney.
(27)       Financial Data Schedule.

------------

                             NOTES TO EXHIBIT INDEX

NOTE NO.
--------
   1.       Filed with the Company's Annual Report on Form 10-K for the year ended December 31,
            1987, and incorporated herein by reference.
   2.       Filed with the Company's Annual Report on Form 10-K for the year ended December 31,
            1988, and incorporated herein by reference.
   3.       Filed with the Company's Annual Report on Form 10-K for the year ended December 31,
            1989, and incorporated herein by reference.
   4.       Filed with the Company's Quarterly Report on Form 10-Q for the quarter ended
            September 30, 1991, and incorporated herein by reference.
   5.       Filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March
            31, 1992, and incorporated herein by reference.
   6.       Filed with the Company's Quarterly Report on Form 10-Q for the quarter ended
            September 30, 1992, and incorporated herein by reference.
   7.       Filed with the Company's Current Report on Form 8-K filed on April 28, 1993, and incorporated herein by reference.
   8.       Filed with the Company's Annual Report on Form 10-K for the year ended December 31,
            1992, and incorporated herein by reference.