Form 10-Q
period 1995-03-31
STEPAN CO
filed 1995-05-12
CIK 94049

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(MARK ONE)
( X )     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995

(   )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          FOR THE TRANSITION PERIOD FROM ____________ TO _______.


                                    1-4462
                             ---------------------
                             Commission File Number

                                STEPAN COMPANY
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                        36 1823834
- ----------------------------------              -------------------------------
  (State or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                    Identification Number)

            Edens and Winnetka Road   Northfield, Illinois   60093
- -------------------------------------------------------------------------------
                 (Address of principal executive offices)

Registrant's telephone number                               (708) 446-7500
                                                        -----------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                 Yes   X      No
                                                     -----       -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                                Outstanding at April 30, 1995
- ---------------------------                  -----------------------------
Common Stock, $1 par value                         9,969,000 Shares

 Part I                     FINANCIAL INFORMATION
Item 1 - Financial Statements
                                 STEPAN COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      March 31, 1995 and December 31, 1994
                                  Unaudited

(Dollars in Thousands)                                                                 3/31/95      12/31/94
                                                                                       -------      --------
ASSETS
- ------
CURRENT ASSETS:
  Cash and cash equivalents                                                            $  2,119     $  2,452
  Receivables, net                                                                       78,496       70,385
  Inventories (Note 3)                                                                   41,799       45,464
  Other current assets                                                                   10,990       11,070
                                                                                       --------     --------
     Total current assets                                                               133,404      129,371
                                                                                       --------     --------
PROPERTY, PLANT AND EQUIPMENT:
  Cost                                                                                  425,972      417,654
  Less accumulated depreciation                                                         241,711      233,997
                                                                                       --------     --------
                                                                                        184,261      183,657
                                                                                       --------     --------
OTHER ASSETS                                                                             15,807       11,920
                                                                                       --------     --------
     Total assets                                                                      $333,472     $324,948
                                                                                       ========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term debt                                                 $  7,965     $  8,043
  Accounts payable                                                                       32,067       37,904
  Accrued liabilities                                                                    31,916       34,509
                                                                                       --------     --------
     Total current liabilities                                                           71,948       80,456
                                                                                       --------     --------
DEFERRED INCOME TAXES                                                                    33,291       32,976
                                                                                       --------     --------
LONG-TERM DEBT, less current maturities (Note 4)                                        101,302       89,795
                                                                                       --------     --------
DEFERRED REVENUE (Note 7)                                                                 9,827       10,419
                                                                                       --------     --------

STOCKHOLDERS' EQUITY:
 5-1/2% convertible preferred stock, cumulative, voting without par value;               19,980       19,980
   authorized 2,000,000 shares; issued 799,196 shares in 1995 and in 1994
 Common stock, $1 par value; authorized 15,000,000 shares;                               10,031       10,029
   issued 10,031,344  shares in 1995 and 10,028,544 shares in 1994
 Additional paid-in capital                                                               4,044        3,983
 Cumulative translation adjustments                                                      (3,045)      (3,491)
 Retained earnings (approximately $39,712 unrestricted in 1995 and $36,336 in 1994)      87,458       82,445
                                                                                       --------     --------
                                                                                        118,468      112,946
 Less - Treasury stock, at cost (Note 6)                                                  1,364        1,644
                                                                                       --------     --------
      Stockholders' equity                                                              117,104      111,302
                                                                                       --------     --------
        Total liabilities and stockholders' equity                                     $333,472     $324,948
                                                                                       ========     ========



The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated balance sheets.

                                 STEPAN COMPANY
                       CONSOLIDATED STATEMENTS OF INCOME
               For the Three Months Ended March 31, 1995 and 1994
                                   Unaudited



(In Thousands, except per share amounts)                                Three Months
                                                                       Ended March 31
                                                                    ---------------------
                                                                     1995          1994
                                                                     ----          ----
NET SALES                                                           $134,786      $107,279
                                                                    --------      --------
COSTS AND EXPENSES:
  Cost of Sales                                                      108,131        88,136
  General and Administrative                                           5,804         4,937
  Marketing                                                            4,552         4,221
  Research, Development and Technical Services                         4,499         4,640
  Interest, net (Note 4)                                               1,864         1,918
                                                                    --------      --------
                                                                     124,850       103,852
                                                                    --------      --------

PRE-TAX INCOME                                                         9,936         3,427

PROVISION FOR INCOME TAXES                                             3,827         1,405
                                                                    --------      --------

NET INCOME                                                            $6,109        $2,022
                                                                    ========      ========
NET INCOME PER COMMON SHARE (Note 5)
  Primary                                                              $0.59         $0.18
                                                                    ========      ========
  Fully Diluted                                                        $0.55         $0.17
                                                                    ========      ========

DIVIDENDS PER COMMON SHARE                                            $0.110        $0.105
                                                                    ========      ========

AVERAGE COMMON SHARES OUTSTANDING                                      9,953         9,898
                                                                    ========      ========



All 1994 share and per share data have been retroactively adjusted for the stock split effective December 15, 1994.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                                 STEPAN COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 1995 and 1994
                                   Unaudited


(Dollars in Thousands)                                                          3/31/95      3/31/94
                                                                               --------      -------
NET CASH FLOW FROM OPERATING ACTIVITIES
  Net income                                                                  $  6,109       $ 2,022
  Depreciation and amortization                                                  7,722         7,566
  Deferred income taxes                                                            289           206
  Prepaid pension cost                                                            (184)          (86)
  Other non-cash items                                                             (26)          170
  Deferred revenue (Note 7)                                                       (592)        2,793
  Changes in Working Capital:
    Receivables, net                                                            (8,111)       (7,137)
    Inventories                                                                  3,665         5,943
    Accounts payable and accrued liabilities                                    (8,093)       (6,105)
    Other                                                                           80           280
                                                                              --------       -------
    Net Cash Provided by  Operating Activities                                     859         5,652
                                                                              --------       -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Expenditures for property, plant and equipment                                (7,673)       (8,192)
  Investment in joint venture                                                   (3,750)           --
  Other non-current assets                                                         (15)         (244)
                                                                              --------       -------
    Net Cash Used for Investing Activities                                     (11,438)       (8,436)
                                                                              --------       -------
CASH FLOWS FROM FINANCING AND OTHER RELATED ACTIVITIES
  Revolving debt and notes payable to banks, net                                11,353         5,102
  Other debt borrowings                                                             70            --
  Other debt repayments                                                             --            (9)
  Sales of treasury stock, net of purchases                                        280           111
  Dividends paid                                                                (1,364)       (1,312)
  Other non-cash items                                                             (93)          114
                                                                              --------       -------
    Net Cash Provided by Financing and Other Related Activities                 10,246         4,006
                                                                              --------       -------
NET (DECREASE) INCREASE  IN CASH AND CASH EQUIVALENTS                             (333)        1,222
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                $  2,452       $ 1,515
                                                                              --------       -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $  2,119       $ 2,737
                                                                              ========       =======
CASH PAID DURING THE PERIOD FOR:
  Interest                                                                    $  1,445       $ 1,247
  Income taxes                                                                $  3,238       $   579




The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                                 STEPAN COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      March 31, 1995 and December 31, 1994
                                   Unaudited


1.       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         The condensed consolidated financial statements included herein have been prepared by the company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate and make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the company's latest Annual Report to Stockholders and the Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1994. In the opinion of management all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of Stepan Company as of March 31, 1995, and the consolidated results of operations for the three months then ended, and cash flows for the three months then ended, have been included.

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

2.       ENVIRONMENTAL EXPENDITURES

         Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable and the cost or range of possible costs can be reasonably estimated. When no amount within the range is a better estimate than any other amount, at least the minimum is accrued. Some of the factors on which the company bases its estimates include information provided by feasibility studies, potentially responsible party negotiations and the development of remedial action plans. Liabilities are recorded at gross amounts of probable future cash outlays and are not discounted to reflect the time value of money. While the company has insurance policies that may cover some of its liabilities, it does not record those claims until such time as they become probable. Expenditures that mitigate or prevent environmental contamination that has yet to occur and that otherwise may result from future operations are capitalized. Capitalized expenditures are depreciated generally utilizing a 10-year life.

3.       INVENTORIES

         Inventories include the following amounts:


           (Dollars in Thousands)                          3/31/95     12/31/94
                                                           -------     --------
             Inventories valued primarily on LIFO basis -

               Finished products                           $24,330     $27,632

               Raw materials                                17,469     $17,832
                                                           -------     -------
             Total inventories                             $41,799     $45,464
                                                           =======     =======


         If the first-in, first-out (FIFO) inventory valuation method had been used for all inventories, inventory balances would have been approximately $14,000,000 and $13,200,000 higher than reported at March 31, 1995, and December 31, 1994, respectively.

4.       DEBT

         Long-term debt includes unsecured bank debt of $33.1 million and $21.8 million at March 31, 1995, and December 31, 1994, respectively. The unsecured bank debt is available to the company under a line of credit based on rates that fluctuate daily. The average interest rate on unsecured bank debt for the three month period ended March 31 was 6.67 percent and 4.08 percent for 1995 and 1994, respectively.

5.       NET INCOME PER COMMON SHARE

         Primary net income per common share amounts are computed by dividing net income less the convertible preferred stock dividend requirement by the weighted average number of common shares outstanding. Fully diluted net income per share amounts are based on an increased number of common shares that would be outstanding assuming the exercise of certain outstanding stock options and the conversion of the convertible preferred stock, when such conversion would have the effect of reducing net income per share. For computation of earnings per share, reference should be made to Exhibit 11.

6.       TREASURY STOCK

         At March 31, 1995, treasury stock consists of 20,208 shares of preferred stock and 64,852 shares of common stock. At December 31, 1994, treasury stock consisted of 20,208 shares of preferred stock and 84,280 shares of common stock.

7.       DEFERRED REVENUE

         During 1994, the company received $12.9 million of prepayments on certain multi-year commitments for future shipments of products. As the commitments are fulfilled, a proportionate share of the deferred revenue is taken into income. During the first quarter of 1995, $.6 million of deferred revenue was recognized as income. Related deferred revenue at March 31, 1995, is $12.2 million of which $2.4 million is included in the "Accrued liabilities" caption of the Condensed Consolidated Balance Sheets.

8.       CONTINGENCIES

         There are a variety of legal proceedings pending or threatened against the company. Some of these proceedings may result in fines, penalties, judgments or costs being assessed against the company at some future time. The company's operations are subject to extensive local, state and federal regulations, including the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("Superfund") and the Superfund amendments of 1986. The company, and others, have been named as potentially responsible parties at affected geographic sites. As discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in this filing, the company believes that it has made adequate provisions for the costs it may incur with respect to these sites. The company has estimated a range of possible environmental and legal losses from $5.7 million to $21.8 million at March 31, 1995. At March 31, 1995, the company's reserve was $6.6 million for legal and environmental matters compared to $6.9 million at December 31, 1994. While the company has insurance policies that may cover some of its environmental costs, it does not record those claims until such time as they become probable. At March 31, 1995, the company has not recorded any of such insurance claims.

         At certain of the sites, estimates cannot be made of the total costs of compliance, or the company's share of such costs; accordingly, the company is unable to predict the effect thereof on future results of operations. In the event of one or more adverse determinations in any annual or interim period, the impact on results of operations for those periods could be material. However, based upon the company's present belief as to its relative involvement at these sites, other viable entities' responsibilities for cleanup and the extended period over which any costs would be incurred, the company believes that these matters will not have a material effect on the company's financial position. Certain of these matters are discussed in Item 3, Legal Proceedings, in the 1994 Form 10-K Annual Report and in other filings of the company with the Securities and Exchange Commission, which filings are available upon request from the company.

9.       RECLASSIFICATIONS

         Certain amounts in the 1994 financial statements have been reclassified to conform with the 1995 presentation.

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

LIQUIDITY AND CAPITAL RESOURCES

For the first three months of 1995, cash from operations totaled $.9 million, compared to $5.7 million for the same period last year. Net income, adjusted for non-cash items, totaled $13.3 million, compared to $12.7 million recorded in 1994. Included in cash flow from operations for 1994 was $2.5 million in customer prepayments for future delivery of product. During the first quarter of 1995, working capital items constituted a $12.5 million use of cash, compared to a use of $7.0 million during the same quarter of 1994. The decline in inventory for the first quarter was smaller than a year ago. Other working capital items all required a greater use of cash than the previous year as a result of the increase in sales.

Capital expenditures totaled $7.7 million for the first quarter of 1995, compared to $8.2 million for the same period of 1994. It is expected that total expenditures for 1995 will approximate $48.5 million, compared to $42.9 million in 1994.

Since December 31, 1994, total company debt has increased by $11.4 million. Since year end, the ratio of long-term debt to long-term debt plus shareholders' equity has increased from 44.7 percent to 46.4 percent. The increase was due to increased working capital requirements as well as funding the remaining $3.8 million capital contribution to the Philippine joint venture entered into in 1994. The company anticipates that further increases in debt during the year from existing credit facilities are likely in order to fund planned capital expenditures and possible additional global opportunities.

The company maintains contractual relationships with its domestic banks which provide for $45 million of revolving credit which may be drawn upon as needed for general corporate purposes. The company also meets short-term liquidity requirements through uncommitted bank lines of credit and bankers' acceptances. The company's foreign subsidiaries maintain committed and uncommitted bank lines of credit in their respective countries to meet working capital requirements as well as to fund capital expenditure programs.

The company anticipates that cash from operations and from committed credit facilities will be sufficient to meet anticipated capital expenditure programs, dividend requirements and other planned financial commitments in 1995 and for the foreseeable future.

RESULTS OF OPERATIONS

Net income for the first quarter of 1995 rose 202 percent to $6.1 million, or $.59 per share, up from $2.0 million, or $.18 per share, recorded in the same quarter of 1994. Net sales increased 26 percent to $134.8 million, up from $107.3 million reported a year ago.

Sales data for the 1995 first quarter compared with the same quarter of the prior year is set forth in the following table:

                                                 Three Months
                                                 Ended March 31
                                     --------------------------------------

       (Dollars in Millions)
        Net Sales:                   1995             1994           % Change
                                     ----             ----             ------
        Surfactants                 $ 98.7           $ 83.1            + 19

        Polymers                      27.4             16.4            + 67

        Specialty Products             8.7              7.8            + 12
                                    ------           ------
           Total                    $134.8           $107.3            + 26
                                    ======           ======



Surfactants increase in net sales was due in large part to a 10 percent increase in sales volume. Higher average selling prices resulting from raw material cost increases also contributed to higher net sales. A large part of the volume gain was from large national customers where volume was weak in the prior year quarter. Capacity expansions at two domestic plants, to meet demand for new neutralized products, have been completed. The company has a multi-year commitment for a significant portion of this capacity with 1995 representing a scale up year. First quarter shipments under this commitment contributed to the increase in sales volume. Strong domestic sales volume was also supported by volume increases in Europe, Canada and Mexico. Reported sales in Mexico were down despite higher volume due to the negative impact of the devalued peso.

Surfactants gross profit increased 25 percent from $16.1 million to $20.2 million for the first quarter of 1995. Gross profit rose sharply on higher sales volume and favorable mix of higher margin products. Europe's gross profit was up on higher sales volume and also benefited from a stronger French franc. Canadian and Mexican gross profit was relatively unchanged from a year ago.

Polymers net sales were up due to higher sales volumes of phthalic anhydride
(PA) and polyurethane polyols. PA net sales also rose from higher selling prices triggered by significant raw material price increases. Demand for PA is expected to remain strong for the balance of the year. Sales of polyurethane systems declined on lower sales volume.

Polymers gross profit for the quarter rose 126 percent to $5.2 million from $2.3 million in the prior year. Higher PA sales volume and margins generated most of the increase. Polyurethane polyols gross profit also improved on higher sales volume and margins. Polyurethane systems gross profit declined on lower sales volume.

Specialty products net sales were up despite lower sales volume due to improved sales mix of higher value products. Sales of some lower margin products were discontinued in the current year. Gross profit for specialty products rose by $.6 million to $1.3 million for the current quarter as a result of favorable sales mix of higher margin products.

Operating expenses for the first quarter increased 8 percent over the same quarter in 1994. Administrative expenses increased 18 percent representing a majority of the operating expense increase as a result of higher legal and environmental expenses. Marketing expenses rose 8 percent primarily due to higher salaries. Research and development expenses declined 3 percent on lower nonrecurring project costs and lower repair and maintenance charges.

Interest expense for the quarter declined 3 percent from the same quarter in 1994.


ENVIRONMENTAL AND LEGAL MATTERS

The company is subject to extensive federal, state and local environmental laws and regulations. Although the company's environmental policies and practices are designed to ensure compliance with these laws and regulations, future developments and increasingly stringent environmental regulation could require the company to make additional unforeseen environmental expenditures. The company will continue to invest in the equipment and facilities necessary to comply with existing and future regulations. During the first quarter of 1995, company expenditures for capital projects related to the environment were $.5 million and should approximate $8 million to $10 million for the full year 1995. These projects are capitalized and typically depreciated over 10 years. Capital spending on such projects is likely to be somewhat lower in future years as 1995 includes some larger projects. Recurring costs associated with the operation and maintenance of environmental protection facilities in ongoing operations were $1.8 million for the first three months of 1995. While difficult to project, it is not anticipated that these recurring expenses will increase significantly in the future.

The company has been named by the government as a potentially responsible party at 15 waste disposal sites where cleanup costs have been or may be incurred under the federal Comprehensive Environmental Response, Compensation and Liability Act and similar state statutes. In addition, damages are being claimed against the company in general liability actions for alleged personal injury or property damage in the case of some disposal and plant sites. The company believes that it has made adequate provisions for the costs it may incur with respect to these sites. The company has estimated a range of possible environmental and legal losses from $5.7 million to $21.8 million at March 31, 1995. At March 31, 1995, the company's reserve was $6.6 million for legal and environmental matters compared to $6.9 million at December 31, 1994. During the first three months of 1995, expenditures related to legal and environmental matters approximated $1.7 million. Expenditures for the remainder of the year are expected to be lower. The company is continuing to receive reimbursement of environmental defense costs from insurers. At certain of the sites, estimates cannot be made of the total costs of compliance or the company's share of such costs; accordingly, the company is unable to predict the effect thereof on future results of operations. In the event of one or more adverse determinations in any annual or interim period, the impact on results of operations for those periods could be material. However, based upon the company's present belief as to its relative involvement at these sites, other viable entities' responsibilities for cleanup and the extended period over which any costs would be incurred, the company believes that these matters will not have a material effect on the company's financial position. Certain of these matters are discussed in Item 3, Legal Proceedings, in the 1994 Form 10-K Annual Report and in other filings of the company with the Securities and Exchange Commission, which filings are available upon request from the company.

Part II                      OTHER INFORMATION
Item 1 - Legal Proceedings

Reference is made to the company's Annual Report Form 10-K for the year ended December 31, 1994, concerning the company's Maywood, New Jersey property and property adjacent thereto ("sites") and the USEPA's demand for one million seventy-six thousand dollars ($1,076,000) in past costs. Following a meeting with the EPA, the company paid four hundred seventy-eight thousand four hundred thirty-one dollars and 54 cents ($478,431.54) for past costs attributable to the sites. The company will seek reimbursement for these costs from the other potentially responsible parties ("PRPs") at the sites. As to the balance of the past costs, as these costs relate to the Stepan Company property for which a Subsection 106 Administrative Order is in place, it is the company's position that under current Third Circuit decisional law, most notably United States v. Rohm and Haas Co., 37 ERC 1193 (3rd Cir. 1993), the USEPA is precluded from collecting these amounts. As of this date, no further demand has been made.

Reference is made to the company's Report Form 10-Q for the quarter ended September 30, 1994, relating to the action entitled "General Electric Company vs. Buzby Brothers Material Corp. (CA 87-4263 JHR). The company has settled this claim for an amount which is not material. The settlement must be approved by the Court, but the company does not anticipate any problem in this regard.

Reference is made to the company's Report Form 10-K for the year ended December 31, 1993, regarding the Chemical Control Site. On March 10, 1995, the State of New Jersey sent to the company, along with about 200 other PRPs, a demand for thirty-four million dollars ($34,000,000) in past costs regarding the Chemical Control Site in Elizabeth, New Jersey. The company has maintained throughout these proceedings that it is not a PRP at this site. This position is based on the fact that the only documentation linking the company to this site is a manifest which clearly demonstrates that the company's shipment was rejected. The company has notified the State of New Jersey of this fact. The company is currently investigating this demand and cannot make a determination as to what liability, if any, it may have.

On March 17, 1995, the company was served in an action in Atlantic County, New Jersey entitled John J. D'Andrea v. Jerome Lightman et. al (No.
ATL-L-000810-95). The company denies the allegations set forth in this action, and also believes it has adequate defenses. Consequently, the company cannot determine what its liability, if any, will be.

On December 8, 1993, the company was served in an action brought in the United States District Court in Delaware entitled Alcon Laboratories, Inc. v. Millmaster Onyx Group, Inc. v. Stepan Company (C.A. No. 93-510-SLR). This case alleges patent infringement, breach of contract and tortious acts as well as various counterclaims. Alcon and Millmaster Onyx reached a settlement and consequently, this case is now entitled Millmaster Onyx Group, Inc. v. Stepan Company (C.A. No. 93-510-LON). The case is scheduled for trial commencing in June 1996. The company cannot now, however, estimate what its liability, if any, will be with regard to this case.

Item 4 - Submission of Matters to a Vote of Security Holders

         (A) The company's 1994 Annual Meeting of Stockholders was held on May 1, 1995.

         (B) Proxies were solicited by management pursuant to Regulation 14 under the Securities Exchange Act of 1934, there was no solicitation in opposition to management's nominees as listed in the proxy statement, and all such nominees were elected.

         (C) A majority of the outstanding shares voted to ratify the appointment of Arthur Andersen LLP as independent auditors for the company for 1995.


                                 9,651,972      For

                                    27,570      Against

                                    13,219      Abstentions


Item 6 - Exhibits and Reports on Form 8-K

         (A)     Exhibits

                 (11) Statement re Computation of Per Share Earnings
                 (27) Financial Data Schedule

         (B)     Reports on Form 8-K

                 A report on Form 8-K was filed on April 12, 1995, regarding record quarterly earnings.

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


Date:  5/12/95