Form 10-Q
period 1995-06-30
STEPAN CO
filed 1995-08-14
CIK 94049

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


(MARK ONE)
(  X  )     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934
            FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

(     )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934
            FOR THE TRANSITION PERIOD FROM ______________ TO __________

                                    1-4462
                          --------------------------
                            Commission File Number

                                 STEPAN COMPANY
      ------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                               36 1823834
-------------------------------                           ----------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification Number)


              Edens and Winnetka Road   Northfield, Illinois 60093
      ------------------------------------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number                                (708) 446-7500
                                                         ----------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                         Yes  __X__   No _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                          Class                                             Outstanding at July 31, 1995
          --------------------------------------                        ------------------------------------
                Common Stock, $1 par value                                         9,985,381 Shares

Part I                                            FINANCIAL INFORMATION
Item 1  -  Financial Statements

                                 STEPAN COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      June 30, 1995 and December 31, 1994
                                   Unaudited

 (Dollars in Thousands)                                                                     6/30/95        12/31/94
                                                                                            -------        --------
 ASSETS
 ------
 CURRENT ASSETS:
    Cash and cash equivalents                                                             $    1,702     $     2,452
    Receivables, net                                                                          81,979          70,385
    Inventories (Note 2)                                                                      44,806          45,464
    Other current assets                                                                      10,672          11,070
                                                                                          ----------      ----------

         Total current assets                                                                139,159         129,371
                                                                                          ----------      ---------

 PROPERTY, PLANT AND EQUIPMENT:
    Cost                                                                                     432,567         417,654
    Less accumulated depreciation                                                            249,014         233,997
                                                                                          ----------      ----------

                                                                                             183,553         183,657
                                                                                          ----------      ----------

 OTHER ASSETS                                                                                 15,882          11,920
                                                                                          ----------      ----------

    Total assets                                                                          $  338,594      $  324,948
                                                                                          ==========      ==========


 LIABILITIES AND STOCKHOLDERS' EQUITY
 ------------------------------------

 CURRENT LIABILITIES:
    Current maturities of long-term debt                                                  $    7,901      $    8,043
    Accounts payable                                                                          31,576          37,904
    Accrued liabilities                                                                       31,841          34,509
                                                                                          ----------      ----------
         Total current liabilities                                                            71,318          80,456
                                                                                          ----------      ----------

 DEFERRED INCOME TAXES                                                                        33,850          32,976
                                                                                          ----------      ----------


 LONG-TERM DEBT, less current maturities (Note 3)                                            102,530          89,795
                                                                                          ----------      ----------

 DEFERRED REVENUE (Note 6)                                                                     9,235          10,419
                                                                                          ----------      ----------


 STOCKHOLDERS' EQUITY:
    5-1/2% convertible preferred stock, cumulative, voting without par  value;
        authorized 2,000,000 shares; issued 797,400 shares in 1995 and 799,196
        shares in 1994                                                                        19,935          19,980
    Common stock, $1 par value; authorized 15,000,000 shares;
        issued 10,046,194 shares in 1995 and 10,028,544 shares in 1994                        10,046          10,029
    Additional paid-in capital                                                                 4,191           3,983
    Cumulative translation adjustments                                                        (2,692)         (3,491)

    Retained earnings (approximately $42,692 unrestricted in 1995 and $36,336 in 1994)        91,511          82,445
                                                                                          ----------      ----------
                                                                                             122,991         112,946
    Less - Treasury stock, at cost (Note 5)                                                    1,330           1,644
                                                                                          ----------      ----------
       Stockholders' equity                                                                  121,661         111,302
                                                                                          ----------      ----------


           Total liabilities and stockholders' equity                                     $  338,594      $  324,948
                                                                                          ==========      ==========


The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated balance sheets.

                                 STEPAN COMPANY
                       CONSOLIDATED STATEMENTS OF INCOME
           For the Three and Six Months Ended June 30, 1995 and 1994
                                   Unaudited


 (In Thousands,                                          Three Months Ended                    Six Months Ended
    except per share amounts)                                  June 30                              June 30
                                                         --------------------                --------------------
                                                         1995            1994                1995            1994
                                                         ----            ----                ----            ----


 NET SALES                                           $  136,258        $ 112,305           $ 271,044       $ 219,584
                                                     ----------       ----------         -----------    ------------

 COSTS AND EXPENSES:
    Cost of Sales                                       110,451           91,648             218,582         179,784
    General and Administrative                            5,919            3,301              11,723           8,238

    Marketing                                             4,670            4,118               9,222           8,339
    Research, Development                                 4,584            4,523               9,083           9,163
      and Technical Services
    Interest, net (Note 3)                                2,128            1,803               3,992           3,721
                                                     ----------       ----------         -----------    ------------
                                                        127,752          105,393             252,602         209,245
                                                     ----------       ----------         -----------    ------------


 PRE-TAX INCOME                                           8,506            6,912              18,442          10,339

 PROVISION FOR INCOME TAXES                               3,088            2,834               6,915           4,239
                                                     ----------      -----------         -----------    ------------

 NET INCOME                                          $    5,418      $     4,078         $    11,527    $       6,100
                                                     ==========      ===========         ===========    =============


 NET INCOME PER
   COMMON SHARE (Note 4)
       Primary                                            $0.52            $0.38               $1.10            $0.56
                                                          =====            =====               =====            =====
       Fully Diluted                                      $0.49            $0.37               $1.05            $0.55
                                                          =====            =====               =====            =====


 DIVIDENDS PER COMMON SHARE                              $0.110           $0.105              $0.220          $ 0.210
                                                         ======           ======              ======          =======

 AVERAGE COMMON SHARES
    OUTSTANDING                                           9,977            9,914               9,965            9,906
                                                          =====            =====               =====            =====


All 1994 share and per share data have been retroactively adjusted for the stock split effective December 15, 1994.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                                 STEPAN COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Six Months Ended June 30, 1995 and 1994
                                   Unaudited


 (Dollars In Thousands)                                                              6/30/95         6/30/94
                                                                                     -------         -------

 NET CASH FLOW FROM OPERATING ACTIVITIES
    Net income                                                                      $ 11,527        $  6,100

    Depreciation and amortization                                                     15,360          15,117
    Deferred income taxes                                                                857             419
    Prepaid pension cost                                                                (307)           (147)
    Other non-cash items                                                                (150)            365
    Deferred revenue (Note 6)                                                         (1,184)          5,808

    Changes in Working Capital:
       Receivables, net                                                              (11,594)         (9,523)
       Inventories                                                                       658           6,425
       Accounts payable and accrued liabilities                                       (8,728)         (5,040)
       Other                                                                             398             105
                                                                                    --------       ---------

       Net Cash Provided by Operating Activities                                       6,837          19,629
                                                                                    --------       ---------

 CASH FLOWS FROM INVESTING ACTIVITIES
    Expenditures for property, plant and equipment                                   (14,304)        (20,797)
    Investment in joint venture                                                       (3,750)         (1,000)

    Other non-current assets                                                              40            (416)
                                                                                    --------       ---------
       Net Cash Used for Investing Activities                                        (18,014)        (22,213)
                                                                                    --------       ---------

 CASH FLOWS FROM FINANCING AND OTHER RELATED ACTIVITIES
    Revolving debt and notes payable to banks, net                                   (18,395)         13,147

    Other debt borrowings                                                             40,000             -
    Other debt repayments                                                             (9,062)        (7,349)
    Sales (Purchases) of treasury stock, net                                             314           (108)
    Dividends paid                                                                    (2,729)        (2,620)
    Other non-cash items                                                                 299            456
                                                                                    --------      ---------

       Net Cash Provided by Financing and Other Related Activities                    10,427          3,526
                                                                                    --------      ---------

 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   (750)           942
 CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                     $  2,452      $   1,515
                                                                                    --------      ---------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $  1,702      $   2,457
                                                                                    ========      =========


 CASH PAID DURING THE PERIOD FOR:
    Interest                                                                        $  4,650      $   4,234
    Income taxes                                                                    $  8,440      $   4,202


The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                                 STEPAN COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      June 30, 1995 and December 31, 1994
                                   Unaudited


1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

    The condensed consolidated financial statements included herein have been prepared by the company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate and make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the company's latest Annual Report to Stockholders and the Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1994. In the opinion of management all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of Stepan Company as of June 30, 1995, and the consolidated results of operations for the three and six months then ended, and cash flows for the six months then ended, have been included.

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

2.  INVENTORIES

    Inventories include the following amounts:

                                 (Dollars in Thousands)                                     6/30/95         12/31/94
                                                                                            -------         --------
                                 Inventories valued primarily on LIFO basis -
                                    Finished products                                   $ 27,650         $ 27,632
                                    Raw materials                                         17,156           17,832
                                                                                        --------         --------

                                 Total inventories                                      $ 44,806         $ 45,464
                                                                                        ========         ========


If the first-in, first-out (FIFO) inventory valuation method had been used for all inventories, inventory balances would have been approximately $14,500,000 and $13,200,000 higher than reported at June 30, 1995, and December 31, 1994, respectively.

3.  DEBT

    During June, 1995, the company entered into unsecured long-term loan agreements totaling $40 million with interest rates of 7.69 to 7.77 percent per annum and maturities of 10 to 15 years. The proceeds of the new loans were used to reduce unsecured bank debt. The terms and conditions of the new loan agreements are essentially the same as those of previously existing agreements.

    Long-term debt includes unsecured bank debt of $3.8 million and $21.8 million at June 30, 1995, and December 31, 1994, respectively. The unsecured bank debt is available to the company under a line of credit based on rates that fluctuate daily. The average interest rate on unsecured bank debt for the three month period ended June 30 was 6.74 percent and 4.78 percent for 1995 and 1994, respectively. For the six month period ended June 30, 1995 and 1994, the average interest rate was
    6.71 percent and 4.56 percent, respectively.

4.  NET INCOME PER COMMON SHARE

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

5.  TREASURY STOCK

    At June 30, 1995, treasury stock consists of 20,208 shares of preferred stock and 62,607 shares of common stock. At December 31, 1994, treasury stock consisted of 20,208 shares of preferred stock and 84,280 shares of common stock.

6.  DEFERRED REVENUE

    During 1994, the company received $12.9 million of prepayments on certain multi-year commitments for future shipments of products. As the commitments are fulfilled, a proportionate share of the deferred revenue is taken into income. Deferred revenue of $.6 million and $1.2 million were recognized as income during the three month and six month periods ended June 30, 1995, respectively. Related deferred revenue at June 30, 1995, is $11.6 million of which $2.4 million is included in the "Accrued liabilities" caption of the Condensed Consolidated Balance Sheets.

7.  CONTINGENCIES

    There are a variety of legal proceedings pending or threatened against the company. Some of these proceedings may result in fines, penalties, judgments or costs being assessed against the company at some future time. The company's operations are subject to extensive local, state and federal regulations, including the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("Superfund") and the Superfund amendments of 1986. The company and others, have been named as potentially responsible parties at affected geographic sites. As discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in this filing, the company believes that it has made adequate provisions for the costs it may incur with respect to these sites. The company has estimated a range of possible environmental and legal losses from $6.5 million to $21.3 million at June 30, 1995. At June 30, 1995, the company's reserve was $6.6 million for legal and environmental matters compared to $6.9 million at December 31, 1994. While the company has insurance policies that may cover some of its environmental costs, it does not record those claims until such time as they become probable.
    The company has received some insurance recoveries in the past, primarily related to indemnification of legal costs. Currently, the company has not recorded any outstanding insurance claims.

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

LIQUIDITY AND CAPITAL RESOURCES

For the first half of 1995, cash from operations has totaled $6.8 million, compared to $19.6 million for the same period in 1994. Cash from operations in 1994 included $5.8 million in customer advances. Increased working capital requirements accounted for essentially all of the remaining difference in operating cash flows from year to year.

Increased demands for working capital have totaled $19.3 million for the first half of 1995 compared to $8.0 million during 1994, an increase of $11.3 million. During 1994, inventories fell by $6.4 million for the first six months, compared to a decrease of $.6 million for this year. Higher sales drove receivables up by $11.6 million for the first half of 1995, compared to $9.5 million for the same period last year.

Capital expenditures have totaled $14.3 million for the first six months of 1995, down from $20.8 million for the same period last year. Capital expenditures are projected to total $38.4 million for the current year, compared to $42.9 million during 1994. Included in current year investing activities is a $3.8 million capital contribution to joint venture operation.

Since December 31, 1994, total company debt has increased by $12.6 million to close the second quarter at $110.4 million. Since year-end, the ratio of long-term debt to long-term debt plus shareholders' equity has increased from
44.7 percent to 45.7 percent. For the balance of 1995, total company debt is expected to decline modestly due primarily to projected decreases in working capital requirements.

During June, 1995, the company entered into unsecured long-term loan agreements totaling $40 million with maturities of 10 to 15 years. The proceeds of the new loans were used to reduce domestic bank debt, which totaled $3.8 million as of June 30, 1995. The terms and conditions of the new loan agreements are essentially the same as those of previously existing agreements.

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


RESULTS OF OPERATIONS

Three Months Ended June 30, 1995 and 1994

Net income for the second quarter ended June 30, 1995 was $5.4 million, or $.52 per share, up 33 percent from $4.1 million, or $.38 per share recorded for the same quarter a year earlier. Net sales grew 21 percent to $136.3 million, up from $112.3 million reported last year. Net sales by product group were

                       (Dollars in Millions)                      Three Months
                                                                 Ended June 30
                                                        ---------------------------------
                                                          1995        1994       % Change
                                                          -----       ----       --------
                       Net Sales:

                           Surfactants                  $  95.5   $   83.7       + 14
                           Polymers                        33.5       18.6       + 80
                           Specialty Products               7.3       10.0       - 27
                                                         ------   --------
                                 Total                   $136.3     $112.3       + 21
                                                         ======   ========


Surfactants increase in net sales was due mainly to an 18 percent increase in sales volume. A large part of the volume gain stemmed from domestic shipments of concentrated products manufactured utilizing the recent neutralization capacity expansion. From the broad commercial customer base, higher selling prices resulting from raw material cost increases also contributed to higher net sales. Mexico reported higher sales on higher volume and selling prices which more than offset the impact of the devalued peso. European sales were up due to a stronger french franc and a pass through of higher raw material costs.

Surfactants gross profit increased 14 percent from $16.2 million to $18.5 million for the second quarter of 1995. Gross profit rose primarily on higher sales from the larger national customers. The broad commercial customer base reported a relatively flat gross profit between years. Mexican gross profit was up on higher sales volume and a better sales mix. European gross profit declined due to competitive price pressures in the European fabric softener market which limited our ability to pass along raw material cost increases. Canadian gross profit declined slightly from a year ago on relatively unchanged sales volume.

Polymers net sales were up due to significantly higher sales volumes and selling prices of phthalic anhydride (PA) and polyurethane polyols. Higher selling prices were triggered by significant raw material price increases. Shipments of PA are expected to be down due to a planned maintenance shut down in the third quarter. Sales of polyurethane systems declined on lower sales volume.

Polymers gross profit for the quarter rose 138 percent to $6.2 million from $2.6 million in the prior year. Higher PA sales volume and margins generated the increase. Partially offsetting the increase was the lower polyurethane polyols gross profit despite higher sales volume due to the inability to pass along all the material cost increases. Polyurethane systems gross profit declined on lower sales volume.

Specialty products net sales were down because sales of some lower margin products were discontinued in the current year. Gross profit for specialty products decreased by $.7 million to $1.1 million as a result of the discontinued products and increased manufacturing costs between years.

Operating expenses for the second quarter increased 27 percent over the same quarter in 1994. Administrative expenses increased 79 percent representing a majority of the operating expense increase as a result of higher legal and environmental expenses. The prior year's quarter legal and environmental expenses included the favorable impact of insurance recoveries related to previously incurred legal and environmental costs. Marketing expenses rose 13 percent primarily due to higher salaries. Research and development expenses increased a slight one percent.

Interest expense for the quarter increased 18 percent primarily as a result of higher borrowings and higher short-term borrowing rates.

Six Months Ended June 30, 1995 and 1994

Net income for the six months ended June 30, 1995 was $11.5 million, or $1.10 per share, up 89 percent from $6.1 million, or $.56 per share recorded for the same period a year ago. Net sales grew 23 percent to $271.1 million, up from $219.6 million reported last year. Net sales by product group were

                            (Dollars in Millions)                       Six Months
                                                                      Ended June 30
                                                              -------------------------------
                                                              1995         1994      % Change
                                                              -----        ----      --------
                            Net Sales:

                                Surfactants                 $ 194.3     $ 166.9      + 16
                                Polymers                       60.8        34.9      + 74
                                Specialty Products             16.0        17.8      - 10
                                                            -------     -------
                                     Total                  $ 271.1     $ 219.6      + 23
                                                            =======     =======

Surfactants increase in net sales was due in large part to a 14 percent increase in sales volume. Higher average selling prices resulting from raw material cost increases also contributed to higher net sales. A large part of the volume gain was from shipments of new concentrated products this year. Strong domestic sales volume was also supported by volume increase in Europe, Canada, and Mexico. Reported sales in Mexico were down despite higher volume due to the negative impact of the devalued peso.

Surfactants gross profit increased 19 percent from $32.4 million to $38.6 million for the first half of 1995. Gross profit rose sharply on higher domestic sales volume and favorable mix of higher margin products. Mexico's gross profit was up because of higher sales volume. Canadian and European gross profit was relatively unchanged from a year ago.

Polymers net sales were up due to higher sales volumes of phthalic anhydride
(PA) and polyurethane polyols. Higher selling prices also contributed to the increased sales reflecting the pass through of rising raw material costs along with some margin improvement for PA. Shipments for P.A. will be down for the second half due to a planned third quarter maintenance shutdown. Sales of polyurethane systems declined on lower sales volume.

Polymers gross profit for the first half of 1995 rose 133 percent to $11.5 million from $4.9 million in the prior year. Higher PA sales volume and margins generated all of the increase. Polyurethane polyols gross profit was relatively unchanged despite higher selling prices which were offset by the raw material cost increases. Polyurethane systems gross profit declined on lower sales volume.

Specialty products net sales were down on reduced volume. Sales of some lower margin products were discontinued in the current year. Gross profit reported a slight decline of $.1 million to $2.4 million from $2.5 million recorded a year ago.

Operating expenses for the first half increased 17 percent over the same period in 1994. Administrative expenses increased 42 percent representing a majority of the operating expense increase as a result of higher legal and environmental expenses. Prior year's first half included the favorable impact of insurance recoveries related to previously incurred legal and environmental costs. Marketing expenses rose 11 percent primarily due to higher salaries. Research and development expenses declined one percent.

Interest expense increased seven percent primarily as a result of higher short-term borrowing rates.

ENVIRONMENTAL AND LEGAL MATTERS

The company is subject to extensive federal, state and local environmental laws and regulations. Although the company's environmental policies and practices are designed to ensure compliance with these laws and regulations, future developments and increasingly stringent environmental regulation could require the company to make additional unforeseen environmental expenditures. The company will continue to invest in the equipment and facilities necessary to comply with existing and future regulations. During the first six months of 1995, company expenditures for capital projects related to the environment were $2.4 million and should approximate $9 million to $10 million for the full year 1995. These projects are capitalized and typically depreciated over 10 years. Capital spending on such projects is likely to be somewhat lower in future years as 1995 includes some larger projects. Recurring costs associated with the operation and maintenance of environmental protection facilities in ongoing operations were $3.4 million for the first six months of 1995. While difficult to project, it is not anticipated that these recurring expenses will increase significantly in the future.

The company has been named by the government as a potentially responsible party at 17 waste disposal sites where cleanup costs have been or may be incurred under the federal Comprehensive Environmental Response, Compensation and Liability Act and similar state statutes. In addition, damages are being claimed against the company in general liability actions for alleged personal injury or property damage in the case of some disposal and plant sites. The company believes that it has made adequate provisions for the costs it may incur with respect to these sites. The company has estimated a range of possible environmental and legal losses from $6.5 million to $21.3 million at June 30, 1995. At June 30, 1995 the company's reserve was $6.6 million for legal and environmental matters compared to $6.9 million at December 31, 1994. During the first six months of 1995, expenditures related to legal and environmental matters approximated $3.1 million. The company expects to receive reimbursement of environmental defense costs from insurers. However, currently the company has no receivable recorded for such claims. At certain of the sites, estimates cannot be made of the total costs of compliance or the company's share of such costs; accordingly, the company is unable to predict the effect thereof on future results of operations. In the event of one or more adverse determinations in any annual or interim period, the impact on results of operations for those periods could be material. However, based upon the company's present belief as to its relative involvement at these sites, other viable entities' responsibilities for cleanup and the extended period over which any costs would be incurred, the company believes that these matters will not have a material effect on the company's financial position. Certain of these matters are discussed in Item 3, Legal Proceedings, in the 1994 Form 10-K Annual Report and in other filings of the company with the Securities and Exchange Commission, which filings are available upon request from the company.

ACCOUNTING STANDARD

In March, 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121-Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("SFAS No. 121"). This standard must be adopted no later than the 1996 reporting year, but can be adopted early. SFAS No. 121 requires that operating assets and associated goodwill be written down to fair value whenever an impairment review indicates that the carrying value cannot be recovered on an undiscounted cash flow basis. After any such noncash write-down, results of operations would be favorably affected by reduced depreciation, depletion and amortization charges. The Company has initiated a review of SFAS No. 121 and, at this time, cannot provide an assessment of the impact of adoption. Adoption of the accounting standard most likely will occur in 1996.

Part II                       OTHER INFORMATION
-------------------------------------------------------------------------------
Item 1 - Legal Proceedings

    Reference is made to the Company's Report on Form 10-K for the year ended December 31, 1994 concerning the Alvear v. Leonard Electronics Products Co. et. al., Brownsville, Texas case. The Company has reached a settlement in this matter and has fully provided reserves to cover the terms of the settlement.

    Reference is made to the Company's Report Form 10-K for the year ended December 31, 1994, regarding the site United States of American v. Jerome Lightman, et. al. (92 CV 4710 [JBS]). The Company has been informed that the United State's Government's estimate of past cost has now risen to approximately $9.1 million from approximately $7.4 million. The Company's liability, if any, for this amount will depend on what the final determination of the Company's allocated share is, which is the subject matter of this lawsuit.

    On May 30, 1995, the Company received notification that it might be a potentially responsible party at a site entitled Batavia Landfill located in Batavia, New York. The Company has responded that it has no knowledge of this site or use of the site by the Company. The Company, at this time, does not believe it has any liability with regard to this site.

    On June 13, 1995, the Company's wholly-owned Canadian subsidiary received notification that Canada Development Corporation, a Canadian entity from which the Company's Canadian subsidiary had purchased assets, might be a potentially responsible party at the Chem-Trol Pollution Services Inc. Site, located in Hamburg, New York. The alleged activities at this site apparently occurred between 1971 and 1972 which pre- dates the incorporation of the Company's Canadian subsidiary by approximately twelve years. The Company does not believe at this time, that it or its wholly-owned Canadian subsidiary has any liability with regard to this site.

Item 6  -  Exhibits and Reports on Form 8-K

    (A)      Exhibits

             (4)h Copy of Loan Agreement dated June 15, 1995, with Aid Association for Lutherans, the Northwestern Mutual Life Insurance Company and The Mutual Life Insurance Company of New York

             (11)    Statement re computation of Per Share Earnings

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



Date:           8/11/95