Form 10-Q
period 1995-09-30
STEPAN CO
filed 1995-11-14
CIK 94049

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


(MARK ONE)
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     FOR THE TRANSITION PERIOD FROM                TO
                                    --------------    ----------

                                   1-4462
                           Commission File Number

                               STEPAN COMPANY
           (Exact name of registrant as specified in its charter)

         Delaware                                                36 1823834
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)

              Edens and Winnetka Road,  Northfield, Illinois 60093
                    (Address of principal executive offices)

Registrant's telephone number                                  (708) 446-7500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                               Yes  X    No
                                                                   ---      ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    Class                      Outstanding at October 31, 1995
          --------------------------           -------------------------------
          Common Stock, $1 par value                  10,011,000 Shares


Part I                      FINANCIAL INFORMATION
Item 1  -  Financial Statements

                                 STEPAN COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    September 30, 1995 and December 31, 1994
                                   Unaudited

(Dollars in Thousands)                                                                   9/30/95        12/31/94
                                                                                         -------        --------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                             $   1,070     $   2,452
   Receivables, net                                                                         78,103        70,385
   Inventories (Note 2)                                                                     47,739        45,464
   Other current assets                                                                     11,349        11,070
                                                                                         ---------      --------
        Total current assets                                                               138,261       129,371
                                                                                         ---------       -------

PROPERTY, PLANT AND EQUIPMENT:
   Cost                                                                                    441,017       417,654
   Less accumulated depreciation                                                           256,071       233,997
                                                                                         ---------      --------
                                                                                           184,946       183,657
                                                                                         ---------      --------

OTHER ASSETS                                                                                16,095        11,920
                                                                                         ---------     ---------

   Total assets                                                                          $ 339,302     $ 324,948
                                                                                         =========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current maturities of long-term debt                                                  $   6,939     $   8,043

   Accounts payable                                                                         36,339        37,904
   Accrued liabilities                                                                      37,768        34,509
                                                                                         ---------     ---------
        Total current liabilities                                                           81,046        80,456
                                                                                         ---------     ---------

DEFERRED INCOME TAXES                                                                       32,653        32,976
                                                                                         ---------     ---------

LONG-TERM DEBT, less current maturities (Note 3)                                            97,237        89,795
                                                                                         ---------     ---------

DEFERRED REVENUE (Note 6)                                                                    8,644        10,419
                                                                                         ---------     ---------

STOCKHOLDERS' EQUITY:
   5-1/2% convertible preferred stock, cumulative, voting without par  value;
       authorized 2,000,000 shares; issued  797,172 shares in 1995 and 799,196
       shares in 1994                                                                       19,929        19,980
   Common stock, $1 par value; authorized 15,000,000 shares;
      issued 10,084,653 shares in 1995 and 10,028,544 shares in 1994                        10,085        10,029
   Additional paid-in capital                                                                4,553         3,983
   Cumulative translation adjustments                                                       (2,894)       (3,491)
   Retained earnings (approximately $40,274 unrestricted in 1995 and $36,336 in 1994)       89,592        82,445
                                                                                         ---------     ---------
                                                                                           121,265       112,946
   Less - Treasury stock, at cost (Note 5)                                                   1,543         1,644
                                                                                         ---------     ---------
         Stockholders' equity                                                              119,722       111,302
                                                                                         ---------     ---------

          Total liabilities and stockholders' equity                                     $ 339,302     $ 324,948
                                                                                         =========     =========

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated balance sheets.

                                 STEPAN COMPANY
                       CONSOLIDATED STATEMENTS OF INCOME
        For the Three and Nine Months Ended September 30, 1995 and 1994
                                   Unaudited

(In Thousands,                                        Three Months Ended                   Nine Months Ended
   except per share amounts)                             September 30                         September 30
                                                     ---------------------                --------------------
                                                     1995             1994                1995            1994
                                                     ----             ----                ----            ----
NET SALES                                         $ 130,410        $ 110,761           $ 401,454       $ 330,345
                                                  ---------        ---------           ---------       ---------
COSTS AND EXPENSES:
   Cost of Sales                                    109,763           89,778             328,345         269,562
   General and Administrative                        10,157            4,082              21,880          12,320
   Marketing                                          4,628            4,196              13,850          12,535
   Research, Development
     and Technical Services                           4,695            4,127              13,778          13,290
   Interest, net (Note 3)                             2,046            1,639               6,038           5,360
                                                  ---------        ---------           ---------       ---------
                                                    131,289          103,822             383,891         313,067
                                                  ---------        ---------           ---------       ---------

PRE-TAX INCOME (LOSS)                                  (879)           6,939              17,563          17,278

PROVISION FOR INCOME
     TAXES (BENEFIT)                                   (329)           2,827               6,586           7,066
                                                  ---------        ---------           ---------       ---------

NET INCOME (LOSS)                                 $    (550)       $   4,112           $  10,977      $   10,212
                                                  =========        =========           =========       =========

NET INCOME (LOSS) PER
   COMMON SHARE (Note 4)
      Primary                                        $(0.08)           $0.39               $1.02           $0.95
                                                  =========        =========           =========       =========
      Fully Diluted                                $    -              $0.37               $1.00           $0.93
                                                  =========        =========           =========       =========

DIVIDENDS PER COMMON SHARE                         $  0.110           $0.105              $0.330          $0.315
                                                  =========        =========           =========       =========

AVERAGE COMMON SHARES
   OUTSTANDING                                        9,998            9,938               9,976           9,918
                                                  =========        =========           =========       =========

All 1994 share and per share data have been retroactively adjusted for the stock split effective December 15, 1994.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                                 STEPAN COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Nine Months Ended September 30, 1995 and 1994
                                   Unaudited

(Dollars In Thousands)                                                              9/30/95       9/30/94
                                                                                    -------       -------
NET CASH FLOW FROM OPERATING ACTIVITIES
   Net income                                                                        $10,977       $10,212
   Depreciation and amortization                                                      22,923        22,114
   Deferred income taxes                                                                (352)        1,218
   Prepaid pension cost                                                                 (544)         (156)
   Other non-cash items                                                                  (94)          536
   Deferred revenue (Note 6)                                                          (1,775)        5,983
   Changes in Working Capital:
      Receivables, net                                                                (7,718)       (7,774)
      Inventories                                                                     (2,275)        6,310
      Accounts payable and accrued liabilities                                         2,065        (4,781)
      Other                                                                              218           (60)
                                                                                     -------       -------
         Net Cash Provided by Operating Activities                                    23,425        33,602
                                                                                     -------       -------
CASH FLOWS FROM INVESTING ACTIVITIES
   Expenditures for property, plant and equipment                                    (23,771)      (31,856)
   Investment in joint venture                                                        (3,750)       (1,000)
   Other non-current assets                                                              110          (578)
                                                                                     -------       -------
      Net Cash Used for Investing Activities                                         (27,411)      (33,434)
                                                                                     -------       -------
CASH FLOWS FROM FINANCING AND OTHER RELATED ACTIVITIES
   Revolving debt and notes payable to banks, net                                    (21,711)       14,672
   Other debt borrowings                                                              40,000           -
   Other debt repayments                                                             (12,048)      (11,268)
   Sales (Purchases) of treasury stock, net                                              101          (164)
   Dividends paid                                                                     (4,098)       (3,932)
   Other non-cash items                                                                  360           808
                                                                                     -------       -------
      Net Cash Provided by Financing and Other Related Activities                      2,604           116
                                                                                     -------       -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  (1,382)          284
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                       $ 2,452       $ 1,515
                                                                                     -------       -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           $ 1,070       $ 1,799
                                                                                     =======       =======
CASH PAID DURING THE PERIOD FOR:
   Interest                                                                          $ 5,694       $ 5,701
   Income taxes                                                                      $ 9,244       $ 7,166

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                                 STEPAN COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    September 30, 1995 and December 31, 1994
                                   Unaudited


1.       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         The condensed consolidated financial statements included herein have been prepared by the company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate and make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the company's latest Annual Report to Stockholders and the Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1994. In the opinion of management all adjustments necessary to present fairly the consolidated financial position of Stepan Company as of September 30, 1995, and the consolidated results of operations for the three and nine months then ended, and cash flows for the nine months then ended, have been included.

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

2.       INVENTORIES

         Inventories include the following amounts:

         (Dollars in Thousands)                        9/30/95         12/31/94
                                                       -------         --------
         Inventories valued primarily on LIFO basis -
            Finished products                          $ 27,477        $ 27,632

            Raw materials                                20,262          17,832
                                                       --------        --------
         Total inventories                             $ 47,739        $ 45,464
                                                       ========        ========

         If the first-in, first-out (FIFO) inventory valuation method had been used for all inventories, inventory balances would have been approximately $14.1 million and $13.2 million higher than reported at September 30, 1995, and December 31, 1994, respectively.

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

         Long-term debt includes unsecured bank debt of $1 million and $21.8 million at September 30, 1995, and December 31, 1994, respectively. The unsecured bank debt is available to the company under a line of credit based on rates that fluctuate daily. The average interest rate on unsecured bank debt for the three month period ended September 30 was 6.55 percent and 5.26 percent for 1995 and 1994, respectively.
         For the nine month period ended September 30, 1995 and 1994, the average interest rate was 6.70 percent and 4.89 percent, respectively.

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

5.       TREASURY STOCK

         At September 30, 1995, treasury stock consists of 20,208 shares of preferred stock and 74,710 shares of common stock. At December 31, 1994, treasury stock consisted of 20,208 shares of preferred stock and 84,280 shares of common stock.

6.       DEFERRED REVENUE

         During 1994, the company received $12.8 million of prepayments on certain multi-year commitments for future shipments of products. As the commitments are fulfilled, a proportionate share of the deferred revenue is taken into income. Deferred revenues of $.6 million and $1.8 million were recognized as income during the three month and nine month periods ended September 30, 1995, respectively. Related deferred revenue at September 30, 1995, is $11.0 million of which $2.4 million is included in the "Accrued liabilities" caption of the Condensed Consolidated Balance Sheets.

7.       CONTINGENCIES

         There are a variety of legal proceedings pending or threatened against the company. Some of these proceedings may result in fines, penalties, judgments or costs being assessed against the company at some future time. The company's operations are subject to extensive local, state and federal regulations, including the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("Superfund") and the Superfund amendments of 1986. The company and others have been named as potentially responsible parties at affected geographic sites. As discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in this filing, the company believes that it has made adequate provisions for the costs it may incur with respect to these sites.
         The company has estimated a range of possible environmental and legal losses from $5.0 million to $24.5 million at September 30, 1995. At September 30, 1995, the company's reserve was $9.4 million for legal and environmental matters compared to $6.9 million at December 31, 1994. While the company has insurance policies that may cover some of its environmental costs, it does not record those claims until such time as they become probable. The company has received some insurance recoveries in the past, primarily related to indemnification of legal costs. Currently, the company has not recorded any outstanding insurance claims.

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

LIQUIDITY AND CAPITAL RESOURCES

For the first nine months ended September 30, 1995, net cash from operations has totaled $23.4 million, a decrease of $10.2 million compared to $33.6 million for the same period last year. Cash from operations in 1994 included $6.0 million in customer advances. For the first nine months of 1995, income tax payments have totaled $9.2 million compared to $7.2 million for the same period in 1994. Increased working capital requirements were responsible for substantially all of the remaining difference in operating cash flows from year to year.

Capital expenditures have totaled $23.8 million for the first nine months of 1995, down from $31.9 million for the same period last year. Expenditures for property, plant and equipment are projected to reach a range of $38 million to $40 million for the current year, compared to $42.9 million during 1994. Included in current year investing activities is a $3.8 million joint venture capital contribution.

Since December 31, 1994, total company debt has increased by $6.3 million to close the third quarter at $104.2 million. Since year-end, the ratio of long-term debt to long-term debt plus shareholders' equity has increased from
44.7 percent to 44.8 percent. We project that total company debt will increase modestly for the balance of 1995, due primarily to planned capital expenditures partially offset by seasonal decreases in working capital requirements.

During June, 1995, the company entered into unsecured long-term loan agreements totaling $40 million with maturities of 10 to 15 years. The proceeds of the new loans were used to reduce domestic bank debt, which totaled $1.0 million as of September 30, 1995. The terms and conditions of the new loan agreements are essentially the same as those of previously existing agreements.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 1995 and 1994

A $5.0 million additional pre-tax provision for future legal and environmental costs has resulted in a net loss of $550,000 for the third quarter of 1995, or $.08 per share, compared to a net income of $4.1 million, or $.39 per share recorded for the same quarter a year earlier. During the quarter, a draft of the Remedial Investigation Feasibility Study for the remediation of the company's Maywood, New Jersey plant and adjacent property was filed with the Environmental Protection Agency containing a wide range of alternatives and costs. While many of these costs may or may not be incurred, the additional charge to earnings is based on the company's estimate of costs that may be incurred considering all the information available. The potential benefit of insurance and other third party recoveries for these costs has not been recorded. See further discussion of this matter in the legal proceeding section of this filing.

Net sales grew 18 percent to $130.4 million, up from $110.8 million reported last year. Net sales by product group were:

               (Dollars in Thousands)               Three Months
                                                 Ended September 30
                                          ------------------------------------
                                          1995           1994         % Change
                                          -----          ----         --------
               Net Sales:
                 Surfactants             $ 91,738       $ 79,306          +16
                 Polymers                  29,931         21,742          +38
                 Specialty Products         8,741          9,713          -10
                                         --------       --------
                        Total            $130,410       $110,761          +18
                                         ========       ========

Surfactants increase in net sales was due mainly to a 22 percent increase in sales volume. Domestic sales were up 15 percent on a 25 percent increase in volume. A large part of the domestic volume gain stemmed from shipments to large national customers of new highly concentrated products manufactured utilizing the recent neutralization capacity expansion. From the broad commercial customer base, higher selling prices resulting from raw material cost increases also contributed higher net sales, despite a four percent decline in volume. Leading the foreign surfactants operation, European sales were up due primarily to a 35 percent increase in volume, and a stronger french franc. Partially offsetting the result was the reported lower Mexican net sales on a 14 percent decline in volume and the effect of a weaker peso.

Surfactants gross profit increased six percent from $13.9 million to $14.7 million for the third quarter of 1995. Gross profit rose primarily on higher sales from the larger national customers. The broad commercial customer base reported a lower gross profit between years as a result of reduced volume. Despite the higher sales volume, European gross profit declined due to competitive price pressures in the European fabric softener market which limited our ability to pass along raw material cost increases. Canadian and Mexican gross profit declined from a year ago due mainly to lower sales volume.

Polymers net sales were up due primarily to higher selling prices despite a four percent drop in sales volume from the year ago quarter. Higher selling prices were driven by a series of significant raw material price increases for phthalic anhydride (PA) and polyurethane polyols. Reduced sales volume was due entirely to lower shipments of PA as a result of a planned maintenance shutdown in the current quarter. Sales of polyurethane systems grew 48 percent on a 37 percent volume gain.

Polymers gross profit for the quarter declined 16 percent to $3.8 million from $4.5 million recorded a year earlier. The major reason for the decline was the lower margins in polyurethane polyols attributable to increases in raw material costs that could not be completely passed on to customers. Furthermore, the unfavorable margin mix in the polyurethane systems sales has offset the gain in sales volume. Despite the maintenance shutdown resulting in lower sales volume, PA earnings were up due to increased margins.

Specialty products net sales were down because sales of some lower margin products were discontinued in the current year. As a result, gross profit for
specialty products decreased by $.4   million to $2.2 million for the quarter.

Operating expenses for the third quarter increased 57 percent over the same quarter in 1994. Administrative expenses increased $6.1 million, representing a majority of the operating expense increase, as a result of the higher legal and environmental expenses discussed above. The prior year's quarter legal and environmental expenses included the favorable impact of insurance recoveries related to previously incurred legal and environmental costs. Furthermore, last year's quarter recorded a one-time favorable group health insurance reimbursement that did not recur in the current quarter. Marketing expenses rose ten percent primarily due to higher salaries as well as increased marketing effort in the Pacific Rim. Research and development expenses increased 14 percent due largely to increased depreciation and salary expenses.

Interest expense for the quarter increased 25 percent primarily as a result of lower capitalized interest on capital projects in the current quarter as compared to last year, coupled with higher short term borrowing rates.

Nine Months Ended September 30, 1995 and 1994

Net income for the nine months ended September 30, 1995, was $11.0 million, or $1.02 per share, up eight percent from $10.2 million, or $.95 per share recorded for the same period a year ago. Net sales grew 22 percent to $401.5 million, up from $330.3 million reported last year. Net sales by product group were:

    (Dollars in Thousands)                      Nine Months
                                            Ended September 30
                                   1995            1994      % Change
                                   -----           ----      --------
    Net Sales:
      Surfactants                $286,016        $246,174       +16

      Polymers                     90,745          56,656       +60
      Specialty Products           24,693          27,515       -10
                                 --------        --------
           Total                 $401,454        $330,345       +22
                                 ========        ========

Surfactants sales increased due in large part to a 16 percent increase in sales volume. Domestic sales increased 16 percent on an 18 percent increase in volume. A majority of the domestic volume gain was from shipments of highly concentrated products to large national customers. Higher average selling prices resulting from raw material cost increases also contributed to higher net sales from the broad commercial customer base. The strong domestic sales volume was also supported by volume increases in Europe, Mexico, and Canada. Reported sales in Mexico were down despite higher volume due to the negative impact of the devalued peso.

Surfactants gross profit increased 15 percent from $46.2 million to $53.3 million for the first nine months of 1995. Gross profit rose sharply on higher domestic sales volume. Mexico's gross profit was up because of higher sales volume. Canadian and European gross profit was relatively unchanged from a year ago.

Polymers net sales were up due to higher selling prices reflecting the pass through of higher raw material costs. PA and polyurethane polyols experienced an 11 percent and 24 percent volume gain, respectively. Sales of polyurethane systems declined on lower sales volume.

Polymers gross profit for the first nine months of 1995 rose 62 percent to $15.2 million from $9.4 million in the prior year. Higher PA sales volume and margins generated all of the increase. Polyurethane polyols gross profit was down particularly in the third quarter due to the inability to pass on raw material cost increases. Polyurethane systems gross profit declined as a result of unfavorable product mix and lower sales volume.

Specialty products net sales were down on reduced volume. Sales of some lower margin products were discontinued in the current year. Gross profit reported a decline of $.5 million to $4.6 million from $5.1 million recorded a year ago.

Operating expenses for the first nine months increased 30 percent over the same period in 1994. Reflecting the additional $8.4 million legal and environmental charges, administrative expenses increased 78 percent between years. Prior year's expenses benefited from the favorable insurance recoveries related to previously incurred legal and environmental costs. In addition, a one-time group health insurance reimbursement was recorded in the prior year that did not recur this year. Marketing expenses rose 11 percent primarily due to higher salaries. Research and development expenses increased four percent.

Interest expense increased 13 percent primarily as a result of lower capitalized interest associated with the reduced capital spending, and higher short term borrowing rates.

ENVIRONMENTAL AND LEGAL MATTERS

The company is subject to extensive federal, state and local environmental laws and regulations. Although the company's environmental policies and practices are designed to ensure compliance with these laws and regulations, future developments and increasingly stringent environmental regulation could require the company to make additional unforeseen environmental expenditures. The company will continue to invest in the equipment and facilities necessary to comply with existing and future regulations. During the first nine months of 1995, company expenditures for capital projects related to the environment were $3.8 million and should approximate $7 million to $8 million for the full year 1995. These projects are capitalized and typically depreciated over 10 years. Capital spending on such projects is likely to be somewhat lower in future years as 1995 includes some larger projects. Recurring costs associated with the operation and maintenance of environmental protection facilities in ongoing operations were $5.1 million for the first nine months of 1995. While difficult to project, it is not anticipated that these recurring expenses will increase significantly in the future.

The company has been named by the government as a potentially responsible party at 17 waste disposal sites where cleanup costs have been or may be incurred under the federal Comprehensive Environmental Response, Compensation and Liability Act and similar state statutes. In addition, damages are being claimed against the company in general liability actions for alleged personal injury or property damage in the case of some disposal and plant sites. The company believes that it has made adequate provisions for the costs it may incur with respect to these sites. The company has estimated a range of possible environmental and legal losses from $5.0 million to $24.5 million at September 30, 1995. At September 30, 1995, the company's reserve was $9.4 million for legal and environmental matters compared to $6.9 million at December 31, 1994. During the first nine months of 1995, expenditures related to legal and environmental matters approximated $6.2 million. The company expects to receive reimbursement of environmental defense costs from insurers. However, currently the company has no receivable recorded for such claims. At certain of the sites, estimates cannot be made of the total costs of compliance or the company's share of such costs; accordingly, the company is unable to predict the effect thereof on future results of operations. In the event of one or more adverse determinations in any annual or interim period, the impact on results of operations for those periods could be material. However, based upon the company's present belief as to its relative involvement at these sites, other viable entities' responsibilities for cleanup and the extended period over which any costs would be incurred, the company believes that these matters will not have a material effect on the company's financial position. Certain of these matters are discussed in Item 3, Legal Proceedings, in the 1994 Form 10-K Annual Report and in other filings of the company with the Securities and Exchange Commission, which filings are available upon request from the company.

ACCOUNTING STANDARD

In March, 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121-Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("SFAS No. 121"). This standard must be adopted no later than the 1996 reporting year, but can be adopted early. SFAS No. 121 requires that operating assets and associated goodwill be written down to fair value whenever an impairment review indicates that the carrying value cannot be recovered on an undiscounted cash flow basis. After any such noncash write-down, results of operations would be favorably affected by reduced depreciation, depletion and amortization charges. The company has completed a preliminary review of SFAS No. 121, and currently does not believe it will have any impact on the results of operations upon adoption in 1996.

Part II                        OTHER INFORMATION
Item 1 - Legal Proceedings

         Reference is made to the company's Report Form 10-K for the year ended 1991, 1992, and 1994 and Reports Form 10-Q for the quarters dated September 30, 1993 regarding the company's Maywood site. In August, 1995, the company has completed and presented to the United States Environmental Protection Agency (USEPA) the Final Draft of the Remedial Investigation Feasibility Study which contains alternatives for the remediation of the company's site and the properties known as the Sears and Adjacent Properties. The company now anticipates that the remedial action plan will be published by the USEPA for public comment in the second quarter of 1996. Thereafter, a Record of Decision and designation of potentially responsible parties (PRPs) to remediate the company's property and the Sears and Adjacent Properties will be made.
Although not currently a PRP to remediate, the company believes that it will be named as a PRP, at least with regard to its property.

         Reference is made to the company's Report Form 10-Q for the quarters ended September 30, 1993 and September 30, 1994 regarding the Ewan and D'Imperio cases, and particularly, U.S. V. Jerome Lightman case. The company anticipates that a trial on the issues of nexus liability and divisibility of liability will take place in the third quarter of 1996, pursuant to the terms of a Case Management Order.

         As a result of the preceding items, the company has taken a charge to more accurately reflect its best estimate of liability as of this date.

         Reference is made to the company's Report Form 10-Q for the period ended September 30, 1994 and March 31, 1995, where in the company had revealed settlement of its liability at the Buzby site, subject to court approval. On September 29, 1995, the United States District Court, District of New Jersey, denied the motion to approve settlement. Consequently, the company cannot, at this time, ascertain what, if any, liability it may incur with the regard to this site or whether the funds previously paid by the company for the settlement will be returned to it.

         On September 27, 1995, the company received a 104(e) Request for Information from the United States Environmental Protection Agency (USEPA) for a site known as Bofors Nobel site in Muskegon, Michigan. The company has reported that it has no knowledge of use of this site by the company. Region V of the USEPA has since sent documents to the company indicating that the company may be a potentially responsible party. The company cannot, at this time, estimate what its liability, if any, will be.

         Reference is made to the company's Report Form 10-K for the year ended 1992 relating to its insurance recovery case. On October 11, 1995, the Circuit Court of Cook County, Illinois, Chancery Division, ruled that the company's primary insurance company, The Hartford, has a duty to defend the company at environmental sites at which a lawsuit has been filed.

         Reference is made to the company's Report Form 10-Q for the period dated June 30, 1993, describing a case entitled Carl Patterman and Noreen Patterman v. Stepan Company. The company settled this case for a non-material court-sealed amount.

Item 6   -  Exhibits and Reports on Form 8-K

         (A)     Exhibits

                 (11)     Statement re computation of Per Share Earnings

                 (27)     Financial Data Schedule


         (B)     Reports on Form 8-K

                 A report on Form 8-K was filed on October 24, 1995, regarding the company reported loss for the third quarter.

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

Date:  November 14, 1995