Form 10-K
period 1995-12-31
STEPAN CO
filed 1996-03-25
CIK 94049

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                               ----------------

                                   FORM 10-K
(Mark
One)

  [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995
                                      OR
  [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                      FOR THE TRANSITION PERIOD FROM  TO

                         COMMISSION FILE NUMBER 1-4462

                               ----------------
                                STEPAN COMPANY
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               Delaware                              36-1823834
--------------------------------------   --------------------------------------
    (State or other jurisdiction of        (I.R.S. Employer Identification
    incorporation or organization)                     Number)

 Edens and Winnetka Road, Northfield,                   60093
               Illinois
--------------------------------------   --------------------------------------
    (Address of principal executive                  (Zip Code)
               offices)

        Registrant's telephone number including area code: 847-446-7500

          Securities registered pursuant to Section 12(b) of the Act:

           TITLE OF EACH CLASS             NAME OF EACH EXCHANGE ON WHICH
                                                     REGISTERED
              -----------                           --------------
      Common Stock, $1 par value         New York Stock Exchange (Effective
                                                   March 14, 1996)
                                         American Stock Exchange (Cancelled
                                                   March 13, 1996)
                                               Chicago Stock Exchange
5 1/2% Convertible Preferred Stock, no   New York Stock Exchange (Effective
               par value                           March 14, 1996)
                                               Chicago Stock Exchange

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

  AGGREGATE MARKET VALUE AT FEBRUARY 29, 1996, OF VOTING STOCK HELD BY NONAFFILIATES OF THE REGISTRANT: $141,542,000.*

  NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK AS OF FEBRUARY 29, 1996:

                    CLASS                             OUTSTANDING AT FEBRUARY 29, 1996
                    -----                             --------------------------------
         Common Stock, $1 par value                          10,039,000 shares

                      DOCUMENTS INCORPORATED BY REFERENCE

     PART OF FORM 10-K                            DOCUMENT INCORPORATED
     -----------------                            ---------------------
   Part I, Item 1                          1995 Annual Report to Stockholders
   Part II, Items 5-8                      1995 Annual Report to Stockholders
   Part III, Items 10-12                   Proxy Statement dated April 5, 1996

  *Based on reported ownership by all directors, officers and beneficial owners of more than 5% of registrant's voting stock. However, this determination does not constitute an admission of affiliate status for any of these holders.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

  Stepan Company and its subsidiaries (the "company") produce specialty and intermediate chemicals which are sold to other manufacturers and then made into a variety of end products. The company sells three groups of products: surfactants, polymers and specialty products. Surfactants refer to chemical agents which affect the interaction between two surfaces; they can provide actions such as detergency (i.e., the ability of water to remove soil from another surface), wetting and foaming, dispersing, emulsification (aiding two dissimilar liquids to mix), demulsification and viscosity modifications. Surfactants are the basic cleaning agent in detergents for washing clothes, dishes, carpets, fine fabrics, floors and walls. Surfactants are also used for the same purpose in shampoos and conditioners, toothpastes, cosmetics and other personal care products. Commercial and industrial applications include emulsifiers for agricultural insecticides and herbicides, emulsion polymers such as floor polishes and latex foams and coatings, wetting and foaming agents for wallboard manufacturing and surfactants for enhanced oil recovery. Polymers refer to intermediate chemicals including phthalic anhydride, polyols and urethane foam systems used in plastics, building materials and refrigeration industries. Specialty products consist of flavor and pharmaceutical intermediates, fine chemicals, esters, synthetic lubricants and other specialty products.

  In 1991, Stepan Company purchased the ACCOSOFT(R) line of fabric softeners from Karlshamns U.S.A., Inc. The company also purchased from ICI Americas, Inc. the U.S. portion of the sulfonate and sulfonate blend line used in agricultural products and industrial coatings.

  In 1993, Stepan Company entered into a 50 percent joint venture with Coldequim, S.A. called Stepan Colombiana de Quimicos, Ltda in Colombia, South America. Under the agreement, Stepan Colombiana manufactures selected surfactants and markets the company's complete line of surfactants in the Andean Pact countries of Colombia, Venezuela, Peru, Bolivia and Ecuador.

  In 1994, Stepan Company entered into a 50 percent joint venture with United Coconut Chemicals, Inc. and United Coconut Planters International in the Philippines. The venture, called Stepan Philippines, Inc., will manufacture selected surfactants for sale in the Philippines and Asia/Pacific markets commencing in 1996.

  In January 1996, Stepan Company agreed in principle to acquire a sulfonation plant and sulfonated products business from Shell Group in Cologne, Germany. This plant will allow the company to serve Northern European customers with a wide range of sulfate and sulfonate products used in household, personal care, individual, institutional and agricultural markets.

MARKETING AND COMPETITION

  Principal markets for all products are manufacturers of cleaning or washing compounds (including detergents, shampoos, toothpastes and household cleaners), paints, cosmetics, food and beverages, agricultural insecticides and herbicides, plastics, furniture, building materials and automotive and refrigeration equipment. Sales of the company tend not to be seasonal.

  The company does not sell directly to the retail market, but sells to a wide range of manufacturers in many industries and has many competitors. The principal methods of competition are product performance, price and adaptability to the specific needs of individual customers. These factors allow the company to compete on a basis other than solely price, reducing the severity of competition as experienced in the sales of commodity chemicals having identical performance characteristics. The company is one of the largest merchant producers of surfactants in the United States. In the case of surfactants, much of the company's competition comes from the internal divisions of larger companies, as well as several large national and regional producers. In the manufacture of polymers, the company competes with the chemical divisions of several large companies, as well as with other small specialty chemical manufacturers. In recent years, the company has also faced periodic competition from foreign imports of phthalic anhydride. In specialty products, the company competes with several large firms plus numerous small companies. The company does not expect any significant changes in the competitive environment in the foreseeable future.

MAJOR CUSTOMER AND BACKLOG

  The company does not have any one single customer whose business represents more than 10% of the company's consolidated revenue. Most of the company's business is essentially on the "spot delivery basis" and does not involve a significant backlog. The company does have some contract arrangements with certain customers, but purchases are generally contingent on purchaser requirements.

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

RAW MATERIALS

  The most important raw materials used by the company are of a petroleum or vegetable nature. For 1996, the company has commitments from suppliers to cover its forecasted requirements and is not substantially dependent upon any one supplier.

RESEARCH AND DEVELOPMENT

  The company maintains an active research and development program to assist in the discovery and commercialization of new knowledge with the intent that such effort will be useful in developing a new product or in bringing about a significant improvement to an existing product or process. Total expenses for research and development during 1995, 1994 and 1993 were $12,425,000, $12,281,000 and $12,613,000, respectively. During 1995 and 1994, the research and development staff consisted of 175 and 170 employees, respectively. The balance of expenses reflected on the Consolidated Statements of Income relates to technical services which include routine product testing, quality control and sales support service.

ENVIRONMENTAL COMPLIANCE

  Compliance with applicable federal, state and local regulations regarding the discharge of materials into the environment, or otherwise relating to the protection of the environment, resulted in capital expenditures by the company of approximately $6,840,000 during 1995. Such capital expenditures in 1996 should approximate $5.4 million. These expenditures represented approximately 17% of the company's capital expenditures in 1995 and are expected to be 10% of such expenditures in 1996. These expenditures, when incurred, are depreciated and charged on a straight-line basis to pre-tax earnings over their respective useful lives which are typically 10 years. Compliance with such regulations is not expected to have a material adverse effect on the company's earnings and competitive position in the foreseeable future.

EMPLOYMENT

  At December 31, 1995 and 1994, the company employed worldwide 1,267 and 1,265 persons, respectively.

FOREIGN OPERATIONS

  See Note 12, Geographic Data, on page 29 of the company's 1995 Annual Report to Stockholders.

PRODUCT GROUPS

  The manufacture of specialty and intermediate chemicals constitutes the company's only industry segment. The company's three groups of products and their contribution to sales for the three years ended December 31, 1995, were:

                                                                       SPECIALTY
                                                  SURFACTANTS POLYMERS PRODUCTS
                                                  ----------- -------- ---------
      1995.......................................      72%       22%        6%
      1994.......................................      74%       18%        8%
      1993.......................................      74%       18%        8%

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

ITEM 3. LEGAL PROCEEDINGS

  Reference is made to the company's report Form 10-K for the years ended 1991, 1992 and 1994 and reports Form 10-Q for the quarters ended September 30, 1993, and September 30, 1995, regarding the company's Maywood site. No remediation action has occurred at this site, but the company still anticipates that the Record of Decision will be issued in the calendar year 1996.

  Reference is made to the company's report Form 10-Q for the quarters ended September 30, 1993, September 30, 1994, and September 30, 1995, regarding the Ewan and D'Imperio cases and particularly U.S. v. Jerome Lightman (92 cv 4710
(JBS)). The government in this case has indicated a willingness to settle this case and settlement discussions are underway. However, even if the case with the government is settled, the case regarding issues of liability and allocation between the company and other potentially responsible parties will continue and is still scheduled for trial in the third or fourth quarter of 1996.

  Reference is made to the company's report Form 10-K for the year ended 1992 and report Form 10-Q for the quarter ended September 30, 1995, relating to the insurance recovery case brought by the company against its insurers to recover the cost of remediation at various sites. On February 23, 1996, the Chancery Court Cook County, State of Illinois, ruled that the Hartford Insurance Company is "foreclosed" from contesting coverage under the policies which it wrote over a period of 14 years. The company has made a demand upon the Hartford which has not responded. After issuance of a final judgement order, the Hartford may appeal the decision and the company cannot at this time estimate what the outcome of such appeal, if any, will be.

  Reference is made to the company's report Form 10-Q for the quarter ended September 30, 1993, relating to the Biddle Sawyer site located in Keyport, New Jersey. (Biddle Sawyer Corporation v. American Cyanamid Company in the United States District Court of New Jersey CA-93-1063). As reported previously, the company was named as a defendant in this action to recover remediation costs incurred at the site. Trial on the issues will commence the last quarter of 1996 or the first quarter of 1997. The company cannot predict what the outcome of the trial will be, but the company believes that it has defenses to all of the plaintiff's allegations.

  Reference is made to the company's report Form 10-Q for the quarter ended March 31, 1995, relating to an action entitled General Electric Company v. Buzby Brothers Materials Corporation et al. (CA 87-4263 JHR). As reported previously, the company believed that it settled its liability at this site. The court recently approved the settlement. However, the company must cooperate in depositions by the non-settling parties.

  Reference is made to the company's report 10-Q for the quarter ended March 31, 1995, referencing an action entitled Millmaster Onyx Group Inc. v. Stepan Company (CA No. 93-510-LON). Trial is still scheduled to commence on June 4, 1996. The company cannot predict what the outcome of the trial will be, but the company believes that it has defenses to all of the plaintiff's allegations.

  On March 15, 1996, the company was notified by the Occupational Safety and Health Administration (OSHA) following an audit of the company's Maywood, New Jersey facility that the OSHA would be issuing a preliminary fine of approximately $206,000 for alleged violations at the Maywood site. The company has 15 days in which to appeal the preliminary findings, and the company plans to do so. At this time the company cannot anticipate what change, if any, to the preliminary fine will be made following the appeal.

ITEM 4. RESULTS OF VOTES OF SECURITY HOLDERS

  No matters were submitted to stockholders during the fourth quarter of the fiscal year ended December 31, 1995.

EXECUTIVE OFFICERS OF THE REGISTRANT

  Executive Officers are elected annually by the Board of Directors at the first meeting following the Annual Meeting of Stockholders to serve until the next annual meeting of the Board and until their respective successors are duly elected and qualified.

  Effective May 22, 1995, Jeffrey W. Bartlett, formerly Vice President, General Counsel and Corporate Secretary, was appointed Vice President, Regulatory Affairs, General Counsel and Corporate Secretary. Effective January 1, 1995, James A. Hartlage, who was formerly the Senior Vice President-- Technology as of February, 1992, was appointed Senior Vice President-- Technology and Operations. In addition, during 1995 he assumed Administrative responsibilities. Effective January 1, 1995, Earl H. Wagener, formerly Vice President--Product Development, was appointed Vice President--Research and Development.

  Effective April 28, 1992, Charles W. Given, formerly Vice President-- Marketing, was appointed Vice President and General Manager--Surfactants. Ronald L. Siemon, formerly Vice President--Polyurethanes, was appointed Vice President and General Manager--Polymers.

  Effective January 1, 1992, Walter J. Klein, formerly the Vice President and Corporate Controller, was appointed Vice President--Finance. Mickey Mirghanbari, who previously served in the capacity of Vice President for Plant Operations, assumed the position of Vice President--Manufacturing and Engineering. All other executive officers have remained in their current capacity for over five years.

  The Executive Officers of the company, their ages as of February 29, 1996, and certain other information are as follows:

                                                                  YEAR FIRST
         NAME         AGE                TITLE                  ELECTED OFFICER
         ----         ---                -----                  ---------------
                          Chairman, President and Chief
 F. Quinn Stepan.....  58 Executive Officer                          1967
                          Senior Vice President--Technology
 James A. Hartlage...  58 and Operations                             1980
                          Vice President and General
 Charles W. Given....  59 Manager--Surfactants                       1992
                          Vice President and General
 Ronald L. Siemon....  58 Manager--Polymers                          1992
                          Vice President, Regulatory Affairs,
                          General Counsel
 Jeffrey W. Bartlett.  52 and Corporate Secretary                    1983
 Walter J. Klein.....  49 Vice President--Finance                    1985
                          Vice President--Manufacturing and
 Mickey Mirghanbari..  58 Engineering                                1992
                          Vice President--Research and
 Earl H. Wagener.....  55 Development                                1995

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER
MATTERS

  (a) The company's common stock is listed and traded on both the New York Stock Exchange (effective March 14, 1996) and the Chicago Stock Exchange. See page 30 of the company's 1995 Annual Report to Stockholders for market price information which is incorporated by reference herein.

  The company's 5 1/2 percent convertible preferred stock is listed and traded on the New York Stock Exchange (effective March 14, 1996) and the Chicago Stock Exchange. See Note 6 on page 27 of the company's 1995 Annual Report to Stockholders for the description of the preferred stockholders' rights which is incorporated by reference herein.

  From time to time the company purchases shares of its common stock in the open market and in block transactions from dealers for the purpose of funding option grants under its stock option plans and deferred compensation plans for directors and officers. In addition to these funding requirements, on November 6, 1995, the Board of Directors approved an additional open market repurchase of up to 300,000 shares of common stock.

  (b) On February 29, 1996, there were 1,759 holders of record of common stock of the company.

  (c) See page 30 of the company's 1995 Annual Report to Stockholders for dividend information which is incorporated by reference herein. Also see Note 3 on page 25 of the company's 1995 Annual Report to Stockholders which sets forth the restrictive covenants covering dividends.

ITEM 6. SELECTED FINANCIAL DATA

  See pages 30 and 31 of the company's 1995 Annual Report to Stockholders' for a ten year summary of selected financial information which is incorporated by reference herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  See pages 14 through 18 of the company's 1995 Annual Report to Stockholders which is incorporated by reference herein.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  See pages 19 through 29 of the company's 1995 Annual Report to Stockholders for the company's consolidated financial statements, notes to the consolidated financial statements and auditors' report which are incorporated by reference herein.

  See page 31 of the company's 1995 Annual Report to Stockholders for selected quarterly financial data which is incorporated by reference herein.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  (a) Directors

   See pages 3 through 5 of the company's Proxy Statement dated April 5, 1996, for the Annual Meeting of Stockholders which are incorporated by reference herein.

  (b) Executive Officers

   See Executive Officers of the Registrant in Part I above.

ITEM 11. EXECUTIVE COMPENSATION

  See page 7 of the company's Proxy Statement dated April 5, 1996, for the Annual Meeting of the Stockholders which is incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  See Pages 1 through 6 of the company's Proxy Statement dated April 5, 1996, for the Annual Meeting of Stockholders which are incorporated by reference herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  None

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) & (d) Financial Statements and Schedules

   See the Index to the Consolidated Financial Statements and Supplemental Schedule filed herewith.

  (b) Reports on Form 8-K

   A report on Form 8-K was filed on April 12, 1995, regarding quarterly earnings.

   A report on Form 8-K was filed on October 24, 1995, regarding quarterly earnings.

  (c) Exhibits

   See Exhibit Index filed herewith.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          STEPAN COMPANY

                                          By: Jeffrey W. Bartlett
                                   Vice President, Regulatory Affairs,
                                           General Counsel and
                                           Corporate Secretary
March 25, 1996

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

          F. Quinn Stepan               Chairman, President, Chief         March 25, 1996
____________________________________   Executive Officer and Director
          F. Quinn Stepan

         Thomas F. Grojean                       Director                  March 25, 1996
____________________________________
         Thomas F. Grojean

         James A. Hartlage           Senior Vice President--Technology     March 25, 1996
____________________________________     and Operations and Director
         James A. Hartlage

          Walter J. Klein                Vice President--Finance,          March 25, 1996
____________________________________       Principal Financial and
          Walter J. Klein                    Accounting Officer

           Paul H. Stepan                        Director                  March 25, 1996
____________________________________
           Paul H. Stepan

         Robert D. Cadieux                       Director                  March 25, 1996
____________________________________
         Robert D. Cadieux

          Robert G. Potter                       Director                  March 25, 1996
____________________________________
          Robert G. Potter


  JEFFREY W. BARTLETT, PURSUANT TO POWERS OF ATTORNEY EXECUTED BY EACH OF THE DIRECTORS AND OFFICERS LISTED ABOVE, DOES HEREBY EXECUTE THIS REPORT ON BEHALF OF EACH OF SUCH DIRECTORS AND OFFICERS IN THE CAPACITY IN WHICH THE NAME OF EACH APPEARS ABOVE.

                                          JEFFREY W. BARTLETT
March 25, 1996

                                 INDEX TO THE
                       CONSOLIDATED FINANCIAL STATEMENTS
                                      AND
                             SUPPLEMENTAL SCHEDULE

  A copy of Stepan Company's Annual Report to Stockholders for the year ended December 31, 1995, has been filed as an exhibit to this Annual Report on Form 10-K. Pages 19 through 29 of such Annual Report to Stockholders contain the Consolidated Balance Sheets as of December 31, 1995 and 1994, the Consolidated Statements of Income, Stockholders' Equity and Cash Flows and Notes to Consolidated Financial Statements for the three years ended December 31, 1995, and the Auditors' Report covering the aforementioned financial statements. These consolidated financial statements and the Auditors' Report thereon are incorporated herein by reference.

  Supplemental Schedule II--Allowance for Doubtful Accounts--to Consolidated Financial Statements, which is required to comply with regulation S-X, and the Auditors' report on such Supplemental Schedule are included on pages 9 and 10 of this Form 10-K.

  Certain supplemental schedules are not submitted because they are not applicable or not required, or because the required information is included in the financial statements or notes thereto.

                                 STEPAN COMPANY

           SUPPLEMENTAL SCHEDULE TO CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED DECEMBER 31, 1995
                   AS REQUIRED TO COMPLY WITH REGULATIONS S-X

SCHEDULE II--ALLOWANCE FOR DOUBTFUL ACCOUNTS:

  Below is an analysis of the allowance for doubtful accounts for the three years ended December 31, 1995:

                                                          1995    1994    1993
                                                         ------  ------  ------
                                                            (IN THOUSANDS)
      Balance, Beginning of Year........................ $1,585  $1,739  $1,444
        Provision charged to income.....................    349     291     621
        Accounts written off, net of recoveries.........   (190)   (445)   (326)
                                                         ------  ------  ------
      Balance, End of Year.............................. $1,744  $1,585  $1,739
                                                         ======  ======  ======

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                           ON SUPPLEMENTAL SCHEDULE

To Stepan Company:

  We have audited in accordance with generally accepted auditing standards, the financial statements included in Stepan Company's Annual Report to Stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 9, 1996. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The supplemental schedule listed in the index of financial statements is the responsibility of the company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Chicago, Illinois,
February 9, 1996

                                 EXHIBIT INDEX

 EXHIBIT
 NO.                                    DESCRIPTION
 -------                                -----------
 (3)a      Copy of the Certificate of Incorporation, and the Certificates of
           Amendment of Certificate of Incorporation dated May 6, 1968, April
           20, 1972, April 16, 1973, December 2, 1983. Filed with the Company's
           Annual Report on Form 10-K for the year ended December 31, 1983, and incorporated herein by reference.
 (3)b      Copy of the Bylaws of the company as amended through May 6, 1987.
           (Note 1)
 (3)c      Copy of Certificate of Amendment, dated April 28, 1993, to Article
           IV of Certificate of Incorporation. (Note 7)
 (3)d      Copy of Certificate of Amendment, dated May 5, 1987, to Article X of
           Certificate of Incorporation. (Note 1)
 (4)h      Copy of Loan Agreement dated June 15, 1995, with Aid Association for
           Lutherans, the Northwestern Mutual Life Insurance Company and The
           Mutual Life Insurance Company of New York. (Note 9)
 (4)i      Copy of Revolving Credit and Term Loan Agreement dated February 20,
           1990, with The First National Bank of Chicago and the amendment dated March 21, 1990. (Note 3)
 (4)m      Copy of Second Amendment dated September 20, 1991, amending
           Revolving Credit and Term Loan Agreement dated February 20, 1990
           (see (4)i above). (Note 4)
 (4)m(1)   Copy of Third Amendment dated December 29, 1992, amending Revolving
           Credit and Term Loan Agreement dated February 20, 1990 (see (4)i and
           (4)m above). (Note 8)
 (4)m(2)   Copy of Fourth Amendment dated May 31, 1994, amending revolving credit and Term Loan Agreement dated February 20, 1990 (see (4)i,
           (4)m and (4)m(1) above).
 (4)n(1)   Copy of Certificate of Designation, Preferences and Rights of the 5
           1/2% Convertible Preferred Stock, without Par Value and the Amended
           Certificate dated August 12, 1992 and April 28, 1993. (Note 7)
 (4)n(2)   Copy of Issuer Tender Offer Statement on Schedule 13E-4 dated August
           13, 1992. (Note 6)
 (4)n(3)   Copy of Amendment No. 1 to Schedule 13E-4 (see also (4)n(2) above)
           dated September 23, 1992. (Note 6)
 (4)n(4)   Copy of the company's Form 8-A dated August 13, 1992. (Note 6)
           In accordance with 601 (b)(4)(iii) of Regulation S-K, certain debt instruments are omitted, where the amount of securities authorized under such instruments does not exceed 10% of the total consolidated assets of the Registrant. Copies of such instruments will be furnished to the Commission upon request.
 (10)a     Description of the 1965 Directors Deferred Compensation Plan. (Note
           2)
 (10)b     Copy of the 1969 Management Incentive Compensation Plan as amended and restated as of January 1, 1992. (Note 5)
 (10)d     Copy of the 1982 Stock Option Plan. (Note 2)
 (10)e     Copy of Leveraged Employee Stock Ownership Plan. (Note 3)
 (10)f     Copy of the company's 1992 Stock Option Plan. (Note 5)
 (11)      Statement re computation of per share earnings.
 (13)      Copy of the company's 1995 Annual Report to Stockholders.
 (18)      Letter re change in accounting principle for the year ended December
           31, 1992. (Note 8)
 (21)      Subsidiaries of Registrant at December 31, 1995.
 (23)      Consent of Independent Public Accountants.
 (24)      Power of Attorney.
 (27)      Financial Data Schedule.

--------

                             NOTES TO EXHIBIT INDEX

 NOTE NO.
 --------
    1.    Filed with the company's Annual Report on Form 10-K for the year ended December 31, 1987, and incorporated herein by reference.
    2.    Filed with the company's Annual Report on Form 10-K for the year ended December 31, 1988, and incorporated herein by reference.
    3.    Filed with the company's Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference.
    4.    Filed with the company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1991, and incorporated herein by reference.
    5.    Filed with the company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1992, and incorporated herein by reference.
    6.    Filed with the company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992, and incorporated herein by reference.
    7.    Filed with the company's Current Report on Form 8-K filed on April
          28, 1993, and incorporated herein by reference.
    8.    Filed with the company's Annual Report on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.
    9.    Filed with the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, and incorporated herein by reference.