Form 10-Q
period 1996-03-31
STEPAN CO
filed 1996-05-14
CIK 94049

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                             ______________________

                                   FORM 10-Q

(MARK ONE)
( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

(   )       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934
            FOR THE TRANSITION PERIOD FROM ______________ TO __________

                                     1-4462
                          -----------------------------
                             COMMISSION FILE NUMBER


                                STEPAN COMPANY
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                     36 1823834
- ---------------------------------------           ------------------------------
    (State or other jurisdiction of                      (I.R.S. Employer
      incorporation or organization)                  Identification Number)



              Edens and Winnetka Road, Northfield, Illinois 60093
- --------------------------------------------------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number                               (847) 446-7500
                                                       -------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                         Yes    X       No
                                                              -----        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


               Class                            Outstanding at April 30, 1996
- ------------------------------------        ------------------------------------
     Common Stock, $1 par value                       10,044,000 Shares

Part I                       FINANCIAL INFORMATION
- --------------------------------------------------------------------------------
Item 1  -  Financial Statements


                                 STEPAN COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      March 31, 1996 and December 31, 1995
                                   Unaudited

(Dollars in Thousands)                                                                     3/31/96         12/31/95
                                                                                           -------         --------
ASSETS
- ------
CURRENT ASSETS:
   Cash and cash equivalents                                                            $    4,026       $    3,148
   Receivables, net                                                                         77,935           79,814
   Inventories (Note 2)                                                                     51,056           54,363
   Deferred income taxes                                                                     9,444            9,444
   Other current assets                                                                      3,107            3,385
                                                                                        ----------       ----------
        Total current assets                                                            $  145,568       $  150,154
                                                                                        ----------       ----------
PROPERTY, PLANT AND EQUIPMENT:
   Cost                                                                                    464,640          454,104
   Less accumulated depreciation                                                           269,341          261,634
                                                                                        ----------       ----------
                                                                                           195,299          192,470
                                                                                        ----------       ----------
OTHER ASSETS                                                                                19,548           19,903
                                                                                        ----------       ----------
   Total assets                                                                         $  360,415       $  362,527
                                                                                        ==========       ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
CURRENT LIABILITIES:
   Current maturities of long-term debt                                                 $    6,927       $    6,946
   Accounts payable                                                                         37,646           42,530
   Accrued liabilities                                                                      33,338           37,423
                                                                                        ----------       ----------
        Total current liabilities                                                           77,911           86,899
                                                                                        ----------       ----------

DEFERRED INCOME TAXES                                                                       35,840           36,469
                                                                                        ----------       ----------
LONG-TERM DEBT, less current maturities                                                    110,115          109,023
                                                                                        ----------       ----------
DEFERRED REVENUE                                                                             9,718            7,659
                                                                                        ----------       ----------
STOCKHOLDERS' EQUITY:
   5-1/2% convertible preferred stock, cumulative, voting without par  value;
       authorized 2,000,000 shares; issued 797,124 shares in 1996 and 797,172
       shares in 1995                                                                       19,928           19,929
   Common stock, $1 par value; authorized 15,000,000 shares;
      issued 10,101,307 shares in 1996 and 10,086,653 shares in 1995                        10,101           10,087
   Additional paid-in capital                                                                4,740            4,568
   Cumulative translation adjustments                                                       (4,030)          (3,691)
   Retained earnings (approximately $41,803 unrestricted in 1996 and $37,904 in 1995)       97,480           93,292
                                                                                        ----------       ----------
                                                                                           128,219          124,185
   Less - Treasury stock, at cost                                                            1,388            1,708
                                                                                        ----------       ----------
         Stockholders' equity                                                              126,831          122,477
                                                                                        ----------       ----------
               Total liabilities and stockholders' equity                               $  360,415       $  362,527
                                                                                        ==========       ==========

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated balance sheets.

                                 STEPAN COMPANY
                       CONSOLIDATED STATEMENTS OF INCOME
               For the Three Months Ended March 31, 1996 and 1995
                                   Unaudited


(In Thousands, except per share amounts)                                               Three Months
                                                                                      Ended March 31
                                                                               ---------------------------
                                                                                  1996             1995
                                                                                  ----             ----
NET SALES                                                                        $130,643         $134,786
                                                                               ----------      -----------

COSTS AND EXPENSES:
   Cost of Sales                                                                  104,935          108,131
   General and Administrative                                                       5,037            5,804
   Marketing                                                                        4,749            4,552
   Research, Development and Technical Services                                     4,792            4,499
   Interest, net                                                                    1,987            1,864
                                                                              -----------      -----------
                                                                                  121,500          124,850
                                                                              -----------      -----------

PRE-TAX INCOME                                                                      9,143            9,936

PROVISION FOR INCOME TAXES                                                          3,508            3,827
                                                                              -----------      -----------

NET INCOME                                                                    $     5,635      $     6,109
                                                                              ===========      ===========

NET INCOME PER COMMON SHARE (Note 3)

      Primary                                                                 $      0.54      $      0.59
                                                                              ===========      ===========

      Fully Diluted                                                           $      0.51      $      0.55
                                                                              ===========      ===========

DIVIDENDS PER COMMON SHARE                                                    $    0.1175      $    0.1100
                                                                              ===========      ===========

AVERAGE COMMON SHARES OUTSTANDING                                                  10,016            9,953
                                                                              ===========      ===========



The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                                 STEPAN COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 1996 and 1995
                                   Unaudited

(Dollars In Thousands)                                                                           3/31/96       3/31/95
                                                                                                 -------       -------
NET CASH FLOW FROM OPERATING ACTIVITIES
   Net income                                                                                 $    5,635     $    6,109
   Depreciation and amortization                                                                   8,395          7,722
   Deferred revenue, net                                                                           2,059           (592)
   Deferred income taxes                                                                            (628)           289
   Other non-cash items                                                                              192           (210)
   Changes in Working Capital:
      Receivables, net                                                                             1,879         (8,111)
      Inventories                                                                                  3,307          3,665
      Accounts payable and accrued liabilities                                                    (8,969)        (8,093)
      Other                                                                                          278             80
                                                                                              ----------     ----------
         Net Cash Provided by Operating Activities                                                12,148            859
                                                                                              ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Expenditures for property, plant and equipment                                                (11,285)        (7,673)
   Investment in joint venture                                                                       (50)        (3,750)
   Other non-current assets                                                                           80            (15)
                                                                                              ----------     ----------
      Net Cash Used for Investing Activities                                                     (11,255)       (11,438)
                                                                                              ----------     ----------
CASH FLOWS FROM FINANCING AND OTHER RELATED ACTIVITIES
   Revolving debt and notes payable to banks, net                                                  1,101         11,353
   Other debt borrowings                                                                               -             70
   Other debt repayments                                                                             (36)             -
   Sales of treasury stock, net                                                                      320            280
   Dividends paid                                                                                 (1,447)        (1,364)
   Other non-cash items                                                                               47            (93)
                                                                                              ----------     ----------
      Net Cash (Used for) Provided by Financing and Other Related Activities                         (15)        10,246
                                                                                              ----------     ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                 878           (333)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                                     3,148          2,452
                                                                                              ----------     ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                    $    4,026     $    2,119
                                                                                              ==========     ==========
CASH PAID DURING THE PERIOD FOR:
   Interest                                                                                   $    2,573     $    1,445
   Income taxes                                                                               $      786     $    3,238

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                                 STEPAN COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      March 31, 1996 and December 31, 1995
                                   Unaudited


1.       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         The condensed consolidated financial statements included herein have been prepared by the company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate and make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the company's latest Annual Report to Stockholders and the Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1995. In the opinion of management all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of Stepan Company as of March 31, 1996, and the consolidated results of operations for the three months then ended, and cash flows for the three months then ended, have been included.

2.       INVENTORIES

         Inventories include the following amounts:

                 (Dollars in Thousands)                                     3/31/96         12/31/95
                                                                            -------         --------
                 Inventories valued primarily on LIFO basis -
                    Finished products                                       $31,360         $32,204
                    Raw materials                                            19,696          22,159
                                                                             ------         -------
                 Total inventories                                          $51,056         $54,363
                                                                            =======         =======


         If the first-in, first-out (FIFO) inventory valuation method had been used for all inventories, inventory balances would have been approximately $12,300,000 and $12,100,000 higher than reported at March 31, 1996, and December 31, 1995, respectively.

3.       NET INCOME PER COMMON SHARE

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

4.       CONTINGENCIES

         There are a variety of legal proceedings pending or threatened against the company. Some of these proceedings may result in fines, penalties, judgments or costs being assessed against the company at some future time. The company's operations are subject to extensive local, state and federal regulations, including the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("Superfund") and the Superfund amendments of 1986. The company, and others, have been named as potentially responsible parties at affected geographic sites. As discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in this filing, the company believes that it has made adequate provisions for the costs it may incur with respect to these sites. The company has estimated a range of possible environmental and legal losses from $4.3 million to $23.8 million at March 31, 1996. At March 31, 1996, the company's reserve was $7.6 million for legal and environmental matters compared to $8.7 million at December 31, 1995. While the company has insurance policies that may cover some of its environmental costs, it does not record those claims until such time as they become probable. At March 31, 1996, the company has not recorded any of such insurance claims.

         At certain of the sites, estimates cannot be made of the total costs of compliance, or the company's share of such costs; accordingly, the company is unable to predict the effect thereof on future results of operations. In the event of one or more adverse determinations in any annual or interim period, the impact on results of operations for those periods could be material. However, based upon the company's present belief as to its relative involvement at these sites, other viable entities' responsibilities for cleanup and the extended period over which any costs would be incurred, the company believes that these matters will not have a material effect on the company's financial position. Certain of these matters are discussed in Item 3, Legal Proceedings, in the 1995 Form 10-K Annual Report and in other filings of the company with the Securities and Exchange Commission, which filings are available upon request from the company.

5.       SUBSEQUENT EVENTS

         In April 1996, the company completed its previously announced acquisition of a sulfonation plant from Shell Group in Cologne, Germany. The acquisition, which will be accounted for under the purchase method, consisted of land, sulfonation equipment, inventories and intangible assets. This plant will allow the company to serve Northern European customers with a wide range of sulfate and sulfonate products used in household, personal care, individual, institutional and agricultural markets.

6.       RECLASSIFICATIONS

         Certain amounts in the 1995 financial statements have been reclassified to conform with the 1996 presentation.

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

LIQUIDITY AND CAPITAL RESOURCES

For the first quarter of 1996, net cash from operating activities totaled $12.1 million compared to $0.9 million for the same period in 1995. Decreased working capital requirements were mostly responsible for the improved cash flow for the current year quarter. For 1996, working capital items combined to a seasonal cash use of $3.5 million, compared to a use of $12.5 million during 1995. Also helping operating cash for the current quarter were customer contract prepayments of $2.7 million.

Capital expenditures totaled $11.3 million for the quarter ended March 31, 1996, up from $7.7 million for the same quarter last year. As reported in the company's 1995 annual report, cash requirements for investing activities are expected to increase significantly during 1996 mainly due to higher capital spending.

Since year-end, consolidated debt has increased by $1.1 million, to close the current quarter at $117.0 million. As of March 31, 1996, the company's ratio of long-term debt to long-term debt plus shareholders' equity stood at 46.5 percent compared to 47.1 percent as of December 31, 1995, and to 46.4 percent one year earlier. For the balance of 1996, the company expects that higher earnings will permit stronger operating cash flows to fund most of its investing activities. As a result, the company anticipates the ratio of long-term debt to long-term debt plus shareholders' equity to decline modestly from year to year.

The company maintains contractual relationships with its domestic banks which provide for $45 million of revolving credit which may be drawn upon as needed for general corporate purposes. The company also meets short-term liquidity requirements through uncommitted bank lines of credit and bankers' acceptances. The company's foreign subsidiaries maintain committed and uncommitted bank lines of credit in their respective countries to meet working capital requirements as well as to fund capital expenditure programs and acquisitions.

The company anticipates that cash from operations and from committed credit facilities will be sufficient to fund anticipated capital expenditures, dividends, acquisitions and joint venture investments and other planned financial commitments in 1996.

RESULTS OF OPERATIONS

Three Months Ended March 31, 1996 and 1995

Net income for the first quarter ended March 31, 1996, was $5.6 million, or $.54 per share, down eight percent from the record $6.1 million, or $.59 per share reported for the same quarter a year earlier. Net sales declined three percent to $130.6 million, from $134.8 million reported last year. Net sales by product group were:

(Dollars in Thousands)                 Three Months
                                      Ended March 31
                              --------------------------------
                                 1996      1995    % Change
                                ------    ------    --------
Net Sales:
    Surfactants               $102,270  $ 98,749      +4
    Polymers                    20,392    27,356     -25
    Specialty Products           7,981     8,681      -8
                              --------  --------
         Total                $130,643  $134,786      -3
                              ========  ========

Surfactants net sales increased due mainly to a 10 percent increase in sales volume. A large part of the volume gain stemmed from increased demand for high active surfactant in the United States. Many other surfactant product lines experienced lower sales on a decline in volume. Foreign operations reported higher sales which was entirely contributed by improved European sales volume and selling prices. Mexico reported lower sales on weaker sales volume.

Surfactants gross profit decreased seven percent from $20.2 million to $18.7 million for the first quarter of 1996. Domestic gross profit dropped due primarily to lower sales from the broad commercial customer base. Mexican gross profit was down 51 percent as a result of lower sales and higher raw material costs. Canadian gross profit was also down as a result of higher raw material costs. European gross profit improved slightly on higher sales volume.

Polymers net sales decreased primarily due to a 42 percent drop in sales of phthalic anhydride (PA). The decrease in PA sales was precipitated by significantly lower selling prices due to a significant decline in raw material costs between years and a 15 percent decrease in sales volume due to sluggish beginning of the year demand. An increase in polyurethane systems net sales was essentially offset by reduced sales for polyurethane polyols. Polyurethane systems sales improved on stronger sales volume, partially offset by a lower average selling price resulting from a shift in sales mix. Reduced polyols sales were largely attributed to weaker export sales volume, despite improved selling prices between years. The improved pricing was in response to higher raw material costs in the latter part of 1995.

Polymers gross profit for the quarter fell six percent to $4.9 million from $5.2 million recorded in the prior year. Reduced PA sales and margin accounted for a majority of the decrease in gross profit. Partially offsetting the decline was a higher polyurethane polyols gross profit due primarily to the improved selling prices noted above. Polyurethane systems gross profit declined slightly due mainly to the change in sales mix.

Specialty products net sales were down due to a lower sales volume. Sales for prior year's quarter included some lower margin products which had since been discontinued. Gross profit actually improved by $.8 million to $2.1 million as a result of the streamlined product mix between years.

Operating expenses for the first quarter declined two percent from the same quarter a year ago. Administrative expenses dropped 13 percent as a result of lower legal and environmental expenses. Marketing expenses rose four percent primarily due to higher salaries and travel expenses. Research and development expenses increased seven percent due primarily to higher maintenance, outside contracting services and salaries.

Interest expense for the quarter increased seven percent primarily as a result of increased debt.

1996 OUTLOOK

The outlook for the remainder of 1996 for both surfactants and polymers is excellent. The first quarter earnings are in line with the company's expectations, and the company believes that the full year result will set an earnings record. The company's investment of capital to support the demands of the U.S. market has led to a solid foundation for sustainable earnings. The company has completed its previously announced acquisition of a sulfonation plant in Cologne, Germany which will significantly broaden the surfactant product line in Europe. The company's joint venture in the Philippines is nearing the startup of its new plant, for which a large portion of the capacity is under contract. The company continues to pursue global opportunities that will broaden its base of markets on which to build future earnings growth.

ENVIRONMENTAL AND LEGAL MATTERS

The company is subject to extensive federal, state and local environmental laws and regulations. Although the company's environmental policies and practices are designed to ensure compliance with these laws and regulations, future developments and increasingly stringent environmental regulation could require the company to make additional unforeseen environmental expenditures. The company will continue to invest in the equipment and facilities necessary to comply with existing and future regulations. During the first quarter of 1996, company expenditures for capital projects related to the environment were $2.0 million and should approximate $6 million to $7 million for the full year 1996. These projects are capitalized and typically depreciated over 10 years.
Capital spending on such projects is likely to be somewhat lower in future years as 1996 includes some larger projects. Recurring costs associated with the operation and maintenance of facilities for waste treatment and disposal and managing environmental compliance in ongoing operations at our manufacturing locations were $1.8 million for the first three months of 1996. While difficult to project, it is not anticipated that these recurring expenses will increase significantly in the future.

The company has been named by the government as a potentially responsible party at 17 waste disposal sites where cleanup costs have been or may be incurred under the federal Comprehensive Environmental Response, Compensation and Liability Act and similar state statutes. In addition, damages are being claimed against the company in general liability actions for alleged personal injury or property damage in the case of some disposal and plant sites. The company believes that it has made adequate provisions for the costs it may incur with respect to these sites. The company has estimated a range of possible environmental and legal losses from $4.3 million to $23.8 million at March 31, 1996. At March 31, 1996, the company's reserve was $7.6 million for legal and environmental matters compared to $8.7 million at December 31, 1995. During the first three months of 1996, expenditures related to legal and environmental matters approximated $1.3 million. The company continues to pursue and expects to receive reimbursement of legal and environmental costs from insurers and other third parties. However, currently the company has no receivable recorded for such claims. At certain of the sites, estimates cannot be made of the total costs of compliance or the company's share of such costs; accordingly, the company is unable to predict the effect thereof on future results of operations. In the event of one or more adverse determinations in any annual or interim period, the impact on results of operations for those periods could be material. However, based upon the company's present belief as to its relative involvement at these sites, other viable entities' responsibilities for cleanup and the extended period over which any costs would be incurred, the company believes that these matters will not have a material effect on the company's financial position. Certain of these matters are discussed in Item 3, Legal Proceedings, in the 1995 Form 10-K Annual Report and in other filings of the company with the Securities and Exchange Commission, which filings are available upon request from the company.

Part II                       OTHER INFORMATION
- --------------------------------------------------------------------------------
Item 1 - Legal Proceedings

Reference is made to the company's report Form 10-K for the year ended December 31, 1995, and the discussion relating to the alleged OSHA violations at the company's Maywood, New Jersey plant. The company has contested the findings and a hearing is schedule for May 14, 1996. The company cannot, at this time, predict the outcome of the hearing.

Item 4 - Submission of Matters to a Vote of Security Holders

         (A) The company's 1995 Annual Meeting of Stockholders was held on May 7, 1996.

         (B) Proxies were solicited by management pursuant to Regulation 14 under the Securities Exchange Act of 1934, there was no solicitation in opposition to management's nominees as listed in the proxy statement, and all such nominees were elected.

         (C) A majority of the outstanding shares voted to ratify the appointment of Arthur Andersen LLP as independent auditors for the company for 1996.

                               10,157,920      For
                                    9,585      Against
                                   11,637      Abstentions


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

Date:    5/14/96
     -----------------------