Form 10-Q
period 1996-06-30
STEPAN CO
filed 1996-08-12
CIK 94049

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                             ______________________

                                   FORM 10-Q

(MARK ONE)
(  X  )     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934
            FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996



(     )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
               FOR THE TRANSITION PERIOD FROM ______________ TO __________



                                    1-4462
                               ---------------
                            COMMISSION FILE NUMBER

                                 STEPAN COMPANY
- -------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           Delaware                                    36 1823834
- --------------------------------            -----------------------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                    Identification Number)

              Edens and Winnetka Road,  Northfield, Illinois 60093
- -------------------------------------------------------------------------------
                    (Address of principal executive offices)


Registrant's telephone number                           (847) 446-7500
                                            -----------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                                         Yes   X   No
                                                              --      --
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                            Outstanding at July 31, 1996
- --------------------------                 ----------------------------
Common Stock, $1 par value                      10,010,000 Shares


Part I                FINANCIAL INFORMATION
- -------------------------------------------------------------------------------

Item 1  -  Financial Statements

                                 STEPAN COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      June 30, 1996 and December 31, 1995
                                   Unaudited


(Dollars in Thousands)                                                                  6/30/96  12/31/95
                                                                                       --------  --------

ASSETS
- ------
CURRENT ASSETS:
 Cash and cash equivalents                                                              $  2,317  $  3,148
 Receivables, net                                                                         82,971    79,814
 Inventories (Note 2)                                                                     51,130    54,363
 Deferred income taxes                                                                     9,444     9,444
 Other current assets                                                                      2,874     3,385
                                                                                       --------  --------
    Total current assets                                                                $148,736  $150,154
                                                                                        --------  --------
PROPERTY, PLANT AND EQUIPMENT:
 Cost                                                                                    478,017   454,104
 Less accumulated depreciation                                                           277,064   261,634
                                                                                       --------  --------
                                                                                         200,953   192,470
                                                                                       --------  --------
OTHER ASSETS                                                                              21,227    19,903
                                                                                       --------  --------
 Total assets                                                                           $370,916  $362,527
                                                                                        --------  --------

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
 CURRENT LIABILITIES:
 Current maturities of long-term debt                                                   $  6,742    $6,946
 Accounts payable                                                                         40,120    42,530
 Accrued liabilities                                                                      41,181    37,423
                                                                                       --------  --------
    Total current liabilities                                                             88,043    86,899
                                                                                        --------  --------
DEFERRED INCOME TAXES                                                                     36,577    36,469
                                                                                        --------  --------
LONG-TERM DEBT, less current maturities                                                  104,869   109,023
                                                                                        --------  --------
DEFERRED REVENUE                                                                          11,752     7,659
                                                                                        --------  --------
STOCKHOLDERS' EQUITY:
  5-1/2% convertible preferred stock, cumulative, voting without par  value;
    authorized 2,000,000 shares; issued 797,124 shares in 1996 and 797,172
    shares in 1995                                                                        19,928    19,929
  Common stock, $1 par value; authorized 15,000,000 shares;
    issued 10,106,033 shares in 1996 and 10,086,653 shares in 1995                        10,106    10,087
  Additional paid-in capital                                                               4,796     4,568
  Cumulative translation adjustments                                                      (4,498)   (3,691)
  Retained earnings (approximately $44,983 unrestricted in 1996 and $37,904 in 1995)     101,209    93,292
                                                                                        --------  --------
                                                                                         131,541   124,185
Less - Treasury stock, at cost                                                             1,866     1,708
    Stockholders' equity                                                                --------  --------
                                                                                         129,675   122,477
                                                                                        --------  --------
    Total liabilities and stockholders' equity                                          $370,916  $362,527
                                                                                        ========  ========


The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated balance sheets.

                                 STEPAN COMPANY
                       CONSOLIDATED STATEMENTS OF INCOME
           For the Three and Six Months Ended June 30, 1996 and 1995
                                   Unaudited



(In Thousands,                    Three Months Ended         Six Months Ended
  except per share amounts)            June 30                   June 30
                               ------------------------  ------------------------
                                  1996         1995         1996         1995
                               -----------  -----------  -----------  -----------
NET SALES                         $137,926     $136,258     $268,569     $271,044
                               -----------  -----------  -----------  -----------
COSTS AND EXPENSES:
  Cost of Sales                    112,911      110,451      217,846      218,582
  General and Administrative         5,040        5,919       10,077       11,723
  Marketing                          4,788        4,670        9,537        9,222
  Research, Development
    and Technical Services           4,733        4,584        9,525        9,083
  Interest, net                      1,732        2,128        3,719        3,992
                               -----------  -----------  -----------  -----------
                                   129,204      127,752      250,704      252,602
                               -----------  -----------  -----------  -----------
PRE-TAX INCOME                       8,722        8,506       17,865       18,442

PROVISION FOR INCOME TAXES           3,549        3,088        7,057        6,915
                               -----------  -----------  -----------  -----------
NET INCOME                          $5,173       $5,418      $10,808      $11,527
                               ===========  ===========  ===========  ===========
NET INCOME PER
  COMMON SHARE (Note 3)
    Primary                          $0.49        $0.52        $1.03        $1.10
                               ===========  ===========  ===========  ===========
    Fully Diluted                    $0.46        $0.49        $0.97        $1.05
                               ===========  ===========  ===========  ===========

DIVIDENDS PER COMMON SHARE         $0.1175       $0.110      $0.2350       $0.220
                               ===========  ===========  ===========  ===========
AVERAGE COMMON SHARES
  OUTSTANDING                       10,028        9,977       10,022        9,965
                               ===========  ===========  ===========  ===========

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                                 STEPAN COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Six Months Ended June 30, 1996 and 1995
                                   Unaudited


(Dollars In Thousands)                                                        6/30/96   6/30/95
                                                                              --------  --------
NET CASH FLOW FROM OPERATING ACTIVITIES
  Net income                                                                   $10,808   $11,527
  Depreciation and amortization                                                 16,854    15,360
  Deferred revenue, net                                                          4,093    (1,184)
  Deferred income taxes                                                            136       857
  Other non-cash items                                                             183      (457)
  Changes in Working Capital:
    Receivables, net                                                            (3,157)  (11,594)
    Inventories                                                                  3,233       658
    Accounts payable and accrued liabilities                                     1,348    (8,728)
    Other                                                                          511       398
                                                                              --------  --------
     Net Cash Provided by Operating Activities                                  34,009     6,837
                                                                              --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Expenditures for property, plant and equipment                               (23,600)  (14,304)
  Investment in subsidiaries or joint ventures                                  (3,848)   (3,750)
  Other non-current assets                                                         173        40
                                                                              --------  --------
    Net Cash Used for Investing Activities                                     (27,275)  (18,014)
                                                                              --------  --------
CASH FLOWS FROM FINANCING AND OTHER RELATED ACTIVITIES
  Revolving debt and notes payable to banks, net                                  (600)  (18,395)
  Other debt borrowings                                                          4,098    40,000
  Other debt repayments                                                         (7,857)   (9,062)
  (Purchases) sales of treasury stock, net                                        (158)      314
  Dividends paid                                                                (2,891)   (2,729)
  Other non-cash items                                                            (157)      299
                                                                              --------  --------
    Net Cash (Used for) Provided by Financing and Other Related Activities      (7,565)   10,427
                                                                              --------  --------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                         (831)     (750)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                 $ 3,148   $ 2,452
                                                                              --------  --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $ 2,317   $ 1,702
                                                                              ========  ========
CASH PAID DURING THE PERIOD FOR:
  Interest                                                                     $ 4,793   $ 4,650
  Income taxes                                                                 $ 5,880   $ 8,440

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                                 STEPAN COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      June 30, 1996 and December 31, 1995
                                   Unaudited


1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      The condensed consolidated financial statements included herein have been prepared by the company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate and make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the company's latest Annual Report to Stockholders and the Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1995. In the opinion of management all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of Stepan Company as of June 30, 1996, and the consolidated results of operations for the three and six months then ended, and cash flows for the six months then ended, have been included.

2.    INVENTORIES

      Inventories include the following amounts:



      (Dollars in Thousands)                           6/30/96   12/31/95
                                                       -------   --------
       Inventories valued primarily on LIFO basis -
         Finished products                             $30,829   $32,204
         Raw materials                                  20,301    22,159
                                                       -------  --------
       Total inventories                               $51,130   $54,363
                                                       =======  ========

      If the first-in, first-out (FIFO) inventory valuation method had been used for all inventories, inventory balances would have been approximately $12,506,000 and $12,100,000 higher than reported at June 30, 1996, and December 31, 1995, respectively.

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

4. CONTINGENCIES

      There are a variety of legal proceedings pending or threatened against the company. Some of these proceedings may result in fines, penalties, judgments or costs being assessed against the company at some future time. The company's operations are subject to extensive local, state and federal regulations, including the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("Superfund") and the Superfund amendments of 1986. The company, and others, have been named as potentially responsible parties at affected geographic sites. As discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in this filing, the company believes that it has made adequate provisions for the costs it may incur with respect to these sites. The company has estimated a range of possible environmental and legal losses from $5.0 million to $32.4 million at June 30, 1996. At June 30, 1996, the company's reserve was $16.3 million for legal and environmental matters compared to $8.7 million at December 31, 1995.

      At certain of the sites, estimates cannot be made of the total costs of compliance, or the company's share of such costs; accordingly, the company is unable to predict the effect thereof on future results of operations. In the event of one or more adverse determinations in any annual or interim period, the impact on results of operations for those periods could be material. However, based upon the company's present belief as to its relative involvement at these sites, other viable entities' responsibilities for cleanup and the extended period over which any costs would be incurred, the company believes that these matters will not have a material effect on the company's financial position. Certain of these matters are discussed in Part II, Item 1, Legal Proceedings, of this filing, in Item 3, Legal Proceedings, in the 1995 Form 10-K Annual Report and in other filings of the company with the Securities and Exchange Commission, which filings are available upon request from the company.

5.   ACQUISITION

      In April 1996, the company acquired a sulfonation plant from Shell Group in Cologne, Germany. This plant, being organized as a German subsidiary, will allow the company to serve Northern European customers with a wide range of sulfate and sulfonate products used in household, personal care, individual, institutional and agricultural markets. The purchase consisted of land, sulfonation equipment, and intangible assets. The acquisition has been accounted for as a purchase, and the results of the subsidiary have been included in the accompanying condensed consolidated financial statements since the date of acquisition. Had the results of this subsidiary been included commencing with operations in 1996, the reported results would not have been materially affected.

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

LIQUIDITY AND CAPITAL RESOURCES

For the first half of 1996, net cash from operations totaled $34.0 million, an increase of $27.2 million over the same period in 1995. The increase was driven by decreased working capital requirements as well as higher customer prepayments compared to the prior year. Current year growth in accounts receivable has required $3.2 million compared to $11.6 million for the first half of 1995. In similar fashion, inventories have decreased by $3.2 million since December 31, 1995, compared to $0.7 million for the same period last year.

Capital expenditures totaled $23.6 million for the first six months of 1996, up from $14.3 million for the same period last year. For the balance of 1996, investing activities are expected to continue to outpace 1995 levels due mainly to higher capital spending.

Since December 31, 1995, total company debt has decreased $4.4 million to finish the second quarter at $111.6 million. Since year-end, the ratio of long-term debt to long-term debt plus shareholders' equity has decreased from
47.1 percent to 44.7 percent. Over the balance of 1996, the company expects total company debt to remain essentially stable with a modest year-end decrease in the ratio of long-term debt to long-term debt plus shareholders' equity.

The company maintains contractual relationships with its domestic banks which provide for $45 million of revolving credit which may be drawn upon as needed for general corporate purposes. At June 30, 1996, there was a $12.4 million outstanding balance under this revolving credit line. The company also meets short-term liquidity requirements through uncommitted bank lines of credit and bankers' acceptances. The company's foreign subsidiaries maintain committed and uncommitted bank lines of credit in their respective countries to meet working capital requirements as well as to fund capital expenditure programs and acquisitions.

The company anticipates that cash from operations and from committed credit facilities will be sufficient to fund anticipated capital expenditures, dividends, acquisition and joint venture investments and other planned financial commitments in 1996.

RESULTS OF OPERATIONS

Three Months Ended June 30, 1996 and 1995

Net income for the second quarter ended June 30, 1996, was $5.2 million, or $.49 per share, down four percent from the $5.4 million, or $.52 per share reported for the same quarter a year earlier. Net sales rose one percent to $137.9 million, from $136.3 million reported last year. Net sales by product group were:



                      (Dollars in Thousands)             Three Months
                                                         Ended June 30
                                                ----------------------------
                                                  1996      1995    % Change
                                                --------  --------  --------
                      Net Sales:
                        Surfactants             $102,650   $95,529        +7
                        Polymers                  27,022    33,458       -19
                        Specialty Products         8,254     7,271       +14
                                                --------  --------
                        Total                   $137,926  $136,258        +1
                                                ========  ========


Surfactants net sales increased due mainly to a five percent increase in sales volume. Domestic net sales increased due mainly to volume gains in many product lines. Foreign operations reported higher sales due primarily to the European results which included net sales of the newly acquired German subsidiary and an improved sales volume in France.

Surfactants gross profit decreased six percent from $18.5 million to $17.3 million for the second quarter of 1996. Domestic gross profit fell due primarily to increased manufacturing costs. Mexican gross profit declined 50 percent on unchanged volumes that reflect a shift to lower margin products. Canadian gross profit was down due to competitive pressure on profit margins. European gross profit rose as a whole on much improved French results, partially offset by the startup losses incurred by the German subsidiary.

Polymers net sales decreased primarily due to a 44 percent drop in sales of phthalic anhydride (PA). The decrease in PA sales was precipitated by significantly lower selling prices due to a significant decline in raw material costs between years. Also contributing was a seven percent decrease in sales volume attributable to the earlier than prior year annual maintenance shutdown. Offsetting the PA results were increased net sales for both polyurethane polyols and polyurethane systems which grew 12 and 43 percent, respectively, on much improved sales volumes.

Polymers gross profit for the quarter fell five percent to $5.9 million from $6.2 million recorded in the prior year. Reduced PA sales and margin accounted for a majority of the decrease in gross profit. Increased gross profit for polyurethane polyols, due to higher sales volumes and margin, and for polyurethane systems, due to higher sales volumes, partially offset the PA decline.

Specialty products net sales were up despite a slight decline in sales volume. Gross profit improved by $.7 million to $1.8 million as a result of an improved product mix between years.

Operating expenses for the second quarter declined four percent from the same quarter a year ago. Administrative expenses dropped 15 percent as a result of lower legal and environmental expenses. Marketing expenses rose three percent primarily related to the newly acquired operation in Germany. Research and development expenses increased three percent due primarily to higher patent related spending.

Interest expense for the quarter was 19 percent lower compared to the same quarter last year. The decrease was due to a higher amount of interest being capitalized as part of long term construction projects.

The higher income tax provision and effective tax rate for the quarter, compared to a year ago, were due primarily to a higher effective Mexican tax rate, as the prior year included loss carryforward benefits. The inability to tax benefit losses in Germany also contributed to the higher effective tax rate.

Six Months Ended June 30, 1996 and 1995

Net income for the first six months ended June 30, 1996, was $10.8 million, or $1.03 per share, down six percent from $11.5 million, or $1.10 per share reported for the same period a year earlier. Net sales declined one percent to $268.6 million, from $271.0 million reported last year. Net sales by product group were:


      (Dollars in Thousands)           Six Months
                                      Ended June 30
                               ----------------------------
                               1996      1995    % Change
                               --------  --------  --------
       Net Sales:
       Surfactants             $204,920  $194,278        +5
       Polymers                  47,414    60,814       -22
       Specialty Products        16,235    15,952        +2
                               --------  --------
       Total                   $268,569  $271,044        -1
                               ========  ========

Surfactants net sales increased due mainly to a seven percent increase in sales volume. A large part of the volume gain stemmed from increased demand for high active surfactant in the United States. Foreign operations reported higher sales which was due primarily to the improved sales volume in France and the newly acquired German operation.

Surfactants gross profit decreased seven percent from $38.6 million to $36.0 million for the first six months of 1996. Both domestic and foreign operations posted lower gross profit. Domestic gross profit decreased primarily as a result of higher manufacturing costs coupled with tightening profit margins. Mexican gross profit was down 50 percent as a result of lower sales volume and a larger sales mix of lower margin products. Canadian gross profit was also down as a result of lower profit margins. Europe posted a higher gross profit on the higher French sales volume partially offset by the startup losses reported in Germany. The company expects the German operation to continue incurring losses in the third and fourth quarters. For the full year, these startup losses are expected to reduce earnings by approximately $.11 per share.

Polymers net sales decreased primarily due to a 43 percent drop in sales of phthalic anhydride (PA). The decrease in PA sales was precipitated by significantly lower selling prices due to a significant decline in raw material costs between years. Also contributing to the reduced PA sales was an 11 percent decrease in sales volume due to a sluggish beginning of the year demand and the earlier than prior year annual maintenance shutdown. Partially offsetting the PA results were higher polyurethane systems sales on stronger sales volume, as well as increased polyurethane polyols sales due to improved selling prices between years. The improved pricing was in response to higher raw material costs in the latter part of 1995.

Polymers gross profit for the first six months fell six percent to $10.8 million from $11.5 million recorded in the prior year. Reduced PA sales and margin accounted for a majority of the decrease in gross profit. Partially offsetting the decline was a higher polyurethane polyols gross profit due to the improved selling prices noted above and decreased raw material costs. Polyurethane systems gross profit improved due mainly to the increased sales volume.

Specialty products net sales for the first six months were up slightly despite reduced sales volume. Sales for the same period a year ago included some lower margin products which had since been discontinued. Gross profit actually improved by $1.5 million to $3.9 million as a result of the improved product mix between years.

Operating expenses for the first six months declined three percent from the same period a year ago. Administrative expenses decreased 14 percent as a result of lower legal and environmental expenses. Marketing expenses rose three percent primarily due to increased advertising and promotional expenses as well as higher salaries. Research and development expenses increased five percent due primarily to higher patent expenses, maintenance, outside contracting services and salaries related expenses.

Interest expense for the first six months decreased seven percent primarily as a result of an increased amount of interest being capitalized for long term construction projects.

The higher income tax provision and effective tax rate for the first six months were precipitated by a higher effective Mexican tax rate, as the prior year included loss carryforward benefits. The inability to tax benefit losses in Germany also contributed to a higher effective tax rate.

1996 OUTLOOK

The outlook for the remainder of 1996 for both surfactants and polymers remains optimistic. Despite the slower first six months earnings and the startup losses in Germany, the company believes that the full year results will set an earnings record. The company has begun production of surfactants in Germany and has successfully started up the operation in its Philippines joint venture. The company continues to pursue global opportunities that will broaden its base of markets on which to build future earnings growth.

ENVIRONMENTAL AND LEGAL MATTERS


The company is subject to extensive federal, state and local environmental laws and regulations. Although the company's environmental policies and practices are designed to ensure compliance with these laws and regulations, future developments and increasingly stringent environmental regulation could require the company to make additional unforeseen environmental expenditures. The company will continue to invest in the equipment and facilities necessary to comply with existing and future regulations. During the first six months of 1996, company expenditures for capital projects related to the environment were $3.5 million and should approximate $7.3 million for the full year 1996. These projects are capitalized and typically depreciated over 10 years. Capital spending on such projects is likely to be somewhat lower in future years as 1996 includes some larger projects. Recurring costs associated with the operation and maintenance of facilities for waste treatment and disposal and managing environmental compliance in ongoing operations at our manufacturing locations were $3.6 million for the first six months of 1996. While difficult to project, it is not anticipated that these recurring expenses will increase significantly in the future.

The company has been named by the government as a potentially responsible party at 17 waste disposal sites where cleanup costs have been or may be incurred under the federal Comprehensive Environmental Response, Compensation and Liability Act and similar state statutes. In addition, damages are being claimed against the company in general liability actions for alleged personal injury or property damage in the case of some disposal and plant sites. The company believes that it has made adequate provisions for the costs it may incur with respect to these sites. The company has estimated a range of possible environmental and legal losses from $5.0 million to $32.4 million at June 30, 1996. At June 30, 1996, the company's reserve was $16.3 million for legal and environmental matters compared to $8.7 million at December 31, 1995. During the first six months of 1996, expenditures related to legal and environmental matters approximated $2.7 million. At certain of the sites, estimates cannot be made of the total costs of compliance or the company's share of such costs; accordingly, the company is unable to predict the effect thereof on future results of operations. In the event of one or more adverse determinations in any annual or interim period, the impact on results of operations for those periods could be material. However, based upon the company's present belief as to its relative involvement at these sites, other viable entities' responsibilities for cleanup and the extended period over which any costs would be incurred, the company believes that these matters will not have a material effect on the company's financial position. Certain of these matters are discussed in Part II, Item 1, Legal Proceedings, of this filing, in Item 3, Legal Proceedings, in the 1995 Form 10-K Annual Report and in other filings of the company with the Securities and Exchange Commission, which filings are available upon request from the company.




OTHER

Except for the historical information contained herein, the matters discussed in this document, and in particular the information included in the Outlook section, are forward looking statements that involve risks and uncertainties. The results achieved this quarter are not necessarily an indication of future prospects for the company. Actual results in future quarters may differ materially. Potential risks and uncertainties include, among others, fluctuations in the volume and timing of product orders, changes in demand for the company's products, changes in technology, continued competitive pressures in the marketplace, availability of raw materials, and the general economic conditions.

Part II                           OTHER INFORMATION
- -------------------------------------------------------------------------------
Item 1 - Legal Proceedings

Reference is made to the company's report Form 10-K for the year ended December 31, 1995 and report Form 10-Q for the quarter ended September 30, 1995 and the case entitled Stepan vs. Admiral Insurance etal. which is an action against the company's insurers to recover the cost of remediation expenses at various sites. The company has reached a settlement agreement with the sole remaining primary insurance company defendant in this lawsuit. The terms of the settlement are confidential, but as a result of this and earlier settlements, the company has now exhausted all of its primary coverage. As a result, the company will call upon its excess insurance companies to pay its defense and indemnity costs. Certain of the excess insurance policies at issue in the action contain provisions regarding the payment of defense costs which differ from those of the primary policies. The trial in this matter is scheduled for August 12, 1996.

Reference made to the company's report Form 10-K for the year ended December 31, 1995 and report Form 8-K dated June 6, 1996 and in particular, with reference to an action entitled Millmaster/Onyx Group vs. Stepan Company (CA No. 93-510-LON). The company has previously notified on report Form 8-K dated June 6, 1996 that it has settled this matter for an undisclosed amount. The amount of the settlement is not deemed to be material.

Item 6 -  Exhibits and Reports on Form 8-K

     (A) Exhibits

         (11) Statement re computation of Per Share Earnings

         (27) Financial Data Schedule


     (B) Reports on Form 8-K

         A report on Form 8-K was filed on June 6, 1996 regarding settlement of a lawsuit.

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

Date:  8/12/96
      ---------------