Form 10-Q
period 1996-09-30
STEPAN CO
filed 1996-11-12
CIK 94049

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                             ______________________

                                   FORM 10-Q

(MARK ONE)
(  X  )     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934
            FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996


(     )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934
            FOR THE TRANSITION PERIOD FROM ______________ TO __________



                                 1-4462
                         ----------------------
                         COMMISSION FILE NUMBER

                             STEPAN COMPANY
      -------------------------------------------------------------
         (Exact name of registrant as specified in its charter)


           Delaware                                            36 1823834
-------------------------------                          ----------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           Identification Number)

          Edens and Winnetka Road,  Northfield, Illinois 60093
-----------------------------------------------------------------------
                (Address of principal executive offices)


             Registrant's telephone number  (847) 446-7500
                                            --------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                               Yes   X   No
                                                                    ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


             CLASS                             OUTSTANDING AT OCTOBER 31, 1996
------------------------------               -----------------------------------
  Common Stock, $1 par value                           9,988,000 Shares


--------------------------------------------------------------------------------





Part I                       FINANCIAL INFORMATION
---------------------------------------------------------------------------------------------------------
Item 1  -  Financial Statements

                                 STEPAN COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    September 30, 1996 and December 31, 1995
                                   Unaudited



(Dollars in Thousands)                                                                  9/30/96  12/31/95
                                                                                       --------  --------
ASSETS
------
CURRENT ASSETS:
  Cash and cash equivalents                                                            $  3,920  $  3,148
  Receivables, net                                                                       85,104    79,814
  Inventories (Note 2)                                                                   46,502    54,363
  Deferred income taxes                                                                   9,444     9,444
  Other current assets                                                                    3,194     3,385
                                                                                       --------  --------
     Total current assets                                                               148,164   150,154
                                                                                       --------  --------
PROPERTY, PLANT AND EQUIPMENT:
  Cost                                                                                  489,379   454,104
  Less accumulated depreciation                                                         284,313   261,634
                                                                                       --------  --------
                                                                                        205,066   192,470
                                                                                       --------  --------
OTHER ASSETS                                                                             20,450    19,903
                                                                                       --------  --------
  Total assets                                                                         $373,680  $362,527
                                                                                       ========  ========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Current maturities of long-term debt                                                 $  6,722  $  6,946
  Accounts payable                                                                       40,424    42,530
  Accrued liabilities                                                                    40,568    37,423
                                                                                       --------  --------
     Total current liabilities                                                           87,714    86,899
                                                                                       --------  --------
DEFERRED INCOME TAXES                                                                    36,533    36,469
                                                                                       --------  --------
LONG-TERM DEBT, less current maturities                                                 106,208   109,023
                                                                                       --------  --------
DEFERRED REVENUE                                                                         11,211     7,659
                                                                                       --------  --------
STOCKHOLDERS' EQUITY:
  5-1/2% convertible preferred stock, cumulative, voting without par  value;
     authorized 2,000,000 shares; issued 796,972 shares in 1996 and 797,172
     shares in 1995                                                                      19,924    19,929
  Common stock, $1 par value; authorized 15,000,000 shares;
   issued 10,117,906 shares in 1996 and 10,086,653 shares in 1995                        10,118    10,087
  Additional paid-in capital                                                              4,950     4,568
  Cumulative translation adjustments                                                     (4,437)   (3,691)
  Retained earnings (approximately $47,258 unrestricted in 1996 and $37,904 in 1995)    103,969    93,292
                                                                                       --------  --------
                                                                                        134,524   124,185
  Less - Treasury stock, at cost                                                          2,510     1,708
                                                                                       --------  --------
     Stockholders' equity                                                               132,014   122,477
                                                                                       --------  --------
        Total liabilities and stockholders' equity                                     $373,680  $362,527
                                                                                       ========  ========


The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated balance sheets.

                                 STEPAN COMPANY
                       CONSOLIDATED STATEMENTS OF INCOME
        For the Three and Nine Months Ended September 30, 1996 and 1995
                                   Unaudited



(In Thousands,                     Three Months Ended         Nine Months Ended
  except per share amounts)           September 30               September 30
                               --------------------------  ------------------------
                                  1996          1995          1996         1995
                               -----------  -------------  -----------  -----------
NET SALES                      $   137,922  $     130,410  $   406,491  $   401,454
                               -----------  -------------  -----------  -----------
COSTS AND EXPENSES:
  Cost of Sales                    116,421        109,763      334,267      328,345
  General and Administrative         2,171         10,157       12,248       21,880
  Marketing                          5,104          4,628       14,641       13,850
  Research, Development
   and Technical Services            5,043          4,695       14,568       13,778
  Interest, net                      1,643          2,046        5,362        6,038
                               -----------  -------------  -----------  -----------
                                   130,382        131,289      381,086      383,891
                               -----------  -------------  -----------  -----------
PRE-TAX INCOME (LOSS)                7,540           (879)      25,405       17,563

PROVISION FOR INCOME
 TAXES (BENEFIT)                     3,338           (329)      10,395        6,586
                               -----------  -------------  -----------  -----------
NET INCOME (LOSS)              $     4,202  $        (550) $    15,010  $    10,977
                               ===========  =============  ===========  ===========
NET INCOME (LOSS) PER
  COMMON SHARE (Note 3)
    Primary                          $0.39        $ (0.08)       $1.42        $1.02
                               ===========  =============  ===========  ===========
    Fully Diluted                    $0.38        $     -        $1.35        $1.00
                               ===========  =============  ===========  ===========
DIVIDENDS PER COMMON SHARE         $0.1175         $0.110      $0.3525       $0.330
                               ===========  =============  ===========  ===========
AVERAGE COMMON SHARES
 OUTSTANDING                        10,007          9,998       10,017        9,976
                               ===========  =============  ===========  ===========

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                                 STEPAN COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Nine Months Ended September 30, 1996 and 1995
                                   Unaudited



(Dollars In Thousands)                                                        9/30/96   9/30/95
                                                                              --------  --------
NET CASH FLOW FROM OPERATING ACTIVITIES
  Net income                                                                   $15,010   $10,977
  Depreciation and amortization                                                 24,716    22,923
  Deferred revenue, net                                                          3,552    (1,775)
  Deferred income taxes                                                             88      (352)
  Other non-cash items                                                             746      (638)
  Changes in Working Capital:
    Receivables, net                                                            (5,290)   (7,718)
    Inventories                                                                  7,861    (2,275)
    Accounts payable and accrued liabilities                                     1,039     2,065
    Other                                                                          191       218
                                                                              --------  --------
     Net Cash Provided by Operating Activities                                  47,913    23,425
                                                                              --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Expenditures for property, plant and equipment                               (35,326)  (23,771)
  Investment in subsidiaries or joint ventures                                  (3,848)   (3,750)
  Other non-current assets                                                         243       110
                                                                              --------  --------
    Net Cash Used for Investing Activities                                     (38,931)  (27,411)
                                                                              --------  --------
CASH FLOWS FROM FINANCING AND OTHER RELATED ACTIVITIES
  Revolving debt and notes payable to banks, net                                 2,200   (21,711)
  Other debt borrowings                                                          3,947    40,000
  Other debt repayments                                                         (9,190)  (12,048)
  (Purchases) sales of treasury stock, net                                        (802)      101
  Dividends paid                                                                (4,333)   (4,098)
  Other non-cash items                                                             (32)      360
                                                                              --------  --------
    Net Cash (Used for) Provided by Financing and Other Related Activities      (8,210)    2,604
                                                                              --------  --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               772    (1,382)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                   3,148     2,452
                                                                              --------  --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $3,920    $1,070
                                                                              ========  ========
CASH PAID DURING THE PERIOD FOR:
  Interest                                                                      $7,454    $5,694
  Income taxes                                                                  $8,559    $9,244

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                                 STEPAN COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    September 30, 1996 and December 31, 1995
                                   Unaudited


1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      The condensed consolidated financial statements included herein have been prepared by the company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate and make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the company's latest Annual Report to Stockholders and the Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1995. In the opinion of management all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of Stepan Company as of September 30, 1996, and the consolidated results of operations for the three and nine months then ended, and cash flows for the nine months then ended, have been included.

2.   INVENTORIES

     Inventories include the following amounts:


     (Dollars in Thousands)                        9/30/96  12/31/95
                                                   -------  --------
     Inventories valued primarily on LIFO basis -
       Finished products                           $27,638   $32,204
       Raw materials                                18,864    22,159
                                                   -------  --------
     Total inventories                             $46,502   $54,363
                                                   =======  ========

      If the first-in, first-out (FIFO) inventory valuation method had been used for all inventories, inventory balances would have been approximately $12,702,000 and $12,100,000 higher than reported at September 30, 1996, and December 31, 1995, respectively.

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

4.    CONTINGENCIES

      There are a variety of legal proceedings pending or threatened against the company. Some of these proceedings may result in fines, penalties, judgments or costs being assessed against the company at some future time. The company's operations are subject to extensive local, state and federal regulations, including the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("Superfund") and the Superfund amendments of 1986. The company, and others, have been named as potentially responsible parties at affected geographic sites. As discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in this filing, the company believes that it has made adequate provisions for the costs it may incur with respect to these sites. The company has estimated a range of possible environmental and legal losses from $4.1 million to $31.5 million at September 30, 1996. At September 30, 1996, the company's reserve was $13.1 million for legal and environmental matters compared to $8.7 million at December 31, 1995.

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

5.    ACQUISITION

      In April 1996, the company acquired a sulfonation plant from Shell Group in Cologne, Germany. This plant, being organized as a German subsidiary, allows the company to serve Northern European customers with a wide range of sulfate and sulfonate products used in household, personal care, individual, institutional and agricultural markets. The purchase consisted of land, sulfonation equipment, and intangible assets. The acquisition was accounted for as a purchase, and the results of the subsidiary have been included in the accompanying condensed consolidated financial statements since the date of acquisition. Had the results of this subsidiary been included commencing with operations in 1996, the reported results would not have been materially affected.

6.    SUBSEQUENT EVENT

      In October 1996, the company reached an agreement with Reichhold Company, based in Research Triangle Park, North Carolina, for the expansion of Stepan's phthalic anhydride plant located at the company's Millsdale, Illinois, facility. Under terms of the agreement, Reichhold Company will provide funding for the expansion. The expansion is expected to be completed by the fourth quarter of 1997. The capacity of the phthalic anhydride plant will increase from 180 to 240 million pounds annually.

7.    RECLASSIFICATIONS

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

LIQUIDITY AND CAPITAL RESOURCES

For the first three quarters of 1996, net cash from operations totaled $47.9 million, an increase of $24.5 million over the same period last year. The current year increase was a product of higher earnings, insurance recoveries and customer prepayments as well as decreased working capital requirements compared to the prior year. For the current year period, net income and customer prepayments were up by $4.0 million and $5.5 million, respectively. Also contributing favorably were inventories which decreased by $7.9 million in 1996 compared to a $2.3 million increase in 1995.

Capital expenditures totaled $35.3 million for the first nine months of 1996, up from $23.8 million for the same period last year. For all of 1996, cash used for investing activities is expected to exceed last year's total mainly due to higher capital spending.

Since December 31, 1995, total company debt has decreased by $3.0 million to finish the third quarter at $112.9 million. Since year-end, the ratio of long-term debt to long-term debt plus shareholders' equity (long-term debt ratio) has decreased from 47.1 percent to 44.6 percent. For the balance of 1996, the company expects total company debt to remain essentially level with a slight decrease in the long-term debt ratio from quarter to quarter.

The company maintains contractual relationships with its domestic banks which provide for $45 million of revolving credit which may be drawn upon as needed for general corporate purposes. At September 30, 1996, the company had $15.2 million outstanding under this revolving credit line. The company also meets short-term liquidity requirements through uncommitted bank lines of credit and bankers' acceptances. The company's foreign subsidiaries maintain committed and uncommitted bank lines of credit in their respective countries to meet working capital requirements as well as to fund capital expenditure programs and acquisitions.

The company anticipates that cash from operations and from committed credit facilities will be sufficient to fund anticipated capital expenditures, dividends, acquisition and joint venture investments and other planned financial commitments for the foreseeable future.

RESULTS OF OPERATIONS

Three Months Ended September 30, 1996 and 1995

Net income for the third quarter ended September 30, 1996, was $4.2 million, or $.39 per share, compared to a $550,000 loss or $.08 per share reported for the same quarter a year earlier. The loss in the prior year quarter stemmed from a $5.0 million provision for legal and environmental costs that was prompted by a remedial feasibility study. Net sales rose six percent to $137.9 million, from $130.4 million reported last year. Net sales by product group were:


          (Dollars in Thousands)           Three Months
                                        Ended September 30
                                  -------------------------------
                                    1996      1995     % Change
                                  --------  --------  -----------
          Net Sales:
           Surfactants            $100,611   $91,738     + 10
           Polymers                 29,851    29,931       -
           Specialty Products        7,460     8,741     - 15
                                  --------  --------
             Total                $137,922  $130,410      + 6
                                  ========  ========

Surfactants net sales increased due mainly to a 15 percent increase in sales volume. Domestic net sales increased due principally to volume gains across many product lines. Foreign operations reported higher sales due primarily to the newly acquired German subsidiary and improved sales volumes in Canada and Mexico.

Surfactants gross profit decreased 12 percent from $14.7 million to $12.9 million for the third quarter of 1996, in spite of the sales growth. Startup losses incurred by the German subsidiary and the Philippine joint venture have precipitated the decrease in gross profit. Furthermore, the Canadian and Mexican gross profit slipped amid rising volumes that reflect heightened competitive pressure on margins. Excluding large and unplanned maintenance expenditures, domestic gross profit managed to report a moderate gain on growing sales volume.

Polymers net sales were flat. Included in the results were higher net sales for both polyurethane polyols and polyurethane systems which grew 41 and 16 percent, respectively, on much improved sales volumes. Offsetting the results
was a 31 percent drop in sales of phthalic anhydride (PA).   The drop in PA
sales was precipitated by significantly lower selling prices due to a sharp decline in raw material costs between years. PA sales volume actually grew by nine percent.

Polymers gross profit for the quarter surged 95 percent to $7.4 million from $3.8 million recorded in the prior year. Margins and sales volumes increased for all polymers businesses, although polyurethane polyols accounted for most of the improvement.

Specialty products net sales were down due to a decline in sales volume. Gross profit slipped by $.9 million to $1.2 million as a result of the decline in sales.

Operating expenses for the third quarter declined 37 percent from the same quarter a year ago. The decline was entirely due to lower administrative expenses which dropped 79 percent as a result of significantly lower legal and environmental costs. Last year's quarter included a $5.0 million provision in response to a Remedial Investigation Feasibility Study. The current quarter also benefited from a $3.3 million insurance recovery related to the company's claims for coverage of environmental risks. Marketing expenses rose 10 percent primarily due to higher payroll expenses. Research and development expenses increased seven percent due primarily to higher employee related spending as well as outside contracting service expenses.

Interest expense for the quarter was 20 percent lower compared to the same quarter last year. The decrease was due to a higher amount of interest being capitalized as part of long term construction projects.

Nine Months Ended September 30, 1996 and 1995

Net income for the nine months ended September 30, 1996, was $15.0 million, or $1.42 per share, up 36 percent from $11.0 million, or $1.02 per share reported for the same period a year earlier. Net sales rose one percent to $406.5 million, from $401.5 million reported last year. Net sales by product group were:


            (Dollars in Thousands)          Nine Months
                                         Ended September 30
                                    ----------------------------
                                      1996      1995    % Change
                                    --------  --------  --------
            Net Sales:
             Surfactants            $305,531  $286,016    +7
             Polymers                 77,265    90,745   -15
             Specialty Products       23,695    24,693    -4
                                    --------  --------
               Total                $406,491  $401,454    +1
                                    ========  ========

Surfactants net sales increased due mainly to a 10 percent increase in sales volume. A large part of the volume gain stemmed from increased demand for high active products in the United States. Foreign operations also reported higher sales which was due primarily to the newly acquired German operation and increased sales volumes in France and Canada.

Surfactants gross profit decreased eight percent from $53.3 million to $48.9 million for the first nine months of 1996. Both domestic and foreign operations posted lower gross profit. Domestic gross profit decreased primarily as a result of higher manufacturing expenses coupled with tightening profit margins. Mexican gross profit was down 42 percent principally as a result of a larger sales mix of lower margin products and to a lesser extent lower sales volume. Canadian gross profit was also down as a result of lower profit margins. France posted higher gross profit on higher sales volume, while Germany reported losses. The company expects the German operation to continue incurring losses in the fourth quarter. Initial losses reported by the Philippine joint venture have also negatively impacted the Surfactants earnings. For the full year, the German operation and Philippine joint venture startup losses are expected to reduce earnings by approximately $.25 per share.

Despite a five percent increase in sales volume, Polymers net sales decreased sharply due primarily to a 40 percent drop in sales of phthalic anhydride (PA). The decrease in PA sales was precipitated by significantly lower selling prices due to a steep decline in raw material costs between years. Also contributing to the reduced PA sales was a five percent decrease in sales volume attributable to sluggish beginning of the year demand. Partially offsetting the PA results were higher polyurethane polyols and polyurethane systems sales on stronger sales volume.

Polymers gross profit for the first nine months increased 20 percent to $18.2 million from $15.2 million recorded in the prior year. The increase was primarily attributable to improved margins. The five percent increase in Polymers sales volume also contributed.

Specialty products net sales for the first nine months were down moderately despite a much reduced sales volume. Sales for the same period a year ago included some lower margin products which had since been discontinued. Gross profit managed to improve by $.6 million to $5.2 million as a result of the improved product mix between years.

Operating expenses for the first nine months declined 16 percent from the same period a year ago. Administrative expenses decreased 44 percent as a result of lower legal and environmental costs, as discussed in the quarter-to-quarter analysis. Marketing expenses rose six percent primarily due to higher payroll related expenses as well as increased advertising and promotional expenses. Research and development expenses increased six percent due primarily to higher payroll expenses as well as outside contracting service expenses.

Interest expense for the first nine months decreased 11 percent primarily as a result of an increased amount of interest being capitalized for long term construction projects.

The higher income tax provision and effective tax rate for the first nine months were precipitated by a higher effective Mexican tax rate, as the prior year included loss carryforward benefits. The inability to tax benefit losses in Germany and the Philippines also contributed to a higher effective tax rate.

ENVIRONMENTAL AND LEGAL MATTERS

The company is subject to extensive federal, state and local environmental laws and regulations. Although the company's environmental policies and practices are designed to ensure compliance with these laws and regulations, future developments and increasingly stringent environmental regulation could require the company to make additional unforeseen environmental expenditures. The company will continue to invest in the equipment and facilities necessary to comply with existing and future regulations. During the first nine months of 1996, company expenditures for capital projects related to the environment were $4.6 million and should approximate $6.5 million for the full year 1996. These projects are capitalized and typically depreciated over 10 years. Capital spending on such projects is likely to be somewhat lower in future years as 1996 includes some larger projects. Recurring costs associated with the operation and maintenance of facilities for waste treatment and disposal and managing environmental compliance in ongoing operations at our manufacturing locations were $5.7 million for the first nine months of 1996. While difficult to project, it is not anticipated that these recurring expenses will increase significantly in the future.

The company has been named by the government as a potentially responsible party at 17 waste disposal sites where cleanup costs have been or may be incurred under the federal Comprehensive Environmental Response, Compensation and Liability Act and similar state statutes. In addition, damages are being claimed against the company in general liability actions for alleged personal injury or property damage in the case of some disposal and plant sites. The company believes that it has made adequate provisions for the costs it may incur with respect to these sites. The company has estimated a range of possible environmental and legal losses from $4.1 million to $31.5 million at September 30, 1996. At September 30, 1996, the company's reserve was $13.1 million for legal and environmental matters compared to $8.7 million at December 31, 1995. During the first nine months of 1996, expenditures related to legal and environmental matters approximated $6.1 million. At certain of the sites, estimates cannot be made of the total costs of compliance or the company's share of such costs; accordingly, the company is unable to predict the effect thereof on future results of operations. In the event of one or more adverse determinations in any annual or interim period, the impact on results of operations for those periods could be material. However, based upon the company's present belief as to its relative involvement at these sites, other viable entities' responsibilities for cleanup and the extended period over which any costs would be incurred, the company believes that these matters will not have a material effect on the company's financial position. Certain of these matters are discussed in Part II, Item 1, Legal Proceedings, of this filing, in Item 3, Legal Proceedings, in the 1995 Form 10-K Annual Report and in other filings of the company with the Securities and Exchange Commission, which filings are available upon request from the company.

OTHER

Except for the historical information contained herein, the matters discussed in this document are forward looking statements that involve risks and uncertainties. The results achieved this quarter are not necessarily an indication of future prospects for the company. Actual results in future quarters may differ materially. Potential risks and uncertainties include, among others, fluctuations in the volume and timing of product orders, changes in demand for the company's products, changes in technology, continued competitive pressures in the marketplace, outcome of environmental contingencies, availability of raw materials, and the general economic conditions.





Part II                      OTHER INFORMATION
--------------------------------------------------------------------------------
Item 1 - Legal Proceedings

Reference is made to the company's Report Form 10-K for the year ended December 31, 1995, and the company's Report Form 10-Q for the quarter ended March 31, 1996, and the discussion relating to an alleged OSHA violation at the company's Maywood, New Jersey plant. As indicated previously, the company contested the findings and after hearings and consultations with the Department of Labor, the company entered into a stipulated settlement in the amount of $115,000 for alleged violations.

Reference is made to the company's Report Form 10-K for the year ended December 31, 1992, and the Report Form 10-Q for the quarter ended September 30, 1995, and Report Form 10-K for the year ended December 31, 1995, and Report Form 10-Q for the quarter ended June 30, 1996, relating to the insurance recovery case brought by the company against various insurers to recover the cost of remediation at various sites (Stepan v. Admiral et.al.). The company has reached an agreement for settlement of its claim against three additional insurers in this action. In addition, on August 13th, the date the case was scheduled to go to trial, the presiding judge in the Chancery Court removed the case to the Law Division of Cook County. A new trial judge was assigned. The company cannot at this time estimate the new trial date for this action, if any. In addition, certain sites were excluded from the case filed in the State of Illinois. The company has filed an action in New Jersey against the remaining insurers in this case for sites that were excluded in Illinois but for which the company believes proper venue and jurisdiction lies in New Jersey.

Reference is made to the company's Report Form 10-Q for the quarters ended September 30, 1993, September 30, 1994, September 30, 1995, and Report Form 10-K for the year ended December 31, 1995, regarding the D'Imperio cases and particularly U.S. v. Jerome Lightman (92 CV 4710)(JBS)). As reported previously, the Government had indicated a willingness to settle this case and settlement discussions were underway. In response to an offer made by the Government, the company has rejected the offer and the government has withdrawn its offer to settle. Other PRPs involved in this action may or may not wish to settle with the Government and at this time, the company has no opinion as to whether or not the other parties will settle. In any event, because of the company's rejection of the Government's offer, this case is proceeding to trial. The company cannot predict the outcome of this case but believes it has defenses to all of the Government's allegations.

Reference is made to the company's Report Form 10-Q for the quarter ended September 30, 1993, and Report Form 10-K for the year ended December 31, 1995, relating to the Biddle Sawyer site located in Keyport, New Jersey (Biddle Sawyer Corporation v. American Cyanamid Company, U.S. District Court of New Jersey CA-93-1063). Certain defendant parties named in this action, including two oil companies and the United States Government, have reached settlement agreements with the plaintiff in this action and have filed motions with the court to have their settlements approved. As to the company, the court has recommended non binding mediation which is to take place sometime prior to the end of 1996, the company believes. Trial on the merits could yet be necessary after the non binding mediation. If necessary, the trial will occur sometime in 1997. The company cannot predict what the outcome of the trial will be nor the outcome of the mediation but the company believes it has defenses to all of plaintiff's allegations.

Reference is made to the company's Report Form 10-K for the years ended December 31, 1991, 1992, 1994 and 1995, and Report Form 10-Q for the quarters ended September 30, 1993, and September 30, 1995, regarding the company's Maywood site. No remediation has occurred at this site and the company anticipates now that the Record of Decision will be issued sometime in 1997. The company has undertaken to remove drums from adjacent property which drums were accumulated in the process of the remedial investigation feasibility stage pursuant to the terms and conditions of an Administrative Order on Consent.

In 1991, pursuant to the United States Environmental Protection Agency TSCA
Section 8(e) Compliance Audit Program (CAP) relating to the necessity of reporting of toxicological studies concerning various chemicals, the Environmental Protection Agency started a program known as CAP, the purpose of which was to grant amnesty to companies who thought they should have filed toxicological reports under TSCA 8(e) but which did not for whatever reason. By joining the CAP program, a company was granted amnesty for filing reports in exchange for the imposition of a fine of $6,000 per report up to a maximum of $1,000,000. The company took advantage of this program in 1991 and in the third quarter of 1996, was assessed an administrative penalty of $108,000 pursuant to this CAP program.


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

Date:  November 8, 1996