Form 10-K
period 1996-12-31
STEPAN CO
filed 1997-03-25
CIK 94049

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                               ----------------

                                   FORM 10-K
(Mark
One)

  [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                      OR
  [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                      FOR THE TRANSITION PERIOD FROM  TO

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

          Securities registered pursuant to Section 12(b) of the Act:

           TITLE OF EACH CLASS             NAME OF EACH EXCHANGE ON WHICH
                                                     REGISTERED
              -----------                           --------------
      Common Stock, $1 par value               New York Stock Exchange
                                               Chicago Stock Exchange
5 1/2% Convertible Preferred Stock, no         New York Stock Exchange
               par value                       Chicago Stock Exchange

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

  AGGREGATE MARKET VALUE AT FEBRUARY 28, 1997, OF VOTING STOCK HELD BY NONAFFILIATES OF THE REGISTRANT: $136,578,000.*

  NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK AS OF FEBRUARY 28, 1997:

                    CLASS                             OUTSTANDING AT FEBRUARY 28, 1997
                    -----                             --------------------------------
         Common Stock, $1 par value                           9,861,000 shares

                      DOCUMENTS INCORPORATED BY REFERENCE

     PART OF FORM 10-K                           DOCUMENT INCORPORATED
     -----------------                           ---------------------
   Part I, Item 1                         1996 Annual Report to Stockholders
   Part II, Items 5-8                     1996 Annual Report to Stockholders
   Part III, Items 10-12                  Proxy Statement dated March 28, 1997

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

  In 1994, Stepan Company entered into a 50 percent joint venture with United Coconut Chemicals, Inc. and United Coconut Planters International in the Philippines. The venture, called Stepan Philippines, Inc., manufactures selected surfactants for sale in the Philippines and Asia/Pacific markets commencing in 1996.

  In April 1996, the company acquired a sulfonation plant from Shell Group in Cologne, Germany. This plant, organized as a German subsidiary, will allow the company to serve European customers with a wide range of sulfate and sulfonate products used in household, personal care, individual, institutional and agricultural markets.

MARKETING AND COMPETITION

  Principal markets for all products are manufacturers of cleaning or washing compounds (including detergents, shampoos, toothpastes and household cleaners), paints, cosmetics, food and beverages, agricultural insecticides and herbicides, plastics, furniture, building materials and automotive and refrigeration equipment. Sales of the company tend not to be seasonal.

  The company does not sell directly to the retail market, but sells to a wide range of manufacturers in many industries and has many competitors. The principal methods of competition are product performance, price and adaptability to the specific needs of individual customers. These factors allow the company to compete on a basis other than solely price, reducing the severity of competition as experienced in the sales of commodity chemicals having identical performance characteristics. The company is a leading merchant producer of surfactants in the United States. In the case of surfactants, much of the company's competition comes from the internal divisions of larger companies, as well as several large national and regional producers. In the manufacture of polymers, the company competes with the chemical divisions of several large companies, as well as with other small specialty chemical manufacturers. In recent years, the company has also faced periodic competition from foreign imports of phthalic anhydride. In specialty products, the company competes with several large firms plus numerous small companies. The company does not expect any significant changes in the competitive environment in the foreseeable future.

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

RAW MATERIALS

  The most important raw materials used by the company are of a petroleum or vegetable nature. For 1997, the company has commitments from suppliers to cover its forecasted requirements and is not substantially dependent upon any one supplier.

RESEARCH AND ENVIRONMENT

  The company maintains an active research and development program to assist in the discovery and commercialization of new knowledge with the intent that such effort will be useful in developing a new product or in bringing about a significant improvement to an existing product or process. Total expenses for research and development during 1996, 1995 and 1994 were $12,469,000, $12,425,000 and $12,281,000, respectively. During 1996 and 1995, the research and development staff consisted of 179 and 175 employees, respectively. The balance of expenses reflected on the Consolidated Statements of Income relates to technical services which include routine product testing, quality control and sales support service.

ENVIRONMENTAL COMPLIANCE

  Compliance with applicable federal, state and local regulations regarding the discharge of materials into the environment, or otherwise relating to the protection of the environment, resulted in capital expenditures by the company of approximately $6,015,000 during 1996. Such capital expenditures in 1997 should approximate $4.0 million. These expenditures represented approximately 13% of the company's capital expenditures in 1996 and are expected to be 11% of such expenditures in 1997. These expenditures, when incurred, are depreciated and charged on a straight-line basis to pre-tax earnings over their respective useful lives which are typically 10 years. Compliance with such regulations is not expected to have a material adverse effect on the company's earnings and competitive position in the foreseeable future.

EMPLOYMENT

  At December 31, 1996 and 1995, the company employed worldwide 1,270 and 1,267 persons, respectively.

FOREIGN OPERATIONS

  See Note 13, Geographic Data, on page 31 of the company's 1996 Annual Report to Stockholders.

PRODUCT GROUPS

  The manufacture of specialty and intermediate chemicals constitutes the company's only industry segment. The company's three groups of products and their contribution to sales for the three years ended December 31, 1996, were:

                                                                       SPECIALTY
                                                  SURFACTANTS POLYMERS PRODUCTS
                                                  ----------- -------- ---------
      1996.......................................     75%       19%        6%
      1995.......................................     72%       22%        6%
      1994.......................................     74%       18%        8%

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

  Surfactants are produced at four plants in the United States and four wholly owned subsidiaries: one in France, Canada, Mexico and Germany. The principal plant is located on a 626 acre site at Millsdale (Joliet), Illinois. A second plant is located on a 39 acre tract in Fieldsboro, New Jersey. West Coast operations are conducted on an 8 acre site in Anaheim, California. A fourth plant is located on a 162 acre site in Winder, Georgia. The plant, laboratory and office of Stepan Europe are located on a 20 acre site near Grenoble, France. Stepan Canada, Inc. is located on a 70 acre leased, with an option to purchase, site in Longford Mills, Ontario, Canada. Stepan Mexico is located on a 13 acre site in Matamoros, Mexico. The newly acquired Stepan Germany is located on a five acre site in Cologne, Germany. The phthalic anhydride, polyurethane systems and polyurethane polyols plants are also located at Millsdale. Specialty products are mainly produced at a plant located on a 19 acre site in Maywood, New Jersey.

  The company owns all of the foregoing facilities except the leased office space and Canadian plant site mentioned above. The company believes these properties are adequate for its operations.

ITEM 3. LEGAL PROCEEDINGS

  A reference is made to the Company's Report Form 10-Q for the quarter ended September 30, 1993 and the Company's Report Form 10-Q for the quarter ended September 30, 1996 and Report Form 10-K for the year ended December 31, 1995 relating to the Biddle Sawyer site located in Keyport New Jersey (Biddle Sawyer Corporation v. American Cyanamid Company, U.S. District Court of New Jersey CA-93-1063). On February 24, 1997, the Company entered into a settlement agreement with Biddle Sawyer for an undisclosed sum but which sum the Company does not believe is material. The settlement includes cross dismissals with prejudice by Biddle Sawyer against the Company and other defendants and the Company against Biddle Sawyer as well as other defendants.

  Reference is made to the Company's Report Form 10-K for the year ended December 31, 1992 and Report Form 10-Q for the quarter ended September 30, 1995 and September 30, 1996 and Report form 10-K for the year ended December 31, 1995 and Report Form 10-Q for the quarter ended June 30, 1996 relating to the insurance recovery case brought by the company against various insurers to recover the cost for remediation at various sites (Stepan v. Admiral et.al.). The Company has now reached an agreement for settlement of its claim against all insurers in this action with the exception of one insurer. The case against this one insurer is scheduled to go to trial December, 1997 with a back-up trial date in July, 1997. At the present time, the Company anticipates that it will be going to trial on this action in July, 1997 unless it reaches a settlement agreement with the last remaining defendant. In addition to which, as the Company noticed previously, the Company is pursuing its action in New Jersey against the remaining insurer in this case for sites that were excluded in the Illinois action but for which the Company believes that proper venue and jurisdiction lies in New Jersey.

  Reference is made to the Company's Report Form 10-Q for the quarter ended September 30, 1993, September 30, 1994, September 30, 1995, September 30, 1996 and Report Form 10-K for the year ended December 31, 1995 regarding the D'Imperio site and particularly U.S. v. Jerome Lightman (92CV4710)(JBS). As reported previously, this case is proceeding to trial, most likely in the third quarter of 1997. The Company cannot at this time predict the outcome of this case but believes it has defenses to all of the Government's and other PRPs' allegations.

  Reference is made to the Company's Report Form 10-K for the years ended December 31, 1991, 1992, 1994, and 1995 and Report Form 10-Q for the quarters ended September 30, 1993, September 30, 1995 and September 30, 1996 regarding the Company's Maywood site. The Company has submitted a plan to perform remedial investigation of a pile of leather scraps appearing at this site. Other than this, no remediation has occurred at this site and the Company anticipates that the Record of Decision will be issued in the third or fourth quarter of 1997. The Company estimates that the cost for this leather scrap remediation will be non-material.

ITEM 4. RESULTS OF VOTES OF SECURITY HOLDERS

  No matters were submitted to stockholders during the fourth quarter of the fiscal year ended December 31, 1996.

EXECUTIVE OFFICERS OF THE REGISTRANT

  Executive Officers are elected annually by the Board of Directors at the first meeting following the Annual Meeting of Stockholders to serve until the next annual meeting of the Board and until their respective successors are duly elected and qualified.

  Effective February 20, 1997, F. Quinn Stepan, Jr., was appointed Vice President and General Manager--Surfactants. He was previously Vice President-- Global Laundry and Cleaning Products as of May, 1996 and Director--Business Management as of May, 1992. Charles W. Given, formerly Vice President and General Manager--Surfactants since April, 1992, was appointed Vice President-- Corporate Development.

  Effective May 22, 1995, Jeffrey W. Bartlett, formerly Vice President, General Counsel and Corporate Secretary, was appointed Vice President, General Counsel, Regulatory Affairs and Corporate Secretary. Effective January 1, 1995, James A. Hartlage, who was formerly the Senior Vice President-- Technology, was appointed Senior Vice President--Technology and Operations. In addition, during 1995 he assumed Administrative responsibilities. Effective January 1, 1995, Earl H. Wagener, formerly Vice President--Product Development, was appointed Vice President--Research and Development. All other executive officers have remained in their current capacity for over five years.

  The Executive Officers of the company, their ages as of February 28, 1997, and certain other information are as follows:

                                                                 YEAR FIRST
         NAME          AGE               TITLE                 ELECTED OFFICER
         ----          ---               -----                 ---------------
 F. Quinn Stepan......  59 Chairman, President and Chief
                           Executive Officer                        1967
 James A. Hartlage....  59 Senior Vice President--Technology
                           and Operations                           1980
 Charles W. Given.....  60 Vice President--Corporate
                           Development                              1992
 Ronald L. Siemon.....  59 Vice President and General
                           Manager--Polymers                        1992
 Jeffrey W. Bartlett..  53 Vice President, General Counsel,
                           Regulatory Affairs
                           and Corporate Secretary                  1983
 Walter J. Klein......  50 Vice President--Finance                  1985
 Mickey Mirghanbari...  59 Vice President--Manufacturing and
                           Engineering                              1992
 Earl H. Wagener......  56 Vice President--Research and
                           Development                              1995
 F. Quinn Stepan, Jr..  36 Vice President and General
                           Manager--Surfactants                     1997

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER
MATTERS

  (a) The company's common stock is listed and traded on both the New York Stock Exchange and the Chicago Stock Exchange. See page 33 of the company's 1996 Annual Report to Stockholders for market price information which is incorporated by reference herein.

  The company's 5 1/2 percent convertible preferred stock is listed and traded on the New York Stock Exchange and the Chicago Stock Exchange. See Note 7 on page 28 of the company's 1996 Annual Report to Stockholders for the description of the preferred stockholders' rights which is incorporated by reference herein.

  From time to time the company purchases shares of its common stock in the open market and in block transactions from dealers for the purpose of funding option grants under its stock option plans and deferred compensation plans for directors and officers.

  (b) On February 28, 1997, there were 1,658 holders of common stock of the company.

  (c) See page 33 of the company's 1996 Annual Report to Stockholders for dividend information which is incorporated by reference herein. Also see Note 4 on page 26 of the company's 1996 Annual Report to Stockholders which sets forth the restrictive covenants covering dividends.

ITEM 6. SELECTED FINANCIAL DATA

  See page 32 of the company's 1996 Annual Report to Stockholders for a five year summary of selected financial information which is incorporated by reference herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  See pages 14 through 18 of the company's 1996 Annual Report to Stockholders which is incorporated by reference herein.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  See pages 19 through 31 of the company's 1996 Annual Report to Stockholders for the company's consolidated financial statements, notes to the consolidated financial statements and auditors' report which are incorporated by reference herein.

  See page 33 of the company's 1996 Annual Report to Stockholders for selected quarterly financial data which is incorporated by reference herein.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  (a) Directors

   See pages 3 through 5 of the company's Proxy Statement dated March 28, 1997, for the Annual Meeting of Stockholders which are incorporated by reference herein.

  (b) Executive Officers

   See Executive Officers of the Registrant in Part I above.

ITEM 11. EXECUTIVE COMPENSATION

  See pages 6 and 7 of the company's Proxy Statement dated March 28, 1997, for the Annual Meeting of the Stockholders which are incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  See Pages 1 through 6 of the company's Proxy Statement dated March 28, 1997, for the Annual Meeting of Stockholders which are incorporated by reference herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  None

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) & (d) Financial Statements and Schedules

   See the Index to the Consolidated Financial Statements and Supplemental Schedule filed herewith.

  (b) Reports on Form 8-K

   A report on Form 8-K was filed on June 6, 1996, regarding settlement of a lawsuit.

  (c) Exhibits

   See Exhibit Index filed herewith.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          STEPAN COMPANY

                                          By:Jeffrey W. Bartlett
                                               Vice President,
                                               General Counsel,
                                              Regulatory Affairs
                                                and Corporate
                                                  Secretary
March 25, 1997

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

          F. Quinn Stepan               Chairman, President, Chief         March 25, 1997
____________________________________   Executive Officer and Director
          F. Quinn Stepan

         Thomas F. Grojean                       Director                  March 25, 1997
____________________________________
         Thomas F. Grojean

         James A. Hartlage           Senior Vice President--Technology     March 25, 1997
____________________________________     and Operations and Director
         James A. Hartlage

          Walter J. Klein                Vice President--Finance,          March 25, 1997
____________________________________       Principal Financial and
          Walter J. Klein                    Accounting Officer

           Paul H. Stepan                        Director                  March 25, 1997
____________________________________
           Paul H. Stepan

         Robert D. Cadieux                       Director                  March 25, 1997
____________________________________
         Robert D. Cadieux

          Robert G. Potter                       Director                  March 25, 1997
____________________________________
          Robert G. Potter


  JEFFREY W. BARTLETT, PURSUANT TO POWERS OF ATTORNEY EXECUTED BY EACH OF THE DIRECTORS AND OFFICERS LISTED ABOVE, DOES HEREBY EXECUTE THIS REPORT ON BEHALF OF EACH OF SUCH DIRECTORS AND OFFICERS IN THE CAPACITY IN WHICH THE NAME OF EACH APPEARS ABOVE.

                                          JEFFREY W. BARTLETT
March 25, 1997

                                 INDEX TO THE
                       CONSOLIDATED FINANCIAL STATEMENTS
                                      AND
                             SUPPLEMENTAL SCHEDULE

  A copy of Stepan Company's Annual Report to Stockholders for the year ended December 31, 1996, has been filed as an exhibit to this Annual Report on Form 10-K. Pages 19 through 31 of such Annual Report to Stockholders contain the Consolidated Balance Sheets as of December 31, 1996 and 1995, the Consolidated Statements of Income, Stockholders' Equity and Cash Flows and Notes to Consolidated Financial Statements for the three years ended December 31, 1996, 1995 and 1994, and the Auditors' Report covering the aforementioned financial statements. These consolidated financial statements and the Auditors' Report thereon are incorporated herein by reference.

  Supplemental Schedule II--Allowance for Doubtful Accounts--to Consolidated Financial Statements, which is required to comply with regulation S-X, and the Auditors' report on such Supplemental Schedule are included on pages 8 and 9 of this Form 10-K.

  Certain supplemental schedules are not submitted because they are not applicable or not required, or because the required information is included in the financial statements or notes thereto.

                                 STEPAN COMPANY

           SUPPLEMENTAL SCHEDULE TO CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED DECEMBER 31, 1996
                   AS REQUIRED TO COMPLY WITH REGULATION S-X

SCHEDULE II--ALLOWANCE FOR DOUBTFUL ACCOUNTS:

  Below is an analysis of the allowance for doubtful accounts for the three years ended December 31:


                                                          1996    1995    1994
                                                         ------  ------  ------
                                                            (IN THOUSANDS)
      Balance, Beginning of Year........................ $1,744  $1,585  $1,739
        Provision charged to income.....................    442     349     291
        Accounts written off, net of recoveries.........   (112)   (190)   (445)
                                                         ------  ------  ------
      Balance, End of Year.............................. $2,074  $1,744  $1,585
                                                         ======  ======  ======

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                           ON SUPPLEMENTAL SCHEDULE

To Stepan Company:

  We have audited in accordance with generally accepted auditing standards, the financial statements included in Stepan Company's Annual Report to Stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 11, 1997. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The supplemental schedule listed in the index of financial statements is the responsibility of the company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Chicago, Illinois,
February 11, 1997

                                 EXHIBIT INDEX

 EXHIBIT
   NO.                                DESCRIPTION
 -------                              -----------
 (3)a     Copy of the Certificate of Incorporation, and the Certificates of
          Amendment of Certificate of Incorporation dated May 6, 1968, April
          20, 1972, April 16, 1973, December 2, 1983. Filed with the Company's
          Annual Report on Form 10-K for the year ended December 31, 1983, and incorporated herein by reference.
 (3)b     Copy of the Bylaws of the company as amended through May 6, 1987.
          (Note 1)
 (3)c     Copy of Certificate of Amendment, dated April 28, 1993, to Article
          IV of Certificate of Incorporation. (Note 7)
 (3)d     Copy of Certificate of Amendment, dated May 5, 1987, to Article X of
          Certificate of Incorporation. (Note 1)
 (4)h     Copy of Loan Agreement dated June 15, 1995, with Aid Association for
          Lutherans, the Northwestern Mutual Life Insurance Company and The
          Mutual Life Insurance Company of New York. (Note 10)
 (4)i     Copy of Revolving Credit and Term Loan Agreement dated February 20,
          1990, with The First National Bank of Chicago and the amendment dated March 21, 1990. (Note 3)
 (4)m     Copy of Second Amendment dated September 20, 1991, amending
          Revolving Credit and Term Loan Agreement dated February 20, 1990
          (see (4)i above). (Note 4)
 (4)m(1)  Copy of Third Amendment dated December 29, 1992, amending Revolving
          Credit and Term Loan Agreement dated February 20, 1990 (see (4)i and
          (4)m above). (Note 8)
 (4)m(2)  Copy of Fourth Amendment dated May 31, 1994, amending Revolving
          Credit and Term Loan Agreement dated February 20, 1990 (see (4)i,
          (4)m and (4)m(1) above). (Note 9)
 (4)n(1)  Copy of Certificate of Designation, Preferences and Rights of the 5
          1/2% Convertible Preferred Stock, without Par Value and the Amended
          Certificate dated August 12, 1992 and April 28, 1993. (Note 7)
 (4)n(2)  Copy of Issuer Tender Offer Statement on Schedule 13E-4 dated August
          13, 1992. (Note 6)
 (4)n(3)  Copy of Amendment No. 1 to Schedule 13E-4 (see also (4)n(2) above)
          dated September 23, 1992. (Note 6)
 (4)n(4)  Copy of the company's Form 8-A dated August 13, 1992. (Note 6)
          In accordance with 601(b)(4)(iii) of Regulation S-K, certain debt instruments are omitted, where the amount of securities authorized under such instruments does not exceed 10% of the total consolidated assets of the Registrant. Copies of such instruments will be furnished to the Commission upon request.
 (10)a    Description of the 1965 Directors Deferred Compensation Plan. (Note
          2)
 (10)b    Copy of the 1969 Management Incentive Compensation Plan as amended and restated as of January 1, 1992. (Note 5)
 (10)d    Copy of the 1982 Stock Option Plan. (Note 2)
 (10)e    Copy of Leveraged Employee Stock Ownership Plan. (Note 3)
 (10)f    Copy of the company's 1992 Stock Option Plan. (Note 5)
 (11)     Statement re computation of per share earnings.
 (13)     Copy of the company's 1996 Annual Report to Stockholders.
 (18)     Letter re change in accounting principle for the year ended December
          31, 1992. (Note 8)
 (21)     Subsidiaries of Registrant at December 31, 1996.
 (23)     Consent of Independent Public Accountants.
 (24)     Power of Attorney.
 (27)     Financial Data Schedule.

                             NOTES TO EXHIBIT INDEX

 NOTE NO.
 --------
    1.     Filed with the company's Annual Report on Form 10-K for the year ended December 31, 1987, and incorporated herein by reference.
    2.     Filed with the company's Annual Report on Form 10-K for the year ended December 31, 1988, and incorporated herein by reference.
    3.     Filed with the company's Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference.
    4.     Filed with the company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1991, and incorporated herein by reference.
    5.     Filed with the company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1992, and incorporated herein by
           reference.
    6.     Filed with the company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992, and incorporated herein by reference.
    7.     Filed with the company's Current Report on Form 8-K filed on April
           28, 1993, and incorporated herein by reference.
    8.     Filed with the company's Annual Report on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.
    9.     Filed with the company's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference.
   10.     Filed with the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, and incorporated herein by reference.