Form 10-Q
period 1997-03-31
STEPAN CO
filed 1997-05-12
CIK 94049

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                             ______________________

                                   FORM 10-Q

(MARK ONE)
(  X  )       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934
              FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

(     )       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934
              FOR THE TRANSITION PERIOD FROM ______________ TO __________

                                    1-4462
         -------------------------------------------------------------
                            Commission File Number

                                 STEPAN COMPANY
         -------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                        36 1823834
--------------------------------                     ---------------------------
 (State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                        Identification Number)


              Edens and Winnetka Road,  Northfield, Illinois 60093
         -------------------------------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number    (847) 446-7500
                               ----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                  Yes  X  No
                                                      ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                      Outstanding at April 30,
                                                                1997
---------------------------                       ------------------------------
Common Stock, $1 par value                                9,801,000 shares

Part I                       FINANCIAL INFORMATION
-------------------------------------------------------------------------------
Item 1  -  Financial
 Statements
                                 STEPAN COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      March 31, 1997 and December 31, 1996
                                   Unaudited


(Dollars in Thousands)                     3/31/97    12/31/96
                                           -------    --------

ASSETS
------

CURRENT ASSETS:
   Cash and cash equivalents              $  3,033   $   4,778
   Receivables, net                         84,194      85,017
   Inventories (Note 2)                     45,040      50,242
   Deferred income taxes                    10,703      10,703
   Other current assets                      2,908       2,958
                                          --------   ---------
        Total current assets              $145,878   $ 153,698
                                          --------   ---------

PROPERTY, PLANT AND EQUIPMENT:
   Cost                                    504,477     497,882
   Less accumulated depreciation           297,768     290,723
                                          --------   ---------
                                           206,709     207,159
                                          --------   ---------

OTHER ASSETS                                19,551      20,155
                                          --------   ---------

               Total assets               $372,138   $ 381,012
                                          ========   =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
   Current maturities of long-term debt   $  6,697   $   6,973
   Accounts payable                         38,840      43,417
   Accrued liabilities                      32,255      32,986
                                          --------   ---------
        Total current liabilities           77,792      83,376
                                          --------   ---------

DEFERRED INCOME TAXES                       35,279      35,954
                                          --------   ---------

LONG-TERM DEBT, less current maturities     97,848     102,567
                                          --------   ---------

OTHER NON-CURRENT LIABILITIES               28,236      27,500
                                          --------   ---------

STOCKHOLDERS' EQUITY:
   5-1/2% convertible preferred stock,
    cumulative, voting without par
    value; authorized 2,000,000 shares;
    issued 796,972 shares in 1997
    and 796,972 shares in 1996              19,924      19,924
   Common stock, $1 par value;
    authorized 15,000,000 shares;
    issued 10,137,306 shares in 1997
    and 10,131,706 shares in 1996           10,137       10,132
   Additional paid-in capital                5,215        5,066
   Cumulative translation adjustments       (6,202)      (4,820)
   Retained earnings (approximately
    $49,382 unrestricted in 1997 and
    $46,689 in 1996)                       109,490      106,513
                                          --------     --------
                                           138,564      136,815
   Less - Treasury stock, at cost            5,581        5,200
                                          --------    ---------
         Stockholders' equity              132,983      131,615
                                          --------    ---------

               Total liabilities and
                stockholders' equity      $372,138    $ 381,012
                                          ========    =========

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated balance sheets.

                                 STEPAN COMPANY
                       CONSOLIDATED STATEMENTS OF INCOME
               For the Three Months Ended March 31, 1997 and 1996
                                   Unaudited


(In Thousands, except per share amounts)      Three Months
                                             Ended March 31
                                          -------------------
                                            1997       1996
                                          --------   --------

NET SALES                                 $139,670   $130,643
Cost of Sales                              115,625    104,768
                                          --------   --------
Gross Profit                                24,045     25,875
                                          --------   --------

Operating Expenses:
   Marketing                                 4,866      4,749
   Administrative                            4,765      5,037
   Research, Development and Technical
    Services                                 4,909      4,792
                                          --------   --------
                                            14,540     14,578
                                          --------   --------

Operating Income                             9,505     11,297

Other Income (Expense):
   Interest, Net                            (1,870)    (1,987)
   Income (Loss) from Equity Joint
    Ventures                                   (96)      (167)
                                          --------   --------
                                            (1,966)    (2,154)
                                          --------   --------

Income Before Income Taxes                   7,539      9,143
Provision for Income Taxes                   3,062      3,508
                                          --------   --------
NET INCOME                                $  4,477   $  5,635
                                          ========   ========


Net Income Per Common Share (Note 3)
      Primary                             $   0.43   $   0.54
                                          ========   ========
      Fully Diluted                       $   0.41   $   0.51
                                          ========   ========

Dividends per Common Share                $ 0.1250   $ 0.1175
                                          ========   ========

Average Common Shares Outstanding            9,839     10,016
                                          ========   ========


The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                                 STEPAN COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 1997 and 1996
                                   Unaudited

(Dollars In Thousands)                     3/31/97    3/31/96
                                          --------   --------

NET CASH FLOW FROM OPERATING ACTIVITIES
   Net income                             $  4,477   $  5,635
   Depreciation and amortization             8,876      8,395
   Deferred revenue recognition               (724)      (641)
   Customer prepayments                      2,000      2,700
   Deferred income taxes                      (599)      (628)
   Non-current environmental and legal
    liabilities                               (540)         -
   Other non-cash items                        284        192
   Changes in Working Capital:
      Receivables, net                         823      1,879
      Inventories                            5,202      3,307
      Accounts payable and accrued
       liabilities                          (5,308)    (8,969)
      Other                                     50        278
                                          --------   --------
         Net Cash Provided by Operating
          Activities                        14,541     12,148
                                           --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES
   Expenditures for property, plant and
    equipment                               (9,332)   (11,285)
   Investment in subsidiaries or joint
    venture                                      -        (50)
   Other non-current assets                    228         80
                                          --------   --------
      Net Cash Used for Investing
       Activities                           (9,104)   (11,255)
                                          --------   --------
CASH FLOWS FROM FINANCING AND OTHER
 RELATED ACTIVITIES
   Revolving debt and notes payable to
    banks, net                              (3,729)     1,101
   Other debt borrowings                         -          -
   Other debt repayments                    (1,247)       (36)
   Sales of treasury stock, net               (381)       320
   Dividends paid                           (1,500)    (1,447)
   Other non-cash items                       (325)        47
                                          --------   --------
      Net Cash Used for Financing and
       Other Related Activities             (7,182)       (15)
                                           --------   --------
NET (DECREASE) INCREASE IN CASH AND
 CASH EQUIVALENTS                           (1,745)       878
CASH AND CASH EQUIVALENTS AT BEGINNING
 OF YEAR                                     4,778      3,148
CASH AND CASH EQUIVALENTS AT END OF       --------   --------
 PERIOD                                   $  3,033   $  4,026
                                          ========   ========
CASH PAID DURING THE PERIOD FOR:
   Interest                               $    855   $  2,573
   Income taxes                           $  1,872   $    786

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                                STEPAN COMPANY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     March 31, 1997 and December 31, 1996
                                   Unaudited


1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     -------------------------------------------

     The condensed consolidated financial statements included herein have been prepared by the company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate and make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the company's latest Annual Report to Stockholders and the Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1996. In the opinion of management all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of Stepan Company as of March 31, 1997, and the consolidated results of operations and cash flows for the three months then ended, have been included.


2.   INVENTORIES
     -----------

     Inventories include the following amounts:
          (Dollars in Thousands)                         3/31/97  12/31/96
                                                         -------  --------
          Inventories valued primarily on LIFO basis -
            Finished products                            $29,952   $30,689
            Raw materials                                 15,088    19,553
                                                         -------   -------
          Total inventories                              $45,040   $50,242
                                                         =======   =======

     If the first-in, first-out (FIFO) inventory valuation method had been used for all inventories, inventory balances would have been approximately $12,900,000 and $12,800,000 higher than reported at March 31, 1997, and December 31, 1996, respectively.

3.   NET INCOME PER COMMON SHARE
     ---------------------------

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

4.   CONTINGENCIES
     -------------

     There are a variety of legal proceedings pending or threatened against the company. Some of these proceedings may result in fines, penalties, judgments or costs being assessed against the company at some future time. The company's operations are subject to extensive local, state and federal regulations, including the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("Superfund") and the Superfund amendments of 1986. The company, and others, have been named as potentially responsible parties at affected geographic sites. As discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in this filing, the company believes that it has made adequate provisions for the costs it may incur with respect to these sites. The company has estimated a range of possible environmental and legal losses from $4.1 million to $26.2 million at March 31, 1997. At March 31, 1997, the company's reserve was $20.5 million for legal and environmental matters compared to $21.0 million at December 31, 1996.

     At certain of the sites, estimates cannot be made of the total costs of compliance, or the company's share of such costs; accordingly, the company is unable to predict the effect thereof on future results of operations. In the event of one or more adverse determinations in any annual or interim period, the impact on results of operations for those periods could be material. However, based upon the company's present belief as to its relative involvement at these sites, other viable entities' responsibilities for cleanup and the extended period over which any costs would be incurred, the company believes that these matters will not have a material effect on the company's financial position. Certain of these matters are discussed in Item 3, Legal Proceedings, in the 1996 Form 10-K Annual Report and in other filings of the company with the Securities and Exchange Commission, which are available upon request from the company.

5.   SUBSEQUENT EVENT
     ----------------

     In April 1997, the company completed its previously announced acquisition of the West Coast anionic surfactant business from Lonza, Inc. The acquisition consists of intangible assets, including customer lists, goodwill, know-how and a non-compete covenant. No manufacturing facilities were included in the agreement.

6.   RECLASSIFICATIONS
     -----------------

     Certain amounts in the 1996 financial statements have been reclassified to conform with the 1997 presentation.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

For the quarter ended March 31, 1997, net cash from operations totaled $14.5 million, an increase of $2.4 million, or 20 percent, over last year's first quarter. The current year increase came as a result of insurance recoveries and working capital improvements, partially offset by lower net income.

For the first quarter of 1997, net income was down by $1.2 million compared to the same quarter in 1996. Insurance recoveries received during the first quarter essentially offset a trade receivable increase which was driven by higher sales compared to the fourth quarter of 1996. Inventories fell by $5.2 million for the current year quarter compared to a decrease of $3.3 million for the first quarter of 1996.

Capital expenditures totaled $9.3 million for the current quarter, down by $2.0 million compared to $11.3 million for the same period in 1996. During April 1997, the company also entered into an agreement to purchase certain portions of the anionic surfactant business of Lonza, Inc., of Fair Lawn, New Jersey.

For the first three months of 1997, total company debt decreased by $5.0 million, to $104.5 million. At quarter-end, the ratio of long-term debt to long-term debt plus shareholders' equity stood at 42.4 percent, down from 43.8 percent as of December 31, 1996.

The company maintains contractual relationships with its domestic banks which provide for $45 million of revolving credit which may be drawn upon as needed for general corporate purposes. At March 31, 1997, the company had $6.5 million outstanding under this revolving credit line. The company also meets short-term liquidity requirements through uncommitted bank lines of credit and bankers' acceptances. The company's foreign subsidiaries maintain committed and uncommitted bank lines of credit in their respective countries to meet working capital requirements as well as to fund capital expenditure programs and acquisitions.

The company anticipates that cash from operations and from committed credit facilities will be sufficient to fund anticipated capital expenditures, dividends, acquisitions, joint venture investments and other planned financial commitments for the foreseeable future.

RESULTS OF OPERATIONS
---------------------

Three Months Ended March 31, 1997 and 1996
------------------------------------------

Net income for the first quarter ended March 31, 1997, was $4.5 million, or $.43 per share, down 20 percent from $5.6 million, or $.54 per share reported for the same quarter a year earlier. Net sales increased seven percent to $139.7 million, from $130.6 million reported last year. Net sales by product group were:

                   (Dollars in Thousands)           Three Months
                                                   Ended March 31
                                           ------------------------------
                                             1997      1996      % Change
                                           --------  --------    --------
                   Net Sales:
                     Surfactants           $107,718  $102,270        +5
                     Polymers                24,928    20,392       +22
                     Specialty Products       7,024     7,981       -12
                                           --------  --------
                        Total              $139,670  $130,643        +7
                                           ========  ========

Surfactants net sales increased due mainly to a nine percent rise in sales volume. Improved domestic sales, most notably for the company's laundry and cleaning product lines, accounted for most of the volume and net sales gains. Foreign operations also contributed to the overall sales volume growth, but the related net sales dipped slightly between years partly as a result of weaker foreign currency exchange rates.

Surfactants gross profit decreased eight percent from $18.9 million for the first quarter of 1996 to $17.3 million for the first quarter of 1997. Both domestic and foreign operations reported lower gross profit. The company's European subsidiaries were the major contributors to a 30 percent fall in foreign gross profit. France reported a 17 percent drop in gross profit principally from the impact of a weaker French franc as well as continued pricing pressures in the European market. Germany reported a loss for the quarter (Stepan Germany was not acquired until the second quarter of 1996). Both Canadian and Mexican gross profits were down on decreased margins. Lower selling prices coupled with recent raw material price increases lowered domestic gross profit despite higher sales volume.

Polymers net sales increased 22 percent on a 13 percent gain in sales volume. All product groups contributed to the improved net sales and volume. Polyurethane systems reported a 66 percent growth in net sales due to 59 percent growth in sales volume. Polyols net sales increased 19 percent due to increased domestic sales volume as well as stronger volumes to major export customers. Improved phthalic anhydride net sales resulted primarily from higher selling prices due to increased raw material costs.

Polymers gross profit increased 17 percent from $4.9 million in the first quarter of 1996 to $5.7 million in the first quarter of 1997. Polyurethane systems contributed most of the increase in gross profit as both sales volumes and margins grew. A shift to a more profitable mix of products caused the growth in systems margins. Polyols gross profit improved in the current quarter due to stronger volume partially offset by increased raw material costs. PA gross profit increased on improved margins and sales volume.

Specialty products net sales were down 12 percent due to a lower sales volume. Gross profit decreased 52 percent on lower volume among higher margin products with the food and pharmaceutical applications.

Operating expenses were down slightly between years due to a five percent decrease in administrative expenses partially offset by a two percent increase in marketing expenses and a two percent increase in research and development expenses.

Interest expense for the quarter decreased six percent primarily as a result of decreased debt levels.

1997 OUTLOOK
------------

The outlook for the remainder of 1997 for both surfactants and polymers is good. Although the first quarter earnings were below those of the prior year's first quarter, the company still believes that the full year result will set an earnings record. Recent surfactant price adjustments appear to have been successful and may compensate for the past increase in raw material prices. The company has also completed its previously announced acquisition of the West Coast surfactant business of Lonza, Inc. This acquisition, as well as other indications of consolidation in the surfactant industry, leaves the company strategically well positioned for growth in the core surfactant business. In addition, continued growth, particularly in global sales of polyurethane polyols, is expected for the polymer group.

ENVIRONMENTAL AND LEGAL MATTERS
-------------------------------

The company is subject to extensive federal, state and local environmental laws and regulations. Although the company's environmental policies and practices are designed to ensure compliance with these laws and regulations, future developments and increasingly stringent environmental regulation could require the company to make additional unforeseen environmental expenditures. The company will continue to invest in the equipment and facilities necessary to comply with existing and future regulations. During the first quarter of 1997, company expenditures for capital projects related to the environment were $2.0 million and should approximate $6 million to $7 million for the full year 1997. These projects are capitalized and typically depreciated over 10 years. Recurring costs associated with the operation and maintenance of facilities for waste treatment and disposal and managing environmental compliance in ongoing operations at our manufacturing locations were $2.0 million for the first three months of 1997. While difficult to project, it is not anticipated that these recurring expenses will increase significantly in the future.

The company has been named by the government as a potentially responsible party at 15 waste disposal sites where cleanup costs have been or may be incurred under the federal Comprehensive Environmental Response, Compensation and Liability Act and similar state statutes. In addition, damages are being claimed against the company in general liability actions for alleged personal injury or property damage in the case of some disposal and plant sites. The company believes that it has made adequate provisions for the costs it may incur with respect to these sites. The company has estimated a range of possible environmental and legal losses from $4.1 million to $26.2 million at March 31, 1997. At March 31, 1997, the company's reserve was $20.5 million for legal and environmental matters compared to $21.0 million at December 31, 1996. During the first three months of 1997, expenditures related to legal and environmental matters approximated $.7 million. At certain of the sites, estimates cannot be made of the total costs of compliance or the company's share of such costs; accordingly, the company is unable to predict the effect thereof on future results of operations. In the event of one or more adverse determinations in any annual or interim period, the impact on results of operations for those periods could be material. However, based upon the company's present belief as to its relative involvement at these sites, other viable entities' responsibilities for cleanup and the extended period over which any costs would be incurred, the company believes that these matters will not have a material effect on the company's financial position. Certain of these matters are discussed in Item 3, Legal Proceedings, in the 1996 Form 10-K Annual Report and in other filings of the company with the Securities and Exchange Commission, which are available upon request from the company.

ACCOUNTING STANDARD
-------------------

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 - Earnings Per Share ("SFAS No. 128"). SFAS 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. SFAS 128 supersedes APB Opinion 15 - Earnings Per Share and replaces primary earnings per share with basic earnings per share. Fully diluted earnings per share is still required but will be titled diluted earnings per share. Had SFAS 128 been adopted in the first quarter of 1997, there would have been no impact on current and prior year quarterly earnings per share. At this time, the company is not able to determine whether SFAS 128 will have a material impact on earnings per share upon adoption in the fourth quarter of 1997.

OTHER
-----

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

Part II                          OTHER INFORMATION
--------------------------------------------------------------------------------
Item 1 - Legal Proceedings

On April 30, 1997, the company received from the U.S. Environmental Protection Agency, Region VIII, Denver, Colorado, a Notice of Request for Information Pursuant to Section 104(e) of CERCLA for the Twins Inn Site in Arvada, Jefferson County. The company has responded to this request for information and based upon the information available to the company at this time, the company does not believe it has any liability with regard to this site. The company has no record of being at this site although it did do business with the operator of the Twin Inns Site, but at a geographically different site which is not part of the Twins Inn investigation.

Item 4 - Submission of Matters to a Vote of Security Holders

     (A) The company's 1996 Annual Meeting of Stockholders was held on May 6, 1997.

     (B) Proxies were solicited by management pursuant to Regulation 14 under the Securities Exchange Act of 1934, there was no solicitation in opposition to management's nominees as listed in the proxy statement, and all such nominees were elected.

     (C) A majority of the outstanding shares voted to ratify the appointment of Arthur Andersen LLP as independent auditors for the company for 1997

                              9,882,856    For
                                 19,523    Against
                                 26,533    Abstentions

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

Date: May 9, 1997