Form 10-Q
period 1997-06-30
STEPAN CO
filed 1997-08-11
CIK 94049

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                            ----------------------

                                   FORM 10-Q

(MARK ONE)
( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

(   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      FOR THE TRANSITION PERIOD FROM                TO
                                     --------------    -------------

                                    1-4462
                            ----------------------
                            Commission File Number

                                STEPAN COMPANY
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

              Edens and Winnetka Road, Northfield, Illinois 60093
--------------------------------------------------------------------------------
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

                                                                  Yes  X  No
                                                                      ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                    Outstanding at July 31, 1997
---------------------------                         ----------------------------
Common Stock, $1 par value                                9,808,000 Shares

Part I                       FINANCIAL INFORMATION
--------------------------------------------------------------------------------
Item 1 - Financial Statements

                                STEPAN COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      June 30, 1997 and December 31, 1996
                                   Unaudited

(Dollars in Thousands)                                                                 6/30/97       12/31/96
                                                                                      --------       --------
ASSETS
------

CURRENT ASSETS:
 Cash and cash equivalents                                                            $  4,182       $  4,778
 Receivables, net                                                                       87,370         85,017
 Inventories (Note 2)                                                                   43,825         50,242
 Deferred income taxes                                                                  10,703         10,703
 Other current assets                                                                    3,192          2,958
                                                                                      --------       --------
   Total current assets                                                               $149,272       $153,698
                                                                                      --------       --------

PROPERTY, PLANT AND EQUIPMENT:
 Cost                                                                                  515,534        497,882
 Less accumulated depreciation                                                         305,673        290,723
                                                                                      --------       --------
   Property, plant and equipment, net                                                  209,861        207,159
                                                                                      --------       --------

OTHER ASSETS                                                                            24,754         20,155
                                                                                      --------       --------

       Total assets                                                                   $383,887       $381,012
                                                                                      ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
 Current maturities of long-term debt                                                 $  4,318       $  6,973
 Accounts payable                                                                       44,136         43,417
 Accrued liabilities                                                                    28,648         32,986
                                                                                      --------       --------
       Total current liabilities                                                        77,102         83,376
                                                                                      --------       --------

DEFERRED INCOME TAXES                                                                   36,860         35,954
                                                                                      --------       --------

LONG-TERM DEBT, less current maturities                                                105,671        102,567
                                                                                      --------       --------

OTHER NON-CURRENT LIABILITIES                                                           28,796         27,500
                                                                                      --------       --------

STOCKHOLDERS' EQUITY:
 5-1/2% convertible preferred stock, cumulative, voting without par value; authorized 2,000,000 shares; issued 796,972 shares in
   1997 and 796,972 shares in 1996                                                      19,924         19,924
 Common stock, $1 par value; authorized 15,000,000 shares;                              10,270         10,132
  issued 10,269,506 shares in 1997 and 10,131,706 shares in 1996
 Additional paid-in capital                                                              6,436          5,066
 Cumulative translation adjustments                                                     (7,022)        (4,820)
 Retained earnings (approximately $51,983 unrestricted in 1997 and $46,689 in 1996)    114,315        106,513
                                                                                      --------       --------

                                                                                       143,923        136,815
 Less - Treasury stock, at cost                                                          8,465          5,200
                                                                                      --------       --------
    Stockholders' equity                                                               135,458        131,615
                                                                                      --------       --------

       Total liabilities and stockholders' equity                                     $383,887       $381,012
                                                                                      ========       ========

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated balance sheets.

                                 STEPAN COMPANY
                       CONSOLIDATED STATEMENTS OF INCOME
           For the Three and Six Months Ended June 30, 1997 and 1996
                                   Unaudited


                                           Three Months Ended     Six Months Ended
(In Thousands, except per share amounts)        June 30               June 30
                                          -----------------------------------------
                                            1997       1996       1997       1996
                                          --------   --------   --------   --------
NET SALES                                 $153,650   $137,926   $293,320   $268,569
Cost of Sales                              126,366    112,896    241,991    217,664
                                          --------   --------   --------   --------
Gross Profit                                27,284     25,030     51,329     50,905
                                          --------   --------   --------   --------

Operating Expenses:
   Marketing                                 5,140      4,788     10,006      9,537
   Administrative                            5,005      5,040      9,770     10,077
   Research, Development and Technical       5,104      4,733     10,013      9,525
    Services                              --------   --------   --------   --------
                                            15,249     14,561     29,789     29,139
                                          --------   --------   --------   --------

Operating Income                            12,035     10,469     21,540     21,766

Other Income (Expense):
   Interest, Net                            (1,900)    (1,732)    (3,770)    (3,719)
   Income (Loss) from Equity Joint             326        (15)       230       (182)
    Ventures                              --------   --------   --------   --------
                                            (1,574)    (1,747)    (3,540)    (3,901)
                                          --------   --------   --------   --------

Income Before Income Taxes                  10,461      8,722     18,000     17,865
Provision for Income Taxes                   4,138      3,549      7,200      7,057
                                          --------   --------   --------   --------
NET INCOME                                $  6,323   $  5,173   $ 10,800   $ 10,808
                                          ========   ========   ========   ========


Net Income Per Common Share (Note 3)
   Primary                                $   0.62   $   0.49   $   1.04   $   1.03
                                          ========   ========   ========   ========
   Fully Diluted                          $   0.57   $   0.46   $   0.98   $   0.97
                                          ========   ========   ========   ========

Dividends per Common Share                $ 0.1250   $ 0.1175   $ 0.2500   $ 0.2350
                                          ========   ========   ========   ========

Average Common Shares Outstanding            9,834     10,028      9,837     10,022
                                          ========   ========   ========   ========


The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                                 STEPAN COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Six Months Ended June 30, 1997 and 1996
                                   Unaudited

(Dollars In Thousands)                                    6/30/97    6/30/96
                                                         --------   --------

NET CASH FLOW FROM OPERATING ACTIVITIES
   Net income                                            $ 10,800   $ 10,808
   Depreciation and amortization                           17,806     16,854
   Deferred revenue recognition                            (1,448)    (1,282)
   Customer prepayments                                     2,292      5,375
   Deferred income taxes                                    1,010        136
   Non-current environmental and legal liabilities         (1,248)        --
   Other non-cash items                                        57        183
   Changes in Working Capital:
      Receivables, net                                     (2,353)    (3,157)
      Inventories                                           6,417      3,233
      Accounts payable and accrued liabilities             (1,919)     1,348
      Other                                                  (234)       511
                                                         --------   --------
         Net Cash Provided by Operating
          Activities                                       31,180     34,009
                                                         --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES
   Expenditures for property, plant and equipment         (21,494)   (23,600)
   Investment in subsidiaries or joint ventures                --     (3,848)
   Other non-current assets                                (4,966)       173
                                                         --------   --------
      Net Cash Used for Investing
       Activities                                         (26,460)   (27,275)
                                                         --------   --------
CASH FLOWS FROM FINANCING AND OTHER
 RELATED ACTIVITIES
   Revolving debt and notes payable to banks, net           8,977       (600)
   Other debt borrowings                                       --      4,098
   Other debt repayments                                   (8,514)    (7,857)
   Purchase of treasury stock, net                         (3,265)      (158)
   Dividends paid                                          (2,998)    (2,891)
   Other non-cash items                                       484       (157)
                                                         --------   --------
      Net Cash Used for Financing and
       Other Related Activities                            (5,316)    (7,565)
                                                         --------   --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                    (596)      (831)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR           $  4,778   $  3,148
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $  4,182   $  2,317

CASH PAID DURING THE PERIOD FOR:
   Interest                                              $  4,202   $  4,793
   Income taxes                                          $  7,917   $  5,880


The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                                 STEPAN COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      June 30, 1997 and December 31, 1996
                                   Unaudited


1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     -------------------------------------------

     The condensed consolidated financial statements included herein have been prepared by the company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate and make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the company's latest Annual Report to Stockholders and the Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1996. In the opinion of management all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of Stepan Company as of June 30, 1997, and the consolidated results of operations for the three and six months then ended and cash flows for the six months then ended, have been included.

2.   INVENTORIES
     -----------

     Inventories include the following amounts:


      (Dollars in Thousands)                     6/30/97   12/31/96
                                                --------  ---------
      Inventories valued primarily on LIFO
       basis -
         Finished products                      $ 26,694  $  30,689
         Raw materials                            17,131     19,553
                                                --------  ---------
      Total inventories                         $ 43,825  $  50,242
                                                ========  =========

     If the first-in, first-out (FIFO) inventory valuation method had been used for all inventories, inventory balances would have been approximately $13,000,000 and $12,800,000 higher than reported at June 30, 1997, and December 31, 1996, respectively.

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

4.   CONTINGENCIES
     -------------

     There are a variety of legal proceedings pending or threatened against the company. Some of these proceedings may result in fines, penalties, judgments or costs being assessed against the company at some future time. The company's operations are subject to extensive local, state and federal regulations, including the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("Superfund") and the Superfund amendments of 1986. The company, and others, have been named as potentially responsible parties at affected geographic sites. As discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in this filing, the company believes that it has made adequate provisions for the costs it may incur with respect to these sites. The company has estimated a range of possible environmental and legal losses from $4.1 million to $25.8 million at June 30, 1997. At June 30, 1997, the company's reserve was $19.8 million for legal and environmental matters compared to $21.0 million at December 31, 1996.

     For certain sites, estimates cannot be made of the total costs of compliance, or the company's share of such costs; accordingly, the company is unable to predict the effect thereof on future results of operations. In the event of one or more adverse determinations in any annual or interim period, the impact on results of operations for those periods could be material. However, based upon the company's present belief as to its relative involvement at these sites, other viable entities' responsibilities for cleanup and the extended period over which any costs would be incurred, the company believes that these matters will not have a material effect on the company's financial position. Certain of these matters are discussed in Part II Item 1, of this filing, in Item 3, Legal Proceedings, in the 1996 Form 10-K Annual Report and in other filings of the company with the Securities and Exchange Commission, which are available upon request from the company.

5.   ACQUISITION
     -----------

     In April 1997, the company acquired the west coast anionic surfactant business from Lonza, Inc. The acquisition consisted of intangible assets, including customer lists, goodwill, know-how and a non-compete covenant. No manufacturing facilities were included in the agreement. The acquisition enables the company to significantly strengthen its market share in the personal care market on the west coast.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

For the first half of 1997, net cash from operations totaled $31.2 million, a decrease of $2.8 million, or 8 percent, from last year's first half total. Current period customer prepayments credited to deferred revenue have totaled $2.3 million for 1997, compared to $5.4 million recorded for the same period in 1996, a $3.1 million decrease from year to year. During 1997, changes in working capital have resulted in a $1.9 million source of cash, virtually the same as for the first half of 1996.

Capital expenditures totaled $21.5 million for the current year first half, down by $2.1 million compared to $23.6 million for the comparable 1996 period.
During 1997, the company purchased certain portions of the anionic surfactant business of Lonza, Inc., of Fair Lawn, New Jersey. During 1996, investing activities included purchase of the Shell sulfonation facility in Cologne, Germany.

Since December 31, 1996, total company debt has increased by $0.4 million, to $110.0 million. At June 30, 1997, the ratio of long-term debt to long-term debt plus shareholders' equity stood at 43.8 percent, unchanged from December 31, 1996.

The company maintains contractual relationships with its domestic banks which provide for $45 million of revolving credit which may be drawn upon as needed for general corporate purposes. At June 30, 1997, the company had $18.0 million outstanding under this revolving credit line. The company also meets short-term liquidity requirements through uncommitted bank lines of credit and bankers' acceptances. The company's foreign subsidiaries maintain committed and uncommitted bank lines of credit in their respective countries to meet working capital requirements as well as to fund capital expenditure programs and acquisitions.

The company anticipates that cash from operations and from committed credit facilities will be sufficient to fund anticipated capital expenditures, dividends, acquisitions, joint venture investments and other planned financial commitments for the foreseeable future.

RESULTS OF OPERATIONS
---------------------

Three Months Ended June 30, 1997 and 1996
-----------------------------------------

Net income for the second quarter ended June 30, 1997, was a record $6.3 million, or $.62 per share, up 21 percent from the $5.2 million, or $.49 per share reported for the same quarter a year earlier. Net sales rose 11 percent to $153.7 million, from $137.9 million reported last year. Net sales by product group were:


      (Dollars in Thousands)             Three Months
                                        Ended June 30
                              --------------------------------
                                  1997       1996     % Change
                                ---------  ---------  --------
      Net Sales:
          Surfactants            $116,595   $102,650       +14
          Polymers                 29,458     27,022        +9
          Specialty Products        7,597      8,254        -8
                                 --------   --------
               Total             $153,650   $137,926       +11
                                 ========   ========

Surfactants net sales increased due to a 24 percent climb in sales volume. A 26 percent improvement in domestic sales volume, principally attributable to the company's laundry and cleaning and personal care product lines, accounted for most of the increase. Foreign sales also grew between quarters due to a 14 percent increase in sales volume, somewhat offset by weaker foreign currency exchange rates.

Surfactants gross profit increased 19 percent from $17.3 million for the second quarter of 1996 to $20.6 million for the second quarter of 1997. Domestic operations which reported a 24 percent increase in gross profit accounted for most of the gain on strong volume increases as noted above. Despite increased sales volume, foreign gross profit improved only slightly due principally to decreased margins and to continued losses for the German operation. Germany, which was acquired during the second quarter of 1996, reported results for a full quarter in 1997 compared to only two months in 1996.

Polymers net sales rose nine percent due primarily to a 23 percent increase in polyurethane systems sales volume and a 14 percent increase in polyurethane polyols sales volume. Phthalic anhydride (PA) sales volume fell nine percent due to greater internal use in the manufacture of polyols.

Polymers gross profit of $5.9 million remained flat from that of the prior year's quarter. Improved gross profit from polyurethane systems and polyurethane polyols was offset by a 28 percent decrease in P.A. earnings. Gross profit for polyurethane systems improved on higher sales volume and margins. A shift to a more profitable mix of products caused the growth in systems' margins. Polyols gross profit grew by 10 percent on higher sales volume partially offset by increased raw material costs. PA's gross profit decline resulted from lower sales volume and margins. A drop in selling prices, necessitated by competitive situations, led to PA's margin decline.

Specialty products net sales were down on decreased volume. Gross profit also decreased from $1.8 million to $.8 million on lower volume and decreased margins.

Operating expenses for the second quarter rose five percent from the same quarter a year ago. Marketing expenses rose seven percent due to higher salaries, fringe benefits and bad debt expenses, while research and development expenses increased eight percent on increased salaries and fringe benefits. Administrative expenses were relatively unchanged from the same quarter a year ago.

Interest expense for the quarter increased 10 percent compared to the same quarter last year. The increase in interest expense was precipitated by a decrease in the amount of interest capitalized as part of long term construction projects. Average debt levels for the quarter have declined.

Six Months Ended June 30, 1997 and 1996
---------------------------------------

Net income for the first six months ended June 30, 1997, was $10.8 million, or $1.04 per share, compared to $10.8 million, or $1.03 per share reported for the same period a year earlier. Net sales increased nine percent to $293.3 million from $268.6 million reported last year. Net sales by product group were:


        (Dollars in Thousands)              Six Months
                                          Ended June 30
                                 --------------------------------
                                    1997       1996     % Change
                                 ---------  ---------  ----------
        Net Sales:
            Surfactants            $224,313   $204,920        +9
            Polymers                 54,386     47,414       +15
            Specialty Products       14,621     16,235       -10
                                   --------   --------
                 Total             $293,320   $268,569        +9
                                   ========   ========

Surfactants net sales increased $19.4 million or nine percent for the first six months of 1997 compared to a year earlier. Domestic operations accounted for most of the increase, posting 11 percent and 17 percent rises in net sales and volume, respectively. Greater demand for the company's laundry and cleaning and personal care products caused most of the sales volume improvement. Foreign operations reported slightly higher sales on an 11 percent increase in sales volume. Despite the foreign volume increases, overall sales results were dampened due to the impact of weaker foreign currency exchange rates, particularly in France.

Surfactants gross profit increased five percent from $36.2 million to $38.0 million for the first six months of 1997. The increase was attributable to domestic operations which reported a 10 percent rise in gross profit. The domestic increase was driven principally from increased sales volumes, partly dampened by lower profit margins as a result of a change in sales mix between years. Offsetting a portion of the domestic increase was a decrease in foreign gross profit mainly attributable to weaker margins amongst all subsidiaries and to the recording of six months of German operations losses in 1997 compared to two months of post acquisition losses in 1996.

Polymers net sales increased $7.0 million or 15 percent from the same period a year earlier. Sales of polyurethane polyols increased on 17 percent stronger volume. Polyurethane systems sales improved as a result of a 37 percent increase in volume coupled with a slight increase in average selling price. The improved pricing was mainly due to a shift in sales mix to higher margin products. Despite a four percent decrease in sales volume, sales of phthalic anhydride (PA) were relatively unchanged from a year ago due to a five percent increase in average selling price. Higher selling prices were precipitated by the pass through of increased raw material costs.

Polymers gross profit rose $.8 million or seven percent to $11.6 million compared to $10.8 million recorded a year ago. The gross profit increase was mainly due to improved results for polyurethane systems attributable to increased sales volume and margins. Consistent with the increase in selling price, a shift in product mix drove the increase in margins. Despite the sales and volume increases for polyurethane polyols noted above, gross profit increased modestly due to higher raw material costs. Reduced PA gross profit resulted from decreased volumes and margins.

Specialty products net sales for the first six months were down on reduced sales volume. Gross profit declined $2.1 million to $1.8 million as a result of the lower sales volumes.

Operating expenses for the first six months increased a moderate $.7 million or two percent, reflecting increases in marketing and research and development expenses. Consistent with the quarter increase, marketing expenses were up five percent primarily due to increased salaries, fringe benefits and bad debt expenses, while research and development expenses were up five percent on higher salaries and fringe benefits. Administrative expenses decreased three percent due to lower travel and entertainment expenses.

Interest expense for the first six months remained relatively consistent with that of a year ago as a result of a decrease in capitalized interest on long term construction projects being offset by a decrease in interest expense on debt.

1997 OUTLOOK
------------

The company, led by the continued strength of its core surfactant business, remains on target for another record year. Increases in surfactant sales volume, which drove second quarter record earnings, are anticipated to continue. Margins, which eroded in 1996, also appear to be on the upswing. The Philippine joint venture has reported profits for the first half of 1997 and should continue to do so for the remainder of the year.

ENVIRONMENTAL AND LEGAL MATTERS
-------------------------------

The company is subject to extensive federal, state and local environmental laws and regulations. Although the company's environmental policies and practices are designed to ensure compliance with these laws and regulations, future developments and increasingly stringent environmental regulation could require the company to make additional unforeseen environmental expenditures. The company will continue to invest in the equipment and facilities necessary to comply with existing and future regulations. During the first six months of 1997, company expenditures for capital projects related to the environment were $3.8 million and should approximate $6.0 million to $7.0 million for the full year 1997. These projects are capitalized and typically depreciated over 10 years. Recurring costs associated with the operation and maintenance of facilities for waste treatment and disposal and managing environmental compliance in ongoing operations at our manufacturing locations were $3.6 million for the first six months of 1997. While difficult to project, it is not anticipated that these recurring expenses will increase significantly in the future.

The company has been named by the government as a potentially responsible party at 16 waste disposal sites where cleanup costs have been or may be incurred under the federal Comprehensive Environmental Response, Compensation and Liability Act and similar state statutes. In addition, damages are being claimed against the company in general liability actions for alleged personal injury or property damage in the case of some disposal and plant sites. The company believes that it has made adequate provisions for the costs it may incur with respect to these sites. The company has estimated a range of possible environmental and legal losses from $4.1 million to $25.8 million at June 30, 1997. At June 30, 1997, the company's reserve was $19.8 million for legal and environmental matters compared to $21.0 million at December 31, 1996. During the first six months of 1997, expenditures related to legal and environmental matters approximated $1.6 million. For certain sites, estimates cannot be made of the total costs of compliance or the company's share of such costs; accordingly, the company is unable to predict the effect thereof on future results of operations. In the event of one or more adverse determinations in any annual or interim period, the impact on results of operations for those periods could be material. However, based upon the company's present belief as to its relative involvement at these sites, other viable entities' responsibilities for cleanup and the extended period over which any costs would be incurred, the company believes that these matters will not have a material effect on the company's financial position. Certain of these matters are discussed in Part II, Item 1, Legal Proceedings, of this filing, in Item 3, Legal Proceedings, in the 1996 Form 10-K Annual Report and in other filings of the company with the Securities and Exchange Commission, which filings are available upon request from the company.

ACCOUNTING STANDARD
-------------------

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 - Earnings Per Share ("SFAS No. 128"). SFAS 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. SFAS 128 supersedes APB Opinion 15 - Earnings Per Share and replaces primary earnings per share with basic earnings per share. Fully diluted earnings per
share is still required but will be titled diluted earnings per share.   Had
SFAS 128 been adopted in the second quarter of 1997, there would have been an immaterial impact on current year and no impact on prior year quarterly earnings per share. At this time, the company is not able to determine whether SFAS 128 will have a material impact on earnings per share upon adoption in the fourth quarter of 1997.

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

Part II                        OTHER INFORMATION
--------------------------------------------------------------------------------
Item 1 - Legal Proceedings

On June 15, 1997 the company received a Section 107(e) letter from the United States Environmental Protection Agency, Atlanta, Georgia, (USEPA) requesting information about the company's use of a site entitled, Memphis Container Drum Site (Tri-State Drums), located in Memphis, Shelby County, Tennessee, to dispose of waste. The company has no record of using this particular site and so informed the USEPA. At this time, the company can not estimate what its liabilities of this site will be, if any.

Reference is made to the company's report Form 10-K for the year ended December 31, 1996, and the reference to the insurance recovery action entitled Stepan v. Admiral. The company has settled with the last remaining defendant in this case, and as such, this action has now been dismissed. The company's insurance recovery action in New Jersey continues to be prosecuted.

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

Date: August 6, 1997