Form 10-Q
period 1997-09-30
STEPAN CO
filed 1997-11-13
CIK 94049

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                            ----------------------

                                   FORM 10-Q

(MARK ONE)
(X)       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE TRANSITION PERIOD FROM             TO
                                         -----------    ----------


                                    1-4462
                           ------------------------
                            Commission File Number


                                STEPAN COMPANY
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            Delaware                                            36 1823834
--------------------------------                          ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)


             Edens and Winnetka Road,  Northfield, Illinois 60093
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


Registrant's telephone number                                 (847) 446-7500
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

                                                          Yes  X      No
                                                              ---        ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                              Outstanding at October  31, 1997
--------------------------------                --------------------------------

Common Stock, $1 par value                               9,822,00 Shares

Part I                       FINANCIAL INFORMATION
--------------------------------------------------------------------------------
Item 1  -  Financial Statements

                                 STEPAN COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    September 30, 1997 and December 31, 1996
                                   Unaudited

(Dollars in Thousands)                                       9/30/97   12/31/96
                                                             --------  --------
ASSETS
------
CURRENT ASSETS:
  Cash and cash equivalents                                  $  2,819  $  4,778
  Receivables, net                                             84,336    85,017
  Inventories (Note 2)                                         47,126    50,242
  Deferred income taxes                                        10,703    10,703
  Other current assets                                          3,444     2,958
                                                             --------  --------
    Total current assets                                     $148,428  $153,698
                                                             --------  --------

PROPERTY, PLANT AND EQUIPMENT:
  Cost                                                        523,355   497,882
  Less accumulated depreciation                               313,970   290,723
                                                             --------  --------
    Property, plant and equipment, net                        209,385   207,159
                                                             --------  --------
OTHER ASSETS                                                   23,352    20,155
                                                             --------  --------
    Total assets                                             $381,165  $381,012
                                                             ========  ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Current maturities of long-term debt                       $  4,311  $  6,973
  Accounts payable                                             40,571    43,417
  Accrued liabilities                                          32,378    32,986
                                                             --------  --------
    Total current liabilities                                  77,260    83,376
                                                             --------  --------
DEFERRED INCOME TAXES                                          37,822    35,954
                                                             --------  --------
LONG-TERM DEBT, less current maturities                       100,870   102,567
                                                             --------  --------
OTHER NON-CURRENT LIABILITIES                                  27,701    27,500
                                                             --------  --------
STOCKHOLDERS' EQUITY:
  5-1/2% convertible preferred stock, cumulative, voting
   without par  value; authorized 2,000,000 shares; issued
   795,672 shares in 1997 and 796,972 shares in 1996           19,892    19,924
  Common stock, $1 par value; authorized 15,000,000 shares;
   issued 10,310,690 shares in 1997 and 10,131,706 shares
   in 1996                                                     10,311    10,132
  Additional paid-in capital                                    6,979     5,066
  Cumulative translation adjustments                           (6,853)   (4,820)
  Retained earnings (approximately $53,775 unrestricted in
   1997 and $46,689 in 1996)                                  118,965   106,513
                                                             --------  --------
                                                              149,294   136,815
  Less - Treasury stock, at cost                               11,782     5,200
                                                             --------  --------
    Stockholders' equity                                      137,512   131,615
                                                             --------  --------
      Total liabilities and stockholders' equity             $381,165  $381,012
                                                             ========  ========

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated balance sheets.

                                 STEPAN COMPANY
                       CONSOLIDATED STATEMENTS OF INCOME
        For the Three and Nine Months Ended September 30, 1997 and 1996
                                   Unaudited

(In Thousands,                           Three Months Ended  Nine Months Ended
 except per share amounts)                  September 30        September 30
                                         ------------------  ------------------
                                           1997      1996      1997     1996
                                         --------  --------  --------  --------
NET SALES                                $146,502  $137,922  $439,822  $406,491
Cost of Sales                             118,197   115,680   360,188   333,344
                                         --------  --------  --------  --------
Gross Profit                               28,305    22,242    79,634    73,147
                                         --------  --------  --------  --------
Operating Expenses:
   Marketing                                4,724     5,104    14,730    14,641
   Administrative                           4,447     2,171    14,217    12,248
   Research, Development
    and Technical Services                  4,889     5,043    14,902    14,568
                                         --------  --------  --------  --------
                                           14,060    12,318    43,849    41,457
                                         --------  --------  --------  --------
Operating Income                           14,245     9,924    35,785    31,690
Other Income (Expense):
   Interest, Net                           (1,855)   (1,643)   (5,625)   (5,362)
   Loss from Equity Joint Ventures         (1,428)     (741)   (1,198)     (923)
                                         --------  --------  --------  --------
                                           (3,283)   (2,384)   (6,823)   (6,285)
                                         --------  --------  --------  --------
Income Before Income Taxes                 10,962     7,540    28,962    25,405
Provision for Income Taxes                  4,819     3,338    12,019    10,395
                                         --------  --------  --------  --------
NET INCOME                               $  6,143  $  4,202  $ 16,943  $ 15,010
                                         ========  ========  ========  ========
Net Income Per Common Share (Note 3)
   Primary                               $   0.60  $   0.39  $   1.64  $   1.42
                                         ========  ========  ========  ========
   Fully Diluted                         $   0.55  $   0.38  $   1.53  $   1.35
                                         ========  ========  ========  ========
Dividends per Common Share               $ 0.1250  $ 0.1175  $ 0.3750  $ 0.3525
                                         ========  ========  ========  ========
Average Common Shares Outstanding           9,821    10,007     9,832    10,017
                                         ========  ========  ========  ========

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                                STEPAN COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Nine Months Ended September 30, 1997 and 1996
                                   Unaudited

(Dollars In Thousands)                                                                       9/30/97         9/30/96
                                                                                            --------        --------
NET CASH FLOW FROM OPERATING ACTIVITIES
   Net income                                                                               $ 16,943        $ 15,010
   Depreciation and amortization                                                              26,656          24,716
   Deferred revenue recognition                                                               (2,529)         (1,923)
   Customer prepayments                                                                        2,292           5,475
   Deferred income taxes                                                                       1,961              88
   Non-current environmental and legal liabilities                                              (498)             --
   Other non-cash items                                                                          944             746
   Changes in Working Capital:
      Receivables, net                                                                           681          (5,290)
      Inventories                                                                              3,116           7,861
      Accounts payable and accrued liabilities                                                (2,518)          1,039
      Other                                                                                     (486)            191
                                                                                            --------        --------
         Net Cash Provided by Operating Activities                                            46,562          47,913
                                                                                            --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES
   Expenditures for property, plant and equipment                                            (29,570)        (35,326)
   Investment in subsidiaries or joint ventures                                                   --          (3,848)
   Other non-current assets                                                                   (4,938)            243
                                                                                            --------        --------
      Net Cash Used for Investing Activities                                                 (34,508)        (38,931)
                                                                                            --------        --------
CASH FLOWS FROM FINANCING AND OTHER RELATED ACTIVITIES
   Revolving debt and notes payable to banks, net                                              5,326           2,200
   Other debt borrowings                                                                          --           3,947
   Other debt repayments                                                                      (9,671)         (9,190)
   Purchase of treasury stock, net                                                            (6,582)           (802)
   Dividends paid                                                                             (4,491)         (4,333)
   Other non-cash items                                                                        1,405             (32)
                                                                                            --------        --------
      Net Cash Used for Financing and Other Related Activities                               (14,013)         (8,210)
                                                                                            --------        --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                          (1,959)            772
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                                 4,778           3,148
                                                                                            --------        --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                  $  2,819        $  3,920
                                                                                            ========        ========

CASH PAID DURING THE PERIOD FOR:
   Interest                                                                                 $  5,236        $  7,454
   Income taxes                                                                             $ 12,054        $  8,559

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                                STEPAN COMPANY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   September 30, 1997 and December 31, 1996
                                   Unaudited


1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     -------------------------------------------

     The condensed consolidated financial statements included herein have been prepared by the company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate and make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the company's latest Annual Report to Stockholders and the Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1996. In the opinion of management all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of Stepan Company as of September 30, 1997, and the consolidated results of operations for the three and nine months then ended and cash flows for the nine months then ended, have been included.

2.   INVENTORIES
     -----------

     Inventories include the following amounts:

          (Dollars in Thousands)                        9/30/97    12/31/96
                                                        --------   ---------
          Inventories valued primarily on LIFO basis -
            Finished products                           $29,158    $30,689
            Raw materials                                17,968     19,553
                                                        -------    -------
          Total inventories                             $47,126    $50,242
                                                        =======    =======

     If the first-in, first-out (FIFO) inventory valuation method had been used for all inventories, inventory balances would have been approximately $12,500,000 and $12,800,000 higher than reported at September 30, 1997, and December 31, 1996, respectively.

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

4.   CONTINGENCIES
     -------------

     There are a variety of legal proceedings pending or threatened against the company. Some of these proceedings may result in fines, penalties, judgments or costs being assessed against the company at some future time. The company's operations are subject to extensive local, state and federal regulations, including the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("Superfund") and the Superfund amendments of 1986. The company, and others, have been named as potentially responsible parties at affected geographic sites. As discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in this filing, the company believes that it has made adequate provisions for the costs it may incur with respect to these sites. The company has estimated a range of possible environmental and legal losses from $4.1 million to $25.8 million at September 30, 1997. At September 30, 1997, the company's reserve was $20.5 million for legal and environmental matters compared to $21.0 million at December 31, 1996.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

For the first three quarters of 1997, net cash from operations totaled $46.6 million, a decrease of $1.4 million, or three percent, from last year's first three quarters total. Current period customer prepayments credited to deferred revenue have totaled $2.3 million for 1997, compared to $5.5 million recorded for the same period in 1996, a $3.2 million decrease from year to year. During 1997, changes in working capital have resulted in a $0.8 million source of cash compared to $3.8 million for the same period in 1996.

Capital expenditures totaled $29.6 million for the current year-to-date, down by $5.7 million, or 16 percent, from $35.3 million for the comparable 1996 period. During 1997, the company purchased certain portions of the anionic surfactant business of Lonza, Inc., of Fair Lawn, New Jersey. During 1996, investing activities included the purchase of the Shell sulfonation facility in Cologne, Germany.

Since last year-end, total company debt has decreased by $4.4 million, to $105.2 million. At September 30, 1997, the ratio of long-term debt to long-term debt plus shareholders' equity stood at 42.3 percent, down from 43.8 percent as of December 31, 1996.

The company maintains contractual relationships with its domestic banks which provide for $45 million of revolving credit which may be drawn upon as needed for general corporate purposes. At September 30, 1997, the company had $15.8 million outstanding under this revolving credit line. The company also meets short-term liquidity requirements through uncommitted bank lines of credit and bankers' acceptances. The company's foreign subsidiaries maintain committed and uncommitted bank lines of credit in their respective countries to meet working capital requirements as well as to fund capital expenditure programs and acquisitions.

The company anticipates that cash from operations and from committed credit facilities will be sufficient to fund anticipated capital expenditures, dividends, acquisitions, joint venture investments and other planned financial commitments for the foreseeable future.

RESULTS OF OPERATIONS
---------------------

Three Months Ended September 30, 1997 and 1996
----------------------------------------------

Net income for the third quarter ended September 30, 1997, was $6.1 million, or $.60 per share, up 46 percent from the $4.2 million, or $.39 per share reported for the same quarter a year earlier.

The 1997 results included a charge of $2.1 million ($.21 per share) for exchange losses related to the devaluation of the Philippine peso. Net sales rose six percent to $146.5 million, from $137.9 million reported last year. Net sales by product group were:

(Dollars in Thousands)                                    Three Months
                                                       Ended September 30
                                               -----------------------------------
                                                 1997          1996       % Change
                                                 ----          ----       --------
Net Sales:
    Surfactants                                 $110,397      $100,611      +10
    Polymers                                      28,449        29,851       -5
    Specialty Products                             7,656         7,460       +3
                                                --------      --------
         Total                                  $146,502      $137,922       +6
                                                ========      ========

Surfactants net sales increased due to a 13 percent growth in sales volume. A 16 percent improvement in domestic sales volume, principally attributable to the company's laundry and cleaning and personal care product lines, accounted for the increase. Domestic volume benefited from the second quarter acquisition of Lonza, Inc.'s west coast anionic surfactant business. Weaker currency exchange rates, particularly for France and Germany, and a one percent fall in sales volume caused a decline in foreign operations' net sales.

Surfactants gross profit climbed 48 percent to $20.2 million for the third quarter of 1997 from $13.6 million for the same quarter of 1996. A strong domestic performance led by improved sales volume and product mix accounted for the rise in profit. Foreign gross profit slipped between quarters as a result of decreased margins and sales volume.

Polymers net sales fell five percent due primarily to a nine percent drop in sales volume. Polyurethane polyols and phthalic anhydride (PA) reported 13 percent and eight percent declines in volume, respectively. The loss of a large customer caused the polyol decrease. Unusually high 1996 third quarter volume, due to the extended maintenance shutdown of a competitor, contributed to the PA difference. Polyurethane systems net sales and volume were up between quarters.

Polymers gross profit of $6.0 million for the third quarter of 1997 decreased 19 percent from third quarter 1996 profits of $7.4 million. Reduced volumes and margins led to profit declines for both polyols and PA. Polyol margins were down as a result of higher raw material costs. Price reductions necessitated by competitive situations led to PA's margin drop. Despite increased volumes, polyurethane systems earnings slipped due to lower margins.

Specialty products net sales were up three percent on decreased volume. Gross profit grew to $2.1 million for the third quarter of 1997 from $1.2 million for last year's third quarter.

Losses for the company's equity joint ventures grew between quarters to $1.4 million in 1997 from $.7 million in 1996. Exchange losses in the amount of $2.1 million for the Philippine joint venture led to the increased loss. Excluding the exchange loss, the venture posted positive earnings from operations.

Operating expenses for the third quarter rose $1.7 million or 14 percent from the same quarter a year ago. Administrative expenses increased by $2.3 million between quarters. The prior year quarter included the recovery of $3.3 million of insurance costs related to environmental risks. Marketing and research expenses were both down from the third quarter of 1996.

Interest expense grew by 13 percent due to a decline in interest capitalized as part of long-term construction projects.

Nine Months Ended September 30, 1997 and 1996
---------------------------------------------

Net income for the nine months ended September 30, 1997, was $16.9 million, or $1.64 per share, compared to $15.0 million, or $1.42 per share reported for the same period a year earlier. The 1997 results included a third quarter charge of $2.1 million ($.21 per share) for exchange losses related to the devaluation of the Philippine peso. Net sales increased eight percent to $439.8 million from $406.5 million reported last year. Net sales by product group were:

(Dollars in Thousands)                                    Nine Months
                                                      Ended September 30
                                                ----------------------------------
                                                  1997          1996      % Change
                                                  ----          ----      --------
Net Sales:
    Surfactants                                 $334,710      $305,531       +10
    Polymers                                      82,835        77,265        +7
    Specialty Products                            22,277        23,695        -6
                                                --------      --------
          Total                                 $439,822      $406,491        +8
                                                ========      ========

Surfactants net sales increased $29.2 million or 10 percent for the first nine months of 1997 compared to a year earlier. A 15 percent climb in sales volume led to higher net sales. Domestic operations accounted for most of the dollar and volume increases, reporting improvements of 12 percent and 17 percent, respectively. Domestically, the company benefited from the second quarter acquisition of Lonza, Inc.'s west coast anionic surfactant business. The benefits were seen most prominently in strong demand for laundry and cleaning and personal care products. Despite a seven percent rise in sales volume, foreign net sales declined one percent due primarily to weaker foreign currency exchange rates, particularly for the French franc.

Surfactants gross profit increased 17 percent to $58.2 million for the first nine months of 1997 from $49.8 million for the same period of 1996. A 25 percent increase in domestic operations gross profit accounted for the improved overall surfactants result. Increased volumes coupled with improved product mix drove the rise in domestic profits. Weaker margins due to tough foreign competition, particularly in Europe, led to lower foreign earnings.

Polymers net sales rose seven percent between years. Increased average selling prices, due largely to the passing on of raw material price increases, and a two percent sales volume increase caused the rise in sales. Polyurethane systems and polyurethane polyols posted volume improvements of 26 percent and five percent, respectively. Phthalic anhydride (PA) sales volume fell five percent due principally to increased internal requirements for the first half of 1997 and to unusually high 1996 third quarter volume resulting from the extended maintenance shutdown of a competitor.

Polymers gross profit decreased $.6 million or three percent to $17.6 million compared to $18.2 million recorded a year ago. Reduced margins, notably for PA and polyols, more than offset the polymer sales volume gain. PA's margin drop resulted from pricing cuts made to meet competitive situations. Higher raw material costs, which could only be partially passed along to customers, caused the decrease in polyols margins. Polyurethane systems posted higher margins on a shift to a more profitable sales mix.

Specialty products net sales decreased six percent on a 12 percent drop in sales volume. Gross profit fell 25 percent to $3.8 million in 1997 from $5.2 million in 1996. Lower sales volume and reduced margins generated the decline in profits.

Losses for the company's equity joint ventures grew between years to $1.2 million in 1997 from $.9 million in 1996. Third quarter exchange losses in the amount of $2.1 million for the Philippine joint venture led to the increased loss. Excluding the reported exchange loss, the venture posted positive earnings from operations.

Operating expenses for the first nine months increased $2.4 million or six percent. Administrative expenses climbed $2.0 million between years. The prior year results included the third quarter recovery of $3.3 million of insurance costs related to environmental risks. Lower 1997 travel expenses and consulting fees partially offset the impact of the 1996 insurance recoveries. Research and development and marketing expenses were up two percent and one percent, respectively, from those reported a year earlier.

Interest expense for the first nine months was up five percent from year to year due primarily to a decrease in interest capitalized on long-term construction projects.

1997 OUTLOOK
------------

The company expects strong fourth quarter earnings to lead to a third consecutive record year. The core surfactant business is operating at high utilization levels with an improved product mix, and any further devaluation of the Philippine peso will hopefully not be of the magnitude already recorded. The favorable surfactant performance is expected to be tempered by lower polymer earnings.

ENVIRONMENTAL AND LEGAL MATTERS
-------------------------------

The company is subject to extensive federal, state and local environmental laws and regulations. Although the company's environmental policies and practices are designed to ensure compliance with these laws and regulations, future developments and increasingly stringent environmental regulation could require the company to make additional unforeseen environmental expenditures. The company will continue to invest in the equipment and facilities necessary to comply with existing and future regulations. During the first nine months of 1997, company expenditures for capital projects related to the environment were $4.7 million and should approximate $6.5 million to $7.5 million for the full year 1997. These projects are capitalized and typically depreciated over 10 years. Recurring costs associated with the operation and maintenance of facilities for waste treatment and disposal and managing environmental compliance in ongoing operations at our manufacturing locations were $5.3 million for the first nine months of 1997. While difficult to project, it is not anticipated that these recurring expenses will increase significantly in the future.

The company has been named by the government as a potentially responsible party at 17 waste disposal sites where cleanup costs have been or may be incurred under the federal Comprehensive Environmental Response, Compensation and Liability Act and similar state statutes. In addition, damages are being claimed against the company in general liability actions for alleged personal injury or property damage in the case of some disposal and plant sites. The company believes that it has made adequate provisions for the costs it may incur with respect to these sites. The company has estimated a range of possible environmental and legal losses from $4.1 million to $25.8 million at September 30, 1997. At September 30, 1997, the company's reserve was $20.5 million for legal and environmental matters compared to $21.0 million at December 31, 1996. During the first nine months of 1997, expenditures related to legal and environmental matters approximated $2.3 million. For certain sites, estimates cannot be made of the total costs of compliance or the company's share of such costs; accordingly, the company is unable to predict the effect thereof on future results of operations. In the event of one or more adverse determinations in any annual or interim period, the impact on results of operations for those periods could be material. However, based upon the company's present belief as to its relative involvement at these sites, other viable entities' responsibilities for cleanup and the extended period over which any costs would be incurred, the company believes that these matters will not have a material effect on the company's financial position. Certain of these matters are discussed in Item 3, Legal Proceedings, in the 1996 Form 10-K Annual Report and in other filings of the company with the Securities and Exchange Commission, which are available upon request from the company.

ACCOUNTING STANDARD
-------------------

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 - Earnings Per Share (SFAS 128). SFAS 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. SFAS 128 supersedes APB Opinion 15 - Earnings Per Share and replaces primary earnings per share with basic earnings per share. Fully diluted earnings per share is still required but will be titled diluted earnings per share. Had SFAS 128 been adopted in the third quarter of 1997, there would have been an immaterial impact on current year and no impact on prior year quarterly earnings per share. At this time, the company is not able to determine whether SFAS 128 will have a material impact on earnings per share upon adoption in the fourth quarter of 1997.

OTHER
-----

Except for the historical information contained herein, the matters discussed in this document, and in particular the information included in the Outlook section, are forward looking statements that involve risks and uncertainties. The results achieved this quarter are not necessarily an indication of future prospects for the company. Actual results in future quarters may differ materially. Potential risks and uncertainties include, among others, fluctuations in the volume and timing of product orders, changes in demand for the company's products, changes in technology, continued competitive pressures in the marketplace, availability of raw materials, and general economic conditions.

Part II                   OTHER INFORMATION
-------------------------------------------------------------

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

Date:  November 11, 1997