Form 10-K
period 1997-12-31
STEPAN CO
filed 1998-03-30
CIK 94049

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------
                                   FORM 10-K
(MARK
ONE)

  [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                      OR

  [_]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE TRANSITION PERIOD FROM TO

                          COMMISSION FILE NO. 1-4462

                               ----------------
                                STEPAN COMPANY
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
               Delaware                              36-1823834
-------------------------------------     -------------------------------------
    (State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization)             Identification Number)


       Edens and Winnetka Road,
         Northfield, Illinois                           60093
-------------------------------------     -------------------------------------
    (Address of principal executive                  (Zip Code)
               offices)
        Registrant's telephone number including area code: 847-446-7500
         Securities registered pursuant to Section 12 (b) of the Act:

                                               NAME OF EACH EXCHANGE
                TITLE OF EACH CLASS             ON WHICH REGISTERED
                -------------------            ---------------------
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

  INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [_]

  INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS, AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS. YES  X   NO

  AGGREGATE MARKET VALUE AT FEBRUARY 28, 1998, OF VOTING STOCK HELD BY NONAFFILIATES OF THE REGISTRANT:
$196,834,000.*

 NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK
                           AS OF FEBRUARY 28, 1998:

               CLASS              OUTSTANDING AT FEBRUARY 28, 1998
               -----              --------------------------------
                                             9,881,000
      Common Stock, $1 par value               shares

                      DOCUMENTS INCORPORATED BY REFERENCE

        PART OF FORM 10-K           DOCUMENT INCORPORATED
        -----------------           ---------------------
      Part I, Item 1         1997 Annual Report to Stockholders
      Part II, Items 5-8     1997 Annual Report to Stockholders
      Part III, Items 10-12  Proxy Statement dated March 27, 1998

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

  In 1994, Stepan Company entered into a 50 percent joint venture with United Coconut Chemicals, Inc. and United Coconut Planters International in the Philippines. The venture, called Stepan Philippines, Inc., manufactures selected surfactants for sale in the Philippines and Asia/Pacific markets.

  In 1996, the company acquired a sulfonation plant from Shell Group in Cologne, Germany. This plant, organized as a German subsidiary, allows the company to serve European customers with a wide range of sulfate and sulfonate products used in household, personal care, individual, institutional and agricultural markets.

  In April 1997, the company acquired the West Coast anionic surfactant business from Lonza, Inc. The acquisition enables the company to significantly strengthen its market share in the personal care market in the West Coast region. Also in 1997, in conjunction with Reichhold Chemicals, Inc., the company expanded the production capacity of its Millsdale, Illinois, phthalic anhydride plant from 180 million pounds to 240 million pounds. The expansion was successfully started up in December of 1997.

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

 RAW MATERIALS

  The most important raw materials used by the company are of a petroleum or vegetable nature. For 1998, the company has commitments from suppliers to cover its forecasted requirements and is not substantially dependent upon any one supplier.

 RESEARCH AND DEVELOPMENT

  The company maintains an active research and development program to assist in the discovery and commercialization of new knowledge with the intent that such effort will be useful in developing a new product or in bringing about a significant improvement to an existing product or process. Total expenses for research and development during 1997, 1996 and 1995 were $12,404,000, $12,469,000, and $12,425,000, respectively. During 1997 and 1996, the research and development staff consisted of 182 and 179 employees, respectively. The balance of expenses reflected on the Consolidated Statements of Income relates to technical services which include routine product testing, quality control and sales support service.

 ENVIRONMENTAL COMPLIANCE

  Compliance with applicable federal, state and local regulations regarding the discharge of materials into the environment, or otherwise relating to the protection of the environment, resulted in capital expenditures by the company of approximately $4,133,000 during 1997. Such capital expenditures in 1998 should approximate $4.0 to $5.0 million. These expenditures represented approximately 12% of the company's capital expenditures in 1997 and are expected to be 11% of such expenditures in 1998. These expenditures, when incurred, are depreciated and charged on a straight-line basis to pre-tax earnings over their respective useful lives which are typically 10 years. Compliance with such regulations is not expected to have a material adverse effect on the company's earnings and competitive position in the foreseeable future.

 EMPLOYMENT

  At December 31, 1997 and 1996, the company employed worldwide 1,292 and 1,270 persons, respectively.

 FOREIGN OPERATIONS

  See Note 13, Geographic Data, on page 33 of the company's 1997 Annual Report to Stockholders.

 PRODUCT GROUPS

  The manufacture of specialty and intermediate chemicals constitutes the company's only industry segment. The company's three groups of products and their contribution to sales for the three years ended December 31, 1997, were:

                                                                       SPECIALTY
                                                  SURFACTANTS POLYMERS PRODUCTS
                                                  ----------- -------- ---------
      1997.......................................     77%       18%        5%
      1996.......................................     75%       19%        6%
      1995.......................................     72%       22%        6%

ITEM 2. PROPERTIES

  The company's corporate headquarters and central research laboratories are located in Northfield, Illinois. The Northfield facilities contain approximately 70,000 square feet on an eight acre site. In addition, the company leases 49,000 square feet of office space in a nearby office complex.

  The Canadian sales office is located in Mississagua, Canada and is approximately 2,300 square feet of leased space. Stepan Mexico maintains a leased sales office in Mexico City, Mexico.

  Surfactants are produced at four plants in the United States and four wholly owned subsidiaries: one in France, Canada, Mexico and Germany. The principal plant is located on a 626 acre site at Millsdale (Joliet), Illinois. A second plant is located on a 39 acre tract in Fieldsboro, New Jersey. West Coast operations are conducted on an eight acre site in Anaheim, California. A fourth plant is located on a 162 acre site in Winder, Georgia. The plant, laboratory and office of Stepan Europe are located on a 20 acre site near Grenoble, France. Stepan Canada, Inc. is located on a 70 acre leased, with an option to purchase, site in Longford Mills, Ontario, Canada. Stepan Mexico is located on a 13 acre site in Matamoros, Mexico. Stepan Germany is located on a five acre site in Cologne, Germany. The phthalic anhydride, polyurethane systems and polyurethane polyols plants are also located at Millsdale. Specialty products are mainly produced at a plant located on a 19 acre site in Maywood, New Jersey.

  The company owns all of the foregoing facilities except the leased office space and Canadian plant site mentioned above. The company believes these properties are adequate for its operations.

ITEM 3. LEGAL PROCEEDINGS

  Reference is made to the company's Report Form 10-K for the year ended December 31, 1995, and December 31, 1996, and the company's Report Form 10-Q for the quarter ended September 30, 1993, September 30, 1994, September 30, 1995, and September 30, 1996, relating to the matter entitled United States v. Lightman et al. C.A. No. 92 CV4710 (JVS) which is an action filed in the United States District Court for the district of New Jersey in November 1992 by the United States to collect from the company and other potentially responsible parties past costs at the D'Imperio Superfund site. On December 12, 1997, the Court enforced a proposed settlement of the United States past cost claims and bound the company to payment of approximately $639,000. The company has the right to appeal this decision at a later date. For now, the company will make the payment of approximately $639,000. The allocation action between the company and other PRPs is continuing and discovery at the site is proceeding.

ITEM 4. RESULTS OF VOTES OF SECURITY HOLDERS

  No matters were submitted to stockholders during the fourth quarter of the fiscal year ended December 31, 1997.

 EXECUTIVE OFFICERS OF THE REGISTRANT

  Executive Officers are elected annually by the Board of Directors at the first meeting following the Annual Meeting of Stockholders to serve until the next annual meeting of the Board and until their respective successors are duly elected and qualified.

  Effective January 1, 1997, F. Quinn Stepan, Jr., was appointed Vice President and General Manager--Surfactants. He was previously Vice President-- Global Laundry and Cleaning Products as of May, 1996 and Director--Business Management as of May, 1992. Charles W. Given, formerly Vice President and General Manager--Surfactants since April, 1992, was appointed Vice President-- Corporate Development.

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

  The Executive Officers of the company, their ages as of February 28, 1998, and certain other information are as follows:

                                                                                  YEAR FIRST
         NAME         AGE                          TITLE                        ELECTED OFFICER
         ----         ---                          -----                        ---------------
 F. Quinn Stepan      60    Chairman, President and Chief Executive Officer          1967
 James A. Hartlage    60    Senior Vice President--Technology and Operations         1980
 Charles W. Given     61    Vice President--Corporate Development                    1992
 Ronald L. Siemon     60    Vice President and General Manager--Polymers             1992
 Jeffrey W. Bartlett  54    Vice President, General Counsel, Regulatory Affairs      1983
                             and Corporate Secretary
 Walter J. Klein      51    Vice President--Finance                                  1985
 Mickey Mirghanbari   60    Vice President--Manufacturing and Engineering            1992
 Earl H. Wagener      57    Vice President--Research and Development                 1995
 F. Quinn Stepan, Jr. 37    Vice President and General Manager--Surfactants          1997

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER
MATTERS

  (a) The company's common stock is listed and traded on both the New York Stock Exchange and the Chicago Stock Exchange. See page 35 of the company's 1997 Annual Report to Stockholders for market price information which is incorporated by reference herein.

  The company's 5 1/2 percent convertible preferred stock is listed and traded on the New York Stock Exchange and the Chicago Stock Exchange. See Note 7 on page 30 of the company's 1997 Annual Report to Stockholders for the description of the preferred stockholders' rights which is incorporated by reference herein.

  From time to time the company purchases shares of its common stock in the open market and in block transactions from dealers for the purpose of funding option grants under its stock option plans and deferred compensation plans for directors and officers.

  (b) On February 28, 1998, there were 1,574 holders of common stock of the company.

  (c) See page 35 of the company's 1997 Annual Report to Stockholders for dividend information which is incorporated by reference herein. Also see Note 4 on page 28 of the company's 1997 Annual Report to Stockholders which sets forth the restrictive covenants covering dividends.

ITEM 6. SELECTED FINANCIAL DATA

  See page 34 of the company's 1997 Annual Report to Stockholders for a five year summary of selected financial information which is incorporated by reference herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  See pages 16 through 20 of the company's 1997 Annual Report to Stockholders which is incorporated by reference herein.

  Some information contained in the Management's Discussion and Analysis is forward looking and involves risks and uncertainties. The results achieved this year are not necessarily an indication of future prospects for the company. Actual results in future years may differ materially. Potential risks and uncertainties include, among others, fluctuations in the volume and timing of product orders, changes in demand for the company's products, changes in technology, continued competitive pressures in the marketplace, availability of raw materials, foreign currency fluctuations and general economic conditions.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  See pages 21 through 33 of the company's 1997 Annual Report to Stockholders for the company's consolidated financial statements, notes to the consolidated financial statements and auditors' report which are incorporated by reference herein.

  See page 35 of the company's 1997 Annual Report to Stockholders for selected quarterly financial data which is incorporated by reference herein.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  (a) Directors

    Mr. Paul Stepan is a general partner of a partnership having an interest in certain real estate which is unrelated to the business of the company. The partnership of which Mr. Paul Stepan is a general partner, has filed in bankruptcy for Chapter 11 protection in February, 1998. Mr. Paul Stepan advises that a refinancing package and successful discharge from Chapter 11 has occurred.

    For additional information about the company's Directors, see pages 3 through 5 of the company's Proxy Statement dated March 27, 1998, for the Annual Meeting of Stockholders which are incorporated by reference herein.

  (b) Executive Officers

    See Executive Officers of the Registrant in Part I above.

ITEM 11. EXECUTIVE COMPENSATION

  See pages 6 and 7 of the company's Proxy Statement dated March 27, 1998, for the Annual Meeting of the Stockholders which are incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  See pages 1 through 5 of the company's Proxy Statement dated March 27, 1998, for the Annual Meeting of Stockholders which are incorporated by reference herein.

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

                                          Stepan Company


                                          By:  Jeffrey W. Bartlett
                                             Vice President,
                                             General Counsel,
                                                 Regulatory
                                                Affairs and
                                                 Corporate
                                                 Secretary

March 27, 1998

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.



          F. Quinn Stepan            Chairman, President, Chief Executive   March 27, 1998
____________________________________         Officer and Director
           F. Quinn Stepan


         Thomas F. Grojean                         Director                 March 27, 1998
____________________________________
          Thomas F. Grojean


         James A. Hartlage            Senior Vice President--Technology     March 27, 1998
____________________________________      and Operations and Director
          James A. Hartlage


          Walter J. Klein             Vice President--Finance, Principal    March 27, 1998
____________________________________   Financial and Accounting Officer
           Walter J. Klein


          Paul H. Stepan                           Director                 March 27, 1998
____________________________________
           Paul H. Stepan


         Robert D. Cadieux                         Director                 March 27, 1998
____________________________________
          Robert D. Cadieux


          Robert G. Potter                         Director                 March 27, 1998
____________________________________
          Robert G. Potter

  JEFFREY W. BARTLETT, PURSUANT TO POWERS OF ATTORNEY EXECUTED BY EACH OF THE DIRECTORS AND OFFICERS LISTED ABOVE, DOES HEREBY EXECUTE THIS REPORT ON BEHALF OF EACH OF SUCH DIRECTORS AND OFFICERS IN THE CAPACITY IN WHICH THE NAME OF EACH APPEARS ABOVE.

                                          Jeffrey W. Bartlett

March 27, 1998

                                 INDEX TO THE
                       CONSOLIDATED FINANCIAL STATEMENTS
                                      AND
                             SUPPLEMENTAL SCHEDULE

  A copy of Stepan Company's Annual Report to Stockholders for the year ended December 31, 1997, has been filed as an exhibit to this Annual Report on Form 10-K. Pages 21 through 33 of such Annual Report to Stockholders contain the Consolidated Balance Sheets as of December 31, 1997 and 1996, the Consolidated Statements of Income, Stockholders' Equity and Cash Flows and Notes to Consolidated Financial Statements for the three years ended December 31, 1997, 1996 and 1995, and the Auditors' Report covering the aforementioned financial statements. These consolidated financial statements and the Auditors' Report thereon are incorporated herein by reference.

  Supplemental Schedule II--Allowance for Doubtful Accounts--to Consolidated Financial Statements, which is required to comply with regulation S-X, and the Auditors' report on such Supplemental Schedule are included on pages 10 and 11 of this Form 10-K.

  Certain supplemental schedules are not submitted because they are not applicable or not required, or because the required information is included in the financial statements or notes thereto.

                                 STEPAN COMPANY

           SUPPLEMENTAL SCHEDULE TO CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED DECEMBER 31, 1997
                   AS REQUIRED TO COMPLY WITH REGULATION S-X

SCHEDULE II--ALLOWANCE FOR DOUBTFUL ACCOUNTS:

  Below is an analysis of the allowance for doubtful accounts for the three years ended December 31:

                                                          1997    1996    1995
                                                         ------  ------  ------
                                                            (IN THOUSANDS)
      Balance, Beginning of Year........................ $2,074  $1,744  $1,585
        Provision charged to income.....................    548     442     349
        Accounts written off, net of recoveries.........   (501)   (112)   (190)
                                                         ------  ------  ------
      Balance, End of Year.............................. $2,121  $2,074  $1,744
                                                         ======  ======  ======

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                           ON SUPPLEMENTAL SCHEDULE

To Stepan Company:

  We have audited in accordance with generally accepted auditing standards, the financial statements included in Stepan Company's Annual Report to Stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 11, 1998. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The supplemental schedule listed in the index of financial statements is the responsibility of the company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          Arthur Andersen LLP

Chicago, Illinois
February 11, 1998

                                 EXHIBIT INDEX

 EXHIBIT
   NO.                              DESCRIPTION
 -------                            -----------
  (3)a    Copy of the Certificate of Incorporation, and the Certificates
          of Amendment of Certificate of Incorporation dated May 6, 1968,
          April 20, 1972, April 16, 1973, December 2, 1983. Filed with the company's Annual Report on Form 10-K for the year ended
          December 31, 1983, and incorporated herein by reference.
  (3)b    Copy of the Bylaws of the company as amended through May 6,
          1987. (Note 1)
  (3)c    Copy of Certificate of Amendment, dated April 28, 1993, to
          Article IV of Certificate of Incorporation. (Note 7)
  (3)d    Copy of Certificate of Amendment, dated May 5, 1987, to Article
          X of Certificate of Incorporation. (Note 1)
  (4)h    Copy of Loan Agreement dated June 15, 1995, with Aid
          Association for Lutherans, the Northwestern Mutual Life
          Insurance Company and The Mutual Life Insurance Company of New
          York. (Note 10)
  (4)i    Copy of Revolving Credit and Term Loan Agreement dated February
          20, 1990, with The First National Bank of Chicago and the
          amendment dated March 21, 1990. (Note 3)
  (4)m    Copy of Second Amendment dated September 20, 1991, amending
          Revolving Credit and Term Loan Agreement dated February 20,
          1990 (see (4)i above). (Note 4)
  (4)m(1) Copy of Third Amendment dated December 29, 1992, amending
          Revolving Credit and Term Loan Agreement dated February 20,
          1990 (see (4)i and (4)m above). (Note 8)
  (4)m(2) Copy of Fourth Amendment dated May 31, 1994, amending Revolving
          Credit and Term Loan Agreement dated February 20, 1990 (see
          (4)i, (4)m and (4)m(1) above). (Note 9)
  (4)n(1) Copy of Certificate of Designation, Preferences and Rights of
          the 5 1/2% Convertible Preferred Stock, without Par Value and the Amended Certificate dated August 12, 1992 and April 28,
          1993. (Note 7)
  (4)n(2) Copy of Issuer Tender Offer Statement on Schedule 13E-4 dated
          August 13, 1992. (Note 6)
  (4)n(3) Copy of Amendment No. 1 to Schedule 13E-4 (see also (4)n(2)
          above) dated September 23, 1992. (Note 6)
  (4)n(4) Copy of the company's Form 8-A dated August 13, 1992. (Note 6)
  (4)o    Copy of Revolving Credit and Term Loan Agreement dated January
          9, 1998, with The First National Bank of Chicago.
          In accordance with 601(b)(4) (iii) of Regulation S-K, certain debt instruments are omitted, where the amount of securities authorized under such instruments does not exceed 10% of the total consolidated assets of the Registrant. Copies of such instruments will be furnished to the Commission upon request.
 (10)a    Description of the 1965 Directors Deferred Compensation Plan.
          (Note 2)
 (10)b    Copy of the 1969 Management Incentive Compensation Plan as
          amended and restated as of January 1, 1992. (Note 5)
 (10)d    Copy of the 1982 Stock Option Plan. (Note 2)
 (10)e    Copy of Leveraged Employee Stock Ownership Plan. (Note 3)

 EXHIBIT
   NO.                           DESCRIPTION
 -------                         -----------
 (10)f   Copy of the company's 1992 Stock Option Plan. (Note 5)
 (13)    Copy of the company's 1997 Annual Report to Stockholders.
 (18)    Letter re change in accounting principle for the year ended
         December 31, 1992. (Note 8)
 (21)    Subsidiaries of Registrant at December 31, 1997.
 (23)    Consent of Independent Public Accountants.
 (24)    Power of Attorney.
 (27)    Financial Data Schedule.

                             NOTES TO EXHIBIT INDEX

 NOTE
 NO.
 ----
  1.  Filed with the company's Annual Report on Form 10-K for the year ended December 31, 1987, and incorporated herein by reference.
  2.  Filed with the company's Annual Report on Form 10-K for the year ended December 31, 1988, and incorporated herein by reference.
  3.  Filed with the company's Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference.
  4.  Filed with the company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1991, and incorporated herein by reference.
  5.  Filed with the company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1992, and incorporated herein by reference.
  6.  Filed with the company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992, and incorporated herein by reference.
  7.  Filed with the company's Current Report on Form 8-K filed on April
      28, 1993, and incorporated herein by reference.
  8.  Filed with the company's Annual Report on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.
  9.  Filed with the company's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference.
 10.  Filed with the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, and incorporated herein by reference.