Form 10-Q
period 1998-03-31
STEPAN CO
filed 1998-05-14
CIK 94049

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                            -----------------------

                                   FORM 10-Q

(MARK ONE)
  ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

  (   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                                    1-4462
                        ------------------------------
                            COMMISSION FILE NUMBER

                                STEPAN COMPANY
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Delaware                                             36 1823834
---------------------------------                         ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                           Identification Number)


             Edens and Winnetka Road,  Northfield, Illinois 60093
--------------------------------------------------------------------------------
                   (Address of principal executive offices)

Registrant's telephone number                                 (847) 446-7500
                                                           ---------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                       Yes     X        No
                                                             -----          ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                    Outstanding at April 30, 1998
--------------------------                         -----------------------------
Common Stock, $1 par value                                9,849,000 shares

Part I                       FINANCIAL INFORMATION
--------------------------------------------------------------------------------
Item 1  -  Financial Statements

                                 STEPAN COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      March 31, 1998 and December 31, 1997
                                   Unaudited

(Dollars in Thousands)                                                    3/31/98           12/31/97
                                                                         --------          ---------
ASSETS
------

CURRENT ASSETS:
   Cash and cash equivalents                                             $  5,245          $   5,507
   Receivables, net                                                        86,553             81,018
   Inventories (Note 2)                                                    46,598             48,999
   Deferred income taxes                                                    6,636              6,636
   Other current assets                                                     3,526              4,322
                                                                         --------          ---------
        Total current assets                                              148,558            146,482
                                                                         --------          ---------

PROPERTY, PLANT AND EQUIPMENT:
   Cost                                                                   533,345            527,666
   Less: Accumulated depreciation                                         329,627            321,065
                                                                         --------          ---------
                                                                          203,718            206,601
                                                                         --------          ---------

OTHER ASSETS                                                               21,384             21,853
                                                                         --------          ---------

               Total assets                                              $373,660          $ 374,936
                                                                         ========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
   Current maturities of long-term debt                                  $  5,937          $   5,957
   Accounts payable                                                        42,839             42,894
   Accrued liabilities                                                     34,635             33,842
                                                                         --------          ---------
        Total current liabilities                                          83,411             82,693
                                                                         --------          ---------

DEFERRED INCOME TAXES                                                      31,803             32,258
                                                                         --------          ---------

LONG-TERM DEBT, less current maturities                                    93,263             94,898
                                                                         --------          ---------

OTHER NON-CURRENT LIABILITIES                                              23,909             27,489
                                                                         --------          ---------

STOCKHOLDERS' EQUITY:
   5-1/2% convertible preferred stock, cumulative,
       voting without par value; authorized 2,000,000 shares;
       issued 786,827 shares in 1998 and 788,434 shares in 1997            19,671             19,711
   Common stock, $1 par value; authorized 15,000,000 shares;
      issued 10,353,786 shares in 1998 and 10,341,952 shares in 1997       10,354             10,342
   Additional paid-in capital                                               8,707              8,091
   Cumulative translation adjustments                                      (7,936)            (7,337)
   Retained earnings (approximately $38,830 unrestricted in 1998
      and $52,623 in 1997)                                                124,993            120,854
                                                                         --------          ---------
                                                                          155,789            151,661
   Less: Treasury stock, at cost                                           14,515             14,063
                                                                         --------          ---------
         Stockholders' equity                                             141,274            137,598
                                                                         --------          ---------

               Total liabilities and stockholders' equity                $373,660          $ 374,936
                                                                         ========          =========

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated balance sheets.

                                 STEPAN COMPANY
                       CONSOLIDATED STATEMENTS OF INCOME
               For the Three Months Ended March 31, 1998 and 1997
                                   Unaudited



(In Thousands, except per share amounts)                     Three Months
                                                            Ended March 31
                                                          1998           1997
                                                        --------       --------
NET SALES                                               $150,388       $139,670
Cost of Sales                                            122,559        115,625
                                                        --------       --------
Gross Profit                                              27,829         24,045
                                                        --------       --------
Operating Expenses:
  Marketing                                                5,953          4,866
  Administrative                                           5,174          4,765
  Research, Development and Technical Services             5,304          4,909
                                                        --------       --------
                                                          16,431         14,540
                                                        --------       --------

Operating Income                                          11,398          9,505

Other Income (Expense):
  Interest, Net                                           (1,907)        (1,870)
  Income (Loss) from Equity Joint Ventures                    47            (96)
                                                        --------       --------
                                                          (1,860)        (1,966)
                                                        --------       --------

Income Before Income Taxes                                 9,538          7,539
Provision for Income Taxes                                 3,816          3,062
                                                        --------       --------
NET INCOME                                              $  5,722       $  4,477
                                                        ========       ========


Net Income Per Common Share (Note 3)
  Basic                                                 $   0.56       $   0.43
                                                        ========       ========
  Diluted                                               $   0.52       $   0.41
                                                        ========       ========

Dividends per Common Share                              $ 0.1375       $ 0.1250
                                                        ========       ========

Average Common Shares Outstanding                          9,846          9,839
                                                        ========       ========



The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                                STEPAN COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Three Months Ended March 31, 1998 and 1997
                                   Unaudited

(Dollars In Thousands)                                        3/31/98   3/31/97
                                                             --------  --------

NET CASH FLOW FROM OPERATING ACTIVITIES
  Net income                                                 $  5,722  $  4,477
  Depreciation and amortization                                 9,318     8,876
  Deferred revenue recognition                                 (1,081)     (724)
  Customer prepayments                                              -     2,000
  Deferred income taxes                                          (406)     (599)
  Non-current environmental and legal liabilities                (548)     (540)
  Other non-cash items                                             87       284
  Changes in Working Capital:
    Receivables, net                                           (5,535)      823
    Inventories                                                 2,401     5,202
    Accounts payable and accrued liabilities                   (1,213)   (5,308)
    Other                                                         796        50
                                                             --------  --------
      Net Cash Provided by Operating Activities                 9,541    14,541
                                                             --------  --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Expenditures for property, plant and equipment               (6,401)   (9,332)
  Other non-current assets                                        125       228
                                                             --------  --------
      Net Cash Used for Investing Activities                   (6,276)   (9,104)
                                                             --------  --------

CASH FLOWS FROM FINANCING AND OTHER RELATED ACTIVITIES
  Revolving debt and notes payable to banks, net               (1,610)   (3,729)
  Other debt repayments                                           (57)   (1,247)
  Sales of treasury stock, net                                   (452)     (381)
  Dividends paid                                               (1,583)   (1,500)
  Other non-cash items                                            175      (325)
                                                             --------  --------
    Net Cash Used for Financing and Other Related
      Activities                                               (3,527)   (7,182)
                                                             --------  --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                        (262)   (1,745)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                  5,507     4,778
                                                             --------  --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $  5,245  $  3,033
                                                             ========  ========

CASH PAID DURING THE PERIOD FOR:
  Interest                                                   $    887  $    855
  Income taxes                                               $    896  $  1,872

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                                STEPAN COMPANY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     March 31, 1998 and December 31, 1997
                                   Unaudited


1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The condensed consolidated financial statements included herein have been prepared by the company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate and make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the company's latest Annual Report to Stockholders and the Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1997. In the opinion of management all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of Stepan Company as of March 31, 1998, and the consolidated results of operations and cash flows for the three months then ended, have been included.

2.   INVENTORIES

      Inventories include the following amounts:

     (Dollars in Thousands)                          3/31/98    12/31/97
                                                    --------   ---------
     Inventories valued primarily on LIFO basis -
        Finished products                           $ 29,286   $  31,110
        Raw materials                                 17,312      17,889
                                                    --------   ---------
     Total inventories                              $ 46,598   $  48,999
                                                    ========   =========

     If the first-in, first-out (FIFO) inventory valuation method had been used for all inventories, inventory balances would have been approximately $11,700,000 and $11,900,000 higher than reported at March 31, 1998, and December 31, 1997, respectively.

3.   NET INCOME PER COMMON SHARE

     In 1997, the company adopted Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings per Share", effective December 15, 1997. Accordingly, basic net income per common share amounts are computed by dividing net income less the convertible preferred stock dividend requirement by the weighted average number of common shares outstanding. Diluted net income per share amounts are based on an increased number of common shares that would be outstanding assuming the exercise of certain outstanding stock options and the conversion of the convertible preferred stock, when such conversion would have the effect of reducing net income per share. The adoption of SFAS No. 128 had no effect on the net income per common share amounts reported for the first quarter of 1997; therefore, no restatement was necessary. For computation of earnings per share, reference should be made to Exhibit 11.

4.   CONTINGENCIES

     There are a variety of legal proceedings pending or threatened against the company. Some of these proceedings may result in fines, penalties, judgments or costs being assessed against the company at some future time. The company's operations are subject to extensive local, state and federal regulations, including the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("Superfund") and the Superfund amendments of 1986. The company, and others, have been named as potentially responsible parties at affected geographic sites. As discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in this filing, the company believes that it has made adequate provisions for the costs it may incur with respect to these sites. The company has estimated a range of possible environmental and legal losses from $4.1 million to $25.7 million at March 31, 1998. At March 31, 1998, the company's reserve was $20.1 million for legal and environmental matters compared to $20.6 million at December 31, 1997.

     For certain sites, estimates cannot be made of the total costs of compliance, or the company's share of such costs; accordingly, the company is unable to predict the effect thereof on future results of operations. In the event of one or more adverse determinations in any annual or interim period, the impact on results of operations for those periods could be material. However, based upon the company's present belief as to its relative involvement at these sites, other viable entities' responsibilities for cleanup and the extended period over which any costs would be incurred, the company believes that these matters will not have a material effect on the company's financial position. Certain of these matters are discussed in Item 3, Legal Proceedings, in the 1997 Form 10-K Annual Report and in other filings of the company with the Securities and Exchange Commission, which are available upon request from the company.

5.   COMPREHENSIVE INCOME

     In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130), which is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 requires that comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements (although for interim financial reporting footnote disclosure of comprehensive income is acceptable). Comprehensive income includes net income and all other nonowner changes in equity that are not reported in net income.

     The company adopted SFAS No. 130 in 1998. For the quarters ended March 31, 1998 and 1997, the company's comprehensive income included net income and foreign currency translation losses. The foreign currency translation losses totaled $599,000 and $1,382,000 for the quarters ended March 31, 1998 and 1997, respectively. Therefore, total comprehensive income was $5,123,000 for the quarter ended March 31, 1998, compared to $3,095,000 for the same quarter of 1997.

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

LIQUIDITY AND CAPITAL RESOURCES

For the first quarter of 1998, net cash from operations totaled $9.5 million, a decrease of $5.0 million from the same period in 1997. Net income was up by $1.2 million for the current quarter while customer prepayments credited to deferred revenue fell to zero from $2.0 million last year. During 1998, changes in working capital have resulted in a $3.6 million use of cash compared to $0.8 million source for the same period in 1997.

Capital expenditures totaled $6.4 million for first quarter, down by $2.9 million, or 31%, from $9.3 million for the comparable period last year. However, it is projected that total year spending for 1998 will exceed last year's total of $35.6 million.

Since last year-end, total company debt has decreased by $1.7 million, to $99.2 million. At March 31, 1998, the ratio of long-term debt to long-term debt plus shareholders' equity was 39.8 percent, down from 40.8 percent as of last year end.

The company maintains contractual relationships with its domestic banks which provide for $45 million of revolving credit which may be drawn upon as needed for general corporate purposes. At March 31, 1998, the company had $11.8 million outstanding under this revolving credit line. The company also meets short-term liquidity requirements through uncommitted bank lines of credit. The company's foreign subsidiaries maintain committed and uncommitted bank lines of credit in their respective countries to meet working capital requirements as well as to fund capital expenditure programs and acquisitions.

The company anticipates that cash from operations and from committed credit facilities will be sufficient to fund anticipated capital expenditures, dividends and other planned financial commitments for the foreseeable future.

RESULTS OF OPERATIONS

Three Months Ended March 31, 1998 and 1997

Net income for the first quarter ended March 31, 1998, was $5.7 million, or $.56 per share, up 28 percent from $4.5 million, or $.43 per share reported for the same quarter a year earlier. Net sales increased eight percent to $150.4 million from $139.7 million reported last year. Net sales by product group were:

(Dollars in Thousands)                    Three Months
                                         Ended March 31
                         --------------------------------------------
                               1998          1997          % Change
                           ------------  -------------  --------------
Net Sales:
    Surfactants                $116,703       $107,718             +8%
    Polymers                     25,729         24,928             +3%
    Specialty Products            7,956          7,024            +13%
                               --------       --------
         Total                 $150,388       $139,670             +8%
                               ========       ========

Surfactants net sales increased eight percent between years. Domestic operations, which accounted for about 80 percent of total surfactant revenues, reported net sales that were $6.3 million, or seven percent, greater than those of a year ago. An 11 percent increase in sales volume, due largely to stronger demand for personal care products, led to the improvement. The company continued to benefit from last year's second quarter acquisition of Lonza Inc.'s West Coast anionic surfactant business and from some consolidation in the surfactant marketplace. Foreign operations net sales grew $2.7 million, or 13 percent, on a 28 percent increase in sales volume. The company's Mexican, Canadian and European subsidiaries posted volume increases of 86 percent, 24 percent and seven percent, respectively.

Surfactants gross profit increased 20 percent from $17.3 million for the first quarter of 1997 to $20.8 million for the first quarter of 1998. Both domestic and foreign operations contributed to the improvement. Domestic gross profit increased $2.4 million, or 17 percent, on the strength of the sales volume noted earlier. Better margins, arising from an improved sales mix also contributed to the higher domestic gross profit. Foreign operations gross profit increased $1.1 million, or 41 percent. Most of the increase was attributable to the greater sales volumes for the company's Mexican and Canadian subsidiaries. The European subsidiaries continued to be hurt by weak margins.

Polymers net sales increased three percent between years. Sales volume grew 15 percent. Volumes for polyurethane polyols and phthalic anhydride (PA) improved 18 percent and 15 percent, respectively, and volume for polyurethane systems decreased three percent. The polyurethane polyols volume growth led to a $2.0 million, or 21 percent, increase in revenues. Despite its volume increase, PA's net sales fell by $.6 million, or five percent. Lower average selling prices, due in part to competitive pressures arising from oversupply in the PA marketplace, led to the net sales decline. Polyurethane systems net sales decreased $.6 million, or 14 percent, due to sales mix and lower sales volumes.

Polymers gross profit decreased 11 percent to $5.0 million in the first quarter of 1998 from $5.7 million in the first quarter of 1997. Reduced margins for PA, arising from the earlier noted competitive pressures, more than offset the polymer sales volume gain. Gross profit for polyurethane systems also fell due to sales mix and lower sales volumes. Improved gross profit for polyurethane polyols, attributable to increased volume and margins, partially offset the declines in PA and polyurethane systems.

Specialty products net sales were up 13 percent due to higher sales volumes. Gross profit increased to $1.9 million for the first three months of 1998 from $1.0 million for the first three months of 1997.

Operating expenses increased 13 percent between years. Marketing, administrative and research, development and technical services expenses increased 22 percent, nine percent and eight percent, respectively. Higher salary and fringe benefit costs led to the increases in each of the expense classifications.

1998 OUTLOOK

The company is optimistic about achieving record sales and earnings in 1998. Surfactant sales volumes and profit are expected to remain strong, particularly in North America. Polymer earnings should improve on gains in the polyurethane polyol business even if PA pricing remains weak.

ENVIRONMENTAL AND LEGAL MATTERS

The company is subject to extensive federal, state and local environmental laws and regulations. Although the company's environmental policies and practices are designed to ensure compliance with these laws and regulations, future developments and increasingly stringent environmental regulation could require the company to make additional unforeseen environmental expenditures. The company will continue to invest in the equipment and facilities necessary to comply with existing and future regulations. During the first quarter of 1998, company expenditures for capital projects related to the environment were $.8 million and should approximate $5.0 million to $7.0 million for the full year 1998. These projects are capitalized and typically depreciated over 10 years. Recurring costs associated with the operation and maintenance of facilities for waste treatment and disposal and managing environmental compliance in ongoing operations at our manufacturing locations were $2.0 million for the first three months of 1998. While difficult to project, it is not anticipated that these recurring expenses will increase significantly in the future.

The company has been named by the government as a potentially responsible party at 16 waste disposal sites where cleanup costs have been or may be incurred under the federal Comprehensive Environmental Response, Compensation and Liability Act and similar state statutes. In addition, damages are being claimed against the company in general liability actions for alleged personal injury or property damage in the case of some disposal and plant sites. The company believes that it has made adequate provisions for the costs it may incur with respect to these sites. The company has estimated a range of possible environmental and legal losses from $4.1 million to $25.7 million at March 31, 1998. At March 31, 1998, the company's reserve was $20.1 million for legal and environmental matters compared to $20.6 million at December 31, 1997. During the first three months of 1998, expenditures related to legal and environmental matters approximated $.7 million. For certain sites, estimates cannot be made of the total costs of compliance or the company's share of such costs; accordingly, the company is unable to predict the effect thereof on future results of operations. In the event of one or more adverse determinations in any annual or interim period, the impact on results of operations for those periods could be material. However, based upon the company's present belief as to its relative involvement at these sites, other viable entities' responsibilities for cleanup and the extended period over which any costs would be incurred, the company believes that these matters will not have a material effect on the company's financial position. Certain of these matters are discussed in Item 3, Legal Proceedings, in the 1997 Form 10-K Annual Report and in other filings of the company with the Securities and Exchange Commission, which are available upon request from the company.

ACCOUNTING STANDARD

The company adopted Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130), in 1998. The adoption of SFAS No. 130 has no effect on reported Net Income or Net Income per Common Share (see note 5 of the Notes to Condensed Consolidated Financial Statements for further information).

OTHER

Except for the historical information contained herein, the matters discussed in this document are forward looking statements that involve risks and uncertainties. The results achieved this quarter are not necessarily an indication of future prospects for the company. Actual results in future quarters may differ materially. Potential risks and uncertainties include, among others, fluctuations in the volume and timing of product orders, changes in demand for the company's products, changes in technology, continued competitive pressures in the marketplace, outcome of environmental contingencies, availability of raw materials, foreign currency fluctuations and the general economic conditions.

Part II                            OTHER INFORMATION
-------------------------------------------------------------------------------
Item 1 - Legal Proceedings

Stepan Company is aware of the fact that three plaintiffs' law firms located in New Jersey have filed a complaint in the Superior Court of New Jersey, Middlesex County, annexing approximately 270 separate case captions, collectively referred to as Gilberg, et al. V. Stepan, et al. and Accurso, et al. v. Stepan, et al., Civil Action No. 98-139 (KSH), alleging personal and property injury as well as wrongful death, on behalf of certain citizens of Maywood, Rochelle Park and Lodi, New Jersey. Stepan Company has accepted service in Gilberg, et al. pursuant to a court request. The injuries and deaths are alleged to have been the result of radiological and chemical contamination from the company's Maywood, New Jersey site. The company has asserted in legal papers filed by it that plaintiffs did not follow proper procedure under State Court rules and that the multiple suits therefore were not properly filed. The complaint and annexed captions, consistent with applicable federal law, have been removed to the Federal District Court in Newark where the issue of jurisdiction will be determined. The company believes it did not cause the alleged contamination. In addition, the company believes it has other valid defenses. Moreover, as it is uncertain as of this date how many, if any, lawsuits have been properly filed or when the company will be served in any or all of the lawsuits, the company cannot estimate what its liability, if any, will be.

Item 4 - Submission of Matters to a Vote of Security Holders

     (A) The company's 1997 Annual Meeting of Stockholders was held on May 5, 1998.

     (B) Proxies were solicited by management pursuant to Regulation 14 under the Securities Exchange Act of 1934, there was no solicitation in opposition to management's nominees as listed in the proxy statement, and all such nominees were elected.

     (C) A majority of the outstanding shares voted to ratify the appointment of Arthur Andersen LLP as independent auditors for the company for 1998.

                       9,224,658      For
                          65,793      Against
                          16,279      Abstentions
                             402      Broker Non-Vote

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

Date:  May 13, 1998