Form 10-Q
period 1998-06-30
STEPAN CO
filed 1998-08-13
CIK 94049

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                             ______________________

                                   FORM 10-Q

(MARK ONE)
( X )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

(   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       FOR THE TRANSITION PERIOD FROM ____________ TO __________

                                    1-4462
                        ------------------------------
                            Commission File Number

                                STEPAN COMPANY
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Delaware                                       36 1823834
---------------------------------               --------------------------------
 (State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                      Identification Number)


              Edens and Winnetka Road, Northfield, Illinois 60093
--------------------------------------------------------------------------------
                   (Address of principal executive offices)

Registrant's telephone number                            (847) 446-7500
                                                --------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                            Yes  X        No
                                                                ---          ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                                 Outstanding at July 31, 1998
------------------------------                  --------------------------------

  Common Stock, $1 par value                            9,867,000 Shares

Part I                       FINANCIAL INFORMATION
--------------------------------------------------------------------------------
Item 1 - Financial Statements

                                STEPAN COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      June 30, 1998 and December 31, 1997
                                   Unaudited

(Dollars in Thousands)                                                                            6/30/98           12/31/97
                                                                                                 --------          ---------
ASSETS
------

CURRENT ASSETS:
   Cash and cash equivalents                                                                     $  5,523          $   5,507
   Receivables, net                                                                                90,397             81,018
   Inventories (Note 2)                                                                            46,302             48,999
   Deferred income taxes                                                                            6,636              6,636
   Other current assets                                                                             3,961              4,322
                                                                                                 --------          ---------
     Total current assets                                                                         152,819            146,482
                                                                                                 --------          ---------

PROPERTY, PLANT AND EQUIPMENT:
   Cost                                                                                           544,715            527,666
   Less: accumulated depreciation                                                                 339,166            321,065
                                                                                                 --------          ---------
     Property, plant and equipment, net                                                           205,549            206,601
                                                                                                 --------          ---------
OTHER ASSETS                                                                                       37,748             21,853
                                                                                                 --------          ---------
     Total assets                                                                                $396,116          $ 374,936
                                                                                                 ========          =========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
   Current maturities of long-term debt                                                          $  7,130          $   5,957
   Accounts payable                                                                                44,787             42,894
   Accrued liabilities                                                                             34,062             33,842
                                                                                                 --------          ---------
     Total current liabilities                                                                     85,979             82,693
                                                                                                 --------          ---------

DEFERRED INCOME TAXES                                                                              34,599             32,258
                                                                                                 --------          ---------

LONG-TERM DEBT, less current maturities                                                           108,060             94,898
                                                                                                 --------          ---------

OTHER NON-CURRENT LIABILITIES                                                                      21,628             27,489
                                                                                                 --------          ---------

STOCKHOLDERS' EQUITY:
   5-1/2% convertible preferred stock, cumulative, voting without par value;
     authorized 2,000,000 shares; issued 784,627 shares in 1998 and 788,434
     shares in 1997                                                                                19,616             19,711
   Common stock, $1 par value; authorized 15,000,000 shares;
     issued 10,391,897 shares in 1998 and 10,341,952 shares in 1997                                10,392             10,342
   Additional paid-in capital                                                                       9,295              8,091
   Cumulative translation adjustments                                                              (9,110)            (7,337)
   Retained earnings (approximately $44,971 unrestricted in 1998 and $52,623 in 1997)             130,524            120,854
                                                                                                 --------          ---------
                                                                                                  160,717            151,661
   Less: Treasury stock, at cost                                                                   14,867             14,063
                                                                                                 --------          ---------
     Stockholders' equity                                                                         145,850            137,598
                                                                                                 --------          ---------

     Total liabilities and stockholders' equity                                                  $396,116          $ 374,936
                                                                                                 ========          =========

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated balance sheets.

                                STEPAN COMPANY
                       CONSOLIDATED STATEMENTS OF INCOME
           For the Three and Six Months Ended June 30, 1998 and 1997
                                   Unaudited

                                                            Three Months Ended              Six Months Ended
(In Thousands, except per share amounts)                          June 30                        June 30
                                                           ---------------------          ---------------------
                                                             1998         1997              1998         1997
                                                           --------     --------          --------     --------
NET SALES                                                  $155,509     $153,650          $305,897     $293,320
Cost of Sales                                               125,855      126,366           248,414      241,991
                                                           --------     --------          --------     --------
Gross Profit                                                 29,654       27,284            57,483       51,329
                                                           --------     --------          --------     --------
Operating Expenses:
   Marketing                                                  5,591        5,140            11,544       10,006
   Administrative                                             5,208        5,005            10,382        9,770
   Research, Development and Technical Services               5,272        5,104            10,576       10,013
                                                           --------     --------          --------     --------
                                                             16,071       15,249            32,502       29,789
                                                           --------     --------          --------     --------

Operating Income                                             13,583       12,035            24,981       21,540

Other Income (Expense):
   Interest, Net                                             (1,769)      (1,900)           (3,676)      (3,770)
   Income from Equity Joint Ventures                             45          326                92          230
                                                           --------     --------          --------     --------
                                                             (1,724)      (1,574)           (3,584)      (3,540)
                                                           --------     --------          --------     --------

Income Before Income Taxes                                   11,859       10,461            21,397       18,000
Provision for Income Taxes                                    4,749        4,138             8,565        7,200
                                                           --------     --------          --------     --------
NET INCOME                                                 $  7,110     $  6,323          $ 12,832     $ 10,800
                                                           ========     ========          ========     ========


Net Income Per Common Share (Note 3)
   Basic                                                   $   0.70     $   0.62          $   1.26     $   1.04
                                                           ========     ========          ========     ========
   Diluted                                                 $   0.64     $   0.58          $   1.16     $   0.98
                                                           ========     ========          ========     ========

Dividends per Common Share                                 $ 0.1375     $ 0.1250          $ 0.2750     $ 0.2500
                                                           ========     ========          ========     ========

Average Common Shares Outstanding                             9,854        9,834             9,850        9,837
                                                           ========     ========          ========     ========


The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                                 STEPAN COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Six Months Ended June 30, 1998 and 1997
                                   Unaudited

(Dollars In Thousands)                                     6/30/98     6/30/97
                                                          ---------   ---------
NET CASH FLOW FROM OPERATING ACTIVITIES
    Net income                                            $ 12,832    $ 10,800
    Depreciation and amortization                           18,673      17,806
    Deferred revenue recognition                            (2,163)     (1,448)
    Customer prepayments                                        --       2,292
    Deferred income taxes                                    2,412       1,010
    Non-current environmental and legal liabilities         (1,797)     (1,248)
    Other non-cash items                                       156          57
    Changes in Working Capital:
        Receivables, net                                    (8,328)     (2,353)
        Inventories                                          3,354       6,417
        Accounts payable and accrued liabilities            (1,336)     (1,919)
        Other                                                  848        (234)
                                                          --------    --------
            Net Cash Provided by Operating Activities       24,651      31,180
                                                          --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
    Expenditures for property, plant and equipment         (15,603)    (21,494)
    Investment in acquisitions                             (19,695)     (5,250)
    Other non-current assets                                 1,829         284
                                                          --------    --------
            Net Cash Used for Investing Activities         (33,469)    (26,460)
                                                          --------    --------
CASH FLOWS FROM FINANCING AND OTHER RELATED ACTIVITIES
    Revolving debt and notes payable to banks, net          17,590       8,977
    Other debt repayments                                   (4,957)     (8,514)
    Purchase of treasury stock, net                           (804)     (3,265)
    Dividends paid                                          (3,162)     (2,998)
    Other non-cash items                                       167         484
                                                          --------    --------
            Net Cash Provided by (Used for) Financing
              and Other Related Activities                   8,834      (5,316)
                                                          --------    --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            16        (596)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR               5,507       4,778
                                                          --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                $  5,523    $  4,182
                                                          ========    ========
CASH PAID DURING THE PERIOD FOR:
    Interest                                              $  3,851    $  4,202
    Income taxes                                          $  4,945    $  7,917

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                                STEPAN COMPANY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      June 30, 1998 and December 31, 1997
                                   Unaudited


1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The condensed consolidated financial statements included herein have been prepared by the company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate and make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the company's latest Annual Report to Stockholders and the Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1997. In the opinion of management all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of Stepan Company as of June 30, 1998, and the consolidated results of operations for the three and six months then ended and cash flows for the six months then ended, have been included.

2.   INVENTORIES

     Inventories include the following amounts:

          (Dollars in Thousands)                                    6/30/98         12/31/97
                                                                   --------        ---------
          Inventories valued primarily on LIFO basis -
            Finished products                                      $ 30,733        $  31,110
            Raw materials                                            15,569           17,889
                                                                   --------        ---------
          Total inventories                                        $ 46,302        $  48,999
                                                                   ========        =========

     If the first-in, first-out (FIFO) inventory valuation method had been used for all inventories, inventory balances would have been approximately $11,800,000 and $11,900,000 higher than reported at June 30, 1998, and December 31, 1997, respectively.

3.   NET INCOME PER COMMON SHARE

     In 1997, the company adopted Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings per Share", effective December 15, 1997. Accordingly, basic net income per common share amounts are computed by dividing net income less the convertible preferred stock dividend requirement by the weighted-average number of common shares outstanding. Diluted net income per share amounts are based on an increased number of common shares that would be outstanding assuming the exercise of certain outstanding stock options and the conversion of the convertible preferred stock, when such conversion would have the effect of reducing net income per share. The adoption of SFAS No. 128 resulted in the restatement of the $.57 fully diluted earnings per share reported for the second quarter of 1997 to $.58 diluted earnings per share. No other restatements were necessary.

4.   CONTINGENCIES

     There are a variety of legal proceedings pending or threatened against the company. Some of these proceedings may result in fines, penalties, judgments or costs being assessed against the company at some future time. The company's operations are subject to extensive local, state and federal regulations, including the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("Superfund") and the Superfund amendments of 1986. The company, and others, have been named as potentially responsible parties at affected geographic sites. As discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in this filing, the company believes that it has made adequate provisions for the costs it may incur with respect to these sites. The company has estimated a range of possible environmental and legal losses from $3.9 million to $25.9 million at June 30, 1998. At June 30, 1998, the company's reserve was $18.8 million for legal and environmental matters compared to $20.6 million at December 31, 1997.

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

     The company adopted SFAS No. 130 in 1998. For the quarters and six months ended June 30, 1998 and 1997, the company's comprehensive income included net income and foreign currency translation losses. The foreign currency translation losses totaled $1,174,000 and $820,000 for the quarters ended June 30, 1998 and 1997, respectively. Therefore, total comprehensive income was $5,936,000 for the quarter ended June 30, 1998, compared to $5,503,000 for the same quarter of 1997.

     For the six months ended June 30, 1998 and 1997, the foreign currency translation losses were $1,773,000 and $2,202,000, respectively, with the corresponding comprehensive income amounts of $11,059,000 and $8,598,000.

6.   ACQUISITIONS

     On May 8, 1998, the company acquired an additional 34.5 percent of the outstanding stock of Stepan Colombia raising its stake in the Colombia company to 84.5 percent. The transaction was accounted for as a step acquisition purchase, and Stepan Colombia's financial results have been reported on a consolidated basis from the date that controlling interest was acquired. Prior to the May 1998 purchase date, the investment was accounted for under the equity method. It is anticipated that the remaining shares will be acquired in the third quarter making Stepan Colombia a wholly-owned subsidiary. The reported consolidated results of operations for 1997 and 1998 would not have been materially affected had this transaction occurred at the beginning of 1997.

     Effective June 30, 1998, the company acquired selected surfactant product lines from DuPont's Specialty Chemicals unit. The acquired business consists of phosphate esters, specialty ethoxylates and other specialty quaternaries and polymers sold to the plastic and fiber industries. The product lines supplement the company's existing surfactants and polymers businesses and will be produced in current company manufacturing plants. The transaction was recorded as a purchase of intangible assets, including patents, trademarks, know-how and goodwill. The company believes that the acquisition will have little impact on 1998 results, but should benefit 1999 earnings.

7.   RECLASSIFICATIONS

     Certain amounts in the 1997 financial statements have been reclassified to conform with the 1998 presentation.

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

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 1998, net cash from operations totaled $24.7 million, a decrease of $6.5 million from the same period in 1997. Last year's results, however, included $9.8 million in insurance recoveries. Excluding this item, net cash from operations increased $3.3 million. Net income was up by $2.0 million for the current year period while customer prepayments credited to deferred revenue fell to zero from $2.3 million last year. During 1998, changes in working capital have resulted in a $5.5 million use of cash compared to a $1.9 million source for the same period in 1997.

Capital expenditures totaled $15.6 million for first half of 1998, down by $5.9 million, or 27%, from $21.5 million for the comparable period last year. Current full-year spending is expected to exceed last year's total of $35.6 million. Investing activities for the current year period also included the acquisition of certain surfactant product lines and related intangible assets from DuPont.

Since last year-end, total company debt has increased by $14.3 million, to $115.2 million. At June 30, 1998, the ratio of long-term debt to long-term debt plus shareholders' equity was at 42.6 percent, up from 40.8 percent as of last year-end.

The company agreed in principle to borrow $30 million in a private placement at
6.59 percent with a term of 15 years, with proceeds to be drawn on October 1, 1998. The terms of these new, unsecured loan agreements will be identical to those of our most recent private placement completed in 1995.

The company maintains contractual relationships with its domestic banks which provide for $45 million of revolving credit which may be drawn upon as needed for general corporate purposes. At June 30, 1998, the company had $31.0 million outstanding under this revolving credit line.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 1998 and 1997

Net income for the second quarter ended June 30, 1998, was a record $7.1million, or $.70 per share ($.64 per share diluted), up 12 percent from the $6.3 million, or $.62 per share ($.58 per share diluted) reported for the same quarter a year earlier. Net sales rose one percent to $155.5 million from $153.7 million reported last year. Net sales by product group were:

          (Dollars in Thousands)                            Three Months
                                                            Ended June 30
                                                -----------------------------------
                                                  1998          1997       % Change
                                                --------      --------     --------
          Net Sales:
            Surfactants                         $118,649      $116,595         2%
            Polymers                              28,896        29,458        -2%
            Specialty Products                     7,964         7,597         5%
                                                --------      --------
                 Total                          $155,509      $153,650         1%
                                                ========      ========

Surfactants net sales increased two percent between years. Domestic operations, which accounted for about 79 percent of total surfactant revenues, reported net sales that were $1.1 million, or one percent, greater than those of a year ago. Sales volume decreased three percent for the period due to lower demand for high active laundry and cleaning products and to reduced export volumes resulting from the economic contraction in Asia. Increased sales of higher value-added products more than offset the decline in sales volume. Foreign operations net sales grew $.9 million, or four percent, on a seven percent increase in sales volume. The company's Canadian and Mexican subsidiaries posted volume increases of 25 percent and 16 percent, respectively. Foreign volumes also benefited from the first-time consolidation of the Colombian subsidiary. Sales volume for the European subsidiaries declined 18 percent due to a continued competitive environment.

Surfactants gross profit increased three percent from $20.6 million for the second quarter of 1997 to $21.3 million for the second quarter of 1998. Gross profit for domestic operations increased $1.0 million, or six percent, and accounted for the overall surfactants improvement. Better margins, arising from increased sales of higher value-added products, led to the higher domestic gross profit. Lower gross profit on export sales partially offset the improvement in margins. Foreign operations gross profit decreased $.3 million, or eight percent, despite an increase in sales volume. The effect of weaker European margins more than offset the impact of the increase in foreign volumes. Canadian margins were also down due to product mix and to a weakening of the Canadian dollar against the U. S. dollar.

Polymers net sales decreased two percent between years. Sales volume grew 12 percent. Net sales for phthalic anhydride (PA), despite a 21 percent increase in sales volume, decreased 12 percent due to lower average selling prices. Competitive pressures arising from oversupply in the marketplace coupled with lower raw material costs caused the decline in selling prices. Net sales for polyurethane systems and polyurethane polyols improved 12 percent and two percent, respectively, on volumes that increased by 16 percent and four percent, respectively.

Polymers gross profit increased 10 percent to $6.5 million in the second quarter of 1998 from $5.9 million in the second quarter of 1997. Urethane polyols, with better margins and volumes, accounted for most of the polymer gross profit improvement. Urethane systems, as a result of higher volumes, also contributed to the increase. PA gross profit declined from quarter to quarter due to weaker margins.

Specialty products net sales increased five percent from quarter to quarter. Gross profit increased to $1.8 million for the current year's second quarter from $.8 million for the same period of a year earlier. A shift to a more profitable product mix accounted for the increase.

Operating expenses for the second quarter of 1998 rose five percent from those of the second quarter of 1997. Marketing expenses increased nine percent due largely to higher salary payroll and benefit expenses. Administrative and research, development and technical services expenses increased four percent and three percent, respectively, between quarters.

Equity joint venture income declined $.3 million from quarter to quarter. Stepan Philippines joint venture income decreased $.2 million. Included in the 1998 result was a $.4 million charge attributable to the devaluation of the peso. Joint venture income for Stepan Colombia declined $.1 million, primarily due to the inclusion of Colombia's results on a consolidated basis for the first time during the second quarter of 1998.

Interest expense for the quarter decreased seven percent compared to the same quarter last year. The decrease reflected lower average debt levels.

Six Months Ended June 30, 1998 and 1997

Net income for the first six months ended June 30, 1998, was $12.8 million, or $1.26 per share ($1.16 per share diluted), compared to $10.8 million, or $1.04 per share ($.98 per share diluted) reported for the same period a year earlier. Net sales increased four percent to $305.9 million from $293.3 million reported last year. Net sales by product group were:

(Dollars in Thousands)                                     Six Months
                                                          Ended June 30
                                               --------------------------------------
                                                 1998          1997          % Change
                                               --------      --------        --------
          Net Sales:
            Surfactants                        $235,352      $224,313           5%
            Polymers                             54,625        54,386           0%
            Specialty Products                   15,920        14,621           9%
                                               --------      --------
              Total                            $305,897      $293,320           4%
                                               ========      ========

Surfactants net sales increased five percent for the first six months of 1998 over those of the first six months of 1997. Sales volume increased six percent for the same period. Most of the net sales and volume gains were attributable to domestic operations. Domestic revenues grew $7.4 million, or four percent, on sales volume which grew four percent. Greater demand for the company's personal care products caused most of the sales volume improvement. Foreign operations net sales increased $3.6 million, or eight percent, on sales volume that increased 16 percent. All foreign subsidiaries, except Europe, posted net sales and volume increases. Foreign volumes also benefited from the first-time consolidation of the Colombian subsidiary.

Surfactants gross profit increased 11 percent from $38.0 million in 1997 to $42.2 million in 1998. The increase was primarily attributable to domestic operations which reported a $3.4 million, or 11 percent, rise in gross profit. The domestic increase was driven principally by increased sales volumes. Better average margins resulting from a greater sales mix of higher value-added products also contributed. Gross profit for foreign operations increased $.8 million, or 12 percent, from year to year. Increased sales volume led to the improved foreign results. Lower margins, particularly for Europe, partially offset the impact of the higher volume.

Polymers net sales increased $.2 million between years. Sales volume increased 13 percent. Net sales for phthalic anhydride (PA), despite an 18 percent increase in sale volume, decreased eight percent due to lower average selling prices. Competitive pressures arising from oversupply in the marketplace coupled with lower raw material costs caused the decline in selling prices. Net sales for polyurethane polyols improved 10 percent on volume that increased by 10 percent. Net sales for polyurethane systems remained flat between years on a seven percent sales volume improvement.

Polymers gross profit remained unchanged from year to year at $11.6 million. Gross profit for urethane polyols increased as a result of higher sales volume and margins. Reduced margins for PA, arising from the earlier noted competitive pressures, virtually offset the improved urethane polyol gross profit. Lower margins , due to sales mix, also led to a decrease in gross profit for urethane systems.

Specialty products net sales increased nine percent from quarter to quarter. Gross profit increased to $3.7 million for the current year from $1.8 million for last year. A shift to a more profitable product mix accounted for the increase.

Operating expenses for the first six months increased $2.7 million, or nine percent. Marketing expenses increased 15 percent and administrative and research and development expenses increased six percent each. Higher salary payroll and benefit expenses were the largest contributors to the increase in each of the above areas.

1998 OUTLOOK

The company is optimistic about achieving record sales and earnings in 1998. Surfactant sales volumes and profit are expected to remain strong, particularly in North America. Polymer earnings should improve on gains in the polyurethane polyol business.

ENVIRONMENTAL AND LEGAL MATTERS

The company is subject to extensive federal, state and local environmental laws and regulations. Although the company's environmental policies and practices are designed to ensure compliance with these laws and regulations, future developments and increasingly stringent environmental regulation could require the company to make additional unforeseen environmental expenditures. The company will continue to invest in the equipment and facilities necessary to comply with existing and future regulations. During the first six months of 1998, company expenditures for capital projects related to the environment were $2.1 million and should approximate $5.5 million to $7.5 million for the full year 1998. These projects are capitalized and typically depreciated over 10 years. Recurring costs associated with the operation and maintenance of facilities for waste treatment and disposal and managing environmental compliance in ongoing operations at our manufacturing locations were $3.6 million for the first six months of 1998.

The company has been named by the government as a potentially responsible party at 16 waste disposal sites where cleanup costs have been or may be incurred under the federal Comprehensive Environmental Response, Compensation and Liability Act and similar state statutes. In addition, damages are being claimed against the company in general liability actions for alleged personal injury or property damage in the case of some disposal and plant sites. The company believes that it has made adequate provisions for the costs it may incur with respect to these sites. The company has estimated a range of possible environmental and legal losses from $3.9 million to $25.9 million at June 30, 1998. At June 30, 1998, the company's reserve was $18.8 million for legal and environmental matters compared to $20.6 million at December 31, 1997. During the first six months of 1998, expenditures related to legal and environmental matters approximated $2.1 million. For certain sites, estimates cannot be made of the total costs of compliance or the company's share of such costs; accordingly, the company is unable to predict the effect thereof on future results of operations. In the event of one or more adverse determinations in any annual or interim period, the impact on results of operations for those periods could be material. However, based upon the company's present belief as to its relative involvement at these sites, other viable entities' responsibilities for cleanup and the extended period over which any costs would be incurred, the company believes that these matters will not have a material effect on the company's financial position. Certain of these matters are discussed in Item 3, Legal Proceedings, in the 1997 Form 10-K Annual Report and in other filings of the company with the Securities and Exchange Commission, which are available upon request from the company.

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

Part II                        OTHER INFORMATION
--------------------------------------------------------------------------------
Item 1 - Legal Proceedings

Reference is made to the company's Report 10-Q for the quarter ending March 31, 1998, with regard to an action entitled Gilberg, et al. v. Stepan and Accurso, et al. v. Stepan. The company attempted to remove all the cases which had been filed in Middlesex County in New Jersey to the Federal District Court, Newark, New Jersey. The Federal District Court remanded all but 15 cases to Middlesex County. The company sought to appeal this decision to the Third Circuit Court of Appeals by filing a Writ of Mandamus. On July 23, 1998, the Third Circuit Court denied the company's petition. Consequently, at this time, there appear to be 256 cases pending in Middlesex County, New Jersey, and 15 cases pending in the Federal District Court, Newark, New Jersey.

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


                                      STEPAN COMPANY




                                      /s/ Walter J. Klein
                                      ------------------------------
                                      Walter J. Klein
                                      Vice President - Finance
                                      Principal Financial and Accounting Officer

Date:  August 12, 1998