Form 10-Q
period 1998-09-30
STEPAN CO
filed 1998-11-16
CIK 94049

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                            ______________________

                                   FORM 10-Q


(MARK ONE)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     FOR THE TRANSITION PERIOD FROM ______________ TO __________

                                    1-4462
                        ------------------------------
                            Commission File Number

                                STEPAN COMPANY
            (Exact name of registrant as specified in its charter)

               Delaware                              36 1823834
    --------------------------------      --------------------------------
    (State or other jurisdiction of               (I.R.S. Employer
     incorporation or organization)          Identification Number)


             Edens and Winnetka Road,  Northfield, Illinois 60093
--------------------------------------------------------------------------------
                   (Address of principal executive offices)

Registrant's telephone number                               (847) 446-7500
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

                                                           Yes   X     No _____
                                                               -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                            Outstanding at October 31, 1998
--------------------------------           -------------------------------------
   Common Stock, $1 par value                            9,842,768

Part I                       FINANCIAL INFORMATION
--------------------------------------------------------------------------------
Item 1  -  Financial Statements

                                 STEPAN COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    September 30, 1998 and December 31, 1997
                                   Unaudited

(Dollars in Thousands)                                        9/30/98          12/31/97
                                                             --------          --------
ASSETS
------

CURRENT ASSETS:
   Cash and cash equivalents                                 $  6,970          $  5,507
   Receivables, net                                            89,135            81,018
   Inventories (Note 2)                                        49,257            48,999
   Deferred income taxes                                        6,636             6,636
   Other current assets                                         3,405             4,322
                                                             --------          --------
           Total current assets                               155,403           146,482
                                                             --------          --------

PROPERTY, PLANT AND EQUIPMENT:
   Cost                                                       559,804           527,666
   Less: Accumulated depreciation                             348,455           321,065
                                                             --------          --------
           Property, plant and equipment, net                 211,349           206,601
                                                             --------          --------

OTHER ASSETS                                                   38,023            21,853
                                                             --------          --------

           Total assets                                      $404,775          $374,936
                                                             ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
   Current maturities of long-term debt                      $  8,191          $  5,957
   Accounts payable                                            51,796            42,894
   Accrued liabilities                                         36,749            33,842
                                                             --------          --------
           Total current liabilities                           96,736            82,693
                                                             --------          --------

DEFERRED INCOME TAXES                                          34,570            32,258
                                                             --------          --------

LONG-TERM DEBT, less current maturities                       101,010            94,898
                                                             --------          --------

OTHER NON-CURRENT LIABILITIES                                  22,966            27,489
                                                             --------          --------

STOCKHOLDERS' EQUITY:
   5-1/2% convertible preferred stock, cumulative,
        voting without par value; authorized
        2,000,000 shares; issued 784,627 shares in
        1998 and 788,434 shares in 1997                        19,616            19,711
   Common stock, $1 par value; authorized
        15,000,000 shares; issued 10,446,197 shares
        in 1998 and 10,341,952 shares in 1997                  10,446            10,342
   Additional paid-in capital                                  10,116             8,091
   Cumulative translation adjustments                          (8,911)           (7,337)
   Retained earnings (approximately $47,503
        unrestricted in 1998 and $52,623 in 1997)             133,969           120,854
                                                             --------           -------
                                                              165,236           151,661
   Less: Treasury stock, at cost                               15,743            14,063
                                                             --------           -------
         Stockholders' equity                                 149,493           137,598
                                                             --------           -------

         Total liabilities and stockholders' equity          $404,775          $374,936
                                                             ========          ========

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated balance sheets.

                                 STEPAN COMPANY
                       CONSOLIDATED STATEMENTS OF INCOME
        For the Three and Nine Months Ended September 30, 1998 and 1997
                                   Unaudited

                                                            Three Months Ended                  Nine Months Ended
(In Thousands, except per share amounts)                       September 30                        September 30
                                                     -------------------------------      -----------------------------
                                                            1998             1997                1998            1997
                                                            ----             ----                ----            ----

NET SALES                                                  $154,134         $146,502            $460,031       $439,822
Cost of Sales                                               128,307          118,197             376,721        360,188
                                                           --------         --------            --------       --------
Gross Profit                                                 25,827           28,305              83,310         79,634
                                                           --------         --------            --------       --------

Operating Expenses:
     Marketing                                                5,593            4,724              17,137         14,730
     Administrative                                           5,428            4,447              15,810         14,217
     Research, Development and Technical Services             4,955            4,889              15,531         14,902
                                                           --------         --------            --------       --------
                                                             15,976           14,060              48,478         43,849
                                                           --------         --------            --------       --------

Operating Income                                              9,851           14,245              34,832         35,785

Other Income (Expense):
     Interest, Net                                           (1,853)          (1,855)             (5,529)        (5,625)
     Income from Equity Joint Ventures                          133           (1,428)                225         (1,198)
                                                           --------         --------            --------       --------
                                                             (1,720)          (3,283)             (5,304)        (6,823)
                                                           --------         --------            --------       --------

Income Before Income Taxes                                    8,131           10,962              29,528         28,962
Provision for Income Taxes                                    3,099            4,819              11,664         12,019
                                                           --------         --------            --------       --------
NET INCOME                                                 $  5,032         $  6,143            $ 17,864       $ 16,943
                                                           ========         ========            ========       ========


Net Income Per Common Share (Note 3)
     Basic                                                 $   0.49         $   0.60            $   1.74       $   1.64
                                                           ========         ========            ========       ========
     Diluted                                               $   0.45         $   0.56            $   1.62       $   1.54
                                                           ========         ========            ========       ========

Dividends per Common Share                                 $ 0.1375         $ 0.1250            $ 0.4125       $ 0.3750
                                                           ========         ========            ========       ========
Average Common Shares Outstanding                             9,881            9,821               9,861          9,832
                                                           ========         ========            ========       ========


The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                                 STEPAN COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Nine Months Ended September 30, 1998 and 1997
                                   Unaudited

(Dollars In Thousands)                                                                       9/30/98         9/30/97
                                                                                            --------        --------

NET CASH FLOW FROM OPERATING ACTIVITIES
   Net income                                                                               $ 17,864        $ 16,943
   Depreciation and amortization                                                              28,189          26,656
   Deferred revenue recognition                                                               (3,244)         (2,529)
   Customer prepayments                                                                          800           2,292
   Deferred income taxes                                                                       2,261           1,961
   Non-current environmental and legal liabilities                                            (2,226)           (498)
   Other non-cash items                                                                         (527)            944
   Changes in Working Capital:
      Receivables, net                                                                        (7,066)            681
      Inventories                                                                                399           3,116
      Accounts payable and accrued liabilities                                                10,409          (2,518)
      Other                                                                                    1,404            (486)
                                                                                            --------        --------
         Net Cash Provided by Operating Activities                                            48,263          46,562
                                                                                            --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Expenditures for property, plant and equipment                                            (30,038)        (29,570)
   Investment in acquisitions                                                                (19,695)         (5,250)
   Other non-current assets                                                                    1,597             312
                                                                                            --------        --------
      Net Cash Used for Investing Activities                                                 (48,136)        (34,508)
                                                                                            --------        --------

CASH FLOWS FROM FINANCING AND OTHER RELATED ACTIVITIES
   Revolving debt and notes payable to banks, net                                             12,390           5,326
   Other debt borrowings                                                                          35               -
   Other debt repayments                                                                      (5,714)         (9,671)
   Purchase of treasury stock, net                                                            (1,680)         (6,582)
   Dividends paid                                                                             (4,749)         (4,491)
   Stock option exercises                                                                      1,579           1,966
   Other non-cash items                                                                         (525)           (561)
                                                                                            --------        --------
      Net Cash  Provided by (Used for) Financing and Other Related Activities                  1,336         (14,013)
                                                                                            --------        --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                           1,463          (1,959)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                                 5,507           4,778
                                                                                            --------        --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                  $  6,970        $  2,819
                                                                                            ========        ========

CASH PAID DURING THE PERIOD FOR:
   Interest                                                                                 $  4,995        $  5,236
   Income taxes                                                                             $  8,047        $ 12,054

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                                 STEPAN COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    September 30, 1998 and December 31, 1997
                                   Unaudited


1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     -------------------------------------------

     The condensed consolidated financial statements included herein have been prepared by the company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate and make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the company's latest Annual Report to Stockholders and the Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1997. In the opinion of management all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of Stepan Company as of September 30, 1998, and the consolidated results of operations for the three and nine months then ended and cash flows for the nine months then ended, have been included.

2.   INVENTORIES
     -----------

     Inventories include the following amounts:

(Dollars in Thousands)                                 9/30/98    12/31/97
                                                       --------   ---------
     Inventories valued primarily on LIFO basis -
          Finished products                            $ 30,580   $  31,110
          Raw materials                                  18,677      17,889
                                                       --------   ---------
     Total inventories                                 $ 49,257   $  48,999
                                                       ========   =========

     If the first-in, first-out (FIFO) inventory valuation method had been used for all inventories, inventory balances would have been approximately $11,300,000 and $11,900,000 higher than reported at September 30, 1998, and December 31, 1997, respectively.

3.   NET INCOME PER COMMON SHARE
     ---------------------------

     In 1997, the company adopted Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings per Share", effective December 15, 1997. Accordingly, basic net income per common share amounts are computed by dividing net income less the convertible preferred stock dividend requirement by the weighted-average number of common shares outstanding. Diluted net income per share amounts are based on an increased number of common shares that would be outstanding assuming the exercise of certain outstanding stock options and the conversion of the convertible preferred stock, when such conversion would have the effect of reducing net income per share. The adoption of SFAS No. 128 resulted in the restatement of the $.55 fully diluted earnings per share reported for the third quarter of 1997 to $.56 diluted earnings per share and $1.53 fully diluted earnings per share reported for nine months in 1997 to $1.54 diluted earnings per share. No other restatements were necessary.

     Options to purchase 233,768 shares of common stock were outstanding during the third quarter of 1998 but were excluded from the computation of diluted earnings per share because the options' prices were greater than the average market price of the common stock.

4.   CONTINGENCIES
     -------------

     There are a variety of legal proceedings pending or threatened against the company. Some of these proceedings may result in fines, penalties, judgments or costs being assessed against the company at some future time. The company's operations are subject to extensive local, state and federal regulations, including the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("Superfund") and the Superfund amendments of 1986. The company, and others, have been named as potentially responsible parties at affected geographic sites. As discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in this filing, the company believes that it has made adequate provisions for the costs it may incur with respect to these sites. The company has estimated a range of possible environmental and legal losses from $3.9 million to $25.9 million at September 30, 1998. At September 30, 1998, the company's reserve was $18.4 million for legal and environmental matters compared to $20.6 million at December 31, 1997.

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

5.   COMPREHENSIVE INCOME
     --------------------

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

     The company adopted SFAS No. 130 in 1998. For the quarters and nine months ended September 30, 1998 and 1997, the company's comprehensive income included net income and foreign currency translation gains and losses. The foreign currency translation gains totaled $199,000 and $169,000 for the quarters ended September 30, 1998 and 1997, respectively. Therefore, total comprehensive income was $5,231,000 for the quarter ended September 30, 1998, compared to $6,312,000 for the same quarter of 1997.

     For the nine months ended September 30, 1998 and 1997, the foreign currency translation losses were $1,574,000 and $2,033,000, respectively, with the corresponding comprehensive income amounts of $16,290,000 and $14,910,000.

6.   ACQUISITIONS
     ------------

     On May 8, 1998, the company purchased an additional 34.5 percent of the outstanding stock of Stepan Colombia raising its stake in the Colombia company to 84.5 percent. On August 19, 1998, the remaining shares (15.5 percent) were acquired. As a result, Stepan Colombia became a wholly-owned subsidiary. The transaction was accounted for as a step acquisition purchase, and Stepan Colombia's financial results have been reported on a consolidated basis from the date that controlling interest was acquired. Prior to the May 1998 purchase date, the investment was accounted for under the equity method. The reported consolidated results of operations for 1997 and 1998 would not have been materially affected had this transaction occurred at the beginning of 1997.

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

7.   RECLASSIFICATIONS
     -----------------

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

For the nine months ended September 30, 1998, net cash from operations totaled $48.3 million, an increase of $1.7 million from the same period in 1997. Last year's results had included $9.8 million in insurance recoveries. Excluding this item, net cash from operations increased $11.5 million. Net income was up by $1.0 million for the current year period while customer prepayments credited to deferred revenue fell to $0.8 million from $2.3 million last year. During 1998, changes in working capital have resulted in a $5.1 million source of cash compared to a $0.8 million source for the same period in 1997.

Capital expenditures totaled $30.0 million for three quarters of 1998, up by $0.5 million from the comparable period last year. For the full year, capital spending is expected to exceed last year's total of $35.6 million. Investing activities for the current year period included the acquisition of certain product lines and related intangible assets from DuPont and the acquisition of 100 percent ownership (up from 50 percent) of Stepan Colombia.

Since last year-end, total company debt has increased by $8.3 million, to $109.2 million. At September 30, 1998, the ratio of long-term debt to long-term debt plus shareholders' equity was at 40.3 percent, down from 40.8 percent as of last year-end.

On October 1, 1998, the company borrowed $30 million from two U.S. insurance companies, at 6.59 percent with a term of 15 years. The terms of these new, unsecured loan agreements are substantially the same as those in our last private placement completed in 1995. The proceeds of this borrowing were primarily used to repay domestic bank debt which had totaled $25.8 million as of September 30, 1998.

The company maintains contractual relationships with its domestic banks which provide for $45 million of committed, revolving credit which may be drawn upon as needed for general corporate purposes. The company also meets short-term liquidity requirements through uncommitted bank lines of credit. The company's foreign subsidiaries maintain committed and uncommitted bank lines of credit in their respective countries to meet working capital requirements as well as to fund capital expenditure programs and acquisitions.

The company anticipates that cash from operations and from committed credit facilities will be sufficient to fund anticipated capital expenditures, dividends and other planned financial commitments for the foreseeable future. Any substantial acquisitions would require additional funding.

RESULTS OF OPERATIONS
---------------------

Three Months Ended September 30, 1998 and 1997
----------------------------------------------

Net income for the third quarter declined 18 percent to $5.0 million, or $.49 per share ($.45 per share diluted) from $6.1 million or $.60 per share ($.56 per share diluted) for the third quarter of 1997. Net sales increased five percent to $154.1 million from $146.5 million reported a year ago. Net sales by product group were:


      (Dollars in Thousands)               Three Months
                                        Ended September 30
                                 --------------------------------
                                   1998        1997      % Change
                                 --------    --------    --------
      Net Sales:
        Surfactants              $113,477    $110,397        3%
        Polymers                   32,083      28,449       13%
        Specialty Products          8,574       7,656       12%
                                 --------    --------
          Total                  $154,134    $146,502        5%
                                 ========    ========

Surfactants net sales increased $3.1 million, or three percent, between years. The increase was due to a $5.7 million (28 percent) increase in foreign operations net sales. A 34 percent improvement in sales volume led to the increase. The company's Germany and Mexico subsidiaries posted the strongest increases in net sales of 89 percent and 71 percent, respectively. Sales for the Colombian subsidiary, which was not consolidated in 1997, also contributed to the foreign result. There was no material exchange rate fluctuation impact on net sales. Domestic operations, which constitute 77 percent of total surfactant revenues, reported a three percent decline in net sales due to a four percent decrease in sales volume. Weaker demand for the company's laundry and cleaning products accounted for most of the domestic decline.

Surfactants gross profit decreased 15 percent from $20.2 million in the third quarter of 1997 to $17.1 million in the third quarter of 1998. Gross profit for domestic operations decreased $3.7 million, or 21 percent, and accounted for the overall decline. Weaker volumes and margins led to the domestic result. The 34 percent increase in sales volume for foreign surfactants resulted in a $.6 million, or 23 percent, increase in total foreign surfactants earnings. The strong sales were somewhat offset by weaker margins.

Polymers net sales increased 13 percent between years.  Sales volume grew
26 percent. Polyurethane polyols net sales rose 41 percent on sales volume that increased 46 percent. Net sales of phthalic anhydride (PA) fell 16 percent despite a 12 percent increase in sales volume. The drop in net sales was due primarily to a decrease in average selling prices. Oversupply in the marketplace together with lower raw material costs led to the average selling price decline. Net sales of polyurethane systems increased 12 percent with sales volume up 10 percent.

Polymers gross profit increased 29 percent to $7.7 million in the third quarter of 1998 from $6.0 million in the third quarter of 1997. Polyurethane polyols, reporting higher sales volume and margins, accounted for most of the polymer gross profit improvement. Polyurethane systems, as a result of higher sales volume, also contributed to the increase. PA gross profit declined from quarter to quarter due to weaker margins.

Specialty products net sales increased $.9 million, or 12 percent, from the same quarter a year earlier. The June 30, 1998, acquisition of certain product lines from DuPont contributed to the net sales increase. Gross profit was down $1.1 million or 53% from last year's third quarter due to product mix.

Operating expenses increased 14 percent from those of the third quarter of 1997. Administrative expenses rose 22 percent as a result of high hiring and relocation expenses. Marketing expenses increased 18 percent primarily due to foreign expenditures and higher domestic payroll.

Income from equity in joint ventures improved by $1.6 million from the $1.4 million loss reported in the third quarter of 1997. Included in 1997 results was $2.1 million in exchange losses attributable to the devaluation of the peso compared with $.3 million exchange loss included in the third quarter of 1998. The equity income without the effect of exchange loss decreased by $.2 million from quarter to quarter.

Nine Months Ended September 30, 1998 and 1997
---------------------------------------------

Net income for the nine months ended September 30, 1998, rose five percent to $17.9 million or $1.74 per share ($1.62 per share diluted) from $16.9 million or $1.64 per share ($1.54 per share diluted) in 1997. Net sales increased five percent to $460.0 million from $439.8 million reported last year. Net sales by product group were:


     (Dollars in Thousands)                Nine Months
                                        Ended September 30
                                 --------------------------------
                                   1998        1997      % Change
                                 --------    --------    --------
      Net Sales:
        Surfactants              $348,829    $334,710        4%
        Polymers                   86,708      82,835        5%
        Specialty Products         24,494      22,277       10%
                                 --------    --------
          Total                  $460,031    $439,822        5%
                                 ========    ========

Surfactants net sales increased $14.1 million, or four percent, for the first nine months of 1998 over those of the first nine months of 1997. Foreign surfactants reported a $9.3 million, or 14 percent, net sales increase mainly due to a 22 percent rise in sales volume. All foreign subsidiaries, except France, reported net sales increases. Foreign net sales and sales volumes also benefited from the consolidation of the Colombian subsidiary which occurred in the second quarter of 1998. There was no material exchange rate fluctuation impact on net sales. Domestic surfactants, which accounted for 79 percent of 1998 surfactant revenues, posted a net sales increase of $4.8 million, or two percent, on a one percent increase in sales volume. Lower export sales, notably to Asia, reduced the domestic gain.

Surfactants gross profit increased two percent between years from $58.2 million in 1997 to $59.3 million in 1998. Foreign surfactants, which posted a $1.4 million, or 15 percent, increase in earnings on increased sales volume, accounted for the overall improvement. Colombia, which was first consolidated in the second quarter of 1998, contributed to the foreign increase. Margin declines for most foreign locations partially offset the sales volume gains. Domestic surfactants gross profit declined one percent due primarily to reduced margins on export sales.

Polymers net sales increased five percent, or $3.9 million, between years. Sales volume rose 18 percent. Polyurethane polyols reported a $7.4 million, or 21 percent, net sales increase on sales volume that rose 22 percent. Net sales for polyurethane systems increased four percent on an eight percent rise in sales volume. PA net sales fell $3.5 million, or 11 percent, despite a 16 percent increase in volume. Lower average selling prices between years more than offset the sales volume increase. Competitive pressures arising as a result of oversupply in the marketplace coupled with lower raw material costs caused the decline.

Polymers gross profit increased $1.7 million to $19.3 million in 1998 from $17.6 million in 1997. Gross profit for polyurethane polyols increased due to higher sales volume and margins. Polyurethane systems gross profit rose slightly due to improved sales volume. Reduced margins for PA, arising from the earlier noted competitive pressures, partially offset the increased polyurethane polyols and polyurethane systems profits.

Specialty products net sales for the nine months of 1998 increased $2.2 million, or 10 percent, over those for the same period of 1997. Sales from the business acquired from DuPont contributed to the increase. Gross profit increased to $4.7 million from $3.8 million a year ago. A shift to a more profitable product mix accounted for the increase.

Operating expenses increased $4.6 million, or 11 percent, from 1997 to 1998. Marketing expenses increased 16 percent mainly due to higher domestic payroll. Administrative expenses rose 11 percent. Salaries, fringe benefits and relocation expenses were the main contributors to this increase. Research and development expenses increased four percent between years.

Income from equity in joint ventures improved by $1.4 million from the $1.2 million loss recorded in 1997. Results in 1997 included $2.1 million of exchange losses for the Philippines joint venture compared with $.7 million exchange loss reported during the first nine months of 1998.

1998 OUTLOOK
------------

The company remains optimistic about achieving record sales and earnings in 1998. Earnings growth for polymers is expected to continue as a result of strong polyurethane polyols performance. Weakening global economic conditions and a major operating problem at one of the company's key raw material suppliers may negatively affect fourth quarter surfactant earnings. The impact of the supplier's operating problem on the company's future financial results, if any, is uncertain at this time.

ENVIRONMENTAL AND LEGAL MATTERS
-------------------------------

The company is subject to extensive federal, state and local environmental laws and regulations. Although the company's environmental policies and practices are designed to ensure compliance with these laws and regulations, future developments and increasingly stringent environmental regulation could require the company to make additional unforeseen environmental expenditures. The company will continue to invest in the equipment and facilities necessary to comply with existing and future regulations. During the first nine months of 1998, company expenditures for capital projects related to the environment were $4.3 million and should approximate $5.5 million to $7.0 million for the full year 1998. These projects are capitalized and typically depreciated over 10 years. Recurring costs associated with the operation and maintenance of facilities for waste treatment and disposal and managing environmental compliance in ongoing operations at our manufacturing locations were $5.3 million for the first nine months of 1998.

The company has been named by the government as a potentially responsible party at 16 waste disposal sites where cleanup costs have been or may be incurred under the federal Comprehensive Environmental Response, Compensation and Liability Act and similar state statutes. In addition, damages are being claimed against the company in general liability actions for alleged personal injury or property damage in the case of some disposal and plant sites. The company believes that it has made adequate provisions for the costs it may incur with respect to these sites. The company has estimated a range of possible environmental and legal losses from $3.9 million to $25.9 million at September 30, 1998. At September 30, 1998, the company's reserve was $18.4 million for legal and environmental matters compared to $20.6 million at December 31, 1997. During the first nine months of 1998, expenditures related to legal and environmental matters approximated $2.7 million. For certain sites, estimates cannot be made of the total costs of compliance or the company's share of such costs; accordingly, the company is unable to predict the effect thereof on future results of operations. In the event of one or more adverse determinations in any annual or interim period, the impact on results of operations for those periods could be material. However, based upon the company's present belief as to its relative involvement at these sites, other viable entities' responsibilities for cleanup and the extended period over which any costs would be incurred, the company believes that these matters will not have a material effect on the company's financial position. Certain of these matters are discussed in Item 3, Legal Proceedings, in the 1997 Form 10-K Annual Report and in other filings of the company with the Securities and Exchange Commission, which are available upon request from the company.

YEAR 2000 READINESS
-------------------

The Year 2000 issue is a result of computer systems that utilize two digits, rather than four, to represent a given year. Computer systems used by the company and its business partners that have date-sensitive processing may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or inaccurate calculation that may interrupt normal business operations. The company is addressing Year 2000 compliance for three major areas: Information Technology ("IT") systems, non-"IT" systems and third-party relationships.

The project plan involves three phases: inventory and assessment, remediation and testing and implementation.

Implementation of approximately 55 percent of "IT" systems is fully complete and the remainder of the systems is in the process of remediation and testing. It is expected that all "IT" systems will be compliant with Year 2000 requirements in June 1999.

The non-"IT" systems are comprised of manufacturing process control, telephone, security, laboratory and other embedded chip systems. Inventory and assessment of Year 2000 issues are approximately 40 percent complete with completion of this phase planned for December 31, 1998. Implementation which includes necessary upgrades and replacement of non-compliant items is expected to be complete in the third quarter of 1999.

The company has initiated formal communications through questionnaires with suppliers and service providers to determine the extent of their efforts in resolving Year 2000 issues. The assessment phase, which includes evaluation of responses and meetings with significant suppliers, will continue through the first quarter of 1999. Contingency plans will be developed if responses indicate the probability of non-compliant with Year 2000 requirements.

Costs for the Year 2000 project are currently estimated to be $2.9 million with $1.4 million expended to date. Of the total cost, the $1.8 million will be capitalized and the remaining will be expensed as incurred. These costs are not material to the overall "IT" budget and no major projects have been deferred due to Year 2000 efforts. The company's actual cost to achieve Year 2000 compliance could differ significantly from amounts disclosed above due to new issues which have not yet been identified.

Although the company is in the process of implementing its Year 2000 project plan, there can be no assurance that all phases of the plan will be completed prior to the Year 2000 or that if completed prior to the Year 2000 that disruption will not occur. In addition, there can be no assurance that the company's customers, suppliers and service providers will successfully resolve their own Year 2000 issues in a manner which would not cause material impact to the company's operations and financial results. Recognizing these uncertainties, the company is in the process of identifying most reasonably likely worst case scenarios. Contingency plans for these scenarios will be developed as warranted throughout 1999.

ACCOUNTING STANDARD
-------------------

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

Part II                        OTHER INFORMATION
--------------------------------------------------------------------------------
Item 1 - Legal Proceedings

Reference is made to the company's Report Form 10-Q dated March 31, 1995 and Report Form 10-K for the year ended December 31, 1993, with reference to a site entitled Chemical Control Site in Elizabeth, New Jersey. While the company does not believe it has liability at this site, in the interest of resolving any outstanding claims with the State of New Jersey, the company has agreed to pay a portion of the settlement in full and final satisfaction of this claim. The company's payment will be non-material and de minimis in amount.

On October 19, 1998, the company received from the United States Environmental Protection Agency (Region IX) a letter indicating the company may be responsible for response costs at a site known as Casmalia Disposal Site in Santa Barbara County in California. The company believes that its involvement, if any, relates to the shipment of xylene sulphones to this site. Xylene sulphones are a delisted substance and in the company's opinion, are not considered hazardous. As of this point, the company cannot determine what its liability, if any, will be at this site due to lack of adequate information.

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

Date:  November 12, 1998