Form 10-K
period 1998-12-31
STEPAN CO
filed 1999-03-29
CIK 94049

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

  [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1998
                                      OR
  [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                      For the Transition period from  to
                          Commission File No. 1-4462
                               ----------------
                                STEPAN COMPANY
            (Exact name of registrant as specified in its charter)
              Delaware                                36-1823834
  (State or other jurisdiction of                  (I.R.S. Employer
   incorporation or organization)               Identification Number)
      Edens and Winnetka Road,                           60093
        Northfield, Illinois                           (Zip Code)
  (Address of principal executive
              offices)
        Registrant's telephone number including area code: 847-446-7500
         Securities registered pursuant to Section 12 (b) of the Act:

                                                         Name of Each Exchange
                    Title of Each Class                   on Which Registered
                    -------------------                  ---------------------
      Common Stock, $1 par value                        New York Stock Exchange
                                                        Chicago Stock Exchange
      5 1/2% Convertible Preferred Stock, no par value  New York Stock Exchange
                                                        Chicago Stock Exchange

         Securities registered pursuant to Section 12 (g) of the Act:
                                     None
                               (Title of Class)
   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [ ].
   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
   Aggregate market value at February 28, 1999, of voting stock held by nonaffiliates of the registrant: $161,889,000*
   Number of shares outstanding of each of the issuer's classes of common stock as of February 28, 1999:

                Class                         Outstanding at February 28, 1999
                -----                         --------------------------------
      Common Stock, $1 par value                         9,678,176

                      Documents Incorporated by Reference

        Part of Form 10-K                        Document Incorporated
        -----------------                        ---------------------
      Part I, Item 1                      1998 Annual Report to Stockholders
      Part II, Items 5-8                  1998 Annual Report to Stockholders
      Part III, Items 10-12               Proxy Statement dated March 30, 1999

   *Based on reported ownership by all directors, officers and beneficial owners of more than 5% of registrant's voting stock. However, this determination does not constitute an admission of affiliate status for any of these holders.
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

Item 1. Business

   Stepan Company and its subsidiaries (the "company") produce specialty and intermediate chemicals which are sold to other manufacturers and then made into a variety of end products. The company has three reportable segments: surfactants, polymers and specialty products. Surfactants refer to chemical agents which affect the interaction between two surfaces; they can provide actions such as detergency (i.e., the ability of water to remove soil from another surface), wetting and foaming, dispersing, emulsification (aiding two dissimilar liquids to mix), demulsification and viscosity modifications. Surfactants are the basic cleaning agent in detergents for washing clothes, dishes, carpets, fine fabrics, floors and walls. Surfactants are also used for the same purpose in shampoos and conditioners, toothpastes, cosmetics and other personal care products. Commercial and industrial applications include emulsifiers for agricultural insecticides and herbicides, emulsion polymers such as floor polishes and latex foams and coatings, wetting and foaming agents for wallboard manufacturing and surfactants for enhanced oil recovery. Polymers derives its revenue from the sale of phthalic anhydride, polyols and polyurethane foam systems used in plastics, building materials and refrigeration industries. Specialty products sells chemicals used in food, flavoring and pharmaceutical applications.

   In mid 1998, the company purchased the remaining 50 percent ownership of its Colombian joint venture. As a result, Stepan Colombiana de Quimicos (Stepan Colombia) became a wholly owned subsidiary.

   Effective June 30, 1998, the company acquired selected specialty surfactant product lines from E.I. DuPont De Nemours Company. The acquired business consists of phosphate esters, specialty ethoxylates and other specialty quaternaries and polymers sold to the plastic and fiber industries. The product lines supplement the company's existing surfactants and polymers businesses and will be produced in current company manufacturing plants.

   On November 11, 1998, the company's wholly owned subsidiary, Stepan Canada, Inc., acquired the Canadian anionic and cationic surfactant business from Boehme Filatex Canada, Inc. The acquired product lines are sold primarily into the personal care and the institutional cleaning product markets.

MARKETING AND COMPETITION

   Principal markets for surfactants are manufacturers of detergents, shampoos, lotions, toothpastes and cosmetics. Surfactants are also sold to the producers of emulsifiers and lubricating products. The company also is a principal provider of polymers used in construction, refrigeration, automotive, boating and other consumer product industries. Specialty products are used primarily by food and pharmaceutical manufacturers.

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

MAJOR CUSTOMER AND BACKLOG

   The company does not have any one single customer whose business represents more than 10 percent of the company's consolidated revenue. Most of the company's business is essentially on the "spot delivery basis" and does not involve a significant backlog. The company does have some contract arrangements with certain customers, but purchases are generally contingent on purchaser requirements.

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

RAW MATERIALS

   The most important raw materials used by the company are of a petroleum or vegetable nature. For 1999, the company has commitments from suppliers to cover its forecasted requirements and is not substantially dependent upon any one supplier.

RESEARCH AND DEVELOPMENT

   The company maintains an active research and development program to assist in the discovery and commercialization of new knowledge with the intent that such effort will be useful in developing a new product or in bringing about a significant improvement to an existing product or process. Total expenses for research and development during 1998, 1997 and 1996 were $12,219,000, $12,404,000, and $12,469,000, respectively. During 1998 and 1997, the research and development staff consisted of 188 and 182 employees, respectively. The balance of expenses reflected on the Consolidated Statements of Income relates to technical services which include routine product testing, quality control and sales support service.

ENVIRONMENTAL COMPLIANCE

   Compliance with applicable federal, state and local regulations regarding the discharge of materials into the environment, or otherwise relating to the protection of the environment, resulted in capital expenditures by the company of approximately $7,136,000 during 1998. Such capital expenditures in 1999 should approximate $4.0 to $5.0 million. These expenditures represented approximately 16 percent of the company's capital expenditures in 1998 and are expected to be approximately 14 percent of such expenditures in 1999. These expenditures, when incurred, are depreciated and charged on a straight-line basis to pre-tax earnings over their respective useful lives which are typically 10 years. Compliance with such regulations is not expected to have a material adverse effect on the company's earnings and competitive position in the foreseeable future.

EMPLOYMENT

   At December 31, 1998 and 1997, the company employed worldwide 1,372 and 1,292 persons, respectively.

FOREIGN OPERATIONS

   See Note 13, Segment Reporting, on page 35 of the company's 1998 Annual Report to Stockholders.

SEGMENTS

   The company has three reportable segments: surfactants, polymers and specialty products. Their contribution to sales for the three years ended December 31, 1998, were:

                                                                       Specialty
                                                  Surfactants Polymers Products
                                                  ----------- -------- ---------
      1998.......................................      78%       18%        4%
      1997.......................................      79%       18%        3%
      1996.......................................      77%       19%        4%

   See Note 13, Segment Reporting, on page 35 of the company's 1998 Annual Report to Stockholders.

Item 2. Properties

   The company's corporate headquarters and central research laboratories are located in Northfield, Illinois. The Northfield facilities contain approximately 70,000 square feet on an eight acre site. In addition, the company leases 49,000 square feet of office space in a nearby office complex.

   Stepan Canada maintains a leased sales office in Mississagua, Canada. Stepan Mexico maintains a leased sales office in Mexico City, Mexico.

   Surfactants are produced at four plants in the United States and five wholly owned subsidiaries: one in France, Canada, Mexico, Colombia and Germany. The principal plant is located on a 626 acre site at Millsdale (Joliet), Illinois. A second plant is located on a 44 acre tract in Fieldsboro, New Jersey. West Coast operations are conducted on an eight acre site in Anaheim, California. A fourth plant is located on a 175 acre site in Winder, Georgia. The plant, laboratory and office of Stepan Europe are located on a 20 acre site near Grenoble, France. Stepan Canada, Inc. is located on a 70 acre leased, with an option to purchase, site in Longford Mills, Ontario, Canada. Stepan Mexico is located on a 13 acre site in Matamoros, Mexico. Stepan Germany is located on a five acre site in Cologne, Germany. Stepan Colombia is located on a five acre site in Manizales, Colombia. The phthalic anhydride, polyurethane systems and polyurethane polyols plants are also located at Millsdale. Specialty products are mainly produced at a plant located on a 19 acre site in Maywood, New Jersey.

   The company owns all of the foregoing facilities except the leased office space and Canadian plant site mentioned above. The company believes these properties are adequate for its operations.

Item 3. Legal Proceedings

   On October 22, 1998, the company received a general notice letter indicating that the company might be a potentially responsible party at the Casmalia Disposal Site in Santa Barbara County, California. Following request for information, the company was apprised that it is considered to be a de minimis party at this site and that the United States Environmental Protection Agency (USEPA) has allocated the company an amount of $269,955 to settle this liability with regard to this site. Because of the way in which the numbers at this site were arrived at by the USEPA, the company has joined a de minimis settling parties group to see if this amount can be reduced. Discussions with the EPA are continuing.

   On December 28, 1998, the company received notification that it may be a potentially responsible party at the Four County Landfill in DeLonge, Indiana as a result of the company's Maywood, New Jersey operations utilizing Chem Met Inc. as a waste hauler. The allegation is that Chem Met reportedly transshipped wastes from the company's Maywood, New Jersey facility to the site. While the company denies liability at this site, the company has entered into an Agreed Order for Remedial Design/Remedial Action for Operable Unit 1 and has paid the amount of $400 in settlement of its obligations thereunder.

   As reported previously, the company was notified pursuant to Section 107A of the Comprehensive Environmental Response Compensation and Liability Act (CERCLA) as amended that it may be potentially responsible for the response costs that have been incurred with respect to a landfill site known as the Ewan Property Superfund Site located in Shawong Township, Burlington County, New Jersey. The company's alleged liability at this site arises out of the alleged illegal disposal of waste at this site by Lightman Drum Company in the early 1970s. The company and other PRPs have agreed to a non-binding allocation process and have been funding remediation activities at this site. The company is however, contesting its liability at this site as more fully described below in U.S. v. Jerome Lightman (92CV4710)
(JVS).

   As reported previously, the company was named a third-party defendant in an action entitled U.S. v. Jerome Lightman (92CV4710) (JVS) which case originally involved only the Government's claim for past costs at the landfill site at D'Imperio located in Hamilton Township, New Jersey. This site is another one at which Lightman Drum Company allegedly illegally disposed of waste. Cross-claims were filed by each potentially responsible party against other potentially responsible parties and the suit as to these cross-claims has been expanded to include the Ewan Shawong Township site as well. As an accommodation, the company has agreed previously to make payment, without admitting its liability, to the Government for the Government's past costs with regard to this site. The Consent Order with the Government has been lodged and the company has filed objections to it, because the company believes it has defenses to the past costs. Payment of past costs removed the Government from the lawsuit but the cross-claims filed by each potentially responsible party against the other party are left. As to these cross-claims, the company has filed a motion for summary judgment and motion to strike other third-party defendants' expert witnesses. It is anticipated that a ruling from the Federal District Court in Trenton, New Jersey will appear in May or June of 1999. If the company's motions are granted, the company believes that its liability at both the Ewan and D'Imperio sites will cease.

   As to other following sites:

--ABC Barrel & Drum Co. -- Detroit, Michigan
--Batavia Landfill -- Batavia, New York
--Bofors Nobel Site -- Muskegon, Michigan
--Chemsol, Inc. -- Piscataway, New Jersey
--Chem-Trol Pollution Services, Inc. -- Hamburg, New York
--Delilah Road Site -- Atlantic County, New Jersey
--Gallup's Quarry -- Plainfield, Connecticut
--Iron Horse Park/Shaffer Landfill -- Billerica, Massachusetts
--Nyanza Chemical Waste Dump -- Ashland, Massachusetts
--Memphis Container aka Tri-State Drums -- Memphis, Shelby County, Tennessee --Twin Cities -- Arvada, Colorado
--and Virginia RR Washout,

all of which have been previously reported, there has been no further activity or inquiry since the first notice.

   As reported previously in November 1992, the company received notification from Olin Corporation that Olin Corporation had incurred costs in cleaning up a plant site formerly owned by the company in Wilmington, Massachusetts. The company entered into a settlement agreement with Olin which resolved its liability with regard to the company's liability for environmental matters at this site, if any. Subsequent thereto, Olin Corporation sued three prior owners of this site who in turn, bought the company and is a third-party defendant in an action entitled Olin Corporation v. Fisions plc, et al., Civil Action No. 93-11166-MLW. The company subsequently filed a motion for contribution protection and was granted that protection with regard to all matters with the exception of Resource, Conservation and Recovery Act claims brought by the third party against the company. That motion is still pending in the Federal District Court in Boston. Discovery continues in the case and the company cannot estimate what its liability, if any, will be for this third-party RCRA claim, if any, but believes it is protected from liability under the laws of contribution of the Commonwealth of Massachusetts.

   The company's site in Maywood, New Jersey and property formerly owned by the company adjacent to its current site, were listed on the National Priorities List in September 1993 pursuant to the provisions of the

Comprehensive Environmental Response Compensation and Liabilities Act because of certain alleged chemical contaminations. Pursuant to an Administrative Order on Consent entered into between the United States Environmental Protection Agency (USEPA) and the company for property formerly owned by the company, and the issuance of an order by the USEPA to the company for property currently owned by the company, the company has completed a Remedial Investigation Feasibility study in 1994. The company has been awaiting the issuance of a Record of Decision from the USEPA which would relate to both the currently owned and formerly owned company property and would recommend the type of remediation required on each property. It is now estimated that a Record of Decision will be issued by the USEPA in the third quarter of 1999.

   As to radiological contamination on the company's property and other properties in Maywood, Rochelle Park and Lodi, New Jersey, the company entered into a Memorandum of Understanding with the United States of America represented by the Department of Energy (Agreement) in 1985. Pursuant to this Agreement, the Department of Energy took title to radiological contaminated materials and was to remediate, at its expense, all radiological contamination on the company's property and other properties in the Maywood, Rochelle Park and Lodi areas. The properties were remediated by the Department of Energy under the Formerly Utilized Sites Remedial Action Program, a federal program under which the U.S. Government undertook to remediate properties which were used to process radiological material for the U.S. Government. In 1997, responsibility for this clean-up was transferred to the United States Army Corps of Engineers (USACE). On January 29, 1999, the company received a copy of the USACE Report to Congress dated January 1998 in which the USACE expressed their intention to evaluate with the USEPA whether the company or other parties might be responsible for cost recovery or contributions for work performed by the USACE and to turn over such evaluations at some time in the future, to the Department of Justice for the Department of Justice to determine whether or not cost recovery or contribution claims are appropriate against the company or other parties who may be potentially responsible for radiological contamination from commercial operations or for chemically contaminating the radiological contamination.

   As no claim for contribution or cost recovery has been made by the Department of Justice, the company cannot make any estimate as to its liability, if any. However, given the fact that the company has the Agreement with the United States of America covering radiological remediation, it is the company's belief that its liability, if any, has been resolved with regard to the United States of America as to the radiological contamination, including radiological contamination which is co-mingled with other chemicals.

Item 4. Results of Votes of Security Holders

   No matters were submitted to stockholders during the fourth quarter of the fiscal year ended December 31, 1998.

Executive Officers of the Registrant

   Executive Officers are elected annually by the Board of Directors at the first meeting following the Annual Meeting of Stockholders to serve until the next annual meeting of the Board and until their respective successors are duly elected and qualified.

   Effective February 15, 1999, the company announced that F. Quinn Stepan, Jr., has been elected President and Chief Operating Officer. He was previously Vice President and General Manager--Surfactants as of January 1, 1997, Vice President--Global Laundry and Cleaning Products as of May 1996 and Director-- Business Management as of May 1992. Mr. F. Quinn Stepan, Sr., who has served the company as Chairman and Chief Executive Officer since 1984 and as President since 1973, will remain Chairman and Chief Executive Officer.

   Effective February 16, 1999, John V. Venegoni was appointed Corporate Vice President and General Manager--Surfactants. Since May 1992 until May 1996, he served as a Senior Business Manager--Consumer Products. From May 1996, until present, he was Director--Global Personal Care.

   Charles W. Given retired in 1998. He held a number of positions in the company, most recently as Vice President--Corporate Development.

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

   The Executive Officers of the company, their ages as of February 28, 1999, and certain other information are as follows:

                                                                         Year First
    Name       Age                        Title                        Elected Officer
    ----       ---                        -----                        ---------------
F. Quinn
 Stepan......  61  Chairman and Chief Executive Officer                     1967
James A.
 Hartlage....  61  Senior Vice President--Technology and Operations         1980
Ronald L.
 Siemon......  61  Vice President and General Manager--Polymers             1992
Jeffrey W.     55  Vice President, General Counsel, Regulatory Affairs      1983
 Bartlett....      and Corporate Secretary
Walter J.
 Klein.......  52  Vice President--Finance                                  1985
Mickey
 Mirghanbari.  61  Vice President--Manufacturing and Engineering            1992
Earl H.
 Wagener.....  58  Vice President--Research and Development                 1995
F. Quinn
 Stepan, Jr..  38  President and Chief Operating Officer                    1997
John V.
 Venegoni....  40  Vice President and General Manager--Surfactants          1999

                                    PART II

Item 5. Market for Registrant's Common Stock and Related Security Holder
Matters

   (a) The company's common stock is listed and traded on both the New York Stock Exchange and the Chicago Stock Exchange. See page 37 of the company's 1998 Annual Report to Stockholders for market price information which is incorporated by reference herein.

   The company's 5 1/2 percent convertible preferred stock is listed and traded on the New York Stock Exchange and the Chicago Stock Exchange. See Note 7 on page 31 of the company's 1998 Annual Report to Stockholders for the description of the preferred stockholders' rights which is incorporated by reference herein.

   From time to time the company purchases shares of its common stock in the open market and in block transactions from dealers for the purpose of funding option grants under its stock option plans and deferred compensation plans for directors and officers.

   (b) On February 28, 1999, there were 1,522 holders of common stock of the company.

   (c) See page 37 of the company's 1998 Annual Report to Stockholders for dividend information which is incorporated by reference herein. Also see Note 4 on page 29 of the company's 1998 Annual Report to Stockholders which sets forth the restrictive covenants covering dividends.

Item 6. Selected Financial Data

   See page 37 of the company's 1998 Annual Report to Stockholders for a five year summary of selected financial information which is incorporated by reference herein.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures about Market Risk

   See pages 14 through 20 of the company's 1998 Annual Report to Stockholders which is incorporated by reference herein.

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

Item 8. Financial Statements and Supplementary Data

   See pages 21 through 36 of the company's 1998 Annual Report to Stockholders for the company's consolidated financial statements, notes to the consolidated financial statements and auditors' report which are incorporated by reference herein.

   See page 37 of the company's 1998 Annual Report to Stockholders for selected quarterly financial data which is incorporated by reference herein.

Item 9. Disagreements on Accounting and Financial Disclosure

   None

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

   (a) Directors

   Mr. Paul Stepan is a general partner of a partnership having an interest in certain real estate which is unrelated to the business of the company. The partnership of which Mr. Paul Stepan is a general partner, filed in bankruptcy for Chapter 11 protection in February, 1998. Mr. Paul Stepan advised that a refinancing package and successful discharge from Chapter 11 occurred.

   For additional information about the company's Directors, see pages 3 through 5 of the company's Proxy Statement dated March 30, 1999, for the Annual Meeting of Stockholders which are incorporated by reference herein.

   (b) Executive Officers

     See Executive Officers of the Registrant in Part I above.

Item 11. Executive Compensation

   See pages 7 and 8 of the company's Proxy Statement dated March 30, 1999, for the Annual Meeting of the Stockholders which are incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   See pages 1 through 6 of the company's Proxy Statement dated March 30, 1999, for the Annual Meeting of Stockholders which are incorporated by reference herein.

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

                                          Stepan Company

                                          By        Jeffrey W. Bartlett
                                             Vice President, General Counsel,
                                             Regulatory Affairs and Corporate
                                                         Secretary

March 29, 1999

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



          F. Quinn Stepan             Chairman, Chief Executive      March 29, 1999
____________________________________     Officer and Director
          F. Quinn Stepan


        F. Quinn Stepan, Jr.          President, Chief Operating     March 29, 1999
____________________________________      Officer and Interim
        F. Quinn Stepan, Jr.                   Director

           Walter J. Klein             Vice President--Finance,      March 29, 1999
____________________________________    Principal Financial and
          Walter J. Klein              Accounting Officer

         James A. Hartlage             Senior Vice President--       March 29, 1999
____________________________________   Technology and Operations
         James A. Hartlage                  and Director

         Thomas F. Grojean                     Director              March 29, 1999
____________________________________
         Thomas F. Grojean

           Paul H. Stepan                      Director              March 29, 1999
____________________________________
           Paul H. Stepan

         Robert D. Cadieux                     Director              March 29, 1999
____________________________________
         Robert D. Cadieux

          Robert G. Potter                     Director              March 29, 1999
____________________________________
          Robert G. Potter


   Jeffrey W. Bartlett, pursuant to powers of attorney executed by each of the directors and officers listed above, does hereby execute this report on behalf of each of such directors and officers in the capacity in which the name of each appears above.

                                          Jeffrey W. Bartlett

March 29, 1999

                                 INDEX TO THE
                       CONSOLIDATED FINANCIAL STATEMENTS
                                      AND
                             SUPPLEMENTAL SCHEDULE

   A copy of Stepan Company's Annual Report to Stockholders for the year ended December 31, 1998, has been filed as an exhibit to this Annual Report on Form 10-K. Pages 21 through 36 of such Annual Report to Stockholders contain the Consolidated Balance Sheets as of December 31, 1998 and 1997, the Consolidated Statements of Income, Stockholders' Equity and Cash Flows and Notes to Consolidated Financial Statements for the three years ended December 31, 1998, 1997 and 1996, and the Auditors' Report covering the aforementioned financial statements. These consolidated financial statements and the Auditors' Report thereon are incorporated herein by reference.

   Supplemental Schedule II--Allowance for Doubtful Accounts--to Consolidated Financial Statements, which is required to comply with regulation S-X, and the Auditors' report on such Supplemental Schedule are included on pages 11 and 12 of this Form 10-K.

   Certain supplemental schedules are not submitted because they are not applicable or not required, or because the required information is included in the financial statements or notes thereto.

                                 STEPAN COMPANY

           SUPPLEMENTAL SCHEDULE TO CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED DECEMBER 31, 1998
                   AS REQUIRED TO COMPLY WITH REGULATION S-X

Schedule II--Allowance for Doubtful Accounts:

   Below is an analysis of the allowance for doubtful accounts for the three years ended December 31:

                                                          1998    1997    1996
                                                         ------  ------  ------
                                                            (In Thousands)
Balance, Beginning of Year.............................. $2,121  $2,074  $1,744
  Provision charged to income...........................    339     548     442
  Accounts written off, net of recoveries...............   (197)   (501)   (112)
                                                         ------  ------  ------
Balance, End of Year.................................... $2,263  $2,121  $2,074
                                                         ======  ======  ======

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                           ON SUPPLEMENTAL SCHEDULE

To Stepan Company:

   We have audited in accordance with generally accepted auditing standards, the financial statements included in Stepan Company's Annual Report to Stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 11, 1999. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The supplemental schedule listed in the index of financial statements is the responsibility of the company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          Arthur Andersen LLP

Chicago, Illinois,
February 11, 1999

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

 (3)b Copy of the Bylaws of the company as amended through February 15, 1999.

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

 (4)n(2)   Copy of Issuer Tender Offer Statement on Schedule 13E-4 dated August
           13, 1992. (Note 6)

 (4)n(3) Copy of Amendment No. 1 to Schedule 13E-4 (see also (4)n(2) above) dated September 23, 1992. (Note 6)

 (4)n(4)   Copy of the company's Form 8-A dated August 13, 1992. (Note 6)

 (4)o      Copy of Revolving Credit and Term Loan Agreement dated January 9,
           1998, with The First National Bank of Chicago. (Note 11)

 (4)p      Copy of Term Loan Agreement dated October 1, 1998, with The
           Northwestern Mutual Life Insurance Company and Connecticut General
           Life Insurance Company.

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

 (10)a     Description of the 1965 Directors Deferred Compensation Plan. (Note
           2)

 (10)b Copy of the 1969 Management Incentive Compensation Plan as amended and restated as of January 1, 1992. (Note 5)

 (10)d     Copy of the 1982 Stock Option Plan. (Note 2)


  Exhibit
    No.                                 Description
  -------                               -----------
 (10)e     Copy of Leveraged Employee Stock Ownership Plan. (Note 3)

 (10)f     Copy of the company's 1992 Stock Option Plan. (Note 5)

 (13)      Copy of the company's 1998 Annual Report to Stockholders.

 (18)      Letter re change in accounting principle for the year ended December
           31, 1992. (Note 8)

 (21)      Subsidiaries of Registrant at December 31, 1998.

 (23)      Consent of Independent Public Accountants.

 (24)      Power of Attorney.

 (27)      Financial Data Schedule.

                             Notes To Exhibit Index

 Note
 No.
 ----
  1.   Filed with the company's Annual Report on Form 10-K for the year ended
       December 31, 1987, and incorporated herein by reference.
  2.   Filed with the company's Annual Report on Form 10-K for the year ended
       December 31, 1988, and incorporated herein by reference.
  3.   Filed with the company's Annual Report on Form 10-K for the year ended
       December 31, 1989, and incorporated herein by reference.
  4.   Filed with the company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1991, and incorporated herein by reference.
  5.   Filed with the company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1992, and incorporated herein by reference.
  6.   Filed with the company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992, and incorporated herein by reference.
  7.   Filed with the company's Current Report on Form 8-K filed on April 28,
       1993, and incorporated herein by reference.
  8.   Filed with the company's Annual Report on Form 10-K for the year ended
       December 31, 1992, and incorporated herein by reference.
  9.   Filed with the company's Annual Report on Form 10-K for the year ended
       December 31, 1994, and incorporated herein by reference.
 10.   Filed with the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, and incorporated herein by reference.
 11.   Filed with the company's Annual report on Form 10-K for the year ended
       December 31, 1997, and incorporated herein by reference.