Form 10-Q
period 1999-03-31
STEPAN CO
filed 1999-05-14
CIK 94049

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                            ______________________

                                   FORM 10-Q

(MARK ONE)
(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         FOR THE TRANSITION PERIOD FROM ______________ TO __________


                                    1-4462
                        -------------------------------
                            Commission File Number


                                STEPAN COMPANY
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

              Delaware                                36 1823834
  ---------------------------------           ---------------------------------
   (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)                Identification Number)


             Edens and Winnetka Road,  Northfield, Illinois 60093
                   (Address of principal executive offices)

Registrant's telephone number                          (847) 446-7500
                                                -------------------------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                             Yes   X     No
                                                                  ---       ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                          Outstanding at April 30, 1999
 ----------------------------        -------------------------------------

   Common Stock, $1 par value                    9,626,105 shares

Part I                       FINANCIAL INFORMATION
--------------------------------------------------------------------------------
Item 1  -  Financial Statements


                                STEPAN COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     March 31, 1999 and December 31, 1998
                                   Unaudited

(Dollars in Thousands)                                                                             3/31/99            12/31/98
                                                                                                  --------           ---------
ASSETS
------

CURRENT ASSETS:
   Cash and cash equivalents                                                                      $  3,783           $     983
   Receivables, net                                                                                 93,941              81,890
   Inventories (Note 2)                                                                             47,245              52,496
   Deferred income taxes                                                                            10,572              10,572
   Other current assets                                                                              3,530               3,817
                                                                                                  --------           ---------
        Total current assets                                                                       159,071             149,758
                                                                                                  --------           ---------

PROPERTY, PLANT AND EQUIPMENT:
   Cost                                                                                            574,413             568,601
   Less: Accumulated depreciation                                                                  361,842             353,505
                                                                                                  --------           ---------
                                                                                                   212,571             215,096
                                                                                                  --------           ---------

OTHER ASSETS                                                                                        38,629              39,507
                                                                                                  --------           ---------

               Total assets                                                                       $410,271           $ 404,361
                                                                                                  ========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
   Current maturities of long-term debt                                                           $  6,613           $   6,807
   Accounts payable                                                                                 51,959              43,977
   Accrued liabilities                                                                              34,451              37,160
                                                                                                  --------           ---------
        Total current liabilities                                                                   93,023              87,944
                                                                                                  --------           ---------

DEFERRED INCOME TAXES                                                                               40,723              39,920
                                                                                                  --------           ---------

LONG-TERM DEBT, less current maturities                                                            107,150             107,708
                                                                                                  --------           ---------

OTHER NON-CURRENT LIABILITIES                                                                       19,506              20,805
                                                                                                  --------           ---------

STOCKHOLDERS' EQUITY:
   5-1/2% convertible preferred stock, cumulative, voting without par value;
       authorized 2,000,000 shares; issued 783,887 shares in 1999 and 784,417
       shares in 1998                                                                               19,597              19,611
   Common stock, $1 par value; authorized 15,000,000 shares;
      issued 10,048,491 shares in 1999 and 9,997,736 shares in 1998 (Note 7)                        10,048               9,998
   Additional paid-in capital                                                                       11,702              10,962
   Accumulated other comprehensive loss                                                             (9,978)             (9,050)
   Retained earnings (approximately $46,507 unrestricted in 1999 and $44,346 in 1998)              131,944             127,478
                                                                                                  --------           ---------
                                                                                                   163,313             158,999
   Less: Treasury stock, at cost                                                                    13,444              11,015
                                                                                                  --------           ---------
         Stockholders' equity                                                                      149,869             147,984
                                                                                                  --------           ---------

               Total liabilities and stockholders' equity                                         $410,271           $ 404,361
                                                                                                  ========           =========


The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated balance sheets.

                                STEPAN COMPANY
                       CONSOLIDATED STATEMENTS OF INCOME
              For the Three Months Ended March 31, 1999 and 1998
                                   Unaudited


(In Thousands, except per share amounts)                                       Three Months
                                                                               Ended March 31
                                                                           1999             1998
                                                                      ---------------   -------------

NET SALES                                                                 $163,961        $150,388
Cost of Sales                                                              135,042         122,559
                                                                          --------        --------
Gross Profit                                                                28,919          27,829
                                                                          --------        --------

Operating Expenses:
   Marketing                                                                 5,682           5,953
   Administrative                                                            5,520           5,174
   Research, Development and Technical Services                              5,492           5,304
                                                                          --------        --------
                                                                            16,694          16,431
                                                                          --------        --------

Operating Income                                                            12,225          11,398

Other Income (Expense):
   Interest, Net                                                            (2,110)         (1,907)
   Income from Equity Joint Ventures                                            33              47
                                                                          --------        --------
                                                                            (2,077)         (1,860)
                                                                          --------        --------

Income Before Income Taxes                                                  10,148           9,538
Provision for Income Taxes                                                   4,006           3,816
                                                                          --------        --------
NET INCOME                                                                $  6,142        $  5,722
                                                                          ========        ========


Net Income Per Common Share
   Basic                                                                  $   0.61        $   0.56
                                                                          ========        ========
   Diluted                                                                $   0.57        $   0.52
                                                                          ========        ========

Dividends per Common Share                                                $ 0.1500        $ 0.1375
                                                                          ========        ========

Average Common Shares Outstanding                                            9,681           9,846
                                                                          ========        ========



The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                                STEPAN COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Three Months Ended March 31, 1999 and 1998
                                   Unaudited

(Dollars In Thousands)                                                                         3/31/99           3/31/98
                                                                                              --------          --------
NET CASH FLOW FROM OPERATING ACTIVITIES
   Net income                                                                                 $  6,142          $  5,722
   Depreciation and amortization                                                                10,211             9,318
   Deferred revenue recognition                                                                 (1,112)           (1,081)
   Deferred income taxes                                                                           836              (406)
   Environmental and legal liabilities                                                            (186)             (548)
   Other non-cash items                                                                            438                87
   Changes in Working Capital:
      Receivables, net                                                                         (12,051)           (5,535)
      Inventories                                                                                5,251             2,401
      Accounts payable and accrued liabilities                                                   5,273            (1,213)
      Other                                                                                        287               796
                                                                                              --------          --------
         Net Cash Provided by Operating Activities                                              15,089             9,541
                                                                                              --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Expenditures for property, plant and equipment                                               (7,886)           (6,401)
   Other non-current assets                                                                         82               125
                                                                                              --------          --------
      Net Cash Used for Investing Activities                                                    (7,804)           (6,276)
                                                                                              --------          --------

CASH FLOWS FROM FINANCING AND OTHER RELATED ACTIVITIES
   Revolving debt and notes payable to banks, net                                                 (400)           (1,610)
   Other debt repayments                                                                          (352)              (57)
   Purchases of treasury stock, net                                                             (2,429)             (452)
   Dividends paid                                                                               (1,676)           (1,583)
   Other non-cash items                                                                            372               175
                                                                                              --------          --------
      Net Cash Used for Financing and Other Related Activities                                  (4,485)           (3,527)
                                                                                              --------          --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                             2,800              (262)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                                     983             5,507
                                                                                              --------          --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                    $  3,783          $  5,245
                                                                                              ========          ========

CASH PAID DURING THE PERIOD FOR:
   Interest                                                                                   $    735          $    887
   Income taxes                                                                               $  1,728          $    896

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                                STEPAN COMPANY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     March 31, 1999 and December 31, 1998
                                   Unaudited


1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     -------------------------------------------

     The condensed consolidated financial statements included herein have been prepared by the company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate and make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the company's latest Annual Report to Stockholders and the Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1998. In the opinion of management all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of Stepan Company as of March 31, 1999, and the consolidated results of operations and cash flows for the three months then ended, have been included.

2.   INVENTORIES
     -----------

     Inventories include the following amounts:

(Dollars in Thousands)                                               3/31/99          12/31/98
                                                                    --------         ---------
Inventories valued primarily on LIFO basis -
   Finished products                                                $ 29,755         $  33,444
   Raw materials                                                      17,490            19,052
                                                                    --------         ---------
Total inventories                                                   $ 47,245         $  52,496
                                                                    ========         =========

     If the first-in, first-out (FIFO) inventory valuation method had been used for all inventories, inventory balances would have been approximately $9,600,000 and $10,000,000 higher than reported at March 31, 1999, and December 31, 1998, respectively.

3.   CONTINGENCIES
     -------------

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

     The company has estimated a range of possible environmental and legal losses from $4.2 million to $26.4 million at March 31, 1999. At March 31, 1999, the company's reserve was $17.4 million for legal and environmental matters compared to $17.6 million at December 31, 1998.

     For certain sites, estimates cannot be made of the total costs of compliance, or the company's share of such costs; accordingly, the company is unable to predict the effect thereof on future results of operations.
     In the event of one or more adverse determinations in any annual or interim period, the impact on results of operations for those periods could be material. However, based upon the company's present belief as to its relative involvement at these sites, other viable entities' responsibilities for cleanup and the extended period over which any costs would be incurred, the company believes that these matters will not have a material effect on the company's financial position. Certain of these matters are discussed in Item 3, Legal Proceedings, in the 1998 Form 10-K Annual Report and in other filings of the company with the Securities and Exchange Commission, which are available upon request from the company.

4.   EARNINGS PER SHARE
     ------------------

     Below is the computation of basic and diluted earnings per share for the three months ended March 31, 1999 and 1998.

(In Thousands, except per share amounts)                                                        Three Months
                                                                                               Ended March 31
                                                                                             1999            1998
                                                                                        --------------   ------------
Computation of  Basic Earnings per Share
----------------------------------------
Net income                                                                                   $ 6,142        $ 5,722
Deduct dividends on preferred stock                                                              224            224
                                                                                             -------        -------
Income applicable to common stock                                                            $ 5,918        $ 5,498
                                                                                             =======        =======

Weighted-average number of shares outstanding                                                  9,681          9,846

Basic earnings per share                                                                     $  0.61        $  0.56
                                                                                             =======        =======

Computation of Diluted Earnings per Share
-----------------------------------------

Net income                                                                                   $ 6,142        $ 5,722
                                                                                             =======        =======

Weighted-average number of shares outstanding                                                  9,681          9,846
Add net shares issuable from assumed exercise of options
   (under treasury stock method)                                                                 336            391
Add weighted-average shares issuable from assumed conversion of
   convertible preferred stock                                                                   743            746
                                                                                             -------        -------

Shares applicable to diluted earnings                                                         10,760         10,983
                                                                                             =======        =======

Diluted earnings per share                                                                   $  0.57        $  0.52
                                                                                             =======        =======

5.   COMPREHENSIVE INCOME
     --------------------

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No.
     130), which is effective for fiscal years beginning after December 15, 1997. SFAS No. 130, which the company adopted in 1998, requires that comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements (although for interim financial reporting footnote disclosure of comprehensive income is acceptable). Comprehensive income includes net income and all other nonowner changes in equity that are not reported in net income. The foreign currency translation losses totaled $928,000 and $599,000 for the quarters ended March 31, 1999 and 1998, respectively. Therefore, total comprehensive income was $5,214,000 for the quarter ended March 31, 1999, compared to $5,123,000 for the same quarter of 1998.

6.   SEGMENT REPORTING
     -----------------

     In 1998, the company adopted Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131), effective for the periods beginning after December 15, 1997. Stepan Company has three reportable segments: surfactants, polymers and specialty products. Financial results of Stepan Company's operating segments for the quarters ended March 31, 1999 and 1998 are summarized below:

(Dollars in Thousands)                                                                 Specialty
                                                     Surfactants       Polymers         Products        Segment Totals
                                                    -------------     -----------     ------------     -----------------
For the quarter ended March 31, 1999
------------------------------------
Net Sales                                              $131,749         $27,762           $4,450          $163,961
Operating income                                         13,605           4,856              626            19,087

For the quarter ended March 31, 1998
---------------------------------------------
Net Sales                                              $119,200         $26,041           $5,147          $150,388
Operating income                                         12,663           3,628            1,238            17,529

     Below are reconciliations of segment operating income to consolidated income before income taxes:

(Dollars in Thousands)                                                             Three Months Ended March 31
                                                                               -----------------------------------
                                                                                   1999                  1998
                                                                                   ----                  ----
Operating income segment totals                                                   $19,087               $17,529
Unallocated corporate expenses (a)                                                 (6,862)               (6,131)
Interest expense                                                                   (2,110)               (1,907)
Income from equity in joint ventures                                                   33                    47
                                                                                  -------               -------
      Consolidated income before income taxes                                     $10,148               $ 9,538
                                                                                  =======               =======

(a) Includes corporate administrative and corporate manufacturing expenses which are not included in segment operating income and not used to evaluate segment performance.

     There have been no changes in the basis of segmentation or the measurement of segment profit or loss and no material change in segment assets from those disclosed in the annual report for the year ended December 31, 1998.

7.   SUBSEQUENT EVENT
     ----------------

     On May 11, 1999, shareholders approved an amendment to the company's Certificate of Incorporation which increases the number of authorized shares of Common Stock, par value $1 per share, from 15,000,000 shares to 30,000,000 shares.

8.   SOFTWARE DEVELOPMENT COSTS
     --------------------------

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use". SOP 98-1 provides guidance on accounting for costs related to obtaining or developing internal-use software. The company adopted SOP 98-1 in 1999. The adoption does not have a material impact on the company's operating results or financial position.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

For the three months ended March 31, 1999, net cash from operations totaled $15.1 million, up by $5.5 million compared to the same quarter in 1998. Net income was up by $0.4 million while depreciation and amortization and other non-cash income add-backs were up by $2.8 million. Working capital was a seasonal cash use of $1.2 million during the current year quarter compared to a $3.6 million use for the same period a year ago.

Capital expenditures totaled $7.9 million for the first quarter of 1999, compared to $6.4 million in 1998. Despite higher current quarter spending, total year capital expenditures are expected to be lower for 1999 compared to 1998.

Since December 31, 1998, consolidated debt decreased by $0.8 million, to $113.8 million. As of March 31, 1999, the ratio of long-term debt to long-term debt plus shareholders' equity was 41.7 percent, down from 42.1 percent at year end.

The company maintains contractual relationships with its domestic banks which provide for revolving credit which may be drawn upon as needed for general corporate purposes. This credit facility was amended on March 12, 1999, to increase the total amount of the commitment from $45 million to $60 million. Other terms of the agreement remained unchanged.

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

There have been no material changes in the company's market risks since December 31, 1998.

RESULTS OF OPERATIONS
---------------------

Three Months Ended March 31, 1999 and 1998
------------------------------------------

Net income for the first quarter ended March 31, 1999, increased to $6.1 million, or $0.57 per share diluted, from $5.7 million or $0.52 per share diluted a year ago. Net sales increased nine percent to $164.0 million in 1999 in comparison with $150.4 million for the same period in 1998. Net sales by segments were:

(Dollars in Thousands)                            Three Months
                                                 Ended March 31
                                --------------------------------------------------
                                    1999              1998              % Change
                                -------------     -------------      -------------
Net Sales:
    Surfactants                    $131,749          $119,200              +11%
    Polymers                         27,762            26,041               +7%
    Specialty Products                4,450             5,147              -14%
                                   --------          --------
         Total                     $163,961          $150,388               +9%
                                   ========          ========

Domestic operations, which accounted for about 78 percent of total surfactant revenues, reported net sales that were $6.6 million, or seven percent, greater than those of a year ago. A two percent increase in sales volume, driven by higher demand for the company's personal care products, contributed to the improvement. A shift in mix from the larger national customers to the broader-based commercial customers and distributors also favorably affected net sales. Foreign operations reported a $6.0 million, or 26 percent, increase in net sales. Sales volume rose 20 percent due to increases in Canada and Europe. The fourth quarter 1998 acquisition of Boehme Filatex Canada, Inc.'s anionic and cationic surfactant business led to Canada's improvement. Approximately 25 percent of the foreign operations' volume gain resulted from the consolidation of Stepan Colombia, which did not occur until the second quarter of 1998. There was no significant exchange rate fluctuation impact on net sales.

Surfactants gross profit rose three percent from $21.1 million in the first quarter of 1998 to $21.7 million in 1999. Domestic surfactants were the main contributing factor to the improvement. Better margins, due primarily to sales mix, and higher sales volumes led to the domestic increase. Despite increased sales volumes, gross profit for foreign surfactants operations fell $0.2 million, or six percent.

Polymers net sales increased $1.7 million, or seven percent, to $27.8 million in 1999 from $26.0 million a year ago. Sales volume rose 13 percent and accounted for the improvement. Polyurethane polyols' 16 percent sales volume growth led to a $1.2 million, or 10 percent, increase in revenue. Foreign and export operations sales of polyurethane polyols, driven by higher volumes, also increased $1.1 million from year to year. Polyurethane systems' net sales increased $1.2 million, or 33 percent, due to a 37 percent rise in sales volumes. Despite a two percent volume increase, phthalic anhydride (PA) net sales fell $1.8 million, or 18 percent, between years. Lower average selling prices led to the decline. The drop in the average selling prices was primarily due to decreased raw materials costs coupled with price reductions reflecting oversupply of PA in the marketplace.

Polymers gross profit increased 24 percent to $6.3 million in the first quarter of 1999 from $5.1 million in the first quarter of 1998. Polyurethane polyols recorded the largest increase of 47 percent from $3.1 million a year ago to $4.5 million in 1999. This improvement was based on higher sales volumes and margins. Polyurethane systems reported a 16 percent increase in gross profit based entirely on increased volumes. The improvement in volumes was somewhat dampened by a decline in margins due to sales mix. Gross profit for PA fell 33 percent to $1.1 million in 1999 from $1.6 million in 1998. The reason for the decrease was a decline in margins which more than offset the impact of higher sales volumes. Reducing prices in response to an oversupply of PA in the marketplace caused the drop in margin.

Specialty products recorded a 14 percent decrease in net sales from $5.1 million in 1998 to $4.5 million in 1999. Gross profit declined 46 percent from $1.6 million in 1998 to $0.9 million in 1999. Sales of higher margin products were particularly weak during the first quarter of 1999.

Operating expenses rose approximately two percent from $16.4 million in 1998 to $16.7 million in the first quarter of 1999. Administrative and research and development expenses were up seven and four percent, respectively. Marketing expenses fell five percent. Overall, operating expenses were 10 percent of net sales for the first quarter of 1999 compared to 11 percent of net sales for the first quarter of 1998.

Interest expense grew by 11 percent due to higher average debt levels.

ENVIRONMENTAL AND LEGAL MATTERS
-------------------------------

The company is subject to extensive federal, state and local environmental laws and regulations. Although the company's environmental policies and practices are designed to ensure compliance with these laws and regulations, future developments and increasingly stringent environmental regulation could require the company to make additional unforeseen environmental expenditures. The company will continue to invest in the equipment and facilities necessary to comply with existing and future regulations. During the first quarter of 1999, company expenditures for capital projects related to the environment were $1.5 million and should approximate $3.5 million to $5.0 million for the full year 1999. These projects are capitalized and typically depreciated over 10 years. Recurring costs associated with the operation and maintenance of facilities for waste treatment and disposal and managing environmental compliance in ongoing operations at our manufacturing locations were $1.8 million for the first three months of 1999. While difficult to project, it is not anticipated that these recurring expenses will increase significantly in the future.

The company has been named by the government as a potentially responsible party at 16 waste disposal sites where cleanup costs have been or may be incurred under the federal Comprehensive Environmental Response, Compensation and Liability Act and similar state statutes. In addition, damages are being claimed against the company in general liability actions for alleged personal injury or property damage in the case of some disposal and plant sites. The company believes that it has made adequate provisions for the costs it may incur with respect to these sites. The company has estimated a range of possible environmental and legal losses from $4.2 million to $26.4 million at March 31, 1999. At March 31, 1999, the company's reserve was

$17.4 million for legal and environmental matters compared to $17.6 million at December 31, 1998. During the first three months of 1999, expenditures related to legal and environmental matters approximated $0.4 million. For certain sites, estimates cannot be made of the total costs of compliance or the company's share of such costs; accordingly, the company is unable to predict the effect thereof on future results of operations. In the event of one or more adverse determinations in any annual or interim period, the impact on results of operations for those periods could be material. However, based upon the company's present belief as to its relative involvement at these sites, other viable entities' responsibilities for cleanup and the extended period over which any costs would be incurred, the company believes that these matters will not have a material effect on the company's financial position. Certain of these matters are discussed in Item 3, Legal Proceedings, in the 1998 Form 10-K Annual Report and in other filings of the company with the Securities and Exchange Commission, which are available upon request from the company.


YEAR 2000 READINESS DISCLOSURE
------------------------------

The Year 2000 issue is a result of computer systems that utilize two digits, rather than four, to represent a given year. Computer systems used by the company and its business partners that have date-sensitive processing may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or inaccurate calculation that may interrupt normal business operations. The company has established a steering team to oversee all efforts and is addressing Year 2000 compliance for 3 major areas:
Information Technology ("IT") systems, non-"IT" systems and third-party relationships. The project plan involves 3 phases: inventory and assessment, remediation and testing, and implementation.

Implementation of approximately 80 percent of "IT" systems is fully complete and the remainder of the systems is in the process of remediation and testing. It is expected that 95 percent of the "IT" systems will be compliant with Year 2000 requirement in June 1999 and implementation of the remaining systems is planned for the third quarter.

The non-"IT" systems are comprised of manufacturing process control, telephone, security, laboratory and other embedded chip systems. Implementation of approximately 40 percent of these systems are complete and implementation of critical and important items scheduled to be complete by June 1999. The remaining non-"IT" systems are expected to be complete in the third quarter of 1999.

The company has initiated formal communications with suppliers and service providers to determine the extent of their efforts in resolving Year 2000 issues. The assessment phase, which includes evaluation of responses and meetings with significant suppliers, is in progress and will continue through the second quarter of 1999. Contingency plans will be developed if responses indicate the probability of non-compliance with Year 2000 requirements.

Costs for the Year 2000 project are currently estimated to be $2.9 million with $1.8 million expended to date. Of the total estimated cost, $1.9 million will be capitalized and the remaining will be expensed as incurred. These costs are not material to the overall IT budget and no projects have been deferred due to Year 2000 efforts. The company's actual cost to achieve Year

2000 compliance could differ significantly from amounts disclosed above due to new issues which have not yet been identified.

Although the company is in the process of implementing its Year 2000 project plan, there can be no assurance that all phases of the plan will be completed prior to the Year 2000 or that if completed prior to the Year 2000 that disruption will not occur. In addition, there can be no assurance that the company's customers, suppliers and service providers will successfully resolve their own Year 2000 issues in a manner which would not cause material impact to the company's operations and financial results. Recognizing these uncertainties, the company is in the process of identifying most reasonable likely worst case scenarios. Contingency plans for these scenarios will be developed as warranted throughout 1999.

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

Part II                                                       OTHER INFORMATION
--------------------------------------------------------------------------------
Item 1 - Legal Proceedings

With regard to the Company's site at Maywood, New Jersey, and the report to Congress issued by the United States Army Corps of Engineers in which report it was indicated that the United States Army Corps of Engineers may seek contribution recovery from certain parties, the United States Army Corps of Engineers has requested legal advice from the Department of Justice as to the interpretation of the Memorandum of Understanding which the Company entered into with the United States of America, represented by the Department of Energy, in 1985, wherein the Department of Energy undertook the responsibility for radiological clean-up, not only at the Company's site but at two adjacent sites as well. There has been no report issued by the Department of Justice as of this date.

As reported previously, the Company has been sued in Gilberg et al. v. Stepan et
                                                     ---------------------------
al. and Accurso et al. v. Stepan et al. Civil Action 98-139 (Middlesex County,
---     -------------------------------
New Jersey), now collectively known as Accurso et al. v. Stepan et al.  This
                                       -------------------------------
suit alleges a variety of alleged injuries from attention deficit disorder to cancer, allegedly caused by or from exposure to radiological compounds and other chemical compounds. The Company has been involved in mediation activities in an attempt to resolve this issue but as of this date, has not been successful. While such mediation efforts continue, the Court has ordered that 30 representative plaintiffs (Bell Weather plaintiffs mutually agreed to by both defendants and plaintiffs) be chosen and that trial be conducted with regard to each or all of the 30 representative plaintiffs. This process is underway. If the mediation process does not resolve the case, trial with respect to such Bell Weather plaintiffs has been scheduled to take place in mid-October of 1999. Because of the fluidity of the situation and the fact that plaintiffs have dropped cases as well as added cases, the Company's best estimate of the number of plaintiffs in this action is now 548. In addition to which, 75 of 85 wrongful death actions and all but one potential claim by a worker against the Company for negligence have been dismissed. The Company, at this date, still cannot estimate what its liability, if any, will be.

As previously reported, the Company has been named as a third-party defendant in an action entitled Olin Corporation v. Fissons plc et al. Civil Action No. 93-
                   --------------------------------------
11166-MLW, Federal District Court, Boston, Massachusetts. As of this date, the Company has been dismissed from this case but the Court has given the defendants leave to file a Motion for Reconsideration of the dismissal of the Company from this case. Leave was given to the third-party defendants more than eight weeks ago. To date, no Motion for Reconsideration has been filed.

Item 4 - Submission of Matters to a Vote of Security Holders

         (A) The company's 1999 Annual Meeting of Stockholders was held on May 11, 1999.

         (B) At the annual meeting of the company's shareholders on May 11, 1999, shareholders elected Thomas F. Grojean, James A. Hartlage and F. Quinn Stepan, Jr. as Directors of the company, all for three-year terms. The vote in the election of Directors was as follows:

                                                   For               Withheld
                                               ------------       -------------
                    Thomas F. Grojean            9,046,692           104,073
                    James A. Hartlage            9,052,180            98,585
                    F. Quinn Stepan, Jr.         9,051,500            99,265

         (C) A majority of the outstanding shares voted to amend the company's Fourth Article of its Certificate of Incorporation to increase the authorized number of shares of Common Stock from 15,000,000 to 30,000,000.

                                   8,533,516        For
                                     607,727        Against
                                       9,522        Abstentions

         (D) A majority of the outstanding shares voted to ratify the appointment of Arthur Andersen LLP as independent auditors for the company for 1999.

                                   9,115,018        For
                                      27,410        Against
                                       8,337        Abstentions


   Item 6   -  Exhibits and Reports on Form 8-K

         (A)  Exhibits

              (4)0(1) Copy of Certificate of Amendment, dated March 12, 1999, amending Revolving Credit and Term Loan Agreement dated January 9, 1998 (see 1998 Annual Report)

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

Date:  May 14, 1999