Form 10-Q
period 1999-06-30
STEPAN CO
filed 1999-08-12
CIK 94049

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                             _____________________

                                   FORM 10-Q

(MARK ONE)
( X )    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999


(   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         FOR THE TRANSITION PERIOD FROM ______________ TO __________


                                    1-4462
                        ------------------------------
                            Commission File Number


                                STEPAN COMPANY
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



            Delaware                                         36 1823834
---------------------------------                  -----------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                         Identification Number)



             Edens and Winnetka Road,  Northfield, Illinois 60093
--------------------------------------------------------------------------------
                   (Address of principal executive offices)



Registrant's telephone number                               (847) 446-7500
                                                    ----------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                         Yes   X     No
                                                             -----       -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



            Class                                Outstanding at July 31, 1999
--------------------------------             -----------------------------------

   Common Stock, $1 par value                           9,582,977 Shares

Part I                        FINANCIAL INFORMATION
--------------------------------------------------------------------------------
Item 1  -  Financial Statements


                                STEPAN COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      June 30, 1999 and December 31, 1998
                                   Unaudited

(Dollars in Thousands)                                                                            6/30/99           12/31/98
                                                                                                 --------          ---------
ASSETS
------

CURRENT ASSETS:
   Cash and cash equivalents                                                                     $  2,578          $     983
   Receivables, net                                                                                95,079             81,890
   Inventories (Note 2)                                                                            49,648             52,496
   Deferred income taxes                                                                           10,572             10,572
   Other current assets                                                                             3,487              3,817
                                                                                                 --------          ---------
           Total current assets                                                                   161,364            149,758
                                                                                                 --------          ---------

PROPERTY, PLANT AND EQUIPMENT:
   Cost                                                                                           582,458            568,601
   Less: Accumulated depreciation                                                                 370,533            353,505
                                                                                                 --------          ---------
           Property, plant and equipment, net                                                     211,925            215,096
                                                                                                 --------          ---------

OTHER ASSETS                                                                                       38,046             39,507
                                                                                                 --------          ---------

           Total assets                                                                          $411,335          $ 404,361
                                                                                                 ========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
   Current maturities of long-term debt                                                          $  8,310          $   6,807
   Accounts payable                                                                                44,763             43,977
   Accrued liabilities                                                                             35,085             37,160
                                                                                                 --------          ---------
           Total current liabilities                                                               88,158             87,944
                                                                                                 --------          ---------

DEFERRED INCOME TAXES                                                                              41,933             39,920
                                                                                                 --------          ---------

LONG-TERM DEBT, less current maturities                                                           109,844            107,708
                                                                                                 --------          ---------

OTHER NON-CURRENT LIABILITIES                                                                      17,819             20,805
                                                                                                 --------          ---------

STOCKHOLDERS' EQUITY:
   5-1/2% convertible preferred stock, cumulative, voting without par value;
        authorized 2,000,000 shares; issued 783,287 shares in 1999 and 784,417
        shares in 1998                                                                             19,582             19,611
   Common stock, $1 par value; authorized 30,000,000 shares;
        issued 10,049,276 shares in 1999 and 9,997,736 shares in 1998 (Note 8)                     10,049              9,998
   Additional paid-in capital                                                                      11,715             10,962
   Accumulated other comprehensive loss                                                           (10,265)            (9,050)
   Retained earnings (approximately $49,575 unrestricted in 1999 and $44,346 in 1998)             138,247            127,478
                                                                                                 --------          ---------
                                                                                                  169,328            158,999
   Less: Treasury stock, at cost                                                                   15,747             11,015
                                                                                                 --------          ---------
         Stockholders' equity                                                                     153,581            147,984
                                                                                                 --------          ---------

         Total liabilities and stockholders' equity                                              $411,335          $ 404,361
                                                                                                 ========          =========

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated balance sheets.

                                 STEPAN COMPANY
                       CONSOLIDATED STATEMENTS OF INCOME
           For the Three and Six Months Ended June 30, 1999 and 1998
                                   Unaudited

                                                      Three Months Ended           Six Months Ended
(In Thousands, except per share amounts)                    June 30                    June 30
                                                     ---------------------      ----------------------
                                                       1999         1998          1999          1998
                                                       ----         ----          ----          ----
NET SALES                                            $166,759     $155,509      $330,720      $305,897
Cost of Sales                                         134,368      125,855       269,410       248,414
                                                     --------     --------      --------      --------
Gross Profit                                           32,391       29,654        61,310        57,483
                                                     --------     --------      --------      --------

Operating Expenses:
   Marketing                                            6,144        5,591        11,826        11,544
   Administrative                                       6,025        5,208        11,545        10,382
   Research, Development and Technical Services         5,295        5,272        10,787        10,576
                                                     --------     --------      --------      --------
                                                       17,464       16,071        34,158        32,502
                                                     --------     --------      --------      --------

Operating Income                                       14,927       13,583        27,152        24,981

Other Income (Expense):
   Interest, Net                                       (2,158)      (1,769)       (4,268)       (3,676)
   Income from Equity Joint Ventures                      194           45           227            92
                                                     --------     --------      --------      --------
                                                       (1,964)      (1,724)       (4,041)       (3,584)
                                                     --------     --------      --------      --------

Income Before Income Taxes                             12,963       11,859        23,111        21,397
Provision for Income Taxes                              5,007        4,749         9,013         8,565
                                                     --------     --------      --------      --------
NET INCOME                                           $  7,956     $  7,110      $ 14,098      $ 12,832
                                                     ========     ========      ========      ========


Net Income Per Common Share (Note 5)
      Basic                                          $   0.81     $   0.70      $   1.42      $   1.26
                                                     ========     ========      ========      ========
      Diluted                                        $   0.75     $   0.64      $   1.32      $   1.16
                                                     ========     ========      ========      ========

Dividends per Common Share                           $ 0.1500     $ 0.1375      $ 0.3000      $ 0.2750
                                                     ========     ========      ========      ========

Average Common Shares Outstanding                       9,616        9,854         9,648         9,850
                                                     ========     ========      ========      ========

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                                 STEPAN COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Six Months Ended June 30, 1999 and 1998
                                   Unaudited

(Dollars In Thousands)                                                               6/30/99          6/30/98
                                                                                     -------          -------
NET CASH FLOW FROM OPERATING ACTIVITIES
  Net income                                                                         $ 14,098        $ 12,832
  Depreciation and amortization                                                        20,411          18,673
  Deferred revenue recognition                                                         (3,656)         (2,163)
  Deferred income taxes                                                                 2,072           2,412
  Environmental and legal liabilities                                                    (761)         (1,797)
  Other non-cash items                                                                    397             156
  Changes in Working Capital:
    Receivables, net                                                                  (13,189)         (8,328)
    Inventories                                                                         2,848           3,354
    Accounts payable and accrued liabilities                                              142          (1,336)
    Other                                                                                 330             848
                                                                                     --------        --------
      Net Cash Provided by Operating Activities                                        22,692          24,651
                                                                                     --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Expenditures for property, plant and equipment                                      (17,133)        (15,603)
  Investment in acquisitions                                                                -         (19,695)
  Other non-current assets                                                                109           1,829
                                                                                     --------        --------
    Net Cash Used for Investing Activities                                            (17,024)        (33,469)
                                                                                     --------        --------

CASH FLOWS FROM FINANCING AND OTHER RELATED ACTIVITIES
  Revolving debt and notes payable to banks, net                                       10,300          17,590
  Other debt borrowings                                                                    66               -
  Other debt repayments                                                                (6,727)         (4,957)
  Purchase of treasury stock, net                                                      (4,732)           (804)
  Dividends paid                                                                       (3,329)         (3,162)
  Other non-cash items                                                                    349             167
                                                                                     --------        --------
    Net Cash Provided by (Used for) Financing and Other Related Activities             (4,073)          8,834
                                                                                     --------        --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                               1,595              16
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                            983           5,507
                                                                                     --------        --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           $  2,578        $  5,523
                                                                                     ========        ========

CASH PAID DURING THE PERIOD FOR:
  Interest                                                                           $  4,433        $  3,851
  Income taxes                                                                       $  7,162        $  4,945

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                                STEPAN COMPANY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      June 30, 1999 and December 31, 1998
                                   Unaudited


1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     -------------------------------------------

     The condensed consolidated financial statements included herein have been prepared by the company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate and make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the company's latest Annual Report to Stockholders and the Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1998. In the opinion of management all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of Stepan Company as of June 30, 1999, and the consolidated results of operations for the three and six months then ended and cash flows for the six months then ended, have been included.

2.   INVENTORIES
     -----------

     Inventories include the following amounts:

                                                    6/30/99  12/31/98
                                                    -------  --------
     (Dollars in Thousands)
     Inventories valued primarily on LIFO basis --
       Finished products                            $32,272   $33,444
       Raw materials                                 17,376    19,052
                                                    -------   -------
     Total inventories                              $49,648   $52,496
                                                    =======   =======

     If the first-in, first-out (FIFO) inventory valuation method had been used for all inventories, inventory balances would have been approximately $9,800,000 and $10,000,000 higher than reported at June 30, 1999, and December 31, 1998, respectively.

3.   DEFERRED REVENUES
     -----------------

     Net sales for the three and six months ended June 30, 1999, included the recognition of $2.5 million and $3.7 million, respectively, of previously deferred revenues. Approximately $1.43 million of the amounts was accelerated and recorded in the second quarter when a customer released the company from further performance under a prepaid contract that originally extended into the year 2000.

4.   CONTINGENCIES
     -------------

     There are a variety of legal proceedings pending or threatened against the company. Some of these proceedings may result in fines, penalties, judgments or costs being assessed against the company at some future time. The company's operations are subject to extensive local, state and federal regulations, including the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("Superfund") and the Superfund amendments of 1986. The company, and others, have been named as potentially responsible parties at affected geographic sites. As discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in this filing, the company believes that it has made adequate provisions for the costs it may incur with respect to these sites. The company has estimated a range of possible environmental and legal losses from $4.2 million to $26.4 million at June 30, 1999. At June 30, 1999, the company's reserve was $16.8 million for legal and environmental matters compared to $17.6 million at December 31, 1998.

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

5.   EARNINGS PER SHARE
     ------------------

     Below is the computation of basic and diluted earnings per share for the three and six months ended June 30, 1999 and 1998.

(In Thousands, except per share amounts)        Three Months Ended      Six Months Ended
                                                     June 30                June 30
                                                ------------------      -----------------
                                                 1999        1998          1999     1998
                                                -------     ------      -------   -------

Computation of Basic Earnings per Share
---------------------------------------

Net income                                       $7,956     $7,110      $14,098   $12,832
Deduct dividends on preferred stock                 213        224          437       449
                                                 ------     ------      -------   -------
Income applicable to common stock                $7,743     $6,886      $13,661   $12,383
                                                 ======     ======      =======   =======

Weighted-average number of shares outstanding     9,616      9,854        9,648     9,850

Basic earnings per share                         $ 0.81     $ 0.70      $  1.42   $  1.26
                                                 ======     ======      =======   =======


------------------------------

Computation of Diluted Earnings per Share
-----------------------------------------

                                                            Three Months Ended       Six Months Ended
                                                                  June 30                June 30
                                                            ------------------      -------------------
                                                              1999        1998       1999        1998
                                                            -------     -------     -------     -------
Net Income                                                  $ 7,956     $ 7,110     $14,098     $12,832

Weighted-average number of shares outstanding                 9,616       9,854       9,648       9,850
Add net shares issuable from assumed exercise of
 options (under treasury stock method)                          333         485         334         438
Add weighted-average shares issuable from assumed
 conversion of convertible preferred stock                      721         744         732         745
                                                            -------     -------     -------     -------
Shares applicable to diluted earnings                        10,670      11,083      10,714      11,033
                                                            =======     =======     =======     =======

Diluted earnings per share                                  $  0.75     $  0.64     $  1.32     $  1.16
                                                            =======     =======     =======     =======

6.   COMPREHENSIVE INCOME

     Below is the company's comprehensive income for the three and six months ended June 30, 1999 and 1998:

     (Dollars in Thousands)                               Three Months Ended       Six Months Ended
                                                          -------------------    --------------------
                                                                June 30                June 30
                                                                -------                -------
                                                           1999        1998       1999         1998
                                                           ----        ----       ----         ----
     Net income                                           $7,956      $ 7,110    $14,098      $12,832
     Other comprehensive loss:
       Foreign currency translation adjustments             (287)      (1,174)    (1,215)      (1,773)
                                                          ------      -------    -------      -------
     Comprehensive income                                 $7,669      $ 5,936    $12,883      $11,059
                                                          ======      =======    =======      =======

7.   SEGMENT REPORTING

     In 1998, the company adopted Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131), effective for the periods beginning after December 15, 1997. Stepan Company has three reportable segments: surfactants, polymers and specialty products. Financial results of Stepan Company's operating segments for the quarters and six months ended June 30, 1999 and 1998 are summarized below:

(Dollars in Thousands)                                                Specialty     Segment
                                        Surfactants      Polymers      Products     Totals
                                        -----------      --------     ---------     -------
For the quarter ended June 30, 1999
-----------------------------------
Net sales                                 $130,857       $31,619       $ 4,283      $166,759
Operating income                            14,320         6,546           528        21,394

For the quarter ended June 30, 1998
-----------------------------------
Net sales                                 $120,960       $29,361       $ 5,188      $155,509
Operating income                            12,681         5,216         1,197        19,094


SEGMENT REPORTING (continued)
-----------------------------

(Dollars in Thousands)                                                  Specialty        Segment
                                        Surfactants      Polymers       Products          Totals
                                        -----------      --------       --------         --------
For six months ended June 30, 1999
----------------------------------
Net sales                                $262,606        $59,381         $ 8,733         $330,720
Operating income                           27,925         11,402           1,154           40,481

For six months ended June 30, 1998
----------------------------------
Net sales                                $240,160        $55,402         $10,335         $305,897
Operating income                           25,344          8,844           2,435           36,623

     Below are reconciliations of segment operating income to consolidated income before income taxes:

(Dollars in Thousands)                                      Three Months Ended             Six Months Ended
                                                       ----------------------------  -----------------------------
                                                                 June 30                        June 30
                                                       ----------------------------  -----------------------------
                                                           1999           1998            1999           1998
                                                       ------------  --------------  --------------  -------------
Operating income segment totals                            $21,394         $19,094        $ 40,481       $ 36,623
Unallocated corporate expenses (a)                          (6,467)         (5,511)        (13,329)       (11,642)
Interest expense                                            (2,158)         (1,769)         (4,268)        (3,676)
Income from equity in joint ventures                           194              45             227             92
                                                           -------         -------        --------       --------
      Consolidated income before income taxes              $12,963         $11,859        $ 23,111       $ 21,397
                                                           =======         =======        ========       ========

(a) Includes corporate administrative and corporate manufacturing expenses which are not included in segment operating income and not used to evaluate segment performance.


8.   AUTHORIZED COMMON SHARES
     ------------------------
     On May 11, 1999, shareholders approved an amendment to the company's Certificate of Incorporation which increased the number of authorized shares of Common Stock, par value $1 per share, from 15,000,000 shares to 30,000,000 shares.


9.   SOFTWARE DEVELOPMENT COSTS
     --------------------------
     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use". SOP 98-1 provides guidance on accounting for costs related to obtaining or developing internal-use software. The company adopted SOP 98-1 in 1999. The adoption does not have a material impact on the company's operating results or financial position.

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


LIQUIDITY AND CAPITAL RESOURCES

For the first six months of 1999, net cash from operations totaled $22.7 million, down by $2.0 million compared to the same period in 1998. Net income increased by $1.3 million while depreciation and amortization and other non-cash income add-backs were up by a total of $1.2 million. Working capital amounted to a cash use of $9.9 million for the current year period compared to a $5.5 million use for the same period in 1998.

Capital expenditures totaled $17.1 million for the first half of 1999, compared to $15.6 million in 1998. Despite higher current year spending, total year capital expenditures are expected to be lower for 1999 compared to 1998.

Since December 31, 1998, total company debt has increased by $3.6 million, to $118.2 million. As of June 30, 1999, the ratio of long-term debt to long-term debt plus shareholders' equity was 41.7 percent, down from 42.1 percent at year-end.

The company maintains contractual relationships with its domestic banks that provide for revolving credit which may be drawn upon as needed for general corporate purposes. This credit facility was amended on March 12, 1999, to increase the total amount of the commitment from $45 million to $60 million. Other terms of the agreement remained unchanged.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 1999 and 1998

Net income for the second quarter ended June 30, 1999, was a record $8.0 million, or $0.81 per share ($0.75 per share diluted), up 12 percent from the $7.1 million, or $0.70 per share ($0.64 per share diluted), reported a year ago. Net sales rose seven percent to $166.8 million from $155.5 million in the second quarter of 1998. Net sales by segment were:

(Dollars in Thousands)                                      Three Months
                                                            Ended June 30
                                          ----------------------------------------------
                                                1999          1998          % Change
                                            ------------  ------------  -----------------
Net Sales:
    Surfactants                                 $130,857      $120,960         +8%
    Polymers                                      31,619        29,361         +8%
    Specialty Products                             4,283         5,188        -17%
                                                --------      --------
         Total                                  $166,759      $155,509         +7%
                                                ========      ========

Surfactants net sales increased eight percent from $121.0 million in the second quarter of 1998 to $130.9 million in the second quarter of 1999. The increase was due to an eight percent growth in sales volume. Domestic operations, which accounted for 77 percent of total surfactant revenues, reported net sales that were $5.0 million, or five percent, greater than a year ago. Sales volume increased five percent. The volume increase was mainly due to increased demand for the company's personal care products. Domestic sales included $2.5 million of deferred revenue recognition of which $1.43 million was accelerated due to the company's release from a prepaid contract for future supply of product. Foreign operations posted an increase in net sales between quarters of $4.9 million, or 20 percent. A rise in sales volume for all foreign subsidiaries led to the increase. Stepan Mexico reported a 37 percent increase in net sales on higher sales volume and selling prices. The fourth quarter 1998 acquisition of the anionic and cationic surfactant business from Boehme Filatex Canada, Inc. contributed to a 10 percent growth in net sales for Stepan Canada. Stepan Europe's net sales increased nine percent on a 27 percent gain in sales volume. Stepan Colombia accounted for 36 percent of the total foreign sales volume gain. The subsidiary was consolidated for the first time in June of 1998. There was no material exchange rate fluctuation impact on net sales.

Surfactants gross profit increased eight percent from $21.6 million for the second quarter in 1998 to $23.2 million for the second quarter in 1999.
Domestic operations gross profit increased five percent due to the earlier noted rise in sales volume and accelerated recognition of deferred revenues, partially offset by lower margins. Foreign operations gross profit increased $0.7 million, or 22 percent, due primarily to higher sales volume. Increased margins in Canada also contributed to the increased gross profit, while all other foreign subsidiaries reported lower margins.

Polymers net sales increased eight percent between quarters on sales volume that increased 10 percent. Most of the net sales and volume gains were contributed by the polyurethane polyols business. Globally, net sales for polyurethane polyols grew by $2.5 million, or 17 percent, on sales volume that increased 19 percent. Polyurethane systems also contributed with a four percent rise in net sales due to a three percent increase in sales volume. Despite a two percent growth in sales volume, phthalic anhydride (PA) net sales declined $0.5 million, or five percent, between quarters. Lower average selling prices led to the decline. The drop in the average selling prices was primarily due to decreased raw material cost, change in customer mix and price reductions necessitated by competitive market situations.

Polymers gross profit increased 27 percent to $8.3 million in the second quarter of 1999 from $6.5 million in the second quarter of 1998. Polyurethane polyols reported a $1.9 million, or 45 percent, increase in gross profit between quarters. The increase was due to increased sales volume and margins. Polyurethane systems, as a result of better margins and improved sales volume, reported a 16 percent increase in gross profit. PA's gross profit declined 11 percent due to a drop in margins resulting from reduced prices and a change in customer mix.

Specialty products net sales decreased $0.9 million, or 17 percent, from quarter to quarter. Gross profit declined 47 percent from a year ago. A decline in sales volume led to the drop in net sales and gross profit.

Operating expenses for the second quarter of 1999 rose nine percent, from $16. 1 million in 1998 to $17.5 million in 1999. Administrative expenses increased 16 percent due to larger than usual consulting costs. Marketing expenses increased 10 percent.

Interest expense increased 22 percent due to higher levels of debt.

Six Months Ended June 30, 1999 and 1998

Net income for the first six months ended June 30, 1999, was $14.1 million, or $1.42 per share ($1.32 per share diluted), compared to $12.8 million, or $1.26 per share ($1.16 per share diluted), for the same period in 1998. Net sales increased eight percent to $330.7 million from $305.9 million reported last year. Net sales by segment were:

(Dollars in Thousands)                                       Six Months
                                                            Ended June 30
                                            ---------------------------------------------
                                                1999          1998          % Change
                                            ------------  ------------  -----------------
Net Sales:
    Surfactants                                 $262,606      $240,160         +9%
    Polymers                                      59,381        55,402         +7%
    Specialty Products                             8,733        10,335        -16%
                                                --------      --------
         Total                                  $330,720      $305,897         +8%
                                                ========      ========

Surfactants net sales increased nine percent for the first six months of 1999 over those of a year ago. The increase was primarily due to a six percent increase in sales volume, coupled with increased average selling prices. Domestic operations, which accounted for 78 percent of total surfactant revenue, posted an $11.5 million, or six percent, increase in net sales due to a three percent increase in sales volume and a two percent rise in average selling prices. The domestic growth was primarily driven by increased demand for the company's personal care products.

Foreign operations net sales climbed $10.9 million, or 23 percent, from year to year. A 22 percent rise in sales volume was the main driving force behind the growth. All foreign subsidiaries reported sales volume growth. Volumes for Stepan Canada and Stepan Europe grew 22 percent and 19 percent, respectively. Canada benefited from the fourth quarter 1998 acquisition of the anionic and cationic surfactant business from Boehme Filatex Canada, Inc. Stepan Colombia contributed 31 percent of the total foreign sales volume gain. The subsidiary was consolidated for the first time in June of 1998. Stepan Mexico's net sales increased 39 percent on a two percent sales volume gain. Mexico's sales increase was largely due to a major customer switching from consigning raw material and paying a processing fee to buying finished goods inclusive of raw materials costs.

Surfactants gross profit increased five percent between years to $45.0 million in 1999 from $42.7 million in 1998. Domestic surfactants reported a five percent rise in gross profit due to increased sales volume and to the second quarter 1999 recognition of $1.43 million of previously deferred revenues as noted in the quarter to quarter discussion. Margins fell slightly between years, which partially offset the impact of volumes and deferred revenue recognition. Foreign operations gross profit grew seven percent. Sales volume growth, partially offset by lower margins, led to the improvement.

Polymers net sales increased $4.0 million, or seven percent, to $59.4 million in 1999 from $55.4 million in 1998. Sales volume grew 12 percent and more than offset a four percent decline in average selling prices. Polyurethane polyols accounted for most of the improvement with a gain in net sales of $4.8 million on a 21 percent increase in sales volume. Polyurethane systems net sales increased 16 percent due to a 17 percent growth in sales volume. Lower raw material cost, competitive pressure on prices and a change in customer mix caused a decline in PA's selling prices, which led to a 12 percent decrease in net sales.

Polymers gross profit increased 26 percent from $11.6 million in 1998 to $14.7 million in 1999. The growth was mainly due to a strong performance by domestic and foreign polyurethane polyols. Higher margins and sales volume led to a $3.6 million, or 48 percent, increase in polyol gross profit. Polyurethane systems gross profit grew 16 percent due to increased sales volume. Lower margins, due to competitive pressure and a change in customer mix, led to a $0.7 million, or 22 percent, decline in PA's gross profit.

Specialty products net sales for the first half of the year were $8.7 million, down $1.6 million, or 16 percent, from a year ago. Gross profit decreased by $1.5 million from $3.2 million in 1998 to $1.7 million in 1999. Lower sales volume led to the net sales and gross profit declines.

Operating expenses rose five percent to $34.2 million in 1999 from $32.5 million in 1998. Administrative expenses increased 11 percent due to unusually high consulting cost and to higher payroll costs.

Interest expense increased 16 percent due to higher levels of debt.

ENVIRONMENTAL AND LEGAL MATTERS

The company is subject to extensive federal, state and local environmental laws and regulations. Although the company's environmental policies and practices are designed to ensure compliance with these laws and regulations, future developments and increasingly stringent environmental regulation could require the company to make additional unforeseen environmental expenditures. The company will continue to invest in the equipment and facilities necessary to comply with existing and future regulations. During the first six months of 1999, company expenditures for capital projects related to the environment were $2.1 million and should approximate $3.5 million to $4.5 million for the full year 1999. These projects are capitalized and typically depreciated over 10 years. Recurring costs associated with the operation and maintenance of facilities for waste treatment and disposal and managing environmental compliance in ongoing operations at our manufacturing locations were $3.7 million for the first six months of 1999.

The company has been named by the government as a potentially responsible party at 16 waste disposal sites where cleanup costs have been or may be incurred under the federal Comprehensive Environmental Response, Compensation and Liability Act and similar state statutes. In addition, damages are being claimed against the company in general liability actions for alleged personal injury or property damage in the case of some disposal and plant sites. The company believes that it has made adequate provisions for the costs it may incur with respect to these sites. The company has estimated a range of possible environmental and legal losses from $4.2 million to $26.4 million at June 30, 1999. At June 30, 1999, the company's reserve was $16.8 million for legal and environmental matters compared to $17.6 million at December 31, 1998. During the first six months of 1999, expenditures related to legal and environmental matters approximated $1.2 million. For certain sites, estimates cannot be made of the total costs of compliance or the company's share of such costs; accordingly, the company is unable to predict the effect thereof on future results of operations. In the event of one or more adverse determinations in any annual or interim period, the impact on results of operations for those periods could be material. However, based upon the company's present belief as to its relative involvement at these sites, other viable entities' responsibilities for cleanup and the extended period over which any costs would be incurred, the company believes that these matters will not have a material effect on the company's financial position. Certain of these matters are discussed in Item 3, Legal Proceedings, in the 1998 Form 10-K Annual Report and in other filings of the company with the Securities and Exchange Commission, which are available upon request from the company.


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

Implementation of approximately 90 percent of "IT" systems is fully complete and the remainder of the systems is in the process of remediation and testing. Implementation of the remaining systems is planned for the third quarter.

The non-"IT" systems are comprised of manufacturing process control, telephone, security, laboratory and other embedded chip systems. Implementation of approximately 80 percent of these systems are complete and implementation the remaining non-"IT" systems are expected to be complete in the third quarter of 1999.

The company has initiated formal communications with suppliers and service providers to determine the extent of their efforts in resolving Year 2000 issues. The assessment phase, which includes evaluation of responses and meetings with significant suppliers, is in progress and will continue through the third quarter of 1999. Contingency plans will be developed if responses indicate a probability of non-compliance with Year 2000 requirements.

Costs for the Year 2000 project are currently estimated to be $2.9 million with $2.0 million expended to date. Of the total estimated cost, $1.8 million will be capitalized and the remaining will be expensed as incurred. These costs are not material to the overall IT budget and no projects have been deferred due to Year 2000 efforts. The company's actual cost to achieve Year 2000 compliance could differ significantly from amounts disclosed above due to new issues which have not yet been identified.

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

Part II                        OTHER INFORMATION
Item 1 - Legal Proceedings

Reference is made to the USEPA v. Jerome Lightman (92CV4710) (JVS) which
                         ------------------------
involves the Ewan and D'Imperio Superfund Sites located in New Jersey. It was reported the company had filed a Motion for Summary Judgment with regard to its liability at these sites and versus the other named defendants at this site.
The other defendants (collectively known as the Joint Defense Group) filed a Cross-motion for Summary Judgment. In addition to which, the company filed certain motions to disqualify experts of the Joint Defense Group (JDG). The Federal District Court, on June 30, 1999, issued an Opinion denying both the company's and the JDG's Motions for Summary Judgment. In addition to which, the Court disqualified one of the JDG's experts. A conference is scheduled for August 24 at which time a trial schedule will be set. The trial will be divided into parts -- one on the issue of liability and the second with regard to allocation, if necessary. While the company believes it has adequate defenses to the issue of liability, the company at this time cannot indicate what its liability, if any, will be at this site but believes adequate reserves have been set in the event it should lose at either or both sites.

Reference is made to the lawsuit Accurso v. Stepan Company et al. (CA 98-139
                                 --------------------------------
Middlesex County, New Jersey) (previously known as the Gilberg Case). While the company has attempted to mediate and resolve this case, mediation efforts have not been successful. Consequently, the company is preparing for trial of this case which currently is scheduled to occur in late October, 1999. Depositions and other discovery are continuing. While the company believes it has defenses to the claims brought by the plaintiffs in this action, the company cannot, at this time, indicate what its liability, if any, will be.

Reference is made to lawsuit Olin Corporation v. Fissons plc et al. (93-11166-
                             --------------------------------------
MLW). The company was dismissed from this action by the Federal Court with the right of Nor-Am Chemical Company ("Nor-Am"), one of the defendants, to file a Motion for Reconsideration. Nor-Am filed a Motion for Reconsideration of the company's dismissal on June 28. If Nor-Am is successful in its Motion for Reconsideration, Stepan Company would be brought back into the case, solely on an issue of whether or not it has Resource Conservation Recovery Act (RCRA) liability with regard to its former site located in Wilmington, Massachusetts. There are a variety of factors including the company's settlement with Olin and the Massachusetts law of contribution which impact on the question of liability and therefore, the company, cannot determine what liability, if any, it would have should Nor-Am's Motion for Reconsideration be granted.

Item 6  -  Exhibits and Reports on Form 8-K

       (A)  Exhibits
            (3)a(1) Copy of Certificate of Amendment of Certificate of Incorporation dated May 24, 1999.

            (27)      Financial Data Schedule

       (B)  Reports on Form 8-K
            None

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      STEPAN COMPANY



                                      /s/ Walter J. Klein
                                      Walter J. Klein
                                      Vice President - Finance
                                      Principal Financial and Accounting Officer
Date:  August 13, 1999