Form 10-Q
period 1999-09-30
STEPAN CO
filed 1999-11-12
CIK 94049

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                             _____________________

                                   FORM 10-Q

(MARK ONE)
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999


( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     FOR THE TRANSITION PERIOD FROM ______________ TO __________

                                    1-4462
                        ------------------------------
                            Commission File Number

                                STEPAN COMPANY
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Delaware                                      36 1823834
-------------------------------                 --------------------------------
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
                                                                  Yes X   No
                                                                     ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                               Outstanding at October 31, 1999
-------------------------------                 --------------------------------
  Common Stock, $1 par value                            9,513,954 Shares

Part I                             FINANCIAL INFORMATION
-------------------------------------------------------------------------------
Item 1  -  Financial Statements
                                 STEPAN COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    September 30, 1999 and December 31, 1998
                                   Unaudited

(Dollars in Thousands)                                                                            9/30/99           12/31/98

ASSETS
------
CURRENT ASSETS:
   Cash and cash equivalents                                                                     $  4,635          $     983
   Receivables, net                                                                               104,319             81,890
   Inventories (Note 2)                                                                            50,678             52,496
   Deferred income taxes                                                                           10,572             10,572
   Other current assets                                                                             4,050              3,817
                                                                                                 --------          ---------
           Total current assets                                                                   174,254            149,758
                                                                                                 --------          ---------

PROPERTY, PLANT AND EQUIPMENT:
   Cost                                                                                           590,292            568,601
   Less: Accumulated depreciation                                                                 379,827            353,505
                                                                                                 --------          ---------
           Property, plant and equipment, net                                                     210,465            215,096
                                                                                                 --------          ---------

OTHER ASSETS                                                                                       38,410             39,507
                                                                                                 --------          ---------

           Total assets                                                                          $423,129          $ 404,361
                                                                                                 ========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
   Current maturities of long-term debt                                                          $  7,368          $   6,807
   Accounts payable                                                                                46,167             43,977
   Accrued liabilities                                                                             52,382             37,160
                                                                                                 --------          ---------
           Total current liabilities                                                              105,917             87,944
                                                                                                 --------          ---------

DEFERRED INCOME TAXES                                                                              38,851             39,920
                                                                                                 --------          ---------

LONG-TERM DEBT, less current maturities                                                           111,904            107,708
                                                                                                 --------          ---------

OTHER NON-CURRENT LIABILITIES                                                                      16,338             20,805
                                                                                                 --------          ---------

STOCKHOLDERS' EQUITY:
   5-1/2% convertible preferred stock, cumulative, voting without par  value;
     authorized 2,000,000 shares; issued 783,287 shares in 1999 and 784,417
     shares in 1998                                                                                19,582             19,611
   Common stock, $1 par value; authorized 30,000,000 shares;
     issued 10,084,276 shares in 1999 and 9,997,736 shares in 1998 (Note 8)                        10,084              9,998
   Additional paid-in capital                                                                      11,998             10,962
   Accumulated other comprehensive loss                                                           (10,088)            (9,050)
   Retained earnings (approximately $45,165 unrestricted in 1999 and $44,346 in 1998)             136,618            127,478
                                                                                                 --------          ---------
                                                                                                  168,194            158,999
   Less: Treasury stock, at cost                                                                   18,075             11,015
                                                                                                 --------          ---------
         Stockholders' equity                                                                     150,119            147,984
                                                                                                 --------          ---------

         Total liabilities and stockholders' equity                                              $423,129          $ 404,361
                                                                                                 ========          =========

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated balance sheets.

                                 STEPAN COMPANY
                       CONSOLIDATED STATEMENTS OF INCOME
        For the Three and Nine Months Ended September 30, 1999 and 1998
                                   Unaudited

                                                     Three Months Ended           Nine Months Ended
(In Thousands, except per share amounts)                September 30                September 30
                                                   ----------------------      ----------------------
                                                     1999          1998          1999           1998
                                                   --------      --------      --------      --------
NET SALES                                          $166,932      $154,134      $497,652      $460,031
Cost of Sales                                       138,683       128,307       408,093       376,721
                                                   --------      --------      --------      --------
Gross Profit                                         28,249        25,827        89,559        83,310
                                                   --------      --------      --------      --------

Operating Expenses:
   Marketing                                          5,810         5,593        17,636        17,137
   Administrative (Note 4)                           15,187         5,428        26,732        15,810
   Research, Development and Technical Services       5,624         4,955        16,411        15,531
                                                   --------      --------      --------      --------
                                                     26,621        15,976        60,779        48,478
                                                   --------      --------      --------      --------

Operating Income                                      1,628         9,851        28,780        34,832

Other Income (Expense):
   Interest, Net                                     (2,052)       (1,853)       (6,320)       (5,529)
   Income from Equity Joint Ventures                    447           133           674           225
                                                   --------      --------      --------      --------
                                                     (1,605)       (1,720)       (5,646)       (5,304)
                                                   --------      --------      --------      --------

Income Before Income Taxes                               23         8,131        23,134        29,528
Provision for Income Taxes                                9         3,099         9,022        11,664
                                                   --------      --------      --------      --------
NET INCOME                                         $     14      $  5,032      $ 14,112      $ 17,864
                                                   ========      ========      ========      ========

Net Income Per Common Share (Note 5)
      Basic                                        $  (0.02)     $   0.49      $   1.40      $   1.74
                                                   ========      ========      ========      ========
      Diluted                                      $   0.00      $   0.45      $   1.32      $   1.62
                                                   ========      ========      ========      ========

Dividends per Common Share                         $ 0.1500      $ 0.1375      $ 0.4500      $ 0.4125
                                                   ========      ========      ========      ========

Average Common Shares Outstanding                     9,560         9,881         9,619         9,861
                                                   ========      ========      ========      ========

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                                 STEPAN COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Nine Months Ended September 30, 1999 and 1998
                                   Unaudited

(Dollars In Thousands)                                                                       9/30/99         9/30/98
                                                                                            --------        --------
NET CASH FLOW FROM OPERATING ACTIVITIES
    Net income                                                                              $ 14,112        $ 17,864
    Depreciation and amortization                                                             30,142          28,189
    Deferred revenue recognition                                                              (4,411)         (3,244)
    Customer prepayments                                                                           0             800
    Deferred income taxes                                                                     (1,005)          2,261
    Environmental and legal liabilities                                                       (1,488)         (2,226)
    Other non-cash items                                                                         288            (527)
    Changes in Working Capital:
      Receivables, net                                                                       (22,429)         (7,066)
      Inventories                                                                              1,818             399
      Accounts payable and accrued liabilities                                                18,843          10,409
      Other                                                                                     (233)          1,404
                                                                                            --------        --------
         Net Cash Provided by Operating Activities                                            35,637          48,263
                                                                                            --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES
    Expenditures for property, plant and equipment                                           (24,877)        (30,038)
    Investment in acquisitions                                                                     0         (19,695)
    Other non-current assets                                                                    (631)          1,597
                                                                                            --------        --------
         Net Cash Used for Investing Activities                                              (25,508)        (48,136)
                                                                                            --------        --------

CASH FLOWS FROM FINANCING AND OTHER RELATED ACTIVITIES
    Revolving debt and notes payable to banks, net                                            15,400          12,390
    Other debt borrowings                                                                          0              35
    Other debt repayments                                                                    (10,643)         (5,714)
    Purchase of treasury stock, net                                                           (7,060)         (1,680)
    Dividends paid                                                                            (4,972)         (4,749)
    Stock option excercises                                                                      508           1,579
    Other non-cash items                                                                         290            (525)
                                                                                            --------        --------
         Net Cash Provided by (Used for) Financing and Other Related Activities               (6,477)          1,336
                                                                                            --------        --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                      3,652           1,463
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                                   983           5,507
                                                                                            --------        --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                  $  4,635        $  6,970
                                                                                            ========        ========

CASH PAID DURING THE PERIOD FOR:
   Interest                                                                                 $  5,300        $  4,995
   Income taxes                                                                             $ 10,249        $  8,047

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                                 STEPAN COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    September 30, 1999 and December 31, 1998
                                   Unaudited


1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
    -------------------------------------------

     The condensed consolidated financial statements included herein have been prepared by the company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate and make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the company's latest Annual Report to Stockholders and the Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1998. In the opinion of management all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of Stepan Company as of September 30, 1999, and the consolidated results of operations for the three and nine months then ended and cash flows for the nine months then ended, have been included.

2.    INVENTORIES
      -----------

Inventories include the following amounts:
     (Dollars in Thousands)                       9/30/99         12/31/98
                                                  -------        ---------
Inventories valued primarily on LIFO basis -
      Finished products                           $31,112          $33,444
      Raw materials                                19,566           19,052
                                                  -------          -------
    Total inventories                             $50,678          $52,496
                                                  =======          =======

     If the first-in, first-out (FIFO) inventory valuation method had been used for all inventories, inventory balances would have been approximately $10,120,000 and $10,000,000 higher than reported at September 30, 1999, and December 31, 1998, respectively.

3.  CONTINGENCIES
    -------------

     There are a variety of legal proceedings pending against the company. Some of these proceedings may result in fines, penalties, judgments or costs being assessed against the company at some future time. The company's operations are subject to extensive local, state and federal regulations, including the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("Superfund") and the Superfund amendments of 1986. The company, and others, have been named as potentially responsible parties at affected geographic sites. As discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in this filing, the company believes that it has made adequate provisions for the costs it may incur with respect to these sites. The company has estimated a range of possible environmental and legal losses from $18.7 million to $39.6 million at September 30, 1999. At September 30, 1999, the company's reserve was $27.3 million for legal and environmental matters compared to $17.6 million at December 31, 1998.

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

4.  LEGAL SETTLEMENT
    ----------------

     On October 21, 1999, the company reached an agreement in principal to settle a lawsuit in New Jersey, alleging possible personal injuries related to environmental claims. Final settlement is scheduled to occur on December 1, 1999. All terms of the settlement are confidential pursuant to a court order. As a result of this settlement, the company recorded a third quarter $10.3 million pre-tax, or $6.3 million after-tax charge, to earnings ($0.59 per share diluted, quarter and year-to-date). The amount is an estimate and is subject to change based on the final settlement. The charge was net of insurance recoveries and previously recorded reserves and was included in administrative expenses.

5.  EARNINGS PER SHARE
    ------------------

     Below is the computation of basic and diluted earnings per share for the three and nine months ended September 30, 1999 and 1998.

(In Thousands, except per share amounts)                           Three Months Ended               Nine Months Ended
                                                                      September 30                     September 30
                                                                 ----------------------           ----------------------
                                                                  1999           1998               1999          1998
                                                                 -------        -------           -------        -------
Computation of Basic Earnings per Share
---------------------------------------
Net income                                                       $    14        $ 5,032           $14,112        $17,864
Deduct dividends on preferred stock                                  211            224               648            673
                                                                 -------        -------           -------        -------
Income applicable to common stock                                $  (197)       $ 4,808           $13,464        $17,191
                                                                 =======        =======           =======        =======

Weighted-average number of shares outstanding                      9,560          9,881             9,619          9,861

Basic earnings per share                                         $ (0.02)       $  0.49           $  1.40        $  1.74
                                                                 =======        =======           =======        =======

Computation of Diluted Earnings per Share
-----------------------------------------

Net Income                                                       $    14        $ 5,032           $14,112        $17,864

Weighted-average number of shares outstanding                      9,560          9,881             9,619          9,861
Add net shares issuable from assumed exercise of
 options (under treasury stock method)                               321            491               330            456

Add weighted-average shares issuable from assumed
 conversion of convertible preferred stock                           703            743               722            744
                                                                 -------        -------           -------        -------
Shares applicable to diluted earnings                             10,584         11,115            10,671         11,061
                                                                 =======        =======           =======        =======

Diluted earnings per share                                       $  0.00        $  0.45           $  1.32        $  1.62
                                                                 =======        =======           =======        =======

6.    COMPREHENSIVE INCOME
      --------------------

     Below is the company's comprehensive income for the three and nine months ended September 30, 1999 and 1998:

(Dollars in Thousands)                                        Three Months Ended             Nine Months Ended
                                                                 September 30                   September 30
                                                              ------------------           ----------------------
                                                               1999        1998              1999           1998
                                                              -----       ------           -------        -------
Net income                                                    $  14       $5,032           $14,112        $17,864
Other comprehensive income:
 Foreign currency translation adjustments                       177          199            (1,038)        (1,574)
                                                              -----       ------           -------        -------
Comprehensive income                                          $ 191       $5,231           $13,074        $16,290
                                                              =====       ======           =======        =======

7.   SEGMENT REPORTING
     -----------------

In 1998, the company adopted Statement of Financial Accounting Standards No. 131
     "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131), effective for the periods beginning after December 15, 1997. Stepan Company has three reportable segments: surfactants, polymers and specialty products. Financial results of Stepan Company's operating segments for the quarters and nine months ended September 30, 1999 and 1998 are summarized below:

(Dollars in Thousands)                                                              Specialty        Segment
                                                    Surfactants      Polymers       Products         Totals
                                                   --------------  -------------   -----------      ----------
For the quarter ended September 30, 1999
-------------------------------------------------
Net sales                                                $130,399        $31,599        $ 4,934       $166,932
Operating income                                           10,569          6,182            615         17,366

For the quarter ended September 30, 1998
-------------------------------------------------
Net sales                                                $116,370        $33,198        $ 4,566       $154,134
Operating income                                            7,925          6,459            260         14,644


For nine months ended September 30, 1999
-------------------------------------------------
Net sales                                                $393,005        $10,980        $13,667       $497,652
Operating income                                           38,494         17,584          1,769         57,847

For nine months ended September 30, 1998
-------------------------------------------------
Net sales                                                $356,530        $88,600        $14,901       $460,031
Operating income                                           33,269         15,303          2,695         51,267

     Below are reconciliations of segment operating income to consolidated income before income taxes:

(Dollars in Thousands)                                     Three Months Ended            Nine Months Ended
                                                       ---------------------------  ----------------------------
                                                              September 30                  September 30
                                                       ---------------------------  ----------------------------
                                                           1999          1998           1999           1998
                                                       ------------  -------------  ------------  --------------
Operating income segment totals                           $ 17,366        $14,644      $ 57,847        $ 51,267
Unallocated corporate expenses (a)                         (15,738)        (4,793)      (29,067)        (16,435)
Interest expense                                            (2,052)        (1,853)       (6,320)         (5,529)
Income from equity in joint ventures                           447            133           674             225
                                                          --------        -------      --------        --------
      Consolidated income before income taxes             $     23        $ 8,131      $ 23,134        $ 29,528
                                                          ========        =======      ========        ========

(a) Includes corporate administrative and corporate manufacturing expenses which are not included in segment operating income and not used to evaluate
     segment performance.   Administrative expenses include $10.3 million for a
     legal settlement.  See note 4.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

For the first nine months of 1999, net cash from operations totaled $35.6 million, down by $12.6 million compared to the same period in 1998. Net income decreased by $3.8 million while depreciation and amortization and other non-cash income add-backs were down by a total of $1.7 million. Working capital amounted to a cash use of $2.0 million for the current year period compared to a $5.1 million source for the same period in 1998. Accounts receivable increased by $22.4 million since December 31, 1998, due mainly to increased sales combined with higher non-trade receivables. Accounts payable and accrued liabilities were up by $18.8 million for the year-to-date due to accrued legal expenses as well as higher trade payables.

Capital expenditures totaled $24.9 million for the first three quarters of 1999, compared to $30.0 million in 1998. Total current-year capital expenditures are expected to be lower than in 1998.

Since December 31, 1998, total company debt has increased by $4.8 million, to $119.3 million. As of September 30, 1999, the ratio of long-term debt to long-term debt plus shareholders' equity was 42.7 percent compared to 42.1 percent as of last year end.

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

RESULTS OF OPERATIONS
---------------------

Three Months Ended September 30, 1999 and 1998
----------------------------------------------

Net income for the third quarter declined to $14.0 thousand ($0.00 per share diluted) from $5.0 million ($0.45 per share diluted) for the same period in 1998. The third quarter results included a $6.3 million after-tax ($10.3 million pre-tax) legal charge relating to an agreement in principal to settle a lawsuit. See further discussion of this matter in the legal proceedings section of this filing. Net sales rose eight percent to $166.9 million from $154.1 million reported a year ago. Net sales by segment were:

     (Dollars in Thousands)                    Three Months
                                             Ended September 30
                                    ------------------------------------
                                      1999          1998        % Change
                                    --------      --------      --------
     Net Sales:
         Surfactants                $130,399      $116,370        +12%
         Polymers                     31,599        33,198         -5%
         Specialty Products            4,934         4,566         +8%
                                    --------      --------
              Total                 $166,932      $154,134         +8%
                                    ========      ========

Surfactants net sales increased $14.0 million, or 12 percent, from $116.4 million in the third quarter of 1998 to $130.4 million in the third quarter of 1999. The increase was primarily due to a nine percent growth in sales volume. Domestic operations, which accounted for 75 percent of total surfactant revenues, reported net sales that were $6.0 million, or seven percent, higher than a year ago. The rise was mainly due to a five percent growth in sales volume. The volume increase was due to higher demand for the company's personal care products. Foreign operations posted an $8.0 million, or 33 percent, increase in net sales between quarters. Stepan Mexico posted an 85 percent rise in net sales on higher sales volume and average selling prices. The fourth quarter 1998 acquisition of the anionic and cationic surfactant business from Boehme Filatex Canada, Inc. contributed to a 20 percent climb in net sales for Stepan Canada. Stepan Europe's net sales increased 25 percent on a 36 percent increase in sales volume, which more than offset a drop in average selling prices. There was no material exchange rate fluctuation impact on net sales.

Surfactants gross profit increased 14 percent from $17.3 million for the third quarter in 1998 to $19.7 million for the same period in 1999. Gross profit for domestic operations rose 13 percent due to a five percent increase in sales volume and to income of $1.3 million related to a contract settlement. The 25 percent rise in sales volume for foreign surfactants resulted in a $0.6 million, or 20 percent, increase in foreign surfactants earnings. The growth in sales volume was somewhat tempered by weaker margins.

Polymers net sales decreased five percent between quarters from $33.2 million in 1998 to $31.6 million in 1999. Sales volume fell four percent. Domestic polyurethane polyols, which accounted for 47 percent of net sales, reported a 14 percent decrease in revenue between quarters due to a 14 percent decline in sales volume. Net sales of polyurethane systems dropped five percent based on a six percent decrease in sales volume. Despite flat sales volume, net sales of phthalic anhydride (PA) increased six percent due to a rise in average selling prices. The increase of average selling prices was due to higher raw material cost and change in customer mix. Foreign polymers reported a $0.8 million, or 72 percent, increase in net sales based on higher sales volume.

Polymers gross profit declined three percent from $7.9 million in 1998 to $7.7 million in 1999. The four percent drop in sales volume accounted for most of the decline. Globally, polyurethane polyols reported a four percent drop in gross profit. A decline in sales volume led to the decrease. PA gross profit declined from quarter to quarter due to weaker margins and flat sales volume. Polyurethane systems reported a 20 percent increase in gross profit based on increased margins. A favorable product mix contributed to the improvement.

Specialty products net sales for the quarter was $4.9 million, up $0.4 million, or eight percent, from a year ago. Gross profit was up 42 percent from $0.6 million in 1998 to $0.9 million in 1999. A shift to a more profitable product mix accounted for the increase.

Operating expenses increased $10.6 million, or 67 percent, from quarter to quarter. Administrative expenses rose by $9.8 million as a result of the $10.3 million legal charge noted earlier. Reimbursement of $0.8 million of certain expenses from the company's Philippine joint venture partially offset the increase in administrative expense. Marketing and research and development expenses increased four and 14 percent, respectively, due to higher payroll expense.

Interest expenses increased 11 percent due to higher levels of debt.

Nine Months Ended September 30, 1999 and 1998
---------------------------------------------

Net income for the first nine months ended September 30, 1999, was $14.1 million, or $1.32 per share diluted, compared to $17.9 million, or $1.62 per share diluted for the same period in 1998. Annual results included a $6.3 million after-tax ($10.3 million pre-tax) charge relating to an agreement in principal to settle a lawsuit. Net sales increased eight percent to $497.7 million from $460.0 million reported last year. Net sales by segment were:

   (Dollars in Thousands)                     Nine Months
                                           Ended September 30
                                 -------------------------------------
                                   1999          1998         % Change
                                 --------      --------       --------
   Net Sales:
       Surfactants               $393,005      $356,530          +10%
       Polymers                    90,980        88,600           +3%
       Specialty Products          13,667        14,901           -8%
                                 --------      --------
            Total                $497,652      $460,031           +8%
                                 ========      ========

Surfactants net sales increased $36.5 million, or ten percent, for the first nine months of 1999 over those of a year ago. Domestic operations, which accounted for 77 percent of total surfactant revenue, posted a $17.6 million, or six percent, increase due to a four percent growth of sales volume. The volume increased due to higher demand for personal care products. Foreign surfactants net sales climbed $18.9 million, or 26 percent, from a year ago based on a 23 percent increase in sales volume. Stepan Europe and Stepan Canada reported 15 and 19 percent increases in net sales based on a 25 and a 20 percent growth in sales volumes, respectively. Canada benefited from the fourth quarter 1998 acquisition of the anionic and cationic surfactant business from Boehme Filatex Canada, Inc. Stepan Mexico's net sales increased 54 percent on a 39 percent rise in average selling prices and an 11 percent growth of sales volume. Mexico's increase was largely due to a major customer switching from consigning raw material and paying a processing fee to buying finished goods inclusive of raw material costs.

Surfactants gross profit was up $4.7 million, or eight percent, between years reaching $64.6 million in 1999. Domestic surfactants gross profit increased seven percent due to a four percent increase in sales volume and to the second quarter recognition of $1.4 million of previously deferred revenue and third quarter recognition of $1.3 million related to a contract settlement. Foreign operations gross profit grew 11 percent. Sales volume growth, partially offset by lower margins, led to the increase.

Polymers net sales for the first nine months were $91.0 million, up $2.4 million, or three percent, in comparison with $88.6 million reported a year ago. Sales volume rose six percent between years. Globally, polyurethane polyols accounted for most of the growth with a gain in net sales of $3.1 million due to a 10 percent rise in sales volume. Polyurethane systems reported an eight percent increase in net sales based on improved sales volume. PA reported a six percent decrease in net sales based on reduced average selling prices. Lower raw material cost, competitive pressure on prices and a change in customer mix caused the average price decline.

Polymers gross profit increased 14 percent to $22.3 million in 1999 from $19.6 million in 1998. Polyurethane polyols gross profit increased 25 percent due to improved sales volume and margins. Polyurethane systems gross profit grew 17 percent on higher margins and sales volume. Competitive environment and a change in customer mix led to lower PA margins which caused a 17 percent drop in profit.

Specialty products net sales for the first nine months were $13.7 million, down eight percent from $14.9 million a year ago. Gross profit was $2.6 million, a drop of 32 percent from $3.8 million in 1998. A decrease in sales volume led to the net sales and gross profit declines.

Operating expenses increased $12.3 million, or 25 percent, between years. Administrative expenses climbed 69 percent due to the previously noted $10.3 million charge related to an agreement in principal to settle a lawsuit. Research and development expenses rose six percent due to higher payroll cost.

Interest expenses rose 14 percent due to higher level of debt.

LEGAL AND ENVIRONMENTAL  MATTERS
--------------------------------

In an action entitled Gilberg v. Stepan et al. now known as Accurso v. Stepan et al. (CA 98-139 Middlesex County, New Jersey), the company has reached a preliminary agreement with plaintiffs' counsels for the 550 plaintiffs in this mass tort action. Final settlement is scheduled to occur on December 1, 1999. All terms of the settlement are confidential pursuant to a court order. As a result of this settlement, the company recorded a $6.3 million dollar after-tax charge to earnings.

The company is subject to extensive federal, state and local environmental laws and regulations. Although the company's environmental policies and practices are designed to ensure compliance with these laws and regulations, future developments and increasingly stringent environmental regulation could require the company to make additional unforeseen environmental expenditures. The company will continue to invest in the equipment and facilities necessary to comply with existing and future regulations. Company expenditures for capital projects related to the environment should approximate $3.5 million to $4.5 million for 1999. These projects are capitalized and typically depreciated over 10 years. Recurring costs associated with the operation and maintenance of facilities for waste treatment and disposal and managing environmental compliance in ongoing operations at our manufacturing locations were $5.5 million for the first nine months of 1999.

The company has been named by the government as a potentially responsible party at 16 waste disposal sites where cleanup costs have been or may be incurred under the federal Comprehensive Environmental Response, Compensation and Liability Act and similar state statutes. In addition, damages are being claimed against the company in general liability actions for alleged personal injury or property damage in the case of some disposal and plant sites. The company believes that it has made adequate provisions for the costs it may incur with respect to these sites. The company has estimated a range of possible environmental and legal losses from $18.7 million to $39.6 million at September 30, 1999. At September 30, 1999, the company's reserve was $27.3 million for legal and environmental matters compared to $17.6 million at December 31, 1998. During the first nine months of 1999, expenditures related to legal and environmental matters approximated $3.4 million. For certain sites, estimates cannot be made of the total costs of compliance or the company's share of such costs; accordingly, the company is unable to predict the effect thereof on future results of operations. In the event of one or more adverse determinations in any annual or interim period, the impact on results of operations for those periods could be material. However, based upon the company's present belief as to its relative involvement at these sites, other viable entities' responsibilities for cleanup and the extended period over which any costs would be incurred, the company believes that these matters will not have a material effect on the company's financial position. Certain of these matters are discussed in Item 3, Legal Proceedings, in the 1998 Form 10-K Annual Report, third quarter 1999 Form 10-Q, Part II Item 1, Legal Proceedings, and in other filings of the company with the Securities and Exchange Commission, which are available upon request from the company.

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

Implementation of Year 2000 compliant upgrades of "IT" systems has been completed.

The non-"IT" systems are comprised of manufacturing process control, telephone, security, laboratory and other embedded chip systems. Implementation of approximately 99 percent of these systems are complete and implementation of the remaining non-"IT" systems are expected to be complete by the end of November, 1999.

The company has initiated formal communications with suppliers and service providers to determine the extent of their efforts in resolving Year 2000 issues. The assessment phase, which includes evaluation of responses and meetings with significant suppliers, is essentially complete and discussions with suppliers will continue through the end of the year. Contingency plans will be developed if responses indicate a probability of non-compliance with Year 2000 requirements.

Costs for the Year 2000 project are currently estimated to be $2.6 million with $2.3 million expended to date. Of the total estimated cost, $1.6 million will be capitalized and the remaining will be expensed as incurred. These costs are not material to the overall IT budget and no projects have been deferred due to Year 2000 efforts. The company's actual cost to achieve Year 2000 compliance could differ significantly from amounts disclosed above due to new issues which have not yet been identified.

The company projects that the "most reasonable likely worst case scenario" is the temporary interruption of public utilities during the transition to the new year. Contingency planning for year end transition management has begun. Additional staff will be on site at each location and a central communication center will be established to coordinate Year 2000 rollover efforts.

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

Part II                       OTHER INFORMATION
--------------------------------------------------------------------------------
Item 1 - Legal Proceedings

In an action entitled Gilberg v. Stepan et al. now known as Accurso v. Stepan et al. (CA 98-139 Middlesex County, New Jersey), the company has reached a preliminary agreement with plaintiffs' counsels for the 550 plaintiffs in this mass tort action. Final settlement is scheduled to occur on December 1, 1999. All terms of the settlement are confidential pursuant to a court order. Reference is made to the company's Form 8-K filing dated October 22, 1999, where it was stated that the company, as a result of this settlement, took a $6.3 million dollar after-tax charge to earnings as a result of this settlement.

Reference is made to USEPA v. Jerome Lightman (92 CV4710) (JVS) which involves the Ewan and D'Imperio Superfund sites located in New Jersey and at which the company has been named as a PRP. Trial on the company's issue of liability at these sites is scheduled for December 13, 1999. Should the company lose, then there would be a trial as to the company's allocated share for clean-up costs at these sites. This latter trial would occur, if at all, in the first quarter of 2000. While the company believes it has adequate defenses to the issue of liability, the company cannot at this time, indicate what its liability, if any, will be at these sites but believes adequate recovery has been set in the event it should lose at either or both sites. On a related matter, the company has filed an Appeal to the United States Third Circuit Court of Appeals objecting to the lodging of a Partial Consent Decree in favor of the United States Government. Under the Partial Consent Decree, the Government recovered past costs at the site from all PRPs including the company. The company paid its assessed share but by objecting to the Partial Consent Decree, the company is seeking to recover back the sums it paid.

Item 6  -  Exhibits and Reports on Form 8-K

(A)  Exhibits

     (27)  Financial Data Schedule

(B)  Reports on Form 8-K
     A report on Form 8-K was filed on October 22, 1999, regarding the company's earnings for the third quarter of 1999.

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

Date:  November 13, 1999