Form 10-Q/A
period 1999-09-30
STEPAN CO
filed 1999-11-23
CIK 94049

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                             _____________________

                                  FORM 10-Q/A

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

                                 STEPAN COMPANY
                       CONSOLIDATED STATEMENTS OF INCOME
        For the Three and Nine Months Ended September 30, 1999 and 1998
                                   Unaudited

                                                     Three Months Ended           Nine Months Ended
(In Thousands, except per share amounts)                September 30                September 30
                                                   ----------------------      ----------------------
                                                     1999          1998          1999           1998
                                                   --------      --------      --------      --------
NET SALES                                          $166,932      $154,134      $497,652      $460,031
Cost of Sales                                       138,683       128,307       408,093       376,721
                                                   --------      --------      --------      --------
Gross Profit                                         28,249        25,827        89,559        83,310
                                                   --------      --------      --------      --------

Operating Expenses:
   Marketing                                          5,810         5,593        17,636        17,137
   Administrative (Note 4)                           15,187         5,428        26,732        15,810
   Research, Development and Technical Services       5,624         4,955        16,411        15,531
                                                   --------      --------      --------      --------
                                                     26,621        15,976        60,779        48,478
                                                   --------      --------      --------      --------

Operating Income                                      1,628         9,851        28,780        34,832

Other Income (Expense):
   Interest, Net                                     (2,052)       (1,853)       (6,320)       (5,529)
   Income from Equity Joint Ventures                    447           133           674           225
                                                   --------      --------      --------      --------
                                                     (1,605)       (1,720)       (5,646)       (5,304)
                                                   --------      --------      --------      --------

Income Before Income Taxes                               23         8,131        23,134        29,528
Provision for Income Taxes                                9         3,099         9,022        11,664
                                                   --------      --------      --------      --------
NET INCOME                                         $     14      $  5,032      $ 14,112      $ 17,864
                                                   ========      ========      ========      ========

Net Income Per Common Share (Note 5)
      Basic                                        $  (0.02)     $   0.49      $   1.40      $   1.74
                                                   ========      ========      ========      ========
      Diluted                                      $  (0.02)     $   0.45      $   1.32      $   1.62
                                                   ========      ========      ========      ========

Dividends per Common Share                         $ 0.1500      $ 0.1375      $ 0.4500      $ 0.4125
                                                   ========      ========      ========      ========

Average Common Shares Outstanding                     9,560         9,881         9,619         9,861
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

5.  EARNINGS PER SHARE
    ------------------

     Below is the computation of basic and diluted earnings per share for the three and nine months ended September 30, 1999 and 1998.

(In Thousands, except per share amounts)                           Three Months Ended               Nine Months Ended
                                                                      September 30                     September 30
                                                                 ----------------------           ----------------------
                                                                  1999           1998               1999          1998
                                                                 -------        -------           -------        -------
Computation of Basic Earnings per Share
---------------------------------------
Net income                                                       $    14        $ 5,032           $14,112        $17,864
Deduct dividends on preferred stock/2/                               211              0                 0              0
                                                                 -------        -------           -------        -------
Income applicable to common stock                                $  (197)       $ 5,032           $14,112        $17,864
                                                                 =======        =======           =======        =======

Weighted-average number of shares outstanding                      9,560          9,881             9,619          9,861

Basic earnings per share                                         $ (0.02)       $  0.49           $  1.40        $  1.74
                                                                 =======        =======           =======        =======

Computation of Diluted Earnings per Share
-----------------------------------------

Net Income                                                       $    14        $ 5,032           $14,112        $17,864

Deduct dividends on preferred stock(a)                               211              0                 0              0
                                                                 -------        -------           -------        -------
Income applicable to common stock                                $  (197)       $ 5,032           $14,112        $17,864
                                                                 =======        =======           =======        =======
Weighted-average number of shares outstanding                      9,560          9,881             9,619          9,861

Add net shares issuable from assumed exercise of
 options (under treasury stock method)                               321            491               330            456

Add weighted-average shares issuable from assumed
 conversion of convertible preferred stock(a)                          0            743               722            744
                                                                 -------        -------           -------        -------
Shares applicable to diluted earnings                              9,881         11,115            10,671         11,061
                                                                 =======        =======           =======        =======

Diluted earnings per share                                       $ (0.02)       $  0.45           $  1.32        $  1.62
                                                                 =======        =======           =======        =======

      (a) The assumed conversion of convertible preferred stock is antidilutive for the three months ended September 30, 1999, and, accordingly, is excluded from the diluted earnings per share calculation for that period.

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

RESULTS OF OPERATIONS
---------------------

Three Months Ended September 30, 1999 and 1998
----------------------------------------------

Net income for the third quarter declined to $14.0 thousand ($0.02 loss per share diluted) from $5.0 million ($0.45 per share diluted) for the same period in 1998. The third quarter results included a $6.3 million after-tax ($10.3 million pre-tax) legal charge relating to an agreement in principal to settle a lawsuit. See further discussion of this matter in the legal proceedings section of this filing. Net sales rose eight percent to $166.9 million from $154.1 million reported a year ago. Net sales by segment were:

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

Date:  November 23, 1999