Form 10-K
period 1999-12-31
STEPAN CO
filed 2000-03-30
CIK 94049

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

  [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1999
                                      OR
  [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                For the transition period from        to
                         Commission File Number 1-4462
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
      Common Stock, $1 par value                      New York Stock Exchange
                                                      Chicago Stock Exchange
      5 1/2% Convertible Preferred Stock, no par      New York Stock Exchange
       value                                          Chicago Stock Exchange

         Securities registered pursuant to Section 12 (g) of the Act:
                                     None
                               (Title of Class)
   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [ ].
   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
   Aggregate market value at February 29, 2000, of voting stock held by nonaffiliates of the registrant: $128,040,000*
   Number of shares outstanding of each of the issuer's classes of common stock as of February 29, 2000:

                Class                         Outstanding at February 29, 2000
                -----                         --------------------------------
      Common Stock, $1 par value                         9,516,863

                      Documents Incorporated by Reference

        Part of Form 10-K                        Document Incorporated
        -----------------                        ---------------------
      Part I, Item 1                      1999 Annual Report to Stockholders
      Part II, Items 5-8                  1999 Annual Report to Stockholders
      Part III, Items 10-12               Proxy Statement dated March 30, 2000

   *Based on reported ownership by all directors, officers and beneficial owners of more than 5% of registrant's voting stock. However, this determination does not constitute an admission of affiliate status for any of these holders.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

Item 1. Business

   Stepan Company and its subsidiaries (the "company") produce specialty and intermediate chemicals which are sold to other manufacturers and then made into a variety of end products. The company has three reportable segments: surfactants, polymers and specialty products. Surfactants refer to chemical agents which affect the interaction between two surfaces; they can provide actions such as detergency (i.e., the ability of water to remove soil from another surface), wetting and foaming, dispersing, emulsification (aiding two dissimilar liquids to mix), demulsification and viscosity modifications. Surfactants are the basic cleaning agent in detergents for washing clothes, dishes, carpets, fine fabrics, floors and walls. Surfactants are also used for the same purpose in shampoos and conditioners, toothpastes, cosmetics and other personal care products. Commercial and industrial applications include emulsifiers for agricultural products, emulsion polymers such as floor polishes and latex foams and coatings, wetting and foaming agents for wallboard manufacturing and surfactants for enhanced oil recovery. Polymers derives its revenue from the sale of phthalic anhydride, polyols and polyurethane foam systems used in plastics, building materials and refrigeration industries. Specialty products sells chemicals used in food, flavoring and pharmaceutical applications.

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

RAW MATERIALS

   The most important raw materials used by the company are of a petroleum or vegetable nature. For 2000, the company has commitments from suppliers to cover its forecasted requirements and is not substantially dependent upon any one supplier.

RESEARCH AND DEVELOPMENT

   The company maintains an active research and development program to assist in the discovery and commercialization of new knowledge with the intent that such effort will be useful in developing a new product or in bringing about a significant improvement to an existing product or process. Total expenses for research and development during 1999, 1998 and 1997 were $13,113,000, $12,219,000, and $12,404,000, respectively. The balance of expenses reflected on the Consolidated Statements of Income relates to technical services which include routine product testing, quality control and sales support service.

ENVIRONMENTAL COMPLIANCE

   Compliance with applicable federal, state and local regulations regarding the discharge of materials into the environment, or otherwise relating to the protection of the environment, resulted in capital expenditures by the company of approximately $2,740,000 during 1999 and should approximate that amount in 2000. These expenditures represented approximately eight percent of the company's capital expenditures in 1999 and are expected to be approximately seven percent of such expenditures in 2000. These expenditures, when incurred, are depreciated and charged on a straight-line basis to pre-tax earnings over their respective useful lives which are typically 10 years. Compliance with such regulations is not expected to have a material adverse effect on the company's earnings and competitive position in the foreseeable future.

EMPLOYMENT

   At December 31, 1999 and 1998, the company employed worldwide 1,365 and 1,372 persons, respectively.

FOREIGN OPERATIONS

   See Note 14, Segment Reporting, on page 33 of the company's 1999 Annual Report to Stockholders.

SEGMENTS

   See Note 14, Segment Reporting, on page 33 of the company's 1999 Annual Report to Stockholders.

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

Item 3. Legal Proceedings

   As reported previously, on October 21, 1999, the company reached an agreement in principle to settle an action entitled Gilberg v. Stepan et al., now known as Accurso v. Stepan et al. (L-1064-98-MT; Case Code No. 242) alleging possible personal injuries related to environmental claims in New Jersey. Final settlement of this action occurred, as scheduled, on December 1, 1999. All terms of the settlement are confidential pursuant to a court order. As previously reported, as a result of this settlement, the company recorded a third quarter $6.3 million after-tax charge to earnings.

   As reported previously, the company has been named as a potentially responsible party (PRP) in the case USEPA v. Jerome Lightman (92 CV 4710)
(JBS) which involves the Ewan and D'Imperio Superfund Sites located in New Jersey. Trial on the issue of the company's liability at these sites is expected to be completed in March 2000. Should the company lose, there would then be a trial as to the company's allocated share of clean-up costs at these sites. This latter trial would occur, if at all, in fiscal 2000. The company believes it has adequate defenses to the issue of liability. In the event of an unfavorable outcome related to the liability, the company believes it has adequate reserves. On a related matter, the company has filed an appeal to the United States Third Circuit Court of Appeals objecting to the lodging of a partial consent decree in favor of the United States Government in this action. Under the partial consent decree, the government recovered past costs at the site from all PRPs including the company. The company paid its assessed share but by objecting to the partial consent decree, the company is seeking to recover back the sums it paid.

   As reported previously, the company's site in Maywood, New Jersey and property formerly owned by the company adjacent to its current site, were listed on the National Priorities List in September 1993 pursuant to the provisions of the Comprehensive Environmental Response Compensation and Liabilities Act because of certain alleged chemical contamination. Pursuant to an Administrative Order on Consent entered into between the United States Environmental Protection Agency (USEPA) and the company for property formerly owned by the company, and the issuance of an order by the USEPA to the company for property currently owned by the company, the company has completed a Remedial Investigation Feasibility Study in 1994. The company has been awaiting the issuance of a Record of Decision (ROD) from the USEPA which would relate to both the currently owned and formerly owned company property and would recommend the type of remediation required on each property. The company does not know when the ROD will be issued by the USEPA.

   In 1985, the company entered into a Cooperative Agreement with the United States of America represented by the Department of Energy (Agreement). Pursuant to this Agreement, the Department of Energy took title to radiological contaminated materials and was to remediate, at its expense, all radiological (byproduct material and source material) waste on the company's property in Maywood, New Jersey. The Maywood property (and portions of the surrounding area) were remediated by the Department of Energy under the Formerly Utilized Sites Remedial Action Program, a federal program under which the U.S. Government undertook to remediate properties which were used to process radiological material for the U.S. Government. In 1997, responsibility for this clean-up was transferred to the United States Army Corps of Engineers (USACE). On January 29, 1999, the company received a copy of the USACE Report to Congress dated January 1998 in which the USACE first expressed their intention to evaluate, with the USEPA, whether the company and/or other parties might be responsible for cost recovery or contribution claims related to the Maywood site. Since that report has been issued by the USACE, the USACE has requested legal advice from the Department of Justice as to the interpretation of the Cooperative Agreement. There has been no report issued by the Department of Justice as of this date. Based upon the company's agreement with the United States of America, it is the company's belief that its liability, if any, has been resolved with regard to the United States of America.

   Reference is made to the Casmalia Disposal Site located in Santa Barbara County, California. The company has settled its de minimis liability at this site with no material impact on the financial condition of the company.

   On December 13, 1999, the company was served in an action entitled Pennsauken Solid Waste Management Authority v. State of New Jersey, et al. The company filed its answer to this action. It appears that although the company was named as a party, there are no allegations regarding dates of hauling or amounts. The company does not believe its liability, if any, will have a material impact on the financial condition of the company.

   As to the following sites:

--ABC Barrel & Drum Co. -- Detroit, Michigan
--Batavia Landfill -- Batavia, New York
--Bofors Nobel Site -- Muskegon, Michigan
--Chemsol, Inc. -- Piscataway, New Jersey
--Chem-Trol Pollution Services, Inc. -- Hamburg, New York
--Delilah Road Site -- Atlantic County, New Jersey
--Gallup's Quarry -- Plainfield, Connecticut
--Iron Horse Park/Shaffer Landfill -- Billerica, Massachusetts
--Memphis Container aka Tri-State Drums -- Memphis, Shelby County, Tennessee --Nyanza Chemical Waste Dump -- Ashland, Massachusetts
--Twin Cities -- Arvada, Colorado
--Virginia RR Washout,

all of which have been previously reported, there has been no further activity or inquiry since the first notice.

   Reference is made to the suit Olin Corporation v. Fisons plc et al. (93-11166-MLW). The company was dismissed from this action by the federal court with the right of Nor-Am, one of the defendants, to file a Motion for Reconsideration. Nor-Am filed a Motion for Reconsideration of the company's dismissal on June 28, 1999. Based on a notation on the federal court's docket sheet, the company believes that the court denied Nor-Am's Motion for Reconsideration on February 9, 2000. The company believes its liability at this site has been fully resolved.

   On February 10, 2000, the company was served with an Administrative Complaint filed by Region 5 of the United States Environmental Protection Agency (FIFRA-5-2000-011) alleging violations of the Federal Insecticide, Fungicide and Rodenticide Act. The total proposed penalty is $141,000. The company has until April 4, 2000, to file a responsive answer in this matter. The company is currently investigating these allegations and therefore, cannot predict what its liability, if any, will be in this case.

Item 4. Results of Votes of Security Holders

   No matters were submitted to stockholders during the fourth quarter of the fiscal year ended December 31, 1999.

Executive Officers of the Registrant

   Executive Officers are elected annually by the Board of Directors at the first meeting following the Annual Meeting of Stockholders to serve until the next annual meeting of the Board and until their respective successors are duly elected and qualified.

   Effective February 15, 1999, F. Quinn Stepan, Jr., was elected President and Chief Operating Officer. He was previously Vice President and General Manager--Surfactants as of January 1, 1997, Vice President--Global Laundry and Cleaning Products as of May 1996 and Director--Business Management as of May 1992. Mr. F. Quinn Stepan, Sr., who has served the company as Chairman and Chief Executive Officer since 1984 and as President since 1973, remains Chairman and Chief Executive Officer.

   Effective February 16, 1999, John V. Venegoni was appointed Vice President and General Manager--Surfactants. Since May 1992 until May 1996, he served as a Senior Business Manager--Consumer Products. From May 1996, until February 16, 1999, he was Director--Global Personal Care.

   Effective May 22, 1995, Jeffrey W. Bartlett, formerly Vice President, General Counsel and Corporate Secretary, was appointed Vice President, General Counsel, Regulatory Affairs and Corporate Secretary* (see below). Effective January 1, 1995, James A. Hartlage, who was formerly the Senior Vice President--Technology, was appointed Senior Vice President--Technology and Operations. In addition, during 1995 he assumed Administrative responsibilities. Effective January 1, 1995, Earl H. Wagener, formerly Vice President--Product Development, was appointed Vice President--Research and Development. All other executive officers have remained in their current capacity for over five years.

   The Executive Officers of the company, their ages as of February 29, 2000, and certain other information are as follows:

                                                                  Year First
           Name           Age              Title                Elected Officer
           ----           ---              -----                ---------------
 F. Quinn Stepan......... 62  Chairman and Chief Executive           1967
                              Officer
 F. Quinn Stepan, Jr. ... 39  President and Chief Operating          1997
                              Officer
 James A. Hartlage....... 62  Senior Vice President--                1980
                              Technology and Operations
 Ronald L. Siemon........ 62  Vice President and General             1992
                              Manager--Polymers
 Jeffrey W. Bartlett*.... 56  Vice President, General                1983
                              Counsel, Regulatory Affairs and
                              Corporate Secretary
 Walter J. Klein......... 53  Vice President--Finance                1985
 Mickey Mirghanbari...... 62  Vice President--Manufacturing          1992
                              and Engineering
 Earl H. Wagener......... 59  Vice President--Research and           1995
                              Development
 John V. Venegoni........ 41  Vice President and General             1999
                              Manager--Surfactants

*Jeffrey W. Bartlett passed away on March 21, 2000.

                                    PART II

Item 5. Market for Registrant's Common Stock and Related Security Holder
Matters

   (a) The company's common stock is listed and traded on both the New York Stock Exchange and the Chicago Stock Exchange. See page 35 of the company's 1999 Annual Report to Stockholders for market price information which is incorporated by reference herein.

   The company's 5 1/2 percent convertible preferred stock is listed and traded on the New York Stock Exchange and the Chicago Stock Exchange. See Note 7 on page 29 of the company's 1999 Annual Report to Stockholders for the description of the preferred stockholders' rights which is incorporated by reference herein.

   From time to time the company purchases shares of its common stock in the open market and in block transactions from dealers for the purpose of funding option grants under its stock option plans and deferred compensation plans for directors and officers.

   (b) On February 29, 2000, there were 1,423 holders of common stock of the company.

   (c) See page 35 of the company's 1999 Annual Report to Stockholders for dividend information which is incorporated by reference herein. Also see Note 4 on page 28 of the company's 1999 Annual Report to Stockholders which sets forth the restrictive covenants covering dividends.

Item 6. Selected Financial Data

   See page 35 of the company's 1999 Annual Report to Stockholders for a five year summary of selected financial information which is incorporated by reference herein.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures about Market Risk

   See pages 14 through 19 of the company's 1999 Annual Report to Stockholders which is incorporated by reference herein.

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

Item 8. Financial Statements and Supplementary Data

   See pages 20 through 34 of the company's 1999 Annual Report to Stockholders for the company's consolidated financial statements, notes to the consolidated financial statements and auditors' report which are incorporated by reference herein.

   See page 35 of the company's 1999 Annual Report to Stockholders for selected quarterly financial data which is incorporated by reference herein.

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

   For additional information about the company's Directors, see pages 3 through 5 of the company's Proxy Statement dated March 30, 2000, for the Annual Meeting of Stockholders which are incorporated by reference herein.

   (b) Executive Officers

     See Executive Officers of the Registrant in Part I above.

Item 11. Executive Compensation

   See pages 7 and 8 of the company's Proxy Statement dated March 30, 2000, for the Annual Meeting of the Stockholders which are incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   See pages 1 through 6 of the company's Proxy Statement dated March 30, 2000, for the Annual Meeting of Stockholders which are incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions

   None

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

   (a) & (d) Financial Statements and Schedules

     See the Index to the Consolidated Financial Statements and Supplemental Schedule filed herewith.

   (b) Reports on Form 8-K

     A report on Form 8-K was filed on October 22, 1999, regarding quarterly earnings.

   (c) Exhibits

     See Exhibit Index filed herewith.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Stepan Company

                                                    /s/ Walter J. Klein
                                          By: _________________________________
                                                  Vice President--Finance

March 30, 2000

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         /s/ F. Quinn Stepan           Chairman, Chief Executive     March 30, 2000
______________________________________    Officer and Director
         F. Quinn Stepan Name

       /s/ F. Quinn Stepan, Jr.        President, Chief Operating    March 30, 2000
______________________________________    Officer and Director
         F. Quinn Stepan, Jr.

         /s/ Walter J. Klein            Vice President--Finance,     March 30, 2000
______________________________________   Principal Financial and
           Walter J. Klein                 Accounting Officer

        /s/ James A. Hartlage           Senior Vice President--      March 30, 2000
______________________________________  Technology and Operations
          James A. Hartlage                   and Director

        /s/ Thomas F. Grojean                   Director             March 30, 2000
______________________________________
          Thomas F. Grojean

          /s/ Paul H. Stepan                    Director             March 30, 2000
______________________________________
            Paul H. Stepan

        /s/ Robert D. Cadieux                   Director             March 30, 2000
______________________________________
          Robert D. Cadieux

         /s/ Robert G. Potter                   Director             March 30, 2000
______________________________________
           Robert G. Potter

   Walter J. Klein, pursuant to powers of attorney executed by each of the directors and officers listed above, does hereby execute this report on behalf of each of such directors and officers in the capacity in which the name of each appears above.

                                          Walter J. Klein
March 30, 2000

                                 INDEX TO THE
                       CONSOLIDATED FINANCIAL STATEMENTS
                                      AND
                             SUPPLEMENTAL SCHEDULE

   A copy of Stepan Company's Annual Report to Stockholders for the year ended December 31, 1999, has been filed as an exhibit to this Annual Report on Form 10-K. Pages 20 through 34 of such Annual Report to Stockholders contain the Consolidated Balance Sheets as of December 31, 1999 and 1998, the Consolidated Statements of Income, Stockholders' Equity and Cash Flows and Notes to Consolidated Financial Statements for the three years ended December 31, 1999, 1998 and 1997, and the Auditors' Report covering the aforementioned financial statements. These consolidated financial statements and the Auditors' Report thereon are incorporated herein by reference.

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

                                 STEPAN COMPANY

           SUPPLEMENTAL SCHEDULE TO CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED DECEMBER 31, 1999
                   AS REQUIRED TO COMPLY WITH REGULATION S-X

Schedule II--Allowance for Doubtful Accounts:

   Below is an analysis of the allowance for doubtful accounts for the three years ended December 31:

                                                          1999    1998    1997
                                                         ------  ------  ------
                                                            (In Thousands)
Balance, Beginning of Year.............................. $2,263  $2,121  $2,074
  Provision charged to income...........................    222     339     548
  Accounts written off, net of recoveries...............    (96)   (197)   (501)
                                                         ------  ------  ------
Balance, End of Year.................................... $2,389  $2,263  $2,121
                                                         ======  ======  ======

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                           ON SUPPLEMENTAL SCHEDULE

To Stepan Company:

   We have audited in accordance with generally accepted auditing standards, the financial statements included in Stepan Company's Annual Report to Stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 10, 2000. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The supplemental schedule listed in the index of financial statements is the responsibility of the company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          Arthur Andersen LLP

Chicago, Illinois,
February 10, 2000

                                 EXHIBIT INDEX

  Exhibit
    No.                                 Description
  -------                               -----------
 (3)a      Copy of the Certificate of Incorporation, and the Certificates of
           Amendment of Certificate of Incorporation, dated May 6, 1968, April
           20, 1972, April 16, 1973, December 2, 1983. Filed with the Company's
           Annual Report on Form 10-K for the year ended December 31, 1983, and incorporated herein by reference.

 (3)a(1) Copy of Certificate of Amendment of Certificate of Incorporation, dated May 24, 1999. (Note 13)

 (3)b Copy of the Bylaws of the company as amended through February 15, 1999. (Note 14)

 (3)c      Copy of Certificate of Amendment, dated April 28, 1993, to Article
           IV of Certificate of Incorporation. (Note 7)

 (3)d      Copy of Certificate of Amendment, dated May 5, 1987, to Article X of
           Certificate of Incorporation. (Note 1)

 (4)h Copy of Loan Agreement, dated June 15, 1995, with Aid Association for Lutherans, the Northwestern Mutual Life Insurance Company and
           The Mutual Life Insurance Company of New York. (Note 10)

 (4)i      Copy of Revolving Credit and Term Loan Agreement, dated February 20,
           1990, with The First National Bank of Chicago and the amendment, dated March 21, 1990. (Note 3)

 (4)m      Copy of Second Amendment, dated September 20, 1991, amending
           Revolving Credit and Term Loan Agreement, dated February 20, 1990
           (see (4)i above). (Note 4)

 (4)m(1)   Copy of Third Amendment, dated December 29, 1992, amending Revolving
           Credit and Term Loan Agreement, dated February 20, 1990 (see (4)i and (4)m above). (Note 8)

 (4)m(2)   Copy of Fourth Amendment, dated May 31, 1994, amending Revolving
           Credit and Term Loan Agreement, dated February 20, 1990 (see (4)i,
           (4)m and (4)m(1) above). (Note 9)

 (4)n(1)   Copy of Certificate of Designation, Preferences and Rights of the 5
           1/2% Convertible Preferred Stock, without Par Value and the Amended
           Certificate, dated August 12, 1992 and April 28, 1993. (Note 7)

 (4)n(2)   Copy of Issuer Tender Offer Statement on Schedule 13E-4, dated
           August 13, 1992. (Note 6)

 (4)n(3) Copy of Amendment No. 1 to Schedule 13E-4 (see also (4)n(2) above), dated September 23, 1992. (Note 6)

 (4)n(4)   Copy of the company's Form 8-A, dated August 13, 1992. (Note 6)

 (4)o      Copy of Revolving Credit and Term Loan Agreement, dated January 9,
           1998, with The First National Bank of Chicago. (Note 11)

 (4)o(1)   Copy of Certificate of Amendment, dated March 12, 1999, amending
           Revolving Credit and Term Loan Agreement, dated January 9, 1998.
           (Note 12)

 (4)p      Copy of Term Loan Agreement, dated October 1, 1998, with The
           Northwestern Mutual Life Insurance Company and Connecticut General
           Life Insurance Company. (Note 14)

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

 (13)      Copy of the company's 1999 Annual Report to Stockholders.

 (18)      Letter re change in accounting principle for the year ended December
           31, 1992. (Note 8)

 (21)      Subsidiaries of Registrant at December 31, 1999.

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

 12. Filed with the company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, and incorporated herein by reference.

 13. Filed with the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and incorporated herein by reference.

 14.  Filed with the company's Annual Report on Form 10-K for the year ended
      December 31, 1998, and incorporated herein by reference.