Form 10-K/A
period 1999-12-31
STEPAN CO
filed 2000-03-31
CIK 94049

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                               ----------------
                                  FORM 10-K/A
                                   Amendment
                                     No. 1
(Mark
One)

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

                                      STEPAN COMPANY

                                      /s/ Walter J. Klein
                                      Walter J. Klein
                                      Vice President--Finance
                                      Principal Financial and Accounting Officer

Date: March 31, 2000