Form 10-Q
period 2000-03-31
STEPAN CO
filed 2000-05-12
CIK 94049

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                            ______________________

                                   FORM 10-Q

(MARK ONE)
(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

(_)   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      FOR THE TRANSITION PERIOD FROM ______________ TO __________

                                    1-4462
                        ------------------------------
                            Commission File Number

                                STEPAN COMPANY
--------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

  Delaware                                                         36 1823834
----------------------                                   -----------------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                            Identification Number)


             Edens and Winnetka Road,  Northfield, Illinois 60093
--------------------------------------------------------------------------------
                   (Address of principal executive offices)

Registrant's telephone number                                   (847) 446-7500
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

                                                                Yes  X   No
                                                                    ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                                      Outstanding at April 30, 2000
-----------------------------------          -----------------------------------

     Common Stock, $1 par value                          9,439,346 shares

Part I                       FINANCIAL INFORMATION
--------------------------------------------------------------------------------
Item 1  -  Financial Statements
                                 STEPAN COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      March 31, 2000 and December 31, 1999
                                   Unaudited

(Dollars in thousands)                                                                            3/31/00           12/31/99
                                                                                                 --------          ---------
ASSETS
------

CURRENT ASSETS:
   Cash and cash equivalents                                                                     $  4,020          $   3,969
   Receivables, net                                                                                97,867             97,089
   Inventories (Note 2)                                                                            51,533             51,849
   Deferred income taxes                                                                            9,361              9,361
   Other current assets                                                                             4,982              4,392
                                                                                                 --------          ---------
        Total current assets                                                                      167,763            166,660
                                                                                                 --------          ---------

PROPERTY, PLANT AND EQUIPMENT:
   Cost                                                                                           601,021            596,904
   Less: Accumulated depreciation                                                                 396,128            387,423
                                                                                                 --------          ---------
                                                                                                  204,893            209,481
                                                                                                 --------          ---------

OTHER ASSETS                                                                                       37,728             38,435
                                                                                                 --------          ---------

               Total assets                                                                      $410,384          $ 414,576
                                                                                                 ========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
   Current maturities of long-term debt                                                          $  7,588          $   7,663
   Accounts payable                                                                                43,807             48,676
   Accrued liabilities                                                                             36,774             41,706
                                                                                                 --------          ---------
        Total current liabilities                                                                  88,169             98,045
                                                                                                 --------          ---------

DEFERRED INCOME TAXES                                                                              41,733             41,975
                                                                                                 --------          ---------

LONG-TERM DEBT, less current maturities                                                           112,542            107,420
                                                                                                 --------          ---------
                                                                                                   11,342             12,072
                                                                                                 --------          ---------
OTHER NON-CURRENT LIABILITIES

STOCKHOLDERS' EQUITY:
   5-1/2% convertible preferred stock, cumulative, voting without par value;
       authorized 2,000,000 shares; issued 777,712 shares in 2000 and 783,003
       shares in 1999                                                                              19,443             19,575
   Common stock, $1 par value; authorized 30,000,000 shares;
      issued 9,704,840 shares in 2000 and 9,684,600 shares in 1999                                  9,705              9,685
   Additional paid-in capital                                                                      11,924             11,909
   Accumulated other comprehensive loss                                                           (11,277)           (10,631)
   Retained earnings (approximately $49,680 unrestricted in 2000 and $48,329 in 1999)             136,741            134,224
                                                                                                 --------          ---------

   Less: Treasury stock, at cost                                                                    9,938              9,698
                                                                                                 --------          ---------
         Stockholders' equity                                                                     156,598            155,064
                                                                                                 --------          ---------

               Total liabilities and stockholders' equity                                        $410,384          $ 414,576
                                                                                                 ========          =========


The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated balance sheets.

                                STEPAN COMPANY
                       CONSOLIDATED STATEMENTS OF INCOME
              For the Three Months Ended March 31, 2000 and 1999
                                   Unaudited


(In thousands, except per share amounts)                                    Three Months
                                                                           Ended March 31
                                                                          2000           1999
                                                                          ----           ----
NET SALES                                                                $167,376       $163,961
Cost of Sales                                                             140,293        135,042
                                                                         --------       --------
Gross Profit                                                               27,083         28,919
                                                                         --------       --------

Operating Expenses:
   Marketing                                                                6,176          5,682
   Administrative                                                           6,149          5,520
   Research, Development and Technical Services                             5,758          5,492
                                                                         --------       --------
                                                                           18,083         16,694
                                                                         --------       --------

Operating Income                                                            9,000         12,225

Other Income (Expense):
   Interest, Net                                                           (2,051)        (2,110)
   Income from Equity Joint Ventures                                           54             33
                                                                         --------       --------
                                                                           (1,997)        (2,077)
                                                                         --------       --------

Income Before Income Taxes                                                  7,003         10,148
Provision for Income Taxes                                                  2,732          4,006
                                                                         --------       --------
NET INCOME                                                               $  4,271       $  6,142
                                                                         ========       ========


Net Income Per Common Share (Note 4)
   Basic                                                                 $   0.43       $   0.61
                                                                         ========       ========
   Diluted                                                               $   0.41       $   0.57
                                                                         ========       ========

Dividends per Common Share                                               $ 0.1625       $ 0.1500
                                                                         ========       ========

Average Common Shares Outstanding                                           9,501          9,681
                                                                         ========       ========



The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                                STEPAN COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Three Months Ended March 31, 2000 and 1999
                                   Unaudited

(Dollars in thousands)                                                                        3/31/00          3/31/99
                                                                                             --------         --------
NET CASH FLOW FROM OPERATING ACTIVITIES
   Net income                                                                                $  4,271         $  6,142
   Depreciation and amortization                                                               10,307           10,211
   Deferred revenue recognition                                                                  (755)          (1,112)
   Deferred income taxes                                                                         (239)             836
   Environmental and legal liabilities                                                             25             (186)
   Other non-cash items                                                                            45              438
   Changes in Working Capital:
      Receivables, net                                                                           (778)         (12,051)
      Inventories                                                                                 316            5,251
      Accounts payable and accrued liabilities                                                 (9,801)           5,273
      Other                                                                                      (590)             287
                                                                                             --------         --------
         Net Cash Provided by Operating Activities                                              2,801           15,089
                                                                                             --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Expenditures for property, plant and equipment                                              (5,436)          (7,886)
   Other non-current assets                                                                        23               82
                                                                                             --------         --------
      Net Cash Used for Investing Activities                                                   (5,413)          (7,804)
                                                                                             --------         --------

CASH FLOWS FROM FINANCING AND OTHER RELATED ACTIVITIES
   Revolving debt and notes payable to banks, net                                               5,200             (400)
   Other debt repayments                                                                         (153)            (352)
   Purchases of treasury stock, net                                                              (239)          (2,429)
   Dividends paid                                                                              (1,754)          (1,676)
   Other non-cash items                                                                          (391)             372
                                                                                             --------         --------
      Net Cash Provided by (Used for) Financing and Other Related Activities                    2,663           (4,485)
                                                                                             --------         --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                          51            2,800
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                                  3,969              983
                                                                                             --------         --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                   $  4,020         $  3,783
                                                                                             ========         ========

CASH PAID DURING THE PERIOD FOR:
   Interest                                                                                  $    739         $    735
   Income taxes                                                                              $   (163)        $  1,728

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                                 STEPAN COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      March 31, 2000 and December 31, 1999
                                   Unaudited


1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     -------------------------------------------

     The condensed consolidated financial statements included herein have been prepared by the company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate and make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the company's latest Annual Report to Stockholders and the Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1999. In the opinion of management all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of Stepan Company as of March 31, 2000, and the consolidated results of operations and cash flows for the three months then ended, have been included.

2.   INVENTORIES
     -----------

     Inventories include the following amounts:

          (Dollars in thousands)                        3/31/00         12/31/99
                                                        -------         --------
          Inventories valued primarily on LIFO basis -
           Finished products                            $ 32,971        $ 32,729
           Raw materials                                  18,562          19,120
                                                        --------        --------
          Total inventories                             $ 51,533        $ 51,849
                                                        ========        ========

     If the first-in, first-out (FIFO) inventory valuation method had been used for all inventories, inventory balances would have been approximately $10,400,000 and $10,600,000 higher than reported at March 31, 2000, and December 31, 1999, respectively.

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

     The company has estimated a range of possible environmental and legal losses from $4.2 million to $24.7 million at March 31, 2000. The company's reserve at March 31, 2000, and December 31, 1999, was $11.6 million.

     For certain sites, estimates cannot be made of the total costs of compliance, or the company's share of such costs; accordingly, the company is unable to predict the effect thereof on future results of operations.
     In the event of one or more adverse determinations in any annual or interim period, the impact on results of operations for those periods could be material. However, based upon the company's present belief as to its relative involvement at these sites, other viable entities' responsibilities for cleanup and the extended period over which any costs would be incurred, the company believes that these matters will not have a material effect on the company's financial position. Certain of these matters are discussed in Item 3, Legal Proceedings, in the 1999 Form 10-K Annual Report and in other filings of the company with the Securities and Exchange Commission, which are available upon request from the company.

4.   EARNINGS PER SHARE
     ------------------

     Below is the computation of basic and diluted earnings per share for the three months ended March 31, 2000 and 1999.

(In thousands, except per share amounts)                                             Three Months
                                                                                    Ended March 31
                                                                                   2000         1999
                                                                                   ----         ----
Computation of  Basic Earnings per Share
----------------------------------------
Net income                                                                       $ 4,271      $ 6,142
Deduct dividends on preferred stock                                                  207          224
                                                                                 -------      -------
Income applicable to common stock                                                $ 4,064      $ 5,918
                                                                                 =======      =======

Weighted-average number of shares outstanding                                      9,501        9,681

Basic earnings per share                                                         $  0.43      $  0.61
                                                                                 =======      =======

Computation of Diluted Earnings per Share
-----------------------------------------

Net income                                                                       $ 4,271      $ 6,142
                                                                                 =======      =======

Weighted-average number of shares outstanding                                      9,501        9,681
Add net shares issuable from assumed exercise of options
   (under treasury stock method)                                                     223          336
Add weighted-average shares issuable from assumed conversion of convertible
 preferred stock                                                                     692          743
                                                                                 -------      -------

Shares applicable to diluted earnings                                             10,416       10,760
                                                                                 =======      =======

Diluted earnings per share                                                       $  0.41      $  0.57
                                                                                 =======      =======

5.   COMPREHENSIVE INCOME
     --------------------

     Below is the company's comprehensive income for the three months ended March 31, 2000 and 1999.

(Dollars in thousands)                                            Three Months Ended
                                                                  ------------------
                                                                       March 31
                                                                       --------
                                                                 2000               1999
                                                                 ----               ----
Net income                                                     $ 4,271            $ 6,142
Other comprehensive loss:
Foreign currency translation adjustments                          (646)              (928)
                                                               -------            -------
Comprehensive income                                           $ 3,625            $ 5,214
                                                               =======            =======

6.   SEGMENT REPORTING
     -----------------

     Stepan Company has three reportable segments: surfactants, polymers and specialty products. Financial results of Stepan Company's operating segments for the quarters ended March 31, 2000 and 1999, are summarized below:

     (Dollars in thousands)                                                       Specialty     Segment
                                                 Surfactants      Polymers        Products       Totals
                                                 -----------      --------        --------      -------

     For the quarter ended March 31, 2000
     -------------------------------------
     Net Sales                                   $132,796         $30,383         $4,197        $167,376
     Operating income                              11,786           4,415           (198)         16,003

     For the quarter ended March 31, 1999
     -------------------------------------
     Net Sales                                   $131,749         $27,762         $4,450        $163,961
     Operating income                              13,605           4,856            626          19,087

     Below are reconciliations of segment operating income to consolidated income before income taxes:

     (Dollars in thousands)                                                      Three Months Ended March 31
                                                                           ----------------------------------------
                                                                                     2000                 1999
                                                                                     ----                 ----
     Operating income segment totals                                                $16,003              $19,087
     Unallocated corporate expenses (a)                                              (7,003)              (6,862)
     Interest expense                                                                (2,051)              (2,110)
     Income from equity in joint ventures                                                54                   33
                                                                                    -------              -------
     Consolidated income before income taxes                                        $ 7,003              $10,148
                                                                                    =======              =======

     (a) Includes corporate administrative and corporate manufacturing expenses which are not included in segment operating income and not used to evaluate segment performance.

     There have been no changes in the basis of segmentation or the measurement of segment profit or loss and no material change in segment assets from those disclosed in the annual report for the year ended December 31, 1999. The company has certain customers included within the surfactants business that are under long-term contracts. These contracts range from a period of 2 to 5 years. Certain of these contracts are up for renewal beginning in 2001.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

For the quarter ended March 31, 2000 net cash from operations totaled $2.8 million compared to $15.1 million for the same period in 1999. Working capital totaled to a net use of $10.9 million. Accounts payable and accrued liabilities decreased by $9.8 million during the most recent quarter due to payment timing. Accounts receivable increased by $0.8 million during the current year quarter while inventories decreased by $0.3 million over the same period.

Capital spending has totaled $5.4 million for the first three months of 2000 compared to $7.9 million for the same period in 1999. Despite lower current quarter expenditures, total year capital spending is projected to increase from year to year.

Since December 31, 1999 total company debt increased by $5.0 million, to $120.1 million. As of March 31, 2000 the ratio of long-term debt to long-term debt plus shareholders' equity was 41.8 percent compared to 40.9 percent last year-end.

The company maintains contractual relationships with its domestic banks that provide for revolving credit of up to $60 million, which may be drawn upon as needed for general corporate purposes. The company also meets short-term liquidity requirements through uncommitted domestic bank lines of credit. The company's foreign subsidiaries maintain committed and uncommitted bank lines of credit in their respective countries to meet working capital requirements as well as to fund capital expenditure programs and acquisitions.

The company anticipates that cash from operations and from committed credit facilities will be sufficient to fund anticipated capital expenditures, dividends and other planned financial commitments for the foreseeable future. Any substantial acquisitions would require additional funding.

There have been no material changes in the company's market risks since December 31, 1999.

RESULTS OF OPERATIONS
---------------------

Three Months Ended March 31, 2000 and 1999
------------------------------------------

Net income for the first quarter ended March 31, 2000, was $4.3 million, or $0.41 per share diluted, down 30 percent from $6.1 million, or $0.57 per share diluted reported for the same quarter a year ago. Net sales increased two percent to $167.4 million from $164.0 million reported for the first quarter of 1999. Net sales by segments were:

     (Dollars in thousands)                             Three Months
                                                       Ended March 31
                                ------------------------------------------------
                                           2000             1999     % Change
                                           ----             ----     --------

     Net Sales:
       Surfactants                   $132,796         $131,749              +1%
       Polymers                        30,383           27,762              +9%
       Specialty Products               4,197            4,450              -6%
                                     --------         --------
         Total                       $167,376         $163,961              +2%
                                     ========         ========

Surfactants net sales increased one percent between years. Domestic operations, which accounted for 77 percent of total surfactant revenues, reported a $1.0 million, or one percent, decline in net sales from year to year. Sales volume increased one percent due to improved sales of the company's laundry and cleaning products and to higher sales to distributors. Lower sales of personal care products, due to customer inventory adjustments, partially offset the volume gains. Decreased average selling prices, due largely to sales mix, more than offset the effect of higher sales volumes. Net sales for foreign operations increased $2.1 million, or seven percent. A 15 percent increase in sales volume, due to higher European and South American sales, caused the improvement. Lower exchange rates somewhat tempered European operations' net sales.

Surfactants gross profit decreased three percent to $21.1 million in 2000 from $21.7 million in 1999. Domestic operations reported a $1.7 million, or 10 percent, decline in gross profit due to a drop in average margins. The decrease in average margins was mainly due to unfavorable sales mix. The 1999 second quarter termination of a supply contract also contributed to the decrease.
Gross profit for foreign operations improved $1.1 million, or 32 percent, from year to year. The company's Canadian and Mexican operations contributed most of the increase due to improved average margins. Despite strong sales volume, European operations' gross profit declined primarily due to lower margins resulting from strong competition and product mix.

Polymers net sales increased $2.6 million, or nine percent, to $30.4 million in 2000 from $27.8 million a year ago. Sales volume rose three percent from year to year. Phthalic anhydride (PA) net sales increased 26 percent from $8.1 million in 1999 to $10.2 million in 2000 and accounted for most of the increase. The improvement was mainly due to a 24 percent rise in average selling prices. The higher prices were due to increased raw material costs which were passed on to customers. PA sales volume increased two percent. Global net sales of polyurethane polyols, driven by a seven percent rise in sales volume, increased $1.1 million, or eight percent, between years. Polyurethane systems net sales dropped $0.6 million, or 12 percent, due to decreased sales volume.

Polymers gross profit decreased $0.4 million, or seven percent, from $6.3 million in 1999 to $5.9 million in 2000. A $0.7 million, or 16 percent, decrease in polyurethane polyols gross profit accounted for the decline. A decrease in domestic and European margins, resulting from higher material costs, more than offset the effect of higher polyurethane polyol volumes. Gross profit for PA increased 21 percent to $1.3 million in 2000 from $1.1 million a year ago. The rise was due to improved average margins which resulted primarily from plant operating efficiencies. Polyurethane systems gross profit increased $0.1
million, or 14 percent, from year to year.   Higher margins, resulting from a
more profitable sales mix, led to the gross profit improvement.

Specialty products reported a six percent decline in net sales from $4.5 million in 1999 to $4.2 million in 2000. The decline was primarily due to the drop in sales volume caused by customer inventory adjustments brought on by Y2K. Gross profit dropped from $0.9 million in 1999 to $0.1 million in the first quarter of 2000. The decline was mainly due to a lower sales volume of higher margin products. Improvement is expected in the remainder of the year.

Operating expenses rose eight percent from $16.7 million in 1999 to $18.1 million in 2000. Administrative expenses increased $0.6 million, or 11 percent, between years. Higher payroll costs, legal expenses and consulting fees caused the increase. Marketing expenses rose $0.5 million, or nine percent, and research and development expenses increased $0.3 million, or five percent.

Interest expense declined three percent due to a lower average level of debt and to lower average borrowing rates.

ENVIRONMENTAL AND LEGAL MATTERS
-------------------------------

The company is subject to extensive federal, state and local environmental laws and regulations. Although the company's environmental policies and practices are designed to ensure compliance with these laws and regulations, future developments and increasingly stringent environmental regulation could require the company to make additional unforeseen environmental expenditures. The company will continue to invest in the equipment and facilities necessary to comply with existing and future regulations. During the first quarter of 2000, company expenditures for capital projects related to the environment were $0.3 million and should approximate $1.5 million to $1.8 million for the full year 2000. These projects are capitalized and typically depreciated over 10 years. Recurring costs associated with the operation and maintenance of facilities for waste treatment and disposal and managing environmental compliance in ongoing operations at our manufacturing locations were $1.9 million for the first three months of 2000. While difficult to project, it is not anticipated that these recurring expenses will increase significantly in the future.

The company has been named by the government as a potentially responsible party at 17 waste disposal sites where cleanup costs have been or may be incurred under the federal Comprehensive Environmental Response, Compensation and Liability Act and similar state statutes. In addition, damages are being claimed against the company in general liability actions for alleged personal injury or property damage in the case of some disposal and plant sites. The company believes that it has made adequate provisions for the costs it may incur with respect to these sites. The company has estimated a range of possible environmental and legal losses from $4.2 million to $24.7 million at March 31, 2000. The company's reserve at March 31, 2000 and December 31, 1999, was $11.6 million. During the first three months of 2000, expenditures related to legal and environmental matters approximated $0.5 million. For certain sites, estimates cannot be made of the total costs of compliance or the company's share of such costs; accordingly, the company is unable to predict the effect thereof on future results of operations. In the event of one or more adverse determinations in any annual or interim period, the impact on results of operations for those periods could be material. However, based upon the company's present belief as to its relative involvement at these sites, other viable entities' responsibilities for cleanup and the extended period over which any costs would be incurred, the company believes that these matters will not have a material effect on the company's financial position. Certain of these matters are discussed in Item 3, Legal Proceedings, in the 1999 Form 10-K Annual Report and in other filings of the company with the Securities and Exchange Commission, which are available upon request from the company.

NEW ACCOUNTING STANDARD
-----------------------

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", effective for fiscal years beginning after June 15, 1999. The standard establishes accounting and reporting requirements for derivative instruments. In June 1999, the FASB issued SFAS No. 137, which deferred the effective date to fiscal years beginning after June 15, 2000. The company believes that the adoption of SFAS No. 133 in 2001 will not have a material effect on its consolidated results of operations or financial position.

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

Part II                              OTHER INFORMATION
--------------------------------------------------------------------------------
Item 1 - Legal Proceedings

As reported previously, the company has been named as a potentially responsible party (PRP) in the case USEPA v. Jerome Lightman (92 CV 4710) (JBS) which
                        ------------------------
involves the Ewan and D'Imperio Superfund Sites located in New Jersey. Trial on the issue of the company's liability at these sites was completed in March 2000. The company is awaiting a decision from the court. If the company is found liable at either site, a second trial as to the company's allocated share of clean-up costs at these sites will be held in calendar year 2000 or calendar year 2001. The company believes it has adequate defenses to the issue of liability. In the event of an unfavorable outcome related to the issue of liability, the company believes it has adequate reserves. On a related matter, the company has filed an appeal to the United States Third Circuit Court of Appeals objecting to the lodging of a partial consent decree in favor of the United States Government in this action. Under the partial consent decree, the government recovered past costs at the site from all PRPs including the company. The company paid its assessed share but by objecting to the partial consent decree, the company is seeking to recover back the sums it paid.

The company received a Section 104(e) Request for Information from the United States Environmental Protection Agency (USEPA) dated March 21, 2000, regarding the Lightman Drum Site located in Winslow Township, New Jersey. The company's response to this request is due on May 18, 2000. The company is currently investigating this matter and therefore, cannot predict what its liability, if any, will be for this site.

Reference is made to the action entitled Pennsauken Solid Waste Management
                                         ---------------------------------
Authority v. State of New Jersey, et al.  The company was served in this action
---------------------------------------
on December 13, 1999, and filed its answer. It appears that although the company was named as a party, there are no allegations regarding dates of hauling or amounts. The company is attempting to get dismissed from this action. Therefore, the company does not believe its liability, if any, will have a material impact on the financial condition of the company.

Reference is made to the Administrative Complaint filed by Region 5 of the USEPA (FIFRA-5-2000-011) alleging violations of the Federal Insecticide, Fungicide and Rodenticide Act. The total proposed penalty is $141,000. Settlement negotiations with USEPA are currently taking place. The company does not believe that this matter will have a material impact on the financial condition of the company.

Item 4 - Submission of Matters to a Vote of Security Holders

     (A) The company's 2000 Annual Meeting of Stockholders was held on May 9, 2000.

     (B) At the annual meeting of the company's shareholders on May 9, 2000, shareholders elected Robert D. Cadieux and Paul H. Stepan as Directors of the company, all for three-year terms.

                                                      For           Withheld
                                                      ---           --------
               Robert D. Cadieux                  7,122,766         1,106,369
               Paul H. Stepan                     7,110,868         1,118,267

     (C) A majority of the outstanding shares voted to approve the adoption of the Stepan Company 2000 stock option plan.

                                    5,760,295      For
                                    1,500,133      Against
                                       20,198      Abstentions
                                      948,508      Broker non-votes

     (D) A majority of the outstanding shares voted to ratify the appointment of Arthur Andersen LLP as independent auditors for the company for 2001.

                                    8,212,226      For
                                       14,282      Against
                                        2,627      Abstentions

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

Date:  May 12, 2000