Form 10-Q
period 2000-06-30
STEPAN CO
filed 2000-08-14
CIK 94049

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                            ----------------------

                                   FORM 10-Q

(MARK ONE)
(  X  )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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
                                                       Yes     X       No
                                                            -------       ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                           Outstanding at July 31, 2000
--------------------------------------    --------------------------------------
      Common Stock, $1 par value                      9,290,194 Shares

Part I                       FINANCIAL INFORMATION
--------------------------------------------------------------------------------
Item 1  -  Financial Statements

                                STEPAN COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      June 30, 2000 and December 31, 1999
                                   Unaudited

(Dollars in thousands)                                                                    6/30/00           12/31/99
                                                                                         --------           --------
ASSETS
------

CURRENT ASSETS:
  Cash and cash equivalents                                                              $  1,170           $  3,969
  Receivables, net                                                                        104,160             97,089
  Inventories (Note 2)                                                                     55,481             51,849
  Deferred income taxes                                                                     9,361              9,361
  Other current assets                                                                      4,691              4,392
                                                                                         --------           --------
    Total current assets                                                                  174,863            166,660
                                                                                         --------           --------

PROPERTY, PLANT AND EQUIPMENT:
  Cost                                                                                    606,575            596,904
  Less: Accumulated depreciation                                                          405,045            387,423
                                                                                         --------           --------
    Property, plant and equipment, net                                                    201,530            209,481
                                                                                         --------           --------
OTHER ASSETS                                                                               37,155             38,435
                                                                                         --------           --------
    Total assets                                                                         $413,548           $414,576
                                                                                         ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
  Current maturities of long-term debt                                                   $  9,130           $  7,663
  Accounts payable                                                                         52,581             48,676
  Accrued liabilities                                                                      33,619             41,706
                                                                                         --------           --------
    Total current liabilities                                                              95,330             98,045
                                                                                         --------           --------
DEFERRED INCOME TAXES                                                                      42,626             41,975
                                                                                         --------           --------
LONG-TERM DEBT, less current maturities                                                   110,137            107,420
                                                                                         --------           --------
OTHER NON-CURRENT LIABILITIES                                                              10,108             12,072
                                                                                         --------           --------

STOCKHOLDERS' EQUITY:
  5-1/2% convertible preferred stock, cumulative, voting without par value;
    authorized 2,000,000 shares; issued 772,704 shares in 2000 and 783,003
    shares in 1999                                                                         19,318             19,575
  Common stock, $1 par value; authorized 30,000,000 shares;
    issued 9,765,357 shares in 2000 and 9,684,600 shares in 1999                            9,765              9,685
  Additional paid-in capital                                                               12,534             11,909
  Accumulated other comprehensive loss                                                    (12,101)           (10,631)
  Retained earnings (approximately $48,225 unrestricted in 2000 and $48,329 in 1999)      141,643            134,224
                                                                                         --------           --------
  Less: Treasury stock, at cost                                                            15,812              9,698
                                                                                         --------           --------
    Stockholders' equity                                                                  155,347            155,064
                                                                                         --------           --------
    Total liabilities and stockholders' equity                                           $413,548           $414,576
                                                                                         ========           ========

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated balance sheets.

                                STEPAN COMPANY
                       CONSOLIDATED STATEMENTS OF INCOME
           For the Three and Six Months Ended June 30, 2000 and 1999
                                   Unaudited

                                                             Three Months Ended             Six Months Ended
(In thousands, except per share amounts)                           June 30                       June 30
                                                           -----------------------       -----------------------
                                                             2000           1999           2000           1999
                                                           --------       --------       --------       --------
NET SALES                                                  $169,883       $166,759       $337,259       $330,720
Cost of Sales                                               139,203        134,368        279,496        269,410
                                                           --------       --------       --------       --------
Gross Profit                                                 30,680         32,391         57,763         61,310
                                                           --------       --------       --------       --------

Operating Expenses:
  Marketing                                                   6,220          6,144         12,396         11,826
  Administrative                                              5,929          6,025         12,078         11,545
  Research, Development and Technical Services                5,700          5,295         11,458         10,787
                                                           --------       --------       --------       --------
                                                             17,849         17,464         35,932         34,158
                                                           --------       --------       --------       --------

Operating Income                                             12,831         14,927         21,831         27,152

Other Income (Expense):
  Interest, Net                                              (2,186)        (2,158)        (4,237)        (4,268)
  Income from Equity Joint Ventures                             214            194            268            227
                                                           --------       --------       --------       --------
                                                             (1,972)        (1,964)        (3,969)        (4,041)
                                                           --------       --------       --------       --------

Income Before Income Taxes                                   10,859         12,963         17,862         23,111
Provision for Income Taxes                                    4,234          5,007          6,966          9,013
                                                           --------       --------       --------       --------
NET INCOME                                                 $  6,625       $  7,956       $ 10,896       $ 14,098
                                                           ========       ========       ========       ========

Net Income Per Common Share (Note 4):

  Basic                                                    $   0.68       $   0.81       $   1.11       $   1.42
                                                           ========       ========       ========       ========
  Diluted                                                  $   0.64       $   0.75       $   1.05       $   1.32
                                                           ========       ========       ========       ========

Shares used to compute Net Income Per
Common Share (Note 4):
  Basic                                                       9,388          9,616          9,445          9,648
                                                           ========       ========       ========       ========
  Diluted                                                    10,279         10,670         10,348         10,714
                                                           ========       ========       ========       ========
Dividends per Common Share                                 $ 0.1625       $ 0.1500       $ 0.3250       $ 0.3000
                                                           ========       ========       ========       ========

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                                STEPAN COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Six Months Ended June 30, 2000 and 1999
                                   Unaudited

(Dollars in thousands)                                                                     6/30/00         6/30/99
                                                                                          --------        --------
NET CASH FLOW FROM OPERATING ACTIVITIES
  Net income                                                                              $ 10,896        $ 14,098
  Depreciation and amortization                                                             20,483          20,411
  Deferred revenue recognition                                                              (1,510)         (3,656)
  Deferred income taxes                                                                        573           2,072
  Environmental and legal liabilities                                                         (456)           (761)
  Other non-cash items                                                                        (103)            397
  Changes in Working Capital:
    Receivables, net                                                                        (7,071)        (13,189)
    Inventories                                                                             (3,632)          2,848
    Accounts payable and accrued liabilities                                                (4,181)            142
    Other                                                                                     (299)            330
                                                                                          --------        --------
      Net Cash Provided by Operating Activities                                             14,700          22,692
                                                                                          --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Expenditures for property, plant and equipment                                           (12,028)        (17,133)
  Other non-current assets                                                                      67             109
                                                                                          --------        --------
      Net Cash Used for Investing Activities                                               (11,961)        (17,024)
                                                                                          --------        --------

CASH FLOWS FROM FINANCING AND OTHER RELATED ACTIVITIES
  Revolving debt and notes payable to banks, net                                            10,400          10,300
  Other debt borrowings                                                                         --              66
  Other debt repayments                                                                     (6,216)         (6,727)
  Purchase of treasury stock, net                                                           (6,113)         (4,732)
  Dividends paid                                                                            (3,477)         (3,329)
  Other non-cash items                                                                        (132)            349
                                                                                          --------        --------
      Net Cash Used for Financing and Other Related Activities                              (5,538)         (4,073)
                                                                                          --------        --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        (2,799)          1,595
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                               3,969             983
                                                                                          --------        --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                $  1,170        $  2,578
                                                                                          ========        ========

CASH PAID DURING THE PERIOD FOR:
  Interest                                                                                $  4,435        $  4,433
  Income taxes                                                                            $  5,235        $  7,162

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                                STEPAN COMPANY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      June 30, 2000 and December 31, 1999
                                   Unaudited

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     -------------------------------------------

     The condensed consolidated financial statements included herein have been prepared by the company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate and make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the company's latest Annual Report to Stockholders and the Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1999. In the opinion of management all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of Stepan Company as of June 30, 2000, and the consolidated results of operations for the three and six months then ended and cash flows for the six months then ended, have been included.

2.   INVENTORIES
     -----------

     Inventories include the following amounts:

          (Dollars in thousands)                                    6/30/00      12/31/99
                                                                    -------      --------
          Inventories valued primarily on LIFO basis -
            Finished products                                       $34,074       $32,729
            Raw materials                                            21,407        19,120
                                                                    -------       -------
          Total inventories                                         $55,481       $51,849
                                                                    =======       =======

     If the first-in, first-out (FIFO) inventory valuation method had been used for all inventories, inventory balances would have been approximately $9,600,000 and $10,600,000 higher than reported at June 30, 2000, and December 31, 1999, respectively.

3.   CONTINGENCIES
     -------------

     There are a variety of legal proceedings pending or threatened against the company. Some of these proceedings may result in fines, penalties, judgments or costs being assessed against the company at some future time. The company's operations are subject to extensive local, state and federal regulations, including the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("Superfund") and the Superfund amendments of 1986. The company, and others, have been named as potentially responsible parties at affected geographic sites. As discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in this filing, the company believes that it has made adequate provisions for the costs it may incur with respect to these sites. The company has estimated a range of possible environmental and legal losses from $4.0 million to $24.5 million at June 30, 2000. At June 30, 2000, the company's reserve was $11.1 million for legal and environmental matters compared to $11.6 million at December 31, 1999.

     For certain sites, estimates cannot be made of the total costs of compliance, or the company's share of such costs; accordingly, the company is unable to predict the effect thereof on future results of operations. In the event of one or more adverse determinations in any annual or interim period, the impact on results of operations for those periods could be material. However, based upon the company's present belief as to its relative involvement at these sites, other viable entities' responsibilities for cleanup and the extended period over which any costs would be incurred, the company believes that these matters will not have a material effect on the company's financial position. Certain of these matters are discussed in Item 3, Legal Proceedings, in the 1999 Form 10-K Annual Report, Item 1, Legal Proceedings, in this Form 10-Q, and in other filings of the company with the Securities and Exchange Commission, which are available upon request from the company.

     Following are summaries of the environmental proceedings related to the company's Maywood, New Jersey, and Ewan and D'Imperio environmental sites:

     Maywood, New Jersey, Site:

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

     In 1985, the company entered into a Cooperative Agreement with the United States of America represented by the Department of Energy (Agreement). Pursuant to this Agreement, the Department of Energy took title to radiological contaminated materials and was to remediate, at its expense, all radiological (byproduct material and source material) waste on the company's property in Maywood, New Jersey. The Maywood property (and portions of the surrounding area) were remediated by the Department of Energy under the Formerly Utilized Sites Remedial Action Program, a federal program under which the U.S. Government undertook to remediate properties which were used to process radiological material for the U.S. Government. In 1997, responsibility for this clean-up was transferred to the United States Army Corps of Engineers (USACE). On January 29, 1999, the company received a copy of a USACE Report to Congress dated January 1998 in which the USACE expressed their intention to evaluate, with the USEPA, whether the company and/or other parties might be responsible for cost recovery or contribution claims related to the Maywood site. Subsequent to the issuance of that report, the USACE advised the company that it had requested legal advice from the Department of Justice as to the impact of the Cooperative Agreement.

     By letter dated July 28, 2000, the Department of Justice advised the company that the USACE and the USEPA had referred to the Justice Department claims against the company for response costs incurred or to be incurred by the USACE, USEPA and the Department of Energy in connection with the Maywood Site and the Justice Department stated that the United States is entitled to recovery of its response costs from the company under CERCLA. The letter refers to both radiological and non-radiological hazardous waste at the Maywood Site and states that the United States has incurred unreimbursed response costs to date of $138.0 million. In the letter the Justice Department invites the company to discuss settlement of the matter in order to avoid the need for litigation. The company has previously included potential claims for response costs associated with non-radiological waste at the Maywood Site in its estimated range of costs and its establishment of reserves for potential claims at various sites where it is a potentially responsible party under CERCLA and the company believes such estimates and reserves are adequate to include claims associated with non-radiological waste at the Maywood Site. The company has not reflected in such estimates and such reserves any amount for costs associated with radiological waste at the Maywood Site (which represent all but a small portion of the amount referred to in the Justice Department letter and could be expected to aggregate substantially in excess of that amount) because of its belief that its liability, if any, for such costs has been resolved by the aforesaid Cooperative Agreement. The company continues to believe that it has no liability to the United States for such radiological cleanup costs by reason of the aforesaid Cooperative Agreement and the company intends to assert that position vigorously in discussions with the Justice Department and, if necessary, in defense of any litigation asserting such claims.

     Ewan and D'Imperio Site:

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

4.   EARNINGS PER SHARE

     Below is the computation of basic and diluted earnings per share for the three and six months ended June 30, 2000 and 1999.

(In thousands, except per share amounts)              Three Months Ended      Six Months Ended
                                                      ------------------     ------------------
                                                           June 30                June 30
                                                           -------                -------
                                                       2000       1999        2000       1999
                                                       ----       ----        ----       ----
Computation of Basic Earnings per Share
---------------------------------------

Net income                                            $ 6,625    $ 7,956     $10,896    $14,098

Deduct dividends on preferred stock                       205        213         412        437
                                                      -------    -------     -------    -------
Income applicable to common stock                     $ 6,420    $ 7,743     $10,484    $13,661
                                                      =======    =======     =======    =======

Weighted-average number of shares outstanding           9,388      9,616       9,445      9,648

Basic earnings per share                              $  0.68    $  0.81     $  1.11    $  1.42
                                                      =======    =======     =======    =======

Computation of Diluted Earnings per Share
-----------------------------------------

Net Income                                            $ 6,625    $ 7,956     $10,896    $14,098

Weighted-average number of shares outstanding           9,388      9,616       9,445      9,648
Add net shares issuable from assumed exercise of
  options (under treasury stock method)                   210        333         217        334
Add weighted-average shares issuable from assumed
  conversion of convertible preferred stock               681        721         686        732
                                                      -------    -------     -------    -------
Shares applicable to diluted earnings                  10,279     10,670      10,348     10,714
                                                      =======    =======     =======    =======

Diluted earnings per share                            $  0.64    $  0.75     $  1.05    $  1.32
                                                      =======    =======     =======    =======

5.  COMPREHENSIVE INCOME

     Below is the company's comprehensive income for the three and six months ended June 30, 2000 and 1999:

(Dollars in thousands)                        Three Months Ended      Six Months Ended
                                              ------------------     ------------------
                                                   June 30                June 30
                                                   -------                -------
                                               2000       1999        2000       1999
                                               ----       ----        ----       ----
Net income                                    $ 6,625    $ 7,956     $10,896    $14,098
Other comprehensive loss:
  Foreign currency translation adjustments       (824)      (287)     (1,470)    (1,215)
                                              -------    -------     -------    -------
Comprehensive income                          $ 5,801    $ 7,669     $ 9,426    $12,883
                                              =======    =======     =======    =======

6.   SEGMENT REPORTING

     Stepan Company has three reportable segments: surfactants, polymers and specialty products. Financial results of Stepan Company's operating segments for the quarters ended June 30, 2000 and 1999, are summarized below:

(Dollars in thousands)                                              Specialty     Segment
                                       Surfactants     Polymers     Products       Totals
                                       -----------     --------     --------       ------
For the quarter ended June 30, 2000
-----------------------------------
Net sales                                $128,456       $36,343       $5,084      $169,883
Operating income                           12,394         5,863          888        19,145

For the quarter ended June 30, 1999
-----------------------------------
Net sales                                $130,857       $31,619       $4,283      $166,759
Operating income                           14,320         6,546          528        21,394

For six months ended June 30, 2000
----------------------------------
Net sales                                $261,252       $66,726       $9,281      $337,259
Operating income                           24,180        10,278          690        35,148

For six months ended June 30, 1999
----------------------------------
Net sales                                $262,606       $59,381       $8,733      $330,720
Operating income                           27,925        11,402        1,154        40,481

     Below are reconciliations of segment operating income to consolidated income before income taxes:

     (Dollars in thousands)                        Three Months Ended       Six Months Ended
                                                   ------------------     -------------------
                                                        June 30                June 30
                                                        -------                -------
                                                     2000       1999        2000       1999
                                                     ----       ----        ----       ----
     Operating income segment totals               $19,145    $21,394     $ 35,148   $ 40,481
     Unallocated corporate expenses/(a)/            (6,314)    (6,467)     (13,317)   (13,329)
     Interest expense                               (2,186)    (2,158)      (4,237)    (4,268)
     Income from equity in joint ventures              214        194          268        227
                                                   -------    -------     --------   --------
        Consolidated income before income taxes    $10,859    $12,963     $ 17,862   $ 23,111
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

7.   NEW ACCOUNTING STANDARDS

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

     In July 2000, the Emerging Issues Task Force reached a final consensus on the classification of shipping and handling fees (Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs). This consensus states that all amounts billed to a customer in a sale transaction related to shipping and handling, if any, represent revenue to the vendor and should be classified as revenue. The implementation date of this standard is fourth quarter 2000. The company does not believe this consensus will have any impact on financial position or net income. The company has yet to assess the impact of this consensus, if any, on the presentation of results of operations.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

For the six months ended June 30, 2000, net cash from operations totaled $14.7 million compared to $22.7 million for the same period in 1999. Working capital totaled to a net use of $15.2 million. Accounts receivables were up by $7.1 million, inventories increased by $3.6 million and accounts payable and accrued liabilities decreased by $4.2 million.

Capital expenditures have totaled $12.0 million for the first half of 2000 compared to $17.1 million for the same period in 1999. Second-half expenditures are projected to exceed first-half expenditures. However, total 2000 capital spending should fall below the $32.7 million expended in 1999.

Since December 31, 1999, total company debt has increased by $4.2 million, to $119.3 million. As of June 30, 2000, the ratio of long-term debt to long-term debt plus shareholders' equity was 41.5 percent compared to 40.9 percent last year-end.

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

RESULTS OF OPERATIONS
---------------------

Three Months Ended June 30, 2000 and 1999
-----------------------------------------

Net income for the second quarter ended June 30, 2000, decreased 17 percent from $8.0 million in 1999, or $0.75 per share diluted, to $6.6 million, or $0.64 per share diluted, in 2000. Net sales rose two percent to $169.9 million from $166.8 million a year ago. Net sales by segment were:

(Dollars in thousands)                                      Three Months
                                                            Ended June 30
                                                  -----------------------------------
                                                    2000          1999       % Change
                                                  --------      --------     --------
Net Sales:
    Surfactants                                   $128,456      $130,857        -2%
    Polymers                                        36,343        31,619       +15%
    Specialty Products                               5,084         4,283       +19%
                                                  --------      --------
         Total                                    $169,883      $166,759        +2%
                                                  ========      ========

Surfactants net sales decreased two percent from $130.9 million in the second quarter of 1999 to $128.5 million in the second quarter of 2000. The decline was mainly due to lower results from foreign operations. Foreign operations' net sales decreased $2.5 million, or eight percent, between quarters. A 12 percent drop in sales volume accounted for the decline. Mexican operations reported a 49 percent decrease in sales volume, which constituted more than 89 percent of the overall foreign decline. Lower exchange rates in Europe contributed to the foreign decrease in net sales. Domestic operations, which accounted for 79 percent of total surfactant revenues, reported almost unchanged net sales between years. The second quarter 1999 cancellation of a supply contract and a decline in average selling prices more than offset a six percent gain in sales volume. Sales volume increased due to improvement in the company's laundry and cleaning business partially offset by lower sales volume of personal care products. Strong export sales to Asia favorably affected net sales results. Average selling prices fell due to sales mix and higher freight costs.

Surfactants gross profit decreased six percent to $21.9 million in 2000 from $23.2 million in 1999. Domestic operations reported a $1.1 million, or six percent, decline. The previously noted 1999 supply contract cancellation accounted for $2.5 million in decreased earnings. The rise in sales volume partially offset the decline. Gross profit for foreign operations decreased $0.3 million, or six percent. Lower sales volume, primarily for the Mexican operation, led to the decline.

Polymers net sales increased $4.7 million, or 15 percent, to $36.3 million in the second quarter of 2000 from $31.6 million in the second quarter of 1999. The improvement was due to an eight percent increase in sales volume and a six percent rise in average selling prices. Phthalic anhydride (PA) net sales increased 31 percent from $8.7 million in 1999 to $11.4 million in 2000 and accounted for more than half of the increase. The improvement was mainly due to a 24 percent rise in average selling prices coupled with a six percent gain in sales volume. The higher prices were due to increased raw material costs, which were passed on to customers. Net sales for global polyurethane polyols increased $1.1 million, or seven percent, due to an eight percent rise in sales volume. Polyurethane systems reported a $0.9 million, or 16 percent, rise in net sales between quarters. A 19 percent increase in sales volume more than offset a three percent decline in average selling prices.

Polymers gross profit declined $0.7 million, or nine percent, from $8.3 million in 1999 to $7.6 million in 2000. Global polyurethane polyols' gross profit decreased $1.8 million, or 29 percent, between quarters. Lower domestic and foreign operations average margins caused the decline. Average margins declined mainly due to higher raw material costs. Gross profit for PA increased 58 percent to $2.5 million in the second quarter of 2000 from $1.6 million in the second quarter of 1999. The rise was due to higher sales volume and improved average margins. Polyurethane systems gross profit improved to $1.4 million in the second quarter of 2000 from $1.2 million in the second quarter of 1999. Increased sales volume accounted for the improvement.

Specialty products reported $5.1 million in net sales in the second quarter of 2000, compared to $4.3 million reported a year ago. The improvement was due to increased sales volume and higher average selling prices. Gross profit increased $0.4 million, or 45 percent, between quarters. The improvement was mainly due to the rise in volume, which included a more profitable mix of food ingredient products.

Operating expenses for the second quarter 2000 increased two percent, from $17.5 million in 1999 to $17.8 million in 2000. Research and development expenses rose $0.4 million, or eight percent, between quarters. Higher outside technical service and patent fees led to the increase.

Six Months Ended June 30, 2000 and 1999
---------------------------------------

Net income for the first six months ended June 30, 2000, was $10.9 million, or $1.05 per share diluted, down $3.2 million from $14.1 million, or $1.32 per share diluted, for the same period in 1999. Net sales increased two percent to $337.3 million from $330.7 million reported last year. Net sales by segment were:


(Dollars in thousands)                                             Six Months
                                                                 Ended June 30
                                                     ---------------------------------------
                                                         2000           1999        % Change
                                                       --------       --------      --------
Net Sales:
    Surfactants                                        $261,252       $262,606         -1%
    Polymers                                             66,726         59,381        +12%
    Specialty Products                                    9,281          8,733         +6%
                                                       --------       --------
         Total                                         $337,259       $330,720         +2%
                                                       ========       ========

Surfactants net sales decreased one percent from $262.6 million in 1999 to $261.3 million in 2000. Domestic operations, which accounted for 78 percent of total surfactant revenues, reported a $0.9 million decrease in net sales between years. The second quarter 1999 cancellation of a supply contract and a decline in average selling prices offset a three percent growth in sales volume and led to the decrease. The increase in sales volume was due to improved sales of the company's laundry and cleaning business. Increased sales volume to distributors and higher export sales volume to Asia also contributed. Lower sales of personal care products partially offset the volume increase. Average selling prices decreased due largely to sales mix and higher freight costs. Foreign operations reported a $0.5 million, or one percent, decrease in net sales. A one percent decline in average selling prices more than offset a one percent gain in sales volume. Sales volumes for Europe and South America improved between years, but the increase was largely offset by decreased sales volume for the company's Mexican operation. In addition, lower exchange rates tempered the revenue from European operations.

Surfactants gross profit decreased four percent between years from $45.0 million in 1999 to $43.0 million in 2000. Domestic operations reported a $2.8 million, or eight percent, drop despite a three percent gain in sales volume. The previously noted supply contract cancellation contributed $3.6 million to the decline. Gross profit for foreign operations improved $0.9 million, or 11 percent, between years. The company's Canadian operations contributed most of the increase due to improved average margins. Despite strong sales volume, European operations' gross profit declined, primarily due to lower margins resulting from strong competition, product mix and lower exchange rates.

Polymers net sales increased $7.3 million, or 12 percent, to $66.7 million in 2000 from $59.4 million a year ago. Both sales volume and average selling prices rose six percent between years. PA's net sales increased 29 percent from $16.9 million in 1999 to $21.7 million in 2000 and accounted for most of the increase. The improvement was mostly due to a 24 percent rise in average selling prices which was attributable to the increased raw material costs passed on to customers. PA sales volume increased four percent between years. Global polyurethane polyols gained $2.2 million in net sales, or six percent, between years. An eight percent rise in sales volume led to the increase. Net sales for polyurethane systems increased $0.3 million, or two percent, on a four percent rise in sales volume.

Polymers gross profit decreased eight percent from $14.7 million in 1999 to $13.5 million in 2000. Gross profit for global polyurethane polyols dropped $2.6 million, or 23 percent, between years. A decline in margins more than offset the rise in sales volume. Higher raw material costs accounted for the margin decline. Gross profit for PA rose $1.2 million, or 43 percent, due to improved average margins and higher sales volume. Improved margins and volumes also led to a $0.3 million, or 16 percent, increase in polyurethane systems gross profit.

Specialty products recorded a six percent increase in net sales from $8.7 million in 1999 to $9.3 million in 2000. Gross profit declined 23 percent from $1.7 million in 1999 to $1.3 million in 2000. Sales of higher margin products were weak during the first quarter of 2000.

Operating expenses rose five percent from $34.2 million in 1999 to $35.9 million in 2000. Administrative and marketing expenses increased five percent between years. Research and development expenses went up six percent.

ENVIRONMENTAL AND LEGAL MATTERS
-------------------------------

The company is subject to extensive federal, state and local environmental laws and regulations. Although the company's environmental policies and practices are designed to ensure compliance with these laws and regulations, future developments and increasingly stringent environmental regulation could require the company to make additional unforeseen environmental expenditures. The company will continue to invest in the equipment and facilities necessary to comply with existing and future regulations. During the first six months of 2000, company expenditures for capital projects related to the environment were $0.5 million and should approximate $1.0 million to $1.4 million for the full year 2000. These projects are capitalized and typically depreciated over 10 years. Recurring costs associated with the operation and maintenance of facilities for waste treatment and disposal and managing environmental compliance in ongoing operations at our manufacturing locations were $3.3 million for the first six months of 2000.

The company has been named by the government as a potentially responsible party at 17 waste disposal sites where cleanup costs have been or may be incurred under the federal Comprehensive Environmental Response, Compensation and Liability Act and similar state statutes. In addition, damages are being claimed against the company in general liability actions for alleged personal injury or property damage in the case of some disposal and plant sites. The company believes that it has made adequate provisions for the costs it may incur with respect to these sites. The company has estimated a range of possible environmental and legal losses from $4.0 million to $24.5 million at June 30, 2000. At June 30, 2000, the company's reserve was $11.1 million for legal and environmental matters compared to $11.6 million at December 31, 1999. During the first six months of 2000, expenditures related to legal and environmental matters approximated $1.2 million. For certain sites, estimates cannot be made of the total costs of compliance or the company's share of such costs; accordingly, the company is unable to predict the effect thereof on future results of operations. In the event of one or more adverse determinations in any annual or interim period, the impact on results of operations for those periods could be material. However, based upon the company's present belief as to its relative involvement at these sites, other viable entities' responsibilities for cleanup and the extended period over which any costs would be incurred, the company believes that these matters will not have a material effect on the company's financial position. Certain of these matters are discussed in Item 3, Legal Proceedings, in the 1999 Form 10-K Annual Report and in other filings of the company with the Securities and Exchange Commission, which are available upon request from the company. See Footnote 3, Contingencies, in Notes to Condensed Consolidated Financial Statements, and Item 1, Legal Proceedings, in this Form 10-Q for a summary of the environmental proceedings related to the company's Maywood, New Jersey, and Ewan and D'Imperio environmental sites.

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

In July 2000, the Emerging Issues Task Force reached a final consensus on the classification of shipping and handling fees (Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs). This consensus states that all amounts billed to a customer in a sale transaction related to shipping and handling, if any, represent revenue to the vendor and should be classified as revenue. The implementation date of this standard is fourth quarter 2000. The company does not believe this consensus will have any impact on financial position or net income. The company has yet to assess the impact of this consensus, if any, on the presentation of results of operations.

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

In 1985, the company entered into a Cooperative Agreement with the United States of America represented by the Department of Energy (Agreement). Pursuant to this Agreement, the Department of Energy took title to radiological contaminated materials and was to remediate, at its expense, all radiological (byproduct material and source material) waste on the company's property in Maywood, New Jersey. The Maywood property (and portions of the surrounding area) were remediated by the Department of Energy under the Formerly Utilized Sites Remedial Action Program, a federal program under which the U.S. Government undertook to remediate properties which were used to process radiological material for the U.S. Government. In 1997, responsibility for this clean-up was transferred to the United States Army Corps of Engineers (USACE). On January 29, 1999, the company received a copy of a USACE Report to Congress dated January 1998 in which the USACE expressed their intention to evaluate, with the USEPA, whether the company and/or other parties might be responsible for cost recovery or contribution claims related to the Maywood site. Subsequent to the issuance of that report, the USACE advised the company that it had requested legal advice from the Department of Justice as to the impact of the Cooperative Agreement.

By letter dated July 28, 2000, the Department of Justice advised the company that the USACE and the USEPA had referred to the Justice Department claims against the company for response costs incurred or to be incurred by the USACE, USEPA and the Department of Energy in connection with the Maywood Site and the Justice Department stated that the United States is entitled to recovery of its response costs from the company under CERCLA. The letter refers to both radiological and non-radiological hazardous waste at the Maywood Site and states that the United States has incurred unreimbursed response costs to date of $138.0 million. In the letter the Justice Department invites the company to discuss settlement of the matter in order to avoid the need for litigation. The company has previously included potential claims for response costs associated with non-radiological waste at the Maywood Site in its estimated range of costs and its establishment of reserves for potential claims at various sites where it is a potentially responsible party under CERCLA and the company believes such estimates and reserves are adequate to include claims associated with non-radiological waste at the Maywood Site. The company has not reflected in such estimates and such reserves any amount for costs associated with radiological waste at the Maywood Site (which represent all but a small portion of the amount referred to in the Justice Department letter and could be expected to aggregate substantially in excess of that amount) because of its belief that its liability, if any, for such costs has been resolved by the aforesaid Cooperative Agreement. The company continues to believe that it has no liability to the United States for such radiological cleanup costs by reason of the aforesaid Cooperative Agreement and the company intends to assert that position vigorously in discussions with the Justice Department and, if necessary, in defense of any litigation asserting such claims.

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

The company received a Section 104(e) Request for Information from the USEPA dated March 21, 2000, regarding the Lightman Drum Site located in Winslow Township, New Jersey. The company responded to this request on May 18, 2000.
In addition, the company received a Notice of Potential Liability and Request to Perform RI/FS dated June 30, 2000, from USEPA. The company is currently investigating this matter and therefore, cannot predict what its liability, if any, will be for this site.

Reference is made to the action entitled Pennsauken Solid Waste Management Authority v. State of New Jersey, et al. It is anticipated that the company will be dismissed from this action. Therefore, this matter should have no material impact on the financial condition of the company.

Reference is made to the Administrative Complaint filed by Region 5 of the USEPA (FIFRA-5-2000-011) alleging violations of the Federal Insecticide, Fungicide and Rodenticide Act. The company has settled this matter with USEPA with no material impact on the financial condition of the company.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      STEPAN COMPANY



                                      /s/ Walter J. Klein
                                      Walter J. Klein
                                      Vice President - Finance
                                      Principal Financial and Accounting Officer
Date:  August 14, 2000