Form 10-Q
period 2000-09-30
STEPAN CO
filed 2000-11-13
CIK 94049

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                            -----------------------

                                   FORM 10-Q
(MARK ONE)
(X)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

( )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       FOR THE TRANSITION PERIOD FROM ______________ TO __________

                                    1-4462
                        ------------------------------
                            Commission File Number

                                STEPAN COMPANY
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


             Edens and Winnetka Road,  Northfield, Illinois 60093
-------------------------------------------------------------------------------
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
                                                          Yes  X        No
                                                             -----        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                          Outstanding at October 31, 2000
--------------------------------------         -------------------------------
      Common Stock, $1 par value                       9,259,027 Shares

Part I                             FINANCIAL INFORMATION
--------------------------------------------------------------------------------
Item 1 - Financial Statements

                                STEPAN COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   September 30, 2000 and December 31, 1999
                                   Unaudited

(Dollars in thousands)                                       9/30/00   12/31/99
                                                             -------   --------
ASSETS
-------

CURRENT ASSETS:
   Cash and cash equivalents                                 $  2,394  $  3,969
   Receivables, net                                           101,942    97,089
   Inventories (Note 2)                                        57,824    51,849
   Deferred income taxes                                        9,361     9,361
   Other current assets                                         4,819     4,392
                                                             --------  --------
           Total current assets                               176,340   166,660
                                                             --------  --------

PROPERTY, PLANT AND EQUIPMENT:
   Cost                                                       610,932   596,904
   Less: Accumulated depreciation                             412,417   387,423
                                                             --------  --------
           Property, plant and equipment, net                 198,515   209,481
                                                             --------  --------

OTHER ASSETS                                                   37,835    38,435
                                                             --------  --------
           Total assets                                      $412,690  $414,576
                                                             ========  ========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
   Current maturities of long-term debt                      $  9,042  $  7,663
   Accounts payable                                            49,159    48,676
   Accrued liabilities                                         37,497    41,706
                                                             --------  --------
           Total current liabilities                           95,698    98,045
                                                             --------  --------

DEFERRED INCOME TAXES                                          41,782    41,975
                                                             --------  --------

LONG-TERM DEBT, less current maturities                       104,233   107,420
                                                             --------  --------

OTHER NON-CURRENT LIABILITIES                                  12,906    12,072
                                                             --------  --------

STOCKHOLDERS' EQUITY:
   5-1/2% convertible preferred stock, cumulative,
     voting without par value; authorized 2,000,000
     shares; issued 772,704 shares in 2000 and 783,003
     shares in 1999                                            19,318    19,575
   Common stock, $1 par value; authorized 30,000,000
     shares; issued 9,789,357 shares in 2000 and 9,684,600
     shares in 1999                                             9,789     9,685
   Additional paid-in capital                                  12,848    11,909
   Accumulated other comprehensive loss                       (13,034)  (10,631)
   Retained earnings (approximately $51,665 unrestricted
     in 2000 and $48,329 in 1999)                             146,165   134,224
                                                             --------   --------
                                                              175,086   164,762
   Less: Treasury stock, at cost                               17,015     9,698
                                                             --------   --------
         Stockholders' equity                                 158,071   155,064
                                                             --------   --------

         Total liabilities and stockholders' equity          $412,690  $414,576
                                                             ========   ========

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated balance sheets.

                                STEPAN COMPANY
                       CONSOLIDATED STATEMENTS OF INCOME
        For the Three and Nine Months Ended September 30, 2000 and 1999
                                   Unaudited

                                                              Three Months Ended                   Nine Months Ended
(In thousands, except per share amounts)                         September 30                         September 30
                                                           -------------------------            ------------------------
                                                             2000             1999                2000            1999
                                                           --------         --------            --------        --------
NET SALES                                                  $168,742         $166,932            $506,001        $497,652
Cost of Sales                                               139,717          138,683             419,213         408,093
                                                           --------         --------            --------        --------
Gross Profit                                                 29,025           28,249              86,788          89,559
                                                           --------         --------            --------        --------

Operating Expenses:
   Marketing                                                  5,968            5,810              18,364          17,636
   Administrative                                             5,933           15,187              18,011          26,732
   Research, Development and Technical Services               5,238            5,624              16,696          16,411
                                                           --------         --------            --------        --------
                                                             17,139           26,621              53,071          60,779
                                                           --------         --------            --------        --------

Operating Income                                             11,886            1,628              33,717          28,780

Other Income (Expense):
   Interest, Net                                             (2,099)          (2,052)             (6,336)         (6,320)
   Income from Equity Joint Ventures                            202              447                 470             674
                                                           --------         --------            --------        --------
                                                             (1,897)          (1,605)             (5,866)         (5,646)
                                                           --------         --------            --------        --------

Income Before Income Taxes                                    9,989               23              27,851          23,134
Provision for Income Taxes                                    3,756                9              10,722           9,022
                                                           --------         --------            --------        --------
NET INCOME                                                 $  6,233         $     14            $ 17,129        $ 14,112
                                                           ========         ========            ========        ========


Net Income Per Common Share (Note 4):
      Basic                                                $   0.65         $  (0.02)           $   1.76        $   1.40
                                                           ========         ========            ========        ========
      Diluted                                              $   0.61         $  (0.02)           $   1.67        $   1.32
                                                           ========         ========            ========        ========

Shares used to compute Net Income Per
Common Share (Note 4):
           Basic                                              9,282            9,560               9,390           9,619
                                                           ========         ========            ========        ========
           Diluted                                           10,152            9,881              10,282          10,671
                                                           ========         ========            ========        ========


Dividends per Common Share                                 $ 0.1625         $ 0.1500            $ 0.4875        $ 0.4500
                                                           ========         ========            ========        ========

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                                STEPAN COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Nine Months Ended September 30, 2000 and 1999
                                   Unaudited

(Dollars in thousands)                                                9/30/00         9/30/99
                                                                     --------        --------
NET CASH FLOW FROM OPERATING ACTIVITI
    Net income                                                       $ 17,129        $ 14,112
    Depreciation and amortization                                      30,782          30,142
    Deferred revenue recognition                                       (1,635)         (4,411)
    Deferred income taxes                                                (230)         (1,005
    Environmental and legal liabilities                                   (47)         (1,488)
    Other non-cash items                                               (1,085)            288
    Changes in Working Capital:
      Receivables, net                                                 (4,853)        (22,429)
      Inventories                                                      (5,975)          1,818
      Accounts payable and accrued liabilities                         (1,209)         18,843
      Other                                                              (427)           (233)
                                                                     --------        --------
        Net Cash Provided by Operating Activities                      32,450          35,637
                                                                     --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES
    Expenditures for property, plant and equipment                    (19,213)        (24,877)
    Other non-current assets                                             (222)           (631)
                                                                     --------        --------
        Net Cash Used for Investing Activities                        (19,435)        (25,508)
                                                                     --------        --------

CASH FLOWS FROM FINANCING AND OTHER RELATED ACTIVITIES
    Revolving debt and notes payable to banks, ne t                     6,200          15,400
    Other debt repayments                                              (8,008)        (10,643)
    Purchase of treasury stock, net                                    (7,317)         (7,060)
    Dividends paid                                                     (5,188)         (4,972)
    Stock option exercises                                              1,041           1,008
    Other non-cash items                                               (1,318)           (210)
                                                                     --------        --------
        Net Cash Used for Financing and Other Related Activities      (14,590)         (6,477)
                                                                     --------        --------

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                   (1,575)          3,652
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                          3,969             983
                                                                     --------        --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $  2,394        $  4,635
                                                                     ========        ========

CASH PAID DURING THE PERIOD FOR:
    Interest                                                         $  5,390        $  5,300
    Income taxes                                                     $  9,956        $ 10,249

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                                STEPAN COMPANY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   September 30, 2000 and December 31, 1999
                                   Unaudited

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     -------------------------------------------

     The condensed consolidated financial statements included herein have been prepared by the company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (although the balance sheet at 12/31/99 is condensed from the audited balance sheet at that date). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate and make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the company's latest Annual Report to Stockholders and the Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1999. In the opinion of management all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of Stepan Company as of September 30, 2000, and the consolidated results of operations for the three and nine months then ended and cash flows for the nine months then ended, have been included.

2.   INVENTORIES
     -----------

     Inventories include the following amounts:

(Dollars in thousands)                                9/30/00         12/31/99
                                                      -------         --------
Inventories valued primarily on LIFO basis -
   Finished products                                  $36,586          $32,729
   Raw materials                                       21,238           19,120
                                                      -------          -------
Total inventories                                     $57,824          $51,849
                                                      =======          =======

     If the first-in, first-out (FIFO) inventory valuation method had been used for all inventories, inventory balances would have been approximately $9,037,000 and $10,600,000 higher than reported at September 30, 2000, and December 31, 1999, respectively.

3.   CONTINGENCIES
     -------------

     There are a variety of legal proceedings pending against the company. Some of these proceedings may result in fines, penalties, judgments or costs being assessed against the company at some future time. The company's operations are subject to extensive local, state and federal regulations, including the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("Superfund") and the Superfund amendments of 1986. The company, and others, has been named as potentially responsible parties at affected geographic sites. As discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in this filing, the company believes that it has made adequate provisions for the costs it may incur with respect to these sites. The company has estimated a range of possible environmental and legal losses from $4.0 million to $24.3 million at September 30, 2000. At September 30, 2000, the company's reserve was $11.5 million for legal and environmental matters compared to $11.6 million at December 31, 1999.

     For certain sites, estimates of the total costs of compliance, or the company's share of such costs are subject to significant change due to inherited uncertainties of these estimates; accordingly, the company is unable to predict the effect thereof on future results of operations. In the event of one or more adverse determinations in any annual or interim period, the impact on results of operations for those periods could be material. However, based upon the company's present belief as to its relative involvement at these sites, other viable entities' responsibilities for cleanup and the extended period over which any costs would be incurred, the company believes that these matters will not have a material effect on the company's financial position. Certain of these matters are discussed in Item 3, Legal Proceedings, in the 1999 Form 10-K Annual Report, Item 1, Legal Proceedings, in this Form 10-Q, and in other filings of the company with the Securities and Exchange Commission, which are available upon request from the company.

     Following are summaries of the environmental proceedings related to the company's Maywood, New Jersey, and Ewan and D'Imperio environmental sites:

     Maywood, New Jersey, Site:
     --------------------------

     As reported previously, the company's site in Maywood, New Jersey and property formerly owned by the company adjacent to its current site, were listed on the National Priorities List in September 1993 pursuant to the provisions of the Comprehensive Environmental Response Compensation and Liabilities Act because of certain alleged chemical contamination. Pursuant to an Administrative Order on Consent entered into between the United States Environmental Protection Agency (USEPA) and the company for property formerly owned by the company, and the issuance of an order by the USEPA to the company for property currently owned by the company, the company has completed a Remedial Investigation Feasibility Study (RI/FS) in 1994. The company has been awaiting the issuance of a Record of Decision (ROD) from the USEPA which would relate to both the currently owned and formerly owned company property and would recommend the type of remediation required on each property. The company's understanding is that USEPA anticipates that it will issue a remedial action plan (the proposed ROD) in the fourth quarter of 2000 or the first quarter of 2001 with a public comment period to follow. The final ROD will be issued sometime after the public comment period.

     In 1985, the company entered into a Cooperative Agreement with the United States of America represented by the Department of Energy (DOE) (Agreement). Pursuant to this Agreement, the DOE took title to radiological contaminated materials and was to remediate, at its expense, all radiological (byproduct material and source material) waste on the company's property in Maywood, New Jersey. The Maywood property (and portions of the surrounding area) were remediated by the DOE under the Formerly Utilized Sites Remedial Action Program, a federal program under which the U.S. Government undertook to remediate properties which were used to process radiological material for the U.S. Government. In 1997, responsibility for this clean-up was transferred to the United States Army Corps of Engineers (USACE). On January 29, 1999, the company received a copy of a USACE Report to Congress dated January 1998 in which the USACE expressed their intention to evaluate, with the USEPA, whether the company and/or other parties might be responsible for cost recovery or contribution claims related to the Maywood site. Subsequent to the issuance of that report, the USACE advised the company that it had requested legal advice from the Department of Justice as to the impact of the Cooperative Agreement.

     By letter dated July 28, 2000, the Department of Justice advised the company that the USACE and the USEPA had referred to the Justice Department claims against the company for response costs incurred or to be incurred by the USACE, USEPA and the DOE in connection with the Maywood Site and the Justice Department stated that the United States is entitled to recovery of its response costs from the company under CERCLA. The letter refers to both radiological and non-radiological hazardous waste at the Maywood site and states that the United States has incurred unreimbursed response costs to date of $138.0 million. In the letter, the Justice Department invites the company to discuss settlement of the matter in order to avoid the need for litigation. Discussion with the Justice Department is currently ongoing to attempt to resolve this matter. The company has previously included potential claims for response costs associated with non-radiological waste at the Maywood Site in its estimated range of costs and its establishment of reserves for potential claims at various sites where it is a potentially responsible party (PRP) under CERCLA and the company believes such estimates and reserves are adequate to include claims associated with non-radiological waste at the Maywood Site. The company has not reflected in such estimates and such reserves any amount for costs associated with radiological waste at the Maywood Site (which the company believes represent all but a small portion of the amount referred to in the Justice Department letter and could be expected to aggregate substantially in excess of that amount) because of its belief that its liability, if any, for such costs has been resolved by the aforesaid Cooperative Agreement. The company continues to believe that it has no liability to the United States for such radiological cleanup costs by reason of the aforesaid Cooperative Agreement and the company intends to assert that position vigorously in discussions with the Justice Department and, if necessary, in defense of any litigation asserting such claims.

     Ewan and D'Imperio  Site:
     -------------------------

     As reported previously, the company has been named as a PRP in the case USEPA v. Jerome Lightman (92 CV 4710) (JBS) which involves the Ewan and D'Imperio Superfund Sites located in New Jersey. Trial on the issue of the company's liability at these sites was completed in March 2000. The company is awaiting a decision from the court. If the company is found liable at either site, a second trial as to the company's allocated share of clean-up costs at these sites will likely be held in calendar year 2001. The company believes it has adequate defenses to the issue of liability. In the event of an unfavorable outcome related to the issue of liability, the company believes it has adequate reserves. On a related matter, the company has filed an appeal to the United States Third Circuit Court of Appeals objecting to the lodging of a partial consent decree in favor of the United States Government in this action. Under the partial consent decree, the government recovered past costs at the site from all PRPs including the company. The company paid its assessed share but by objecting to the partial consent decree, the company is seeking to recover back the sums it paid.

4.   EARNINGS PER SHARE
     ------------------

     Below is the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2000 and 1999.

(In thousands, except per share amounts)                          Three Months Ended                Nine Months Ended
                                                                     September 30                     September 30
                                                                 ---------------------            ----------------------
                                                                  2000           1999              2000           1999
                                                                 -------        ------            -------        -------
Computation of Basic Earnings per Share
---------------------------------------

Net income                                                       $ 6,233        $   14            $17,129        $14,112
Deduct dividends on preferred stock                                  203           211                614            648
                                                                 -------        ------            -------        -------
Income/(Loss) applicable to common stock                         $ 6,030        $ (197)           $16,515        $13,464
                                                                 =======        ======            =======        =======

Weighted-average number of shares outstanding                      9,282         9,560              9,390          9,619

Basic earnings per share                                         $  0.65        $(0.02)           $  1.76        $  1.40
                                                                 =======        ======            =======        =======

Computation of Diluted Earnings per Share
-----------------------------------------

Net Income                                                       $ 6,233        $   14            $17,129        $14,112
Deduct dividends on preferred stock /(a)/                              0           211                  0              0
                                                                 -------        ------            -------        -------
Income/(Loss) applicable to common stock                         $ 6,233        $ (197)           $17,129        $14,112
                                                                 =======        ======            =======        =======

Weighted-average number of shares outstanding                      9,282         9,560              9,390          9,619
Add net shares issuable from assumed exercise of
 options (under treasury stock method) /(a)/                         197             0                210            330
Add weighted-average shares issuable from assumed
 conversion of convertible preferred stock /(a)/                     673             0                682            722
                                                                 -------        ------            -------        -------
Shares applicable to diluted earnings                             10,152         9,560             10,282         10,671
                                                                 =======        ======            =======        =======

Diluted earnings per share                                       $  0.61        $(0.02)           $  1.67        $  1.32
                                                                 =======        ======            =======        =======

(a) The assumed conversion of convertible preferred stock and the assumed exercise of options are antidilutive for the three months ended September 30, 1999, and, accordingly, are excluded from the diluted earnings per share calculation for that period.

5.   COMPREHENSIVE INCOME
     --------------------

     Below is the company's comprehensive income for the three and nine months ended September 30, 2000 and 1999:

(Dollars in thousands)                                        Three Months Ended               Nine Months Ended
                                                                  September 30                   September 30
                                                             --------------------           ----------------------
                                                              2000           1999             2000           1999
                                                             ------          ----           -------        -------
Net income                                                   $6,233          $ 14           $17,129        $14,112
Other comprehensive income:
      Foreign currency translation adjustments                 (933)          177            (2,403)        (1,038)
                                                             ------          ----           -------        -------
Comprehensive income                                         $5,300          $191           $14,726        $13,074
                                                             ======          ====           =======        =======

6.   SEGMENT REPORTING
     -----------------

     Stepan Company has three reportable segments: surfactants, polymers and specialty products. Financial results of Stepan Company's operating segments for the quarters and nine months ended September 30, 2000 and 1999 are summarized below:

(Dollars in thousands)                                                                Specialty       Segment
                                                       Surfactants      Polymers       Products        Totals
                                                       -----------      --------      ---------       -------
For the quarter ended September 30, 2000
----------------------------------------
Net sales                                                $125,442       $ 36,887        $ 6,413       $168,742
Operating income                                           10,906          5,313          2,045         18,264

For the quarter ended September 30, 1999
-----------------------------------------
Net sales                                                $130,399       $ 31,599        $ 4,934       $166,932
Operating income                                           10,569          6,182            615         17,366

For nine months ended September 30, 2000
-----------------------------------------
Net sales                                                $386,694       $103,613        $15,694       $506,001
Operating income                                           35,086         15,591          2,735         53,412

For nine months ended September 30, 1999
-----------------------------------------
Net sales                                                $393,005       $ 90,980        $13,667       $497,652
Operating income                                           38,494         17,584          1,769         57,847

     Below are reconciliations of segment operating income to consolidated income before income taxes:

(Dollars in thousands)                                      Three Months Ended            Nine Months Ended
                                                                September 30                September 30
                                                           ----------------------      ------------------------
                                                            2000           1999          2000            1999
                                                           -------       --------      --------        --------
Operating income segment totals                            $18,264       $ 17,366      $ 53,412        $ 57,847
Unallocated corporate expenses /(a)/                        (6,378)       (15,738)      (19,695)        (29,067)
Interest expense                                            (2,099)        (2,052)       (6,336)         (6,320)
Income from equity in joint ventures                           202            447           470             674
                                                           -------       --------      --------        --------
      Consolidated income before income taxes              $ 9,989       $     23      $ 27,851        $ 23,134
                                                           =======       ========      ========        ========

     (a) Includes corporate administrative and corporate manufacturing expenses which are not included in segment operating income and not used to evaluate segment performance. 1999 administrative expenses included $10.3 million for a legal settlement.

     There have been no changes in the basis of segmentation or the measurement of segment profit or loss and no material change in segment assets from those disclosed in the annual report for the year ended December 31, 1999.

7.   NEW ACCOUNTING STANDARDS
     ------------------------

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", effective for fiscal years beginning after June 15, 1999. The standard establishes accounting and reporting requirements for derivative instruments. In June 1999, the FASB issued SFAS No. 137, which deferred the effective date to fiscal years beginning after June 15, 2000. The company continues to analyze the effects of SFAS No. 133 and currently believes that the adoption of SFAS No. 133 in 2001 will not have a material effect on its consolidated results of operations or financial position.

     In September 2000, the Emerging Issues Task Force (EITF) reached a final consensus on the classification of shipping and handling fees (Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs"). This consensus states that all amounts billed to a customer in a sale transaction related to shipping and handling, if any, represent revenue to the vendor and should be classified as revenue and all costs incurred by the seller for shipping and handling should be classified as cost of sales. Fourth quarter 2000 implementation of this consensus is required. Currently, the company nets the costs associated with shipping and handling products to customers and revenues derived from sale transactions in net sales. Accordingly, the company has determined that compliance with EITF Issue 00-10 will require reclassification of shipping and handling costs between net sales and cost of sales. Adoption of EITF Issue 00-10 will have no impact on the company's financial position or net income.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

For the nine months ended September 30, 2000, net cash from operations totaled $32.5 million compared to $35.6 million for the same period in 1999. Working capital totaled to a net use of $12.5 million. Inventories were up by $6.0 million, accounts receivables increased by $4.9 million, and accounts payable and accrued liabilities decreased by $1.2 million.

Capital spending totaled $19.2 million for the first nine months of 2000 compared to $24.9 million for the same period in 1999. The pace of expenditures is expected to increase during the fourth quarter of 2000. However, total year capital spending for 2000 is projected to be lower than the $32.7 million recorded in 1999.

Since December 31, 1999, consolidated debt has decreased by $1.8 million, to $113.3 million. As of September 30, 2000, the ratio of long-term debt to long-term debt plus shareholders' equity was 39.7 percent compared to 40.9 percent last year-end.

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

RESULTS OF OPERATIONS
---------------------

Three Months Ended September 30, 2000 and 1999
----------------------------------------------

Net income for the third quarter increased to $6.2 million, or $0.61 per share diluted, from $14.0 thousand, or a $0.02 loss per share diluted, for the same period in 1999. The results of the third quarter 1999 included an after-tax legal settlement charge of $6.3 million. Net sales rose one percent from $166.9 million in the third quarter of 1999 to $168.7 million in 2000. Net sales by segment were:

(Dollars in thousands)                                    Three Months
                                                       Ended September 30
                                                ----------------------------------
                                                  2000          1999      % Change
                                                --------      --------    --------
Net Sales:
    Surfactants                                 $125,442      $130,399        -4%
    Polymers                                      36,887        31,599       +17%
    Specialty Products                             6,413         4,934       +30%
                                                --------      --------
         Total                                  $168,742      $166,932        +1%
                                                ========      ========

Surfactants net sales decreased four percent from $130.4 million in the third quarter of 1999 to $125.4 million in the third quarter of 2000. Foreign operations net sales decreased by $5.0 million, or 15 percent, from $32.5 million in 1999 to $27.5 million in the current quarter. A 17 percent drop in sales volume accounted for the decline. A majority of the shortfall was attributable to significantly lower volumes in Mexico. European operations also reported lower sales on weaker volumes. Lower exchange rates contributed to the drop in European reported sales. Domestic operations, which constitute 78 percent of total surfactant net sales, reported net sales of $97.9 million, which was unchanged between years. A 10 percent decline in average selling prices more than offset a 12 percent increase in sales volume. Average selling prices fell due to sales mix, favorable impact in 1999 of a settlement of a contract cancellation and increased market competition. The improvement in sales volume was primarily due to higher demand for laundry and cleaning products.

Surfactants gross profit of $19.7 million remained unchanged between quarters. Domestic operations gross profit increased $0.6 million, or four percent, from $16.1 million in 1999 to $16.7 million in 2000. The increase was due to a 12 percent rise in sales volume, partially offset by a decline in average margins. The decline in average margins was caused by nonrecurring revenues in the prior year quarter stemming from a settlement on a contract cancellation. Gross profit for foreign operations declined 18 percent from $3.6 million in 1999 to $3.0 million in 2000. A 17 percent drop in sales volume, coupled with a decline in margins, led to the decrease.

Polymers net sales increased 17 percent between quarters from $31.6 million in the third quarter of 1999 to $36.9 million in the current quarter. The increase was due to an 11 percent improvement in sales volume, coupled with a five percent rise in average selling prices. Global polyurethane polyols increased $3.3 million, or 20 percent, from $17.0 million in 1999 to $20.3 million in 2000, due to a 20 percent rise in sales volume. Polyurethane systems net sales increased 27 percent, from $5.1 million in 1999 to $6.5 million in 2000. A 29 percent rise in sales volume led to the improvement. Despite a three percent drop in sales volume, revenue for phthalic anhydride (PA) increased six percent due to a rise in average selling prices. The increase in average selling prices was due to higher raw material costs, which were passed on to customers.

Polymers gross profit declined nine percent from $7.7 million in the third quarter of 1999 to $7.0 million in the third quarter of 2000. A drop in average margins more than offset the increased sales volume. Global polyurethane polyols reported a decline of $0.8 million, or 14 percent, from $5.7 million in 1999 to $4.9 million in 2000. A drop in earnings was caused by a decline in average margins, which more than offset improved sales volume. The average margins decline was caused mainly by higher raw material costs. Polyurethane systems gross profit grew 19 percent to $1.4 million in 2000 from $1.2 million in 1999. The 29 percent sales volume increase accounted for the growth. PA gross profit decreased nine percent from $1.4 million in 1999 to $1.3 million in the third quarter of 2000, due to decreased sales volume and to a $0.9 million write-off of a damaged asset. Lower plant operating expenses favorably affected PA's gross profit.

Specialty products net sales increased 30 percent, from $4.9 million in the third quarter of 1999 to $6.4 million in 2000. Gross profit increased from $0.9 million in 1999 to $2.4 million in 2000 due to a surge in orders of higher value added products that tend to have erratic demand.

Operating expenses for the third quarter decreased 36 percent from $26.6 million in the third quarter of 1999 to $17.1 million in 2000. Administrative expenses decreased 61 percent between quarters. The third quarter of 1999 included a $10.3 million pre-tax legal settlement charge. Marketing expenses increased three percent between quarters and research and development expenses decreased seven percent.

Income from joint ventures declined 55 percent. The decrease was due to foreign exchange losses resulting from the weakening of the Philippine peso.

Nine Months Ended September 30, 2000 and 1999
---------------------------------------------

Net income for the first nine months ended September 30, 2000, was $17.1 million, or $1.67 per share diluted, compared to $14.1 million, or $1.32 per share diluted , for the same period in 1999. The results for nine months ended September 30, 1999, included a $6.3 million after-tax legal settlement charge. Net sales increased two percent to $506.0 million from $497.7 million reported a year ago. Net sales by segment were:

(Dollars in thousands)                                     Nine Months
                                                        Ended September 30
                                                ----------------------------------
                                                  2000          1999      % Change
                                                --------      --------    --------
Net Sales:
    Surfactants                                 $386,694      $393,005       -2%
    Polymers                                     103,613        90,980      +14%
    Specialty Products                            15,694        13,667      +15%
                                                --------      --------
         Total                                  $506,001      $497,652       +2%
                                                ========      ========

Surfactants net sales decreased $6.3 million, or two percent, from $393.0 million in 1999 to $386.7 million in 2000. Foreign surfactants net sales dropped six percent from $91.1 million in 1999 to $85.6 million in 2000. The decrease was primarily due to lower sales volume in Mexico. Europe reported lower sales on weaker selling prices and lower exchange rates. Volume gains from operations in France were partially offset by weakness in Germany. Domestic operations, which accounted for 78 percent of total surfactants revenue, decreased $0.8 million, from $301.9 million in 1999 to $301.1 million in 2000. Average selling prices declined six percent largely due to sales mix and the favorable impact in 1999 of a settlement of a contract cancellation. Sales volume grew six percent due to higher demand for company's laundry and cleaning products and rising export sales to Asia.

Surfactants gross profit was down $2.0 million, or three percent, from $64.6 million in 1999 to $62.7 million in 2000. A decline in average margins more than offset a four percent growth in sales volume. Domestic surfactants gross profit decreased $2.2 million, or four percent, from $53.5 million in 1999 to $51.3 million in 2000, despite a six percent increase in sales volume. As previously mentioned, the settlement of a contract cancellation in 1999 added nonrecurring revenues to the prior year that account for most of the decline in gross profit. Gross profit for foreign operations improved two percent rising from $11.1 million in 1999 to $11.3 million in 2000. The company's Canadian operations contributed most of the increase due to improved average margins. Mexican operations' gross profit decreased 47 percent due to a decline of sales volume. European operations' gross profit decreased due to lower margins resulting from sales mix, strong competition and weaker exchange rates.

Polymers net sales for the first nine months of 2000 were $103.6 million, up $12.6 million, or 14 percent, in comparison with $91.0 million a year ago. PA net sales increased $5.4 million, or 21 percent, from $26.3 million in 1999 to $31.7 million in 2000. The increase was mainly due to an 18 percent rise in average selling prices which was attributed to increased raw material costs passed on to customers. PA sales volume increased two percent between years. Global polyurethane polyols net sales rose 11 percent from $48.9 million in 1999 to $54.5 million in 2000. The increase was entirely due to a 12 percent rise in sales volume. Net sales for polyurethane systems increased $1.6 million, or 10 percent, from $15.8 million in 1999 to $17.4 million in 2000, on a 12 percent improvement in sales volume.

Polymers gross profit decreased eight percent from $22.3 million in 1999 to $20.5 million in 2000. Gross profit for global polyurethane polyols dropped $3.4 million, or 20 percent, between years and accounted for the overall decline in polymers earnings. Lower margins more than offset the improved sales volume. Higher raw material costs caused the margin decline. Gross profit for PA rose $1.0 million, or 25 percent, primarily due to improved average margins resulting from lower plant operating expenses. Polyurethane systems gross profit increased $0.6 million, or 17 percent, between years on higher sales volume and improved margins.

Specialty products recorded a 15 percent increase in net sales from $13.7 million in 1999 to $15.7 million in 2000. Gross profit increased 42 percent from $2.6 million in 1999 to $3.7 million in 2000. Sales of higher margin products improved significantly in comparison with the prior year.

Operating expenses decreased $7.7 million, or 13 percent, between years. Administrative expenses dropped 33 percent as 1999 included a $10.3 million legal settlement charge. Marketing expenses increased four percent and research and development expenses rose two percent.

Income from joint ventures decreased 30 percent from year-to-year due to a weaker Philippine peso.

OUTLOOK
-------

The company believes that the remainder of the year will continue to be a challenge. Full year net income may fall short of the $22.1 million recorded in 1999. To stimulate growth, the company will continue to look at synergistic acquisitions at the same time as pursuing internal product development opportunities. While not likely to have an impact on current year results, these opportunities will provide stimulus for improved earnings in 2001.

LEGAL AND ENVIRONMENTAL MATTERS
--------------------------------

The company is subject to extensive federal, state and local environmental laws and regulations. Although the company's environmental policies and practices are designed to ensure compliance with these laws and regulations, future developments and increasingly stringent environmental regulation could require the company to make additional unforeseen environmental expenditures. The company will continue to invest in the equipment and facilities necessary to comply with existing and future regulations. During the first nine months of 2000, company expenditures for capital projects related to the environment were $1.5 million. These projects are capitalized and typically depreciated over 10 years. Recurring costs associated with the operation and maintenance of facilities for waste treatment and disposal and managing environmental compliance in ongoing operations at our manufacturing locations were $5.7 million for the first nine months of 2000.

The company has been named by the government as a potentially responsible party at 16 waste disposal sites where cleanup costs have been or may be incurred under the federal Comprehensive Environmental Response, Compensation and Liability Act and similar state statutes. In addition, damages are being claimed against the company in general liability actions for alleged personal injury or property damage in the case of some disposal and plant sites. The company believes that it has made adequate provisions for the costs it may incur with respect to these sites. The company has estimated a range of possible environmental and legal losses from $4.0 million to $24.3 million at September 30, 2000. At September 30, 2000, the company's reserve was $11.5 million for legal and environmental matters compared to $11.6 million at December 31, 1999. During the first nine months of 2000, expenditures related to legal and environmental matters approximated $1.5 million. For certain sites, estimates cannot be made of the total costs of compliance or the company's share of such costs; accordingly, the company is unable to predict the effect thereof on future results of operations. In the event of one or more adverse determinations in any annual or interim period, the impact on results of operations for those periods could be material. However, based upon the company's present belief as to its relative involvement at these sites, other viable entities' responsibilities for cleanup and the extended period over which any costs would be incurred, the company believes that these matters will not have a material effect on the company's financial position. Certain of these matters are discussed in Item 3, Legal Proceedings, in the 1999 Form 10-K Annual Report, and in other filings of the company with the Securities and Exchange Commission, which are available upon request from the company. See Footnote 3, Contingencies, in Notes to Condensed Consolidated Financial Statements, and Item 1, Legal Proceedings, in this Form 10-Q for a summary of the environmental proceedings related to the company's Maywood, New Jersey, and Ewan and D'Imperio environmental sites.

NEW ACCOUNTING STANDARDS
------------------------

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", effective for fiscal years beginning after June 15, 1999. The standard establishes accounting and reporting requirements for derivative instruments. In June 1999, the FASB issued SFAS No. 137, which deferred the effective date to fiscal years beginning after June 15, 2000. The company continues to analyze the effects of SFAS No. 133 and currently believes that the adoption of SFAS No. 133 in 2001 will not have a material effect on its consolidated results of operations or financial position.

In September 2000, the Emerging Issues Task Force (EITF) reached a final consensus on the classification of shipping and handling fees (Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs"). This consensus states that all amounts billed to a customer in a sale transaction related to shipping and handling, if any, represent revenue to the vendor and should be classified as revenue and all costs incurred by the seller for shipping and handling should be classified as cost of sales. Fourth quarter 2000 implementation of this consensus is required. Currently, the company nets the costs associated with shipping and handling products to customers and revenues derived from sale transactions in net sales. Accordingly, the company has determined that compliance with EITF Issue 00-10 will require reclassification of shipping and handling costs between net sales and cost of sales. Adoption of EITF Issue 00-10 will have no impact on the company's financial position or net income.

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

Part II                         OTHER INFORMATION
--------------------------------------------------------------------------------
Item 1 - Legal Proceedings

As reported previously, the company's site in Maywood, New Jersey and property formerly owned by the company adjacent to its current site, were listed on the National Priorities List in September 1993 pursuant to the provisions of the Comprehensive Environmental Response Compensation and Liabilities Act (CERCLA) because of certain alleged chemical contamination. Pursuant to an Administrative Order on Consent entered into between the United States Environmental Protection Agency (USEPA) and the company for property formerly owned by the company, and the issuance of an order by the USEPA to the company for property currently owned by the company, the company completed a Remedial Investigation Feasibility Study (RI/FS) in 1994. The company has been awaiting the issuance of a Record of Decision (ROD) from the USEPA which would relate to both the currently owned and formerly owned company property and would recommend the type of remediation required on each property. The company's understanding is that USEPA anticipates that it will issue the proposed ROD in the fourth quarter of 2000 or the first quarter of 2001.

In 1985, the company entered into a Cooperative Agreement with the United States of America represented by the Department of Energy (Agreement). Pursuant to this Agreement, the Department of Energy (DOE) took title to radiological contaminated materials and was to remediate, at its expense, all radiological (byproduct material and source material) waste on the company's property in Maywood, New Jersey. The Maywood property (and portions of the surrounding area) were remediated by the DOE under the Formerly Utilized Sites Remedial Action Program, a federal program under which the U.S. Government undertook to remediate properties which were used to process radiological material for the U.S. Government. In 1997, responsibility for this clean-up was transferred to the United States Army Corps of Engineers (USACE). On January 29, 1999, the company received a copy of a USACE Report to Congress dated January 1998 in which the USACE expressed their intention to evaluate, with the USEPA, whether the company and/or other parties might be responsible for cost recovery or contribution claims related to the Maywood site. Subsequent to the issuance of that report, the USACE advised the company that it had requested legal advice from the Department of Justice as to the impact of the Agreement.

By letter dated July 28, 2000, the Department of Justice advised the company that the USACE and the USEPA had referred to the Justice Department claims against the company for response costs incurred or to be incurred by the USACE, USEPA and the DOE in connection with the Maywood site and the Justice Department stated that the United States is entitled to recovery of its response costs from the company under CERCLA. The letter refers to both radiological and non-radiological hazardous waste at the Maywood site and states that the United States has incurred unreimbursed response costs to date of $138 million. In the letter, the Justice Department invited the company to discuss settlement of the matter in order to avoid the need for litigation. Discussions with the Justice Department are currently on-going to attempt to resolve this matter. The company has previously included potential claims for response costs associated with non-radiological waste at the Maywood site in its estimated ranges of costs and its establishment of reserves for potential claims at various sites where it is a potentially responsible party (PRP) under CERCLA and the company believes such estimates and reserves are adequate to include claims associated with non-radiological waste at the Maywood site. The company has not reflected in such estimates and such reserves any amount for costs associated with radiological waste at the Maywood site (which the company believes represent all but a small portion of the amount referred to in the Justice Department letter and could be expected to aggregate substantially in excess of that amount) because of its belief that its liability, if any, for such costs has been resolved by the aforesaid Agreement. The company continues to believe that it has no liability to the United States for such radiological cleanup costs by reason of the aforesaid Agreement and the company intends to continue to assert that position vigorously in discussions with the Justice Department and, if necessary, in defense of any litigation asserting such claims.

As reported previously, the company has been named as a PRP in the case USEPA v. Jerome Lightman (92 CV 4710) (JBS) which involves the Ewan and D'Imperio Superfund Sites located in New Jersey. Trial on the issue of the company's liability at these sites was completed in March 2000. The company is awaiting a decision from the court. If the company is found liable at either site, a second trial as to the company's allocated share of clean-up costs at these sites will likely be held in calendar year 2001. The company believes it has adequate defenses to the issue of liability. In the event of an unfavorable outcome related to the issue of liability, the company believes it has adequate reserves. On a related matter, the company has filed an appeal to the United States Third Circuit Court of Appeals objecting to the lodging of a partial consent decree in favor of the United States Government in this action. Under the partial consent decree, the government recovered past costs at the site from all PRPs including the company. The company paid its assessed share but by objecting to the partial consent decree, the company is seeking to recover back the sums it paid.

As reported previously, the company received a Section 104(e) Request for Information from the USEPA dated March 21, 2000, regarding the Lightman Drum Company Site located in Winslow Township, New Jersey. The company responded to this request on May 18, 2000. In addition, the company received a Notice of Potential Liability and Request to Perform RI/FS dated June 30, 2000, from USEPA. An agreement has not been reached by the PRPs over the funding arrangement of the RI/FS and therefore, the company has not yet made a determination if it will be participating in the performance of the RI/FS. The company has not received any additional information or requests from USEPA regarding this matter. The company cannot predict what its liability, if any, will be for this site.

Reference is made to the action entitled Pennsauken Solid Waste Management Authority v. State of New Jersey, et al. The company was dismissed from this action. Therefore, this action had no material impact on the financial condition of the company.

Item 6  -  Exhibits and Reports on Form 8-K

     (A)   Exhibits

           (27)  Financial Data Schedule

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  STEPAN COMPANY




                                  Walter J. Klein
                                  Vice President - Finance
                                  Principal Financial and Accounting Officer
Date:  November 14, 2000