Form 10-K
period 2000-12-31
STEPAN CO
filed 2001-03-13
CIK 94049

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K
(Mark
One)

  [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2000
                                      OR
  [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
             For the transition period from           to

                         Commission File Number 1-4462

                               ----------------
                                STEPAN COMPANY
            (Exact name of registrant as specified in its charter)

                                                    36-1823834
               Delaware                  (I.R.S. Employer Identification
   (State or other jurisdiction of                   Number)
    incorporation or organization)


                                                      60093
 Edens and Winnetka Road, Northfield,               (Zip Code)
               Illinois

   (Address of principal executive
               offices)
        Registrant's telephone number including area code: 847-446-7500

         Securities registered pursuant to Section 12 (b) of the Act:

                                                      Name of Each Exchange on
                  Title of Each Class                     Which Registered
                  -------------------                 ------------------------
      Common Stock, $1 par value                      New York Stock Exchange
                                                      Chicago Stock Exchange
      5 1/2% Convertible Preferred Stock, no par      New York Stock Exchange
       value                                          Chicago Stock Exchange

         Securities registered pursuant to Section 12 (g) of the Act:

                                     None
                               (Title of Class)

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [_] .

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No    .

   Aggregate market value at February 28, 2001, of voting stock held by nonaffiliates of the registrant: $134,631,000*

   Number of shares outstanding of each of the issuer's classes of common stock as of February 28, 2001:

                Class                         Outstanding at February 28, 2001
                -----                         --------------------------------
      Common Stock, $1 par value                         9,253,685

                      Documents Incorporated by Reference

        Part of Form 10-K                        Document Incorporated
        -----------------                        ---------------------
      Part I, Item 1                      2000 Annual Report to Stockholders
      Part II, Items 5-8                  2000 Annual Report to Stockholders
      Part III, Items 10-12               Proxy Statement dated March 28, 2001

   *Based on reported ownership by all directors, officers and beneficial owners of more than 5% of registrant's voting stock. However, this determination does not constitute an admission of affiliate status for any of these holders.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

Item 1. Business

   Stepan Company and its subsidiaries (the "company") produce specialty and intermediate chemicals which are sold to other manufacturers and then made into a variety of end products. The company has three reportable segments: surfactants, polymers and specialty products. Surfactants refer to chemical agents which affect the interaction between two surfaces; they can provide actions such as detergency (i.e., the ability of water to remove soil from another surface), wetting and foaming, dispersing, emulsification (aiding two dissimilar liquids to mix), demulsification and viscosity modifications. Surfactants are the basic cleaning agent in detergents for washing clothes, dishes, carpets, fine fabrics, floors and walls. Surfactants are also used for the same purpose in shampoos and conditioners, toothpastes, cosmetics and other personal care products. Commercial and industrial applications include emulsifiers for agricultural products, emulsion polymers such as floor polishes and latex foams and coatings, wetting and foaming agents for wallboard manufacturing and surfactants for enhanced oil recovery. Polymers derives its revenue from the sale of phthalic anhydride, polyols and polyurethane foam systems used in plastics, building materials and refrigeration industries. Polymers are also used in coating, adhesive, sealant and elastomer applications. Specialty products sells chemicals used in food, flavoring and pharmaceutical applications.

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

ENERGY SOURCES

   Substantially all of the company's manufacturing plants operate on electricity and interruptable gas purchased from local utilities. During peak heating demand periods, gas service to all plants may be temporarily interrupted for varying periods ranging from a few days to several months. The plants operate on fuel oil during these periods of interruption. The company has not experienced any plant shutdowns or adverse effects upon its business in recent years that were caused by a lack of available energy sources.

RAW MATERIALS

   The most important raw materials used by the company are of a petroleum or vegetable nature. For 2001, the company has commitments from suppliers to cover its forecasted requirements and is not substantially dependent upon any one supplier.

RESEARCH AND DEVELOPMENT

   The company maintains an active research and development program to assist in the discovery and commercialization of new knowledge with the intent that such effort will be useful in developing a new product or in bringing about a significant improvement to an existing product or process. Total expenses for research and development during 2000, 1999 and 1998 were $13,383,000, $13,113,000, and $12,219,000, respectively. The balance of expenses reflected on the Consolidated Statements of Income relates to technical services which include routine product testing, quality control and sales support service.

ENVIRONMENTAL COMPLIANCE

   Compliance with applicable federal, state and local regulations regarding the discharge of materials into the environment, or otherwise relating to the protection of the environment, resulted in capital expenditures by the company of approximately $2,098,000 during 2000. These expenditures represented approximately seven percent of the company's capital expenditures in 2000. These expenditures, when incurred, are depreciated and charged on a straight-line basis to pre-tax earnings over their estimated useful lives which is typically 10 years. Compliance with such regulations is not expected to have a material adverse effect on the company's earnings and competitive position in the foreseeable future.

EMPLOYMENT

   At December 31, 2000 and 1999, the company employed worldwide 1,387 and 1,365 persons, respectively.

FOREIGN OPERATIONS

   See Note 14, Segment Reporting, in the company's 2000 Annual Report to Stockholders which is incorporated by reference herein.

SEGMENTS

   See Note 14, Segment Reporting, in the company's 2000 Annual Report to Stockholders which is incorporated by reference herein.

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

Item 3. Legal Proceedings

   As reported previously, the company's site in Maywood, New Jersey, and property formerly owned by the company adjacent to its current site, were listed on the National Priorities List in September 1993 pursuant to the provisions of the Comprehensive Environmental Response Compensation and Liabilities Act (CERCLA) because of certain alleged chemical contamination. Pursuant to an Administrative Order on Consent entered into between the United States Environmental Protection Agency (USEPA) and the company for property formerly owned by the company, and the issuance of an order by USEPA to the company for property currently owned by the company, the company completed a Remedial Investigation Feasibility Study (RI/FS) in 1994. In addition, the company submitted a Feasibility Study Addendum to USEPA in October 2000. The company has been awaiting the issuance of a Record of Decision (ROD) from USEPA which would relate to both the currently owned and formerly owned company property and would recommend the type of remediation required on each property. The company's understanding is that USEPA anticipates that it will issue the proposed ROD sometime during fiscal year 2001 with a public comment period to follow. The final ROD will be issued sometime after the public comment period.

   In 1985, the company entered into a Cooperative Agreement with the United States of America represented by the Department of Energy (Agreement). Pursuant to this Agreement, the Department of Energy (DOE) took title to radiological contaminated materials and was to remediate, at its expense, all radiological waste on the company's property in Maywood, New Jersey. The Maywood property (and portions of the surrounding area) was being remediated by the DOE under the Formerly Utilized Sites Remedial Action Program, a federal program under which the U.S. Government undertook to remediate properties which were used to process radiological material for the U.S. Government. In 1997, responsibility for this clean-up was transferred to the United States Army Corps of Engineers (USACE). On January 29, 1999, the company received a copy of a USACE Report to Congress dated January 1998 in which the USACE expressed their intention to evaluate, with the USEPA, whether the company and/or other parties might be responsible for cost recovery or contribution claims related to the Maywood site. Subsequent to the issuance of that report, the USACE advised the company that it had requested legal advice from the Department of Justice as to the impact of the Agreement.

   By letter dated July 28, 2000, the Department of Justice advised the company that the USACE and USEPA had referred to the Justice Department claims against the company for response costs incurred or to be incurred by the USACE, USEPA and the DOE in connection with the Maywood site, and the Justice Department stated that the United States is entitled to recovery of its response costs from the company under CERCLA. The letter referred to both radiological and non-radiological hazardous waste at the Maywood site and stated that the United States has incurred unreimbursed response costs to date of $138.0 million. Costs associated with radiological waste at the Maywood site, which the company believes represent all but a small portion of the amount referred to in the Justice Department letter, could be expected to aggregate substantially in excess of that amount. In the letter, the Justice Department invited the company to discuss settlement of the matter in order to avoid the need for litigation. The company believes that its liability, if any, for such costs has been resolved by the aforesaid Agreement. Despite the fact that the company continues to believe that it has no liability to the United States for such costs, discussions with the Justice Department are currently ongoing to attempt to resolve this matter.

   Based upon all of the above factors, the company has increased its reserves for claims associated with the Maywood site and believes that such increased reserves are now adequate. However, depending on the results of the ongoing discussions regarding the Maywood site, the final cost of the remediation could differ from current estimates.

   As reported previously, the company has been named as a potentially responsible party (PRP) in the case USEPA v. Jerome Lightman (92 CV 4710)
(JBS) which involves the Ewan and D'Imperio Superfund Sites located in New Jersey. Trial on the issue of the company's liability at these sites was completed in March 2000. The company is awaiting a decision from the court. If the company is found liable at either site, a second trial as to the company's allocated share of clean-up costs at these sites will likely be held in late 2001 or 2002. The company believes it has adequate defenses to the issue of liability. In the event of an unfavorable outcome related to the issue of liability, the company believes it has adequate reserves. On a related matter, the company has filed an appeal to the United States Third Circuit Court of Appeals objecting to the lodging of a partial consent decree in favor of the United States Government in this action. Under the partial consent decree, the government recovered past costs at the site from all PRPs including the company. The company paid its assessed share, but by objecting to the partial consent decree, the company is seeking to recover back the sums it paid.

   As reported previously, the company received a Section 104(e) Request for Information from USEPA dated March 21, 2000, regarding the Lightman Drum Company Site located in Winslow Township, New Jersey. The company responded to this request on May 18, 2000. In addition, the company received a Notice of Potential Liability and Request to Perform RI/FS dated June 30, 2000, from USEPA. The company has decided that it will participate in the performance of the RI/FS. However, based on the current information known regarding this site, the company is unable to predict what its liability, if any, will be for this site.

   The company received a Section 104(e) Request for Information from USEPA dated December 21, 2000, regarding the Prestige Chemical Superfund Site located in Senoia, Coweta County, Georgia. The company responded to this request on February 12, 2001, stating that it does not possess any information or records responsive to this request. Therefore, the company does not believe that it has any liability with respect to this site.

Item 4. Results of Votes of Security Holders

   No matters were submitted to stockholders during the fourth quarter of the fiscal year ended December 31, 2000.

Executive Officers of the Registrant

   Executive Officers are elected annually by the Board of Directors at the first meeting following the Annual Meeting of Stockholders to serve until the next annual meeting of the Board and until their respective successors are duly elected and qualified.

   Effective February 15, 1999, F. Quinn Stepan, Jr., was elected President and Chief Operating Officer. He was previously Vice President and General Manager--Surfactants as of January 1, 1997, Vice President--Global Laundry and Cleaning Products as of May 1996 and Director--Business Management as of May 1992. Mr. F. Quinn Stepan, Sr., has served the company as Chairman and Chief Executive Officer since 1984. He served as President from 1973 until February 15, 1999.

   Effective February 16, 1999, John V. Venegoni was appointed Vice President and General Manager--Surfactants. From May 1992 until May 1996, he served as a Senior Business Manager--Consumer Products. From May 1996 until February 16, 1999, he served as Director--Global Personal Care.

   Effective January 1, 2001, Robert J. Wood was appointed Vice President and General Manager--Polymers. From April 1988 until March 1996, he served as a Business Manager--Polyols. From March 1996 until January 1, 2001, he served as Director--Polyols.

   Ronald L. Siemon retired on December 31, 2000. Before the retirement, he served as Vice President and General Manager--Polymers.

   Effective April 12, 2000, Susan S. Korthase was appointed Vice President-- Human Resources. For the five years prior to coming to Stepan Company, she was a senior executive in Ernst & Young's global People & Organization Solutions consulting practice.

   All other executive officers have remained in their current capacity for over five years.

   The Executive Officers of the company, their ages as of February 28, 2001, and certain other information are as follows:

                                                                                Year First
Name                     Age Title                                            Elected Officer
----                     --- -----                                            ---------------
F. Quinn Stepan.........  63 Chairman and Chief Executive Officer                  1967
F. Quinn Stepan, Jr.....  40 President and Chief Operating Officer                 1997
James A. Hartlage.......  63 Senior Vice President--Technology and Operations      1980
Walter J. Klein.........  54 Vice President--Finance                               1985
Mickey Mirghanbari......  63 Vice President--Manufacturing and Engineering         1992
Earl H. Wagener.........  60 Vice President--Research and Development              1995
John V. Venegoni........  42 Vice President and General Manager--Surfactants       1999
Susan S. Korthase.......  50 Vice President--Human Resources                       2000
Robert J. Wood..........  43 Vice President and General Manager--Polymers          2001

                                    PART II

Item 5. Market for Registrant's Common Stock and Related Security Holder
Matters

   (a) The company's common stock is listed and traded on both the New York Stock Exchange and the Chicago Stock Exchange. See Quarterly Stock Data in the company's 2000 Annual Report to Stockholders for market price information which is incorporated by reference herein.

   The company's 5 1/2 percent convertible preferred stock is listed and traded on the New York Stock Exchange and the Chicago Stock Exchange. See Note 7 in the company's 2000 Annual Report to Stockholders for the description of the preferred stockholders' rights which is incorporated by reference herein.

   From time to time the company purchases shares of its common stock in the open market and in block transactions from dealers for the purpose of funding option grants under its stock option plans and deferred compensation plans for directors and officers.

   (b) On February 28, 2001, there were 1,307 holders of common stock of the company.

   (c) See Quarterly Stock Data in the company's 2000 Annual Report to Stockholders for dividend information which is incorporated by reference herein. Also see Note 4 in the company's 2000 Annual Report to Stockholders which sets forth the restrictive covenants covering dividends.

Item 6. Selected Financial Data

   See the Five Year Summary in the company's 2000 Annual Report to Stockholders for selected financial information which is incorporated by reference herein.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures about Market Risk

   See Management's Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures about Market Risk in the company's 2000 Annual Report to Stockholders which is incorporated by reference herein.

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

Item 8. Financial Statements and Supplementary Data

   See the Consolidated Financial Statements, Notes to the Consolidated Financial Statements and Auditors' Report in the company's 2000 Annual Report to Stockholders.

   See the Quarterly Financial Data in the company's 2000 Annual Report to Stockholders for selected quarterly financial data, which is incorporated by reference herein.

Item 9. Disagreements on Accounting and Financial Disclosure

   None

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

   (a) Directors

     Mr. Paul Stepan is a general partner of a partnership having an interest in certain real estate which is unrelated to the business of the company. The partnership of which Mr. Paul Stepan is a general partner filed in bankruptcy for Chapter 11 protection in February 1998. Mr. Paul Stepan advised that a refinancing package and successful discharge from Chapter 11 occurred.

   (b) Executive Officers

     See Executive Officers of the Registrant in Part I above.

Item 11. Executive Compensation

   See company's Proxy Statement dated March 28, 2001, for the Annual Meeting of the Stockholders which is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   See company's Proxy Statement dated March 28, 2001, for the Annual Meeting of the Stockholders which is incorporated by reference herein.

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

                                          Stepan Company

                                                  /s/ Walter J. Klein
                                          By: _________________________________
                                                      Walter J. Klein
                                                  Vice President--Finance

March 13, 2001

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      /s/ F. Quinn Stepan            Chairman, Chief Executive       March 13, 2001
____________________________________  Officer and Director
          F. Quinn Stepan

    /s/ F. Quinn Stepan, Jr.         President, Chief Operating      March 13, 2001
____________________________________  Officer and Director
        F. Quinn Stepan, Jr.

      /s/ Walter J. Klein            Vice President--Finance,        March 13, 2001
____________________________________  Principal Financial and
          Walter J. Klein             Accounting Officer

     /s/ James A. Hartlage           Senior Vice President--         March 13, 2001
____________________________________  Technology and Operations
         James A. Hartlage            and Director

     /s/ Thomas F. Grojean           Director                        March 13, 2001
____________________________________
         Thomas F. Grojean

       /s/ Paul H. Stepan            Director                        March 13, 2001
____________________________________
           Paul H. Stepan

     /s/ Robert D. Cadieux           Director                        March 13, 2001
____________________________________
         Robert D. Cadieux

      /s/ Robert G. Potter           Director                        March 13, 2001
____________________________________
          Robert G. Potter

   Walter J. Klein, pursuant to powers of attorney executed by each of the directors and officers listed above, does hereby execute this report on behalf of each of such directors and officers in the capacity in which the name of each appears above.

                                          Walter J. Klein
March 13, 2001

                                 INDEX TO THE
                       CONSOLIDATED FINANCIAL STATEMENTS
                                      AND
                             SUPPLEMENTAL SCHEDULE

   A copy of Stepan Company's Annual Report to Stockholders for the year ended December 31, 2000, has been filed as an exhibit to this Annual Report on Form 10-K. These consolidated financial statements and the Auditors' Report thereon are incorporated herein by reference.

   Supplemental Schedule II--Allowance for Doubtful Accounts--to Consolidated Financial Statements, which is required to comply with regulation S-X, and the Auditors' report on such Supplemental Schedule of this Form 10-K.

   Certain supplemental schedules are not submitted because they are not applicable or not required, or because the required information is included in the financial statements or notes thereto.

           SUPPLEMENTAL SCHEDULE TO CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED DECEMBER 31, 2000
                   AS REQUIRED TO COMPLY WITH REGULATION S-X

Schedule II--Allowance for Doubtful Accounts:

   Below is an analysis of the allowance for doubtful accounts for the three years ended December 31:

                                                          2000    1999    1998
                                                         ------  ------  ------
                                                            (In Thousands)
Balance, Beginning of Year.............................. $2,389  $2,263  $2,121
  Provision charged to income...........................  1,281     222     339
  Accounts written off, net of recoveries...............   (516)    (96)   (197)
                                                         ------  ------  ------
Balance, End of Year.................................... $3,154  $2,389  $2,263
                                                         ======  ======  ======

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                           ON SUPPLEMENTAL SCHEDULE

To Stepan Company:

   We have audited in accordance with generally accepted auditing standards, the financial statements included in Stepan Company's Annual Report to Stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 16, 2001. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The supplemental schedule listed in the index of financial statements is the responsibility of the company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          Arthur Andersen LLP

Chicago, Illinois
February 16, 2001

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

 (10)a     Description of the 1965 Directors Deferred Compensation Plan. (Note
           2)

  Exhibit
    No.                                 Description
  -------                               -----------
 (10)b     Copy of the 1969 Management Incentive Compensation Plan as amended and restated as of January 1, 1992. (Note 5)

 (10)d     Copy of the 1982 Stock Option Plan. (Note 2)

 (10)e     Copy of Leveraged Employee Stock Ownership Plan. (Note 3)

 (10)f     Copy of the company's 1992 Stock Option Plan. (Note 5)

 (10)g     Copy of the company's 2000 Stock Option Plan. (Note 15)

 (13)      Copy of the company's 2000 Annual Report to Stockholders.

 (18)      Letter re change in accounting principle for the year ended December
           31, 1992. (Note 8)

 (21)      Subsidiaries of Registrant at December 31, 2000.

 (23)      Consent of Independent Public Accountants.

 (24)      Power of Attorney.

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

 Note
 No.
 ----
 13.  Filed with the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and incorporated herein by reference.

 14.  Filed with the company's Annual Report on Form 10-K for the year ended
      December 31, 1998, and incorporated herein by reference.

 15.  Filed with the company's Annual Report on Form 10-K for the year ended
      December 31, 1999, and incorporated herein by reference.