Form 10-Q
period 2001-03-31
STEPAN CO
filed 2001-05-04
CIK 94049

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                            ----------------------

                                   FORM 10-Q

(MARK ONE)
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

(_)   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      FOR THE TRANSITION PERIOD FROM ______________ TO __________

                                    1-4462
                         ----------------------------
                            Commission File Number

                                STEPAN COMPANY
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             Delaware                                          36 1823834
------------------------------------                  --------------------------
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

                                                                 Yes  X   No ___
                                                                     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                               Outstanding at April 30, 2001
---------------------------------              --------------------------------

   Common Stock, $1 par value                              9,252,219

Part I                         FINANCIAL INFORMATION
--------------------------------------------------------------------------------
Item 1 - Financial Statements

                                STEPAN COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     March 31, 2001 and December 31, 2000
                                   Unaudited

(Dollars in thousands)                                                                 3/31/01         12/31/00
                                                                                       -------         --------
ASSETS
------
CURRENT ASSETS:
   Cash and cash equivalents                                                            $   3,902    $   3,536
   Receivables, net                                                                       108,557       98,488
   Inventories (Note 2)                                                                    52,679       60,132
   Deferred income taxes                                                                   10,866       10,866
   Other current assets                                                                     5,099        4,191
                                                                                        ---------    ---------
        Total current assets                                                              181,103      177,213
                                                                                        ---------    ---------

PROPERTY, PLANT AND EQUIPMENT:
   Cost                                                                                   622,085      619,296
   Less: Accumulated depreciation                                                         427,947      420,149
                                                                                        ---------    ---------
                                                                                          194,138      199,147

OTHER ASSETS                                                                               38,097       38,689
                                                                                        ---------    ---------

               Total assets                                                             $ 413,338    $ 415,049
                                                                                        =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
   Current maturities of long-term debt                                                 $  10,862    $   9,586
   Accounts payable                                                                        49,905       57,255
   Accrued liabilities                                                                     34,607       39,121
                                                                                        ---------    ---------
        Total current liabilities                                                          95,374      105,962
                                                                                        ---------    ---------

DEFERRED INCOME TAXES                                                                      38,117       39,170
                                                                                        ---------    ---------

LONG-TERM DEBT, less current maturities                                                   103,731       96,466
                                                                                        ---------    ---------

OTHER NON-CURRENT LIABILITIES                                                              21,508       19,275
                                                                                        ---------    ---------

STOCKHOLDERS' EQUITY:
   5-1/2% convertible preferred stock, cumulative, voting without par value;
       authorized 2,000,000 shares; issued 583,252 shares in 2001 and 583,469
       shares in 2000                                                                      14,581       14,587
   Common stock, $1 par value; authorized 30,000,000 shares;
      issued 9,464,053 shares in 2001 and 9,411,106 shares in 2000                          9,464        9,411
   Additional paid-in capital                                                              14,049       13,343
   Accumulated other comprehensive loss                                                   (13,913)     (12,402)
   Retained earnings (approximately $47,023 unrestricted in 2001 and $46,125 in 2000)     135,116      133,308
                                                                                        ---------    ---------

   Less: Treasury stock, at cost                                                            4,689        4,071
                                                                                        ---------    ---------
         Stockholders' equity                                                             154,608      154,176
                                                                                        ---------    ---------

               Total liabilities and stockholders' equity                               $ 413,338    $ 415,049
                                                                                        =========    =========

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated balance sheets.

                                STEPAN COMPANY
                       CONSOLIDATED STATEMENTS OF INCOME
              For the Three Months Ended March 31, 2001 and 2000
                                   Unaudited

(In thousands, except per share amounts)                             Three Months
                                                                    Ended March 31
                                                           --------------------------------
                                                               2001                2000
                                                               ----                ----
NET SALES                                                     $ 176,857        $ 174,988
Cost of Sales                                                   150,956          147,905
                                                              ---------        ---------
Gross Profit                                                     25,901           27,083
                                                              ---------        ---------

Operating Expenses:
   Marketing                                                      6,241            6,176
   Administrative                                                 6,200            6,149
   Research, Development and Technical Services                   5,631            5,758
                                                              ---------        ---------
                                                                 18,072           18,083
                                                              ---------        ---------

Operating Income                                                  7,829            9,000

Other Income (Expense):
   Interest, Net                                                 (1,956)          (2,051)
   Income from Equity Joint Venture                                 127               54
                                                              ---------        ---------
                                                                 (1,829)          (1,997)
                                                              ---------        ---------

Income Before Income Taxes                                        6,000            7,003
Provision for Income Taxes                                        2,372            2,732
                                                              ---------        ---------
NET INCOME                                                    $   3,628        $   4,271
                                                              =========        =========


Net Income Per Common Share (Note 4):
   Basic                                                      $    0.37        $    0.43
                                                              =========        =========
   Diluted                                                    $    0.36        $    0.41
                                                              =========        =========

Shares Used to Compute Net Income Per Common Share (Note 4):
   Basic                                                          9,241            9,501
                                                              =========        =========
   Diluted                                                       10,154           10,416
                                                              =========        =========

Dividends per Common Share                                    $  0.1750        $  0.1625
                                                              =========        =========

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                                STEPAN COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Three Months Ended March 31, 2001 and 2000
                                   Unaudited

(Dollars in thousands)                                                 3/31/01        3/31/00
                                                                       -------        -------
NET CASH FLOW FROM OPERATING ACTIVITIES
   Net income                                                          $  3,628       $  4,271
   Depreciation and amortization                                         10,099         10,307
   Deferred revenue recognition                                            (126)          (755)
   Deferred income taxes                                                 (1,042)          (239)
   Environmental and legal liabilities                                      156             25
   Other non-cash items                                                   2,068             45
   Changes in Working Capital:
      Receivables, net                                                  (10,069)          (778)
      Inventories                                                         7,453            316
      Accounts payable and accrued liabilities                          (11,864)        (9,801)
      Other                                                                (908)          (590)
                                                                       --------       --------
         Net Cash Provided by (Used for) Operating Activities              (605)         2,801
                                                                       --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Expenditures for property, plant and equipment                        (5,184)        (5,436)
   Other non-current assets                                                  54             23
                                                                       --------       --------
      Net Cash Used for Investing Activities                             (5,130)        (5,413)
                                                                       --------       --------

CASH FLOWS FROM FINANCING AND OTHER RELATED ACTIVITIES
   Revolving debt and notes payable to banks, net                         7,300          5,200
   Other debt borrowings                                                  1,241           --
   Other debt repayments                                                   --             (153)
   Purchases of treasury stock, net                                        (618)          (239)
   Dividends paid                                                        (1,820)        (1,754)
   Stock option exercises                                                   762            157
   Other non-cash items                                                    (764)          (548)
                                                                       --------       --------
      Net Cash Provided by Financing and Other Related Activities         6,101          2,663
                                                                       --------       --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                   366             51
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                            3,536          3,969
                                                                       --------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $  3,902       $  4,020
                                                                       ========       ========

CASH PAID DURING THE PERIOD FOR:
   Interest                                                            $    726       $    739
   Income taxes                                                        $    (52)      $   (163)

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                                STEPAN COMPANY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     March 31, 2001 and December 31, 2000
                                   Unaudited

1.       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         -------------------------------------------

         The condensed consolidated financial statements included herein have been prepared by the company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate and make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the company's latest Annual Report to Stockholders and the Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2000. In the opinion of management all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of Stepan Company as of March 31, 2001, and the consolidated results of operations and cash flows for the three months then ended, have been included.

2.       INVENTORIES
         -----------

         Inventories include the following amounts:

                (Dollars in thousands)                                        3/31/01           12/31/00
                                                                              -------           --------
                Inventories valued primarily on LIFO basis -
                   Finished products                                         $ 34,092           $ 40,515
                   Raw materials                                               18,587             19,617
                                                                             --------           --------
                Total inventories                                            $ 52,679           $ 60,132
                                                                             ========           ========

         If the first-in, first-out (FIFO) inventory valuation method had been used for all inventories, inventory balances would have been approximately $8,900,000 higher than reported at March 31, 2001, and December 31, 2000.

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

         The company has estimated a range of possible environmental and legal losses from $7.3 million to $34.5 million at March 31, 2001. The company's reserve at March 31, 2001, and December 31, 2000, were $16.8 million and $16.6 million, respectively.

         For certain sites, estimates cannot be made of the total costs of compliance, or the company's share of such costs; accordingly, the company is unable to predict the effect thereof on future results of operations. In the event of one or more adverse determinations in any annual or interim period, the impact on results of operations for those periods could be material. However, based upon the company's present belief as to its relative involvement at these sites, other viable entities' responsibilities for cleanup and the extended period over which any costs would be incurred, the company believes that these matters will not have a material effect on the company's financial position. Certain of these matters are discussed in Item 3, Legal Proceedings, in the 2000 Form 10-K Annual Report, Item 1, Legal Proceedings, in this Form 10-Q, and in other filings of the company with the Securities and Exchange Commission, which are available upon request from the company.

         Following are summaries of the environmental proceedings related to the company's Maywood, New Jersey, and Ewan and D'Imperio environmental sites:

         Maywood, New Jersey, Site:
         -------------------------

         As reported previously, the company's site in Maywood, New Jersey and property formerly owned by the company adjacent to its current site, were listed on the National Priorities List in September 1993 pursuant to the provisions of the Comprehensive Environmental Response Compensation and Liabilities Act (CERCLA) because of certain alleged chemical contamination. Pursuant to an Administrative Order on Consent entered into between the United States Environmental Protection Agency (USEPA) and the company for property formerly owned by the company, and the issuance of an order by USEPA to the company for property currently owned by the company, the company completed a Remedial Investigation Feasibility Study (RI/FS) in 1994. In addition, the company submitted a Feasibility Study Addendum to USEPA in October 2000. The company has been awaiting the issuance of a Record of Decision (ROD) from USEPA which would relate to both the currently owned and formerly owned company property and would recommend the type of remediation required on each property. The company anticipates that USEPA will issue the proposed ROD sometime during fiscal year 2001 or 2002 with a public comment period to follow. The final ROD will be issued sometime after the public comment period.

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

         The company believes it has adequate reserves for claims associated with the Maywood site. However, depending on the results of the ongoing discussions regarding the Maywood site, the final cost of the remediation could differ from the current estimates.

         Ewan and D'Imperio Site:
         -----------------------

         As reported previously, the company has been named as a potentially responsible party (PRP) in the case USEPA v. Jerome Lightman (92 CV 4710 D. N. J.) which involves the Ewan and D'Imperio Superfund Sites located in New Jersey. Trial on the issue of the company's liability at these sites was completed in March 2000. The company is awaiting a decision from the court. If the company is found liable at either site, a second trial as to the company's allocated share of clean-up costs at these sites will likely be held in late 2001 or 2002. The company believes it has adequate defenses to the issue of liability. In the event of an unfavorable outcome related to the issue of liability, the company believes it has adequate reserves.

         Regarding the D'Imperio Superfund Site, USEPA has indicated it will seek penalty claims against the company based on the company's alleged noncompliance with the modified Unilateral Administrative Order. The company is currently negotiating with USEPA to settle its proposed penalty against the company. In addition, the company also received notice from the New Jersey Department of Environmental Protection (NJDEP) dated March 21, 2001, that NJDEP has indicated it will pursue cost recovery against the alleged responsible parties, including the company. The NJDEP's claims include costs related to remediation of the D'Imperio Superfund Site in the amount of $434,405.53 and alleged natural resource damages in the amount of $529,584.00 (as of November 3, 2000). The NJDEP has proposed settling such claims, with the company being responsible for a portion of these costs. The company is currently investigating its options with respect to both of these potential actions but does not believe that such settlements, if any, will have a material impact on the financial condition of the company.

4.       EARNINGS PER SHARE
         ------------------

         Below is the computation of basic and diluted earnings per share for the three months ended March 31, 2001 and 2000.

         (In thousands, except per share amounts)                                     Three Months
                                                                                     Ended March 31
                                                                              --------------------------
                                                                                   2001         2000
                                                                                 -------      -------
         Computation of Basic Earnings per Share
         ---------------------------------------
         Net income                                                              $ 3,628      $ 4,271
         Deduct dividends on preferred stock                                         201          207
                                                                                 -------      -------
         Income applicable to common stock                                       $ 3,427      $ 4,064
                                                                                 =======      =======

         Weighted-average number of shares outstanding                             9,241        9,501

         Basic earnings per share                                                $  0.37      $  0.43
                                                                                 =======      =======

         Computation of Diluted Earnings per Share
         -----------------------------------------
         Net income                                                              $ 3,628      $ 4,271

         Weighted-average number of shares outstanding                             9,241        9,501
         Add net shares issuable from assumed exercise of options
            (under treasury stock method)                                            247          223
         Add weighted-average shares issuable from assumed conversion of
         convertible preferred stock                                                 666          692
                                                                                 -------      -------

         Shares applicable to diluted earnings                                    10,154       10,416
                                                                                 =======      =======

         Diluted earnings per share                                              $  0.36      $  0.41
                                                                                 =======      =======


5.       COMPREHENSIVE INCOME
         --------------------

         Below is the company's comprehensive income for the three months ended March 31, 2001 and 2000.

         (Dollars in thousands)                                          Three Months Ended
                                                                         ------------------
                                                                             March 31
                                                                             --------
                                                                      2001               2000
                                                                    --------           --------
         Net income                                                 $  3,628           $  4,271
         Other comprehensive loss:
            Foreign currency translation adjustments                  (1,511)              (646)
                                                                    --------           --------
         Comprehensive income                                       $  2,117           $  3,625
                                                                    ========           ========

6.       SEGMENT REPORTING
         -----------------

         Stepan Company has three reportable segments: surfactants, polymers and specialty products. Financial results of Stepan Company's operating segments for the quarters ended March 31, 2001 and 2000, are summarized below:

         (Dollars in thousands)                                                            Specialty          Segment
                                                         Surfactants        Polymers        Products           Totals
                                                         -----------        --------        --------          -------
         For the quarter ended March 31, 2001
         ------------------------------------
         Net Sales                                        $ 140,378          $30,833         $5,646           $176,857
         Operating income                                     9,916            3,922            980             14,818

         For the quarter ended March 31, 2000
         ------------------------------------
         Net Sales                                        $ 139,168          $31,586         $4,234           $174,988
         Operating income                                    11,786            4,415           (198)            16,003

         Below are reconciliations of segment operating income to consolidated income before income taxes:

         (Dollars in thousands)                                                      Three Months Ended March 31
                                                                                    ---------------------------
                                                                                        2001                  2000
                                                                                        ----                  ----
         Operating income segment totals                                           $  14,818             $  16,003
         Unallocated corporate expenses (a)                                           (6,989)               (7,003)
         Interest expense                                                             (1,956)               (2,051)
         Income from equity in joint ventures                                            127                    54
                                                                                   ---------             ---------
              Consolidated income before income taxes                              $   6,000             $   7,003
                                                                                   =========             =========

         (a) Includes corporate administrative and corporate manufacturing expenses which are not included in segment operating income and not used to evaluate segment performance.

7.       NEW ACCOUNTING STANDARDS
         ------------------------

         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", effective for fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, which deferred the effective date to fiscal years beginning after June 15, 2000. The new standard establishes accounting and reporting requirements for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Such instruments are to be recognized on the balance sheet as either an asset or a liability measured at fair value. Changes in fair value must be recognized currently in earnings or in other comprehensive income if specific hedge criteria are met. Special accounting for qualifying hedges allows a derivative instrument's gains and losses to offset related results on the hedged item in the statement of income, to the extent effective. If a transaction is designated to receive hedge accounting, the company must establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedge and the measurement approach for determining the ineffective aspect of the hedge. At December 31, 2000, and March 31, 2001, the company held no derivative instruments that fell under the accounting rules of SFAS No.
         133. Therefore, the adoption of SFAS No. 133 on January 1, 2001, had no effect on the company's consolidated results of operations or financial position. In January 2001, the Emerging Issues Task Force (EITF), issued EITF Issue No. 00-22 "Accounting for `Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future." EITF Issue No. 00-22 provides guidance regarding timing of recognition and income statement classification of costs incurred in connection with offers of volume-based sales incentives that are provided to customers at a future date upon reaching certain volume purchase levels. This guidance requires certain volume rebate offers delivered subsequent to the related transactions in which they are earned, be recognized when incurred and reported as a reduction of revenue in the statement of operations. The effective date of EITF No. 00-22 is the first quarter ending after February 15, 2001. The company's accounting policies are currently consistent with the guidance provided in this EITF; therefore, this standard does not have an impact on the company's statements of income or financial position.

8.       RECLASSIFICATIONS

         Certain amounts in the 2000 financial statements have been reclassified to conform to the 2001 presentation.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

For the three months ended March 31, 2001, net cash from operations was a use of $0.6 million compared to a source of $2.8 million for the same period in 2000. Working capital totaled to a use of $15.4 million compared to a use of $10.9 million for the same period last year. Accounts receivable increased by $10.1 million compared to $0.8 million in 2000 mainly due to higher seasonal sales increases this year. Inventories were down by $7.5 million for the current year period compared to a decrease of $0.3 million last year. Accounts payable and accrued liabilities decreased by $11.9 million compared to last year's decrease of $9.8 million.

Capital spending totaled $5.2 million for the first three months of 2001 compared to $5.4 million for the same period in 2000. Total year capital spending for 2001 is projected to be higher than the $28.4 million recorded in 2000.

Since December 31, 2000, consolidated debt has increased by $8.5 million, to $114.6 million. As of March 31, 2001, the ratio of long-term debt to long-term debt plus shareholders' equity was 40.2 percent compared to 38.5 percent last year-end.

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

There have been no material changes in the company's market risks since December 31, 2000.

RESULTS OF OPERATIONS
---------------------

Three Months Ended March 31, 2001 and 2000
------------------------------------------

Net income for the first quarter ended March 31, 2001, was $3.6 million, or $0.36 per share diluted, down 15 percent from $4.3 million, or $0.41 per share diluted, reported for the same quarter a year ago. Net sales increased one percent to $176.9 million in the first quarter of 2001 from $175.0 million reported for the first quarter of 2000. Net sales by segment were:

         (Dollars in thousands)                               Three Months
                                                             Ended March 31
                                             -----------------------------------------------
                                                    2001            2000        % Change
                                                    ----            ----        --------
         Net Sales:
             Surfactants                        $140,378        $139,168             +1%
             Polymers                             30,833          31,586             -2%
             Specialty Products                    5,646           4,234            +33%
                                                --------        --------
                  Total                         $176,857        $174,988             +1%
                                                ========        ========

Surfactants net sales increased one percent between years. Domestic operations, which accounted for 77 percent of total surfactant revenues, reported a $0.8 million, or one percent, increase in net sales from year to year. Sales volume increased four percent, which more than offset a three percent decline in average selling prices. Sales volume increased due to improvement in the company's personal care business. Average selling prices fell due to product mix. Net sales for foreign surfactants operations increased $0.4 million, or one percent, despite a one percent decline in sales volume. The company's Colombian and European operations accounted for the foreign net sales improvement. Higher sales volume drove Colombia's increase, while Europe benefited from higher average selling prices. Mexican operations reported a 35 percent drop in net sales due primarily to a 32 percent decline in sales volume.

Surfactants gross profit declined nine percent to $19.2 million in 2001 from $21.1 million a year ago. Domestic operations reported a $1.5 million, or nine percent, decline in gross profit due to a drop in average margins. The decrease in average margins was mainly due to higher utility costs and weaker sales mix. Gross profit for foreign operations declined $0.4 million, or eight percent, between years. The previously noted drop in sales volume coupled with a decrease in average margins led to the decline. Mexican operations contributed most to the decline offsetting gains achieved by European and South American operations.

Polymers net sales decreased two percent from $31.6 million in the first quarter of 2000 to $30.8 million in the first quarter of 2001. The decline was due to a 12 percent reduction in sales volume which more than offset an 11 percent increase in average selling prices. Phthalic anhydride (PA) accounted for most of the decline. PA's net sales decreased 21 percent from $10.5 million in 2000 to $8.3 million in 2001. Lower sales volume accounted for the decrease and more than offset a ten percent rise in average selling prices. Higher raw material costs, which were passed on to customers, led to the average selling price increase. Net sales for global polyurethane polyols rose four percent from $16.5 million in the first quarter of 2000 to $17.2 million for the same period in 2001. Increased domestic and European sales accounted for the improvement. Domestic net sales reflected higher average selling prices, partially offset by lower sales volume. European net sales reflected increased sales volume, partially offset by lower average selling prices. Total polyurethane polyols sales volume remained flat between years. Polyurethane systems reported a $0.7 million, or 16 percent, increase in net sales between quarters. A seven percent rise in sales volume coupled with an eight percent increase in average selling prices led to the gain in revenue.

Polymers gross profit fell $0.4 million, or seven percent, to $5.5 million in the first quarter of 2001 from $5.9 million a year ago. PA's gross profit dropped $0.9 million, or 71 percent, from quarter to quarter. The decline was due to decreased average margins and sales volume. Higher unit overhead costs resulting from decreased production volume led to the lower margins. Polyurethane polyols gross profit increased eight percent, or $0.3 million, from $4.2 million in 2000 to $4.5 million in 2001. Improved average domestic margins, offset somewhat by lower average European margins, led to the increase. Earnings for polyurethane systems rose $0.2 million, or 20 percent, from $1.1 million in the first quarter of 2000 to $1.3 million in the same period of 2001. The increase was due to higher sales volume and improved average margins.

Specialty products reported $5.6 million in net sales in the first quarter of 2001 compared to $4.2 million reported a year ago. The increase was due to improved sales volume and higher average selling prices. The prior year quarter volume was disrupted by post year 2000 inventory adjustments. Gross profit increased from $0.1 million in the first quarter of 2000 to $1.2 million in the first quarter of 2001. The rise was primarily due to higher sales volume of higher margin products.

Operating expenses remained almost unchanged between quarters. Interest expense declined five percent due to lower average debt levels and improving interest rates.

ENVIRONMENTAL AND LEGAL MATTERS
-------------------------------

The company is subject to extensive federal, state and local environmental laws and regulations. Although the company's environmental policies and practices are designed to ensure compliance with these laws and regulations, future developments and increasingly stringent environmental regulation could require the company to make additional unforeseen environmental expenditures. The company will continue to invest in the equipment and facilities necessary to comply with existing and future regulations. During the first quarter of 2001, company expenditures for capital projects related to the environment were $0.3 million and should approximate $1.0 million to $1.4 million for the full year 2001. These projects are capitalized and typically depreciated over 10 years. Recurring costs associated with the operation and maintenance of facilities for waste treatment and disposal and managing environmental compliance in ongoing operations at our manufacturing locations were $1.8 million for the first three months of 2001. While difficult to project, it is not anticipated that these recurring expenses will increase significantly in the future.

The company has been named by the government as a potentially responsible party at 17 waste disposal sites where cleanup costs have been or may be incurred under the federal Comprehensive Environmental Response, Compensation and Liability Act and similar state statutes. In addition, damages are being claimed against the company in general liability actions for alleged personal injury or property damage in the case of some disposal and plant sites. The company believes that it has made adequate provisions for the costs it may incur with respect to these sites. The company has estimated a range of possible environmental and legal losses from $7.3 million to $34.5 million at March 31, 2001. The company's reserve at March 31, 2001 and December 31, 2000 were $16.8 and $16.6 million, respectively. During the first three months of 2001, expenditures related to legal and environmental matters approximated $0.4 million. For certain sites, estimates cannot be made of the total costs of compliance or the company's share of such costs; accordingly, the company is unable to predict the effect thereof on future results of operations. In the event of one or more adverse determinations in any annual or interim period, the impact on results of operations for those periods could be material. However, based upon the company's present belief as to its relative involvement at these sites, other viable entities' responsibilities for cleanup and the extended period over which any costs would be incurred, the company believes that these matters will not have a material effect on the company's financial position. Certain of these matters are discussed in Item 3, Legal Proceedings, in the 2000 Form 10-K Annual Report, and in other filings of the company with the Securities and Exchange Commission, which are available upon request from the company. See Footnote 3, Contingencies, in Notes to Condensed Consolidated Financial Statements, and Item 1, Legal Proceedings, in this Form 10-Q for a summary of the environmental proceedings related to the company's Maywood, New Jersey, and Ewan and D'Imperio environmental sites.

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

Part II                         OTHER INFORMATION
-------------------------------------------------------------------------------
Item 1 - Legal Proceedings

As reported previously, the company's site in Maywood, New Jersey and property formerly owned by the company adjacent to its current site, were listed on the National Priorities List in September 1993 pursuant to the provisions of the Comprehensive Environmental Response Compensation and Liabilities Act (CERCLA) because of certain alleged chemical contamination. Pursuant to an Administrative Order on Consent entered into between the United States Environmental Protection Agency (USEPA) and the company for property formerly owned by the company, and the issuance of an order by USEPA to the company for property currently owned by the company, the company completed a Remedial Investigation Feasibility Study (RI/FS) in 1994. In addition, the company submitted a Feasibility Study Addendum to USEPA in October 2000. The company has been awaiting the issuance of a Record of Decision (ROD) from USEPA which would relate to both the currently owned and formerly owned company property and would recommend the type of remediation required on each property. The company anticipates that USEPA will issue the proposed ROD sometime during fiscal year 2001 or 2002 with a public comment period to follow. The final ROD will be issued sometime after the public comment period.

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

The company believes it has adequate reserves for claims associated with the Maywood site. However, depending on the results of the ongoing discussions regarding the Maywood site, the final cost of the remediation could differ from the current estimates.

As reported previously, the company has been named as a potentially responsible party (PRP) in the case USEPA v. Jerome Lightman (92 CV 4710 D. N. J.) which involves the Ewan and D'Imperio Superfund Sites located in New Jersey. Trial on the issue of the company's liability at these sites was completed in March 2000. The company is awaiting a decision from the court. If the company is found liable at either site, a second trial as to the company's allocated share of clean-up costs at these sites will likely be held in late 2001 or 2002. The company believes it has adequate defenses to the issue of liability. In the event of an unfavorable outcome related to the issue of liability, the company believes it has adequate reserves. On a related matter, the company has filed an appeal to the United States Third Circuit Court of Appeals objecting to the lodging of a partial consent decree in favor of the United States Government in this action. Under the partial consent decree, the government recovered past costs at the site from all PRPs including the company. The company paid its assessed share but by objecting to the partial consent decree, the company is seeking to recover back the sums it paid.

Regarding the D'Imperio Superfund Site, USEPA has indicated it will seek penalty claims against the company based on the company's alleged noncompliance with the modified Unilateral Administrative Order. The company is currently negotiating with USEPA to settle its proposed penalty against the company. In addition, the company also received notice from the New Jersey Department of Environmental Protection (NJDEP) dated March 21, 2001, that NJDEP has indicated it will pursue cost recovery against the alleged responsible parties, including the company. The NJDEP's claims include costs related to remediation of the D'Imperio Superfund Site in the amount of $434,405.53 and alleged natural resource damages in the amount of $529,584.00 (as of November 3, 2000). The NJDEP has proposed settling such claims, with the company being responsible for a portion of these costs. The company is currently investigating its options with respect to both of these potential actions but does not believe that such settlements, if any, will have a material impact on the financial condition of the company.

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

Item 4 - Submission of Matters to a Vote of Security Holders

         (A) The company's 2001 Annual Meeting of Stockholders was held on May 1, 2001.

         (B) At the annual meeting of the company's shareholders on May 1, 2001, shareholders elected Robert G. Potter and F. Quinn Stepan as Directors of the company, all for three-year terms.

                                                  For             Withheld
                                                  ---             --------
                     Robert G. Potter          8,661,042           103,140
                     F. Quinn Stepan           8,554,617           209,565


         (C) A majority of the outstanding shares voted to ratify the appointment of Arthur Andersen LLP as independent auditors for the company for 2001.

                                      8,721,065     For
                                         33,943     Against
                                          9,174     Abstentions

Item 6 - Exhibits and Reports on Form 8-K

         (A)      Exhibits

                  None


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

Date: May 4, 2001