Form 10-Q
period 2001-06-30
STEPAN CO
filed 2001-08-10
CIK 94049

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                             _____________________

                                   FORM 10-Q

(MARK ONE)
( X )    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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
                                                      Yes   X     No
                                                          -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                            Outstanding at July 31, 2001
-------------------------------------         ----------------------------------
      Common Stock, $1 par value                       9,266,856 Shares

Part I                       FINANCIAL INFORMATION
--------------------------------------------------------------------------------
Item 1 - Financial Statements

                                STEPAN COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      June 30, 2001 and December 31, 2000
                                   Unaudited

(Dollars in thousands)                                                                            6/30/01           12/31/00
                                                                                                 --------          ---------
ASSETS
------

CURRENT ASSETS:
   Cash and cash equivalents                                                                     $  2,862          $   3,536
   Receivables, net                                                                               109,843             98,488
   Inventories (Note 2)                                                                            56,762             60,132
   Deferred income taxes                                                                           10,866             10,866
   Other current assets                                                                             4,995              4,191
                                                                                                 --------          ---------
         Total current assets                                                                     185,328            177,213
                                                                                                 --------          ---------

PROPERTY, PLANT AND EQUIPMENT:
   Cost                                                                                           634,312            619,296
   Less: Accumulated depreciation                                                                 437,036            420,149
                                                                                                 --------          ---------
         Property, plant and equipment, net                                                       197,276            199,147
                                                                                                 --------          ---------

OTHER ASSETS                                                                                       39,036             38,689
                                                                                                 --------          ---------

         Total assets                                                                            $421,640          $ 415,049
                                                                                                 ========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
   Current maturities of long-term debt                                                          $ 10,290          $   9,586
   Accounts payable                                                                                54,291             57,255
   Accrued liabilities                                                                             31,308             39,121
                                                                                                 --------          ---------
         Total current liabilities                                                                 95,889            105,962
                                                                                                 --------          ---------

DEFERRED INCOME TAXES                                                                              39,183             39,170
                                                                                                 --------          ---------

LONG-TERM DEBT, less current maturities                                                           105,408             96,466
                                                                                                 --------          ---------

OTHER NON-CURRENT LIABILITIES                                                                      22,041             19,275
                                                                                                 --------          ---------

STOCKHOLDERS' EQUITY:
   5-1/2% convertible preferred stock, cumulative, voting without par value;
     authorized 2,000,000 shares; issued 583,252 shares in 2001 and 583,469
     shares in 2000                                                                                14,581             14,587
   Common stock, $1 par value; authorized 30,000,000 shares;
     issued 9,578,463 shares in 2001 and 9,411,106 shares in 2000                                   9,578              9,411
   Additional paid-in capital                                                                      15,924             13,343
   Accumulated other comprehensive loss                                                           (13,408)           (12,402)
   Retained earnings (approximately $49,262 unrestricted in 2001 and $46,125 in 2000)             139,465            133,308
                                                                                                 --------          ---------

   Less: Treasury stock, at cost                                                                    7,021              4,071
                                                                                                 --------          ---------
         Stockholders' equity                                                                     159,119            154,176
                                                                                                 --------          ---------

         Total liabilities and stockholders' equity                                              $421,640          $ 415,049
                                                                                                 ========          =========

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated balance sheets.

                                 STEPAN COMPANY
                       CONSOLIDATED STATEMENTS OF INCOME
           For the Three and Six Months Ended June 30, 2001 and 2000
                                   Unaudited

                                                              Three Months Ended                    Six Months Ended
(In thousands, except per share amounts)                           June 30                              June 30
                                                           -------------------------             ------------------------
                                                             2001             2000                 2001            2000
                                                           --------         --------             --------        --------
NET SALES                                                  $182,767         $177,897             $359,624        $352,885
Cost of Sales                                               153,066          147,217              304,022         295,122
                                                           --------         --------             --------        --------
Gross Profit                                                 29,701           30,680               55,602          57,763
                                                           --------         --------             --------        --------

Operating Expenses:
   Marketing                                                  6,005            6,220               12,246          12,396
   Administrative                                             6,551            5,929               12,751          12,078
   Research, Development and Technical Services               5,793            5,700               11,424          11,458
                                                           --------         --------             --------        --------
                                                             18,349           17,849               36,421          35,932
                                                           --------         --------             --------        --------

Operating Income                                             11,352           12,831               19,181          21,831

Other Income (Expense):
   Interest, Net                                             (1,805)          (2,186)              (3,761)         (4,237)
   Income from Equity Joint Venture                             493              214                  620             268
                                                           --------         --------             --------        --------
                                                             (1,312)          (1,972)              (3,141)         (3,969)
                                                           --------         --------             --------        --------

Income Before Income Taxes                                   10,040           10,859               16,040          17,862
Provision for Income Taxes                                    3,867            4,234                6,239           6,966
                                                           --------         --------             --------        --------
NET INCOME                                                 $  6,173         $  6,625             $  9,801        $ 10,896
                                                           ========         ========             ========        ========


Net Income Per Common Share (Note 4):
      Basic                                                $   0.65         $   0.68             $   1.02        $   1.11
                                                           ========         ========             ========        ========
      Diluted                                              $   0.61         $   0.64             $   0.97        $   1.05
                                                           ========         ========             ========        ========

Shares used to compute Net Income Per
Common Share (Note 4):
            Basic                                             9,264            9,388                9,253           9,445
                                                           ========         ========             ========        ========
            Diluted                                          10,160           10,279               10,157          10,348
                                                           ========         ========             ========        ========

Dividends per Common Share                                 $ 0.1750         $ 0.1625             $ 0.3500        $ 0.3250
                                                           ========         ========             ========        ========


The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                                 STEPAN COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Six Months Ended June 30, 2001 and 2000
                                   Unaudited

(Dollars in thousands)                                                                        6/30/01         6/30/00
                                                                                             --------        --------
NET CASH FLOW FROM OPERATING ACTIVITIES
    Net income                                                                               $  9,801        $ 10,896
    Depreciation and amortization                                                              19,791          20,483
    Deferred revenue recognition                                                                 (241)         (1,510)
    Deferred income taxes                                                                          88             573
    Environmental and legal liabilities                                                           930            (456)
    Other non-cash items                                                                        1,697            (103)
    Changes in Working Capital:
      Receivables, net                                                                        (11,355)         (7,071)
      Inventories                                                                               3,370          (3,632)
      Accounts payable and accrued liabilities                                                (11,003)         (4,181)
      Other                                                                                      (804)           (299)
                                                                                             --------        --------
       Net Cash Provided by Operating Activities                                               12,274          14,700
                                                                                             --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES
    Expenditures for property, plant and equipment                                            (17,180)        (12,028)
    Other non-current assets                                                                     (964)             67
                                                                                             --------        --------
       Net Cash Used for Investing Activities                                                 (18,144)        (11,961)
                                                                                             --------        --------

CASH FLOWS FROM FINANCING AND OTHER RELATED ACTIVITIES
    Revolving debt and notes payable to banks, net                                             16,300          10,400
    Other debt borrowings                                                                         601              --
    Other debt repayments                                                                      (7,255)         (6,216)
    Purchase of treasury stock, net                                                            (2,950)         (6,113)
    Dividends paid                                                                             (3,644)         (3,477)
    Stock Option Exercises                                                                      2,751             705
    Other non-cash items                                                                         (607)           (837)
                                                                                             --------        --------
       Net Cash Provided by/(Used for) Financing and Other Related Activities                   5,196          (5,538)
                                                                                             --------        --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                        (674)         (2,799)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                                  3,536           3,969
                                                                                             --------        --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                   $  2,862        $  1,170
                                                                                             ========        ========

CASH PAID DURING THE PERIOD FOR:
    Interest                                                                                 $  4,016        $  4,435
    Income taxes                                                                             $  5,229        $  5,235

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                                 STEPAN COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      June 30, 2001 and December 31, 2000
                                   Unaudited

1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
    -------------------------------------------

    The condensed consolidated financial statements included herein have been prepared by the company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate and make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the company's latest Annual Report to Stockholders and the Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2000. In the opinion of management all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of Stepan Company as of June 30, 2001, and the consolidated results of operations for the three and six months then ended and cash flows for the six months then ended, have been included.

2.  INVENTORIES
    -----------

    Inventories include the following amounts:

        (Dollars in thousands)                            6/30/01    12/31/00
                                                         --------   ---------

        Inventories valued primarily on LIFO basis -
           Finished products                             $ 36,349   $  40,515
           Raw materials                                   20,413      19,617
                                                         --------   ---------
        Total inventories                                $ 56,762   $  60,132
                                                         ========   =========


    If the first-in, first-out (FIFO) inventory valuation method had been used for all inventories, inventory balances would have been approximately $9,100,000 and $8,900,000 higher than reported at June 30, 2001, and December 31, 2000, respectively.

3.  CONTINGENCIES
    -------------

    There are a variety of legal proceedings pending or threatened against the company. Some of these proceedings may result in fines, penalties, judgments or costs being assessed against the company at some future time. The company's operations are subject to extensive local, state and federal regulations, including the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("Superfund") and the

     Superfund amendments of 1986. The company, and others, have been named as potentially responsible parties at affected geographic sites. As discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in this filing, the company believes that it has made adequate provisions for the costs it may incur with respect to these sites. The company has estimated a range of possible environmental and legal losses from $7.4 million to $35.0 million at June 30, 2001. At June 30, 2001, the company's reserve was $17.6 million for legal and environmental matters compared to $16.6 million at December 31, 2000.

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

     Following are summaries of the environmental proceedings related to the company's Maywood, New Jersey, and Ewan and D'Imperio environmental sites:

     Maywood, New Jersey, Site:
     --------------------------

     As reported previously, the company's site in Maywood, New Jersey and property formerly owned by the company adjacent to its current site, were listed on the National Priorities List in September 1993 pursuant to the provisions of the Comprehensive Environmental Response Compensation and Liabilities Act (CERCLA) because of certain alleged chemical contamination. Pursuant to an Administrative Order on Consent entered into between the United States Environmental Protection Agency (USEPA) and the company for property formerly owned by the company, and the issuance of an order by USEPA to the company for property currently owned by the company, the company completed a Remedial Investigation Feasibility Study (RI/FS) in 1994. In addition, the company submitted an FS Addendum to USEPA in October 2000. The company received comments from USEPA on the FS Addendum in June 2001, and anticipates that it will be submitting a response to these comments in August 2001. The company has been awaiting the issuance of a Record of Decision (ROD) from USEPA which would relate to both the currently owned and formerly owned company property and would recommend the type of remediation required on each property. It is the company's understanding the USEPA anticipates that it will issue a proposed ROD for the soil response in December 2001 and a separate proposed ROD for the groundwater response sometime during 2002. The final RODs will be issued sometime after the public comment periods.

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

     Ewan and D'Imperio Site:
     ------------------------

     As reported previously, the company has been named as a potentially responsible party (PRP) in the case USEPA v. Jerome Lightman (92 CV 4710 D.
     N. J.) which involves the Ewan and D'Imperio Superfund Sites located in New Jersey. Trial on the issue of the company's liability at these sites was completed in March 2000. The company is awaiting a decision from the court. If the company is found liable at either site, a second trial as to the company's allocated share of clean-up costs at these sites will likely be held in 2002. The company believes it has adequate defenses to the issue of liability. In the event of an unfavorable outcome related to the issue of liability, the company believes it has adequate reserves.

4.   EARNINGS PER SHARE
     ------------------

     Below is the computation of basic and diluted earnings per share for the three and six months ended June 30, 2001 and 2000.

(In thousands, except per share amounts)                           Three Months Ended                Six Months Ended
                                                                        June 30                          June 30
                                                                 ----------------------           ----------------------
                                                                   2001          2000               2001           2000
                                                                 -------       -------            -------        -------
Computation of Basic Earnings per Share
---------------------------------------

Net income                                                       $ 6,173       $ 6,625            $ 9,801        $10,896

Deduct dividends on preferred stock                                  200           205                401            412
                                                                 -------       -------            -------        -------
Income applicable to common stock                                $ 5,973       $ 6,420            $ 9,400        $10,484
                                                                 =======       =======            =======        =======

Weighted-average number of shares outstanding                      9,264         9,388              9,253          9,445

Basic earnings per share                                         $  0.65       $  0.68            $  1.02        $  1.11
                                                                 =======       =======            =======        =======

Computation of Diluted Earnings per Share
-----------------------------------------

Net Income                                                       $ 6,173       $ 6,625            $ 9,801        $10,896

Weighted-average number of shares outstanding                      9,264         9,388              9,253          9,445
Add net shares issuable from assumed exercise of
 options (under treasury stock method)                               230           210                238            217
Add weighted-average shares issuable from assumed
 conversion of convertible preferred stock                           666           681                666            686
                                                                 -------       -------            -------        -------
Shares applicable to diluted earnings                             10,160        10,279             10,157         10,348
                                                                 =======       =======            =======        =======
Diluted earnings per share                                       $  0.61       $  0.64            $  0.97        $  1.05
                                                                 =======       =======            =======        =======

5.   COMPREHENSIVE INCOME
     --------------------

     Below is the company's comprehensive income for the three and six months ended June 30, 2001 and 2000:

(Dollars in thousands)                                       Three Months Ended                 Six Months Ended
                                                                   June 30                          June 30
                                                             -------------------            -----------------------
                                                              2001         2000               2001            2000
                                                             ------       ------            -------         -------
Net income                                                   $6,173       $6,625            $ 9,801         $10,896
Other comprehensive income/(loss):
   Foreign currency translation adjustments                     505         (824)            (1,006)         (1,470)
                                                             ------       ------            -------         -------
Comprehensive income                                         $6,678       $5,801            $ 8,795         $ 9,426
                                                             ======       ======            =======         =======


6.   SEGMENT REPORTING
     -----------------

     Stepan Company has three reportable segments: surfactants, polymers and specialty products. Financial results of Stepan Company's operating segments for the three and six months ended June 30, 2001 and 2000, are summarized below:

(Dollars in thousands)                                                        Specialty     Segment
                                                   Surfactants    Polymers    Products      Totals
                                                   -----------    --------    ---------    ---------
For the quarter ended June 30, 2001
Net sales                                            $140,408     $35,904      $ 6,455      $182,767
Operating income                                       10,435       5,770        2,203        18,408

For the quarter ended June 30, 2000
Net sales                                            $135,079     $37,685      $ 5,133      $177,897
Operating income                                       12,394       5,863          888        19,145


For six months ended June 30, 2001
Net sales                                            $280,786     $66,737      $12,101      $359,624
Operating income                                       20,351       9,692        3,183        33,226

For six months ended June 30, 2000
Net sales                                            $274,247     $69,271      $ 9,367      $352,885
Operating income                                       24,180      10,278          690        35,148

     Below are reconciliations of segment operating income to consolidated income before income taxes:

                                                              Three Months Ended                  Six Months Ended
                                                                   June 30                            June 30
                                                            ----------------------            ------------------------
                                                              2001           2000               2001            2000
                                                            -------        -------            --------        --------
Operating income segment totals                             $18,408        $19,145            $ 33,226        $ 35,148
Unallocated corporate expenses/(a)/                          (7,056)        (6,314)            (14,045)        (13,317)
Interest expense                                             (1,805)        (2,186)             (3,761)         (4,237)
Income from equity joint venture                                493            214                 620             268
                                                            -------        -------            --------        --------
      Consolidated income before income taxes               $10,040        $10,859            $ 16,040        $ 17,862
                                                            =======        =======            ========        ========

     (a) Includes corporate administrative and corporate manufacturing expenses, which are not included in segment operating income and not used to evaluate segment performance.


7.   NEW ACCOUNTING STANDARDS
     ------------------------

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", effective for fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, which deferred the effective date to fiscal years beginning after June 15, 2000. The new standard establishes accounting and reporting requirements for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Such instruments are to be recognized on the balance sheet as either an asset or a liability measured at fair value. Changes in fair value must be recognized currently in earnings or in other comprehensive income if specific hedge criteria are met. Special accounting for qualifying hedges allows a derivative instrument's gains and losses to offset related results on the hedged item in the statement of income, to the extent effective. If a transaction is designated to receive hedge accounting, the company must establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedge and the measurement approach for determining the ineffective aspect of the hedge. At December 31, 2000, and June 30, 2001, the company held no derivative instruments that fell under the accounting rules of SFAS No. 133. Therefore, the adoption of SFAS No. 133 on January 1, 2001, had no effect on the company's consolidated results of operations or financial position.

     In January 2001, the Emerging Issues Task Force (EITF), issued EITF Issue No. 00-22 "Accounting for 'Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future." EITF Issue No. 00-22 provides guidance regarding timing of recognition and income statement classification of costs incurred in connection with offers of volume-based sales incentives that are provided to customers at a future date upon reaching certain volume purchase levels. This guidance requires certain volume rebate offers delivered subsequent to the related transactions in which they are earned, be recognized when incurred and reported as a reduction of revenue in the statement of operations. The effective date of EITF Issue No. 00-22 was the first quarter ending after February 15,

     2001. The adoption of the issue had no impact on the company's statements of income or financial position.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

For the first six months of 2001, net cash from operations totaled $12.3 million compared to $14.7 million for the same period in 2000. Working capital totaled to a use of $19.8 million compared to a use of $15.2 million for the same period last year. Accounts receivable increased by $11.4 million for the current year period compared to $7.1 million in 2000 primarily as a result of higher seasonal sales increases this year. Inventories decreased by $3.4 million for the current year period compared to an increase of $3.6 million last year. Accounts payable and accrued liabilities decreased by $11.0 million for the year to date, compared to last year's decrease of $4.2 million.

Capital expenditures totaled $17.2 million for the six months ended June 30, 2001, compared to $12.0 million for the same period in 2000. Total year capital spending for 2001 is projected to be higher than the $28.4 million recorded during 2000.

Consolidated debt has increased by $9.6 million, to $115.7 million, since December 31, 2000. As of June 30, 2001, the ratio of long-term debt to long-term debt plus shareholders' equity was 39.8 percent compared to 38.5 percent last year-end.

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

RESULTS OF OPERATIONS
---------------------

Three Months Ended June 30, 2001 and 2000
-----------------------------------------

Net income for the second quarter ended June 30, 2001, decreased seven percent from $6.6 million in 2000, or $0.64 per share diluted, to $6.2 million, or $0.61 per share diluted. Net sales rose three percent to $182.8 million in the second quarter of 2001 from $177.9 million a year ago. Net sales by segment were:

            (Dollars in thousands)                    Three Months
                                                      Ended June 30
                                             -------------------------------
                                               2001        2000     % Change
                                             --------    --------   --------
            Net Sales:
               Surfactants                   $140,408    $135,079     + 4%
               Polymers                        35,904      37,685     - 5%
               Specialty Products               6,455       5,133     +26%
                                             --------    --------
                  Total                      $182,767    $177,897     + 3%
                                             ========    ========

Surfactants net sales increased four percent from $135.1 million in the second quarter of 2000 to $140.4 million in the second quarter of 2001. The rise was due to a six percent increase in sales volume which more than offset a two percent decline in average selling prices. Foreign operations led to the improvement reporting a 25 percent increase in net sales due to a 28 percent rise in sales volume. European and Colombian operations contributed most to the increase reporting sales volume gains of 36 percent and 69 percent, respectively. Domestic operations which accounted for 74 percent of total surfactant revenues reported a two percent decline in net sales, dropping from $106.3 million in the second quarter of 2000 to $104.4 million in the same period of 2001. A three percent decline in average selling prices more than offset a one percent rise in sales volume. Average selling prices fell due to product mix.

Surfactants gross profit declined $2.0 million, or nine percent, to $19.9 million in the second quarter of 2001 from $21.9 million in the second quarter of 2000. Domestic operations reported a $2.4 million, or 13 percent, decrease in gross profit due to a decline in average margins. The decline in average margins was mainly due to weaker sales mix and higher energy costs. Foreign operations' gross profit increased $0.4 million, or 10 percent. Higher sales volume, partially offset by a drop in average margins, accounted for the improvement. South American operations contributed most to the rise in profit due to higher sales volume and improved average margins.

Polymers net sales decreased $1.8 million, or five percent, to $35.9 million in the second quarter of 2000 from $37.7 million a year ago. The decline was due to a 12 percent decrease in sales volume, which more than offset a nine percent rise in average selling prices. Net sales for Phthalic Anhydride (PA) declined $3.1 million, or 27 percent, and accounted for most of the decrease. The decline was due to a 35 percent drop in sales volume, which offset a 12 percent rise in average selling price. Higher raw material costs, which were passed on to customers, led to the increase in average prices. Net sales for global polyurethane polyols rose 14 percent to $22.0 million in the second quarter of 2001 from $19.3 million in the same period of 2000.

Domestic operations accounted for the improvement in revenue based on increased sales volume and a rise in average selling prices. European net sales decreased due to a decline in sales volume and lower average selling prices. Polyurethane systems reported a $1.4 million, or 21 percent, decline in net sales between quarters. A 27 percent drop in sales volume accounted for the decrease. A nine percent rise in average selling prices somewhat offset the effect of the lower sales volume.

Polymers gross profit fell $0.2 million, or three percent, from $7.6 million in the second quarter of 2000 to $7.4 million in the same period of 2001. PA's gross profit dropped $0.9 million, or 36 percent, between quarters. Lower sales volume coupled with a decline in average margins accounted for the decrease in earnings. Global polyurethane polyols' gross profit rose $0.9 million, or 20 percent, to $5.2 million for the second quarter of 2001 from $4.3 million for the same period of 2000. Domestic operations contributed $1.1 million in gross profit improvement due to improved average margins and sales volume. The overall improvement in polyurethane polyols was somewhat tempered by European operations' drop in earnings resulting from reduced margins and decreased sales volume. Market pressure and high costs led to the lower results. Polyurethane systems gross profit decreased 12 percent between quarters from $1.4 million in the second quarter of 2000 to $1.2 million in the same quarter of 2001. A 27 percent decrease in sales volume, partially offset by a rise in average margins, accounted for the drop. Higher average selling prices and favorable sales mix led to the improved average margins.

Specialty products reported $6.5 million in net sales in the second quarter of 2001 compared to $5.1 million in the second quarter of 2000. The improvement was primarily due to increased sales volume. Gross profit was $2.5 million in the second quarter of 2001 compared to $1.2 million reported a year ago. A rise in sales volume of higher margin products led to the overall improvement.

Operating expenses for the second quarter 2001 increased three percent from $17.8 million in 2000 to $ 18.3 million in 2001. Administrative expenses increased 10 percent between quarters. Higher legal and payroll expenses, partially offset by a $0.6 million insurance recovery, led to the increased administrative expenses. Marketing expenses declined three percent and research and development expenses increased two percent between quarters.

Interest expense declined 17 percent from quarter to quarter due to lower debt levels and lower interest rates.

Income from the Philippines equity joint venture increased from $0.2 million in the second quarter of 2000 to $0.5 million in the second quarter of 2001. The rise was due to favorable sales mix.

Six Months Ended June 30, 2001 and 2000
---------------------------------------

Net income for the first six months ended June 30, 2001, was $9.8 million, or $0.97 per share diluted, down $1.1 million, or 10 percent, from $10.9 million, or $1.05 per share diluted, for the same period in 2000. Net sales increased two percent to $359.6 million from $352.9 million reported last year. Net sales by segment were:

           (Dollars in thousands)                 Six Months
                                                Ended June 30
                                       --------------------------------
                                         2001        2000      % Change
                                       --------    --------    --------
           Net Sales:
             Surfactants               $280,786    $274,247      + 2%
             Polymers                    66,737      69,271      - 4%
             Specialty Products          12,101       9,367      +29%
                                       --------    --------
                Total                  $359,624    $352,885      + 2%
                                       ========    ========

Surfactants net sales increased two percent from $274.2 million in 2000 to $280.8 million in 2001. Improvement in foreign operations led to the overall increase. Net sales for foreign surfactants operations rose 12 percent from $61.1 million in the first half of 2000 to $68.8 million in 2001, due to higher sales volume. European and Colombian operations led to the foreign operations' rise in revenue due to improved sales volume. Mexican operations reported a 13 percent drop in net sales due primarily to an 11 percent decline in sales volume. Domestic surfactants, which accounted for 76 percent of total surfactant revenues, reported a $1.1 million, or one percent, decrease in revenue. A three percent decline in average selling prices more than offset a three percent rise in sales volume. Sales volume increased due to the improvement in the company's personal care business. Average selling prices declined due to product mix.

Surfactants gross profit decreased nine percent between years from $43.0 million in 2000 to $39.0 million in 2001. Domestic operations reported a $3.9 million, or 11 percent, decline in earnings, due to a drop in average margins. The decrease in average margins was mainly due to weaker sales mix and higher energy costs. Gross profit for foreign surfactants stayed unchanged between years. A 13 percent improvement in sales volume was offset by a decline in average margins.

Polymers net sales decreased four percent from $69.3 million in 2000 to $66.7 million in 2001. Sales volume decreased 12 percent and more than offset a 10 percent rise in average selling prices. PA's net sales fell 24 percent to $17.0 million for the first half of 2001 from $22.3 million for the first half of 2000. Lower sales volume led to the decrease and more than offset an 11 percent rise in average selling prices. Higher raw material costs, which were passed on to customers, led to the average selling prices increase. Global polyurethane polyols net sales rose 10 percent to 39.2 million for the first six months in 2001 from $35.8 million for the same period of 2000. Domestic polyols accounted for most of the improvement due to higher sales volume and increased average selling prices. Polyurethane systems net sales fell six percent to $10.6 million for the current year from $11.2 million for the prior year. A 13 percent decline in sales volume led to the decrease in revenue. Higher average selling prices somewhat offset the effect of the decline in sales volume.

Polymers gross profit decreased $0.6 million, or five percent, from $13.5 million in 2000 to $12.9 million in 2001. Gross profit for PA declined 48 percent to $2.0 million in the first six months of 2001 from $3.8 million a year ago. Lower sales volume and average margins accounted for the lower results. Higher unit overhead costs resulting from decreased production volume led to the lower margins. Global polyurethane polyols gross profit rose $1.1 million, or 14 percent between years. Domestic operations reported an increase in profit of $1.5 million, or 18 percent, due to higher sales volume and improved average margins. European gross profit fell $0.5 million on reduced average margins. Market pressure and higher costs led to the decrease in margins. Polyurethane systems gross profit remained almost unchanged at $2.5 million from year to year. Improved margins were offset by a 13 percent drop in sales volume. Average margins improved due to a favorable sales mix and average selling price increase.

Specialty products reported $12.1 million in net sales for the first six months of 2001, an increase of $2.7 million from $9.4 million revenue a year ago. The increase was due to improved sales volume and higher average selling prices. Gross profit rose $2.4 million from year to year. The increase was due to higher sales volume and favorable sales mix.

Operating expenses for the first half of 2001 increased one percent from $35.9 million in 2000 to $36.4 million in the current year. Administrative expenses rose six percent between years. Higher legal and payroll expenses, partially offset by a $0.6 million insurance recovery, led to the increased administrative expenses. Marketing expenses decreased one percent and research and development expenses stayed unchanged.

Interest expenses declined 11 percent from year to year due to lower average debt levels coupled with slightly lower overall borrowing rates.

Income from the Philippines equity joint venture increased to $0.6 million in 2001 from $0.3 million a year ago. Higher sales volume, a more favorable sales mix and a smaller peso devaluation loss led to the improvement.

OUTLOOK
-------

The company does not expect to see significant improvement in the second half of the year due to the uncertainty surrounding the economy. In addition, the company just started the implementation of an enterprise resource planning system that will result in additional expenses to be recognized over the next 15 months.

ENVIRONMENTAL AND LEGAL MATTERS
-------------------------------

The company is subject to extensive federal, state and local environmental laws and regulations. Although the company's environmental policies and practices are designed to ensure compliance with these laws and regulations, future developments and increasingly stringent environmental regulation could require the company to make additional unforeseen environmental expenditures. The company will continue to invest in the equipment and facilities necessary to comply with existing and future regulations. During the first six months of 2001, company expenditures for capital projects related to the environment were $0.7 million and should approximate $1.0 million to $1.6 million for the full year 2001. These projects are capitalized and typically depreciated over 10 years. Recurring costs associated with the operation and maintenance of facilities for waste treatment and disposal and managing environmental compliance in ongoing operations at our manufacturing locations were $3.8 million for the first six months of 2001.

The company has been named by the government as a potentially responsible party at 17 waste disposal sites where cleanup costs have been or may be incurred under the federal Comprehensive Environmental Response, Compensation and Liability Act and similar state statutes. In addition, damages are being claimed against the company in general liability actions for alleged personal injury or property damage in the case of some disposal and plant sites. The company believes that it has made adequate provisions for the costs it may incur with respect to these sites. The company has estimated a range of possible environmental and legal losses from $7.4 million to $35.0 million at June 30, 2001. At June 30, 2001, the company's reserve was $17.6 million for legal and environmental matters compared to $16.6 million at December 31, 2000. During the first six months of 2001, expenditures related to legal and environmental matters approximated $0.8 million. For certain sites, estimates cannot be made of the total costs of compliance or the company's share of such costs; accordingly, the company is unable to predict the effect thereof on future results of operations. In the event of one or more adverse determinations in any annual or interim period, the impact on results of operations for those periods could be material. However, based upon the company's present belief as to its relative involvement at these sites, other viable entities' responsibilities for cleanup and the extended period over which any costs would be incurred, the company believes that these matters will not have a material effect on the company's financial position. Certain of these matters are discussed in Item 3, Legal Proceedings, in the 2000 Form 10-K Annual Report and in other filings of the company with the Securities and Exchange Commission, which are available upon request from the company. See Footnote 3, Contingencies, in Notes to Condensed Consolidated Financial Statements, and Item 1, Legal Proceedings, in this Form 10-Q for a summary of the environmental proceedings related to the company's Maywood, New Jersey, and Ewan and D'Imperio environmental sites.

NEW ACCOUNTING STANDARDS
------------------------

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001 for acquisitions entered into prior to June 30, 2001 and effective immediately for acquisitions entered into after June 30, 2001. The SFAS No. 142 addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. The new standard establishes that goodwill is no longer to be amortized. Instead, goodwill will be tested for impairment by applying a fair-value-based test each year, and more frequently, if circumstances indicate a possible impairment. If the carrying amount exceeds the implied fair value of that goodwill, an impairment loss shall be recognized. Equity-method goodwill is not, however, subject to the new impairment rules; the impairment guidance in existing rules for equity-method investments continues to apply. The standard also establishes new accounting guidelines for intangible assets that are determined to have an indefinite useful life. These assets are no longer subject to amortization, but shall be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. If the carrying amount of an intangible asset exceeds the fair value, an impairment loss shall be recognized in an amount equal to that excess. The company will adopt SFAS No. 141 and SFAS No. 142 on January 1, 2002. Upon adopting SFAS No. 142, the company estimates that approximately $0.4 million of goodwill amortization will stop being recorded. Presently, it is unknown whether any intangible asset impairments will be recognized or whether the amortization of any identifiable intangible assets will be reduced. The company is currently assessing such matters.

In April 2001, the Emerging Issues Task Force (EITF) issued EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products". EITF Issue No. 00-25 provides guidance regarding the reporting of consideration given by a vendor to a reseller of the vendor's products. This Issue requires certain considerations from vendor to a reseller of the vendor's products be considered: (a) as a reduction of the selling prices of the vendor's products and, therefore, be recorded as a reduction of revenue when recognized in the vendor's income statement, or (b) as a cost incurred by the vendor for assets or services received from the reseller and, therefore, be recorded as a cost or an expense when recognized in the vendor's income statement. EITF Issue No. 00-25 is effective for fiscal years beginning after December 15, 2001. The company's accounting policies are currently consistent with the guidance provided in this EITF. Therefore, adoption of this standard is not expected to have an impact on the company's statements of income or financial position.

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

Part II                        OTHER INFORMATION
--------------------------------------------------------------------------------
Item 1 - Legal Proceedings

As reported previously, the company's site in Maywood, New Jersey and property formerly owned by the company adjacent to its current site, were listed on the National Priorities List in September 1993 pursuant to the provisions of the Comprehensive Environmental Response Compensation and Liabilities Act (CERCLA) because of certain alleged chemical contamination. Pursuant to an Administrative Order on Consent entered into between the United States Environmental Protection Agency (USEPA) and the company for property formerly owned by the company, and the issuance of an order by USEPA to the company for property currently owned by the company, the company completed a Remedial Investigation Feasibility Study (RI/FS) in 1994. In addition, the company submitted an FS Addendum to USEPA in October 2000. The company received comments from USEPA on the FS Addendum in June 2001, and anticipates that it will be submitting a response to these comments in August 2001. The company has been awaiting the issuance of a Record of Decision (ROD) from USEPA which would relate to both the currently owned and formerly owned company property and would recommend the type of remediation required on each property. It is the company's understanding the USEPA anticipates that it will issue a proposed ROD for the soil response in December 2001 and a separate proposed ROD for the groundwater response sometime during 2002. The final RODs will be issued sometime after the public comment periods.

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

As reported previously, the company has been named as a potentially responsible party (PRP) in the case USEPA v. Jerome Lightman (92 CV 4710 D. N. J.) which involves the Ewan and D'Imperio Superfund Sites located in New Jersey. Trial on the issue of the company's liability at these sites was completed in March 2000. The company is awaiting a decision from the court. If the company is found liable at either site, a second trial as to the company's allocated share of clean-up costs at these sites will likely be held in 2002. The company believes it has adequate defenses to the issue of liability. In the event of an unfavorable outcome related to the issue of liability, the company believes it has adequate reserves. On a related matter, the company has filed an appeal to the United States Third Circuit Court of Appeals objecting to the lodging of a partial consent decree in favor of the United States Government in this action. Under the partial consent decree, the government recovered past costs at the site from all PRPs including the company. The company paid its assessed share but by objecting to the partial consent decree, the company is seeking to recover back the sums it paid.

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

                                  STEPAN COMPANY



                                  /s/ Walter J. Klein
                                  Walter J. Klein
                                  Vice President - Finance
                                  Principal Financial and Accounting Officer
Date:  August 10, 2001