Form 10-Q
period 2001-09-30
STEPAN CO
filed 2001-11-13
CIK 94049

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

(MARK ONE)
(X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
        FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

( )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
        FOR THE TRANSITION PERIOD FROM ______________ TO __________

                                     1-4462
                           --------------------------
                             Commission File Number

                                 STEPAN COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                36 1823834
-------------------------------------         --------------------------------
  (State or other jurisdiction of                   (I.R.S. Employer
   incorporation or organization)                 Identification Number)


               Edens and Winnetka Road, Northfield, Illinois 60093
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number                                (847) 446-7500
                                            ------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                   Yes    X       No ____
                                                         ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                          Outstanding at October 31, 2001
-------------------------------------     -------------------------------------
    Common Stock, $1 par value                       9,230,548 Shares

Part I                  FINANCIAL INFORMATION
--------------------------------------------------------------------------------
Item 1  -  Financial Statements

                                 STEPAN COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    September 30, 2001 and December 31, 2000
                                    Unaudited



(Dollars in thousands)                                                                   9/30/01     12/31/00
                                                                                         -------     --------

ASSETS
------

CURRENT ASSETS:
   Cash and cash equivalents                                                            $   3,218    $   3,536
   Receivables, net                                                                       111,774       98,488
   Inventories (Note 2)                                                                    61,160       60,132
   Deferred income taxes                                                                   10,866       10,866
   Other current assets                                                                     4,633        4,191
                                                                                        ---------    ---------
      Total current assets                                                                191,651      177,213
                                                                                        ---------    ---------

PROPERTY, PLANT AND EQUIPMENT:
   Cost                                                                                   658,979      619,296
   Less: Accumulated depreciation                                                         446,219      420,149
                                                                                        ---------    ---------
      Property, plant and equipment, net                                                  212,760      199,147
                                                                                        ---------    ---------

OTHER ASSETS                                                                               39,989       38,689
                                                                                        ---------    ---------

         Total assets                                                                   $ 444,400    $ 415,049
                                                                                        =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
   Current maturities of long-term debt                                                 $  10,547    $   9,586
   Accounts payable                                                                        60,163       57,255
   Accrued liabilities                                                                     42,725       39,121
                                                                                        ---------    ---------
      Total current liabilities                                                           113,435      105,962
                                                                                        ---------    ---------

DEFERRED INCOME TAXES                                                                      37,150       39,170
                                                                                        ---------    ---------

LONG-TERM DEBT, less current maturities                                                   111,548       96,466
                                                                                        ---------    ---------

OTHER NON-CURRENT LIABILITIES                                                              21,827       19,275
                                                                                        ---------    ---------

STOCKHOLDERS' EQUITY:
   5-1/2% convertible preferred stock, cumulative, voting without par value;
        authorized 2,000,000 shares; issued 583,252 shares in 2001 and 583,469
        shares in 2000                                                                     14,581       14,587
   Common stock, $1 par value; authorized 30,000,000 shares; issued 9,595,463
        shares in 2001 and 9,411,106 shares in 2000                                         9,595        9,411
   Additional paid-in capital                                                              16,147       13,343
   Accumulated other comprehensive loss                                                   (13,682)     (12,402)
   Retained earnings (approximately $50,588 unrestricted in 2001 and $46,125 in 2000)     142,126      133,308
                                                                                        ---------    ---------

   Less: Treasury stock, at cost                                                            8,327        4,071
                                                                                        ---------    ---------
         Stockholders' equity                                                             160,440      154,176
                                                                                        ---------    ---------

         Total liabilities and stockholders' equity                                     $ 444,400    $ 415,049
                                                                                        =========    =========



The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated balance sheets.

                                 STEPAN COMPANY
                      CONSOLIDATED STATEMENTS OF INCOME For
           the Three and Nine Months Ended September 30, 2001 and 2000
                                    Unaudited





 (In thousands, except per share amounts)           Three Months Ended         Nine Months Ended
                                                        September 30             September 30
                                                 ------------------------- ------------------------
                                                      2001        2000          2001        2000
                                                      ----        ----          ----        ----
NET SALES                                         $ 173,829    $ 176,608    $ 533,453    $ 529,493
Cost of Sales                                       147,346      147,583      451,368      442,705
                                                  ---------    ---------    ---------    ---------
Gross Profit                                         26,483       29,025       82,085       86,788
                                                  ---------    ---------    ---------    ---------

Operating Expenses:
   Marketing                                          6,498        5,968       18,744       18,364
   Administrative                                     5,843        5,933       18,594       18,011
   Research, Development and Technical Services       5,517        5,238       16,941       16,696
                                                  ---------    ---------    ---------    ---------
                                                     17,858       17,139       54,279       53,071
                                                  ---------    ---------    ---------    ---------

Operating Income                                      8,625       11,886       27,806       33,717

Other Income (Expense):
   Interest, Net                                     (1,819)      (2,099)      (5,580)      (6,336)
   Income from Equity Joint Venture                     529          202        1,149          470
                                                  ---------    ---------    ---------    ---------
                                                     (1,290)      (1,897)      (4,431)      (5,866)
                                                  ---------    ---------    ---------    ---------

Income Before Income Taxes                            7,335        9,989       23,375       27,851
Provision for Income Taxes                            2,854        3,756        9,093       10,722
                                                  ---------    ---------    ---------    ---------
NET INCOME                                        $   4,481    $   6,233    $  14,282    $  17,129
                                                  =========    =========    =========    =========

Net Income Per Common Share (Note 4):
      Basic                                       $    0.46    $    0.65    $    1.48    $    1.76
                                                  =========    =========    =========    =========
      Diluted                                     $    0.44    $    0.61    $    1.41    $    1.67
                                                  =========    =========    =========    =========

Shares used to compute Net Income Per
Common Share (Note 4):

     Basic                                            9,260        9,282        9,255        9,390
                                                  =========    =========    =========    =========
     Diluted                                         10,132       10,152       10,149       10,282
                                                  =========    =========    =========    =========

Dividends per Common Share                        $  0.1750    $  0.1625    $  0.5250    $  0.4875
                                                  =========    =========    =========    =========


The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                                 STEPAN COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 2001 and 2000
                                    Unaudited


(Dollars in thousands)                                                           9/30/01     9/30/00
                                                                                 -------     -------
NET CASH FLOW FROM OPERATING ACTIVITIES
   Net income                                                                   $ 14,282    $ 17,129
   Depreciation and amortization                                                  29,758      30,782
   Deferred revenue recognition                                                     (355)     (1,635)
   Deferred income taxes                                                          (2,016)       (230)
   Environmental and legal liabilities                                               744         (47)
   Other non-cash items                                                            1,193      (1,085)
   Changes in Working Capital:
      Receivables, net                                                            (1,505)     (4,853)
      Inventories                                                                  1,122      (5,975)
      Accounts payable and accrued liabilities                                    (2,172)     (1,209)
      Other                                                                         (442)       (427)
                                                                                --------    --------
         Net Cash Provided by Operating Activities                                40,609      32,450
                                                                                --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Expenditures for property, plant and equipment                                (24,375)    (19,213)
   Investment in acquisitions                                                    (24,623)       --
   Other non-current assets                                                         (627)       (222)
                                                                                --------    --------
       Net Cash Used for Investing Activities                                    (49,625)    (19,435)
                                                                                --------    --------

CASH FLOWS FROM FINANCING AND OTHER RELATED ACTIVITIES
   Revolving debt and notes payable to banks, net                                 24,000       6,200
   Other debt borrowings                                                           1,152        --
   Other debt repayments                                                          (9,109)     (8,008)
   Purchase of treasury stock, net                                                (4,257)     (7,317)
   Dividends paid                                                                 (5,464)     (5,188)
   Stock option exercises                                                          2,986       1,041
   Other non-cash items                                                             (610)     (1,318)
                                                                                --------    --------
       Net Cash Provided by/(Used for) Financing and Other Related Activities      8,698     (14,590)
                                                                                --------    --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                           (318)     (1,575)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                     3,536       3,969
                                                                                --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $  3,218    $  2,394
                                                                                ========    ========

CASH PAID DURING THE PERIOD FOR:
   Interest                                                                     $  4,829    $  5,390
   Income taxes                                                                 $  5,944    $  9,956


The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                                 STEPAN COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    September 30, 2001 and December 31, 2000
                                    Unaudited

1.       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         -------------------------------------------

         The condensed consolidated financial statements included herein have been prepared by the company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (although the balance sheet at 12/31/00 is condensed from the audited balance sheet at that date). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate and make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the company's latest Annual Report to Stockholders and the Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2000. In the opinion of management all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of Stepan Company as of September 30, 2001, and the consolidated results of operations for the three and nine months then ended and cash flows for the nine months then ended, have been included.

2.       INVENTORIES
         -----------

         Inventories include the following amounts:

           (Dollars in thousands)                           9/30/01     12/31/00
                                                           --------     --------
           Inventories valued primarily on LIFO basis -
              Finished products                            $ 39,019     $ 40,515
              Raw materials                                  22,141       19,617
                                                           --------     --------
           Total inventories                               $ 61,160     $ 60,132
                                                           ========     ========

         If the first-in, first-out (FIFO) inventory valuation method had been used for all inventories, inventory balances would have been approximately $8.8 million and $8.9 million higher than reported at September 30, 2001, and December 31, 2000, respectively.

3.       CONTINGENCIES
         -------------

         There are a variety of legal proceedings pending against the company. Some of these proceedings may result in fines, penalties, judgments or costs being assessed against the company at some future time. The company's operations are subject to extensive local, state and federal regulations, including the federal Comprehensive Environmental

          Response, Compensation and Liability Act of 1980 ("Superfund") and the Superfund amendments of 1986. The company, and others, has been named as potentially responsible parties at affected geographic sites. As discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in this filing, the company believes that it has made adequate provisions for the costs it may incur with respect to these sites. The company has estimated a range of possible environmental and legal losses from $7.4 million to $35.0 million at September 30, 2001. At September 30, 2001, the company's reserve was $17.4 million for legal and environmental matters compared to $16.6 million at December 31, 2000.

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

          Following are summaries of the environmental proceedings related to the company's Maywood, New Jersey, and Ewan and D'Imperio environmental sites:

          Maywood, New Jersey, Site:
          --------------------------

          As reported previously, the company's site in Maywood, New Jersey and property formerly owned by the company adjacent to its current site, were listed on the National Priorities List in September 1993 pursuant to the provisions of the Comprehensive Environmental Response Compensation and Liabilities Act (CERCLA) because of certain alleged chemical contamination. Pursuant to an Administrative Order on Consent entered into between the United States Environmental Protection Agency (USEPA) and the company for property formerly owned by the company, and the issuance of an order by the USEPA to the company for property currently owned by the company, the company completed a Remedial Investigation Feasibility Study (RI/FS) in 1994. In addition, the company submitted an FS Addendum to USEPA in October 2000. The company received comments from USEPA on the FS Addendum in June 2001, and submitted its response to these comments in September 2001. The company has been awaiting the issuance of a Record of Decision (ROD) from USEPA, which would relate to both the currently owned and formerly owned company property and would recommend the type of remediation required on each property. The final ROD will be issued sometime after the public comment periods.

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

4.       EARNINGS PER SHARE
         ------------------

         Below is the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2001 and 2000.

         (In thousands, except per share amounts)           Three Months Ended   Nine Months Ended
                                                                September 30        September 30
                                                           ------------------   -----------------
                                                              2001      2000      2001      2000
                                                              ----      ----      ----      ----
         Computation of Basic Earnings per Share
         ---------------------------------------
         Net income                                         $ 4,481   $ 6,233   $14,282   $17,129
         Deduct dividends on preferred stock                    200       203       602       614
                                                            -------   -------   -------   -------


         Income applicable to common stock                  $ 4,281   $ 6,030   $13,680   $16,515
                                                            =======   =======   =======   =======

         Weighted-average number of shares outstanding        9,260     9,282     9,255     9,390


         Basic earnings per share                           $  0.46   $  0.65   $  1.48   $  1.76
                                                            =======   =======   =======   =======


         Computation of Diluted Earnings per Share
         -----------------------------------------

         Net Income                                         $ 4,481   $ 6,233   $14,282   $17,129

         Weighted-average number of shares outstanding        9,260     9,282     9,255     9,390


         Add net shares issuable from assumed exercise of
           options (under treasury stock method)                206       197       228       210

         Add weighted-average shares issuable from assumed
           conversion of convertible preferred stock            666       673       666       682
                                                            -------   -------   -------   -------

                                                                                -------   -------
         Shares applicable to diluted earnings               10,132    10,152    10,149    10,282
                                                            =======   =======   =======   =======

         Diluted earnings per share                         $  0.44   $  0.61   $  1.41   $  1.67
                                                            =======   =======   =======   =======


5.       COMPREHENSIVE INCOME
         --------------------

         Below is the company's comprehensive income for the three and nine months ended September 30, 2001 and 2000:

             ( Dollars in thousands)                             Three Months Ended           Nine Months Ended
                                                                    September 30                 September 30
                                                             -------------------------    ------------------------
                                                                   2001       2000           2001         2000
                                                                   ----       ----           ----         ----

             Net income                                         $  4,481    $ 6,233         $14,282      $17,129
             Other comprehensive loss:

                  Foreign currency translation adjustments          (274)      (933)         (1,280)      (2,403)
                                                                --------    -------         --------     --------
             Comprehensive income                               $  4,207    $ 5,300         $13,002      $14,726
                                                                ========    =======         =======      =======

6.       SEGMENT REPORTING
         -----------------

         Stepan Company has three reportable segments: surfactants, polymers and specialty products. Financial results of Stepan Company's operating segments for the three and nine months ended September 30, 2001 and 2000, are summarized below:

     (Dollars in thousands)                                                                  Specialty       Segment
                                                            Surfactants       Polymers       Products        Totals
                                                            -----------       --------       --------        ------
     For the quarter ended September 30, 2001
     ----------------------------------------------------
     Net sales                                             $   134,379      $    31,906     $    7,544     $   173,829
     Operating income                                            7,938            3,915          3,190          15,043

     For the quarter ended September 30, 2000
     ----------------------------------------------------
     Net sales                                             $   131,605      $    38,541     $    6,462     $   176,608
     Operating income                                           10,906            5,313          2,045          18,264

     For nine months ended September 30, 2001
     ----------------------------------------------------
     Net sales                                             $   415,165      $    98,643     $   19,645     $   533,453
     Operating income                                           28,289           13,607          6,373          48,269

     For nine months ended September 30, 2000
     ----------------------------------------------------
     Net sales                                             $   405,852      $   107,812     $   15,829     $   529,493
     Operating income                                           35,086           15,591          2,735          53,412

         Below are reconciliations of segment operating income to consolidated income before income taxes:



                                                                Three Months Ended             Nine Months Ended
                                                                   September 30                   September 30
                                                            ---------------------------    --------------------------
                                                                2001          2000            2001          2000
                                                                ----          ----            ----          ----
           Operating income segment totals                  $   15,043    $   18,264       $   48,269   $   53,412
           Unallocated corporate expenses/(a)/                  (6,418)       (6,378)         (20,463)     (19,695)
           Interest expense                                     (1,819)       (2,099)          (5,580)      (6,336)
           Income from equity in joint venture                    529           202            1,149          470
                                                            ----------    ----------       ----------   ----------
              Consolidated income before income taxes       $    7,335    $    9,989       $   23,375   $   27,851
                                                            ==========    ==========       ==========   ==========

         (a) Includes corporate administrative and corporate manufacturing expenses, which are not included in segment operating income and not used to evaluate segment performance.

7.       NEW ACCOUNTING STANDARDS
         ------------------------

         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", effective for fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, which deferred the effective date to fiscal years beginning after June 15, 2000. The new standard establishes accounting and reporting requirements for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Such instruments are to be recognized on the balance sheet as either an asset or a liability measured at fair value. Changes in fair value must be recognized currently in earnings or in other comprehensive income if specific hedge criteria are met. Special accounting for qualifying hedges allows a derivative instrument's gains and losses to offset related results on the hedged item in the statement of income, to the extent effective. If a transaction is designated to receive hedge accounting, the company must establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedge and the measurement approach for determining the ineffective aspect of the hedge. At December 31, 2000, and September 30, 2001, the company held no derivative instruments that fell under the accounting rules of SFAS No. 133. Therefore, the adoption of SFAS No. 133 on January 1, 2001, had no effect on the company's consolidated results of operations or financial position.

         In January 2001, the Emerging Issues Task Force (EITF), issued EITF

         Issue No.00-22 "Accounting for `Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future." EITF Issue No. 00-22 provides guidance regarding timing of recognition and income statement classification of costs incurred in connection with offers of volume-based sales incentives that are provided to customers at a future date upon reaching certain volume purchase levels. This guidance requires certain volume rebate offers delivered subsequent to the related transactions in which they are earned, be recognized when incurred and reported as a reduction of revenue in the statement of operations. The effective date of EITF Issue No. 00-22 was the first quarter ending after February 15, 2001. The adoption of the issue had no impact on the company's statements of income or financial position.

         In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001, for acquisitions entered into prior to June 30, 2001, and effective immediately for acquisitions entered into after June 30, 2001. SFAS No. 141 requires the use of the purchase method of accounting for all transactions initiated after June 30, 2001. SFAS No. 142 requires that the goodwill acquired as a result of a business combination completed after June 30, 2001, should not be amortized. The company has applied the provisions of SFAS No. 141 and SFAS No. 142 to the September 2001 acquisition of Manro Performance Chemicals Limited (see Footnote 8 for acquisition information).

8.       ACQUISITION

         On September 13, 2001, the company acquired Manro Performance Chemicals Limited based in Stalybridge, United Kingdom. The Manro Performance Chemicals Limited manufactures surfactants for a wide range of customers, and specializes in anionic surfactants, hydrotropes and acid catalysts. This acquisition gives the company a critical mass in Europe. It brings an important market share for anionic surfactants in the United Kingdom and market share at some of the company's strategic multinational customers.

         The acquisition was accounted for as a purchase in accordance with SFAS No. 141. The acquisition cost was $24.6 million, which was $1.2 million in excess of the fair value of Manro Performance Chemicals Limited net assets. The $1.2 million excess acquisition cost over net assets was recorded as goodwill, which in accordance with SFAS No. 142, will not be amortized. The purchase price allocation was based on preliminary estimates of fair values of acquired net assets. Therefore, it may be revised at a later date. Fourth quarter adjustments to the actual purchase price are also anticipated. This acquisition was funded through the company's committed lines of credit. Results of operations of Manro Performance Chemicals Limited were immaterial to the company's third quarter consolidated financial results.

         Presented below are the pro forma financial results prepared under the assumption that the acquisition of Manro Performance Chemicals Limited had been completed at the beginning of the year 2000. These pro forma financial results include the assumption that the acquisition price of $24.6 million was funded through the company's committed lines of credit. Applied weighted average interest rates were 6.90 percent in the first nine months of 2000 and 5.22 percent in 2001 and 7.23 percent in the third quarter of 2000 and 4.30 percent in the third quarter of 2001.


                           PRO FORMA FINANCIAL RESULTS
                                    Unaudited

         (In thousands, except per share amounts)              Three Months Ended              Nine Months Ended
                                                                  September 30                   September 30
                                                          ---------------------------     ----------------------------
                                                              2001             2000            2001             2000
                                                              ----             ----            ----             ----
         Net Sales                                        $  184,233       $  186,359     $   565,305      $   559,775
         Income Before Income Taxes                       $    7,631       $    9,487     $    25,032      $    26,918
         Net Income                                       $    4,663       $    5,835     $    15,295      $    16,555

         Net Income Per Common Share:
               Basic                                      $     0.48       $     0.61     $      1.59      $      1.70
                                                          ==========       ==========     ===========      ===========
               Diluted                                    $     0.46       $     0.57     $      1.51      $      1.61
                                                          ==========       ==========     ===========      ===========

         Shares used to compute Earnings Per Common Share:
              Basic                                            9,260            9,282           9,255            9,390
                                                          ==========       ==========     ===========      ===========
              Diluted                                         10,132           10,152          10,149           10,282
                                                          ==========       ==========     ===========      ===========

         These pro forma statements represent the company's preliminary determination of adjustments associated with the purchase of Manro Performance Chemicals Limited and are based upon available information and certain assumptions that the company believes to be reasonable. Consequently, the amounts reflected in the Pro Forma Financial Results are subject to change, and the final amounts may differ.

9.      RECLASSIFICATIONS

        Certain amounts in the 2000 financial statements have been reclassified to conform to the 2001 presentation.

                                 STEPAN COMPANY
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

The following is management's discussion and analysis of certain significant factors, which have affected the company's financial condition and results of operations during the interim period included in the accompanying condensed consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Net cash from operations for the first three quarters of 2001 totaled $40.6 million compared to $32.5 million for the same period in 2000. Working capital requirements have absorbed $3.0 million for the current year-to-date period, compared to $12.5 million for the same period last year. Since December 31, 2000, accounts receivable and prepaid expenses have increased by $1.5 million and $0.4 million, respectively. Over the same period, inventories have decreased by $1.1 million while accounts payable and accrued liabilities decreased by $2.2 million.

Capital spending has totaled $24.4 million, excluding the acquisition, for the nine months ended September 30, 2001, compared to $19.2 million for the same period in 2000. For the full year 2001, capital expenditures are projected to be higher than the $28.4 million recorded during 2000, due in part to capital expended on the implementation of an enterprise resource planning system.

On September 13, 2001, the Company announced the acquisition of Manro Performance Chemicals Limited, located in Stalybridge, UK. This acquisition was made for cash totaling $24.6 million (including due diligence fees) and was funded through the Company's committed lines of credit. Fourth quarter adjustments to the purchase price are expected.

Consolidated debt has increased by $16.0 million, to $122.1 million, since last year-end, mainly due to funding for Manro Performance Chemicals Limited acquisition. As of September 30, 2001, the ratio of long-term debt to long-term debt plus shareholders' equity was 41.0 percent compared to 38.5 percent at the end of 2000.

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

RESULTS OF OPERATIONS
---------------------

Three Months Ended September 30, 2001 and 2000
----------------------------------------------

Net income for the third quarter ended September 30, 2001, decreased to $4.5 million, or $0.44 per share diluted, from $6.2 million, or $0.61 per share diluted, for the same period in 2000. Net sales decreased two percent from $176.6 million in the third quarter of 2000 to $173.8 million in 2001. Net sales by segment were as follows:

       (Dollars in thousands)                        Three Months
                                                  Ended September 30
                                        ----------------------------------------
                                              2001           2000      % Change
                                              ----           ----      --------
       Net Sales:
           Surfactants                  $    134,379   $    131,605      +2%
           Polymers                           31,906         38,541      -17%
           Specialty Products                  7,544          6,462      +17%
                                        ------------   ------------
                Total                   $    173,829   $    176,608      -2%
                                        ============   ============

Surfactants net sales increased two percent from $131.6 million in the third quarter of 2000 to $134.4 million in the third quarter of 2001. Foreign operations accounted for the net sales improvement, reporting a $5.4 million, or 19 percent, rise in revenue, due to a 13 percent increase in sales volume and a five percent increase in average selling prices. European and Mexican operations contributed most of the increase with sales volume gains of 14 percent and 59 percent, respectively. Domestic operations, which accounted for 74 percent of total surfactant revenues, reported a $2.6 million, or a three percent, decline in net sales from $102.5 million in 2000 to $99.9 million in 2001. The decrease was due to a six percent drop in sales volume, which more than offset a four percent rise in average selling price. Lower demand for laundry and cleaning products accounted for most of the domestic volume decline.

Surfactants gross profit declined $2.1 million, or 10 percent, to $17.6 million in the third quarter of 2001 from $19.7 million in the same period last year. Domestic operations reported a $3.0 million, or 18 percent, drop in gross profit due to declines in sales volume and average margins. The decline in average margins was mainly due to weaker sales mix. The decrease in gross profit for domestic operations was partially offset by a $0.9 million increase in gross profit for foreign operations. Mexican and European operations contributed $0.4 million each to the rise in profit due to higher sales volume and improved average margins.

Polymers net sales for the third quarter of 2001 were $31.9 million, down $6.6 million, or 17 percent, from the $38.5 million reported in the same period of 2000. The decline was due to a 19 percent drop in sales volume, driven primarily by a slowdown in the economy. Global polyurethane polyols net sales fell 13 percent to $18.8 million for the third quarter of 2001 from $21.6 million for the same period in 2000. The decline was due to a 15 percent decrease in sales volume, which more than offset a rise in the average selling price. Domestic operations accounted for most of the decline due to a 17 percent drop in sales volume. European net sales fell six percent due to declines in sales volume and average selling prices. Phthalic anhydride

(PA) net sales decreased 21 percent to $8.1 million for the third quarter of 2001 from $10.3 million for the third quarter of 2000. A 22 percent decline in sales volume accounted for the decrease. Polyurethane systems net sales fell 26 percent to $5.0 million for the third quarter of 2001 from $6.7 million for the third quarter of last year. A decrease in sales volume accounted for the decline.

Polymers gross profit declined $1.6 million, or 23 percent, from $7.0 million in the third quarter of 2000 to $5.4 million in the third quarter of 2001. PA's gross profit fell $0.7 million, or 55 percent, to $0.6 million for the third quarter of 2001 from $1.3 million for the same period a year ago. Lower sales volume coupled with a decline in average margins accounted for the decrease in gross profit. Global polyurethane polyols gross profit dropped $0.5 million, or 11 percent, to $4.4 million for the third quarter of 2001 from $4.9 million for the same period of 2000. Domestic gross profit decreased $0.4 million due to lower sales volume, partially offset by higher average margins. European gross profit fell $0.1 million on reduced average margins and lower sales volume. Market pressure and higher costs led to the decline in average margins. Polyurethane systems gross profit decreased 12 percent to $1.2 million for the third quarter of 2001 from $1.4 million a year ago. Lower sales volume, partially offset by margin improvement, led to the decline.

Specialty products reported $7.5 million in net sales for the third quarter of 2001 compared to $6.5 million a year ago. The rise was due to improved sales volume and higher average selling prices. Gross profit was $3.5 million in the third quarter of 2001 compared to $2.4 million in the third quarter of 2000. Increased sales of higher margin products accounted for the improvement.

Operating expenses for the third quarter of 2001 increased four percent from $17.1 million in 2000 to $17.9 million in 2001. Marketing expenses rose nine percent between quarters. Higher payroll costs and increased provision for bad debts led to the increase. Administrative expenses declined two percent between quarters. Administrative expenses included $1.4 million in costs related to the implementation of an enterprise resource planning system offset by $1.4 million in legal insurance recoveries. Research and development expenses increased five percent.

Interest expenses declined 13 percent between quarters, due primarily to lower overall borrowing rates.

Income from the Philippines joint venture increased to $0.5 million in the third quarter of 2001 from $0.2 million a year ago. The increase was due to a foreign exchange loss resulting from a devaluation of the Philippine peso in the third quarter of 2000.

Nine Months Ended September 30, 2001 and 2000
---------------------------------------------

Net income for the first nine months ended September 30, 2001, was $14.3 million, or $1.41 per share diluted, compared to $17.1 million, or $1.67 per share diluted, for the same period in 2000. Net sales increased one percent to $533.5 million in 2001 from $529.5 million reported last year. Net sales by segment were as follows:

      (Dollars in thousands)                          Nine Months
                                                   Ended September 30
                                       -----------------------------------------
                                           2001          2000          % Change
                                           ----          ----          --------
      Net Sales:
          Surfactants                  $ 415,165      $ 405,852           +2%
          Polymers                        98,643        107,812           -9%
          Specialty Products              19,645         15,829          +24%
                                       ---------      ---------
               Total                   $ 533,453      $ 529,493           +1%
                                       =========      =========

Surfactants net sales increased $9.3 million, or two percent, from $405.9 million in 2000 to $415.2 million in 2001. Net sales for foreign surfactants operations increased 14 percent from $90.3 million in 2000 to $103.3 million in 2001, primarily due to higher sales volume. All foreign subsidiaries reported increased net sales. European and Colombian operations contributed most of the improvement due to higher sales volume and increased average selling prices. Domestic surfactants, which accounted for 75 percent of total surfactant revenues, reported a $3.7 million, or one percent, decrease in revenue. A one percent decline in average selling prices coupled with a flat sales volume led to the decrease. Average selling prices declined due to product mix.

Surfactants gross profit decreased 10 percent between years from $62.7 million in 2000 to $56.7 million in 2001. Domestic operations reported a $6.9 million decline in earnings, due to a drop in average margins. The decrease in average margins was mainly due to weaker sales mix and higher energy costs. Gross profit for foreign surfactants increased $1.0 million, or eight percent, from $11.3 million in 2000 to $12.3 million in 2001. A 13 percent improvement in sales volume more than offset a decline in average margins.

Polymers net sales decreased $9.2 million, or nine percent, from $107.8 million in 2000 to $98.6 million in 2001. Phthalic anhydride (PA) net sales dropped 23 percent to $25.1 million in 2001 from $32.5 million a year ago. A 29 percent decline in sales volume led to the drop in revenue and more than offset an eight percent increase in average selling prices. The higher average selling prices were attributable to increased raw material costs passed on to customers. Polyurethane systems net sales fell 13 percent to $15.5 million for the current year from $17.9 million a year ago. A 20 percent sales volume decline, partially offset by higher average selling prices, led to the fall in net sales. Global polyurethane polyols net sales rose one percent to $58.1 million for the nine months in 2001 from $57.4 million for the same period a year ago. Domestic operations accounted for the sales dollar increase. Higher average selling prices more than offset the effect of a four percent sales volume decline. European net sales decreased nine percent despite a sales volume increase of six percent. The average selling price dropped 14 percent and more than offset the impact of higher sales volume. Continued market pressures led to the drop in selling prices.

Polymers gross profit declined 11 percent from $20.5 million in 2000 to $18.3 million in 2001. Gross profit for PA declined 50 percent to $2.5 million in the first nine months of 2001 from $5.1 million a year ago. Lower sales volume and average margins accounted for the drop in earnings. Higher unit overhead costs resulting from decreased production volume led to the the lower margins. Polyurethane systems gross profit decreased three percent due to a 20 percent drop in sales volume, which was partially offset by improved average margins. Global polyurethane polyols earnings increased $0.7 million, or five percent, between years. Despite lower sales volume, domestic operations reported a $1.2 million, or nine percent, increase in gross profit due to improved average margins. European gross profit fell $0.6 million on reduced average margins. Market pressure and higher costs led to the decrease in margins.

Specialty products reported $19.6 million in net sales for the nine months of 2001 compared to $15.8 million for the same period of 2000. The increase was due to improved sales volume and higher average selling prices. Gross profit rose to $7.1 million in 2001 from $3.7 million in 2000. The increase was due to higher sales volume of higher margin products.

Operating expenses increased two percent between years. Administrative expenses rose three percent, primarily due to $1.5 million costs associated with the implementation of an enterprise resource planning system and a $0.9 million increase in legal expense, partially offset by $2.0 million in legal insurance recoveries. Marketing expenses increased two percent and research and development expenses increased one percent.

Interest expenses declined 12 percent from year-to-year due to lower average debt levels coupled with lower overall borrowing rates.

Income from the Philippines equity joint venture increased to $1.1 million in 2001 from $0.5 million a year ago. The increase was due to a foreign exchange loss resulting from a devaluation of the Philippine peso in 2000.

OUTLOOK
-------

The balance of 2001 will continue to present challenges. The recent acquisition of Manro Performance Chemicals in Manchester, England, is expected to contribute to fourth quarter net income. However, the economy's slowness coupled with continued expenses related to the implementation of an enterprise resource planning system will make the company's previous earnings estimate of $1.80 per share (diluted) difficult to achieve.

LEGAL AND ENVIRONMENTAL  MATTERS
--------------------------------

The company is subject to extensive federal, state and local environmental laws and regulations. Although the company's environmental policies and practices are designed to ensure compliance with these laws and regulations, future developments and increasingly stringent environmental regulation could require the company to make additional unforeseen environmental expenditures. The company will continue to invest in the equipment and facilities necessary to comply with existing and future regulations. During the first nine months of 2001, company expenditures for capital projects related to the environment were $1.0 million and should approximate $1.5 million for the full year 2001. These projects are capitalized and typically depreciated over 10 years. Recurring costs associated with the operation and maintenance of facilities for waste treatment and disposal and managing environmental compliance in ongoing operations at our manufacturing locations were $5.7 million for the first nine months of 2001.

The company has been named by the government as a potentially responsible party at 16 waste disposal sites where cleanup costs have been or may be incurred under the federal Comprehensive Environmental Response, Compensation and Liability Act and similar state statutes. In addition, damages are being claimed against the company in general liability actions for alleged personal injury or property damage in the case of some disposal and plant sites. The company believes that it has made adequate provisions for the costs it may incur with respect to these sites. The company has estimated a range of possible environmental and legal losses from $7.4 million to $35.0 million at September 30, 2001. At September 30, 2001, the company's reserve was $17.4 million for legal and environmental matters compared to $16.6 million at December 31, 2000. During the first nine months of 2001, expenditures related to legal and environmental matters approximated $1.6 million. For certain sites, estimates cannot be made of the total costs of compliance or the company's share of such costs; accordingly, the company is unable to predict the effect thereof on future results of operations. In the event of one or more adverse determinations in any annual or interim period, the impact on results of operations for those periods could be material. However, based upon the company's present belief as to its relative involvement at these sites, other viable entities' responsibilities for cleanup and the extended period over which any costs would be incurred, the company believes that these matters will not have a material effect on the company's financial position. Certain of these matters are discussed in Item 3, Legal Proceedings, in the 2000 Form 10-K Annual Report, and in other filings of the company with the Securities and Exchange Commission, which are available upon request from the company. See Footnote 3, Contingencies, in Notes to Condensed Consolidated Financial Statements, and Item 1, Legal Proceedings, in this Form 10-Q for a summary of the environmental proceedings related to the company's Maywood, New Jersey, and Ewan and D'Imperio environmental sites.


NEW ACCOUNTING STANDARDS
------------------------

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001 for acquisitions entered into prior to June 30, 2001 and effective immediately for acquisitions entered into after June 30, 2001. The SFAS No. 142 addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. The new standard establishes that goodwill is no longer to be amortized. Instead, goodwill will be tested for impairment by applying a fair-value-based test each year, and more frequently, if circumstances indicate a possible impairment. If the carrying amount exceeds the implied fair value of that goodwill, an impairment loss shall be recognized. Equity-method goodwill is not, however, subject to the new impairment rules; the impairment guidance in existing rules for equity-method investments continues to apply. The standard also establishes new accounting guidelines for intangible assets that are determined to have an indefinite useful life. These assets are no longer subject to amortization, but shall be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. If the carrying amount of an intangible asset exceeds the fair value, an impairment loss shall be recognized in an amount equal to that excess. Any impairment as a result of initial adoption of SFAS No. 142 will be recorded in the cumulative effect of changes in accounting principles. The company has applied the provisions of SFAS No. 141 and SFAS No. 142 to the September 13, 2001, acquisition of Manro Performance Chemicals in Manchester, England (See Footnote 8, Acquisitions, in Notes to Condensed Consolidated Financial Statements). The provisions of SFAS No. 141 and SFAS No. 142 will be applied to acquisitions made prior to June 30, 2001, starting on January 1, 2002. The company estimates that approximately $0.4 million of goodwill amortization will stop being recorded. Presently, it is unknown whether any intangible asset impairments will be recognized or whether the amortization of any identifiable intangible assets will be reduced. The company is currently assessing such matters.

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

Part II                           OTHER INFORMATION
--------------------------------------------------------------------------------
Item 1 - Legal Proceedings

As reported previously, the company's site in Maywood, New Jersey and property formerly owned by the company adjacent to its current site, were listed on the National Priorities List in September 1993 pursuant to the provisions of the Comprehensive Environmental Response Compensation and Liabilities Act (CERCLA) because of certain alleged chemical contamination. Pursuant to an Administrative Order on Consent entered into between the United States Environmental Protection Agency (USEPA) and the company for property formerly owned by the company, and the issuance of an order by USEPA to the company for property currently owned by the company, the company completed a Remedial Investigation Feasibility Study (RI/FS) in 1994. In addition, the company submitted an FS Addendum to USEPA in October 2000. The company received comments from USEPA on the FS Addendum in June 2001, and submitted its response to these comments in September 2001. The company has been awaiting the issuance of a Record of Decision (ROD) from USEPA, which would relate to both the currently owned and formerly owned company property and would recommend the type of remediation required on each property. The final ROD will be issued sometime after the public comment period.

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

As reported previously, the company has been named as a potentially responsible party (PRP) in the case USEPA v. Jerome Lightman (92 CV 4710 D. N. J.), which involves the Ewan and D'Imperio Superfund Sites, located in New Jersey. Trial on the issue of the company's liability at these sites was completed in March 2000. The company is awaiting a decision from the court. If the company is found liable at either site, a second trial as to the company's allocated share of clean-up costs at these sites will likely be held in 2002. The company believes it has adequate defenses to the issue of liability. In the event of an unfavorable outcome related to the issue of liability, the company believes it has adequate reserves. On a related matter, the company has filed an appeal to the United States Third Circuit Court of Appeals objecting to the lodging of a partial consent decree in favor of the United States Government in this action. Under the partial consent decree, the government recovered past costs at the site from all PRPs including the company. The company paid its assessed share but by objecting to the partial consent decree, the company is seeking to recover back the sums it paid.

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

Date:  November 12, 2001