Form 10-K
period 2001-12-31
STEPAN CO
filed 2002-03-25
CIK 94049

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-K
(MARK ONE)
                                      [X]
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2001

                                      OR

                                      [_]
           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ____________

                         Commission File Number 1-4462

                               -----------------
                                STEPAN COMPANY
            (Exact name of registrant as specified in its charter)

                      Delaware                 36-1823834
                   (State or other               (I.R.S.
                    jurisdiction         Employer Identification
                 of incorporation or             Number)
                    organization)
              Edens and Winnetka Road,            60093
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

                                     None
                               (Title of Class)

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [_].

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____.

   Aggregate market value at February 28, 2002, of voting stock held by nonaffiliates of the registrant: $148,005,000*

   Number of shares outstanding of each of the issuer's classes of common stock as of February 28, 2002:

                                          Outstanding at February
                        Class                    28, 2002
                        -----             -----------------------
              Common Stock, $1 par value         9,263,125

                      Documents Incorporated by Reference

                  Part of Form 10-K       Document Incorporated
                  -----------------       ---------------------
              Part I, Item 1            2001 Annual Report to
                                        Stockholders
              Part II, Items 5-8        2001 Annual Report to
                                        Stockholders
              Part III, Items 10-12     Proxy Statement dated
                                        March 28, 2002

   *Based on reported ownership by all directors, officers and beneficial owners of more than 5% of registrant's voting stock. However, this determination does not constitute an admission of affiliate status for any of these holders.

================================================================================

                                    PART I

Item 1. Business

   Stepan Company and its subsidiaries (the "company") produce specialty and intermediate chemicals which are sold to other manufacturers and then made into a variety of end products. The company has three reportable segments: surfactants, polymers and specialty products. Surfactants refer to chemical agents which affect the interaction between two surfaces; they can provide actions such as detergency (i.e., the ability of water to remove soil from another surface), wetting and foaming, dispersing, emulsification (aiding two dissimilar liquids to mix), demulsification and viscosity modifications. Surfactants are the basic cleaning agent in detergents for washing clothes, dishes, carpets, fine fabrics, floors and walls. Surfactants are also used for the same purpose in shampoos and conditioners, toothpastes, cosmetics and other personal care products. Commercial and industrial applications include emulsifiers for agricultural products, emulsion polymers such as floor polishes and latex foams and coatings, wetting and foaming agents for wallboard manufacturing and surfactants for enhanced oil recovery. Polymers, which included phthalic anhydride, polyols and polyurethane foam systems, are used in plastics, building materials and refrigeration industries. Polymers are also used in coating, adhesive, sealant and elastomer applications. Specialty products sells chemicals used in food, flavoring and pharmaceutical applications.

MARKETING AND COMPETITION

   Principal markets for surfactants are manufacturers of detergents, shampoos, lotions, toothpastes and cosmetics. In addition, surfactants are sold to the producers of emulsifiers and lubricating products. The company also is a principal provider of polymers used in construction, refrigeration, automotive, boating and other consumer product industries. Specialty products are used primarily by food and pharmaceutical manufacturers.

   The company does not sell directly to the retail market, but sells to a wide range of manufacturers in many industries and has many competitors. The principal methods of competition are product performance, price and adaptability to the specific needs of individual customers. These factors allow the company to compete on a basis other than price alone, reducing the severity of competition as experienced in the sales of commodity chemicals having identical performance characteristics. The company is a leading merchant producer of surfactants in the United States. In the case of surfactants, much of the company's competition comes from several large national and regional producers and the internal divisions of larger companies. In the manufacture of polymers, the company competes with the chemical divisions of several large companies, as well as with other small specialty chemical manufacturers. In recent years, the company has also faced periodic competition from foreign imports of phthalic anhydride. In specialty products, the company competes with several large firms plus numerous small companies.

MAJOR CUSTOMER AND BACKLOG

   The company does not have any one single customer whose business represents more than 10 percent of the company's consolidated revenue. Most of the company's business is essentially on the "spot delivery basis" and does not involve a significant backlog. The company does have contract arrangements with certain customers, but purchases are generally contingent on purchaser requirements.

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

RAW MATERIALS

   The most important raw materials used by the company are of a petroleum or vegetable nature. For 2002, the company has commitments from suppliers to cover its forecasted requirements and is not substantially dependent upon any one supplier.

RESEARCH AND DEVELOPMENT

   The company maintains an active research and development program to assist in the discovery and commercialization of new knowledge with the intent that such effort will be useful in developing a new product or in bringing about a significant improvement to an existing product or process. Total expenses for research and development during 2001, 2000 and 1999 were $13.7 million, $13.4 million, and $13.1 million, respectively. The balance of expenses reflected on the Consolidated Statements of Income relates to technical services, which include routine product testing, quality control and sales support service.

ENVIRONMENTAL COMPLIANCE

   Compliance with applicable federal, state and local regulations regarding the discharge of materials into the environment, or otherwise relating to the protection of the environment, resulted in capital expenditures by the company of approximately $1.1 million during 2001. Such capital expenditures in 2002 should approximate $1.5 to $2.0 million. These expenditures represented approximately three percent of the company's capital expenditures in 2001 and are expected to be approximately five percent in 2002. These expenditures, when incurred, are depreciated and charged on a straight-line basis to pre-tax earnings over their estimated useful lives, which is typically 10 years. Compliance with such regulations is not expected to have a material adverse effect on the company's earnings and competitive position in the foreseeable future.

EMPLOYMENT

   At December 31, 2001 and 2000, the company employed worldwide 1,491 and 1,387 persons, respectively.

FOREIGN OPERATIONS

   See Note 13, Segment Reporting, in the company's 2001 Annual Report to Stockholders which is incorporated by reference herein.

SEGMENTS

   See Note 13, Segment Reporting, in the company's 2001 Annual Report to Stockholders which is incorporated by reference herein.

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

   Surfactants are produced at four plants in the United States and six wholly owned subsidiaries: one in France, United Kingdom, Canada, Mexico, Colombia and Germany. The principal plant is located on a 626 acre site at Millsdale (Joliet), Illinois. A second plant is located on a 39 acre tract in Fieldsboro, New Jersey. West Coast operations are conducted on an eight acre site in Anaheim, California. A fourth plant is located on a 175 acre site in Winder, Georgia. The plant, laboratory and office of Stepan Europe are located on a 20 acre site near

Grenoble, France. Stepan Canada, Inc. is located on a 70 acre leased, with an option to purchase, site in Longford Mills, Ontario, Canada. Stepan Mexico is located on a 13 acre site in Matamoros, Mexico. Stepan Germany is located on a five acre site in Cologne, Germany. Stepan UK Limited is located on a five acre site in Stalybridge (Manchester), United Kingdom. Stepan Colombia is located on a five acre site in Manizales, Colombia. The phthalic anhydride, polyurethane systems and polyurethane polyols plants are also located at Millsdale. Specialty products are mainly produced at a plant located on a 19 acre site in Maywood, New Jersey.

   The company owns all of the foregoing facilities except the leased office space and Canadian plant site mentioned above. The company believes these properties are adequate for its operations.

Item 3. Legal Proceedings

   As reported previously, the company's site in Maywood, New Jersey and property formerly owned by the company adjacent to its current site, were listed on the National Priorities List in September 1993 pursuant to the provisions of the Comprehensive Environmental Response Compensation and Liabilities Act (CERCLA) because of certain alleged chemical contamination. Pursuant to an Administrative Order on Consent entered into between the United States Environmental Protection Agency (USEPA) and the company for property formerly owned by the company, and the issuance of an order by USEPA to the company for property currently owned by the company, the company completed a Remedial Investigation Feasibility Study (RI/FS) in 1994. In addition, the company submitted an FS Addendum to USEPA in October 2000 and its response to USEPA's comments in September 2001. Discussions between USEPA and the company are continuing and the company has submitted additional information regarding the remediation. The company is awaiting the issuance of a Record of Decision
(ROD) from USEPA relating to the currently owned and formerly owned company property and the proposed remediation. The final ROD will be issued sometime after the public comment period.

   In 1985, the company entered into a Cooperative Agreement with the United States of America represented by the Department of Energy (Agreement). Pursuant to this Agreement, the Department of Energy (DOE) took title to radiological contaminated materials and was to remediate, at its expense, all radiological waste on the company's property in Maywood, New Jersey. The Maywood property (and portions of the surrounding area) was remediated by the DOE under the Formerly Utilized Sites Remedial Action Program, a federal program under which the U.S. Government undertook to remediate properties which were used to process radiological material for the U.S. Government. In 1997, responsibility for this clean-up was transferred to the United States Army Corps of Engineers (USACE). On January 29, 1999, the company received a copy of a USACE Report to Congress dated January 1998 in which the USACE expressed their intention to evaluate, with the USEPA, whether the company and/or other parties might be responsible for cost recovery or contribution claims related to the Maywood site. Subsequent to the issuance of that report, the USACE advised the company that it had requested legal advice from the Department of Justice as to the impact of the Agreement.

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

   As reported previously, the company has been named as a potentially responsible party (PRP) in the case USEPA v. Jerome Lightman (92 CV 4710 D. N. J.) which involves the Ewan and D'Imperio Superfund Sites located in New Jersey. Trial on the issue of the company's liability at these sites was completed in March 2000. The company is awaiting a decision from the court. If the company is found liable at either site, a second trial as to the company's allocated share of clean-up costs at these sites will likely be held in 2002 or 2003. The company believes it has adequate defenses to the issue of liability. In the event of an unfavorable outcome related to the issue of liability, the company believes it has adequate reserves. On a related matter, the company has filed an appeal to the United States Third Circuit Court of Appeals objecting to the lodging of a partial consent decree in favor of the United States Government in this action. Under the partial consent decree, the government recovered past costs at the site from all PRPs including the company. The company paid its assessed share but by objecting to the partial consent decree, the company is seeking to recover back the sums it paid.

   Regarding the D'Imperio Superfund Site, USEPA has indicated it will seek penalty claims against the company based on the company's alleged noncompliance with the modified Unilateral Administrative Order. The company is currently negotiating with USEPA to settle its proposed penalty against the company but does not believe that a settlement, if any, will have a material impact on the financial condition of the company. In addition, the company also received notice from the New Jersey Department of Environmental Protection (NJDEP) dated March 21, 2001, that NJDEP has indicated it will pursue cost recovery against the alleged responsible parties, including the company. The NJDEP's claims include costs related to remediation of the D'Imperio Superfund Site in the amount of $434,405.53 and alleged natural resource damages in the amount of $529,584.00 (as of November 3, 2000). The NJDEP has proposed settling such claims, with the company being responsible for a portion of these costs. Although the company has negotiated a share of its costs and damages up to a maximum amount, any payments made by the company are subject to reallocation after the allocation phase of the above-identified trial, if any. The company does not believe that a settlement, if any, will have a material impact on the financial condition of the company.

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

Item 4. Results of Votes of Security Holders

   No matters were submitted to stockholders during the fourth quarter of the fiscal year ended December 31, 2001.

Executive Officers of the Registrant

   Executive Officers are elected annually by the Board of Directors at the first meeting following the Annual Meeting of Stockholders to serve until the next annual meeting of the Board and until their respective successors are duly elected and qualified.

   Effective February 15, 1999, F. Quinn Stepan, Jr., was elected President and Chief Operating Officer. He was previously Vice President and General Manager--Surfactants as of January 1, 1997, Vice President--Global Laundry and Cleaning Products as of May 1996 and Director--Business Management as of May 1992. Mr. F. Quinn Stepan, Sr., has served the company as Chairman and Chief Executive Officer since 1984. He served as President and Chief Operating Officer from 1973 until February 15, 1999.

   Effective February 16, 1999, John V. Venegoni was elected Vice President and General Manager--Surfactants. From May 1992 until May 1996, he served as a Senior Business Manager--Consumer Products. From May 1996 until February 16, 1999, he served as Director--Global Personal Care.

   Effective January 1, 2001, Robert J. Wood was elected Vice President and General Manager--Polymers. From April 1988 until March 1996, he served as a Business Manager--Polyols. From March 1996 until January 1, 2001, he served as Director--Polyols.

   Mickey Mirghanbari retired on June 30, 2001. Before the retirement, he served as Vice President-- Manufacturing and Engineering.

   Earl H. Wagener retired on August 31, 2001. Before the retirement, he served as Vice President--Research and Development.

   Effective March 7, 2001, F. Samuel Eberts III was elected Vice President, General Counsel and Secretary. From 1992 until 1996, he served as an Assistant General Counsel for Baxter International Inc. From 1996 until 1998, he served as an Associate General Counsel for Allegiance Healthcare Corporation. From 1998 until 2001, he served as an Assistant General Counsel for Cardinal Health Inc.

   Effective July 1, 2001, Anthony J. Zoglio was elected Vice
President--Manufacturing and Engineering. From 1991 until June 1, 1999, he served as Millsdale Plant Manager. From June 1, 1999 to July 1, 2001, he served as Vice President, Plant Operations.

   Effective February 11, 2002, James E. Hurlbutt was elected Vice President and Corporate Controller. From August 7, 1996 until February 11, 2002, he served as Controller--International and Tax Accounting.

   All other executive officers have remained in their current capacity for over five years.

   The Executive Officers of the company, their ages as of February 28, 2002, and certain other information are as follows:

                                                                          Year First
                                                                           Elected
     Name            Age                      Title                        Officer
     ----            ---                      -----                       ----------
F. Quinn Stepan..... 64  Chairman and Chief Executive Officer                1967
James A. Hartlage... 64  Senior Vice President--Technology and Operations    1980
Walter J. Klein..... 55  Vice President--Finance                             1985
F. Quinn Stepan, Jr. 41  President and Chief Operating Officer               1997
John V. Venegoni.... 43  Vice President and General Manager--Surfactants     1999
F. Samuel Eberts III 41  Vice President, General Counsel and Secretary       2001
Robert J. Wood...... 44  Vice President and General Manager--Polymers        2001
Anthony J. Zoglio... 56  Vice President--Manufacturing and Engineering       2001
James E. Hurlbutt... 48  Vice President and Corporate Controller             2002

                                    PART II

Item 5. Market for Registrant's Common Stock and Related Security Holder Matters

   (a) The company's common stock is listed and traded on both the New York Stock Exchange and the Chicago Stock Exchange. See Quarterly Stock Data in the company's 2001 Annual Report to Stockholders for market price information which is incorporated by reference herein.

   The company's 5 1/2 percent convertible preferred stock is listed and traded on the New York Stock Exchange and the Chicago Stock Exchange. See Note 7 in the company's 2001 Annual Report to Stockholders for the description of the preferred stockholders' rights which is incorporated by reference herein.

   From time to time the company purchases shares of its common stock in the open market and in block transactions from dealers for the purpose of funding option grants under its stock option plans and deferred compensation plans for directors and officers.

   (b) On February 28, 2002, there were 1,231 holders of common stock of the company.

   (c) See Quarterly Stock Data in the company's 2001 Annual Report to Stockholders for dividend information which is incorporated by reference herein. Also see Note 4 in the company's 2001 Annual Report to Stockholders which sets forth the restrictive covenants covering dividends.

Item 6. Selected Financial Data

   See the Five Year Summary in the company's 2001 Annual Report to Stockholders for selected financial information which is incorporated by reference herein.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures about Market Risk

   See Management's Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures about Market Risk in the company's 2001 Annual Report to Stockholders which is incorporated by reference herein.

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

Item 8. Financial Statements and Supplementary Data

   See the Consolidated Financial Statements, Notes to the Consolidated Financial Statements and Auditors' Report in the company's 2001 Annual Report to Stockholders.

   See the Quarterly Financial Data in the company's 2001 Annual Report to Stockholders for selected quarterly financial data, which is incorporated by reference herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
   See Accounting and Auditing Matters section of the Proxy Statement dated March 28, 2002, which is incorporated by reference herein.
                                   PART III

Item 10. Directors and Executive Officers of the Registrant

   (a) Directors

   See company's Proxy Statement dated March 28, 2002, for Directors of the Registrant, which is incorporated by reference herein.

   (b) Executive Officers

   See Executive Officers of the Registrant in Part 1 above.

Item 11. Executive Compensation

   See company's Proxy Statement dated March 28, 2002, which is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   See company's Proxy Statement dated March 28, 2002, which is incorporated by reference herein.

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

                                          STEPAN COMPANY

                                                    /S/  WALTER J. KLEIN
                                          By: _______________________________
                                                  Vice President, Finance

March 15, 2002

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    /S/  F. QUINN STEPAN      Chairman, Chief Executive     March 15, 2002
-----------------------------   Officer and Director
       F. Quinn Stepan

  /S/  F. QUINN STEPAN, JR.   President, Chief Operating    March 15, 2002
-----------------------------   Officer and Director
    F. Quinn Stepan, Jr.

    /S/  WALTER J. KLEIN      Vice President--Finance,      March 15, 2002
-----------------------------   Principal Financial and
       Walter J. Klein          Accounting Officer

   /S/  JAMES A. HARTLAGE     Senior Vice President--       March 15, 2002
-----------------------------   Technology and Operations
      James A. Hartlage         and Director

   /S/  THOMAS F. GROJEAN     Director                      March 15, 2002
-----------------------------
      Thomas F. Grojean

     /S/  PAUL H. STEPAN      Director                      March 15, 2002
-----------------------------
       Paul H. Stepan

   /S/  ROBERT D. CADIEUX     Director                      March 15, 2002
-----------------------------
      Robert D. Cadieux

   /S/    ROBERT G. POTTER    Director                      March 15, 2002
-----------------------------
      Robert G. Potter

   Walter J. Klein, pursuant to powers of attorney executed by each of the directors and officers listed above, does hereby execute this report on behalf of each of such directors and officers in the capacity in which the name of each appears above.

                                          WALTER J. KLEIN

March 15, 2002

                                 INDEX TO THE
                       CONSOLIDATED FINANCIAL STATEMENTS
                                      AND
                             SUPPLEMENTAL SCHEDULE

   A copy of Stepan Company's Annual Report to Stockholders for the year ended December 31, 2001, has been filed as an exhibit to this Annual Report on Form 10-K. These consolidated financial statements and the Auditors' Report thereon are incorporated herein by reference.

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

          SUPPLEMENTAL SCHEDULE TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE YEAR ENDED DECEMBER 31, 2001
                   AS REQUIRED TO COMPLY WITH REGULATION S-X

Schedule II--Allowance for Doubtful Accounts:

   Below is an analysis of the allowance for doubtful accounts for the three years ended December 31:

                                                   2001    2000    1999
                                                  ------  ------  ------
                                                      (In Thousands)
      Balance, Beginning of Year................. $3,154  $2,389  $2,263
         Provision/(Benefit) charged to income...   (156)  1,281     222
         Accounts written off, net of recoveries.   (726)   (516)    (96)
                                                  ------  ------  ------
      Balance, End of Year....................... $2,272  $3,154  $2,389
                                                  ======  ======  ======

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                           ON SUPPLEMENTAL SCHEDULE

To Stepan Company:

   We have audited in accordance with auditing standards generally accepted in the United States, the financial statements included in Stepan Company's Annual Report to Stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 11, 2002. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The supplemental schedule listed in the index of financial statements is the responsibility of the company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Chicago, Illinois
February 11, 2002

                                 EXHIBIT INDEX

Exhibit
  No.                                                 Description
--------                                              -----------
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

 (13)   Copy of the company's 2001 Annual Report to Stockholders.

 (18)   Letter re change in accounting principle for the year ended December 31, 1992. (Note 8)

 (21)   Subsidiaries of Registrant at December 31, 2001.

 (23)   Consent of Independent Public Accountants.

 (24)   Power of Attorney.

                            Notes To Exhibit Index

Note
No.
----
 1.. Filed with the company's Annual Report on Form 10-K for the year ended December 31, 1987, and incorporated herein by reference.

 2.. Filed with the company's Annual Report on Form 10-K for the year ended December 31, 1988, and incorporated herein by reference.

 3.. Filed with the company's Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference.

 4.. Filed with the company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1991, and incorporated herein by reference.

 5.. Filed with the company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1992, and incorporated herein by reference.

 6.. Filed with the company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992, and incorporated herein by reference.

 7.. Filed with the company's Current Report on Form 8-K filed on April 28, 1993, and incorporated herein by reference.

 8.. Filed with the company's Annual Report on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

 9.. Filed with the company's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference.

10.. Filed with the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, and incorporated herein by reference.

11.. Filed with the company's Annual report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference.

12.. Filed with the company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, and incorporated herein by reference.

Note
No.
----
13.. Filed with the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and incorporated herein by reference.

14.. Filed with the company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, and incorporated herein by reference.

15.. Filed with the company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1999, and incorporated herein by reference.