Form 10-Q
period 2002-03-31
STEPAN CO
filed 2002-05-13
CIK 94049

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM                TO
                                           --------------    ----------

                                     1-4462
                             ----------------------
                             Commission File Number

                                 STEPAN COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                           36 1823834
     ------------------------------          ----------------------
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

                                                       Yes   X       No
                                                                        ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                Outstanding at April 30, 2002
--------------------------                      -----------------------------

Common Stock, $1 par value                                9,286,634

Part I                        FINANCIAL INFORMATION
--------------------------------------------------------------------------------
Item 1  -  Financial Statements

                                 STEPAN COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      March 31, 2002 and December 31, 2001
(Dollars in thousands)             Unaudited

                                                                                        3/31/02    12/31/01
                                                                                        --------   --------
ASSETS
------
CURRENT ASSETS:
   Cash and cash equivalents                                                            $  2,735   $  4,224
   Receivables, net                                                                      109,383    103,190
   Inventories (Note 2)                                                                   57,014     61,863
   Deferred income taxes                                                                  10,570     10,684
   Other current assets                                                                    7,300      5,233
                                                                                        --------   --------
        Total current assets                                                             187,002    185,194
                                                                                        --------   --------
PROPERTY, PLANT AND EQUIPMENT:
   Cost                                                                                  671,978    667,117
   Less: Accumulated depreciation                                                        464,333    454,684
                                                                                        --------   --------
                                                                                         207,645    212,433
                                                                                        --------   --------

GOODWILL, NET (Note 7)                                                                     6,058      6,100
                                                                                        --------   --------

OTHER INTANGIBLE ASSETS, NET (Note 7)                                                     12,910     13,293
                                                                                        --------   --------

OTHER NON-CURRENT ASSETS                                                                  19,949     18,468
                                                                                        --------   --------

               Total assets                                                             $433,564   $435,488
                                                                                        ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
   Current maturities of long-term debt                                                 $  9,840   $ 10,745
   Accounts payable                                                                       55,186     62,410
   Accrued liabilities                                                                    33,766     36,575
                                                                                        --------   --------
        Total current liabilities                                                         98,792    109,730
                                                                                        --------   --------
DEFERRED INCOME TAXES                                                                     34,734     35,040
                                                                                        --------   --------

LONG-TERM DEBT, less current maturities                                                  117,180    109,588
                                                                                        --------   --------

OTHER NON-CURRENT LIABILITIES                                                             21,239     21,401
                                                                                        --------   --------

STOCKHOLDERS' EQUITY:
   5-1/2% convertible preferred stock, cumulative, voting without par value;
       authorized 2,000,000 shares; issued 583,252 shares in 2002
       and 2001                                                                           14,581     14,581
   Common stock, $1 par value; authorized 30,000,000 shares;
      issued 9,690,559 shares in 2002 and 9,604,003 shares in 2001                         9,691      9,604
   Additional paid-in capital                                                             18,375     16,893
   Accumulated other comprehensive loss  (Note 5)                                        (15,971)   (14,800)
   Retained earnings (approximately $50,346 unrestricted in 2002 and $49,138 in 2001)    144,796    142,110
                                                                                        --------   --------

   Less: Treasury stock, at cost                                                           9,853      8,659
                                                                                        --------   --------
         Stockholders' equity                                                            161,619    159,729
                                                                                        --------   --------

               Total liabilities and stockholders' equity                               $433,564   $435,488
                                                                                        ========   ========

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated balance sheets.

                                 STEPAN COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
               For the Three Months Ended March 31, 2002 and 2001
                                    Unaudited

(In thousands, except per share amounts)                          Three Months
                                                                 Ended March 31
                                                               -------------------
                                                                 2002       2001
                                                               --------   --------
NET SALES                                                      $181,156   $176,857
Cost of Sales                                                   152,187    150,956
                                                               --------   --------
Gross Profit                                                     28,969     25,901
                                                               --------   --------
Operating Expenses:
   Marketing                                                      6,131      6,241
   Administrative                                                 8,130      6,200
   Research, Development and Technical Services                   5,986      5,631
                                                               --------   --------
                                                                 20,247     18,072
                                                               --------   --------

Operating Income                                                  8,722      7,829

Other Income (Expense):
   Interest, Net                                                 (1,827)    (1,956)
   Income from Equity Joint Venture                                 488        127
                                                               --------   --------
                                                                 (1,339)    (1,829)
                                                               --------   --------

Income Before Income Taxes                                        7,383      6,000
Provision for Income Taxes                                        2,806      2,372
                                                               --------   --------
NET INCOME                                                        4,577   $  3,628
                                                               ========   ========

Net Income Per Common Share (Note 4):
   Basic                                                       $   0.47   $   0.37
                                                               ========   ========
   Diluted                                                     $   0.45   $   0.36
                                                               ========   ========

Shares Used to Compute Net Income Per Common Share (Note 4):
   Basic                                                          9,250      9,241
                                                               ========   ========
   Diluted                                                       10,153     10,154
                                                               ========   ========

Dividends per Common Share                                     $ 0.1825   $ 0.1750
                                                               ========   ========

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                                 STEPAN COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 2002 and 2001
                                    Unaudited

(Dollars in thousands)                                               3/31/02    3/31/01
                                                                    --------    --------
NET CASH FLOW FROM OPERATING ACTIVITIES
   Net income                                                       $  4,577    $  3,628
   Depreciation and amortization                                      10,251      10,099
   Deferred revenue recognition                                         (115)       (126)
   Deferred income taxes                                                (229)     (1,042)
   Environmental and legal liabilities                                  (113)        156
   Other non-cash items                                                 (299)      2,068
   Changes in Working Capital:
      Receivables, net                                                (6,193)    (10,069)
      Inventories                                                      4,849       7,453
      Accounts payable and accrued liabilities                       (10,033)    (11,864)
      Other                                                           (2,067)       (908)
                                                                    --------    --------
         Net Cash Provided by (Used for) Operating Activities            628        (605)
                                                                    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Expenditures for property, plant and equipment                     (6,490)     (5,184)
   Other non-current assets                                             (327)         54
                                                                    --------    --------
      Net Cash Used for Investing Activities                          (6,817)     (5,130)
                                                                    --------    --------

CASH FLOWS FROM FINANCING AND OTHER RELATED ACTIVITIES
   Revolving debt and notes payable to banks, net                     (3,200)      7,300
   Other debt borrowings                                               9,997       1,241
   Other debt repayments                                                (110)         --
   Purchases of treasury stock, net                                   (1,194)       (618)
   Dividends paid                                                     (1,891)     (1,820)
   Stock option exercises                                              1,566         762
   Other non-cash items                                                 (468)       (764)
                                                                    --------    --------
      Net Cash Provided by Financing and Other Related Activities      4,700       6,101
                                                                    --------    --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  (1,489)        366
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                         4,224       3,536
                                                                    --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $  2,735    $  3,902
                                                                    ========    ========

CASH PAID DURING THE PERIOD FOR:
   Interest                                                         $    800    $    726
   Income taxes                                                     $   (345)   $    (52)

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                                 STEPAN COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      March 31, 2002 and December 31, 2001
                                    Unaudited

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     -------------------------------------------

     The condensed consolidated financial statements included herein have been prepared by the company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (although the balance sheet at 12/31/01 is condensed from the audited balance sheet at that date). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate and make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the company's latest Annual Report to Stockholders and the Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2001. In the opinion of management all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of Stepan Company as of March 31, 2002, and the consolidated results of operations and cash flows for the three months then ended, have been included.

2.   INVENTORIES
     -----------

     Inventories include the following amounts:

     (Dollars in thousands)                         3/31/02   12/31/01
                                                    -------   --------
     Inventories valued primarily on LIFO basis -
        Finished products                           $36,319   $ 36,319
        Raw materials                                20,695     25,544
                                                    -------   --------
     Total inventories                              $57,014   $ 61,863
                                                    =======   ========

     If the first-in, first-out (FIFO) inventory valuation method had been used for all inventories, inventory balances would have been approximately $6.5 million and $7.5 million higher than reported at March 31, 2002, and December 31, 2001, respectively.

3.   CONTINGENCIES
     -------------

     There are a variety of legal proceedings pending or threatened against the company. Some of these proceedings may result in fines, penalties, judgments or costs being assessed against the company at some future time. The company's operations are subject to extensive local, state and federal regulations, including the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) and the

     Superfund amendments of 1986 ("Superfund"). The company and others have been named as potentially responsible parties at affected geographic sites. As discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations, the company believes that it has made adequate provisions for the costs it may incur with respect to these sites. The company has estimated a range of possible environmental and legal losses from $7.2 million to $34.3 million at March 31, 2002. At March 31, 2002, the company's reserve was $17.2 million for legal and environmental matters compared to $17.0 million at December 31, 2001.

     For certain sites, estimates cannot be made of the total costs of compliance, or the company's share of such costs; accordingly, the company is unable to predict the effect thereof on future results of operations. In the event of one or more adverse determinations in any annual or interim period, the impact on results of operations for those periods could be material. However, based upon the company's present belief as to its relative involvement at these sites, other viable entities' responsibilities for cleanup, and the extended period over which any costs would be incurred, the company believes that these matters will not have a material effect on the company's financial position. Certain of these matters are discussed in Item 3, Legal Proceedings, in the 2001 Form 10-K Annual Report and in other filings of the company with the Securities and Exchange Commission, which are available upon request from the company. Following are summaries of the environmental proceedings related to the company's Maywood, New Jersey, and Ewan and D'Imperio environmental sites:

     Maywood, New Jersey, Site

     As reported previously, the company's site in Maywood, New Jersey, and property formerly owned by the company adjacent to its current site, were listed on the National Priorities List in September 1993 pursuant to the provisions of the Comprehensive Environmental Response Compensation and Liabilities Act (CERCLA) because of certain alleged chemical contamination. Pursuant to an Administrative Order on Consent entered into between the United States Environmental Protection Agency (USEPA) and the company for property formerly owned by the company, and the issuance of an order by USEPA to the company for property currently owned by the company, the company completed a Remedial Investigation Feasibility Study (RI/FS) in 1994. The company has also submitted additional information regarding the remediation, most recently in February 2002. Discussions between USEPA and the company are continuing. The company is awaiting the issuance of a Record of Decision (ROD) from USEPA relating to the currently owned and formerly owned company property and the proposed remediation. The final ROD will be issued sometime after the public comment period.

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

     Ewan and D'Imperio Sites

     As reported previously, the company has been named as a potentially responsible party (PRP) in the case USEPA v. Jerome Lightman (92 CV 4710 D.
     N. J.), which involves the Ewan and D'Imperio Superfund Sites located in New Jersey. Trial on the issue of the company's liability at these sites was completed in March 2000. The company is awaiting a decision from the court. If the company is found liable at either site, a second trial as to the company's allocated share of clean-up costs at these sites will likely be held in 2002 or 2003. The company believes it has adequate defenses to the issue of liability. In the event of an unfavorable outcome related to the issue of liability, the company believes it has adequate reserves; however, the final cost related to Ewan and D'Imperio sites could differ from the current estimates.

4.   EARNINGS PER SHARE
     ------------------

     Below is the computation of basic and diluted earnings per share for the three months ended March 31, 2002 and 2001.

     (In thousands, except per share amounts)                             Three Months
                                                                         Ended March 31
                                                                       -----------------
                                                                         2002      2001
                                                                       -------   -------
     Computation of Basic Earnings per Share
     ---------------------------------------
     Net income                                                        $ 4,577   $ 3,628
     Deduct dividends on preferred stock                                   200       201
                                                                       -------   -------
     Income applicable to common stock                                 $ 4,377   $ 3,427
                                                                       =======   =======

     Weighted-average number of shares outstanding                       9,250     9,241

     Basic earnings per share                                          $  0.47   $  0.37
                                                                       =======   =======

     Computation of Diluted Earnings per Share
     -----------------------------------------

     Net income                                                        $ 4,577   $ 3,628

     Weighted-average number of shares outstanding                       9,250     9,241
     Add net shares issuable from assumed exercise of options
        (under treasury stock method)                                      237       247
     Add weighted-average shares issuable from assumed conversion of
     convertible preferred stock                                           666       666
                                                                       -------   -------

     Shares applicable to diluted earnings                              10,153    10,154
                                                                       =======   =======

     Diluted earnings per share                                        $  0.45   $  0.36
                                                                       =======   =======

5.   COMPREHENSIVE INCOME
     --------------------

     Comprehensive income includes net income and all other non-owner changes in equity that are not reported in net income. Below is the company's comprehensive income for the three months ended March 31, 2002 and 2001.

     (Dollars in thousands)                          Three Months Ended
                                                          March 31
                                                     ------------------
                                                       2002       2001
                                                     -------    -------

     Net income                                      $ 4,577    $ 3,628
     Other comprehensive loss:
          Foreign currency translation adjustments    (1,171)    (1,511)
                                                     -------    -------
     Comprehensive income                            $ 3,406    $ 2,117
                                                     =======    =======

     At March 31, 2002, the total accumulated other comprehensive loss of $15,971,000 was comprised of $14,987,000 of foreign currency translation adjustments and $984,000 of minimum pension liability adjustments (net of tax of $595,000). At December 31, 2001, the total accumulated other comprehensive loss of $14,800,000 included $13,816,000 of foreign currency translation adjustments and $984,000 of minimum pension liability adjustments (net of tax of $595,000).

6.   SEGMENT REPORTING
     -----------------

     Stepan Company has three reportable segments: surfactants, polymers and specialty products. Financial results of Stepan Company's operating segments for the quarters ended March 31, 2002 and 2001, are summarized below:

     (Dollars in thousands)                                          Specialty   Segment
                                            Surfactants   Polymers   Products     Totals
                                            -----------   --------   ---------   --------
     For the quarter ended March 31, 2002
     ------------------------------------
     Net Sales                               $146,816     $28,867     $5,473     $181,156
     Operating income                          12,289       4,153      1,112       17,554

     For the quarter ended March 31, 2001
     ------------------------------------
     Net Sales                               $140,378     $30,833     $5,646     $176,857
     Operating income                           9,916       3,922        980       14,818

     Below are reconciliations of segment operating income to consolidated income before income taxes:

     (Dollars in thousands)                          Three Months Ended March 31
                                                     ---------------------------
                                                          2002       2001
                                                         -------    -------
     Operating income segment totals                     $17,554    $14,818
     Unallocated corporate expenses /(a)/                 (8,832)    (6,989)
     Interest expense                                     (1,827)    (1,956)
     Income from equity in joint venture                     488        127
                                                         -------    -------
           Consolidated income before income taxes       $ 7,383    $ 6,000
                                                         =======    =======

     /(a)/ Includes corporate administrative and corporate manufacturing expenses, which are not included in segment operating income and not used to evaluate segment performance.

7.   GOODWILL AND OTHER INTANGIBLE ASSETS
     ------------------------------------

     On January 1, 2002, the company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. In part, SFAS No. 142 requires that acquired goodwill cease being amortized. The following is a reconciliation of the company's reported first quarters 2002 and 2001 net income, basic earnings per share and diluted earnings per share to the amounts that would have been reported had the new accounting rules been in effect at January 1, 2001:

                                                  Three Months Ended March 31
                                                  ---------------------------
     (In thousands, except per share data)               2002      2001
                                                        ------    ------

     Reported net income                                $4,577    $3,628
     Goodwill amortization                                  --       111
                                                        ------    ------
        Adjusted net income                             $4,577    $3,739
                                                        ======    ======

     Basic earnings per share:
         Reported basic earnings per share              $ 0.47    $ 0.37
         Goodwill amortization                              --      0.01
                                                        ------    ------
            Adjusted basic earnings per share           $ 0.47    $ 0.38
                                                        ======    ======

     Diluted earnings per share:
         Reported diluted earnings per share            $ 0.45    $ 0.36
         Goodwill amortization                              --      0.01
                                                        ------    ------
            Adjusted diluted earnings per share         $ 0.45    $ 0.37
                                                        ======    ======

     The company's net carrying values of goodwill were $6,058,000 and $6,100,000 as of March 31, 2002 and December 31, 2001, respectively. The entire amount of goodwill relates to the surfactants' reporting unit. The company is in the process of testing goodwill for impairment at the reporting unit level. Presently, no determination has been made regarding goodwill impairment, if any.

     SFAS No. 142 also requires that previously recognized intangible assets, other than goodwill, be evaluated to determine if they have finite or indefinite useful lives. Intangible assets determined to have finite lives are amortized over those lives and intangible assets that have indefinite useful lives are not amortized. In accordance with criteria established in SFAS No. 142, the company evaluated its intangible assets and determined that all such assets had finite lives and that the previously assigned useful lives remained appropriate for future amortization. The following table reflects the components of intangible assets as of March 31, 2002 and December 31, 2001.

     (In thousands)                              Gross Carrying        Accumulated
                                                      Amount           Amortization
                                               ------------------   -----------------
                                               3/31/02   12/31/01   3/31/02   12/31/01
                                               -------   --------   -------   -------
     Amortized Intangible Assets:
        Patents                                $ 2,000   $  2,000   $  500    $  466
        Trademarks, customer lists, know-how    17,095     17,095    5,685     5,386
        Non-compete Agreements                   1,000      1,000    1,000       950
                                               -------   --------   ------    ------
     Total                                     $20,095   $ 20,095   $7,185    $6,802
                                               =======   ========   ======    ======

     Aggregate amortization expense for the first quarter ended March 31, 2002, was $383,000. Estimated amortization expense for identifiable intangibles assets, other than goodwill, for each of the succeeding fiscal years are as follows:

     (In thousands)

     For year ended 12/31/03            $1,330
     For year ended 12/31/04            $1,330
     For year ended 12/31/05            $1,330
     For year ended 12/31/06            $1,330
     For year ended 12/31/07            $1,086

8.   NEW ACCOUNTING STANDARDS
     ------------------------

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," effective for fiscal years beginning after December 15, 2001. It requires the use of the purchase method of accounting for all transactions initiated after June 30, 2001. The company applied the provision to the September 2001 acquisition of Manro Performance Chemicals Limited. No acquisitions took place in the first quarter of 2002.

     In April 2001, the Emerging Issues Task Force (EITF) issued EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." EITF Issue No. 00-25 provides guidance regarding the reporting of consideration given by a vendor to a reseller of the vendor's products. This Issue requires certain considerations from vendor to a reseller of the vendor's products be considered: (a) as a reduction of the selling prices of the vendor's products and, therefore, be recorded as a reduction of revenue when recognized in the vendor's income statement, or (b) as a cost incurred by the vendor for assets or services received from the reseller and, therefore, be recorded as a cost or an expense when recognized in the vendor's income statement. EITF Issue No. 00-25 is effective for fiscal years beginning after December 15, 2001. The company's accounting policies are consistent with the guidance provided in this EITF. Therefore, adoption of this standard did not have an impact on the company's statements of income or financial position.

     In August 2001, Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets," was issued. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." FASB No. 144 is effective for fiscal years beginning after December 15, 2001. Adoption of this standard did not have an impact on financial position or results of operations of the company.

9.   NEW CREDIT AGREEMENT
     --------------------

     Long-term debt as of March 31, 2002, included $32.0 million in domestic bank debt. The company entered into a new, committed 5-year revolving credit agreement with three U.S. banks on May 3, 2002. The company has the ability and intent to refinance existing domestic bank debt under this agreement.

10.  RECLASSIFICATIONS
     -----------------

     Certain amounts in the 2001 financial statements have been reclassified to conform to the 2002 presentation.

                                 STEPAN COMPANY
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

The following is management's discussion and analysis of certain significant factors, which have affected the company's financial condition, and results of operations during the interim period included in the accompanying condensed consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Net cash from operations for the first three months of 2002 totaled $0.6 million, an increase of $1.2 million compared to last year's first quarter cash use of $0.6 million. For the current year quarter, working capital consumed $13.4 million compared to a use of $15.4 million for the same quarter in 2001, reflecting typical seasonality for both years. Working capital changes for the current year quarter include: accounts receivable up by $6.2 million, inventories down by $4.9 million, accounts payable and accrued liabilities down by $10.0 million and prepaid expenses up by $2.1 million.

Capital spending totaled $6.5 million for the first quarter of 2002 compared to $5.2 million for the same quarter in 2001.

Consolidated debt increased by $6.7 million during the first three months of 2002, from $120.3 million to $127.0 million. As of March 31, 2002, the ratio of long-term debt to long-term debt plus shareholders' equity was 42.0 percent compared to 40.7 percent at December 31, 2001.

The company maintains contractual relationships with its domestic banks that provide for revolving credit of up to $60 million, which may be drawn upon as needed for general corporate purposes through May 2, 2007 under a new revolving credit agreement dated May 3, 2002. The company also meets short-term liquidity requirements through uncommitted domestic bank lines of credit. The company's foreign subsidiaries maintain committed and uncommitted bank lines of credit in their respective countries to meet working capital requirements as well as to fund capital expenditure programs and acquisitions.

On May 3, 2002 the company signed a new 5-year revolving credit agreement with three U.S. banks, including Bank One, N.A, Harris Trust and Savings Bank and Bank of America, N.A. This new facility replaces the previous revolving credit agreement and provides committed, unsecured funding of up to $60 million for working capital, capital expenditures, acquisitions and other corporate purposes. The new agreement contains provisions substantially equivalent to the previous agreement, including limitations on additional debt, investments and payment of dividends.

The company anticipates that cash from operations and from committed credit facilities will be sufficient to fund anticipated capital expenditures, dividends and other planned financial commitments for the foreseeable future. Any substantial acquisitions would require additional funding.

There have been no material changes in the company's market risks since December 31, 2001.

RESULTS OF OPERATIONS
---------------------

Three Months Ended March 31, 2002 and 2001
------------------------------------------

Net income for the first quarter ended March 31, 2002, was $4.6 million, or $0.45 per share diluted, up 26 percent from $3.6 million, or $0.36 per share diluted, reported for the same quarter a year ago. Net sales increased two percent to $181.2 million in the first quarter of 2002 from $176.9 million reported for the first quarter of 2001. Net sales by segment were:

(Dollars in thousands)             Three Months
                                  Ended March 31
                           ------------------------------
                             2002       2001     % Change
                           --------   --------   --------
Net Sales:
   Surfactants             $146,816   $140,378      +5
   Polymers                  28,867     30,833      -6
   Specialty Products         5,473      5,646      -3
                           --------   --------
      Total                $181,156   $176,857      +2
                           ========   ========

Surfactants net sales increased five percent between years. Foreign operations accounted for the improvement, reporting a $9.4 million, or 29 percent, increase in net sales due to a 39 percent rise in sales volume. Approximately $7.9 million of the foreign operations' increase in revenue was attributable to the fourth quarter 2001 acquisition of Stepan UK. Net sales for Latin America operations increased $2.1 million between quarters due to improved sales volume and higher average selling prices. European operations, excluding Stepan UK, reported a decrease of $0.9 million in net sales, primarily due to a decline in average selling prices. Domestic operations, which accounted for 71 percent of total surfactant revenues, reported a $3.0 million, or three percent, decline in net sales from $107.7 million in the first quarter of 2001 to $104.7 million in the same period in 2002. The decrease was based on a three percent drop in sales volume. Volumes to laundry and cleaning, personal care and distribution customers were all down from quarter to quarter.

Surfactants gross profit increased 13 percent to $21.6 million in 2002 from $19.2 million a year ago. Domestic operations reported a $1.7 million, or 12 percent, increase due to an improvement in average margins that more than offset the three percent decline in sales volume. The improvement in average margins was due to improved sales mix and lower cost of raw materials and utilities. Gross profit for foreign operations rose $0.7 million, or 17 percent, between years. The previously noted acquisition of Stepan UK contributed $1.2 million to the increase, and Latin America operations generated higher gross profit due to improved sales volume and higher average margins. Canadian and European operations, excluding Stepan U.K., reported declines in gross profit due to lower average margins. Weaker sales mix accounted for the decline.

Polymers net sales for the first quarter of 2002 decreased $1.9 million, or six percent, from $30.8 million in 2001 to $28.9 million in 2002. Global polyurethane polyols net sales fell 10 percent to $15.6 million for the first quarter of 2002 from $17.2 million a year ago. A five percent drop in sales volume coupled with a four percent decrease in average selling prices led to the decline. Domestic operations accounted for most of the volume and price declines. Polyurethane systems net sales declined 35 percent to $3.4 million in the first quarter of 2002 from $5.3 million for the first quarter of 2001. A 31 percent drop in sales volume accounted for most of the decline. Phthalic anhydride (PA) net sales increased 18 percent from $8.3 million in 2001 to $9.9 million in 2002. A 24 percent rise in sales volume led to the improvement and more than offset a four percent drop in average selling prices. Lower raw material costs, which were passed on to customers, led to the average selling price decline.

Polymers gross profit was $5.8 million, which was $0.3 million, or five percent, higher than the $5.5 million reported in the first quarter of 2001. PA's gross profit increased $0.6 million to $1.0 million in 2002 from $0.4 million in 2001. Higher average margins and increased sales volume led to the improvement. Global polyols gross profit rose $0.4 million, or eight percent, to $4.9 million in the first quarter of 2002 from $4.5 million for the same period a year ago. Domestic operations gross profit increased $0.2 million on higher average margins, which more than offset the effect of lower sales volume. European gross profit rose $0.2 million due to improved average margins and higher sales volume. Polyurethane systems gross profit declined $0.6 million, or 45 percent, from quarter to quarter. Lower sales volume and average margins led to the decrease. Higher unit overhead costs resulting from lower production volumes contributed to the decreased average margins.

Specialty products net sales dropped $0.2 million, or three percent, from year to year. The decrease was primarily due to lower sales volume. Gross profit increased $0.4 million, or 30 percent, from $1.2 million in the first quarter of 2001 to $1.6 million in the same period of 2002. The rise was primarily due to higher sales volume into the pharmaceutical industry.

Operating expenses increased $2.1 million, or 12 percent, from $18.1 million in the first quarter of 2001 to $20.2 million in the same period of 2002. Administrative expenses rose $1.9 million, or 31 percent, between quarters. The increase reflected $1.9 million of expense related to the implementation of an enterprise resource planning system. The increase also reflected $0.4 million of expense for Stepan U.K., which was first consolidated in the fourth quarter of 2001, and higher general legal expenses of $0.2 million. Salaries and related payroll costs fell $0.7 million from quarter to quarter. Research and development expenses increased six percent from $5.6 million in the first quarter of 2001 to $6.0 million in the first quarter of 2002. Higher payroll expenses caused the increase. Marketing expenses declined two percent between years.

Interest expense decreased seven percent from year to year due to lower overall borrowing rates, partially offset by higher average debt levels.

Income from the Philippines equity joint venture increased to $0.5 million in 2002 from $0.1 million a year ago. Higher sales volume and more favorable sales mix led to the improvement.

ENVIRONMENTAL AND LEGAL MATTERS
-------------------------------

The company is subject to extensive federal, state and local environmental laws and regulations. Although the company's environmental policies and practices are designed to ensure compliance with these laws and regulations, future developments and increasingly stringent environmental regulation could require the company to make additional unforeseen environmental expenditures. The company will continue to invest in the equipment and facilities necessary to comply with existing and future regulations. During the first quarter of 2002, company expenditures for capital projects related to the environment were $0.4 million and should approximate $1.3 million for the full year 2002. These projects are capitalized and typically depreciated over 10 years. Recurring costs associated with the operation and maintenance of facilities for waste treatment and disposal and managing environmental compliance in ongoing operations at our manufacturing locations were $1.8 million for the first three months of 2002. While difficult to project, it is not anticipated that these recurring expenses will increase significantly in the future.

The company has been named by the government as a potentially responsible party at 16 waste disposal sites where cleanup costs have been or may be incurred under the federal Comprehensive Environmental Response, Compensation and Liability Act and similar state statutes. In addition, damages are being claimed against the company in general liability actions for alleged personal injury or property damage in the case of some disposal and plant sites. The company believes that it has made adequate provisions for the costs it may incur with respect to these sites. The company has estimated a range of possible environmental and legal losses from $7.2 million to $34.3 million at March 31, 2002. The company's reserve at March 31, 2002 and December 31, 2001 were $17.2 and $17.0 million, respectively. During the first three months of 2002, expenditures related to legal and environmental matters approximated $0.6 million. For certain sites, estimates cannot be made of the total costs of compliance or the company's share of such costs; accordingly, the company is unable to predict the effect thereof on future results of operations. In the event of one or more adverse determinations in any annual or interim period, the impact on results of operations for those periods could be material. However, based upon the company's present belief as to its relative involvement at these sites, other viable entities' responsibilities for cleanup and the extended period over which any costs would be incurred, the company believes that these matters will not have a material effect on the company's financial position. Certain of these matters are discussed in Item 3, Legal Proceedings, in the 2001 Form 10-K Annual Report, and in other filings of the company with the Securities and Exchange Commission, which are available upon request from the company. See Footnote 3, Contingencies, in Notes to Condensed Consolidated Financial Statements, and Item 1, Legal Proceedings, in this Form 10-Q for a summary of the environmental proceedings related to the company's Maywood, New Jersey, and Ewan and D'Imperio environmental sites.

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

Part II                        OTHER INFORMATION
--------------------------------------------------------------------------------
Item 1 - Legal Proceedings

As reported previously, the company's site in Maywood, New Jersey and property formerly owned by the company adjacent to its current site, were listed on the National Priorities List in September 1993 pursuant to the provisions of the Comprehensive Environmental Response Compensation and Liabilities Act (CERCLA) because of certain alleged chemical contamination. Pursuant to an Administrative Order on Consent entered into between the United States Environmental Protection Agency (USEPA) and the company for property formerly owned by the company, and the issuance of an order by USEPA to the company for property currently owned by the company, the company completed a Remedial Investigation Feasibility Study (RI/FS) in 1994. The company has also submitted additional information regarding the remediation, most recently in February 2002. Discussions between USEPA and the company are continuing. The company is awaiting the issuance of a Record of Decision (ROD) from USEPA relating to the currently owned and formerly owned company property and the proposed remediation. The final ROD will be issued sometime after the public comment period.

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

Item 4 - Submission of Matters to a Vote of Security Holders

     (A) The company's 2002 Annual Meeting of Stockholders was held on April 30, 2002.

     (B) At the annual meeting of the company's shareholders on April 30, 2002, shareholders elected Thomas F. Grojean, James A. Hartlage and F. Quinn Stepan, Jr. as Directors of the company, all for three-year terms.

                                         For             Withheld
                                      ---------          --------
     Thomas F. Grojean                8,429,839            89,612
     James A. Hartlage                8,299,442            22,009
     F. Quinn Stepan, Jr.             8,302,024           217,427

Item 6 - Exhibits and Reports on Form 8-K

     (A)  Exhibits (4)R

          Copy of Revolving Credit Agreement dated May 3, 2002

     (B)  Reports on Form 8-K

          Form 8-K regarding "Changes in Registrant's Certifying Accountant" has been filed on April 30, 2002

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          STEPAN COMPANY


                                          /s/ James E. Hurlbutt
                                          --------------------------------------
                                          James E. Hurlbutt
                                          Vice President & Corporate Controller

Date: May 13, 2002