Form 10-Q
period 2002-06-30
STEPAN CO
filed 2002-08-14
CIK 94049

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ---------------------

                                    FORM 10-Q
(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE TRANSITION PERIOD FROM ___________ TO __________

                                     1-4462
                         ------------------------------
                             Commission File Number

                                 STEPAN COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                          36 1823834
-----------------------------------                   --------------------------
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

                                                            Yes    X     No_____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                  Outstanding at July 31, 2002
------------------------------              ------------------------------------
  Common Stock, $1 par value                            8,862,425 Shares

Part I                        FINANCIAL INFORMATION

Item 1  - Financial Statements

                                 STEPAN COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       June 30, 2002 and December 31, 2001
(Dollars in thousands)             Unaudited

                                                                                                          2001
                                                                                          2002        As Restated*
                                                                                      ------------    ------------
ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                                                            $      3,073    $      4,224
 Receivables, net                                                                          118,432         103,190
 Inventories (Note 3)                                                                       64,277          61,863
 Deferred income taxes                                                                      10,353          10,684
 Other current assets                                                                        7,206           5,233
                                                                                      ------------    ------------
   Total current assets                                                                    203,341         185,194
                                                                                      ------------    ------------

PROPERTY, PLANT AND EQUIPMENT:
 Cost                                                                                      683,655         667,117
 Less: Accumulated depreciation                                                           (476,395)       (454,684)
                                                                                      ------------    ------------
   Property, plant and equipment, net                                                      207,260         212,433
                                                                                      ------------    ------------

LONG TERM INVESTMENTS                                                                        6,776           7,674
                                                                                      ------------    ------------

GOODWILL, NET (Note 8)                                                                       6,187           6,100
                                                                                      ------------    ------------

OTHER INTANGIBLE ASSETS, NET (Note 8)                                                       12,578          13,293
                                                                                      ------------    ------------

OTHER NON-CURRENT ASSETS                                                                    21,013          18,468
                                                                                      ------------    ------------
      Total assets                                                                    $    457,155    $    443,162
                                                                                      ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Current maturities of long-term debt                                                 $      9,644    $     10,745
 Accounts payable                                                                           63,529          62,410
 Accrued liabilities                                                                        33,557          36,575
                                                                                      ------------    ------------
   Total current liabilities                                                               106,730         109,730
                                                                                      ------------    ------------

DEFERRED INCOME TAXES                                                                       35,648          33,906
                                                                                      ------------    ------------

LONG-TERM DEBT, less current maturities                                                    115,571         109,588
                                                                                      ------------    ------------

DEFERRED COMPENSATION (Note 2)                                                              18,861          17,615
                                                                                      ------------    ------------

OTHER NON-CURRENT LIABILITIES                                                               21,089          21,401
                                                                                      ------------    ------------

STOCKHOLDERS' EQUITY:
 5-1/2% convertible preferred stock, cumulative, voting without par value;
  authorized 2,000,000 shares; issued 583,012 shares in 2002 and                            14,575          14,581
  583,252 shares in 2001
 Common stock, $1 par value; authorized 30,000,000 shares;
  issued 9,718,709 shares in 2002 and 9,604,003 shares in 2001                               9,719           9,604
 Additional paid-in capital                                                                 18,515          16,531
 Accumulated other comprehensive loss  (Note 6)                                            (16,145)        (15,870)
 Retained earnings (approximately $34,595 unrestricted in 2002 and $49,138 in 2001)        149,624         141,229
 Less: Treasury stock, at cost                                                             (17,032)        (15,153)
                                                                                      ------------    ------------
   Stockholders' equity                                                                    159,256         150,922
                                                                                      ------------    ------------
      Total liabilities and stockholders' equity                                      $    457,155    $    443,162
                                                                                      ============    ============

* See Note 2 for explanation of restatement.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

                                 STEPAN COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
            For the Three and Six Months Ended June 30, 2002 and 2001
                                    Unaudited

                                                     Three Months Ended               Six Months Ended
(In thousands, except per share amounts)                  June 30                         June 30
                                                ----------------------------    ----------------------------
                                                    2002            2001            2002            2001
                                                                As Restated*                    As Restated*
                                                ------------    ------------    ------------    ------------
NET SALES                                       $    188,795    $    182,767    $    369,951    $    359,624
Cost of Sales                                        153,562         153,066         305,749         304,022
                                                ------------    ------------    ------------    ------------
Gross Profit                                          35,233          29,701          64,202          55,602
                                                ------------    ------------    ------------    ------------

Operating Expenses:
 Marketing                                             6,746           6,005          12,877          12,246
 Administrative                                        9,131           7,773          18,498          13,837
 Research, development and technical services          5,986           5,793          11,972          11,424
                                                ------------    ------------    ------------    ------------
                                                      21,863          19,571          43,347          37,507
                                                ------------    ------------    ------------    ------------

Operating Income                                      13,370          10,130          20,855          18,095

Other Income (Expense):
 Interest, net                                        (1,742)         (1,805)         (3,569)         (3,761)
 Income from equity joint venture                      1,166             493           1,654             620
                                                ------------    ------------    ------------    ------------
                                                        (576)         (1,312)         (1,915)         (3,141)
                                                ------------    ------------    ------------    ------------

Income Before Income Taxes                            12,794           8,818          18,940          14,954
Provision for Income Taxes                             4,577           3,391           6,913           5,817
                                                ------------    ------------    ------------    ------------
NET INCOME                                      $      8,217    $      5,427    $     12,027    $      9,137
                                                ============    ============    ============    ============

Net Income Per Common Share (Note 5):
    Basic                                       $       0.91    $       0.59    $       1.31    $       0.99
                                                ============    ============    ============    ============
    Diluted                                     $       0.84    $       0.56    $       1.23    $       0.94
                                                ============    ============    ============    ============

Shares used to compute Net Income Per
Common Share (Note 5):
    Basic                                              8,859           8,850           8,847           8,839
                                                ============    ============    ============    ============
    Diluted                                            9,803           9,746           9,772           9,743
                                                ============    ============    ============    ============

Dividends per Common Share                      $     0.1825    $     0.1750    $     0.3650    $     0.3500
                                                ============    ============    ============    ============

* See Note 2 for explanation of restatement.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

                                 STEPAN COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 2002 and 2001
                                    Unaudited

(Dollars in thousands)                                                                  2001
                                                                        2002        As Restated*
                                                                    ------------    ------------
NET CASH FLOW FROM OPERATING ACTIVITIES
  Net income                                                        $     12,027    $      9,137
  Depreciation and amortization                                           20,505          19,791
  Deferred revenue recognition                                              (229)           (241)
  Deferred income taxes                                                    2,150            (334)
  Environmental and legal liabilities                                       (240)            930
  Other non-cash items                                                       727           2,527
  Changes in Working Capital:
    Receivables, net                                                     (15,242)        (11,355)
    Inventories                                                           (2,414)          3,370
    Accounts payable and accrued liabilities                              (1,897)        (11,003)
    Other                                                                 (1,973)           (804)
                                                                    ------------    ------------
      Net Cash Provided by Operating Activities                           13,414          12,018
                                                                    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Expenditures for property, plant and equipment                         (14,695)        (17,180)
  Other non-current assets                                                   (20)           (666)
                                                                    ------------    ------------
      Net Cash Used for Investing Activities                             (14,715)        (17,846)
                                                                    ------------    ------------

CASH FLOWS FROM FINANCING AND OTHER RELATED ACTIVITIES
  Revolving debt and notes payable to banks, net                             500          16,300
  Other debt borrowings                                                   11,719             601
  Other debt repayments                                                   (7,337)         (7,255)
  Purchase of treasury stock, net                                         (1,879)         (3,001)
  Dividends paid                                                          (3,787)         (3,644)
  Stock option exercises                                                   2,095           2,751
                                                                    ------------    ------------
      Net Cash Provided by Financing and Other Related Activities          1,311           5,752
                                                                    ------------    ------------
EFFECT OF EXCHANGE RATE ON CASH                                           (1,161)           (598)
                                                                    ------------    ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                 (1,151)           (674)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           4,224           3,536
                                                                    ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $      3,073    $      2,862
                                                                    ============    ============

CASH PAID DURING THE PERIOD FOR:
  Interest                                                          $      3,890    $      4,016
  Income taxes                                                      $      3,655    $      5,229


* See Note 2 for explanation of restatement.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

                                 STEPAN COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002
                                    Unaudited

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The condensed consolidated financial statements included herein have been prepared by the company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate and make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the company's latest Annual Report to Stockholders and the Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2001. In the opinion of management all adjustments, consisting of the correction for an accounting error explained in Note 2, below, and normal recurring adjustments, necessary to present fairly the consolidated financial position of Stepan Company (the "company") as of June 30, 2002, and the consolidated results of operations for the three and six months then ended and cash flows for the six months then ended, have been included.

2.   RESTATEMENT

     Subsequent to the issuance of its financial statements for the three-month period ended March 31, 2002, management of the Company determined that the accounting treatment that had previously been afforded to the deferred compensation arrangements entered into with its managers and directors was not in accordance with the requirements of the consensus reached by the Emerging Issues Task Force of the Financial Accounting Standards Board in issue No. 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested. This consensus requires that assets and liabilities of the deferred compensation plan be presented separately on the balance sheet; that fluctuations in asset values should result in compensation expense or income; and that, based on the categories of assets underlying the plan, investment income and expense should be recorded in the income statement and unrealized market appreciation should be reported as a component of other comprehensive income and included in stockholders' equity. Historically, the Company had recorded the assets and liabilities related to the plans on a net basis when the awards were made and did not recognize changes in asset value in income.

     As a result, the accompanying condensed consolidated financial statements as of December 31, 2001 and for the three and six month periods ended June 30, 2001 have been restated from the amounts previously reported to give effect to the correction of this accounting error. A summary of the significant effects of the restatement is as follows:


     (In thousands)                          AS PREVIOUSLY
                                               REPORTED       ADJUSTMENTS    AS RESTATED
                                             -------------    -----------    -----------
     ASSETS
      Long term investments                              -    $     7,674    $     7,674

     LIABILITIES
      Deferred income tax                    $      35,040         (1,134)        33,906
      Deferred compensation                              -         17,615         17,615

     EQUITY
      Additional paid-in capital                    16,893           (362)        16,531
      Accumulated other comprehensive loss         (14,800)        (1,070)       (15,870)
      Retained earnings                            142,110           (881)       141,229
      Treasury stock                                (8,659)        (6,494)       (15,153)

For the three and six months ended June 30, 2001:

                                    THREE MONTHS ENDED JUNE 30, 2001          SIX MONTHS ENDED JUNE 30, 2001
                                  -------------------------------------    -------------------------------------
                                      AS                                       AS
(In thousands, except per share   PREVIOUSLY                      AS       PREVIOUSLY                       AS
 amounts)                           REPORTED     ADJUSTMENTS    RESTATED     REPORTED     ADJUSTMENTS    RESTATED
                                  ----------    -----------    --------    ----------    -----------    --------
Net income                        $    6,173    $      (746)   $  5,427    $    9,801    $      (664)   $  9,137

Earnings per share:
 Basic                            $     0.65    $     (0.06)   $   0.59    $     1.02    $     (0.03)   $   0.99
 Diluted                          $     0.61    $     (0.05)   $   0.56    $     0.97    $     (0.03)   $   0.94

Shares used to compute net
 income per common share:
 Basic                                 9,264           (414)      8,850         9,253           (414)      8,839
 Diluted                              10,160           (414)      9,746        10,157           (414)      9,743

Other comprehensive income        $      505    $       263    $    768    $   (1,006)   $      (143)   $ (1,149)


The Annual Report on Form 10-K covering the 2001, 2000 and 1999 financial statements will be amended and refiled with the SEC upon completion of an audit of those financial statements by Deloitte & Touche. The company's loan agreements require audited financial statements and pending completion of the reaudit, the lenders have provided a 120 day waiver from this debt covenant.

3.   INVENTORIES

     Inventories consist of the following amounts:

            (Dollars in thousands)                            June 30, 2002   December 31, 2001
                                                             --------------   -----------------

            Inventories valued primarily on LIFO basis -
               Finished products                             $       42,723   $          36,319
               Raw materials                                         21,554              25,544
                                                             --------------   -----------------
            Total inventories                                $       64,277   $          61,863
                                                             ==============   =================

     If the first-in, first-out (FIFO) inventory valuation method had been used for all inventories, inventory balances would have been approximately $6.6 million and $7.5 million higher than reported at June 30, 2002, and December 31, 2001, respectively.

4.   CONTINGENCIES

     There are a variety of legal proceedings pending or threatened against the company. Some of these proceedings may result in fines, penalties, judgments or costs being assessed against the company at some future time. The company's operations are subject to extensive local, state and federal regulations, including the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("Superfund") and the Superfund amendments of 1986. The company, and others, have been named as potentially responsible parties at affected geographic sites. The company believes that it has made adequate provisions for the costs it may incur with respect to these sites. The company has estimated a range of possible environmental and legal losses from $7.2 million to $34.3 million at June 30, 2002. At June 30, 2002 and December 31, 2001, the company's reserve was $17.0 million for legal and environmental matters.

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

     Ewan and D'Imperio Sites:

     As reported previously, the company has been named as a potentially responsible party (PRP) in the case USEPA v. Jerome Lightman (92 CV 4710 D.
     N. J.) which involves the Ewan and D'Imperio Superfund Sites located in New Jersey. Trial on the issue of the company's liability at these sites was completed in March 2000. The company is awaiting a decision from the court. If the company is found liable at either site, a second trial as to the company's allocated share of clean-up costs at these sites will likely be held in 2003. The company believes it has adequate defenses to the issue of liability. In the event of an unfavorable outcome related to the issue of liability, the company believes it has adequate reserves.

5.   EARNINGS PER SHARE

     Below is the computation of basic and diluted earnings per share for the three and six months ended June 30, 2002 and 2001.

        (In thousands, except per share amounts)             Three Months Ended               Six Months Ended
                                                                  June 30                          June 30
                                                        ----------------------------    ----------------------------
                                                             2002         2001             2002          2001
                                                                        As Restated                     As Restated
                                                        ------------    ------------    ------------    ------------
        Computation of Basic Earnings per Share

        Net income                                      $      8,217    $      5,427    $     12,027    $      9,137

        Deduct dividends on preferred stock                     (200)           (200)           (402)           (401)
                                                        ------------    ------------    ------------    ------------
        Income applicable to common stock               $      8,017    $      5,227    $     11,625    $      8,736
                                                        ============    ============    ============    ============

        Weighted-average number of common
         shares outstanding                                    8,859           8,850           8,847           8,839

        Basic earnings per share                        $       0.91    $       0.59    $       1.31    $       0.99
                                                        ============    ============    ============    ============

        Computation of Diluted Earnings per Share

        Net income                                      $      8,217    $      5,427    $     12,027    $      9,137

        Weighted-average number of common
         shares outstanding                                    8,859           8,850           8,847           8,839
        Add net shares issuable from assumed exercise
         of options (under treasury stock method)                278             230             259             238
        Add weighted-average shares issuable from
         assumed conversion of convertible preferred
         stock                                                   666             666             666             666
                                                        ------------    ------------    ------------    ------------
        Shares applicable to diluted earnings                  9,803           9,746           9,772           9,743
                                                        ============    ============    ============    ============

        Diluted earnings per share                      $       0.84    $       0.56    $       1.23    $       0.94
                                                        ============    ============    ============    ============

6    COMPREHENSIVE INCOME

     Comprehensive income includes net income and all other non-owner changes in equity that are not reported in net income. Below is the company's comprehensive income for the three and six months ended June 30, 2002 and 2001.

     (Dollars in thousands)                            Three Months Ended             Six Months Ended
                                                             June 30                        June 30
                                                   ----------------------------   ----------------------------
                                                       2002            2001           2002            2001
                                                                    As Restated                    As Restated
                                                   ------------    ------------   ------------    ------------
     Net income                                    $      8,217    $      5,427   $     12,027    $      9,137
     Other comprehensive income/(loss):
        Foreign currency translation adjustments          1,156             505            (15)         (1,006)
        Unrealized gain/(loss) on securities               (309)            263           (260)           (143)
                                                   ------------    ------------   ------------    ------------
     Comprehensive income                          $      9,064    $      6,195   $     11,752    $      7,988
                                                    ============    ============   ============    ============

     At June 30, 2002, the total accumulated other comprehensive loss of $16,145,000 was comprised of $13,831,000 of foreign currency translation adjustments, $1,330,000 of unrealized losses on securities and $984,000 of minimum pension liability adjustments. At December 31, 2001, the total accumulated other comprehensive loss of $15,870,000 included $13,816,000 of foreign currency translation adjustments, $1,070,000 of unrealized losses on securities and $984,000 of minimum pension liability adjustments.

7.   SEGMENT REPORTING

     Stepan Company has three reportable segments: surfactants, polymers and specialty products. Financial results of Stepan Company's operating segments for the three and six months ended June 30, 2002 and 2001, are summarized below:

          (Dollars in thousands)                                          Specialty       Segment
                                            Surfactants     Polymers       Products        Totals
                                           ------------   ------------   ------------   ------------
     For the quarter ended June 30, 2002
     Net sales                             $    150,880   $     31,183   $      6,732   $    188,795
     Operating income                            14,690          4,241          3,208         22,139

     For the quarter ended June 30, 2001
     Net sales                             $    140,408   $     35,904   $      6,455   $    182,767
     Operating income                            10,435          5,770          2,203         18,408

     For the six months ended June 30, 2002
     Net sales                             $    297,696   $     60,050   $     12,205   $    369,951
     Operating income                            26,979          8,394          4,320         39,693

     For the six months ended June 30, 2001
     Net sales                             $    280,786   $     66,737   $     12,101   $    359,624
     Operating income                            20,351          9,692          3,183         33,226

     Below are reconciliations of segment operating income to consolidated income before income taxes:

                                                        Three Months Ended               Six Months Ended
                                                             June 30                         June 30
                                                   ----------------------------    ----------------------------
                                                       2002            2001            2002            2001
                                                                    AS RESTATED                     AS RESTATED
                                                   ------------    ------------    ------------    ------------
     Operating income segment totals               $     22,139    $     18,408    $     39,693    $     33,226
     Unallocated corporate expenses/(a)/                 (8,769)         (8,278)        (18,838)        (15,131)
     Interest expense                                    (1,742)         (1,805)         (3,569)         (3,761)
     Income from equity joint venture                     1,166             493           1,654             620
                                                   ------------    ------------    ------------    ------------
         Consolidated income before income taxes   $     12,794    $      8,818    $     18,940    $     14,954
                                                   ============    ============    ============    ============

     /(a)/ Includes corporate administrative and corporate manufacturing expenses, which are not included in segment operating income and not used to evaluate segment performance.

8.   GOODWILL AND OTHER INTANGIBLE ASSETS

     On January 1, 2002, the company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after December 15, 2001. This standard establishes new accounting and reporting requirements for goodwill and intangible assets including no amortization of goodwill, separate identification of certain identifiable intangible assets, and an annual assessment for impairment of all goodwill and intangible assets. The following is a reconciliation of the company's reported net income, basic earnings per share and diluted earnings per share to the amounts that would have been reported had the new accounting rules been in effect at January 1, 2001:

                                                       Three Months Ended              Six Months Ended
     (In thousands, except per share data)                   June 30                       June 30
                                                    -------------------------     --------------------------
                                                       2002          2001             2002          2001
                                                                  As Restated                    As Restated
                                                    -----------   -----------     -----------   ------------
     Reported net income                            $     8,217   $     5,427     $    12,027   $      9,137
     Add back: Goodwill amortization                          -           115               -            226
                                                    -----------   -----------     -----------   ------------
      Adjusted net income                           $     8,217   $     5,542     $    12,027   $      9,363
                                                    ===========   ===========     ===========   ============

     Basic earnings per share:
      Reported basic earnings per share             $      0.91   $      0.59     $      1.31   $       0.99
     Add back: Goodwill amortization                          -          0.01               -           0.03
                                                    -----------   -----------     -----------   ------------
      Adjusted basic earnings per share             $      0.91   $      0.60     $      1.31   $       1.02
                                                    ===========   ===========     ===========   ============

     Diluted earnings per share:
      Reported diluted earnings per share           $      0.84   $      0.56     $      1.23   $       0.94
     Add back:  Goodwill amortization                         -          0.01               -           0.02
                                                    -----------   -----------     -----------   ------------
      Adjusted diluted earnings per share           $      0.84   $      0.57     $      1.23   $       0.96
                                                    ===========   ===========     ===========   ============

     The company's net carrying values of goodwill were $6,187,000 and $6,100,000 as of June 30, 2002 and December 31, 2001, respectively. The entire amount of goodwill relates to the surfactants' reporting unit.

     SFAS No. 142 required the company to complete a transition goodwill impairment test by comparing the fair value of the reporting unit with its net carrying value, including goodwill. The company has completed this test and the results of that test indicated that goodwill was not impaired at January 1, 2002.

     The following table reflects the components of all other intangible assets, which have finite lives, as of June 30, 2002 and December 31, 2001.

     (In thousands)                                    Gross Carrying Amount            Accumulated Amortization
                                                  -------------------------------    ------------------------------
                                                  June 30, 2002     Dec. 31, 2001    June 30, 2002    Dec. 31, 2001
                                                  -------------     -------------    -------------    -------------
     Other Intangible Assets:
      Patents                                     $       2,000     $       2,000    $         533    $         466
      Trademarks, customer lists, know-how               17,095            17,095            5,984            5,386
      Non-compete Agreements                              1,000             1,000            1,000              950
                                                  -------------     -------------    -------------    -------------
     Total                                        $      20,095     $      20,095    $       7,517    $       6,802
                                                  =============     =============    =============    =============

     Aggregate amortization expenses for the three and six months ended June 30, 2002, were $332,000 and $715,000, respectively. Amortization expense is recorded based on useful lives ranging from 5 to 15 years. Estimated amortization expense for identifiable intangibles assets, other than goodwill, for each of the succeeding fiscal years are as follows:

               (In thousands)

               For year ended 12/31/03          $1,330
               For year ended 12/31/04          $1,330
               For year ended 12/31/05          $1,330
               For year ended 12/31/06          $1,330
               For year ended 12/31/07          $1,086

9.   RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," effective for fiscal years beginning after December 15, 2001. It requires the use of the purchase method of accounting for all transactions initiated after June 30, 2001. The company applied the provision to the September 2001 acquisition of Manro Performance Chemicals Limited. No acquisitions took place during the first six months of 2002.

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

     EITF Issue No. 00-25 was effective for the company beginning January 1, 2002. The company's accounting policies were already consistent with the guidance provided in this EITF. Therefore, adoption of this standard did not have an impact on the company's statements of income or financial position.

     In August 2001, Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets," was issued. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 144 was effective January 1, 2002. Adoption of this standard did not have an impact on financial position or results of operations of the company.

     The Financial Accounting Standards Board recently issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

10.  RECLASSIFICATIONS

     Certain amounts in the 2001 financial statements have been reclassified to conform to the 2002 presentation.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

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

As discussed in Note 2 to the unaudited, condensed, consolidated financial statements, the Company has restated its financial statements for the three and six month periods ended June 30, 2001 and for the year ended December 31, 2001. The accompanying Management's Discussion and Analysis gives effect to the restatement.

CRITICAL ACCOUNTING POLICIES

We prepare our financial statements in accordance with accounting principles generally accepted in the United States. Preparing our financial statements in accordance with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The following paragraph discusses a critical area where estimates are required.

It is the company's accounting policy to record environmental liabilities when environmental assessments and/or remedial efforts are probable and the cost or range of possible costs can be reasonably estimated. When no amount within the range is a better estimate than any other amount, at least the minimum is accrued. Some of the factors on which the company bases its estimates include information provided by feasibility studies, potentially responsible party negotiations and the development of remedial action plans. Because reported liabilities are recorded based on estimates, actual amounts could differ from those estimates.

LIQUIDITY AND CAPITAL RESOURCES

Net cash from operations for the first six months of 2002 totaled $13.4 million, an increase of $1.4 million compared to $12.0 million for the same period in 2001. A $2.9 million increase in net income during the period was offset by increased working capital. For the first six months of 2002, seasonal working capital demands consumed $21.5 million compared to a use of $19.8 million for the same period last year. Working capital changes for the current year period include: accounts receivable up by $15.2 million, inventories up by $2.4 million, prepaid expenses up by $2.0 million and accounts payable and accrued liabilities down by $1.9 million.

Capital spending totaled $14.7 million for the first half of 2002, compared to $17.2 million for the same period in 2001. Expenditures for property, plant and equipment are expected to be higher for the second half of 2002.

Consolidated debt increased by $4.9 million during the first six months of 2002, from $120.3 million to $125.2 million. As of June 30, 2002, the ratio of long-term debt to long-term debt plus shareholders' equity was 42.1 percent, the same as December 31, 2001.

The company's change in accounting for deferred compensation plans, discussed previously, will require financial restatement and independent audit for 1999, 2000, and 2001 and the first quarter of 2002. While the company is presently not in compliance with domestic loan agreements, because they require audited financial statements, the company's banks and insurance company lenders have waived for 120 days those debt covenants pending completion of the audit process.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2002 and 2001

Net income for the second quarter ended June 30, 2002, increased 51 percent from $5.4 million, or $0.56 per share (diluted), in 2001 to $8.2 million, or $0.84 per share (diluted), in 2002. Net sales increased three percent to $188.8 million in the second quarter of 2002 from $182.8 million a year ago. Net sales by segment were:

            (Dollars in thousands)                 Three Months
                                                  Ended June 30
                                    ------------------------------------------
                                        2002           2001         % Change
                                    ------------   ------------   ------------
            Net Sales:
              Surfactants           $    150,880   $    140,408        +7
              Polymers                    31,183         35,904       -13
              Specialty Products           6,732          6,455        +4
                                    ------------   ------------
                Total               $    188,795   $    182,767        +3
                                    ============   ============

Surfactants net sales rose seven percent between years. Foreign operations accounted for the increase reporting an $11.7 million, or 33 percent, increase in net sales due to a 44 percent growth in sales volume. Approximately $11.2 million of the increase was due to the fourth quarter 2001 acquisition of Stepan UK. European operations, excluding Stepan UK, reported higher net sales due to increased sales volume and the favorable impact of a stronger euro. Canadian operations reported improved net sales due to increased sales volume coupled with higher average selling prices. Latin American operations posted decreased net sales due to lower sales volume and average selling prices.

Net sales for domestic U.S. operations, which accounted for 68 percent of total surfactant revenues, fell $1.3 million, or one percent, to $103.1 million in 2002 from $104.4 million in 2001. A five percent drop in sales volume led to the net sales decline. Sales volumes for laundry and cleaning and distribution customers were down from quarter to quarter. The lower laundry and cleaning volumes were somewhat offset by increased personal care business.

Surfactants gross profit increased 29 percent to $25.5 million in the second quarter of 2002 from $19.9 million in the second quarter of 2001. Domestic operations reported a $2.9 million, or 18 percent, increase in gross profit. The increase was due to higher margins, which more than offset the five percent drop in sales volume. Margins improved due to price decreases for major raw materials. Foreign operations' gross profit increased $2.8 million, or 68 percent, from quarter to quarter. Stepan Europe contributed $2.3 million to the improvement, of which $1.7 million related to the previously noted Stepan UK acquisition. Canadian operations reported higher gross profit due to increased sales volume and improved margins, while Latin American operations reported lower gross profit primarily due to decreased sales volume.

Polymers net sales decreased $4.7 million, or 13 percent, to $31.2 million in the second quarter of 2002 from $35.9 million in the second quarter of 2001. Phthalic Anhydride (PA) net sales increased $1.4 million, or 17 percent, from quarter to quarter. A 50 percent rise in sales volume, due primarily to new business, accounted for the improvement. The increase was partially offset by a decline in average selling prices. Global polyurethane polyols net sales fell 22 percent to $17.1 million for the second quarter of 2002 from $22.0 million for the same period a year ago. Domestic operations accounted for most of the decline, reporting a $5.1 million, or 26 percent, decrease in net sales due primarily to a 22 percent drop in sales volume. The volume drop reflected a sluggish commercial roofing industry. Polyurethane systems net sales dropped 25 percent to $4.0 million in the second quarter 2002 from $5.3 million a year ago. Sales volume fell 26 percent due primarily to lost business.

Polymers second quarter 2002 gross profit was $6.2 million, which was $1.2 million, or 16 percent, below the $7.4 million reported a year ago. Global polyurethane polyols' gross profit fell $0.7 million, or 14 percent, to $4.5 million in the second quarter of 2002 from $5.2 million for the same period of 2001. Domestic operations gross profit declined $0.9 million, or 17 percent, on a 22 percent decrease in sales volume. Improved margins partially offset the effect of the lower volume. Polyurethane systems gross profit decreased $0.5 million, or 38 percent, from quarter to quarter. Lower sales volume and margins led to the decline. Higher unit overhead costs resulting from decreased production volumes led to the decreased average margin. PA's gross profit remained almost unchanged between quarters. The effect of increased sales volume was offset by decreased average margins.

Specialty products net sales rose four percent between years to $6.7 million in the second quarter of 2002 from $6.5 million in the second quarter of 2001. Increased sales to the pharmaceutical industry led to the improvement. Gross profit rose 41 percent to $3.5 million in the second quarter of 2002 from $2.5 million reported a year ago. Higher sales volume of higher margin products led to the growth.

Operating expenses for the second quarter of 2002 increased 12 percent to $21.9 million from $19.6 million for the same period a year ago. Administrative expenses increased $1.4 million, or 17 percent, from quarter to quarter. The increase reflected $1.9 million of expense related to the implementation of an enterprise resource planning system. The inclusion of $0.6 million of expense related to Stepan UK, which was first consolidated in the fourth quarter of 2001, also contributed to the increase. A decline of $0.9 million of deferred compensation expenses partially offset the increase. Marketing expenses rose $0.7 million, or 12 percent, between quarters. The addition of Stepan UK marketing expenses coupled with an increase in domestic operations' bad debt provision accounted for most of the increase.

Interest expenses declined three percent from quarter to quarter due to lower overall borrowing rates, partially offset by higher debt levels.

Income from the Philippines equity joint venture increased to $1.2 million in the second quarter of 2002 from $0.5 million in the second quarter of 2001. The rise was due to increased royalty income and to increased equity income generated by higher sales volume.

Six Months Ended June 30, 2002 and 2001

Net income for the first six months ended June 30, 2002, was $12.0 million, or $1.23 per share (diluted), up $2.9 million, or 32 percent, from $9.1 million, or $0.94 per share (diluted), for the same period in 2001. Net sales increased three percent to $370.0 million from $359.6 million reported last year. Net sales by segment were:

         (Dollars in thousands)                     Six Months
                                                  Ended June 30
                                    ------------------------------------------
                                        2002           2001         % Change
                                    ------------   ------------   ------------
         Net Sales:
             Surfactants            $    297,696   $    280,786        +6
             Polymers                     60,050         66,737       -10
             Specialty Products           12,205         12,101        +1
                                    ------------   ------------
                  Total             $    369,951   $    359,624        +3
                                    ============   ============

Surfactants net sales increased $16.9 million, or six percent, to $297.7 million in 2002 from $280.8 million in 2001. Net sales for foreign operations rose $21.2 million, or 31 percent, to $89.9 million in the first half of 2002 from $68.8 million in 2001. A 42 percent increase in sales volume caused the net sales growth. Approximately $19.0 million of the increase was due to the fourth quarter 2001 acquisition of Stepan UK. Canadian operations reported a $1.2 million, or six percent, rise in net sales due to improved sales volume, and Latin American operations posted a $1.0 million, or six percent, increase in net sales due to higher average selling prices. European operations, excluding Stepan UK, reported almost unchanged net sales.

Domestic U.S. operations, which accounted for 70 percent of total surfactant revenues, reported a $4.2 million, or two percent, decline in net sales to $207.8 million in 2002 from $212.0 million in 2001. A four percent drop in sales volume accounted for the decline. Volumes to laundry and cleaning and distribution customers were down from year to year.

Surfactants gross profit increased $8.2 million, or 21 percent, to $47.2 million in the first half of 2002 from $39.0 million for the same period of 2001. Domestic operations reported a $4.6 million, or 15 percent, increase in gross profit due to improved margins, which more than offset the impact of decreased volume. Decreased raw material costs led to the higher margins. Gross profit for foreign operations rose $3.5 million, or 42 percent, to $11.9 million in 2002 from $8.4 million in 2001. Stepan Europe contributed $3.1 million to the improvement, of which $2.9 million related to the previously noted Stepan UK acquisition. Latin America operations reported higher gross profit due to improved margins.

Polymers net sales decreased $6.7 million, or 10 percent, to $60.1 million in 2002 from $66.8 million in 2001. Phthalic anhydride (PA) net sales increased 18 percent to $19.9 million in 2002 from $17.0 million in 2001. A 37 percent gain in sales volume, due primarily to new business, more than offset a drop in average selling prices. Lower raw material costs, which were passed on to customers, led to the average selling price decline. Global polyurethane polyols net sales fell 17 percent to $32.7 million for the first half of 2002 from $39.2 million for the same period of 2001. A 12 percent drop in sales volume led to the decline. Domestic operations accounted for most of the decline as net sales decreased $6.5 million, or 19 percent, on a 16 percent drop in sales volume. The volume drop reflected a sluggish economy. Urethane systems net sales fell 30 percent to $7.4 million for the first half of 2002 from $10.6 for the first half of 2001. A 29 percent drop in sales volume, due largely to lost business, caused the decrease.

Polymers gross profit was $12.0 million for the first half of 2002, which was $0.9 million, or seven percent, lower than gross profit for the same period of 2001. PA's gross profit increased $0.6 million, or 31 percent, between years to $2.6 million in 2002 from $2.0 million in 2001. A 37 percent rise in sales volume more than offset a five percent drop in average margins. Global polyurethane polyols gross profit fell $0.3 million, or four percent, to $9.4 million in 2002 from $9.7 million in 2001. Domestic operations gross profit declined $0.7 million between years due to lower sales volume, partially offset by higher average margins. European gross profit increased $0.5 million largely due to lower raw material costs. Polyurethane systems gross profit dropped 41 percent to $1.5 million in 2002 from $2.5 million in 2001. Lower sales volume and average margins led to the decrease. Higher unit overhead costs resulting from lower production volumes contributed to the decreased average margins.

Specialty products net sales increased $0.1 million, or one percent, from year to year. The increase was primarily due to higher sales volume in the pharmaceutical industry. Gross profit rose $1.4 million, or 37 percent, between years due to increased sales of higher margin products.

Operating expenses rose $5.8 million, or 16 percent, to $43.3 million in the first half of 2002 from $37.5 million for the same period of 2001. Administrative expenses increased $4.7 million, or 34 percent, between years. The increase reflected $3.7 million of expense related to the implementation of an enterprise resource planning system. In addition, administrative expenses included deferred compensation expense of $1.6 million, which was $0.5 million higher than that of a year ago. The increase also reflected $0.9 million of expense for Stepan UK, which was first consolidated in the fourth quarter of 2001. Salaries and related payroll costs fell $1.3 million between years, partially offsetting the overall increase. Marketing expenses increased $0.6 million, or five percent, between years. Research and development expenses increased $0.5 million, or five percent, between years.

Interest expenses decreased five percent from year to year due to lower overall borrowing rates, partially offset by increased debt levels.

Income from the Philippines equity joint venture increased $1.0 million between years due to increased royalty income and to increased equity income generated by higher sales volume.

ENVIRONMENTAL AND LEGAL MATTERS

The company is subject to extensive federal, state and local environmental laws and regulations. Although the company's environmental policies and practices are designed to ensure compliance with these laws and regulations, future developments and increasingly stringent environmental regulation could require the company to make additional unforeseen environmental expenditures. The company will continue to invest in the equipment and facilities necessary to comply with existing and future regulations. During the first six months of 2002, company expenditures for capital projects related to the environment were $0.7 million and should approximate $1.2 million for the full year 2002. These projects are capitalized and typically depreciated over 10 years. Recurring costs associated with the operation and maintenance of facilities for waste treatment and disposal and managing environmental compliance in ongoing operations at our manufacturing locations were $3.7 million for the first six months of 2002.

The company has been named by the government as a potentially responsible party at 17 waste disposal sites where cleanup costs have been or may be incurred under the federal Comprehensive Environmental Response, Compensation and Liability Act and similar state statutes. In addition, damages are being claimed against the company in general liability actions for alleged personal injury or property damage in the case of some disposal and plant sites. The company believes that it has made adequate provisions for the costs it may incur with respect to these sites. The company has estimated a range of possible environmental and legal losses from $7.2 million to $34.3 million at June 30, 2002. At June 30, 2002 and December 31, 2001, the company's reserve was $17.0 million for legal and environmental matters. During the first six months of 2002, expenditures related to legal and environmental matters approximated $1.5 million. For certain sites, estimates cannot be made of the total costs of compliance or the company's share of such costs; accordingly, the company is unable to predict the effect thereof on future results of operations. In the event of one or more adverse determinations in any annual or interim period, the impact on results of operations for those periods could be material. However, based upon the company's present belief as to its relative involvement at these sites, other viable entities' responsibilities for cleanup and the extended period over which any costs would be incurred, the company believes that these matters will not have a material effect on the company's financial position.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," effective for fiscal years beginning after December 15, 2001. It requires the use of the purchase method of accounting for all transactions initiated after June 30, 2001. The company applied the provision to the September 2001 acquisition of Manro Performance Chemicals Limited. No acquisitions took place during the first six months of 2002.

In April 2001, the Emerging Issues Task Force (EITF) issued EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." EITF Issue No. 00-25 provides guidance regarding the reporting of consideration given by a vendor to a reseller of the vendor's products. This Issue requires certain considerations from vendor to a reseller of the vendor's products be considered: (a) as a reduction of the selling prices of the vendor's products and, therefore, be recorded as a reduction of revenue when recognized in the vendor's income statement, or (b) as a cost incurred by the vendor for assets or services received from the reseller and, therefore, be recorded as a cost or an expense when recognized in the vendor's income statement. EITF Issue No. 00-25 was effective for the company beginning January 1, 2002. The company's accounting policies were already consistent with the guidance provided in this EITF. Therefore, adoption of this standard did not have an impact on the company's statements of income or financial position.

In August 2001, Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets," was issued. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 144 was effective January 1, 2002. Adoption of this standard did not have an impact on financial position or results of operations of the company.

The Financial Accounting Standards Board recently issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.


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

As reported previously, the company has been named as a potentially responsible party (PRP) in the case USEPA v. Jerome Lightman (92 CV 4710 D. N. J.) which involves the Ewan and D'Imperio Superfund Sites located in New Jersey. Trial on the issue of the company's liability at these sites was completed in March 2000. The company is awaiting a decision from the court. If the company is found liable at either site, a second trial as to the company's allocated share of clean-up costs at these sites will likely be held in 2003. The company believes it has adequate defenses to the issue of liability. In the event of an unfavorable outcome related to the issue of liability, the company believes it has adequate reserves. On a related matter, the company has filed an appeal to the United States Third Circuit Court of Appeals objecting to the lodging of a partial consent decree in favor of the United States Government in this action. Under the partial consent decree, the government recovered past costs at the site from all PRPs including the company. The company paid its assessed share but by objecting to the partial consent decree, the company is seeking to recover back the sums it paid.

Regarding the D'Imperio Superfund Site, USEPA has indicated it will seek penalty claims against the company based on the company's alleged noncompliance with the modified Unilateral Administrative Order. The company is currently negotiating with USEPA to settle its proposed penalty against the company but does not believe that a settlement, if any, will have a material impact on the financial condition of the company. In addition, the company also received notice from the New Jersey Department of Environmental Protection (NJDEP) dated March 21, 2001, that NJDEP has indicated it will pursue cost recovery against the alleged responsible parties, including the company. The NJDEP's claims include costs related to remediation of the D'Imperio Superfund Site in the amount of $434,405.53 and alleged natural resource damages in the amount of $529,584.00 (as of November 3, 2000). The NJDEP settled such claims against the alleged responsible parties, resulting in the company paying its portion of $83,061.00 in July 2002. This payment is subject to reallocation after the allocation phase of the above-identified trial, if any. The payment did not have a material impact on the financial condition of the company.

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

Item 6 - Exhibits and Reports on Form 8-K

(a)  None

(b)  Reports on Form 8-K

     Form 8-K reporting the effects of a change in accounting for deferred compensation plan as a correction of an error with restatement of the company's three prior year financial statements has been filed on August 1, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         STEPAN COMPANY


                                         /s/ James E. Hurlbutt
                                         James E. Hurlbutt
                                         Vice President and Corporate Controller

Date: August 14, 2002