Form 10-Q
period 2002-09-30
STEPAN CO
filed 2002-11-14
CIK 94049

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ______________________

                                    FORM 10-Q

(MARK ONE)
(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      FOR THE TRANSITION PERIOD FROM ______________ TO __________

                                     1-4462
                       ----------------------------------
                             Commission File Number

                                 STEPAN COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                                    36 1823834
-------------------------------------------          ---------------------------
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

                                                             Yes  X      No ____
                                                                 ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                               Outstanding at October 31, 2002
------------------------------             -------------------------------------
  Common Stock, $1 par value                          8,878,852 Shares

Part I                     FINANCIAL INFORMATION
--------------------------------------------------------------------------------
Item 1  -  Financial Statements

                                 STEPAN COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    September 30, 2002 and December 31, 2001
(Dollars in thousands)              Unaudited

ASSETS                                                                                                2001
------
                                                                                    2002          As Restated*
                                                                                    ----          ------------
CURRENT ASSETS:
   Cash and cash equivalents                                                     $     2,904      $     4,224
   Receivables, net                                                                  116,390          103,190
   Inventories (Note 3)                                                               64,323           59,330
   Deferred income taxes                                                               8,203            8,810
   Other current assets                                                                6,340            5,233
                                                                                 -----------      -----------
        Total current assets                                                         198,160          180,787
                                                                                 -----------      -----------

PROPERTY, PLANT AND EQUIPMENT:
   Cost                                                                              692,217          666,117
   Less: Accumulated depreciation                                                   (485,209)        (454,684)
                                                                                 -----------      -----------
        Property, plant and equipment, net                                           207,008          211,433
                                                                                 -----------      -----------

LONG TERM INVESTMENTS                                                                  6,256            7,674
                                                                                 -----------      -----------

GOODWILL, NET (Note 8)                                                                 6,233            6,100
                                                                                 -----------      -----------

OTHER INTANGIBLE ASSETS, NET (Note 8)                                                 12,245           13,293
                                                                                 -----------      -----------

OTHER NON-CURRENT ASSETS                                                              20,393           19,468
                                                                                 -----------      -----------
               Total assets                                                      $   450,295      $   438,755
                                                                                 ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
   Current maturities of long-term debt (Note 10)                                $     9,201      $    10,745
   Accounts payable                                                                   59,433           62,410
   Accrued liabilities                                                                38,522           35,004
                                                                                 -----------      -----------
        Total current liabilities                                                    107,156          108,159
                                                                                 -----------      -----------

DEFERRED INCOME TAXES                                                                 30,570           28,603
                                                                                 -----------      -----------

LONG-TERM DEBT, less current maturities (Note 10)                                    108,237          109,588
                                                                                 -----------      -----------

DEFERRED COMPENSATION (Note 2)                                                        16,981           16,653
                                                                                 -----------      -----------

OTHER NON-CURRENT LIABILITIES                                                         20,739           21,401
                                                                                 -----------      -----------

STOCKHOLDERS' EQUITY:
   5-1/2% convertible preferred stock, cumulative, voting without par value;
       authorized 2,000,000 shares; issued 583,012 shares in 2002 and                 14,575           14,581
       583,252 shares in 2001
   Common stock, $1 par value; authorized 30,000,000 shares;
      issued 9,740,328 shares in 2002 and 9,604,003 shares in 2001                     9,740            9,604
   Additional paid-in capital                                                         18,971           16,531
   Accumulated other comprehensive loss (Note 6)                                     (16,404)         (15,870)
   Retained earnings (approximately $37,948 unrestricted in 2002 and
    $48,987 in 2001)                                                                 156,906          144,658
   Less: Treasury stock shares, of 861,476 in 2002 and 782,232 shares                (17,176)         (15,153)
    in 2001, at cost
                                                                                 -----------      -----------
         Stockholders' equity                                                        166,612          154,351
                                                                                 -----------      -----------
               Total liabilities and stockholders' equity                        $   450,295      $   438,755
                                                                                 ===========      ===========

* See Note 2 for explanation of restatement.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

                                 STEPAN COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
        For the Three and Nine Months Ended September 30, 2002 and 2001
                                    Unaudited

                                                                  Three Months Ended                    Nine Months Ended
(In thousands, except per share amounts)                             September 30                          September 30
                                                           ------------------------------         -----------------------------
                                                                 2002              2001                2002             2001
                                                                 ----                                  ----
                                                                             As Restated*                          As Restated*
                                                                             -----------                           -----------
NET SALES                                                  $    193,344      $    173,829         $    563,295     $    533,453
Cost of Sales                                                   162,279           147,346              468,028          451,368
                                                           ------------      ------------         ------------     ------------
Gross Profit                                                     31,065            26,483               95,267           82,085
                                                           ------------      ------------         ------------     ------------
Operating Expenses:
   Marketing                                                      7,427             6,498               20,304           18,744
   Administrative                                                 7,985             2,079               26,555           16,015
   Research, development and technical services                   6,407             5,517               18,379           16,941
                                                           ------------      ------------         ------------     ------------
                                                                 21,819            14,094               65,238           51,700
                                                           ------------      ------------         ------------     ------------

Operating Income                                                  9,246            12,389               30,029           30,385

Other Income (Expense):
   Interest, net                                                 (1,743)           (1,713)              (5,240)          (5,375)
   Income from equity joint venture                                 790               529                2,444            1,149
                                                           ------------      ------------         ------------     ------------
                                                                   (953)           (1,184)              (2,796)          (4,226)
                                                           ------------      ------------         ------------     ------------

Income Before Income Taxes                                        8,293            11,205               27,233           26,159
Provision for Income Taxes                                        2,618             4,359                9,531           10,176
                                                           ------------      ------------         ------------     ------------
NET INCOME                                                 $      5,675      $      6,846         $     17,702     $     15,983
                                                           ============      ============         ============     ============

Net Income Per Common Share (Note 5):
     Basic                                                 $       0.62      $       0.75         $       1.93     $       1.74
                                                           ============      ============         ============     ============
     Diluted                                               $       0.58      $       0.70         $       1.81     $       1.64
                                                           ============      ============         ============     ============

Shares used to compute Net Income Per
Common Share (Note 5):
     Basic                                                        8,871             8,848                8,855            8,842
                                                           ============      ============         ============     ============
     Diluted                                                      9,830             9,720                9,791            9,736
                                                           ============      ============         ============     ============

Dividends per Common Share                                 $     0.1825      $     0.1750         $     0.5475     $     0.5250
                                                           ============      ============         ============     ============

* See Note 2 for explanation of restatement.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

                                 STEPAN COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 2002 and 2001
                                    Unaudited

(In thousands)                                                                                                         2001
                                                                                                        2002       As Restated*
                                                                                                        ----       ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                                       $    17,702    $    15,983
   Depreciation and amortization                                                                         30,655         29,758
   Deferred revenue                                                                                        (615)          (355)
   Deferred income taxes                                                                                  2,751           (933)
   Environmental and legal liabilities                                                                     (270)           744
   Other non-cash items                                                                                    (524)        (1,833)
   Changes in working capital:
      Receivables, net                                                                                  (13,200)        (1,505)
      Inventories                                                                                        (4,993)           959
      Accounts payable and accrued liabilities                                                              541         (1,947)
      Other current assets                                                                               (1,107)          (442)
                                                                                                    -----------    -----------
       Net Cash Provided by Operating Activities                                                         30,940         40,429
                                                                                                    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Expenditures for property, plant and equipment                                                       (24,634)       (24,375)
   Business acquisitions                                                                                      0        (24,623)
   Other non-current assets                                                                               2,812             71
                                                                                                    -----------    -----------
       Net Cash Used for Investing Activities                                                           (21,822)       (48,927)
                                                                                                    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Revolving debt and notes payable to banks, net                                                       (35,200)        24,000
   Other debt borrowings                                                                                 41,142          1,152
   Other debt repayments                                                                                 (8,837)        (9,109)
   Purchase of treasury stock, net                                                                       (2,023)        (4,271)
   Dividends paid                                                                                        (5,454)        (5,245)
    Stock option exercises                                                                                2,570          2,986
                                                                                                    -----------    -----------
       Net Cash Provided by/Used for Financing Activities                                                (7,802)         9,513
                                                                                                    -----------    -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                                  (2,636)        (1,333)
                                                                                                    -----------    -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                                (1,320)          (318)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                          4,224          3,536
                                                                                                    -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                          $     2,904    $     3,218
                                                                                                    ===========    ===========

CASH PAID DURING THE PERIOD FOR:
   Interest                                                                                         $     4,653    $     4,829
   Income taxes                                                                                     $     5,765    $     5,944

* See Note 2 for explanation of restatement.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

                                 STEPAN COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002
                                    Unaudited

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The condensed consolidated financial statements included herein have been prepared by the Stepan Company (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate and make the information presented not misleading. In the opinion of management all normal recurring adjustments necessary to present fairly the condensed consolidated financial position of the Company as of September 30, 2002, and the condensed consolidated results of operations for the three and nine months then ended and cash flows for the nine months then ended, have been included.

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

     A summary of the significant effects of the restatement is as follows:

         As of December 31, 2001:

        (In thousands)                                         As
                                                           Previously
                                                            Reported       Adjustments       As Restated
                                                            --------       -----------       -----------
        Assets
           Long term investments                                    -      $    7,674       $     7,674
           Deferred income taxes                          $    10,684          (1,874)            8,810

        Liabilities
           Deferred income taxes                          $    35,040      $   (6,437)      $    28,603
           Deferred compensation - current & long-term              -          17,615            17,615

        Stockholders' Equity
           Additional paid-in capital                          16,893            (362)           16,531
           Accumulated other comprehensive loss               (14,800)         (1,070)          (15,870)
           Retained earnings                                  142,110           2,548           144,658
           Treasury stock                                      (8,659)         (6,494)          (15,153)

For the three and nine month periods ended September 30, 2001:

                                            Three Months Ended                            Nine Months Ended
                                            September 30, 2001                           September 30, 2001
                                 ----------------------------------------    ------------------------------------------
(Dollars in thousands, except         As                                           As
per share amounts)                Previously                       As          Previously                       As
                                   Reported     Adjustments     Restated        Reported     Adjustments     Restated
                                   --------     -----------     --------        --------     -----------     --------
Net income                         $   4,481    $   2,365       $  6,846       $  14,282     $   1,701      $  15,983

Earnings per share:
   Basic                           $    0.46    $    0.29       $   0.75       $    1.48     $    0.26      $    1.74
   Diluted                         $    0.44    $    0.26       $   0.70       $    1.41     $    0.23      $    1.64

Shares used to compute net
income per common share:
   Basic                               9,260         (412)         8,848           9,255          (413)         8,842
   Diluted                            10,132         (412)         9,720          10,149          (413)         9,736

Other comprehensive income         $    (274)   $    (580)      $   (854)      $  (1,280)    $    (723)     $  (2,003)

Certain other amounts in the restated 2001 financial statements have been reclassified to conform to the 2002 presentation.

               The Annual Report on Form 10-K covering the 2001, 2000 and 1999 financial statements, as well as SEC Form 10-Q for the first two quarters of 2002 will be amended and refiled with the SEC upon completion of an audit of the annual financial statements. The Company's loan agreements require audited financial statements and pending completion of the reaudit, the lenders have provided a 120 day waiver of compliance with this debt covenant.

         After filing SEC Form 10-Q for the three and six month periods ended June 30, 2002, the Company determined that it had not recorded approximately $3,429,000 of deferred tax assets related to the deferred compensation plan. This adjustment is reflected in the balance sheet restatement effect, noted above, in this footnote.

3.       INVENTORIES

         Inventories consist of following amounts:

                (In thousands)

                                                                  September 30, 2002     December 31, 2001
                                                                  ------------------     -----------------
                Inventories valued primarily on LIFO basis -
                   Finished products                               $        41,131        $        33,932
                   Raw materials                                            23,192                 25,398
                                                                   ---------------        ---------------
                Total inventories                                  $        64,323        $        59,330
                                                                   ===============        ===============

         If the first-in, first-out (FIFO) inventory valuation method had been used for all inventories, inventory balances would have been approximately $6.7 million and $7.5 million higher than reported at September 30, 2002, and December 31, 2001, respectively.

4.       CONTINGENCIES

         There are a variety of legal proceedings pending or threatened against the Company. Some of these proceedings may result in fines, penalties, judgments or costs being assessed against the Company at some future time. The Company's operations are subject to extensive local, state and federal regulations, including the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("Superfund") and the Superfund amendments of 1986. The Company, and others, have been named as potentially responsible parties at affected geographic sites. The Company believes that it has made adequate provisions for the costs it may incur with respect to these sites. The Company has estimated a range of possible environmental and legal losses from $7.2 million to $34.3 million at September 30, 2002. At September 30, 2002 and December 31, 2001, the Company's best estimates of reserves for such losses were $17.1 million and $17.0 million, respectively, for legal and environmental matters.

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

         Following are summaries of the environmental proceedings related to the Company's Maywood, New Jersey, and Ewan and D'Imperio environmental sites:

         Maywood, New Jersey, Site:

         The Company's site in Maywood, New Jersey and property formerly owned by the Company adjacent to its current site, were listed on the National Priorities List in September 1993 pursuant to the provisions of the Comprehensive Environmental Response Compensation and Liability Act (CERCLA) because of certain alleged chemical contamination. Pursuant to an Administrative Order on Consent entered into between the United States Environmental Protection Agency (USEPA) and the Company for property formerly owned by the Company, and the issuance of an order by USEPA to the Company for property currently owned by the Company, the Company completed a Remedial Investigation Feasibility Study (RI/FS) in 1994. The Company submitted the Draft Final FS for Soil and Source Areas (Operable Unit 1) in September 2002. In addition, the Company has also submitted additional information regarding the remediation, most recently in October 2002. Discussions between USEPA and the Company are continuing. The Company is awaiting the issuance of a Record of Decision (ROD) from USEPA relating to the currently owned and formerly owned Company property and the proposed remediation. The final ROD will be issued sometime after the public comment period.

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

         Lightman Drum Site:

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

         Liquid Dynamics Site:

         The Company received a General Notice of Potential Liability letter from the USEPA dated October 18, 2002, regarding the Liquid Dynamics Site located in Chicago, Illinois. The Company submitted a response to USEPA on November 5, 2002, stating that it is interested in negotiating a resolution of its potential responsibility at this site. Based on the fact that the Company believes it is a de minimis PRP at this site, the Company believes that a resolution of its liability at this site will not have a material impact on the financial condition of the Company.

         Wilmington Site:

         As reported previously in the Company's Quarterly Report Form 10-Q for the quarter ended September 30, 1994 and various subsequent reports, the Company received a Request for Information from the Commonwealth of Massachusetts Department of Environmental Protection relating to the Company's formerly-owned site at 51 Eames Street, Wilmington, Massachusetts. The Company received a copy of another Request for Information regarding this site dated October 18, 2002. The Company's response to this request is due on November 29, 2002. The Company is currently investigating this matter and therefore, cannot predict what its liability, if any, will be for this site.

5.       EARNINGS PER SHARE

         Below is the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2002 and 2001.

        (Dollars in thousands, except per share amounts)     Three Months Ended            Nine Months Ended
                                                                September 30                  September 30
                                                          -------------------------    ---------------------------
                                                             2002         2001             2002          2001
                                                             ----         ----             ----          ----
        Computation of Basic Earnings per Share

        Net income                                         $  5,675     $  6,846        $ 17,702      $ 15,983

        Deduct dividends on preferred stock                    (199)        (200)           (601)         (602)
                                                           --------     --------        --------      --------
        Income applicable to common stock                  $  5,476     $  6,646        $ 17,101      $ 15,381
                                                           ========     ========        ========      ========

        Weighted-average number of common
           shares outstanding                                 8,871        8,848           8,855         8,842

        Basic earnings per share                           $   0.62     $   0.75        $   1.93      $   1.74
                                                           ========     ========        ========      ========

        Computation of Diluted Earnings per Share
        -----------------------------------------

        Net income                                         $  5,675     $  6,846        $ 17,702      $ 15,983

        Weighted-average number of common
           shares outstanding                                 8,871        8,848           8,855         8,842
        Add net shares issuable from assumed exercise
          of options (under treasury stock method)              293          206             270           228
        Add weighted-average shares issuable from
          assumed conversion of convertible preferred
          stock                                                 666          666             666           666
                                                           --------     --------        --------      --------
        Shares applicable to diluted earnings                 9,830        9,720           9,791         9,736
                                                           ========     ========        ========      ========

        Diluted earnings per share                         $   0.58     $   0.70        $   1.81      $   1.64
                                                           ========     ========        ========      ========

6.    COMPREHENSIVE INCOME

      Comprehensive income includes net income and all other non-owner changes in equity that are not reported in net income. Below is the Company's comprehensive income for the three and nine months ended September 30, 2002 and 2001.

      (In thousands)                                   Three Months Ended      Nine Months Ended
                                                          September 30            September 30
                                                    ------------------------ -----------------------
                                                        2002        2001        2002        2001
                                                        ----        ----        ----        ----
      Net income                                      $  5,675    $  6,846    $ 17,702    $ 15,983
      Other comprehensive income (loss):
           Foreign currency translation adjustments        298        (274)        283      (1,280)
           Unrealized loss on securities                  (557)       (580)       (817)       (723)
                                                      --------    --------    --------    --------
      Comprehensive income                            $  5,416    $  5,992    $ 17,168    $ 13,980
                                                      ========    ========    ========    ========

      At September 30, 2002, the total accumulated other comprehensive loss of $16,404,000 was comprised of $13,533,000 of foreign currency translation adjustments, $1,887,000 of unrealized losses on securities and $984,000 of minimum pension liability adjustments. At December 31, 2001, the total accumulated other comprehensive loss of $15,870,000 included $13,816,000 of foreign currency translation adjustments, $1,070,000 of unrealized losses on securities and $984,000 of minimum pension liability adjustments.

7.    SEGMENT REPORTING

      The Company has three reportable segments: surfactants, polymers and specialty products. Financial results of the Company's operating segments for the three and nine months ended September 30, 2002 and 2001, are summarized below:

       (In thousands)
                                     Three Months Ended                                Nine Months Ended
                                        September 30                                     September 30
                      ------------------------------------------------  ------------------------------------------------
                               2002                      2001                    2002                      2001
                      ----------------------    ----------------------  ----------------------    ----------------------
                                   Operating                 Operating               Operating                 Operating
                      Net Sales     Income      Net Sales      Income   Net Sales      Income     Net Sales     Income
                      ---------     ------      ---------      ------   ---------      ------     ---------     ------
      Surfactants      $152,103     $ 9,403      $134,379     $ 7,938    $449,799     $36,382      $415,165     $28,289

      Polymers           33,952       5,931        31,906       3,915      94,002      14,325        98,643      13,607

      Specialty
      Products            7,289       2,342         7,544       3,190      19,494       6,662        19,645       6,373

      Segment
      Totals           $193,344     $17,676      $173,829     $15,043    $563,295     $57,369      $533,453     $48,269

     Below are reconciliations of segment operating income to consolidated income before income taxes:

     (In thousands)                                    Three Months Ended       Nine Months Ended
                                                          September 30            September 30
                                                     ----------------------- --------------------
                                                      2002         2001        2002        2001
                                                      ----         ----        ----        ----
     Operating income segment totals                 $ 17,676    $ 15,043    $ 57,369    $ 48,269
     Unallocated corporate expenses (a)                (8,430)     (2,654)    (27,340)    (17,884)
     Interest expense                                  (1,743)     (1,713)     (5,240)     (5,375)
     Income from equity joint venture                     790         529       2,444       1,149
                                                     --------    --------    --------    --------
           Consolidated income before income taxes   $  8,293    $ 11,205    $ 27,233    $ 26,159
                                                     ========    ========    ========    ========

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

                                                  Three Months Ended       Nine Months Ended
     (In thousands, except per share data)           September 30             September 30
                                               ------------------------ -------------------------
                                                   2002        2001         2002        2001
                                                   ----        ----         ----        ----
     Reported net income                         $   5,675   $   6,846   $   17,702   $   15,983
     Add back:  Goodwill amortization                    0          97            0          323
                                                 ---------   ---------   ----------   ----------
        Adjusted net income                      $   5,675   $   6,943   $   17,702   $   16,306
                                                 =========   =========   ==========   ==========

     Basic earnings per share:
        Reported basic earnings per share        $    0.62   $    0.75   $     1.93   $     1.74
     Add back:  Goodwill amortization                 0.00        0.01         0.00         0.04
                                                 ---------   ---------   ----------   ----------
           Adjusted basic earnings per share     $    0.62   $    0.76   $     1.93   $     1.78
                                                 =========   =========   ==========   ==========

     Diluted earnings per share:
        Reported diluted earnings per share      $    0.58   $    0.70   $     1.81   $     1.64
     Add back:  Goodwill amortization                 0.00        0.01         0.00         0.03
                                                 ---------   ---------   ----------   ----------
           Adjusted diluted earnings per share   $    0.58   $    0.71   $     1.81   $     1.67
                                                 =========   =========   ==========   ==========

         The Company's net carrying values of goodwill were $6,233,000 and $6,100,000 as of September 30, 2002 and December 31, 2001,
         respectively. The entire amount of goodwill relates to the surfactants' reporting unit.

         SFAS No. 142 required the Company to complete a transition goodwill impairment test by comparing the fair value of the reporting unit with its net carrying value, including goodwill. The Company has completed this test and the results of that test indicated that goodwill was not impaired at January 1, 2002.

         The following table reflects the components of all other intangible assets, which have finite lives, as of September 30, 2002 and December 31, 2001.

         (In thousands)                                    Gross Carrying Amount               Accumulated Amortization
                                                     --------------------------------      -------------------------------
                                                     Sept. 30, 2002     Dec. 31, 2001      Sept. 30, 2002    Dec. 31, 2001
                                                     --------------     -------------      --------------    -------------
         Other Intangible Assets:
           Patents                                    $      2,000      $      2,000        $        567      $       466
           Trademarks, customer lists, know-how             17,095            17,095               6,283            5,386
           Non-compete Agreements                            1,000             1,000               1,000              950
                                                      ------------      ------------        ------------      -----------
         Total                                        $     20,095      $     20,095        $      7,850      $     6,802
                                                      ============      ============        ============      ===========

         Aggregate amortization expenses for the three and nine months ended September 30, 2002, were $333,000 and $1,048,000, respectively. Aggregated amortization expenses for the three and nine months ended September 30, 2001, were $400,000 and $1,205,000, respectively. Amortization expense is recorded based on useful lives ranging from 5 to 15 years. Estimated amortization expense for identifiable intangibles assets, other than goodwill, for each of the succeeding fiscal years are as follows:

                          (In thousands)

                          For year ended 12/31/03         $1,330
                          For year ended 12/31/04         $1,330
                          For year ended 12/31/05         $1,330
                          For year ended 12/31/06         $1,330
                          For year ended 12/31/07         $1,086


9.       RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," effective for fiscal years beginning after December 15, 2001. It requires the use of the purchase method of accounting for all transactions initiated after June 30, 2001. The Company applied the provisions of SFAS No. 141 to the September 2001 acquisition of Manro Performance Chemicals Limited. No acquisitions took place during the first nine months of 2002.

         In April 2001, the Emerging Issues Task Force (EITF) issued EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the

         Vendor's Products." EITF Issue No. 00-25 provides guidance regarding the reporting of consideration given by a vendor to a reseller of the vendor's products. This Issue requires certain considerations from vendor to a reseller of the vendor's products be considered: (a) as a reduction of the selling prices of the vendor's products and, therefore, be recorded as a reduction of revenue when recognized in the vendor's income statement, or (b) as a cost incurred by the vendor for assets or services received from the reseller and, therefore, be recorded as a cost or an expense when recognized in the vendor's income statement. EITF Issue No. 00-25 was effective for the Company beginning January 1, 2002. The Company's accounting policies were already consistent with the guidance provided in this EITF. Therefore, adoption of this standard did not have an impact on the Company's financial position or results of operations.

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143, which is effective for fiscal years beginning after June 15, 2002, supersedes previous guidance for financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset. Based on the information currently available, adoption of this standard is not expected to have an impact on the Company's financial position or results of operations.

         In August 2001, SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets," was issued. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 144 was effective January 1, 2002. Adoption of this standard did not have an impact on the Company's financial position or results of operations.

         In June 2002, The Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Based on the information currently available, adoption of this standard is not expected to have an impact on the Company's financial position or results of operations.

 10.     NEW LOAN AGREEMENT

         During September 2002, the Company completed a new $30 million private placement loan with its existing insurance company lenders. The proceeds of the loan were used to repay existing bank debt that had been classified as long-term. The new loan is unsecured and will bear interest at 6.86 percent through the stated maturity date of September 1, 2015.

 11.     RECLASSIFICATIONS

         Certain amounts in the restated 2001 financial statements have been reclassified to conform to the 2002 presentation.

Item 2 - Management's Discussion and Analysis of Financial Conditions and Results of Operations

The following is management's discussion and analysis of certain significant factors, which have affected the Company's financial condition and results of operations during the interim period included in the accompanying condensed consolidated financial statements.

As discussed in Note 2 to the unaudited, condensed, consolidated financial statements, the Company has restated its financial statements for the three and nine month periods ended September 30, 2001 and for the year ended December 31, 2001. The accompanying Management's Discussion and Analysis gives effect to the restatement.

CRITICAL ACCOUNTING POLICIES

Estimates

We prepare our financial statements in accordance with accounting principles generally accepted in the United States of America. Preparing our financial statements in accordance with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical areas where estimates are required are noted below:

Environmental Liabilities:

It is the Company's accounting policy to record environmental liabilities when environmental assessments and/or remedial efforts are probable and the cost or range of possible costs can be reasonably estimated. When no amount within the range is a better estimate than any other amount, the minimum is accrued. Some of the factors on which the Company bases its estimates include information provided by feasibility studies, potentially responsible party negotiations and the development of remedial action plans.

Reserves for Doubtful Accounts:

Accounts receivable are reported net of reserves for doubtful accounts. The Company determines the reserve requirement based upon the estimated collectibility of specific delinquent accounts, the Company's historical loss experience and the level of non-delinquent accounts receivable.

Reserves for Obsolete and Slow Moving Inventories:

The Company provides reserves for obsolete and slow moving inventory items. The reserve requirement is estimated based upon a review of specific inventory items that are identified as slow moving and consideration of potential salvage value and disposal costs.

Because the foregoing liabilities and reserves are recorded based on estimates, actual amounts could differ from these estimates.

Initial Adoption of an Accounting Policy

As discussed in Note 2 to the condensed Consolidated Financial Statements, the Company adopted the requirements of the consensus reached by the Emerging Issues Task Force of the Financial Accounting Standards Board in issue No. 97-14, "Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested". A description of the Company's deferred compensation accounting policy follows:

The Company maintains deferred compensation plans. These plans allow management to defer receipt of their bonuses and directors to defer receipt of director fees until retirement or departure from the Company. The plans allow the participant to choose to invest in either Stepan common stock or a narrow variety of mutual funds. These assets are owned by the Company and subject to the claims of general creditors of the Company. The liability to the participants is recorded after the underlying compensation is earned, recorded as expense and a deferral election is made resulting in the deferred compensation liability. The purchase of Stepan common shares for the plans is recorded as a regular treasury stock purchase. The purchase of mutual funds is recorded as long term investments.

Fluctuations in the value of these assets are recorded as compensation income or expense in administrative expense. The dividends, interest and capital gains from the mutual fund assets are recorded as investment income and reported under Other Income as interest expense, net of investment income. Unrealized market fluctuations of the mutual funds are recorded as other comprehensive income or expense in stockholders' equity.

LIQUIDITY AND CAPITAL RESOURCES

Net cash from operating activities for the first nine months of 2002 totaled $30.9 million, a decrease of $9.5 million compared to $40.4 million for the same period in 2001. A $1.7 million increase in net income during the period was offset by increased working capital. For the first three quarters of 2002, seasonal working capital growth required $18.8 million compared to $2.9 million for the same period last year. For the prior year period, seasonal working capital requirements were lower after the events of September 11, 2001. Working capital changes for the current year period include: accounts receivable up by $13.2 million, inventories up by $5.0 million, prepaid expenses up by $1.1 million and accounts payable and accrued liabilities up by $0.5 million.

Capital expenditures totaled $24.6 million for the first three quarters of 2002, compared to $24.4 million for the same period in 2001. The pace of capital spending is expected to increase during the fourth quarter of 2002 and total year expenditures for property, plant and equipment are expected to be somewhat higher from year to year.

Total company debt decreased by $2.9 million during the first nine months of 2002, from $120.3 million to $117.4 million. As of September 30, 2002, the ratio of long-term debt to long-term debt plus stockholders' equity was 39.4 percent, compared to 41.5 percent at December 31, 2001.

The Company's announced change in accounting for deferred compensation plans will require financial restatement and independent audit for 1999, 2000, and 2001 and the first quarter of 2002. While the company is presently not in compliance with domestic loan agreements, because they require audited financial statements, the company's banks and insurance company lenders have waived those particular debt covenants until November 22, 2002, pending completion of the audit process.

During September 2002, the Company completed a new $30 million private placement loan with its existing insurance company lenders. The proceeds of the loan were used to repay existing bank debt that had been classified as long-term. The new loan is unsecured and will bear interest at 6.86 percent through the stated maturity date of September 1, 2015.

The Company maintains contractual relationships with its domestic banks that provide for revolving credit of up to $60 million, which may be drawn upon as needed for general corporate purposes through May 2, 2007 under a revolving credit agreement. The company also meets short-term liquidity requirements through uncommitted domestic bank lines of credit.

The Company's foreign subsidiaries maintain committed and uncommitted bank lines of credit in their respective countries to meet working capital requirements as well as to fund capital expenditure programs and acquisitions. During March 2002, the company's Stepan Europe subsidiary completed a (euro)13.4 million bank term loan as long-term financing for a portion of the Manro acquisition. This loan will mature in 7 years and bears interest at rates set quarterly, based on 90-day EURIBOR plus the contractual spread. The U.S. parent company does not guaranty this loan.

The Company anticipates that cash from operations and from committed credit facilities will be sufficient to fund anticipated capital expenditures, dividends and other planned financial commitments for the foreseeable future. Any substantial acquisitions would require additional funding.

There have been no material changes in the Company's market risks since December 31, 2001.

RESULTS OF OPERATIONS
Three Months Ended September 30, 2002 and 2001

Net income for the third quarter ended September 30, 2002, decreased to $5.7 million, or $0.58 per share (diluted), from $6.8 million, or $0.70 per share (diluted), in 2001. Net sales increased 11 percent to $193.3 million in the third quarter of 2002 from $173.8 million a year ago. Net sales by segment were:

            (Dollars in thousands)                  Three Months
                                                 Ended September 30
                                        ----------------------------------------
                                            2002           2001       % Change
                                            ----           ----       --------
            Net Sales:
                Surfactants             $    152,103   $    134,379      +13
                Polymers                      33,952         31,906       +6
                Specialty Products             7,289          7,544       -3
                                        ------------   ------------
                     Total              $    193,344   $    173,829      +11
                                        ============   ============

Surfactants net sales increased from $134.4 million in the third quarter of 2001 to $152.1 million in the third quarter of 2002. Foreign operations accounted for most of the improvement, reporting a $13.0 million, or 38 percent, increase between quarters. Approximately $12.1 million of the increased net sales were attributable to the fourth quarter 2001 acquisition of Stepan UK. European operations, excluding Stepan UK, reported higher net sales based on improved sales volume and a stronger euro. Latin American operations posted weaker net sales due to decreased sales volume and lower average selling prices.

Net sales for domestic surfactant U.S. operations, which accounted for 69 percent of total surfactant revenues, increased $4.7 million, or five percent, from $99.9 million in the third quarter of 2001 to $104.6 million in the third quarter of 2002. A seven percent growth of sales volume more than offset a three percent decline in average selling prices. Higher demand for personal care products led to the increase in sales volume.

Surfactants gross profit increased 15 percent to $20.3 million in the third quarter of 2002 from $17.6 million in the third quarter of 2001. Domestic operations reported a $0.7 million, or five percent, increase in gross profit. The increase was based on improved sales volume, which offset a two percent decline in average margins. Raw material costs declined after several years of increases allowing a partial recovery in margins. However, this was offset by a weaker sales mix of higher value added products used in industrial applications, which have been harder hit by the slow economy.

Foreign operations' gross profit increased $2.0 million, or 51 percent, between quarters. Stepan Europe contributed $2.6 million to the improvement, of which $2.2 million was attributable to the previously noted Stepan UK acquisition. Latin American operations reported higher gross profit due to higher average margins and Canadian operations showed an improvement based on increased sales volume and higher average margins.

Polymers net sales increased $2.1 million, or six percent, to $34.0 million in the third quarter of 2002 from $31.9 million in the third quarter of 2001. The increase was based on an 18 percent growth in sales volume, which offset a ten percent decline in average selling prices. Global polyurethane polyols net sales increased $2.7 million, or 14 percent, between quarters. Domestic operations reported a $1.4 million improvement based on an eight percent rise in sales volume. European net sales rose $1.5 million between quarters due primarily to improved sales volume. Phthalic anhydride (PA) net sales increased three percent to $8.3 million in the third quarter 2002 from $8.1 million in the third quarter of 2001. A 31 percent gain in sales volume led to the improvement and more than offset a 22 percent drop in average selling prices. Lower raw material costs, which were passed on to customers, and a change from selling a finished product to toll processing of consigned raw materials, led to the average selling price decline. Polyurethane systems reported a $0.8 million, or 17 percent, decline in net sales. An 18 percent drop in sales volume, due primarily to lost business, led to the decline.

Polymers third quarter gross profit increased $2.6 million, or 48 percent, from $5.4 million in the third quarter of 2001 to $8.0 million in the third quarter of 2002. Global polyurethane polyols' gross profit increased $1.4 million, or 33 percent, from quarter to quarter. Domestic operations gross profit rose $1.3 million, or 29 percent, based on higher sales volume and improved average margins. Polyurethane systems gross profit declined $0.4 million, or 32 percent, between quarters. Lower sales volume and average margins led to the decrease. Higher unit overhead costs resulting from lower production volumes led to the decrease in average margins. PA gross profit rose $1.4 million between quarters due to improved sales volume and higher average margins.

Specialty products reported $7.3 million in net sales for the third quarter of 2002 compared to $7.5 million a year ago. The decline was due to lower average selling prices. Gross profit declined $0.7 million, or 20 percent, to $2.8 million in the third quarter of 2002 from $3.5 million in the third quarter of 2001. Lower sales volume of higher margin products led to the decline.

Operating expenses for the third quarter of 2002 increased 55 percent from $14.1 million in 2001 to $21.8 million in 2002. Administrative expenses increased $5.9 million from quarter to quarter. The $2.7 million increase in deferred compensation expense coupled with $1.4 million in reduced insurance recoveries contributed to the higher domestic expense. The inclusion of $0.7 million of expense related to Stepan UK, which was first consolidated in the fourth quarter of 2001, also contributed to the increase. Marketing expense rose $0.9 million, or 14 percent, between quarters. The addition of Stepan UK marketing expenses coupled with higher payroll costs accounted for most of the increase. Research and development expense increased 16 percent, mostly due to higher payroll costs.

Net interest expense increased two percent between quarters. Interest expense declined two percent due to lower overall borrowing rates and decreased debt levels. The decline in interest expense was more than offset by lower investment income from mutual funds.

Income from the Philippines equity joint venture increased to $0.8 million in the third quarter of 2002 from $0.5 million in the third quarter of 2001. The rise was due to royalty income and higher equity income based on improved sales volume.

The effective tax rate was 31.6 percent for the third quarter ended September 30, 2002 compared to 38.9 percent for the third quarter ended September 30, 2001. The lower effective tax rate was primarily attributable to a revised estimated annual effective rate of 35 percent. The lower annual rate is due to favorable rates on European earnings and a higher U.S. tax benefit realized on export sales. A decrease in the overall state apportionment factor also contributed to the lower effective tax rate.

Nine Months Ended September 30, 2002 and 2001

Net income for the first nine months ended September 30, 2002, was $17.7 million, or $1.81 per share (diluted), up $1.7 million, or 11 percent, from $16.0 million, or $1.64 per share (diluted), for the same period in 2001. Net sales increased six percent to $563.3 million from $533.5 million reported last year. Net sales by segment were:

           (Dollars in thousands)                  Nine Months
                                                Ended September 30
                                      ------------------------------------------
                                          2002            2001       % Change
                                          ----            ----       --------
           Net Sales:
               Surfactants            $    449,799   $    415,165       +8
               Polymers                     94,002         98,643       -5
               Specialty Products           19,494         19,645       -1
                                      ------------   ------------
                    Total             $    563,295   $    533,453       +6
                                      ============   ============

Surfactants net sales increased $34.6 million, or eight percent, to $449.8 million in 2002 from $415.2 million in 2001. Net sales for foreign operations rose $34.2 million, or 33 percent, from $103.3 million in 2001 to $137.5 million in 2002. A 47 percent increase in sales volume led to the net sales growth. Approximately $31.2 million of the increase was due to the fourth quarter 2001 acquisition of Stepan UK. European operations, excluding Stepan UK, and Canadian operations reported higher net sales by $2.4 million and $1.6 million, respectively, based on improved sales volume. Domestic U.S. operations, which accounted for 69 percent of total surfactant revenues, reported net sales that were relatively unchanged from year to year.

Surfactants gross profit increased $10.9 million, or 19 percent, to $67.6 million in the first nine months of 2002 from $56.7 million for the same period of 2001. Domestic operations reported a $5.4 million, or 12 percent, increase in gross profit due to a partial recovery in margins as raw material costs declined after several years of increases. Gross profit for foreign operations rose $5.5 million, or 45 percent, to $17.8 million in 2002 from $12.3 million in 2001. European operations contributed $5.7 million to the improvement, of which $5.1 million related to the previously noted Stepan UK acquisition. Latin America operations reported increased gross profit due to higher average margins.

Polymers net sales decreased $4.6 million, or five percent, to $94.0 million in 2002 from $98.6 million in 2001. PA net sales increased 13 percent to $28.3 million in 2002 from $25.1 million in 2001. A 35 percent gain in sales volume more than offset a 17 percent drop in average selling prices. Lower raw material costs, coupled with the move to a consignment arrangement with a major customer (i.e. the customer provides the Company with the raw material to produce the customer's finished product), led to the average price decline. Global polyurethane polyols net sales decreased seven percent to $54.2 million in 2002 from $58.1 million for the same period a year ago. Domestic operations accounted for most of the net sales decrease contributing $5.2 million to the drop, based on declined sales volume and lower average selling prices. Urethane systems net sales fell 26 percent to $11.5 million for the first nine months of 2002 from $15.5 million in 2001. A 25 percent drop in sales volume, which led to the decrease, was due primarily to lost business.

Polymers gross profit was $20.0 million for the nine months of 2002, which was $1.7 million, or nine percent, higher than a year ago. PA's gross profit increased $2.0 million, or 79 percent, to $4.5 million in 2002 from $2.5 million in 2001. A 35 percent improvement in sales volume, coupled with a 31 percent increase in average margins, led to the rise. Global polyurethane polyols gross profit increased $1.1 million, or eight percent, to $15.2 million in 2002 from $14.1 million in 2001. Domestic polyurethane polyols gross profit increased $0.6 million, or four percent, from $14.4 million in 2001 to $15.0 million in 2002 based on higher average margins, partially offset by lower sales volume. Lower raw material costs led to the average margin improvement. European gross profit increased $0.8 million based on higher average margins and improved sales volume, while Brazil's gross profit dropped $0.2 million due to lower sales volume. Polyurethane systems gross profit decreased $1.4 million, or 39 percent, from year to year. Lower sales volume and average margins led to the decrease. Higher unit overhead costs resulting from decreased production volumes led to the decline in average margins.

Specialty products net sales decreased $0.1 million, or one percent, from $19.6 million in 2001 to $19.5 million in 2002. The decrease was primarily due to lower sales volume. Gross profit increased $0.6 million, or nine percent, between years due to increased sales volume of higher margin products.

Operating expenses increased $13.5 million, or 26 percent, to $65.2 million in the first nine months of 2002 from $51.7 million for the same period a year ago. Administrative expenses rose $10.5 million, or 66 percent, between years. The rise reflected $3.4 million increase in costs associated with the implementation of an enterprise resource planning system and $3.2 million increased deferred compensation expenses. The increase also reflected $1.6 million in expenses for Stepan UK, which was first consolidated in the fourth quarter of 2001. Marketing expenses increased $1.6 million, or eight percent, between years. Research and development expenses increased $1.4 million, or eight percent, between years.

Interest expense decreased three percent from year to year due to lower overall borrowing rates.

Income from the Philippines equity joint venture increased to $2.4 million in 2002 from $1.1 million a year ago. The rise was due to royalty income and to increased equity income generated by higher sales volume.

The effective tax rate was 35.0 percent for the first nine months ended September 30, 2002 compared to 38.9 percent for the first nine months ended September 30, 2001. The lower effective tax rate was primarily attributable to a decrease in the effective tax rate on European earnings and a higher U.S. tax benefit realized on export sales. A decrease in the overall state apportionment factor also contributed to the lower effective tax rate.

ENVIRONMENTAL AND LEGAL MATTERS

The Company is subject to extensive federal, state and local environmental laws and regulations. Although the Company's environmental policies and practices are designed to ensure compliance with these laws and regulations, future developments and increasingly stringent environmental regulation could require the Company to make additional unforeseen environmental expenditures. The Company will continue to invest in the equipment and facilities necessary to comply with existing and future regulations. During the first nine months of 2002, Company expenditures for capital projects related to the environment were $0.8 million and should approximate $1.2 million for the full year 2002. These projects are capitalized and typically depreciated over 10 years. Recurring costs associated with the operation and maintenance of facilities for waste treatment and disposal and managing environmental compliance in ongoing operations at our manufacturing locations were $5.6 million for the first nine months of 2002.

The Company has been named by the government as a potentially responsible party at 18 waste disposal sites where cleanup costs have been or may be incurred under the federal Comprehensive Environmental Response, Compensation and Liability Act and similar state statutes. In addition, damages are being claimed against the Company in general liability actions for alleged personal injury or property damage in the case of some disposal and plant sites. The Company believes that it has made adequate provisions for the costs it may incur with respect to these sites. The Company has estimated a range of possible environmental and legal losses from $7.2 million to $34.3 million at September 30, 2002. At September 30, 2002 and December 31, 2001, the Company's reserves were $17.1 million and $17.0 million for legal and environmental matters. During the first nine months of 2002, expenditures related to legal and environmental matters approximated $2.2 million. For certain sites, estimates cannot be made of the total costs of compliance or the Company's share of such costs; accordingly, the Company is unable to predict the effect thereof on future results of operations. In the event of one or more adverse determinations in any annual or interim period, the impact on results of operations for those periods could be material. However, based upon the Company's present belief as to its relative involvement at these sites, other viable entities' responsibilities for cleanup and the extended period over which any costs would be incurred, the Company believes that these matters will not have a material effect on the Company's financial position.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," effective for fiscal years beginning after December 15, 2001. It requires the use of the purchase method of accounting for all transactions initiated after June 30, 2001. The Company applied the provisions of SFAS No. 141 to the September 2001 acquisition of Manro Performance Chemicals Limited. No acquisitions took place during the first nine months of 2002.

In April 2001, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." EITF Issue No. 00-25 provides guidance regarding the reporting of consideration given by a vendor to a reseller of the vendor's products. This Issue requires certain considerations from vendor to a reseller of the vendor's products be considered: (a) as a reduction of the selling prices of the vendor's products and, therefore, be recorded as a reduction of revenue when recognized in the vendor's income statement, or (b) as a cost incurred by the vendor for assets or services received from the reseller and, therefore, be recorded as a cost or an expense when recognized in the vendor's income statement. EITF Issue No. 00-25 was effective for the Company beginning January 1, 2002. The Company's accounting policies were already consistent with the guidance provided in this EITF. Therefore, adoption of this standard did not have an impact on the Company's financial position or results of operations.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143, which is effective for fiscal year beginning after June 15, 2002, supersedes previous guidance for financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The statement applies to legal obliations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset. Based on the information currently available, adoption of this standard is not expected to have an impact on the Company's financial position or results of operations.

In August 2001, SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets," was issued. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 144 was effective January 1, 2002. Adoption of this standard did not have an impact on the Company's financial position or results of operations.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143, which is effective for fiscal years beginning after June 15, 2002, supersedes previous guidance for financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset. Based on the information currently available, adoption of this standard is not expected to have an impact on the Company's financial position or results of operations.

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Based on the information currently available, adoption of this standard is not expected to have an impact on the Company's financial position or results of operations.

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

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

         For information regarding our exposure to market risk, see the caption entitled "Liquidity and Capital Resources" in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations," which is incorporated herein by reference.

Item 4 - Controls and Procedures

         a.       Evaluation of Disclosure Controls and Procedures

                  Based on their evaluation of our disclosure controls and procedures conducted within 90 days of the date of filing this report on Form 10-Q, our Chief Executive Officer and our acting Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934) are effective.

         b.       Changes in Internal Controls

                  There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Part II                          OTHER INFORMATION
--------------------------------------------------------------------------------
Item 1 - Legal Proceedings

The Company's site in Maywood, New Jersey and property formerly owned by the Company adjacent to its current site, were listed on the National Priorities List in September 1993 pursuant to the provisions of the Comprehensive Environmental Response Compensation and Liability Act (CERCLA) because of certain alleged chemical contamination. Pursuant to an Administrative Order on Consent entered into between the United States Environmental Protection Agency (USEPA) and the Company for property formerly owned by the Company, and the issuance of an order by USEPA to the Company for property currently owned by the Company, the Company completed a Remedial Investigation Feasibility Study (RI/FS) in 1994. The Company submitted the Draft Final FS for Soil and Source Areas (Operable Unit 1) in September 2002. In addition, the Company has also submitted additional information regarding the remediation, most recently in October 2002. Discussions between USEPA and the Company are continuing. The Company is awaiting the issuance of a Record of Decision (ROD) from USEPA relating to the currently owned and formerly owned Company property and the proposed remediation. The final ROD will be issued sometime after the public comment period.

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

Regarding the D'Imperio Superfund Site, USEPA has indicated it will seek penalty claims against the Company based on the Company's alleged noncompliance with the modified Unilateral Administrative Order. The Company is currently negotiating with USEPA to settle its proposed penalty against the Company but does not believe that a settlement, if any, will have a material impact on the financial condition of the Company. In addition, the Company also received notice from the New Jersey Department of Environmental Protection (NJDEP) dated March 21, 2001, that NJDEP has indicated it will pursue cost recovery against the alleged responsible parties, including the Company. The NJDEP's claims include costs related to remediation of the D'Imperio Superfund Site in the amount of $434,406 and alleged natural resource damages in the amount of $529,584 (as of November 3, 2000). The NJDEP settled such claims against the alleged responsible parties, resulting in the Company paying its portion of $83,061 in July 2002. This payment is subject to reallocation after the allocation phase of the above-identified trial, if any. The payment did not have a material impact on the financial condition of the Company.

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

The Company received a General Notice of Potential Liability letter from the USEPA dated October 18, 2002, regarding the Liquid Dynamics Site located in Chicago, Illinois. The Company submitted a response to USEPA on November 5, 2002, stating that it is interested in negotiating a resolution of its potential responsibility at this site. Based on the fact that the Company believes it is a de minimis PRP at this site, the Company believes that a resolution of its liability at this site will not have a material impact on the financial condition of the Company.

As reported previously in the Company's Quarterly Report Form 10-Q for the quarter ended September 30, 1994 and various subsequent reports, the Company received a Request for Information from the Commonwealth of Massachusetts Department of Environmental Protection relating to the Company's formerly-owned site at 51 Eames Street, Wilmington, Massachusetts. The Company received a copy of another Request for Information regarding this site dated October 18, 2002. The Company's response to this request is due on November 29, 2002. The Company is currently investigating this matter and therefore, cannot predict what its liability, if any, will be for this site.

Item 6 - Exhibits and Reports on Form 8-K

(a)    Exhibit 99.1--Certification pursuant to 18 U.S.C. Section 1350, as
                     Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

       Exhibit 99.2--Note Purchase Agreement dated as of September 1, 2002

       Exhibit 99.3--Revolving Credit Agreement dated as of May 3, 2002

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

                                             STEPAN COMPANY

                                             /s/ James E. Hurlbutt
                                             James E. Hurlbutt
                                             Vice President and Corporate
                                             Controller

Date:  November 14, 2002

                                 CERTIFICATIONS

I, F. Quinn Stepan, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of Stepan Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date:    November 14, 2002

                                           /s/ F. Quinn Stepan
                                      ------------------------------------------
                                         Chairman and Chief Executive Officer

                                 CERTIFICATIONS

I, James E. Hurlbutt, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of Stepan Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date:    November 14, 2002      /s/ James E. Hurlbutt
                                       -----------------------------------------
                                         Vice President & Corporate Controller