Form 10-K/A
period 2001-12-31
STEPAN CO
filed 2002-11-22
CIK 94049

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-K/A
                                 Amendment No. 1

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM                TO
                                        --------------    ---------------

                          Commission File Number 1-4462

                                   ----------

                                 STEPAN COMPANY
             (Exact name of registrant as specified in its charter)

                          Delaware                                                      36-1823834
(State or other jurisdiction of incorporation or organization)           (I.R.S. Employer Identification Number)

         Edens and Winnetka Road, Northfield, Illinois                                    60093
           (Address of principal executive offices)                                    (Zip Code)

         Registrant's telephone number including area code: 847-446-7500

          Securities registered pursuant to Section 12 (b) of the Act:

                                                     Name of Each Exchange
                 Title of Each Class                  on Which Registered
                 -------------------                -----------------------
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

     Aggregate market value at February 28, 2002, of voting stock held by nonaffiliates of the registrant: $148,005,000*

     Number of shares outstanding of each of the issuer's classes of common stock as of February 28, 2002:

           Class               Outstanding at February 28, 2002
           -----               --------------------------------
Common Stock, $1 par value                8,837,448

                       Documents Incorporated by Reference

 Part of Form 10-K/A                Document Incorporated
 -------------------                ---------------------
Part III, Items 10-12        Proxy Statement dated March 28, 2002

     * Based on reported ownership by all directors, officers and beneficial owners of more than 5% of registrant's voting stock. However, this determination does not constitute an admission of affiliate status for any of these holders.

This amendment to Form 10-K is being filed to give effect to the restatement of Stepan Company's financial statements for the years ended December 31, 2001, 2000 and 1999, as discussed in Note 2 to the Consolidated Financial Statements (Item 8 of this Form 10-K/A).

                                     PART I

Item 1. Business

     Stepan Company and its subsidiaries (the "Company") produce specialty and intermediate chemicals, which are sold to other manufacturers and then made into a variety of end products. The Company has three reportable segments: surfactants, polymers and specialty products. Surfactants refer to chemical agents, which affect the interaction between two surfaces; they can provide actions such as detergency (i.e., the ability of water to remove soil from another surface), wetting and foaming, dispersing, emulsification (aiding two dissimilar liquids to mix), demulsification and viscosity modifications. Surfactants are the basic cleaning agent in detergents for washing clothes, dishes, carpets, fine fabrics, floors and walls. Surfactants are also used for the same purpose in shampoos and conditioners, toothpastes, cosmetics and other personal care products. Commercial and industrial applications include emulsifiers for agricultural products, emulsion polymers such as floor polishes and latex foams and coatings, wetting and foaming agents for wallboard manufacturing and surfactants for enhanced oil recovery. Polymers, which included phthalic anhydride, polyols and polyurethane foam systems, are used in plastics, building materials and refrigeration industries. Polymers are also used in coating, adhesive, sealant and elastomer applications. Specialty products sells chemicals used in food, flavoring and pharmaceutical applications.

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

EMPLOYMENT

At December 31, 2001 and 2000, the Company employed worldwide 1,491 and 1,387 persons, respectively.

FOREIGN OPERATIONS

See Note 14, Segment Reporting, of the Consolidated Financial Statements (Item 8 of this Form 10-K/A).

SEGMENTS

See Note 14, Segment Reporting, of the Consolidated Financial Statements (Item 8 of this Form 10-K/A).

Item 2. Properties

The Company's corporate headquarters and central research laboratories are located in Northfield, Illinois. The Northfield facilities contain approximately 70,000 square feet on an eight acre site. In addition, the Company leases 49,000 square feet of office space in a nearby office complex.

     Stepan Canada maintains a leased sales office in Mississauga, Canada. Stepan Mexico maintains a leased sales office in Mexico City, Mexico.

     Surfactants are produced at four plants in the United States and six wholly owned subsidiaries: one each in France, United Kingdom, Canada, Mexico, Colombia and Germany. The principal plant is located on a 626 acre site at Millsdale (Joliet), Illinois. A second plant is located on a 39 acre tract in Fieldsboro, New Jersey. West Coast operations are conducted on an eight acre site in Anaheim, California. A fourth plant is located on a 175 acre site in Winder, Georgia. The plant, laboratory and office of Stepan Europe are located on a 20 acre site near Grenoble, France. Stepan Canada, Inc. is located on a 70 acre leased, with an option to purchase, site in Longford Mills, Ontario, Canada. Stepan Mexico is located on a 13 acre site in Matamoros, Mexico. Stepan Germany is located on a five acre site in Cologne, Germany. Stepan UK Limited is located on a five acre site in Stalybridge (Manchester), United Kingdom. Stepan Colombia is located on a five acre site in Manizales, Colombia. The phthalic anhydride, polyurethane systems and polyurethane polyols plants are also located at Millsdale. Specialty products are mainly produced at a plant located on a 19 acre site in Maywood, New Jersey.

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

     Effective February 15, 1999, F. Quinn Stepan, Jr., was elected President and Chief Operating Officer. He was previously Vice President and General Manager - Surfactants as of January 1, 1997, Vice President - Global Laundry and Cleaning Products as of May 1996 and Director - Business Management as of May 1992.

     F. Quinn Stepan, Sr., has served the Company as Chairman and Chief Executive Officer since 1984. He served as President and Chief Operating Officer from 1973 until February 15, 1999.

     Effective February 16, 1999, John V. Venegoni was elected Vice President and General Manager - Surfactants. From May 1992 until May 1996, he served as a Senior Business Manager - Consumer Products. From May 1996 until February 16, 1999, he served as Director - Global Personal Care.

     Effective January 1, 2001, Robert J. Wood was elected Vice President and General Manager - Polymers. From April 1988 until March 1996, he served as a Business Manager - Polyols. From March 1996 until January 1, 2001, he served as Director - Polyols.

     Mickey Mirghanbari retired on June 30, 2001. Before the retirement, he served as Vice President - Manufacturing and Engineering.

     Earl H. Wagener retired on August 31, 2001. Before the retirement, he served as Vice President - Research and Development.

     Effective March 7, 2001, F. Samuel Eberts III was elected Vice President, General Counsel and Secretary. From 1992 until 1996, he served as an Assistant General Counsel for Baxter International Inc. From 1996 until 1998, he served as an Associate General Counsel for Allegiance Healthcare Corporation. From 1998 until 2001, he served as an Assistant General Counsel for Cardinal Health Inc.

     Effective July 1, 2001, Anthony J. Zoglio was elected Vice President - Manufacturing and Engineering. From 1991 until June 1, 1999, he served as Millsdale Plant Manager. From June 1, 1999 to July 1, 2001, he served as Vice President, Plant Operations.

     Effective February 11, 2002, James E. Hurlbutt was elected Vice President and Corporate Controller. From August 7, 1996 until February 11, 2002, he served as Controller - International and Tax Accounting.

     Walter J. Klein retired on April 30, 2002. Before the retirement, he served as Vice President - Finance.

     James A. Hartlage retired on July 31, 2002. Before the retirement, he served as Senior Vice President - Technology and Operations.

     All other executive officers have remained in their current capacity for over five years.

     The Executive Officers of the Company, their ages as of the filing of this Form 10-K/A , and certain other information are as follows:

                                                                                  Year First
       Name            Age                   Title                              Elected Officer
       ----            ---                   -----                              ---------------
F. Quinn Stepan        65    Chairman and Chief Executive Officer                    1967
F. Quinn Stepan, Jr.   42    President and Chief Operating Officer                   1997
John V. Venegoni       43    Vice President and General Manager - Surfactants        1999
F. Samuel Eberts III   43    Vice President, General Counsel and Secretary           2001
Robert J. Wood         45    Vice President and General Manager - Polymers           2001
Anthony J. Zoglio      57    Vice President - Manufacturing and Engineering          2001
James E. Hurlbutt      49    Vice President and Corporate Controller                 2002

                                     PART II

Item 5. Market for Registrant's Common Stock and Related Security Holder Matters

(a) The Company's common stock is listed and traded on both the New York Stock Exchange and the Chicago Stock Exchange. See table below for quarterly market price information.

                              Quarterly Stock Data

                  Stock Price Range
          ---------------------------------
                2001             2000
          ---------------   ---------------
Quarter    High     Low      High     Low
-------   ------   ------   ------   ------
First     $24.75   $22.35   $23.19   $19.88
Second    $26.20   $23.10   $23.25   $20.94
Third     $26.38   $17.98   $25.00   $19.63
Fourth    $24.40   $17.80   $24.00   $18.50
Year      $26.38   $17.80   $25.00   $18.50
          ------   ------   ------   ------

     The Company's 5 1/2 percent convertible preferred stock is listed and traded on the New York Stock Exchange and the Chicago Stock Exchange. See Note 8 of the Consolidated Financial Statements (Item 8 of this Form 10-K/A) for the description of the preferred stockholders' rights.

     From time to time the Company purchases shares of its common stock in the open market and in block transactions from dealers for the purpose of funding option grants under its stock option plans and deferred compensation plans for directors and officers.

(b) On February 28, 2002, there were 1,231 holders of common stock of the Company.

(c) See table below for quarterly dividend information. Also, see Note 5 of the Consolidated Financial Statements (Item 8 of this Form 10-K/A), which sets forth the restrictive covenants covering dividends.

                        Dividends Paid Per Common Share

Quarter      2001          2000
-------   -----------   -----------
First     17.50(cent)   16.25(cent)
Second    17.50(cent)   16.25(cent)
Third     17.50(cent)   16.25(cent)
Fourth    18.25(cent)   17.50(cent)
          -----------   -----------
Year      70.75(cent)   66.25(cent)
          -----------   -----------

Item 6.  Selected Financial Data

See the table below for selected financial information. The data have been restated, where appropriate, to reflect the correction of an accounting error discussed in Note 2 to the Consolidated Financial Statements (Item 8 of this Form 10-K/A).

(In thousands, except per share and employee data)

For the Year                               2001/(d)/   2000/(d)/   1999/(d)/   1998/(d)/     1997
                                           ---------   ---------   ---------   ---------   --------
Net Sales                                  $711,517    $698,937    $694,659    $635,756    $605,574
Operating Income                             30,832      31,358      42,022      45,088      44,370
   Percent of net sales                         4.3%        4.5%        6.0%        7.1%        7.3%
Pre-tax Income                               25,798      24,475      35,768      39,090      34,874
   Percent of net sales                         3.6%        3.5%        5.1%        6.1%        5.8%
Provision for Income Taxes                    9,726       9,423      13,043      15,440      14,464
Net Income                                   16,072      15,052      22,725      23,650      20,410
   Per share (Diluted) /(a)/                   1.65        1.53        2.21        2.21        1.86
   Percent of net sales                         2.3%        2.2%        3.3%        3.7%        3.4%
   Percent to stockholders' equity /(b)/       10.8%       10.0%       15.8%       17.2%       15.5%
Cash Dividends Paid                           7,056       6,730       6,505       5,430       6,069
   Per common share                          0.7075      0.6625      0.6125      0.5625      0.5125
Depreciation and Amortization                39,972      39,277      39,452      37,347      35,281
Capital Expenditures                         34,014      28,442      32,697      44,056      35,589
Weighted-average Common
   Shares Outstanding                         8,837       8,948       9,232       9,499       9,831

As of Year End
                                           --------    --------    --------    --------    --------
Working Capital                            $ 72,628    $ 68,008    $ 66,331    $ 59,774    $ 63,789
Current Ratio                                   1.7         1.7         1.7         1.7         1.8
Property, Plant and Equipment, net          211,433     198,147     208,481     214,096     206,601
Total Assets                                438,755     417,592     418,762     408,919     374,936
Long-term Debt, less current maturities     109,588      96,466     107,420     107,708      94,898
Stockholders' Equity                        154,351     149,059     150,906     143,631     137,598
   Per share  /(c)/                           16.27       15.69       15.35       14.23       13.01
Number of Employees                           1,491       1,387       1,365       1,372       1,292

/(a)/ Based on weighted-average number of common shares outstanding during the year.
/(b)/ Based on equity at beginning of year.
/(c)/ Based on common shares and the assumed conversion of the convertible preferred shares outstanding at year end.
/(d)/ Restated; see Note 2 to the Consolidated Financial Statements for explanation of restatement.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures about Market Risk

As discussed in Note 2 to the Consolidated Financial Statements (Item 8 of this Form 10-K/A), the Company has restated its financial statements for the years ended December 31, 2001, 2000 and 1999. The accompanying Management's Discussion and Analysis gives effect to the restatement.

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

Critical Accounting Policies

Estimates

We prepare our financial statements in accordance with accounting principles generally accepted in the United States of America ("generally accepted accounting principles"). Preparing our financial statements in accordance with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical areas where estimates are required are noted below:

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

Revenue Recognition

Revenue is recognized upon shipment of goods to customers. The Company records shipping and handling billed to a customer in a sales transaction as revenue. Costs incurred for shipping and handling are recorded in cost of sales. Volume discounts due customers are recognized as earned and reported as reductions of revenue in the statement of income.

Deferred Compensation

The Company maintains deferred compensation plans. These plans allow management to defer receipt of their bonuses and directors to defer receipt of director fees until retirement or departure from the Company. The plans allow the participant to choose to invest in either Stepan common stock or a limited variety of mutual funds. These assets are owned by the Company and subject to the claims of general creditors of the Company. These plans are accounted for under the requirements of the consensus reached by the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") in issue No. 97-14, "Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested". A description of the Company's deferred compensation accounting policy follows:

The deferred compensation liability to the participants who elect deferral is recorded after the underlying compensation is earned, and recorded as expense. The purchase of Stepan common shares for the plans is recorded as a regular treasury stock purchase. The purchase of mutual funds is recorded as long term investments.

     Fluctuations in the value of these assets are recorded as adjustments for the deferred compensation liability and compensation costs included in administrative expense. The dividends, interest and capital gains from the mutual fund assets are recorded as investment income and included in "Other Income" as interest expense, net of investment income. Unrealized gains and losses resulting from market fluctuations of the mutual funds are recorded as other comprehensive income or expense in stockholders' equity.

Results of Operations

2001 Compared with 2000

Net sales for 2001 increased two percent from $698.9 million in 2000 to $711.5 million in 2001. Net sales by segment were as follows:

                                               Percent
(Dollars in thousands)     2001       2000     Change
                         --------   --------   -------

Surfactants              $558,927   $537,006      +4
Polymers                  127,722    140,786      -9
Specialty Products         24,868     21,145     +18
                         --------   --------
   Total                 $711,517   $698,937      +2
                         ========   ========

Surfactants are a principal ingredient in consumer and industrial cleaning products such as detergents, shampoos, lotions, toothpastes and cosmetics. Other applications include lubricating ingredients and emulsifiers for agricultural products, and plastics and composites.

     Surfactants net sales, representing 79 percent of the Company's revenue, increased $21.9 million, or four percent, due to a four percent rise in sales volume. Foreign operations accounted for the overall improvement, reporting a $32.5 million, or 27 percent, rise in net sales due to a 28 percent increase in sales volume. Approximately $14.7 million of the foreign improvement was attributable to the fourth quarter acquisition of Stepan UK Limited (formerly Manro Performance Chemicals) located in Stalybridge, UK. In addition, all other foreign subsidiaries reported increased net sales, primarily due to higher sales volumes. European operations, excluding the United Kingdom, posted a net increase of $8.6 million. Net sales for South American operations grew $4.5 million, while net sales for Mexico and Canada increased $2.6 million and $2.1 million, respectively. Domestic operations, which accounted for 73 percent of total surfactant revenues, reported a $10.6 million, or three percent, decline in net sales from $417.2 million in 2000 to $406.6 million in 2001. The decrease was due to a one percent drop in sales volume and a one percent decline in average selling prices. Lower demand for laundry and cleaning products and increased market competition led to the decline. The economic slowdown adversely impacted sales volume of higher margin industrial surfactants.

     The polymers product group includes phthalic anhydride (PA), polyurethane systems and polyurethane polyols. PA is used in polyester alkyd resins and plasticizers for applications in construction materials and components of automotive, boating and other consumer products. Polyurethane systems provide thermal insulation and are sold to the construction, industrial and appliance markets. Polyurethane polyols are used in the manufacture of laminate board for the construction industry. Polyurethane polyols are also sold to the appliance, coatings, adhesives, sealants and elastomers markets.

     Polymer net sales, accounting for 18 percent of the Company's revenue, decreased $13.1 million, or nine percent, from $140.8 million in 2000 to $127.7 million in 2001. The decline was due to a 13 percent drop in sales volume, driven primarily by a slowdown in the U.S. economy. PA's net sales decreased 21 percent to $32.8 million for 2001 from $41.4 million in 2000. A 24 percent decline in sales volume accounted for the decrease. Polyurethane systems net sales fell 15 percent to $19.4 million for 2001 from $22.7 million in 2000. A drop in sales volume accounted for the decline and more than offset an increase in average selling prices. Globally, polyurethane polyols net sales decreased $1.2 million, or one percent, between years from $76.7 million in 2000 to $75.5 million in 2001. Domestic net sales fell less than one percent due to a five percent decrease in sales volume, partially offset by an increase in average selling prices. European operations reported a decline in revenue due to an 11 percent drop in average selling prices, which offset a two percent gain in sales volume. Continued market pressures led to the average selling price drop.

     Specialty products include flavors, emulsifiers and solubilizers used in the food and pharmaceutical industries. Net sales for the year were $24.9 million, a rise of $3.7 million, or 18 percent, over 2000. Higher average selling prices coupled with a slightly higher sales volume led to the growth in revenue.

     Gross profit decreased to $107.2 million in 2001 from $112.0 million in 2000. Surfactants gross profit was down $4.8 million, or six percent, from $79.3 million in 2000 to $74.5 million in 2001. Domestic operations reported an $8.9 million decline in gross profit due primarily to a drop in average margins. Lower sales volume also contributed. The decrease in average margins was mainly due to weaker sales mix and higher energy costs. Higher margin industrial surfactants sales volume declined as the economy slowed down through the final quarter of 2001. Gross profit for foreign surfactants increased $4.1 million, or 29 percent, from year-to-year. A 28 percent improvement in sales volume caused the increase in gross profit. The newly acquired United Kingdom subsidiary contributed $1.9 million of the foreign increase. European operations, excluding United Kingdom, and South American operations contributed $1.0 million and $0.7 million, respectively, of the gross profit gain. Polymers gross profit declined $4.1 million, or 15 percent, from $27.9 million in 2000 to $23.8 million in 2001. Gross profit for PA declined 50 percent to $3.2 million in 2001 from $6.4 million in 2000. Lower sales volume and lower average margins accounted for the drop. Higher unit overhead costs resulting from decreased production volume coupled with some price reductions resulting from competitive situations led to the declined average margins. Global polyurethane polyols gross profit fell $0.3 million, or two percent, between years. Domestic operations reported an increase of $0.2 million, or one percent, in gross profit due to improved average margins that more than offset lower sales volume. Foreign operations gross profit fell $0.6 million on reduced average margins that more than offset higher sales volume. Polyurethane systems gross profit declined eight percent on lower sales volume. Improved average margins due to an average selling price increase and favorable sales mix partially offset the impact of lower sales volume. Specialty products reported an increase of $4.1 million in gross profit from year-to-year. The improvement was due to higher sales volume of higher margin products.

     Operating income was $30.8 million, a $0.5 million, or two percent, decrease in comparison with 2000. Operating expenses, consisting of marketing, administrative and research and development expenses, decreased five percent between years. Administrative expenses declined $4.2 million, or 13 percent, from those reported in the prior year. A $7.5 million decline in legal and environmental expense, partially offset by $4.7 million of 2001 expense for the implementation of an enterprise resource planning system, accounted for most of the decrease between years. The drop in legal and environmental expense was primarily due to $6.1 million of prior year expense related to the Company's Maywood, New Jersey, site that was non-recurring in 2001. In addition, current year expense was reduced by insurance recoveries received of $2.0 million, somewhat offset by a $0.5 million year-to-year increase in general legal expenses. Marketing expenses declined one percent between years and research and development expenses remained almost unchanged.

     Interest expenses declined nine percent from year-to-year due to lower overall borrowing rates coupled with lower average debt levels, partially offset by decreased investment income.

     Philippine joint venture equity income rose $1.2 million between years. The improvement was largely due to reduced foreign exchange losses resulting from a devaluation of the Philippine peso in 2000.

     Pretax income increased $1.3 million, or five percent, to $25.8 million in 2001 from $24.5 million in 2000.

     The effective tax rate was 37.7 percent in 2001 compared to 38.5 percent in 2000. The lower effective tax rate was primarily attributable to Philippine tax benefits realized during 2001 (see Note 7 of the Notes to the Consolidated Financial Statements for a reconciliation of the statutory rate to the effective tax rate).

     Net income for the year was $16.1 million, or $1.65 per share diluted, compared with $15.1 million, or $1.53 per share diluted, a year ago. The acquisition of Stepan UK Limited added $0.4 million to net income, or $0.04 per share diluted.

2000 Compared with 1999

Net sales for 2000 increased one percent from $694.7 million in 1999 to $698.9 million in 2000 (1999 data has been reclassified to conform to 2000 presentation). The increase was due to a three percent rise in sales volume. Net sales by segment were as follows:

                                               Percent
(Dollars in thousands)     2000       1999     Change
                         --------   --------   -------

Surfactants              $537,006   $547,359      -2
Polymers                  140,786    126,774     +11
Specialty Products         21,145     20,526      +3
                         --------   --------
   Total                 $698,937   $694,659      +1
                         ========   ========

Surfactants net sales, representing 77 percent of the Company's revenue, decreased $10.4 million, or two percent, from $547.4 million in 1999 to $537.0 million in 2000. Foreign operations' net sales decreased $13.2 million, or 10 percent, from $133.0 million in 1999 to $119.8 million in 2000, which accounted for the overall net sales decline. The decrease was mainly due to a decline in revenue reported by the Company's Mexican and European subsidiaries. Mexican operations reported lower revenue due to decreased sales volume. Despite a volume gain between years, European operations' net sales decreased. Weaker selling prices and lower European currency exchange rates versus the U.S. dollar contributed to the overall decline. Domestic sales increased $2.8 million, or one percent, from $414.4 million in 1999 to $417.2 million in 2000. A six percent rise in sales volume offset a five percent drop in average selling prices. Average selling prices declined largely due to sales mix, increased market competition and the non-recurring favorable impact in 1999 of the settlement of a contract cancellation. Sales volume grew six percent due to higher demand for the Company's laundry and cleaning products and rising export sales to Asia.

     Polymer net sales, accounting for 20 percent of the Company's revenue, increased 11 percent, from $126.8 million in 1999 to $140.8 million in 2000. The increase was due to a five percent rise in sales volume coupled with increased average selling prices. Globally, polyurethane polyols' net sales rose $6.7 million, or ten percent, from $70.0 million in 1999 to $76.7 million in 2000. The increase was entirely due to a nine percent rise in sales volume. Both domestic and foreign operations sales increased between years. PA's net sales increased 14 percent from $36.3 million in 1999 to $41.4 million in 2000. The improvement was entirely due to a 14 percent rise in average selling prices resulting from increased raw material costs, which were passed on to customers. Sales volume was flat between years. Polyurethane systems reported a $2.2 million, or 11 percent, increase in net sales. A nine percent rise in sales volume coupled with a two percent increase in average selling prices caused an overall improvement.

     Specialty products net sales for the year 2000 were $21.1 million, a rise of $0.6 million, or three percent over 1999. Higher average selling prices led to the growth.

     Gross profit decreased to $112.0 million in 2000 from $120.9 million in 1999. Surfactants gross profit was down $8.3 million, or nine percent, from $87.6 million in 1999 to $79.3 million in 2000. Domestic operations reported a $6.6 million, or nine percent, decrease due to lower average margins. Termination of the previously mentioned supply contract coupled with lower pricing in the higher volume product lines led to the margin decline. Gross profit for foreign operations decreased $1.7 million, or 11 percent, between years. Decreased sales volume for Mexican operations coupled with lower margins reported by the Company's French subsidiary led to the overall decline. Weaker exchange rates in Europe and strong competition contributed to the decrease. Polymers' gross profit increased slightly between years to $27.9 million in 2000 from $27.8 million in 1999. Lower margins offset the impact of increased sales volume. Globally, polyurethane polyols gross profit was down $2.6 million, or 12 percent, between years. Decreased domestic and European margins, due to higher raw material costs, caused the drop in gross profit. PA's gross profit was up $1.9 million, or 42 percent, between years, despite a $0.9 million write-off of damaged catalyst. Improved margins accounted for the increase. A rise in margins and sales volume also led to a $0.7 million, or 17 percent, increase in polyurethane systems gross profit. Specialty products gross profit decreased by $0.7 million, or 13 percent, between years mainly due to lower sales of higher margin products.

     Operating income was $31.4 million in 2000, a $10.7 million, or 25 percent, decrease from 1999. Operating expenses, consisting of marketing, administrative and research and development expenses, increased two percent between years. Marketing expenses rose $1.4 million, or six percent, primarily due to increased bad debt provision. Administrative expenses increased $0.3 million, or one percent, despite unusually high 1999 expenses that resulted from a $10.2 million legal settlement charge. Administrative expenses for 2000 included $6.1 million of legal and environmental-related charges, most of which related to potential future remediation costs at the Company's Maywood, New Jersey, plant. General legal expense was up $1.4 million, and expense related to the Company's deferred compensation plans was up $0.9 million between years.

     Philippine joint venture equity income fell $0.7 million, or 51 percent, between years. An $0.8 million unfavorable swing in foreign currency exchange losses, due to a weaker Philippine peso, caused the decline. The impact from foreign exchange fluctuations excluding the joint venture was immaterial to the results of the Company's operations.

     Pretax income declined $11.3 million, or 32 percent, to $24.5 million in 2000 from $35.8 million in 1999.

     The effective tax rate was 38.5 percent in 2000 compared to 36.5 percent in 1999. The higher effective tax rate was primarily attributable to the inability to tax benefit losses in Germany and Mexico. A lower tax benefit realized on Philippine income during 2000 also contributed to the higher effective tax rate (see Note 7 of the Notes to the Consolidated Financial Statements for a reconciliation of the statutory rate to the effective tax rate).

     Net income for the year 2000 was $15.1 million, or $1.53 per share diluted, compared with $22.7 million, or $2.21 per share diluted, for 1999.

Fourth Quarter 2001 Compared with 2000

For the quarter ended December 31, 2001, the Company reported net income of $0.1 million, or a $0.01 loss per diluted share, compared to a net loss of $2.8 million, or a $0.34 loss per diluted share, in the fourth quarter of 2000. The newly acquired United Kingdom subsidiary contributed $0.4 million of 2001 fourth quarter net income, or $0.04 per diluted share. Net sales for the quarter grew five percent to $178.1 million from $169.4 million a year ago. Net sales for surfactants increased $12.6 million (10 percent), due to the acquisition of the United Kingdom subsidiary and to increased foreign sales volume. Domestic revenues and volumes declined between quarters. Polymer sales fell $3.9 million (12 percent) on a seven percent decline in sales volumes. Gross profit of $25.1 million was down slightly from the $25.2 million reported in the fourth quarter of 2000. Surfactants gross profit increased $1.2 million, or seven percent, due to a $3.2 million increase recorded by foreign operations. The acquisition of the United Kingdom subsidiary contributed $1.9 million of the increased gross profit. Gross profit for polymers declined $1.9 million, or 25 percent, between quarters due to reduced sales volume coupled with lower margins. All polymer businesses reported decreased quarterly earnings. Gross profit for specialty products was up $0.6 million between quarters. Higher sales volume of higher margin products led to the growth. Operating expenses declined $3.6 million, or 13 percent, in comparison with the fourth quarter of 2000. Administrative expenses dropped $2.9 million, or 19 percent, between quarters. Legal and environmental expense decreased $6.4 million from quarter to quarter due to $6.1 million of prior year Maywood-related charges that did not recur in the fourth quarter of 2001. Most of these changes were related to potential future remediation costs at the Company's Maywood, New Jersey plant. Non-recurring fourth quarter 2000 acquisition investigation expenses of $0.6 million also contributed to the decline. The decline was partially offset by $2.7 million in expense incurred in 2001 related to the implementation of an enterprise resource planning system, $0.8 million in expenses incurred by the new United Kingdom subsidiary and a $1.6 million increase in expense related to the Company's deferred compensation plans. Marketing expenses decreased $0.7 million, or 10 percent, between quarters due mostly to a $1.2 million decrease in domestic bad debt expense resulting from improved collectibility estimates for certain accounts receivable. The decline was somewhat offset by $0.3 million in marketing expense reported by the United Kingdom. Research and development expenses were flat between quarters. Philippine joint venture equity income increased $0.5 million between quarters. Foreign currency exchange losses in 2000 resulting from a weaker Philippine peso accounted for most of the improvement.

     Interest expenses declined 10 percent between quarters. The decrease was due to lower overall borrowing rates, partially offset by an increased level of debt and lower investment income.

Liquidity and Financial Condition

Net cash from operations for 2001 totaled $53.4 million compared to $54.6 million for the prior year. Working capital required the use of $0.6 million for the current year, compared to a cash use of $0.7 million during 2000. From year to year accounts receivable decreased by $6.1 million and were partially offset by a $5.4 million decrease in accounts payable and other accrued liabilities. Inventories increased by $0.2 million during 2001 while other working capital items, mainly prepaid expenses, absorbed $1.0 million.

     Capital expenditures, excluding acquisitions, totaled $34.0 million for the current year compared to $28.4 million during 2000. Current year capital spending included $6.6 million for an enterprise resource planning (ERP) system, which is expected to be completed in 2002. It is anticipated that total 2002 capital spending will rise modestly over 2001 levels, due mostly to higher non-ERP spending.

     During September 2001 the Company completed the acquisition of Manro Performance Chemicals Limited, located in Stalybridge, UK. This acquisition was made for cash totaling $24.6 million and was initially funded through the Company's committed lines of credit. During March, 2002, the Company's Stepan Europe subsidiary completed a (euro)13.4 million term loan as long-term financing for a portion of the Manro acquisition.

     Consolidated debt increased by $14.3 million during 2001 to $120.3 million mainly in order to fund the Manro Performance Chemicals Limited acquisition. As of December 31, 2001, the ratio of long-term debt to long-term debt plus stockholders' equity was 41.5 percent compared to 39.3 percent one year earlier.

     The Company maintains contractual relationships with its domestic banks that provide for revolving credit of up to $60 million, which may be drawn upon, through May 2, 2007, as needed for general corporate purposes under a revolving credit agreement dated May 3, 2002. The Company also meets short-term liquidity requirements through uncommitted domestic bank lines of credit.

     During September 2002, the Company completed a new $30 million private placement loan with its existing insurance company lenders. The proceeds of the loan were used to repay existing bank debt that had been classified as long-term. The new loan is unsecured and will bear interest at 6.86 percent through the stated maturity date of September 1, 2015.

     The Company's foreign subsidiaries maintain committed and uncommitted bank lines of credit in their respective countries to meet working capital requirements as well as to fund capital expenditure programs and acquisitions. During March 2002, the Company's Stepan Europe subsidiary completed an $11.7 million (denominated in euros) bank term loan as long-term financing for a portion of the Manro acquisition. This loan will mature in 7 years and bears interest at rates set quarterly, based on 90-day EURIBOR. The U.S. parent company does not guaranty this loan.

     The Company anticipates that cash from operations and from committed credit facilities will be sufficient to fund anticipated capital expenditures, dividends and other planned financial commitments for the foreseeable future. Any substantial acquisitions would require additional funding.

     The 50 percent owned Philippine joint venture, which is accounted for under the equity method, has $5.1 million of debt, which is not consolidated with or guaranteed by the Company.

Market Risk Analysis

FOREIGN CURRENCY EXCHANGE RISK

Because the Company operates in the global marketplace, its cash flows and operating results are exposed to foreign currency fluctuations. The Company manufactures and sells products in many foreign locations and, therefore, believes its currency exchange risk is well diversified. Except as noted below, substantially all the Company's foreign subsidiaries' financial instruments are denominated in their respective functional currencies. As such, exposure to exchange rate risk on foreign currency financial instruments is insignificant. In addition, the foreign subsidiaries periodically use short-term forward exchange contracts to limit the exposure of certain foreign currency transactions and balances to fluctuating exchange rates. At December 31, 2001, the balance of such contracts was not significant.

     The Company's 50 percent owned Philippine joint venture has U.S. dollar-denominated debt with the potential for future foreign exchange gains or losses. A 10 percent change in this exchange rate would not have a material effect on the Company's operating results or cash flow.

INTEREST RATES

The Company's debt was composed of fixed-rate and variable-rate borrowings totaling $83.3 million and $37.0 million, respectively, as of December 31, 2001. For 2002, it is projected that interest on variable-rate borrowings will comprise about 27 percent of the Company's total interest expense. A 10 percent increase or decrease to short-term interest rates would be immaterial to the Company's operating results or cash flow.

     The fair value of the Company's fixed-rate debt, including current maturities, was estimated to be $87.1 million as of December 31, 2001, which was approximately $3.8 million above the carrying value. Market risk was estimated as the potential increase to the fair value that would result from a hypothetical 10 percent decrease in the Company's weighted average long-term borrowing rates at December 31, 2001, or $2.0 million. Such a rate decrease would be immaterial to future operating results or cash flow.

COMMODITY PRICE RISK

Certain raw materials used in the manufacture of the Company's products are subject to price volatility caused by weather, petroleum prices and other unpredictable factors. In many cases, the Company has the ability to pass on raw material price increases to customers. Therefore, commodity financial instruments are generally not used for raw material purchases. Periodically, firm purchase commitments are entered into which fix the price of a specific commodity that will be delivered at a future time. Such commitments usually cover only a portion of the Company's anticipated requirements. Commodity future and forward contracts are used to a limited extent, most often to aid in managing the Company's utility costs. As of December 31, 2001, unrealized gains and losses related to such contracts were not material. A hypothetical 10 percent fluctuation in the price of commodities covered by firm commitments and forward contracts would have an immaterial effect on the Company's financial position, results of operations and cash flow.

Environmental and Legal Matters

The Company is subject to extensive federal, state and local environmental laws and regulations. Although the Company's environmental policies and practices are designed to ensure compliance with these laws and regulations, future developments and increasingly stringent environmental regulation could require the Company to make additional unforeseen environmental expenditures. The Company will continue to invest in the equipment and facilities necessary to comply with existing and future regulations. During 2001, the Company's expenditures for capital projects related to the environment were $1.1 million. These projects are capitalized and depreciated over their estimated useful lives, which is typically 10 years. Recurring costs associated with the operation and maintenance of facilities for waste treatment and disposal and managing environmental compliance in ongoing operations at our manufacturing locations were approximately $7.9 million for 2001 and 2000. While difficult to project, it is not anticipated that these recurring expenses will increase significantly in the future.

     The Company has been named by the government as a potentially responsible party at 16 waste disposal sites where cleanup costs have been or may be incurred under the federal Comprehensive Environmental Response, Compensation and Liability Act and similar state statutes. In addition, damages are being claimed against the Company in general liability actions for alleged personal injury or property damage in the case of some disposal and plant sites. The Company believes that it has made adequate provisions for the costs it may incur with respect to the sites. It is the Company's accounting policy to record liabilities when environmental assessments and/or remedial efforts are probable and the cost or range of possible costs can be reasonably estimated. When no amount within the range is a better estimate than any other amount, the minimum is accrued. Some of the factors on which the Company basis its estimates include information provided by feasibility studies, potentially responsible party negotiations and the development of remedial action plans. Because reported liabilities are recorded based on estimates, actual amounts could differ from those estimates. After partial remediation payments at certain sites, the Company has estimated a range of possible environmental and legal losses from $7.4 million to $35.0 million at December 31, 2001, compared to $7.5 million to $35.0 million at December 31, 2000. At December 31, 2001, the Company's reserve was $17.0 million for legal and environmental matters compared to $16.6 million at December 31, 2000. During 2001, non-capital expenditures related to legal and environmental matters approximated $2.6 million compared to $2.5 million, net of insurance recoveries, expended in 2000. While it is difficult to forecast the timing of the expenditures, the Company believes that $3.0 million of the $17.0 million reserve is likely to be paid out in 2002. As of the date of this filing, $2.3 million has been paid out. The timing of future payments is uncertain.

     For certain sites, estimates cannot be made of the total costs of compliance or the Company's share of such costs; accordingly, the Company is unable to predict the effect thereof on future results of operations. In the event of one or more adverse determinations in any annual or interim period, the impact on results of operations for those periods could be material. However, based upon the Company's present belief as to its relative involvement at these sites, other viable entities' responsibilities for cleanup and the extended period over which any costs would be incurred, the Company believes that these matters will not have a material effect on the Company's financial position. Certain of these matters are discussed in Item 3, Legal Proceedings, in the 2001 Form 10-K/A and in other filings of the Company with the Securities and Exchange Commission, which are available upon request from the Company. See also Note 13, Contingencies, in the Notes to Consolidated Financial Statements for a summary of the environmental proceedings related to certain environmental sites.

Recent Accounting Pronouncements

In April 2001, the EITF released Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." Issue No. 00-25 provides guidance regarding the reporting of consideration given by a vendor to a reseller of the vendor's products. This issue requires certain considerations from vendor to a reseller of the vendor's products be viewed: (a) as a reduction of the selling prices of the vendor's products and, therefore, be recorded as a reduction of revenue when recognized in the vendor's income statement, or (b) as a cost incurred by the vendor for assets or services received from the reseller and, therefore, be recorded as a cost or an expense when recognized in the vendor's income statement. Issue No. 00-25 is effective for fiscal years beginning after December 15, 2001. The Company's accounting policies are currently consistent with the guidance provided in this issue. Therefore, the adoption of Issue No.00-25 is not expected to have an impact on the Company's financial position or results of operations.

     In June 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001, for acquisitions entered into prior to June 30, 2001, and effective immediately for acquisitions entered into after June 30, 2001. SFAS No. 141 requires the use of the purchase method of accounting for all transactions initiated after June 30, 2001. SFAS No. 142 addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. The new standard establishes that goodwill is no longer to be amortized. Instead, goodwill will be tested for impairment by applying a fair-value-based test each year, and more frequently, if circumstances indicate a possible impairment. If the carrying amount exceeds the implied fair value of that goodwill, an impairment loss shall be recognized. Equity-method goodwill is not, however, subject to the new impairment rules; the impairment guidance in existing rules for equity-method investments continues to apply. The standard also establishes new accounting guidelines for intangible assets that are determined to have an indefinite useful life. These assets are no longer subject to amortization, but shall be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. If the carrying amount of an intangible asset exceeds the fair value, an impairment loss shall be recognized in an amount equal to that excess. Any impairment as a result of initial adoption of SFAS No. 142 will be recorded as a cumulative effect of a change in accounting principles. The Company has applied the provisions of SFAS No. 141 and SFAS No. 142 to the September 13, 2001, acquisition of Manro Performance Chemicals in Stalybridge, UK (see Note 3, Acquisitions, in Notes to Consolidated Financial Statements). The provisions of SFAS No. 142 that apply to acquisitions made prior to June 30, 2001, were adopted on January 1, 2002. As a result the Company stopped recognizing approximately $0.6 million of goodwill amortization expense in 2002. The Company has also completed the impairment test of goodwill and intangible assets. Results of this test indicated no impairment at January 1, 2002.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143, which is effective for fiscal years beginning after June 15, 2002, supersedes previous guidance for financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset. The Company is evaluating the effect of this standard on its financial statements.

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

Item 8. Financial Statements and Supplementary Data

     The following statements and data are included in this item:

          Independent Auditors' Report
          Consolidated Balance Sheets (December 31, 2001 and 2000)
          Consolidated Statements of Income (For years ended December 31, 2001, 2000 and 1999)
          Consolidated Statements of Cash Flow (For years ended December 31, 2001, 2000 and 1999)
          Consolidated Statements of Stockholders' Equity (For years ended December 31, 2001, 2000 and 1999)
          Notes to Consolidated Financial Statements
          Selected Quarterly Financial Data

     All financial statements, notes and data have been restated, where appropriate, to give effect to the correction discussed in Note 2 to the Consolidated Financial Statements.

                          Independent Auditors' Report

To the Board of Directors and Stockholders of Stepan Company
Northfield, Illinois

We have audited the accompanying consolidated balance sheets of Stepan Company and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule for the three years in the period ended December 31, 2001, listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Stepan Company and subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2, the accompanying financial statements have been restated.


DELOITTE & TOUCHE LLP
Chicago, Illinois
November 11, 2002

                                 Stepan Company
                           Consolidated Balance Sheets
                           December 31, 2001 and 2000

                                                                                            2001           2000
(Dollars in thousands)                                                                  As Restated*   As Restated*
                                                                                        ------------   ------------
Assets
Current Assets:
   Cash and cash equivalents                                                              $  4,224       $  3,536
   Receivables, less allowances of $2,272 in 2001 and $3,154 in 2000                       103,190         98,488
   Inventories (Note 4)                                                                     59,330         57,013
   Deferred income taxes (Note 7)                                                            8,810          8,523
   Other current assets                                                                      5,233          4,191
                                                                                          --------       --------
      Total current assets                                                                 180,787        171,751
                                                                                          --------       --------

Property, Plant and Equipment:
   Land                                                                                      6,156          5,786
   Buildings and improvements                                                               75,720         69,654
   Machinery and equipment                                                                 564,150        529,564
   Construction in progress                                                                 20,091         13,292
                                                                                          --------       --------
                                                                                           666,117        618,296
   Less: accumulated depreciation                                                          454,684        420,149
                                                                                          --------       --------
      Property, plant and equipment, net                                                   211,433        198,147
                                                                                          --------       --------

Long-term investments                                                                        7,674          8,005
                                                                                          --------       --------
Other assets                                                                                38,861         39,689
                                                                                          --------       --------
      Total assets                                                                        $438,755       $417,592
                                                                                          ========       ========

Liabilities and Stockholders' Equity
Current Liabilities:
   Current maturities of long-term debt (Note 5)                                          $ 10,745       $  9,586
   Accounts payable                                                                         62,410         57,255
   Accrued liabilities (Note 11)                                                            35,004         36,902
                                                                                          --------       --------
      Total current liabilities                                                            108,159        103,743
                                                                                          --------       --------
Deferred income taxes (Note 7)                                                              28,603         32,312
                                                                                          --------       --------
Long-term debt, less current maturities (Note 5)                                           109,588         96,466
                                                                                          --------       --------
Deferred compensation (Note 2)                                                              16,653         16,737
                                                                                          --------       --------
Other non-current liabilities (Note 12)                                                     21,401         19,275
                                                                                          --------       --------

Stockholders' Equity (Note 8):
   5 1/2 percent convertible preferred stock, cumulative, voting, without par value; authorized 2,000,000 shares; issued and outstanding
   583,252 shares in 2001 and
   583,469 shares in 2000                                                                   14,581         14,587
   Common stock, $1 par value; authorized 30,000,000 shares; issued
        9,604,003 shares in 2001 and 9,411,106 shares in 2000                                9,604          9,411
   Additional paid-in capital                                                               16,531         12,968
   Accumulated other comprehensive loss (Note 1)                                           (15,870)       (13,028)
   Retained earnings (approximately $48,987 unrestricted in 2001 and $45,849 in 2000)      144,658        135,642
   Less:  Treasury stock, at cost, 782,232 shares in 2001 and 590,188 shares in 2000       (15,153)       (10,521)
                                                                                          --------       --------
   Stockholders' equity                                                                    154,351        149,059
                                                                                          --------       --------
      Total liabilities and stockholders' equity                                          $438,755       $417,592
                                                                                          ========       ========

* See Note 2 for explanation of restatement.

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                                 Stepan Company
                        Consolidated Statements of Income
              For the years ended December 31, 2001, 2000 and 1999

                                                               2001           2000           1999
(In thousands, except per share amounts)                   As Restated*   As Restated*   As Restated*
                                                           ------------   ------------   ------------
Net Sales (Note 1)                                           $711,517       $698,937       $694,659
                                                             --------       --------       --------
Cost of Sales                                                 604,288        586,911        573,714
                                                             --------       --------       --------
Gross Profit                                                  107,229        112,026        120,945
                                                             --------       --------       --------

Operating Expenses:
   Marketing                                                   24,884         25,166         23,799
   Administrative                                              28,644         32,822         32,531
   Research, development and technical services (Note 1)       22,869         22,680         22,593
                                                             --------       --------       --------
                                                               76,397         80,668         78,923
                                                             --------       --------       --------

Operating Income                                               30,832         31,358         42,022

Other Income (Expenses):
   Interest, net (Note 5)                                      (6,903)        (7,586)        (7,681)
   Equity in earnings of joint venture (Note 1)                 1,869            703          1,427
                                                             --------       --------       --------
                                                               (5,034)        (6,883)        (6,254)
                                                             --------       --------       --------

Income Before Provision for Income Taxes                       25,798         24,475         35,768
Provision for Income Taxes (Note 7)                             9,726          9,423         13,043
                                                             --------       --------       --------
Net Income                                                   $ 16,072       $ 15,052       $ 22,725
                                                             ========       ========       ========

Net Income Per Common Share (Note 15):
   Basic                                                     $   1.73       $   1.59       $   2.37
                                                             ========       ========       ========
   Diluted                                                   $   1.65       $   1.53       $   2.21
                                                             ========       ========       ========

Shares Used to Compute Net Income
Per Common Share  (Note 15):
   Basic                                                        8,837          8,948          9,232
                                                             ========       ========       ========
   Diluted                                                      9,721          9,829         10,272
                                                             ========       ========       ========

* See Note 2 for explanation of restatement.

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                                 Stepan Company
                      Consolidated Statements of Cash Flows
              For the years ended December 31, 2001, 2000 and 1999

                                                                2001           2000           1999
(Dollars in thousands)                                      As Restated*   As Restated*   As Restated*
                                                            ------------   ------------   ------------
Cash Flows From Operating Activities
Net income                                                    $ 16,072       $ 15,052       $ 22,725
   Depreciation and amortization                                39,972         39,277         39,452
   Deferred revenue                                               (470)        (1,761)        (5,165)
   Deferred income taxes                                        (2,431)        (3,877)         4,088
   Environmental and legal liabilities                             331          5,069         (4,999)
   Other non-cash items                                            526          1,609           (282)
   Changes in working capital:
      Receivables, net                                           6,062         (1,399)       (15,199)
      Inventories                                                 (167)        (7,255)         1,169
      Accounts payable and accrued liabilities                  (5,427)         7,723         10,174
      Other current assets                                      (1,042)           201           (575)
                                                              --------       --------       --------
      Net Cash Provided By Operating Activities                 53,426         54,639         51,388
                                                              --------       --------       --------

Cash Flows From Investing Activities
Expenditures for property, plant and equipment                 (34,014)       (28,442)       (32,697)
Business acquisitions                                          (24,640)            --           (450)
Other non-current assets                                         1,891         (1,226)          (968)
                                                              --------       --------       --------
      Net Cash Used In Investing Activities                    (56,763)       (29,668)       (34,115)
                                                              --------       --------       --------

Cash Flows From Financing Activities
Revolving debt and notes payable to banks, net                  22,200         (1,500)        11,400
Other debt borrowings                                            1,188             --             --
Other debt repayments                                           (9,107)        (7,531)       (10,832)
Purchases of treasury stock, net                                (4,632)        (9,548)        (8,851)
Dividends paid                                                  (7,056)        (6,730)        (6,505)
Stock option exercises                                           3,151          1,397          1,088
                                                              --------       --------       --------
      Net Cash Provided By (Used In) Financing Activities        5,744        (23,912)       (13,700)
                                                              --------       --------       --------

Effect of Exchange Rate Changes on Cash                         (1,719)        (1,492)          (587)
                                                              --------       --------       --------

Net Increase (Decrease) in Cash and Cash Equivalents               688           (433)         2,986
Cash and Cash Equivalents at Beginning of Year                   3,536          3,969            983
                                                              --------       --------       --------
Cash and Cash Equivalents at End of Year                      $  4,224       $  3,536       $  3,969
                                                              ========       ========       ========

Supplemental Cash Flow Information
      Cash payments of income taxes, net of refunds           $ 11,652       $ 13,262       $ 10,564
      Cash payments of interest                               $  7,862       $  8,775       $  8,780

* See Note 2 for explanation of restatement.

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                                 Stepan Company
                 Consolidated Statements of Stockholders' Equity
              For the years ended December 31, 2001, 2000 and 1999

                                                Convertible            Additional
                                                 Preferred    Common     Paid-in    Treasury
(Dollars in thousands)                             Stock       Stock     Capital      Stock
                                                -----------   ------   ----------   --------
Balance, January 1, 1999 as previously
   reported                                       $19,611     $9,998    $10,962     $(11,015)
Prior period adjustments                               --         --       (514)      (5,038)
                                                  -------     ------    -------     --------
Balance January 1, 1999 as restated*               19,611      9,998     10,448      (16,053)
Sale of 85,250 shares of common stock under
   stock option plan                                   --         85      1,003           --
Purchase of 317,048 shares of common and
   38,646 shares of preferred treasury
   stock, net of sales*                                --         --         --       (8,851)
Retirement of 400,000 shares of common
   treasury stock                                      --       (400)      (516)       9,572
Conversion of preferred stock to common stock         (36)         2         34           --
Net income*                                            --         --         --           --
Other comprehensive loss:
   Foreign currency translation adjustments            --         --         --           --
   Unrealized gain(loss) on securities*

Comprehensive income*                                  --         --         --           --

Cash dividends paid:                                   --         --         --           --
   Preferred stock ($1.375 per share)                  --         --         --           --
   Common stock (61.25(cent) per share)*               --         --         --           --
Non-qualified stock option income tax benefit          --         --        422           --
                                                  -------     ------    -------     --------
Balance, December 31, 1999*                        19,575      9,685     11,391      (15,332)
Sale of 113,950 shares of common stock
   under stock option plan                             --        114      1,283           --
Purchase of 421,069 shares of common and
   16,015 shares of preferred treasury
   stock, net of sales*                                --         --       (117)      (9,548)
Retirement of shares of treasury stock:
   400,000 shares of common stock                      --       (400)      (565)       8,975
   188,535 shares of preferred stock               (4,713)        --        239        5,384
Conversion of preferred stock to common stock        (275)        12        262
Net income*                                            --         --         --           --
Other comprehensive loss:
   Foreign currency translation adjustments            --         --         --           --
   Unrealized gain(loss) on securities*

Comprehensive income*                                  --         --         --           --

Cash dividends paid:                                   --         --         --           --
   Preferred stock ($1.375 per share)                  --         --         --           --
   Common stock (66.25(cent) per share)*               --         --         --           --
Non-qualified stock option income tax benefit          --         --        475           --
                                                  -------     ------    -------     --------
Balance, December 31, 2000*                        14,587      9,411     12,968      (10,521)
Sale of 192,650 shares of common stock
   under stock option plan                             --        193      2,958           --
Purchase of 210,865 shares of common stock,
   net of sales*                                       --         --         (5)      (4,632)
Conversion of preferred stock to common stock          (6)        --          6           --
Net income*                                            --         --         --           --
Other comprehensive loss:
   Foreign currency translation adjustments            --         --         --           --
   Unrealized gain(loss) on securities*                --         --         --           --
   Minimum pension liability adjustment
      (net of income tax of $595)                      --         --         --           --

Comprehensive income*                                  --         --         --           --

Cash dividends paid:                                   --         --         --           --
   Preferred stock ($1.375 per share)                  --         --         --           --
   Common stock (70.75(cent) per share)*               --         --         --           --
Non-qualified stock option income tax benefit          --         --        604           --
                                                  -------     ------    -------     --------
Balance, December 31, 2001*                       $14,581     $9,604    $16,531     $(15,153)
                                                  =======     ======    =======     ========

                                                 Accumulated
                                                    Other
                                                Comprehensive   Retained   Comprehensive
(Dollars in thousands)                              Loss        Earnings       Income
                                                -------------   --------   -------------
Balance, January 1, 1999 as previously
   reported                                       $ (9,050)     $127,478           --
Prior period adjustments                                --         1,198           --
                                                  --------      --------      -------
Balance January 1, 1999 as restated*                (9,050)      128,676
Sale of 85,250 shares of common stock under
   stock option plan                                    --            --           --
Purchase of 317,048 shares of common and
   38,646 shares of preferred treasury
   stock, net of sales*                                 --            --           --
Retirement of 400,000 shares of common
   treasury stock                                       --        (8,656)          --
Conversion of preferred stock to common stock           --            --           --
Net income*                                             --        22,725      $22,725
Other comprehensive loss:
   Foreign currency translation adjustments         (1,581)           --       (1,581)
   Unrealized gain(loss) on securities*                (22)                       (22)
                                                                              -------
Comprehensive income*                                   --            --      $21,122
                                                                              =======
Cash dividends paid:                                    --            --           --
   Preferred stock ($1.375 per share)                   --          (858)          --
   Common stock (61.25(cent) per share)*                --        (5,647)          --
Non-qualified stock option income tax benefit           --            --           --
                                                  --------      --------      -------
Balance, December 31, 1999*                        (10,653)      136,240           --
Sale of 113,950 shares of common stock
   under stock option plan                              --            --           --
Purchase of 421,069 shares of common and
   16,015 shares of preferred treasury
   stock, net of sales*                                 --            --           --
Retirement of shares of treasury stock:
   400,000 shares of common stock                       --        (8,010)          --
   188,535 shares of preferred stock                    --          (910)          --
Conversion of preferred stock to common stock           --            --           --
Net income*                                             --        15,052      $15,052
Other comprehensive loss:
   Foreign currency translation adjustments         (1,771)           --       (1,771)
   Unrealized gain(loss) on securities*               (604)           --         (604)
                                                                              -------
Comprehensive income*                                   --            --      $12,677
                                                                              =======
Cash dividends paid:                                    --            --           --
   Preferred stock ($1.375 per share)                   --          (815)          --
   Common stock (66.25(cent) per share)*                --        (5,915)          --
Non-qualified stock option income tax benefit           --            --           --
                                                  --------      --------      -------
Balance, December 31, 2000*                        (13,028)      135,642           --
Sale of 192,650 shares of common stock
   under stock option plan                              --            --           --
Purchase of 210,865 shares of common stock,
   net of sales*                                        --            --           --
Conversion of preferred stock to common stock           --            --           --
Net income*                                             --        16,072      $16,072
Other comprehensive loss:
   Foreign currency translation adjustments         (1,414)           --       (1,414)
   Unrealized gain (loss) on securities*              (444)           --         (444)
   Minimum pension liability adjustment
      (net of income tax of $595)                     (984)           --         (984)
                                                                              -------
Comprehensive income*                                   --            --      $13,230
                                                                              =======
Cash dividends paid:                                    --            --           --
   Preferred stock ($1.375 per share)                   --          (802)          --
   Common stock (70.75(cent) per share)*                --        (6,254)          --
Non-qualified stock option income tax benefit           --            --           --
                                                  --------      --------      -------
Balance, December 31, 2001*                       $(15,870)     $144,658           --
                                                  ========      ========      =======

* As Restated; see Note 2 for explanation of restatement.

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements

                   Notes to Consolidated Financial Statements

              For the years ended December 31, 2001, 2000 and 1999

1. Summary of Significant Accounting Policies

Nature of Operations

Stepan Company's (the "Company") operations consist predominantly of the production and sale of specialty and intermediate chemicals, which are sold to other manufacturers for use in a variety of end products. Principal markets for all products are manufacturers of cleaning and washing compounds (including detergents, shampoos, toothpastes and household cleaners), paints, cosmetics, food and beverages, agricultural products, plastics, furniture, automotive equipment, insulation and refrigeration.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned foreign subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The investment in the 50 percent owned joint venture in the Philippines is accounted for on the equity method and is included in the "Other Assets" caption on the Consolidated Balance Sheet. The Company's share of the net earnings of the investment is included in consolidated net income.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents.

Concentration of Credit Risks

The Company grants credit to its customers who are widely distributed across the Americas, Europe, Asia and the Pacific. The Company does not have any one single customer whose business represents more than 10 percent of the Company's consolidated revenue. There is no material concentration of credit risk.

Inventories

Inventories are valued at cost, which is not in excess of market value, and include material, labor and plant overhead costs. The last-in, first-out (LIFO) method is used to determine the cost of most Company inventories. The first-in, first-out (FIFO) method is used for all other inventories. Inventories priced at LIFO as of December 31, 2001 and 2000, amounted to 86 and 91 percent of total inventories, respectively.

Property, Plant and Equipment

Depreciation of physical properties is provided on a straight-line basis over the estimated useful lives of various assets. Lives used for calculating depreciation are 30 years for buildings, 15 years for building improvements and from three to 15 years for machinery and equipment. Major renewals and betterments are capitalized in the property accounts, while maintenance and repairs ($19,366,000, $18,472,000, and $17,815,000 in 2001, 2000 and 1999,
respectively), which do not renew or extend the life of the respective assets, are charged to operations currently. The cost of property retired or sold and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in income.

     Included in property, plant and equipment are costs related to the acquisition and development of internal-use software. Capitalized costs include external direct costs of materials and services consumed in obtaining and developing the software. For development projects where major internal resources are committed, payroll and payroll-related costs incurred during the application development phase of the project are also capitalized. The capitalized costs are amortized over the useful life of the software, which is generally three to ten years. Costs incurred in the preliminary project phase are expensed. At December 31, 2001, the consolidated "Construction in progress" amount included $6,012,000 of capitalized costs related to the Company's enterprise resource planning system implementation project.

     Interest charges on borrowings applicable to major construction projects are capitalized.

Revenue Recognition

Revenue is recognized upon shipment of goods to customers. The Company records shipping and handling billed to a customer in a sales transaction as revenue. Costs incurred for shipping and handling are recorded in cost of sales. Volume discounts due customers are recognized as earned and reported as reductions of revenue in the statement of income.

Environmental Expenditures

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable and the cost or range of possible costs can be reasonably estimated. When no amount within the range is a better estimate than any other amount, the minimum is accrued. Some of the factors on which the Company bases its estimates include information provided by feasibility studies, potentially responsible party negotiations and the development of remedial action plans. Because reported liabilities are recorded based on estimates, actual amounts could differ from those estimates. Legal costs related to environmental matters are expensed as incurred. Expenditures that mitigate or prevent environmental contamination and that benefit future operations are capitalized. Capitalized expenditures are depreciated generally utilizing a 10 year life. See Note 13, Contingencies.

Intangible Assets

Included in other assets are intangible assets consisting of patents, agreements not to compete, trademarks, customer lists and goodwill, all of which were acquired as part of business acquisitions. These assets are presented net of amortization provided on a straight-line basis over their estimated useful lives generally ranging from five to 15 years.

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001, for acquisitions entered into prior to June 30, 2001, and effective immediately for acquisitions entered into after June 30, 2001. SFAS No. 141 requires the use of the purchase method of accounting for all transactions initiated after June 30, 2001. SFAS No. 142 requires that the goodwill acquired as a result of a business combination should not be amortized. The Company has applied the provisions of SFAS No. 141 and SFAS No. 142 to the September 2001 acquisition of Manro Performance Chemicals Limited (see Note 3).

Research and Development Costs

The Company's research and development costs are expensed as incurred. These expenses are aimed at discovery and commercialization of new knowledge with the intent that such effort will be useful in developing a new product or in bringing about a significant improvement to an existing product or process. Total expenses were $13,729,000, $13,383,000 and $13,113,000 in 2001, 2000 and
1999, respectively. The balance of expenses reflected in the Consolidated Statements of Income relates to technical services, which include routine product testing, quality control and sales support service.

Income Taxes

The provision for income taxes includes federal, foreign, state and local income taxes currently payable and those deferred because of temporary differences between the financial statement and tax bases of assets and liabilities. Deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. Deferred income tax expenses or credits are based on the changes in the asset or liability from period to period.

Translation of Foreign Currencies

Assets and liabilities of consolidated foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at year end. The resulting translation adjustments are included in stockholders' equity. Revenues and expenses are translated at average exchange rates prevailing during the year. Gains or losses on foreign currency transactions and the related tax effects are reflected in net income.

Long-Lived Assets

Operating assets and associated goodwill are written down to fair value whenever an impairment review indicates that the carrying value cannot be recovered on an undiscounted cash flow basis. No impairment loss has needed to be recognized for applicable assets of continuing operations.

Stock-Based Compensation

SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. See Note 9, Stock Option Plans.

Per Share Data

Basic earnings per share amounts are computed based on the weighted-average number of common shares outstanding. Net income used in computing basic earnings per share has been reduced by dividends paid to preferred stockholders. Diluted earnings per share amounts are based on the increased number of common shares that would be outstanding assuming the exercise of certain outstanding stock options (under the treasury stock method) and the conversion of the convertible preferred stock, when such conversion would have the effect of reducing earnings per share. See Note 15, Earnings Per Share.

Comprehensive Income

Comprehensive income includes net income and all other nonowner changes in equity that are not reported in net income. For the year ended December 31, 2001, the Company's comprehensive income included net income, foreign currency translation gains and losses, unrealized gains and losses on securities and a minimum pension liability adjustment. For the years ended December 31, 2000 and 1999, the Company's comprehensive income included net income, unrealized gains and losses on securities and foreign currency translation gains and losses. Comprehensive income is disclosed in the Consolidated Statements of Stockholders' Equity. At December 31, 2001, the total accumulated other comprehensive loss of $15,870,000 was comprised of $13,816,000 of foreign currency translation adjustments, $1,070,000 of unrealized losses on securities and $984,000 of minimum pension liability adjustments (net of income taxes of $595,000). At December 31, 2000, the accumulated other comprehensive loss of $13,028,000 was comprised of $12,402,000 of foreign currency translation adjustments and $626,000 of unrealized losses on securities.

Segment Reporting

The Company reports financial and descriptive information about its reportable operating segments. Operating segments are components of the Company that have separate financial information that is regularly evaluated by the chief operating decision maker to assess segment performance and allocate resources. The Company discloses segment revenue, operating income, assets, capital expenditures and depreciation and amortization expenses. Enterprise-wide financial information about the revenues derived from the Company's products, the geographic locations in which the Company earns revenues and holds assets is also disclosed. See Note 14, Segment Reporting.

Derivative Instruments

In June 1998, the FASB issued SFAS No. 133, as amended, "Accounting for Derivative Instruments and Hedging Activities," effective for fiscal years beginning after June 15, 1999. The new standard establishes accounting and reporting requirements for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Such instruments are to be recognized on the balance sheet as either an asset or a liability measured at fair value. Changes in fair value must be recognized currently in earnings or in other comprehensive income if specific hedge criteria are met. Special accounting for qualifying hedges allows a derivative instrument's gains and losses to offset related results on the hedged item in the statement of income, to the extent effective. If a transaction is designated to receive hedge accounting, the Company must establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedge and the measurement approach for determining the ineffective aspect of the hedge.

     The Company has limited transactions that fall under the accounting rules of SFAS No. 133. Company policy prohibits the use of financial instruments for trading or speculative purposes. Periodically, the Company enters into forward contracts to minimize exposure related to changing natural gas prices for a portion of the natural gas requirements used in its production facilities. In addition, the Company's foreign subsidiaries make limited use of short-term forward exchange contracts to minimize the exposure of certain foreign currency transactions and balances to fluctuating exchange rates. As of December 31, 2001, the effects of the forward commodity and exchange contracts were not material to the Company's consolidated financial statements.

Deferred Compensation

The Company maintains deferred compensation plans. These plans allow management to defer receipt of their bonuses and directors to defer receipt of director fees until retirement or departure from the Company. The plans allow the participant to choose to invest in either Stepan common stock or a limited variety of mutual funds. These assets are owned by the Company and subject to the claims of general creditors of the Company. These plans are accounted for under the requirements of the consensus reached by the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") in issue No. 97-14, "Accounting for Deferred

Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested". A description of the Company's deferred compensation accounting policy follows:

     The deferred compensation liability to the participants who elect deferral is recorded after the underlying compensation is earned, and recorded as expense. The purchase of Stepan common shares for the plans is recorded as a regular treasury stock purchase. The purchase of mutual funds is recorded as long term investments.

     Fluctuations in the value of these assets are recorded as adjustments from the deferred compensation liability and compensation costs included in administrative expense. The dividends, interest and capital gains from the mutual fund assets are recorded as investment income and included in "Other Income" as interest expense, net of investment income. Unrealized gains and losses resulting from market fluctuations of the mutual funds are recorded as other comprehensive income or expense in stockholders' equity.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In April 2001, the EITF released Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." Issue No. 00-25 provides guidance regarding the reporting of consideration given by a vendor to a reseller of the vendor's products. This issue requires certain considerations from vendor to a reseller of the vendor's products be viewed: (a) as a reduction of the selling prices of the vendor's products and, therefore, recorded as a reduction of revenue when recognized in the vendor's income statement, or (b) as a cost incurred by the vendor for assets or services received from the reseller and, therefore, recorded as a cost or an expense when recognized in the vendor's income statement. Issue No. 00-25 is effective for fiscal years beginning after December 15, 2001. The Company's accounting policies are currently consistent with the guidance provided in this issue. Therefore, the adoption of Issue No.00-25 is not expected to have an impact on the Company's financial position or results of operations.

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001, for acquisitions entered into prior to June 30, 2001, and effective immediately for acquisitions entered into after June 30, 2001. SFAS No. 141 requires the use of the purchase method of accounting for all transactions initiated after June 30, 2001. SFAS No. 142 addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. The new standard establishes that goodwill is no longer to be amortized. Instead, goodwill will be tested for impairment by applying a fair-value-based test each year, and more frequently, if circumstances indicate a possible impairment. If the carrying amount exceeds the implied fair value of that goodwill, an impairment loss is recognized. Equity-method goodwill is not, however, subject to the new impairment rules; the impairment guidance in existing rules for equity-method investments continues to apply. The standard also establishes new accounting guidelines for intangible assets that are determined to have an indefinite useful life. These assets are no longer subject to amortization, but must be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. If the carrying amount of an intangible asset exceeds the fair value, an impairment loss must be recognized in an amount equal to that excess. Any impairment as a result of initial adoption of SFAS No. 142 will be recorded as a cumulative effect of changes in accounting principles. The Company has applied the provisions of SFAS No. 141 and SFAS No. 142 to the September 13, 2001, acquisition of Manro Performance Chemicals in Stalybridge, UK (see Note 3, Acquisitions). The provisions of SFAS No. 142 that apply to acquisitions made prior to June 30, 2001, were adopted on January 1, 2002. As a result the Company stopped recognizing approximately $0.6 million of goodwill amortization expense in 2002. The Company has also completed the impairment test of goodwill and intangible assets. Results of this test indicated no impairment at January 1, 2002.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143, which is effective for fiscal years beginning after June 15, 2002, supersedes previous guidance for financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset. The Company is evaluating the effect of this standard on its financial statements.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets". This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 was effective January 1, 2002. Adoption of this standard is not expected to have an impact on the Company's financial position or results of operations.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Based on the information currently available, adoption of this standard is not expected to have an impact on the Company's financial position or results of operations.

Reclassifications

Certain amounts in the 2000 and 1999 financial statements have been reclassified to conform to the 2001 presentation.

2.  Restatement

Subsequent to the issuance of its financial statements for the year ended December 31, 2001, the management of the Company determined that the accounting treatment that had previously been afforded to the deferred compensation arrangements entered into with its managers and directors was not in accordance with the requirements of the consensus reached by the EITF of the FASB in issue No. 97-14, "Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested". This consensus requires that assets and liabilities of the deferred compensation plan be presented separately on the balance sheet; that fluctuations in asset values should result in compensation expense or income; and that, based on the categories of assets underlying the plan, investment income and expense should be recorded in the income statement and unrealized market appreciation should be reported as a component of other comprehensive income and included in stockholders' equity. Historically, the Company had recorded the assets and liabilities related to the plans on a net basis when the awards were made and did not recognize changes in asset value in income.

As a result, the consolidated financial statements for the years ended December 31, 2001, 2000 and 1999 have been restated from the amounts previously reported to give effect to the correction of this accounting error. A summary of the significant effects of the restatement is as follows:

As of December 31, 2001:

                                                         As
                                                     Previously
(Dollars in thousands)                                Reported    Adjustments   As Restated
                                                     ----------   -----------   -----------
Assets
   Deferred income taxes                              $ 10,684      $(1,874)      $  8,810
   Long term investments                                    --        7,674          7,674

Liabilities
   Deferred income taxes                              $ 35,040      $(6,437)      $ 28,603
   Deferred compensation  - current and long-term           --       17,615         17,615

Stockholders' Equity
   Additional paid-in capital                         $ 16,893      $  (362)      $ 16,531
   Accumulated other comprehensive loss                (14,800)      (1,070)       (15,870)
   Retained earnings                                   142,110        2,548        144,658
   Treasury stock                                       (8,659)      (6,494)       (15,153)

As of December 31, 2000:

                                                         As
                                                     Previously
(Dollars in thousands)                                Reported    Adjustments   As Restated
                                                     ----------   -----------   -----------
Assets
   Deferred income taxes                              $ 10,866      $(2,343)      $  8,523
   Long term investments                                    --        8,005          8,005

Liabilities
   Deferred income tax                                $ 39,170      $(6,858)      $ 32,312
   Deferred compensation - current and long-term            --       17,637         17,637

Stockholders' Equity
   Additional paid-in capital                         $ 13,343      $  (375)      $ 12,968
   Accumulated other comprehensive loss                (12,402)        (626)       (13,028)
   Retained earnings                                   133,308        2,334        135,642
   Treasury stock                                       (4,071)      (6,450)       (10,521)

For the year ended December 31, 2001:

                                                         As
(Dollars and shares in thousands,except              Previously
per share amounts)                                    Reported    Adjustments   As Restated
                                                     ----------   -----------   -----------
Net income                                            $16,152       $ (80)        $16,072

Net Income Per Common Share
   Basic                                              $  1.66       $0.07         $  1.73
   Diluted                                               1.59        0.06            1.65

Shares Used to Compute Net
Income Per Share
   Basic                                                9,249        (412)          8,837
   Diluted                                             10,133        (412)          9,721

Other Comprehensive Loss                              $ 2,398       $ 444         $ 2,842

For the year ended December 31, 2000:

                                                         As
(Dollars and shares in thousands, except             Previously
per share amounts)                                    Reported    Adjustments   As Restated
                                                     ----------   -----------   -----------
Net income                                            $15,008        $  44        $15,052

Net Income Per Common Share
   Basic                                              $  1.52        $0.07        $  1.59
   Diluted                                               1.47         0.06           1.53

Shares Used to Compute Net
Income Per Share
   Basic                                                9,355         (407)         8,948
   Diluted                                             10,236         (407)         9,829

Other Comprehensive Loss                              $ 1,771        $ 604        $ 2,375

For the year ended December 31, 1999:

                                                         As
(Dollars and shares in thousands, except             Previously
per share amounts)                                    Reported    Adjustments   As Restated
                                                     ----------   -----------   -----------
Net income                                            $22,129        $ 596        $22,725

Net Income Per Common Share
   Basic                                              $  2.22        $0.15        $  2.37
   Diluted                                               2.08         0.13           2.21

Shares Used to Compute Net
Income Per Share
   Basic                                                9,592         (360)         9,232
   Diluted                                             10,632         (360)        10,272

Other Comprehensive Loss                              $ 1,581        $  22        $ 1,603

3. Acquisitions

On September 13, 2001, the Company acquired the stock of Manro Performance Chemicals Limited based in Stalybridge, UK, and changed its name to Stepan UK Limited. Manro Performance Chemicals Limited manufactures surfactants for a wide range of customers, and specializes in anionic surfactants, hydrotropes and acid catalysts.

     The acquisition was accounted for as a purchase in accordance with SFAS
No. 141. The acquisition cost was $24.6 million, which was $1.2 million in excess of the fair value of Manro Performance Chemicals Limited net assets. The $1.2 million excess acquisition cost over net assets was recorded as goodwill, which in accordance with SFAS No. 142, will not be amortized. The purchase price allocation was finalized in the first half of 2002. This acquisition was funded through the Company's committed lines of credit. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition.

                     At September 13, 2001 (unaudited)
                  ---------------------------------------
                  (Dollars in thousands)

                  Current assets                  $13,937
                  Property, plant and equipment    17,950
                  Goodwill                          1,211
                                                  -------
                     Total assets acquired        $33,098
                                                  =======

                  Current liabilities             $ 8,458
                     Total liabilities assumed      8,458
                                                  -------
                     Net assets acquired          $24,640
                                                  =======

     Following are the unaudited pro forma financial results prepared under the assumption that the acquisition of Manro Performance Chemicals Limited had been completed at the beginning of the year 2000. These pro forma financial results include the assumption that the acquisition price of $24.6 million was funded through the Company's committed lines of credit. Applied weighted average interest rates were 6.97 percent in 2000 and 4.63 percent in 2001.

(Dollars and shares in thousands, except per share   Twelve Months Ended
amounts)                                                 December 31
                                                     -------------------
                                                       2001       2000
                                                     --------   --------

Net Sales                                            $743,369   $741,097
Income Before Income Taxes                           $ 27,273   $ 23,154
Net Income                                           $ 16,994   $ 14,239

Net Income Per Common Share:
   Basic                                             $   1.83   $   1.50
                                                     ========   ========
   Diluted                                           $   1.75   $   1.45
                                                     ========   ========

Shares used to compute Earnings
   Per Common Share:
      Basic                                             8,837      8,948
                                                     ========   ========
      Diluted                                           9,721      9,829
                                                     ========   ========

     These pro forma statements represent the Company's determination of adjustments associated with the purchase of Manro Performance Chemicals Limited and are based upon available information and certain assumptions that the Company believes to be reasonable. Consequently, the actual results may differ from the Pro Forma results.

4. Inventories

The composition of inventories was as follows:

                                December 31
(Dollars in thousands)        2001      2000
                             -----------------
Finished products            $33,932   $37,560
Raw materials                 25,398    19,453
                             -------   -------
   Total inventories         $59,330   $57,013
                             =======   =======

     If the first-in, first-out (FIFO) inventory valuation method had been used, inventories would have been approximately $7,500,000 and $8,900,000 higher than reported at December 31, 2001 and 2000, respectively.

5.   Debt

Debt was composed of the following:

                                                             December 31
                                                        -------------------
(Dollars in thousands)                 Maturity Dates     2001       2000
                                      ---------------   --------   --------
Unsecured promissory notes
      6.59%                             2003 - 2013     $ 30,000   $ 30,000
      7.77%                             2002 - 2010       24,545     27,272
      7.22%                             2002 - 2007       18,000     21,000
      7.69%                             2002 - 2005        8,000     10,000
      9.70%                             2002 - 2003        1,667      2,667
Unsecured bank debt                        2003           35,200     13,000
Debt of foreign subsidiaries
   payable in foreign currency          2002 - 2006        2,921      2,113
                                                        --------   --------
      Total debt                                         120,333    106,052
      Less current maturities                             10,745      9,586
                                                        --------   --------
         Long-term debt                                 $109,588   $ 96,466
                                                        ========   ========

     Unsecured bank debt at December 31, 2001, consisted of borrowings under a committed $60,000,000 revolving credit agreement with interest at varying rates averaging 3.88 percent during the year. The agreement requires a commitment fee to be paid on the unused portion of the commitment, which averaged 0.13 percent during the year. Periodically, the Company also had other borrowings under notes payable to banks under which there were no outstanding balances at December 31, 2001 and 2000.

     The various loan agreements contain provisions, which, among others, require maintenance of certain financial ratios and place limitations on additional debt, investments and payment of dividends. Unrestricted retained earnings were $48,987,000 and $45,849,000 at December 31, 2001 and 2000,
respectively. The Company is in compliance with all debt covenants.

     Debt at December 31, 2001, matures as follows: $10,745,000 in 2002; $46,579,000 in 2003; $10,709,000 in 2004; $10,709,000 in 2005; $8,582,000 in
2006 and $33,009,000 after 2006.

     The fair value of the Company's fixed-rate debt, including current maturities, was estimated to be $87.1 million compared to a carrying value of $83.3 million as of December 31, 2001.

     Net interest expense for the years ended December 31 was composed of the following:

(Dollars in thousands)              2001     2000     1999
                                   ------   ------   ------
Interest expense                   $7,858   $8,724   $8,661
Interest income                      (229)    (124)    (211)
Investment income                    (265)    (742)    (695)
                                   ------   ------   ------
                                    7,364    7,858    7,755
Capitalized interest                 (461)    (272)     (74)
                                   ------   ------   ------
   Interest expense, net           $6,903   $7,586   $7,681
                                   ======   ======   ======

6. Leased Properties

The Company leases certain property and equipment (primarily transportation equipment, buildings and computer equipment) under operating leases. Total rental expense was $4,174,000, $4,242,000 and $3,661,000 in 2001, 2000 and 1999,
respectively.

     Minimum future rental payments under operating leases with terms in excess of one year as of December 31, 2001, are:

(Dollars in thousands)             Year   Amount
                                   ----   -------
                                   2002   $ 2,591
                                   2003     2,168
                                   2004     1,742
                                   2005     1,546
                                   2006     1,259
                     Subsequent to 2006     6,947
                                          -------
   Total minimum future rental payments   $16,253
                                          =======

7. Income Taxes

The provision for taxes on income and the related income before taxes were as follows:

(Dollars in thousands)             2001      2000      1999
                                  -------   -------   -------
Taxes on Income

Federal
   Current                        $ 9,036   $ 9,901   $ 6,269
   Deferred                        (2,596)   (3,417)    2,916
State
   Current                          1,393     1,700     1,181
   Deferred                          (344)     (456)      682
Foreign
   Current                          1,681     2,104     1,983
   Deferred                           556      (409)       12
                                  -------   -------   -------
      Total                       $ 9,726   $ 9,423   $13,043
                                  =======   =======   =======

Income before Taxes
Domestic                          $21,277   $20,922   $30,102
Foreign                             4,521     3,553     5,666
                                  -------   -------   -------
      Total                       $25,798   $24,475   $35,768
                                  =======   =======   =======

     Deferred income taxes have not been provided on $34,534,000 of undistributed earnings of the Company's foreign subsidiaries, or on the equity in income of its foreign joint venture. In general, the Company reinvests earnings of foreign subsidiaries in their operations indefinitely. However, the Company will repatriate earnings from a subsidiary where excess cash has accumulated and it is advantageous for tax or foreign exchange reasons. Because of the probable availability of foreign tax credits, it is not practicable to estimate the amount, if any, of the deferred tax liability on earnings reinvested indefinitely.

     The variations between the effective and statutory federal income tax rates are summarized as follows:

                                                          2001            2000            1999
                                                     -------------   -------------   --------------
(Dollars in thousands)                               Amount    %     Amount    %     Amount     %
                                                     ------   ----   ------   ----   -------   ----
Federal Income tax provision at statutory tax rate   $9,029   35.0   $8,566   35.0   $12,519   35.0
State taxes on income
   less applicable federal tax benefit                  682    2.6      809    3.3     1,211    3.4
Foreign income taxed at different rates                 655    2.5      452    1.9       (42)  (0.1)
Effect of equity income from foreign joint venture     (654)  (2.5)    (198)  (0.8)     (499)  (1.4)
Other items                                              14    0.1     (206)  (0.9)     (146)  (0.4)
                                                     ------   ----   ------   ----   -------   ----
   Total income tax provision                        $9,726   37.7   $9,423   38.5   $13,043   36.5
                                                     ======   ====   ======   ====   =======   ====

     The net deferred tax liability at December 31 was comprised of the following:

(Dollars in thousands)                                        2001       2000
                                                            --------   --------
Current deferred income taxes
   Assets                                                   $  9,448   $  9,055
   Liabilities                                                  (638)      (532)
                                                            --------   --------
      Total net current deferred tax assets                    8,810      8,523
Non-current deferred income taxes
   Assets                                                     19,576     15,558
   Liabilities                                               (48,179)   (47,870)
                                                            --------   --------
      Total net non-current deferred tax liabilities         (28,603)   (32,312)
                                                            --------   --------
   Net deferred tax liability                               $(19,793)  $(23,789)
                                                            ========   ========

At December 31, the tax effect of significant temporary differences representing deferred tax assets and liabilities was as follows:

(Dollars in thousands)                                        2001       2000
                                                            --------   --------
Tax over book depreciation                                  $(40,884)  $(44,512)
Safe Harbor leases                                            (2,032)    (2,329)
SFAS No. 87 pension accounting                                (2,506)    (3,135)
State income tax accrual                                       1,788      1,925
Deferred revenue                                               1,415      1,608
Book reserves deductible in other periods                     21,235     21,313
Other, net                                                     1,191      1,341
                                                            --------   --------
   Net deferred tax liability                               $(19,793)  $(23,789)
                                                            ========   ========

8.   Stockholders' Equity

The Company's preferred stock is convertible at the option of the holder at any time (unless previously redeemed) into shares of common stock at a conversion of
1.14175 shares of common stock for each share of preferred stock. Dividends on preferred stock accrue at a rate of $1.375 per share per annum, which are cumulative from the date of original issue. The Company may not declare and pay any dividend or make any distribution of assets (other than dividends or other distribution payable in shares of common stock) or redeem, purchase or otherwise acquire, shares of common stock, unless all accumulated and unpaid preferred dividends have been paid or are contemporaneously declared and paid. The preferred stock is subject to optional redemption by the Company, in whole or in part, at any time on or after September 1, 1997. As of September 1, 2001, the redemption price is $25.14 per share and was reduced to the minimum redemption price of $25 per share on September 1, 2002, plus accrued and unpaid dividends thereon to the date fixed for redemption. Preferred stock is entitled to 1.14175 votes per share on all matters submitted to stockholders for action and votes together with the common stock as a single class, except as otherwise provided by law or the Certificate of Incorporation of the Company. There is no mandatory redemption or sinking fund obligation with respect to the preferred stock.

     On November 3, 2000, 400,000 shares of common stock and 188,535 shares of preferred stock held in treasury were retired in accordance with the Board of Directors' authorization. At December 31, 2000, treasury stock consisted of no shares of preferred stock and 590,188 shares of common stock. No retirement of treasury stock took place during 2001. At December 31, 2001, treasury stock consisted of no shares of preferred stock and 782,232 shares of common stock.

9.   Stock Option Plans

The Company has three fixed stock option plans: the 1982 Plan, the 1992 Plan and the 2000 Plan. No further grants may be made under the 1982 Plan and no options granted under the 1982 Plan remain outstanding at December 31, 2001. The 1992 Plan extends participation to directors who are not employees of the Company. It authorizes the award of up to 1,600,000 shares of the Company's common stock for stock options ("options") and stock appreciation rights ("SAR"). SARs entitle the employee to receive an amount equal to the difference between the fair market value of a share of stock at the time the SAR is exercised and the exercise price specified at the time the SAR is granted. No further grants may be made under the 1992 Plan after December 31, 2001. The 2000 Plan, which also extends participation to non-employee directors, authorizes the award of 1,000,000 shares of the Company's common stock for options, SAR and stock awards. A stock award is a grant of shares of stock to an employee, the earnings vesting or distribution of which is subject to certain conditions established by the Compensation and Development Committee of the Board of Directors. Options are granted at the market price on the date of grant. An option may not be exercised within two years from the date of grant and no option will be exercisable after 10 years from the date granted.

     The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized for the Company's stock option grants. Had compensation cost for options granted under these stock option plans been determined based on the fair value at the grant date for awards in 2001, 2000 and 1999 consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

(Dollars in thousands, except per share data)     2001      2000      1999
                                                -------   -------   -------
Net Income - as reported                        $16,072   $15,052   $22,725
Net Income - pro forma                           15,147    14,052    21,868
Basic Earnings per share - as reported             1.73      1.59      2.37
Basic Earnings per share - pro forma               1.62      1.48      2.28
Diluted Earnings per share - as reported           1.65      1.53      2.21
Diluted Earnings per share - pro forma             1.56      1.44      2.14

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2001, 2000 and 1999: expected dividend yield of
2.75 percent in 2001, and 2.50 percent in 2000 and 1999. Expected volatility of
24.2 percent in 2001, 24.7 percent in 2000 and 26.7 percent in 1999; expected lives of 7.5 years; and risk-free interest rate of 5.14 percent in 2001, 6.72 percent in 2000 and 5.21 percent in 1999.

     A summary of the status of the Company's stock option plans at December 31, 2001, 2000 and 1999, and changes during the years then ended is presented as follows:

                                            Weighted-                Weighted-                Weighted-
                                             Average                  Average                  Average
                                  2001       Exercise      2000       Exercise      1999       Exercise
                                 Shares       Price       Shares       Price       Shares       Price
                               ----------   ---------   ----------   ---------   ----------   ---------
Options outstanding,
   beginning of year            1,502,899     $20.49     1,222,363     $19.38     1,247,591     $18.76
Options exercised                (192,650)     16.35      (113,950)     12.26       (85,250)     12.76
Options canceled                  (78,171)     24.48       (24,238)     25.43        (4,036)     30.97
Options granted                    26,630      23.30       418,724      21.77        64,058      23.42
                               ----------               ----------               ----------
Options outstanding,
   end of year                  1,258,708      20.93     1,502,899      20.49     1,222,363      19.38
                               ----------               ----------               ----------
Option price range             $   14.000-              $   12.563-              $    9.438-
   at end of year                  30.969                   30.969                   30.969

Option price range             $   12.563-              $    9.438-              $    9.438-
   for exercised shares            19.750                   19.750                   19.750
Options available for grant
   at end of year                 912,616                  861,075                  255,561
Weighted-average fair value
   of options granted during
   the year                    $     6.22               $     6.94               $     6.98

Options exercisable               876,858                1,034,668                  931,802

     A summary of stock options outstanding at December 31, 2001, is as follows:

                              Options Outstanding             Options Exercisable
                    -------------------------------------   -----------------------
                                   Weighted-
                                    Average     Weighted-                 Weighted-
                       Number      Remaining     Average       Number      Average
 Range of           Outstanding   Contractual    Exercise   Exercisable    Exercise
 Exercise Price     at 12/31/01      Life         Price     at 12/31/01     Price
---------------     -----------   -----------   ---------   -----------   ---------
$14.000                270,000        2.23        $14.00      270,000       $14.00
$18.219 - $19.750      350,202        3.78         19.34      350,202        19.34
$21.750 - $30.969      638,506        7.47         24.74      256,656        28.99
                     ---------                                -------
                     1,258,708        5.32        $20.93      876,858       $20.52
                     =========                                =======

10.  Pension Plans

The Company has non-contributory defined benefit plans covering substantially all employees and two non-qualified defined benefit pension plans (a supplemental executive plan and an outside directors plan). The benefits under these plans are based primarily on years of service and compensation levels. The Company funds the qualified pension plans up to the maximum amount deductible for income tax purposes. The plans' assets consist principally of marketable equity securities and government and corporate debt securities. The plans' assets at December 31, 2001 and 2000, included $10,239,000 and $10,023,000, respectively, of the Company's common stock.

Net 2001, 2000 and 1999 periodic pension cost for the plans consisted of the following:

(Dollars in thousands)                               2001      2000      1999
                                                   -------   -------   -------
Service cost                                       $ 2,273   $ 2,119   $ 2,415
Interest cost on projected benefit obligation        4,434     4,190     3,813
Expected return on plan assets                      (6,233)   (5,812)   (5,156)
Amortization of unrecognized net transition
   assets                                               --      (557)     (557)
Amortization of unrecognized prior service cost        475       437       412
Amortization of unrecognized net loss(gain)           (418)     (477)       79
                                                   -------   -------   -------
   Net pension expense(income)                     $   531   $  (100)  $ 1,006
                                                   =======   =======   =======

Changes in benefit obligations for the years ending December 31, 2001 and 2000, were as follows:

(Dollars in thousands)                                  2001      2000
                                                      -------   -------
Benefit obligation at beginning of year               $59,714   $53,243
Service cost                                            2,273     2,119
Interest cost                                           4,434     4,190
Plan amendments                                            92       844
Actuarial loss                                          2,598     1,522
Benefits paid                                          (2,211)   (2,204)
                                                      -------   -------
   Benefit obligation at end of year                  $66,900   $59,714
                                                      =======   =======

Changes in the fair value of plan assets during years 2001 and 2000 were as follows:

(Dollars in thousands)                                  2001      2000
                                                      -------   -------
Fair value of plan assets at beginning of year        $73,664   $76,249
Actual return on plan assets                           (8,319)     (792)
Employer contributions                                    185       411
Benefits paid                                          (2,211)   (2,204)
                                                      -------   -------
   Fair value of plan assets at end of the year       $63,319   $73,664
                                                      =======   =======

The reconciliation of the funded status of the plans at December 31 was as follows:

(Dollars in thousands)                                 2001      2000
                                                     -------   --------
Plan assets (less than) in excess of                 $(3,581)  $ 13,950
   projected benefit obligations
Unrecognized prior service cost                        2,173      2,556
Unrecognized net loss(gain)                            6,211    (11,359)
                                                     -------   --------
   Net amount recognized                             $ 4,803   $  5,147
                                                     =======   ========

     The foregoing accumulated benefit obligation and fair value of plan assets amounts include both overfunded and underfunded plans. At December 31, 2001, the projected benefit obligation, the accumulated benefit obligation and fair value of plan assets for the underfunded plans were $15,508,000, $15,026,000 and $9,940,000, respectively.

The amounts recognized in the Consolidated Balance Sheets at December 31 consisted of the following:

(Dollars in thousands)                                  2001      2000
                                                      -------   -------
Prepaid benefit cost                                  $ 6,762   $ 7,558
Accrued benefit liability                              (5,037)   (3,480)
Intangible asset                                        1,499     1,069
Accumulated other comprehensive loss                    1,579        --
                                                      -------   -------
   Net amount recognized                              $ 4,803   $ 5,147
                                                      =======   =======

     The prepaid benefit cost and intangible asset amounts are included in the "Other Assets" caption of the Consolidated Balance Sheets. The accumulated other comprehensive loss amount is included in the "Stockholders' Equity" section of the Consolidated Balance Sheets.

The weighted-average assumptions as of December 31, 2001, 2000 and 1999, were as follows:

                                     2001          2000         1999
                                  -----------   ----------   -----------
Discount rate                        7.25%         7.50%        7.75%
Expected return on plan assets       8.50%         8.50%        8.50%
Rate of compensation increase     4.00%-6.00%   4.00%-6.00%  4.25%-6.25%

     The plans' net transitional assets are fully amortized as of December 31, 2001. The prior service costs are being amortized over the average remaining service lives of employees expected to receive benefits.

11.  Accrued Liabilities

Accrued liabilities consisted of:

                                              December 31
                                           -----------------
(Dollars in thousands)                       2001      2000
                                           -------   -------
Accrued payroll and benefits               $15,817   $14,829
Accrued customer discounts                   8,669     9,800
Other accrued liabilities                   10,518    12,273
                                           -------   -------
   Total accrued liabilities               $35,004   $36,902
                                           =======   =======

12.  Other Non-Current Liabilities

Other non-current liabilities were comprised of the following:

                                              December 31
                                           -----------------
(Dollars in thousands)                       2001      2000
                                           -------   -------
Deferred revenue                           $ 2,568   $ 3,264
Environmental and legal matters             13,964    13,632
Other non-current liabilities                4,869     2,379
                                           -------   -------
   Total other non-current liabilities     $21,401   $19,275
                                           =======   =======

During and prior to 1998, the Company received prepayments on certain multi-year commitments for future shipments of products. As the commitments are fulfilled, a proportionate share of the deferred revenue is recognized into income. In 2000, the term of a current contract was extended, and the recognition rate of deferred revenue into income was revised to correspond to the extended term. Related deferred revenue at December 31, 2001 and 2000, were $3,297,000 and $3,767,200, respectively, of which the amount recognizable within one year is included in the "Accrued Liabilities" caption in the Consolidated Balance Sheets.

13.  Contingencies

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

     After partial remediation payments at certain sites, the Company has estimated a range of possible environmental and legal losses from $7.4 million to $35.0 million at December 31,

2001, compared to $7.5 million to $35.0 million at December 31, 2000. At December 31, 2001, the Company's best estimate of reserve for such losses was $17.0 million for legal and environmental matters compared to $16.6 million at December 31, 2000. The Company made payments of $2.6 million in 2001 and $2.5 million in 2000 related to legal costs, settlements and costs related to remedial design studies at various sites.

     For certain sites, estimates cannot be made of the total costs of compliance, or the Company's share of such costs; accordingly, the Company is unable to predict the effect thereof on future results of operations. In the event of one or more adverse determinations in any annual or interim period, the impact on results of operations for those periods could be material. However, based upon the Company's present belief as to its relative involvement at these sites, other viable entities' responsibilities for cleanup, and the extended period over which any costs would be incurred, the Company believes that these matters will not have a material effect on the Company's financial position. Following are summaries of proceedings related to the Company's environmental sites:

Maywood, New Jersey, Site

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

Lightman Drum Site

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

Liquid Dynamics Site

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

Wilmington Site

During the third quarter of 1994, the Company received and responded to a Request for Information from the Commonwealth of Massachusetts Department of Environmental Protection relating to the Company's formerly-owned site at 51 Eames Street, Wilmington, Massachusetts. The Company received a copy of another Request for Information regarding this site dated October 18, 2002. The Company's response to this request is due on November 29, 2002. The Company is currently investigating this matter and therefore, cannot predict what its liability, if any, will be for this site.

14. Segment Reporting

The Company has three reportable segments: surfactants, polymers and specialty products. Each segment provides distinct products and requires separate management due to unique markets, technologies and production processes. Surfactants are used in a variety of consumer and industrial cleaning compounds as well as in agricultural products, lubricating ingredients and other specialized applications. Polymers derive its revenues from the sale of phthalic anhydride, polyurethane polyols and polyurethane systems used in plastics, building materials and refrigeration systems. Specialty products sell chemicals used in food, flavoring and pharmaceutical applications.

     The Company evaluates the performance of its segments and allocates resources based on operating income before interest income/expense, other income/expense items and income tax provisions. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. All intercompany transactions are eliminated from segments' revenues.

Segment data for the three years ended December 31, 2001, 2000 and 1999, was as follows:

                                                         Specialty    Segment
(Dollars in thousands)          Surfactants   Polymers   Products     Totals
                                -----------   --------   ---------   --------
2001
Net sales                         $558,927    $127,722    $24,868    $711,517
Operating income                    35,168      17,264      7,807      60,239
Assets                             337,880      43,427     17,724     399,031
Capital expenditures                22,408       2,529      1,689      26,626
Depreciation and amortization
   expense                          30,472       5,656      1,290      37,418

                                                         Specialty    Segment
(Dollars in thousands)          Surfactants   Polymers   Products     Totals
                                -----------   --------   ---------   --------
2000
Net sales                         $537,006    $140,786    $21,145    $698,937
Operating income                    41,718      21,001      3,130      65,849
Assets                             310,820      53,314     18,121     382,255
Capital expenditures                23,333       3,427        986      27,746
Depreciation and amortization
   expense                          30,276       5,981      1,334      37,591

1999
Net sales                         $547,359    $126,774    $20,526    $694,659
Operating income                    51,123      21,453      4,454      77,030
Assets                             315,580      52,434     18,760     386,774
Capital expenditures                24,423       4,846        807      30,076
Depreciation and amortization
   expense                          31,091       5,856      1,128      38,075

Below are reconciliations of segment data to the accompanying consolidated financial statements:

(Dollars in thousands)                                     2001       2000       1999
                                                         --------   --------   --------
Operating income - segment totals                        $ 60,239   $ 65,849   $ 77,030
Unallocated corporate expenses(a)                         (29,407)   (34,491)   (35,008)
Interest expense                                           (6,903)    (7,586)    (7,681)
Income from equity in joint venture                         1,869        703      1,427
                                                         --------   --------   --------
   Consolidated income before income taxes               $ 25,798   $ 24,475   $ 35,768
                                                         ========   ========   ========

Assets - segment totals                                  $399,031   $382,255   $386,774
Unallocated corporate assets(b)                            39,724     35,337     31,988
                                                         --------   --------   --------
   Consolidated assets                                   $438,755   $417,592   $418,762
                                                         ========   ========   ========

Capital expenditures - segment totals                    $ 26,626   $ 27,746   $ 30,076
Unallocated corporate expenditures                          7,388        696      2,621
                                                         --------   --------   --------
   Consolidated capital expenditures                     $ 34,014   $ 28,442   $ 32,697
                                                         ========   ========   ========

Depreciation and amortization expense - segment
      totals                                             $ 37,418   $ 37,591   $ 38,075

Unallocated corporate depreciation expense                  2,554      1,686      1,377
                                                         --------   --------   --------
   Consolidated depreciation
      and amortization expense                           $ 39,972   $ 39,277   $ 39,452
                                                         ========   ========   ========

(a) Includes corporate administrative and corporate manufacturing expenses which are not included in segment operating income and not used to evaluate segment performance.

(b) Includes items such as deferred tax asset, prepaid pension asset, joint venture investment, long term investments, corporate fixed assets and LIFO inventory reserve which are not allocated to segments.

Company-wide geographic data for the years ended December 31, 2001, 2000 and 1999, is as follows (net sales attributed to countries based on selling location):

(Dollars in thousands)                                     2001       2000       1999
                                                         --------   --------   --------
Net sales
   United States                                         $550,208   $569,357   $553,966
   All foreign countries                                  161,309    129,580    140,693
                                                         --------   --------   --------
      Total                                              $711,517   $698,937   $694,659
                                                         ========   ========   ========

Long-lived assets
   United States                                         $172,090   $180,369   $193,436
   All foreign countries                                   39,343     17,778     15,045
                                                         --------   --------   --------
      Total                                              $211,433   $198,147   $208,481
                                                         ========   ========   ========

15. Earnings Per Share

Below is the computation of basic and diluted earnings per share for the years ended December 31, 2001, 2000 and 1999:

(In thousands, except per share amounts)                   2001       2000     1999
                                                         --------   -------   -------
Computation of Basic Earnings per Share
Net income                                                $16,072   $15,052   $22,725
Deduct dividends on preferred stock                           802       815       858
                                                         --------   -------   -------
Income applicable to common stock                         $15,270   $14,237   $21,867

Weighted-average number of shares outstanding               8,837     8,948     9,232
                                                         --------   -------   -------

Basic earnings per share                                  $  1.73   $  1.59   $  2.37
                                                         ========   =======   =======

Computation of Diluted Earnings per Share
Net income                                                $16,072   $15,052   $22,725

Weighted-average number of shares outstanding               8,837     8,948     9,232
Add net shares from assumed exercise of options
   (under treasury stock method)                              218       203       324
Add weighted-average shares from assumed
   conversion of convertible preferred stock                  666       678       716
                                                         --------   -------   -------
Shares applicable to diluted earnings                       9,721     9,829    10,272
                                                         --------   -------   -------

Diluted earnings per share                                $  1.65   $  1.53   $  2.21
                                                         ========   =======   =======

16. Subsequent Events

During March 2002, the Company's Stepan Europe subsidiary completed an $11.7 million (denominated in euros) bank term loan as long-term financing for a portion of the Manro acquisition. This loan will mature in 7 years and bears interest at rates set quarterly, based on 90-day EURIBOR plus 1.825 percent. The U.S. parent does not guaranty this loan.

In May 2002, the Company replaced its existing U.S. bank revolver with a new loan agreement. The new revolver will provide up to $60 million of committed funding for general corporate purposes and may be drawn upon as needed through May 2, 2007. This arrangement provides for borrowings at various interest rates based, at the Company's option, on LIBOR plus a margin or at the bank's prime rate.

During September 2002, the Company completed a new $30 million private placement loan with its existing insurance Company lenders. The proceeds of the loan were used to repay existing bank debt. The new loan is unsecured and will bear interest at 6.86 percent through the stated maturity date of September 1, 2015.

                            Quarterly Financial Data
                  (Dollars in thousands, except per share data)

                                           2001                                     2000
                          --------------------------------------   --------------------------------------
                              As                                       As
                          Previously                               Previously
                           Reported    Adjustments   As Restated    Reported    Adjustments   As Restated
                          ----------   -----------   -----------   ----------   -----------   -----------
First Quarter
Net Sales                  $176,857           --      $176,857      $174,988           --      $174,988
Gross Profit                 25,901           --        25,901        27,083           --        27,083
Interest, net                (1,956)     $    51        (1,905)       (2,051)     $    88        (1,963)
Pre-tax Income                6,000          136         6,136         7,003          362         7,365
Net Income                    3,628           82         3,710         4,271          220         4,491
Net Income
   per Share (Diluted)         0.36         0.02          0.38          0.41         0.04          0.45

Second Quarter
Net Sales                  $182,767           --      $182,767      $177,897           --      $177,897
Gross Profit                 29,701           --        29,701        30,680           --        30,680
Interest, net                (1,805)     $    48        (1,757)       (2,186)     $   107        (2,079)
Pre-tax Income / (Loss)      10,040       (1,222)        8,818        10,859         (513)       10,346
Net Income / (Loss)           6,173         (746)        5,427         6,625         (312)        6,313
Net Income/(Loss)
   per Share (Diluted)         0.61        (0.05)         0.56          0.64           --          0.64

Third Quarter
Net Sales                  $173,829           --      $173,829      $176,608           --      $176,608
Gross Profit                 26,483           --        26,483        29,025           --        29,025
Interest, net                (1,819)     $   106        (1,713)       (2,099)     $   247        (1,852)
Pre-tax Income                7,335        3,870        11,205         9,989        1,325        11,314
Net Income                    4,481        2,365         6,846         6,233          813         7,046
Net Income
   per Share (Diluted)         0.44         0.26          0.70          0.61         0.11          0.72

Fourth Quarter
Net Sales                  $178,064           --      $178,064      $169,444           --      $169,444
Gross Profit                 25,144           --        25,144        25,238           --        25,238
Interest, net                (1,588)     $    60        (1,528)       (1,992)     $   300        (1,692)
Pre-tax Income / (Loss)       2,551       (2,912)         (361)       (3,448)      (1,102)       (4,550)
Net Income / (Loss)           1,870       (1,781)           89        (2,121)        (677)       (2,798)
Net Income/(Loss)
   per Share (Diluted)         0.18        (0.19)        (0.01)        (0.25)       (0.09)        (0.34)

Year
Net Sales                  $711,517           --      $711,517      $698,937           --      $698,937
Gross Profit                107,229           --       107,229       112,026           --       112,026
Interest, net                (7,168)     $   265        (6,903)       (8,328)     $   742        (7,586)
Pre-tax Income / (Loss)      25,926         (128)       25,798        24,403           72        24,475
Net Income / (Loss)          16,152          (80)       16,072        15,008           44        15,052
Net Income
   per Share (Diluted)         1.59         0.06          1.65          1.47         0.06          1.53

     See Note 2, Restatement

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On April 29, 2002, the Company ended its engagement of Arthur Andersen LLP and retained Deloitte & Touche LLP as its independent accountants. At that time, the Company filed a current report on Form 8-K/A dated May 16, 2002. The text of the Form 8-K/A Report that was filed follows:

     On April 29, 2002, the Audit Committee and the Board of Directors of the Company decided to no longer engage Arthur Andersen LLP ("Andersen") as the Company's independent public accountants and engaged Deloitte & Touche LLP ("Deloitte") to serve as the Company's independent public accountants for the fiscal year 2002 effective May 16, 2002.

     Andersen's reports on the Company's consolidated financial statements for each of the years ended 2001 and 2000 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

     During the years ended December 31, 2001 and 2000, and the subsequent interim period through May 16, 2002, there were no disagreements with Andersen on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to Andersen's satisfaction, would have caused them to make reference to the subject matter in connection with their report on the Company's consolidated financial statements for such years or its review report on the Company's financial statements for the fiscal quarter ended March 31, 2002, and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K within the years ended December 31, 2001 and 2000, and the subsequent interim period through May 16, 2002.

     The Company provided Andersen with a copy of the foregoing disclosures. Andersen's letter, dated May 16, 2002, stating its agreement with such statements, was attached as Exhibit 16 of the Form 8-K/A.

     During the years ended December 31, 2001 and 2000, and the subsequent interim period through May 16, 2002, the Company did not consult Deloitte with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's consolidated financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) or Regulation S-K.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

     (a)  Directors

     See Company's Proxy Statement dated March 28, 2002, for Directors of the Registrant, which is incorporated by reference herein.

     (b)  Executive Officers

     See Executive Officers of the Registrant in Part 1 above.

Item 11. Executive Compensation

     See Company's Proxy Statement dated March 28, 2002 which is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     See Company's Proxy Statement dated March 28, 2002 which is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions

     None

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)  Financial Statements
          See Item 8 for the Consolidated Financial Statements and supplementary data included in this Form 10-K/A.

     (b)  Reports on Form 8-K
          None

     (c)  Exhibits
          See Exhibit Index filed herewith

     (d)  Supplementary Schedule
          See Supplemental Schedule to Consolidated Financial Statements filed herewith

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    STEPAN COMPANY


                                    By:          /s/ James E. Hurlbutt
                                         ---------------------------------------
                                         Vice President and Corporate Controller

November 22, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     /s/ F. Quinn Stepan        Chairman, Chief Executive Officer and Director     November 22, 2002
----------------------------
       F. Quinn Stepan


  /s/ F. Quinn Stepan, Jr.      President, Chief Operating Officer and Director    November 22, 2002
----------------------------
    F. Quinn Stepan, Jr.


    /s/ James E. Hurlbutt           Vice President and Corporate Controller        November 22, 2002
----------------------------
      James E. Hurlbutt


    /s/ James A. Hartlage      Senior Vice President - Technology and Operations   November 22, 2002
----------------------------                     and Director
      James A. Hartlage


    /s/ Thomas F. Grojean                          Director                        November 22, 2002
----------------------------
      Thomas F. Grojean


     /s/ Paul H. Stepan                            Director                        November 22, 2002
----------------------------
       Paul H. Stepan


    /s/ Robert D. Cadieux                          Director                        November 22, 2002
----------------------------
      Robert D. Cadieux


    /s/ Robert G. Potter                           Director                        November 22, 2002
----------------------------
      Robert G. Potter

     James E. Hurlbutt, pursuant to powers of attorney executed by each of the directors and officers listed above, does hereby execute this report on behalf of each of such directors and officers in the capacity in which the name of each appears above.

November 22, 2002


                                                          James E. Hurlbutt

                                 CERTIFICATIONS

I, F. Quinn Stepan, certify that:

1.   I have reviewed this amended annual report on Form 10-K/A of Stepan
     Company;

2. Based on my knowledge, this annual report, as amended, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report, as amended; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, as amended, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report, as amended.


Date:   November 22, 2002                  /s/ F. Quinn Stepan
                                          --------------------------------------
                                                        F. Quinn Stepan
                                               Chairman, Chief Executive Officer

                                 CERTIFICATIONS

I, James E. Hurlbutt, certify that:

1.   I have reviewed this amended annual report on Form 10-K/A of Stepan
     Company;

2. Based on my knowledge, this annual report, as amended, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report, as amended; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, as amended, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report, as amended.


Date:   November 22, 2002              /s/ James E. Hurlbutt
                                      ------------------------------------------
                                                     James E. Hurlbutt
                                           Vice President & Corporate Controller

           SUPPLEMENTAL SCHEDULE TO CONSOLIDATED FINANCIAL STATEMENTS
                                 FOR YEARS ENDED
                        DECEMBER 31, 2001, 2000 AND 1999
                    AS REQUIRED TO COMPLY WITH REGULATION S-X

Schedule II - Allowance for Doubtful Accounts:

     Below is an analysis of the allowance for doubtful accounts for the three years ended December 31:

(In Thousands)                                   2001     2000     1999
                                                ------   ------   ------

Balance, Beginning of Year                      $3,154   $2,389   $2,263
   Provision/(Benefit) charged to income          (156)   1,281      222
   Accounts written off, net of recoveries        (726)    (516)     (96)
                                                ------   ------   ------
Balance, End of Year                            $2,272   $3,154   $2,389
                                                ======   ======   ======

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

(3)b      Copy of the Bylaws of the Company as through February 15, 1999. (Note
          14)

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

(4)r Copy of Revolving Credit Agreement, dated May 3, 2002, with Bank One, NA (as agent bank). (Note 17)

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

(16)      Letter regarding change in certifying accountant (Note 16)

(18) Letter re change in accounting principle for the year ended December 31, 1992. (Note 8)

(21)      Subsidiaries of Registrant at December 31, 2001.

(23)      Independent Auditors' Consent.

(24)      Power of Attorney.

(99.1) Certifications of Chief Executive Officer and Corporate Controller (Principal Accounting Officer)

(99.2) Copy of Note Purchase Agreement, dated September 1, 2002, with The Northwestern Mutual Life Insurance Company, Thrivent Financial for Lutherans, Connecticut General Life Insurance Company and MONY Life Insurance Company (Note 18)

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

16. Filed with the Company's Current Report on Form 8-K/A filed on May 16, 2002, and incorporated herein by reference.

17. Filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, and incorporated herein by reference.

18. Filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, and incorporated herein by reference.