Form 10-Q/A
period 2002-03-31
STEPAN CO
filed 2002-12-27
CIK 94049

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ______________________

                                   FORM 10-Q/A
                                 Amendment No. 1

(MARK ONE)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

[_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      FOR THE TRANSITION PERIOD FROM ______________ TO __________

                                     1-4462
                           ---------------------------
                             Commission File Number

                                 STEPAN COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                       36 1823834
------------------------------------                ----------------------------
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

                                                             Yes  X       No ___
                                                                 ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                             Outstanding at April 30, 2002
------------------------------------        ------------------------------------
    Common Stock, $1 par value                           8,859,003

                                Explanatory Note

This amendment to Form 10-Q is being filed to give effect to the restatement of Stepan Company's condensed consolidated financial statements for the quarters ended March 31, 2002 and 2001, and the year ended December 31, 2001, as discussed in Note 3 to the Condensed Consolidated Financial Statements.

Part I                       FINANCIAL INFORMATION

Item 1  -  Financial Statements

                                                    STEPAN COMPANY
                                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                         March 31, 2002 and December 31, 2001
(Dollars in thousands)                                Unaudited
ASSETS                                                                                       2002             2001
------
                                                                                         As Restated*     As Restated*
                                                                                         ------------     ------------
CURRENT ASSETS:
   Cash and cash equivalents                                                              $     2,735      $     4,224
   Receivables, net                                                                           109,383          103,190
   Inventories (Note 4)                                                                        54,797           59,330
   Deferred income taxes                                                                        8,696            8,810
   Other current assets                                                                         7,300            5,233
                                                                                          -----------      -----------
        Total current assets                                                                  182,911          180,787
                                                                                          -----------      -----------

PROPERTY, PLANT AND EQUIPMENT:
   Cost                                                                                       670,978          666,117
   Less: accumulated depreciation                                                            (464,333)        (454,684)
                                                                                          ------------     ------------
        Property, plant and equipment, net                                                    206,645          211,433
                                                                                          -----------      -----------

LONG TERM INVESTMENTS                                                                           7,090            7,674
                                                                                          -----------      -----------

GOODWILL, NET (Note 9)                                                                          6,058            6,100
                                                                                          -----------      -----------

OTHER INTANGIBLE ASSETS, NET (Note 9)                                                          12,910           13,293
                                                                                          -----------      -----------

OTHER NON-CURRENT ASSETS                                                                       20,949           19,468
                                                                                          -----------      -----------
               Total assets                                                               $   436,563      $   438,755
                                                                                          ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
   Current maturities of long-term debt                                                   $     9,840      $    10,745
   Accounts payable                                                                            55,186           62,410
   Accrued liabilities                                                                         32,511           35,004
                                                                                          -----------      -----------
        Total current liabilities                                                              97,537          108,159
                                                                                          -----------      -----------

DEFERRED INCOME TAXES                                                                          27,827           28,603
                                                                                          -----------      -----------

LONG-TERM DEBT, less current maturities                                                       117,180          109,588
                                                                                          -----------      -----------

DEFERRED COMPENSATION (Note 2)                                                                 17,557           16,653
                                                                                          -----------      -----------

OTHER NON-CURRENT LIABILITIES                                                                  21,239           21,401
                                                                                          -----------      -----------
STOCKHOLDERS' EQUITY:
   5-1/2% convertible preferred stock, cumulative, voting without par value;
      authorized 2,000,000 shares; issued 583,252 shares in 2002 and 2001                      14,581           14,581
   Common stock, $1 par value; authorized 30,000,000 shares;
      issued 9,690,559 shares in 2002 and 9,604,003 shares in 2001                              9,691            9,604
   Additional paid-in capital                                                                  18,010           16,531
   Accumulated other comprehensive loss (Note 7)                                              (16,992)         (15,870)
   Retained earnings (approximately $50,346 unrestricted in 2002 and $48,987 in 2001)         146,656          144,658
   Less: Treasury stock shares of 844,790 in 2002 and 782,232 shares in 2001, at cost         (16,723)         (15,153)
                                                                                          -----------      -----------
        Stockholders' equity                                                                  155,223          154,351
                                                                                          -----------      -----------
               Total liabilities and stockholders' equity                                 $   436,563      $   438,755
                                                                                          ===========      ===========

* See Note 3 for explanation of restatement.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

                                 STEPAN COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               For the Three Months Ended March 31, 2002 and 2001
                                    Unaudited

(In thousands, except per share amounts)                                   Three Months
                                                                          Ended March 31
                                                                 -----------------------------
                                                                     2002             2001
                                                                 As Restated*     As Restated*
                                                                 ------------     ------------
NET SALES                                                        $    181,156     $    176,857
Cost of Sales                                                         152,187          150,956
                                                                 ------------     ------------
Gross Profit                                                           28,969           25,901
                                                                 ------------     ------------

Operating Expenses:
   Marketing                                                            6,131            6,241
   Administrative                                                       9,403            6,115
   Research, development and technical services                         5,986            5,631
                                                                 ------------     ------------
                                                                       21,520           17,987
                                                                 ------------     ------------

Operating Income                                                        7,449            7,914

Other Income (Expense):
   Interest, net                                                       (1,791)          (1,905)
   Income from equity joint venture                                       488              127
                                                                 ------------     ------------
                                                                       (1,303)          (1,778)
                                                                 ------------     ------------

Income Before Income Taxes                                              6,146            6,136
Provision for Income Taxes                                              2,336            2,426
                                                                 ------------     ------------
NET INCOME                                                       $      3,810     $      3,710
                                                                 ============     ============

Net Income Per Common Share (Note 6):
   Basic                                                         $       0.41     $       0.40
                                                                 ============     ============
   Diluted                                                       $       0.39     $       0.38
                                                                 ============     ============

Shares Used to Compute Net Income Per Common Share (Note 6):
   Basic                                                                8,835            8,829
                                                                 ============     ============
   Diluted                                                              9,740            9,742
                                                                 ============     ============

Dividends per Common Share                                       $     0.1825     $     0.1750
                                                                 ============     ============

* See Note 3 for explanation of restatement.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

                                 STEPAN COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 2002 and 2001
                                    Unaudited

(In thousands)                                                                          2002             2001
                                                                                    As Restated*     As Restated*
                                                                                    ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                       $      3,810     $      3,710
   Depreciation and amortization                                                          10,251           10,099
   Deferred revenue                                                                         (115)            (126)
   Deferred income taxes                                                                    (699)            (988)
   Environmental and legal liabilities                                                      (113)             156
   Other non-cash items                                                                      605            1,677
   Changes in working capital:
      Receivables, net                                                                    (6,193)         (10,069)
      Inventories                                                                          4,533            7,157
      Accounts payable and accrued liabilities                                            (9,717)         (11,506)
      Other current assets                                                                (2,067)            (908)
                                                                                    ------------     ------------
      Net Cash Provided By (Used For) Operating Activities                                   295             (798)
                                                                                    ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Expenditures for property, plant and equipment                                         (6,490)          (5,184)
   Other non-current assets                                                                  257              763
                                                                                    ------------     ------------
      Net Cash Used For Investing Activities                                              (6,233)          (4,421)
                                                                                    ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Revolving debt and notes payable to banks, net                                         (3,200)           7,300
   Other debt borrowings                                                                   9,997            1,241
   Other debt repayments                                                                    (110)               -
   Purchase of treasury stock, net                                                        (1,570)            (810)
   Dividends paid                                                                         (1,812)          (1,746)
   Stock option exercises                                                                  1,566              762
   Other                                                                                       -               (1)
                                                                                    ------------     ------------
      Net Cash Provided By Financing Activities                                            4,871            6,746
                                                                                    ------------     ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                     (422)          (1,161)
                                                                                    ------------     ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      (1,489)             366
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                           4,224            3,536
                                                                                    ------------     ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $      2,735     $      3,902
                                                                                    ============     ============

CASH PAID DURING THE PERIOD FOR:
   Interest                                                                         $        800     $        726
                                                                                    ============     ============
   Income taxes                                                                     $       (345)    $        (52)
                                                                                    ============     ============

* See Note 3 for explanation of restatement.
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

                                 STEPAN COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002
                                    Unaudited

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The condensed consolidated financial statements included herein have been prepared by the Stepan Company (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate and make the information presented not misleading. In the opinion of management all normal recurring adjustments necessary to present fairly the condensed consolidated financial position of the Company as of March 31, 2002, and the condensed consolidated results of operations and cash flows for the three months then ended have been included.

2.   DEFERRED COMPENSATION

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

     The deferred compensation liability to the participants who elect deferral is recorded after the underlying compensation is earned, and recorded as expense. The purchase of Stepan common shares for the plans is recorded as a regular treasury stock purchase. The purchase of mutual funds is recorded as long term investments. Fluctuations in the value of these assets are recorded as adjustments to the deferred compensation liability and compensation costs included in administrative expense. The dividends, interest and capital gains from the mutual fund assets are recorded as investment income and included in "Other Income" as interest expense, net of investment income. Unrealized gains and losses resulting from market fluctuations of the mutual funds are recorded as other comprehensive income or expense in stockholders' equity.

3.   RESTATEMENT

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

     As a result, the condensed consolidated financial statements for the quarters ended March 31, 2002 and 2001, and the year ended December 31, 2001, have been restated from the amounts previously reported to give effect to the correction of this accounting error. A summary of the significant effects of the restatement is as follows:

     As of March 31, 2002:

     (Dollars in thousands)                                            As
                                                                   Previously
                                                                    Reported       Adjustments     As Restated
                                                                    --------       -----------     -----------
     Assets
        Deferred income taxes                                    $    10,570      $   (1,874)      $     8,696
        Long term investments                                              -           7,090             7,090

     Liabilities
        Deferred income taxes                                    $    34,734      $   (6,907)      $    27,827
        Deferred compensation - current and long-term                      -          18,519            18,519

     Stockholders' Equity
        Additional paid-in capital                               $    18,375      $     (365)      $    18,010
        Accumulated other comprehensive loss                         (15,971)         (1,021)          (16,992)
        Retained earnings                                            144,796           1,860           146,656
        Treasury stock                                                (9,853)         (6,870)          (16,723)

         As of December 31, 2001:

        (Dollars in thousands)                                           As
                                                                     Previously
                                                                      Reported       Adjustments      As Restated
                                                                      --------       -----------      -----------
        Assets
           Deferred income taxes                                    $    10,684      $   (1,874)      $     8,810
           Long term investments                                              -           7,674             7,674

        Liabilities
           Deferred income taxes                                    $    35,040      $   (6,437)      $    28,603
           Deferred compensation - current and long-term                      -          17,615            17,615

        Stockholders' Equity
           Additional paid-in capital                               $    16,893      $     (362)      $    16,531
           Accumulated other comprehensive loss                         (14,800)         (1,070)          (15,870)
           Retained earnings                                            142,110           2,548           144,658
           Treasury stock                                                (8,659)         (6,494)          (15,153)



For the three months ended March 31, 2002 and March 31, 2001:

                                              Three Months Ended                           Three Months Ended
                                                March 31, 2002                               March 31, 2001
                                    ----------------------------------------    ------------------------------------------
(Dollars in thousands, except           As                                           As
per share amounts)                  Previously                       As          Previously                       As
                                     Reported     Adjustments     Restated        Reported     Adjustments     Restated
                                     --------     -----------     --------        --------     -----------     --------
Net income                           $   4,577    $    (767)      $  3,810       $   3,628     $      82      $   3,710

Earnings per share:
   Basic                             $    0.47    $   (0.06)      $   0.41       $    0.37     $    0.03      $    0.40
   Diluted                                0.45        (0.06)          0.39            0.36          0.02           0.38

Shares used to compute net
income per common share:
   Basic                                 9,250         (415)         8,835           9,241          (412)         8,829
   Diluted                              10,153         (413)         9,740          10,154          (412)         9,742

Other comprehensive income (loss)    $  (1,171)   $      49       $ (1,122)      $  (1,511)    $    (406)     $  (1,917)

4.    INVENTORIES

      Inventories include the following amounts:

        (Dollars in thousands)                           March 31, 2002   December 31, 2001
                                                         --------------   -----------------
        Inventories valued primarily on LIFO basis -
           Finished products                              $     34,207        $    33,932
           Raw materials                                        20,590             25,398
                                                          ------------        -----------
        Total inventories                                 $     54,797        $    59,330
                                                          ============        ===========

      If the first-in, first-out (FIFO) inventory valuation method had been used for all inventories, inventory balances would have been approximately $6.5 million and $7.5 million higher than reported at March 31, 2002, and December 31, 2001, respectively.

5.    CONTINGENCIES

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

      Maywood, New Jersey, Site

      The Company's site in Maywood, New Jersey and property formerly owned by the Company adjacent to its current site, were listed on the National Priorities List in September 1993 pursuant to the provisions of the CERCLA because of certain alleged chemical contamination. Pursuant to an Administrative Order on Consent entered into between the United States Environmental Protection Agency (USEPA) and the Company for property formerly owned by the Company, and the issuance of an order by USEPA to the Company for property currently owned by the Company, the Company completed a Remedial Investigation Feasibility Study (RI/FS) in 1994. The Company submitted the Draft Final FS for Soil and Source Areas (Operable Unit 1) in September 2002. In addition, the Company has also submitted additional information regarding the remediation, most recently in October 2002. Discussions between USEPA and the Company are continuing. The Company is awaiting the issuance of a Record of Decision (ROD) from USEPA relating to the currently owned and formerly owned Company property and the proposed remediation. The final ROD will be issued sometime after the public comment period.

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

      Ewan and D'Imperio Site

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

6.   EARNINGS PER SHARE

     Below is the computation of basic and diluted earnings per share for the three months ended March 31, 2002 and 2001.

     (In thousands, except per share amounts)                          Three Months
                                                                      Ended March 31
                                                                  ----------------------
                                                                    2002          2001
                                                                    ----          ----
     Computation of Basic Earnings per Share
     ---------------------------------------
     Net income                                                   $ 3,810        $ 3,710
     Deduct dividends on preferred stock                              200            201
                                                                  -------        -------
     Income applicable to common stock                            $ 3,610        $ 3,509
                                                                  =======        =======

     Weighted-average number of shares outstanding                  8,835          8,829

     Basic earnings per share                                     $  0.41        $  0.40
                                                                  =======        =======

     Computation of Diluted Earnings per Share
     -----------------------------------------
     Net income                                                   $ 3,810        $ 3,710

     Weighted-average number of shares outstanding                  8,835          8,829
     Add net shares issuable from assumed exercise of options
        (under treasury stock method)                                 239            247
     Add weighted-average shares issuable from assumed
     conversion of convertible preferred stock                        666            666
                                                                  -------        -------
     Shares applicable to diluted earnings                          9,740          9,742
                                                                  =======        =======

     Diluted earnings per share                                   $  0.39        $  0.38
                                                                  =======        =======

7.   COMPREHENSIVE INCOME

     Comprehensive income includes net income and all other non-owner changes in equity that are not reported in net income. Below is the Company's comprehensive income for the three months ended March 31, 2002 and 2001.

        (Dollars in thousands)                                   Three Months Ended
                                                                     March 31
                                                          ------------------------------
                                                              2002                2001
                                                              ----                ----
        Net income                                         $   3,810           $   3,710
        Other comprehensive loss:
           Foreign currency translation adjustments           (1,171)             (1,511)
           Unrealized gain (loss) on securities                   49                (406)
                                                           ---------           ---------
        Comprehensive income                               $   2,688           $   1,793
                                                           =========           =========

     At March 31, 2002, the total accumulated other comprehensive loss of $16,992,000 was comprised of $14,987,000 of foreign currency translation adjustments, $1,021,000 of unrealized losses on securities and $984,000 of minimum pension liability adjustments. At December 31, 2001, the total accumulated other comprehensive loss of $15,870,000 included $13,816,000 of foreign currency translation adjustments, $1,070,000 of unrealized losses on securities and $984,000 of minimum pension liability adjustments.

8.   SEGMENT REPORTING

     The Company has three reportable segments: surfactants, polymers and specialty products. There is no intersegment revenue and all intercompany transactions are eliminated from segments' revenue. Financial results of the Company's operating segments for the quarters ended March 31, 2002 and 2001, are summarized below:

     (Dollars in thousands)                                                   Specialty   Segment
                                                     Surfactants  Polymers    Products     Totals
                                                     -----------  --------    --------    --------
     For the quarter ended March 31, 2002
     ------------------------------------
     Net Sales                                         $146,816     $28,867     $5,473    $181,156
     Operating income                                    12,289       4,153      1,112      17,554

     For the quarter ended March 31, 2001
     ------------------------------------
     Net Sales                                         $140,378     $30,833     $5,646    $176,857
     Operating income                                     9,916       3,922        980      14,818

     Below are reconciliations of segment operating income to consolidated income before income taxes:

     (Dollars in thousands)                                      Three Months Ended March 31
                                                              --------------------------------
                                                                  2002                 2001
                                                                  ----                 ----
     Operating income segment totals                           $  17,554            $  14,818
     Unallocated corporate expenses /(a)/                        (10,105)              (6,904)
     Interest expense                                             (1,791)              (1,905)
     Equity in earnings of joint venture                             488                  127
                                                               ---------            ---------
           Consolidated income before income taxes             $   6,146            $   6,136
                                                               =========            =========

     (a) Includes corporate administrative and corporate manufacturing expenses, which are not included in segment operating income and not used to evaluate segment performance.

9.   GOODWILL AND OTHER INTANGIBLE ASSETS

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

                                                                   Three Months Ended March 31
                                                               ---------------------------------
     (In thousands, except per share data)                          2002                 2001
                                                                    ----                 ----
     Reported net income                                         $   3,810             $  3,710
     Goodwill amortization                                               -                  111
                                                                 ---------             --------
        Adjusted net income                                      $   3,810             $  3,821
                                                                 =========             ========

     Basic earnings per share:
         Reported basic earnings per share                       $    0.41             $   0.40
         Goodwill amortization                                           -                 0.01
                                                                 ---------             --------
            Adjusted basic earnings per share                    $    0.41             $   0.41
                                                                 =========             ========

     Diluted earnings per share:
         Reported diluted earnings per share                     $    0.39             $   0.38
         Goodwill amortization                                           -                 0.01
                                                                 ---------             --------
            Adjusted diluted earnings per share                  $    0.39             $   0.39
                                                                 =========             ========

     The Company's net carrying values of goodwill were $6,058,000 and $6,100,000 as of March 31, 2002 and December 31, 2001, respectively. The entire amount of goodwill relates to the surfactants' reporting unit.

     SFAS No. 142 required the Company to complete a transition goodwill impairment test by comparing the fair value of the reporting unit with its net carrying value, including goodwill. The Company completed this test in the second quarter of 2002 and the results of that test indicated that goodwill was not impaired at January 1, 2002.

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

     (In thousands)                                        Gross Carrying
                                                              Amount                  Accumulated Amortization
                                                 ---------------------------------- -----------------------------
                                                    March 31,        December 31,     March 31,     December 31,
                                                      2002               2001           2002           2001
                                                      ----               ----           ----           ----
     Amortized Intangible Assets:
        Patents                                    $    2,000        $    2,000      $      500    $      466
        Trademarks, customer lists, know-how           17,095            17,095           5,685         5,386
        Non-compete Agreements                          1,000             1,000           1,000           950
                                                   ----------        ----------      ----------    ----------
     Total                                         $   20,095        $   20,095      $    7,185    $    6,802
                                                   ==========        ==========      ==========    ==========

     Aggregate amortization expenses for the quarters ended March 31, 2002 and March 31, 2001, were $383,000 and $402,000, respectively. Estimated amortization expense for identifiable intangibles assets, other than goodwill, for each of the succeeding fiscal years are as follows:

                    (In thousands)

                    For year ending 12/31/03        $1,330
                    For year ending 12/31/04        $1,330
                    For year ending 12/31/05        $1,330
                    For year ending 12/31/06        $1,330
                    For year ending 12/31/07        $1,086

10.  RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations," effective for fiscal years beginning after December 15, 2001. It requires the use of the purchase method of accounting for all transactions initiated after June 30, 2001. The Company applied the provisions of SFAS No. 141 to the September 2001 acquisition of Manro Performance Chemicals Limited. No acquisitions took place during the first three months of 2002.

     In April 2001, the EITF released Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." Issue No. 00-25 provides guidance regarding the reporting of consideration given by a vendor to a reseller of the vendor's products. This issue requires certain considerations from vendor to a reseller of the vendor's products be viewed: (a) as a reduction of the selling prices of the vendor's products and, therefore, be recorded as a reduction of revenue when recognized in the vendor's income statement, or (b) as a cost incurred by the vendor for assets or services received from the reseller and, therefore, be recorded as a cost or an expense when recognized in the vendor's income statement. Issue No. 00-25 is effective for fiscal years beginning after December 15, 2001. The Company's accounting policies are currently consistent with the guidance provided in this issue. Therefore, the adoption of Issue No.00-25 did not have an impact on the Company's financial position or results of operations.

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

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 was effective January 1, 2002. Adoption of this standard did not have an impact on the Company's financial position or results of operations.

11.  NEW CREDIT AND BANK TERM LOANS

     During March 2002, the Company's Stepan Europe subsidiary completed an $11.7 million (denominated in euros) bank term loan as long-term financing for a portion of the Manro acquisition. This loan will mature in seven years and bears interest at rates set quarterly, based on 90-day EURIBOR plus 1.825 percent . The U.S. parent company does not guaranty this loan.

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

12.  RECLASSIFICATIONS

     Certain amounts in the 2001 financial statements have been reclassified to conform to the 2002 presentation.

Item 2 - Management's Discussion and Analysis of Financial Conditions and Results of Operations

As discussed in Note 3 to the unaudited condensed consolidated financial statements, the Company has restated its financial statements for the three months periods ended March 31, 2002 and March 31, 2001, and for the year ended December 31, 2001. The accompanying Management's Discussion and Analysis gives effect to the restatement.

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

Deferred Compensation

The Company maintains deferred compensation plans. These plans allow management to defer receipt of their bonuses and directors to defer receipt of director fees until retirement or departure from the Company. The plans allow the participant to choose to invest in either Stepan common stock or a limited variety of mutual funds. These assets are owned by the Company and subject to the claims of general creditors of the Company. Beginning in 2002, these plans are accounted for under the requirements of the consensus reached by the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") in issue No. 97-14, "Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested". As described in
Note 3, prior period financial statements have been restated to correctly present the accounting for the Company's deferred compensation plans in accordance with EITF No. 97-14. A description of the Company's deferred compensation accounting policy follows:

The deferred compensation liability to the participants who elect deferral is recorded after the underlying compensation is earned, and recorded as expense. The purchase of Stepan common shares for the plans is recorded as a regular treasury stock purchase. The purchase of mutual funds is recorded as long term investments. Fluctuations in the value of these assets are recorded as adjustments to the deferred compensation liability and compensation costs included in administrative expense. The dividends, interest and capital gains from the mutual fund assets are recorded as investment income and included in "Other Income" as interest expense, net of investment income. Unrealized gains and losses resulting from market fluctuations of the mutual funds are recorded as other comprehensive income or expense in stockholders' equity.

LIQUIDITY AND CAPITAL RESOURCES

Net cash from operating activities for the first three months of 2002 totaled $0.3 million, an increase of $1.1 million compared to last year's first quarter cash use of $0.8 million. For the current year quarter, working capital consumed $13.4 million compared to a use of $15.3 million for the same quarter in 2001, reflecting typical seasonality for both years. Working capital changes for the current year quarter include: accounts receivable up by $6.2 million, inventories down by $4.5 million, accounts payable and accrued liabilities down by $9.7 million and other current assets up by $2.1 million.

Capital spending totaled $6.5 million for the first quarter of 2002 compared to $5.2 million for the same quarter in 2001.

Consolidated debt increased by $6.7 million during the first three months of 2002, from $120.3 million to $127.0 million. As of March 31, 2002, the ratio of long-term debt to long-term debt plus shareholders' equity was 43.0 percent compared to 41.5 percent at December 31, 2001.

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

The Company's foreign subsidiaries maintain committed and uncommitted bank lines of credit in their respective countries to meet working capital requirements as well as to fund capital expenditure programs and acquisitions. During March 2002, the Company's Stepan Europe subsidiary completed an $11.7 million (denominated in euros) bank term loan as long-term financing for a portion of the Manro acquisition. This loan will mature in 7 years and bears interest at rates set quarterly, based on 90-day EURIBOR. The U.S. parent does not guaranty this loan.

The Company anticipates that cash from operations and from committed credit facilities will be sufficient to fund anticipated capital expenditures, dividends and other planned financial commitments for the foreseeable future. Any substantial acquisitions would require additional funding.

There have been no material changes in the Company's market risks since December 31, 2001.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2002 and 2001

Net income for the quarter ended March 31, 2002, was $3.8 million, or $0.39 per diluted share, up three percent from $3.7 million, or $0.38 per diluted share, reported for the same quarter a year ago. Net sales increased two percent to $181.2 million in the first quarter of 2002 from $176.9 million reported for the first quarter of 2001. Net sales by segment were:

          (Dollars in thousands)                  Three Months
                                                 Ended March 31
                                     ----------------------------------------
                                           2002         2001       % Change
                                           ----         ----       --------
          Net Sales:
              Surfactants              $ 146,816     $140,378         +5
              Polymers                    28,867       30,833         -6
              Specialty Products           5,473        5,646         -3
                                       ---------     --------
                   Total               $ 181,156     $176,857         +2
                                       =========     ========

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

Operating expenses increased $3.5 million, or 20 percent, from $18.0 million in the first quarter of 2001 to $21.5 million in the same period of 2002. Administrative expenses rose $3.3 million, or 54 percent, between quarters. The $1.4 million increase in deferred compensation expense coupled with $1.9 million of expense related to the implementation of an enterprise resource planning system contributed to the higher domestic expense. The increase also reflected $0.4 million of expense for Stepan U.K., which was first consolidated in the fourth quarter of 2001, and higher general legal expenses of $0.2 million. Salaries and related payroll costs fell $0.7 million from quarter to quarter. Research and development expenses increased six percent from $5.6 million in the first quarter of 2001 to $6.0 million in the first quarter of 2002. Higher payroll expenses caused the increase. Marketing expenses declined two percent between years.

Interest expense decreased six percent from year to year due to lower overall borrowing rates, partially offset by higher average debt levels.

Income from the Philippines equity joint venture increased to $0.5 million in 2002 from $0.1 million a year ago. Higher sales volume and a more favorable sales mix led to the improvement.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued SFAS No. 141, "Business Combinations," effective for fiscal years beginning after December 15, 2001. It requires the use of the purchase method of accounting for all transactions initiated after June 30, 2001. The Company applied the provisions of SFAS No. 141 to the September 2001 acquisition of Manro Performance Chemicals Limited. No acquisitions took place during the first three months of 2002.

In April 2001, the EITF released Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." Issue No. 00-25 provides guidance regarding the reporting of consideration given by a vendor to a reseller of the vendor's products. This issue requires certain considerations from vendor to a reseller of the vendor's products be viewed: (a) as a reduction of the selling prices of the vendor's products and, therefore, be recorded as a reduction of revenue when recognized in the vendor's income statement, or (b) as a cost incurred by the vendor for assets or services received from the reseller and, therefore, be recorded as a cost or an expense when recognized in the vendor's income statement. Issue No. 00-25 is effective for fiscal years beginning after December 15, 2001. The Company's accounting policies were consistent with the guidance provided in this issue. Therefore, the adoption of Issue No.00-25 did not have an impact on the Company's financial position or results of operations.

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

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 was effective January 1, 2002. Adoption of this standard did not have an impact on the Company's financial position or results of operations.

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

Part II                      OTHER INFORMATION

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



Item 6 - Exhibits and Reports on Form 8-K

(a)    Exhibit (4)R - Revolving Credit Agreement dated as of May 3, 2002

       Exhibit 99.1 - Certification pursuant to 18 U.S.C. Section 1350, as
                      Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002



(b)    Reports on Form 8-K

       Form 8-K regarding "Changes in Registrant's Certifying Accountant" has been filed on April 30, 2002

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    STEPAN COMPANY



                                    /s/ James E. Hurlbutt

                                    James E. Hurlbutt
                                    Vice President  & Corporate Controller

Date:  December 23, 2002

                                 CERTIFICATIONS

I, F. Quinn Stepan, certify that:

1.     I have reviewed this quarterly report on Form 10-Q/A of Stepan Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

       Date: December 23, 2002            /s/ F. Quinn Stepan
                                          --------------------------------------
                                                     F. Quinn Stepan
                                             Chairman, Chief Executive Officer

                                 CERTIFICATIONS

I, James E. Hurlbutt, certify that:

1.     I have reviewed this quarterly report on Form 10-QA of Stepan Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

       Date: December 23, 2002            /s/ James E. Hurlbutt
                                          --------------------------------------
                                                     James E. Hurlbutt
                                           Vice President & Corporate Controller