Form 10-Q/A
period 2002-06-30
STEPAN CO
filed 2002-12-27
CIK 94049

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ---------------------

                                   FORM 10-Q/A
                                 Amendment No. 1

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

                                 STEPAN COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                    36 1823834
---------------------------------------      -----------------------------------
 (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                  Identification Number)


               Edens and Winnetka Road, Northfield, Illinois 60093
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number                            (847) 446-7500
                                                  ------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                         Yes  X       No
                                                             ----         -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                               Outstanding at July 31, 2002
------------------------------              ------------------------------------
  Common Stock, $1 par value                        8,862,425 Shares

                                Explanatory Note

This amendment to Form 10-Q is being filed to give effect to the restatement of Stepan Company's condensed consolidated financial statements for the quarters and six months ended June 30, 2002 and 2001, and the year ended December 31, 2001, as discussed in Note 3 to the Condensed Consolidated Financial Statements.

Part I                        FINANCIAL INFORMATION
Item 1  -  Financial Statements

                                 STEPAN COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       June 30, 2002 and December 31, 2001
(Dollars in thousands)            Unaudited

                                                                                                   2002              2001
                                                                                               As Restated*      As Restated*
                                                                                               ------------      ------------
ASSETS
------

CURRENT ASSETS:
   Cash and cash equivalents                                                                   $      3,073      $      4,224
   Receivables, net                                                                                 118,432           103,190
   Inventories (Note 4)                                                                              61,956            59,330
   Deferred income taxes                                                                              8,479             8,810
   Other current assets                                                                               7,206             5,233
                                                                                               ------------      ------------
        Total current assets                                                                        199,146           180,787
                                                                                               ------------      ------------

PROPERTY, PLANT AND EQUIPMENT:
   Cost                                                                                             682,655           666,117
   Less: accumulated depreciation                                                                  (476,395)         (454,684)
                                                                                               ------------      ------------
        Property, plant and equipment, net                                                          206,260           211,433
                                                                                               ------------      ------------

LONG TERM INVESTMENTS                                                                                 6,776             7,674
                                                                                               ------------      ------------

GOODWILL, NET (Note 9)                                                                                6,187             6,100
                                                                                               ------------      ------------

OTHER INTANGIBLE ASSETS, NET (Note 9)                                                                12,578            13,293
                                                                                               ------------      ------------

OTHER NON-CURRENT ASSETS                                                                             22,013            19,468
                                                                                               ------------      ------------
               Total assets                                                                    $    452,960      $    438,755
                                                                                               ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
   Current maturities of long-term debt                                                        $      9,644      $     10,745
   Accounts payable                                                                                  63,529            62,410
   Accrued liabilities                                                                               32,198            35,004
                                                                                               ------------      ------------
        Total current liabilities                                                                   105,371           108,159
                                                                                               ------------      ------------

DEFERRED INCOME TAXES                                                                                30,345            28,603
                                                                                               ------------      ------------

LONG-TERM DEBT, less current maturities                                                             115,571           109,588
                                                                                               ------------      ------------

DEFERRED COMPENSATION (Note 2)                                                                       17,899            16,653
                                                                                               ------------      ------------

OTHER NON-CURRENT LIABILITIES                                                                        21,089            21,401
                                                                                               ------------      ------------

STOCKHOLDERS' EQUITY:
   5-1/2% convertible preferred stock, cumulative, voting without par value;
       authorized 2,000,000 shares; issued 583,012 shares in 2002 and
       583,252 shares in 2001                                                                        14,575            14,581
   Common stock, $1 par value; authorized 30,000,000 shares;
      issued 9,718,709 shares in 2002 and 9,604,003 shares in 2001                                    9,719             9,604
   Additional paid-in capital                                                                        18,515            16,531
   Accumulated other comprehensive loss (Note 7)                                                    (16,145)          (15,870)
   Retained earnings (approximately $34,750 unrestricted in 2002 and $48,987 in 2001)               153,053           144,658
   Less: Treasury stock shares of 856,284 in 2002 and 782,232 shares in 2001, at cost               (17,032)          (15,153)
                                                                                               ------------      ------------
         Stockholders' equity                                                                       162,685          154,351
                                                                                               ------------      ------------
               Total liabilities and stockholders' equity                                      $    452,960      $   438,755
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

                                 STEPAN COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
            For the Three and Six Months Ended June 30, 2002 and 2001
                                    Unaudited

                                                      Three Months Ended              Six Months Ended
(In thousands, except per share amounts)                    June 30                        June 30
                                                  ----------------------------    ----------------------------
                                                     2002             2001            2002            2001
                                                                  As Restated*                    As Restated*
                                                                  ------------                    ------------
NET SALES                                         $    188,795    $    182,767    $    369,951    $    359,624
Cost of Sales                                          153,562         153,066         305,749         304,022
                                                  ------------    ------------    ------------    ------------
Gross Profit                                            35,233          29,701          64,202          55,602
                                                  ------------    ------------    ------------    ------------

Operating Expenses:
   Marketing                                             6,746           6,005          12,877          12,246
   Administrative                                        9,166           7,821          18,569          13,936
   Research, development and technical services          5,986           5,793          11,972          11,424
                                                  ------------    ------------    ------------    ------------
                                                        21,898          19,619          43,418          37,606
                                                  ------------    ------------    ------------    ------------

Operating Income                                        13,335          10,082          20,784          17,996

Other Income (Expense):
   Interest, net                                        (1,707)         (1,757)         (3,498)         (3,662)
   Income from equity joint venture                      1,166             493           1,654             620
                                                  ------------    ------------    ------------    ------------
                                                          (541)         (1,264)         (1,844)         (3,042)
                                                  ------------    ------------    ------------    ------------

Income Before Income Taxes                              12,794           8,818          18,940          14,954
Provision for Income Taxes                               4,577           3,391           6,913           5,817
                                                  ------------    ------------    ------------    ------------
NET INCOME                                        $      8,217    $      5,427    $     12,027    $      9,137
                                                  ============    ============    ============    ============


Net Income Per Common Share (Note 6):
      Basic                                       $       0.91    $       0.59    $       1.31    $       0.99
                                                  ============    ============    ============    ============
      Diluted                                     $       0.84    $       0.56    $       1.23    $       0.94
                                                  ============    ============    ============    ============

Shares Used to Compute Net Income Per
Common Share (Note 6):
     Basic                                               8,859           8,850           8,847           8,839
                                                  ============    ============    ============    ============
     Diluted                                             9,803           9,746           9,772           9,743
                                                  ============    ============    ============    ============

Dividends per Common Share                        $     0.1825    $     0.1750    $     0.3650    $     0.3500
                                                  ============    ============    ============    ============

* See Note 3 for explanation of restatement.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

                                 STEPAN COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 2002 and 2001
                                    Unaudited

(Dollars in thousands)                                                                                  2002            2001
                                                                                                    As Restated*    As Restated*
                                                                                                    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                                       $     12,027    $      9,137
   Depreciation and amortization                                                                          20,505          19,791
   Deferred revenue                                                                                         (229)           (241)
   Deferred income taxes                                                                                   2,150            (334)
   Environmental and legal liabilities                                                                      (240)            930
   Other non-cash items                                                                                      727           2,465
   Changes in working capital:
      Receivables, net                                                                                   (15,242)        (11,355)
      Inventories                                                                                         (2,626)          2,805
      Accounts payable and accrued liabilities                                                            (1,687)        (10,376)
      Other current assets                                                                                (1,973)           (804)
                                                                                                    ------------    ------------
         Net Cash Provided by Operating Activities                                                        13,412          12,018
                                                                                                    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Expenditures for property, plant and equipment                                                        (14,695)        (17,180)
   Other non-current assets                                                                                  (19)           (666)
                                                                                                    ------------    ------------
       Net Cash Used for Investing Activities                                                            (14,714)        (17,846)
                                                                                                    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Revolving debt and notes payable to banks, net                                                            500          16,300
   Other debt borrowings                                                                                  11,719             601
   Other debt repayments                                                                                  (7,337)         (7,255)
   Purchase of treasury stock, net                                                                        (1,879)         (3,001)
   Dividends paid                                                                                         (3,632)         (3,497)
   Stock option exercises                                                                                  2,095           2,751
   Other                                                                                                    (147)             (4)
                                                                                                    ------------    ------------
       Net Cash Provided by Financing Activities                                                           1,319           5,895
                                                                                                    ------------    ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                                   (1,168)           (741)
                                                                                                    ------------    ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                                 (1,151)           (674)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                           4,224           3,536
                                                                                                    ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                          $      3,073    $      2,862
                                                                                                    ============    ============

CASH PAID DURING THE PERIOD FOR:
   Interest                                                                                         $      3,890    $      4,016
                                                                                                    ============    ============
   Income taxes                                                                                     $      3,655    $      5,229
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

                                 STEPAN COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002
                                    Unaudited

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The condensed consolidated financial statements included herein have been prepared by the Stepan Company (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate and make the information presented not misleading. In the opinion of management all normal recurring adjustments necessary to present fairly the condensed consolidated financial position of the Company as of June 30, 2002, and the condensed consolidated results of operations for the three and six months then ended and cash flows for the six months then ended have been included.

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

3.   RESTATEMENT

     Subsequent to the issuance of its financial statements for the three month period ended March 31, 2002, management of the Company determined that the accounting treatment that had previously been afforded to the deferred compensation arrangements entered into with its managers and directors was not in accordance with the requirements of the consensus reached by the EITF of the FASB in issue No. 97-14, "Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested". This consensus requires that assets and liabilities of the deferred compensation plan be presented separately on the balance sheet; that fluctuations in asset values should result in compensation expense or income; and that, based on the categories of assets underlying the plan, investment income and expense should be recorded in the income statement and unrealized market appreciation should be reported as a component of other comprehensive income and included in stockholders' equity. Historically, the Company had recorded the assets and liabilities related to the plans on a net basis when the awards were made and did not recognize changes in asset value in income.

     In addition, subsequent to the issuance of it's financial statements for the periods ended June 30, 2002, the company determined that it had not recorded approximately $3,429,000 in deferred income taxes related to the deferred compensation plan.

     As a result, the condensed consolidated financial statements for the three and six months ended June 30, 2002 and 2001, and the year ended December 31, 2001, have been restated from the amounts previously reported. A summary of the significant effects of the restatement is as follows:

     As of June 30, 2002:

     (Dollars in thousands)               As
                                      Previously
                                       Reported     Adjustments     As Restated
                                      ----------    -----------     -----------
     Assets
        Deferred income taxes          $  10,353      $ (1,874)      $   8,479

     Liabilities
        Deferred income taxes          $  35,648      $ (5,303)      $  30,345

     Stockholders' Equity
        Retained earnings              $ 149,624      $  3,429       $ 153,053

As of December 31, 2001:

        (Dollars in thousands)                                                 As
                                                                           Previously
                                                                            Reported       Adjustments      As Restated
                                                                          -----------      -----------      -----------
        Assets
           Deferred income taxes                                          $    10,684      $   (1,874)      $     8,810
           Long term investments                                                    -           7,674             7,674

        Liabilities
           Deferred income taxes                                          $    35,040      $   (6,437)      $    28,603
           Deferred compensation  - current and long-term                           -          17,615            17,615

        Stockholders' Equity
           Additional paid-in capital                                     $    16,893      $     (362)      $    16,531
           Accumulated other comprehensive loss                               (14,800)         (1,070)          (15,870)
           Retained earnings                                                  142,110           2,548           144,658
           Treasury stock                                                      (8,659)         (6,494)          (15,153)



For the three and six month periods ended June 30, 2001:

                                     Three Months Ended June 30, 2001              Six Months Ended June 30, 2001
                                  --------------------------------------       ----------------------------------------
(In thousands, except per share       As                                           As
amounts)                          Previously                       As          Previously                        As
                                   Reported     Adjustments     Restated        Reported     Adjustments      Restated
                                  ----------    -----------     --------       ----------    -----------      ---------
Net income                         $   6,173    $      (746)    $  5,427       $    9,801    $      (664)     $   9,137

Earnings per share:
   Basic                           $    0.65    $     (0.06)    $   0.59       $     1.02    $     (0.03)     $    0.99
   Diluted                              0.61          (0.05)        0.56             0.97          (0.03)          0.94

Shares used to compute net income per common share:

   Basic                               9,264           (414)       8,850            9,253           (414)         8,839
   Diluted                            10,160           (414)       9,746           10,157           (414)         9,743

Other comprehensive income
(loss)                             $     505    $       263     $    768       $   (1,006)   $      (143)     $  (1,149)

4.       INVENTORIES

         Inventories consist of following amounts:

                (Dollars in thousands)                                        June 30, 2002          December 31, 2001
                                                                              -------------          -----------------
                Inventories valued primarily on LIFO basis -
                   Finished products                                          $      40,491          $          33,932
                   Raw materials                                                     21,465                     25,398
                                                                              -------------          ---------==------
                Total inventories                                             $      61,956          $          59,330
                                                                              =============          =================

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

6.   EARNINGS PER SHARE

     Below is the computation of basic and diluted earnings per share for the three and six months ended June 30, 2002 and 2001.

        (In thousands, except per share amounts)         Three Months Ended       Six Months Ended
                                                             June 30                  June 30
                                                        --------------------    --------------------
                                                          2002        2001        2002        2001
                                                        --------    --------    --------    --------
        Computation of Basic Earnings per Share
        ---------------------------------------

        Net income                                      $  8,217    $  5,427    $ 12,027    $  9,137

        Deduct dividends on preferred stock                 (200)       (200)       (402)       (401)
                                                        --------    --------    --------    --------
        Income applicable to common stock               $  8,017    $  5,227    $ 11,625    $  8,736
                                                        ========    ========    ========    ========

        Weighted-average number of common
           shares outstanding                              8,859       8,850       8,847       8,839

        Basic earnings per share                        $   0.91    $   0.59    $   1.31    $   0.99
                                                        ========    ========    ========    ========

        Computation of Diluted Earnings per Share
        -----------------------------------------

        Net income                                      $  8,217    $  5,427    $ 12,027    $  9,137

        Weighted-average number of common
           shares outstanding                              8,859       8,850       8,847       8,839
        Add net shares issuable from assumed exercise
          of options (under treasury stock method)           278         230         259         238
        Add weighted-average shares issuable from
          assumed conversion of convertible preferred
          stock                                              666         666         666         666
                                                        --------    --------    --------    --------
        Shares applicable to diluted earnings              9,803       9,746       9,772       9,743
                                                        ========    ========    ========    ========

        Diluted earnings per share                      $   0.84    $   0.56    $   1.23    $   0.94
                                                        ========    ========    ========    ========

7.   COMPREHENSIVE INCOME

     Comprehensive income includes net income and all other non-owner changes in equity that are not reported in net income. Below is the Company's comprehensive income for the three and six months ended June 30, 2002 and 2001.

        (Dollars in thousands)                           Three Months Ended       Six Months Ended
                                                              June 30                 June 30
                                                        --------------------    --------------------
                                                          2002        2001        2002        2001
                                                        --------    --------    --------    --------
        Net income                                      $  8,217    $  5,427    $ 12,027    $  9,137
        Other comprehensive income/(loss):
             Foreign currency translation adjustments      1,156         505         (15)     (1,006)
             Unrealized gain/(loss) on securities           (309)        263        (260)       (143)
                                                        --------    --------    --------    --------
        Comprehensive income                            $  9,064    $  6,195    $ 11,752    $  7,988
                                                        ========    ========    ========    ========

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

8.   SEGMENT REPORTING

     The Company has three reportable segments: surfactants, polymers and specialty products. There is no intersegment revenue and all intercompany transactions are eliminated from segments' revenue. Financial results of the Company's operating segments for the three and six months ended June 30, 2002 and 2001, are summarized below:

     (Dollars in thousands)                                              Specialty      Segment
                                             Surfactants    Polymers      Products       Totals
                                             -----------    --------      --------       ------
     For the quarter ended June 30, 2002
     Net sales                                 $150,880      $31,183      $ 6,732       $188,795
     Operating income                            14,690        4,241        3,208         22,139

     For the quarter ended June 30, 2001
     Net sales                                 $140,408      $35,904      $ 6,455       $182,767
     Operating income                            10,435        5,770        2,203         18,408

     For the six months ended June 30, 2002
     Net sales                                 $297,696      $60,050      $12,205       $369,951
     Operating income                            26,979        8,394        4,320         39,693

     For the six months ended June 30, 2001
     Net sales                                 $280,786      $66,737      $12,101       $359,624
     Operating income                            20,351        9,692        3,183         33,226

     Below are reconciliations of segment operating income to consolidated income before income taxes:

                                                     Three Months Ended        Six Months Ended
                                                          June 30                  June 30
                                                     ------------------      ---------------------
                                                       2002       2001         2002         2001
                                                     -------    -------      -------      --------
     Operating income segment totals                 $22,139    $18,408      $39,693      $ 33,226
     Unallocated corporate expenses/(a)/              (8,804)    (8,326)     (18,909)      (15,230)
     Interest expense                                 (1,707)    (1,757)      (3,498)       (3,662)
     Equity in earnings of joint venture               1,166        493        1,654           620
                                                     -------    -------      -------      --------
           Consolidated income before income taxes   $12,794    $ 8,818      $18,940      $ 14,954
                                                     =======    =======      =======      ========

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

                                                           Three Months Ended            Six Months Ended
     (In thousands, except per share data)                       June 30                     June 30
                                                         -----------------------      ------------------------
                                                            2002         2001            2002         2001
                                                         ----------  -----------      ----------   -----------
     Reported net income                                 $    8,217  $     5,427      $   12,027   $     9,137
     Add back: Goodwill amortization                              -          115               -           226
                                                         ----------  -----------      ----------   -----------
        Adjusted net income                              $    8,217  $     5,542      $   12,027   $     9,363
                                                         ==========  ===========      ==========   ===========

     Basic earnings per share:
        Reported basic earnings per share                $    0.91   $     0.59       $    1.31    $     0.99
     Add back: Goodwill amortization                             -         0.01               -          0.03
                                                         ---------   ----------       ---------    ----------
           Adjusted basic earnings per share             $    0.91   $     0.60       $    1.31    $     1.02
                                                         =========   ==========       =========    ==========

     Diluted earnings per share:
        Reported diluted earnings per share              $    0.84   $     0.56       $    1.23    $     0.94
     Add back: Goodwill amortization                             -         0.01               -          0.02
                                                         ---------   ----------       ---------    ----------
           Adjusted diluted earnings per share           $    0.84   $     0.57       $    1.23    $     0.96
                                                         =========   ==========       =========    ==========

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

     The following table reflects the components of all other intangible assets, which have finite lives, as of June 30, 2002 and December 31, 2001.


     (In thousands)                                   Gross Carrying Amount           Accumulated Amortization
                                                  -----------------------------    ------------------------------
                                                  June 30, 2002   Dec. 31, 2001    June 30, 2002    Dec. 31, 2001
                                                  -------------   -------------    -------------    -------------
     Other Intangible Assets:
        Patents                                   $       2,000   $       2,000    $         533    $         466
        Trademarks, customer lists, know-how             17,095          17,095            5,984            5,386
        Non-compete Agreements                            1,000           1,000            1,000              950
                                                  -------------   -------------    -------------    -------------
     Total                                        $      20,095   $      20,095    $       7,517    $       6,802
                                                  =============   =============    =============    =============

     Aggregate amortization expenses for the three and six months ended June 30, 2002, were $332,000 and $715,000, respectively. Aggregate amortization expenses for the three and six months ended June 30, 2001, were $402,000 and $805,000, respectively. Amortization expense is recorded based on useful lives ranging from 5 to 15 years. Estimated amortization expense for identifiable intangibles assets, other than goodwill, for each of the succeeding fiscal years are as follows:

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

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 was effective January 1, 2002. Adoption of this standard did not have an impact on the Company's financial position or results of operations.

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

11.  NEW CREDIT AND BANK TERM LOANS

     During March 2002, the Company's Stepan Europe subsidiary completed an $11.7 million (denominated in euros) bank term loan as long-term financing for a portion of the Manro acquisition. This loan will mature in seven years and bears interest at rates set quarterly, based on 90-day EURIBOR. The U.S. parent does not guaranty this loan.

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

Item 2 - Management's Discussion and Analysis of Financial Conditions and Results of Operations


As discussed in Note 3 to the unaudited condensed consolidated financial statements, the Company has restated its financial statements for the three and six months periods ended June 30, 2002 and 2001 and for the year ended December 31, 2001. The accompanying Management's Discussion and Analysis gives effect to the restatement.

The following is management's discussion and analysis of certain significant factors, which have affected the Company's financial condition and results of operations during the interim period included in the accompanying condensed consolidated financial statements

CRITICAL ACCOUNTING POLICIES

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash from operating activities for the first six months of 2002 totaled $13.4 million, an increase of $1.4 million compared to $12.0 million for the same period in 2001. A $2.9 million increase in net income during the period was partially offset by increased working capital. For the first six months of 2002, seasonal working capital demands consumed $21.5 million compared to a use of $19.7 million for the same period last year. Working capital changes for the current year period include: accounts receivable up by $15.2 million, inventories up by $2.6 million, other current assets up by $2.0 million and accounts payable and accrued liabilities down by $1.7 million.

Capital spending totaled $14.7 million for the first half of 2002, compared to $17.2 million for the same period in 2001. Expenditures for property, plant and equipment are expected to be higher for the second half of 2002.

Consolidated debt increased by $4.9 million during the first six months of 2002, from $120.3 million to $125.2 million. As of June 30, 2002, the ratio of long-term debt to long-term debt plus shareholders' equity was 41.5 percent, unchanged from December 31, 2001.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2002 and 2001

Net income for the quarter ended June 30, 2002, increased 51 percent from $5.4 million, or $0.56 per diluted share in 2001 to $8.2 million, or $0.84 per diluted share in 2002. Net sales increased three percent to $188.8 million in the second quarter of 2002 from $182.8 million a year ago. Net sales by segment were:

     (Dollars in thousands)                   Three Months
                                              Ended June 30
                                -----------------------------------------
                                    2002            2001      % Change
                                    ----            ----      --------
     Net Sales:
         Surfactants            $ 150,880      $ 140,408         +7
         Polymers                  31,183         35,904        -13
         Specialty Products         6,732          6,455         +4
                                ---------      ---------
              Total             $ 188,795      $ 182,767         +3
                                =========      =========

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

Operating expenses for the second quarter of 2002 increased 12 percent to $21.9 million from $19.6 million for the same period a year ago. Administrative expenses increased $1.3 million, or 17 percent, from quarter to quarter. The increase reflected $1.9 million of expense related to the implementation of an enterprise resource planning system. The inclusion of $0.6 million of expense related to Stepan UK, which was first consolidated in the fourth quarter of 2001, also contributed to the increase. A decline of $0.9 million of deferred compensation expenses partially offset the increase. Marketing expenses rose $0.7 million, or 12 percent, between quarters. The addition of Stepan UK marketing expenses coupled with an increase in domestic operations' bad debt provision accounted for most of the increase.

Interest expenses declined three percent from quarter to quarter due to lower overall borrowing rates, partially offset by higher debt levels.

Income from the Philippines equity joint venture increased to $1.2 million in the second quarter of 2002 from $0.5 million in the second quarter of 2001. The rise was due to increased royalty income and to increased income generated by higher sales volume.

Six Months Ended June 30, 2002 and 2001

Net income for the six months ended June 30, 2002, was $12.0 million, or $1.23 per diluted share, up $2.9 million, or 32 percent, from $9.1 million, or $0.94 per diluted share, for the same period in 2001. Net sales increased three percent to $370.0 million from $359.6 million reported last year. Net sales by segment were:

                     (Dollars in thousands)                              Six Months
                                                                        Ended June 30
                                                      --------------------------------------------------
                                                          2002            2001            % Change
                                                          ----            ----            --------
                     Net Sales:
                         Surfactants                  $   297,696      $ 280,786             +6
                         Polymers                          60,050         66,737            -10
                         Specialty Products                12,205         12,101             +1
                                                      -----------      ---------
                              Total                   $   369,951      $ 359,624             +3
                                                      ===========      =========

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

Operating expenses rose $5.8 million, or 15 percent, to $43.4 million in the first half of 2002 from $37.6 million for the same period of 2001. Administrative expenses increased $4.6 million, or 33 percent, between years. The increase reflected $3.7 million of expense related to the implementation of an enterprise resource planning system. In addition, administrative expenses included deferred compensation expense of $1.7 million, which was $0.5 million higher than that of a year ago. The increase also reflected $0.9 million of expense for Stepan UK, which was first consolidated in the fourth quarter of 2001. Salaries and related payroll costs fell $1.3 million between years, partially offsetting the overall increase. Marketing expenses increased $0.6 million, or five percent, between years. Research and development expenses increased $0.5 million, or five percent, between years.

Interest expenses decreased four percent from year to year due to lower overall borrowing rates, partially offset by increased debt levels.

Income from the Philippines equity joint venture increased $1.0 million between years due to increased royalty income and to increased income generated by higher sales volume.

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

Item 6 - Exhibits and Reports on Form 8-K

(a)  Exhibit 99.1 - Certification pursuant to 18 U.S.C. Section 1350, as Adopted
                    Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

     Date:  December 23, 2002            /s/ F. Quinn Stepan
                                         ---------------------------------------
                                                      F. Quinn Stepan
                                            Chairman, Chief Executive Officer

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

     Date:  December 23, 2002            /s/ James E. Hurlbutt
                                         ---------------------------------------
                                                     James E. Hurlbutt
                                          Vice President & Corporate Controller