Form 10-K
period 2002-12-31
STEPAN CO
filed 2003-03-21
CIK 94049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES
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

Registrant’s telephone number including area code: 847-446-7500

Securities registered pursuant to Section 12 (b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $1 par value	New York Stock Exchange Chicago Stock Exchange

5 1/2% Convertible Preferred Stock, no par value	New York Stock Exchange Chicago Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act:

None

(Title of Class)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K.  ☐.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Aggregate market value at February 28, 2003, of voting stock held by nonaffiliates of the registrant: $146,923,000*

Number of shares outstanding of each of the issuer’s classes of common stock as of February 28, 2003:

Class	Outstanding at February 28, 2003
Common Stock, $1 par value	8,881,225

Documents Incorporated by Reference

Part of Form 10-K	Document Incorporated
Part III, Items 10-12	Proxy Statement dated March 28, 2003

* Based on reported ownership by all directors, officers and beneficial owners of more than 5% of registrant’s voting stock. However, this determination does not constitute an admission of affiliate status for any of these holders.

PART I

Item 1. Business

Stepan Company and its subsidiaries (the “Company”) produce specialty and intermediate chemicals, which are sold to other manufacturers and then made into a variety of end products. The Company has three reportable segments: surfactants, polymers and specialty products. Surfactants refer to chemical agents, which affect the interaction between two surfaces; they can provide actions such as detergency (i.e., the ability of water to remove soil from another surface), wetting and foaming, dispersing, emulsification (aiding two dissimilar liquids to mix), demulsification and viscosity modifications. Surfactants are the basic cleaning agent in detergents for washing clothes, dishes, carpets, fine fabrics, floors and walls. Surfactants are also used for the same purpose in shampoos and conditioners, fabric softeners, toothpastes, cosmetics and other personal care products. Commercial and industrial applications include emulsifiers for agricultural products, emulsion polymers such as floor polishes and latex foams and coatings, wetting and foaming agents for wallboard manufacturing and surfactants for enhanced oil recovery. Polymers, which included phthalic anhydride, polyols and polyurethane foam systems, are used in plastics, building materials and refrigeration industries. Polymers are also used in coating, adhesive, sealant and elastomer applications. Specialty products sell chemicals used in food, flavoring and pharmaceutical applications.

MARKETING AND COMPETITION

Principal markets for surfactants are manufacturers of detergents, shampoos, lotions, fabric softeners, toothpastes and cosmetics. In addition, surfactants are sold to the producers of emulsifiers and lubricating products. The Company also is a principal provider of polymers used in construction, refrigeration, automotive, boating and other consumer product industries. Specialty products are used primarily by food and pharmaceutical manufacturers.

The Company does not sell directly to the retail market, but sells to a wide range of manufacturers in many industries and has many competitors. The principal methods of competition are product performance, price and adaptability to the specific needs of individual customers. These factors allow the Company to compete on a basis other than price alone, reducing the severity of competition as experienced in the sales of commodity chemicals having identical performance characteristics. The Company is a leading merchant producer of surfactants in the United States. In the case of surfactants, much of the Company’s competition comes from several large national and regional producers and the internal divisions of larger companies. In the manufacture of polymers, the Company competes with the chemical divisions of several large companies, as well as with other small specialty chemical manufacturers. In recent years, the Company has also faced periodic competition from foreign imports of phthalic anhydride. In specialty products, the Company competes with several large firms plus numerous small companies.

MAJOR CUSTOMER AND BACKLOG

The Company does not have any one customer whose business represents more than 10 percent of the Company’s consolidated revenue. Most of the Company’s business is essentially on the “spot delivery basis” and does not involve a significant backlog. The Company does have contract arrangements with certain customers, but purchases are generally contingent on purchaser requirements.

ENERGY SOURCES

Substantially all of the Company’s manufacturing plants operate on electricity and interruptable gas purchased from local utilities. During peak heating demand periods, gas service to all plants may be temporarily interrupted for varying periods ranging from a few days to several months. The plants operate on fuel oil during these periods of interruption. The Company has not experienced any plant shutdowns or adverse effects upon its business in recent years that were caused by a lack of available energy sources.

RAW MATERIALS

The most important raw materials used by the Company are of a petroleum or vegetable nature. For 2003, the Company has commitments from suppliers to cover its forecasted requirements and is not substantially dependent upon any one supplier.

RESEARCH AND DEVELOPMENT

The Company maintains an active research and development program to assist in the discovery and commercialization of new knowledge with the intent that such effort will be useful in developing a new product or in bringing about a significant improvement to an existing product or process. Total expenses for research and development during 2002, 2001 and 2000 were $15.0 million, $13.7 million, and $13.4 million, respectively. The balance of expenses reflected on the Consolidated Statements of Income relates to technical services, which include routine product testing, quality control and sales support service.

ENVIRONMENTAL COMPLIANCE

Compliance with applicable federal, state and local regulations regarding the discharge of materials into the environment, or otherwise relating to the protection of the environment, resulted in capital expenditures by the Company of approximately $1.5 million during 2002. These expenditures represented approximately four percent of the Company’s capital expenditures in 2002. These expenditures, when incurred, are depreciated and charged on a straight-line basis to pre-tax earnings over their estimated useful lives, which is typically 10 years. Compliance with such regulations is not expected to have a material adverse effect on the Company’s earnings and competitive position in the foreseeable future.

EMPLOYMENT

At December 31, 2002 and 2001, the Company employed worldwide 1,529 and 1,491 persons, respectively.

FOREIGN OPERATIONS

See Note 14, Segment Reporting, of the Consolidated Financial Statements (Item 8 of this Form 10-K).

SEGMENTS

See Note 14, Segment Reporting, of the Consolidated Financial Statements (Item 8 of this Form 10-K).

WEBSITE

The Company’s website address is www.Stepan.com. The Company makes available free of charge on or through its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

Item 2. Properties

The Company’s corporate headquarters and central research laboratories are located in Northfield, Illinois. The Northfield facilities contain approximately 70,000 square feet on an eight acre site. In addition, the Company leases 49,000 square feet of office space in a nearby office complex.

Stepan Canada maintains a leased sales office in Mississauga, Canada. Stepan Mexico maintains a leased sales office in Mexico City, Mexico.

Surfactants are produced at four plants in the United States and six wholly owned subsidiaries: one each in France, United Kingdom, Canada, Mexico, Colombia and Germany. The principal U.S. plant is located on a 626 acre site at Millsdale (Joliet), Illinois. A second plant is located on a 45 acre tract in Fieldsboro, New Jersey. West Coast operations are conducted on an eight acre site in Anaheim, California. A fourth plant is located on a 175 acre site in Winder, Georgia. The plant, laboratory and office of Stepan Europe are located on a 20 acre site near Grenoble, France. Stepan Canada, Inc. is located on a 70 acre leased, with an option to purchase, site in Longford Mills, Ontario, Canada. Stepan Mexico is located on a 13 acre site in Matamoros, Mexico. Stepan Germany is located on a five acre site in Cologne, Germany. Stepan UK Limited is located on an 11 acre site in Stalybridge (Manchester), United Kingdom. Stepan Colombia is located on a five acre site in Manizales, Colombia. The phthalic anhydride, polyurethane systems and polyurethane polyols plants are also located at Millsdale. Specialty products are mainly produced at a plant located on a 19 acre site in Maywood, New Jersey.

The Company owns all of the foregoing facilities except the leased office space and Canadian plant site mentioned above. The Company believes these properties are adequate for its operations.

Item 3. Legal Proceedings

The Company’s site in Maywood, New Jersey and property formerly owned by the Company adjacent to its current site, were listed on the National Priorities List in September 1993 pursuant to the provisions of the Comprehensive Environmental Response Compensation and Liability Act (CERCLA) because of certain alleged chemical contamination. Pursuant to an Administrative Order on Consent entered into between the United States Environmental Protection Agency (USEPA) and the Company for property formerly owned by the Company, and the issuance of an order by USEPA to the Company for property currently owned by the Company, the Company completed a Remedial Investigation Feasibility Study (RI/FS) in 1994. The Company submitted the Draft Final FS for Soil and Source Areas (Operable Unit 1) in September 2002. In addition, the Company has also submitted additional information regarding the remediation, most recently in October 2002. Discussions between USEPA and the Company are continuing. The Company is awaiting the issuance of a Record of Decision (ROD) from USEPA relating to the currently owned and formerly owned Company property and the proposed remediation. The final ROD will be issued sometime after the public comment period.

In 1985, the Company entered into a Cooperative Agreement with the United States of America represented by the Department of Energy (Agreement). Pursuant to this Agreement, the Department of Energy (DOE) took title to radiological contaminated materials and was to remediate, at its expense, all radiological waste on the Company’s property in Maywood, New Jersey. The Maywood property (and portions of the surrounding area) were remediated by the DOE under the Formerly Utilized Sites Remedial Action Program, a federal program under which the U.S. Government undertook to remediate properties which were used to process radiological material for the U.S. Government. In 1997, responsibility for this clean-up was transferred to the United States Army Corps of Engineers (USACE). On January 29, 1999, the Company received a copy of a USACE Report to Congress dated January 1998 in which the USACE expressed their intention to evaluate, with the USEPA, whether the Company and/or other parties might be responsible for cost recovery or contribution claims related to the Maywood site. Subsequent to the issuance of that report, the USACE advised the Company that it had requested legal advice from the Department of Justice as to the impact of the Agreement.

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

The Company has been named as a potentially responsible party (PRP) in the case USEPA v. Jerome Lightman (92 CV 4710 D. N. J.) which involves the Ewan and D’Imperio Superfund Sites located in New Jersey. Trial on the issue of the Company’s liability at these sites was completed in March 2000. The Company is awaiting a decision from the court. If the Company is found liable at either site, a second trial as to the Company’s allocated share of clean-up costs at these sites will likely be held in 2003. The Company believes it has adequate defenses to the issue of liability. In the event of an unfavorable outcome related to the issue of liability, the Company believes it has adequate reserves. On a related matter, the Company has filed an appeal to the United States Third Circuit Court of Appeals objecting to the lodging of a partial consent decree in favor of the United States Government in this action. Under the partial consent decree, the government recovered past costs at the site from all PRPs including the Company. The Company paid its assessed share but by objecting to the partial consent decree, the Company is seeking to recover back the sums it paid.

Regarding the D’Imperio Superfund Site, USEPA has indicated it will seek penalty claims against the Company based on the Company’s alleged noncompliance with the modified Unilateral Administrative Order. The Company is currently negotiating with USEPA to settle its proposed penalty against the Company but does not believe that a settlement, if any, will have a material impact on the financial condition of the Company. In addition, the Company also received notice from the New Jersey Department of Environmental Protection (NJDEP) dated March 21, 2001, that NJDEP has indicated it will pursue cost recovery against the alleged responsible parties, including the Company. The NJDEP’s claims include costs related to remediation of the D’Imperio Superfund Site in the amount of $434,406 and alleged natural resource damages in the amount of $529,584 (as of November 3, 2000). The NJDEP settled such claims against the alleged responsible parties, resulting in the Company paying its portion of $83,061 in July 2002. This payment is subject to reallocation after the allocation phase of the above-identified trial, if any. The payment did not have a material impact on the financial condition of the Company.

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

The Company received a General Notice of Potential Liability letter from the USEPA dated October 18, 2002, regarding the Liquid Dynamics Site located in Chicago, Illinois. The Company submitted a response to USEPA on November 5, 2002, stating that it is interested in negotiating a resolution of its potential responsibility at this site. Based on the fact that the

Company believes it is de minimis at this site, the Company believes that a resolution of its liability at this site will not have a material impact on the financial condition of the Company.

As reported previously in the Company’s Quarterly Report Form 10-Q for the quarter ended September 30, 1994 and various subsequent reports, the Company received a Request for Information from the Commonwealth of Massachusetts Department of Environmental Protection relating to the Company’s formerly-owned site at 51 Eames Street, Wilmington, Massachusetts. The Company received a copy of another Request for Information regarding this site dated October 18, 2002. The Company’s response to this request was filed on December 20, 2002. The Company is currently investigating this matter and therefore, cannot predict what its liability, if any, will be for this site.

Item 4. Results of Votes of Security Holders

No matters were submitted to stockholders during the fourth quarter of the fiscal year ended December 31, 2002.

Executive Officers of the Registrant

Executive Officers are elected annually by the Board of Directors at the first meeting following the Annual Meeting of Stockholders to serve until the next annual meeting of the Board and until their respective successors are duly elected and qualified.

Mr. F. Quinn Stepan has served the Company as Chairman and Chief Executive Officer since 1984. He served as President and Chief Operating Officer from 1973 until February 15, 1999.

Effective February 15, 1999, F. Quinn Stepan, Jr., was elected President and Chief Operating Officer. He was previously Vice President and General Manager – Surfactants as of January 1, 1997, Vice President – Global Laundry and Cleaning Products as of May 1996 and Director – Business Management as of May 1992.

Effective February 16, 1999, John V. Venegoni was elected Vice President and General Manager – Surfactants. From May 1992 until May 1996, he served as a Senior Business Manager – Consumer Products. From May 1996 until February 16, 1999, he served as Director – Global Personal Care.

Effective January 1, 2001, Robert J. Wood was elected Vice President and General Manager – Polymers. From April 1988 until March 1996, he served as a Business Manager – Polyols. From March 1996 until January 1, 2001, he served as Director – Polyols.

Effective March 7, 2001, F. Samuel Eberts III was elected Vice President, General Counsel and Secretary. From 1992 until 1996, he served as an Assistant General Counsel for Baxter International Inc. From 1996 until 1998, he served as an Associate General Counsel for Allegiance Healthcare Corporation. From 1998 until 2001, he served as an Assistant General Counsel for Cardinal Health Inc.

Effective July 1, 2001, Anthony J. Zoglio was elected Vice President – Manufacturing and Engineering. From 1991 until June 1, 1999, he served as Millsdale Plant Manager. From June 1, 1999 to July 1, 2001, he served as Vice President, Plant Operations.

Effective February 11, 2002, James E. Hurlbutt was elected Vice President and Corporate Controller. From August 7, 1996 until February 11, 2002, he served as Controller – International and Tax Accounting.

Walter J. Klein retired on April 30, 2002. Before the retirement, he served as Vice President – Finance.

James A. Hartlage retired on July 31, 2002. Before the retirement, he served as Senior Vice President – Technology and Operations.

The Executive Officers of the Company, their ages as of February 28, 2003, and certain other information are as follows:

Name	Age	Title	Year First Elected Officer
F. Quinn Stepan	65	Chairman and Chief Executive Officer	1967
F. Quinn Stepan, Jr.	42	President and Chief Operating Officer	1997
John V. Venegoni	44	Vice President and General Manager – Surfactants	1999
F. Samuel Eberts III	43	Vice President, General Counsel and Secretary	2001
Robert J. Wood	45	Vice President and General Manager – Polymers	2001
Anthony J. Zoglio	57	Vice President – Manufacturing and Engineering	2001
James E. Hurlbutt	49	Vice President and Corporate Controller	2002

PART II

Item 5. Market for Registrant’s Common Stock and Related Security Holder Matters

(a)	The Company’s common stock is listed and traded on both the New York Stock Exchange and the Chicago Stock Exchange. See table below for quarterly market price information.

Quarterly Stock Data

	Stock Price Range
	2002		2001
Quarter	High	Low	High	Low
First	$26.85	$23.55	$24.75	$22.35
Second	$28.35	$25.62	$26.20	$23.10
Third	$29.21	$24.65	$26.38	$17.98
Fourth	$28.40	$24.73	$24.40	$17.80
Year	$29.21	$23.55	$26.38	$17.80

The Company’s 5 1/2 percent convertible preferred stock is listed and traded on the New York Stock Exchange and the Chicago Stock Exchange. See Note 8 of the Consolidated Financial Statements (Item 8 of this Form 10-K) for a description of the preferred stockholders’ rights.

From time to time the Company purchases shares of its common stock in the open market and in block transactions from dealers for the purpose of funding option grants under its stock option plans and deferred compensation plans for directors and officers.

(b)	On February 28, 2003, there were 1,392 holders of common stock of the Company.

(c)	See table below for quarterly dividend information. Also, see Note 5 of the Consolidated Financial Statements (Item 8 of this Form 10-K), which sets forth the restrictive covenants covering dividends.

Dividends Paid Per Common Share

Quarter	2002	2001
First	18.25¢	17.50¢
Second	18.25¢	17.50¢
Third	18.25¢	17.50¢
Fourth	19.00¢	18.25¢

Year	73.75¢	70.75¢

Item 6. Selected Financial Data

See the table below for selected financial information.

(In thousands, except per share and employee data)

For the Year	2002	2001	2000	1999	1998
Net Sales	$748,539	$711,517	$698,937	$694,659	$635,756
Operating Income	33,930	30,832	31,358	42,022	45,088
Percent of Net Sales	4.5%	4.3%	4.5%	6.0%	7.1%
Pre-tax Income	30,268	25,798	24,475	35,768	39,090
Percent of Net Sales	4.0%	3.6%	3.5%	5.1%	6.1%
Provision for Income Taxes	10,139	9,726	9,423	13,043	15,440
Net Income	20,129	16,072	15,052	22,725	23,650
Per Diluted Share (a)	2.05	1.65	1.53	2.21	2.21
Percent of Net Sales	2.7%	2.3%	2.2%	3.3%	3.7%
Percent to Stockholders’ Equity (b)	12.9%	10.6%	10.0%	15.4%	16.8%
Cash Dividends Paid	7,339	7,056	6,730	6,505	5,430
Per Common Share	0.7375	0.7075	0.6625	0.6125	0.5625
Depreciation and Amortization	40,117	39,972	39,277	39,452	37,347
Capital Expenditures	36,135	34,014	28,442	32,697	44,056
Weighted-average Common Shares Outstanding	8,861	8,837	8,948	9,232	9,499

As of Year End
Working Capital	$80,095	$72,628	$68,008	$66,331	$59,774
Current Ratio	1.8	1.7	1.7	1.7	1.7
Property, Plant and Equipment, net	211,050	211,433	198,147	208,481	214,096
Total Assets	439,667	438,755	417,592	418,762	408,919
Long-term Debt, less current maturities	104,304	109,588	96,466	107,420	107,708
Stockholders’ Equity	158,829	154,351	149,059	150,906	143,631
Per share (c)	16.64	16.27	15.69	15.35	14.23
Number of Employees	1,529	1,491	1,387	1,365	1,372

(a)	Based on weighted-average number of common shares outstanding during the year.
(b)	Based on average equity.
(c)	Based on common shares and the assumed conversion of the convertible preferred shares outstanding at year end.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Some information contained in the Management’s Discussion and Analysis is forward looking and involves risks and uncertainties. The results achieved this year are not necessarily an indication of future prospects for the Company. Actual results in future years may differ materially. Potential risks and uncertainties include, among others, fluctuations in the volume and timing of product orders, changes in demand for the Company’s products, changes in technology, continued competitive pressures in the marketplace, availability of raw materials, foreign currency fluctuations and general economic conditions.

Critical Accounting Policies

Estimates

We prepare our financial statements in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”). Preparing our financial statements in accordance with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical areas where estimates are required are noted below:

Environmental Liabilities:

It is the Company’s accounting policy to record environmental liabilities when environmental assessments and/or remedial efforts are probable and the cost or range of possible costs can be reasonably estimated. When no amount within the range is a better estimate than any other amount, the minimum is accrued. Some of the factors on which the Company bases its estimates include information provided by feasibility studies, potentially responsible party negotiations and the development of remedial action plans.

Reserves for Doubtful Accounts:

Accounts receivable are reported net of reserves for doubtful accounts. The Company determines the reserve requirement based upon the estimated collectibility of specific delinquent accounts, the Company’s historical loss experience and the level of non-delinquent accounts receivable.

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

Revenue Recognition

Revenue is recognized upon shipment of goods to customers, at which time title and risk of loss has passed to the customer. The Company records shipping and handling billed to a customer in a sales transaction as revenue. Costs incurred for shipping and handling are recorded in cost of sales. Volume discounts due customers are recognized as earned and reported as reductions of revenue in the statement of income.

Deferred Compensation

The Company maintains deferred compensation plans. These plans allow management to defer receipt of their bonuses and directors to defer receipt of director fees until retirement or departure from the Company. The plans allow the participant to choose to invest in either Stepan common stock or a limited variety of mutual funds. These assets are owned by the Company and subject to the claims of general creditors of the Company. These plans are accounted for under the requirements of the consensus reached by the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) in issue No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested”. A description of the Company’s deferred compensation accounting policy follows:

The deferred compensation liability to the participants who elect deferral is recorded when the underlying compensation is earned, and recorded as expense. The purchase of Stepan common shares for the plans is recorded as a regular treasury stock purchase. The purchase of mutual funds is recorded as other non-current assets.

Fluctuations in the value of these assets are recorded as adjustments for the deferred compensation liability and compensation costs included in administrative expense. The dividends, interest and capital gains from the mutual fund assets are recorded as investment income, which is netted against interest expense in the “Other Income” caption of the consolidated statements of income. Unrealized gains and losses resulting from market fluctuations of the mutual funds are recorded as other comprehensive income or expense in stockholders’ equity.

Intangible Assets

The Company has intangible assets, which include patents, agreements not to compete, trademarks, customer lists and goodwill. These assets are accounted for under the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. The goodwill acquired as a result of a business combination is not being amortized. Instead, goodwill is tested for impairment by applying a fair value based test on an annual basis. Upon adoption of SFAS No. 142 on January 1, 2002, our analysis reflected no impairment of goodwill. The provisions of SFAS No. 142 that apply to acquisitions made prior to June 30, 2001, were adopted on January 1, 2002. As a result the Company stopped recognizing approximately $0.6 million of goodwill amortization expense in 2002. Also, SFAS No. 142 establishes new accounting guidelines for intangible assets that have indefinite useful lives. These assets are no longer subject to amortization, but must be tested for impairment on an annual basis. As of December 31, 2002, the Company does not have intangible assets with indefinite lives. All intangible assets, other than goodwill, have finite useful lives and are being amortized in accordance with assigned useful lives.

Results of Operations

2002 Compared with 2001

Net sales for 2002 increased five percent from $711.5 million in 2001 to $748.5 million. Net sales by segment were as follows:

(Dollars in thousands)	2002	2001	Percent Change
Surfactants	$599,436	$558,927	+7
Polymers	124,332	127,722	-3
Specialty Products	24,771	24,868	—

Total	$748,539	$711,517	+5

Surfactants are a principal ingredient in consumer and industrial cleaning products such as detergents, shampoos, lotions, fabric softeners, toothpastes and cosmetics. Other applications include lubricating ingredients and emulsifiers for agricultural products, and plastics and composites.

Surfactants net sales, representing 80 percent of the Company’s revenue, increased $40.5 million, or seven percent, from $558.9 million in 2001 to $599.4 million in 2002, due primarily to a six percent rise in sales volume. Foreign operations net sales increased $38.2 million, or 25 percent, from $152.3 million in 2001 to $190.5 million in 2002. A 34 percent increase in sales volume more than offset a six percent decrease in average prices and led to the net sales growth. Approximately $32.2 million of the increase was due to the fourth quarter 2001 acquisition of Stepan UK Ltd. European operations, excluding the United Kingdom, and Canadian operations posted net sales increases of $5.1 million and $2.5 million, respectively. The effect of favorable exchange rate fluctuations ($3.3 million) and increased sales volume led to the European operations net sales growth. The net sales increase for Canadian operations reflected higher sales volume. Latin American operations posted a $1.6 million decrease in revenue due to a decline in sales volume. Domestic operations, which accounted for 68 percent of total surfactant revenues, reported a $2.3 million, or one percent, increase in net sales, due to higher average prices, which offset a two percent decline in sales volume. The increase in average prices was primarily due to a more favorable sales mix. Sales volume declined due to lower demand for laundry and cleaning products.

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

Polymer net sales, accounting for 17 percent of the Company’s revenue, decreased $3.4 million, or three percent, from $127.7 million in 2001 to $124.3 million in 2002. The decrease was due to an 11 percent drop in average selling prices, which more than offset a nine percent increase in sales volume. Globally, polyurethane polyols net sales decreased $3.4 million, or five percent, from $75.5 million in 2001 to $72.2 million in 2002. Sales volume decreased two percent. Domestic operations accounted for $5.7 million of the decline. The decrease was due to a seven percent drop in sales volume coupled with a two percent decline in average selling prices. Foreign operations reported increased net sales based on improved sales volume, notably, a 44 percent increase in Europe. PA’s net sales increased 12 percent to $36.8 million in 2002 from $32.8 million in 2001. A 33 percent gain in sales volume, due to increased market share, more than offset a 16 percent decrease in average selling prices. Lower raw material costs led to the average price decline. Polyurethane systems net sales fell $4.1 million, or 21 percent, between years. A 23 percent decline in sales volume, due primarily to competitive losses at key accounts, led to the decrease.

Specialty products include flavors, emulsifiers and solubilizers used in the food and pharmaceutical industries. Net sales for the year were $24.8 million, a slight decrease in comparison with $24.9 million a year ago.

The Company’s gross profit increased to $122.5 million in 2002 from $107.2 million in 2001. Surfactants gross profit was up $13.7 million, or 18 percent, from $74.5 million in 2001 to $88.2 million in 2002. Domestic operations reported a $6.2 million, or 11 percent, increase in gross profit due to higher average margins. Lower raw material costs led to the higher average margins. Gross profit for foreign operations rose $7.5 million, or 40 percent, to $26.0 million in 2002 from $18.5 million in 2001. European operations contributed $7.3 million to the improvement, of which $5.7 million related to the previously noted Stepan UK acquisition. Latin American operations reported slightly higher gross profit due to improved average margins. Polymers gross profit increased $1.8 million, or eight percent, between years. PA’s gross profit increased $1.2 million, or 36 percent, from $3.2 million in 2001 to $4.3 million in 2002. The rise was based on improved sales volume. Globally, polyurethane polyols gross profit increased $2.1 million, or 11 percent, from $18.6 million in 2001 to $20.7 million in 2002. Domestic operations reported an increase of $1.4 million, or seven percent, based on higher average margins, partially offset by lower sales volume. Lower raw material costs led to the margin improvement. European gross profit increased $0.9 million based on improved average margins and higher sales volume, while Brazil’s gross profit dropped $0.2 million due to lower sales volume. Polyurethane systems gross profit declined $1.4 million, or 30 percent, from year-to-year. Lower sales volume and average margins led to the decrease. Higher unit overhead costs resulting from decreased production volumes led to the decline in average margins. Specialty products reported a decrease of $0.2 million in gross profit from year-to-year, mainly due to lower sales volume of higher margin products.

Operating income was $33.9 million, a $3.1 million, or ten percent, increase from 2001. Operating expenses, consisting of marketing, administrative and research and development expenses, increased $12.2 million, or 16 percent, to $88.6 million in 2002 from $76.4 million in 2001. Administrative expenses rose $7.1 million, or 25 percent, between years. U.S. expenses increased $4.7 million, and foreign operations expenses increased $2.4 million. The U.S. increase reflected higher enterprise resource planning (ERP) system implementation expense ($1.5 million), legal expense ($0.5 million) and depreciation expense ($1.0 million – primarily for the ERP system). A $1.9 million decrease in insurance recoveries also contributed to the U.S. increase. Stepan UK Ltd., which was first consolidated in the fourth quarter of 2001, accounted for $2.1 million of the foreign operations increase. Marketing expenses rose $3.0 million, or 12 percent, between years. The rise reflected a $1.2 million increase for Stepan UK. Higher U.S. payroll costs ($1.0 million) and bad debt expense ($0.6 million) also contributed. Research and development expenses increased $2.0 million, or nine percent, between years, primarily due to higher payroll costs.

Interest expenses rose $0.3 million, or five percent, from year-to-year. Lower overall borrowing rates and lower average debt levels were more than offset by decreased interest and investment income.

Philippine joint venture equity income increased to $3.6 million in 2002 from $1.9 million a year ago. The rise was due to royalty income and higher equity income generated by higher sales volume.

Pretax income increased $4.5 million, or 17 percent, to $30.3 million in 2002 from $25.8 million in 2001.

The effective tax rate was 33.5 percent in 2002 compared to 37.7 percent in 2001. The lower effective tax rate was primarily attributable to a decrease in the effective tax rate on European earnings and a higher U.S. tax benefit realized on export sales. A decrease in the overall state apportionment factor also contributed to the lower effective tax rate.

Net income for the year was $20.1 million, or $2.05 per diluted share, compared with $16.1 million, or $1.65 per diluted share, a year ago.

2001 Compared with 2000

Net sales for 2001 increased two percent from $698.9 million in 2000 to $711.5 million in 2001. Net sales by segment were as follows:

(Dollars in thousands)	2001	2000	Percent Change
Surfactants	$558,927	$537,006	+4
Polymers	127,722	140,786	-9
Specialty Products	24,868	21,145	+18

Total	$711,517	$698,937	+2

Surfactants are a principal ingredient in consumer and industrial cleaning products such as detergents, shampoos, lotions, toothpastes and cosmetics. Other applications include lubricating ingredients and emulsifiers for agricultural products, and plastics and composites.

Surfactants net sales, representing 79 percent of the Company’s revenue, increased $21.9 million, or four percent, due to a four percent rise in sales volume. Foreign operations accounted for the overall improvement, reporting a $32.5 million, or 27 percent, rise in net sales due to a 28 percent increase in sales volume. Approximately $14.7 million of the foreign improvement was attributable to the fourth quarter acquisition of Stepan UK Limited (formerly Manro Performance Chemicals) located in Stalybridge, UK. In addition, all other foreign subsidiaries reported increased net sales, primarily due to higher sales volumes. European operations, excluding the United Kingdom, posted a net increase of $8.6 million. Net sales for South American operations grew $4.5 million, while net sales for Mexico and Canada increased $2.6 million and $2.1 million, respectively. Domestic operations, which accounted for 73 percent of total surfactant revenues, reported a $10.6 million, or three percent, decline in net sales from $417.2 million in 2000 to $406.6 million in 2001. The decrease was due to a one percent drop in sales volume and a one percent decline in average selling prices. Lower demand for laundry and cleaning products and increased market competition led to the decline. The economic slowdown adversely impacted sales volume of higher margin industrial surfactants.

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

Polymer net sales, accounting for 18 percent of the Company’s revenue, decreased $13.1 million, or nine percent, from $140.8 million in 2000 to $127.7 million in 2001. The decline was due to a 13 percent drop in sales volume, driven primarily by a slowdown in the U.S. economy. PA’s net sales decreased 21 percent to $32.8 million for 2001 from $41.4 million in 2000. A 24 percent decline in sales volume accounted for the decrease. Polyurethane systems net sales fell 15 percent to $19.4 million for 2001 from $22.7 million in 2000. A drop in sales volume accounted for the decline and more than offset an increase in average selling prices. Globally, polyurethane polyols net sales decreased $1.2 million, or one percent, between years from $76.7 million in 2000 to $75.5 million in 2001. Domestic net sales fell less than one percent due to a five percent decrease in sales volume, partially offset by an increase in average selling prices. European operations reported a decline in revenue due to an 11 percent drop in average selling prices, which offset a two percent gain in sales volume. Continued market pressures led to the average selling price drop.

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

Operating income was $30.8 million, a $0.5 million, or two percent, decrease in comparison with 2000. Operating expenses, consisting of marketing, administrative and research and development expenses, decreased five percent between years. Administrative expenses declined $4.2 million, or 13 percent, from those reported in the prior year. A $7.5 million decline in legal and environmental expense, partially offset by $4.7 million of 2001 expense for the implementation of an enterprise resource planning system, accounted for most of the decrease between years. The drop in legal and environmental expense was primarily due to $6.1 million of prior year expense related to the Company’s Maywood, New Jersey, site that was non-recurring in 2001. In addition, current year expense was reduced by insurance recoveries received of $2.0 million, somewhat offset by a $0.5 million year-to-year increase in general legal expenses. Marketing expenses declined one percent between years and research and development expenses remained almost unchanged.

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

Net income for the year was $16.1 million, or $1.65 per diluted share, compared with $15.1 million, or $1.53 per diluted share, a year ago. The acquisition of Stepan UK Limited added $0.4 million to net income, or $0.04 per diluted share.

Fourth Quarter 2002 Compared with 2001

For the quarter ended December 31, 2002, the Company reported net income of $2.4 million, or a $0.25 per diluted share, compared with $0.1 million, or a $0.01 loss per diluted share, in the fourth quarter of 2001. Net sales increased four percent to $185.2 million in the fourth quarter of 2002 from $178.1 million a year ago. Net sales for surfactants increased $6.2 million, or four percent. Both foreign and domestic surfactants reported an increase in revenues. European operations accounted for most of the increase. The effect of favorable exchange rate fluctuations coupled with improved sales volume led to the net sales growth. Domestic surfactants net sales increased due to a rise in average selling prices on more favorable sales mix. Surfactants gross profit increased $3.1 million, or 18 percent, in the fourth quarter of 2002 from the fourth quarter of 2001. Higher average margins led to the increase. Lower raw material costs accounted for most of the improvement. Gross profit for polymers increased $0.1 million, or two percent, between quarters due to an increase in sales volume, which more than offset a decline in average margins. Gross profit for specialty products declined $1.1 million between quarters. Lower sales volume of higher margin products led to the decrease. Operating expenses declined $1.3 million, or five percent, between quarters. Administrative expenses dropped $3.4 million, or 27 percent, in comparison with the fourth quarter of 2001. A $3.4 million decrease of deferred compensation expenses, coupled with a $1.9 million reduction in expenses associated with the implementation of an enterprise resource planning system, accounted for the decrease. The decline was partially offset by increases in legal ($0.5 million), payroll costs ($0.5 million), depreciation ($0.5 million), and audit expenses ($0.4 million). Marketing expenses increased $1.5 million, or 24 percent, from quarter-to-quarter. Increased payroll costs and bad debt provision led to the rise. Research and development expenses increased $0.6 million, or ten percent, between quarters. Philippine joint venture equity income increased $0.4 million, or 57 percent, from quarter-to-quarter. The rise was due to higher equity income based on improved sales volume.

Interest expenses increased $0.5 million between quarters. The increase was due to higher overall borrowing rates, partially offset by lower debt levels.

Liquidity and Financial Condition

Net cash from operations for 2002 totaled $46.1 million compared to $54.1 million for 2001. Working capital required the use of $12.1 million for the current year, compared to a cash use of $0.6 million last year. During 2002, accounts receivable decreased by $3.9 million due primarily to improved current year-end collections. The Company increased its inventories by $8.6 million to support customer service levels. Accounts payable and accrued liabilities decreased by $5.8 million and other current assets increased by $1.6 million.

Capital spending, excluding acquisitions, totaled $36.1 million in 2002 compared to $34.0 million for 2001. Current year expenditures included $7.1 million for an enterprise resource planning (ERP) system. Looking ahead, capital expenditures are projected to increase in 2003 due to higher non-ERP spending.

Consolidated debt was down by $2.6 million from year to year, from $120.3 million to $117.7 million. At December 31, 2002, the ratio of long-term debt to long-term debt plus shareholders’ equity was 39.6 percent, compared to 41.5 percent one year earlier.

The Company maintains contractual relationships with its domestic banks that provide for revolving credit of up to $60 million, which may be drawn upon as needed for general corporate purposes through May 2, 2007 under a revolving credit agreement. At December 31, 2002, there were no borrowings under this revolving credit agreement. The Company also meets short-term liquidity requirements through uncommitted domestic bank lines of credit.

The Company’s foreign subsidiaries maintain committed and uncommitted bank lines of credit in their respective countries to meet working capital requirements as well as to fund capital expenditure programs and acquisitions.

The Company anticipates that cash from operations and from committed credit facilities will be sufficient to fund anticipated capital expenditures, dividends and other planned financial commitments for the foreseeable future. Any substantial acquisitions would require additional funding.

Outlook

The uncertain economy and its impact on raw material costs and the increased internal surfactant production capacity among some U.S. customers will provide a challenge for 2003 earnings growth prospects. On the positive side, there has been increased interest in the Company’s fabric softener technology, which should be commercialized during 2003. In addition, ERP system implementation costs should decline by approximately $2.8 million after tax. The Company will continue to pursue profitable global niche opportunities that complement or enhance its global capabilities.

Environmental and Legal Matters

The Company is subject to extensive federal, state and local environmental laws and regulations. Although the Company’s environmental policies and practices are designed to ensure compliance with these laws and regulations, future developments and increasingly stringent environmental regulation could require the Company to make additional unforeseen environmental expenditures. The Company will continue to invest in the equipment and facilities necessary to comply with existing and future regulations. During 2002, the Company’s expenditures for capital projects related to the environment were $1.5 million. These projects are capitalized and depreciated over their estimated useful lives, which is typically 10 years. Recurring costs associated with the operation and maintenance of facilities for waste treatment and disposal and managing environmental compliance in ongoing operations at our manufacturing locations were approximately $8.5 million for 2002 and $7.9 million for 2001. While difficult to project, it is not anticipated that these recurring expenses will increase significantly in the future.

The Company has been named by the government as a potentially responsible party at 18 waste disposal sites where cleanup costs have been or may be incurred under the federal Comprehensive Environmental Response, Compensation and Liability Act and similar state statutes. In addition, damages are being claimed against the Company in general liability actions for alleged personal injury or property damage in the case of some disposal and plant sites. The Company believes that it has made adequate provisions for the costs it may incur with respect to the sites. It is the Company’s accounting policy to record liabilities when environmental assessments and/or remedial efforts are probable and the cost or range of possible costs can be reasonably estimated. When no amount within the range is a better estimate than any other amount, the minimum is accrued. Some of the factors on which the Company bases its estimates include information provided by feasibility studies, potentially responsible party negotiations and the development of remedial action plans. Because reported liabilities are recorded based on estimates, actual amounts could differ from those estimates. After partial remediation payments at certain sites, the Company has estimated a range of possible environmental and legal losses from $7.5 million to $35.1 million at December 31, 2002, compared to $7.4 million to $35.0 million at December 31, 2001. At December 31, 2002 the Company’s reserve was $17.6 million for legal and environmental matters compared to $17.0 million at December 31, 2001. During 2002, non-capital expenditures related to legal and environmental matters approximated $3.0 million compared to $2.6 million expended in 2001.

For certain sites, estimates cannot be made of the total costs of compliance or the Company’s share of such costs; accordingly, the Company is unable to predict the effect thereof on future results of operations. In the event of one or more adverse determinations in any annual or interim period, the impact on results of operations for those periods could be material. However, based upon the Company’s present belief as to its relative involvement at these sites, other viable entities’

responsibilities for cleanup and the extended period over which any costs would be incurred, the Company believes that these matters will not have a material effect on the Company’s financial position. Certain of these matters are discussed in Item 3, Legal Proceedings, in the 2002 Form 10-K Annual Report and in other filings of the Company with the Securities and Exchange Commission, which are available upon request from the Company. See also Note 13, Contingencies, in the Notes to Consolidated Financial Statements for a summary of the environmental proceedings related to certain environmental sites.

Recent Accounting Pronouncements

In April 2001, the EITF released Issue No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products.” Issue No. 00-25 provides guidance regarding the reporting of consideration given by a vendor to a reseller of the vendor’s products. This issue requires certain considerations from vendor to a reseller of the vendor’s products be viewed: (a) as a reduction of the selling prices of the vendor’s products and, therefore, be recorded as a reduction of revenue when recognized in the vendor’s income statement, or (b) as a cost incurred by the vendor for assets or services received from the reseller and, therefore, be recorded as a cost or an expense when recognized in the vendor’s income statement. Issue No. 00-25 is effective for fiscal years beginning after December 15, 2001. The Company’s accounting policies have historically been consistent with the guidance provided in this issue; and, therefore, the adoption of Issue No.00-25 did not have an impact on the Company’s financial position or results of operations.

In June 2001, the FASB issued SFAS No. 141, “Business Combinations,” effective for acquisitions entered into after June 30, 2001. SFAS No. 141 requires the use of the purchase method of accounting for all transactions. The Company has applied the provisions of SFAS No. 141 to the September 13, 2001, acquisition of Manro Performance Chemicals in Stalybridge, UK, and the November 2002 acquisition of the quaternary biocides and specialty surfactants business from Pentagon Chemicals Specialties based in the United Kingdom. See Note 2, Acquisitions, in Notes to Consolidated Financial Statements.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. SFAS No. 143, which is effective for fiscal years beginning after June 15, 2002, supersedes previous guidance for financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset. The Company has determined that adoption of SFAS No. 143 will have no impact on its financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets”. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” SFAS No. 144 was effective January 1, 2002. Adoption of this standard did not have an impact on the Company’s financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Based on the information currently available, adoption of this standard is not expected to have an impact on the Company’s financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”. This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosure about the method of accounting and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years ending after December 15, 2002. Adoption of this standard is not expected to have an impact on the Company’s financial position or results of operations, as the Company has decided not to adopt the fair value based method of accounting for stock-based compensation at this time.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

FOREIGN CURRENCY EXCHANGE RISK

Because the Company operates in the global marketplace, its cash flows and operating results are exposed to foreign currency fluctuations. The Company manufactures and sells products in many foreign locations and, therefore, believes its currency exchange risk is well diversified. Except as noted below, substantially all the Company’s foreign subsidiaries’ financial instruments are denominated in their respective functional currencies. As such, exposure to exchange rate risk on foreign currency financial instruments is not considered significant. Gains or losses on unhedged foreign currency transactions are included in income.

The Company and its foreign subsidiaries periodically use short-term forward exchange contracts to limit the exposure of certain foreign currency transactions and balances to fluctuating exchange rates. As of December 31, 2002, the Company had no outstanding forward exchange contracts.

From time to time, the Company extends U.S. dollar denominated loans or extended trade receivables to its foreign subsidiaries. Gains or losses on such transactions are recorded in income. As of December 31, 2002, the Company had an outstanding loan balance of $8.9 million due from its European subsidiary and trade receivables of $1.5 million due from its Brazilian subsidiary. A hypothetical fluctuation of 10 percent in the exchange rate of the euro or the Brazilian real would result in a gain or loss of $0.9 million or $0.2 million, respectively.

INTEREST RATES

The Company’s debt was composed of fixed-rate and variable-rate borrowings totaling $104.5 million and $13.2 million, respectively, as of December 31, 2002. For 2003, it is projected that interest on variable-rate borrowings will comprise about 19 percent of the Company’s total interest expense. A 10 percent increase or decrease to short-term interest rates would be immaterial to the Company’s operating results or cash flow.

The fair value of the Company’s fixed-rate debt, including current maturities, was estimated to be $113.4 million as of December 31, 2002, which was approximately $8.9 million above the carrying value. Market risk was estimated as the potential increase to the fair value that would result from a hypothetical 10 percent decrease in the Company’s weighted average long-term borrowing rates at December 31, 2002, or $2.8 million. Such a rate decrease would be immaterial to future operating results or cash flow.

COMMODITY PRICE RISK

Certain raw materials used in the manufacture of the Company’s products are subject to price volatility caused by weather, petroleum prices and other unpredictable factors. In many cases, the Company has the ability to pass on raw material price increases to customers. Therefore, commodity financial instruments are generally not used for raw material purchases. Periodically, firm purchase commitments are entered into which fix the price of a specific commodity that will be delivered at a future time. Such commitments usually cover only a portion of the Company’s anticipated requirements. Commodity future and forward contracts are used to a limited extent, most often to aid in managing the Company’s utility costs. As of December 31, 2002, unrealized gains and losses related to such contracts were not material. A hypothetical 10 percent fluctuation in the price of commodities covered by firm commitments and forward contracts would have an immaterial effect on the Company’s financial position, results of operations and cash flow.

Item 8. Financial Statements and Supplementary Data

The following statements and data are included in this item:

Report of Management
Independent Auditors’ Report
Consolidated Balance Sheets (December 31, 2002 and 2001)
Consolidated Statements of Income (For years ended December 31, 2002, 2001 and 2000)
Consolidated Statements of Cash Flow (For years ended December 31, 2002, 2001 and 2000)
Consolidated Statements of Stockholders’ Equity (For years ended December 31, 2002, 2001 and 2000)
Notes to Consolidated Financial Statements
Selected Quarterly Financial Data

Report of Management

Management Report on Financial Statements

The financial statements of Stepan Company and subsidiaries were prepared by and are the responsibility of management. The statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which are appropriate in the circumstances and include some amounts that are based on management’s best estimates and judgments. The Board of Directors, through its Audit Committee, assumes an oversight role with respect to the preparation of the financial statements.

In meeting its responsibility for the reliability of the financial statements, the Company depends on its system of internal accounting control. The system is designed to provide reasonable assurance that assets are safeguarded and that transactions are executed as authorized and are properly recorded. The system is augmented by written policies and procedures and an internal audit department.

The Audit Committee of the Board of Directors, composed solely of directors who are not officers or employees of the Company, meets regularly with management, with the Company’s internal auditors and with its independent certified public accountants to discuss accounting and auditing matters, internal accounting controls and the quality of financial reporting. The independent auditors and the internal auditors have free access to the Audit Committee, without management’s presence.

F. Quinn Stepan

Chairman of the Board and Chief Executive Officer

F. Quinn Stepan, Jr.

President and Chief Operating Officer

James E. Hurlbutt

Vice President & Corporate Controller

February 10, 2003

Independent Auditors’ Report

To the Board of Directors and Stockholders of Stepan Company

Northfield, Illinois

We have audited the accompanying consolidated balance sheets of Stepan Company and subsidiaries (the “Company”) as of December 31, 2002 and 2001 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Stepan Company and subsidiaries as of December 31, 2002 and 2001 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 3, effective January 1, 2002 the Company changed its method of accounting for goodwill and intangible assets upon adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

DELOITTE & TOUCHE LLP

Chicago, Illinois

February 10, 2003

Stepan Company

Consolidated Balance Sheets

December 31, 2002 and 2001

(Dollars in thousands)	2002	2001
Assets
Current Assets:
Cash and cash equivalents	$3,188	$4,224
Receivables, less allowances of $2,696 in 2002 and $2,272 in 2001	99,249	103,190
Inventories (Note 4)	67,985	59,330
Deferred income taxes (Note 7)	7,850	8,810
Other current assets	6,840	5,233

Total current assets	185,112	180,787

Property, Plant and Equipment:
Land	6,433	6,156
Buildings and improvements	77,080	75,720
Machinery and equipment	599,852	564,150
Construction in progress	18,924	20,091

	702,289	666,117
Less: accumulated depreciation	491,239	454,684

Property, plant and equipment, net	211,050	211,433

Goodwill, net (Note 3)	6,753	6,100
Other intangible assets, net (Note 3)	13,349	13,293
Other non-current assets	23,403	27,142

Total assets	$439,667	$438,755

Liabilities and Stockholders’ Equity
Current Liabilities:
Current maturities of long-term debt (Note 5)	$13,387	$10,745
Accounts payable	51,516	62,410
Accrued liabilities (Note 11)	40,114	35,004

Total current liabilities	105,017	108,159

Deferred income taxes (Note 7)	20,065	28,603

Long-term debt, less current maturities (Note 5)	104,304	109,588

Other non-current liabilities (Note 12)	51,452	38,054

Stockholders’ Equity (Note 8):
5½ percent convertible preferred stock, cumulative, voting, without par value; authorized 2,000,000 shares; issued and outstanding 582,632 shares in 2002 and 583,252 shares in 2001	14,566	14,581
Common stock, $1 par value; authorized 30,000,000 shares; issued 9,742,211 shares in 2002 and 9,604,003 shares in 2001	9,742	9,604
Additional paid-in capital	19,358	16,531
Accumulated other comprehensive loss (Note 1)	(25,109)	(15,870)
Retained earnings (approximately $36,513 unrestricted in 2002 and $48,987 in 2001)	157,448	144,658
Less: Treasury stock, at cost, 861,476 shares in 2002 and 782,232 shares in 2001	(17,176)	(15,153)

Stockholders’ equity	158,829	154,351

Total liabilities and stockholders’ equity	$439,667	$438,755

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Stepan Company

Consolidated Statements of Income

For the years ended December 31, 2002, 2001 and 2000

(In thousands, except per share amounts)	2002	2001	2000
Net Sales (Note 1)	$748,539	$711,517	$698,937

Cost of Sales	626,013	604,288	586,911

Gross Profit	122,526	107,229	112,026

Operating Expenses:
Marketing	27,920	24,884	25,166
Administrative	35,779	28,644	32,822
Research, development and technical services (Note 1)	24,897	22,869	22,680

	88,596	76,397	80,668

Operating Income	33,930	30,832	31,358

Other Income (Expenses):
Interest, net (Note 5)	(7,239)	(6,903)	(7,586)
Income from equity in joint venture	3,577	1,869	703

	(3,662)	(5,034)	(6,883)

Income Before Provision for Income Taxes	30,268	25,798	24,475
Provision for Income Taxes (Note 7)	10,139	9,726	9,423

Net Income	$20,129	$16,072	$15,052

Net Income Per Common Share (Note 15):
Basic	$2.18	$1.73	$1.59

Diluted	$2.05	$1.65	$1.53

Shares Used to Compute Net Income Per Common Share (Note 15):
Basic	8,861	8,837	8,948

Diluted	9,802	9,721	9,829

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Stepan Company

Consolidated Statements of Cash Flows

For the years ended December 31, 2002, 2001 and 2000

(Dollars in thousands)	2002	2001	2000
Cash Flows From Operating Activities
Net income	$20,129	$16,072	$15,052
Depreciation and amortization	40,117	39,972	39,277
Recognition of deferred revenues	(459)	(470)	(1,761)
Deferred income taxes	(466)	(2,384)	(4,282)
Environmental and legal liabilities	311	331	5,069
Other non-cash items	(1,460)	1,131	2,085
Changes in working capital:
Receivables, net	3,941	6,062	(1,399)
Inventories	(8,655)	(167)	(7,255)
Accounts payable and accrued liabilities	(5,784)	(5,427)	7,723
Other current assets	(1,607)	(1,042)	201

Net Cash Provided By Operating Activities	46,067	54,078	54,710

Cash Flows From Investing Activities
Expenditures for property, plant and equipment	(36,135)	(34,014)	(28,442)
Business acquisitions, net of cash acquired	(2,185)	(24,640)	—
Other non-current assets	2,833	(131)	(1,830)

Net Cash Used In Investing Activities	(35,487)	(58,785)	(30,272)

Cash Flows From Financing Activities
Revolving debt and notes payable to banks, net	(35,200)	22,200	(1,500)
Other debt borrowings	41,394	1,188	—
Other debt repayments	(8,836)	(9,107)	(7,531)
Purchases of treasury stock, net	(2,023)	(4,632)	(9,548)
Dividends paid	(7,339)	(7,056)	(6,730)
Stock option exercises	2,599	3,151	1,397
Loan costs	(452)	—	—

Net Cash Provided By (Used In) Financing Activities	(9,857)	5,744	(23,912)

Effect of Exchange Rate Changes on Cash	(1,759)	(349)	(959)

Net Increase (Decrease) in Cash and Cash Equivalents	(1,036)	688	(433)
Cash and Cash Equivalents at Beginning of Year	4,224	3,536	3,969

Cash and Cash Equivalents at End of Year	$3,188	$4,224	$3,536

Supplemental Cash Flow Information
Cash payments of income taxes, net of refunds	$9,489	$11,652	$13,262
Cash payments of interest	$7,236	$7,862	$8,775

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Stepan Company

Consolidated Statements of Stockholders’ Equity

For the years ended December 31, 2002, 2001 and 2000

(Dollars in thousands)	Convertible Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Comprehensive Income
Balance January 1, 2000	$19,575	$9,685	$11,391	$(15,332)	$(10,653)	$136,240
Sale of 113,950 shares of common stock under stock option plan	—	114	1,283	—	—	—	—
Purchase of 421,069 shares of common and 16,015 shares of preferred treasury stock, net of sales	—	—	(117)	(9,548)	—	—	—
Retirement of shares of treasury stock:
400,000 shares of common treasury stock		(400)	(535)	8,975	—	(8,010)	—
188,535 shares of preferred stock	(4,713)	—	239	5,384	—	(910)	—
Conversion of preferred stock to common stock	(275)	12	262	—	—	—	—
Net income	—	—	—	—	—	15,052	$15,052
Other comprehensive loss:
Foreign currency translation adjustments	—	—	—	—	(1,771)	—	(1,771)
Unrealized gain (loss) on securities					(604)		(604)

Comprehensive income	—	—	—	—	—	—	$12,677

Cash dividends paid:
Preferred stock ($1.375 per share)	—	—	—	—	—	(815)	—
Common stock (66.25¢ per share)	—	—	—	—	—	(5,915)	—
Non-qualified stock option income tax benefit	—	—	475	—	—	—	—

Balance, December 31, 2000	14,587	9,411	12,968	(10,521)	(13,028)	135,642	—
Sale of 192,650 shares of common stock under stock option plan	—	193	2,958	—	—	—	—
Purchase of 210,865 shares of common stock, net of sales	—	—	(5)	(4,632)	—	—	—
Conversion of preferred stock to common stock	(6)	—	6	—	—	—	—
Net income	—	—	—	—	—	16,072	$16,072
Other comprehensive loss:
Foreign currency translation adjustments	—	—	—	—	(1,414)	—	(1,414)
Unrealized gain (loss) on securities	—	—	—	—	(444)	—	(444)
Minimum pension liability adjustment (net of income taxes of $595)	—	—	—	—	(984)	—	(984)

Comprehensive income	—	—	—	—	—	—	$13,230

Cash dividends paid:
Preferred stock ($1.375 per share)	—	—	—	—	—	(802)	—
Common stock (70.75¢ per share)	—	—	—	—	—	(6,254)	—
Non-qualified stock option income tax benefit	—	—	604	—	—	—	—

Balance, December 31, 2001	14,581	9,604	16,531	(15,153)	(15,870)	144,658	—
Sale of 137,501 shares of common stock under stock option plan	—	138	2,461	—	—	—	—
Purchase of 79,244 shares of common stock, net of sales	—	—	—	(2,023)	—	—	—
Conversion of preferred stock to common stock	(15)	—	15	—	—	—	—
Net income	—	—	—	—	—	20,129	$20,129
Other comprehensive loss:
Foreign currency translation adjustments	—	—	—	—	1,489	—	1,489
Unrealized gain (loss) on securities	—	—	—	—	(564)	—	(564)
Minimum pension liability adjustment (net of income taxes of $6,807)	—	—	—	—	(10,164)	—	(10,164)

Comprehensive income	—	—	—	—	—	—	$10,890

Cash dividends paid:
Preferred stock ($1.375 per share)	—	—	—	—	—	(802)	—
Common stock (73.75¢ per share)	—	—	—	—	—	(6,537)	—
Non-qualified stock option income tax benefit	—	—	351	—	—	—	—

Balance, December 31, 2002	$14,566	$9,742	$19,358	$(17,176)	$(25,109)	$157,448	—

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements

For the years ended December 31, 2002, 2001 and 2000

1. Summary of Significant Accounting Policies

Nature of Operations

Stepan Company (“the Company”) operations consist predominantly of the production and sale of specialty and intermediate chemicals, which are sold to other manufacturers for use in a variety of end products. Principal markets for all products are manufacturers of cleaning and washing compounds (including detergents, shampoos, fabric softeners, toothpastes and household cleaners), paints, cosmetics, food and beverages, agricultural products, plastics, furniture, automotive equipment, insulation and refrigeration.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned foreign subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The investment in the 50 percent owned joint venture in the Philippines is accounted for on the equity method and is included in the “Other Assets” caption on the Consolidated Balance Sheet. The Company’s share of the net earnings of this investment is included in consolidated net income.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents.

Concentration of Credit Risks

The Company grants credit to its customers who are widely distributed across the Americas, Europe, Asia and the Pacific. The Company does not have any one customer whose business represents more than 10 percent of the Company’s consolidated revenue. There is no material concentration of credit risk.

Inventories

Inventories are valued at cost, which is not in excess of market value, and include material, labor and plant overhead costs. The last-in, first-out (LIFO) method is used to determine the cost of the Company’s domestic inventories. The first-in, first-out (FIFO) method is used for all other inventories. Inventories priced at LIFO as of December 31, 2002 and 2001, amounted to 85 and 86 percent of total inventories, respectively.

Property, Plant and Equipment

Depreciation of physical properties is provided on a straight-line basis over the estimated useful lives of various assets. Lives used for calculating depreciation are 30 years for buildings, 15 years for building improvements and from three to 15 years for machinery and equipment. Major renewals and betterments are capitalized in the property accounts, while maintenance and repairs ($17,869,000, $19,366,000, and $18,472,000 in 2002, 2001 and 2000, respectively), which do not renew or extend the life of the respective assets, are charged to operations currently. The cost of property retired or sold and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in income.

Included in property, plant and equipment are costs related to the acquisition and development of internal-use software. Capitalized costs include external direct costs of materials and services consumed in obtaining and developing the software. For development projects where major internal resources are committed, payroll and payroll-related costs incurred during the application development phase of the project are also capitalized. The capitalized costs are amortized over the useful lifes of the software, which are generally three to ten years. Costs incurred in the preliminary project phase are expensed.

Interest charges on borrowings applicable to major construction projects are capitalized.

Revenue Recognition

Revenue is recognized upon shipment of goods to customers, at which time title and risk of loss has passed to the customer. The Company records shipping and handling billed to a customer in a sales transaction as revenue. Costs incurred for shipping and handling are recorded in cost of sales. Volume discounts due to customers are recognized as earned and reported as reductions of revenue in the statement of income.

Environmental Expenditures

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that mitigate or prevent environmental contamination and that benefit future operations are capitalized. Capitalized expenditures are depreciated generally utilizing a 10 year life. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable and the cost or range of possible costs can be reasonably estimated. When no amount within the range is a better estimate than any other amount, the minimum is accrued. Some of the factors on which the Company bases its estimates include information provided by feasibility studies, potentially responsible party negotiations and the development of remedial action plans. Because reported liabilities are recorded based on estimates, actual amounts could differ from those estimates. Legal costs related to environmental matters are expensed as incurred. See Note 13, Contingencies.

Goodwill and Other Intangible Assets

Intangible assets include patents, agreements not to compete, trademarks, customer lists and goodwill, all of which were acquired as part of business acquisitions. These assets are presented net of amortization provided on a straight-line basis over their estimated useful lives generally ranging from five to 15 years.

On January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which is effective for fiscal years beginning after December 15, 2001. This standard establishes new accounting and reporting requirements for goodwill and intangible assets including no amortization of goodwill, separate identification of certain identifiable intangible assets, and an annual assessment for impairment of all goodwill and intangible assets. The provisions of SFAS No. 142 that apply to acquisitions made prior to June 30, 2001, were adopted on January 1, 2002. As a result, the Company stopped recognizing approximately $0.6 million of goodwill amortization expense in 2002. The Company has also completed the initial impairment test of goodwill and intangible assets. Results of this test indicated no impairment at January 1, 2002. See Note 3, Goodwill and Other Intangible Assets.

Research and Development Costs

The Company’s research and development costs are expensed as incurred. These expenses are aimed at discovery and commercialization of new knowledge with the intent that such effort will be useful in developing a new product or in bringing about a significant improvement to an existing product or process. Total expenses were $15,017,000, $13,729,000 and $13,383,000 and in 2002, 2001 and 2000, respectively. The balance of expenses reflected on the Consolidated Statements of Income relates to technical services, which include routine product testing, quality control and sales support service.

Income Taxes

The provision for income taxes includes federal, foreign, state and local income taxes currently payable and those deferred because of temporary differences between the financial statement and tax bases of assets and liabilities. Deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using enacted marginal tax rates. Deferred income tax expenses or credits are based on the changes in the asset or liability from period to period.

Translation of Foreign Currencies

Assets and liabilities of consolidated foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at year end. The resulting translation adjustments are included in stockholders’ equity. Revenues and expenses are translated at average exchange rates prevailing during the year. Gains or losses on foreign currency transactions and the related tax effects are reflected in net income.

Long-Lived Assets

Operating assets and associated goodwill are written down to fair value whenever an impairment review indicates that the carrying value cannot be recovered on an undiscounted cash flow basis. No impairment loss has needed to be recognized for applicable assets of continuing operations.

Stock-Based Compensation

SFAS No. 123, “Accounting for Stock-Based Compensation,” encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no stock-based employee compensation cost is reflected in net income, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provision of SFAS No. 123.

	For the Years Ended December 31
(In thousands, except per share amounts)	2002	2001	2000
Net income, as reported	$20,129	$16,072	$15,052
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	698	925	1,000

Net Income, pro forma	$19,431	$15,147	$14,052

Earnings per share:
Basic – as reported	$2.18	$1.73	$1.59

Basic – pro forma	$2.10	$1.62	$1.48

Diluted – as reported	$2.05	$1.65	$1.53

Diluted – pro forma	$1.99	$1.56	$1.44

The weighted-average fair value of options were $6.19, $6.22 and $6.94 in 2002, 2001 and 2000, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2002, 2001 and 2000: expected dividend yield of 2.75 percent in 2002 and 2001 and 2.50 percent in 2000. Expected volatility of 23.5 percent in 2002, 24.2 percent in 2001, and 24.7 percent in 2000; expected lives of 7.5 years; and risk-free interest rate of 4.89 percent in 2002, 5.14 percent in 2001, and 6.72 percent in 2000.

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

Comprehensive Income

Comprehensive income includes net income and all other nonowner changes in equity that are not reported in net income. For the years ended December 31, 2002 and 2001, the Company’s comprehensive income included net income, foreign currency translation gains and losses, unrealized gains and losses on securities, and a minimum pension liability adjustment. For the year ended December 31, 2000, the Company’s comprehensive income included net income, unrealized gains and losses on securities, and foreign currency translation gains and losses. Comprehensive income is disclosed in the Consolidated Statements of Stockholders’ Equity. At December 31, 2002, the total accumulated other comprehensive loss of $25,109,000 was comprised of $12,327,000 of foreign currency translation adjustments, $1,634,000 of unrealized losses on securities and $11,148,000 of minimum pension liability adjustments (net of income taxes of $7,402,000). At December 31, 2001, the total accumulated other comprehensive loss of $15,870,000 was comprised of $13,816,000 of foreign currency translation adjustments, $1,070,000 of unrealized losses on securities and $984,000 of minimum pension liability adjustments (net of income taxes of $595,000).

Segment Reporting

The Company reports financial and descriptive information about its reportable operating segments. Operating segments are components of the Company that have separate financial information that is regularly evaluated by the chief operating decision maker to assess segment performance and allocate resources. The Company discloses segment revenue, operating income, assets, capital expenditures and depreciation and amortization expenses. Enterprise-wide financial information about the revenues derived from the Company’s products, the geographic locations in which the Company earns revenues and holds assets is also disclosed. See Note 14, Segment Reporting.

Derivative Instruments

In June 1998, the FASB issued SFAS No. 133, as amended, “Accounting for Derivative Instruments and Hedging Activities,” effective for fiscal years beginning after June 15, 1999. The new standard establishes accounting and reporting requirements for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Such instruments are to be recognized on the balance sheet as either an asset or a liability measured at fair value. Changes in fair value must be recognized currently in earnings or in other comprehensive income if specific hedge criteria are met. Special accounting for qualifying hedges allows a derivative instrument’s gains and losses to offset related results on the hedged item in the statement of income, to the extent effective. If a transaction is designated to receive hedge accounting, the Company must establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedge and the measurement approach for determining the ineffective aspect of the hedge.

The Company has limited transactions that fall under the accounting rules of SFAS No. 133. Company policy prohibits the use of financial instruments for trading or speculative purposes. Periodically, the Company enters into forward contracts to minimize exposure related to changing natural gas prices for a portion of the natural gas requirements used in its production facilities. In addition, the Company’s foreign subsidiaries make limited use of short-term forward exchange contracts to minimize the exposure of certain foreign currency transactions and balances to fluctuating exchange rates. As of December 31, 2002, the effects of the forward commodity and exchange contracts were not material to the Company’s consolidated financial statements.

Deferred Compensation

The Company maintains deferred compensation plans. These plans allow management to defer receipt of their bonuses and directors to defer receipt of director fees until retirement or departure from the Company. The plans allow the participant to choose to invest in either Stepan common stock or a limited variety of mutual funds. These assets are owned by the Company and subject to the claims of general creditors of the Company. These plans are accounted for under the requirements of the consensus reached by the Emerging Issues Task Force (“EITF”) of the FASB in issue No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested”. A description of the Company’s deferred compensation accounting policy follows:

The deferred compensation liability to the participants who elect deferral is recorded when the underlying compensation is earned, and recorded as expense. The purchase of Stepan common shares for the plans is recorded as other non-current assets. The purchase of mutual funds is recorded as long term investments. The fair value of the mutual funds was $6,552,000 at December 31, 2002, and $7,674,000 at December 31, 2001. Fluctuations in the value of these assets are recorded as adjustments to the deferred compensation liability and compensation costs included in administrative expense. The dividends, interest and capital gains from the mutual fund assets are recorded as investment income, which is netted against interest expense in the “Other Income” caption of the consolidated statements of income. Unrealized gains and losses resulting from market fluctuations of the mutual funds are recorded as other comprehensive income or expense in stockholders’ equity. Unrealized losses of $564,000 and $444,000 were recorded as other comprehensive expense in 2002 and 2001, respectively.

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

Recent Accounting Pronouncements

In April 2001, the EITF released Issue No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products.” Issue No. 00-25 provides guidance regarding the reporting of consideration given by a vendor to a reseller of the vendor’s products. This issue requires certain considerations from vendor to a reseller of the vendor’s products be viewed: (a) as a reduction of the selling prices of the vendor’s products and, therefore, recorded as a reduction of revenue when recognized in the vendor’s income statement, or (b) as a cost incurred by the vendor for assets or services received from the reseller and, therefore, recorded as a cost or an expense when recognized in the vendor’s income statement. Issue No. 00-25 is effective for fiscal years beginning after December 15, 2001. The Company’s accounting policies have historically been consistent with the guidance provided in this issue; and, therefore, the adoption of Issue No.00-25 on January 1, 2002, did not have an impact on the Company’s financial position or results of operations.

In June 2001, the FASB issued SFAS No. 141, “Business Combinations,” effective for acquisitions entered into after June 30, 2001. SFAS No. 141 requires the use of the purchase method of accounting for all transactions. The Company has applied the provisions of SFAS No. 141 to the September 13, 2001, acquisition of Manro Performance Chemicals in Stalybridge, UK and the November 2002 acquisition of quaternary biocides and specialty surfactants business from Pentagon Chemicals Specialties based in the United Kingdom. See Note 2, Acquisitions.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. SFAS No. 143, which is effective for fiscal years beginning after June 15, 2002, supersedes previous guidance for financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset. The Company has determined that adoption of SFAS No. 143 will have no impact on its financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets”. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS No. 144 was effective January 1, 2002. Adoption of this standard did not have an impact on the Company’s financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Based on the information currently available, adoption of this standard is not expected to have an impact on the Company’s financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”. This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosure about the method of accounting and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years ending after December 15, 2002. Adoption of this standard is not expected to have an impact on the Company’s financial position or results of operations, as the Company has decided not to adopt the fair value based method of accounting for stock-based compensation at this time.

Reclassifications

Certain amounts in the 2001 and 2000 financial statements have been reclassified to conform to the 2002 presentation.

2. Acquisitions

On September 13, 2001, the Company acquired the stock of Manro Performance Chemicals Limited based in Stalybridge, UK, and changed its name to Stepan UK Limited. Stepan UK Limited manufactures surfactants for a wide range of customers, and specializes in anionic surfactants, hydrotropes and acid catalysts.

The acquisition was accounted for as a purchase in accordance with SFAS No. 141. The acquisition cost was $24.6 million, which was $1.2 million in excess of the fair value of Stepan UK Limited net assets. The $1.2 million excess acquisition cost over net assets was recorded as goodwill, which in accordance with SFAS No. 142, has not been amortized, but is subject to an annual test for impairment. The purchase price allocation was finalized in the first half of 2002. This acquisition was funded through the Company’s committed lines of credit. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition.

At September 13, 2001 (Unaudited)

(In thousands)

Current assets	$13,937
Property, plant and equipment	17,950
Goodwill	1,211

Total assets acquired	$33,098

Current liabilities	$8,458
Total liabilities assumed	8,458

Net assets acquired	$24,640

Following are the unaudited pro forma financial results prepared under the assumption that the acquisition of Stepan UK Limited had been completed at the beginning of the year 2000. These pro forma financial results include the assumption that the acquisition price of $24.6 million was funded through the Company’s committed lines of credit. Applied weighted average interest rates were 6.97 percent in 2000 and 4.63 percent in 2001.

PRO FORMA FINANCIAL RESULTS

	Twelve Months Ended December 31
(Dollars and shares in thousands, except per share amounts)	2001	2000
Net Sales	$743,369	$741,097
Income Before Income Taxes	$27,273	$23,154
Net Income	$16,994	$14,239
Net Income Per Common Share:
Basic	$1.83	$1.50

Diluted	$1.75	$1.45

Shares used to compute Earnings Per Common Share:
Basic	8,837	8,948

Diluted	9,721	9,829

These pro forma statements represent the Company’s determination of adjustments associated with the purchase of Stepan UK Limited and are based upon available information and certain assumptions that the Company believes to be reasonable. Consequently, the actual results may differ from the Pro Forma results.

On November 20, 2002, the Company’s wholly owned subsidiary, Stepan UK Ltd. acquired the quaternary biocides and specialty surfactant business from Pentagon Chemicals Specialties based in the United Kingdom. The acquired product lines are sold primarily to the institutional cleaning product market. No manufacturing facilities were included in this acquisition. The allocation of the purchase price is not yet complete, but has initially been recorded to intangible assets, including goodwill, non-compete agreement, know-how and customer list. This acquisition is not material to the Company’s results of operations, therefore, pro forma financial data is not presented.

3. Goodwill and Other Intangible Assets

On January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which is effective for fiscal years beginning after December 15, 2001. This standard establishes new accounting and reporting requirements for goodwill and intangible assets including no amortization of goodwill, separate identification of certain identifiable intangible assets, and an annual assessment for impairment of all goodwill and intangible assets. The following is a reconciliation of the Company’s reported net income, basic earnings per share and diluted earnings per share to the amounts that would have been reported had the new accounting rules been in effect at January 1, 2001:

	December 31
(In thousands, except per share data)	2002	2001
Reported net income	$20,129	$16,072
Add back: Goodwill amortization	—	474

Adjusted net income	$20,129	$16,546

Basic earnings per share:
Reported basic earnings per share	$2.18	$1.73
Add back: Goodwill amortization	—	0.05

Adjusted basic earnings per share	$2.18	$1.78

Diluted earnings per share:
Reported diluted earnings per share	$2.05	$1.65
Add back: Goodwill amortization	—	0.05

Adjusted diluted earnings per share	$2.05	$1.70

The Company’s net carrying values of goodwill were $6,753,000 and $6,100,000 as of December 31, 2002 and December 31, 2001, respectively. The entire amount of goodwill relates to the surfactants’ reporting unit, and the increase in 2002 is primarily due to the UK quaternary biocides and specialty surfactant acquisition in November 2002.

The following table reflects the components of all other intangible assets, which all have finite lives, as of December 31, 2002 and 2001.

	Gross Carrying Amount		Accumulated Amortization
	December 31		December 31
(In thousands)	2002	2001	2002	2001
Other Intangible Assets:
Patents	$2,000	$2,000	$600	$466
Trademarks, customer lists, know-how	18,061	17,095	6,595	5,386
Non-compete Agreements	1,483	1,000	1,000	950

Total	$21,544	$20,095	$8,195	$6,802

Aggregated amortization expense for the years ended December 31, 2002 and 2001, were $1,393,000 and $1,589,000, respectively. Amortization expense is recorded based on useful lives ranging from 5 to 15 years. Estimated amortization expense for identifiable intangibles assets, other than goodwill, for each of the succeeding fiscal years is as follows:

(In thousands)

For year ended 12/31/03	$1,587
For year ended 12/31/04	$1,587
For year ended 12/31/05	$1,587
For year ended 12/31/06	$1,426
For year ended 12/31/07	$1,182

4. Inventories

The composition of inventories is as follows:

	December 31
(Dollars in thousands)	2002	2001
Finished products	$40,875	$33,932
Raw materials	27,110	25,398

Total inventories	$67,985	$59,330

If the first-in, first-out (FIFO) inventory valuation method had been used, inventories would have been approximately $5,293,000 and $7,500,000 higher than reported at December 31, 2002 and 2001, respectively.

5. Debt

Debt is composed of the following:

		December 31
(Dollars in thousands)	Maturity Dates	2002	2001
Unsecured promissory notes
6.59%	2003 – 2013	$30,000	$30,000
6.86%	2009 – 2015	30,000	—
7.77%	2003 – 2010	21,819	24,545
7.22%	2003 – 2007	15,000	18,000
7.69%	2003 – 2005	6,000	8,000
9.70%	2003	667	1,667
Unsecured bank debt	2007	—	35,200
Debt of foreign subsidiaries payable in foreign currency:
Bank debt	2003 – 2009	13,108	—
Other	2003 – 2010	1,097	2,921

Total debt		117,691	120,333
Less current maturities		13,387	10,745

Long-term debt		$104,304	$109,588

Unsecured bank debt at December 31, 2002, consisted of no borrowings under a committed $60,000,000 domestic revolving credit agreement with interest at varying rates averaging 2.47 percent during the year. The agreement requires a commitment fee to be paid on the unused portion of the commitment, which averaged 0.14 percent during the year. Periodically, the Company had other borrowings under notes payable to banks under which there were no outstanding balances at December 31, 2002 and 2001.

Stepan Europe completed an $11.7 million (denominated in euros) bank loan, secured by assets in Europe, during March 2002. This 7-year term loan bears interest at rates set quarterly, based on 90-day EURIBOR plus 1.825 percent.

The various loan agreements contain provisions, which, among others, require maintenance of certain financial ratios and place limitations on additional debt, investments and payment of dividends. Unrestricted retained earnings were $36,513,000 and $48,987,000 at December 31, 2002 and 2001, respectively. The Company is in compliance with all loan agreements.

Debt at December 31, 2002, matures as follows: $13,387,000 in 2003; $12,764,000 in 2004; $12,819,000 in 2005; $10,724,000 in 2006; $10,632,000 in 2007 and $57,365,000 after 2007.

The fair value of the Company’s fixed-rate debt, including current maturities, was estimated to be $113,400,000 compared to a carrying value of $104,500,000 as of December 31, 2002.

Net interest expense for the years ended December 31 is composed of the following:

(Dollars in thousands)	2002	2001	2000
Interest expense	$7,869	$7,858	$8,724
Interest income	(167)	(229)	(124)
Investment income	(149)	(265)	(742)

	7,553	7,364	7,858
Capitalized interest	(314)	(461)	(272)

Interest expense, net	$7,239	$6,903	$7,586

6. Leased Properties

The Company leases certain property and equipment (primarily transportation equipment, buildings and computer equipment) under operating leases. Total rental expense was $4,084,000, $4,174,000, and $4,242,000 in 2002, 2001 and 2000, respectively.

Minimum future rental payments under non-cancelable operating leases with terms in excess of one year as of December 31, 2002, are:

(Dollars in thousands)	Year	Amount
	2003	$2,541
	2004	1,918
	2005	1,667
	2006	1,355
	2007	1,233
	Subsequent to 2007	5,726

Total minimum future rental payments		$14,440

7. Income Taxes

The provision for taxes on income and the related income before taxes are as follows:

(Dollars in thousands)	2002	2001	2000
Taxes on Income
Federal
Current	$7,687	$9,036	$9,901
Deferred	(1,574)	(2,596)	(3,417)
State
Current	1,228	1,393	1,700
Deferred	(443)	(344)	(456)
Foreign
Current	1,690	1,681	2,104
Deferred	1,551	556	(409)

Total	$10,139	$9,726	$9,423

Income before Taxes
Domestic	$21,783	$21,277	$20,922
Foreign	8,485	4,521	3,553

Total	$30,268	$25,798	$24,475

U.S. income taxes have not been provided on $39,779,000 of undistributed earnings of the Company’s foreign subsidiaries, or on the equity income of its foreign joint venture. In general, the Company reinvests earnings of foreign subsidiaries in their operations indefinitely. However, the Company will repatriate earnings from a subsidiary where excess cash has accumulated and it is advantageous for tax or foreign exchange reasons. Because of the probable availability of foreign tax credits, it is not practicable to estimate the amount, if any, of the deferred tax liability on earnings reinvested indefinitely.

The variations between the effective and statutory U.S. federal income tax rates are summarized as follows:

	2002		2001		2000
(Dollars in thousands)	Amount	%	Amount	%	Amount	%
Federal income tax provision at statutory tax rate	$10,593	35.0	$9,029	35.0	$8,566	35.0
State taxes on income less applicable federal tax benefit	510	1.7	682	2.6	809	3.3
Foreign income taxed at different rates	270	0.9	655	2.5	452	1.9
Effect of equity in foreign joint venture	(860)	(2.8)	(654)	(2.5)	(198)	(0.8)
Other items	(374)	(1.3)	14	0.1	(206)	(0.9)

Total income tax provision	$10,139	33.5	$9,726	37.7	$9,423	38.5

The net deferred tax liability at December 31 comprises the following:

(Dollars in thousands)	2002	2001
Current deferred income taxes
Assets	$9,432	$9,448
Liabilities	(1,582)	(638)

Total net current deferred tax assets	7,850	8,810
Non-current deferred income taxes
Assets	24,784	19,576
Liabilities	(44,849)	(48,179)

Total net non-current deferred tax liabilities	(20,065)	(28,603)

Net deferred tax liability	$(12,215)	$(19,793)

At December 31, the tax effect of significant temporary differences representing deferred tax assets and liabilities is as follows:

(Dollars in thousands)	2002	2001
Tax over book depreciation	$(40,167)	$(40,884)
Safe Harbor leases	(1,646)	(2,032)
SFAS No. 87 pension accounting	4,954	(2,506)
State income tax accrual	1,094	1,788
Deferred revenue	1,083	1,415
Book reserves deductible in other periods	21,019	21,235
Other, net	1,448	1,191

Net deferred tax liability	$(12,215)	$(19,793)

8. Stockholders’ Equity

The Company’s preferred stock is convertible at the option of the holder at any time (unless previously redeemed) into shares of common stock at a conversion of 1.14175 shares of common stock for each share of preferred stock. Dividends on preferred stock accrue at a rate of $1.375 per share per annum, which are cumulative from the date of original issue. The Company may not declare and pay any dividend or make any distribution of assets (other than dividends or other distribution payable in shares of common stock) or redeem, purchase or otherwise acquire, shares of common stock, unless all accumulated and unpaid preferred dividends have been paid or are contemporaneously declared and paid. The preferred stock is subject to optional redemption by the Company, in whole or in part, at any time. On September 1, 2002, the redemption price was reduced to the minimum redemption price of $25 per share plus accrued and unpaid dividends thereon to the date fixed for redemption. Preferred stock is entitled to 1.14175 votes per share on all matters submitted to stockholders for action and votes together with the common stock as a single class, except as otherwise provided by law or the Certificate of Incorporation of the

Company. There is no mandatory redemption or sinking fund obligation with respect to the preferred stock.

No retirement of treasury stock took place during 2002 or 2001. At December 31, 2001, treasury stock consisted only of 782,232 shares of common stock. At December 31, 2002, treasury stock consisted only of 861,476 shares of common stock.

9. Stock Option Plans

The Company has two fixed stock option plans: the 1992 Plan and the 2000 Plan. The 1992 Plan extends participation to directors who are not employees of the Company. It authorizes the award of up to 1,600,000 shares of the Company’s common stock for stock options (“options”) and stock appreciation rights (“SAR”). SARs entitle the employee to receive an amount equal to the difference between the fair market value of a share of common stock at the time the SAR is exercised and the exercise price specified at the time the SAR is granted. No further grants may be made under the 1992 Plan after December 31, 2001. The 2000 Plan, which also extends participation to non-employee directors, authorizes the award of 1,000,000 shares of the Company’s common stock for options, SAR and stock awards. A stock award is a grant of shares of stock to an employee, the earnings vesting or distribution of which is subject to certain conditions established by the Compensation and Development Committee of the Board of Directors. Options are granted at the market price on the date of grant. An option may not be exercised within two years from the date of grant and no option will be exercisable after 10 years from the date granted.

A summary of the status of the Company’s stock option plans at December 31, 2002, 2001 and 2000, and changes during the years then ended is presented as follows:

	2002 Shares	Weighted- Average Exercise Price	2001 Shares	Weighted- Average Exercise Price	2000 Shares	Weighted- Average Exercise Price
Options outstanding, beginning of year	1,258,708	$20.93	1,502,899	$20.49	1,222,363	$19.38
Options exercised	(137,501)	18.89	(192,650)	16.35	(113,950)	12.26
Options canceled/lapsed	(61,492)	27.49	(78,171)	24.48	(24,238)	25.43
Options granted	329,083	23.89	26,630	23.30	418,724	21.77

Options outstanding, end of year	1,388,798	21.55	1,258,708	20.93	1,502,899	20.49

Option price range at end of year	$14.000-30.969		$14.000-30.969		$12.563-30.969
Option price range for exercised shares	$14.000-24.969		$12.563-19.750		$9.438-19.750
Options available for grant at end of year	635,052		912,616		861,075
Options exercisable	1,049,843		876,858		1,034,668

A summary of stock options outstanding at December 31, 2002, is as follows:

		Options Outstanding		Options Exercisable
Range of Exercise Price	Number Outstanding at 12/31/02	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at 12/31/02	Weighted- Average Exercise Price
$14.000	254,000	1.33	$14.00	254,000	$14.00
$19.250-$21.750	574,533	5.73	20.79	574,533	20.79
$23.145-$30.969	560,265	7.55	25.75	221,310	28.65

	1,388,798	5.66	$21.55	1,049,843	$20.80

10. Pension Plans

The Company has non-contributory defined benefit plans covering substantially all employees and two non-qualified defined benefit pension plans (a supplemental executive plan and an outside directors plan). The benefits under these plans are based primarily on years of service and compensation levels. The Company funds the qualified pension plans up to the maximum amount deductible for income tax purposes. The plans’ assets consist principally of marketable equity securities and government and corporate debt securities. The plans’ assets at December 31, 2002 and 2001 included $10,468,000 and $10,239,000, respectively, of the Company’s common stock.

Net 2002, 2001 and 2000 periodic pension cost for the plans consisted of the following:

(Dollars in thousands)	2002	2001	2000
Service cost	$2,580	$2,273	$2,119
Interest cost on projected benefit obligation	4,852	4,434	4,190
Expected return on plan assets	(6,445)	(6,233)	(5,812)
Amortization of unrecognized net transition assets	—	—	(557)
Amortization of unrecognized prior service cost	454	475	437
Amortization of unrecognized net loss (gain)	18	(418)	(477)

Net pension expense (income)	$1,459	$531	$(100)

Changes in benefit obligations for the years ending December 31, 2002 and 2001, were as follows:

(Dollars in thousands)	2002	2001
Benefit obligation at beginning of year	$66,900	$59,714
Service cost	2,580	2,273
Interest cost	4,852	4,434
Plan amendments	—	92
Actuarial loss	9,241	2,598
Benefits paid	(2,451)	—
Special termination benefits	48	(2,211)

Benefit obligation at end of year	$81,170	$66,900

Changes in the fair value of plan assets during years 2002 and 2001 were as follows:

(Dollars in thousands)	2002	2001
Fair value of plan assets at beginning of year	$63,319	$73,664
Actual return on plan assets	(7,212)	(8,319)
Employer contributions	504	185
Benefits paid	(2,451)	(2,211)

Fair value of plan assets at end of the year	$54,160	$63,319

The reconciliation of the funded status of the plans at December 31 was as follows:

(Dollars in thousands)	2002	2001
Plan assets (less than) in excess of projected benefit obligations	$(27,010)	$(3,581)
Unrecognized prior service cost	1,719	2,173
Unrecognized net loss (gain)	29,091	6,211

Net amount recognized	$3,800	$4,803

At December 31, 2002, all of the plans had accumulated benefit obligations in excess of plan assets and, therefore, were underfunded. At December 31, 2002, the projected benefit obligation, the accumulated benefit obligation and fair value of plans assets were $81,170,000, $70,809,000 and $54,160,000, respectively.

The amounts recognized in the Consolidated Balance Sheets at December 31 consisted of the following:

(Dollars in thousands)	2002	2001
Prepaid benefit cost	—	$6,762
Accrued benefit liability	$(16,649)	(5,037)
Intangible asset	1,898	1,499
Accumulated other comprehensive loss	18,551	1,579

Net amount recognized	$3,800	$4,803

The prepaid benefit cost and intangible asset amounts are included in the “Other Assets” caption of the Consolidated Balance Sheets. The accumulated other comprehensive loss amount is included in the “Stockholders’ Equity” section of the Consolidated Balance Sheets.

The weighted-average assumptions as of December 31, 2002, 2001 and 2000, were as follows:

	2002	2001	2000
Discount rate	6.50%	7.25%	7.50%
Expected return on plan assets	8.50%	8.50%	8.50%
Rate of compensation increase	4.00%-6.00%	4.00%-6.00%	4.00%-6.00%

The prior service costs are being amortized over the average remaining service lives of employees expected to receive benefits.

11. Accrued Liabilities

Accrued liabilities consists of:

	December 31
(Dollars in thousands)	2002	2001
Accrued payroll and benefits	$19,308	$15,817
Accrued customer discounts	8,344	8,669
Other accrued liabilities	12,462	10,518

Total accrued liabilities	$40,114	$35,004

12. Other Non-Current Liabilities

Other non-current liabilities consists of:

	December 31
(Dollars in thousands)	2002	2001
Deferred revenue	$2,109	$2,568
Environmental and legal matters	14,091	13,964
Deferred compensation liability	16,583	16,653
Pension liability	16,528	2,591
Other non-current liabilities	2,141	2,278

Total other non-current liabilities	$51,452	$38,054

13. Contingencies

There are a variety of legal proceedings pending or threatened against the Company. Some of these proceedings may result in fines, penalties, judgments or costs being assessed against the Company at some future time. The Company’s operations are subject to extensive local, state and federal regulations, including the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) and the Superfund amendments of 1986 (“Superfund”). The Company and others have been named as potentially responsible parties at affected geographic sites. As discussed in Management’s Discussion and Analysis of Financial Condition

and Results of Operations, the Company believes that it has made adequate provisions for the costs it may incur with respect to these sites.

After partial remediation payments at certain sites, the Company has estimated a range of possible environmental and legal losses from $7.5 million to $35.1 million at December 31, 2002, compared to $7.4 million to $35.0 million at December 31, 2001. At December 31, 2002, the Company’s best estimate of the reserve for such losses was $17.6 million for legal and environmental matters compared to $17.0 million at December 31, 2001. The Company made payments of $3.0 million in 2002 and $2.6 million in 2001 related to legal costs, settlements and costs related to remedial design studies at various sites.

For certain sites, estimates cannot be made of the total costs of compliance, or the Company’s share of such costs; accordingly, the Company is unable to predict the effect thereof on future results of operations. In the event of one or more adverse determinations in any annual or interim period, the impact on results of operations for those periods could be material. However, based upon the Company’s present belief as to its relative involvement at these sites, other viable entities’ responsibilities for cleanup, and the extended period over which any costs would be incurred, the Company believes that these matters will not have a material effect on the Company’s financial position.

Maywood, New Jersey, Site

The Company’s site in Maywood, New Jersey and property formerly owned by the Company adjacent to its current site, were listed on the National Priorities List in September 1993 pursuant to the provisions of the Comprehensive Environmental Response Compensation and Liability Act (CERCLA) because of certain alleged chemical contamination. Pursuant to an Administrative Order on Consent entered into between the United States Environmental Protection Agency (USEPA) and the Company for property formerly owned by the Company, and the issuance of an order by USEPA to the Company for property currently owned by the Company, the Company completed a Remedial Investigation Feasibility Study (RI/FS) in 1994. The Company submitted the Draft Final FS for Soil and Source Areas (Operable Unit 1) in September 2002. In addition, the Company has also submitted additional information regarding the remediation, most recently in October 2002. Discussions between USEPA and the Company are continuing. The Company is awaiting the issuance of a Record of Decision (ROD) from USEPA relating to the currently owned and formerly owned Company property and the proposed remediation. The final ROD will be issued sometime after the public comment period.

In 1985, the Company entered into a Cooperative Agreement with the United States of America represented by the Department of Energy (Agreement). Pursuant to this Agreement, the Department of Energy (DOE) took title to radiological contaminated materials and was to remediate, at its expense, all radiological waste on the Company’s property in Maywood, New Jersey. The Maywood property (and portions of the surrounding area) were remediated by the DOE under the Formerly Utilized Sites Remedial Action Program, a federal program under which the U.S. Government undertook to remediate properties which were used to process radiological material for the U.S. Government. In 1997, responsibility for this clean-up was transferred to the United States Army Corps of Engineers (USACE). On January 29, 1999, the Company received a copy of a USACE Report to Congress dated January 1998 in which the USACE expressed their intention to evaluate, with the USEPA, whether the Company and/or other parties might be responsible for cost recovery or contribution claims related to the Maywood site. Subsequent to the issuance of that report, the USACE advised the Company that it had requested legal advice from the Department of Justice as to the impact of the Agreement.

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

Ewan and D’Imperio Sites

As reported previously, the Company has been named as a potentially responsible party (PRP) in the case USEPA v. Jerome Lightman (92 CV 4710 D. N. J.), which involves the Ewan and D’Imperio Superfund Sites located in New Jersey. Trial on the issue of the Company’s liability at these sites was completed in March 2000. The Company is awaiting a decision from the court. If the Company is found liable at either site, a second trial as to the Company’s allocated share of clean-up costs at these sites will likely be held in 2003. The Company believes it has adequate defenses to the issue of liability. In the event of an unfavorable outcome related to the issue of liability, the Company believes it has adequate reserves. On a related matter, the Company has filed an appeal to the United States Third Circuit Court of Appeals objecting to the lodging of a partial consent decree in favor of the United States Government in this action. Under the partial consent decree, the government recovered past costs at the site from all PRPs including the Company. The Company paid its assessed share but by objecting to the partial consent decree, the Company is seeking to recover back the sums it paid.

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

Liquid Dynamics Site

The Company received a General Notice of Potential Liability letter from the USEPA dated October 18, 2002, regarding the Liquid Dynamics Site located in Chicago, Illinois. The Company submitted a response to USEPA on November 5, 2002, stating that it is interested in negotiating a resolution of its potential responsibility at this site. Based on the fact that the Company believes it is de minimis at this site, the Company believes that a resolution of its liability at this site will not have a material impact on the financial condition of the Company.

Wilmington Site

As reported previously in the Company’s Quarterly Report Form 10-Q for the quarter ended September 30, 1994 and various subsequent reports, the Company received a Request for Information from the Commonwealth of Massachusetts Department of Environmental Protection relating to the Company’s formerly-owned site at 51 Eames Street, Wilmington, Massachusetts. The Company received a copy of another Request for Information regarding this site dated October 18, 2002. The Company’s response to this request was filed December 20, 2002. The Company is currently investigating this matter and therefore, cannot predict what its liability, if any, will be for this site.

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

The Company evaluates the performance of its segments and allocates resources based on operating income before interest income/expense, other income/expense items and income tax provisions. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. There is no intersegment revenue and all intercompany transactions are eliminated from segments’ revenue.

Segment data for the three years ended December 31, 2002, 2001 and 2000, was as follows:

(Dollars in thousands)	Surfactants	Polymers	Specialty Products	Segment Totals
2002
Net sales	$599,436	$124,332	$24,771	$748,539
Operating income	45,064	17,381	6,983	69,428
Assets	326,164	48,383	18,871	393,418
Capital expenditures	20,416	6,611	1,577	28,604
Depreciation and amortization expenses	30,461	5,500	1,411	37,372

2001
Net sales	$558,927	$127,722	$24,868	$711,517
Operating income	35,168	17,264	7,807	60,239
Assets	337,880	43,427	17,724	399,031
Capital expenditures	22,408	2,529	1,689	26,626
Depreciation and amortization expenses	30,472	5,656	1,290	37,418

2000
Net sales	$537,006	$140,786	$21,145	$698,937
Operating income	41,718	21,001	3,130	65,849
Assets	310,820	53,314	18,121	382,255
Capital expenditures	23,333	3,427	986	27,746
Depreciation and amortization expenses	30,276	5,981	1,334	37,591

Below are reconciliations of segment data to the accompanying consolidated financial statements:

(Dollars in thousands)	2002	2001	2000
Operating income – segment totals	$69,428	$60,239	$65,849
Unallocated corporate expenses(a)	(35,498)	(29,407)	(34,491)
Interest expense	(7,239)	(6,903)	(7,586)
Income from equity in joint venture	3,577	1,869	703

Consolidated income before income taxes	$30,268	$25,798	$24,475

Assets – segment totals	$393,418	$399,031	$382,255
Unallocated corporate assets(b)	46,249	39,724	35,337

Consolidated assets	$439,667	$438,755	$417,592

Capital expenditures – segment totals	$28,604	$26,626	$27,746
Unallocated corporate expenditures	7,531	7,388	696

Consolidated capital expenditures	$36,135	$34,014	$28,442

Depreciation and amortization expenses – segment totals	$37,372	$37,418	$37,591
Unallocated corporate depreciation expenses	2,745	2,554	1,686

Consolidated depreciation and amortization expenses	$40,117	$39,972	$39,277

(a)	Includes corporate administrative and corporate manufacturing expenses which are not included in segment operating income and not used to evaluate segment performance.
(b)	In cludes items such as deferred tax asset, prepaid pension asset, joint venture investment, long term investments, corporate fixed assets and LIFO inventory reserve which are not allocated to segments.

Company-wide geographic data for the years ended December 31, 2002, 2001 and 2000, is as follows (net sales attributed to countries based on selling location):

(Dollars in thousands)	2002	2001	2000
Net sales
United States	$546,647	$550,208	$569,357
All foreign countries	201,892	161,309	129,580

Total	$748,539	$711,517	$698,937

Long-lived assets
United States	$159,880	$172,090	$180,369
All foreign countries	51,170	39,343	17,778

Total	$211,050	$211,433	$198,147

15. Earnings Per Share

Below is the computation of basic and diluted earnings per share for the years ended December 31, 2002, 2001 and 2000:

(In thousands, except per share amounts)	2002	2001	2000
Computation of Basic Earnings per Share
Net income	$20,129	$16,072	$15,052
Deduct dividends on preferred stock	802	802	815

Income applicable to common stock	$19,327	$15,270	$14,237
Weighted-average number of shares outstanding	8,861	8,837	8,948

Basic earnings per share	$2.18	$1.73	$1.59

Computation of Diluted Earnings per Share
Net income	$20,129	$16,072	$15,052
Weighted-average number of shares outstanding	8,861	8,837	8,948
Add net shares from assumed exercise of options (under treasury stock method)	275	218	203
Add weighted-average shares from assumed conversion of convertible preferred stock	666	666	678

Shares applicable to diluted earnings	9,802	9,721	9,829

Diluted earnings per share	$2.05	$1.65	$1.53

Selected Quarterly Financial Data

(Dollars in thousands, except per share data)

	2002
Quarter	First	Second	Third	Fourth	Year
Net Sales	$181,156	$188,795	$193,344	$185,244	$748,539
Gross Profit	28,969	35,233	31,065	27,259	122,526
Interest, net	(1,790)	(1,707)	(1,743)	(1,999)	(7,239)
Pre-tax Income	6,146	12,794	8,293	3,035	30,268
Net Income	3,810	8,217	5,675	2,427	20,129
Net Income per Diluted Share	0.39	0.84	0.58	0.25	2.05

	2001
Quarter	First	Second	Third	Fourth	Year
Net Sales	$176,857	$182,767	$173,829	$178,064	$711,517
Gross Profit	25,901	29,701	26,483	25,144	107,229
Interest, net	(1,905)	(1,757)	(1,713)	(1,528)	(6,903)
Pre-tax Income / (Loss)	6,136	8,818	11,205	(361)	25,798
Net Income	3,710	5,427	6,846	89	16,072
Net Income/(Loss) per Diluted Share	0.38	0.56	0.70	(0.01)	1.65

Item	9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

See Accounting and Auditing Matters section of the Proxy Statement dated March 28, 2003, which is incorporated by reference herein.

PART III

Item 10. Directors and Executive Officers of the Registrant

(a) Directors

See Company’s Proxy Statement dated March 28, 2003, for Directors of the Registrant, which is incorporated by reference herein.

(b) Executive Officers

See Executive Officers of the Registrant in Part 1 above.

Item 11. Executive Compensation

See Company’s Proxy Statement dated March 28, 2003, which is incorporated by reference herein.

Item	12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

See Company’s Proxy Statement dated March 28, 2003, which is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions

None

PART IV

Item 14. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures conducted within 90 days of the date of filing this report on Form 10-K, our Chief Executive Officer and our acting Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934) are effective.

(b)	Changes in Internal Controls

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	Financial Statements

See Item 8 for the Consolidated Financial Statements and supplementary data included in this Form 10-K.

(b)	Reports on Form 8-K

None

(c)	Exhibits

See Exhibit Index filed herewith

Supplementary Schedule

See Supplemental Schedule to Consolidated Financial Statements filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEPAN COMPANY
By:	/s/ James E. Hurlbutt Vice President and Corporate Controller

March 21, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ F. Quinn Stepan. F. Quinn Stepan	Chairman, Chief Executive Officer and Director	March 21, 2003

/s/ F. Quinn Stepan, Jr. F. Quinn Stepan, Jr.	President, Chief Operating Officer and Director	March 21, 2003

/s/ James E. Hurlbutt James E. Hurlbutt	Vice President and Corporate Controller	March 21, 2003

/s/ Stephen D. Newlin Stephen D. Newlin	Director	March 21, 2003

/s/ Thomas F. Grojean Thomas F. Grojean	Director	March 21, 2003

/s/ Paul H. Stepan Paul H. Stepan	Director	March 21, 2003

/s/ Robert D. Cadieux Robert D. Cadieux	Director	March 21, 2003

/s/ Robert G. Potter Robert G. Potter	Director	March 21, 2003

James E. Hurlbutt, pursuant to powers of attorney executed by each of the directors and officers listed above, does hereby execute this report on behalf of each of such directors and officers in the capacity in which the name of each appears above.

March 21, 2003

James E. Hurlbut

CERTIFICATIONS

I, F. Quinn Stepan, certify that:

1.	I have reviewed this annual report on Form 10-K of Stepan Company;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 21, 2003	/s/ F. Quinn Stepan
F. Quinn Stepan Chairman and Chief Executive Officer

CERTIFICATIONS

I, James E. Hurlbutt, certify that:

1.	I have reviewed this annual report on Form 10-K of Stepan Company;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2003	/s/ James E. Hurlbutt
James E. Hurlbutt Vice President & Corporate Controller

SUPPLEMENTAL SCHEDULE TO CONSOLIDATED FINANCIAL STATEMENTS

FOR YEARS ENDED

DECEMBER 31, 2002, 2001 AND 2000

AS REQUIRED TO COMPLY WITH REGULATION S-X

Schedule II - Allowance for Doubtful Accounts:

Below is an analysis of the allowance for doubtful accounts for the three years ended December 31:

(In Thousands)	2002	2001	2000
Balance, Beginning of Year	$2,272	$3,154	$2,389
Provision/(Benefit) charged to income	583	(156)	1,281
Accounts written off, net of recoveries	(159)	(726)	(516)

Balance, End of Year	$2,696	$2,272	$3,154

Certain supplemental schedules are not submitted because they are not applicable or not required, or because the required information is included in the financial statements or notes thereto.

EXHIBIT INDEX

Exhibit No.	Description
(3)a

Copy of the Certificate of Incorporation, and the Certificates of Amendment of Certificate of Incorporation, dated May 6, 1968, April 20, 1972, April 16, 1973, December 2, 1983. Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1983, and incorporated herein by reference.

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

(4)h(1)

Copy of Amended and Restated Note Agreement dated as of December 1, 2002, regarding 7.69% Amended and Restated Senior Notes, Series A, due June 30, 2005 and 7.77% Amended and Restated Senior Notes, Series B, due June 30, 2010 (amending Loan Agreement dated June 15, 1995, with Aid Association for Lutherans, the Northwestern Mutual Life Insurance Company and The Mutual Life Insurance Company of New York). (Note 19)

(4)i	Copy of Revolving Credit and Term Loan Agreement, dated February 20, 1990, with The First National Bank of Chicago and the amendment, dated March 21, 1990. (Note 3)

(4)m	Copy of Second Amendment, dated September 20, 1991, amending Revolving Credit and Term Loan Agreement, dated February 20, 1990 (see (4)i above). (Note 4)

(4)m(1)	Copy of Third Amendment, dated December 29, 1992, amending Revolving Credit and Term Loan Agreement, dated February 20, 1990 (see (4)i and (4)m above). (Note 8)

(4)m(2)	Copy of Fourth Amendment, dated May 31, 1994, amending Revolving Credit and Term Loan Agreement, dated February 20, 1990 (see (4)i, (4)m and (4)m(1) above). (Note 9)

(4)n(1)	Copy of Certificate of Designation, Preferences and Rights of the 5 1/2% Convertible Preferred Stock, without Par Value and the Amended Certificate, dated August 12, 1992 and April 28, 1993. (Note 7)

(4)n(2)	Copy of Issuer Tender Offer Statement on Schedule 13E-4, dated August 13, 1992. (Note 6)

(4)n(3)	Copy of Amendment No. 1 to Schedule 13E-4 (see also (4)n(2) above), dated September 23, 1992. (Note 6)

(4)n(4)	Copy of the Company’s Form 8-A, dated August 13, 1992. (Note 6)

(4)o	Copy of Revolving Credit and Term Loan Agreement, dated January 9, 1998, with The First National Bank of Chicago. (Note 11)

(4)o(1)	Copy of Certificate of Amendment, dated March 12, 1999, amending Revolving Credit and Term Loan Agreement, dated January 9, 1998. (Note 12)

(4)p	Copy of Term Loan Agreement, dated October 1, 1998, with The Northwestern Mutual Life Insurance Company and Connecticut General Life Insurance Company. (Note 14)

(4)p(1)

Copy of Amended and Restated Note Agreement dated as of December 1, 2002, regarding 6.59% Amended and Restated Senior Notes, due October 1, 2013 (amending Term Loan Agreement dated October 1, 1998, with The Northwestern Mutual Life Insurance Company and Connecticut General Life Insurance Company). (Note 19)

4(q)

Copy of Amended and Restated Note Agreement dated as of December 1, 2002, regarding 7.22% Amended and Restated Senior Notes, Series A, due April 1, 2008 and 7.22 Amended and Restated Senior Notes, Series B, due August 1, 2008 with Thrivent Financial For Lutherans, The Northwestern Mutual Life Insurance Company and MONY Life Insurance Company. (Note 19)

(4)r	Copy of Revolving Credit Agreement, dated May 3, 2002, with Bank One, NA (as agent bank). (Note 17)

(4)s

Copy of Amended and Restated Note Agreement dated as of December 1, 2002, regarding 9.70% Amended and Restated Senior Notes, Series B, due April 1, 2006 with The Northwestern Mutual Life Insurance Company. (Note 19)

In accordance with 601(b)(4) (iii) of Regulation S-K, certain debt instruments are omitted, where the amount of securities authorized under such instruments does not exceed 10% of the total consolidated assets of the Registrant. Copies of such instruments will be furnished to the Commission upon request.

(10)a	Description of the 1965 Directors Deferred Compensation Plan. (Note 2)

(10)b	Copy of the 1969 Management Incentive Compensation Plan as amended and restated as of January 1, 1992. (Note 5)

(10)d	Copy of the 1982 Stock Option Plan. (Note 2)

(10)e	Copy of Leveraged Employee Stock Ownership Plan. (Note 3)

(10)f	Copy of the Company’s 1992 Stock Option Plan. (Note 5)

(10)g	Copy of the Company’s 2000 Stock Option Plan. (Note 15)

(16)	Letter regarding change in certifying accountant (Note 16)

(18)	Letter re change in accounting principle for the year ended December 31, 1992. (Note 8)

(21)	Subsidiaries of Registrant at December 31, 2002.

(23)	Independent Auditors’ Consent.

(24)	Power of Attorney.

(99.1)	Certifications of Chief Executive Officer and Corporate Controller (Principal Accounting Officer)

(99.2)

Copy of Note Purchase Agreement, dated September 1, 2002, with The Northwestern Mutual Life Insurance Company, Thrivent Financial for Lutherans, Connecticut General Life Insurance Company and MONY Life Insurance Company (Note 18)

Notes To Exhibit Index

Note No.
1.	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1987, and incorporated herein by reference.

2.	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1988, and incorporated herein by reference.

3.	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference.

4.	Filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1991, and incorporated herein by reference.

5.	Filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1992, and incorporated herein by reference.

6.	Filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1992, and incorporated herein by reference.

7.	Filed with the Company’s Current Report on Form 8-K filed on April 28, 1993, and incorporated herein by reference.

8.	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

9.	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference.

10.	Filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, and incorporated herein by reference.

11.	Filed with the Company’s Annual report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference.

12.	Filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, and incorporated herein by reference.

13.	Filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and incorporated herein by reference.

14.	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.

15.	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.

16.	Filed with the Company’s Current Report on Form 8-K/A filed on May 16, 2002, and incorporated herein by reference.

17.	Filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, and incorporated herein by reference.

18.	Filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, and incorporated herein by reference.

19.	Files with the Company’s Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.