Form 10-Q
period 2003-03-31
STEPAN CO
filed 2003-05-14
CIK 94049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

1-4462

Commission File Number

STEPAN COMPANY

(Exact name of registrant as specified in its charter)

Delaware	36 1823834
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Edens and Winnetka Road, Northfield, Illinois 60093

(Address of principal executive offices)

Registrant’s telephone number	(847) 446-7500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒        No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2003
Common Stock, $1 par value	8,884,766

Part I—FINANCIAL INFORMATION

Item 1—Financial Statements

STEPAN COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2003 and December 31, 2002

Unaudited

(Dollars in thousands)

Assets	March 31, 2003	December 31, 2002
Current Assets:
Cash and cash equivalents	$4,829	$3,188
Receivables, net	114,572	99,249
Inventories (Note 3)	71,733	67,985
Deferred income taxes	7,715	7,850
Other current assets	5,594	6,840

Total current assets	204,443	185,112

PROPERTY, PLANT AND EQUIPMENT:
Cost	711,423	702,289
Less: accumulated depreciation	500,869	491,239

Property, plant and equipment, net	210,554	211,050

Goodwill, net (Note 8)	6,790	6,753

Other intangible assets, net (Note 8)	12,933	13,349

Other non-current assets	23,091	23,403

Total assets	$457,811	$439,667

Liabilities and Stockholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$15,465	$13,387
Accounts payable	63,018	51,516
Accrued liabilities	34,245	40,114

Total current liabilities	112,728	105,017

Deferred income taxes	19,678	20,065

Long-term debt, less current maturities	113,841	104,304

Other non-current liabilities	52,171	51,452

Stockholders’ Equity:
5 1/2% convertible preferred stock, cumulative, voting without par value; authorized 2,000,000 shares; issued and outstanding 582,202 shares in 2003 and 582,632 shares in 2002	14,555	14,566
Common stock, $1 par value; authorized 30,000,000 shares; issued 9,746,201 shares in 2003 and 9,742,211 shares in 2002	9,746	9,742
Additional paid-in capital	19,434	19,358
Accumulated other comprehensive loss (Note 6)	(25,015)	(25,109)
Retained earnings (approximately $35,400 unrestricted in 2003 and $36,513 unrestricted in 2002)	157,848	157,448
Less: Treasury stock, at cost, 861,435 shares in 2003 and 861,476 in 2002	(17,175)	(17,176)

Stockholders’ equity	159,393	158,829

Total liabilities and stockholders’ equity	$457,811	$439,667

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three Months Ended March 31, 2003 and 2002

Unaudited

	Three Months Ended March 31
	2003	2002
(Dollars in thousands, except per share amounts)
Net Sales	$187,080	$181,156
Cost of Sales	161,722	152,187

Gross Profit	25,358	28,969

Operating Expenses:
Marketing	6,628	6,131
Administrative	7,375	9,403
Research, development and technical services	6,215	5,986

	20,218	21,520

Operating Income	5,140	7,449
Other Income (Expenses):
Interest, net	(2,152)	(1,791)
Income from equity joint venture	452	488

	(1,700)	(1,303)

Income Before Provision for Income Taxes	3,440	6,146
Provision for Income Taxes	1,152	2,336

Net Income	$2,288	$3,810

Net Income Per Common Share (Note 5):
Basic	$0.24	$0.41

Diluted	$0.23	$0.39

Shares Used to Compute Net Income Per Common Share (Note 5):
Basic	8,882	8,835

Diluted	9,082	9,740

Dividends per Common Share	$0.1900	$0.1825

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2003 and 2002

Unaudited

	March 31, 2003	March 31, 2002
(Dollars in thousands)
Cash Flows From Operating Activities
Net income	$2,288	$3,810
Depreciation and amortization	10,085	10,251
Recognition of deferred revenue	(115)	(115)
Deferred income taxes	(252)	(699)
Other non-cash items	515	492
Changes in working capital:
Receivables, net	(15,323)	(6,193)
Inventories	(3,748)	4,533
Accounts payable and accrued liabilities	5,634	(9,717)
Other current assets	1,246	(2,067)

Net Cash Provided By Operating Activities	330	295

Cash Flows From Investing Activities
Expenditures for property, plant and equipment	(8,744)	(6,490)
Other non-current assets	636	257

Net Cash Used In Investing Activities	(8,108)	(6,233)

Cash Flows From Financing Activities
Revolving debt and notes payable to banks, net	9,300	(3,200)
Other debt borrowings	2,310	9,997
Other debt repayments	—	(110)
Purchase of treasury stock, net	—	(1,570)
Dividends paid	(1,888)	(1,812)
Stock option exercises	69	1,566

Net Cash Provided By Financing Activities	9,791	4,871

Effect of Exchange Rate Changes on Cash	(372)	(422)

Net Increase (Decrease) in Cash and Cash Equivalents	1,641	(1,489)
Cash and Cash Equivalents at Beginning of Period	3,188	4,224

Cash and Cash Equivalents at End of Period	$4,829	$2,735

Supplemental Cash Flow Information
Cash payments of interest	$1,547	$800

Cash payments of income taxes, net of refunds	$(284)	$(345)

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003

Unaudited

1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements included herein have been prepared by the Stepan Company (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate and make the information presented not misleading. In the opinion of management all normal recurring adjustments necessary to present fairly the condensed consolidated financial position of the Company as of March 31, 2003, and the condensed consolidated results of operations and cash flows for the three months then ended have been included.

2.     STOCK-BASED COMPENSATION

Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no stock-based employee compensation cost is reflected in net income, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provision of SFAS No. 123.

	For the Three Months Ended March 31
	2003	2002
Net income, as reported	$2,288	$3,810
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	146	154

Net Income, pro forma	$2,142	$3,656

Earnings per share:
Basic — as reported	$0.24	$0.41

Basic — pro forma	$0.22	$0.39

Diluted — as reported	$0.23	$0.39

Diluted — pro forma	$0.21	$0.38

3.     INVENTORIES

Inventories include the following amounts:

	March 31, 2003	December 31, 2002
(Dollars in thousands)
Inventories valued primarily on LIFO basis—
Finished products	$44,715	$40,875
Raw materials	27,018	27,110

Total inventories	$71,733	$67,985

If the first-in, first-out (FIFO) inventory valuation method had been used for all inventories, inventory balances would have been approximately $5.8 million and $5.3 million higher than reported at March 31, 2003, and December 31, 2002, respectively.

4.    CONTINGENCIES

There are a variety of legal proceedings pending or threatened against the Company. Some of these proceedings may result in fines, penalties, judgments or costs being assessed against the Company at some future time. The Company’s operations are subject to extensive local, state and federal regulations, including the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) and the Superfund amendments of 1986 (“Superfund”). The Company and others have been named as potentially responsible parties at affected geographic sites. The Company believes that it has made adequate provisions for the costs it may incur with respect to these sites. The Company has estimated a range of possible environmental and legal losses from $7.5 million to $34.9 million at March 31, 2003. At March 31, 2003, the Company’s reserve was $18.0 million for legal and environmental matters compared to $17.6 million at December 31, 2002.

For certain sites, estimates cannot be made of the total costs of compliance, or the Company’s share of such costs; accordingly, the Company is unable to predict the effect thereof on future results of operations. In the event of one or more adverse determinations in any annual or interim period, the impact on results of operations for those periods could be material. However, based upon the Company’s present belief as to its relative involvement at these sites, other viable entities’ responsibilities for cleanup, and the extended period over which any costs would be incurred, the Company believes that these matters will not have a material effect on the Company’s financial position. Following are summaries of the environmental proceedings related to the Company’s major environmental sites:

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

Liquid Dynamics Site

The Company received a General Notice of Potential Liability letter from the USEPA dated October 18, 2002, regarding the Liquid Dynamics Site located in Chicago, Illinois. The Company submitted a response to USEPA on November 5, 2002, stating that it is interested in negotiating a resolution of its potential responsibility at this site. In addition, the Company recently joined the PRP group. Based on the fact that the Company believes it is de minimis at this site, the Company believes that a resolution of its liability at this site will not have a material impact on the financial condition of the Company.

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

5.  EARNINGS PER SHARE

Below is the computation of basic and diluted earnings per share for the three months ended March 31, 2003 and 2002.

	Three Months Ended March 31
	2003	2002
(In thousands, except per share amounts)
Computation of Basic Earnings per Share
Net income	$2,288	$3,810
Deduct dividends on preferred stock	200	200

Income applicable to common stock	$2,088	$3,610

Weighted-average number of shares outstanding	8,882	8,835

Basic earnings per share	$0.24	$0.41

Computation of Diluted Earnings per Share
Net income	$2,288	$3,810
Deduct dividends on preferred stock (a)	200	—

	$2,088	$3,810
Weighted-average number of shares outstanding	8,882	8,835
Add net shares issuable from assumed exercise of options (under treasury stock method)	200	239
Add weighted-average shares issuable from assumed conversion of convertible preferred stock (a)	—	666

Shares applicable to diluted earnings	9,082	9,740

Diluted earnings per share	$0.23	$0.39

(a)	The assumed conversion of convertible preferred stock is antidilutive for the three months ended March 31, 2003, and, accordingly, is excluded from the diluted earnings per share calculation for that period.

6.  COMPREHENSIVE INCOME

Comprehensive income includes net income and all other non-owner changes in equity that are not reported in net income. Below is the Company’s comprehensive income for the three months ended March 31, 2003 and 2002.

	Three Months Ended March 31
(Dollars in thousands)	2003	2002
Net income	$2,288	$3,810
Other comprehensive loss:
Foreign currency translation gain/(loss)	179	(1,171)
Unrealized gain/(loss) on securities	(85)	49

Comprehensive income	$2,382	$2,688

At March 31, 2003, the total accumulated other comprehensive loss of $25,015,000 was comprised of $12,148,000 of foreign currency translation adjustments, $1,719,000 of unrealized losses on securities and $11,148,000 of minimum pension liability adjustments. At December 31, 2002, the total accumulated other comprehensive loss of $25,109,000 included $12,327,000 of foreign currency translation adjustments, $1,634,000 of unrealized losses on securities and $11,148,000 of minimum pension liability adjustments. Unrealized losses on securities relate entirely to investments held for the deferred compensation plans.

7.  SEGMENT REPORTING

The Company has three reportable segments: surfactants, polymers and specialty products. There is no intersegment revenue and all intercompany transactions are eliminated from segments’ revenue. Financial results of the Company’s operating segments for the quarters ended March 31, 2003 and 2002, are summarized below:

(Dollars in thousands)	Surfactants	Polymers	Specialty Products	Segment Totals
For the quarter ended March 31, 2003
Net Sales	$153,390	$27,998	$5,692	$187,080
Operating income	7,525	2,546	1,283	11,354

For the quarter ended March 31, 2002
Net Sales	$146,816	$28,867	$5,473	$181,156
Operating income	12,289	4,153	1,112	17,554

Below are reconciliations of segment operating income to consolidated income before income taxes:

	Three Months Ended March 31
(Dollars in thousands)	2003	2002
Operating income segment totals	$11,354	$17,554
Unallocated corporate expenses (a)	(6,214)	(10,105)
Interest expense	(2,152)	(1,791)
Equity in earnings of joint venture	452	488

Consolidated income before income taxes	$3,440	$6,146

(a)	Includes corporate administrative and corporate manufacturing expenses, which are not included in segment operating income and not used to evaluate segment performance.

8.  GOODWILL AND OTHER INTANGIBLE ASSETS

The Company’s net carrying values of goodwill were $6,790,000 and $6,753,000 as of March 31, 2003 and December 31, 2002, respectively. The change in net carrying value resulted from the effects of currency translation, as no additional goodwill was acquired in the first quarter of 2003. The entire amount of goodwill relates to the surfactants’ reporting unit.

The following table reflects the components of other intangible assets as of March 31, 2003 and December 31, 2002.

	Gross Carrying Amount		Accumulated Amortization
(Dollars in thousands)	March 31, 2003	December 31, 2002	March 31, 2003	December 31, 2002
Amortized Intangible Assets:
Patents	$2,000	$2,000	$633	$600
Trademarks, customer lists, know-how	18,039	18,061	6,905	6,595
Non-compete Agreements	1,472	1,483	1,040	1,000

Total	$21,511	$21,544	$8,578	$8,195

Aggregate amortization expenses for the quarters ended March 31, 2003 and March 31, 2002, were $374,000 and $383,000, respectively. Estimated amortization expense for identifiable intangibles assets, other than goodwill, for each of the succeeding fiscal years are as follows:

(Dollars in thousands)
For year ending 12/31/03	$1,496
For year ending 12/31/04	$1,496
For year ending 12/31/05	$1,496
For year ending 12/31/06	$1,337
For year ending 12/31/07	$1,093

9.  RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). FIN 46, which is an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, addresses consolidation by business enterprises of variable interest entities. This interpretation explains how a variable interest entity is identified and how an enterprise assesses its interest in a variable interest entity to decide whether it is the primary beneficiary of the entity. A variable interest entity is to be consolidated by its primary beneficiary if the entities do not effectively disperse risks among parties involved. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 had no effect on the Company’s financial position or results of operations, as the Company is not party to any variable interest entities as defined by this interpretation.

10.  RECLASSIFICATIONS

Certain amounts in the 2002 financial statements have been reclassified to conform to the 2003 presentation.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of certain significant factors, which have affected the Company’s financial condition and results of operations during the interim period included in the accompanying condensed consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Net cash from operations for the three months ended March 31, 2003 totaled $0.3 million, unchanged from the same quarter in 2002. Working capital required the use of $12.2 million for the first quarter of 2003, compared to a cash use of $13.4 million for the same period last year, offsetting the cash impact of lower net income in 2003. During 2003, accounts receivable increased by $15.3 million due primarily to seasonally higher sales while inventories increased by $3.7 million. The inventory increase was more than offset by a $5.6 million increase in accounts payable and accrued liabilities. Other working capital, primarily prepaid expenses, comprised a cash source of $1.2 million.

Capital expenditures totaled $8.7 million for the first quarter of 2003, up by $2.3 million from the same quarter in 2002. For 2003 in total, the Company plans to increase capital spending from year to year. Larger projects anticipated in 2003 include a polyol reactor at our German plant site and a fabric softener expansion in the U.S.

Total Company debt increased by $11.6 million during the first quarter of 2003, from $117.7 to $129.3 million due to the increased first quarter working capital requirements combined with capital spending. As of March 31, 2003, the ratio of long-term debt to long-term debt plus shareholders’ equity was 41.7 percent, compared to 39.6 percent at December 31, 2002.

The Company maintains contractual relationships with its domestic banks that provide for revolving credit of up to $60 million, which may be drawn upon as needed for general corporate purposes through May 2, 2007 under a revolving credit agreement. As of March 31, 2003, there were borrowings totaling $9.3 million under this revolving credit agreement. The Company also meets short-term liquidity requirements through uncommitted domestic bank lines of credit.

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

There have been no material changes in the company’s market risks since December 31, 2002.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2003 and 2002

Overall Results

Consolidated net sales were $187.1 million for the first quarter of 2003, a three percent increase from net sales of $181.2 million for the same period of 2002. Excluding the effects of foreign currency translation, consolidated net sales increased one percent from quarter to quarter. The surfactants segment, aided by favorable effects of foreign currency translation and slightly higher volumes, accounted for the increase. Despite increased volume, the polymers segment reported a decline in net sales.

Operating income fell 31 percent to $5.1 million for the first quarter of 2003 from $7.4 million for the first quarter of 2002. The gross profit margin, relative to net sales, was 13.6 percent for the current quarter compared to 16.0 percent for the prior year’s quarter. Higher production expenses, notably energy, maintenance and payroll costs, and increased freight and polymer raw material costs led to the reduced margin. A change in product mix within the surfactants segment also contributed to the margin decline. Higher energy costs were driven by the recent rapid escalation of natural gas prices. Operating expenses, which include marketing, administrative and research, development and technical services expenses, declined $1.3 million, or six percent from quarter to quarter. The decline was due largely to decreased administrative expenses, which reflected a $2.2 million reduction in expense related to the Company’s deferred compensation plans. The deferred compensation plan resulted in $0.9 million of income for the quarter versus $1.3 million of expense in the year ago quarter. First quarter decreases in the price of Stepan Company stock used in computing the deferred compensation liability resulted in income, whereas, increases in the year ago quarter resulted in expense. In addition, there were no system implementation costs in the current year’s administrative expenses compared to $0.9 million of incremental costs in the year ago quarter. Higher salary costs coupled with the negative effects of foreign currency translation partially offset the lower administrative expenses.

Net interest expense rose $0.4 million, or 20 percent, due primarily to higher average debt levels, a higher mix of fixed rate debt and a decline in interest capitalized as a part of fixed asset construction projects

The effective tax rate was 33.5 percent for the first quarter of 2003 compared to 38.0 percent for the first quarter of 2002. The lower effective tax rate was primarily attributable to a decrease in the effective tax rate on foreign earnings and to a change in mix with a greater percentage of income being generated in foreign countries with lower effective rates. A decrease in the state tax rate due to the impact of tax credits also contributed to the lower consolidated tax rate.

Net income for the quarter was $2.3 million, or $0.23 per diluted share, compared to $3.8 million, or $0.39 per diluted share for the prior year’s first quarter.

Segment Results

(Dollars in thousands)	Surfactants	Polymers	Specialty Products	Corporate	Total
For the quarter ended March 31, 2003
Net Sales	$153,390	$27,998	$5,692	—	$187,080
Operating income	7,525	2,546	1,283	(6,214)	5,140

For the quarter ended March 31, 2002
Net Sales	$146,816	$28,867	$5,473	—	$181,156
Operating income	12,289	4,153	1,112	(10,105)	7,449

Surfactants first quarter 2003 net sales increased $6.6 million, or four percent, over first quarter 2002 net sales. Sales volume increased a modest two percent from quarter to quarter. European and North American operations reported volume gains, but Latin American operations posted a quarter-to-quarter volume decline. Foreign currency translation had a favorable effect on surfactants net sales, particularly as a result of the strengthening euro and British pound sterling against the U.S. dollar. Excluding the effect of foreign currency translation, surfactants net sales increased two percent between quarters.

Surfactants operating income fell $4.8 million, or 39 percent. Gross profit was 13.1 percent of net sales compared to 16.1 percent of net sales for the same period of 2002. Higher North American costs, driven primarily by increased freight, energy, payroll and maintenance expenses, higher European raw material costs and a maintenance shutdown at the Company’s German subsidiary all contributed to the erosion of the gross profit margin. North American freight and energy costs increased $1.0 million and $0.9 million, respectively, from quarter to quarter. A change in product mix, particularly for North American operations, also factored into the margin decline. Operating expenses were $12.6 million for the quarter compared to $11.4 million in the year ago period. Most of the increase was payroll cost related, although approximately $0.3 million of the increase was generated from the negative effects of foreign currency translation.

Polymers first quarter 2003 net sales decreased $0.9 million, or three percent, from first quarter 2002 net sales, despite a two percent increase in sales volume. Phthalic Anhydride (PA) volume was flat between quarters, but net sales fell $1.9 million, or 19 percent, due primarily to customer mix. Net sales for polyurethane polyols improved $1.1 million, or seven percent, due to higher European volume and favorable foreign currency translation. First quarter 2003 polyurethane systems net sales also dropped from first quarter 2002 levels due to a sales volume decline.

Polymers operating income declined $1.6 million, or 39 percent, from operating income for the first quarter of 2002. Most of the drop in operating income was due to decreased margins, as gross profit was 18.8 percent of net sales for the current year’s first quarter compared to 22.8 percent for the prior year’s first quarter. Higher polyurethane polyols raw material costs, due to a rise in crude oil prices, accounted for the majority of the margin deterioration. Polyurethane polyols gross profit dropped $2.0 million, or 41 percent, from quarter to quarter. A $0.8 million increase in PA gross profit positively affected polymers operating income result. Higher margins led to the favorable impact. Polyurethane systems gross profit fell on decreased volume. Polymer operating expenses were $2.7 million, up $0.3 million from the $2.4 million reported in the first quarter of 2002. Payroll costs drove most of the operating expense increase.

Specialty products net sales increased $0.2 million, or 4 percent, over net sales for the same period of 2002 due to a higher volume of flavoring and pharmaceutical products. Gross profit was flat from quarter to quarter, but operating income increased $0.2 million, or 15 percent. Lower operating expenses, due to lower research costs, caused the favorable operating income result.

Corporate expenses, which include corporate administrative and corporate manufacturing expenses that are not allocated to the reportable segments, declined $3.9 million from quarter to quarter. Approximately $2.2 million of the decrease was attributable to a drop in expense related to the Company’s deferred compensation plans. In addition, current year’s first quarter systems implementation costs fell $0.9 million from prior year’s expense, due to the completion of the North American enterprise resource planning system implementation in the fourth quarter of 2002. Also contributing to the corporate expense decline was a $0.4 million foreign currency exchange gain related to European debt that is denominated in U.S. dollars.

OUTLOOK

2003 will continue to be a challenging year for Stepan Company. The war and resulting volatility in natural gas and raw material costs compounded by economic uncertainty have created a host of challenges that demand attention. The Company has increased selling prices effective April 1, 2003, as part of an effort to restore margins. Several fabric softener opportunities are being aggressively pursued that should ultimately contribute to 2003 sales, although at a slower ramp up than previously anticipated. The Company is also rigorously analyzing its internal cost structure and implementing cost reductions. While we expect second quarter results to exceed the first quarter, we will not attain as strong a result as the second quarter of 2002. We expect further improvement based on those efforts to materialize during the second half. However, 2003 net income will most likely be lower than 2002 net income.

ENVIRONMENTAL AND LEGAL MATTERS

The Company is subject to extensive federal, state and local environmental laws and regulations. Although the Company’s environmental policies and practices are designed to ensure compliance with these laws and regulations, future developments and increasingly stringent environmental regulation could require the Company to make additional unforeseen environmental expenditures. The Company will continue to invest in the equipment and facilities necessary to comply with existing and future regulations. During the first quarter of 2003, Company expenditures for capital projects related to the environment were $0.9 million. These projects are capitalized and typically depreciated over 10 years. Recurring costs associated with the operation and maintenance of facilities for waste treatment and disposal and managing environmental compliance in ongoing operations at our manufacturing locations were $2.1 million for the first three months of 2003. While difficult to project, it is not anticipated that these recurring expenses will increase significantly in the future.

The Company has been named by the government as a potentially responsible party at 18 waste disposal sites where cleanup costs have been or may be incurred under the federal Comprehensive Environmental Response, Compensation and Liability Act and similar state statutes. In addition, damages are being claimed against the Company in general liability actions for alleged personal injury or property damage in the case of some disposal and plant sites. The Company believes that it has made adequate provisions for the costs it may incur with respect to these sites. The Company has estimated a range of possible environmental and legal losses from $7.5 million to $34.9 million at March 31, 2003. The Company’s reserve at March 31, 2003 and December 31, 2002 were $18.0 million and $17.6 million, respectively. During the first three months of 2003, expenditures related to legal and environmental matters approximated $0.7 million. For certain sites, estimates cannot be made of the total costs of compliance or the Company’s share of such costs; accordingly, the Company is unable to predict the effect thereof on future results of operations. In the event of one or more adverse determinations in any annual or interim period, the impact on results of operations for those periods could be material. However, based upon the Company’s present belief as to its relative involvement at these sites, other viable entities’ responsibilities for cleanup and the extended period over which any costs would be incurred, the Company believes that these matters will not have a material effect on the Company’s financial position.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). FIN 46, which is an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, addresses consolidation by business enterprises of variable interest entities. This interpretation explains how a variable interest entity is identified and how an enterprise assesses its interest in a variable interest entity to decide whether it is the primary beneficiary of the entity. A variable interest entity is to be consolidated by its primary beneficiary if the entities do not effectively disperse risks among parties involved. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 had no effect on the Company’s financial position or results of operations, as the Company is not party to any variable interest entities as defined by this interpretation.

OTHER

Except for the historical information contained herein, the matters discussed in this document are forward looking statements that involve risks and uncertainties. The results achieved this quarter are not necessarily an indication of future prospects for the Company. Actual results in future quarters may differ materially. Potential risks and uncertainties include, among others, fluctuations in the volume and timing of product orders, changes in demand for the Company’s products, changes in technology, continued competitive pressures in the marketplace, outcome of environmental contingencies, availability of raw materials, foreign currency fluctuations and the general economic conditions.

Item 3—Quantitative and Qualitative Disclosures about Market Risk

For information regarding our exposure to market risk, see the caption entitled “Liquidity and Capital Resources” in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is incorporated herein by reference.

Item 4—Controls and Procedures

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

OTHER INFORMATION

Part II

Item 1—Legal Proceedings

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

The Company received a General Notice of Potential Liability letter from the USEPA dated October 18, 2002, regarding the Liquid Dynamics Site located in Chicago, Illinois. The Company submitted a response to USEPA on November 5, 2002, stating that it is interested in negotiating a resolution of its potential responsibility at this site. In addition, the Company recently joined the PRP group. Based on the fact that the Company believes it is de minimis at this site, the Company believes that a resolution of its liability at this site will not have a material impact on the financial condition of the Company.

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

Item 4—Submission of Matters to a Vote of Security Holders

(a) The Company’s 2003 Annual Meeting of Stockholders was held on April 29, 2003.

(b) At the annual meeting of the company’s shareholders on April 29, 2003, shareholders elected Robert D. Cadieux, Stephen D. Newlin and Paul H. Stepan as Directors of the company, all for three-year terms.

	For	Withheld
Robert D. Cadieux	8,543,956	93,013
Stephen D. Newlin	8,611,817	25,242
Paul H. Stepan	8,072,348	564,711

(c) A majority of the outstanding shares voted to ratify the appointment of Deloitte & Touch LLP as independent auditors for the Company for 2003.

8,627,823	For
5,534	Against
3,702	Abstentions

Item 6—Exhibits and Reports on Form 8-K

(a) Exhibit 99.1—Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

Form 8-K, which has been filed on April 11, 2003, included a press release, which provided certain information with respect to the Company’s anticipated financial results for the first quarter ended March 31, 2003.

Form 8-K, which has been filed on April 30, 2003, included a press release, which provided information with respect to the Company’s financial results for the first quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEPAN COMPANY

/S/    JAMES E. HURLBUTT

James E. Hurlbutt

Vice President & Corporate Controller

Date: May 14, 2003

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

b. evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	/S/ F. QUINN STEPAN
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

b. evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	/s/ JAMES E. HURLBUTT James E. Hurlbutt
Vice President & Corporate Controller