Form 10-Q
period 2003-06-30
STEPAN CO
filed 2003-08-13
CIK 94049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2003
Common Stock, $1 par value	8,884,766 Shares

Part I FINANCIAL INFORMATION

Item 1—Financial Statements

STEPAN COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2003 and December 31, 2002

Unaudited

(Dollars in thousands)	June 30, 2003	December 31, 2002
Assets
Current Assets:
Cash and cash equivalents	$3,867	$3,188
Receivables, net	117,882	99,249
Inventories (Note 3)	69,246	67,985
Deferred income taxes	7,843	7,850
Other current assets	6,472	6,840

Total current assets	205,310	185,112

Property, Plant and Equipment:
Cost	726,454	702,289
Less: accumulated depreciation	512,657	491,239

Property, plant and equipment, net	213,797	211,050

Goodwill, net (Note 8)	6,296	6,182

Other intangible assets, net (Note 8)	13,114	13,920

Other non-current assets	26,069	23,403

Total assets	$464,586	$439,667

Liabilities and Stockholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$17,737	$13,387
Accounts payable	65,465	51,516
Accrued liabilities	38,024	40,114

Total current liabilities	121,226	105,017

Deferred income taxes	20,105	20,065

Long-term debt, less current maturities	104,799	104,304

Other non-current liabilities	52,584	51,452

Stockholders’ Equity:
5 1/2% convertible preferred stock, cumulative, voting without par value; authorized 2,000,000 shares; issued 582,202 shares in 2003 and 582,632 shares in 2002	14,555	14,566
Common stock, $1 par value; authorized 30,000,000 shares; issued 9,746,201 shares in 2003 and 9,742,211 shares in 2002	9,746	9,742
Additional paid-in capital	19,434	19,358
Accumulated other comprehensive loss (Note 6)	(21,408)	(25,109)
Retained earnings (unrestricted approximately $36,504 in 2003 and $36,513 in 2002)	160,720	157,448
Less: Treasury stock, at cost, 861,435 shares in 2003 and 861,476 in 2002	(17,175)	(17,176)

Stockholders’ equity	165,872	158,829

Total liabilities and stockholders’ equity	$464,586	$439,667

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three and Six Months Ended June 30, 2003 and 2002

Unaudited

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands, except per share amounts)	2003	2002	2003	2002
Net Sales	$200,429	$188,795	$387,509	$369,951
Cost of Sales	169,496	153,562	331,218	305,749

Gross Profit	30,933	35,233	56,291	64,202

Operating Expenses:
Marketing	7,856	6,746	14,484	12,877
Administrative	8,299	9,166	15,674	18,569
Research, development and technical services	6,362	5,986	12,577	11,972

	22,517	21,898	42,735	43,418

Operating Income	8,416	13,335	13,556	20,784
Other Income (Expense):
Interest, net	(1,982)	(1,707)	(4,134)	(3,498)
Income from equity joint venture	725	1,166	1,177	1,654

	(1,257)	(541)	(2,957)	(1,844)

Income Before Provision for Income Taxes	7,159	12,794	10,599	18,940
Provision for Income Taxes	2,399	4,577	3,551	6,913

Net Income	$4,760	$8,217	$7,048	$12,027

Net Income Per Common Share (Note 5):
Basic	$0.51	$0.91	$0.75	$1.31

Diluted	$0.49	$0.84	$0.72	$1.23

Shares Used to Compute Net Income Per Common Share (Note 5):
Basic	8,885	8,859	8,883	8,847

Diluted	9,757	9,803	9,751	9,772

Dividends per Common Share	$0.1900	$0.1825	$0.3800	$0.3650

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2003 and 2002

Unaudited

(Dollars in thousands)	June 30, 2003	June 30, 2002
Cash Flows From Operating Activities
Net income	$7,048	$12,027
Depreciation and amortization	20,599	20,505
Recognition of deferred revenue	(229)	(229)
Deferred income taxes	47	2,150
Other non-cash items	1,294	487
Changes in working capital:
Receivables, net	(18,633)	(15,242)
Inventories	(1,261)	(2,626)
Accounts payable and accrued liabilities	11,130	(1,687)
Other current assets	368	(1,973)

Net Cash Provided by Operating Activities	20,363	13,412

Cash Flows From Investing Activities
Expenditures for property, plant and equipment	(18,539)	(14,695)
Other non-current assets	(1,691)	(19)

Net Cash Used in Investing Activities	(20,230)	(14,714)

Cash Flows From Financing Activities
Revolving debt and notes payable to banks, net	12,000	500
Other debt borrowings	5,967	11,719
Other debt repayments	(13,122)	(7,337)
Purchase of treasury stock, net	—	(1,879)
Dividends paid	(3,776)	(3,632)
Stock option exercises	69	2,095
Loan costs	(17)	(147)

Net Cash Provided by Financing Activities	1,121	1,319

Effect of Exchange Rate Changes on Cash	(575)	(1,168)

Net Increase (Decrease) in Cash and Cash Equivalents	679	(1,151)
Cash and Cash Equivalents at Beginning of Period	3,188	4,224

Cash and Cash Equivalents at End of Period	$3,867	$3,073

Supplemental Cash Flow Information:
Cash payments of interest	$4,319	$3,890

Cash payments of income taxes, net of refunds	$2,865	$3,655

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003

Unaudited

1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements included herein have been prepared by the Stepan Company (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate and make the information presented not misleading. In the opinion of management all normal recurring adjustments necessary to present fairly the condensed consolidated financial position of the Company as of June 30, 2003, and the condensed consolidated results of operations for the three and six months then ended and cash flows for the six months then ended have been included.

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

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2003	2002	2003	2002
Net income, as reported	$4,760	$8,217	$7,048	$12,027
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	150	167	296	321

Net Income, pro forma	$4,610	$8,050	$6,752	$11,706

Earnings per share:
Basic—as reported	$0.51	$0.91	$0.75	$1.31

Basic—pro forma	$0.50	$0.89	$0.72	$1.26

Diluted—as reported	$0.49	$0.84	$0.72	$1.23

Diluted—pro forma	$0.47	$0.82	$0.69	$1.20

3.	INVENTORIES

Inventories consist of following amounts:

(Dollars in thousands)	June 30, 2003	December 31, 2002
Inventories valued primarily on LIFO basis—
Finished products	$39,168	$40,875
Raw materials	30,078	27,110

Total inventories	$69,246	$67,985

If the first-in, first-out (FIFO) inventory valuation method had been used for all inventories, inventory balances would have been approximately $6.1 million and $5.3 million higher than reported at June 30, 2003, and December 31, 2002, respectively.

4.	CONTINGENCIES

There are a variety of legal proceedings pending or threatened against the Company. Some of these proceedings may result in fines, penalties, judgments or costs being assessed against the Company at some future time. The Company’s operations are subject to extensive local, state and federal regulations, including the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) and the Superfund amendments of 1986 (“Superfund”). The Company and others have been named as potentially responsible parties at affected geographic sites. The Company believes that it has made adequate provisions for the costs it may incur with respect to these sites. The Company has estimated a range of possible environmental and legal losses from $8.0 million to $35.4 million at June 30, 2003. At June 30, 2003 and December 31, 2002, the Company’s reserve was $18.5 million and $17.6 million, respectively, for legal and environmental matters.

For certain sites, estimates cannot be made of the total costs of compliance, or the Company’s share of such costs; accordingly, the Company is unable to predict the effect thereof on future results of operations. In the event of one or more adverse determinations in any annual or interim period, the impact on results of operations for those periods could be material. However, based upon the Company’s present belief as to its relative involvement at these sites, other viable entities’ responsibilities for cleanup, and the extended period over which any costs would be incurred, the Company believes that these matters will not have a material effect on the Company’s financial position, results of operations or cash flows. Following are summaries of the environmental proceedings related to the Company’s major environmental sites:

Maywood, New Jersey, Site

The Company’s site in Maywood, New Jersey and property formerly owned by the Company adjacent to its current site, were listed on the National Priorities List in September 1993 pursuant to the provisions of the Comprehensive Environmental Response Compensation and Liability Act (CERCLA) because of certain alleged chemical contamination. Pursuant to an Administrative Order on Consent entered into between the United States Environmental Protection Agency (USEPA) and the Company for property formerly owned by the Company, and the issuance of an order by USEPA to the Company for property currently owned by the Company, the Company completed a Remedial Investigation Feasibility Study (RI/FS) in 1994. The Company submitted the Draft Final FS for Soil and Source Areas (Operable Unit 1) in September 2002. In addition, the Company submitted the Draft Final FS for Groundwater (Operable Unit 2) in June 2003. Discussions between USEPA and the Company are continuing. The Company is awaiting the issuance of a Record of Decision (ROD) from USEPA relating to the currently owned and formerly owned Company property and the proposed remediation. The final ROD will be issued sometime after a public comment period.

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

Ewan and D’Imperio Sites

The Company has been named as a potentially responsible party (PRP) in the case USEPA v. Jerome Lightman (92 CV 4710 D. N. J.), which involves the Ewan and D’Imperio Superfund Sites located in New Jersey. Trial on the issue of the Company’s liability at these sites was completed in March 2000. The Company is awaiting a decision from the court. If the Company is found liable at either site, a second trial as to the Company’s allocated share of clean-up costs at these sites will be held. The Company believes it has adequate defenses to the issue of liability. In the event of an unfavorable outcome related to the issue of liability, the Company believes it has adequate reserves. On a related matter, the Company has filed an appeal to the United States Third Circuit Court of Appeals objecting to the lodging of a partial consent decree in favor of the United States Government in this action. Under the partial consent decree, the government recovered past costs at the site from all PRPs including the Company. The Company paid its assessed share but by objecting to the partial consent decree, the Company is seeking to recover back the sums it paid.

Regarding the D’Imperio Superfund Site, USEPA has indicated it will seek penalty claims against the Company based on the Company’s alleged noncompliance with the modified Unilateral Administrative Order. The Company is currently negotiating with USEPA to settle its proposed penalty against the Company but does not believe that a settlement, if any, will have a material impact on its financial position, results of operations or cash flows. In addition, the Company also received notice from the New Jersey Department of Environmental Protection (NJDEP) dated March 21, 2001, that NJDEP has indicated it will pursue cost recovery against the alleged responsible parties, including the Company. The NJDEP’s claims include costs related to remediation of the D’Imperio Superfund Site in the amount of $434,406 and alleged natural resource damages in the amount of $529,584 (as of November 3, 2000). The NJDEP settled such claims against the alleged responsible parties, resulting in the Company paying its portion of $83,061 in July 2002. This payment is subject to reallocation after the allocation phase of the above-identified trial, if any. The payment did not have a material impact on the financial position, results of operations or cash flows of the Company.

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

Liquid Dynamics Site

The Company received a General Notice of Potential Liability letter from the USEPA dated October 18, 2002, regarding the Liquid Dynamics Site located in Chicago, Illinois. The Company submitted a response to USEPA on November 5, 2002, stating that it is interested in negotiating a resolution of its potential responsibility at this site. In addition, the Company recently joined the PRP group. Based on the fact that the Company believes it is de minimis at this site, the Company believes that a resolution of its liability at this site will not have a material impact on its financial position, results of operations or cash flows.

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

Martin Aaron Site

The Company received a Section 104(e) Request for Information from USEPA dated June 2, 2003, regarding the Martin Aaron Site located in Camden, New Jersey. The Company’s response is due by August 14, 2003. The Company is currently investigating this matter and therefore, cannot predict what its liability, if any, will be for this site.

5.	EARNINGS PER SHARE

Below is the computation of basic and diluted earnings per share for the three and six months ended June 30, 2003 and 2002.

	Three Months Ended June 30		Six Months Ended June 30
(In thousands, except per share amounts)	2003	2002	2003	2002
Computation of Basic Earnings per Share
Net income	$4,760	$8,217	$7,048	$12,027
Deduct dividends on preferred stock	(200)	(200)	(400)	(402)

Income applicable to common stock	$4,560	$8,017	$6,648	$11,625

Weighted-average number of common shares outstanding	8,885	8,859	8,883	8,847
Basic earnings per share	$0.51	$0.91	$0.75	$1.31

Computation of Diluted Earnings per Share
Net income	$4,760	$8,217	$7,048	$12,027
Weighted-average number of common shares outstanding	8,885	8,859	8,883	8,847
Add net shares issuable from assumed exercise of options (under treasury stock method)	207	278	203	259
Add weighted-average shares issuable from assumed conversion of convertible preferred stock	665	666	665	666

Shares applicable to diluted earnings	9,757	9,803	9,751	9,772

Diluted earnings per share	$0.49	$0.84	$0.72	$1.23

6.	COMPREHENSIVE INCOME

Comprehensive income includes net income and all other non-owner changes in equity that are not reported in net income. Below is the Company’s comprehensive income for the three and six months ended June 30, 2003 and 2002.

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2003	2002	2003	2002
Net income	$4,760	$8,217	$7,048	$12,027
Other comprehensive income:
Foreign currency translation gain/(loss)	3,195	1,156	3,374	(15)
Unrealized gain/(loss) on securities	412	(309)	327	(260)

Comprehensive income	$8,367	$9,064	$10,749	$11,752

At June 30, 2003, the total accumulated other comprehensive loss of $21,408,000 consisted of $8,953,000 of foreign currency translation adjustments, $1,307,000 of unrealized losses on securities and $11,148,000 of minimum pension liability adjustments. At December 31, 2002, the total accumulated other comprehensive loss of $25,109,000 included $12,327,000 of foreign currency translation adjustments, $1,634,000 of unrealized losses on securities and $11,148,000 of minimum pension liability adjustments. Unrealized losses on securities relate entirely to investments held for the deferred compensation plans.

7.	SEGMENT REPORTING

The Company has three reportable segments: surfactants, polymers and specialty products. There is no intersegment revenue and all intercompany transactions are eliminated from segments’ revenue. Financial results of the Company’s operating segments for the three and six months ended June 30, 2003 and 2002, are summarized below:

(Dollars in thousands)	Surfactants	Polymers	Specialty Products	Segment Totals
For the quarter ended June 30, 2003
Net sales	$159,134	$34,897	$6,398	$200,429
Operating income	9,411	5,258	1,595	16,264

For the quarter ended June 30, 2002
Net sales	$150,880	$31,183	$6,732	$188,795
Operating income	14,690	4,241	3,208	22,139

For the six months ended June 30, 2003
Net sales	$312,524	$62,895	$12,090	$387,509
Operating income	16,936	7,804	2,878	27,618

For the six months ended June 30, 2002
Net sales	$297,696	$60,050	$12,205	$369,951
Operating income	26,979	8,394	4,320	39,693

Below are reconciliations of segment operating income to consolidated income before income taxes:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2003	2002	2003	2002
Operating income segment totals	$16,264	$22,139	$27,618	$39,693
Unallocated corporate expenses	(7,848)	(8,804)	(14,062)	(18,909)
Interest expense	(1,982)	(1,707)	(4,134)	(3,498)
Equity in earnings of joint venture	725	1,166	1,177	1,654

Consolidated income before income taxes	$7,159	$12,794	$10,599	$18,940

Unallocated corporate expenses include corporate administrative and corporate manufacturing expenses, which are not included in segment operating income and not used to evaluate segment performance.

8.	GOODWILL AND OTHER INTANGIBLE ASSETS

The Company’s net carrying values of goodwill were $6,296,000 and $6,182,000 as of June 30, 2003 and December 31, 2002, respectively. The entire amount of goodwill relates to the surfactants’ reporting unit. The change in net carrying value resulted from the effects of currency translation, as no additional goodwill was acquired in the first six months of 2003.

The Company completed the annual goodwill impairment test required by SFAS No. 142 and concluded that, as of June 30, 2003, goodwill had not been impaired.

The following table reflects the components of all other intangible assets, which have finite lives, as of June 30, 2003 and December 31, 2002.

	Gross Carrying Amount		Accumulated Amortization
(Dollars in thousands)	June 30, 2003	Dec. 31, 2002	June 30, 2003	Dec. 31, 2002
Other Intangible Assets:
Patents	$2,000	$2,000	$667	$600
Trademarks, customer lists, know-how	18,306	18,256	7,334	6,657
Non-compete agreements	2,236	2,123	1,427	1,202

Total	$22,542	$22,379	$9,428	$8,459

Aggregate amortization expenses for the three and six months ended June 30, 2003, were $538,000 and $912,000, respectively. Aggregate amortization expenses for the three and six months ended June 30, 2002, were $332,000 and $715,000, respectively. Amortization expense is recorded based on useful lives ranging from 5 to 15 years. Estimated amortization expense for identifiable intangibles assets, other than goodwill, for each of the succeeding fiscal years are as follows:

(Dollars in thousands)
For year ending 12/31/03	$1,684
For year ending 12/31/04	$1,580
For year ending 12/31/05	$1,580
For year ending 12/31/06	$1,421
For year ending 12/31/07	$1,177

9.	RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). FIN 46, which is an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, addresses consolidation by business enterprises of variable interest entities. This interpretation explains how a variable interest entity is identified and how an enterprise assesses its interest in a variable interest entity to decide whether it is the primary beneficiary of the entity. A variable interest entity is to be consolidated by its primary beneficiary if the entities do not effectively disperse risks among parties involved. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 had no effect on the Company’s financial position, results of operations or cash flows, as the Company is not party to any variable interest entities as defined by this interpretation.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. This statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The Company does not believe that adoption of SFAS No. 149 will have a material effect on its financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. This statement establishes standards for how an issuer classifies and measurers certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within the scope of the pronouncement as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 had no effect on the Company’s financial position, results of operations or cash flows, as the Company holds no financial instruments that fall within the scope of SFAS No. 150.

10.	RECLASSIFICATIONS

Certain amounts in the 2002 financial statements have been reclassified to conform to the 2003 presentation.

Item 2—Management’s Discussion and Analysis of Financial Conditions and Results of Operations

The following is management’s discussion and analysis of certain significant factors, which have affected the Company’s financial condition and results of operations during the interim period included in the accompanying condensed consolidated financial statements

LIQUIDITY AND CAPITAL RESOURCES

Net cash from operations for the six months ended June 30, 2003 totaled $20.4 million, an increase of $7.0 million from $13.4 million for the first half of 2002. Working capital required the use of $8.4 million for the first six months of 2003, compared to a cash use of $21.5 million for the same period in 2002, more than offsetting the lower net income for the current year period.

For the first half of 2003, accounts receivable increased by $18.6 million due to seasonally higher sales while inventories increased by $1.3 million. The inventory increase was more than offset by an $11.1 million increase in accounts payable and accrued liabilities. Other working capital, mainly prepaid expenses, amounted to a cash source of $0.4 million.

Capital spending totaled $18.5 million for the first six months of 2003, up by $3.8 million from the same period in 2002. Significant projects contributing to the increase in 2003 include a polyol reactor at our German plant site and fabric softener expansions. For 2003 in total, the Company plans to increase capital spending from year to year by $2.0 million to $6.0 million.

Consolidated debt increased by $4.8 million during the first half of 2003, from $117.7 million to $122.5 million due to capital spending and working capital requirements. As of June 30, 2003, the ratio of long-term debt to long-term debt plus shareholders’ equity was 38.7 percent, compared to 39.6 percent at December 31, 2002.

The Company maintains contractual relationships with its domestic banks that provide for revolving credit of up to $60 million, which may be drawn upon as needed for general corporate purposes through May 2, 2007 under a revolving credit agreement. As of June 30, 2003, there were borrowings totaling $12.0 million under this revolving credit agreement. The Company also meets short-term liquidity requirements through uncommitted domestic bank lines of credit.

The Company’s foreign subsidiaries maintain committed and uncommitted bank lines of credit in their respective countries to meet working capital requirements as well as to fund capital expenditure programs and acquisitions.

The Company anticipates that cash from operations and from committed credit facilities will be sufficient to fund anticipated capital expenditures, dividends and other planned financial commitments for the foreseeable future, including larger pension plan funding requirements resulting from increased plan liabilities and declining plan asset market values. Any substantial acquisitions would require additional funding.

There have been no material changes in the company’s market risks since December 31, 2002.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2003 and 2002

Overall Results

Consolidated net sales were $200.4 million for the second quarter of 2003, an $11.6 million, or six percent, increase from net sales of $188.8 million for the same period of 2002. Excluding the effects of foreign currency translation, consolidated net sales increased $5.9 million, or three percent from quarter to quarter. The surfactants segment, aided by the favorable effects of foreign currency translation and higher selling prices, accounted for $8.2 million of the increase. Despite a two percent decrease in sales volume, net sales for the polymers segment was up $3.7 million from quarter to quarter due to higher selling prices and, to a lesser extent, favorable foreign currency translation. Net sales for the specialty products segment fell $0.3 million on a lower volume of higher priced products.

Operating income dropped 37 percent to $8.4 million for the second quarter of 2003 from $13.3 million for the second quarter of 2002. Gross profit declined $4.3 million, or 12 percent, from quarter to quarter. Surfactants accounted for most of the gross profit decline, as margins fell due to a weaker mix of products. Higher gross profit for polymers was offset by lower specialty products profit. Consolidated operating expenses, which include marketing, administrative and research, development and technical services expenses, increased $0.6 million, or three percent, from quarter to quarter. The fluctuations in operating income and gross profit are discussed further under “Segment Results” below.

Net interest expense increased $0.3 million, or 16 percent, due largely to higher average debt levels coupled with a higher proportion of fixed rate debt on hand during the second quarter of 2003 compared to that on hand for the same quarter of the prior year. The Company secured more fixed rate debt in 2002 to lock in recent low interest rates for the long term, although at a higher cost than current short-term interest rates.

Income from the Company’s Philippine joint venture declined $0.4 million, or 38 percent, from quarter to quarter. The change was nearly all due to royalty income.

The effective tax rate was 33.5 percent for the second quarter of 2003 compared to 35.8 percent for the second quarter of 2002. The lower effective tax rate was primarily attributable to the tax benefit realized on foreign joint venture equity income as a percentage of consolidated income. A decrease in the state tax rate due to the impact of tax credits on a lower level of earnings also contributed to the lower effective tax rate.

Net income for the quarter was $4.8 million, or $0.49 per diluted share, compared to $8.2 million, or $0.84 per diluted share, for the prior year’s second quarter.

Segment Results

(Dollars in thousands)	Surfactants	Polymers	Specialty Products	Corporate	Total
For the quarter ended June 30, 2003
Net Sales	$159,134	$34,897	$6,398	—	$200,429
Operating income	9,411	5,258	1,595	(7,848)	8,416

For the quarter ended June 30, 2002
Net Sales	$150,880	$31,183	$6,732	—	$188,795
Operating income	14,690	4,241	3,208	(8,804)	13,335

Surfactants second quarter 2003 net sales increased $8.2 million, or five percent, over second quarter 2002 net sales. Sales volume was flat from quarter to quarter, as U.S. (‘domestic’) volume fell 7.7 million pounds, or two percent, and foreign subsidiaries’ volume increased 6.8 million pounds, or six percent. Lower demand from vertically integrated laundry and cleaning product customers accounted for the domestic sales volume decline, as such customers brought outsourced volume back into their facilities. European and Canadian operations accounted for most of the foreign subsidiaries’ improvement. Despite lower sales volume, domestic net sales increased $0.9 million due to 2003 second quarter selling price increases and to a larger proportion of higher priced export volumes. Net sales for foreign operations increased $7.3 million, or 15 percent. Approximately, $4.9 million of the increase was attributable to the favorable effects of foreign currency translation, particularly the strengthening euro and British pound sterling against the U.S. dollar. Excluding the effect of foreign currency translation, total surfactants net sales increased $3.3 million, or two percent, between quarters.

Surfactants operating income fell $5.3 million, or 36 percent. Gross profit for the second quarter of 2003 was $22.7 million, or 14.3 percent of net sales, compared to $27.0 million, or 17.9 percent of net sales, for the same period of 2002. Lower sales volume and margins for domestic surfactants accounted for the quarter-to-quarter gross profit decline. The average unit margin was over $0.01 per pound less in the second quarter of 2003 than the average margin for the same quarter of 2002. A change in sales mix led to the diminished margin. The effect of improved sales volume for foreign operations was entirely offset by decreased margins. Operating expenses increased eight percent to $13.3 million in 2003 from $12.3 million in 2002. Approximately $0.8 million of the increase related to foreign operations. Half of the foreign operations increase resulted from the effects of foreign currency translation.

Polymers first quarter 2003 net sales increased $3.7 million, or 12 percent, from first quarter 2002 net sales, despite a two percent decrease in sales volume. Phthalic Anhydride (PA) volume dropped 15 percent between quarters, but net sales fell by just $0.5 million, or five percent, due primarily to higher selling prices that resulted from the pass through of increased raw material costs. Net sales for polyurethane polyols increased $3.5 million, or 20 percent, between quarters. A nine percent increase in sales volume and second quarter selling price increases drove the improvement. Sales volume grew for both domestic and European operations, and selling prices were adjusted to pass on a portion of recent raw material cost increases. In addition to higher volumes and selling prices, favorable euro to U.S. dollar foreign currency translation contributed approximately $0.8 million to the net sales increase. Second quarter 2003 polyurethane systems net sales grew $0.7 million, due primarily to a 17 percent sales volume increase. New business accounted for most of the volume growth in polyurethane systems.

Polymers operating income increased $1.0 million, or 24 percent, from quarter to quarter. Second quarter 2003 gross profit was $8.1 million, which was $1.2 million greater than the $6.9 million reported in the second quarter of 2002. Polyurethane polyols gross profit improved $1.3 million, or 28 percent. Higher volumes and margins drove the improvement. Increased volumes for polyurethane systems led to a $0.2 million, or 20 percent, growth in gross profit. PA gross profit fell $0.2 million, or 11 percent, on lower sales volume. Polymer operating expenses were $2.8 million, up $0.2 million from the $2.6 million reported in the second quarter of 2002. The negative effects of foreign currency translation accounted for approximately $0.1 million of the operating expense increase.

Specialty products net sales decreased $0.3 million, or five percent, over net sales for the same period of 2002. Operating income dropped $1.6 million, or 50 percent, on lower sales volume of higher margin pharmaceutical applications, due in part to an unusually strong customer volume requirement in the prior year quarter. Increased research costs also contributed to the decline.

Corporate expenses, which include corporate administrative and corporate manufacturing expenses that are not allocated to the reportable segments, declined $1.0 million from quarter to quarter. Approximately $1.0 million of the decrease was attributable to the recovery of settlement costs related to an old legal case. In addition, consulting fees dropped $0.9 million between quarters, due primarily to the 2002 completion of the North American enterprise resource planning (ERP) system implementation. Also contributing to the corporate expense decline was a $0.7 million foreign currency exchange gain related to European debt that is denominated in U.S. dollars. Increased expenses in a number of areas, including insurance, depreciation of the ERP system and legal expense, partially offset the foregoing favorable items.

Six Months Ended June 30, 2003 and 2002

Overall Results

Consolidated net sales were $387.5 million for the first half of 2003, a $17.5 million, or five percent, increase from net sales of $370.0 million for the same period of 2002. Excluding the effects of foreign currency translation, consolidated net sales increased $8.1 million, or two percent. The surfactants segment accounted for $14.8 million of the increase. The favorable effects of foreign currency translation and increased sales volume led to the increase. Net sales for the polymers segment were up $2.8 million between years due to higher selling prices and favorable foreign currency translation. Net sales for the specialty products segment fell $0.1 million.

Operating income dropped 35 percent to $13.6 million for the first half of 2003 from $20.8 million for the first half of 2002. Gross profit declined $7.9 million, or 12 percent, between years. Surfactants accounted for most of the gross profit decline, as reduced margins more than offset the favorable effect of higher sales volume. Polymers gross profit remained flat from year to year, while specialty products profit dropped. Consolidated operating expenses decreased $0.7 million, or two percent, from year to year. The fluctuations in operating income and gross profit are discussed further under “Segment Results” below.

Net interest expense increased $0.6 million, or 18 percent, due to higher average debt levels, a higher proportion of fixed rate debt and a decline in interest capitalized as a part of fixed asset construction projects.

Income from the Company’s Philippine joint venture declined $0.5 million, or 29 percent. Lower royalty income accounted for the decrease.

The effective tax rate was 33.5 percent for the first half of 2003 compared to 36.5 percent for the first half of 2002. The lower effective tax rate was primarily attributable to the tax benefit realized on foreign joint venture equity income as a percentage of consolidated income. A decrease in the state tax rate due to the impact of tax credits on a lower level of earnings also contributed to the lower effective tax rate.

Net income for the first six months of 2003 was $7.0 million, or $0.72 per diluted share, compared to $12.0 million, or $1.23 per diluted share for the first six months of the prior year.

Segment Results

(Dollars in thousands)	Surfactants	Polymers	Specialty Products	Corporate	Total
For the six months ended June 30, 2003
Net Sales	$312,524	$62,895	$12,090	—	$387,509
Operating income	16,936	7,804	2,878	(14,062)	13,556

For the six months ended June 30, 2003
Net Sales	$297,696	$60,050	$12,205	—	$369,951
Operating income	26,979	8,394	4,320	(18,909)	20,784

Surfactants net sales increased $14.8 million, or five percent from year to year. Sales volume increased a modest one percent from quarter to quarter, as domestic volume fell 4.2 million pounds, or one percent, and foreign subsidiaries’ volume increased 12.0 million pounds, or five percent. Lower demand for laundry and cleaning products, partially offset by increased volumes for personal care products, accounted for the domestic sales volume decline. European and Canadian operations accounted for most of the foreign subsidiaries’ improvement. Despite the slight decrease in sales volume, domestic net sales increased $2.1 million, or one percent, due to 2003 second quarter selling price increases and to a larger proportion of higher priced export volumes. Net sales for foreign operations increased $12.7 million, or 14 percent. Approximately, $8.0 million of the increase was attributable to the favorable effects of foreign currency translation, due particularly to the strengthening euro and British pound sterling against the U.S. dollar. Excluding the effect of foreign currency translation, total surfactants net sales increased $6.8 million, or two percent, between years.

Surfactants operating income fell $10.0 million, or 37 percent between years. Gross profit for the first half of 2003 was $42.8 million, or 13.7 percent of net sales, compared to $50.7 million, or 17.0 percent of net sales, for the same period of 2002. Lower margins and sales volume for domestic surfactants led to a $9.2 million, or 24 percent, year-to-year gross profit decline. The average unit margin was over $0.01 per pound less in the first half of 2003 than the average margin for the same period of 2002. The margin reduction was principally attributable to increased unit overhead costs and a change in sales mix. Increased sales volumes and higher average margins for foreign operations led to a $1.3 million, or 11 percent, improvement in gross profit. Operating expenses increased nine percent to $25.9 million in 2003 from $23.7 million in 2002. Approximately $1.3 million of the increase related to foreign operations, and $0.9 related to domestic operations. About $0.7 million of the increase for foreign operations resulted from the negative effects of foreign currency translation. Higher marketing salary expense, due primarily to the reallocation of personnel from the system implementation project that was completed in 2002, accounted for most of the domestic increase.

Polymers net sales for the first half of 2003 increased $2.8 million, or five percent, from net sales for the same period of last year. Sales volume was flat from year to year. PA net sales dropped $2.4 million, or 12 percent, due to an eight percent decline in volume and a change in customer mix. Net sales for polyurethane polyols increased $4.5 million, or 14 percent. A seven percent increase in sales volume, due to domestic and European growth, and second quarter domestic selling price increases drove the improvement. Approximately $1.4 million of the $2.8 million net sales increase was due to the favorable effects of foreign currency translation. Polyurethane systems net sales grew $0.7 million, due primarily to a six percent sales volume increase. New business accounted for most of the volume growth.

Polymers operating income declined $0.6 million, or seven percent, from year to year. Gross profit was flat at $13.4 million. Higher gross profit for PA (up $0.6 million, or 22 percent) and polyurethane systems (up $0.1 million, or five percent) was entirely offset by lower polyurethane polyols gross profit (down $0.7 million, or eight percent). Domestic polyurethane polyols gross profit fell $1.2 million, due to higher raw material costs that more than offset the effect of improved sales volume. European gross profit was up $0.5 million due to higher sales volume and margins. Polymer operating expenses were $5.5 million, up $0.5 million, or 10 percent, from the $5.0 million reported in the first half of 2002. The increase was primarily attributable to higher salary expense, coupled with the negative effects of foreign currency translation.

Specialty products net sales decreased $0.1 million, or one percent, between years. Operating income dropped $1.4 million, or 33 percent, on a lower sales volume of higher margin pharmaceutical applications. Increased research costs also contributed to the decline.

Corporate expenses, which include corporate administrative and corporate manufacturing expenses that are not allocated to the reportable segments, declined $4.8 million from year to year. Approximately $1.9 million of the decrease was attributable to a drop in expense related to the Company’s deferred compensation plans. In addition, consulting fees dropped $1.9 million between years, due primarily to the 2002 completion of the North American ERP system. Also contributing to the decline were a $1.0 million recovery of settlement costs related to an old legal case and $1.0 million of foreign currency exchange gains, primarily related to European debt that is denominated in U.S. dollars. Increased expenses in a number of areas, particularly depreciation of the ERP system and legal expenses, partially offset the foregoing favorable items.

OUTLOOK

Although net income was lower than that of the prior year, second quarter earnings improved over the much weaker first quarter performance. The Company is projecting improved profit margins, product mix and top line sales volume growth in the second half of 2003. A new polyol reactor in Germany has recently commenced commercial production. In addition, several fabric softener opportunities have recently been commercialized in Europe and North America. Provided these efforts are successful, we expect improvement in the second half of 2003 over the second half of 2002.

ENVIRONMENTAL AND LEGAL MATTERS

The Company is subject to extensive federal, state and local environmental laws and regulations. Although the Company’s environmental policies and practices are designed to ensure compliance with these laws and regulations, future developments and increasingly stringent environmental regulation could require the Company to make additional unforeseen environmental expenditures. The Company will continue to invest in the equipment and facilities necessary to comply with existing and future regulations. During the first six months of 2003, Company expenditures for capital projects related to the environment were $1.3 million. These projects are capitalized and typically depreciated over 10 years. Recurring costs associated with the operation and maintenance of facilities for waste treatment and disposal and managing environmental compliance in ongoing operations at our manufacturing locations were $3.9 million for the first six months of 2003.

The Company has been named by the government as a potentially responsible party at 19 waste disposal sites where cleanup costs have been or may be incurred under the federal Comprehensive Environmental Response, Compensation and Liability Act and similar state statutes. In addition, damages are being claimed against the Company in general liability actions for alleged personal injury or property damage in the case of some disposal and plant sites. The Company believes that it has made adequate provisions for the costs it may incur with respect to these sites. The Company has estimated a range of possible environmental and legal losses from $8.0 million to $35.4 million at June 30, 2003. At June 30, 2003 and December 31, 2002, the Company’s reserve was $18.5 million and $17.6 million, respectively, for legal and environmental matters. During the first six months of 2003, expenditures related to legal and environmental matters approximated $1.1 million. For certain sites, estimates cannot be made of the total costs of compliance or the Company’s share of such costs; accordingly, the Company is unable to predict the effect thereof on future results of operations or cash flows. In the event of one or more adverse determinations in any annual or interim period, the impact on results of operations or cash flows for those periods could be material. However, based upon the Company’s present belief as to its relative involvement at these sites, other viable entities’ responsibilities for cleanup and the extended period over which any costs would be incurred, the Company believes that these matters will not have a material effect on the Company’s financial position, results of operations or cash flows.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). FIN 46, which is an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, addresses consolidation by business enterprises of variable interest entities. This interpretation explains how a variable interest entity is identified and how an enterprise assesses its interest in a variable interest entity to decide whether it is the primary beneficiary of the entity. A variable interest entity is to be consolidated by its primary beneficiary if the entities do not effectively disperse risks among parties involved. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 had no effect on the Company’s financial position, results of operations or cash flows, as the Company is not party to any variable interest entities as defined by this interpretation.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. This statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The Company does not believe that adoption of SFAS No. 149 will have a material effect on its financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. This statement establishes standards for how an issuer classifies and measurers certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within the scope of the pronouncement as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 had no effect on the Company’s financial position, results of operations or cash flows, as the Company holds no financial instruments that fall within the scope of SFAS No. 150.

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

Part II OTHER INFORMATION

Item 1—Legal Proceedings

The Company’s site in Maywood, New Jersey and property formerly owned by the Company adjacent to its current site, were listed on the National Priorities List in September 1993 pursuant to the provisions of the Comprehensive Environmental Response Compensation and Liability Act (CERCLA) because of certain alleged chemical contamination. Pursuant to an Administrative Order on Consent entered into between the United States Environmental Protection Agency (USEPA) and the Company for property formerly owned by the Company, and the issuance of an order by USEPA to the Company for property currently owned by the Company, the Company completed a Remedial Investigation Feasibility Study (RI/FS) in 1994. The Company submitted the Draft Final FS for Soil and Source Areas (Operable Unit 1) in September 2002. In addition, the Company submitted the Draft Final FS for Groundwater (Operable Unit 2) in June 2003. Discussions between USEPA and the Company are continuing. The Company is awaiting the issuance of a Record of Decision (ROD) from USEPA relating to the currently owned and formerly owned Company property and the proposed remediation. The final ROD will be issued sometime after a public comment period.

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

The Company has been named as a potentially responsible party (PRP) in the case USEPA v. Jerome Lightman (92 CV 4710 D. N. J.), which involves the Ewan and D’Imperio Superfund Sites located in New Jersey. Trial on the issue of the Company’s liability at these sites was completed in March 2000. The Company is awaiting a decision from the court. If the Company is found liable at either site, a second trial as to the Company’s allocated share of clean-up costs at these sites will be held. The Company believes it has adequate defenses to the issue of liability. In the event of an unfavorable outcome related to the issue of liability, the Company believes it has adequate reserves. On a related matter, the Company has filed an appeal to the United States Third Circuit Court of Appeals objecting to the lodging of a partial consent decree in favor of the United States Government in this action. Under the partial consent decree, the government recovered past costs at the site from all PRPs including the Company. The Company paid its assessed share but by objecting to the partial consent decree, the Company is seeking to recover back the sums it paid.

Regarding the D’Imperio Superfund Site, USEPA has indicated it will seek penalty claims against the Company based on the Company’s alleged noncompliance with the modified Unilateral Administrative Order. The Company is currently negotiating with USEPA to settle its proposed penalty against the Company but does not believe that a settlement, if any, will have a material impact on the financial position, results of operations or cash flows of the Company. In addition, the Company also received notice from the New Jersey Department of Environmental Protection (NJDEP) dated March 21, 2001, that NJDEP has indicated it will pursue cost recovery against the alleged responsible parties, including the Company. The NJDEP’s claims include costs related to remediation of the D’Imperio Superfund Site in the amount of $434,406 and alleged natural resource damages in the amount of $529,584 (as of November 3, 2000). The NJDEP settled such claims against the alleged responsible parties, resulting in the Company paying its portion of $83,061 in July 2002. This payment is subject to reallocation after the allocation phase of the above-identified trial, if any. The payment did not have a material impact on the financial position, results of operations or cash flows of the Company.

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

The Company received a General Notice of Potential Liability letter from USEPA dated October 18, 2002, regarding the Liquid Dynamics Site located in Chicago, Illinois. The Company submitted a response to USEPA on November 5, 2002, stating that it is interested in negotiating a resolution of its potential responsibility at this site. In addition, the Company recently joined the PRP group. Based on the fact that the Company believes it is de minimis at this site, the Company believes that a resolution of its liability at this site will not have a material impact on the financial position, results of operations or cash flows of the Company.

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

The Company received a Section 104(e) Request for Information from USEPA dated June 2, 2003, regarding the Martin Aaron Site located in Camden, New Jersey. The Company’s response is due by August 14, 2003. The Company is currently investigating this matter and therefore, cannot predict what its liability, if any, will be for this site.

Item 6—Exhibits and Reports on Form 8-K

(a)	Exhibit 31.1	—	Certification pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) signed by the Chairman and Chief Executive Officer

(b)	Exhibit 31.2	—	Certification pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) signed by the Vice President and Corporate Controller

(c)	Exhibit 32	—	Certification pursuant to 18 U.S.C. Section 1350

(d)	Reports on Form 8-K

Form 8-K, which was filed on July 28, 2003, and Form 8-K/A, which was filed on July 29, 2003, included a press release, which provided certain information with respect to the Company’s financial results for the second quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEPAN COMPANY

/s/ JAMES E. HURLBUTT Vice President and Corporate Controller

Date: August 13, 2003