Form 10-Q
period 2003-09-30
STEPAN CO
filed 2003-11-14
CIK 94049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)     Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2003
Common Stock, $1 par value	8,886,903 Shares

Part I	FINANCIAL INFORMATION

Item 1 - Financial Statements

STEPAN COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2003 and December 31, 2002

Unaudited

(Dollars in thousands)

	September 30, 2003	December 31, 2002
Assets
Current Assets:
Cash and cash equivalents	$3,144	$3,188
Receivables, net	112,075	99,249
Inventories (Note 3)	69,519	67,985
Deferred income taxes	7,991	7,850
Other current assets	7,165	6,840

Total current assets	199,894	185,112

Property, Plant and Equipment:
Cost	729,740	702,289
Less: accumulated depreciation	521,234	491,239

Property, plant and equipment, net	208,506	211,050

Goodwill, net (Note 8)	6,232	6,182

Other intangible assets, net (Note 8)	12,642	13,920

Other non-current assets	27,146	23,403

Total assets	$454,420	$439,667

Liabilities and Stockholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$17,313	$13,387
Accounts payable	60,869	51,516
Accrued liabilities	39,857	40,114

Total current liabilities	118,039	105,017

Deferred income taxes	19,098	20,065

Long-term debt, less current maturities	99,149	104,304

Other non-current liabilities	55,213	51,452

Stockholders’ Equity:
5 1/2% convertible preferred stock, cumulative, voting without par value; authorized 2,000,000 shares; issued 582,082 shares in 2003 and 582,632 shares in 2002	14,552	14,566
Common stock, $1 par value; authorized 30,000,000 shares; issued 9,748,338 shares in 2003 and 9,742,211 shares in 2002	9,748	9,742
Additional paid-in capital	19,463	19,358
Accumulated other comprehensive loss (Note 6)	(23,797)	(25,109)
Retained earnings (unrestricted approximately $37,041 in 2003 and $36,513 in 2002)	160,130	157,448
Less: Treasury stock, at cost 861,435 shares in 2003 and 861,476 in 2002	(17,175)	(17,176)

Stockholders’ equity	162,921	158,829

Total liabilities and stockholders’ equity	$454,420	$439,667

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three and Nine Months Ended September 30, 2003 and 2002

Unaudited

(In thousands, except per share amounts)	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Net Sales	$196,066	$193,344	$583,575	$563,295
Cost of Sales	169,105	162,279	500,323	468,028

Gross Profit	26,961	31,065	83,252	95,267

Operating Expenses:
Marketing	7,230	7,427	21,714	20,304
Administrative	10,549	7,985	26,223	26,555
Research, development and technical services	6,113	6,407	18,690	18,379

	23,892	21,819	66,627	65,238

Operating Income	3,069	9,246	16,625	30,029

Other Income (Expense):
Interest, net	(1,923)	(1,743)	(6,057)	(5,240)
Income from equity joint venture	619	790	1,796	2,444

	(1,304)	(953)	(4,261)	(2,796)

Income Before Provision for Income Taxes	1,765	8,293	12,364	27,233
Provision for Income Taxes	467	2,618	4,018	9,531

Net Income	$1,298	$5,675	$8,346	$17,702

Net Income Per Common Share (Note 5):
Basic	$0.12	$0.62	$0.87	$1.93

Diluted	$0.12	$0.58	$0.85	$1.81

Shares Used to Compute Net Income Per Common Share (Note 5):
Basic	8,886	8,871	8,884	8,855

Diluted	9,084	9,830	9,085	9,791

Dividends per Common Share	$0.1900	$0.1825	$0.5700	$0.5475

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2003 and 2002

Unaudited

(Dollars in thousands)	September 30, 2003	September 30, 2002
Cash Flows From Operating Activities
Net income	$8,346	$17,702
Depreciation and amortization	30,466	30,655
Recognition of deferred revenue	(344)	(615)
Deferred income taxes	(1,108)	2,751
Environmental and legal liabilities	2,520	(270)
Other non-cash items	214	(524)
Changes in working capital:
Receivables, net	(12,826)	(13,200)
Inventories	(1,534)	(4,993)
Accounts payable and accrued liabilities	9,297	541
Other current assets	(325)	(1,107)

Net Cash Provided by Operating Activities	34,706	30,940

Cash Flows From Investing Activities
Expenditures for property, plant and equipment	(24,744)	(24,634)
Other non-current assets	(2,335)	2,812

Net Cash Used in Investing Activities	(27,079)	(21,822)

Cash Flows From Financing Activities
Revolving debt and notes payable to banks, net	9,400	(35,200)
Other debt borrowings	5,493	41,142
Other debt repayments	(16,122)	(8,837)
Purchase of treasury stock, net	—	(2,023)
Dividends paid	(5,664)	(5,454)
Stock option exercises	97	2,570
Loan costs	(17)	—

Net Cash Used for Financing Activities	(6,813)	(7,802)

Effect of Exchange Rate Changes on Cash	(858)	(2,636)

Net Decrease in Cash and Cash Equivalents	(44)	(1,320)
Cash and Cash Equivalents at Beginning of Period	3,188	4,224

Cash and Cash Equivalents at End of Period	$3,144	$2,904

Supplemental Cash Flow Information:
Cash payments of interest	$6,086	$4,653

Cash payments of income taxes, net of refunds	$4,747	$5,765

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003

Unaudited

1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements included herein have been prepared by the Stepan Company (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate and make the information presented not misleading. In the opinion of management all normal recurring adjustments necessary to present fairly the condensed consolidated financial position of the Company as of September 30, 2003, and the condensed consolidated results of operations for the three and nine months then ended and cash flows for the nine months then ended have been included.

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

(In thousands, except per share amounts)	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2003	2002	2003	2002
Net income, as reported	$1,298	$5,675	$8,346	$17,702
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	160	185	456	506

Net Income, pro forma	$1,138	$5,490	$7,890	$17,196

Earnings per share:
Basic - as reported	$0.12	$0.62	$0.87	$1.93

Basic - pro forma	$0.11	$0.60	$0.82	$1.87

Diluted - as reported	$0.12	$0.58	$0.85	$1.81

Diluted - pro forma	$0.10	$0.56	$0.80	$1.76

3.	INVENTORIES

Inventories consist of following amounts:

(Dollars in thousands)	September 30, 2003	December 31, 2002
Finished products	$43,652	$40,875
Raw materials	25,867	27,110

Total inventories	$69,519	$67,985

Inventories priced at LIFO as of September 30, 2003 and December 31, 2002, amounted to 82 and 85 percent of total inventories, respectively. If the first-in, first-out (FIFO) inventory valuation method had been used for all inventories, inventory balances would have been approximately $7.1 million and $5.3 million higher than reported at September 30, 2003, and December 31, 2002, respectively.

4.	CONTINGENCIES

There are a variety of legal proceedings pending or threatened against the Company. Some of these proceedings may result in fines, penalties, judgments or costs being assessed against the Company at some future time. The Company’s operations are subject to extensive local, state and federal regulations, including the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) and the Superfund amendments of 1986 (“Superfund”). The Company and others have been named as potentially responsible parties at affected geographic sites. The Company believes that it has made adequate provisions for the costs it may incur with respect to these sites. The Company has estimated a range of possible environmental and legal losses from $9.5 million to $40.4 million at September 30, 2003. At September 30, 2003 and December 31, 2002, the Company’s reserve was $20.0 million and $17.6 million, respectively, for legal and environmental matters.

For certain sites, estimates cannot be made of the total costs of compliance, or the Company’s share of such costs; accordingly, the Company is unable to predict the effect thereof on future results of operations. In the event of one or more adverse determinations in any annual or interim period, the impact on results of operations or cash flows for those periods could be material. However, based upon the Company’s present belief as to its relative involvement at these sites, other viable entities’ responsibilities for cleanup, and the extended period over which any costs would be incurred, the Company believes that these matters will not have a material effect on the Company’s financial position, results of operations or cash flows. Following are summaries of the environmental proceedings related to the major environmental sites where the Company has responsibility for participating in remediation efforts:

Maywood, New Jersey, Site

The Company’s site in Maywood, New Jersey and property formerly owned by the Company adjacent to its current site, were listed on the National Priorities List in September 1993 pursuant to the provisions of CERCLA because of certain alleged chemical contamination. Pursuant to an Administrative Order on Consent entered into between the United States Environmental

Protection Agency (USEPA) and the Company for property formerly owned by the Company, and the issuance of an order by USEPA to the Company for property currently owned by the Company, the Company completed a Remedial Investigation Feasibility Study (RI/FS) in 1994. The Company submitted the Draft Final FS for Soil and Source Areas (Operable Unit 1) in September 2002. In addition, the Company submitted the Draft Final FS for Groundwater (Operable Unit 2) in June 2003. Discussions between USEPA and the Company are continuing. The Company is awaiting the issuance of a Record of Decision (ROD) from USEPA relating to the currently owned and formerly owned Company property and the proposed chemical contamination remediation. The final ROD will be issued sometime after a public comment period.

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

Regarding the D’Imperio Superfund Site, USEPA has indicated it will seek penalty claims against the Company based on the Company’s alleged noncompliance with the modified Unilateral Administrative Order. The Company is currently negotiating with USEPA to settle its proposed penalty against the Company but does not believe that a settlement, if any, will have a material impact on its financial position, results of operations or cash flows. In addition, the Company also received notice from the New Jersey Department of Environmental Protection (NJDEP) dated March 21, 2001, that NJDEP has indicated it will pursue cost recovery against the alleged responsible parties, including the Company. The NJDEP’s claims include costs related to remediation of the D’Imperio Superfund Site in the amount of $434,406 and alleged natural resource damages in the amount of $529,584 (as of November 3, 2000). The NJDEP settled such claims against the alleged responsible parties, resulting in the Company paying its portion of $83,061 in July 2002. This payment is subject to reallocation after the allocation phase of the above-identified trial, if any. The payment did not have a material impact on the financial position, results of operations or cash flows of the Company. On November 6, 2003, the USEPA issued a Unilateral Administrative Order directed to all PRPs to perform the remedial design and implement the amended remedial action described in the Agency’s ROD Amendment.

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

Wilmington Site

As reported previously in the Company’s Quarterly Report Form 10-Q for the quarter ended September 30, 1994 and various subsequent reports, the Company has received two Requests for Information from the Commonwealth of Massachusetts Department of Environmental Protection relating to the Company’s formerly-owned site at 51 Eames Street, Wilmington, Massachusetts, the most recent of which was in October 2002. The Company’s response to this latest request was filed in December 2002. Remediation at this site is being managed by its current owner to whom the Company sold the property in 1980. The Company subsequently entered into an agreement with the current owner whereby the Company is obligated to contribute to the response costs associated with this site once total site remediation costs exceed certain levels. In July 2003, the Company received a notice that contribution levels had been reached and a demand for payment from the current owner as to the Company’s outstanding share of environmental response costs incurred to-date ($0.9 million) and due under the terms of the agreement. The Company is currently evaluating the current owner’s demand for payment. Under the agreement, the Company is obligated to contribute up to five percent of future response costs associated with this site. The Company believes it has adequate reserves for current and future claims associated with this site under the agreement. However, depending on the ultimate cost of the remediation at this site, the amount for which the Company is liable could differ from the current estimates.

Martin Aaron Site

The Company received a Section 104(e) Request for Information from USEPA dated June 2, 2003, regarding the Martin Aaron Site located in Camden, New Jersey. The Company’s response was submitted on August 11, 2003. The Company is currently investigating this matter and therefore, cannot predict what its liability, if any, will be for this site.

Other

The Company performs ongoing ground water monitoring at a number of its plant sites. Recent results of such monitoring indicated that future remediation may be required at one of the Company’s sites. Although there has been no enforcement order, the Company is in the process of preparing a remediation plan that will be submitted to the appropriate governmental agency by the end of 2003. The Company believes it has adequate reserves for the remediation of this site.

5.	EARNINGS PER SHARE

Below is the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2003 and 2002.

(In thousands, except per share amounts)	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Computation of Basic Earnings per Share
Net income	$1,298	$5,675	$8,346	$17,702
Deduct dividends on preferred stock	(200)	(199)	(600)	(601)

Income applicable to common stock	$1,098	$5,476	$7,746	$17,101

Weighted-average number of common shares outstanding	8,886	8,871	8,884	8,855

Basic earnings per share	$0.12	$0.62	$0.87	$1.93

Computation of Diluted Earnings per Share
Net income	$1,298	$5,675	$8,346	$17,702
Deduct dividends on preferred stock (a)	(200)	—	(600)	—

	1,098	$5,675	7,746	$17,702

Weighted-average number of common shares outstanding	8,886	8,871	8,884	8,855
Add net shares issuable from assumed exercise of options (under treasury stock method)	198	293	201	270
Add weighted-average shares issuable from assumed conversion of convertible preferred stock (a)	—	666	—	666

Shares applicable to diluted earnings	9,084	9,830	9,085	9,791

Diluted earnings per share	$0.12	$0.58	$0.85	$1.81

(a)	The assumed conversion of convertible preferred stock is antidilutive for the three and nine months ended September 30, 2003, and, accordingly, is excluded from the diluted earnings per share calculation.

6.	COMPREHENSIVE INCOME

Comprehensive income includes net income and all other non-owner changes in equity that are not reported in net income. Below is the Company’s comprehensive income for the three and nine months ended September 30, 2003 and 2002.

(Dollars in thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Net income	$1,298	$5,675	$8,346	$17,702
Other comprehensive income:
Foreign currency translation gain/(loss)	(2,414)	298	960	283
Unrealized gain/(loss) on securities	25	(557)	352	(817)

Comprehensive income/(loss)	$(1,091)	$5,416	$9,658	$17,168

At September 30, 2003, the total accumulated other comprehensive loss of $23,797,000 consisted of $11,367,000 of foreign currency translation adjustments, $1,282,000 of unrealized losses on securities and $11,148,000 of minimum pension liability adjustments. At December 31, 2002, the total accumulated other comprehensive loss of $25,109,000 included $12,327,000 of foreign currency translation adjustments, $1,634,000 of unrealized losses on securities and $11,148,000 of minimum pension liability adjustments. Unrealized losses on securities relate entirely to investments held for the deferred compensation plans.

7.	SEGMENT REPORTING

The Company has three reportable segments: surfactants, polymers and specialty products. Financial results of the Company’s operating segments for the three and nine months ended September 30, 2003 and 2002, are summarized below:

(Dollars in thousands)	Surfactants	Polymers	Specialty Products	Segment Totals
For the quarter ended September 30, 2003
Net sales	$150,330	$39,018	$6,718	$196,066
Operating income	5,592	5,064	1,742	12,398

For the quarter ended September 30, 2002
Net sales	$152,103	$33,952	$7,289	$193,344

(Dollars in thousands)	Surfactants	Polymers	Specialty Products	Segment Totals
Operating income	9,403	5,931	2,342	17,676

For the nine months ended September 30, 2003
Net sales	$462,854	$101,913	$18,808	$583,575
Operating income	22,528	12,868	4,620	40,016

For the nine months ended September 30, 2002
Net sales	$449,799	$94,002	$19,494	$563,295
Operating income	36,382	14,325	6,662	57,369

Below are reconciliations of segment operating income to consolidated income before income taxes:

(Dollars in thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Operating income segment totals	$12,398	$17,676	$40,016	$57,369
Unallocated corporate expenses	(9,329)	(8,430)	(23,391)	(27,340)
Interest expense	(1,923)	(1,743)	(6,057)	(5,240)
Equity in earnings of joint venture	619	790	1,796	2,444

Consolidated income before income taxes	$1,765	$8,293	$12,364	$27,233

Unallocated corporate expenses include corporate administrative and corporate manufacturing expenses, which are not included in segment operating income and not used to evaluate segment performance.

8.	GOODWILL AND OTHER INTANGIBLE ASSETS

The Company’s net carrying values of goodwill were $6,232,000 and $6,182,000 as of September 30, 2003 and December 31, 2002, respectively. The entire amount of goodwill relates to the surfactants’ reporting unit. The change in net carrying value resulted from the effects of currency translation, as no additional goodwill was acquired in the first nine months of 2003.

The following table reflects the components of all other intangible assets, which have finite lives, as of September 30, 2003 and December 31, 2002.

(Dollars in thousands)	Gross Carrying Amount		Accumulated Amortization
	Sept. 30, 2003	Dec. 31, 2002	Sept. 30, 2003	Dec. 31, 2002
Other Intangible Assets:
Patents	$2,000	$2,000	$700	$600
Trademarks, customer lists, know-how	18,270	18,256	7,658	6,657
Non-compete agreements	2,217	2,123	1,487	1,202

Total	$22,487	$22,379	$9,845	$8,459

Aggregate amortization expenses for the three and nine months ended September 30, 2003, were $417,000 and $1,329,000, respectively. Aggregate amortization expenses for the three and nine months ended September 30, 2002, were $333,000 and $1,048,000, respectively. Estimated amortization expense for identifiable intangibles assets, other than goodwill, for each of the succeeding fiscal years are as follows:

(Dollars in thousands)

For year ending 12/31/03	$1,684
For year ending 12/31/04	$1,580
For year ending 12/31/05	$1,580
For year ending 12/31/06	$1,421
For year ending 12/31/07	$1,177

9.	RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). FIN 46, which is an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, addresses consolidation by business enterprises of variable interest entities. This interpretation explains how a variable interest entity is identified and how an enterprise assesses its interest in a variable interest entity to decide whether it is the primary beneficiary of the entity. A variable interest entity is to be consolidated by its primary beneficiary if the entities do not effectively disperse risks among parties involved. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 had no effect on the Company’s financial position, results of operations or cash flows, as the Company is not party to any variable interest entities as defined by this interpretation.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. This statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material effect on the Company’s financial position, results of operations or cash flows.

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

10.	LOAN AGREEMENT

The Company’s U.S. loan agreements require minimum interest coverage (Earnings before interest and income taxes (EBIT) to interest expense) of 2.0 to 1.0. To enable continuing compliance with this requirement, beginning September 30, 2003, the Company has elected, as permitted by all of its U.S. loan agreements, to designate Stepan Canada Inc. as a restricted subsidiary.

The Company’s U.S. loan agreements also limit the ability of restricted subsidiaries to grant security interests in support of local credit facilities. As of September 30, 2003, Stepan Canada Inc. had an asset security lien in place for a credit arrangement with a Canadian bank, which caused the Company to be out of compliance with its U.S. loan agreements. Stepan Canada had no outstanding borrowings under this credit facility at any time during 2003. To achieve forward compliance with the U.S. loan agreements’ limitation, Stepan Canada Inc. has directed that its Canadian lending bank cancel the existing asset security lien. The Company’s U.S. lenders have waived the Company’s noncompliance of this limitation as of September 30, 2003, to permit time to process the security release.

11.	RECLASSIFICATIONS

Certain amounts in the 2002 financial statements have been reclassified to conform to the 2003 presentation.

Item 2 – Management’s Discussion and Analysis of Financial Conditions and Results of Operations

The following is management’s discussion and analysis of certain significant factors, which have affected the Company’s financial condition and results of operations during the interim period included in the accompanying condensed consolidated financial statements

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the nine months ended September 30, 2003 totaled $34.7 million, up $3.8 million from $30.9 million for the equivalent period in 2002. Working capital required the use of $5.4 million for the first nine months of 2003, compared to a cash use of $18.8 million for the same period in 2002. This fluctuation in working capital requirements, caused principally by an increase in accounts payable and inventories, was more than enough to offset the impact of lower net income for the current year period.

For the first three quarters of 2003, accounts receivable increased by $12.8 million due to normal seasonal sales patterns while inventories increased by $1.5 million. The inventory increase was more than offset by a $9.3 million increase in accounts payable and accrued liabilities. The accounts payable balance was down at December 31, 2002, due to an increased availability of cash.

Capital expenditures totaled $24.7 million for the first nine months of 2003, nearly matching spending of $24.6 million for the same period in 2002. The Company projects that 2003 total year spending will be close to the $36.1 million recorded in 2002. Significant capital projects for 2003 include a polyol reactor at our German plant site and fabric softener expansions.

Total Company debt has decreased by $1.2 million since last year-end, from $117.7 million to $116.5 million. Despite lower current year earnings, net cash provided by operating activities has outpaced the combined levels of investing and financing activities primarily due to lower working capital requirements. As of September 30, 2003, the ratio of long-term debt to long-term debt plus shareholders’ equity was 37.8 percent, compared to 39.6 percent at December 31, 2002.

The Company’s U.S. loan agreements require minimum interest coverage (Earnings before interest and income taxes (EBIT) to interest expense) of 2.0 to 1.0. To enable continuing compliance with this requirement, the Company has elected, as permitted by all of its U.S. loan agreements, to designate Stepan Canada Inc. as a restricted subsidiary beginning September 30, 2003.

The Company’s U.S. loan agreements also limit the ability of restricted subsidiaries to grant security interests in support of local credit facilities. To achieve forward compliance with that limitation, Stepan Canada Inc. has directed that its Canadian lending bank cancel an existing asset security lien. The Company’s U.S. lenders have waived the Company’s noncompliance with this limitation as of September 30, 2003, to permit time to process the security release.

The Company maintains contractual relationships with its domestic banks that provide for revolving credit of up to $60 million, which may be drawn upon as needed for general corporate purposes through May 2, 2007 under a revolving credit agreement. As of September 30, 2003, borrowings totaling $9.4 million were outstanding under this revolving credit agreement. The Company also meets short-term liquidity requirements through uncommitted domestic bank lines of credit.

The Company’s foreign subsidiaries maintain committed and uncommitted bank lines of credit in their respective countries to meet working capital requirements as well as to fund capital expenditure programs and acquisitions.

The Company anticipates that cash from operations and from committed credit facilities will be sufficient to fund anticipated capital expenditures, dividends and other planned financial commitments for the foreseeable future, including larger pension plan funding requirements resulting from increased plan liabilities and declining plan asset market values due to market conditions in recent years. Any substantial acquisitions would require additional funding.

There have been no material changes in the Company’s market risks since December 31, 2002.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2003 and 2002

Overall Results

Consolidated net sales were $196.1 million for the third quarter of 2003, a $2.8 million, or one percent, increase from net sales of $193.3 million for the same period of 2002. Excluding the effects of foreign currency translation, consolidated net sales decreased $2.1 million, or one percent, from quarter to quarter. Net sales for the surfactants segment fell $1.8 million on a decline in U.S. (‘domestic’) sales volume, partially offset by favorable foreign currency translation of European sales. Net sales for the polymers segment were up $5.1 million from quarter to quarter due to higher sales volume, particularly for polyurethane polyols. Net sales for the specialty products segment declined $0.6 million on a lower volume of higher priced products.

Operating income dropped 67 percent to $3.1 million for the third quarter of 2003 from $9.2 million for the third quarter of 2002. Gross profit declined $4.1 million, or 13 percent, from quarter to quarter. The surfactants segment accounted for most of the gross profit decrease, as sales volume declined. Despite sales volume improvement, polymers gross profit fell due primarily to a production outage in the manufacture of phthalic anhydride. Specialty products gross profit was down as a result of product mix. Consolidated operating expenses, which include marketing, administrative, and research, development and technical services expenses, increased $2.1 million, or ten percent, from quarter to quarter due largely to increased environmental remediation reserve requirements of $1.5 million and $1.3 million of higher expense related to the Company’s deferred compensation plan. The fluctuations in operating income and gross profit are discussed further under “Segment Results” below.

Net interest expense increased $0.2 million, or 10 percent, from quarter to quarter, due a higher proportion of fixed rate debt. The Company secured more fixed rate debt in 2002 to lock in recent low interest rates for the long term, although such debt has a higher cost than current short-term interest rates.

Income from the Company’s Philippine joint venture declined $0.2 million, or 22 percent, between quarters. A less favorable sales mix accounted for the decline.

The effective tax rate was 26.5 percent for the third quarter of 2003 compared to 31.6 percent for the third quarter of 2002. The rate for both quarters reflected revisions to adjust the cumulative year-to-date tax rate to the estimated annual effective rates of 32.5 percent and 35.0 percent for 2003 and 2002, respectively. The lower annual effective tax rate was primarily attributable to the tax benefit realized on foreign joint venture equity income as a percentage of consolidated income being higher in 2003 than in 2002 due to the decline in domestic profitability. A decrease in the state tax rate due to the impact of tax credits on a lower level of earnings also contributed to the lower effective tax rate.

Net income for the quarter was $1.3 million, or $0.12 per diluted share, compared to $5.7 million, or $0.58 per diluted share, for the prior year’s third quarter.

Segment Results

(Dollars in thousands)	Surfactants	Polymers	Specialty Products	Corporate	Total

For the three months ended September 30, 2003
Net Sales	$150,330	$39,018	$6,718	—	$196,066
Operating income	5,592	5,064	1,742	(9,329)	3,069

For the three months ended September 30, 2002
Net Sales	$152,103	$33,952	$7,289	—	$193,344
Operating income	9,403	5,931	2,342	(8,430)	9,246

Surfactants third quarter 2003 net sales decreased $1.8 million, or one percent, from third quarter 2002 net sales. Sales volume fell ten percent from quarter to quarter, as domestic volume dropped 16 percent, and foreign subsidiaries’ volume increased six percent. Lower demand from two major customers accounted for the domestic sales volume decline, as such customers brought outsourced volume back into their facilities. Increased volumes for European operations accounted for most of the foreign subsidiaries’ improvement. As a result of lower sales volume, domestic net sales decreased $10.5 million, or ten percent. Net sales for foreign operations increased $8.7 million, or 18 percent. Approximately $4.2 million of the increase was attributable to the favorable effects of foreign currency translation, particularly the strengthening euro and British pound sterling against the U.S. dollar. Excluding the effect of foreign currency translation, total surfactants net sales declined $6.0 million, or four percent, between quarters.

Surfactants operating income fell $3.8 million, or 41 percent, principally due to a decline in gross profit. Gross profit for the third quarter of 2003 was $18.7 million, which was 17 percent lower than the $22.5 million reported for the same period of 2002. Domestic gross profit declined $4.2 million, or 26 percent, from quarter to quarter due to lower sales volume resulting from the lower demand from two major customers. A change in sales mix also contributed to the decline in domestic gross profit. The Company’s domestic operations are susceptible to significant gross profit declines when volumes decrease due to the primarily fixed nature of the Company’s manufacturing costs. Foreign operations’ gross profit increased $0.4 million, or seven percent, between quarters. European operations accounted for most of the improvement. Operating expenses remained flat at $13.2 million. Lower domestic research and development expense was offset by United Kingdom ERP implementation expense and the negative effect of foreign currency translation. Excluding the effect of foreign currency translation, operating expenses decreased $0.3 million, or two percent.

Polymers third quarter 2003 net sales increased $5.1 million, or 15 percent, from third quarter 2002 net sales. Sales volume increased five percent. Phthalic Anhydride (PA) net sales increased $0.8 million, or nine percent, between quarters, despite a one percent drop in sales volume. The net sales increase was primarily due to higher average selling prices that resulted from a change in customer mix. Net sales for polyurethane polyols increased $3.4 million, or 16 percent, between quarters. An eight percent increase in sales volume and selling price increases, which were effected in the second quarter of 2003, led to the improvement. Sales volume grew for both domestic and European operations. Polymers net sales were also affected by favorable euro to U.S. dollar foreign currency translation, which contributed approximately $0.6 million to the net sales increase. Third quarter 2003 polyurethane systems net sales grew $0.9 million, due primarily to a 16 percent sales volume increase. New business accounted for most of the volume improvement in polyurethane systems.

Polymers operating income decreased $0.9 million, or 15 percent, from quarter to quarter. Third quarter 2003 gross profit was $7.8 million, which was $0.9 million less than the $8.7 million reported in the third quarter of 2002. PA gross profit fell $1.3 million, or 66 percent, in large part due to costs associated with unscheduled plant outages. Polyurethane polyols gross profit increased $0.1 million, or two percent. The effect of higher sales volume was largely offset by lower margins. Second quarter 2003 selling price increases only partially negated the impact of rising raw material costs. Increased sales volumes for polyurethane systems led to a $0.3 million, or 36 percent, growth in gross profit. Polymer operating expenses remained flat at $2.7 million.

Specialty products net sales decreased $0.6 million, or eight percent, over net sales for the same period of 2002. Operating income dropped $0.6 million, or 26 percent, on lower sales volume of higher margin products. Increased research costs also contributed to the decline.

Corporate expenses, which principally include corporate administrative and corporate manufacturing expenses that are not allocated to the reportable segments, increased $0.9 million, or 11 percent, from quarter to quarter. Environmental remediation expenses and expense related to the Company’s deferred compensation plan were up $1.5 million and $1.3 million, respectively, between quarters. The deferred compensation plan resulted in $0.3 million of expense for the current quarter compared to $1.0 million of income in the prior year quarter. Lower bonus and profit sharing expense ($0.8 million), a more favorable foreign currency exchange impact ($0.6 million) and reduced corporate consulting expenses ($0.5 million) partially offset the impact of the remediation and deferred compensation expenses. The improved foreign currency exchange impact was primarily due to the unfavorable effect that a weak Brazilian real had on dollar denominated liabilities in 2002. Consulting expenses were down as the North American ERP implementation was completed in 2002.

Nine Months Ended September 30, 2003 and 2002

Overall Results

Consolidated net sales were $583.6 million for the first nine months of 2003, a $20.3 million, or four percent, increase from net sales of $563.3 million for the same period of 2002. Excluding the effects of foreign currency translation, consolidated net sales increased $6.0 million, or one percent. The surfactants segment accounted for $13.1 million of the increase. The favorable effects of foreign currency translation accounted for nearly all of the increase, as sales volume was down period to period. Net sales for the polymers segment were up $7.9 million between years due to higher polyurethane polyols sales volume and to $2.0 million of favorable foreign currency translation. Net sales for the specialty products segment fell $0.7 million.

Operating income dropped $13.4 million, or 45 percent, to $16.6 million for the first nine months of 2003 from $30.0 million for the same period of 2002. Gross profit declined $12.0 million, or 13 percent, between years. Although profits for all three segments fell short of prior year results, the surfactants segment accounted for most of the gross profit decline. Consolidated operating expenses increased $1.4 million, or two percent, from year to year. Approximately $1.2 million of the operating expense increase resulted from the negative effect of foreign currency translation. The fluctuations in operating income and gross profit are discussed further under “Segment Results” below.

Net interest expense increased $0.8 million, or 16 percent, due to a higher proportion of fixed rate debt. A $0.2 million decline in interest capitalized as a part of fixed asset construction projects also contributed to the interest expense increase.

Income from the Company’s Philippine joint venture declined $0.6 million, or 27 percent. Lower royalty income accounted for most of the decrease.

The effective tax rate was 32.5 percent for the first nine months of 2003 compared to 35.0 percent for the first nine months of 2002. The lower effective tax rate was primarily attributable to the tax benefit realized on foreign joint venture equity income, which increased as a percentage of consolidated income due to the decline in domestic operating results. A decrease in the state tax rate due to the impact of tax credits on a lower level of earnings also contributed to the lower effective tax rate.

Net income for the first nine months of 2003 was $8.3 million, or $0.85 per diluted share, compared to $17.7 million, or $1.81 per diluted share for the first nine months of 2002.

Segment Results

(Dollars in thousands)	Surfactants	Polymers	Specialty Products	Corporate	Total

For the nine months ended September 30, 2003
Net Sales	$462,854	$101,913	$18,808	—	$583,575
Operating income	22,528	12,868	4,620	(23,391)	16,625

For the nine months ended September 30, 2002
Net Sales	$449,799	$94,002	$19,494	—	$563,295
Operating income	36,382	14,325	6,662	(27,340)	30,029

Surfactants net sales increased $13.1 million, or three percent from year to year. Approximately, $12.3 million of the increase was attributable to the favorable effects of foreign currency translation, due particularly to the strengthening euro and British pound sterling against the U.S. dollar. Sales volume decreased three percent, as domestic volume fell six percent, and foreign subsidiaries’ volume increased six percent. Lower demand from two major customers accounted for the domestic sales volume decline. European operations accounted for most of the foreign subsidiaries’ improvement. As a result of the decrease in sales volume, domestic net sales dropped $8.4 million, or three percent. Net sales for foreign operations increased $21.5 million, or 16 percent.

Surfactants operating income fell $13.9 million, or 38 percent, between years. Gross profit for the first nine months of 2003 was $61.6 million, or 13.3 percent of net sales, compared to $73.3 million, or 16.3 percent of net sales, for the same period of 2002. Lower sales volume for domestic surfactants led to a $13.5 million, or 25 percent, year-to-year gross profit decline. The average unit margin was approximately $0.01 per pound less for the first nine months of 2003 than the average margin for the same period of 2002 due principally to increased unit overhead costs and a change in sales mix. Gross profit for foreign operations increased $1.8 million, or 10 percent, due to $1.3 million of favorable foreign currency translation and to higher sales volume. Operating expenses increased six percent to $39.0 million in 2003 from $36.9 million in 2002. Foreign operations accounted for nearly the entire operating expense increase. About $1.1 million of the increase resulted from the negative effects of foreign currency translation. European operations accounted for most of the remainder of the foreign operating expense increase, as 2003 included expenses for an ERP implementation in the United Kingdom and registration expenses for one of the Company’s product lines.

Polymers net sales for the first nine months of 2003 increased $7.9 million, or eight percent, from net sales for the same period of last year. Sales volume was up two percent from year to year. PA net sales dropped $1.6 million, or six percent, due to a six percent decline in volume. Net sales for polyurethane polyols increased $7.9 million, or 15 percent. Approximately $2.0 million of the increase was due to the favorable effects of foreign currency translation. A seven percent increase in sales volume, due to domestic and European growth, accounted for most of the improvement. Price increases, which were effected in the second quarter of 2003, also contributed. Polyurethane systems net sales grew $1.6 million, or 13 percent, due primarily to a nine percent sales volume increase. New business accounted for most of the volume growth. A four percent increase in the average selling price, due primarily to sales mix, also contributed to the sales dollar improvement.

Polymers operating income declined $1.5 million, or ten percent, from year to year. Gross profit fell $1.0 million, or four percent, to $21.1 million in 2003 from $22.1 million in 2002. PA gross profit for the first nine months of 2003 decreased $0.7 million, or 16 percent, from gross profit reported for the same period of 2002. Lower sales volume and higher unit overhead costs, caused by lower production volumes with virtually unchanged plant expenses, accounted for the gross profit decline. Polyurethane polyols gross profit fell $0.6 million, or four percent, from year to year. Domestic polyurethane polyols gross profit fell $1.2 million, due to higher raw material costs that more than offset the effect of improved sales volume. European gross profit was up $0.6 million due to higher sales volume and selling prices. Polyurethane systems gross profit improved $0.3 million, or 16 percent, from period to period. Higher sales volume and a more favorable sales mix led to the improvement. Polymer operating expenses were $8.3 million, up $0.5 million, or seven percent, from the $7.8 million reported for the first nine months of 2002.

The increase was primarily attributable to higher research expenses, increased European administrative expenses and the negative effects of foreign currency translation.

Specialty products net sales decreased $0.1 million, or four percent, between years. Operating income dropped $2.0 million, or 31 percent, on a lower sales volume of higher margin pharmaceutical applications. Increased research costs also contributed to the decline.

Corporate expenses, which principally include corporate administrative and corporate manufacturing expenses that are not allocated to the reportable segments, declined $3.9 million, or 14 percent, from year to year. Consulting fees dropped $2.3 million between years, due primarily to the 2002 completion of the North American ERP system. Also contributing to the decline were $1.1 million of foreign currency exchange gains for the first nine months of 2003 compared to $0.6 million of exchange losses for the first nine months of 2002 (a favorable swing of $1.7 million). The current year exchange gain was primarily related to the impact that a strong euro had on European debt that is denominated in U.S. dollars. The prior year exchange loss was principally due to the effect that a weak Brazilian real had on dollar denominated liabilities. A $1.0 million recovery of settlement costs related to an old legal case and a $0.6 million decrease in expense related to the Company’s deferred compensation plans also contributed to the decline in corporate expenses. Environmental remediation expenses increased $2.0 million, which partially offset the foregoing favorable items.

OUTLOOK

The Company’s near term priority is to improve earnings through cost reduction aimed at eliminating discretionary spending and reducing headcount through attrition and functional reorganizations. Longer term, the Company is committed to top line growth with focus on polyester polyols, fabric softener and specialty surfactants into functional markets. As the Company implements its cost containment efforts and executes on growth opportunities, it is anticipated that 2003 fourth quarter earnings should approximate the fourth quarter of 2002 and full year 2004 earnings should improve over 2003.

ENVIRONMENTAL AND LEGAL MATTERS

The Company is subject to extensive federal, state and local environmental laws and regulations. Although the Company’s environmental policies and practices are designed to ensure compliance with these laws and regulations, future developments and increasingly stringent environmental regulation could require the Company to make additional unforeseen environmental expenditures. The Company will continue to invest in the equipment and facilities necessary to comply with existing and future regulations. During the first nine months of 2003, Company expenditures for capital projects related to the environment were $1.9 million. These projects are capitalized and typically depreciated over 10 years. Recurring costs associated with the operation and maintenance of facilities for waste treatment and disposal and managing environmental compliance in ongoing operations at our manufacturing locations were $6.2 million and $5.6 million for the first nine months of 2003 and 2002, respectively.

The Company has been named by the government as a potentially responsible party at 19 waste disposal sites where cleanup costs have been or may be incurred under the federal Comprehensive Environmental Response, Compensation and Liability Act and similar state statutes. In addition, damages are being claimed against the Company in general liability actions for alleged personal injury or property damage in the case of some disposal and plant sites. The Company believes that it has made adequate provisions for the costs it may incur with respect to these sites. The Company has estimated a range of possible environmental and legal losses from $9.5 million to $40.4 million at September 30, 2003. At September 30, 2003 and December 31, 2002, the Company’s reserve was $20.0 million and $17.6 million, respectively, for legal and environmental matters. During the first nine months of 2003, expenditures related to legal and environmental matters approximated $1.8 million. For certain sites, estimates cannot be made of the total costs of compliance or the Company’s share of such costs; accordingly, the Company is unable to predict the effect thereof on future results of operations or cash flows. In the event of one or more adverse determinations in any annual or interim period, the impact on results of operations or cash flows for those periods could be material. However, based upon the Company’s present belief as to its relative involvement at these sites, other viable entities’ responsibilities for cleanup and the extended period over which any costs would be incurred, the Company believes that these matters will not have a material effect on the Company’s financial position, results of operations or cash flows.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). FIN 46, which is an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, addresses consolidation by business enterprises of variable interest entities. This interpretation explains how a variable interest entity is identified and how an enterprise assesses its interest in a variable interest entity to decide whether it is the primary beneficiary of the entity. A variable interest entity is to be consolidated by its primary beneficiary if the entities do not effectively disperse risks among parties involved. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 had no effect on the Company’s financial position, results of operations or cash flows, as the Company is not party to any variable interest entities as defined by this interpretation.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. This statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material effect on the Company’s financial position, results of operations or cash flows.

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

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

For information regarding our exposure to market risk, see the caption entitled “Liquidity and Capital Resources” in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is incorporated herein by reference.

Item 4 – Controls and Procedures

a.	Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q, our Chief Executive Officer and our acting Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) are effective.

b.	Changes in Internal Control Over Financial Reporting

There were no significant changes in internal controls that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II	OTHER INFORMATION

Item 1 – Legal Proceedings

The Company’s site in Maywood, New Jersey and property formerly owned by the Company adjacent to its current site, were listed on the National Priorities List in September 1993 pursuant to the provisions of the Comprehensive Environmental Response Compensation and Liability Act (CERCLA) because of certain alleged chemical contamination. Pursuant to an Administrative Order on Consent entered into between the United States Environmental Protection Agency (USEPA) and the Company for property formerly owned by the Company, and the issuance of an order by USEPA to the Company for property currently owned by the Company, the Company completed a Remedial Investigation Feasibility Study (RI/FS) in 1994. The Company submitted the Draft Final FS for Soil and Source Areas (Operable Unit 1) in September 2002. In addition, the Company submitted the Draft Final FS for Groundwater (Operable Unit 2) in June 2003. Discussions between USEPA and the Company are continuing. The Company is awaiting the issuance of a Record of Decision (ROD) from USEPA relating to the currently owned and formerly owned Company property and the proposed chemical contamination remediation. The final ROD will be issued sometime after a public comment period.

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

Regarding the D’Imperio Superfund Site, USEPA has indicated it will seek penalty claims against the Company based on the Company’s alleged noncompliance with the modified Unilateral Administrative Order. The Company is currently negotiating with USEPA to settle its proposed penalty against the Company but does not believe that a settlement, if any, will have a material impact on the financial position, results of operations or cash flows of the Company. In addition, the Company also received notice from the New Jersey Department of Environmental Protection (NJDEP) dated March 21, 2001, that NJDEP has indicated it will pursue cost recovery against the alleged responsible parties, including the Company. The NJDEP’s claims include costs related to remediation of the D’Imperio Superfund Site in the amount of $434,406 and alleged natural resource damages in the amount of $529,584 (as of November 3, 2000). The NJDEP settled such claims against the alleged responsible parties, resulting in the Company paying its portion of $83,061 in July 2002. This payment is subject to reallocation after the allocation phase of the above-identified trial, if any. The payment did not have a material impact on the financial position, results of operations or cash flows of the Company. On November 6, 2003, the USEPA issued a Unilateral Administrative Order directed to all PRPs to perform the remedial design and implement the amended remedial action described in the Agency’s ROD Amendment.

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

As reported previously in the Company’s Quarterly Report Form 10-Q for the quarter ended September 30, 1994 and various subsequent reports, the Company has received two Requests for Information from the Commonwealth of Massachusetts Department of Environmental Protection relating to the Company’s formerly-owned site at 51 Eames Street, Wilmington, Massachusetts, the most recent of which was in October 2002. The Company’s response to this latest request was filed in December 2002. Remediation at this site is being managed by its current owner to whom the Company sold the property in 1980. The Company subsequently entered into an agreement with the current owner whereby the Company is obligated to contribute to the response costs associated with this site once total site remediation costs exceed certain levels. In July 2003, the Company received a notice that contribution levels had been reached and a demand for payment from the current owner as to the Company’s outstanding share of environmental response costs incurred to-date ($0.9 million) due under the terms of the agreement. The Company is currently evaluating the current owner’s demand for payment. Under the agreement, the Company is obligated to contribute up to five percent of future response costs associated with this site. The Company believes it has adequate reserves for current and future claims associated with this site under the agreement. However, depending on the ultimate cost of the remediation at this site, the amount for which the Company is liable could differ from the current estimates.

The Company received a Section 104(e) Request for Information from USEPA dated June 2, 2003, regarding the Martin Aaron Site located in Camden, New Jersey. The Company’s response was submitted on August 11, 2003. The Company is currently investigating this matter and therefore, cannot predict what its liability, if any, will be for this site.

Item 6 – Exhibits and Reports on Form 8-K

(a)	Exhibit 31.1 –	Certification of Chairman and Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)

(b)	Exhibit 31.2 –	Certification of Vice President and Corporate Controller pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)

(c)	Exhibit 32 –	Certification pursuant to 18 U.S.C. Section 1350

(d)	Reports on Form 8-K

Form 8-K, which was filed on October 28, 2003, included a press release, which provided certain information with respect to the Company’s financial results for the third quarter ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEPAN COMPANY

/s/ James E. Hurlbutt
Vice President and Corporate Controller

Date: November 13, 2003