Form 10-K
period 2003-12-31
STEPAN CO
filed 2004-03-15
CIK 94049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12B-2 of the Exchange Act)    Yes  ☒    No  ☐

Aggregate market value at June 30, 2003, of voting stock held by nonaffiliates of the registrant: $142,373,000*

Number of shares outstanding of each of the issuer’s classes of common stock as of February 29, 2004:

Class	Outstanding at February 29, 2004
Common Stock, $1 par value	8,945,382

Documents Incorporated by Reference

Part of Form 10-K	Document Incorporated
Part III, Items 10-12, 14	Proxy Statement dated March 30, 2004

* Based on reported ownership by all directors, officers and beneficial owners of more than 5% of registrant’s voting stock. However, this determination does not constitute an admission of affiliate status for any of these holders.

STEPAN COMPANY

ANNUAL REPORT ON FORM 10-K

December 31, 2003

PART I

Item 1. Business

Stepan Company, which was incorporated under the laws of the state of Delaware on February 19, 1959, and its subsidiaries (the “Company”) produce specialty and intermediate chemicals, which are sold to other manufacturers and then made into a variety of end products. The Company has three reportable segments: surfactants, polymers and specialty products. Surfactants refer to chemical agents that affect the interaction between two surfaces; they can provide actions such as detergency (i.e., the ability of water to remove soil from another surface), wetting and foaming, dispersing, emulsification (aiding two dissimilar liquids to mix), demulsification, viscosity modifications and biocidal disinfectants. Surfactants are the basic cleaning agent in detergents for washing clothes, dishes, carpets, fine fabrics, floors and walls. Surfactants are also used for the same purpose in shampoos and conditioners, fabric softeners, toothpastes, cosmetics and other personal care products. Commercial and industrial applications include emulsifiers for agricultural products, emulsion polymers such as floor polishes and latex foams and coatings, wetting and foaming agents for wallboard manufacturing and surfactants for enhanced oil recovery. Polymers, which include phthalic anhydride, polyols and polyurethane foam systems, are used in plastics, building materials and refrigeration industries. Polymers are also used in coating, adhesive, sealant and elastomer applications. Specialty products sell chemicals used in food, flavoring and pharmaceutical applications.

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

The Company does not sell directly to the retail market, but sells to a wide range of manufacturers in many industries and has many competitors. The principal methods of competition are product performance, price and adaptability to the specific needs of individual customers. These factors allow the Company to compete on a basis other than price alone, reducing the severity of competition as experienced in the sales of commodity chemicals having identical performance characteristics. The Company is a leading merchant producer of surfactants in the United States. In the case of surfactants, much of the Company’s competition comes from several large national and regional producers and the internal divisions of larger customers. In the manufacture of polymers, the Company competes with the chemical divisions of several large customers, as well as with other small specialty chemical manufacturers. In recent years, the Company has also faced periodic competition from foreign imports of phthalic anhydride. In specialty products, the Company competes with several large firms plus numerous small companies.

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

RAW MATERIALS

The most important raw materials used by the Company are of a petroleum or vegetable nature. For 2004, the Company has commitments from suppliers to cover its forecasted requirements and is not substantially dependent upon any one supplier.

RESEARCH AND DEVELOPMENT

The Company maintains an active research and development program to assist in the discovery and commercialization of new knowledge with the intent that such effort will be useful in developing a new product or in bringing about a significant improvement to an existing product or process. Total expenses for research and development during 2003, 2002 and 2001 were $15.2 million, $15.0 million, and $13.7 million, respectively. The balance of expenses reflected on the Consolidated Statements of Income relates to technical services, which include routine product testing, analytical methods development and sales support service.

ENVIRONMENTAL COMPLIANCE

Compliance with applicable federal, state and local regulations regarding the discharge of materials into the environment, or otherwise relating to the protection of the environment, resulted in capital expenditures by the Company of approximately $2.4 million during 2003. These expenditures represented approximately seven percent of the Company’s capital expenditures in 2003. These expenditures, when incurred, are depreciated and charged on a straight-line basis to pre-tax earnings over their estimated useful lives, which is typically 10 years. Compliance with such regulations is not expected to have a material adverse effect on the Company’s earnings and competitive position in the foreseeable future.

EMPLOYMENT

At December 31, 2003 and 2002, the Company employed worldwide 1,447 and 1,529 persons, respectively.

FOREIGN OPERATIONS AND REPORTING SEGMENTS

See Note 15, Segment Reporting, of the Consolidated Financial Statements (Item 8 of this Form 10-K).

WEBSITE

The Company’s website address is www.stepan.com. The Company makes available free of charge on or through its website its code of ethics, annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

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

Surfactants are produced at four plants in the United States and six wholly owned subsidiaries: one each in France, United Kingdom, Canada, Mexico, Colombia and Germany. The principal U.S. plant is located on a 580 acre site at Millsdale (Joliet), Illinois. A second plant is located on a 45 acre tract in Fieldsboro, New Jersey. West Coast operations are conducted on an eight acre site in Anaheim, California. A fourth plant is located on a 202 acre site in Winder, Georgia. The plant, laboratory and office of Stepan Europe are located on a 20 acre site near Grenoble, France. Stepan Canada, Inc. is located on a 70 acre leased, with an option to purchase, site in Longford Mills, Ontario, Canada. Stepan Mexico is located on a 13 acre site in Matamoros, Mexico. Stepan Germany is located on a 12 acre site in Cologne, Germany. Stepan UK Limited is located on an 11 acre site in Stalybridge (Manchester), United Kingdom. Stepan Colombia is located on a five acre site in Manizales, Colombia. The phthalic anhydride, polyurethane systems and polyurethane polyols plants are also located at Millsdale. Specialty products are mainly produced at a plant located on a 19 acre site in Maywood, New Jersey.

The Company owns all of the foregoing facilities except the leased office space and Canadian plant site mentioned above. The Company believes these properties are adequate for its operations.

Item 3. Legal Proceedings

There are a variety of legal proceedings pending or threatened against the Company. Some of these proceedings may result in fines, penalties, judgments or costs being assessed against the Company at some future time. The Company’s operations are subject to extensive local, state and federal regulations, including the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) and the Superfund amendments of 1986 (“Superfund”). The Company has been named by the government as a potentially responsible party at 18 waste disposal sites where cleanup costs have been or may be incurred under CERCLA and similar state statutes. In addition, damages are being claimed against the Company in general liability actions for alleged personal injury or property damage in the case of some disposal and plant sites. The Company believes that it has made adequate provisions for the costs it may incur with respect to these sites. For most of these sites, the involvement of the Company is expected to be minimal, however, the more significant sites are described below:

Maywood, New Jersey, Site

The Company’s site in Maywood, New Jersey and property formerly owned by the Company adjacent to its current site, were listed on the National Priorities List in September 1993 pursuant to the provisions of the CERCLA because of certain alleged chemical contamination. Pursuant to an Administrative Order on Consent entered into between the United States Environmental Protection Agency (USEPA) and the Company for property formerly owned by the Company, and the issuance of an order by USEPA to the Company for property currently owned by the Company, the Company completed a Remedial Investigation Feasibility Study (RI/FS) in 1994. The Company submitted the Draft Final FS for Soil and Source Areas (Operable Unit 1) in September 2002. In addition, the Company submitted the Draft Final FS for Groundwater (Operable Unit 2) in June 2003. Discussions between USEPA and the Company regarding remediation alternatives are continuing. The Company is awaiting the issuance of a Record of Decision (ROD) from USEPA relating to the currently owned and formerly owned Company property and the proposed remediation. The final ROD will be issued sometime after a public comment period.

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

The Company believes it has adequate reserves for claims associated with the Maywood site, and has recorded a liability for the estimated probable costs it expects to incur at the site related to remediation of chemical contamination. However, depending on the results of the ongoing discussions regarding the Maywood site, particularly, radiological remediation, the final cost of the remediation could differ from the current estimates.

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

Regarding the D’Imperio Superfund Site, USEPA previously indicated it would seek penalty claims against the Company based on the Company’s alleged noncompliance with the modified Unilateral Administrative Order (Order). The Company recently entered into a Consent Decree with USEPA which resolves all claims asserted against the Company for the alleged noncompliance with the Order. Following the requisite notice and comment period, the Company expects the Consent Decree to be entered by the court in 2004. The $65,000 payment due under the Consent Decree will not have a material impact on the financial position, results of operations or cash flows of the Company. In addition, the Company received notice from the New Jersey Department of Environmental Protection (NJDEP) dated March 21, 2001, that

NJDEP will pursue cost recovery against the alleged responsible parties, including the Company. The NJDEP’s claims include costs related to remediation of the D’Imperio Superfund Site in the amount of $434,406 and alleged natural resource damages in the amount of $529,584 (as of November 3, 2000). The NJDEP settled such claims against the alleged responsible parties, resulting in the Company paying its portion of $83,061 in July 2002. This payment is subject to reallocation after the allocation phase of the above-identified trial, if any, and did not have a material impact on the financial position, results of operations or cash flows of the Company. On November 6, 2003, the USEPA issued a Unilateral Administrative Order directed to all PRPs to perform the remedial design and implement the amended remedial action described in the Agency’s ROD Amendment.

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

Wilmington Site

The Company has received two Requests for Information from the Commonwealth of Massachusetts Department of Environmental Protection relating to the Company’s formerly-owned site at 51 Eames Street, Wilmington, Massachusetts, the most recent of which was in October 2002. The Company’s response to the October 2002 request was filed in December 2002. Remediation at this site is being managed by its current owner to whom the Company sold the property in 1980. The Company subsequently entered into an agreement with the current owner whereby the Company is obligated to contribute to the response costs associated with this site once total site remediation costs exceed certain levels. In July 2003, the Company received a notice that contribution levels had been reached and a demand for payment from the current owner as to the Company’s outstanding share of environmental response costs incurred to-date ($0.9 million) are due under the terms of the agreement. Under the agreement, the Company is obligated to contribute up to five percent of future response costs associated with this site with no limitation on the ultimate amount of contributions. The Company has recorded a reserve of $1.5 million for current and future claims associated with this site under the agreement. However, depending on the ultimate cost of the remediation at this site, the amount for which the Company is liable could differ from the current estimates.

Martin Aaron Site

The Company received a Section 104(e) Request for Information from USEPA dated June 2, 2003, regarding the Martin Aaron Site located in Camden, New Jersey. The Company’s response was submitted on August 11, 2003. The Company continues to investigate this matter and therefore, cannot predict what its liability, if any, will be for this site.

Wells G & H Superfund Site

The Company received a Section 104(e) Request for Information from USEPA dated December 15, 2003, regarding the Wells G & H Superfund Site located in Woburn, Massachusetts. The Company’s response to this request is due on February 20, 2004. The Company is currently investigating this matter and therefore, cannot predict what its liability, if any, will be for this site.

Item 4. Results of Votes of Security Holders

No matters were submitted to stockholders during the fourth quarter of the fiscal year ended December 31, 2003.

Executive Officers of the Registrant

Executive Officers are elected annually by the Board of Directors at the first meeting following the Annual Meeting of Stockholders to serve until the next annual meeting of the Board and until their respective successors are duly elected and qualified.

Mr. F. Quinn Stepan has served the Company as Chairman and Chief Executive Officer since 1984 and President until February 15, 1999.

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

On November 17, 2003, Anthony J. Zoglio’s title changed to Vice President – Supply Chain. From July 1, 2001, until November 17, 2003, Anthony J. Zoglio served as Vice President – Manufacturing and Engineering. From June 1, 1999 to July 1, 2001, he served as Vice President, Plant Operations.

Effective February 11, 2002, James E. Hurlbutt was elected Vice President and Corporate Controller. From August 7, 1996 until February 11, 2002, he served as Controller – International and Tax Accounting.

Effective April 28, 2003, Frank Pacholec was elected Vice President, Research and Development. From 1983 to April, 2003, he served as Director of Safety and Compliance at Solutia, Inc. and its predecessor company.

The Executive Officers of the Company, their ages as of February 29, 2004, and certain other information are as follows:

Name	Age	Title	Year First Elected Officer
F. Quinn Stepan	66	Chairman and Chief Executive Officer	1967
F. Quinn Stepan, Jr.	43	President and Chief Operating Officer	1997
John V. Venegoni	45	Vice President and General Manager - Surfactants	1999
Robert J. Wood	46	Vice President and General Manager – Polymers	2001
F. Samuel Eberts III	44	Vice President, General Counsel and Secretary	2001
Anthony J. Zoglio	58	Vice President – Supply Chain	2001
James E. Hurlbutt	50	Vice President and Corporate Controller	2002
Frank Pacholec	48	Vice President, Research and Development	2003

PART II

Item 5. Market for Registrant’s Common Stock and Related Security Holder Matters

(a)	The Company’s common stock is listed and traded on both the New York Stock Exchange and the Chicago Stock Exchange. See table below for New York Stock Exchange quarterly market price information.

	Quarterly Stock Data
	Stock Price Range
	2003		2002
Quarter	High	Low	High	Low
First	$26.80	$21.55	$26.85	$23.55
Second	$26.20	$22.53	$28.35	$25.62
Third	$25.44	$22.78	$29.21	$24.65
Fourth	$26.00	$23.00	$28.40	$24.73
Year	$26.80	$21.55	$29.21	$23.55

The Company’s 5 1/2 percent convertible preferred stock is listed and traded on the New York Stock Exchange and the Chicago Stock Exchange. See Note 8 of the Consolidated Financial Statements (Item 8 of this Form 10-K) for a description of the preferred stockholders’ rights.

From time to time the Company purchases shares of its common stock in the open market and in block transactions from dealers for the purpose of funding option grants under its stock option plans and deferred compensation plans for directors and officers. On February 10, 2004, the Board of Directors approved the open market and private transaction repurchase, from time to time, of 300,000 shares of common stock or the equivalent in Stepan preferred stock, in addition to approximately 82,000 shares remaining from its previous 600,000 share authorization. This brings the total authorization to 382,000 shares, which represents 4.5 percent of 8.9 million common shares outstanding.

(b)	On February 29, 2004, there were 1,169 holders of common stock of the Company.

(c)	See table below for quarterly dividend information. Also, see Note 5 of the Consolidated Financial Statements (Item 8 of this Form 10-K), which sets forth the restrictive covenants covering dividends.

Dividends Paid Per Common Share

Quarter	2003		2002
First	19.00	¢	18.25	¢
Second	19.00	¢	18.25	¢
Third	19.00	¢	18.25	¢
Fourth	19.25	¢	19.00	¢

Year	76.25	¢	73.75	¢

Item 6. Selected Financial Data

See the table below for selected financial information.

(In thousands, except per share and employee data)

For the Year	2003	2002	2001	2000	1999
Net Sales	$784,855	$748,539	$711,517	$698,937	$694,659
Operating Income	9,796	33,930	30,832	31,358	42,022
Percent of Net Sales	1.2%	4.5%	4.3%	4.5%	6.0%
Pre-tax Income	5,271	30,268	25,798	24,475	35,768
Percent of Net Sales	0.7%	4.0%	3.6%	3.5%	5.1%
Provision for Income Taxes	360	10,139	9,726	9,423	13,043
Net Income	4,911	20,129	16,072	15,052	22,725
Per Diluted Share (a)	0.45	2.05	1.65	1.53	2.21
Percent of Net Sales	0.6%	2.7%	2.3%	2.2%	3.3%
Percent to Stockholders’ Equity (b)	3.1%	12.9%	10.6%	10.0%	15.4%
Cash Dividends Paid	7,579	7,339	7,056	6,730	6,505
Per Common Share	0.7625	0.7375	0.7075	0.6625	0.6125
Depreciation and Amortization	41,426	40,117	39,972	39,277	39,452
Capital Expenditures	32,872	36,135	34,014	28,442	32,697
Weighted-average Common Shares Outstanding	8,889	8,861	8,837	8,948	9,232

As of Year End
Working Capital	$71,521	$80,095	$72,628	$68,008	$66,331
Current Ratio	1.5	1.8	1.7	1.7	1.7
Property, Plant and Equipment, net	210,665	211,050	211,433	198,147	208,481
Total Assets	464,217	439,667	438,755	417,592	418,762
Long-term Debt, less current maturities	92,004	104,304	109,588	96,466	107,420
Stockholders’ Equity	162,067	158,829	154,351	149,059	150,906
Per share (c)	16.89	16.64	16.27	15.69	15.35
Number of Employees	1,447	1,529	1,491	1,387	1,365

(a)	Based on weighted-average number of common shares outstanding during the year.
(b)	Based on average equity.
(c)	Based on common shares and the assumed conversion of the convertible preferred shares outstanding at year end.

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

Overview

The Company produces and sells intermediate chemicals that are used in a wide variety of applications. The overall business is comprised of three reportable segments:

•	Surfactants – Surfactants, which accounted for 79 percent of total 2003 net sales, are a principal ingredient in consumer and industrial cleaning products such as detergents, shampoos, lotions, fabric softeners, toothpastes and cosmetics. Other applications include lubricating ingredients and emulsifiers for agricultural products, and plastics and composites. Surfactants are manufactured at six North American sites (four in the U.S. and one each in Mexico and Canada), three European sites and one South American site.

•	Polymers – Polymers, which accounted for 18 percent of total 2003 net sales, includes three primary product lines: phthalic anhydride (PA), polyurethane polyols and polyurethane systems. PA is used in polyester alkyd resins and plasticizers for applications in construction materials and components of automotive, boating and other consumer products. Polyurethane polyols are used in the manufacture of laminate board for the construction industry and are also sold to the appliance, coatings, adhesives, sealants and elastomers markets. Polyurethane systems provide thermal insulation and are sold to the construction, industrial and appliance markets. All polymer product lines are manufactured at one U.S. site, and polyurethane polyols are also manufactured in a new facility in Europe (Germany).

•	Specialty Products - Specialty products, which accounted for three percent of total 2003 net sales, include flavors, emulsifiers and solubilizers used in the food and pharmaceutical industries. Specialty products are manufactured at one U.S. site.

Because of the diverse markets it serves, the Company has numerous competitors. The Company generally competes on price, product performance and the ability to meet specific needs of customers. In some instances, particularly for the surfactants segment, the Company competes with large divisions of its customers. The impact of such competition, particularly when combined with excess capacity in the chemical industry, was felt in late 2002 and all of 2003 as the Company lost sales volume in its surfactants business when two major customers shifted business from the Company into the customers’ own internal production facilities.

The Company relies heavily on processing equipment to manufacture its products. In that sense, the Company is capital intensive, and therefore, its manufacturing costs are relatively fixed in nature. As a result, gross profit (defined as net sales less cost of sales) is susceptible to declines when volume decreases. Such cost behavior played an important role in the Company’s decreased profitability in 2003.

A number of the Company’s key raw materials are commodities, principally natural gas (used to power the Company’s plants) and petroleum-based and other feedstocks, whose prices fluctuate due to weather, general economic demand and other unpredictable factors. During 2003, raw material costs increased due to political uncertainty in the Middle East and to tight supplies resulting from greater material consumption by China and other parts of Asia. This trend has continued into early 2004 and is likely to do so for the near future. Increased raw material costs are passed on to customers as quickly as the marketplace allows; however, certain customers have arrangements with the Company which allow for price changes only on a quarterly basis, and competitive pressures sometimes prevent raw material costs from being passed on to customers, particularly in periods when there is excess industry capacity. Accordingly, some product lines or market segments may take time to recover raw material cost increases.

The Company’s operating expenses, which include marketing, administrative and research and development expenses, are predisposed to period-to-period fluctuations. Such fluctuations are principally caused by the accounting for the Company’s deferred compensation plans, obligations associated with environmental remediation liabilities and the impact on translation of fluctuations in foreign currencies. The Company operates in a setting of extensive local, state and federal regulations concerning the environment. The Company has been named as a potentially responsible party, to perform environmental remediation at the Company’s expense, at a number of geographic sites. The Company believes it has adequate reserves for all known environmental sites, but an adverse determination could result in a significant negative effect on the Company’s financial position, results of operations and cash flows. In 2003, fluctuations related to deferred compensation plans and environmental matters resulted in a $3.9 million increase in administrative expenses versus 2002. For further discussions of these matters, see the ‘Environmental and Legal Matters’ and ‘Critical Accounting Policies’ sections of this Management Discussion and Analysis.

As reflected in the 76 percent year-to-year decline in net income, 2003 was an extremely challenging year for the Company. Replacing the aforementioned lost surfactants business has progressed slower than anticipated. As a result, the Company implemented a strategy to reduce costs and streamline operations by eliminating discretionary spending, reducing its U.S. work force by five percent and freezing salaries company-wide beginning in 2004. Although the Company will continue to seek ways to contain costs, the highest priority is to realize opportunities that have been targeted for growth. Surfactants opportunities include growing the Company’s global position in fabric softener markets and developing a greater presence in the soap bar market. In June 2003, the Company began producing polyurethane polyols at its new German manufacturing facility (30,000-ton capacity), which positions the Company to take further advantage of an increasing European demand for polyester polyol products. On February 12, 2004, the Company entered into an agreement with a partner to build a polyol plant outside Nanjing, China. The plant would require at least 12 months to build, so no earnings contributions are expected from this joint venture in 2004. However, longer term, the Company believes there is potential for serving Asia’s construction market.

Results of Operations

2003 Compared with 2002

Summary

Net income for 2003 fell $15.2 million, or 76 percent, to $4.9 million, or $0.45 per diluted share, compared with $20.1 million, or $2.05 per diluted share, for 2002. Below is a summary discussion of the factors leading to the year-to-year drop in profitability. A more detailed discussion of 2003 segment operating performance follows the summary.

Consolidated net sales increased $36.3 million, or five percent, to $784.8 million in 2003 from $748.5 million in 2002. The effects of foreign currency translation contributed $21.5 million, or three percent, of the increase in consolidated net sales. The remaining two percent increase in consolidated net sales was attributable primarily to sales price increases, as consolidated volumes were essentially flat with last year. All three segments reported increases in net sales from year to year. Surfactants segment sales were up $20.7 million, or three percent, due to favorable foreign currency translation and higher sales prices, as higher European volumes were offset by lower U.S. (‘domestic’), Canada and South American sales volume. Net sales for the polymers segment increased $15.5 million, or 12 percent, due primarily to higher selling prices that reflected rising raw material costs and higher sales volume. The specialty products segment reported nearly flat year-to-year net sales.

Despite the increase in net sales, operating income fell $24.1 million, or 71 percent, to $9.8 million in 2003 from $33.9 million in 2002. Gross profit dropped $18.8 million, or 15 percent, from year to year, primarily due to lower domestic surfactants sales volume and higher surfactants and polymers raw material costs. In addition, gross profit was unfavorably impacted by a $1.4 million charge for impairment losses on specific surfactants equipment. Operating expenses, consisting of marketing, administrative and research and development expenses, increased $5.3 million, or six percent, to $93.9 million in 2003 from $88.6 million in 2002. The year-to year operating expense increase included $2.1 million of environmental expenses related to remediation requirements at previously and currently owned facilities, a $1.8 million increase in deferred compensation expense that resulted primarily from the appreciation in value of the mutual fund assets held for the deferred compensation plan, and a fourth quarter charge of $0.9 million for separation costs associated with a five percent reduction in the Company’s domestic work force. For additional details regarding the fluctuations in net sales, gross profit and operating income, see the “Segment Results” discussion that follows this overview.

Interest expenses increased $0.7 million, or nine percent, between years due to a higher proportion of fixed rate debt. The Company secured additional fixed rate debt in first half of 2002 to lock in low long-term rates, although such rates are higher than current short-term rates.

Income from the Company’s Philippine joint venture decreased to $2.2 million in 2003 from $3.6 million a year ago. A change in product mix coupled with lower royalty income accounted for the drop in joint venture profit.

Other, net, which includes foreign currency gains and losses and investment income and expense, increased $1.2 million between year. Foreign currency exchange gains on European operations’ debt that is denominated in U.S. dollars accounted for most of the increase. The gains reflected the strengthening of the euro against the U.S. dollar.

The effective tax rate was 6.8 percent in 2003 compared to 33.5 percent in 2002. The lower effective tax rate was primarily attributable to the tax benefit realized on foreign joint venture equity income and federal and state tax credits, which increased as a percentage of consolidated income due to the decline in domestic operating results. The decrease is also attributable to a greater percentage of consolidated income being generated in foreign countries where the overall effective tax rate is lower.

Segment Results

(Dollars in thousands)	Surfactants	Polymers	Specialty Products	Corporate	Total
For the year ended December 31, 2003
Net Sales	$620,096	$139,785	$24,974	—	$784,855
Operating income	24,448	17,230	5,664	(37,546)	9,796

For the year ended December 31, 2002
Net Sales	$599,436	$124,332	$24,771	—	$748,539
Operating income	44,001	17,996	7,276	(35,343)	33,930

Surfactants

Surfactants net sales increased $20.7 million, or three percent, from year to year. Approximately $18.6 million of the increase was attributable to the favorable effects of foreign currency translation, due particularly to the strengthening euro and British pound sterling against the U.S. dollar. Excluding the effect of foreign currency translation, net sales for foreign operations increased $10.7 million, or six percent, on sales volume that increased four percent. Domestic net sales dropped $8.7 million, or two percent, on sales volume that declined five percent. European operations, most notably the Company’s UK subsidiary, accounted for the foreign volume gain. The Company’s growing share of the UK’s sulfonation market as well as new sales resulting from the late 2002 acquisition of the Pentagon Chemicals Specialties biocides and specialty surfactants businesses led to the improvement in the UK operations’ volume. The decline in domestic sales volume was due principally to the loss of business from two large customers who brought previously outsourced production into internal production facilities. Lost share at some smaller laundry and cleaning products customers, due to competitive situations, also contributed to the drop in volume. The Company had anticipated that growth in its fabric softener products would reduce the impact of the lost business; however, while fabric softener growth has occurred, it has not materialized as rapidly as originally projected.

Surfactants operating income fell $19.5 million, or 44 percent, from 2002 to 2003, primarily due to a gross profit decline of $18.8 million, or 20 percent, to $76.3 million in 2003 from $95.1 million in 2002. Essentially all of the gross profit decline represents a domestic gross profit decrease of $19.7 million, or 29 percent, from year to year due to the previously noted five percent drop in sales volume. Because of the generally fixed nature of the Company’s manufacturing costs, gross profit is susceptible to significant declines when sales volumes fall as occurred in the Company’s U.S. business in 2003. Cost increases for a number of key surfactant raw materials also contributed to the lower domestic gross profit. In addition to the lower sales volume and higher raw material costs, domestic gross profit was negatively affected by $1.4 million of asset impairment losses related primarily to equipment located at the Company’s Millsdale (Joliet, Illinois) plant that was specifically used for the processing of a product that will no longer be manufactured at that site. No alternative use could be found for the equipment, which represented a very small portion of the plant’s production capacity. Gross profit for foreign operations increased $0.9 million, or three percent, between years. Excluding the favorable effects of foreign currency translation, foreign gross profit fell $1.5 million from year to year. The positive impact of the sales volume increase was more than offset by higher raw material costs, particularly in Europe. Operating expenses increased $0.7 million, or 1 percent, from 2002 to 2003. Excluding the unfavorable effect of foreign currency translation, operating expenses declined $1.2 million. Domestic research and development expense accounted for the decrease, which resulted from lower payroll-related expenses and year-to-year reallocation of resources to the specialty products segment.

Polymers

Polymer net sales increased $15.5 million, or 12 percent, from year to year. Higher prices, due primarily to passing recent raw material cost increases to customers, a four percent increase in sales volume and $2.8 million of favorable foreign currency translation on European sales all led to the increase in net sales. Within the polymers segment, polyurethane polyols net sales increased $13.6 million, or 19 percent, on sales volume that grew 11 percent due primarily to an improved U.S. construction market that led to higher sales volumes to existing customers and from an increased share of the growing European laminate board market. Polyurethane systems net sales improved $2.8 million, or 18 percent, on sales volume that increased 16 percent due to the acquisition of a major new customer during the year. PA’s net sales were down $1.0 million, or three percent, on sales volume that declined five percent, as demand from two major customers declined in 2003 as a result of a shrinking share of their respective markets.

Despite its increased net sales and sales volume, polymers operating income decreased $0.8 million, or four percent, to $17.2 million in 2003 from $18.0 million in 2002. Gross profit was up just $0.2 million, or one percent, between years. Gross profit for polyurethane systems and PA improved $0.5 million and $0.4 million, respectively, while gross profit for polyurethane polyols dropped $0.7 million. The aforementioned sales volume increase accounted for the improvement in polyurethane systems gross profit. PA’s gross profit was positively impacted by lower manufacturing costs, particularly utilities and depreciation. The decrease in polyurethane polyols gross profit was due to higher raw material costs that more than offset the effect of increased sales volume. Second quarter 2003 selling price increases were effective in passing on only a portion of the higher costs to customers. Polymer raw material prices are expected to increase further as global demand for ethylene and petroleum based products is high and current supplier inventories are low. Polymer operating expenses increased $0.9 million, or nine percent, from year to year. Higher expense in Europe led to $0.5 million of the increase. Foreign currency translation accounted $0.2 million of Europe’s increase, while the remainder of the change was due to higher administrative and marketing expenses supporting the new German facility. Domestic expense increased $0.4 million due primarily to higher product development expenses.

Specialty Products

Net sales for the year were $25.0 million, a $0.2 million increase from the $24.8 million reported a year ago. Despite the increase in net sales, operating income declined $1.6 million, or 22 percent, due a lower sales volume of higher margin pharmaceutical products. Higher research expense also contributed to the operating income decline.

Corporate Expenses

Corporate expenses, which primarily include corporate administrative and corporate manufacturing expenses that are not allocated to the reportable segments, increased $2.2 million, or six percent, from $35.3 million in 2002 to $37.5 million in 2003. Environmental expenses were up $2.1 million between years due to contractual obligations for shared remediation costs associated with a formerly owned manufacturing site and anticipated remediation expenses for a currently owned facility. A $1.8 million increase in deferred compensation expense, arising primarily from the appreciation in value of the mutual fund investments held for the deferred compensation plan, contributed to the corporate expense increase (for an explanation regarding the Company’s deferred compensation plan see the “Critical Accounting Policies” section of this discussion.). Also factoring into the higher corporate expenses was a fourth quarter charge of $0.9 million for separation costs associated with a five percent reduction in the Company’s U.S. work force. The reduction in force, which was part of a strategy to reduce operating costs and streamline operations, was realized through a process of voluntary and involuntary terminations and through eliminating unfilled open positions. Costs associated with implementation of the Company’s enterprise resource planning system (ERP) were down $1.2 million due primarily to the completion of the North American implementation in the fourth quarter of 2002. Stepan UK’s ERP implementation was completed in the fourth quarter of 2003, and the ERP implementation throughout the rest of Europe will occur in 2004. A $1.0 million recovery of settlement costs related to an old legal case also offset the corporate expense increases.

Fourth Quarter 2003 Compared with 2002

The Company reported a fourth quarter 2003 net loss of $3.4 million, or $0.41 loss per diluted share, compared to fourth quarter 2002 net income of $2.4 million, or $0.25 per diluted share. Consolidated net sales increased $16.1 million, or nine percent, to $201.3 million for the fourth quarter of 2003 from $185.2 million for the fourth quarter of 2002. Net sales increased for all business segments. Excluding the favorable effects of foreign currency translation, consolidated net sales increased $9.0 million, or five percent. Despite the net sales increase, the Company posted an operating loss of $5.8 million in the last quarter of 2003 compared to operating income of $3.3 million for the same period of 2002. Gross profit fell $5.1 million, or 19 percent, from quarter to quarter. The surfactants segment accounted for the decline in gross profit, reporting a drop of $7.1 million, or 33 percent. Surfactants gross profit decline reflected lower domestic sales volume, higher global raw material costs and a fourth quarter 2003 asset impairment loss of $1.4 million. Gross profit for the polymers and specialty products segments increased by $1.1 million, or 18 percent, and $0.7 million, or 67 percent, respectively. Operating expenses increased $4.0 million, or 17 percent, to $27.3 million in the fourth quarter of 2003 from $23.3 million in the fourth quarter of 2002. A $2.4 million increase in deferred compensation expense related to the appreciation in investment assets held for the deferred compensation plan accounted for a large part of the expense increase. Also contributing to the quarter to quarter operating expense increase were $0.9 million of severance charges related to the Company’s fourth quarter 2003 reduction in force and approximately $0.5 million related to the unfavorable effects of foreign currency translation. All of the foregoing factors combined with $0.8 million of lower Philippine joint venture income, resulting from a change in sales mix, and $0.6 million of realized losses on investment sales led to a fourth quarter loss before income taxes of $7.1 million compared to fourth quarter 2002 income before income taxes of $3.0 million.

2002 Compared with 2001

Summary

Net income for 2002 was $20.1 million, or $2.05 per diluted share, compared with $16.1 million, or $1.65 per diluted share, for 2001. Below is a summary discussion of the factors leading to the year-to-year increase in net income. A more detailed discussion of 2002 segment operating performance follows this summary.

Consolidated net sales increased $37.0 million, or five percent, to $748.5 million in 2002 from $711.5 million in 2001. Net sales for the surfactants segment increased $40.5 million, or seven percent. The inclusion of a full year of net sales for the Company’s United Kingdom subsidiary (Stepan UK) compared to one quarter of 2001 net sales accounted for approximately $32.2 million of the surfactants increase. Excluding net sales for Stepan UK, net sales for the surfactants segment grew $8.3 million, due primarily to increased sales volume for foreign operations, higher average selling prices for U.S. (‘domestic’) operations and $3.3 million of favorable currency translation. Net sales for the polymers segment fell $3.4 million, or three percent, due primarily to decreased domestic polyurethane polyols and polyurethane systems sales volumes. 2002 net sales for the specialty products segment approximated net sales for 2001.

Operating income increased $2.8 million, or nine percent, to $33.9 million in 2002 from $31.1 million in 2001. Gross profit grew $15.0 million, or 14 percent, from year to year, primarily due to lower domestic surfactants and polymers raw material costs, the full year results of Stepan UK (compared to one quarter of 2001) and higher foreign operations sales volume. Operating expenses, consisting of marketing, administrative and research and development expenses, increased $12.2 million, or 16 percent, to $88.6 million in 2002 from $76.4 million in 2001. The larger factors leading to the increase in operating expenses included a $3.5 million increase due to the inclusion of a full year of Stepan UK expense, a $1.9 million decrease in insurance recoveries, a $1.5 million increase in expense related to the implementation of an enterprise resource planning (ERP) system, and an additional $1.0 million of depreciation expense due to the ERP system. The fluctuations in operating income and gross profit are discussed further under “Segment Results” below.

Interest expenses rose $0.2 million, or three percent, from year-to-year, due primarily to higher average debt levels.

Philippine joint venture equity income increased to $3.6 million in 2002 from $1.9 million a year ago. The rise was due to royalty income and higher equity income generated by higher sales volume.

Pre-tax income increased $4.5 million, or 17 percent, to $30.3 million in 2002 from $25.8 million in 2001.

The effective tax rate was 33.5 percent in 2002 compared to 37.7 percent in 2001. The lower effective tax rate was primarily attributable to a decrease in the effective tax rate on European earnings and a higher U.S. tax benefit realized on export sales. A decrease in the overall state apportionment factor also contributed to the lower effective tax rate.

Segment Results

(Dollars in thousands)	Surfactants	Polymers	Specialty Products	Corporate	Total
For the year ended December 31, 2002
Net Sales	$599,436	$124,332	$24,771	—	$748,539
Operating income	44,001	17,996	7,276	(35,343)	33,930

For the year ended December 31, 2001
Net Sales	$558,927	$127,722	$24,868	—	$711,517
Operating income	35,168	17,264	7,807	(29,155)	31,084

Surfactants

Surfactants net sales, representing 80 percent of the Company’s revenue, increased $40.5 million, or seven percent, from $558.9 million in 2001 to $599.4 million in 2002, due primarily to a six percent rise in sales volume. Foreign operations net sales increased $38.2 million, or 25 percent, from $152.3 million in 2001 to $190.5 million in 2002. A 34 percent increase in sales volume more than offset a six percent decrease in average prices and led to the net sales growth. Approximately $32.2 million of the increase was due to the September 2001 acquisition of Stepan UK. European operations, excluding the United Kingdom, and Canadian operations posted net sales increases of $5.1 million and $2.5 million, respectively. The effect of favorable exchange rate fluctuations ($3.3 million) and increased sales volume led to the European operations net sales growth. The net sales increase for Canadian operations reflected higher sales volume. Latin American operations posted a $1.6 million decrease in revenue due to a decline in sales volume. Domestic operations, which accounted for 68 percent of total surfactant revenues, reported a $2.3 million, or one percent, increase in net sales, due to higher average prices, which offset a two percent decline in sales volume. The increase in average prices was primarily due to sales mix. Sales volume declined due to lower demand for laundry and cleaning products.

Surfactants operating income increased $8.8 million, or 25 percent, from 2001 to 2002. Gross profit was up $14.7 million, or 18 percent, from $80.4 million in 2001 to $95.1 million in 2002. Despite a two percent sales volume decline, domestic operations reported a $7.2 million, or 12 percent, increase in gross profit primarily due to lower raw material costs. The cost for most of the Company’s major surfactant raw materials fell from year to year. Gross profit for foreign operations rose $7.5 million, or 40 percent, to $26.0 million in 2002 from $18.5 million in 2001. European operations contributed $7.3 million to the improvement, of which $5.7 million related to the previously noted Stepan UK acquisition. Gross profit for Latin American operations was up $0.5 million, or 12 percent, due to more favorable sales mix at the Company’s Mexico subsidiary and to lower raw material costs at the Company’s Colombia subsidiary. Operating expenses increased $5.9 million, or 13 percent, to $51.2 million in 2002 from $45.3 million in 2001. The inclusion of a full year of 2002 Stepan UK expense compared to one quarter of 2001 expense accounted for approximately $3.5 million of the increase. Higher payroll-related expenses for marketing and research and development accounted for most of the remaining increase between years.

Polymers

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

Polymers operating income increased $0.7 million, or four percent, from year to year. Gross profit increased $1.8 million, or seven percent, between years. PA’s gross profit increased $1.2 million, or 36 percent, from $3.2 million in 2001 to $4.3 million in 2002. Improved sales volume led to the increased gross profit. Polyurethane polyols gross profit increased $2.0 million, or 11 percent, from $18.6 million in 2001 to $20.7 million in 2002. Domestic operations reported an increase of $1.3 million, or seven percent, due primarily to lower raw material costs that more than offset the effect of lower sales volume. European gross profit increased $0.9 million due to lower material costs and higher sales volume, while Brazil’s gross profit dropped $0.2 million due to lower sales volume. Polyurethane systems gross profit declined $1.4 million, or 30 percent, from year to year. Lower sales volume and higher unit overhead costs, which resulted from decreased production volumes, led to the decline in gross profit. Polymer operating expenses increased $1.1 million, or 12 percent, due primarily to a favorable, non-recurring 2001 bad debt expense adjustment ($0.5 million) that reflected the recovery of a previously deemed uncollectible customer account balance and to higher research and development expenses ($0.4 million). An increase in the number of product development personnel and higher spending for outside technical support led to the increased research and development expenses.

Specialty Products

Specialty products’ net sales for the year were $24.8 million, a slight decrease in comparison with $24.9 million a year ago. Operating income declined $0.5 million, or seven percent, from year-to-year, mainly due to higher research expenses coupled with a lower sales mix of higher margin products.

Corporate Expenses

Corporate expenses, which primarily include corporate administrative and corporate manufacturing expenses that are not allocated to the reportable segments, increased $6.2 million, or 21 percent, from 2001 to 2002. Expenses related to the implementation of an ERP system for the Company’s North American operations were $1.5 million higher in 2002 than those incurred in 2001. Depreciation expense increased $1.0 million from year to year, due primarily to the addition of the new ERP system. A $0.6 million increase in audit fees and a $0.5 million increase in general legal expense also contributed to the greater 2002 corporate expenses. In addition to the foregoing expense increases, 2001 corporate expenses were reduced by $1.9 million of insurance recoveries that did not recur in 2002.

Liquidity and Financial Condition

Net cash provided by operating activities for 2003 totaled $45.6 million compared to $46.1 million for 2002. Net income, adjusted for non-cash items, decreased by $13.5 million from year-to-year. Offsetting the impact on cash flows of lower net income was working capital, which was a cash source of $0.9 million in 2003 compared to a cash use of $12.1 million last year. During 2003, accounts receivable increased by $14.1 million due primarily to growth in trade receivables for foreign subsidiaries. Accounts payable and accrued liabilities increased by $18.9 million from year to year, attributable to a moderate inventory increase during December 2003, as well as a return to more typical trade payment timing at December 31, 2003 as compared to one year earlier when excess cash balances in December 2002 were used to pay down accounts payable.

Capital expenditures totaled $32.9 million in 2003 compared to $36.1 million for 2002. Capital spending is projected to decrease during 2004 by 10 to 15 percent as certain large projects, such as the German polyol manufacturing facility, were completed in 2003.

Total company debt decreased by $2.0 million from year to year, from $117.7 million to $115.7 million. As of December 31, 2003, the ratio of long-term debt to long-term debt plus shareholders’ equity was 36.2 percent, compared to 39.6 percent one year earlier. Approximately $85.0 million of total Company debt relates to unsecured promissory notes with maturities extending until 2015. These notes are the Company’s primary source of long term debt financing, and are supplemented by bank credit facilities to meet short and medium term needs.

The Company maintains contractual relationships with its domestic banks that provide for revolving credit of up to $60 million, which may be drawn upon as needed for general corporate purposes through May 2, 2007 under a revolving credit agreement. At December 31, 2003, there were borrowings totaling $6.6 million under this agreement. The Company also meets short-term liquidity requirements through uncommitted domestic bank lines of credit.

As of December 31, 2003, the Company would have been out of compliance with the interest coverage test under its U.S. loan agreements with pre-tax earnings as reported. The Company notified its banks and long-term lenders of the potential non-compliance in a timely manner, in accordance with the terms of all loan agreements. As of March 8, 2004, the Company had obtained amendments, effective as of December 31, 2003, to the interest coverage test for all of its U.S. loan agreements. As a result, the Company was in compliance with all loan agreements, as amended, as of December 31, 2003.

The Company’s foreign subsidiaries maintain bank term loans and short-term bank lines of credit in their respective countries to meet working capital requirements as well as to fund capital expenditure programs and acquisitions. As of December 31, 2003, the Company’s European subsidiaries had term loans, including current maturities, totaling $14.1 million and short-term debt totaling $10.4 million, all in local currencies. These short-term bank borrowings represented full utilization of available credit lines. The Company’s European subsidiary expects to complete a new medium-term bank loan totaling $16.6 million, in euros, during early 2004, which will be used to repay short-term bank debt and to fund new capital spending.

The Company anticipates that cash from operations and from committed credit facilities will be sufficient to fund anticipated capital expenditures, dividends and other planned financial commitments for the foreseeable future. Any substantial acquisitions would require additional funding.

Contractual Obligations

At December 31, 2003, the Company’s contractual obligations, including estimated payments by period, were as follows:

	Payments Due by Period
(Dollars in thousands)	Total	Less than 1 year	1-3 years	3 – 5 years	More than 5 years
Long Term Debt Obligations	$115,674	$23,670	$37,021	$25,349	$29,634
Operating Lease Obligations	12,375	2,108	4,634	2,948	2,685
Purchase Obligations	33,535	18,759	12,371	2,405	—
Other	5,954	4,300	654	1,000	—

Total	$167,538	$48,837	$54,680	$31,702	$32,319

Purchase obligations consist of raw material and natural gas purchases made in the normal course of business. Other consists of deferred revenues that represent commitments to deliver products and 2004 required pension plan contributions. The above table does not include $57.1 million of other non-current liabilities recorded on the balance sheet, as summarized in Note 12 to the consolidated financial statements. The non-current liabilities consist of liabilities related to the Company’s defined benefit pension plans and deferred compensation plans for which payment periods can not be determined. Non-current liabilities also include environmental and legal liabilities that are primarily contingent in nature (see Note 13 to the consolidated financial statements).

Pension Funding

The Company made the 2003 plan year contribution of $3.7 million to its funded U.S. pension plans in December 2003. During 2004, the Company expects to contribute approximately $3.8 million for the 2004 plan year. If pension funding relief legislation were enacted as proposed by the U.S. Congress, the contribution would be $1.6 million. Payments related to the unfunded non-qualified plans in 2004 will approximate the $0.1 million paid in 2003.

Letters of Credit

The Company maintains two standby letters of credit under its workers’ compensation insurance agreements. These letters of credit are renewed annually and amended to the amounts required by the insurance agreements each year. As of December 31, 2003, the Company had $1.3 million in standby letters of credit for these agreements.

Off-Balance Sheet Arrangements

As of December 31, 2003 and 2002, the Company did not have any off-balance sheet arrangements.

Environmental and Legal Matters

The Company is subject to extensive federal, state and local environmental laws and regulations. Although the Company’s environmental policies and practices are designed to ensure compliance with these laws and regulations, future developments and increasingly stringent environmental regulation could require the Company to make additional unforeseen environmental expenditures. The Company will continue to invest in the equipment and facilities necessary to comply with existing and future regulations. During 2003, the Company’s expenditures for capital projects related to the environment were $2.4 million. These projects are capitalized and depreciated over their estimated useful lives, which is typically 10 years. Recurring costs associated with the operation and maintenance of facilities for waste treatment and disposal and managing environmental compliance in ongoing operations at our manufacturing locations were approximately $8.1 million for 2003 and $8.5 million for 2002. While difficult to project, it is not anticipated that these recurring expenses will increase significantly in the future.

The Company has been named by the government as a potentially responsible party at 18 waste disposal sites where cleanup costs have been or may be incurred under CERCLA and similar state statutes. In addition, damages are being claimed against the Company in general liability actions for alleged personal injury or property damage in the case of some disposal and plant sites. The Company believes that it has made adequate provisions for the costs it may incur with respect to the sites. It is the Company’s accounting policy to record liabilities when environmental assessments and/or remedial efforts are probable and the cost or range of possible costs can be reasonably estimated. When no amount within the range is a better estimate than any other amount, the minimum is accrued. Some of the factors on which the Company bases its estimates include information provided by feasibility studies, potentially responsible party negotiations and the development of remedial action plans. Because reported liabilities are recorded based on estimates, actual amounts could differ from those estimates. After partial remediation payments at certain sites, the Company has estimated a range of possible environmental and legal losses from $9.5 million to $40.4 million at December 31, 2003, compared to $7.5 million to $35.1 million at December 31, 2002. At December 31, 2003 the Company’s reserve was $19.6 million for legal contingencies and environmental matters compared to $17.6 million at December 31, 2002. During 2003, non-capital expenditures related to legal and environmental matters approximated $2.7 million compared to $3.0 million expended in 2002.

For certain sites, estimates cannot be made of the total costs of compliance or the Company’s share of such costs; accordingly, the Company is unable to predict the effect thereof on future results of operations. In the event of one or more adverse determinations in any annual or interim period, the impact on the Company’s financial position, cash flows or results of operations for those periods could be material. However, based upon the Company’s present belief as to its relative involvement at these sites, other viable entities’ responsibilities for cleanup and the extended period over which any costs would be incurred, the Company believes that these matters will not have a material effect on the Company’s financial position. Certain of these matters are discussed in Item 3, Legal Proceedings, in this report and in other filings of the Company with the Securities and Exchange Commission, which are available upon request from the Company. See also Note 13, Contingencies, in the Notes to Consolidated Financial Statements for a summary of the environmental proceedings related to certain environmental sites.

Critical Accounting Policies

We prepare our financial statements in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”). Preparing our financial statements in accordance with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The following is a summary of the accounting policies the Company believes are the most important to aid in understanding its financial results.

Deferred Compensation

The Company maintains deferred compensation plans. These plans allow management to defer receipt of its bonuses and directors to defer receipt of director fees until retirement or departure from the Company. The plans allow for the compensation being deferred to grow (or decline) based on the results of investment options chosen by the participants. Such options include either (a) the appreciation/depreciation in Stepan Company common stock or (b) a limited variety of mutual funds. Ultimately, upon retirement or departure from the Company, participants receive the cash equivalent value of the investment choices they have made as of the date of plan distribution. As a result, any appreciation in the value of Stepan Company common stock or the mutual fund options under the plan result is additional compensation expense to the Company. Conversely, declines in the market price of Stepan Company stock or the value of the mutual funds results in a reduction of compensation expense since such declines reduce the cash obligation of the Company as of the date of the financial statements. It is these market price movements that result in the significant period-to-period fluctuations that impact the Company’s consolidated statements of income.

As of December 31, 2003, the Company’s deferred compensation liability is approximately $20 million, of which approximately 48 percent represents deferred compensation tied to the performance of Stepan Company common stock and the remainder is tied to the mutual fund investment choices. A $1.00 increase in the market price of Stepan Company common stock will result in approximately $375,000 of additional compensation expense. Similarly, a $1.00 reduction in the market price of the common stock will reduce compensation expense by a like amount. The expense or income associated with the mutual fund component will fluctuate generally in line with the overall percentage increase or decrease of the U.S. stock markets.

The Company funds its obligations associated with these plans by buying a portfolio of mutual funds that matches the investment choices made by the plan participants. When plan participants choose the Stepan Company common stock option, the Company will generally acquire, and put into treasury stock, an equivalent number of Stepan Company common shares from the open market.

The mutual fund assets are recorded on the Company’s balance sheet at cost when acquired and adjusted to their market values at the end of each reporting period. While these market value adjustments affect the income statement due to their impact on the Company’s ultimate cash liability, there is not an offsetting income statement impact from fluctuation in the asset value, as generally accepted accounting principles require unrealized gains and losses on investments in marketable securities be recorded as a direct adjustment to shareholders’ equity as “Accumulated other comprehensive loss”. Dividends and capital gains received from the mutual funds, as well as realized gains and losses from sales of mutual fund shares, are recognized as investment income/loss under the “Other, net” caption of the consolidated statements of income.

Since the Stepan Company stock is held as treasury stock, no further adjustments are made to equity as a result of market price movements in the stock.

Environmental Liabilities

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

Estimates for environmental liabilities are subject to significant fluctuations as new facts emerge related to the various sites where the Company is exposed to liability for the remediation of environmental contamination. For example, during 2003, the Company recorded $2.1 million of expense related to estimated liabilities at two sites for which no prior reserves had been established based on new information received, whereas, in 2002, there were no such similar charges.

Revenue Recognition

Revenue is recognized upon shipment of goods to customers, at which time title and risk of loss has passed to the customer. The Company records shipping and handling billed to a customer in a sales transaction as revenue. Costs incurred for shipping and handling are recorded in cost of sales. The Company believes recognition of revenue upon shipment is the appropriate point of revenue recognition as the Company has no further performance obligations to the customer other than in connection with customer volume discount programs. Volume discounts due customers are estimated and recorded in the same period as the sales to which the discounts relate and are reported as reductions of revenue in the statements of income. Volume discount programs are specific and unique to each customer and are based on negotiated contract rates. Such contracts are generally annual in nature. The Company computes its allowance for customer discounts based on shipment information and the specific details of each customer’s program. Depending upon demand, the annual contract program provisions and the mix of customers, the Company’s allowance for volume discounts will fluctuate from period-to-period. For arrangements where the Company consigns product to a customer location, revenue is recognized when the customer uses the inventory.

Reserves for Doubtful Accounts

Accounts receivable are reported net of reserves for doubtful accounts. The Company determines the reserve requirement based upon the estimated collectibility of specific delinquent accounts, the Company’s historical loss experience and the level of non-delinquent accounts receivable.

Reserves for Obsolete and Slow Moving Inventories

The Company provides reserves for obsolete and slow moving inventory items. The reserve requirement is estimated based upon a review of specific inventory items that are identified as slow moving and consideration of potential salvage value and disposal costs.

Recent Accounting Pronouncements

See Note 1 to the consolidated financial statements, included in Part II, Item 8, for information on recent accounting pronouncements, which affect the Company.

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

The Company and its foreign subsidiaries periodically use short-term forward exchange contracts to limit the exposure of certain foreign currency transactions and balances to fluctuating exchange rates. As of December 31, 2003, the Company had no outstanding forward exchange contracts.

From time to time, the Company extends U.S. dollar denominated loans or extended trade receivables to its foreign subsidiaries. Gains or losses on such transactions are recorded in income. As of December 31, 2003, the Company had an outstanding loan balance of $15.9 million due from its European subsidiary and trade receivables of $1.4 million due from its Brazilian subsidiary. A hypothetical fluctuation of 10 percent in the exchange rate of the euro or the Brazilian real would result in a gain or loss of $1.6 million or $0.1 million, respectively.

INTEREST RATES

The Company’s debt was composed of fixed-rate and variable-rate borrowings totaling $85.4 million and $30.3 million, respectively, as of December 31, 2003. For 2004, it is projected that interest on variable-rate borrowings will comprise about 32 percent of the Company’s total interest expense. A 10 percent increase or decrease to short-term interest rates would be immaterial to the Company’s operating results or cash flow.

The fair value of the Company’s fixed-rate debt, including current maturities, was estimated to be $90.4 million as of December 31, 2003, which was approximately $5.0 million above the carrying value. Market risk was estimated as the potential increase to the fair value that would result from a hypothetical 10 percent decrease in the Company’s weighted average long-term borrowing rates at December 31, 2003, or $2.3 million.

COMMODITY PRICE RISK

Certain raw materials used in the manufacture of the Company’s products are subject to price volatility caused by weather, petroleum prices, general economic demand and other unpredictable factors. Increased raw material costs are passed on to customers as quickly as the marketplace allows; however, certain customers have arrangements that allow for price changes only on a quarterly basis, and competitive pressures sometimes prevent cost increases from being passed on to customers, particularly in periods where there is excess industry capacity. As a result, for some product lines or market segments it may take time to recover raw material price increases. Periodically, firm purchase commitments are entered into which fix the price of a specific commodity that will be delivered at a future time. Forward contracts are sometimes used to aid in managing the Company’s natural gas costs. The Company may contract up to 100 percent of its manufacturing facilities’ forecasted natural gas requirements. At December 31, 2003, the Company had open forward contracts for the purchase of 1.1 million MMBTUs (MMBTU equals one million British thermal units) of natural gas in 2004 at a cost of $5.4 million. A hypothetical 10 percent fluctuation in the price of natural gas covered by forward contracts would result in the Company’s natural gas cost being $0.5 million higher or lower than the contractual price in the Company’s results of operations.

Item 8. Financial Statements and Supplementary Data

The following statements and data are included in this item:

Independent Auditors’ Report
Consolidated Balance Sheets (December 31, 2003 and 2002)
Consolidated Statements of Income (For years ended December 31, 2003, 2002 and 2001)
Consolidated Statements of Cash Flow (For years ended December 31, 2003, 2002 and 2001)
Consolidated Statements of Stockholders’ Equity (For years ended December 31, 2003, 2002 and 2001)
Notes to Consolidated Financial Statements
Selected Quarterly Financial Data

Independent Auditors’ Report

To the Board of Directors and Stockholders of

Stepan Company

Northfield, Illinois

We have audited the accompanying consolidated balance sheets of Stepan Company and subsidiaries (the “Company”) as of December 31, 2003 and 2002 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Stepan Company and subsidiaries at December 31, 2003 and 2002 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 3, effective January 1, 2002 the Company changed its method of accounting for goodwill and intangible assets upon adoption of Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets.”

DELOITTE & TOUCHE LLP

Chicago, Illinois

March 8, 2004

Stepan Company

Consolidated Statements of Income

For the years ended December 31, 2003, 2002 and 2001

(In thousands, except per share amounts)	2003	2002	2001
Net Sales (Note 1)	$784,855	$748,539	$711,517

Cost of Sales	681,116	626,013	604,036

Gross Profit	103,739	122,526	107,481

Operating Expenses:
Marketing	29,660	27,920	24,884
Administrative	39,565	35,779	28,644
Research, development and technical services (Note 1)	24,718	24,897	22,869

	93,943	88,596	76,397

Operating Income	9,796	33,930	31,084

Other Income (Expenses):
Interest, net (Note 5)	(8,061)	(7,388)	(7,168)
Income from equity in joint venture	2,170	3,577	1,869
Other, net	1,366	149	13

	(4,525)	(3,662)	(5,286)
Income Before Provision for Income Taxes	5,271	30,268	25,798
Provision for Income Taxes (Note 7)	360	10,139	9,726

Net Income	$4,911	$20,129	$16,072

Net Income Per Common Share (Note 15):
Basic	$0.46	$2.18	$1.73

Diluted	$0.45	$2.05	$1.65

Shares Used to Compute Net Income Per Common Share (Note 15):
Basic	8,889	8,861	8,837

Diluted	9,086	9,802	9,721

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Stepan Company

Consolidated Balance Sheets

December 31, 2003 and 2002

(Dollars in thousands)	2003	2002
Assets
Current Assets:
Cash and cash equivalents	$4,235	$3,188
Receivables, less allowances of $2,530 in 2003 and $2,696 in 2002	113,353	99,249
Inventories (Note 4)	70,548	67,985
Deferred income taxes (Note 7)	8,077	7,850
Other current assets	8,247	6,840

Total current assets	204,460	185,112

Property, Plant and Equipment:
Land	8,279	6,433
Buildings and improvements	84,568	77,080
Machinery and equipment	643,266	599,852
Construction in progress	8,984	18,924

	745,097	702,289
Less: accumulated depreciation	534,432	491,239

Property, plant and equipment, net	210,665	211,050

Goodwill, net (Note 3)	7,621	6,753
Other intangible assets, net (Note 3)	12,016	13,349
Other non-current assets	29,455	23,403

Total assets	$464,217	$439,667

Liabilities and Stockholders’ Equity
Current Liabilities:
Current maturities of long-term debt (Note 5)	$23,670	$13,387
Accounts payable	74,113	51,516
Accrued liabilities (Note 11)	35,156	40,114

Total current liabilities	132,939	105,017

Deferred income taxes (Note 7)	14,570	20,065

Long-term debt, less current maturities (Note 5)	92,004	104,304

Other non-current liabilities (Note 12)	62,637	51,452

Commitments and Contingencies (Notes 6 and 13)

Stockholders’ Equity (Note 8):
5 1/2 percent convertible preferred stock, cumulative, voting, without par value; authorized 2,000,000 shares; issued and outstanding 582,082 shares in 2003 and 582,632 shares in 2002	14,552	14,566
Common stock, $1 par value; authorized 30,000,000 shares; issued 9,900,265 shares in 2003 and 9,742,211 shares in 2002	9,900	9,742
Additional paid-in capital	22,277	19,358
Accumulated other comprehensive loss (Note 1)	(19,560)	(25,109)
Retained earnings (approximately $29,027 unrestricted in 2003 and $36,513 in 2002)	154,780	157,448
Less: Treasury stock, at cost, 966,671 shares in 2003 and 861,476 shares in 2002	(19,882)	(17,176)

Stockholders’ equity	162,067	158,829

Total liabilities and stockholders’ equity	$464,217	$439,667

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Stepan Company

Consolidated Statements of Cash Flows

For the years ended December 31, 2003, 2002 and 2001

(Dollars in thousands)	2003	2002	2001
Cash Flows From Operating Activities
Net income	$4,911	$20,129	$16,072
Depreciation and amortization	41,426	40,117	39,972
Recognition of deferred revenues	(455)	(459)	(470)
Deferred income taxes	(5,770)	(466)	(2,384)
Environmental and legal liabilities	3,121	311	331
Other non-cash items	1,467	(1,460)	1,131
Changes in working capital:
Receivables, net	(14,104)	3,941	6,062
Inventories	(2,563)	(8,655)	(167)
Accounts payable and accrued liabilities	18,942	(5,784)	(5,427)
Other current assets	(1,407)	(1,607)	(1,042)

Net Cash Provided By Operating Activities	45,568	46,067	54,078

Cash Flows From Investing Activities
Expenditures for property, plant and equipment	(32,872)	(36,135)	(34,014)
Business acquisitions, net of cash acquired	—	(2,185)	(24,640)
Other non-current assets	(1,318)	2,833	(131)

Net Cash Used In Investing Activities	(34,190)	(35,487)	(58,785)

Cash Flows From Financing Activities
Revolving debt and notes payable to banks, net	6,600	(35,200)	22,200
Other debt borrowings	10,232	41,394	1,188
Other debt repayments	(18,849)	(8,836)	(9,107)
Purchases of treasury stock, net	(2,706)	(2,023)	(4,632)
Dividends paid	(7,579)	(7,339)	(7,056)
Stock option exercises	2,256	2,599	3,151
Loan costs	(26)	(452)	—

Net Cash Provided By (Used In) Financing Activities	(10,072)	(9,857)	5,744

Effect of Exchange Rate Changes on Cash	(259)	(1,759)	(349)

Net Increase (Decrease) in Cash and Cash Equivalents	1,047	(1,036)	688
Cash and Cash Equivalents at Beginning of Year	3,188	4,224	3,536

Cash and Cash Equivalents at End of Year	$4,235	$3,188	$4,224

Supplemental Cash Flow Information
Cash payments of income taxes, net of refunds	$5,541	$9,489	$11,652
Cash payments of interest	$8,349	$7,236	$7,862

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Stepan Company

Consolidated Statements of Stockholders’ Equity

For the years ended December 31, 2003, 2002 and 2001

(Dollars in thousands)	Convertible Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Comprehensive Income
Balance January 1, 2001	$14,587	$9,411	$12,968	$(10,521)	$(13,028)	$135,642	—
Sale of 192,650 shares of common stock under stock option plan	—	193	2,958	—	—	—	—
Purchase of 210,865 shares of common stock, net of sales	—	—	(5)	(4,632)	—	—	—
Conversion of preferred stock to common stock	(6)	—	6		—	—	—
Net income	—	—	—	—	—	16,072	$16,072
Other comprehensive income/(loss):
Foreign currency translation adjustments	—	—	—	—	(1,414)	—	(1,414)
Unrealized gain (loss) on securities	—	—	—	—	(444)	—	(444)
Minimum pension liability adjustment (net of income taxes of $595)	—	—	—	—	(984)	—	(984)

Comprehensive income	—	—	—	—	—	—	$13,230

Cash dividends paid:
Preferred stock ($1.375 per share)	—	—	—	—	—	(802)	—
Common stock (70.75¢ per share)	—	—	—	—	—	(6,254)	—
Non-qualified stock option income tax benefit	—	—	604	—	—	—	—

Balance, December 31, 2001	14,581	9,604	16,531	(15,153)	(15,870)	144,658	—
Sale of 137,501 shares of common stock under stock option plan	—	138	2,461	—	—	—	—
Purchase of 79,244 shares of common stock, net of sales	—	—	—	(2,023)	—	—	—
Conversion of preferred stock to common stock	(15)	—	15	—	—	—	—
Net income	—	—	—	—	—	20,129	$20,129
Other comprehensive income/(loss):
Foreign currency translation adjustments	—	—	—	—	1,489	—	1,489
Unrealized gain (loss) on securities	—	—	—	—	(564)	—	(564)
Minimum pension liability adjustment (net of income taxes of $6,807)	—	—	—	—	(10,164)	—	(10,164)

Comprehensive income	—	—	—	—	—	—	$10,890

Cash dividends paid:
Preferred stock ($1.375 per share)	—	—	—	—	—	(802)	—
Common stock (73.75¢ per share)	—	—	—	—	—	(6,537)	—
Non-qualified stock option income tax benefit	—	—	351	—	—	—	—

Balance, December 31, 2002	14,566	9,742	19,358	(17,176)	(25,109)	157,448	—
Sale of 157,427 shares of common stock under stock option plan	—	157	2,099	—	—	—	—
Purchase of 105,195 shares of common stock, net of sales	—	—	—	(2,706)	—	—	—
Conversion of preferred stock to common stock	(14)	1	13	—	—	—	—
Net income	—	—	—	—	—	4,911	$4,911
Other comprehensive income/(loss):
Foreign currency translation adjustments	—	—	—	—	6,538	—	6,538
Unrealized gain (loss) on securities (net of income tax of $83)	—	—	—	—	1,758	—	1,758
Minimum pension liability adjustment (net of income taxes of $1,598)	—	—	—	—	(2,747)	—	(2,747)

Comprehensive income	—	—	—	—	—	—	$10,460

Cash dividends paid:
Preferred stock ($1.375 per share)	—	—	—	—	—	(800)	—
Common stock (76.25¢ per share)	—	—	—	—	—	(6,779)	—
Non-qualified stock option income tax benefit	—	—	807	—	—	—	—

Balance, December 31, 2003	$14,552	$9,900	$22,277	$(19,882)	$(19,560)	$154,780	—

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements

For the years ended December 31, 2003, 2002 and 2001

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned foreign subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The investment in the 50 percent owned joint venture in the Philippines is accounted for on the equity method and is included in the “Other non-current assets” caption on the Consolidated Balance Sheet. The Company’s share of the net earnings of this investment is included in consolidated net income.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents.

Concentration of Credit Risks

The Company grants credit to its customers who are widely distributed across the Americas, Europe and Asia. The Company does not have any one customer whose business represents more than 10 percent of the Company’s consolidated revenue. There is no material concentration of credit risk.

Inventories

Inventories are valued at cost, which is not in excess of market value, and include material, labor and plant overhead costs. The last-in, first-out (LIFO) method is used to determine the cost of the Company’s domestic inventories. The first-in, first-out (FIFO) method is used for all other inventories. Inventories priced at LIFO as of December 31, 2003 and 2002, amounted to 78 and 85 percent of total inventories, respectively.

Property, Plant and Equipment

Depreciation of physical properties is provided on a straight-line basis over the estimated useful lives of various assets. Lives used for calculating depreciation are 30 years for buildings, 15 years for building improvements and from three to 15 years for machinery and equipment. Major renewals and betterments are capitalized in the property accounts, while maintenance and repairs ($17,101,000, $17,869,000, and $19,366,000 in 2003, 2002 and 2001, respectively), which do not renew or extend the life of the respective assets, are charged to operations currently. The cost of property retired or sold and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in income.

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

Revenue Recognition

Revenue is recognized upon shipment of goods to customers, at which time title and risk of loss has passed to the customer. For arrangements where the Company consigns product to a customer location, revenue is recognized when the customer uses the inventory. The Company records shipping and handling billed to a customer in a sales transaction as revenue. Costs incurred for shipping and handling are recorded in cost of sales. Volume discounts due to customers are estimated and recorded in the same period as the sales to which the discounts relate and reported as reductions of revenue in the Consolidated Statements of Income.

Environmental Expenditures

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that mitigate or prevent environmental contamination and that benefit future operations are capitalized. Capitalized expenditures are depreciated generally utilizing a 10 year life. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable and the cost or range of possible costs can be reasonably estimated. When no amount within the range is a better estimate than any other amount, the minimum is accrued. Some of the factors on which the Company bases its estimates include information provided by feasibility studies, potentially responsible party negotiations and the development of remedial action plans. Because reported liabilities are recorded based on estimates, actual amounts could differ from those estimates. Legal costs related to environmental matters are expensed as incurred. See Note 13.

Goodwill and Other Intangible Assets

Intangible assets include patents, agreements not to compete, trademarks, customer lists and goodwill, all of which were acquired as part of business acquisitions. The Company separately identifies intangible assets other than goodwill and amortizes them in accordance with useful life assigned to them, generally ranging from five to 15 years. Goodwill is not amortized. Goodwill is subject to annual tests for impairment. Goodwill and all other intangible assets are tested for impairment when events indicate that an impairment may have occurred. At December 31, 2003, there was no impairment of goodwill or other intangible assets. For more details see Note 3.

Research and Development Costs

The Company’s research and development costs are expensed as incurred. These expenses are aimed at discovery and commercialization of new knowledge with the intent that such effort will be useful in developing a new product or in bringing about a significant improvement to an existing product or process. Total expenses were $15,208,000, $15,017,000 and $13,729,000 in 2003, 2002 and 2001, respectively. The balance of expenses reflected on the Consolidated Statements of Income relates to technical services, which include routine product testing, quality control and sales support service.

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

Translation of Foreign Currencies

Assets and liabilities of consolidated foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at year end. The resulting translation adjustments are included in stockholders’ equity. Revenues and expenses are translated at average exchange rates prevailing during the year. Gains or losses on foreign currency transactions are reflected under “Other, net” caption of the Consolidated Statements of Income. The net balances for foreign exchange gains and losses were $1,651,000 gain in 2003, zero in 2002 and $252,000 loss in 2001.

Long-Lived Assets

Operating assets are written down to fair value whenever an impairment review indicates that the carrying value cannot be recovered on an undiscounted cash flow basis. In 2003, an asset impairment charge of approximately $1,436,000 was recognized. See Note 17.

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

	For the Years Ended December 31
(In thousands, except per share amounts)	2003	2002	2001
Net income, as reported	$4,911	$20,129	$16,072
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	850	698	925

Net income, pro forma	$4,061	$19,431	$15,147

Earnings per share:

Basic - as reported	$0.46	$2.18	$1.73

Basic - pro forma	$0.37	$2.10	$1.62

Diluted - as reported	$0.45	$2.05	$1.65

Diluted - pro forma	$0.36	$1.99	$1.56

The weighted-average fair value of options were $5.58, $6.19 and $6.22 in 2003, 2002 and 2001, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2003, 2002 and 2001: expected dividend yield of 2.75 percent; expected volatility of 23.0 percent in 2003, 23.5 percent in 2002, and 24.2 percent in 2001; expected lives of 7.5 years; and risk-free interest rate of 3.97 percent in 2003, 4.89 percent in 2002, and 5.14 percent in 2001.

Per Share Data

Basic earnings per share amounts are computed based on the weighted-average number of common shares outstanding. Net income used in computing basic earnings per share has been reduced by dividends paid to preferred stockholders. Diluted earnings per share amounts are based on the increased number of common shares that would be outstanding assuming the exercise of certain outstanding stock options (under the treasury stock method) and the conversion of the convertible preferred stock, when such conversion would have the effect of reducing earnings per share. See Note 15.

Comprehensive Income

Comprehensive income includes net income and all other nonowner changes in equity that are not reported in net income. For the years ended December 31, 2003, 2002 and 2001, the Company’s comprehensive income included net income, foreign currency translation gains and losses, unrealized gains and losses on investment securities, and a minimum pension liability adjustment. Comprehensive income is disclosed in the Consolidated Statements of Stockholders’ Equity. At December 31, 2003, the total accumulated other comprehensive loss of $19,560,000 consisted of $5,789,000 of foreign currency translation adjustments, $124,000 of unrealized gains on securities (net of income taxes of $83,000) and $13,895,000 of minimum pension liability adjustments (net of income taxes of $9,000,000). At December 31, 2002, the total accumulated other comprehensive loss of $25,109,000 consisted of $12,327,000 of foreign currency translation adjustments, $1,634,000 of unrealized losses on securities and $11,148,000 of minimum pension liability adjustments (net of income taxes of $7,402,000).

Segment Reporting

The Company reports financial and descriptive information about its reportable operating segments. Operating segments are components of the Company that have separate financial information that is regularly evaluated by the chief operating decision maker to assess segment performance and allocate resources. The Company discloses segment revenue, operating income, assets, capital expenditures and depreciation and amortization expenses. Enterprise-wide financial information about the revenues derived from the Company’s products, the geographic locations in which the Company earns revenues and holds assets is also disclosed. See Note 15.

Derivative Instruments

Derivative instruments are recognized on the balance sheet as either an asset or a liability measured at fair value. Changes in fair value are recognized currently in earnings or in other comprehensive income if specific hedge criteria are met. Special accounting for qualifying hedges allows a derivative instrument’s gains and losses to offset related results on the hedged item in the statement of income, to the extent effective. If a transaction is designated to receive hedge accounting, the Company establishes at the inception of the hedge the method it will use for assessing the effectiveness of the hedge and the measurement approach for determining the ineffective aspect of the hedge.

The Company has limited derivative transactions. Company policy prohibits the use of financial instruments for trading or speculative purposes. The Company does, however, enter into forward contracts to minimize exposure related to rising natural gas prices. The Company may contract up to 100 percent of its manufacturing facilities’ forecasted natural gas requirements. Because the Company anticipates taking delivery of the gas for use in its manufacturing operations, the forward contracts qualify for the normal purchase exception of

SFAS No. 133, as amended. As a result, the contracts are not accounted for as derivative instruments. The cost of the natural gas is charged to expense at the time the gas is delivered and used. To the extent forecasts are adjusted resulting in contracted volume exceeding forecasted volume, which is generally insignificant, the excess contracted volume is accounted for as a derivative instrument and, accordingly, marked to market through earnings at the applicable measurement date. At December 31, 2003, the Company had open forward contracts for the purchase of 1.1 million MMBTUs (MMBTU equals one million British thermal units) of natural gas in 2004 at a cost of $5.4 million. Due to the increases in the cost of natural gas at the end of 2003, the fair market value of the gas contracts was a positive $0.6 million at December 31, 2003.

Deferred Compensation

The Company maintains deferred compensation plans. These plans allow management to defer receipt of their bonuses and directors to defer receipt of director fees until retirement or departure from the Company. The deferred compensation liability to the participants who elect deferral is recorded when the underlying compensation is earned, and recorded as an expense. Compensation that has been deferred may grow (or decline) based on the results of investment options chosen by the plan participants. When plan distributions are made to retired/departed participants, such distributions are made, in cash, in amounts equivalent to the payment date value of the investment choices made by the participant. Since the deferred compensation obligations are ultimately settled in cash, the Company must record each period any appreciation in the value of the participant’s plan balances as additional compensation expense. Conversely, declines in the market value of the investment choices made by the participant reduce compensation expense in the periods that the market value declines.

Investments

The Company purchases shares of mutual funds as part of its strategy to fund its deferred compensation liabilities. Such investments are available for sale and recorded in “Other non-current assets” in the consolidated balance sheets. These investments are recorded at their market value at the end of each reporting period with unrealized gains and losses recorded as direct adjustments to shareholders’ equity in “Accumulated other comprehensive loss”. Realized gains and losses, along with dividends and capital gains distributions, are recorded as investment income/loss in “Other Income (Expense)” in the Consolidated Statements of Income under the “Other, net” caption. The company uses the average cost method to determine the amount of realized gains and losses.

The fair value of the mutual funds was $10,287,000 at December 31, 2003, and $6,552,000 at December 31, 2002. Dividends and interest on mutual fund assets were $297,000, $149,000 and $265,000 in 2003, 2002 and 2001, respectively. In 2003, a realized loss of $582,000 was recorded on the sale of mutual fund assets. There were no realized gains or losses recorded in 2002 or 2001. Unrealized gains of $1,758,000 and an unrealized loss of $564,000 were recorded as other comprehensive income in 2003 and 2002. At December 31, 2003, the Company’s investments included equity mutual fund holdings with a fair market value of $2,059,000 that had gross unrealized losses of $152,000. The mutual fund holdings have been in a continuous loss position for over 12 months.

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

Recent Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. FIN 45 clarifies the requirements for a guarantor’s accounting for and disclosure of certain guarantees issued and outstanding. The recognition and initial measurement provisions of FIN 45 are effective for guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material impact on the Company’s financial position, cash flows or results of operations. See the Wilmington Site discussion in Note 13 that describes the Company’s guarantee to share certain remediation costs.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities”. FIN 46, which is an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, addresses consolidation by business enterprises of variable interest entities. This interpretation explains how a variable interest entity is identified and how an enterprise assesses its interest in a variable interest entity to decide whether it is the primary beneficiary of the entity. A variable interest entity is to be consolidated by its primary beneficiary if the entities do not effectively disperse risks among parties involved. In December 2003, the FASB issued a revision (FIN 46R) to clarify some of the provisions of FIN 46. FIN 46R provides special effective dates for enterprises that have fully or partially adopted FIN 46 prior to its revision. Otherwise application of FIN 46R is required in financial statements of public entities that have interest in variable interest entities for periods ending after December 15, 2003. Application by public entities for all other types of entities is required in financial statements for periods ending after March 15, 2004. The adoption of FIN 46 had no effect on the Company’s financial position, results of operations or cash flows, as the Company is not party to any variable interest entities as defined by this interpretation.

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

In December 2003, the FASB issued revisions for SFAS No. 132, “Employers’ Disclosure about Pensions and Other Post Retirement Benefits”. This statement revises employers’ disclosures about pension plans and other post retirement benefit plans. It requires additional disclosures to those in the original SFAS No. 132 about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit past retirement plans. This statement is effective for financial statements with pension plan disclosures for fiscal years ending after December 15, 2003. As the revisions to SFAS No. 132 address disclosures only, adoption of this statement at December 31, 2003, had no effect on the Company’s financial position, results of operations or cash flows. See Note 10.

Reclassifications

Certain amounts in the Company’s 2002 and 2001 financial statements have been reclassified to conform to the 2003 presentation.

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

Following are the unaudited pro forma financial results prepared under the assumption that the acquisition of Stepan UK Limited had been completed at the beginning of the year 2001. These pro forma financial results include the assumption that the acquisition price of $24.6 million was funded through the Company’s committed lines of credit. The applied weighted average interest rate was 4.63 percent in 2001.

PRO FORMA FINANCIAL RESULTS

(Dollars and shares in thousands, except per share amounts)	Twelve Months Ended December 31 2001

Net Sales	$743,369
Income Before Income Taxes	$27,273
Net Income	$16,994

Net Income Per Common Share:
Basic	$1.83

Diluted	$1.75

Shares used to compute Earnings Per Common Share:
Basic	8,837

Diluted	9,721

These pro forma statements represent the Company’s determination of adjustments associated with the purchase of Stepan UK Limited and are based upon available information and certain assumptions that the Company believes to be reasonable. Consequently, the actual results may differ from the Pro Forma results.

On November 20, 2002, the Company’s wholly owned subsidiary, Stepan UK Ltd. acquired the quaternary biocides and specialty surfactant business from Pentagon Chemicals Specialties based in the United Kingdom. The acquired product lines are sold primarily to the institutional cleaning product market. No manufacturing facilities were included in this acquisition. The allocation of the purchase price was recorded to intangible assets, including goodwill, non-compete agreement, know-how, customer list and related deferred tax liabilities. This acquisition is not material to the Company’s results of operations, therefore, pro forma financial data is not presented.

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

	December 31
(In thousands, except per share data)	2003	2002	2001
Reported net income	$4,911	$20,129	$16,072
Add back: Goodwill amortization	—	—	474

Adjusted net income	$4,911	$20,129	$16,546

Basic earnings per share:
Reported basic earnings per share	$0.46	$2.18	$1.73
Add back: Goodwill amortization	—	—	0.05

Adjusted basic earnings per share	$0.46	$2.18	$1.78

Diluted earnings per share:
Reported diluted earnings per share	$0.45	$2.05	$1.65
Add back: Goodwill amortization	—	—	0.05

Adjusted diluted earnings per share	$0.45	$2.05	$1.70

The Company’s net carrying values of goodwill were $7,621,000 and $6,753,000 as of December 31, 2003 and December 31, 2002, respectively. The entire amount of goodwill relates to the surfactants’ reporting unit. The change in net carrying value resulted from the effects of currency translation, the completion of the Pentagon purchase price allocation, and the reclassification of certain prior year amounts.

The following table reflects the components of all other intangible assets, which all have finite lives, as of December 31, 2003 and 2002.

	Gross Carrying Amount		Accumulated Amortization
	December 31		December 31
(In thousands)	2003	2002	2003	2002
Other Intangible Assets:
Patents	$2,000	$2,000	$733	$600
Trademarks, customer lists, know-how	18,406	18,256	8,007	6,657
Non-compete agreements	2,310	2,123	1,960	1,202

Total	$22,716	$22,379	$10,700	$8,459

Aggregated amortization expense for the years ended December 31, 2003 and 2002, was $2,153,000 and $1,405,000, respectively. Amortization expense is recorded based on useful lives ranging from 5 to 15 years. Estimated amortization expense for identifiable intangibles assets, other than goodwill, for each of the succeeding fiscal years is as follows:

(In thousands)

For year ended 12/31/04	$1,639
For year ended 12/31/05	$1,624
For year ended 12/31/06	$1,461
For year ended 12/31/07	$1,461
For year ended 12/31/08	$1,457

4. Inventories

The composition of inventories is as follows:

	December 31
(Dollars in thousands)	2003	2002
Finished products	$47,809	$40,875
Raw materials	22,739	27,110

Total inventories	$70,548	$67,985

If the first-in, first-out (FIFO) inventory valuation method had been used, instead of the LIFO method, inventories would have been approximately $8,615,000 and $5,293,000 higher than reported at December 31, 2003 and 2002, respectively.

5. Debt

Debt is composed of the following:

		December 31
(Dollars in thousands)	Maturity Dates	2003	2002
Unsecured promissory notes
6.86%	2009 – 2015	$30,000	$30,000
6.59%	2004 – 2013	27,273	30,000
7.77%	2004 – 2009	16,364	21,819
7.22%	2004 – 2006	9,000	15,000
7.69%	2004	2,000	6,000
9.70%	2003	—	667
Unsecured bank debt	2007	6,600	—
Debt of foreign subsidiaries
Bank term loan, foreign currency	2004 – 2009	13,110	13,108
Other term loans, foreign currency	2004 – 2015	969	1,097
Short-term debt, foreign currency	2004	10,358	—

Total debt		115,674	117,691
Less current maturities		23,670	13,387

Long-term debt		$92,004	$104,304

Unsecured bank debt at December 31, 2003, consisted of borrowings under a committed $60,000,000 domestic revolving credit agreement with interest at varying rates averaging 2.02 percent during the year. The agreement requires a commitment fee to be paid on the unused portion of the commitment, which averaged 0.15 percent during the year. Periodically, the Company had other borrowings under notes payable to banks under which there were no outstanding balances at December 31, 2003 and 2002.

The foreign currency bank term loan represents a bank loan to Stepan Europe, denominated in euros, with an initial term of seven years starting in 2002. This loan is secured by assets in Europe, but is not guaranteed by the U.S. parent, and bears quarterly interest at 90-day EURIBOR plus 1.825 percent. Short-term foreign currency debt consists of uncommitted credit lines of the Company’s European subsidiaries.

The various loan agreements contain provisions, which, among others, require maintenance of certain financial ratios and place limitations on additional debt, investments and payment of dividends. Unrestricted retained earnings were $29,027,000 and $36,513,000 at December 31, 2003 and 2002, respectively. As of December 31, 2003, the Company would have been out of compliance with the interest coverage test under its U.S. loan agreements with pre-tax income as reported. As of March 8, 2004, the Company had obtained amendments, effective as of December 31, 2003, to its U.S. loan agreements and, as a result, was in compliance with all loan agreements, as amended, as of December 31, 2003.

Debt at December 31, 2003, matures as follows: $23,670,000 in 2004; $11,315,000 in 2005; $11,142,000 in 2006; $14,564,000 in 2007; $7,957,000 in 2008 and $47,026,000 after 2008.

The fair value of the Company’s fixed-rate debt, including current maturities, was estimated to be $90.4 million compared to a carrying value of $85.4 million as of December 31, 2003.

Net interest expense for the years ended December 31 is composed of the following:

(Dollars in thousands)	2003	2002	2001
Interest expense	$8,312	$7,869	$7,858
Interest income	(42)	(167)	(229)

	8,270	7,702	7,629
Capitalized interest	(209)	(314)	(461)

Interest expense, net	$8,061	$7,388	$7,168

6. Leased Properties

The Company leases certain property and equipment (primarily transportation equipment, buildings and computer equipment) under operating leases. Total rental expense was $3,883,000, $4,084,000, and $4,174,000 in 2003, 2002 and 2001, respectively.

Minimum future rental payments under operating leases with terms in excess of one year as of December 31, 2003, are:

(Dollars in thousands)	Year	Amount
	2004	$2,108
	2005	1,906
	2006	1,479
	2007	1,249
	2008	1,201
	Subsequent to 2008	4,432

	Total minimum future rental payments	$12,375

7. Income Taxes

The provisions for taxes on income and the related income before taxes are as follows:

(Dollars in thousands)	2003	2002	2001
Taxes on Income

Federal
Current	$2,329	$7,687	$9,036
Deferred	(3,633)	(1,574)	(2,596)
State
Current	343	1,228	1,393
Deferred	(893)	(443)	(344)
Foreign
Current	3,458	1,690	1,681
Deferred	(1,244)	1,551	556

Total	$360	$10,139	$9,726

Income before Taxes
Domestic	$(1,890)	$21,783	$21,277
Foreign	7,161	8,485	4,521

Total	$5,271	$30,268	$25,798

U.S. income taxes have not been provided on $44,726,000 of undistributed earnings of the Company’s foreign subsidiaries, or on the equity income of its foreign joint venture. In general, the Company reinvests earnings of foreign subsidiaries in their operations indefinitely. However, the Company will repatriate earnings from a subsidiary where excess cash has accumulated and it is advantageous for tax or foreign exchange reasons. Because of the probable availability of foreign tax credits, it is not practicable to estimate the amount, if any, of the deferred tax liability on earnings reinvested indefinitely.

The variations between the effective and statutory U.S. federal income tax rates are summarized as follows:

	2003		2002		2001
(Dollars in thousands)	Amount	%	Amount	%	Amount	%
Federal income tax provision at statutory tax rate	$1,845	35.0	$10,593	35.0	$9,029	35.0
State taxes on income less applicable federal tax benefit	(358)	(6.8)	510	1.7	682	2.6
Foreign income taxed at different rates	(292)	(5.5)	270	0.9	655	2.5
Effect of equity in foreign joint venture	(546)	(10.4)	(860)	(2.8)	(654)	(2.5)
Extraterritorial income exclusion	(114)	(2.2)	(451)	(1.5)	(52)	(0.2)
U.S. tax credits	(434)	(8.2)	(306)	(1.0)	(147)	(0.6)
Non-deductible expenses and other items, net	259	4.9	383	1.2	213	0.9

Total income tax provision	$360	6.8	$10,139	33.5	$9,726	37.7

At December 31, the tax effect of significant temporary differences representing deferred tax assets and liabilities is as follows:

(Dollars in thousands)	2003	2002
Deferred Tax Assets:
Pensions	$6,904	$6,226
State income tax accrual	452	1,094
Deferred revenue	690	1,083
Other accruals and reserves	2,686	3,656
Amortization of intangibles	318	459
Inventories	1,113	1,378
Legal and environmental accruals	8,309	7,374
Deferred compensation	7,618	7,491
Bad debt and rebate reserves	1,758	2,084
Subsidiaries net operating loss carryforwards	3,945	1,406
Other	102	1

Deferred Tax Assets	$33,895	$32,252

Deferred Tax Liabilities:
Depreciation	$(33,889)	$(40,167)
Safe harbor leases	(1,087)	(1,646)
Other	(1,652)	(1,248)

Deferred Tax Liabilities	$(36,628)	$(43,061)

Valuation Allowance	$(2,404)	$(1,406)

Net Deferred Tax Liabilities	$(5,137)	$(12,215)

Reconciliation to Consolidated Balance Sheet:
Current deferred tax assets	$8,077	$7,850
Non-current deferred tax assets (in other assets)	1,356	—
Non-current deferred tax liabilities	(14,570)	(20,065)

Net Deferred Tax Liabilities	$(5,137)	$(12,215)

As of December 31, 2003, the Company had foreign tax loss carryforwards of $10,635,000 and tax credit carryforwards of $135,000. The tax loss carryforwards have an indefinite carryforward period. The tax credit carryforwards expire in 2008.

The Company’s valuation allowance of $2,404,000 at December 31, 2003, was primarily attributable to the tax loss carryforward in Germany. It is the Company’s policy not to record a tax benefit for tax losses and tax credits where the full realization of the tax benefit is uncertain.

8. Stockholders’ Equity

The Company’s preferred stock is convertible at the option of the holder at any time (unless previously redeemed) into shares of common stock at a conversion of 1.14175 shares of common stock for each share of preferred stock. Dividends on preferred stock accrue at a rate of $1.375 per share per annum, which are cumulative from the date of original issue. The Company may not declare and pay any dividend or make any distribution of assets (other than dividends or other distribution payable in shares of common stock) or redeem, purchase or otherwise acquire, shares of common stock, unless all accumulated and unpaid preferred dividends have been paid or are contemporaneously declared and paid. The preferred stock is subject to optional redemption by the Company, in whole or in part, at any time, at a redemption price of $25 per share plus accrued and unpaid dividends thereon to the date fixed for redemption. Preferred stock is entitled to 1.14175 votes per share on all matters submitted to stockholders for action and votes together with the common stock as a single class, except as otherwise provided by law or the Certificate of Incorporation of the Company. There is no mandatory redemption or sinking fund obligation with respect to the preferred stock.

At December 31, 2003 and 2002, treasury stock consisted of 966,671 and 861,476 shares of common stock, respectively.

9. Stock Option Plans

The Company has two fixed stock option plans: the 1992 Plan and the 2000 Plan. The 1992 Plan extends participation to directors who are not employees of the Company. It authorizes the award of up to 1,600,000 shares of the Company’s common stock for stock options (“options”) and stock appreciation rights (“SAR”). SARs entitle the employee to receive an amount equal to the difference between the fair market value of a share of common stock at the time the SAR is exercised and the exercise price specified at the time the SAR is granted. No further grants may be made under the 1992 Plan. The 2000 Plan, which also extends participation to non-employee directors, authorizes the award of 1,000,000 shares of the Company’s common stock for options, SAR and stock awards. No grants may be made under 2000 Plan after December 31, 2009. A stock award is a grant of shares of stock to an employee, the earnings vesting or distribution of which is subject to certain conditions established by the Compensation and Development Committee of the Board of Directors. Options are granted at the market price on the date of grant. An option may not be exercised within two years from the date of grant and no option will be exercisable after 10 years from the date granted.

A summary of the status of the Company’s stock option plans at December 31, 2003, 2002 and 2001, and changes during the years then ended is presented as follows:

	2003 Shares	Weighted- Average Exercise Price	2002 Shares	Weighted- Average Exercise Price	2001 Shares	Weighted- Average Exercise Price
Options outstanding, beginning of year	1,388,798	$21.55	1,258,708	$20.93	1,502,899	$20.49
Options exercised	(157,427)	14.33	(137,501)	18.89	(192,650)	16.35
Options canceled/lapsed	(12,916)	30.97	(61,492)	27.49	(78,171)	24.48
Options granted	22,619	24.32	329,083	23.89	26,630	23.30

Options outstanding, end of year	1,241,074	22.41	1,388,798	21.55	1,258,708	20.93

Option price range at end of year	$ 14.000-30.969		$14.000-30.969		$ 14.000-30.969
Option price range for exercised shares	$ 14.000-21.75		$ 14.000-24.969		$ 12.563-19.750
Options available for grant at end of year	625,349		635,052		912,616
Options exercisable	906,130		1,049,843		876,858

A summary of stock options outstanding at December 31, 2003, is as follows:

		Options Outstanding		Options Exercisable
Range of Exercise Price	Number Outstanding at 12/31/03	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at 12/31/03	Weighted- Average Exercise Price
$14.000	104,666	0.33	$14.00	104,666	$14.00
$19.250-$21.750	566,440	4.77	20.79	566,440	20.79
$23.145-$30.969	569,968	6.83	25.75	235,024	27.91

	1,241,074	5.34	$22.41	906,130	$21.85

10. Pension Plans

The Company has funded non-contributory defined benefit plans covering substantially all U.S. employees and two unfunded non-qualified defined benefit pension plans (a supplemental executive plan and an outside directors plan). There is also a defined benefit plan for the Company’s United Kingdom subsidiary. The benefits under these plans are based primarily on years of service and compensation levels. The Company funds the qualified pension plans up to the maximum amount deductible for income tax purposes. The Company uses a December 31 measurement date for its plans.

Obligations and Funded Status at December 31

	United States		United Kingdom
(Dollars in thousands)	2003	2002	2003	2002
Change in benefit obligation
Benefit obligation at beginning of year	$81,170	$66,900	$9,369	$7,413
Service cost	3,071	2,580	403	470
Interest cost	5,296	4,852	512	435
Plan amendments	251	—	—	—
Plan participant contributions	—	—	222	66
Actuarial loss	8,109	9,241	771	209
Benefits paid	(2,734)	(2,451)	(245)	(86)
Special termination benefits	—	48	—	—
Foreign exchange impact	—	—	1,184	862

Benefit obligation at end of year	$95,163	$81,170	$12,216	$9,369

	United States		United Kingdom
(Dollars in thousands)	2003	2002	2003	2002
Change in plan assets
Fair value of plan assets at beginning of year	$54,160	$63,319	$6,294	$6,670
Actual return on plan assets	9,638	(7,212)	816	(943)
Employer contributions	3,809	504	272	—
Plan participant contributions	—	—	222	21
Benefits paid	(2,734)	(2,451)	(245)	(86)
Foreign exchange impact	—	—	791	632

Fair value of plan assets at end of year	$64,873	$54,160	$8,150	$6,294

Funded status	$(30,290)	$(27,010)	$(4,066)	$(3,075)
Unrecognized net actuarial loss (gain)	33,716	29,091	2,429	2,850
Unrecognized prior service cost	1,622	1,719	—	—

Net amount recognized	$5,048	$3,800	$(1,637)	$(225)

The amounts recognized in the Consolidated Balance Sheets at December 31, consist of

	United States		United Kingdom
(Dollars in thousands)	2003	2002	2003	2002
Accrued benefit cost	$(18,213)	$(16,649)	$(3,057)	$(225)
Intangible asset	1,785	1,898	—	—
Accumulated other comprehensive income	21,476	18,551	1,420	—

Net amount recognized	$5,048	$3,800	$(1,637)	$(225)

Below is information for pension plans with an accumulated benefit obligation in excess of plan assets at December 31:

	United States		United Kingdom
(Dollars in thousands)	2003	2002	2003	2002
Projected benefit obligation	$95,163	$81,170	$12,216	$9,369
Accumulated benefit obligation	83,086	70,809	11,207	8,637
Fair value of plan assets	64,873	54,160	8,150	6,294

Components of Net Periodic Benefit Cost

	United States			United Kingdom
(Dollars in thousands)	2003	2002	2001	2003	2002
Service cost	$3,071	$2,580	$2,273	$403	$470
Interest cost	5,296	4,852	4,434	512	435
Expected return on plan assets	(6,300)	(6,445)	(6,233)	(440)	(522)
Amortization of prior service cost	348	454	475	—	—
Amortization of net (gain) loss	145	18	(418)	46	—

Net periodic benefit cost	$2,560	$1,459	$531	$521	$383

Additional Information

	United States		United Kingdom
(Dollars in thousands)	2003	2002	2003	2002
Increase in minimum liability included in other comprehensive income	$2,925	$16,972	$1,420	—

Assumptions

Weighted-average assumptions used to determine benefit obligation at December 31

	United States		United Kingdom
	2003	2002	2003	2002
Discount rate	6.00%	6.50%	5.40%	5.40%
Rate of compensation increase	4.00% - 6.00%	4.00% - 6.00%	4.70%	4.20%

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31

	United States			United Kingdom
	2003	2002	2001	2003	2002
Discount rate	6.50%	7.25%	7.50%	5.40%	5.70%
Expected long-term return on plan assets	8.50%	8.50%	8.50%	6.70%	7.60%
Rate of compensation increase	4.00% - 6.00%	4.00% - 6.00%	4.00% - 6.00%	4.20%	4.70%

Investment Strategies and Policies – U.S. Plans

Plan assets are invested using active investment strategies, as compared to passive or index investing. An investment consulting firm hires and monitors multiple investment management firms for each asset category. Managers within each asset category cover a range of investment styles and approaches and are combined in a way that controls for capitalization and style biases (for equities), and interest rate risk (for fixed income, or bonds) versus benchmark indexes, while focusing primarily on stock and bond selection to improve returns.

Risk is controlled through diversification among multiple asset categories, managers, styles, and securities. Risk is further controlled both at the manager and asset category level by assigning targets for risk versus investment returns. The investment consultant monitors and evaluates performance by the managers against these targets.

Allowable investment categories include:

Equities: Common stocks of large, medium, and small companies, which are primarily U.S. based and may also include non-U.S. companies.

Fixed Income (Debt): Bonds or notes issued or guaranteed by the U.S. government, and to a lesser extent, by non-U.S. governments, or by their agencies or branches, mortgage backed securities, including collateralized mortgage obligations, corporate bonds and dollar-denominated debt securities issued in the U.S. by non-U.S. banks and corporations. Up to 25 percent of the fixed income assets may be in debt securities that are below investment grade.

Employer Securities: The retirement Plans also hold shares of the Company’s common and preferred stock, which are purchased or sold by the trustee from time to time, as directed by the Plan Committee. The Plans did not purchase or sell employer securities during 2003.

In addition to these primary investment types, excess cash may be invested in futures in order to efficiently achieve more fully invested portfolio positions. Otherwise, a small number of investment managers make limited use of derivatives, including futures contracts, options on futures and interest rate swaps in place of direct investment in securities to efficiently achieve equivalent market positions. Derivatives are not used to leverage portfolios.

Plan Assets - U.S. Plans

The Company’s asset allocations for its U.S. pension plans at December 31, 2003 and 2002, by asset category were as follows:

Plan Assets At December 31
	2003	2002
Asset Category
Equity securities	76%	72%
Fixed income (debt) securities	24%	28%

Total	100%	100%

Equity securities include the Company’s common stock in the amounts of $10,659,000 (16 percent of total plan assets) and $10,468,000 (19 percent of total plan assets) at December 31, 2003 and 2002, respectively.

Long-term Rate of Return for Plan Assets - U.S. Plans

The overall expected long-term rate of return on assets of 8.5 percent is based on the asset allocation for Plan assets, capital markets forecasts and expected results of active investment management. For fixed income, the expected return is based on a long-term risk-free return assumed to be six percent for U.S. government securities, plus an additional 0.5 percent reflecting the risk premium for corporate bonds in the portfolio, for an overall average return of 6.5 percent. For equities, a three percent premium is added to the six percent risk-free rate for an expected return of nine percent.

The overall investment return forecast reflects the expected mix of asset categories and the long-term returns expected for each asset category.

Cash Flows - U.S. Plans

The Company expects to contribute approximately $3,841,000 to its funded U.S. qualified pension plans in 2004. If pension funding relief legislation were enacted as proposed by the U.S. Congress, the contribution would be $1,574,000. The Company also expects to pay $117,000 in 2004 related to its unfunded non-qualified pension plans.

11. Accrued Liabilities

Accrued liabilities consists of:

	December 31
(Dollars in thousands)	2003	2002
Accrued payroll and benefits	$15,753	$19,308
Accrued customer discounts	6,443	8,344
Other accrued liabilities	12,960	12,462

Total accrued liabilities	$35,156	$40,114

12. Other Non-Current Liabilities

Other non-current liabilities consists of:

	December 31
(Dollars in thousands)	2003	2002
Deferred revenue	$1,654	$2,109
Environmental and legal matters	18,606	14,091
Deferred compensation liability	19,417	16,583
Pension liability	20,903	16,528
Other non-current liabilities	2,057	2,141

Total other non-current liabilities	$62,637	$51,452

13. Contingencies

There are a variety of legal proceedings pending or threatened against the Company. Some of these proceedings may result in fines, penalties, judgments or costs being assessed against the Company at some future time. The Company’s operations are subject to extensive local, state and federal regulations, including the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) and the Superfund amendments of 1986 (“Superfund”). The Company has been named by the government as a potential responsible party at 18 waste disposal sites where clean up costs have been or may be incurred under CERCLA and similar state statues. In addition, damages are being claimed against the Company in general liability actions for alleged personal injury or property damage in the case of some disposal and plant sites. The Company believes that it has made adequate provisions for the costs it may incur with respect to these sites.

After partial remediation payments at certain sites, the Company has estimated a range of possible environmental and legal losses from $9.5 million to $40.4 million at December 31, 2003, compared to $7.5 million to $35.1 million at December 31, 2002. At December 31, 2003, the Company’s best estimate of the reserve for such losses was $19.6 million for legal and environmental matters compared to $17.6 million at December 31, 2002. The Company made payments of $2.7 million in 2003 and $3.0 million in 2002 related to legal costs, settlements and costs related to remedial design studies at various sites.

For certain sites, estimates cannot be made of the total costs of compliance, or the Company’s share of such costs; accordingly, the Company is unable to predict the effect thereof on future results of operations. In the event of one or more adverse determinations in any annual or interim period, the impact on the Company’s financial position, cash flows and results of operations for those periods could be material. However, based upon the Company’s present belief as to its relative involvement at these sites, other viable entities’ responsibilities for cleanup, and the extended period over which any costs would be incurred, the Company believes that these matters will not have a material effect on the Company’s financial position. A summary of the proceedings related to certain environmental sites and legal contingencies follows:

Maywood, New Jersey, Site

The Company’s site in Maywood, New Jersey and property formerly owned by the Company adjacent to its current site, were listed on the National Priorities List in September 1993 pursuant to the provisions of CERCLA because of certain alleged chemical contamination. Pursuant to an Administrative Order on Consent entered into between the United States Environmental Protection Agency (USEPA) and the Company for property formerly owned by the Company, and the issuance of an order by USEPA to the Company for property currently owned by the Company, the Company completed a Remedial Investigation Feasibility Study (RI/FS) in 1994. The Company submitted the Draft Final FS for Soil and Source Areas (Operable Unit 1) in September 2002. In addition, the Company submitted the Draft Final FS for Groundwater (Operable Unit 2) in June 2003. Discussions between USEPA and the Company regarding remediation alternatives are continuing. The Company is awaiting the issuance of a Record of Decision (ROD) from USEPA relating to the currently owned and formerly owned Company property and the proposed remediation. The final ROD will be issued sometime after a public comment period.

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

The Company believes it has adequate reserves for claims associated with the Maywood site, and has recorded a liability for the estimated probable costs it expects to incur at the site related to remediation of chemical contamination. However, depending on the results of the ongoing discussions regarding the Maywood site, particularly radiological remediation, the final cost of the remediation could differ from the current estimates.

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

Regarding the D’Imperio Superfund Site, USEPA has indicated it will seek penalty claims against the Company based on the Company’s alleged noncompliance with the modified Unilateral Administrative Order. The Company recently entered into a Consent Decree with USEPA, which resolves all claims asserted against the Company for the alleged noncompliance with the Order. Following the requisite notice and comment period, the Company expects the Consent Decree to be entered by the court in 2004. The $65,000 payment due under the Consent Decree will not have a material impact on the financial position, results of operations or cash flow of the Company. In addition, the Company also received notice from the New Jersey Department of Environmental Protection (NJDEP) dated March 21, 2001, that NJDEP has indicated it will pursue cost recovery against the alleged responsible parties, including the Company. The NJDEP’s claims include costs related to remediation of the D’Imperio Superfund Site in the amount of $434,406 and alleged natural resource damages in the amount of $529,584 (as of November 3, 2000). The NJDEP settled such claims against the alleged responsible parties, resulting in the Company paying its portion of $83,061 in July 2002. This payment is subject to reallocation after the allocation phase of the above-identified trial, if any, and did not have a material impact on the financial position, results of operations or cash flows of the Company. On November 6, 2003, the USEPA issued a Unilateral Administrative Order directed to all PRPs to perform the remedial design and implement the amended remedial action described in the Agency’s ROD Amendment.

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

Liquid Dynamics Site

The Company received a General Notice of Potential Liability letter from the USEPA dated October 18, 2002, regarding the Liquid Dynamics Site located in Chicago, Illinois. The Company submitted a response to USEPA on November 5, 2002, stating that it is interested in negotiating a resolution of its potential responsibility at this site. In addition, the Company recently joined the PRP group. Based on the fact that the Company believes it is de minimis at this site, the Company believes that a resolution of its liability at this site will not have a material impact on its financial position, results of operations or cash flows of the Company.

Wilmington Site

The Company has received two Requests for Information from the Commonwealth of Massachusetts Department of Environmental Protection relating to the Company’s formerly-owned site at 51 Eames Street, Wilmington, Massachusetts, the most recent of which was in October 2002. The Company’s response to this latest request was filed in December 2002. Remediation at this site is being managed by its current owner to whom the Company sold the property in 1980. The Company subsequently entered into an agreement with the current owner whereby the Company is obligated to contribute to the response costs associated with this site once total site remediation costs exceed certain levels. In July 2003, the Company received a notice that contribution levels had been reached and a demand for payment from the current owner as to the Company’s outstanding share of environmental response costs incurred to-date ($0.9 million) and due under the terms of the agreement. Under the agreement, the Company is obligated to contribute up to five percent of future response costs associated with this site with no limitation on the ultimate amount of contributions. The Company has recorded a reserve of $1.5 million for current and future claims associated with this site under the agreement. However, depending on the ultimate cost of the remediation at this site, the amount for which the Company is liable could differ from the current estimates.

Martin Aaron Site

The Company received a Section 104(e) Request for Information from USEPA dated June 2, 2003, regarding the Martin Aaron Site located in Camden, New Jersey. The Company’s response was submitted on August 11, 2003. The Company is currently investigating this matter and therefore, cannot predict what its liability, if any, will be for this site.

Wells G & H Superfund Site

The Company received a Section 104(e) Request for Information from USEPA dated December 15, 2003, regarding the Wells G & H Superfund Site located in Woburn, Massachusetts. The Company’s response to this request is due on February 20, 2004. The Company is currently investigating this matter and therefore, cannot predict what its liability, if any, will be for this site.

Other

The Company performs ongoing ground water monitoring at a number of its plant sites. Recent results of such monitoring indicated that future remediation may be required at one of the Company’s sites. Although there has been no enforcement order, the Company is in the process of preparing a remediation plan that will be submitted to the appropriate governmental agency. The Company believes it has adequate reserves for the remediation of this site.

14. Severance Cost

Severance pay and outplacement costs associated with a reduction in force of 26 people are estimated to be $986,000, of which $929,000 was recognized in administrative expenses in the final quarter of 2003. The remaining charges will be recognized in the first quarter of 2004. Payments of $113,000 were made in the fourth quarter of 2003.

15. Segment Reporting

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

Segment data for the three years ended December 31, 2003, 2002 and 2001, was as follows:

(Dollars in thousands)	Surfactants	Polymers	Specialty Products	Segment Totals
2003
Net sales	$620,096	$139,785	$24,974	$784,855
Operating income	24,448	17,230	5,664	47,342
Assets	345,821	54,162	17,224	417,207
Capital expenditures	20,523	10,395	527	31,445
Depreciation and amortization expenses	31,456	5,622	1,758	38,836

2002
Net sales	$599,436	$124,332	$24,771	$748,539
Operating income	44,001	17,996	7,276	69,273
Assets	326,164	48,383	18,871	393,418
Capital expenditures	20,416	6,611	1,577	28,604
Depreciation and amortization expenses	30,461	5,500	1,411	37,372

2001
Net sales	$558,927	$127,722	$24,868	$711,517
Operating income	35,168	17,264	7,807	60,239
Assets	337,880	43,427	17,724	399,031
Capital expenditures	22,408	2,529	1,689	26,626
Depreciation and amortization expenses	30,472	5,656	1,290	37,418

Below are reconciliations of segment data to the accompanying consolidated financial statements:

(Dollars in thousands)	2003	2002	2001
Operating income - segment totals	$47,342	$69,273	$60,239
Unallocated corporate expenses	(37,546)	(35,343)	(29,155)
Interest expense	(8,061)	(7,388)	(7,168)
Income from equity in joint venture	2,170	3,577	1,869
Other, net	1,366	149	13

Consolidated income before income taxes	$5,271	$30,268	$25,798

Assets - segment totals	$417,207	$393,418	$399,031
Unallocated corporate assets	47,010	46,249	39,724

Consolidated assets	$464,217	$439,667	$438,755

Capital expenditures - segment totals	$31,445	$28,604	$26,626
Unallocated corporate expenditures	1,427	7,531	7,388

Consolidated capital expenditures	$32,872	$36,135	$34,014

Depreciation and amortization expenses – segment totals	$38,836	$37,372	$37,418
Unallocated corporate depreciation expenses	2,590	2,745	2,554

Consolidated depreciation and amortization expenses	$41,426	$40,117	$39,972

Unallocated corporate expenses include corporate administrative and corporate manufacturing expenses, which are not included in segment operating income and not used to evaluate segment performance. Unallocated corporate assets include items such as deferred tax asset, prepaid pension asset, joint venture investment, long term investments, corporate fixed assets and the LIFO inventory reserve, which are not allocated to segments.

Company-wide geographic data for the years ended December 31, 2003, 2002 and 2001, is as follows (net sales attributed to countries based on selling location):

(Dollars in thousands)	2003	2002	2001
Net sales
United States	$546,741	$546,647	$550,208
France	85,860	66,185	59,475
United Kingdom	61,085	46,920	14,706
All other countries	91,169	88,787	87,128

Total	$784,855	$748,539	$711,517

Long-lived assets
United States	$143,895	$159,880	$172,090
Germany	15,512	5,923	2,283
United Kingdom	27,641	24,398	17,847
All other countries	23,617	20,849	19,213

Total	$210,665	$211,050	$211,433

16. Earnings Per Share

Below is the computation of basic and diluted earnings per share for the years ended December 31, 2003, 2002 and 2001:

(In thousands, except per share amounts)	2003	2002	2001
Computation of Basic Earnings per Share
Net income	$4,911	$20,129	$16,072
Deduct dividends on preferred stock	800	802	802

Income applicable to common stock	$4,111	$19,327	$15,270

Weighted-average number of shares outstanding	8,889	8,861	8,837

Basic earnings per share	$0.46	$2.18	$1.73

Computation of Diluted Earnings per Share
Net income	$4,911	$20,129	$16,072
Deduct dividends on preferred stock	800	—	—

Income applicable to common stock*	$4,111	$20,129	$16,072

Weighted-average number of shares outstanding	8,889	8,861	8,837
Add net shares from assumed exercise of options (under treasury stock method)	197	275	218
Add weighted-average shares from assumed conversion of convertible preferred stock*	—	666	666

Shares applicable to diluted earnings	9,086	9,802	9,721

Diluted earnings per share	$0.45	$2.05	$1.65

*	The assumed conversion of convertible preferred stock is antidilutive for the twelve months ended December 31, 2003, and accordingly, is excluded from the diluted earnings per share calculations.

17. Asset Impairment

In the fourth quarter of 2003, the Company recorded a $1,436,000 asset impairment loss. The loss was primarily for neutralizing equipment located at the Company’s Millsdale (Joliet), Illinois plant that was specifically used to manufacture a high viscosity product that will no longer be manufactured at that site. No alternative use was found for the equipment and the Company determined that the asset would generate no future cash. As a result, the book value of the asset was written off. The impairment loss was recorded in cost of sales for the surfactants segment.

Selected Quarterly Financial Data

(Dollars in thousands, except per share data)

Unaudited

	2003
Quarter	First	Second	Third	Fourth	Year
Net Sales	$187,080	$200,429	$196,066	$201,280	$784,855
Gross Profit	25,106	30,181	26,893	21,559	103,739
Interest, net	(2,184)	(2,035)	(2,034)	(1,808)	(8,061)
Pre-tax Income/(Loss)	3,440	7,159	1,765	(7,093)	5,271
Net Income/(Loss)	2,288	4,760	1,298	(3,435)	4,911
Net Income/(Loss) per Diluted Share	0.23	0.49	0.12	(0.41)	0.45

	2002
Quarter	First	Second	Third	Fourth	Year
Net Sales	$181,156	$188,795	$193,344	$185,244	$748,539
Gross Profit	28,987	35,360	31,476	26,703	122,526
Interest, net	(1,826)	(1,743)	(1,779)	(2,040)	(7,388)
Pre-tax Income	6,146	12,794	8,293	3,035	30,268
Net Income	3,810	8,217	5,675	2,427	20,129
Net Income per Diluted Share	0.39	0.84	0.58	0.25	2.05

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

See Accounting and Auditing Matters Section of the Proxy Statement dated March 30, 2004, which is incorporated by reference herein.

Item 9A. Controls and Procedures

a.	Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures as of the end of the most recent fiscal quarter covered by this Form 10-K, our Chief Executive Officer and our acting Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) are effective.

b.	Changes in Internal Control Over Financial Reporting

The Company completed its implementation of an ERP system at its UK subsidiary in the fourth quarter of 2003. The implementation was part of a Company-wide initiative to replace its many stand-alone legacy computer systems with a more efficient fully integrated global system. As a matter of course in such implementations, certain internal controls surrounding the inputting, processing and accessing of information ultimately used in financial reporting were changed. The ERP system implemented in the UK was previously successfully implemented by the Company in the U.S., Canada and Mexico.

Other than the foregoing, there were no significant changes in internal controls that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

(a)	Directors

See Company’s Proxy Statement dated March 30, 2004, for Directors of the Registrant, which is incorporated by reference herein.

(b)	Executive Officers

See Executive Officers of the Registrant in Part I above.

(c)	Audit Committee Finance Expert

See Company’s Proxy Statement dated March 30, 2004, which is incorporated by reference herein.

(d)	Code of Ethics

See Company’s Proxy Statement dated March 30, 2004, which is incorporated by reference herein.

Item 11. Executive Compensation

See Company’s Proxy Statement dated March 30, 2004, for Compensation of Executive Officers and Directors, which is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

See Company’s Proxy Statement dated March 30, 2004, for Principal Stockholders, which is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions

None

Item 14. Principal Accountant Fees and Services

See Company’s Proxy Statement dated March 30, 2004, for Accounting and Auditing Matters, which is incorporated by reference herein.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	Financial Statements

See Item 8 for the Consolidated Financial Statements and supplementary data included in this Form 10-K.

(b)	Reports on Form 8-K

Form 8-K, which was filed on January 16, 2004 included a press release, which provided certain information with respect to the Company’s expected financial results for the fourth quarter ended December 31, 2003.

Form 8-K, which was filed on February 11, 2004 included a press release, which provided certain information with respect to the Company’s financial results for the fourth quarter and the year ended December 31, 2003.

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

March 15, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ F. Quinn Stepan F. Quinn Stepan	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2004

/s/ F. Quinn Stepan, Jr. F. Quinn Stepan, Jr.	President, Chief Operating Officer and Director	March 15, 2004

/s/ James E. Hurlbutt James E. Hurlbutt	Vice President and Corporate Controller (Principal Accounting Officer)	March 15, 2004

/s/ Edward J. Wehmer Edward J. Wehmer	Director	March 15, 2004

/s/ Thomas F. Grojean Thomas F. Grojean	Director	March 15, 2004

/s/ Paul H. Stepan Paul H. Stepan	Director	March 15, 2004

/s/ Robert D. Cadieux Robert D. Cadieux	Director	March 15, 2004

/s/ Robert G. Potter Robert G. Potter	Director	March 15, 2004

James E. Hurlbutt, pursuant to powers of attorney executed by each of the directors and officers listed above, does hereby execute this report on behalf of each of such directors and officers in the capacity in which the name of each appears above.

March 15, 2004	/s/ James E. Hurlbutt

SUPPLEMENTAL SCHEDULE TO CONSOLIDATED FINANCIAL STATEMENTS

FOR YEARS ENDED

DECEMBER 31, 2003, 2002 AND 2001

AS REQUIRED TO COMPLY WITH REGULATION S-X

Schedule II - Allowance for Doubtful Accounts:

Below is an analysis of the allowance for doubtful accounts for the three years ended December 31:

(In Thousands)	2003	2002	2001
Balance, Beginning of Year	$2,696	$2,272	$3,154
Provision/(Benefit) charged to income	335	583	(156)
Accounts written off, net of recoveries	(501)	(159)	(726)

Balance, End of Year	$2,530	$2,696	$2,272

Certain supplemental schedules are not submitted because they are not applicable or not required, or because the required information is included in the financial statements or notes thereto.

EXHIBIT INDEX

Exhibit No.	Description
(3)a	Copy of the Certificate of Incorporation, and the Certificates of Amendment of Certificate of Incorporation, dated May 6, 1968, April 20, 1972, April 16, 1973, December 2, 1983. Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1983, and incorporated herein by reference.

(3)a(1)	Copy of Certificate of Amendment of Certificate of Incorporation, dated May 24, 1999. (Note 13)

(3)b	Copy of the Bylaws of the Company as through February 15, 1999. (Note 14)

(3)c	Copy of Certificate of Amendment, dated April 28, 1993, to Article IV of Certificate of Incorporation. (Note 7)

(3)d	Copy of Certificate of Amendment, dated May 5, 1987, to Article X of Certificate of Incorporation. (Note 1)

(4)h	Copy of Loan Agreement, dated June 15, 1995, with Aid Association for Lutherans, the Northwestern Mutual Life Insurance Company and The Mutual Life Insurance Company of New York. (Note 10)

(4)h(1)	Copy of Amended and Restated Note Agreement dated as of December 1, 2002, regarding 7.69% Amended and Restated Senior Notes, Series A, due June 30, 2005 and 7.77% Amended and Restated Senior Notes, Series B, due June 30, 2010 (amending Loan Agreement dated June 15, 1995, with Aid Association for Lutherans, the Northwestern Mutual Life Insurance Company and The Mutual Life Insurance Company of New York). (Note 19)

(4)i	Copy of Revolving Credit and Term Loan Agreement, dated February 20, 1990, with The First National Bank of Chicago and the amendment, dated March 21, 1990. (Note 3)

(4)m	Copy of Second Amendment, dated September 20, 1991, amending Revolving Credit and Term Loan Agreement, dated February 20, 1990 (see (4)i above). (Note 4)

(4)m(1)	Copy of Third Amendment, dated December 29, 1992, amending Revolving Credit and Term Loan Agreement, dated February 20, 1990 (see (4)i and (4)m above). (Note 8)

(4)m(2)	Copy of Fourth Amendment, dated May 31, 1994, amending Revolving Credit and Term Loan Agreement, dated February 20, 1990 (see (4)i, (4)m and (4)m(1) above). (Note 9)

(4)n(1)	Copy of Certificate of Designation, Preferences and Rights of the 5 1/2% Convertible Preferred Stock, without Par Value and the Amended Certificate, dated August 12, 1992 and April 28, 1993. (Note 7)

(4)n(2)	Copy of Issuer Tender Offer Statement on Schedule 13E-4, dated August 13, 1992. (Note 6)

(4)n(3)	Copy of Amendment No. 1 to Schedule 13E-4 (see also (4)n(2) above), dated September 23, 1992. (Note 6)

(4)n(4)	Copy of the Company’s Form 8-A, dated August 13, 1992. (Note 6)

(4)o	Copy of Revolving Credit and Term Loan Agreement, dated January 9, 1998, with The First National Bank of Chicago. (Note 11)

(4)o(1)	Copy of Certificate of Amendment, dated March 12, 1999, amending Revolving Credit and Term Loan Agreement, dated January 9, 1998. (Note 12)

(4)p	Copy of Term Loan Agreement, dated October 1, 1998, with The Northwestern Mutual Life Insurance Company and Connecticut General Life Insurance Company. (Note 14)

(4)p(1)	Copy of Amended and Restated Note Agreement dated as of December 1, 2002, regarding 6.59% Amended and Restated Senior Notes, due October 1, 2013 (amending Term Loan Agreement dated October 1, 1998, with The Northwestern Mutual Life Insurance Company and Connecticut General Life Insurance Company). (Note 19)

4(q)	Copy of Amended and Restated Note Agreement dated as of December 1, 2002, regarding 7.22% Amended and Restated Senior Notes, Series A, due April 1, 2008 and 7.22% Amended and Restated Senior Notes, Series B, due August 1, 2008 with Thrivent Financial For Lutherans, The Northwestern Mutual Life Insurance Company and MONY Life Insurance Company. (Note 19)

(4)r	Copy of Revolving Credit Agreement, dated May 3, 2002, with Bank One, NA (as agent bank). (Note 17)

(4)r(1)	Copy of Amendment No. 1 to Revolving Credit Agreement, dated March 8, 2004. (Note 20)

(4)s	Copy of Amended and Restated Note Agreement dated as of December 1, 2002, regarding 9.70% Amended and Restated Senior Notes, Series B, due April 1, 2006 with The Northwestern Mutual Life Insurance Company. (Note 19)

In accordance with 601(b)(4) (iii) of Regulation S-K, certain debt instruments are omitted, where the amount of securities authorized under such instruments does not exceed 10% of the total consolidated assets of the Registrant. Copies of such instruments will be furnished to the Commission upon request.

(4)t	Copy of First Amendment, dated as of February 27, 2004, to Amended 1993 Note Agreement, Amended 1995 Note Agreement, Amended 1998 Note Agreement and 2002 Note Purchase Agreement (Note 20)

(10)a	Description of the 1965 Directors Deferred Compensation Plan. (Note 2)

(10)b	Copy of the 1969 Management Incentive Compensation Plan as amended and restated as of January 1, 1992. (Note 5)

(10)d	Copy of the 1982 Stock Option Plan. (Note 2)

(10)e	Copy of Leveraged Employee Stock Ownership Plan. (Note 3)

(10)f	Copy of the Company’s 1992 Stock Option Plan. (Note 5)

(10)g	Copy of the Company’s 2000 Stock Option Plan. (Note 15)

(16)	Letter regarding change in certifying accountant (Note 16)

(18)	Letter re change in accounting principle for the year ended December 31, 1992. (Note 8)

(21)	Subsidiaries of Registrant at December 31, 2002.

(23)	Independent Auditors’ Consent.

(24)	Power of Attorney.

(31.1)	Certification of Chief Executive Officer

(31.2)	Certification of Vice President and Corporate Controller (Principal Accounting Officer)

(32)	Certification of Chief Executive Officer (Principal Executive Officer) and Vice President and Corporate Controller (Principal Accounting Officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(99.2)	Copy of Note Purchase Agreement, dated September 1, 2002, with The Northwestern Mutual Life Insurance Company, Thrivent Financial for Lutherans, Connecticut General Life Insurance Company and MONY Life Insurance Company (Note 18)

Notes To Exhibit Index

Note No.
1.	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1987, and incorporated herein by reference.

2.	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1988, and incorporated herein by reference.

3.	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference.

4.	Filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1991, and incorporated herein by reference.

5.	Filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1992, and incorporated herein by reference.

6.	Filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1992, and incorporated herein by reference.

7.	Filed with the Company’s Current Report on Form 8-K filed on April 28, 1993, and incorporated herein by reference.

8.	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

9.	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference.

10.	Filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, and incorporated herein by reference.

11.	Filed with the Company’s Annual report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference.

12.	Filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, and incorporated herein by reference.

13.	Filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and incorporated herein by reference.

14.	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.

15.	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.

16.	Filed with the Company’s Current Report on Form 8-K/A filed on May 16, 2002, and incorporated herein by reference.

17.	Filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, and incorporated herein by reference.

18.	Filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, and incorporated herein by reference.

19.	Filed with the Company’s Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.

20.	Filed with the Company’s Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.