Form 10-Q
period 2004-03-31
STEPAN CO
filed 2004-05-06
CIK 94049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2004
Common Stock, $1 par value	8,975,820

Part I FINANCIAL INFORMATION

Item 1 - Financial Statements

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three Months Ended March 31, 2004 and 2003

Unaudited

	Three Months Ended March 31
(Dollars in thousands, except per share amounts)	2004	2003

Net Sales	$221,387	$187,080
Cost of Sales	191,735	161,974

Gross Profit	29,652	25,106

Operating Expenses:
Marketing	7,394	6,628
Administrative	7,941	7,375
Research, development and technical services	6,314	6,215

	21,649	20,218

Operating Income	8,003	4,888

Other Income (Expenses):
Interest, net	(2,061)	(2,184)
Income from equity in joint venture	485	452
Other, net	(501)	284

	(2,077)	(1,448)

Income Before Provision for Income Taxes	5,926	3,440
Provision for Income Taxes	1,896	1,152

Net Income	$4,030	$2,288

Net Income Per Common Share (Note 6):
Basic	$0.43	$0.24

Diluted	$0.42	$0.23

Shares Used to Compute Net Income Per Common Share (Note 6):
Basic	8,943	8,882

Diluted	9,698	9,082

Dividends per Common Share	$0.1925	$0.1900

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2004 and December 31, 2003

Unaudited

(Dollars in thousands)	March 31, 2004	December 31, 2003
Assets
Current Assets:
Cash and cash equivalents	$3,188	$4,235
Receivables, net	149,044	113,353
Inventories (Note 3)	64,978	70,548
Deferred income taxes	8,090	8,077
Other current assets	8,027	8,247

Total current assets	233,327	204,460

Property, Plant and Equipment:
Cost	751,126	745,097
Less: accumulated depreciation	543,350	534,432

Property, plant and equipment, net	207,776	210,665

Goodwill, net (Note 9)	7,731	7,621

Other intangible assets, net (Note 9)	11,640	12,016

Other non-current assets	29,637	29,455

Total assets	$490,111	$464,217

Liabilities and Stockholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$16,430	$23,670
Accounts payable	87,060	74,113
Accrued liabilities	35,475	35,156

Total current liabilities	138,965	132,939

Deferred income taxes	15,449	14,570

Long-term debt, less current maturities	112,002	92,004

Other non-current liabilities	57,928	62,637

Stockholders’ Equity:
5 1/2% convertible preferred stock, cumulative, voting without par value; authorized 2,000,000 shares; issued 581,482 shares in 2004 and 582,082 shares in 2003	14,537	14,552
Common stock, $1 par value; authorized 30,000,000 shares; issued 9,925,205 shares in 2004 and 9,900,265 shares in 2003	9,925	9,900
Additional paid-in capital	22,653	22,277
Accumulated other comprehensive loss (Note 7)	(18,162)	(19,560)
Retained earnings (unrestricted approximately $31,506 in 2004 and $29,027 in 2003)	156,888	154,780
Less: Treasury stock, at cost 975,277 shares in 2004 and 966,671 in 2003	(20,074)	(19,882)

Stockholders’ equity	165,767	162,067

Total liabilities and stockholders’ equity	$490,111	$464,217

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2004 and 2003

Unaudited

(Dollars in thousands)	March 31, 2004	March 31, 2003
Cash Flows From Operating Activities
Net income	$4,030	$2,288
Depreciation and amortization	10,105	10,085
Recognition of deferred revenue	(111)	(115)
Deferred income taxes	866	(252)
Other non-cash items	(655)	(608)
Changes in assets and liabilities:
Receivables, net	(35,691)	(15,323)
Inventories	5,570	(3,748)
Accounts payable and other accrued liabilities	9,425	5,647
Pension liabilities	1,018	602
Environmental and legal liabilities	(798)	508
Other current assets	220	1,246

Net Cash Provided by (Used In) Operating Activities	(6,021)	330

Cash Flows From Investing Activities
Expenditures for property, plant and equipment	(6,236)	(8,744)
Other non-current assets	169	636

Net Cash Used in Investing Activities	(6,067)	(8,108)

Cash Flows From Financing Activities
Revolving debt and notes payable to banks, net	3,829	11,710
Other debt borrowings	9,842	29
Other debt repayments	(912)	(129)
Purchase of treasury stock, net	(192)	—
Dividends paid	(1,922)	(1,888)
Stock option exercises	385	69

Net Cash Provided by Financing Activities	11,030	9,791

Effect of Exchange Rate Changes on Cash	11	(372)

Net Increase (Decrease) in Cash and Cash Equivalents	(1,047)	1,641
Cash and Cash Equivalents at Beginning of Period	4,235	3,188

Cash and Cash Equivalents at End of Period	$3,188	$4,829

Supplemental Cash Flow Information:
Cash payments of interest	$1,741	$1,547

Cash payments of income taxes, net of refunds	$(8)	$(284)

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

Unaudited

1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements included herein have been prepared by the Stepan Company (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate and make the information presented not misleading. In the opinion of management all normal recurring adjustments necessary to present fairly the condensed consolidated financial position of the Company as of March 31, 2004, and the condensed consolidated results of operations and cash flows for the three months then ended have been included.

2.	STOCK-BASED COMPENSATION

Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no stock-based employee compensation cost is reflected in net income, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123.

	For the Three Months Ended March 31
(In thousands, except per share amounts)	2004	2003
Net income, as reported	$4,030	$2,288
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	157	146

Net income, pro forma	$3,873	$2,142

Earnings per share:
Basic - as reported	$0.43	$0.24

Basic - pro forma	$0.41	$0.22

Diluted - as reported	$0.42	$0.23

Diluted - pro forma	$0.40	$0.21

3.	INVENTORIES

Inventories comprised the following:

(Dollars in thousands)	March 31, 2004	December 31, 2003
Finished products	$40,606	$47,809
Raw materials	24,372	22,739

Total inventories	$64,978	$70,548

Inventories priced at last-in, first-out (LIFO) as of March 31, 2004 and December 31, 2003, amounted to 79 and 78 percent of total inventories, respectively. If the first-in, first-out (FIFO) inventory valuation method had been used for all inventories, inventory balances would have been approximately $9.4 million and $8.6 million higher than reported at March 31, 2004, and December 31, 2003, respectively.

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

After partial remediation payments at certain sites, the Company has estimated a range of possible environmental and legal losses from $8.6 million to $40.6 million at March 31, 2004. At March 31, 2004, the Company’s best estimate of the reserve for such losses was $18.8 million for legal and environmental matters compared to $19.6 million at December 31, 2003, the reduction being the result of a payment during the quarter.

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

Regarding the D’Imperio Superfund Site, USEPA previously indicated it would seek penalty claims against the Company based on the Company’s alleged noncompliance with the modified Unilateral Administrative Order (Order). The Company recently entered into a Consent Decree with USEPA, which resolves all claims asserted against the Company for the alleged noncompliance with the Order. Following the requisite notice and comment period, the Company expects the Consent Decree to be entered by the court in 2004. The $65,000 payment due under the Consent Decree will not have a material impact on the financial position, results of operations or cash flows of the Company. In addition, the Company received notice from the New Jersey Department of Environmental Protection (NJDEP) dated March 21, 2001, that NJDEP will pursue cost recovery against the alleged responsible parties, including the Company. The NJDEP’s claims include costs related to remediation of the D’Imperio Superfund Site in the amount of $434,406 and alleged natural resource damages in the amount of $529,584 (as of November 3, 2000). The NJDEP settled such claims against the alleged responsible parties, resulting in the Company paying its portion of $83,061 in July 2002. This payment is subject to reallocation after the allocation phase of the above-identified trial, if any, and did not have a material impact on the financial position, results of operations or cash flows of the Company. On November 6, 2003, USEPA issued a Unilateral Administrative Order directed to all PRPs to perform the remedial design and implement the amended remedial action described in the Agency’s ROD Amendment.

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

Wilmington Site

The Company has received two Requests for Information from the Commonwealth of Massachusetts Department of Environmental Protection relating to the Company’s formerly-owned site at 51 Eames Street, Wilmington, Massachusetts, the most recent of which was in October 2002. The Company’s response to the October 2002 request was filed in December 2002. Remediation at this site is being managed by its current owner to whom the Company sold the property in 1980. The Company subsequently entered into an agreement with the current owner whereby the Company is obligated to contribute to the response costs associated with this site once total site remediation costs exceed certain levels. In July 2003, the Company received a notice that contribution levels had been reached and a demand for payment from the current owner as to the Company’s outstanding share of environmental response costs incurred to-date ($0.9 million) is due under the terms of the agreement. The Company evaluated the current owner’s demand for payment and paid the current owner $0.9 million in 2004, of which $0.8 million was paid prior to March 31, 2004. Under the agreement, the Company is obligated to contribute up to five percent of future response costs associated with this site with no limitation on the ultimate amount of contributions. The Company has recorded a reserve of $0.7 million for current and future claims associated with this site. However, depending on the ultimate cost of the remediation at this site, the amount for which the Company is liable could differ from the current estimates. In addition, the Company and other prior owners entered into an agreement in April 2004 waiving certain statute of limitations defenses for claims which may be filed by the Town of Wilmington, MA, in connection with this site. While the Company has denied any liability for any such claims, the Company agreed to this waiver while the parties continue to discuss the resolution of any potential claim which may be filed.

Martin Aaron Site

The Company received a Section 104(e) Request for Information from USEPA dated June 2, 2003, regarding the Martin Aaron Site located in Camden, New Jersey. The Company’s response was submitted on August 11, 2003. The Company is currently investigating this matter and therefore, cannot predict what its liability, if any, will be for this site.

Wells G & H Superfund Site

The Company received a Section 104(e) Request for Information from USEPA dated December 15, 2003, regarding the Wells G & H Superfund Site located in Woburn, Massachusetts. The Company’s response was submitted on March 18, 2004. The Company continues to investigate this matter and therefore, cannot predict what its liability, if any, will be for this site.

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

5.	PENSION PLANS

Components of Net Periodic Benefit Cost

	Three Months Ended March 31
	United States		United Kingdom
(Dollars in thousands)	2004	2003	2004	2003
Service cost	$877	$787	$145	$101
Interest cost	1,426	1,357	169	128
Expected return on plan assets	(1,642)	(1,614)	(147)	(110)
Amortization of prior service cost	87	89	—	—
Amortization of net loss	324	37	13	11

Net periodic benefit cost	$1,072	$656	$180	$130

Employer Contributions

As disclosed in its financial statements for the year ended December 31, 2003, the Company expected to contribute $3,841,000 to its U.S. qualified pension plans and to pay $117,000 related to its unfunded non-qualified plans in 2004. In April 2004, pension relief legislation was signed into law; as a result, the Company now expects to contribute $1,574,000 to its U.S. qualified pension plans in 2004. The original estimate for the unfunded non-qualified is unchanged. As of March 31, 2004, no contributions had been made to the qualified plans and $54,000 had been paid related to the non-qualified plans.

6.	EARNINGS PER SHARE

Below is the computation of basic and diluted earnings per share for the three months ended March 31, 2004 and 2003.

	Three Months Ended March 31
(In thousands, except per share amounts)	2004	2003
Computation of Basic Earnings per Share
Net income	$4,030	$2,288
Deduct dividends on preferred stock	200	200

Income applicable to common stock	$3,830	$2,088

Weighted-average number of common shares outstanding	8,943	8,882

Basic earnings per share	$0.43	$0.24

Computation of Diluted Earnings per Share
Net income	$4,030	$2,288
Deduct dividends on preferred stock (a)	—	200

	$4,030	$2,088

Weighted-average number of common shares outstanding	8,943	8,882
Add net shares issuable from assumed exercise of options (under treasury stock method)	91	200
Add weighted-average shares issuable from assumed conversion of convertible preferred stock (a)	664	—

Shares applicable to diluted earnings	9,698	9,082

Diluted earnings per share	$0.42	$0.23

(a)	The assumed conversion of convertible preferred stock is antidilutive for the three months ended March 31, 2003, and, accordingly, is excluded from the diluted earnings per share calculation.

7.	COMPREHENSIVE INCOME

Comprehensive income includes net income and all other non-owner changes in equity that are not reported in net income. Below is the Company’s comprehensive income for the three months ended March 31, 2004 and 2003.

	Three Months Ended March 31
(Dollars in thousands)	2004	2003
Net income	$4,030	$2,288
Other comprehensive income:
Foreign currency translation gain	1,316	179
Unrealized gain/(loss) on securities	82	(85)

Comprehensive income	$5,428	$2,382

At March 31, 2004, the total accumulated other comprehensive loss of $18,162,000 consisted of $4,473,000 of foreign currency translation adjustments, $206,000 of unrealized gains on securities (net of income taxes of $138,000) and $13,895,000 of minimum pension liability adjustments (net of income taxes of $9,000,000). At December 31, 2003, the total accumulated other comprehensive loss of $19,560,000 included $5,789,000 of foreign currency translation adjustments, $124,000 of unrealized gains on securities (net of income taxes of $83,000) and $13,895,000 of minimum pension liability adjustments (net of income taxes of $9,000,000). Unrealized gains on securities relate entirely to investments held for the deferred compensation plans.

8.	SEGMENT REPORTING

The Company has three reportable segments: surfactants, polymers and specialty products. Financial results of the Company’s operating segments for the three months ended March 31, 2004 and 2003, are summarized below:

(Dollars in thousands)	Surfactants	Polymers	Specialty Products	Segment Totals
For the quarter ended March 31, 2004
Net sales	$176,001	$37,554	$7,832	$221,387
Operating income	8,353	3,837	2,730	14,920

For the quarter ended March 31, 2003
Net sales	$153,390	$27,998	$5,692	$187,080
Operating income	7,525	2,546	1,283	11,354

Below are reconciliations of segment operating income to consolidated income before income taxes:

	Three Months Ended March 31
(Dollars in thousands)	2004	2003
Operating income segment totals	$14,920	$11,354
Unallocated corporate expenses	(6,917)	(6,466)
Interest expense	(2,061)	(2,184)
Equity in earnings of joint venture	485	452
Other, net	(501)	284

Consolidated income before income taxes	$5,926	$3,440

Unallocated corporate expenses include corporate administrative and corporate manufacturing expenses, which are not included in segment operating income and not used to evaluate segment performance.

9.	GOODWILL AND OTHER INTANGIBLE ASSETS

The Company’s net carrying values of goodwill were $7,731,000 and $7,621,000 as of March 31, 2004 and December 31, 2003, respectively. The entire amount of goodwill relates to the surfactants’ reporting unit. The change in net carrying value resulted from the effects of currency translation.

The following table reflects the components of all other intangible assets, which have finite lives, as of March 31, 2004 and December 31, 2003.

	Gross Carrying Amount		Accumulated Amortization
(Dollars in thousands)	March 31, 2004	Dec. 31, 2003	March 31, 2004	Dec. 31, 2003
Other Intangible Assets:
Patents	$2,000	$2,000	$767	$733
Trademarks, customer lists, know-how	18,437	18,406	8,350	8,007
Non-compete agreements	2,319	2,310	1,999	1,960

Total	$22,756	$22,716	$11,116	$10,700

Aggregate amortization expenses for the quarters ended March 31, 2004 and March 31, 2003, were $389,000 and $374,000, respectively. Estimated amortization expense for identifiable intangibles assets, other than goodwill, for the current and each of the five succeeding fiscal years are as follows:

(Dollars in thousands)
For year ending 12/31/04	$1,639
For year ending 12/31/05	$1,624
For year ending 12/31/06	$1,461
For year ending 12/31/07	$1,461
For year ending 12/31/08	$1,457
For year ending 12/31/09	$1,370

10.	RECLASSIFICATIONS

Certain amounts in the 2003 financial statements have been reclassified to conform to the 2004 presentation.

Item 2 - Management’s Discussion and Analysis of Financial Conditions and Results of Operations

The following is management’s discussion and analysis of certain significant factors, which have affected the Company’s financial condition and results of operations during the interim period included in the accompanying condensed consolidated financial statements.

OVERVIEW

Management’s discussion and analysis should be read in conjunction with the ‘Overview’ section of management’s discussion and analysis included in the Company’s 2003 Form 10-K.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2004 and 2003

Summary

Net income for the first quarter of 2004 increased $1.7 million, or 76 percent, to $4.0 million, or $0.42 per diluted share, compared to $2.3 million, or $0.23 per diluted share, for the first quarter of 2003. Below is a summary discussion of the factors leading to the year-to-year improvement in profitability. A detailed discussion of first quarter 2004 segment operating performance follows the summary.

Consolidated net sales increased $34.3 million, or 18 percent, to $221.4 million for the first quarter of 2004 from $187.1 million for the first quarter of 2003. The effect of foreign currency translation, which reflected a year-to-year strengthening of the European euro, British pound sterling and Canadian dollar against the U.S. dollar, contributed $8.5 million of the increase in consolidated net sales. All three segments reported year-to-year increases in net sales dollars. Surfactants segment sales were up $22.6 million, or 15 percent, due to higher selling prices, favorable foreign currency translation, improved sales mix and increased sales volumes for foreign operations. Net sales for the polymers segment increased $9.6 million, or 34 percent, due primarily to higher sales volume and higher selling prices. The specialty products segment reported a $2.1 million, or 38 percent, increase in net sales due to higher sales volumes for all product lines.

Operating income was up $3.1 million, or 64 percent, to $8.0 million for the first quarter of 2004 from $4.9 million for the same quarter of 2003. Gross profit increased $4.5 million, or 18 percent, from year to year. All three segments reported gross profit increases over prior year results. Higher selling prices and sales volumes combined with a more favorable sales mix drove the improvement, although rising raw material costs continued to temper earnings. Operating expenses, which include marketing, administrative and research and development expenses, increased $1.4 million, or seven percent, to $21.6 million for the first three months of 2004 from $20.2 million for the same three months of 2003. Approximately half of the operating expense increase was due to the effect of foreign currency translation. Much of the remaining increase was attributable to higher domestic fringe benefit expense, primarily due to higher bonus and profit sharing expenses. Included in 2004 first quarter operating expenses was $0.8 million of income related to the Company’s deferred compensation plan compared to $0.9 million of income in the first quarter of 2003.

Interest expenses declined $0.1 million, or six percent, between years due to a higher proportion of bank debt, which carries lower interest rates than the Company’s long-term notes.

Other, net, was $0.5 million of expense in the first quarter of 2004 compared to $0.3 million of income in the first quarter of 2003. Foreign exchange losses accounted for the current quarter results compared to foreign exchange gains in the same quarter of last year.

Segment Results

(Dollars in thousands)	Surfactants	Polymers	Specialty Products	Segment Results	Corporate	Total
For the three months ended March 31, 2004
Net sales	$176,001	$37,554	$7,832	$221,387	—	$221,387
Operating income	8,353	3,837	2,730	14,920	(6,917)	8,003

For the three months ended March 31, 2003
Net sales	$153,390	$27,998	$5,692	$187,080	—	$187,080
Operating income	7,525	2,546	1,283	11,354	(6,466)	4,888

Surfactants

Surfactants net sales increased $22.6 million, or 15 percent, from year to year. Approximately $7.7 million of the increase was attributable to the favorable effects of foreign currency translation, due particularly to the strengthening euro, British pound sterling and Canadian dollar against the U.S. dollar. The current quarter also includes three months of Stepan UK financial results compared to two months of financial results for the prior year’s quarter as improvements resulting from the enterprise resource planning (ERP) system implementation for Stepan UK in the fourth quarter of 2003 allowed Stepan UK to report its quarterly results without a one-month lag. Excluding the effects of foreign currency translation and the additional month for Stepan UK, net surfactant sales increased $8.4 million. Foreign operations increased net sales $4.3 million on a 10 percent volume increase, primarily due to gains in France. Domestic net sales increased $4.1 million, or four percent, on sales volume that declined five percent. Second quarter 2003 price increases coupled with a change in sales mix more than compensated for the reduced sales volume and led to the rise in net sales. The decline in domestic sales volume was due principally to the loss of business from two large customers who brought previously outsourced production into internal production facilities. The effect of the lost business was mitigated by additional business with distributors, who serve a large diverse customer base, and by higher volumes of the Company’s fabric softener, agricultural chemical and emulsion polymerization product lines. The additional sales volume carries higher average selling prices than the business that was lost.

Surfactants operating income increased $0.8 million, or 11 percent, from year to year. Surfactants operating income included approximately $0.3 million related to the extra month of Stepan UK’s results in the first quarter of 2004. Gross profit increased $1.5 million, or eight percent, to $21.6 million for the first quarter of 2004 from $20.1 million for the first quarter of 2003. Excluding the effects of foreign currency translation and the additional month of Stepan

UK, surfactants gross profit increased $0.1 million, to $20.2 million. Domestic gross profit was up $0.7 million, or five percent, due to the previously noted selling price increases and sales mix change. Gross profit for foreign operations fell $0.6 million to $5.6 million for the first quarter of 2004 from $6.2 million for the first quarter of 2003. The drop in foreign operations gross profit reflected the effect of higher raw material costs. Operating expenses increased $0.7 million, or five percent, between quarters. Excluding the unfavorable effect of foreign currency translation, operating expenses increased just $0.1 million.

Polymers

Polymers net sales increased $9.6 million, or 34 percent, from year to year. An 18 percent increase in sales volume, higher prices, due primarily to partially passing raw material cost increases to customers and $0.8 million of favorable foreign currency translation on European sales all led to the increase in net sales. Within the polymers segment, polyurethane polyols net sales increased $4.3 million, or 26 percent, on sales volume that grew 13 percent due primarily to an increased share of the growing European laminate board market and to gaining additional domestic volume. Higher selling prices also contributed as the Company benefited in the 2004 quarter from the second quarter 2003 increase in selling prices, which passed a portion of raw material cost increases on to customers. Phthalic Anhydride’s (PA) net sales were up $4.0 million, or 50 percent, due to higher selling prices that reflected passing raw material cost increases on to customers and to sales volume that improved 22 percent. Increased demand drove the higher volume. Polyurethane systems net sales improved $1.3 million, or 38 percent, on sales volume that increased 45 percent due to the acquisition of a new customer during the second quarter of 2003.

Polymers 2004 first quarter operating income increased $1.3 million, or 51 percent, over 2003 first quarter operating income. Gross profit increased $1.2 million, or 23 percent, from year to year. Polyurethane polyols accounted for the increase in gross profit, as 2004 first quarter results were $1.3 million, or 43 percent, greater than results for the same quarter of the prior year. The 13 percent increase in sales volume and the benefit of internal production economics of the Company’s European polyurethane polyol plant, which commenced operations in July 2003, partially offset the effect of rising raw material costs and led to the gross profit growth. Gross profit for polyurethane systems grew $0.1 million, or 16 percent due to the impact higher sales volume, which was partially offset by rising raw material costs. Despite improved sales volume, gross profit for PA fell $0.2 million, or 10 percent, due to the effects of higher raw material costs. Polymer raw material price volatility is expected to continue in the near future as global demand for diethylene glycol and ozthoxylene is high and current supplier inventories are low. Polymer operating expenses declined $0.1 million from year to year.

Specialty Products

Net sales for the first quarter of 2004 were $7.8 million, a $2.1 million, or 38 percent, increase from the $5.7 million reported in the prior year first quarter. Operating income increased $1.4 million to $2.7 million for the first quarter of 2004 from $1.3 million for the first quarter of 2003. The increases in net sales and operating income reflected higher sales volumes for all major product lines. The sales volume gain was partly attributable to two pharmaceutical customers who purchased approximately 50 percent of their annual requirements during the quarter. Operating expenses increased $0.2 million, or 42 percent, primarily due to a higher allocation of research resources to support the business.

Corporate Expenses

Corporate expenses, which primarily include corporate administrative and corporate manufacturing expenses that are not allocated to the reportable segments, increased $0.4 million, or seven percent, to $6.9 million in 2004 from $6.5 million in 2003. Fringe benefit expense, which increased $0.5 million from year to year due to higher bonus and profit sharing expenses, accounted for the rise in corporate expenses. Higher year-to-year net income led to the increase in bonus and profit sharing expenses.

LIQUIDITY AND CAPITAL RESOURCES

For the first quarter of 2004, operating activities consumed $6.0 million of cash, compared to providing cash of $0.3 million for the same quarter last year. Net income was up by $1.7 million for the current year quarter; however, working capital consumed $20.5 million of cash in the quarter, or $8.3 million more than the prior year quarter.

For the current year quarter, accounts receivable increased by $35.7 million compared to $15.3 million last year, with little movement in days outstanding. The typical first quarter increase received an additional boost in the current period from strong March 2004 sales. Inventories decreased $5.6 million since year-end, reflecting successful management initiatives in the U.S. and strong March 2004 sales. Inventories had increased by $3.7 million in the first quarter of 2003. Accounts payable and accrued liabilities increased by $9.4 million during the quarter compared to an increase of $5.6 million for the same period in 2003.

Capital spending totaled $6.2 million for the first three months of 2004, compared to $8.7 million in the comparable period last year. Capital expenditures are projected to decrease during 2004 by approximately five percent as certain large projects, such as the German polyol manufacturing facility, were completed in 2003.

Consolidated debt was up by $12.7 million for the first quarter of 2004, from $115.7 million to $128.4 million, as debt increased to finance working capital. As of March 31, 2004, the ratio of long-term debt to long-term debt plus shareholders’ equity was 40.3 percent, compared to 36.2 percent as of December 31, 2003.

The Company maintains contractual relationships with its U.S. banks that provide for revolving credit of up to $60 million, which may be drawn upon as needed for general corporate purposes through May 2, 2007 under a revolving credit agreement. At March 31, 2004, there were borrowings totaling $17.0 million under this agreement. The Company also meets short-term liquidity requirements through uncommitted domestic bank lines of credit.

On March 8, 2004, the Company obtained amendments to all of its U.S. loan agreements to modify the interest coverage test effective December 31, 2003. As a result, the Company is in compliance with all loan agreements.

The Company’s foreign subsidiaries maintain bank term loans as well as short-term bank lines of credit in their respective countries to meet working capital requirements as well as to fund capital expenditure programs and acquisitions. The Company’s European subsidiary completed $9.8 million of a new euro-denominated $16.0 million bank term loan during

February 2004. The proceeds of this new loan were used repay short-term bank debt. As of March 31, 2004, the Company’s European subsidiaries had term loans totaling $23.0 million and short-term bank borrowings totaling $3.8 million, all in local currencies. As of March 31, 2004, the Company’s foreign subsidiaries had approximately $11.1 million in unused borrowing capacity, mostly in local currencies, under their short-term bank lines of credit.

The Company anticipates that cash from operations and from committed credit facilities will be sufficient to fund anticipated capital expenditures, dividends and other planned financial commitments for the foreseeable future. Any substantial acquisitions would require additional funding.

There have been no material changes in the Company’s market risks since December 31, 2003.

PENSION FUNDING

As disclosed in its Form 10-K for the year ended December 31, 2003, the Company expected to contribute $3,841,000 to its U.S. qualified pension plans and to pay $117,000 related to its unfunded non-qualified plans in 2004. In April 2004, pension relief legislation was signed into law; as a result, the Company now expects to contribute $1,574,000 to is U.S. qualified pension plans in 2004. The original estimate for the unfunded non-qualified is unchanged. As of March 31, 2004, no contributions had been made to the qualified plans and $54,000 had been paid related to the non-qualified plans.

OUTLOOK

The Company is optimistic that the overall economy is improving and, more importantly, that it can execute on opportunities to grow the business in 2004. Surfactants volume in Europe began the year strongly. North American volume, exclusive of the business lost last year, is growing, with much of the growth targeted for higher value-added products. Polymers looks to be on track for improved volume and earnings, and specialty products is also projecting a strong year. Raw material prices have increased significantly over the past six months. The Company’s ability to maintain its margins will be critical to a successful 2004. The Company announced surfactant and polymer price increases effective April 1, 2004. It is anticipated that 2004 earnings will continue to show improvement over 2003.

ENVIRONMENTAL AND LEGAL MATTERS

The Company is subject to extensive federal, state and local environmental laws and regulations. Although the Company’s environmental policies and practices are designed to ensure compliance with these laws and regulations, future developments and increasingly stringent environmental regulation could require the Company to make additional unforeseen environmental expenditures. The Company will continue to invest in the equipment and facilities necessary to comply with existing and future regulations. These projects are capitalized and depreciated over their estimated useful lives, which is typically 10 years. Recurring costs associated with the operation and maintenance of facilities for waste treatment and disposal and managing environmental compliance in ongoing operations at our manufacturing locations were approximately $2.0 million and $2.1 million for the first three months of 2004 and 2003, respectively. While difficult to project, it is not anticipated that these recurring expenses will increase significantly in the future.

The Company has been named by the government as a potentially responsible party at 18 waste disposal sites where cleanup costs have been or may be incurred under CERCLA and similar state statutes. In addition, damages are being claimed against the Company in general liability actions for alleged personal injury or property damage in the case of some disposal and plant sites. The Company believes that it has made adequate provisions for the costs it may incur with respect to the sites. It is the Company’s accounting policy to record liabilities when environmental assessments and/or remedial efforts are probable and the cost or range of possible costs can be reasonably estimated. When no amount within the range is a better estimate than any other amount, the minimum is accrued. Some of the factors on which the Company bases its estimates include information provided by feasibility studies, potentially responsible party negotiations and the development of remedial action plans. Because reported liabilities are recorded based on estimates, actual amounts could differ from those estimates. After partial remediation payments at certain sites, the Company has estimated a range of possible environmental and legal losses from $8.6 million to $40.6 million at March 31, 2004. At March 31, 2004 and December 31, 2003, the Company’s reserve was $18.8 million and $19.6 million, respectively, for legal contingencies and environmental matters, the reduction being the result of a payment during the quarter. During the first three months of 2004, non-capital expenditures related to legal and environmental matters, including payments to legal counsel, approximated $1.8 million compared to $0.7 million for the first three months of 2003.

For certain sites, estimates cannot be made of the total costs of compliance or the Company’s share of such costs; accordingly, the Company is unable to predict the effect thereof on future results of operations. In the event of one or more adverse determinations in any annual or interim period, the impact on the Company’s financial position, cash flows or results of operations for those periods could be material. However, based upon the Company’s present belief as to its relative involvement at these sites, other viable entities’ responsibilities for cleanup and the extended period over which any costs would be incurred, the Company believes that these matters will not have a material effect on the Company’s financial position. Certain of these matters are discussed in Item 1, Part 2, Legal Proceedings, in this report and in other filings of the Company with the Securities and Exchange Commission, which are available upon request from the Company. See also Note 4, Contingencies, in the Notes to Consolidated Financial Statements for a summary of the environmental proceedings related to certain environmental sites.

OTHER

Except for the historical information contained herein, the matters discussed in this document are forward looking statements that involve risks and uncertainties. The results achieved this quarter are not necessarily an indication of future prospects for the Company. Actual results in future quarters may differ materially. Potential risks and uncertainties include, among others, fluctuations in the volume and timing of product orders, changes in demand for the Company’s products, the ability to pass on raw material price increases, changes in technology, continued competitive pressures in the marketplace, outcome of environmental contingencies, availability of raw materials, foreign currency fluctuations and the general economic conditions.

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

Item 1 - Legal Proceedings

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

Regarding the D’Imperio Superfund Site, USEPA previously indicated it would seek penalty claims against the Company based on the Company’s alleged noncompliance with the modified Unilateral Administrative Order (Order). The Company recently entered into a Consent Decree with USEPA, which resolves all claims asserted against the Company for the alleged noncompliance with the Order. Following the requisite notice and comment period, the Company expects the Consent Decree to be entered by the court in 2004. The $65,000 payment due under the Consent Decree will not have a material impact on the financial position, results of operations or cash flows of the Company. In addition, the Company received notice from the New Jersey Department of Environmental Protection (NJDEP) dated March 21, 2001, that NJDEP will pursue cost recovery against the alleged responsible parties, including the Company. The NJDEP’s claims include costs related to remediation of the D’Imperio Superfund Site in the amount of $434,406 and alleged natural resource damages in the amount of $529,584 (as of November 3, 2000). The NJDEP settled such claims against the alleged responsible parties, resulting in the Company paying its portion of $83,061 in July 2002. This payment is subject to reallocation after the allocation phase of the above-identified trial, if any, and did not have a material impact on the financial position, results of operations or cash flows of the Company. On November 6, 2003, USEPA issued a Unilateral Administrative Order directed to all PRPs to perform the remedial design and implement the amended remedial action described in the Agency’s ROD Amendment.

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

Wilmington Site

The Company has received two Requests for Information from the Commonwealth of Massachusetts Department of Environmental Protection relating to the Company’s formerly-owned site at 51 Eames Street, Wilmington, Massachusetts, the most recent of which was in October 2002. The Company’s response to the October 2002 request was filed in December 2002. Remediation at this site is being managed by its current owner to whom the Company sold the property in 1980. The Company subsequently entered into an agreement with the current owner whereby the Company is obligated to contribute to the response costs associated with this site once total site remediation costs exceed certain levels. In July 2003, the Company received a notice that contribution levels had been reached and a demand for payment from the current owner as to the Company’s outstanding share of environmental response costs incurred to-date ($0.9 million) is due under the terms of the agreement. The Company evaluated the current owner’s demand for payment and paid the current owner $0.9 million in 2004, of which $0.8 million was paid prior to March 31, 2004. Under the agreement, the Company is obligated to contribute up to five percent of future response costs associated with this site with no limitation on the ultimate amount of contributions. The Company has recorded a reserve of $0.7 million for current and future claims associated with this site. However, depending on the ultimate cost of the remediation at this site, the amount for which the Company is liable could differ from the current estimates. In addition, the Company and other prior owners entered into an agreement in April 2004 waiving certain statute of limitations defenses for claims which may be filed by the Town of Wilmington, MA, in connection with this site. While the Company has denied any liability for any such claims, the Company agreed to this waiver while the parties continue to discuss the resolution of any potential claim which may be filed.

Martin Aaron Site

The Company received a Section 104(e) Request for Information from USEPA dated June 2, 2003, regarding the Martin Aaron Site located in Camden, New Jersey. The Company’s response was submitted on August 11, 2003. The Company continues to investigate this matter and therefore, cannot predict what its liability, if any, will be for this site.

Wells G & H Superfund Site

The Company received a Section 104(e) Request for Information from USEPA dated December 15, 2003, regarding the Wells G & H Superfund Site located in Woburn, Massachusetts. The Company’s response was submitted on March 18, 2004. The Company continues to investigate this matter and therefore, cannot predict what its liability, if any, will be for this site.

Item 2 - Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Below is a summary by month of share purchases by the Company during the first three months of 2004:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January	—	—	N/A	N/A

February	—	—	N/A	N/A

March	8,649	$22.34	N/A	N/A

The 8,649 shares purchased were shares of the Company’s common stock, owned by employees for more than six months, which were tendered by employees in lieu of cash when exercising stock options.

Item 4 - Submission of Matters to a Vote of Security Holders

(a)	The Company’s 2004 Annual Meeting of Stockholders was held on April 27, 2004.

(b)	At the annual meeting of the company’s shareholders on April 27, 2004, shareholders elected Robert G. Potter, F. Quinn Stepan and Edward J. Wehmer as Directors of the company, all for three-year terms.

	For	Withheld
Robert G. Potter	8,815,541	122,213
F. Quinn Stepan	8,817,237	120,517
Edward J. Wehmer	8,839,846	97,908

(c)	A majority of the outstanding shares voted to ratify the appointment of Deloitte & Touch LLP as independent auditors for the Company for 2004.

8,888,313	For
36,224	Against
13,217	Abstentions

Item 6 – Exhibits and Reports on Form 8-K

(a	)	Exhibit 31.1	–	Certification of Chairman and Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)

(b	)	Exhibit 31.2	–	Certification of Vice President and Corporate Controller pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)

(c	)	Exhibit 32	–	Certification pursuant to 18 U.S.C. Section 1350

(d	)	Reports on Form 8-K

Form 8-K, which was filed on March 11, 2004, included a press release, which provided certain information with respect to the Company’s amendments to its U.S. loan agreements effective December 31, 2003.

Form 8-K, which was filed on April 28, 2004, included a press release, which provided certain information with respect to the Company’s financial results for the first quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEPAN COMPANY

/s/ James E. Hurlbutt
Vice President and Corporate Controller

Date: May 6, 2004