Form 10-Q
period 2004-06-30
STEPAN CO
filed 2004-08-05
CIK 94049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2004
Common Stock, $1 par value	8,975,970 Shares

Part I FINANCIAL INFORMATION

Item 1 - Financial Statements

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Unaudited

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands, except per share amounts)	2004	2003	2004	2003
Net Sales	$236,347	$200,429	$457,734	$387,509
Cost of Sales	205,851	170,248	397,586	332,222

Gross Profit	30,496	30,181	60,148	55,287

Operating Expenses:
Marketing	7,200	7,856	14,594	14,484
Administrative	9,749	8,299	17,690	15,674
Research, development and technical services	6,432	6,362	12,746	12,577

	23,381	22,517	45,030	42,735

Operating Income	7,115	7,664	15,118	12,552
Other Income (Expenses):
Interest, net	(1,792)	(2,035)	(3,853)	(4,219)
Income from equity in joint venture	533	725	1,018	1,177
Foreign exchange gain (loss) and other, net	(270)	805	(771)	1,089

	(1,529)	(505)	(3,606)	(1,953)

Income Before Provision for Income Taxes	5,586	7,159	11,512	10,599
Provision for Income Taxes	1,784	2,399	3,680	3,551

Net Income	$3,802	$4,760	$7,832	$7,048

Net Income Per Common Share (Note 6):
Basic	$0.40	$0.51	$0.83	$0.75

Diluted	$0.39	$0.49	$0.81	$0.72

Shares Used to Compute Net Income Per Common Share (Note 6):
Basic	8,968	8,885	8,956	8,883

Diluted	9,688	9,757	9,693	9,751

Dividends per Common Share	$0.1925	$0.1900	$0.3850	$0.3800

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)	June 30, 2004	December 31, 2003
	Unaudited
Assets
Current Assets:
Cash and cash equivalents	$6,625	$4,235
Receivables, net	152,877	113,353
Inventories (Note 3)	64,109	70,548
Deferred income taxes	8,269	8,077
Other current assets	8,101	8,247

Total current assets	239,981	204,460

Property, Plant and Equipment:
Cost	755,828	745,097
Less: accumulated depreciation	551,638	534,432

Property, plant and equipment, net	204,190	210,665

Goodwill, net (Note 9)	7,664	7,621

Other intangible assets, net (Note 9)	11,099	12,016

Other non-current assets	27,894	29,455

Total assets	$490,828	$464,217

Liabilities and Stockholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$17,648	$23,670
Accounts payable	91,426	74,113
Accrued liabilities	32,088	35,156

Total current liabilities	141,162	132,939

Deferred income taxes	13,560	14,570

Long-term debt, less current maturities	107,421	92,004

Other non-current liabilities	61,780	62,637

Commitments and Contingencies (Note 4)

Minority Interest (Note 10)	945	—
Stockholders’ Equity:
5-1/2% convertible preferred stock, cumulative, voting without par value; authorized 2,000,000 shares; issued 581,482 shares in 2004 and 582,082 shares in 2003	14,537	14,552
Common stock, $1 par value; authorized 30,000,000 shares; issued 10,007,871 shares in 2004 and 9,900,265 shares in 2003	10,008	9,900
Additional paid-in capital	23,524	22,277
Accumulated other comprehensive loss (Note 7)	(19,440)	(19,560)
Retained earnings (unrestricted approximately $32,270 in 2004 and $29,027 in 2003)	158,762	154,780
Less: Treasury stock, at cost 1,032,051 shares in 2004 and 966,671 in 2003	(21,431)	(19,882)

Stockholders’ equity	165,960	162,067

Total liabilities and stockholders’ equity	$490,828	$464,217

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Six Months Ended June 30
(Dollars in thousands)	2004	2003
Cash Flows From Operating Activities
Net income	$7,832	$7,048
Depreciation and amortization	19,967	20,599
Recognition of deferred revenue	(222)	(229)
Deferred income taxes	(1,405)	47
Other non-cash items	675	(992)
Changes in assets and liabilities:
Receivables, net	(39,524)	(18,633)
Inventories	6,439	(1,261)
Accounts payable and other accrued liabilities	12,671	11,133
Pension liabilities	1,838	1,239
Environmental and legal liabilities	(1,220)	1,044
Other current assets	146	368

Net Cash Provided by Operating Activities	7,197	20,363

Cash Flows From Investing Activities
Expenditures for property, plant and equipment	(13,168)	(18,539)
Dividend from Philippine joint venture	1,700	—
Other non-current assets	233	(1,691)
Formation of China joint venture	945	—

Net Cash Used in Investing Activities	(10,290)	(20,230)

Cash Flows From Financing Activities
Revolving debt and notes payable to banks, net	6,146	17,805
Other debt borrowings	15,856	162
Other debt repayments	(12,607)	(13,122)
Dividends paid	(3,850)	(3,776)
Stock option exercises	295	69
Other	(301)	(17)

Net Cash Provided by Financing Activities	5,539	1,121

Effect of Exchange Rate Changes on Cash	(56)	(575)

Net Increase in Cash and Cash Equivalents	2,390	679
Cash and Cash Equivalents at Beginning of Period	4,235	3,188

Cash and Cash Equivalents at End of Period	$6,625	$3,867

Supplemental Cash Flow Information:
Cash payments of interest	$3,974	$4,319

Cash payments of income taxes, net of refunds	$5,773	$2,865

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

Unaudited

1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements included herein have been prepared by the Stepan Company (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate and make the information presented not misleading. In the opinion of management all normal recurring adjustments necessary to present fairly the condensed consolidated financial position of the Company as of June 30, 2004, and the condensed consolidated results of operations for the three and six months then ended and cash flows for the six months then ended have been included.

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

	For the Three Months Ended June 30		For the Six Months Ended June 30
(In thousands, except per share amounts)	2004	2003	2004	2003
Net income, as reported	$3,802	$4,760	$7,832	$7,048
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	184	150	341	296

Net income, pro forma	$3,618	$4,610	$7,491	$6,752

Earnings per share:
Basic - as reported	$0.40	$0.51	$0.83	$0.75

Basic - pro forma	$0.38	$0.50	$0.79	$0.72

Diluted - as reported	$0.39	$0.49	$0.81	$0.72

Diluted - pro forma	$0.37	$0.47	$0.77	$0.69

3.	INVENTORIES

Inventories comprised the following:

(Dollars in thousands)	June 30, 2004	December 31, 2003
Finished products	$42,334	$47,809
Raw materials	21,775	22,739

Total inventories	$64,109	$70,548

Inventories priced using the last-in, first-out (LIFO) inventory valuation method as of June 30, 2004 and December 31, 2003, amounted to 79 and 78 percent of total inventories, respectively. If the first-in, first-out (FIFO) inventory valuation method had been used for all inventories, inventory balances would have been approximately $10.2 million and $8.6 million higher than reported at June 30, 2004, and December 31, 2003, respectively.

4.	CONTINGENCIES

There are a variety of legal proceedings pending or threatened against the Company. Some of these proceedings may result in fines, penalties, judgments or costs being assessed against the Company at some future time. The Company’s operations are subject to extensive local, state and federal regulations, including the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) and the Superfund amendments of 1986 (“Superfund”). The Company has been named by the government as a potential responsible party at 21 waste disposal sites where clean up costs have been or may be incurred under CERCLA and similar state statutes. In addition, damages are being claimed against the Company in general liability actions for alleged personal injury or property damage in the case of some disposal and plant sites. The Company believes that it has made adequate provisions for the costs it may incur with respect to these sites.

After partial remediation payments at certain sites, the Company has estimated a range of possible environmental and legal losses from $8.7 million to $40.7 million at June 30, 2004. At June 30, 2004, the Company’s best estimate of the reserve for such losses was $18.9 million for legal contingencies and environmental matters compared to $19.6 million at December 31, 2003.

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

Following are summaries of the environmental proceedings related to the major environmental sites where the Company has responsibility for participating in remediation efforts:

Maywood, New Jersey, Site

The Company’s site in Maywood, New Jersey and property formerly owned by the Company adjacent to its current site, were listed on the National Priorities List in September 1993 pursuant to the provisions of the CERCLA because of certain alleged chemical contamination. Pursuant to an Administrative Order on Consent entered into between the United States Environmental Protection Agency (USEPA) and the Company for property formerly owned by the Company, and the issuance of an order by USEPA to the Company for property currently owned by the Company, the Company completed a Remedial Investigation Feasibility Study (RI/FS) in 1994. The Company submitted the Draft Final FS for Soil and Source Areas (Operable Unit 1) in September 2002. In addition, the Company submitted the Draft Final FS for Groundwater (Operable Unit 2) in June 2003. Discussions between USEPA and the Company regarding the chemical remediation are continuing. The Company is awaiting the issuance of a Record of Decision (ROD) from USEPA relating to the currently owned and formerly owned Company property and the proposed remediation. The final ROD will be issued sometime after a public comment period.

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

The Company believes it has adequate reserves for claims associated with the Maywood site, and has recorded a liability for the estimated probable costs it expects to incur at the site related to remediation of chemical contamination. However, depending on the results of the ongoing discussions regarding the Maywood site, particularly radiological contamination, the final cost of the remediation could differ from the current estimates.

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

Regarding the D’Imperio Superfund Site, USEPA previously indicated it would seek penalty claims against the Company based on the Company’s alleged noncompliance with the modified Unilateral Administrative Order (Order). The Company entered into a Consent Decree with USEPA, which resolves all claims asserted against the Company for the alleged noncompliance with the Order. Following the requisite notice and comment period, the Company expects the Consent Decree to be entered by the court in 2004. The payment due under the Consent Decree will not have a material impact on the financial position, results of operations or cash flows of the Company. In addition, the Company received notice from the New Jersey Department of Environmental Protection (NJDEP) dated March 21, 2001, that NJDEP will pursue cost recovery against the alleged responsible parties, including the Company. The NJDEP’s claims include costs related to remediation of the D’Imperio Superfund Site in the amount of $434,406 and alleged natural resource damages in the amount of $529,584 (as of November 3, 2000). The

NJDEP settled such claims against the alleged responsible parties, resulting in the Company paying its portion ($83,061) in July 2002. This payment is subject to reallocation after the allocation phase of the above-identified trial, if any. Also, USEPA issued a Unilateral Administrative Order dated November 5, 2003, directed to all PRPs to perform certain remedial activities at the D’Imperio Superfund Site. The cost for all PRPs for this work is estimated to be $300,000 to $450,000. The Company would be responsible for its allocated share of these costs. The amount due by the Company will not have a material impact on the financial position, results of operations or cash flows of the Company.

Wilmington Site

The Company has received two Requests for Information from the Commonwealth of Massachusetts Department of Environmental Protection relating to the Company’s formerly-owned site at 51 Eames Street, Wilmington, Massachusetts, the most recent of which was in October 2002. The Company’s response to the October 2002 request was filed in December 2002. Remediation at this site is being managed by its current owner to whom the Company sold the property in 1980. The Company subsequently entered into an agreement with the current owner whereby the Company is obligated to contribute to the response costs associated with this site once total site remediation costs exceed certain levels. In July 2003, the Company received a notice that contribution levels had been reached and a demand for payment from the current owner as to the Company’s outstanding share of environmental response costs incurred to-date ($0.9 million) is due under the terms of the agreement. The Company evaluated the current owner’s demand for payment and paid the current owner $0.9 million in two installments in March 2004 and April 2004. In July 2004, the Company received a demand for payment from the current owner requesting payment for the first and second quarters of 2004. The total amount owed is approximately $67,000. The Company is currently evaluating this most recent demand for payment. Under the agreement, the Company is obligated to contribute up to five percent of future response costs associated with this site with no limitation on the ultimate amount of contributions. The Company has recorded a reserve of $0.7 million for current and future claims associated with this site. However, depending on the ultimate cost of the remediation at this site, the amount for which the company is liable could differ from the current estimates. In addition, the Company and other prior owners entered into an agreement in April 2004 waiving certain statute of limitations defenses for claims which may be filed by the Town of Wilmington, Massachusetts, in connection with this site. While the Company has denied any liability for any such claims, the Company agreed to this waiver while the parties continue to discuss the resolution of any potential claim, which may be filed.

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

Martin Aaron Site

The Company received a Section 104(e) Request for Information from USEPA dated June 2, 2003, regarding the Martin Aaron Site located in Camden, New Jersey. The Company’s response was submitted on August 11, 2003. In addition, the Company and other PRPs received a Notice of Potential Liability and Demand for Reimbursement of Costs Expended at this site dated June 9, 2004. The Company and other PRPs have requested an extension until August 27, 2004, to file their response. The Company continues to investigate this matter and therefore, cannot predict what its liability, if any, will be for this site.

Wells G & H Superfund Site

The Company received a Section 104(e) Request for Information from USEPA dated December 15, 2003, regarding the Wells G & H Superfund Site located in Woburn, Massachusetts. The Company’s response was submitted on March 18, 2004. The Company continues to investigate this matter and therefore, cannot predict what its liability, if any, will be for this site.

Bottle House Site

The Company received a notice from the Pennsylvania Department of Environmental Protection dated June 23, 2004, regarding the Bottle House Site located in City of Allentown, Lehigh County, Pennsylvania. A response to this notice is due on or about August 16, 2004. The Company is currently investigating this matter, and therefore, cannot predict what its liability, if any, will be for this site.

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

5.	PENSION PLANS

Components of Net Periodic Benefit Cost

	UNITED STATES
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2004	2003	2004	2003
Service cost	$877	$789	$1,755	$1,576
Interest cost	1,426	1,361	2,852	2,718
Expected return on plan assets	(1,642)	(1,619)	(3,285)	(3,233)
Amortization of prior service cost	87	90	174	179
Amortization of net loss	324	37	649	74

Net periodic benefit cost	$1,072	$658	$2,145	$1,314

	UNITED KINGDOM
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2004	2003	2004	2003
Service cost	$143	$101	$288	$202
Interest cost	166	128	335	256
Expected return on plan assets	(144)	(110)	(291)	(220)
Amortization of net loss	13	11	26	22

Net periodic benefit cost	$178	$130	$358	$260

Employer Contributions

As disclosed in its financial statements for the year ended December 31, 2003, the Company expected to contribute $3,841,000 to its U.S. qualified pension plans and to pay $117,000 related to its unfunded non-qualified plans in 2004. In April 2004, pension relief legislation was signed into law; as a result, the Company now expects to contribute $1,574,000 to its U.S. qualified pension plans in 2004. The original estimate for the unfunded non-qualified plans is unchanged. As of June 30, 2004, $482,000 had been contributed to the qualified plans and $75,000 had been paid related to the non-qualified plans.

6.	EARNINGS PER SHARE

Below is the computation of basic and diluted earnings per share for the three and six months ended June 30, 2004 and 2003.

	Three Months Ended June 30		Six Months Ended June 30
(In thousands, except per share amounts)	2004	2003	2004	2003
Computation of Basic Earnings per Share
Net income	$3,802	$4,760	$7,832	$7,048
Deduct dividends on preferred stock	(200)	(200)	(400)	(400)

Income applicable to common stock	$3,602	$4,560	$7,432	$6,648

Weighted-average number of common shares outstanding	8,968	8,885	8,956	8,883
Basic earnings per share	$0.40	$0.51	$0.83	$0.75

Computation of Diluted Earnings per Share

Net income	$3,802	$4,760	$7,832	$7,048

Weighted-average number of common shares outstanding	8,968	8,885	8,956	8,883
Add net shares issuable from assumed exercise of options (under treasury stock method)	56	207	73	203
Add weighted-average shares issuable from assumed conversion of convertible preferred stock	664	665	664	665

Shares applicable to diluted earnings	9,688	9,757	9,693	9,751

Diluted earnings per share	$0.39	$0.49	$0.81	$0.72

7.	COMPREHENSIVE INCOME

Comprehensive income includes net income and all other non-owner changes in equity that are not reported in net income. Below is the Company’s comprehensive income for the three and six months ended June 30, 2004 and 2003.

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2004	2003	2004	2003
Net income	$3,802	$4,760	$7,832	$7,048
Other comprehensive income:
Foreign currency translation gain/(loss)	(1,268)	3,195	48	3,374
Unrealized gain/(loss) on securities	(10)	412	72	327

Comprehensive income	$2,524	$8,367	$7,952	$10,749

At June 30, 2004, the total accumulated other comprehensive loss of $19,440,000 consisted of $5,741,000 of foreign currency translation adjustments, $196,000 of unrealized gains on securities (net of income taxes of $131,000) and $13,895,000 of minimum pension liability adjustments (net of income taxes of $9,000,000). At December 31, 2003, the total accumulated other comprehensive loss of $19,560,000 included $5,789,000 of foreign currency translation adjustments, $124,000 of unrealized gains on securities (net of income taxes of $83,000) and $13,895,000 of minimum pension liability adjustments (net of income taxes of $9,000,000). Unrealized gains on securities relate entirely to investments held for the deferred compensation plans.

8.	SEGMENT REPORTING

The Company has three reportable segments: surfactants, polymers and specialty products. Financial results of the Company’s operating segments for the three and six months ended June 30, 2004 and 2003, are summarized below:

(Dollars in thousands)	Surfactants	Polymers	Specialty Products	Segment Totals
For the three months ended June 30, 2004
Net sales	$181,415	$48,334	$6,598	$236,347
Operating income	10,430	4,377	1,681	16,488

For the three months ended June 30, 2003
Net sales	$159,134	$34,897	$6,398	$200,429
Operating income	9,411	5,258	1,595	16,264

For the six months ended June 30, 2004
Net sales	$357,416	$85,888	$14,430	$457,734
Operating income	18,783	8,214	4,411	31,408

For the six months ended June 30, 2003
Net sales	$312,524	$62,895	$12,090	$387,509
Operating income	16,936	7,804	2,878	27,618

Below are reconciliations of segment operating income to consolidated income before income taxes:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2004	2003	2004	2003
Operating income segment totals	$16,488	$16,264	$31,408	$27,618
Unallocated corporate expenses	(9,373)	(8,600)	(16,290)	(15,066)
Interest expense	(1,792)	(2,035)	(3,853)	(4,219)
Equity in earnings of joint venture	533	725	1,018	1,177
Foreign exchange and other, net	(270)	805	(771)	1,089

Consolidated income before income taxes	$5,586	$7,159	$11,512	$10,599

Unallocated corporate expenses include corporate administrative (including legal and environmental expenses) and corporate manufacturing expenses, which are not included in segment operating income and are not used to evaluate segment performance.

9.	GOODWILL AND OTHER INTANGIBLE ASSETS

The Company’s net carrying values of goodwill were $7,664,000 and $7,621,000 as of June 30, 2004 and December 31, 2003, respectively. The entire amount of goodwill related to the surfactants reporting unit. The change in net carrying value resulted from the effects of currency translation.

The following table reflects the components of all other intangible assets, which have finite lives, as of June 30, 2004 and December 31, 2003.

(Dollars in thousands)	Gross Carrying Amount		Accumulated Amortization
	June 30, 2004	Dec. 31, 2003	June 30, 2004	Dec. 31, 2003
Other Intangible Assets:
Patents	$2,000	$2,000	$800	$733
Trademarks, customer lists, know-how	18,420	18,406	8,679	8,007
Non-compete agreements	2,299	2,310	2,141	1,960

Total	$22,719	$22,716	$11,620	$10,700

Aggregate amortization expenses for the three and six months ended June 30, 2004, were $524,000 and $913,000, respectively. Aggregate amortization expenses for the three and six months ended June 30, 2003 were $538,000 and $912,000, respectively. Estimated amortization expense for identifiable intangibles assets, other than goodwill, for the current and each of the five succeeding fiscal years are as follows:

(Dollars in thousands)
For year ending 12/31/04	$1,639
For year ending 12/31/05	$1,624
For year ending 12/31/06	$1,461
For year ending 12/31/07	$1,461
For year ending 12/31/08	$1,457
For year ending 12/31/09	$1,370

10.	CHINA JOINT VENTURE

In February 2004, the Company entered into a joint venture agreement with Sinopec, Jinling Petrochemical Corporation in Nanjing, China. The joint venture was formed to manufacture the Company’s aromatic polyester polyols for the domestic Chinese market. Once constructed, the China facility will join the Company’s Millsdale, Illinois and Wesseling, Germany sites to further expand the Company’s position as a worldwide provider of polyester polyols. Final construction of the facility is expected by mid-2005.

The Company and its partner own 55 percent and 45 percent, respectively, of the joint venture. As such, the Company will consolidate in its financial statements the joint venture’s balance sheet, statement of income and statement of cash flows. The Company’s June 30, 2004, financial statements reflect the partners’ initial investment and the related minority interest.

11.	STATEMENTS OF CASH FLOWS

Non-cash financing activities for the six months ended June 30, 2004, included the receipt into treasury of 65,423 shares of the Company’s common stock tendered in lieu of cash by employees exercising options on 89,166 shares of the Company’s common stock. The tendered shares, which were owned by employees for more than six months, were valued at $1,550,000.

12.	RECLASSIFICATIONS

Certain amounts in the 2003 financial statements have been reclassified to conform to the 2004 presentation, notably $752,000 and $1,004,000 of foreign exchange gains for the three and six months ended June 30, 2003, respectively, were reclassified from ‘Cost of Sales’ to ‘Foreign exchange gain (loss) and other, net’ in the 2003 statements of income.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2004 and 2003

Summary

Net income for the second quarter of 2004 decreased $1.0 million, or 20 percent, to $3.8 million, or $0.39 per diluted share, compared to $4.8 million, or $0.49 per diluted share, for the second quarter of 2003. Below is a summary discussion of the major factors leading to the quarter-to-quarter decline in net income. A detailed discussion of second quarter 2004 segment operating performance follows the summary.

Consolidated net sales increased $35.9 million, or 18 percent, to $236.3 million for the second quarter of 2004 from $200.4 million for the second quarter of 2003. The effect of foreign currency translation, which reflected the strengthening of the European euro, British pound sterling and Canadian dollar against the U.S. dollar, contributed $4.0 million of the increase in consolidated net sales. All three segments reported current quarter net sales that exceeded net sales reported in the prior year’s quarter. Surfactants segment net sales were up $22.3 million, or 14 percent, due to higher selling prices, increased U.S. (‘domestic’) and foreign operations’ sales volumes and favorable foreign currency translation. Net sales for the polymers segment increased $13.4 million, or 39 percent, due to higher sales volume for all businesses and higher selling prices. The specialty products segment reported a $0.2 million, or three percent, increase in net sales due to higher sale of food and flavoring products.

Operating income fell $0.5 million, or seven percent, to $7.1 million for the second quarter of 2004 from $7.6 million for the same quarter of 2003. Operating incomes for the surfactants and specialty products segments were up 11 percent and five percent, respectively, but operating income for the polymers segment dropped 17 percent. Rising raw material costs continued to negatively impact profit margins, particularly for the surfactants and polymers segments. Operating expenses, which include marketing, administrative and research and development expenses, increased $0.9 million, or four percent, to $23.4 million for the second quarter of 2004 from $22.5 million for the second quarter of 2003. Compensation expense related to the Company’s deferred compensation plan contributed $0.8 million of the increase due to the increase in the price of the Company’s stock used to compute changes in deferred compensation. Stepan Company common stock closed at $26.15 per share on June 30, 2004, compared to $22.84 per share on March 31, 2004. In addition, 2003 second quarter expenses were reduced by a $1.0 million recovery of settlement costs related to an old legal case. The increases were partially offset by a $0.5 million reduction in environmental remediation costs and by lower marketing expenses for most geographic locations.

Interest expenses declined $0.2 million, or 12 percent, from quarter to quarter due to a higher proportion of bank debt, which carries lower interest rates than the Company’s long-term notes. Lower average debt levels also contributed to the decline.

Income from the Company’s Philippine joint venture fell $0.2 million due primarily to a less favorable mix of sales.

Foreign exchange and other, net, which includes foreign exchange gains and losses and investment-related income and expense, was $0.3 million of expense in the second quarter of 2004 compared to $0.8 million of income in the second quarter of 2003, resulting in a $1.1 million unfavorable swing in expense. Foreign exchange losses accounted for the current quarter results compared to foreign exchange gains in the same quarter of last year.

The effective tax rate was 31.9 percent for the second quarter ended June 30, 2004, compared to 33.5 percent for the second quarter ended June 30, 2003. The lower effective tax rate was primarily attributable to a tax benefit realized on a $2.8 million charitable contribution of intellectual property and state tax benefits realized on amended tax returns. These benefits were partially offset by tax provided on a $2.0 million dividend received from the Company’s Philippine joint venture.

Segment Results

(Dollars in thousands)	Surfactants	Polymers	Specialty Products	Segment Results	Corporate	Total
For the three months ended June 30, 2004
Net sales	$181,415	$48,334	$6,598	$236,347	—	$236,347
Operating income	10,430	4,377	1,681	16,488	(9,373)	7,115

For the three months ended June 30, 2003
Net sales	$159,134	$34,897	$6,398	$200,429	—	$200,429
Operating income	9,411	5,258	1,595	16,264	(8,600)	7,664

Surfactants

Surfactants net sales for the second quarter of 2004 increased $22.3 million, or 14 percent, from net sales for the second quarter of 2003. Approximately $3.6 million of the increase was attributable to the favorable effects of foreign currency translation, due particularly to the strengthening euro, British pound sterling and Canadian dollar against the U.S. dollar. Excluding the effects of foreign currency translation, net surfactant sales increased $18.7 million. Domestic net sales increased $11.3 million, or 11 percent, on sales volume that was up one percent. Second quarter 2004 selling price increases, which were effected to pass rising raw material costs on to customers, accounted for most of the rise in net sales. The lost business that occurred in the second half of 2003 when two large customers moved previously outsourced production into internal production facilities was replaced by the culmination of small to moderate sales volume gains for numerous Company product lines. Excluding the effects of foreign currency translation, net sales for foreign operations increased $7.4 million on a 12 percent sales volume increase. The Company’s European and Mexican operations accounted for most of the net sales improvement, reporting net sales increases of $4.1 million and $3.4 million, respectively. Sales volume for European operations increased 14 percent due to increases across most major product lines. Sales volume for Mexican operations increased 55 percent due primarily to an increase in fabric softener sales volume, which contributed $2.6 million of Mexico’s quarter-to-quarter net sales growth.

Surfactants second quarter 2004 operating income increased $1.0 million, or 11 percent, from second quarter 2003 operating income. Gross profit was $22.8 million for the second quarter of 2004, up slightly from the $22.7 million reported for the second quarter of 2003. Excluding the favorable effects of foreign currency translation, surfactants gross profit declined $0.3 million, to $22.4 million. Domestic gross profit for the second quarter of 2004 was down $0.4 million, or three percent, from second quarter 2003 gross profit. Second quarter 2004 price increases were sufficient to cover most rising material costs; however, higher freight and outsourcing costs contributed to the decline in gross profit. Prices for most major surfactant raw materials increased during the second quarter, as high global demand kept supplies tight. The Company announced a July 1, 2004, selling price increase to recover further increases in material costs. Excluding the effects of foreign currency translation, second quarter 2004 gross profit for foreign operations increased $0.1 million over gross profit for last year’s second quarter. Higher raw material costs nearly offset the effect of higher sales volumes. Operating expenses decreased $1.0 million, or seven percent, from quarter to quarter. Domestic expenses accounted for half of the expense decline due to reductions in many areas including salaries, equipment rental and advertising and promotion expenses. Foreign operations accounted for the remainder of the expense decline as all subsidiaries reported decreased or essentially unchanged operating expenses.

Polymers

Polymers net sales for the second quarter of 2004 increased $13.4 million, or 39 percent, over net sales for the second quarter of 2003. A 24 percent increase in sales volume, higher selling prices, and $0.4 million of favorable foreign currency translation on European sales all led to the increase in net sales. Within the polymers segment, polyurethane polyols net sales increased $7.9 million, or 38 percent, on sales volume that grew 30 percent due primarily to an increased share of the growing European laminate board market and to an improved U.S. construction economy that led to gaining additional domestic volume. Higher U.S. selling prices also contributed as the Company raised prices in the second quarter of 2004 in an effort to partially pass raw material cost increases on to customers. Phthalic Anhydride’s (PA) net sales were up $3.9 million, or 41 percent, due to higher selling prices that reflected passing raw material cost increases on to customers as well as a manufacturing fee increase to merchant market customers and to sales volume that improved 13 percent due largely to an improved domestic economy. Polyurethane systems net sales improved $1.6 million, or 35 percent, on sales volume that increased 39 percent due primarily to the growth in business with a customer first acquired during the second quarter of 2003.

Despite the sales volume and net sales dollar increases, polymers 2004 second quarter operating income decreased $0.9 million, or 17 percent, from 2003 second quarter operating income. Gross profit declined $0.6 million, or seven percent, for the same period. Polyurethane polyols accounted for the decline in gross profit, as 2004 second quarter results were down $1.1 million, or 18 percent, from 2003 second quarter results. Second quarter 2004 selling price increases did not keep pace with rising global raw material costs, which reflected a short supply of diethylene glycol (a major raw material for polyurethane polyols) and higher costs for orthoxylene (a petroleum-based raw material used in the manufacture of PA, which is a component of polyurethane polyols). Additional increases in raw material costs are expected. Selling price increases were announced effective July 1, 2004, in an effort to recoup some of the business’s lost profit margin. Gross profit for PA improved $0.3 million, or 20 percent, due to higher sales volume coupled with the previously mentioned second quarter 2004 manufacturing fee increase. Gross profit for polyurethane systems increased $0.2 million, or 22 percent, due to the impact higher sales volume, which was partially offset by rising raw material costs. Operating expenses were up $0.3 million, or 11 percent from quarter to quarter, due to $0.1 million increases for both domestic marketing and research and development expenses and to $0.1 million of expense related to the new German facility that commenced operations in the third quarter of 2003.

Specialty Products

Net sales for the second quarter of 2004 were $6.6 million, a $0.2 million, or three percent, increase from the $6.4 million reported in the second quarter of 2003. Operating income increased $0.1 million, or five percent, to $1.7 million for the second quarter of 2004 from $1.6 million for the same quarter of 2003. Sales volume for food and flavoring applications were up slightly from quarter to quarter, while sales volume of pharmaceutical applications remained flat.

Corporate Expenses

Corporate expenses, which primarily include corporate administrative (including legal and environmental expenses) and corporate manufacturing expenses that are not allocated to the reportable segments, increased $0.8 million, or nine percent, to $9.4 million in the second quarter of 2004 from $8.6 million in the second quarter of 2003. A $0.8 million increase in deferred compensation expense arising from an increase in the price of the Company’s stock used to compute changes in deferred compensation accounted for a part of the corporate expense increase. In addition, 2003 second quarter expenses were reduced by a $1.0 million recovery of settlement costs related to an old legal case. The foregoing increases were partially offset by a $0.5 million reduction in environmental remediation costs, as the prior year’s second quarter expenses included an increase in reserve requirements related to a contractual obligation for shared cleanup costs at a formerly owned site.

Six Months Ended June 30, 2004 and 2003

Summary

Net income for the first half of 2004 increased $0.8 million, or 11 percent, to $7.8 million, or $0.81 per diluted share, compared to $7.0 million, or $0.72 per diluted share, for the first half of 2003. Below is a summary discussion of the major factors leading to the year-to-year improvement in net income. A detailed discussion of first half 2004 segment operating performance follows the summary.

Consolidated net sales increased $70.2 million, or 18 percent, to $457.7 million for the first half of 2004 from $387.5 million for the first half of 2003. The effect of foreign currency translation, which reflected the strengthening of the European euro, British pound sterling and Canadian dollar against the U.S. dollar, contributed $12.5 million of the increase in consolidated net sales. All three segments reported year-to-year increases in net sales dollars. Surfactants segment net sales were up $44.9 million, or 14 percent, due to higher selling prices, favorable foreign currency translation, improved sales mix and increased sales volumes for foreign operations. Net sales for the polymers segment increased $23.0 million, or 37 percent, due primarily to higher sales volume and higher selling prices. The specialty products segment reported a $2.3 million, or 19 percent, increase in net sales due to higher sales volumes of food ingredient and pharmaceutical products.

Operating income was up $2.5 million, or 20 percent, to $15.1 million for the first half of 2004 from $12.6 million for the same period of 2003. All three segments reported operating incomes that exceeded prior year results. However, rising raw material costs continued to have a negative effect on operating income, particularly for the surfactants and polymers segments. Operating expenses, which include marketing, administrative and research and development expenses, increased $2.3 million, or five percent, to $45.0 million for the first half of 2004 from $42.7 million for the first half of 2003. Compensation expense related to the Company’s deferred compensation plans was $0.6 million for the first half of 2004 compared to $0.3 million of income for the same period of 2003, which caused a $0.9 million unfavorable swing in operating expenses. Increases in the value of the Company’s stock and the mutual fund assets tied to the deferred compensation plan led to the 2004 expense. In addition, the prior year included a $1.0 million recovery of settlement costs related to an old legal case, which reduced 2003 expenses. Approximately $0.9 million of the operating expense increase was due to the negative effects of foreign currency translation. The foregoing items were partially offset by a $0.5 million reduction in environmental remediation costs.

Interest expenses declined $0.4 million, or nine percent, between years due to a higher proportion of bank debt, which carries lower interest rates than the Company’s long-term notes. Lower average debt levels also contributed to the decline.

Foreign exchange and other, net, which includes foreign exchange gains and losses and investment-related income and expense, was $0.8 million of expense in the first half of 2004 compared to $1.1 million of income in the first half of 2003, resulting in a $1.9 million unfavorable swing in expense. Foreign exchange losses accounted for the current year results compared to foreign exchange gains for the same period of last year.

The effective tax rate was 31.9 percent for the six months ended June 30, 2004, compared to 33.5 percent for the six months ended June 30, 2003. The lower effective tax rate was primarily attributable to a tax benefit realized on a $2.8 million charitable contribution of intellectual property and state tax benefits realized on amended tax returns. These benefits were partially offset by tax provided on a $2.0 million dividend received from the Company’s Philippine joint venture.

Segment Results

(Dollars in thousands)	Surfactants	Polymers	Specialty Products	Segment Results	Corporate	Total
For the six months ended June 30, 2004
Net sales	$357,416	$85,888	$14,430	$457,734	—	$457,734
Operating income	18,783	8,214	4,411	31,408	(16,290)	15,118

For the six months ended June 30, 2003
Net sales	$312,524	$62,895	$12,090	$387,509	—	$387,509
Operating income	16,936	7,804	2,878	27,618	(15,066)	12,552

Surfactants

Surfactants net sales for the first half of 2004 increased $44.9 million, or 14 percent, over net sales for the first half of 2003. Approximately $11.3 million of the increase was attributable to the favorable effects of foreign currency translation, due particularly to the strengthening euro, British pound sterling and Canadian dollar against the U.S. dollar. The current year also includes six months of Stepan UK financial results compared to five months of financial results for the prior year, as improvements resulting from the enterprise resource planning (ERP) system implementation for Stepan UK in the fourth quarter of 2003 allowed Stepan UK to report its quarterly results without a one-month lag. Excluding the effects of foreign currency translation and the additional month for Stepan UK, net surfactant sales increased $27.1 million. Net sales for foreign operations increased $11.7 million on a 12 percent volume increase. The Company’s European and Mexican operations accounted for the improvement in foreign operations’ net sales, reporting increases of $7.4 million and $4.7 million, respectively. Sales volume for European operations increased 14 percent due to increases across all major product lines. Sales volume for Mexican operations increased 38 percent due to an increase in fabric softener sales volume, which contributed $3.6 million of Mexico’s year-to-year net sales increase. Domestic net sales increased $15.4 million, or seven percent, on sales volume that declined two percent. Second quarter 2004 price increases, effected for the purpose of passing on raw material price increases, and a change in sales mix compensated for the reduced sales volume and led to the rise in net sales. The decline in domestic sales volume, particularly in the first quarter of 2004, was due principally to the loss of business from two large customers who moved previously outsourced production into internal production facilities. The effect of the lost business was mitigated by the culmination of small to moderate sales volume gains for numerous Company product lines. The additional sales volume carried higher average selling prices than the business that was lost.

Surfactants operating income for the first half of 2004 increased $1.8 million, or 11 percent, over operating income reported for the first half of 2003. Surfactants operating income included approximately $0.2 million related to the extra month of Stepan UK’s results in the first half of 2004. Gross profit increased $1.6 million, or four percent, to $44.4 million for the first half of 2004 from $42.8 million for the first half of 2003. Excluding the effects of foreign currency translation and the additional month of Stepan UK, surfactants gross profit declined

$0.2 million, to $42.6 million. Domestic gross profit was up $0.2 million, or one percent, due to the previously noted selling price increases and sales mix change, the effects of which were largely offset by higher raw material costs. Excluding the effects of foreign currency translation and the additional month of Stepan UK, gross profit for foreign operations fell $0.4 million to $12.7 million for the first half of 2004 from $13.1 million for the first half of 2003. The drop in foreign operations gross profit reflected the continued negative effect of higher raw material costs. First half 2004 operating expenses decreased $0.3 million, or one percent, from first half 2003 operating expenses. Domestic expenses declined $0.8 million from year to year as marketing expenses and research expenses were down $0.5 million and $0.3 million, respectively. Marketing expenses fell due to reductions in many areas including salaries, travel and entertainment, equipment rental and advertising and promotion expenses. Research expenses were down due primarily to a greater allocation of resources required for the other segments. Expenses for foreign operations were up $0.5 million due to the unfavorable impact of foreign currency translation.

Polymers

Polymers net sales increased $23.0 million, or 37 percent, from year to year. A 21 percent increase in sales volume, higher prices, due primarily to partially passing raw material cost increases to customers, and $1.3 million of favorable foreign currency translation on European sales all led to the increase in net sales. Within the polymers segment, polyurethane polyols net sales, excluding the effect of foreign currency translation, increased $10.9 million, or 29 percent, on sales volume that grew 22 percent due primarily to additional domestic volume resulting from the improved economy and to an increased share of the growing European laminate board market. Higher selling prices also contributed as the Company benefited from a second quarter 2004 increase in selling prices, which passed a portion of raw material cost increases on to customers. PA’s net sales were up $7.9 million, or 45 percent, due to higher selling prices that reflected passing raw material cost increases on to customers as well as a second quarter 2004 manufacturing fee increase to merchant market customers and to sales volume that improved 18 percent. Increased demand from an improved economy drove the higher volume. Polyurethane systems net sales improved $2.9 million, or 36 percent, on sales volume that increased 42 percent due primarily to increased business with a customer that was first acquired during the second quarter of 2003.

Polymers operating income for the first half of 2004 increased $0.4 million, or five percent, over operating income for the first half of 2003. Gross profit was up $0.6 million, or five percent, from year to year. All businesses reported 2004 first half gross profit that exceeded 2003 first half gross profit. Gross profit for polyurethane systems grew $0.3 million, or 20 percent, due to the impact of higher sales volume, which was partially offset by rising raw material costs. Gross profit for polyurethane polyols increased $0.2 million, or two percent, due to the 22 percent increase in sales volume and the benefit of internal production at the Company’s European polyurethane polyol plant, which commenced operations in July 2003. Prior to July 2003, the Company outsourced most of its production of polyurethane polyols for the European market. Continued rising diethylene and orthoxylene costs negatively impacted the effect of increased sales volume. As noted in the quarter-to-quarter discussion, it is expected that raw material costs will continue to increase. As a result, selling price increases were announced effective July 1, 2004, in an effort to recoup some of the business lost profit margin. Gross profit for PA increased $0.1 million, or four percent, due to improved sales volume partially offset by the effects of higher raw material costs, which were particularly detrimental in the first quarter of the current year. Polymer operating expenses for the first half of 2004 were $0.2 million, or four percent, higher than operating expenses for the first half of 2003. Excluding the unfavorable effect of foreign currency translation, operating expenses were up $0.1 million from year to year due to operating expenses for the German polyol facility that did not exist at this time last year.

Specialty Products

Net sales for the first half of 2004 were $14.4 million, a $2.3 million, or 19 percent, increase from the $12.1 million reported in the prior year’s first half. Operating income increased $1.5 million to $4.4 million for the first half of 2004 from $2.9 million for the first half of 2003. The net sales and operating income gains reflected increased volumes for food ingredient and pharmaceutical applications. Operating expenses increased $0.2 million, or 15 percent, primarily due to a higher allocation of research resources to support the business.

Corporate Expenses

Corporate expenses, which primarily include corporate administrative (including legal and environmental expenses) and corporate manufacturing expenses that are not allocated to the reportable segments, increased $1.2 million, or eight percent, to $16.3 million in the second quarter of 2004 from $15.1 million in the second quarter of 2003. A $0.9 million increase in deferred compensation expense accounted for a part of the corporate expense increase. Deferred compensation expense was $0.6 million for the first half of 2004 compared to $0.3 million of income for the same period of 2003. Increases in the value of the Company’s stock and the mutual fund assets tied to the deferred compensation plan led to the 2004 expense. In addition to the change in deferred compensation expense, expenses in 2003 were favorably affected by a $1.0 million recovery of settlement costs related to an old legal case. Corporate expenses were favorably affected by a $0.5 million reduction in environmental remediation costs, as the prior year’s first half expenses included an increase in reserve requirements related to a contractual obligation for shared cleanup costs at a formerly owned site.

LIQUIDITY AND CAPITAL RESOURCES

Net cash from operating activities totaled $7.2 million for the first six months of 2004, compared to $20.4 million for the same period in 2003. The decrease of $13.2 million resulted mainly from higher working capital requirements in 2004. Working capital consumed $20.3 million for the first half of 2004, compared to $8.4 million for the comparable period last year, an increase of $11.9 million.

Accounts receivable increased by $39.5 million since December 31, 2003 versus $18.6 million for the comparable prior year period, driven mainly by higher sales both within and outside the U.S. Inventories decreased by $6.4 million for the first half of 2004 compared to an increase of $1.3 million for the same period in 2003. Accounts payable and accrued liabilities were a $12.7 million cash source in 2004 versus a $11.1 million cash source in 2003.

Capital expenditures for the current year to date have totaled $13.2 million, compared to $18.5 million for the first half of 2003. Capital spending for the full year is expected to be in the range of $32.0 million to $36.0 million.

Total Company debt increased by $9.4 million for the first six months of 2004, from $115.7 million to $125.1 million, as borrowings were used to finance working capital. The ratio of long-term debt to long-term debt plus shareholders’ equity was 39.3 percent at June 30, 2004, compared to 36.2 percent as of December 31, 2003.

The Company maintains contractual relationships with its U.S. banks that provide for revolving credit of up to $60 million, which may be drawn upon as needed for general corporate purposes through May 2, 2007 under a revolving credit agreement. As of June 30, 2004 there were borrowings totaling $16.7 million under this agreement. The Company also meets short-term liquidity requirements through uncommitted domestic bank lines of credit.

The Company’s foreign subsidiaries maintain bank term loans and short-term bank lines of credit in their respective countries to meet working capital requirements as well as to fund capital expenditure programs and acquisitions. As of June 30, 2004 the Company’s foreign subsidiaries had unused borrowing capacity of approximately $8.5 million, mostly in local currencies, under their short-term bank lines of credit.

The Company is in compliance with all of its loan agreements.

The Company anticipates that cash from operations and from committed credit facilities will be sufficient to fund anticipated capital expenditures, dividends and other planned financial commitments for the foreseeable future. Any substantial acquisitions would require additional funding.

PENSION FUNDING

As disclosed in its Form 10-K for the year ended December 31, 2003, the Company expected to contribute $3,841,000 to its U.S. qualified pension plans and to pay $117,000 related to its unfunded non-qualified plans in 2004. In April 2004, pension relief legislation was signed into law; as a result, the Company now expects to contribute $1,574,000 to its U.S. qualified pension plans in 2004. The original estimate for the unfunded non-qualified plans is unchanged. As of June 30, 2004, $482,000 had been contributed to the qualified plans and $75,000 had been paid related to the non-qualified plans.

OUTLOOK

The Company expects that new commercial opportunities and an improving economy should lead to second half 2004 sales volume that is higher than sales volume for the second half of 2003. Higher crude oil prices continue to drive up raw material costs that the Company must recover in the market place. Selling price increases were announced effective July 1, 2004, for surfactants and for polyurethane polyols. The Company expects further margin recovery and earnings growth during the balance of the year. It is anticipated that 2004 earnings will continue to show improvement over 2003.

ENVIRONMENTAL AND LEGAL MATTERS

The Company is subject to extensive federal, state and local environmental laws and regulations. Although the Company’s environmental policies and practices are designed to ensure compliance with these laws and regulations, future developments and increasingly stringent environmental regulation could require the Company to make additional unforeseen environmental expenditures. The Company will continue to invest in the equipment and facilities necessary to comply with existing and future regulations. Recurring costs associated with the operation and maintenance of facilities for waste treatment and disposal and managing environmental compliance in ongoing operations at our manufacturing locations were approximately $4.0 million and $3.9 million for the first six months of 2004 and 2003, respectively. While difficult to project, it is not anticipated that these recurring expenses will increase significantly in the future.

The Company has been named by the government as a potentially responsible party at 21 waste disposal sites where cleanup costs have been or may be incurred under CERCLA and similar state statutes. In addition, damages are being claimed against the Company in general liability actions for alleged personal injury or property damage in the case of some disposal and plant sites. The Company believes that it has made adequate provisions for the costs it may incur with respect to the sites. It is the Company’s accounting policy to record liabilities when environmental assessments and/or remediation efforts are probable and the cost or range of possible costs can be reasonably estimated. When no amount within the range is a better estimate than any other amount, the minimum amount within the range is accrued. Some of the factors on which the Company bases its estimates include information provided by feasibility studies, potentially responsible party negotiations and the development of remediation plans. Because reported liabilities are recorded based on estimates, actual amounts could differ from those estimates. After partial remediation payments at certain sites, the Company has estimated a range of possible environmental and legal losses from $8.7 million to $40.7 million at June 30, 2004. At June 30, 2004 and December 31, 2003, the Company’s reserve was $18.9 million and $19.6 million, respectively, for legal contingencies and environmental matters. During the first six months of 2004, non-capital cash payments related to legal and environmental matters, including payments to legal counsel, approximated $2.8 million compared to $1.1 million for the first six months of 2003.

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

Part II OTHER INFORMATION

Item 1 - Legal Proceedings

Maywood, New Jersey, Site

The Company’s site in Maywood, New Jersey and property formerly owned by the Company adjacent to its current site, were listed on the National Priorities List in September 1993 pursuant to the provisions of the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) because of certain alleged chemical contamination. Pursuant to an Administrative Order on Consent entered into between the United States Environmental Protection Agency (USEPA) and the Company for property formerly owned by the Company, and the issuance of an order by USEPA to the Company for property currently owned by the Company, the Company completed a Remedial Investigation Feasibility Study (RI/FS) in 1994. The Company submitted the Draft Final FS for Soil and Source Areas (Operable Unit 1) in September 2002. In addition, the Company submitted the Draft Final FS for Groundwater (Operable Unit 2) in June 2003. Discussions between USEPA and the Company regarding the chemical remediation are continuing. The Company is awaiting the issuance of a Record of Decision (ROD) from USEPA relating to the currently owned and formerly owned Company property and the proposed remediation. The final ROD will be issued sometime after a public comment period.

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

The Company believes it has adequate reserves for claims associated with the Maywood site, and has recorded a liability for the estimated probable costs it expects to incur at the site related to remediation of chemical contamination. However, depending on the results of the ongoing discussions regarding the Maywood site, particularly radiological contamination, the final cost of the remediation could differ from the current estimates.

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

Regarding the D’Imperio Superfund Site, USEPA previously indicated it would seek penalty claims against the Company based on the Company’s alleged noncompliance with the modified Unilateral Administrative Order (Order). The Company entered into a Consent Decree with USEPA, which resolves all claims asserted against the Company for the alleged noncompliance with the Order. Following the requisite notice and comment period, the Company expects the Consent Decree to be entered by the court in 2004. The payment due under the Consent Decree will not have a material impact on the financial position, results of operations or cash flows of the Company. In addition, the Company received notice from the New Jersey Department of Environmental Protection (NJDEP) dated March 21, 2001, that NJDEP will pursue cost recovery against the alleged responsible parties, including the Company. The NJDEP’s claims include costs related to remediation of the D’Imperio Superfund Site in the amount of $434,406 and alleged natural resource damages in the amount of $529,584 (as of November 3, 2000). The NJDEP settled such claims against the alleged responsible parties, resulting in the Company paying its portion ($83,061) in July 2002. This payment is subject to reallocation after the allocation phase of the above-identified trial, if any. Also, USEPA issued a Unilateral Administrative Order dated November 5, 2003, directed to all PRPs to perform certain remedial activities at the D’Imperio Superfund Site. The cost for all PRPs for this work is estimated to be $300,000 to $450,000. The Company would be responsible for its allocated share of these costs. The amount due by the Company will not have a material impact on the financial position, results of operations or cash flows of the Company.

Wilmington Site

The Company has received two Requests for Information from the Commonwealth of Massachusetts Department of Environmental Protection relating to the Company’s formerly-owned site at 51 Eames Street, Wilmington, Massachusetts, the most recent of which was in October 2002. The Company’s response to the October 2002 request was filed in December 2002. Remediation at this site is being managed by its current owner to whom the Company sold the property in 1980. The Company subsequently entered into an agreement with the current owner whereby the Company is obligated to contribute to the response costs associated with this site once total site remediation costs exceed certain levels. In July 2003, the Company received a notice that contribution levels had been reached and a demand for payment from the current owner as to the Company’s outstanding share of environmental response costs incurred to-date ($0.9 million) is due under the terms of the agreement. The Company evaluated the current owner’s demand for payment and paid the current owner $0.9 million in two installments in March 2004 and April 2004. In July 2004, the Company received a demand for payment from the current owner requesting payment for the first and second quarters of 2004. The total amount owed is approximately $67,000. The Company is currently evaluating this most recent demand for payment. Under the agreement, the Company is obligated to contribute up to five percent of future response costs associated with this site with no limitation on the ultimate amount of contributions. The Company has recorded a reserve of $0.7 million for current and future claims associated with this site. However, depending on the ultimate cost of the remediation at this site, the amount for which the company is liable could differ from the current estimates. In addition, the Company and other prior owners entered into an agreement in April 2004 waiving certain statute of limitations defenses for claims which may be filed by the Town of Wilmington, Massachusetts, in connection with this site. While the Company has denied any liability for any such claims, the Company agreed to this waiver while the parties continue to discuss the resolution of any potential claim, which may be filed.

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

Martin Aaron Site

The Company received a Section 104(e) Request for Information from USEPA dated June 2, 2003, regarding the Martin Aaron Site located in Camden, New Jersey. The Company’s response was submitted on August 11, 2003. In addition, the Company and other PRPs received a Notice of Potential Liability and Demand for Reimbursement of Costs Expended at this site dated June 9, 2004. The Company and other PRPs have requested an extension until August 27, 2004, to file their response. The Company continues to investigate this matter and therefore, cannot predict what its liability, if any, will be for this site.

Wells G & H Superfund Site

The Company received a Section 104(e) Request for Information from USEPA dated December 15, 2003, regarding the Wells G & H Superfund Site located in Woburn, Massachusetts. The Company’s response was submitted on March 18, 2004. The Company continues to investigate this matter and therefore, cannot predict what its liability, if any, will be for this site.

Bottle House Site

The Company received a notice from the Pennsylvania Department of Environmental Protection dated June 23, 2004, regarding the Bottle House Site located in City of Allentown, Lehigh County, Pennsylvania. A response to this notice is due on or about August 16, 2004. The Company is currently investigating this matter, and therefore, cannot predict what its liability, if any, will be for this site.

Item 2 - Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Below is a summary by month of share purchases by the Company during the first six months of 2004:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January	—		—	N/A	N/A
February	—		—	N/A	N/A
March	8,649	(a)	$22.34	N/A	N/A
April	56,774	(a)	$23.90	N/A	N/A
May	—		—	N/A	N/A
June	—		—	N/A	N/A

(a)	Reflects shares of the Company’s common stock, owned by employees for more than six months, which were tendered by employees in lieu of cash when exercising stock options.

Item 6 – Exhibits and Reports on Form 8-K

(a)	Exhibit (4)t(1)	–	Copy of Second Amendment dated as of May 3, 2004, to Amended 1993 Note Agreement, Amended 1995 Note Agreement, Amended 1998 Note Agreement and 2002 Note Purchase Agreement

(b)	Exhibit 31.1	–	Certification of Chairman and Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)

(c)	Exhibit 31.2	–	Certification of Vice President and Corporate Controller pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)

(d)	Exhibit 32	–	Certification pursuant to 18 U.S.C. Section 1350

(e)	Reports on Form 8-K

Form 8-K, which was filed on July 22, 2004, included a press release, which provided certain information with respect to the Company’s financial results for the second quarter ended June 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEPAN COMPANY

/s/ James E. Hurlbutt
Vice President and Corporate Controller

Date: August 5, 2004