Form 10-Q
period 2004-09-30
STEPAN CO
filed 2004-11-05
CIK 94049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2004
Common Stock, $1 par value	8,984,790 Shares

Part I FINANCIAL INFORMATION

Item 1 - Financial Statements

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Unaudited

(Dollars in thousands, except per share amounts)	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Net Sales	$238,697	$196,066	$696,431	$583,575
Cost of Sales	212,490	169,173	610,076	501,395

Gross Profit	26,207	26,893	86,355	82,180

Operating Expenses:
Marketing	7,066	7,230	21,660	21,714
Administrative	8,353	10,549	26,043	26,223
Research, development and technical services	6,770	6,113	19,516	18,690

	22,189	23,892	67,219	66,627

Operating Income	4,018	3,001	19,136	15,553

Other Income (Expenses):
Interest, net	(1,704)	(2,034)	(5,557)	(6,253)
Income from equity in joint venture	441	619	1,459	1,796
Foreign exchange gain (loss) and other, net	11	179	(760)	1,268

	(1,252)	(1,236)	(4,858)	(3,189)

Income Before Provision for Income Taxes	2,766	1,765	14,278	12,364
Provision for Income Taxes	875	467	4,555	4,018

Net Income	$1,891	$1,298	$9,723	$8,346

Net Income Per Common Share (Note 6):
Basic	$0.19	$0.12	$1.02	$0.87

Diluted	$0.19	$0.12	$1.00	$0.85

Shares Used to Compute Net Income Per Common Share (Note 6):
Basic	8,981	8,886	8,964	8,884

Diluted	9,038	9,084	9,696	9,085

Dividends per Common Share	$0.1925	$0.1900	$0.5775	$0.5700

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(Dollars in thousands)	September 30, 2004	December 31, 2003
Assets
Current Assets:
Cash and cash equivalents	$7,019	$4,235
Receivables, net	146,098	113,353
Inventories (Note 3)	67,105	70,548
Deferred income taxes	8,826	8,077
Other current assets	9,301	8,247

Total current assets	238,349	204,460

Property, Plant and Equipment:
Cost	766,169	745,097
Less: accumulated depreciation	563,134	534,432

Property, plant and equipment, net	203,035	210,665

Goodwill, net (Note 9)	7,781	7,621

Other intangible assets, net (Note 9)	10,679	12,016

Other non-current assets	27,961	29,455

Total assets	$487,805	$464,217

Liabilities and Stockholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$16,425	$23,670
Accounts payable	79,421	74,113
Accrued liabilities	36,273	35,156

Total current liabilities	132,119	132,939

Deferred income taxes	13,797	14,570

Long-term debt, less current maturities	115,500	92,004

Other non-current liabilities	58,443	62,637

Commitments and Contingencies (Note 4)

Minority Interest (Note 10)	945	—

Stockholders’ Equity:
5-1/2% convertible preferred stock, cumulative, voting without par value; authorized 2,000,000 shares; issued 581,482 shares in 2004 and 582,082 shares in 2003	14,537	14,552
Common stock, $1 par value; authorized 30,000,000 shares; Issued 10,022,541 shares in 2004 and 9,900,265 shares in 2003	10,023	9,900
Additional paid-in capital	23,846	22,277
Accumulated other comprehensive loss (Note 7)	(18,560)	(19,560)
Retained earnings (unrestricted approximately $33,500 in 2004 and $29,027 in 2003)	158,724	154,780
Less: Treasury stock, at cost 1,037,751 shares in 2004 and 966,671 in 2003	(21,569)	(19,882)

Stockholders’ equity	167,001	162,067

Total liabilities and stockholders’ equity	$487,805	$464,217

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Nine Months Ended September 30
(Dollars in thousands)	2004	2003
Cash Flows From Operating Activities
Net income	$9,723	$8,346
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,564	30,466
Recognition of deferred revenue	(284)	(344)
Deferred income taxes	(1,725)	(1,108)
Other non-cash items	1,485	(1,392)
Changes in assets and liabilities:
Receivables, net	(32,745)	(12,826)
Inventories	3,443	(1,534)
Accounts payable and other accrued liabilities	4,900	9,300
Pension liabilities	(348)	1,603
Environmental and legal liabilities	(1,579)	2,520
Other current assets	(1,054)	(325)

Net Cash Provided by Operating Activities	12,380	34,706

Cash Flows From Investing Activities
Expenditures for property, plant and equipment	(23,243)	(24,744)
Dividend from Philippine joint venture	1,700	—
Other non-current assets	275	(2,335)
Formation of China joint venture	945	—

Net Cash Used in Investing Activities	(20,323)	(27,079)

Cash Flows From Financing Activities
Revolving debt and notes payable to banks, net	17,079	15,370
Other debt borrowings	16,167	—
Other debt repayments	(16,995)	(16,599)
Dividends paid	(5,779)	(5,664)
Stock option exercises	495	97
Other	(302)	(17)

Net Cash Provided by (Used In) Financing Activities	10,665	(6,813)

Effect of Exchange Rate Changes on Cash	62	(858)

Net Increase (Decrease) in Cash and Cash Equivalents	2,784	(44)
Cash and Cash Equivalents at Beginning of Period	4,235	3,188

Cash and Cash Equivalents at End of Period	$7,019	$3,144

Supplemental Cash Flow Information:
Cash payments of interest	$5,713	$6,086

Cash payments of income taxes, net of refunds	$6,765	$4,747

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

Unaudited

1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements included herein have been prepared by the Stepan Company (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate and make the information presented not misleading. In the opinion of management all normal recurring adjustments necessary to present fairly the condensed consolidated financial position of the Company as of September 30, 2004, and the condensed consolidated results of operations for the three and nine months then ended and cash flows for the nine months then ended have been included.

The Company includes the financial statements of its Chinese joint venture in its consolidated financial statements on a three month lag basis; accordingly, the Company’s September 30, 2004, financial statements reflect the joint venture partners’ initial investment (which was made as of June 30, 2004) as minority interest.

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

(In thousands, except per share amounts)	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2004	2003	2004	2003
Net income, as reported	$1,891	$1,298	$9,723	$8,346
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	177	160	518	456

Net income, pro forma	$1,714	$1,138	$9,205	$7,890

Earnings per share:
Basic - as reported	$0.19	$0.12	$1.02	$0.87

Basic - pro forma	$0.17	$0.11	$0.96	$0.82

Diluted - as reported	$0.19	$0.12	$1.00	$0.85

Diluted - pro forma	$0.17	$0.10	$0.95	$0.80

3.	INVENTORIES

Inventories comprise the following:

(Dollars in thousands)	September 30, 2004	December 31, 2003
Finished products	$44,259	$47,809
Raw materials	22,846	22,739

Total inventories	$67,105	$70,548

Inventories priced using the last-in, first-out (LIFO) inventory valuation method as of September 30, 2004 and December 31, 2003, amounted to 78 percent of total inventories. If the first-in, first-out (FIFO) inventory valuation method had been used for all inventories, inventory balances would have been approximately $13.2 million and $8.6 million higher than reported at September 30, 2004, and December 31, 2003, respectively.

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

After partial remediation payments at certain sites, the Company has estimated a range of possible environmental and legal losses from $8.6 million to $40.2 million at September 30, 2004. At September 30, 2004, the Company’s best estimate of the reserve for such losses was $18.8 million for legal contingencies and environmental matters compared to $19.6 million at December 31, 2003.

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

Regarding the D’Imperio Superfund Site, USEPA previously indicated it would seek penalty claims against the Company based on the Company’s alleged noncompliance with the modified Unilateral Administrative Order (Order). The Company entered into a Consent Decree with USEPA, which resolves all claims asserted against the Company for the alleged noncompliance with the Order. Following the requisite notice and comment period, the Company expects the Consent Decree to be entered by the court in the final quarter of 2004. The payment due under the Consent Decree will not have a material impact on the financial position, results of operations or cash flows of the Company. In addition, the Company received notice from the New Jersey Department of Environmental Protection (NJDEP) dated March 21, 2001, that NJDEP will pursue cost recovery against the alleged responsible parties, including the Company. The NJDEP’s claims include costs related to remediation of the D’Imperio Superfund Site in the amount of $434,406 and alleged natural resource damages in the amount of $529,584 (as of November 3, 2000). The NJDEP settled such claims against the alleged responsible parties, resulting in the Company paying its portion ($83,061) in July 2002. This payment is subject to reallocation after the allocation phase of the above-identified trial, if any. Also, USEPA issued a Unilateral Administrative Order dated November 5, 2003, directed to all PRPs to perform certain remedial activities at the D’Imperio Superfund Site. The cost for all PRPs for this work is estimated to be $300,000 to $450,000. The Company would be responsible for its allocated share of these costs. The amount due by the Company will not have a material impact on the financial position, results of operations or cash flows of the Company.

Wilmington Site

The Company has received two Requests for Information from the Commonwealth of Massachusetts Department of Environmental Protection relating to the Company’s formerly-owned site at 51 Eames Street, Wilmington, Massachusetts, the most recent of which was in October 2002. The Company’s response to the October 2002 request was filed in December 2002. Remediation at this site is being managed by its current owner to whom the Company sold the property in 1980. The Company subsequently entered into an agreement with the current owner whereby the Company is obligated to contribute to the response costs associated with this site once total site remediation costs exceed certain levels. In July 2003, the Company received a notice that contribution levels had been reached and a demand for payment from the current owner as to the Company’s outstanding share of environmental response costs incurred through that date ($0.9 million) was due under the terms of the agreement. The Company evaluated the current owner’s demand for payment and paid the current owner $0.9 million in two installments in March 2004 and April 2004. In September 2004, the Company paid the current owner an additional $0.1 million for environmental response costs incurred in the fourth quarter of 2003 and the first and second quarters of 2004. Under the agreement, the Company is obligated to contribute up to five percent of future response costs associated with this site with no limitation on the ultimate amount of contributions. The Company has recorded a reserve of $0.6 million for current and future claims associated with this site. However, depending on the ultimate cost of the remediation at this site, the amount for which the company is liable could differ from the current estimates. In addition, the Company and other prior owners entered into an agreement in April 2004 waiving certain statute of limitations defenses for claims which may be filed by the Town of Wilmington, Massachusetts, in connection with this site. While the Company has denied any liability for any such claims, the Company agreed to this waiver while the parties continue to discuss the resolution of any potential claim that may be filed.

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

Martin Aaron Site

The Company received a Section 104(e) Request for Information from USEPA dated June 2, 2003, regarding the Martin Aaron Site located in Camden, New Jersey. The Company’s response was submitted on August 11, 2003. In addition, the Company and other PRPs received a Notice of Potential Liability and Demand for Reimbursement of Costs Expended at this site dated June 9, 2004. The Company has not yet filed a response. The Company continues to investigate this matter and, therefore, cannot predict what its liability, if any, will be for this site.

Wells G & H Superfund Site

The Company received a Section 104(e) Request for Information from USEPA dated December 15, 2003, regarding the Wells G & H Superfund Site located in Woburn, Massachusetts. The Company’s response was submitted on March 18, 2004. The Company continues to investigate this matter and, therefore, cannot predict what its liability, if any, will be for this site.

Bottle House Site

The Company received a notice from the Pennsylvania Department of Environmental Protection dated June 23, 2004, regarding the Bottle House Site located in City of Allentown, Lehigh County, Pennsylvania. The Company’s response was submitted on September 24, 2004. The Company continues to investigate this matter and, therefore, cannot predict what its liability, if any, will be for this site.

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

5.	PENSION PLANS

Components of Net Periodic Benefit Cost

	UNITED STATES
(Dollars in thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Service cost	$803	$740	$2,558	$2,316
Interest cost	1,380	1,277	4,232	3,995
Expected return on plan assets	(1,617)	(1,519)	(4,902)	(4,752)
Amortization of prior service cost	111	84	285	263
Amortization of net loss	223	35	871	109

Net periodic benefit cost	$900	$617	$3,044	$1,931

	UNITED KINGDOM
(Dollars in thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Service cost	$144	$101	$432	$303
Interest cost	167	128	502	384
Expected return on plan assets	(145)	(110)	(436)	(330)
Amortization of net loss	13	11	39	33

Net periodic benefit cost	$179	$130	$537	$390

Employer Contributions

As disclosed in its financial statements for the year ended December 31, 2003, the Company expected to contribute $3,841,000 to its U.S. qualified pension plans and to pay $117,000 related to its unfunded non-qualified plans in 2004. In April 2004, pension relief legislation was signed into law, and significantly reduced the Company’s required 2004 contribution to its U.S. qualified pension plans. In the third quarter of 2004, management elected to make a contribution to its U.S. qualified pension plans in excess of the minimum required for 2004. Accordingly, as of September 30, 2004, $3,631,000 had been contributed to the U.S. qualified pension plans and $96,000 had been paid related to the non-qualified plans. The Company does not anticipate making any additional contributions in 2004 to its U.S. qualified pension plans.

6.	EARNINGS PER SHARE

Below is the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2004 and 2003.

(In thousands, except per share amounts)	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Computation of Basic Earnings per Share
Net income	$1,891	$1,298	$9,723	$8,346
Deduct dividends on preferred stock	(200)	(200)	(600)	(600)

Income applicable to common stock	$1,691	$1,098	$9,123	$7,746

Weighted-average number of common shares outstanding	8,981	8,886	8,964	8,884

Basic earnings per share	$0.19	$0.12	$1.02	$0.87

(In thousands, except per share amounts)	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Computation of Diluted Earnings per Share
Net income	$1,891	$1,298	$9,723	$8,346
Deduct dividends on preferred stock (A)	(200)	(200)	—	(600)

Income applicable to common stock	$1,691	$1,098	$9,723	$7,746

Weighted-average number of common shares outstanding	8,981	8,886	8,964	8,884
Add net shares issuable from assumed exercise of options (under treasury stock method)	57	198	68	201
Add weighted-average shares issuable from assumed conversion of convertible preferred stock (A)	—	—	664	—

Shares applicable to diluted earnings	9,038	9,084	9,696	9,085

Diluted earnings per share	$0.19	$0.12	$1.00	$0.85

(A)	The assumed conversion of convertible preferred stock is antidilutive for the three months ended September 30, 2004 and September 30, 2003 and for the nine months ended September 30, 2003, and accordingly, is excluded from the diluted earnings per share calculation.

7.	COMPREHENSIVE INCOME

Comprehensive income includes net income and all other non-owner changes in equity that are not reported in net income. Below is the Company’s comprehensive income for the three and nine months ended September 30, 2004 and 2003.

(Dollars in thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Net income	$1,891	$1,298	$9,723	$8,346
Other comprehensive income:
Foreign currency translation gain/(loss)	987	(2,414)	1,035	960
Unrealized gain/(loss) on securities	(107)	25	(35)	352

Comprehensive income	$2,771	$(1,091)	$10,723	$9,658

At September 30, 2004, the total accumulated other comprehensive loss of $18,560,000 consisted of $4,754,000 of foreign currency translation adjustments, $89,000 of unrealized gains on securities (net of income taxes of $60,000) and $13,895,000 of minimum pension liability adjustments (net of income taxes of $9,000,000). At December 31, 2003, the total accumulated other comprehensive loss of $19,560,000 included $5,789,000 of foreign currency translation adjustments, $124,000 of unrealized gains on securities (net of income taxes of $83,000) and $13,895,000 of minimum pension liability adjustments (net of income taxes of $9,000,000). Unrealized gains on securities relate entirely to investments held for the deferred compensation plans.

8.	SEGMENT REPORTING

The Company has three reportable segments: surfactants, polymers and specialty products. Financial results of the Company’s operating segments for the three and nine months ended September 30, 2004 and 2003, are summarized below:

(Dollars in thousands)	Surfactants	Polymers	Specialty Products	Segment Totals
For the three months ended September 30, 2004
Net sales	$177,979	$54,657	$6,061	$238,697
Operating income	5,157	6,567	1,015	12,739

For the three months ended September 30, 2003
Net sales	$150,330	$39,018	$6,718	$196,066
Operating income	5,963	5,064	1,742	12,769

For the nine months ended September 30, 2004
Net sales	$535,395	$140,545	$20,491	$696,431
Operating income	23,940	14,781	5,426	44,147

For the nine months ended September 30, 2003
Net sales	$462,854	$101,913	$18,808	$583,575
Operating income	22,899	12,868	4,620	40,387

Below are reconciliations of segment operating income to consolidated income before income taxes:

(Dollars in thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Operating income segment totals	$12,739	$12,769	$44,147	$40,387
Unallocated corporate expenses	(8,721)	(9,768)	(25,011)	(24,834)
Interest expense	(1,704)	(2,034)	(5,557)	(6,253)
Equity in earnings of joint venture	441	619	1,459	1,796
Foreign exchange and other, net	11	179	(760)	1,268

Consolidated income before income taxes	$2,766	$1,765	$14,278	$12,364

Unallocated corporate expenses include corporate administrative (including legal and environmental expenses) and corporate manufacturing expenses, which are not included in segment operating income and are not used to evaluate segment performance.

9.	GOODWILL AND OTHER INTANGIBLE ASSETS

The Company’s net carrying values of goodwill were $7,781,000 and $7,621,000 as of September 30, 2004 and December 31, 2003, respectively. The entire amount of goodwill related to the surfactants reporting unit. The change in net carrying value resulted from the effects of currency translation.

The following table reflects the components of all other intangible assets, which have finite lives, as of September 30, 2004 and December 31, 2003.

(Dollars in thousands)	Gross Carrying Amount		Accumulated Amortization
	Sept. 30, 2004	Dec. 31, 2003	Sept. 30, 2004	Dec. 31, 2003
Other Intangible Assets:
Patents	$2,000	$2,000	$833	$733
Trademarks, customer lists, know-how	18,428	18,406	9,016	8,007
Non-compete agreements	2,340	2,310	2,240	1,960

Total	$22,768	$22,716	$12,089	$10,700

Aggregate amortization expenses for the three and nine months ended September 30, 2004, were $421,000 and $1,334,000, respectively. Aggregate amortization expenses for the three and nine six months ended September 30, 2003 were $417,000 and $1,329,000, respectively. Estimated amortization expense for identifiable intangibles assets, other than goodwill, for the current and each of the five succeeding fiscal years are as follows:

(Dollars in thousands)
For year ending 12/31/04	$1,639
For year ending 12/31/05	$1,624
For year ending 12/31/06	$1,461
For year ending 12/31/07	$1,461
For year ending 12/31/08	$1,457
For year ending 12/31/09	$1,370

10.	MINORITY INTEREST - CHINA JOINT VENTURE

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

11.	STATEMENTS OF CASH FLOWS

Non-cash financing activities for the nine months ended September 30, 2004, included the receipt into treasury of 71,123 shares of the Company’s common stock tendered in lieu of cash by employees exercising options on 95,016 shares of the Company’s common stock. The tendered shares, which were owned by employees for more than six months, were valued at $1,688,000.

12.	RECENT ACCOUNTING PRONOUNCEMENTS

In March 2004, the Financial Accounting Standards Board (FASB) ratified the consensus reached by the Emerging Issues Task Force (EITF) with respect to EITF Issue No. 03-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. Issue No 03-1 provides guidance for determining when an investment classified as either available-for-sale or held-to-maturity is other-than-temporarily impaired. An investment is impaired if the fair value of the investment is less than its cost. The impairment is considered other-than-temporary unless the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for a forecasted recovery of fair value up to or beyond the cost of the investment, and evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. Originally, this guidance was to be applied in impairment evaluations made in reporting periods beginning after June 15, 2004; however, on September 30, 2004, the FASB delayed the effective date of certain provisions of EITF Issue No. 03-1 to an as yet undetermined date. Had the guidance, as currently written, been applied during the three month period ended September 30, 2004, the Company would have recognized an impairment loss of approximately $214,000.

13.	RECLASSIFICATIONS

Certain amounts in the 2003 financial statements have been reclassified to conform to the 2004 presentation, notably $68,000 and $1,072,000 of foreign exchange gains for the three and nine months ended September 30, 2003, respectively, were reclassified from ‘Cost of Sales’ to ‘Foreign exchange gain (loss) and other, net’ in the 2003 statements of income.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2004 and 2003

Summary

Net income for the third quarter of 2004 increased 46 percent, to $1.9 million, or $0.19 per diluted share, compared to $1.3 million, or $0.12 per diluted share, for the third quarter of 2003. Below is a summary discussion of the major factors leading to the quarter-to-quarter increase in net income. A detailed discussion of third quarter 2004 segment operating performance follows the summary.

Consolidated net sales increased $42.6 million, or 22 percent, to $238.7 million for the third quarter of 2004 from $196.1 million for the third quarter of 2003. The effect of foreign currency translation, which reflected the strengthening of the European euro, British pound sterling and Canadian dollar against the U.S. dollar, contributed $4.4 million of the increase in consolidated net sales. Surfactants segment net sales were up $27.6 million, or 18 percent, due to higher selling prices, increased U.S. (‘domestic’) sales volume and favorable foreign currency translation. Net sales for the polymers segment increased $15.6 million, or 40 percent, due to higher sales volume for all businesses and higher selling prices. The specialty products segment reported a $0.6 million, or 10 percent, decrease in net sales due to lower sales of pharmaceutical products.

Operating income increased 34 percent, to $4.0 million for the third quarter of 2004 from $3.0 million for the same quarter of 2003. Operating expenses, which declined $1.7 million, or seven percent, from quarter to quarter accounted for most of the operating income improvement. A $1.1 million favorable swing in deferred compensation expense arising from a decrease in the price of the Company’s stock used to compute changes in deferred compensation accounted for part of the operating expense decline. In addition, 2003 third quarter operating expenses included $1.5 million of charges for potential future environmental remediation. No such expenses were recognized in the third quarter of 2004. Research expenses were up $0.7 million from quarter to quarter primarily due to costs for testing and registering biocidal products and for outside consulting on new technologies. Gross profit was down $0.7 million, or three percent, between quarters, as rising raw material costs negated the impact of higher sales volumes. Only the polymers segment posted a quarter-to-quarter increase in gross profit. In the surfactants segment, growth in domestic operations’ gross profit was more than offset by a decline in gross profit from foreign operations, where rising raw material costs have been difficult to pass on to customers, particularly in Europe where excess manufacturing capacity exists in the industry.

Interest expense declined $0.3 million, or 16 percent, from quarter to quarter due to a higher proportion of bank debt, which carries lower interest rates than the Company’s long-term notes. Lower average debt levels also contributed to the decline.

Income from the Company’s Philippine joint venture fell $0.2 million due to lower sales volume and a less favorable mix of sales.

Foreign exchange and other, net, which includes foreign exchange gains and losses and investment-related income and expense, was $11,000 for the third quarter of 2004 versus the $0.2 million of income reported in the third quarter of 2003.

The effective tax rate was 31.6 percent for the third quarter ended September 30, 2004, compared to 26.5 percent for the third quarter ended September 30, 2003. The higher effective tax rate was primarily attributable to a lower tax benefit realized on foreign joint venture equity income and tax credits as a percentage of consolidated income.

Segment Results

(Dollars in thousands)	Surfactants	Polymers	Specialty Products	Segment Results	Corporate	Total
For the three months ended September 30, 2004
Net sales	$177,979	$54,657	$6,061	$238,697	—	$238,697
Operating income	5,157	6,567	1,015	12,739	(8,721)	4,018

For the three months ended September 30, 2003
Net sales	$150,330	$39,018	$6,718	$196,066	—	$196,066
Operating income	5,963	5,064	1,742	12,769	(9,768)	3,001

Surfactants

Surfactants net sales for the third quarter of 2004 increased $27.6 million, or 18 percent, from net sales for the third quarter of 2003. Approximately $3.9 million of the increase was attributable to the favorable effects of foreign currency translation, due particularly to the strengthening euro, British pound sterling and Canadian dollar against the U.S. dollar. Excluding the effects of foreign currency translation, net surfactant sales increased $23.7 million. Domestic operations accounted for most of the increase as net sales improved $21.4 million, or 23 percent, due to selling price increases that were effected in the second and third quarters of 2004 to pass rising raw material costs on to customers and to a 10 percent growth in sales volume. The higher selling prices accounted for about $12.0 million of the net sales increase. All domestic businesses contributed to the quarter-to-quarter sales volume increase, particularly laundry and cleaning products, which accounted for 38 percent of the domestic improvement. Excluding the effects of foreign currency translation, net sales for foreign operations increased $2.4 million, or four percent, despite a one percent decline in sales volume. The Company’s Mexican subsidiary accounted for the foreign operations’ net sales improvement, reporting a net sales increase of $3.5 million. Sales volume for Mexican operations increased 42 percent due primarily to an increase in fabric softener sales volume, which contributed $2.8 million of Mexico’s quarter-to-quarter net sales growth. Net sales for European operations fell $1.2 million, or three percent, on a three percent sales volume decline.

Surfactants third quarter 2004 operating income decreased $0.8 million, or 14 percent, from third quarter 2003 operating income. Operating income for domestic operations increased $1.6 million while operating income for foreign operations declined $2.4 million. Gross profit was $17.9 million for the third quarter of 2004, down $0.9 million from the $18.7 million reported for the third quarter of 2003. Domestic gross profit for the third quarter of 2004 was up $1.9 million, or 16 percent, from third quarter 2003 gross profit. Higher sales volume and a favorable sales mix led to the increase in gross profit. Prices for most major surfactant raw materials increased during the third quarter, as high global demand kept supplies tight and crude oil prices continued to rise. Because raw material prices are expected to continue rising in the short-term, the Company announced additional selling price increases effective October 1, 2004. This is the third such increase in 2004. Third quarter 2004 gross profit for foreign operations fell $2.8 million, or 41 percent, from gross profit for last year’s third quarter. Gross profits were up for the Company’s Mexican and Canadian subsidiaries by $0.3 million and $0.2 million, respectively, but their impact on foreign operations gross profit was more than offset by European operations’ gross profit that dropped $3.3 million. Higher raw material costs drove the decline, as the Company has not been successful in passing rising costs to customers, particularly in the United Kingdom, due to excess industry manufacturing capacity in Europe. It should be noted that in September 2004 a fire at Stepan UK’s manufacturing plant destroyed equipment used for drying certain surfactant products. The equipment represented a small portion of the facility’s capacity, and the event had a negligible effect on third quarter profits. Replacement of the equipment would take nine to twelve months, with the funding coming from insurance proceeds. Business interruption insurance is also in place and will aid in defraying losses suffered while the equipment is not in service. The effect on future profits is unknown at this time. Operating expenses were essentially unchanged at $12.7 million from quarter to quarter. Expenses for domestic operations increased $0.4 million, due to higher research and development costs related to the testing and registering of biocidal products and due to increased outside consulting on new poly-amino surfactant technologies. Operating expenses for foreign operations fell $0.4 million due principally to lower European administrative expenses.

Polymers

Polymers net sales for the third quarter of 2004 increased $15.6 million, or 40 percent, over net sales for the third quarter of 2003. Higher selling prices, a 13 percent increase in sales volume, and $0.5 million of favorable foreign currency translation on European sales all led to the increase in net sales. Within the polymers segment, phthalic anhydride’s (PA) net sales were up $7.4 million, or 81 percent, due to higher selling prices and a 15 percent increase in sales volume. Raw material cost increases, which were passed on to PA customers, as well as a second quarter 2004 manufacturing fee increase to merchant market customers led to the increase in net sales. An improved domestic economy accounted for the sales volume improvement, as volumes to all major customers increased. Net sales for polyurethane polyols increased $6.9 million, or 28 percent, on higher selling prices and sales volume. Excluding the favorable effect of foreign currency exchange, the average selling price for the third quarter of 2004 was up about 15 percent over the average selling price for the third quarter of 2003, reflecting selling price increases effected in the second and third quarters of 2004 to allay the effect of rising raw material prices. Sales volume grew nine percent, which reflected an improved U.S. construction economy and a growing share of the European laminate board market. Polyurethane systems net sales improved $1.3 million, or 27 percent, on sales volume that increased 44 percent due primarily to the growth in business with a customer first acquired during the second quarter of 2003. Lower average selling prices, attributable to a change in customer mix, lower priced sales volume, partially offset the impact of the higher sales volume.

Polymers 2004 third quarter operating income improved $1.5 million, or 30 percent, from 2003 third quarter operating income. Gross profit increased $1.8 million, or 23 percent, for the same period. Gross profit for PA improved $1.1 million, or 170 percent, due to the previously noted 15 percent growth in sales volume coupled with the second quarter 2004 manufacturing fee increase. Manufacturing costs, which dropped about 10 percent from quarter-to-quarter due to unexpected equipment repair costs in 2003, also contributed to the gross profit improvement. Third quarter 2004 gross profit for polyurethane polyols increased $0.7 million, or 12 percent, over 2003 third quarter gross profit. Increased sales volume drove most of the gross profit improvement. The 2004 second and third quarter selling price increases aided in stemming the margin deterioration, which resulted from increased raw material costs that lowered profits over the first half of the year. Because additional increases in raw material costs are expected due to continued short supply and uncertain oil prices, selling price increases were announced effective October 1, 2004. Gross profit for polyurethane systems declined $0.1 million, or eight percent, from quarter-to-quarter. The change in sales mix and higher raw material costs more than offset the effect of higher sales volume. Operating expenses were up $0.3 million, or 11 percent from quarter to quarter, due largely to a greater allocation of research and development expenses required to support the business.

Specialty Products

Net sales for the third quarter of 2004 were $6.1 million, a $0.6 million, or 10 percent, decrease from the $6.7 million reported in the third quarter of 2003. Operating income declined $0.7 million, or 42 percent, to $1.0 million for the third quarter of 2004 from $1.7 million for the same quarter of 2003. Lower sales volumes of pharmaceutical-related products, which carry higher selling prices and profit margins than food and flavoring products, led to the decline in net sales and operating income. The Company expects fourth quarter pharmaceutical sales volume to improve over third quarter sales volume.

Corporate Expenses

Corporate expenses, which primarily include corporate administrative (including legal and environmental expenses) and corporate manufacturing expenses that are not allocated to the reportable segments, decreased $1.1 million, or 11 percent, to $8.7 million in the third quarter of 2004 from $9.8 million in the third quarter of 2003. A $1.1 million decrease in deferred compensation expense arising from a decrease in the price of the Company’s stock used to compute changes in deferred compensation accounted for a part of the corporate expense decline. Stepan Company common stock closed at $23.79 per share on September 30, 2004, compared to $26.15 per share on June 30, 2004. In addition, 2003 third quarter expenses included a $1.5 million addition to the Company’s environmental remediation liability. No such expenses were incurred in the third quarter of 2004. Increases in corporate salary and fringe benefits expenses ($0.5 million), general legal and audit fee expense ($0.6 million), and start-up related expenses for the China joint venture ($0.3 million), partially offset the decrease in deferred compensation and environmental remediation costs.

Nine Months Ended September 30, 2004 and 2003

Summary

Net income for the first nine months of 2004 increased $1.4 million, or 17 percent, to $9.7 million, or $1.00 per diluted share, compared to $8.3 million, or $0.85 per diluted share, for the first nine months of 2003. Below is a summary discussion of the major factors leading to the year-to-year improvement in net income. A detailed discussion of segment operating performance for the first nine months of 2004 follows the summary.

Consolidated net sales increased $112.8 million, or 19 percent, to $696.4 million for the first nine months of 2004 from $583.6 million for the first nine months of 2003. The effect of foreign currency translation, which reflected the strengthening of the European euro, British pound sterling and Canadian dollar against the U.S. dollar, contributed $16.9 million of the increase in consolidated net sales. All three segments reported year-to-year increases in net sales dollars. Surfactants segment net sales were up $72.5 million, or 16 percent, due to higher selling prices, favorable foreign currency translation and increased sales volumes. Net sales for the polymers segment increased $38.6 million, or 38 percent, due primarily to higher sales volume and higher selling prices. The specialty products segment reported a $1.7 million, or 9 percent, increase in net sales due to higher sales volumes of food ingredient and pharmaceutical products.

Operating income was up $3.5 million, or 23 percent, to $19.1 million for the first nine months of 2004 from $15.6 million for the same period of 2003. Gross profit was up $4.2 million, or five percent. All three segments reported gross profits that exceeded those of the prior year. Higher sales volumes and a favorable sales mix, particularly for domestic surfactants, drove the gross profit improvement. However, high raw material costs continued to temper profits. Operating expenses, which include marketing, administrative and research and development expenses, increased $0.6 million, or one percent, to $67.2 million for the first nine months of 2004 from $66.6 million for the first nine months of 2003. The unfavorable effects of foreign currency translation ($1.2 million), increased research and development expenses ($0.8 million), primarily due to the testing and registration of new products, and the non-recurrence of 2003 settlement income related to an old legal case ($1.0 million) were generally offset by a decline in environmental remediation expenses ($2.0 million).

Interest expense declined $0.7 million, or 11 percent, between years due to a higher proportion of bank debt, which carries lower interest rates than the Company’s long-term notes. Lower average debt levels also contributed to the decline.

Income from the Company’s Philippine joint venture fell $0.3 million between years due to a less favorable sales mix and lower sales volume.

Foreign exchange and other, net, which includes foreign exchange gains and losses and investment-related income and expense, was $0.8 million of expense for the first nine months of 2004 compared to $1.3 million of income for the first nine months of 2003, resulting in a $2.1 million unfavorable swing in expense. Foreign exchange losses accounted for most of the current year results compared to foreign exchange gains for the same period of last year.

The effective tax rate was 31.9 percent for the nine months ended September 30, 2004, compared to 32.5 percent for the nine months ended September 30, 2003. The lower effective tax rate was primarily attributable to a tax benefit realized on a $2.8 million charitable contribution of intellectual property. This benefit was partially offset by tax provided on a $2.0 million dividend received from the Company’s Philippine joint venture.

Segment Results

(Dollars in thousands)	Surfactants	Polymers	Specialty Products	Segment Results	Corporate	Total
For the nine months ended September 30, 2004
Net sales	$535,395	$140,545	$20,491	$696,431	—	$696,431
Operating income	23,940	14,781	5,426	44,147	(25,011)	19,136

For the nine months ended September 30, 2003
Net sales	$462,854	$101,913	$18,808	$583,575	—	$583,575
Operating income	22,899	12,868	4,620	40,387	(24,834)	15,553

Surfactants

Surfactants net sales for the first nine months of 2004 increased $72.5 million, or 16 percent, over net sales for the first nine months of 2003. Approximately $15.1 million of the increase was attributable to the favorable effects of foreign currency translation, due particularly to the strengthening euro, British pound sterling and Canadian dollar against the U.S. dollar. The current year also includes nine months of Stepan UK financial results compared to eight months of financial results for the prior year, as improvements resulting from the enterprise resource planning (ERP) system implementation for Stepan UK in the fourth quarter of 2003 allowed Stepan UK to report its quarterly results without a one-month lag. Excluding the effects of foreign currency translation and the additional month for Stepan UK, net surfactant sales increased $52.5 million. Domestic net sales increased $36.8 million, or 12 percent, on sales volume that increased one percent. Higher selling prices, due to current year second and third quarter price increases to pass on raw material price increases to customers, accounted for approximately $33.1 million of the domestic net sales gain. The 2004 first half decline in domestic sales volume that resulted from the prior year loss of business from two large customers who moved previously outsourced production into internal production facilities has been offset by the culmination of small to moderate sales volume gains for numerous Company product lines. Excluding the effects of foreign currency translation and the additional month for Stepan UK, net sales for foreign operations increased $15.8 million, or 10 percent, on an eight percent volume increase. The Company’s Mexican and European operations accounted for most of the improvement in foreign operations’ net sales, reporting increases of $8.2 million and $7.8 million, respectively. Sales volume for Mexican operations increased 39 percent due to an increase in fabric softener sales volume, which contributed $4.5 million of Mexico’s year-to-year net sales increase. Sales volume for European operations increased eight percent due to increases across numerous product lines.

Surfactants operating income for the first nine months of 2004 increased $1.0 million, or four percent, over operating income reported for the same period of the prior year. Excluding the effects of currency translation and the additional month of Stepan UK, surfactants operating income increased $1.4 million from year-to-year. Surfactants gross profit declined $0.4 million, or one percent, to $61.2 million for the first nine months of 2004 from $61.6 million for the first nine months of 2003. Domestic gross profit was up $2.2 million, or five percent, due primarily to a more favorable sales mix and to the increase in sales volume. Higher raw material costs, due to short supplies and high crude oil prices, dampened the year’s gross profit. Gross profit for foreign operations fell $2.6 million to $17.4 million for the first nine months of 2004 from $20.0 million for the first nine months of 2003. European operations accounted for $2.2 million of the gross profit decline. Higher raw material costs more than offset the effect of higher sales volume. Due to excess industry manufacturing capacity, attempts to raise selling prices in Europe have not been successful in recovering all of the raw material cost increases, particularly for the Stepan UK subsidiary. Operating expenses for the first nine months of 2004 decreased $0.4 million, or one percent, from operating expenses for the same period of last year. Domestic expenses declined $0.4 million from year to year due primarily to lower marketing expenses. Numerous items, including equipment rental, travel and entertainment and advertising expenses, accounted for the decrease. Expenses for foreign operations were unchanged from year to year.

Polymers

Polymers net sales increased $38.6 million, or 38 percent, from year to year. An 18 percent increase in sales volume, higher prices, due primarily to partially passing raw material cost increases to customers, and $1.8 million of favorable foreign currency translation on European sales all led to the increase in net sales. The higher selling prices accounted for approximately $18.3 million of the year-to-year net sales improvement. Excluding the effect of foreign currency translation, polyurethane polyols net sales increased $17.3 million, or 28 percent, on sales volume that grew 17 percent due primarily to additional domestic volume resulting from the improved economy and to an increased share of the growing European laminate board market. Higher selling prices also contributed as the Company benefited from second and third quarter 2004 increase in selling prices, which passed a portion of raw material cost increases on to customers. PA’s net sales were up $15.3 million, or 57 percent, due to higher selling prices that reflected passing raw material cost increases on to customers as well as a second quarter 2004 manufacturing fee increase to merchant market customers and to sales volume that improved 17 percent. Increased demand from an improved economy drove the higher volume, as volumes improved for all major customers. Polyurethane systems net sales improved $4.2 million, or 33 percent, on sales volume that increased 42 percent due primarily to increased business with a customer that was first acquired during the second quarter of 2003.

Polymers operating income for the first nine months of 2004 increased $1.9 million, or 15 percent, over operating income for the first nine months of 2003. Gross profit was up $2.4 million, or 11 percent, from year to year. All product lines reported year-over-year gross profit improvement. Gross profit for PA increased $1.3 million, or 33 percent, due primarily to higher sales volume. Higher raw material costs, which were particularly detrimental to the business in the first quarter of the current year, tempered the year-to-year gross profit increase. Gross profit for polyurethane polyols increased $0.9 million, or six percent, due to the 17 percent increase in sales volume and the benefit of internal production at the Company’s European polyurethane polyol plant, which commenced operations in July 2003. Prior to July 2003, the Company outsourced most of its production of polyurethane polyols for the European market. Continued rising diethylene and orthoxylene costs negatively impacted the effect of increased sales volume, particularly in the first half of the year. The 2004 second and third quarter selling price increases minimized the effect of rising raw material costs in the third quarter. It is expected that raw material costs will continue to increase in the near-term. As a result, selling price increases were announced effective October 1, 2004, in an effort to stem additional deterioration of profit margin. Gross profit for polyurethane systems rose $0.2 million, or eight percent, due to the impact of higher sales volume, which was partially offset by rising raw material costs. Polymer operating expenses for the first nine months of 2004 were $0.5 million, or six percent, higher than operating expenses for the same period of 2003. Excluding the unfavorable effect of foreign currency translation, operating expenses were up $0.4 million from year to year due to operating expenses for the German polyol facility that did not commence operations until the third quarter of 2003.

Specialty Products

Net sales for the first nine months of 2004 were $20.5 million, a $1.7 million, or nine percent, increase from the $18.8 million reported for the same period of 2003. Operating income increased $0.8 million to $5.4 million for the first nine months of 2004 from $4.6 million for the first nine months of 2003. The net sales and operating income gains reflected increased volumes for food ingredient and pharmaceutical products. Operating expenses increased $0.2 million, or 13 percent, primarily due to a higher allocation of research resources to support the business.

Corporate Expenses

Corporate expenses, which primarily include corporate administrative (including legal and environmental expenses) and corporate manufacturing expenses that are not allocated to the reportable segments, increased $0.2 million to $25.0 million in the third quarter of 2004 from $24.8 million in the third quarter of 2003. Prior year expenses were favorably impacted by $1.0 million of 2003 settlement income related to an old legal case. Year-to-year increases in general legal and audit fee expense ($1.0 million) and the recognition of start-up expense for the Company’s China joint venture ($0.3 million) also contributed to the rise in corporate expenses. The above were offset by a $2.0 million decline in environmental remediation expenses, due to additional reserve requirements identified in 2003. No such expenses were necessary for 2004.

LIQUIDITY AND CAPITAL RESOURCES

Net cash from operating activities totaled $12.4 million for the first nine months of 2004, compared to $34.7 million for the same period in 2003. Higher sales levels have required more working capital in 2004, which in turn drove a net decrease of $22.3 million in cash from operations. Working capital consumed $25.5 million for the current year to date, compared to $5.4 million for the comparable period in 2003.

Accounts receivable increased by $32.7 million since December 31, 2003 versus $12.8 million for the same period last year, mostly due to higher selling prices and sales volumes. The higher selling prices were attributable to significant raw material price increases. Inventories decreased by $3.4 million for the first nine months of 2004, compared to an increase of $1.5 million for the same period in 2003. Accounts payable and accrued liabilities have been a $4.9 million cash source in 2004, compared to a $9.3 million cash source for the prior year period.

Capital spending in 2004 has totaled $23.2 million, compared to $24.7 million for the first three quarters of 2003. Capital expenditures for the full year are expected to be in the range of $32 million to $36 million.

Consolidated debt was up by $16.2 million for the first nine months of 2004, from $115.7 million to $131.9 million, with additional borrowings needed to finance working capital. The ratio of long-term debt to long-term debt plus shareholders’ equity was 40.9 percent as of September 30, 2004, compared to 36.2 percent as of December 31, 2003.

The Company maintains contractual relationships with its U.S. banks that provide for revolving credit of up to $60 million, which may be drawn upon as needed for general corporate purposes through May 2, 2007 under a revolving credit agreement. As of September 30, 2004 there were borrowings totaling $25.9 million under that agreement. The Company also meets short-term liquidity requirements through uncommitted domestic bank lines of credit.

The Company’s foreign subsidiaries maintain bank term loans and short-term bank lines of credit in their respective countries to meet working capital requirements as well as to fund capital expenditure programs and acquisitions. As of September 30, 2004 the Company’s foreign subsidiaries had unused borrowing capacity of approximately $8.6 million, mostly in local currencies, under their short-term bank lines of credit.

The Company is in compliance with all of its loan agreements.

The Company anticipates that cash from operations and from committed credit facilities will be sufficient to fund anticipated capital expenditures, dividends and other planned financial commitments for the foreseeable future. Any substantial acquisitions would require additional funding.

PENSION FUNDING

As disclosed in its Form 10-K for the year ended December 31, 2003, the Company expected to contribute $3,841,000 to its U.S. qualified pension plans and to pay $117,000 related to its unfunded non-qualified plans in 2004. In April 2004, pension relief legislation was signed into law, and as a result, the Company reduced the forecasted 2004 contribution to its U.S. qualified pension plans to $1,574,000 in 2004. In the third quarter of 2004, management elected to make contributions to its U.S. qualified pension plans which exceeded the minimum amounts required and raised the total expected 2004 contribution to $3,631,000. The original estimate for the unfunded non-qualified plans is unchanged. As of September 30, 2004, $3,631,000 had been contributed to the qualified plans and $96,000 had been paid related to the non-qualified plans.

OUTLOOK

Although European margins are expected to remain weak, global sales volume should remain strong in the fourth quarter. Demand for polymer products is very strong, and the Company has orders for higher volumes of specialty products during the fourth quarter. The Company continues to increase its selling prices to recover higher raw material costs.

ENVIRONMENTAL AND LEGAL MATTERS

The Company is subject to extensive federal, state and local environmental laws and regulations. Although the Company’s environmental policies and practices are designed to ensure compliance with these laws and regulations, future developments and increasingly stringent environmental regulation could require the Company to make additional unforeseen environmental expenditures. The Company will continue to invest in the equipment and facilities necessary to comply with existing and future regulations. Recurring costs associated with the operation and maintenance of facilities for waste treatment and disposal and managing environmental compliance in ongoing operations at our manufacturing locations were approximately $6.4 million and $6.2 million for the first nine months of 2004 and 2003, respectively. While difficult to project, it is not anticipated that these recurring expenses will increase significantly in the future.

The Company has been named by the government as a potentially responsible party at 21 waste disposal sites where cleanup costs have been or may be incurred under CERCLA and similar state statutes. In addition, damages are being claimed against the Company in general liability actions for alleged personal injury or property damage in the case of some disposal and plant sites. The Company believes that it has made adequate provisions for the costs it may incur with respect to the sites. It is the Company’s accounting policy to record liabilities when environmental assessments and/or remediation efforts are probable and the cost or range of possible costs can be reasonably estimated. When no amount within the range is a better estimate than any other amount, the minimum amount within the range is accrued. Some of the factors on which the Company bases its estimates include information provided by feasibility studies, potentially responsible party negotiations and the development of remediation plans. Because reported liabilities are recorded based on estimates, actual amounts could differ from those estimates. After partial remediation payments at certain sites, the Company has estimated a range of possible environmental and legal losses from $8.6 million to $40.2 million at September 30, 2004. At September 30, 2004 and December 31, 2003, the Company’s reserve was $18.8 million and $19.6 million, respectively, for legal contingencies and environmental matters. During the first nine months of 2004, non-capital cash payments related to legal and environmental matters, including payments to legal counsel, approximated $4.1 million compared to $1.8 million for the first nine months of 2003.

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

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 12 to the consolidated financial statements, included in Part I, Item 1, for information on recent accounting pronouncements that affect the Company.

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

b.	Changes in Internal Control Over Financial Reporting

The Company completed its implementation of an ERP system at its France and Germany subsidiaries in the third quarter of 2004. The implementation was part of a Company-wide initiative to replace its many stand-alone legacy computer systems with a more efficient fully integrated global system. As a matter of course in such implementations, certain internal controls surrounding the inputting, processing and accessing of information ultimately used in financial reporting were changed. The ERP system implemented in France and Germany was previously successfully implemented by the Company in the U.S., Canada, Mexico and the UK.

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

Regarding the D’Imperio Superfund Site, USEPA previously indicated it would seek penalty claims against the Company based on the Company’s alleged noncompliance with the modified Unilateral Administrative Order (Order). The Company entered into a Consent Decree with USEPA, which resolves all claims asserted against the Company for the alleged noncompliance with the Order. Following the requisite notice and comment period, the Company expects the Consent Decree to be entered by the court in the final quarter of 2004. The payment due under the Consent Decree will not have a material impact on the financial position, results of operations or cash flows of the Company. In addition, the Company received notice from the New Jersey Department of Environmental Protection (NJDEP) dated March 21, 2001, that NJDEP will pursue cost recovery against the alleged responsible parties, including the Company. The NJDEP’s claims include costs related to remediation of the D’Imperio Superfund Site in the amount of $434,406 and alleged natural resource damages in the amount of $529,584 (as of November 3, 2000). The NJDEP settled such claims against the alleged responsible parties, resulting in the Company paying its portion ($83,061) in July 2002. This payment is subject to reallocation after the allocation phase of the above-identified trial, if any. Also, USEPA issued a Unilateral Administrative Order dated November 5, 2003, directed to all PRPs to perform certain remedial activities at the D’Imperio Superfund Site. The cost for all PRPs for this work is estimated to be $300,000 to $450,000. The Company would be responsible for its allocated share of these costs. The amount due by the Company will not have a material impact on the financial position, results of operations or cash flows of the Company.

Wilmington Site

The Company has received two Requests for Information from the Commonwealth of Massachusetts Department of Environmental Protection relating to the Company’s formerly-owned site at 51 Eames Street, Wilmington, Massachusetts, the most recent of which was in October 2002. The Company’s response to the October 2002 request was filed in December 2002. Remediation at this site is being managed by its current owner to whom the Company sold the property in 1980. The Company subsequently entered into an agreement with the current owner whereby the Company is obligated to contribute to the response costs associated with this site once total site remediation costs exceed certain levels. In July 2003, the Company received a notice that contribution levels had been reached and a demand for payment from the current owner as to the Company’s outstanding share of environmental response costs incurred through that date ($0.9 million) was due under the terms of the agreement. The Company evaluated the current owner’s demand for payment and paid the current owner $0.9 million in two installments in March 2004 and April 2004. In September 2004, the Company paid the current owner an additional $0.1 million for environmental response costs incurred in the fourth quarter of 2003 and the first and second quarters of 2004. Under the agreement, the Company is obligated to contribute up to five percent of future response costs associated with this site with no limitation on the ultimate amount of contributions. The Company has recorded a reserve of $0.6 million for current and future claims associated with this site. However, depending on the ultimate cost of the remediation at this site, the amount for which the company is liable could differ from the current estimates. In addition, the Company and other prior owners entered into an agreement in April 2004 waiving certain statute of limitations defenses for claims which may be filed by the Town of Wilmington, Massachusetts, in connection with this site. While the Company has denied any liability for any such claims, the Company agreed to this waiver while the parties continue to discuss the resolution of any potential claim that may be filed.

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

Martin Aaron Site

The Company received a Section 104(e) Request for Information from USEPA dated June 2, 2003, regarding the Martin Aaron Site located in Camden, New Jersey. The Company’s response was submitted on August 11, 2003. In addition, the Company and other PRPs received a Notice of Potential Liability and Demand for Reimbursement of Costs Expended at this site dated June 9, 2004. The Company has not yet filed a response. The Company continues to investigate this matter and therefore, cannot predict what its liability, if any, will be for this site.

Wells G & H Superfund Site

The Company received a Section 104(e) Request for Information from USEPA dated December 15, 2003, regarding the Wells G & H Superfund Site located in Woburn, Massachusetts. The Company’s response was submitted on March 18, 2004. The Company continues to investigate this matter and, therefore, cannot predict what its liability, if any, will be for this site.

Bottle House Site

The Company received a notice from the Pennsylvania Department of Environmental Protection dated June 23, 2004, regarding the Bottle House Site located in City of Allentown, Lehigh County, Pennsylvania. The Company’s response was submitted on September 24, 2004. The Company continues to investigate this matter and, therefore, cannot predict what its liability, if any, will be for this site.

Item 2 - Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Below is a summary by month of share purchases by the Company during the first nine months of 2004:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January	—		—	N/A	N/A
February	—		—	N/A	N/A
March	8,649	(a)	$22.34	N/A	N/A
April	56,774	(a)	$23.90	N/A	N/A
May	—		—	N/A	N/A
June	—		—	N/A	N/A
July	5,700	(a)	$24.27	N/A	N/A
August	—		—	N/A	N/A
September	—		—	N/A	N/A

(a)	Reflects shares of the Company’s common stock, owned by employees for more than six months, which were tendered by employees in lieu of cash when exercising stock options.

Item 6 – Exhibits and Reports on Form 8-K

(a	)	Exhibit 31.1	–	Certification of Chairman and Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)

(b	)	Exhibit 31.2	–	Certification of Vice President and Corporate Controller pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)

(c	)	Exhibit 32	–	Certification pursuant to 18 U.S.C. Section 1350

(d)	Reports on Form 8-K

Form 8-K, which was filed on October 21, 2004, included a press release, which provided certain information with respect to the Company’s financial results for the third quarter ended September 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEPAN COMPANY

/s/ James E. Hurlbutt
Vice President and Corporate Controller

Date: November 4, 2004