Form 10-K
period 2004-12-31
STEPAN CO
filed 2005-03-04
CIK 94049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12B-2 of the Exchange Act)    Yes  ☒    No  ☐

Aggregate market value at June 30, 2004, of voting stock held by nonaffiliates of the registrant: $146,959,910*

Number of shares outstanding of each of the issuer’s classes of common stock as of February 28, 2005:

Class	Outstanding at February 28, 2005
Common Stock, $1 par value	8,994,080

Documents Incorporated by Reference

Part of Form 10-K	Document Incorporated
Part III, Items 10-12, 14	Proxy Statement dated March 23, 2005

*	Based on reported ownership by all directors, officers and beneficial owners of more than 5% of registrant’s voting stock. However, this determination does not constitute an admission of affiliate status for any of these holders.

STEPAN COMPANY

ANNUAL REPORT ON FORM 10-K

December 31, 2004

PART I

Item 1. Business

Stepan Company, which was incorporated under the laws of the state of Delaware on February 19, 1959, and its subsidiaries (the “Company”) produce specialty and intermediate chemicals, which are sold to other manufacturers and then made into a variety of end products. The Company has three reportable segments: surfactants, polymers and specialty products. Surfactants refer to chemical agents that affect the interaction between two surfaces; they can provide actions such as detergency (i.e., the ability of water to remove soil from another surface), wetting and foaming, dispersing, emulsification (aiding two dissimilar liquids to mix), demulsification, viscosity modifications and biocidal disinfectants. Surfactants are the basic cleaning agent in detergents for washing clothes, dishes, carpets, fine fabrics, floors and walls. Surfactants are also used for the same purpose in shampoos and conditioners, fabric softeners, toothpastes, cosmetics and other personal care products. Commercial and industrial applications include emulsifiers for agricultural products, emulsion polymers such as floor polishes and latex foams and coatings, wetting and foaming agents for wallboard manufacturing and surfactants for enhanced oil recovery. Polymers, which include phthalic anhydride, polyols and polyurethane foam systems, are used in plastics, building materials and refrigeration industries. Polymers are also used in coating, adhesive, sealant and elastomer applications. Specialty products include chemicals used in food, flavoring and pharmaceutical applications.

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

The Company does not sell directly to the retail market, but sells to a wide range of manufacturers in many industries and has many competitors. The principal methods of competition are product performance, price and adaptability to the specific needs of individual customers. These factors allow the Company to compete on a basis other than price alone, reducing the severity of competition as experienced in the sales of commodity chemicals having identical performance characteristics. The Company is a leading merchant producer of surfactants in the United States. In the case of surfactants, much of the Company’s competition comes from several large global and regional producers and the internal divisions of larger customers. In the manufacture of polymers, the Company competes with the chemical divisions of several large companies, as well as with other small specialty chemical manufacturers. In specialty products, the Company competes with several large firms plus numerous small companies.

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

ENERGY SOURCES

Substantially all of the Company’s manufacturing plants operate on electricity and interruptable gas. During peak heating demand periods, gas service to all plants may be temporarily interrupted for varying periods ranging from a few days to several months. The plants operate on fuel oil during these periods of interruption. The Company’s domestic operations and its wholly-owned subsidiaries have not experienced any plant shutdowns or adverse effects upon its business in recent years that were caused by a lack of available energy sources. The Company’s Philippine joint venture has experienced periodic electrical supply interruptions, typically of several hours in duration, which have not had significant effect on its business.

RAW MATERIALS

The most important raw materials used by the Company are of a petroleum or vegetable nature. For 2005, the Company has commitments from suppliers to cover its forecasted requirements and is not substantially dependent upon any one supplier.

RESEARCH AND DEVELOPMENT

The Company maintains an active research and development program to assist in the discovery and commercialization of new knowledge with the intent that such effort will be useful in developing a new product or in bringing about a significant improvement to an existing product or process. Total expenses for research and development during 2004, 2003 and 2002 were $15.3 million, $15.2 million, and $15.0 million, respectively. The balance of expenses reflected on the Consolidated Statements of Income relates to technical services, which include routine product testing, analytical methods development and sales support service.

ENVIRONMENTAL COMPLIANCE

Compliance with applicable federal, state and local regulations regarding the discharge of materials into the environment, or otherwise relating to the protection of the environment, resulted in capital expenditures by the Company of approximately $ 0.8 million during 2004. These expenditures represented approximately two percent of the Company’s capital expenditures in 2004. These expenditures, when incurred, are depreciated and charged on a straight-line basis to pre-tax earnings over their estimated useful lives, which is typically 10 years. Compliance with such regulations is not expected to have a material adverse effect on the Company’s earnings and competitive position in the foreseeable future.

EMPLOYMENT

At December 31, 2004 and 2003, the Company employed 1,420 and 1,447 persons, respectively.

FOREIGN OPERATIONS AND REPORTING SEGMENTS

See Note 15, Segment Reporting, of the Consolidated Financial Statements (Item 8 of this Form 10-K).

WEBSITE

The Company’s website address is www.stepan.com. The Company makes available free of charge on or through its website its code of conduct, annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. The website also includes the Company’s corporate governance guidelines and the charters for the audit, nominating and compensation committees of the Board of Directors.

Item 2. Properties

The following properties are owned by the Company:

	Name of Plant	Location	Site Size	Product
1.	Millsdale	Millsdale (Joliet), Illinois	580 acres	Surfactants/Polymers

2.	Fieldsboro	Fieldsboro, New Jersey	45 acres	Surfactants

3.	Anaheim	Anaheim, California	8 acres	Surfactants

4.	Winder	Winder, Georgia	202 acres	Surfactants

5.	Maywood	Maywood, New Jersey	19 acres	Surfactants / Specialty Products

6.	Stepan France	Grenoble, France	20 acres	Surfactants

7.	Stepan Mexico	Matamoros, Mexico	13 acres	Surfactants

8.	Stepan Germany	Cologne, Germany	12 acres	Surfactants/Polymers

9.	Stepan UK	Stalybridge (Manchester), United Kingdom	11 acres	Surfactants

10.	Stepan Colombia	Manizales, Colombia	5 acres	Surfactants

11.	Company’s Headquarters and Central Research Laboratories	Northfield, Illinois	8 acres

In addition, the Company leases 49,000 square feet of office space in an office complex near its headquarters in Northfield, Illinois. Stepan Canada, Inc., which manufactures surfactants, is located on a 70 acre leased, with an option to purchase, site in Longford Mills, Ontario, Canada. Also, Stepan Canada, Inc. maintains a leased sales office in Mississauga, Canada. Stepan Mexico maintains a leased sales office in Mexico City, Mexico. Stepan China, a majority-owned joint venture that will produce polymers, is located on a four acre leased site in Nanjing, China. Stepan Brazil leases a small office in an office building in San Paulo, Brazil.

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

Maywood, New Jersey Site

The Company and the United States Justice Department have resolved certain claims alleged against the Company for certain response costs incurred at the Company’s site in Maywood, New Jersey and property formerly owned by the Company adjacent to its current site (Maywood site). Under the terms of a new settlement agreement reached on November 12, 2004, the United States and the Company agreed to fulfill the terms of a Cooperative Agreement reached in 1985 under which the United States will take title to and responsibility for radioactive waste removal, including past and future remediation costs incurred by the United States. The Company has also agreed to grant an easement and access to the Company’s Maywood property, relocate certain structures to allow for remediation work and maintain certain regulatory permits through completion of the remediation work.

In addition, discussions are continuing between the United States Environmental Protection Agency (USEPA) and the Company regarding the chemical remediation. The Maywood site was listed on the National Priorities List in September 1993 pursuant to the provisions of the CERCLA because of certain alleged chemical contamination. Pursuant to an Administrative Order on Consent entered into between USEPA and the Company for property formerly owned by the Company, and the issuance of an order by USEPA to the Company for property currently owned by the Company, the Company completed a Remedial Investigation Feasibility Study (RI/FS) in 1994. The Company submitted the Draft Final FS for Soil and Source Areas (Operable Unit 1) in September 2002. In addition, the Company submitted the Draft Final FS for Groundwater (Operable Unit 2) in June 2003. The Company is awaiting the issuance of a Record of Decision (ROD) from USEPA relating to the Maywood site and the proposed remediation. The final ROD will be issued sometime after a public comment period.

The Company believes it has adequate reserves for claims associated with the Maywood site, and has recorded a liability for the estimated probable costs it expects to incur at the Maywood site related to remediation of chemical contamination. However, depending on the results of the ongoing discussions with USEPA, the final cost of the chemical remediation could differ from the current estimates.

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

Regarding the D’Imperio Superfund Site, USEPA previously indicated it would seek penalty claims against the Company based on the Company’s alleged noncompliance with the modified Unilateral Administrative Order (Order). In December 2004, the Company entered into a Consent Decree with USEPA, which resolves all claims asserted against the Company for the alleged noncompliance with the Order. The settlement amount paid pursuant to the Consent Decree did not have a material impact on the financial position, results of operations or cash flows of the Company. In addition, the Company received notice from the New Jersey Department of Environmental Protection (NJDEP) dated March 21, 2001, that NJDEP will pursue cost recovery against the alleged responsible parties, including the Company. The NJDEP’s claims include costs related to remediation of the D’Imperio Superfund Site in the amount of $434,406 and alleged natural resource damages in the amount of $529,584 (as of November 3, 2000). The NJDEP settled such claims against the alleged responsible parties, resulting in the Company paying its portion ($83,061) in July 2002. This payment is subject to reallocation after the allocation phase of the above-identified trial, if any. Also, USEPA issued a Unilateral Administrative Order dated November 5, 2003, directed to all PRPs to perform certain remedial activities at the D’Imperio Superfund Site. The cost for all PRPs for this work is estimated to be $300,000 to $450,000. The Company would be responsible for its allocated share of these costs. The amount due by the Company will not have a material impact on the financial position, results of operations or cash flows of the Company.

Wilmington Site

The Company is currently contractually obligated to contribute to the response costs associated with the Company’s formerly-owned site at 51 Eames Street, Wilmington, Massachusetts. Remediation at this site is being managed by its current owner to whom the Company sold the property in 1980. Under the agreement, once total site remediation costs exceed certain levels, the Company is obligated to contribute up to five percent of future response costs associated with this site with no limitation on the ultimate amount of contributions. In 2004, the Company paid the current owner $1.0 million for the Company’s portion of environmental response costs through the third quarter of 2004. At December 31, 2004, the Company has recorded a reserve of $0.7 million for current and future claims associated with this site. However, depending on the ultimate cost of the remediation at this site, the amount for which the company is liable could differ from the current estimates. In addition, the Company and other prior owners entered into an agreement in April 2004 waiving certain statute of limitations defenses for claims which may be filed by the Town of Wilmington, Massachusetts, in connection with this site. While the Company has denied any liability for any such claims, the Company agreed to this waiver while the parties continue to discuss the resolution of any potential claim, which may be filed.

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

Liquid Dynamics Site

The Company received a General Notice of Potential Liability letter from USEPA dated October 18, 2002, regarding the Liquid Dynamics Site located in Chicago, Illinois. The Company submitted a response to USEPA on November 5, 2002, stating that it is interested in negotiating a resolution of its potential responsibility at this site. In addition, the Company joined the PRP group. Based on the fact that the Company believes it is de minimis at this site, the Company believes that a resolution of its liability at this site will not have a material impact on the financial position, results of operations or cash flows of the Company.

Martin Aaron Site

The Company received a Section 104(e) Request for Information from USEPA dated June 2, 2003, regarding the Martin Aaron Site located in Camden, New Jersey. The Company’s response was submitted on August 11, 2003. In addition, the Company and other PRPs received a Notice of Potential Liability and Demand for Reimbursement of Costs Expended at this site dated June 9, 2004. The Company has not yet filed a response. The Company also recently joined the PRP group. The Company continues to investigate this matter and therefore, cannot predict what its liability, if any, will be for this site.

Wells G & H Superfund Site

The Company received a Section 104(e) Request for Information from USEPA dated December 15, 2003, regarding the Wells G & H Superfund Site located in Woburn, Massachusetts. The Company’s response was submitted on March 18, 2004. The Company continues to investigate this matter and therefore, cannot predict what its liability, if any, will be for this site.

Bottle House Site

The Company received a notice from the Pennsylvania Department of Environmental Protection dated June 23, 2004, regarding the Bottle House Site located in City of Allentown, Lehigh County, Pennsylvania. The Company’s response was submitted on September 24, 2004. The Company continues to investigate this matter, and therefore, cannot predict what its liability, if any, will be for this site.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to stockholders during the fourth quarter of the fiscal year ended December 31, 2004.

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

Effective February 8, 2005, James E. Hurlbutt was elected Vice President – Finance. From February 11, 2002 until February 7, 2005, he served as Vice President and Corporate Controller. From August 7, 1996 until February 11, 2002, he served as Controller – International and Tax Accounting. Jim joined Stepan in 1982 as a Tax Accountant and has progressed through a series of increasingly responsible positions.

Effective April 28, 2003, Frank Pacholec was elected Vice President, Research and Development. From November, 1983 to April, 2003, Frank was employed with Monsanto and Solutia, where he last served as Director of R&D and Product Stewardship for Solutia’s Resins and Additives division in Germany.

Effective August 5, 2004, Richard S. Brennan was elected Vice President, General Counsel and Secretary. He retired on June 30, 2004, as a partner in the law firm of Mayer, Brown, Rowe & Maw LLP. He served as General Counsel and Secretary of Continental Bank Corporation of Chicago for 12 years. He was also General Counsel and Secretary of Case Corporation, headquartered in Racine, Wisconsin, for five years.

The Executive Officers of the Company, their ages as of February 28, 2005, and certain other information are as follows:

Name	Age	Title	Year First Elected Officer
F. Quinn Stepan	67	Chairman and Chief Executive Officer	1967
F. Quinn Stepan, Jr.	44	President and Chief Operating Officer	1997
John V. Venegoni	46	Vice President and General Manager - Surfactants	1999
Robert J. Wood	47	Vice President and General Manager – Polymers	2001
Anthony J. Zoglio	59	Vice President – Supply Chain	2001
James E. Hurlbutt	51	Vice President - Finance	2002
Frank Pacholec	49	Vice President, Research and Development	2003
Richard S. Brennan	66	Vice President, General Counsel and Secretary	2004

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

(a)	The Company’s common stock is listed and traded on both the New York Stock Exchange and the Chicago Stock Exchange. See table below for New York Stock Exchange quarterly market price information.

Quarterly Stock Data

	Stock Price Range
	2004		2003
Quarter	High	Low	High	Low
First	$26.11	$21.70	$26.80	$21.55
Second	$26.15	$22.00	$26.20	$22.53
Third	$25.55	$22.70	$25.44	$22.78
Fourth	$25.95	$23.72	$26.00	$23.00
Year	$26.15	$21.70	$26.80	$21.55

The Company’s 5 1/2 percent convertible preferred stock is listed and traded on the New York Stock Exchange and the Chicago Stock Exchange. See Note 7 of the Consolidated Financial Statements (Item 8 of this Form 10-K) for a description of the preferred stockholders’ rights.

From time to time the Company purchases shares of its common stock in the open market and in private transactions for the purpose of funding option grants under its stock option plans and deferred compensation plans for directors and officers. On February 10, 2004, the Board of Directors approved the open market and private transaction repurchase, from time to time, of 300,000 additional shares of common stock or the equivalent in Stepan preferred stock.

(b) On February 28, 2005, there were 1,086 holders of record of common stock of the Company.

(c)	Below is a summary by month of share purchases by the Company during the fourth quarter of 2004:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October	—		—	—	—
November	468	(a)	$25.24	—	—
December	1,226	(b)	$24.47	—	—

(a)	Reflects shares of the Company’s common stock, owned by employees for more than six months, which were tendered by employees in lieu of cash when exercising stock options.
(b)	Reflects shares of the Company’s common stock purchased by the Company from a non-employee shareholder in a private transaction.

(d)	See table below for quarterly dividend information. Also, see Note 4 of the Consolidated Financial Statements (Item 8 of this Form 10-K), which sets forth the restrictive covenants covering dividends.

Dividends Paid Per Common Share

Quarter	2004		2003
First	19.25	¢	19.00	¢
Second	19.25	¢	19.00	¢
Third	19.25	¢	19.00	¢
Fourth	19.50	¢	19.25	¢

Year	77.25	¢	76.25	¢

Item 6. Selected Financial Data

See the table below for selected financial information.

(In thousands, except per share and employee data)

For the Year	2004	2003	2002	2001	2000
Net Sales	$935,816	$784,855	$748,539	$711,517	$698,937
Operating Income	19,179	9,796	33,930	30,832	31,358
Percent of Net Sales	2.0%	1.2%	4.5%	4.3%	4.5%
Income before Income Taxes and Minority Interest	14,633	5,271	30,268	25,798	24,475
Percent of Net Sales	1.6%	0.7%	4.0%	3.6%	3.5%
Provision for Income Taxes	4,320	360	10,139	9,726	9,423
Net Income	10,324	4,911	20,129	16,072	15,052
Per Diluted Share (a)	1.05	0.45	2.05	1.65	1.53
Percent of Net Sales	1.1%	0.6%	2.7%	2.3%	2.2%
Percent to Stockholders’ Equity (b)	6.3%	3.1%	12.9%	10.6%	10.0%
Cash Dividends Paid	7,731	7,579	7,339	7,056	6,730
Per Common Share	0.7725	0.7625	0.7375	0.7075	0.6625
Depreciation and Amortization	39,169	41,426	40,117	39,972	39,277
Capital Expenditures	33,766	32,872	36,135	34,014	28,442
Weighted-average Common Shares Outstanding	8,970	8,889	8,861	8,837	8,948

As of Year End
Working Capital	$77,882	$71,521	$80,095	$72,628	$68,008
Current Ratio	1.5	1.5	1.8	1.7	1.7
Property, Plant and Equipment, net	208,870	210,665	211,050	211,433	198,147
Total Assets	492,776	464,217	439,667	438,755	417,592
Long-term Debt, less current maturities	94,018	92,004	104,304	109,588	96,466
Stockholders’ Equity	168,241	162,067	158,829	154,351	149,059
Per share (c)	17.42	16.89	16.64	16.27	15.69
Number of Employees	1,420	1,447	1,529	1,491	1,387

(a)	Based on weighted-average number of common shares outstanding during the year.
(b)	Based on average equity.
(c)	Based on common shares and the assumed conversion of the convertible preferred shares outstanding at year end.

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

Overview

The Company produces and sells intermediate chemicals that are used in a wide variety of applications all over the world. The overall business comprises three reportable segments:

•	Surfactants – Surfactants, which accounted for 76 percent of total 2004 net sales, are principal ingredients in consumer and industrial cleaning products such as detergents for washing clothes, dishes, carpets, floors and walls, as well as shampoos, lotions, fabric softeners, toothpastes and cosmetics. Other applications include germicidal quaternary compounds, lubricating ingredients, emulsifiers for spreading agricultural products, and plastics and composites. Surfactants are manufactured at six North American sites (five in the United States (U.S.) and one in Canada), three European sites and two Latin American sites. On January 5, 2005, the Company began producing in Brazil following the purchase of a local Unilever subsidiary.

•	Polymers – Polymers, which accounted for 21 percent of total 2004 net sales, include three primary product lines: phthalic anhydride (PA), polyurethane polyols and polyurethane systems. PA is used in polyester alkyd resins and plasticizers for applications in construction materials and components of automotive, boating and other consumer products. Polyurethane polyols are used in the manufacture of laminate insulation board for the construction industry and are also sold to the appliance, coatings, adhesives, sealants and elastomers markets. Polyurethane systems provide thermal insulation and are sold to the construction, industrial and appliance markets. In the U.S., polymer product lines are manufactured at one site. The Company also began manufacturing polyurethane polyols at its German facility in 2003. In 2004, the Company entered into a joint venture agreement with Sinopec, Jinling Petrochemical Corporation in Nanjing, China. The joint venture was formed to manufacture the Company’s aromatic polyester polyols for China’s domestic market. Construction of a manufacturing facility in Nanjing is expected to be completed by mid-2005.

•	Specialty Products - Specialty products, which accounted for three percent of total 2004 net sales, include flavors, emulsifiers and solubilizers used in the food and pharmaceutical industries. Specialty products are manufactured primarily at one U.S. site.

Because of the diverse markets it serves, the Company has numerous competitors. The Company generally competes on price, product performance and the ability to meet specific needs of customers. In some instances, particularly for the surfactants segment, the Company competes with internal manufacturing capabilities of its customers. The impact of such competition, particularly when combined with excess capacity in the chemical industry, was felt in late 2002, all of 2003 and the first half 2004 as the Company lost sales volume in its surfactants business when two major customers shifted business from the Company into the customers’ own internal production facilities. By the second half of 2004, the culmination of small to moderate sales volume gains for numerous Company product lines had offset the effects of the lost business.

A number of the Company’s key raw materials and energy sources are commodities, principally natural gas (used to power the Company’s plants) and petroleum-based and plant-based materials, whose prices fluctuate due to weather, general economic demand and other unpredictable factors. During 2003 and 2004, raw material costs increased due to instability in the Middle East and to tight supplies resulting from greater material consumption by China and other parts of Asia. This trend is likely to continue in the near future. Increased raw material costs are passed on to customers as quickly as the marketplace allows; however, certain customers have arrangements with the Company that allow for price changes only on a quarterly basis, and competitive pressures sometimes prevent raw material costs from being passed on to customers, particularly in periods when there is excess industry capacity. Accordingly, some product lines or market segments may take time to recover raw material cost increases. This was true in European markets during 2004, particularly with respect to the Company’s United Kingdom subsidiary.

The Company relies heavily on processing equipment to manufacture its products. In that sense, the Company is capital intensive, and therefore, its manufacturing costs are relatively fixed in nature. As a result, gross profit (defined as net sales less cost of sales) is susceptible to disproportionate declines when volume decreases. Such cost behavior played an important role in the Company’s decreased profitability in 2003. Improved sales volume in 2004, coupled with the benefit of a salary freeze and the 2003 asset impairment charge, helped earnings recover from the impact of the volume decline in 2003.

The Company’s operating expenses, which include marketing, administrative and research and development expenses, are predisposed to period-to-period fluctuations due principally to the accounting for the Company’s deferred compensation plans, obligations associated with environmental remediation liabilities and the impact on translation of fluctuations in foreign currencies. The Company operates in a setting of extensive local, state and federal regulations concerning the environment. The Company has been named as a potentially responsible party, to perform environmental remediation at the Company’s expense, at a number of geographic sites. The Company believes it has adequate reserves for all known environmental sites, but an adverse determination could result in a significant negative effect on the Company’s financial position, results of operations and cash flows. In 2004, fluctuations related to deferred compensation plans and environmental matters resulted in a $3.4 million decline in administrative expenses versus 2003. For further discussions of these matters, see the ‘Environmental and Legal Matters’ and ‘Critical Accounting Policies’ sections of this Management Discussion and Analysis. The unfavorable effects of foreign currency translation added $1.5 million to operating expenses in 2004, as the European euro, British pound sterling and the Canadian dollar all grew stronger against the U.S. dollar during 2004.

Despite a 110 percent year-to-year increase in net income, 2004 was a challenging year. The effect of sales volume growth was largely offset by rapidly escalating raw material prices. Management is optimistic about 2005. Business fundamentals are favorable, particularly in North America. Sales volume for the polymers segment should continue to grow due to strong demand and greater market penetration. The Company continues to pursue new surfactant opportunities in soap bars and fabric softeners. Management also believes that European margins and volume should improve. During the fourth quarter of 2004, a primary competitor of the Company announced plans to shut down its United Kingdom surfactant plant. While the earnings contribution from the Company’s Chinese joint venture are expected to be minimal in 2005 (construction of the polyester polyol facility is expected to be complete by mid-year), management believes that, longer term, there is upside potential for this plant in serving Asia’s construction market. The Company’s research efforts will continue to focus on innovation into new markets or higher margin applications in existing markets. Building on the 2004 improvement in profits is essential to achieving the Company’s operating margin and return on capital goals.

Results of Operations

2004 Compared with 2003

Summary

Net income for 2004 increased $5.4 million, or 110 percent, to $10.3 million, or $1.05 per diluted share, compared to $4.9 million, or $0.45 per diluted share, for 2003. The weak prior year net income included $3.5 million, or $0.39 per diluted share, for environmental remediation charges, an asset write down, severance and higher deferred compensation expense. Below is a summary discussion of the major factors leading to the year-to-year improvement in net income. A detailed discussion of segment operating performance for 2004 follows the summary.

Consolidated net sales increased $150.9 million, or 19 percent, to $935.8 million for 2004 from $784.9 million for 2003. Approximately $22.2 million of the increase was attributable to the favorable effects of foreign currency translation, due particularly to the strengthening euro, British pound sterling and Canadian dollar against the U.S. dollar. All three segments reported year-to-year increases in net sales dollars. Surfactants segment net sales were up $89.4 million, or 14 percent, due to higher selling prices, favorable foreign currency translation and increased sales volumes. Net sales for the polymers segment increased $59.5 million, or 43 percent, due primarily to higher selling prices and higher sales volume. The specialty products segment reported a $2.1 million, or eight percent, increase in net sales due to higher sales volumes of food ingredient and pharmaceutical products.

Operating income was up $9.4 million, or 96 percent, to $19.2 million for 2004 from $9.8 million for 2003. All three segments reported higher operating income in 2004 than in 2003. Higher sales volumes across all segments and a favorable sales mix, particularly for domestic surfactants, contributed to the operating income improvement. In addition, $1.4 million of 2003 expenses for asset impairment losses did not recur in 2004. However, high raw material costs continued to temper profits, particularly in Europe where competitive pressures made it difficult to recover escalating raw material costs through selling price increases. Operating expenses, which include marketing, administrative and research and development expenses, declined $2.1 million, or two percent, to $91.8 million for 2004 from $93.9 million for 2003. Most of the decline was in administrative expenses, which reflected a $1.3 million decrease in deferred compensation expense and a $1.1 million decrease in legal and environmental expenses. In addition, 2003 operating expenses included $0.9 million of separation costs related to a planned reduction in the U.S. workforce. The foregoing reductions were partially offset by the $1.5 million unfavorable effect of foreign currency translation of the Company’s foreign subsidiary operating expenses. For additional details regarding the fluctuations of net sales and operating income, see the “Segment Results” discussion that follows this summary.

Interest expense declined $0.8 million, or 10 percent, between years due to a higher proportion of bank debt, which carries lower interest rates than the Company’s long-term notes.

Income from the Company’s Philippine joint venture increased $0.2 million between years. Income in the Other, net, caption, which includes foreign exchange gains and losses and investment-related income and expense, fell $1.0 million from year to year. The Other, net result reflected $0.1 million of foreign exchange loss in 2004 compared to $1.7 million of exchange gain in 2003. In addition, results for 2004 included investment-related income of $0.5 million compared to investment –related expense of $0.3 million in 2003.

The effective tax rate was 29.5 percent for 2004 compared to 6.8 percent for 2003. The higher effective tax rate was primarily attributable to factors that lowered the 2003 effective rate and did not reoccur. In 2003, the tax benefit realized on foreign joint venture equity income and federal and state tax credits increased as a percentage of consolidated income due to the decline in domestic operating results in that year. In 2004, the rate increased as a result of tax provided on a $2.0 million dividend received from the Company’s Philippine joint venture, which was more than offset by a tax benefit realized on a $2.8 million charitable contribution of intellectual property during 2004.

Segment Results

(Dollars in thousands)	Surfactants	Polymers	Specialty Products	Segment Results	Corporate	Total
For the year ended December 31, 2004
Net sales	$709,487	$199,235	$27,094	$935,816	—	$935,816
Operating income	24,871	22,549	6,618	54,038	(34,859)	19,179

For the year ended December 31, 2003
Net sales	$620,096	$139,785	$24,974	$784,855	—	$784,855
Operating income	24,448	17,230	5,664	47,342	(37,546)	9,796

Surfactants

Surfactants net sales for 2004 increased $89.4 million, or 14 percent, over net sales for 2003. Approximately $20.0 million of the increase was attributable to the favorable effects of foreign currency translation, due particularly to the strengthening euro, British pound sterling and Canadian dollar against the U.S. dollar. Excluding the effects of foreign currency translation, surfactants net sales increased $69.4 million or 11 percent. Sales volume was up three percent from year to year. Domestic net sales increased $47.7 million, or 12 percent, on sales volume that increased one percent. Higher selling prices, due primarily to three current year price increases to partially pass rising raw material prices to customers, accounted for approximately $45.5 million of the domestic net sales gain. The 2004 first half decline in domestic sales volume that resulted from the prior year loss of business from two large customers who moved previously outsourced production into internal production facilities has been offset by the culmination of small to moderate sales volume gains for numerous Company product lines. The mix of sales has shifted somewhat as the sales volume gained tended to have higher unit selling prices than the sales volume lost. Excluding the effects of foreign currency translation, net sales for foreign operations increased $21.7 million, or 10 percent, on a seven percent volume increase. The Company’s Mexican and European operations accounted for most of the improvement in foreign operations’ net sales, reporting increases of $11.0 million and $9.2 million, respectively. Sales volume for Mexican operations increased 39 percent due to an increase in fabric softener sales volume. Sales volume for European operations increased six percent between years.

Surfactants operating income for 2004 increased $0.4 million, or two percent, over operating income reported for 2003. Excluding the effects of currency translation, surfactants operating income increased $0.2 million from year-to-year. Domestic operations operating income improved $2.5 million, or 16 percent, between years. A more favorable mix of sales, along with the modest sales volume gain, accounted for about half of the domestic operating income growth. Also factoring into the year-over-year operating income improvement were $1.4 million in 2003 expenses for impairment losses that did not recur in 2004. The impairment losses were recognized for equipment used in the manufacture of high viscosity paste at the Company’s Millsdale (Joliet), Illinois, plant. This equipment represented a small portion of the plant’s manufacturing capacity. Higher raw material costs, due to short supplies and high crude oil prices, dampened the year’s operating income. Operating income for foreign operations fell $2.1 million from year-to-year. European operations reported an operating loss of $0.8 million in 2004, a drop of $3.0 million from 2003 operating income of $2.2 million, as higher raw material costs more than offset the effect of higher sales volume. Due to excess industry manufacturing capacity and vertically integrated competitors, attempts to raise selling prices in Europe have not been successful in recovering all of the rapidly escalating raw material cost increases, particularly for the United Kingdom subsidiary. In the fourth quarter of 2004, the Company’s primary United Kingdom competitor announced plans to shut down its surfactant plant. Operating income for the Company’s Mexico subsidiary improved $0.5 million on the strength of the aforementioned sales volume increase.

Polymers

Polymers net sales increased $59.5 million, or 43 percent, from year to year. Higher selling prices, due primarily to partially passing raw material cost increases to customers, a 17 percent increase in sales volume, and $2.2 million of favorable foreign currency translation on European sales all led to the increase in net sales. The higher selling prices accounted for approximately $33.6 million of the year-to-year net sales improvement.

Excluding the effect of foreign currency translation, polyurethane polyols net sales increased $26.7 million, or 31 percent, on sales volume that grew 15 percent due primarily to an improved U. S. economy and to an increased share of the growing European laminate board market. Higher selling prices also contributed as the Company benefited from three 2004 selling price increases, which passed a portion of raw material cost increases on to customers. PA’s net sales were up $24.4 million, or 68 percent, due to higher selling prices that resulted primarily from passing raw material cost increases on to customers and, to a lesser extent, from increasing manufacturing fees to merchant market customers twice in 2004. Also contributing was sales volume that improved 15 percent due largely to an improved economy. Sales volumes improved for all major customers. Polyurethane systems net sales improved $6.2 million, or 34 percent, on sales volume that increased 45 percent due primarily to increased business with a customer that was first acquired during the second quarter of 2003.

Polymers operating income for 2004 increased $5.3 million, or 31 percent, over operating income for 2003. Gross profit was up $6.2 million, or 22 percent, from year to year. Gross profit for polyurethane polyols increased $3.8 million, or 19 percent, due to the 15 percent increase in sales volume and the benefit of a full year of internal production at the Company’s European polyurethane polyol plant, which commenced operations in July 2003. Prior to July 2003, the Company outsourced most of its production of polyurethane polyols for the European market. Rising diethylene glycol and orthoxylene costs partially offset the effect of increased sales volume, particularly in the first half of 2004. The 2004 selling price increases that were attained in the second, third and fourth quarters minimized the effect of rising raw material costs in the second half of the year. Gross profit for PA increased $2.4 million, or 51 percent, due primarily to higher sales volume. The manufacturing fee increases discussed above also contributed to the increase. Higher raw material costs somewhat tempered the year-to-year gross profit improvement. Gross profit for polyurethane systems declined $0.1 million, or two percent, despite higher sales volume. A change in sales mix coupled with higher raw material costs offset the effect of greater sales volume. It is expected that polymer raw material costs will continue to increase in the near-term. As a result, first quarter 2005 selling prices were raised for polyurethane polyol products. Polymer operating expenses for 2004 were $0.8 million, or eight percent, higher than operating expenses for 2003. Domestic research expenses increased $0.4 million due to an increased allocation of resources required to support the business. European operating expenses were up $0.4 million from year to year due to a full year of expenses for the German polyol facility that did not commence operations until the third quarter of 2003 and to the unfavorable effects of foreign currency translation.

Specialty Products

Net sales for 2004 were $27.1 million, a $2.1 million, or eight percent, increase from the $25.0 million reported for 2003. Operating income increased $0.9 million, or 17 percent, to $6.6 million for 2004 from $5.7 million for 2003. The net sales and operating income gains reflected increased volumes for food ingredient and pharmaceutical products. Operating expenses increased $0.1 million, or six percent, primarily due to a higher allocation of research resources to support the business.

Corporate Expenses

Corporate expenses, which primarily include corporate administrative (including legal and environmental expenses) and corporate manufacturing expenses that are not allocated to the reportable segments, decreased $2.6 million, or seven percent, to $34.9 million in 2004 from $37.5 million in 2003. Deferred compensation expense was down $1.3 million from year-to-year to $0.7 million in 2004 from $2.0 million in 2003. A decrease in the Company’s common stock price to $24.36 per share at December 31, 2004, from $25.65 per share at December 31, 2003, led to the decline. Legal and environmental expenses fell $1.1 million between years due primarily to $2.1 million of additional remediation reserve requirements identified in 2003. No such expenses were necessary for 2004. General legal expenses were up $1.0 million from year-to-year, partially offsetting the effect of the lower remediation expenses. Also contributing to the overall decline in corporate expenses were $0.9 million of non-recurring charges for 2003 separation costs associated with a planned reduction in the U.S. work force. Current year expenses related to the Company’s enterprise resource planning (ERP) system implementation project were approximately $0.8 million higher than those of the prior year, as the Company completed its installation of the ERP system at its France and Germany subsidiaries. The implementation project is now complete.

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

Consolidated net sales increased $36.3 million, or five percent, to $784.8 million in 2003 from $748.5 million in 2002. The effects of foreign currency translation contributed $21.5 million, or three percent, of the increase in consolidated net sales. The remaining two percent increase in consolidated net sales was attributable primarily to sales price increases, as consolidated volumes were essentially flat with last year. All three segments reported increases in net sales from year to year. Surfactants segment sales were up $20.7 million, or three percent, due to favorable foreign currency translation and higher sales prices, as higher European volumes were offset by lower domestic, Canadian and South American sales volume. Net sales for the polymers segment increased $15.5 million, or 12 percent, due primarily to higher selling prices that reflected rising raw material costs and higher sales volume. The specialty products segment reported nearly flat year-to-year net sales.

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

Other, net, which includes foreign currency gains and losses and investment income and expense, increased $1.2 million between years. Foreign currency exchange gains on European operations’ debt that is denominated in U.S. dollars accounted for most of the increase. The gains reflected the strengthening of the euro against the U.S. dollar.

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

Specialty Products

Net sales for the year were $25.0 million, a $0.2 million increase from the $24.8 million reported a year ago. Despite the increase in net sales, operating income declined $1.6 million, or 22 percent, due to a lower sales volume of higher margin pharmaceutical products. Higher research expense also contributed to the operating income decline.

Corporate Expenses

Corporate expenses, which primarily include corporate administrative and corporate manufacturing expenses that are not allocated to the reportable segments, increased $2.2 million, or six percent, from $35.3 million in 2002 to $37.5 million in 2003. Environmental expenses were up $2.1 million between years due to contractual obligations for shared remediation costs associated with a formerly owned manufacturing site and anticipated remediation expenses for a currently owned facility. A $1.8 million increase in deferred compensation expense, arising primarily from the appreciation in value of the mutual fund investments held for the deferred compensation plan, contributed to the corporate expense increase (for an explanation regarding the Company’s deferred compensation plan see the “Critical Accounting Policies” section of this discussion.). Also factoring into the higher corporate expenses was a fourth quarter charge of $0.9 million for separation costs associated with a five percent reduction in the Company’s U.S. work force. The reduction in force, which was part of a strategy to reduce operating costs and streamline operations, was realized through a process of voluntary and involuntary terminations and through eliminating unfilled open positions. Costs associated with implementation of the Company’s ERP system were down $1.2 million due primarily to the completion of the North American implementation in the fourth quarter of 2002. Stepan UK’s ERP implementation was completed in the fourth quarter of 2003, and the ERP implementation throughout the rest of Europe will occur in 2004. A $1.0 million recovery of settlement costs related to an old legal case also offset the corporate expense increases.

Liquidity and Financial Condition

Net cash provided by operating activities totaled $43.9 million for 2004 compared to $45.6 million for 2003. Net income increased by $5.4 million from year-to-year. Offsetting the net income increase in 2004 was working capital, which was cash neutral compared to a cash source of $0.9 million in 2003. Accounts receivable increased during 2004, reflecting generally higher selling prices. Accounts payable and inventories both increased, reflecting the impact of higher raw material costs. Additional factors in the change in cash from operations include a swing of $4.5 million in environmental and legal liabilities due to a $1.4 million net reduction in those reserves in 2004 versus a net increase of $3.1 million in the prior year

Capital spending totaled $33.8 million for 2004 compared to $32.9 million in 2003. For 2005, capital expenditures are projected to increase approximately 10 percent to 30 percent, including spending to support the new China joint venture (polymers) and the new plant in Brazil (surfactants).

Consolidated debt decreased by $3.7 million during 2004, from $115.7 million to $112.0 million. As of December 31, 2004, the ratio of long-term debt to long-term debt plus shareholders’ equity was 35.8 percent, compared to 36.2 percent one year earlier. Approximately $65.7 million of total Company debt relates to unsecured promissory notes with maturities extending until 2015. These notes are the Company’s primary source of long term debt financing, and are supplemented by bank credit facilities to meet short and medium term needs.

The Company maintains contractual relationships with its domestic banks that provide for revolving credit of up to $60.0 million, which may be drawn upon as needed for general corporate purposes through May 2, 2007 under a revolving credit agreement. At December 31, 2004, there were borrowings totaling $14.0 million under this agreement. The Company also meets short-term liquidity requirements through uncommitted domestic bank lines of credit.

The Company’s foreign subsidiaries maintain bank term loans and short-term bank lines of credit in their respective countries to meet working capital requirements as well as to fund capital expenditure programs and acquisitions. The Company’s Stepan Europe subsidiary completed a new euro-denominated bank term loan totaling $16.1 million during early 2004, which was used to repay short-term bank debt and to fund new capital spending. As of December 31, 2004, the Company’s European subsidiaries had euro-denominated term loans totaling $27.5 million including current maturities. The European subsidiaries also had short-term debt totaling $3.2 million under short-term bank credit lines at December 31, 2004, with unborrowed capacity of approximately $10.7 million at that date. The Company’s Mexican subsidiary had $1.5 million of debt outstanding at December 31, 2004. Additionally, the Company’s Chinese joint venture has entered into a credit agreement allowing the joint venture to borrow up to $2.4 million, in local currency, to finance plant construction. As of December 31, 2004, there were no borrowings under this loan facility; however, the Company expects this loan facility to be fully utilized during 2005. Stepan Company has issued a guaranty to the lender for the Company’s proportionate interest (55 percent) in this credit facility.

The Company’s loan agreements contain provisions, which, among others, require maintenance of certain financial ratios and place limitations on additional debt, investments and payment of dividends. As of December 31, 2003, the Company would have been out of compliance with the interest coverage test under its U.S. loan agreements. The Company obtained amendments for these loan agreements, effective December 31, 2003, from all of its lenders. As a result, the Company was in compliance with its U.S. loan agreements as of December 31, 2003, and has remained in compliance since that date. Due to lower current year earnings in Europe, Stepan Europe has obtained agreements from its banks to waive certain required financial ratios under its bank term loans through December 31, 2004. The Company is in compliance with the rest of its loan agreements.

The majority of cash at December 31, 2004, was located outside the United States.

The Company anticipates that cash from operations and from committed credit facilities will be sufficient to fund anticipated capital expenditures, dividends and other planned financial commitments for the foreseeable future. Any substantial acquisitions would require additional funding.

Contractual Obligations

At December 31, 2004, the Company’s contractual obligations, including estimated payments by period, were as follows:

	Payments Due by Period
(Dollars in thousands)	Total	2005	2006-2008	2009-2013	2014 & Beyond
Long Term Debt Obligations	$111,991	$17,973	$48,512	$36,931	$8,575
Operating Lease Obligations	18,431	2,841	6,508	5,790	3,292
Purchase Obligations	26,262	13,475	12,787	—	—
Other	8,229	3,355	2,244	1,550	1,080

Total	$164,913	$37,644	$70,051	$44,271	$12,947

Purchase obligations consist of raw material, utility and telecommunication service purchases made in the normal course of business. Other comprises deferred revenues that represent commitments to deliver products, expected 2005 required contributions to the Company’s funded defined benefit pension plans and estimated payments related to the Company’s unfunded defined benefit supplemental executive and outside directors pension plans. The above table does not include $59.3 million of other non-current liabilities recorded on the balance sheet, as summarized in Note 12 to the consolidated financial statements. The non-current liabilities consist of liabilities related to the Company’s funded defined benefit pension plans and deferred compensation plans for which payment periods can not be determined. Non-current liabilities also include environmental and legal liabilities that are primarily contingent in nature (see Note 13 to the consolidated financial statements).

Pension Funding

In 2004, the Company contributed $3.7 million and $0.3 million, respectively, to its funded U.S. and United Kingdom pension plans. The Company expects to contribute approximately $1.7 million and $0.4 million, respectively, to the U.S. and United Kingdom plans in 2005. Payments related to the unfunded non-qualified plans will approximate $0.2 million in 2005 compared to $0.1 million in 2004.

Letters of Credit

The Company maintains two standby letters of credit under its workers’ compensation insurance agreements. These letters of credit are renewed annually and amended to the amounts required by the insurance agreements each year. As of December 31, 2004, the Company had $1.6 million in standby letters of credit for these agreements.

Off-Balance Sheet Arrangements

The Securities and Exchange Commission requires disclosure of off-balance sheet arrangements that either have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors. An off-balance sheet arrangement is defined as any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the Company is a party, under which the Company has any obligation under certain guarantee contracts; a retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to such entity for such assets; any obligation under certain derivative instruments; or an obligation under a material variable interest in an unconsolidated entity that is held by, and material to, the registrant, where such entity provides financing, liquidity, market risk or credit risk support to, or engages in leasing, hedging or research and development services with, the registrant. As of December 31, 2004 and 2003, the Company did not have any of the noted off-balance sheet arrangements.

Environmental and Legal Matters

The Company is subject to extensive federal, state and local environmental laws and regulations. Although the Company’s environmental policies and practices are designed to ensure compliance with these laws and regulations, future developments and increasingly stringent environmental regulation could require the Company to make additional unforeseen environmental expenditures. The Company will continue to invest in the equipment and facilities necessary to comply with existing and future regulations. During 2004, the Company’s expenditures for capital projects related to the environment were $ 0.8 million. These projects are capitalized and depreciated over their estimated useful lives, which is typically 10 years. Recurring costs associated with the operation and maintenance of facilities for waste treatment and disposal and managing environmental compliance in ongoing operations at our manufacturing locations were approximately $8.5 million for 2004, $8.1 million for 2003 and $8.5 million for 2002. While difficult to project, it is not anticipated that these recurring expenses will increase significantly in the future.

The Company has been named by the government as a potentially responsible party at 21 waste disposal sites where cleanup costs have been or may be incurred under CERCLA and similar state statutes. In addition, damages are being claimed against the Company in general liability actions for alleged personal injury or property damage in the case of some disposal and plant sites. The Company believes that it has made adequate provisions for the costs it may incur with respect to the sites. It is the Company’s accounting policy to record liabilities when environmental assessments and/or remedial efforts are probable and the cost or range of possible costs can be reasonably estimated. When no amount within the range is a better estimate than any other amount, the minimum is accrued. Some of the factors on which the Company bases its estimates include information provided by feasibility studies, potentially responsible party negotiations and the development of remedial action plans. Because reported liabilities are recorded based on estimates, actual amounts could differ from those estimates. After partial remediation payments at certain sites, the Company has estimated a range of possible environmental and legal losses from $8.8 million to $40.1 million at December 31, 2004, compared to $9.5 million to $40.4 million at December 31, 2003. At December 31, 2004 the Company’s reserve was $18.9 million for legal contingencies and environmental matters compared to $19.6 million at December 31, 2003. During 2004, non-capital cash outlays related to legal and environmental matters approximated $5.7 million compared to $2.7 million expended in 2003.

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

Deferred Compensation

The Company maintains deferred compensation plans. These plans allow management to defer receipt of its bonuses and directors to defer receipt of director fees until retirement or departure from the Company. The Company funds its obligations associated with these plans by purchasing investment assets that match the investment choices – a limited selection of mutual funds or Company common stock – made by the plan participants. The Company maintains at least enough Company common stock in treasury to cover the equivalent number of common stock shares resulting from participants electing the Company common stock option, which periodically requires the Company to purchase its common shares from the open market. The plans allow for the compensation being deferred to grow (or decline) based on the results of investment options chosen by the participants. Ultimately, upon retirement or departure from the Company, participants receive the cash equivalent value of the investment choices they have made as of the date of plan distribution. As a result, any appreciation in the value of Stepan Company common stock or the mutual fund options under the plan result is additional compensation expense to the Company. Conversely, declines in the market price of Stepan Company stock or the value of the mutual funds results in a reduction of compensation expense since such declines reduce the cash obligation of the Company as of the date of the financial statements. It is these market price movements that result in the significant period-to-period fluctuations that impact the Company’s Consolidated Statements of Income.

As of December 31, 2004, the Company’s deferred compensation liability is $20.7 million, of which approximately 46 percent represents deferred compensation tied to the performance of Stepan Company common stock and the remainder is tied to the mutual fund investment choices. A $1.00 increase in the market price of Stepan Company common stock will result in approximately $0.4 million of additional compensation expense. Similarly, a $1.00 reduction in the market price of the common stock will reduce compensation expense by a like amount. The expense or income associated with the mutual fund component will fluctuate generally in line with the overall percentage increase or decrease of the U.S. stock markets.

The mutual fund assets are recorded on the Company’s balance sheet at cost when acquired and adjusted to their market values at the end of each reporting period. While these market value adjustments affect the income statement due to their impact on the Company’s ultimate cash liability, there is not an offsetting income statement impact from fluctuation in the asset value, as generally accepted accounting principles require unrealized gains and losses on investments in marketable securities be recorded as a direct adjustment to shareholders’ equity as accumulated other comprehensive income/loss. Dividends and capital gains received from the mutual funds, as well as impairment losses and realized gains and losses from sales of mutual fund shares, are recognized as investment income/loss under the “Other, net” caption of the Consolidated Statements of Income.

Since the Stepan Company common stock is held as treasury stock, no further adjustments are made to equity as a result of market price movements in the stock.

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

Estimates for environmental liabilities are subject to significant fluctuations as new facts emerge related to the various sites where the Company is exposed to liability for the remediation of environmental contamination. See the Environmental and Legal Matters section of this Management’s Discussion and Analysis for discussion of the Company’s reserves and range of loss estimates.

Revenue Recognition

Revenue is recognized upon shipment of goods to customers, at which time title and risk of loss pass to the customer. The Company records shipping and handling billed to a customer in a sales transaction as revenue. Costs incurred for shipping and handling are recorded in cost of sales. The Company believes recognition of revenue upon shipment is the appropriate point of revenue recognition as the Company has no further performance obligations to the customer other than in connection with customer volume discount programs. Volume discounts due customers are estimated based on the terms of the customer contracts and related shipment information and recorded in the same period as the sales to which the discounts relate and are reported as reductions of revenue in the Consolidated Statements of Income. Customer contracts are generally annual in nature. Depending upon demand, the annual contract program provisions and the mix of customers, the Company’s allowance for volume discounts will fluctuate from period-to-period. For arrangements where the Company consigns product to a customer location, revenue is recognized when the customer uses the inventory.

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

The Company and its foreign subsidiaries periodically use short-term forward exchange contracts to limit the exposure of certain foreign currency transactions and balances to fluctuating exchange rates. As of December 31, 2004, the Company had no outstanding forward exchange contracts.

From time to time, the Company extends U.S. dollar denominated loans or extended trade receivables to its foreign subsidiaries. Gains or losses on such transactions are recorded in income. As of December 31, 2004, the Company had an outstanding loan balance of $17.9 million due from its Stepan Europe subsidiary and trade receivables of $2.4 million due from its Brazilian subsidiary. A hypothetical fluctuation of 10 percent in the exchange rate of the euro or the Brazilian real would result in a gain or loss of $1.8 million or $0.2 million, respectively.

INTEREST RATES

The Company’s debt was composed of fixed-rate and variable-rate borrowings totaling $67.8 million and $44.2 million, respectively, as of December 31, 2004. For 2005, it is projected that interest on variable-rate borrowings will total approximately $2.7 million. A hypothetical 10 percent average change to short-term interest rates would result in a $0.3 million increase or decrease to interest expense for 2005.

The fair value of the Company’s fixed-rate debt, including current maturities, was estimated to be $71.6 million as of December 31, 2004, which was approximately $3.8 million above the carrying value. Market risk was estimated as the potential increase to the fair value that would result from a hypothetical 10 percent decrease in the Company’s weighted average long-term borrowing rates at December 31, 2004, or $1.8 million.

COMMODITY PRICE RISK

Certain raw materials used in the manufacture of the Company’s products are subject to price volatility caused by weather, petroleum prices, general economic demand and other unpredictable factors. Increased raw material costs are passed on to customers as quickly as the marketplace allows; however, certain customers have arrangements that allow for price changes only on a quarterly basis, and competitive pressures sometimes prevent cost increases from being passed on to customers, particularly in periods where there is excess industry capacity. As a result, for some product lines or market segments it may take time to recover raw material price increases. Periodically, firm purchase commitments are entered into which fix the price of a specific commodity that will be delivered at a future time. Forward contracts are sometimes used to aid in managing the Company’s natural gas costs. The Company may contract up to 100 percent of its forecasted annual natural gas requirements. At December 31, 2004, the Company had open forward contracts for the purchase of 0.3 million dekatherms of natural gas in 2005 at a cost of $2.4 million. The current contracts cover expected natural gas usage for the first quarter of 2005. A hypothetical 10 percent fluctuation in the price of natural gas covered by forward contracts would result in the Company’s natural gas cost being $0.2 million higher or lower than the contractual price in the Company’s results of operations.

Item 8. Financial Statements and Supplementary Data

The following statements and data are included in this item:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Income (For years ended December 31, 2004, 2003 and 2002)

Consolidated Balance Sheets (December 31, 2004 and 2003)

Consolidated Statements of Cash Flow (For years ended December 31, 2004, 2003 and 2002)

Consolidated Statements of Stockholders’ Equity (For years ended December 31, 2004, 2003 and 2002)

Notes to Consolidated Financial Statements

Selected Quarterly Financial Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Stepan Company

Northfield, Illinois

We have audited the accompanying consolidated balance sheets of Stepan Company and subsidiaries (the “Company”) as of December 31, 2004 and 2003 and the related consolidated statements of income, cash flows and stockholders’ equity for each of the three years in the period ended December 31, 2004. Our audits also included the accompanying financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Stepan Company and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2005, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/S/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP

Chicago, Illinois

February 24, 2005

Stepan Company

Consolidated Statements of Income

For the years ended December 31, 2004, 2003 and 2002

(In thousands, except per share amounts)	2004	2003	2002
Net Sales (Note 1)	$935,816	$784,855	$748,539

Cost of Sales	824,849	681,116	626,013

Gross Profit	110,967	103,739	122,526

Operating Expenses:
Marketing	29,615	29,660	27,920
Administrative	36,204	39,565	35,779
Research, development and technical services (Note 1)	25,969	24,718	24,897

	91,788	93,943	88,596

Operating Income	19,179	9,796	33,930

Other Income (Expenses):
Interest, net (Note 4)	(7,237)	(8,061)	(7,388)
Income from equity in joint venture (Note 1)	2,320	2,170	3,577
Other, net	371	1,366	149

	(4,546)	(4,525)	(3,662)
Income Before Provision for Income Taxes and Minority Interest	14,633	5,271	30,268
Provision for income taxes (Note 6)	4,320	360	10,139
Minority interest (Note 18)	11	—	—

Net Income	$10,324	$4,911	$20,129

Net Income Per Common Share (Note 16):
Basic	$1.06	$0.46	$2.18

Diluted	$1.05	$0.45	$2.05

Shares Used to Compute Net Income Per Common Share (Note 16):
Basic	8,970	8,889	8,861

Diluted	9,038	9,086	9,802

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Stepan Company

Consolidated Balance Sheets

December 31, 2004 and 2003

(Dollars in thousands)	2004	2003
Assets
Current Assets:
Cash and cash equivalents	$6,261	$4,235
Receivables, less allowances of $2,980 in 2004 and $2,530 in 2003	135,978	113,353
Inventories (Note 3)	76,176	70,548
Deferred income taxes (Note 6)	7,448	8,077
Other current assets	9,621	8,247

Total current assets	235,484	204,460

Property, Plant and Equipment:
Land	8,500	8,279
Buildings and improvements	87,020	84,568
Machinery and equipment	666,221	643,266
Construction in progress	15,722	8,984

	777,463	745,097
Less: accumulated depreciation	568,593	534,432

Property, plant and equipment, net	208,870	210,665

Goodwill, net (Note 2)	7,759	7,621
Other intangible assets, net (Note 2)	10,579	12,016
Other non-current assets	30,084	29,455

Total assets	$492,776	$464,217

Liabilities and Stockholders’ Equity
Current Liabilities:
Current maturities of long-term debt (Note 4)	$17,973	$23,670
Accounts payable	98,322	74,113
Accrued liabilities (Note 11)	41,307	35,156

Total current liabilities	157,602	132,939

Deferred income taxes (Note 6)	7,758	14,570

Long-term debt, less current maturities (Note 4)	94,018	92,004

Other non-current liabilities (Note 12)	64,223	62,637

Commitments and Contingencies (Notes 5 and 13)

Minority Interest (Note 18)	934	—

Stockholders’ Equity (Note 7):
5½ percent convertible preferred stock, cumulative, voting, without par value; authorized 2,000,000 shares; issued and outstanding 581,482 shares in 2004 and 582,082 shares in 2003	14,537	14,552
Common stock, $1 par value; authorized 30,000,000 shares; issued 10,032,555 shares in 2004 and 9,900,265 shares in 2003	10,032	9,900
Additional paid-in capital	24,449	22,277
Accumulated other comprehensive loss (Note 1)	(16,539)	(19,560)
Retained earnings (approximately $31,372 unrestricted in 2004 and $29,027 in 2003)	157,373	154,780
Less: Treasury stock, at cost, 1,039,445 shares in 2004 and 966,671 shares in 2003	(21,611)	(19,882)

Stockholders’ equity	168,241	162,067

Total liabilities and stockholders’ equity	$492,776	$464,217

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Stepan Company

Consolidated Statements of Cash Flows

For the years ended December 31, 2004, 2003 and 2002

(Dollars in thousands)	2004	2003	2002
Cash Flows From Operating Activities
Net income	$10,324	$4,911	$20,129
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,169	41,426	40,117
Deferred income taxes	(4,310)	(5,770)	(466)
Other non-cash items	(1,138)	(94)	(1,761)
Changes in assets and liabilities:
Receivables, net	(15,949)	(14,104)	3,941
Inventories	(4,009)	(2,563)	(8,655)
Other current assets	(1,019)	(1,407)	(1,607)
Accounts payable and accrued liabilities	20,992	18,945	(6,049)
Pension liabilities	698	1,558	566
Environmental and legal liabilities	(1,398)	3,121	311
Deferred revenues	503	(455)	(459)

Net Cash Provided By Operating Activities	43,863	45,568	46,067

Cash Flows From Investing Activities
Expenditures for property, plant and equipment	(33,766)	(32,872)	(36,135)
Dividend from Philippine joint venture, net of tax withholdings	1,700	—	—
Business acquisitions, net of cash acquired	—	—	(2,185)
Other non-current assets	3,035	(1,318)	2,833
Formation of China joint venture	945	—	—

Net Cash Used In Investing Activities	(28,086)	(34,190)	(35,487)

Cash Flows From Financing Activities
Revolving debt and notes payable to banks, net	(481)	16,958	(36,848)
Other debt borrowings	17,680	23	43,137
Other debt repayments	(23,908)	(18,998)	(8,931)
Purchases of treasury stock, net	(30)	(2,706)	(2,023)
Dividends paid	(7,731)	(7,579)	(7,339)
Stock option exercises	685	2,256	2,599
Other	(302)	(26)	(452)

Net Cash Used In Financing Activities	(14,087)	(10,072)	(9,857)

Effect of Exchange Rate Changes on Cash	336	(259)	(1,759)

Net Increase (Decrease) in Cash and Cash Equivalents	2,026	1,047	(1,036)
Cash and Cash Equivalents at Beginning of Year	4,235	3,188	4,224

Cash and Cash Equivalents at End of Year	$6,261	$4,235	$3,188

Supplemental Cash Flow Information
Cash payments of income taxes, net of refunds	$8,359	$5,541	$9,489
Cash payments of interest	$7,673	$8,349	$7,236

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Stepan Company

Consolidated Statements of Stockholders’ Equity

For the years ended December 31, 2004, 2003 and 2002

(Dollars in thousands)	Convertible Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Comprehensive Income
Balance January 1, 2002	14,581	9,604	16,531	(15,153)	(15,870)	144,658	—
Sale of 137,501 shares of common stock under stock option plan	—	138	2,461	—	—	—	—
Purchase of 79,244 shares of common stock, net of sales	—	—	—	(2,023)	—	—	—
Conversion of preferred stock to common stock	(15)	—	15	—	—	—	—
Net income	—	—	—	—	—	20,129	$20,129
Other comprehensive income/(loss):
Foreign currency translation adjustments	—	—	—	—	1,489	—	1,489
Unrealized gain (loss) on securities	—	—	—	—	(564)	—	(564)
Minimum pension liability adjustment (net of income taxes of $6,807)	—	—	—	—	(10,164)	—	(10,164)

Comprehensive income	—	—	—	—	—	—	$10,890

Cash dividends paid:
Preferred stock ($1.375 per share)	—	—	—	—	—	(802)	—
Common stock (73.75¢ per share)	—	—	—	—	—	(6,537)	—
Non-qualified stock option income tax benefit	—	—	351	—	—	—	—

Balance, December 31, 2002	14,566	9,742	19,358	(17,176)	(25,109)	157,448	—
Sale of 157,427 shares of common stock under stock option plan	—	157	2,099	—	—	—	—
Purchase of 105,195 shares of common stock, net of sales	—	—	—	(2,706)	—	—	—
Conversion of preferred stock to common stock	(14)	1	13	—	—	—	—
Net income	—	—	—	—	—	4,911	$4,911
Other comprehensive income/(loss):
Foreign currency translation adjustments	—	—	—	—	6,538	—	6,538
Unrealized gain (loss) on securities (net of income taxes of $83)	—	—	—	—	1,758	—	1,758
Minimum pension liability adjustment (net of income taxes of $1,598)	—	—	—	—	(2,747)	—	(2,747)

Comprehensive income	—	—	—	—	—	—	$10,460

Cash dividends paid:
Preferred stock ($1.375 per share)	—	—	—	—	—	(800)	—
Common stock (76.25¢ per share)	—	—	—	—	—	(6,779)	—
Non-qualified stock option income tax benefit	—	—	807	—	—	—	—

Balance, December 31, 2003	14,552	9,900	22,277	(19,882)	(19,560)	154,780	—
Sale of 131,605 shares of common stock under stock option plan	—	131	1,949	—	—	—	—
Purchase of 72,774 shares of common stock, net of sales	—	—	—	(1,729)	—	—	—
Conversion of preferred stock to common stock	(15)	1	14	—	—	—	—
Net income	—	—	—	—	—	10,324	$10,324
Other comprehensive income/(loss):
Foreign currency translation adjustments	—	—	—	—	4,974	—	4,974
Unrealized gain (loss) on securities (net of income taxes of $161)	—	—	—	—	242	—	242
Minimum pension liability adjustment (net of income taxes of $1,515)	—	—	—	—	(2,195)	—	(2,195)

Comprehensive income	—	—	—	—	—	—	$13,345

Cash dividends paid:
Preferred stock ($1.375 per share)	—	—	—	—	—	(800)	—
Common stock (77.25¢ per share)	—	—	—	—	—	(6,931)	—
Non-qualified stock option income tax benefit	—	—	209	—	—	—	—

Balance, December 31, 2004	14,537	10,032	24,449	(21,611)	(16,539)	157,373	—

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements

For the years ended December 31, 2004, 2003 and 2002

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all its wholly owned foreign subsidiaries and its majority-owned Chinese joint venture. All significant intercompany balances and transactions have been eliminated in consolidation. The Company includes the financial statements of its Chinese joint venture in its consolidated financial statements on a three month lag basis; accordingly, the Company’s December 31, 2004, financial statements reflect balances and activity of the joint venture through September 30, 2004. Stepan Company owns 50 percent of a Philippine joint venture company. The joint venture owns and operates a plant in the Philippines for production of surfactants for sale in the Philippines and Southeast Asia. The investment is accounted for on the equity method and is included in the “Other non-current assets” caption on the Consolidated Balance Sheet. The Company’s share of net earnings of this investment is included in consolidated net income under the caption “Income from Equity in Joint Venture”.

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

Inventories

Inventories are valued at cost, which is not in excess of market value, and include material, labor and plant overhead costs. The last-in, first-out (LIFO) method is used to determine the cost of the Company’s domestic inventories. The first-in, first-out (FIFO) method is used for all other inventories. Inventories priced at LIFO as of December 31, 2004 and 2003, amounted to 77 and 78 percent of total inventories, respectively.

Property, Plant and Equipment

Depreciation of physical properties is provided on a straight-line basis over the estimated useful lives of various assets. Lives used for calculating depreciation are generally 30 years for buildings, 15 years for building improvements and from three to 15 years for machinery and equipment. Major renewals and betterments are capitalized in the property accounts, while maintenance and repairs ($17,140,000, $17,101,000, and $17,869,000 in 2004, 2003 and 2002, respectively), which do not renew or extend the life of the respective assets, are charged to operations currently. The cost of property retired or sold and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in income.

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

Operating assets are written down to fair value whenever an impairment review indicates that the carrying value cannot be recovered on an undiscounted cash flow basis. See Note 17.

Revenue Recognition

Revenue is recognized upon shipment of goods to customers, at which time title and risk of loss pass to the customer. For arrangements where the Company consigns product to a customer location, revenue is recognized when the customer uses the inventory. The Company records shipping and handling billed to a customer in a sales transaction as revenue. Costs incurred for shipping and handling are recorded in cost of sales. Volume discounts due to customers are estimated and recorded in the same period as the sales to which the discounts relate and reported as reductions of revenue in the Consolidated Statements of Income.

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

Goodwill and Other Intangible Assets

Intangible assets include patents, agreements not to compete, trademarks, customer lists and goodwill, all of which were acquired as part of business acquisitions. The Company separately identifies intangible assets other than goodwill and amortizes them in accordance with their useful lives, generally ranging from five to 15 years. Goodwill is not amortized. Goodwill is subject to annual tests for impairment. Goodwill and all other intangible assets are tested for impairment when events indicate that an impairment may have occurred. At December 31, 2004, there was no impairment of goodwill or other intangible assets. For more details see Note 2.

Research and Development Costs

The Company’s research and development costs are expensed as incurred. These expenses are aimed at discovery and commercialization of new knowledge with the intent that such effort will be useful in developing a new product or in bringing about a significant improvement to an existing product or process. Total expenses were $15,294,000, $15,208,000 and $15,017,000 in 2004, 2003 and 2002, respectively. The balance of expenses reflected on the Consolidated Statements of Income relates to technical services, which include routine product testing, quality control and sales support service.

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

Translation of Foreign Currencies

Assets and liabilities of consolidated foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at year end. The resulting translation adjustments are included in stockholders’ equity. Revenues and expenses are translated at average exchange rates prevailing during the year. Gains or losses on foreign currency transactions are reflected in the “Other, net” caption of the Consolidated Statements of Income. The foreign exchange gains and losses recognized by year were $103,000 loss in 2004, $1,651,000 gain in 2003 and zero in 2002.

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

(In thousands, except per share amounts)	For the Years Ended December 31
	2004	2003	2002
Net income, as reported	$10,324	$4,911	$20,129
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	1,517	850	698

Net income, pro forma	$8,807	$4,061	$19,431

Earnings per share:
Basic - as reported	$1.06	$0.46	$2.18

Basic - pro forma	$0.89	$0.37	$2.10

Diluted - as reported	$1.05	$0.45	$2.05

Diluted - pro forma	$0.89	$0.36	$1.99

The weighted-average fair values of options were $5.58, $5.58 and $6.19 in 2004, 2003 and 2002, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used:

	2004	2003	2002
Expected dividend yield	2.80%	2.75%	2.75%
Expected volatility	22.70%	23.00%	23.50%
Expected life	7.5 years	7.5 years	7.5 years
Risk-free interest rate	3.95%	3.97%	4.89%

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), “Share-Based Payment”, that revises SFAS No. 123, “Accounting for Stock-Based Compensation”, and requires accounting for equity-based employee compensation transactions at fair value. Consequently, effective July 1, 2005, the Company will record equity-based employee compensation expense in its Consolidated Statement of Income by applying the fair value recognition provisions of SFAS No. 123(R). For further comments, see the “Recent Accounting Pronouncements” section of this footnote.

Per Share Data

Basic earnings per share amounts are computed based on the weighted-average number of common shares outstanding. Net income used in computing basic earnings per share has been reduced by dividends paid to preferred stockholders. Diluted earnings per share amounts are based on the increased number of common shares that would be outstanding assuming the exercise of certain outstanding stock options (under the treasury stock method) and the conversion of the convertible preferred stock, when such conversion would have the effect of reducing earnings per share. See Note 16.

Comprehensive Income

Comprehensive income includes net income and all other nonowner changes in equity that are not reported in net income. For the years ended December 31, 2004, 2003 and 2002, the Company’s comprehensive income included net income, foreign currency translation gains and losses, unrealized gains and losses on investment securities, and minimum pension liability adjustments. Comprehensive income is disclosed in the Consolidated Statements of Stockholders’ Equity. At December 31, 2004, the total accumulated other comprehensive loss of $16,539,000 consisted of $815,000 of foreign currency translation adjustments, $366,000 of unrealized gains on securities (net of income taxes of $244,000) and $16,090,000 of minimum pension liability adjustments (net of income taxes of $10,515,000). At December 31, 2003, the total accumulated other comprehensive loss of $19,560,000 consisted of $5,789,000 of foreign currency translation adjustments, $124,000 of unrealized gains on securities (net of income taxes of $83,000) and $13,895,000 of minimum pension liability adjustments (net of income taxes of $9,000,000).

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

The Company has limited derivative transactions. Company policy prohibits the use of financial instruments for trading or speculative purposes. The Company does, however, enter into forward contracts to minimize exposure related to rising natural gas prices. The Company may contract up to 100 percent of its forecasted natural gas requirements. Because the Company anticipates taking delivery of the gas for use in its manufacturing operations, the forward contracts qualify for the normal purchase exception of SFAS No. 133, as amended. As a result, the contracts are not accounted for as derivative instruments. The cost of the natural gas is charged to expense at the time the gas is delivered and used. To the extent forecasts are adjusted resulting in contracted volume exceeding forecasted volume, which is generally insignificant, the excess contracted volume is accounted for as a derivative instrument and, accordingly, marked to market through earnings at the applicable measurement date. At December 31, 2004, the Company had open forward contracts for the purchase of 0.3 million dekatherms of natural gas in 2005 at a cost of $2,400,000. Due to the decreases in the cost of natural gas at the end of 2004, the fair market value of the gas contracts was about $500,000 lower than the contract value at December 31, 2004.

Recent Accounting Pronouncements

In March 2004, the FASB ratified the consensus reached by the Emerging Issues Task Force (EITF) with respect to EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Applications to Certain Investments”. This issue provided guidance for determining when an investment classified as either available-for-sale or held-to-maturity is other-than-temporarily impaired. The impairment is considered other-than-temporary unless the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for a forecasted recovery of fair value to or beyond the cost of investment and evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweights evidence to the contrary. Originally the guidance was effective for reporting periods beginning after June 15, 2004. In September 2004, the FASB released FSP EITF 03-1-1 that delayed the implementation of the original issue until certain technicalities are resolved. The Company does not believe that the issue, as currently written, will have a material effect on its financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No.123(R), “Share-Based Payment,” which revises SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005, which is July 1, 2005, for the Company. SFAS No. 123(R) applies to new awards and to awards modified, repurchased or cancelled after the required effective date, as well as to the unvested portion of awards outstanding as of the required effective date. When the new standard is adopted, prior periods may be, but are not required to be, restated. SFAS No. 123(R) requires the fair value of all share-based payment transactions to be recognized in the financial statements. Consequently, the Company will be required to recognize compensation expense for the fair value of employee stock options over the applicable vesting period, which is generally two years. Using the intrinsic value method of APB Opinion No. 25, the Company did not recognize compensation expense related to employee stock options, since options are granted at exercise prices equal to the fair market value on the date of grant. The new standard also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. The Company is currently evaluating the detailed requirements of SFAS No. 123(R). Because the number of unvested options at the transition date is expected to be minimal, SFAS No. 123(R) is not expected to have a significant effect on the Company’s financial position, results of operations and cash flows at the time the standard is adopted. However, the results of operations could be significantly affected when new grants are awarded. The effect on financial position and cash flows should not be material.

In December 2004, the FASB issued FASB Statement of Position (FSP FAS) 109-1, “Application of FASB Statement No. 109, “Accounting for Income Taxes”, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004”. The FASB directed that the qualified production activities deduction be treated as a special deduction, as opposed to a tax rate reduction, in accordance with SFAS No. 109. This FSP is effective December 21, 2004. The special deduction was considered by the Company in measuring its existing deferred taxes. The adoption of FSP FAS 109-1 did not have an impact on the Company’s financial position, results of operations or cash flows.

In December 2004, the FASB issued FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”. The act provides for a special one-time tax deduction of 85 percent of certain foreign earnings that are repatriated in either the company’s last tax year that began before the enactment date, or the first tax year that begins during the one-year period beginning on the date of enactment. This FSP is effective December 21, 2004. The Company evaluated the effect of the special one-time tax deduction and determined that it would not repatriate foreign earnings. Therefore, the adoption of FSP FAS 09-2 does not have an effect on the Company’s financial position, results of operations or cash flows.

2. Goodwill and Other Intangible Assets

The Company’s net carrying values of goodwill were $7,759,000 and $7,621,000 as of December 31, 2004 and December 31, 2003, respectively. The entire amount of goodwill relates to the surfactants’ reporting unit. The change in net carrying value primarily resulted from the effects of currency translation.

The following table reflects the components of all other intangible assets, which all have finite lives, as of December 31, 2004 and 2003.

(In thousands)	Gross Carrying Amount		Accumulated Amortization
	December 31		December 31
	2004	2003	2004	2003
Other Intangible Assets:
Patents	$2,000	$2,000	$867	$733
Trademarks, customer lists, know-how	18,763	18,406	9,493	8,007
Non-compete agreements	2,413	2,310	2,237	1,960

Total	$23,176	$22,716	$12,597	$10,700

Aggregate amortization expense for the years ended December 31, 2004 and 2003, was $1,783,000 and $2,153,000, respectively. Estimated amortization expense for identifiable intangibles assets, other than goodwill, for each of the five succeeding fiscal years is as follows:

(In thousands)
For year ended 12/31/05	$1,693
For year ended 12/31/06	$1,517
For year ended 12/31/07	$1,490
For year ended 12/31/08	$1,466
For year ended 12/31/09	$1,445

3. Inventories

The composition of inventories is as follows:

	December 31
(Dollars in thousands)	2004	2003
Finished products	$52,859	$47,809
Raw materials	23,317	22,739

Total inventories	$76,176	$70,548

If the first-in, first-out (FIFO) inventory valuation method had been used for all inventories, inventory balances would have been approximately $14,771,000 and $8,615,000 higher than reported at December 31, 2004, and December 31, 2003, respectively.

4. Debt

Debt comprises the following:

		December 31
(Dollars in Thousands)	Maturity Dates	2004	2003
Unsecured private placement notes
6.86%	2009-2015	$30,000	$30,000
6.59%	2005-2012	21,818	27,273
7.77%	2005-2008	10,909	16,364
7.22%	2005	3,000	9,000
7.69%	2004	0	2,000
Unsecured U.S. bank debt	2007	14,000	6,600
Debt of foreign subsidiaries
Bank term loans, foreign currency	2005-2010	28,393	13,110
Other, foreign currency	2005-2015	3,871	11,327

Total Debt		111,991	115,674
Less current maturities		17,973	23,670

Long-term debt		$94,018	$92,004

Unsecured bank debt at December 31, 2004, consisted of borrowings under a committed $60,000,000 U.S. revolving credit agreement with interest at varying rates, which averaged 2.35 percent during 2004. The agreement requires a commitment fee to be paid on the unused portion of the commitment, which averaged 0.15 percent during the year. Periodically, the Company has had other borrowings under notes payable to U.S. banks under which there were no outstanding balances at December 31, 2004 or 2003.

The debt of foreign subsidiaries consists mostly of bank term loans to Stepan Europe and to Stepan Mexico, all in local currencies. The European bank term loans have scheduled maturities through 2010 and bear interest at 90-day EURIBOR plus 1.8 percent. The Mexican bank loan has scheduled maturities through 2009, and bears interest at 10.35 percent. Other foreign currency debt is composed primarily of borrowings under uncommitted lines of credit to the Company’s European subsidiaries. The foreign debt that is currently outstanding is secured by the assets of the respective entities but is not guaranteed by the U.S. parent. However, in December 2004, the Company entered into an agreement to guarantee its pro rata share (55 percent) of a three-year bank term loan of up to $2,400,000, in local currency, to the Company’s China joint venture. As of December 31, 2004, there was no outstanding balance on this loan. The Company expects this loan to be fully borrowed during 2005.

The various loan agreements contain provisions, which, among others, requires maintenance of certain financial ratios and place limitations on additional debt, investments and payment of dividends. As of December 31, 2003, the Company would have been out of compliance with the interest coverage test under its U.S. loan agreements. The Company obtained amendments for these loan agreements, effective December 31, 2003, from all of its lenders. As a result, the Company was in compliance with its U.S. loan agreements as of December 31, 2003, and has remained in compliance since that date. Due to lower current year earnings in Europe, Stepan Europe has obtained agreements from its banks to waive certain required financial ratios under its bank term loans as of December 31, 2004. The Company is in compliance with the rest of its loan agreements. Unrestricted retained earnings were $31,372,000 and $29,027,000 at December 31, 2004 and 2003, respectively.

Debt at December 31, 2004, matures as follows: $17,973,000 in 2005; $11,598,000 in 2006; $25,443,000 in 2007; $11,471,000 in 2008; $10,838,000 in 2009 and $34,668,000 after 2009.

The fair value of the Company’s fixed-rate debt at December 31, 2004, including current maturities, was estimated to be $71,600,000 compared to a carrying value of $67,800,000 as of December 31, 2004.

Net interest expense for the years ended December 31 was composed of the following:

(Dollars in Thousands)	2004	2003	2002
Interest Expense	$7,567	$8,312	$7,869
Interest Income	(157)	(42)	(167)

	7,410	8,270	7,702
Capitalized Interest	(173)	(209)	(314)

Interest, Net	$7,237	$8,061	$7,388

The Company maintains two standby letters of credit under its workers’ compensation insurance agreements. These letters of credit are renewed annually and amended to the amounts required by the insurance agreements each year. As of December 31, 2004, the Company had $1,600,000 in standby letters of credit for these agreements.

5. Leased Properties

The Company leases certain property and equipment (primarily transportation equipment, buildings and computer equipment) under operating leases. Total rental expense was $3,936,000, $3,883,000, and $4,084,000 in 2004, 2003 and 2002, respectively.

Minimum future rental payments under operating leases with terms in excess of one year as of December 31, 2004, are:

(Dollars in thousands) Year	Amount
2005	$2,841
2006	2,497
2007	2,121
2008	1,889
2009	1,466
Subsequent to 2009	7,617

Total minimum future rental payments	$18,431

6. Income Taxes

The provisions for taxes on income and the related income before taxes are as follows:

(Dollars in thousands)	2004	2003	2002
Taxes on Income
Federal
Current	$5,912	$2,329	$7,687
Deferred	(2,477)	(3,633)	(1,574)
State
Current	707	343	1,228
Deferred	(558)	(893)	(443)
Foreign
Current	2,011	3,458	1,690
Deferred	(1,275)	(1,244)	1,551

Total	$4,320	$360	$10,139

Income before Taxes and Minority Interest
Domestic	$12,212	$(1,890)	$21,783
Foreign	2,421	7,161	8,485

Total	$14,633	$5,271	$30,268

U.S. income taxes have not been provided on $46,422,000 of undistributed earnings of the Company’s foreign subsidiaries, or on the equity income of its Philippine joint venture. In general, the Company reinvests earnings of foreign subsidiaries in their operations indefinitely. Because of the probable availability of foreign tax credits, it is not practicable to estimate the amount, if any, of the deferred tax liability on earnings reinvested indefinitely.

The variations between the effective and statutory U.S. federal income tax rates are summarized as follows:

	2004		2003		2002
(Dollars in thousands)	Amount	%	Amount	%	Amount	%
Federal income tax provision at statutory tax rate	$5,122	35.0	$1,845	35.0	$10,593	35.0
State taxes on income less applicable federal tax benefit	97	0.7	(358)	(6.8)	510	1.7
Foreign income taxed at different rates	(112)	(0.8)	(292)	(5.5)	270	0.9
Effect of equity in foreign joint venture	(555)	(3.8)	(546)	(10.4)	(860)	(2.8)
Extraterritorial income exclusion	—	—	(114)	(2.2)	(451)	(1.5)
Repatriation of foreign earnings (a)	700	4.8	—	—	—	—
Charitable contribution of intellectual property (b)	(980)	(6.7)	—	—	—	—
U.S. tax credits	(265)	(1.8)	(321)	(6.1)	(274)	(0.9)
Non-deductible expenses and other items, net	313	2.1	146	2.8	351	1.1

Total income tax provision	$4,320	29.5	$360	6.8	$10,139	33.5

(a)	During 2004, the Company received a $2,000,000 dividend from its Philippine joint venture.
(b)	During 2004, the Company made a $2,800,000 charitable contribution of intellectual property.

At December 31, the tax effect of significant temporary differences representing deferred tax assets and liabilities is as follows:

(Dollars in thousands)	2004	2003
Deferred Tax Assets:
Pensions	$9,714	$7,939
State income tax accrual	245	452
Deferred revenue	1,112	816
Other accruals and reserves	3,372	3,111
Amortization of intangibles	492	374
Inventories	416	1,294
Legal and environmental accruals	9,009	9,662
Deferred compensation	8,791	8,859
Bad debt and rebate reserves	1,985	2,044
Subsidiaries net operating loss carryforwards	3,742	4,570
Tax credits	1,148	797
Other	562	59

Deferred Tax Assets	$40,588	$39,977

Deferred Tax Liabilities:
Depreciation	$(33,691)	$(38,440)
Safe harbor leases	(773)	(1,246)
Other	(249)	(1,652)

Deferred Tax Liabilities	$(34,713)	$(41,338)

Valuation Allowance	$(4,366)	$(3,776)

Net Deferred Tax Assets/(Liabilities)	$1,509	$(5,137)

Reconciliation to Consolidated Balance Sheet:
Current deferred tax assets	$7,448	$8,077
Non-current deferred tax assets (in other non-current assets)	2,241	1,356
Current deferred tax liabilities (in accrued liabilities)	(422)	—
Non-current deferred tax liabilities	(7,758)	(14,570)

Net Deferred Tax Liabilities	$1,509	$(5,137)

As of December 31, 2004, the Company had foreign tax loss carryforwards of $8,989,000 and tax credit carryforwards of $524,000. Of the foreign tax loss carryforwards, $1,294,000 expires in 2009 and the remaining balance has an indefinite carryforward period. Of the tax credit carryforwards, $135,000 expires in 2008 and the remaining balance expires in 2014.

The Company’s valuation allowance of $4,366,000 at December 31, 2004, was primarily attributable to the tax loss carryforwards in Germany. It is the Company’s policy not to record a tax benefit for tax losses and tax credits where it is more likely than not that the tax benefit will not be realized.

The Company’s financial statements include amounts recorded for contingent tax liabilities with respect to loss contingencies that are deemed probable of occurrence. Such amounts total approximately $1,014,000 and are included in income taxes payable as of December 31, 2004. These loss contingencies relate primarily to the valuation of the intellectual property donation and state income tax nexus issues. The Company has determined that its reasonable range of exposure related to the contingencies is from $800,000 to $1,300,000.

7. Stockholders’ Equity

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

At December 31, 2004 and 2003, treasury stock consisted of 1,039,445 and 966,671 shares of common stock, respectively.

8. Stock Option Plans

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

The 2000 Plan, which also extends participation to non-employee directors, authorizes the award of 1,000,000 shares of the Company’s common stock for options, SAR and stock awards. No grants may be made under 2000 Plan after December 31, 2009. A stock award is a grant of shares of stock to an employee, the earnings vesting or distribution of which is subject to certain conditions established by the Compensation and Development Committee of the Board of Directors. Options are granted at the market price on the date of grant. Under the original 2000 Plan, employees could exercise stock options only after a two-year vesting period. On December 21, 2004, the Company’s Board of Directors amended the 2000 Plan to enable the Board of Directors to accelerate the vesting period on awards granted under the plan. At that time, the Board of Directors also elected to accelerate the vesting periods on the April 29, 2003, the September 8, 2003, the February 10, 2004 and the December 21, 2004, grant awards (all awarded under the 2000 Plan) from their original vesting dates to December 22, 2004. The action was taken to apply the current intrinsic value method of accounting for stock-based compensation and thereby avoid the higher compensation expense that would be recognized for these awards in 2005 under the fair value provisions of SFAS No. 123(R), which the Company will be required to adopt on July 1, 2005. The exercise prices for nearly all of the awards for which vesting dates were accelerated were higher than the market price of the Company’s common stock on December 22, 2004. The acceleration of the vesting dates did not result in an effective renewal of the original awards, as the employees whose options were affected were expected to have ultimately vested in the awards under the original vesting provision. Therefore, the accelerated vesting did not result in any additional compensation expense under the intrinsic value accounting method.

A summary of the status of the Company’s stock option plans at December 31, 2004, 2003 and 2002, and changes during the years then ended is presented as follows:

	2004 Shares	Weighted- Average Exercise Price	2003 Shares	Weighted- Average Exercise Price	2002 Shares	Weighted- Average Exercise Price
Options outstanding, beginning of year	1,241,074	$22.41	1,388,798	$21.55	1,258,708	$20.93
Options exercised	(131,605)	15.81	(157,427)	14.33	(137,501)	18.89
Options canceled/lapsed	(46,826)	23.63	(12,916)	30.97	(61,492)	27.49
Options granted	373,022	24.87	22,619	24.32	329,083	23.89

Options outstanding, end of year	1,435,665	23.62	1,241,074	22.41	1,388,798	21.55

Option price range at end of year	$19.25-30.97		$14.00-30.97		$14.00-30.97
Option price range for exercised shares	$14.00-23.68		$14.00-21.75		$14.00-24.97
Options available for grant at end of year	299,153		625,349		635,052
Options exercisable	1,426,270		906,130		1,049,843

A summary of stock options outstanding at December 31, 2004, is as follows:

		Options Outstanding		Options Exercisable
Range of Exercise Price	Number Outstanding at 12/31/04	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at 12/31/04	Weighted- Average Exercise Price
$19.25-$21.75	545,629	3.79	$20.80	545,629	$20.80
$23.15-$30.97	890,036	7.11	25.34	880,641	25.36

	1,435,665	5.85	$23.62	1,426,270	$23.62

9. Deferred Compensation and Related Investments

The Company sponsors deferred compensation plans that allow management to defer receipt of their bonuses and outside directors to defer receipt of their fees until retirement or departure from the Company. The compensation expense and related deferred compensation liability to the participants who elect deferral are recorded when the underlying compensation is earned. The deferred obligation may grow or decline based on the results of investment options — a limited selection of mutual funds or Company common stock — chosen by the plan participants. The Company maintains at least enough Company common stock in treasury to cover the equivalent number of common stock shares resulting from participants electing the Company common stock option, which periodically requires the Company to purchase its common shares from the open market. When plan distributions are made to retired/departed participants, such distributions are made, in cash or shares of Stepan Company common stock at the option of the participant, in amounts equivalent to the payment date value of the investment choices made by the participant. Since the deferred compensation obligations are generally settled in cash, the Company must record each period any appreciation in the value of the participant’s plan balances as additional compensation expense. Conversely, declines in the market value of the investment choices made by the participant reduce compensation expense in the periods that the market value declines. The resulting increases and reductions of compensation expense are recorded in the “Administrative” expense line of the Consolidated Statements of Income. The additional compensation expense resulting from the appreciation of the market value and earnings of the selected investment options was $693,000 in 2004, $1,980,000 in 2003 and $216,000 in 2002. The Company’s deferred compensation liability was $20,661,000 and $20,276,000 at December 31, 2004 and 2003, respectively.

The Company purchases shares of mutual funds to fund the portion of its deferred compensation liabilities tied to such mutual funds. The funds purchased align with the investment selections made by the participants. Such investments are available for sale and recorded in “Other non-current assets” in the Consolidated Balance Sheets. These investments are recorded at cost when purchased and adjusted to their fair market values at the end of each reporting period with unrealized gains and losses recorded as direct adjustments to shareholders’ equity in “Accumulated other comprehensive loss”. If the accumulated unrealized loss for a particular mutual fund is considered other-than-temporary, the loss is reclassified out of “Accumulated other comprehensive loss” and recorded as an impairment loss in the Consolidated Statements of Income. The fair value of the affected mutual fund would then become its new cost basis for future gain/loss computations. Impairment losses, realized gains and losses from sales of mutual funds, dividend income and capital gains distributions are recorded in the “Other, net” caption under the “Other Income (Expenses)” section of the Consolidated Statements of Income. The Company uses the average cost method to determine investment gains and losses.

The fair value of the mutual fund investments was $10,787,000 and $10,287,000 at December 31, 2004 and 2003, respectively. The accumulated net unrealized gain, after tax, recorded in shareholders’ equity was $366,000 at December 31, 2004, and $124,000 at December 31, 2003. Dividends and interest on mutual fund assets were $471,000, $297,000 and $149,000 in 2004, 2003 and 2002, respectively. A realized gain of $2,000 was recorded on the sale of mutual fund assets in 2004, and a realized loss of $582,000 was recorded in 2003. There were no realized gains or losses recorded in 2002. Unrealized gains of $242,000 and $1,758,000 were recorded as other comprehensive income in 2004 and 2003, respectively, and an unrealized loss of $564,000 was recorded as other comprehensive income in 2002. No impairment losses were recorded in 2004, 2003 or 2002. At December 31, 2004, the Company’s investments included an equity mutual fund holding with a fair market value of $866,000 that had a gross unrealized loss of $48,000. The noted mutual fund holding has been in a continuous loss position for over 12 months.

10. Pension Plans

The Company has funded non-contributory defined benefit plans covering substantially all U.S. employees and two unfunded non-qualified defined benefit pension plans (a supplemental executive plan and an outside directors plan). There is also a funded defined benefit plan for the Company’s United Kingdom subsidiary. The benefits under these plans are based primarily on years of service and compensation levels. The Company generally funds the qualified pension plans up to the maximum amount deductible for income tax purposes. The Company uses a December 31 measurement date for its plans.

Obligations and Funded Status at December 31

(Dollars in thousands)	United States		United Kingdom
	2004	2003	2004	2003
Change in benefit obligation
Benefit obligation at beginning of year	$95,163	$81,170	$12,216	$9,369
Service cost	3,411	3,071	601	403
Interest cost	5,643	5,296	676	512
Plan amendments	665	251	—	—
Plan participant contributions	—	—	267	222
Actuarial loss	3,816	8,109	278	771
Benefits paid	(2,836)	(2,734)	(253)	(245)
Foreign exchange impact	—	—	983	1,184

Benefit obligation at end of year	$105,862	$95,163	$14,768	$12,216

(Dollars in thousands)	United States		United Kingdom
	2004	2003	2004	2003
Change in plan assets
Fair value of plan assets at beginning of year	$64,873	$54,160	$8,150	$6,294
Actual return on plan assets	4,239	9,638	630	816
Employer contributions	3,749	3,809	326	272
Plan participant contributions	—	—	267	222
Benefits paid	(2,836)	(2,734)	(253)	(245)
Foreign exchange impact	—	—	652	791

Fair value of plan assets at end of year	$70,025	$64,873	$9,772	$8,150

Funded status	$(35,837)	$(30,290)	$(4,996)	$(4,066)
Unrecognized net actuarial loss	38,724	33,716	2,774	2,429
Unrecognized prior service cost	1,906	1,622	—	—

Net amount recognized	$4,793	$5,048	$(2,222)	$(1,637)

The amounts recognized in the Consolidated Balance Sheets at December 31, consist of

(Dollars in thousands)	United States		United Kingdom
	2004	2003	2004	2003
Accrued benefit cost	$(22,801)	$(18,213)	$(3,287)	$(3,057)
Intangible asset	2,053	1,785	—	—
Accumulated other comprehensive income	25,541	21,476	1,065	1,420

Net amount recognized	$4,793	$5,048	$(2,222)	$(1,637)

Below is information for pension plans with an accumulated benefit obligation in excess of plan assets at December 31:

(Dollars in thousands)	United States		United Kingdom
	2004	2003	2004	2003
Projected benefit obligation	$105,862	$95,163	$14,768	$12,216
Accumulated benefit obligation	92,826	83,086	13,058	11,207
Fair value of plan assets	70,025	64,873	9,772	8,150

Components of Net Periodic Benefit Cost

(Dollars in thousands)	United States			United Kingdom
	2004	2003	2002	2004	2003	2002
Service cost	$3,411	$3,071	$2,580	$601	$403	$470
Interest cost	5,643	5,296	4,852	676	512	435
Expected return on plan assets	(6,592)	(6,300)	(6,445)	(584)	(440)	(522)
Amortization of prior service cost	380	348	454	—	—	—
Amortization of net loss	1,162	145	18	75	46	—

Net periodic benefit cost	$4,004	$2,560	$1,459	$768	$521	$383

Estimated Future Benefit Payments

(Dollars in thousands)	United States	United Kingdom
2005	$3,370	$167
2006	3,723	238
2007	4,039	1,055
2008	4,392	242
2009	4,847	—
2010 – 2014	$30,967	$5,343

The policy of the U.K. plan trustees is to insure pensions at retirement. The U.K. estimated future benefits above represent the expected cost of insuring the pensions as participants reach normal retirement. The pension payments from existing insured pensions are excluded.

Additional Information

(Dollars in thousands)	United States		United Kingdom
	2004	2003	2004	2003
Increase/(decrease) in minimum liability included in other comprehensive income	$4,065	$2,925	$(355)	$1,420

Assumptions

The weighted-average assumptions used to determine benefit obligations at December 31 were as follows:

	United States		United Kingdom
	2004	2003	2004	2003
Discount rate	5.75%	6.00%	5.20%	5.40%
Rate of compensation increase	4.01%	4.01%	4.70%	4.70%

The weighted-average assumptions used to determine net periodic benefit costs for years ended December 31 were as follows:

(Dollars in thousands)	United States			United Kingdom
	2004	2003	2002	2004	2003	2002
Discount rate	6.00%	6.50%	7.25%	5.40%	5.40%	5.70%
Expected long-term return on plan assets	8.50%	8.50%	8.50%	6.80%	6.70%	7.60%
Rate of compensation increase	4.01%	4.01%	4.01%	4.70%	4.20%	4.70%

Investment Strategies and Policies

U.S. Plans

Plan assets are invested using active investment strategies, as compared to passive or index investing. An investment management firm hires and monitors underlying investment managers for each asset category. Managers within each asset category cover a range of investment styles and approaches and are combined in a way that controls for capitalization and style biases (for equities), and interest rate risk (for fixed income, or bonds) versus benchmark indexes, while focusing primarily on stock and bond selection to improve returns. Real estate uses private core real estate strategies, which seek stable and high levels of current income and enhanced core strategies, which seek slightly higher returns emphasizing appreciation. Absolute return investments produce low volatility returns with a low correlation to traditional assets by combining several different hedge fund strategies that seek positive returns in a variety of markets.

Risk is controlled through diversification among multiple asset categories, managers, styles, and securities. Risk is further controlled both at the manager and asset category level by assigning targets for risk versus investment returns. Real estate uses guidelines for manager allocation, investment size, geographic diversification and leverage. Absolute return investments invest in multiple funds that each use one or more of five different strategies. The investment manager evaluates performance by the underlying fund managers against these targets.

Allowable investment categories include:

Equities: Common stocks of large, medium, and small companies, including both U.S. companies and non-U.S. companies based in developed countries. The long-term target allocation for equities, excluding Company stock, is 51 percent.

Fixed Income (Debt): Bonds or notes issued or guaranteed by the U.S. government, and to a lesser extent, by non-U.S. governments, or by their agencies or branches, mortgage backed securities, including collateralized mortgage obligations, corporate bonds and dollar-denominated debt securities issued in the U.S. by non-U.S. banks and corporations. Up to 15 percent of the fixed income assets may be in debt securities that are below investment grade. The target allocation for fixed income is 26 percent.

Real Estate: Private real estate funds using office, apartment, industrial, retail, and other property types. No greater than 40 percent can be invested with any underlying manager, no more than 33 percent in a single fund, no more than 33 percent in any of eight U.S. regions, with portfolio leverage limited to 30 percent. The target allocation for real estate is four percent.

Absolute Return Investments (Hedge Funds): Fund of funds, using long/short, market neutral, event-driven, convertible arbitrage, and fixed income arbitrage strategies. The target allocation for absolute return is four percent.

Employer Securities: The retirement Plans also hold shares of the Company’s common stock, which are purchased or sold by the trustee from time to time, as directed by the Plan Committee. The Plans did not purchase or sell employer securities during 2004. The target allocation for employer securities is 15 percent.

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

U.K. Plan

The objective of the U.K. defined benefit pension fund investment strategy is to maximize the long term rate of return on plan assets within a medium level of risk in order to minimize the cost of providing pension benefits. To that end, the plan assets are invested in an actively managed pooled fund that diversifies its holdings among equity securities, debt securities, property and cash. Although there are no formal target allocations for the plan assets, the fund will generally be heavily invested in equity securities. Equity securities are selected from U.K., European, U.S. and emerging market companies. Bonds comprise both U.K. government notes and bonds of U.K. and other countries. There are no specific prohibited investments, but the current managed fund will not allocate assets to derivatives or other financial hedging instruments. Plan trustees meet regularly with the fund manager to assess the fund’s performance.

Plan Assets

The Company’s asset allocations for its pension plans at December 31, 2004 and 2003, by asset category, were as follows:

	United States		United Kingdom
	2004	2003	2004	2003
Asset Category
Equity securities	67%	76%	88%	86%
Fixed income (debt) securities	26%	24%	8%	12%
Real estate securities	3%	—	—	—
Absolute return securities	4%	—	—	—
Other	—	—	4%	2%

Total	100%	100%	100%	100%

Equity securities for the U.S. plans include the Company’s common stock in the amounts of $10,123,000 (15 percent of total plan assets) and $10,659,000 (16 percent of total plan assets) at December 31, 2004 and 2003, respectively.

Long-term Rate of Return for Plan Assets

U.S. Plans

The overall expected long-term rate of return on assets of 8.5 percent is based on plan asset allocation, capital markets forecasts and expected benefits of active investment management. For fixed income, the expected return is based on a long-term risk-free return assumed to be six percent for U.S. government securities, plus an additional 0.5 percent reflecting the risk premium for corporate bonds in the portfolio, for an overall average return of 6.5 percent. For equities, a three percent premium is added to the six percent risk-free rate for an expected return of nine percent. For real estate, the expected return is eight percent. For absolute return, the expected return is 7.7 percent.

The overall investment return forecast reflects the target allocations and the capital markets forecasts for each asset category, plus a premium of 0.5 percent to 1.0 percent for active asset management expected over the long-term.

U.K. Plan

The overall expected long term return on plan assets is a weighted average of the expected long term returns for equity securities, debt securities and other assets. The redemption yield at the measurement date on U.K. government fixed interest bonds and the yield on corporate bonds are used as proxies for the return on the debt portfolio. Weighting by the relative proportion of each within the actual portfolio leads to the expected return on debt securities. For equities, a premium of three percent added to the risk-free rate. The holding of other assets is less significant. An overall expected return in line with U.K. short term interest rates is adopted.

Cash Flows

U.S. Plans

The Company expects to contribute approximately $1,675,000 to its funded U.S. qualified pension plans in 2005. The Company also expects to pay $216,000 in 2005 related to its unfunded non-qualified pension plans.

U.K. Plan

Stepan UK Limited expects to contribute approximately $357,000 to its pension plan in 2005. In addition, employees are expected to contribute $293,000 to the U.K. plan, making the total expected 2005 contribution $650,000.

11. Accrued Liabilities

The composition of accrued liabilities is as follows:

	December 31
(Dollars in thousands)	2004	2003
Accrued payroll and benefits	$18,938	$15,753
Accrued customer discounts	7,883	6,443
Other accrued liabilities	14,486	12,960

Total accrued liabilities	$41,307	$35,156

12. Other Non-Current Liabilities

The composition of other non-current liabilities is as follows:

(Dollars in thousands)	December 31
	2004	2003
Deferred revenue	$1,508	$1,654
Environmental and legal matters	17,349	18,606
Deferred compensation liability	19,795	19,417
Pension liability	23,641	20,903
Other non-current liabilities	1,930	2,057

Total other non-current liabilities	$64,223	$62,637

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

After partial remediation payments at certain sites, the Company has estimated a range of possible environmental and legal losses from $8.8 million to $40.1 million at December 31, 2004. At December 31, 2004, the Company’s reserve for such losses was $18.9 million for legal contingencies and environmental matters compared to $19.6 million at December 31, 2003.

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

Following are summaries of the environmental proceedings related to the major environmental sites where the Company has responsibility for participating in remediation efforts:

Maywood, New Jersey Site

The Company and the United States Justice Department have resolved certain claims alleged against the Company for certain response costs incurred at the Company’s site in Maywood, New Jersey and property formerly owned by the Company adjacent to its current site (Maywood site). Under the terms of a new settlement agreement reached on November 12, 2004, the United States and the Company agreed to fulfill the terms of a Cooperative Agreement reached in 1985 under which the United States will take title to and responsibility for radioactive waste removal, including past and future remediation costs incurred by the United States. The Company has also agreed to grant an easement and access to the Company’s Maywood property, relocate certain structures to allow for remediation work and maintain certain regulatory permits through completion of the remediation work.

In addition, discussions are continuing between the United States Environmental Protection Agency (USEPA) and the Company regarding the chemical remediation. The Maywood site was listed on the National Priorities List in September 1993 pursuant to the provisions of the CERCLA because of certain alleged chemical contamination. Pursuant to an Administrative Order on Consent entered into between USEPA and the Company for property formerly owned by the Company, and the issuance of an order by USEPA to the Company for property currently owned by the Company, the Company completed a Remedial Investigation Feasibility Study (RI/FS) in 1994. The Company submitted the Draft Final FS for Soil and Source Areas (Operable Unit 1) in September 2002. In addition, the Company submitted the Draft Final FS for Groundwater (Operable Unit 2) in June 2003. The Company is awaiting the issuance of a Record of Decision (ROD) from USEPA relating to the Maywood site and the proposed remediation. The final ROD will be issued sometime after a public comment period.

The Company believes it has adequate reserves for claims associated with the Maywood site, and has recorded a liability for the estimated probable costs it expects to incur at the Maywood site related to remediation of chemical contamination. However, depending on the results of the ongoing discussions with USEPA, the final cost of the chemical remediation could differ from the current estimates.

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

Regarding the D’Imperio Superfund Site, USEPA previously indicated it would seek penalty claims against the Company based on the Company’s alleged noncompliance with the modified Unilateral Administrative Order (Order). In December 2004, the Company entered into a Consent Decree with USEPA, which resolves all claims asserted against the Company for the alleged noncompliance with the Order. The settlement amount paid pursuant to the Consent Decree did not have a material impact on the financial position, results of operations or cash flows of the Company. In addition, the Company received notice from the New Jersey Department of Environmental Protection (NJDEP) dated March 21, 2001, that NJDEP will pursue cost recovery against the alleged responsible parties, including the Company. The NJDEP’s claims include costs related to remediation of the D’Imperio Superfund Site in the amount of $434,406 and alleged natural resource damages in the amount of $529,584 (as of November 3, 2000). The NJDEP settled such claims against the alleged responsible parties, resulting in the Company paying its portion ($83,061) in July 2002. This payment is subject to reallocation after the allocation phase of the above-identified trial, if any. Also, USEPA issued a Unilateral Administrative Order dated November 5, 2003, directed to all PRPs to perform certain remedial activities at the D’Imperio Superfund Site. The cost for all PRPs for this work is estimated to be $300,000 to $450,000. The Company would be responsible for its allocated share of these costs. The amount due by the Company will not have a material impact on the financial position, results of operations or cash flows of the Company.

Wilmington Site

The Company is currently contractually obligated to contribute to the response costs associated with the Company’s formerly-owned site at 51 Eames Street, Wilmington, Massachusetts. Remediation at this site is being managed by its current owner to whom the Company sold the property in 1980. Under the agreement, once total site remediation costs exceed certain levels, the Company is obligated to contribute up to five percent of future response costs associated with this site with no limitation on the ultimate amount of contributions. In 2004, the Company paid the current owner $1.0 million for the Company’s portion of environmental response costs through the third quarter of 2004. At December 31, 2004, the Company has recorded a reserve of $0.7 million for current and future claims associated with this site. However, depending on the ultimate cost of the remediation at this site, the amount for which the company is liable could differ from the current estimates. In addition, the Company and other prior owners entered into an agreement in April 2004 waiving certain statute of limitations defenses for claims which may be filed by the Town of Wilmington, Massachusetts, in connection with this site. While the Company has denied any liability for any such claims, the Company agreed to this waiver while the parties continue to discuss the resolution of any potential claim, which may be filed.

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

Liquid Dynamics Site

The Company received a General Notice of Potential Liability letter from USEPA dated October 18, 2002, regarding the Liquid Dynamics Site located in Chicago, Illinois. The Company submitted a response to USEPA on November 5, 2002, stating that it is interested in negotiating a resolution of its potential responsibility at this site. In addition, the Company joined the PRP group. Based on the fact that the Company believes it is de minimis at this site, the Company believes that a resolution of its liability at this site will not have a material impact on the financial position, results of operations or cash flows of the Company.

Martin Aaron Site

The Company received a Section 104(e) Request for Information from USEPA dated June 2, 2003, regarding the Martin Aaron Site located in Camden, New Jersey. The Company’s response was submitted on August 11, 2003. In addition, the Company and other PRPs received a Notice of Potential Liability and Demand for Reimbursement of Costs Expended at this site dated June 9, 2004. The Company has not yet filed a response. The Company also recently joined the PRP group. The Company continues to investigate this matter and, therefore, cannot predict what its liability, if any, will be for this site.

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

Other

The Company performs ongoing ground water monitoring at a number of its plant sites. Recent results of such monitoring indicated that remediation is required at one of the Company’s sites. Although there has been no enforcement order, the Company has developed a remediation plan, which it expects to execute in 2005. The Company believes it has adequate reserves for the remediation of this site.

14. Severance Cost

Severance pay and outplacement costs associated with a 2003 reduction in force of 26 employees totaled $996,000, of which $929,000 was recognized in administrative expenses in the final quarter of 2003. The remaining charges were recognized in the first quarter of 2004. Payments of $113,000 were made in the fourth quarter of 2003. The remaining payments were made during the first two quarters of 2004.

15. Segment Reporting

The Company has three reportable segments: surfactants, polymers and specialty products. Each segment provides distinct products and requires separate management due to unique markets, technologies and production processes. Surfactants are used in a variety of consumer and industrial cleaning compounds as well as in agricultural products, lubricating ingredients and other specialized applications. Polymers generates its revenues from the sale of phthalic anhydride, polyurethane polyols and polyurethane systems used in plastics, building materials and refrigeration systems. Specialty products sell chemicals used in food, flavoring and pharmaceutical applications.

The Company evaluates the performance of its segments and allocates resources based on operating income before interest income/expense, other income/expense items and income tax provisions. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

Segment data for the three years ended December 31, 2004, 2003 and 2002, are as follows:

(Dollars in thousands)	Surfactants	Polymers	Specialty Products	Segment Totals
2004
Net sales	$709,487	$199,235	$27,094	$935,816
Operating income	24,871	22,549	6,618	54,038
Assets	358,223	78,602	18,635	455,460
Capital expenditures	27,212	5,274	807	33,293
Depreciation and amortization expenses	29,263	6,145	1,303	36,711

2003
Net sales	$620,096	$139,785	$24,974	$784,855
Operating income	24,448	17,230	5,664	47,342
Assets	345,821	54,162	17,224	417,207
Capital expenditures	20,523	10,395	527	31,445
Depreciation and amortization expenses	31,456	5,622	1,758	38,836

2002
Net sales	$599,436	$124,332	$24,771	$748,539
Operating income	44,001	17,996	7,276	69,273
Assets	326,164	48,383	18,871	393,418
Capital expenditures	20,416	6,611	1,577	28,604
Depreciation and amortization expenses	30,461	5,500	1,411	37,372

Below are reconciliations of segment data to the consolidated financial statements:

(Dollars in thousands)	2004	2003	2002
Operating income - segment totals	$54,038	$47,342	$69,273
Unallocated corporate expenses	(34,859)	(37,546)	(35,343)
Interest expense	(7,237)	(8,061)	(7,388)
Income from equity in joint venture	2,320	2,170	3,577
Other, net	371	1,366	149

Consolidated income before income taxes and minority interest	$14,633	$5,271	$30,268

Assets - segment totals	$455,460	$417,207	$393,418
Unallocated corporate assets	37,316	47,010	46,249

Consolidated assets	$492,776	$464,217	$439,667

Capital expenditures - segment totals	$33,293	$31,445	$28,604
Unallocated corporate expenditures	473	1,427	7,531

Consolidated capital expenditures	$33,766	$32,872	$36,135

Depreciation and amortization expenses – segment totals	$36,711	$38,836	$37,372
Unallocated corporate depreciation expenses	2,458	2,590	2,745

Consolidated depreciation and amortization expenses	$39,169	$41,426	$40,117

Unallocated corporate expenses include corporate administrative and corporate manufacturing expenses, which are not included in segment operating income and not used to evaluate segment performance. Unallocated corporate assets include items such as deferred tax asset, prepaid assets, Philippine joint venture investment, long term deferred compensation related investments, corporate fixed assets and the LIFO inventory reserve, which are not allocated to segments.

Company-wide geographic data for the years ended December 31, 2004, 2003 and 2002, are as follows (net sales attributed to countries based on selling location):

(Dollars in thousands)	2004	2003	2002
Net sales
United States	$646,523	$546,741	$546,647
France	107,536	85,860	66,185
United Kingdom	78,100	61,085	46,920
All other countries	103,657	91,169	88,787

Total	$935,816	$784,855	$748,539

Long-lived assets
United States	$135,302	$143,895	$159,880
Germany	15,964	15,512	5,923
United Kingdom	25,673	27,641	24,398
All other countries	31,931	23,617	20,849

Total	$208,870	$210,665	$211,050

16. Earnings Per Share

Below is the computation of basic and diluted earnings per share for the years ended December 31, 2004, 2003 and 2002:

(In thousands, except per share amounts)	2004	2003	2002
Computation of Basic Earnings per Share
Net income	$10,324	$4,911	$20,129
Deduct dividends on preferred stock	800	800	802

Income applicable to common stock	$9,524	$4,111	$19,327

Weighted-average number of shares outstanding	8,970	8,889	8,861

Basic earnings per share	$1.06	$0.46	$2.18

Computation of Diluted Earnings per Share
Net income	$10,324	$4,911	$20,129
Deduct dividends on preferred stock	800	800	—

Income applicable to common stock*	$9,524	$4,111	$20,129

Weighted-average number of shares outstanding	8,970	8,889	8,861
Add net shares from assumed exercise of options (under treasury stock method)	68	197	275
Add weighted-average shares from assumed conversion of convertible preferred stock*	—	—	666

Shares applicable to diluted earnings	9,038	9,086	9,802

Diluted earnings per share	$1.05	$0.45	$2.05

*	The assumed conversion of convertible preferred stock is antidilutive for the twelve months ended December 31, 2004 and 2003, and accordingly, is excluded from the diluted earnings per share calculations.

17. Asset Impairment

On September 1, 2004, a fire at the production facility of the Company’s United Kingdom subsidiary destroyed drying equipment used to manufacture powdered laundry detergent. Because property insurance covered the loss of the equipment, the write-off of the remaining book value of the asset, net of insurance proceeds, had no effect on earnings for the year ended December 31, 2004. The Company continues to negotiate a final settlement with the insurance carrier for the replacement value of the equipment. In addition, the Company is also pursuing indemnification under a business interruption insurance polity that was in effect at the time of the loss. No business interruption insurance proceeds were received or recorded in 2004.

In the fourth quarter of 2003, the Company recorded a $1,436,000 asset impairment loss. The loss was primarily for neutralizing equipment located at the Company’s Millsdale (Joliet), Illinois plant that was specifically used to manufacture a high viscosity product that is no longer manufactured at that site. No alternative use was found for the equipment, and the Company determined that the asset would generate no future cash. As a result, the book value of the asset was written off. The impairment loss was recorded in cost of sales for the surfactants segment.

18. Minority Interest - China Joint Venture

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

19. Statement of Cash Flows

Non-cash financing activities for the year ended December 31, 2004, included the receipt into treasury of 71,591 shares of the Company’s stock tendered in lieu of cash by employees exercising options on 95,614 shares of the Company’s common stock. The tendered shares, which were owned by employees for more than six months, were valued at $1,700,000.

Selected Quarterly Financial Data

(Dollars in thousands, except per share data)

Unaudited

	2004
Quarter	First	Second	Third	Fourth	Year
Net Sales	$221,387	$236,347	$238,697	$239,385	$935,816
Gross Profit	29,652	30,496	26,207	24,612	110,967
Interest, net	(2,061)	(1,792)	(1,704)	(1,680)	(7,237)
Pre-tax Income	5,926	5,586	2,766	355	14,633
Net Income	4,030	3,802	1,891	601	10,324
Net Income per Diluted Share	0.42	0.39	0.19	0.04	1.05

	2003
Quarter	First	Second	Third	Fourth	Year
Net Sales	$187,080	$200,429	$196,066	$201,280	$784,855
Gross Profit	25,106	30,181	26,893	21,559	103,739
Interest, net	(2,184)	(2,035)	(2,034)	(1,808)	(8,061)
Pre-tax Income/(Loss)	3,440	7,159	1,765	(7,093)	5,271
Net Income/(Loss)	2,288	4,760	1,298	(3,435)	4,911
Net Income/(Loss) per Diluted Share	0.23	0.49	0.12	(0.41)	0.45

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

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

b.	Management’s Annual Report on Internal Control over Financial Reporting

The management of Stepan Company (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment we believe that, as of December 31, 2004, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm has issued an audit report on our assessment of the Company’s internal control over financial reporting. This report appears below.

c.	Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Stepan Company

Northfield, Illinois

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Stepan Company and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A Company’s internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the Company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in COSO. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Stepan Company and subsidiaries as of December 31, 2004 and 2003 and the related consolidated statements of income, cash flows and stockholders’ equity for each of the three years in the period ended December 31, 2004. Our audit also included the accompanying financial statement schedules listed in the Index at Item 15. Our report dated February 24, 2005 expressed an unqualified opinion on those financial statements and accompanying financial statement schedules.

/S/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP

Chicago, Illinois

February 24, 2005

d.	Changes in Internal Control Over Financial Reporting

There were no significant changes in internal controls that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors and Executive Officers of the Registrant

(a)	Directors

See Company’s Proxy Statement dated March 23, 2005, for Directors of the Registrant, which is incorporated by reference herein.

(b)	Executive Officers

See Executive Officers of the Registrant in Part I above.

(c)	Audit Committee Finance Expert

See Company’s Proxy Statement dated March 23, 2005, which is incorporated by reference herein.

(d)	Code of Conduct

See Company’s Proxy Statement dated March 23, 2005, which is incorporated by reference herein.

Item 11. Executive Compensation

See Company’s Proxy Statement dated March 23, 2005, for Compensation of Executive Officers and Directors, which is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

See Company’s Proxy Statement dated March 23, 2005, for Principal Stockholders, which is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions

See Company’s Proxy Statement dated March 23, 2005, for Principal Stockholders, which is incorporated by reference herein.

Item 14. Independent Registered Public Accounting Firm

See Company’s Proxy Statement dated March 23, 2005, for Accounting and Auditing Matters, which is incorporated by reference herein.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Financial Statements

See Item 8 for the Consolidated Financial Statements and supplementary data included in this Form 10-K.

(b)	Exhibits

See Exhibit Index filed herewith

(c)	Supplementary Schedule

See Supplemental Schedule to Consolidated Financial Statements filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEPAN COMPANY

By:	/s/ James E. Hurlbutt
Vice President - Finance

March 4, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ F. Quinn Stepan F. Quinn Stepan	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 4, 2005

/s/ F. Quinn Stepan, Jr. F. Quinn Stepan, Jr.	President, Chief Operating Officer and Director	March 4, 2005

/s/ James E. Hurlbutt James E. Hurlbutt	Vice President - Finance (Principal Financial Officer)	March 4, 2005

/s/ Edward J. Wehmer Edward J. Wehmer	Director	March 4, 2005

/s/ Thomas F. Grojean Thomas F. Grojean	Director	March 4, 2005

/s/ Paul H. Stepan Paul H. Stepan	Director	March 4, 2005

/s/ Robert D. Cadieux Robert D. Cadieux	Director	March 4, 2005

/s/ Robert G. Potter Robert G. Potter	Director	March 4, 2005

James E. Hurlbutt, pursuant to powers of attorney executed by each of the directors and officers listed above, does hereby execute this report on behalf of each of such directors and officers in the capacity in which the name of each appears above.

March 4, 2005	/s/ James E. Hurlbutt

SUPPLEMENTAL SCHEDULE TO CONSOLIDATED FINANCIAL STATEMENTS

FOR YEARS ENDED

DECEMBER 31, 2004, 2003 AND 2002

AS REQUIRED TO COMPLY WITH REGULATION S-X

Schedule II - Allowance for Doubtful Accounts:

Below is an analysis of the allowance for doubtful accounts for the three years ended December 31:

(In Thousands)	2004	2003	2002
Balance, Beginning of Year	$2,530	$2,696	$2,272
Provision charged to income	444	335	583
Accounts written off, net of recoveries	6	(501)	(159)

Balance, End of Year	$2,980	$2,530	$2,696

Certain supplemental schedules are not submitted because they are not applicable or not required, or because the required information is included in the financial statements or notes thereto.

EXHIBIT INDEX

Exhibit No.	Description
(3)a	Copy of the Certificate of Incorporation, and the Certificates of Amendment of Certificate of Incorporation, dated May 6, 1968, April 20, 1972, April 16, 1973, December 2, 1983. (Note 1)

(3)a(1)	Copy of Certificate of Amendment of Certificate of Incorporation, dated May 24, 1999. (Note 14)

(3)b	Copy of the Bylaws of the Company as through February 15, 1999. (Note 15)

(3)c	Copy of Certificate of Amendment, dated April 28, 1993, to Article IV of Certificate of Incorporation. (Note 8)

(3)d	Copy of Certificate of Amendment, dated May 5, 1987, to Article X of Certificate of Incorporation. (Note 2)

(4)h	Copy of Loan Agreement, dated June 15, 1995, with Aid Association for Lutherans, the Northwestern Mutual Life Insurance Company and The Mutual Life Insurance Company of New York. (Note 11)

(4)h(1)	Copy of Amended and Restated Note Agreement dated as of December 1, 2002, regarding 7.69% Amended and Restated Senior Notes, Series A, due June 30, 2005 and 7.77% Amended and Restated Senior Notes, Series B, due June 30, 2010 (amending Loan Agreement dated June 15, 1995, with Aid Association for Lutherans, the Northwestern Mutual Life Insurance Company and The Mutual Life Insurance Company of New York). (Note 20)

(4)i	Copy of Revolving Credit and Term Loan Agreement, dated February 20, 1990, with The First National Bank of Chicago and the amendment, dated March 21, 1990. (Note 4)

(4)m	Copy of Second Amendment, dated September 20, 1991, amending Revolving Credit and Term Loan Agreement, dated February 20, 1990 (see (4)i above). (Note 5)

(4)m(1)	Copy of Third Amendment, dated December 29, 1992, amending Revolving Credit and Term Loan Agreement, dated February 20, 1990 (see (4)i and (4)m above). (Note 9)

(4)m(2)	Copy of Fourth Amendment, dated May 31, 1994, amending Revolving Credit and Term Loan Agreement, dated February 20, 1990 (see (4)i, (4)m and (4)m(1) above). (Note 10)

(4)n(1)	Copy of Certificate of Designation, Preferences and Rights of the 5 1/2% Convertible Preferred Stock, without Par Value and the Amended Certificate, dated August 12, 1992 and April 28, 1993. (Note 8)

(4)n(2)	Copy of Issuer Tender Offer Statement on Schedule 13E-4, dated August 13, 1992. (Note 7)

(4)n(3)	Copy of Amendment No. 1 to Schedule 13E-4 (see also (4)n(2) above), dated September 23, 1992. (Note 7)

(4)n(4)	Copy of the Company’s Form 8-A, dated August 13, 1992. (Note 7)

(4)o	Copy of Revolving Credit and Term Loan Agreement, dated January 9, 1998, with The First National Bank of Chicago. (Note 12)

(4)o(1)	Copy of Certificate of Amendment, dated March 12, 1999, amending Revolving Credit and Term Loan Agreement, dated January 9, 1998. (Note 13)

(4)p	Copy of Term Loan Agreement, dated October 1, 1998, with The Northwestern Mutual Life Insurance Company and Connecticut General Life Insurance Company. (Note 15)

(4)p(1)	Copy of Amended and Restated Note Agreement dated as of December 1, 2002, regarding 6.59% Amended and Restated Senior Notes, due October 1, 2013 (amending Term Loan Agreement dated October 1, 1998, with The Northwestern Mutual Life Insurance Company and Connecticut General Life Insurance Company). (Note 20)

4(q)	Copy of Amended and Restated Note Agreement dated as of December 1, 2002, regarding 7.22% Amended and Restated Senior Notes, Series A, due April 1, 2008 and 7.22% Amended and Restated Senior Notes, Series B, due August 1, 2008 with Thrivent Financial For Lutherans, The Northwestern Mutual Life Insurance Company and MONY Life Insurance Company. (Note 20)

(4)r	Copy of Revolving Credit Agreement, dated May 3, 2002, with Bank One, NA (as agent bank). (Note 18)

(4)r(1)	Copy of Amendment No. 1 to Revolving Credit Agreement, dated March 8, 2004. (Note 21)

(4)s	Copy of Amended and Restated Note Agreement dated as of December 1, 2002, regarding 9.70% Amended and Restated Senior Notes, Series B, due April 1, 2006 with The Northwestern Mutual Life Insurance Company. (Note 20)

In accordance with 601(b)(4) (iii) of Regulation S-K, certain debt instruments are omitted, where the amount of securities authorized under such instruments does not exceed 10% of the total consolidated assets of the Registrant. Copies of such instruments will be furnished to the Commission upon request.

(4)t	Copy of First Amendment, dated as of February 27, 2004, to Amended 1993 Note Agreement, Amended 1995 Note Agreement, Amended 1998 Note Agreement and 2002 Note Purchase Agreement (Note 21)

(4)t(1)	Copy of Second Amendment dated as of May 3, 2004, to Amended 1993 Note Agreement, Amended 1995 Note Agreement, Amended 1998 Note Agreement and 2002 Note Purchase Agreement (Note 24)

(10)a	Description of the 1965 Directors Deferred Compensation Plan. (Note 3)

(10)b	Copy of the 1969 Management Incentive Compensation Plan as amended and restated as of January 1, 1992. (Note 6)

(10)c	Copy of Letter of Agreement regarding the retention of the Vice President, General Counsel and Secretary of Stepan Company

(10)d	Copy of the 1982 Stock Option Plan. (Note 3)

(10)e	Copy of Leveraged Employee Stock Ownership Plan. (Note 4)

(10)f	Copy of the Company’s 1992 Stock Option Plan. (Note 6)

(10)g	Copy of the Company’s 2000 Stock Option Plan. (Note 16)

(10.1)	Copy of the amendment to the Company’s 2000 Stock Option Plan (Note 23)

(10.2)	Form of Incentive Stock Option Agreement under Stepan Company 2000 Stock Option Plan (Note 23)

(10.3)	Form of Non-Qualified Stock Option Agreement under Stepan Company 2000 Stock Option Plan (Note 23)

(16)	Letter regarding change in certifying accountant (Note 17)

(18)	Letter regarding change in accounting principle for the year ended December 31, 1992. (Note 9)

(21)	Subsidiaries of Registrant at December 31, 2004.

(23)	Consent of Independent Registered Public Accounting Firm

(24)	Power of Attorney.

(31.1)	Certification of Chief Executive Officer

(31.2)	Certification of Vice President – Finance (Principal Financial Officer)

(32)	Certification of Chief Executive Officer (Principal Executive Officer) and Vice President – Finance (Principal Financial Officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(99.2)	Copy of Note Purchase Agreement, dated September 1, 2002, with The Northwestern Mutual Life Insurance Company, Thrivent Financial for Lutherans, Connecticut General Life Insurance Company and MONY Life Insurance Company (Note 19)

(99.2)	Copy of settlement agreement, which provided information with respect to the Company’s agreement with the United States regarding environmental remediation work to be completed at Stepan’s site in Maywood, New Jersey. (Note 22)

Notes To Exhibit Index

Note No.
1.	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1983, and incorporated herein by reference.

2.	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1987, and incorporated herein by reference.

3.	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1988, and incorporated herein by reference.

4.	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference.

5.	Filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1991, and incorporated herein by reference.

6.	Filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1992, and incorporated herein by reference.

7.	Filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1992, and incorporated herein by reference.

8.	Filed with the Company’s Current Report on Form 8-K filed on April 28, 1993, and incorporated herein by reference.

9.	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

10.	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference.

11.	Filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, and incorporated herein by reference.

12.	Filed with the Company’s Annual report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference.

13.	Filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, and incorporated herein by reference.

14.	Filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and incorporated herein by reference.

15.	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.

16.	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.

17.	Filed with the Company’s Current Report on Form 8-K/A filed on May 16, 2002, and incorporated herein by reference.

18.	Filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, and incorporated herein by reference.

19.	Filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, and incorporated herein by reference.

20.	Filed with the Company’s Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.

21.	Filed with the Company’s Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.

22.	Filed with the Company’s Form 8-K filed on November 18, 2004, and incorporated herein by reference.

23.	Filed with the Company’s Form 8-K filed on December 23, 2004, and incorporated herein by reference.

24.	Filed with the Company’s Form 10-Q for the quarter ended June 30, 2004, and incorporated herein by reference.