Form 10-Q
period 2005-03-31
STEPAN CO
filed 2005-05-05
CIK 94049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)  Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2005
Common Stock, $1 par value	8,995,074 Shares

Part I FINANCIAL INFORMATION

Item 1 - Financial Statements

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Unaudited

(Dollars in thousands, except per share amounts)	Three Months Ended March 31
	2005	2004
Net Sales	$264,252	$221,387
Cost of Sales	234,436	191,735

Gross Profit	29,816	29,652

Operating Expenses:
Marketing	7,751	7,394
Administrative	7,554	7,941
Research, development and technical services	7,627	6,314

	22,932	21,649

Operating Income	6,884	8,003

Other Income (Expenses):
Interest, net	(1,799)	(2,061)
Income/(loss) from equity in joint venture	(108)	485
Foreign exchange loss and other, net	(30)	(501)

	(1,937)	(2,077)

Income Before Provision for Income Taxes and Minority Interest	4,947	5,926
Provision for Income Taxes	1,707	1,896
Minority Interest	4	0

Net Income	$3,244	$4,030

Net Income Per Common Share (Note 6):
Basic	$0.34	$0.43

Diluted	$0.33	$0.42

Shares Used to Compute Net Income Per Common Share (Note 6):
Basic	8,994	8,943

Diluted	9,696	9,698

Dividends per Common Share	$0.1950	$0.1925

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(Dollars in thousands)	March 31, 2005	December 31, 2004
Assets
Current Assets:
Cash and cash equivalents	$5,035	$6,261
Receivables, net	158,620	135,978
Inventories (Note 3)	80,250	76,176
Deferred income taxes	7,650	7,448
Other current assets	8,532	9,621

Total current assets	260,087	235,484

Property, Plant and Equipment:
Cost (Note 10)	779,355	777,463
Less: accumulated depreciation (Note 10)	572,964	568,593

Property, plant and equipment, net	206,391	208,870

Goodwill, net (Note 9)	7,699	7,759

Other intangible assets, net (Note 9)	10,136	10,579

Other non-current assets	29,072	30,084

Total assets	$513,385	$492,776

Liabilities and Stockholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$23,087	$17,973
Accounts payable	92,016	98,322
Accrued liabilities	36,037	41,307

Total current liabilities	151,140	157,602

Deferred income taxes	6,903	7,758

Long-term debt, less current maturities	121,782	94,018

Other non-current liabilities (Note 10)	64,715	64,223

Commitments and Contingencies (Note 4)

Minority Interest	930	934

Stockholders’ Equity:
5 1/2% convertible preferred stock, cumulative, voting without par value; authorized 2,000,000 shares; issued 580,632 shares in 2005 and 581,482 shares in 2004	14,516	14,537
Common stock, $1 par value; authorized 30,000,000 shares; issued 10,033,525 shares in 2005 and 10,032,555 shares in 2004	10,033	10,032
Additional paid-in capital	24,469	24,449
Accumulated other comprehensive loss (Note 7)	(18,155)	(16,539)
Retained earnings (unrestricted approximately $31,954 in 2005 and $31,372 in 2004)	158,663	157,373
Less: Treasury stock, at cost 1,039,445 shares in 2005 and in 2004	(21,611)	(21,611)

Stockholders’ equity	167,915	168,241

Total liabilities and stockholders’ equity	$513,385	$492,776

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(Dollars in thousands)	March 31, 2005	March 31, 2004
Cash Flows From Operating Activities
Net income	$3,244	$4,030
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,029	10,105
Deferred income taxes	(979)	866
Other non-cash items	(132)	(655)
Changes in assets and liabilities:
Receivables, net	(24,458)	(35,691)
Inventories	(4,598)	5,570
Other current assets	1,021	220
Accounts payable and accrued liabilities	(10,099)	9,425
Pension liabilities	1,517	1,018
Environmental and legal liabilities	(640)	(798)
Deferred revenues	(158)	(111)

Net Cash Used In Operating Activities	(25,253)	(6,021)

Cash Flows From Investing Activities
Expenditures for property, plant and equipment	(8,188)	(6,236)
Other non-current assets	10	169

Net Cash Used In Investing Activities	(8,178)	(6,067)

Cash Flows From Financing Activities
Revolving debt and notes payable to banks, net	35,689	3,829
Other debt borrowings	—	9,842
Other debt repayments	(1,436)	(912)
Purchases of treasury stock, net	—	(192)
Dividends paid	(1,954)	(1,922)
Stock option exercises	—	385

Net Cash Provided By Financing Activities	32,299	11,030

Effect of Exchange Rate Changes on Cash	(94)	11

Net Decrease in Cash and Cash Equivalents	(1,226)	(1,047)
Cash and Cash Equivalents at Beginning of Period	6,261	4,235

Cash and Cash Equivalents at End of Period	$5,035	$3,188

Supplemental Cash Flow Information
Cash payments of income taxes, net of refunds	$1,877	$(8)

Cash payments of interest	$1,806	$1,741

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

Unaudited

1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements included herein have been prepared by the Stepan Company (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate and make the information presented not misleading. In the opinion of management all normal recurring adjustments necessary to present fairly the condensed consolidated financial position of the Company as of March 31, 2005, and the condensed consolidated results of operations and cash flows for the three months then ended have been included. These financial statements and related footnotes should be read in conjunction with the financial statements and related footnotes included in the Company’s 2004 Form 10-K.

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

(In thousands, except per share amounts)	For the Three Months Ended March 31
	2005	2004
Net income, as reported	$3,244	$4,030
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	4	157

Net income, pro forma	$3,240	$3,873

Earnings per share:
Basic - as reported	$0.34	$0.43

Basic - pro forma	$0.34	$0.41

Diluted - as reported	$0.33	$0.42

Diluted - pro forma	$0.33	$0.40

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), “Share-Based Payment”, that revises SFAS No. 123, “Accounting for Stock-Based Compensation”, and requires accounting for equity-based employee compensation transactions at fair value. Consequently, pursuant to the SEC’s April 2005 amendment to the accounting standard’s effective date, the Company will record equity-based employee compensation expense in its Consolidated Statement of Income by applying the fair value recognition provisions of SFAS No. 123(R) beginning January 1, 2006.

3.	INVENTORIES

Inventories comprise the following:

(Dollars in thousands)	March 31, 2005	December 31, 2004
Finished products	$55,199	$52,859
Raw materials	25,051	23,317

Total inventories	$80,250	$76,176

Inventories priced using the last-in, first-out (LIFO) inventory valuation method as of March 31, 2005 and December 31, 2004, amounted to 83 percent and 77 percent, respectively, of total inventories. If the first-in, first-out (FIFO) inventory valuation method had been used for all inventories, inventory balances would have been approximately $15,593,000 and $14,771,000 higher than reported at March 31, 2005, and December 31, 2004, respectively.

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

The Company has estimated a range of possible environmental and legal losses from $8.4 million to $39.7 million at March 31, 2005. At March 31, 2005, the Company’s accrued liability for such losses, which represents the Company’s best estimate within the estimated range of possible environmental and legal losses, was $18.5 million for legal contingencies and environmental matters compared to $18.9 million at December 31, 2004.

For certain sites, estimates cannot be made of the total costs of compliance, or the Company’s share of such costs; accordingly, the Company is unable to predict the effect thereof on the Company’s financial position, cash flows and results of operations. Management believes that in the event of one or more adverse determinations in any annual or interim period, the impact on the Company’s cash flows and results of operations for those periods could be material. However, based upon the Company’s present belief as to its relative involvement at these sites, other viable entities’ responsibilities for cleanup, and the extended period over which any costs would be incurred, the Company believes that these matters, individually and in the aggregate, will not have a material effect on the Company’s financial position.

Following are summaries of the environmental proceedings related to the major environmental sites where the Company has responsibility for participating in remediation efforts:

Maywood, New Jersey, Site

The Company’s site in Maywood, New Jersey and property formerly owned by the Company adjacent to its current site (Maywood site) were listed on the National Priorities List in September 1993 pursuant to the provisions of the CERCLA because of certain alleged chemical contamination. Pursuant to an Administrative Order on Consent entered into between USEPA and the Company for property formerly owned by the Company, and the issuance of an order by USEPA to the Company for property currently owned by the Company, the Company completed a Remedial Investigation Feasibility Study (RI/FS) in 1994. The Company submitted the Draft Final FS for Soil and Source Areas (Operable Unit 1) in September 2002. In addition, the Company submitted the

Draft Final FS for Groundwater (Operable Unit 2) in June 2003. The Company is awaiting the issuance of a Record of Decision (ROD) from USEPA relating to the Maywood site and the proposed chemical remediation. The final ROD will be issued sometime after a public comment period.

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

In addition, under the terms of a settlement agreement reached on November 12, 2004, the United States Department of Justice and the Company agreed to fulfill the terms of a Cooperative Agreement reached in 1985 under which the United States will take title to and responsibility for radioactive waste removal at the Maywood Site, including past and future remediation costs incurred by the United States.

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

Wilmington Site

The Company is currently contractually obligated to contribute to the response costs associated with the Company’s formerly-owned site at 51 Eames Street, Wilmington, Massachusetts. Remediation at this site is being managed by its current owner to whom the Company sold the property in 1980. Under the agreement, once total site remediation costs exceed certain levels, the Company is obligated to contribute up to five percent of future response costs associated with this site with no limitation on the ultimate amount of contributions. To date, the Company has paid the current owner $1.0 million for the Company’s portion of environmental response costs through the fourth quarter of 2004. At March 31, 2005, the Company has recorded a reserve of $0.7 million for current and future claims associated with this site. However, depending on the ultimate cost of the remediation at this site, the amount for which the company is liable could differ from the current estimates. In addition, the Company and other prior owners entered into an agreement in April 2004 waiving certain statute of limitations defenses for claims which may be filed by the Town of Wilmington, Massachusetts, in connection with this site. While the Company has denied any liability for any such claims, the Company agreed to this waiver while the parties continue to discuss the resolution of any potential claim, which may be filed.

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

Martin Aaron Site

The Company received a Section 104(e) Request for Information from USEPA dated June 2, 2003, regarding the Martin Aaron Site located in Camden, New Jersey. The Company’s response was submitted on August 11, 2003. In addition, the Company and other PRPs received a Notice of Potential Liability and Demand for Reimbursement of Costs Expended at this site dated June 9, 2004. The Company has not yet filed a response. The Company also joined the PRP group. The Company continues to investigate this matter and therefore, cannot predict what its liability, if any, will be for this site.

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

5.	PENSION PLANS

Components of Net Periodic Benefit Cost

	UNITED STATES
	Three Months Ended March 31
(Dollars in thousands)	2005	2004
Service cost	$933	$877
Interest cost	1,520	1,426
Expected return on plan assets	(1,640)	(1,642)
Amortization of prior service cost	87	87
Amortization of net loss	531	324

Net periodic benefit cost	$1,431	$1,072

	UNITED KINGDOM
	Three Months Ended March 31
(Dollars in thousands)	2005	2004
Service cost	$176	$145
Interest cost	189	169
Expected return on plan assets	(161)	(147)
Amortization of net loss	15	13

Net periodic benefit cost	$219	$180

Employer Contributions

U.S. Plans

As disclosed in its financial statements for the year ended December 31, 2004, the Company expects to contribute approximately $1,675,000 to its funded U.S. qualified pension plans in 2005 and to pay $216,000 in 2005 related to its unfunded non-qualified plans. As of March 31, 2005, no contributions had been made to the qualifed plans and $54,000 had been paid related to the non-qualified plans.

U.K. Plan

As disclosed in the Company’s financial statements for the year ended December 31, 2004, Stepan UK Limited expects to contribute approximately $357,000 to its pension plan in 2005. As of March 31, 2005, $82,000 had been contributed to the U.K. pension plan.

6.	EARNINGS PER SHARE

Below is the computation of basic and diluted earnings per share for the three months ended March 31, 2005 and 2004.

	Three Months Ended March 31
(In thousands, except per share amounts)	2005	2004
Computation of Basic Earnings per Share
Net income	$3,244	$4,030
Deduct dividends on preferred stock	200	200

Income applicable to common stock	$3,044	$3,830

Weighted-average number of common shares outstanding	8,994	8,943

Basic earnings per share	$0.34	$0.43

Computation of Diluted Earnings per Share
Net income	$3,244	$4,030

Weighted-average number of common shares outstanding	8,994	8,943
Add net shares issuable from assumed exercise of options (under treasury stock method)	39	91
Add weighted-average shares issuable from assumed conversion of convertible preferred stock	663	664

Shares applicable to diluted earnings	9,696	9,698

Diluted earnings per share	$0.33	$0.42

7.	COMPREHENSIVE INCOME

Comprehensive income includes net income and all other non-owner changes in equity that are not reported in net income. Below is the Company’s comprehensive income for the three months ended March 31, 2005 and 2004.

	Three Months Ended March 31
(Dollars in thousands)	2005	2004
Net income	$3,244	$4,030
Other comprehensive income:
Foreign currency translation gain/(loss)	(1,488)	1,316
Unrealized gain/(loss) on securities	(128)	82

Comprehensive income	$1,628	$5,428

The total accumulated other comprehensive losses at March 31, 2005 and December 31, 2004, comprised the following:

(Dollars in thousands)	March 31, 2005	December 31, 2004
Foreign currency translation losses	$(2,303)	$(815)
Unrealized gains on securities (net of income taxes of $159 in 2005 and $244 in 2004)	238	366
Minimum pension liability adjustments (net of income taxes of $10,515 in 2004 and 2005)	$(16,090)	$(16,090)

Total accumulated other comprehensive losses	$(18,155)	$(16,539)

8.	SEGMENT REPORTING

Effective January 1, 2005, the Company changed the components of its segment operating income to reflect a change in the information now used by the chief operating decision makers in reviewing segment results. In 2005, the Company began charging corporate manufacturing expenses, which are corporate support expenses for engineering, purchasing and transportation, against the reportable segments’ operating income. In prior years, these expenses were charged to unallocated corporate expense. The aggregate amount of corporate manufacturing expenses charged to the segments in 2005 was $2,171,000.

Financial results of the Company’s operating segments for the three months ended March 31, 2005 and 2004, are summarized below:

(Dollars in thousands)	Surfactants	Polymers	Specialty Products	Segment Totals
For the quarter ended March 31, 2005
Net sales	$201,158	$57,363	$5,731	$264,252
Operating income	5,457	5,795	662	11,914

For the quarter ended March 31, 2004
Net sales	$176,001	$37,554	$7,832	$221,387
Operating income	8,353	3,837	2,730	14,920

Below are reconciliations of segment operating income to consolidated income before income taxes:

	Three Months Ended March 31
(Dollars in thousands)	2005	2004
Operating income segment totals	$11,914	$14,920
Unallocated corporate administrative expenses	(5,030)	(5,199)
Unallocated corporate manufacturing expenses	—	(1,718)
Interest expense	(1,799)	(2,061)
Income/(loss) from equity in joint venture	(108)	485
Foreign exchange loss and other, net	(30)	(501)

Consolidated income before income taxes and minority interest	$4,947	$5,926

9.	GOODWILL AND OTHER INTANGIBLE ASSETS

The Company’s net carrying values of goodwill were $7,699,000 and $7,759,000 as of March 31, 2005 and December 31, 2004, respectively. The entire amount of goodwill relates to the surfactants reporting unit. The change in net carrying value resulted from the effects of currency translation.

The following table reflects the components of all other intangible assets, which have finite lives, as of March 31, 2005 and December 31, 2004. The changes in the intangible assets’ gross carrying amounts were entirely due to the effects of currency translation.

	Gross Carrying Amount		Accumulated Amortization
(Dollars In thousands)	March 31, 2005	Dec 31, 2004	March 31, 2005	Dec 31, 2004
Other Intangible Assets:
Patents	$2,000	$2,000	$900	$867
Trademarks	5,501	5,503	2,638	2,548
Customer lists	4,765	4,780	3,363	3,242
Know-how(a)	8,476	8,480	3,853	3,703
Non-compete agreements	2,396	2,413	2,248	2,237

Total	$23,138	$23,176	$13,002	$12,597

(a)	Know-how includes intellectual property rights covering proprietary information, written formulae, trade secrets or secret processes, inventions and developmental products (whether patentable or not), discoveries, improvements, compositions, manufacturing processes, manuals, specifications and technical data.

Aggregate amortization expenses for the quarters ended March 31, 2005 and March 31, 2004, were $423,000 and $389,000, respectively. Estimated amortization expense for identifiable intangibles assets, other than goodwill, for the current and each of the five succeeding fiscal years are as follows:

(Dollars in thousands)

For year ending 12/31/05	$1,670
For year ending 12/31/06	$1,504
For year ending 12/31/07	$1,262
For year ending 12/31/08	$1,132
For year ending 12/31/09	$1,113
For year ending 12/31/10	$1,108

10.	ACQUISITION AND CAPITAL LEASE

In January 2005, the Company’s Brazilian subsidiary entered into an agreement to purchase a subsidiary of a multinational cleaning products company for a minimal purchase price. The purchase contract included a 10-year capital lease agreement under which $463,000 was paid for the first 24 months with gross remaining payments due of $1,855,000. At the end of the lease agreement, all of the relevant assets will be transferred and assigned to the Company. The assets and liabilities under the capital lease were recorded at the present value of the minimum lease payments. The leased assets are recorded under the property, plant and equipment caption and the capital lease liability is recorded under the other non-current liabilities caption in the condensed consolidated balance sheet. Depreciation expense for the assets held under the capital lease is included in depreciation expense in the first quarter of 2005. This capital lease obligation is a non-cash financing and investing activity.

11.	BUSINESS INTERRUPTION INSURANCE

On September 1, 2004, a fire at the production facility of the Company’s United Kingdom subsidiary destroyed drying equipment used to manufacture powdered laundry detergent. During the first quarter of 2005, the Company received business interruption insurance proceeds of $887,000 related to the fire. The proceeds were recorded as a reduction of cost of goods sold.

12.	RECENT ACCOUNTING PRONOUNCEMENTS

In March 2005, the FASB issued Interpretation No. 47 (FIN 47), “Accounting for Conditional Asset Retirement Obligations”, an interpretation of FASB Statement No. 143, Accounting for Asset Retirement Obligations. The interpretation clarifies that the term conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The effective date of this interpretation is no later than the end of fiscal year ending after December 15, 2005. The Company is currently investigating the effect, if any, that FIN 47 would have on the Company’s financial position, cash flows and results of operations.

Item 2 - Management’s Discussion and Analysis of Financial Conditions and Results of Operations

The following is Management’s Discussion and Analysis of certain significant factors, which have affected the Company’s financial condition and results of operations during the interim period included in the accompanying condensed consolidated financial statements.

OVERVIEW

Management’s Discussion and Analysis should be read in conjunction with the ‘Overview’ section of Management’s Discussion and Analysis included in the Company’s 2004 Form 10-K.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2005 and 2004

Summary

Net income for the first quarter of 2005 declined 20 percent, to $3.2 million, or $0.33 per diluted share, compared to $4.0 million, or $0.42 per diluted share, for the first quarter of 2004. The decline in net income resulted from a $1.3 million year-to-year increase in operating expenses. Higher research expenses accounted for the operating expense result. The effect of a four percent improvement in sales volume was completely offset by the effects of rising raw material costs, which led first quarter 2005 gross profit to be essentially unchanged from first quarter 2004 gross profit. Surfactants gross profit declined due to weak margins in the U.K. Polymers gross profit rose significantly due to higher volume and recovery of prior margin deterioration. Specialty products gross profit was down due to a large drop in volume that is expected to recover over the balance of the year. Below is a summary discussion of the major factors leading to the year-to-year decrease in net income. A detailed discussion of first quarter 2005 segment operating performance follows the summary.

Consolidated net sales increased $42.9 million, or 19 percent, from year to year. Higher selling prices, due primarily to higher raw material costs, accounted for approximately $31.4 million of the increase. A four percent increase in sales volume and a $3.7 million favorable effect of foreign currency translation also contributed to the year-to-year change.

Gross profit for the first quarter of 2005 increased $0.2 million, or one percent, over gross profit for the first quarter of 2004. A $2.7 million, or 44 percent, improvement in polymers gross profit was nearly entirely offset by a $2.0 million, or 59 percent, drop in specialty products gross profit and a $0.4 million, or two percent, drop in surfactants gross profit. The surfactants gross profit result included a $0.9 million reduction of cost of sales due to the receipt of business interruption insurance proceeds related to the 2004 fire at the Stepan United Kingdom (UK) manufacturing facility. Excluding the positive effect of the business interruption proceeds, surfactant gross profit dropped $1.3 million, or six percent, primarily due to weaker results in the UK. Higher raw material costs continued to hurt profits for all three segments.

Operating income for the first quarter of 2005 fell $1.1 million, or 14 percent, from operating income reported in the first quarter of 2004. Operating expenses, which include marketing, administrative and research expenses, increased $1.3 million, or six percent, for the same period.

Research expenses were up $1.3 million, or 21 percent, from year to year. Major items included in the research expense variance were a $0.4 million increase in salaried payroll expenses, a $0.3 million increase in outside contracting for the development, testing and registration of new technologies and a $0.2 million increase in lab repair and maintenance expense. Higher fringe benefit expense, notably pension and healthcare costs, accounted for $0.3 million of the salaried payroll expense increase. Marketing expenses were $0.4 million, or five percent, higher in the first quarter of 2005 than they were for the same period of 2004, due primarily to a $0.2 million increase in bad debt expense and to a $0.2 million increase in fringe benefits, due primarily to pension and healthcare costs. Administrative expenses were down $0.4 million, or five percent, due largely to a $0.6 million decrease in general legal expense and a $0.6 million decrease in system implementation expenses partially offset by $0.4 million of higher salaried payroll expense, due primarily to pension and healthcare costs, and $0.4 million of lower deferred compensation income related to the Company’s deferred compensation plans.

Interest expense declined $0.3 million, or 13 percent, from year to year primarily due to a higher proportion of bank debt, which carries lower interest rates than the Company’s long-term notes.

Income from the Company’s Philippine joint venture fell $0.6 million to a loss of $0.1 million for the first quarter of 2005 compared to income of $0.5 million for the first quarter of 2004. Lower sales volume, higher raw material costs and a less profitable mix of sales all contributed to the drop in income from the Philippine joint venture.

Foreign exchange and other, net, which includes foreign exchange gains and losses and investment-related income and expense, was $30,000 of expense for the first quarter of 2005 versus $0.5 million of expense for the first quarter of 2004. The favorable year-to-year change was primarily due to a decline in foreign exchange losses.

The effective tax rate was 34.5 percent for the first quarter ended March 31, 2005 compared to 32.0 percent for the first quarter ended March 31, 2004. The higher effective tax rate was primarily attributable to a lower tax benefit realized as a result of an equity loss from the Company’s Philippines joint venture in 2005 compared to equity income in 2004. In addition, the Company recorded a larger valuation allowance in 2005 versus 2004 for its German subsidiary due to increased losses for which no tax benefit was recognized.

Segment Results

(Dollars in thousands)	Surfactants	Polymers	Specialty Products	Segment Results	Corporate	Total
For the three months ended March 31, 2005
Net sales	$201,158	$57,363	$5,731	$264,252	—	$264,252
Operating income	5,457	5,795	662	11,914	(5,030)	6,884

For the three months ended March 31, 2004
Net sales	$176,001	$37,554	$7,832	$221,387	—	$221,387
Operating income – as reported	8,353	3,837	2,730	14,920	(6,917)	8,003
Operating income – pro forma	6,883	3,589	2,730	13,202	(5,199)	8,003

In 2005, the Company began charging corporate support expenses for engineering, purchasing and transportation to the operating segments. In prior years, these expenses were charged to unallocated corporate expense. This change enables the chief operating decision makers to review results of operations and assess segment performance with the noted expenses included, which they had not done in the past. The pro forma amounts in the above table display 2004 segment operating income and corporate expense as if the specified corporate support expenses were charged to the operating segments. For analysis purposes, the following segment discussion compares 2005 operating results to the 2004 pro forma results.

Surfactants

Surfactants net sales for the first quarter of 2005 increased $25.2 million, or 14 percent, from net sales for the first quarter of 2004. Higher selling prices, due primarily to higher raw material costs, a four percent increase in sales volume and $3.3 million of favorable foreign currency translation all contributed to the year-to-year increase in net sales. The higher selling prices accounted for about $15.2 million of the total surfactants increase. Net sales for domestic operations grew $18.7 million, or 17 percent, of which approximately $16.6 million related to 2004 and 2005 selling price increases initiated to pass rising raw material costs on to customers. A two percent increase in sales volume also contributed to the increase in domestic operations net sales. Excluding the effects of foreign currency translation, net sales for foreign operations increased $3.2 million, or five percent, on an eight percent increase in sales volume. Most of the improvement in foreign operations net sales was derived from the Company’s Mexican subsidiary, which accounted for $2.5 million of the increase. The increase resulted from a 24 percent growth in sales volume. The Company’s Brazilian subsidiary accounted for most of the foreign operations sales volume growth due to new sales resulting from the acquisition of a manufacturing plant in January 2005. The new volume resulted in a $0.4 million increase in net sales for Brazil. Net sales for the Company’s Canadian subsidiary increased $0.7 million, due largely to selling price increases, while net sales for European operations increased $0.5 million, despite sales volume declines at all three locations. Stepan Colombia’s net sales fell $0.9 million on a 20 percent decline in sales volume.

Surfactants first quarter 2005 operating income declined $1.4 million, or 21 percent, from first quarter 2004 operating income. Gross profit fell $0.4 million, or two percent, from year to year, and operating expenses increased $1.0 million, or eight percent, for the same period. Domestic gross profit for the first quarter of 2005 was down $0.4 million, or three percent, from first quarter 2004 gross profit. The effect of the small sales volume gain was more than offset by increased manufacturing costs and less favorable sales mix. Gross profits were up for the Company’s Mexican, Canadian and Brazilian subsidiaries by $0.8 million, $0.3 million and $0.1 million, respectively, but their impact on foreign operations gross profit was entirely offset by European operations’ gross profit that dropped $1.0 million and by Colombian subsidiary gross profit that fell $0.2 million. High raw material costs continued to hurt European profit. Due to excess industry manufacturing capacity and vertically integrated competitors, the Company has not been successful in recovering much of the rapidly escalating raw material costs, particularly in the United Kingdom. Lower sales volume also contributed to the European result. In the first quarter of 2005, the Company received $0.9 million in business interruption insurance proceeds related to the September 2004 fire at Stepan UK’s manufacturing plant that destroyed equipment used for drying certain surfactant products. The proceeds were recorded as a reduction in first quarter cost of sales. Excluding the insurance proceeds, gross profit from European operations fell $1.9 million from year to year.

As noted above, 2005 first quarter operating expenses increased $1.0 million, or eight percent, over operating expenses for the first quarter of 2004. Domestic operations research expenses accounted for the entire increase, due to the segment’s share of the variances discussed in the Results of Operations “Summary” section.

Polymers

Polymers net sales for the first quarter of 2005 increased $19.8 million, or 53 percent, over net sales for the first quarter of 2004. Higher selling prices, a five percent increase in sales volume, and $0.4 million of favorable foreign currency translation on European sales all led to the increase in net sales. Increased selling prices, due largely to higher raw material costs, accounted for about $17.7 million of the year-to-year net sales improvement. Within the polymers segment, net sales for polyurethane polyols increased $13.0 million, or 62 percent, on higher selling prices and sales volume and the previously noted favorable foreign currency translation effect. Excluding the favorable effect of foreign currency exchange, the average selling price for the first quarter of 2005 was up about 34 percent over the average selling price for the first quarter of 2004, reflecting selling price increases implemented in the final three quarters of 2004 and in 2005 to allay the effect of rising raw material prices. Sales volume grew 20 percent, primarily due to an improved U.S. construction economy. Phthalic anhydride (PA) net sales were up $4.4 million, or 37 percent, despite a 16 percent drop in sales volume. Higher selling prices, due to passing on raw material cost increases to customers and to manufacturing fee increases effected after the first quarter of 2004, more than offset the effect of the lower sales volume. Weak demand from customers serving the unsaturated polyester resin market accounted for the sales volume decline. Polyurethane systems net sales improved $2.4 million, or 51 percent, due to a 33 percent growth in sales volume and to higher selling prices. The sales volume improvement reflected new business and gains at existing accounts, and the higher selling prices resulted from partially passing on increased raw material costs to customers.

Polymers 2005 first quarter operating income improved $2.2 million, or 62 percent, from 2004 first quarter operating income. Gross profit increased $2.7 million, or 44 percent, for the same period. Both polyurethane polyols and polyurethane systems contributed to the improved gross profit, reporting increases of $2.6 million, or 65 percent, and $0.4 million, or 51 percent, respectively. The previously noted selling price increases, which aided in partially recovering past margin deterioration, and sales volume growth accounted for the higher gross profit. Gross profit for PA fell $0.3 million, or 17 percent, due to the previously noted 16 percent drop in sales volume. The effect of the aforementioned manufacturing toll fee increases was essentially offset by outsourcing costs necessitated in part by a scheduled maintenance shutdown of a reactor and by a four percent increase in plant costs due primarily to higher utility expenses. Because additional increases in raw material costs are expected in the near term, selling price increases were announced effective April 1, 2005, for all three polymer businesses. Operating expenses were up $0.5 million, or 20 percent from year to year. Approximately $0.4 million of the operating expense increase resulted from a $0.2 million increase in domestic marketing expenses and a $0.2 million increase in domestic research expenses. Higher sales commission expense and higher salaried payroll expenses, due in part to increased pension and healthcare benefit costs, accounted for most of the marketing expense variance. Higher salaried payroll expenses and outside consulting and technical service expenses accounted for the research increase.

Specialty Products

Net sales for the first quarter of 2005 were $2.1 million, or 27 percent, lower than net sales reported for the first quarter of 2004. Operating income declined $2.1 million, or 76 percent, from year to year. The declines in net sales and operating income reflected lower sales volumes for food and flavoring and pharmaceutical product lines. In 2004, two pharmaceutical customers purchased a disproportionate share of their annual requirements in the first quarter, a pattern that was not repeated in the first quarter of 2005. The Company expects full year 2005 sales volume for pharmaceutical products to approximate volume levels of 2004. Operating expenses were $0.1 million higher in the first quarter of 2005 than in the same quarter of 2004, due primarily to increased research expenses.

Corporate Expenses

Corporate expenses, which primarily include corporate administrative (including legal and environmental expenses) expenses that are not allocated to the reportable segments, decreased $0.2 million, or 3 percent, to $5.0 million in the first quarter of 2005 from $5.2 million in the first quarter of 2004. Major items included in the year-to-year variance were a $0.6 million decrease in general legal expense and a $0.6 million decrease in system implementation expenses partially offset by $0.4 million of higher salaried payroll expense and $0.4 million of lower deferred compensation income related to the Company’s deferred compensation plans ($0.4 million of income in the first quarter of 2005 compared to $0.8 million of income for the same period of 2004). The decline in general legal expense reflected a reduction in the use of outside legal counsel, and the drop in system implementation expenses reflected the completion of the Company’s enterprise resource planning system implementation project in 2004. Approximately $0.3 million of the increase in salaried payroll costs related to higher fringe benefit costs, particularly pension and healthcare benefits.

LIQUIDITY AND CAPITAL RESOURCES

Net cash from operating activities totalled to a cash use of $25.3 million for the first quarter of 2005, compared to a use of $6.0 million for the same period in 2004. Net income decreased by $0.8 million for the current year quarter compared to the comparable period last year. Working capital has required $38.1 million for the current year quarter, compared to $20.5 million for the first quarter of 2004.

Accounts receivable increased seasonally during the current year quarter, although less significantly than for same period in 2004. Inventories increased during 2005, compared to a decrease in 2004, with a significant portion of the current year increase planned to ensure supply levels during scheduled maintenance at a U.S. plant. Accounts payable and accrued liabilities decreased in 2005 compared to an increase in 2004 due to a high accounts payable balance at December 31, 2004, resulting from cash management efforts. The January 1, 2005, discontinuation of extended payment terms provided by two suppliers during calendar year 2004 also contributed to the decrease.

Capital spending totaled $8.2 million for the first quarter of 2005, compared to $6.2 million for the same period last year. Capital spending for 2005 is expected to range from $40.0 million to $46.0 million compared to the $33.8 million spent in 2004.

Total balance sheet debt, excluding capitalized leases, increased by $32.9 million for the first three months of 2005, from $112.0 million to $144.9 million. As of March 31, 2005, the ratio of long-term debt to long-term debt plus shareholders’ equity was 42.0 percent, compared to 35.8 percent as of December 31, 2004. Approximately $65.7 million of total Company debt relates to unsecured promissory notes with maturities extending until 2015. These notes are the Company’s primary source of long term debt financing, and are supplemented by bank credit facilities to meet short and medium term needs.

The Company maintains contractual relationships with its domestic banks that provide for revolving credit of up to $60.0 million, which may be drawn upon as needed for general corporate purposes through May 2, 2007, under a revolving credit agreement. As of March 31, 2005, there were borrowings totaling $42.8 million under this agreement. The Company also meets short-term liquidity requirements through uncommitted domestic bank lines of credit.

The Company’s foreign subsidiaries maintain bank term loans and short-term bank lines of credit in their respective countries to meet working capital requirements as well as to fund capital expenditure programs and acquisitions. As of March 31, 2005, the Company’s European subsidiaries had euro-denominated term loans totaling $24.9 million including current maturities. The European subsidiaries also had short-term debt totaling $9.9 million under short-term bank credit lines as of March 31, 2005, with unborrowed capacity of approximately $3.4 million at that date. The Company’s Mexican subsidiary had $1.4 million of debt outstanding at March 31, 2005. The Company’s Chinese joint venture has entered into a credit agreement allowing the joint venture to borrow up to $2.4 million, in local currency, to finance plant construction. As of March 31, 2005, there were no borrowings under this loan facility; however, the Company expects this loan facility to be fully utilized during 2005. Stepan Company has issued a guaranty to the lender for the Company’s proportionate interest (55 percent) in this credit facility.

The Company’s U.S. loan agreements contain provisions, which, among others, require maintenance of certain financial ratios and place limitations on additional debt, investments and payment of dividends. Due to lower earnings in Europe during 2004, Stepan Europe obtained agreements from its banks to waive certain required financial ratios under its bank term loans through December 31, 2004. The Company is in compliance with its loan agreements during 2005.

The Company anticipates that cash from operations and from committed credit facilities will be sufficient to fund anticipated capital expenditures, dividends and other planned financial commitments for the foreseeable future. Any substantial acquisitions would require additional funding.

PENSION FUNDING

As disclosed in its financial statements for the year ended December 31, 2004, the Company expects to contribute approximately $1.7 million and $0.4 million, respectively, to the funded U.S. and United Kingdom plans in 2005. Payments related to the unfunded non-qualified plans will approximate $0.2 million in 2005. As of March 31, 2005, no contributions had been made to the funded U.S. plans, and $0.1 million had been contributed to the United Kingdom plan. Approximately $0.1 million had been paid related to the unfunded non-qualified plan.

OUTLOOK

The Company’s polymers segment started the year with a strong performance, but weaker specialty products earnings offset the improvement. Surfactants sales volume grew, and efforts to recover higher raw material costs have been successful in North America but have met greater resistance in Europe. Recent raw material price movements remain volatile, including some price decreases. However, the overall trend would suggest higher raw material costs for the remainder of 2005. Overall business conditions appear positive for the balance of 2005. The Company expects specialty products earnings to recover in the second quarter, and despite the slow start to 2005, management remains optimistic about full year earnings growth.

ENVIRONMENTAL AND LEGAL MATTERS

The Company is subject to extensive federal, state and local environmental laws and regulations. Although the Company’s environmental policies and practices are designed to ensure compliance with these laws and regulations, future developments and increasingly stringent environmental regulation could require the Company to make additional unforeseen environmental expenditures. The Company will continue to invest in the equipment and facilities necessary to comply with existing and future regulations. During the first quarter of 2005, the Company’s expenditures for capital projects related to the environment were $0.4 million. These projects are capitalized and depreciated over their estimated useful lives, which is typically 10 years. Recurring costs associated with the operation and maintenance of facilities for waste treatment and disposal and managing environmental compliance in ongoing operations at our manufacturing locations were approximately $2.5 million and $2.0 million for the first three months of 2005 and 2004, respectively. While difficult to project, it is not anticipated that these recurring expenses will increase significantly in the future.

The Company has been named by the government as a potentially responsible party at 21 waste disposal sites where cleanup costs have been or may be incurred under CERCLA and similar state statutes. In addition, damages are being claimed against the Company in general liability actions for alleged personal injury or property damage in the case of some disposal and plant sites. The Company believes that it has made adequate provisions for the costs it may incur with respect to the sites. It is the Company’s accounting policy to record liabilities when environmental assessments and/or remediation efforts are probable and the cost or range of possible costs can be reasonably estimated. When no amount within the range is a better estimate than any other amount, the minimum amount within the range is accrued. Some of the factors on which the Company bases its estimates include information provided by feasibility studies, potentially responsible party negotiations and the development of remediation plans. Because reported liabilities are recorded based on estimates, actual amounts could differ from those estimates. The Company has estimated a range of possible environmental and legal losses from $8.4 million to $39.7 million at March 31, 2005. At March 31, 2005 and December 31, 2004, the Company’s accrued liability for such losses, which represents the Company’s best estimate within the estimated range of possible environmental and legal losses, was $18.5 million and $18.9 million, respectively, for legal contingencies and environmental matters. During the first three months of 2005, non-capital cash outlays related to legal and environmental matters approximated $0.9 million compared to $1.8 million for the first three months of 2004.

For certain sites, estimates cannot be made of the total costs of compliance or the Company’s share of such costs; accordingly, the Company is unable to predict the effect thereof on the

Company’s financial position, cash flows and results of operations. Management believes that in the event of one or more adverse determinations in any annual or interim period, the impact on the Company’s cash flows and results of operations for those periods could be material. However, based upon the Company’s present belief as to its relative involvement at these sites, other viable entities’ responsibilities for cleanup and the extended period over which any costs would be incurred, the Company believes that these matters will not have a material effect on the Company’s financial position. Certain of these matters are discussed in Item 1, Part 2, Legal Proceedings, in this report and in other filings of the Company with the Securities and Exchange Commission, which are available upon request from the Company. See also Note 4, Contingencies, in the Notes to Consolidated Financial Statements for a summary of the environmental proceedings related to certain environmental sites.

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

There have been no material changes in the Company’s market risks since December 31, 2004.

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

b.	Changes in Internal Control Over Financial Reporting

There were no changes in internal controls that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II OTHER INFORMATION

Item 1 - Legal Proceedings

Maywood, New Jersey, Site

The Company’s site in Maywood, New Jersey and property formerly owned by the Company adjacent to its current site (Maywood site) were listed on the National Priorities List in September 1993 pursuant to the provisions of the CERCLA because of certain alleged chemical contamination. Pursuant to an Administrative Order on Consent entered into between USEPA and the Company for property formerly owned by the Company, and the issuance of an order by USEPA to the Company for property currently owned by the Company, the Company completed a Remedial Investigation Feasibility Study (RI/FS) in 1994. The Company submitted the Draft Final FS for Soil and Source Areas (Operable Unit 1) in September 2002. In addition, the Company submitted the Draft Final FS for Groundwater (Operable Unit 2) in June 2003. The Company is awaiting the issuance of a Record of Decision (ROD) from USEPA relating to the Maywood site and the proposed chemical remediation. The final ROD will be issued sometime after a public comment period.

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

In addition, under the terms of a settlement agreement reached on November 12, 2004, the United States Department of Justice and the Company agreed to fulfill the terms of a Cooperative Agreement reached in 1985 under which the United States will take title to and responsibility for radioactive waste removal at the Maywood Site, including past and future remediation costs incurred by the United States.

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

Wilmington Site

The Company is currently contractually obligated to contribute to the response costs associated with the Company’s formerly-owned site at 51 Eames Street, Wilmington, Massachusetts. Remediation at this site is being managed by its current owner, to whom the Company sold the property in 1980. Under the agreement, once total site remediation costs exceed certain levels, the Company is obligated to contribute up to five percent of future response costs associated with this site with no limitation on the ultimate amount of contributions. To date, the Company has paid the current owner $1.0 million for the Company’s portion of environmental response costs through the fourth quarter of 2004. At March 31, 2005, the Company has recorded a reserve of $0.7 million for current and future claims associated with this site. However, depending on the ultimate cost of the remediation at this site, the amount for which the company is liable could differ from the current estimates. In addition, the Company and other prior owners entered into an agreement in April 2004 waiving certain statute of limitations defenses for claims which may be filed by the Town of Wilmington, Massachusetts, in connection with this site. While the Company has denied any liability for any such claims, the Company agreed to this waiver while the parties continue to discuss the resolution of any potential claim, which may be filed.

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

Martin Aaron Site

The Company received a Section 104(e) Request for Information from USEPA dated June 2, 2003, regarding the Martin Aaron Site located in Camden, New Jersey. The Company’s response was submitted on August 11, 2003. In addition, the Company and other PRPs received a Notice of Potential Liability and Demand for Reimbursement of Costs Expended at this site dated June 9, 2004. The Company has not yet filed a response. The Company also joined the PRP group. The Company continues to investigate this matter and therefore, cannot predict what its liability, if any, will be for this site.

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

Item 2 - Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

There were no share purchases by the Company during the first three months of 2005.

Item 3 - Defaults Upon Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

(a)	The Company’s 2005 Annual Meeting of Stockholders was held on April 26, 2005.

(b)	At the annual meeting of the company’s shareholders on April 26, 2005, shareholders elected Thomas F. Grojean and F. Quinn Stepan, Jr. as Directors of the company, all for three-year terms.

	For	Withheld
Thomas F. Grojean	8,474,329	242,745
F. Quinn Stepan, Jr.	8,588,669	128,405

(c)	A majority of the outstanding shares voted to ratify the appointment of Deloitte & Touche LLP as independent auditors for the Company for 2005.

8,663,929	For
42,302	Against
10,843	Abstentions

Item 5 - Other Information

None

Item 6 – Exhibits

(a)	Exhibit 31.1	–	Certification of Chairman and Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)

(b)	Exhibit 31.2	–	Certification of Vice President and Corporate Controller pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)

(c)	Exhibit 32	–	Certification pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEPAN COMPANY

Date: May 5, 2005	/s/ J. E. Hurlbutt
J. E. Hurlbutt
Vice President - Finance