Form 10-Q
period 2005-06-30
STEPAN CO
filed 2005-08-05
CIK 94049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2005
Common Stock, $1 par value	8,995,415 Shares

Part I FINANCIAL INFORMATION

Item 1 - Financial Statements

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Unaudited

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands, except per share amounts)	2005	2004	2005	2004
Net Sales	$278,353	$236,347	$542,605	$457,734
Cost of Sales	243,650	205,851	478,086	397,586

Gross Profit	34,703	30,496	64,519	60,148

Operating Expenses:
Marketing	8,714	7,200	16,465	14,594
Administrative	7,953	9,749	15,507	17,690
Research, development and technical services	7,570	6,432	15,197	12,746

	24,237	23,381	47,169	45,030

Operating Income	10,466	7,115	17,350	15,118

Other Income/(Expenses):
Interest, net	(2,006)	(1,792)	(3,805)	(3,853)
Income/(loss) from equity in joint venture	2	533	(106)	1,018
Foreign exchange gain/(loss) and other, net	724	(270)	694	(771)

	(1,280)	(1,529)	(3,217)	(3,606)

Income Before Provision for Income Taxes	9,186	5,586	14,133	11,512
Provision for Income Taxes	3,026	1,784	4,733	3,680
Minority Interest	17	0	21	0

Net Income	$6,177	$3,802	$9,421	$7,832

Net Income Per Common Share (Note 6):
Basic	$0.66	$0.40	$1.00	$0.83

Diluted	$0.64	$0.39	$0.97	$0.81

Shares Used to Compute Net Income Per Common Share (Note 6):
Basic	8,995	8,968	8,994	8,956

Diluted	9,676	9,688	9,685	9,693

Dividends per Common Share	$0.1950	$0.1925	$0.3900	$0.3850

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(Dollars in thousands)	June 30, 2005	December 31, 2004
Assets
Current Assets:
Cash and cash equivalents	$2,914	$6,261
Receivables, net	151,786	135,978
Inventories (Note 3)	86,569	76,176
Deferred income taxes	7,920	7,448
Other current assets	7,956	9,621

Total current assets	257,145	235,484

Property, Plant and Equipment:
Cost (Note 10)	785,127	777,463
Less: accumulated depreciation (Note 10)	579,297	568,593

Property, plant and equipment, net	205,830	208,870

Goodwill, net (Note 9)	7,511	7,759

Other intangible assets, net (Note 9)	9,632	10,579

Other non-current assets	29,202	30,084

Total assets	$509,320	$492,776

Liabilities and Stockholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$17,826	$17,973
Accounts payable	95,641	98,322
Accrued liabilities	37,158	41,307

Total current liabilities	150,625	157,602

Deferred income taxes	6,401	7,758

Long-term debt, less current maturities	115,607	94,018

Other non-current liabilities (Note 10)	66,329	64,223

Commitments and Contingencies (Note 4)

Minority Interest	913	934

Stockholders’ Equity:
5 1/2% convertible preferred stock, cumulative, voting without par value; authorized 2,000,000 shares; issued 580,632 shares in 2005 and 581,482 shares in 2004	14,516	14,537
Common stock, $1 par value; authorized 30,000,000 shares; issued 10,034,519 shares in 2005 and 10,032,555 shares in 2004	10,033	10,032
Additional paid-in capital	24,488	24,449
Accumulated other comprehensive loss (Note 7)	(20,867)	(16,539)
Retained earnings (unrestricted approximately $34,337 in 2005 and $31,372 in 2004)	162,886	157,373
Less: Treasury stock, at cost, 1,039,445 shares in 2005 and 2004	(21,611)	(21,611)

Stockholders’ equity	169,445	168,241

Total liabilities and stockholders’ equity	$509,320	$492,776

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(Dollars in thousands)	June 30, 2005	June 30, 2004
Cash Flows From Operating Activities
Net income	$9,421	$7,832
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	20,008	19,967
Deferred income taxes	(1,838)	(1,405)
Other non-cash items	(341)	675
Changes in assets and liabilities:
Receivables, net	(20,683)	(39,524)
Inventories	(11,686)	6,439
Other current assets	1,531	146
Accounts payable and accrued liabilities	(3,232)	12,671
Pension liabilities	3,057	1,838
Environmental and legal liabilities	(526)	(1,220)
Deferred revenues	(56)	(222)

Net Cash Provided By/(Used In) Operating Activities	(4,345)	7,197

Cash Flows From Investing Activities
Expenditures for property, plant and equipment	(19,755)	(13,168)
Dividend from Philippine joint venture	—	1,700
Other non-current assets	(153)	233
Formation of China joint venture	—	945

Net Cash Used In Investing Activities	(19,908)	(10,290)

Cash Flows From Financing Activities
Revolving debt and notes payable to banks, net	30,375	6,146
Other debt borrowings	1,457	15,856
Other debt repayments	(7,010)	(12,607)
Dividends paid	(3,908)	(3,850)
Stock option exercises	20	295
Other	—	(301)

Net Cash Provided By Financing Activities	20,934	5,539

Effect of Exchange Rate Changes on Cash	(28)	(56)

Net Increase/(Decrease) in Cash and Cash Equivalents	(3,347)	2,390
Cash and Cash Equivalents at Beginning of Period	6,261	4,235

Cash and Cash Equivalents at End of Period	$2,914	$6,625

Supplemental Cash Flow Information
Cash payments of income taxes, net of refunds	$6,687	$5,773

Cash payments of interest	$3,911	$3,974

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005

Unaudited

1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements included herein have been prepared by the Stepan Company (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate and make the information presented not misleading. In the opinion of management all normal recurring adjustments necessary to present fairly the condensed consolidated financial position of the Company as of June 30, 2005, and the condensed consolidated results of operations for the three and six months then ended and cash flows for the six months then ended have been included. These financial statements and related footnotes should be read in conjunction with the financial statements and related footnotes included in the Company’s 2004 Form 10-K.

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

	For the Three Months Ended June 30		For the Six Months Ended June 30
(In thousands, except per share amounts)	2005	2004	2005	2004
Net income, as reported	$6,177	$3,802	$9,421	$7,832
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	8	184	12	341

Net income, pro forma	$6,169	$3,618	$9,409	$7,491

Earnings per share:
Basic - as reported	$0.66	$0.40	$1.00	$0.83

Basic - pro forma	$0.66	$0.38	$1.00	$0.79

Diluted - as reported	$0.64	$0.39	$0.97	$0.81

Diluted - pro forma	$0.64	$0.37	$0.97	$0.77

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), “Share-Based Payment”, that revises SFAS No. 123, “Accounting for Stock-Based Compensation”, and requires accounting for equity-based employee compensation transactions at fair value. The Company will record equity-based employee compensation expense applying the fair value recognition provisions of SFAS No. 123(R) beginning January 1, 2006, using a modified prospective application.

3.	INVENTORIES

Inventories comprised the following:

(Dollars in thousands)	June 30, 2005	December 31, 2004
Finished products	$57,909	$52,859
Raw materials	28,660	23,317

Total inventories	$86,569	$76,176

Inventories priced using the last-in, first-out (LIFO) inventory valuation method as of June 30, 2005 and December 31, 2004, amounted to 80 and 77 percent of total inventories, respectively. If the first-in, first-out (FIFO) inventory valuation method had been used for all inventories, inventory balances would have been approximately $17,162,000 and $14,771,000 higher than reported at June 30, 2005, and December 31, 2004, respectively. The Company has elected LIFO valuation to secure tax savings permitted under U.S. tax law.

4.	CONTINGENCIES

There are a variety of legal proceedings pending or threatened against the Company. Some of these proceedings may result in fines, penalties, judgments or costs being assessed against the Company at some future time. The Company’s operations are subject to extensive local, state and federal regulations, including the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) and the Superfund amendments of 1986 (“Superfund”). The Company has received requests for information related to or has been named by the government as a potential responsible party at 21 waste disposal sites where clean up costs have been or may be incurred under CERCLA and similar state statutes. In addition, damages are being claimed against the Company in general liability actions for alleged personal injury or property damage in the case of some disposal and plant sites. The Company believes that it has made adequate provisions for the costs it may incur with respect to these sites.

The Company has estimated a range of possible environmental and legal losses from $8.4 million to $40.2 million at June 30, 2005. At June 30, 2005, the Company’s accrued liability for such losses, which represents the Company’s best estimate within the estimated range of possible environmental and legal losses, was $18.5 million for legal contingencies and environmental matters compared to $18.9 million at December 31, 2004.

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

Wilmington Site

The Company is currently contractually obligated to contribute to the response costs associated with the Company’s formerly-owned site at 51 Eames Street, Wilmington, Massachusetts. Remediation at this site is being managed by its current owner to whom the Company sold the property in 1980. Under the agreement, once total site remediation costs exceed certain levels, the Company is obligated to contribute up to five percent of future response costs associated with this site with no limitation on the ultimate amount of contributions. To date, the Company has paid the current owner $1.0 million for the Company’s portion of environmental response costs through the fourth quarter of 2004. At June 30, 2005, the Company has recorded a reserve of $0.6 million for current and future claims associated with this site. However, depending on the ultimate cost of the remediation at this site, the amount for which the company is liable could differ from the current estimates. In addition, the Company and other prior owners entered into an agreement in April 2004 waiving certain statute of limitations defenses for claims which may be filed by the Town of Wilmington, Massachusetts, in connection with this site. While the Company has denied any liability for any such claims, the Company agreed to this waiver while the parties continue to discuss the resolution of any potential claim, which may be filed.

Lightman Drum Site

The Company received a Section 104(e) Request for Information from USEPA dated March 21, 2000, regarding the Lightman Drum Company Site located in Winslow Township, New Jersey. The Company responded to this request on May 18, 2000. In addition, the Company received a Notice of Potential Liability and Request to Perform RI/FS dated June 30, 2000, from USEPA. The Company has decided that it will participate in the performance of the RI/FS. Due to the addition of other PRP’s, the Company’s allocation percentage has decreased. The Company also recently paid a second assessment in the amount of $36,995. However, based on the current information known regarding this site, the Company is unable to predict what its liability, if any, will be for this site.

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

Other

The Company performs ongoing ground water monitoring at a number of its plant sites. Such monitoring indicated that remediation may be required at one of the Company’s sites. Although there has been no enforcement order, the Company has developed a remediation plan, which it has begun to execute, with completion targeted for 2006. The Company believes it has adequate reserves for the remediation of this site.

5.	PENSION PLANS

Components of Net Periodic Benefit Cost

	UNITED STATES
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2005	2004	2005	2004
Service cost	$932	$877	$1,865	$1,755
Interest cost	1,521	1,426	3,041	2,852
Expected return on plan assets	(1,641)	(1,642)	(3,281)	(3,285)
Amortization of prior service cost	88	87	175	174
Amortization of net loss	532	324	1,063	649

Net periodic benefit cost	$1,432	$1,072	$2,863	$2,145

	UNITED KINGDOM
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2005	2004	2005	2004
Service cost	$173	$143	$349	$288
Interest cost	186	166	375	335
Expected return on plan assets	(158)	(144)	(319)	(291)
Amortization of net loss	15	13	30	26

Net periodic benefit cost	$216	$178	$435	$358

Employer Contributions

U.S. Plans

As disclosed in its financial statements for the year ended December 31, 2004, the Company expects to contribute approximately $1,675,000 to its funded U.S. qualified pension plans in 2005 and to pay $216,000 in 2005 related to its unfunded non-qualified plans. As of June 30, 2005, no contributions had been made to the qualifed plans and $75,000 had been paid related to the non-qualified plans.

U.K. Plan

As disclosed in the Company’s financial statements for the year ended December 31, 2004, Stepan UK Limited expects to contribute approximately $357,000 to its pension plan in 2005. As of June 30, 2005, $167,000 had been contributed to the U.K. pension plan.

6.	EARNINGS PER SHARE

Below is the computation of basic and diluted earnings per share for the three and six months ended June 30, 2005 and 2004.

	Three Months Ended June 30		Six Months Ended June 30
(In thousands, except per share amounts)	2005	2004	2005	2004
Computation of Basic Earnings per Share
Net income	$6,177	$3,802	$9,421	$7,832
Deduct dividends on preferred stock	(200)	(200)	(400)	(400)

Income applicable to common stock	$5,977	$3,602	$9,021	$7,432

Weighted-average number of common shares outstanding	8,995	8,968	8,994	8,956
Basic earnings per share	$0.66	$0.40	$1.00	$0.83

Computation of Diluted Earnings per Share
Net income	$6,177	$3,802	$9,421	$7,832
Weighted-average number of common shares outstanding	8,995	8,968	8,994	8,956
Add net shares issuable from assumed exercise of options (under treasury stock method)	18	56	28	73
Add weighted-average shares issuable from assumed conversion of convertible preferred stock	663	664	663	664

Shares applicable to diluted earnings	9,676	9,688	9,685	9,693

Diluted earnings per share	$0.64	$0.39	$0.97	$0.81

7.	COMPREHENSIVE INCOME

Comprehensive income includes net income and all other non-owner changes in equity that are not reported in net income. Below is the Company’s comprehensive income for the three and six months ended June 30, 2005 and 2004.

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2005	2004	2005	2004
Net income	$6,177	$3,802	$9,421	$7,832
Other comprehensive income:
Foreign currency translation gain/(loss)	(2,825)	(1,268)	(4,313)	48
Unrealized gain/(loss) on securities	113	(10)	(15)	72

Comprehensive income	$3,465	$2,524	$5,093	$7,952

The total accumulated other comprehensive losses at June 30, 2005 and December 31, 2004, comprised the following:

(Dollars in thousands)	June 30, 2005	December 31, 2004
Foreign currency translation losses	$(5,128)	$(815)
Unrealized gains on securities (net of income taxes of $234 in 2005 and $244 in 2004)	351	366
Minimum pension liability adjustments (net of income taxes of $10,515 in 2005 and 2004)	(16,090)	(16,090)

Total accumulated other comprehensive losses	$(20,867)	$(16,539)

8.	SEGMENT REPORTING

Effective January 1, 2005, the Company changed the components of its segment operating income to reflect a change in the information now used by the chief operating decision makers in reviewing segment results. In 2005, the Company began charging corporate manufacturing expenses, which are corporate support expenses for engineering, purchasing and transportation, against the reportable segments’ operating income. In prior years, these expenses were charged to unallocated corporate expense. The aggregate amount of corporate manufacturing expenses charged to the segments was $2,255,000 and $4,426,000 for the three and six months ended June 30, 2005.

The Company’s operating segment results for the three and six months ended June 30, 2005 and 2004, are summarized below:

(Dollars in thousands)	Surfactants	Polymers	Specialty Products	Segment Totals
For the three months ended June 30, 2005
Net sales	$207,051	$64,167	$7,135	$278,353
Operating income	4,642	9,618	1,909	16,169

For the three months ended June 30, 2004
Net sales	$181,415	$48,334	$6,598	$236,347
Operating income	10,430	4,377	1,681	16,488

For the six months ended June 30, 2005
Net sales	$408,209	$121,530	$12,866	$542,605
Operating income	10,099	15,413	2,571	28,083

For the six months ended June 30, 2004
Net sales	$357,416	$85,888	$14,430	$457,734
Operating income	18,783	8,214	4,411	31,408

Below are reconciliations of segment operating income to consolidated income before income taxes:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2005	2004	2005	2004
Operating income segment totals	$16,169	$16,488	$28,083	$31,408
Unallocated corporate administrative expenses	(5,703)	(7,416)	(10,733)	(12,615)
Unallocated corporate manufacturing expenses	—	(1,957)	—	(3,675)
Interest expense	(2,006)	(1,792)	(3,805)	(3,853)
Income/(loss) from equity in joint venture	2	533	(106)	1,018
Foreign exchange gain/(loss) and other, net	724	(270)	694	(771)

Consolidated income before income taxes and minority interest	$9,186	$5,586	$14,133	$11,512

9.	GOODWILL AND OTHER INTANGIBLE ASSETS

The Company’s net carrying values of goodwill were $7,511,000 and $7,759,000 as of June 30, 2005 and December 31, 2004, respectively. The entire amount of goodwill relates to the surfactants reporting unit. The change in net carrying value resulted from the effects of currency translation.

The following table reflects the components of all other intangible assets, which have finite lives, as of June 30, 2005 and December 31, 2004. The changes in the intangible assets’ gross carrying amounts were entirely due to the effects of currency translation.

	Gross Carrying Amount		Accumulated Amortization
(Dollars In thousands)	June 30, 2005	Dec 31, 2004	June 30, 2005	Dec 31, 2004
Other Intangible Assets:
Patents	$2,000	$2,000	$933	$867
Trademarks	5,497	5,503	2,726	2,548
Customer lists	4,704	4,780	3,457	3,242
Know-how (a)	8,465	8,480	3,994	3,703
Non-compete agreements	2,359	2,413	2,283	2,237

Total	$23,025	$23,176	$13,393	$12,597

(a)	Know-how includes intellectual property rights covering proprietary information, written formulae, trade secrets or secret processes, inventions and developmental products (whether patentable or not), discoveries, improvements, compositions, manufacturing processes, manuals, specifications and technical data.

Aggregate amortization expenses for the three and six months ended June 30, 2005, were $447,000 and $870,000, respectively. Aggregate amortization expenses for the three and six months ended June 30, 2004, were $524,000 and $913,000, respectively. Estimated amortization expense for identifiable intangibles assets, other than goodwill, for the current and each of the five succeeding fiscal years are as follows:

(Dollars in thousands)
For year ending 12/31/05	$1,670
For year ending 12/31/06	$1,504
For year ending 12/31/07	$1,262
For year ending 12/31/08	$1,132
For year ending 12/31/09	$1,113
For year ending 12/31/10	$1,108

10.	ACQUISITION AND CAPITAL LEASE

In January 2005, the Company’s Brazilian subsidiary entered into an agreement to purchase a subsidiary of a multinational cleaning products company for a minimal purchase price. The purchase contract included a 10-year capital lease agreement under which $463,000 was paid for the first 24 months with gross remaining payments due of $1,855,000. At the end of the lease agreement, all of the relevant assets will be transferred and assigned to the Company. The assets and liabilities under the capital lease were recorded at the present value of the minimum lease payments. The leased assets are recorded under the property, plant and equipment caption and the capital lease liability is recorded under the other non-current liabilities caption in the condensed consolidated balance sheet. Depreciation expense for the assets held under the capital lease is included in depreciation expense. This capital lease obligation is a non-cash financing and investing activity.

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

In March 2005, the FASB issued Interpretation No. 47 (FIN 47), “Accounting for Conditional Asset Retirement Obligations”, an interpretation of FASB Statement No. 143, Accounting for Asset Retirement Obligations. The interpretation clarifies that the term conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The effective date of this interpretation is no later than the end of fiscal year ending after December 15, 2005. The Company is in the process of determining the effects, if any, that adoption of FIN 47 will have on the Company’s financial position, cash flows and results of operations.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2005 and 2004

Summary

Net income for the second quarter of 2005 increased $2.4 million, or 62 percent, to $6.2 million, or $0.64 per diluted share, compared to $3.8 million, or $0.39 per diluted share, for the second quarter of 2004. A strong performance by the polymers segment was largely offset by a decline in surfactants segment profits, which combined contributed about half of the improvement in net income. A decline in deferred compensation expense contributed the other half. Operating expenses increased $0.9 million due to higher marketing and research expenses partially offset by the decline in deferred compensation. Below is a summary discussion of the major factors leading to the quarter-to-quarter changes in net sales, profits and expenses. A detailed discussion of second quarter 2005 segment operating performance follows the summary.

Consolidated net sales for the second quarter of 2005 increased $42.0 million, or 18 percent, from net sales for the second quarter of 2004. A nine percent increase in sales volume and higher selling prices, due primarily to the pass through of higher raw material costs, accounted for $20.2 million and $17.5 million, respectively, of the increase. The favorable effect of foreign currency translation also contributed $4.3 million to the quarter-to-quarter change. All three segments contributed to the increased net sales.

Gross profit for the second quarter of 2005 increased $4.2 million, or 14 percent, over gross profit for the same quarter of 2004 due principally to significantly higher polymer segment profit partially offset by a nine percent reduction in surfactants segment profits. Gross profit for the polymer segment was up $6.1 million due to selling price increases implemented to help offset the negative effects of rising material costs that eroded the prior year’s profit margin. A large polyurethane systems order that was entirely fulfilled in the second quarter of 2005 also contributed. Gross profit for the surfactants segment fell $1.8 million between quarters due to an unfavorable sales mix, rising material costs and higher manufacturing expenses.

Operating income for the second quarter of 2005 increased $3.4 million, or 47 percent, over operating income reported in the second quarter of last year due to the aforementioned gross profit improvements. Operating expenses, which include marketing, administrative and research expenses, increased $0.9 million, or four percent, for the same period, partially offsetting the improved gross profit. Marketing and research and development expenses were up $1.5 million and

$1.1 million, respectively, from quarter to quarter. Higher salary and fringe benefit expenses accounted for much of the increase in marketing and research expenses. The Company discontinued a salary freeze implemented during 2004, resulting in routine annual salary increases. Higher bonus, healthcare and pension costs accounted for the rise in fringe benefit expenses. An increase in bad debt expense also contributed to the marketing result. Administrative expenses were down $1.8 million, or 18 percent, due largely to a $1.7 million decrease in deferred compensation expense.

Interest expense increased $0.2 million, or 12 percent, from quarter to quarter due to higher average debt levels and to higher short-term interest rates.

Income from the Company’s Philippine joint venture fell $0.5 million, or 100 percent. A less profitable mix of sales and lower sales volume at Stepan Philippines contributed to the drop in income.

Foreign exchange and other, net, which includes foreign exchange gains and losses and investment-related income and expense, was $0.7 million of income for the second quarter of 2005 versus $0.3 million of expense for the second quarter of 2004, resulting in a favorable $1.0 million quarter-to-quarter effect on pretax income. The Company recorded foreign exchange gains of $0.8 million for the second quarter of 2005 compared to foreign exchange losses of $0.3 million for the second quarter of 2004.

The effective tax rate was 32.9 percent for the second quarter ended June 30, 2005 compared to 31.9 percent for the second quarter ended June 30, 2004. The increase in the effective tax rate was primarily due to a net tax benefit realized on nonrecurring transactions from 2004. The increase was also due to a lower tax benefit realized on foreign joint venture equity income during the current year. These increases were partially offset by the utilization of net operating loss carryforwards in Germany and credit carryforwards in Mexico for which valuation allowances had previously been recorded.

Segment Results

(Dollars in thousands)	Surfactants	Polymers	Specialty Products	Segment Results	Corporate	Total
For the three months ended June 30, 2005
Net sales	$207,051	$64,167	$7,135	$278,353	—	$278,353
Operating income	4,642	9,618	1,909	16,169	(5,703)	10,466

For the three months ended June 30, 2004
Net sales	$181,415	$48,334	$6,598	$236,347	—	$236,347
Operating income – as reported	10,430	4,377	1,681	16,488	(9,373)	7,115
Operating income – pro forma	8,769	4,085	1,681	14,535	(7,420)	7,115

Effective January 1, 2005, the Company changed the components of its segment operating income to reflect a change in the information now used by the chief operating decision makers in reviewing segment results. In 2005, the Company began charging corporate manufacturing expenses, which are corporate support expenses for engineering, purchasing and transportation, against the reportable segments’ operating income. In prior years, these expenses were charged to unallocated corporate expense. The pro forma amounts in the above table display 2004 segment operating income and corporate expense as if the specified corporate expenses were charged to the operating segments. For analysis purposes, the following segment discussion compares 2005 operating results to the 2004 pro forma results.

Surfactants

Surfactants net sales for the second quarter of 2005 increased $25.6 million, or 14 percent, from net sales for the second quarter of 2004. A 12 percent increase in sales volume, higher selling prices, due primarily to the pass through of higher raw material costs and $4.0 million of favorable foreign currency translation all contributed to the year-to-year increase in net sales. Net sales for domestic operations increased $16.6 million, or 14 percent, and net sales for foreign operations, excluding the favorable effects of currency translation, increased $5.0 million, or eight percent. A nine percent growth in sales volume and higher average selling prices led to the increase in domestic net sales. Most of the domestic sales volume growth resulted from a significant increase in biodiesel sales. The Company produces soybean-based biodiesel for blending with diesel fuel. Production of biodiesel, using existing Company assets, was stepped up as a result of the current high demand for biodiesel products. This demand was driven by the current high price of crude oil and favorable excise tax credits. This additional volume aided in offsetting the weaker demand experienced by the segment’s distribution, agricultural and emulsion polymerization businesses. All three of those businesses carry higher average selling prices and profit margins than biodiesel. An 18 percent increase in sales volume led to the higher foreign operations net sales. The Company’s European operations accounted for $2.5 million of the net sales increase on sales volume that increased two percent. The Company’s Mexican subsidiary accounted for $1.6 million of the net sales increase on sales volume that increased 15 percent. Increased fabric softener sales were a major contributor to Mexico’s higher sales dollars and volume. Approximately 87 percent of the foreign operations sales volume growth occurred from new sales for the Company’s Brazilian subsidiary resulting from the acquisition of a manufacturing plant in January 2005. The new volume resulted in a $0.8 million increase in net sales for Brazil.

Surfactants second quarter 2005 operating income dropped $4.1 million, or 47 percent, from second quarter 2004 operating income. Domestic and foreign operations accounted for $2.3 million and $1.8 million of the decline, respectively. Surfactants gross profit fell $1.8 million, or nine percent, from quarter to quarter, and operating expenses increased $2.3 million, or 19 percent, for the same period. Domestic gross profit for the second quarter of 2005 was down $1.0 million, or seven percent, from gross profit for the second quarter of 2004. The effect of the nine percent sales volume gain was more than offset by the effect of the less favorable sales mix discussed above, higher raw material costs and higher production costs, due largely to increased labor and utility expenses. Second quarter 2005 foreign operations gross profit fell $0.8 million, or 11 percent, from gross profit for the same period of 2004. Gross profits were up for the Company’s Mexican, Brazilian and Canadian subsidiaries by $0.3 million, $0.3 million and $0.1 million, respectively, but their impact on foreign operations gross profit was entirely offset by European operations’ drop of $1.6 million in gross profit. High raw material costs continued to hurt European profits. Due to excess industry manufacturing capacity and vertically integrated competitors, the Company has been less successful in recovering all of the rapidly escalating raw material costs, particularly in the United Kingdom (UK). The Company anticipates improved UK results in the second half of 2005 as a competitor shut down its UK plant effective July 1, 2005.

Operating expenses for the second quarter of 2005 increased $2.3 million, or 19 percent, over operating expenses for the second quarter of 2004. Domestic operations contributed $1.3 million of the increase. Research expenses were up $0.8 million and marketing expenses increased $0.5 million. Higher salary and fringe benefit expenses accounted for most of the increases for both research and marketing. Normal pay increases caused the salary expense increases, and higher healthcare, bonus and pension expenses led to the increase in fringe benefit expenses. Foreign operations contributed $1.0 million of the operating expense increase, of which approximately $0.3 million resulted from the effects of foreign currency translation. European operations accounted for $0.3 million of the increase due to higher bad debt, salary and fringe benefit expenses. Stepan Brazil also accounted for $0.3 million of the foreign operations operating expense increase due to additional administrative and marketing costs needed to support the new business.

Polymers

Polymers net sales for the second quarter of 2005 increased $15.8 million, or 33 percent, over net sales for the second quarter of 2004. Higher selling prices, due largely to the pass through of higher raw material costs, and $0.4 million of favorable foreign currency translation on foreign operations’ sales more than compensated for the effect of a four percent drop in sales volume. Within the polymers segment, net sales for polyurethane polyols increased $5.4 million, or 19 percent, on higher selling prices and the previously noted favorable foreign currency translation effect. Sales volume declined 13 percent. Domestic operations accounted for most of the lower sales volume, as current quarter demand was sluggish. European sales volume was also down due in part to the loss of some business resulting from selling price increases aimed at recovering raw material cost increases. Phthalic anhydride (PA) net sales were up $6.0 million, or 44 percent, on an eight percent rise in sales volume. Higher selling prices, due to passing on raw material cost increases to customers and to manufacturing fee increases effected throughout 2004 and in the second quarter of 2005, accounted for most of the increase in PA net sales. Polyurethane systems net sales improved $4.4 million, or 69 percent, due to a 20 percent growth in sales volume and to higher selling prices. The sales volume improvement reflected new business, including fulfillment of a large polyurethane systems order during the quarter, and gains at existing accounts. The higher selling prices resulted from partially passing on increased raw material costs to customers.

Polymers operating income for the second quarter of 2005 increased $5.5 million, or 135 percent, from second quarter 2004 operating income. Gross profit increased $6.1 million, or 84 percent, for the same period. All three polymer product lines contributed to the positive operating income and gross profit growth. Gross profit for polyurethane polyols increased $3.2 million, or 70 percent, from quarter to quarter. European operations contributed $1.9 million of the polyurethane polyols gross profit increase, and domestic operations contributed $1.3 million of the increase. The previously noted selling price increases, which aided in recovering past margin deterioration due to escalating raw material costs, contributed to both the European and domestic results. Second quarter 2005 gross profit for polyurethane systems grew $2.0 million, or 184 percent, over second quarter 2004 gross profit. The fulfillment of the previously mentioned sales order was a significant contributor to the improved polyurethane systems gross profit. PA gross profit for the second quarter of 2005 increased $0.9 million, or 56 percent, over gross profit for the second quarter of 2004. The aforementioned manufacturing fee increases coupled with the eight percent growth in sales volume led to the improvement. Excluding the effect of foreign currency translation, operating expenses were up $0.5 million, or 17 percent, from quarter to quarter. Approximately $0.4 million of the operating expense increase resulted from higher domestic research and development expense, which reflected higher salaried payroll costs and a larger allocation of resources required to support polymer development projects.

Specialty Products

Net sales for the second quarter of 2005 were $0.5 million, or eight percent, higher than net sales reported for the same quarter of 2004. Operating income for the second quarter of 2005 increased $0.2 million, or 14 percent, from operating income reported in the second quarter of 2004. The increases in net sales and operating income reflected higher sales volume for pharmaceutical product lines, somewhat offset by lower volumes of food and flavoring product lines. Operating expenses were essentially unchanged from quarter to quarter.

Corporate Expenses

Corporate expenses, which primarily include corporate administrative (including legal and environmental expenses) expenses that are not allocated to the reportable segments, decreased $1.7 million, or 23 percent, to $5.7 million in the second quarter of 2005 from $7.4 million in the second quarter of 2004 due to lower deferred compensation expense ($1.7 million). Other factors impacting operating expenses were decreased system implementation expenses ($0.7 million), partially offset by higher fringe benefit ($0.3 million), salary ($0.2 million), and other ($0.2 million) expenses. The change in deferred compensation reflected $0.3 million of income in the second quarter of 2005 compared to $1.4 million of expense for the same period of 2004 (Income was generated in the second quarter of 2005 as the price of the Company’s common stock, to which a significant portion of the deferred compensation plan obligations are tied, fell to $22.10 per share at June 30, 2005, from $23.51 per share at March 31, 2005. The share price increased to $26.15 from $22.84 for the same period of 2004, which resulted in compensation expense). The drop in system implementation expenses reflected the completion of the Company’s ERP system implementation project in 2004. Higher bonus, healthcare and pension costs led to the increased fringe benefits expense.

Six Months Ended June 30, 2005 and 2004

Summary

Net income for the first half of 2005 increased 20 percent, to $9.4 million, or $0.97 per diluted share, compared to $7.8 million, or $0.81 per diluted share, for the first half of 2004. Improved profitability for the polymer segment accounted for much of the year-to-year net income growth. The polymers improvement was almost entirely offset by declines in profitability for the surfactants and specialty products segments. Operating expenses increased $2.1 million, or five percent, due to increases in research and marketing expenses, partially offset by reduced administrative expenses. Below is a summary discussion of the major factors leading to the year-to-year changes in net sales, profits and expenses. A detailed discussion of first half 2005 segment operating performance follows the summary.

Consolidated net sales for the first half of 2005 increased $84.9 million, or 19 percent, over net sales for the first half of 2004. Increases in selling prices, due primarily to the pass through of higher raw material costs, a six percent increase in sales volume and the favorable effects of foreign currency translations accounted for approximately $48.5 million, $28.4 million and $8.0 million, respectively, of the net sales increase. The surfactants segment reported net sales and sales volume improvements, while the polymers segment reported higher net sales on sales volume that remained unchanged. The specialty products segment posted net sales and sales volume declines.

Gross profit for the first half of 2005 was $4.4 million, or seven percent, higher than gross profit for the first half of 2004. Polymers gross profit was up $8.8 million between years, and surfactants and specialty products gross profits were down $2.2 million and $1.7 million, respectively. Selling price increases implemented to help counteract the negative effects of rising material costs that eroded the prior year’s profit margin drove the polymers profit improvement. A large polyurethane systems order that was entirely fulfilled in the second quarter of 2005 also contributed. Surfactants gross profit decline resulted from a less profitable sales mix, higher manufacturing expenses and increasing raw material costs, which collectively more than offset the effect of higher sales volume. Surfactants first half gross profit included a $0.9 million benefit that reduced cost of sales due to the receipt of business interruption insurance proceeds related to the 2004 fire at the Stepan United Kingdom manufacturing facility. Excluding the positive effect of the business interruption proceeds, surfactant gross profit dropped $3.1 million. Lower sales across all product lines led to the drop in specialty products gross profit.

Operating income for the first half of 2005 increased $2.2 million, or 15 percent, over operating income reported in the first half of 2004. Operating expenses increased $2.1 million, or five percent, for the same period. Research and development expenses were up $2.4 million, or 19 percent, from year to year due to higher salaried payroll, outside contracting and lab repair and maintenance expenses. Marketing expenses were $1.9 million, or 13 percent, higher in the first half of 2005 than they were for the same period of 2004, due primarily to higher salaried payroll and bad debt expenses. For both the research and marketing categories, salaried payroll expenses increased largely due to higher bonus, healthcare and pension costs and normal pay increases. Administrative expenses were down $2.2 million, or 12 percent, due largely to lower deferred compensation expense, system implementation costs, and legal and environmental expenses. Higher salaried payroll expenses, due primarily to higher bonus, healthcare and pension costs and to normal pay increases, partially offset the foregoing items.

Income from the Company’s Philippines joint venture fell $1.1 million to a loss of $0.1 million for the first half of 2005 compared to income of $1.0 million for the first half of 2004. A less profitable mix of sales and lower sales volume accounted for the drop in income at Stepan Philippines.

Foreign exchange and other, net, which includes foreign exchange gains and losses and investment-related income and expense, was $0.7 million of income for the first half of 2005 versus $0.8 million of expense for the first half of 2004, resulting in a favorable $1.5 million year-to-year effect on pretax income. The Company recorded foreign exchange gains of $0.7 million for the first half of 2005 compared to foreign exchange losses of $0.9 million for the first half of 2004.

The effective tax rate was 33.5 percent for the first half of 2005 compared to 32.0 for the same period of 2004. The increase in the effective tax rate was primarily due to a net tax benefit realized from nonrecurring transactions in 2004. The increase was also due to a lower tax benefit realized on foreign joint venture equity income during the current year. These increases were partially offset by the utilization of net operating loss carryforwards in Germany and credit carryforwards in Mexico for which valuation allowances had previously been recorded.

Segment Results

(Dollars in thousands)	Surfactants	Polymers	Specialty Products	Segment Results	Corporate	Total
For the six months ended June 30, 2005
Net sales	$408,209	$121,530	$12,866	$542,605	—	$542,605
Operating income	10,099	15,413	2,571	28,083	(10,733)	17,350

For the six months ended June 30, 2004
Net sales	$357,416	$85,888	$14,430	$457,734	—	$457,734
Operating income – as reported	18,783	8,214	4,411	31,408	(16,290)	15,118
Operating income – pro forma	15,652	7,674	4,411	27,737	(12,619)	15,118

Effective January 1, 2005, the Company changed the components of its segment operating income to reflect a change in the information now used by the chief operating decision makers in reviewing segment results. In 2005, the Company began charging corporate manufacturing expenses, which are corporate support expenses for engineering, purchasing and transportation, against the reportable segments’ operating income. In prior years, these expenses were charged to unallocated corporate expense. The pro forma amounts in the above table display 2004 segment operating income and corporate expense as if the specified corporate expenses were charged to the operating segments. For analysis purposes, the following segment discussion compares 2005 operating results to the 2004 pro forma results.

Surfactants

Surfactants net sales for the first half of 2005 increased $50.8 million, or 14 percent, over net sales for the first half of 2004. An eight percent increase in sales volume, higher selling prices, and $7.2 million of favorable foreign currency translation all contributed to the year-to-year increase in net sales. Net sales for domestic operations increased $35.3 million, or 16 percent, of which approximately $23.2 million related to 2004 and 2005 selling price increases initiated to pass rising raw material costs on to customers. A five percent increase in sales volume also contributed to the increase in domestic operations net sales. The Company’s laundry and cleaning and biodiesel product lines accounted for the domestic sales volume growth. Net sales for foreign operations, excluding the effects of foreign currency translation, increased $8.3 million, or six percent, on a 13 percent increase in sales volume. The sales volume growth was attributable to increased sales volume for the Company’s Mexican subsidiary, which led to a $4.1 million net sales increase, and to new sales for the Company’s Brazilian subsidiary, which generated a $1.2 million increase in net sales. The new sales for Stepan Brazil resulted from the manufacturing facility acquired in January 2005. European operations accounted for $3.1 million of the net sales increase due to selling price increases that more than offset a two percent decline in sales volume. Selling price increases were implemented in 2004 and 2005 in an attempt to reduce the impact of rapidly rising raw material costs.

Surfactants operating income for the first half of 2005 declined $5.6 million, or 36 percent, from operating income for the first half of 2004. Gross profit fell $2.2 million, or five percent and operating expenses increased $3.4 million, or 13 percent, for the same period. Domestic gross profit for the first half of 2005 was down $1.4 million, or five percent, from gross profit for the first half of 2004. A less profitable sales mix, higher manufacturing expenses and increasing raw material costs more than offset the effect of higher sales volume. The increased sales volume for the lower-margin laundry and cleaning and biodiesel products led to the less profitable sales mix. Manufacturing costs were up about nine percent due primarily to higher labor and utility expenses. Foreign operations gross profit declined $0.8 million, or six percent, from year-to-year. European operations 2005 first half gross profit fell $2.7 million, or 29 percent, from gross profit for the first half of 2004. High raw material costs and a drop in sales volume led to the decline in European gross profit. Excess industry manufacturing capacity and vertically integrated competitors make it difficult for the Company to recover all of the rapidly escalating raw material costs, particularly in the United Kingdom. In the first quarter of 2005, the Company received $0.9 million in business interruption insurance proceeds related to the September 2004 fire at Stepan UK’s manufacturing plant that destroyed equipment used for drying certain surfactant products. The proceeds were recorded as a reduction in cost of sales. Excluding the insurance proceeds, gross profit from European operations fell $3.6 million from year to year. Higher gross profit for the Company’s Mexican subsidiary partially offset the European gross profit decline.

Operating expenses for the first half of 2005 were $3.4 million, or 13 percent, higher than operating expenses for the same period of 2004. Domestic operating expenses increased $2.4 million from year-to-year. Research and development expenses were up $1.8 million and marketing expenses increased $0.6 million. Higher salary and fringe benefit expenses accounted for about $0.9 million of the research and development increase. Outside services for the development, testing and registration of new technologies also contributed to the increase in research expense. Higher salary and fringe benefit expenses and a larger bad debt provision accounted for about $0.5 million and $0.2 million, respectively, of the marketing expense increase. For both domestic research and marketing expenses normal pay increases caused the salary expense increases, and higher healthcare, bonus and pension expenses led to the increase in fringe benefit expenses. Foreign operations contributed $1.0 million of the operating expense increase, of which approximately $0.5 million resulted from the effects of foreign currency translation. Stepan Brazil accounted for $0.5 million of the foreign operations operating expense increase due to additional administrative and marketing costs needed to support the new business.

Polymers

Polymers net sales for the first half of 2005 increased $35.6 million, or 41 percent, over net sales for the first half of 2004. Higher selling prices, due primarily to higher raw material costs, and $0.8 million of favorable foreign currency translation led to the increase in net sales. Sales volume remained unchanged from year to year. Within the polymers segment, net sales for polyurethane polyols increased $18.5 million, or 37 percent, on higher selling prices and the previously noted favorable foreign currency translation effect. Sales volume was up about one percent, which reflected higher domestic sales volume offset by lower European sales volume. The Company elected to forego some European business in favor of retaining its selling price increases. Excluding the favorable effect of foreign currency exchange, the average selling price for the first half of 2005 was up about 35 percent over the average selling price for the first half of 2004, reflecting selling price increases implemented in the last half of 2004 and in 2005 to reduce the negative impact of rising raw material prices. Phthalic anhydride (PA) net sales were up $10.4 million, or 41 percent, despite a four percent drop in sales volume. Higher selling prices, due to passing on raw material cost increases to customers and to manufacturing fee increases effected in the second and fourth quarters of 2004 and in the second quarter of 2005, more than offset the effect of the lower sales volume. Second quarter 2005 sales volume improved over second quarter 2004 sales volume. Polyurethane systems net sales improved $6.8 million, or 62 percent, from year to year due to a 26 percent growth in sales volume and to higher selling prices. The sales volume improvement reflected new business, including a large order completely fulfilled in the second quarter, as well as increases at existing accounts, and the higher selling prices resulted from partially passing on increased raw material costs to customers.

Polymers operating income for the first half of 2005 increased $7.7 million, or 101 percent, over operating income for the same period of 2004. Gross profit increased $8.8 million, or 66 percent, between years. All product lines contributed to the year-to-year improvement in profits. First half 2005 gross profit for polyurethane polyols increased $5.8 million, or 67 percent, over first half 2004 gross profit. Domestic and European operations contributed $3.0 million and $2.8 million of the gross profit increase, respectively. The previously noted selling price increases, which aided in recovering past margin deterioration, and higher sales volume accounted for the higher domestic gross profit. Selling price increases and favorable pricing on a raw material contract that expired at the end of the second quarter of 2005 led to the European operations results. Polyurethane systems reported a year-to-year gross profit increase of $2.4 million, or 131 percent. Higher sales volume, particularly the large order noted previously, and increased selling prices caused the gross profit result. PA gross profit for the first half of 2005 improved $0.6 million, or 21 percent, over gross profit reported for the same period of 2004. The effect of the aforementioned manufacturing toll fee increases more than compensated for the decline in sales volume.

Operating expenses were up $1.1 million, or 19 percent, from year to year. Approximately $0.8 million of the operating expense increase resulted from a $0.5 million increase in domestic research and development expenses and a $0.3 million increase in domestic marketing expenses. Research and development expense reflected higher salaried payroll costs to support polymer development projects. Higher salaried payroll expenses, due in part to increased bonus, healthcare and pension benefit costs, travel-related expenses and sales commission expense accounted for most of the marketing expense variance. The remainder of the polymer operating expense increase was attributable to Europe and to Stepan China. There were no operations in China in the first half of 2004.

Specialty Products

Net sales for the first half of 2005 were $1.6 million, or 11 percent, lower than net sales reported for the first quarter of 2004. Operating income declined $1.8 million, or 42 percent, for the same period. The declines in net sales and operating income reflected lower sales volumes for food and flavoring and pharmaceutical product lines. In 2004, two pharmaceutical customers purchased a disproportionate share of their annual requirements in the first quarter, a pattern that was not repeated in 2005. The Company expects full year 2005 sales volume for pharmaceutical products to approximate volume levels of 2004. Operating expenses were $0.1 million higher in the first half of 2005 than in the first half of 2004, due primarily to increased marketing expenses.

Corporate Expenses

Corporate expenses, which primarily include corporate administrative (including legal and environmental expenses) expenses that are not allocated to the reportable segments, decreased $1.9 million, or 15 percent, to $10.7 million in the first half of 2005 from $12.6 million in the first half of 2004. Deferred compensation expense, system implementation expenses and legal and environmental expenses, net of settlement income, were down $1.4 million, $1.2 million and $0.6 million, respectively. Deferred compensation resulted in $0.8 million of income for the first half of 2005 compared to $0.6 million of expense for the same period of 2004 (Income was generated in the first half of 2005 as the price of the Company’s common stock, to which a significant portion of the deferred compensation plan obligations are tied, fell to $22.10 per share at June 30, 2005, from $24.36 per share at December 31, 2004. The share price increased to $26.15 from $25.65 for the same period of 2004, which resulted in compensation expense). The drop in system implementation expenses reflected the completion of the Company’s enterprise resource planning (ERP) system implementation project in 2004. A reduced use of outside legal counsel led to the decline in legal and environmental expenses. An increase in salaried payroll expenses ($0.8 million), software maintenance costs ($0.2 million) and hiring expenses ($0.1 million) partially offset the foregoing declines. Approximately $0.5 million of the increase in salaried payroll costs related to higher fringe benefit costs, particularly bonus, healthcare and pension expenses. Normal pay increases coupled with personnel rolling off the ERP system implementation project and back into operating positions accounted for the remainder of the salaried payroll cost increase. Vendor maintenance contracts required to support the global ERP system led to the increased software maintenance expense.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities consumed cash of $4.3 million for the first half 2005, compared to a source of $7.2 million for the same period in 2004. Net income was up $1.6 million for the first half of 2005 versus the comparable period last year. Working capital increases required $34.1 million of cash during 2005, compared to $20.3 million for during 2004. An increase in inventories coupled with declines in accounts payable and accrued expenses accounted for the increase in working capital requirement. Inventories have increased during 2005, compared to a decrease in 2004, partially to build stocks prior to planned maintenance at a U.S. plant. Accounts payable and accrued liabilities decreased since last year-end compared to an increase for the comparable period in 2004 due in part to the January 1, 2005 discontinuation of temporary extended payment terms from two suppliers.

Capital expenditures totaled $19.8 million for the first six months 2005, compared to $13.2 million for the comparable period during 2004. Capital expenditures for 2005 are expected to range from $42.0 million to $49.0 million compared to $33.8 million for 2004.

Consolidated balance sheet debt, excluding capitalized leases, increased by $21.4 million for the first half of 2005, from $112.0 million to $133.4 million. As of June 30, 2005, the ratio of long-term debt to long-term debt plus shareholders’ equity was 40.6 percent, compared to 35.8 percent as of December 31, 2004. Approximately $61.5 million of total Company debt relates to unsecured promissory notes with maturities extending until 2015. These notes are the Company’s primary source of long term debt financing, and are supplemented by bank credit facilities to meet short and medium term needs.

The Company maintains contractual relationships with its domestic banks that provide for revolving credit of up to $60.0 million, which may be drawn upon as needed for general corporate purposes through May 2, 2007, under a revolving credit agreement. As of June 30, 2005, there were borrowings totaling $39.3 million under this agreement. The Company also meets short-term liquidity requirements through uncommitted domestic bank lines of credit.

The Company’s foreign subsidiaries maintain bank term loans and short-term bank lines of credit in their respective countries to meet working capital requirements as well as to fund capital expenditure programs and acquisitions. As of June 30, 2005, the Company’s European subsidiaries had euro-denominated term loans totaling $22.0 million including current maturities. The European subsidiaries also had short-term debt totaling $7.7 million under short-term bank credit lines as of June 30, 2005, with unborrowed capacity of approximately $5.7 million at that date. The Company’s Mexican subsidiary had $1.4 million of debt outstanding at June 30, 2005. The Company’s Chinese joint venture has entered into a credit agreement allowing the joint venture to borrow up to $2.4 million, in local currency, to finance plant construction. As of June 30, 2005, borrowings under this agreement totaled $1.5 million and the Company expects this loan to be fully borrowed during 2005. Stepan Company has issued a guaranty to the lender for the Company’s proportionate interest (55 percent) in this credit facility.

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

PENSION FUNDING

As disclosed in its financial statements for the year ended December 31, 2004, the Company expects to contribute approximately $2.3 million to its pension plans in 2005. As of June 30, 2005, $0.3 million had been contributed to the pension plans in 2005.

OUTLOOK

The Company expects that the improvement in polymer earnings will continue for the balance of the year. Surfactant sales mix is projected to improve and biodiesel demand will remain very strong. During the quarter, the Company completed debottlenecking of the Company’s biodiesel capacity, and commenced start up of the new polyol plant by our joint venture in Nanjing, China. European surfactant earnings are forecast to improve over the balance of the year in large part due to improved volume in the United Kingdom as a competitor has chosen to shut down its plant. The Company looks forward to continued improvement over prior year results.

ENVIRONMENTAL AND LEGAL MATTERS

The Company is subject to extensive federal, state and local environmental laws and regulations. Although the Company’s environmental policies and practices are designed to ensure compliance with these laws and regulations, future developments and increasingly stringent environmental regulation could require the Company to make additional unforeseen environmental expenditures. The Company will continue to invest in the equipment and facilities necessary to comply with existing and future regulations. During the first six months of 2005, the Company’s expenditures for capital projects related to the environment were $0.6 million. These projects are capitalized and depreciated over their estimated useful lives, which is typically 10 years. Recurring costs associated with the operation and maintenance of facilities for waste treatment and disposal and managing environmental compliance in ongoing operations at our manufacturing locations were approximately $5.4 million and $5.8 million for the first six months of 2005 and 2004, respectively. While difficult to project, it is not anticipated that these recurring expenses will increase significantly in the future.

Over the years, the Company has received requests for information related to or has been named by the government as a potentially responsible party at 21 waste disposal sites where cleanup costs have been or may be incurred under CERCLA and similar state statutes. During 2005, no new sites have been brought to the Company’s attention. In addition, damages are being claimed against the Company in general liability actions for alleged personal injury or property damage in the case of some disposal and plant sites. The Company believes that it has made adequate provisions for the costs it may incur with respect to the sites. It is the Company’s accounting policy to record liabilities when environmental assessments and/or remediation efforts are probable and the cost or range of possible costs can be reasonably estimated. When no amount within the range is a better estimate than any other amount, the minimum amount within the range is accrued. Some of the factors on which the Company bases its estimates include information provided by feasibility studies, potentially responsible party negotiations and the development of remediation plans. Because reported liabilities are recorded based on estimates, actual amounts could differ from those estimates. The Company has estimated a range of possible environmental and legal losses from $8.4 million to $40.2 million at June 30, 2005. At June 30, 2005 and December 31, 2004, the Company’s accrued liability for such losses, which represents the Company’s best estimate within the estimated range of possible environmental and legal losses, was $18.5 million and $18.9 million, respectively, for legal contingencies and environmental matters. During the first six months of 2005, non-capital cash outlays related to legal and environmental matters approximated $1.3 million compared to $2.8 million for the first six months of 2004.

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

Regarding the D’Imperio Superfund Site, USEPA previously indicated it would seek penalty claims against the Company based on the Company’s alleged noncompliance with the modified Unilateral Administrative Order (Order). In December 2004, the Company entered into a Consent Decree with USEPA which resolves all claims asserted against the Company for the alleged noncompliance with the Order. The settlement amount paid pursuant to the Consent Decree did not have a material impact on the financial position, results of operations or cash flows of the Company. In addition, the Company received notice from the New Jersey Department of Environmental Protection (NJDEP) dated March 21, 2001, that NJDEP will pursue cost recovery against the alleged responsible parties, including the Company. The NJDEP’s claims include costs related to remediation of the D’Imperio Superfund Site in the amount of $434,406 and alleged natural resource damages in the amount of $529,584 (as of November 3, 2000). The NJDEP settled such claims against the alleged responsible parties, resulting in the Company paying its portion ($83,061) in July 2002. This payment is subject to reallocation after the allocation phase of the above-identified trial, if any. Also, USEPA issued a Unilateral Administrative Order dated November 5, 2003, directed to all PRPs to perform certain remedial activities at the D’Imperio Superfund Site. The cost for all PRPs for this work is estimated to be $300,000 to $450,000. The Company would be responsible for its allocated share of these costs. The amount due by the Company will not have a material impact on the financial position, results of operations or cash flows of the Company.

Wilmington Site

The Company is currently contractually obligated to contribute to the response costs associated with the Company’s formerly-owned site at 51 Eames Street, Wilmington, Massachusetts. Remediation at this site is being managed by its current owner to whom the Company sold the property in 1980. Under the agreement, once total site remediation costs exceed certain levels, the Company is obligated to contribute up to five percent of future response costs associated with this site with no limitation on the ultimate amount of contributions. To date, the Company has paid the current owner $1.0 million for the Company’s portion of environmental response costs through the fourth quarter of 2004. At June 30, 2005, the Company has recorded a reserve of $0.6 million for current and future claims associated with this site. However, depending on the ultimate cost of the remediation at this site, the amount for which the Company is liable could differ from the current estimates. In addition, the Company and other prior owners entered into an agreement in April 2004 waiving certain statute of limitations defenses for claims which may be filed by the Town of Wilmington, Massachusetts, in connection with this site. While the Company has denied any liability for any such claims, the Company agreed to this waiver while the parties continue to discuss the resolution of any potential claim which may be filed.

Lightman Drum Site

The Company received a Section 104(e) Request for Information from USEPA dated March 21, 2000, regarding the Lightman Drum Company Site located in Winslow Township, New Jersey. The Company responded to this request on May 18, 2000. In addition, the Company received a Notice of Potential Liability and Request to Perform RI/FS dated June 30, 2000, from USEPA. The Company has decided that it will participate in the performance of the RI/FS. Due to the addition of other PRPs, the Company’s allocation percentage has decreased. The Company also recently paid a second assessment in the amount of $36,995. However, based on the current information known regarding this site, the Company is unable to predict what its liability, if any, will be for this site.

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

None

Item 3 - Defaults Upon Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

None

Item 5 - Other Information

None

Item 6 – Exhibits

(a)	Exhibit 31.1	–	Certification of Chairman and Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)

(b)	Exhibit 31.2	–	Certification of Vice President - Finance pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)

(c)	Exhibit 32	–	Certification pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEPAN COMPANY

Date: August 5, 2005

/s/ J. E. Hurlbutt
J. E. Hurlbutt
Vice President - Finance