Form 10-Q
period 2005-09-30
STEPAN CO
filed 2005-11-07
CIK 94049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2005
Common Stock, $1 par value	9,015,067 Shares

Part I	FINANCIAL INFORMATION

Item 1 - Financial Statements

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Unaudited

(Dollars in thousands, except per share amounts)	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Net Sales	$265,717	$238,697	$808,322	$696,431
Cost of Sales (Note 11)	232,998	212,490	711,084	610,076

Gross Profit	32,719	26,207	97,238	86,355

Operating Expenses:
Marketing	7,907	7,066	24,372	21,660
Administrative	9,636	8,353	25,143	26,043
Research, development and technical services	7,122	6,770	22,319	19,516

	24,665	22,189	71,834	67,219

Operating Income	8,054	4,018	25,404	19,136

Other Income/(Expenses):
Interest, net	(1,994)	(1,704)	(5,799)	(5,557)
Income/(loss) from equity in joint venture	(119)	441	(225)	1,459
Other, net	(122)	11	572	(760)

	(2,235)	(1,252)	(5,452)	(4,858)

Income Before Provision for Income Taxes	5,819	2,766	19,952	14,278
Provision for Income Taxes	1,652	875	6,385	4,555
Minority Interest	(1)	0	20	0

Net Income	$4,166	$1,891	$13,587	$9,723

Net Income Per Common Share (Note 6):
Basic	$0.44	$0.19	$1.44	$1.02

Diluted	$0.43	$0.19	$1.40	$1.00

Shares Used to Compute Net Income Per Common Share (Note 6):
Basic	9,006	8,981	8,998	8,964

Diluted	9,757	9,038	9,709	9,696

Dividends per Common Share	$0.1950	$0.1925	$0.5850	$0.5775

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(Dollars in thousands)	September 30, 2005	December 31, 2004
Assets
Current Assets:
Cash and cash equivalents	$3,878	$6,261
Receivables, net	148,754	135,978
Inventories (Note 3)	90,990	76,176
Deferred income taxes	7,493	7,448
Other current assets	7,669	9,621

Total current assets	258,784	235,484

Property, Plant and Equipment:
Cost (Note 10)	795,908	777,463
Less: accumulated depreciation (Note 10)	587,456	568,593

Property, plant and equipment, net	208,452	208,870

Goodwill, net (Note 9)	7,494	7,759

Other intangible assets, net (Note 9)	9,201	10,579

Other non-current assets	29,083	30,084

Total assets	$513,014	$492,776

Liabilities and Stockholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$10,833	$17,973
Accounts payable	97,726	98,322
Accrued liabilities	41,222	41,307

Total current liabilities	149,781	157,602

Deferred income taxes	6,419	7,758

Long-term debt, less current maturities	116,525	94,018

Other non-current liabilities (Note 10)	66,115	64,223

Commitments and Contingencies (Note 4)

Minority Interest	935	934

Stockholders’ Equity:
5-1/2% convertible preferred stock, cumulative, voting without par value; authorized 2,000,000 shares; issued 577,656 shares in 2005 and 581,482 shares in 2004	14,441	14,537
Common stock, $1 par value; authorized 30,000,000 shares; issued 10,054,512 shares in 2005 and 10,032,555 shares in 2004	10,055	10,032
Additional paid-in capital	24,872	24,449
Accumulated other comprehensive loss (Note 7)	(19,614)	(16,539)
Retained earnings (unrestricted approximately $34,635 in 2005 and $31,372 in 2004)	165,096	157,373
Less: Treasury stock, at cost, 1,039,445 shares in 2005 and 2004	(21,611)	(21,611)

Stockholders’ equity	173,239	168,241

Total liabilities and stockholders’ equity	$513,014	$492,776

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Nine Months Ended September 30
(Dollars in thousands)	2005	2004
Cash Flows From Operating Activities
Net income	$13,587	$9,723
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	29,494	30,564
Deferred income taxes	(1,493)	(1,725)
Other non-cash items	(682)	1,485
Changes in assets and liabilities:
Receivables, net	(17,089)	(32,745)
Inventories	(15,890)	3,443
Other current assets	1,832	(1,054)
Accounts payable and other accrued liabilities	1,942	4,900
Pension liabilities	2,599	(348)
Environmental and legal liabilities	(601)	(1,579)
Deferred revenues	(168)	(284)

Net Cash Provided by Operating Activities	13,531	12,380

Cash Flows From Investing Activities
Expenditures for property, plant and equipment	(29,129)	(23,243)
Dividend from Philippine joint venture	—	1,700
Formation of China joint venture	—	945
Other non-current assets	(111)	275

Net Cash Used in Investing Activities	(29,240)	(20,323)

Cash Flows From Financing Activities
Revolving debt and notes payable to banks, net	26,082	17,079
Other debt borrowings	2,734	16,167
Other debt repayments	(10,033)	(16,995)
Dividends paid	(5,864)	(5,779)
Stock option exercises	355	495
Other	—	(302)

Net Cash Provided by Financing Activities	13,274	10,665

Effect of Exchange Rate Changes on Cash	52	62

Net Increase/(Decrease) in Cash and Cash Equivalents	(2,383)	2,784
Cash and Cash Equivalents at Beginning of Period	6,261	4,235

Cash and Cash Equivalents at End of Period	$3,878	$7,019

Supplemental Cash Flow Information:
Cash payments of income taxes, net of refunds	$8,046	$6,765

Cash payments of interest	$5,986	$5,713

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

Unaudited

1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements included herein have been prepared by the Stepan Company (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate and make the information presented not misleading. In the opinion of management all normal recurring adjustments necessary to present fairly the condensed consolidated financial position of the Company as of September 30, 2005, and the condensed consolidated results of operations for the three and nine months then ended and cash flows for the nine months then ended have been included. These financial statements and related footnotes should be read in conjunction with the financial statements and related footnotes included in the Company’s 2004 Form 10-K.

Prior to the third quarter of 2005, the Company included the financial statements of its Chinese joint venture in its consolidated financial statements on a three-month lag basis. Beginning in the third quarter of 2005, the reporting lag was reduced to one month. As a result, the Company’s September 30, 2005, financial statements reflect balances and activity of the joint venture through August 31, 2005. The impact on the consolidated financial statements of the extra two months of activity, in the third quarter, for the Chinese joint venture is not significant.

2.	STOCK-BASED COMPENSATION

Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no stock-based employee compensation cost is reflected in net income, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), “Share-Based Payment”, that revises SFAS No. 123, “Accounting for Stock-Based Compensation”, and requires accounting for equity-based employee compensation transactions at fair value. The Company will record equity-based employee compensation expense applying the fair value recognition provisions of SFAS No. 123(R) beginning January 1, 2006, using a modified prospective application. The following table illustrates the effect on net income and earnings per share if the

Company had applied the fair value recognition provisions of SFAS No. 123R. Very few stock options were granted in 2005 and the majority of earlier options vested prior to 2005, resulting in the lower fair value expense in 2005.

(In thousands, except per share amounts)	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2005	2004	2005	2004
Net income, as reported	$4,166	$1,891	$13,587	$9,723
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	11	177	23	518

Net income, pro forma	$4,155	$1,714	$13,564	$9,205

Earnings per share:
Basic - as reported	$0.44	$0.19	$1.44	$1.02

Basic - pro forma	$0.44	$0.17	$1.44	$0.96

Diluted - as reported	$0.43	$0.19	$1.40	$1.00

Diluted - pro forma	$0.43	$0.17	$1.40	$0.95

3.	INVENTORIES

Inventories comprise the following:

(Dollars in thousands)	September 30, 2005	December 31, 2004
Finished products	$55,370	$52,859
Raw materials	35,620	23,317

Total inventories	$90,990	$76,176

Inventories priced using the last-in, first-out (LIFO) inventory valuation method as of September 30, 2005 and December 31, 2004, amounted to 82 percent and 77 percent of total inventories, respectively. If the first-in, first-out (FIFO) inventory valuation method had been used for all inventories, inventory balances would have been approximately $17,993,000 and $14,771,000 higher than reported at September 30, 2005, and December 31, 2004, respectively.

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

The Company has estimated a range of possible environmental and legal losses from $8.3 million to $40.2 million at September 30, 2005. At September 30, 2005, the Company’s accrued liability for such losses, which represents the Company’s best estimate within the estimated range of possible environmental and legal losses, was $18.5 million compared to $18.9 million at December 31, 2004.

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

Wilmington Site

The Company is currently contractually obligated to contribute to the response costs associated with the Company’s formerly-owned site at 51 Eames Street, Wilmington, Massachusetts. Remediation at this site is being managed by its current owner to whom the Company sold the property in 1980. Under the agreement, once total site remediation costs exceed certain levels, the Company is obligated to contribute up to five percent of future response costs associated with this site with no limitation on the ultimate amount of contributions. To date, the Company has paid the current owner $1.0 million for the Company’s portion of environmental response costs through the third quarter of 2005. At September 30, 2005, the Company has recorded a reserve of $0.6 million for current and future claims associated with this site. However, depending on the ultimate cost of the remediation at this site, the amount for which the company is liable could differ from the current estimates. In addition, the Company and other prior owners entered into an agreement in April 2004 waiving certain statute of limitations defenses for claims which may be filed by the Town of Wilmington, Massachusetts, in connection with this site. While the Company has denied any liability for any such claims, the Company agreed to this waiver while the parties continue to discuss the resolution of any potential claim, which may be filed.

Lightman Drum Site

The Company received a Section 104(e) Request for Information from USEPA dated March 21, 2000, regarding the Lightman Drum Company Site located in Winslow Township, New Jersey. The Company responded to this request on May 18, 2000. In addition, the Company received a Notice of Potential Liability and Request to Perform RI/FS dated June 30, 2000, from USEPA. The Company has decided that it will participate in the performance of the RI/FS. Due to the addition of other PRP’s, the Company’s allocation percentage has decreased. However, the interim allocation has not yet been finalized by the Lightman Yard Steering Committee. The Company also paid a second assessment in the amount of $36,995. However, based on the current information known regarding this site, the Company is unable to predict what its liability, if any, will be for this site.

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

Martin Aaron Site

The Company received a Section 104(e) Request for Information from USEPA dated June 2, 2003, regarding the Martin Aaron Site located in Camden, New Jersey. The Company’s response was submitted on August 11, 2003. In addition, the Company and other PRPs received a Notice of Potential Liability and Demand for Reimbursement of Costs Expended at this site dated June 9, 2004. The Company has not yet filed a response. The Company also joined the PRP group. USEPA issued its Proposed Plan for soils and groundwater in July 2005 and issued a ROD in September 2005. The Company continues to investigate this matter and therefore, cannot predict what its liability, if any, will be for this site.

Wells G & H Superfund Site

The Company received a Section 104(e) Request for Information from USEPA dated December 15, 2003, regarding the Wells G & H Superfund Site located in Woburn, Massachusetts. The Company’s response was submitted on March 18, 2004. In addition, the Company received a Supplemental Request for Information dated August 16, 2005. The Company’s response is due on November 21, 2005. The Company continues to investigate this matter and therefore, cannot predict what its liability, if any, will be for this site.

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

5.	PENSION PLANS

Components of Net Periodic Benefit Cost

	UNITED STATES
(Dollars in thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Service cost	$760	$803	$2,625	$2,558
Interest cost	1,250	1,380	4,290	4,232
Expected return on plan assets	(1,381)	(1,617)	(4,662)	(4,902)
Amortization of prior service cost	74	111	250	285
Amortization of net loss	410	223	1,473	871

Net periodic benefit cost	$1,113	$900	$3,976	$3,044

	UNITED KINGDOM
(Dollars in thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Service cost	$166	$144	$515	$432
Interest cost	179	167	554	502
Expected return on plan assets	(152)	(145)	(471)	(436)
Amortization of net loss	14	13	44	39

Net periodic benefit cost	$207	$179	$642	$537

Employer Contributions

U.S. Plans

As of September 30, 2005, the Company has contributed $1,678,000 to its funded U.S. qualified pension plans. No further contributions to the U.S. qualified plans are planned for 2005. In addition, the Company expects to pay $117,000 in 2005 related to its unfunded non-qualified plans. As of September 30, 2005, $96,000 had been paid related to the non-qualified plans.

U.K. Plan

As disclosed in the Company’s financial statements for the year ended December 31, 2004, Stepan UK Limited expects to contribute approximately $357,000 to its pension plan in 2005. As of September 30, 2005, $245,000 had been contributed to the U.K. pension plan.

6.	EARNINGS PER SHARE

Below is the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2005 and 2004.

(In thousands, except per share amounts)	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Computation of Basic Earnings per Share
Net income	$4,166	$1,891	$13,587	$9,723
Deduct dividends on preferred stock	(198)	(200)	(598)	(600)

Income applicable to common stock	$3,968	$1,691	$12,989	$9,123

Weighted-average number of common shares outstanding	9,006	8,981	8,998	8,964

Basic earnings per share	$0.44	$0.19	$1.44	$1.02

Computation of Diluted Earnings per Share

Net income	$4,166	$1,891	$13,587	$9,723
Deduct dividends on preferred stock (a)	—	200	—	—

Income applicable to common stock	$4,166	$1,691	$13,587	$9,723

Weighted-average number of common shares outstanding	9,006	8,981	8,998	8,964
Add net shares issuable from assumed exercise of options (under treasury stock method)	90	57	49	68
Add weighted-average shares issuable from assumed conversion of convertible preferred stock (a)	661	—	662	664

Shares applicable to diluted earnings	9,757	9,038	9,709	9,696

Diluted earnings per share	$0.43	$0.19	$1.40	$1.00

(a)	The assumed conversion of convertible preferred stock is antidilutive for the three months ended September 30, 2004 and is excluded from the diluted earnings per share calculation.

7.	COMPREHENSIVE INCOME

Comprehensive income includes net income and all other non-owner changes in equity that are not reported in net income. Below is the Company’s comprehensive income for the three and nine months ended September 30, 2005 and 2004.

(Dollars in thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Net income	$4,166	$1,891	$13,587	$9,723
Other comprehensive income:
Foreign currency translation gain/(loss)	1,233	987	(3,080)	1,035
Unrealized gain/(loss) on securities	20	(107)	5	(35)

Comprehensive income	$5,419	$2,771	$10,512	$10,723

The total accumulated other comprehensive losses at September 30, 2005 and December 31, 2004, comprised the following:

(Dollars in thousands)	September 30, 2005	December 31, 2004
Foreign currency translation losses	$(3,895)	$(815)

Unrealized gains on securities (net of income taxes of $247 in 2005 and $244 in 2004)	371	366

Minimum pension liability adjustments (net of income taxes of $10,515 in 2005 and 2004)	(16,090)	(16,090)

Total accumulated other comprehensive losses	$(19,614)	$(16,539)

8.	SEGMENT REPORTING

Effective January 1, 2005, the Company changed the components of its segment operating income to reflect a change in the information now used by the chief operating decision makers in reviewing segment results. In 2005, the Company began charging corporate manufacturing expenses, which are corporate support expenses for engineering, purchasing and transportation, against the reportable segments’ operating income. In prior years, these expenses were charged to unallocated corporate expense. The aggregate amount of corporate manufacturing expenses charged to the segments was $2,147,000 and $6,573,000 the three and nine months ended September 30, 2005.

The Company’s operating segment results for the three and nine months ended September 30, 2005 and 2004, are summarized below:

(Dollars in thousands)	Surfactants	Polymers	Specialty Products	Segment Totals
For the three months ended September 30, 2005
Net sales	$208,277	$50,041	$7,399	$265,717
Operating income	7,331	6,008	2,014	15,353

For the three months ended September 30, 2004
Net sales	$177,979	$54,657	$6,061	$238,697
Operating income	5,157	6,567	1,015	12,739

For the nine months ended September 30, 2005
Net sales	$616,486	$171,571	$20,265	$808,322
Operating income	17,430	21,421	4,585	43,436

For the nine months ended September 30, 2004
Net sales	$535,395	$140,545	$20,491	$696,431
Operating income	23,940	14,781	5,426	44,147

Below are reconciliations of segment operating income to consolidated income before income taxes:

(Dollars in thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Operating income segment totals	$15,353	$12,739	$43,436	$44,147
Unallocated corporate administrative expenses	(7,299)	(5,743)	(18,032)	(18,092)
Unallocated corporate manufacturing expenses	—	(2,978)	—	(6,919)
Interest expense	(1,994)	(1,704)	(5,799)	(5,557)
Income/(loss) from equity in joint venture	(119)	441	(225)	1,459
Other, net	(122)	11	572	(760)

Consolidated income before income taxes and minority interest	$5,819	$2,766	$19,952	$14,278

9.	GOODWILL AND OTHER INTANGIBLE ASSETS

The Company’s net carrying values of goodwill were $7,494,000 and $7,759,000 as of September 30, 2005 and December 31, 2004, respectively. The entire amount of goodwill related to the surfactants reporting unit. The change in net carrying value resulted from the effects of currency translation.

The following table reflects the components of all other intangible assets, which have finite lives, as of September 30, 2005 and December 31, 2004. The changes in the intangible assets’ gross carrying amounts were entirely due to the effects of currency translation.

(Dollars in thousands)	Gross Carrying Amount		Accumulated Amortization
	Sept. 30, 2005	Dec 31, 2004	Sept. 30, 2005	Dec 31, 2004
Other Intangible Assets:
Patents	$2,000	$2,000	$964	$867
Trademarks	5,512	5,503	2,825	2,548
Customer lists	4,688	4,780	3,558	3,242
Know-how (a)	8,462	8,480	4,143	3,703
Non-compete agreements	2,393	2,413	2,364	2,237

Total	$23,055	$23,176	$13,854	$12,597

(a)	Know-how includes intellectual property rights covering proprietary information, written formulae, trade secrets or secret processes, inventions and developmental products (whether patentable or not), discoveries, improvements, compositions, manufacturing processes, manuals, specifications and technical data.

Aggregate amortization expenses for the three and nine months ended September 30, 2005, were $419,000 and $1,289,000, respectively. Aggregate amortization expenses for the three and nine months ended September 30, 2004 were $421,000 and $1,334,000, respectively. Estimated amortization expenses for identifiable intangibles assets, other than goodwill, for the current and each of the five succeeding fiscal years are as follows:

(Dollars in thousands)
For year ending 12/31/05	$1,700
For year ending 12/31/06	$1,504
For year ending 12/31/07	$1,262
For year ending 12/31/08	$1,132
For year ending 12/31/09	$1,113
For year ending 12/31/10	$1,108

10.	ACQUISITION AND CAPITAL LEASE

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

11.	INSURANCE PROCEEDS

In the third quarter of 2005, the Company received the final property insurance settlement related to the September 2004 fire that destroyed drying equipment at the Company’s United Kingdom subsidiary. The final settlement covered replacement cost, which exceeded the book value of the damaged equipment and resulted in a net gain of $1,585,000. The gain is recorded as a reduction of Cost of Sales in the Condensed Consolidated Statements of Income.

During the first quarter of 2005, the Company received business interruption insurance proceeds of $887,000 related to the fire. The proceeds were recorded as a reduction of Cost of Sales in the Condensed Consolidated Statements of Income.

12.	NEW DEBT AGREEMENTS

On September 29, 2005, the Company entered into a Note Purchase Agreement with two U.S. insurance companies in which it will issue and sell to the insurance companies $40,000,000 in long-term senior notes. The proceeds of these notes are scheduled to be received on November 1, 2005, and will be used to pay down U.S. bank debt and for general corporate purposes. These notes will bear interest at a fixed rate of 5.69 percent with interest to be paid semi-annually. Principal amortization is contractually scheduled with equal annual payments beginning November 1, 2012, through final maturity on November 1, 2018.

13.	RECENT ACCOUNTING PRONOUNCEMENTS

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

14.	SUBSEQUENT EVENT – DIVIDEND REPATRIATION

In December of 2004, the FASB issued FASB Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” which provides a practical exception to the SFAS No. 109, “Accounting for Income Taxes”, requirement to reflect the effect of a new tax law in the period of enactment by allowing additional time beyond the financial reporting period to evaluate the effects on plans for reinvestment or repatriation of unremitted foreign earnings. The American Jobs Creation Act of 2004 (the “Act”) introduced a special one-time dividends received deduction of 85 percent on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. In 2005, the U.S. Treasury Department and the Internal Revenue Service issued three separate notices that provide detailed tax guidance for U.S. companies that elect to repatriate foreign earnings under the Act. As a result, in the fourth quarter of 2005 the Company reevaluated its original position to not repatriate foreign earnings under the Act and elected to repatriate earnings from one of its foreign subsidiaries prior to December 31, 2005. The repatriation of such earnings will add approximately $485,000 to the Company’s fourth quarter 2005 income tax expense.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2005 and 2004

Summary

Net income for the third quarter of 2005 increased $2.3 million, or 120 percent, to $4.2 million, or $0.43 per diluted share, compared to $1.9 million, or $0.19 per diluted share, for the third quarter of 2004. Operating income improved $4.0 million, or 100 percent. The surfactants segment accounted for most of the increase on improved sales volume. Surfactants results also benefited from $1.6 million of insurance proceeds, net of expenses, related to the September 2004 fire at the Company’s United Kingdom subsidiary. Third quarter 2005 operating expenses increased $2.5 million, or 11 percent, due largely to higher deferred compensation expense. Below is a summary discussion of the major factors leading to the quarter-to-quarter changes in net sales, profits and expenses. A detailed discussion of third quarter 2005 segment operating performance follows the summary.

Consolidated net sales for the third quarter of 2005 increased $27.0 million, or 11 percent, from net sales for the third quarter of 2004. Higher average selling prices, due primarily to the pass through of higher raw material costs and a three percent increase in sales volume accounted for approximately $17.5 million and $7.3 million, respectively, of the increase. The favorable effect of foreign currency translation also contributed $2.2 million to the quarter-to-quarter change. Net sales were up for the surfactants and specialty products segments and down for the polymer segment.

Gross profit for the third quarter of 2005 increased $6.5 million, or 25 percent, over gross profit for the same quarter of 2004. While all segments contributed to the gross profit improvement, surfactants accounted for most of the increase, reporting a growth in profit of $4.9 million. Higher sales volume, particularly for the Company’s biodiesel product and for foreign operations, and the aforementioned insurance settlement income led to the gross profit improvement. The specialty products segment contributed $1.0 million of the gross profit increase on a higher volume of pharmaceutical product sales.

Operating income for the third quarter of 2005 increased $4.0 million, or 100 percent, over operating income reported for the third quarter of 2004. Operating expenses, which include marketing, administrative and research expenses, increased $2.5 million, or 11 percent, for the same period. Administrative expenses rose $1.3 million due to higher deferred compensation expense, partially offset by lower legal expenses. Marketing and research and development expenses were up $0.8 million and $0.4 million, respectively, from quarter to quarter. Higher salary, pension and profit sharing expenses accounted for much of the increase for both expense line items.

Interest expense increased $0.3 million, or 17 percent, from quarter to quarter due to higher average debt levels and to higher short-term interest rates.

The Company reported a $0.1 million third quarter 2005 loss related to its Philippine joint venture compared to third quarter 2004 income of $0.4 million, a $0.5 million unfavorable quarter-to-quarter change. A less profitable mix of sales and lower sales volume at Stepan Philippines contributed to the unfavorable change.

Other, net, which includes foreign exchange gains and losses and investment-related income and expense, was $0.1 million of expense for the third quarter of 2005 versus $11 thousand of income for the third quarter of 2004. The Company recorded foreign exchange losses of $0.5 million for the third quarter of 2005 compared to losses of $0.2 million for the third quarter of 2004. Increased investment-related income partially offset the change in foreign exchange losses.

The effective tax rate was 28.4 percent for the third quarter ended September 30, 2005, compared to 31.6 percent for the third quarter ended September 30, 2004. The decrease in the effective tax rate was due in part to the tax benefit realized on biodiesel tax credits ($0.6 million) that were enacted during the quarter as part of the Energy Tax Incentive Act of 2005. The utilization of net operating loss carryforwards in Germany and credit carryforwards in Mexico, for which valuation allowances had previously been recorded, also contributed. These decreases were partially offset by a lower tax benefit realized on foreign joint venture equity income during the quarter.

Segment Results

(Dollars in thousands)	Surfactants	Polymers	Specialty Products	Segment Results	Corporate	Total
For the three months ended September 30, 2005
Net sales	$208,277	$50,041	$7,399	$265,717	—	$265,717
Operating income	7,331	6,008	2,014	15,353	(7,299)	8,054

For the three months ended September 30, 2004
Net sales	$177,979	$54,657	$6,061	$238,697	—	$238,697
Operating income – as reported	5,157	6,567	1,015	12,739	(8,721)	4,018
Operating income – pro forma	3,529	6,293	1,015	10,837	(6,819)	4,018

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

Surfactants

Surfactants net sales for the third quarter of 2005 increased $30.3 million, or 17 percent, from net sales for the third quarter of 2004. A nine percent increase in sales volume, higher selling prices, due primarily to the pass through of higher raw material costs, and $2.1 million of favorable foreign currency translation all contributed to the year-to-year increase in net sales. Net sales for domestic operations increased $19.9 million, or 17 percent, on sales volume that grew four percent. The domestic sales volume growth resulted from a significant increase in biodiesel sales. The Company produces soybean-based biodiesel for blending with diesel fuel. Production of biodiesel, using existing Company assets, was increased as a result of the current high demand for biodiesel products. This demand was driven by the current high price of crude oil and favorable excise tax credits. This additional volume more than offset the weaker demand experienced by the segment’s laundry and cleaning and personal care product lines. Excluding the favorable effects of currency translation, third quarter 2005 net sales for foreign operations increased $8.2 million, or 13 percent. Sales volume that grew 22 percent and higher selling prices led to the net sales increase. The Company’s European operations accounted for $4.5 million of the net sales increase on sales volume that increased seven percent, largely due to volume growth for the Company’s United Kingdom (UK) subsidiary. The UK subsidiary’s sales volume growth was primarily the result of the closing of a competitor’s UK operations. The Company’s Mexican subsidiary accounted for $2.3 million of the net sales increase on sales volume that increased 23 percent. Increased fabric softener sales were a major contributor to Mexico’s higher net sales dollars and volume. The Company’s Brazilian subsidiary accounted for approximately 71 percent of the foreign operations sales volume growth. The increase reflected new sales resulting from the acquisition of a manufacturing plant in January 2005. The new volume resulted in a $0.7 million increase in net sales for Brazil.

Surfactants operating income for the third quarter of 2005 was up $3.8 million, or 108 percent, from operating income reported in the third quarter of 2004. The quarter’s operating results benefited from $1.6 million of insurance settlement income, net of expenses, related to the fire damage done to the UK plant’s drying equipment in September 2004. The insurance proceeds, which covered replacement cost, exceeded the book value of the damaged equipment and, therefore, resulted in a gain. The gain was recorded as a reduction to cost of sales. The Company elected not to rebuild the drying facility, which was a small part of the plant’s operations. Surfactants gross profit improved $4.9 million, or 31 percent, from quarter to quarter, and operating expenses increased $1.1 million, or nine percent, for the same period. Foreign operations gross profit for the third quarter of 2005 increased $4.3 million, or 106 percent, from gross profit for the same period of 2004. European operations reported a $3.1 million improvement in third quarter 2005 gross profit over third quarter 2004 gross profit. The previously noted insurance settlement income and the higher UK subsidiary sales volume were the major contributors to the gross profit increase. Gross profit for the Company’s Mexican subsidiary increased $1.2 million from quarter to quarter. The 23 percent increase in sales volume drove the higher Mexican subsidiary gross profit. Domestic gross profit for the third quarter of 2005 was up $0.6 million, or five percent, from gross profit for the third quarter of 2004. Biodiesel gross profit was up significantly, more than offsetting lower gross profit in the remainder of the surfactant segment. Selling price increases implemented throughout 2004 and 2005 helped mitigate the effects of rising material costs. However, a six percent increase in manufacturing expenses, due primarily to higher utility and labor costs, somewhat offset the impact of the selling price increases. Because natural gas, crude oil and freight costs continue to rise, the Company has announced selling price increases for the fourth quarter 2005.

Third quarter 2005 operating expenses increased $1.1 million, or nine percent, over third quarter 2004 operating expenses. Domestic and foreign operations contributed $0.6 million and $0.5 million, respectively, to the increase. For domestic operations, research and development expenses were up $0.4 million and marketing expenses increased $0.2 million. Higher salary and fringe benefit expenses accounted for most of the increases for both research and marketing. Normal pay increases coupled with personnel additions caused the salary expense increases, and higher pension and profit sharing expenses led to the increase in fringe benefit expenses. Lower bad debt expense partially offset the salary and fringe benefit expense increase in marketing. Approximately $0.2 million of the increase in operating expenses for foreign operations resulted from the effects of foreign currency translation. The Company’s Brazilian subsidiary accounted for $0.3 million of the operating expense increase due to additional administrative and marketing costs needed to support the new business generated by the acquisition of a plant facility in January 2005.

Polymers

Polymers net sales for the third quarter of 2005 declined $4.6 million, or eight percent, from net sales for the third quarter of 2004. A 22 percent drop in sales volume, due largely to polyurethane polyols, led to the decline. Higher polymer selling prices, due largely to the pass through of higher raw material costs, partially offset the effect of the lower sales volume. Within the polymers segment, net sales for polyurethane polyols declined $6.4 million, or 20 percent, on sales volume that fell 36 percent. Higher selling prices, due to the pass through of raw material cost increases, partially offset the effect of the lower sales volume. Domestic operations accounted for most of the lower sales volume due to reduced demand from the manufacturers of roofing insulation board. End-users are delaying roof repairs in response to the high cost of materials. European sales volume was also down slightly due in part to the loss of some business resulting from selling price increases aimed at recovering raw material cost increases. Phthalic anhydride (PA) net sales were up $1.1 million, or seven percent, despite a two percent decline in sales volume. Higher selling prices, due to passing on raw material cost increases to customers and to manufacturing fee increases, led to the increase in net sales. Net sales for polyurethane systems increased $0.7 million, or 11 percent, due to higher average selling prices that more than offset the effect of a nine percent sales volume decline.

Polymers operating income for the third quarter of 2005 declined $0.3 million, or five percent, from operating income for the third quarter of 2004. Despite the 22 percent drop in sales volume, gross profit increased $0.1 million, or one percent, for the same period. Within the segment, third quarter 2005 gross profit for PA increased $0.8 million, or 50 percent, over third quarter 2004 gross profit. Higher selling prices led to the increase. Polyurethane polyols gross profit declined $0.6 million, or 10 percent, from quarter to quarter. The 36 percent decline in sales volume accounted for the drop in gross profit. However, the previously noted selling price increases helped mitigate the effect of the sales volume decline. This was particularly true for European operations, which reported an increase in gross profit despite a two percent decline in sales volume. The China joint venture that commenced operations in 2005 was slightly profitable on slower than anticipated sales volume growth. Polyurethane systems third quarter 2005 gross profit declined $0.1 million, or nine percent, compared to third quarter 2004 gross profit. The nine percent decline in sales volume led to the decrease in gross profit.

Operating expenses were up $0.4 million, or 13 percent, from quarter to quarter. Higher domestic and European marketing expenses accounted for about half of the increase. Salary and fringe benefit expenses were the major contributors to the marketing expense increases in both locations. Operating expenses also included $0.1 million of expense related to the Company’s Chinese operations. No such expenses were reported in the third quarter of 2004.

Specialty Products

Net sales for the third quarter of 2005 were up $1.3 million, or 22 percent, over net sales reported for the third quarter of 2004. Operating income increased $1.0 million, or 98 percent, for the same period. The increases in net sales and operating income reflected higher sales volume for pharmaceutical and flavoring product lines, somewhat offset by lower volumes for the food ingredient product line. A surge in flavoring sales volume during the current quarter followed unusually low volume in the first half of 2005, bringing year-to-date sales in line with the customer’s contractual commitment. Operating expenses were unchanged from quarter to quarter.

Corporate Expenses

Corporate expenses, which primarily include corporate administrative (including legal and environmental expenses) expenses that are not allocated to the reportable segments, increased $0.5 million, or seven percent, to $7.3 million in the third quarter of 2005 from $6.8 million in the third quarter of 2004. Higher deferred compensation expense ($2.5 million), partially offset by lower legal expenses ($0.7 million), system implementation expenses ($0.5 million), consulting expenses ($0.3 million) and various other expenses, accounted for the increase in corporate expenses. The change in deferred compensation reflected $1.7 million of expense in the third quarter of 2005 compared to $0.8 million of income for the same period of 2004. Expense was generated in the third quarter of 2005 as the price of the Company’s common stock, to which a significant portion of the deferred compensation plan obligations are tied, increased to $25.06 per share at September 30, 2005, from $22.10 per share at June 30, 2005. The share price declined to $23.79 from $26.15 for the same period of 2004, which resulted in compensation income. Increases in the values of the mutual fund investments to which the deferred compensation liability is also tied contributed to the current quarter’s expense. A reduction in legal activity led to the decline in legal expenses. The drop in system implementation expenses reflected the completion of the Company’s ERP system implementation project in 2004. Prior year third quarter consulting fees included $0.3 million of start-up costs related to the formation of the Chinese joint venture.

Nine Months Ended September 30, 2005 and 2004

Summary

Net income for the first nine months of 2005 increased 40 percent, to $13.6 million, or $1.40 per diluted share, compared to $9.7 million, or $1.00 per diluted share, for the first nine months of 2004. Operating income improved $6.3 million, or 33 percent. The polymers segment accounted for the year-to-year operating income growth. The polymers improvement was partially offset by declines in operating income for the surfactants and specialty products segments. Operating expenses increased $4.6 million, or seven percent, due to increases in research and marketing expenses, partially offset by reduced administrative expenses. Below is a summary discussion of the major factors leading to the year-to-year changes in net sales, profits and expenses. A detailed discussion of segment operating performance for the first nine months of 2005 follows the summary.

Consolidated net sales for the first nine months of 2005 increased $111.9 million, or 16 percent, over net sales for the first nine months of 2004. Increases in selling prices, due primarily to the pass through of higher raw material costs, a five percent increase in sales volume and the favorable effects of foreign currency translations, accounted for approximately $65.9 million, $35.8 million and $10.2 million, respectively, of the net sales increase. The surfactants segment reported net sales and sales volume improvements, while the polymers segment reported higher net sales on reduced sales volume. The specialty products segment posted net sales and sales volume declines.

Gross profit for the first nine months of 2005 was up $10.9 million, or 13 percent, over gross profit for the first nine months of 2004. Polymers and surfactants gross profits were up $8.9 million and $2.8 million, respectively, between years, and specialty products gross profit was down $0.7 million. Selling price increases implemented to mitigate the negative effects of rising material costs that eroded the prior year’s profit margin drove the polymers profit improvement. The increase in surfactants gross profit resulted from higher sales volume and $2.5 million in insurance proceeds, net of expenses, related to the September 2004 fire at the Company’s UK subsidiary. Higher manufacturing expenses and increasing raw material costs, tempered the gross profit improvement. Lower sales of food ingredient products led to the drop in specialty products gross profit.

Operating income for the first nine months of 2005 increased $6.3 million, or 33 percent, over operating income reported in the first nine months of 2004. Operating expenses increased $4.6 million, or seven percent, for the same period. Research and development expenses were up $2.8 million, or 14 percent, from year to year due to higher salaried payroll and outside contracting services. Marketing expenses were $2.7 million, or 13 percent, higher in the first nine months of 2005 than they were for the same period of 2004, due primarily to higher salaried payroll expenses. For both the research and marketing categories, salaried payroll expenses increased largely due to higher healthcare, pension and bonus costs, normal pay increases and additional personnel. Administrative expenses were down $0.9 million, or three percent, due largely to lower system implementation costs and legal expenses, partially offset by higher deferred compensation expense and higher healthcare, pension and bonus costs.

The Company reported a $0.2 million loss related to its Philippine joint venture for the first nine months of 2005 compared to income of $1.5 million, a $1.7 million unfavorable year-to-year change. A less profitable mix of sales and lower sales volume at Stepan Philippines led to the unfavorable change.

Other, net, which includes foreign exchange gains and losses and investment-related income and expense, was $0.6 million of income for the first nine months of 2005 versus $0.8 million of expense for the same period of 2004, resulting in a favorable $1.4 million year-to-year effect on pretax income. The Company recorded foreign exchange gains of $0.1 million for the first nine months of 2005 compared to foreign exchange losses of $1.1 million for the first nine months of 2004. Increased investment-related income accounted for the remainder of the change.

The effective tax rate was 32.0 percent for the first nine months ended September 30, 2005, compared to 31.9 percent for the first nine months ended September 30, 2004.

Segment Results

(Dollars in thousands)	Surfactants	Polymers	Specialty Products	Segment Results	Corporate	Total
For the nine months ended September 30, 2005
Net sales	$616,486	$171,571	$20,265	$808,322	—	$808,322
Operating income	17,430	21,421	4,585	43,436	(18,032)	25,404

For the nine months ended September 30, 2004
Net sales	$535,395	$140,545	$20,491	$696,431	—	$696,431
Operating income – as reported	23,940	14,781	5,426	44,147	(25,011)	19,136
Operating income – pro forma	19,181	13,967	5,426	38,574	(19,438)	19,136

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

Surfactants

Surfactants net sales for the first nine months of 2005 increased $81.1 million, or 15 percent, over net sales for the first nine months of 2004. An eight percent increase in sales volume, higher selling prices, and $9.4 million of favorable foreign currency translation all contributed to the year-to-year increase in net sales. Net sales for domestic operations increased $55.2 million, or 16 percent, on sales volume that grew five percent. The Company’s biodiesel and laundry and cleaning product lines accounted for the domestic sales volume growth. Biodiesel accounted for about 69 percent of the domestic sales volume improvement and about 23 percent of the domestic net sales increase.

Demand for the Company’s biodiesel product, which is made from soybean oil, remains very strong due to the high cost of crude oil. Excluding the positive effects of foreign currency translation, net sales for foreign operations increased $16.5 million, or eight percent, on a 16 percent increase in sales volume. The sales volume growth was primarily attributable to new sales for the Company’s Brazilian subsidiary and to continued growth in Mexico. The new sales for Stepan Brazil resulted from the manufacturing facility acquired in January 2005. Mexican and Brazilian operations contributed $6.4 million and $1.9 million, respectively, to the increase in net sales for foreign operations. Despite just a one percent increase in sales volume, European operations contributed $7.6 million to the foreign operations net sales improvement. The increase reflected price increases aimed at passing raw material cost increases to customers.

Surfactants operating income for the first nine months of 2005 declined $1.7 million, or 9 percent, from operating income for the first nine months of 2004. A $4.5 million, or 12 percent, increase in operating expenses more than offset a $2.8 million, or five percent, improvement in gross profit, which included $2.5 million of insurance settlement proceeds related to the fire damage done to the UK plant’s drying equipment in September 2004. The insurance proceeds were recorded as reductions to cost of sales. Domestic gross profit for the first nine months of 2005 fell $0.8 million, or two percent, from gross profit reported in the same period of 2004. Higher manufacturing expenses and increasing raw material costs more than offset the effect of higher sales volume. Manufacturing costs were up about eight percent due primarily to higher utility and labor expenses. Foreign operations gross profit increased $3.5 million, or 19 percent, from year-to-year. The Company’s Mexican and Brazilian subsidiaries contributed $2.3 million and $0.6 million, respectively, to the gross profit improvement. The gross profit growth at these two locations reflected the previously noted increases in sales volumes. Gross profit for European operations increased $0.5 million, or five percent, from year to year. Excluding the aforementioned insurance settlement income, gross profit for European operations fell $2.0 million, or 19 percent. The effect of increasing raw material costs more than offset the one percent gain in sales volume. Although selling prices have been raised, excess industry manufacturing capacity and vertically integrated competitors make it difficult for the Company to recover all of the rapidly escalating raw material costs.

Operating expenses for the first nine months of 2005 were $4.5 million, or 12 percent, higher than operating expenses for the same period of 2004. Domestic operating expenses increased $2.9 million from year-to-year. Research and development expenses were up $2.2 million and marketing expenses increased $0.7 million. Higher salary and fringe benefit expenses accounted for about $1.1 million of the research and development increase. Outside services for the development, testing and registration of new technologies (up about $0.4 million from year to year) and various other expenses also contributed to the increase in research and development expenses. Higher salary and fringe benefit expenses accounted for all of the marketing expense increase. For both domestic research and marketing expenses additional personnel coupled with normal pay increases caused the salary expense increases, and higher healthcare, bonus and pension expenses led to the increase in fringe benefit expenses. Foreign operations contributed $1.6 million of the operating expense increase, of which approximately $0.7 million resulted from the effects of foreign currency translation. Stepan Brazil accounted for $0.7 million of the foreign operations operating expense increase due to additional administrative and marketing costs needed to support the new business.

Polymers

Polymers net sales for the first nine months of 2005 grew $31.0 million, or 22 percent, over net sales for the first nine months of 2004. Higher selling prices, due primarily to the pass through of higher raw material costs, and $0.8 million of favorable foreign currency translation more than offset an eight percent drop in sales volume. Within the polymers segment, net sales for polyurethane polyols increased $12.0 million, or 15 percent, on higher selling prices and the previously noted favorable foreign currency translation effect. Sales volume fell 12 percent, which reflected lower domestic and European sales volumes. Demand from the domestic roofing insulation board market slowed considerably, particularly in the third quarter, in response to high material costs, as end-users are delaying roofing repairs. Excluding the favorable effect of foreign currency exchange, the average selling price for the first nine months of 2005 was up about 30 percent over the average selling price for the same period of 2004, reflecting selling price increases implemented in 2004 and in 2005 to reduce the negative impact of rising raw material prices. PA net sales were up $11.5 million, or 27 percent, despite a three percent drop in sales volume. Higher selling prices, due to the pass through of raw material cost increases to customers and to manufacturing fee increases effected in 2004 and in the second quarter of 2005, more than offset the effect of the lower sales volume. Net sales for polyurethane systems increased $7.5 million, or 43 percent, from year to year due to a 12 percent growth in sales volume and higher average selling prices. New business, including a large order completely fulfilled in the second quarter of 2005, as well as increased business for some existing customers, accounted for the sales growth. The partial pass through of rising raw material costs to customers led to the higher average selling prices.

Polymers operating income was $21.4 million for the first nine months of 2005, up $7.5 million, or 53 percent, from operating income for the same period of 2004. Gross profit increased $8.9 million, or 39 percent, between years. All product lines contributed to the year-to-year improvement in profits. Polyurethane polyols gross profit for the first nine months of 2005 increased $5.1 million, or 34 percent, over gross profit for the first nine months of 2004. Domestic and European operations were the major contributors to the gross profit improvement. The previously noted selling price increases, which aided in recovering past margin deterioration accounted for the higher gross profits. Gross profit for polyurethane systems increased $2.3 million, or 82 percent, from year to year. Higher sales volume, particularly the large order noted previously, and increased selling prices caused the gross profit result. PA gross profit for the first nine months of 2005 was up $1.5 million, or 31 percent, over gross profit reported for the same period of 2004. The effect of the aforementioned manufacturing toll fee increases more than compensated for the decline in sales volume.

Operating expenses were up $1.5 million, or 17 percent, from year to year. Domestic operations accounted for approximately $0.9 million of the operating expense increase. Research and development expenses were up $0.5 million, due largely to higher costs necessary to support polymer development projects. Marketing expenses were up $0.4 million. Higher salaried payroll expenses accounted for most of the marketing expense variance. The remainder of the polymer operating expense increase was attributable to European ($0.4 million) and Chinese ($0.2 million) operations. Higher marketing expenses and the effects of foreign currency translation accounted for the increased European operating expenses. There were no operating expenses reported for China in 2004.

Specialty Products

Net sales for the first nine months of 2005 were $0.2 million, or one percent, lower than net sales reported for the first nine months of 2004. Operating income declined $0.8 million, or 16 percent, for the same period. The declines in net sales and operating income resulted from a 12 percent drop in sales volumes for the food ingredient product line. The volume decline reflected loss of market share due to competitive pressures. Third quarter year-to-date gross profit for the pharmaceutical product lines was slightly ahead of gross profit for the same period of last year.

Corporate Expenses

Corporate expenses, which primarily include corporate administrative (including legal and environmental expenses) expenses that are not allocated to the reportable segments, decreased $1.4 million, or seven percent, to $18.0 million for the first nine months of 2005 from $19.4 million for the first nine months of 2004. Lower system implementation expenses ($1.7 million) and legal and environmental expenses ($1.4 million), partially offset by higher deferred compensation expenses ($1.2 million) and fringe benefit expenses ($0.6 million), accounted for the decline. The drop in system implementation expenses reflected the completion of the Company’s ERP system implementation project in 2004. A reduction in legal activity led to the decline in legal and environmental expenses. The increase in deferred compensation expense reflected increases in the investments and the price of Company common stock to which the deferred compensation liability is tied. Bonus, healthcare and pension expenses accounted for the increase in fringe benefit costs.

LIQUIDITY AND CAPITAL RESOURCES

Cash from operating activities provided $13.5 million for the first nine months of 2005, compared to $12.4 million for the same period in 2004. Net income increased by $3.9 million from the same period last year. Working capital increases required $29.2 million of cash during 2005, versus $25.5 million for the same period in 2004. Inventory increases and higher accounts receivable in 2005 were primarily responsible for the increased working capital requirement in 2005. Inventories have increased during 2005, compared to a decrease in 2004, as a result of both higher costs and increased polymer stocks prior to a planned October maintenance shutdown at a U.S. plant. This portion of the inventory increase should decline in the fourth quarter.

Capital expenditures totaled $29.1 million for the first nine months 2005, compared to $23.2 million for the same period in 2004. Capital spending for 2005 is expected to range from $40.0 million to $47.0 million compared to $33.8 million for 2004.

Total debt, excluding capitalized leases, increased by $15.4 million for the first nine months of 2005 from $112.0 million to $127.4 million. As of September 30, 2005, the ratio of long-term debt to long-term debt plus shareholders’ equity was 40.2 percent, compared to 35.8 percent as of December 31, 2004. Increased working capital requirements led to the increases in total debt and the ratio of long-term debt to long-term debt plus shareholders’ equity. Company debt includes $60.0 million of unsecured promissory notes with maturities extending until 2015. These notes are the Company’s primary source of long-term debt financing, and are supplemented by bank credit facilities to meet short and medium term needs.

On September 29, 2005, the Company entered into a Note Purchase Agreement with two U.S. insurance companies in which it will issue and sell to the insurance companies $40 million in long-term senior notes. The proceeds of these notes are scheduled to be received on November 1, 2005, and will be used to pay down U.S. bank debt and for general corporate purposes. These notes will bear interest at a fixed rate of 5.69 percent with interest to be paid semi-annually. Principal amortization is contractually scheduled with equal annual payments beginning November 1, 2012, through final maturity on November 1, 2018. The agreement requires the maintenance of certain financial ratios and covenants that are similar to Stepan’s existing long-term debt. This agreement is also discussed and is a part of the Company’s Form 8-K filed on October 3, 2005.

The Company maintains contractual relationships with its domestic banks that provide for revolving credit of up to $60.0 million, which may be drawn upon as needed for general corporate purposes through May 2, 2007, under a revolving credit agreement. As of September 30, 2005, there were borrowings totaling $39.7 million under this agreement. The Company also meets short-term liquidity requirements through uncommitted domestic bank lines of credit.

The Company’s foreign subsidiaries maintain bank term loans and short-term bank lines of credit in their respective countries to meet working capital requirements as well as to fund capital expenditure programs and acquisitions. As of September 30, 2005, the Company’s European subsidiaries had euro-denominated term loans totaling $20.5 million including current maturities. The European subsidiaries also had short-term debt totaling $3.0 million under short-term bank credit lines as of September 30, 2005, with unborrowed capacity of approximately $9.4 million at that date. The Company’s Mexican subsidiary had $1.4 million of debt outstanding at September 30, 2005. The Company’s Chinese joint venture has entered into credit agreements allowing the joint venture to borrow up to $3.2 million, in local currency, to finance plant construction and working capital. As of September 30, 2005, these loan facilities were fully utilized. Stepan Company has issued a guaranty to the lender for the Company’s proportionate interest (55 percent) in this credit facility.

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

PENSION FUNDING

The Company expects to contribute approximately $2.2 million to its pension plans in 2005. As of September 30, 2005, $2.0 million had been contributed to the pension plans.

OUTLOOK

Management expects improvement over the prior year fourth quarter in surfactant earnings. It is expected that the weakness in polymer volume sold to the roof insulation market will persist into the first quarter of 2006 as end users delay roof repairs due to the current high material prices. Higher crude oil and natural gas prices have led to higher raw material, freight and utility costs for all segments. As a result, the Company will continue to use its best efforts to raise prices to recover these costs. The higher crude oil prices are having a favorable impact on biodiesel economics. The Company’s biodiesel plant is running at 100 percent of capacity and a project to further increase capacity is underway.

ENVIRONMENTAL AND LEGAL MATTERS

The Company is subject to extensive federal, state and local environmental laws and regulations. Although the Company’s environmental policies and practices are designed to ensure compliance with these laws and regulations, future developments and increasingly stringent environmental regulation could require the Company to make additional unforeseen environmental expenditures. The Company will continue to invest in the equipment and facilities necessary to comply with existing and future regulations. During the first nine months of 2005, the Company’s expenditures for capital projects related to the environment were $0.8 million. These projects are capitalized and depreciated over their estimated useful lives, which is typically 10 years. Recurring costs associated with the operation and maintenance of facilities for waste treatment and disposal and managing environmental compliance in ongoing operations at our manufacturing locations were approximately $8.1 million and $8.9 million for the first nine months of 2005 and 2004, respectively. While difficult to project, it is not anticipated that these recurring expenses will increase significantly in the future.

Over the years, the Company has received requests for information related to or has been named by the government as a potentially responsible party at 21 waste disposal sites where cleanup costs have been or may be incurred under CERCLA and similar state statutes. During 2005, no new sites have been brought to the Company’s attention. In addition, damages are being claimed against the Company in general liability actions for alleged personal injury or property damage in the case of some disposal and plant sites. The Company believes that it has made adequate provisions for the costs it may incur with respect to the sites. It is the Company’s accounting policy to record liabilities when environmental assessments and/or remediation efforts are probable and the cost or range of possible costs can be reasonably estimated. When no amount within the range is a better estimate than any other amount, the minimum amount within the range is accrued. Some of the factors on which the Company bases its estimates include information provided by feasibility studies, potentially responsible party negotiations and the development of remediation plans. Because reported liabilities are recorded based on estimates, actual amounts could differ from those estimates. The Company has estimated a range of possible environmental and legal losses from $8.3 million to $40.2 million at September 30, 2005. At September 30, 2005, the Company’s accrued liability for such losses, which represents the Company’s best estimate within the estimated range of possible environmental and legal losses, was $18.5 million compared to $18.9 million at December 31, 2004. During the first nine months of 2005, non-capital cash outlays related to legal and environmental matters approximated $1.5 million compared to $4.1 million for the first nine months of 2004.

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

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 13 to the consolidated financial statements, included in Part I, Item 1, for information on recent accounting pronouncements that affect the Company.

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

Wilmington Site

The Company is currently contractually obligated to contribute to the response costs associated with the Company’s formerly-owned site at 51 Eames Street, Wilmington, Massachusetts. Remediation at this site is being managed by its current owner to whom the Company sold the property in 1980. Under the agreement, once total site remediation costs exceed certain levels, the Company is obligated to contribute up to five percent of future response costs associated with this site with no limitation on the ultimate amount of contributions. To date, the Company has paid the current owner $1.0 million for the Company’s portion of environmental response costs through the third quarter of 2005. At September 30, 2005, the Company has recorded a reserve of $0.6 million for current and future claims associated with this site. However, depending on the ultimate cost of the remediation at this site, the amount for which the Company is liable could differ from the current estimates. In addition, the Company and other prior owners entered into an agreement in April 2004 waiving certain statute of limitations defenses for claims which may be filed by the Town of Wilmington, Massachusetts, in connection with this site. While the Company has denied any liability for any such claims, the Company agreed to this waiver while the parties continue to discuss the resolution of any potential claim which may be filed.

Lightman Drum Site

The Company received a Section 104(e) Request for Information from USEPA dated March 21, 2000, regarding the Lightman Drum Company Site located in Winslow Township, New Jersey. The Company responded to this request on May 18, 2000. In addition, the Company received a Notice of Potential Liability and Request to Perform RI/FS dated June 30, 2000, from USEPA. The Company has decided that it will participate in the performance of the RI/FS. Due to the addition of other PRPs, the Company’s allocation percentage has decreased. However, the interim allocation has not yet been finalized by the Lightman Yard Steering Committee. The Company also paid a second assessment in the amount of $36,995. However, based on the current information known regarding this site, the Company is unable to predict what its liability, if any, will be for this site.

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

Martin Aaron Site

The Company received a Section 104(e) Request for Information from USEPA dated June 2, 2003, regarding the Martin Aaron Site located in Camden, New Jersey. The Company’s response was submitted on August 11, 2003. In addition, the Company and other PRPs received a Notice of Potential Liability and Demand for Reimbursement of Costs Expended at this site dated June 9, 2004. The Company has not yet filed a response. The Company also joined the PRP group. USEPA issued its Proposed Plan for soils and groundwater in July 2005 and issued a ROD in September 2005. The Company continues to investigate this matter and therefore, cannot predict what its liability, if any, will be for this site.

Wells G & H Superfund Site

The Company received a Section 104(e) Request for Information from USEPA dated December 15, 2003, regarding the Wells G & H Superfund Site located in Woburn, Massachusetts. The Company’s response was submitted on March 18, 2004. In addition, the Company received a Supplemental Request for Information dated August 16, 2005. The Company’s response is due on November 21, 2005. The Company continues to investigate this matter and therefore, cannot predict what its liability, if any, will be for this site.

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

None

Item 3 - Defaults Upon Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

None

Item 5 - Other Information

None

Item 6 – Exhibits

(a)	Exhibit 4(u)	–	Copy of Loan Agreement dated September 29, 2005 and filed with the Company’s Form 8-K on October 3, 2005, and incorporated herein by reference.

(b)	Exhibit 31.1	–	Certification of Chairman and Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)

(c)	Exhibit 31.2	–	Certification of Vice President - Finance pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)

(d)	Exhibit 32	–	Certification pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEPAN COMPANY

Date: November 7, 2005

/s/ J. E. Hurlbutt
J. E. Hurlbutt
Vice President - Finance