Form 10-K
period 2005-12-31
STEPAN CO
filed 2006-03-06
CIK 94049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act    Yes  ☐    No  ☒

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):    Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

Aggregate market value at June 30, 2005, of voting stock held by nonaffiliates of the registrant: $124,550,205*

Number of shares outstanding of each of the issuer’s classes of common stock as of February 28, 2006:

Class	Outstanding at February 28, 2006
Common Stock, $1 par value	9,044,731

Documents Incorporated by Reference

Part of Form 10-K	Document Incorporated
Part III, Items 10-14	Proxy Statement dated March 23, 2006

*	Based on reported ownership by all directors, officers and beneficial owners of more than 5% of registrant’s voting stock. However, this determination does not constitute an admission of affiliate status for any of these holders.

STEPAN COMPANY

ANNUAL REPORT ON FORM 10-K

December 31, 2005

PART I

Item 1. Business

Stepan Company, which was incorporated under the laws of the state of Delaware on February 19, 1959, and its subsidiaries (the “Company”) produce specialty and intermediate chemicals, which are sold to other manufacturers and then made into a variety of end products. The Company has three reportable segments: surfactants, polymers and specialty products. Surfactants refer to chemical agents that affect the interaction between two surfaces; they can provide actions such as detergency (i.e., the ability of water to remove soil from another surface), wetting and foaming, dispersing, emulsification (aiding two dissimilar liquids to mix), demulsification, viscosity modifications and biocidal disinfectants. Surfactants are the basic cleaning agent in detergents for washing clothes, dishes, carpets, fine fabrics, floors and walls. Surfactants are also used for the same purpose in shampoos and conditioners, fabric softeners, toothpastes, cosmetics and other personal care products. Commercial and industrial applications include emulsifiers for agricultural products, emulsion polymers such as floor polishes and latex foams and coatings, wetting and foaming agents for wallboard manufacturing, surfactants for enhanced oil recovery and biodiesel. Polymers, which include phthalic anhydride, polyols and polyurethane foam systems, are used in plastics, building materials and refrigeration industries. Polymers are also used in coating, adhesive, sealant and elastomer applications. Specialty products include chemicals used in food, flavoring and pharmaceutical applications.

In February 2004, the Company entered into a joint venture agreement with Sinopec, Jinling Petrochemical Corporation in Nanjing, China, to manufacture the Company’s aromatic polyester polyols for China’s domestic market. In April 2005, construction of a manufacturing facility was completed, and the joint venture commenced commercial operations.

In January 2005, the Company’s Brazilian subsidiary acquired a subsidiary of a multinational cleaning products company, which enabled the Company to begin producing anionic surfactants for Brazil’s growing market.

MARKETING AND COMPETITION

Principal markets for surfactants are manufacturers of detergents, shampoos, lotions, fabric softeners, toothpastes and cosmetics. In addition, surfactants are sold to the producers of emulsifiers, lubricating products and biodiesel fuel. The Company also is a principal provider of polymers used in construction, refrigeration, automotive, boating and other consumer product industries. Specialty products are used primarily by food and pharmaceutical manufacturers.

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

ENERGY SOURCES

Substantially all of the Company’s manufacturing plants operate on electricity and interruptable gas. During peak heating demand periods, gas service to all plants may be temporarily interrupted for varying periods ranging from a few days to several months. The plants operate on fuel oil during these periods of interruption. The Company’s domestic operations and its wholly-owned subsidiaries have not experienced any plant shutdowns or adverse effects upon its business in recent years that were caused by a lack of available energy sources, other than temporary service interruptions brought on by mechanical failure. The Company’s Philippine joint venture has experienced periodic electrical supply interruptions, typically of several hours in duration, which have not had significant effect on its business.

RAW MATERIALS

The most important raw materials used by the Company are of a petroleum or vegetable nature. For 2006, the Company has commitments from suppliers to cover its forecasted requirements and is not substantially dependent upon any one supplier.

RESEARCH AND DEVELOPMENT

The Company maintains an active research and development program to assist in the discovery and commercialization of new knowledge with the intent that such effort will be useful in developing a new product or in bringing about a significant improvement to an existing product or process. Total expenses for research and development during 2005, 2004 and 2003 were $18.3 million, $16.0 million, and $15.2 million, respectively. The balance of expenses reflected on the Consolidated Statements of Income relates to technical services, which include routine product testing, analytical methods development and sales support service.

ENVIRONMENTAL COMPLIANCE

Compliance with applicable federal, state and local regulations regarding the discharge of materials into the environment, or otherwise relating to the protection of the environment, resulted in capital expenditures by the Company of approximately $1.3 million during 2005.

These expenditures represented approximately three percent of the Company’s capital expenditures in 2005. These expenditures, when incurred, are depreciated and charged on a straight-line basis to pre-tax earnings over their estimated useful lives, which is typically 10 years. Compliance with such regulations is not expected to have a material adverse effect on the Company’s earnings and competitive position in the foreseeable future.

EMPLOYMENT

At December 31, 2005 and 2004, the Company employed 1,510 and 1,420 persons, respectively. The Company employed 1,005 persons in the U.S. at December 31, 2005 of which 311 people were employed under collective bargaining agreements. During January of 2006, 37 employees were locked out of the Company’s Fieldsboro plant following a strike precipitated by the Company and the Fieldsboro employees failing to agree upon a new wage and benefits contract.

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

Item 1A. Risk Factors

There are many factors that affect the Company’s business, operating results and financial conditions, many of which are beyond its control. The following is a description of the most significant factors that might cause the actual results of operations in future periods to differ materially from those currently expected or desired.

The Company’s forecasts and other forward-looking statements are based on a variety of assumptions that are subject to significant uncertainties. The Company’s performance may not be consistent with these forecasts and forward-looking statements.

From time to time in press releases and otherwise, the Company publishes forecasts or other forward-looking statements regarding its future results, including estimated revenues, net earnings and other operating and financial metrics.

Any forecast of the Company’s future performance reflects various assumptions. These assumptions are subject to significant uncertainties, and, as a matter of course, any number of them may prove to be incorrect.

The achievement of any forecast depends on numerous risks and other factors, including those described in this Annual Report on Form 10-K, many of which are beyond the Company’s control. As a result, the Company cannot assure you that its performance will meet any management forecasts or that the variation from such forecasts will not be material and adverse. You are cautioned not to base your entire analysis of the Company’s business and prospects upon isolated predictions, but instead are encouraged to utilize the entire mix of publicly available historical and forward-looking information, as well as other available information affecting the Company, the Company’s services, and the Company’s industry when evaluating the Company’s forecasts and other forward-looking statements relating to the Company’s operations and financial performance.

Natural disasters, including earthquakes, fires and floods, could severely damage or interrupt the Company’s systems and operations and result in an adverse effect on the Company’s business, financial condition or results of operations.

Natural disasters such as fire, flood, earthquake, tornado, power loss, break-in or similar event could severely damage or interrupt the Company’s systems and operations and/or result in temporary or permanent loss of manufacturing capability. Some of the Company’s products cannot currently be made, or made in the volume required, at more than one of the Company’s locations. For some of these products, the Company has access to external market supplies, but the Company cannot guarantee that the products will be available to it in the market or at a cost that is competitive with the Company’s cost of manufacturing the product. The Company has in place business interruption insurance coverage, but there can be no assurance that such insurance would be sufficient in the event of a disaster. Any such disaster or similar event could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company faces significant competition and will face more competition in the future.

The worldwide market for the Company’s products is highly competitive. The Company also faces significant competition from numerous national, regional and local companies within some or all of our product categories in each sector it serves. The Company must be able to compete on pricing and product performance to be successful. Some of the Company’s customers have internal manufacturing capabilities that allow them to achieve make-versus-buy economics. Periodically, this may result in the Company gaining or losing business at these customers in volumes that could adversely affect profitability.

To achieve expected profitability levels, the Company must, among other things, maintain the service levels and competitive pricing necessary to retain existing customers and attract new customers.

The volatility of the Company’s raw material and energy costs may adversely affect the Company’s operations.

The principal raw materials used in the Company’s products are petroleum or plant based. The prices of many of these raw materials are cyclical. Natural gas is used in the Company’s manufacturing sites primarily to generate steam for its manufacturing processes. Supply and demand factors, which are beyond the Company’s control, generally affect the price of the Company’s raw materials and natural gas. The Company tries to minimize the effect of price increases through production efficiency, the use of alternative suppliers and, in the case of natural gas, the use of forward contracts.. If the Company is unable to minimize the effects of increased raw material and energy costs, its business, financial condition, results of operations and cash flows may be materially adversely affected.

If the Company is unable to keep and protect its intellectual property rights, the Company’s ability to compete may be negatively impacted.

The Company has intellectual property rights in both its surfactants and polymers segments. Loss of protection of these intellectual property rights could adversely affect the future results of operations and cash flows of the Company.

The Company is subject to risks related to its operations outside the U.S.

The Company has substantial operations outside the U.S. In addition to the risks described in this annual report on Form 10-K that are common to both the Company’s U.S. and non-U.S. operations, the Company face risks related to the Company’s foreign operations such as:

•	foreign currency fluctuations;

•	unstable political, economic, financial and market conditions;

•	import and export license requirements;

•	trade restrictions;

•	increases in tariffs and taxes;

•	high levels of inflation;

•	restrictions on repatriating foreign profits back to the U.S.;

•	greater difficulty collecting accounts receivable and longer payment cycles;

•	less favorable intellectual property laws;

•	unfamiliarity with foreign laws and regulations; and

•	changes in labor conditions and difficulties in staffing and managing international operations.

All of these risks have affected the Company’s business in the past and may have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows in the future.

The Company’s results of operations are reported in U.S. dollars. However, outside the U.S., the Company’s sales and costs are denominated in a variety of currencies including the euro, British pound, Canadian dollar, Mexican peso, Colombian peso, Brazilian real and Chinese RMB. Fluctuations in exchange rates may materially adversely affect the Company’s business, financial condition, results of operations and cash flows.

In all jurisdictions in which the Company operates, the Company is also subject to laws and regulations that govern foreign investment, foreign trade and currency exchange transactions. These laws and regulations may limit the Company’s ability to repatriate cash as dividends or otherwise to the U.S. and may limit the Company’s ability to convert foreign currency cash flows into U.S. dollars. A weakening of the currencies in which the Company generates sales relative to the currencies in which the Company’s costs are denominated may lower the Company’s operating profits and cash flows.

We are subject to a variety of environmental and product registration laws that expose the Company to potential financial liability and increased operating costs.

The Company’s operations are regulated under a number of federal, state, local and foreign environmental, health and safety laws and regulations that govern, among other things, the discharge of hazardous materials into the air, soil and water as well as the use, handling, storage and disposal of these materials. These laws and regulations include the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, and the Comprehensive Environmental Response, Compensation and Liability Act, as well as analogous state, local and foreign laws. Compliance with these environmental laws is a major consideration for the Company because the Company uses hazardous materials in some of the Company’s manufacturing processes. In addition, because the Company is a generator of hazardous wastes, the Company, along with any other person who disposes or arranges for the disposal of the Company’s wastes, may be subject to financial exposure for costs associated with an investigation and any remediation of sites at which the Company has disposed or arranged for the disposal of hazardous wastes if those sites become contaminated, even if the Company fully complied with applicable environmental laws at the time of disposal. Furthermore, process wastewater from the Company’s manufacturing operations is discharged to various types of wastewater management systems. The Company may incur significant costs relating to contamination that may have been, or is currently being, caused by this practice. The Company is also subject to numerous federal, state, local and foreign laws that regulate the manufacture, storage, distribution and labeling of many of the Company’s products, including some of the Company’s disinfecting, sanitizing and antimicrobial products. Some of these laws require the Company to have operating permits for the Company’s production facilities, warehouse facilities and operations and the Company may not have some of these permits or some of the permits the Company have may not be current. Various federal, state, local and foreign laws and regulations also require the Company to register the Company’s products and to comply with specified requirements with respect to those products. In the event of a violation of any of these laws, the Company may be liable for damages and the costs of remedial actions, and may also be subject to fines or criminal proceedings or to revocation, non-renewal or modification of the Company’s operating permits and revocation of the Company’s product registrations. Any such revocation, modification or non-renewal may require the Company to cease or limit manufacture and sale of products at one or more of the Company’s facilities, and may have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows. Any such revocation, non-renewal or modification may also result in an event of default under the indenture for the Company’s notes or under the Company’s credit facilities, which, if not cured or waived, may result in the acceleration of all the Company’s indebtedness.

The potential cost to the Company relating to environmental and product registration matters, including the cost of complying with the foregoing legislation and remediating contamination, is uncertain due to factors such as the unknown magnitude and type of possible contamination and clean-up costs, the complexity and evolving nature of laws and regulations, including those outside of the U.S., and the timing, variable costs and effectiveness of clean-up and compliance methods. Environmental and product registration laws may also become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with any violation, which may also negatively impact the Company’s operating results. Accordingly, the Company may become subject to additional liabilities and increased operating costs in the future under these laws and regulations that may have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

The Company currently expects increased future environmental compliance obligations in its European facilities as a result of European Union Council Directive 96/61/EC of September 24, 1996, concerning Integrated Pollution Prevention and Control, or IPPC. The IPPC directive imposes several requirements related to integrated pollution prevention and control on chemical manufacturing businesses located in European Union member states and requires companies to obtain authorization or permits from applicable governmental authorities before carrying out specified activities at facilities located in these countries. This directive became effective in October 1999 for all new facilities and for existing facilities that undergo a substantial change that may have a significant negative impact on human health or the environment. While all existing facilities must comply with the IPPC directive by 2007, some member states have introduced a transitional schedule, which applies the directive to specified sectors prior to 2007 in a phased manner. The Company’s environmental capital expenditures, costs and operating expenses will be subject to evolving regulatory requirements and will depend on the timing of the effectiveness of requirements in these various jurisdictions. As a result of the IPPC directive, the Company may be subject to an increased regulatory burden, and the Company expects increased future environmental compliance obligations in its European facilities.

The Company’s inability to estimate and maintain appropriate levels of reserves for existing and future contingencies may adversely affect the Company’s business, financial condition or results of operations.

The Company’s reserves for legal proceedings pending and threatened are estimates based on various assumptions. An adverse ruling or external forces such as changes in the rate of inflation, the regulatory environment and other factors may affect the accuracy of these estimates. Given the uncertainties inherent in such estimates, the actual liability could differ significantly from the amounts reserved. If the Company’s actual liability is higher than estimated or any new legal proceeding is initiated, it could have a negative impact on the Company’s earnings per share in any particular quarter or annual period.

We have a material amount of indebtedness and may incur additional indebtedness, or need to refinance existing indebtedness, in the future, which may adversely affect the Company’s operations.

The Company’s domestic debt includes $97.3 million of unsecured promissory notes with maturities extending until 2018. In addition, to provide liquidity, the Company has a $60 million revolving credit facility. As of December 31, 2005, there were no borrowings under the credit facility. The Company borrowed $40,000,000 on November 1, 2005, under which the Company will make annual principal payments beginning 2012 through 2018.

In addition, the Company’s foreign subsidiaries maintain bank term loans and short-term bank lines of credit in their respective countries to meet working capital requirements as well as to fund capital expenditure programs and acquisitions. As of December 31, 2005, the Company’s subsidiaries’ outstanding debt totaled $28.4 million in the aggregate.

The Company may incur additional debt in the future. If the Company was to incur other additional debt in the future, it could have an adverse effect on its business and future operations. For example, it could:

•	require the Company to dedicate a substantial portion of cash flow from operations to pay principal and interest on the Company’s debt, which would reduce funds available to fund future working capital, capital expenditures and other general operating requirements;

•	increase the Company’s vulnerability to general adverse economic and industry conditions or a downturn in the Company’s business; and

•	place the Company at a competitive disadvantage compared to its competitors that have less debt.

The Company’s loan agreements contain provisions, which, among others, require maintenance of certain financial ratios and place limitations on additional debt, investments and payment of dividends. Failure to be in compliance with these loan agreements would require debt restructuring that could be materially adverse to the Company’s financial position, results of operations and cash flows.

Item 1B. Unresolved Staff Comments

None

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

In addition, the Company leases 49,000 square feet of office space in an office complex near its headquarters in Northfield, Illinois. Stepan Canada, Inc., which manufactures surfactants, is located on a 70 acre leased, with an option to purchase, site in Longford Mills, Ontario, Canada. Also, Stepan Canada, Inc. maintains a leased sales office in Mississauga, Canada. Stepan Mexico maintains a leased sales office in Mexico City, Mexico. Stepan China, a majority-owned joint venture that produces polymers, is located on a four acre leased site in Nanjing, China. Stepan China also maintains a leased sales office in Shanghai, China. Under the terms of the purchase contract for its January 2005 acquisition, Stepan Brazil leases a surfactants manufacturing facility on 27 acres of land in Vespasiano, Minas Gerais, Brazil. At the end of the 10-year lease agreement, the assets will be transferred and assigned to Stepan Brazil. Stepan Brazil also leases a small office in an office building in San Paulo, Brazil. The Company’s 50 percent owned joint venture in the Philippines manufactures surfactants on several acres of land under a long term lease with our joint venture partner.

Item 3. Legal Proceedings

There are a variety of legal proceedings pending or threatened against the Company that occur in the normal course of the Company’s business, the majority of which relate to environmental matters. Some of these proceedings may result in fines, penalties, judgments or costs being assessed against the Company at some future time. The Company’s operations are subject to extensive local, state and federal regulations, including the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) and the Superfund amendments of 1986 (“Superfund”). Over the years, the Company has received requests for information relative to or has been named by the government as a potentially responsible party at 22 waste disposal sites where cleanup costs have been or may be incurred under CERCLA and similar state statutes. In addition, damages are being claimed against the Company in general liability actions for alleged personal injury or property damage in the case of some disposal and plant sites. The Company believes that it has made adequate provisions for the costs it may incur with respect to these sites. For most of these sites, the involvement of the Company is expected to be minimal, however, the more significant sites are described below:

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

See the Lightman Drum Site discussion that follows regarding an additional site involving Jerome Lightman for which the Company has been named a PRP.

Lightman Drum Site

The Company received a Section 104(e) Request for Information from USEPA dated March 21, 2000, regarding the Lightman Drum Company Site located in Winslow Township, New Jersey. The Company responded to this request on May 18, 2000. In addition, the Company received a Notice of Potential Liability and Request to Perform RI/FS dated June 30, 2000, from USEPA. The Company has decided that it will participate in the performance of the RI/FS. Due to the addition of other PRPs, the Company’s allocation percentage has decreased. However, the interim allocation has not yet been finalized by the Lightman Yard Steering Committee. The Company also paid a third assessment in the amount of $42,280. However, based on the current information known regarding this site, the Company is unable to predict what its liability, if any, will be for this site.

Wilmington Site

The Company is currently contractually obligated to contribute to the response costs associated with the Company’s formerly-owned site at 51 Eames Street, Wilmington, Massachusetts. Remediation at this site is being managed by its current owner to whom the Company sold the property in 1980. Under the agreement, once total site remediation costs exceed certain levels, the Company is obligated to contribute up to five percent of future response costs associated with this site with no limitation on the ultimate amount of contributions. To date, the Company has paid the current owner $1.1 million for the Company’s portion of environmental response costs through the third quarter of 2005 (the current owner of the site bills the Company one calendar quarter in arrears). At December 31, 2005, the Company has recorded a reserve of $0.7 million for current and future claims associated with this site. However, depending on the ultimate cost of the remediation at this site, the amount for which the Company is liable could differ from the current estimates. In addition, the Company and other prior owners entered into an agreement in April 2004 waiving certain statute of limitations defenses for claims which may be filed by the Town of Wilmington, Massachusetts, in connection with this site. While the Company has denied any liability for any such claims, the Company agreed to this waiver while the parties continue to discuss the resolution of any potential claim, which may be filed. Also, the Company received a Notice of Potential Liability letter from USEPA dated January 12, 2006, regarding this site. The Company’s response was filed on February 6, 2006.

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

Martin Aaron Site

The Company received a Section 104(e) Request for Information from USEPA dated June 2, 2003, regarding the Martin Aaron Site located in Camden, New Jersey. The Company’s response was submitted on August 11, 2003. In addition, the Company and other PRPs received a Notice of Potential Liability and Demand for Reimbursement of Costs Expended at this site dated June 9, 2004. The Company has not yet filed a response. The Company also joined the PRP group and paid an assessment in November 2005 in the amount of $7,139. USEPA issued its Proposed Plan for soils and groundwater in July 2005 and issued a ROD in September 2005. The Company believes that a resolution of its potential liability at this site will not have a material impact on the financial position, results of operations and cash flows of the Company.

Wells G & H Superfund Site

The Company received a Section 104(e) Request for Information from USEPA dated December 15, 2003, regarding the Wells G & H Superfund Site located in Woburn, Massachusetts. The Company’s response was submitted on March 18, 2004. In addition, the Company received a Supplemental Request for Information dated August 16, 2005. The Company’s response was filed in December 2005. The Company continues to investigate this matter and therefore, cannot predict what its liability, if any, will be for this site.

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

Mercury Refining Superfund Site

The Company received a letter from USEPA dated October 26, 2005, regarding the Mercury Refining Superfund Site located in the Towns of Colonie and Guilderland, Albany County, New York. The letter informed the Company that USEPA believes that the Company is a de minimis waste contributor and invited the Company to enter into a de minimis settlement with USEPA by entering into an Administrative Order on Consent (AOC). The Company advised USEPA by letter dated November 14, 2005, that the Company wishes to participate in the de minimis AOC. The Company executed the AOC and will pay the immaterial settlement payment within 30 days of the AOC’s effective date. Based on the fact that the Company believes it is de minimis at this site, the Company believes that a resolution of its liability at this site will not have a material impact on the financial position, results of operations or cash flows of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of stockholders during the fourth quarter of the fiscal year ended December 31, 2005.

Executive Officers of the Registrant

Executive Officers are elected annually by the Board of Directors at the first meeting following the Annual Meeting of Stockholders to serve until the next annual meeting of the Board and until their respective successors are duly elected and qualified.

The Executive Officers of the Company, their ages as of February 28, 2006, and certain other information are as follows:

Name	Age	Title	Year First Elected Officer
F. Quinn Stepan	68	Chairman	1967
F. Quinn Stepan, Jr.	45	President and Chief Executive Officer	1997
John V. Venegoni	47	Vice President and General Manager – Surfactants	1999
Robert J. Wood	48	Vice President and General Manager – Polymers	2001
Anthony J. Zoglio	60	Vice President – Supply Chain	2001
James E. Hurlbutt	52	Vice President – Finance	2002
Frank Pacholec	50	Vice President, Research and Development	2003
Nicholas J. Nedeau	49	Vice President, General Counsel and Secretary	2005
Gregory Servatius	46	Vice President, Human Resources	2006

F. Quinn Stepan is an executive officer of the Company and Chairman of the Company’s Board of Directors. He served the Company as Chairman and Chief Executive Officer from 1984 through 2005.

F. Quinn Stepan, Jr., was elected President and Chief Executive Officer effective January 1, 2006. He served the Company as President and Chief Operating Officer from 1999 through 2005.

John V. Venegoni has served the Company as Vice President and General Manager – Surfactants since February 1999.

Robert J. Wood has served the Company as Vice President and General Manager – Polymers since January 2001.

Anthony J. Zoglio has served the Company as Vice President – Supply Chain since November 2003. From July 2001 until November 2003, he served as Vice President – Manufacturing and Engineering of the Company. From June 1999 until July 2001, he served as Vice President, Plant Operations of the Company.

James E. Hurlbutt has served the Company as Vice President – Finance since February 8, 2005. From February 2002 until February 2005, he served as Vice President and Corporate Controller of the Company. From August 1996 until February 2002, he served as Controller – International and Tax Accounting of the Company.

Frank Pacholec has served the Company as Vice President, Research and Development since April 2003. From November 1983 until April 2003, he was employed with Monsanto and Solutia, where he last served as Director of Research and Development and Product Stewardship for Solutia’s Resins and Additives division in Germany.

Nicholas J. Nedeau was elected Vice President, General Counsel and Secretary effective May 2, 2005. From October 1998 until April 2005, he was employed with UOP where he served as Assistant General Counsel. Previous to UOP, he was a Senior Counsel with Citgo Petroleum Corporation/The Uno-Ven Company, Assistant Regional Counsel with USEPA, in his own practice and as an Associate with Martin, Craig, Chester & Sonnenschein.

Gregory Servatius was elected Vice President, Human Resources effective February 14, 2006. From April 2003 until January 2006, he served as Vice President, Surfactant Sales. From October 2001 until April 2003, he served as Vice President Functional Products. From 1998 to 2001 he was the Managing Director of Stepan’s European operation.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

(a)	The Company’s common stock is listed and traded on both the New York Stock Exchange and the Chicago Stock Exchange. See table below for New York Stock Exchange quarterly market price information.

Quarterly Stock Data
	Stock Price Range
	2005		2004
Quarter	High	Low	High	Low
First	$24.35	$21.61	$26.11	$21.70
Second	$24.00	$20.80	$26.15	$22.00
Third	$26.56	$22.37	$25.55	$22.70
Fourth	$27.48	$23.73	$25.95	$23.72
Year	$27.48	$20.80	$26.15	$21.70

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

Below is a summary by month of share purchases by the Company during the fourth quarter of 2005:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 – October 31	—		—	—	—

November 1 – November 30	62,864	(a)	$26.831	—	—

December 1 – December 31	—		—	—	—

(a)	Reflects shares of the Company’s common stock, owned by employees for more than six months, which were tendered by employees in lieu of cash when exercising stock options.

(b)	On February 28, 2006, there were 1,030 holders of record of common stock of the Company.
(c)	See table below for quarterly dividend information. Also, see Note 5, Debt and Note 8, Stockholders’ Equity of the Consolidated Financial Statements (Item 8 of this Form 10-K), which sets forth the restrictive covenants covering dividends.

Dividends Paid Per Common Share

Quarter	2005		2004
First	19.50	¢	19.25	¢
Second	19.50	¢	19.25	¢
Third	19.50	¢	19.25	¢
Fourth	20.00	¢	19.50	¢

Year	78.50	¢	77.25	¢

Item 6. Selected Financial Data

See the table below for selected financial information.

(In thousands, except per share and employee data)

For the Year	2005	2004	2003	2002	2001
Net Sales	$1,078,377	$935,816	$784,855	$748,539	$711,517
Operating Income	25,468	19,179	9,796	33,930	30,832
Percent of Net Sales	2.4%	2.0%	1.2%	4.5%	4.3%
Income before Income Taxes and Minority Interest	17,646	14,633	5,271	30,268	25,798
Percent of Net Sales	1.6%	1.6%	0.7%	4.0%	3.6%
Provision for Income Taxes	4,170	4,320	360	10,139	9,726
Income Before Cumulative Effect of Change in Accounting Principle	13,529	10,324	4,911	20,129	16,072
Per Diluted Share (a)	1.39	1.05	0.45	2.05	1.65
Net Income	13,159	10,324	4,911	20,129	16,072
Per Diluted Share (a)	1.35	1.05	0.45	2.05	1.65
Percent of Net Sales	1.2%	1.1%	0.6%	2.7%	2.3%
Percent to Stockholders’ Equity (b)	7.9%	6.3%	3.1%	12.9%	10.6%
Percent Return on Invested Capital	5.60%	4.97%	3.32%	6.44%	5.73%
Cash Dividends Paid	7,869	7,731	7,579	7,339	7,056
Per Common Share	0.7850	0.7725	0.7625	0.7375	0.7075
Depreciation and Amortization	38,769	39,169	41,426	40,117	39,972
Capital Expenditures	41,519	33,766	32,872	36,135	34,014
Weighted-average Common Shares Outstanding	9,005	8,970	8,889	8,861	8,837

As of Year End
Working Capital	$96,344	$77,882	$71,521	$80,095	$72,628
Current Ratio	1.6	1.5	1.5	1.8	1.7
Property, Plant and Equipment, net	211,119	208,870	210,665	211,050	211,433
Total Assets	516,159	492,776	464,217	439,667	438,755
Long-term Debt Obligations	108,945	94,018	92,004	104,304	109,588
Stockholders’ Equity	166,834	168,241	162,067	158,829	154,351
Per share (c)	17.19	17.42	16.89	16.64	16.27
Number of Employees	1,510	1,420	1,447	1,529	1,491

(a)	Based on weighted-average number of common shares outstanding during the year.
(b)	Based on average equity.
(c)	Based on common shares and the assumed conversion of the convertible preferred shares outstanding at year end.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Some information contained in the Management’s Discussion and Analysis is forward looking and involves risks and uncertainties. The Company operates in a cyclical industry and the results achieved this year are not necessarily an indication of future prospects for the Company. Actual results in future years may differ materially. Potential risks and uncertainties include, among others, fluctuations in the volume and timing of product orders, changes in demand for the Company’s products, changes in technology, continued competitive pressures in the marketplace, outcomes of environmental contingencies, availability of raw materials, the ability to pass on raw material price increases, foreign currency fluctuations and general economic conditions.

Overview

The Company produces and sells intermediate chemicals that are used in a wide variety of applications worldwide. The overall business comprises three reportable segments:

•	Surfactants – Surfactants, which accounted for 76 percent of total 2005 net sales, are principal ingredients in consumer and industrial cleaning products such as detergents for washing clothes, dishes, carpets, floors and walls, as well as shampoos, lotions, fabric softeners, toothpastes and cosmetics. Other applications include germicidal quaternary compounds, lubricating ingredients, emulsifiers for spreading agricultural products, biodiesel and plastics and composites. Surfactants are manufactured at six North American sites (five in the United States (U.S.) and one in Canada), three European sites and three Latin American sites, including a site in Brazil resulting from the January 2005 purchase of a subsidiary of a multinational cleaning products company.

•	Polymers – Polymers, which accounted for 21 percent of total 2005 net sales, include three primary product lines: phthalic anhydride (PA), polyurethane polyols and polyurethane systems. PA is used in polyester alkyd resins and plasticizers for applications in construction materials and components of automotive, boating and other consumer products. Polyurethane polyols are used in the manufacture of laminate insulation board for the construction industry and are also sold to the appliance, coatings, adhesives, sealants and elastomers markets. Polyurethane systems provide thermal insulation and are sold to the construction, industrial and appliance markets. In the U.S., polymer product lines are manufactured at one site. Since 2003, the Company also manufactures polyurethane polyols at its German facility. In 2004, the Company entered into a joint venture agreement with Sinopec, Jinling Petrochemical Corporation in Nanjing, China. The joint venture was formed to manufacture the Company’s aromatic polyester polyols for China’s domestic market. In April 2005, construction of a manufacturing facility in Nanjing was completed and the joint venture commenced commercial operations.

•	Specialty Products - Specialty products, which accounted for three percent of total 2005 net sales, include flavors, emulsifiers and solubilizers used in the food and pharmaceutical industries. Specialty products are manufactured primarily at one U.S. site.

Because of the diverse markets it serves, the Company has numerous competitors. The Company generally competes on price, product performance and the ability to meet specific needs of customers. In some instances, particularly in the surfactants segment, the Company competes with internal manufacturing capabilities of its customers. This situation can lead to large period-to-period sales volume swings when such customers decide to manufacture in-house product that the Company once supplied. In addition, the Company’s manufacturing costs are relatively fixed in nature. As a result, gross profit (defined as net sales less cost of sales) is susceptible to disproportionate declines when volume decreases.

A number of the Company’s key raw materials and energy sources are commodities, principally petroleum-based and plant-based materials and natural gas (used to power the Company’s manufacturing facilities), whose prices fluctuate due to weather, general economic demand and other unpredictable factors. From 2003 through 2005, raw material costs escalated due to instability in the Middle East and to tight supplies resulting from greater material consumption by China and other parts of Asia. This trend is likely to continue in the near future, although the increases are not expected to be as steep as they have been in the recent past. In addition to economic factors, the 2005 hurricanes in the Gulf Coast region also drove the costs for natural gas and gasoline higher, which led to higher manufacturing and freight expenses in the second half of 2005. Although impossible to predict, the Company believes the effects of the hurricanes on the costs of natural gas and gasoline will continue into the first quarter of 2006. Increased raw material costs are passed on to customers as quickly as the marketplace allows; however, certain customers have arrangements with the Company that allow for price changes only on a quarterly basis, and competitive pressures sometimes prevent cost increases from being passed on to customers, particularly in periods when there is excess industry capacity. Accordingly, some product lines or market segments may take time to recover raw material cost increases. This was true in European markets during 2004 and 2005. The Company effected numerous selling price increases throughout 2004 and 2005, which have aided in stemming further profit margin erosion. However, the current profit margin relative to net sales continues to lag behind historical levels, and the Company anticipates further utility expense increases.

The rise in crude oil and gasoline prices has had a favorable effect on the Company’s biodiesel business. The Company produces soybean-based biodiesel for blending with diesel fuel. The demand for biodiesel fuel has increased steeply as a result of the high price of crude oil, the availability of government excise tax credits and growing interest in renewable energy sources and reduced dependence of foreign oil. Sales volume of the Company’s biodiesel product climbed 278 percent between 2004 and 2005, making this a more significant contributor to Company profits in 2005. In 2005, biodiesel accounted for six percent of domestic surfactants sales volume compared to two percent in 2004. The Company is in the process of expanding its capacity to produce biodiesel to take further advantage of this growing market.

The Company’s operating expenses, administrative expenses in particular, are subject to period-to-period fluctuations due principally to the accounting for the Company’s deferred compensation plans and to obligations associated with environmental remediation and related legal liabilities. The Company operates in a setting of extensive local, state and federal regulations concerning the environment. The Company has been named as a PRP to perform environmental remediation at the Company’s expense, at a number of geographic sites. The Company believes it has adequate reserves for all known environmental sites, but an adverse determination could result in a significant negative effect on the Company’s financial position, results of operations and cash flows. Expenses related to legal and environmental matters declined $2.8 million from 2004 to 2005. The Company’s deferred compensation plans expense increased $1.4 million. For further discussions of these matters, see the ‘Environmental and Legal Matters’ and ‘Critical Accounting Policies’ sections of this Management Discussion and Analysis.

Looking forward, 2006 will again be a challenging year. Raw material and energy costs are expected to remain volatile. The adoption of Statement of Financial Accounting Standards No. 123(R), “Share-based Payment,” will also result in the recognition of additional expense (see Recent Accounting Pronouncements in Note 1 to the Consolidated Financial Statements for a summary of the new requirement). Despite these hurdles, the Company expects further full year earnings improvement in 2006. Polymers sales volume is projected to improve as 2006 progresses. The contribution from biodiesel should continue to grow as the capacity expansion is scheduled to be completed during the first quarter of 2006. The Company is also undertaking cost containment initiatives, particularly with respect to employee benefit expenses, to aid in driving a higher return from its operations.

Results of Operations

2005 Compared with 2004

Summary

Net income for 2005 increased 27 percent to $13.2 million, or $1.35 per diluted share, compared to $10.3 million, or $1.05 per diluted share, for 2004. Net income for 2005 before the cumulative effect of a change in accounting principle was $13.5 million, or $1.39 per diluted share. Operating income increased $6.3 million, or 33 percent, due primarily to improved profitability for the polymers and surfactants segments. Operating income benefited from higher selling prices, higher surfactants sales volumes, particularly for the Company’s foreign entities and domestic biodiesel product, and $2.3 million of insurance settlement income, net of expenses, related to the 2004 fire at the United Kingdom manufacturing site. The foregoing benefits overcame utility expenses that increased $7.4 million, or 33 percent, and operating expenses that rose $5.6 million, or six percent. Increased research and marketing expenses, partially offset by reduced administrative expenses, accounted for the higher 2005 operating expenses. Despite the $6.3 million operating income improvement, pretax income grew just $3.0 million due primarily to a decline in the results of the Company’s Philippines joint venture. A $0.4 million after tax charge related to a change in accounting principle, necessitated by the adoption of a new accounting rule for conditional asset retirement obligations, also negatively affected 2005 net income. Below is a summary discussion of the major factors leading to the year-to-year changes in net sales, profits and expenses. A detailed discussion of segment operating performance for 2005 follows the summary.

In 2005, consolidated net sales exceeded the billion-dollar level for the first time in Company history. Net sales were $1.1 billion in 2005, a $142.5 million, or 15 percent, increase over net sales for 2004. Increases in selling prices, due primarily to the pass through of higher raw material costs, a seven percent increase in sales volume and the favorable effects of foreign currency translations, accounted for approximately $72.4 million, $61.5 million and $8.6 million, respectively, of the net sales increase.

Gross profit for 2005 was up $11.9 million, or 11 percent, over gross profit for 2004. On a consolidated basis, gross profit as a percent of net sales declined to 11 percent in 2005 from 12 percent in 2004, due primarily to cost increases outpacing selling price increases. Polymers and surfactants gross profits were up $7.1 million and $6.9 million, respectively, between years, and specialty products gross profit was down $1.3 million. Selling price increases implemented to mitigate the negative effects of rising material costs that eroded the prior year’s profit margin drove the polymers profit improvement. The increase in surfactants gross profit resulted from higher sales volume, particularly for the Company’s foreign entities and domestic biodiesel product, and $2.3 million in insurance proceeds, net of expenses, related to the September 2004 fire at the Company’s UK subsidiary. Higher utility and labor expenses tempered the gross profit improvement. Lower sales volume, especially for the food ingredients product line, led to the drop in specialty products gross profit.

Operating income for 2005 increased $6.3 million, or 33 percent, over operating income reported in 2004. Operating expenses increased $5.6 million, or six percent, from year to year. Research and development expenses were up $3.6 million, or 14 percent, between years due to higher salaried payroll and outside contracting services. Marketing expenses were $2.9 million, or 10 percent, higher in 2005 than in 2004, due primarily to higher salaried payroll expenses. For both the research and marketing categories, salaried payroll expenses increased largely due to higher healthcare, pension, bonus and profit sharing costs, normal pay increases and, to a lesser extent, additional personnel. Administrative expenses were down $0.9 million, or two percent, due largely to lower enterprise resource planning system implementation costs ($1.9 million) and legal expenses ($1.6 million), partially offset by higher deferred compensation expense ($1.4 million) and higher domestic healthcare, pension and bonus costs ($1.1 million in total).

Interest expense increased $0.6 million due primarily to a higher average level of debt and rising short term interest rates.

The Company reported a $0.7 million loss related to its Philippines joint venture in 2005 compared to income of $2.3 million in 2004, a $3.0 million unfavorable year-to-year change. An unfavorable change in product mix coupled with lower sales volume at Stepan Philippines led to the loss. A loss of sales of higher margin products was only partially replaced with sales of lower margin products. The Company expects some improvement in Stepan Philippines’ 2006 financial performance, as the joint venture aggressively pursues new business. The joint venture is currently adding a plant to produce fabric softeners for the Asian market, but significant contribution from the new facility isn’t likely until 2007.

Other, net, which includes foreign exchange gains and losses and investment-related income and expense, was $0.7 million of income for 2005 compared to $0.4 million of income for 2004, an increase of $0.3 million. The Company recorded foreign exchange gains of $0.1 million for 2005 compared to foreign exchange losses of $0.2 million for 2004.

The effective tax rate was 23.6 percent in 2005 compared to 29.5 percent in 2004. The decrease in the effective tax rate was primarily due to biodiesel tax credits that were enacted as part of the American Jobs Creation Act of 2004 and the Energy Tax Incentives Act of 2005. The decrease was also due to the utilization of net operating loss carryforwards in Germany and credit carryforwards in Mexico for which valuation allowances had previously been recorded. This decrease was partially offset by a lower tax benefit realized on foreign joint venture equity income during the current year. The year-to-year decline in the effective tax rate was somewhat mitigated by the non-recurring 2004 tax benefit realized on a $2.8 million charitable contribution of intellectual property. See Note 7 to the consolidated financial statements for a reconciliation between the effective and statutory U.S. federal income tax rates.

In 2005, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 47 (FIN No. 47), Accounting for Conditional Asset Retirement Obligations, which led to a $0.4 million after tax charge against income. Under the guidance of FIN No. 47, the Company was required to record a liability for the eventual, future disposal of asbestos at the Company’s various locations, a liability previously unrecorded as the timing and method of the settlement of the obligation were considered conditional on future events. The Company has no plans to shut down any of its facilities. In accordance with FIN No. 47, the charge for the cumulative effect of initially applying the interpretation was recorded as a change in accounting principle in the Consolidated Statements of Income. The effect on 2005 operating income was insignificant.

Segment Results

(Dollars in thousands)	Surfactants	Polymers	Specialty Products	Segment Results	Corporate	Total
For the year ended December 31, 2005
Net sales	$823,603	$228,457	$26,317	$1,078,377	—	$1,078,377
Operating income	20,084	26,652	5,257	51,993	(26,525)	25,468

For the year ended December 31, 2004
Net sales	$709,487	$199,235	$27,094	$935,816	—	$935,816
Operating income – as reported	24,871	22,549	6,618	54,038	(34,859)	19,179
Operating income – pro forma	18,628	21,462	6,618	46,708	(27,529)	19,179

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

Surfactants

Surfactants net sales for 2005 increased $114.1 million, or 16 percent, over net sales for 2004. A 10 percent increase in sales volume, higher selling prices, and $8.2 million of favorable foreign currency translation all contributed to the year-to-year increase in net sales. Net sales for domestic operations increased $79.6 million, or 18 percent, on sales volume that grew six percent. The Company’s biodiesel product line accounted for about 77 percent of the domestic sales volume improvement and about 28 percent of the domestic net sales increase. Demand for the Company’s biodiesel product, which is made from soybean oil, was very strong due to the high cost of crude oil. Biodiesel accounted for five percent and six percent of domestic surfactants net sales and sales volume, respectively, in 2005, compared to one percent and two percent, respectively, in 2004. The Company’s laundry and cleaning and general surfactants product lines also contributed to the domestic net sales and sales volume increases. Excluding the positive effects of foreign currency translation, net sales for foreign operations increased $26.3 million, or 10 percent, on a 20 percent increase in sales volume. European operations contributed $12.4 million to the foreign operations net sales improvement. The increase reflected price increases aimed at passing raw material cost increases to customers and a three percent growth in sales volume. The United Kingdom subsidiary accounted for most of the sales volume increase as it benefited from the mid-year plant closure by a major competitor. The Company’s Mexican operations posted an $8.7 million improvement in net sales, due primarily to a 24 percent increase in sales volume. Fabric softener sales were a large contributor to Mexico’s net sales and sales volume growth. New sales for the Company’s Brazilian subsidiary, attributable to the manufacturing facility acquired in January 2005, accounted for nearly 82 percent of total foreign operations sales volume growth. Brazil contributed $2.9 million to the increase in foreign operations net sales.

Surfactants 2005 operating income was up $1.5 million, or eight percent, over 2004 operating income. Gross profit increased $6.9 million, or 10 percent, while operating expenses increased $5.4 million, or 11 percent. Foreign operations accounted for $5.3 million of the segment’s gross profit improvement. The foreign results included $2.3 million of insurance settlement proceeds, net of expenses, related to the fire damage done to the United Kingdom’s plant drying equipment in September 2004. The insurance proceeds were recorded as reductions to cost of sales. The Company’s Mexican and Brazilian subsidiaries contributed $2.8 million and $1.0 million, respectively, to the gross profit improvement. The gross profit growth at these two locations reflected the previously noted increases in sales volumes. Higher operating expenses completely offset Brazil’s gross profit improvement. Gross profit for European operations increased $1.2 million, or nine percent, from year to year. Excluding the insurance settlement income, gross profit for European operations fell $1.1 million, or nine percent. The European locations struggled during the first half of 2005 to recover the rising cost of raw materials from customers, as excess industry manufacturing capacity and vertically integrated competitors made it difficult for the Company to recover all of the costs. Margin improvement began to occur in the last half of 2005. Domestic gross profit for 2005 increased $1.6 million, or four percent, over 2004 gross profit. Biodiesel gross profit was up significantly, due to strong demand in light of higher crude oil prices, and offset lower gross profit in the remainder of the domestic surfactants segment largely caused by higher natural gas costs.

Operating expenses for 2005 were $5.4 million, or 11 percent, higher than operating expenses for 2004. Domestic and foreign operations operating expenses increased $3.8 million and $1.6 million, respectively, from year to year. For domestic operations, research and development expenses were up $2.9 million and marketing expenses increased $0.9 million. Higher salary and fringe benefit expenses accounted for about $1.6 million of the research and development increase. Outside services for the development, testing and registration of new technologies (up about $0.4 million from year to year) and various other expenses also contributed to the increase in research and development expenses. Higher salary and benefit expenses accounted for all of the marketing expense increase. For both domestic research and marketing expenses higher healthcare, pension, bonus and profit sharing expenses led to the increase in benefits. For foreign operations, approximately $0.6 million of the year-to-year change resulted from the effects of foreign currency translation. Stepan Brazil accounted for $1.0 million of the foreign operations operating expense increase due to additional administrative and marketing costs needed to support the new business.

Polymers

Polymers net sales for 2005 grew $29.2 million, or 15 percent, over net sales for 2004. Higher selling prices, due primarily to the pass through of higher raw material costs, more than offset a nine percent drop in sales volume. Within the polymers segment, net sales for phthalic anhydride were up $12.0 million, or 20 percent, despite a four percent drop in sales volume, which was brought on, in part, by a planned manufacturing maintenance shutdown that ran longer than anticipated due to an electrical fire caused by faulty utility company equipment. Higher selling prices, due to the pass through of raw material cost increases to customers and to manufacturing fee increases implemented in 2004 and in the second quarter of 2005, more than offset the effect of the lower sales volume. Despite a 13 percent decline in sales volume, net sales for polyurethane polyols increased $11.1 million, or 10 percent. Higher selling prices led to the net sales improvement. The average selling price for 2005 was up about 26 percent over the average selling price for 2004, reflecting selling price increases implemented in 2004 and in 2005 to mitigate the negative impact of rising raw material prices. The sales volume decline reflected lower domestic and European sales volumes. Demand from the roofing insulation board market slowed considerably, particularly in the second half of the year, in response to high material costs, as end-users delayed roofing repairs. In addition, some market share was lost in Europe due to high prices and increased competition. Net sales for polyurethane systems increased $6.2 million, or 25 percent, from year to year due to higher average selling prices. Sales volume remained unchanged from year to year. The partial pass through of rising raw material costs to customers coupled with a more favorable product mix accounted for the higher average selling prices. A large special order for use in an aircraft carrier was shipped in the second quarter of the current year and contributed to the favorable product mix.

Polymers operating income was $26.7 million for 2005, up $5.2 million, or 24 percent, from operating income for 2004. Gross profit increased $7.1 million, or 21 percent, between years. The previously noted extended maintenance shutdown led to approximately $1.0 million in higher costs and lost profit. Within the polymer segment, polyurethane polyols 2005 gross profit increased $4.4 million, or 19 percent, over 2004 gross profit. European and domestic operations contributed $4.0 million of the gross profit improvement. The previously noted selling price increases, which aided in recovering past margin deterioration, accounted for the higher gross profit and more than offset the decline in sales volume. Gross profit for polyurethane systems increased $2.3 million, or 65 percent, from year to year. Increased selling prices and the earlier noted favorable product mix led to the gross profit result. Gross profit for phthalic anhydride was up $0.4 million, or six percent, between 2005 and 2004. The effect of the previously noted manufacturing toll fee increases offset the decline in sales volume and the additional expenses arising from the unplanned electrical outage.

Operating expenses were up $1.9 million, or 16 percent, from year to year. Domestic operations accounted for approximately $1.1 million of the operating expense increase. Research and development expenses were up $0.8 million, due largely to higher costs necessary to support polymer development projects. Marketing expenses were up $0.3 million, due largely to higher salary and fringe benefit expenses. The remainder of the polymer operating expense increase was attributable to European ($0.6 million) and Chinese ($0.2 million) operations. Higher marketing expenses accounted for about half of the increased European operating expenses, while higher administrative and research and development expenses accounted for the remainder. There were no operating expenses reported for China in 2004.

Specialty Products

Net sales for 2005 were $0.8 million, or three percent, lower than net sales reported for 2004. Operating income declined $1.4 million, or 21 percent, from year-to-year. Although all product lines posted lower sales volumes, most of the declines in net sales and operating income resulted from a 13 percent drop in sales volumes for the food ingredient product line. Loss of market share due to competitive pressures led to the lower sales volume.

Corporate Expenses

Corporate expenses, which primarily include corporate administrative (including legal and environmental expenses) expenses that are not allocated to the reportable segments, decreased $1.0 million, or four percent, to $26.5 million in 2005 from $27.5 million in 2004. The following table depicts the major items that accounted for the year-to-year corporate expense decline:

(Dollars in millions)	Increase (Decrease)
Legal Expense	$(2.8	)(a)
System Implementation	(1.9	)(b)
Fringe Benefits	1.1	(c)
Legal Settlement	1.2	(d)
Deferred Compensation	1.4	(e)

Total	$(1.0)

(a)	Reflects lower 2005 legal activity and the reduced use of outside counsel due primarily to the 2004 settlement of a patent infringement claim and the settlement with the Department of Justice regarding the Maywood environmental site.
(b)	Reflects the 2004 completion of the Company’s enterprise resource planning system implementation project.
(c)	Due primarily to increased healthcare, pension, bonus and profit sharing expenses.
(d)	Reflects the favorable 2004 settlement of a patent infringement case.
(e)	Primarily due to an increase in the price of the Company’s common stock to which a large part of the deferred compensation liability is tied. The common stock price increased to $26.89 at December 31, 2005, from $24.36 at December 31, 2004. See the ‘Critical Accounting Policies’ section of this Management Discussion and Analysis for a detailed explanation of the Company’s deferred compensation plans.

Results of Operations

2004 Compared with 2003

Summary

Net income for 2004 increased $5.4 million, or 110 percent, to $10.3 million, or $1.05 per diluted share, compared to $4.9 million, or $0.45 per diluted share, for 2003. The weak 2003 net income included $3.5 million, or $0.39 per diluted share, for environmental remediation charges, an asset write down, severance and higher deferred compensation expense. Below is a summary discussion of the major factors leading to the year to year changes in net sales, profits and expenses. A detailed discussion of segment operating performance for 2004 follows the summary.

Consolidated net sales increased $150.9 million, or 19 percent, to $935.8 million for 2004 from $784.9 million for 2003. Approximately $22.2 million of the increase was attributable to the favorable effects of foreign currency translation, due particularly to the strengthening euro, British pound sterling and Canadian dollar against the U.S. dollar. All three segments reported year to year increases in net sales dollars. Surfactants segment net sales were up $89.4 million, or 14 percent, due to higher selling prices, favorable foreign currency translation and increased sales volumes. Net sales for the polymers segment increased $59.5 million, or 43 percent, due primarily to higher selling prices and higher sales volume. The specialty products segment reported a $2.1 million, or eight percent, increase in net sales due to higher sales volumes of food ingredient and pharmaceutical products.

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

Income from the Company’s Philippine joint venture increased $0.2 million between years. Income in the Other, net, caption, which includes foreign exchange gains and losses and investment-related income and expense, fell $1.0 million from year to year. The Other, net result reflected $0.1 million of foreign exchange losses in 2004 compared to $1.7 million of exchange gains in 2003. In addition, results for 2004 included investment-related income of $0.5 million compared to investment-related expense of $0.3 million in 2003.

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

Segment Results

(Dollars in thousands)	Surfactants	Polymers	Specialty Products	Segment Results	Corporate (1)	Total
For the year ended December 31, 2004
Net sales	$709,487	$199,235	$27,094	$935,816	—	$935,816
Operating income	24,871	22,549	6,618	54,038	(34,859)	19,179

For the year ended December 31, 2003
Net sales	$620,096	$139,785	$24,974	$784,855	—	$784,855
Operating income	24,448	17,230	5,664	47,342	(37,546)	9,796

(1)	For 2005, corporate expense allocations to the segments were increased for corporate supply chain costs.

Surfactants

Surfactants net sales for 2004 increased $89.4 million, or 14 percent, over net sales for 2003. Approximately $20.0 million of the increase was attributable to the favorable effects of foreign currency translation, due particularly to the strengthening euro, British pound sterling and Canadian dollar against the U.S. dollar. Excluding the effects of foreign currency translation, surfactants net sales increased $69.4 million or 11 percent. Sales volume was up three percent from year to year. Domestic net sales increased $47.7 million, or 12 percent, on sales volume that increased one percent. Higher selling prices, due primarily to three 2004 price increases to partially pass rising raw material prices to customers, accounted for approximately $45.5 million of the domestic net sales gain. The 2004 first half decline in domestic sales volume that resulted from the 2003 loss of business from two large customers who moved previously outsourced production into internal production facilities was offset by the culmination of small to moderate sales volume gains for numerous Company product lines. The mix of sales has shifted somewhat as the sales volume gained tended to have higher unit selling prices than the sales volume lost. Excluding the effects of foreign currency translation, net sales for foreign operations increased $21.7 million, or 10 percent, on a seven percent volume increase. The Company’s Mexican and European operations accounted for most of the improvement in foreign operations’ net sales, reporting increases of $11.0 million and $9.2 million, respectively. Sales volume for Mexican operations increased 39 percent due to an increase in fabric softener sales volume. Sales volume for European operations increased six percent between years.

Surfactants operating income for 2004 increased $0.4 million, or two percent, over operating income reported for 2003. Excluding the effects of currency translation, surfactants operating income increased $0.2 million from year to year. Domestic operations operating income improved $2.5 million, or 16 percent, between years. A more favorable mix of sales, along with the modest sales volume gain, accounted for about half of the domestic operating income growth. Also factoring into the year over year operating income improvement were $1.4 million in 2003 expenses for impairment losses that did not recur in 2004. The impairment losses were recognized for equipment used in the manufacture of high viscosity paste at the Company’s Millsdale (Joliet), Illinois, plant. This equipment represented a small portion of the plant’s manufacturing capacity. Higher raw material costs, due to short supplies and high crude oil prices, dampened the year’s operating income. Operating income for foreign operations fell $2.1 million from year to year. European operations reported an operating loss of $0.8 million in 2004, a drop of $3.0 million from 2003 operating income of $2.2 million, as higher raw material costs more than offset the effect of higher sales volume. Due to excess industry manufacturing capacity and vertically integrated competitors, attempts to raise selling prices in Europe have not been successful in recovering all of the rapidly escalating raw material cost increases, particularly for the United Kingdom subsidiary. In the fourth quarter of 2004, the Company’s primary United Kingdom competitor announced plans to shut down its surfactant plant. Operating income for the Company’s Mexico subsidiary improved $0.5 million on the strength of the aforementioned sales volume increase.

Polymers

Polymers net sales increased $59.5 million, or 43 percent, from year to year. Higher selling prices, due primarily to partially passing raw material cost increases to customers, a 17 percent increase in sales volume, and $2.2 million of favorable foreign currency translation on European sales all led to the increase in net sales. The higher selling prices accounted for approximately $33.6 million of the year to year net sales improvement.

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

Polymers operating income for 2004 increased $5.3 million, or 31 percent, over operating income for 2003. Gross profit was up $6.2 million, or 22 percent, from year to year. Gross profit for polyurethane polyols increased $3.8 million, or 19 percent, due to the 15 percent increase in sales volume and the benefit of a full year of internal production at the Company’s European polyurethane polyol plant, which commenced operations in July 2003. Prior to July 2003, the Company outsourced most of its production of polyurethane polyols for the European market. Rising diethylene glycol and orthoxylene costs partially offset the effect of increased sales volume, particularly in the first half of 2004. The 2004 selling price increases that were attained in the second, third and fourth quarters minimized the effect of rising raw material costs in the second half of the year. Gross profit for PA increased $2.4 million, or 51 percent, due primarily to higher sales volume. The manufacturing fee increases discussed above also contributed to the increase. Higher raw material costs somewhat tempered the year to year gross profit improvement. Gross profit for polyurethane systems declined $0.1 million, or two percent, despite higher sales volume. A change in sales mix coupled with higher raw material costs offset the effect of greater sales volume.

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

Corporate Expenses

Corporate expenses decreased $2.6 million, or seven percent, to $34.9 million in 2004 from $37.5 million in 2003. Deferred compensation expense was down $1.3 million from year to year to $0.7 million in 2004 from $2.0 million in 2003. A decrease in the Company’s common stock price to $24.36 per share at December 31, 2004, from $25.65 per share at December 31, 2003, led to the decline. Legal and environmental expenses fell $1.1 million between years due primarily to $2.1 million of additional remediation reserve requirements identified in 2003. No such expenses were necessary for 2004. General legal expenses were up $1.0 million from year to year, partially offsetting the effect of the lower remediation expenses. Also contributing to the overall decline in corporate expenses were $0.9 million of non-recurring charges for 2003 separation costs associated with a planned reduction in the U.S. work force. Expenses related to the Company’s ERP system implementation project were approximately $0.8 million higher in 2004 than in 2003, as the Company completed its installation of the ERP system at its France and Germany subsidiaries.

Liquidity and Financial Condition

Net cash provided by operating activities totaled $42.1 million for 2005 compared to $43.9 million for 2004. Net income increased by $2.8 million from year to year. Working capital comprised a $10.3 million use of cash in 2005 compared to a neutral impact for 2004. Accounts receivable increased during 2005, reflecting higher sales. Day sales outstanding improved from 49.3 days in 2004 to 46.5 days in 2005. Accounts payable and inventories both increased for the second consecutive year, resulting from higher raw material costs. Inventory days sales on hand averaged 34.4 in 2005 versus 30.6 in 2004. Also impacting the change in cash from operations was a year-to-year swing of $3.4 million in pension liabilities due to a $4.1 million net increase in those liabilities in 2005 versus a net increase of $0.7 million in the prior year.

Capital spending totaled $41.5 million for 2005 compared to $33.8 million for 2004. For 2006, capital expenditures are projected to increase approximately 15 percent to 20 percent, including spending to expand biodiesel production capacity at the Millsdale (Joliet, Illinois) plant.

Total Company debt increased by $13.7 million during 2005, from $112.0 million to $125.7 million. As of December 31, 2005, the ratio of long-term debt to long-term debt plus shareholders’ equity was 39.5 percent, compared to 35.8 percent one year earlier. Approximately $97.3 million of total Company debt relates to unsecured promissory notes with maturities extending until 2018. These notes are the Company’s primary source of long term debt financing, and are supplemented by bank credit facilities to meet short and medium term needs.

On November 1, 2005, the Company entered into an unsecured, long-term private placement debt agreement with two existing lenders to borrow $40,000,000, with loan proceeds used to pay down U.S. bank debt. The new loan bears interest at 5.69% per annum with equal annual principal payments beginning 2012 through 2018. As a result of this fourth quarter borrowing, year-end cash was higher than usual at December 31, 2005. Cash will decrease to normal levels in early 2006, as it is used to fund seasonal working capital increases and capital expenditures.

The Company maintains contractual relationships with its domestic banks that provide for revolving credit of up to $60.0 million, which may be drawn upon as needed for general corporate purposes through May 2, 2007 under a revolving credit agreement. At December 31, 2005, there were no borrowings under this agreement. The Company plans to renew this agreement during early 2006. The Company also meets short-term liquidity requirements through uncommitted domestic bank lines of credit.

The Company’s foreign subsidiaries maintain bank term loans and short-term bank lines of credit in their respective countries to meet working capital requirements as well as to fund capital expenditure programs and acquisitions. As of December 31, 2005, the Company’s European subsidiaries had euro-denominated term loans totaling $18.8 million including current maturities. The European subsidiaries also had short-term debt totaling $5.2 million under short-term bank credit lines at December 31, 2005, with unborrowed capacity of approximately $10.0 million at that date. The Company’s Mexican subsidiary had $1.3 million of debt outstanding at December 31, 2005. The Company’s China joint venture had debt totaling $3.2 million in local currency as of December 31, 2005, mostly under a 3-year term loan. The Company guarantees its pro rata share (55 percent) of debt of the China joint venture.

The Company’s loan agreements contain provisions, which, among others, require maintenance of certain financial ratios and place limitations on additional debt, investments and payment of dividends. The Company is in compliance with its loan agreements as of December 31, 2005. Due to lower earnings in Europe during 2004, Stepan Europe obtained agreements from its banks to waive certain required financial ratios under its bank term loans as of December 31, 2004.

As of December 31, 2005, the Company had cash totaling $16.6 million. Approximately $13.0 million of this amount was located within the United States.

The Company anticipates that cash from operations and from committed credit facilities will be sufficient to fund anticipated capital expenditures, dividends and other planned financial commitments for the foreseeable future. Any substantial acquisitions would require additional funding.

Contractual Obligations

At December 31, 2005, the Company’s contractual obligations, including estimated payments by period, were as follows:

	Payments Due by Period
(Dollars in thousands)	Total	Less than 1 year	1-3 years	3 – 5 years	More than 5 years
Long Term Debt Obligations	$125,722	$16,777	$23,992	$18,046	$66,907
Interest Payments on Debt Obligations (a)	45,597	7,368	12,167	9,733	16,329
Capital Lease Obligations	2,052	—	512	512	1,028
Operating Lease Obligations	21,439	3,249	5,558	3,585	9,047
Purchase Obligations (b)	41,307	34,966	6,341	—	—
Other (c)	10,182	4,712	1,745	638	3,087

Total	$246,299	$67,072	$50,315	$32,514	$96,398

(a)	Interest payments on debt obligations represent interest on all Company debt at December 31, 2005. The interest payment amounts related to the variable rate component of the Company’s debt assume that interest will be paid at the rates prevailing at December 31, 2005. Future interest rates may change, and therefore, actual interest payments would differ from those disclosed in the above table.
(b)	Purchase obligations consist of raw material, utility and telecommunication service purchases made in the normal course of business.
(c)	The “Other” category is comprised of deferred revenues that represent commitments to deliver products; expected 2006 required contributions to the Company’s funded defined benefit pension plans; estimated payments related to the Company’s unfunded defined benefit supplemental executive and outside directors pension plans; and estimated payments related to the Company’s asset retirement obligations.

The above table does not include $67.8 million of other non-current liabilities recorded on the balance sheet, as summarized in Note 13 to the consolidated financial statements. The non-current liabilities consist of liabilities related to the Company’s funded defined benefit pension plans and deferred compensation plans for which payment periods can not be determined. Non-current liabilities also include environmental and legal liabilities that are primarily contingent in nature (see Note 14 to the consolidated financial statements).

Pension Plans

In 2005, the Company contributed $1.8 million and $0.3 million, respectively, to its funded U.S. and United Kingdom pension plans. The Company expects to contribute approximately $3.0 million and $0.3 million, respectively, to the U.S. and United Kingdom plans in 2006. Payments related to the unfunded non-qualified plans will approximate $0.1 million in 2006, which approximates payments made in 2005.

In February 2006, the Company announced that it was freezing its U.S. salaried defined benefit pension plan effective July 1, 2006, and replacing it with a defined contribution plan. The Company does not expect any full year savings in the near future, as any reduction in defined benefit pension expense is expected to be offset by the new defined contribution expense. The volatility in pension expense should decline. See Note 20 to the consolidated financial statements for further information about the pension plan changes.

Letters of Credit

The Company maintains two standby letters of credit under its workers’ compensation insurance agreements. These letters of credit are renewed annually and amended to the amounts required by the insurance agreements each year. As of December 31, 2005, the Company had $1.7 million in standby letters of credit for these agreements.

Off-Balance Sheet Arrangements

The Securities and Exchange Commission requires disclosure of off-balance sheet arrangements that either have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors. As of December 31, 2005 and 2004, the Company did not have any of the noted off-balance sheet arrangements.

Environmental and Legal Matters

The Company’s operations are subject to extensive local, state and federal regulations. Although the Company’s environmental policies and practices are designed to ensure compliance with these laws and regulations, future developments and increasingly stringent environmental regulation could require the Company to make additional unforeseen environmental expenditures. The Company will continue to invest in the equipment and facilities necessary to comply with existing and future regulations. During 2005, the Company’s expenditures for capital projects related to the environment were $1.3 million. These projects are capitalized and depreciated over their estimated useful lives, which is typically 10 years. Recurring costs associated with the operation and maintenance of facilities for waste treatment and disposal and managing environmental compliance in ongoing operations at our manufacturing locations were approximately $11.1 million for 2005, $12.1 million for 2004 and $11.2 million for 2003. While difficult to project, it is not anticipated that these recurring expenses will increase significantly in the future.

Over the years, the Company has received requests for information related to or has been named by the government as a potentially responsible party at 22 waste disposal sites where cleanup costs have been or may be incurred under CERCLA and similar state statutes. In addition, damages are being claimed against the Company in general liability actions for alleged personal injury or property damage in the case of some disposal and plant sites. The Company believes that it has made adequate provisions for the costs it may incur with respect to the sites. It is the

Company’s accounting policy to record liabilities when environmental assessments and/or remedial efforts are probable and the cost or range of possible costs can be reasonably estimated. When no amount within the range is a better estimate than any other amount, the minimum is accrued. Some of the factors on which the Company bases its estimates include information provided by feasibility studies, potentially responsible party negotiations and the development of remedial action plans. Because reported liabilities are recorded based on estimates, actual amounts could differ from those estimates. After partial remediation payments at certain sites, the Company has estimated a range of possible environmental and legal losses from $8.4 million to $39.2 million at December 31, 2005, compared to $8.8 million to $40.1 million at December 31, 2004. At December 31, 2005 the Company’s accrued liability for such losses, which represents the Company’s best estimate within the estimated range of possible environmental and legal losses, was $18.6 million compared to $18.9 million at December 31, 2004. During 2005, non-capital cash outlays related to legal and environmental matters approximated $2.1 million compared to $5.7 million expended in 2004.

For certain sites, estimates cannot be made of the total costs of compliance or the Company’s share of such costs; accordingly, the Company is unable to predict the effect thereof on future results of operations. In the event of one or more adverse determinations in any annual or interim period, the impact on the Company’s financial position, cash flows or results of operations for those periods could be material. However, based upon the Company’s present belief as to its relative involvement at these sites, other viable entities’ responsibilities for cleanup and the extended period over which any costs would be incurred, the Company believes that these matters will not have a material effect on the Company’s financial position. Certain of these matters are discussed in Item 3, Legal Proceedings, in this report and in other filings of the Company with the Securities and Exchange Commission, which are available upon request from the Company. See also Note 14, Contingencies, in the Notes to Consolidated Financial Statements for a summary of the environmental proceedings related to certain environmental sites.

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

At December 31, 2005, the Company’s deferred compensation liability was $22.1 million, of which approximately 51 percent represents deferred compensation tied to the performance of the Company’s common stock and the remainder is tied to the mutual fund investment choices. A $1.00 increase in the market price of the Company’s common stock will result in approximately $0.4 million of additional compensation expense. Similarly, a $1.00 reduction in the market price of the common stock will reduce compensation expense by a like amount. The expense or income associated with the mutual fund component will fluctuate generally in line with the overall percentage increase or decrease of the U.S. stock markets.

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

Because the Company’s common stock is held as treasury stock, no further adjustments are made to equity as a result of market price movements in the stock.

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

Cost of sales comprises raw material costs, including inbound freight expense to deliver the raw materials, manufacturing plant labor expenses and various manufacturing overhead expenses, which include utility, maintenance, operating supply, amortization and manufacturing asset depreciation expenses. Cost of sales also includes outbound freight expenses, purchasing and receiving costs, quality assurance expenses, inter-plant transfer costs and warehouse expenses.

Marketing expense comprises salary and the related fringe benefit expenses for marketing and sales personnel and operating costs, such as outside agent commissions, automobile rental and travel-related expenses, which support the sales and marketing functions. Bad debt charges and any depreciation expenses related to marketing assets (e.g. computers) are also classified as marketing expense.

Administrative expense comprises salary and the related fringe benefit expenses and operating costs for the Company’s various administrative functions, which include information services, finance, legal, and human resources. Compensation expense related to the Company’s deferred compensation plans and legal and environmental expenses are also classified as administrative expense.

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

The Company and its foreign subsidiaries periodically use short-term forward exchange contracts to limit the exposure of certain foreign currency transactions and balances to fluctuating exchange rates. As of December 31, 2005, the Company had no outstanding forward exchange contracts.

From time to time, the Company extends U.S. dollar denominated loans or extended trade receivables to its foreign subsidiaries. Gains or losses on such transactions are recorded in income. As of December 31, 2005, the Company had trade receivables of $3.8 million due from its Brazilian subsidiary. A hypothetical fluctuation of 10 percent in the exchange rate of the Brazilian real would result in a gain or loss of $0.4 million.

INTEREST RATES

The Company’s debt was composed of fixed-rate and variable-rate borrowings totaling $101.2 million and $24.5 million, respectively, as of December 31, 2005. For 2006, it is projected that interest on variable-rate borrowings will total approximately $2.5 million. A hypothetical 10 percent average change to short-term interest rates would result in a $0.3 million increase or decrease to interest expense for 2006.

The fair value of the Company’s fixed-rate debt, including current maturities, was estimated to be $100.5 million as of December 31, 2005, which was approximately $1.8 million above the carrying value. Market risk was estimated as the potential increase to the fair value that would result from a hypothetical 10 percent decrease in the Company’s weighted average long-term borrowing rates at December 31, 2005, or $3.3 million.

COMMODITY PRICE RISK

Certain raw materials used in the manufacture of the Company’s products are subject to price volatility caused by weather, petroleum prices, general economic demand and other unpredictable factors. Increased raw material costs are passed on to customers as quickly as the marketplace allows; however, certain customers have arrangements that allow for price changes only on a quarterly basis, and competitive pressures sometimes prevent cost increases from being passed on to customers, particularly in periods where there is excess industry capacity. As a result, for some product lines or market segments it may take time to recover raw material price increases. Periodically, firm purchase commitments are entered into which fix the price of a specific commodity that will be delivered at a future time. Forward contracts are sometimes used to aid in managing the Company’s natural gas costs. The Company may contract up to 100 percent of its forecasted annual natural gas requirements. At December 31, 2005, the Company had open forward contracts for the purchase of 0.4 million dekatherms of natural gas in 2006 at a cost of $4.5 million. The current contracts cover expected natural gas usage primarily for the first quarter of 2006. A hypothetical 10 percent fluctuation in the price of natural gas covered by forward contracts would result in the Company’s natural gas cost being $0.4 million to $0.5 million higher or lower than the contractual price in the Company’s results of operations.

Item 8. Financial Statements and Supplementary Data

The following statements and data are included in this item:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Stepan Company

Northfield, Illinois

We have audited the accompanying consolidated balance sheets of Stepan Company and subsidiaries (the “Company”) as of December 31, 2005 and 2004 and the related consolidated statements of income, cash flows and stockholders’ equity for each of the three years in the period ended December 31, 2005. Our audits also included the accompanying financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Stepan Company and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 2, effective December 31, 2005, the Company changed its method of accounting for conditional asset retirement obligations upon adoption of Financial Accounting Standards Board Interpretation No. 47, “Accounting for Conditional Asset Retirements.”

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2006, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP

Chicago, Illinois
February 28, 2006

Stepan Company

Consolidated Statements of Income

For the years ended December 31, 2005, 2004 and 2003

(In thousands, except per share amounts)	2005	2004	2003
Net Sales (Note 1)	$1,078,377	$935,816	$784,855

Cost of Sales	955,515	824,849	681,116

Gross Profit	122,862	110,967	103,739

Operating Expenses:
Marketing	32,467	29,615	29,660
Administrative	35,339	36,204	39,565
Research, development and technical services (Note 1)	29,588	25,969	24,718

	97,394	91,788	93,943

Operating Income	25,468	19,179	9,796

Other Income (Expense):
Interest, net (Note 5)	(7,801)	(7,237)	(8,061)
Income (Loss) from equity in joint venture (Note 1)	(729)	2,320	2,170
Other, net	708	371	1,366

	(7,822)	(4,546)	(4,525)

Income Before Provision for Income Taxes and Minority Interest	17,646	14,633	5,271
Provision for income taxes (Note 7)	4,170	4,320	360
Minority interest (Note 1)	53	11	—

Income Before Cumulative Effect of Change in Accounting Principle	13,529	10,324	4,911

Cumulative effect of change in accounting principle, net of income taxes (Note 2)	(370)	—	—

Net Income	$13,159	$10,324	$4,911

Basic earnings per share of common stock:
Income before cumulative effect of change in accounting principle	$1.41	$1.06	$0.46
Cumulative effect of change in accounting principle	$(0.04)	$—	$—

Net Income Per Common Share	$1.37	$1.06	$0.46

Diluted earnings per share of common stock:
Income before cumulative effect of change in accounting principle	$1.39	$1.05	$0.45
Cumulative effect of change in accounting principle	$(0.04)	$—	$—

Net Income Per Common Share	$1.35	$1.05	$0.45

Shares Used to Compute Net Income Per Common Share (Note 16):
Basic	9,005	8,970	8,889

Diluted	9,725	9,038	9,086

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Stepan Company

Consolidated Balance Sheets

December 31, 2005 and 2004

(Dollars in thousands)	2005	2004
Assets
Current Assets:
Cash and cash equivalents	$16,641	$6,261
Receivables, less allowances of $3,040 in 2005 and $2,980 in 2004	149,922	135,978
Inventories (Note 4)	76,399	76,176
Deferred income taxes (Note 7)	8,239	7,448
Other current assets	8,047	9,621

Total current assets	259,248	235,484

Property, Plant and Equipment:
Land	8,159	8,500
Buildings and improvements	96,154	87,020
Machinery and equipment	685,832	666,221
Construction in progress	16,214	15,722

	806,359	777,463
Less: accumulated depreciation	595,240	568,593

Property, plant and equipment, net	211,119	208,870

Goodwill, net (Note 3)	7,414	7,759
Other intangible assets, net (Note 3)	8,775	10,579
Other non-current assets	29,603	30,084

Total assets	$516,159	$492,776

Liabilities and Stockholders’ Equity
Current Liabilities:
Current maturities of long-term debt (Note 5)	$16,777	$17,973
Accounts payable	102,264	98,322
Accrued liabilities (Note 12)	43,863	41,307

Total current liabilities	162,904	157,602

Deferred income taxes (Note 7)	2,210	7,758

Long-term debt, less current maturities (Note 5)	108,945	94,018

Other non-current liabilities (Note 13)	74,361	64,223

Commitments and Contingencies (Notes 6 and 14)

Minority Interest (Note 1)	905	934

Stockholders’ Equity (Note 8):
5 1/2 percent convertible preferred stock, cumulative, voting, without par value; authorized 2,000,000 shares; issued and outstanding 575,254 shares in 2005 and 581,482 shares in 2004	14,381	14,537
Common stock, $1 par value; authorized 30,000,000 shares; issued 10,142,853 shares in 2005 and 10,032,555 shares in 2004	10,143	10,032
Additional paid-in capital	26,812	24,449
Accumulated other comprehensive loss (Note 1)	(23,867)	(16,539)
Retained earnings (approximately $32,520 unrestricted in 2005 and $31,372 in 2004)	162,663	157,373
Less: Treasury stock, at cost, 1,102,309 shares in 2005 and 1,039,445 shares in 2004	(23,298)	(21,611)

Stockholders’ equity	166,834	168,241

Total liabilities and stockholders’ equity	$516,159	$492,776

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Stepan Company

Consolidated Statements of Cash Flows

For the years ended December 31, 2005, 2004 and 2003

(Dollars in thousands)	2005	2004	2003
Cash Flows From Operating Activities
Net income	$13,159	$10,324	$4,911
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change	370	—	—
Depreciation and amortization	38,769	39,169	41,426
Deferred compensation	2,094	693	1,980
Deferred income taxes	(5,406)	(4,310)	(5,770)
Other non-cash items	(43)	(1,516)	(2,928)
Changes in assets and liabilities:
Receivables, net	(19,145)	(15,949)	(14,104)
Inventories	(1,516)	(4,009)	(2,563)
Other current assets	1,438	(1,019)	(1,407)
Accounts payable and accrued liabilities	8,884	20,677	19,799
Pension liabilities	4,057	698	1,558
Environmental and legal liabilities	(607)	(1,398)	3,121
Deferred revenues	38	503	(455)

Net Cash Provided By Operating Activities	42,092	43,863	45,568

Cash Flows From Investing Activities
Expenditures for property, plant and equipment	(41,519)	(33,766)	(32,872)
Dividend from Philippine joint venture, net of tax withholdings	—	1,700	—
Formation of China joint venture	—	945	—
Other non-current assets	(37)	3,035	(1,318)

Net Cash Used In Investing Activities	(41,556)	(28,086)	(34,190)

Cash Flows From Financing Activities
Revolving debt and notes payable to banks, net	(11,399)	(481)	16,958
Other debt borrowings	43,154	17,680	23
Other debt repayments	(14,230)	(23,908)	(18,998)
Purchases of treasury stock, net	—	(30)	(2,706)
Dividends paid	(7,869)	(7,731)	(7,579)
Stock option exercises	506	685	2,256
Other	(380)	(302)	(26)

Net Cash Provided By (Used In) Financing Activities	9,782	(14,087)	(10,072)

Effect of Exchange Rate Changes on Cash	62	336	(259)

Net Increase in Cash and Cash Equivalents	10,380	2,026	1,047
Cash and Cash Equivalents at Beginning of Year	6,261	4,235	3,188

Cash and Cash Equivalents at End of Year	$16,641	$6,261	$4,235

Supplemental Cash Flow Information
Cash payments of income taxes, net of refunds	$10,639	$8,359	$5,541
Cash payments of interest	$7,670	$7,673	$8,349

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Stepan Company

Consolidated Statements of Stockholders’ Equity

For the years ended December 31, 2005, 2004 and 2003

(Dollars in thousands)	Convertible Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Comprehensive Income
Balance January 1, 2003	$14,566	$9,742	$19,358	$(17,176)	$(25,109)	$157,448	—
Sale of 157,427 shares of common stock under stock option plan	—	157	2,099	—	—	—	—
Purchase of 105,195 shares of common stock, net of sales	—	—	—	(2,706)	—	—	—
Conversion of preferred stock to common stock	(14)	1	13	—	—	—	—
Net income	—	—	—	—	—	4,911	$4,911
Other comprehensive income/(loss):
Foreign currency translation adjustments	—	—	—	—	6,538	—	6,538
Unrealized gain on securities (net of income taxes of $83)	—	—	—	—	1,758	—	1,758
Minimum pension liability adjustment (net of income taxes of $1,598)	—	—	—		(2,747)	—	(2,747)

Comprehensive income	—	—	—	—	—	—	$10,460

Cash dividends paid:
Preferred stock ($1.375 per share)	—	—	—	—	—	(800)	—
Common stock (76.25¢ per share)	—	—	—	—	—	(6,779)	—
Non-qualified stock option income tax benefit	—	—	807	—	—	—	—

Balance, December 31, 2003	14,552	9,900	22,277	(19,882)	(19,560)	154,780	—
Sale of 131,605 shares of common stock under stock option plan	—	131	1,949	—	—	—	—
Purchase of 72,774 shares of common stock, net of sales	—	—	—	(1,729)	—	—	—
Conversion of preferred stock to common stock	(15)	1	14	—	—	—	—
Net income	—	—	—	—	—	10,324	$10,324
Other comprehensive income/(loss):
Foreign currency translation adjustments	—	—	—	—	4,974	—	4,974
Unrealized gain on securities (net of income taxes of $161)	—	—	—	—	242	—	242
Minimum pension liability adjustment (net of income taxes of $1,515)	—	—	—	—	(2,195)	—	(2,195)

Comprehensive income	—	—	—	—	—	—	$13,345

Cash dividends paid:
Preferred stock ($1.375 per share)	—	—	—	—	—	(800)	—
Common stock (77.25¢ per share)	—	—	—	—	—	(6,931)	—
Non-qualified stock option income tax benefit	—	—	209	—	—	—	—

Balance, December 31, 2004	14,537	10,032	24,449	(21,611)	(16,539)	157,373	—
Sale of 103,194 shares of common stock under stock option plan	—	103	1,937	—	—	—	—
Purchase of 62,864 shares of common stock, net of sales	—	—	—	(1,687)	—	—	—
Conversion of preferred stock to common stock	(156)	8	148	—	—	—	—
Net income	—	—	—	—	—	13,159	$13,159
Other comprehensive income/(loss):
Foreign currency translation adjustments	—	—	—	—	(4,024)	—	(4,024)
Unrealized gain on securities (net of income taxes of $38)	—	—	—	—	60	—	60
Minimum pension liability adjustment (net of income taxes of $1,920)	—	—	—	—	(3,364)	—	(3,364)

Comprehensive income	—	—	—	—	—	—	$5,831

Cash dividends paid:
Preferred stock ($1.375 per share)	—	—	—	—	—	(796)	—
Common stock (78.50¢ per share)	—	—	—	—	—	(7,073)	—
Non-qualified stock option income tax benefit	—	—	278	—	—	—	—

Balance, December 31, 2005	$14,381	$10,143	$26,812	$(23,298)	$(23,867)	$162,663	—

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements

Notes to Consolidated Financial Statements

For the years ended December 31, 2005, 2004 and 2003

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all its subsidiaries. The Company consolidates all wholly owned, majority-owned and controlled subsidiaries. The equity method is used to account for investments in which the Company is able to exercise significant but non-controlling influence. See Joint Ventures below. All significant intercompany balances and transactions have been eliminated in consolidation.

Joint Ventures

The Company is a partner in two joint ventures: Nanjing Stepan Jinling Chemical Limited Liability Company (Stepan China) in Nanjing, China, and Stepan Philippines Inc. in Bauan, Batangas, Philippines. Stepan China was formed to manufacture the Company’s aromatic polyester polyols for China’s domestic market. The Company and its partner own 55 percent and 45 percent, respectively, of the joint venture. The Company includes Stepan China’s accounts in its consolidated financial statements, and the joint venture partner’s interests in Stepan China income and net assets are reported in the “Minority Interest” lines of the Consolidated Statements of Income and the Consolidated Balance Sheets, respectively. In 2004, Stepan China’s financial statements were included in the Company’s consolidated financial statements on a three-month lag basis. The reporting lag was reduced to one month in the third quarter of 2005 and was eliminated as of December 31, 2005. The impact of the additional months of activity on the Company’s 2005 quarterly and annual consolidated financial statements was not significant.

Stepan Philippines Inc. owns and operates a manufacturing facility, which produces surfactants that are sold in the Philippines and Southeast Asia. The Company and its partner each hold a 50 percent interest in the joint venture, and the Company’s investment in Stepan Philippines Inc. is accounted for under the equity method and included in the “Other non-current assets” caption on the Consolidated Balance Sheets. The Company’s share of Stepan Philippine Inc.’s net earnings is included in the “Income from Equity in Joint Venture” line of the Consolidated Statements of Income.

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

Inventories

Inventories are valued at cost, which is not in excess of market value, and include material, labor and plant overhead costs. The last-in, first-out (LIFO) method is used to determine the cost of the Company’s domestic inventories. The first-in, first-out (FIFO) method is used for all other inventories. Inventories priced at LIFO as of December 31, 2005 and 2004, amounted to 78 and 77 percent of total inventories, respectively.

Property, Plant and Equipment

Depreciation of physical properties is provided on a straight-line basis over the estimated useful lives of various assets. Lives used for calculating depreciation are generally 30 years for buildings and 15 years for building improvements. For assets classified as machinery and equipment, lives generally used for calculating depreciation expense are from ten to 15 years for manufacturing equipment, from five to ten years for furniture and fixtures, from three to five years for vehicles and from three to ten years for computer equipment and software. Manufacturing of chemicals is capital intensive with over 90 percent of the assets included in machinery and equipment representing manufacturing equipment. Major renewals and betterments are capitalized in the property accounts, while maintenance and repairs ($28,114,000, $24,444,000, and $24,450,000 in 2005, 2004 and 2003, respectively), which do not renew or extend the life of the respective assets, are charged to operations currently. The cost of property retired or sold and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in income.

Included in the computer equipment and software component of machinery and equipment within property, plant and equipment are costs related to the acquisition and development of internal-use software. Capitalized costs include external direct costs of materials and services consumed in obtaining and developing the software. For development projects where major internal resources are committed, payroll and payroll-related costs incurred during the application development phase of the project are also capitalized. The capitalized costs are amortized over the useful lives of the software, which are generally three to ten years. Costs incurred in the preliminary project phase are expensed.

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

Cost of sales comprises raw material costs, including inbound freight expense to deliver the raw materials, manufacturing plant labor expenses and various manufacturing overhead expenses, which include utility, maintenance, operating supply, amortization and manufacturing asset depreciation expenses. Cost of sales also includes outbound freight expenses, purchasing and receiving costs, quality assurance expenses, inter-plant transfer costs and warehouse expenses.

Marketing expense comprises salary and the related fringe benefit expenses for marketing and sales personnel and operating costs, such as outside agent commissions, automobile rental and travel-related expenses, which support the sales and marketing functions. Bad debt charges and any depreciation expenses related to marketing assets (e.g. computers) are also classified as marketing expense.

Administrative expense comprises salary and the related fringe benefit expenses and operating costs for the Company’s various administrative functions, which include information services, finance, legal, and human resources. Compensation expense related to the Company’s deferred compensation plans and legal and environmental remediation expenses are also classified as administrative expense.

Environmental Expenditures

Environmental expenditures that relate to current operations are expensed in cost of sales or capitalized as appropriate. Expenditures that mitigate or prevent environmental contamination and that benefit future operations are capitalized. Capitalized expenditures are depreciated generally utilizing a 10 year life. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable and the cost or range of possible costs can be reasonably estimated. When no amount within the range is a better estimate than any other amount, the minimum is accrued. Some of the factors on which the Company bases its estimates include information provided by feasibility studies, potentially responsible party negotiations and the development of remedial action plans. Because reported liabilities are recorded based on estimates, actual amounts could differ from those estimates. Legal costs related to environmental matters are expensed as incurred. See Note 14.

Goodwill and Other Intangible Assets

Intangible assets include patents, agreements not to compete, trademarks, customer lists and goodwill, all of which were acquired as part of business acquisitions. The Company separately identifies intangible assets other than goodwill and amortizes them in accordance with their useful lives, generally ranging from five to 15 years. Goodwill is not amortized. Goodwill is subject to annual tests for impairment. Goodwill and all other intangible assets are tested for impairment when events indicate that an impairment may have occurred. At December 31, 2005, there was no impairment of goodwill or other intangible assets. For more details see Note 3.

Research and Development Costs

The Company’s research and development costs are expensed as incurred. These expenses are aimed at discovery and commercialization of new knowledge with the intent that such effort will be useful in developing a new product or in bringing about a significant improvement to an existing product or process. Total expenses were $18,292,000, $16,005,000 and $15,208,000 in 2005, 2004 and 2003, respectively. The balance of expenses reflected on the Consolidated Statements of Income relates to technical services, which include routine product testing, quality control and sales support service.

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

Translation of Foreign Currencies

Assets and liabilities of consolidated foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at year end. The resulting translation adjustments are included in stockholders’ equity. Revenues and expenses are translated at average exchange rates prevailing during the year. Gains or losses on foreign currency transactions are reflected in the “Other, net” caption of the Consolidated Statements of Income. The foreign exchange gains and losses recognized by year were $76,000 gain in 2005, $103,000 loss in 2004 and $1,651,000 gain in 2003.

Stock-Based Compensation

Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no stock-based employee compensation cost is reflected in net income, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”, that replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, and requires accounting for equity-based employee compensation transactions at fair value. The Company will record equity-based employee compensation expense applying the fair value recognition provisions of SFAS No. 123(R) beginning January 1, 2006, using a modified prospective application (See Recent Accounting Pronouncements in this Summary of Significant Accounting Policies). The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123(R). Very few stock options were granted in 2005 and the majority of earlier options vested prior to 2005, resulting in the lower fair value expense in 2005.

(In thousands, except per share amounts)	For the Years Ended December 31
	2005	2004	2003
Net income, as reported	$13,159	$10,324	$4,911
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	30	1,517	850

Net income, pro forma	$13,129	$8,807	$4,061

Earnings per share:
Basic - as reported	$1.37	$1.06	$0.46

Basic - pro forma	$1.37	$0.89	$0.37

Diluted - as reported	$1.35	$1.05	$0.45

Diluted - pro forma	$1.35	$0.89	$0.36

The weighted-average fair values of options were $5.01, $5.58 and $5.58 in 2005, 2004 and 2003, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used:

	2005	2004	2003
Expected dividend yield	2.80%	2.80%	2.75%
Expected volatility	23.10%	22.70%	23.00%
Expected life	7.5 years	7.5 years	7.5 years
Risk-free interest rate	4.15%	3.95%	3.97%

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

Comprehensive Income

Comprehensive income includes net income and all other non-owner changes in equity that are not reported in net income. For the years ended December 31, 2005, 2004 and 2003, the Company’s comprehensive income included net income, foreign currency translation gains and losses, unrealized gains and losses on investment securities and minimum pension liability adjustments. Comprehensive income is disclosed in the Consolidated Statements of Stockholders’ Equity.

Accumulated other comprehensive loss as reported in the Consolidated Balance Sheets at December 31, 2005 and 2004, comprised the following:

(Dollars in thousands)	December 31
	2005	2004
Foreign currency translation losses	$(4,839)	$(815)
Unrealized gains on securities (net of income taxes of $282 in 2005 and $244 in 2004)	426	366
Minimum pension liability adjustments (net of income taxes of $12,435 in 2005 and $10,515 in 2004)	(19,454)	(16,090)

Total accumulated other comprehensive loss	$(23,867)	$(16,539)

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

The Company has limited derivative transactions. Company policy prohibits the use of financial instruments for trading or speculative purposes. The Company does, however, enter into forward contracts to minimize exposure related to rising natural gas prices. The Company may contract up to 100 percent of its forecasted natural gas requirements. Because the Company anticipates taking delivery of the gas for use in its manufacturing operations, the forward contracts qualify for the normal purchase exception of SFAS No. 133, as amended. As a result, the contracts are not accounted for as derivative instruments. The cost of the natural gas is charged to expense at the time the gas is delivered and used. To the extent forecasts are adjusted resulting in contracted volume exceeding forecasted volume, which is generally insignificant, the excess contracted volume is accounted for as a derivative instrument and, accordingly, marked to market through earnings at the applicable measurement date. At December 31, 2005, the Company had open forward contracts for the purchase of 0.4 million dekatherms of natural gas in 2006 at a cost of $4,464,000. Due to the decreases in the cost of natural gas at the end of 2005, the fair market value of the gas contracts was about $443,000 lower than the contract value at December 31, 2005. The current contracts cover expected natural gas usage primarily for the first quarter of 2006.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No.123(R), “Share-Based Payment,” which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) is effective for the Company beginning January 1, 2006. The accounting standard applies to new awards and to awards modified, repurchased or cancelled after the effective date, as well as to the unvested portion of awards outstanding as of the effective date. SFAS No. 123(R) requires the fair value of all share-based payment transactions to be recognized in the financial statements. Consequently, the Company is required to recognize compensation expense for the fair value of employee stock options over the applicable vesting period, which is generally two years. Using the intrinsic value method of APB Opinion No. 25, the Company did not recognize compensation expense related to employee stock options, since options are granted at exercise prices equal to the fair market value on the date of grant. The new standard also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. Because the number of unvested options is minimal at January 1, 2006, upon its adoption, SFAS No. 123 (R) will not have a significant effect on the Company’s financial position, results of operations or cash flows. In February 2006, the Company granted to employees 100,000 stock options and 42,500 performance stock awards under its 2000 Stock Option Plan. The stock options have a vesting period of two years, and the performance stock awards vest only upon the Company’s achievement of certain annual profitability objectives by December 31, 2008. The Company will recognize as compensation expense the fair value of these grants over the applicable vesting periods beginning in the first quarter of 2006.

In March 2005, the FASB issued Interpretation No. 47 (FIN No. 47), “Accounting for Conditional Asset Retirement Obligations”, an interpretation of FASB Statement No. 143, Accounting for Asset Retirement Obligations. The interpretation clarifies that the term conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The effective date of this interpretation was no later than the end of the first fiscal year ending after December 15, 2005. See Note 2 for the effect of FIN No. 47 on the Company’s financial statements.

In November 2005, the FASB issued FASB Staff Position (FSP) FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, which is effective for reporting periods beginning after December 15, 2005. This FSP provides guidance for determining when an investment is other-than-temporarily impaired and for determining the amount of the impairment loss. When an investment is determined to be other-than-temporarily impaired the difference between the investment’s fair value and cost must be expensed against income. The Company believes that adoption of this FSP will not have a material effect on its financial position, results of operations or cash flows.

2. Cumulative Effect of Change in Accounting Principle

The Company adopted FIN No. 47, “Accounting for Conditional Asset Retirement Obligations”, effective December 31, 2005. As a result, the Company was required to record a liability for the eventual, future disposal of asbestos at the Company’s various locations. No asset retirement obligation was recorded in the past because the timing and methods of settling the liability were considered conditional on future events. The Company currently has no plans to shut down any of its facilities. The Company’s asset retirement obligation is for the special handling and disposal of asbestos as set forth by the regulations of the various countries in which the Company operates. The asbestos is primarily used to insulate storage and processing tanks, reactors, boilers and infrastructure assets, such as flooring, walls and ceilings. The impact of adopting FIN No. 47 was a non-cash after-tax charge of $370,000 against income for 2005. In accordance with the guidance of FIN No. 47, the charge for the cumulative effect of initially applying the interpretation was reported as a change in accounting principle in the Consolidated Statements of Income. The effect on current year operating income was not material. A $604,000 asset retirement liability and a $234,000 deferred tax asset were recorded at December 31, 2005, on the Company’s Consolidated Balance Sheets. Had FIN No. 47 been adopted at January 1, 2003, the asset retirement liability would not have been materially different at that date or as of December 31, 2003 and 2004. The impact on net income for 2003 and 2004 also would not have been material.

3. Goodwill and Other Intangible Assets

The Company’s net carrying values of goodwill were $7,414,000 and $7,759,000 as of December 31, 2005 and December 31, 2004, respectively. The entire amount of goodwill relates to the surfactants’ reporting unit. The change in net carrying value resulted from the effects of currency translation.

The following table reflects the components of all other intangible assets, which all have finite lives, as of December 31, 2005 and 2004. The changes in the intangible assets’ carrying amounts were entirely due to the effects of currency translation.

(In thousands)	Gross Carrying Amount		Accumulated Amortization
	December 31		December 31
	2005	2004	2005	2004
Other Intangible Assets:
Patents	$2,000	$2,000	$1,000	$867
Trademarks	5,512	5,503	2,916	2,548
Customer lists	4,660	4,780	3,655	3,242
Know-how (a)	8,457	8,480	4,283	3,703
Non-compete agreements	2,381	2,413	2,381	2,237

Total	$23,010	$23,176	$14,235	$12,597

(a)	Know-how includes intellectual property rights covering proprietary information, written formulae, trade secrets or secret processes, inventions and developmental products (whether patentable or not), discoveries, improvements, compositions, manufacturing processes, manuals, specifications and technical data.

Aggregate amortization expense for the years ended December 31, 2005 and 2004, was $1,696,000 and $1,783,000, respectively. Estimated amortization expense for identifiable intangibles assets, other than goodwill, for each of the five succeeding fiscal years is as follows:

(In thousands)
For year ended 12/31/06	$1,506
For year ended 12/31/07	$1,237
For year ended 12/31/08	$1,133
For year ended 12/31/09	$1,113
For year ended 12/31/10	$1,108

4. Inventories

The composition of inventories is as follows:

	December 31
(Dollars in thousands)	2005	2004
Finished products	$48,154	$52,859
Raw materials	28,245	23,317

Total inventories	$76,399	$76,176

If the first-in, first-out (FIFO) inventory valuation method had been used for all inventories, inventory balances would have been approximately $21,259,000 and $14,771,000 higher than reported at December 31, 2005, and December 31, 2004, respectively. Inventory days sales on hand averaged 34.4 days in 2005 versus 30.6 days in 2004.

5. Debt

Debt comprises the following:

		December 31
(Dollars in thousands)	Maturity Dates	2005	2004
Unsecured private placement notes
5.69%	2012-2018	$40,000	$0
6.86%	2009-2015	30,000	30,000
6.59%	2006-2012	19,091	21,818
7.77%	2006-2008	8,182	10,909
7.22%	2005	—	3,000
Unsecured U.S. bank debt	2007	—	14,000
Debt of foreign subsidiaries
Bank term loans, foreign currency	2006-2010	22,315	28,393
Other, foreign currency	2006-2015	6,134	3,871

Total Debt		125,722	111,991
Less current maturities		16,777	17,973

Long-term debt		$108,945	$94,018

The Company had no borrowings under its committed $60,000,000 U.S. revolving credit agreement as of December 31, 2005. During 2005, the Company borrowed under this agreement at varying rates, which averaged 3.96 percent. The agreement requires a commitment fee to be paid on the unused portion of the commitment, which averaged 0.15 percent during the year. The Company plans to renew the U.S. revolving credit agreement, which has a termination date of May 2, 2007, during early 2006. Periodically, the company had other borrowings under notes payable to U.S. banks under which there were no outstanding balances at December 31, 2005 or 2004.

On November 1, 2005, the Company entered into an unsecured, long-term private placement debt agreement with two existing lenders to borrow $40,000,000, with loan proceeds used to pay down U.S. bank debt. The new loan bears interest at 5.69 percent per annum with equal annual principal payments beginning 2012 through 2018.

The debt of foreign subsidiaries consists mostly of bank term loans to Stepan Europe, Stepan Mexico and to the Company’s China joint venture, all in local currencies. The European bank term loans have scheduled maturities through 2010 and bear interest at 90-day EURIBOR plus 1.8 percent. The Mexican bank loan has scheduled maturities through 2009, and bears interest at 10.35 percent. During 2005, the China joint venture borrowed $2,478,000 under a 3-year term loan and $743,000 in short-term bank debt, both in local currency, with interest averaging 5.80 percent. The Company guarantees its pro rata share (55 percent) of loans to the China joint venture. Other foreign currency debt is composed primarily of borrowings under uncommitted lines of credit to the Company’s European subsidiaries. Except for the debt of the Company’s China joint venture, the foreign debt that is currently outstanding is secured by the assets of the respective entities but is not guaranteed by the U.S. parent.

The various loan agreements contain provisions, which, among others, require maintenance of certain financial ratios and place limitations on additional debt, investments and payment of dividends. The Company is in compliance with its loan agreements as of December 31, 2005. Due to lower earnings in Europe during 2004, Stepan Europe obtained agreements from its banks to waive certain required financial ratios under its bank term loans as of December 31, 2004. Unrestricted retained earnings were $32,520,000 and $31,372,000 at December 31, 2005 and 2004, respectively.

Debt at December 31, 2005, matures as follows: $16,777,000 in 2006; $11,980,000 in 2007; $12,012,000 in 2008; $10,386,000 in 2009; $7,660,000 in 2010 and $66,907,000 after 2010.

The fair value of the Company’s fixed-rate debt at December 31, 2005, including current maturities, was estimated to be $100,530,000 compared to a carrying value of $98,735,000.

Net interest expense for the years ended December 31 was composed of the following:

(Dollars in thousands)	2005	2004	2003
Interest Expense	$8,065	$7,567	$8,312
Interest Income	(115)	(157)	(42)

	7,950	7,410	8,270
Capitalized Interest	(149)	(173)	(209)

Interest, Net	$7,801	$7,237	$8,061

The Company maintains two standby letters of credit under its workers’ compensation insurance agreements. These letters of credit are renewed annually and amended to the amounts required by the insurance agreements each year. As of December 31, 2005, the Company had $1,669,000 in standby letters of credit for these agreements.

6. Leased Properties

The Company leases certain property and equipment (primarily transportation equipment, buildings and land) under operating leases, which are denominated in local currencies. Total rental expense was $3,987,000, $3,936,000, and $3,883,000 in 2005, 2004 and 2003, respectively.

Beginning in 2006, the Company’s China joint venture will lease four acres of land housing its newly constructed polyol manufacturing plant. The land will be leased from the minority joint venture partner for a term of 50 years at $57,000 per year.

Consolidated Company minimum future rental payments under operating leases with terms in excess of one year as of December 31, 2005, are:

(Dollars in thousands) Year	Amount
2006	$3,249
2007	2,944
2008	2,614
2009	1,934
2010	1,651
Subsequent to 2010	9,047

Total minimum future rental payments	$21,439

In January 2005, the Company’s Brazilian subsidiary entered into an agreement to purchase a subsidiary of a multinational cleaning products company for a minimal purchase price. The purchase contract included a 10-year capital lease agreement under which $463,000 was paid for the first 24 months with gross remaining payments due of $2,052,000. At the end of the lease agreement, all of the relevant assets will be transferred and assigned to the Company. The assets and liabilities under the capital lease were recorded at the present value of the minimum lease payments. The leased assets are recorded under the property, plant and equipment caption of the Condensed Consolidated Balance Sheet. The capital lease liability is recorded under the other non-current liabilities caption of the Condensed Consolidated Balance Sheet. The amortization of the assets held under the capital lease is included in depreciation expense for 2005. Following is a summary of property held under the capital lease:

(Dollars in thousands)	December 31, 2005
Machinery and equipment	$878
Building	275
Land	91

$1,244
Less: Accumulated depreciation	(99)

Total property, net	$1,145

The minimum future lease payments under the capital lease as of December 31, 2005, for each of the next five years and in the aggregate are:

(Dollars in thousands) Year	Amount
2006	$—
2007	256
2008	256
2009	256
2010	256
Subsequent to 2010	1,028

Total minimum lease payments	$2,052
Less: Amount representing interest	(1,172)

Capital lease liability at December 31, 2005	$880

7. Income Taxes

The provisions for taxes on income and the related income before taxes are as follows:

(Dollars in thousands)	2005	2004	2003
Taxes on Income

Federal
Current	$6,153	$5,912	$2,329
Deferred	(4,483)	(2,477)	(3,633)
State
Current	821	707	343
Deferred	(543)	(558)	(893)
Foreign
Current	2,602	2,011	3,458
Deferred	(380)	(1,275)	(1,244)

Total	$4,170	$4,320	$360

Income before Taxes and Minority Interest
Domestic	$7,673	$12,212	$(1,890)
Foreign	9,973	2,421	7,161

Total	$17,646	$14,633	$5,271

The variations between the effective and statutory U.S. federal income tax rates are summarized as follows:

	2005		2004		2003
(Dollars in thousands)	Amount	%	Amount	%	Amount	%
Federal income tax provision at statutory tax rate	$6,176	35.0	$5,122	35.0	$1,845	35.0
State taxes on income less applicable federal tax benefit	181	1.0	97	0.7	(358)	(6.8)
Foreign income taxed at different rates (a)	(1,270)	(7.2)	(112)	(0.8)	(292)	(5.5)
Effect of equity in foreign joint venture	440	2.5	(555)	(3.8)	(546)	(10.4)
Domestic production activities deduction	(223)	(1.3)	—	—	—	—
Repatriation of foreign earnings (b)	485	2.7	700	4.8	—	—
Charitable contribution of intellectual property	—	—	(980)	(6.7)	—	—
U.S. tax credits (c)	(1,899)	(10.8)	(265)	(1.8)	(321)	(6.1)
Non-deductible expenses and other items, net	280	1.7	313	2.1	32	0.6

Total income tax provision	$4,170	23.6	$4,320	29.5	$360	6.8

(a)	Includes the effect of changes in valuation allowances for foreign entities of $1,310,000 or (7.4%) in 2005.
(b)	During 2005, the Company received a $9,000,000 dividend from its Canadian subsidiary.
(c)	During 2005, the Company generated Biodiesel credits of $1,430,000.

At December 31, the tax effect of significant temporary differences representing deferred tax assets and liabilities is as follows:

(Dollars in thousands)	2005	2004
Deferred Tax Liabilities:
Depreciation	$(29,460)	$(33,691)
Safe harbor leases	(235)	(773)
Other	—	(249)

Deferred Tax Liabilities	$(29,695)	$(34,713)

Deferred Tax Assets:
Pensions	$12,445	$9,714
State income tax accrual	(114)	245
Deferred revenue	1,085	1,112
Other accruals and reserves	3,325	3,372
Amortization of intangibles	430	492
Inventories	672	416
Legal and environmental accruals	8,805	9,009
Deferred compensation	9,020	8,791
Bad debt and rebate reserves	1,686	1,985
Subsidiaries net operating loss carryforwards	3,154	3,986
Tax credits	596	1,148
Other	4	562

Deferred Tax Assets	$41,108	$40,832

Valuation Allowance	$(2,459)	$(4,610)

Net Deferred Tax Assets	$8,954	$1,509

Reconciliation to Consolidated Balance Sheet:
Current deferred tax assets	$8,239	$7,448
Non-current deferred tax assets (in other non-current assets)	3,222	2,241
Current deferred tax liabilities (in accrued liabilities)	(297)	(422)
Non-current deferred tax liabilities	(2,210)	(7,758)

Net Deferred Tax Assets	$8,954	$1,509

Undistributed earnings of foreign subsidiaries and related companies that are deemed to be permanently reinvested amounted to $45,226,000 at December 31, 2005 compared to $46,422,000 at December 31, 2004. In general, the Company reinvests earnings of foreign subsidiaries in their operations indefinitely. However, the Company will repatriate earnings from a subsidiary where excess cash has accumulated and it is advantageous for tax or foreign exchange reasons. Because of the probable availability of foreign tax credits, it is not practicable to estimate the amount, if any, of the deferred tax liability on earnings reinvested indefinitely.

Tax loss carryforwards at December 31, 2005, amounted to $8,329,000 compared with $9,706,000 at the end of 2004. All of the tax loss carryforwards have an indefinite carryforward period. Tax credit carryforwards at December 31, 2005, amounted to $596,000 compared to 1,148,000. Of the tax credit carryforwards, $213,000 expires in 2013 and the remaining balance expires in 2014.

At December 31, 2005, the Company had valuation allowances of $2,459,000, which were attributable to the tax loss carryforwards in Germany and Brazil. At December 31, 2004, the Company had valuation allowances of $4,610,000, which were attributable to the tax loss carryforwards in Germany and Brazil and tax credit carryforwards in Mexico and the U.S.

The Company’s wholly owned subsidiary in Mexico recorded significantly improved earnings during 2005 and 2004 compared to previous years. As such, the Company was able to utilize tax credit carryforwards in the amount of $537,000 for which a valuation allowance had previously been recorded. As a result of this improvement as well as projections of future earnings for this subsidiary, the Company determined that it was more likely than not that the remaining valuation allowance of $213,000 was no longer necessary and was reversed.

The Company’s wholly owned subsidiary in Germany recorded significantly improved earnings during 2005 compared to the previous year, allowing the Company to utilize tax loss carryforwards in the amount of $633,000 for which a valuation allowance had previously been recorded.

In addition, due to an improvement in foreign sourced income as a result of the dividend from the Company’s wholly owned subsidiary in Canada and the repeal of the extraterritorial income exclusion, the Company determined that its valuation allowance of $524,000 related to U.S. foreign tax credits was no longer required and was reversed in the fourth quarter of 2005.

The reserve for tax contingencies related to issues in the U.S. and foreign locations was $870,000 at December 31, 2005 compared to $1,263,000 at December 31, 2004. This balance is the Company’s best estimate of the potential liability for tax contingencies. The decline in the tax contingency reserve was primarily due to the resolution of state income tax nexus issues and changes in current year requirements for unasserted items. Inherent uncertainties exist in estimates of tax contingencies due to changes in tax law; both legislated and concluded through the various jurisdictions’ tax court systems. It is the opinion of the Company’s management that the possibility is remote that costs in excess of those accrued will have a material adverse impact on the Company’s financial statements.

In December of 2004, the FASB issued FSP No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” which provides a practical exception to the SFAS No. 109 requirement to reflect the effect of a new tax law in the period of enactment by allowing additional time beyond the financial reporting period to evaluate the effects on plans for reinvestment or repatriation of unremitted foreign earnings. In 2005, the U.S. Treasury Department and the Internal Revenue Service issued three separate notices that provided detailed tax guidance for U.S. companies that elect to repatriate foreign earnings under the Act. Based on these notices, the Company reevaluated its original position not to repatriate foreign earnings and, on October 18, 2005, the Company’s chief operating officer approved a domestic reinvestment plan to repatriate $9,000,000 from its wholly owned subsidiary in Canada. This dividend added $485,000 to the total income tax provision.

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

At December 31, 2005 and 2004, treasury stock consisted of 1,102,309 and 1,039,445 shares of common stock, respectively.

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

The 2000 Plan, which also extends participation to non-employee directors, authorizes the award of 1,000,000 shares of the Company’s common stock for options, SAR and stock awards. No grants may be made under 2000 Plan after December 31, 2009. A stock award is a grant of shares of stock to an employee, the earnings vesting or distribution of which is subject to certain conditions established by the Compensation and Development Committee of the Board of Directors. Options are granted at the market price on the date of grant. Under the original 2000 Plan, employees could exercise stock options only after a two-year vesting period. On December 21, 2004, the Company’s Board of Directors amended the 2000 Plan to enable the Board of Directors to accelerate the vesting period on awards granted under the plan. At that time, the Board of Directors also elected to accelerate the vesting periods on the April 29, 2003, the September 8, 2003, the February 10, 2004 and the December 21, 2004, grant awards (all awarded under the 2000 Plan) from their original vesting dates to December 22, 2004. The action was taken to apply the current intrinsic value method of accounting for stock-based compensation and thereby avoid the higher compensation expense that could be recognized for these awards under the fair value provisions of SFAS No. 123(R). The Company will adopt SFAS No. 123(R) on January 1, 2006. The exercise prices for nearly all of the awards for which vesting dates were accelerated were higher than the market price of the Company’s common stock on December 22, 2004. The acceleration of the vesting dates did not result in an effective renewal of the original awards, as the employees whose options were affected were expected to have ultimately vested in the awards under the original vesting provision. Therefore, the accelerated vesting did not result in any additional compensation expense under the intrinsic value accounting method.

A summary of the status of the Company’s stock option plans at December 31, 2005, 2004 and 2003, and changes during the years then ended is presented as follows:

	2005 Shares	Weighted- Average Exercise Price	2004 Shares	Weighted- Average Exercise Price	2003 Shares	Weighted- Average Exercise Price
Options outstanding, beginning of year	1,435,665	$23.62	1,241,074	$22.41	1,388,798	$21.55
Options exercised	(103,194)	19.76	(131,605)	15.81	(157,427)	14.33
Options canceled/lapsed	(5,650)	23.36	(46,826)	23.63	(12,916)	30.97
Options granted	13,898	21.59	373,022	24.87	22,619	24.32

Options outstanding, end of year	1,340,719	23.89	1,435,665	23.62	1,241,074	22.41

Option price range at end of year	$19.25-30.97		$19.25-30.97		$14.00-30.97
Option price range for exercised shares	$19.63-21.75		$14.00-23.68		$14.00-21.75
Options available for grant at end of year	173,956		187,854		525,262
Options exercisable	1,317,426		1,426,270		906,130

A summary of stock options outstanding at December 31, 2005, is as follows:

		Options Outstanding		Options Exercisable
Range of Exercise Price	Number Outstanding at 12/31/05	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at 12/31/05	Weighted- Average Exercise Price
$19.25-$23.93	828,803	4.52	$22.20	805,510	$22.19
$24.02-$30.97	511,916	6.46	26.64	511,916	26.64

	1,340,719	5.26	$23.89	1,317,426	$23.92

10. Deferred Compensation and Related Investments

The Company sponsors deferred compensation plans that allow management to defer receipt of their bonuses and outside directors to defer receipt of their fees until retirement or departure from the Company. The compensation expense and related deferred compensation liability to the participants who elect deferral are recorded when the underlying compensation is earned. The deferred obligation may grow or decline based on the results of investment options — a limited selection of mutual funds or Company common stock — chosen by the plan participants. The Company maintains at least enough Company common stock in treasury to cover the equivalent number of common stock shares resulting from participants electing the Company common stock option, which periodically requires the Company to purchase its common shares from the open market. When plan distributions are made to retired/departed participants, such distributions are made, in cash or shares of Stepan Company common stock at the option of the participant, in amounts equivalent to the payment date value of the investment choices made by the participant. Since the deferred compensation obligations are generally settled in cash, the Company must record each period any appreciation in the value of the participant’s plan balances as additional compensation expense. Conversely, declines in the market value of the investment choices made by the participant reduce compensation expense in the periods that the market value declines. The resulting increases and reductions of compensation expense are recorded in the “Administrative” expense line of the Consolidated Statements of Income. The additional compensation expense resulting from the appreciation of the market value and earnings of the selected investment options was $2,094,000 in 2005, $693,000 in 2004 and $1,980,000 in 2003. The Company’s deferred compensation liability was $22,118,000 and $20,661,000 at December 31, 2005 and 2004, respectively.

The Company purchases shares of mutual funds to fund the portion of its deferred compensation liabilities tied to such mutual funds. The funds purchased align with the investment selections made by the participants. Such investments are classified as available-for-sale and recorded in “Other non-current assets” in the Consolidated Balance Sheets. These investments are recorded at cost when purchased and adjusted to their fair market values at the end of each reporting period with unrealized gains and losses recorded as direct adjustments to stockholders’ equity in “Accumulated other comprehensive loss”. If the accumulated unrealized loss for a particular mutual fund is considered other-than-temporary, the loss is reclassified out of “Accumulated other comprehensive loss” and recorded as an impairment loss in the Consolidated Statements of Income. The fair value of the affected mutual fund would then become its new cost basis for future gain/loss computations. Impairment losses, realized gains and losses from sales of mutual funds, dividend income and capital gains distributions are recorded in the “Other, net” caption under the “Other Income (Expense)” section of the Consolidated Statements of Income. The Company uses the average cost method to determine investment gains and losses.

The aggregate fair value of the mutual fund investments and gross unrealized gains or losses related to such investments at December 31, 2005 and 2004, were as follows:

(Dollars in thousands)	2005	2004
Aggregate fair value	$10,836	$10,787
Gross unrealized gains	733	658
Gross unrealized losses	25	48

The following table displays additional information about the mutual fund investments with gross unrealized losses at December 31, 2005 and 2004:

	Length of Time in Loss Position
	Less than 12 Months		12 Months or Greater		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2005	$2,942	$17	$241	$8	$3,183	$25
December 31, 2004	—	—	$866	$48	$866	$48

Dividend income and realized gains and losses from sales of mutual fund investments recorded in the Consolidated Statements of Income and unrealized gains and losses recorded directly to stockholders’ equity for the years ended December 31, 2005, 2004 and 2003, were as follows:

	For the Years Ended December 31
(Dollars in thousands)	2005	2004	2003
Dividend income	$424	$471	$297
Realized gains/(losses)	208	2	(582)
Unrealized gains (net of taxes)	60	242	1,758

There were no impairment losses recorded in 2005, 2004 or 2003.

11. Pension Plans

The Company has funded non-contributory defined benefit plans covering substantially all U.S. employees and two unfunded non-qualified defined benefit pension plans (a supplemental executive plan and an outside directors plan). There is also a funded defined benefit plan for the Company’s United Kingdom subsidiary. The benefits under these plans are based primarily on years of service and compensation levels. The Company generally funds the qualified pension plans up to the maximum amount deductible for income tax purposes. The Company uses a December 31 measurement date for its plans. The increase in the actuarial loss related to the Company’s benefit obligation resulted from changes in actuarial valuation assumptions, principally a change to a more recent mortality table. A reduction of the discount rate also contributed to the increase in the United Kingdom plan’s actuarial loss.

In the fourth quarter of 2005, the Company amended its outside directors pension plan to cease accruing additional benefits for future service effective December 31, 2005. The amendment’s effect was to reduce the projected benefit obligation of the pension plan by $295,000. No gain or loss was triggered as a result of the curtailment of the plan benefits.

In February 2006, the Company announced that it was amending its U.S. salaried defined benefit pension plan. See Note 20 for a description of the pension plan changes.

Obligations and Funded Status at December 31

	United States		United Kingdom
(Dollars in thousands)	2005	2004	2005	2004
Change in benefit obligation
Benefit obligation at beginning of year	$105,862	$95,163	$14,768	$12,216
Service cost	3,617	3,411	665	601
Interest cost	5,952	5,643	729	676
Plan amendments	—	665	—	—
Plan participant contributions	—	—	282	267
Actuarial loss	6,803	3,816	2,921	278
Curtailment	(295)	—	—	—
Benefits paid	(2,981)	(2,836)	(178)	(253)
Foreign exchange impact	—	—	(1,764)	983

Benefit obligation at end of year	$118,958	$105,862	$17,423	$14,768

	United States		United Kingdom
(Dollars in thousands)	2005	2004	2005	2004
Change in plan assets
Fair value of plan assets at beginning of year	$70,025	$64,873	$9,772	$8,150
Actual return on plan assets	4,959	4,239	1,883	630
Employer contributions	1,795	3,749	284	326
Plan participant contributions	—	—	282	267
Benefits paid	(2,981)	(2,836)	(178)	(253)
Foreign exchange impact	—	—	(1,131)	652

Fair value of plan assets at end of year	$73,798	$70,025	$10,912	$9,772

Funded status	$(45,160)	$(35,837)	$(6,511)	$(4,996)
Unrecognized net actuarial loss	44,895	38,724	3,997	2,774
Unrecognized prior service cost	1,551	1,906	—	—

Net amount recognized	$1,286	$4,793	$(2,514)	$(2,222)

The amounts recognized in the Consolidated Balance Sheets at December 31, consist of

	United States		United Kingdom
(Dollars in thousands)	2005	2004	2005	2004
Accrued benefit cost	$(29,741)	$(22,801)	$(5,058)	$(3,287)
Intangible asset	1,682	2,053	—	—
Accumulated other comprehensive income	29,345	25,541	2,544	1,065

Net amount recognized	$1,286	$4,793	$(2,514)	$(2,222)

Below is information for pension plans with an accumulated benefit obligation in excess of plan assets at December 31:

	United States		United Kingdom
(Dollars in thousands)	2005	2004	2005	2004
Projected benefit obligation	$118,958	$105,862	$17,423	$14,768
Accumulated benefit obligation	103,539	92,826	15,970	13,058
Fair value of plan assets	73,798	70,025	10,912	9,772

Components of Net Periodic Benefit Cost

	United States			United Kingdom
(Dollars in thousands)	2005	2004	2003	2005	2004	2003
Service cost	$3,617	$3,411	$3,071	$665	$601	$403
Interest cost	5,952	5,643	5,296	729	676	512
Expected return on plan assets	(6,575)	(6,592)	(6,300)	(620)	(584)	(440)
Amortization of prior service cost	355	380	348	—	—	—
Amortization of net loss	1,952	1,162	145	61	75	46

Net periodic benefit cost	$5,301	$4,004	$2,560	$835	$768	$521

Estimated Future Benefit Payments

(Dollars in thousands)	United States	United Kingdom
2006	$3,676	$14
2007	3,970	38
2008	4,336	88
2009	4,745	89
2010	5,130	89
2011 – 2015	33,103	1,490

In 2005, the U.K. plan trustees changed the previous policy of insuring pensions at retirement to paying new pensions directly from plan assets. The estimated future benefit payments for the U.K. plan represent the payments from the plan assets. The pension payments from existing insured pensions are excluded.

Additional Information

	United States		United Kingdom
(Dollars in thousands)	2005	2004	2005	2004
Increase/(decrease) in minimum liability included in other comprehensive income	$3,804	$4,065	$1,479	$(355)

Assumptions

The weighted-average assumptions used to determine benefit obligations at December 31 were as follows:

	United States		United Kingdom
	2005	2004	2005	2004
Discount rate	5.75%	5.75%	4.70%	5.20%
Rate of compensation increase	4.01%	4.01%	4.70%	4.70%

The weighted-average assumptions used to determine net periodic benefit costs for years ended December 31 were as follows:

(Dollars in thousands)	United States			United Kingdom
	2005	2004	2003	2005	2004	2003
Discount rate	5.75%	6.00%	6.50%	5.20%	5.40%	5.40%
Expected long-term return on plan assets	8.50%	8.50%	8.50%	7.20%	6.80%	6.70%
Rate of compensation increase	4.01%	4.01%	4.01%	4.70%	4.70%	4.20%

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

Risk is controlled through diversification among multiple asset categories, managers, styles, and securities. The investment management firm recommends asset allocations based on the Company’s plan needs and benchmark data for similar plans. The asset allocation targets are approved by the Company’s Plan Committee. Risk is further controlled both at the manager and asset category level by assigning targets for risk versus investment returns. Real estate uses guidelines for manager allocation, investment size, geographic diversification and leverage. Absolute return investments invest in multiple funds that each use one or more of five different strategies. The investment manager evaluates performance by the underlying fund managers against these targets.

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

Employer Securities: The retirement Plans also hold shares of the Company’s common stock, which are purchased or sold by the trustee from time to time, as directed by the Plan Committee. The Plans did not purchase or sell employer securities during 2005. The target allocation for employer securities is 15 percent.

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

Plan Assets

The Company’s asset allocations for its pension plans at December 31, 2005 and 2004, by asset category, were as follow:

	United States		United Kingdom
	2005	2004	2005	2004
Asset Category
Equity securities	66%	67%	85%	88%
Fixed income (debt) securities	26%	26%	8%	8%
Real estate securities	4%	3%	—	—
Absolute return securities	4%	4%	—	—
Other	—	—	7%	4%

Total	100%	100%	100%	100%

Equity securities for the U.S. plans include the Company’s common stock in the amounts of $11,175,000 (15 percent of total plan assets) and $10,123,000 (15 percent of total plan assets) at December 31, 2005 and 2004, respectively.

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

Cash Flows

U.S. Plans

The Company expects to contribute approximately $2,959,000 to its funded U.S. qualified pension plans in 2006. The Company also expects to pay $117,000 in 2006 related to its unfunded non-qualified pension plans.

U.K. Plan

Stepan UK Limited expects to contribute approximately $305,000 to its pension plan in 2006. In addition, employees are expected to contribute $260,000 to the U.K. plan, making the total expected 2006 contribution $565,000.

12. Accrued Liabilities

The composition of accrued liabilities is as follows:

	December 31
(Dollars in thousands)	2005	2004
Accrued payroll and benefits	$22,389	$18,938
Accrued customer discounts	7,284	7,883
Other accrued liabilities	14,190	14,486

Total accrued liabilities	$43,863	$41,307

13. Other Non-Current Liabilities

The composition of other non-current liabilities is as follows:

	December 31
(Dollars in thousands)	2005	2004
Deferred revenue	$1,185	$1,508
Environmental and legal matters	17,337	17,349
Deferred compensation liability	21,369	19,795
Pension liability	31,212	23,641
Other non-current liabilities	3,258	1,930

Total other non-current liabilities	$74,361	$64,223

14. Contingencies

There are a variety of legal proceedings pending or threatened against the Company. Some of these proceedings may result in fines, penalties, judgments or costs being assessed against the Company at some future time. The Company’s operations are subject to extensive local, state and federal regulations, including the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) and the Superfund amendments of 1986 (“Superfund”). Over the years, the Company has received requests for information related to or has been named by the government as a PRP at 22 waste disposal sites where clean up costs have been or may be incurred under CERCLA and similar state statutes. In addition, damages are being claimed against the Company in general liability actions for alleged personal injury or property damage in the case of some disposal and plant sites. The Company believes that it has made adequate provisions for the costs it may incur with respect to these sites.

The Company has estimated a range of possible environmental and legal losses from $8.4 million to $39.2 million at December 31, 2005. At December 31, 2005, the Company’s accrued liability for such losses, which represents the Company’s best estimate within the estimated range of possible environmental and legal losses, was $18.6 million compared to $18.9 million at December 31, 2004.

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

See the Lightman Drum Site discussion that follows regarding an additional site involving Jerome Lightman for which the Company has been named a PRP.

Lightman Drum Site

The Company received a Section 104(e) Request for Information from USEPA dated March 21, 2000, regarding the Lightman Drum Company Site located in Winslow Township, New Jersey. The Company responded to this request on May 18, 2000. In addition, the Company received a Notice of Potential Liability and Request to Perform RI/FS dated June 30, 2000, from USEPA. The Company has decided that it will participate in the performance of the RI/FS. Due to the addition of other PRPs, the Company’s allocation percentage has decreased. However, the interim allocation has not yet been finalized by the Lightman Yard Steering Committee. The Company also paid a third assessment in the amount of $42,280. However, based on the current information known regarding this site, the Company is unable to predict what its liability, if any, will be for this site.

Wilmington Site

The Company is currently contractually obligated to contribute to the response costs associated with the Company’s formerly-owned site at 51 Eames Street, Wilmington, Massachusetts. Remediation at this site is being managed by its current owner to whom the Company sold the property in 1980. Under the agreement, once total site remediation costs exceed certain levels, the Company is obligated to contribute up to five percent of future response costs associated with this site with no limitation on the ultimate amount of contributions. To date, the Company has paid the current owner $1.1 million for the Company’s portion of environmental response costs through the third quarter of 2005 (the current owner of the site bills the Company one calendar quarter in arrears). At December 31, 2005, the Company has recorded a reserve of $0.7 million for current and future claims associated with this site. However, depending on the ultimate cost of the remediation at this site, the amount for which the company is liable could differ from the current estimates. In addition, the Company and other prior owners entered into an agreement in April 2004 waiving certain statute of limitations defenses for claims which may be filed by the Town of Wilmington, Massachusetts, in connection with this site. While the Company has denied any liability for any such claims, the Company agreed to this waiver while the parties continue to discuss the resolution of any potential claim, which may be filed. Also, the Company received a Notice of Potential Liability letter from USEPA dated January 12, 2006, regarding this site. The Company’s response was filed on February 6, 2006.

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

Martin Aaron Site

The Company received a Section 104(e) Request for Information from USEPA dated June 2, 2003, regarding the Martin Aaron Site located in Camden, New Jersey. The Company’s response was submitted on August 11, 2003. In addition, the Company and other PRPs received a Notice of Potential Liability and Demand for Reimbursement of Costs Expended at this site dated June 9, 2004. The Company has not yet filed a response. The Company also joined the PRP group and paid an assessment in November 2005 in the amount of $7,139. USEPA issued its Proposed Plan for soils and groundwater in July 2005 and issued a ROD in September 2005. The Company believes that a resolution of its potential liability at this site will not have a material impact on the financial position, results of operations and cash flows of the Company.

Wells G & H Superfund Site

The Company received a Section 104(e) Request for Information from USEPA dated December 15, 2003, regarding the Wells G & H Superfund Site located in Woburn, Massachusetts. The Company’s response was submitted on March 18, 2004. In addition, the Company received a Supplemental Request for Information dated August 16, 2005. The Company’s response was filed in December 2005. The Company continues to investigate this matter and therefore, cannot predict what its liability, if any, will be for this site.

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

Mercury Refining Superfund Site

The Company received a letter from USEPA dated October 26, 2005, regarding the Mercury Refining Superfund Site located in the Towns of Colonie and Guilderland, Albany County, New York. The letter informed the Company that USEPA believes that the Company is a de minimis waste contributor and invited the Company to enter into a de minimis settlement with USEPA by entering into an Administrative Order on Consent (AOC). The Company advised USEPA by letter dated November 14, 2005, that the Company wishes to participate in the de minimis AOC. The Company executed the AOC and will pay the immaterial settlement payment within 30 days of the AOC’s effective date. Based on the fact that the Company believes it is de minimis at this site, the Company believes that a resolution of its liability at this site will not have a material impact on the financial position, results of operations or cash flows of the Company.

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

15. Segment Reporting

The Company has three reportable segments: surfactants, polymers and specialty products. Each segment provides distinct products and requires separate management due to unique markets, technologies and production processes. Surfactants are used in a variety of consumer and industrial cleaning compounds as well as in agricultural products, lubricating ingredients, biodiesel and other specialized applications. Polymers generates its revenues from the sale of phthalic anhydride, polyurethane polyols and polyurethane systems used in plastics, building materials and refrigeration systems. Specialty products sell chemicals used in food, flavoring and pharmaceutical applications.

The Company evaluates the performance of its segments and allocates resources based on operating income before interest income/expense, other income/expense items and income tax provisions. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

Effective January 1, 2005, the Company changed the components of its segment operating income to reflect a change in the information now used by the chief operating decision makers in reviewing segment results. In 2005, the Company began charging corporate manufacturing expenses, which are corporate support expenses for engineering, purchasing and transportation, against the reportable segments’ operating income. In prior years, these expenses were charged to unallocated corporate expense. The aggregate amount of corporate manufacturing expenses charged to the segments was $9,036,000 for the twelve months ended December 31, 2005.

Segment data for the three years ended December 31, 2005, 2004 and 2003, are as follows:

(Dollars in thousands)	Surfactants	Polymers	Specialty Products	Segment Totals
2005
Net sales	$823,603	$228,457	$26,317	$1,078,377
Operating income	20,084	26,652	5,257	51,993
Assets	366,843	86,957	21,698	475,498
Capital expenditures	26,651	13,056	1,536	41,243
Depreciation and amortization expenses	29,426	5,523	1,810	36,759

2004
Net sales	$709,487	$199,235	$27,094	$935,816
Operating income	24,871	22,549	6,618	54,038
Assets	358,223	78,602	18,635	455,460
Capital expenditures	27,212	5,274	807	33,293
Depreciation and amortization expenses	29,263	6,145	1,303	36,711

2003
Net sales	$620,096	$139,785	$24,974	$784,855
Operating income	24,448	17,230	5,664	47,342
Assets	345,821	54,162	17,224	417,207
Capital expenditures	20,523	10,395	527	31,445
Depreciation and amortization expenses	31,456	5,622	1,758	38,836

Below are reconciliations of segment data to the consolidated financial statements:

(Dollars in thousands)	2005	2004	2003
Operating income - segment totals	$51,993	$54,038	$47,342
Unallocated corporate administrative expenses	(26,525)	(27,528)	(30,450)
Unallocated corporate manufacturing expenses	—	(7,331)	(7,096)
Interest expense	(7,801)	(7,237)	(8,061)
Income (Loss) from equity in joint venture	(729)	2,320	2,170
Other, net	708	371	1,366

Consolidated income before income taxes and minority interest	$17,646	$14,633	$5,271

Assets - segment totals	$475,498	$455,460	$417,207
Unallocated corporate assets	40,661	37,316	47,010

Consolidated assets	$516,159	$492,776	$464,217

Capital expenditures - segment totals	$41,243	$33,293	$31,445
Unallocated corporate expenditures	276	473	1,427

Consolidated capital expenditures	$41,519	$33,766	$32,872

Depreciation and amortization expenses – segment totals	$36,759	$36,711	$38,836
Unallocated corporate depreciation expenses	2,010	2,458	2,590

Consolidated depreciation and amortization expenses	$38,769	$39,169	$41,426

Company-wide geographic data for the years ended December 31, 2005, 2004 and 2003, are as follows (net sales attributed to countries based on selling location):

(Dollars in thousands)	2005	2004	2003
Net sales
United States	$751,962	$646,523	$546,741
France	113,856	107,536	85,860
United Kingdom	84,775	78,100	61,085
All other countries	127,784	103,657	91,169

Total	$1,078,377	$935,816	$784,855

Long-lived assets
United States	$139,491	$135,302	$143,895
United Kingdom	23,605	25,673	27,641
Germany	12,886	15,964	15,512
All other countries	35,137	31,931	23,617

Total	$211,119	$208,870	$210,665

16. Earnings Per Share

Below is the computation of basic and diluted earnings per share for the years ended December 31, 2005, 2004 and 2003:

(In thousands, except per share amounts)	2005	2004	2003
Computation of Basic Earnings per Share
Income before cumulative effect of change in accounting principle	$13,529	$10,324	$4,911
Deduct dividends on preferred stock	796	800	800

Income applicable to common stock	$12,733	$9,524	$4,111

Weighted-average number of shares outstanding	9,005	8,970	8,889

Basic earnings per share	$1.41	$1.06	$0.46

Computation of Diluted Earnings per Share
Income before cumulative effect of change in accounting principle	$13,529	$10,324	$4,911
Deduct dividends on preferred stock	—	800	800

Income applicable to common stock*	$13,529	$9,524	$4,111

Weighted-average number of shares outstanding	9,005	8,970	8,889
Add net shares from assumed exercise of options (under treasury stock method)	59	68	197
Add weighted-average shares from assumed conversion of convertible preferred stock*	661	—	—

Shares applicable to diluted earnings	9,725	9,038	9,086

Diluted earnings per share	$1.39	$1.05	$0.45

*	The assumed conversion of convertible preferred stock is antidilutive for the twelve months ended December 31, 2004 and 2003, and accordingly, is excluded from the diluted earnings per share calculations.

17. Asset Impairment

On September 1, 2004, a fire at the production facility of the Company’s United Kingdom subsidiary, which is included in the surfactants segment, destroyed drying equipment used to manufacture powdered laundry detergent. Because property insurance covered the loss of the equipment, the write-off of the remaining book value of the asset, net of insurance proceeds, had no effect on earnings for the year ended December 31, 2004. In 2005, the Company received the final property insurance settlement and business interruption insurance proceeds related to the September 2004 fire. The final property settlement covered replacement cost, which exceeded the book value of the damaged equipment and resulted in a net gain of $1,380,000. The Company received business interruption insurance proceeds of $887,000. These amounts were recorded as a reduction of Cost of Sales in the Condensed Consolidated Statements of Income.

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

19. Statement of Cash Flows

Non-cash investing and financing activities for the years ended December 31, 2005, 2004 and 2003, included the receipt of shares of the Company’s common stock tendered in lieu of cash by employees exercising stock options. The tendered shares, which were owned by employees for more than six months, had values of $1,687,000 in 2005 (62,864 shares), $1,700,000 in 2004 (71,591 shares), and $2,707,000 in 2003 (105,236 shares), and were recorded as treasury stock.

Non-cash investing and financing activities for the year ended December 31, 2005, also included the capital lease obligation discussed in Note 6.

20. Subsequent Event

In February 2006, upon approval by the Board of Directors, the Company announced that it was amending its U.S. salaried defined benefit pension plan. The amendments, which affect the Company’s U.S. salaried workforce and certain participants in the U.S. hourly workforce, will take effect on July 1, 2006. The Company will freeze its U.S. salaried defined benefit pension plan at June 30, 2006, which means that no future benefits will accrue under the pension plan after that date. Benefits earned through June 30, 2006, will be available to participants when they retire, in accordance with the terms of the plan. The U.S. salaried defined benefit pension plan will be replaced with a defined contribution plan having a fixed Company contribution rate of four percent of base salary. This change will have no impact on current U.S. retirees or former employees with vested benefits or employees who terminate or retire by June 30, 2006. The Company will continue to recognize pension expense and cash funding obligations for the frozen U.S. salaried defined benefit plan over the remaining life of that liability. As a result, the Company does not expect any full year savings in the near future, as any reduction in defined pension expense is expected to be offset by the new defined contribution expense.

Selected Quarterly Financial Data

(Dollars in thousands, except per share data)

Unaudited

	2005
Quarter	First	Second	Third	Fourth	Year
Net Sales	$264,252	$278,353	$265,717	$270,055	$1,078,377
Gross Profit	29,816	34,703	32,719	25,624	122,862
Interest, net	(1,799)	(2,006)	(1,994)	(2,002)	(7,801)
Income (Loss) Before Income Taxes and Minority Interest	4,947	9,186	5,819	(2,306)	17,646
Income (Loss) Before Cumulative Effect of Change in Accounting Principle	3,244	6,177	4,166	(58)	13,529
Per Diluted Share	0.33	0.64	0.43	(0.03)	1.39
Net Income (Loss)	3,244	6,177	4,166	(428)	13,159

Per Diluted Share	0.33	0.64	0.43	(0.07)	1.35

	2004
Quarter	First	Second	Third	Fourth	Year
Net Sales	$221,387	$236,347	$238,697	$239,385	$935,816
Gross Profit	29,652	30,496	26,207	24,612	110,967
Interest, net	(2,061)	(1,792)	(1,704)	(1,680)	(7,237)
Income Before Income Taxes and Minority Interest	5,926	5,586	2,766	355	14,633
Net Income	4,030	3,802	1,891	601	10,324

Per Diluted Share	0.42	0.39	0.19	0.04	1.05

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

a.	Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures as of the end of the most recent fiscal quarter covered by this Form 10-K, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) are effective.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment we believe that, as of December 31, 2005, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm has issued an audit report on our assessment of the Company’s internal control over financial reporting. This report appears below.

c.	Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Stepan Company

Northfield, Illinois

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Stepan Company and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in COSO. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Stepan Company and subsidiaries as of December 31, 2005 and 2004 and the related consolidated statements of income, cash flows and stockholders’ equity for each of the three years in the period ended December 31, 2005. Our audit also included the accompanying financial statement schedule listed in the Index at Item 15. Our report dated February 28, 2006 expressed an unqualified opinion on those financial statements and financial statement schedule (and included an explanatory paragraph referring to a change in the method of accounting for conditional asset retirement obligations due to the Company’s adoption of Financial Accounting Standards Board Interpretation No. 47, “Accounting for Conditional Asset Retirements,” effective December 31, 2005.)

/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP

Chicago, Illinois
February 28, 2006

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

See Company’s Proxy Statement dated March 23, 2006, for Directors of the Registrant, which is incorporated by reference herein.

(b)	Executive Officers

See Executive Officers of the Registrant in Part I above.

(c)	Audit Committee Finance Expert

See Company’s Proxy Statement dated March 23, 2006, for Audit Committee Finance Expert, which is incorporated by reference herein.

(d)	Code of Conduct

See Company’s Proxy Statement dated March 23, 2006, for Code of Conduct, which is incorporated by reference herein.

Item 11. Executive Compensation

See Company’s Proxy Statement dated March 23, 2006, for Compensation of Executive Officers and Directors, which is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

See Company’s Proxy Statement dated March 23, 2006, for Principal Stockholders, which is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions

See Company’s Proxy Statement dated March 23, 2006, for Principal Stockholders, which is incorporated by reference herein.

Item 14. Principal Accountant Fees and Services

See Company’s Proxy Statement dated March 23, 2006, for Accounting and Auditing Matters, which is incorporated by reference herein.

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
James E. Hurlbutt
Vice President - Finance

March 3, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ F. Quinn Stepan F. Quinn Stepan	Chairman and Director	March 3, 2006

/s/ F. Quinn Stepan, Jr. F. Quinn Stepan, Jr.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 3, 2006

/s/ James E. Hurlbutt James E. Hurlbutt	Vice President - Finance (Principal Financial Officer)	March 3, 2006

/s/ Edward J. Wehmer Edward J. Wehmer	Director	March 3, 2006

/s/ Thomas F. Grojean Thomas F. Grojean	Director	March 3, 2006

/s/ Robert D. Cadieux Robert D. Cadieux	Director	March 3, 2006

/s/ Robert G. Potter Robert G. Potter	Director	March 3, 2006

James E. Hurlbutt, pursuant to powers of attorney executed by each of the directors and officers listed above, does hereby execute this report on behalf of each of such directors and officers in the capacity in which the name of each appears above.

March 3, 2006	/s/ James E. Hurlbutt
James E. Hurlbutt

SUPPLEMENTAL SCHEDULE TO CONSOLIDATED FINANCIAL STATEMENTS

FOR YEARS ENDED

DECEMBER 31, 2005, 2004 AND 2003

AS REQUIRED TO COMPLY WITH REGULATION S-X

Schedule II - Allowance for Doubtful Accounts:

Below is an analysis of the allowance for doubtful accounts for the three years ended December 31:

(In thousands)	2005	2004	2003
Balance, Beginning of Year	$2,980	$2,530	$2,696
Provision charged to income	501	444	335
Accounts written off, net of recoveries	(441)	6	(501)

Balance, End of Year	$3,040	$2,980	$2,530

Certain supplemental schedules are not submitted because they are not applicable or not required, or because the required information is included in the financial statements or notes thereto.

EXHIBIT INDEX

Exhibit No.	Description
(3)a	Copy of the Certificate of Incorporation, and the Certificates of Amendment of Certificate of Incorporation, dated May 6, 1968, April 20, 1972, April 16, 1973, December 2, 1983. (Note 1)

(3)a(1)	Copy of Certificate of Amendment of Certificate of Incorporation, dated May 24, 1999. (Note 9)

(3)a(2)	Copy of Restated Certificate of Incorporation of Stepan Company, dated December 27, 2005. (Note 23)

(3)b	Copy of the Bylaws of the Company as through February 15, 1999. (Note 10)

(3)b(1)	Copy of Amended and Restated Bylaws of the Company, dated December 27, 2005. (Note 23)

(3)c	Copy of Certificate of Amendment, dated April 28, 1993, to Article IV of Certificate of Incorporation. (Note 7)

(3)d	Copy of Certificate of Amendment, dated May 5, 1987, to Article X of Certificate of Incorporation. (Note 2)

(4)h	Copy of Loan Agreement, dated June 15, 1995, with Aid Association for Lutherans, the Northwestern Mutual Life Insurance Company and The Mutual Life Insurance Company of New York. (Note 8)

(4)h(1)	Copy of Amended and Restated Note Agreement dated as of December 1, 2002, regarding 7.69% Amended and Restated Senior Notes, Series A, due June 30, 2005 and 7.77% Amended and Restated Senior Notes, Series B, due June 30, 2010 (amending Loan Agreement dated June 15, 1995, with Aid Association for Lutherans, the Northwestern Mutual Life Insurance Company and The Mutual Life Insurance Company of New York). (Note 14)

(4)i	Copy of Note Purchase Agreement, dated September 1, 2002, with The Northwestern Mutual Life Insurance Company, Thrivent Financial for Lutherans, Connecticut General Life Insurance Company and MONY Life Insurance Company (Note 13)

(4)n(1)	Copy of Certificate of Designation, Preferences and Rights of the 5 1/2% Convertible Preferred Stock, without Par Value and the Amended Certificate, dated August 12, 1992 and April 28, 1993. (Note 7)

(4)n(2)	Copy of Issuer Tender Offer Statement on Schedule 13E-4, dated August 13, 1992. (Note 6)

(4)n(3)	Copy of Amendment No. 1 to Schedule 13E-4 (see also (4)n(2) above), dated September 23, 1992. (Note 6)

(4)n(4)	Copy of the Company’s Form 8-A, dated August 13, 1992. (Note 6)

(4)p	Copy of Term Loan Agreement, dated October 1, 1998, with The Northwestern Mutual Life Insurance Company and Connecticut General Life Insurance Company. (Note 10)

(4)p(1)	Copy of Amended and Restated Note Agreement dated as of December 1, 2002, regarding 6.59% Amended and Restated Senior Notes, due October 1, 2013 (amending Term Loan Agreement dated October 1, 1998, with The Northwestern Mutual Life Insurance Company and Connecticut General Life Insurance Company). (Note 14)

(4)q	Copy of Amended and Restated Note Agreement dated as of December 1, 2002, regarding 7.22% Amended and Restated Senior Notes, Series A, due April 1, 2008 and 7.22% Amended and Restated Senior Notes, Series B, due August 1, 2008 with Thrivent Financial For Lutherans, The Northwestern Mutual Life Insurance Company and MONY Life Insurance Company. (Note 14)

(4)r	Copy of Revolving Credit Agreement, dated May 3, 2002, with Bank One, NA (as agent bank). (Note 12)

(4)r(1)	Copy of Amendment No. 1 to Revolving Credit Agreement, dated March 8, 2004. (Note15)

(4)s	Copy of Amended and Restated Note Agreement dated as of December 1, 2002, regarding 9.70% Amended and Restated Senior Notes, Series B, due April 1, 2006 with The Northwestern Mutual Life Insurance Company. (Note 14)

In accordance with 601(b)(4) (iii) of Regulation S-K, certain debt instruments are omitted, where the amount of securities authorized under such instruments does not exceed 10% of the total consolidated assets of the Registrant. Copies of such instruments will be furnished to the Commission upon request.

(4)t	Copy of First Amendment, dated as of February 27, 2004, to Amended 1993 Note Agreement, Amended 1995 Note Agreement, Amended 1998 Note Agreement and 2002 Note Purchase Agreement (Note 15)

(4)t(1)	Copy of Second Amendment dated as of May 3, 2004, to Amended 1993 Note Agreement, Amended 1995 Note Agreement, Amended 1998 Note Agreement and 2002 Note Purchase Agreement (Note 18)

(4)u	Copy of Note Purchase Agreement with Life Insurance Company of North America, MONY Life Insurance Company, AXA Equitable Life Insurance Company and Horizon Blue Cross Blue Shield of New Jersey dated September 29, 2005 (Note 22)

(10)a	Description of the 1965 Directors Deferred Compensation Plan. (Note 3)

(10)b	Copy of the 1969 Management Incentive Compensation Plan as amended and restated as of January 1, 1992. (Note 5)

(10)c	Copy of Letter of Agreement regarding the retention of the Vice President, General Counsel and Secretary of Stepan Company (Note 19)

(10)c(1)	Copy of Letter of Agreement regarding the termination of the agreement retaining Mr. Richard S. Brennan as Vice President, General Counsel and Secretary of Stepan Company (Note 21)

(10)d	Copy of Letter of Agreement regarding the hiring of the Vice President, General Counsel and Secretary of Stepan Company (Note 20)

(10)e	Copy of Leveraged Employee Stock Ownership Plan. (Note 4)

(10)f	Copy of the Company’s 1992 Stock Option Plan. (Note 5)

(10)g	Copy of the Company’s 2000 Stock Option Plan. (Note 11)

(10)g(1)	Copy of the amendment to the Company’s 2000 Stock Option Plan (Note 17)

(10)g(2)	Form of Incentive Stock Option Agreement under Stepan Company 2000 Stock Option Plan (Note 17)

(10)g(3)	Form of Non-Qualified Stock Option Agreement under Stepan Company 2000 Stock Option Plan (Note 17)

(10)h	Copy of settlement agreement, which provided information with respect to the Company’s agreement with the United States regarding environmental remediation work to be completed at Stepan’s site in Maywood, New Jersey. (Note 22)

(21)	Subsidiaries of Registrant at December 31, 2005.

(23)	Consent of Independent Registered Public Accounting Firm

(24)	Power of Attorney.

(31.1)	Certification of President and Chief Executive Officer

(31.2)	Certification of Vice President – Finance (Principal Financial Officer)

(32)	Certification of President and Chief Executive Officer (Principal Executive Officer) and Vice President – Finance (Principal Financial Officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Notes To Exhibit Index

Note No.
1.	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1983, and incorporated herein by reference.

2.	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1987, and incorporated herein by reference.

3.	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1988, and incorporated herein by reference.

4.	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference.

5.	Filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1992, and incorporated herein by reference.

6.	Filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1992, and incorporated herein by reference.

7.	Filed with the Company’s Current Report on Form 8-K filed on April 28, 1993, and incorporated herein by reference.

8.	Filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, and incorporated herein by reference.

9.	Filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and incorporated herein by reference.

10.	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.

11.	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.

12.	Filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, and incorporated herein by reference.

13.	Filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, and incorporated herein by reference.

14.	Filed with the Company’s Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.

15.	Filed with the Company’s Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.

16.	Filed with the Company’s Form 8-K filed on November 18, 2004, and incorporated herein by reference.

17.	Filed with the Company’s Form 8-K filed on December 23, 2004, and incorporated herein by reference.

18.	Filed with the Company’s Form 10-Q for the quarter ended June 30, 2004, and incorporated herein by reference.

19.	Filed with the Company’s Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.

20.	Filed with the Company’s Form 8-K filed on April 28, 2005, and incorporated herein by reference.

21.	Filed with the Company’s Form 8-K filed on May 4, 2005, and incorporated herein by reference.

22.	Filed with the Company’s Form 8-K filed on October 3, 2005, and incorporated herein by reference.

23.	Filed with the Company’s Form 8-K filed on December 28, 2005, and incorporated herein by reference.