Form 10-Q
period 2006-03-31
STEPAN CO
filed 2006-05-08
CIK 94049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2006
Common Stock, $1 par value	9,097,060 Shares

Part I FINANCIAL INFORMATION

Item 1 - Financial Statements

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Unaudited

	Three Months Ended March 31
(Dollars in thousands, except per share amounts)	2006	2005
Net Sales	$289,612	$264,252
Cost of Sales	257,278	234,436

Gross Profit	32,334	29,816

Operating Expenses:
Marketing	8,442	7,751
Administrative	10,533	7,554
Research, development and technical services	7,180	7,627

	26,155	22,932

Operating Income	6,179	6,884

Other Income (Expenses):
Interest, net	(2,061)	(1,799)
Loss from equity in joint venture	(95)	(108)
Other, net	142	(30)

	(2,014)	(1,937)

Income Before Provision for Income Taxes and Minority Interest	4,165	4,947
Provision for Income Taxes	1,166	1,707
Minority Interest	50	4

Net Income	$3,049	$3,244

Net Income Per Common Share (Note 6):
Basic	$0.32	$0.34

Diluted	$0.31	$0.33

Shares Used to Compute Net Income Per Common Share (Note 6):
Basic	9,045	8,994

Diluted	9,813	9,696

Dividends per Common Share	$0.2000	$0.1950

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(Dollars in thousands)	March 31, 2006	December 31, 2005
Assets
Current Assets:
Cash and cash equivalents	$4,999	$16,641
Receivables, net	167,007	149,922
Inventories (Note 3)	86,316	76,399
Deferred income taxes	8,614	8,239
Other current assets	8,113	8,047

Total current assets	275,049	259,248

Property, Plant and Equipment:
Cost	816,100	806,359
Less: accumulated depreciation	604,534	595,240

Property, plant and equipment, net	211,566	211,119

Goodwill, net (Note 9)	7,444	7,414

Other intangible assets, net (Note 9)	8,404	8,775

Other non-current assets	31,942	29,603

Total assets	$534,405	$516,159

Liabilities and Stockholders’ Equity
Current Liabilities:
Current maturities of long-term debt (Note 10)	$14,594	$16,777
Accounts payable	112,175	102,264
Accrued liabilities	41,421	43,863

Total current liabilities	168,190	162,904

Deferred income taxes	2,140	2,210

Long-term debt, less current maturities (Note 10)	121,771	108,945

Other non-current liabilities	72,602	74,361

Commitments and Contingencies (Note 4)

Minority Interest	858	905

Stockholders’ Equity:
5- 1/2% convertible preferred stock, cumulative, voting without par value; authorized 2,000,000 shares; issued 574,754 shares in 2006 and 575,254 shares in 2005	14,369	14,381
Common stock, $1 par value; authorized 30,000,000 shares; issued 10,157,853 shares in 2006 and 10,142,853 shares in 2005	10,157	10,143
Additional paid-in capital	27,265	26,812
Accumulated other comprehensive loss (Note 7)	(23,308)	(23,867)
Retained earnings (unrestricted approximately $32,858 in 2006 and $32,520 in 2005)	163,706	162,663
Less: Treasury stock, at cost 1,103,856 shares in 2006 and 1,102,309 in 2005	(23,345)	(23,298)

Stockholders’ equity	168,844	166,834

Total liabilities and stockholders’ equity	$534,405	$516,159

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Three Months Ended March 31
(Dollars in thousands)	2006	2005
Cash Flows From Operating Activities
Net income	$3,049	$3,244
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,620	10,029
Deferred compensation	1,664	(418)
Deferred income taxes	(2,391)	(894)
Other non-cash items	(485)	651
Changes in assets and liabilities:
Receivables, net	(16,401)	(24,458)
Inventories	(9,713)	(4,598)
Other current assets	(40)	1,021
Accounts payable and accrued liabilities	2,072	(10,549)
Pension liabilities	1,638	1,517
Environmental and legal liabilities	27	(640)
Deferred revenues	(111)	(158)

Net Cash Used In Operating Activities	(11,071)	(25,253)

Cash Flows From Investing Activities
Expenditures for property, plant and equipment	(9,070)	(8,188)
Other non-current assets	5	10

Net Cash Used In Investing Activities	(9,065)	(8,178)

Cash Flows From Financing Activities
Revolving debt and notes payable to banks, net	10,978	35,689
Other debt borrowings	497	—
Other debt repayments	(1,330)	(1,436)
Dividends paid	(2,006)	(1,954)
Stock option exercises	259	—
Other, net	42	—

Net Cash Provided By Financing Activities	8,440	32,299

Effect of Exchange Rate Changes on Cash	54	(94)

Net Decrease in Cash and Cash Equivalents	(11,642)	(1,226)

Cash and Cash Equivalents at Beginning of Period	16,641	6,261

Cash and Cash Equivalents at End of Period	$4,999	$5,035

Supplemental Cash Flow Information
Cash payments of income taxes, net of refunds	$479	$1,877

Cash payments of interest	$1,521	$1,806

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

Unaudited

1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements included herein have been prepared by the Stepan Company (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate and make the information presented not misleading. In the opinion of management all normal recurring adjustments necessary to present fairly the condensed consolidated financial position of the Company as of March 31, 2006, and the condensed consolidated results of operations and cash flows for the three months then ended have been included. These financial statements and related footnotes should be read in conjunction with the financial statements and related footnotes included in the Company’s 2005 Form 10-K.

2.	STOCK-BASED COMPENSATION

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment,” which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” The accounting standard applies to new awards and to awards modified, repurchased or cancelled after the adoption date and to the unvested portion of awards outstanding as of the adoption date. SFAS No. 123(R) requires the fair value of all share-based payment transactions to be recognized in the financial statements. Prior to January 1, 2006, the Company used the intrinsic value method of APB Opinion No. 25, which resulted in the recognition of no stock-based compensation expense. The Company has elected to adopt the new accounting standard using the modified prospective application method. Because prior period financial statements are not restated, financial results are not comparable as reported. The following table reconciles the actual net income and earnings per share results for the three months ended March 31, 2005, to pro forma results for the same period, as if the Company had applied the fair value recognition provisions of SFAS No. 123(R) for periods prior to January 1, 2006. Stock-based compensation expense was insignificant for the first three months of 2005 because no stock options were granted during the quarter ended March 31, 2005, and the majority of earlier awards vested prior to 2005.

(In thousands, except per share amounts)	For the Three Months Ended March 31, 2005
Net income, as reported	$3,244

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4)

Net income, pro forma	$3,240

Earnings per share:

Basic - as reported	$0.34

Basic - pro forma	$0.34

Diluted - as reported	$0.33

Diluted - pro forma	$0.33

On March 31, 2006, the Company had stock options outstanding under its 1992 Stock Option Plan (1992 Plan) and stock options and stock awards outstanding under its 2000 Stock Option Plan (2000 Plan). The stock options and stock awards are granted to executives, key employees and outside directors. No further options or awards may be granted under either plan. A new 2006 Incentive Compensation Plan was approved by shareholders at the Company’s annual shareholder meeting held on April 25, 2006. The 2006 Plan authorizes the award of 1,000,000 shares of the Company’s common stock for stock options, stock appreciation rights and stock awards. The compensation cost that was charged against income for the 1992 and 2000 Plans was $50,000 for the three months ended March 31, 2006. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $9,000 for the same period. The following provides information regarding the stock option and stock award grants.

Stock Options

Under both the 1992 and 2000 Stock Option Plans, stock option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. The option awards generally vest based on two years of continuous service and have 10-year contractual terms. The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model using the assumptions noted in the following table. Expected volatility is based on the historical volatility of the Company’s stock. The Company also uses historical data to estimate the expected term of options granted. The risk-free rate is the U.S. Treasury note rate that corresponds to the expected option term at the date of grant.

For the Three Months Ended March 31, 2006
Expected dividend yield	3.00%
Expected volatility	23.10%
Expected life	8.0 years
Risk-free interest rate	4.74%

A summary of option activity under the Company’s stock option plans for the period ended March 31, 2006, is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Options
Outstanding at January 1, 2006	1,340,719	$23.89
Granted	98,000	26.25
Exercised	(14,430)	21.83
Forfeited or expired	(13,714)	25.11

Outstanding at March 31, 2006	1,410,575	24.07	5.36	$7,733

Exercisable at March 31, 2006	1,291,161	23.93	4.96	$7,254

The grant-date fair value of options granted during the three months ended March 31, 2006, was $6.37. The total intrinsic value of options exercised during the three months ended March 31, 2006 was $82,000. There were no options exercised during the three months ended March 31, 2005.

As of March 31, 2006, there was $584,000 of total unrecognized compensation cost related to unvested stock options granted under the Company’s stock option plans. That cost is expected to be recognized over a weighted-average period of 1.8 years. No stock options vested during the three months ended March 31, 2006 or 2005.

Cash received from stock option exercises under the Company’s stock option plans for the three months ended March 31, 2006, was $259,000. The actual tax benefit realized for the tax deductions from stock option exercises totaled $27,000 for the three months ended March 31, 2006.

Stock Awards

In February 2006, the Company granted to employees stock awards under the 2000 Stock Option Plan. These are the only such awards granted under the plan. The stock awards vest only upon the Company’s achievement of certain levels of consolidated net income and return on invested capital by the end of the specified measurement period, in this case December 31, 2008. The number of Company shares of common stock ultimately distributed, if any, is contingent upon the level of consolidated net income and return on invested capital attained. The fair value of stock awards equals the grant-date market price of the Company’s common stock, discounted for the estimated amount of dividends that would not be received during the measurement period. Compensation expense is recorded each reporting period based on the probable number of awards that will ultimately vest given the projected level of consolidated net income and return on invested capital. If at the end of the measurement period the performance objectives are not met, no compensation cost is recognized and any compensation expense recorded in prior periods will be reversed. There was no stock award compensation expense recorded for the quarter ended March 31, 2006, because the Company does not believe it is probable that the minimum levels of net income and return on invested capital necessary for any shares to vest will be attained at December 31, 2008. The probability will be re-evaluated each reporting period.

A summary of stock award activity for the period ended March 31, 2006, is presented below:

	Shares	Weighted-Average Grant Date Fair Value
Unvested Stock Awards
Unvested at January 1, 2006	—	—
Granted	83,000	$23.93
Vested	—	—
Forfeited	—	—

Unvested at March 31, 2006	83,000	$23.93

As of March 31, 2006, under the current Company assumption that no stock award shares will vest at the measurement period ended December 31, 2008, there was no unrecognized compensation cost related to unvested stock awards. No stock award shares vested during the three-month period ended March 31, 2006.

In general, it is the Company’s policy to issue new shares of its common stock upon the exercise of stock options or the vesting of stock awards.

3.	INVENTORIES

Inventories comprise the following:

(Dollars in thousands)	March 31, 2006	December 31, 2005
Finished products	$52,294	$48,154
Raw materials	34,022	28,245

Total inventories	$86,316	$76,399

Inventories priced using the last-in, first-out (LIFO) inventory valuation method as of March 31, 2006, and December 31, 2005, amounted to 80 and 78 percent of total inventories, respectively. If the first-in, first-out (FIFO) inventory valuation method had been used for all inventories, inventory balances would have been approximately $21,850,000 and $21,259,000 higher than reported at March 31, 2006, and December 31, 2005, respectively.

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

The Company has estimated a range of possible environmental and legal losses from $8.3 million to $39.2 million at March 31, 2006. At March 31, 2006 and December 31, 2005, the Company’s accrued liability for such losses, which represents the Company’s best estimate within the estimated range of possible environmental and legal losses, was $18.6 million.

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

Also, the New Jersey Department of Environmental Protection (NJDEP) filed a complaint against the Company and other entities on February 6, 2006, alleging that the defendants discharged hazardous substances at the Maywood site resulting in damage to natural resources. The case was removed to federal court on March 6, 2006. The Company filed an answer and counterclaim on April 25, 2006.

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

Lightman Drum Site

The Company received a Section 104(e) Request for Information from USEPA dated March 21, 2000, regarding the Lightman Drum Company Site located in Winslow Township, New Jersey. The Company responded to this request on May 18, 2000. In addition, the Company received a Notice of Potential Liability and Request to Perform RI/FS dated June 30, 2000, from USEPA. The Company has decided that it will participate in the performance of the RI/FS. Due to the addition of other PRPs, the Company’s allocation percentage has decreased. However, the interim allocation has not yet been finalized by the Lightman Yard Steering Committee. In the fourth quarter of 2005, the Company also paid a third assessment in the amount of $42,280. However, based on the current information known regarding this site, the Company is unable to predict what its liability, if any, will be for this site.

Wilmington Site

The Company is currently contractually obligated to contribute to the response costs associated with the Company’s formerly-owned site at 51 Eames Street, Wilmington, Massachusetts. Remediation at this site is being managed by its current owner to whom the Company sold the property in 1980. Under the agreement, once total site remediation costs exceed certain levels, the Company is obligated to contribute up to five percent of future response costs associated with this site with no limitation on the ultimate amount of contributions. To date, the Company has paid the current owner $1.1 million for the Company’s portion of environmental response costs through the fourth quarter of 2005 (the current owner of the site bills the Company one calendar quarter in arrears). At March 31, 2006, the Company has recorded a reserve of $0.7 million for current and future claims associated with this site. Additionally, the Company received a Notice of Potential Liability letter from USEPA dated January 12, 2006, regarding this site. The Company’s response was filed on February 6, 2006. Depending on the ultimate cost of the remediation at this site, the amount for which the Company is liable could differ from the current estimates.

In addition, the Company and other prior owners entered into an agreement in April 2004 waiving certain statute of limitations defenses for claims which may be filed by the Town of Wilmington, Massachusetts, in connection with this site. While the Company has denied any liability for any such claims, the Company agreed to this waiver while the parties continue to discuss the resolution of any potential claim, which may be filed. On March 31, 2006, the Company executed an agreement waiving certain statute of limitations defenses with potential plaintiffs regarding tort claims, which may be filed against the Company and other prior owners regarding this site. The Company is unable to predict what its liability, if any, will be for these potential new claims.

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

Martin Aaron Site

The Company received a Section 104(e) Request for Information from USEPA dated June 2, 2003, regarding the Martin Aaron Site located in Camden, New Jersey. The Company’s response was submitted on August 11, 2003. In addition, the Company and other PRPs received a Notice of Potential Liability and Demand for Reimbursement of Costs Expended at this site dated June 9, 2004. The Company has not yet filed a response. The Company also joined the PRP group and paid an assessment in November 2005 in the amount of $7,139. USEPA issued its Proposed Plan for soils and groundwater in July 2005 and issued a ROD in September 2005. In addition, the Company received a letter from the State of New Jersey dated March 20, 2006, alleging that the PRPs are responsible for damages incurred at this site. The Company is exploring its options. The Company believes that a resolution of its potential liability at this site will not have a material impact on the financial position, results of operations and cash flows of the Company.

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

In February 2006, the Company’s Board of Directors approved amendments to the Company’s U.S. funded salaried defined benefit pension plan and its non-qualified unfunded supplemental executive defined benefit pension plan. The amendments, which affect the Company’s U.S. salaried workforce and certain participants in the U.S. hourly workforce, will take effect on July 1, 2006. The Company will freeze its U.S. salaried and supplemental executive defined benefit pension plans at June 30, 2006, which means that no future benefits will accrue under the pension plans after that date. Benefits earned through June 30, 2006, will be available to participants when they retire, in accordance with the terms of the plans. The noted defined benefit pension plans will be replaced with a fixed Company contribution to participants’ defined contribution accounts equal to four percent of base salary. This change will have no impact on current U.S. retirees or former employees with vested benefits or employees who terminate or retire by June 30, 2006. The Company will continue to recognize pension expense and cash funding obligations for the frozen U.S. salaried defined benefit plan over the remaining life of that liability. The Company will also continue to recognize pension expense for the frozen supplemental executive defined benefit plan.

As a result of the announced pension plan amendments, the Company remeasured the obligations of the salaried and supplemental executive defined benefit pension plans at February 14, 2006. The assumptions used in the remeasurement of the pension plan obligations were the same as those used in the December 31, 2005, measurement, as disclosed in the Company’s 2005 Annual Report on Form 10-K. The effects of the plan amendments were a $14,310,000 reduction and a $239,000 reduction in the projected benefit obligations of the salaried and supplemental executive defined benefit pension plans, respectively. In addition, the amendments triggered an $111,000 curtailment loss that was recognized as a component of the net periodic benefit cost recorded for the three months ended March 31, 2006.

Components of Net Periodic Benefit Cost

	UNITED STATES
	Three Months Ended March 31
(Dollars in thousands)	2006	2005
Service cost	$890	$933
Interest cost	1,593	1,520
Expected return on plan assets	(1,669)	(1,640)
Amortization of prior service cost	71	87
Amortization of net loss	480	531
Curtailment loss	111	—

Net periodic benefit cost	$1,476	$1,431

	UNITED KINGDOM
	Three Months Ended March 31
(Dollars in thousands)	2006	2005
Service cost	$224	$176
Interest cost	209	189
Expected return on plan assets	(179)	(161)
Amortization of net loss	39	15

Net periodic benefit cost	$293	$219

Employer Contributions

U.S. Plans

The Company expects to contribute approximately $6,095,000 to its funded U.S. qualified pension plans in 2006 and to pay $117,000 in 2006 related to its unfunded non-qualified plans. As of March 31, 2006, no contributions had been made to the qualified plans and $53,000 had been paid related to the non-qualified plans.

U.K. Plan

Stepan UK Limited expects to contribute approximately $305,000 to its pension plan in 2006. As of March 31, 2006, $78,000 had been contributed to the U.K. pension plan.

6.	EARNINGS PER SHARE

Below is the computation of basic and diluted earnings per share for the three months ended March 31, 2006 and 2005.

	Three Months Ended March 31
(In thousands, except per share amounts)	2006	2005
Computation of Basic Earnings per Share
Net income	$3,049	$3,244
Deduct dividends on preferred stock	198	200

Income applicable to common stock	$2,851	$3,044

Weighted-average number of common shares outstanding	9,045	8,994

Basic earnings per share	$0.32	$0.34

Computation of Diluted Earnings per Share
Net income	$3,049	$3,244

Weighted-average number of common shares outstanding	9,045	8,994
Add net shares issuable from assumed exercise of options (under treasury stock method)	111	39
Add weighted-average shares issuable from assumed conversion of convertible preferred stock	657	663

Shares applicable to diluted earnings	9,813	9,696

Diluted earnings per share	$0.31	$0.33

7.	COMPREHENSIVE INCOME

Comprehensive income includes net income and all other non-owner changes in equity that are not reported in net income. Below is the Company’s comprehensive income for the three months ended March 31, 2006 and 2005.

	Three Months Ended March 31
(Dollars in thousands)	2006	2005
Net income	$3,049	$3,244
Other comprehensive income:
Foreign currency translation gain (loss)	223	(1,488)
Unrealized gain (loss) on securities	129	(128)
Minimum pension liability adjustments	207	—

Comprehensive income	$3,608	$1,628

The total accumulated other comprehensive losses at March 31, 2006 and December 31, 2005, comprised the following:

(Dollars in thousands)	March 31, 2006	December 31, 2005
Foreign currency translation losses	$(4,616)	$(4,839)
Unrealized gains on securities (net of income taxes of $364 in 2006 and $282 in 2005)	555	426
Minimum pension liability adjustments (net of income taxes of $12,303 in 2006 and $12,435 in 2005)	$(19,247)	$(19,454)

Total accumulated other comprehensive losses	$(23,308)	$(23,867)

8.	SEGMENT REPORTING

The Company has three reportable segments: surfactants, polymers and specialty products. Segment operating results for the three months ended March 31, 2006 and 2005, are summarized below:

(Dollars in thousands)	Surfactants	Polymers	Specialty Products	Segment Totals
For the quarter ended March 31, 2006
Net sales	$225,277	$57,892	$6,443	$289,612
Operating income	5,792	8,128	484	14,404

For the quarter ended March 31, 2005
Net sales	$201,158	$57,363	$5,731	$264,252
Operating income	5,457	5,795	662	11,914

Below are reconciliations of segment operating income to consolidated income before income taxes:

	Three Months Ended March 31
(Dollars in thousands)	2006	2005
Operating income segment totals	$14,404	$11,914
Unallocated corporate administrative expenses	(8,225)	(5,030)
Interest expense	(2,061)	(1,799)
Loss from equity in joint venture	(95)	(108)
Other, net	142	(30)

Consolidated income before income taxes and minority interest	$4,165	$4,947

9.	GOODWILL AND OTHER INTANGIBLE ASSETS

The Company’s net carrying values of goodwill were $7,444,000 and $7,414,000 as of March 31, 2006 and December 31, 2005, respectively. The entire amount of goodwill relates to the surfactants reporting unit. The change in net carrying value resulted from the effects of currency translation.

The following table reflects the components of all other intangible assets, which have finite lives, as of March 31, 2006 and December 31, 2005.

	Gross Carrying Amount		Accumulated Amortization
(Dollars In thousands)	March 31, 2006	Dec 31, 2005	March 31, 2006	Dec 31, 2005
Other Intangible Assets:
Patents	$2,000	$2,000	$1,033	$1,000
Trademarks	5,511	5,512	3,007	2,916
Customer lists	4,669	4,660	3,765	3,655
Know-how (a)	8,458	8,457	4,429	4,283
Non-compete agreements	—	2,381	—	2,381

Total	$20,638	$23,010	$12,234	$14,235

(a)	Know-how includes intellectual property rights covering proprietary information, written formulae, trade secrets or secret processes, inventions and developmental products (whether patentable or not), discoveries, improvements, compositions, manufacturing processes, manuals, specifications and technical data.

Aggregate amortization expenses for the quarters ended March 31, 2006 and March 31, 2005, were $376,000 and $423,000, respectively. Estimated amortization expense for identifiable intangibles assets, other than goodwill, for the current and each of the five succeeding fiscal years are as follows:

(Dollars in thousands)
For year ending 12/31/06	$1,506
For year ending 12/31/07	$1,237
For year ending 12/31/08	$1,133
For year ending 12/31/09	$1,113
For year ending 12/31/10	$1,108
For year ending 12/31/11	$1,108

10.	DEBT

Debt comprises the following:

(Dollars in thousands)	Maturity Dates	March 31 2006	December 31 2005
Unsecured private placement notes
5.69%	2012-2018	$40,000	$40,000
6.86%	2009-2015	30,000	30,000
6.59%	2006-2012	19,091	19,091
7.77%	2006-2008	8,182	8,182
Unsecured U.S. bank debt	2007	12,600	—
Debt of foreign subsidiaries
Bank term loans, foreign currency	2006-2010	21,629	22,315
Other, foreign currency	2006-2015	4,863	6,134

Total Debt		136,365	125,722
Less current maturities		14,594	16,777

Long-term debt		$121,771	$108,945

The various loan agreements contain provisions, which, among others, require maintenance of certain financial ratios and place limitations on additional debt, investments and payment of dividends. The Company is in compliance with its loan agreements.

See Note 13 for information about a new U.S. revolving credit agreement entered into by the Company in April 2006.

11.	CLAIMS SETTLEMENT INCOME

During the quarter ended March 31, 2006, the Company reached a $900,000 settlement agreement with its electricity provider for lost profits and expenses incurred by the Company as a result of a 2005 unplanned electric outage precipitated by an undersized transformer installed by the electricity provider. The settlement income was recorded as a reduction of Cost of Sales in the Condensed Consolidated Statements of Income and was allocated to the polymers ($667,000) and surfactants ($233,000) segments.

During the quarter ended March 31, 2005, the Company received business interruption insurance proceeds of $887,000 related to the fire at the production facility of the Company’s United Kingdom subsidiary. The proceeds were recorded as a reduction of Cost of Sales in the Condensed Consolidated Statements of Income and related entirely to the surfactants segment.

12.	STATEMENTS OF CASH FLOW

Non-cash investing and financing activities for the quarter ended March 31, 2006, included the receipt of shares of the Company’s common stock tendered in lieu of cash by employees exercising stock options. The tendered shares (2,811), which were owned by employees for more than six months, had value of $59,000 and were recorded as treasury stock. There were no shares tendered in lieu of cash during the quarter ended March 31, 2005.

Non-cash investing and financing activities for the quarter ended March 31, 2005, included a $680,000 capital lease obligation entered into by the Company’s Brazilian subsidiary.

13.	SUBSEQUENT EVENT – NEW CREDIT AGREEMENT

In April 2006, the Company replaced its existing U.S. bank revolver with a new loan agreement. The new revolver will provide up to $60 million of committed funding for general corporate purposes and may be drawn upon as needed through April 20, 2011. This arrangement provides for borrowings at various interest rates based, at the Company’s option, on LIBOR plus a margin or at the bank’s prime rate.

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

Overview

The Company produces and sells intermediate chemicals that are used in a wide variety of applications worldwide. The overall business comprises three reportable segments:

•	Surfactants – Surfactants, which accounted for 78 percent of first quarter 2006 net sales, are principal ingredients in consumer and industrial cleaning products such as detergents for washing clothes, dishes, carpets, floors and walls, as well as shampoos, lotions, fabric softeners, toothpastes and cosmetics. Other applications include germicidal quaternary compounds, lubricating ingredients, emulsifiers for spreading agricultural products, biodiesel and plastics and composites. Surfactants are manufactured at six North American sites (five in the U.S. and one in Canada), three European sites (United Kingdom, France and Germany) and three Latin American sites (Mexico, Brazil and Colombia).

•	Polymers – Polymers, which accounted for 20 percent of first quarter 2006 net sales, include three primary product lines: phthalic anhydride (PA), polyurethane polyols and polyurethane systems. PA is used in polyester alkyd resins and plasticizers for applications in construction materials and components of automotive, boating and other consumer products. Polyurethane polyols are used in the manufacture of laminate insulation board for the construction industry and are also sold to the appliance, coatings, adhesives, sealants and elastomers markets. Polyurethane systems provide thermal insulation and are sold to the construction, industrial and appliance markets. In the U.S., polymer product lines are manufactured at one site. The Company also manufactures polyurethane polyols at its German facility. In 2004, the Company entered into a joint venture agreement with Sinopec Jinling Petrochemical Corporation in Nanjing, China. The joint venture was formed to manufacture the Company’s aromatic polyester polyols for China’s domestic market. In April 2005, construction of a manufacturing facility in Nanjing was completed and the joint venture commenced commercial operations.

•	Specialty Products - Specialty products, which accounted for two percent of first quarter 2006 net sales, include flavors, emulsifiers and solubilizers used in the food and pharmaceutical industries. Specialty products are manufactured primarily at one U.S. site.

During the first quarter of 2006, the Company continued to be challenged by rising raw material and energy costs. The volatile cost of oil was a major contributor to the high costs that continue to hamper the Company’s profitability. The current profit margin relative to net sales continues to lag behind historical levels. Selling price increases implemented throughout 2005 aided in recovering some profit margin lost to rising raw material costs and natural gas.

The Company produces soybean-based biodiesel for blending with diesel fuel. The demand for biodiesel fuel increased steeply in 2005 as a result of the high price of crude oil, the availability of government excise tax credits and growing interest in renewable energy sources and reduced dependence of foreign oil. First quarter 2006 biodiesel sales were ahead of first quarter 2005 biodiesel sales, but well below sales for last two quarters of 2005, as market demand declined during the cold winter weather. The performance quality of biodiesel is reduced in cold weather. With the onset of warmer weather and with the April 2006 completion of its biodiesel expansion project, the Company expects improved biodiesel sales volume during the remainder of 2006.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2006 and 2005

Summary

Net income for the first quarter of 2006 declined $0.2 million, or six percent, to $3.0 million, or $0.31 per diluted share, compared to $3.2 million, or $0.33 per diluted share, for the first quarter of 2005. Operating income fell $0.7 million, or 10 percent, from year to year. The operating income decline resulted from $2.1 million of higher compensation expense related to the Company’s deferred compensation plans and $1.8 million of higher natural gas costs. In January 2006, 37 hourly employees were locked out of the Company’s Fieldsboro, New Jersey, surfactants plant following a strike precipitated by the inability of the Company and the Fieldsboro employees to reach an agreement on a new wage and benefits contract. During the lockout, the Company continued to operate the Fieldsboro facility with employees from other Company locations. In May 2006, the Company and the Fieldsboro employees reached an agreement on a new contract. However, the lockout resulted in approximately $0.5 million of additional direct manufacturing expenses for the first quarter of 2006. In addition, operating income for last year’s first quarter included $0.9 million of business interruption insurance income related to the 2004 fire at the Company’s United Kingdom subsidiary. Current quarter operating income benefited from $0.9 million of income from the settlement of a claim related to a 2005 unplanned electric outage that was triggered by a substandard transformer installed by the Company’s electricity provider. Operating income for the first quarter of 2006 was favorably affected by higher polymers segment income that resulted from selling price increases that were implemented throughout 2005 in response to rapidly escalating raw material costs. Below is a summary discussion of the major factors leading to the year-to-year changes in net sales, profits and expenses. A detailed discussion of segment operating performance for the first quarter of 2006 follows the summary.

Consolidated net sales for the first quarter of 2006 were $25.4 million, or 10 percent, higher than consolidated net sales for the same quarter last year. Increases in selling prices, due primarily to the pass through of higher raw material costs throughout 2005, and a three percent increase in sales volume accounted for approximately $20.1 million and $8.1 million, respectively, of the net sales increase. The negative effects of foreign currency translations reduced net sales by $2.8 million. All reportable segments reported year-to-year increases in net sales.

Gross profit for the first quarter of 2006 was up $2.5 million, or eight percent, over gross profit for the first quarter of 2005. On a consolidated basis, gross profit as a percent of net sales was at 11 percent for both quarters. The polymers segment accounted for the gross profit improvement as price increases implemented throughout 2005 aided in recapturing profit margin lost due to escalating raw material costs. Surfactant segment gross profit was up slightly, but higher utility and labor expenses mitigated the improvement. Lower selling prices resulting from competitive pressures in the food ingredients product line led to a drop in specialty products gross profit.

Operating income for the first quarter of 2006 declined $0.7 million, or 10 percent, from operating income reported in the first quarter of 2005. Operating expenses increased $3.2 million, or 14 percent, from year to year. Administrative expenses increased $3.0 million, or 39 percent, due primarily to $2.1 million of higher deferred compensation expense. Appreciation in the prices of the Company’s common stock and the mutual fund investments to which the deferred compensation liability is tied led to the expense increase. Higher salary expense ($0.2 million), resulting from filling position vacancies, and higher general legal expense ($0.2 million) contributed to the increase in administrative expenses. Marketing expenses were up $0.7 million, or nine percent, between years, due largely to higher salary expense arising from the reassignment of research and development personnel to the marketing departments coupled with normal pay increases. Research and development expenses dropped $0.4 million, or six percent, from year to year as a result of the previously mentioned personnel transfers and to lower laboratory maintenance and outside service expenses.

Interest expense increased $0.3 million, or 15 percent, due to a higher mix of fixed rate debt in the first quarter of 2006 than in the first quarter of 2005. During 2005, the Company increased its fixed rate debt with a $40.0 million private placement note at a 5.69 percent interest rate. The interest rate on the private placement note is greater than the average first quarter 2005 short-term borrowing rates on the Company’s revolving credit facility.

Other, net, which includes foreign exchange gains and losses and investment related income and expense, was $0.1 million of income for the first quarter of 2005 compared to $30 thousand of expense for the first quarter of 2005. Investment income earned by the Company’s mutual fund investments held for the deferred compensation plans accounted for the favorable change.

The effective tax rate was 28.0 percent for the first quarter of 2006 compared to 34.5 percent for the same quarter of 2005. The decrease in the effective tax rate was primarily due to biodiesel tax credits that were enacted as part of the Energy Tax Incentives Act of 2005. Utilization of foreign tax loss carryforwards also contributed to the rate reduction.

Segment Results

(Dollars in thousands)	Surfactants	Polymers	Specialty Products	Segment Results	Corporate	Total
For the three months ended March 31, 2006
Net sales	$225,277	$57,892	$6,443	$289,612	—	$289,612
Operating income	5,792	8,128	484	14,404	(8,225)	6,179

For the three months ended March 31, 2005
Net sales	$201,158	$57,363	$5,731	$264,252	—	$264,252
Operating income	5,457	5,795	662	11,914	(5,030)	6,884

Surfactants

Surfactants net sales for the first quarter of 2006 increased $24.1 million, or 12 percent, over net sales for the first quarter of 2005. Higher selling prices and a four percent increase in sales volume, due entirely to foreign operations, led to the year-to-year increase in net sales. The negative effects of foreign currency translations ($2.2 million) tempered the net sales increase. Net sales for U.S. operations increased $14.6 million, or 11 percent, on sales volume that fell three percent. The Company’s laundry and cleaning product lines accounted for the year-to-year sales volume decline. An unplanned maintenance shutdown of a manufacturing area at the Company’s Winder, Georgia, plant coupled with a product reformulation led to a loss of first quarter sales volume for a large laundry and cleaning products customer. Most other major product lines reported sales volumes that exceeded those of the prior year. Sales volume for the Company’s biodiesel product was up significantly over the prior year’s quarter, but such sales accounted for just four percent and two percent of total U.S. surfactants sales volume in the first quarters of 2006 and 2005, respectively. Sales volume is expected to increase during the warm weather seasons. Despite the decline in U.S. sales volume, 2006 first quarter net sales improved for U.S. operations due to selling price increases initiated throughout 2005 and in the first quarter of 2006 to pass rising raw material costs on to customers. Average U.S. selling prices increased about 14 percent from year to year. First quarter 2006 net sales for foreign operations increased $9.5 million, or 13 percent, from first quarter 2005 net sales. Excluding the negative effects of foreign currency translations, net sales increased $11.7 million, or 16 percent, from year to year on sales volume that grew 17 percent. All foreign locations except Canada contributed to the net sales and sales volume growth. European operations contributed $6.3 million to the foreign operations net sales improvement. The increase reflected a 17 percent increase in sales volume. The United Kingdom subsidiary accounted over half of the European operation’s sales volume increase as it benefited from the plant closure by a major competitor in mid-2005. The Company’s Mexico subsidiary posted a $4.1 million improvement in net sales, due primarily to a 45 percent increase in sales volume. Fabric softener sales were a large contributor to Mexico’s net sales and sales volume growth. Net sales for Stepan Colombia increased $1.3 million on a more favorable mix of sales and a seven percent improvement in sales volume.

Surfactants operating income for the first quarter of 2006 was up $0.3 million, or six percent, over operating income for the first quarter of 2005. Gross profit increased $0.1 million, or one percent, while operating expenses declined $0.2 million, or two percent. The year-to-year changes in gross profit and operating income were negatively affected by $1.0 million of higher year-over-year natural gas expense, primarily for U.S. operations, coupled with higher manufacturing costs related to the Fieldsboro plant lockout referred to earlier. In addition, the first quarter 2005 gross profit and operating income results included $0.9 million of business interruption insurance income related to the 2004 fire at the Company’s United Kingdom subsidiary. Gross profit for foreign operations improved $1.3 million, or 18 percent, between years. The Company’s Mexico subsidiary contributed $0.5 million to the foreign operations gross profit improvement due to the previously noted 45 percent increase in sales volume. European operations reported a $0.3 million, or seven percent, year-to-year increase in gross profit resulting from a 17 percent sales volume increase. The year-to-year change in European operations gross profit was tempered by the aforementioned business interruption insurance income reported in the first quarter of 2005. Stepan Colombia’s first quarter gross profit increased $0.2 million, or 67 percent, over first quarter 2005 gross profit due to a more profitable mix of sales and higher sales volume. First quarter 2006 gross profit for U.S. operations fell $1.2 million, or nine percent, from gross profit reported for the same period of 2005. A three percent decline in sales volume contributed to the drop in gross profit. Higher selling prices mitigated the unfavorable effects of the additional costs and lower sales volume.

Operating expenses for the first quarter of 2006 declined $0.2 million, or two percent, from operating expenses for the first quarter of 2005. Lower U.S. operations research and development expenses, due largely to reduced outside contracting expenses for the development and testing of new technologies and laboratory maintenance expenses, accounted for the operating expense decline. Operating expenses for foreign surfactants operations were essentially unchanged between years.

Polymers

Polymers net sales for the first quarter of 2006 increased $0.5 million, or one percent, over net sales for the first quarter of 2005. Higher selling prices, due primarily to the pass through of higher raw material costs throughout 2005, more than offset a two percent drop in sales volume and a $0.6 million negative effect of foreign currency translation. Within the polymers segment, net sales for phthalic anhydride were up $3.5 million, or 21 percent, due primarily to a 17 percent increase in sales volume. Stronger demand, particularly in the unsaturated polyester resin market, led to the increased sales volume. Higher selling prices, due to the pass through of raw material cost increases to customers and to a manufacturing fee increase implemented in the second quarter of 2005 also contributed to the increase in phthalic anhydride net sales. Net sales for polyurethane polyols fell $1.8 million, or five percent, due to an 11 percent drop in sales volume and to the $0.6 million negative impact of foreign currency translation. Lower U.S. sales volumes accounted for the sales volume decline. The sluggish demand from the roofing insulation board market that began in the second half of 2005 in response to high material costs continued into the first quarter of 2006. Sales volumes were up in China, where the new manufacturing facility commenced operations in the second quarter of 2005, and in Europe. Higher U.S. selling prices, reflecting increases implemented in 2005 to mitigate the negative impact of rising raw material prices, partially offset the effects of the lower U.S. sales volume and foreign currency translation. Net sales for polyurethane systems declined $1.1 million, or 16 percent, from year to year due to a 20 percent drop in sales volume. The loss of a portion of business at a large polyurethane systems customer led to the sales volume decline. Higher average selling prices due primarily to the partial pass through of rising raw material costs to customers throughout 2005 reduced the effects of the lower sales volumes.

Polymers operating income for the first quarter of 2006 was $8.1 million, up $2.3 million, or 40 percent, from operating income for the first quarter of 2005. The first quarter results for 2006 benefited from $0.7 million of income from the settlement of a 2005 claim related to an electrical outage in the Company’s phthalic anhydride plant precipitated by an undersized transformer installed by the Company’s electricity provider (the entire claim settlement was $0.9 million, of which $0.2 million was allocated to the surfactants segment). Gross profit, excluding the settlement income, increased $2.0 million, or 23 percent, from year to year. Within the polymer segment, polyurethane polyols gross profit for the first quarter of 2006 increased $1.6 million, or 24 percent, over gross profit for the same period of 2005. U.S. operations accounted for the gross profit improvement as the previously noted 2005 selling price increases, which aided in recovering past margin deterioration, more than offset the decline in sales volume. Despite higher sales volume, gross profit for European polyurethane polyol operations was down due to higher raw material costs. Excluding the settlement income, gross profit for phthalic anhydride, was up $0.8 million, or 65 percent, from year to year. The previously noted 2005 manufacturing toll fee increase and the 17 percent increase in sales volume accounted for the gross profit improvement. Gross profit for polyurethane systems declined $0.4 million, or 34 percent, between years. Lower sales volume and a less favorable mix of sales led to the gross profit decline.

Operating expenses for the first quarter of 2006 were $0.4 million, or 11 percent, higher than operating expenses for the first quarter of 2005. Higher marketing expenses for both U.S. and European operations accounted for most of the operating expense increase.

Specialty Products

Net sales for the first quarter of 2006 were $0.7 million, or 12 percent, higher than net sales reported for the first quarter of 2005. All product lines reported improved net sales. Operating income declined $0.2 million, or 27 percent, between years due primarily to lower selling prices for the segment’s food ingredients product line. Competitive pressures and a less favorable sales mix led to the reduced selling prices. Higher operating expenses ($0.2 million) due to increased research expenses also contributed to the operating income decline.

Corporate Expenses

Corporate expenses, which primarily include corporate operating (including legal and environmental expenses) expenses that are not allocated to the reportable segments, increased $3.2 million, or 64 percent, to $8.2 million for the first quarter of 2006 from $5.0 million for the first quarter of 2005. Deferred compensation expense, which was $1.7 million of expense in the first quarter of 2006 compared to $0.4 million of income in the same quarter of 2005, accounted for $2.1 million of the corporate expense increase. The change in deferred compensation expense reflected appreciation in the price of the Company’s common stock and the mutual fund investments to which the deferred compensation liability is tied. The price of the Company’s common stock increased $2.66 per share to $29.55 at March 31, 2006, from $26.89 at December 31, 2005. The common stock price declined $0.85 per share for the same period of 2005. The quarter-to-quarter increase in corporate expenses also included a $0.2 million increase in legal expenses and a $0.2 million increase in salary expense.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities consumed cash of $11.1 million for the first quarter of 2006 compared to $25.3 million for the same period in 2005. Net income decreased by $0.2 million compared to the prior year period. Working capital required $24.1 million of cash for the current year quarter compared to $38.6 million for first quarter of 2005. Increases in accounts receivable as well as higher inventories were partially offset by higher accounts payable for the first quarter of 2006. During the current year quarter, accounts payable increased compared to a decrease for the same period last year.

Capital spending has totaled $9.1 million for the first three months of 2006, compared to $8.2 million for the prior year quarter. Capital expenditures for the full year are projected to increase by 10 percent to 20 percent compared to $41.5 million for all of 2005.

During the first 3 months of 2006, consolidated debt, excluding capitalized leases, increased by $10.7 million, from $125.7 million to $136.4 million. During 2005, the Company had completed a new term loan of $40 million, in part to pre-fund anticipated cash needs for 2006. As a result, the Company was able to use $11.6 million of the planned 2005 cash surplus to supplement new debt in the current year quarter. As of March 31, 2006, the ratio of long-term debt to long-term debt plus shareholders’ equity was 41.9 percent, compared to 39.5 percent as of December 31, 2005.

As of March 31, 2006, Company debt included $97.3 million of unsecured promissory notes, including the term loan completed in 2005, with maturities extending until 2018. These notes are the Company’s primary source of long-term debt financing, and are supplemented by bank credit facilities to meet short and medium term needs.

On April 20, 2006 the Company entered into a new revolving credit agreement with its U.S. banks to replace the prior agreement, which would have expired in May 2007. The new unsecured agreement provides committed credit of up to $60 million with terms that are similar to those in the prior agreement. As of March 31, 2006 borrowings under committed U.S. credit lines totaled $12.6 million. The Company also meets short-term liquidity requirements through uncommitted U.S. bank lines of credit.

The Company’s foreign subsidiaries maintain bank term loans and short-term bank lines of credit in their respective local currencies to meet working capital requirements as well as to fund capital expenditure programs and acquisitions. As of March 31, 2006, the Company’s European subsidiaries had term loans totaling $18.0 million including current maturities. The European subsidiaries also had short-term debt totaling $3.6 million under short-term bank credit lines as of March 31, 2006, with unborrowed capacity of approximately $11.5 million at that date. The Company’s Mexican subsidiary had $1.2 million of debt outstanding at March 31, 2006. The Company’s Chinese joint venture had $3.7 million of bank debt for which Stepan Company has issued a guaranty for the Company’s proportionate interest (55 percent) of the credit facilities.

The Company’s U.S. loan agreements contain provisions, which, among others, require maintenance of certain financial ratios and place limitations on additional debt, investments and payment of dividends. The Company is in compliance with its loan agreements.

The Company anticipates that cash from operations and from committed credit facilities will be sufficient to fund anticipated capital expenditures, dividends and other planned financial commitments for the foreseeable future. Any substantial acquisitions would require additional funding.

PENSION PLANS

The Company expects to contribute approximately $6.5 million to its pension plans in 2006. In February 2006, the Company announced that it was freezing its U.S. salaried defined benefit pension plan effective July 1, 2006, and replacing it with fixed contributions to participants’ defined contribution accounts. The Company does not expect any full year savings in the near future, as the new defined contribution expense is expected to offset any reduction in defined benefit pension expense. The volatility in pension expense should decline. See Note 5 to the consolidated financial statements for further information about the pension plan changes.

OUTLOOK

Despite a slower than anticipated start to the current year, the Company remains optimistic that 2006 earnings will show improvement over 2005. Polymers segment sales volume is anticipated to improve. Full year surfactants segment operating income is also expected to improve on sales volume growth for fabric softeners and amphoterics. In addition, with the April 2006 completion of the biodiesel expansion and with the winter season over, biodiesel sales volume improvement is anticipated for the remainder of 2006.

ENVIRONMENTAL AND LEGAL MATTERS

The Company is subject to extensive federal, state and local environmental laws and regulations. Although the Company’s environmental policies and practices are designed to ensure compliance with these laws and regulations, future developments and increasingly stringent environmental regulation could require the Company to make additional unforeseen environmental expenditures. The Company will continue to invest in the equipment and facilities necessary to comply with existing and future regulations. During the first quarter of 2006, the Company’s expenditures for capital projects related to the environment were $0.5 million. These projects are capitalized and depreciated over their estimated useful lives, which is typically 10 years. Recurring costs associated with the operation and maintenance of facilities for waste treatment and disposal and managing environmental compliance in ongoing operations at our manufacturing locations were approximately $3.2 million and $2.5 million for the first three months of 2006 and 2005, respectively. While difficult to project, it is not anticipated that these recurring expenses will increase significantly in the future.

Over the years, the Company has received requests for information related to or has been named by the government as a potentially responsible party at 22 waste disposal sites where cleanup costs have been or may be incurred under CERCLA and similar state statutes. In addition, damages are being claimed against the Company in general liability actions for alleged personal injury or property damage in the case of some disposal and plant sites. The Company believes that it has made adequate provisions for the costs it may incur with respect to the sites. It is the Company’s accounting policy to record liabilities when environmental assessments and/or remedial efforts are probable and the cost or range of possible costs can be reasonably estimated. When no amount within the range is a better estimate than any other amount, the minimum is accrued. Some of the factors on which the Company bases its estimates include information provided by feasibility studies, potentially responsible party negotiations and the development of remedial action plans. Because reported liabilities are recorded based on estimates, actual amounts could differ from those estimates. After partial remediation payments at certain sites, the Company has estimated a range of possible environmental and legal losses from $8.3 million to $39.2 million at March 31, 2006, compared to $8.4 million to $39.2 million at December 31, 2005. At March 31, 2006 and December 31, 2005, the Company’s accrued liability for such losses, which represents the Company’s best estimate within the estimated range of possible environmental and legal losses, was $18.6 million. During the first three months of 2006, non-capital cash outlays related to legal and environmental matters approximated $0.4 million compared to $0.9 million for the first three months of 2005.

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

There have been no material changes in the Company’s market risks since December 31, 2005.

Item 4 – Controls and Procedures

a.	Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) are effective.

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

Also, the New Jersey Department of Environmental Protection (NJDEP) filed a complaint against the Company and other entities on February 6, 2006, alleging that the defendants discharged hazardous substances at the Maywood site resulting in damage to natural resources. The case was removed to federal court on March 6, 2006. The Company filed an answer and counterclaim on April 25, 2006.

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

Regarding the D’Imperio Superfund Site, USEPA previously indicated it would seek penalty claims against the Company based on the Company’s alleged noncompliance with the modified Unilateral Administrative Order (Order). In December 2004, the Company entered into a Consent Decree with USEPA, which resolves all claims asserted against the Company for the alleged noncompliance with the Order. The settlement amount paid pursuant to the Consent Decree did not have a material impact on the financial position, results of operations or cash flows of the Company. In addition, the Company received notice from the NJDEP dated March 21, 2001, that NJDEP will pursue cost recovery against the alleged responsible parties, including the Company. The NJDEP’s claims include costs related to remediation of the D’Imperio Superfund Site in the amount of $434,406 and alleged natural resource damages in the amount of $529,584 (as of November 3, 2000). The NJDEP settled such claims against the alleged responsible parties, resulting in the Company paying its portion ($83,061) in July 2002. This payment is subject to reallocation after the allocation phase of the above-identified trial, if any. Also, USEPA issued a Unilateral Administrative Order dated November 5, 2003, directed to all PRPs to perform certain remedial activities at the D’Imperio Superfund Site. The cost for all PRPs for this work is estimated to be $300,000 to $450,000. The Company would be responsible for its allocated share of these costs. The amount due by the Company will not have a material impact on the financial position, results of operations or cash flows of the Company.

See the Lightman Drum Site discussion that follows regarding an additional site involving Jerome Lightman for which the Company has been named a PRP.

Lightman Drum Site

The Company received a Section 104(e) Request for Information from USEPA dated March 21, 2000, regarding the Lightman Drum Company Site located in Winslow Township, New Jersey. The Company responded to this request on May 18, 2000. In addition, the Company received a Notice of Potential Liability and Request to Perform RI/FS dated June 30, 2000, from USEPA. The Company has decided that it will participate in the performance of the RI/FS. Due to the addition of other PRPs, the Company’s allocation percentage has decreased. However, the interim allocation has not yet been finalized by the Lightman Yard Steering Committee. In the fourth quarter of 2005, the Company also paid a third assessment in the amount of $42,280. However, based on the current information known regarding this site, the Company is unable to predict what its liability, if any, will be for this site.

Wilmington Site

The Company is currently contractually obligated to contribute to the response costs associated with the Company’s formerly-owned site at 51 Eames Street, Wilmington, Massachusetts. Remediation at this site is being managed by its current owner to whom the Company sold the property in 1980. Under the agreement, once total site remediation costs exceed certain levels, the Company is obligated to contribute up to five percent of future response costs associated with this site with no limitation on the ultimate amount of contributions. To date, the Company has paid the current owner $1.1 million for the Company’s portion of environmental response costs through the fourth quarter of 2005 (the current owner of the site bills the Company one calendar quarter in arrears). At March 31, 2006, the Company has recorded a reserve of $0.7 million for current and future claims associated with this site. Additionally, the Company received a Notice of Potential Liability letter from USEPA dated January 12, 2006, regarding this site. The Company’s response was filed on February 6, 2006. Depending on the ultimate cost of the remediation at this site, the amount for which the Company is liable could differ from the current estimates.

In addition, the Company and other prior owners entered into an agreement in April 2004 waiving certain statute of limitations defenses for claims which may be filed by the Town of Wilmington, Massachusetts, in connection with this site. While the Company has denied any liability for any such claims, the Company agreed to this waiver while the parties continue to discuss the resolution of any potential claim, which may be filed. On March 31, 2006, the Company executed an agreement waiving certain statute of limitations defenses with potential plaintiffs regarding tort claims, which may be filed against the Company and other prior owners regarding this site. The Company is unable to predict what its liability, if any, will be for these potential new claims.

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

Martin Aaron Site

The Company received a Section 104(e) Request for Information from USEPA dated June 2, 2003, regarding the Martin Aaron Site located in Camden, New Jersey. The Company’s response was submitted on August 11, 2003. In addition, the Company and other PRPs received a Notice of Potential Liability and Demand for Reimbursement of Costs Expended at this site dated June 9, 2004. The Company has not yet filed a response. The Company also joined the PRP group and paid an assessment in November 2005 in the amount of $7,139. USEPA issued its Proposed Plan for soils and groundwater in July 2005 and issued a ROD in September 2005. In addition, the Company received a letter from the State of New Jersey dated March 20, 2006, alleging that the PRPs are responsible for damages incurred at this site. The Company is exploring its options. The Company believes that a resolution of its potential liability at this site will not have a material impact on the financial position, results of operations and cash flows of the Company.

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

Item 1A – Risk Factors

There have been no material changes from the risk factors disclosed in the Company’s 2005 Annual Report on Form 10-K.

Item 2. - Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Below is a summary by month of share purchases by the Company during the first three months of 2006:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January	990	$27.38	N/A	N/A
February	—	—	N/A	N/A
March	1,128	$28.36	N/A	N/A

(a)	Reflects shares of the Company’s common stock, owned by employees and a non-employee director for more than six months, which were tendered by them in lieu of cash when exercising stock options.

Item 3 - Defaults Upon Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

The following matters were submitted to a vote of security holders at the Company’s 2006 Annual Meeting of Stockholders held on April 25, 2006:

(a)	Robert D. Cadieux was elected as Director of the Company, for a three-year term.

	For	Withheld
Robert D. Cadieux	8,782,467	263,954

(b)	The adoption of the Stepan Company 2006 Incentive Compensation Plan was approved.

7,200,573	For
669,487	Against
61,759	Abstentions

(c)	The adoption of the First Amendment to the Stepan Company Directors Deferred Compensation Plan was approved.

6,429,387	For
1,438,452	Against
63,980	Abstentions

(d)	The appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm was ratified for 2006.

8,976,148	For
48,472	Against
21,801	Abstentions

Item 5 - Other Information

None

Item 6 – Exhibits

(a)	Exhibit 10(a)(1)	–	Copy of Amendment to the Stepan Company’s Directors’ Deferred Compensation Plan and filed with the Company’s Form 8-K on February 16, 2006, and incorporated herein by reference.

(b)	Exhibit 10(g)(4)	–	Copy of Form of Restricted Stock Agreement under 2000 Option Plan and filed with the Company’s Form 8-K on February 16, 2006, and incorporated herein by reference.

(c)	Exhibit 31.1	–	Certification of President and Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)

(d)	Exhibit 31.2	–	Certification of Vice President – Finance pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)

(e)	Exhibit 32	–	Certification pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEPAN COMPANY

Date: May 5, 2006

/s/ J. E. Hurlbutt
J. E. Hurlbutt
Vice President - Finance