Form 10-Q
period 2006-06-30
STEPAN CO
filed 2006-08-04
CIK 94049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2006
Common Stock, $1 par value	9,164,948 Shares

Part I	FINANCIAL INFORMATION

Item 1 - Financial Statements

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Unaudited

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands, except per share amounts)	2006	2005	2006	2005
Net Sales	$292,033	$278,353	$581,645	$542,605
Cost of Sales	258,789	243,650	516,067	478,086

Gross Profit	33,244	34,703	65,578	64,519

Operating Expenses:
Marketing	8,556	8,714	16,998	16,465
Administrative	10,416	7,953	20,949	15,507
Research, development and technical services	7,313	7,570	14,493	15,197

	26,285	24,237	52,440	47,169

Operating Income	6,959	10,466	13,138	17,350

Other Income (Expenses):
Interest, net	(2,179)	(2,006)	(4,240)	(3,805)
Income (Loss) from equity in joint venture	(8)	2	(103)	(106)
Other, net	(368)	724	(226)	694

	(2,555)	(1,280)	(4,569)	(3,217)

Income Before Provision for Income Taxes and Minority Interest	4,404	9,186	8,569	14,133
Provision for Income Taxes	1,352	3,026	2,518	4,733
Minority Interest	25	17	75	21

Net Income	$3,077	$6,177	$6,126	$9,421

Net Income Per Common Share (Note 6):
Basic	$0.32	$0.66	$0.63	$1.00

Diluted	$0.31	$0.64	$0.62	$0.97

Shares Used to Compute Net Income Per Common Share (Note 6):
Basic	9,124	8,995	9,085	8,994

Diluted	9,957	9,676	9,886	9,685

Dividends per Common Share	$0.2000	$0.1950	$0.4000	$0.3900

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(Dollars in thousands)	June 30, 2006	December 31, 2005
Assets
Current Assets:
Cash and cash equivalents	$3,804	$16,641
Receivables, net	159,967	149,922
Inventories (Note 3)	92,018	76,399
Deferred income taxes	9,176	8,239
Other current assets	8,382	8,047

Total current assets	273,347	259,248

Property, Plant and Equipment:
Cost	832,542	806,359
Less: accumulated depreciation	616,377	595,240

Property, plant and equipment, net	216,165	211,119

Goodwill, net (Note 9)	7,674	7,414

Other intangible assets, net (Note 9)	8,079	8,775

Other non-current assets	32,527	29,603

Total assets	$537,792	$516,159

Liabilities and Stockholders’ Equity
Current Liabilities:
Current maturities of long-term debt (Note 10)	$14,730	$16,777
Accounts payable	112,779	102,264
Accrued liabilities	41,221	43,863

Total current liabilities	168,730	162,904

Deferred income taxes	1,959	2,210

Long-term debt, less current maturities (Note 10)	117,686	108,945

Other non-current liabilities	73,045	74,361

Commitments and Contingencies (Note 4)

Minority Interest	835	905

Stockholders’ Equity:
5-1/2% convertible preferred stock, cumulative, voting without par value; authorized 2,000,000 shares; issued 572,854 shares in 2006 and 575,254 shares in 2005	14,321	14,381
Common stock, $1 par value; authorized 30,000,000 shares; Issued 10,296,406 shares in 2006 and 10,142,853 shares in 2005	10,296	10,143
Additional paid-in capital	30,673	26,812
Accumulated other comprehensive loss (Note 7)	(20,185)	(23,867)
Retained earnings (unrestricted approximately $36,078 in 2006 and $32,520 in 2005)	164,755	162,663
Less: Treasury stock, at cost 1,134,958 shares in 2006 and 1,102,309 in 2005	(24,323)	(23,298)

Stockholders’ equity	175,537	166,834

Total liabilities and stockholders’ equity	$537,792	$516,159

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Six Months Ended June 30
(Dollars in thousands)	2006	2005
Cash Flows From Operating Activities
Net income	$6,126	$9,421
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	19,503	20,008
Deferred compensation	2,580	(760)
Deferred income taxes	(3,466)	(1,828)
Excess tax benefit from stock options	(507)	—
Other non-cash items	182	840
Changes in assets and liabilities:
Receivables, net	(10,176)	(20,683)
Inventories	(14,841)	(11,686)
Other current assets	(298)	1,531
Accounts payable and accrued liabilities	4,057	(3,663)
Pension liabilities	1,404	3,057
Environmental and legal liabilities	65	(526)
Deferred revenues	(222)	(56)

Net Cash Provided By (Used In) Operating Activities	4,407	(4,345)

Cash Flows From Investing Activities
Expenditures for property, plant and equipment	(20,893)	(19,755)
Other non-current assets	5	(153)

Net Cash Used In Investing Activities	(20,888)	(19,908)

Cash Flows From Financing Activities
Revolving debt and notes payable to banks, net	9,762	30,375
Other debt borrowings	1,072	1,457
Other debt repayments	(5,949)	(7,010)
Dividends paid	(4,034)	(3,908)
Stock option exercises	2,526	20
Excess tax benefit from stock options	507	—
Other, net	(243)	—

Net Cash Provided By Financing Activities	3,641	20,934

Effect of Exchange Rate Changes on Cash	3	(28)

Net Decrease in Cash and Cash Equivalents	(12,837)	(3,347)
Cash and Cash Equivalents at Beginning of Period	16,641	6,261

Cash and Cash Equivalents at End of Period	$3,804	$2,914

Supplemental Cash Flow Information
Cash payments of income taxes, net of refunds	$4,351	$6,687

Cash payments of interest	$4,311	$3,911

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

Unaudited

1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements included herein have been prepared by the Stepan Company (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate and make the information presented not misleading. In the opinion of management all normal recurring adjustments necessary to present fairly the condensed consolidated financial position of the Company as of June 30, 2006, and the condensed consolidated results of operations for the three and six months then ended and cash flows for the six months then ended have been included. These financial statements and related footnotes should be read in conjunction with the financial statements and related footnotes included in the Company’s 2005 Form 10-K.

2.	STOCK-BASED COMPENSATION

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment,” which replaced SFAS No. 123, “Accounting for Stock-Based Compensation,” and superseded Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” The accounting standard applies to new awards and to awards modified, repurchased or cancelled after the adoption date and to the unvested portion of awards outstanding as of the adoption date. SFAS No. 123(R) requires the fair value of all share-based payment transactions to be recognized in the financial statements. Prior to January 1, 2006, the Company used the intrinsic value method of APB Opinion No. 25, which resulted in the recognition of no stock-based compensation expense. The Company elected to adopt the new accounting standard using the modified prospective application method. Because prior period financial statements are not restated, financial results are not comparable as reported. The following table reconciles the actual net income and earnings per share results for the three months and six months ended June 30, 2005, to pro forma results for the same periods, as if the Company had applied the fair value recognition provisions of SFAS No. 123(R) for periods prior to January 1, 2006.

(In thousands, except per share amounts)	For the Three Months Ended June 30, 2005	For the Six Months Ended June 30, 2005
Net income, as reported	$6,177	$9,421

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(8)	(12)

Net income, pro forma	$6,169	$9,409

Earnings per share:
Basic – as reported	$0.66	$1.00

Basic – pro forma	$0.66	$1.00

Diluted – as reported	$0.64	$0.97

Diluted – pro forma	$0.64	$0.97

On June 30, 2006, the Company had stock options outstanding under its 1992 Stock Option Plan (1992 Plan), stock options and stock awards outstanding under its 2000 Stock Option Plan (2000 Plan) and stock options outstanding under its 2006 Incentive Compensation Plan (2006 Plan). The 2006 Plan was approved by shareholders at the Company’s annual shareholder meeting held on April 25, 2006. Stock options and stock awards are granted to executives, key employees and outside directors. No further options or awards may be granted under the 1992 Plan or the 2000 Plan. The 2006 Plan authorizes the award of 1,000,000 shares of the Company’s common stock for stock options, stock appreciation rights and stock awards. The compensation cost that was charged against income for all plans was $146,000 and $196,000 for the three and six months ended June 30, 2006. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $36,000 and $44,000 for the same periods. The following provides information regarding the stock option and stock award grants.

Stock Options

Under all plans, stock option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. The option awards generally vest based on two years of continuous service and have 8- to 10-year contractual terms. The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model incorporating the assumptions noted in the following table. Expected volatility is based on the historical volatility of the Company’s stock. The Company also uses historical data to estimate the expected term of options granted. The risk-free rate is the U.S. Treasury note rate that corresponds to the expected option term at the date of grant.

	For the Six Months Ended June 30, 2006	For the Six Months Ended June 30, 2005
Expected dividend yield	3.00%	2.80%
Expected volatility	23.25%	23.10%
Expected life	7.8 years	7.5 years
Risk-free interest rate	4.93%	4.15%

A summary of option activity under the Company’s stock option plans for the six months ended June 30, 2006, is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Options
Outstanding at January 1, 2006	1,340,719	$23.89
Granted	105,595	26.46
Exercised	(150,815)	21.36
Forfeited or expired	(13,714)	25.11

Outstanding at June 30, 2006	1,281,785	24.39	5.34	$9,214

Exercisable at June 30, 2006	1,162,292	24.24	4.92	$8,534

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2006, and June 30, 2005, was $6.44 and $5.01, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2006, and June 30, 2005, was $1,353,000 and $2,000, respectively.

As of June 30, 2006, there was $551,000 of total unrecognized compensation cost related to unvested stock options granted under the Company’s stock option plans. That cost is expected to be recognized over a weighted-average period of 1.6 years.

Cash received from stock option exercises under the Company’s stock option plans for the six months ended June 30, 2006, and June 30, 2005, was $2,526,000 and $20,000, respectively. The actual tax benefit realized for the tax deductions from stock option exercises totaled $507,000 and $1,000 for the six months ended June 30, 2006 and June 30, 2005, respectively.

Stock Awards

In February 2006, the Company granted, to employees, stock awards under the 2000 Stock Option Plan. These are the only such awards granted under the plan. The stock awards vest only upon the Company’s achievement of certain levels of consolidated net income and return on invested capital by the end of the specified measurement period, in this case December 31, 2008. The number of Company shares of common stock ultimately distributed, if any, is contingent upon the level of consolidated net income and return on invested capital attained. The fair value of stock awards equals the grant-date market price of the Company’s common stock, discounted for the estimated amount of dividends that would not be received during the measurement period. Compensation expense is recorded each reporting period based on the probable number of awards that will ultimately vest given the projected level of consolidated net income and return on invested capital. If at the end of the measurement period the performance objectives are not met, no compensation cost is recognized and any compensation expense recorded in prior periods will be reversed. Compensation cost is currently computed based on management’s assessment that the minimum level of the performance objectives will be achieved by the end of the measurement period.

A summary of stock award activity for the six-month period ended June 30, 2006, is presented below:

	Shares	Weighted-Average Grant Date Fair Value
Unvested Stock Awards
Unvested at January 1, 2006	—	—
Granted	83,000	$23.93
Vested	—	—
Forfeited	—	—

Unvested at June 30, 2006	83,000	$23.93

As of June 30, 2006, under the current Company assumption as to the number of stock award shares that will probably vest at the measurement period ended December 31, 2008, there was $386,000 of unrecognized compensation cost related to unvested stock awards. That cost is expected to be recognized over a period of 2.5 years. No stock award shares vested during the six-month period ended June 30, 2006.

In general, it is the Company’s policy to issue new shares of its common stock upon the exercise of stock options or the vesting of stock awards.

3.	INVENTORIES

Inventories comprise the following:

(Dollars in thousands)	June 30, 2006	December 31, 2005
Finished products	$57,419	$48,154
Raw materials	34,599	28,245

Total inventories	$92,018	$76,399

Inventories priced using the last-in, first-out (LIFO) inventory valuation method as of June 30, 2006, and December 31, 2005, amounted to 81 and 78 percent of total inventories, respectively. If the first-in, first-out (FIFO) inventory valuation method had been used for all inventories, inventory balances would have been approximately $22,002,000 and $21,259,000 higher than reported at June 30, 2006, and December 31, 2005, respectively.

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

The Company has estimated a range of possible environmental and legal losses from $8.4 million to $39.2 million at June 30, 2006. At June 30, 2006 and December 31, 2005, the Company’s accrued liability for such losses, which represents the Company’s best estimate within the estimated range of possible environmental and legal losses, was $18.6 million.

For certain sites, estimates cannot be made of the total costs of compliance, or the Company’s share of such costs; consequently, the Company is unable to predict the effect thereof on the Company’s financial position, cash flows and results of operations. Management believes that in the event of one or more adverse determinations in any annual or interim period, the impact on the Company’s cash flows and results of operations for those periods could be material. However, based upon the Company’s present belief as to its relative involvement at these sites, other viable entities’ responsibilities for cleanup, and the extended period over which any costs would be incurred, the Company believes that these matters, individually and in the aggregate, will not have a material effect on the Company’s financial position.

Following are summaries of the environmental proceedings related to the major environmental sites where the Company has or may have responsibility for participating in remediation efforts:

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

Also, the New Jersey Department of Environmental Protection (NJDEP) filed a complaint against the Company and other entities on February 6, 2006, alleging that the defendants discharged hazardous substances at the Maywood site resulting in damage to natural resources. The case was removed to federal court on March 6, 2006, and the NJDEP filed an amended complaint on March 27, 2006. The Company filed its answer to the amended complaint on April 25, 2006. The Company is awaiting the court’s decision regarding the plaintiffs’ motion to remand.

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

Ewan, D’Imperio and Lightman Drum Company Sites

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

In addition to the Ewan and D’Imperio sites, the Company received a Section 104(e) Request for Information from USEPA dated March 21, 2000, regarding the Lightman Drum Company Site located in Winslow Township, New Jersey. The Company responded to this request on May 18, 2000. In addition, the Company received a Notice of Potential Liability and Request to Perform RI/FS dated June 30, 2000, from USEPA. The Company has decided that it will participate in the performance of the RI/FS. Due to the addition of other PRPs,, the Company allocation percentage has decreased. However, the interim allocation has not yet been finalized by the Lightman Yard Steering Committee. In the fourth quarter of 2005, the Company also paid a third assessment in the amount of $42,280.

The Company believes that based on current information it has adequate reserves for the Jerome Lightman-related environmental sites.

Wilmington Site

The Company is currently contractually obligated to contribute to the response costs associated with the Company’s formerly-owned site at 51 Eames Street, Wilmington, Massachusetts. Remediation at this site is being managed by its current owner to whom the Company sold the property in 1980. Under the agreement, once total site remediation costs exceed certain levels, the Company is obligated to contribute up to five percent of future response costs associated with this site with no limitation on the ultimate amount of contributions. To date, the Company has paid the current owner $1.2 million for the Company’s portion of environmental response costs through the first quarter of 2006 (the current owner of the site bills the Company one calendar quarter in arrears). At June 30, 2006, the Company has recorded a reserve of $0.7 million for current and future claims associated with this site. Additionally, the Company received a Notice of Potential Liability letter from USEPA dated January 12, 2006, regarding this site. The Company’s response was filed on February 6, 2006. On June 22, 2006, the Company received a special notice letter from USEPA advising the Company, and the other PRPs at the site, that they have 45 days to begin negotiations with USEPA to conduct certain response actions, including an RI/FS at the site. The Company is currently investigating its options. Depending on the ultimate cost of the remediation at this site, the amount for which the Company is liable could differ from the current estimates.

In addition, the Company and other prior owners entered into an agreement in April 2004 waiving certain statute of limitations defenses for claims which may be filed by the Town of Wilmington, Massachusetts, in connection with this site. While the Company has denied any liability for any such claims, the Company agreed to this waiver while the parties continue to discuss the resolution of any potential claim, which may be filed. Effective March 15, 2006, the Company executed a tolling agreement with potential plaintiffs regarding claims, which may be filed against the Company, and other prior owners regarding this site. The Company is unable to predict what its liability, if any, will be for these potential new claims.

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

Defined Benefit Pension Plan Amendments

During the six-month period ended June 30, 2006, amendments were made to four of the Company’s defined benefit pension plans: the U.S. funded salaried defined benefit pension plan, the non-qualified unfunded supplemental executive defined benefit pension plan, the Maywood, New Jersey, hourly defined benefit pension plan and the Stepan United Kingdom (UK) defined benefit pension plan. The amendments, which are similar for all four plans, took effect on July 1, 2006. The Company froze the defined benefit pension plans at June 30, 2006, which means that no future benefits will accrue under the pension plans after that date. Benefits earned through June 30, 2006, will be available to participants when they retire, in accordance with the terms of the plans. The noted defined benefit pension plans will be replaced with a Company contribution to participants’ defined contribution accounts equal to a fixed percent of base salary. This change will have no impact on current retirees or former employees with vested benefits or employees who terminated or retired by June 30, 2006. The Company will continue to recognize pension expense and cash funding obligations for the frozen defined benefit plans over the remaining lives of such liabilities. The Company will also continue to recognize pension expense for the frozen unfunded supplemental executive defined benefit plan. Details of the effects of the pension plan amendments follow.

U.S. Salaried and Supplemental Executive Defined Benefit Pension Plans

In February 2006, the Company’s Board of Directors approved amendments to the Company’s U.S. funded salaried defined benefit pension plan and its non-qualified unfunded supplemental executive defined benefit pension. As a result of the announced pension plan amendments, the Company remeasured the obligations and assets of the salaried and supplemental executive defined benefit pension plans at February 14, 2006. The assumptions used in the remeasurement of the pension plan obligations were the same as those used in the December 31, 2005, measurement, as disclosed in the Company’s 2005 Annual Report on Form 10-K. The effects of the plan amendments were a $14,310,000 reduction and a $239,000 reduction in the projected benefit obligations of the salaried and supplemental executive defined benefit pension plans, respectively. In addition, the amendments triggered an $111,000 curtailment loss that was recognized as a component of the net periodic benefit cost recorded for the three- month period ended March 31, 2006. At the time of remeasurement, the funded status of the two plans was an excess of plan obligations over plan assets of $23,182,000 compared to $37,662,000 at December 31, 2005.

Maywood, New Jersey, Hourly Defined Benefit Pension Plan

In April 2006, the hourly workers at the Company’s Maywood, New Jersey, plant ratified a new union contract, which resulted in amendments to the hourly defined benefit pension plan. The Company remeasured the obligations and assets of the Maywood hourly defined benefit pension plan at April 18, 2006. With the exception of the discount rate, which was increased from 5.75 percent to 6.25 percent, the assumptions used in the remeasurement of the pension plan obligations were the same as those used in the December 31, 2005, measurement, as disclosed in the Company’s 2005 Annual Report on Form 10-K. The amendment triggered a $281,000 curtailment loss that was recognized as a component of the net periodic benefit cost recorded for the three-month period ended June 30, 2006. At the time of remeasurement, the funded status of the plan was an excess of plan obligations over plan assets of $630,000 compared to $841,000 at December 31, 2005.

Stepan UK Defined Benefit Pension Plan

In June 2006, Stepan UK pension plan trustees approved amendments to the Stepan UK defined benefit pension plan. As a result, the plan obligations and assets were remeasured at June 5, 2006. The discount rate used to measure the plan obligations was updated to a current rate of 5.00 percent compared to 4.70 percent used to measure plan obligations at December 31, 2005. The effect of the plan amendments was a $985,000 reduction in the projected benefit obligations of the Stepan UK defined benefit pension plan. No curtailment gain or loss was triggered as a result of the remeasurement. At the time of remeasurement, the funded status of the plan was an excess of plan obligations over plan assets of $5,323,000 compared to $6,511,000 at December 31, 2005.

Components of Net Periodic Benefit Cost

	UNITED STATES
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2006	2005	2006	2005
Service cost	$732	$932	$1,622	$1,865
Interest cost	1,486	1,521	3,079	3,041
Expected return on plan assets	(1,671)	(1,641)	(3,340)	(3,281)
Amortization of prior service cost	51	88	122	175
Amortization of net loss	333	532	813	1,063
Curtailment loss	281	—	392	—

Net periodic benefit cost	$1,212	$1,432	$2,688	$2,863

	UNITED KINGDOM
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2006	2005	2006	2005
Service cost	$185	$173	$409	$349
Interest cost	203	186	412	375
Expected return on plan assets	(177)	(158)	(356)	(319)
Amortization of net loss	27	15	66	30

Net periodic benefit cost	$238	$216	$531	$435

Employer Contributions

U.S. Plans

The Company expects to contribute approximately $6,095,000 to its funded U.S. qualified pension plans in 2006 and to pay $117,000 in 2006 related to its unfunded non-qualified plans. As of June 30, 2006, $1,128,000 had been contributed to the qualified plans and $72,000 had been paid related to the non-qualified plans.

U.K. Plan

Stepan UK Limited expects to contribute approximately $450,000 to its pension plan in 2006. As of June 30, 2006, $272,000 had been contributed to the U.K. pension plan.

6.	EARNINGS PER SHARE

Below is the computation of basic and diluted earnings per share for the three and six months ended June 30, 2006 and 2005.

	Three Months Ended June 30		Six Months Ended June 30
(In thousands, except per share amounts)	2006	2005	2006	2005
Computation of Basic Earnings per Share
Net income	$3,077	$6,177	$6,126	$9,421
Deduct dividends on preferred stock	(197)	(200)	(395)	(400)

Income applicable to common stock	$2,880	$5,977	$5,731	$9,021

Weighted-average number of common shares outstanding	9,124	8,995	9,085	8,994

Basic earnings per share	$0.32	$0.66	$0.63	$1.00

Computation of Diluted Earnings per Share
Net income	$3,077	$6,177	$6,126	$9,421

Weighted-average number of common shares outstanding	9,124	8,995	9,085	8,994
Add net shares issuable from assumed exercise of options (under treasury stock method)	177	18	145	28
Add weighted-average shares issuable from assumed conversion of convertible preferred stock	656	663	656	663

Shares applicable to diluted earnings	9,957	9,676	9,886	9,685

Diluted earnings per share	$0.31	$0.64	$0.62	$0.97

7.	COMPREHENSIVE INCOME

Comprehensive income includes net income and all other non-owner changes in equity that are not reported in net income. Below is the Company’s comprehensive income for the three and six months ended June 30, 2006 and 2005.

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2006	2005	2006	2005
Net income	$3,077	$6,177	$6,126	$9,421
Other comprehensive income:
Foreign currency translation gain (loss)	2,829	(2,825)	3,052	(4,313)
Unrealized gain (loss) on securities	(59)	113	70	(15)
Minimum pension liability adjustments	353	—	560	—

Comprehensive income	$6,200	$3,465	$9,808	$5,093

The total accumulated other comprehensive losses at June 30, 2006 and December 31, 2005, comprised the following:

(Dollars in thousands)	June 30, 2006	December 31, 2005
Foreign currency translation losses	$(1,787)	$(4,839)

Unrealized gains on securities (net of income taxes of $327 in 2006 and $282 in 2005)	496	426

Minimum pension liability adjustments (net of income taxes of $12,066 in 2006 and $12,435 in 2005)	$(18,894)	$(19,454)

Total accumulated other comprehensive losses	$(20,185)	$(23,867)

8.	SEGMENT REPORTING

The Company has three reportable segments: surfactants, polymers and specialty products. Segment operating results for the three and six months ended June 30, 2006 and 2005 are summarized below:

(Dollars in thousands)	Surfactants	Polymers	Specialty Products	Segment Totals
For the three months ended June 30, 2006
Net sales	$219,089	$64,989	$7,955	$292,033
Operating income	6,315	7,165	1,698	15,178

For the three months ended June 30, 2005
Net sales	$207,051	$64,167	$7,135	$278,353
Operating income	4,642	9,618	1,909	16,169

For the six months ended June 30, 2006
Net sales	$444,366	$122,881	$14,398	$581,645
Operating income	12,107	15,293	2,182	29,582

For the six months ended June 30, 2005
Net sales	$408,209	$121,530	$12,866	$542,605
Operating income	10,099	15,413	2,571	28,083

Below are reconciliations of segment operating income to consolidated income before income taxes:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2006	2005	2006	2005
Operating income segment totals	$15,178	$16,169	$29,582	$28,083
Unallocated corporate expenses	(8,219)	(5,703)	(16,444)	(10,733)
Interest expense	(2,179)	(2,006)	(4,240)	(3,805)
Income (loss) from equity in joint venture	(8)	2	(103)	(106)
Other, net	(368)	724	(226)	694

Consolidated income before income taxes and minority interest	$4,404	$9,186	$8,569	$14,133

9.	GOODWILL AND OTHER INTANGIBLE ASSETS

The Company’s net carrying values of goodwill were $7,674,000 and $7,414,000 as of June 30, 2006 and December 31, 2005, respectively. The entire amount of goodwill relates to the surfactants reporting unit. The change in net carrying value resulted from the effects of currency translation.

The following table reflects the components of all other intangible assets, which have finite lives, as of June 30, 2006 and December 31, 2005.

	Gross Carrying Amount		Accumulated Amortization
(Dollars In thousands)	June 30, 2006	Dec 31, 2005	June 30, 2006	Dec 31, 2005
Other Intangible Assets:
Patents	$2,000	$2,000	$1,067	$1,000
Trademarks	5,523	5,512	3,109	2,916
Customer lists	4,738	4,660	3,901	3,655
Know-how (a)	8,471	8,457	4,576	4,283
Non-compete agreements	—	2,381	—	2,381

Total	$20,732	$23,010	$12,653	$14,235

(a)	Know-how includes intellectual property rights covering proprietary information, written formulae, trade secrets or secret processes, inventions and developmental products (whether patentable or not), discoveries, improvements, compositions, manufacturing processes, manuals, specifications and technical data.

Aggregate amortization expenses for the three and six months ended June 30, 2006, were $377,000 and $753,000, respectively. Aggregate amortization expenses for the three and six months ended June 30, 2005, were $447,000 and $870,000, respectively. Estimated amortization expense for identifiable intangibles assets, other than goodwill, for the current and each of the five succeeding fiscal years are as follows:

(Dollars in thousands)
For year ending 12/31/06	$1,506
For year ending 12/31/07	$1,237
For year ending 12/31/08	$1,133
For year ending 12/31/09	$1,113
For year ending 12/31/10	$1,108
For year ending 12/31/11	$1,108

10.	DEBT

Debt comprises the following:

(Dollars in thousands)	Maturity Dates	June 30 2006	December 31 2005
Unsecured private placement notes
5.69%	2012-2018	$40,000	$40,000
6.86%	2009-2015	30,000	30,000
6.59%	2006-2012	19,091	19,091
7.77%	2006-2008	5,455	8,182

Unsecured U.S. bank debt	2011	10,000	—

Debt of foreign subsidiaries
Bank term loans, foreign currency	2006-2010	21,177	22,315
Other, foreign currency	2006-2015	6,693	6,134

Total Debt		132,416	125,722
Less current maturities		14,730	16,777

Long-term debt		$117,686	$108,945

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

Non-cash investing and financing activities for the six months ended June 30, 2006, included the receipt of shares of the Company’s common stock tendered in lieu of cash by employees exercising stock options. The tendered shares (33,220), which were owned by employees for more than six months, had a value of $1,037,000 and were recorded as treasury stock. There were no shares tendered in lieu of cash during the six months ended June 30, 2005.

Non-cash investing and financing activities for the six months ended June 30, 2005, included a $680,000 capital lease obligation entered into by the Company’s Brazilian subsidiary.

13.	RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken, in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties accounting in interim periods, disclosure and transition. The interpretation is effective for fiscal years beginning after December 15, 2006. The Company is in the process of determining the effects that adoption of FIN 48 will have on the Company’s financial position, cash flows and results of operations.

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

Overview

The Company produces and sells intermediate chemicals that are used in a wide variety of applications worldwide. The overall business comprises three reportable segments:

•	Surfactants – Surfactants, which accounted for 76 percent of consolidated net sales for the first half of 2006, are principal ingredients in consumer and industrial cleaning products such as detergents for washing clothes, dishes, carpets, floors and walls, as well as shampoos, lotions, fabric softeners, toothpastes and cosmetics. Other applications include germicidal quaternary compounds, lubricating ingredients, emulsifiers for spreading agricultural products, biodiesel and plastics and composites. Surfactants are manufactured at six North American sites (five in the U.S. and one in Canada), three European sites (United Kingdom, France and Germany) and three Latin American sites (Mexico, Brazil and Colombia).

•	Polymers – Polymers, which accounted for 21 percent of consolidated net sales for the first half of 2006, include three primary product lines: phthalic anhydride (PA), polyurethane polyols and polyurethane systems. PA is used in polyester alkyd resins and plasticizers for applications in construction materials and components of automotive, boating and other consumer products. Polyurethane polyols are used in the manufacture of laminate insulation board for the construction industry and are also sold to the appliance, coatings, adhesives, sealants and elastomers markets. Polyurethane systems provide thermal insulation and are sold to the construction, industrial and appliance markets. In the U.S., polymer product lines are manufactured at one site. The Company also manufactures polyurethane polyols at its German facility. In 2004, the Company entered into a joint venture agreement with Sinopec Jinling Petrochemical Corporation in Nanjing, China. The joint venture was formed to manufacture the Company’s aromatic polyester polyols for China’s domestic market. In April 2005, construction of a manufacturing facility in Nanjing was completed and the joint venture commenced commercial operations.

•	Specialty Products – Specialty products, which accounted for three percent of consolidated net sales for the first half of 2006, include flavors, emulsifiers and solubilizers used in the food and pharmaceutical industries. Specialty products are manufactured primarily at one U.S. site.

The Company continued to be challenged by rising raw material and energy costs during the first half of 2006. The volatile cost of oil was a major contributor to the high costs that continue to hamper the Company’s profitability. The current profit margin relative to net sales continues to lag behind historical levels. Selling price increases implemented throughout 2005 and into 2006 aided in recovering some profit margin lost to rising raw material costs and natural gas.

The Company produces soybean-based biodiesel for blending with diesel fuel. The demand for biodiesel fuel increased steeply in 2005 as a result of the high price of crude oil, the availability of government excise tax credits and growing interest in renewable energy sources and reduced dependence of foreign oil. First quarter 2006 biodiesel sales were ahead of first quarter 2005 biodiesel sales, but well below sales for last two quarters of 2005, as market demand declined during the cold winter weather. The performance quality of biodiesel is reduced in cold weather. Second quarter 2006 biodiesel sales volume was 45 percent higher than sales volume for the second quarter of 2005. Biodiesel net sales were $11.0 million for the second quarter of 2006, which was $4.6 million, or 72 percent, higher than biodiesel net sales for the same period of 2005. The Company expects sales volume and related profits for biodiesel to improve over the balance of 2006. The Company also continues to evaluate alternatives for greater participation in the biodiesel market.

The Company’s administrative expenses are subject to period-to-period fluctuations due principally to the accounting for its deferred compensation plans. In short, the deferred compensation liability and related expense increase when the price of Stepan common stock or the value of certain mutual funds, to which the deferred compensation plan liability is tied, increases. The liability declines and income is recognized when the price of the Company’s common stock and the value of the applicable mutual funds decline. During the first half of 2006, the Company recorded $2.6 million of expense related to its deferred compensation plans. Compared to $0.7 million of income for the same period of 2005, a $3.3 million unfavorable year-to-year swing in administrative expenses.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2006 and 2005

Summary

Net income for the second quarter of 2006 declined $3.1 million, or 50 percent, to $3.1 million, or $0.31 per diluted share, compared to $6.2 million, or $0.64 per diluted share, for the second quarter of 2005. Operating income fell $3.5 million, or 34 percent, from quarter to quarter due largely to a drop in polymer segment operating income, a $1.3 million increase in compensation expense related to the Company’s deferred compensation plans and a $1.1 million increase in legal and consulting expenses. Surfactants segment operating income improved between quarters. Below is a summary discussion of the major factors leading to the quarter-to-quarter changes in net sales, profits and expenses. A detailed discussion of segment operating performance for the second quarter of 2006 follows the summary.

Consolidated net sales for the second quarter of 2006 were $13.7 million, or five percent, higher than consolidated net sales for the same quarter last year. Increases in selling prices, due primarily to the pass through of higher raw material costs throughout 2005 and into 2006, more than offset a six percent decline in sales volume. All reportable segments reported quarter-to-quarter increases in net sales, although the surfactants segment accounted for $12.0 million, or 88 percent, of the change.

Operating income for the second quarter of 2006 declined $3.5 million, or 34 percent, from operating income for the second quarter of 2005. Gross profit declined $1.5 million, or four percent, and operating expenses increased $2.0 million, or eight percent, for the same period. On a consolidated basis, gross profit as a percent of net sales was at 11 percent for the second quarter of 2006 compared to 12 percent for the same quarter of 2005. The polymers segment accounted for the gross profit decline, as 2005 second quarter gross profit benefited from the filling of a large non-recurring sales contract. Despite lower overall sales volume, surfactants segment gross profit was up due to higher selling prices and a more favorable product mix of sales for North America operations and improved sales volumes in Latin America. Gross profit for the specialty products segment was essentially unchanged between quarters.

The operating expense increase was due to administrative expenses, which increased $2.5 million, or 31 percent. The rise in administrative expense was attributable to higher deferred compensation expense ($1.3 million) and legal and consulting expenses ($1.1 million). Appreciation in the price of the Company’s common stock, to which a large portion of the deferred compensation liability is tied, led to the increase in deferred compensation expense. Outside legal and consulting costs associated with the changes made to the Company’s retirement benefit plans and costs associated with environmental sites drove the growth in legal and consulting expenses.

Interest expense increased $0.2 million, or nine percent, due to higher average interest rates precipitated by a greater mix of long-term fixed rate debt. In addition, current quarter interest rates on short-term borrowings are generally higher than those for the second quarter of 2005.

Other, net, which includes foreign exchange gains and losses and investment related income and expense, was $0.4 million of expense for the second quarter of 2006 compared to $0.7 million of income for the second quarter of 2005. Foreign exchange accounted for the $1.1 million unfavorable quarter-to-quarter swing.

The effective tax rate was 30.7 percent for the second quarter of 2006 compared to 32.9 percent for the same quarter of 2005. The decrease in the effective tax rate was primarily due to biodiesel tax credits that were enacted as part of the Energy Tax Incentives Act of 2005.

Segment Results

(Dollars in thousands)	Surfactants	Polymers	Specialty Products	Segment Results	Corporate	Total
For the three months ended June 30, 2006
Net sales	$219,089	$64,989	$7,955	$292,033	—	$292,033
Operating income	6,315	7,165	1,698	15,178	(8,219)	6,959

For the three months ended June 30, 2005
Net sales	$207,051	$64,167	$7,135	$278,353	—	$278,353
Operating income	4,642	9,618	1,909	16,169	(5,703)	10,466

Surfactants

Surfactants net sales for the second quarter of 2006 increased $12.0 million, or six percent, over net sales for the second quarter of 2005. The effects of higher selling prices, partially offset by an eight percent sales volume decline, led to the increase. A quarter-to-quarter comparison of net sales by region follows:

	Three Months Ended
(Dollars in thousands)	June 30, 2006	June 30, 2005	Increase/ (Decrease)	Percent Change
North America	$155,195	$146,488	$8,707	+6
Europe	44,658	45,459	(801)	-2
Latin America	19,236	15,104	4,132	+27

Total Surfactants Segment	$219,089	$207,051	$12,038	+6

The growth in net sales for North America operations reflected a 19 percent increase in the average selling price that more than offset an 11 percent decline in sales volume. Selling price increases were initiated throughout 2005 and in the first quarter of 2006 to pass rising raw material costs on to customers. A more favorable product mix of sales also contributed to the higher average selling price as most of the sales volume decline was due to a drop in commodity laundry product sales resulting from one customer’s reformulation of its products, due to higher costs, and to the loss of market share by another customer. Sales volume for the Company’s biodiesel product was up 45 percent over the prior year’s quarter and contributed $4.6 million of additional net sales. Sales volume also improved for the Company’s more profitable distributor and specialty foamers product lines.

Net sales for Latin America operations were up due to a 10 percent increase in sales volume and to higher average selling prices. The Company’s Mexico subsidiary accounted for $3.0 million of the net sales improvement due to a 27 percent growth in sales volume. Continued growth in fabric softener sales was the major contributor to Mexico’s net sales and sales volume improvement. The Company’s Brazil and Colombia subsidiaries contributed $0.7 million and $0.4 million, respectively, of Latin America’s net sales increase. European operations net sales were down from quarter to quarter due to a five percent decline in sales volume partially offset by a three percent increase in average selling prices. Net sales and sales volumes declined for Stepan France and Stepan UK, while Stepan Germany posted higher net sales and sales volume.

Surfactants operating income for the second quarter of 2006 improved $1.7 million, or 36 percent, from operating income for the prior year’s second quarter. Gross profit increased $1.4 million, or seven percent, while operating expenses declined $0.3 million, or two percent. Quarter-to-quarter comparisons of gross profit by region and total segment operating expenses and operating income follows:

	Three Months Ended
(Dollars in thousands)	June 30, 2006	June 30, 2005	Increase/ (Decrease)	Percent Change
North America	$15,439	$14,480	$959	+7
Europe	2,656	2,720	(64)	-2
Latin America	2,560	2,101	459	+22

Total Surfactants Segment	$20,655	$19,301	$1,354	+7

Operating Expenses	14,340	14,659	(319)	-2

Operating Income	$6,315	$4,642	$1,673	+36

The improved gross profit for North America operations was driven by the previously noted selling price increases and favorable mix of sales. The selling price increases aided in partially recovering profit margin lost due to rapidly increasing raw material costs. Sales volume gains in the biodiesel, distributor and specialty foamer product lines more than offset the effects of the lower overall North America sales volume that was precipitated by a decline in sales volume for commodity laundry products. Higher manufacturing overhead costs ($1.3 million) negatively affected the quarter-to-quarter gross profit change. The increase in manufacturing costs included higher utility expenses and costs associated with the lockout of hourly workers at the Company’s Fieldsboro, New Jersey, manufacturing facility that was brought on by an unscheduled work stoppage during the negotiations for a collective bargaining agreement at that site. An agreement was reached early May 2006.

Gross profit for Latin America operations was up between quarters on the strength of higher fabric softener sales for the Company’s Mexico subsidiary. Stepan Brazil and Stepan Colombia also posted higher quarter-to-quarter gross profit. European operations posted lower quarter-to-quarter gross profit due to the five percent drop in sales volume. Selling price increases partially mitigated the impact of the reduced sales volume.

The two percent drop in operating expenses was primarily attributable to reduced research and development expenses reported for North America operations. Lower fringe benefit expenses led to the decline in research expenses.

Polymers

Polymers net sales for the second quarter of 2006 increased $0.8 million, or one percent, over net sales for the second quarter of 2005. Higher selling prices, due primarily to the pass through of higher raw material costs throughout 2005, accounted for the small quarter-to-quarter net sales increase. Sales volume was essentially unchanged between quarters. A quarter-to-quarter comparison of net sales by polymer product line is displayed below:

	Three Months Ended
(Dollars in thousands)	June 30, 2006	June 30, 2005	Increase/ (Decrease)	Percent Change
Polyurethane Polyols	$36,262	$33,928	$2,334	+7
Phthalic Anhydride	21,669	19,512	2,157	+11
Polyurethane Systems	7,058	10,727	(3,669)	-34

Total Polymers Segment	$64,989	$64,167	$822	+1

The increase in net sales for polyurethane polyols reflected a four percent increase in sales volume and higher average selling prices. Sales volumes were up in China, where the new manufacturing facility commenced operations in the second quarter of 2005, and in Europe. U.S. sales volumes declined due primarily to sluggish demand from the roofing insulation board market that began in the second half of 2005 in response to high material costs. Higher U.S. selling prices, reflecting increases implemented in 2005 to mitigate the negative impact of rising raw material prices, largely offset the effects of the lower U.S. sales volume. Phthalic anhydride net sales grew entirely as a result of the pass through of raw material cost increases to customers. Sales volume was unchanged from quarter to quarter. A 25 percent drop in sales volume led to the decline in net sales for polyurethane systems. Much of the sales volume decline resulted from a nonrecurring large sales contract that was filled in the second quarter of 2005. The loss of a portion of business at a major customer also contributed to the sales volume decline.

Polymers operating income for the second quarter of 2006 was $7.2 million, down $2.5 million, or 26 percent, from operating income for the second quarter of 2005. Gross profit declined $2.6 million, or 20 percent, while operating expenses fell $0.1 million, or four percent. Quarter-to-quarter comparisons of gross profit by polymer product line and total segment operating expenses and operating income are displayed below:

	Three Months Ended
(Dollars in thousands)	June 30, 2006	June 30, 2005	Increase/ (Decrease)	Percent Change
Polyurethane Polyols	$$7,981	$7,714	$267	+3
Phthalic Anhydride	1,754	2,482	(728)	-29
Polyurethane Systems	999	3,132	(2,133)	-68

Total Polymers Segment	$10,734	$13,328	$(2,594)	-19

Operating Expenses	3,569	3,710	(141)	-4

Operating Income	$7,165	$9,618	$(2,453)	-26

The 68 percent drop in gross profit for polyurethane systems was almost entirely due to the previously mentioned nonrecurring large sales contract filled in the second quarter of 2005. The decline in phthalic anhydride’s gross profit was due to higher manufacturing expenses, specifically the write-off of under-performing catalyst ($0.3 million), increased utility costs ($0.3 million) and unexpected equipment repairs ($0.2 million). The increase in polyurethane polyols gross profit was attributable to U.S. operations, as the previously noted 2005 selling price increases more than offset the impact of lower U.S. sales volume. The Company’s China joint venture also made a modest contribution to gross profit. Despite higher sales volume, European operations reported a decline in gross profit due to difficulty in recovering rising raw material costs.

Operating expenses fell four percent from quarter to quarter largely due to lower U.S. research expenses.

Specialty Products

Net sales for the second quarter of 2006 were $0.8 million, or 11 percent, higher than net sales reported for the second quarter of 2005. All product lines reported improved net sales on higher sales volumes. Operating income declined $0.2 million, or 11 percent, from quarter to quarter due primarily to higher research expenses related to the pharmaceuticals product line. Gross profit for the quarter ended June 30, 2006, was essentially unchanged from gross profit reported for the same period of 2005. The favorable effect of higher sales volume was offset by lower selling prices for the segment’s food ingredients product line. Competitive pressures and a less favorable sales mix led to the reduced selling prices.

Corporate Expenses

Corporate expenses, which primarily include corporate operating (including legal and environmental expenses) expenses that are not allocated to the reportable segments, increased $2.5 million, or 44 percent, to $8.2 million for the second quarter of 2006 from $5.7 million for the second of 2005. The following table depicts the major items that accounted for the quarter-to-quarter corporate expense increase:

(Dollars in millions)
Deferred Compensation	$1.3	(a)
Legal/Environmental Expense	0.8	(b)
Consulting Fees	0.3	(c)
Other	0.1

Total	$2.5

(a)	Reflects $0.9 million of expense for the three months ended June 30, 2006, compared to $0.4 million of income for the same period of 2005. An increase in the price of the Company’s common stock, to which a large part of the deferred compensation liability is tied, led to the current quarter expense. The stock price increased to $31.58 per share at June 30, 2006, from $29.55 per share at March 31, 2006. The price of the Company’s common stock fell $1.41 per share for the same period of 2005, resulting in compensation income.
(b)	Due primarily to an increase in outside legal consultation work related to the Company’s retirement benefit plans and at certain environmental sites.
(c)	Reflects expenses for outside consultants used to aid the Company in making the previously announced changes to its retirement benefit plans.

Six Months Ended June 30, 2006 and 2005

Summary

Net income for the first half of 2006 declined $3.3 million, or 35 percent, to $6.1 million, or $0.62 per diluted share, compared to $9.4 million, or $0.97 per diluted share, for the first half of 2005. Income before income taxes fell $5.6 million, or 39 percent. The decline reflected higher expenses for deferred compensation ($3.3 million), natural gas ($2.6 million), and outside legal and consulting ($1.5 million), an unfavorable swing in foreign exchange losses ($1.1 million) and additional direct manufacturing expenses related to operating the Company’s Fieldsboro, New Jersey, plant during a lockout of hourly workers ($0.8 million). In addition, the prior year income results benefited from a large non-recurring polyurethane systems sales contract. Higher selling prices implemented throughout 2005 and into 2006 to aid in countering the impact of rapidly increasing raw material costs positively affected current year profits. In addition, increased surfactants sales volume in Latin America and Europe favorably contributed to 2006 income. Below is a summary discussion of the major factors leading to the year-to-year changes in net sales, profits and expenses. A detailed discussion of segment operating performance for the first half of 2006 follows the summary.

Consolidated net sales for the first half of 2006 were $39.0 million, or seven percent, higher than consolidated net sales for the first half of 2005. All reportable segments reported year-to-year increases in net sales, although the surfactants segment accounted for $36.2 million, or 93 percent, of the consolidated improvement. Increases in selling prices, due primarily to the pass through of higher raw material costs throughout 2005 and into 2006, was the primary driver for the net sales gain. Sales volume fell two percent from year-to-year. The negative effects of foreign currency translations reduced net sales by $1.9 million.

Operating income for the first half of 2006 was $4.2 million, or 24 percent, lower than operating income for the same period of 2005. Gross profit was up $1.1 million, or two percent, and operating expenses were up $5.3 million, or 11 percent. On a consolidated basis, gross profit as a percent of net sales was 11 percent for the first half of 2006 compared to 12 percent for the first half of 2005. The surfactants segment accounted for the gross profit increase as results for Latin America and Europe operations improved. Gross profit for the polymer and specialty products segments was unchanged from year to year.

The increase in operating expenses was primarily attributable to a $5.4 million, or 35 percent, increase in administrative expenses. A $3.3 million increase in deferred compensation expense, a $1.5 million increase in legal and consulting expenses and a $0.3 million increase in salary expense caused the rise in administrative expenses. Appreciation in the prices of the Company’s common stock, to which the deferred compensation liability is tied, led to the deferred compensation expense increase. Outside legal and consulting costs associated with the changes made to the Company’s retirement benefit plans and costs associated with certain environmental sites drove the growth in legal and consulting expenses. The filling of position vacancies led to the higher salary expense.

Interest expense increased $0.4 million, or 11 percent, due to higher average interest rates precipitated by a greater mix of long-term fixed rate debt. In addition, current year interest rates on short-term borrowings are higher than those for the same period of 2005.

Other, net, which includes foreign exchange gains and losses and investment related income and expense, was $0.2 million of expense for the first half of 2006 compared to $0.7 million of income for the first half of 2005. Foreign exchange gains/losses were $1.1 million unfavorable between years. Also included in other, net was higher investment income earned by the Company’s mutual fund investments held for the deferred compensation plans.

The effective tax rate was 29.4 percent for the first half of 2006 compared to 33.5 percent for the first half of 2005. The decrease in the effective tax rate was primarily due to biodiesel tax credits that were enacted as part of the Energy Tax Incentives Act of 2005.

Segment Results

(Dollars in thousands)	Surfactants	Polymers	Specialty Products	Segment Results	Corporate	Total
For the six months ended June 30, 2006
Net sales	$444,366	$122,881	$14,398	$581,645	—	$581,645
Operating income	12,107	15,293	2,182	29,582	(16,444)	13,138

For the six months ended June 30, 2005
Net sales	$408,209	$121,530	$12,866	$542,605	—	$542,605
Operating income	10,099	15,413	2,571	28,083	(10,733)	17,350

Surfactants

Surfactants net sales for the first half of 2006 increased $36.2 million, or nine percent, over net sales for the first half of 2005. The effects of higher selling prices more than offset a two percent decrease in sales volume. A year-to-year comparison of net sales by region follows:

	Six Months Ended
(Dollars in thousands)	June 30, 2006	June 30, 2005	Increase/ (Decrease)	Percent Change
North America	$313,754	$290,121	$23,633	+8
Europe	92,516	91,029	1,487	+2
Latin America	38,096	27,059	11,037	+41

Total Surfactants Segment	$444,366	$408,209	$36,157	+9

Selling price increases, a more favorable mix of sales and a $2.2 million positive effect of foreign currency translation accounted for the eight percent increase in net sales for North America operations. Sales volume fell seven percent between years. The higher selling prices resulted from price increases made throughout 2005 and into 2006 in response to persistent rising raw material costs. The current year average selling price was 16 percent ahead of last year’s average. A 21 percent drop in sales volume for commodity laundry product lines accounted for most of the year-to-year North America sales volume decline. Customer product reformulations led to the fall in laundry and cleaning products sales volume. Current year sales volume for biodiesel products was up 54 percent over the prior year’s sales volume and resulted in $7.1 million of additional net sales. In addition, distributor and specialty foamers sales volumes were up between years, as efforts to gain additional business in these areas have been fruitful. These products carry higher selling prices and are more profitable than laundry and cleaning products.

Net sales for Latin America operations improved 41 percent on sales volume that grew 23 percent. All three subsidiaries - Mexico, Brazil and Colombia - reported higher sales volumes and higher average selling prices. Stepan Mexico accounted for $7.7 million of the year-to-year growth in net sales on sales volume that increased 35 percent. Higher fabric softener sales drove Mexico’s net sales and sales volume gains. Stepan Colombia and Stepan Brazil contributed $1.8 million and $1.5 million to the Latin America net sales increase. The two percent increase in net sales for Europe operations was principally attributable to a six percent improvement in sales volume. Additional business from a major German customer and the continued benefit of a large competitor’s mid-2005 plant closing in the UK accounted for most of Europe’s sales volume growth. Increased selling prices for Stepan UK also contributed. The negative effects of foreign currency translation reduced Europe’s year-to-year net sales gain by approximately $4.3 million.

Surfactants operating income for the first half of 2006 was up $2.0 million, or 20 percent, over operating income for the same period of 2005. Gross profit increased $1.5 million, or four percent, while operating expenses declined $0.5 million, or two percent. Higher sales volume for the Company’s Latin America and Europe operations and higher selling prices and a more favorable sales mix for North America operations more than offset $1.7 million of higher year-over-year utility expenses, primarily natural gas for U.S. operations, and higher manufacturing costs related to the Fieldsboro plant lockout. In addition, the first half gross profit and operating income results for 2005 benefited from $0.9 million of business interruption insurance income related to the 2004 fire at the Company’s United Kingdom subsidiary. Year-to-year comparisons of gross profit by region and total segment operating expenses and operating income follows:

	Six Months Ended
(Dollars in thousands)	June 30, 2006	June 30, 2005	Increase/ (Decrease)	Percent Change
North America	$28,918	$29,022	$(104)	—
Europe	6,625	6,419	206	+3
Latin America	5,001	3,637	1,364	+38

Total Surfactants Segment	$40,544	$39,078	$1,466	+4

Operating Expenses	28,437	28,979	(542)	-2

Operating Income	$12,107	$10,099	$2,008	+20

Latin America’s 38 percent gross profit improvement resulted from the 23 percent sales volume increase noted above. Stepan Mexico accounted for over half of the gross profit gain,

primarily on strong fabric softener sales. In addition, margins continue to improve for Stepan Brazil as the volume of product being produced in the plant acquired in early 2005 continues to grow. The three percent increase in Europe’s gross profit was attributable to the six percent increase in sales volume and the higher selling prices for Stepan UK. In addition, last year’s gross profit included the previously mentioned business interruption insurance income. Excluding the insurance income, Europe’s gross profit increased $1.1 million, or 20 percent, between years.

North America’s gross profit remained essentially unchanged between years. The effects of lower overall sales volume, higher utility costs and expenses related to the Fieldsboro hourly worker lockout offset the favorable effects of higher selling prices and the favorable mix of sales.

The two percent decline in operating expenses reflected lower North America operations research and development expenses, due largely to reduced fringe benefit expenses and lower laboratory maintenance expenses.

Polymers

Polymers net sales for the first half of 2006 increased $1.4 million, or one percent, over net sales for the same period of 2005. Higher selling prices, due primarily to the pass through of higher raw material costs, more than offset a one percent drop in sales volume. A year-to-year comparison of net sales by polymer product line is displayed below:

	Six Months Ended
(Dollars in thousands)	June 30, 2006	June 30, 2005	Increase/ (Decrease)	Percent Change
Polyurethane Polyols	$68,383	$67,886	$497	+1
Phthalic Anhydride	41,545	35,891	5,654	+16
Polyurethane Systems	12,953	17,753	(4,800)	-27

Total Polymers Segment	$122,881	$121,530	$1,351	+1

The increase in phthalic anhydride net sales was due to an eight percent increase in sales volume and to higher selling prices due to the pass through of raw material cost increases to customers. Gaining additional business at a number of existing customers led to the sales volume growth. The average selling price increased seven percent from year to year. The slight increase in net sales for polyurethane polyols was generated by increased selling prices that more than offset the effects of a four percent decline in sales volume. The higher selling prices reflected increases implemented in 2005 to mitigate the negative impact of rising raw material prices. Lower U.S. sales volumes accounted for the fall in sales volume. The demand for roofing insulation was down through April and began improving in May and June. Sales volumes were up in China, where the new manufacturing facility commenced operations in the second quarter of 2005, and in Europe. The 27 percent drop in net sales for polyurethane systems resulted from a 23 percent decline in sales volume. The sales volume decline was largely due to a nonrecurring large sales contract that was filled in the second quarter of 2005. The loss of a portion of business at a major customer also contributed to the sales volume decline.

Polymers operating income for the first half of 2006 was down $0.1 million, or one percent, from operating income for the first half of 2005. Gross profit increased $0.1 million from year to year, while operating expenses increased $0.2 million. The prior year’s profit results benefited from a large sales contract that was completely filled in the second quarter of 2005. The current year’s profit results benefited from $0.7 million of income related to the settlement of a 2005 claim for to an electrical outage in the Company’s phthalic anhydride plant precipitated by an undersized transformer installed by the Company’s electricity provider (the entire claim settlement was $0.9 million, of which $0.2 million was allocated to the surfactants segment). Year-to-year comparisons of gross profit by polymer product line and total segment operating expenses and operating income are displayed below:

	Six Months Ended
(Dollars in thousands)	June 30, 2006	June 30, 2005	Increase/ (Decrease)	Percent Change
Polyurethane Polyols	$16,196	$14,319	$1,877	+13
Phthalic Anhydride	4,427	3,698	729	+20
Polyurethane Systems	1,728	4,237	(2,509)	-59

Total Polymers Segment	$22,351	$22,254	$97	—

Operating Expenses	7,058	6,841	217	+3

Operating Income	$15,293	$15,413	$(120)	-1

The substantial drop in gross profit for polyurethane systems was due to the large non-recurring 2005 sales contract discussed earlier coupled with the reduced sales volume from normal business. The year-to-year increase in gross profit for polyurethane polyols was attributable to improved pricing in the U.S. Gross profit for Europe’s polyurethane polyol operations fell $2.3 million due to the difficulty in recovering rising raw material costs. Gross profit for phthalic anhydride improved as a result of the eight percent growth in sales volume and the above noted settlement income. Higher manufacturing expenses, specifically higher maintenance ($0.4 million) and utility costs ($0.3 million) along with the write-off of under-performing catalyst ($0.3 million) negatively affected phthalic anhydride’s 2006 gross profit.

The $0.2 million increase in operating expenses was attributable to higher marketing expenses for both U.S. and European operations.

Specialty Products

Net sales for the first half of 2006 were $1.5 million, or 12 percent, higher than net sales reported for the first half of 2005. All product lines reported improved net sales on higher sales volumes. Operating income declined $0.4 million, or 15 percent, between years due primarily to a higher allocation of research expenses related to the pharmaceuticals product line. Gross profit for the six months ended June 30, 2006, was down $0.1 million, or two percent, from gross profit reported for the same period of 2005. The favorable effect of higher sales volume was offset by lower selling prices for the segment’s food ingredients product line. Competitive pressures and a less favorable sales mix led to the reduced selling prices.

Corporate Expenses

Corporate expenses, which primarily include corporate operating (including legal and environmental expenses) expenses that are not allocated to the reportable segments, increased $5.7 million, or 53 percent, to $16.4 million for the first half of 2006 from $10.7 million for the first half of 2005. The following table depicts the major items that accounted for the year-to-year corporate expense increase:

(Dollars in millions)
Deferred Compensation	$3.3	(a)
Legal/Environmental Expense	1.1	(b)
Consulting Fees	0.4	(c)
Salary Expense	0.3	(d)
Stock-based Compensation	0.2	(e)
Other	0.4

Total	$5.7

(a)	Reflects $2.6 million of expense for the six months ended June 30, 2006, compared to $0.7 million of income for the same period of 2005. An increase in the price of the Company’s common stock, to which a large part of the deferred compensation liability is tied, led to the current quarter expense. The stock price increased to $31.58 per share at June 30, 2006, from $26.89 per share at December 31, 2005. The price of the Company’s common stock fell $2.26 per share for the same period of 2005, resulting in compensation income.
(b)	Due primarily to an increase in outside legal consultation work related to the Company’s retirement benefit plans and at certain environmental sites.
(c)	Reflects expenses for outside consultants used to aid the Company in making the previously announced changes to its retirement benefit plans.
(d)	Largely due to the filling of open staff positions and to normal pay increases.
(e)	Reflects compensation expense related to the Company’s stock options and stock awards. No stock-based compensation expense was recorded in 2005.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities provided cash of $4.4 million for the six months ended June 30, 2006 compared to consuming $4.3 million for the same period in 2005. Net income declined by $3.3 million from year to year. Working capital required $21.3 million of cash for the year to date compared to $34.5 million for the same period in 2005. The growth in accounts receivable was lower in 2006 than in 2005, and although inventories required more cash in 2006 than in 2005, the increased cash requirement was more than offset by accounts payable increases for the current year period.

Capital expenditures totaled $20.9 million for the first six months of 2006, compared to $19.8 million for the prior year period. Capital spending for the full year is projected to increase by 10 percent to 20 percent compared to $41.5 million for all of 2005.

Since last year end, total company debt, excluding capitalized leases, increased by $6.7 million, from $125.7 million to $132.4 million. During late 2005, the Company completed a new term loan of $40 million, in part to pre-fund anticipated cash needs for 2006. As a result, the Company was able to use $11.6 million of the planned 2005 cash surplus to supplement new debt during 2006. As of June 30, 2006, the ratio of long-term debt to long-term debt plus shareholders’ equity was 40.1 percent, compared to 39.5 percent as of December 31, 2005.

As of June 30, 2006, Company debt included $94.5 million of unsecured promissory notes with maturities extending through 2018. These notes are the Company’s primary source of long-term debt financing, and are supplemented by bank credit facilities to meet short and medium term needs.

The Company maintains contractual relationships with its U.S. banks that provide for revolving credit of up to $60.0 million, which may be drawn upon as needed for general corporate purposes through April 20, 2011 under a revolving credit agreement. At June 30, 2006, borrowings under committed U.S. credit lines totaled $10.0 million. The Company also meets short-term liquidity requirements through uncommitted U.S. bank lines of credit.

The Company’s foreign subsidiaries maintain bank term loans and short-term bank lines of credit in their respective local currencies to meet working capital requirements as well as to fund capital expenditure programs and acquisitions. As of June 30, 2006, the Company’s European subsidiaries had term loans totaling $17.6 million including current maturities. The European subsidiaries also had short-term debt totaling $5.4 million under short-term bank credit lines as of June 30, 2006, with unborrowed capacity of approximately $10.7 million at that date. The Company’s Mexican subsidiary had $1.6 million of debt outstanding at June 30, 2006. The Company’s Chinese joint venture had $3.2 million of bank debt for which Stepan Company has issued a guaranty for the Company’s proportionate interest (55 percent) of the credit facilities.

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

PENSION PLANS

The Company expects to contribute approximately $6.7 million to its pension plans in 2006. During the six-month period ended June 30, 2006, amendments were made to four of the Company’s defined benefit pension plans: the U.S. funded salaried defined benefit pension plan, the non-qualified unfunded supplemental executive defined benefit pension plan, the Maywood, New Jersey, hourly defined benefit pension plan and the Stepan United Kingdom (UK) defined benefit pension plan. The Company froze the noted defined benefit pension plans at June 30, 2006, which means that no future benefits will accrue under the pension plans after that date. The defined benefit pension plans will be replaced with a Company contribution to participants’

defined contribution accounts equal to a fixed percent of base salary. The Company does not expect any full year savings in the near future, as the expense related to the defined contribution plans is expected to offset any reduction in defined benefit pension expense. The volatility in pension expense should decline. See Note 5 to the consolidated financial statements for further information about the pension plan changes.

ENVIRONMENTAL AND LEGAL MATTERS

The Company is subject to extensive federal, state and local environmental laws and regulations. Although the Company’s environmental policies and practices are designed to ensure compliance with these laws and regulations, future developments and increasingly stringent environmental regulation could require the Company to make additional unforeseen environmental expenditures. The Company will continue to invest in the equipment and facilities necessary to comply with existing and future regulations. During the second quarter of 2006, the Company’s expenditures for capital projects related to the environment were $0.7 million. These projects are capitalized and depreciated over their estimated useful lives, which is typically 10 years. Recurring costs associated with the operation and maintenance of facilities for waste treatment and disposal and managing environmental compliance in ongoing operations at our manufacturing locations were approximately $6.2 million and $5.4 million for the first six months of 2006 and 2005, respectively. While difficult to project, it is not anticipated that these recurring expenses will increase significantly in the future.

Over the years, the Company has received requests for information related to or has been named by the government as a potentially responsible party at 22 waste disposal sites where cleanup costs have been or may be incurred under CERCLA and similar state statutes. In addition, damages are being claimed against the Company in general liability actions for alleged personal injury or property damage in the case of some disposal and plant sites. The Company believes that it has made adequate provisions for the costs it may incur with respect to the sites. It is the Company’s accounting policy to record liabilities when environmental assessments and/or remedial efforts are probable and the cost or range of possible costs can be reasonably estimated. When no amount within the range is a better estimate than any other amount, the minimum is accrued. Some of the factors on which the Company bases its estimates include information provided by feasibility studies, potentially responsible party negotiations and the development of remedial action plans. Because reported liabilities are recorded based on estimates, actual amounts could differ from those estimates. After partial remediation payments at certain sites, the Company has estimated a range of possible environmental and legal losses from $8.4 million to $39.2 million at June 30, 2006, which is unchanged from the range at December 31, 2005. At June 30, 2006 and December 31, 2005, the Company’s accrued liability for such losses, which represents the Company’s best estimate within the estimated range of possible environmental and legal losses, was $18.6 million. During the first six months of 2006, non-capital cash outlays related to legal and environmental matters approximated $1.6 million compared to $1.3 million for the first six months of 2005.

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

OUTLOOK

Although sales volume was weak in April, it steadily improved throughout the remainder of the second quarter. The Company expects improved sales volume and operating income from the polymers segment in the second half of 2006. Management has announced price increases for the polymer segment to recover continued raw material cost increases tied to crude oil. Although sales volume for commodity laundry products is expected to fall short of last year’s levels, surfactants segment operating income is projected to improve in the second half of 2006 due to a favorable mix of sales. Fabric softener sales are expected to continue to grow. The fabric softener plant at the Company’s Philippine joint venture was completed in the second quarter of 2006, and commercial operations have commenced. Further fabric softener expansion at Stepan Mexico is underway. As noted earlier, biodiesel profit should improve over the balance of the year. The Company continues to explore opportunities for greater participation in the biodiesel market.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 13 to the consolidated financial statements, included in Part I, Item 1, for information on recent accounting pronouncements that may affect the Company.

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

Also, the New Jersey Department of Environmental Protection (NJDEP) filed a complaint against the Company and other entities on February 6, 2006, alleging that the defendants discharged hazardous substances at the Maywood site resulting in damage to natural resources. The case was removed to federal court on March 6, 2006, and the NJDEP filed an amended complaint on March 27, 2006. The Company filed its answer to the amended complaint on April 25, 2006. The Company is awaiting the court’s decision regarding the plaintiffs’ motion to remand.

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

Ewan, D’Imperio and Lightman Drum Company Sites

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

In addition to the Ewan and D’Imperio sites, the Company received a Section 104(e) Request for Information from USEPA dated March 21, 2000, regarding the Lightman Drum Company Site located in Winslow Township, New Jersey. The Company responded to this request on May 18, 2000. In addition, the Company received a Notice of Potential Liability and Request to Perform RI/FS dated June 30, 2000, from USEPA. The Company has decided that it will participate in the performance of the RI/FS. Due to the addition of other PRPs, the Company’s allocation percentage has decreased. However, the interim allocation has not yet been finalized by the Lightman Yard Steering Committee. In the fourth quarter of 2005, the Company also paid a third assessment in the amount of $42,280.

The Company believes that based on current information it has adequate reserves for the Jerome Lightman-related environmental sites.

Wilmington Site

The Company is currently contractually obligated to contribute to the response costs associated with the Company’s formerly-owned site at 51 Eames Street, Wilmington, Massachusetts. Remediation at this site is being managed by its current owner, to whom the Company sold the property in 1980. Under the agreement, once total site remediation costs exceed certain levels, the Company is obligated to contribute up to five percent of future response costs associated with this site with no limitation on the ultimate amount of contributions. To date, the Company has paid the current owner $1.2 million for the Company’s portion of environmental response costs through the first quarter of 2006 (the current owner of the site bills the Company one calendar quarter in arrears). At June 30, 2006, the Company has recorded a reserve of $0.7 million for current and future claims associated with this site. Additionally, the Company received a Notice of Potential Liability letter from USEPA dated January 12, 2006, regarding this site. The Company’s response was filed on February 6, 2006. On June 22, 2006, the Company received a special notice letter from USEPA advising the Company, and the other PRPs at the site, that they have 45 days to begin negotiations with USEPA to conduct certain response actions, including an RI/FS at the site. The Company is currently investigating its options. Depending on the ultimate cost of the remediation at this site, the amount for which the Company is liable could differ from the current estimates.

In addition, the Company and other prior owners entered into an agreement in April 2004 waiving certain statute of limitations defenses for claims which may be filed by the Town of Wilmington, Massachusetts, in connection with this site. While the Company has denied any liability for any such claims, the Company agreed to this waiver while the parties continue to discuss the resolution of any potential claim, which may be filed. Effective March 15, 2006, the Company executed a tolling agreement with potential plaintiffs regarding claims, which may be filed against the Company and other prior owners regarding this site. The Company is unable to predict what its liability, if any, will be for these potential new claims.

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

Item 1A – Risk Factors

There have been no material changes from the risk factors disclosed in the Company’s 2005 Annual Report on Form 10-K.

Item 2. – Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Below is a summary by month of share purchases by the Company during the first six months of 2006:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April	29,052	$31.45	N/A	N/A

May	2,050	$31.19	N/A	N/A

June	—	—	N/A	N/A

(a)	Reflects shares of the Company’s common stock, owned by employees and non-employee directors for more than six months, which were tendered by them in lieu of cash when exercising stock options.

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Submission of Matters to a Vote of Security Holders

None

Item 5 – Other Information

None

Item 6 – Exhibits

(a)	Exhibit 4(v)	–	Copy of Credit Agreement, dated April 20, 2006, with J. P. Morgan Chase Bank, NA; Bank of America, NA; and Harris, NA and filed with the Company’s Form 8-K on April 26, 2006, and incorporated herein by reference.

(b)	Exhibit 10(i)	–	Copy of Company’s 2006 Incentive Compensation Plan and filed with the Company’s Form S-8 on April 27, 2006, and incorporated herein by reference.

(c)	Exhibit 10(i)1	–	Copy of Form of Non-employee Director Non-qualified Stock Option Agreement under Stepan Company 2006 Incentive Compensation Plan and filed with the Company’s Form 8-K on April 27, 2006, and incorporated herein by reference.

(d)	Exhibit 31.1	–	Certification of President and Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)

(e)	Exhibit 31.2	–	Certification of Vice President – Finance pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)

(f)	Exhibit 32	–	Certification pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEPAN COMPANY
Date: August 4, 2006
/s/ J. E. Hurlbutt
J. E. Hurlbutt
Vice President - Finance