Form 10-Q
period 2006-09-30
STEPAN CO
filed 2006-11-03
CIK 94049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2006
Common Stock, $1 par value	9,169,341 Shares

Part I FINANCIAL INFORMATION

Item 1 - Financial Statements

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Unaudited

(Dollars in thousands, except per share amounts)	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Net Sales	$302,773	$265,717	$884,418	$808,322
Cost of Sales	266,877	232,998	782,944	711,084

Gross Profit	35,896	32,719	101,474	97,238

Operating Expenses:
Marketing	8,876	7,907	25,874	24,372
Administrative	7,858	9,636	28,807	25,143
Research, development and technical services	7,885	7,122	22,378	22,319

	24,619	24,665	77,059	71,834

Operating Income	11,277	8,054	24,415	25,404

Other Income (Expenses):
Interest, net	(2,333)	(1,994)	(6,573)	(5,799)
Loss from equity in joint venture	(134)	(119)	(237)	(225)
Other, net	308	(122)	82	572

	(2,159)	(2,235)	(6,728)	(5,452)

Income Before Provision for Income Taxes and Minority Interest	9,118	5,819	17,687	19,952
Provision for Income Taxes	3,105	1,652	5,623	6,385
Minority Interest	78	(1)	153	20

Net Income	$6,091	$4,166	$12,217	$13,587

Net Income Per Common Share (Note 6):
Basic	$0.64	$0.44	$1.28	$1.44

Diluted	$0.61	$0.43	$1.23	$1.40

Shares Used to Compute Net Income Per Common Share (Note 6):
Basic	9,168	9,006	9,113	8,998

Diluted	9,982	9,757	9,918	9,709

Dividends per Common Share	$0.2000	$0.1950	$0.6000	$0.5850

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(Dollars in thousands)	September 30, 2006	December 31, 2005
Assets
Current Assets:
Cash and cash equivalents	$5,284	$16,641
Receivables, net	171,616	149,922
Inventories (Note 3)	89,416	76,399
Deferred income taxes	9,060	8,239
Other current assets	9,384	8,047

Total current assets	284,760	259,248

Property, Plant and Equipment:
Cost	841,901	806,359
Less: accumulated depreciation	625,042	595,240

Property, plant and equipment, net	216,859	211,119

Goodwill, net (Note 9)	7,712	7,414

Other intangible assets, net (Note 9)	7,709	8,775

Other non-current assets (Note 12)	31,104	29,603

Total assets	$548,144	$516,159

Liabilities and Stockholders’ Equity
Current Liabilities:
Current maturities of long-term debt (Note 10)	$16,866	$16,777
Accounts payable	108,648	102,264
Accrued liabilities	42,860	43,863

Total current liabilities	168,374	162,904

Deferred income taxes	1,874	2,210

Long-term debt, less current maturities (Note 10)	124,233	108,945

Other non-current liabilities	71,948	74,361

Commitments and Contingencies (Note 4)

Minority Interest	764	905

Stockholders’ Equity:
5 1/2% convertible preferred stock, cumulative, voting without par value; authorized 2,000,000 shares; issued 572,854 shares in 2006 and 575,254 shares in 2005	14,321	14,381
Common stock, $1 par value; authorized 30,000,000 shares; issued 10,304,299 shares in 2006 and 10,142,853 shares in 2005	10,304	10,143
Additional paid-in capital	31,010	26,812
Accumulated other comprehensive loss (Note 7)	(19,177)	(23,867)
Retained earnings (unrestricted approximately $40,020 in 2006 and $32,520 in 2005)	168,816	162,663
Less: Treasury stock, at cost 1,134,958 shares in 2006 and 1,102,309 in 2005	(24,323)	(23,298)

Stockholders’ equity	180,951	166,834

Total liabilities and stockholders’ equity	$548,144	$516,159

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(Dollars in thousands)	Nine Months Ended September 30
	2006	2005
Cash Flows From Operating Activities
Net income	$12,217	$13,587
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	29,078	29,494
Deferred compensation	1,901	989
Deferred income taxes	(1,726)	(1,496)
Other non-cash items	108	(1,057)
Changes in assets and liabilities:
Receivables, net	(21,473)	(17,089)
Inventories	(11,916)	(15,890)
Other current assets	(1,226)	1,832
Accounts payable and accrued liabilities	4,459	1,331
Pension liabilities	(2,220)	2,599
Environmental and legal liabilities	34	(601)
Deferred revenues	(446)	(168)
Excess tax benefit from stock options	(531)	—

Net Cash Provided By Operating Activities	8,259	13,531

Cash Flows From Investing Activities
Expenditures for property, plant and equipment	(30,221)	(29,129)
Other, net	(29)	(111)

Net Cash Used In Investing Activities	(30,250)	(29,240)

Cash Flows From Financing Activities
Revolving debt and notes payable to banks, net	19,586	26,082
Other debt borrowings	1,573	2,734
Other debt repayments	(7,537)	(10,033)
Dividends paid	(6,064)	(5,864)
Stock option exercises	2,739	355
Excess tax benefit from stock options	531	—
Other, net	(200)	—

Net Cash Provided By Financing Activities	10,628	13,274

Effect of Exchange Rate Changes on Cash	6	52

Net Decrease in Cash and Cash Equivalents	(11,357)	(2,383)
Cash and Cash Equivalents at Beginning of Period	16,641	6,261

Cash and Cash Equivalents at End of Period	$5,284	$3,878

Supplemental Cash Flow Information
Cash payments of income taxes, net of refunds	$5,692	$8,046

Cash payments of interest	$6,125	$5,986

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

Unaudited

1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements included herein have been prepared by Stepan Company (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate and make the information presented not misleading. In the opinion of management, all normal recurring adjustments necessary to present fairly the condensed consolidated financial position of the Company as of September 30, 2006, and the condensed consolidated results of operations for the three and nine months then ended and cash flows for the nine months then ended have been included. These financial statements and related footnotes should be read in conjunction with the financial statements and related footnotes included in the Company’s 2005 Form 10-K.

2.	STOCK-BASED COMPENSATION

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment, which replaced SFAS No. 123, “Accounting for Stock-Based Compensation”, and superseded Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. The accounting standard applies to new awards and to awards modified, repurchased or cancelled after the adoption date and to the unvested portion of awards outstanding as of the adoption date. SFAS No. 123(R) requires the fair value of all share-based payment transactions to be recognized in the financial statements. Prior to January 1, 2006, the Company used the intrinsic value method of APB Opinion No. 25, which resulted in the recognition of no stock-based compensation expense. The Company elected to adopt the new accounting standard using the modified prospective application method. Because prior period financial statements are not restated, financial results are not comparable as reported. The following table reconciles the actual net income and earnings per share results for the three months and nine months ended September 30, 2005, to pro forma results for the same periods, as if the Company had applied the fair value recognition provisions of SFAS No. 123(R) for periods prior to January 1, 2006. In December 2004, the Company’s Board of Directors approved the acceleration of the vesting periods for most of the stock options that were unvested at that time. As a result, there were very few unvested stock options outstanding throughout 2005, which accounts for the low 2005 pro forma compensation expense.

(In thousands, except per share amounts)	For the Three Months Ended September 30, 2005	For the Nine Months Ended September 30, 2005
Net income, as reported	$4,166	$13,587

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(11)	(23)

Net income, pro forma	$4,155	$13,564

Earnings per share:
Basic – as reported	$0.44	$1.44

Basic – pro forma	$0.44	$1.44

Diluted – as reported	$0.43	$1.40

Diluted – pro forma	$0.43	$1.40

On September 30, 2006, the Company had stock options outstanding under its 1992 Stock Option Plan (1992 Plan), stock options and stock awards outstanding under its 2000 Stock Option Plan (2000 Plan) and stock options outstanding under its 2006 Incentive Compensation Plan (2006 Plan). The 2006 Plan was approved by shareholders at the Company’s annual shareholder meeting held on April 25, 2006. Stock options and stock awards are granted to executives, key employees and outside directors. No further options or awards may be granted under the 1992 Plan or the 2000 Plan. The 2006 Plan authorizes the award of 1,000,000 shares of the Company’s common stock for stock options, stock appreciation rights and stock awards. The compensation cost that was charged against income for all plans was $102,000 and $298,000 for the three and nine months ended September 30, 2006. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $22,000 and $66,000 for the same periods. The following provides information regarding the stock option and stock award grants.

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

	For the Nine Months Ended September 30, 2006	For the Nine Months Ended September 30, 2005
Expected dividend yield	3.00%	2.80%
Expected volatility	23.25%	23.10%
Expected life	7.8 years	7.5 years
Risk-free interest rate	4.93%	4.15%

A summary of option activity under the Company’s stock option plans for the nine months ended September 30, 2006, is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Options
Outstanding at January 1, 2006	1,340,719	$23.89
Granted	105,595	26.46
Exercised	(158,708)	21.47
Forfeited or expired	(31,112)	23.66

Outstanding at September 30, 2006	1,256,494	24.42	5.03	$6,040

Exercisable at September 30, 2006	1,154,399	24.24	4.66	$5,758

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2006, and September 30, 2005, was $6.44 and $5.01, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2006, and September 30, 2005, was $1,416,000 and $105,000, respectively.

As of September 30, 2006, there was $442,000 of total unrecognized compensation cost related to unvested stock options granted under the Company’s stock option plans. That cost is expected to be recognized over a weighted-average period of 1.4 years.

Cash received from stock option exercises under the Company’s stock option plans for the nine months ended September 30, 2006, and September 30, 2005, was $2,739,000 and $355,000, respectively. The actual tax benefit realized for the tax deductions from stock option exercises totaled $531,000 and $33,000 for the nine months ended September 30, 2006, and September 30, 2005, respectively.

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

A summary of stock award activity for the nine-month period ended September 30, 2006, is presented below:

	Shares	Weighted-Average Grant Date Fair Value
Unvested Stock Awards
Unvested at January 1, 2006	—	—
Granted	83,000	$23.93
Vested	—	—
Forfeited	2,000	$23.93

Unvested at September 30, 2006	81,000	$23.93

As of September 30, 2006, under the current Company assumption as to the number of stock award shares that will probably vest at the measurement period ended December 31, 2008, there was $347,000 of unrecognized compensation cost related to unvested stock awards. That cost is expected to be recognized over a period of 2.3 years. No stock award shares vested during the nine-month period ended September 30, 2006.

In general, it is the Company’s policy to issue new shares of its common stock upon the exercise of stock options or the vesting of stock awards.

3.	INVENTORIES

Inventories comprise the following:

(Dollars in thousands)	September 30, 2006	December 31, 2005
Finished products	$57,797	$48,154
Raw materials	31,619	28,245

Total inventories	$89,416	$76,399

Inventories priced using the last-in, first-out (LIFO) inventory valuation method as of September 30, 2006, and December 31, 2005, amounted to 79 and 78 percent of total inventories, respectively. If the first-in, first-out (FIFO) inventory valuation method had been used for all inventories, inventory balances would have been approximately $24,296,000 and $21,259,000 higher than reported at September 30, 2006, and December 31, 2005, respectively.

4.	CONTINGENCIES

There are a variety of legal proceedings pending or threatened against the Company that occur in the normal course of the Company’s business. Some of these proceedings may result in fines, penalties, judgments or costs being assessed against the Company at some future time. The Company’s operations are subject to extensive local, state and federal regulations, including the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) and the Superfund amendments of 1986 (“Superfund”). Over the years, the Company has received requests for information related to or has been named by the government as a PRP at 22 waste disposal sites where clean up costs have been or may be incurred under CERCLA and similar state statutes. In addition, damages are being claimed against the Company in general liability actions for alleged personal injury or property damage in the case of some disposal and plant sites. The Company believes that it has made adequate provisions for the costs it may incur with respect to these sites.

The Company has estimated a range of possible environmental and legal losses from $10.4 million to $39.2 million at September 30, 2006. At September 30, 2006 and December 31, 2005, the Company’s accrued liability for such losses, which represents the Company’s best estimate within the estimated range of possible environmental and legal losses, was $18.6 million.

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

Following are summaries of the environmental proceedings related to the major environmental sites where the Company has or may have responsibility for participating in remediation efforts:

Maywood, New Jersey Site

The Company’s property in Maywood, New Jersey and property formerly owned by the Company adjacent to its current site and other nearby properties (Maywood site) were listed on the National Priorities List in September 1993 pursuant to the provisions of CERCLA because of certain alleged chemical contamination. Pursuant to an

Administrative Order on Consent entered into between USEPA and the Company for property formerly owned by the Company, and the issuance of an order by USEPA to the Company for property currently owned by the Company, the Company completed a Remedial Investigation Feasibility Study (RI/FS) in 1994. The Company submitted the Draft Final FS for Soil and Source Areas (Operable Unit 1) in September 2002. In addition, the Company submitted the Draft Final FS for Groundwater (Operable Unit 2) in June 2003. The Company is awaiting the issuance of a Record of Decision (ROD) from USEPA relating to the Maywood site and the proposed chemical remediation. The final ROD will be issued sometime after a public comment period.

Also, the New Jersey Department of Environmental Protection (NJDEP) filed a complaint against the Company and other entities on February 6, 2006, alleging that the defendants discharged hazardous substances at the Maywood site and at neighboring properties not part of the Maywood site resulting in damage to natural resources and the incurrence of response costs. The complaint was amended and removed to federal court but was remanded to state court on September 22, 2006.

The Company believes it has adequate reserves for claims associated with the Maywood site, and has recorded a liability for the estimated probable costs it expects to incur at the Maywood site related to remediation of chemical contamination. However, depending on the results of the ongoing discussions with USEPA, the final cost of such remediation could differ from the current estimates.

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

Ewan, D’Imperio and Lightman Drum Company Sites

During the mid-1970’s, Jerome Lightman and the Lightman Drum Company allegedly disposed of hazardous substances at several sites in New Jersey. The Company has been named as a potentially responsible party (PRP) in the case United States v. Lightman (1:92-cv-4710 D.N.J.), which involves the D’Imperio Superfund Site and the Ewan Superfund Site, both located in New Jersey. The Company has reached an agreement in principal with respect to the past costs and future allocation percentage in said litigation for costs related to the D’Imperio Superfund Site, including costs to comply with USEPA’s Unilateral Administrative Orders, as well as for the past costs and allocation percentage at the Ewan Superfund Site. Such agreement in principal is subject to additional approvals. On September 22, 2006, the Court dismissed the litigation subject to a petition to reopen if the settlement is not finalized in 60 days. On a related matter, if the aforementioned litigation is settled, the Company, as a condition of settlement, will dismiss its appeal currently pending in the United States Third Circuit Court of Appeals objecting to the lodging of a partial consent decree in favor of the United States Government in this litigation. Under the partial consent decree, the government recovered past costs at the D’Imperio Superfund Site from all PRPs including the Company. The Company paid its assessed share but will not seek to recover the sums it paid if the settlement is finalized. The Company believes that a resolution of its liability for this litigation will not have a material impact on the financial position, results of operations or cash flows of the Company.

Regarding the D’Imperio Superfund Site, USEPA previously indicated it would seek penalty claims against the Company based on the Company’s alleged noncompliance with the Modified Unilateral Administrative Order issued in January 2000 (Order). In December 2004, the Company entered into a Consent Decree with USEPA, which resolves USEPA’s claims asserted against the Company for the alleged noncompliance with the Order. The settlement amount paid pursuant to the Consent Decree did not have a material impact on the financial position, results of operations or cash flows of the Company. In addition, the Company received notice from the NJDEP dated March 21, 2001, that NJDEP will pursue cost recovery against the alleged responsible parties, including the Company, in connection with the D’Imperio Superfund Site. The NJDEP’s claims include costs related to remediation of the D’Imperio Superfund Site in the amount of $434,406 (as of November 3, 2000) and alleged natural resource damages in the amount of $529,584. The NJDEP settled such claims against the alleged responsible parties, resulting in the Company paying its portion ($83,061) in July 2002.

In addition to the Ewan and D’Imperio Superfund Sites, the Company received a Section 104(e) Request for Information from USEPA dated March 21, 2000, regarding the Lightman Drum Company Site located in Winslow Township, New Jersey. The Company responded to this request on May 18, 2000. In addition, the Company received a Notice of Potential Liability and Request to Perform RI/FS dated June 30, 2000, from USEPA. The Company has decided that it will participate in the performance of the RI/FS as a member of the Lightman Yard PRP Group. Due to the addition of other PRPs, the Company allocation percentage has decreased. However, the allocation has not yet been finalized by the Lightman Yard PRP Group. In the fourth quarter of 2005, the Company paid a third assessment in the amount of $42,280.

The Company believes that based on current information it has adequate reserves for the Jerome Lightman-related environmental sites.

Wilmington Site

The Company is currently contractually obligated to contribute to the response costs associated with the Company’s formerly-owned site at 51 Eames Street, Wilmington, Massachusetts. Remediation at this site is being managed by its current owner to whom the Company sold the property in 1980. Under the agreement, once total site remediation costs exceed certain levels, the Company is obligated to contribute up to five percent of future response costs associated with this site with no limitation on the ultimate amount of contributions. To date, the Company has paid the current owner $1.2 million for the Company’s portion of environmental response costs through the second quarter of 2006 (the current owner of the site bills the Company one calendar quarter in arrears). At September 30, 2006, the Company has recorded a reserve of $0.7 million for current and future claims associated with this site. Depending on the ultimate cost of the remediation at this site, the amount for which the Company is liable could differ from the current estimates.

In addition, the Company received a Notice of Potential Liability letter from USEPA dated January 12, 2006, regarding this site. The Company’s response was filed on January 31, 2006. The Company then received a special notice letter from USEPA dated June 19, 2006, advising the Company and the other PRPs at the site, that they have 45 days to begin negotiations with USEPA to conduct certain response actions, including an RI/FS at the site. The PRPs responded to USEPA on August 25, 2006, that they will agree to participate in such negotiations in order to reach an agreement on the performance of an RI/FS for the site. The PRPs are awaiting a response from USEPA.

The Company and other prior owners also entered into an agreement in April 2004 waiving certain statute of limitations defenses for claims which may be filed by the Town of Wilmington, Massachusetts, in connection with this site. While the Company has denied any liability for any such claims, the Company agreed to this waiver while the parties continue to discuss the resolution of any potential claim, which may be filed. Effective March 15, 2006, the Company executed a tolling agreement with potential plaintiffs regarding claims, which may be filed against the Company and other prior owners regarding this site. The Company is unable to predict what its liability, if any, will be for these potential new claims.

Liquid Dynamics Site

The Company received a General Notice of Potential Liability letter from USEPA dated October 18, 2002, regarding the Liquid Dynamics Site located in Chicago, Illinois. The Company submitted a response to USEPA on November 5, 2002, stating that it is interested in negotiating a resolution of its potential responsibility at this site. In addition, the Company joined the PRP group. Based on the fact that the Company believes its liability is de minimis at this site, the Company believes that a resolution of its liability at this site will not have a material impact on the financial position, results of operations or cash flows of the Company.

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

Other

The Company performs ongoing ground water monitoring at a number of its plant sites. Such monitoring indicated that remediation may be required at one of the Company’s sites. Although there has been no enforcement order, the Company has developed a remediation plan, which it has begun to execute, with completion targeted for 2007. The Company believes it has adequate reserves for the remediation of this site.

5.	PENSION PLANS

Defined Benefit Pension Plan Amendments

Throughout the first half of 2006, amendments were made to four of the Company’s defined benefit pension plans: the U.S. funded salaried defined benefit pension plan, the non-qualified unfunded supplemental executive defined benefit pension plan, the Maywood, New Jersey, hourly defined benefit pension plan and the Stepan United Kingdom (UK) defined benefit pension plan. The amendments, which are similar for all four plans, took effect on July 1, 2006. The Company froze the defined benefit pension plans at June 30, 2006, and, as a result, accruals for service benefits ceased as of that date. Benefits earned through June 30, 2006, are available to participants when they retire, in accordance with the terms of the plans. The noted defined benefit pension plans will be replaced with a Company contribution to participants’ defined contribution accounts equal to a fixed percent of base salary. This change will have no impact on current retirees or former employees with vested benefits or employees who terminated or retired by June 30, 2006. The Company will continue to recognize pension expense and cash funding obligations for the frozen defined benefit plans over the remaining lives of such liabilities. The Company will also continue to recognize pension expense for the frozen unfunded supplemental executive defined benefit plan. Details of the effects of the pension plan amendments follow.

U.S. Salaried and Supplemental Executive Defined Benefit Pension Plans

In February 2006, the Company’s Board of Directors approved amendments to the Company’s U.S. funded salaried defined benefit pension plan and its non-qualified unfunded supplemental executive defined benefit pension. As a result of the announced pension plan amendments, the Company remeasured the obligations and assets of the salaried and supplemental executive defined benefit pension plans at February 14, 2006. The assumptions used in the remeasurement of the pension plan obligations were the same as those used in the December 31, 2005, measurement, as disclosed in the Company’s 2005 Annual Report on Form 10-K. The effects of the plan amendments were reductions of $14,310,000 and $239,000 in the projected benefit obligations for the salaried and supplemental executive defined benefit pension plans, respectively. In addition, the amendments triggered an $111,000 curtailment loss that was recognized as a component of the net periodic benefit cost recorded for the three- month period ended March 31, 2006. At the time of remeasurement, the funded status of the two plans was an excess of plan obligations over plan assets of $23,182,000 compared to $37,662,000 at December 31, 2005.

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

Components of Net Periodic Benefit Cost

	UNITED STATES
(Dollars in thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Service cost	$43	$760	$1,666	$2,625
Interest cost	1,489	1,250	4,568	4,290
Expected return on plan assets	(1,676)	(1,381)	(5,016)	(4,662)
Amortization of prior service cost	49	74	171	250
Amortization of net loss	311	410	1,124	1,473
Curtailment loss	—	—	392	—

Net periodic benefit cost	$216	$1,113	$2,905	$3,976

	UNITED KINGDOM
(Dollars in thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Service cost	$—	$166	$409	$515
Interest cost	225	179	637	554
Expected return on plan assets	(210)	(152)	(566)	(471)
Amortization of net loss	9	14	75	44

Net periodic benefit cost	$24	$207	$555	$642

Employer Contributions

U.S. Plans

The Company expects to contribute approximately $5,787,000 to its funded U.S. qualified pension plans in 2006 and to pay $117,000 in 2006 related to its unfunded non-qualified plans. As of September 30, 2006, $4,887,000 had been contributed to the qualified plans and $90,000 had been paid related to the non-qualified plans.

U.K. Plan

Stepan UK expects to contribute approximately $450,000 to its pension plan in 2006. As of September 30, 2006, $362,000 had been contributed to the U.K. pension plan.

Defined Contribution Plans

In July 2006, the Company established defined contribution plans covering the employees affected by the freezes of the U.S. Salaried, Supplemental Executive, Maywood Hourly and United Kingdom defined benefit pension plans. The U.S. plans have a fixed Company contribution rate of four percent of base salaries. No employee contribution is required. The United Kingdom plan requires employee and Company contributions of 6.15 percent and 7.5 percent of base salaries, respectively. Defined contribution pension plan expense was $1,379,000 for the three and nine month periods ended September 30, 2006. There was no such expense for the same periods of 2005.

6.	EARNINGS PER SHARE

Below is the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2006 and 2005.

(In thousands, except per share amounts)	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Computation of Basic Earnings per Share
Net income	$6,091	$4,166	$12,217	$13,587
Deduct dividends on preferred stock	(197)	(198)	(592)	(598)

Income applicable to common stock	$5,894	$3,968	$11,625	$12,989

Weighted-average number of common shares outstanding	9,168	9,006	9,113	8,998
Basic earnings per share	$0.64	$0.44	$1.28	$1.44

(In thousands, except per share amounts)	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Computation of Diluted Earnings per Share
Net income	$6,091	$4,166	$12,217	$13,587

Weighted-average number of common shares outstanding	9,168	9,006	9,113	8,998
Add net shares issuable from assumed exercise of options (under treasury stock method)	160	90	150	49
Add weighted-average shares issuable from assumed conversion of convertible preferred stock	654	661	655	662

Shares applicable to diluted earnings	9,982	9,757	9,918	9,709

Diluted earnings per share	$0.61	$0.43	$1.23	$1.40

7.	COMPREHENSIVE INCOME

Comprehensive income includes net income and all other non-owner changes in equity that are not reported in net income. Below is the Company’s comprehensive income for the three and nine months ended September 30, 2006 and 2005.

(Dollars in thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Net income	$6,091	$4,166	$12,217	$13,587
Other comprehensive income:
Foreign currency translation gain (loss)	926	1,233	3,978	(3,080)
Unrealized gain on securities	82	20	152	5
Minimum pension liability adjustments	—	—	560	—

Comprehensive income	$7,099	$5,419	$16,907	$10,512

The total accumulated other comprehensive losses at September 30, 2006 and December 31, 2005, comprised the following:

(Dollars in thousands)	September 30, 2006	December 31, 2005
Foreign currency translation losses	$(861)	$(4,839)
Unrealized gains on securities (net of income taxes of $378 in 2006 and $282 in 2005)	578	426
Minimum pension liability adjustments (net of income taxes of $12,066 in 2006 and $12,435 in 2005)	$(18,894)	$(19,454)

Total accumulated other comprehensive losses	$(19,177)	$(23,867)

8.	SEGMENT REPORTING

The Company has three reportable segments: surfactants, polymers and specialty products. Segment operating results for the three and nine months ended September 30, 2006 and 2005 are summarized below:

(Dollars in thousands)	Surfactants	Polymers	Specialty Products	Segment Totals
For the three months ended September 30, 2006
Net sales	$221,687	$73,725	$7,361	$302,773
Operating income	9,290	6,696	1,121	17,107

For the three months ended September 30, 2005
Net sales	$208,277	$50,041	$7,399	$265,717
Operating income	7,331	6,008	2,014	15,353

For the nine months ended September 30, 2006
Net sales	$666,053	$196,606	$21,759	$884,418
Operating income	21,397	21,989	3,303	46,689

For the nine months ended September 30, 2005
Net sales	$616,486	$171,571	$20,265	$808,322
Operating income	17,430	21,421	4,585	43,436

Below are reconciliations of segment operating income to consolidated income before income taxes and minority interest:

(Dollars in thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Operating income segment totals	$17,107	$15,353	$46,689	$43,436
Unallocated corporate expenses	(5,830)	(7,299)	(22,274)	(18,032)
Interest expense, net	(2,333)	(1,994)	(6,573)	(5,799)
Loss from equity in joint venture	(134)	(119)	(237)	(225)
Other, net	308	(122)	82	572

Consolidated income before income taxes and minority interest	$9,118	$5,819	$17,687	$19,952

9.	GOODWILL AND OTHER INTANGIBLE ASSETS

The Company’s net carrying values of goodwill were $7,712,000 and $7,414,000 as of September 30, 2006 and December 31, 2005, respectively. The entire amount of goodwill relates to the surfactants reporting unit. The change in net carrying value resulted from the effects of currency translation.

The following table reflects the components of all other intangible assets, which have finite lives, as of September 30, 2006 and December 31, 2005.

(Dollars In thousands)	Gross Carrying Amount		Accumulated Amortization
	Sept 30, 2006	Dec 31, 2005	Sept 30, 2006	Dec 31, 2005
Other Intangible Assets:
Patents	$2,000	$2,000	$1,100	$1,000
Trademarks	5,523	5,512	3,198	2,916
Customer lists	4,752	4,660	4,018	3,655
Know-how (a)	8,474	8,457	4,724	4,283
Non-compete agreements	—	2,381	—	2,381

Total	$20,749	$23,010	$13,040	$14,235

(a)	Know-how includes intellectual property rights covering proprietary information, written formulae, trade secrets or secret processes, inventions and developmental products (whether patentable or not), discoveries, improvements, compositions, manufacturing processes, manuals, specifications and technical data.

Aggregate amortization expenses for the three and nine months ended September 30, 2006, were $377,000 and $1,130,000, respectively. Aggregate amortization expenses for the three and nine months ended September 30, 2005, were $419,000 and $1,289,000, respectively. Estimated amortization expense for identifiable intangibles assets, other than goodwill, for the current and each of the five succeeding fiscal years are as follows:

(Dollars in thousands)
For year ending 12/31/06	$1,506
For year ending 12/31/07	$1,237
For year ending 12/31/08	$1,133
For year ending 12/31/09	$1,113
For year ending 12/31/10	$1,108
For year ending 12/31/11	$1,108

10.	DEBT

Debt comprises the following:

(Dollars in thousands)	Maturity Dates	September 30 2006	December 31 2005
Unsecured private placement notes
5.69%	2012-2018	$40,000	$40,000
6.86%	2009-2015	30,000	30,000
6.59%	2006-2012	19,091	19,091
7.77%	2006-2008	5,455	8,182
Unsecured U.S. bank debt	2011	16,700	—
Debt of foreign subsidiaries
Secured bank term loans, foreign currency	2006-2010	19,442	22,315
Other, foreign currency	2006-2015	10,411	6,134

Total Debt		141,099	125,722
Less current maturities		16,866	16,777

Long-term debt		$124,233	$108,945

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

During the quarter ended September 30, 2005, the Company received the final property insurance settlement related to the September 2004 fire that destroyed drying equipment at the Company’s United Kingdom subsidiary. The final settlement covered replacement cost, which exceeded the book value of the damaged equipment and resulted in a net gain of $1,585,000. The gain was recorded as a reduction of Cost of Sales in the Condensed Consolidated Statements of Income and related entirely to the surfactants segment.

During the quarter ended March 31, 2005, the Company received business interruption insurance proceeds of $887,000 related to the fire at the production facility of the Company’s United Kingdom subsidiary. The proceeds were recorded as a reduction of Cost of Sales in the Condensed Consolidated Statements of Income and related entirely to the surfactants segment.

12.	RELATED PARTY RECEIVABLE

At September 30, 2006, the ‘Other non-current assets’ classification of the Company’s consolidated balance sheet included a $1,317,000 receivable due from Stepan Philippines Inc. (SPI), a joint venture in which the Company holds a 50 percent ownership interest. The receivable is primarily for technology royalties due the Company pursuant to a royalty agreement between the Company and SPI. The receivable balance was $1,066,000 at December 31, 2005, and was included in the ‘Receivables’ classification in the current asset section of the Company’s consolidated balance sheet at that time. Payments from SPI to the Company as collection on this receivable are generally made based on SPI having free cash flow, which presently is limited due to SPI’s capital expenditures associated with its recent plant expansion.

13.	STATEMENTS OF CASH FLOW

Non-cash investing and financing activities for the nine months ended September 30, 2006, included the receipt of shares of the Company’s common stock tendered in lieu of cash by employees exercising stock options. The tendered shares (33,220), which were owned by employees for more than six months, had a value of $1,037,000 and were recorded as treasury stock. There were no shares tendered in lieu of cash during the nine months ended September 30, 2005.

Non-cash investing and financing activities for the nine months ended September 30, 2005, included a $680,000 capital lease obligation entered into by the Company’s Brazilian subsidiary.

14.	GOVERNMENT GRANT

In September 2006, the Company signed a grant agreement with the Illinois Department of Commerce and Economic Opportunity’s Renewable Fuels Development Program for the possible expansion of biodiesel production at its Millsdale, Illinois, manufacturing facility. The state of Illinois agreed to provide the Company $3.0 million to defray the cost of an expansion if the project meets specific criteria stipulated in the agreement. The Company is reviewing alternative expansion options. No grant money has been received nor has any grant activity been recorded in the Company’s financial statements as of September 30, 2006.

15.	RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken, in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties accounting in interim periods, disclosure and transition. The interpretation is effective for fiscal years beginning after December 15, 2006. The Company is in the process of determining the effects that adoption of FIN 48 will have on its financial position, cash flows and results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, provides a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The guidance in the new standard is applicable in circumstances where other accounting pronouncements mandate or permit fair value measurements. SFAS No. 157, which is effective for financial statements issued for fiscal years beginning after November 15, 2007, does not require any new fair value measurements. The Company will begin assessing the effects that the adoption of SFAS No. 157 will have on its current practices and, consequently, on its financial position, cash flows and results of operations.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. This statement amends certain requirements set forth in previous pension and postretirement accounting standards. SFAS No. 158 requires that the overfunded or underfunded status of a defined benefit postretirement plan be recognized as an asset or liability in the statement of financial position. Changes in the funded status are to be recognized in comprehensive income. This requirement is effective for fiscal years ending after December 15, 2006. Adoption of SFAS No. 158 will have no effect on the Company’s results of operations or cash flows. The adoption of the new standard will not have a significant effect on the Company’s financial position. In addition to the foregoing requirement, SFAS No. 158 mandates, with limited exceptions, that the funded status of a defined benefit postretirement plan be measured as of the date of an entity’s year-end statement of financial position. The Company already complies with this requirement.

In September 2006, the SEC released Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 provides guidance regarding the methodology for quantifying and evaluating the materiality of financial statement misstatements. SAB No. 108 is effective for fiscal years ending after November 15, 2006. Application of the guidance in SAB No. 108 is not expected to have a material effect on the Company’s financial position, cash flows or results of operations.

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

Overview

The Company produces and sells intermediate chemicals that are used in a wide variety of applications worldwide. The overall business comprises three reportable segments:

•	Surfactants – Surfactants, which accounted for 76 percent of consolidated net sales for the first three quarters of 2006, are principal ingredients in consumer and industrial cleaning products such as detergents for washing clothes, dishes, carpets, floors and walls, as well as shampoos, lotions, fabric softeners, toothpastes and cosmetics. Other applications include germicidal quaternary compounds, lubricating ingredients, emulsifiers for spreading agricultural products, biodiesel and plastics and composites. Surfactants are manufactured at six North American sites (five in the U.S. and one in Canada), three European sites (United Kingdom, France and Germany) and three Latin American sites (Mexico, Brazil and Colombia).

•	Polymers – Polymers, which accounted for 22 percent of consolidated net sales for the first three quarters of 2006, include three primary product lines: phthalic anhydride (PA), polyurethane polyols and polyurethane systems. PA is used in polyester alkyd resins and plasticizers for applications in construction materials and components of automotive, boating and other consumer products. Polyurethane polyols are used in the manufacture of laminate insulation board for the construction industry and are also sold to the appliance, coatings, adhesives, sealants and elastomers markets. Polyurethane systems provide thermal insulation and are sold to the construction, industrial and appliance markets. In the U.S., polymer product lines are manufactured at one site. The Company also manufactures polyurethane polyols at its German facility. In 2004, the Company entered into a joint venture agreement with Sinopec Jinling Petrochemical Corporation in Nanjing, China. The joint venture was formed to manufacture the Company’s aromatic polyester polyols for China’s domestic market. In April 2005, construction of a manufacturing facility in Nanjing was completed and the joint venture commenced commercial operations.

•	Specialty Products - Specialty products, which accounted for two percent of consolidated net sales for the first three quarters of 2006, include flavors, emulsifiers and solubilizers used in the food and pharmaceutical industries. Specialty products are manufactured primarily at one U.S. site.

The Company continued to be challenged by rising raw material and energy costs during the first three quarters of 2006. The volatile cost of oil was a major contributor to the high costs, but conversely allowed for higher profit margins from the sale of biodiesel during the quarter. Surfactant and polymer selling price increases implemented throughout 2005 and 2006 increased unit profit margins. However, the higher unit margins were not enough to prevent a slight decline in gross profit as a percentage of sales due to the inflationary increase in sales and cost of sales. Increasing costs will continue to be passed on to customers as quickly as the market will allow. In addition, the Company is planning on reorganizing its European operations during the fourth quarter of 2006 in an effort to improve profits. The reorganization will focus on reduced headcount through eliminating duplication of support functions at three sites across Europe. Potential fourth quarter severance costs of $1.0 to $1.5 million should result in similar approximate annual savings thereafter.

The Company produces soybean-based biodiesel for blending with diesel fuel. The demand for biodiesel fuel increased steeply in 2005 as a result of the high price of crude oil, the availability of government excise tax credits and growing interest in renewable energy sources and reduced dependence of foreign oil. Through the first three quarters of 2006, biodiesel net sales were $28.4 million, which was $9.7 million, or 52 percent, higher than biodiesel sales for the same period of 2005. Biodiesel sales volume was up 60 percent from year to year. The Company continues to evaluate alternatives for greater participation in the biodiesel market. Furthermore, in September 2006, the Company signed a grant agreement with the Illinois Department of Commerce and Economic Opportunity’s Renewable Fuels Development Program for the possible expansion of biodiesel production at its Millsdale, Illinois, manufacturing facility. The state of Illinois agreed to provide the Company $3.0 million to defray the cost of an expansion if the project meets specific criteria stipulated in the agreement. The Company is reviewing alternative expansion options. No grant money has been received nor has any grant activity been recorded in the Company’s financial statements as of September 30, 2006.

The Company’s administrative expenses are subject to period-to-period fluctuations due to the accounting for its deferred compensation plans. In short, the deferred compensation liability and related expense increase when the price of Stepan common stock or the value of certain mutual funds, to which the deferred compensation plan liability is tied, increases. The liability declines and income is recognized when the price of the Company’s common stock and the value of the applicable mutual funds decline. During the first three quarters of 2006, the Company recorded $1.9 million of expense related to its deferred compensation plans — $1.7 million and $0.9 million of expense for the first and second quarters, respectively, and $0.7 million of income for the third quarter. During the first three quarters of 2005, the Company recorded $1.0 million of deferred compensation expense — $0.4 million and $0.3 million of income for the first and second quarters, respectively, and $1.7 million of expense for the third quarter.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2006 and 2005

Summary

Net income for the third quarter of 2006 increased $1.9 million, or 46 percent, to $6.1 million, or $0.61 per diluted share, compared to $4.2 million, or $0.43 per diluted share, for the third quarter of 2005. Improved operating results for the surfactants and polymers segments led to the increase. Operating income increased $3.2 million, or 40 percent, from quarter to quarter. Last year’s third quarter operating income included $1.6 million of insurance income related to the settlement of the 2004 fire at the Company’s United Kingdom subsidiary. Below is a summary discussion of the major factors leading to the quarter-to-quarter changes in net sales, profits and expenses. A detailed discussion of segment operating performance for the third quarter of 2006 follows the summary.

Consolidated net sales for the third quarter of 2006 were $37.1 million, or 14 percent, higher than consolidated net sales for the same quarter last year. Higher selling prices, due primarily to the pass through of higher raw material costs, and a six percent increase in sales volume led to the net sales improvement. The surfactants and polymers segments reported quarter-to-quarter increases in net sales, while net sales for the specialty products segment remained flat between periods. The favorable effects of foreign currency translation added $3.1 million to the consolidated period-to-period increase.

Operating income for the third quarter of 2006 increased $3.2 million, or 40 percent, over operating income for the third quarter of 2005. Gross profit improved $3.2 million, or 10 percent, while operating expenses remained unchanged from quarter to quarter. Last year’s operating and gross profit results benefited from the previously noted insurance settlement income. The surfactants and polymers segments accounted for the gross profit growth. A more profitable mix of sales contributed to surfactants improvement, while higher sales volumes aided profitability for both segments. Gross profit for the specialty products segment was down between quarters. On a consolidated basis, gross profit as a percent of net sales was 11.9 percent for the third quarter of 2006 compared to 12.3 percent for the third quarter of 2005.

Operating expenses were unchanged from quarter to quarter as $1.0 million and $0.8 million increases in marketing and research and development expenses, respectively, were offset by a $1.8 million decline in administrative expenses. A $2.4 million decrease in deferred compensation expense, partially offset by $0.5 million of higher legal expenses, accounted for the decline in administrative expenses. See the ‘Corporate Expense’ section of this discussion for additional details about the quarter-to-quarter changes in deferred compensation and legal expenses. Higher salary and the related fringe benefit expenses drove most of the increase in marketing and research and development expenses.

Interest expense increased $0.3 million, or 17 percent, due to higher average interest rates precipitated by a greater mix of long-term fixed rate debt. In addition, current quarter interest rates on short-term borrowings were generally higher than those for the third quarter of 2005. Average debt levels were also somewhat higher from quarter to quarter.

Other, net, which includes foreign exchange gains and losses and investment related income and expense, was $0.3 million of income for the third quarter of 2006 compared to $0.1 million of expense for the third quarter of 2005. Foreign exchange accounted for $0.7 million of the favorable quarter-to-quarter swing. Investment related income was down $0.3 million between quarters.

The effective tax rate was 34.1 percent for the third quarter of 2006, compared to 28.4 percent for the third quarter of 2005. The increase in the effective tax rate was primarily due to a higher mix of U.S. versus foreign income.

Segment Results

(Dollars in thousands)	Surfactants	Polymers	Specialty Products	Segment Results	Corporate	Total
For the three months ended September 30, 2006
Net sales	$221,687	$73,725	$7,361	$302,773	—	$302,773
Operating income	9,290	6,696	1,121	17,107	(5,830)	11,277

For the three months ended September 30, 2005
Net sales	$208,277	$50,041	$7,399	$265,717	—	$265,717
Operating income	7,331	6,008	2,014	15,353	(7,299)	8,054

Surfactants

Surfactants net sales for the third quarter of 2006 increased $13.4 million, or six percent, over net sales for the third quarter of 2005. Increased average selling prices and a two percent increase in sales volume accounted for $6.0 million and $4.8 million, respectively, of the quarter-to-quarter increase. The favorable effects of foreign currency translation contributed $2.6 million to the net sales increase. A quarter-to-quarter comparison of net sales by region follows:

	Three Months Ended
(Dollars in thousands)	September 30, 2006	September 30, 2005	Increase / (Decrease)	Percent Change
North America	$154,722	$149,004	$5,718	+4
Europe	46,508	42,591	3,917	+9
Latin America	20,457	16,682	3,775	+23

Total Surfactants Segment	$221,687	$208,277	$13,410	+6

The growth in net sales for North America operations reflected a two percent increase in sales volume coupled with a one percent increase in average selling prices. The favorable effects of foreign currency translation (Canadian dollar) added $0.8 million to the increase. Sales volume for the Company’s biodiesel product line was up 57 percent over the prior year’s quarter and contributed $2.6 million of additional net sales. The remaining sales volume increase was spread among the Company’s distributor, personal care and specialty foamers product lines, which posted sales volume increases of 11 percent, nine percent and seven percent, respectively. The foregoing sales volume improvements were partially offset by a 10 percent drop in sales volume for the Company’s commodity laundry products, due to product reformulations and end use market share fluctuations. Approximately $2.1 million of the net sales increase for European operations was attributable to the favorable effects of foreign currency translation. The remainder of the net sales increase resulted primarily from improved sales volume for the Company’s Germany subsidiary. Sales volumes for the Company’s United Kingdom and France subsidiaries were down between quarters, but the effects of the lower volumes were largely offset by increased selling prices. Consolidated European sales volume was down one percent between quarters. Net sales for Latin America operations were up due to a 13 percent increase in sales volume and to higher average selling prices. The Company’s Mexico subsidiary accounted for $2.7 million of the net sales improvement due to a 27 percent growth in sales volume. Continued growth in fabric softener sales was the major contributor to Mexico’s net sales and sales volume improvements. Stepan Brazil contributed $1.0 million of Latin America’s net sales increase on an 11 percent growth in sales volume.

Third quarter 2006 surfactants operating income improved $2.0 million, or 27 percent, from operating income for the prior year’s third quarter. Gross profit increased $2.8 million, or 13 percent, and operating expenses increased $0.8 million, or six percent. The operating income and gross profit results for the third quarter of 2005 included $1.6 million of income for an insurance settlement related to the 2004 fire at the Company’s United Kingdom subsidiary. Excluding the insurance settlement income, operating income and gross profit improved $3.6 million and $4.4 million, respectively, between quarters. Quarter-to-quarter comparisons of gross profit by region and total segment operating expenses and operating income follows:

	Three Months Ended
(Dollars in thousands)	September 30, 2006	September 30, 2005	Increase / (Decrease)	Percent Change
North America	$18,718	$14,063	$4,655	+33
Europe	2,907	4,377	(1,470)	-34
Latin America	2,337	2,749	(412)	-15

Total Surfactants Segment	$23,962	$21,189	$2,773	+13

Operating Expenses	14,672	13,858	814	+6

Operating Income	$9,290	$7,331	$1,959	+27

A more profitable mix of sales drove the improved gross profit for North America operations. Although the quarter-to-quarter sales volume increased by just two percent, the product lines with improved sales volumes (notably the distributor, personal care and specialty foamers lines) carry higher profit margins than the commodity laundry products, which posted lower sales volume. European operations posted lower quarter-to-quarter gross profit due to the inclusion of the aforementioned insurance settlement income in the gross profit results for the third quarter of 2005. Excluding the insurance settlement income, gross profit for European operations increased $0.1 million, or four percent. A favorable sales mix coupled with higher selling prices offset the effect of the one percent drop in sales volume. Despite the 13 percent increase in sales volume, gross profit for Latin America operations fell 15 percent between quarters due largely to higher raw material costs. Demand for fabric softeners outpaced the Mexico facility’s ability to produce. Stepan Mexico is building the fabric softener business while it expands its fabric softener manufacturing capacity.

The six percent increase in operating expenses was primarily attributable to higher marketing expenses for North America operations ($0.6 million) and the unfavorable effects of foreign currency translation ($0.2 million). Numerous small variances accounted for the increase in marketing expenses for North America, including salary and the related fringe benefit expenses, bad debt expense and travel expenses.

Polymers

Polymers net sales for the third quarter of 2006 increased $23.7 million, or 47 percent, over net sales for the third quarter of 2005. Higher selling prices, due primarily to the pass through of higher raw material costs, and a 27 percent improvement in sales volume accounted for the quarter-to-quarter net sales increase. A quarter-to-quarter comparison of net sales by polymer product line is displayed below:

	Three Months Ended
(Dollars in thousands)	September 30, 2006	September 30, 2005	Increase / (Decrease)	Percent Change
Polyurethane Polyols	$42,757	$25,399	$17,358	+68
Phthalic Anhydride	25,279	17,555	7,724	+44
Polyurethane Systems	5,689	7,087	(1,398)	-20

Total Polymers Segment	$73,725	$50,041	$23,684	+47

The increase in net sales for polyurethane polyols reflected a 61 percent increase in sales volume. U.S. operations accounted for approximately 68 percent of the polyurethane polyols sales volume improvement. Third quarter 2005 sales volumes were uncharacteristically low due to sluggish demand from the roofing insulation board market. The U.S. market began to improve in the second quarter of 2006. Sales volumes were also up in Europe and China. The China joint venture has continued to build sales volume since commencing commercial operations in the second quarter of 2005. Higher average selling prices, due to price increases implemented to mitigate the negative impact of rising raw material prices, contributed to the polyurethane polyols net sales increase. Phthalic anhydride net sales grew primarily as a result of the pass through of raw material cost increases to customers. Raw material costs for the third quarter of 2006 are about 50 percent higher than those for the same quarter of 2005. A three percent increase in sales volume also contributed to the phthalic anhydride net sales improvement. A 38 percent drop in sales volume, due to competitive losses at three key customers, led to the decline in net sales for polyurethane systems.

Polymers operating income for the third quarter of 2006 was $6.7 million, up $0.7 million, or 12 percent, from operating income for the same quarter of 2005. Gross profit increased $1.3 million, or 14 percent, and operating expenses increased $0.6 million, or 17 percent. Quarter-to- quarter comparisons of gross profit by polymer product line and total segment operating expenses and operating income are displayed below:

	Three Months Ended
(Dollars in thousands)	September 30, 2006	September 30, 2005	Increase / (Decrease)	Percent Change
Polyurethane Polyols	$$7,495	$5,957	$1,538	+26
Phthalic Anhydride	2,471	2,542	(71)	-3
Polyurethane Systems	714	913	(199)	-22

Total Polymers Segment	$10,680	$9,412	$1,268	+14

Operating Expenses	3,984	3,404	580	+17

Operating Income	$6,696	$6,008	$688	+12

The 26 percent increase in polyurethane polyols gross profit was entirely attributable to U.S. operations. The higher gross profit reflected the previously noted improvement in the U.S. roofing insulation board market. The improvement was somewhat tempered by higher raw material costs. Despite higher sales volume, Europe and China operations reported declines in gross profit due to difficulty in recovering rising raw material costs. The Company has announced selling price increases for the fourth quarter to further recover margin lost due to persistent raw material cost increases. The small decline in phthalic anhydride’s gross profit was due to an eight percent increase in manufacturing costs that more than offset the effects of the three percent sales volume gain. Higher utility costs accounted for the rise in manufacturing expenses. The 22 percent drop in gross profit for polyurethane systems was due to the previously mentioned lost business.

Operating expenses increased 17 percent from quarter to quarter due to higher marketing ($0.3 million) and research and development ($0.3 million) for U.S. operations. Higher salaried payroll expenses, including fringe benefits, and travel related expenses contributed to the increase in marketing expenses. Higher salaried payroll expense was also a factor in the research and development expense increase.

Specialty Products

Net sales for the third quarter of 2006 were $7.4 million, which approximated net sales for the third quarter of 2005. Operating income declined $0.9 million, or 44 percent, from quarter to quarter due primarily to lower sales of the higher margin pharmaceutical products. Higher research expenses related to the pharmaceuticals product line also contributed to the quarter-to-quarter decline.

Corporate Expenses

Corporate expenses, which primarily include corporate operating (including legal and environmental expenses) expenses that are not allocated to the reportable segments, declined $1.5 million, or 20 percent, to $5.8 million for the third quarter of 2006 from $7.3 million for the third quarter of 2005. The following table depicts the major items that accounted for the decrease in quarter-to-quarter corporate expenses:

(Dollars in millions)
Deferred Compensation	$(2.4	)(a)
Legal/Environmental Expense	0.5	(b)
Other	0.4

Total	$(1.5)

(a)	Reflects $0.7 million of income for the three months ended September 30, 2006, compared to $1.7 million of expense for the same period of 2005. A decline in the price of the Company’s common stock, to which a large part of the deferred compensation liability is tied, led to the current quarter income. The stock price declined to $29.23 per share at September 30, 2006, from $31.58 per share at June 30, 2006. The price of the Company’s common stock increased $2.96 per share for the same period of 2005, resulting in compensation expense. Increases in the values of the mutual fund investments to which the deferred compensation liability is also tied contributed to the third quarter 2005 expense.
(b)	Due primarily to an increase in outside legal work related to environmental and regulatory compliance.

Nine Months Ended September 30, 2006 and 2005

Summary

Net income for the first three quarters of 2006 declined $1.4 million, or 10 percent, to $12.2 million, or $1.23 per diluted share, compared to $13.6 million, or $1.40 per diluted share, for the first three quarters of 2005. Income before income taxes fell $2.3 million, or 11 percent. The decline reflected higher expenses for outside legal and consulting ($2.0 million) and deferred compensation ($0.9 million). In addition, the prior year income results benefited from $2.5 million of insurance settlement income related to the 2004 fire at the Company’s United Kingdom subsidiary and a large non-recurring polyurethane systems sales contract. Increased biodiesel sales, a favorable surfactants sales mix and higher polymers sales volume along with selling price increases, effected to recapture lost margin due to increasing costs, positively impacted current year profits. In addition, increased surfactants sales volume in Latin America and a $0.9 million settlement with an electricity provider related to prior year incidents favorably contributed to 2006 income. Below is a summary discussion of the major factors leading to the year-to-year changes in net sales, profits and expenses. A detailed discussion of segment operating performance for the first three quarters of 2006 follows the summary.

Consolidated net sales for the first three quarters of 2006 were $76.1 million, or nine percent, higher than consolidated net sales for the same period of 2005. All reportable segments reported year-to-year increases in net sales. Increases in selling prices, due primarily to the pass through of higher raw material costs, along with a favorable mix of surfactants sales and greater polymers volume led to the increase in net sales. Consolidated sales volume increased one percent from year-to-year.

Operating income for the first three quarters of 2006 was $1.0 million, or four percent, lower than operating income for the first three quarters of 2005. Gross profit was up $4.2 million, or four percent, while operating expenses increased $5.2 million, or seven percent. The surfactants segment accounted for most of the gross profit increase as results for North America operations improved on a more favorable mix of sales. Gross profit for the polymer segment was up due to increased sales prices and sales volume. Gross profit for the specialty products segment dropped due to higher raw material costs. On a consolidated basis, gross profit as a percent of net sales was 11.5 percent for the first three quarters of 2006 compared to 12.0 percent for the same period of 2005.

The increase in operating expenses was attributable to a $3.7 million, or 15 percent, increase in administrative expenses and a $1.5 million, or six percent, increase in marketing expenses. The above noted increases in legal, consulting and deferred compensation expenses along with a $0.4 million increase in salary expense accounted for most of the increase in administrative expenses. See the ‘Corporate Expense’ section of this discussion for additional details about the year-to-year changes in legal, consulting and deferred compensation expenses. Higher salary, travel and bad debt expenses caused the increase in marketing expenses.

Interest expense increased $0.8 million, or 13 percent, due to higher average interest rates and higher average debt levels. The higher average interest rates reflected a greater mix of long-term fixed rate debt. The Company made a planned shift to a larger proportion of fixed rate debt in the final quarter of 2005. In addition, current year interest rates on short-term borrowings were higher than those for the same period of 2005.

Other, net, which includes foreign exchange gains and losses and investment related income and expense, was $0.1 million of income for the first three quarters of 2006 compared to $0.6 million of income for the same period of 2005. Net foreign exchange losses accounted for $0.4 million of the unfavorable year-to-year variance.

The effective tax rate was 31.8 percent for the first three quarters of 2006, compared to 32.0 percent for the first three quarters of 2005.

Segment Results

(Dollars in thousands)	Surfactants	Polymers	Specialty Products	Segment Results	Corporate	Total
For the nine months ended September 30, 2006
Net sales	$666,053	$196,606	$21,759	$884,418	—	$884,418
Operating income	21,397	21,989	3,303	46,689	(22,274)	24,415

For the nine months ended September 30, 2005
Net sales	$616,486	$171,571	$20,265	$808,322	—	$808,322
Operating income	17,430	21,421	4,585	43,436	(18,032)	25,404

Surfactants

Surfactants net sales for the first three quarters of 2006 increased $49.6 million, or eight percent, over net sales for the first three quarters of 2005. The effects of higher selling prices and a more favorable mix of sales more than offset a one percent decrease in sales volume. A year-to-year comparison of net sales by region follows:

	Nine Months Ended
(Dollars in thousands)	September 30, 2006	September 30, 2005	Increase / (Decrease)	Percent Change
North America	$468,476	$439,125	$29,351	+7
Europe	139,024	133,620	5,404	+4
Latin America	58,553	43,741	14,812	+34

Total Surfactants Segment	$666,053	$616,486	$49,567	+8

Selling price increases, a more favorable mix of sales and a $3.0 million positive effect of foreign currency translation drove the seven percent increase in net sales for North America operations. Distributor, specialty foamers and biodiesel sales volumes were up between years, as focused marketing efforts in these areas have proved successful. The distributor and specialty foamers products carry higher selling prices and are more profitable than commodity laundry products. The effects of the foregoing items more than offset the effect of a four percent drop in sales volume. Higher selling prices reflected the pass through of rising raw material costs to customers. The average selling price was up 11 percent between years. An 18 percent drop in sales volume for commodity laundry product lines accounted for most of the year-to-year North America sales volume decline. Customer product reformulations and market share fluctuations led to the decline in commodity laundry products sales volume. Current year sales volume for biodiesel products was up 60 percent over last year’s sales volume and resulted in $9.7 million of additional net sales.

Higher selling prices and a 19 percent growth in sales volume accounted for the 34 percent improvement in net sales for Latin America operations. All three Latin America subsidiaries reported higher net sales. Stepan Mexico accounted for $10.4 million of the year-to-year growth in net sales on sales volume that increased 32 percent. Higher fabric softener sales drove Mexico’s net sales and sales volume gains. Stepan Brazil and Stepan Colombia contributed $2.6 million and $1.8 million, respectively, to the increase. Increased sales volume generated Brazil’s net sales improvement, and higher selling prices, which reflected higher raw material costs, led to Colombia’s increase. A three percent increase in sales volume accounted for most of the four percent improvement in net sales for European operations. Additional business from a major German customer generated most of Europe’s sales volume growth. Increased selling prices for Stepan UK also contributed. The negative effects of foreign currency translation reduced Europe’s year-to-year net sales gain by approximately $2.2 million.

Surfactants operating income for the first three quarters of 2006 was up $4.0 million, or 23 percent, over operating income for the same period of 2005. Gross profit increased $4.2 million, or seven percent, and operating expenses increased $0.3 million, or one percent. The operating income and gross profit results for first three quarters of 2005 benefited from $2.5 million of insurance income related to the 2004 fire at the Company’s United Kingdom subsidiary. Excluding the insurance income, surfactants operating income and gross profit increased $6.5 million and $6.7 million, respectively. Year-to-year comparisons of gross profit by region and total segment operating expenses and operating income follows:

	Nine Months Ended
(Dollars in thousands)	September 30, 2006	September 30, 2005	Increase / (Decrease)	Percent Change
North America	$47,636	$43,085	$4,551	+11
Europe	9,532	10,796	(1,264)	-12
Latin America	7,338	6,386	952	+15

Total Surfactants Segment	$64,506	$60,267	$4,239	+7

Operating Expenses	43,109	42,837	272	+1

Operating Income	$21,397	$17,430	$3,967	+23

The positive effects of a more favorable mix of sales along with higher selling prices that aided in recapturing lost margin more than offset the effects of a four percent drop in sales volume and led to the 11 percent increase in gross profit for North America operations. Biodiesel products accounted for about $2.6 million of the gross profit improvement. The remainder of the improvement was generated from growth in the distributor and specialty foamers product lines discussed earlier. Latin America’s 15 percent gross profit improvement resulted from the 19 percent sales volume increase noted above. All three Latin America subsidiaries contributed to the higher gross profit. Margins continue to improve for Stepan Brazil as the volume of product being produced in the plant acquired in early 2005 continues to grow. Demand for fabric softeners outpaced the Mexico facility’s ability to produce, particularly in the third quarter. Stepan Mexico is building the fabric softener business while it expands its fabric softener manufacturing capacity. Excluding the aforementioned insurance income, Europe’s gross profit increased $1.2 million, or 15 percent, between years. The increase in Europe’s gross profit was attributable to the three percent increase in sales volume and the higher selling prices for Stepan UK.

Polymers

Polymers net sales for the first three quarters of 2006 increased $25.0 million, or 15 percent, over net sales for the same period of 2005. An eight percent increase in sales volume along with higher selling prices led to the net sales improvement. A year-to-year comparison of net sales by polymer product line is displayed below:

	Nine Months Ended
(Dollars in thousands)	September 30, 2006	September 30, 2005	Increase / (Decrease)	Percent Change
Polyurethane Polyols	$111,140	$93,285	$17,855	+19
Phthalic Anhydride	66,824	53,446	13,378	+25
Polyurethane Systems	18,642	24,840	(6,198)	-25

Total Polymers Segment	$196,606	$171,571	$25,035	+15

A 13 percent increase in sales volume coupled with higher selling prices drove the net sales improvement for polyurethane polyols. Sales volume for U.S. operations increased three percent as the downturn in roofing insulation board demand that began in the second half of 2005 began to subside in the second quarter of 2006. Sales volume for Europe operations increased 24 percent due to the recovery of market share lost in 2005 resulting from competitive pressures. Sales volume for the China joint venture, which commenced manufacturing operations in the second quarter of 2005, improved as the venture continued to attract new business. The higher selling prices reflected increases implemented to reduce the negative impact of rising raw material prices. The increase in phthalic anhydride net sales was due to higher selling prices resulting from the pass through of raw material cost increases and to a six percent growth in sales volume. Raw material costs for the first three quarters of 2006 were about 21 percent higher than those for the same period of 2005. Gaining additional business at a number of existing customers led to the sales volume growth. The 25 percent drop in net sales for polyurethane systems resulted from a 27 percent decline in sales volume. The sales volume decline reflected a nonrecurring large sales contract that was filled in the second quarter of 2005 coupled with the loss of business at three key customers.

Polymers operating income for the first three quarters of 2006 was up $0.6 million, or three percent, from operating income for the first three quarters of 2005. Gross profit increased $1.4 million from year to year, while operating expenses increased $0.8 million. The prior year’s profit results benefited from a large sales contract that was completely filled in the second quarter of 2005. The current year’s profit results benefited from $0.7 million of income related to the settlement of a 2005 claim for to an electrical outage in the Company’s phthalic anhydride plant precipitated by an undersized transformer installed by the Company’s electricity provider (the entire claim settlement was $0.9 million, of which $0.2 million was allocated to the surfactants segment). Year-to-year comparisons of gross profit by polymer product line and total segment operating expenses and operating income are displayed below:

	Nine Months Ended
(Dollars in thousands)	September 30, 2006	September 30, 2005	Increase / (Decrease)	Percent Change
Polyurethane Polyols	$23,691	$20,276	$3,415	+17
Phthalic Anhydride	6,898	6,240	658	+11
Polyurethane Systems	2,442	5,150	(2,708)	-53

Total Polymers Segment	$33,031	$31,666	$1,365	+4

Operating Expenses	11,042	10,245	797	+8

Operating Income	$21,989	$21,421	$568	+3

The year-to-year increase in gross profit for polyurethane polyols was attributable to improved pricing in the U.S. that enabled the business to recover margin lost from rising material costs. Improved sales volume also contributed. Despite higher sales volume, gross profit for Europe and China polyurethane polyol operations fell from year to year due to the difficulty in recovering rising raw material costs. A fourth quarter price increase has been announced as the Company continues to make efforts to counteract the impact of persistent raw material price hikes. Gross profit for phthalic anhydride included the above noted settlement income. Excluding the settlement income, phthalic anhydride gross profit was unchanged between years. A 13 percent increase in manufacturing expenses, due largely to higher maintenance ($0.5 million) and utility ($0.4 million) costs and the write-off of under-performing catalyst ($0.3 million), offset the effects of improved sales volume. The substantial drop in gross profit for polyurethane systems was due to the large non-recurring 2005 sales contract discussed earlier coupled with the loss of business at key customers.

U.S. operations accounted for $0.7 million of the $0.8 million increase in operating expenses. Marketing expenses were up $0.6 million and research and development expenses were up $0.1 million. Numerous small variances accounted for the increase in marketing expenses, including salary and travel related expenses.

Specialty Products

Net sales for the first three quarters of 2006 were $1.5 million, or seven percent, higher than net sales reported for the first three quarters of 2005. All product lines reported improved net sales on higher sales volumes. Operating income declined $1.3 million, or 28 percent, between years due primarily to higher raw material costs for the segment’s food ingredients product line. Competitive pressures impeded the Company from raising selling prices. A higher allocation of research expenses related to the pharmaceuticals product line also contributed to the operating income decline.

Corporate Expenses

Corporate expenses, which primarily include corporate operating (including legal and environmental expenses) expenses that are not allocated to the reportable segments, increased

$4.3 million, or 24 percent, to $22.3 million for the first three quarters of 2006 from $18.0 million for the first three quarters of 2005. The following table depicts the major items that accounted for the year-to-year corporate expense increase:

(Dollars in millions)
Legal/Environmental Expense	$1.6	(a)
Deferred Compensation	0.9	(b)
Consulting Fees	0.4	(c)
Salary Expense	0.4	(d)
Stock-based Compensation	0.3	(e)
Audit Fees	0.2
Other	0.5

Total	$4.3

(a)	Due primarily to an increase in outside legal consultation work related to environmental and regulatory compliance and to the Company’s retirement benefit plans.
(b)	Due primarily to an increase in the price of the Company’s common stock, to which a large portion of the deferred compensation liability is tied. The stock price increased to $29.23 per share at September 30, 2006, from $26.89 per share at December 31, 2005, a change of $2.34 per share. The price of the Company’s common stock increased $0.70 per share for the same period of 2005.
(c)	Reflects expenses for outside consultants used to aid the Company in making the previously announced changes to its retirement benefit plans.
(d)	Largely due to the filling of open staff positions and to normal pay increases.
(e)	Reflects compensation expense related to the Company’s stock options and stock awards. No stock-based compensation expense was recorded in 2005.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities totaled $8.3 million for the nine months ended September 30, 2006, compared to $13.5 for the same period in 2005. Net income decreased by $1.4 million from year to year. Working capital growth required $30.2 million of cash for the year to date compared to $29.8 million for comparable prior year period. For the current year-to-date period, accounts receivable growth has been higher while inventories have increased less than for the same period in 2005.

Capital spending totaled $30.2 million for the first nine months of 2006, compared to $29.1 million for the prior year period. Full year 2006 capital expenditures are projected to be in the range of $40 million to $45 million.

Since December 31, 2005, consolidated debt, excluding capitalized leases, has increased by $15.4 million, from $125.7 million to $141.1 million. During late 2005, the Company completed a new term loan of $40 million, in part to pre-fund anticipated cash needs for 2006. As a result, the Company was able to use $11.4 million of the planned 2005 cash surplus to supplement new debt during 2006. As of September 30, 2006, the ratio of long-term debt to long- term debt plus shareholders’ equity was 40.7 percent, compared to 39.5 percent as of December 31, 2005.

As of September 30, 2006, Company debt included $94.5 million of unsecured promissory notes with maturities extending through 2018. These notes are the Company’s primary source of long-term debt financing, and are supplemented by bank credit facilities to meet short and medium term needs.

The Company maintains contractual relationships with its U.S. banks that provide for revolving credit of up to $60.0 million, which may be drawn upon as needed for general corporate purposes through April 20, 2011 under a revolving credit agreement. At September 30, 2006, borrowings under committed U.S. credit lines totaled $16.7 million. The Company also meets short-term liquidity requirements through uncommitted U.S. bank lines of credit.

The Company’s foreign subsidiaries maintain bank term loans and short-term bank lines of credit in their respective local currencies to meet working capital requirements as well as to fund capital expenditure programs and acquisitions. At September 30, 2006, the Company’s European subsidiaries had term loans totaling $16.0 million including current maturities. The European subsidiaries also had short-term bank debt totaling $8.5 million with unborrowed capacity of approximately $15.9 million at that date. The Company’s Mexican subsidiary had $1.6 million of debt outstanding at September 30, 2006. The Company’s Chinese joint venture had $3.8 million of bank debt for which Stepan Company has issued a guaranty for the Company’s proportionate interest (55 percent) of the credit facilities.

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

PENSION PLANS

The Company expects to contribute approximately $6.4 million to its defined benefit pension plans in 2006. $5.3 million has been contributed during the first three quarters of 2006. During the first half of 2006, amendments were made to four of the Company’s defined benefit pension plans: the U.S. funded salaried defined benefit pension plan, the non-qualified unfunded supplemental executive defined benefit pension plan, the Maywood, New Jersey, hourly defined benefit pension plan and the Stepan United Kingdom (UK) defined benefit pension plan. The Company froze the noted defined benefit pension plans at June 30, 2006. No future benefits will accrue under the pension plans after that date. The defined benefit pension plans were replaced with a Company contribution to participants’ defined contribution accounts equal to a fixed percent of base salary. The Company does not expect any full year savings in the near future, as the expense related to the defined contribution plans is expected to offset any reduction in defined benefit pension expense. The volatility in pension expense should decline. See Note 5 to the consolidated financial statements for further information about the pension plan changes.

In August 2006, the Pension Protection Act of 2006 (PPA) was signed into law. The PPA changes the funding rules for defined benefit pension plans and alters other rules regarding defined contribution and deferred compensation plans. The funding rules are effective beginning January 1, 2008, while some of the defined contribution changes take effect by January 1, 2007. The Company is currently evaluating the effect the PPA will have on its retirement plans and on its funding practices.

ENVIRONMENTAL AND LEGAL MATTERS

The Company is subject to extensive federal, state and local environmental laws and regulations. Although the Company’s environmental policies and practices are designed to ensure compliance with these laws and regulations, future developments and increasingly stringent environmental regulation could require the Company to make additional unforeseen environmental expenditures. The Company will continue to invest in the equipment and facilities necessary to comply with existing and future regulations. During the third quarter of 2006, the Company’s expenditures for capital projects related to the environment were $0.4 million. These projects are capitalized and depreciated over their estimated useful lives, which is typically 10 years. Recurring costs associated with the operation and maintenance of facilities for waste treatment and disposal and managing environmental compliance in ongoing operations at our manufacturing locations were approximately $9.5 million and $8.1 million for the nine months of 2006 and 2005, respectively. While difficult to project, it is not anticipated that these recurring expenses will increase significantly in the future.

Over the years, the Company has received requests for information related to or has been named by the government as a potentially responsible party at 22 waste disposal sites where cleanup costs have been or may be incurred under CERCLA and similar state statutes. In addition, damages are being claimed against the Company in general liability actions for alleged personal injury or property damage in the case of some disposal and plant sites. The Company believes that it has made adequate provisions for the costs it may incur with respect to the sites. It is the Company’s accounting policy to record liabilities when environmental assessments and/or remedial efforts are probable and the cost or range of possible costs can be reasonably estimated. When no amount within the range is a better estimate than any other amount, the minimum is accrued. Some of the factors on which the Company bases its estimates include information provided by feasibility studies, potentially responsible party negotiations and the development of remedial action plans. Because reported liabilities are recorded based on estimates, actual amounts could differ from those estimates. After partial remediation payments at certain sites, the Company has estimated a range of possible environmental and legal losses from $10.4 million to $39.2 million at September 30, 2006, compared to $8.4 million to $39.2 million at December 31, 2005. At September 30, 2006 and December 31, 2005, the Company’s accrued liability for such losses, which represents the Company’s best estimate within the estimated range of possible environmental and legal losses, was $18.6 million. During the nine months of 2006, non-capital cash outlays related to legal and environmental matters approximated $2.3 million compared to $1.5 million for the nine months of 2005.

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

OUTLOOK

The improvement in third quarter 2006 profits was broad based. The Company’s biodiesel product contributed to the improvement, but the broader surfactant customer and product portfolio showed greater earnings improvement. Polymer sales volume and earnings also continued to improve. Sales volume for the fourth quarter of 2006 is expected to exceed sales volumes reported for last year’s fourth quarter for both surfactants and polymers. The recovery of higher raw material costs in the marketplace continues to be largely successful. The Company plans to reorganize its European business in the fourth quarter of 2006 as management continues to concentrate on profitability. The reorganization will focus on reduced headcount through eliminating duplication of support functions at three sites across Europe. Potential fourth quarter severance costs of $1.0 to $1.5 million should result in similar approximate annual savings thereafter. Biodiesel expansion options continue to be evaluated, but no final decision has been reached as the Company studies alternative manufacturing technologies and the related profitability of different investment options.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 15 to the consolidated financial statements, included in Part I, Item 1, for information on recent accounting pronouncements that may affect the Company.

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

Part II OTHER INFORMATION

Item 1 - Legal Proceedings

Maywood, New Jersey Site

The Company’s property in Maywood, New Jersey and property formerly owned by the Company adjacent to its current site and other nearby properties (Maywood site) were listed on the National Priorities List in September 1993 pursuant to the provisions of CERCLA because of certain alleged chemical contamination. Pursuant to an Administrative Order on Consent entered into between USEPA and the Company for property formerly owned by the Company, and the issuance of an order by USEPA to the Company for property currently owned by the Company, the Company completed a Remedial Investigation Feasibility Study (RI/FS) in 1994. The Company submitted the Draft Final FS for Soil and Source Areas (Operable Unit 1) in September 2002. In addition, the Company submitted the Draft Final FS for Groundwater (Operable Unit 2) in June 2003. The Company is awaiting the issuance of a Record of Decision (ROD) from USEPA relating to the Maywood site and the proposed chemical remediation. The final ROD will be issued sometime after a public comment period.

Also, the New Jersey Department of Environmental Protection (NJDEP) filed a complaint against the Company and other entities on February 6, 2006, alleging that the defendants discharged hazardous substances at the Maywood site and at neighboring properties not part of the Maywood site resulting in damage to natural resources and the incurrence of response costs. The complaint was amended and removed to federal court but was remanded to state court on September 22, 2006.

The Company believes it has adequate reserves for claims associated with the Maywood site, and has recorded a liability for the estimated probable costs it expects to incur at the Maywood site related to remediation of chemical contamination. However, depending on the results of the ongoing discussions with USEPA, the final cost of such remediation could differ from the current estimates.

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

Ewan, D’Imperio and Lightman Drum Company Sites

During the mid-1970’s, Jerome Lightman and the Lightman Drum Company allegedly disposed of hazardous substances at several sites in New Jersey. The Company has been named as a potentially responsible party (PRP) in the case United States v. Lightman (1:92-cv-4710 D.N.J.), which involves the D’Imperio Superfund Site and the Ewan Superfund Site, both located in New Jersey. The Company has reached an agreement in principal with respect to the past costs and future allocation percentage in said litigation for costs related to the D’Imperio Superfund Site, including costs to comply with USEPA’s Unilateral Administrative Orders, as well as for the past costs and allocation percentage at the Ewan Superfund Site. Such agreement in principal is subject to additional approvals. On September 22, 2006, the Court dismissed the litigation subject to a petition to reopen if the settlement is not finalized in 60 days. On a related matter, if the aforementioned litigation is settled, the Company, as a condition of settlement, will dismiss its appeal currently pending in the United States Third Circuit Court of Appeals objecting to the lodging of a partial consent decree in favor of the United States Government in this litigation. Under the partial consent decree, the government recovered past costs at the D’Imperio Superfund Site from all PRPs including the Company. The Company paid its assessed share but will not seek to recover the sums it paid if the settlement is finalized. The Company believes that a resolution of its liability for this litigation will not have a material impact on the financial position, results of operations or cash flows of the Company.

Regarding the D’Imperio Superfund Site, USEPA previously indicated it would seek penalty claims against the Company based on the Company’s alleged noncompliance with the Modified Unilateral Administrative Order issued in January 2000 (Order). In December 2004, the Company entered into a Consent Decree with USEPA, which resolves USEPA’s claims asserted against the Company for the alleged noncompliance with the Order. The settlement amount paid pursuant to the Consent Decree did not have a material impact on the financial position, results of operations or cash flows of the Company. In addition, the Company received notice from the NJDEP dated March 21, 2001, that NJDEP will pursue cost recovery against the alleged responsible parties, including the Company, in connection with the D’Imperio Superfund Site. The NJDEP’s claims include costs related to remediation of the D’Imperio Superfund Site in the amount of $434,406 (as of November 3, 2000) and alleged natural resource damages in the amount of $529,584. The NJDEP settled such claims against the alleged responsible parties, resulting in the Company paying its portion ($83,061) in July 2002.

In addition to the Ewan and D’Imperio Superfund Sites, the Company received a Section 104(e) Request for Information from USEPA dated March 21, 2000, regarding the Lightman Drum Company Site located in Winslow Township, New Jersey. The Company responded to this request on May 18, 2000. In addition, the Company received a Notice of Potential Liability and Request to Perform RI/FS dated June 30, 2000, from USEPA. The Company has decided that it will participate in the performance of the RI/FS as a member of the Lightman Yard PRP Group. Due to the addition of other PRPs, the Company allocation percentage has decreased. However, the allocation has not yet been finalized by the Lightman Yard PRP Group. In the fourth quarter of 2005, the Company paid a third assessment in the amount of $42,280.

The Company believes that based on current information it has adequate reserves for the Jerome Lightman-related environmental sites.

Wilmington Site

The Company is currently contractually obligated to contribute to the response costs associated with the Company’s formerly-owned site at 51 Eames Street, Wilmington, Massachusetts. Remediation at this site is being managed by its current owner to whom the Company sold the property in 1980. Under the agreement, once total site remediation costs exceed certain levels, the Company is obligated to contribute up to five percent of future response costs associated with this site with no limitation on the ultimate amount of contributions. To date, the Company has paid the current owner $1.2 million for the Company’s portion of environmental response costs through the second quarter of 2006 (the current owner of the site bills the Company one calendar quarter in arrears). At September 30, 2006, the Company has recorded a reserve of $0.7 million for current and future claims associated with this site. Depending on the ultimate cost of the remediation at this site, the amount for which the Company is liable could differ from the current estimates.

In addition, the Company received a Notice of Potential Liability letter from USEPA dated January 12, 2006, regarding this site. The Company’s response was filed on January 31, 2006. The Company then received a special notice letter from USEPA dated June 19, 2006, advising the Company and the other PRPs at the site, that they have 45 days to begin negotiations with USEPA to conduct certain response actions, including an RI/FS at the site. The PRPs responded to USEPA on August 25, 2006, that they will agree to participate in such negotiations in order to reach an agreement on the performance of an RI/FS for the site. The PRPs are awaiting a response from USEPA.

The Company and other prior owners also entered into an agreement in April 2004 waiving certain statute of limitations defenses for claims which may be filed by the Town of Wilmington, Massachusetts, in connection with this site. While the Company has denied any liability for any such claims, the Company agreed to this waiver while the parties continue to discuss the resolution of any potential claim, which may be filed. Effective March 15, 2006, the Company executed a tolling agreement with potential plaintiffs regarding claims, which may be filed against the Company and other prior owners regarding this site. The Company is unable to predict what its liability, if any, will be for these potential new claims.

Item 1A – Risk Factors

There have been no material changes from the risk factors disclosed in the Company’s 2005 Annual Report on Form 10-K.

Item 2. - Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

There were no share purchases by the Company during the third quarter of 2006.

Item 3 - Defaults Upon Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

None

Item 5 - Other Information

None

Item 6 – Exhibits

(a) Exhibit 31.1	–	Certification of President and Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)

(b) Exhibit 31.2	–	Certification of Vice President – Finance pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)

(c) Exhibit 32	–	Certification pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEPAN COMPANY

Date: November 3, 2006

/s/ J. E. Hurlbutt
J. E. Hurlbutt
Vice President - Finance