Form 10-K
period 2006-12-31
STEPAN CO
filed 2007-03-08
CIK 94049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 1-4462

STEPAN COMPANY

(Exact name of registrant as specified in its charter)

Delaware	36-1823834
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Edens and Winnetka Road, Northfield, Illinois	60093
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number including area code: 847-446-7500

Securities registered pursuant to Section 12 (b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $1 par value	New York Stock Exchange Chicago Stock Exchange

5 1/2% Convertible Preferred Stock, no par value	New York Stock Exchange Chicago Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

Aggregate market value at June 30, 2006, of voting stock held by nonaffiliates of the registrant: $204,204,002*

Number of shares outstanding of each of the issuer’s classes of common stock as of February 28, 2007:

Class	Outstanding at February 28, 2007
Common Stock, $1 par value	9,238,521

Documents Incorporated by Reference

Part of Form 10-K	Document Incorporated
Part III, Items 10-14	Proxy Statement dated March 22, 2007

* Based on reported ownership by all directors, officers and beneficial owners of more than 5% of registrant’s voting stock. However, this determination does not constitute an admission of affiliate status for any of these holders.

STEPAN COMPANY

ANNUAL REPORT ON FORM 10-K

December 31, 2006

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

RAW MATERIALS

The most important raw materials used by the Company are of a petroleum or plant nature. For 2007, the Company has commitments from suppliers to cover its forecasted requirements and is not substantially dependent upon any one supplier.

RESEARCH AND DEVELOPMENT

The Company maintains an active research and development program to assist in the discovery and commercialization of new knowledge with the intent that such effort will be useful in developing a new product or in bringing about a significant improvement to an existing product or process. Total expenses for research and development during 2006, 2005 and 2004 were $18.9 million, $18.3 million, and $16.0 million, respectively. The balance of expenses reflected on the Consolidated Statements of Income relates to technical services, which include routine product testing, analytical methods development and sales support service.

ENVIRONMENTAL COMPLIANCE

Compliance with applicable federal, state and local regulations regarding the discharge of materials into the environment, or otherwise relating to the protection of the environment, resulted in capital expenditures by the Company of approximately $2.2 million during 2006.

These expenditures represented approximately five percent of the Company’s capital expenditures in 2006. These expenditures, when incurred, are depreciated and charged on a straight-line basis to pre-tax earnings over their estimated useful lives, which is typically 10 years. Recurring costs associated with the operation and maintenance of facilities for waste treatment and disposal and managing environmental compliance in ongoing operations at our manufacturing locations were approximately $13.1 million in 2006. Compliance with such regulations is not expected to have a material adverse effect on the Company’s earnings and competitive position in the foreseeable future.

EMPLOYMENT

At December 31, 2006 and 2005, the Company employed 1,528 and 1,510 persons, respectively.

FOREIGN OPERATIONS AND REPORTING SEGMENTS

See Note 15, Segment Reporting, of the Consolidated Financial Statements (Item 8 of this Form 10-K).

WEBSITE

The Company’s website address is www.stepan.com. The Company makes available free of charge on or through its website its code of conduct, annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. The website also includes the Company’s corporate governance guidelines and the charters for the audit, nominating and corporate governance and compensation and development committees of the Board of Directors.

Item 1A.	Risk Factors

The following discussion identifies the most significant factors that may adversely affect the Company’s business, financial condition and results of operations. These and other factors, many of which are beyond the Company’s control, may cause future results of operations to differ materially from those currently expected or desired.

The Company’s forecasts and other forward-looking statements are based on a variety of assumptions and estimates that are subject to significant uncertainties. The Company’s performance may not be consistent with these forecasts or forward-looking statements.

From time to time in press releases and other documents filed with the SEC, the Company publishes forecasts or other forward-looking statements regarding its future results, including estimated revenues, net earnings and other operating and financial metrics.

Any forecast or forward-looking statement related to the Company’s future performance reflects various assumptions and estimates, which are subject to significant uncertainties, and the achievement of any forecast or forward-looking statement depends on numerous risks and other factors, including those described in this Annual Report on Form 10-K, many of which are beyond the Company’s control. If these assumptions and estimates prove to be incorrect, or any of the risks or other factors occur, then the Company’s performance may not be consistent with these forecasts or forward-looking statements.

You are cautioned not to base your entire analysis of the Company’s business and prospects upon isolated predictions, but instead are encouraged to utilize the entire mix of publicly available historical and forward-looking information, as well as other available information affecting the Company, the Company’s services and the Company’s industry, when evaluating the Company’s forecasts and other forward-looking statements relating to the Company’s operations and financial performance.

Natural disasters, including earthquakes, fires and flooding, work stoppages and terrorism could severely damage the Company’s systems and facilities or interrupt the Company’s operations and result in a material adverse effect on the Company’s business, financial condition and results of operations.

Natural disasters, such as fires, flooding, earthquakes and tornadoes, power loss, break-ins, work stoppages, acts of war, terrorism or other similar events could severely damage the Company’s systems and facilities or interrupt the Company’s operations, potentially resulting in temporary or permanent loss of the Company’s manufacturing capability. Some of the Company’s products cannot currently be made, or made in the volume required, at more than one of the Company’s locations. For some of these products, the Company has access to external market suppliers, but the Company cannot guarantee that these products will be available to it in the market or at a cost that is competitive with the Company’s cost of manufacturing these products. While the Company maintains insurance coverage, there can be no assurance that it would be sufficient to cover any or all losses resulting from the occurrence of any of these events. As a result, the occurrence of any of these events could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

The Company faces significant competition in each of its operating segments. If the Company cannot successfully compete in the marketplace, its profitability, business, financial condition and results of operations may be materially and adversely affected.

The worldwide market for the Company’s products is highly competitive. The Company also faces significant competition from numerous national, regional and local companies within some or all of its product categories in each market it serves. In addition, some of the Company’s customers have internal manufacturing capabilities that allow them to achieve make-versus-buy economics, which may result at times in the Company gaining or losing business with these customers in volumes that could adversely affect its profitability.

To achieve expected profitability levels, the Company must, among other things, maintain the service levels and competitive pricing necessary to retain existing customers and attract new customers. The Company’s inability to do so could put it at a competitive disadvantage relative to its competitors, and if the Company cannot successfully compete in the marketplace, its business, financial condition, results of operations and cash flows may be materially and adversely affected.

The volatility of raw material and natural gas costs may materially and adversely affect the Company’s business, financial condition, results of operations and cash flows.

The principal raw materials used in the Company’s products are petroleum-based or plant-based. Natural gas is used in the Company’s manufacturing sites primarily to generate steam for its manufacturing processes. The prices of many of these raw materials are cyclical, and the market price of natural gas has recently been very volatile. Supply and demand factors, which are beyond the Company’s control, generally affect the price of these raw materials and natural gas. The Company may not be able to pass increased raw material and natural gas prices on to customers through increases in product prices as a result of arrangements the Company has with certain customers and competitive pressures in the market. The Company tries to minimize the effect of increases in the prices of raw materials and natural gas through production efficiency, the use of alternative suppliers and, in the case of natural gas, the use of forward contracts. If the Company is unable to minimize the effects of increased raw material and energy costs, its business, financial condition, results of operations and cash flows may be materially and adversely affected.

If the Company is unable to keep and protect its intellectual property rights, the Company’s ability to compete may be negatively impacted.

The Company has intellectual property rights in all three reportable segments. Although most of the Company’s intellectual property rights are registered in the United States and in the foreign countries in which it operates, the Company may not be able to assert these rights successfully in the future or that they will not be invalidated, circumvented or challenged. Other parties may infringe on the Company’s intellectual property rights, which may dilute their value. Any infringement on the Company’s intellectual property rights would also likely result in diversion of management’s time and the Company’s resources to protect these rights through litigation or otherwise. In addition, the laws of some foreign countries may not protect the

Company’s intellectual property rights to the same extent as the laws of the United States. Any loss of protection of these intellectual property rights could adversely affect the future results of operations and cash flows of the Company.

The Company is subject to risks related to its operations outside the U.S.

The Company has substantial operations outside the U.S. In the year ended December 31, 2006, the Company’s sales outside of the U.S. constituted approximately 32 percent of the Company’s net sales. In addition to the risks described in this annual report on Form 10-K that are common to both the Company’s U.S. and non-U.S. operations, the Company faces, and will continue to face, risks related to the Company’s foreign operations such as:

•	foreign currency fluctuations;

•	unstable political, economic, financial and market conditions;

•	import and export license requirements;

•	trade restrictions;

•	increases in tariffs and taxes;

•	high levels of inflation;

•	restrictions on repatriating foreign profits back to the U.S.;

•	greater difficulty collecting accounts receivable and longer payment cycles;

•	less favorable intellectual property laws;

•	unfamiliarity with and changes in foreign laws and regulations; and

•	changes in labor conditions and difficulties in staffing and managing international operations.

All of these risks have affected the Company’s business in the past and may have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows in the future.

The Company is also exposed to fluctuations in exchange rates. The Company’s results of operations are reported in U.S. dollars. However, outside the U.S., the Company’s sales and costs are denominated in a variety of currencies including the European euro, British pound, Canadian dollar, Mexican peso, Colombian peso, Brazilian real and Chinese RMB. Fluctuations in exchange rates may materially and adversely affect the Company’s business, financial condition, results of operations and cash flows.

In all jurisdictions in which the Company operates, the Company is also subject to laws and regulations that govern foreign investment, foreign trade and currency exchange transactions. These laws and regulations may limit the Company’s ability to repatriate cash as dividends or otherwise to the U.S. and may limit the Company’s ability to convert foreign currency cash flows into U.S. dollars. A weakening of the currencies in which the Company generates sales relative to the foreign currencies in which the Company’s costs are denominated may lower the Company’s operating profits and cash flows.

We are subject to a variety of environmental, health and safety and product registration laws that expose the Company to potential financial liability and increased operating costs.

The Company’s operations are regulated under a number of federal, state, local and foreign environmental, health and safety laws and regulations that govern, among other things, the discharge of hazardous materials into the air, soil and water as well as the use, handling, storage and disposal of these materials. These laws and regulations include the U.S. Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, and the Comprehensive Environmental Response, Compensation and Liability Act, as well as analogous state, local and foreign laws. Compliance with these environmental laws and regulations is a major consideration for the Company because the Company uses hazardous materials in some of the Company’s manufacturing processes. In addition, compliance with environmental laws could restrict the Company’s ability to expand its facilities or require the Company to acquire costly pollution control equipment, incur other significant expenses or modify its manufacturing processes. The Company has incurred and will continue to incur capital expenditures and operating costs in complying with these laws and regulations. In addition, because the Company is a generator of hazardous wastes, the Company, along with any other person who disposes or arranges for the disposal of the Company’s wastes, may be subject to financial exposure for costs associated with any investigation and remediation of sites at which the Company has disposed or arranged for the disposal of hazardous wastes if those sites become contaminated, even if the Company fully complied with applicable environmental laws at the time of disposal. In the event that new contamination is discovered, the Company may become subject to additional requirements with respect to existing contamination or the Company’s clean-up obligations.

The Company is also subject to numerous federal, state, local and foreign laws that regulate the manufacture, storage, distribution and labeling of many of the Company’s products, including some of the Company’s disinfecting, sanitizing and antimicrobial products. Some of these laws require the Company to have operating permits for the Company’s production facilities, warehouse facilities and operations. Various federal, state, local and foreign laws and regulations also require the Company to register the Company’s products and to comply with specified requirements with respect to those products. If the Company fails to comply with any of these laws and regulations, it may be liable for damages and the costs of remedial actions in excess of the Company’s reserves, and may also be subject to fines, injunctions or criminal sanctions or to revocation, non-renewal or modification of the Company’s operating permits and revocation of the Company’s product registrations. Any such revocation, modification or non-renewal may require the Company to cease or limit the manufacture and sale of its products at one or more of the Company’s facilities, which may limit or prevent the Company’s ability to meet product demand or build new facilities and may have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows. Any such revocation, non-renewal or modification may also result in an event of default under the indenture for the Company’s notes or under the Company’s credit facilities, which, if not cured or waived, may result in the acceleration of all the Company’s indebtedness.

In addition to the costs of complying with environmental, health and safety requirements, the Company has incurred and may incur in the future costs defending against environmental litigation brought by government agencies and private parties. The Company may be a defendant in lawsuits brought by parties in the future alleging environmental damage, personal injury or property damage. A significant judgment against the Company could harm its business, financial condition, results of operations and cash flows.

The potential cost to the Company relating to environmental, health and safety and product registration matters, including the cost of complying with the foregoing legislation and remediating contamination, is uncertain due to factors such as the unknown magnitude and type of possible contamination and clean-up costs, the complexity and evolving nature of laws and regulations relating to the environment, health and safety and product registration, including those outside of the U.S., and the timing, variable costs and effectiveness of clean-up and compliance methods. Environmental and product registration laws may also become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with any violation, which may also negatively impact the Company’s operating results. Accordingly, the Company may become subject to additional liabilities and increased operating costs in the future under these laws and regulations that may have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

The Company’s inability to estimate and maintain appropriate levels of reserves for existing and future contingencies may materially and adversely affect the Company’s business, financial condition or results of operations.

The levels of reserves maintained by the Company for pending and threatened legal proceedings are estimates based on various assumptions. An adverse ruling or external forces such as changes in the rate of inflation, the regulatory environment and other factors that could prove such assumptions to be incorrect may affect the accuracy of these estimates. Given the uncertainties inherent in such estimates, the Company’s actual liability could differ significantly from the amounts the Company reserved to cover any existing and future contingencies. If the Company’s actual liability is higher than estimated or any new legal proceeding is initiated, it could materially and adversely affect the Company’s business, financial condition and results of operations.

We have a material amount of indebtedness and may incur additional indebtedness, or need to refinance existing indebtedness, in the future, which may adversely affect the Company’s business and operations.

The Company has a material amount of indebtedness and may incur additional indebtedness in the future. As of December 31, 2006, the Company’s domestic debt totaled $101.2 million, including $91.8 million of unsecured promissory notes with maturities extending until 2018. In addition, to provide liquidity, the Company has a $60 million revolving credit facility, under which there were borrowings of $9.4 million as of December 31, 2006.

The Company’s foreign subsidiaries also maintain bank term loans and short-term bank lines of credit in their respective countries to meet working capital requirements as well as to fund capital expenditure programs and acquisitions. As of December 31, 2006, the Company’s subsidiaries’ aggregate outstanding debt totaled $29.9 million.

The Company’s current indebtedness and any additional indebtedness incurred in the future may materially and adversely affect its business and operations. For example, it could:

•

require the Company to dedicate a substantial portion of cash flow from operations to pay principal and interest on the Company’s debt, which would reduce funds available to fund future working capital, capital expenditures and other general operating requirements;

•	make it more difficult for the Company to make payments on its indebtedness;

•	limit the Company’s ability to borrow funds that may be needed to operate and expand its business;

•	increase the Company’s vulnerability to general adverse economic and industry conditions or a downturn in the Company’s business; and

•	place the Company at a competitive disadvantage compared to its competitors that have less debt.

The Company’s loan agreements contain provisions, which, among others, require maintenance of certain financial ratios and place limitations on additional debt, investments and payment of dividends. Failure to comply with these loan agreements would require debt restructuring that could be materially adverse to the Company’s financial position, results of operations and cash flows.

General economic downturns may have an adverse effect on the Company’s business, financial condition, results of operations and cash flow.

General economic downturns adversely affect some users of the variety of end products that are manufactured using the Company’s products. These users may reduce their volume of purchases of such end products during economic downturns. Any future general economic downturn may have an adverse effect on the Company’s business, financial condition, results of operations and cash flows.

If the Company is unable retain key employees and other personnel, its operations and growth may be adversely affected.

The Company’s success depends largely on the efforts and abilities of its management team and other key personnel. Their experience and industry contacts significantly benefit the Company. If any of the Company’s senior management or other key personnel ceases to work for us, its operations and growth may be adversely affected.

Various liability claims could materially and adversely affect the Company’s financial condition and operating results.

The Company may be required to pay for losses or injuries purportedly caused by its products. The Company faces an inherent exposure to various types of claims including general liability, product liability, toxic tort and environmental (“claims”), among others, if its products, or the end products that are manufactured with the Company’s products, result in property damage, injury or death. Various claims may be made against the Company even if there is no evidence that its products cause a loss. Claims could result in significant expenses relating to defense costs or damages awards and in a diversion of management’s time and the Company’s resources. Any claim brought against the Company could materially and adversely affect the Company’s financial condition, operating results and cash flows.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

The following properties are owned by the Company:

	Name of Plant	Location	Site Size	Product
1.	Millsdale	Millsdale (Joliet), Illinois	580 acres	Surfactants/Polymers

2.	Fieldsboro	Fieldsboro, New Jersey	45 acres	Surfactants

3.	Anaheim	Anaheim, California	8 acres	Surfactants

4.	Winder	Winder, Georgia	202 acres	Surfactants

5.	Maywood	Maywood, New Jersey	19 acres	Surfactants / Specialty Products

6.	Stepan France	Grenoble, France	20 acres	Surfactants

7.	Stepan Mexico	Matamoros, Mexico	13 acres	Surfactants

8.	Stepan Germany	Cologne, Germany	12 acres	Surfactants/Polymers

9.	Stepan UK	Stalybridge (Manchester), United Kingdom	11 acres	Surfactants

10.	Stepan Colombia	Manizales, Colombia	5 acres	Surfactants

11.	Company’s Headquarters and Central Research Laboratories	Northfield, Illinois	8 acres	N/A

In addition, the Company leases 49,000 square feet of office space in an office complex near its headquarters in Northfield, Illinois. Stepan Canada, Inc., which manufactures surfactants, is located on a 70 acre leased, with an option to purchase, site in Longford Mills, Ontario, Canada. Also, Stepan Canada, Inc. maintains a leased sales office in Burlington, Ontario, Canada. Stepan Mexico maintains a leased sales office in Mexico City, Mexico. Stepan China, a majority-owned joint venture that produces polymers, is located on a four acre leased site in Nanjing, China. Stepan China also maintains a leased sales office in Shanghai, China. Under the terms of the purchase contract for its January 2005 acquisition, Stepan Brazil leases a surfactants manufacturing facility on 27 acres of land in Vespasiano, Minas Gerais, Brazil. At the end of the 10-year lease agreement, the assets will be transferred and assigned to Stepan Brazil. Stepan Brazil also leases a small office in an office building in San Paulo, Brazil. The Company’s 50 percent owned joint venture in the Philippines manufactures surfactants on nine acres of land under a long term lease with our joint venture partner.

Item 3.	Legal Proceedings

There are a variety of legal proceedings pending or threatened against the Company that occur in the normal course of the Company’s business, the majority of which relate to environmental matters. Some of these proceedings may result in fines, penalties, judgments or costs being assessed against the Company at some future time. The Company’s operations are subject to extensive local, state and federal regulations, including the U.S. Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) and the Superfund amendments of 1986 (“Superfund”). Over the years, the Company has received requests for information relative to or has been named by the government as a potentially responsible party at 22 waste disposal sites where cleanup costs have been or may be incurred under CERCLA and similar state statutes. In addition, damages are being claimed against the Company in general liability actions for alleged personal injury or property damage in the case of some disposal and plant sites. The Company believes that it has made adequate provisions for the costs it may incur with respect to these sites. For most of these sites, the involvement of the Company is expected to be minimal, however, the more significant sites are described below:

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

Ewan, D’Imperio and Lightman Drum Company Sites

During the mid-1970’s, Jerome Lightman and the Lightman Drum Company disposed of hazardous substances at several sites in New Jersey. The Company has been named as a potentially responsible party (PRP) in the case United States v. Lightman (1:92-cv-4710 D.N.J.), which involves the D’Imperio Superfund Site and the Ewan Superfund Site, both located in New Jersey. The Company has reached an agreement in principal with respect to the past costs and future allocation percentage in said litigation for costs related to the D’Imperio Superfund Site, including costs to comply with USEPA’s Unilateral Administrative Orders, as well as for the past costs and allocation percentage at the Ewan Superfund Site. Such agreement in principal is subject to additional approvals, including final execution of a settlement agreement in the first half of 2007. On a related matter, if the aforementioned litigation is settled, the Company, as a condition of settlement, will dismiss its appeal currently pending in the United States Third Circuit Court of Appeals objecting to the lodging of a partial consent decree in favor of the United States Government in this litigation. Under the partial consent decree, the government recovered past costs at the D’Imperio Superfund Site from all PRPs including the Company. The Company paid its assessed share but will not seek to recover the sums it paid if the settlement is finalized. The Company believes that a resolution of its liability for this litigation will not have a material impact on the financial position, results of operations or cash flows of the Company.

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

Wilmington Site

The Company is currently contractually obligated to contribute to the response costs associated with the Company’s formerly-owned site at 51 Eames Street, Wilmington, Massachusetts. Remediation at this site is being managed by its current owner to whom the Company sold the property in 1980. Under the agreement, once total site remediation costs exceed certain levels, the Company is obligated to contribute up to five percent of future response costs associated with this site with no limitation on the ultimate amount of contributions. To date, the Company has paid the current owner $1.2 million for the Company’s portion of environmental response costs through the third quarter of 2006 (the current owner of the site bills the Company one calendar quarter in arrears). At December 31, 2006, the Company has increased its reserve from $0.7 million to $1.1 million for current and future claims associated with this site. Depending on the ultimate cost of the remediation at this site, the amount for which the Company is liable could differ from the current estimates.

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

On February 15, 2007, the Company executed a settlement agreement with 19 plaintiffs regarding alleged personal injury claims they asserted against the Company and other prior owners regarding this site. The plaintiffs’ attorney executed the settlement on behalf of his clients. The agreement is expected to be submitted to the court for approval during March. As a result of this settlement the company recorded a fourth quarter charge of $3.0 million for this settlement.

The Company believes that based on current information it has adequate reserves for the claims related to this site.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of stockholders during the fourth quarter of the fiscal year ended December 31, 2006.

Executive Officers of the Registrant

Executive Officers are elected annually by the Board of Directors at the first meeting following the Annual Meeting of Stockholders to serve until the next annual meeting of the Board and until their respective successors are duly elected and qualified.

The Executive Officers of the Company, their ages as of February 28, 2007, and certain other information are as follows:

Name	Age	Title	Year First Elected Officer
F. Quinn Stepan	69	Chairman	1967
F. Quinn Stepan, Jr.	46	President and Chief Executive Officer	1997
John V. Venegoni	48	Vice President and General Manager – Surfactants	1999
Robert J. Wood	49	Vice President and General Manager – Polymers	2001
Anthony J. Zoglio	61	Vice President – Supply Chain	2001
James E. Hurlbutt	53	Vice President – Finance	2002
Frank Pacholec	51	Vice President, Research and Development	2003
Gregory Servatius	47	Vice President, Human Resources	2006
H. Edward Wynn	46	Vice President, General Counsel and Secretary	2007

F. Quinn Stepan is an executive officer of the Company and Chairman of the Company’s Board of Directors. He served the Company as Chairman and Chief Executive Officer from 1984 through 2005.

F. Quinn Stepan, Jr., has served the Company as President and Chief Executive Officer since January 2006. He served the Company as President and Chief Operating Officer from 1999 through 2005.

John V. Venegoni has served the Company as Vice President and General Manager – Surfactants since February 1999.

Robert J. Wood has served the Company as Vice President and General Manager – Polymers since January 2001.

Anthony J. Zoglio has served the Company as Vice President – Supply Chain since November 2003. From July 2001 until November 2003, he served the Company as Vice President – Manufacturing and Engineering.

James E. Hurlbutt has served the Company as Vice President – Finance since February 2005. From February 2002 until February 2005, he served the Company as Vice President and Controller.

Frank Pacholec has served the Company as Vice President, Research and Development since April 2003. From November 1983 until April 2003, he was employed with Monsanto and Solutia, where he last served as Director of Research and Development and Product Stewardship for Solutia’s Resins and Additives division in Germany.

Gregory Servatius has served the Company as Vice President, Human Resources since February 2006. From April 2003 until January 2006, he served as Vice President, Surfactant Sales. From October 2001 until April 2003, he served as Vice President, Functional Products.

H. Edward Wynn was appointed elected Vice President, General Counsel and Secretary effective January 9, 2007. From 2005 until 2006, he served as Chief Administrative Officer and General Counsel with Heritage Development Partners, LLC. From 2003 until 2005, he served as Chief Administrative Officer and General Counsel with the Illinois Department of Central Management Services. From 2001 until 2003 he was a partner at Winston and Strawn. From 1989 until 2000 he served in various legal and regulatory positions at SBC Communications, Inc. and Ameritech (both now AT&T).

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	The Company’s common stock is listed and traded on both the New York Stock Exchange and the Chicago Stock Exchange. See table below for New York Stock Exchange quarterly market price information.

Quarterly Stock Data

	Stock Price Range
	2006		2005
Quarter	High	Low	High	Low
First	$29.55	$25.05	$24.35	$21.61
Second	$31.94	$27.50	$24.00	$20.80
Third	$33.00	$27.64	$26.56	$22.37
Fourth	$31.67	$28.41	$27.48	$23.73
Year	$33.00	$25.05	$27.48	$20.80

The Company’s 5 1/2 percent convertible preferred stock is listed and traded on the New York Stock Exchange and the Chicago Stock Exchange. See Note 8, Stockholders’ Equity of the Consolidated Financial Statements (Item 8 of this Form 10-K) for a description of the preferred stockholders’ rights.

From time to time the Company purchases shares of its common stock in the open market and in private transactions for the purpose of funding option grants under its stock option plans and deferred compensation plans for directors and officers.

There were no shares purchased by the Company during the fourth quarter of 2006.

(b)	On February 28, 2007, there were 1,275 holders of record of common stock of the Company.

(c)	See table below for quarterly dividend information. Also, see Note 5, Debt and Note 8, Stockholders’ Equity of the Consolidated Financial Statements (Item 8 of this Form 10-K), which sets forth the restrictive covenants covering dividends.

Dividends Paid Per Common Share

Quarter	2006		2005
First	20.00	¢	19.50	¢
Second	20.00	¢	19.50	¢
Third	20.00	¢	19.50	¢
Fourth	20.50	¢	20.00	¢

Year	80.50	¢	78.50	¢

(d)	Stock Performance Graph

The following stock performance graph compares the yearly change since December 31, 2001, in cumulative return on the Common Stock of the Company on a dividend reinvested basis to the Dow Jones Chemical Industry Index and the Russell 2000 Index. The Dow Jones Chemical Industry Index is a market-capitalization weighted grouping of 34 chemical companies, including major manufacturers of both basic and specialty products. Stepan Company is not included in the Dow Jones Chemical Industry Index. The Russell 2000 Index is a market-capitalization weighted grouping of 2,000 small to medium sized companies in a broad range of industries. Stepan Company was a part of the Russell 2000 Index during 2006. The graph assumes $100 was invested on December 31, 2001, and shows the cumulative total return as of each December 31 thereafter.

Item 6.	Selected Financial Data

See the table below for selected financial information.

(In thousands, except per share and employee data)

For the Year	2006	2005	2004	2003	2002
Net Sales	$1,172,583	$1,078,377	$935,816	$784,855	$748,539
Operating Income	15,853	25,468	19,179	9,796	33,930
Percent of Net Sales	1.4%	2.4%	2.0%	1.2%	4.5%
Income before Income Taxes and Minority Interest	7,389	17,646	14,633	5,271	30,268
Percent of Net Sales	0.6%	1.6%	1.6%	0.7%	4.0%
Provision for Income Taxes	900	4,170	4,320	360	10,139
Income Before Cumulative Effect of Change in Accounting Principle	6,670	13,529	10,324	4,911	20,129
Per Diluted Share (a)	0.63	1.39	1.05	0.45	2.05
Net Income	6,670	13,159	10,324	4,911	20,129
Per Diluted Share (a)	0.63	1.35	1.05	0.45	2.05
Percent of Net Sales	0.6%	1.2%	1.1%	0.6%	2.7%
Percent to Stockholders’ Equity (b)	3.8%	7.9%	6.3%	3.1%	12.9%
Percent Return on Invested Capital (c)	4.51%	5.60%	4.97%	3.32%	6.44%
Cash Dividends Paid	8,149	7,869	7,731	7,579	7,339
Per Common Share	0.8050	0.7850	0.7725	0.7625	0.7375
Depreciation and Amortization	38,384	38,769	39,169	41,426	40,117
Capital Expenditures	45,970	41,519	33,766	32,872	36,135
Weighted-average Common Shares Outstanding	9,131	9,005	8,970	8,889	8,861

As of Year End

Working Capital	$87,974	$96,344	$77,882	$71,521	$80,095
Current Ratio	1.5	1.6	1.5	1.5	1.8
Property, Plant and Equipment, net	225,604	211,119	208,870	210,665	211,050
Total Assets	546,055	516,159	492,776	464,217	439,667
Long-term Debt Obligations	107,403	108,945	94,018	92,004	104,304
Stockholders’ Equity	180,786	166,834	168,241	162,067	158,829
Per share (d)	18.33	17.19	17.42	16.89	16.64
Number of Employees	1,528	1,510	1,420	1,447	1,529

(a)	Based on weighted-average number of common shares outstanding during the year.
(b)	Based on average equity.
(c)	Defined as net operating profit after taxes divided by invested capital.
(d)	Based on common shares and the assumed conversion of the convertible preferred shares outstanding at year end.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

The Company produces and sells intermediate chemicals that are used in a wide variety of applications worldwide. The overall business comprises three reportable segments:

•

Surfactants, which accounted for 75 percent of consolidated net sales for 2006, are principal ingredients in consumer and industrial cleaning products such as detergents for washing clothes, dishes, carpets, floors and walls, as well as shampoos, lotions, fabric softeners, toothpastes and cosmetics. Other applications include biodiesel, germicidal quaternary compounds, lubricating ingredients, emulsifiers for spreading agricultural products and plastics and composites. Surfactants are manufactured at six North American sites (five in the U.S. and one in Canada), three European sites (United Kingdom, France and Germany) and three Latin American sites (Mexico, Brazil and Colombia).

•

Polymers – Polymers, which accounted for 23 percent of consolidated net sales for 2006, include three primary product lines: phthalic anhydride, polyols and polyurethane systems. Phthalic anhydride is used in polyester alkyd resins and plasticizers for applications in construction materials and components of automotive, boating and other consumer products. Polyols are used in the manufacture of laminate insulation board for the construction industry and are also sold to the appliance, coatings, adhesives, sealants and elastomers markets. Polyurethane systems provide thermal insulation and are sold to the construction, industrial and appliance markets. In the U.S., polymer product lines are manufactured at its Millsdale, Illinois, site. The Company also manufactures polyols at its Wesseling (Cologne), Germany facility, as well as at its joint venture in Nanjing, China.

•

Specialty Products – Specialty products, which accounted for two percent of consolidated net sales for 2006, include flavors, emulsifiers and solubilizers used in the food and pharmaceutical industries. Specialty products are manufactured primarily at its Maywood, New Jersey, site.

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

A number of the Company’s key raw materials and energy sources are commodities, principally petroleum-based and plant-based materials and natural gas (used to power the Company’s manufacturing facilities), whose prices fluctuate due to weather, general economic demand and other unpredictable factors. From 2004 through 2006, raw material costs escalated due to instability in the Middle East and tight supplies. Increased raw material costs are passed on to customers as quickly as the marketplace allows; however, certain customers have arrangements with the Company that allow for price changes only on a quarterly basis, and competitive pressures sometimes prevent cost increases from being passed on to customers, particularly in periods when there is excess industry capacity. Accordingly, some product lines or market segments may take time to recover raw material cost increases. The Company raised selling prices numerous times throughout 2004, 2005 and 2006, which aided in stemming further profit margin erosion. However, the current profit margin relative to net sales continues to lag behind historical levels. Increasing costs will continue to be passed on to customers as quickly as the market will allow.

The Company continues to seek ways to control and reduce its operating expenses. In the fourth quarter of 2006, the Company announced a plan to restructure the business functions within its European surfactants organization. The restructuring is an effort to create operational efficiencies and cut costs by centralizing various positions and eliminating functional redundancies. The current year operating results include $2.8 million in severance expenses related to the staffing reorganization. It is anticipated that the effort will result in future annual pretax savings of approximately $1.5 million, with partial savings realized in 2007 and full savings realized annually beginning in 2008.

The Company’s administrative expenses are subject to period-to-period fluctuations due principally to the accounting for the Company’s deferred compensation plans and to obligations associated with environmental remediation and related legal issues. The Company operates in a setting of extensive local, state and federal regulations concerning the environment. The Company has been named as a potentially responsible party to perform environmental remediation at the Company’s expense, at a number of geographic sites. The Company believes it has adequate reserves for all known environmental sites, but an adverse determination could result in a significant negative effect on the Company’s financial position, results of operations and cash flows. Expenses related to legal and environmental matters increased $5.2 million from 2005 to 2006. From 2004 to 2005, such expenses declined $2.8 million. Expense related to the Company’s deferred compensation plans increased $1.6 million and $1.4 million between 2005 and 2006 and between 2004 and 2005, respectively. Not included in administrative expenses is the income earned by the mutual fund investments held by the Company to fund its deferred compensation obligations. The investment income is included in the “Other, net” line in the “Other Income (Expense)” section of the Consolidated Statements of Income. The pre-tax effect of deferred compensation related activities is displayed below:

(Dollars in millions)	(Income) / Expense For the Years Ended December 31
	2006	2005	2004
Deferred Compensation (Administrative expense)	$3.7	$2.1	$0.7
Investment Income (Other, net)	(1.2)	(0.6)	(0.5)

Net Pre-tax Income Effect	$2.5	$1.5	$0.2

For further discussions of these matters, see the ‘Environmental and Legal Matters’ and ‘Critical Accounting Policies’ sections of this Management Discussion and Analysis.

In 2007, the Company is focused on commercializing its newest polyol, growing its global fabric softener franchise, larger scale commercialization of sulfonated methyl esters for the surfactant marketplace and securing long-term value for its biodiesel business initiative. Biodiesel earnings are forecast to be lower in 2007 due to lower crude oil and higher soybean oil pricing. The Company continues to explore tallow as an alternate feedstock to soybean oil for biodiesel. The Company is also pursuing additional distribution outlets to reduce some of the inherent risk in the biodiesel business. The lower crude oil prices that are expected to adversely affect biodiesel margins should help the Company’s core operating segments through lower raw material costs.

Results of Operations

2006 Compared with 2005

Summary

Net income for 2006 declined 49 percent to $6.7 million, or $0.63 per diluted share, compared to $13.2 million, or $1.35 per diluted share, for 2005. Before the cumulative effect of a change in accounting principle for asset retirement obligations, 2005 net income was $13.5 million, or $1.39 per diluted share. Operating income for 2006 fell $9.6 million, or 38 percent, from operating income reported in 2005. The decline in operating income reflected a $5.2 million increase in legal and environmental expenses, a $1.6 million increase in deferred compensation expense and $2.8 million of fourth quarter 2006 severance expense related to the restructuring of the Company’s Europe surfactants organization. Included in the legal and environmental expense increase was a $3.0 million fourth quarter 2006 settlement for personal injury claims associated with the Company’s previously owned Wilmington, Massachusetts site (sold in 1980). In addition to the foregoing, the prior year income results benefited from $2.5 million of insurance settlement income related to the 2004 fire at the Company’s United Kingdom subsidiary, $2.1 million in non-recurring income related to a U.S. Department of Agriculture biodiesel incentive income and a large non-recurring polyurethane systems sales contract. Below is a summary discussion of the major factors leading to the year-to-year changes in net sales, profits and expenses. A detailed discussion of segment operating performance for 2006 follows the summary.

Consolidated net sales for 2006 increased $94.2 million, or nine percent, higher than consolidated net sales for 2005. All reportable segments reported year-to-year increases in net sales. Increases in selling prices, due primarily to the pass through of higher raw material costs, along with a favorable mix of surfactants sales and greater polymers volume led to the increase in net sales. Consolidated sales volume increased one percent from year-to-year. Higher average selling prices and the small sales volume increase accounted for approximately $76.7 million and $11.4 million of the net sales growth, respectively. The favorable effects of foreign currency translations accounted for about $6.1 million of the year-to-year change.

Operating income for 2006 was $9.6 million, or 38 percent, lower than operating income for 2005. Gross profit was up $2.9 million, or two percent, while operating expenses increased $12.5 million, or 13 percent. The surfactants segment accounted for most of the gross profit increase as results for North America operations improved due to higher selling prices and a more favorable customer and product mix. Also, increased Latin America sales volume contributed to the higher surfactants profits. Gross profit for the polymers segment was up less than one percent from year-to-year as the effects of higher raw material costs, particularly for foreign operations, and a drop in sales volume for polyurethane systems largely offset the effect of sales volume growth for the polyols product line. Gross profit for the specialty products segment dropped due to higher raw material costs. In addition to the foregoing, consolidated 2005 gross profit benefited from the previously mentioned Stepan UK insurance income and the U.S. Department of Agriculture biodiesel incentive income.

The 13 percent increase in operating expenses was attributable to a $10.5 million, or 30 percent, increase in administrative expenses and a $2.0 million, or six percent, increase in marketing expenses. The above noted Europe severance expenses and increases in legal, deferred compensation and consulting expenses accounted for most of the increase in administrative expenses. See the ‘Corporate Expense’ section of this discussion for additional details about the year-to-year changes in legal, deferred compensation and consulting expenses. Approximately half of the marketing expense increase was attributable to higher U.S. salary expense. Personnel transfers from research areas into the U.S. marketing organization coupled with normal pay increases caused most of the salary expense increase. On a combined basis, marketing and research expense grew $2.0 million, or three percent, due to higher salary expense.

Interest expense increased $1.1 million, or 14 percent, between years due to higher average interest rates and higher average debt levels. The higher average interest rates reflected a greater mix of long-term fixed rate debt. The Company made a planned shift to a larger proportion of fixed rate debt in the final quarter of 2005. In addition, current year interest rates on short-term borrowings were higher than those for the same period of 2005. The inflationary impact of crude and natural oils on raw material costs led to higher levels of working capital resulting in the higher average debt levels.

Other, net, which includes foreign exchange gains and losses and investment related income and expense, was $1.2 million of income for 2006 compared to $0.7 million of income for 2005. Higher investment income generated by the mutual funds held for deferred compensation purposes accounted for the entire $0.5 million year-to-year increase.

The effective tax rate was 12.2 percent in 2006 compared to 23.6 percent in 2005. The decrease in the effective tax rate was primarily due to an increased level of biodiesel tax credits that were established as part of the American Jobs Creation Act of 2004 and the Energy Tax Incentives Act of 2005 (currently scheduled to expire December 31, 2008). The decrease was also due to the utilization of net operating loss carryforwards in Germany for which valuation allowances had previously been recorded and to the favorable effect of a new tax law in Mexico that reduced the current year tax provision. See Note 7 to the consolidated financial statements for a reconciliation between the statutory U.S. federal income tax rates and the effective tax rate.

Segment Results

(Dollars in thousands)	Surfactants	Polymers	Specialty Products	Segment Results	Corporate	Total
For the year ended December 31, 2006
Net sales	$880,327	$264,167	$28,089	$1,172,583	—	$1,172,583
Operating income	21,249	26,106	3,225	50,580	(34,727)	15,853

For the year ended December 31, 2005
Net sales	$823,603	$228,457	$26,317	$1,078,377	—	$1,078,377
Operating income	20,084	26,652	5,257	51,993	(26,525)	25,468

Surfactants

Surfactants net sales for 2006 increased $56.7 million, or seven percent, over net sales 2005. The effects of higher selling prices and a more favorable mix of sales accounted for the net sales growth. The favorable effects of foreign currency translations added $5.4 million to the increase in net sales. Sales volume was largely unchanged between years. A year-to-year comparison of net sales by region follows:

	For the Year Ended
(Dollars in thousands)
	December 31, 2006	December 31, 2005	Increase / (Decrease)	Percent Change
North America	$611,645	$585,664	$25,981	+4
Europe	188,751	176,473	12,278	+7
Latin America	79,931	61,466	18,465	+30

Total Surfactants Segment	$880,327	$823,603	$56,724	+7

Selling price increases, a more favorable customer and product mix and a $3.4 million positive effect of foreign currency translation drove the four percent increase in net sales for North America operations. The average selling price was up seven percent between years. The effects of selling price increases and the more favorable mix of sales more than offset the effect of a three percent drop in sales volume. Most of the sales volume decline was attributable to a 17 percent fall in commodity laundry products, which resulted from customer product reformulations and market share fluctuations. Higher selling prices reflected the pass through of rising raw material costs to customers. The improved customer and product mix reflected higher sales volumes for the distributor and specialty foamers market, as focused efforts have proved successful in these markets. These products carry higher selling prices and are more profitable than commodity laundry products. In addition, current year sales volume for biodiesel products was up 57 percent over last year’s sales volume and resulted in $8.9 million of additional net sales.

Higher selling prices and a 14 percent growth in sales volume accounted for the 30 percent improvement in net sales for Latin America operations. All three Latin America subsidiaries reported higher net sales. Growth in fabric softener sales drove Latin America net sales and sales volume gains.

The seven percent year-to-year improvement in net sales for European operations resulted from a three percent increase in sales volume and average selling prices and $1.9 million related to the favorable effects of foreign currency translations. A more favorable mix of sales coupled with increased selling prices, particularly for Stepan UK, contributed to the increase in average selling prices.

Surfactants operating income for 2006 was up $1.2 million, or six percent, over operating income for 2005. Gross profit increased $4.6 million, or six percent, and operating expenses increased $3.4 million, or six percent. Approximately $2.8 million of the operating expense increase resulted from severance costs related to the restructuring of Europe’s surfactants organization. In addition, the operating income and gross profit results for 2005 benefited from $2.5 million of insurance income related to the 2004 fire at the Company’s United Kingdom subsidiary and $2.1 million of U.S. Department of Agriculture biodiesel incentives. Year-to-year comparisons of gross profit by region and total segment operating expenses and operating income follows:

	For the Year Ended
(Dollars in thousands)
	December 31, 2006	December 31, 2005	Increase / (Decrease)	Percent Change
North America	$59,506	$54,721	$4,785	+9
Europe	12,304	13,345	(1,041)	-8
Latin America	9,409	8,595	814	+9

Total Surfactants Segment	$81,219	$76,661	$4,558	+6
Operating Expenses	59,970	56,577	3,393	+6

Operating Income	$21,249	$20,084	$1,165	+6

The positive effects of higher selling prices along with a more favorable customer and product mix more than offset the effects of a three percent drop in sales volume and led to the nine percent increase in gross profit for North America operations. The selling price increases reflected the Company’s ongoing efforts to recapture margin lost due to higher raw material costs. Higher sales volumes for the distributor and specialty foamers product lines accounted for the improved mix. As noted earlier, sales for these product lines are more profitable than sales for the commodity laundry product line, which accounted for the reduced North America surfactants sales volume. Gross profit for the biodiesel product line fell $0.3 million, or four percent, from year to year despite greater sales volume. Gross profit in 2005 included $2.1 million of income for incentives received from the U.S. Department of Agriculture for increasing biodiesel production. The incentive program was discontinued during 2006. The biodiesel business generated $1.6 million of U.S. income tax credits that are not reflected in gross profit or operating income, but are included in the full year tax provision. Latin America’s nine percent gross profit improvement resulted from the 14 percent sales volume increase noted above. Stepan Brazil accounted for most of the Latin America gross profit improvement due to increased sales volume. Stepan Mexico’s gross profit was essentially unchanged between years. The Company is expanding its Mexican fabric softener capacity to meet increased demand. Gross profit for European operations fell eight percent from year to year primarily as a result of the non-recurring nature of the aforementioned insurance income. Excluding the insurance income, Europe’s gross profit increased $1.4 million, or 13 percent, between years due to the three percent increase in sales volume and the higher selling prices.

Surfactants segment operating expenses for 2006 increased $3.4 million, or six percent, over 2005 operating expenses due principally to the $2.8 million of Europe severance expense. The remainder of the year-to-year variance was primarily attributable to the unfavorable effects of foreign currency translation.

Polymers

2006 polymers segment net sales increased $35.7 million, or 16 percent, over net sales for 2005. Higher selling prices and a seven percent increase in sales volume accounted for approximately $18.3 million and $16.7 million of the net sales improvement, respectively. The favorable effects of foreign currency translation added $0.7 million to the increase. A year-to-year comparison of net sales by region is displayed below:

	For the Year Ended
(Dollars in thousands)
	December 31, 2006	December 31, 2005	Increase / (Decrease)	Percent Change
North America	$214,864	$198,160	$16,704	+8
Europe	40,878	27,770	13,108	+47
Asia and Other	8,425	2,527	5,898	+233

Total Polymers Segment	$264,167	$228,457	$35,710	+16

Higher average selling prices, due primarily to the pass through of raw material cost increases, accounted for the eight percent increase in net sales for North America operations. Sales volume was essentially unchanged from year to year. Sales volumes were up four percent and one percent for the phthalic anhydride and polyol product lines, respectively, but sales volume for polyurethane systems dropped 26 percent. In 2005, North America polyol sales volume included the unusual sale of two barges of raw materials. Excluding the raw material sales, North America polyol sales volume increased five percent between years as the downturn in roofing insulation board demand that began in the second half of 2005 subsided somewhat in 2006. A nonrecurring large sales contract that was filled in the second quarter of 2005 coupled with the loss of business at three customers drove a decline in sales volume for polyurethane systems. The year-to-year increase in net sales for European operations resulted from a 39 percent increase in polyol sales volume. The higher sales volume was the effect of concentrated efforts to recover market share that was lost in 2005 due to competitive pressures. The significant increase in net sales for Asia and other regions was due to increased sales volume of polyol generated by the Company’s China joint venture. Sales volume improved four-fold as the venture continued to attract new business. Stepan China commenced manufacturing operations in the second quarter of 2005.

Polymers 2006 operating income fell $0.5 million, or two percent, from operating income for 2005. Gross profit increased $0.2 million from year to year, while operating expenses increased $0.7 million. The prior year’s profit results benefited from a large polyurethane systems sales contract that was completely filled in the second quarter of 2005. The current year’s profit results benefited from $0.7 million of income related to the settlement of a 2005 claim for to an electrical outage in the Company’s phthalic anhydride plant precipitated by an undersized transformer installed by the Company’s electricity provider (the entire claim settlement was $0.9 million, of which $0.2 million was allocated to the surfactants segment). Year-to-year comparisons of gross profit by region and total segment operating expenses and operating income follows:

	For the Year Ended
(Dollars in thousands)
	December 31, 2006	December 31, 2005	Increase / (Decrease)	Percent Change
North America	$36,178	$35,108	$1,070	+3
Europe	4,180	4,982	(802)	-16
Asia and Other	404	492	(88)	-18

Total Polymers Segment	$40,762	$40,582	$180	—
Operating Expenses	14,656	13,930	726	+5

Operating Income	$26,106	$26,652	$(546)	-2

The year-to-year increase in gross profit for North America polymers was attributable to improved pricing for the polyols product line partially offset by the previously noted reduced sales volume for polyurethane systems. The 2006 settlement income related to the 2005 electric outage also contributed. Selling price increases for polyols enabled the business to continue recovering margin lost from persistent rising material costs. On average, selling prices for North America polymers were eight percent higher than selling prices for 2005. Despite higher sales volume, European operations reported an $0.8 million, or 16 percent, drop in gross profit between years primarily due to higher raw material costs that were difficult to entirely recapture with selling price increases. In 2005, the Europe operation benefited from a contractual arrangement that offered favorable raw material prices that did not carry into 2006. The China joint venture reported 2006 gross profit that was less than that reported in 2005, as the effect of higher sales volume was more than offset by higher raw material costs. Competitive situations made it difficult to raise selling prices in China enough to cover the increased raw material costs.

North America operations accounted for the $0.7 million, or five percent, year-to-year operating expense increase. Marketing expenses were up $0.6 million and research and development expenses were up $0.1 million. Numerous small variances accounted for the increase in marketing expenses, including salary and travel related expenses.

Specialty Products

Net sales for 2006 were $1.8 million, or seven percent, higher than net sales reported for 2005. All product lines reported improved net sales on higher sales volumes. Despite higher sales volume, operating income declined $2.0 million, or 39 percent, between years due primarily to higher raw material costs for the segment’s food ingredients product line. Competitive pressures impeded the Company from raising selling prices. A $0.8 million, or 30 percent, increase in operating expenses, due mainly to a higher allocation of research expenses related to the pharmaceutical product line, contributed to the operating income decline.

Corporate Expenses

Corporate expenses, which primarily include corporate operating (including legal and environmental expenses) expenses that are not allocated to the reportable segments, increased $8.2 million, or 31 percent, to $34.7 million for 2006 from $26.5 million for 2005. The following table depicts the major items that accounted for the year-to-year corporate expense increase:

(Dollars in millions)
Legal/Environmental Expense	$5.2	(a)
Deferred Compensation	1.6	(b)
Consulting Fees	0.4	(c)
Salary Expense	0.4	(d)
Stock-based Compensation	0.4	(e)
Other	0.2

Total	$8.2

(a)	Due primarily to a fourth quarter 2006 $3.0 million settlement of a personal injury claim (see Part 1, Item 3, Legal Proceedings, in this Form 10-K), a $0.6 million increase in environmental remediation liability requirements and increases in outside legal consultation work related to environmental and regulatory compliance and the Company’s retirement benefit plan amendments.
(b)	Due to an increase in the price of the Company’s common stock and to the increase in value of the mutual funds to which the deferred compensation liability is tied.
(c)	Reflects expenses for outside consultants used to aid the Company in amending its retirement benefit plans.
(d)	Largely due to the filling of open staff positions and to normal pay increases.
(e)	Reflects compensation expense related to the Company’s stock options and performance stock awards. The Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, on January 1, 2006. Under the previous accounting rules, the Company recognized no stock-based compensation expense

Results of Operations

2005 Compared with 2004

Summary

Net income for 2005 increased 27 percent to $13.2 million, or $1.35 per diluted share, compared to $10.3 million, or $1.05 per diluted share, for 2004. Net income for 2005 before the cumulative effect of a change in accounting principle was $13.5 million, or $1.39 per diluted share. Operating income increased $6.3 million, or 33 percent, due primarily to improved profitability for the polymers and surfactants segments. Operating income benefited from higher selling prices, higher surfactants sales volumes, particularly for the Company’s foreign entities and domestic biodiesel product, and $2.5 million of insurance settlement income related to the 2004 fire at the United Kingdom manufacturing site. The foregoing benefits overcame utility expenses that increased $7.4 million, or 33 percent, and operating expenses that rose $5.6 million, or six percent. Increased research and marketing expenses, partially offset by reduced administrative expenses, accounted for the higher 2005 operating expenses. Despite the $6.3 million operating income improvement, pretax income grew just $3.0 million due primarily to a decline in the results of the Company’s Philippines joint venture. A $0.4 million after tax charge related to a change in accounting principle, necessitated by the adoption of a new accounting rule for conditional asset retirement obligations, also negatively affected 2005 net income. Below is a summary discussion of the major factors leading to the year-to-year changes in net sales, profits and expenses. A detailed discussion of segment operating performance for 2005 follows the summary.

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

Gross profit for 2005 was up $11.9 million, or 11 percent, over gross profit for 2004. On a consolidated basis, gross profit as a percent of net sales declined to 11 percent in 2005 from 12 percent in 2004, due primarily to cost increases outpacing selling price increases. Polymers and surfactants gross profits were up $7.1 million and $6.9 million, respectively, between years, and specialty products gross profit was down $1.3 million. Selling price increases implemented to mitigate the negative effects of rising material costs that eroded 2004 profit margins drove the polymers profit improvement. The increase in surfactants gross profit resulted from higher sales volume, particularly for the Company’s foreign entities and domestic biodiesel product, and $2.5 million in insurance proceeds related to the September 2004 fire at the Company’s UK subsidiary. Higher utility and labor expenses tempered the gross profit improvement. Lower sales volume, especially for the food ingredients product line, led to the drop in specialty products gross profit.

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

The Company reported a $0.7 million loss related to its Philippines joint venture in 2005 compared to income of $2.3 million in 2004, a $3.0 million unfavorable year-to-year change. An unfavorable change in product mix coupled with lower sales volume for Stepan Philippines led to the loss. A loss of sales of higher margin products was only partially replaced with sales of lower margin products.

Other, net, which includes foreign exchange gains and losses and investment-related income and expense, was $0.7 million of income for 2005 compared to $0.4 million of income for 2004, an increase of $0.3 million. The Company recorded foreign exchange gains of $0.1 million for 2005 compared to foreign exchange losses of $0.2 million for 2004.

The effective tax rate was 23.6 percent in 2005 compared to 29.5 percent in 2004. The decrease in the effective tax rate was primarily due to biodiesel tax credits that were enacted as part of the American Jobs Creation Act of 2004 and the Energy Tax Incentives Act of 2005. The decrease was also due to the utilization of net operating loss carryforwards in Germany and credit carryforwards in Mexico for which valuation allowances had previously been recorded. This decrease was partially offset by a lower tax benefit realized on foreign joint venture equity income during the current year. The year-to-year decline in the effective tax rate was somewhat mitigated by the non-recurring 2004 tax benefit realized on a $2.8 million charitable contribution of intellectual property. See Note 7 to the consolidated financial statements for a reconciliation between the statutory U.S. federal income tax rates and the effective tax rate.

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

Surfactants

Surfactants net sales for 2005 increased $114.1 million, or 16 percent, over net sales for 2004. A 10 percent increase in sales volume, higher selling prices, and $8.2 million of favorable foreign currency translation all contributed to the year-to-year increase in net sales. A year-to-year comparison of net sales by region follows:

	For the Year Ended
(Dollars in thousands)
	December 31, 2005	December 31, 2004	Increase / (Decrease)	Percent Change
North America	$585,664	$500,157	$85,507	+17
Europe	176,473	164,519	11,954	+7
Latin America	61,466	44,811	16,655	+37

Total Surfactants Segment	$823,603	$709,487	$114,116	+16

The growth in net sales for North America was attributable to higher selling prices, a five percent increase in sales volume and $4.0 million of favorable currency translation. The Company’s biodiesel product line accounted for about 77 percent of the North America sales volume improvement and about 26 percent of the North America net sales increase. Demand for the Company’s biodiesel product, which is made from soybean oil, was very strong due to the high cost of crude oil. Biodiesel accounted for five percent of North America surfactants net sales and sales volume in 2005 compared to one percent of net sales and sales volume in 2004. The Company’s laundry and cleaning and general surfactants product lines also contributed to the domestic net sales and sales volume increases. Excluding the positive effects of foreign currency translation, net sales for Latin America operations increased $12.1 million, or 27 percent, between 2005 and 2004. The Latin America net sales improvement was driven by the Company’s Mexico and Brazil operations. Stepan Mexico posted an $8.7 million improvement in net sales, due primarily to a 24 percent increase in sales volume. Fabric softener sales were a large contributor to Mexico’s net sales and sales volume growth. Stepan Brazil reported a $2.9 million improvement in net sales due to new sales attributable to the manufacturing facility acquired in January 2005. Excluding the negative effects of foreign currency translation, net sales for European operations increased $12.4 million, or eight percent, from year to year. The increase reflected price increases aimed at passing raw material cost increases to customers and a three percent growth in sales volume. The United Kingdom subsidiary accounted for most of the sales volume increase as it benefited from the mid-year plant closure by a major competitor.

Surfactants 2005 operating income was up $1.5 million, or eight percent, over 2004 operating income. Gross profit increased $6.9 million, or 10 percent, while operating expenses increased $5.4 million, or 11 percent. Gross profit for 2005 included $2.5 million of insurance settlement proceeds related to the fire damage done to the United Kingdom’s plant drying equipment in September 2004. The insurance proceeds were recorded as reductions to cost of sales. Year-to-year comparisons of gross profit by region and total segment operating expenses and operating income follows:

	For the Year Ended
(Dollars in thousands)
	December 31, 2005	December 31, 2004	Increase / (Decrease)	Percent Change
North America	$54,721	$52,393	$2,328	+4
Europe	13,345	12,193	1,152	+9
Latin America	8,595	5,191	3,404	+66

Total Surfactants Segment	$76,661	$69,777	$6,884	+10
Operating Expenses	56,577	51,149	5,428	+11

Operating Income	$20,084	$18,628	$1,456	+8

The gross profit growth for Latin America reflected the previously noted sales volume increases for the Company’s Mexico and Brazil subsidiaries. Stepan Mexico and Stepan Brazil contributed $2.8 million and $1.0 million, respectively, to the Latin America operations gross profit improvement. The four percent increase in gross profit for North America operations was largely due to higher sales of biodiesel and laundry and cleaning products, which more than offset lower gross profit in the remainder of the North America region that was largely attributable to higher natural gas costs. Gross profit for European operations increased $1.2 million, or nine percent, from year to year. Excluding the insurance settlement income, gross profit for European operations fell $1.3 million, or 11 percent. The European locations struggled during the first half of 2005 to recover the rising cost of raw materials from customers, as excess industry manufacturing capacity and vertically integrated competitors made it difficult for the Company to recover all of the costs. Margin improvement began to occur in the last half of 2005.

Operating expenses for 2005 were $5.4 million, or 11 percent, higher than operating expenses for 2004. North America operations accounted for $4.0 million of the operating expense increase, due to research and development expenses and marketing expenses that were up $2.9 million and $1.1 million, respectively, from year to year. Higher salary and fringe benefit expenses accounted for about $1.6 million of the research and development increase. Outside services for the development, testing and registration of new technologies (up about $0.4 million from year to year) and various other expenses also contributed to the increase in research and development expenses. Higher salary and benefit expenses accounted for the marketing expense increase. Higher healthcare, pension, bonus and profit sharing expenses led to the increase in benefits for both research and development expenses and marketing expenses. Latin America accounted for the remainder of the increase in operating expenses for the surfactants segment. Approximately $0.4 million of Latin America’s $1.4 million year-to-year change resulted from the effects of foreign currency translation. Operating expenses for Stepan Brazil increased $1.0 million between years due to additional administrative and marketing costs needed to support its new business.

Polymers

Polymers net sales for 2005 grew $29.2 million, or 15 percent, over net sales for 2004. Higher selling prices, due primarily to the pass through of higher raw material costs, more than offset a nine percent drop in sales volume. A year-to-year comparison of net sales by region is displayed below:

	For the Year Ended
(Dollars in thousands)
	December 31, 2005	December 31, 2004	Increase / (Decrease)	Percent Change
North America	$198,160	$171,530	$26,630	+16
Europe	27,770	26,140	1,630	+6
Asia and Other	2,527	1,565	962	+61

Total Polymers Segment	$228,457	$199,235	$29,222	+15

Net sales for North America operations were up 16 percent despite a nine percent drop in sales volume. Higher selling prices, due to the pass through of raw material cost increases to customers, more than offset the effect of the lower sales volume. Average selling prices were up about 27 percent from year to year. The decline in sales volume reflected reduced polyol demand from the roofing insulation board market, particularly in the second half of the year, in response to high material costs, as end-users delayed roofing repairs. Also contributing to the fall in sales volume was a planned manufacturing maintenance shutdown in the phthalic anhydride manufacturing facility that ran longer than anticipated due to an electrical fire caused by faulty utility company equipment. Net sales in 2005 benefited from a large, special polyurethane systems order that was shipped in the second quarter. The increase in net sales for European operations was due entirely to higher selling prices implemented primarily to pass on the rising raw material costs. Sales volume was down nine percent between years, as some market share was lost due to high prices and increased competition. Net sales for Asia and other regions were up due to the new Stepan China joint venture polyol production plant that commenced operations in the second quarter of the current year.

Polymers operating income was $26.7 million for 2005, up $5.2 million, or 24 percent, from operating income for 2004. Gross profit increased $7.1 million, or 21 percent, between years. The previously noted extended maintenance shutdown led to approximately $1.0 million in higher costs and lost profit. Year-to-year comparisons of gross profit by region and total segment operating expenses and operating income are displayed below:

	For the Year Ended
(Dollars in thousands)
	December 31, 2005	December 31, 2004	Increase / (Decrease)	Percent Change
North America	$35,108	$31,083	$4,025	+13
Europe	4,982	2,114	2,868	+136
Asia and Other	492	294	198	+67

Total Polymers Segment	$40,582	$33,491	$7,091	+21

Operating Expenses	13,930	12,029	1,901	+16

Operating Income	$26,652	$21,462	$5,190	+24

The 13 percent improvement in gross profit for North America operations was attributable to the previously noted selling price increases, which aided in recovering past margin deterioration and more than compensated for the nine percent drop in sales volume and the additional expenses incurred as a result of the extended maintenance shutdown. The current year’s gross profit also benefited from the aforementioned large, special polyurethane systems order that was shipped in the second quarter. The increase in gross profit for European operations was driven by selling price increases and by a contractual arrangement that offered favorable raw material prices for a portion of the year. The Company’s China joint venture, which commenced operations in 2005, accounted for the higher gross profit reported by Asia and other regions.

Operating expenses were up $1.9 million, or 16 percent, from year to year. North America operations accounted for approximately $1.1 million of the operating expense increase. Research and development expenses were up $0.8 million, due largely to higher costs necessary to support polymer development projects. Marketing expenses were up $0.3 million, due largely to higher salary and fringe benefit expenses. The remainder of the polymer operating expense increase was attributable to Europe ($0.6 million) and Asia ($0.2 million) operations. Higher marketing expenses accounted for about half of the increased European operating expenses, while higher administrative and research and development expenses accounted for the remainder. The increased operating expenses for Asia reflected the fact that there were no operating expenses reported for Stepan China in 2004.

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

Liquidity and Financial Condition

Cash provided by operating activities totaled $38.8 million for full year 2006, compared to $42.0 million for 2005. Net income decreased by $6.5 million from year to year. Working capital consumed $5.9 million in 2006 compared to $10.3 million in 2005. For 2006, inventory growth was higher while accounts receivable growth was lower when compared to 2005. Higher raw material costs, precipitated by the rising costs of crude oil and natural oils, accounted for most of the inventory growth. A lower growth rate in period-to-period sales led to the lower year-to-year growth of accounts receivable. Operating cash flows for 2006 included customer prepayments totaling $5.5 million for future product delivery, which were received in the fourth quarter.

Capital expenditures totaled $46.0 million for 2006, an increase of $4.5 million from $41.5 million in 2005. The year-to-year increase reflected the expansion of fabric softener capacity and the implementation of a multi-purpose reactor for the Company’s Latin American operations. For 2007, the Company projects that capital spending will be basically flat from year to year.

During 2006, total company debt, excluding capitalized leases, increased by $5.5 million, from $125.7 million to $131.2 million. An increase in working capital requirements, brought on by higher raw material costs, led to the year-to-year increase in Company debt. During 2006, the Company also reduced its cash by $11.3 million, to a more typical $5.4 million at December 31, 2006, compared to $16.6 million one year earlier. During late 2005, the Company completed a new term loan of $40 million, partly to pre-fund anticipated cash needs for 2006. As a result, 2005 year-end cash levels were higher than normal. As of December 31, 2006, the ratio of total debt to total debt plus shareholders’ equity was 42.0 percent, compared to 43.0 percent as of December 31, 2005.

As of December 31, 2006, Company debt included $91.8 million of unsecured promissory notes with maturities extending through 2018. These notes are the Company’s primary source of long-term debt financing, and are supplemented by bank credit facilities to meet short and medium term needs.

The Company maintains contractual relationships with its U.S. banks that provide for revolving credit of up to $60.0 million, which may be drawn upon as needed for general corporate purposes through April 20, 2011 under a revolving credit agreement. On April 20, 2006, the Company entered into a new revolving credit agreement with its U.S. banks to replace the prior agreement, which would have expired in May 2007. The new unsecured agreement provides committed credit of up to $60 million with terms that are similar to those in the prior agreement. At December 31, 2006, borrowings under committed U.S. credit lines totaled $9.4 million. The Company also meets short-term liquidity requirements through uncommitted U.S. bank lines of credit.

The Company’s foreign subsidiaries maintain bank term loans and short-term bank lines of credit in their respective local currencies to meet working capital requirements as well as to fund capital expenditure programs and acquisitions. At December 31, 2006, the Company’s European subsidiaries had term loans totaling $15.3 million including current maturities. The European subsidiaries also had short-term bank debt totaling $9.3 million with unborrowed capacity of approximately $12.7 million at that date. The Company’s Mexican subsidiary had $1.0 million of debt outstanding at December 31, 2006. The Company’s Chinese joint venture had $4.4 million of bank debt for which Stepan Company has issued guaranties for the Company’s proportionate interest (55 percent) of the credit facilities.

The Company’s loan agreements contain provisions, which, among others, require maintenance of certain financial ratios and place limitations on additional debt, investments and payment of dividends. The Company is in compliance with its U.S. loan agreements.

Due to European severance costs and changes to French pension accounting standards, the Company’s French subsidiary was out of compliance with its loan agreements as of December 31, 2006. The Company obtained a compliance waiver from its French banks.

The Company anticipates that cash from operations and from committed credit facilities will be sufficient to fund anticipated capital expenditures, dividends and other planned financial commitments for the foreseeable future. Any substantial acquisitions would require additional funding.

Contractual Obligations

At December 31, 2006, the Company’s contractual obligations, including estimated payments by period, were as follows:

	Payments Due by Period
(Dollars in thousands)	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Long Term Debt Obligations	$131,164	$23,761	$23,359	$24,153	$59,891
Interest Payments on Debt Obligations (a)	39,013	7,182	10,916	8,691	12,224
Capital Lease Obligations	2,136	267	534	534	801
Operating Lease Obligations	19,444	3,117	5,027	3,407	7,893
Purchase Obligations (b)	54,195	51,409	2,786	—	—
Other (c)	21,445	7,308	2,920	2,937	8,280

Total	$267,397	$93,044	$45,542	$39,722	$89,089

(a)	Interest payments on debt obligations represent interest on all Company debt at December 31, 2006. The interest payment amounts related to the variable rate component of the Company’s debt assume that interest will be paid at the rates prevailing at December 31, 2006. Future interest rates may change, and therefore, actual interest payments would differ from those disclosed in the above table.
(b)	Purchase obligations consist of raw material, utility and telecommunication service purchases made in the normal course of business.
(c)	The “Other” category is comprised of deferred revenues that represent commitments to deliver products; expected 2006 required contributions to the Company’s funded defined benefit pension plans; estimated payments related to the Company’s unfunded defined benefit supplemental executive and outside directors pension plans; and estimated payments (undiscounted) related to the Company’s asset retirement obligations.

The above table does not include $63.1 million of other non-current liabilities recorded on the balance sheet, as summarized in Note 13 to the consolidated financial statements. The non-current liabilities consist of liabilities related to the Company’s funded defined benefit pension plans and deferred compensation plans for which payment periods can not be determined. Non-current liabilities also include environmental and legal liabilities that are primarily contingent in nature (see Note 14 to the consolidated financial statements).

Pension Plans

The Company contributed $6.4 million to its funded defined benefit pension plans in 2006. The Company expects to contribute approximately $4.6 million to the plans in 2007. Payments related to the unfunded non-qualified plans will approximate $0.3 million in 2007 compared to $0.1 million in 2006. During the first half of 2006, amendments were made to four of the Company’s defined benefit pension plans: the U.S. funded salaried defined benefit pension plan, the non-qualified unfunded supplemental executive defined benefit pension plan, the Maywood, New Jersey, hourly defined benefit pension plan and the Stepan United Kingdom defined benefit pension plan. The effect of the amendments was to freeze the noted defined benefit pension plans at June 30, 2006, after which no service benefits will be accrued. In July 2006, the Company established defined contribution plans whereby fixed Company contributions are made to the accounts of eligible participants based on participants’ base earnings. The Company does not expect any full year savings in the near future, as the expense related to the defined contribution plans is expected to offset any reduction in defined benefit pension expense. The volatility in pension expense should decline. See Note 11 to the consolidated financial statements for further information about the Company’s post retirement plans.

In August 2006, the Pension Protection Act of 2006 (PPA) was signed into law. The PPA changes the funding rules for defined benefit pension plans and alters other rules regarding defined contribution and deferred compensation plans. The funding rules are effective beginning January 1, 2008, while some of the defined contribution changes take effect by January 1, 2007. The Company is currently evaluating the effect the PPA will have on its funding practices. The changes to the defined contribution and deferred compensation plan rules are expected to have no effect on Company expenses.

Letters of Credit

The Company maintains two standby letters of credit under its workers’ compensation insurance agreements. These letters of credit are renewed annually and amended to the amounts required by the insurance agreements each year. As of December 31, 2006, the Company had $1.4 million in standby letters of credit for these agreements.

Off-Balance Sheet Arrangements

The Securities and Exchange Commission requires disclosure of off-balance sheet arrangements that either have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors. As of December 31, 2006 and 2005, the Company did not have any of the noted off-balance sheet arrangements.

Environmental and Legal Matters

The Company’s operations are subject to extensive local, state and federal regulations. Although the Company’s environmental policies and practices are designed to ensure compliance with these laws and regulations, future developments and increasingly stringent environmental regulation could require the Company to make additional unforeseen environmental expenditures. The Company will continue to invest in the equipment and facilities necessary to comply with existing and future regulations. During 2006, the Company’s expenditures for capital projects related to the environment were $2.2 million. These projects are capitalized and depreciated over their estimated useful lives, which is typically 10 years. Recurring costs associated with the operation and maintenance of facilities for waste treatment and disposal and managing environmental compliance in ongoing operations at our manufacturing locations were approximately $13.1 million for 2006, $11.1 million for 2005 and $12.1 million for 2004. While difficult to project, it is not anticipated that these recurring expenses will increase significantly in the future.

Over the years, the Company has received requests for information related to or has been named by the government as a potentially responsible party at 22 waste disposal sites where cleanup costs have been or may be incurred under CERCLA and similar state statutes. In addition, damages are being claimed against the Company in general liability actions for alleged personal injury or property damage in the case of some disposal and plant sites. The Company believes that it has made adequate provisions for the costs it may incur with respect to the sites. It is the Company’s accounting policy to record liabilities when environmental assessments and/or remedial efforts are probable and the cost or range of possible costs can be reasonably estimated. When no amount within the range is a better estimate than any other amount, the minimum is accrued. Some of the factors on which the Company bases its estimates include information provided by feasibility studies, potentially responsible party negotiations and the development of remedial action plans. Because reported liabilities are recorded based on estimates, actual amounts could differ from those estimates. After partial remediation payments at certain sites, the Company has estimated a range of possible environmental and legal losses from $13.8 million to $42.9 million at December 31, 2006, compared to $8.4 million to $39.2 million at December 31, 2005. At December 31, 2006 the Company’s accrued liability for such losses, which represents the Company’s best estimate within the estimated range of possible environmental and legal losses, was $22.1 million compared to $18.6 million at December 31, 2005. During 2006, non-capital cash outlays related to legal and environmental matters approximated $3.1 million compared to $2.1 million expended in 2005.

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

Deferred Compensation

The Company maintains deferred compensation plans. These plans allow management to defer receipt of its bonuses and directors to defer receipt of director fees until retirement or departure from the Company or as elected. The Company funds its obligations associated with these plans by purchasing investment assets that match the investment choices – a limited selection of mutual funds or Company common stock – made by the plan participants. The Company maintains at least enough Company common stock in treasury to cover the equivalent number of common stock shares resulting from participants electing the Company common stock option, which periodically requires the Company to purchase its common shares from the open market. The plans allow for the compensation being deferred to grow or decline based on the results of investment options chosen by the participants. Ultimately, upon retirement or departure from the Company, participants receive the cash equivalent value of the investment choices they have made as of the date of plan distribution. As a result, any appreciation in the value of Stepan Company common stock or the mutual fund options under the plan result is additional compensation expense to the Company. Conversely, declines in the market price of Stepan Company stock or the value of the mutual funds results in a reduction of compensation expense since such declines reduce the cash obligation of the Company as of the date of the financial statements. It is these market price movements that result in the significant period-to-period fluctuations that impact the Company’s Consolidated Statements of Income.

At December 31, 2006, the Company’s deferred compensation liability was $24.1 million, of which approximately 43 percent represents deferred compensation tied to the performance of the Company’s common stock and the remainder is tied to the mutual fund investment choices. A $1.00 increase in the market price of the Company’s common stock will result in approximately $0.3 million of additional compensation expense. Similarly, a $1.00 reduction in the market price of the common stock will reduce compensation expense by a like amount. The expense or income associated with the mutual fund component will fluctuate generally in line with the overall percentage increase or decrease of the U.S. stock markets.

In December 2006, the Company, with prior Board of Director approval, adopted an amended and restated management incentive plan. The amendment provided participants with an irrevocable 2006 election to transfer all or a portion of their deferred compensation accounts attributable to pre-2007 bonuses to an alternate Company common stock investment option. The number of share equivalents credited to the participants’ accounts for this option was based on the December 31, 2006, closing price of the Company’s common stock. The share equivalents transferred to the alternate investment option can be distributed (upon a participant’s retirement or departure from the Company) only in shares of Stepan Company common stock (i.e., there can be no cash settlements of these amounts). Furthermore, such amounts cannot be transferred to the plan’s other investment options. As a result of the irrevocable 2006 election, the share equivalent amounts transferred to the participants’ deferred compensation accounts were treated as equity instruments. Therefore, the deferred compensation obligation that is tied to the alternate Company common stock investment option is fixed and will not increase or decrease with the value of the Company’s common stock. All future deferrals of bonuses to the Company common stock investment option will be directed to the alternate Company common stock investment option. The Company implemented this plan change to reduce some of the deferred compensation plan expense volatility as expense treatment is not required for future fluctuations in the value of these shares.

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

The Company and its foreign subsidiaries periodically use short-term forward exchange contracts to limit the exposure of certain foreign currency transactions and balances to fluctuating exchange rates. As of December 31, 2006, the Company’s French subsidiary had one forward contract for the purchase of $0.5 million in January 2007.

From time to time, the Company extends U.S. dollar denominated loans or extended trade receivables to its foreign subsidiaries. Gains or losses on such transactions are recorded in income. As of December 31, 2006, the Company had trade receivables of $1.4 million due from its Brazilian subsidiary. A hypothetical fluctuation of 10 percent in the exchange rate of the Brazilian real would result in a gain or loss of $0.1 million.

INTEREST RATES

The Company’s debt was composed of fixed-rate and variable-rate borrowings totaling $95.4 million and $35.8 million, respectively, as of December 31, 2006. For 2007, it is projected that interest on variable-rate borrowings will total approximately $2.7 million. A hypothetical 10 percent average change to short-term interest rates would result in a $0.3 million increase or decrease to interest expense for 2007.

The fair value of the Company’s fixed-rate debt, including current maturities, was estimated to be $94.2 million as of December 31, 2006, which was approximately $1.4 million above the carrying value. Market risk was estimated as the potential increase to the fair value that would result from a hypothetical 10 percent decrease in the Company’s weighted average long-term borrowing rates at December 31, 2006, or $2.9 million.

COMMODITY PRICE RISK

Certain raw materials used in the manufacture of the Company’s products are subject to price volatility caused by weather, petroleum prices, general economic demand and other unpredictable factors. Increased raw material costs are passed on to customers as quickly as the marketplace allows; however, certain customers have arrangements that allow for price changes only on a quarterly basis, and competitive pressures sometimes prevent cost increases from being passed on to customers, particularly in periods where there is excess industry capacity. As a result, for some product lines or market segments it may take time to recover raw material price increases. Periodically, firm purchase commitments are entered into which fix the price of a specific commodity that will be delivered at a future time. Forward contracts are sometimes used to aid in managing the Company’s natural gas costs. The Company may contract up to 100 percent of its forecasted annual natural gas requirements. At December 31, 2006, the Company had open forward contracts for the purchase of 0.7 million dekatherms of natural gas in 2007 at a cost of $6.0 million. A hypothetical 10 percent fluctuation in the price of natural gas covered by forward contracts would result in the Company’s natural gas cost being $0.6 million higher or lower than the contractual price in the Company’s results of operations.

Item 8.	Financial Statements and Supplementary Data

The following statements and data are included in this item:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Income (For years ended December 31, 2006, 2005 and 2004)

Consolidated Balance Sheets (December 31, 2006 and 2005)

Consolidated Statements of Cash Flow (For years ended December 31, 2006, 2005 and 2004)

Consolidated Statements of Stockholders’ Equity (For years ended December 31, 2006, 2005 and 2004)

Notes to Consolidated Financial Statements

Selected Quarterly Financial Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Stepan Company

Northfield, Illinois

We have audited the accompanying consolidated balance sheets of Stepan Company and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Stepan Company and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2007, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP

Chicago, Illinois

March 2, 2007

Stepan Company

Consolidated Statements of Income

For the years ended December 31, 2006, 2005 and 2004

(In thousands, except per share amounts)	2006	2005	2004
Net Sales (Note 1)	$1,172,583	$1,078,377	$935,816
Cost of Sales	1,046,797	955,515	824,849

Gross Profit	125,786	122,862	110,967

Operating Expenses:
Marketing	34,452	32,467	29,615
Administrative	45,844	35,339	36,204
Research, development and technical services (Note 1)	29,637	29,588	25,969

	109,933	97,394	91,788

Operating Income	15,853	25,468	19,179

Other Income (Expense):
Interest, net (Note 5)	(8,885)	(7,801)	(7,237)
Income (Loss) from equity in joint venture (Note 1)	(812)	(729)	2,320
Other, net	1,233	708	371

	(8,464)	(7,822)	(4,546)

Income Before Provision for Income Taxes and Minority Interest	7,389	17,646	14,633
Provision for income taxes (Note 7)	900	4,170	4,320
Minority interest (Note 1)	(181)	(53)	(11)

Income Before Cumulative Effect of Change in Accounting Principle	6,670	13,529	10,324

Cumulative effect of change in accounting principle, net of income taxes (Note 2)	—	(370)	—

Net Income	$6,670	$13,159	$10,324

Basic earnings per share of common stock (Note 16)
Income before cumulative effect of change in accounting principle	$0.64	$1.41	$1.06
Cumulative effect of change in accounting principle	$—	$(0.04)	$—

Net Income Per Common Share	$0.64	$1.37	$1.06

Diluted earnings per share of common stock (Note 16)
Income before cumulative effect of change in accounting principle	$0.63	$1.39	$1.05
Cumulative effect of change in accounting principle	$—	$(0.04)	$—

Net Income Per Common Share	$0.63	$1.35	$1.05

Shares Used to Compute Net Income Per Common Share (Note 16):
Basic	9,133	9,005	8,970

Diluted	9,284	9,725	9,038

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Stepan Company

Consolidated Balance Sheets

December 31, 2006 and 2005

(Dollars in thousands)	2006	2005
Assets
Current Assets:
Cash and cash equivalents	$5,369	$16,641
Receivables, less allowances of $3,540 in 2006 and $3,119 in 2005	160,525	149,922
Inventories (Note 4)	82,837	76,399
Deferred income taxes (Note 7)	10,362	8,239
Other current assets	9,376	8,047

Total current assets	268,469	259,248

Property, Plant and Equipment:
Land	10,792	10,125
Buildings and improvements	101,230	94,188
Machinery and equipment	722,616	685,832
Construction in progress	25,072	16,214

	859,710	806,359
Less: accumulated depreciation	634,106	595,240

Property, plant and equipment, net	225,604	211,119

Goodwill, net (Note 3)	7,841	7,414
Other intangible assets, net (Note 3)	7,360	8,775
Other non-current assets	36,781	29,603

Total assets	$546,055	$516,159

Liabilities and Stockholders’ Equity
Current Liabilities:
Current maturities of long-term debt (Note 5)	$23,761	$16,777
Accounts payable	108,084	102,264
Accrued liabilities (Note 12)	48,650	43,863

Total current liabilities	180,495	162,904

Deferred income taxes (Note 7)	2,046	2,210

Long-term debt, less current maturities (Note 5)	107,403	108,945

Other non-current liabilities (Note 13)	74,574	74,361

Commitments and Contingencies (Notes 6 and 14)

Minority Interest (Note 1)	751	905

Stockholders’ Equity (Note 8):
5 1/2 percent convertible preferred stock, cumulative, voting, without par value; authorized 2,000,000 shares; issued and outstanding 572,854 shares in 2006 and 575,254 shares in 2005	14,321	14,381
Common stock, $1 par value; authorized 30,000,000 shares; issued 10,342,762 shares in 2006 and 10,142,853 shares in 2005	10,343	10,143
Additional paid-in capital	33,553	26,812
Accumulated other comprehensive loss (Note 1)	(14,292)	(23,867)
Retained earnings (approximately $32,219 unrestricted in 2006 and $32,520 in 2005)	161,184	162,663
Less: Treasury stock, at cost, 1,134,958 shares in 2006 and 1,102,309 shares in 2005	(24,323)	(23,298)

Stockholders’ equity	180,786	166,834

Total liabilities and stockholders’ equity	$546,055	$516,159

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Stepan Company

Consolidated Statements of Cash Flows

For the years ended December 31, 2006, 2005 and 2004

(Dollars in thousands)	2006	2005	2004
Cash Flows From Operating Activities
Net income	$6,670	$13,159	$10,324
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change	—	370	—
Depreciation and amortization	38,384	38,769	39,169
Deferred compensation	3,672	2,094	693
Deferred income taxes	(10,143)	(5,406)	(4,310)
Other non-cash items	802	(93)	(1,420)
Changes in assets and liabilities:
Receivables, net	(8,000)	(19,145)	(15,949)
Inventories	(4,613)	(1,516)	(4,009)
Other current assets	(1,091)	1,438	(1,019)
Accounts payable and accrued liabilities	7,759	8,884	20,677
Pension liabilities	(2,554)	4,057	698
Environmental and legal liabilities	3,610	(607)	(1,398)
Deferred revenues	5,017	38	503
Excess tax benefit from stock options	(685)	—	—

Net Cash Provided By Operating Activities	38,828	42,042	43,959

Cash Flows From Investing Activities
Expenditures for property, plant and equipment	(45,970)	(41,519)	(33,766)
Dividend from Philippine joint venture, net of tax withholdings	—	—	1,700
Formation of China joint venture	—	—	945
Other, net	(2,524)	13	2,939

Net Cash Used In Investing Activities	(48,494)	(41,506)	(28,182)

Cash Flows From Financing Activities
Revolving debt and notes payable to banks, net	12,934	(11,399)	(481)
Other debt borrowings	2,271	43,154	17,680
Other debt repayments	(12,474)	(14,230)	(23,908)
Purchases of treasury stock, net	—	—	(30)
Dividends paid	(8,149)	(7,869)	(7,731)
Stock option exercises	3,297	534	718
Excess tax benefit from stock options	685	—	—
Other, net	(315)	(408)	(335)

Net Cash Provided By (Used In) Financing Activities	(1,751)	9,782	(14,087)

Effect of Exchange Rate Changes on Cash	145	62	336

Net Increase (Decrease) in Cash and Cash Equivalents	(11,272)	10,380	2,026
Cash and Cash Equivalents at Beginning of Year	16,641	6,261	4,235

Cash and Cash Equivalents at End of Year	$5,369	$16,641	$6,261

Supplemental Cash Flow Information
Cash payments of income taxes, net of refunds	$7,037	$10,639	$8,359
Cash payments of interest	$9,004	$7,670	$7,673

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Stepan Company

Consolidated Statements of Stockholders’ Equity

For the years ended December 31, 2006, 2005 and 2004

(Dollars in thousands)	Convertible Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Comprehensive Income
Balance January 1, 2004	$14,552	$9,900	$22,277	$(19,882)	$(19,560)	$154,780	—
Sale of 131,605 shares of common stock under stock option plan	—	131	1,949	—	—	—	—
Purchase of 72,774 shares of common stock, net of sales	—	—	—	(1,729)	—	—	—
Conversion of preferred stock to common stock	(15)	1	14	—	—	—	—
Net income	—	—	—	—	—	10,324	$10,324
Other comprehensive income/(loss):
Foreign currency translation adjustments	—	—	—	—	4,974	—	4,974
Unrealized gain on securities (net of income taxes of $161)	—	—	—	—	242	—	242
Minimum pension liability adjustment (net of income taxes of $1,515)	—	—	—	—	(2,195)	—	(2,195)

Comprehensive income	—	—	—	—	—	—	$13,345

Cash dividends paid:
Preferred stock ($1.375 per share)	—	—	—	—	—	(800)	—
Common stock (77.25¢ per share)	—	—	—	—	—	(6,931)	—
Non-qualified stock option income tax benefit	—	—	209	—	—	—	—

Balance, December 31, 2004	14,537	10,032	24,449	(21,611)	(16,539)	157,373	—
Sale of 103,194 shares of common stock under stock option plan	—	103	1,937	—	—	—	—
Purchase of 62,864 shares of common stock, net of sales	—	—	—	(1,687)	—	—	—
Conversion of preferred stock to common stock	(156)	8	148	—	—	—	—
Net income	—	—	—	—	—	13,159	$13,159
Other comprehensive income/(loss):
Foreign currency translation adjustments	—	—	—	—	(4,024)	—	(4,024)
Unrealized gain on securities (net of income taxes of $38)	—	—	—	—	60	—	60
Minimum pension liability adjustment (net of income taxes of $1,920)	—	—	—	—	(3,364)	—	(3,364)

Comprehensive income	—	—	—	—	—	—	$5,831

Cash dividends paid:
Preferred stock ($1.375 per share)	—	—	—	—	—	(796)	—
Common stock (78.50¢ per share)	—	—	—	—	—	(7,073)	—
Non-qualified stock option income tax benefit	—	—	278	—	—	—	—

Balance, December 31, 2005	14,381	10,143	26,812	(23,298)	(23,867)	162,663	—
Sale of 197,171 shares of common stock under stock option plan	—	197	3,973	—	—	—	—
Purchase of 33,220 shares of common stock, net of sales	—	—	—	(1,037)	—	—	—
Conversion of preferred stock to common stock	(60)	3	57	—	—	—	—
Equity based compensation	—	—	420	—	—	—	—
Deferred compensation	—	—	1,606	12	—	—	—
Net income	—	—	—	—	—	6,670	$6,670
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	5,805	—	5,805
Unrealized gain on securities (net of income taxes of $78)	—	—	—	—	124	—	124
Minimum pension liability adjustment (net of income taxes of $3,035)	—	—	—	—	4,199	—	4,199

Comprehensive income	—	—	—	—	—	—	$16,798

Defined benefit pension liability transition adjustment (net of income taxes of $351)	—	—	—	—	(553)	—	—
Cash dividends paid:
Preferred stock ($1.375 per share)	—	—	—	—	—	(789)	—
Common stock (80.50¢ per share)	—	—	—	—	—	(7,360)	—
Non-qualified stock option income tax benefit	—	—	685	—	—	—	—

Balance, December 31, 2006	$14,321	$10,343	$33,553	$(24,323)	$(14,292)	$161,184	—

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements

Notes to Consolidated Financial Statements

For the years ended December 31, 2006, 2005 and 2004

1. Summary of Significant Accounting Policies

Nature of Operations

Stepan Company (the “Company”) operations consist predominantly of the production and sale of specialty and intermediate chemicals, which are sold to other manufacturers for use in a variety of end products. Principal markets for all products are manufacturers of cleaning and washing compounds (including detergents, shampoos, fabric softeners, toothpastes and household cleaners), paints, cosmetics, food and beverages, agricultural products, plastics, furniture, automotive equipment, insulation and refrigeration.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. The Company consolidates all wholly and majority-owned subsidiaries in which the Company exercises controlling influence. The equity method is used to account for investments in which the Company exercises significant but non-controlling influence. See Joint Ventures below. All significant intercompany balances and transactions have been eliminated in consolidation.

Joint Ventures

The Company is a partner in two joint ventures: Nanjing Stepan Jinling Chemical Limited Liability Company (Stepan China) in Nanjing, China, and Stepan Philippines Inc. in Bauan, Batangas, Philippines. Stepan China was formed to manufacture the Company’s aromatic polyester polyols for China’s domestic market. The Company and its partner own 55 percent and 45 percent, respectively, of the joint venture. The Company includes Stepan China’s accounts in its consolidated financial statements, and the joint venture partner’s interests in Stepan China’s income and net assets are reported in the “Minority Interest” lines of the Consolidated Statements of Income and the Consolidated Balance Sheets, respectively. In 2004, Stepan China’s financial statements were included in the Company’s consolidated financial statements on a three-month lag basis. The reporting lag was reduced to one month in the third quarter of 2005 and was eliminated as of December 31, 2005. The impact of the additional months of activity on the Company’s 2005 quarterly and annual consolidated financial statements was not significant.

Stepan Philippines Inc. owns and operates a manufacturing facility, which produces surfactants that are sold in the Philippines and Southeast Asia. The Company and its partner each hold a 50 percent interest in the joint venture. The Company’s investment in Stepan Philippines Inc. is accounted for under the equity method and is included in the “Other non-current assets” caption on the Consolidated Balance Sheets. The Company’s share of Stepan Philippines Inc.’s net earnings is included in the “Income from Equity in Joint Venture” line of the Consolidated Statements of Income.

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

Inventories

Inventories are valued at cost, which is not in excess of market value, and include material, labor and plant overhead costs. The last-in, first-out (LIFO) method is used to determine the cost of the Company’s domestic inventories. The first-in, first-out (FIFO) method is used for all other inventories. Inventories priced at LIFO as of December 31, 2006 and 2005, amounted to 77 and 78 percent of total inventories, respectively.

Property, Plant and Equipment

Depreciation of physical properties is provided on a straight-line basis over the estimated useful lives of various assets. Lives used for calculating depreciation are generally 30 years for buildings and 15 years for building improvements. For assets classified as machinery and equipment, lives generally used for calculating depreciation expense are from ten to 15 years for manufacturing equipment, from five to ten years for furniture and fixtures, from three to five years for vehicles and from three to ten years for computer equipment and software. Manufacturing of chemicals is capital intensive with over 90 percent of the assets included in machinery and equipment representing manufacturing equipment. Major renewals and betterments are capitalized in the property accounts, while maintenance and repairs ($27,940,000, $28,114,000, and $24,444,000 in 2006, 2005 and 2004, respectively), which do not renew or extend the life of the respective assets, are charged to operations currently. The cost of property retired or sold and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in income.

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

Goodwill and Other Intangible Assets

Intangible assets include patents, agreements not to compete, trademarks, customer lists and goodwill, all of which were acquired as part of business acquisitions. The Company separately identifies intangible assets other than goodwill and amortizes them in accordance with their useful lives, generally ranging from five to 15 years. Goodwill is not amortized. Goodwill is subject to annual tests for impairment. Intangible assets are tested for impairment when events indicate that an impairment may have occurred. At December 31, 2006, there was no impairment of goodwill or other intangible assets. For more details see Note 3.

Research and Development Costs

The Company’s research and development costs are expensed as incurred. These expenses are aimed at discovery and commercialization of new knowledge with the intent that such effort will be useful in developing a new product or in bringing about a significant improvement to an existing product or process. Total expenses were $18,850,000, $18,292,000 and $16,005,000 in 2006, 2005 and 2004, respectively. The balance of expenses reflected on the Consolidated Statements of Income relates to technical services, which include routine product testing, quality control and sales support service.

Income Taxes

The provision for income taxes includes federal, foreign, state and local income taxes currently payable and those deferred because of temporary differences between the financial statement and tax bases of assets and liabilities. Deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using enacted marginal tax rates. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Deferred income tax expenses or credits are based on the changes in the asset or liability from period to period. See Note 7.

Translation of Foreign Currencies

Assets and liabilities of consolidated foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at year end. The resulting translation adjustments are included in stockholders’ equity. Revenues and expenses for the consolidated foreign subsidiaries and equity income or losses for the Company’s unconsolidated Philippines joint venture are translated at average exchange rates prevailing during the year. Gains or losses on foreign currency transactions are reflected in the “Other, net” caption of the Consolidated Statements of Income. The foreign exchange gains and losses recognized by year were $64,000 gain in 2006, $76,000 gain in 2005 and $103,000 loss in 2004.

Stock-Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment, which replaced SFAS No. 123, Accounting for Stock-Based Compensation, and superseded Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. The accounting standard applies to new awards and to awards modified, repurchased or cancelled after the adoption date and to the unvested portion of awards outstanding as of the adoption date. SFAS No. 123(R) requires the fair value of all share-based payment transactions to be recognized in the financial statements. Prior to January 1, 2006, the Company used the intrinsic value method of APB Opinion No. 25, which resulted in the recognition of no stock-based compensation expense. The Company elected to adopt the new accounting standard using the modified prospective application method. Because prior period financial statements are not restated, financial results are not comparable as reported. The following table reconciles the actual net income and earnings per share results for the years ended December 31, 2005 and 2004, to pro forma results for the same periods, as if the Company had applied the fair value recognition provisions of SFAS No. 123 for periods prior to January 1, 2006. In December 2004, the Company’s Board of Directors approved the immediate acceleration of the vesting periods for most of the stock options that were unvested at that time. As a result, there were very few unvested stock options outstanding throughout 2005, which accounts for the large decline in pro forma compensation expense from 2004 to 2005.

(In thousands, except per share amounts)	For the Years Ended December 31
	2005	2004
Net income, as reported	$13,159	$10,324
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	30	1,517

Net income, pro forma	$13,129	$8,807

Earnings per share:
Basic — as reported	$1.37	$1.06

Basic — pro forma	$1.37	$0.89

Diluted — as reported	$1.35	$1.05

Diluted — pro forma	$1.35	$0.89

See Note 9 for detailed information about the Company’s stock-based compensation.

Earnings Per Share

Basic earnings per share amounts are computed based on the weighted-average number of common shares outstanding. Net income used in computing basic earnings per share has been reduced by dividends paid to preferred stockholders. Diluted earnings per share amounts are based on the increased number of common shares that would be outstanding assuming the exercise of certain outstanding stock options (under the treasury stock method), the conversion of the convertible preferred stock, when such conversion would have the effect of reducing earnings per share, and directors’ stock awards. See Note 16.

Comprehensive Income

Comprehensive income includes net income and all other non-owner changes in equity that are not reported in net income. For the years ended December 31, 2006, 2005 and 2004, the Company’s comprehensive income included net income, foreign currency translation gains and losses, unrealized gains and losses on investment securities and defined benefit pension liability adjustments. Comprehensive income is disclosed in the Consolidated Statements of Stockholders’ Equity.

Accumulated other comprehensive loss as reported in the Consolidated Balance Sheets at December 31, 2006 and 2005, comprised the following:

(Dollars in thousands)	December 31
	2006	2005
Foreign currency translation gains/(losses)	$966	$(4,839)

Unrealized gains on securities (net of income taxes of $360 in 2006 and $282 in 2005)	550	426

Defined benefit pension liability adjustments (net of income taxes of $9,751 in 2006 and $12,435 in 2005)	(15,808)	(19,454)

Total accumulated other comprehensive loss	$(14,292)	$(23,867)

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

The Company has limited derivative transactions. Company policy prohibits the use of financial instruments for trading or speculative purposes. The Company does, however, enter into forward contracts to minimize exposure related to rising natural gas prices. The Company may contract up to 100 percent of its forecasted natural gas requirements. Because the Company anticipates taking delivery of the gas for use in its manufacturing operations, the forward contracts qualify for the normal purchase exception of SFAS No. 133, as amended. As a result, the contracts are not accounted for as derivative instruments. The cost of the natural gas is charged to expense at the time the gas is delivered and used. To the extent forecasts are adjusted resulting in contracted volume exceeding forecasted volume, which is generally insignificant, the excess contracted volume is accounted for as a derivative instrument and, accordingly, marked to market through earnings at the applicable measurement date. At December 31, 2006, the Company had open forward contracts for the purchase of 0.7 million dekatherms of natural gas in 2007 at a cost of $5,988,000.

The Company’s foreign subsidiaries periodically use short-term forward exchange contracts to limit the exposure of certain foreign currency transactions and balances to fluctuating exchange rates. At December 31, 2006, the Company’s French subsidiary had one forward contract for the January 2007 purchase of $500,000.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken, in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties accounting in interim periods, disclosure and transition. The interpretation is effective for fiscal years beginning after December 15, 2006. The Company continues to evaluate the impact of adopting FIN 48. At this point, the Company does not believe that the adoption of FIN 48 will have a material effect on its financial position, cash flows and results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, provides a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The guidance in the new standard is applicable in circumstances where other accounting pronouncements mandate or permit fair value measurements. SFAS No. 157, which is effective for financial statements issued for fiscal years beginning after November 15, 2007, does not require any new fair value measurements. The Company is in the process of determining the effect that adoption of SFAS No. 157 will have on its financial position, cash flows and results of operations.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. This statement amends certain requirements set forth in previous pension and postretirement accounting standards. SFAS No. 158 requires that the overfunded or underfunded status of a defined benefit postretirement plan be recognized as an asset or liability in the statement of financial position. Changes in the funded status are to be recognized in comprehensive income. This requirement is effective for fiscal years ending after December 15, 2006. Adoption of SFAS No. 158 did not have an effect on the Company’s results of operations or cash flows. Furthermore, the adoption of the new standard did not have a significant effect on the Company’s financial position. See Note 11. In addition to the foregoing requirement, SFAS No. 158 mandates, with limited exceptions, that the funded status of a defined benefit postretirement plan be measured as of the date of an entity’s year-end statement of financial position. The Company already complies with this requirement.

In September 2006, the SEC released Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 provides guidance regarding the methodology for quantifying and evaluating the materiality of financial statement misstatements. SAB No. 108 is effective for fiscal years ending after November 15, 2006. Application of the guidance in SAB No. 108 did not have a material effect on the Company’s financial position, cash flows or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 expands the scope of what entities may carry at fair value by offering an irrevocable option to record many types of financial assets and liabilities at fair value. Changes in fair value would be recorded in an entity’s income statement. This accounting standard also establishes presentation and disclosure requirements that are intended to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for the Company on January 1, 2008. Earlier application is permitted under certain circumstances. The Company will begin to assess the impact, if any, that the adoption of SFAS No. 159 will have on its financial position, cash flows and results of operations.

2. Asset Retirement Obligations

The Company adopted FIN 47, Accounting for Conditional Asset Retirement Obligations, effective December 31, 2005. As a result, the Company recorded a liability for the eventual, future disposal of asbestos at the Company’s various locations. The asset retirement obligation reflects the special handling and disposal of asbestos as set forth by the regulations of the various countries in which the Company operates. The asbestos is primarily used to insulate storage and processing tanks, reactors, boilers and infrastructure assets, such as flooring, walls and ceilings. The impact of adopting FIN 47 was a non-cash after-tax charge of $370,000 against income for 2005. In accordance with the guidance of FIN 47, the charge for the cumulative effect of initially applying the interpretation was reported as a change in accounting principle in the Consolidated

Statements of Income. The effect on 2005 operating income was not material. The asset retirement obligation was $539,000 and $604,000 at December 31, 2006 and 2005, respectively. Below is a reconciliation of the January 1, 2006, and December 31, 2006, carrying values of the Company’s asset retirement obligations:

(In thousands)
Asset retirement obligation, January 1	$604
Liabilities incurred in 2006	—
Liabilities settled in 2006	(88)
Accretion expense	23

Asset retirement obligation, December 31	$539

3. Goodwill and Other Intangible Assets

The Company’s net carrying values of goodwill were $7,841,000 and $7,414,000 as of December 31, 2006 and December 31, 2005, respectively. The entire amount of goodwill relates to the surfactants’ reportable segment. The change in net carrying value resulted from the effects of currency translation.

The following table reflects the components of all other intangible assets, which all have finite lives, as of December 31, 2006 and 2005. The changes in the intangible assets’ carrying amounts, except non-compete agreements, were due to the effects of currency translation.

(In thousands)	Gross Carrying Amount		Accumulated Amortization
	December 31		December 31
	2006	2005	2006	2005
Other Intangible Assets:
Patents	$2,000	$2,000	$1,133	$1,000
Trademarks	5,510	5,512	3,279	2,916
Customer lists	4,806	4,660	4,155	3,655
Know-how (a)	8,484	8,457	4,873	4,283
Non-compete agreements	—	2,381	—	2,381

Total	$20,800	$23,010	$13,440	$14,235

(a)	Know-how includes intellectual property rights covering proprietary information, written formulae, trade secrets or secret processes, inventions and developmental products (whether patentable or not), discoveries, improvements, compositions, manufacturing processes, manuals, specifications and technical data.

Aggregate amortization expense for the years ended December 31, 2006 and 2005, was $1,509,000 and $1,696,000, respectively. Estimated amortization expense for identifiable intangibles assets for each of the five succeeding fiscal years is as follows:

(In thousands)
For year ended 12/31/07	$1,243
For year ended 12/31/08	$1,139
For year ended 12/31/09	$1,116
For year ended 12/31/10	$1,111
For year ended 12/31/11	$1,111

4. Inventories

The composition of inventories is as follows:

	December 31
(Dollars in thousands)	2006	2005
Finished products	$56,128	$48,154
Raw materials	26,709	28,245

Total inventories	$82,837	$76,399

If the first-in, first-out (FIFO) inventory valuation method had been used for all inventories, inventory balances would have been approximately $24,555,000 and $21,259,000 higher than reported at December 31, 2006, and December 31, 2005, respectively.

5. Debt

Debt comprises the following:

		December 31
(Dollars in thousands)	Maturity Dates	2006	2005
Unsecured private placement notes
5.69%	2012-2018	$40,000	$40,000
6.86%	2009-2015	30,000	30,000
6.59%	2007-2012	16,364	19,091
7.77%	2007-2008	5,455	8,182
Unsecured U.S. bank debt	2011	9,400	—
Debt of foreign subsidiaries
Secured bank term loans, foreign currency	2007-2010	18,737	22,315
Other, foreign currency	2007-2015	11,208	6,134

Total Debt		131,164	125,722
Less current maturities		23,761	16,777

Long-term debt		$107,403	$108,945

During 2006, the Company negotiated a new, committed $60,000,000 revolving credit agreement, with a term of five years, and simultaneously cancelled a similar agreement that would have expired in 2007. As of December 31, 2006, the Company had borrowings totaling $9,400,000 on this new loan agreement. During 2006, the Company borrowed under this agreement at varying rates, which averaged 5.91 percent. The revolving credit agreement requires a facility fee on the total commitment that is based on the Company’s leverage ratio. Periodically, the company had other borrowings under notes payable to U.S. banks for which there were no outstanding balances at December 31, 2006 or 2005.

The debt of foreign subsidiaries consists mostly of bank term loans to Stepan Europe, Stepan Mexico and to the Company’s China joint venture, all in local currencies. The European bank term loans have scheduled maturities through 2010 and bear interest at 90-day EURIBOR plus 1.8 percent. The Mexican bank term loan has scheduled maturities through 2009, and bears interest at 10.35 percent. The China joint venture has bank term loans totaling $2,562,000 that mature through 2008 and short-term loans totaling $1,793,000, both in local currency, with interest averaging 5.79 percent. The Company guarantees its pro rata share (55 percent) of the China joint venture’s bank debt. Other foreign currency debt is composed primarily of borrowings under uncommitted lines of credit to the Company’s European subsidiaries. Except for the debt of the Company’s China joint venture, the foreign debt that is currently outstanding is secured by the assets of the respective entities but is not guaranteed by the U.S. parent.

The various loan agreements contain provisions, which, among others, require maintenance of certain financial ratios and place limitations on additional debt, investments and payment of dividends. The Company is in compliance with its U.S. loan agreements as of December 31, 2006. Unrestricted retained earnings were $32,219,000 and $32,520,000 at December 31, 2006 and 2005, respectively.

Due to European severance costs and changes to French pension accounting standards, the Company’s French subsidiary was out of compliance with its loan agreements as of December 31, 2006. The Company obtained a compliance waiver from its French banks.

Debt at December 31, 2006, matures as follows: $23,761,000 in 2007; $12,615,000 in 2008; $10,744,000 in 2009; $7,733,000 in 2010; $16,420,000 in 2011 and $59,891,000 after 2011.

The fair value of the Company’s fixed-rate debt at December 31, 2006, including current maturities, was estimated to be $94,162,000 compared to a carrying value of $92,801,000.

Net interest expense for the years ended December 31 was composed of the following:

(Dollars in Thousands)	2006	2005	2004
Interest Expense	$9,063	$8,065	$7,567
Interest Income	(178)	(115)	(157)

	8,885	7,950	7,410
Capitalized Interest	—	(149)	(173)

Interest, Net	$8,885	$7,801	$7,237

The Company maintains standby letters of credit under its workers’ compensation insurance agreements and for other purposes as needed from time to time. The insurance letters of credit are renewed annually and amended to the amounts required by the insurance agreements. As of December 31, 2006, the Company had a total of $1,411,000 in outstanding standby letters of credit.

6. Leased Properties

The Company leases certain property and equipment (primarily transportation equipment, buildings and land) under operating leases, which are denominated in local currencies. Total rental expense was $4,545,000, $3,987,000, and $3,936,000 in 2006, 2005 and 2004, respectively.

Consolidated Company minimum future rental payments under operating leases with terms in excess of one year as of December 31, 2006, are:

(Dollars in thousands)	Year	Amount
	2007	$3,117
	2008	2,863
	2009	2,165
	2010	1,950
	2011	1,456
Subsequent to 2011		7,893

Total minimum future rental payments		$19,444

In January 2005, the Company’s Brazilian subsidiary entered into an agreement to purchase a subsidiary of a multinational cleaning products company for a minimal purchase price. The purchase contract included a 10-year capital lease agreement under which $463,000 was paid for the first 24 months with gross remaining payments due of $2,136,000. At the end of the lease agreement, all of the relevant assets will be transferred and assigned to the Company. The assets and liabilities under the capital lease were recorded at the present value of the minimum lease payments. The leased assets are recorded under the property, plant and equipment caption of the Condensed Consolidated Balance Sheet. The capital lease liability is recorded under the other non-current liabilities caption of the Condensed Consolidated Balance Sheet. The amortization of the assets held under the capital lease is included in depreciation expense for 2006. Following is a summary of property held under the capital lease:

(Dollars in thousands)	December 31, 2006
Machinery and equipment	$961
Building	301
Land	99

1,361
Less: Accumulated depreciation	(217)

Total property, net	$1,144

The minimum future lease payments under the capital lease as of December 31, 2006, for each of the next five years and in the aggregate are:

(Dollars in thousands)	Year	Amount
2007		$267
2008		267
2009		267
2010		267
2011		267
Subsequent to 2011		801

Total minimum lease payments		$2,136
Less: Amount representing interest		(976)

Capital lease liability at December 31, 2006		$1,160

7. Income Taxes

The provisions for taxes on income and the related income before taxes are as follows:

(Dollars in thousands)	2006	2005	2004
Taxes on Income
Federal
Current	$4,765	$6,153	$5,912
Deferred	(4,931)	(4,483)	(2,477)
State
Current	1,175	821	707
Deferred	(1,325)	(543)	(558)
Foreign
Current	5,789	2,602	2,011
Deferred	(4,573)	(380)	(1,275)

Total	$900	$4,170	$4,320

Income before Taxes and Minority Interest
Domestic	$353	$7,673	$12,212
Foreign	7,036	9,973	2,421

Total	$7,389	$17,646	$14,633

The variations between the effective and statutory U.S. federal income tax rates are summarized as follows:

	2006		2005		2004
(Dollars in thousands)	Amount	%	Amount	%	Amount	%
Federal income tax provision at statutory tax rate	$2,586	35.0	$6,176	35.0	$5,122	35.0
State tax provision (benefit) on income less applicable federal tax benefit	(98)	(1.3)	181	1.0	97	0.7
Foreign income taxed at different rates (a)	(1,246)	(16.9)	(1,270)	(7.2)	(112)	(0.8)
Effect of equity in foreign joint venture	452	6.1	440	2.5	(555)	(3.8)
Domestic production activities deduction	(134)	(1.8)	(223)	(1.3)	—	—
Repatriation of foreign earnings	—	—	485	2.7	700	4.8
Charitable contribution of intellectual property	—	—	—	—	(980)	(6.7)
U.S. tax credits (b)	(1,964)	(26.6)	(1,899)	(10.8)	(265)	(1.8)
Non-deductible expenses and other items, net (c)	1,304	17.7	280	1.7	313	2.1

Total income tax provision	$900	12.2	$4,170	23.6	$4,320	29.5

(a)	Includes the effect of changes in valuation allowances for foreign entities of $885,000, or 11.5 percent, in 2006.
(b)	During 2006, the Company generated biodiesel credits of $1,601,000 compared to $1,430,000 in 2005. There were no biodiesel credits in 2004.
(c)	2006 includes $560,000 for the tax effect on the gross up of pre-tax earnings due to biodiesel credits, $398,000 in adjustments for federal income tax contingencies and $346,000 for the tax effects on various non-deductible expenses.

At December 31, the tax effect of significant temporary differences representing deferred tax assets and liabilities is as follows:

(Dollars in thousands)	2006	2005
Deferred Tax Liabilities:
Depreciation	$(25,754)	$(29,460)
Safe harbor leases	—	(235)

Deferred Tax Liabilities	$(25,754)	$(29,695)

Deferred Tax Assets:
Pensions	$10,098	$12,445
State income tax accrual	(40)	(114)
Deferred revenue	2,490	1,085
Other accruals and reserves	4,508	3,325
Amortization of intangibles	342	430
Inventories	1,445	672
Legal and environmental accruals	10,090	8,805
Deferred compensation	10,365	9,020
Bad debt and rebate reserves	1,699	1,686
Subsidiaries net operating loss carryforwards	2,846	3,154
Tax credits	746	596
Other	4	4

Deferred Tax Assets	$44,593	$41,108

Valuation Allowance	$(1,458)	$(2,459)

Net Deferred Tax Assets	$17,381	$8,954

Reconciliation to Consolidated Balance Sheet:
Current deferred tax assets	$10,362	$8,239
Non-current deferred tax assets (in other non-current assets)	9,065	3,222
Current deferred tax liabilities (in accrued liabilities)	—	(297)
Non-current deferred tax liabilities	(2,046)	(2,210)

Net Deferred Tax Assets	$17,381	$8,954

Undistributed earnings of foreign subsidiaries and related companies that are deemed to be permanently reinvested amounted to $51,226,000 at December 31, 2006 compared to $45,226,000 at December 31, 2005. In general, the Company reinvests earnings of foreign subsidiaries in their operations indefinitely. However, the Company will repatriate earnings from a subsidiary where excess cash has accumulated and it is advantageous for tax or foreign exchange reasons. Because of the probable availability of foreign tax credits, it is not practicable to estimate the amount, if any, of the deferred tax liability on earnings reinvested indefinitely.

Tax loss carryforwards at December 31, 2006, amounted to $7,800,000 compared with $8,329,000 at the end of 2005. All of the tax loss carryforwards have an indefinite carryforward period. Tax credit carryforwards at December 31, 2006, amounted to $746,000 compared to $596,000. Of the tax credit carryforwards, $746,000 expires in 2015.

At December 31, 2006, the Company had valuation allowances of $1,458,000, which were attributable to the tax loss carryforwards in Germany and Brazil. At December 31, 2005, the Company had valuation allowances of $2,459,000, which were attributable to the tax loss carryforwards in Germany and Brazil.

The Company’s wholly owned subsidiary in Germany recorded sufficient earnings during 2006, to allow the Company to utilize tax loss carryforwards in the amount of $410,000 for which a valuation allowance had previously been recorded. In addition, $475,000 of Germany’s valuation allowance was released due to anticipated increased future earnings. This adjustment more accurately reflects the Company’s estimate using the more likely than not test for the valuation allowance.

Due to a favorable tax law change in Mexico the Company benefited from a tax reduction of $635,000 during 2006. A transitional tax rule and election available under the law change impacts how inventories and cost of goods sold are recognized for tax purposes. In order to utilize the benefit of the law change in Mexico, the favorable election was made during 2006.

The reserve for tax contingencies related to issues in the U.S. and foreign locations was $1,857,000 at December 31, 2006 compared to $870,000 at December 31, 2005. This balance is the Company’s best estimate of the potential liability for tax contingencies. The increase in the tax contingency reserve was primarily due to revised estimates of possible tax exposures in state and foreign jurisdictions. Inherent uncertainties exist in estimates of tax contingencies due to changes in tax law; both legislated and concluded through the various jurisdictions’ tax court systems. It is the opinion of the Company’s management that the possibility is remote that costs ultimately incurred in excess of those accrued, if any, will have a material adverse impact on the Company’s financial statements.

In June of 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes, effective for fiscal years beginning after December 15, 2006. This Interpretation is intended to clarify the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting of Income Taxes, by prescribing a more-likely-than-not threshold to recognize any benefit of a tax position taken or expected to be taken in a tax return. Tax positions that meet the recognition threshold are reported at the largest amount that is more-likely-than-not to be realized. FIN 48 revised disclosure requirements and introduces a prescriptive, annual, tabular roll-forward of the unrecognized tax benefits. Companies are required to assess all material open positions in all tax jurisdictions and determine the appropriate amount of tax benefits that are recognizable under FIN 48. The Company continues to evaluate the impact of adopting FIN 48. At this point, the Company does not believe that the adoption of FIN 48 will have a material effect on its financial position, cash flows and results of operations.

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

At December 31, 2006 and 2005, treasury stock consisted of 1,134,958 and 1,102,309 shares of common stock, respectively.

9. Stock-based Compensation

On December 31, 2006, the Company had stock options outstanding under its 1992 Stock Option Plan (1992 Plan) and stock options and stock awards outstanding under its 2000 Stock Option Plan (2000 Plan) and its 2006 Incentive Compensation Plan (2006 Plan). The 2006 Plan was approved by shareholders at the Company’s annual shareholder meeting held on April 25, 2006. Stock options and stock awards are granted to executives, key employees and outside directors. No further options or awards may be granted under the 1992 Plan or the 2000 Plan. The 2006 Plan authorizes the award of 1,000,000 shares of the Company’s common stock for stock options, stock appreciation rights and stock awards. The compensation cost that was charged against income for all plans was $420,000 for the year ended December 31, 2006. No stock-based compensation was charged against income for the years ended December 31, 2005 and 2004, as the Company did not begin recognizing fair value stock-based compensation expense in its financial statements until January 1, 2006, with the adoption of SFAS No. 123(R). The total income tax benefit recognized in the income statement for share-based compensation arrangements was $93,000 for the same period. The following provides information regarding the stock option and stock award grants.

Stock Options

Under all plans, stock option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. The market price is defined as the average of the opening and closing prices for Company common stock on the grant date as reported in the New York Stock Exchange – Composite Transactions. The option awards generally vest based on two years of continuous service and have 8- to 10-year contractual terms. The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model incorporating the assumptions noted in the following table. Expected volatility is based on the historical volatility of the Company’s stock. The Company also uses historical data to estimate the expected term of options granted. The risk-free rate is the U.S. Treasury note rate that corresponds to the expected option term at the date of grant.

	For the Years Ended December 31
	2006	2005	2004
Expected dividend yield	3.00%	2.80%	2.80%
Expected volatility	23.15%	23.10%	22.70%
Expected life	7.9 years	7.5 years	7.5 years
Risk-free interest rate	4.77%	4.15%	3.95%

A summary of option activity under the Company’s stock option plans for the year ended December 31, 2006, is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Options
Outstanding at January 1, 2006	1,340,719	$23.89
Granted	106,995	26.50
Exercised	(197,171)	21.15
Forfeited or expired	(32,727)	24.02

Outstanding at December 31, 2006	1,217,816	24.57	4.91	$8,652

Vested or expected to vest at December 31, 2006	1,214,456	24.56	4.90	$8,634

Exercisable at December 31, 2006	1,114,321	24.38	4.53	$8,118

The weighted-average grant-date fair values of options granted during the years ended December 31, 2006, 2005 and 2004 were $6.45, $5.01 and $5.58, respectively. The total intrinsic values of options exercised during the years ended December 31, 2006, 2005, and 2004 were $1,805,000, $712,000, and $1,076,000, respectively.

As of December 31, 2006, there was $370,000 of total unrecognized compensation cost related to unvested stock options granted under the Company’s stock option plans. That cost is expected to be recognized over a weighted-average period of 1.15 years.

Cash received from stock option exercises under the Company’s stock option plans for the years ended December 31, 2006, 2005, and 2004 was $3,297,000, $534,000 and $718,000, respectively. The actual tax benefit realized for the tax deductions from stock option exercises totaled $685,000, $278,000, and $209,000 for the years ended December 31, 2006, 2005, and 2004, respectively.

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

A summary of stock award activity for the year ended December 31, 2006, is presented below:

	Shares	Weighted-Average Grant Date Fair Value
Unvested Stock Awards
Unvested at January 1, 2006	—	—
Granted	84,000	$23.97
Vested	—	—
Forfeited	2,000	$23.93

Unvested at December 31, 2006	82,000	$23.97

As of December 31, 2006, under the current Company assumption as to the number of stock award shares that will probably vest at the measurement period ended December 31, 2008, there was $314,000 of unrecognized compensation cost related to unvested stock awards. That cost is expected to be recognized over a period of 2.0 years. No stock award shares vested during the year ended December 31, 2006.

In general, it is the Company’s policy to issue new shares of its common stock upon the exercise of stock options or the vesting of stock awards.

10. Deferred Compensation and Related Investments

The Company sponsors deferred compensation plans that allow management to defer receipt of their bonuses and outside directors to defer receipt of their fees until retirement or departure from the Company or as elected. The deferred amounts are invested in mutual funds or Company common stock. The compensation expense and related deferred compensation obligation to the participants who elect deferral are recorded when the underlying compensation is earned. The deferred obligation may increase or decrease based on the performance results of investment options—a limited selection of mutual funds or Company common stock—chosen by the plan participants. The Company maintains at least enough Company common stock in treasury to cover the equivalent number of common stock shares resulting from participants electing the Company common stock investment option, which periodically requires the Company to purchase its common shares from the open market. When plan distributions are made to retired/departed participants, such distributions are made, in cash or shares of Stepan Company common stock at the option of the participant, in amounts equivalent to the payment date value of the investment choices made by the participant. Since the deferred compensation obligations may be settled in cash, each reporting period the Company must record any appreciation in the value of the participant’s plan balances as additional compensation expense. Conversely, declines in the market value of the investment choices made by the participant reduce compensation expense in the periods that the market value declines. The resulting increases and reductions of compensation expense are recorded in the “Administrative” expense line of the Consolidated Statements of Income. The additional compensation expense resulting from the appreciation of the market value and earnings of the selected investment options was $3,672,000 in 2006, $2,094,000 in 2005 and $693,000 in 2004. The Company’s deferred compensation liability was $24,069,000 and $22,118,000 at December 31, 2006 and 2005, respectively.

In December 2006, the Company, with prior Board of Director approval, adopted an amended and restated management incentive plan. The amendment provided participants with an irrevocable 2006 election to transfer all or a portion of their deferred compensation accounts that were attributable to pre-2007 bonuses to an alternate Company common stock investment option. The number of share equivalents credited to the participants’ accounts for this option was based on the December 31, 2006, closing price of the Company’s common stock. The share equivalents transferred to the alternate investment option can be distributed (upon a participant’s retirement or departure from the Company) only in shares of Stepan Company common stock (i.e., there can be no cash settlements of these amounts). Furthermore, such amounts cannot be transferred to the plan’s other investment options. As a result of the irrevocable 2006 election, the share equivalent amounts transferred to the participants’ deferred compensation accounts were treated as equity instruments, and on December 31, 2006, $1,542,000 was reclassified from the deferred compensation liability to additional paid-in capital in the Stockholders’ Equity section of the Consolidated Balance Sheets. In addition to the irrevocable 2006 election noted above, the amended plan rules also mandate that all future deferrals of bonuses to the Company common stock investment option will all be directed to the alternate Company common stock investment option. The Company implemented this plan change to reduce some of the deferred compensation plan expense volatility as expense treatment is not required for future fluctuations in the value of these shares.

The Company purchases shares of mutual funds in accordance with the mutual fund investment selections made by the participants. Such investments are classified as available-for-sale and included in “Other non-current assets” in the Consolidated Balance Sheets. These investments are recorded at cost when purchased and adjusted to their fair market values at the end of each reporting period with unrealized gains and losses recorded as direct adjustments to stockholders’ equity in “Accumulated other comprehensive loss”. If the accumulated unrealized loss for a particular mutual fund is considered other-than-temporary, the loss is reclassified out of “Accumulated other comprehensive loss” and recorded as an impairment loss in the Consolidated Statements of Income. The fair value of the affected mutual fund would then become its new cost basis for future gain/loss computations. Impairment losses, realized gains and losses from sales of mutual funds, dividend income and capital gains distributions are recorded in the “Other, net” caption under the “Other Income (Expense)” section of the Consolidated Statements of Income. The Company uses the average cost method to determine investment gains and losses.

The aggregate fair value of the mutual fund investments and gross unrealized gains or losses related to such investments at December 31, 2005 and 2004, were as follows:

(Dollars in thousands)	2006	2005
Aggregate fair value	$13,648	$10,836
Gross unrealized gains	911	733
Gross unrealized losses	1	25

The following table displays additional information about the mutual fund investments with gross unrealized losses at December 31, 2006 and 2005:

	Length of Time in Loss Position
	Less than 12 Months		12 Months or Greater		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2006	$473	$1	—	—	$473	$1

December 31, 2005	$2,942	$17	$241	$8	$3,183	$25

Dividend income and realized gains and losses from sales of mutual fund investments recorded in the Consolidated Statements of Income and unrealized gains and losses recorded directly to stockholders’ equity for the years ended December 31, 2006, 2005 and 2004, were as follows:

(Dollars in thousands)	For the Years Ended December 31
	2006	2005	2004
Dividend income	$1,026	$424	$471
Realized gains/(losses)	143	208	2
Unrealized gains (net of taxes)	124	60	242

There were no impairment losses recorded in 2006, 2005 or 2004.

11. Post Retirement Benefit Plans

Defined Benefit Plans

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

Throughout the first half of 2006, amendments were made to four of the Company’s defined benefit pension plans: the U.S. funded salaried defined benefit pension plan, the non-qualified unfunded supplemental executive defined benefit pension plan, the Maywood, New

Jersey, hourly defined benefit pension plan and the Stepan United Kingdom (UK) defined benefit pension plan. The amendments, which were similar for all four plans, took effect on July 1, 2006. The Company froze the defined benefit pension plans at June 30, 2006, and, as a result, accruals for service benefits ceased as of that date. Benefits earned through June 30, 2006, are available to participants when they retire, in accordance with the terms of the plans. The noted defined benefit pension plans were replaced with Company contributions to participants’ defined contribution accounts equal to a fixed percent of base salary. This change had no impact on current retirees or former employees with vested benefits or employees who terminated or retired by June 30, 2006. The Company will continue to recognize pension expense and cash funding obligations for the frozen defined benefit plans over the remaining lives of the pension liabilities. The Company also continues to recognize pension expense for the frozen unfunded supplemental executive defined benefit plan. Details of the effects of the pension plan amendments follow.

U.S. Salaried and Supplemental Executive Defined Benefit Pension Plans

In February 2006, the Company’s Board of Directors approved amendments to the Company’s U.S. funded salaried defined benefit pension plan and its non-qualified unfunded supplemental executive defined benefit pension. As a result of the announced pension plan amendments, the Company remeasured the obligations and assets of the salaried and supplemental executive defined benefit pension plans at February 14, 2006. The assumptions used in the remeasurement of the pension plan obligations were the same as those used in the December 31, 2005, measurement. The effects of the plan amendments were reductions of $14,310,000 and $493,000 in the projected benefit obligations for the salaried and supplemental executive defined benefit pension plans, respectively. In addition, the amendments triggered an $111,000 curtailment loss that was recognized as a component of the net periodic benefit cost recorded for the three- month period ended March 31, 2006.

Maywood, New Jersey, Hourly Defined Benefit Pension Plan

In April 2006, the hourly workers at the Company’s Maywood, New Jersey, plant ratified a new union contract, which resulted in amendments to the hourly defined benefit pension plan. The Company remeasured the obligations and assets of the Maywood hourly defined benefit pension plan at April 18, 2006. With the exception of the discount rate, which was increased from 5.75 percent to 6.25 percent, the assumptions used in the remeasurement of the pension plan obligations were the same as those used in the December 31, 2005, measurement. The amendment triggered a $281,000 curtailment loss that was recognized as a component of the net periodic benefit cost recorded for the three-month period ended June 30, 2006.

Stepan UK Defined Benefit Pension Plan

In June 2006, Stepan UK pension plan trustees approved amendments to the Stepan UK defined benefit pension plan. As a result, the plan obligations and assets were remeasured at June 5, 2006. The discount rate used to measure the plan obligations was updated to a current rate of 5.00 percent compared to 4.70 percent used to measure plan obligations at December 31, 2005. The effect of the plan amendments was a $1,816,000 reduction in the projected benefit obligations of the Stepan UK defined benefit pension plan. No curtailment gain or loss was triggered as a result of the remeasurement.

In December 2006, the Company adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans. The following table displays the incremental effect of applying the new accounting standard on the individual lines of the consolidated balance sheet at December 31, 2006:

(Dollars in thousands)	Before Application of SFAS No. 158	Adjustments	After Application of SFAS No. 158
Other non-current assets	$37,369	$(588)	$36,781
Total assets	546,643	(588)	546,055
Accrued liabilities	53,262	(4,612)	48,650
Other non-current liabilities	69,997	4,577	74,574
Accumulated other comprehensive loss	(13,739)	(553)	(14,292)
Total stockholders’ equity	181,339	(553)	180,786

Obligations and Funded Status at December 31

(Dollars in thousands)	United States		United Kingdom
	2006	2005	2006	2005
Change in benefit obligation
Benefit obligation at beginning of year	$118,958	$105,862	$17,423	$14,768
Service cost	1,806	3,617	409	665
Interest cost	6,056	5,952	865	729
Plan participant contributions	—	—	141	282
Actuarial (gain) / loss	(2,834)	6,803	(477)	2,921
Curtailment	(14,803)	(295)	(1,816)	—
Benefits paid	(3,105)	(2,981)	(267)	(178)
Foreign exchange impact	—	—	2,387	(1,764)

Benefit obligation at end of year	$106,078	$118,958	$18,665	$17,423

(Dollars in thousands)	United States		United Kingdom
	2006	2005	2006	2005
Change in plan assets
Fair value of plan assets at beginning of year	$73,798	$70,025	$10,912	$9,772
Actual return on plan assets	9,730	4,959	1,047	1,883
Employer contributions	5,896	1,795	483	284
Plan participant contributions	—	—	141	282
Benefits paid	(3,105)	(2,981)	(267)	(178)
Foreign exchange impact	—	—	1,502	(1,131)

Fair value of plan assets at end of year	$86,319	$73,798	$13,818	$10,912

(Dollars in thousands)	United States		United Kingdom
	2006	2005	2006	2005
Funded status	$(19,759)	$(45,160)	$(4,847)	$(6,511)
Unrecognized net actuarial loss	—	44,895	—	3,997
Unrecognized prior service cost	—	1,551	—	—

Net amount recognized	$(19,759)	$1,286	$(4,847)	$(2,514)

The amounts recognized in the Consolidated Balance Sheets at December 31, 2006, consist of

(Dollars in thousands)	United States	United Kingdom
Current liability	$(297)	$—
Non-current liability	(19,462)	(4,847)

Net amount recognized	$(19,759)	$(4,847)

The amounts recognized in accumulated other comprehensive income at December 31, 2006, consist of

(Dollars in thousands)	United States	United Kingdom
Net actuarial loss	$22,786	$1,835
Prior service cost	938	—

Net amount recognized	$23,724	$1,835

The amounts recognized in the Consolidated Balance Sheets at December 31, 2005, consist of

(Dollars in thousands)	United States	United Kingdom
Accrued benefit cost	$(29,741)	$(5,058)
Intangible asset	1,682	—
Accumulated other comprehensive income	29,345	2,544

Net amount recognized	$1,286	$(2,514)

Below is information for pension plans with accumulated benefit obligations in excess of plan assets at December 31:

(Dollars in thousands)	United States		United Kingdom
	2006	2005	2006	2005
Projected benefit obligation	$106,078	$118,958	$18,665	$17,423
Accumulated benefit obligation	106,078	103,539	18,665	15,970
Fair value of plan assets	86,319	73,798	13,818	10,912

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income

Net periodic pension costs for the years ended December 31, 2006, 2005 and 2004 were as follows:

(Dollars in thousands)	United States			United Kingdom
	2006	2005	2004	2006	2005	2004
Service cost	$1,806	$3,617	$3,411	$409	$665	$601
Interest cost	6,056	5,952	5,643	865	729	676
Expected return on plan assets	(6,693)	(6,575)	(6,592)	(789)	(620)	(584)
Amortization of prior service cost	221	355	380	—	—	—
Amortization of net loss	1,435	1,952	1,162	85	61	75
Curtailment loss	392	—	—	—	—	—

Net periodic benefit cost	$3,217	$5,301	$4,004	$570	$835	$768

Other changes in plan assets and benefit obligations recognized in other comprehensive income for the years ended December 31, 2006, 2005 and 2004 were as follows:

(Dollars in thousands)	United States			United Kingdom
	2006	2005	2004	2006	2005	2004
Change in additional minimum liability	$(6,525)	$3,804	$4,065	$(709)	$1,479	$(355)

The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2007 are as follows:

(Dollars in thousands)	United States	United Kingdom
Net actuarial loss	$1,233	$—
Prior service cost	197	—

Total	$1,430	$—

Estimated Future Benefit Payments

(Dollars in thousands)	United States	United Kingdom
2007	$3,990	$39
2008	4,413	92
2009	4,820	94
2010	5,210	96
2011	5,591	129
2012 – 2016	34,232	1,508

Assumptions

The weighted-average assumptions used to determine benefit obligations at December 31 were as follows:

	United States		United Kingdom
	2006	2005	2006	2005
Discount rate	6.00%	5.75%	5.10%	4.70%
Rate of compensation increase	—	4.01%	—	4.70%

The weighted-average assumptions used to determine net periodic benefit costs for years ended December 31 were as follows:

(Dollars in thousands)	United States			United Kingdom
	2006	2005	2004	2006	2005	2004
Discount rate	5.75%	5.75%	6.00%	4.90%	5.20%	5.40%
Expected long-term return on plan assets	8.50%	8.50%	8.50%	6.50%	7.20%	6.80%
Rate of compensation increase	4.01%	4.01%	4.01%	4.70%	4.70%	4.70%

Investment Strategies and Policies

U.S. Plans

Plan assets are invested using active investment strategies, as compared to passive or index investing. An investment consulting firm hires and monitors underlying investment management firms for each asset category. Managers within each asset category cover a range of investment styles and approaches and are combined in a way that controls for capitalization and style biases (for equities), and interest rate risk (for fixed income, or bonds) versus benchmark indexes, while focusing primarily on stock and bond selection to improve returns. International equities use the same capitalization and style biases, but do so for non-US companies from developed countries. Real estate uses private core real estate strategies, which provide stable and high levels of current income and enhanced core strategies, which seek slightly higher returns emphasizing appreciation. Absolute return investments produces low volatility returns with a low correlation to traditional assets by combining individual hedge funds that can generate positive returns in a variety of markets.

Risk is controlled through diversification among multiple asset categories, managers, styles, and securities. The investment management firm recommends asset allocations based on the Company’s plan needs and benchmark data for similar plans. The asset allocation targets are approved by the Company’s Plan Committee. Risk is further controlled both at the manager and asset category level by assigning targets for risk versus investment returns. Real estate uses guidelines for advisor allocation, investment size, geographic diversification and leverage. Absolute return investments invest in multiple funds using one of five different strategies. The investment manager and evaluates performance by the underlying managers against these targets.

Allowable investment categories include:

Equities: Common stocks of large, medium, and small companies, including both U.S. and non-U.S. based companies. The long-term target allocation for equities, excluding Company stock, is 51 percent.

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

Real Estate: Private real estate funds using office, apartment, industrial, retail, and other property types. No greater than 40 percent can be invested with any advisor, no more than 33 percent in any fund, no greater than 33 percent in any of eight U.S. regions, and portfolio leverage is limited to 30 percent. The target allocation for real estate is four percent.

Absolute Return Investments (Hedge Funds): Utilizes fund of funds approach using long/short, market neutral, event-driven, convertible arbitrage, and fixed income arbitrage strategies. The target allocation for absolute return is four percent.

Employer Securities: The retirement Plans also hold shares of the Company’s common and preferred stock, which are purchased or sold by the trustee from time to time, as directed by the Plan Committee. The Plans did not purchase or sell employer securities during 2006 or 2005. The target allocation for employer securities is 15 percent.

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

U.K. Plan

The objective of the U.K. defined benefit pension fund investment strategy is to maximize the long term rate of return on plan assets within a medium level of risk in order to minimize the cost of providing pension benefits. To that end, the plan assets are invested in an actively managed pooled fund that diversifies its holdings among equity securities, debt securities, property and cash. Although there are no formal target allocations for the plan assets, the fund will generally be heavily invested in equity securities. Equity securities are selected from U.K., European, U.S. and emerging market companies. Bonds comprise both U.K. government notes and bonds of U.K. and other countries’ corporate notes. There are no specific prohibited investments, but the current managed fund will not allocate assets to derivatives or other financial hedging instruments. Plan trustees meet regularly with the fund manager to assess the fund’s performance.

Plan Assets

The Company’s asset allocations for its pension plans at December 31, 2006 and 2005, by asset category, were as follow:

	United States		United Kingdom
	2006	2005	2006	2005
Asset Category
Equity securities	67%	66%	84%	85%
Fixed income (debt) securities	26%	26%	11%	8%
Real estate securities	4%	4%	—	—
Absolute return securities	3%	4%	—	—
Other	—	—	5%	7%

Total	100%	100%	100%	100%

Equity securities for the U.S. plans include the Company’s common stock in the amounts of $13,161,000 (15 percent of total plan assets) and $11,175,000 (15 percent of total plan assets) at December 31, 2006 and 2005, respectively.

Long-term Rate of Return for Plan Assets

U.S. Plans

The overall expected long-term rate of return on assets of 8.5 percent is based on plan asset allocation, capital markets forecasts and expected benefits of active investment management. For fixed income, the expected return is based on a long-term risk-free return assumed to be 6.0 percent for U.S. government securities, plus an additional 0.5 percent reflecting the risk premium for corporate bonds in the portfolio, for an overall average return of 6.5 percent. For equities, a 3.0 percent premium is added to the 6.0 percent risk-free rate for an expected return of 9.0 percent. For real estate, the expected return is 7.0 percent. For absolute return, the expected return is 7.7 percent.

The overall investment return forecast reflects the target allocations and the capital markets forecasts for each asset category, plus a premium for active asset management expected over the long-term.

U.K. Plan

The overall expected long term return on plan assets is a weighted average of the expected long term returns for equity securities, debt securities and other assets. The redemption yield at the measurement date on U.K. government fixed interest bonds and the yield on corporate bonds are used as proxies for the return on the debt portfolio. Weighting by the relative proportion of each within the actual portfolio leads to the expected return on debt securities. For equities, a premium of three percent added to the risk-free rate. The holding of other assets is less significant. An overall expected return in line with U.K. bank base interest rates is adopted.

Cash Flows

The Company expects to contribute approximately $4,185,000 to its funded U.S. qualified defined benefit pension plans in 2007. The Company also expects to pay $297,000 in 2007 related to its unfunded non-qualified pension plans. Stepan UK expects to contribute approximately $427,000 to its funded defined benefit pension plan in 2007.

Defined Contribution Plans

In July 2006, the Company established funded qualified defined contribution plans covering the employees affected by the freezes of the U.S. salaried, Maywood hourly and United Kingdom defined benefit pension plans. The U.S. plans have a fixed Company contribution rate of four percent of base salaries. No employee contribution is required. In addition to the fixed contributions, the Company makes additional discretionary transition contributions to partially compensate certain U.S. participants for the anticipated loss in benefits resulting from freezing the defined benefit plans. The transition contributions will be made through 2010. The United Kingdom plan requires employee and Company contributions of 6.15 percent and 7.5 percent of base salaries, respectively. Defined contribution pension plan expense was $2,232,000 for the year ended December 31, 2006, of which $857,400 related to the U.S. transition contributions. There was no comparable expense in 2005 or 2004.

The Company also sponsors a funded qualified profit sharing plan for its U.S. salaried employees and for some hourly employees. Company contributions are determined each year using a formula that is tied to Company profits. The contributions are allocated to participants’ accounts on the basis of the participants’ base earnings. Profit sharing expense was $800,000 and $865,000 for the years ended December 31, 2006 and 2005, respectively. There was no profit sharing expense in 2004.

12. Accrued Liabilities

The composition of accrued liabilities is as follows:

	December 31
(Dollars in thousands)	2006	2005
Accrued payroll and benefits	$18,907	$22,389
Accrued customer discounts	6,403	7,284
Other accrued liabilities	23,340	14,190

Total accrued liabilities	$48,650	$43,863

13. Other Non-Current Liabilities

The composition of other non-current liabilities is as follows:

	December 31
(Dollars in thousands)	2006	2005
Deferred revenue	$6,068	$1,185
Environmental and legal matters	17,408	17,337
Deferred compensation liability	23,369	21,369
Pension liability	24,309	31,162
Other non-current liabilities	3,420	3,308

Total other non-current liabilities	$74,574	$74,361

14. Contingencies

There are a variety of legal proceedings pending or threatened against the Company. Some of these proceedings may result in fines, penalties, judgments or costs being assessed against the Company at some future time. The Company’s operations are subject to extensive local, state and federal regulations, including the U.S. Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) and the Superfund amendments of 1986 (“Superfund”). Over the years, the Company has received requests for information related to or has been named by the government as a PRP at 22 waste disposal sites where clean up costs have been or may be incurred under CERCLA and similar state statutes. In addition, damages are being claimed against the Company in general liability actions for alleged personal injury or property damage in the case of some disposal and plant sites. The Company believes that it has made adequate provisions for the costs it may incur with respect to these sites.

The Company has estimated a range of possible environmental and legal losses from $13.8 million to $42.9 million at December 31, 2006. At December 31, 2006, the Company’s accrued liability for such losses, which represents the Company’s best estimate within the estimated range of possible environmental and legal losses, was $22.1 million compared to $18.6 million at December 31, 2005.

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

Following are summaries of the material contingencies at December 31, 2006:

Maywood, New Jersey, Site

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

Ewan, D’Imperio and Lightman Drum Company Sites

During the mid-1970’s, Jerome Lightman and the Lightman Drum Company allegedly disposed of hazardous substances at several sites in New Jersey. The Company has been named as a potentially responsible party (PRP) in the case United States v. Lightman (1:92-cv-4710 D.N.J.), which involves the D’Imperio Superfund Site and the Ewan Superfund Site, both located in New Jersey. The Company has reached an agreement in principal with respect to the past costs and future allocation percentage in said litigation for costs related to the D’Imperio Superfund Site, including costs to comply with USEPA’s Unilateral Administrative Orders, as well as for the past costs and allocation percentage at the Ewan Superfund Site. Such agreement in principal is subject to additional approvals, including final execution of a settlement agreement in the first half of 2007. On a related matter, if the aforementioned litigation is settled, the Company, as a condition of settlement, will dismiss its appeal currently pending in the United States Third Circuit Court of Appeals objecting to the lodging of a partial consent decree in favor of the United States Government in this litigation. Under the partial consent decree, the government recovered past costs at the D’Imperio Superfund Site from all PRPs including the Company. The Company paid its assessed share but will not seek to recover the sums it paid if the settlement is finalized. The Company believes that a resolution of its liability for this litigation will not have a material impact on the financial position, results of operations or cash flows of the Company.

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

Wilmington Site

The Company is currently contractually obligated to contribute to the response costs associated with the Company’s formerly-owned site at 51 Eames Street, Wilmington, Massachusetts. Remediation at this site is being managed by its current owner to whom the Company sold the property in 1980. Under the agreement, once total site remediation costs exceed certain levels, the Company is obligated to contribute up to five percent of future response costs associated with this site with no limitation on the ultimate amount of contributions. To date, the Company has paid the current owner $1.2 million for the Company’s portion of environmental response costs through the third quarter of 2006 (the current owner of the site bills the Company one calendar quarter in arrears). At December 31, 2006, the Company has increased its reserve from $0.7 million to $1.1 million for current and future claims associated with this site. Depending on the ultimate cost of the remediation at this site, the amount for which the Company is liable could differ from the current estimates.

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

On February 15, 2007, the Company executed a settlement agreement with 19 plaintiffs regarding alleged personal injury claims they asserted against the Company and other prior owners regarding this site. The plaintiffs’ attorney executed the settlement on behalf of his clients. The agreement is expected to be submitted to the court for approval during March. As a result of this settlement, the Company recorded a fourth quarter charge of $3.0 million for this settlement.

The Company believes that based on current information it has adequate reserves for the claims related to this site.

15. Segment Reporting

The Company has three reportable segments: surfactants, polymers and specialty products. Each segment provides distinct products and requires separate management due to unique markets, technologies and production processes. Surfactants are used in a variety of consumer and industrial cleaning compounds as well as in agricultural products, lubricating ingredients, biodiesel and other specialized applications. Polymers generates its revenues from the sale of phthalic anhydride, polyols and polyurethane systems used in plastics, building materials and refrigeration systems. Specialty products sell chemicals used in food, flavoring and pharmaceutical applications.

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

Segment data for the three years ended December 31, 2006, 2005 and 2004, are as follows:

(Dollars in thousands)	Surfactants	Polymers	Specialty Products	Segment Totals
2006
Net sales	$880,327	$264,167	$28,089	$1,172,583
Operating income	21,249	26,106	3,225	50,580
Assets	393,399	99,057	24,099	516,555
Capital expenditures	32,526	8,181	4,967	45,674
Depreciation and amortization expenses	29,216	5,948	1,281	36,445

2005
Net sales	$823,603	$228,457	$26,317	$1,078,377
Operating income	20,084	26,652	5,257	51,993
Assets	366,843	86,957	21,698	475,498
Capital expenditures	26,651	13,056	1,536	41,243
Depreciation and amortization expenses	29,426	5,523	1,810	36,759

2004
Net sales	$709,487	$199,235	$27,094	$935,816
Operating income	24,871	22,549	6,618	54,038
Assets	358,223	78,602	18,635	455,460
Capital expenditures	27,212	5,274	807	33,293
Depreciation and amortization expenses	29,263	6,145	1,303	36,711

Below are reconciliations of segment data to the consolidated financial statements:

(Dollars in thousands)	2006	2005	2004
Operating income - segment totals	$50,580	$51,993	$54,038
Unallocated corporate expenses	(34,727)	(26,525)	(27,528)
Unallocated corporate manufacturing expenses	—	—	(7,331)
Interest expense	(8,885)	(7,801)	(7,237)
Income (Loss) from equity in joint venture	(812)	(729)	2,320
Other, net	1,233	708	371

Consolidated income before income taxes and minority interest	$7,389	$17,646	$14,633

Assets - segment totals	$516,555	$475,498	$455,460
Unallocated corporate assets	29,500	40,661	37,316

Consolidated assets	$546,055	$516,159	$492,776

Capital expenditures - segment totals	$45,674	$41,243	$33,293
Unallocated corporate expenditures	296	276	473

Consolidated capital expenditures	$45,970	$41,519	$33,766

Depreciation and amortization expenses – segment totals	$36,445	$36,759	$36,711
Unallocated corporate depreciation expenses	1,939	2,010	2,458

Consolidated depreciation and amortization expenses	$38,384	$38,769	$39,169

Company-wide geographic data for the years ended December 31, 2006, 2005 and 2004, are as follows (net sales attributed to countries based on selling location):

(Dollars in thousands)	2006	2005	2004
Net sales
United States	$801,017	$751,962	$646,523
France	126,615	113,856	107,536
United Kingdom	90,981	84,775	78,100
All other countries	153,970	127,784	103,657

Total	$1,172,583	$1,078,377	$935,816

Long-lived assets
United States	$153,244	$150,061	$147,199
United Kingdom	30,478	27,381	30,247
Germany	13,899	12,886	15,964
All other countries	43,184	36,980	33,798

Total	$240,805	$227,308	$227,208

16. Earnings Per Share

Below is the computation of basic and diluted earnings per share for the years ended December 31, 2006, 2005 and 2004:

(In thousands, except per share amounts)	2006	2005	2004
Computation of Basic Earnings per Share
Income before cumulative effect of change in accounting principle	$6,670	$13,529	$10,324
Deduct dividends on preferred stock	789	796	800

Income applicable to common stock	$5,881	$12,733	$9,524

Weighted-average number of shares outstanding	9,133	9,005	8,970

Basic earnings per share	$0.64	$1.41	$1.06

Computation of Diluted Earnings per Share
Income before cumulative effect of change in accounting principle	$6,670	$13,529	$10,324
Deduct dividends on preferred stock	789	—	800

Income applicable to common stock (1)	$5,881	$13,529	$9,524

Weighted-average number of shares outstanding	9,133	9,005	8,970
Add net shares from assumed exercise of options (under treasury stock method)	151	59	68
Add weighted-average shares from assumed conversion of convertible preferred stock (2)	—	661	—

Shares applicable to diluted earnings	9,284	9,725	9,038

Diluted earnings per share	$0.63	$1.39	$1.05

(1)	Options to purchase 135,298, 150,770 and 496,972 shares of common stock were not included in the computation of diluted earnings per share for 2006, 2005 and 2004, respectively, because the options’ exercise prices were greater than the average market price for the common stock and their effect would have been antidilutive.
(2)	The assumed conversions of 572,854 and 581,482 shares of convertible preferred stock for 2006 and 2004 were antidilutive, and accordingly, were excluded from the diluted earnings per share calculations.

17. Claims Settlement Income

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

On September 1, 2004, a fire at the production facility of the Company’s United Kingdom subsidiary, which is included in the surfactants segment, destroyed drying equipment used to manufacture powdered laundry detergent. Because property insurance covered the loss of the equipment, the write-off of the remaining book value of the asset, net of insurance proceeds, had no effect on earnings for the year ended December 31, 2004. In 2005, insurance proceeds related to the fire, amounting to $1,585,000 for property damage and $887,000 for business interruption, were received and recorded as reductions of Cost of Sales in the Condensed Consolidated Statements of Income.

18. Severance Cost

In the fourth quarter of 2006, the Company incurred $2,766,000 of severance expenses related to an announced plan to restructure the business functions within its European surfactants organization. The restructuring is an effort to create operational efficiencies and reduce costs by eliminating functional redundancies. The severance expenses were charged to administrative expense for the Company’s surfactants segment. Restructuring activities are expected to be completed in the first quarter of 2007, and it is anticipated that no further significant expenses will be incurred.

19. Related Party Receivable

At December 31, 2006, the ‘Other non-current assets’ classification of the Company’s consolidated balance sheet included a $1,415,000 receivable due from Stepan Philippines Inc. (SPI), a joint venture in which the Company holds a 50 percent ownership interest. The receivable is primarily for technology royalties due the Company pursuant to a royalty agreement between the Company and SPI. The receivable balance was $1,066,000 at December 31, 2005, and was included in the ‘Receivables’ classification in the current asset section of the Company’s consolidated balance sheet at that time. Payments from SPI to the Company as collection on this receivable are generally made based on SPI having free cash flow, which presently is limited due to SPI’s capital expenditures associated with its recent plant expansion.

20. Statement of Cash Flows

Non-cash investing and financing activities for the years ended December 31, 2006, 2005 and 2004, included the receipt of shares of the Company’s common stock tendered in lieu of cash by employees exercising stock options. The tendered shares, which were owned by employees for more than six months, had values of $1,037,000 in 2006 (33,220 shares), $1,687,000 in 2005 (62,864 shares) and $1,700,000 in 2004 (71,591 shares) and were recorded as treasury stock.

Non-cash investing and financing activities for the year ended December 31, 2005, included a $680,000 capital lease obligation entered into by the Company’s Brazilian subsidiary.

Selected Quarterly Financial Data

(Dollars in thousands, except per share data)

Unaudited

	2006
Quarter	First	Second	Third	Fourth		Year
Net Sales	$289,612	$292,033	$302,773	$288,165		$1,172,583
Gross Profit	32,334	33,244	35,896	24,312		125,786
Interest, net	(2,061)	(2,179)	(2,333)	(2,312)		(8,885)
Income (Loss) Before Income Taxes and Minority Interest	4,165	4,404	9,118	(10,298	)(a)	7,389
Net Income (Loss)	3,049	3,077	6,091	(5,547)		6,670
Per Diluted Share	0.37	0.31	0.61	(0.63)		0.63

	2005
Quarter	First	Second	Third	Fourth		Year
Net Sales	$264,252	$278,353	$265,717	$270,055		$1,078,377
Gross Profit	29,816	34,703	32,719	25,624		122,862
Interest, net	(1,799)	(2,006)	(1,994)	(2,002)		(7,801)
Income (Loss) Before Income Taxes and Minority Interest	4,947	9,186	5,819	(2,306)		17,646
Income (Loss) Before Cumulative Effect of Change in Accounting Principle	3,244	6,177	4,166	(58)		13,529
Per Diluted Share	0.33	0.64	0.43	(0.03)		1.39
Net Income (Loss)	3,244	6,177	4,166	(428)		13,159
Per Diluted Share	0.33	0.64	0.43	(0.07)		1.35

(a)	Includes a legal settlement charge of $3.0 million and Stepan Europe severance expense of $2.8 million.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment we believe that, as of December 31, 2006, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm has issued an audit report on our assessment of the Company’s internal control over financial reporting. This report follows:

c.	Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Stepan Company

Northfield, Illinois

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Stepan Company and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Stepan Company and subsidiaries as of December 31, 2006 and 2005 and the related consolidated statements of income, cash flows and stockholders’ equity for each of the three years in the period ended December 31, 2006. Our audit also included the accompanying financial statement schedule listed in the Index at Item 15. Our report dated March 2, 2007 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP

Chicago, Illinois

March 2, 2007

d.	Changes in Internal Control Over Financial Reporting

There were no significant changes in internal controls that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

(a)	Directors

See Company’s Proxy Statement dated March 22, 2007, for Directors of the Registrant, which is incorporated by reference herein.

(b)	Executive Officers

See Executive Officers of the Registrant in Part I above for the identification of the Executive Officers of the Registrant. See Company’s Proxy Statement dated March 22, 2007, for other information on Executive Officers of the Registrant, which is incorporated by reference herein.

(c)	Audit Committee Financial Expert

See Company’s Proxy Statement dated March 22, 2007, for Audit Committee Financial Expert, which is incorporated by reference herein.

(d)	Code of Conduct

See Company’s Proxy Statement dated March 22, 2007, for Code of Conduct, which is incorporated by reference herein.

Item 11.	Executive Compensation

See Company’s Proxy Statement dated March 22, 2007, for Compensation of Executive Officers and Directors, which is incorporated by reference herein.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

See Company’s Proxy Statement dated March 22, 2007, for Principal Stockholders, which is incorporated by reference herein.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

See Company’s Proxy Statement dated March 22, 2007, for Principal Stockholders, which is incorporated by reference herein.

Item 14.	Principal Accounting Fees and Services

See Company’s Proxy Statement dated March 22, 2007, for Accounting and Auditing Matters, which is incorporated by reference herein.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Financial Statements

See Item 8 for the Consolidated Financial Statements and supplementary data included in this Form 10-K.

(b)	Exhibits

See Exhibit Index filed herewith

(c)	Supplementary Schedule

See Supplemental Schedule to Consolidated Financial Statements filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEPAN COMPANY

By:	/s/ James E. Hurlbutt
James E. Hurlbutt
Vice President - Finance

March 8, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ F. Quinn Stepan	Chairman and Director	March 8, 2007
F. Quinn Stepan

/s/ F. Quinn Stepan, Jr.	President, Chief Executive Officer and Director	March 8, 2007
F. Quinn Stepan, Jr.	(Principal Executive Officer)

/s/ James E. Hurlbutt	Vice President - Finance	March 8, 2007
James E. Hurlbutt	(Principal Financial and Accounting Officer)

/s/ Robert D. Cadieux	Director	March 8, 2007
Robert D. Cadieux

/s/ Thomas F. Grojean	Director	March 8, 2007
Thomas F. Grojean

/s/ Gregory E. Lawton	Director	March 8, 2007
Gregory E. Lawton

/s/ Robert G. Potter	Director	March 8, 2007
Robert G. Potter

/s/ Edward J. Wehmer	Director	March 8, 2007
Edward J. Wehmer

James E. Hurlbutt, pursuant to powers of attorney executed by each of the directors and officers listed above, does hereby execute this report on behalf of each of such directors and officers in the capacity in which the name of each appears above.

March 8, 2007	/s/ James E. Hurlbutt
James E. Hurlbutt

SUPPLEMENTAL SCHEDULE TO CONSOLIDATED FINANCIAL STATEMENTS

FOR YEARS ENDED

DECEMBER 31, 2006, 2005 AND 2004

AS REQUIRED TO COMPLY WITH REGULATION S-X

Schedule II - Allowance for Doubtful Accounts:

Below is an analysis of the allowance for doubtful accounts for the three years ended December 31:

(In thousands)	2006	2005	2004
Balance, Beginning of Year	$3,119	$2,980	$2,530
Provision charged to income	728	501	444
Accounts written off, net of recoveries	(307)	(362)	6

Balance, End of Year	$3,540	$3,119	$2,980

Certain supplemental schedules are not submitted because they are not applicable or not required, or because the required information is included in the financial statements or notes thereto.

EXHIBIT INDEX

Exhibit No.	Description
(3)a	Copy of the Certificate of Incorporation, and the Certificates of Amendment of Certificate of Incorporation, dated May 6, 1968, April 20, 1972, April 16, 1973, December 2, 1983. (Note 1)

(3)a(1)	Copy of Certificate of Amendment of Certificate of Incorporation, dated May 24, 1999. (Note 9)

(3)a(2)	Copy of Restated Certificate of Incorporation of Stepan Company, dated December 27, 2005. (Note 19)

(3)b	Copy of the Bylaws of the Company as through February 15, 1999. (Note 10)

(3)b(1)	Copy of Amended and Restated Bylaws of the Company, dated December 27, 2005. (Note 19)

(3)c	Copy of Certificate of Amendment, dated April 28, 1993, to Article IV of Certificate of Incorporation. (Note 7)

(3)d	Copy of Certificate of Amendment, dated May 5, 1987, to Article X of Certificate of Incorporation. (Note 2)

(4)h	Copy of Loan Agreement, dated June 15, 1995, with Aid Association for Lutherans, the Northwestern Mutual Life Insurance Company and The Mutual Life Insurance Company of New York. (Note 8)

(4)h(1)	Copy of Amended and Restated Note Agreement dated as of December 1, 2002, regarding 7.69% Amended and Restated Senior Notes, Series A, due June 30, 2005 and 7.77% Amended and Restated Senior Notes, Series B, due June 30, 2010 (amending Loan Agreement dated June 15, 1995, with Aid Association for Lutherans, the Northwestern Mutual Life Insurance Company and The Mutual Life Insurance Company of New York). (Note 13)

(4)i	Copy of Note Purchase Agreement, dated September 1, 2002, with The Northwestern Mutual Life Insurance Company, Thrivent Financial for Lutherans, Connecticut General Life Insurance Company and MONY Life Insurance Company (Note 12)

(4)n(1)	Copy of Certificate of Designation, Preferences and Rights of the 5 1/2% Convertible Preferred Stock, without Par Value and the Amended Certificate, dated August 12, 1992 and April 28, 1993. (Note 7)

(4)n(2)	Copy of Issuer Tender Offer Statement on Schedule 13E-4, dated August 13, 1992. (Note 6)

(4)n(3)	Copy of Amendment No. 1 to Schedule 13E-4 (see also (4)n(2) above), dated September 23, 1992. (Note 6)

(4)n(4)	Copy of the Company’s Form 8-A, dated August 13, 1992. (Note 6)

(4)p	Copy of Term Loan Agreement, dated October 1, 1998, with The Northwestern Mutual Life Insurance Company and Connecticut General Life Insurance Company. (Note 13)

(4)p(1)	Copy of Amended and Restated Note Agreement dated as of December 1, 2002, regarding 6.59% Amended and Restated Senior Notes, due October 1, 2013 (amending Term Loan Agreement dated October 1, 1998, with The Northwestern Mutual Life Insurance Company and Connecticut General Life Insurance Company). (Note 13)

(4)t	Copy of First Amendment, dated as of February 27, 2004, to Amended 1993 Note Agreement, Amended 1995 Note Agreement, Amended 1998 Note Agreement and 2002 Note Purchase Agreement (Note 14)

(4)t(1)	Copy of Second Amendment dated as of May 3, 2004, to Amended 1993 Note Agreement, Amended 1995 Note Agreement, Amended 1998 Note Agreement and 2002 Note Purchase Agreement (Note 17)

(4)u	Copy of Note Purchase Agreement with Life Insurance Company of North America, MONY Life Insurance Company, AXA Equitable Life Insurance Company and Horizon Blue Cross Blue Shield of New Jersey dated September 29, 2005 (Note 18)

(4)v	Copy of Credit Agreement dated April 20, 2006, with J.P. Morgan Chase Bank, NA; Bank of America, NA; and Harris, NA (Note 21)

In accordance with 601(b)(4) (iii) of Regulation S-K, certain debt instruments are omitted, where the amount of securities authorized under such instruments does not exceed 10% of the total consolidated assets of the Registrant. Copies of such instruments will be furnished to the Commission upon request.

(10)a	Description of the 1965 Directors Deferred Compensation Plan. (Note 3)

(10)a(1)	Copy of Amendment to the Stepan Company’s Directors’ Deferred Plan (Note 20)

(10)a(2)	Copy of Stepan Company Directors’ Deferred Compensation Plan amended and restated as of January 1, 2005.

(10)b	Copy of the 1969 Management Incentive Compensation Plan as amended and restated as of January 1, 1992. (Note 5)

(10)b(1)	Copy of Stepan Company Management Incentive Plan (as amended and restated effective as of January 1, 2005) (Note 24)

(10)e	Copy of Leveraged Employee Stock Ownership Plan. (Note 4)

(10)f	Copy of the Company’s 1992 Stock Option Plan. (Note 5)

(10)g	Copy of the Company’s 2000 Stock Option Plan. (Note 11)

(10)g(1)	Copy of the amendment to the Company’s 2000 Stock Option Plan (Note 16)

(10)g(2)	Form of Incentive Stock Option Agreement under Stepan Company 2000 Stock Option Plan (Note 16)

(10)g(3)	Form of Non-Qualified Stock Option Agreement under Stepan Company 2000 Stock Option Plan (Note 16)

(10)g(4)	Copy of Form of Restricted Stock Agreement under 2000 Option Plan (Note 20)

(10)h	Copy of settlement agreement, which provided information with respect to the Company’s agreement with the United States regarding environmental remediation work to be completed at Stepan’s site in Maywood, New Jersey. (Note 15)

(10)i	Copy of Company’s 2006 Incentive Compensation Plan (Note 22)

(10)i(1)	Copy of Form of Non-Employee Director Non-Qualified Stock Option Agreement under Stepan Company 2006 Incentive Compensation Plan (Note 23)

(21)	Subsidiaries of Registrant at December 31, 2006.

(23)	Consent of Independent Registered Public Accounting Firm

(24)	Power of Attorney.

(31.1)	Certification of President and Chief Executive Officer

(31.2)	Certification of Vice President – Finance (Principal Financial Officer)

(32)	Certification of President and Chief Executive Officer (Principal Executive Officer) and Vice President – Finance (Principal Financial Officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Notes To Exhibit Index

Note No.
1.	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1983, and incorporated herein by reference.

2.	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1987, and incorporated herein by reference.

3.	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1988, and incorporated herein by reference.

4.	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference.

5.	Filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1992, and incorporated herein by reference.

6.	Filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1992, and incorporated herein by reference.

7.	Filed with the Company’s Current Report on Form 8-K filed on April 28, 1993, and incorporated herein by reference.

8.	Filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, and incorporated herein by reference.

9.	Filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and incorporated herein by reference.

10.	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.

11.	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.

12.	Filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, and incorporated herein by reference.

13.	Filed with the Company’s Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.

14.	Filed with the Company’s Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.

15.	Filed with the Company’s Form 8-K filed on November 18, 2004, and incorporated herein by reference.

16.	Filed with the Company’s Form 8-K filed on December 23, 2004, and incorporated herein by reference.

17.	Filed with the Company’s Form 10-Q for the quarter ended June 30, 2004, and incorporated herein by reference.

18.	Filed with the Company’s Form 8-K filed on October 3, 2005, and incorporated herein by reference.

19.	Filed with the Company’s Form 8-K filed on December 28, 2005, and incorporated herein by reference.

20.	Filed with the Company’s Form 8-K filed on February 16, 2006, and incorporated herein by reference.

21.	Filed with the Company’s Form 8-K filed on April 26, 2006, and incorporated herein by reference.

22.	Filed with the Company’s Form S-8 filed on April 27, 2006, and incorporated herein by reference.

23.	Filed with the Company’s Form 8-K filed on April 27, 2006, and incorporated herein by reference.

24.	Filed with the Company’s Form 8-K filed on December 29, 2006, and incorporated herein by reference.