Form 10-K/A
period 2006-12-31
STEPAN CO
filed 2007-03-22
CIK 94049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

Stepan Company (the “Company”) is filing this Amendment No. 1 on Form 10-K/A to correct for a typographical error in the ‘Per Diluted Share’ amount in the 2006 first quarter column of the Selected Quarterly Financial Data table included in Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as filed with the U.S. Securities and Exchange Commission on March 8, 2007 (the “Original Filing”). The $0.37 Per Diluted Share amount on page 88 of the Original Filing has been replaced with $0.31 Per Diluted Share. This change is reflected on page 46 of this Form 10-K/A. No other information in the Original Filing is amended hereby. This Form 10/K-A continues to describe conditions as of the date of the Original Filing, and accordingly, the Company has not updated the disclosures contained herein to reflect events that occurred at a later date.

As required by Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, the Company’s principal executive officer and principal financial officer are providing Rule 13a-14(a) certifications in connection with this Form 10-K/A (but otherwise identical to their prior certifications) and are also furnishing, but not filing, Rule 13a-14(b) certifications in connection with this Form 10-K/A (but otherwise identical to their prior certifications).

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

Notes to Consolidated Financial Statements

Selected Quarterly Financial Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Stepan Company

Northfield, Illinois

We have audited the accompanying consolidated balance sheets of Stepan Company and subsidiaries (the "Company") as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2007, expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

See Note 9 for detailed information about the Company's stock-based compensation.

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

Accumulated other comprehensive loss as reported in the Consolidated Balance Sheets at December 31, 2006 and 2005, comprised the following:

(Dollars in thousands)	December 31
	2006	2005
Foreign currency translation gains/(losses)	$966	($4,839)
Unrealized gains on securities (net of income taxes of $360 in 2006 and $282 in 2005)	550	426
Defined benefit pension liability adjustments (net of income taxes of $9,751 in 2006 and $12,435 in 2005)	(15,808)	(19,454)

Total accumulated other comprehensive loss	($14,292)	($23,867)

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

(In thousands)	Gross Carrying Amount December 31		Accumulated Amortization December 31
	2006	2005	2006	2005
Other Intangible Assets:
Patents	$2,000	$2,000	$1,133	$1,000
Trademarks	5,510	5,512	3,279	2,916
Customer lists	4,806	4,660	4,155	3,655
Know-how (a)	8,484	8,457	4,873	4,283
Non-compete agreements	—	2,381	—	2,381

Total	$20,800	$23,010	$13,440	$14,235

(a)	Know-how includes intellectual property rights covering proprietary information, written formulae, trade secrets or secret processes, inventions and developmental products (whether patentable or not), discoveries, improvements, compositions, manufacturing processes, manuals, specifications and technical data.

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

5. Debt

Debt comprises the following:

(Dollars in thousands)	Maturity Dates	December 31
		2006	2005
Unsecured private placement notes
5.69%	2012-2018	$40,000	$40,000
6.86%	2009-2015	30,000	30,000
6.59%	2007-2012	16,364	19,091
7.77%	2007-2008	5,455	8,182
Unsecured U.S. bank debt	2011	9,400	—
Debt of foreign subsidiaries
Secured bank term loans, foreign Currency	2007-2010	18,737	22,315
Other, foreign currency	2007-2015	11,208	6,134

Total Debt		131,164	125,722
Less current maturities		23,761	16,777

Long-term debt		$107,403	$108,945

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

The Company's wholly owned subsidiary in Germany recorded sufficient earnings during 2006, to allow the Company to utilize tax loss carryforwards in the amount of $410,000 for which a valuation allowance had previously been recorded. In addition, $475,000 of Germany’s valuation allowance was released due to anticipated increased future earnings. This adjustment more accurately reflects the Company’s estimate using the more likely than not test for the valuation allowance.

Due to a favorable tax law change in Mexico the Company benefited from a tax reduction of $635,000 during 2006. A transitional tax rule and election available under the law change impacts how inventories and cost of goods sold are recognized for tax purposes. In order to utilize the benefit of the law change in Mexico, the favorable election was made during 2006.

The reserve for tax contingencies related to issues in the U.S. and foreign locations was $1,857,000 at December 31, 2006 compared to $870,000 at December 31, 2005. This balance is the Company's best estimate of the potential liability for tax contingencies. The increase in the tax contingency reserve was primarily due to revised estimates of possible tax exposures in state and foreign jurisdictions. Inherent uncertainties exist in estimates of tax contingencies due to changes in tax law; both legislated and concluded through the various jurisdictions' tax court systems. It is the opinion of the Company's management that the possibility is remote that costs ultimately incurred in excess of those accrued, if any, will have a material adverse impact on the Company's financial statements.

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

10. Deferred Compensation and Related Investments

The Company sponsors deferred compensation plans that allow management to defer receipt of their bonuses and outside directors to defer receipt of their fees until retirement or departure from the Company or as elected. The deferred amounts are invested in mutual funds or Company common stock. The compensation expense and related deferred compensation obligation to the participants who elect deferral are recorded when the underlying compensation is earned. The deferred obligation may increase or decrease based on the performance results of investment options — a limited selection of mutual funds or Company common stock — chosen by the plan participants. The Company maintains at least enough Company common stock in treasury to cover the equivalent number of common stock shares resulting from participants electing the Company common stock investment option, which periodically requires the Company to purchase its common shares from the open market. When plan distributions are made to retired/departed participants, such distributions are made, in cash or shares of Stepan Company common stock at the option of the participant, in amounts equivalent to the payment date value of the investment choices made by the participant. Since the deferred compensation obligations may be settled in cash, each reporting period the Company must record any appreciation in the value of the participant’s plan balances as additional compensation expense. Conversely, declines in the market value of the investment choices made by the participant reduce compensation expense in the periods that the market value declines. The resulting increases and reductions of compensation expense are recorded in the “Administrative” expense line of the Consolidated Statements of Income. The additional compensation expense resulting from the appreciation of the market value and earnings of the selected investment options was $3,672,000 in 2006, $2,094,000 in 2005 and $693,000 in 2004. The Company’s deferred compensation liability was $24,069,000 and $22,118,000 at December 31, 2006 and 2005, respectively.

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

The aggregate fair value of the mutual fund investments and gross unrealized gains or losses related to such investments at December 31, 2006 and 2005, were as follows:

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

Segment data for the three years ended December 31, 2006, 2005 and 2004, are as follows:

(Dollars in thousands)	Surfactants	Polymers	Specialty Products	Segment Totals
2006
Net sales	$880,327	$264,167	$28,089	$1,172,583
Operating income	21,249	26,106	3,225	50,580
Assets	393,399	99,057	24,099	516,555
Capital expenditures	32,526	8,181	4,967	45,674
Depreciation and amortization expenses	29,216	5,948	1,281	36,445

2005
Net sales	$823,603	$228,457	$26,317	$1,078,377
Operating income	20,084	26,652	5,257	51,993
Assets	366,843	86,957	21,698	475,498
Capital expenditures	26,651	13,056	1,536	41,243
Depreciation and amortization expenses	29,426	5,523	1,810	36,759

2004
Net sales	$709,487	$199,235	$27,094	$935,816
Operating income	24,871	22,549	6,618	54,038
Assets	358,223	78,602	18,635	455,460
Capital expenditures	27,212	5,274	807	33,293
Depreciation and amortization expenses	29,263	6,145	1,303	36,711

Below are reconciliations of segment data to the consolidated financial statements:

(Dollars in thousands)	2006	2005	2004
Operating income—segment totals	$50,580	$51,993	$54,038
Unallocated corporate expenses	(34,727)	(26,525)	(27,528)
Unallocated corporate manufacturing expenses	—	—	(7,331)
Interest expense	(8,885)	(7,801)	(7,237)
Income (Loss) from equity in joint venture	(812)	(729)	2,320
Other, net	1,233	708	371

Consolidated income before income taxes and minority interest	$7,389	$17,646	$14,633

Assets—segment totals	$516,555	$475,498	$455,460
Unallocated corporate assets	29,500	40,661	37,316

Consolidated assets	$546,055	$516,159	$492,776

Capital expenditures—segment totals	$45,674	$41,243	$33,293
Unallocated corporate expenditures	296	276	473

Consolidated capital expenditures	$45,970	$41,519	$33,766

Depreciation and amortization expenses – segment totals	$36,445	$36,759	$36,711
Unallocated corporate depreciation expenses	1,939	2,010	2,458

Consolidated depreciation and amortization expenses	$38,384	$38,769	$39,169

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

19. Related Party Receivable

At December 31, 2006, the ‘Other non-current assets’ classification of the Company’s consolidated balance sheet included a $1,415,000 receivable due from Stepan Philippines Inc. (SPI), a joint venture in which the Company holds a 50 percent ownership interest. The receivable is primarily for technology royalties due the Company pursuant to a royalty agreement between the Company and SPI. The receivable balance was $1,066,000 at December 31, 2005, and was included in the ‘Receivables’ classification in the current asset section of the Company’s consolidated balance sheet at that time. Payments from SPI to the Company as collection on this receivable are generally made based on SPI having free cash flow, which presently is limited due to SPI's capital expenditures associated with its recent plant expansion.

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

Selected Quarterly Financial Data

(Dollars in thousands, except per share data)

Unaudited

	2006
Quarter	First	Second	Third	Fourth		Year
Net Sales	$289,612	$292,033	$302,773	$288,165		$1,172,583
Gross Profit	32,334	33,244	35,896	24,312		125,786
Interest, net	(2,061)	(2,179)	(2,333)	(2,312)		(8,885)
Income (Loss) Before Income Taxes and Minority Interest	4,165	4,404	9,118	(10,298	)(a)	7,389
Net Income (Loss)	3,049	3,077	6,091	(5,547)		6,670
Per Diluted Share	0.31	0.31	0.61	(0.63)		0.63

	2005
Quarter	First	Second	Third	Fourth	Year
Net Sales	$264,252	$278,353	$265,717	$270,055	$1,078,377
Gross Profit	29,816	34,703	32,719	25,624	122,862
Interest, net	(1,799)	(2,006)	(1,994)	(2,002)	(7,801)
Income (Loss) Before Income Taxes and Minority Interest	4,947	9,186	5,819	(2,306)	17,646
Income (Loss) Before Cumulative Effect of Change in Accounting Principle	3,244	6,177	4,166	(58)	13,529
Per Diluted Share	0.33	0.64	0.43	(0.03)	1.39
Net Income (Loss)	3,244	6,177	4,166	(428)	13,159
Per Diluted Share	0.33	0.64	0.43	(0.07)	1.35

(a)	Includes a legal settlement charge of $3.0 million and Stepan Europe severance expense of $2.8 million.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEPAN COMPANY

By:	/s/ James E. Hurlbutt
James E. Hurlbutt
Vice President - Finance

March 22, 2007

EXHIBIT INDEX

(31.1)	Certification of President and Chief Executive Officer

(31.2)	Certification of Vice President – Finance (Principal Financial Officer)

(32)	Certification of President and Chief Executive Officer (Principal Executive Officer) and Vice President – Finance (Principal Financial Officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002