Form 10-Q
period 2007-03-31
STEPAN CO
filed 2007-05-04
CIK 94049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2007
Common Stock, $1 par value	9,250,048 Shares

Part I	FINANCIAL INFORMATION

Item 1- Financial Statements

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Unaudited

(In thousands, except per share amounts)	Three Months Ended March 31
	2007	2006
Net Sales	$313,004	$289,612
Cost of Sales	278,195	257,278

Gross Profit	34,809	32,334

Operating Expenses:
Marketing	8,932	8,442
Administrative	7,716	10,533
Research, development and technical services	7,629	7,180

	24,277	26,155

Operating Income	10,532	6,179

Other Income (Expenses):
Interest, net	(2,308)	(2,061)
Loss from equity in joint venture	(126)	(95)
Other, net	(18)	142

	(2,452)	(2,014)
Income Before Provision for Income Taxes and Minority Interest	8,080	4,165
Provision for Income Taxes	2,394	1,166
Minority Interest	(1)	(50)

Net Income	$5,687	$3,049

Net Income Per Common Share (Note 6):
Basic	$0.59	$0.32

Diluted	$0.56	$0.31

Shares Used to Compute Net Income Per Common Share (Note 6):
Basic	9,292	9,045

Diluted	10,074	9,813

Dividends per Common Share	$0.2050	$0.2000

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(Dollars in thousands)	March 31, 2007	December 31, 2006
Assets
Current Assets:
Cash and cash equivalents	$4,386	$5,369
Receivables, net	175,217	160,525
Inventories (Note 3)	86,342	82,837
Deferred income taxes	9,756	10,362
Other current assets	8,705	9,376

Total current assets	284,406	268,469

Property, Plant and Equipment:
Cost	871,770	859,710
Less: accumulated depreciation	643,325	634,106

Property, plant and equipment, net	228,445	225,604

Goodwill, net	7,868	7,841

Other intangible assets, net	6,981	7,360

Other non-current assets	36,808	36,781

Total assets	$564,508	$546,055

Liabilities and Stockholders’ Equity
Current Liabilities:
Current maturities of long-term debt (Note 9)	$22,597	$23,761
Accounts payable	115,671	108,084
Accrued liabilities	38,328	48,650

Total current liabilities	176,596	180,495

Deferred income taxes	1,502	2,046

Long-term debt, less current maturities (Note 9)	126,333	107,403

Other non-current liabilities	72,406	74,574

Commitments and Contingencies (Note 4)

Minority Interest	757	751

Stockholders’ Equity:
5-1/2% convertible preferred stock, cumulative, voting without par value; authorized 2,000,000 shares; issued and outstanding 572,854 shares in 2007 and 2006	14,321	14,321
Common stock, $1 par value; authorized 30,000,000 shares; issued 10,397,508 shares in 2007 and 10,342,762 shares in 2006	10,397	10,343
Additional paid-in capital	35,227	33,553
Accumulated other comprehensive loss	(13,497)	(14,292)
Retained earnings (unrestricted approximately $34,109 in 2007 and $32,219 in 2006) (Note 10)	165,247	161,184
Less: Treasury stock, at cost, 1,147,460 shares in 2007 and 1,134,958 shares in 2006	(24,781)	(24,323)

Stockholders’ equity	186,914	180,786

Total liabilities and stockholders’ equity	$564,508	$546,055

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Three Months Ended March 31
(Dollars in thousands)	2007	2006
Cash Flows From Operating Activities
Net income	$5,687	$3,049
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,422	9,620
Deferred compensation	(1,364)	1,664
Deferred income taxes	(277)	(2,391)
Other non-cash items	(256)	(837)
Changes in assets and liabilities:
Receivables, net	(14,047)	(16,401)
Inventories	(3,346)	(9,713)
Other current assets	678	(40)
Accounts payable and accrued liabilities	1,701	2,072
Pension liabilities	(793)	1,638
Environmental and legal liabilities	(3,176)	27
Deferred revenues	(138)	(111)
Excess tax benefit from stock options	(204)	(27)

Net Cash Used In Operating Activities	(6,113)	(11,450)

Cash Flows From Investing Activities
Expenditures for property, plant and equipment	(11,474)	(9,070)
Other non-current assets	462	357

Net Cash Used In Investing Activities	(11,012)	(8,713)

Cash Flows From Financing Activities
Revolving debt and notes payable to banks, net	19,054	10,978
Other debt borrowings	—	497
Other debt repayments	(1,490)	(1,330)
Dividends paid	(2,091)	(2,006)
Stock option exercises	520	259
Excess tax benefit from stock options	204	27
Other, net	(96)	42

Net Cash Provided By Financing Activities	16,101	8,467

Effect of Exchange Rate Changes on Cash	41	54

Net Decrease in Cash and Cash Equivalents	(983)	(11,642)
Cash and Cash Equivalents at Beginning of Period	5,369	16,641

Cash and Cash Equivalents at End of Period	$4,386	$4,999

Supplemental Cash Flow Information
Cash payments of income taxes, net of refunds	$3,239	$479

Cash payments of interest	$2,419	$1,521

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

Unaudited

1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements included herein have been prepared by Stepan Company (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate and make the information presented not misleading. In the opinion of management, all normal recurring adjustments necessary to present fairly the condensed consolidated financial position of the Company as of March 31, 2007, and the condensed consolidated results of operations and cash flows for the three months then ended have been included. These financial statements and related footnotes should be read in conjunction with the financial statements and related footnotes included in the Company’s 2006 Form 10-K.

2.	STOCK-BASED COMPENSATION

The Company has stock options outstanding under its 1992 Stock Option Plan and stock options and stock awards outstanding under its 2000 Stock Option Plan and its 2006 Incentive Compensation Plan. Compensation expense charged against income for all plans was $207,000 and $50,000 for the three months ended March 31, 2007 and 2006, respectively. Unrecognized compensation cost for stock options and stock awards was $1,045,000 and $848,000, respectively, at March 31, 2007, compared to $370,000 and $314,000, respectively, at December 31, 2006. The quarter-to-quarter increase in compensation expense and the increases in unrecognized compensation costs since December 31, 2006, resulted from first quarter 2007 grants of 113,600 stock options and 90,000 stock awards made under the Company’s 2006 Incentive Compensation Plan. The unrecognized compensation expense at March 31, 2007, is expected to be recognized over weighted average periods of 1.6 years and 2.4 years for stock options and stock awards, respectively.

3.	INVENTORIES

Inventories comprise the following:

(Dollars in thousands)	March 31, 2007	December 31, 2006
Finished products	$56,106	$56,128
Raw materials	30,236	26,709

Total inventories	$86,342	$82,837

Inventories priced using the last-in, first-out (LIFO) inventory valuation method as of March 31, 2007 and December 31, 2006, amounted to 77 percent of total inventories. If the first-in, first-out (FIFO) inventory valuation method had been used for all inventories, inventory balances would have been approximately $25,380,000 and $24,555,000 higher than reported at March 31, 2007, and December 31, 2006, respectively.

4.	CONTINGENCIES

There are a variety of legal proceedings pending or threatened against the Company. Some of these proceedings may result in fines, penalties, judgments or costs being assessed against the Company at some future time. The Company’s operations are subject to extensive local, state and federal regulations, including the U. S. Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) and the Superfund Amendments of 1986 (“Superfund”). Over the years, the Company has received requests for information related to or has been named by the government as a PRP at 22 waste disposal sites where clean up costs have been or may be incurred under CERCLA and similar state statutes. In addition, damages are being claimed against the Company in general liability actions for alleged personal injury or property damage in the case of some disposal and plant sites. The Company believes that it has made adequate provisions for the costs it may incur with respect to these sites.

The Company has estimated a range of possible environmental and legal losses from $10.7 million to $39.8 million at March 31, 2007. At March 31, 2007, the Company’s accrued liability for such losses, which represents the Company’s best estimate within the estimated range of possible environmental and legal losses, was $19.0 million compared to $22.1 million at December 31, 2006. The December 31, 2006, to March 31, 2007, reduction in the accrued liability balance for environmental and legal losses resulted from the payment made for the previously disclosed personal injury settlement related to the Company’s formerly owned site in Wilmington, Massachusetts.

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

Following are summaries of the material contingencies at March 31, 2007:

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

Also, the New Jersey Department of Environmental Protection (NJDEP) filed a complaint against the Company and other entities on February 6, 2006, alleging that the defendants discharged hazardous substances at the Maywood site and at neighboring properties not part of the Maywood site, resulting in damage to natural resources and the incurrence of response costs. The complaint was amended and removed to federal court but was remanded to state court on September 22, 2006.

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

Ewan, D’Imperio and Lightman Drum Company Sites

During the mid-1970’s, Jerome Lightman and the Lightman Drum Company disposed of hazardous substances at several sites in New Jersey. The Company has been named as a potentially responsible party (PRP) in the case United States v. Lightman (1:92-cv-4710 D.N.J.), which involves the D’Imperio Superfund Site and the Ewan Superfund Site, both located in New Jersey. The Company has reached an agreement in principle with respect to the past costs and future allocation percentage in said litigation for costs related to the D’Imperio Superfund Site, including costs to comply with USEPA’s Unilateral Administrative Orders, as well as for the past costs and allocation percentage at the Ewan Superfund Site. Such agreement in principle is subject to additional approvals, including final execution of a settlement agreement in the first half of 2007. On a related matter, if the aforementioned litigation is settled, the Company, as a condition of settlement, will dismiss its appeal currently pending in the United States Third Circuit Court of Appeals objecting to the lodging of a partial consent decree in favor of the United States Government in this litigation. Under the partial consent decree, the government recovered past costs at the D’Imperio Superfund Site from all PRPs including the Company. The Company paid its assessed share but will not seek to recover the sums it paid if the settlement is finalized. The Company believes that a resolution of its liability for this litigation will not have a material impact on the financial position, results of operations or cash flows of the Company.

In addition to the Ewan and D’Imperio Superfund Sites, the Company received a Section 104(e) Request for Information from USEPA dated March 21, 2000, regarding the Lightman Drum Company Site located in Winslow Township, New Jersey. The Company responded to this request on May 18, 2000. In addition, the Company received a Notice of Potential Liability and Request to Perform RI/FS dated June 30, 2000, from USEPA. The Company decided that it will participate in the performance of the RI/FS as a member of the Lightman Yard PRP Group. Due to the addition of other PRPs, the Company allocation percentage decreased. However, the allocation has not yet been finalized by the Lightman Yard PRP Group. The PRPs who agreed to conduct the interim remedial action will enter into an Administrative Settlement Agreement and Order on Consent with USEPA. The Administrative Settlement Agreement is currently being negotiated.

The Company believes that based on current information it has adequate reserves for the Jerome Lightman-related environmental sites.

Wilmington Site

The Company is currently contractually obligated to contribute to the response costs associated with the Company’s formerly-owned site at 51 Eames Street, Wilmington, Massachusetts. Remediation at this site is being managed by its current owner to whom the Company sold the property in 1980. Under the agreement, once total site remediation costs exceed certain levels, the Company is obligated to contribute up to five percent of future response costs associated with this site with no limitation on the ultimate amount of contributions. To date, the Company has paid the current owner $1.2 million for the Company’s portion of environmental response costs through the third quarter of 2006 (the current owner of the site has not billed the Company for the fourth quarter of 2006 and the first quarter of 2007). At March 31, 2007, the Company’s reserve is $1.1 million for current and future claims associated with this site. Depending on the ultimate cost of the remediation at this site, the amount for which the Company is liable could differ from the current estimates.

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

On February 15, 2007, the Company entered into a settlement agreement with 19 plaintiffs regarding alleged personal injury claims they asserted against the Company and other prior owners regarding this site. The agreement has been fully executed and was submitted to the court for approval in April 2007. As a result of this settlement and as previously reported, the company recorded a fourth quarter 2006 charge of $3.0 million for this settlement. The settlement amount was paid in the first quarter of 2007.

The Company believes that based on current information it has adequate reserves for the claims related to this site.

5.	POSTRETIREMENT BENEFIT PLANS

Defined Benefit Pension Plans

Components of Net Periodic Benefit Cost

	UNITED STATES
(Dollars in thousands)	Three Months Ended March 31
	2007	2006
Service cost	$136	$890
Interest cost	1,577	1,593
Expected return on plan assets	(1,820)	(1,669)
Amortization of prior service cost	49	71
Amortization of net loss	309	480
Curtailment loss	—	111

Net periodic benefit cost	$251	$1,476

	UNITED KINGDOM
(Dollars in thousands)	Three Months Ended March 31
	2007	2006
Service cost	$—	$224
Interest cost	238	209
Expected return on plan assets	(236)	(179)
Amortization of net loss	—	39

Net periodic benefit cost	$2	$293

The year-to-year reduction in net periodic pension cost for the defined benefit pension plans reflected the freezing of the U.S. salaried, supplemental executive, Maywood hourly and United Kingdom defined benefit pension plans on June 30, 2006. Service costs ceased being accrued for the noted plans as of that date.

Employer Contributions

U.S. Plans

The Company expects to contribute approximately $4,185,000 to its U.S. qualified defined benefit pension plans in 2007 and to pay $297,000 in 2007 related to its unfunded non-qualified plans. As of March 31, 2007, $901,000 had been contributed to the qualified plans and $51,000 had been paid related to the non-qualified plans.

U.K. Plan

Stepan UK Limited expects to contribute approximately $427,000 to its defined benefit pension plan in 2007. As of March 31, 2007, $94,000 had been contributed to the plan.

Defined Contribution Plans

Defined contribution plan expense for the Company’s retirement savings plans was $1,129,000 for the three months ended March 31, 2007. There was no such expense for the three months ended March 31, 2006, as the Company began sponsoring defined contribution retirement savings plans on July 1, 2006, after its U.S. salaried, supplemental executive, Maywood hourly and United Kingdom defined benefit pension plans were frozen.

Expense related to the Company’s profit sharing plan was $325,000 and $200,000 for the three months ended March 31, 2007 and 2006, respectively.

6.	EARNINGS PER SHARE

Below is the computation of basic and diluted earnings per share for the three months ended March 31, 2007 and 2006.

(In thousands, except per share amounts)	Three Months Ended March 31
	2007	2006
Computation of Basic Earnings per Share
Net income	$5,687	$3,049
Deduct dividends on preferred stock	197	198

Income applicable to common stock	$5,490	$2,851
Weighted-average number of common shares outstanding	9,292	9,045

Basic earnings per share	$0.59	$0.32

Computation of Diluted Earnings per Share
Net income	$5,687	$3,049

Weighted-average number of common shares outstanding	9,292	9,045
Add net shares issuable from assumed exercise of options (under treasury stock method) (1)	128	111
Add weighted-average shares issuable from assumed conversion of convertible preferred stock	654	657

Shares applicable to diluted earnings	10,074	9,813

Diluted earnings per share	$0.56	$0.31

(1)

Options to purchase 249,168 and 147,541 shares of common stock were not included in the computation of diluted earnings per share for the first quarter of 2007 and 2006, respectively, because their effect would have been antidilutive.

7.	COMPREHENSIVE INCOME

Comprehensive income includes net income and all other non-owner changes in equity that are not reported in net income. Below is the Company’s comprehensive income for the three months ended March 31, 2007 and 2006.

(Dollars in thousands)	Three Months Ended March 31
	2007	2006
Net income	$5,687	$3,049
Other comprehensive income:
Foreign currency translation gain	552	223
Unrealized gain on securities	24	129
Pension liability adjustments	219	207

Comprehensive income	$6,482	$3,608

8.	SEGMENT REPORTING

The Company has three reportable segments: surfactants, polymers and specialty products. Segment operating results for the three months ended March 31, 2007 and 2006, are summarized below:

(Dollars in thousands)	Surfactants	Polymers	Specialty Products	Segment Totals
For the three months ended March 31, 2007
Net sales	$236,476	$68,682	$7,846	$313,004
Operating income	6,951	7,932	1,520	16,403

For the three months ended March 31, 2006
Net sales	$225,277	$57,892	$6,443	$289,612
Operating income	5,792	8,128	484	14,404

Below are reconciliations of segment operating income to consolidated income before income taxes:

(Dollars in thousands)	Three Months Ended March 31
	2007	2006
Operating income segment totals	$16,403	$14,404
Unallocated corporate expenses	(5,871)	(8,225)
Interest expense	(2,308)	(2,061)
Loss from equity in joint venture	(126)	(95)
Other, net	(18)	142

Consolidated income before income taxes and minority interest	$8,080	$4,165

9.	DEBT

Debt comprises the following:

(Dollars in thousands)	Maturity Dates	March 31 2007	December 31 2006
Unsecured private placement notes
5.69%	2012-2018	$40,000	$40,000
6.86%	2009-2015	30,000	30,000
6.59%	2007-2012	16,364	16,364
7.77%	2007-2008	5,455	5,455
Unsecured U.S. bank debt	2011	29,600	9,400
Debt of foreign subsidiaries
Secured bank term loans, foreign currency	2007-2010	17,422	18,737
Other, foreign currency	2007-2015	10,089	11,208

Total debt		148,930	131,164
Less current maturities		22,597	23,761

Long-term debt		$126,333	$107,403

The various loan agreements contain provisions, which, among others, require maintenance of certain financial ratios and place limitations on additional debt, investments and payment of dividends. The Company is in compliance with its loan agreements.

10.	INCOME TAXES

In January 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation 48 (FIN 48), Accounting for Uncertainty in Income Taxes. As a result of the implementation, the Company recognized a $467,000 decrease to liabilities for uncertain tax positions. As required by FIN 48, this decrease was accounted for as an adjustment to the January 1, 2007, balance of retained earnings on the balance sheet. Including the cumulative effect decrease, the Company had approximately $1,599,000 of total unrecognized tax benefits at January 1, 2007. This liability includes an estimate of interest and penalties. Of the total liability for unrecognized tax benefits, $1,392,000 (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the Company’s effective income tax rate in any future period.

The Company has elected to include interest and penalty amounts within the tax provision (benefit). The total amount of accrued interest and penalties as of the date of adoption was $374,000.

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The Company is not subject to U.S. federal income tax examinations by tax authorities for years before 2003. Some foreign jurisdictions and various U.S. states jurisdictions may be subject to examination back to 2001.

11.	CLAIM SETTLEMENT INCOME

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

12.	STATEMENTS OF CASH FLOW

Non-cash investing and financing activities for the quarters ended March 31, 2007, and 2006, included the receipt of shares of the Company’s common stock tendered in lieu of cash by employees exercising stock options. The tendered shares, which were owned by employees for more than six months, had values of $707,000 (24,029 shares) in the first quarter of 2007 and $59,000 (2,118 shares) in the first quarter of 2006, and were recorded as treasury stock.

13.	RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements. This statement defines fair value, provides a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The guidance in the new standard is applicable in circumstances where other accounting pronouncements mandate or permit fair value measurements. SFAS No. 157, which is effective for financial statements issued for fiscal years beginning after November 15, 2007, does not require any new fair value measurements. However, application of the new standard may alter an entity’s current practice. The Company is in the process of determining the effect that adoption of SFAS No. 157 will have on its financial position, cash flows and results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 expands the scope of what entities may carry at fair value by offering an irrevocable option to record many types of financial assets and liabilities at fair value. Changes in fair value would be recorded in an entity’s income statement. This accounting standard also establishes presentation and disclosure requirements that are intended to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for the Company on January 1, 2008. Earlier application is permitted under certain circumstances. The Company is in the process of assessing the impact, if any, that the adoption of SFAS No. 159 will have on its financial position, cash flows and results of operations.

14.	SUBSEQUENT EVENT

On April 30, 2007, the Company sold its specialty ester surfactant product line for the personal care market to The HallStar Company (formerly CPH Holding Corporation). No physical assets were included in the sale. The product line represents approximately $15.0 million of Company net sales. The products, which are manufactured at the Company’s Maywood, New Jersey, facility, will continue to be produced for The HallStar Company during a transition period. The sale was for cash plus the transfer to the Company of a specialty agricultural surfactant product line. The Company estimates that it will report a pretax gain for this sale of approximately $3.5 million to $4.0 million in the second quarter of 2007 from the sale proceeds net of related write downs for equipment, inventory and severance charges. This estimate is subject to change. The net gain relates entirely to the surfactants segment.

Item 2 - Management’s Discussion and Analysis of Financial Conditions and Results of Operations

The following is Management’s Discussion and Analysis of certain significant factors that have affected the Company’s financial condition and results of operations during the interim period included in the accompanying condensed consolidated financial statements.

Overview

The Company produces and sells intermediate chemicals that are used in a wide variety of applications worldwide. The overall business comprises three reportable segments:

•

Surfactants, which accounted for 75 percent of consolidated net sales for the first quarter of 2007, are principal ingredients in consumer and industrial cleaning products such as detergents for washing clothes, dishes, carpets, floors and walls, as well as shampoos, lotions, fabric softeners, toothpastes and cosmetics. Other applications include biodiesel, germicidal quaternary compounds, lubricating ingredients, emulsifiers for spreading agricultural products and plastics and composites. Surfactants are manufactured at six North American sites (five in the U.S. and one in Canada), three European sites (United Kingdom, France and Germany) and three Latin American sites (Mexico, Brazil and Colombia).

•

Polymers – Polymers, which accounted for 22 percent of consolidated net sales for the first quarter of 2007, include three primary product lines: phthalic anhydride, polyols and polyurethane systems. Phthalic anhydride is used in polyester alkyd resins and plasticizers for applications in construction materials and components of automotive, boating and other consumer products. Polyols are used in the manufacture of laminate insulation board for the construction industry and are also sold to the appliance, flexible foam, coatings, adhesives, sealants and elastomers markets. Polyurethane systems provide thermal insulation and are sold to the construction, industrial and appliance markets. In the U.S., polymer product lines are manufactured at its Millsdale, Illinois, site. The Company also manufactures polyols at its Wesseling (Cologne), Germany facility, as well as at its 55 percent owned joint venture in Nanjing, China (which is included in consolidated results).

•

Specialty Products – Specialty products, which accounted for 3 percent of consolidated net sales for the first quarter of 2007, include flavors, emulsifiers and solubilizers used in the food and pharmaceutical industries. Specialty products are manufactured primarily at its Maywood, New Jersey, site.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2007 and 2006

Summary

Net income for the first quarter of 2007 improved 87 percent to $5.7 million, or $0.56 per diluted share, compared to $3.0 million, or $0.31 per diluted share, for the first quarter of 2006. Operating income increased $4.4 million, or 70 percent, due to a $3.0 million decrease in compensation expenses related to the Company’s deferred compensation plans and improvements in the surfactants and specialty products segments operating results. Below is a summary discussion of the major factors leading to the quarter-to-quarter changes in net sales, profits and expenses. A detailed discussion of segment operating performance for the first quarter of 2007 follows the summary.

First quarter 2007 consolidated net sales were $23.4 million, or eight percent, higher than first quarter 2006 consolidated net sales. All reportable segments reported net sales increases. A nine percent increase in sales volume and the favorable effects of currency translation accounted for approximately $25.1 million and $5.8 million, respectively, of the net sales increase. All reportable segments contributed to the growth in sales volume. Average selling prices dropped about one percent between quarters as a result of a change in sales mix for North American surfactants. The decline in average selling prices reduced the quarter-to-quarter net sales increase by about $7.5 million.

Operating income for the first quarter of 2007 was $4.4 million, or 70 percent, higher than operating income for the first quarter of 2006. Gross profit was up $2.5 million, or eight percent, while operating expenses declined $1.9 million, or seven percent. The surfactants segment accounted for $2.3 million of the gross profit increase as results for North America operations improved due to higher sales volumes and lower overhead costs. Gross profit for the polymers segment was down slightly from quarter-to-quarter as the effects of higher raw material costs and lower sales volume in North America offset a significant improvement in profit for European operations. Gross profit for the specialty products segment was up due to higher sales volume and improved sales mix.

The seven percent quarter-to-quarter decline in operating expenses was attributable to a $2.8 million, or 27 percent, decrease in administrative expenses partially offset by a $0.5 million, or six percent, increase in marketing expenses and a $0.4 million, or six percent, increase in research and development expenses. The above noted decline in deferred compensation expenses accounted for the lower administrative expenses. Marketing expenses were up as a result of higher European operations bad debt requirements ($0.3 million) and higher salary and fringe benefit expenses. Higher salary and fringe benefit expenses also accounted for the increase in research and development expenses.

Other expense increased $0.4 million, or 22 percent, between quarters. Interest expense increased $0.2 million, or 12 percent, due to higher average debt levels brought on by increased working capital needs and capital expenditures. Other, net, which includes foreign exchange gains and losses and investment related income and expense, was $18.0 thousand of expense for the first quarter of 2007 compared to $0.1 million of income for the same period a year ago.

The effective tax rate was 29.6 percent for the first quarter of 2007 compared to 28.0 percent for the first quarter of 2006. As a result of increased consolidated income for the quarter, the tax benefit realized from tax credits and deductions as a percentage of income was reduced resulting in a higher effective tax rate.

Segment Results

(Dollars in thousands)	Surfactants	Polymers	Specialty Products	Segment Results	Corporate	Total
For the three months ended March 31, 2007
Net sales	$236,476	$68,682	$7,846	$313,004	—	$313,004
Operating income	6,951	7,932	1,520	16,403	(5,871)	10,532

For the three months ended March 31, 2006
Net sales	$225,277	$57,892	$6,443	$289,612	—	$289,612
Operating income	5,792	8,128	484	14,404	(8,225)	6,179

Surfactants

Surfactants net sales for the first quarter of 2007 increased $11.2 million, or five percent, over net sales for the first quarter of 2006. Higher sales volume and the favorable effects of foreign currency translations accounted for approximately $21.5 million and $4.6 million, respectively, of the quarter-to-quarter change. Average selling prices dropped four percent between quarters due to a higher mix of toll processing volume in which customers supplied the raw material for conversion into finished product. A quarter-to-quarter comparison of net sales by region follows:

	For the Three Months Ended
(Dollars in thousands)
	March 31, 2007	March 31, 2006	Increase / (Decrease)	Percent Change
North America	$158,811	$158,559	$252	—
Europe	54,871	47,858	7,013	+15
Latin America	22,794	18,860	3,934	+21

Total Surfactants Segment	$236,476	$225,277	$11,199	+5

The favorable effect of foreign currency translation and a four percent increase in average selling prices accounted for approximately $5.0 million and $2.0 million, respectively, of the net sales increase for European operations. The foreign currency translation effect resulted from the strengthening of the European euro and the British pound sterling against the U.S. dollar. Excluding the effect of currency translation, net sales for the Europe region grew four percent. A more favorable mix of sales coupled with increased selling prices, particularly for the region’s United Kingdom operation, led to the higher average selling prices. Sales volume for the first quarter of 2007 was essentially unchanged from sales volume for the first quarter of 2006.

The increase in net sales for the Latin America region was attributable to a 15 percent growth in sales volume and a five percent increase in average selling prices. All three Latin America subsidiaries reported higher net sales. Growth in fabric softener sales and new business for the Company’s Brazil subsidiary drove the sales volume gain. A more favorable mix of sales led to the increase in average selling prices.

First quarter 2007 net sales for North American operations were essentially unchanged from first quarter 2006 net sales. Sales volume was up 12 percent, but the effect of the higher sales volume was offset by average selling prices that fell 10 percent. The drop in average selling prices reflected a change in sales mix for U.S. operations that included increased toll processing sales volume. U.S. sales volume increased 15 percent from quarter to quarter primarily due to additional business in the commodity laundry and personal care product lines. In addition, first quarter 2007 sales volume for biodiesel products, which comprises about six percent of U.S. surfactants sales volume, was up 81 percent over first quarter 2006 sales volume. In general, the additional commodity laundry, personal care and biodiesel sales volumes carried lower selling prices or toll fees than the remainder of the U.S. sales volumes.

Surfactants operating income for the first quarter of 2007 was up $1.2 million, or 20 percent, over operating income for the same period of 2006. Gross profit increased $2.3 million, or 12 percent, and operating expenses increased $1.1 million, or eight percent. Quarter-to-quarter comparisons of gross profit by region and total segment operating expenses and operating income follow:

	For the Three Months Ended		Increase / (Decrease)	Percent Change
(Dollars in thousands)	March 31, 2007	March 31, 2006
North America	$15,785	$13,479	$2,306	+17
Europe	4,605	3,969	636	+16
Latin America	1,795	2,441	(646)	-26

Total Surfactants Segment	$22,185	$19,889	$2,296	+12

Operating Expenses	15,234	14,097	1,137	+8

Operating Income	$6,951	$5,792	$1,159	+20

The quarter-to-quarter increase in gross profit for North American operations resulted from improved sales volume. Gross profit increased $2.3 million, or 17 percent, on the previously noted 12 percent improvement in sales volume coupled with approximately $1.2 million of lower overhead costs. Approximately $0.5 million of the decline in overhead costs related to reduced depreciation expense. In addition, the prior year overhead costs included approximately $0.5 million of costs related to the lockout of hourly employees at the Company’s manufacturing facility in Fieldsboro, New Jersey. The lockout began in January 2006 and ended in May 2006.

European operation’s gross profit increased partially as a result of a $0.4 million favorable impact of foreign currency translation. Excluding the currency translation effect, Europe’s gross profit increased $0.2 million, or six percent, from quarter to quarter on sales volume that was unchanged.

Gross profit for Latin America operations declined 26 percent between quarters despite sales volume that was up 15 percent. Higher raw material costs, particularly in Mexico, more than offset the effect of the sales volume growth.

Surfactants segment operating expenses for the first quarter of 2007 increased $1.1 million, or eight percent, over first quarter 2006 operating expenses due to higher research and development ($0.5 million) and marketing expenses ($0.3 million) for North American operations and higher marketing expenses ($0.3 million) for European operations. An increase in salary and the related fringe benefit expenses accounted for the higher North American research and development and marketing expenses. Higher bad debt expense, due to the entering of a customer into bankruptcy proceedings, accounted for the increase in marketing expense for European operations.

Polymers

First quarter 2007 net sales for the polymers segment increased $11.0 million, or 19 percent, over net sales for the first quarter of 2006. Higher selling prices and a five percent increase in sales volume accounted for approximately $7.2 million and $2.6 million of the net sales improvement, respectively. The favorable effects of foreign currency translation added $1.2 million to the increase. A quarter-to-quarter comparison of net sales by region is displayed below:

	For the Three Months Ended		Increase / (Decrease)	Percent Change
(Dollars in thousands)	March 31, 2007	March 31, 2006
North America	$52,952	$49,556	$3,396	+7
Europe	13,997	7,067	6,930	+98
Asia and Other	1,733	1,269	464	+37

Total Polymers Segment	$68,682	$57,892	$10,790	+19

The increase in net sales for European operations resulted from a 47 percent increase in sales volume, higher selling prices and the previously noted foreign currency translation effect. The higher sales volume reflected gains made throughout 2006 due to a stronger European roofing market and the recovery of business that was lost in 2005 due to competitive pressures. Excluding the effect of foreign currency exchange, average selling prices increased 24 percent from quarter to quarter due to strong demand for the Company’s polyol products and to passing through higher raw material costs.

Higher selling prices, due primarily to the pass through of raw material cost increases, accounted for the increase in net sales for North America operations. A more favorable sales mix within the polyurethane systems product line also contributed to the increase in net sales. Average selling prices were nine percent higher for the first quarter of 2007 than average selling prices for the first quarter of 2006. Sales volume dropped two percent from quarter to quarter. First quarter 2007 sales volume for phthalic anhydride was essentially unchanged from the sales volume reported for the first quarter of 2006. Sales volumes for polyols and polyurethane systems fell two percent and 18 percent, respectively, between quarters.

The increase in net sales for Asia and other regions was due to a 24 percent increase in average selling prices and a 10 percent increase in sales volume. The passing on of higher raw material costs to customers caused the increase in selling prices. New business for the Company’s China joint venture led to the sales volume gain.

Polymers first quarter 2007 operating income fell $0.2 million, or two percent, from operating income for the same period of 2006. Gross profit fell $0.1 million, or one percent, and operating expenses increased $0.1 million, or two percent. Income results for the first quarter of 2006 benefited from $0.7 million of income related to the settlement of a claim for an electrical outage in the Company’s phthalic anhydride plant precipitated by an undersized transformer installed by the Company’s electricity provider (the entire claim settlement was $0.9 million, of which $0.2 million was allocated to the surfactants segment). Below are quarter-to-quarter comparisons of gross profit by region and total segment operating expenses and operating income:

	For the Three Months Ended		Increase / (Decrease)	Percent Change
(Dollars in thousands)	March 31, 2007	March 31, 2006
North America	$8,481	$11,025	$(2,544)	-23
Europe	2,869	596	2,273	+381
Asia and Other	136	(4)	140	—

Total Polymers Segment	$11,486	$11,617	$(131)	-1

Operating Expenses	3,554	3,489	65	+2

Operating Income	$7,932	$8,128	$(196)	-2

Excluding the above-noted electric claim settlement, North America operation’s 2007 first quarter gross profit fell $1.9 million, or 18 percent. Higher raw material costs and lower sales volume led to the quarter-to-quarter decline. The continued escalation of raw material costs particularly hurt polyol profit margins. Average polyol raw material costs were up over 20 percent from quarter to quarter. Polyols gross profit for the first quarter of 2007 fell $2.3 million, or 30 percent, from gross profit reported for the first quarter of 2006. The Company has announced North America polyol price increases that take effect on May 15, 2007.

The significant quarter-to-quarter increase in gross profit for European operations reflected the previously noted increases in polyol selling prices and sales volume. Margins have also been favorably impacted as a result of utilizing the Germany polyol manufacturing plant at full capacity. The Company is currently debottlenecking the Germany manufacturing facility, which is expected to result in 10,000 tons of additional annual polyol capacity. It is anticipated that the project will be completed in the second quarter of 2007.

The $0.1 million increase in gross profit for Asia and other regions was principally attributable to increased sales volume coupled with lower overhead charges.

Specialty Products

Net sales for the first quarter of 2007 were $1.4 million, or 22 percent, higher than net sales for the same period of 2006. All product lines reported improved net sales on higher sales volumes. The increased sales volumes coupled with a greater mix of high-margin pharmaceutical sales led to a $1.0 million increase in operating income. Continued high raw material costs for the segment’s food ingredients product line somewhat tempered the operating income results.

Corporate Expenses

Corporate expenses, which comprise corporate operating expenses (including legal and environmental expenses) that are not allocated to the reportable segments, declined $2.3 million, or 29 percent, to $5.9 million for the first quarter of 2007 from $8.2 million for the first quarter of 2006. The decline in corporate expenses was attributable to the effects of the Company’s deferred compensation plans. First quarter 2007 corporate expenses were favorably affected by $1.3 million of income related to the deferred compensation plans. In the first quarter of 2006, the Company recorded $1.7 million of compensation expense related to the plans. A decline in the price of the Company’s common stock, to which a large portion of the Company’s deferred compensation liability is tied, accounted for the current quarter deferred compensation income. In the prior year quarter, appreciation in the price of the Company’s common stock and in the value of the mutual fund assets held to partially fund the deferred compensation liability led to deferred compensation expense. A collective $0.4 million increase in bonuses, unemployment insurance and employer social security taxes partially offset the effect of deferred compensation expense.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities resulted in a cash use of $6.1 million for the first quarter of 2007 compared to a cash use of $11.5 million for the same period in 2006. Net income increased by $2.6 million from year to year. Seasonal working capital requirements totaled $15.0 million for the current year period compared to $24.1 million for the comparable period in 2006 due to lower growth in both inventories and accounts receivable. The current year quarter also included payment of a previously announced personal injury settlement of $3.0 million.

Capital spending totaled $11.5 million for the first quarter of 2007, an increase of $2.4 million from $9.1 million for the same period in 2006. For the full year of 2007, the Company projects that capital expenditures will be approximately $43.0 million.

Total Company debt, excluding capitalized leases, increased by $17.7 million for the first three months of 2007, from $131.2 million to $148.9 million, driven mainly by seasonal accounts receivable increases, which consumed $14.0 million for the first quarter of 2007 compared to $16.4 million for the comparable period in 2006. During the fourth quarter of 2005, the Company completed a new term loan of $40.0 million. As a result, cash was higher than normal at the end of 2005 and the Company used $11.6 million of that planned cash surplus plus a debt increase of $10.6 million to fund seasonal working capital growth of $24.1 million in the first quarter of 2006. As of March 31, 2007, the ratio of total debt to total debt plus shareholders’ equity was 44.4 percent, compared to 42.0 percent as of December 31, 2006.

As of March 31, 2007, Company debt included $91.8 million of unsecured promissory notes with maturities extending through 2018. These notes are the Company’s primary source of long-term debt financing, and are supplemented by bank credit facilities to meet short and medium term needs.

The Company maintains contractual relationships with its U.S. banks that provide for revolving credit of up to $60.0 million, which may be drawn upon as needed for general corporate purposes through April 20, 2011 under a revolving credit agreement. At March 31, 2007, borrowings under committed U.S. credit lines totaled $29.6 million. The Company also meets short-term liquidity requirements through uncommitted U.S. bank lines of credit.

The Company’s foreign subsidiaries maintain bank term loans and short-term bank lines of credit in their respective local currencies to meet working capital requirements as well as to fund capital expenditure programs and acquisitions. At March 31, 2007, the Company’s European subsidiaries had term loans totaling $14.0 million including current maturities. The European subsidiaries also had short-term bank debt totaling $8.2 million with unborrowed capacity of approximately $14.0 million at that date. The Company’s Mexican subsidiary had $0.9 million of debt outstanding at March 31, 2007. The Company’s Chinese joint venture had $4.4 million of bank debt for which Stepan Company has issued guaranties for the Company’s proportionate interest (55 percent) of the credit facilities.

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

PENSION FUNDING

As disclosed in its financial statements for the year ended December 31, 2006, the Company expects to contribute approximately $4.9 million its defined benefit pension plans in 2007. As of March 31, 2007, $1.0 million had been contributed to the plans.

ENVIRONMENTAL AND LEGAL MATTERS

The Company is subject to extensive federal, state and local environmental laws and regulations. Although the Company’s environmental policies and practices are designed to ensure compliance with these laws and regulations, future developments and increasingly stringent environmental regulation could require the Company to make additional unforeseen environmental expenditures. The Company will continue to invest in the equipment and facilities necessary to comply with existing and future regulations. During the first quarter of 2007, the Company’s expenditures for capital projects related to the environment were $0.3 million. These projects are capitalized and depreciated over their estimated useful lives, which is typically 10 years. Recurring costs associated with the operation and maintenance of facilities for waste treatment and disposal and managing environmental compliance in ongoing operations at our manufacturing locations were approximately $3.3 million and $3.2 million for the first three months of 2007 and 2006, respectively. While difficult to project, it is not anticipated that these recurring expenses will increase significantly in the future.

Over the years, the Company has received requests for information related to or has been named by the government as a potentially responsible party at 22 waste disposal sites where cleanup costs have been or may be incurred under CERCLA and similar state statutes. In addition, damages are being claimed against the Company in general liability actions for alleged personal injury or property damage in the case of some disposal and plant sites. The Company believes that it has made adequate provisions for the costs it may incur with respect to the sites. It is the Company’s accounting policy to record liabilities when environmental assessments and/or remedial efforts are probable and the cost or range of possible costs can be reasonably estimated. When no amount within the range is a better estimate than any other amount, the minimum is accrued. Some of the factors on which the Company bases its estimates include information provided by feasibility studies, potentially responsible party negotiations and the development of remedial action plans. Because reported liabilities are recorded based on estimates, actual amounts could differ from those estimates. After partial remediation payments at certain sites, the Company has estimated a range of possible environmental and legal losses from $10.7 million to $39.8 million at March 31, 2007, compared to $13.8 million to $42.9 million at December 31, 2006. At March 31, 2007 and December 31, 2006, the Company’s accrued liability for such losses, which represents the Company’s best estimate within the estimated range of possible environmental and legal losses, were $19.0 million and $22.1 million, respectively. During the first three months of 2007, non-capital cash outlays related to legal and environmental matters approximated $3.9 million compared to $0.4 million for the first three months of 2006. The increase in cash outlays is primarily due to the payment made for the previously disclosed personal injury settlement related to the Company’s formerly owned site in Wilmington, Massachusetts.

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

OUTLOOK

After a difficult 2006, in which steps were taken to improve the future profitability of the Company, management is encouraged by the Company’s first quarter results and, in particular, the earnings gains from its North American surfactant and European polymer groups. Improved results for both the surfactants and polymers segments are expected for the full year. Within surfactants, biodiesel margins, which have contracted due to the higher price of soybean oil used in making biodiesel, remain a concern. It is anticipated that the balance of the surfactant business will overcome the decline in biodiesel earnings through higher volume, improved product mix and margin improvement on some product lines.

SUBSEQUENT EVENT

On April 30, 2007, the Company sold its specialty ester surfactant product line for the personal care market to The HallStar Company (formerly CPH Holding Corporation). No physical assets were included in the sale. The product line represents approximately $15.0 million in Company net sales. The products, which are manufactured at the Company’s Maywood, New Jersey, facility, will continue to be produced for The HallStar Company during a transition period. The sale was for cash plus the transfer to the Company of a specialty agricultural surfactant product line. The Company estimates that it will report a pretax gain for this sale of approximately $3.5 million to $4.0 million in the second quarter of 2007 from the sale proceeds net of related write downs for equipment, inventory and severance charges. This estimate is subject to change.

The Company pursued the sale after reviewing strategic alternatives for improving the profitability of its Maywood, New Jersey, plant. The reconfigured plant will continue to produce esters for the industrial markets as well as the Company’s specialty flavor and food ingredient products. The reduced cost structure of the remaining businesses is expected to increase the site’s profitability in 2008.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2007, the Company adopted Financial Accounting Standards Board Interpretation 48, Accounting for Uncertainty in Income Taxes. See Note 10 to the consolidated financial statements, included in Part I, Item I, for the effect that adoption of the interpretation had on the Company’s financial statements. Also, see Note 13 to the consolidated financial statement, for information on recent accounting pronouncements that may affect the Company.

OTHER

Except for the historical information contained herein, the matters discussed in this document are forward looking statements that involve risks and uncertainties. The results achieved this quarter are not necessarily an indication of future prospects for the Company. Actual results in future quarters may differ materially. Potential risks and uncertainties include, among others, fluctuations in the volume and timing of product orders, changes in demand for the Company’s products, the ability to pass on raw material price increases, changes in technology, continued competitive pressures in the marketplace, outcome of environmental contingencies, availability of raw materials, foreign currency fluctuations and general economic conditions.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the Company’s market risks since December 31, 2006.

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

Ewan, D’Imperio and Lightman Drum Company Sites

During the mid-1970’s, Jerome Lightman and the Lightman Drum Company disposed of hazardous substances at several sites in New Jersey. The Company has been named as a potentially responsible party (PRP) in the case United States v. Lightman (1:92-cv-4710 D.N.J.), which involves the D’Imperio Superfund Site and the Ewan Superfund Site, both located in New Jersey. The Company has reached an agreement in principle with respect to the past costs and future allocation percentage in said litigation for costs related to the D’Imperio Superfund Site, including costs to comply with USEPA’s Unilateral Administrative Orders, as well as for the past costs and allocation percentage at the Ewan Superfund Site. Such agreement in principle is subject to additional approvals, including final execution of a settlement agreement in the first half of 2007. On a related matter, if the aforementioned litigation is settled, the Company, as a condition of settlement, will dismiss its appeal currently pending in the United States Third Circuit Court of Appeals objecting to the lodging of a partial consent decree in favor of the United States Government in this litigation. Under the partial consent decree, the government recovered past costs at the D’Imperio Superfund Site from all PRPs including the Company. The Company paid its assessed share but will not seek to recover the sums it paid if the settlement is finalized. The Company believes that a resolution of its liability for this litigation will not have a material impact on the financial position, results of operations or cash flows of the Company.

In addition to the Ewan and D’Imperio Superfund Sites, the Company received a Section 104(e) Request for Information from USEPA dated March 21, 2000, regarding the Lightman Drum Company Site located in Winslow Township, New Jersey. The Company responded to this request on May 18, 2000. In addition, the Company received a Notice of Potential Liability and Request to Perform RI/FS dated June 30, 2000, from USEPA. The Company decided that it will participate in the performance of the RI/FS as a member of the Lightman Yard PRP Group. Due to the addition of other PRPs, the Company allocation percentage decreased. However, the allocation has not yet been finalized by the Lightman Yard PRP Group. The PRPs who agreed to conduct the interim remedial action will enter into an Administrative Settlement Agreement and Order on Consent with USEPA. The Administrative Settlement Agreement is currently being negotiated. Also, the Company received an invoice for a fourth assessment in the amount of $61,180, which is expected to be paid in May 2007.

The Company believes that based on current information it has adequate reserves for the Jerome Lightman-related environmental sites.

Wilmington Site

The Company is currently contractually obligated to contribute to the response costs associated with the Company’s formerly-owned site at 51 Eames Street, Wilmington, Massachusetts. Remediation at this site is being managed by its current owner to whom the Company sold the property in 1980. Under the agreement, once total site remediation costs exceed certain levels, the Company is obligated to contribute up to five percent of future response costs associated with this site with no limitation on the ultimate amount of contributions. To date, the Company has paid the current owner $1.2 million for the Company’s portion of environmental response costs through the third quarter of 2006 (the current owner of the site has not billed the Company for the fourth quarter of 2006 and the first quarter of 2007). At March 31, 2007, the Company’s reserve is $1.1 million for current and future claims associated with this site. Depending on the ultimate cost of the remediation at this site, the amount for which the Company is liable could differ from the current estimates.

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

On February 15, 2007, the Company entered into a settlement agreement with 19 plaintiffs regarding alleged personal injury claims they asserted against the Company and other prior owners regarding this site. The agreement has been fully executed and was submitted to the court for approval in April 2007. As a result of this settlement and as previously reported, the company recorded a fourth quarter 2006 charge of $3.0 million for this settlement. The settlement amount was paid in the first quarter of 2007.

The Company believes that based on current information it has adequate reserves for the claims related to this site.

Martin Aaron Site

The Company received a Section 104(e) Request for Information from USEPA dated June 2, 2003, regarding the Martin Aaron Site located in Camden, New Jersey. The Company’s response was submitted on August 11, 2003. In addition, the Company and other PRPs received a Notice of Potential Liability and Demand for Reimbursement of Costs Expended at this site dated June 9, 2004. The Company joined the PRP group. USEPA issued its Proposed Plan for soils and groundwater in July 2005 and issued a ROD in September 2005. The Company received a letter from the State of New Jersey dated March 20, 2006, alleging that the PRPs are responsible for damages incurred at this site. The Company believes that it is a de minimis PRP. The de minimis PRPs have been presented with an opportunity to sign an Administrative Consent Order with USEPA to resolve their liability for soil contamination at the site. The Company and other de minimis PRPs are objecting to the settlement options presented by the other PRPs and are seeking a reduction of the settlement amounts. The Company continues to explore all of its options to resolve its liability, including settlement. However, based on the fact that the Company believes its liability is de minimis at this site, the Company believes that a resolution of its liability will not have a material impact on the financial position, results of operations or cash flows of the Company.

Item 1A – Risk Factors

There have been no material changes from the risk factors disclosed in the Company’s 2006 Annual Report on Form 10-K.

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds

Below is a summary by month of share purchases by the Company during the first three months of 2007:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January	—	—	N/A	N/A
February	24,029	$29.44	N/A	N/A
March	—	—	N/A	N/A

(a)	Reflects shares of the Company’s common stock tendered by an employee in lieu of cash when exercising stock options. The shares tendered were held by the employee for more than six months.

Item 3 - Defaults Upon Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

The following matters were submitted to a vote of security holders at the Company’s 2007 Annual Meeting of Stockholders held on April 24, 2007:

(a)	Gregory E. Lawton was elected as Director of the Company, for a two-year term.

	For	Withheld
Gregory E. Lawton	8,963,789	128,494

Robert G. Potter, F. Quinn Stepan and Edward J. Wehmer were elected as Directors of the Company, for three-year terms.

	For	Withheld
Robert G. Potter	8,929,888	162,395
F. Quinn Stepan	8,937,234	155,049
Edward J. Wehmer	8,954,628	137,655

(b)	The appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm was ratified for 2007.

9,038,732	For
19,760	Against
33,791	Abstentions

Item 5 - Other Information

None

Item 6 – Exhibits

(a)	Exhibit 10(i)2	–	Copy of Form of Incentive Stock Option Agreement under Stepan Company 2006 Incentive Compensation Plan and filed with the Company’s Form 8-K on February 16, 2007, and incorporated herein by reference.

(b)	Exhibit 10(i)3	–	Copy of Form of Non-Qualified Stock Option Agreement under Stepan Company 2006 Incentive Compensation Plan and filed with the Company’s Form 8-K on February 16, 2007, and incorporated herein by reference.

(c)	Exhibit 10(i)4	–	Copy of Form of Restricted Stock Agreement under Stepan Company 2006 Incentive Compensation Plan and filed with the Company’s Form 8-K on February 16, 2007, and incorporated herein by reference.

(d)	Exhibit 31.1	–	Certification of President and Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)

(e)	Exhibit 31.2	–	Certification of Vice President – Finance pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)

(f)	Exhibit 32	–	Certification pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEPAN COMPANY
Date: May 4, 2007

/s/ J. E. Hurlbutt
J. E. Hurlbutt
Vice President - Finance