Form 10-Q
period 2007-06-30
STEPAN CO
filed 2007-08-03
CIK 94049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

Large accelerated filer  ☐    Accelerated filer  ☒     Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2007
Common Stock, $1 par value	9,272,676 shares

Part I	FINANCIAL INFORMATION

Item 1—Financial Statements

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Unaudited

(In thousands, except per share amounts)	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Net Sales	$336,156	$292,033	$649,160	$581,645
Cost of Sales	297,882	258,789	576,077	516,067

Gross Profit	38,274	33,244	73,083	65,578

Operating Expenses:
Marketing	9,109	8,556	18,041	16,998
Administrative	11,515	10,416	19,231	20,949
Research, development and technical services	7,954	7,313	15,583	14,493

	28,578	26,285	52,855	52,440

Gain on sale of product line (Note 8)	(4,290)	—	(4,290)	—
Goodwill impairment charge (Note 9)	3,467	—	3,467	—

Operating Income	10,519	6,959	21,051	13,138

Other Income (Expenses):
Interest, net	(2,515)	(2,179)	(4,823)	(4,240)
Loss from equity in joint venture	(10)	(8)	(136)	(103)
Other, net	(535)	(368)	(553)	(226)

	(3,060)	(2,555)	(5,512)	(4,569)

Income Before Provision for Income Taxes and Minority Interest	7,459	4,404	15,539	8,569
Provision for Income Taxes	2,805	1,352	5,199	2,518
Minority Interest	(83)	(25)	(84)	(75)

Net Income	$4,737	$3,077	$10,424	$6,126

Net Income Per Common Share (Note 6):
Basic	$0.49	$0.32	$1.08	$0.63

Diluted	$0.47	$0.31	$1.03	$0.62

Shares Used to Compute Net Income Per Common Share (Note 6):
Basic	9,304	9,124	9,298	9,085

Diluted	10,085	9,957	10,079	9,886

Dividends per Common Share	$0.2050	$0.2000	$0.4100	$0.4000

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(Dollars in thousands)	June 30, 2007	December 31, 2006
Assets
Current Assets:
Cash and cash equivalents	$10,487	$5,369
Receivables, net	179,760	160,525
Inventories (Note 3)	91,107	82,837
Deferred income taxes	9,930	10,362
Other current assets	10,347	9,376

Total current assets	301,631	268,469

Property, Plant and Equipment:
Cost	884,815	859,710
Less: accumulated depreciation	655,613	634,106

Property, plant and equipment, net	229,202	225,604

Goodwill, net (Note 9)	4,486	7,841

Other intangible assets, net	6,943	7,360

Other non-current assets	36,497	36,781

Total assets	$578,759	$546,055

Liabilities and Stockholders’ Equity
Current Liabilities:
Current maturities of long-term debt (Note 11)	$26,456	$23,761
Accounts payable	128,637	108,084
Accrued liabilities	40,919	48,650

Total current liabilities	196,012	180,495

Deferred income taxes	1,402	2,046

Long-term debt, less current maturities (Note 11)	112,060	107,403

Other non-current liabilities	73,310	74,574

Commitments and Contingencies (Note 4)

Minority Interest	682	751

Stockholders’ Equity:
5-1/2% convertible preferred stock, cumulative, voting without par value; authorized 2,000,000 shares; issued and outstanding 572,254 shares in 2007 and 572,854 shares in 2006	14,306	14,321
Common stock, $1 par value; authorized 30,000,000 shares; issued 10,404,458 shares in 2007 and 10,342,762 shares in 2006	10,404	10,343
Additional paid-in capital	35,685	33,553
Accumulated other comprehensive loss	(8,212)	(14,292)
Retained earnings (unrestricted approximately $38,308 in 2007 and $32,219 in 2006) (Note 12)	167,891	161,184
Less: Treasury stock, at cost 1,147,460 shares in 2007 and 1,134,958 in 2006	(24,781)	(24,323)

Stockholders’ equity	195,293	180,786

Total liabilities and stockholders’ equity	$578,759	$546,055

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(Dollars in thousands)	Six Months Ended June 30
	2007	2006
Cash Flows From Operating Activities
Net income	$10,424	$6,126
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,035	19,503
Deferred compensation	632	2,580
Deferred income taxes	835	(3,466)
Goodwill impairment charge	3,467	—
Gain on sale of product line	(4,290)	—
Other non-cash items	(634)	(100)
Changes in assets and liabilities:
Receivables, net	(14,878)	(10,176)
Inventories	(6,881)	(14,841)
Other current assets	(1,587)	(298)
Accounts payable and accrued liabilities	15,939	4,057
Pension liabilities	(1,772)	1,404
Environmental and legal liabilities	(3,338)	65
Deferred revenues	201	(222)
Excess tax benefit from stock options	(220)	(507)

Net Cash Provided By Operating Activities	16,933	4,125

Cash Flows From Investing Activities
Expenditures for property, plant and equipment	(21,690)	(20,893)
Proceeds from sale of product line	6,200	—
Other non-current assets	279	287

Net Cash Used In Investing Activities	(15,211)	(20,606)

Cash Flows From Financing Activities
Revolving debt and notes payable to banks, net	12,430	9,762
Other debt borrowings	—	1,072
Other debt repayments	(5,697)	(5,949)
Dividends paid	(4,184)	(4,034)
Stock option exercises	520	2,526
Excess tax benefit from stock options	220	507
Other, net	(97)	(243)

Net Cash Provided By Financing Activities	3,192	3,641

Effect of Exchange Rate Changes on Cash	204	3

Net Increase (Decrease) in Cash and Cash Equivalents	5,118	(12,837)
Cash and Cash Equivalents at Beginning of Period	5,369	16,641

Cash and Cash Equivalents at End of Period	$10,487	$3,804

Supplemental Cash Flow Information
Cash payments of income taxes, net of refunds	$6,359	$4,351

Cash payments of interest	$4,868	$4,311

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

Unaudited

1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements included herein have been prepared by Stepan Company (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate and make the information presented not misleading. In the opinion of management all normal recurring adjustments necessary to present fairly the condensed consolidated financial position of the Company as of June 30, 2007, and the condensed consolidated results of operations for the three and six months then ended and cash flows for the six months then ended have been included. These financial statements and related footnotes should be read in conjunction with the financial statements and related footnotes included in the Company’s 2006 Form 10-K.

2.	STOCK-BASED COMPENSATION

The Company has stock options outstanding under its 1992 Stock Option Plan and stock options and stock awards outstanding under its 2000 Stock Option Plan and its 2006 Incentive Compensation Plan. Compensation expense charged against income for all plans was $276,000 and $483,000, respectively, for the three and six months ended June 30, 2007, compared to $146,000 and $196,000, respectively, for the three and six months ended June 30, 2006. Unrecognized compensation cost for stock options and stock awards was $861,000 and $755,000, respectively, at June 30, 2007, compared to $370,000 and $314,000, respectively, at December 31, 2006. The quarter-to-quarter increase in compensation expense and the increases in unrecognized compensation costs since December 31, 2006, resulted from first quarter 2007 grants of 113,600 stock options and 90,000 stock awards made under the Company’s 2006 Incentive Compensation Plan. The unrecognized compensation expense at June 30, 2007, is expected to be recognized over weighted average periods of 1.4 years and 2.2 years for stock options and stock awards, respectively.

3.	INVENTORIES

Inventories comprise the following:

(Dollars in thousands)	June 30, 2007	December 31, 2006
Finished products	$58,733	$56,128
Raw materials	32,374	26,709

Total inventories	$91,107	$82,837

Inventories are primarily priced using the last-in, first-out inventory valuation method. If the first-in, first-out inventory valuation method had been used for all inventories, inventory balances would have been approximately $26,180,000 and $24,555,000 higher than reported at June 30, 2007, and December 31, 2006, respectively.

4.	CONTINGENCIES

There are a variety of legal proceedings pending or threatened against the Company. Some of these proceedings may result in fines, penalties, judgments or costs being assessed against the Company at some future time. The Company’s operations are subject to extensive local, state and federal regulations, including the U. S. Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) and the Superfund Amendments of 1986 (“Superfund”). Over the years, the Company has received requests for information related to or has been named by the government as a PRP at 23 waste disposal sites where clean up costs have been or may be incurred under CERCLA and similar state statutes. In addition, damages are being claimed against the Company in general liability actions for alleged personal injury or property damage in the case of some disposal and plant sites. The Company believes that it has made adequate provisions for the costs it may incur with respect to these sites.

The Company has estimated a range of possible environmental and legal losses from $10.6 million to $39.7 million at June 30, 2007. At June 30, 2007, the Company’s accrued liability for such losses, which represents the Company’s best estimate within the estimated range of possible environmental and legal losses, was $18.9 million compared to $22.1 million at December 31, 2006. The December 31, 2006, to June 30, 2007, reduction in the accrued liability balance for environmental and legal losses resulted from the payment made for the previously disclosed personal injury settlement related to the Company’s formerly owned site in Wilmington, Massachusetts.

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

Following are summaries of the material contingencies at June 30, 2007:

Maywood, New Jersey Site

The Company’s property in Maywood, New Jersey and property formerly owned by the Company adjacent to its current site and other nearby properties (Maywood site) were listed on the National Priorities List in September 1993 pursuant to the provisions of CERCLA because of certain alleged chemical contamination. Pursuant to an Administrative Order on Consent entered into between USEPA and the Company for property formerly owned by the Company, and the issuance of an order by USEPA to the Company for property currently owned by the Company, the Company completed a Remedial Investigation Feasibility Study (RI/FS) in 1994. The Company submitted the Draft Final FS for Soil and Source Areas (Operable Unit 1) in September 2002. In addition, the Company submitted the Draft Final FS for Groundwater (Operable Unit 2) in June 2003 and also submitted additional information regarding groundwater in May 2007. The Company is awaiting the issuance of a Record of Decision (ROD) from USEPA relating to the Maywood site and the proposed chemical remediation. The final ROD will be issued sometime after a public comment period.

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

In addition, under the terms of a settlement agreement reached on November 12, 2004, the United States Department of Justice and the Company agreed to fulfill the terms of a Cooperative Agreement reached in 1985 under which the United States will take title to and responsibility for radioactive waste removal at the Maywood site, including past and future remediation costs incurred by the United States

Ewan, D’Imperio and Lightman Drum Company Sites

During the mid-1970’s, Jerome Lightman and the Lightman Drum Company disposed of hazardous substances at several sites in New Jersey. The Company has been named as a potentially responsible party (PRP) in the case United States v. Lightman (1:92-cv-4710 D.N.J.), which involves the D’Imperio Superfund Site and the Ewan Superfund Site, both located in New Jersey. In the second quarter of 2007, the Company reached an agreement with respect to the past costs and future allocation percentage in said litigation for costs related to the D’Imperio Superfund Site, including costs to comply with USEPA’s Unilateral Administrative Orders, as well as for the past costs and allocation percentage at the Ewan Superfund Site. On a related matter and as a condition of settlement, the Company will dismiss its appeal currently pending in the United States Third Circuit Court of Appeals objecting to the lodging of a partial consent decree in favor of the United States Government in this litigation. Under the partial consent decree, the government recovered past costs at the D’Imperio Superfund Site from all PRPs including the Company. The Company paid its assessed share in July 2007, but will not seek to recover the sums it paid now that the settlement is finalized. The resolution of the Company’s liability for this litigation will not have a material impact on the financial position, results of operations or cash flows of the Company.

In addition to the Ewan and D’Imperio Superfund Sites, the Company received a Section 104(e) Request for Information from USEPA dated March 21, 2000, regarding the Lightman Drum Company Site located in Winslow Township, New Jersey. The Company responded to this request on May 18, 2000. In addition, the Company received a Notice of Potential Liability and Request to Perform RI/FS dated June 30, 2000, from USEPA. The Company decided that it will participate in the performance of the RI/FS as a member of the Lightman Yard PRP Group. Due to the addition of other PRPs, the Company allocation percentage decreased. However, the allocation has not yet been finalized by the Lightman Yard PRP Group. The PRPs who agreed to conduct the interim remedial action will enter into an Administrative Settlement Agreement and Order on Consent for Removal Action with USEPA, and these PRPs will also enter into a Supplemental Lightman Yard Participation and Interim Funding Agreement to fund the agreed upon removal action. Both of these agreements are currently being negotiated. When the agreements are finalized, the Company will pay a soil removal assessment, which is not expected to have a material impact on the financial position, results of operations or cash flows of the Company.

The Company believes that based on current information it has adequate reserves for the Jerome Lightman-related environmental sites.

Wilmington Site

The Company is currently contractually obligated to contribute to the response costs associated with the Company’s formerly-owned site at 51 Eames Street, Wilmington, Massachusetts. Remediation at this site is being managed by its current owner to whom the Company sold the property in 1980. Under the agreement, once total site remediation costs exceed certain levels, the Company is obligated to contribute up to five percent of future response costs associated with this site with no limitation on the ultimate amount of contributions. To date, the Company has paid the current owner $1.4 million for the Company’s portion of environmental response costs through the first quarter of 2007 (the current owner of the site bills the Company one calendar quarter in arrears). At June 30, 2007, the Company’s reserve is $1.1 million for current and future claims associated with this site. Depending on the ultimate cost of the remediation at this site, the amount for which the Company is liable could differ from the current estimates.

In addition, in response to the special notice letter received by the PRPs in June 2006 from USEPA seeking performance of an RI/FS at the site, certain PRPs, including the Company, signed an Administrative Settlement Agreement and Order on Consent for the RI/FS.

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

As a result of the settlement for the case regarding alleged personal injury claims, the company recorded a fourth quarter 2006 charge of $3.0 million for this settlement. The settlement amount was paid in the first quarter of 2007 and the case has been dismissed.

The Company believes that based on current information it has adequate reserves for the claims related to this site.

5.	POSTRETIREMENT BENEFIT PLANS

Defined Benefit Pension Plans

Components of Net Periodic Benefit Cost

	UNITED STATES
	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Service cost	$132	$732	$268	$1,622
Interest cost	1,564	1,486	3,141	3,079
Expected return on plan assets	(1,826)	(1,671)	(3,646)	(3,340)
Amortization of prior service cost	49	51	98	122
Amortization of net loss	308	333	617	813
Curtailment loss	—	281	—	392

Net periodic benefit cost	$227	$1,212	$478	$2,688

	UNITED KINGDOM
(Dollars in thousands)	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Service cost	$—	$185	$—	$409
Interest cost	242	203	480	412
Expected return on plan assets	(240)	(177)	(476)	(356)
Amortization of net loss	—	27	—	66

Net periodic benefit cost	$2	$238	$4	$531

The quarter-to-quarter and year-to-year reductions in net periodic pension costs for the defined benefit pension plans reflected the freezing of the U.S. salaried, supplemental executive, Maywood hourly and United Kingdom defined benefit pension plans on June 30, 2006. Service costs ceased being accrued for the noted plans as of that date. During July 2007, the Company has also negotiated to freeze the Millsdale, Illinois, hourly defined benefit plan. See Note 15.

Employer Contributions

U.S. Plans

The Company expects to contribute approximately $5,037,000 to its U.S. qualified defined benefit pension plans in 2007 and to pay $297,000 in 2007 related to its unfunded non-qualified plans. As of June 30, 2007, $1,982,000 had been contributed to the qualified plans and $70,000 had been paid related to the non-qualified plans.

U.K. Plan

Stepan UK Limited expects to contribute approximately $427,000 to its defined benefit pension plan in 2007. As of June 30, 2007, $189,000 had been contributed to the plan.

Defined Contribution Plans

Defined contribution plan expense for the Company’s retirement savings plans was $1,122,000 and $2,251,000, respectively, for the three and six months ended June 30, 2007. There was no such expense for the three and six months ended June 30, 2006, as the Company began sponsoring defined contribution retirement savings plans on July 1, 2006, after its U.S. salaried, supplemental executive, Maywood hourly and United Kingdom defined benefit pension plans were frozen. See Note 15 relative to the inclusion of Millsdale, Illinois, hourly workers in the defined contribution plan effective August 2007.

Expenses related to the Company’s profit sharing plan were $325,000 and $650,000, respectively, for the three and six months ended June 30, 2007, compared to $300,000 and $500,000, respectively, for the three and six months in 2006.

6.	EARNINGS PER SHARE

Below is the computation of basic and diluted earnings per share for the three and six months ended June 30, 2007 and 2006.

(In thousands, except per share amounts)	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Computation of Basic Earnings per Share
Net income	$4,737	$3,077	$10,424	$6,126
Deduct dividends on preferred stock	197	197	394	395

Income applicable to common stock	$4,540	$2,880	$10,030	$5,731

Weighted-average number of common shares outstanding	9,304	9,124	9,298	9,085

Basic earnings per share	$0.49	$0.32	$1.08	$0.63

Computation of Diluted Earnings per Share
Net income	$4,737	$3,077	$10,424	$6,126

Weighted-average number of common shares outstanding	9,304	9,124	9,298	9,085
Add net shares issuable from assumed exercise of options (under treasury stock method) (1)	127	177	127	145
Add weighted-average shares issuable from assumed conversion of convertible preferred stock	654	656	654	656

Shares applicable to diluted earnings	10,085	9,957	10,079	9,886

Diluted earnings per share	$0.47	$0.31	$1.03	$0.62

(1)

Options to purchase 249,168 shares of common stock were not included in the computations of diluted earnings per share for the three and six months ended June 30, 2007, because their effect would have been antidilutive. For the same reason, options to purchase 136,913 shares of common stock and 142,227 shares of common stock were not included in the computations of earnings per share for the three and six months ended June 30, 2006, respectively.

7.	COMPREHENSIVE INCOME

Comprehensive income includes net income and all other non-owner changes in equity that are not reported in net income. Below is the Company’s comprehensive income for the three and six months ended June 30, 2007 and 2006.

(Dollars in thousands)	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Net income	$4,737	$3,077	$10,424	$6,126
Other comprehensive income:
Foreign currency translation gain	4,725	2,829	5,277	3,052
Unrealized gain (loss) on securities	341	(59)	365	70
Pension liability adjustments	219	353	438	560

Comprehensive income	$10,022	$6,200	$16,504	$9,808

8.	GAIN ON SALE OF PRODUCT LINE

On April 30, 2007, the Company sold its specialty ester surfactant product line for the personal care market to The HallStar Company (formerly CPH Holding Corporation). No physical assets were included in the sale. The product line represented approximately $15,000,000 in Company net sales. The products, which are manufactured at the Company’s Maywood, New Jersey, facility, will continue to be produced for The HallStar Company during a transition period of up to one year. The sale was for $6,200,000 of cash plus the transfer to the Company of a specialty agricultural surfactant product line, which included $250,000 of intangible assets and $196,000 of inventory. As a result of the sale, the Company reported a $4,290,000 pretax gain in the second quarter ended June 30, 2007. The entire gain was attributable to the Company’s surfactants segment. The gain was net of $2,356,000 of write-downs for equipment and inventory ($739,000) as well as severance charges ($17,000) and a provision for expected losses on the fulfillment of a manufacturing agreement associated with the product line sale ($1,600,000).

The Company pursued the product line sale after reviewing strategic alternatives for improving the profitability of its Maywood, New Jersey, plant. The reconfigured plant will continue to produce esters for the industrial markets as well as the Company’s specialty flavor and food ingredient products.

9.	GOODWILL IMPAIRMENT CHARGE

The Company tests its goodwill balances for impairment in the second quarter of each calendar year. The 2007 test indicated that the goodwill related to its United Kingdom subsidiary (Stepan UK) was impaired. Stepan UK is a reporting unit of the Company’s surfactants reportable segment. The goodwill impairment reflected an estimated reduction in the fair value of Stepan UK’s business as a result of lower discounted cash flow forecasts for the business. Improvements in the reporting unit’s operating results have been lower than previous forecasts used to test for impairments. As a result of the impairment, the Company recorded a non-cash $3,467,000 charge against operating income for the three months ended June 30, 2007. The charge equaled the entire balance of Stepan UK’s goodwill. The fair value of Stepan UK was estimated using the present value of future cash flows. No impairment of goodwill related to other Company reporting units was indicated by the annual test.

10.	SEGMENT REPORTING

The Company has three reportable segments: surfactants, polymers and specialty products. Segment operating results for the three and six months ended June 30, 2007 and 2006 are summarized below:

(Dollars in thousands)	Surfactants		Polymers	Specialty Products	Segment Totals
For the three months ended June 30, 2007
Net sales	$242,765		$84,892	$8,499	$336,156
Operating income	8,173	(1)	8,689	1,710	18,572

For the three months ended June 30, 2006
Net sales	$219,089		$64,989	$7,955	$292,033
Operating income	6,315		7,165	1,698	15,178

For the six months ended June 30, 2007
Net sales	$479,241		$153,574	$16,345	$649,160
Operating income	15,124	(1)	16,621	3,230	34,975

For the six months ended June 30, 2006
Net sales	$444,366		$122,881	$14,398	$581,645
Operating income	12,107		15,293	2,182	29,582

(1)	Includes $4.3 million gain on sale of product line and $3.5 million goodwill impairment charge.

Below are reconciliations of segment operating income to consolidated income before income taxes:

(Dollars in thousands)	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Operating income segment totals	$18,572	$15,178	$34,975	$29,582
Unallocated corporate expenses	(8,053)	(8,219)	(13,924)	(16,444)
Interest expense	(2,515)	(2,179)	(4,823)	(4,240)
Loss from equity in joint venture	(10)	(8)	(136)	(103)
Other, net	(535)	(368)	(553)	(226)

Consolidated income before income taxes and minority interest	$7,459	$4,404	$15,539	$8,569

11.	DEBT

Debt comprises the following:

(Dollars in thousands)	Maturity Dates	June 30 2007	December 31 2006
Unsecured private placement notes
5.69%	2012-2018	$40,000	$40,000
6.86%	2009-2015	30,000	30,000
6.59%	2007-2012	16,364	16,364
7.77%	2008	2,727	5,455
Unsecured U.S. bank debt	2011	18,000	9,400

Debt of foreign subsidiaries
Secured bank term loans, foreign currency	2007-2010	16,167	18,737
Other, foreign currency	2007-2015	15,258	11,208

Total Debt		138,516	131,164
Less current maturities		26,456	23,761

Long-term debt		$112,060	$107,403

The various loan agreements contain provisions, which, among others, require maintenance of certain financial ratios and place limitations on additional debt, investments and payment of dividends. The Company is in compliance with its loan agreements.

12.	INCOME TAXES

In January 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation 48 (FIN 48), Accounting for Uncertainty in Income Taxes. As a result of the implementation, the Company recognized a $467,000 decrease to liabilities for uncertain tax positions. As required by FIN 48, this decrease was accounted for as an adjustment to the January 1, 2007, balance of retained earnings on the balance sheet. Including the cumulative effect decrease, the Company had approximately $1,599,000 of total unrecognized tax benefits at January 1, 2007. This liability included an estimate of interest and penalties. Of the total liability for unrecognized tax benefits, $1,392,000 (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the Company’s effective income tax rate in any future period. As of June 30, 2007, unrecognized tax benefits totaled $1,666,000. Of this liability, approximately $1,437,000 (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the Company’s effective income tax rate in any future periods.

The Company elected to include interest and penalty amounts within the tax provision (benefit). The total amount of accrued interest and penalties as of the date of adoption was $374,000. For the six months ended June 30, 2007, an additional $44,000 of interest and penalties were recorded.

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The Company is not subject to U.S. federal income tax examinations by tax authorities for years before 2003. Some foreign jurisdictions and various U.S. states jurisdictions may be subject to examination back to 2001.

The effective tax rate rose to 37.6 percent for the quarter ended June 30, 2007, compared to 30.7 percent for the quarter ended June 30, 2006. The year-to-date effective tax rate rose to 33.5 percent compared to 29.4 percent in the prior year. The increases were attributable to the goodwill impairment charge of $3,467,000 (see Note 9), which is not tax deductible. Partially offsetting this increase was a $711,000 reduction in the German valuation allowance based on recent and forecast improvement in the German taxable income. As a result, 100 percent of the remaining German tax loss carryforward has been recognized.

13.	CLAIMS SETTLEMENT INCOME

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

14.	RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements. This statement defines fair value, provides a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The guidance in the new standard is applicable in circumstances where other accounting pronouncements mandate or permit fair value measurements. SFAS No. 157, which is effective for financial statements issued for fiscal years beginning after November 15, 2007, does not require any new fair value measurements. However, application of the new standard may alter an entity’s current practice. The Company continues its process of determining the effect, if any, that adoption of SFAS No. 157 will have on its financial position, cash flows and results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 expands the scope of what entities may carry at fair value by offering an irrevocable option to record many types of financial assets and liabilities at fair value. Changes in fair value would be recorded in an entity’s income statement. This accounting standard also establishes presentation and disclosure requirements that are intended to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for the Company on January 1, 2008. Earlier application is permitted under certain circumstances. The Company continues its process of assessing the impact, if any, that the adoption of SFAS No. 159 will have on its financial position, cash flows and results of operations.

15.	SUBSEQUENT EVENT

In July 2007, the hourly workers at the Company’s Millsdale plant in Elwood, Illinois, ratified a new union contract, which resulted in an amendment to the Stepan Company Retirement Plan for Millsdale Hourly and Anaheim Hourly Employees (the “Plan”), a defined benefit pension plan. The amendment will be effective on July 16, 2007. No future benefits for covered Millsdale union employees will accrue under the Plan after August 31, 2007. In addition, no new Millsdale union employees will be eligible to participate in the Plan. Benefits earned through August 31, 2007, will be available to participants when they retire, in accordance with the terms of the Plan. The Company will also increase the multiplier that is used in the formula to compute the benefit due a Millsdale union participant. In the third quarter of 2007, the Company will record an estimated $775,000 curtailment loss as a result of the cessation of future benefit accruals and $600,000 of additional expense related to the multiplier revision. The estimates are subject to change. The Plan changes will have no impact on current retirees, former employees with vested benefits, or Anaheim union participants. As of August 1, 2007, the Company will establish a defined contribution plan for the Millsdale union workers that will have a fixed Company contribution rate of four percent of base wages. In addition, the Company agreed to a supplemental transition benefit.

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

Overview

The Company produces and sells intermediate chemicals that are used in a wide variety of applications worldwide. The overall business comprises three reportable segments:

•

Surfactants – Surfactants, which accounted for 73 percent of consolidated net sales for the first half of 2007, are principal ingredients in consumer and industrial cleaning products such as detergents for washing clothes, dishes, carpets, floors and walls, as well as shampoos, lotions, fabric softeners, toothpastes and cosmetics. Other applications include biodiesel, germicidal quaternary compounds, lubricating ingredients, emulsifiers for spreading agricultural products and plastics and composites. Surfactants are manufactured at six North American sites (five in the U.S. and one in Canada), three European sites (United Kingdom, France and Germany) and three Latin American sites (Mexico, Brazil and Colombia). Stepan also owns 50 percent of a surfactant joint venture in the Philippines, which is not included in consolidated results or in the surfactant segment results, as it is accounted for under the equity method.

•

Polymers – Polymers, which accounted for 24 percent of consolidated net sales for the first half of 2007, include three primary product lines: phthalic anhydride, polyols and polyurethane systems. Phthalic anhydride is used in polyester alkyd resins and plasticizers for applications in construction materials and components of automotive, boating and other consumer products. Polyols are used in the manufacture of laminate insulation board for the construction industry and are also sold to the appliance, flexible foam, coatings, adhesives, sealants and elastomers markets. Polyurethane systems provide thermal insulation and are sold to the construction, industrial and appliance markets. In the U.S., polymer product lines are manufactured at its Millsdale, Illinois, site. The Company also manufactures polyols at its Wesseling (Cologne), Germany facility, as well as at its 55 percent owned joint venture in Nanjing, China (which is included in consolidated results).

•

Specialty Products – Specialty products, which accounted for 3 percent of consolidated net sales for the first half of 2007, include flavors, emulsifiers and solubilizers used in the food and pharmaceutical industries. Specialty products are manufactured primarily at its Maywood, New Jersey, site.

Two events having significant effects on the Company’s results of operations occurred in the second quarter of 2007: the sale of the Company’s specialty esters product line and the impairment of the goodwill related to the Company’s United Kingdom subsidiary (Stepan UK).

The following is a discussion of those two events:

Sale of Specialty Esters Product Line

On April 30, 2007, the Company sold its specialty ester surfactant product line for the personal care market to The HallStar Company (formerly CPH Holding Corporation). No physical assets were included in the sale. The product line represented approximately $15.0 million in Company net sales. The products, which are manufactured at the Company’s Maywood, New Jersey, facility, will continue to be produced for The HallStar Company during a transition period. The sale was for $6.2 million of cash plus the transfer to the Company of a specialty agricultural surfactant product line. As a result of the sale, the Company reported a $4.3 million pretax gain in the second quarter ended June 30, 2007. The gain was net of related write-downs for equipment and inventory as well as severance charges and a provision for expected losses on the fulfillment of a manufacturing agreement associated with the product line sale. See Note 8 to the Condensed Consolidated Financial Statements for additional detail regarding the recorded gain.

The Company pursued the product line sale after reviewing strategic alternatives for improving the profitability of its Maywood, New Jersey, plant. The reconfigured plant will continue to produce esters for the industrial markets as well as the Company’s specialty flavor and food ingredient products. The reduced cost structure of the remaining businesses is expected to increase the site’s profitability in 2008.

Goodwill Impairment

As required by SFAS No. 142, Goodwill and Other Intangible Assets, the Company performs an annual impairment test of goodwill. The Company performs its test during the second calendar quarter of each year. The first step of the goodwill impairment test is to compare each reporting unit’s net book value to its fair value. If fair value exceeds net book value then no impairment is indicated, and no further steps must be performed. The 2007 test identified that the book value of Stepan UK, a reporting unit of the Company’s surfactants segment, exceeded its fair value. The fair value of Stepan UK was estimated by applying a discounted cash flow method to the projected cash flows of Stepan UK. Because the first step of the test indicated a potential impairment of goodwill, a second step was required to determine the amount, if any, of the impairment. The second step compares the implied fair value of goodwill (i.e., the reporting unit’s fair value less the fair value of the reporting unit’s net assets, excluding goodwill) to the book value of goodwill. If the book vale of goodwill exceeds the implied fair value of goodwill, an impairment loss is recognized in the amount of the excess. Upon completion of the second step, the Company determined that the impairment loss for Stepan UK was $3.5 million, the entire amount of goodwill on Stepan UK’s books. The $3.5 million non-cash goodwill impairment loss was recorded in the three month period ended June 30, 2007.

The goodwill impairment reflected an estimated reduction in the fair value of Stepan UK’s business as a result of the increased risk of attaining the forecasted future cash flows. The increased risk is attributed to increases in sales volume expected from the shutdown of a competitor not materializing to the degree originally anticipated.

No impairment of goodwill related to other Company reporting units was indicated by the annual test.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2007 and 2006

Summary

Net income for the second quarter of 2007 improved 54 percent to $4.7 million, or $0.47 per diluted share, compared to $3.1 million, or $0.31 per diluted share, for the second quarter of 2006. Operating income increased $3.5 million, or 51 percent, between years. The previously discussed $4.3 million net gain on the sale of the specialty esters product line and the $3.5 million Stepan UK goodwill impairment charge were included in 2007 second quarter operating income. Improvements in the surfactants and polymers segments operating results accounted for most of the growth in operating profits. Below is a summary discussion of the major factors leading to the quarter-to-quarter changes in net sales, profits and expenses. A detailed discussion of segment operating performance for the second quarter of 2007 follows the summary.

Consolidated net sales for the second quarter of 2007 were $44.1 million, or 15 percent, higher than second quarter 2006 consolidated net sales. All reportable segments reported net sales increases. A nine percent increase in sales volume, a three percent improvement in average selling prices and the favorable effects of currency translation accounted for approximately $25.7 million, $11.3 million, and $7.1 million, respectively, of the net sales increase. All reportable segments contributed to the growth in sales volume. Average selling prices improved due to the pass through of raw material price increases partially offset by a change in sales mix for North American surfactants.

Second quarter 2007 operating income was $3.5 million, or 51 percent, higher than second quarter 2006 operating income. The $4.3 million net gain on the sale of the specialty esters product line and the $3.5 million goodwill impairment charge were included in 2007 second quarter operating income. Gross profit was up $5.0 million, or 15 percent, while operating expenses increased $1.5 million, or six percent. Both the surfactants and polymers segments reported quarter-to-quarter increases in gross profit. Higher sales volume was a major contributor to the increases, although higher raw material costs tempered polymers results. Gross profit for the specialty products segment was down slightly between quarters.

The six percent quarter-to-quarter increase in operating expenses was attributable to the $3.5 million goodwill impairment charge, a $1.1 million (11 percent) increase in administrative expenses, a $0.6 million (nine percent) increase in research and development expenses and a $0.6 million (six percent) increase in marketing expenses. The increases were partially offset by the $4.3 million net gain on the sale of the specialty esters product line. A $1.1 million increase in deferred compensation expenses accounted for the higher administrative expenses. Higher salary, bonus and fringe benefit expenses drove both the research and development and marketing expense increases.

Other expense increased $0.5 million, or 20 percent, from quarter-to-quarter. Interest expense increased $0.3 million, or 15 percent, due to higher average debt levels brought on by increased working capital needs. Other, net, which includes foreign exchange gains and losses and investment related income and expense, was $0.5 million of expense for the second quarter of 2007 compared to $0.4 million of expense for the same period of 2006. Foreign exchange losses were up $0.3 million between quarters, while investment income was up $0.1 million.

The effective tax rate was 37.6 percent for the second quarter ended June 30, 2007, compared to 30.7 percent for the second quarter ended June 30, 2006. The increase was attributable to the goodwill impairment charge of $3.5 million, which is not tax deductible. Partially offsetting this increase was a $0.7 million reduction in the German valuation allowance based on recent and forecast improvement in the German taxable income. As a result, 100 percent of the remaining German tax loss carryforward has been recognized.

Segment Results

(Dollars in thousands)	Surfactants	Polymers	Specialty Products	Segment Results	Corporate	Total

For the three months ended June 30, 2007
Net sales	$242,765	$84,892	$8,499	$336,156	—	$336,156
Operating income	8,173	8,689	1,710	18,572	(8,053)	10,519

For the three months ended June 30, 2006
Net sales	$219,089	$64,989	$7,955	$292,033	—	$292,033
Operating income	6,315	7,165	1,698	15,178	(8,219)	6,959

Surfactants

Surfactants net sales for the second quarter of 2007 increased $23.7 million, or 11 percent, over net sales for the second quarter of 2006. An eight percent increase in sales volume and the favorable effects of foreign currency translations accounted for approximately $16.8 million and $5.8 million, respectively, of the quarter-to-quarter change. Average selling prices increased three percent between quarters, which contributed about $1.1 million to the net sales growth. A quarter-to-quarter comparison of net sales by region follows:

	Three Months Ended
(Dollars in thousands)	June 30, 2007	June 30, 2006	Increase / (Decrease)	Percent Change
North America	$165,591	$155,195	$10,396	+7
Europe	54,525	44,658	9,867	+22
Latin America	22,649	19,236	3,413	+18

Total Surfactants Segment	$242,765	$219,089	$23,676	+11

For North American operations, an eight percent increase in sales volume, partially offset by a one percent drop in average selling prices, accounted for the seven percent increase in net sales. Most major product lines contributed to the gain in sales volumes, but the majority of the improvement was attributable to a 13 percent increase in U.S. commodity laundry products sales volume and a 10 percent increase in personal care products sales volume. The increases for both product lines reflected the securing of additional business from existing customers. The small drop in average selling prices reflected a change in sales mix for U.S. operations that included increased toll processing sales volume (when customers supply raw materials for conversion into finished product).

Approximately $4.8 million of the increase in net sales for European operations was attributable to an 11 percent growth in sales volume. The favorable effects of foreign currency translation and a two percent increase in average selling prices accounted for about $4.0 million and $1.1 million, respectively, of the net sales increase. The foreign currency translation effect resulted from the strengthening of the European euro and the British pound sterling against the U.S. dollar. A more favorable mix of sales led to the higher average selling prices.

For Latin American operations, the effects of foreign currency translation, a seven percent increase in average selling prices and a two percent increase in sales volume accounted for $1.6 million, $1.3 million and $0.5 million, respectively, of the increase in net sales. All three Latin American subsidiaries reported higher net sales. Selling price increases aimed at passing on raw material cost increases coupled with a more favorable mix of sales led to the increase in average selling prices. The modest increase in sales volume was attributable to higher fabric softener sales in Mexico and an overall 10 percent increase in sales volume in Colombia.

Surfactants operating income for the second quarter of 2007 was up $1.9 million, or 29 percent, over operating income for the same period of 2006. Included in 2007 second quarter operating income were the previously noted $4.3 million net gain on the sale of the specialty esters product line and the $3.5 million goodwill impairment charge. Gross profit increased $2.8 million, or 13 percent, driven by improved volume in North America. The improvement more than offset the decline in profitability from sales of biodiesel where margins deteriorated due to a rapid rise in the raw material, soybean oil, used to produce biodiesel. Due to the weaker biodiesel margins, expansion plans have been put on hold and the Company has notified the State of Illinois that we will not be utilizing the state grant awarded to the Company in 2006. Operating expenses (which include the product line sale gain and the goodwill impairment charge) increased $0.9 million, or six percent. Quarter-to-quarter comparisons of gross profit by region and total segment operating expenses and operating income follow:

	Three Months Ended
(Dollars in thousands)	June 30, 2007	June 30, 2006	Increase / (Decrease)	Percent Change
North America	$18,522	$15,439	$3,083	+20
Europe	3,101	2,656	445	+17
Latin America	1,815	2,560	(745)	-29

Total Surfactants Segment	$23,438	$20,655	$2,783	+13
Operating Expenses	15,265	14,340	925	+6

Operating Income	$8,173	$6,315	$1,858	+29

The quarter-to-quarter increase in gross profit for North American operations resulted from improved sales volume. Gross profit increased $3.1 million, or 20 percent, on the previously noted eight percent improvement in sales volume. In addition, manufacturing overhead cost of sales increased just one percent from quarter to quarter, which when coupled with the eight percent gain in sales volume resulted in a higher unit (i.e. per pound of product sold) profit margin.

Approximately half of the increase in gross profit for European operations resulted from the favorable impact of foreign currency translation. The 11 percent increase in sales volume accounted for the remainder of the gross profit increase.

Gross profit for Latin America operations declined 29 percent between quarters despite sales volume that was up two percent. Higher raw material costs, particularly in Mexico, more than offset the effect of the sales volume growth. The Company passes on raw material increases as quickly as it can, but a number of customers are contractually protected for a period of time, generally for a calendar quarter.

Surfactants segment operating expenses for the second quarter of 2007 increased $0.9 million, or six percent, over second quarter 2006 operating expenses. Foreign currency translation accounted for approximately $0.4 million of the quarter-to-quarter change. Operating expenses for the second quarter of 2007 included the $3.5 million Stepan UK goodwill impairment charge. U.S. research and development expenses increased $0.9 million, due to higher bonus, salary and fringe benefit expenses resulting from higher year-over-year headcount and increased bonus provision. U.S. marketing expenses increased $0.3 million due to higher bonus and fringe benefit expenses. The foregoing increases were offset by the $4.3 million net gain on the sale of the specialty esters product line.

Polymers

Second quarter 2007 net sales for the polymers segment increased $19.9 million, or 31 percent, over net sales for the second quarter of 2006. Higher selling prices and a 14 percent increase in sales volume each contributed approximately $9.3 million to the net sales improvement. The favorable effects of foreign currency translation added $1.3 million to the increase. A quarter-to-quarter comparison of net sales by region is displayed below:

	Three Months Ended
(Dollars in thousands)	June 30, 2007	June 30, 2006	Increase / (Decrease)	Percent Change
North America	$64,031	$54,042	$9,989	+18
Europe	17,518	9,073	8,445	+93
Asia and Other	3,343	1,874	1,469	+78

Total Polymers Segment	$84,892	$64,989	$19,903	+31

Higher selling prices, due primarily to the pass through of raw material cost increases, and a seven percent increase in sales volume accounted for the North American net sales improvement. Average selling prices were 10 percent higher for the second quarter of 2007 than average selling prices for the same quarter of 2006. Most of the net sales and sales volume growth was generated by the polyols. Polyols sales volume increased 33 percent, while sales volumes for phthalic anhydride and polyurethane systems each fell 13 percent. The increase in sales volume reflected improved end use insulation market conditions for polyols.

The increase in net sales for European operations resulted from a 51 percent increase in sales volume, higher selling prices and the previously noted foreign currency translation effect. The higher sales volume reflected gains made throughout 2006 due to a stronger European roofing market and the recovery of business that was lost in 2005 due to competitive pressures. The exit of a competitor also contributed to the sales volume improvement. Excluding the effect of foreign currency exchange, average selling prices increased 19 percent from quarter to quarter due to strong demand for the Company’s polyol products and to passing through higher raw material costs.

The increase in net sales for Asia and other regions was due to a 38 percent increase in average selling prices and a 29 percent increase in sales volume. Most of the selling price increase resulted from passing on raw material cost increases to customers. New business for the Company’s China joint venture led to the sales volume gain.

Polymers second quarter 2007 operating income increased $1.5 million, or 21 percent, from operating income for the same period of 2006. Gross profit increased $1.9 million, or 18 percent, and operating expenses increased $0.4 million, or 10 percent. The 14 percent increase in sales volume drove the improvement in profits. Below are quarter-to-quarter comparisons of gross profit by region and total segment operating expenses and operating income:

	Three Months Ended
(Dollars in thousands)	June 30, 2007	June 30, 2006	Increase / (Decrease)	Percent Change
North America	$9,494	$9,966	$(472)	-5
Europe	3,113	633	2,480	+392
Asia and Other	9	135	(126)	-93

Total Polymers Segment	$12,616	$10,734	$1,882	+18
Operating Expenses	3,927	3,569	358	+10

Operating Income	$8,689	$7,165	$1,524	+21

For North American operations, higher raw material costs more than offset the effects of the seven percent increase in sales volumes. The continued escalation of raw material costs particularly hurt polyol profit margins. Second quarter 2007 average polyol raw material costs were up about 24 percent over raw material costs for the second quarter of 2006. Despite a 33 percent quarter-to-quarter increase in sales volume, polyols gross profit fell $0.4 million, or five percent. To combat the impact of the persistent rising raw material costs, the Company has announced North America polyol price increases that take effect on July 1, 2007.

The significant quarter-to-quarter increase in gross profit for European operations reflected the previously noted increases in polyol selling prices and sales volume. The Company expects strong demand to continue for its polyol product, while rising material costs may adversely affect profit margins.

The $0.1 million decline in gross profit for Asia and other regions was principally attributable to increased raw material costs.

Polymer segment operating expenses for the second quarter of 2007 were $0.4 million, or 10 percent, higher than operating expenses for the second quarter of 2006. Higher research and development expenses in North America, increased marketing expenses in Europe and the effects of foreign currency translation accounted for the rise in operating expenses.

Specialty Products

Net sales for the second quarter of 2007 were $0.5 million, or seven percent, higher than net sales for the same period of 2006. Increased sales volumes for flavoring and food ingredient products led to the improved net sales. Operating income remained essentially unchanged from quarter to quarter. A lower sales volume of the higher margin pharmaceutical products offset the effect of the higher food and flavoring sales volumes.

Corporate Expenses

Corporate expenses, which comprise corporate operating expenses (including legal and environmental expenses) that are not allocated to the reportable segments, declined $0.2 million, or two percent, to $8.0 million for the second quarter of 2007 from $8.2 million for the second quarter of 2006. The following table depicts the major items that accounted for the quarter-to-quarter corporate expense decline:

(Dollars in millions)	Increase (Decrease)
Legal/Environmental Expense	$(0.6)	(a)
Consulting Fees	(0.4)	(b)
Deferred Compensation	1.1	(c)
Other	(0.3)

Total	$(0.2)

(a)	Due primarily to a decline in outside legal work related to environmental issues and retirement benefit plans. The Company froze a number of its defined benefit plans in 2006 and established defined contribution plans.
(b)	Reflects non-recurring 2006 expenses for outside consultants used to assist the Company in making changes to its retirement benefit plans.
(c)	Due to larger 2007 versus 2006-second quarter increases in the price of the Company’s common stock and the value of the mutual fund investments to which the deferred compensation liability is tied.

Six Months Ended June 30, 2007 and 2006

Summary

Net income for the first half of 2007 increased 70 percent to $10.4 million, or $1.03 per diluted share, from $6.1 million, or $0.62 per diluted share, for the first half of 2006. Operating income increased $7.9 million, or 60 percent. The previously discussed $4.3 million net gain on the sale of the specialty esters product line and the $3.5 million Stepan UK goodwill impairment charge were included in 2007 operating income. All three segments contributed to the improvement in consolidated operating income. In addition, compensation expense related to the Company’s deferred compensation plans fell $1.9 million between years, primarily due to a decline in the Company’s common stock price for the six months ended June 30, 2007, compared to an increase in stock price for the same period of 2006. Below is a summary discussion of the major factors leading to the year-to-year changes in net sales, profits and expenses. A detailed discussion of segment operating performance for the first half of 2007 follows the summary.

Consolidated net sales for the first half of 2007 were $67.5 million, or 12 percent, higher than consolidated net sales for the first half of 2006. All reportable segments reported net sales increases. A nine percent increase in sales volume, the favorable effects of currency translation, and higher average selling prices accounted for approximately $50.8 million, $13.1 million, and $3.6 million, respectively, of the net sales increase. All reportable segments posted higher year-over-year sales volumes.

Operating income for the first half of 2007 was $7.9 million, or 60 percent, greater than operating income for the same half of 2006. The $4.3 million net gain on the sale of the specialty esters product line and the $3.5 million goodwill impairment charge were included in 2007 operating income. Gross profit improved $7.5 million, or 11 percent, and operating expenses declined $0.4 million, or one percent. All three segments reported higher year-over-year gross profit, with surfactants contributing $5.1 million of the overall improvement on higher sales volumes and slightly better profit margins. Gross profit for the polymers segment was up year-to-year due to higher sales volume, but increased raw material costs somewhat tempered the results. Gross profit for the specialty products segment was up due to higher sales volume.

The one percent decline in operating expenses resulted from the $4.3 million gain on the sale of the specialty esters product line and a $1.7 million (eight percent) decrease in administrative expenses, partially offset by the $3.5 million goodwill impairment charge, a $1.1 million (eight percent) increase in research and development expenses and a $1.0 million (six percent) increase in marketing expenses. Deferred compensation expenses fell $1.9 million between years, which accounted for the reduced administrative expenses. Higher salary, bonus and fringe benefit expenses led to the increases the research and development and marketing expense increases.

Other expense increased $0.9 million, or 21 percent, between years. Interest expense increased $0.6 million, or 14 percent, due to higher average debt levels precipitated by increased working capital needs. Other, net, which includes foreign exchange gains and losses and investment related income and expense, was $0.5 million of expense for the first half of 2007 compared to $0.2 million of expense for the same period of 2006. Foreign exchange losses were up $0.4 million from year to year, while investment income was up $0.1 million for the same period.

The effective tax rate was 33.5 percent for the first half of 2007 compared to 29.4 percent for the same period of 2006. The increase was attributable to the goodwill impairment charge of $3.5 million, which is not tax deductible. Partially offsetting this increase was a $0.7 million reduction in the German valuation allowance based on recent and forecast improvement in the German taxable income. As a result, 100 percent of the remaining German tax loss carryforward has been recognized.

Segment Results

(Dollars in thousands)	Surfactants	Polymers	Specialty Products	Segment Results	Corporate	Total

For the six months ended June 30, 2007
Net sales	$479,241	$153,574	$16,345	$649,160	—	$649,160
Operating income	15,124	16,621	3,230	34,975	(13,924)	21,051

For the six months ended June 30, 2006
Net sales	$444,366	$122,881	$14,398	$581,645	—	$581,645
Operating income	12,107	15,293	2,182	29,582	(16,444)	13,138

Surfactants

Surfactants net sales for the first half of 2007 increased $34.9 million, or eight percent, over net sales for the first half of 2006. Higher sales volume and the favorable effects of foreign currency translations accounted for approximately $38.4 million and $10.5 million, respectively, of the year-to-year change. Average selling prices dropped three percent between years due to a higher mix of toll processing volume in which customers supplied the raw material for conversion into finished product. A year-to-year comparison of net sales by region follows:

	Six Months Ended
(Dollars in thousands)	June 30, 2007	June 30, 2006	Increase / (Decrease)	Percent Change
North America	$324,402	$313,754	$10,648	+3
Europe	109,396	92,516	16,880	+18
Latin America	45,443	38,096	7,347	+19

Total Surfactants Segment	$479,241	$444,366	$34,875	+8

The three percent increase in net sales for North American operations was driven entirely by a 10 percent growth in sales volume. A six percent decline in average selling prices partially offset the effect of the sales volume improvement. U.S. sales volume increased 12 percent between years primarily due to improvement in the commodity laundry and personal care product lines. In addition, sales volume for biodiesel products, which accounted for seven percent of U.S. surfactants sales volume, grew 24 percent year to year. In general, the additional commodity laundry, personal care and biodiesel sales volumes carried lower selling prices or toll fees than the remainder of the U.S. sales volumes, which led to the six percent drop in average selling prices.

For European operations, foreign currency translation, a five percent growth in sales volume and a three percent improvement in average selling prices accounted for $9.0 million, $4.5 million and $3.4 million, respectively, of the year-to-year net sales increase. The foreign currency translation effect resulted from the strengthening of the European euro and the British pound sterling against the U.S. dollar. Excluding the effect of currency translation, net sales for the Europe region grew eight percent. A more favorable mix of sales coupled with increased selling prices, particularly for the region’s United Kingdom operation, led to the higher average selling prices.

The increase in net sales for the Latin America region was attributable to a nine percent growth in sales volume and a seven percent increase in average selling prices. All three Latin America subsidiaries reported higher net sales. Growth in fabric softener sales and surfactants for the agricultural market in Brazil drove the sales volume gain. Price increases necessitated by higher raw material costs and a more favorable mix of sales led to the increase in average selling prices.

Surfactants operating income for the first half of 2007 was up $3.0 million, or 25 percent, higher than operating income for the first half of 2006. Included in 2007 operating income were the previously noted $4.3 million net gain on the sale of the specialty esters product line and the $3.5 million goodwill impairment charge. Gross profit increased $5.1 million, or 13 percent, and operating expenses (including the product line sale gain and goodwill improvement) increased $2.1 million, or seven percent. Year-to-year comparisons of gross profit by region and total segment operating expenses and operating income follow:

	Six Months Ended
(Dollars in thousands)	June 30, 2007	June 30, 2006	Increase / (Decrease)	Percent Change
North America	$34,307	$28,918	$5,389	+19
Europe	7,706	6,625	1,081	+16
Latin America	3,610	5,001	(1,391)	-28

Total Surfactants Segment	$45,623	$40,544	$5,079	+13

Operating Expenses	30,499	28,437	2,062	+7

Operating Income	$15,124	$12,107	$3,017	+25

Improved sales volume drove the 19 percent year-over-year increase in gross profit for North American operations. Improved unit margins also contributed to the growth in gross profit. Sales and production volumes increased while production expenses fell slightly between years, which drove the unit manufacturing cost below last year’s levels. The prior year overhead costs included approximately $0.8 million of costs related to the lockout of hourly employees at the Company’s manufacturing facility in Fieldsboro, New Jersey. The lockout began in January 2006 and ended in May 2006.

European operation’s gross profit increased partially as a result of a $0.6 million favorable impact of foreign currency translation. Excluding the currency translation effect, Europe’s gross profit increased $0.5 million, or seven percent, from year to year. The previously mentioned five percent increase in sales volume was the main contributor to the rise in gross profit.

Gross profit for Latin America operations declined 28 percent between quarters despite sales volume that was up nine percent. Higher raw material costs, particularly in Mexico, more than offset the effect of the sales volume growth. The Company passes on raw material increases as quickly as the market allows, but a number of customers are contractually protected for a period of time, generally for a calendar quarter.

Surfactants segment operating expenses increased $2.1 million, or seven percent, between years. Foreign currency translation accounted for approximately $0.7 million of the change. Operating expenses for 2007 included the $3.5 million Stepan UK goodwill impairment charge. U.S. research and development expenses increased $1.4 million, due to increased salary and fringe costs related to higher headcount and increased bonus provision. U.S. marketing expenses increased $0.6 million due to higher bonus and fringe benefit expenses. The above increases were offset by the $4.3 million net gain on the sale of the specialty esters product line.

Polymers

Polymers segment net sales for the first half of 2007 increased $30.7 million, or 25 percent, over net sales for the first half of 2006. Higher selling prices and a 10 percent increase in sales volume accounted for $16.3 million and $11.9 million, respectively, of the net sales improvement. The favorable effects of foreign currency translation contributed $2.5 million to the increase. A year-to-year comparison of net sales by region is displayed below:

	Six Months Ended
(Dollars in thousands)	June 30, 2007	June 30, 2006	Increase / (Decrease)	Percent Change
North America	$116,983	$103,598	$13,385	+13
Europe	31,515	16,140	15,375	+95
Asia and Other	5,076	3,143	1,933	+62

Total Polymers Segment	$153,574	$122,881	$30,693	+25

The majority of the increase in North American net sales was due to higher average selling prices generated by the pass through of escalating raw material costs. Average selling prices for the first half of 2007 were 10 percent higher than those of the same period of a year ago. A three percent increase in sales volume also contributed to the net sales improvement. Although all three product lines reported higher year-to-year net sales, most of the growth was attributable to polyols, whose sales volume increased 16 percent between years. The increase in sales volume for polyols reflected improved conditions in the roofing insulation markets.

The significant increase in net sales for European operations resulted from a 49 percent increase in polyols sales volume, higher selling prices and the previously noted foreign currency translation effect. The higher sales volume reflected gains made throughout the last half of 2006 that resulted from a stronger European roofing market and the recovery of business that was lost in 2005 due to competitive pressures. The business also benefited from the exit of a competitor. Excluding the effect of foreign currency exchange, average selling prices increased 21 percent between years due to strong demand for the Company’s polyol products and the pass through of higher raw material costs.

For Asia and other regions, a 27 percent increase in average selling prices and a 22 percent increase in sales volume drove the 62 percent increase in net sales. The passing on of higher raw material costs to customers caused the increase in selling prices. New business for the Company’s China joint venture led to the sales volume gain.

Polymers operating income for the first half of 2007 increased $1.3 million, or nine percent, over operating income for the first half of 2006, primarily on strong results from European operations. Gross profit grew $1.7 million, or eight percent, and operating expenses increased $0.4 million, or six percent. Income results for the first half of 2006 benefited from $0.7 million of income related to the settlement of a claim for an electrical outage in the Company’s phthalic anhydride plant precipitated by an undersized transformer installed by the Company’s electricity provider (the entire claim settlement was $0.9 million, of which $0.2 million was allocated to the surfactants segment). Below are year-to-year comparisons of gross profit by region and total segment operating expenses and operating income:

	Six Months Ended
(Dollars in thousands)	June 30, 2007	June 30, 2006	Increase / (Decrease)	Percent Change
North America	$17,975	$20,991	$(3,016)	-14
Europe	5,982	1,229	4,753	+387
Asia and Other	145	131	14	+11

Total Polymers Segment	$24,102	$22,351	$1,751	+8

Operating Expenses	7,481	7,058	423	+6

Operating Income	$16,621	$15,293	$1,328	+9

Excluding the above-noted electric claim settlement, North American operation’s 2007 first half gross profit fell $2.3 million, or 12 percent. Higher raw material costs more than offset the effect of increased sales volume. The persistent escalation of raw material costs particularly affected polyol profit margins. Average polyol raw material costs were up about 23 percent between years. Polyols gross profit for the first half of 2007 fell $2.7 million, or 18 percent, from gross profit reported for the first half of 2006. The Company has announced polyol price increases that take effect on July 1, 2007.

The large growth in European operations gross profit reflected the significant increases in polyol selling prices and sales volume noted earlier. Raw material costs continue to rise, but thus far selling price increases have kept pace. The Company expects strong demand to continue for its polyol product, but pressure on margins could develop during the second half of the year.

Polymer segment operating expenses were $0.4 million, or six percent, higher for the first half of 2007 than operating expenses for the same period of 2006. Research and development expenses in North America accounted for $0.2 million of the increase. The remainder of the increase was due to higher marketing expenses in Europe and to the effects of foreign currency translation.

Specialty Products

Net sales for the first half of 2007 were $1.9 million, or 14 percent, higher than net sales for the first half of 2006. Increased sales volumes for flavoring and food ingredient products led to the improved net sales. Operating income improved $1.0 million year to year on the strength of the higher sales volume coupled with lower research expenses. A lower sales volume of the higher margin pharmaceutical products somewhat offset the effect of the higher food and flavoring sales volumes.

Corporate Expenses

Corporate expenses, which comprise corporate operating expenses (including legal and environmental expenses) that are not allocated to the reportable segments, declined $2.5 million, or 15 percent, to $13.9 million for the first half of 2007 from $16.4 million for the same period of 2006. The following table depicts the major items that accounted for the year-to-year corporate expense decline:

(Dollars in millions)	Increase (Decrease)
Deferred Compensation	$(1.9	) (a)
Legal/Environmental Expense	(0.5	) (b)
Consulting Fees	(0.4	) (c)
Other	0.3

Total	$(2.5)

(a)	Due to changes in the price of the Company’s common stock to which a large portion of the deferred compensation liability is tied.
(b)	Due primarily to a decline in outside legal work related to environmental issues and retirement benefit plans. The Company froze a number of its defined benefit plans in 2006 and established defined contribution plans.
(c)	Reflects non-recurring 2006 expenses for outside consultants used to aid the Company in making changes to its retirement benefit plans.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities provided $16.9 million in the six months ended June 30, 2007 compared to $4.1 million for the same period in 2006. Net income increased by $4.3 million from year to year. Working capital requirements totaled $7.4 million for the current year period compared to $21.3 million for the first six months of 2006 mainly reflecting this year’s higher growth in payables and lower growth in inventories. The current year period also included payment of a previously announced personal injury settlement of $3.0 million.

Capital expenditures totaled $21.7 million for the first half of 2007, up by $0.8 million from $20.9 million for comparable period in 2006. For the full year of 2007, the Company projects that capital expenditures will be approximately $38.0 million to $42.0 million. During the second quarter of 2007, the Company received $6.2 million for the sale of a product line and used the proceeds to reduce U.S. bank debt.

For the six months ended June 30, 2007, consolidated debt increased by $7.4 million, driven partly by seasonal working capital growth, which consumed $7.4 million in 2007 compared to $21.3 million for the comparable period in 2006. During the fourth quarter of 2005, the Company completed a new term loan of $40.0 million. As a result, cash was higher than normal at the end of 2005 and the Company used $12.8 million of that planned cash surplus plus a debt increase of $6.7 million to fund seasonal working capital growth of $21.3 million for the first six months of 2006. As of June 30, 2007, the ratio of total debt to total debt plus shareholders’ equity was 41.5 percent compared to 42.0 percent as of December 31, 2006.

As of June 30, 2007, Company debt included $89.1 million of unsecured promissory notes with maturities extending through 2018. These notes are the Company’s primary source of long-term debt financing, and are supplemented by bank credit facilities to meet short and medium term needs.

The Company maintains contractual relationships with its U.S. banks that provide for revolving credit of up to $60.0 million, which may be drawn upon as needed for general corporate purposes through April 20, 2011 under a revolving credit agreement. At June 30, 2007, borrowings under committed U.S. credit lines totaled $18.0 million. The Company also meets short-term liquidity requirements through uncommitted U.S. bank lines of credit.

The Company’s foreign subsidiaries maintain bank term loans and short-term bank lines of credit in their respective local currencies to meet working capital requirements as well as to fund capital expenditure programs and acquisitions. At June 30, 2007, the Company’s European subsidiaries had term loans totaling $12.8 million including current maturities. The European subsidiaries also had short-term bank debt totaling $11.8 million with unborrowed capacity of approximately $10.8 million at that date. The Company’s Mexican subsidiary had $2.3 million of debt outstanding at June 30, 2007. The Company’s Chinese joint venture had $4.4 million of bank debt for which Stepan Company has issued guaranties for the Company’s proportionate interest (55 percent) of the credit facilities.

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

PENSION PLANS

The Company expects to contribute approximately $5.8 million to its defined benefit pension plans in 2007. This amount is about $0.9 million higher than the previously reported estimate, as the Company plans on making additional contributions to help reduce the under funded status of its defined benefit plans. As of June 30, 2007, $2.2 million had been contributed to the plans.

In July 2007, the hourly workers at the Company’s Millsdale plant in Elwood, Illinois, ratified a new union contract, which resulted in an amendment to the Stepan Company Retirement Plan for Millsdale Hourly and Anaheim Hourly Employees (the “Plan”), a defined benefit pension plan. The amendment, which includes freezing the pension plan and increasing the benefit formula multiplier, is effective July 16, 2007, and will trigger an estimated $1.4 million of one-time expenses in the third quarter of 2007. The Company will also establish a defined contribution plan for the Millsdale hourly workers. See Note 15 to the Condensed Consolidated Financial Statements for further information about the pension plan amendment.

ENVIRONMENTAL AND LEGAL MATTERS

The Company is subject to extensive federal, state and local environmental laws and regulations. Although the Company’s environmental policies and practices are designed to ensure compliance with these laws and regulations, future developments and increasingly stringent environmental regulation could require the Company to make additional unforeseen environmental expenditures. The Company will continue to invest in the equipment and facilities necessary to comply with existing and future regulations. During the second quarter of 2007, the Company’s expenditures for capital projects related to the environment were $0.4 million. These projects are capitalized and depreciated over their estimated useful lives, which is typically 10 years. Recurring costs associated with the operation and maintenance of facilities for waste treatment and disposal and managing environmental compliance in ongoing operations at our manufacturing locations were approximately $6.7 million and $6.2 million for the first six months of 2007 and 2006, respectively. While difficult to project, it is not anticipated that these recurring expenses will increase significantly in the future.

Over the years, the Company has received requests for information related to or has been named by the government as a potentially responsible party at 23 waste disposal sites where cleanup costs have been or may be incurred under CERCLA and similar state statutes. In addition, damages are being claimed against the Company in general liability actions for alleged personal injury or property damage in the case of some disposal and plant sites. The Company believes that it has made adequate provisions for the costs it may incur with respect to the sites. It is the Company’s accounting policy to record liabilities when environmental assessments and/or remedial efforts are probable and the cost or range of possible costs can be reasonably estimated. When no amount within the range is a better estimate than any other amount, the minimum is accrued. Some of the factors on which the Company bases its estimates include information provided by feasibility studies, potentially responsible party negotiations and the development of remedial action plans. Because reported liabilities are recorded based on estimates, actual amounts could differ from those estimates. After partial remediation payments at certain sites, the Company has estimated a range of possible environmental and legal losses from $10.6 million to $39.7 million at June 30, 2007, compared to $13.8 million to $42.9 million at December 31, 2006. At June 30, 2007, the Company’s accrued liability for such losses, which represents the Company’s best estimate within the estimated range of possible environmental and legal losses, was $18.9 million compared to $22.1 million at December 31, 2006. During the first six months of 2007, non-capital cash outlays related to legal and environmental matters approximated $4.6 million compared to $1.6 million for the first six months of 2006. The increase in cash outlays was primarily due to the payment made for the previously disclosed personal injury settlement related to the Company’s formerly owned site in Wilmington, Massachusetts.

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

OUTLOOK

Global polyol and North American surfactants are expected to continue to drive profit improvement in the second half of 2007. The Company has also taken steps to improve its profitability going forward. The sale of the personal care ester product line is expected to lead to improved results from the Company’s Maywood, New Jersey plant. Last year’s downsizing and anticipated volume growth should lead to improved profit in Europe. Management has negotiated a new labor agreement for the Company’s largest manufacturing site in Millsdale, Illinois. The new agreement includes freezing the current defined benefit plan and adding a defined contribution plan for the affected employees. This change is consistent with those implemented in 2006 for most of the U.S. workforce. One-time costs associated with the retirement plan changes estimated at $1.4 million pretax will be incurred in the third quarter. Plans to expand biodiesel capacity are on hold pending improved profitability. The Company has recently introduced several new technologies to the market, which should favorably impact earnings in 2008, including a next generation polyol. For the current year, management believes the Company is on track to deliver significant improvement over 2006 results.

CRITICAL ACCOUNTING POLICIES

There have been no changes to the critical accounting policies disclosed in the Company’s 2006 Annual Report on Form 10-K.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2007, the Company adopted Financial Accounting Standards Board Interpretation 48, Accounting for Uncertainty in Income Taxes. See Note 12 to the consolidated financial statements, included in Part I, Item I, for the effect that adoption of the interpretation had on the Company’s financial statements. Also, see Note 14 to the consolidated financial statement, for information on recent accounting pronouncements that may affect the Company.

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

Item 1—Legal Proceedings

Maywood, New Jersey Site

The Company’s property in Maywood, New Jersey and property formerly owned by the Company adjacent to its current site and other nearby properties (Maywood site) were listed on the National Priorities List in September 1993 pursuant to the provisions of CERCLA because of certain alleged chemical contamination. Pursuant to an Administrative Order on Consent entered into between USEPA and the Company for property formerly owned by the Company, and the issuance of an order by USEPA to the Company for property currently owned by the Company, the Company completed a Remedial Investigation Feasibility Study (RI/FS) in 1994. The Company submitted the Draft Final FS for Soil and Source Areas (Operable Unit 1) in September 2002. In addition, the Company submitted the Draft Final FS for Groundwater (Operable Unit 2) in June 2003 and also submitted additional information regarding groundwater in May 2007. The Company is awaiting the issuance of a Record of Decision (ROD) from USEPA relating to the Maywood site and the proposed chemical remediation. The final ROD will be issued sometime after a public comment period.

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

In addition, under the terms of a settlement agreement reached on November 12, 2004, the United States Department of Justice and the Company agreed to fulfill the terms of a Cooperative Agreement reached in 1985 under which the United States will take title to and responsibility for radioactive waste removal at the Maywood site, including past and future remediation costs incurred by the United States

Ewan, D’Imperio and Lightman Drum Company Sites

During the mid-1970’s, Jerome Lightman and the Lightman Drum Company disposed of hazardous substances at several sites in New Jersey. The Company has been named as a potentially responsible party (PRP) in the case United States v. Lightman (1:92-cv-4710 D.N.J.), which involves the D’Imperio Superfund Site and the Ewan Superfund Site, both located in New Jersey. In the second quarter of 2007, the Company reached an agreement with respect to the past costs and future allocation percentage in said litigation for costs related to the D’Imperio Superfund Site, including costs to comply with USEPA’s Unilateral Administrative Orders, as well as for the past costs and allocation percentage at the Ewan Superfund Site. On a related matter and as a condition of settlement, the Company will dismiss its appeal currently pending in the United States Third Circuit Court of Appeals objecting to the lodging of a partial consent decree in favor of the United States Government in this litigation. Under the partial consent decree, the government recovered past costs at the D’Imperio Superfund Site from all PRPs including the Company. The Company paid its assessed share but will not seek to recover the sums it paid now that the settlement is finalized. The resolution of the Company’s liability for this litigation will not have a material impact on the financial position, results of operations or cash flows of the Company.

In addition to the Ewan and D’Imperio Superfund Sites, the Company received a Section 104(e) Request for Information from USEPA dated March 21, 2000, regarding the Lightman Drum Company Site located in Winslow Township, New Jersey. The Company responded to this request on May 18, 2000. In addition, the Company received a Notice of Potential Liability and Request to Perform RI/FS dated June 30, 2000, from USEPA. The Company decided that it will participate in the performance of the RI/FS as a member of the Lightman Yard PRP Group. Due to the addition of other PRPs, the Company allocation percentage decreased. However, the allocation has not yet been finalized by the Lightman Yard PRP Group. The PRPs who agreed to conduct the interim remedial action will enter into an Administrative Settlement Agreement and Order on Consent for Removal Action with USEPA, and these PRPs will also enter into a Supplemental Lightman Yard Participation and Interim Funding Agreement to fund the agreed upon removal action. Both of these agreements are currently being negotiated. When the agreements are finalized, the Company will pay a soil removal assessment, which is not expected to have a material impact on the financial position, results of operations or cash flows of the Company.

The Company believes that based on current information it has adequate reserves for the Jerome Lightman-related environmental sites.

Wilmington Site

The Company is currently contractually obligated to contribute to the response costs associated with the Company’s formerly-owned site at 51 Eames Street, Wilmington, Massachusetts. Remediation at this site is being managed by its current owner to whom the Company sold the property in 1980. Under the agreement, once total site remediation costs exceed certain levels, the Company is obligated to contribute up to five percent of future response costs associated with this site with no limitation on the ultimate amount of contributions. To date, the Company has paid the current owner $1.4 million for the Company’s portion of environmental response costs through the first quarter of 2007 (the current owner of the site bills the Company one calendar quarter in arrears). At June 30, 2007, the Company’s reserve is $1.1 million for current and future claims associated with this site. Depending on the ultimate cost of the remediation at this site, the amount for which the Company is liable could differ from the current estimates.

In addition, in response to the special notice letter received by the PRPs in June 2006 from USEPA seeking performance of an RI/FS at the site, certain PRPs, including the Company, signed an Administrative Settlement Agreement and Order on Consent for the RI/FS.

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

As a result of the settlement for the case regarding alleged personal injury claims, the company recorded a fourth quarter 2006 charge of $3.0 million for this settlement. The settlement amount was paid in the first quarter of 2007 and the case has been dismissed.

The Company believes that based on current information it has adequate reserves for the claims related to this site.

Other Sites

The Company has been named as a de minimis PRP at other sites, and as such the Company believes that a resolution of its liability will not have a material impact on the financial position, results of operations or cash flows of the Company.

Item 1A—Risk Factors

There have been no material changes from the risk factors disclosed in the Company’s 2006 Annual Report on Form 10-K.

Item 2.—Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None

Item 3—Defaults Upon Senior Securities

None

Item 4—Submission of Matters to a Vote of Security Holders

None

Item 5—Other Information

None

Item 6—Exhibits

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
Date: August 3, 2007

/s/ J. E. Hurlbutt
J. E. Hurlbutt
Vice President—Finance