Form 10-Q
period 2007-09-30
STEPAN CO
filed 2007-11-02
CIK 94049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2007
Common Stock, $1 par value	9,284,103 Shares

Part I	FINANCIAL INFORMATION

Item 1 - Financial Statements

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Unaudited

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands, except per share amounts)	2007	2006	2007	2006
Net Sales	$338,398	$302,773	$987,558	$884,418
Cost of Sales	303,530	266,877	879,607	782,944

Gross Profit	34,868	35,896	107,951	101,474
Operating Expenses:
Marketing	8,899	8,876	26,940	25,874
Administrative	9,748	7,858	28,979	28,807
Research, development and technical services	7,983	7,885	23,566	22,378

	26,630	24,619	79,485	77,059

Sale of product line (Note 8)	35	—	(4,255)	—
Goodwill impairment charge (Note 9)	—	—	3,467	—

Operating Income	8,203	11,277	29,254	24,415

Other Income (Expenses):
Interest, net	(2,395)	(2,333)	(7,218)	(6,573)
Loss from equity in joint venture	(66)	(134)	(202)	(237)
Other, net (Note 12)	(1,187)	308	(1,740)	82

	(3,648)	(2,159)	(9,160)	(6,728)

Income Before Provision for Income Taxes and Minority Interest	4,555	9,118	20,094	17,687
Provision for Income Taxes	1,457	3,105	6,656	5,623
Minority Interest	12	(78)	(72)	(153)

Net Income	$3,086	$6,091	$13,510	$12,217

Net Income Per Common Share (Note 6):
Basic	$0.31	$0.64	$1.39	$1.28

Diluted	$0.31	$0.61	$1.34	$1.23

Shares Used to Compute Net Income Per Common Share (Note 6):
Basic	9,325	9,168	9,306	9,113

Diluted	10,119	9,982	10,092	9,918

Dividends per Common Share	$0.2050	$0.2000	$0.6150	$0.6000

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(Dollars in thousands)	September 30, 2007	December 31, 2006
Assets
Current Assets:
Cash and cash equivalents	$6,517	$5,369
Receivables, net	186,144	160,525
Inventories (Note 3)	94,090	82,837
Deferred income taxes	9,953	10,362
Other current assets	9,000	9,376

Total current assets	305,704	268,469

Property, Plant and Equipment:
Cost	897,643	859,710
Less: accumulated depreciation	667,301	634,106

Property, plant and equipment, net	230,342	225,604

Goodwill, net (Note 9)	4,540	7,841

Other intangible assets, net	6,655	7,360

Other non-current assets	36,138	36,781

Total assets	$583,379	$546,055

Liabilities and Stockholders’ Equity
Current Liabilities:
Current maturities of long-term debt (Note 11)	$28,076	$23,761
Accounts payable	127,038	108,084
Accrued liabilities	44,775	48,650

Total current liabilities	199,889	180,495

Deferred income taxes	920	2,046

Long-term debt, less current maturities (Note 11)	110,983	107,403

Other non-current liabilities	68,862	74,574

Commitments and Contingencies (Note 4)

Minority Interest	703	751

Stockholders’ Equity:
5-1/2% convertible preferred stock, cumulative, voting without par value; authorized 2,000,000 shares; issued and outstanding 570,854 shares in 2007 and 575,854 shares in 2006	14,271	14,321
Common stock, $1 par value; authorized 30,000,000 shares; issued 10,425,132 shares in 2007 and 10,342,762 shares in 2006	10,425	10,343
Additional paid-in capital	36,459	33,553
Accumulated other comprehensive loss	(3,231)	(14,292)
Retained earnings (unrestricted approximately $38,835 in 2007 and $32,219 in 2006) (Note 12)	168,879	161,184
Less: Treasury stock, at cost 1,147,460 shares in 2007 and 1,134,958 in 2006	(24,781)	(24,323)

Stockholders’ equity	202,022	180,786

Total liabilities and stockholders’ equity	$583,379	$546,055

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Nine Months Ended September 30
(Dollars in thousands)	2007	2006
Cash Flows From Operating Activities
Net income	$13,510	$12,217
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,960	29,078
Deferred compensation	1,519	1,901
Deferred income taxes	1,298	(1,726)
Goodwill impairment charge	3,467	—
Gain on sale of product line	(4,255)	—
Other non-cash items	(177)	114
Changes in assets and liabilities:
Receivables, net	(16,248)	(21,473)
Inventories	(8,846)	(11,916)
Other current assets	(224)	(1,226)
Accounts payable and accrued liabilities	14,171	4,459
Pension liabilities	(3,394)	(2,220)
Environmental and legal liabilities	(5,214)	34
Deferred revenues	(101)	(446)
Excess tax benefit from stock options	(290)	(531)

Net Cash Provided By Operating Activities	23,176	8,265

Cash Flows From Investing Activities
Expenditures for property, plant and equipment	(29,326)	(30,221)
Proceeds from sale of product line	6,200	—
Other non-current assets	(345)	(35)

Net Cash Used In Investing Activities	(23,471)	(30,256)

Cash Flows From Financing Activities
Revolving debt and notes payable to banks, net	13,620	19,586
Other debt borrowings	264	1,573
Other debt repayments	(7,753)	(7,537)
Dividends paid	(6,282)	(6,064)
Stock option exercises	1,026	2,739
Excess tax benefit from stock options	290	531
Other, net	(96)	(200)

Net Cash Provided By Financing Activities	1,069	10,628

Effect of Exchange Rate Changes on Cash	374	6

Net Increase (Decrease) in Cash and Cash Equivalents	1,148	(11,357)
Cash and Cash Equivalents at Beginning of Period	5,369	16,641

Cash and Cash Equivalents at End of Period	$6,517	$5,284

Supplemental Cash Flow Information
Cash payments of income taxes, net of refunds	$7,704	$5,692

Cash payments of interest	$6,896	$6,125

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

Unaudited

1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements included herein have been prepared by Stepan Company (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate and make the information presented not misleading. In the opinion of management, all normal recurring adjustments necessary to present fairly the condensed consolidated financial position of the Company as of September 30, 2007, and the condensed consolidated results of operations for the three and nine months then ended and cash flows for the nine months then ended have been included. These financial statements and related footnotes should be read in conjunction with the financial statements and related footnotes included in the Company’s 2006 Form 10-K.

2.	STOCK-BASED COMPENSATION

The Company has stock options outstanding under its 1992 Stock Option Plan and stock options and stock awards outstanding under its 2000 Stock Option Plan and its 2006 Incentive Compensation Plan. Compensation expense charged against income for all plans was $274,000 and $757,000, respectively, for the three and nine months ended September 30, 2007, compared to $102,000 and $298,000, respectively, for the three and nine months ended September 30, 2006. Unrecognized compensation cost for stock options and stock awards was $688,000 and $667,000, respectively, at September 30, 2007, compared to $370,000 and $314,000, respectively, at December 31, 2006. The period-to-period increases in compensation expense and the increases in unrecognized compensation costs since December 31, 2006, resulted primarily from first quarter 2007 grants of 113,600 stock options and 90,000 stock awards made under the Company’s 2006 Incentive Compensation Plan. The unrecognized compensation expense at September 30, 2007, is expected to be recognized over weighted average periods of 1.2 years and 1.9 years for stock options and stock awards, respectively.

3.	INVENTORIES

Inventories comprise the following:

(Dollars in thousands)	September 30, 2007	December 31, 2006
Finished products	$62,430	$56,128
Raw materials	31,660	26,709

Total inventories	$94,090	$82,837

Inventories are primarily priced using the last-in, first-out inventory valuation method. If the first-in, first-out inventory valuation method had been used for all inventories, inventory balances would have been approximately $29,080,000 and $24,555,000 higher than reported at September 30, 2007, and December 31, 2006, respectively.

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

The Company has estimated a range of possible environmental and legal losses from $9.0 million to $38.0 million at September 30, 2007. At September 30, 2007, the Company’s accrued liability for such losses, which represents the Company’s best estimate within the estimated range of possible environmental and legal losses, was $17.2 million compared to $22.1 million at December 31, 2006. The December 31, 2006, to September 30, 2007, reduction in the accrued liability balance for environmental and legal losses resulted primarily from the payments made for the previously disclosed personal injury settlement related to the Company’s formerly owned site in Wilmington, Massachusetts and the settlements reached with respect to the D’Imperio and Ewan Superfund Sites.

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

Following are summaries of the material contingencies at September 30, 2007:

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

Ewan, D’Imperio and Lightman Drum Company Sites

During the mid-1970’s, Jerome Lightman and the Lightman Drum Company disposed of hazardous substances at several sites in New Jersey. The Company has been named as a potentially responsible party (PRP) in the case United States v. Lightman

(1:92-cv-4710 D.N.J.), which involved the D’Imperio Superfund Site and the Ewan Superfund Site, both located in New Jersey. In the second quarter of 2007, the Company reached an agreement with respect to the past costs and future allocation percentage in said litigation for costs related to the D’Imperio Superfund Site, including costs to comply with USEPA’s Unilateral Administrative Orders, as well as for the past costs and allocation percentage at the Ewan Superfund Site. The Company paid the settlement amount in the third quarter of 2007. On a related matter and as a condition of settlement, the Company dismissed its appeal currently pending in the United States Third Circuit Court of Appeals objecting to the lodging of a partial consent decree in favor of the United States Government in this litigation. Under the partial consent decree, the government recovered past costs at the D’Imperio Superfund Site from all PRPs including the Company. The Company paid its assessed share but will not seek to recover the sums it paid now that the settlement is finalized.

In addition to the Ewan and D’Imperio Superfund Sites, the Company received a Section 104(e) Request for Information from USEPA dated March 21, 2000, regarding the Lightman Drum Company Site located in Winslow Township, New Jersey. The Company responded to this request on May 18, 2000. In addition, the Company received a Notice of Potential Liability and Request to Perform RI/FS dated June 30, 2000, from USEPA. The Company decided that it will participate in the performance of the RI/FS as a member of the Lightman Yard PRP Group. Due to the addition of other PRPs, the Company’s allocation percentage decreased. However, the allocation has not yet been finalized by the Lightman Yard PRP Group. The PRPs who agreed to conduct the interim remedial action will enter into an Administrative Settlement Agreement and Order on Consent for Removal Action with USEPA, and these PRPs will also enter into a Supplemental Lightman Yard Participation and Interim Funding Agreement to fund the agreed upon removal action. Both of these agreements are currently being negotiated. When the agreements are finalized, the Company will pay for a soil removal assessment, which is not expected to have a material impact on the financial position, results of operations or cash flows of the Company.

The Company believes that based on current information it has adequate reserves for the Jerome Lightman-related environmental sites.

Wilmington Site

The Company is currently contractually obligated to contribute to the response costs associated with the Company’s formerly-owned site at 51 Eames Street, Wilmington, Massachusetts. Remediation at this site is being managed by its current owner to whom the Company sold the property in 1980. Under the agreement, once total site remediation costs exceed certain levels, the Company is obligated to contribute up to five percent of future response costs associated with this site with no limitation on the ultimate amount of contributions. To date, the Company has paid the current owner $1.4 million for the Company’s portion of environmental response costs through the second quarter of 2007 (the current owner of the site bills the Company one calendar quarter in arrears). At September 30, 2007, the Company’s reserve is $1.1 million for current and future claims associated with this site. Depending on the ultimate cost of the remediation at this site, the amount for which the Company is liable could differ from the current estimates.

In addition, in response to the special notice letter received by the PRPs in June 2006 from USEPA seeking performance of an RI/FS at the site, certain PRPs, including the Company, signed an Administrative Settlement Agreement and Order on Consent for the RI/FS effective July 2007.

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

Defined Benefit Pension Plans

Millsdale/Anaheim Hourly Defined Pension Plan

In July 2007, the hourly workers at the Company’s Millsdale plant in Elwood, Illinois, ratified a new union contract, which resulted in an amendment to the Stepan Company Retirement Plan for Millsdale Hourly and Anaheim Hourly Employees (the “Plan”), a defined benefit pension plan. The amendment was effective July 16, 2007. The Millsdale portion of the Plan was frozen at August 31, 2007, and, as a result, accruals for service benefits ceased as of that date. In addition, no new Millsdale union employees are eligible to participate in the Plan. Benefits earned through August 31, 2007, are available to participants when they retire, in accordance with the terms of the Plan. The amendment also increased the multiplier that is used in the formula to compute the benefit due a Millsdale union participant. The Plan changes had no impact on current retirees, former employees with vested benefits, or Anaheim union participants. As of August 1, 2007, the Company established a defined contribution plan for the Millsdale union workers that has a fixed Company contribution rate of four percent of base wages. In addition, the Company agreed to a supplemental transition benefit.

As a result of the amendment, the Company remeasured the obligations and assets of the Plan as of July 2007. With the exception of the discount rate, which was increased from 6.00 percent to 6.25 percent, the assumptions used in the remeasurement of the pension plan obligations were the same as those used in the December 31, 2006, measurement, as disclosed in the Company’s 2006 Annual Report on Form 10-K. The amendment resulted in a $1,325,000 curtailment loss that was recognized as a component of the net periodic benefit cost recorded for the three-month period ended September 30, 2007. At the time of remeasurement, the funded status of the plan was an excess of plan obligations over plan assets of $2,166,000 compared to $2,913,000 at December 31, 2006.

Components of Net Periodic Benefit Cost

	UNITED STATES
	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Service cost	$56	$43	$325	$1,666
Interest cost	1,579	1,489	4,721	4,568
Expected return on plan assets	(1,836)	(1,676)	(5,483)	(5,016)
Amortization of prior service cost	19	49	117	171
Amortization of net loss	304	311	920	1,124
Curtailment loss	1,325	—	1,325	392

Net periodic benefit cost	$1,447	$216	$1,925	$2,905

	UNITED KINGDOM
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands)	2007	2006	2007	2006
Service cost	$—	$—	$—	$409
Interest cost	246	225	726	637
Expected return on plan assets	(244)	(210)	(720)	(566)
Amortization of net loss	—	9	—	75

Net periodic benefit cost	$2	$24	$6	$555

Employer Contributions

U.S. Plans

The Company expects to contribute approximately $4,931,000 to its U.S. qualified defined benefit pension plans in 2007 and to pay $108,000 in 2007 related to its unfunded non-qualified plans. As of September 30, 2007, $4,931,000 had been contributed to the qualified plans and $89,000 had been paid related to the non-qualified plans.

U.K. Plan

Stepan UK Limited expects to contribute approximately $427,000 to its defined benefit pension plan in 2007. As of September 30, 2007, $286,000 had been contributed to the plan.

Defined Contribution Plans

Defined contribution plan expense for the Company’s retirement savings plans was $1,125,000 and $3,183,000, respectively, for the three and nine months ended September 30, 2007 and $1,017,000 for the three and nine months ended September 30, 2006. The Company began sponsoring defined contribution retirement savings plans on July 1, 2006.

Expenses related to the Company’s profit sharing plan were $75,000 and $725,000, respectively, for the three and nine months ended September 30, 2007, compared to $300,000 and $800,000, respectively, for the three and nine months ended September 30, 2006.

6.	EARNINGS PER SHARE

Below is the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2007 and 2006.

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands, except per share amounts)	2007	2006	2007	2006
Computation of Basic Earnings per Share
Net income	$3,086	$6,091	$13,510	$12,217
Deduct dividends on preferred stock	(197)	(197)	(591)	(592)

Income applicable to common stock	$2,889	$5,894	$12,919	$11,625
Weighted-average number of common shares outstanding	9,325	9,168	9,306	9,113

Basic earnings per share	$0.31	$0.64	$1.39	$1.28

Computation of Diluted Earnings per Share
Net income	$3,086	$6,091	$13,510	$12,217

Weighted-average number of common shares outstanding	9,325	9,168	9,306	9,113
Add net shares issuable from assumed exercise of options (under treasury stock method) (1)	141	160	132	150
Add weighted-average shares issuable from assumed conversion of convertible preferred stock	653	654	654	655

Shares applicable to diluted earnings	10,119	9,982	10,092	9,918

Diluted earnings per share	$0.31	$0.61	$1.34	$1.23

(1)      Options to purchase 247,768 and 248,701 shares of common stock were not included in the computations of diluted earnings per share for the three and nine months ended September 30, 2007, respectively, because the options’ exercise prices were greater than the average market price for the common stock and their effect would have been antidilutive. For the same reason, options to purchase 136,913 and 140,456 shares of common stock were not included in the computations of earnings per share for the three and nine months ended September 30, 2006, respectively.

7.	COMPREHENSIVE INCOME

Comprehensive income includes net income and all other non-shareholder changes in equity that are not reported in net income. Below is the Company’s comprehensive income for the three and nine months ended September 30, 2007 and 2006.

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands)	2007	2006	2007	2006
Net income	$3,086	$6,091	$13,510	$12,217
Other comprehensive income:
Foreign currency translation gain	3,780	926	9,057	3,978
Unrealized gain on securities, net of tax	349	82	714	152
Pension liability adjustments, net of tax	852	—	1,290	560

Comprehensive income	$8,067	$7,099	$24,571	$16,907

8.	GAIN ON SALE OF PRODUCT LINE

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

For the three months ended September 30, 2007, the Company recorded an additional $35,000 in severance expenses, primarily for severance accruals for employees who will remain on the workforce until HallStar can successfully transfer the manufacture of the specialty esters to its own facilities. It is anticipated that an additional $30,000 of severance expense will be recorded in the final quarter of 2007. As of September 30, 2007, the pretax gain on the sale of the specialty esters product line was $4,255,000.

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

The Company has three reportable segments: surfactants, polymers and specialty products. Segment operating results for the three and nine months ended September 30, 2007 and 2006 are summarized below:

(Dollars in thousands)	Surfactants		Polymers	Specialty Products	Segment Totals
For the three months ended September 30, 2007
Net sales	$243,196		$86,301	$8,901	$338,398
Operating income	6,371		6,104	2,433	14,908

For the three months ended September 30, 2006
Net sales	$221,687		$73,725	$7,361	$302,773
Operating income	9,290		6,696	1,121	17,107

For the nine months ended September 30, 2007
Net sales	$722,437		$239,875	$25,246	$987,558
Operating income	21,495	(1)	22,725	5,663	49,883

For the nine months ended September 30, 2006
Net sales	$666,053		$196,606	$21,759	$884,418
Operating income	21,397		21,989	3,303	46,689
(1) Includes $4.3 million gain on sale of product line and $3.5 million goodwill impairment charge.

Below are reconciliations of segment operating income to consolidated income before income taxes and minority interest:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands)	2007	2006	2007	2006
Operating income segment totals	$14,908	$17,107	$49,883	$46,689
Unallocated corporate expenses	(6,705)	(5,830)	(20,629)	(22,274)
Interest expense, net	(2,395)	(2,333)	(7,218)	(6,573)
Loss from equity in joint venture	(66)	(134)	(202)	(237)
Other, net	(1,187)	308	(1,740)	82

Consolidated income before income taxes and minority interest	$4,555	$9,118	$20,094	$17,687

11.	DEBT

Debt comprises the following:

(Dollars in thousands)	Maturity Dates	September 30 2007	December 31 2006
Unsecured private placement notes
5.69%	2012-2018	$40,000	$40,000
6.86%	2009-2015	30,000	30,000
6.59%	2007-2012	16,364	16,364
7.77%	2008	2,727	5,455
Unsecured U.S. bank debt	2011	16,500	9,400

Debt of foreign subsidiaries
Secured bank term loans, foreign currency	2007-2010	15,306	18,737
Other, foreign currency	2007-2015	18,162	11,208

Total Debt		139,059	131,164
Less current maturities		28,076	23,761

Long-term debt		$110,983	$107,403

The various loan agreements contain provisions, which, among others, require maintenance of certain financial ratios and place limitations on additional debt, investments and payment of dividends. The Company is in compliance with its loan agreements.

12.	OTHER, NET

Other, net in the consolidated statements of income included the following:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands)	2007	2006	2007	2006
Foreign exchange gain (loss)	$(1,244)	$204	$(2,103)	$(258)
Investment related income	57	104	363	340

Other, net	$(1,187)	$308	$(1,740)	$82

The changes in foreign exchange gains/losses reflected the sharp decline in the U.S. dollar in relation to other foreign currencies. The majority of the 2007 exchange loss related to the re-valuation of dollar-denominated receivables held by the Company’s Canadian subsidiary.

13.	INCOME TAXES

In January 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation 48 (FIN 48), Accounting for Uncertainty in Income Taxes. As a result of the implementation, the Company recognized a $467,000 decrease to liabilities for uncertain tax positions. As required by FIN 48, this decrease was accounted for as an adjustment to the January 1, 2007, balance of retained earnings on the balance sheet. Including the cumulative effect decrease, the Company had approximately $1,599,000 of total unrecognized tax benefits at January 1, 2007. This liability included an estimate of interest and penalties. Of the total liability for unrecognized tax benefits, $1,392,000 (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the Company’s effective income tax rate in any future period. As of September 30, 2007, unrecognized tax benefits totaled $1,622,000. Of this liability, approximately $1,385,000 (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the Company’s effective income tax rate in any future periods.

The Company elected to include interest and penalty amounts within the tax provision. The total amount of accrued interest and penalties as of the date of adoption was $374,000. For the nine months ended September 30, 2007, an additional $56,000 of interest and penalties were recorded.

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The Company is not subject to U.S. federal income tax examinations by tax authorities for years before 2003. Some foreign jurisdictions and various U.S. states jurisdictions may be subject to examination back to 2001.

The effective tax rate decreased to 32.0 percent for the quarter ended September 30, 2007, compared to 34.1 percent for the quarter ended September 30, 2006, primarily due to increased tax credits recognized in 2007. The year-to-date effective tax rate rose to 33.1 percent compared to 31.8 percent in the prior year. The increase was attributable to the goodwill impairment charge of $3,467,000 (see Note 9), which is not tax deductible.

Partially offsetting this increase was a $711,000 reduction in the German valuation allowance based on recent and forecast improvement in the German taxable income. As a result, 100 percent of the remaining German tax loss carryforward has been recognized.

14.	CLAIMS SETTLEMENT INCOME

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

15.	RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements. This statement defines fair value, provides a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The guidance in the new standard is applicable in circumstances where other accounting pronouncements mandate or permit fair value measurements. SFAS No. 157, which is effective for financial statements issued for fiscal years beginning after November 15, 2007, does not require any new fair value measurements. However, application of the new standard may alter an entity’s current practice. The Company is in the process of determining the effect, if any, that adoption of SFAS No. 157 will have on its financial position, cash flows and results of operations.

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

Overview

The Company produces and sells intermediate chemicals that are used in a wide variety of applications worldwide. The overall business comprises three reportable segments:

•

Surfactants – Surfactants, which accounted for 73 percent of consolidated net sales for the first three quarters of 2007, are principal ingredients in consumer and industrial cleaning products such as detergents for washing clothes, dishes, carpets, floors and walls, as well as shampoos, lotions, fabric softeners, toothpastes and cosmetics. Other applications include biodiesel, germicidal quaternary compounds, lubricating ingredients, emulsifiers (for spreading agricultural products) and plastics and composites. Surfactants are manufactured at six North American sites (five in the U.S. and one in Canada), three European sites (United Kingdom, France and Germany) and three Latin American sites (Mexico, Brazil and Colombia). Stepan also owns 50 percent of a surfactant joint venture in the Philippines, which is not included in consolidated results or in the surfactant segment results, as it is accounted for under the equity method.

•

Polymers – Polymers, which accounted for 24 percent of consolidated net sales for the first three quarters of 2007, include three primary product lines: phthalic anhydride, polyols and polyurethane systems. Phthalic anhydride is used in polyester alkyd resins and plasticizers for applications in construction materials and components of automotive, boating and other consumer products. Polyols are used in the manufacture of laminate insulation board for the construction industry and are also sold to the appliance, flexible foam, coatings, adhesives, sealants and elastomers markets. Polyurethane systems provide thermal insulation and are sold to the construction, industrial and appliance markets. In the U.S., polymer product lines are manufactured at its Millsdale, Illinois, site. Polyols are also manufactured at the Company’s Wesseling (Cologne), Germany facility, as well as at its 55 percent-owned joint venture in Nanjing, China (which is included in consolidated results). The Company also has a polymer organization in Brazil that does not include manufacturing facilities.

•

Specialty Products – Specialty products, which accounted for 3 percent of consolidated net sales for the first three quarters of 2007, include flavors, emulsifiers and solubilizers used in the food and pharmaceutical industries. Specialty products are manufactured primarily at its Maywood, New Jersey, site.

Two events having significant effects on the Company’s year-to-date results of operations occurred in the second quarter of 2007: the sale of the Company’s specialty esters product line and the impairment of the goodwill related to the Company’s United Kingdom subsidiary (Stepan UK). The following is a discussion of those two events:

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

Goodwill Impairment

As required by SFAS No. 142, Goodwill and Other Intangible Assets, the Company performs an annual impairment test of goodwill. The Company performs its test during the second calendar quarter of each year. The first step of the goodwill impairment test is to compare each reporting unit’s net book value to its fair value. If fair value exceeds net book value then no impairment is indicated, and no further steps must be performed. The 2007 test identified that the book value of Stepan UK, a reporting unit of the Company’s surfactants segment, exceeded its fair value. The fair value of Stepan UK was estimated by applying a discounted cash flow method to the projected cash flows of Stepan UK. Because the first step of the test indicated a potential impairment of goodwill, a second step was required to determine the amount, if any, of the impairment. The second step compares the implied fair value of goodwill (i.e., the reporting unit’s fair value less the fair value of the reporting unit’s net assets, excluding goodwill) to the book value of goodwill. If the book value of goodwill exceeds the implied fair value of goodwill, an impairment loss is recognized in the amount of the excess. Upon completion of the second step, the Company determined that the impairment loss for Stepan UK was $3.5 million, the entire amount of goodwill on Stepan UK’s books. The $3.5 million non-cash goodwill impairment loss was recorded in the three month period ended June 30, 2007.

The goodwill impairment reflected an estimated reduction in the fair value of Stepan UK’s business as a result of the increased risk of attaining the forecasted future cash flows. The increased risk is attributed to increases in sales volume expected from the shutdown of a competitor not materializing to the degree originally anticipated, coupled with lower than expected margins.

No impairment of goodwill related to other Company reporting units was indicated by the annual test.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2007 and 2006

Summary

Net income for the third quarter of 2007 declined 49 percent to $3.1 million, or $0.31 per diluted share, compared to $6.1 million, or $0.61 per diluted share, for the third quarter of 2006. Pretax income was down $4.6 million, or 50 percent, from quarter to quarter. Gross profit was down $1.0 million between quarters. Third quarter 2007 gross profit was negatively affected by $1.3 million of curtailment expense resulting from freezing the Millsdale portion of the Company’s Millsdale/Anaheim defined benefit pension plan. Operating expenses increased $2.1 million, due principally to a $1.6 million increase in deferred compensation expense. A $1.4 million increase in foreign exchange losses also negatively affected pretax income. The value of the U.S. dollar fell sharply relative to the value of other foreign currencies. A majority of the exchange loss related to the re-valuation of dollar-denominated receivables held by the Company’s Canadian subsidiary. Below is a summary discussion of the major factors leading to the quarter-to-quarter changes in net sales, profits and expenses. A detailed discussion of segment operating performance for the third quarter of 2007 follows the summary.

Consolidated net sales for the third quarter of 2007 were $35.6 million, or 12 percent, higher than third quarter 2006 consolidated net sales. All reportable segments reported net sales increases. A nine percent improvement in average selling prices and the favorable effects of currency translation accounted for approximately $28.1 million and $8.0 million, respectively, of the net sales increase. Consolidated sales volume was down less than one percent between quarters, as reduced sales volume for surfactants offset sales volume improvements for polymers and specialty products. Average selling prices improved due primarily to the pass through of raw material price increases.

Third quarter 2007 operating income was $3.1 million, or 27 percent, lower than third quarter 2006 operating income. Gross profit declined $1.0 million, or three percent, while operating expenses increased $2.1 million, or eight percent. The above-noted pension curtailment expense negatively impacted gross profit for the third quarter of 2007. Both the surfactants and polymers segments reported quarter-to-quarter declines in gross profit. Lower sales volume for North American surfactants operations and higher raw material costs, particularly for biodiesel products, led to the decline in surfactants gross profit. Phthalic Anhydride production problems and higher raw material costs for North American polyols caused the decline in polymers gross profit, despite an increase in sales volume. Gross profit for the specialty products segment was up between quarters due to sales volume improvement.

The eight percent quarter-to-quarter increase in operating expenses was attributable primarily to the $1.6 million increase in deferred compensation expense, which is included in administrative expenses. Operating expenses also included $0.5 million of costs related to registration and testing fees for the Company’s biocide products that are sold in Europe.

Other expense increased $1.5 million, or 69 percent, from quarter-to-quarter. Other, net, which includes foreign exchange gains and losses and investment related income and expense, was $1.2 million of expense for the third quarter of 2007 compared to $0.3 million of income for the same period of 2006. Foreign exchange losses were up $1.4 million between quarters, while investment income was down $0.1 million. As noted earlier, the significant change in foreign exchange losses resulted from the sharp decline in the U.S. dollar in relation to other foreign currencies.

The effective tax rate was 32.0 percent for the third quarter ended September 30, 2007, compared to 34.1 percent for the third quarter ended September 30, 2006. The decline in the effective tax rate was primarily attributable to increased tax credits recognized in 2007.

Segment Results

(Dollars in thousands)	Surfactants	Polymers	Specialty Products	Segment Results	Corporate	Total
For the three months ended September 30, 2007
Net sales	$243,196	$86,301	$8,901	$338,398	—	$338,398
Operating income	6,371	6,104	2,433	14,908	(6,705)	8,203

For the three months ended September 30, 2006
Net sales	$221,687	$73,725	$7,361	$302,773	—	$302,773
Operating income	9,290	6,696	1,121	17,107	(5,830)	11,277

Surfactants

Surfactants net sales for the third quarter of 2007 increased $21.5 million, or 10 percent, over net sales for the third quarter of 2006. An eight percent increase in average selling prices and the favorable effects of foreign currency translations accounted for approximately $18.3 million and $6.4 million, respectively, of the quarter-to-quarter change. Sales volume declined one percent between quarters, which reduced the net sales growth by about $3.2 million. A quarter-to-quarter comparison of net sales by region follows:

	Three Months Ended
(Dollars in thousands)	September 30, 2007	September 30, 2006	Increase / (Decrease)	Percent Change
North America	$160,500	$154,722	$5,778	+4
Europe	57,334	46,508	10,826	+23
Latin America	25,362	20,457	4,905	+24

Total Surfactants Segment	$243,196	$221,687	$21,509	+10

For North American operations, a seven percent increase in average selling prices and the favorable effects of foreign currency translation accounted for $10.4 million and $0.9 million, respectively, of the increase in net sales. A four percent drop in sales volume reduced the net sales increase by $5.5 million. The higher average selling prices reflected price increases across all major product lines implemented over a period of time aimed at continuing to recover increasing raw material costs. The majority of the sales volume decline was attributable to a 14 percent decrease in biodiesel product sales volume and a 12 percent decrease in U.S. personal care products sales volume. Weaker demand for biodiesel products led to the quarter-to-quarter decline in the Company’s biodiesel sales volume. Loss of some business due to price competition caused the decline in personal care sales volume.

Surfactant sales for European operations rose $10.8 million. Approximately $3.4 million of the increase was attributable to a seven percent increase in average selling prices, while the favorable effects of foreign currency translation accounted for $4.2 million of the increase. Sales volume was up seven percent from quarter to quarter and accounted for $3.2 million of the net sales growth. A more favorable mix of sales along with selling price increases, particularly for Stepan UK, led to the higher average selling prices. The foreign currency translation effect resulted from the strengthening of the European euro and the British pound sterling against the U.S. dollar. Higher volumes of laundry and cleaning products caused the seven percent sales volume improvement.

For Latin American operations, a 19 percent increase in average selling prices and the effects of foreign currency translation accounted for $3.9 million and $1.4 million, respectively, of the increase in net sales. Sales volume was down two percent between quarters, which reduced the net sales increase by $0.4 million. All three Latin American subsidiaries reported higher net sales. Selling price increases aimed at passing on raw material cost increases coupled with a more favorable mix of sales led to the increase in average selling prices.

Surfactants operating income for the third quarter of 2007 was down $2.9 million, or 31 percent, from operating income for the same period of 2006. Gross profit declined $1.9 million, or eight percent, driven by a decrease of biodiesel profitability. Operating expenses increased $1.0 million, or seven percent between quarters. Quarter-to-quarter comparisons of gross profit by region and total segment operating expenses and operating income follow:

	Three Months Ended
(Dollars in thousands)	September 30, 2007	September 30, 2006	Increase / (Decrease)	Percent Change
North America	$16,547	$18,718	$(2,171)	-12
Europe	3,357	2,907	450	+15
Latin America	2,142	2,337	(195)	-8

Total Surfactants Segment	$22,046	$23,962	$(1,916)	-8
Operating Expenses	15,675	14,672	1,003	+7

Operating Income	$6,371	$9,290	$(2,919)	-31

Gross profit for North American operations declined 12 percent between quarters primarily due to a decline in sales volume and an increase in raw material costs for the Company’s biodiesel products. In addition, approximately $1.0 million of the previously mentioned defined benefit pension curtailment expense was charged to North American surfactant operations. Gross profit for biodiesel products fell $3.5 million from quarter to quarter. Average biodiesel raw material costs increased more than 30 percent from quarter to quarter. Excluding biodiesel, North American surfactant gross profit rose by $1.3 million on improved sales mix and further recovery of margin previously lost to higher raw material costs.

The increase in gross profit for European operations resulted from the seven percent increase in sales volume combined with a more favorable mix of sales and the aforementioned selling price increases. Most of the gross profit improvement was attributable to Stepan UK.

Gross profit for Latin American operations declined eight percent between quarters due to higher material costs and a two percent decline in sales volume. Stepan Mexico raised selling prices on October 1.

Operating expenses for the surfactants segment were $1.0 million, or seven percent, higher in the third quarter of 2007 as compared to the third quarter of 2006. Approximately $0.4 million of the increase was attributable to the effects of foreign currency translation, as the U.S. dollar was weaker against the currencies of nearly all the foreign countries in which the Company has operations. The remainder of the operating expense increase was primarily attributable to $0.5 million in registration and testing fees for the Company’s biocide products that are sold in Europe.

Polymers

Third quarter 2007 net sales for the polymers segment increased $12.6 million, or 17 percent, over net sales for the third quarter of 2006. Higher selling prices, a five percent increase in sales volume and the favorable effects of foreign currency translation accounted for $7.0 million, $4.0 million and $1.6 million, respectively, of the net sales increase between quarters. A quarter-to-quarter comparison of net sales by region is displayed below:

	Three Months Ended
(Dollars in thousands)	September 30, 2007	September 30, 2006	Increase / (Decrease)	Percent Change
North America	$64,745	$60,200	$4,545	+8
Europe	18,903	11,281	7,622	+68
Asia and Other	2,653	2,244	409	+18

Total Polymers Segment	$86,301	$73,725	$12,576	+17

Higher selling prices, due primarily to the pass through of raw material cost increases, accounted for most of the North American net sales improvement. Sales volume increased one percent from quarter to quarter. Average selling prices were seven percent higher for the third quarter of 2007 than average selling prices for the same quarter of 2006. The polyols product line generated most of the net sales growth. Polyols sales volume increased due primarily to improved end use insulation market conditions for polyols. A decline in sales volume for phthalic anhydride (PA) largely offset the polyol volume improvement. Production problems coupled with a temporary reduction in sales volume for a large customer led to the lower PA sales volume. Sales volume for polyurethane systems was up between years.

The increase in net sales for European operations resulted from a 33 percent increase in sales volume ($3.7 million), a 17 percent increase in average selling prices ($2.5 million) and the favorable effects of foreign currency translation ($1.4 million). A stronger European roofing market and the recovery of business that was lost in prior years due to competitive pressures led to the large sales volume increase.

The increase in net sales for Asia and other regions was due to a 20 percent increase in average selling prices and the favorable effects of foreign currency translation partially offset by an eight percent decline in sales volume. The higher prices resulted from passing on raw material cost increases to customers.

Despite the five percent increase in sales volume, polymers third quarter 2007 operating income fell $0.6 million, or nine percent, from that reported for the same period of 2006. Gross profit declined $0.7 million, or seven percent, and operating expenses declined $0.1 million, or four percent. Higher raw material costs and production problems in the PA plant led to the reduced gross profit. Below are quarter-to-quarter comparisons of gross profit by region and total segment operating expenses and operating income:

	Three Months Ended
(Dollars in thousands)	September 30, 2007	September 30, 2006	Increase / (Decrease)	Percent Change
North America	$6,659	$9,810	$(3,151)	-32
Europe	3,026	826	2,200	+266
Asia and Other	244	44	200	+455

Total Polymers Segment	$9,929	$10,680	$(751)	-7
Operating Expenses	3,825	3,984	(159)	-4

Operating Income	$6,104	$6,696	$(592)	-9

The decline in gross profit for North American operations resulted primarily from production problems in the PA plant and from the continued escalation of raw material costs, which particularly affected polyol profit margins. The PA plant experienced a number of unplanned production outages in the third quarter of 2007. Further maintenance work is planned during the fourth quarter of 2007, as well as in 2008 to restore plant reliability. Other than the reduction of sales volume noted earlier, the negative impact of the outages to third quarter profits included about $0.8 million for the incremental cost of outsourcing PA and $0.7 million of higher plant costs. As mentioned previously, profits for polyols were negatively affected by higher raw material costs. Third quarter 2007 average polyol raw material costs were up about 24 percent over raw material costs for the third quarter of 2006. The raw material cost increases more than offset the effect of the 16 percent sales volume gain. Raw material increases also resulted in lower quarter-to-quarter polyurethane system gross profit.

The significant quarter-to-quarter increase in gross profit for European operations reflected the previously noted increases in polyol selling prices and sales volume. The Company expects strong demand to continue for its polyol product, but rising material costs may adversely affect profit margins.

The $0.2 million increase in gross profit for Asia and other regions was principally due to better unit margins precipitated by higher selling prices.

Specialty Products

Net sales for the third quarter of 2007 were $1.5 million, or 21 percent, higher than net sales for the same period of 2006. Increased sales volumes for pharmaceutical and food ingredient products led to the improved net sales. Operating income improved $1.3 million from quarter to quarter due to the higher sales volume, an improved mix of sales and lower operating expenses.

Corporate Expenses

Corporate expenses, which comprise corporate operating expenses (including legal and environmental expenses) that are not allocated to the reportable segments, increased $0.9 million, or 15 percent, to $6.7 million for the third quarter of 2007 from $5.8 million for the third quarter of 2006. A $1.6 million increase in deferred compensation expense accounted for the higher corporate expenses. Increases in the value of the mutual fund investments and the price of the Company’s common stock to which the deferred compensation liability is tied led to the rise in deferred compensation expense. Lower legal expenses ($0.3 million) partially offset the effect of the deferred compensation expense. Reduced expenses for outside legal work related to environmental and regulatory matters accounted for the lower legal expenses.

Nine Months Ended September 30, 2007 and 2006

Summary

Net income for the first three quarters of 2007 increased 11 percent to $13.5 million, or $1.34 per diluted share, from $12.2 million, or $1.23 per diluted share, for the first three quarters of 2006. Pretax income increased $2.4 million, or 14 percent. A $4.8 million, or 20 percent, increase in operating income was partially offset by $1.8 million of increased foreign exchange losses. All three segments contributed to the improvement in consolidated operating income. As discussed in the ‘Overview’ section of this Management Discussion and Analysis, the $4.3 million net gain on the sale of the specialty esters product line and the $3.5 million Stepan UK goodwill impairment charge were included in 2007 operating income (both recorded in the second quarter). The increase in foreign exchange losses reflected the sharply falling value of the U.S. dollar relative to the value of other foreign currencies. Most of the exchange loss related to the re-valuation of dollar-denominated receivables held by the Company’s Canadian subsidiary. Below is a summary discussion of the major factors leading to the year-to-year changes in net sales, profits and expenses. A detailed discussion of segment operating performance for the first three quarters of 2007 follows the summary.

Consolidated net sales for the first three quarters of 2007 were $103.1 million, or 12 percent, higher than consolidated net sales for the first three quarters of 2006. All reportable segments reported net sales increases. A six percent increase in sales volume, a six percent increase in average selling prices and the favorable effects of currency translation accounted for approximately $50.1 million, $31.7 million, and $21.3 million, respectively, of the net sales increase. All reportable segments posted higher year-over-year sales volumes.

Operating income for the first three quarters of 2007 was $4.8 million, or 20 percent, higher than operating income for the same three quarters of 2006. The $4.3 million net gain on the sale of the specialty esters product line and the $3.5 million goodwill impairment charge were included in 2007 operating income (both recorded in the second quarter). Gross profit improved $6.5 million, or six percent, and operating expenses increased $1.6 million, or two percent. All three segments reported higher year-over-year gross profit due primarily to increases in sales volumes.

The $1.6 million, or two percent, increase in operating expenses resulted primarily from the $3.5 million goodwill impairment charge and from increases in research and development and marketing expenses of $1.2 million and $1.1 million, respectively. Administrative expenses increased $0.2 million, or less than one percent, between years. Research and development expenses included $0.6 million of increased expense for the registration and testing fees for the Company’s biocide products that are sold in Europe. Higher salary and fringe benefit expenses and the effects of foreign currency translation accounted for most of the remainder of the research and development expense increase. Higher salary and fringe benefit expenses and the effects of foreign currency translation also accounted for most of the increased marketing expenses. The $4.3 million gain on the sale of the specialty esters product line partially offset the operating expense increase.

Other expense increased $2.4 million, or 36 percent, between years. Interest expense increased $0.6 million, or 10 percent, due to higher average debt levels precipitated by increased working capital needs. Other, net, which includes foreign exchange gains and losses and investment related income and expense, was $1.7 million of expense for the first three quarters of 2007 compared to $0.1 million of income for the same period of 2006. Foreign exchange losses accounted for the entire year-to-year change. The significant change in foreign exchange losses resulted from the sharp decline in the U.S. dollar in relation to other foreign currencies.

The effective tax rate was 33.1 percent for the first three quarters of 2007 compared to 31.8 percent for the same period of 2006. The increase was attributable to the goodwill impairment charge of $3.5 million, which is not tax deductible. Partially offsetting this increase was a $0.7 million reduction in the German valuation allowance based on recent and forecast improvement in the German taxable income. As a result, 100 percent of the remaining German tax loss carryforward has been recognized.

Segment Results

(Dollars in thousands)	Surfactants	Polymers	Specialty Products	Segment Results	Corporate	Total
For the nine months ended September 30, 2007
Net sales	$722,437	$239,875	$25,246	$987,558	—	$987,558
Operating income	21,495	22,725	5,663	49,883	(20,629)	29,254

For the nine months ended September 30, 2006
Net sales	$666,053	$196,606	$21,759	$884,418	—	$884,418
Operating income	21,397	21,989	3,303	46,689	(22,274)	24,415

Surfactants

Surfactants net sales for the first three quarters of 2007 increased $56.4 million, or eight percent, over net sales for the same period of 2006. A five percent increase in sales volume, the favorable effects of foreign currency translations and a one percent increase in average selling prices accounted for approximately $34.4 million, $17.1 million and $4.9 million, respectively, of the change between years. A year-to-year comparison of net sales by region follows:

	Nine Months Ended
(Dollars in thousands)	September 30, 2007	September 30, 2006	Increase / (Decrease)	Percent Change
North America	$484,902	$468,476	$16,426	+4
Europe	166,730	139,024	27,706	+20
Latin America	70,805	58,553	12,252	+21

Total Surfactants Segment	$722,437	$666,053	$56,384	+8

For North American operations, a five percent growth in sales volume accounted for $23.8 million of the increase in net sales. A one percent decline in average selling prices reduced the effect of the sales volume improvement by $7.4 million. U.S. sales volume increased six percent between years primarily due to improvement in the commodity laundry product lines. Most of the other major surfactant product lines also posted sales volume improvements. The commodity laundry products carried lower selling prices or toll fees than the remainder of the U.S. surfactant products, which led to the slight drop in average selling prices.

For European operations, foreign currency translation, a six percent growth in sales volume and a five percent improvement in average selling prices accounted for $13.4 million, $7.7 million and $6.6 million, respectively, of the year-to-year net sales increase. The foreign currency translation effect resulted from the strengthening of the European euro and the British pound sterling against the U.S. dollar. Excluding the effect of currency translation, net sales for the European region grew 10 percent. An increase in fabric softener sales volume accounted for much of the sales volume improvement. A more favorable mix of sales coupled with increased selling prices, particularly for Stepan UK, led to the higher average selling prices.

The increase in net sales for the Latin American region was attributable to an 11 percent increase in average selling prices, a five percent increase in sales volume and $2.7 million favorable foreign currency translation effect. All three Latin America subsidiaries reported higher net sales and sales volumes. Price increases necessitated by higher raw material costs and a more favorable mix of sales led to the increase in average selling prices. Growth in fabric softener sales in Mexico, agricultural chemical sales in Brazil and personal care product sales in Colombia drove the Latin American sales volume gain.

Surfactants operating income for the first three quarters of 2007 was $0.1 million, or one percent, higher than operating income for the first three quarters of 2006. Included in 2007 operating income were the previously noted $4.3 million net gain on the sale of the specialty esters product line and the $3.5 million goodwill impairment charge (both recorded in the second quarter of 2007). Gross profit increased $3.2 million, or five percent, and operating expenses (including the product line sale gain and goodwill impairment) increased $3.1 million, or seven percent. Year-to-year comparisons of gross profit by region and total segment operating expenses and operating income follow:

	Nine Months Ended
(Dollars in thousands)	September 30, 2007	September 30, 2006	Increase / (Decrease)	Percent Change
North America	$50,854	$47,636	$3,218	+7
Europe	11,063	9,532	1,531	+16
Latin America	5,752	7,338	(1,586)	-22

Total Surfactants Segment	$67,669	$64,506	$3,163	+5
Operating Expenses	46,174	43,109	3,065	+7

Operating Income	$21,495	$21,397	$98	+1

Gross profit for North American operations increased seven percent from year-to-year as a result of a five percent increase in sales volume. Gross profit for biodiesel products dropped $6.0 million from year to year due to the escalating costs for soybean oil. Gross profit for the remainder of the surfactant product lines was up $9.2 million, or 22 percent. Improved unit margins contributed to the growth in gross profit. Sales and production volumes increased while overhead expenses charged to North American operations fell slightly between years, which drove the unit manufacturing cost below last year’s levels. The prior year overhead costs included approximately $0.8 million of costs related to the January to May 2006 labor dispute at the Company’s manufacturing facility in Fieldsboro, New Jersey.

European operation’s gross profit increased partially as a result of a $0.9 million favorable impact of foreign currency translation. Excluding the currency translation effect, Europe’s gross profit improved $0.6 million, or seven percent, from year to year. The previously mentioned six percent increase in sales volume was the main contributor to the rise in gross profit.

Gross profit for Latin American operations declined 22 percent between years despite a five percent growth in sales volume. Stepan Mexico increased selling prices on October 1 in an effort to recover some of the margin lost due to rising raw material costs.

Surfactants segment operating expenses increased $3.1 million, or seven percent, between years. Foreign currency translation accounted for approximately $1.1 million of the change. 2007 operating expenses included the $3.5 million Stepan UK goodwill impairment charge. U.S. research and development and marketing expenses increased $1.6 million and $0.6 million, respectively, due primarily to increased salary and fringe benefit costs. In addition to the higher U.S. expenses, European operating expenses included $0.6 million in registration and testing fees for the Company’s biocide products that are sold in Europe. The above increases were offset by the $4.3 million net gain on the sale of the specialty esters product line.

Polymers

Polymers segment net sales for the first three quarters of 2007 increased $43.3 million, or 22 percent, over net sales for the same period of 2006. Higher average selling prices, an eight percent increase in sales volume and the favorable effects of foreign currency translation contributed $23.0 million, $16.1 million and $4.2 million, respectively, to the increase in net sales. A year-to-year comparison of net sales by region is displayed below:

	Nine Months Ended
(Dollars in thousands)	September 30, 2007	September 30, 2006	Increase / (Decrease)	Percent Change
North America	$181,728	$163,798	$17,930	+11
Europe	50,418	27,421	22,997	+84
Asia and Other	7,729	5,387	2,342	+43

Total Polymers Segment	$239,875	$196,606	$43,269	+22

The majority of the increase in North American net sales was due to higher average selling prices generated by the pass through of escalating raw material costs. Average selling prices for the first three quarters of 2007 were nine percent higher than those of the first three quarters of 2006. Sales volume increased two percent from year to year. Polyols was the principal contributor to the North American net sales and sales volume improvements. Sales volume for polyols grew 16 percent between years due to improved conditions in the roofing insulation markets. PA sales volume fell 10 percent from year to year due in large part to third quarter 2007 production problems. Sales volume for polyurethane systems fell eight percent.

The significant increase in net sales for European operations resulted from a 43 percent increase in polyol sales volume, higher selling prices and foreign currency translation. A stronger European roofing market and the recovery of business that was lost in prior years due to competitive pressures led to the large sales volume increase. Higher energy costs and insulation standards are contributing to the sales volume growth. Excluding the effect of foreign currency exchange, average selling prices increased 19 percent between years due to the pass through of higher raw material costs and strong demand for the Company’s polyol products.

For Asia and other regions, a 22 percent increase in average selling prices and a 10 percent increase in sales volume led to the 43 percent increase in net sales. Passing on higher raw material costs to customers caused the increase in selling prices.

Polymers operating income for the first three quarters of 2007 increased $0.7 million, or three percent, over operating income for the same period of 2006, primarily on strong results from European operations. Gross profit grew $1.0 million, or three percent, and operating expenses increased $0.3 million, or two percent. Income results for the first three quarters of 2006 benefited from $0.7 million of income related to the settlement of a claim for an electrical outage in the Company’s phthalic anhydride plant precipitated by an undersized transformer installed by the Company’s electricity provider (the entire claim settlement was $0.9 million, of which $0.2 million was allocated to the surfactants segment). Below are year-to-year comparisons of gross profit by region and total segment operating expenses and operating income:

	Nine Months Ended
(Dollars in thousands)	September 30, 2007	September 30, 2006	Increase / (Decrease)	Percent Change
North America	$24,634	$30,801	$(6,167)	-20
Europe	9,008	2,055	6,953	+338
Asia and Other	389	175	214	+122

Total Polymers Segment	$34,031	$33,031	$1,000	+3
Operating Expenses	11,306	11,042	264	+2

Operating Income	$22,725	$21,989	$736	+3

Excluding the above-noted electric claim settlement, North American operation’s 2007 gross profit fell $5.5 million, or 18 percent, between years. The effects of higher raw material costs and third quarter 2007 PA production problems more than offset the effect of the two percent increase in sales volume. The persistent escalation of raw material costs particularly affected polyol profit margins. Average polyol raw material costs were up about 23 percent between years. PA production problems in the third quarter of 2007 led to incremental outsourcing costs and plant expenses of $0.8 million and $0.7 million, respectively. Further maintenance work is planned during the fourth quarter of 2007, as well as in 2008 to restore plant reliability. Polyol and PA gross profits were down $3.2 million (15 percent) and $2.4 million (35 percent), respectively, between years.

The large growth in European operations gross profit reflected the significant increases in polyol selling prices and sales volume noted earlier. Raw material costs continue to rise, but thus far selling price increases have kept pace. The Company expects strong demand to continue for its polyol product, but rising raw material costs may negatively affect future margins.

The gross profit increase for Asia and other was principally attributable to the selling price increases and the 10 percent sales volume improvement noted earlier.

Polymer segment operating expenses were $0.3 million, or two percent, higher for the first three quarters of 2007 than operating expenses for the same period of 2006. Approximately $0.2 million of the increase was due to the effects of foreign currency translation.

Specialty Products

Net sales for the first three quarters of 2007 were $3.5 million, or 16 percent, higher than net sales for the first three quarters of 2006. Increased sales volumes for pharmaceutical and food ingredient products led to the improved net sales. Operating income grew $2.4 million year over year due to the higher sales volume coupled with lower research expenses.

Corporate Expenses

Corporate expenses, which comprise corporate operating expenses (including legal and environmental expenses) that are not allocated to the reportable segments, declined $1.6 million, or seven percent, to $20.6 million for the first three quarters of 2007 from $22.3 million for the same period of 2006. The following table depicts the major items that accounted for the year-to-year corporate expense decline:

(Dollars in millions)	Increase/(Decrease)
Legal/Environmental Expense	$(0.8)	(a)
Deferred Compensation	(0.4)	(b)
Consulting Fees	(0.4)	(c)
Salaries	0.4	(d)
Other	(0.4)

Total	$(1.6)

(a)

Due primarily to a decline in outside legal work related to litigation, environmental issues and retirement benefit plans. The Company froze a number of its defined benefit plans in 2006 and established defined contribution plans.

(b)	Due to lower 2007 versus 2006 growth in the values of the Company’s common stock and the mutual fund investments to which the deferred compensation liability is tied.
(c)	Reflects non-recurring 2006 expenses for consulting work related to changes to the Company’s retirement benefit plans.
(d)	Due primarily to normal pay increases.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operating activities was $23.2 million in the nine months ended September 30, 2007 compared to $8.3 million for the same period in 2006. Net income was up by $1.3 million from year to year. Working capital requirements totaled $11.1 million for the current year period compared to $30.2 million for the first nine months of 2006 due to this year’s lower growth in receivables and inventories combined with higher growth in payables. Current year operating activities also included payment of a previously announced personal injury settlement of $3.0 million.

Capital spending totaled $29.3 million for the first three quarters of 2007, down by $0.9 million from $30.2 million for the same period in 2006. For the full year of 2007, the Company projects that capital expenditures will be in the range of $40.0 million to $42.0 million. During the second quarter of 2007, the Company received $6.2 million for the sale of a product line and used the proceeds to reduce U.S. bank debt.

For the nine months ended September 30, 2007, total Company debt increased by $7.9 million, mainly due to seasonal working capital growth, which consumed $11.1 million in 2007 compared to $30.2 million for the comparable period in 2006. During the fourth quarter of 2005, the Company completed a new term loan of $40.0 million. As a result, cash was higher than normal at the end of 2005 and the Company used $12.8 million of that planned cash surplus plus a debt increase of $15.4 million to fund seasonal working capital growth for the first nine months of 2006. As of September 30, 2007, the ratio of total debt to total debt plus shareholders’ equity was 40.8 percent compared to 42.0 percent as of December 31, 2006.

As of September 30, 2007, consolidated debt included $89.1 million of unsecured promissory notes with maturities extending through 2018. These notes are the Company’s primary source of long-term debt financing, and are supplemented by bank credit facilities to meet short and medium term needs.

The Company maintains contractual relationships with its U.S. banks that provide for revolving credit of up to $60.0 million, which may be drawn upon as needed for general corporate purposes through April 20, 2011 under a revolving credit agreement. At September 30, 2007, borrowings under committed U.S. credit lines totaled $16.5 million. The Company also meets short-term liquidity requirements through uncommitted U.S. bank lines of credit.

Certain foreign subsidiaries of the Company maintain bank term loans and short-term bank lines of credit in their respective local currencies to meet working capital requirements as well as to fund capital expenditure programs and acquisitions. At September 30, 2007, the Company’s European subsidiaries had term loans totaling $12.0 million including current maturities. The European subsidiaries also had short-term bank debt totaling $14.2 million with unborrowed capacity of approximately $11.4 million at that date. The Company’s Mexican subsidiary had $2.2 million of debt outstanding at September 30, 2007. The Company’s Chinese joint venture had $4.2 million of bank debt for which Stepan Company has issued guaranties for the Company’s proportionate interest (55 percent) of the credit facilities.

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

PENSION PLANS

The Company expects to contribute approximately $5.5 million to its defined benefit pension plans in 2007. As of September 30, 2007, $5.3 million had been contributed to the plans.

In July 2007, the hourly workers at the Company’s Millsdale plant in Elwood, Illinois, ratified a new union contract, which resulted in an amendment to the Stepan Company Retirement Plan for Millsdale Hourly and Anaheim Hourly Employees (the “Plan”), a defined benefit pension plan. The amendment, which included freezing the pension plan and increasing the benefit formula multiplier, was effective July 16, 2007, and triggered $1.3 million of one-time expenses in the third quarter of 2007. The Company also established a defined contribution plan for the Millsdale hourly workers. See Note 5 to the Condensed Consolidated Financial Statements for further information about the pension plan amendment.

ENVIRONMENTAL AND LEGAL MATTERS

The Company is subject to extensive federal, state and local environmental laws and regulations. Although the Company’s environmental policies and practices are designed to ensure compliance with these laws and regulations, future developments and increasingly stringent environmental regulation could require the Company to make additional unforeseen environmental expenditures. The Company will continue to invest in the equipment and facilities necessary to comply with existing and future regulations. During the third quarter of 2007, the Company’s expenditures for capital projects related to the environment were $0.6 million. These projects are capitalized and depreciated over their estimated useful lives, which is typically 10 years. Recurring costs associated with the operation and maintenance of facilities for waste treatment and disposal and managing environmental compliance in ongoing operations at our manufacturing locations were approximately $10.2 million and $9.5 million for the nine months of 2007 and 2006, respectively. While difficult to project, it is not anticipated that these recurring expenses will increase significantly in the future.

Over the years, the Company has received requests for information related to or has been named by the government as a potentially responsible party at 23 waste disposal sites where cleanup costs have been or may be incurred under CERCLA and similar state statutes. In addition, damages are being claimed against the Company in general liability actions for alleged personal injury or property damage in the case of some disposal and plant sites. The Company believes that it has made adequate provisions for the costs it may incur with respect to the sites. It is the Company’s accounting policy to record liabilities when environmental assessments and/or remedial efforts are probable and the cost or range of possible costs can be reasonably estimated. When no amount within the range is a better estimate than any other amount, the minimum is accrued. Some of the factors on which the Company bases its estimates include information provided by feasibility studies, potentially responsible party negotiations and the development of remedial action plans. Because reported liabilities are recorded based on estimates, actual amounts could differ from those estimates. After partial remediation payments at certain sites, the Company has estimated a range of possible environmental and legal losses from $9.0 million to $38.0 million at September 30, 2007, compared to $13.8 million to $42.9 million at December 31, 2006. At September 30, 2007, the Company’s accrued liability for such losses, which represents the Company’s best estimate within the estimated range of possible environmental and legal losses, was $17.2 million compared to $22.1 million at December 31, 2006. During the first nine months of 2007, non-capital cash outlays related to legal and environmental matters approximated $6.8 million compared to $2.3 million for the first nine months of 2006. The increase in non-capital cash outlays was primarily due to the payments made for the previously disclosed personal injury settlement related to the Company’s formerly owned site in Wilmington, Massachusetts and the settlements reached with respect to the D’Imperio and Ewan Superfund Sites.

For certain sites, estimates cannot be made of the total costs of compliance or the Company’s share of such costs; consequently, the Company is unable to predict the effect thereof on the Company’s financial position, cash flows and results of operations.

Management believes that in the event of one or more adverse determinations in any annual or interim period, the impact on the Company’s cash flows and results of operations for those periods could be material. However, based upon the Company’s present belief as to its relative involvement at these sites, other viable entities’ responsibilities for cleanup and the extended period over which any costs would be incurred, the Company believes that these matters will not have a material effect on the Company’s financial position. Certain of these matters are discussed in Item 1, Part 2, Legal Proceedings, in this report and in other filings of the Company with the Securities and Exchange Commission, which are available upon request from the Company. See also Note 4 to the condensed consolidated financial statements for a summary of the environmental proceedings related to certain environmental sites.

OUTLOOK

The Company expects results of operations for the fourth quarter and full year to exceed prior year results. Surfactants volume and margin improvement are expected to overcome the projected fourth quarter decline in biodiesel profitability. The polymer segment is expected to overcome the phthalic anhydride production problems and should surpass its 2006 performance, driven by higher global polyol volume. The Company expects both the surfactant and polymer segments to deliver further earnings improvement in 2008.

CRITICAL ACCOUNTING POLICIES

There have been no changes to the critical accounting policies disclosed in the Company’s 2006 Annual Report on Form 10-K.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2007, the Company adopted Financial Accounting Standards Board Interpretation 48, Accounting for Uncertainty in Income Taxes. See Note 13 to the condensed consolidated financial statements, included in Part I, Item I, for the effect that adoption of the interpretation had on the Company’s financial statements. Also, see Note 15 to the condensed consolidated financial statements, for information on recent accounting pronouncements that may affect the Company.

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

Ewan, D’Imperio and Lightman Drum Company Sites

During the mid-1970’s, Jerome Lightman and the Lightman Drum Company disposed of hazardous substances at several sites in New Jersey. The Company has been named as a potentially responsible party (PRP) in the case United States v. Lightman (1:92-cv-4710 D.N.J.), which involved the D’Imperio Superfund Site and the Ewan Superfund Site, both located in New Jersey. In the second quarter of 2007, the Company reached an agreement with respect to the past costs and future allocation percentage in said litigation for costs related to the D’Imperio Superfund Site, including costs to comply with USEPA’s Unilateral Administrative Orders, as well as for the past costs and allocation percentage at the Ewan Superfund Site. The Company paid the settlement amount in the third quarter of 2007. On a related matter and as a condition of settlement, the Company dismissed its appeal currently pending in the United States Third Circuit Court of Appeals objecting to the lodging of a partial consent decree in favor of the United States Government in this litigation. Under the partial consent decree, the government recovered past costs at the D’Imperio Superfund Site from all PRPs including the Company. The Company paid its assessed share but will not seek to recover the sums it paid now that the settlement is finalized.

In addition to the Ewan and D’Imperio Superfund Sites, the Company received a Section 104(e) Request for Information from USEPA dated March 21, 2000, regarding the Lightman Drum Company Site located in Winslow Township, New Jersey. The Company responded to this request on May 18, 2000. In addition, the Company received a Notice of Potential Liability and Request to Perform RI/FS dated June 30, 2000, from USEPA. The Company decided that it will participate in the performance of the RI/FS as a member of the Lightman Yard PRP Group. Due to the addition of other PRPs, the Company’s allocation percentage decreased. However, the allocation has not yet been finalized by the Lightman Yard PRP Group. The PRPs who agreed to conduct the interim remedial action will enter into an Administrative Settlement Agreement and Order on Consent for Removal Action with USEPA, and these PRPs will also enter into a Supplemental Lightman Yard Participation and Interim Funding Agreement to fund the agreed upon removal action. Both of these agreements are currently being negotiated. When the agreements are finalized, the Company will pay for a soil removal assessment, which is not expected to have a material impact on the financial position, results of operations or cash flows of the Company.

The Company believes that based on current information it has adequate reserves for the Jerome Lightman-related environmental sites.

Wilmington Site

The Company is currently contractually obligated to contribute to the response costs associated with the Company’s formerly-owned site at 51 Eames Street, Wilmington, Massachusetts. Remediation at this site is being managed by its current owner to whom the Company sold the property in 1980. Under the agreement, once total site remediation costs exceed certain levels, the Company is obligated to contribute up to five percent of future response costs associated with this site with no limitation on the ultimate amount of contributions. To date, the Company has paid the current owner $1.4 million for the Company’s portion of environmental response costs through the second quarter of 2007 (the current owner of the site bills the Company one calendar quarter in arrears). At September 30, 2007, the Company’s reserve is $1.1 million for current and future claims associated with this site. Depending on the ultimate cost of the remediation at this site, the amount for which the Company is liable could differ from the current estimates.

In addition, in response to the special notice letter received by the PRPs in June 2006 from USEPA seeking performance of an RI/FS at the site, certain PRPs, including the Company, signed an Administrative Settlement Agreement and Order on Consent for the RI/FS effective July 2007.

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

Martin Aaron Site

The Company received a Section 104(e) Request for Information from USEPA dated June 2, 2003, regarding the Martin Aaron Site located in Camden, New Jersey. The Company’s response was submitted on August 11, 2003. In addition, the Company and other PRPs received a Notice of Potential Liability and Demand for Reimbursement of Costs Expended at this site dated June 9, 2004. The Company joined the PRP group. USEPA issued its Proposed Plan for soils and groundwater in July 2005 and issued a ROD in September 2005. The Company received a letter from the State of New Jersey dated March 20, 2006, alleging that the PRPs are responsible for damages incurred at this site. The PRPs have executed an Administrative Consent Order with USEPA to resolve their liability for soil contamination at the site. The Company paid the settlement amount in the third quarter of 2007. The parties are waiting for the settlement to become final, likely in November 2007. The resolution of the Company’s liability for this litigation did not have a material impact on the financial position, results of operations or cash flows of the Company.

Other Sites

The Company has been named as a de minimis PRP at other sites, and as such the Company believes that a resolution of its liability will not have a material impact on the financial position, results of operations or cash flows of the Company.

Item 1A - Risk Factors

There have been no material changes from the risk factors disclosed in the Company’s 2006 Annual Report on Form 10-K.

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 - Defaults Upon Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

None

Item 5 - Other Information

None

Item 6 - Exhibits

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

Date: November 2, 2007

/s/ J. E. Hurlbutt
J. E. Hurlbutt
Vice President - Finance