Form 10-K
period 2007-12-31
STEPAN CO
filed 2008-03-05
CIK 94049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

Aggregate market value at June 30, 2007, of voting stock held by nonaffiliates of the registrant: $219,948,492*

Number of shares outstanding of each of the registrant’s classes of common stock as of February 29, 2008:

Class	Outstanding at February 29, 2008
Common Stock, $1 par value	9,360,114

Documents Incorporated by Reference

Part of Form 10-K	Document Incorporated
Part III, Items 10-14	Proxy Statement dated March 20, 2008

*	Based on reported ownership by all directors, officers and beneficial owners of more than 5% of registrant’s voting stock. However, this determination does not constitute an admission of affiliate status for any of these holders.

STEPAN COMPANY

ANNUAL REPORT ON FORM 10-K

December 31, 2007

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

In April 2007, the Company sold its specialty ester surfactants product line for the personal care market to The HallStar Company. The Company pursued the sale after reviewing strategic alternatives for improving the profitability of its Maywood, New Jersey, plant. As part consideration for the sale, the Company received The HallStar Company’s specialty agricultural surfactant product line. The receipt of the product line consisted of intangible assets and inventory.

In December 2007, the Company acquired Albermarle Corporation’s biocidal quaternary ammonium compound product line. The acquired product line supplements the Company’s existing biocidal quaternary product line. The acquisition consisted entirely of intangible assets.

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

ENERGY SOURCES

Substantially all of the Company’s manufacturing plants operate on electricity and interruptable natural gas. During peak heating demand periods, gas service to all plants may be temporarily interrupted for varying periods ranging from a few days to several months. The plants operate on fuel oil during these periods of interruption. The Company’s domestic operations and its wholly-owned subsidiaries have not experienced any plant shutdowns or adverse effects upon its business in recent years that were caused by a lack of available energy sources, other than temporary service interruptions brought on by mechanical failure. The Company’s Philippine joint venture has experienced periodic electrical supply interruptions, typically of several hours in duration, which have not had a significant effect on its business.

RAW MATERIALS

The most important raw materials used by the Company are of a petroleum or plant nature. For 2008, the Company has commitments from suppliers to cover its forecasted requirements and is not substantially dependent upon any one supplier.

RESEARCH AND DEVELOPMENT

The Company maintains an active research and development program to assist in the discovery and commercialization of new knowledge with the intent that such effort will be useful in developing a new product or in bringing about a significant improvement to an existing product or process. Total expenses for research and development during 2007, 2006 and 2005 were $19.9 million, $18.9 million, and $18.3 million, respectively. The balance of expenses reflected on the Consolidated Statements of Income relates to technical services, which include routine product testing, analytical methods development and sales support service.

ENVIRONMENTAL COMPLIANCE

Compliance with applicable federal, state and local regulations regarding the discharge of materials into the environment, or otherwise relating to the protection of the environment, resulted in capital expenditures by the Company of approximately $2.2 million during 2007. These expenditures represented approximately six percent of the Company’s capital expenditures in 2007. These expenditures, when incurred, are depreciated and charged on a straight-line basis to pre-tax earnings over their estimated useful lives, which is typically 10 years. Recurring costs associated with the operation and maintenance of facilities for waste treatment and disposal and managing environmental compliance in ongoing operations at our manufacturing locations were approximately $13.7 million in 2007. Compliance with such regulations is not expected to have a material adverse effect on the Company’s earnings and competitive position in the foreseeable future.

EMPLOYMENT

At December 31, 2007 and 2006, the Company employed 1,496 and 1,528 persons, respectively.

FOREIGN OPERATIONS AND REPORTING SEGMENTS

See Note 18, Segment Reporting, of the Consolidated Financial Statements (Item 8 of this Form 10-K).

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

The following discussion identifies the most significant factors that may adversely affect the Company’s business, financial condition, results of operations and cash flows. These and other factors, many of which are beyond the Company’s control, may cause future results of operations to differ materially from those currently expected or desired.

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

Natural disasters, including earthquakes, fires and flooding, work stoppages and terrorism could severely damage the Company’s systems and facilities or interrupt the Company’s operations and result in a material adverse effect on the Company’s business, financial position, results of operations and cash flows.

Natural disasters, such as fires, flooding, earthquakes and tornadoes, power loss, break-ins, work stoppages, acts of war, terrorism or other similar events could severely damage the Company’s systems and facilities or interrupt the Company’s operations, potentially resulting in temporary or permanent loss of the Company’s manufacturing capability. Some of the Company’s products cannot currently be made, or made in the volume required, at more than one of the Company’s locations. For some of these products, the Company has access to external market suppliers, but the Company cannot guarantee that these products will be available to it in the market or at a cost that is competitive with the Company’s cost of manufacturing these products. While the Company maintains insurance coverage, there can be no assurance that it would be sufficient to cover any or all losses resulting from the occurrence of any of these events or that carriers would not deny coverage for these losses even if they are insured. As a result, the occurrence of any of these events could have a material adverse effect on the Company’s business, financial position, results of operations and cash flows.

The Company faces significant competition in each of its operating segments. If the Company cannot successfully compete in the marketplace, its profitability, business, financial position, results of operations and cash flows may be materially and adversely affected.

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

To achieve expected profitability levels, the Company must, among other things, maintain the service levels and competitive pricing necessary to retain existing customers and attract new customers. The Company’s inability to do so could put it at a competitive disadvantage relative to its competitors, and if the Company cannot successfully compete in the marketplace, its business, financial position, results of operations and cash flows may be materially and adversely affected.

The volatility of raw material, natural gas and electricity costs as well as any disruption in their supply may materially and adversely affect the Company’s business, financial position, results of operations and cash flows.

The principal raw materials used in the Company’s products are petroleum-based or plant-based. Natural gas is used in the Company’s manufacturing sites primarily to generate steam for its manufacturing processes. The prices of many of these raw materials are cyclical, and the market price of natural gas has recently been very volatile. Supply and demand factors, which are beyond the Company’s control, generally affect the price of these raw materials and natural gas. The Company may not be able to pass increased raw material and natural gas prices on to customers through increases in product prices as a result of arrangements the Company has with certain customers and competitive pressures in the market. The Company tries to minimize the effect of increases in the prices of raw materials, natural gas and electricity through production efficiency, the use of alternative suppliers and, in the case of natural gas, the use of forward purchase contracts. If the Company is unable to minimize the effects of increased raw material and energy costs, its business, financial position, results of operations and cash flows may be materially and adversely affected. Moreover, the supply of some of these raw materials may be disrupted for many reasons, including but not limited to the manufacturers’ inability to produce these raw materials or restrictions on the transport of these raw materials, some of which may be viewed as hazardous.

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

The Company has substantial operations outside the U.S. In the year ended December 31, 2007, the Company’s sales outside of the U.S. constituted approximately 34 percent of the Company’s net sales. In addition to the risks described in this annual report on Form 10-K that are common to both the Company’s U.S. and non-U.S. operations, the Company faces, and will continue to face, risks related to the Company’s foreign operations such as:

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

All of these risks have affected the Company’s business in the past and may have a material adverse effect on the Company’s business, financial position, results of operations and cash flows in the future.

The Company is also exposed to fluctuations in exchange rates. The Company’s results of operations are reported in U.S. dollars. However, outside the U.S., the Company’s sales and costs are denominated in a variety of currencies including the European euro, British pound, Canadian dollar, Mexican peso, Colombian peso, Brazilian real and Chinese RMB. Fluctuations in exchange rates may materially and adversely affect the Company’s business, financial position, results of operations and cash flows.

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

The Company is also subject to numerous federal, state, local and foreign laws that regulate the manufacture, storage, distribution and labeling of many of the Company’s products, including some of the Company’s disinfecting, sanitizing and antimicrobial products. Some of these laws require the Company to have operating permits for the Company’s production facilities, warehouse facilities and operations. Various federal, state, local and foreign laws and regulations also require the Company to register the Company’s products and to comply with specified requirements with respect to those products. If the Company fails to comply with any of these laws and regulations, it may be liable for damages and the costs of remedial actions in excess of the Company’s reserves, and may also be subject to fines, injunctions or criminal sanctions or to revocation, non-renewal or modification of the Company’s operating permits and revocation of the Company’s product registrations. Any such revocation, modification or non-renewal may require the Company to cease or limit the manufacture and sale of its products at one or more of the Company’s facilities, which may limit or prevent the Company’s ability to meet product demand or build new facilities and may have a material adverse effect on the Company’s business, financial position, results of operations and cash flows. Any such revocation, non-renewal or modification may also result in an event of default under the indenture for the Company’s notes or under the Company’s credit facilities, which, if not cured or waived, may result in the acceleration of all the Company’s indebtedness.

In addition to the costs of complying with environmental, health and safety requirements, the Company has incurred and may incur in the future costs defending against environmental litigation brought by government agencies and private parties. The Company may be a defendant in lawsuits brought by parties in the future alleging environmental damage, personal injury or property damage. A significant judgment against the Company could harm its business, financial position, results of operations and cash flows.

The potential cost to the Company relating to environmental, health and safety and product registration matters, including the cost of complying with the foregoing legislation and remediating contamination, is uncertain due to factors such as the unknown magnitude and type of possible contamination and clean-up costs, the complexity and evolving nature of laws and regulations relating to the environment, health and safety and product registration, including those outside of the U.S., and the timing, variable costs and effectiveness of clean-up and compliance methods. Environmental and product registration laws may also become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with any violation, which may also negatively impact the Company’s operating results. Without limiting the foregoing, these laws or regulations may restrict or prohibit the use of non-renewable or carbon-based substances, or impose fees or penalties for the use of these substances. Accordingly, the Company may become subject to additional liabilities and increased operating costs in the future under these laws and regulations that may have a material adverse effect on the Company’s business, financial position, results of operations and cash flows.

The Company’s inability to estimate and maintain appropriate levels of reserves for existing and future contingencies may materially and adversely affect the Company’s business, financial position, results of operations and cash flows.

The levels of reserves maintained by the Company for pending and threatened legal proceedings are estimates based on various assumptions. An adverse ruling or external forces such as changes in the rate of inflation, the regulatory environment and other factors that could prove such assumptions to be incorrect may affect the accuracy of these estimates. Given the uncertainties inherent in such estimates, the Company’s actual liability could differ significantly from the amounts the Company reserved to cover any existing and future contingencies. If the Company’s actual liability is higher than estimated or any new legal proceeding is initiated, it could materially and adversely affect the Company’s business, financial position, results of operations and cash flows.

We have a material amount of indebtedness and may incur additional indebtedness, or need to refinance existing indebtedness, in the future, which may adversely affect the Company’s business and operations.

The Company has a material amount of indebtedness and may incur additional indebtedness in the future. As of December 31, 2007, the Company’s domestic debt totaled $97.5 million, including $86.4 million of unsecured promissory notes with maturities extending until 2018. In addition, to provide liquidity, the Company has a $60 million revolving credit facility, under which there were borrowings of $11.1 million as of December 31, 2007.

The Company’s foreign subsidiaries also maintain bank term loans and short-term bank lines of credit in their respective countries to meet working capital requirements as well as to fund capital expenditure programs and acquisitions. As of December 31, 2007, the Company’s subsidiaries’ aggregate outstanding debt totaled $30.5 million.

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

General economic downturns may have an adverse effect on the Company’s business, financial position, results of operations and cash flows.

General economic downturns adversely affect some users of the variety of end products that are manufactured using the Company’s products. These users may reduce their volume of purchases of such end products during economic downturns. Any future general economic downturn may have an adverse effect on the Company’s business, financial position, results of operations and cash flows.

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

Various liability claims could materially and adversely affect the Company’s financial position, operating results and cash flows.

The Company may be required to pay for losses or injuries purportedly caused by its products. The Company faces an inherent exposure to various types of claims including general liability, product liability, toxic tort and environmental (“claims”), among others, if its products, or the end products that are manufactured with the Company’s products, result in property damage, injury or death. Various claims may be made against the Company even if there is no evidence that its products cause a loss. Claims could result in significant expenses relating to defense costs or damages awards and in a diversion of management’s time and the Company’s resources. Any claim brought against the Company could materially and adversely affect the Company’s financial position, results of operations and cash flows.

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

In addition, the Company leases 49,000 square feet of office space in an office complex near its headquarters in Northfield, Illinois. Stepan Canada Inc., which manufactures surfactants, is located on a 70 acre leased, with an option to purchase, site in Longford Mills, Ontario, Canada. Also, Stepan Canada, Inc. maintains a leased sales office in Burlington, Ontario, Canada. Stepan Mexico maintains a leased sales office in Mexico City, Mexico. Stepan China, a majority-owned joint venture that produces polymers, is located on a four acre leased site in Nanjing, China. Stepan China also maintains a leased sales office in Shanghai, China. Under the terms of the purchase contract for its January 2005 acquisition, Stepan Brazil leases a surfactants manufacturing facility on 27 acres of land in Vespasiano, Minas Gerais, Brazil. At the end of the 10-year lease agreement, the assets will be transferred and assigned to Stepan Brazil. Stepan Brazil also leases a small office in an office building in San Paulo, Brazil. The Company’s 50 percent owned joint venture in the Philippines manufactures surfactants on nine acres of land under a long term lease with the Company’s joint venture partner.

Item 3.	Legal Proceedings

There are a variety of legal proceedings pending or threatened against the Company that occur in the normal course of the Company’s business, the majority of which relate to environmental matters. Some of these proceedings may result in fines, penalties, judgments or costs being assessed against the Company at some future time. The Company’s operations are subject to extensive local, state and federal regulations, including the U.S. Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) and the Superfund amendments of 1986 (“Superfund”). Over the years, the Company has received requests for information relative to or has been named by the government as a potentially responsible party at 23 waste disposal sites where cleanup costs have been or may be incurred under CERCLA and similar state statutes. In addition, damages are being claimed against the Company in general liability actions for alleged personal injury or property damage in the case of some disposal and plant sites. The Company believes that it has made adequate provisions for the costs it may incur with respect to these sites. For most of these sites, the involvement of the Company is expected to be minimal. The most significant sites are described below:

Maywood, New Jersey Site

The Company’s property in Maywood, New Jersey, and property formerly owned by the Company adjacent to its current site and other nearby properties (Maywood site) were listed on the National Priorities List in September 1993 pursuant to the provisions of CERCLA because of certain alleged chemical contamination. Pursuant to an Administrative Order on Consent entered into between USEPA and the Company for property formerly owned by the Company, and the issuance of an order by USEPA to the Company for property currently owned by the Company, the Company completed a Remedial Investigation Feasibility Study (RI/FS) in 1994. The Company submitted the Draft Final FS for Soil and Source Areas (Operable Unit 1) in September 2002. In addition, the Company submitted the Draft Final FS for Groundwater (Operable Unit 2) in June 2003 and also submitted additional information regarding groundwater in May 2007. The Company is awaiting the issuance of a Record of Decision (ROD) from USEPA relating to the Maywood site and the proposed chemical remediation. The final ROD will be issued sometime after a public comment period.

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

D’Imperio Property Site

During the mid-1970’s, Jerome Lightman and the Lightman Drum Company disposed of hazardous substances at several sites in New Jersey. The Company was named as a potentially responsible party (PRP) in the case United States v. Lightman (1:92-cv-4710 D.N.J.), which involved the D’Imperio Property Site located in New Jersey. In the second quarter of 2007, the Company reached an agreement with respect to the past costs and future allocation percentage in said litigation for costs related to the D’Imperio site, including costs to comply with USEPA’s Unilateral Administrative Orders. The Company paid the settlement amount in the third quarter of 2007. On a related matter and as a condition of settlement, the Company dismissed its appeal currently pending in the United States Third Circuit Court of Appeals objecting to the lodging of a partial consent decree in favor of the United States Government in this litigation. Under the partial consent decree, the government recovered past costs at the D’Imperio site from all PRPs including the Company. The Company paid its assessed share but will not seek to recover the sums it paid now that the settlement is finalized. The resolution of the Company’s liability for this litigation did not have a material impact on the financial position, results of operations or cash flows of the Company. In December 2007, the Company received updated remediation cost estimates, which were considered in the Company’s determination of its range of estimated possible losses and reserve balance at December 31, 2007.

Remediation work is continuing at this site. Based on current information, the Company believes that it has adequate reserves for claims associated with the D’Imperio site. However, actual costs could differ from current estimates.

Ewan Property Site

The case United States v. Lightman (1:92-cv-4710 D.N.J.), described above for the D’Imperio site, also involved the Ewan Property Site located in New Jersey. The agreement described above also included a settlement with respect to the past costs and future allocation percentage in said litigation for costs related to the past costs and allocation percentage at the Ewan site. The Company paid the settlement amount in the third quarter of 2007. The resolution of the Company’s liability for this litigation did not have a material impact on the financial position, results of operations or cash flows of the Company.

There is some monitoring and operational work continuing at the Ewan site. Based on current information, the Company believes that it has adequate reserves for claims associated with the Ewan site. However, actual costs could differ from current estimates.

Lightman Drum Company Superfund Site

The Company received a Section 104(e) Request for Information from USEPA dated March 21, 2000, regarding the Lightman Drum Company Superfund Site located in Winslow Township, New Jersey. The Company responded to this request on May 18, 2000. In addition, the Company received a Notice of Potential Liability and Request to Perform RI/FS dated June 30, 2000, from USEPA.

The Company decided that it will participate in the performance of the RI/FS as a member of the Lightman Yard PRP Group. Due to the addition of other PRPs, the Company’s allocation percentage decreased. However, the allocation has not yet been finalized by the Lightman Yard PRP Group.

The Feasibility Study was submitted to USEPA in December 2007. The PRPs who agreed to conduct the interim removal action entered into an Administrative Settlement Agreement and Order on Consent for Removal Action with USEPA, and these PRPs also entered into a Supplemental Lightman Yard Participation and Interim Funding Agreement to fund the agreed-upon removal action. The Company paid a soil removal assessment upon execution of the agreements which did not have a material impact on the financial position, results of operations or cash flows of the Company. In December 2007, the Company received updated remediation cost estimates, which were considered in the Company’s determination of its range of estimated possible losses and reserve balance at December 31, 2007.

The Company believes that based on current information it has adequate reserves for claims associated with the Lightman site. However, actual costs could differ from current estimates.

Wilmington Site

The Company is currently contractually obligated to contribute to the response costs associated with the Company’s formerly-owned site at 51 Eames Street, Wilmington, Massachusetts. Remediation at this site is being managed by its current owner to whom the Company sold the property in 1980. Under the agreement, once total site remediation costs exceed certain levels, the Company is obligated to contribute up to five percent of future response costs associated with this site with no limitation on the ultimate amount of contributions. To date, the Company has paid the current owner $1.4 million for the Company’s portion of environmental response costs through the third quarter of 2007 (the current owner of the site bills the Company one calendar quarter in arrears). The Company has recorded a liability for its portion of the estimated remediation costs for the site. Depending on the ultimate cost of the remediation at this site, the amount for which the Company is liable could differ from the current estimates.

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

In the fourth quarter of 2006, the Company recorded a $3.0 million settlement charge for personal injury claims associated with this site. The settlement amount was paid in the first quarter of 2007 and the case has been dismissed.

The Company believes that based on current information it has adequate reserves for the claims related to this site.

Martin Aaron Site

The Company received a Section 104(e) Request for Information from USEPA dated June 2, 2003, regarding the Martin Aaron Site located in Camden, New Jersey. The Company’s response was submitted on August 11, 2003. In addition, the Company and other PRPs received a Notice of Potential Liability and Demand for Reimbursement of Costs Expended at this site dated June 9, 2004. The Company joined the PRP group. USEPA issued its Proposed Plan for soils and groundwater in July 2005 and issued a ROD in September 2005. The Company received a letter from the State of New Jersey dated March 20, 2006, alleging that the PRPs are responsible for damages incurred at this site. The PRPs have executed an Administrative Consent Order with USEPA to resolve their liability for soil contamination at the site. The Amended and Restated Participation Agreement became effective on September 10, 2007, which resolves the Company’s remediation liability. The resolution of the Company’s liability for this litigation did not have a material impact on the financial position, results of operations or cash flows of the Company.

Other Sites

The Company has been named as a de minimis PRP at other sites, and as such the Company believes that a resolution of its liability at these sites will not have a material impact on the financial position, results of operations or cash flows of the Company.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of stockholders during the fourth quarter of the fiscal year ended December 31, 2007.

Executive Officers of the Registrant

Executive Officers are elected annually by the Board of Directors at the first meeting following the Annual Meeting of Stockholders to serve until the next annual meeting of the Board and until their respective successors are duly elected and qualified.

The Executive Officers of the Company, their ages as of February 29, 2008, and certain other information are as follows:

Name	Age	Title	Year First Elected Officer
F. Quinn Stepan	70	Chairman	1967
F. Quinn Stepan, Jr.	47	President and Chief Executive Officer	1997
John V. Venegoni	49	Vice President and General Manager – Surfactants	1999
Robert J. Wood	50	Vice President and General Manager – Polymers	2001
Anthony J. Zoglio	62	Vice President – Supply Chain	2001
James E. Hurlbutt	54	Vice President and Chief Financial Officer	2002
Frank Pacholec	52	Vice President, Research and Development	2003
Gregory Servatius	48	Vice President, Human Resources	2006
H. Edward Wynn	47	Vice President, General Counsel and Secretary	2007

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

James E. Hurlbutt was elected Vice President and Chief Financial Officer on February 12, 2008. From February 2005 until February 2008, he served the Company as Vice President – Finance. From February 2002 until February 2005, he served the Company as Vice President and Controller.

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

H. Edward Wynn has served the Company as Vice President, General Counsel and Secretary since January 9, 2007. From 2005 until 2006, he served as Chief Administrative Officer and General Counsel with Heritage Development Partners, LLC. From 2003 until 2005, he served as Chief Administrative Officer and General Counsel with the Illinois Department of Central Management Services. From 2001 until 2003 he was a partner at Winston and Strawn.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	The Company’s common stock is listed and traded on both the New York Stock Exchange and the Chicago Stock Exchange. See table below for New York Stock Exchange quarterly market price information.

Quarterly Stock Data
Quarter	Stock Price Range
	2007		2006
	High	Low	High	Low
First	$31.99	$25.40	$29.55	$25.05
Second	$31.83	$25.88	$31.94	$27.50
Third	$32.64	$27.31	$33.00	$27.64
Fourth	$34.90	$29.47	$31.67	$28.41
Year	$34.90	$25.40	$33.00	$25.05

The Company’s 5 1/2 percent convertible preferred stock is listed and traded on the New York Stock Exchange and the Chicago Stock Exchange. See Note 11, Stockholders’ Equity of the Consolidated Financial Statements (Item 8 of this Form 10-K) for a description of the preferred stockholders’ rights.

From time to time the Company purchases shares of its common stock in the open market and in private transactions for the purpose of funding option grants under its stock option plans and deferred compensation plans for directors and officers.

(b)	On January 31, 2008, there were 1,284 holders of record of common stock of the Company.

(c)	Below is a summary by month of purchases of shares of the Company’s common stock by the Company during the fourth quarter of 2007:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October	571	$34.36	—	—
November	—	—	—	—
December	—	—	—	—

(d)	See table below for quarterly dividend information. Also, see Note 7, Debt and Note 11, Stockholders’ Equity of the Consolidated Financial Statements (Item 8 of this Form 10-K), which sets forth the restrictive covenants covering dividends.

Dividends Paid Per Common Share

Quarter	2007		2006
First	20.50	¢	20.00	¢
Second	20.50	¢	20.00	¢
Third	20.50	¢	20.00	¢
Fourth	21.00	¢	20.50	¢

Year	82.50	¢	80.50	¢

(e)	Stock Performance Graph

The following stock performance graph compares the yearly change since December 31, 2002, in cumulative return on the Common Stock of the Company on a dividend reinvested basis to the Dow Jones Chemical Industry Index and the Russell 2000 Index. The Dow Jones Chemical Industry Index is a market-capitalization weighted grouping of 39 chemical companies, including major manufacturers of both basic and specialty products. Stepan Company is not included in the Dow Jones Chemical Industry Index. The Russell 2000 Index is a market-capitalization weighted grouping of 2,000 small to medium sized companies in a broad range of industries. Stepan Company was a part of the Russell 2000 Index during 2007. The graph assumes $100 was invested on December 31, 2002, and shows the cumulative total return as of each December 31 thereafter.

Item 6.	Selected Financial Data

See the table below for selected financial information.

(In thousands, except per share and employee data)

For the Year	2007	2006	2005	2004	2003
Net Sales	$1,329,901	$1,172,583	$1,078,377	$935,816	$784,855
Operating Income	35,095	15,853	25,468	19,179	9,796
Percent of Net Sales	2.6%	1.4%	2.4%	2.0%	1.2%
Income before Income Taxes and Minority Interest	23,715	7,389	17,646	14,633	5,271
Percent of Net Sales	1.8%	0.6%	1.6%	1.6%	0.7%
Provision for Income Taxes	8,687	900	4,170	4,320	360
Income Before Cumulative Effect of Change in Accounting Principle	15,118	6,670	13,529	10,324	4,911
Per Diluted Share (a)	1.50	0.63	1.39	1.05	0.45
Net Income	15,118	6,670	13,159	10,324	4,911
Per Diluted Share (a)	1.50	0.63	1.35	1.05	0.45
Percent of Net Sales	1.1%	0.6%	1.2%	1.1%	0.6%
Percent to Stockholders’ Equity (b)	7.8%	3.8%	7.9%	6.3%	3.1%
Percent Return on Invested Capital (c)	5.92%	4.51%	5.60%	4.97%	3.32%
Cash Dividends Paid	8,431	8,149	7,869	7,731	7,579
Per Common Share	0.8250	0.8050	0.7850	0.7725	0.7625
Depreciation and Amortization	37,176	38,384	38,769	39,169	41,426
Capital Expenditures	39,815	45,970	41,519	33,766	32,872
Weighted-average Common Shares Outstanding	9,263	9,131	9,005	8,970	8,889

As of Year End
Working Capital	$92,954	$87,974	$96,344	$77,882	$71,521
Current Ratio	1.5	1.5	1.6	1.5	1.5
Property, Plant and Equipment, net	234,062	225,604	211,119	208,870	210,665
Total Assets	573,185	546,055	516,159	492,776	464,217
Long-term Debt Obligations	96,939	107,403	108,945	94,018	92,004
Stockholders’ Equity	206,051	180,786	166,834	168,241	162,067
Per share (d)	20.69	18.33	17.19	17.42	16.89
Number of Employees	1,496	1,528	1,510	1,420	1,447

(a)	Based on weighted-average number of common shares outstanding during the year.
(b)	Based on average equity.
(c)	Defined as net operating profit after taxes divided by invested capital.
(d)	Based on common shares and the assumed conversion of the convertible preferred shares outstanding at year end.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Some information contained in the Management’s Discussion and Analysis is forward looking and involves risks and uncertainties. The Company operates in a cyclical industry and the results achieved this year are not necessarily an indication of future prospects for the Company. Actual results in future years may differ materially from the results presented below. Potential risks and uncertainties include, among others, fluctuations in the volume and timing of product orders, changes in demand for the Company’s products, changes in technology, continued competitive pressures in the marketplace, outcomes of environmental contingencies, availability of raw materials, the ability to pass on raw material price increases, foreign currency fluctuations and general economic conditions.

Overview

The Company produces and sells intermediate chemicals that are used in a wide variety of applications worldwide. The overall business comprises three reportable segments:

•

Surfactants – Surfactants, which accounted for 74 percent of consolidated net sales for 2007, are principal ingredients in consumer and industrial cleaning products such as detergents for washing clothes, dishes, carpets, floors and walls, as well as shampoos, lotions, fabric softeners, toothpastes and cosmetics. Other applications include biodiesel, germicidal quaternary compounds, lubricating ingredients, emulsifiers (for spreading agricultural products) and plastics and composites. Surfactants are manufactured at six North American sites (five in the U.S. and one in Canada), three European sites (United Kingdom, France and Germany) and three Latin American sites (Mexico, Brazil and Colombia). Stepan also owns 50 percent of a surfactant joint venture in the Philippines, which is not included in consolidated results or in the surfactant segment results, as it is accounted for under the equity method.

•

Polymers – Polymers, which accounted for 24 percent of consolidated net sales for 2007, include three primary product lines: phthalic anhydride, polyols and polyurethane systems. Phthalic anhydride is used in polyester alkyd resins and plasticizers for applications in construction materials and components of automotive, boating and other consumer products. Polyols are used in the manufacture of laminate insulation board for the construction industry and are also sold to the appliance, flexible foam, coatings, adhesives, sealants and elastomers markets. Polyurethane systems provide thermal insulation and are sold to the construction, industrial and appliance markets. In the U.S., polymer product lines are manufactured at its Millsdale, Illinois, site. Polyols are also manufactured at the Company’s Wesseling (Cologne), Germany facility, as well as at its 55 percent-owned joint venture in Nanjing, China (which is included in consolidated results). The Company also has a polymer sales office in Brazil that does not include manufacturing facilities.

•

Specialty Products – Specialty products, which accounted for 2 percent of consolidated net sales for 2007, include flavors, emulsifiers and solubilizers used in the food and pharmaceutical industries. Specialty products are manufactured primarily at the Company’s Maywood, New Jersey, site.

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

A number of the Company’s key raw materials and energy sources are commodities, principally petroleum-based and plant-based materials and natural gas (used to power the Company’s manufacturing facilities), whose prices fluctuate due to weather, general economic demand and other unpredictable factors. Since 2004, raw material costs have escalated due to increased global demand, instability in the Middle East and tight supplies. Increased raw material costs are passed on to customers as quickly as the marketplace allows; however, certain customers have arrangements with the Company that allow for price changes only on a quarterly basis, and competitive pressures sometimes prevent cost increases from being passed on to customers, particularly in periods when there is excess industry capacity. Consequently, it may take time to recover raw material cost increases for some product lines or market segments. The Company raised selling prices numerous times since 2004.

The Company’s administrative expenses are subject to period-to-period fluctuations due principally to the accounting for the Company’s deferred compensation plans and to obligations associated with environmental remediation and related legal issues. The Company operates in a setting of extensive local, state and federal regulations concerning the environment. The Company has been named as a potentially responsible party to perform environmental remediation at the Company’s expense at a number of geographic sites. The Company believes it has adequate reserves for all known environmental sites, but an adverse determination could result in a significant negative effect on the Company’s financial position, results of operations and cash flows. Expenses related to legal and environmental matters declined $4.5 million from 2006 to 2007. Compensation expense related to the Company’s deferred compensation plans declined $1.4 million between 2006 and 2007. Not included in administrative expenses is the income earned by the mutual fund investments held by the Company to fund its deferred compensation obligations. (See the “Recent Accounting Pronouncements” section of Note 1, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements, for a discussion of the effect that the adoption of Statement of Financial Accounting Standards (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, will have on the accounting treatment of the Company’s mutual fund investments.) The investment income is included in the “Other, net” line in the “Other Income (Expense)” section of the Consolidated Statements of Income. The pre-tax effect of deferred compensation related activities is displayed below:

(Dollars in millions)	(Income) / Expense For the Years Ended December 31
	2007	2006	2005
Deferred Compensation (Administrative expense)	$2.3	$3.7	$2.1
Investment Income (Other, net)	(1.2)	(1.2)	(0.6)

Net Pre-tax Income Effect	$1.1	$2.5	$1.5

For further discussions of these matters, see the ‘Environmental and Legal Matters’ and ‘Critical Accounting Policies’ sections of this Management Discussion and Analysis.

Two events having significant effects on the Company’s 2007 results of operations occurred in the second quarter of 2007: the sale of the Company’s specialty esters product line and the impairment of the goodwill related to the Company’s United Kingdom subsidiary (Stepan UK). The following is a discussion of those two events:

Sale of Specialty Esters Product Line

On April 30, 2007, the Company sold its specialty ester surfactant product line for the personal care market to The HallStar Company (formerly CPH Holding Corporation). No physical assets were included in the sale. The product line represented approximately $15.0 million in Company annual net sales. The products, which are manufactured at the Company’s Maywood, New Jersey, facility, will continue to be produced for The HallStar Company during a transition period of up to one year. The sale was for $6.2 million of cash plus the transfer to the Company of a specialty agricultural surfactant product line. As a result of the sale, the Company reported a $4.2 million pretax gain in 2007. The gain was net of related write-downs for equipment and inventory as well as severance charges and a provision for expected losses on the fulfillment of a manufacturing agreement associated with the product line sale. See Note 2 to the consolidated financial statements for additional detail regarding the recorded gain.

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

Goodwill Impairment

As required by SFAS No. 142, Goodwill and Other Intangible Assets, the Company performs an annual impairment test of goodwill. The Company performs its test during the second calendar quarter of each year. The first step of the goodwill impairment test is to compare each reporting unit’s net book value to its fair value. If fair value exceeds net book value then no impairment is indicated, and no further steps must be performed. The 2007 test identified that the book value of Stepan UK, a reporting unit of the Company’s surfactants segment, exceeded its fair value. The fair value of Stepan UK was estimated by applying a discounted cash flow method to the projected cash flows of Stepan UK. Because the first step of the test indicated a potential impairment of goodwill, a second step was required to determine the amount, if any, of the impairment. The second step compares the implied fair value of goodwill (i.e., the reporting unit’s fair value less the fair value of the reporting unit’s net assets, excluding goodwill) to the book value of goodwill. If the book value of goodwill exceeds the implied fair value of goodwill, an impairment loss is recognized in the amount of the excess. Upon completion of the second step, the Company determined that the impairment loss for Stepan UK was $3.5 million, the entire amount of goodwill on Stepan UK’s books. The $3.5 million non-cash goodwill impairment loss was recorded in the three month period ended June 30, 2007. See Note 5 to the consolidated financial statements.

The goodwill impairment reflected an estimated reduction in the fair value of Stepan UK’s business as a result of the increased risk of attaining the forecasted future cash flows. The increased risk was attributed to increases in sales volume expected from the shutdown of a competitor not materializing to the degree originally anticipated, coupled with lower than expected margins.

No impairment of goodwill related to other Company reporting units was indicated by the annual test.

Results of Operations

2007 Compared with 2006

Summary

Net income for 2007 increased $8.4 million, or 127 percent, to $15.1 million, or $1.50 per diluted share, from $6.7 million, or $0.63 per diluted share, for 2006. Pretax income increased $16.3 million, or 221 percent. Operating income improved $19.2 million, or 121 percent, between years. As noted in the summary and segment discussions below, all three segments contributed to the improvement in consolidated operating income. Gross profit grew $15.6 million, or 12 percent, between years, while operating expenses declined $3.6 million, or three percent. Prior year operating expenses included a number of items that did not recur in 2007. Pretax income was negatively impacted by $2.5 million of increased foreign exchange losses. Below is a summary discussion of the major factors leading to the year-to-year changes in net sales, profits and expenses. A detailed discussion of segment operating performance for 2007 follows the summary.

Consolidated net sales for 2007 were $157.3 million, or 13 percent, higher than consolidated net sales for 2006. All reportable segments reported year-over-year net sales increases. A six percent increase in average selling prices, a five percent increase in sales volume and the favorable effects of currency translation accounted for approximately $71.7 million, $52.7 million and $32.9 million, respectively, of the net sales increase. The pass through of higher raw material costs to customers accounted for most of the increase in average net selling prices. All segments contributed to the sales volume improvement. The currency translation effect was attributable to a U.S. dollar that weakened against nearly all local currencies for the countries where the Company has operations.

Operating income for 2007 was $19.2 million, or 121 percent, higher than operating income for 2006. Approximately $1.3 million of the increase resulted from the effects of currency translation. Gross profit improved $15.6 million, or 12 percent, and operating expenses declined $3.6 million, or three percent. All three segments reported higher year-over-year gross profit. Increased sales volume played a role in the growth of each segment’s profitability. In addition, higher selling prices and an improved customer and product mix contributed to the gross profit improvement for the surfactants segment. Company gross profit was negatively affected by $1.4 million of curtailment expense resulting from freezing the Company’s Retirement Plan for Millsdale and Anaheim Hourly Employees.

The $3.6 million, or three percent, decline in operating expenses reflected lower administrative expenses ($6.4 million or 14 percent) partially offset by higher research and development expenses ($1.8 million or six percent) and marketing expenses ($1.7 million or five percent). 2007 operating expenses also included the $4.2 million gain on the sale of the specialty esters product line and the $3.5 million goodwill impairment charge. Numerous items contributed to the decline in administrative expenses. The most notable factors were a $4.5 million drop in legal and environmental expenses, a $2.5 million reduction in severance costs and a $1.4 million decline in compensation expenses related to the Company’s deferred compensation plans. A $1.4 million increase in salaried payroll expenses and $0.8 million from the effects of foreign currency translations partially offset the favorable year-to-year administrative expense variances. See the ‘Corporate Expense’ section of this discussion for additional details about the year-to-year changes in legal and environmental and deferred compensation expenses. The non-recurring nature of the $2.8 million 2006 fourth quarter charge for the European surfactants staffing reorganization accounted for the drop in severance costs. A $1.8 million increase in salaried payroll expenses accounted for the higher research and development expenses. The higher marketing expenses were attributable to $0.9 million of foreign currency translation and a $0.8 million increase in U.S. salaried payroll expenses. Salaried payroll costs for all categories were up due to fringe benefit expenses, incentive bonus compensation and normal pay increases.

Interest expense increased $0.8 million, or 10 percent, between years due to higher average debt levels and short-term interest rates. Increased working capital needs, driven by higher raw material costs, led to the higher average debt levels.

Losses related to the Company’s 50 percent owned Philippine joint venture fell $0.4 million, or 49 percent, from year to year. Losses declined due to a more favorable product mix resulting from an increase in fabric softener sales. The Company expects continuing improvement in the joint venture’s profitability in 2008.

Other, net, which includes foreign exchange gains and losses and investment related income and expense, was $1.2 million of expense for 2007 compared to $1.2 million of income for 2006. Foreign exchange losses accounted for $2.5 million of the year-to-year change. The re-valuations of dollar-denominated receivables held by the Company’s Canadian subsidiary and euro-denominated payables held by the Company’s UK subsidiary led to the foreign exchange losses. Throughout 2007, the U.S. dollar weakened in relation to other foreign currencies, and the British pound sterling weakened against the European euro.

The effective tax rate was 36.6 percent for 2007 compared to 12.2 percent for 2006. As a result of increased consolidated income for the year, the tax benefit realized from tax credits and deductions as a percentage of income was reduced resulting in a higher effective tax rate. The effective tax rate also increased due to the recording of Stepan UK’s goodwill impairment for which no tax benefit was realized and to the favorable effect that one-time tax benefits in Mexico and the recognition of German tax loss carryforward benefits had on the 2006 tax provision. See Note 10 to the consolidated financial statements for a reconciliation between the statutory U.S. federal income tax rate and the effective tax rate.

Segment Results

(Dollars in thousands)	Surfactants	Polymers	Specialty Products	Segment Results	Corporate	Total
For the year ended December 31, 2007
Net sales	$975,726	$321,228	$32,947	$1,329,901	—	$1,329,901
Operating income	29,716	28,044	5,946	63,706	(28,611)	35,095

For the year ended December 31, 2006
Net sales	$880,327	$264,167	$28,089	$1,172,583	—	$1,172,583
Operating income	21,249	26,106	3,225	50,580	(34,727)	15,853

Surfactants

Surfactants net sales for 2007 increased $95.4 million, or 11 percent, over net sales for 2006. A four percent increase in average selling prices, a four percent increase in sales volume and the favorable effects of foreign currency translations accounted for approximately $37.9 million, $30.9 million and $26.6 million, respectively, of the positive change between years. A year-to-year comparison of net sales by region follows:

	For the Year Ended
(Dollars in thousands)	December 31, 2007	December 31, 2006	Increase / (Decrease)	Percent Change
North America	$650,194	$611,645	$38,549	+6
Europe	228,970	188,751	40,219	+21
Latin America	96,562	79,931	16,631	+21

Total Surfactants Segment	$975,726	$880,327	$95,399	+11

The net sales growth for North American operations was attributable to a four percent growth in sales volume, a two percent increase in average selling prices and the effects of foreign currency translation, which accounted for $22.4 million, $13.1 million and $3.0 million, respectively, of the change between years. U.S. sales volume increased five percent between years primarily due to a 14 percent improvement in the commodity laundry product lines and a 21 percent increase in agricultural chemical product lines. The increase in sales for the laundry commodity product lines resulted from multiple factors, including gaining additional business at some accounts and picking up spot business at others due to production issues with customers’ in-house production. High farm crop prices and high utilization of farm acreage have stimulated the demand for the Company’s agricultural products. Demand is expected to remain strong through 2008. The increased average selling prices reflected the Company’s continued efforts to pass raw material cost increases to customers. The Company announced another price increase for January 1, 2008.

For European operations, foreign currency translation, a six percent improvement in average selling prices and a five percent increase in sales volume accounted for $19.1 million, $12.4 million and $8.7 million, respectively, of the year-to-year net sales increase. The foreign currency translation effect resulted from the strengthening of the European euro and the British pound sterling against the U.S. dollar. Excluding the effect of currency translation, net sales for European operations grew 11 percent. An increase in fabric softener and sulfonation sales accounted for much of the sales volume improvement. A more favorable mix of sales coupled with increased selling prices, particularly for Stepan UK, led to the higher average selling prices.

The increase in net sales for Latin American operations was attributable to a 14 percent improvement in average selling prices, the favorable effects of foreign currency translation and a one percent rise in sales volume. Higher average selling prices and foreign currency translation accounted for $11.5 million and $4.5 million, respectively, of the net sales growth. Sales volume contributed $0.6 million to the increase. All locations reported higher year-to-year net sales. Price increases necessitated by higher raw material costs and a more favorable mix of sales led to the increase in average selling prices. Sales volume increases for the region’s Colombia and Brazil locations were largely offset by a decline in sales volume for operations in Mexico.

Surfactants operating income for 2007 was $8.5 million, or 40 percent, higher than operating income for 2006. Improved results from North American operations, due to an improved customer and product mix and higher sales volume, drove the improvement in surfactants income. Included in 2007 operating income were the previously noted $4.2 million net gain on the sale of the specialty esters product line and the $3.5 million goodwill impairment charge (both recorded in the second quarter of 2007). In addition, 2006 operating expenses included $2.8 million of fourth quarter severance expenses related to restructuring the European surfactants organization. Surfactants gross profit grew $10.4 million, or 13 percent, between years, while operating expenses increased $1.9 million, or three percent. About $0.7 million of the increase in operating income was attributable to the favorable effects of foreign currency translation. Year-to-year comparisons of gross profit by region and total segment operating expenses and operating income follow:

	For the Year Ended		Increase / (Decrease)	Percent Change
(Dollars in thousands)	December 31, 2007	December 31, 2006
North America	$68,785	$59,506	$9,279	+16
Europe	14,649	12,304	2,345	+19
Latin America	8,179	9,409	(1,230)	-13

Total Surfactants Segment	$91,613	$81,219	$10,394	+13

Operating Expenses	61,897	59,970	1,927	+3

Operating Income	$29,716	$21,249	$8,467	+40

Gross profit for North American operations increased 16 percent from year to year as a result of a four percent increase in sales volume. Also contributing were an improvement in customer and product mix and the general strength of the agriculture sector. Partially offsetting the improvement was a $7.3 million drop in biodiesel profit due to the escalating cost of soybean oil and lower sales volume. In addition, approximately $1.0 million of the previously noted pension curtailment expense was charged to North American operations. About $0.7 million of the North American gross profit increase was due to the effects of foreign currency translation.

European operation’s gross profit increased due to the previously mentioned five percent increase in sales volume and the six percent increase in average selling prices. The favorable effect of foreign currency translation accounted for about $1.3 million of the year-to-year increase in gross profit.

Despite higher selling prices and sales volumes, gross profit for Latin American operations declined 13 percent between years. Excluding the favorable effects of foreign currency, gross profit for Latin American operations fell $1.7 million, or 18 percent. The decline was entirely attributable to the Company’s Mexico subsidiary, which was also negatively impacted by higher raw material costs for which selling price increases could not keep pace.

Operating expenses for the surfactants segment increased $1.9 million, or three percent, between years. Excluding the Stepan UK goodwill impairment charge and the gain on the sale of the specialty esters product line, operating expenses increased $2.6 million, or four percent. A $2.6 million increase in expenses for North America operations, $1.6 million of foreign currency translation and $0.6 million of fees for the registration of the Company’s biocide products sold in Europe accounted for the higher operating expenses. Higher research expenses, due primarily to higher salaries, benefit and bonus expenses, caused the increase in operating expenses for North America operations. The foregoing was partially offset by a $2.5 million decline in severance expense. Expenses for 2006 included a $2.8 million fourth quarter severance charge related to the restructuring of the European surfactants organization.

Polymers

2007 net sales for the polymers segment increased $57.1 million, or 22 percent, over 2006 net sales. Higher average selling prices, a nine percent increase in sales volume and the favorable effects of foreign currency translation contributed $26.2 million, $24.6 million and $6.3 million, respectively, to the increase in net sales. A year-to-year comparison of net sales by region is displayed below:

	For the Year Ended		Increase / (Decrease)	Percent Change
(Dollars in thousands)	December 31, 2007	December 31, 2006
North America	$240,553	$214,864	$25,689	+12
Europe	69,840	40,878	28,962	+71
Asia and Other	10,835	8,425	2,410	+29

Total Polymers Segment	$321,228	$264,167	$57,061	+22

The increase in North American operations net sales was driven by higher average selling prices, generated by the pass through of rising raw material costs, and a four percent improvement in sales volume. The increase in selling prices and sales volume accounted for $16.4 million and $9.3 million, respectively, of the net sales improvement. Average selling prices for 2007 were seven percent higher than average prices for 2006. Polyols was the principal contributor to the North American net sales and sales volume improvements.

The increase in net sales for European operations resulted from a 37 percent increase in sales volume, higher selling prices and foreign currency translation. Higher sales volume contributed $15.1 million to the net sales improvement, while higher selling prices and the favorable effect of foreign currency translation contributed $8.2 million and $5.7 million, respectively. Stronger European insulation demand and a stronger economic climate led to the sales volume increase. Higher energy costs and insulation standards drove the increase in insulation demand. Excluding the effect of foreign currency exchange, average selling prices increased 15 percent between years due to the pass through of higher raw material costs and strong demand for the Company’s polymer products.

For Asia and Other regions, a 15 percent increase in average selling prices, the effects of foreign currency translation, and a six percent increase in sales volume accounted for $1.3 million, $0.6 million and $0.5 million, respectively, of the net sales growth. The pass through of raw material costs to customers was the major factor for the increase in selling prices.

Polymers operating income for 2007 increased $1.9 million, or seven percent, over operating income for 2006. Gross profit grew $2.7 million, or seven percent, and operating expenses increased $0.8 million, or five percent. Significant improvement for European operations drove the year-to-year gross profit increase. The improvement for European operations was largely offset by a drop in gross profit for North American operations, which continued to be challenged by rising raw material costs and which encountered unplanned outages in the phthalic anhydride (PA) production area. Approximately $0.6 million of the year-to-year operating increase was attributable to the favorable effects of foreign currency translation. Income results for 2006 benefited from $0.7 million of income related to the settlement of a claim for a 2005 electrical outage in the Company’s PA plant. Below are year-to-year comparisons of gross profit by region and total segment operating expenses and operating income:

	For the Year Ended		Increase / (Decrease)	Percent Change
(Dollars in thousands)	December 31, 2007	December 31, 2006
North America	$30,946	$36,178	$(5,232)	-14
Europe	11,905	4,180	7,725	+185
Asia and Other	610	404	206	+51

Total Polymers Segment	$43,461	$40,762	$2,699	+7

Operating Expenses	15,417	14,656	761	+5

Operating Income	$28,044	$26,106	$1,938	+7

Excluding the above-noted electric claim settlement, North American operation’s 2007 gross profit fell $4.6 million, or 13 percent, between years. The effects of higher raw material costs and the previously noted PA production problems more than offset the effect of the four percent increase in sales volume. The persistent escalation of raw material costs particularly affected polyol profit margins. Average polyol raw material costs were up about 20 percent between years. Selling price increases did not keep pace with the rising costs. The Company instituted further price increases to recoup the higher costs. The Company will continue to make capital investments in the PA plant to improve its reliability. A significant maintenance turnaround is scheduled for later in 2008, which will include equipment upgrades to improve both plant safety and reliability.

The significant growth in European operations gross profit reflected the increases in polyol sales volume and selling prices noted earlier. Raw material costs continue to rise, but thus far selling price increases have kept pace. The Company expects strong demand to continue, but rising raw material costs may negatively affect future margins. The favorable effects of foreign currency translation accounted for $0.9 million of the year-to-year gross profit growth.

The gross profit increase for Asia and Other was principally attributable to the selling price and sales volume increases noted earlier.

Operating expenses for the polymer segment were up $0.8 million, or five percent, between years. Approximately $0.3 million of the increase was due to the effects of foreign currency translation. Most of the remaining year-to-year increase was attributable to higher marketing expenses needed to support the growing European business.

Specialty Products

Net sales for 2007 were $4.9 million, or 17 percent, higher than net sales for 2006. All product lines reported higher sales due to greater sales volumes. An increase in selling prices for food ingredient products also contributed to the rise in net sales. The higher sales volumes and food ingredient selling prices along with a higher mix of high-margin pharmaceutical product sales led to a $2.7 million, or 84 percent, improvement in operating income. Operating expenses were down $0.5 million, or 15 percent, due to lower research expenses.

Corporate Expenses

Corporate expenses, which comprise corporate operating expenses (including legal and environmental expenses) that are not allocated to the reportable segments, declined $6.1 million, or 18 percent, to $28.6 million for 2007 from $34.7 million for 2006. The following table depicts the major items that accounted for the year-to-year corporate expense decline:

(Dollars in millions)	Increase/(Decrease)
Legal/Environmental Expense	$(4.5	)(a)
Deferred Compensation	(1.4	)(b)
Other	(0.2)

Total	$(6.1)

(a)	2006 expense included a $3.0 million fourth quarter settlement for personal injury claims associated with the Company’s previously owned Wilmington, Massachusetts, site (sold in 1980) and $0.6 million in expense to reflect increased environmental liability requirements. In addition, expenses were down year over year as a result of a decline in outside legal work related to litigation, environmental issues and retirement benefit plans.
(b)	Due to lower 2007 versus 2006 growth in the value of the Company’s common stock to which a large portion of the deferred compensation liability is tied. In 2007, the price of the Company’s common stock increased $0.86 per share from $31.67 per share on December 31, 2006, to $32.53 per share on December 31, 2007. In 2006, the price of the Company’s common stock increased $4.78 per share from $26.89 per share on December 31, 2005, to $31.67 per share on December 31, 2006.

2006 Compared with 2005

Summary

Net income for 2006 declined 49 percent to $6.7 million, or $0.63 per diluted share, compared to $13.2 million, or $1.35 per diluted share, for 2005. Before the cumulative effect of a change in accounting principle for asset retirement obligations, 2005 net income was $13.5 million, or $1.39 per diluted share. Operating income for 2006 fell $9.6 million, or 38 percent, from operating income reported in 2005. The decline in operating income reflected a $5.2 million increase in legal and environmental expenses, a $1.6 million increase in deferred compensation expense and $2.8 million of fourth quarter 2006 severance expense related to the restructuring of the Company’s Europe surfactants organization. Included in the legal and environmental expense increase was a $3.0 million fourth quarter 2006 settlement for personal injury claims associated with the Company’s previously owned Wilmington, Massachusetts site (sold in 1980). In addition to the foregoing, income results for 2005 benefited from $2.5 million of insurance settlement income related to the 2004 fire at the Company’s United Kingdom subsidiary, $2.1 million in non-recurring income related to a U.S. Department of Agriculture biodiesel incentive income and a large non-recurring polyurethane systems sales contract. Below is a summary discussion of the major factors leading to the year-to-year changes in net sales, profits and expenses. A detailed discussion of segment operating performance for 2006 follows the summary.

Consolidated net sales for 2006 were $94.2 million, or nine percent, higher than consolidated net sales for 2005. All reportable segments reported year-to-year increases in net sales. Increases in selling prices, due primarily to the pass through of higher raw material costs, along with a favorable mix of surfactants sales and greater polymers volume led to the increase in net sales. Consolidated sales volume increased one percent from year-to-year. Higher average selling prices and the small sales volume increase accounted for approximately $76.7 million and $11.4 million of the net sales growth, respectively. The favorable effects of foreign currency translations accounted for about $6.1 million of the year-to-year change.

Operating income for 2006 was $9.6 million, or 38 percent, lower than operating income for 2005. Gross profit was up $2.9 million, or two percent, while operating expenses increased $12.5 million, or 13 percent. The surfactants segment accounted for most of the gross profit increase as results for North American operations improved due to higher selling prices and a more favorable customer and product mix. Also, increased Latin American sales volume contributed to the higher surfactants profits. Gross profit for the polymers segment was up less than one percent from year-to-year as the effects of higher raw material costs, particularly for foreign operations, and a drop in sales volume for polyurethane systems largely offset the effect of sales volume growth for the polyols product line. Gross profit for the specialty products segment dropped due to higher raw material costs. In addition to the foregoing, consolidated 2005 gross profit benefited from the previously mentioned Stepan UK insurance income and the U.S. Department of Agriculture biodiesel incentive income.

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

The effective tax rate was 12.2 percent in 2006 compared to 23.6 percent in 2005. The decrease in the effective tax rate was primarily due to an increased level of biodiesel tax credits that were established as part of the American Jobs Creation Act of 2004 and the Energy Tax Incentives Act of 2005 (currently scheduled to expire December 31, 2008). The decrease was also due to the utilization of net operating loss carryforwards in Germany for which valuation allowances had previously been recorded and to the favorable effect of a new tax law in Mexico that reduced the 2006 tax provision.

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

Surfactants

Surfactants net sales for 2006 increased $56.7 million, or seven percent, over net sales for 2005. The effects of higher selling prices and a more favorable mix of sales accounted for the net sales growth. The favorable effects of foreign currency translations added $5.4 million to the increase in net sales. Sales volume was largely unchanged between years. A year-to-year comparison of net sales by region follows:

	For the Year Ended		Increase / (Decrease)	Percent Change
(Dollars in thousands)	December 31, 2006	December 31, 2005
North America	$611,645	$585,664	$25,981	+4
Europe	188,751	176,473	12,278	+7
Latin America	79,931	61,466	18,465	+30

Total Surfactants Segment	$880,327	$823,603	$56,724	+7

Selling price increases, a more favorable customer and product mix and a $3.4 million positive effect of foreign currency translation drove the four percent increase in net sales for North American operations. The average selling price was up seven percent between years. The effects of selling price increases and the more favorable mix of sales more than offset the effect of a three percent drop in sales volume. Most of the sales volume decline was attributable to a 17 percent fall in commodity laundry products, which resulted from customer product reformulations and market share fluctuations. Higher selling prices reflected the pass through of rising raw material costs to customers. The improved customer and product mix reflected higher sales volumes for the distributor and specialty foamers market, as focused efforts proved successful in these markets. These products carry higher selling prices and are more profitable than commodity laundry products. In addition, 2006 sales volume for biodiesel products was up 57 percent over 2005 sales volume and resulted in $8.9 million of additional net sales.

Higher selling prices and a 14 percent growth in sales volume accounted for the 30 percent improvement in net sales for Latin American operations. All three Latin American subsidiaries reported higher net sales. Growth in fabric softener sales drove Latin American net sales and sales volume gains.

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

	For the Year Ended		Increase / (Decrease)	Percent Change
(Dollars in thousands)	December 31, 2006	December 31, 2005
North America	$59,506	$54,721	$4,785	+9
Europe	12,304	13,345	(1,041)	-8
Latin America	9,409	8,595	814	+9

Total Surfactants Segment	$81,219	$76,661	$4,558	+6

Operating Expenses	59,970	56,577	3,393	+6

Operating Income	$21,249	$20,084	$1,165	+6

The positive effects of higher selling prices along with a more favorable customer and product mix more than offset the effects of a three percent drop in sales volume and led to the nine percent increase in gross profit for North American operations. The selling price increases reflected the Company’s efforts to recapture margin lost due to higher raw material costs. Higher sales volumes for the distributor and specialty foamers product lines accounted for the improved mix. As noted earlier, sales for these product lines are more profitable than sales for the commodity laundry product line, which accounted for the reduced North American surfactants sales volume. Gross profit for the biodiesel product line fell $0.3 million, or four percent, from year to year despite greater sales volume. Gross profit in 2005 included $2.1 million of income for incentives received from the U.S. Department of Agriculture for increasing biodiesel production. The incentive program was discontinued during 2006. The biodiesel business generated $1.6 million of U.S. income tax credits that are not reflected in gross profit or operating income, but are included in the full year tax provision.

The nine percent gross profit improvement for Latin American operations resulted from the 14 percent sales volume increase noted above. Stepan Brazil accounted for most of the Latin America gross profit improvement due to increased sales volume. Stepan Mexico’s gross profit was essentially unchanged between years.

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

	For the Year Ended		Increase / (Decrease)	Percent Change
(Dollars in thousands)	December 31, 2006	December 31, 2005
North America	$214,864	$198,160	$16,704	+8
Europe	40,878	27,770	13,108	+47
Asia and Other	8,425	2,527	5,898	+233

Total Polymers Segment	$264,167	$228,457	$35,710	+16

Higher average selling prices, due primarily to the pass through of raw material cost increases, accounted for the eight percent increase in net sales for North American operations. Sales volume was essentially unchanged from year to year. Sales volumes were up four percent and one percent for the phthalic anhydride and polyol product lines, respectively, but sales volume for polyurethane systems dropped 26 percent. In 2005, North American polyol sales volume included the unusual sale of two barges of raw materials. Excluding the raw material sales, North American polyol sales volume increased five percent between years as the downturn in roofing insulation board demand that began in the second half of 2005 subsided somewhat in 2006. A nonrecurring large sales contract that was filled in the second quarter of 2005 coupled with the loss of business at three customers drove a decline in sales volume for polyurethane systems.

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

Polymers 2006 operating income fell $0.5 million, or two percent, from operating income for 2005. Gross profit increased $0.2 million from year to year, while operating expenses increased $0.7 million. Profit results for 2005 benefited from a large polyurethane systems sales contract that was completely filled in the second quarter of 2005. Profit results for 2006 benefited from $0.7 million of income related to the settlement of a 2005 claim for an electrical outage in the Company’s phthalic anhydride plant precipitated by an undersized transformer installed by the Company’s electricity provider (the entire claim settlement was $0.9 million, of which $0.2 million was allocated to the surfactants segment). Year-to-year comparisons of gross profit by region and total segment operating expenses and operating income follows:

	For the Year Ended		Increase / (Decrease)	Percent Change
(Dollars in thousands)	December 31, 2006	December 31, 2005
North America	$36,178	$35,108	$1,070	+3
Europe	4,180	4,982	(802)	-16
Asia and Other	404	492	(88)	-18

Total Polymers Segment	$40,762	$40,582	$180	—

Operating Expenses	14,656	13,930	726	+5

Operating Income	$26,106	$26,652	$(546)	-2

The year-to-year increase in gross profit for North American polymers was attributable to improved pricing for the polyols product line partially offset by the previously noted reduced sales volume for polyurethane systems. The 2006 settlement income related to the 2005 electric outage also contributed. Selling price increases for polyols enabled the business to partially recover margin lost from rising material costs. On average, selling prices for North America polymers were eight percent higher than selling prices for 2005.

Despite higher sales volume, European operations reported an $0.8 million, or 16 percent, drop in gross profit between years primarily due to higher raw material costs that were difficult to entirely recapture with selling price increases. In 2005, European operations benefited from a contractual arrangement that offered favorable raw material prices that did not carry into 2006.

The China joint venture reported 2006 gross profit that was less than that reported in 2005, as the effect of higher sales volume was more than offset by higher raw material costs. Competitive situations made it difficult to raise selling prices in China enough to cover the increased raw material costs.

North American operations accounted for the $0.7 million, or five percent, year-to-year operating expense increase. Marketing expenses were up $0.6 million and research and development expenses were up $0.1 million. Numerous small variances accounted for the increase in marketing expenses, including salary and travel related expenses.

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

Corporate Expenses

Corporate expenses, which primarily include corporate operating (including legal and environmental expenses) expenses that are not allocated to the reportable segments, increased $8.2 million, or 31 percent, to $34.7 million for 2006 from $26.5 million for 2005. The following table depicts the major items that accounted for the year-to-year corporate expense increase:

(Dollars in millions)
Legal/Environmental Expense	$5.2	(a)
Deferred Compensation	1.6	(b)
Consulting Fees	0.4	(c)
Salary Expense	0.4	(d)
Stock-based Compensation	0.4	(e)
Other	0.2

Total	$8.2

(a)	Due primarily to a fourth quarter 2006 $3.0 million settlement for personal injury claims associated with the Company’s previously owned Wilmington, Massachusetts, site (sold in 1980), a $0.6 million increase in environmental remediation liability requirements and increases in outside legal consultation work related to environmental and regulatory matters and the Company’s retirement benefit plan amendments.
(b)	Due to increases in the price of the Company’s common stock and the value of the mutual funds to which the deferred compensation liability is tied.
(c)	Reflects expenses for outside consultants used to aid the Company in amending its retirement benefit plans.
(d)	Largely due to the filling of open staff positions and to normal pay increases.
(e)	Reflects compensation expense related to the Company’s stock options and performance stock awards. The Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, on January 1, 2006. Under the previous accounting rules, the Company recognized no stock-based compensation expense.

Liquidity and Financial Condition

Cash provided by operating activities totaled $47.1 million during for the full year of 2007, compared to $38.8 million for 2006. Net income increased by $8.4 million from year to year. Working capital consumed $3.7 million for 2007 compared to $5.9 million in 2006. Current year accounts receivable growth was higher in 2007 compared to 2006 due to increased sales while inventory growth slowed from year to year. Changes in accounts payable and prepaid expenses were both favorable to cash in 2007 compared to 2006.

Investing activities consumed $35.3 million during 2007 compared to $48.5 million for 2006. Capital expenditures totaled $39.8 million in 2007, a decrease of $6.2 million from $46.0 million in 2006. Prior year spending included the expansion of fabric softener capacity and the implementation of a multi-purpose reactor for the Company’s Latin American operations. During 2007, investing activities also included cash proceeds of $6.2 million from the sale of a product line. The Company estimates that capital spending will be approximately $43.5 million during 2008.

Total company debt, excluding capital leases, decreased by $3.2 million during 2007, from $131.2 million to $128.0 million as of December 31, 2007. Higher cash from operating activities and lower cash requirements for investing activities were mainly responsible for permitting the current year debt reduction after payment of dividends.

As of December 31, 2007, the ratio of total debt to total debt plus shareholders’ equity was 38.3 percent, compared to 42.0 percent one year earlier.

As of December 31, 2007, Company debt included $86.4 million of unsecured promissory notes with maturities extending through 2018. These notes are the Company’s primary source of long-term debt financing, and are supplemented by bank credit facilities to meet short and medium term needs.

The Company maintains contractual relationships with its U.S. banks that provide for revolving credit of up to $60.0 million, which may be drawn upon as needed for general corporate purposes through April 20, 2011 under a revolving credit agreement. At December 31, 2007, borrowings under committed U.S. credit lines totaled $11.1 million. The Company also meets short-term liquidity requirements through uncommitted U.S. bank lines of credit.

Certain foreign subsidiaries of the Company maintain bank term loans and short-term bank lines of credit in their respective local currencies to meet working capital requirements as well as to fund capital expenditure programs and acquisitions. At December 31, 2007, the Company’s European subsidiaries had term loans totaling $10.8 million including current maturities. The European subsidiaries also had short-term bank debt totaling $12.4 million with unborrowed capacity of approximately $13.4 million at that date. The Company’s Mexican and Brazilian subsidiaries had debt totaling $2.1 million and $1.4 million, respectively. The Company’s Chinese joint venture had $3.8 million of bank debt at December 31, 2007, for which Stepan Company has issued guaranties for the Company’s proportionate interest (55 percent) of the credit facilities.

The Company’s loan agreements in the U.S. and in France contain provisions, which, among others, require maintenance of certain financial ratios and place limitations on additional debt, investments and payment of dividends. The Company is in compliance with all of its loan agreements as of December 31, 2007.

The Company anticipates that cash from operations and from committed credit facilities will be sufficient to fund anticipated capital expenditures, dividends and other planned financial commitments for the foreseeable future. Any substantial acquisitions would require additional funding.

Outlook

Over the past 15 months the Company has invested significantly in its future through capacity additions and restructuring activities. The Company’s 2007 operating results for all three segments were up and benefited from those investments. The surfactants segment achieved volume growth and improved sales mix. As planned, the Company’s global fabric softener platform was extended, and European profitability was improved. The polymers segment had a breakout year in Europe. While the risk of recession in 2008 can not be dismissed, the Company has opportunities to capitalize on existing plant capacity and drive further profit growth in 2008.

Contractual Obligations

At December 31, 2007, the Company’s contractual obligations, including estimated payments by period, were as follows:

(Dollars in thousands)	Payments Due by Period
	Total	Less than 1 year	1-3 years	3 – 5 years	More than 5 years
Long Term Debt Obligations	$127,963	$31,024	$18,928	$30,856	$47,155
Interest Payments on Debt Obligations (a)	33,232	7,149	9,754	7,737	8,592
Capital Lease Obligations	2,240	320	640	640	640
Operating Lease Obligations	18,824	3,536	5,080	2,940	7,268
Purchase Obligations (b)	36,408	33,175	3,233	—	—
Other (c)	23,005	2,938	3,392	3,720	12,955

Total	$241,672	$78,142	$41,027	$45,893	$76,610

(a)	Interest payments on debt obligations represent interest on all Company debt at December 31, 2007. The interest payment amounts related to the variable rate component of the Company’s debt assume that interest will be paid at the rates prevailing at December 31, 2007. Future interest rates may change, and therefore, actual interest payments would differ from those disclosed in the above table.
(b)	Purchase obligations consist of raw material, utility and telecommunication service purchases made in the normal course of business.
(c)	The “Other” category is comprised of deferred revenues that represent commitments to deliver products; expected 2007 required contributions to the Company’s funded defined benefit pension plans; estimated payments related to the Company’s unfunded defined benefit supplemental executive and outside directors pension plans; estimated payments (undiscounted) related to the Company’s asset retirement obligations; and environmental remediation payments for which amounts and periods can be reasonably estimated.

The above table does not include $51.8 million of other non-current liabilities recorded on the balance sheet, as summarized in Note 16 to the consolidated financial statements. The significant non-current liabilities excluded from the above table are defined benefit pension, deferred compensation and environmental and legal liabilities for which payment periods can not be reasonably determined. Also excluded from the table are $1.7 million of non-current liabilities for unrecognized tax benefits for which no reasonably reliable estimates of payment amounts and periods of payment can be made.

Pension Plans

The Company contributed $4.9 million to its funded defined benefit pension plans in 2007. The Company expects to contribute approximately $3.4 million to the plans in 2008. Payments related to the unfunded non-qualified plans will approximate $0.3 million in 2008 compared to $0.1 million in 2007. In 2007, upon ratification of new collective bargaining agreements with the Company’s Millsdale and Anaheim hourly employees, amendments were made to the Stepan Company Retirement Plan for Millsdale Hourly and Anaheim Hourly Employees, a defined benefit pension plan. The effect of the amendments was to freeze the noted defined benefit pension plan at August 31, 2007, for Millsdale hourly employees. The plan will freeze for Anaheim hourly employees on January 31, 2008. No service benefits accrue after the freeze dates. Freezing the defined benefit pension plan resulted in $1.4 million of 2007 curtailment expense. The Company established a defined contribution plan for Millsdale hourly employees on September 1, 2007, whereby fixed Company contributions are made to the accounts of eligible participants based on participants’ base earnings. In addition, the Company agreed to a supplemental transition benefit. A defined contribution plan will open for Anaheim hourly employees on February 1, 2008. The Company does not expect any full year savings in the near future, as the expense related to the defined contribution plans is expected to offset any reduction in defined benefit pension expense. However, the volatility in pension expense should decline. All U.S. defined benefit plans are now frozen. See Note 14 to the consolidated financial statements for further information about the Company’s postretirement plans.

Letters of Credit

The Company maintains standby letters of credit under its workers’ compensation insurance agreements and for other purposes as needed from time to time. The insurance letters of credit are renewed annually and amended to the amounts required by the insurance agreements. As of December 31, 2007, the Company had a total of $1.4 million in outstanding standby letters of credit.

Off-Balance Sheet Arrangements

The Securities and Exchange Commission requires disclosure of off-balance sheet arrangements that either have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors. As of December 31, 2007 and 2006, the Company did not have any of the noted off-balance sheet arrangements.

Environmental and Legal Matters

The Company’s operations are subject to extensive local, state and federal regulations. Although the Company’s environmental policies and practices are designed to ensure compliance with these laws and regulations, future developments and increasingly stringent environmental regulation could require the Company to make additional unforeseen environmental expenditures. The Company will continue to invest in the equipment and facilities necessary to comply with existing and future regulations. During 2007, the Company’s expenditures for capital projects related to the environment were $2.2 million. These projects are capitalized and depreciated over their estimated useful lives, which is typically 10 years. Recurring costs associated with the operation and maintenance of facilities for waste treatment and disposal and managing environmental compliance in ongoing operations at our manufacturing locations were approximately $13.7 million for 2007, $13.1 million for 2006 and $11.1 million for 2005. While difficult to project, it is not anticipated that these recurring expenses will increase significantly in the future.

Over the years, the Company has received requests for information related to or has been named by the government as a potentially responsible party at 23 waste disposal sites where cleanup costs have been or may be incurred under CERCLA and similar state statutes. In addition, damages are being claimed against the Company in general liability actions for alleged personal injury or property damage in the case of some disposal and plant sites. The Company believes that it has made adequate provisions for the costs it may incur with respect to the sites. See the Critical Accounting Policies section that follows for a discussion of the Company’s environmental liabilities accounting policy. Because reported liabilities are recorded based on estimates, actual amounts could differ from those estimates. After partial remediation payments at certain sites, the Company has estimated a range of possible environmental and legal losses from $10.1 million to $34.2 million at December 31, 2007, compared to $13.8 million to $42.9 million at December 31, 2006. At December 31, 2007 the Company’s accrued liability for such losses, which represents the Company’s best estimate within the estimated range of possible environmental and legal losses, was $17.2 million compared to $22.1 million at December 31, 2006. The December 31, 2006, to December 31, 2007, reduction in the accrued liability balance for environmental and legal losses resulted primarily from the payments made for the previously disclosed personal injury settlement related to the Company’s formerly owned site in Wilmington, Massachusetts and the settlements reached with respect to the D’Imperio and Ewan Superfund Sites. During 2007, non-capital cash outlays related to legal and environmental matters approximated $7.5 million compared to $3.1 million expended in 2006.

For certain sites, estimates cannot be made of the total costs of compliance or the Company’s share of such costs; consequently, the Company is unable to predict the effect thereof on the Company’s cash flows or results of operations. Management believes that in the event of one or more adverse determinations in any annual or interim period, the impact on the Company’s cash flows or results of operations for those periods could be material. However, based upon the Company’s present belief as to its relative involvement at these sites, other viable entities’ responsibilities for cleanup and the extended period over which any costs would be incurred, the Company believes that these matters will not have a material effect on the Company’s financial position. Certain of these matters are discussed in Item 3, Legal Proceedings, in this report and in other filings of the Company with the Securities and Exchange Commission, which are available upon request from the Company. See also Note 17, Contingencies, in the Notes to Consolidated Financial Statements for a summary of the environmental proceedings related to certain environmental sites.

Critical Accounting Policies

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”). Preparing financial statements in accordance with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The following is a summary of the accounting policies the Company believes are the most important to aid in understanding its financial results.

Deferred Compensation

The Company sponsors deferred compensation plans that allow management to defer receipt of its bonuses and directors to defer receipt of director fees until retirement, departure from the Company or as elected. The Company funds its obligations associated with these plans by purchasing investment assets that match the investment choices made by the plan participants. The investment options include Company common stock and a limited selection of mutual funds. The Company maintains sufficient shares of treasury stock to cover the equivalent number of shares resulting from participants electing the Company common stock option. As a result, the Company must periodically purchase its common shares on the open market. The plans allow for the compensation being deferred to grow or decline based on the results of the investment options chosen by the participants. Ultimately, upon retirement or departure from the Company, participants receive amounts equivalent to the payment date value of the investment choices they have made. Because the deferred compensation obligations may be settled in cash, any appreciation in the value of Stepan Company common stock or the mutual fund options under the plan results in additional compensation expense to the Company. Conversely, declines in the value of Company stock or the mutual funds result in a reduction of compensation expense since such declines reduce the cash obligation of the Company as of the date of the financial statements. It is these market price movements that result in the significant period-to-period fluctuations that impact the Company’s Consolidated Statements of Income.

At December 31, 2007, the Company’s deferred compensation liability was $24.8 million, of which approximately 40 percent represents deferred compensation tied to the performance of the Company’s common stock; the remainder is tied to the mutual fund investment choices. A $1.00 increase in the market price of the Company’s common stock will result in approximately $0.3 million of additional compensation expense. Similarly, a $1.00 reduction in the market price of the common stock will reduce compensation expense by a like amount. The expense or income associated with the mutual fund component will fluctuate generally in line with the overall percentage increase or decrease of the U.S. stock markets.

In December 2006, the Company, with prior Board of Director approval, adopted an amended and restated management incentive plan. The amendment provided participants with an irrevocable 2006 election to transfer all or a portion of their deferred compensation accounts attributable to pre-2007 bonuses to an alternate Company common stock investment option. The number of share equivalents credited to the participants’ accounts for this option was based on the December 31, 2006, closing price of the Company’s common stock. The share equivalents transferred to the alternate investment option can be distributed (upon a participant’s retirement or departure from the Company) only in shares of Company common stock (i.e., there can be no cash settlements of these amounts). Furthermore, such amounts cannot be transferred to the plan’s other investment options. As a result of the irrevocable 2006 election, the share equivalent amounts transferred to the participants’ deferred compensation accounts were treated as equity instruments. Therefore, the deferred compensation obligation that is tied to the alternate Company common stock investment option is fixed and will not increase or decrease with the value of the Company’s common stock. All post-2006 deferrals of bonuses to the Company common stock investment option will be directed to the alternate Company common stock investment option. The Company implemented this plan change to reduce some of the deferred compensation plan expense volatility as expense treatment is not required for future fluctuations in the value of these shares.

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

On January 1, 2008, the Company will adopt SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. The Company has elected the fair value option for the mutual fund investment assets related to its deferred compensation plans. The fair value election for the mutual fund investment assets was made to reduce the income volatility caused by the current accounting treatment for the Company’s deferred compensation plans. Specifically, beginning in 2008, market value changes for the mutual fund investment assets will be recorded in the income statement in the same periods that the offsetting changes in the deferred compensation liabilities are recorded. In 2007 and prior years, value changes for the mutual fund investments were recorded as direct adjustments to shareholders’ equity in accumulated other comprehensive income . The accounting treatment for the portions of the deferred compensation liabilities that are tied to the Company’s common stock values is not affected by the fair value election. See the “Recent Accounting Pronouncements” section of Note 1, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements, for a more detailed discussion of the effect that the adoption of SFAS No. 159 will have on the accounting treatment of the Company’s mutual fund investments.

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

The Company and its foreign subsidiaries periodically use short-term forward exchange contracts to limit the exposure of certain foreign currency transactions and balances to fluctuating exchange rates. As of December 31, 2007, the Company’s French subsidiary had two forward contracts for the purchase of $1.5 million in January and February 2008.

From time to time, the Company and its subsidiaries extend U.S. dollar denominated loans or extended trade receivables to each other. Gains or losses on such transactions are recorded in income. As of December 31, 2007 the Company’s Canadian subsidiary had net trade receivables due from the U.S. parent totaling $16.7 million. A hypothetical fluctuation of 10 percent in the exchange rate of the Canadian dollar would result in a gain or loss of $1.7 million. As of December 31, 2007, the Company had net trade receivables of $2.8 million due from its Brazilian subsidiary and $1.7 million from its Mexican subsidiary. Hypothetical fluctuations of 10 percent in the exchange rate of either the Brazilian real or the Mexican peso would result in a gain or loss of $0.3 million or $0.2 million, respectively.

INTEREST RATES

The Company’s debt was composed of fixed-rate and variable-rate borrowings totaling $87.0 million and $41.0 million, respectively, as of December 31, 2007. For 2008, it is projected that interest on variable-rate borrowings will total approximately $3.6 million. A hypothetical 10 percent average change to short-term interest rates would result in a $0.4 million increase or decrease to interest expense for 2008.

The fair value of the Company’s fixed-rate debt, including current maturities, was estimated to be $85.3 million as of December 31, 2007, which was approximately $1.7 million below the carrying value. Market risk was estimated as the potential increase to the fair value that would result from a hypothetical 10 percent decrease in the Company’s weighted average long-term borrowing rates at December 31, 2007, or $2.6 million.

COMMODITY PRICE RISK

Certain raw materials used in the manufacture of the Company’s products are subject to price volatility caused by weather, petroleum prices, general economic demand and other unpredictable factors. Increased raw material costs are passed on to customers as quickly as the marketplace allows; however, certain customers have arrangements that allow for price changes only on a quarterly basis, and competitive pressures sometimes prevent cost increases from being passed on to customers, particularly in periods where there is excess industry capacity. As a result, for some product lines or market segments it may take time to recover raw material price increases. Periodically, firm purchase commitments are entered into which fix the price of a specific commodity that will be delivered at a future time. Forward contracts are used to aid in managing the Company’s natural gas and electric costs. At December 31, 2007, the Company had open forward contracts for the purchase of 0.7 million dekatherms of natural gas in 2008 at a cost of $5.7 million. A hypothetical 10 percent fluctuation in the price of natural gas covered by forward contracts would result in the Company’s natural gas cost being $0.6 million higher or lower than the contractual price in the Company’s results of operations. Also at December 31, 2007, the Company had contracts to purchase a minimum of 47,000 megawatts of electricity in 2008 at a cost of $3.2 million. A hypothetical 10 percent fluctuation in the price of electricity under contract would result in the Company’s electric cost being $0.3 million higher or lower than the contractual price in the Company’s results of operations.

Item 8.	Financial Statements and Supplementary Data

The following statements and data are included in this item:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Income (For years ended December 31, 2007, 2006 and 2005)

Consolidated Balance Sheets (December 31, 2007 and 2006)

Consolidated Statements of Cash Flow (For years ended December 31, 2007, 2006 and 2005)

Consolidated Statements of Stockholders’ Equity (For years ended December 31, 2007, 2006 and 2005)

Notes to Consolidated Financial Statements

Selected Quarterly Financial Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Stepan Company

Northfield, Illinois

We have audited the accompanying consolidated balance sheets of Stepan Company and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Stepan Company and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 5, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP

Chicago, Illinois

March 5, 2008

Stepan Company

Consolidated Statements of Income

For the years ended December 31, 2007, 2006 and 2005

(In thousands, except per share amounts)	2007	2006	2005
Net Sales (Note 1)	$1,329,901	$1,172,583	$1,078,377
Cost of Sales	1,188,505	1,046,797	955,515

Gross Profit	141,396	125,786	122,862

Operating Expenses:
Marketing	36,165	34,452	32,467
Administrative	39,402	45,844	35,339
Research, development and technical services (Note 1)	31,457	29,637	29,588

	107,024	109,933	97,394

Sale of product line (Note 2)	(4,190)	—	—
Goodwill impairment charge (Note 5)	3,467	—	—

Operating Income	35,095	15,853	25,468

Other Income (Expense):
Interest, net (Note 7)	(9,730)	(8,885)	(7,801)
Loss from equity in joint venture (Note 1)	(416)	(812)	(729)
Other, net (Note 9)	(1,234)	1,233	708

	(11,380)	(8,464)	(7,822)

Income Before Provision for Income Taxes and Minority Interest	23,715	7,389	17,646
Provision for income taxes (Note 10)	8,687	900	4,170
Minority interest (Note 1)	(90)	(181)	(53)

Income Before Cumulative Effect of Change in Accounting Principle	15,118	6,670	13,529

Cumulative effect of change in accounting principle, net of income taxes (Note 4)	—	—	(370)

Net Income	$15,118	$6,670	$13,159

Basic earnings per share of common stock (Note 19)
Income before cumulative effect of change in accounting principle	$1.54	$0.64	$1.41
Cumulative effect of change in accounting principle	$—	$—	$(0.04)

Net Income Per Common Share	$1.54	$0.64	$1.37

Diluted earnings per share of common stock (Note 19)
Income before cumulative effect of change in accounting principle	$1.50	$0.63	$1.39
Cumulative effect of change in accounting principle	$—	$—	$(0.04)

Net Income Per Common Share	$1.50	$0.63	$1.35

Shares Used to Compute Net Income Per Common Share (Note 19):
Basic	9,316	9,133	9,005

Diluted	10,113	9,284	9,725

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Stepan Company

Consolidated Balance Sheets

December 31, 2007 and 2006

(Dollars in thousands)	2007	2006
Assets
Current Assets:
Cash and cash equivalents	$5,739	$5,369
Receivables, less allowances of $3,443 in 2007 and $3,540 in 2006	184,277	160,525
Inventories (Note 6)	86,344	82,837
Deferred income taxes (Note 10)	8,855	10,362
Other current assets	8,717	9,376

Total current assets	293,932	268,469

Property, Plant and Equipment:
Land	11,207	10,792
Buildings and improvements	104,691	101,230
Machinery and equipment	770,500	722,616
Construction in progress	22,445	25,072

	908,843	859,710
Less: accumulated depreciation	674,781	634,106

Property, plant and equipment, net	234,062	225,604

Goodwill, net (Note 5)	4,543	7,841
Other intangible assets, net (Note 5)	6,687	7,360
Other non-current assets	33,961	36,781

Total assets	$573,185	$546,055

Liabilities and Stockholders’ Equity
Current Liabilities:
Current maturities of long-term debt (Note 7)	$31,024	$23,761
Accounts payable	125,071	108,084
Accrued liabilities (Note 15)	44,883	48,650

Total current liabilities	200,978	180,495

Deferred income taxes (Note 10)	3,680	2,046

Long-term debt, less current maturities (Note 7)	96,939	107,403

Other non-current liabilities (Note 16)	64,861	74,574

Commitments and Contingencies (Notes 8 and 17)

Minority Interest (Note 1)	676	751

Stockholders’ Equity (Note 11):
5 1/2 percent convertible preferred stock, cumulative, voting, without par value; authorized 2,000,000 shares; issued and outstanding 567,754 shares in 2007 and 572,854 shares in 2006	14,194	14,321
Common stock, $1 par value; authorized 30,000,000 shares; issued 10,457,185 shares in 2007 and 10,342,762 shares in 2006	10,457	10,343
Additional paid-in capital	37,618	33,553
Accumulated other comprehensive income (loss) (Note 1)	245	(14,292)
Retained earnings (approximately $38,187 unrestricted in 2007 and $32,219 in 2006)	168,338	161,184
Less: Treasury stock, at cost, 1,148,031 shares in 2007 and 1,134,958 shares in 2006	(24,801)	(24,323)

Stockholders’ equity	206,051	180,786

Total liabilities and stockholders’ equity	$573,185	$546,055

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Stepan Company

Consolidated Statements of Cash Flows

For the years ended December 31, 2007, 2006 and 2005

(Dollars in thousands)	2007	2006	2005
Cash Flows From Operating Activities
Net income	$15,118	$6,670	$13,159
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change	—	—	370
Depreciation and amortization	37,176	38,384	38,769
Deferred compensation	2,253	3,672	2,094
Deferred income taxes	4,701	(10,143)	(5,406)
Goodwill impairment charge	3,467	—	—
Gain on sale of product line	(4,190)	—	—
Other non-cash items	2,307	802	(93)
Changes in assets and liabilities:
Receivables, net	(13,512)	(8,000)	(19,145)
Inventories	(710)	(4,613)	(1,516)
Other current assets	96	(1,091)	1,438
Accounts payable and accrued liabilities	10,444	7,759	8,884
Pension liabilities	(4,025)	(2,554)	4,057
Environmental and legal liabilities	(5,271)	3,610	(607)
Deferred revenues	(405)	5,017	38
Excess tax benefit from stock options	(374)	(685)	—

Net Cash Provided By Operating Activities	47,075	38,828	42,042

Cash Flows From Investing Activities
Expenditures for property, plant and equipment	(39,815)	(45,970)	(41,519)
Acquisition of product line	(350)	—	—
Proceeds from sale of product line	6,200	—	—
Other, net	(1,353)	(2,524)	13

Net Cash Used In Investing Activities	(35,318)	(48,494)	(41,506)

Cash Flows From Financing Activities
Revolving debt and notes payable to banks, net	6,931	12,934	(11,399)
Other debt borrowings	264	2,271	43,154
Other debt repayments	(12,696)	(12,474)	(14,230)
Dividends paid	(8,431)	(8,149)	(7,869)
Stock option exercises	1,825	3,297	534
Excess tax benefit from stock options	374	685	—
Other, net	(117)	(315)	(408)

Net Cash Provided By (Used In) Financing Activities	(11,850)	(1,751)	9,782

Effect of Exchange Rate Changes on Cash	463	145	62

Net Increase (Decrease) in Cash and Cash Equivalents	370	(11,272)	10,380
Cash and Cash Equivalents at Beginning of Year	5,369	16,641	6,261

Cash and Cash Equivalents at End of Year	$5,739	$5,369	$16,641

Supplemental Cash Flow Information
Cash payments of income taxes, net of refunds	$9,094	$7,037	$10,639
Cash payments of interest	$9,850	$9,004	$7,670

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Stepan Company

Consolidated Statements of Stockholders’ Equity

For the years ended December 31, 2007, 2006 and 2005

(Dollars in thousands)	Convertible Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Comprehensive Income
Balance, January 1, 2005	$14,537	$10,032	$24,449	$(21,611)	$(16,539)	$157,373	—
Issuance of 103,194 shares of common stock under stock option plan	—	103	1,937	—	—	—	—
Purchase of 62,864 shares of common stock, net of sales	—	—	—	(1,687)	—	—	—
Conversion of preferred stock to common stock	(156)	8	148	—	—	—	—
Net income	—	—	—	—	—	13,159	$13,159
Other comprehensive income/(loss):
Foreign currency translation adjustments	—	—	—	—	(4,024)	—	(4,024)
Unrealized gain on securities (net of income taxes of $38)	—	—	—	—	60	—	60
Minimum pension liability adjustment (net of income taxes of $1,920)	—	—	—	—	(3,364)	—	(3,364)

Comprehensive income	—	—	—	—	—	—	$5,831

Cash dividends paid:
Preferred stock ($1.375 per share)	—	—	—	—	—	(796)	—
Common stock (78.50¢ per share)	—	—	—	—	—	(7,073)	—
Non-qualified stock option income tax benefit	—	—	278	—	—	—	—

Balance, December 31, 2005	14,381	10,143	26,812	(23,298)	(23,867)	162,663	—
Issuance of 197,171 shares of common stock under stock option plan	—	197	3,973	—	—	—	—
Purchase of 33,220 shares of common stock, net of sales	—	—	—	(1,037)	—	—	—
Conversion of preferred stock to common stock	(60)	3	57	—	—	—	—
Equity based compensation	—	—	420	—	—	—	—
Deferred compensation	—	—	1,606	12	—	—	—
Net income	—	—	—	—	—	6,670	$6,670
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	5,805	—	5,805
Unrealized gain on securities (net of income taxes of $78)	—	—	—	—	124	—	124
Minimum pension liability adjustment (net of income taxes of $3,035)	—	—	—	—	4,199	—	4,199

Comprehensive income	—	—	—	—	—	—	$16,798

Defined benefit pension liability transition adjustment (net of income taxes of $351)	—	—	—	—	(553)	—	—
Cash dividends paid:
Preferred stock ($1.375 per share)	—	—	—	—	—	(789)	—
Common stock (80.50¢ per share)	—	—	—	—	—	(7,360)	—
Non-qualified stock option income tax benefit	—	—	685	—	—	—	—

Balance, December 31, 2006	14,321	10,343	33,553	(24,323)	(14,292)	161,184	—
Uncertain tax position transition adjustment						467
Issuance of 108,601 shares of common stock under stock option plan	—	108	2,326	—	—	—	—
Purchase of 24,600 shares of common stock, net of sales	—	—	—	(727)	—	—	—
Conversion of preferred stock to common stock	(127)	6	121	—	—	—	—
Equity based compensation	—	—	1,055	—	—	—	—
Deferred compensation	—	—	75	—	—	—	—
Profit sharing (transfer of 11,527 shares of treasury stock)	—	—	114	249	—
Net income	—	—	—	—	—	15,118	$15,118
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	9,194	—	9,194
Unrealized gain on securities (net of income taxes of ($180)	—	—	—	—	284	—	284
Defined benefit pension liability adjustments (net of income taxes of $3,122)	—	—	—	—	5,059	—	5,059

Comprehensive income	—	—	—	—	—	—	$29,655

Cash dividends paid:
Preferred stock ($1.375 per share)	—	—	—	—	—	(787)	—
Common stock (82.50¢ per share)	—	—	—	—	—	(7,644)	—
Non-qualified stock option income tax benefit	—	—	374	—	—	—	—

Balance, December 31, 2007	$14,194	$10,457	$37,618	$(24,801)	$245	$168,338	—

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements

Notes to Consolidated Financial Statements

For the years ended December 31, 2007, 2006 and 2005

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. The Company consolidates all wholly and majority-owned subsidiaries in which the Company exercises controlling influence. The equity method is used to account for investments in which the Company exercises significant but non-controlling influence. See Joint Ventures below. All intercompany balances and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Concentration of Credit Risks

The Company grants credit to its customers who are widely distributed across the Americas, Europe and Asia. The Company does not have any one customer whose business represents more than 10 percent of the Company’s consolidated revenue. There is no material concentration of credit risk.

Inventories

Inventories are valued at cost, which is not in excess of market value, and include material, labor and plant overhead costs. The last-in, first-out (LIFO) method is used to determine the cost of the Company’s domestic inventories. The first-in, first-out (FIFO) method is used for all other inventories. Inventories priced at LIFO as of December 31, 2007 and 2006, amounted to 68 and 74 percent of total inventories, respectively.

Property, Plant and Equipment

Depreciation of physical properties is provided on a straight-line basis over the estimated useful lives of various assets. Lives used for calculating depreciation are generally 30 years for buildings and 15 years for building improvements. For assets classified as machinery and equipment, lives generally used for calculating depreciation expense are from ten to 15 years for manufacturing equipment, from five to ten years for furniture and fixtures, from three to five years for vehicles and from three to ten years for computer equipment and software. Manufacturing of chemicals is capital intensive with over 90 percent of the assets included in machinery and equipment representing manufacturing equipment. Major renewals and betterments are capitalized in the property accounts, while maintenance and repairs ($30,836,000, $27,940,000, and $28,114,000 in 2007, 2006 and 2005, respectively), which do not renew or extend the life of the respective assets, are charged to operations currently. The cost of property retired or sold and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in income.

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

Environmental Expenditures

Environmental expenditures that relate to current operations are expensed in cost of sales or capitalized as appropriate. Expenditures that mitigate or prevent environmental contamination and that benefit future operations are capitalized. Capitalized expenditures are depreciated generally utilizing a 10 year life. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable and the cost or range of possible costs can be reasonably estimated. When no amount within the range is a better estimate than any other amount, the minimum is accrued. Some of the factors on which the Company bases its estimates include information provided by feasibility studies, potentially responsible party negotiations and the development of remedial action plans. Because reported liabilities are recorded based on estimates, actual amounts could significantly differ from those estimates. Legal costs related to environmental matters are expensed as incurred. See Note 14.

Goodwill and Other Intangible Assets

Intangible assets include patents, agreements not to compete, trademarks, customer lists, know-how and goodwill, all of which were acquired as part of business or product line acquisitions. The Company separately identifies intangible assets other than goodwill and amortizes them in accordance with their useful lives, generally ranging from five to 15 years. Goodwill is not amortized. Goodwill is subject to annual tests for impairment. In 2007, the Company recorded a $3,467,000 charge against operating income for the impairment of goodwill related to its United Kingdom subsidiary. Finite life intangible assets are tested for impairment when events indicate that an impairment may have occurred. For more details see Note 5.

Research and Development Costs

The Company’s research and development costs are expensed as incurred. These expenses are aimed at discovery and commercialization of new knowledge with the intent that such effort will be useful in developing a new product or in bringing about a significant improvement to an existing product or process. Total expenses were $19,899,000, $18,850,000 and $18,292,000 in 2007, 2006 and 2005, respectively. The balance of expenses reflected on the Consolidated Statements of Income relates to technical services, which include routine product testing, quality control and sales support service.

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

On January 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, which is an interpretation of Statement of Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. In accordance with FIN 48, the Company evaluates each tax position it has taken or is expected to take to determine whether it is more likely than not that the tax position will be sustained upon examination by tax authorities. If the tax position meets the more-likely-than-not threshold, the tax benefit recognized is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon effective settlement. Differences between the tax position taken on a tax return and the amounts recognized in the financial statements are recorded either as an increase to a tax liability or a deferred tax liability or as a decrease to an income tax refund receivable or a deferred tax asset. The Company includes estimated interest and penalty amounts related to the uncertain tax positions in the tax provision. See Note 10 for detailed information about income taxes.

Translation of Foreign Currencies

Assets and liabilities of consolidated foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at year end. The resulting translation adjustments are included in stockholders’ equity. Revenues and expenses for the consolidated foreign subsidiaries and equity income or losses for the Company’s unconsolidated Philippines joint venture are translated at average exchange rates prevailing during the year. Gains or losses on foreign currency transactions are reflected in the “Other, net” caption of the Consolidated Statements of Income. The foreign exchange gains and losses recognized by year were $2,477,000 loss in 2007, $64,000 gain in 2006 and $76,000 gain in 2005.

Stock-Based Compensation

On January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, which replaced SFAS No. 123, Accounting for Stock-Based Compensation, and superseded Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. The accounting standard applies to new awards and to awards modified, repurchased or cancelled after the adoption date and to the unvested portion of awards outstanding as of the adoption date. SFAS No. 123(R) requires the fair value of all share-based payment transactions to be recognized in the financial statements. Prior to January 1, 2006, the Company used the intrinsic value method of APB Opinion No. 25, which resulted in the recognition of no stock-based compensation expense. The Company elected to adopt the new accounting standard using the modified prospective application method. Had the Company adopted the fair value recognition provision of SFAS No. 123 prior to January 1, 2006, the effect on 2005 net income and earnings per share would have been immaterial. In December 2004, the Company’s Board of Directors approved the immediate acceleration of the vesting periods for most of the stock options that were unvested at that time. As a result, there were very few unvested stock options outstanding throughout 2005. See Note 12 for detailed information about the Company’s stock-based compensation.

Earnings Per Share

Basic earnings per share amounts are computed based on the weighted-average number of common shares outstanding. Net income used in computing basic earnings per share has been reduced by dividends paid to preferred stockholders. Diluted earnings per share amounts are based on the increased number of common shares that would be outstanding assuming the exercise of certain outstanding stock options (under the treasury stock method), the conversion of the convertible preferred stock, when such conversion would have the effect of reducing earnings per share, and directors’ stock awards. See Note 19.

Comprehensive Income

Comprehensive income includes net income and all other non-owner changes in equity that are not reported in net income. For the years ended December 31, 2007, 2006 and 2005, the Company’s comprehensive income included net income, foreign currency translation gains and losses, unrealized gains and losses on investment securities and defined benefit pension liability adjustments. Comprehensive income is disclosed in the Consolidated Statements of Stockholders’ Equity.

Accumulated other comprehensive income (loss) as reported in the Consolidated Balance Sheets at December 31, 2007 and 2006, comprised the following:

	December 31
(Dollars in thousands)	2007	2006
Foreign currency translation gains	$10,160	$966
Unrealized gains on securities (net of income taxes of $540 in 2007 and $360 in 2006)	834	550
Defined benefit pension liability adjustments (net of income taxes of $6,629 in 2007 and $9,751 in 2006)	(10,749)	(15,808)

Total accumulated other comprehensive income (loss)	$245	($14,292)

Segment Reporting

The Company reports financial and descriptive information about its reportable operating segments. Operating segments are components of the Company that have separate financial information that is regularly evaluated by the chief operating decision maker to assess segment performance and allocate resources. The Company discloses segment revenue, operating income, assets, capital expenditures and depreciation and amortization expenses. Enterprise-wide financial information about the revenues derived from the Company’s products, the geographic locations in which the Company earns revenues and holds assets is also disclosed. See Note 18.

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

The Company has limited derivative transactions. Company policy prohibits the use of financial instruments for trading or speculative purposes. The Company does, however, enter into forward purchase contracts to minimize exposure related to volatile natural gas and electric prices. Because the Company anticipates taking delivery of the gas and electricity for use in its manufacturing operations, the forward contracts qualify for the normal purchase exception of SFAS No. 133, as amended. As a result, the contracts are not accounted for as derivative instruments. The costs of the natural gas and electricity are charged to expense at the time the gas and electricity are delivered and used. At December 31, 2007, the Company had open forward contracts for the purchase of 0.7 million dekatherms of natural gas in 2008 at a cost of $5,722,000 and contracts to purchase a minimum of 47,000 megawatts of electricity at a cost of $3,152,000.

The Company’s foreign subsidiaries periodically use short-term forward exchange contracts to limit the exposure of certain foreign currency transactions and balances to fluctuating exchange rates. At December 31, 2007, the Company’s French subsidiary had two forward contracts for the purchase of $1,500,000 in January and February 2008.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, provides a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The guidance in the new standard is applicable in circumstances where other accounting pronouncements mandate or permit fair value measurements. SFAS No. 157, which is effective for financial statements issued for fiscal years beginning after November 15, 2007, does not require any new fair value measurements. However, application of the new standard may alter an entity’s current practices with respect to the determination of fair values. Furthermore, in February 2008, the FASB issued FASB Staff Position Nos. FAS 157-1 and FAS 157-2 (FSP FAS 157-1 and 157-2). FSP FAS 157-1 excludes SFAS No. 13, Accounting for Leases, as well as other accounting pronouncements that address fair value measurements for leases, from the scope of SFAS No. 157. FSP FAS 157-2 delays the effective date of SFAS No. 157 for all nonrecurring fair value of nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008. Adoption of SFAS No. 157 and the related FASB staff positions are not expected to have a significant effect on the Company’s financial position, cash flows or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 expands the scope of what entities may carry at fair value by offering an irrevocable option to record many types of financial assets and liabilities at fair value. Changes in fair value would be recorded in an entity’s income statement. This accounting standard also establishes presentation and disclosure requirements that are intended to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company has elected the fair value option for the mutual fund investment assets related to its deferred compensation plans. The fair value election for the mutual fund investment assets was made to reduce the income volatility caused by the current accounting treatment for the Company’s deferred compensation plans. Specifically, beginning in 2008, market value changes for the mutual fund investment assets will be recorded in the income statement in the same periods that the offsetting changes in the deferred compensation liabilities are recorded. In 2007 and prior years, value changes for the mutual fund investments were recorded as direct adjustments to shareholders’ equity in accumulated other comprehensive income (see Note 13). The accounting treatment for the portions of the deferred compensation liabilities that are tied to the Company’s common stock values is not affected by the fair value election. In compliance with the transition rules of SFAS No. 159, $834,000 of cumulative unrealized mutual fund investment gains, net of taxes, which were included in accumulated other comprehensive income on December 31, 2007, will be reclassified into retained earnings in January 2008.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which is effective on a prospective basis for business combinations having acquisition dates on or after the beginning of the first annual reporting years beginning on or after December 15, 2008 (January 1, 2009, for the Company). SFAS No. 141(R) replaces SFAS No. 141, Business Combinations. The objective of the standard is to improve the reported financial information about an entity’s business combinations and their effects. The standard establishes principles and requirements for recognizing and measuring the identifiable assets acquired, the liabilities assumed, noncontrolling interests and goodwill acquired or any gain from bargain purchase. Major changes from current accounting treatment for business combinations include measuring more types of acquired assets and liabilities at fair value, remeasuring any contingent consideration at fair value in subsequent reporting periods and expensing all acquisition-related costs. Principles and requirements are also set forth for determining relevant financial statement disclosure information. Because the requirements of SFAS No. 141(R) are primarily for prospective business combinations, the standard is not expected to have an effect on the Company’s financial position, cash flows or results of operations.

In December 2007, the FASB released SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, which is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (January 1, 2009, for the Company). SFAS No. 160 amends Accounting Research Bulletin No. 151. The objective of the standard is to improve the financial information about noncontrolling interests reported in an entity’s consolidated financial statements. SFAS No. 160 establishes accounting and reporting standards that require the clear presentation of noncontrolling interests in an entity’s consolidated balance sheets and income statements. This includes reporting noncontrolling interests as a component of stockholders’ equity, but separate from the parent company’s equity. The standard also requires that noncontrolling interests are initially to be measured at fair value. The Company will begin to assess the effect that the adoption of SFAS No. 160 may have on its financial reporting.

2. Gain on Sale of Product Line

On April 30, 2007, the Company sold its specialty ester surfactant product line for the personal care market to The HallStar Company (“HallStar”). No physical assets were included in the sale. The product line represented approximately $15,000,000 in Company annual net sales. The products, which are manufactured at the Company’s Maywood, New Jersey, facility, will continue to be produced for The HallStar Company during a transition period of up to one year. As consideration for the sale, the Company received

$6,200,000 of cash plus HallStar’s specialty agricultural surfactant product line, which included $250,000 of intangible assets and $196,000 of inventory. The amortization period for the intangible assets is five years. As a result of the sale, the Company reported a $4,190,000 pretax gain, net of related expenses, most of which was reported in the three-month period ended June 30, 2007. The net gain was entirely attributable to the Company’s surfactants segment. The gain was net of $2,456,000 of write-downs for equipment and inventory ($739,000) as well as severance charges ($117,000) and a provision for expected losses on the fulfillment of a manufacturing agreement associated with the product line sale ($1,600,000).

3. Acquisition

In December 2007, the Company acquired Albermarle Corporation’s biocidal quaternary ammonium compound product line. This business supplements the Company’s existing biocidal quaternary business, which is part of the surfactants segment. The acquisition consisted entirely of intangible assets, primarily EPA registrations, formulations and a customer list. No tangible assets were acquired. The cost of the acquisition was $350,000 plus contingent consideration tied to the achievement of specific contractual criteria by the end of the first quarter of 2008. The contingent consideration, which was not recorded at the acquisition date, could vary up to a capped amount of $300,000. The Company will amortize the cost of the intangible assets over their useful lives of five years.

4. Asset Retirement Obligations

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

Below are reconciliations of the beginning and ending carrying values of the Company’s asset retirement obligations for the years ended December 31, 2007 and 2006:

(In thousands)	2007	2006
Asset retirement obligation, January 1	$539	$604
Liabilities incurred	57	—
Liabilities settled	(28)	(88)
Accretion expense	21	23

Asset retirement obligation, December 31	$589	$539

5. Goodwill and Other Intangible Assets

The Company tests its goodwill balances for impairment in the second quarter of each calendar year. The 2007 test indicated that the goodwill related to its United Kingdom subsidiary (Stepan UK) was impaired. Stepan UK is a reporting unit of the Company’s surfactants reportable segment. The goodwill impairment reflected an estimated reduction in the fair value of Stepan UK’s business as a result of lower discounted cash flow forecasts for the business. Improvements in the reporting unit’s operating results were lower than previous forecasts used to test for impairments. As a result of the impairment, the Company recorded a non-cash $3,467,000 charge against operating income in the second quarter of 2007. The charge equaled the entire balance of Stepan UK’s goodwill. The fair value of Stepan UK was estimated using the present value of future cash flows. No impairment of goodwill related to other Company reporting units was indicated by the annual test.

The Company’s net carrying values of goodwill were $4,543,000 and $7,841,000 as of December 31, 2007 and December 31, 2006, respectively. The entire amount of goodwill relates to the surfactants’ reportable segment.

The following table reflects the components of all other intangible assets, which all have finite lives, as of December 31, 2007 and 2006. The changes in the intangible assets’ carrying amounts were due to the intangible acquisitions discussed in Notes 2 and 3 and to the effects of currency translation.

	Gross Carrying Amount		Accumulated Amortization
	December 31		December 31
(In thousands)	2007	2006	2007	2006
Other Intangible Assets:
Patents	$2,000	$2,000	$1,267	$1,133
Trademarks	5,555	5,510	3,685	3,279
Customer lists	5,274	4,806	4,369	4,155
Know-how (a)	8,588	8,484	5,452	4,873
Non-compete agreements	50	—	7	—

Total	$21,467	$20,800	$14,780	$13,440

(a)	Know-how includes intellectual property rights covering proprietary information, written formulae, trade secrets or secret processes, inventions and developmental products (whether patentable or not), discoveries, improvements, compositions, manufacturing processes, manuals, specifications and technical data.

Aggregate amortization expense for the years ended December 31, 2007 and 2006, was $1,286,000 and $1,509,000, respectively. Estimated amortization expense for identifiable intangibles assets for each of the five succeeding fiscal years is as follows:

(In thousands)
For year ended 12/31/08	$1,268
For year ended 12/31/09	$1,244
For year ended 12/31/10	$1,239
For year ended 12/31/11	$1,239
For year ended 12/31/12	$1,229

6. Inventories

The composition of inventories is as follows:

	December 31
(Dollars in thousands)	2007	2006
Finished products	$59,732	$56,128
Raw materials	26,612	26,709

Total inventories	$86,344	$82,837

If the first-in, first-out (FIFO) inventory valuation method had been used for all inventories, inventory balances would have been approximately $30,961,000 and $24,555,000 higher than reported at December 31, 2007, and December 31, 2006, respectively.

7. Debt

Debt comprises the following:

		December 31
(Dollars in thousands)	Maturity Dates	2007	2006
Unsecured private placement notes
5.69%	2012-2018	$40,000	$40,000
6.86%	2009-2015	30,000	30,000
6.59%	2007-2012	13,637	16,364
7.77%	2007-2008	2,727	5,455
Unsecured U.S. bank debt	2011	11,100	9,400
Debt of foreign subsidiaries
Secured bank term loans, foreign currency	2007-2010	12,704	18,737
Other, foreign currency	2007-2015	17,795	11,208

Total debt		127,963	131,164
Less current maturities		31,024	23,761

Long-term debt		$96,939	$107,403

The Company has a $60,000,000 U.S. revolving credit agreement that will expire in 2011. The Company also maintains standby letters of credit under its workers’ compensation insurance agreements and for other purposes, as needed from time to time, which are issued under the revolving credit agreement. As of December 31, 2007, the Company had outstanding debt of $11,100,000 and outstanding letters of credit totaling $1,384,000 under this agreement. There was $47,516,000 unborrowed and available under the revolving credit agreement as of December 31, 2007.

During 2007, the Company had bank borrowings at varying rates, which averaged 5.85 percent. The U.S. revolving credit agreement contains three interest rate options from which the Company may choose: 1) LIBOR plus spreads ranging from 0.40 percent to 0.925 percent, depending on the Company’s leverage ratio, 2) the prime rate or 3) market rates in effect from time to time. This agreement requires a facility fee ranging from 0.10 percent to 0.20 percent, which also depends on the leverage ratio. Periodically, the company had other borrowings under notes payable to U.S. banks for which there were no outstanding balances at December 31, 2007 or 2006.

The debt of foreign subsidiaries consists mostly of short-term bank loans in local currencies. The foreign subsidiaries also have bank term loans with scheduled maturities. The European bank term loans have scheduled maturities through 2010 and bear interest at 90-day EURIBOR plus 1.8 percent. The Mexican bank term loan has scheduled maturities through 2009, and bears interest at 10.35 percent. The China joint venture has bank term loans totaling $1,369,000 that mature in 2008 and short-term loans totaling $2,464,200, both in local currency, with interest averaging 6.31 percent. The Company guarantees its pro rata share (55 percent) of the China joint venture’s bank debt. Other foreign currency debt is composed primarily of borrowings under uncommitted lines of credit to the Company’s European subsidiaries. Except for the debt of the Company’s China joint venture, the foreign debt that is currently outstanding is secured by the assets of the respective entities but is not guaranteed by the U.S. parent.

The Company’s loan agreements in the U.S. and France contain provisions, which, among others, require maintenance of certain financial ratios and place limitations on additional debt, investments and payment of dividends. The Company is in compliance with all of its loan agreements as of December 31, 2007. Unrestricted retained earnings were $38,187,000 and $32,219,000 at December 31, 2007 and 2006, respectively.

Debt at December 31, 2007, matures as follows: $31,024,000 in 2008; $11,117,000 in 2009; $7,811,000 in 2010; $18,120,000 in 2011; $12,736,000 in 2012 and $47,155,000 after 2012.

The fair value of the Company’s fixed-rate debt at December 31, 2007, including current maturities, was estimated to be $85,337,000 compared to a carrying value of $86,958,000.

Net interest expense for the years ended December 31 was composed of the following:

(Dollars in Thousands)	2007	2006	2005
Interest Expense	$9,953	$9,063	$8,065
Interest Income	(223)	(178)	(115)

	9,730	8,885	7,950
Capitalized Interest	—	—	(149)

Interest, Net	$9,730	$8,885	$7,801

8. Leased Properties

The Company leases certain property and equipment (primarily transportation equipment, buildings and land) under operating leases, which are denominated in local currencies. Total rental expense was $4,881,000, $4,545,000, and $3,987,000 in 2007, 2006 and 2005, respectively.

Consolidated Company minimum future rental payments under operating leases with terms in excess of one year as of December 31, 2007, are:

(Dollars in thousands)	Year	Amount
2008		$3,536
2009		2,791
2010		2,289
2011		1,672
2012		1,268
Subsequent to 2012		7,268

Total minimum future rental payments		$18,824

The Company’s wholly-owned Brazilian subsidiary also holds property, plant and equipment under a capital lease. At December 31, 2007, the net book value of assets held under the capital lease was $1,243,000. The minimum future lease payments under the capital lease as of December 31, 2007, for each of the next five years and in the aggregate are:

(Dollars in thousands)	Year	Amount
2008		$320
2009		320
2010		320
2011		320
2012		320
Subsequent to 2012		640

Total minimum lease payments		2,240
Less: Amount representing interest		(931)

Capital lease liability at December 31, 2007		$1,309

9. Other, Net

Other, net in the consolidated statements of income included the following:

(Dollars in thousands)	2007	2006	2005
Foreign exchange gain (loss)	$(2,477)	$64	$76
Investment related income	1,243	1,169	632

Other, net	$(1,234)	$1,233	$708

The re-valuations of dollar-denominated receivables held by the Company’s Canadian subsidiary and euro-denominated payables held by the Company’s UK subsidiary led to the foreign exchange losses.

10. Income Taxes

The provisions for taxes on income and the related income before taxes are as follows:

(Dollars in thousands)	2007	2006	2005
Taxes on Income
Federal
Current	$1,004	$4,765	$6,153
Deferred	3,215	(4,931)	(4,483)
State
Current	382	1,175	821
Deferred	268	(1,325)	(543)
Foreign
Current	2,600	5,789	2,602
Deferred	1,218	(4,573)	(380)

Total	$8,687	$900	$4,170

Income before Taxes and Minority Interest
Domestic	$14,097	$353	$7,673
Foreign	9,618	7,036	9,973

Total	$23,715	$7,389	$17,646

The variations between the effective and statutory U.S. federal income tax rates are summarized as follows:

	2007		2006		2005
(Dollars in thousands)	Amount	%	Amount	%	Amount	%
Federal income tax provision at statutory tax rate	$8,300	35.0	$2,586	35.0	$6,176	35.0
State tax provision (benefit) on income less applicable federal tax benefit	423	1.8	(98)	(1.3)	181	1.0
Foreign income taxed at different rates (a)	452	1.9	(1,246)	(16.9)	(1,270)	(7.2)
Effect of equity in foreign joint venture	427	1.8	452	6.1	440	2.5
Domestic production activities deduction	(74)	(0.3)	(134)	(1.8)	(223)	(1.3)
Repatriation of foreign earnings	—	—	—	—	485	2.7
U.S. tax credits (b)	(1,925)	(8.1)	(1,964)	(26.6)	(1,899)	(10.8)
Non-deductible expenses and other items, net (c)	1,084	4.5	1,304	17.7	280	1.7

Total income tax provision	$8,687	36.6	$900	12.2	$4,170	23.6

(a)	2007 includes the effects of reversals of the valuation allowances for foreign entities of $1,153,000, or 4.9 percent, and no tax benefit was recognized for UK goodwill impairment.
(b)	During 2007, the Company generated biodiesel credits of $1,659,000 compared to $1,601,000 in 2006, and $1,430,000 in 2005.
(c)	2007 includes $581,000 for the tax effect on the gross up of pre-tax earnings due to biodiesel credits, $201,000 in adjustments for federal income tax contingencies and $302,000 for the tax effects on various non-deductible expenses. 2006 includes $560,000 for the tax effect on the gross up of pre-tax earnings due to biodiesel credits, $398,000 in adjustments for federal income tax contingencies and $346,000 for the tax effects on various non-deductible expenses.

At December 31, the tax effect of significant temporary differences representing deferred tax assets and liabilities is as follows:

(Dollars in thousands)	2007	2006
Deferred Tax Liabilities:
Depreciation	$(25,130)	$(25,754)

Deferred Tax Assets:
Pensions	$5,904	$10,098
State income tax accrual	35	(40)
Deferred revenue	2,269	2,490
Other accruals and reserves	4,489	4,508
Amortization of intangibles	264	342
Inventories	975	1,445
Legal and environmental accruals	7,935	10,090
Deferred compensation	10,503	10,365
Bad debt and rebate reserves	1,521	1,699
Subsidiaries net operating loss carryforwards	1,010	2,846
Tax credits	729	746
Other	4	4

Deferred Tax Assets	$35,638	$44,593

Valuation Allowance	$(375)	$(1,458)

Net Deferred Tax Assets	$10,133	$17,381

Reconciliation to Consolidated Balance Sheet:
Current deferred tax assets	$8,855	$10,362
Non-current deferred tax assets (in other non-current assets)	4,958	9,065
Non-current deferred tax liabilities	(3,680)	(2,046)

Net Deferred Tax Assets	$10,133	$17,381

Undistributed earnings of foreign subsidiaries and related companies that are deemed to be permanently reinvested amounted to $57,229,000 at December 31, 2007 compared to $51,226,000 at December 31, 2006. In general, the Company reinvests earnings of foreign subsidiaries in their operations indefinitely. However, the Company will repatriate earnings from a subsidiary where excess cash has accumulated and it is advantageous for tax or foreign exchange reasons. Because of the probable availability of foreign tax credits, it is not practicable to estimate the amount, if any, of the deferred tax liability on earnings reinvested indefinitely.

Tax loss carryforwards at December 31, 2007, amounted to $3,860,000 compared with $7,800,000 at the end of 2006. All of the tax loss carryforwards have an indefinite carryforward period. Tax credit carryforwards at December 31, 2007, amounted to $729,000 compared to $746,000. Of the tax credit carryforwards, $495,000 expires in 2015, and $234,000 expires in 2012.

At December 31, 2007, the Company had valuation allowances of $375,000, which was attributable to the tax loss carryforward in Brazil. At December 31, 2006, the Company had valuation allowances of $1,458,000, which were attributable to the tax loss carryforwards in Germany and Brazil.

The Company’s wholly owned subsidiary in Germany recorded sufficient earnings during 2007, to allow the Company to utilize tax loss carryforwards in the amount of $997,000 for which a valuation allowance had previously been recorded. In addition, the remaining $156,000 of Germany’s valuation allowance was reversed due to anticipated increased future earnings, which eliminates the entire valuation allowance for Germany.

In January 2007, the Company adopted FIN 48, Accounting for Uncertainty in Income Taxes. As a result of the implementation, the Company recognized a $467,000 decrease to liabilities for uncertain tax positions. As required by FIN 48, this decrease was accounted for as an adjustment to the January 1, 2007, balance of retained earnings on the balance sheet. Including the cumulative effect decrease, the Company had approximately $1,599,000 of total unrecognized tax benefits at January 1, 2007. This liability included an estimate of interest and penalties. As of December 31, 2007, unrecognized tax benefits totaled $1,705,000. Of this liability, approximately $1,454,000 (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the Company’s effective income tax rate in any future periods. The Company does not believe that the amount of unrecognized tax benefits related to its current uncertain tax positions will change significantly over the next 12 months.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as income tax expense. Related to the uncertain tax benefits noted above, the Company accrued $89,000 of interest and penalties during 2007, and as of December 31, 2007, has recognized a liability for interest and penalties of $463,000.

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The Company is not subject to U.S. federal income tax examinations by tax authorities for years before 2004. Some foreign jurisdictions and various U.S. states jurisdictions may be subject to examination back to 2001.

Below is a reconciliation of the January 1, 2007, and December 31, 2007, balances of the Company’s unrecognized tax benefits:

(Dollars in thousands)	2007
Unrecognized tax benefits, opening balance	$1,599
Gross increases – tax positions in prior period	88
Gross decreases – tax positions in prior period	—
Gross increases – current period tax positions	110
Settlements	—
Lapse of statute of limitations	(92)

Unrecognized tax benefits, ending balance	$1,705

11. Stockholders’ Equity

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

At December 31, 2007 and 2006, treasury stock consisted of 1,148,031 and 1,134,958 shares of common stock, respectively.

12. Stock-based Compensation

On December 31, 2007, the Company had stock options outstanding under its 1992 Stock Option Plan (1992 Plan) and stock options and stock awards outstanding under its 2000 Stock Option Plan (2000 Plan) and its 2006 Incentive Compensation Plan (2006 Plan). The 2006 Plan was approved by shareholders at the Company’s annual shareholder meeting held on April 25, 2006. Stock options and stock awards are granted to executives, key employees and outside directors. No further options or awards may be granted under the 1992 Plan or the 2000 Plan. The 2006 Plan authorizes the award of 1,000,000 shares of the Company’s common stock for stock options, stock appreciation rights and stock awards. The compensation cost that was charged against income for all plans was $1,055,000 for the year ended December 31, 2007 and $420,000 for the year ended December 31, 2006. No stock-based compensation was charged against income for the year ended December 31, 2005, as the Company did not begin recognizing fair value stock-based compensation expense in its financial statements until January 1, 2006, with the adoption of SFAS No. 123(R). The total income tax benefit recognized in the income statement for share-based compensation arrangements was $319,000 and $93,000 for the years ended December 31, 2007 and 2006, respectively. The following provides information regarding the stock option and stock award grants.

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

	For the Years Ended December 31
	2007	2006	2005
Expected dividend yield	3.00%	3.00%	2.80%
Expected volatility	25.73%	23.15%	23.10%
Expected life	6.0 years	7.9 years	7.5 years
Risk-free interest rate	4.69%	4.77%	4.15%

A summary of option activity under the Company’s stock option plans for the year ended December 31, 2007, is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Options
Outstanding at January 1, 2007	1,219,816	$24.57
Granted	115,000	31.65
Exercised	(108,601)	22.43
Forfeited or expired	(4,466)	26.11

Outstanding at December 31, 2007	1,221,749	$25.42	4.42	$8,681

Vested or expected to vest at December 31, 2007	1,213,797	$25.38	4.40	$8,675

Exercisable at December 31, 2007	1,001,254	$24.59	3.73	$7,951

The weighted-average grant-date fair values of options granted during the years ended December 31, 2007, 2006 and 2005 were $7.55, $6.45 and $5.01, respectively. The total intrinsic values of options exercised during the years ended December 31, 2007, 2006, and 2005 were $967,000, $1,805,000, and $712,000, respectively.

As of December 31, 2007, there was $504,000 of total unrecognized compensation cost related to unvested stock options granted under the Company’s stock option plans. That cost is expected to be recognized over a weighted-average period of 1.03 years.

Cash received from stock option exercises under the Company’s stock option plans for the years ended December 31, 2007, 2006, and 2005 was $1,825,000, $3,297,000 and $534,000, respectively. The actual tax benefit realized for the tax deductions from stock option exercises totaled $374,000, $685,000, and $278,000 for the years ended December 31, 2007, 2006, and 2005, respectively.

Stock Awards

In February 2006, the Company granted, to employees, stock awards under the 2000 Stock Option Plan and in 2007, granted stock awards under the 2006 Incentive Compensation Plan. The stock awards vest only upon the Company’s achievement of certain levels of consolidated net income and return on invested capital by the end of the specified measurement period, which is December 31, 2008, for the 2006 award and December 31, 2009, for the 2007 award. The number of Company shares of common stock ultimately distributed, if any, is contingent upon the level of consolidated net income and return on invested capital attained. The fair value of stock awards equals the grant-date market price of the Company’s common stock, discounted for the estimated amount of dividends that would not be received during the measurement period. Compensation expense is recorded each reporting period based on the probable number of awards that will ultimately vest given the projected level of consolidated net income and return on invested capital. If at the end of the measurement period the performance objectives are not met, no compensation cost is recognized and any compensation expense recorded in prior periods will be reversed. Compensation cost is currently computed based on management’s assessment that the minimum level of the performance objectives will be achieved by the end of the measurement periods.

A summary of stock award activity for the year ended December 31, 2007, is presented below:

	Shares	Weighted-Average Grant Date Fair Value
Unvested Stock Awards
Unvested at January 1, 2007	84,000	$23.97
Granted	90,500	$29.31
Vested	—	—
Forfeited	—	—

Unvested at December 31, 2007	174,500	$26.74

As of December 31, 2007, under the current Company assumption as to the number of stock award shares that will probably vest at the measurement periods ended December 31, 2008 and 2009, there was $574,000 of unrecognized compensation cost related to unvested stock awards. That cost is expected to be recognized over a period of 1.7 years. No stock award shares vested during the year ended December 31, 2007.

In general, it is the Company’s policy to issue new shares of its common stock upon the exercise of stock options or the vesting of stock awards.

13. Deferred Compensation and Related Investments

The Company sponsors deferred compensation plans that allow management to defer receipt of its bonuses and outside directors to defer receipt of their fees until retirement, departure from the Company or as elected. The deferred amounts are invested in mutual funds or Company common stock. Compensation expense and the related deferred compensation obligation are recorded when the underlying compensation is earned. Over time, the deferred obligation may increase or decrease based on the performance results of investment options chosen by the plan participants. The investment options include Company common stock and a limited selection of mutual funds. The Company maintains sufficient shares of treasury stock to cover the equivalent number of shares resulting from participants electing the Company common stock investment option. As a result, the Company must periodically purchase its common shares in the open market. Plan distributions are made in amounts equivalent to the payment date value of the investment choices made by the participant. Such distributions may be made in cash or Company common stock at the option of the participant. Because the deferred compensation obligations may be settled in cash, the Company must record any appreciation in the market value of the investment choices made by participants as additional compensation expense. Conversely, declines in the market value of the investment choices reduce compensation expense. Increases and reductions of compensation expense are recorded in the “Administrative” expense line of the Consolidated Statements of Income. The additional compensation expense resulting from the appreciation of the market value and earnings of the selected investment options was $2,253,000 in 2007, $3,672,000 in 2006 and $2,094,000 in 2005. The Company’s deferred compensation liability was $24,822,000 and $24,069,000 at December 31, 2007 and 2006, respectively.

In December 2006, the Company, with prior Board of Director approval, adopted an amended and restated management incentive plan. The amendment provided participants with an irrevocable 2006 election to transfer all or a portion of their deferred compensation accounts that were attributable to pre-2007 bonuses to an alternate Company common stock investment option. The number of share equivalents credited to the participants’ accounts for this option was based on the December 31, 2006, closing price of the Company’s common stock. The share equivalents transferred to the alternate investment option can be distributed (upon a participant’s retirement or departure from the Company) only in shares of Company common stock (i.e., there can be no cash settlements of these amounts). Furthermore, such amounts cannot be transferred to the plan’s other investment options. As a result of the irrevocable 2006 election, the share equivalent amounts transferred to the participants’ deferred compensation accounts were treated as equity instruments, and on December 31, 2006, $1,542,000 was reclassified from “Other non-current liabilities” to “Additional paid-in capital” in stockholders’ equity. In addition to the irrevocable 2006 election noted above, the amended plan rules also mandate that all post-2006 deferrals of bonuses to the Company common stock investment option be directed to the alternate Company common stock investment option. The Company implemented this plan change to reduce some of the deferred compensation plan expense volatility, as expense treatment is not required for future fluctuations in the value of these shares.

The Company purchases shares of mutual funds in accordance with the mutual fund investment selections made by the participants. Such investments are classified as available-for-sale and included in “Other non-current assets” in the Consolidated Balance Sheets. These investments are recorded at cost when purchased and adjusted to their fair market values at the end of each reporting period with unrealized gains and losses recorded as direct adjustments to stockholders’ equity in “Accumulated other comprehensive loss”. If the accumulated unrealized loss for a particular mutual fund is considered other-than-temporary, the loss is reclassified out of “Accumulated other comprehensive loss” and recorded as an impairment loss in the Consolidated Statements of Income. The fair value of the affected mutual fund would then become its new cost basis for future gain/loss computations. Impairment losses, realized gains and losses from sales of mutual funds, dividend income and capital gains distributions are recorded in the “Other, net” caption under the “Other Income (Expense)” section of the Consolidated Statements of Income. The Company uses the average cost method to determine investment gains and losses. See the “Recent Accounting Pronouncements” section of Note 1 for a discussion of the effect that the January 1, 2008, adoption of SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities, will have on the accounting treatment for the Company’s mutual fund investments.

The aggregate fair value of the mutual fund investments and gross unrealized gains or losses related to such investments at December 31, 2007 and 2006, were as follows:

(Dollars in thousands)	2007	2006
Aggregate fair value	$14,803	$13,648
Gross unrealized gains	1,516	911
Gross unrealized losses	106	1

The following table displays additional information about the mutual fund investments with gross unrealized losses at December 31, 2007 and 2006:

	Length of Time in Loss Position				Total
	Less than 12 Months		12 Months or Greater
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2007	$5,007	$106	—	—	$5,007	$106
December 31, 2006	$473	$1	—	—	$473	$1

Dividend income and realized gains and losses from sales of mutual fund investments recorded in the Consolidated Statements of Income and unrealized gains and losses recorded directly to stockholders’ equity for the years ended December 31, 2007, 2006 and 2005, were as follows:

	For the Years Ended December 31
(Dollars in thousands)	2007	2006	2005
Dividend income	$1,078	$1,026	$424
Realized gains	165	143	208
Unrealized gains (net of taxes)	284	124	60

There were no impairment losses related to the Company’s mutual fund investments recorded in 2007, 2006 or 2005.

14. Postretirement Benefit Plans

Defined Benefit Plans

In 2006 and 2007, the Company froze its U.S. and U.K. defined benefit pension plans. The following is a summary of the amendments made to the plans:

In July 2007, the hourly workers at the Company’s Millsdale plant in Elwood, Illinois, ratified a new union contract, which resulted in an amendment to the Stepan Company Retirement Plan for Millsdale Hourly and Anaheim Hourly Employees, a defined benefit pension plan. The amendment was effective July 16, 2007. The Millsdale portion of the defined benefit pension plan was frozen at August 31, 2007, and, as a result, accruals for service benefits ceased as of that date. Benefits earned through August 31, 2007, are available to participants when they retire, in accordance with the terms of the retirement plan. The amendment also increased the multiplier that is used in the formula to compute the benefit due a Millsdale union participant. As a result of the amendment, the Company recorded a $1,325,000 curtailment loss in the three-month period ended September 30, 2007. As of September 1, 2007, the Company instituted a defined contribution plan for the Millsdale union workers. The defined contribution plan established a fixed Company contribution rate equal to four percent of employees’ base wages. In addition, the Company agreed to a supplemental transition benefit.

In November 2007, the hourly workers at the Company’s manufacturing plant in Anaheim, California, agreed to a new union contract, which resulted in another amendment to the Stepan Company Retirement Plan for Millsdale Hourly and Anaheim Hourly Employees. The amendment was effective November 16, 2007. The Anaheim portion of the defined benefit pension plan will be frozen at January 31, 2008, with accruals for service benefits ceasing as of that date. Benefits earned through January 31, 2008, will be available to participants when they retire, in accordance with the terms of the retirement plan. The amendment also increased the multiplier that is used in the formula to compute the benefit due an Anaheim union participant. As a result of the amendment, the Company recorded a $101,000 curtailment loss in the three-month period ended December 31, 2007. On February 1, 2008, the Company will open a defined contribution plan for the Anaheim union workers. The fixed Company contribution rate will be four percent of employees’ base wages. In addition, the Company agreed to a supplemental transition benefit.

In 2006, amendments were made to the Company’s U.S. funded salaried defined benefit pension plan, the non-qualified unfunded supplemental executive defined benefit pension plan, the Maywood, New Jersey, hourly defined benefit pension plan and the Stepan UK defined benefit pension plan. The amendments, which were similar for all four plans, took effect on July 1, 2006. The Company froze the defined benefit pension plans at June 30, 2006; accordingly, accruals for service benefits ceased as of that date. Benefits earned through June 30, 2006, are available to participants when they retire, in accordance with the terms of the plans. As a result of the amendments, the Company recorded curtailment losses of $111,000 and $281,000 for the three-month periods ended March 31, 2006, and June 30, 2006, respectively. The Company established defined contribution plans for the employees affected by the 2006 defined benefit plan freezes. For U.S. employees, the fixed Company contribution rate is four percent of employees’ base salaries. In addition, the Company makes discretionary supplemental transition contributions for the U.S. employees. The Stepan UK plan requires employee and Company contributions of 6.15 percent and 7.5 percent of base salaries, respectively.

In December 2006, the Company adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans. The following table displays the incremental effect of applying the new accounting standard on the individual lines of the consolidated balance sheet at December 31, 2006:

(Dollars in thousands)	Before Application of SFAS No. 158	Adjustments	After Application of SFAS No. 158
Other non-current assets	$37,369	$(588)	$36,781
Total assets	546,643	(588)	546,055
Accrued liabilities	53,262	(4,612)	48,650
Other non-current liabilities	69,997	4,577	74,574
Accumulated other comprehensive loss	(13,739)	(553)	(14,292)
Total stockholders’ equity	181,339	(553)	180,786

Obligations and Funded Status at December 31

	United States		United Kingdom
(Dollars in thousands)	2007	2006	2007	2006
Change in benefit obligation
Benefit obligation at beginning of year	$106,078	$118,958	$18,665	$17,423
Service cost	343	1,806	—	409
Interest cost	6,305	6,056	968	865
Plan participant contributions	—	—	—	141
Plan amendments	607	—	—	—
Actuarial gain	(6,554)	(2,834)	(1,121)	(477)
Curtailment	—	(14,803)	—	(1,816)
Benefits paid	(3,234)	(3,105)	(540)	(267)
Foreign exchange impact	—	—	284	2,387

Benefit obligation at end of year	$103,545	$106,078	$18,256	$18,665

	United States		United Kingdom
(Dollars in thousands)	2007	2006	2007	2006
Change in plan assets
Fair value of plan assets at beginning of year	$86,319	$73,798	$13,818	$10,912
Actual return on plan assets	6,363	9,730	660	1,047
Employer contributions	5,038	5,896	384	483
Plan participant contributions	—	—	—	141
Benefits paid	(3,234)	(3,105)	(540)	(267)
Foreign exchange impact	—	—	200	1,502

Fair value of plan assets at end of year	$94,486	$86,319	$14,522	$13,818

Funded status at end of year	$(9,059)	$(19,759)	$(3,734)	$(4,847)

The amounts recognized in the Consolidated Balance Sheets at December 31 consist of

	United States		United Kingdom
(Dollars in thousands)	2007	2006	2007	2006
Other non-current assets	$56	$—	$—	$—
Current liability	(328)	(297)	—	—
Non-current liability	(8,787)	(19,462)	(3,734)	(4,847)

Net amount recognized	$9,059	$(19,759)	$(3,734)	$(4,847)

The amounts recognized in accumulated other comprehensive income at December 31 consist of

	United States		United Kingdom
(Dollars in thousands)	2007	2006	2007	2006
Net actuarial loss	$15,972	$22,786	$1,012	$1,835
Prior service cost	—	938	—	—

Net amount recognized	$15,972	$23,724	$1,012	$1,835

Below is information for pension plans with accumulated benefit obligations in excess of plan assets at December 31:

	United States		United Kingdom
(Dollars in thousands)	2007	2006	2007	2006
Projected benefit obligation	$84,626	$106,078	$18,256	$18,665
Accumulated benefit obligation	84,626	106,078	18,256	18,665
Fair value of plan assets	75,511	86,319	14,522	13,818

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income

Net periodic pension costs for the years ended December 31, 2007, 2006 and 2005 were as follows:

	United States			United Kingdom
(Dollars in thousands)	2007	2006	2005	2007	2006	2005
Service cost	$343	$1,806	$3,617	$—	$409	$665
Interest cost	6,305	6,056	5,952	968	865	729
Expected return on plan assets	(7,326)	(6,693)	(6,575)	(958)	(789)	(620)
Amortization of prior service cost	120	221	355	—	—	—
Amortization of net loss	1,222	1,435	1,952	—	85	61
Curtailment loss	1,426	392	—	—	—	—

Net periodic benefit cost	$2,090	$3,217	$5,301	$10	$570	$835

Other changes in plan assets and benefit obligations recognized in other comprehensive income for the year ended December 31, 2007, were as follows:

(Dollars in thousands)	United States	United Kingdom
Net actuarial gain	$(5,592)	$(823)
Amortization of prior service cost	(120)	—
Prior service cost recognized in curtailment loss	(818)	—
Amortization of net actuarial loss	(1,222)	—

Total recognized in other comprehensive income	$(7,752)	$(823)

Other changes in plan assets and benefit obligations recognized in other comprehensive income for the years ended December 31, 2006 and 2005 were as follows:

	United States		United Kingdom
(Dollars in thousands)	2006	2005	2006	2005
Change in additional minimum liability	$(6,525)	$3,804	$(709)	$1,479

The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2008 are as follows:

(Dollars in thousands)	United States	United Kingdom
Net actuarial loss	$599	$—
Prior service cost	—	—

Total	$599	$—

Estimated Future Benefit Payments

(Dollars in thousands)	United States	United Kingdom
2008	$4,298	$89
2009	4,746	91
2010	5,171	93
2011	5,571	127
2012	5,991	131
2013 – 2017	35,786	1,669

Assumptions

The weighted-average assumptions used to determine benefit obligations at December 31 were as follows:

	United States		United Kingdom
	2007	2006	2007	2006
Discount rate	6.40%	6.00%	5.80%	5.10%

The weighted-average assumptions used to determine net periodic benefit costs for years ended December 31 were as follows:

	United States			United Kingdom
(Dollars in thousands)	2007	2006	2005	2007	2006	2005
Discount rate	6.00%	5.75%	5.75%	5.10%	4.90%	5.20%
Expected long-term return on plan assets	8.50%	8.50%	8.50%	6.72%	6.50%	7.20%
Rate of compensation increase	—	4.01%	4.01%	—	4.70%	4.70%

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

Risk is controlled through diversification among multiple asset categories, managers, styles, and securities. The investment management firm recommends asset allocations based on the Company’s plan needs and benchmark data for similar plans. The asset allocation targets are approved by the Company’s Plan Committee. Risk is further controlled both at the manager and asset category level by assigning targets for risk versus investment returns. Real estate uses guidelines for advisor allocation, investment size, geographic diversification and leverage. Absolute return investments invest in multiple funds using one of five different strategies. The investment manager evaluates performance by the underlying managers against these targets.

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

Employer Securities: The retirement Plans also hold shares of the Company’s common and preferred stock, which are purchased or sold by the trustee from time to time, as directed by the Plan Committee. The Plans did not purchase or sell employer securities during 2007 or 2006. The target allocation for employer securities is 15 percent.

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

Plan Assets

The Company’s asset allocations for its pension plans at December 31, 2007 and 2006, by asset category, were as follow:

	United States		United Kingdom
	2007	2006	2007	2006
Asset Category
Equity securities	65%	67%	68%	84%
Fixed income (debt) securities	27%	26%	17%	11%
Real estate securities	5%	4%	9%	—
Absolute return securities	3%	3%	—	—
Other	—	—	6%	5%

Total	100%	100%	100%	100%

Equity securities for the U.S. plans include the Company’s common stock in the amounts of $13,518,000 (14 percent of total plan assets) and $13,161,000 (15 percent of total plan assets) at December 31, 2007 and 2006, respectively.

Long-term Rate of Return for Plan Assets

U.S. Plans

The overall expected long-term rate of return on assets of 8.5 percent is based on plan asset allocation, capital markets forecasts and expected benefits of active investment management. For fixed income, the expected return is based on a long-term yield of 5.25 percent for the five year U.S. Treasury Note; a bond pricing formula is then applied to the Lehman Aggregate index to produce a long-term return of 6.3 percent. For equities, a 4.5 percent premium is added to the 4.0 percent risk-free rate for an expected return of 8.5 percent. For real estate, the expected return is 6.5 percent. For absolute return, the expected return is 7.1 percent.

The overall investment return forecast reflects the target allocations and the capital markets forecasts for each asset category, plus a premium for active asset management expected over the long-term.

U.K. Plan

The overall expected long term return on plan assets is a weighted average of the expected long term returns for equity securities, debt securities and other assets. The redemption yield at the measurement date on U.K. government fixed interest bonds and the yield on corporate bonds are used as proxies for the return on the debt portfolio. The returns for equities and property are estimated as a premium of three percent added to the risk-free rate. The holding of other assets is less significant. An overall expected return in line with U.K. bank base interest rates is adopted.

Cash Flows

The Company expects to contribute approximately $3,000,000 to its funded U.S. qualified defined benefit pension plans in 2008. The Company also expects to pay $328,000 in 2008 related to its unfunded non-qualified pension plans. Stepan UK expects to contribute approximately $381,000 to its funded defined benefit pension plan in 2008.

Defined Contribution Plans

Defined contribution plan expense was $4,322,000 for the year ended December 31, 2007, compared to $2,232,000 for the year ended December 31, 2006. The Company began sponsoring defined contribution retirement savings plans on July 1, 2006.

The Company also sponsors a funded qualified profit sharing plan for its U.S. salaried employees and for some hourly employees. Company contributions are determined each year using a formula that is tied to Company profits. The contributions are allocated to participants’ accounts on the basis of the participants’ base earnings. Profit sharing expense was $1,103,000, $853,000 and $870,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

15. Accrued Liabilities

The composition of accrued liabilities is as follows:

	December 31
(Dollars in thousands)	2007	2006
Accrued payroll and benefits	$25,154	$18,907
Accrued customer rebates	7,859	6,403
Other accrued liabilities	11,870	23,340

Total accrued liabilities	$44,883	$48,650

16. Other Non-Current Liabilities

The composition of other non-current liabilities is as follows:

	December 31
(Dollars in thousands)	2007	2006
Deferred revenue	$5,238	$6,068
Environmental and legal matters	15,900	17,408
Deferred compensation liability	24,077	23,369
Pension liability	14,723	24,309
Other non-current liabilities	4,923	3,420

Total other non-current liabilities	$64,861	$74,574

17. Contingencies

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

The Company has estimated a range of possible environmental and legal losses from $10.1 million to $34.2 million at December 31, 2007. At December 31, 2007, the Company’s accrued liability for such losses, which represents the Company’s best estimate within the estimated range of possible environmental and legal losses, was $17.2 million compared to $22.1 million at December 31, 2006. The December 31, 2006, to December 31, 2007, reduction in the accrued liability balance for environmental and legal losses resulted primarily from the payments made for the previously disclosed personal injury settlement related to the Company’s formerly owned site in Wilmington, Massachusetts and the settlements reached with respect to the D’Imperio and Ewan Superfund Sites. During 2007, non-capital cash outlays related to legal and environmental matters approximated $7.5 million compared to $3.1 million expended in 2006.

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

Following are summaries of the material contingencies at December 31, 2007:

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

D’Imperio Property Site

During the mid-1970’s, Jerome Lightman and the Lightman Drum Company disposed of hazardous substances at several sites in New Jersey. The Company was named as a potentially responsible party (PRP) in the case United States v. Lightman (1:92-cv-4710 D.N.J.), which involved the D’Imperio Property Site located in New Jersey. In the second quarter of 2007, the Company reached an agreement with respect to the past costs and future allocation percentage in said litigation for costs related to the D’Imperio site, including costs to comply with USEPA’s Unilateral Administrative Orders. The Company paid the settlement amount in the third quarter of 2007. On a related matter and as a condition of settlement, the Company dismissed its appeal currently pending in the United States Third Circuit Court of Appeals objecting to the lodging of a partial consent decree in favor of the United States Government in this litigation. Under the partial consent decree, the government recovered past costs at the D’Imperio site from all PRPs including the Company. The Company paid its assessed share but will not seek to recover the sums it paid now that the settlement is finalized. The resolution of the Company’s liability for this litigation did not have a material impact on the financial position, results of operations or cash flows of the Company. In December 2007, the Company received updated remediation cost estimates, which were considered in the Company’s determination of its range of estimated possible losses and reserve balance at December 31, 2007.

Remediation work is continuing at this site. Based on current information, the Company believes that it has adequate reserves for claims associated with the D’Imperio site. However, actual costs could differ from current estimates.

Ewan Property Site

The case United States v. Lightman (1:92-cv-4710 D.N.J.), described above for the D’Imperio site, also involved the Ewan Property Site located in New Jersey. The agreement described above also included a settlement with respect to the past costs and future allocation percentage in said litigation for costs related to the past costs and allocation percentage at the Ewan site. The Company paid the settlement amount in the third quarter of 2007. The resolution of the Company’s liability for this litigation did not have a material impact on the financial position, results of operations or cash flows of the Company.

There is some monitoring and operational work continuing at the Ewan site. Based on current information, the Company believes that it has adequate reserves for claims associated with the Ewan site. However, actual costs could differ from current estimates.

Lightman Drum Company Superfund Site

The Company received a Section 104(e) Request for Information from USEPA dated March 21, 2000, regarding the Lightman Drum Company Superfund Site located in Winslow Township, New Jersey. The Company responded to this request on May 18, 2000. In addition, the Company received a Notice of Potential Liability and Request to Perform RI/FS dated June 30, 2000, from USEPA. The Company decided that it will participate in the performance of the RI/FS as a member of the Lightman Yard PRP Group. Due to the addition of other PRPs, the Company’s allocation percentage decreased. However, the allocation has not yet been finalized by the Lightman Yard PRP Group.

The Feasibility Study was submitted to USEPA in December 2007. The PRPs who agreed to conduct the interim removal action entered into an Administrative Settlement Agreement and Order on Consent for Removal Action with USEPA, and these PRPs also entered into a Supplemental Lightman Yard Participation and Interim Funding Agreement to fund the agreed-upon removal action. The Company paid a soil removal assessment upon execution of the agreements which did not have a material impact on the financial position, results of operations or cash flows of the Company. In December 2007, the Company received cost estimates for the remediation alternatives, which were considered in the Company’s range of estimated possible losses and reserve balance at December 31, 2007.

The Company believes that based on current information it has adequate reserves for claims associated with the Lightman site. However, actual costs could differ from current estimates.

Wilmington Site

The Company is currently contractually obligated to contribute to the response costs associated with the Company’s formerly-owned site at 51 Eames Street, Wilmington, Massachusetts. Remediation at this site is being managed by its current owner to whom the Company sold the property in 1980. Under the agreement, once total site remediation costs exceed certain levels, the Company is obligated to contribute up to five percent of future response costs associated with this site with no limitation on the ultimate amount of contributions. To date, the Company has paid the current owner $1.4 million for the Company’s portion of environmental response costs through the third quarter of 2007 (the current owner of the site bills the Company one calendar quarter in arrears). The Company has recorded a liability for its portion of the estimated remediation costs for the site. Depending on the ultimate cost of the remediation at this site, the amount for which the Company is liable could differ from the current estimates.

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

In the fourth quarter of 2006, the Company recorded a $3.0 million settlement charge for personal injury claims associated with this site. The settlement amount was paid in the first quarter of 2007 and the case has been dismissed.

The Company believes that based on current information it has adequate reserves for the claims related to this site.

18. Segment Reporting

The Company has three reportable segments: surfactants, polymers and specialty products. Each segment provides distinct products and requires separate management due to unique markets, technologies and production processes. Surfactants are used in a variety of consumer and industrial cleaning compounds as well as in agricultural products, lubricating ingredients, biodiesel and other specialized applications. Polymers generates its revenues from the sale of phthalic anhydride, polyols and polyurethane systems used in plastics, building materials and refrigeration systems. Specialty products are used in food, flavoring and pharmaceutical applications.

The Company evaluates the performance of its segments and allocates resources based on operating income before interest income/expense, other income/expense items and income tax provisions. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

Segment data for the three years ended December 31, 2007, 2006 and 2005, are as follows:

(Dollars in thousands)	Surfactants	Polymers	Specialty Products	Segment Totals
2007
Net sales	$975,726	$321,228	$32,947	$1,329,901
Operating income	29,716	28,044	5,946	63,706
Assets	424,014	108,925	21,930	554,869
Capital expenditures	27,509	10,206	1,349	39,064
Depreciation and amortization expenses	27,790	6,223	1,240	35,253

2006
Net sales	$880,327	$264,167	$28,089	$1,172,583
Operating income	21,249	26,106	3,225	50,580
Assets	393,399	99,057	24,099	516,555
Capital expenditures	32,526	8,181	4,967	45,674
Depreciation and amortization expenses	29,216	5,948	1,281	36,445

2005
Net sales	$823,603	$228,457	$26,317	$1,078,377
Operating income	20,084	26,652	5,257	51,993
Assets	366,843	86,957	21,698	475,498
Capital expenditures	26,651	13,056	1,536	41,243
Depreciation and amortization expenses	29,426	5,523	1,810	36,759

Below are reconciliations of segment data to the consolidated financial statements:

(Dollars in thousands)	2007	2006	2005
Operating income—segment totals	$63,706	$50,580	$51,993
Unallocated corporate expenses	(28,611)	(34,727)	(26,525)
Interest expense	(9,730)	(8,885)	(7,801)
Loss from equity in joint venture	(416)	(812)	(729)
Other, net	(1,234)	1,233	708

Consolidated income before income taxes and minority interest	$23,715	$7,389	$17,646

Assets—segment totals	$554,869	$516,555	$475,498
Unallocated corporate assets	18,316	29,500	40,661

Consolidated assets	$573,185	$546,055	$516,159

Capital expenditures—segment totals	$39,064	$45,674	$41,243
Unallocated corporate expenditures	751	296	276

Consolidated capital expenditures	$39,815	$45,970	$41,519

Depreciation and amortization expenses – segment totals	$35,253	$36,445	$36,759
Unallocated corporate depreciation expenses	1,923	1,939	2,010

Consolidated depreciation and amortization expenses	$37,176	$38,384	$38,769

Company-wide geographic data for the years ended December 31, 2007, 2006 and 2005, are as follows (net sales attributed to countries based on selling location):

(Dollars in thousands)	2007	2006	2005
Net sales
United States	$872,130	$801,017	$751,962
France	199,639	126,615	113,856
United Kingdom	98,620	90,981	84,775
All other countries	159,512	153,970	127,784

Total	$1,329,901	$1,172,583	$1,078,377

Long-lived assets
United States	$156,361	$153,244	$150,061
United Kingdom	25,620	30,478	27,381
Germany	15,626	13,899	12,886
All other countries	47,685	43,184	36,980

Total	$245,292	$240,805	$227,308

19. Earnings Per Share

Below is the computation of basic and diluted earnings per share for the years ended December 31, 2007, 2006 and 2005:

(In thousands, except per share amounts)	2007	2006	2005
Computation of Basic Earnings per Share
Income before cumulative effect of change in accounting principle	$15,118	$6,670	$13,529
Deduct dividends on preferred stock	787	789	796

Income applicable to common stock	$14,331	$5,881	$12,733

Weighted-average number of shares outstanding	9,316	9,133	9,005

Basic earnings per share	$1.54	$0.64	$1.41

Computation of Diluted Earnings per Share
Income before cumulative effect of change in accounting principle	$15,118	$6,670	$13,529
Deduct dividends on preferred stock	—	789	—

Income applicable to common stock (1)	$15,118	$5,881	$13,529

Weighted-average number of shares outstanding	9,316	9,133	9,005
Add net shares from assumed exercise of options (under treasury stock method)	144	151	59
Add weighted-average shares from assumed conversion of convertible preferred stock (2)	653	—	661

Shares applicable to diluted earnings	10,113	9,284	9,725

Diluted earnings per share	$1.50	$0.63	$1.39

(1)	Options to purchase 139,166 and 514,713 shares of common stock were not included in the computation of diluted earnings per share for 2006 and 2005, respectively, because the options’ exercise prices were greater than the average market price for the common stock and their effect would have been antidilutive. There were no antidilutive options at December 31, 2007.
(2)	The assumed conversions of 572,854 shares of convertible preferred stock for 2006 were antidilutive, and accordingly, were excluded from the diluted earnings per share calculations.

20. Claims Settlement Income

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

21. Severance Cost

In the fourth quarter of 2006, the Company incurred $2,766,000 of severance expenses related to a plan to restructure the business functions within its European surfactants organization. In addition to the 2006 fourth quarter amount, $281,000 of severance expense was recorded in 2007. The restructuring was done to create operational efficiencies and reduce costs by eliminating functional redundancies. The severance expenses were charged to administrative expense for the Company’s surfactants segment. Restructuring activities were completed in the first half of 2007. Of the total severance expense, $190,000 remained unpaid at December 31, 2007.

22. Related Party Receivable

At December 31, 2007, the ‘Other non-current assets’ classification of the Company’s consolidated balance sheet included a $2,140,000 receivable due from Stepan Philippines Inc. (SPI), a joint venture in which the Company holds a 50 percent ownership interest. The receivable is primarily for technology royalties due the Company pursuant to a royalty agreement between the Company and SPI. At December 31, 2006, the receivable balance was $1,415,000. Payments from SPI to the Company as collection on this receivable are generally made based on SPI having free cash flow, which presently is limited due to SPI’s debt obligations associated with the plant expansion that was completed in 2006.

23. Statement of Cash Flows

Non-cash financing activities for the years ended December 31, 2007, 2006 and 2005, included the receipt of shares of the Company’s common stock tendered in lieu of cash by employees exercising stock options. The tendered shares, which were owned by employees for more than six months, had values of $707,000 in 2007 (24,029 shares), $1,037,000 in 2006 (33,220 shares) and $1,687,000 in 2005 (62,864 shares) and were recorded as treasury stock. Non-cash investing activities included unpaid liabilities incurred for capital equipment acquisitions of approximately $4,555,000 in 2007, $5,078,000 in 2006 and $5,164,000 in 2005.

Non-cash investing and financing activities for the year ended December 31, 2005, included a $680,000 capital lease obligation entered into by the Company’s Brazilian subsidiary.

Selected Quarterly Financial Data

(Dollars in thousands, except per share data)

Unaudited

	2007
Quarter	First	Second	Third	Fourth		Year
Net Sales	$313,004	$336,156	$338,398	$342,343		$1,329,901
Gross Profit	34,809	38,274	34,868	33,445		141,396
Interest, net	(2,308)	(2,515)	(2,395)	(2,512)		(9,730)
Income Before Income Taxes and Minority Interest	8,080	7,459 (a)	4,555	3,621		23,715
Net Income	5,687	4,737	3,086	1,608		15,118
Per Diluted Share	0.56	0.47	0.31	0.15		1.50

	2006
Quarter	First	Second	Third	Fourth		Year
Net Sales	$289,612	$292,033	$302,773	$288,165		$1,172,583
Gross Profit	32,334	33,244	35,896	24,312		125,786
Interest, net	(2,061)	(2,179)	(2,333)	(2,312)		(8,885)
Income (Loss) Before Income Taxes and Minority Interest	4,165	4,404	9,118	(10,298	) (b)	7,389
Net Income (Loss)	3,049	3,077	6,091	(5,547)		6,670
Per Diluted Share	0.31	0.31	0.61	(0.63)		0.63

(a)	Includes a $4.3 million gain on the sale of the Company’s specialty esters product line ($4.2 million gain for all of 2007) and a $3.5 million impairment charge for Stepan UK’s goodwill.
(b)	Includes a legal settlement charge of $3.0 million and Stepan Europe severance expense of $2.8 million.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment we believe that, as of December 31, 2007, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm that audited the financial statements included in this Form 10-K has issued an attestation report on the Company’s internal control over financial reporting. This report follows:

c.	Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Stepan Company

Northfield, Illinois

We have audited the internal control over financial reporting of Stepan Company and subsidiaries (the “Company”) as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated financial statements and financial statement schedule of Stepan Company and subsidiaries as of and for the year ended December 31, 2007. Our report dated March 5, 2008 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP

Chicago, Illinois

March 5, 2008

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

See Company’s Proxy Statement dated March 20, 2008, for Directors of the Registrant, which is incorporated by reference herein.

(b)	Executive Officers

See Executive Officers of the Registrant in Part I above for the identification of the Executive Officers of the Registrant. See Company’s Proxy Statement dated March 20, 2008, for other information on Executive Officers of the Registrant, which is incorporated by reference herein.

(c)	Audit Committee Financial Expert

See Company’s Proxy Statement dated March 20, 2008, for Audit Committee Financial Expert, which is incorporated by reference herein.

(d)	Code of Conduct

See Company’s Proxy Statement dated March 20, 2008, for Code of Conduct, which is incorporated by reference herein.

Item 11.	Executive Compensation

See Company’s Proxy Statement dated March 20, 2008, for Compensation of Executive Officers and Directors, which is incorporated by reference herein.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

See Company’s Proxy Statement dated March 20, 2008, for Security Ownership, which is incorporated by reference herein.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

See Company’s Proxy Statement dated March 20, 2008, for Transaction with Related Persons, Promoters and Certain Control Persons and for Corporate Governance Principles and Board Matters, which are incorporated by reference herein.

Item 14.	Principal Accounting Fees and Services

See Company’s Proxy Statement dated March 20, 2008, for Accounting and Auditing Matters, which is incorporated by reference herein.

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
James E. Hurlbutt
Vice President and Chief Financial Officer

March 5, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ F. Quinn Stepan F. Quinn Stepan	Chairman and Director	March 5, 2008

/s/ F. Quinn Stepan, Jr. F. Quinn Stepan, Jr.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 5, 2008

/s/ James E. Hurlbutt James E. Hurlbutt	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 5, 2008

/s/ Robert D. Cadieux Robert D. Cadieux	Director	March 5, 2008

/s/ Thomas F. Grojean Thomas F. Grojean	Director	March 5, 2008

/s/ Gregory E. Lawton Gregory E. Lawton	Director	March 5, 2008

/s/ Robert G. Potter Robert G. Potter	Director	March 5, 2008

/s/ Edward J. Wehmer Edward J. Wehmer	Director	March 5, 2008

James E. Hurlbutt, pursuant to powers of attorney executed by each of the directors and officers listed above, does hereby execute this report on behalf of each of such directors and officers in the capacity in which the name of each appears above.

March 5, 2008	/s/ James E. Hurlbutt
James E. Hurlbutt

SUPPLEMENTAL SCHEDULE TO CONSOLIDATED FINANCIAL STATEMENTS

FOR YEARS ENDED

DECEMBER 31, 2007, 2006 AND 2005

AS REQUIRED TO COMPLY WITH REGULATION S-X

Schedule II—Allowance for Doubtful Accounts:

Below is an analysis of the allowance for doubtful accounts for the three years ended December 31:

(In thousands)	2007	2006	2005
Balance, Beginning of Year	$3,540	$3,119	$2,980
Provision charged to income	455	728	501
Accounts written off, net of recoveries	(552)	(307)	(362)

Balance, End of Year	3,443	$3,540	$3,119

Certain supplemental schedules are not submitted because they are not applicable or not required, or because the required information is included in the financial statements or notes thereto.

EXHIBIT INDEX

Exhibit No.	Description
(3)a	Copy of the Certificate of Incorporation, and the Certificates of Amendment of Certificate of Incorporation, dated May 6, 1968, April 20, 1972, April 16, 1973, December 2, 1983. (Note 1)

(3)a(1)	Copy of Certificate of Amendment of Certificate of Incorporation, dated May 24, 1999. (Note 9)

(3)a(2)	Copy of Restated Certificate of Incorporation of Stepan Company, dated December 27, 2005. (Note 18)

(3)b	Copy of Amended and Restated Bylaws of the Company, dated October 16, 2007. (Note 18)

(3)c	Copy of Certificate of Amendment, dated April 28, 1993, to Article IV of Certificate of Incorporation. (Note 7)

(3)d	Copy of Certificate of Amendment, dated May 5, 1987, to Article X of Certificate of Incorporation. (Note 2)

(4)h	Copy of Loan Agreement, dated June 15, 1995, with Aid Association for Lutherans, the Northwestern Mutual Life Insurance Company and The Mutual Life Insurance Company of New York. (Note 8)

(4)h(1)	Copy of Amended and Restated Note Agreement dated as of December 1, 2002, regarding 7.69% Amended and Restated Senior Notes, Series A, due June 30, 2005 and 7.77% Amended and Restated Senior Notes, Series B, due June 30, 2010 (amending Loan Agreement dated June 15, 1995, with Aid Association for Lutherans, the Northwestern Mutual Life Insurance Company and The Mutual Life Insurance Company of New York). (Note 12)

(4)i	Copy of Note Purchase Agreement, dated September 1, 2002, with The Northwestern Mutual Life Insurance Company, Thrivent Financial for Lutherans, Connecticut General Life Insurance Company and MONY Life Insurance Company (Note 11)

(4)n(1)	Copy of Certificate of Designation, Preferences and Rights of the 5 1/2% Convertible Preferred Stock, without Par Value and the Amended Certificate, dated August 12, 1992 and April 28, 1993. (Note 7)

(4)n(2)	Copy of Issuer Tender Offer Statement on Schedule 13E-4, dated August 13, 1992. (Note 6)

(4)n(3)	Copy of Amendment No. 1 to Schedule 13E-4 (see also (4)n(2) above), dated September 23, 1992. (Note 6)

(4)n(4)	Copy of the Company's Form 8-A, dated August 13, 1992. (Note 6)

(4)p	Copy of Term Loan Agreement, dated October 1, 1998, with The Northwestern Mutual Life Insurance Company and Connecticut General Life Insurance Company. (Note 12)

(4)p(1)	Copy of Amended and Restated Note Agreement dated as of December 1, 2002, regarding 6.59% Amended and Restated Senior Notes, due October 1, 2013 (amending Term Loan Agreement dated October 1, 1998, with The Northwestern Mutual Life Insurance Company and Connecticut General Life Insurance Company). (Note 12)

(4)t	Copy of First Amendment, dated as of February 27, 2004, to Amended 1993 Note Agreement, Amended 1995 Note Agreement, Amended 1998 Note Agreement and 2002 Note Purchase Agreement (Note 13)

(4)t(1)	Copy of Second Amendment dated as of May 3, 2004, to Amended 1993 Note Agreement, Amended 1995 Note Agreement, Amended 1998 Note Agreement and 2002 Note Purchase Agreement (Note 16)

(4)u	Copy of Note Purchase Agreement with Life Insurance Company of North America, MONY Life Insurance Company, AXA Equitable Life Insurance Company and Horizon Blue Cross Blue Shield of New Jersey dated September 29, 2005 (Note 17)

(4)v	Copy of Credit Agreement dated April 20, 2006, with J.P. Morgan Chase Bank, NA; Bank of America, NA; and Harris, NA (Note 20)

In accordance with 601(b)(4) (iii) of Regulation S-K, certain debt instruments are omitted, where the amount of securities authorized under such instruments does not exceed 10% of the total consolidated assets of the Registrant. Copies of such instruments will be furnished to the Commission upon request.

(10)a	Description of the 1965 Directors Deferred Compensation Plan. (Note 3)

(10)a(1)	Copy of Amendment to the Stepan Company’s Directors’ Deferred Plan. (Note 19)

(10)a(2)	Copy of Stepan Company Directors’ Deferred Compensation Plan amended and restated as of January 1, 2005. (Note 24)

(10)b	Copy of the 1969 Management Incentive Compensation Plan as amended and restated as of January 1, 1992. (Note 5)

(10)b(1)	Copy of Stepan Company Management Incentive Plan (as amended and restated effective as of January 1, 2005). (Note 23)

(10)e	Copy of Leveraged Employee Stock Ownership Plan. (Note 4)

(10)f	Copy of the Company's 1992 Stock Option Plan. (Note 5)

(10)g	Copy of the Company's 2000 Stock Option Plan. (Note 10)

(10)g(1)	Copy of the amendment to the Company’s 2000 Stock Option Plan. (Note 15)

(10)g(2)	Form of Incentive Stock Option Agreement under Stepan Company 2000 Stock Option Plan. (Note 15)

(10)g(3)	Form of Non-Qualified Stock Option Agreement under Stepan Company 2000 Stock Option Plan. (Note 15)

(10)g(4)	Copy of Form of Restricted Stock Agreement under 2000 Option Plan. (Note 19)

(10)h	Copy of settlement agreement, which provided information with respect to the Company’s agreement with the United States regarding environmental remediation work to be completed at Stepan’s site in Maywood, New Jersey. (Note 14)

(10)i	Copy of Company’s 2006 Incentive Compensation Plan. (Note 21)

(10)i(1)	Copy of Form of Non-Employee Director Non-Qualified Stock Option Agreement under Stepan Company 2006 Incentive Compensation Plan. (Note 22)

(10)i(2)	Copy of Form of Incentive Stock Option Agreement under Stepan Company 2006 Incentive Compensation Plan. (Note 25)

(10)i(3)	Copy of Form of Non-Qualified Stock Option Agreement under Stepan Company 2006 Incentive Compensation Plan. (Note 25)

(10)i(4)	Copy of Form of Restricted Stock Agreement under Stepan Company 2006 Incentive Compensation Plan. (Note 25)

(21)	Subsidiaries of Registrant at December 31, 2007.

(23)	Consent of Independent Registered Public Accounting Firm.

(24)	Power of Attorney.

(31.1)	Certification of President and Chief Executive Officer.

(31.2)	Certification of Vice President and Chief Financial Officer (Principal Financial Officer).

(32)	Certification of President and Chief Executive Officer (Principal Executive Officer) and Vice President and Chief Financial Officer (Principal Financial Officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Notes To Exhibit Index

Note No.
1.	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1983, and incorporated herein by reference.

2.	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1987, and incorporated herein by reference.

3.	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1988, and incorporated herein by reference.

4.	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference.

5.	Filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1992, and incorporated herein by reference.

6.	Filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1992, and incorporated herein by reference.

7.	Filed with the Company’s Current Report on Form 8-K filed on April 28, 1993, and incorporated herein by reference.

8.	Filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, and incorporated herein by reference.

9.	Filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and incorporated herein by reference.

10.	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.

11.	Filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, and incorporated herein by reference.

12.	Filed with the Company’s Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.

13.	Filed with the Company’s Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.

14.	Filed with the Company’s Form 8-K filed on November 18, 2004, and incorporated herein by reference.

15.	Filed with the Company’s Form 8-K filed on December 23, 2004, and incorporated herein by reference.

16.	Filed with the Company’s Form 10-Q for the quarter ended June 30, 2004, and incorporated herein by reference.

17.	Filed with the Company’s Form 8-K filed on October 3, 2005, and incorporated herein by reference.

18.	Filed with the Company’s Form 8-K filed on October 19, 2007, and incorporated herein by reference.

19.	Filed with the Company’s Form 8-K filed on February 16, 2006, and incorporated herein by reference.

20.	Filed with the Company’s Form 8-K filed on April 26, 2006, and incorporated herein by reference.

21.	Filed with the Company’s Form S-8 filed on April 27, 2006, and incorporated herein by reference.

22.	Filed with the Company’s Form 8-K filed on April 27, 2006, and incorporated herein by reference.

23.	Filed with the Company’s Form 8-K filed on January 5, 2007, and incorporated herein by reference.

24.	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, and incorporated herein by reference.

25.	Filed with the Company’s Form 8-K filed on February 16, 2007, and incorporated herein by reference.