Form 10-Q
period 2008-03-31
STEPAN CO
filed 2008-05-02
CIK 94049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2008
Common Stock, $1 par value	9,446,319 Shares

Part I	FINANCIAL INFORMATION

Item 1 — Financial Statements

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Unaudited

(In thousands, except per share amounts)	Three Months Ended March 31
	2008	2007
Net Sales	$381,451	$313,004
Cost of Sales	335,593	278,195

Gross Profit	45,858	34,809

Operating Expenses:
Marketing	9,780	8,932
Administrative	10,784	7,716
Research, development and technical services	8,416	7,629

	28,980	24,277

Operating Income	16,878	10,532

Other Income (Expenses):
Interest, net	(2,347)	(2,308)
Loss from equity in joint venture	(277)	(126)
Other, net	(1,457)	(18)

	(4,081)	(2,452)

Income Before Provision for Income Taxes and Minority Interest	12,797	8,080
Provision for Income Taxes	4,067	2,394
Minority Interest	(17)	(1)

Net Income	$8,747	$5,687

Net Income Per Common Share (Note 7):
Basic	$0.91	$0.59

Diluted	$0.85	$0.56

Shares Used to Compute Net Income Per Common Share (Note 7):
Basic	9,398	9,292

Diluted	10,233	10,074

Dividends per Common Share	$0.2100	$0.2050

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(Dollars in thousands)	March 31, 2008	December 31, 2007
Assets
Current Assets:
Cash and cash equivalents	$3,303	$5,739
Receivables, net	219,826	184,277
Inventories (Note 4)	106,120	86,344
Deferred income taxes	9,248	8,855
Other current assets	8,743	8,717

Total current assets	347,240	293,932

Property, Plant and Equipment:
Cost	920,358	908,843
Less: accumulated depreciation	684,673	674,781

Property, plant and equipment, net	235,685	234,062

Goodwill, net	4,532	4,543

Other intangible assets, net	6,367	6,687

Long-term investments (Note 2)	13,267	14,803

Other non-current assets	18,820	19,158

Total assets	$625,911	$573,185

Liabilities and Stockholders’ Equity
Current Liabilities:
Current maturities of long-term debt (Note 10)	$27,796	$31,024
Accounts payable	138,921	125,071
Accrued liabilities	40,739	44,883

Total current liabilities	207,456	200,978

Deferred income taxes	4,213	3,680

Long-term debt, less current maturities (Note 10)	129,123	96,939

Other non-current liabilities	65,250	64,861

Commitments and Contingencies (Note 5)

Minority Interest	678	676

Stockholders’ Equity:
5-1/2% convertible preferred stock, cumulative, voting, without par value; authorized 2,000,000 shares; issued and outstanding 560,276 shares in 2008 and 567,754 shares in 2007	14,007	14,194
Common stock, $1 par value; authorized 30,000,000 shares; Issued 10,558,487 shares in 2008 and 10,457,185 shares in 2007	10,558	10,457
Additional paid-in capital	41,795	37,618
Accumulated other comprehensive income	1,680	245
Retained earnings (unrestricted approximately $42,919 in 2008 and $38,187 in 2007) (Note 2)	175,757	168,338
Less: Treasury stock, at cost, 1,135,860 shares in 2008 and 1,148,031 shares in 2007	(24,606)	(24,801)

Stockholders’ equity	219,191	206,051

Total liabilities and stockholders’ equity	$625,911	$573,185

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Three Months Ended March 31
(Dollars in thousands)	2008	2007
Cash Flows From Operating Activities
Net income	$8,747	$5,687
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,353	9,422
Deferred compensation	674	(1,364)
Unrealized loss on long-term investments	1,291	—
Stock-based compensation	921	207
Deferred income taxes	523	(277)
Other non-cash items	884	(463)
Changes in assets and liabilities:
Receivables, net	(30,028)	(14,047)
Inventories	(18,568)	(3,346)
Other current assets	228	678
Accounts payable and accrued liabilities	6,757	1,701
Pension liabilities	(300)	(793)
Environmental and legal liabilities	(76)	(3,176)
Deferred revenues	(419)	(138)
Excess tax benefit from stock options	(200)	(204)

Net Cash Used In Operating Activities	(20,213)	(6,113)

Cash Flows From Investing Activities
Expenditures for property, plant and equipment	(10,586)	(11,474)
Other non-current assets	233	462

Net Cash Used In Investing Activities	(10,353)	(11,012)

Cash Flows From Financing Activities
Revolving debt and notes payable to banks, net	28,769	19,054
Other debt borrowings	760	—
Other debt repayments	(2,198)	(1,490)
Dividends paid	(2,162)	(2,091)
Stock option exercises	2,547	520
Excess tax benefit from stock options	200	204
Other, net	—	(96)

Net Cash Provided By Financing Activities	27,916	16,101

Effect of Exchange Rate Changes on Cash	213	41

Net Decrease in Cash and Cash Equivalents	(2,437)	(983)
Cash and Cash Equivalents at Beginning of Period	5,740	5,369

Cash and Cash Equivalents at End of Period	$3,303	$4,386

Supplemental Cash Flow Information
Cash payments of income taxes, net of refunds	$(1,005)	$3,239

Cash payments of interest	$2,023	$2,419

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

Unaudited

1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements included herein have been prepared by Stepan Company (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate and make the information presented not misleading. In the opinion of management, all normal recurring adjustments necessary to present fairly the condensed consolidated financial position of the Company as of March 31, 2008, and the condensed consolidated results of operations and cash flows for the three months ended March 31, 2008 and 2007, have been included. These financial statements and related footnotes should be read in conjunction with the financial statements and related footnotes included in the Company’s 2007 Form 10-K.

2.	FAIR VALUE OPTION AND MEASUREMENTS

In January 2008, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 expands the scope of what entities may carry at fair value by offering an irrevocable option to record many types of financial assets and liabilities at fair value. Period-to-period changes in fair value are recorded in an entity’s income statement.

On January 1, 2008, the Company elected the fair value option for the mutual fund investment assets related to its deferred compensation plans. The fair value election for the mutual fund investment assets was made to reduce the income volatility caused by the prior accounting treatment for the Company’s deferred compensation plans. In accordance with SFAS No. 159, the mutual fund investment assets, which were previously classified as available-for-sale securities, are treated as trading securities. Therefore, beginning in the first quarter of 2008, fair value changes for the mutual fund investment assets are recorded in the income statement in the same periods that the offsetting changes in the deferred compensation liabilities are recorded. In prior years, value changes for the mutual fund investments were recorded as direct adjustments to shareholders’ equity in accumulated other comprehensive income.

In compliance with the transition rules of SFAS No. 159, $834,000 of cumulative unrealized mutual fund investment gains (net of taxes of $540,000), which were included in accumulated other comprehensive income on December 31, 2007, were reclassified into retained earnings in January 2008. Unrealized gains on trading securities for the period ended March 31, 2008, were $1,291,000. The gains were recorded in the Other, net line of the consolidated statements of income.

In January 2008, the Company also adopted SFAS No. 157, Fair Value Measurements. The guidance in the new standard is applicable in circumstances where other accounting pronouncements mandate or permit fair value measurements. In February 2008, the FASB issued FASB Staff Position Nos. FAS 157-1 and FAS 157-2 (FSP FAS 157-1 and 157-2). FSP FAS 157-1 excludes SFAS No. 13, Accounting for Leases, as well as other accounting pronouncements that address fair value measurements for leases, from the scope of SFAS No. 157. FSP FAS 157-2 delays the effective date of SFAS No. 157 for all nonrecurring fair value measurements of nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008.

SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard establishes a framework, in the form of a three-level hierarchy, for measuring fair value. The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value. It gives the highest priority, Level 1, to inputs that are quoted prices in active markets for identical assets and liabilities. Level 2 represents inputs other than quoted prices included within Level 1 that are directly or indirectly observable and market-based information for similar assets and liabilities. Level 3 includes unobservable inputs which reflect the entity’s own assumptions about the assumptions market participants use in pricing the assets and liabilities.

Currently, the only recurring fair value measurement that the Company makes is for the mutual fund assets related to the deferred compensation plans. The fair value for mutual fund assets are measured using observable quoted prices for identical assets in active markets, and their total fair value is the published market price per unit multiplied by the number of units held. The fair value measurements for the Company’s mutual funds fall entirely within Level 1 of the fair value hierarchy. The fair value of the mutual fund investment assets were $13,267,000 and $14,803,000 at March 31, 2008 and December 31, 2007, respectively.

3.	STOCK-BASED COMPENSATION

The Company has stock options outstanding under its 1992 Stock Option Plan and stock options and performance stock awards outstanding under its 2000 Stock Option Plan and its 2006 Incentive Compensation Plan. Compensation expense charged against income for all plans was $921,000 and $207,000 for the three months ended March 31, 2008 and 2007, respectively. Unrecognized compensation cost for stock options and stock awards was $1,177,000 and $1,962,000, respectively, at March 31, 2008, compared to $504,000 and $574,000, respectively, at December 31, 2007. The quarter-to-quarter increase in compensation expense and the increases in unrecognized compensation costs since December 31, 2007, resulted primarily from management’s first quarter 2008 assessment that the probable levels of profitability on which the vesting of performance stock awards are based would be higher than originally projected, which led to an increase in the number of performance stock awards that are ultimately expected to vest. Also contributing to the increase in compensation expense and unrecognized compensation costs were first quarter 2008 grants of 118,850 stock options and 94,500 performance stock awards. The unrecognized compensation cost at March 31, 2008, is expected to be recognized over weighted average periods of 1.6 years and 2.1 years for stock options and performance stock awards, respectively.

4.	INVENTORIES

Inventories comprise the following:

(Dollars in thousands)	March 31, 2008	December 31, 2007
Finished products	$69,771	$59,732
Raw materials	36,349	26,612

Total inventories	$106,120	$86,344

Inventories are priced primarily using the last-in, first-out (LIFO) inventory valuation method. If the first-in, first-out (FIFO) inventory valuation method had been used for all inventories, inventory balances would have been approximately $32,544,000 and $30,961,000 higher than reported at March 31, 2008, and December 31, 2007, respectively.

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

The Company has estimated a range of possible environmental and legal losses from $10.1 million to $34.4 million at March 31, 2008. At March 31, 2008, the Company’s accrued liability for such losses, which represents the Company’s best estimate within the estimated range of possible environmental and legal losses, was $17.1 million compared to $17.2 million at December 31, 2007. During the first three months of 2008, non-capital cash outlays related to legal and environmental matters approximated $0.5 million compared to $3.9 million in the first three months of 2007. In the prior year quarter, the Company paid a personal injury settlement related to the Company’s formerly owned site in Wilmington, Massachusetts.

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

Following are summaries of the material contingencies at March 31, 2008:

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

The Feasibility Study was submitted to USEPA in December 2007. The PRPs who agreed to conduct the interim remedial action entered into an Administrative Settlement Agreement and Order on Consent for Removal Action with USEPA, and these PRPs also entered into a Supplemental Lightman Yard Participation and Interim Funding Agreement to fund the agreed-upon removal action. The Company paid a soil removal assessment upon execution of the agreements which did not have a material impact on the financial position, results of operations or cash flows of the Company. In December 2007, the Company received updated remediation cost estimates, which were considered in the Company’s determination of its range of estimated possible losses and reserve balance at December 31, 2007.

The Company believes that based on current information it has adequate reserves for claims associated with the Lightman site. However, actual costs could differ from current estimates.

Wilmington Site

The Company is currently contractually obligated to contribute to the response costs associated with the Company’s formerly-owned site at 51 Eames Street, Wilmington, Massachusetts. Remediation at this site is being managed by its current owner to whom the Company sold the property in 1980. Under the agreement, once total site remediation costs exceed certain levels, the Company is obligated to contribute up to five percent of future response costs associated with this site with no limitation on the ultimate amount of contributions. To date, the Company has paid the current owner $1.5 million for the Company’s portion of environmental response costs through the third quarter of 2007 (the current owner of the site bills the Company one calendar quarter in arrears). The Company has recorded a liability for its portion of the estimated remediation costs for the site. Depending on the ultimate cost of the remediation at this site, the amount for which the Company is liable could differ from the current estimates.

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

6.	POSTRETIREMENT BENEFIT PLANS

Defined Benefit Pension Plans

Components of Net Periodic Benefit Cost

(Dollars in thousands)	UNITED STATES		UNITED KINGDOM
	Three Months Ended March 31		Three Months Ended March 31
	2008	2007	2008	2007
Service cost	$2	$136	$—	$—
Interest cost	1,631	1,577	263	238
Expected return on plan assets	(1,967)	(1,820)	(245)	(236)
Amortization of prior service cost	—	49	—	—
Amortization of net loss	150	309	—	—

Net periodic (benefit) cost	$(184)	$251	$18	$2

Employer Contributions

U.S. Plans

The Company expects to contribute approximately $750,000 to its U.S. qualified defined benefit pension plans in 2008 and to pay $328,000 in 2008 related to its unfunded non-qualified plans. As of March 31, 2008, no contributions had been made to the qualified plans and $39,000 had been paid related to the non-qualified plans.

U.K. Plan

Stepan UK Limited expects to contribute approximately $381,000 to its defined benefit pension plan in 2008. As of March 31, 2008, $95,000 had been contributed to the plan.

Defined Contribution Plans

Defined contribution plan expense for the Company’s retirement savings plans was $1,386,000 for the three months ended March 31, 2008 and $1,129,000 for the three months ended March 31, 2007.

Expense related to the Company’s profit sharing plan was $674,000 and $343,000 for the three months ended March 31, 2008 and 2007, respectively.

7.	EARNINGS PER SHARE

Below is the computation of basic and diluted earnings per share for the three months ended March 31, 2008 and 2007.

(In thousands, except per share amounts)	Three Months Ended March 31
	2008	2007
Computation of Basic Earnings per Share
Net income	$8,747	$5,687
Deduct dividends on preferred stock	195	197

Income applicable to common stock	$8,552	$5,490

Weighted-average number of common shares outstanding	9,398	9,292

Basic earnings per share	$0.91	$0.59

Computation of Diluted Earnings per Share
Net income	$8,747	$5,687

Weighted-average number of common shares outstanding	9,398	9,292
Add net shares issuable from assumed exercise of options (under treasury stock method) (1)	189	128
Add weighted-average shares issuable from assumed conversion of convertible preferred stock	646	654

Shares applicable to diluted earnings	10,233	10,074

Diluted earnings per share	$0.85	$0.56

(1)

Options to purchase 249,168 shares of common stock were not included in the computations of diluted earnings per share for the three months ended March 31, 2007, because the options’ exercise prices were greater than the average market price for the common stock and their effect would have been antidilutive.

8.	COMPREHENSIVE INCOME

Comprehensive income includes net income and all other non-owner changes in equity that are not reported in net income. Below is the Company’s comprehensive income for the three months ended March 31, 2008 and 2007.

(Dollars in thousands)	Three Months Ended March 31
	2008	2007
Net income	$8,747	$5,687
Other comprehensive income:
Foreign currency translation gains	2,177	552
Unrealized gains on securities, net of tax (1)	—	24
Pension liability adjustments, net of tax	92	219

Comprehensive income	$11,016	$6,482

(1)

With its January 1, 2008, adoption of SFAS No. 159, the Company elected fair value accounting treatment for its mutual fund investment assets. Therefore, beginning January 1, 2008, changes in the fair values of the Company’s mutual fund investment assets are included in net income.

9.	SEGMENT REPORTING

The Company has three reportable segments: surfactants, polymers and specialty products. Segment operating results for the three months ended March 31, 2008 and 2007, are summarized below:

(Dollars in thousands)	Surfactants	Polymers	Specialty Products	Segment Totals
For the three months ended March 31, 2008
Net sales	$290,324	$80,836	$10,291	$381,451
Operating income	17,184	6,073	1,597	24,854

For the three months ended March 31, 2007
Net sales	$236,476	$68,682	$7,846	$313,004
Operating income	6,951	7,932	1,520	16,403

Below are reconciliations of segment operating income to consolidated income before income taxes:

(Dollars in thousands)	Three Months Ended March 31
	2008	2007
Operating income segment totals	$24,854	$16,403
Unallocated corporate expenses	(7,976)	(5,871)
Interest expense, net	(2,347)	(2,308)
Loss from equity in joint venture	(277)	(126)
Other, net	(1,457)	(18)

Consolidated income before income taxes and minority interest	$12,797	$8,080

10.	DEBT

Debt comprises the following:

(Dollars in thousands)	Maturity Dates	March 31 2008	December 31 2007
Unsecured private placement notes
5.69%	2012-2018	$40,000	$40,000
6.86%	2009-2015	30,000	30,000
6.59%	2008-2012	13,637	13,637
7.77%	2008	2,727	2,727
Unsecured U.S. bank debt	2011	43,000	11,100
Debt of foreign subsidiaries
Secured bank term loans, foreign currency	2008-2010	10,491	12,704
Other, foreign currency	2008-2015	17,064	17,795

Total debt		156,919	127,963
Less current maturities		27,796	31,024

Long-term debt		$129,123	$96,939

The various loan agreements contain provisions, which, among others, require maintenance of certain financial ratios and place limitations on additional debt, investments and payment of dividends. The Company is in compliance with its loan agreements.

11.	OTHER, NET

Other, net in the consolidated statements of income included the following:

(Dollars in thousands)	Three Months Ended March 31
	2008	2007
Foreign exchange loss	$(230)	$(161)
Investment related income (loss)	(1,227)	143

Other, net	$(1,457)	$(18)

Investment related loss for the first three months of 2008 included $1,291,000 of unrealized losses on mutual fund investment assets. See Note 2.

12.	RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141(R), Business Combinations, which is effective on a prospective basis for business combinations having acquisition dates on or after the beginning of the first annual reporting years beginning on or after December 15, 2008 (January 1, 2009, for the Company). SFAS No. 141(R) replaces SFAS No. 141, Business Combinations. The objective of the standard is to improve the reported financial information about an entity’s business combinations and their effects. The standard establishes principles and requirements for recognizing and measuring the identifiable assets acquired, the liabilities assumed, noncontrolling interests and goodwill acquired or bargain purchase gain. Major changes from current accounting treatment for business combinations include measuring more types of acquired assets and liabilities at fair value, remeasuring any contingent consideration at fair value in subsequent reporting periods and expensing all acquisition-related costs. Principles and requirements are also set forth for determining relevant financial statement disclosure information. Because the requirements of SFAS No. 141(R) are primarily for prospective business combinations, the standard is not expected to have an effect on the Company’s financial position, cash flows or results of operations.

In December 2007, the FASB released SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, which is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (January 1, 2009, for the Company). SFAS No. 160 amends Accounting Research Bulletin No. 151. The objective of the standard is to improve the financial information about noncontrolling interests reported in an entity’s consolidated financial statements. SFAS No. 160 establishes accounting and reporting standards that require the clear presentation of noncontrolling interests in an entity’s consolidated balance sheets and income statements. This includes reporting noncontrolling interests as a component of stockholders’ equity, but separate from the parent company’s equity. The standard also requires that noncontrolling interests are initially to be measured at fair value. The Company is in the process of analyzing the impact, if any, of this pronouncement on its financial statements.

In March 2008, the FASB released SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, which is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 (January 1, 2009, for the Company). Early application is encouraged. SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, with the intent to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how these instruments and related hedged items are accounted for under SFAS No. 133 and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and, cash flow. To meet those objectives, this statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. The Company will begin to assess the effect that the adoption of SFAS No. 161 may have on its financial reporting.

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

Overview

The Company produces and sells intermediate chemicals that are used in a wide variety of applications worldwide. The overall business comprises three reportable segments:

•

Surfactants – Surfactants, which accounted for 76 percent of consolidated net sales for the first quarter of 2008, are principal ingredients in consumer and industrial cleaning products such as detergents for washing clothes, dishes, carpets, floors and walls, as well as shampoos, lotions, fabric softeners, toothpastes and cosmetics. Other applications include biodiesel, germicidal quaternary compounds, lubricating ingredients, emulsifiers (for spreading agricultural products) and plastics and composites. Surfactants are manufactured at six North American sites (five in the U.S. and one in Canada), three European sites (United Kingdom, France and Germany) and three Latin American sites (Mexico, Brazil and Colombia). Stepan also owns 50 percent of a surfactant joint venture in the Philippines, which is not included in consolidated results or in the surfactant segment results, as it is accounted for under the equity method.

•

Polymers – Polymers, which accounted for 21 percent of consolidated net sales for the first quarter of 2008, include three primary product lines: phthalic anhydride, polyols and polyurethane systems. Phthalic anhydride is used in polyester alkyd resins and plasticizers for applications in construction materials and components of automotive, boating and other consumer products. Polyols are used in the manufacture of laminate insulation board for the construction industry and are also sold to the appliance, flexible foam, coatings, adhesives, sealants and elastomers markets. Polyurethane systems provide thermal insulation and are sold to the construction, industrial and appliance markets. In the U.S., polymer product lines are manufactured at its Millsdale, Illinois, site. Polyols are also manufactured at the Company’s Wesseling (Cologne), Germany facility, as well as at its 55 percent-owned joint venture in Nanjing, China (which is included in consolidated results). The Company also has a polymer sales office in Brazil that does not include manufacturing facilities.

•

Specialty Products – Specialty products, which accounted for 3 percent of consolidated net sales for the first quarter of 2008, include flavors, emulsifiers and solubilizers used in the food and pharmaceutical industries. Specialty products are manufactured primarily at the Company’s Maywood, New Jersey, site.

On January 1, 2008, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 expands the scope of what entities may carry at fair value by offering an irrevocable option to record many types of financial assets and liabilities at fair value. Concurrent with its adoption of SFAS No. 159, the Company elected the fair value option for the mutual fund investment assets related to its deferred compensation plans. The fair value election for the mutual fund investment assets was made to reduce the income volatility caused by the prior accounting treatment for the Company’s deferred compensation plans and related investment assets. Specifically, beginning in 2008, fair value changes for the mutual fund investment assets are recorded in the income statement in the same periods that the offsetting changes in the deferred compensation liabilities are recorded in the income statement (the changes, however, are on different lines of the consolidated income statement: Other, net for mutual fund investment value changes and Administrative expense for deferred compensation liability changes). In prior years, value changes for the mutual fund investments were recorded as direct adjustments to shareholders’ equity in the accumulated other comprehensive income line of the balance sheet while the changes in deferred compensation liability related to the mutual funds were recorded in the income statement. The accounting treatment for the portions of the deferred compensation liabilities that are tied to the Company’s common stock values is not affected by the fair value election. In compliance with the transition rules of SFAS No. 159, $834,000 of cumulative unrealized mutual fund investment gains, net of taxes, which were included in accumulated other comprehensive income on December 31, 2007, were reclassified into retained earnings in January 2008. In addition, as a result of the application of SFAS No. 159, $1.3 million of expense related to a first quarter 2008 decline in the fair value of the Company’s mutual fund assets was recorded in the Other, net line of the consolidated income statement for the three months ended March 31, 2008. The deferred compensation liability impact of the fair value decline in the mutual fund investments, which was $1.3 million of income, was part of the $0.7 million deferred compensation expense included in the Administrative expense line of the condensed income statement for the three months ended March, 31, 2008. An increase in the Company’s common stock price accounted for the balance of the deferred compensation expense. The pretax effect of all deferred compensation related activities is displayed below:

(Dollars in millions)	(Income) /Expense For the Three Months Ended March 31
	2008	2007
Deferred Compensation (Administrative expense)	$0.7	$(1.3)
Investment Income (Other, net)	(0.1)	(0.1)
Unrealized Loss on Investments (Other, net)	1.3	—

Net Pretax Income Effect	$1.9	$(1.4)

RESULTS OF OPERATIONS

Three Months Ended March 31, 2008 and 2007

Summary

Net income for the first quarter of 2008 improved 54 percent to $8.7 million, or $0.85 per diluted share, compared to $5.7 million, or $0.56 per diluted share, for the first quarter of 2007. Operating income increased $6.3 million, or 60 percent, due largely to improved profitability for the surfactants segment. Pretax income increased $4.7 million, or 58 percent. The effect of the operating income improvement on pretax income was partially offset by $1.3 million of expense related to a decline in the fair value of the Company’s mutual fund investment assets held as partial funding for deferred compensation plans. (See the foregoing ‘Overview’ section of this discussion for comments regarding the change in accounting treatment arising from the Company’s January 1, 2008, adoption of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.) Below is a summary discussion of the major factors leading to the quarter-to-quarter changes in net sales, profits and expenses. A detailed discussion of segment operating performance for the first quarter of 2008 follows the summary.

First quarter 2008 consolidated net sales were $68.4 million, or 22 percent, higher than first quarter 2007 consolidated net sales. All reportable segments reported net sales increases. Higher average selling prices and the favorable effects of foreign currency translation accounted for approximately $63.0 million and $12.8 million, respectively, of the net sales increase. Higher average selling prices reflected numerous price increases effected since the first quarter of 2007 to pass on the cost of rising material costs to customers and a more favorable product and customer mix of surfactants sales. Sales volume dropped about two percent between quarters primarily as a result of a decline in volume for all surfactants regions, particularly within the personal care product line. The decline in sales volume reduced the quarter-to-quarter net sales growth by about $7.4 million. The foreign currency translation effect resulted from a U.S. dollar that weakened against all local currencies of the countries where the Company has operations.

Operating income for the first quarter of 2008 was $6.3 million, or 60 percent, higher than operating income for the first quarter of 2007. Gross profit was up $11.0 million, or 32 percent, while operating expenses increased $4.7 million, or 19 percent. The surfactants segment drove the quarter-to-quarter improvement in gross profit, due to a more favorable product and customer mix of sales and to selling price increases that began to recoup some of the profit margin lost in prior years to escalating raw material costs, particularly within the fabric softener product line. Gross profit for the polymers segment was down between quarters, as the effects of higher raw material costs and lower sales volume in North America more than offset profit improvement for European operations. The favorable effects of foreign currency translation contributed $1.9 million and $1.1 million, respectively, to the quarter-to-quarter increases in consolidated gross profit and operating income.

The 19 percent quarter-to-quarter increase in operating expenses was attributable to a $3.1 million, or 40 percent, increase in administrative expenses, a $0.8 million, or nine percent, increase in marketing expenses and a $0.8 million, or 10 percent, increase in research and development expenses. A $2.0 million increase in compensation expense related to the Company’s deferred compensation plans and a $0.4 million increase in U.S. salary and related fringe benefit expenses accounted for much of the increase in administrative expenses. Higher U.S. salary and related fringe benefit expenses also accounted for $0.5 million and $0.7 million, respectively, of the marketing and research and development expense increases. The effects of foreign currency translation accounted for approximately $0.7 million of the $4.7 million rise in consolidated operating expenses.

Other, net, which includes foreign exchange gains and losses and investment related income and expense, was $1.5 million of expense in the first quarter of 2008 compared to $18 thousand of expense for the first quarter of 2007. Most of the unfavorable quarter-to-quarter variance was attributable to the effects of the January 1, 2008, election of the fair value option (afforded under SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities) for the Company’s mutual fund investment assets as described in the ‘Overview’ section of this discussion. In the first quarter of 2008, the Company recorded $1.3 million of expense resulting from the December 31, 2007, to March 31, 2008, reduction of fair value of the mutual fund investment assets. In prior interim and annual periods, changes in the fair value of the mutual funds were recorded to accumulated other comprehensive income in the equity section of the balance sheet.

The effective tax rate was 31.8 percent for the first quarter of 2008 compared to 29.6 percent for the first quarter of 2007. Reduced tax credits recognized in 2008 accounted for most of the change in the effective tax rate.

Segment Results

(Dollars in thousands)	Surfactants	Polymers	Specialty Products	Segment Results	Corporate	Total
For the three months ended March 31, 2008
Net sales	$290,324	$80,836	$10,291	$381,451	—	$381,451
Operating income	17,184	6,073	1,597	24,854	(7,976)	16,878

For the three months ended March 31, 2007
Net sales	$236,476	$68,682	$7,846	$313,004	—	$313,004
Operating income	6,951	7,932	1,520	16,403	(5,871)	10,532

Surfactants

Surfactants net sales for the first quarter of 2008 increased $53.8 million, or 23 percent, over net sales for the same quarter of 2007. Higher average selling prices and the favorable effects of foreign currency translations accounted for approximately $52.1 million and $9.5 million, respectively, of the quarter-to-quarter change. Sales volume dropped three percent between quarters, which reduced the growth in net sales by about $7.8 million. A quarter-to-quarter comparison of net sales by region follows:

	For the Three Months Ended
(Dollars in thousands)	March 31, 2008	March 31, 2007	Increase / (Decrease)	Percent Change
North America	$194,437	$158,811	$35,626	+22
Europe	69,790	54,871	14,919	+27
Latin America	26,097	22,794	3,303	+14

Total Surfactants Segment	$290,324	$236,476	$53,848	+23

The 22 percent increase in net sales for North American operations was attributable to a 26 percent increase in average selling prices and to the favorable effects of foreign currency translation, partially offset by a four percent decline in sales volume. A 15 percent drop in sales volume for U.S. personal care products drove much of the sales volume decline. A reduction of specialty esters sales, due to the second quarter 2007 sale of the product line, and a switch by some customers to high active products from low active products accounted for the drop in personal care sales volume. The drop in sales volume was somewhat mitigated by increases in commodity laundry products and in higher priced agricultural chemical products. Higher selling prices accounted for approximately $39.2 million of the net sales growth, but the effect of lower sales volume reduced the net sales growth by $5.6 million. The favorable impact of foreign currency translation was about $2.0 million. The quarter-to-quarter improvement in average selling prices reflected 2007 and first quarter 2008 price increases implemented to pass on rising material costs to customers and a more favorable product and customer mix of sales.

The 27 percent increase in net sales for European operations was entirely due to an 18 percent improvement in average selling prices and the favorable effect of foreign currency translation, which accounted for $9.5 million and $5.4 million, respectively, of the increase. Sales volume for the first quarter of 2008 was essentially unchanged from sales volume for the first quarter of 2007. Selling price increases effected in 2007 and the first quarter of 2008 to pass through rising raw material costs and a more favorable customer and product mix of sales caused the improvement in average selling prices. The foreign currency translation effect resulted from the strengthening of the European euro and the British pound sterling against the U.S. dollar.

The 14 percent increase in net sales for Latin American operations reflected a 13 percent improvement in average selling prices and the favorable effects of foreign currency translation, partially offset by a seven percent decline in sales volume. Selling price increases and foreign currency translation accounted for about $2.8 million and $2.1 million, respectively, of the rise in net sales. The decline in sales volume reduced the growth of net sales by approximately $1.6 million. The improved average selling prices resulted primarily from the pass through of higher raw material costs. Lower fabric softener sales volume from the Company’s subsidiary in Mexico accounted for most of the drop in sales volume.

Surfactants operating income for the first quarter of 2008 was up $10.2 million, or 147 percent, over operating income for the same period of 2007. Gross profit increased $11.3 million, or 51 percent. All three regions posted higher quarter-to-quarter gross profit, primarily due to a more favorable customer and product mix of sales coupled with selling price increases that more than offset the effects of a three percent decline in sales volume. Operating expenses increased $1.1 million, or seven percent. Quarter-to-quarter comparisons of gross profit by region and total segment operating expenses and operating income follow:

	For the Three Months Ended
(Dollars in thousands)	March 31, 2008	March 31, 2007	Increase / (Decrease)	Percent Change
North America	$23,870	$15,785	$8,085	+51
Europe	5,716	4,605	1,111	+24
Latin America	3,953	1,795	2,158	+120

Total Surfactants Segment	$33,539	$22,185	$11,354	+51

Operating Expenses	16,355	15,234	1,121	+7

Operating Income	$17,184	$6,951	$10,233	+147

The 51 percent increase in gross profit for North American operations was attributable to a more favorable mix of sales and continued efforts to recover higher raw material costs in selling prices, which more than offset the effect of the four percent decline in sales volume. The effect of foreign currency translation contributed $0.4 million to the improvement in gross profit. Raw material costs continue to move upward, and another selling price increase was announced for April 1, 2008.

Gross profit for European operations increased 24 percent from quarter to quarter due to higher average selling prices and to a $0.6 million favorable impact of foreign currency translation. Excluding the currency translation effect, Europe’s gross profit increased $0.5 million, or 12 percent, from quarter to quarter on sales volume that was unchanged. As mentioned earlier, first quarter 2008 selling prices averaged 18 percent higher than first quarter 2007 selling prices due to a more favorable mix of sales and to selling price increases implemented to regain some of the profit margin lost in previous years to rising raw material costs, particularly for fabric softener products.

The 120 percent increase in gross profit for Latin American operations was primarily attributable to improved profitability for the Company’s Mexico subsidiary, although all three Latin American subsidiaries contributed to the growth. Despite a seven percent decline in sales volume, gross profit improved due to higher selling prices and to a reduction of outsourcing expenses. In the first quarter of 2007, the Mexico subsidiary purchased some product for resale while an expansion of its manufacturing facility was being completed. The favorable effects of foreign currency translation added approximately $0.3 million to the quarter-to-quarter gross profit growth.

Surfactants segment operating expenses for the first quarter of 2008 increased $1.1 million, or seven percent, over first quarter 2007 operating expenses due primarily to higher U.S. research and development ($0.5 million) and marketing expenses ($0.3 million) and to the effects of foreign currency translation ($0.6 million). Lower operating expenses for European operations ($0.4 million) partially offset the increases. Increases in salary and related fringe benefit expenses accounted for the higher U.S. research and development and marketing expenses. Lower bad debt expense, due to a non-recurring first quarter 2007 specific provision for a customer entering bankruptcy, accounted for most of the decline in operating expenses for European operations.

Polymers

First quarter 2008 net sales for the polymers segment increased $12.2 million, or 18 percent, over net sales for the first quarter of 2007. Higher selling prices, the favorable effects of foreign currency translation and a two percent increase in sales volume accounted for approximately $7.7 million, $3.3 million and $1.2 million of the net sales improvement, respectively. A quarter-to-quarter comparison of net sales by region is displayed below:

	For the Three Months Ended
(Dollars in thousands)	March 31, 2008	March 31, 2007	Increase / (Decrease)	Percent Change
North America	$54,020	$52,952	$1,068	+2
Europe	24,677	13,997	10,680	+76
Asia and Other	2,139	1,733	406	+23

Total Polymers Segment	$80,836	$68,682	$12,154	+18

The two percent increase in net sales for North American operations resulted from an 11 percent increase in average selling prices partially offset by an eight percent decline in sales volume. Price increases to pass on higher raw material costs accounted for the rise in average selling prices. Softness in the unsaturated polyester resins market into which a portion of the segment’s phthalic anhydride product is sold drove most of the drop in sales volume. These merchant market sales represent about two-thirds of the Company’s phthalic anhydride production, with the remaining one-third used internally in the production of the Company’s growing polyol product line. The decline in phthalic anhydride sales was somewhat offset by an eight percent increase in polyol sales volume.

The 76 percent increase in net sales for European operations resulted from a 46 percent increase in polyol sales volume, a six percent increase in average selling prices and a favorable foreign currency translation effect. Higher sales volume accounted for $6.4 million of the quarter-to-quarter net sales increase, and foreign currency translation and selling price increases accounted for $3.0 million and $1.3 million, respectively, of the increase. The higher sales volume reflected gains made throughout 2007 due to a stronger European roofing market. Higher energy costs and insulation standards drove an increase in insulation demand. The rise in average selling prices resulted from the pass through of higher raw material costs.

The increase in net sales for Asia and Other regions was primarily due to selling price increases aimed at recovering rising raw material costs and to $0.2 million of favorable foreign currency translation. Sales volume was up three percent from quarter to quarter.

Polymers first quarter 2008 operating income fell $1.8 million, or 23 percent, from operating income for the same period of 2007. Gross profit fell $0.9 million, or eight percent, as higher global raw material costs more than offset a two percent gain in sales volume and higher selling prices. Operating expenses increased $0.9 million, or 26 percent between quarters. Below are quarter-to-quarter comparisons of gross profit by region and total segment operating expenses and operating income:

	For the Three Months Ended
(Dollars in thousands)	March 31, 2008	March 31, 2007	Increase / (Decrease)	Percent Change
North America	$6,174	$8,481	$(2,307)	-27
Europe	4,305	2,869	1,436	+50
Asia and Other	74	136	(62)	-46

Total Polymers Segment	$10,553	$11,486	$(933)	-8

Operating Expenses	4,480	3,554	926	+26

Operating Income	$6,073	$7,932	$(1,859)	-23

The 27 percent decline in gross profit for North American operations was attributable to higher raw material costs and an eight percent decline in sales volume, which reflected the previously mentioned drop in phthalic anhydride sales volume. Average raw material costs for all product lines were up approximately 16 percent from quarter to quarter. The Company will continue its efforts to recapture margin lost resulting from raw material cost increases.

The fifty percent increase in gross profit for European operations reflected the previously noted selling prices and approximately $0.6 million of favorable foreign currency translation effect. Rising raw material costs tempered the gross profit result. Demand is expected to remain strong in Europe, but margin loss may result from persistent rising costs. Selling prices will be increased as the market allows.

The decline in gross profit for Asia and Other regions was principally attributable to higher raw material costs that more than offset the impact of increased sales prices and volumes.

Polymer operating expenses were up $0.9 million, or 26 percent, from quarter to quarter. Increases for U.S. marketing and research and development expenses accounted for $0.4 million and $0.2 million, respectively, of the increase. Higher salary and related fringe benefit expenses accounted for most of the quarter-to-quarter growth in both the marketing and research and development areas. The effect of foreign currency translation contributed about $0.2 million to the total polymer segment operating expense increase.

Specialty Products

Net sales for the first quarter of 2008 were $2.4 million, or 31 percent, higher than net sales for the same period of 2007. Increased sales volume and average selling prices for the segment’s food ingredient products led to the net sales increase. New business drove the sales volume increase. Despite the 31 percent increase in net sales, operating income increased just $0.1 million, or five percent, from quarter to quarter as the effect of higher sales volume and prices for food ingredients was substantially offset by a decline in sales of the segment’s high margin pharmaceutical products.

Corporate Expenses

Corporate expenses, which comprise corporate operating expenses (including legal and environmental expenses) that are not allocated to the reportable segments, increased $2.1 million, or 36 percent, to $8.0 million for the first quarter of 2008 from $5.9 million for the first quarter of 2007. The increase in corporate expenses was nearly all attributable to the effects of the Company’s deferred compensation plans. In the first quarter of 2008, the Company recorded $0.7 million of expense related to the deferred compensation plans. In last year’s first quarter, the Company recorded $1.3 million of income related to the plans. An increase in the price of the Company’s common stock, to which a large portion of the Company’s deferred compensation liability is tied, accounted for the current quarter deferred compensation expense. The effect of the 2007 first quarter increase in stock price was partially offset by a decline in the value of the mutual fund assets held to partially fund the deferred compensation liability. In the prior year quarter, a drop in the price of the Company’s common stock led to deferred compensation income.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities were a cash use of $20.2 million for the three months ended March 31, 2008, compared to a cash use of $6.1 million for the comparable prior year period, driven by higher seasonal working capital demands. Net income was up by $3.1 million from year to year. Working capital consumed $41.6 million for the current quarter compared to $15.0 million for the first quarter of 2007. Accounts receivable, driven by significantly higher sales for the current year quarter, as well as inventories were primarily responsible for the higher year-over-year working capital cash use. Higher accounts payable increases for the current year quarter acted to moderate the larger increases to accounts receivable and inventories.

Investing activities required $10.4 million for the first quarter of 2008, compared to $11.0 million for the same quarter in 2007. Capital spending totaled $10.6 million for the quarter, compared to $11.5 million for the comparable period in 2007. The Company estimates that capital expenditures will be approximately $40.0 to $45.0 million during 2008.

Consolidated debt, excluding capital leases, increased by $28.9 million since last year-end, from $128.0 million to $156.9 million, compared to an increase of $17.7 million for the first quarter of 2007. Increased working capital requirements drove the rise in debt. As of March 31, 2008, the ratio of total debt to total debt plus shareholders’ equity was 41.7 percent, compared to 38.3 percent at December 31, 2007 and 44.4 percent at March 31, 2007.

As of March 31, 2008, Company debt included $86.4 million of unsecured promissory notes with maturities extending through 2018. These notes are the Company’s primary source of long-term debt financing, and are supplemented by bank credit facilities to meet short and medium term needs.

The Company maintains contractual relationships with its U.S. banks that provide for unsecured, revolving credit of up to $60.0 million, which may be drawn upon as needed for general corporate purposes through April 20, 2011 under a revolving credit agreement. At March 31, 2008, borrowings under committed U.S. credit lines totaled $43.0 million. The Company also meets short-term liquidity requirements through uncommitted U.S. bank lines of credit.

Certain foreign subsidiaries of the Company maintain bank term loans and short-term bank lines of credit in their respective local currencies to meet working capital requirements as well as to fund capital expenditure programs and acquisitions. As of March 31, 2008, the Company’s European subsidiaries had term loans totaling $10.0 million including current maturities. The European subsidiaries also had short-term bank debt totaling $9.8 million with unborrowed capacity of approximately $17.4 million at that date. The Company’s Mexican and Brazilian subsidiaries had debt totaling $2.1 million and $1.4 million, respectively. The Company’s Chinese joint venture had $4.2 million of bank debt as of March 31, 2008, for which Stepan Company has issued guaranties for the Company’s proportionate interest (55 percent) of the credit facilities.

The Company’s loan agreements in the U.S. and in France contain provisions, which, among others, require maintenance of certain financial ratios and place limitations on additional debt, investments and payment of dividends. The Company was in compliance with all of its loan agreements as of March 31, 2008.

The Company anticipates that cash from operations and from committed credit facilities will be sufficient to fund anticipated capital expenditures, dividends and other planned financial commitments for the foreseeable future. Any substantial acquisitions would require additional funding.

ENVIRONMENTAL AND LEGAL MATTERS

The Company is subject to extensive federal, state and local environmental laws and regulations. Although the Company’s environmental policies and practices are designed to ensure compliance with these laws and regulations, future developments and increasingly stringent environmental regulation could require the Company to make additional unforeseen environmental expenditures. The Company will continue to invest in the equipment and facilities necessary to comply with existing and future regulations. During the first quarter of 2008, the Company’s expenditures for capital projects related to the environment were $0.9 million. These projects are capitalized and depreciated over their estimated useful lives, which is typically 10 years. Recurring costs associated with the operation and maintenance of facilities for waste treatment and disposal and managing environmental compliance in ongoing operations at our manufacturing locations were approximately $3.5 million and $3.3 million for the first three months of 2008 and 2007, respectively. While difficult to project, it is not anticipated that these recurring expenses will increase significantly in the future.

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

Because reported liabilities are recorded based on estimates, actual amounts could differ from those estimates. After partial remediation payments at certain sites, the Company has estimated a range of possible environmental and legal losses from $10.1 million to $34.4 million at March 31, 2008, compared to $10.1 million to $34.2 million at December 31, 2007. At March 31, 2008 and December 31, 2007, the Company’s accrued liability for such losses, which represents the Company’s best estimate within the estimated range of possible environmental and legal losses, were $17.1 million and $17.2 million, respectively. During the first three months of 2008, non-capital cash outlays related to legal and environmental matters approximated $0.5 million compared to $3.9 million for the first three months of 2007. In the prior year quarter, the Company paid a personal injury settlement related to the Company’s formerly owned site in Wilmington, Massachusetts.

For certain sites, estimates cannot be made of the total costs of compliance or the Company’s share of such costs; accordingly, the Company is unable to predict the effect thereof on future results of operations. In the event of one or more adverse determinations in any annual or interim period, the impact on the Company’s cash flows and results of operations for those periods could be material. However, based upon the Company’s present belief as to its relative involvement at these sites, other viable entities’ responsibilities for cleanup and the extended period over which any costs would be incurred, the Company believes that these matters will not have a material effect on the Company’s financial position. Certain of these matters are discussed in Item 1, Part 2, Legal Proceedings, in this report and in other filings of the Company with the Securities and Exchange Commission, which are available upon request from the Company. See also Note 5, Contingencies, in the Notes to Condensed Consolidated Financial Statements for a summary of the environmental proceedings related to certain environmental sites.

OUTLOOK

The Company is pleased with its progress in the first quarter of 2008. Gross profit for the surfactants segment was up 51 percent as the segment continued to improve its customer and product mix, recaptured lost margin on fabric softeners, reduced outsourcing and benefited from its restructuring efforts. Within the polymers segment, the decline in phthalic anhydride profitability was mostly offset by volume growth for the global polyol product line. While management remains concerned about the impact of a recession, it believes the Company’s first quarter 2008 improvement is sustainable and will lead to improved full year earnings.

CRITICAL ACCOUNTING POLICIES

Other than the change to fair value accounting for the Company’s mutual fund investment assets discussed in the ‘Overview’ section of this discussion and analysis, there have been no changes to the critical accounting policies disclosed in the Company’s 2007 Annual Report on Form 10-K.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2008, the Company adopted SFAS No. 157, Fair Value Measurements and SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. See Note 2 in the

Notes to Condensed Consolidated Financial Statements, included in Part 1, Item 1, for the effect that adoption of the standards had on the Company’s financial statements. Also, see Note 12 in the Notes to Condensed Consolidated Financial Statements, for information on recent accounting pronouncements that may affect the Company.

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

There have been no material changes in the Company’s market risks since December 31, 2007.

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

The Feasibility Study was submitted to USEPA in December 2007. The PRPs who agreed to conduct the interim remedial action entered into an Administrative Settlement Agreement and Order on Consent for Removal Action with USEPA, and these PRPs also entered into a Supplemental Lightman Yard Participation and Interim Funding Agreement to fund the agreed-upon removal action. The Company paid a soil removal assessment upon execution of the agreements which did not have a material impact on the financial position, results of operations or cash flows of the Company. In December 2007, the Company received updated remediation cost estimates, which were considered in the Company’s determination of its range of estimated possible losses and reserve balance at December 31, 2007.

The Company believes that based on current information it has adequate reserves for claims associated with the Lightman site. However, actual costs could differ from current estimates.

Wilmington Site

The Company is currently contractually obligated to contribute to the response costs associated with the Company’s formerly-owned site at 51 Eames Street, Wilmington, Massachusetts. Remediation at this site is being managed by its current owner to whom the Company sold the property in 1980. Under the agreement, once total site remediation costs exceed certain levels, the Company is obligated to contribute up to five percent of future response costs associated with this site with no limitation on the ultimate amount of contributions. To date, the Company has paid the current owner $1.5 million for the Company’s portion of environmental response costs through the third quarter of 2007 (the current owner of the site bills the Company one calendar quarter in arrears). The Company has recorded a liability for its portion of the estimated remediation costs for the site. Depending on the ultimate cost of the remediation at this site, the amount for which the Company is liable could differ from the current estimates.

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

Item 1A – Risk Factors

There have been no material changes from the risk factors disclosed in the Company’s 2007 Annual Report on Form 10-K.

Item 2. — Unregistered Sales of Equity Securities and Use of Proceeds

Below is a summary by month of share purchases by the Company during the first three months of 2008:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January	—		—	—	—
February	—		—	—	—
March	4,688	(a)	$36.25	—	—

(a)	Reflects shares of the Company’s common stock tendered in lieu of cash for stock option exercises. The shares tendered were held by the individuals exercising the options for more than six months.

Item 3 — Defaults Upon Senior Securities

None

Item 4 – Submission of Matters to a Vote of Security Holders

The following matters were submitted to a vote of security holders at the Company’s 2008 Annual Meeting of Stockholders held on April 22, 2008:

(a)	Thomas F. Grojean and F. Quinn Stepan, Jr. were elected as Directors of the Company, for a three-year term.

	For	Withheld
Thomas F. Grojean	8,284,010	79,569
F. Quinn Stepan, Jr.	8,293,017	70,563

(b)	The appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm was ratified for 2008.

8,354,067	For
2,236	Against
7,276	Abstentions

Item 5 – Other Information

None

Item 6 – Exhibits

(a)	Exhibit 31.1	–	Certification of President and Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)

(b)	Exhibit 31.2	–	Certification of Vice President and Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)

(c)	Exhibit 32	–	Certification pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEPAN COMPANY
Date: May 2, 2008
/s/ J. E. Hurlbutt
J. E. Hurlbutt
Vice President and Chief Financial Officer