Form 10-Q
period 2008-06-30
STEPAN CO
filed 2008-07-30
CIK 94049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 30, 2008
Common Stock, $1 par value	9,483,266 shares

Part I	FINANCIAL INFORMATION

Item 1 - Financial Statements

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Unaudited

(In thousands, except per share amounts)	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Net Sales	$420,399	$336,156	$801,850	$649,160
Cost of Sales	370,398	297,882	705,991	576,077

Gross Profit	50,001	38,274	95,859	73,083

Operating Expenses:
Marketing	10,400	9,109	20,180	18,041
Administrative	13,156	11,515	23,940	19,231
Research, development and technical services	8,858	7,954	17,274	15,583

	32,414	28,578	61,394	52,855

Gain on sale of product line (Note 11)	—	(4,290)	—	(4,290)
Goodwill impairment charge (Note 12)	—	3,467	—	3,467

Operating Income	17,587	10,519	34,465	21,051

Other Income (Expenses):
Interest, net	(2,573)	(2,515)	(4,920)	(4,823)
Loss from equity in joint venture	(600)	(10)	(877)	(136)
Other, net (Note 15)	96	(535)	(1,361)	(553)

	(3,077)	(3,060)	(7,158)	(5,512)

Income Before Provision for Income Taxes and Minority Interest	14,510	7,459	27,307	15,539
Provision for Income Taxes	4,759	2,805	8,826	5,199
Minority Interest	(10)	(83)	(27)	(84)

Net Income	$9,761	$4,737	$18,508	$10,424

Net Income Per Common Share (Note 9):
Basic	$1.00	$0.49	$1.91	$1.08

Diluted	$0.93	$0.47	$1.79	$1.03

Shares Used to Compute Net Income Per Common Share (Note 9):
Basic	9,526	9,304	9,465	9,298

Diluted	10,463	10,085	10,352	10,079

Dividends per Common Share	$0.2100	$0.2050	$0.4200	$0.4100

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(Dollars in thousands)	June 30, 2008	December 31, 2007
Assets
Current Assets:
Cash and cash equivalents	$6,596	$5,739
Receivables, net	244,103	184,277
Inventories (Note 6)	116,497	86,344
Deferred income taxes	9,858	8,855
Other current assets	12,991	8,717

Total current assets	390,045	293,932

Property, Plant and Equipment:
Cost	921,917	908,843
Less: accumulated depreciation	685,584	674,781

Property, plant and equipment, net	236,333	234,062

Goodwill, net	4,536	4,543

Other intangible assets, net	6,248	6,687

Long-term investments (Note 3)	13,672	14,803

Other non-current assets	18,996	19,158

Total assets	$669,830	$573,185

Liabilities and Stockholders’ Equity
Current Liabilities:
Current maturities of long-term debt (Note 14)	$28,136	$31,024
Accounts payable	151,610	125,071
Accrued liabilities	45,334	44,883

Total current liabilities	225,080	200,978

Deferred income taxes	5,583	3,680

Long-term debt, less current maturities (Note 14)	138,489	96,939

Other non-current liabilities	68,137	64,861

Commitments and Contingencies (Note 7)

Minority Interest	952	676

Stockholders’ Equity:
5-1/2% convertible preferred stock, cumulative, voting without par value; authorized 2,000,000 shares; issued and outstanding 558,923 shares in 2008 and 567,754 shares in 2007	13,973	14,194
Common stock, $1 par value; authorized 30,000,000 shares; Issued 10,659,878 shares in 2008 and 10,457,185 shares in 2007	10,660	10,457
Additional paid-in capital	47,252	37,618
Accumulated other comprehensive income	2,626	245
Retained earnings (unrestricted approximately $47,360 in 2008 and $38,187 in 2007) (Note 2)	183,338	168,338
Less: Treasury stock, at cost 1,177,962 shares in 2008 and 1,148,031 in 2007	(26,260)	(24,801)

Stockholders’ equity	231,589	206,051

Total liabilities and stockholders’ equity	$669,830	$573,185

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(Dollars in thousands)	Six Months Ended June 30
	2008	2007
Cash Flows From Operating Activities
Net income	$18,508	$10,424
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,983	19,035
Deferred compensation	3,140	632
Unrealized loss on long-term investments	1,117	—
Stock-based compensation	2,654	483
Deferred income taxes	2,140	835
Goodwill impairment charge	—	3,467
Gain on sale of product line	—	(4,290)
Other non-cash items	1,597	(1,117)
Changes in assets and liabilities:
Receivables, net	(53,727)	(14,878)
Inventories	(28,585)	(6,881)
Other current assets	(3,990)	(1,587)
Accounts payable and accrued liabilities	22,844	15,939
Pension liabilities	680	(1,772)
Environmental and legal liabilities	(79)	(3,338)
Deferred revenues	(736)	201
Excess tax benefit from stock options	(675)	(220)

Net Cash Provided By (Used for) Operating Activities	(16,129)	16,933

Cash Flows From Investing Activities
Expenditures for property, plant and equipment	(19,027)	(21,690)
Proceeds from sale of product line	—	6,200
Other	(731)	279

Net Cash Used In Investing Activities	(19,758)	(15,211)

Cash Flows From Financing Activities
Revolving debt and notes payable to banks, net	11,970	12,430
Term loan (Note 14)	30,000	—
Other debt borrowings	2,760	—
Other debt repayments	(8,003)	(5,697)
Dividends paid	(4,342)	(4,184)
Stock option exercises	3,697	520
Excess tax benefit from stock options	675	220
Other, net	(299)	(97)

Net Cash Provided By Financing Activities	36,458	3,192

Effect of Exchange Rate Changes on Cash	286	204

Net Increase in Cash and Cash Equivalents	857	5,118
Cash and Cash Equivalents at Beginning of Period	5,739	5,369

Cash and Cash Equivalents at End of Period	$6,596	$10,487

Supplemental Cash Flow Information
Cash payments of income taxes, net of refunds	$1,831	$6,359

Cash payments of interest	$4,933	$4,868

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

Unaudited

1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements included herein have been prepared by Stepan Company (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate and make the information presented not misleading. In the opinion of management, all normal recurring adjustments necessary to present fairly the Company’s financial position as of June 30, 2008, its results of operations for the three and six months ended June 30, 2008 and 2007 and its cash flows for the six months ended June 30, 2008 and 2007, have been included. These financial statements and related footnotes should be read in conjunction with the financial statements and related footnotes included in the Company’s 2007 Form 10-K.

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

On January 1, 2008, the Company elected the fair value option for the mutual fund investment assets related to its deferred compensation plans. The fair value election for the mutual fund investment assets was made to reduce the income volatility caused by the prior accounting treatment for the Company’s deferred compensation plans. In accordance with SFAS No. 159, the mutual fund investment assets, which were previously classified as available-for-sale securities, are treated as trading securities. Therefore, beginning in 2008, fair value changes for the mutual fund investment assets are recorded in the income statement in the same periods that the offsetting changes in the deferred compensation liabilities are recorded. In prior years, value changes for the mutual fund investments were recorded as direct adjustments to shareholders’ equity in accumulated other comprehensive income.

In compliance with the transition rules of SFAS No. 159, $834,000 of cumulative unrealized mutual fund investment gains (net of taxes of $540,000), which were included in accumulated other comprehensive income on December 31, 2007, were reclassified into retained earnings in January 2008. The Company recognized $174,000 of unrealized gains on trading securities for the three months ended June 30, 2008, and $1,117,000 of unrealized losses for the six months ended June 30, 2008. The gains and losses were recorded in the Other, net line of the consolidated statements of income. See Note 15.

3.	FAIR VALUE MEASUREMENTS

In January 2008, the Company adopted SFAS No. 157, Fair Value Measurements. The guidance in the new standard is applicable in circumstances where other accounting pronouncements mandate or permit fair value measurements. In February 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position Nos. FAS 157-1 and FAS 157-2 (FSP FAS 157-1 and 157-2). FSP FAS 157-1 excludes SFAS No. 13, Accounting for Leases, as well as other accounting pronouncements that address fair value measurements for leases, from the scope of SFAS No. 157. FSP FAS 157-2 delays the effective date of SFAS No. 157 for all nonrecurring fair value measurements of nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008.

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

The following table presents assets and liabilities measured at fair value as of June 30, 2008 and the level within the fair value hierarchy in which the fair value measurements fall:

(Dollars in thousands)	June 30, 2008	Level 1	Level 2	Level 3
Mutual fund assets	$13,672	$13,672	$—	$—
Derivative assets	9	—	9	—

Total assets at fair value	$13,681	$13,672	$9	$—

Derivative liabilities	$53	$—	$53	$—

Total liabilities at fair value	$53	$—	$53	$—

4.	INVESTMENT IN CHINA JOINT VENTURE

On May 15, 2008, the Company increased its controlling ownership stake in the Stepan China joint venture (a reporting unit within the Company’s polymer reportable segment) from 55 percent to 80 percent. The Company achieved the step up in ownership by contributing an additional $3,109,000 of capital (all cash) to Stepan China. By agreement, the minority joint venture partner made no additional capital contribution, thereby reducing its minority ownership stake in Stepan China from 45 percent to 20 percent. The Company accounted for this transaction as a step acquisition, applying purchase accounting treatment as required by SFAS No. 141, Business Combinations. No intangible assets or goodwill were acquired as a result of the step acquisition. Stepan China’s accounts have been included in the Company’s consolidated financial statements since the formation of the joint venture, when the Company first obtained controlling interest.

5.	STOCK-BASED COMPENSATION

The Company has stock options outstanding under its 1992 Stock Option Plan and stock options and stock awards outstanding under its 2000 Stock Option Plan and its 2006 Incentive Compensation Plan. Compensation expense charged against income for all plans was $1,733,000 and $2,654,000, respectively, for the three and six months ended June 30, 2008, compared to $276,000 and $483,000, respectively, for the three and six months ended June 30, 2007. Unrecognized compensation cost for stock options and stock awards was $1,022,000 and $2,663,000, respectively, at June 30, 2008, compared to $504,000 and $574,000, respectively, at December 31, 2007. The increases in compensation expense and the increases in unrecognized compensation costs since December 31, 2007, resulted primarily from management’s assessment that the probable levels of profitability on which the vesting of performance stock awards are based would be higher than originally projected, which led to an increase in the number of performance stock awards that are ultimately expected to vest. Also, contributing to the increases in compensation expense and unrecognized compensation costs were 2008 grants of 124,195 stock options and 94,500 performance stock awards. The unrecognized compensation cost at June 30, 2008, is expected to be recognized over weighted average periods of 1.4 years and 1.8 years for stock options and performance stock awards, respectively.

6.	INVENTORIES

Inventories comprise the following:

(Dollars in thousands)	June 30, 2008	December 31, 2007
Finished products	$75,692	$59,732
Raw materials	40,805	26,612

Total inventories	$116,497	$86,344

Inventories are priced primarily using the last-in, first-out inventory valuation method. If the first-in, first-out inventory valuation method had been used for all inventories, inventory balances would have been approximately $37,229,000 and $30,961,000 higher than reported at June 30, 2008, and December 31, 2007, respectively.

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

The Company has estimated a range of possible environmental and legal losses from $10.8 million to $34.4 million at June 30, 2008. At June 30, 2008, the Company’s accrued liability for such losses, which represents the Company’s best estimate within the estimated range of possible environmental and legal losses, was $17.1 million compared to $17.2 million at December 31, 2007. During the first six months of 2008, non-capital cash outlays related to legal and environmental matters approximated $1.2 million compared to $4.6 million in the first six months of 2007. In 2007, the Company paid a personal injury settlement related to the Company’s formerly owned site in Wilmington, Massachusetts.

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

Following are summaries of the material contingencies at June 30, 2008:

Maywood, New Jersey Site

The Company’s property in Maywood, New Jersey and property formerly owned by the Company adjacent to its current site and other nearby properties (Maywood site) were listed on the National Priorities List in September 1993 pursuant to the provisions of CERCLA because of certain alleged chemical contamination. Pursuant to an Administrative Order on Consent entered into between USEPA and the Company for property formerly owned by the Company, and the issuance of an order by USEPA to the Company for property currently owned by the Company, the Company completed a Remedial Investigation Feasibility Study (RI/FS) in 1994. The Company submitted the Draft Final FS for Soil and Source Areas (Operable Unit 1) in September 2002. In addition, the Company submitted the Draft Final FS for Groundwater (Operable Unit 2) in June 2003 and also submitted additional information regarding groundwater in May 2007 and June 2008. The Company is awaiting the issuance of a Record of Decision (ROD) from USEPA relating to the Maywood site and the proposed chemical remediation. The final ROD will be issued sometime after a public comment period.

Also, the New Jersey Department of Environmental Protection (NJDEP) filed a complaint against the Company and other entities on February 6, 2006, alleging that the defendants discharged hazardous substances at the Maywood site and at neighboring properties not part of the Maywood site resulting in damage to natural resources and the incurrence of response costs. The Company has reached a settlement agreement in principal to resolve said litigation. Such agreement in principal is subject to additional NJDEP approvals. The Company believes that a resolution of its liability for this litigation will not have a material impact on the financial position, results of operations or cash flows of the Company.

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

In addition, the NJDEP filed a natural resource damages complaint in June 2007 against the Company and other entities regarding the Ewan site. The Company was served with the complaint in May 2008. The parties, including the Company, are engaged in discussions with NJDEP to resolve this litigation.

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

Wilmington Site

The Company is currently contractually obligated to contribute to the response costs associated with the Company’s formerly-owned site at 51 Eames Street, Wilmington, Massachusetts. Remediation at this site is being managed by its current owner to whom the Company sold the property in 1980. Under the agreement, once total site remediation costs exceed certain levels, the Company is obligated to contribute up to five percent of future response costs associated with this site with no limitation on the ultimate amount of contributions. To date, the Company has paid the current owner $1.5 million for the Company’s portion of environmental response costs through the fourth quarter of 2007 (the current owner of the site bills the Company one calendar quarter in arrears). The Company has recorded a liability for its portion of the estimated remediation costs for the site. Depending on the ultimate cost of the remediation at this site, the amount for which the Company is liable could differ from the current estimates.

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

8.	POSTRETIREMENT BENEFIT PLANS

Defined Benefit Pension Plans

Components of Net Periodic Benefit Cost

	UNITED STATES
(Dollars in thousands)	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Service cost	$—	$132	$2	$268
Interest cost	1,631	1,564	3,261	3,141
Expected return on plan assets	(1,967)	(1,826)	(3,933)	(3,646)
Amortization of prior service cost	—	49	—	98
Amortization of net loss	150	308	300	617

Net periodic (benefit) cost	$(186)	$227	$(370)	$478

	UNITED KINGDOM
(Dollars in thousands)	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Interest cost	$264	$242	$527	$480
Expected return on plan assets	(246)	(240)	(491)	(476)

Net periodic benefit cost	$18	$2	$36	$4

Employer Contributions

U.S. Plans

The Company expects to contribute approximately $750,000 to its U.S. qualified defined benefit pension plans in 2008 and to pay $328,000 in 2008 related to its unfunded non-qualified plans. As of June 30, 2008, $250,000 had been contributed to the qualified plans and $57,000 had been paid related to the non-qualified plans.

U.K. Plan

Stepan UK Limited expects to contribute approximately $381,000 to its defined benefit pension plan in 2008. As of June 30, 2008, $190,000 had been contributed to the plan.

Defined Contribution Plans

Defined contribution plan expense for the Company’s retirement savings plans was $1,388,000 and $2,774,000, respectively, for the three and six months ended June 30, 2008, compared to $1,122,000 and $2,251,000, respectively, for the three and six months ended June 30, 2007.

Expenses related to the Company’s profit sharing plan were $808,000 and $1,483,000, respectively, for the three and six months ended June 30, 2008, compared to $325,000 and $668,000, respectively, for the three and six months ended June 30, 2007.

9.	EARNINGS PER SHARE

Below is the computation of basic and diluted earnings per share for the three and six months ended June 30, 2008 and 2007.

(In thousands, except per share amounts)	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Computation of Basic Earnings per Share
Net income	$9,761	$4,737	$18,508	$10,424
Deduct dividends on preferred stock	192	197	387	394

Income applicable to common stock	$9,569	$4,540	$18,121	$10,030

Weighted-average number of common shares outstanding	9,526	9,304	9,465	9,298

Basic earnings per share	$1.00	$0.49	$1.91	$1.08

Computation of Diluted Earnings per Share
Net income	$9,761	$4,737	$18,508	$10,424

Weighted-average number of common shares outstanding	9,526	9,304	9,465	9,298
Add net shares issuable from assumed exercise of options (under treasury stock method) (1)	298	127	244	127
Add weighted-average shares issuable from assumed conversion of convertible preferred stock	639	654	643	654

Shares applicable to diluted earnings	10,463	10,085	10,352	10,079

Diluted earnings per share	$0.93	$0.47	$1.79	$1.03

(1)

Options to purchase 5,345 shares of common stock were not included in the computations of diluted earnings per share for the three and six months ended June 30, 2008, because their effect would have been antidilutive. For the same reason, options to purchase 249,168 shares of common stock were not included in the computations of earnings per share for the three and six months ended June 30, 2007.

10.	COMPREHENSIVE INCOME

Comprehensive income includes net income and all other non-owner changes in equity that are not reported in net income. Below is the Company’s comprehensive income for the three and six months ended June 30, 2008 and 2007:

(Dollars in thousands)	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Net income	$9,761	$4,737	$18,508	$10,424
Other comprehensive income:
Foreign currency translation gains	852	4,725	3,029	5,277
Unrealized gains on securities, net of tax (1)	—	341	—	365
Pension liability adjustments, net of tax	92	219	184	438
Derivative instruments revaluation, net of tax	2	—	2	—

Comprehensive income	$10,707	$10,022	$21,723	$16,504

(1)

With its January 1, 2008, adoption of SFAS No. 159, the Company elected fair value accounting treatment for its mutual fund investment assets. Therefore, beginning January 1, 2008, changes in the fair values of the Company’s mutual fund investment assets are included in net income.

11.	GAIN ON SALE OF PRODUCT LINE

On April 30, 2007, the Company sold its specialty ester surfactant product line for the personal care market to The HallStar Company (formerly CPH Holding Corporation). No physical assets were included in the sale. The product line represented approximately $15,000,000 in Company net sales. The sale was for $6,200,000 of cash plus the transfer to the Company of a specialty agricultural surfactant product line, which included $250,000 of intangible assets and $196,000 of inventory. As a result of the sale, the Company reported a $4,290,000 pretax gain in the second quarter ended June 30, 2007. The entire gain was attributable to the surfactants segment.

12.	GOODWILL IMPAIRMENT CHARGE

In 2007, the Company’s annual test of goodwill impairment indicated that the goodwill related to its United Kingdom subsidiary (Stepan UK) was impaired. Stepan UK is a reporting unit of the Company’s surfactants reportable segment. The goodwill impairment reflected an estimated reduction in the fair value of Stepan UK’s business as a result of lower discounted cash flow forecasts for the business. As a result of the impairment, the Company recorded a non-cash $3,467,000 charge against operating income for the three months ended June 30, 2007. The charge equaled the entire balance of Stepan UK’s goodwill. The fair value of Stepan UK was estimated using the present value of future cash flows.

13.	SEGMENT REPORTING

The Company has three reportable segments: surfactants, polymers and specialty products. Segment operating results for the three and six months ended June 30, 2008 and 2007 are summarized below:

(Dollars in thousands)	Surfactants		Polymers	Specialty Products	Segment Totals
For the three months ended June 30, 2008
Net sales	$308,012		$103,088	$9,299	$420,399
Operating income	15,479		10,476	1,688	27,643

For the three months ended June 30, 2007
Net sales	$242,765		$84,892	$8,499	$336,156
Operating income	8,173	(1)	8,689	1,710	18,572

For the six months ended June 30, 2008
Net sales	$598,336		$183,924	$19,590	$801,850
Operating income	32,663		16,549	3,285	52,497

For the six months ended June 30, 2007
Net sales	$479,241		$153,574	$16,345	$649,160
Operating income	15,124	(1)	16,621	3,230	34,975

(1)	Includes $4.3 million gain on sale of product line and $3.5 million goodwill impairment charge.

Below are reconciliations of segment operating income to consolidated income before income taxes:

(Dollars in thousands)	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Operating income segment totals	$27,643	$18,572	$52,497	$34,975
Unallocated corporate expenses	(10,056)	(8,053)	(18,032)	(13,924)
Interest expense	(2,573)	(2,515)	(4,920)	(4,823)
Loss from equity in joint venture	(600)	(10)	(877)	(136)
Other, net	96	(535)	(1,361)	(553)

Consolidated income before income taxes and minority interest	$14,510	$7,459	$27,307	$15,539

14.	DEBT

Debt comprises the following:

(Dollars in thousands)	Maturity Dates	June 30 2008	December 31 2007
Unsecured private placement notes
5.69%	2012-2018	$40,000	$40,000
6.86%	2009-2015	30,000	30,000
6.59%	2008-2012	13,636	13,637
7.77%	2008	—	2,727

Unsecured bank term loan	2009 – 2013	30,000	—

Unsecured U.S. bank debt	2011	22,600	11,100

Debt of foreign subsidiaries
Secured bank term loans, foreign currency	2008-2010	10,917	12,704
Other, foreign currency	2008-2015	19,472	17,795

Total Debt		166,625	127,963
Less current maturities		28,136	31,024

Long-term debt		$138,489	$96,939

In June 2008, the Company entered into a $30,000,000 unsecured term loan with three U.S. banks. This loan has a final maturity of five years with amortization of $1,500,000 per year in 2009 through 2012 and $26,000,000 in 2013. This agreement contains two interest rate options from which the Company may choose: 1) LIBOR plus spreads ranging from 1.00 percent to 2.00 percent, depending on the Company’s leverage ratio or 2) the prime rate plus spreads ranging from 0.0 percent to 0.75 percent. This agreement requires the maintenance of certain financial ratios and covenants that are similar to those contained in the existing $60,000,000 committed bank credit agreement.

The various loan agreements contain provisions, which, among others, require maintenance of certain financial ratios and place limitations on additional debt, investments and payment of dividends. The Company is in compliance with its loan agreements.

15.	OTHER, NET

Other, net in the consolidated statements of income included the following:

(Dollars in thousands)	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Foreign exchange loss	$(130)	$(698)	$(360)	$(859)
Investment related income (loss)	226	163	(1,001)	306

Other, net	$96	$(535)	$(1,361)	$(553)

Investment related income for the three months ended June 30, 2008, included $174,000 of unrealized income on mutual fund investment assets. For the six months ended June 30, 2008, investment related loss included $1,117,000 of unrealized losses on mutual fund investment assets. See Note 2.

16.	RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141(R), Business Combinations, which is effective on a prospective basis for business combinations having acquisition dates on or after the beginning of the first annual reporting years beginning on or after December 15, 2008 (January 1, 2009, for the Company). SFAS No. 141(R) replaces SFAS No. 141, Business Combinations. The objective of the standard is to improve the reported financial information about an entity’s business combinations and their effects. The standard establishes principles and requirements for recognizing and measuring the identifiable assets acquired, the liabilities assumed, noncontrolling interests and goodwill acquired or bargain purchase gain. Major changes from current accounting treatment for business combinations include measuring more types of acquired assets and liabilities at fair value, remeasuring any contingent consideration at fair value in subsequent reporting periods and expensing all acquisition-related costs. Principles and requirements are also set forth for determining relevant financial statement disclosure information. Because the requirements of SFAS No. 141(R) are primarily for prospective business combinations, the Company will adopt this accounting standard for acquisitions completed after the standard’s effective date.

In December 2007, the FASB released SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, which is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (January 1, 2009, for the Company). SFAS No. 160 amends Accounting Research Bulletin No. 51, Consolidated Financial Statements. The objective of the standard is to improve the financial information about noncontrolling interests reported in an entity’s consolidated financial statements. SFAS No. 160 establishes accounting and reporting standards that require the clear presentation of noncontrolling interests in an entity’s consolidated balance sheets and income statements. This includes reporting noncontrolling interests as a component of stockholders’ equity, but separate from the parent company’s equity. The standard also requires that noncontrolling interests are initially to be measured at fair value. The Company is in the process of analyzing the impact, if any, of this pronouncement on its financial statements.

In March 2008, the FASB released SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, which is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 (January 1, 2009, for the Company). Early application is encouraged. SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, with the intent to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how these instruments and related hedged items are accounted for under SFAS No. 133 and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and, cash flow. To meet those objectives, this statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. The standard is not expected to have an effect on the Company’s financial position, cash flows, or results of operations.

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

Overview

The Company produces and sells intermediate chemicals that are used in a wide variety of applications worldwide. The overall business comprises three reportable segments:

•

Surfactants – Surfactants, which accounted for 75 percent of consolidated net sales for the first half of 2008, are principal ingredients in consumer and industrial cleaning products such as detergents for washing clothes, dishes, carpets, floors and walls, as well as shampoos, body washes, toothpastes and fabric softeners. Other applications include biodiesel, germicidal quaternary compounds, lubricating ingredients, emulsifiers (for spreading agricultural products) and plastics and composites. Surfactants are manufactured at six North American sites (five in the U.S. and one in Canada), three European sites (United Kingdom, France and Germany) and three Latin American sites (Mexico, Brazil and Colombia). Stepan also owns 50 percent of a surfactant joint venture in the Philippines, which is not included in consolidated results or in the surfactant segment results, as it is accounted for under the equity method.

•

Polymers – Polymers, which accounted for 23 percent of consolidated net sales for the first half of 2008, include three primary product lines: phthalic anhydride, polyols and polyurethane systems. Phthalic anhydride is used in polyester alkyd resins and plasticizers for applications in construction materials and components of automotive, boating and other consumer products. Polyols are used in the manufacture of laminate insulation board for the construction industry and are also sold to the appliance, flexible foam, coatings, adhesives, sealants and elastomers markets. Polyurethane systems provide thermal insulation and are sold to the construction, industrial and appliance markets. In the U.S., polymer product lines are manufactured at its Millsdale, Illinois, site. Polyols are also manufactured at the Company’s Wesseling (Cologne), Germany facility, as well as at its joint venture in Nanjing, China (which is included in consolidated results). During the second quarter of 2008, the Company raised its ownership stake in the joint venture from 55 percent to 80 percent. The Company also has a polymer sales office in Brazil that does not include manufacturing facilities.

•

Specialty Products – Specialty products, which accounted for two percent of consolidated net sales for the first quarter of 2008, include flavors, emulsifiers and solubilizers used in the food and pharmaceutical industries. Specialty products are manufactured primarily at the Company’s Maywood, New Jersey, site.

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

The effects on pretax income of all deferred compensation related activities for the three and six month periods ended June 30, 2008 and 2007 are displayed below:

	(Income) / Expense
(Dollars in millions)	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Deferred Compensation (Administrative Expense)	$2.5	$2.0	$3.1	$0.6
Investment Income (Other, net)	(0.1)	(0.2)	(0.1)	(0.3)
Unrealized (Gain) / Loss on Investments (Other, net)	(0.2)	—	1.1	—

Net Pretax Income Effect	$2.2	$1.8	$4.1	$0.3

RESULTS OF OPERATIONS

Three Months Ended June 30, 2008 and 2007

Summary

Net income for the second quarter of 2008 improved 106 percent to $9.8 million, or $0.93 per diluted share, compared to $4.7 million, or $0.47 per diluted share, for the second quarter of 2007. Below is a summary discussion of the major factors leading to the quarter-to-quarter changes in net sales, profits and expenses. A detailed discussion of segment operating performance for the second quarter of 2008 follows the summary.

Consolidated net sales increased $84.2 million, or 25 percent, from quarter to quarter. All reportable segments reported net sales increases. Higher average selling prices and the favorable effects of foreign currency translation accounted for approximately $70.9 million and $13.3 million, respectively, of the net sales increase. Higher average selling prices reflected the Company’s continued efforts to pass on the cost of rising material costs to customers. Sales volume was unchanged from year-to-year, with an increase in polymers sales volume offset by declines in surfactants and specialty products sales volumes. The foreign currency translation effect resulted from a U.S. dollar that weakened against nearly all local currencies of the countries where the Company has operations.

Operating income for the second quarter of 2008 was $7.1 million, or 67 percent, higher than operating income for the same quarter of 2007. Gross profit was up $11.7 million, or 31 percent, between quarters, due primarily to favorable sales mix and selling price increases, which began to recoup some of the profit margin lost in prior years to escalating raw material costs. Gross profits for the surfactants and polymers segments improved between quarters, while gross profit for the specialty products segment remained unchanged.

Operating expenses increased $4.7 million, or 17 percent, between quarters. The prior year quarter included a $4.3 million benefit from the gain on the sale of the Company’s specialty esters product line, partially offset by a $3.5 million impairment charge for Stepan UK goodwill. Excluding the product line sale, the impairment charge and the $0.8 million unfavorable effect of foreign currency translation, operating expenses increased $3.1 million, or ten percent. Most of the operating expense increase was attributable to higher U.S. incentive-based compensation ($1.4 million), deferred compensation expense ($0.5 million) and salary expense ($0.4 million). Improved operating results accounted for the increases in incentive-based compensation expenses. The increase in deferred compensation expense resulted from a rise in the price of Company common stock to which a large portion of the deferred compensation liability is tied. Higher relocation and travel-related expenses contributed to the increase in operating expenses.

Losses from the Company’s Philippine joint venture increased $0.6 million from quarter to quarter. Lower sales volume and royalty income and unplanned production outages led to the increased loss. Foreign exchange losses also contributed.

Other, net, which includes foreign exchange gains and losses and investment related income and expense, was $0.1 million of income in the second quarter of 2008 compared to $0.5 million of expense for the second quarter of 2007. Most of the unfavorable quarter-to-quarter variance was attributable to a reduction in foreign currency exchange losses.

The effective tax rate was 32.8 percent for the second quarter of 2008 compared to 37.6 percent for the same quarter of 2007. The 2007 effective tax rate was impacted by the $3.5 million Stepan UK goodwill impairment charge for which no tax benefit was realized.

Segment Results

(Dollars in thousands)	Surfactants	Polymers	Specialty Products	Segment Results	Corporate	Total
For the three months ended June 30, 2008
Net sales	$308,012	$103,088	$9,299	$420,399	—	$420,399
Operating income	15,479	10,476	1,688	27,643	(10,056)	17,587

For the three months ended June 30, 2007
Net sales	$242,765	$84,892	$8,499	$336,156	—	$336,156
Operating income	8,173	8,689	1,710	18,572	(8,053)	10,519

Surfactants

Surfactants net sales for the second quarter of 2008 increased $65.2 million, or 27 percent, over net sales for the second quarter of 2007. Higher average selling prices and the favorable effects of foreign currency translations accounted for approximately $58.6 million and $9.3 million, respectively, of the quarter-to-quarter change. Sales volume dropped one percent between quarters, which reduced the growth in net sales by about $2.7 million. A quarter-to-quarter comparison of net sales by region follows:

(Dollars in thousands)	For the Three Months Ended
	June 30, 2008	June 30, 2007	Increase / (Decrease)	Percent Change
North America	$206,583	$165,591	$40,992	+25
Europe	69,349	54,525	14,824	+27
Latin America	32,080	22,649	9,431	+42

Total Surfactants Segment	$308,012	$242,765	$65,247	+27

The 25 percent increase in net sales for North American operations resulted from a 27 percent increase in average selling prices and the favorable effects of foreign currency translation, partially offset by a two percent decline in sales volume. Higher selling prices accounted for approximately $43.8 million of the net sales growth, but the effect of lower sales volume reduced the net sales growth by $3.9 million. The favorable impact of foreign currency translation was about $1.1 million. The increase in average selling prices reflected price increases implemented to pass on rising material costs to customers. Nearly all major product lines, except commodity laundry and cleaning products, contributed to the drop in sales volume. Sales volume for commodity laundry and cleaning products increased 13 percent between quarters primarily on the strength of improved fabric softener sales.

The 27 percent increase in net sales for European operations was entirely due to a 23 percent improvement in average selling prices and the favorable effect of foreign currency translation, which accounted for $12.1 million and $5.3 million, respectively, of the increase. Sales volume for the second quarter of 2008 was five percent lower than sales volume for the same quarter of 2007. The decline was broad-based over all major product lines. Selling price increases necessitated by rising raw material costs and a more favorable customer and product mix of sales caused the improvement in average selling prices. The foreign currency translation effect resulted from the strengthening of the European euro against the U.S. dollar.

The 42 percent increase in net sales for Latin American operations reflected a 14 percent improvement in average selling prices, a 13 percent gain in sales volume and the favorable effects of foreign currency translation. Increases in average selling prices and sales volume accounted for $3.7 million and $2.9 million, respectively, of the rise in net sales. Foreign currency translation contributed $2.8 million of the Latin American net sales growth. The improved average selling prices resulted primarily from the pass through of higher raw material costs. Additional business for the Company’s Brazil subsidiary, primarily in the agricultural market, drove the sales volume gain.

Surfactants operating income for the second quarter of 2008 was up $7.3 million, or 89 percent, over operating income for the same period of 2007. Included in prior year operating income were a $4.3 million gain on the sale of the Company’s specialty esters product line and a $3.5 million charge for the impairment of Stepan UK’s goodwill. Gross profit increased $9.8 million, or 42 percent. All three regions posted higher quarter-to-quarter gross profit. Operating expenses increased $2.5 million, or 16 percent. Quarter-to-quarter comparisons of gross profit by region and total segment operating expenses and operating income follow:

(Dollars in thousands)	For the Three Months Ended
	June 30, 2008	June 30, 2007	Increase / (Decrease)	Percent Change
North America	$24,074	$18,522	$5,552	+30
Europe	4,789	3,101	1,688	+54
Latin America	4,398	1,815	2,583	+142

Total Surfactants Segment	$33,261	$23,438	$9,823	+42
Operating Expenses	17,782	15,265	2,517	+16

Operating Income	$15,479	$8,173	$7,306	+89

The 30 percent increase in gross profit for North American operations was attributable to the previously noted selling price increases that resulted in recovering margin lost in prior periods due to escalating raw material costs, particularly for fabric softeners. Raw material costs continue to move upward, and another selling price increase was announced for July 1, 2008. A more favorable customer and product mix also contributed to the improved gross profit.

Gross profit for European operations increased 54 percent between quarters due to higher average selling prices and to a $0.6 million favorable impact of foreign currency translation. Excluding the currency translation effect, Europe’s gross profit increased $1.1 million, or 36 percent, from quarter to quarter on sales volume that fell five percent. As mentioned earlier, second quarter 2008 selling prices averaged 23 percent higher than second quarter 2007 selling prices due to selling price increases implemented to regain some of the profit margin lost in previous years to rising raw material costs. A more favorable mix of sales contributed to the improved gross profit.

Gross profit for Latin American operations improved 142 percent due to improvement at all three Latin American subsidiaries. Stepan Mexico’s gross profit grew due to higher selling prices and to a reduction of outsourcing expenses. In the first half of 2007, the Mexico subsidiary purchased some product for resale while an expansion of its manufacturing facility was being completed. Stepan Colombia’s gross profit improved due to a combination of selling price and sales volume gains. Additional agricultural chemicals business drove the improvement in Stepan Brazil’s profits. The favorable effects of foreign currency translation added approximately $0.4 million to the quarter-to-quarter gross profit growth.

Operating expenses for the surfactants segment increased $2.5 million, or 16 percent, from quarter to quarter. Excluding the effects of foreign currency translation and the 2007 product line sale and Stepan UK impairment charge, operating expenses increased $1.0 million, or six percent. The increase was due to higher marketing ($0.6 million) and research and development expenses ($0.4 million) for North American operations, primarily related to salary, incentive-based compensation and profit sharing expenses.

Polymers

Second quarter 2008 net sales for the polymers segment increased $18.2 million, or 21 percent, over net sales for the second quarter of 2007. Higher selling prices, the favorable effects of foreign currency translation and a five percent increase in sales volume accounted for approximately $9.8 million, $4.0 million and $4.4 million of the net sales improvement, respectively. A quarter-to-quarter comparison of net sales by region is displayed below:

(Dollars in thousands)	For the Three Months Ended
	June 30, 2008	June 30, 2007	Increase / (Decrease)	Percent Change
North America	$73,002	$64,031	$8,971	+14
Europe	26,724	17,518	9,206	+53
Asia and Other	3,362	3,343	19	+1

Total Polymers Segment	$103,088	$84,892	$18,196	+21

The 14 percent increase in net sales for North American operations resulted from a 12 percent increase in average selling prices and a two percent increase in sales volume. Price increases to pass on higher raw material costs accounted for the rise in average selling prices. An eleven percent increase in sales volume for polyols, partially offset by a ten percent decline in sales volume for phthalic anhydride, accounted for the two percent increase in sales volume for North American operations. Strong demand from existing customers led to the sales volume increase for polyols. Softness in the unsaturated polyester resins market, which provides plastics and composite materials for the automotive, recreation vehicles and boating industries, drove most of the drop in phthalic anhydride sales volume. Merchant market sales represent about two-thirds of the Company’s phthalic anhydride production, with the remaining one-third used internally in the production of the Company’s growing polyol product line.

The 53 percent increase in net sales for European operations resulted from a 23 percent increase in polyol sales volume, a seven percent increase in average selling prices and a favorable foreign currency translation effect. Higher sales volume accounted for $4.0 million of the quarter-to-quarter net sales increase, and foreign currency translation and selling price increases accounted for $3.7 million and $1.5 million, respectively, of the increase. The higher sales volume reflected a strong European insulation market. Higher energy costs and insulation standards continue to drive an increase in insulation demand. The rise in average selling prices resulted from the pass through of higher raw material costs.

The increase in net sales for Asia and Other regions was due to the favorable effects of foreign currency translation. Excluding the effects of foreign currency translation, net sales for Asia and Other regions fell $0.3 million, or 10 percent, on sales volume that declined nine percent.

Second quarter 2008 operating income for the polymers segment improved $1.8 million, or 21 percent, from operating income for the same period of 2007. Gross profit increased $2.5 million, or 20 percent and operating expenses increased $0.7 million, or 19 percent. Below are quarter-to-quarter comparisons of gross profit by region and total segment operating expenses and operating income:

(Dollars in thousands)	For the Three Months Ended
	June 30, 2008	June 30, 2007	Increase / (Decrease)	Percent Change
North America	$10,015	$9,494	$521	+5
Europe	4,871	3,113	1,758	+56
Asia and Other	244	9	235	NM

Total Polymers Segment	$15,130	$12,616	$2,514	+20
Operating Expenses	4,654	3,927	727	+19

Operating Income	$10,476	$8,689	$1,787	+21

The five percent increase in gross profit for North American operations was attributable to the recapture of lost margin due to the escalation of raw material costs, a more favorable product mix of sales and a two percent improvement in sales volume. A larger proportion of polyol sales volume coupled with a more profitable mix of urethane systems products accounted for the favorable product mix and more than offset the effects of rising raw material costs. Average raw material costs for all product lines were up approximately 10 percent from quarter to quarter, which moderated the quarter-to-quarter profit improvement. The Company will continue its efforts to pass through raw material cost increases to stem margin deterioration.

The 56 percent increase in gross profit for European operations was principally driven by the previously noted 23 percent gain in sales volume. A $0.7 million favorable effect of foreign currency translation and higher selling prices also contributed to the increased gross profit. Higher raw material costs tempered the profit improvement. Demand is expected to remain strong in Europe, but margin loss may result from persistent rising costs. Selling prices will be increased as the market allows.

The increase in gross profit for Asia and Other regions was principally attributable to a more profitable mix of sales.

Polymer operating expenses were up $0.7 million, or 19 percent, from quarter to quarter. North American operations’ marketing and research and development expenses each accounted for $0.2 million of the increase. Higher incentive-based pay and profit sharing expenses accounted for most of the quarter-to-quarter growth in both the marketing and research and development areas. The effect of foreign currency translation contributed about $0.2 million to the total polymer segment operating expense increase.

Specialty Products

Second quarter 2008 net sales were $0.8 million, or nine percent, higher than second quarter 2007 net sales. Higher average selling prices, particularly for the segment’s food ingredient products, led to the net sales increase. The higher average selling prices reflected the pass through of higher raw material costs. Sales volume was down 14 percent between quarters, due largely to lower food and flavoring ingredient sales. Despite the increase in net sales, operating income was essentially unchanged from quarter to quarter.

Corporate Expenses

Corporate expenses, which comprise corporate operating expenses (including legal and environmental expenses) that are not allocated to the reportable segments, increased $2.0 million, or 25 percent, to $10.1 million for the second quarter of 2008 from $8.1 million for the second quarter of 2007. The following table depicts the major items that accounted for the quarter-to-quarter corporate expense increase:

(Dollars in millions)	Increase (Decrease)
Deferred Compensation	$0.5	(a)
Incentive-based Compensation	0.4	(b)
Fringe Benefits	0.2
Salaried Payroll	0.2
Employee Relocation	0.2
Other	0.5

Total	$2.0

(a)	Due primarily to an increase in the price of the Company’s common stock to which a large portion of the Company’s deferred compensation liability is tied. The stock price increased $7.39 per share from March 31, 2008, to June 30, 2008, compared to $4.03 per share for the same period of 2007.
(b)	Incentive-based compensation includes stock-based compensation, incentive bonuses and profit sharing.

Six Months Ended June 30, 2008 and 2007

Summary

Net income for the first half of 2008 grew 78 percent to $18.5 million, or $1.79 per diluted share, compared to $10.4 million, or $1.03 per diluted share, for the first half of 2007. Below is a summary discussion of the major factors leading to the year-to-year changes in net sales, profits and expenses. A detailed discussion of segment operating performance for the first half of 2008 follows the summary.

Consolidated net sales increased $152.7 million, or 24 percent, between years. All reportable segments reported net sales increases. Higher average selling prices and the favorable effects of foreign currency translation accounted for approximately $134.2 million and $26.1 million, respectively, of the net sales increase. The increase in average selling prices resulted from the pass through of rising material costs to customers. Sales volume dropped one percent from year to year, which reduced the growth in net sales by approximately $7.6 million. A decline in surfactants sales volume was largely offset by increases in sales volume for polymers and specialty products. The foreign currency translation effect resulted from a U.S. dollar that weakened against all local currencies of the countries where the Company has operations.

Operating income for the first half of 2008 exceeded operating income for the first half of 2007 by $13.4 million, or 64 percent. Gross profit was up $22.8 million, or 31 percent, for the same period. Improved unit margins driven by selling price increases and sales mix drove the gross profit improvement. The Company continues to raise prices to combat the deterioration of margins that resulted over the last few years due to raw material cost increases. Gross profit was up for all three reportable segments.

Operating expenses increased $9.4 million, or 18 percent, between years. The prior year included a $4.3 million benefit from the gain on the sale of the Company’s specialty esters product line, partially offset by a $3.5 million impairment charge of Stepan UK goodwill. Excluding the product line sale, the impairment charge and the $1.6 million unfavorable effect of foreign currency translation, operating expenses increased $7.0 million, or 13 percent. Deferred compensation expense, incentive-based compensation expense, and salary expense accounted for $2.5 million, $2.2 million, and $0.9 million, respectively, of the year-to-year increase. An increase in the price of Company common stock, to which a large portion of the deferred compensation liability is tied, caused the increase in deferred compensation expense. Improved operating results accounted for the increases in incentive-based compensation expenses. Higher consulting, relocation and travel-related expenses contributed to the increase in operating expenses.

Losses from the Company’s Philippine joint venture increased $0.7 million between years due to lower sales volume and royalty income and unplanned production outages. Foreign exchange losses also contributed.

Other, net expense increased $0.8 million from year to year. The unfavorable variance was attributable to the effects of the January 1, 2008, election of the fair value option (afforded under SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities) for the Company’s mutual fund investment assets as described in the ‘Overview’ section of this discussion. In the first half of 2008, the Company recognized $1.1 million of unrealized losses for the mutual fund investment assets. In prior years, changes in the fair value of the mutual funds were recorded to accumulated other comprehensive income in the equity section of the balance sheet. The effect of these losses was partially offset by a year-to-year reduction of foreign exchange losses.

The effective tax rate was 32.3 percent for the first half of 2008 compared to 33.5 percent for the first half of 2007. The 2007 effective tax rate was impacted by the $3.5 million Stepan UK goodwill impairment charge for which no tax benefit was realized. The effect of the goodwill impairment charge was partially offset by the 2007 release of valuation allowances on German tax loss carryforwards.

Segment Results

(Dollars in thousands)	Surfactants	Polymers	Specialty Products	Segment Results	Corporate	Total
For the six months ended June 30, 2008
Net sales	$598,336	$183,924	$19,590	$801,850	—	$801,850
Operating income	32,663	16,549	3,285	52,497	(18,032)	34,465

For the six months ended June 30, 2007
Net sales	$479,241	$153,574	$16,345	$649,160	—	$649,160
Operating income	15,124	16,621	3,230	34,975	(13,924)	21,051

Surfactants

Surfactants net sales for the first half of 2008 increased $119.1 million, or 25 percent, over net sales for the first half of 2007. Higher average selling prices and the favorable effects of foreign currency translations accounted for approximately $111.0 million and $18.8 million, respectively, of the year-to-year change. Sales volume dropped two percent between years, which reduced the growth in net sales by about $10.7 million. A year-to-year comparison of net sales by region follows:

(Dollars in thousands)	For the Six Months Ended
	June 30, 2008	June 30, 2007	Increase / (Decrease)	Percent Change
North America	$401,020	$324,402	$76,618	+24
Europe	139,139	109,396	29,743	+27
Latin America	58,177	45,443	12,734	+28

Total Surfactants Segment	$598,336	$479,241	$119,095	+25

Net sales for North American operations increased 24 percent between years due to a 26 percent increase in average selling prices and the favorable effects of foreign currency translation, partially offset by a three percent decline in sales volume. Higher selling prices and the effects of foreign currency translation accounted for approximately $83.0 million and $3.1 million, respectively, of the net sales growth. Lower sales volume reduced the net sales growth by $9.5 million. The increase in average selling prices reflected numerous price increases implemented to pass on rising material costs to customers. Sales volumes for personal care products declined 12 percent between years due primarily to a customer’s reformulation from low active product to high active product. Sales volumes for laundry and cleaning products increased six percent due to higher sales volume of fabric softener and new business.

The 27 percent increase in net sales for European operations was attributable to a 20 percent increase in average selling prices and the favorable effect of foreign currency translation, which accounted for $21.7 million and $10.7 million, respectively, of the increase. Sales volume declined two percent between years, which reduced the year-to-year growth of net sales by $2.7 million. Selling price increases, effected to pass through rising raw material costs, and a more favorable customer and product mix of sales caused the increase in average selling prices. The foreign currency translation effect resulted primarily from the strengthening of the European euro against the U.S. dollar.

Net sales for Latin American operations increased 28 percent from year to year due to a 14 percent improvement in average selling prices, the favorable effects of foreign currency translation and a three percent rise in sales volume. The foregoing accounted for about $6.5 million, $5.0 million, and $1.2 million, respectively, of the net sales increase. The improved average selling prices resulted primarily from the pass through of higher raw material costs. Additional business for the Company’s Brazil subsidiary, partially offset by lower fabric softener sales volume for the Company’s Mexico subsidiary, drove the sales volume gain.

Surfactants operating income for the first half of 2008 was up $17.5 million, or 116 percent, over operating income for the first half of 2007. 2007 operating income included a $4.3 million gain on the sale of the Company’s specialty esters product line and a $3.5 million charge for the impairment of Stepan UK’s goodwill. Gross profit increased $21.2 million, or 46 percent. All three regions posted higher year-to-year gross profit. Operating expenses increased $3.6 million, or 12 percent. Year-to-year comparisons of gross profit by region and total segment operating expenses and operating income follow:

(Dollars in thousands)	For the Six Months Ended
	June 30, 2008	June 30, 2007	Increase / (Decrease)	Percent Change
North America	$47,944	$34,307	$13,637	+40
Europe	10,505	7,706	2,799	+36
Latin America	8,351	3,610	4,741	+131

Total Surfactants Segment	$66,800	$45,623	$21,177	+46
Operating Expenses	34,137	30,499	3,638	+12

Operating Income	$32,663	$15,124	$17,539	+116

Gross profit for North American operations grew 40 percent between years due largely to higher selling prices resulting from efforts to recover margin lost in prior years to rising raw material costs. Raw material costs are expected to continue to increase, and the Company will pass the increases on as quickly as the market will allow. A July 1, 2008, price increase was announced. A more favorable customer and product mix also contributed to the gross profit improvement. The effect of foreign currency translation contributed $0.6 million to the improvement in gross profit.

The 36 percent increase in gross profit for European operations resulted from higher average selling prices and a $1.2 million favorable impact of foreign currency translation. Excluding the currency translation effect, Europe’s gross profit increased $1.6 million, or 21 percent, from year to year on sales volume that fell two percent. Selling price increases have been implemented to recoup some of the profit margin lost in previous years to persistent rising raw material costs. A more favorable mix of sales contributed to the improved gross profit.

Latin American operations’ gross profit increased 131 percent due to gains at all three Latin American subsidiaries. Despite lower sales volume, Stepan Mexico’s gross profit grew due to increased selling prices and reduced outsourcing expenses. In the prior year, Stepan Mexico purchased finished goods for resale while an expansion of its manufacturing facility and product approvals were being completed. Stepan Colombia’s gross profit improved due to selling price increases, while additional agricultural business drove the improvement in Stepan Brazil’s profits. The favorable effects of foreign currency translation added approximately $0.8 million to the year-to-year gross profit growth.

Operating expenses for the surfactants segment were up $3.6 million, or 12 percent, from year to year. Excluding the effects of foreign currency translation, the 2007 product line sale and the 2007 Stepan UK impairment charge, operating expenses increased $1.5 million, or five percent. The increase was due to higher marketing ($0.9 million) and research and development expenses ($0.9 million) for North American operations, partially offset by lower European operation expenses ($0.3 million). Higher salaries, incentive-based compensation and profit sharing expenses accounted for approximately $0.7 million of the North American marketing expense increase. Higher bad debt expense also contributed to the marketing expense result. Higher salaries, incentive-based compensation and profit sharing expenses led to nearly the entire increase in North American research and development expenses. Lower bad debt expense, due to a 2007 non-recurring specific provision for a customer entering bankruptcy, accounted for the decline in operating expenses for European operations.

Polymers

Polymer net sales for the first half of 2008 increased $30.4 million, or 20 percent, over net sales for the first half of 2007. Higher selling prices, the favorable effects of foreign currency translation and a four percent increase in sales volume accounted for approximately $17.6 million, $7.2 million and $5.6 million of the net sales improvement, respectively. A year-to-year comparison of net sales by region is displayed below:

(Dollars in thousands)	For the SixMonths Ended
	June 30, 2008	June 30, 2007	Increase / (Decrease)	Percent Change
North America	$127,022	$116,983	$10,039	+9
Europe	51,401	31,515	19,886	+63
Asia and Other	5,501	5,076	425	+8

Total Polymers Segment	$183,924	$153,574	$30,350	+20

The nine percent increase in net sales for North American operations resulted from a 12 percent increase in average selling prices partially offset by a three percent decline in sales volume. The higher average selling prices resulted from the pass through of rising raw material costs. Sales volume for phthalic anhydride dropped 16 percent from year to year, due primarily to ongoing sluggishness in the unsaturated polyester resins market, which sells products to the automotive, recreational vehicles and boating industries. The decline in phthalic anhydride sales volume was partially offset by a 10 percent increase in polyol sales volume. Demand from existing roofing insulation manufacturing customers remains strong.

The 63 percent increase in net sales for European operations resulted from a 33 percent increase in polyol sales volume, a seven percent increase in average selling prices and a favorable foreign currency translation effect. Higher sales volume accounted for $10.4 million of the year-to-year net sales increase, and foreign currency translation and selling price increases accounted for $6.7 million and $2.8 million, respectively, of the increase. A stronger European insulation market, aided by higher energy costs and new insulation standards, drove the higher sales volume. The rise in average selling prices resulted from the pass through of higher raw material costs.

The eight percent increase in net sales for Asia and Other regions was due to the favorable effects of foreign currency translation. Excluding the effects of foreign currency translation, net sales for Asia and Other regions fell $0.1 million, or three percent, on sales volume that declined five percent. A two percent increase in average selling prices partially offset the effect of lower sales volume.

Polymer operating income for the first half of 2008 fell $0.1 million from operating income for the first half of 2007. Gross profit increased $1.6 million, or seven percent, as higher global raw material costs more than offset a four percent gain in sales volume and higher selling prices. Operating expenses increased $1.7 million, or 22 percent, between years. Below are year-to-year comparisons of gross profit by region and total segment operating expenses and operating income:

(Dollars in thousands)	For the Six Months Ended
	June 30, 2008	June 30, 2007	Increase / (Decrease)	Percent Change
North America	$16,189	$17,975	$(1,786)	-10
Europe	9,176	5,982	3,194	+53
Asia and Other	318	145	173	+119

Total Polymers Segment	$25,683	$24,102	$1,581	+7
Operating Expenses	9,134	7,481	1,653	+22

Operating Income	$16,549	$16,621	$(72)	0

The 10 percent decline in gross profit for North American operations was attributable to higher raw material costs and a three percent decline in sales volume. Average raw material costs for all product lines were up approximately 12 percent from year to year. Continued volatility is expected for raw material costs. The Company will continue its efforts to raise selling prices to pass through material cost increases.

The 53 percent increase in gross profit for European operations reflected the previously noted 33 percent increase in sales volume and a $1.2 million favorable effect of foreign currency translation. Higher raw material costs negatively impacted the gross profit result. While the region has been successful in passing on material price increases to customers, continued cost hikes may lead to margin loss. Demand for the Company’s polyol products is expected to remain strong in Europe.

The improvement in gross profit for Asia and Other regions was driven by higher sales prices and a more favorable sales mix.

Polymer operating expenses for the first half of 2008 were $1.7 million, or 22 percent, higher than operating expenses for the same period of 2007. North American operations marketing and research and development expenses accounted for $0.6 million and $0.4 million, respectively, of the increase. Higher salary, incentive-based pay, profit sharing and travel-related expenses composed the majority of the increase in marketing expenses. Higher salary and incentive-based pay expenses also caused most of the growth in research and development expenses. European operations contributed $0.3 million of the polymer segment operating expense increase. Higher marketing expenses, particularly agents’ commissions, accounted for the increase in Europe’s operating expenses. The effect of foreign currency translation contributed about $0.3 million to the total increase in polymer segment operating expenses.

Specialty Products

Net sales for the first half of 2008 were $3.2 million, or 20 percent, higher than net sales for the first half of 2007. Increased sales volume and average selling prices for the segment’s food ingredient products led to the net sales increase. Despite the increase in net sales, operating income increased just $0.1 million, or two percent, from year to year as the effect of higher sales volume and prices for food ingredients was substantially offset by a decline in sales of the segment’s high margin pharmaceutical products.

Corporate Expenses

Corporate expenses, which comprise corporate operating expenses that are not allocated to the reportable segments, increased $4.1 million, or 30 percent, to $18.0 million for the first half of 2008 from $13.9 million for the first half of 2007. The following table depicts the major items that accounted for the year-to-year corporate expense increase:

(Dollars in millions)	Increase (Decrease)
Deferred Compensation	$2.5	(a)
Incentive-based Compensation	0.6	(b)
Salaried Payroll	0.3
Employee Relocation	0.3
Other	0.4

Total	$4.1

(a)	Due primarily to an increase in the price of the Company’s common stock to which a large portion of the Company’s deferred compensation liability is tied. The stock price increased $13.09 per share from December 31, 2007, to June 30, 2008, compared to a $1.39 per share decline for the same period of 2007. The values of the Company’s mutual fund assets held for the deferred compensation plans declined in the first half of 2008 compared to gains in 2007, which partially offset the effect of the year-to-year increase in the Company’s common stock price.
(b)	Incentive-based compensation includes stock-based compensation, incentive bonuses and profit sharing.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities resulted in a cash use of $16.1 million for the six months ended June 30, 2008, compared to a cash source of $16.9 million for the comparable prior year period, due to significantly higher current year working capital requirements. Net income increased by $8.1 million from year to year. Working capital consumed $63.5 million for the first half of 2008, compared to $7.4 million for the same period in 2007. Accounts receivable and inventories were mainly responsible for the higher current year working capital growth, with both driven by significantly higher current year raw material costs. Accounts payable and accrued liabilities recorded higher current year increases also reflecting generally higher costs.

Investing activities consumed $19.8 million for the first six months of 2008, compared to $15.2 million for comparable period in 2007. Included in 2007 was $6.2 million in cash proceeds from the sale of a product line. Capital expenditures for the current year period totaled $19.0 million compared to $21.7 million for the comparable prior year period. The Company estimates that capital spending will total approximately $44.0 to $52.0 million during 2008.

Total Company debt, excluding capital leases, increased by $38.7 million since last year end from $128.0 million to $166.6 million, compared to an increase of $7.4 million for the first six months of 2007. As of June 30, 2008, the ratio of total debt to total debt plus shareholders’ equity was 41.8 percent, compared to 38.3 percent at December 31, 2007 and 41.5 percent at June 30, 2007.

As of June 30, 2008, Company debt included $83.6 million of unsecured promissory notes with maturities extending through 2018. These notes are the Company’s primary source of long-term debt financing, and are supplemented by bank credit facilities to meet short and medium term needs.

On June 26, 2008, the Company completed a $30.0 million unsecured term loan with three U.S. banks for working capital and other corporate purposes. The new term loan has a final maturity of five years and requires the maintenance of certain financial ratios and covenants that are similar to those contained in the existing $60 million committed bank credit agreement, which is discussed below.

The Company maintains contractual relationships with its U.S. banks that provide for unsecured, revolving credit of up to $60.0 million, which may be drawn upon as needed for general corporate purposes through April 20, 2011 under a revolving credit agreement. At June 30, 2008, borrowings under committed U.S. credit lines totaled $22.6 million. The Company also meets short-term liquidity requirements through uncommitted U.S. bank lines of credit.

Certain foreign subsidiaries of the Company maintain bank term loans and short-term bank lines of credit in their respective local currencies to meet working capital requirements as well as to fund capital expenditure programs and acquisitions. As of June 30, 2008, the Company’s European subsidiaries had term loans totaling $8.9 million including current maturities. The European subsidiaries also had short-term bank debt totaling $14.8 million with unborrowed capacity of approximately $12.4 million at that date. The Company’s Mexican and Brazilian subsidiaries had debt totaling $2.1 million and $1.8 million, respectively. The Company’s Chinese joint venture had $2.8 million of bank debt as of June 30, 2008, for which Stepan Company has issued guaranties for the Company’s proportionate interest (80 percent) of the credit facilities.

The Company’s loan agreements contain provisions, which, among others, require maintenance of certain financial ratios and place limitations on additional debt, investments and payment of dividends. The Company was in compliance with all of its loan agreements as of June 30, 2008.

The Company anticipates that cash from operations and from committed credit facilities will be sufficient to fund anticipated capital expenditures, dividends and other planned financial commitments for the foreseeable future. Any substantial acquisitions would require additional funding.

DERIVATIVE INSTRUMENTS – CASH FLOW HEDGES

In June 2008, the Company began using forward foreign currency exchange contracts for the purpose of hedging the risks of cash flow and earnings variability that arise from changes in foreign currency exchange rates on forecasted inventory purchase transactions denominated in foreign currencies. Specifically, the hedged transactions are intercompany finished goods inventory purchases made by the Company’s European operations from other Company subsidiaries that are payable in U.S. dollars, but for which the sales of the inventory to European customers are invoiced in European euros. The Company has hedged a portion of these forecasted transactions through June 2009. The financial statement effect of the derivative instruments was insignificant for the three and six month periods ended June 30, 2008.

ENVIRONMENTAL AND LEGAL MATTERS

The Company is subject to extensive federal, state and local environmental laws and regulations. Although the Company’s environmental policies and practices are designed to ensure compliance with these laws and regulations, future developments and increasingly stringent environmental regulation could require the Company to make additional unforeseen environmental expenditures. The Company will continue to invest in the equipment and facilities necessary to comply with existing and future regulations. During the first six months of 2008, the Company’s expenditures for capital projects related to the environment were $2.1 million. These projects are capitalized and depreciated over their estimated useful lives, which is typically 10 years. Recurring costs associated with the operation and maintenance of facilities for waste treatment and disposal and managing environmental compliance in ongoing operations at our manufacturing locations were approximately $7.3 million and $6.7 million for the first six months of 2008 and 2007, respectively. While difficult to project, it is not anticipated that these recurring expenses will increase significantly in the future.

Over the years, the Company has received requests for information related to or has been named by the government as a potentially responsible party at 22 waste disposal sites where cleanup costs have been or may be incurred under CERCLA and similar state statutes. In addition, damages are being claimed against the Company in general liability actions for alleged personal injury or property damage in the case of some disposal and plant sites. The Company believes that it has made adequate provisions for the costs it may incur with respect to the sites. It is the Company’s accounting policy to record liabilities when environmental assessments and/or remedial efforts are probable and the cost or range of possible costs can be reasonably estimated. When no amount within the range is a better estimate than any other amount, the minimum is accrued. Some of the factors on which the Company bases its estimates include information provided by feasibility studies, potentially responsible party negotiations and the development of remedial action plans. Because reported liabilities are recorded based on estimates, actual amounts could differ from those estimates. After partial remediation payments at certain sites, the Company has estimated a range of possible environmental and legal losses from $10.8 million to $34.4 million at June 30, 2008, compared to $10.1 million to $34.2 million at December 31, 2007. At June 30, 2008, the Company’s accrued liability for such losses, which represents the Company’s best estimate within the estimated range of possible environmental and legal losses, was $17.1 million compared to $17.2 million at December 31, 2007. During the first six months of 2008, non-capital cash outlays related to legal and environmental matters approximated $1.2 million compared to $4.6 million for the first six months of 2007. In the prior year, the Company paid a personal injury settlement related to the Company’s formerly owned site in Wilmington, Massachusetts.

For certain sites, estimates cannot be made of the total costs of compliance or the Company’s share of such costs; consequently, the Company is unable to predict the effect thereof on the Company’s financial position, cash flows and results of operations. In the event of one or more adverse determinations in any annual or interim period, the impact on the Company’s financial position, cash flows or results of operations for those periods could be material. However, based upon the Company’s present belief as to its relative involvement at these sites, other viable entities’ responsibilities for cleanup and the extended period over which any costs would be incurred, the Company believes that these matters will not have a material effect on the Company’s financial position. Certain of these matters are discussed in Item 1, Part 2, Legal Proceedings, in this report and in other filings of the Company with the Securities and Exchange Commission, which are available upon request from the Company. See also Note 8, Contingencies, in the Notes to Consolidated Financial Statements for a summary of the environmental proceedings related to certain environmental sites.

OUTLOOK

The Company was pleased to be able to deliver a strong second quarter and build on the earnings momentum established in the first quarter. Net income was up 106 percent for the quarter and 78 percent year-to-date. Profitability of the Company’s global surfactant business continued to benefit from an improved customer and product mix, reduced outsourcing and recaptured margins. Results for the Company’s polymer segment were driven by global polyol volumes as high energy prices led to increased demand for insulation. Phthalic anhydride sales were down due to the slow economy. During the fourth quarter of 2008, the U.S. phthalic anhydride and polyol manufacturing facilities will undergo their triennial maintenance turnaround. As a result, the Company expects higher maintenance and outsourcing costs in the fourth quarter. Management remains concerned about the economic environment, but believes that the Company’s improved profitability is sustainable.

CRITICAL ACCOUNTING POLICIES

Other than the change to fair value accounting for the Company’s mutual fund investment assets discussed in the ‘Overview’ section of this management discussion and analysis, there have been no changes to the critical accounting policies disclosed in the Company’s 2007 Annual Report on Form 10-K.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2008, the Company adopted SFAS No. 157, Fair Value Measurements and SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. See Note 2 in the Notes to Condensed Consolidated Financial Statements, included in Part 1, Item 1, for the effect that adoption of the standards had on the Company’s financial statements. Also, see Note 16 in the Notes to Condensed Consolidated Financial Statements, for information on recent accounting pronouncements that may affect the Company.

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

Item 1 - Legal Proceedings

Maywood, New Jersey Site

The Company’s property in Maywood, New Jersey and property formerly owned by the Company adjacent to its current site and other nearby properties (Maywood site) were listed on the National Priorities List in September 1993 pursuant to the provisions of CERCLA because of certain alleged chemical contamination. Pursuant to an Administrative Order on Consent entered into between USEPA and the Company for property formerly owned by the Company, and the issuance of an order by USEPA to the Company for property currently owned by the Company, the Company completed a Remedial Investigation Feasibility Study (RI/FS) in 1994. The Company submitted the Draft Final FS for Soil and Source Areas (Operable Unit 1) in September 2002. In addition, the Company submitted the Draft Final FS for Groundwater (Operable Unit 2) in June 2003 and also submitted additional information regarding groundwater in May 2007 and June 2008. The Company is awaiting the issuance of a Record of Decision (ROD) from USEPA relating to the Maywood site and the proposed chemical remediation. The final ROD will be issued sometime after a public comment period.

Also, the New Jersey Department of Environmental Protection (NJDEP) filed a complaint against the Company and other entities on February 6, 2006, alleging that the defendants discharged hazardous substances at the Maywood site and at neighboring properties not part of the Maywood site resulting in damage to natural resources and the incurrence of response costs. The Company has reached a settlement agreement in principal to resolve said litigation. Such agreement in principal is subject to additional NJDEP approvals. The Company believes that a resolution of its liability for this litigation will not have a material impact on the financial position, results of operations or cash flows of the Company.

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

In addition, the NJDEP filed a natural resource damages complaint in June 2007 against the Company and other entities regarding the Ewan site. The Company was served with the complaint in May 2008. The parties, including the Company, are engaged in discussions with NJDEP to resolve this litigation.

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

Wilmington Site

The Company is currently contractually obligated to contribute to the response costs associated with the Company’s formerly-owned site at 51 Eames Street, Wilmington, Massachusetts. Remediation at this site is being managed by its current owner to whom the Company sold the property in 1980. Under the agreement, once total site remediation costs exceed certain levels, the Company is obligated to contribute up to five percent of future response costs associated with this site with no limitation on the ultimate amount of contributions. To date, the Company has paid the current owner $1.5 million for the Company’s portion of environmental response costs through the fourth quarter of 2007 (the current owner of the site bills the Company one calendar quarter in arrears). The Company has recorded a liability for its portion of the estimated remediation costs for the site. Depending on the ultimate cost of the remediation at this site, the amount for which the Company is liable could differ from the current estimates.

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

Item 1A - Risk Factors

There have been no material changes from the risk factors disclosed in the Company’s 2007 Annual Report on Form 10-K.

Item 2. - Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Below is a summary by month of share purchases by the Company during the second quarter of 2008:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April	—		—	—	—
May	42,102	(a)	$39.27	—	—
June	—		—	—	—

(a)	Reflects shares of the Company’s common stock tendered in lieu of cash for stock option exercises.

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
Date: July 30, 2008
/s/ J. E. Hurlbutt
J. E. Hurlbutt
Vice President and Chief Financial Officer