Form 10-Q
period 2008-09-30
STEPAN CO
filed 2008-10-30
CIK 94049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

(Check one): Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 30, 2008
Common Stock, $1 par value	9,621,041 Shares

Part I	FINANCIAL INFORMATION

Item 1 – Financial Statements

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Unaudited

(In thousands, except per share amounts)	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Net Sales	$432,947	$338,398	$1,234,797	$987,558
Cost of Sales	390,162	303,530	1,096,153	879,607

Gross Profit	42,785	34,868	138,644	107,951
Operating Expenses:
Marketing	11,290	8,899	31,470	26,940
Administrative	11,776	9,748	35,716	28,979
Research, development and technical services	9,293	7,983	26,567	23,566

	32,359	26,630	93,753	79,485

Sale of land (Note 5)	(8,469)	—	(8,469)	—
Sale of product line (Note 4)	(9,929)	35	(9,929)	(4,255)
Goodwill impairment charge (Note 13)	—	—	—	3,467

Operating Income	28,824	8,203	63,289	29,254
Other Income (Expenses):
Interest, net	(2,447)	(2,395)	(7,367)	(7,218)
Loss from equity in joint venture	(1,368)	(66)	(2,245)	(202)
Other, net (Note 16)	(599)	(1,187)	(1,960)	(1,740)

	(4,414)	(3,648)	(11,572)	(9,160)

Income Before Provision for Income Taxes and Minority Interest	24,410	4,555	51,717	20,094
Provision for Income Taxes	7,379	1,457	16,205	6,656
Minority Interest	31	12	4	(72)

Net Income	$17,000	$3,086	$35,508	$13,510

Net Income Per Common Share (Note 11):
Basic	$1.75	$0.31	$3.67	$1.39

Diluted	$1.59	$0.31	$3.39	$1.34

Shares Used to Compute Net Income Per Common Share (Note 11):
Basic	9,628	9,325	9,521	9,306

Diluted	10,694	10,119	10,468	10,092

Dividends per Common Share	$0.2100	$0.2050	$0.6300	$0.6150

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(Dollars in thousands)	September 30, 2008	December 31, 2007
Assets
Current Assets:
Cash and cash equivalents	$5,598	$5,739
Restricted cash (Note 5)	8,634	—
Receivables, net	237,461	184,277
Inventories (Note 8)	105,813	86,344
Deferred income taxes	9,658	8,855
Other current assets	9,583	8,717

Total current assets	376,747	293,932

Property, Plant and Equipment:
Cost	919,895	908,843
Less: accumulated depreciation	683,212	674,781

Property, plant and equipment, net	236,683	234,062

Goodwill, net	4,494	4,543

Other intangible assets, net	5,836	6,687

Long-term investments (Note 3)	12,973	14,803

Other non-current assets	17,845	19,158

Total assets	$654,578	$573,185

Liabilities and Stockholders’ Equity
Current Liabilities:
Current maturities of long-term debt (Note 15)	$28,395	$31,024
Accounts payable	139,744	125,071
Accrued liabilities	51,313	44,883

Total current liabilities	219,452	200,978

Deferred income taxes	5,957	3,680

Long-term debt, less current maturities (Note 15)	121,221	96,939

Other non-current liabilities	66,364	64,861

Commitments and Contingencies (Note 9)
Minority Interest	998	676

Stockholders’ Equity:
5- 1/2% convertible preferred stock, cumulative, voting without par value; authorized 2,000,000 shares; issued and outstanding 555,732 shares in 2008 and 567,754 shares in 2007	13,893	14,194
Common stock, $1 par value; authorized 30,000,000 shares; Issued 10,829,898 shares in 2008 and 10,457,185 shares in 2007	10,830	10,457
Additional paid-in capital	54,497	37,618
Accumulated other comprehensive income (loss)	(8,634)	245
Retained earnings (unrestricted approximately $62,290 in 2008 and $38,187 in 2007) (Note 2)	198,126	168,338
Less: Treasury stock, at cost 1,208,857 shares in 2008 and 1,148,031 shares in 2007	(28,126)	(24,801)

Stockholders’ equity	240,586	206,051

Total liabilities and stockholders’ equity	$654,578	$573,185

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Nine Months Ended September 30
(Dollars in thousands)	2008	2007
Cash Flows From Operating Activities
Net income	$35,508	$13,510
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,039	27,960
Deferred compensation	4,385	1,519
Unrealized loss on long-term investments	2,740	—
Stock-based compensation	3,856	757
Deferred income taxes	4,683	1,298
Goodwill impairment charge	—	3,467
Gain on sale of product line	(9,929)	(4,255)
Sale of land	(8,469)	—
Other non-cash items	2,210	(934)
Changes in assets and liabilities:
Receivables, net	(62,308)	(16,248)
Inventories	(22,218)	(8,846)
Other current assets	(945)	(224)
Accounts payable and accrued liabilities	30,143	14,171
Pension liabilities	141	(3,394)
Environmental and legal liabilities	(571)	(5,214)
Deferred revenues	(1,145)	(101)
Excess tax benefit from stock options	(2,843)	(290)

Net Cash Provided By Operating Activities	3,277	23,176

Cash Flows From Investing Activities
Expenditures for property, plant and equipment	(35,591)	(29,326)
Proceeds from sale of product line	9,929	6,200
Increase in restricted cash	(8,634)	—
Proceeds from sale of land	8,634	—
Other	(1,570)	(345)

Net Cash Used In Investing Activities	(27,232)	(23,471)

Cash Flows From Financing Activities
Revolving debt and notes payable to banks, net	483	13,620
Term loan	30,000	—
Other debt borrowings	2,906	264
Other debt repayments	(11,047)	(7,753)
Dividends paid	(6,554)	(6,282)
Stock option exercises	6,708	1,026
Excess tax benefit from stock options	2,843	290
Other, net	(1,198)	(96)

Net Cash Provided By Financing Activities	24,141	1,069

Effect of Exchange Rate Changes on Cash	(327)	374

Net Increase (Decrease) in Cash and Cash Equivalents	(141)	1,148
Cash and Cash Equivalents at Beginning of Period	5,739	5,369

Cash and Cash Equivalents at End of Period	$5,598	$6,517

Supplemental Cash Flow Information
Cash payments of income taxes, net of refunds	$6,632	$7,704

Cash payments of interest	$7,105	$6,896

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

Unaudited

1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements included herein have been prepared by Stepan Company (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate and make the information presented not misleading. In the opinion of management, all normal recurring adjustments necessary to present fairly the Company’s financial position as of September 30, 2008, its results of operations for the three and nine months ended September 30, 2008 and 2007 and its cash flows for the nine months ended September 30, 2008 and 2007, have been included. These financial statements and related footnotes should be read in conjunction with the financial statements and related footnotes included in the Company’s 2007 Form 10-K.

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

In compliance with the transition rules of SFAS No. 159, $834,000 of cumulative unrealized mutual fund investment gains (net of taxes of $540,000), which were included in accumulated other comprehensive income on December 31, 2007, were reclassified into retained earnings in January 2008. The Company recognized $1,560,000 of unrealized losses on trading securities for the three months ended September 30, 2008, and $2,740,000 of unrealized losses for the nine months ended September 30, 2008. The gains and losses were recorded in the Other, net line of the consolidated statements of income. See Note 16.

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

The following table presents assets and liabilities measured at fair value as of September 30, 2008 and the level within the fair value hierarchy in which the fair value measurements fall:

(Dollars in thousands)	September 2008	Level 1	Level 2	Level 3
Mutual fund assets	$12,973	$12,973	$—	$—
Derivative assets	592	—	592	—

Total assets at fair value	$13,565	$12,973	$592	$—

Derivative liabilities	$309	$—	$309	$—

Total liabilities at fair value	$309	$—	$309	$—

4.	SALE OF PRODUCT LINE

On July 31, 2008, the Company sold select polyurethane system product lines to Bayer MaterialScience LLC (Bayer). No manufacturing assets were included in the sale. The sold product lines were insulation materials used in appliances, water heaters, doors, roofs, picnic coolers and other similar applications, and represented approximately

$16,000,000 in Company annual net sales. The products, which are manufactured at the Company’s Millsdale, Illinois, facility, will continue to be produced for Bayer during a transition period of up to two years. The sale was for $9,929,000 of cash, and the entire receipt of cash was recorded as a gain in the third quarter ended September 30, 2008. The gain was attributed to the polymer segment.

On April 30, 2007, the Company sold its specialty ester surfactant product line for the personal care market to The HallStar Company (formerly CPH Holding Corporation). No physical assets were included in the sale. The product line represented approximately $15,000,000 in Company net sales. The sale was for $6,200,000 of cash plus the transfer to the Company of a specialty agricultural surfactant product line, which included $250,000 of intangible assets and $196,000 of inventory. As a result of the sale, the Company reported a $4,290,000 pretax gain in the second quarter ended June 30, 2007. The adjusted gain at September 30, 2007, was $4,255,000. The entire gain was attributed to the surfactants segment.

5.	LAND SALE AND OFFICE BUILDING PURCHASE

In September 2008, the Company sold 88 acres of land at its Millsdale manufacturing facility in Elwood, Illinois, to an industrial park developer for $8,634,000. The land had a cost basis of $165,000, so the Company recorded a pretax gain of $8,469,000. The gain was not attributed to any reportable segment. Also in September 2008, the Company purchased a 64,000 square foot office building along with 3.25 acres of land near its corporate headquarters for $6,442,000. The office building will house employees currently located in a leased facility nearing the end of its lease term. For income tax purposes, the Millsdale land sale and the office building purchase were structured as a tax-deferred, like-kind exchange pursuant to section 1031 of the U.S. Internal Revenue Code (IRC). To accomplish the tax-deferred exchange, the Company directed that the land sale proceeds be deposited with and held by a qualified intermediary until consummation of the exchange, which occurs when renovations to the office building are completed. As a result, the proceeds from the land sale are considered restricted cash for financial statement reporting purposes.

6.	INVESTMENT IN CHINA JOINT VENTURE

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

7.	STOCK-BASED COMPENSATION

The Company has stock options outstanding under its 1992 Stock Option Plan and stock options and stock awards outstanding under its 2000 Stock Option Plan and its 2006 Incentive Compensation Plan. Compensation expense charged against income for all plans was $1,202,000 and $3,856,000, respectively, for the three and nine months ended September 30, 2008, compared to $274,000 and $757,000, respectively, for the three and nine months ended September 30, 2007. Unrecognized compensation cost for stock options and stock awards was $801,000 and $3,158,000, respectively, at September 30, 2008, compared to $504,000 and $574,000, respectively, at December 31, 2007. The increases in compensation expense and the increases in unrecognized compensation costs since December 31, 2007, resulted primarily from management’s assessment that the probable levels of profitability on which the vesting of performance stock awards are based would be higher than originally projected, which led to an increase in the number of performance stock awards that are ultimately expected to vest. Also, contributing to the increases in compensation expense and unrecognized compensation costs were 2008 grants of 124,195 stock options and 94,500 performance stock awards. No options or performance stock awards were granted in the third quarter of 2008. The unrecognized compensation cost at September 30, 2008, is expected to be recognized over weighted average periods of 1.2 years and 1.8 years for stock options and performance stock awards, respectively.

8.	INVENTORIES

Inventories comprise the following:

(Dollars in thousands)	September 30, 2008	December 31, 2007
Finished products	$69,609	$59,732
Raw materials	36,204	26,612

Total inventories	$105,813	$86,344

Inventories are primarily priced using the last-in, first-out inventory valuation method. If the first-in, first-out inventory valuation method had been used for all inventories, inventory balances would have been approximately $44,436,000 and $30,961,000 higher than reported at September 30, 2008, and December 31, 2007, respectively.

9.	CONTINGENCIES

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

The Company has estimated a range of possible environmental and legal losses from $10.8 million to $34.4 million at September 30, 2008. At September 30, 2008, the Company’s accrued liability for such losses, which represents the Company’s best estimate within the estimated range of possible environmental and legal losses, was $16.7 million compared to $17.2 million at December 31, 2007. During the first nine months of 2008, non-capital cash outlays related to legal and environmental matters approximated $2.0 million compared to $6.8 million in the first nine months of 2007. In 2007, the Company paid a personal injury settlement related to the Company’s formerly owned site in Wilmington, Massachusetts.

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

Following are summaries of the material contingencies at September 30, 2008:

Maywood, New Jersey Site

The Company’s property in Maywood, New Jersey and property formerly owned by the Company adjacent to its current site and other nearby properties (Maywood site) were listed on the National Priorities List in September 1993 pursuant to the provisions of CERCLA because of certain alleged chemical contamination. Pursuant to an Administrative Order on Consent entered into between USEPA and the Company for property formerly owned by the Company, and the issuance of an order by USEPA to the Company for property currently owned by the Company, the Company completed a Remedial Investigation Feasibility Study (RI/FS) in 1994. The Company submitted the Draft Final FS for Soil and Source Areas (Operable Unit 1) in September 2002. In addition, the Company submitted the Draft Final FS for Groundwater (Operable Unit 2) in June 2003 and also submitted additional information regarding groundwater in May

2007 and June 2008. The Company expects to file an updated FS with the USEPA in late 2008 or early 2009. The final Record of Decision will be issued sometime after a public comment period.

Also, the New Jersey Department of Environmental Protection (NJDEP) filed a complaint against the Company and other entities on February 6, 2006, alleging that the defendants discharged hazardous substances at the Maywood site and at neighboring properties not part of the Maywood site resulting in damage to natural resources and the incurrence of response costs. The Company has reached a settlement agreement in principal to resolve said litigation. Such agreement in principal is subject to additional approvals, including final execution of a settlement agreement. The Company believes that a resolution of its liability for this litigation will not have a material impact on the financial position, results of operations or cash flows of the Company.

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

Wilmington Site

The Company is currently contractually obligated to contribute to the response costs associated with the Company’s formerly-owned site at 51 Eames Street, Wilmington, Massachusetts. Remediation at this site is being managed by its current owner to whom the Company sold the property in 1980. Under the agreement, once total site remediation costs exceed certain levels, the Company is obligated to contribute up to five percent of future response costs associated with this site with no limitation on the ultimate amount of contributions. To date, the Company has paid the current owner $1.6 million for the Company’s portion of environmental response costs through the second quarter of 2008 (the current owner of the site bills the Company one calendar quarter in arrears). The Company has recorded a liability for its portion of the estimated remediation costs for the site. Depending on the ultimate cost of the remediation at this site, the amount for which the Company is liable could differ from the current estimates.

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

The Company believes that based on current information it has adequate reserves for the claims related to this site.

10.	POSTRETIREMENT BENEFIT PLANS

Defined Benefit Pension Plans

Components of Net Periodic Benefit Cost

(Dollars in thousands)	UNITED STATES
	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Service cost	$—	$56	$2	$325
Interest cost	1,632	1,579	4,893	4,721
Expected return on plan assets	(2,003)	(1,836)	(5,936)	(5,483)
Amortization of prior service cost	—	19	—	117
Amortization of net loss	149	304	449	920
Curtailment loss	—	1,325	—	1,325

Net periodic (benefit) cost	$(222)	$1,447	$(592)	$1,925

The 2007 curtailment loss reflected the July 2007 freezing of the Millsdale portion of the Retirement Plan for Millsdale Hourly and Anaheim Hourly Employees.

(Dollars in thousands)	UNITED KINGDOM
	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Interest cost	$251	$246	$778	$726
Expected return on plan assets	(234)	(244)	(725)	(720)

Net periodic (benefit) cost	$17	$2	$53	$6

Employer Contributions

U.S. Plans

The Company expects to contribute approximately $507,000 to its U.S. qualified defined benefit pension plans in 2008 and to pay $95,000 in 2008 related to its unfunded non-qualified plans. As of September 30, 2008, $507,000 had been contributed to the qualified plans and $76,000 had been paid related to the non-qualified plans.

U.K. Plan

Stepan UK Limited expects to contribute approximately $381,000 to its defined benefit pension plan in 2008. As of September 30, 2008, $280,000 had been contributed to the plan.

Defined Contribution Plans

Defined contribution plan expense for the Company’s retirement savings plans was $3,320,000 and $6,094,000, respectively, for the three and nine months ended September 30, 2008, compared to $1,125,000 and $3,183,000, respectively, for the three and nine months ended September 30, 2007. The large increases in quarter-to-quarter and year-to-year defined contribution pension expenses resulted from the acceleration of discretionary transition contributions. When the Company froze its U.S. salaried defined benefit pension plan in 2006, a funded defined contribution plan was established that provided for fixed Company contributions and additional discretionary transition contributions to employee retirement accounts. The additional discretionary transition contributions were instituted to partially compensate certain U.S. employees for the loss in benefits resulting from freezing the defined benefit plan. In September 2008, the Company’s Board of Directors approved an acceleration of a portion of the transition contributions. As a result, $1,927,000 of additional transition contribution expense was recorded in the third quarter ended September 30, 2008. The contributions to the employees’ retirement accounts were determined as of September 30, 2008, and were paid on October 7, 2008.

Expenses related to the Company’s profit sharing plan were $416,000 and $1,899,000, respectively, for the three and nine months ended September 30, 2008, compared to $75,000 and $743,000, respectively, for the three and nine months ended September 30, 2007.

11.	EARNINGS PER SHARE

Below is the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2008 and 2007.

(In thousands, except per share amounts)	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Computation of Basic Earnings per Share
Net income	$17,000	$3,086	$35,508	$13,510
Deduct dividends on preferred stock	(192)	(197)	(580)	(591)

Income applicable to common stock	$16,808	$2,889	$34,928	$12,919

Weighted-average number of common shares outstanding	9,628	9,325	9,521	9,306

Basic earnings per share	$1.75	$0.31	$3.67	$1.39

Computation of Diluted Earnings per Share
Net income	$17,000	$3,086	$35,508	$13,510

Weighted-average number of common shares outstanding	9,628	9,325	9,521	9,306

Add net shares issuable from assumed exercise of options (under treasury stock method) (1)	375	141	288	132

Add contingently issuable net shares related to performance stock awards (under treasury stock method)	54	—	18	—

Add weighted-average shares issuable from assumed conversion of convertible preferred stock	637	653	641	654

Shares applicable to diluted earnings	10,694	10,119	10,468	10,092

Diluted earnings per share	$1.59	$0.31	$3.39	$1.34

(1)

Options to purchase 247,768 and 248,701 shares of common stock were not included in the computations of earnings per share for the three and nine months ended September 30, 2007, because the options’ exercise prices were greater than the average market price for the common stock and their effect would have been antidilutive.

12.	COMPREHENSIVE INCOME

Comprehensive income includes net income and all other non-shareholder changes in equity that are not reported in net income. Below is the Company’s comprehensive income for the three and nine months ended September 30, 2008 and 2007.

(Dollars in thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Net income	$17,000	$3,086	$35,508	$13,510
Other comprehensive income:
Foreign currency translation gains (losses)	(11,350)	3,780	(8,321)	9,057
Unrealized gains on securities, net of tax (1)	—	349	—	714
Pension liability adjustments, net of tax	92	852	276	1,290
Derivative instruments revaluation, net of tax	(2)	—	—	—

Comprehensive income	$5,740	$8,067	$27,463	$24,571

(1)

With its January 1, 2008, adoption of SFAS No. 159, the Company elected fair value accounting treatment for its mutual fund investment assets. Therefore, beginning January 1, 2008, changes in the fair values of the Company’s mutual fund investment assets are included in net income.

13.	GOODWILL IMPAIRMENT CHARGE

The Company tests its goodwill balances for impairment in the second quarter of each calendar year. The 2007 test indicated that the goodwill related to its United Kingdom subsidiary (Stepan UK) was impaired. Stepan UK is a reporting unit of the Company’s surfactants reportable segment. The goodwill impairment reflected an estimated reduction in the fair value of Stepan UK’s business as a result of lower discounted cash flow forecasts for the business. Improvements in the reporting unit’s operating results had been lower than previous forecasts used to test for impairments. As a result of the impairment, the Company recorded a non-cash $3,467,000 charge against operating income for the three months ended June 30, 2007. The charge equaled the entire balance of Stepan UK’s goodwill. The fair value of Stepan UK was estimated using the present value of future cash flows. No impairment of goodwill related to other Company reporting units was indicated by the 2008 annual test.

14.	SEGMENT REPORTING

The Company has three reportable segments: surfactants, polymers and specialty products. Segment operating results for the three and nine months ended September 30, 2008 and 2007 are summarized below:

	Surfactants		Polymers		Specialty Products	Segment Totals
(Dollars in thousands)
For the three months ended September 30, 2008
Net sales	$318,388		$103,518		$11,041	$432,947
Operating income	12,986		14,231	(2)	1,392	28,609

For the three months ended September 30, 2007
Net sales	$243,196		$86,301		$8,901	$338,398
Operating income	6,371		6,104		2,433	14,908

For the nine months ended September 30, 2008
Net sales	$916,724		$287,442		$30,631	$1,234,797
Operating income	45,649		30,780	(2)	4,677	81,106

For the nine months ended September 30, 2007
Net sales	$722,437		$239,875		$25,246	$987,558
Operating income	21,495	(1)	22,725		5,663	49,883

(1)	Includes $4.3 million gain on sale of product line and $3.5 million goodwill impairment charge.
(2)	Includes $9.9 million gain on sale of product line.

Below are reconciliations of segment operating income to consolidated income before income taxes and minority interest:

(Dollars in thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Operating income segment totals	$28,609	$14,908	$81,106	$49,883
Unallocated corporate expenses	215 (1)	(6,705)	(17,817)	(20,629)
Interest expense, net	(2,447)	(2,395)	(7,367)	(7,218)
Loss from equity in joint venture	(1,368)	(66)	(2,245)	(202)
Other, net	(599)	(1,187)	(1,960)	(1,740)

Consolidated income before income taxes and minority interest	$24,410	$4,555	$51,717	$20,094

(1)	Includes $8.5 million gain on sale of land.

15.	DEBT

Debt comprises the following:

(Dollars in thousands)	Maturity Dates	September 30 2008	December 31 2007
Unsecured private placement notes
5.69%	2012-2018	$40,000	$40,000
6.86%	2009-2015	30,000	30,000
6.59%	2008-2012	13,636	13,637
7.77%	2008	—	2,727
Unsecured U.S. bank term loan	2009-2013	30,000	—
Unsecured U.S. bank debt	2011	10,300	11,100
Debt of foreign subsidiaries
Secured bank term loans, foreign currency	2008-2010	7,779	12,704
Other, foreign currency	2008-2015	17,901	17,795

Total Debt		149,616	127,963
Less current maturities		28,395	31,024

Long-term debt		$121,221	$96,939

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

16.	OTHER, NET

Other, net in the consolidated statements of income included the following:

(Dollars in thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Foreign exchange gain (loss)	$918	$(1,244)	$558	$(2,103)
Investment related income (loss)	(1,517)	57	(2,518)	363

Other, net	$(599)	$(1,187)	$(1,960)	$(1,740)

Investment related income for the three months ended September 30, 2008, included $1,560,000 of unrealized loss on mutual fund investment assets. For the nine months ended September 30, 2008, investment related loss included $2,740,000 of unrealized losses on mutual fund investment assets. See Note 2.

17.	JOINT VENTURE FORMATION

In September 2008, the Company entered into an agreement with Nalco Company (Nalco) to form a joint venture that will globally market custom engineered chemical solutions for increased production of crude oil and gas from existing fields. The joint venture, named TIORCO, LLC, will be equally owned and controlled by the Company and Nalco. Because the Company will exercise significant but non-controlling influence over TIORCO, LLC, the investment will be accounted for using the equity method. Each partner is to initially invest $250,000 in the venture. Other than the initial investment, which was accrued in the Other non-current assets line of the consolidated balance sheet and will be paid in the fourth quarter of 2008, no financial activity was recorded for the three and nine months ended September 30, 2008.

18.	RECENT ACCOUNTING PRONOUNCEMENTS

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

Overview

The Company produces and sells intermediate chemicals that are used in a wide variety of applications worldwide. The overall business comprises three reportable segments:

•

Surfactants – Surfactants, which accounted for 75 percent of consolidated net sales for the first three quarters of 2008, are principal ingredients in consumer and industrial cleaning products such as detergents for washing clothes, dishes, carpets, floors and walls, as well as shampoos, body washes, toothpastes and fabric softeners. Other applications include germicidal quaternary compounds, lubricating ingredients, emulsifiers (for spreading agricultural products), plastics and composites and biodiesel. Surfactants are manufactured at six North American sites (five in the U.S. and one in Canada), three European sites (United Kingdom, France and Germany) and three Latin American sites (Mexico, Brazil and Colombia). The Company also owns 50 percent of a surfactant joint venture in the Philippines, which is not included in consolidated results or in the surfactant segment results, as it is accounted for under the equity method. In September 2008, the Company entered into a joint venture agreement with Nalco Company. The joint venture, named TIORCO, LLC, was formed to market custom engineered chemical solutions for increased production of crude oil and gas from existing fields. The Company has a 50 percent ownership stake in TIORCO, LLC and will account for the venture under the equity method.

•

Polymers – Polymers, which accounted for 23 percent of consolidated net sales for the first three quarters of 2008, include three primary product lines: phthalic anhydride, polyols and polyurethane systems. Phthalic anhydride is used in polyester alkyd resins and plasticizers for applications in construction materials and components of automotive, boating and other consumer products. Polyols are used in the manufacture of laminate insulation board for the construction industry and are also sold to the appliance, flexible foam and coatings, adhesives, sealants and elastomers (C.A.S.E.) markets. Polyurethane systems products are used in specialty applications like aerospace and adhesives. In the U.S., polymer product lines are manufactured at its Millsdale, Illinois, site. Polyols are also manufactured at the Company’s Wesseling (Cologne), Germany facility, as well as at its joint venture in Nanjing, China (which is included in consolidated results). During the second quarter of 2008, the Company raised its ownership stake in the joint venture from 55 percent to 80 percent. The Company also has a polymer sales office in Brazil that does not include manufacturing facilities.

•

Specialty Products – Specialty products, which accounted for 2 percent of consolidated net sales for the first three quarters of 2008, include flavors, emulsifiers and solubilizers used in the food and pharmaceutical industries. Specialty products are manufactured primarily at the Company’s Maywood, New Jersey, site.

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

The effects on pretax income of all deferred compensation related activities for the three and nine month periods ended September 30, 2008 and 2007 are displayed below:

	(Income) / Expense
	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Deferred Compensation (Administrative Expense)	$1.2	$0.9	$4.4	$1.5

Investment Income (Other, net)	—	(0.1)	(0.2)	(0.4)

Unrealized (Gain) / Loss on Investments (Other, net)	1.6	—	2.7	—

Net Pretax Income Effect	$2.8	$0.8	$6.9	$1.1

Three transactions having significant effects on the Company’s results of operations occurred in the third quarter of 2008. The following are descriptions of those transactions:

Sale of Commodity Polyurethane Systems Product Lines

On July 31, 2008, the Company sold select polyurethane system product lines, which were a part of the polymer segment, to Bayer MaterialScience LLC (Bayer). No manufacturing assets were included in the sale and no employees were terminated. The sold product lines were insulation materials used in appliances, water heaters, doors, roofs, picnic coolers and other similar applications, and represented approximately $16.0 million in Company annual net sales. The products, which are manufactured at the Company’s Millsdale, Illinois, facility, will continue to be produced for Bayer during a transition period of up to two years. The sale was for $9.9 million of cash, which the Company reported as a pretax gain in the third quarter ended September 30, 2008. The Company will continue to produce and sell polyurethane systems for specialty applications. Freed-up capacity will be used to manufacture other C.A.S.E. and flexible foam polymers and surfactant products.

Sale of Land

In September 2008, the Company sold 88 acres of land at its Millsdale manufacturing facility in Elwood, Illinois, to an industrial park developer for $8.6 million. The land had a cost basis of $0.1 million, so the Company recorded a pretax gain of $8.5 million in the third quarter ended September 30, 2008. The gain was not attributed to any reportable segment. For income tax purposes, the land disposition along with the acquisition of an office building near the Company’s corporate headquarters were structured as a tax-deferred like-kind exchange, pursuant to Section 1031 of the IRC. The office building, purchased for $6.4 million, will house employees currently located in a leased facility that is nearing the end of its lease term. See Note 5 in the Notes to Condensed Consolidated Financial Statements for additional information.

Transition Defined Contribution Pension Expense

In 2006, the Company froze its U.S. salaried defined benefit pension plan. At that time, a funded defined contribution plan was established that provided for fixed Company contributions and additional discretionary transition contributions to employee retirement accounts. The additional discretionary transition contributions were instituted to partially compensate certain U.S. employees for the loss in benefits resulting from freezing the defined benefit plan. In September 2008, the Company’s Board of Directors approved an acceleration of a portion of the discretionary transition contributions. As a result, $1.9 million of additional transition contribution expense was recorded in the third quarter ended September 30, 2008. The additional expense was allocated to cost of sales and operating expenses. The contributions to the employees’ retirement accounts were determined as of September 30, 2008, and were paid on October 7, 2008.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2008 and 2007

Summary

Net income for the third quarter of 2008 increased to $17.0 million, or $1.59 per diluted share, compared to $3.1 million, or $0.31 per diluted share, for the third quarter of 2007. Below is a summary discussion of the major factors leading to the quarter-to-quarter changes in net sales, profits and expenses. A detailed discussion of segment operating performance for the third quarter of 2008 follows the summary.

Consolidated net sales increased $94.5 million, or 28 percent, from quarter to quarter. All reportable segments reported net sales increases. Higher average selling prices, a three percent increase in sales volume and the favorable effects of foreign currency translation accounted for approximately $78.3 million, $9.6 million and $6.6 million, respectively, of the net sales increase. Higher average selling prices reflected the Company’s continued efforts to pass on the cost of rising material costs to customers. Sales volume was higher for all three segments. The foreign currency translation effect resulted from the quarter-over-quarter weakening of the U.S. dollar against nearly all local currencies of the countries where the Company has operations.

Operating income for the third quarter of 2008 was $20.6 million higher than operating income for the same quarter of 2007. Gross profit was up $7.9 million, or 23 percent, from quarter to quarter. The profit improvement was driven by the surfactants segment, which reported 2008 third quarter gross profit that exceeded 2007 third quarter gross profit by $10.1 million, or 46 percent. The surfactant growth reflected favorable sales mix and selling price increases, which began to recoup some of the profit margin lost in prior years to escalating raw material costs. Gross profit for the polymer and specialty products segments declined from quarter to quarter. Current year consolidated gross profit included approximately $1.0 million of the pension transition expense. Prior year gross profit included $1.3 million of non-recurring curtailment expense related to the freezing of the Millsdale hourly portion of the Millsdale/Anaheim hourly defined benefit pension plan.

Operating expenses declined $12.7 million, or 48 percent, between quarters. The $9.9 million gain on sale of the commodity polyurethane systems product lines and the $8.5 million gain on sale of Millsdale land were included in operating expenses. Excluding the gains on sales, operating expenses increased $5.7 million, or 21 percent. The primary items accounting for the operating expense increase were incentive-based compensation ($1.7 million), pension transition expense ($0.9 million), bad debt expense ($0.7 million), outside services and consulting expenses ($0.6 million), salary expense ($0.6 million) and deferred compensation expense ($0.4 million). The effects of foreign currency translation added $0.5 million to the increase.

Losses from the Company’s Philippine joint venture increased $1.3 million from quarter to quarter. Much of the decline resulted from the effects of the Company reserving for royalty receivables due from the joint venture. Based on a review of updated cash flow forecasts, Company management concluded that the collection of the receivables due from Stepan Philippines was unlikely. The joint venture profitability has been recovering, but cash flow remains tight due to losses over recent years combined with higher working capital requirements brought on by rapidly escalating raw material costs.

Other, net, which includes foreign exchange gains and losses and investment related income and expense, was $0.6 million of expense in the third quarter of 2008 compared to $1.2 million of expense for the third quarter of 2007. A $2.2 million favorable swing in foreign exchange gains and losses, partially offset by $1.6 million in unrealized losses (recorded pursuant to SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities adopted by the Company on January 1, 2008) on the mutual fund investments held for the Company’s deferred compensation plans, accounted for the $0.6 million decline in other, net expense. Much of the favorable swing in foreign exchange gains and losses was attributable to the impact that the recent strengthening of the US dollar against the Canadian dollar had on a US dollar-denominated receivable carried on Stepan Canada’s books.

The effective tax rate was 30.2 percent for the third quarter ended September 30, 2008, compared to 32.0 percent for the third quarter ended September 30, 2007. The decrease in the effective tax rate was primarily due to the favorable impact of increased foreign generated income taxable at lower rates than in the U.S.

Segment Results

(Dollars in thousands)	Surfactants	Polymers	Specialty Products	Segment Results	Corporate	Total
For the three months ended September 30, 2008
Net sales	$318,388	$103,518	$11,041	$432,947	—	$432,947
Operating income	12,986	14,231	1,392	28,609	215	28,824

For the three months ended September 30, 2007
Net sales	$243,196	$86,301	$8,901	$338,398	—	$338,398
Operating income	6,371	6,104	2,433	14,908	(6,705)	8,203

Surfactants

Surfactants net sales for the third quarter of 2008 increased $75.2 million, or 31 percent, over net sales for the same quarter of 2007. Higher average selling prices, a two percent increase in sales volume and the favorable effects of foreign currency translations accounted for approximately $65.8 million, $5.4 million and $4.0 million, respectively, of the quarter-to-quarter change. All regions contributed to the net sales improvement. A quarter-to-quarter comparison of net sales by region follows:

(Dollars in thousands)	For the Three Months Ended		Increase / (Decrease)	Percent Change
	September 30, 2008	September 30, 2007
North America	$213,986	$160,500	$53,486	+33
Europe	71,721	57,334	14,387	+25
Latin America	32,681	25,362	7,319	+29

Total Surfactants Segment	$318,388	$243,196	$75,192	+31

The 33 percent increase in net sales for North American operations resulted from a 29 percent increase in average selling prices and a three percent increase in sales volume. Higher selling prices accounted for approximately $48.4 million of the net sales growth and sales volume contributed about $5.1 million. Price increases implemented to pass on rising material costs to customers accounted for much of the increase in the average selling price. A more favorable customer and product mix also contributed. Strong demand for the Company’s commodity laundry and cleaning products, particularly fabric softeners, drove most of the increase in sales volume. Lower biodiesel sales volume partially offset the higher laundry and cleaning product sales volume.

The 25 percent increase in net sales for European operations was entirely due to a 24 percent improvement in average selling prices and the favorable effect of foreign currency translation, which accounted for $13.8 million and $1.3 million, respectively, of the increase. Selling price increases, necessitated by rising raw material costs, and a more favorable customer and product mix of sales caused the improvement in average selling prices. Sales volume for the third quarter of 2008 was one percent lower than sales volume for the same quarter of 2007, which reduced the net sales gain by $0.7 million.

Net sales for Latin American operations increased 29 percent due to a 16 percent improvement in average selling prices, the favorable effect of foreign currency translation and a two percent gain in sales volume, which contributed $4.1 million, $2.6 million and $0.6 million, respectively, to the increase. The improved average selling prices resulted primarily from the pass through of higher raw material costs. Additional business for the Company’s Brazil subsidiary, primarily agricultural chemicals, and spot business for the Colombia subsidiary drove the sales volume gain. A drop in fabric softener sales for the Company’s Mexico subsidiary partially offset the foregoing gains.

Surfactants operating income for the third quarter of 2008 was up $6.6 million, or 104 percent, over operating income for the same period of 2007. Gross profit increased $10.1 million, or 46 percent. All three regions posted higher quarter-to-quarter gross profit. Operating expenses increased $3.5 million, or 23 percent. Quarter-to-quarter comparisons of gross profit by region and total segment operating expenses and operating income follow:

(Dollars in thousands)	For the Three Months Ended		Increase / (Decrease)	Percent Change
	September 30, 2008	September 30, 2007
North America	$23,113	$16,547	$6,566	+40
Europe	4,201	3,357	844	+25
Latin America	4,881	2,142	2,739	+128

Total Surfactants Segment	$32,195	$22,046	$10,149	+46
Operating Expenses	19,209	15,675	3,534	+23

Operating Income	$12,986	$6,371	$6,615	+104

The 40 percent increase in gross profit for North American operations was attributable to the previously noted selling price increases that resulted in recovering margin lost in prior periods due to escalating raw material costs, particularly for fabric softeners. The three percent sales volume improvement and a more favorable customer and product mix of sales also contributed. In addition to the foregoing, current year gross profit included $0.8 million of pension transition expense and prior year gross profit included about $1.0 million of pension plan curtailment expense (related to the freezing of the Millsdale hourly defined benefit pension plan).

Gross profit for European operations increased 25 percent between quarters due to higher average selling prices that more than offset the effect of a one percent drop in sales volume. Third quarter 2008 selling prices averaged 24 percent higher than third quarter 2007 selling prices due to price increases implemented to regain some of the profit margin lost in previous years to rising raw material costs. A more favorable mix of sales contributed to the improved gross profit.

Gross profit for Latin American operations improved 128 percent due to improvement at all three Latin American subsidiaries. Despite lower sales volume, Stepan Mexico’s gross profit increased due to higher selling prices and to a reduction of outsourcing expenses. In 2007, the Mexico subsidiary purchased some product for resale while working through the start-up of its new fabric softener facility. Stepan Colombia’s gross profit improved due to a combination of higher selling prices, higher sales volume and lower raw material costs. The lower material costs reflected the effects of building up the inventory quantity of strategic raw material prior to a price increase. The raw material advantage is not expected to continue. Additional agricultural chemicals business drove the improvement in Stepan Brazil’s profits. The favorable effects of foreign currency translation added approximately $0.5 million to the quarter-to-quarter gross profit growth.

Operating expenses for the surfactants segment increased $3.5 million, or 23 percent, from quarter to quarter. Excluding the effects of foreign currency translation, operating expenses increased $3.1 million, or 20 percent. North American operations accounted for $2.2 million of the expense increase, as research and development expenses and marketing expenses rose $1.3 million and $0.9 million, respectively. Most of the increases for both research and development and marketing resulted from higher salary expense, incentive-based compensation and pension transition expense. A large part of the remaining operating expense increase was attributable to additional bad debt expense for European operations ($0.5 million).

Polymers

Third quarter 2008 net sales for the polymers segment increased $17.2 million, or 20 percent, over net sales for the third quarter of 2007. Higher selling prices, a five percent increase in sales volume and the favorable effects of foreign currency translation accounted for approximately $9.9 million, $4.7 million and $2.6 million of the net sales improvement, respectively. A quarter-to-quarter comparison of net sales by region is displayed below:

(Dollars in thousands)	For the Three Months Ended		Increase / (Decrease)	Percent Change
	September 30, 2008	September 30, 2007
North America	$74,350	$64,745	$9,605	+15
Europe	25,318	18,903	6,415	+34
Asia and Other	3,850	2,653	1,197	+45

Total Polymers Segment	$103,518	$86,301	$17,217	+20

The 15 percent increase in net sales for North American operations resulted from a 13 percent increase in average selling prices and a two percent increase in sales volume. Price increases to pass on higher raw material costs accounted for the rise in average selling prices. A 12 percent increase in sales volume for polyols, partially offset by a 12 percent decline in sales volume for phthalic anhydride and an 11 percent decline in sales volume for polyurethane systems, accounted for the two percent increase in sales volume for North American operations. Strong demand from existing customers led to the sales volume increase for polyols. Softness in the unsaturated polyester resins market, which provides plastics and composite materials for the automotive, recreation vehicles and boating industries, drove most of the drop in phthalic anhydride sales volume. The lower polyurethane systems sales reflected the July sale of the Company’s commodity systems product lines.

The 34 percent increase in net sales for European operations resulted from a 16 percent increase in polyol sales volume, a favorable foreign currency translation effect and a five percent increase in average selling prices. Higher sales volume accounted for $3.1 million of the quarter-to-quarter net sales increase, and foreign currency translation and selling price increases accounted for $2.2 million and $1.1 million, respectively, of the increase. The higher sales volume reflected a strong European insulation market. Higher energy costs and insulation standards continue to drive an increase in insulation demand. The rise in average selling prices resulted from the pass through of higher raw material costs.

The increase in net sales for Asia and Other regions was due primarily to a 26 percent increase in sales volume and the favorable effects of foreign currency translation, which contributed $0.7 million and $0.4 million, respectively, to the increase.

Third quarter 2008 operating income for the polymers segment improved $8.1 million, or 133 percent, from operating income for the same period of 2007. Operating income included the $9.9 million gain on the July sale of the commodity polyurethane systems product lines. Excluding the gain on sale, operating income fell $1.8 million, or 30 percent, from quarter to quarter. Gross profit declined $1.1 million, or 11 percent, and operating expenses (excluding the gain on sale) increased $0.7 million, or 19 percent. Below are quarter-to-quarter comparisons of gross profit by region and total segment operating expenses and operating income:

(Dollars in thousands)	For the Three Months Ended		Increase / (Decrease)	Percent Change
	September 30, 2008	September 30, 2007
North America	$5,521	$6,659	$(1,138)	-17
Europe	2,961	3,026	(65)	-2
Asia and Other	387	244	143	+59

Total Polymers Segment	$8,869	$9,929	$(1,060)	-11
Operating Expenses (1)	(5,362)	3,825	(9,187)	NM

Operating Income	$14,231	$6,104	$8,127	+133

(1)	2008 includes the $9.9 million gain on the sale of the commodity polyurethane systems product lines

The 17 percent decline in gross profit for North American operations was principally attributable to the escalation of raw material costs that more than offset the effect of the two percent improvement in sales volume. Average raw material costs for all product lines were up approximately 16 percent from quarter to quarter. The Company will continue its efforts to pass through raw material cost increases to stop margin deterioration and regain profit margin. An October 1 price increase was announced.

Gross profit for European operations dropped 2 percent form quarter to quarter due to higher raw material costs and outsourcing costs that more than offset the impact of the 16 percent increase in sales volume. Sales requirements exceed local production capacity, which resulted in the need to outsource product from other Company locations. Excluding the favorable effects of foreign currency translation, gross profit fell $0.4 million, or 12 percent. Demand is expected to remain strong in Europe.

The increase in gross profit for Asia and Other regions was largely due to higher sales volume from its China location.

Excluding the $9.9 million gain on sale of the commodity polyurethane systems product lines, polymer operating expenses were up $0.7 million, or 19 percent, from quarter to quarter. North American operations’ marketing and research and development expenses accounted for $0.3 million and $0.2 million, respectively, of the increase. Higher salaries, incentive-based compensation and transition defined contribution expense accounted for most of the quarter-to-quarter growth in both the marketing and research and development areas. The effect of foreign currency translation contributed about $0.1 million to the total polymer segment operating expense increase.

Specialty Products

Third quarter 2008 net sales were $2.1 million, or 24 percent, higher than third quarter 2007 net sales. Higher average selling prices and sales volume for the segment’s food ingredient products led to the net sales increase. The higher average selling prices reflected the pass through of higher raw material costs. Despite the increase in net sales, operating income declined $1.0 million from quarter to quarter due primarily to lower sales of the segment’s higher valued pharmaceutical products and to higher production and operating expenses.

Corporate Expenses

Corporate expenses, which comprise corporate operating expenses (including legal and environmental expenses) that are not allocated to the reportable segments, declined $6.9 million to $0.2 million of income for the third quarter of 2008 from $6.7 million of expense for the third quarter of 2007. The following table depicts the major items that accounted for the quarter-to-quarter corporate expense decrease:

(Dollars in millions)	Increase (Decrease)
Gain on Land Sale	$(8.5	) (a)
Incentive-based Compensation	0.4	(b)
Deferred Compensation	0.4	(c)
Pension Transition Expense	0.3	(d)
Other	0.5

Total	$(6.9)

(a)	Reflects the gain on the sale of 88 acres of the Millsdale manufacturing facility’s land (the gain was not attributed to a reportable segment and, therefore, was included in corporate expenses).
(b)	Includes stock-based compensation, incentive bonuses and profit sharing.
(c)	Due primarily to an increase in the price of the Company’s common stock to which a large portion of the Company’s deferred compensation liability is tied. The stock price increased $8.95 per share from June 30, 2008, to September 30, 2008, compared to $0.63 per share for the same period of 2007. Declines in the market values of the deferred compensation mutual fund investments partially offset the effect of the price increase of Company common stock.
(d)	Reflects the acceleration of the defined contribution pension transition benefit.

Nine Months Ended September 30, 2008 and 2007

Summary

Net income for the first three quarters of 2008 improved 163 percent to $35.5 million, or $3.39 per diluted share, compared to $13.5 million, or $1.34 per diluted share, for the first three quarters of 2007. Below is a summary discussion of the major factors leading to the year-to-year changes in net sales, profits and expenses. A detailed discussion of segment operating performance for the first three quarters of 2008 follows the summary.

Consolidated net sales increased $247.2 million, or 25 percent, between years. All reportable segments reported net sales increases. Higher average selling prices and the favorable effects of foreign currency translation accounted for approximately $214.5 million and $32.7 million, respectively, of the net sales increase. The increase in average selling prices resulted from the pass through of rising material costs to customers. Sales volume was essentially unchanged between years. A decline in surfactants sales volume was offset by increases in sales volume for polymers and specialty products. The foreign currency translation effect resulted from a U.S. dollar that weakened against all local currencies of the countries where the Company has operations, except the United Kingdom.

Operating income for the first three quarters of 2008 exceeded operating income for the first three quarters of 2007 by $34.0 million, or 116 percent. Gross profit was up $30.7 million, or 28 percent, from year to year. The surfactants segment accounted for nearly all the year-to-year growth in gross profit. A favorable customer and product mix coupled with selling price increases that continued to recover margin lost in prior periods due to rising raw material costs drove the surfactants result. Gross profit for the polymer segment was up slightly but the increase was offset by a decline in gross profit for the specialty products segment.

Operating expenses declined $3.3 million, or four percent, between years. The current year operating expenses included the $9.9 million gain on sale of the commodity polyurethane systems product lines and the $8.5 million gain on sale of Millsdale land. The prior year operating expenses included a $4.3 million benefit from the gain on the sale of the Company’s specialty esters product line, partially offset by a $3.5 million impairment charge of Stepan UK goodwill. Excluding the gains on sales and the impairment charge, operating expenses increased $14.3 million, or 18 percent, between periods. Incentive-based compensation expense, deferred compensation expense, salary expense and transition deferred contribution expense accounted for $4.0 million, $2.9 million, $1.6 million and $0.9 million, respectively, of the year-to-year increase. The effects of foreign currency translation added $2.1 million to the operating expense increase. Smaller increases for bad debt ($0.6 million) and consulting and outside services ($0.6 million) also contributed.

Losses from the Company’s Philippine joint venture increased $2.0 million between years resulting primarily from the effects of the Company reserving for royalty receivables due from the joint venture, the collection of which was determined to be unlikely. Lower sales volume and unplanned production outages also contributed to the increased loss.

Other, net expense increased $0.2 million from year to year. A $2.9 million drop in investment related income partially offset by a $2.7 million favorable swing in foreign exchange gains and losses, accounted for the year-to-year expense change. Unrealized losses of $2.7 million on the mutual fund investments held for the Company’s deferred compensation plans caused the decline in investment related income. Much of the favorable swing in foreign exchange gains and losses was attributable to the impact that the recent strengthening of the US dollar against the Canadian dollar had on a US dollar-denominated receivable carried on Stepan Canada’s books.

The effective tax rate was 31.3 percent for the nine months ended September 30, 2008, compared to 33.1 percent for the nine months ended September 30, 2007. The decrease in the effective tax rate was primarily due to the 2007 recording of UK goodwill impairment for which no tax benefit was realized and the favorable impact of increased foreign generated income taxable at lower rates than in the U.S. This was partially offset by the 2007 utilization of net operating loss carry-forward in Germany for which valuation allowances had previously been recorded as well as reduced tax credits recognized in 2008.

Segment Results

(Dollars in thousands)	Surfactants	Polymers	Specialty Products	Segment Results	Corporate	Total
For the nine months ended September 30, 2008
Net sales	$916,724	$287,442	$30,631	$1,234,797	—	$1,234,797
Operating income	45,649	30,780	4,677	81,106	(17,817)	63,289

For the nine months ended September 30, 2007
Net sales	$722,437	$239,875	$25,246	$987,558	—	$987,558
Operating income	21,495	22,725	5,663	49,883	(20,629)	29,254

Surfactants

Surfactants net sales for the nine months ended September 30, 2008, increased $194.3 million, or 27 percent, over net sales for the same period of 2007. Higher average selling prices and the favorable effects of foreign currency translations accounted for approximately $177.2 million and $22.9 million, respectively, of the year-to-year change. Sales volume dropped one percent between years, which reduced the growth in net sales by about $5.8 million. A year-to-year comparison of net sales by region follows:

(Dollars in thousands)	For the Nine Months Ended		Increase / (Decrease)	Percent Change
	September 30, 2008	September 30, 2007
North America	$615,006	$484,902	$130,104	+27
Europe	210,860	166,730	44,130	+26
Latin America	90,858	70,805	20,053	+28

Total Surfactants Segment	$916,724	$722,437	$194,287	+27

Net sales for North American operations increased 27 percent between years due to a 27 percent increase in average selling prices and the favorable effects of foreign currency translation, partially offset by a one percent decline in sales volume. Higher selling prices and the effects of foreign currency translation accounted for approximately $131.5 million and $3.3 million, respectively, of the net sales growth. Lower sales volume reduced the net sales growth by $4.7 million. The increase in average selling prices reflected numerous price increases implemented to pass on rising material costs to customers. Sales volumes for most major products, except commodity laundry and cleaning products, were down from year-to-year. Sales volumes for laundry and cleaning products increased 11 percent due to higher sales volume of fabric softener and new business.

The 26 percent increase in net sales for European operations was attributable to a 22 percent increase in average selling prices and the favorable effect of foreign currency translation, which accounted for $35.5 million and $12.1 million, respectively, of the increase. Sales volume declined two percent between years, reducing the year-to-year growth of net sales by $3.5 million. Selling price increases, implemented to pass through rising raw material costs, and a more favorable customer and product mix of sales caused the increase in average selling prices. The foreign currency translation effect resulted primarily from the strengthening of the European euro against the U.S. dollar.

Net sales for Latin American operations increased 28 percent from year to year. A 15 percent improvement in average selling prices, the favorable effects of foreign currency translation and a three percent rise in sales volume accounted for about $10.7 million, $7.6 million, and $1.8 million, respectively, of the net sales increase. The improved average selling prices resulted primarily from the pass through of higher raw material costs. Additional business for the Company’s Brazil subsidiary, partially offset by lower fabric softener sales volume for the Company’s Mexico subsidiary, drove the sales volume gain.

Surfactants operating income for the first three quarters of 2008 was up $24.2 million, or 112 percent, over operating income for the first three quarters of 2007. 2007 operating income included a $4.3 million gain on the sale of the Company’s specialty esters product line and a $3.5 million charge for the impairment of Stepan UK’s goodwill. Gross profit increased $31.3 million, or 46 percent. All three regions posted higher year-to-year gross profit. Operating expenses increased $7.2 million, or 16 percent. Year-to-year comparisons of gross profit by region and total segment operating expenses and operating income follow:

(Dollars in thousands)	For the Nine Months Ended		Increase / (Decrease)	Percent Change
	September 30, 2008	September 30, 2007
North America	$71,057	$50,854	$20,203	+40
Europe	14,706	11,063	3,643	+33
Latin America	13,232	5,752	7,480	+130

Total Surfactants Segment	$98,995	$67,669	$31,326	+46

Operating Expenses	53,346	46,174	7,172	+16

Operating Income	$45,649	$21,495	$24,154	+112

Gross profit for North American operations grew 40 percent between years due largely to higher selling prices resulting from efforts to recover margin lost in prior years to rising raw material costs. A more favorable customer and product mix also contributed to the gross profit improvement. The regaining of profit margin and the improved sales mix more than offset the effect of the one percent decline in sales volume. The effect of foreign currency translation added $0.6 million to the improvement in gross profit.

The 33 percent increase in gross profit for European operations resulted from higher average selling prices and a $1.2 million favorable impact of foreign currency translation that more than offset the effect of a two percent decline in sales volume. Selling price increases have been implemented to recoup some of the profit margin lost in previous years to persistent rising raw material costs. A more favorable mix of sales contributed to the improved gross profit.

Latin American operations’ gross profit increased 130 percent due to gains at all three Latin American subsidiaries. Despite lower sales volume, Stepan Mexico’s gross profit grew due to increased selling prices and reduced outsourcing expenses. In the prior year, Stepan Mexico purchased finished goods for resale while an expansion of its manufacturing facility and product approvals were being completed. Stepan Colombia’s gross profit improved due to selling price increases coupled with the favorable inventory pricing noted in the quarter-to-quarter discussion. Stepan Brazil’s profits grew as a result of additional agricultural chemicals business. The favorable effects of foreign currency translation added approximately $1.3 million to the region’s total year-to-year gross profit growth.

Operating expenses for the surfactants segment were up $7.2 million, or 16 percent, from year to year. Excluding the effects of foreign currency translation, the 2007 product line sale and the 2007 Stepan UK impairment charge, operating expenses increased $4.7 million, or 10 percent. Research and development and marketing expenses for North American operations accounted for approximately $2.3 million and $1.9 million, respectively, of the total operating expense increase. Higher incentive-based compensation, pension transition expense and salaries expense accounted for most of the North American research and development and marketing expense increases. An increase in bad debt expense also contributed to the marketing expense result. Higher marketing expenses for Latin American operations accounted for most of the remaining surfactant segment operating expense increase.

Polymers

Polymer net sales for the first three quarters of 2008 increased $47.6 million, or 20 percent, over net sales for the same period of 2007. Higher selling prices, a four percent increase in sales volume and the favorable effects of foreign currency translation and accounted for approximately $27.6 million, $10.2 million and $9.8 million of the net sales improvement, respectively. A year-to-year comparison of net sales by region is displayed below:

(Dollars in thousands)	For the Nine Months Ended		Increase / (Decrease)	Percent Change
	September 30, 2008	September 30, 2007
North America	$201,372	$181,728	$19,644	+11
Europe	76,719	50,418	26,301	+52
Asia and Other	9,351	7,729	1,622	+21

Total Polymers Segment	$287,442	$239,875	$47,567	+20

Net sales for North American operations increased 11 percent as a result of a 12 percent increase in average selling prices partially offset by a one percent decline in sales volume. The higher average selling prices resulted from the pass through of rising raw material costs. Sales volume for phthalic anhydride dropped 15 percent from year to year due primarily to ongoing sluggishness in the unsaturated polyester resins market, which sells products to the automotive, recreational vehicles and boating industries. The decline in phthalic anhydride sales volume was partially offset by an 11 percent increase in polyol sales volume. Demand from existing roofing insulation manufacturing customers remains strong.

The 52 percent increase in net sales for European operations was driven by a 27 percent increase in polyol sales volume, a six percent increase in average selling prices and favorable foreign currency translation, which accounted for $13.6 million, $8.8 million and $3.9 million, respectively, of the year-to-year net sales increase. A strong European insulation market, aided by higher energy costs and new insulation standards, drove the higher sales volume. The rise in average selling prices resulted from the pass through of higher raw material costs.

Net sales for Asia and Other regions improved 21 percent due to the favorable effects of foreign currency translation ($1.0 million), a six percent increase in sales volume ($0.4 million) and a three percent increase in average selling prices ($0.2 million).

Polymer operating income for the first three quarters of 2008 increased $8.1 million, or 35 percent, from operating income for the first three quarters of 2007. Operating income included the $9.9 million gain on the July sale of the commodity polyurethane systems product lines. Excluding the gain on sale, operating income fell $1.8 million, or eight percent, between years. Gross profit increased $0.5 million, or two percent. Excluding the gain on sale, operating expenses increased $2.4 million, or 21 percent, between years. Below are year-to-year comparisons of gross profit by region and total segment operating expenses and operating income:

(Dollars in thousands)	For the Nine Months Ended		Increase / (Decrease)	Percent Change
	September 30, 2008	September 30, 2007
North America	$21,710	$24,634	$(2,924)	-12
Europe	12,137	9,008	3,129	+35
Asia and Other	705	389	316	+81

Total Polymers Segment	$34,552	$34,031	$521	+2

Operating Expenses (1)	3,772	11,306	(7,534)	-67

Operating Income	$30,780	$22,725	$8,055	+35

(1)	2008 includes the $9.9 million gain on the sale of the commodity polyurethane systems product lines

The 12 percent decline in gross profit for North American operations was attributable to higher raw material costs and a one percent decline in sales volume. Average raw material costs for all product lines were up approximately 14 percent from year to year. Continued volatility is expected for raw material costs. The Company will continue its efforts to raise selling prices to pass through material cost increases.

Gross profit for European operations increased 35 percent due to the 27 percent increase in sales volume and a $1.5 million favorable effect of foreign currency translation. Higher raw material costs negatively impacted the gross profit result. While the region has been successful in passing on material price increases to customers, continued cost hikes may lead to margin loss. Demand for the Company’s polyol products is expected to remain strong in Europe.

The improvement in gross profit for Asia and Other regions resulted primarily from higher sales prices and sales volume.

Excluding the gain on the sale of the commodity polyurethane systems product lines, polymer operating expenses increased $2.4 million, or 21 percent, between years. North American operations marketing and research and development expenses accounted for $0.8 million and $0.7 million, respectively, of the increase. Higher incentive-based pay, pension transition expense and salary expenses accounted for the majority of the increase in both the marketing and research and development expenses. European operations contributed $0.6 million of the polymer segment operating expense increase. Higher agents’ commissions, bonus expense and bad debt expense accounted for most of the increase in Europe’s operating expenses. The effect of foreign currency translation contributed about $0.4 million to the total increase in polymer segment operating expenses.

Specialty Products

Net sales for the first three quarters of 2008 were $5.4 million, or 21 percent, higher than net sales for the first three quarters of 2007. Increased sales volume and average selling prices for the segment’s food ingredient products led to the net sales increase. Despite the increase in net sales, operating income declined $1.0 million, or 17 percent, from year to year as the effect of higher sales volume and prices for food ingredients was more than offset by a decline in sales of the segment’s high margin pharmaceutical products.

Corporate Expenses

Corporate expenses, which comprise corporate operating expenses that are not allocated to the reportable segments, declined $2.8 million, or 14 percent, to $17.8 million for the first three quarters of 2008 from $20.6 million for the same period of 2007. The following table depicts the major items that accounted for the year-to-year corporate expense decrease:

(Dollars in millions)	Increase (Decrease)
Gain on Land Sale	$(8.5	) (a)
Deferred Compensation	2.9	(b)
Incentive-based Compensation	1.2	(c)
Salaried Payroll	0.4
Pension Transition Expense	0.3	(d)
Other	0.9

Total	$(2.8)

(a)	Reflects the gain on the sale of 88 acres of the Millsdale manufacturing facility’s land (the gain was not attributed to a reportable segment and, therefore, was included in corporate expenses).
(b)	Due primarily to an increase in the price of the Company’s common stock to which a large portion of the Company’s deferred compensation liability is tied. The stock price increased $22.04 per share from December 31, 2007, to September 30, 2008, compared to a $0.76 per share decline for the same period of 2007. The values of the Company’s mutual fund assets held for the deferred compensation plans declined in the first three quarters of 2008 compared to gains in 2007, which partially offset the effect of the increase in the Company’s common stock price.
(c)	Includes stock-based compensation, bonuses and profit sharing.
(d)	Primarily due to the acceleration of the defined contribution transition benefit.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operating activities amounted to a cash source of $3.3 million for the nine months ended September 30, 2008, compared to a cash source of $23.2 million for the comparable prior year period, due to continuing higher working capital requirements for the current year period. Working capital requirements totaled $55.3 million for the first three quarters of 2008, versus $11.1 million for the comparable period in 2007. Accounts receivable and inventories, driven by increased current year raw material costs, were mainly responsible for higher current year working capital growth. Accounts payable and accrued liabilities have shown similarly higher growth also due to higher raw material costs.

Investing activities consumed $27.2 million for the first nine months of 2008, compared to $23.5 million for the same period in 2007. Capital expenditures totaled $35.6 million for the year-to-date versus $29.3 million for the comparable prior year period. In the third quarter of 2008, the Company completed the sale of its urethane systems commodity product lines for $9.9 million and sold 88 acres of farmland at its Millsdale (Joliet, IL) plant for $8.6 million. During the current year quarter, the Company also purchased an office building near its Northfield, IL headquarters for $6.4 million to replace a rented facility that is nearing the end of its lease term. The land sale and building acquisition were completed in an IRC 1031 tax deferred, like-kind exchange. To accomplish the tax deferred exchange, the Company directed that the proceeds from the Millsdale land sale be deposited with and held by a qualified intermediary until consummation of the exchange. As a result, the proceeds from the land sale are treated as restricted cash. For 2008, the Company estimates that full year capital spending will total approximately $50.0 to $55.0 million, including the new office building.

Consolidated debt, excluding capital leases, increased by $21.7 million since December 31, 2007, from $128.0 million to $149.6 million, compared to an increase of $7.9 million for the first nine months of 2007. As of September 30, 2008, the ratio of total debt to total debt plus shareholders’ equity was 38.3 percent, compared to 38.3 percent at December 31, 2007 and 40.8 percent at September 30, 2007.

As of September 30, 2008, Company debt included $83.6 million of unsecured promissory notes with maturities extending through 2018. These notes are the Company’s primary source of long-term debt financing, and are supplemented by bank credit facilities to meet short and medium term needs.

On June 26, 2008, the Company completed a $30.0 million unsecured term loan with three U.S. banks for working capital and other corporate purposes. The new term loan has a final maturity of five years and requires the maintenance of certain financial ratios and covenants that are similar to those contained in the existing $60 million committed bank credit agreement, which is discussed below.

The Company maintains contractual relationships with its U.S. banks that provide for unsecured, revolving credit of up to $60.0 million, which may be drawn upon as needed for general corporate purposes through April 20, 2011 under a revolving credit agreement. At September 30, 2008, borrowings under committed U.S. credit lines totaled $10.3 million. The Company also meets short-term liquidity requirements through uncommitted U.S. bank lines of credit.

Certain foreign subsidiaries of the Company maintain bank term loans and short-term bank lines of credit in their respective local currencies to meet working capital requirements as well as to fund capital expenditure programs and acquisitions. As of September 30, 2008, the Company’s European subsidiaries had term loans totaling $6.0 million including current maturities. The European subsidiaries also had short-term bank debt totaling $12.3 million with unborrowed capacity of approximately $12.9 million at that date. The Company’s Mexican and Brazilian subsidiaries had debt totaling $3.4 million and $1.7 million, respectively. The Company’s Chinese joint venture had $2.2 million of bank debt as of September 30, 2008, for which Stepan Company has issued guaranties for the Company’s proportionate interest (80 percent) of the credit facilities.

The Company’s loan agreements contain provisions, which, among others, require maintenance of certain financial ratios and place limitations on additional debt, investments and payment of dividends. The Company was in compliance with all of its loan agreements as of September 30, 2008.

Despite general tightening in the credit markets, the Company anticipates that cash from operations and from committed credit facilities will be sufficient to fund anticipated capital expenditures, dividends and other planned financial commitments for the foreseeable future. Any substantial acquisitions would require additional funding.

ENVIRONMENTAL AND LEGAL MATTERS

The Company is subject to extensive federal, state and local environmental laws and regulations. Although the Company’s environmental policies and practices are designed to ensure compliance with these laws and regulations, future developments and increasingly stringent environmental regulation could require the Company to make additional unforeseen environmental expenditures. The Company will continue to invest in the equipment and facilities necessary to comply with existing and future regulations. During the first nine months of 2008, the Company’s expenditures for capital projects related to the environment were $2.9 million. These projects are capitalized and depreciated over their estimated useful lives, which is typically 10 years. Recurring costs associated with the operation and maintenance of facilities for waste treatment and disposal and managing environmental compliance in ongoing operations at our manufacturing locations were approximately $11.1 million and $10.2 million for the nine months ended September 30, 2008 and 2007, respectively. While difficult to project, it is not anticipated that these recurring expenses will increase significantly in the future.

Over the years, the Company has received requests for information related to or has been named by the government as a potentially responsible party at 23 waste disposal sites where cleanup costs have been or may be incurred under CERCLA and similar state statutes. In addition, damages are being claimed against the Company in general liability actions for alleged personal injury or property damage in the case of some disposal and plant sites. The Company believes that it has made adequate provisions for the costs it may incur with respect to the sites. It is the Company’s accounting policy to record liabilities when environmental assessments and/or remedial efforts are probable and the cost or range of possible costs can be reasonably estimated. When no amount within the range is a better estimate than any other amount, the minimum is accrued. Some of the factors on which the Company bases its estimates include information provided by feasibility studies, potentially responsible party negotiations and the development of remedial action plans. Because reported liabilities are recorded based on estimates, actual amounts could differ from those estimates. After partial remediation payments at certain sites, the Company has estimated a range of possible environmental and legal losses from $10.8 million to $34.4 million at September 30, 2008, compared to $10.1 million to $34.2 million at December 31, 2007. At September 30, 2008, the Company’s accrued liability for such losses, which represents the Company’s best estimate within the estimated range of possible environmental and legal losses, was $16.7 million compared to $17.2 million at December 31, 2007. During the first nine months of 2008, non-capital cash outlays related to legal and environmental matters approximated $2.0 million compared to $6.8 million for the first nine months of 2007. In the prior year, the Company paid a personal injury settlement related to the Company’s formerly owned site in Wilmington, Massachusetts.

For certain sites, estimates cannot be made of the total costs of compliance or the Company’s share of such costs; consequently, the Company is unable to predict the effect thereof on the Company’s financial position, cash flows and results of operations. Management believes that in the event of one or more adverse determinations in any annual or interim period, the impact on the Company’s cash flows and results of operations for those periods could be material. However, based upon the Company’s present belief as to its relative involvement at these sites, other viable entities’ responsibilities for cleanup and the extended period over which any costs would be incurred, the Company believes that these matters will not have a material effect on the Company’s financial position. Certain of these matters are discussed in Item 1, Part 2, Legal Proceedings, in this report and in other filings of the Company with the Securities and Exchange Commission, which are available upon request from the Company. See also Note 9 to the condensed consolidated financial statements for a summary of the environmental proceedings related to certain environmental sites.

OUTLOOK

The Company was pleased to deliver strong third quarter earnings and continue the momentum established in the first two quarters. Surfactant operating income continued to drive Company results on improved customer and product mix, reduced outsourcing and recaptured margins. A significant portion of the Company’s surfactant sales are tied to consumer spending on laundry and personal wash products. These markets have historically been less impacted than others by a recession. The rebuilding of customer inventories impacted by the U.S. Gulf Coast hurricanes should partially off-set the historical slow down of fourth quarter surfactant sales. Polyol volume continued to grow due to higher global insulation standards but margins declined during the third quarter. Price increases for polyol have been announced for the fourth quarter. Merchant phthalic anhydride sales are not expected to recover for several quarters due to the impact of the recession, however, Stepan’s internal use of phthalic anhydride is growing in its polyol product line. During the fourth quarter of 2008, our phthalic anhydride and polyol manufacturing facilities at Millsdale, Illinois will undergo their triennial maintenance turnaround. Consequently, higher outsourcing and maintenance costs will negatively impact fourth quarter polymer results. Despite the difficult economic environment, the Company expects to deliver record results for the year.

CRITICAL ACCOUNTING POLICIES

Other than the change to fair value accounting for the Company’s mutual fund investment assets discussed in the ‘Overview’ section of this management discussion and analysis, there have been no changes to the critical accounting policies disclosed in the Company’s 2007 Annual Report on Form 10-K.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2008, the Company adopted SFAS No. 157, Fair Value Measurements and SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. See Notes 2 and 3 in the Notes to Condensed Consolidated Financial Statements, included in Part 1, Item 1, for the effect that adoption of the standards had on the Company’s financial statements. Also, see Note 18 in the Notes to Condensed Consolidated Financial Statements, for information on recent accounting pronouncements that may affect the Company.

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

Item 1 – Legal Proceedings

Maywood, New Jersey Site

The Company’s property in Maywood, New Jersey and property formerly owned by the Company adjacent to its current site and other nearby properties (Maywood site) were listed on the National Priorities List in September 1993 pursuant to the provisions of CERCLA because of certain alleged chemical contamination. Pursuant to an Administrative Order on Consent entered into between USEPA and the Company for property formerly owned by the Company, and the issuance of an order by USEPA to the Company for property currently owned by the Company, the Company completed a Remedial Investigation Feasibility Study (RI/FS) in 1994. The Company submitted the Draft Final FS for Soil and Source Areas (Operable Unit 1) in September 2002. In addition, the Company submitted the Draft Final FS for Groundwater (Operable Unit 2) in June 2003 and also submitted additional information regarding groundwater in May 2007 and June 2008. The Company expects to file an updated FS with the USEPA in late 2008 or early 2009. The final Record of Decision will be issued sometime after a public comment period.

Also, the New Jersey Department of Environmental Protection (NJDEP) filed a complaint against the Company and other entities on February 6, 2006, alleging that the defendants discharged hazardous substances at the Maywood site and at neighboring properties not part of the Maywood site resulting in damage to natural resources and the incurrence of response costs. The Company has reached a settlement agreement in principal to resolve said litigation. Such agreement in principal is subject to additional approvals, including final execution of a settlement agreement. The Company believes that a resolution of its liability for this litigation will not have a material impact on the financial position, results of operations or cash flows of the Company.

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

Wilmington Site

The Company is currently contractually obligated to contribute to the response costs associated with the Company’s formerly-owned site at 51 Eames Street, Wilmington, Massachusetts. Remediation at this site is being managed by its current owner to whom the Company sold the property in 1980. Under the agreement, once total site remediation costs exceed certain levels, the Company is obligated to contribute up to five percent of future response costs associated with this site with no limitation on the ultimate amount of contributions. To date, the Company has paid the current owner $1.6 million for the Company’s portion of environmental response costs through the second quarter of 2008 (the current owner of the site bills the Company one calendar quarter in arrears). The Company has recorded a liability for its portion of the estimated remediation costs for the site. Depending on the ultimate cost of the remediation at this site, the amount for which the Company is liable could differ from the current estimates.

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

Item 1A – Risk Factors

There have been no material changes from the risk factors disclosed in the Company’s 2007 Annual Report on Form 10-K.

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds

Below is a summary by month of share purchases by the Company during the third quarter of 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July	—	—	—	—
August	30,895	$60.41	—	—
September	—	—	—	—

(a)	Reflects shares of the Company’s common stock tendered in lieu of cash for stock option exercises. The shares tendered were held by the individuals exercising the options for more than six months.

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
Date: October 30, 2008
/s/ J. E. Hurlbutt
J. E. Hurlbutt
Vice President and Chief Financial Officer