Form 10-K
period 2008-12-31
STEPAN CO
filed 2009-02-27
CIK 94049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

Aggregate market value at June 30, 2008, of voting and non-voting common stock held by nonaffiliates of the registrant: $342,792,855*

Number of shares outstanding of each of the registrant’s classes of common stock as of January 31, 2009:

Class	Outstanding at January 31, 2009
Common Stock, $1 par value	9,632,719

Documents Incorporated by Reference

Part of Form 10-K	Document Incorporated
Part III, Items 10-14	Proxy Statement dated March 19, 2009

*	Based on reported ownership by all directors, officers and beneficial owners of more than 5% of registrant’s voting stock. However, this determination does not constitute an admission of affiliate status for any of these holders.

STEPAN COMPANY

ANNUAL REPORT ON FORM 10-K

December 31, 2008

PART I

Item 1.	Business

Stepan Company, which was incorporated under the laws of the state of Delaware on February 19, 1959, and its subsidiaries (the “Company”) produce specialty and intermediate chemicals, which are sold to other manufacturers and then made into a variety of end products. The Company has three reportable segments: surfactants, polymers and specialty products. Surfactants refer to chemical agents that affect the interaction between two surfaces; they can provide actions such as detergency (i.e., the ability of water to remove soil from another surface), wetting and foaming, dispersing, emulsification (aiding two dissimilar liquids to mix), demulsification, viscosity modifications and biocidal disinfectants. Surfactants are the basic cleaning agent in detergents for washing clothes, dishes, carpets, fine fabrics, floors and walls. Surfactants are also used for the same purpose in shampoos and conditioners, fabric softeners, toothpastes, cosmetics and other personal care products. Commercial and industrial applications include emulsifiers for agricultural products, emulsion polymers such as floor polishes and latex foams and coatings, wetting and foaming agents for wallboard manufacturing, surfactants for enhanced oil recovery and biodiesel. In September 2008, the Company entered into a joint venture agreement with Nalco Company. The joint venture, named TIORCO, LLC, was formed to market chemical solutions for increased production of crude oil and gas from existing fields. The Company has a 50 percent membership interest in TIORCO, LLC.

Polymers, which include phthalic anhydride, polyols and polyurethane foam systems, are used in plastics, building materials and refrigeration industries. Polymers are also used in coating, adhesive, sealant and elastomer applications. During the second quarter of 2008, the Company raised its ownership interest in its Nanjing, China joint venture, which produces polyols. The ownership interest increased from 55 to 80 percent. In July 2008, the Company sold select polyurethane system product lines to Bayer MaterialScience LLC (Bayer). No manufacturing assets were included in the sale. The sold product lines were insulation materials used in appliances, water heaters, doors, roofs, picnic coolers and other similar applications.

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

RAW MATERIALS

The most important raw materials used by the Company are of a petroleum or plant nature. For 2009, the Company has commitments from suppliers to cover its forecasted requirements and is not substantially dependent upon any one supplier.

RESEARCH AND DEVELOPMENT

The Company maintains an active research and development program to assist in the discovery and commercialization of new knowledge with the intent that such effort will be useful in developing a new product or in bringing about a significant improvement to an existing product or process. Total expenses for research and development during 2008, 2007 and 2006 were $22.1 million, $19.9 million, and $18.9 million, respectively. The balance of research and development expenses reflected on the Consolidated Statements of Income relates to technical services, which include routine product testing, analytical methods development and sales support service.

ENVIRONMENTAL COMPLIANCE

Compliance with applicable federal, state and local regulations regarding the discharge of materials into the environment, or otherwise relating to the protection of the environment, resulted in capital expenditures by the Company of approximately $3.8 million during 2008. These expenditures represented approximately eight percent of the Company’s capital expenditures in 2008. These expenditures, when incurred, are depreciated and charged on a straight-line basis to pretax earnings over their estimated useful lives, which is typically 10 years. Recurring costs associated with the operation and maintenance of facilities for waste treatment and disposal and managing environmental compliance in ongoing operations at our manufacturing locations were approximately $15.4 million in 2008. Compliance with such regulations is not expected to have a material adverse effect on the Company’s earnings and competitive position in the foreseeable future.

EMPLOYMENT

At December 31, 2008 and 2007, the Company employed 1,578 and 1,525 persons, respectively.

FOREIGN OPERATIONS AND REPORTING SEGMENTS

See Note 20, Segment Reporting, of the Consolidated Financial Statements (Item 8 of this Form 10-K).

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

Natural disasters, such as fires, flooding, earthquakes and tornadoes, power loss, break-ins, work stoppages, acts of war, terrorism or other similar events, could severely damage the Company’s systems and facilities or interrupt the Company’s operations, potentially resulting in temporary or permanent loss of the Company’s manufacturing capability. Some of the Company’s products cannot currently be made, or made in the volume required, at more than one of the Company’s locations. For some of these products, the Company has access to external market suppliers, but the Company cannot guarantee that these products will be available to it in the market in amounts sufficient to meet its requirements or at a cost that is competitive with the Company’s cost of manufacturing these products. While the Company maintains insurance coverage, there can be no assurance that it would be sufficient to cover any or all losses resulting from the occurrence of any of these events or that carriers would not deny coverage for these losses even if they are insured. There is also a risk, beyond the reasonable control of the

Company, that an insurance carrier may not have the financial resources to cover an insurable loss. As a result, the occurrence of any of these events could have a material adverse effect on the Company’s business, financial position, results of operations and cash flows.

The Company faces significant competition in each of its operating segments. If the Company cannot successfully compete in the marketplace, its profitability, business, financial position, results of operations and cash flows may be materially and adversely affected.

The Company faces significant competition from numerous global companies as well as national, regional and local companies within some or all of its product categories in each market it serves. In addition, some of the Company’s customers have internal manufacturing capabilities that allow them to achieve make-versus-buy economics, which may result at times in the Company gaining or losing business with these customers in volumes that could adversely affect its profitability.

To achieve expected profitability levels, the Company must, among other things, maintain the service levels, product quality and performance and competitive pricing necessary to retain existing customers and attract new customers. The Company’s inability to do so could put it at a competitive disadvantage relative to its competitors, and if the Company cannot successfully compete in the marketplace, its business, financial position, results of operations and cash flows may be materially and adversely affected.

The volatility of raw material, natural gas and electricity costs as well as any disruption in their supply may materially and adversely affect the Company’s business, financial position, results of operations and cash flows.

The costs of raw materials, natural gas and electricity represent a substantial portion of the Company’s operating costs. The principal raw materials used in the Company’s products are petroleum-based or plant-based. Natural gas is used in the Company’s manufacturing sites primarily to generate steam for its manufacturing processes. The prices of many of these raw materials are cyclical, and the market price of natural gas has recently been very volatile. These fluctuations in prices may be affected by supply and demand factors, such as general economic conditions, currency exchange rates, political instability and terrorist attacks, which are beyond the Company’s control. The Company may not be able to pass increased raw material and natural gas prices on to customers through increases in product prices as a result of arrangements the Company has with certain customers and competitive pressures in the market that may not allow us to increase prices. The Company tries to minimize the effect of increases in the prices of raw materials, natural gas and electricity through production efficiency, the use of alternative suppliers and, in the case of natural gas, the use of forward purchase contracts. If the Company is unable to minimize the effects of increased raw material and energy costs or pass such increased costs on to customers, its business, financial position, results of operations and cash flows may be materially and adversely affected. Moreover, the supply of some of these raw materials may be disrupted for many reasons, including but not limited to the manufacturers’ inability to produce these raw materials in amounts sufficient to meet their supply obligations or restrictions on the transport of these raw materials, some of which may be viewed as hazardous.

If the Company is unable to keep and protect its intellectual property rights, the Company’s ability to compete may be negatively impacted.

The Company has intellectual property rights in all three reportable segments. Although most of the Company’s intellectual property rights are registered in the United States and in the foreign countries in which it operates, the Company may not be able to assert these rights successfully in the future or guarantee that they will not be invalidated, circumvented or challenged. Other parties may infringe on the Company’s intellectual property rights, which may dilute their value. Any infringement on the Company’s intellectual property rights would also likely result in diversion of management’s time and the Company’s resources to protect these rights through litigation or otherwise. In addition, the laws of some foreign countries may not protect the Company’s intellectual property rights to the same extent as the laws of the United States. Any loss of protection of these intellectual property rights could adversely affect the future results of operations and cash flows of the Company.

The Company is subject to risks related to its operations outside the U.S.

The Company has substantial operations outside the U.S. In the year ended December 31, 2008, the Company’s sales outside of the U.S. constituted approximately 34 percent of the Company’s net sales. In addition to the risks described in this annual report on Form 10-K that are common to both the Company’s U.S. and non-U.S. operations, the Company faces, and will continue to face, risks related to the Company’s foreign operations such as:

•	foreign currency fluctuations;

•	unstable political, economic, financial and market conditions;

•	import and export license requirements;

•	trade restrictions;

•	increases in tariffs and taxes;

•	high levels of inflation;

•	restrictions on repatriating foreign profits back to the U.S.;

•	greater difficulty collecting accounts receivable and longer payment cycles;

•	less favorable intellectual property laws;

•	changes in foreign laws and regulations; and

•	changes in labor conditions and difficulties in staffing and managing international operations.

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

The Company’s operations are regulated under a number of federal, state, local and foreign environmental, health and safety laws and regulations that govern, among other things, the discharge of hazardous materials into the air, soil and water as well as the use, handling, storage and disposal of these materials. These laws and regulations include, but are not limited to, the U.S. Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, but are not limited to, the Comprehensive Environmental Response, Compensation and Liability Act, as well as analogous state, local and foreign laws, and the Registration, Evaluation, Authorization and Restriction of Chemical Substances Act (REACH). Compliance with these environmental laws and regulations is a major consideration for the Company because the Company uses hazardous materials in some of the Company’s manufacturing processes. In addition, compliance with environmental laws could restrict the Company’s ability to expand its facilities or require the Company to acquire additional costly pollution control equipment, incur other significant expenses or modify its manufacturing processes. The Company has incurred and will continue to incur capital expenditures and operating costs in complying with these laws and regulations. In addition, because the Company is a generator of hazardous wastes, the Company, along with any other entity that disposes or arranges for the disposal of the Company’s wastes, may be subject to financial exposure for costs associated with any investigation and remediation of sites at which the Company has disposed or arranged for the disposal of hazardous wastes if those sites become contaminated, even if the Company fully complied with applicable environmental laws at the time of disposal. In the event that new contamination is discovered, the Company may become subject to additional requirements with respect to existing contamination or the Company’s clean-up obligations.

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

Laws and regulations that apply generally or are based on the Company’s operations, may change and those changes may materially and adversely affect the Company or its business.

The laws and regulations that apply to the Company may be changed to impose additional requirements beyond those that apply under current laws and regulations, and/or impose additional costs or have negative financial effects on the Company. Such changes, which are beyond the Company’s reasonable control, could have a material impact on the Company.

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

The Company has a material amount of indebtedness and may incur additional indebtedness in the future. As of December 31, 2008, the Company’s domestic debt totaled $111.5 million, including $110.9 million of unsecured promissory notes with maturities extending until 2018. In addition, to provide liquidity, the Company has a $60 million revolving credit facility, under which there were borrowings of $0.6 million as of December 31, 2008.

The Company’s foreign subsidiaries also maintain bank term loans and short-term bank lines of credit in their respective countries to meet working capital requirements as well as to fund capital expenditure programs and acquisitions. As of December 31, 2008, the Company’s foreign subsidiaries’ aggregate outstanding debt totaled $31.5 million.

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

•	limit the Company’s ability to borrow funds that may be needed to operate and expand its business;

•	limit the Company’s flexibility in planning for or reacting to changes in the Company’s business and the industries in which the Company operates;

•	increase the Company’s vulnerability to general adverse economic and industry conditions or a downturn in the Company’s business; and

•	place the Company at a competitive disadvantage compared to its competitors that have less debt.

The Company’s loan agreements contain provisions, which, among others, require maintenance of certain financial ratios and place limitations on additional debt, investments and payment of dividends. Failure to comply with these loan agreements would require debt restructuring that could be materially adverse to the Company’s financial position, results of operations and cash flows. Additionally, recent disruptions in the credit and financial markets may reduce the availability of debt financing or refinancing and increase the costs associated with such financing. If the Company is unable to secure financing on satisfactory terms, or at all, its financial positions, results of operations and cash flows may be adversely affected.

Downturns in certain industries and general economic downturns may have an adverse effect on the Company’s business, financial position, results of operations and cash flows.

Recent disruptions in the credit markets have had a significant negative impact on global financial markets that have resulted in a global economic downturn. Economic downturns adversely affect some users of the variety of end products that are manufactured using the Company’s products and the industries in which end products are used. These users may reduce their volume of purchases of such end products during economic downturns, which would reduce demand for the Company’s products. Additionally, current conditions in the credit markets pose a risk to the overall economy that may impact consumer and customer demand of some of the Company’s products, as well as the Company’s ability to manage normal commercial relationships with its customers, suppliers and creditors. Some of the Company’s customers may not be able to meet the terms of sale and suppliers may not be able to fully perform their contractual obligations due to tighter credit markets or a general slowdown in economic activity.

In the event that the current conditions of the financial and credit markets continue or worsen, or result in a prolonged economic downturn or recession, the Company’s results of operations, cash flows and financial position may be materially and adversely affected.

If the Company is unable to retain key employees and other personnel, its operations and growth may be adversely affected.

The Company’s success depends largely on the efforts and abilities of its management team and other key personnel. Their experience and industry contacts significantly benefit the Company. If any of the Company’s senior management or other key personnel cease to work for us, its operations and growth may be adversely affected.

Various liability claims could materially and adversely affect the Company’s financial position, operating results and cash flows.

The Company may be required to pay for losses or injuries purportedly caused by its products. The Company faces an inherent exposure to various types of claims including general liability, product liability, toxic tort and environmental (“claims”), among others, if its products, or the end products that are manufactured with the Company’s products, result in property damage, injury or death. Various claims may be made against the Company even if there is no evidence that its products cause a loss. Claims could result in significant expenses relating to defense costs or damages awards and in a diversion of management’s time and the Company’s resources. Any claim brought against the Company, net of potential insurance recoveries, could materially and adversely affect the Company’s financial position, results of operations and cash flows.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

The following properties are owned by the Company:

	Name of Plant	Location	Site Size	Product
1.	Millsdale	Millsdale (Joliet), Illinois	492 acres	Surfactants/Polymers

2.	Fieldsboro	Fieldsboro, New Jersey	45 acres	Surfactants

3.	Anaheim	Anaheim, California	8 acres	Surfactants

4.	Winder	Winder, Georgia	202 acres	Surfactants

5.	Maywood	Maywood, New Jersey	19 acres	Surfactants / Specialty Products

6.	Stepan France	Grenoble, France	20 acres	Surfactants

7.	Stepan Mexico	Matamoros, Mexico	13 acres	Surfactants

8.	Stepan Germany	Cologne, Germany	12 acres	Surfactants/Polymers

9.	Stepan UK	Stalybridge (Manchester), United Kingdom	11 acres	Surfactants

10.	Stepan Colombia	Manizales, Colombia	5 acres	Surfactants

11.	Company’s Headquarters and Central Research Laboratories	Northfield, Illinois	8 acres	N/A

In addition, the Company currently leases 49,000 square feet of office space in an office complex near its headquarters in Northfield, Illinois. The lease is due to expire on December 1, 2009. In September 2008, the Company entered into a tax-deferred exchange arrangement and acquired, through a third party intermediary, beneficial ownership of a 64,000 square foot office building along with 3.25 acres of land near its corporate headquarters. The office building will house employees currently located in the 49,000 square foot leased facility. Stepan Canada Inc., which manufactures surfactants, is located on a 70 acre leased, with an option to purchase, site in Longford Mills, Ontario, Canada. Also, Stepan Canada, Inc. maintains a leased sales office in Burlington, Ontario, Canada. Stepan Mexico maintains a leased sales office in Mexico City, Mexico. Stepan China, a majority-owned joint venture that produces polymers, is located on a four acre leased site in Nanjing, China. Stepan China also maintains a leased sales office in Shanghai, China. Under the terms of the purchase contract for its January 2005 acquisition, Stepan Brazil leases a surfactants manufacturing facility on 27 acres of land in Vespasiano, Minas Gerais, Brazil. At the end of the 10-year lease agreement, the assets will be transferred and assigned to Stepan Brazil. Stepan Brazil also leases a small office in an office building in

San Paulo, Brazil. The Company’s 50 percent owned joint venture in the Philippines manufactures surfactants on nine acres of land under a long term lease with the Company’s joint venture partner.

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

Maywood, New Jersey Site

The Company’s property in Maywood, New Jersey and property formerly owned by the Company adjacent to its current site and other nearby properties (Maywood site) were listed on the National Priorities List in September 1993 pursuant to the provisions of CERCLA because of certain alleged chemical contamination. Pursuant to an Administrative Order on Consent entered into between USEPA and the Company for property formerly owned by the Company, and the issuance of an order by USEPA to the Company for property currently owned by the Company, the Company completed a Remedial Investigation Feasibility Study (RI/FS) in 1994. The Company submitted the Draft Final FS for Soil and Source Areas (Operable Unit 1) in September 2002. In addition, the Company submitted the Draft Final FS for Groundwater (Operable Unit 2) in June 2003 and also submitted additional information regarding groundwater in May 2007 and June 2008. The Company expects to file an updated FS with USEPA in March 2009. The final Record of Decision will be issued sometime after a public comment period.

Also, the New Jersey Department of Environmental Protection (NJDEP) filed a complaint against the Company and other entities on February 6, 2006, alleging that the defendants discharged hazardous substances at the Maywood site and at neighboring properties not part of the Maywood site resulting in damage to natural resources and the incurrence of response costs. The Company has reached a settlement agreement to resolve the litigation. The agreement is subject to a 30-day public comment period, which is scheduled to begin on March 2, 2009. The Company believes that a resolution of its liability for this litigation will not have a material impact on the financial position, results of operations or cash flows of the Company.

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

Ewan Property Site

The case United States v. Lightman (1:92-cv-4710 D.N.J.), described above for the D’Imperio site, also involved the Ewan Property Site located in New Jersey. The agreement described above also included a settlement with respect to the past costs and future allocation percentage in said litigation for costs related to the Ewan site. The Company paid the settlement amount in the third quarter of 2007. The resolution of the Company’s liability for this litigation did not have a material impact on the financial position, results of operations or cash flows of the Company.

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

The Feasibility Study was submitted to USEPA in December 2007. The PRPs who agreed to conduct the interim remedial action entered into an Administrative Settlement Agreement and Order on Consent for Removal Action with USEPA, and these PRPs also entered into a Supplemental Lightman Yard Participation and Interim Funding Agreement to fund the agreed-upon remedial action. The Company paid a soil removal assessment upon execution of the agreements which did not have a material impact on the financial position, results of operations or cash flows of the Company. In December 2007, the Company received updated remediation cost estimates, which were considered in the Company’s determination of its range of estimated possible losses and reserve balance at December 31, 2007.

The Company believes that based on current information it has adequate reserves for claims associated with the Lightman site. However, actual costs could differ from current estimates.

Wilmington Site

The Company is currently contractually obligated to contribute to the response costs associated with the Company’s formerly-owned site at 51 Eames Street, Wilmington, Massachusetts. Remediation at this site is being managed by its current owner to whom the Company sold the property in 1980. Under the agreement, once total site remediation costs exceed certain levels, the Company is obligated to contribute up to five percent of future response costs associated with this site with no limitation on the ultimate amount of contributions. To date, the Company has paid the current owner $1.6 million for the Company’s portion of environmental response costs through the third quarter of 2008 (the current owner of the site bills the Company one calendar quarter in arrears). The Company has recorded a liability for its portion of the estimated remediation costs for the site. Depending on the ultimate cost of the remediation at this site, the amount for which the Company is liable could differ from the current estimates.

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

The Company believes that based on current information it has adequate reserves for the claims related to this site. However, actual costs could differ from current estimates.

Other Sites

The Company has been named as a de minimis PRP at other sites, and as such the Company believes that a resolution of its liability will not have a material impact on the financial position, results of operations or cash flows of the Company.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of stockholders during the fourth quarter of the fiscal year ended December 31, 2008.

Executive Officers of the Registrant

Executive Officers are elected annually by the Board of Directors at the first meeting following the Annual Meeting of Stockholders to serve until the next annual meeting of the Board and until their respective successors are duly elected and qualified.

The Executive Officers of the Company, their ages as of February 28, 2009, and certain other information are as follows:

Name	Age	Title	Year First Elected Officer
F. Quinn Stepan	71	Chairman	1967
F. Quinn Stepan, Jr.	48	President and Chief Executive Officer	1997
John V. Venegoni	50	Vice President and General Manager – Surfactants	1999
Robert J. Wood	51	Vice President and General Manager – Polymers	2001
Anthony J. Zoglio	63	Vice President – Supply Chain	2001
James E. Hurlbutt	55	Vice President and Chief Financial Officer	2002
Frank Pacholec	53	Vice President, Research and Development	2003
Gregory Servatius	49	Vice President, Human Resources	2006
H. Edward Wynn	48	Vice President, General Counsel and Secretary	2007

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

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	The Company’s common stock is listed and traded on both the New York Stock Exchange and the Chicago Stock Exchange. See table below for New York Stock Exchange quarterly market price information.

Quarterly Stock Data
	Stock Price Range
	2008		2007
Quarter	High	Low	High	Low
First	$38.51	$27.75	$32.01	$25.14
Second	$46.45	$37.23	$31.99	$25.61
Third	$60.82	$41.74	$32.94	$26.66
Fourth	$55.27	$28.62	$35.00	$28.99
Year	$60.82	$27.75	$35.00	$25.14

The Company’s 5 1/2 percent convertible preferred stock is listed and traded on the New York Stock Exchange and the Chicago Stock Exchange. See Note 13, Stockholders’ Equity of the Consolidated Financial Statements (Item 8 of this Form 10-K) for a description of the preferred stockholders’ rights.

On February 11, 2009, the Company’s Board of Directors authorized the Company to repurchase up to 500,000 shares of its outstanding common stock, or the equivalent in Stepan preferred stock. This repurchase authorization replaces the 300,000 share authorization approved on February 10, 2004, of which the remaining unutilized repurchase authorization of 111,256 shares is cancelled. The Company will repurchase shares from time to time for cash in open market or private transactions in accordance with applicable securities and stock exchange rules. The repurchase authorization represents approximately five percent of the Company’s total shares of common stock outstanding. The timing and amount of the repurchases will be determined by the Company’s management based on their evaluation of market conditions and share price.

(b)	On January 31, 2009, there were 1,203 holders of record of common stock of the Company.

(c)	There were no purchases of shares of the Company’s stock by the Company during the fourth quarter of 2008.

(d)	See table below for quarterly dividend information. Also, see Note 9, Debt and Note 13, Stockholders’ Equity of the Consolidated Financial Statements (Item 8 of this Form 10-K), which sets forth the restrictive covenants covering dividends.

Dividends Paid Per Common Share

Quarter	2008		2007
First	21.00	¢	20.50	¢
Second	21.00	¢	20.50	¢
Third	21.00	¢	20.50	¢
Fourth	22.00	¢	21.00	¢

Year	85.00	¢	82.50	¢

(e)	Stock Performance Graph

The following stock performance graph compares the yearly change since December 31, 2003, in cumulative return on the Common Stock of the Company on a dividend reinvested basis to the Dow Jones Chemical Industry Index and the Russell 2000 Index. The Dow Jones Chemical Industry Index is a market-capitalization weighted grouping of 37 chemical companies, including major manufacturers of both basic and specialty products. Stepan Company is not included in the Dow Jones Chemical Industry Index. The Russell 2000 Index is a market-capitalization weighted grouping of 2,000 small to medium sized companies in a broad range of industries. Stepan Company was a part of the Russell 2000 Index during 2008. The graph assumes $100 was invested on December 31, 2003, and shows the cumulative total return as of each December 31 thereafter.

Item 6.	Selected Financial Data

See the table below for selected financial information.

(In thousands, except per share and employee data)

For the Year	2008	2007	2006	2005	2004
Net Sales	$1,600,130	$1,329,901	$1,172,583	$1,078,377	$935,816
Operating Income	70,680	35,095	15,853	25,468	19,179
Percent of Net Sales	4.4%	2.6%	1.4%	2.4%	2.0%
Income before Income Taxes and Minority Interest	54,878	23,715	7,389	17,646	14,633
Percent of Net Sales	3.4%	1.8%	0.6%	1.6%	1.6%
Provision for Income Taxes	17,615	8,687	900	4,170	4,320
Income Before Cumulative Effect of Change in Accounting Principle	37,172	15,118	6,670	13,529	10,324
Per Diluted Share (a)	3.52	1.50	0.63	1.39	1.05
Net Income	37,172	15,118	6,670	13,159	10,324
Per Diluted Share (a)	3.52	1.50	0.63	1.35	1.05
Percent of Net Sales	2.3%	1.1%	0.6%	1.2%	1.1%
Percent to Stockholders’ Equity (b)	17.9%	7.8%	3.8%	7.9%	6.3%
Percent Return on Invested Capital (c)	8.21%	5.92%	4.51%	5.60%	4.97%
Cash Dividends Paid	8,863	8,431	8,149	7,869	7,731
Per Common Share	0.8500	0.8250	0.8050	0.7850	0.7725
Depreciation and Amortization	36,928	37,176	38,384	38,769	39,169
Capital Expenditures	49,778	39,815	45,970	41,519	33,766
Weighted-average Common Shares Outstanding	9,566	9,316	9,133	9,005	8,970

As of Year End
Working Capital	$116,288	$92,954	$87,974	$96,344	$77,882
Current Ratio	1.5	1.5	1.5	1.6	1.5
Property, Plant and Equipment, net	238,166	234,062	225,604	211,119	208,870
Total Assets	611,897	573,185	546,055	516,159	492,776
Long-term Debt Obligations	104,725	96,939	107,403	108,945	94,018
Stockholders’ Equity	208,144	206,051	180,786	166,834	168,241
Per share (d)	20.27	20.69	18.33	17.19	17.42
Number of Employees	1,578	1,525	1,528	1,510	1,420

(a)	Based on weighted-average number of common shares outstanding during the year.
(b)	Based on average equity.
(c)	Defined as net operating profit after taxes divided by invested capital.
(d)	Based on common shares and the assumed conversion of the convertible preferred shares outstanding at year end.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

The Company produces and sells intermediate chemicals that are used in a wide variety of applications worldwide. The overall business comprises three reportable segments:

•

Surfactants – Surfactants, which accounted for 75 percent of 2008 consolidated net sales, are principal ingredients in consumer and industrial cleaning products such as detergents for washing clothes, dishes, carpets, floors and walls, as well as shampoos, body washes, toothpastes and fabric softeners. Other applications include germicidal quaternary compounds, lubricating ingredients, emulsifiers (for spreading agricultural products), plastics and composites and biodiesel. Surfactants are manufactured at six North American sites (five in the U.S. and one in Canada), three European sites (United Kingdom, France and Germany) and three Latin American sites (Mexico, Brazil and Colombia). The Company also owns 50 percent of a surfactant joint venture in the Philippines, which is not included in consolidated results or in the surfactant segment results, as it is accounted for under the equity method. In September 2008, the Company entered into a joint venture agreement with Nalco Company. The joint venture TIORCO, LLC was formed to market chemical solutions for increased production of crude oil and gas from existing fields. The Company has a 50 percent ownership interest in TIORCO, LLC and accounts for the venture under the equity method.

•

Polymers – Polymers, which accounted for 22 percent of 2008 consolidated net sales, include three primary product lines: phthalic anhydride, polyols and polyurethane systems. Phthalic anhydride is used in polyester alkyd resins and plasticizers for applications in construction materials and components of automotive, boating and other consumer products. Polyols are used in the manufacture of laminate insulation board for the construction industry and are also sold to the appliance, flexible foam and coatings, adhesives, sealants and elastomers (C.A.S.E.) markets. Polyurethane systems products are used in specialty applications like aerospace and adhesives. In the U.S., polymer product lines are manufactured at the Company’s Millsdale, Illinois, site. Polyols are also manufactured at the Company’s Wesseling (Cologne), Germany facility, as well as at its joint venture in Nanjing, China (which is included in consolidated results). During the second quarter of 2008, the Company raised its ownership interest in the joint venture from 55 percent to 80 percent. The Company also has a polymer sales office in Brazil that does not include manufacturing facilities.

•

Specialty Products – Specialty products, which accounted for three percent of 2008 consolidated net sales, include flavors, emulsifiers and solubilizers used in the food and pharmaceutical industries. Specialty products are manufactured primarily at the Company’s Maywood, New Jersey, site.

The Company has numerous competitors due to the diverse markets it serves. Competition is generally based on price, product performance and the ability to meet specific needs of customers. In some instances, particularly in the surfactants segment, the Company competes with internal manufacturing capabilities of its customers. This situation can lead to large period-to-period sales volume swings when such customers decide to internally manufacture product that the Company once supplied. In addition, the Company’s manufacturing costs are relatively fixed in nature. As a result, gross profit (defined as net sales less cost of sales) is susceptible to disproportionate declines when volume decreases.

A number of the Company’s key raw materials and energy sources are commodities, principally petroleum-based and plant-based materials and natural gas (used to power the Company’s manufacturing facilities), whose prices fluctuate due to weather, general economic demand and other unpredictable factors. In recent years, raw material costs have escalated due to increased global demand, instability in the Middle East and tight supplies. This trend continued throughout most of 2008, and the Company passed on the increased costs to customers as quickly as the marketplace allowed. In the fourth quarter of 2008 the trend reversed, and raw material costs began to decline as a result of the global economic slowdown.

The Company’s administrative expenses are subject to period-to-period fluctuations due principally to obligations associated with environmental remediation and related legal issues and to the accounting for the Company’s deferred compensation plans. The Company operates in a setting of extensive local, state and federal regulations concerning the environment and has been named as a potentially responsible party to perform environmental remediation at a number of geographic sites. The Company believes it has adequate reserves for all known environmental sites, but an adverse determination could result in a significant negative effect on the Company’s results of operations and cash flows. Expenses related to legal and environmental matters were essentially unchanged from 2007 to 2008 and declined $4.5 million from 2006 to 2007. Compensation expense related to the Company’s deferred compensation plans declined over $2.0 million between 2007 and 2008 and $1.4 million between 2007 and 2006. Not included in administrative expenses is the investment-related income or expense for the mutual funds held by the Company to fund its deferred compensation obligations. The investment income or expense is included in the “Other, net” line in the “Other Income (Expense)” section of the Consolidated Statements of Income. The pretax effect of all deferred compensation related activities is displayed below:

	(Income) / Expense For the Years Ended December 31
(Dollars in millions)	2008	2007	2006
Deferred Compensation (Administrative expense)	$0.2	$2.3	$3.7
Investment Income (Other, net)	(0.3)	(1.2)	(1.2)
Unrealized (Gain) / Loss on Investments (Other, net) (a)	5.0	—	—

Net Pre-tax Income Effect	$4.9	$1.1	$2.5

(a)	On January 1, 2008, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. The Company elected the fair value option for the mutual fund investment assets held for its deferred compensation plans. As a result, unrealized gains and losses for the mutual funds are recorded in the income statement. See the ‘Critical Accounting Policies’ section of this Management Discussion and Analysis for additional information.

A number of events having significant effects on the Company’s results of operations occurred in 2008 and 2007. The following are descriptions of those events:

Sale of Commodity Polyurethane Systems Product Lines

On July 31, 2008, the Company sold select polyurethane system product lines to Bayer MaterialScience LLC (Bayer). No physical assets were included in the sale. The sold product lines comprised insulation materials used in appliances, water heaters, doors, roofs, picnic coolers and other similar applications, and represented approximately $16.0 million in Company annual net sales. As consideration for the sale, the Company received $9.9 million of cash, all of which was recorded as a pretax gain in the third quarter ended September 30, 2008. The gain was attributed to the polymer segment. The Company will manufacture the products for Bayer during a transition period of up to two years.

Sale of Land

In September 2008, the Company sold 88 acres of land at its Millsdale manufacturing facility in Elwood, Illinois, to an industrial park developer for $8.6 million. The land had a cost basis of $0.1 million, so the Company recorded a pretax gain of $8.5 million in the third quarter ended September 30, 2008. The gain was not attributed to any reportable segment. For income tax purposes, the land disposition along with the acquisition of an office building near the Company’s corporate headquarters were structured as a tax-deferred like-kind exchange, pursuant to Section 1031 of the Internal Revenue Code. The office building, purchased for $6.4 million, will house employees currently located in a leased facility that is nearing the end of its lease term. The Company will spend approximately $2.2 million to refurbish the facility.

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

Goodwill Impairment

As a result of performing the annual test of goodwill impairment (required by SFAS No. 142, Goodwill and Other Intangible Assets) in 2007, the Company determined that the goodwill reported for Stepan UK, a reporting unit of the Company’s surfactants segment, was impaired. The amount of the impairment was $3.5 million, the entire balance of goodwill for Stepan UK. As a result, a $3.5 million non-cash goodwill impairment loss was recorded in 2007. The goodwill impairment reflected an estimated reduction in the fair value of Stepan UK’s business as a result of lower discounted cash flow forecasts. Improvements in operating results were lower than previous forecasts used to test for impairments.

Results of Operations

2008 Compared with 2007

Summary

Net income for 2008 improved 146 percent to a record $37.2 million, or $3.52 per diluted share, compared to $15.1 million, or $1.50 per diluted share, for 2007. Below is a summary discussion of the major factors leading to the year-to-year changes in net sales, profits and expenses. A detailed discussion of segment operating performance for 2008 follows the summary.

Consolidated net sales increased $270.2 million, or 20 percent, between years. All reportable segments reported net sales increases. Higher average selling prices and the favorable effects of foreign currency translation accounted for approximately $278.4 million and $12.0 million, respectively, of the net sales increase. The recovery of higher raw material costs was the principal driver for the increase in average selling prices. A more favorable customer and product mix of sales also contributed. Sales volume fell two percent between years, which reduced the growth in net sales by $20.2 million. The lower sales volume was primarily due to lower phthalic anhydride and biodiesel volume, whereas higher margin products posted sales volume growth. Specialty products was the sole segment reporting a year-over-year increase in sales volumes, as surfactants and polymers posted volume declines of one percent and two percent, respectively.

Operating income for 2008 was $35.6 million, or 101 percent, greater than 2007 operating income. Gross profit was up $28.1 million, or 20 percent, from year to year. The surfactants segment accounted for essentially all the year-to-year growth in gross profit. A favorable customer and product mix coupled with selling price increases that continued to recover margin lost in prior years due to rising raw material costs drove the surfactants result. Gross profit for the specialty products segment was up slightly. Lower sales volume and higher raw material and production costs led to a decline in polymer gross profit.

Operating expenses declined $7.4 million, or seven percent, between years. Operating expenses for 2008 included the $9.9 million gain on sale of the commodity polyurethane systems product lines and the $8.5 million gain on the sale of Millsdale land. Operating expenses for 2007 included a $4.2 million benefit from the gain on the sale of the Company’s specialty esters product line, partially offset by a $3.5 million impairment charge of Stepan UK goodwill. Excluding the gains on sales and the impairment charge, operating expenses increased $10.2 million, or 10 percent. The following accounted for the increase:

(Dollars in millions)	Increase / (Decrease)
Incentive-based Compensation	$3.7
Provision for Bad Debts	2.0
Salaries	1.6
Transition Pension Expense	1.0
Foreign Currency Translation	1.0
Consulting and Professional Fees	0.9
Deferred Compensation Expense	(2.0)
Other	2.0

Total	$10.2

Improved operating results drove the rise in incentive-based compensation, which includes stock-based pay, bonuses and profit sharing. The increase in bad debt expense reflected provision increases for specific customers and reserves for non-specific accounts. The increase in defined contribution transition pension expense was principally attributable to a Board of Directors-approved acceleration of a portion of discretionary Company contributions established to compensate certain employees for benefits lost when the Company froze its defined benefit plans in 2006 (consolidated pension transition expense was up $2.1 million between years; $1.1 million was allocated to cost of sales). The reduction in deferred compensation expense reflected a large drop in the market values of mutual funds held for the deferred compensation plans, which was somewhat mitigated by a $14.46 per share increase in the price of Company common stock (see the ‘Critical Accounting Policies’ section of this management discussion and analysis for an explanation of the accounting treatment for the Company’s deferred compensation plans). The other category primarily comprises the culmination of smaller year-to-year variances for temporary help, agents’ commissions, travel and entertainment expenses and miscellaneous fringe benefits.

Losses from equity joint ventures, which includes results for the 50-percent owned Stepan Philippines Inc. (SPI) and 50-percent owned TIORCO, LLC joint ventures, increased $2.3 million between years. SPI’s loss increased $1.9 million between years and reflected the effect (approximately $1.1 million) of the Company reserving for royalty receivables due from SPI, the collection of which was determined to be unlikely. Lower sales volume, unplanned production outages and foreign exchange losses also contributed to the increased loss. The recently-formed TIORCO, LLC contributed $0.4 million to the year-to-year increase in losses due to planned start-up costs.

Other, net expense increased $2.4 million from year to year. A $5.9 million drop in investment related income partially offset by a $3.5 million favorable swing in foreign exchange gains and losses, accounted for the year-to-year expense change. Unrealized losses on the mutual fund investments held for the Company’s deferred compensation plans caused $5.0 million of the decline in investment related income. Prior to the Company’s January 1, 2008, election of fair value accounting treatment for mutual fund investment assets, unrealized investment gains and losses were recorded directly to the equity section of the consolidated balance sheet. Lower capital gains distributions made by the mutual funds in 2008 than in 2007 accounted for the remainder of the investment income decline. Much of the favorable swing in foreign exchange gains and losses was attributable to the impact that the recent strengthening of the US dollar against the Canadian dollar had on a US dollar-denominated receivable carried on Stepan Canada’s books.

The effective tax rate was 32.1 percent for 2008 compared to 36.6 percent for 2007. The prior year rate was unusually high due to the recording of a charge for UK goodwill impairment for which no tax benefit was realized. See Note 12 to the consolidated financial statements for a reconciliation of the statutory U.S. federal income tax rate to the effective tax rate.

Segment Results

(Dollars in thousands)	Surfactants	Polymers	Specialty Products	Segment Results	Corporate	Total
For the year ended December 31, 2008
Net sales	$1,199,438	$359,014	$41,678	$1,600,130	—	$1,600,130
Operating income	52,261	34,103	5,949	92,313	(21,633)	70,680

For the year ended December 31, 2007
Net sales	$975,726	$321,228	$32,947	$1,329,901	—	$1,329,901
Operating income	29,716	28,044	5,946	63,706	(28,611)	35,095

Surfactants

Surfactants net sales for 2008 increased $223.7 million, or 23 percent, over net sales for 2007. Higher average selling prices and the favorable effects of foreign currency translations accounted for approximately $233.3 million and $4.3 million, respectively, of the year-to-year change. Sales volume dropped one percent between years, which reduced the growth in net sales by about $13.9 million. A year-to-year comparison of net sales by region follows:

	For the Year Ended
(Dollars in thousands)	December 31, 2008	December 31, 2007	Increase / (Decrease)	Percent Change
North America	$810,509	$650,194	$160,315	+25
Europe	269,524	228,970	40,554	+18
Latin America	119,405	96,562	22,843	+24

Total Surfactants Segment	$1,199,438	$975,726	$223,712	+23

Net sales for North American operations increased 25 percent between years due to a 26 percent increase in average selling prices. Higher selling prices accounted for approximately $167.6 million of the net sales growth. A one percent decline in sales volume reduced the net sales growth by $7.3 million. The increase in average selling prices reflected price increases related primarily to rising material costs and to a more favorable customer and product mix of sales. A 24 percent drop in biodiesel sales volume was the major contributor to the one percent decline in North American sales volume. Most other major product lines except laundry and cleaning products were also down between years. Sales volumes for laundry and cleaning products, North American operations’ largest product line, increased 12 percent due to higher sales volume of fabric softener and new business.

The 18 percent increase in net sales for European operations was attributable to a 22 percent increase in average selling prices and the favorable effect of foreign currency translation, which accounted for $48.5 million and $1.8 million, respectively, of the increase. Sales volume declined four percent between years, reducing the year-to-year growth of net sales by $9.7 million. Selling price increases, related primarily to rising material costs, and a more favorable customer and product mix of sales caused the increase in average selling prices. Both the France and UK subsidiaries contributed to the decline in sales volume, which resulted from business lost due to price competition and to the slowdown in business for two large customers.

Net sales for Latin American operations increased 24 percent from year to year due to a 22 percent improvement in average selling prices, the favorable effects of foreign currency translation and a two percent rise in sales volume, which accounted for about $19.4 million, $1.9 million, and $1.5 million, respectively, of the net sales increase. Selling price increases related to higher raw material costs led to the improved average selling prices. Additional business for the Company’s Brazil and Colombia subsidiaries, partially offset by lower fabric softener sales volume for the Company’s Mexico subsidiary, drove the sales volume gain.

Surfactants operating income for 2008 was $22.5 million, or 76 percent, higher than the prior year. 2007 operating income included a $4.2 million gain on the sale of the Company’s specialty esters product line and a $3.5 million charge for the impairment of Stepan UK’s goodwill. Gross profit increased $30.1 million, or 33 percent. All three regions posted higher year-to-year gross profit. Operating expenses increased $7.5 million, or 12 percent. Year-to-year comparisons of gross profit by region and total segment operating expenses and operating income follow:

	For the Year Ended
(Dollars in thousands)	December 31, 2008	December 31, 2007	Increase / (Decrease)	Percent Change
Gross Profit
North America	$85,982	$68,785	$17,197	+25
Europe	17,843	14,649	3,194	+22
Latin America	17,872	8,179	9,693	+119

Total Surfactants Segment	$121,697	$91,613	$30,084	+33

Operating Expenses	69,436	61,897	7,539	+12

Operating Income	$52,261	$29,716	$22,545	+76

Gross profit for North American operations improved 25 percent between years due largely to higher selling prices implemented to recover some margin lost in prior years to rising raw material costs. A more favorable customer and product mix also contributed to the gross profit improvement. The regaining of profit margin and the improved sales mix more than offset the effect of the one percent decline in sales volume. Most of the year-to-year profit improvement occurred in the first three quarters of 2008. Fourth quarter 2008 gross profit fell $3.0 million, or 17 percent, from fourth quarter 2007 gross profit. Much of the quarter-to-quarter decrease was attributable to declining biodiesel profitability resulting from the consumption of high priced raw material inventories as falling crude oil and diesel prices drove biodiesel selling prices lower.

Gross profit for European operations increased 22 percent due to higher average selling prices and a $0.9 million favorable impact of foreign currency translation that more than offset the effect of a four percent decline in sales volume. Selling price increases were made throughout the year to recoup some of the profit margin lost in previous years to persistent rising raw material costs. A more favorable mix of sales contributed to the improved gross profit.

Latin American operations’ gross profit increased 119 percent as a result of gains at all three Latin American subsidiaries. Lower outsourcing costs, higher selling prices and the two percent rise in sales volume led to the improved gross profit. Outsourcing costs were unusually high in the prior year because Stepan Mexico purchased finished goods for resale while an expansion of its manufacturing facility and product approvals were being completed. The favorable effects of foreign currency translation added approximately $0.4 million to the region’s total year-to-year gross profit growth.

Operating expenses for the surfactants segment were up $7.5 million, or 12 percent, from 2007 to 2008. Excluding the effects of foreign currency translation, the 2007 product line sale and the 2007 Stepan UK impairment charge, operating expenses increased $6.2 million, or 10 percent. Marketing and research and development expenses for North American operations accounted for approximately $2.7 million and $2.2 million, respectively, of the total operating expense increase. Higher incentive-based compensation, pension transition expense and salary expense accounted for most of the North American marketing and research and development expense increases. Higher bad debt expense and consulting fees also contributed to the rise in marketing expense.

Polymers

Polymer net sales for 2008 increased $37.8 million, or 12 percent, over net sales for 2007. Higher selling prices and the favorable effects of foreign currency translation accounted for approximately $37.3 million and $7.7 million of the net sales improvement, respectively. Sales volume declined two percent between years, which reduced the sales improvement by $7.2 million. A year-to-year comparison of net sales by region is displayed below:

	For the Year Ended
(Dollars in thousands)	December 31, 2008	December 31, 2007	Increase / (Decrease)	Percent Change
North America	$253,514	$240,553	$12,961	+5
Europe	93,072	69,840	23,232	+33
Asia and Other	12,428	10,835	1,593	+15

Total Polymers Segment	$359,014	$321,228	$37,786	+12

Net sales for North American operations increased five percent as a result of a 14 percent increase in average selling prices partially offset by a seven percent decline in sales volume. The increase in selling prices accounted for approximately $30.5 million of the net sales increase, while the decline in sales volume reduced the growth in net sales by $17.5 million. The higher average selling prices resulted from the recovery of higher raw material costs. The sales volume decline was primarily attributable to lower sales of phthalic anhydride. Sales volume for phthalic anhydride dropped 22 percent between years due largely to ongoing sluggishness in the unsaturated polyester resins market, which sells products to the automotive, recreational vehicles and boating industries. Sales volume for polyols, the largest polymer product line, increased six percent between years as demand from existing roofing insulation customers remained strong, particularly through the first three quarters of 2008. Demand was down in the fourth quarter due to the downturn in the overall economy and to delayed order patterns in anticipation of lower

January 2009 prices. Sales volume of polyurethane system products fell 21 percent as a result of the July 2008 sale of the Company’s commodity system product lines.

Net sales for European operations improved 33 percent due to an 18 percent increase in polyol sales volume, a five percent increase in average selling prices and favorable foreign currency translation, which accounted for $12.3 million, $4.2 million and $6.7 million, respectively, of the year-to-year net sales increase. Demand from the European insulation market was strong through the first three quarters of 2008, due principally to higher energy costs and new insulation standards. However, sales volume for the fourth quarter of 2008 dropped from that of the fourth quarter of 2007 as a result of the slowdown in the global economy. The increase in average selling prices resulted from the recovery of higher raw material costs.

The 15 percent improvement in net sales for Asia and Other regions was primarily attributable to a $1.0 million favorable effect of foreign currency translation. A three percent increase in average selling prices and a two percent increase in sales volume each contributed about $0.3 million to the net sales increase.

Polymer operating income for 2008 increased $6.1 million, or 22 percent, over operating income for 2007. Operating income for 2008 included the $9.9 million gain on the July sale of the commodity polyurethane systems product lines. Excluding the gain on sale, operating income fell $3.9 million, or 14 percent, between years. Gross profit declined $1.6 million, or four percent. Excluding the gain on sale, operating expenses increased $2.3 million, or 15 percent, between years. Below are year-to-year comparisons of gross profit by region and total segment operating expenses and operating income:

	For the Year Ended
(Dollars in thousands)	December 31, 2008	December 31, 2007	Increase / (Decrease)	Percent Change
Gross Profit
North America	$25,932	$30,946	$(5,014)	-16
Europe	14,497	11,905	2,592	+22
Asia and Other	1,471	610	861	+141

Total Polymers Segment	$41,900	$43,461	$(1,561)	-4

Operating Expenses	17,726	15,417	2,309	+15
Gain on Product Line Sale	(9,929)	—	(9,929)	NM

Operating Income	$34,103	$28,044	$6,059	+22

The 16 percent decline in gross profit for North American operations was attributable to a seven percent decrease in sales volume and higher raw material, maintenance and utility costs. Average raw material costs for all product lines were up approximately 14 percent between years, which essentially eliminated the effect of higher selling prices. Maintenance costs increased approximately $1.5 million, or 57 percent, between years due primarily to work performed during a planned three-week maintenance shutdown of the phthalic anhydride and polyol production facilities occurring in the fourth quarter of 2008. Utility costs increased $0.8 million from year to year due largely to increased rates for electricity and natural gas. As noted previously, the slowdown in the economy has begun to affect polymer sales volumes. While raw material prices began to recede in the fourth quarter of 2008, pressure on sales volumes may negatively impact 2009 profits.

Gross profit for European operations increased 22 percent due to an 18 percent increase in sales volume and a $1.2 million favorable effect of foreign currency translation. Higher raw material costs negatively impacted the gross profit result. The region was successful in recovering higher raw material costs throughout the year, but the current economic environment may result in downward pressure on both selling prices and volumes in 2009.

The improvement in gross profit for Asia and Other regions resulted from higher sales prices and sales volume and a more profitable customer mix.

The $2.3 million increase in operating expenses (excluding the gain on sale of the polyurethane system product lines) was principally attributable to a $1.4 million increase in expenses for North American operations and a $0.5 million increase in expenses for European operations. The effects of foreign currency translation added an additional $0.3 million of expense. North American operations marketing and research and development expenses each accounted for $0.7 million of the operating expense increase. Higher incentive-based pay, pension transition expense and salary expenses accounted for the majority of the increase in both the marketing and research and development expenses. Higher agents’ commissions, bonus expense and bad debt expense accounted for most of the increase in Europe’s operating expenses.

Specialty Products

Net sales for 2008 were $8.7 million, or 27 percent, higher than net sales for 2007. Increased sales volume and average selling prices for the segment’s food ingredient products led to the net sales increase. Despite the increase in net sales, operating income was unchanged from year to year as the effect of higher sales volume and prices for food ingredient products was offset by a decline in sales of the segment’s higher margin pharmaceutical products.

Corporate Expenses

Corporate expenses, which primarily comprise operating expenses that are not allocated to the reportable segments, declined $7.0 million, or 24 percent, to $21.6 million for 2008 from $28.6 million for 2007. The following table depicts the major items that accounted for the year-to-year decline in corporate expenses:

(Dollars in millions)	Increase /(Decrease)
Gain on Land Sale	$(8.5	) (a)
Deferred Compensation	(2.0	) (b)
Incentive-based Compensation	0.9	(c)
Fringe Benefits	0.5	(d)
Salaried Payroll	0.4
Other	1.7

Total	$(7.0)

(a)	Reflects the gain on the sale of 88 acres of the Millsdale manufacturing facility’s land (the gain was not attributed to a reportable segment and, therefore, was included in corporate expenses).
(b)	Due primarily to declines in the market values of the mutual fund assets held for the deferred compensation plans. A $14.46 per share increase in the price of the Company’s common stock partially offset the effect of the decrease in the values of the mutual funds.
(c)	Includes stock-based compensation, bonuses and profit sharing, all of which increased year-to-year due to the improvement in Company earnings.
(d)	Due primarily to the acceleration of a portion of the Company’s defined contribution pension transition expense.

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

Consolidated net sales for 2007 were $157.3 million, or 13 percent, higher than consolidated net sales for 2006. All reportable segments reported year-over-year net sales increases. A six percent increase in average selling prices, a five percent increase in sales volume and the favorable effects of currency translation accounted for approximately $71.7 million, $52.7 million and $32.9 million, respectively, of the net sales increase. The recovery of higher raw material costs from customers accounted for most of the increase in average net selling prices. All segments contributed to the sales volume improvement. The currency translation effect was attributable to a U.S. dollar that weakened against nearly all local currencies for the countries where the Company has operations.

Operating income for 2007 was $19.2 million, or 121 percent, higher than operating income for 2006. Approximately $1.3 million of the increase resulted from the effects of currency translation. Gross profit improved $15.6 million, or 12 percent. All three segments reported higher year-over-year gross profit. Increased sales volume played a role in the growth of each segment’s profitability. In addition, higher selling prices and an improved customer and product mix contributed to the gross profit improvement for the surfactants segment. Company gross profit was negatively affected by $1.4 million of curtailment expense resulting from freezing the Company’s Retirement Plan for Millsdale and Anaheim Hourly Employees.

Operating expenses declined $3.6 million, or three percent, due to lower administrative expenses ($6.4 million or 14 percent) partially offset by higher research and development expenses ($1.8 million or six percent) and marketing expenses ($1.7 million or five percent). 2007 operating expenses also included a $4.2 million gain on the sale of the specialty esters product line and a $3.5 million goodwill impairment charge at the Company’s United Kingdom subsidiary. Numerous items contributed to the decline in administrative expenses. The most notable factors were a $4.5 million drop in legal and environmental expenses, a $2.5 million reduction in severance costs and a $1.4 million decline in compensation expenses related to the Company’s deferred compensation plans. A $1.4 million increase in salaried payroll expenses and $0.8 million from the effects of foreign currency translations partially offset the favorable year-to-year administrative expense variances. See the ‘Corporate Expense’ section of this discussion for additional details about the year-to-year changes in legal and environmental and deferred compensation expenses. The non-recurring nature of a $2.8 million 2006 fourth quarter charge for the European surfactants staffing reorganization accounted for the drop in severance costs. A $1.8 million increase in salaried payroll expenses accounted for the higher research and development expenses. The higher marketing expenses were attributable to $0.9 million of foreign currency translation and a $0.8 million increase in U.S. salaried payroll expenses. Salaried payroll costs for all categories were up due to fringe benefit expenses, incentive bonus compensation and salary expenses.

Interest expense increased $0.8 million, or 10 percent, from 2007 to 2006 due to higher average debt levels and short-term interest rates. Increased working capital needs, driven by higher raw material costs, led to the higher average debt levels.

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

The effective tax rate was 36.6 percent for 2007 compared to 12.2 percent for 2006. As a result of increased consolidated income for 2007, the tax benefit realized from tax credits and deductions as a percentage of income was reduced resulting in a higher effective tax rate. The effective tax rate also increased due to the recording of Stepan UK’s goodwill impairment for which no tax benefit was realized and to the favorable effect that one-time tax benefits in Mexico and the recognition of German tax loss carryforward benefits had on the 2006 tax provision.

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

The net sales growth for North American operations was attributable to a four percent growth in sales volume, a two percent increase in average selling prices and the effects of foreign currency translation, which accounted for $22.4 million, $13.1 million and $3.0 million, respectively, of the change between years. U.S. sales volume increased five percent between years primarily due to a 14 percent improvement in the commodity laundry product lines and a 21 percent increase in agricultural chemical product lines. The increase in sales for the laundry commodity product lines resulted from multiple factors, including gaining additional business at some accounts and picking up spot business at others due to manufacturing issues with customers’ in-house production. High farm crop prices and high utilization of farm acreage stimulated the demand for the Company’s agricultural products. The increased average selling prices reflected the Company’s continued efforts to recover material cost increases from customers.

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

The increase in net sales for Latin American operations was attributable to a 14 percent improvement in average selling prices, the favorable effects of foreign currency translation and a one percent rise in sales volume. Higher average selling prices and foreign currency translation accounted for $11.5 million and $4.5 million, respectively, of the net sales growth. Sales volume contributed $0.6 million to the increase. All locations reported higher net sales. Price increases necessitated by higher raw material costs and a more favorable mix of sales led to the increase in average selling prices. Sales volume increases for the region’s Colombia and Brazil locations were largely offset by a decline in sales volume for operations in Mexico.

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
Gross Profit
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

Despite higher selling prices and sales volumes, gross profit for Latin American operations declined 13 percent between years. Excluding the favorable effects of foreign currency, gross profit for Latin American operations fell $1.7 million, or 18 percent. The decline was entirely attributable to the Company’s Mexico subsidiary, which was negatively impacted by higher raw material costs for which selling price increases could not keep pace.

Operating expenses for the surfactants segment increased $1.9 million, or three percent, between 2007 and 2006. Excluding the Stepan UK goodwill impairment charge and the gain on the sale of the specialty esters product line, operating expenses increased $2.6 million, or four percent. A $2.6 million increase in expenses for North America operations, $1.6 million of foreign currency translation and $0.6 million of fees for the registration of the Company’s biocide products sold in Europe accounted for the higher operating expenses. Higher research expenses, due primarily to higher salaries, benefit and bonus expenses, caused the increase in operating expenses for North America operations. The foregoing was partially offset by a $2.5 million decline in severance expense. Expenses for 2006 included a $2.8 million fourth quarter severance charge related to the restructuring of the European surfactants organization.

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

The increase in North American operations net sales was driven by higher average selling prices, generated by the recovery of rising raw material costs, and a four percent improvement in sales volume. The increase in selling prices and sales volume accounted for $16.4 million and $9.3 million, respectively, of the net sales improvement. Average selling prices for 2007 were seven percent higher than average prices for 2006. Polyols was the principal contributor to the North American net sales and sales volume improvements.

The increase in net sales for European operations resulted from a 37 percent increase in sales volume, higher selling prices and foreign currency translation. Higher sales volume contributed $15.1 million to the net sales improvement, while higher selling prices and the favorable effect of foreign currency translation contributed $8.2 million and $5.7 million, respectively. Stronger European insulation demand and a stronger economic climate led to the sales volume increase. Higher energy costs and insulation standards drove the increase in insulation demand. Excluding the effect of foreign currency exchange, average selling prices increased 15 percent between years due to the recovery of higher raw material costs and strong demand for the Company’s polymer products.

For Asia and Other regions, a 15 percent increase in average selling prices, the effects of foreign currency translation, and a six percent increase in sales volume accounted for $1.3 million, $0.6 million and $0.5 million, respectively, of the net sales growth. The recovery of raw material costs from customers was the major factor for the increase in selling prices.

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
Gross Profit
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

The significant growth in European operations gross profit reflected the increases in polyol sales volume and selling prices noted earlier. Raw material costs continued to rise, but selling price increases kept pace. The favorable effects of foreign currency translation accounted for $0.9 million of the year-to-year gross profit growth.

The gross profit increase for Asia and Other was principally attributable to the selling price and sales volume increases noted earlier.

Operating expenses for the polymer segment were up $0.8 million, or five percent, between years. Approximately $0.3 million of the increase was due to the effects of foreign currency translation. Most of the remaining increase was attributable to higher marketing expenses needed to support the growing European business.

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

Corporate Expenses

Corporate expenses, which comprise corporate operating expenses (including legal and environmental expenses) that are not allocated to the reportable segments, declined $6.1 million, or 18 percent, to $28.6 million for 2007 from $34.7 million for 2006. The following table depicts the major items that accounted for the year-to-year corporate expense decline:

(Dollars in millions)	Increase/ (Decrease)
Legal/Environmental Expense	($4.5	)(a)
Deferred Compensation	(1.4	)(b)
Other	(0.2)

Total	($6.1)

(a)	2006 expense included a $3.0 million fourth quarter settlement for personal injury claims associated with the Company’s previously owned Wilmington, Massachusetts, site (sold in 1980) and $0.6 million in expense to reflect increased environmental liability requirements. In addition, expenses were down year over year as a result of a decline in outside legal fees related to litigation, environmental issues and retirement benefit plans.
(b)	Due to lower 2007 versus 2006 growth in the value of the Company’s common stock on which a large portion of the deferred compensation liability is based. In 2007, the price of the Company’s common stock increased $0.86 per share from $31.67 per share on December 31, 2006, to $32.53 per share on December 31, 2007. In 2006, the price of the Company’s common stock increased $4.78 per share from $26.89 per share on December 31, 2005, to $31.67 per share on December 31, 2006.

Liquidity and Financial Condition

Cash flow from operating activities totaled to a net source of $29.1 million for the full year of 2008, compared to $47.1 million for 2007. Net income in 2008 increased by $22.1 million compared to the prior year, but the increase was more than offset by higher working capital demands during 2008, driven by raw material inflation. During 2008, accounts receivable and inventories, net of accounts payable, consumed $35.3 million compared to only $3.8 million during 2007. Looking forward to 2009, it is management’s view that fluctuations in raw material costs are expected to decrease as a risk factor to the Company’s cash flow.

Investing activities consumed $43.0 million during 2008, compared to $35.3 million during 2007. Capital expenditures totaled $49.8 million for 2008, including the purchase of an office building near its Northfield, IL headquarters for $6.4 million, compared to $39.8 million in 2007. During the third quarter of 2008, the Company completed the sale of its urethane systems commodity business for $9.9 million and sold 88 acres of farmland at its Millsdale (Joliet, IL) plant for $8.6 million. The land sale and office building acquisition were completed in an Internal Revenue Code 1031 tax deferred, like-kind exchange. To accomplish the tax deferred exchange, the Company directed that the proceeds from the Millsdale land sale be deposited with and held by a qualified intermediary until consummation of the exchange. As a result, the proceeds from the land sale are treated as restricted cash. At December 31, 2008, the balance of restricted cash was $8.5 million. For 2009, the Company estimates that capital spending will total approximately $45.0 to $50.0 million.

Total Company debt increased by $15.0 million during 2008, from $128.0 million to $143.0 million. U.S. debt increased by $14.0 million from year to year, driven mainly by working capital requirements. As of December 31, 2008, the ratio of total debt to total debt plus shareholders’ equity was 40.7 percent, compared to 38.3 percent at December 31, 2007. Net debt, which is total debt minus cash and cash equivalents and restricted cash, was $126.3 million as of December 31, 2008, up by $4.1 million from $122.2 million at the end of 2007. The ratio of net debt to net debt plus shareholders’ equity was 37.8 percent as of December 31, 2008 versus 37.2 percent one year earlier.

At December 31, 2008, Company debt included $80.9 million of unsecured promissory notes with maturities extending through 2018. These notes are the Company’s primary source of long-term debt financing, and are supplemented by bank credit facilities to meet short and medium term needs.

On June 26, 2008, the Company completed a $30.0 million unsecured term loan with three U.S. banks for working capital and other corporate purposes. The new term loan has a final maturity of five years and requires the maintenance of certain financial ratios and covenants that are similar to those contained in the existing $60.0 million committed bank credit agreement, which is discussed below.

The Company maintains contractual relationships with its U.S. banks that provide for unsecured, revolving credit of up to $60.0 million, which may be drawn upon as needed for general corporate purposes through April 20, 2011 under a revolving credit agreement. At December 31, 2008, the Company had outstanding debt of $0.6 million and outstanding letters of credit totaling $1.5 million under this agreement. There was $57.9 million available under the revolving credit agreement at December 31, 2008. This agreement includes participation by JPMorgan Chase Bank, N.A. (agent), Bank of America, N.A., Harris, N.A. and The Northern Trust Company. There is a risk that, at a future time, any of these banks could become unable to fulfill its commitment to lend on request under this agreement, which would negatively impact the Company’s short-term liquidity. However, it is the opinion of management that this risk has been significantly mitigated by the multi-bank structure of this agreement.

Certain foreign subsidiaries of the Company maintain bank term loans and short-term bank lines of credit in their respective local currencies to meet working capital requirements as well as to fund capital expenditure programs and acquisitions. At December 31, 2008, the Company’s European subsidiaries had term loans totaling $4.5 million including current maturities. The European subsidiaries also had short-term bank debt totaling $19.3 million with unborrowed capacity of approximately $11.3 million at that date. The Company’s Mexican and Brazilian subsidiaries had debt totaling $4.9 million and $1.4 million, respectively. The Company’s 80 percent owned Chinese joint venture had $1.2 million of bank debt as of December 31, 2008, most of which is guaranteed by Stepan Company.

The Company’s loan agreements contain provisions, which, among others, require maintenance of certain financial ratios and place limitations on additional debt, investments and payment of dividends. The Company was in compliance with all of its loan agreements as of December 31, 2008. Based on current projections, the Company believes it will be in compliance with its loan agreements throughout 2009.

Despite general tightening in the credit markets, the Company anticipates that cash from operations and from committed credit facilities, subject to the foregoing, will be sufficient to fund anticipated capital expenditures, dividends and other planned financial commitments for the foreseeable future. Any substantial acquisitions would require additional funding.

Outlook

Excluding the gains on the sales of the polyurethane systems product line and the Millsdale land, the record performance in 2008 was the result of the Company’s strategy to diversify the customer and product mix within its core markets combined with a disciplined approach to its cost structure. The depth of the recession in 2009 will affect the Company’s sales volume, particularly in the polymer end-markets. The surfactant segment, particularly the volumes associated with consumer laundry and personal care applications, has historically been relatively resistant to a recession. In 2009, the Company will continue to stay close to the customers within its core markets while focusing on innovation and cost reduction opportunities.

Contractual Obligations

At December 31, 2008, the Company’s contractual obligations, including estimated payments by period, were as follows:

	Payments Due by Period
(Dollars in thousands)	Total	Less than 1 year	1-3 years	3 –5 years	More than 5 years
Long Term Debt Obligations	$142,989	$38,264	$18,886	$48,691	$37,148
Interest Payments on Debt Obligations (a)	30,137	7,428	9,800	7,150	5,759
Capital Lease Obligations	1,554	259	518	518	259
Operating Lease Obligations	17,387	2,927	4,100	2,893	7,467
Purchase Obligations (b)	45,026	38,640	6,331	55	—
Other (c)	23,151	4,861	2,900	2,487	12,903

Total	$260,244	$92,379	$42,535	$61,794	$63,536

(a)	Interest payments on debt obligations represent interest on all Company debt at December 31, 2008. The interest payment amounts related to the variable rate component of the Company’s debt assume that interest will be paid at the rates prevailing at December 31, 2008. Future interest rates may change, and therefore, actual interest payments would differ from those disclosed in the above table.
(b)	Purchase obligations consist of raw material, utility and telecommunication service purchases made in the normal course of business.
(c)	The “Other” category comprises deferred revenues that represent commitments to deliver products; expected 2009 required contributions to the Company’s funded defined benefit pension plans; estimated payments related to the Company’s unfunded defined benefit supplemental executive and outside directors pension plans; estimated payments (undiscounted) related to the Company’s asset retirement obligations; and environmental remediation payments for which amounts and periods can be reasonably estimated.

The above table does not include $70.4 million of other non-current liabilities recorded on the balance sheet at December 31, 2008, as summarized in Note 18 to the consolidated financial statements. The significant non-current liabilities excluded from the table are defined benefit pension, deferred compensation, environmental and legal liabilities and unrecognized tax benefits for which payment periods can not be reasonably determined.

Pension Plans

The Company has a number of defined benefit pension plans, the most significant of which cover employees in its U.S. and U.K. locations. The U.S. and U.K. plans have been frozen, and service benefit accruals are no longer being made. The underfunded status of the Company’s defined benefit pension plans increased 207 percent from $12.8 million at December 31, 2007, to $39.3 million at December 31, 2008. Poor performance of the investment assets held to fund the liabilities of the Company’s various pension plans accounted for most of the increase in the underfunded status. The performance of the Company’s pension investment assets reflected the downturn in the equity and bond markets precipitated by the troubled U.S. and global economies. Although the U.S. Congress approved The Worker, Retiree and Employer Recovery Act of 2008, which provides some relief from the funding requirements of the Pension Protection Act, the required contributions to the Company’s defined benefit plans will increase. The Company contributed $0.9 million to its funded defined benefit pension plans in 2008. The Company expects to contribute approximately $2.8 million to the plans in 2009. Payments related to the unfunded non-qualified plans will approximate $0.4 million in 2009 compared to $0.2 million in 2008.

Letters of Credit

The Company maintains standby letters of credit under its workers’ compensation insurance agreements and for other purposes as needed from time to time. The insurance letters of credit are renewed annually and amended to the amounts required by the insurance agreements. As of December 31, 2008, the Company had a total of $1.5 million in outstanding standby letters of credit.

Off-Balance Sheet Arrangements

The Securities and Exchange Commission requires disclosure of off-balance sheet arrangements that either have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors. As of December 31, 2008 and 2007, the Company did not have any of the noted off-balance sheet arrangements.

Environmental and Legal Matters

The Company’s operations are subject to extensive local, state and federal regulations. Although the Company’s environmental policies and practices are designed to ensure compliance with these laws and regulations, future developments and increasingly stringent environmental regulation could require the Company to make additional unforeseen environmental expenditures. The Company will continue to invest in the equipment and facilities necessary to comply with existing and future regulations. During 2008, the Company’s expenditures for capital projects related to the environment were $3.8 million. These projects are capitalized and depreciated over their estimated useful lives, which is typically 10 years. Recurring costs associated with the operation and maintenance of facilities for waste treatment and disposal and managing environmental compliance in ongoing operations at our manufacturing locations were approximately $15.4 million for 2008, $13.7 million for 2007 and $13.1 million for 2006. While difficult to project, it is not anticipated that these recurring expenses will increase significantly in the future.

Over the years, the Company has received requests for information related to or has been named by the government as a potentially responsible party at 23 waste disposal sites where cleanup costs have been or may be incurred under CERCLA and similar state statutes. In addition, damages are being claimed against the Company in general liability actions for alleged personal injury or property damage in the case of some disposal and plant sites. The Company believes that it has made adequate provisions for the costs it may incur with respect to the sites. See the Critical Accounting Policies section that follows for a discussion of the Company’s environmental liabilities accounting policy. Because reported liabilities are recorded based on estimates, actual amounts could differ from those estimates. After partial remediation payments at certain sites, the Company has estimated a range of possible environmental and legal losses from $10.8 million to $34.4 million at December 31, 2008, compared to $10.1 million to $34.2 million at December 31, 2007. At December 31, 2008 the Company’s accrued liability for such losses, which represents the Company’s best estimate within the estimated range of possible environmental and legal losses, was $16.7 million compared to $17.2 million at December 31, 2007. During 2008, non-capital cash outlays related to legal and environmental matters approximated $2.7 million compared to $7.5 million expended in 2007. Settlement payments were down between years.

For certain sites, estimates cannot be made of the total costs of compliance or the Company’s share of such costs; consequently, the Company is unable to predict the effect thereof on the Company’s cash flows or results of operations. Management believes that in the event of one or more adverse determinations in any annual or interim period, the impact on the Company’s cash flows or results of operations for those periods could be material. However, based upon the Company’s present belief as to its relative involvement at these sites, other viable entities’ responsibilities for cleanup and the extended period over which any costs would be incurred, the Company believes that these matters will not have a material effect on the Company’s financial position. Certain of these matters are discussed in Item 3, Legal Proceedings, in this report and in other filings of the Company with the Securities and Exchange Commission, which are available upon request from the Company. See also Note 19, Contingencies, in the Notes to Consolidated Financial Statements for a summary of the environmental proceedings related to certain environmental sites.

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

Deferred Compensation

The Company sponsors deferred compensation plans that allow management to defer receipt of its bonuses and outside directors to defer receipt of their director fees until retirement, departure from the Company or as elected. The Company funds its obligations associated with these plans by purchasing investment assets that match the investment choices made by the plan participants. The investment options include Company common stock and a limited selection of mutual funds. The Company maintains sufficient shares of treasury stock to cover the equivalent number of shares resulting from participants electing the Company common stock option. As a result, the Company must periodically purchase its common shares on the open market. The plans allow for the compensation being deferred to grow or decline based on the results of the investment options chosen by the participants. Some plan distributions may be made in cash or Company common stock at the option of the participant. Certain plan distributions can only be made in Company common stock. Upon retirement or departure from the Company, participants receive cash amounts equivalent to the payment date value of the investment choices they have made or Company common stock shares equal to the number of units held in their account. For deferred compensation obligations that may be settled in cash, appreciation in the value of Stepan Company common stock or the mutual fund options under the plan results in additional compensation expense to the Company. Conversely, declines in the value of Company stock or the mutual funds result in a reduction of compensation expense since such declines reduce the cash obligation of the Company as of the date of the financial statements. It is these market price movements that result in the significant period-to-period fluctuations that impact the Company’s Consolidated Statements of Income. Because the obligations that must be settled only in Company common stock are treated as equity instruments, fluctuations in the market price of the underlying Company stock do not affect earnings.

At December 31, 2008, the Company’s deferred compensation liability was $24.7 million, of which approximately 54 percent represented deferred compensation tied to the performance of the Company’s common stock; the remainder was tied to the mutual fund investment choices. A $1.00 increase in the market price of the Company’s common stock will result in approximately $0.3 million of additional compensation expense. Similarly, a $1.00 reduction in the market price of the common stock will reduce compensation expense by a like amount. The expense or income associated with the mutual fund component will fluctuate generally in line with the overall percentage increase or decrease of the U.S. stock markets.

The mutual fund assets are recorded on the Company’s balance sheet at cost when acquired and adjusted to their market values at the end of each reporting period. On January 1, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. The Company elected the fair value option for the mutual fund investment assets related to its deferred compensation plans. The fair value election for the mutual fund investment assets was made to reduce the income volatility caused by the current accounting treatment for the Company’s deferred compensation plans. Specifically, beginning in 2008, market value changes for the mutual fund investment assets are recorded in the income statement in the same periods that the offsetting changes in the deferred compensation liabilities are recorded. In 2007 and prior years, value changes for the mutual fund investments were recorded as direct adjustments to shareholders’ equity in accumulated other comprehensive income . The accounting treatment for the portions of the deferred compensation liabilities that are tied to the Company’s common stock values are not affected by the fair value election. See Note 3, Long-Term Investments, in the Notes to Consolidated Financial Statements, for a more detailed discussion of the effect that the adoption of SFAS No. 159 had on the accounting treatment of the Company’s mutual fund investments. Dividends, capital gains distributed by the mutual funds, unrealized gains and losses and realized gains and losses from sales of mutual fund shares, are recognized as investment income/loss in the “Other, net” line of the Consolidated Statements of Income.

Because the Company’s common stock is held as treasury stock, no further adjustments are made to equity as a result of market price movements in the stock.

Environmental Liabilities

It is the Company’s accounting policy to record environmental liabilities when environmental assessments and/or remedial efforts are probable and the cost or range of possible costs can be reasonably estimated. When no amount within a range of possible costs is a better estimate than any other amount, the minimum is accrued. Some of the factors on which the Company bases its estimates include information provided by feasibility studies, potentially responsible party negotiations and the development of remedial action plans.

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

The Company uses short-term forward contracts to limit the exposure of certain foreign currency transactions and balances to fluctuating exchange rates. At December 31, 2008, the Company had one forward contract to sell $15.7 million on behalf of its Canadian subsidiary. The Company also had contracts to purchase €3.9 million on behalf of its U.K. subsidiary. Finally, the Company had contracts to sell $0.5 million and to buy $0.2 million on behalf of its French and German subsidiaries, respectively.

From time to time, the Company and its subsidiaries extend U.S. dollar and euro denominated trade receivables or loans to each other. Gains or losses on such transactions are recorded in income. Foreign currency exposures for the Company’s Canadian and European subsidiaries are substantially all covered by forward contracts as noted above. As of December 31, 2008, the Company had net trade receivables of $4.4 million due from its Brazilian subsidiary. Hypothetical fluctuations of 10 percent in the exchange rate of the Brazilian real would result in a gain or loss of $0.4 million.

INTEREST RATES

The Company’s debt was composed of fixed-rate and variable-rate borrowings totaling $112.2 million and $30.7 million, respectively, as of December 31, 2008. For 2009, it is projected that interest on variable-rate borrowings will total approximately $4.8 million. A hypothetical 10 percent average change to short-term interest rates would result in a $0.5 million increase or decrease to interest expense for 2009.

The fair value of the Company’s fixed-rate debt, including current maturities, was estimated to be $82.2 million as of December 31, 2008, which was approximately $9.7 million below the carrying value. Market risk was estimated as the potential increase to the fair value that would result from a hypothetical 10 percent decrease in the Company’s weighted average long-term borrowing rates at December 31, 2008, or $2.7 million.

COMMODITY PRICE RISK

Certain raw materials used in the manufacture of the Company’s products are subject to price volatility caused by weather, petroleum prices, general economic demand and other unpredictable factors. Increased raw material costs are recovered from customers as quickly as the marketplace allows; however, certain customers have arrangements that allow for price changes only on a quarterly basis, and competitive pressures sometimes prevent the recovery of cost increases from customers, particularly in periods where there is excess industry capacity. As a result, for some product lines or market segments it may take time to recover raw material price increases. Periodically, firm purchase commitments are entered into which fix the price of a specific commodity that will be delivered at a future time. Forward contracts are used to aid in managing the Company’s natural gas and electric costs. At December 31, 2008, the Company had open forward contracts for the purchase of 1.3 million dekatherms of natural gas at a cost of $13.4 million. Because the Company has agreed to fixed prices for the noted quantity of natural gas, a hypothetical 10 percent fluctuation in the price of natural gas would cause the Company’s actual natural gas cost to be $1.3 million higher or lower than the market price. Also at December 31, 2008, the Company had contracts to purchase a minimum of 197,000 megawatt hours of electricity at a cost of $13.9 million. Because the Company has agreed to fixed prices for the noted quantity of electricity, a hypothetical 10 percent fluctuation in the price of electricity would cause the Company’s actual electric cost to be $1.4 million higher or lower than the market price.

Item 8.	Financial Statements and Supplementary Data

The following statements and data are included in this item:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Income (For years ended December 31, 2008, 2007 and 2006)

Consolidated Balance Sheets (December 31, 2008 and 2007)

Consolidated Statements of Cash Flow (For years ended December 31, 2008, 2007 and 2006)

Consolidated Statements of Stockholders’ Equity (For years ended December 31, 2008, 2007 and 2006)

Notes to Consolidated Financial Statements

Selected Quarterly Financial Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Stepan Company

Northfield, Illinois

We have audited the accompanying consolidated balance sheets of Stepan Company and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, and elected the fair value option for its mutual fund investments as of January 1, 2008.

We have also audited, in accordance with the standards of the PCAOB, the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2009, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP

Chicago, Illinois

February 24, 2009

Stepan Company

Consolidated Statements of Income

For the years ended December 31, 2008, 2007 and 2006

(In thousands, except per share amounts)	2008	2007	2006
Net Sales (Note 1)	$1,600,130	$1,329,901	$1,172,583
Cost of Sales	1,430,593	1,188,505	1,046,797

Gross Profit	169,537	141,396	125,786

Operating Expenses:
Marketing	41,218	36,165	34,452
Administrative	41,600	39,402	45,844
Research, development and technical services (Note 1)	34,437	31,457	29,637

	117,255	107,024	109,933

Sale of land (Note 5 )	(8,469)	—	—
Sale of product line (Note 2)	(9,929)	(4,190)	—
Goodwill impairment charge (Note 7)	—	3,467	—

Operating Income	70,680	35,095	15,853

Other Income (Expense):
Interest, net (Note 9)	(9,514)	(9,730)	(8,885)
Loss from equity in joint ventures (Note 1)	(2,697)	(416)	(812)
Other, net (Note 11)	(3,591)	(1,234)	1,233

	(15,802)	(11,380)	(8,464)

Income Before Provision for Income Taxes and Minority Interest	54,878	23,715	7,389
Provision for income taxes (Note 12)	17,615	8,687	900
Minority interest (Note 1)	91	(90)	(181)

Net Income	$37,172	$15,118	$6,670

Net Income Per Common Share (Note 21):
Basic	$3.81	$1.54	$0.64

Diluted	$3.52	$1.50	$0.63

Shares Used to Compute Net Income Per Common Share (Note 21):
Basic	9,566	9,316	9,133

Diluted	10,549	10,113	9,284

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Stepan Company

Consolidated Balance Sheets

December 31, 2008 and 2007

(Dollars in thousands)	2008	2007
Assets
Current Assets:
Cash and cash equivalents	$8,258	$5,739
Restricted cash (Note 5)	8,477	—
Receivables, less allowances of $5,247 in 2008 and $3,443 in 2007	188,444	184,277
Inventories (Note 8)	103,243	86,344
Deferred income taxes (Note 12)	10,552	8,855
Other current assets	9,449	8,717

Total current assets	328,423	293,932

Property, Plant and Equipment:
Land	11,865	11,207
Buildings and improvements	106,081	104,691
Machinery and equipment	771,243	770,500
Construction in progress	22,062	22,445

	911,251	908,843
Less: accumulated depreciation	673,085	674,781

Property, plant and equipment, net	238,166	234,062

Goodwill, net (Note 7)	4,410	4,543
Other intangible assets, net (Note 7)	6,307	6,687
Long-term investments (Notes 3 and 4)	11,351	14,803
Other non-current assets	23,240	19,158

Total assets	$611,897	$573,185

Liabilities and Stockholders’ Equity
Current Liabilities:
Current maturities of long-term debt (Note 9)	$38,264	$31,024
Accounts payable	117,247	125,071
Accrued liabilities (Note 17)	56,624	44,883

Total current liabilities	212,135	200,978

Deferred income taxes (Note 12)	2,137	3,680

Long-term debt, less current maturities (Note 9)	104,725	96,939

Other non-current liabilities (Note 18)	83,667	64,861

Commitments and Contingencies (Notes 9 and 19)

Minority Interest (Note 1)	1,089	676

Stockholders’ Equity (Note 13):
5 1/2 percent convertible preferred stock, cumulative, voting, without par value; authorized 2,000,000 shares; issued and outstanding 550,448 shares in 2008 and 567,754 shares in 2007	13,761	14,194
Common stock, $1 par value; authorized 30,000,000 shares; issued 10,840,946 shares in 2008 and 10,457,185 shares in 2007	10,841	10,457
Additional paid-in capital	54,712	37,618
Accumulated other comprehensive income (loss) (Note 1)	(40,525)	245
Retained earnings (approximately $59,433 unrestricted in 2008 and $38,187 in 2007)	197,481	168,338
Less: Treasury stock, at cost, 1,208,857 shares in 2008 and 1,148,031 shares in 2007	(28,126)	(24,801)

Stockholders’ equity	208,144	206,051

Total liabilities and stockholders’ equity	$611,897	$573,185

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Stepan Company

Consolidated Statements of Cash Flows

For the years ended December 31, 2008, 2007 and 2006

(Dollars in thousands)	2008	2007	2006
Cash Flows From Operating Activities
Net income	$37,172	$15,118	$6,670
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,928	37,176	38,384
Deferred compensation	211	2,253	3,672
Unrealized loss on long-term investments	4,999	—	—
Stock-based compensation	3,700	1,055	420
Deferred income taxes	1,278	4,701	(10,143)
Goodwill impairment charge	—	3,467	—
Sale of land	(8,469)	—	—
Gain on sale of product line	(9,929)	(4,190)	—
Other non-cash items	2,704	1,252	382
Changes in assets and liabilities:
Receivables, net	(19,058)	(13,512)	(8,000)
Inventories	(24,044)	(710)	(4,613)
Other current assets	(1,017)	96	(1,091)
Accounts payable and accrued liabilities	7,761	10,444	7,759
Pension liabilities	1,828	(4,025)	(2,554)
Environmental and legal liabilities	(578)	(5,271)	3,610
Deferred revenues	(1,398)	(405)	5,017
Excess tax benefit from stock options	(2,958)	(374)	(685)

Net Cash Provided By Operating Activities	29,130	47,075	38,828

Cash Flows From Investing Activities
Expenditures for property, plant and equipment	(49,778)	(39,815)	(45,970)
Proceeds from sale of product line	9,929	6,200	—
Increase in restricted cash	(8,477)	—	—
Proceeds from sale of land	8,634	—	—
Acquisition of product lines	(1,019)	(350)	—
Other, net	(2,335)	(1,353)	(2,524)

Net Cash Used In Investing Activities	(43,046)	(35,318)	(48,494)

Cash Flows From Financing Activities
Revolving debt and notes payable to banks, net	756	6,931	12,934
Term loan	30,000	—	—
Other debt borrowings	4,150	264	2,271
Other debt repayments	(17,507)	(12,696)	(12,474)
Dividends paid	(8,863)	(8,431)	(8,149)
Stock option exercises	6,813	1,825	3,297
Excess tax benefit from stock options	2,958	374	685
Other, net	(1,200)	(117)	(315)

Net Cash Provided By (Used In) Financing Activities	17,107	(11,850)	(1,751)

Effect of Exchange Rate Changes on Cash	(672)	463	145

Net Increase (Decrease) in Cash and Cash Equivalents	2,519	370	(11,272)
Cash and Cash Equivalents at Beginning of Year	5,739	5,369	16,641

Cash and Cash Equivalents at End of Year	$8,258	$5,739	$5,369

Supplemental Cash Flow Information
Cash payments of income taxes, net of refunds	$7,634	$9,094	$7,037
Cash payments of interest	$9,619	$9,850	$9,004

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Stepan Company

Consolidated Statements of Stockholders’ Equity

For the years ended December 31, 2008, 2007 and 2006

(Dollars in thousands)	Convertible Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Comprehensive Income
Balance, January 1, 2006	$14,381	$10,143	$26,812	$(23,298)	$(23,867)	$162,663	—
Issuance of 197,171 shares of common stock under stock option plan	—	197	3,973	—	—	—	—
Purchase of 33,220 shares of common stock, net of sales	—	—	—	(1,037)	—	—	—
Conversion of preferred stock to common stock	(60)	3	57	—	—	—	—
Equity based compensation	—	—	420	—	—	—	—
Deferred compensation	—	—	1,606	12	—	—	—
Net income	—	—	—	—	—	6,670	$6,670
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	5,805	—	5,805
Unrealized gain on securities (net of income taxes of $78)	—	—	—	—	124	—	124
Minimum pension liability adjustment (net of income taxes of $3,035)	—	—	—	—	4,199		4,199

Comprehensive income	—	—	—	—	—	—	$16,798

Defined benefit pension liability transition adjustment (net of income taxes of $351)	—	—	—	—	(553)	—	—
Cash dividends paid:
Preferred stock ($1.375 per share)	—	—	—	—	—	(789)	—
Common stock (80.50¢ per share)	—	—	—	—	—	(7,360)	—
Non-qualified stock option income tax benefit	—	—	685	—	—	—	—

Balance, December 31, 2006	14,321	10,343	33,553	(24,323)	(14,292)	161,184	—
Adoption of FIN No. 48—Uncertain tax position transition adjustment	—	—	—	—	—	467	—
Issuance of 108,601 shares of common stock under stock option plan	—	108	2,326	—	—	—	—
Purchase of 24,600 shares of common stock, net of sales	—	—	—	(727)	—	—	—
Conversion of preferred stock to common stock	(127)	6	121	—	—	—	—
Equity based compensation	—	—	1,055	—	—	—	—
Deferred compensation	—	—	75	—	—	—	—
Profit sharing (transfer of 11,527 shares of treasury stock)	—	—	114	249	—	—	—
Net income	—	—	—	—	—	15,118	$15,118
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	9,194	—	9,194
Unrealized gain on securities (net of income taxes of $180)	—	—	—	—	284	—	284
Defined benefit pension liability adjustments (net of income taxes of $3,122)	—	—	—	—	5,059	—	5,059

Comprehensive income	—	—	—	—	—	—	$29,655

Cash dividends paid:
Preferred stock ($1.375 per share)	—	—	—	—	—	(787)	—
Common stock (82.50¢ per share)	—	—	—	—	—	(7,644)	—
Non-qualified stock option income tax benefit	—	—	374	—	—	—	—

Balance, December 31, 2007	14,194	10,457	37,618	(24,801)	245	168,338	—

Stepan Company

Consolidated Statements of Stockholders’ Equity (continued)

For the years ended December 31, 2008, 2007 and 2006

(Dollars in thousands)	Convertible Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Comprehensive Income
Balance, December 31, 2007	14,194	10,457	37,618	(24,801)	245	168,338	—
Adoption of SFAS No. 159—Unrealized investment gains transition adjustment	—	—	—	—	(834)	834	—
Issuance of 364,009 shares of common stock under stock option plan	—	364	9,154	—	—	—	—
Purchase of 77,685 shares of common stock, net of sales	—	—	—	(3,689)	—	—	—
Conversion of preferred stock to common stock	(433)	20	413	—	—	—	—
Equity based compensation	—	—	3,700	—	—	—	—
Deferred compensation	—	—	692	—	—	—	—
Profit sharing (transfer of 16,859 shares of treasury stock)	—	—	177	364	—	—	—
Net income	—	—	—	—	—	37,172	$37,172
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	(21,672)	—	(21,672)
Defined benefit pension liability adjustments (net of income taxes of $11,165)	—	—	—	—	(18,264)	—	(18,264)

Comprehensive income	—	—	—	—	—	—	$(2,764)

Cash dividends paid:
Preferred stock ($1.375 per share)	—	—	—	—	—	(769)	—
Common stock (85.00¢ per share)	—	—	—	—	—	(8,094)	—
Non-qualified stock option income tax benefit	—	—	2,958	—	—	—	—

Balance, December 31, 2008	$13,761	$10,841	$54,712	$(28,126)	$(40,525)	$197,481	—

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements

Notes to Consolidated Financial Statements

For the years ended December 31, 2008, 2007 and 2006

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

Joint Ventures

The Company is a partner in three joint ventures: Nanjing Stepan Jinling Chemical Limited Liability Company (Stepan China) in Nanjing, China, Stepan Philippines Inc. in Bauan, Batangas, Philippines, and TIORCO, LLC in Denver, Colorado. Stepan China was formed to manufacture the Company’s aromatic polyester polyols for China’s domestic market. In May 2008, the Company increased its controlling ownership interest in Stepan China from 55 percent to 80 percent. See Note 6. The Company includes Stepan China’s accounts in its consolidated financial statements, and the joint venture partner’s interests in Stepan China’s income and net assets are reported in the “Minority Interest” lines of the Consolidated Statements of Income and the Consolidated Balance Sheets, respectively.

Stepan Philippines Inc. owns and operates a manufacturing facility, which produces surfactants that are sold in the Philippines and Southeast Asia. The Company and its partner each hold a 50 percent interest in the joint venture. The Company’s investment in Stepan

Philippines Inc. is accounted for under the equity method and is included in the “Other non-current assets” line on the Consolidated Balance Sheets. The Company’s share of Stepan Philippines Inc.’s net earnings is included in the “Income (Loss) from Equity in Joint Ventures” line of the Consolidated Statements of Income.

In September 2008, the Company entered into an agreement with Nalco Company (Nalco) to form a joint venture, TIORCO, LLC, that markets chemical solutions for increased production of crude oil and gas from existing fields. The joint venture is equally owned and controlled by the Company and Nalco. The Company’s investment in TIORCO, LLC is accounted for using the equity method and is included in the “Other non-current assets” line on the Consolidated Balance Sheets. The Company’s share of TIORCO, LLC’s net earnings is included in the “Income (Loss) from Equity in Joint Ventures” line of the Consolidated Statements of Income.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Receivables and Credit Risk

Receivables are stated net of allowances for doubtful accounts and primarily include trade receivables as well as nontrade receivables from suppliers, governmental tax agencies and others. The Company is exposed to credit risk on accounts receivable balances. This risk is mitigated by the Company’s large, diverse customer base, which is dispersed over various geographic regions and industrial sectors. No single customer comprised more than 10 percent of the Company’s consolidated net sales in 2008, 2007 or 2006.

The Company maintains provisions for potential credit losses and losses to date have historically been within the Company’s expectations. Specific customer provisions are made when a review of customer creditworthiness and current economic conditions indicate that collection is doubtful. In addition, the Company maintains a general provision in a percentage range of total trade receivables. The general provision range is periodically reviewed and adjusted based on relevant macroeconomic risk factors, including business bankruptcy rates.

Below is an analysis of the allowance for doubtful accounts for the years ended December 31, 2008, 2007 and 2006:

(In thousands)	2008	2007	2006
Balance, Beginning of Year	$3,443	$3,540	$3,119
Provision charged to income	2,474	455	728
Accounts written off, net of recoveries	(670)	(552)	(307)

Balance, End of Year	$5,247	$3,443	$3,540

Inventories

Inventories are valued at cost, which is not in excess of market value, and include material, labor and plant overhead costs. The last-in, first-out (LIFO) method is used to determine the cost of the Company’s domestic inventories. The first-in, first-out (FIFO) method is used for all other inventories. Inventories priced at LIFO as of December 31, 2008 and 2007, amounted to 71 and 68 percent of total inventories, respectively.

Property, Plant and Equipment

Depreciation of physical properties is provided on a straight-line basis over the estimated useful lives of various assets. Lives used for calculating depreciation are generally 30 years for buildings and 15 years for building improvements. For assets classified as machinery and equipment, lives generally used for calculating depreciation expense are from ten to 15 years for manufacturing equipment, from five to ten years for furniture and fixtures, from three to five years for vehicles and from three to ten years for computer equipment and software. Manufacturing of chemicals is capital intensive with over 90 percent of the assets included in machinery and equipment representing manufacturing equipment. Major renewals and betterments are capitalized in the property accounts, while maintenance and repairs ($35,170,000, $30,836,000, and $27,940,000 in 2008, 2007 and 2006, respectively), which do not renew or extend the life of the respective assets, are charged to operations currently. The cost of property retired or sold and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in income.

Included in the computer equipment and software component of machinery and equipment are costs related to the acquisition and development of internal-use software. Capitalized costs include external direct costs of materials and services consumed in obtaining and developing the software. For development projects where major internal resources are committed, payroll and payroll-related costs incurred during the application development phase of the project are also capitalized. The capitalized costs are amortized over the useful lives of the software, which are generally three to ten years. Costs incurred in the preliminary project phase are expensed.

Interest charges on borrowings applicable to major construction projects are capitalized.

Operating assets are tested for impairment when events indicate that an impairment may have occurred.

Fair Value of Financial Instruments

The fair value of cash and cash equivalents, accounts receivable, short-term debt and accounts payable approximate their carrying values. In January 2008, the Company adopted SFAS No. 157, Fair Value Measurements, for measurement and disclosure with respect to financial assets and liabilities. The guidance in the new standard is applicable in circumstances where other accounting pronouncements mandate or permit fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard establishes a framework, in the form of a three-level hierarchy, for measuring fair value. The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value:

Level 1 - quoted prices in active markets for identical assets and liabilities.

Level 2 - inputs other than quoted prices included within Level 1 that are directly or indirectly observable for the asset or liability, such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

Level 3 - unobservable inputs which reflect the entity’s own assumptions about the assumptions market participants use in pricing the assets and liabilities.

In addition to applying the fair value measurement provisions of SFAS No. 157 to the financial assets and liabilities carried on its consolidated balance sheet at December 31, 2008 (see Note 4), the Company also applied the accounting standard’s measurement provisions when valuing pension plan assets at December 31, 2008 (see Note 16) and when determining the fair value disclosure for debt (see Note 9).

In February 2008, FASB issued FASB Staff Position Nos. FAS 157-1 and FAS 157-2 (FSP FAS 157-1 and 157-2). FSP FAS 157-1 excludes SFAS No. 13, Accounting for Leases, as well as other accounting pronouncements that address fair value measurements for leases, from the scope of SFAS No. 157. FSP FAS 157-2 delays the effective date of SFAS No. 157 for all nonrecurring fair value measurements of nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008. Accordingly, for nonfinancial assets and liabilities, SFAS No.157 will become effective for the Company as of January 1, 2009, and may affect the determination of goodwill, intangible assets and other long-lived assets’ fair values recorded in conjunction with business combinations and as part of impairment reviews for goodwill and long-lived assets.

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

Operating Expenses

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

The Company’s research and development costs are expensed as incurred. These expenses are aimed at discovery and commercialization of new knowledge with the intent that such effort will be useful in developing a new product or in bringing about a significant improvement to an existing product or process. Total expenses were $22,071,000, $19,899,000 and $18,850,000 in 2008, 2007 and 2006, respectively. The balance of expenses reflected on the Consolidated Statements of Income relates to technical services, which include routine product testing, quality control and sales support service.

Operating expenses for 2008 included the $9,929,000 gain on the sale of the Company’s commodity polyurethane systems product line and the $8,469,000 gain on the sale of land at the Company’s Millsdale manufacturing site. Operating expenses for 2007 included the $4,190,000 gain on the sale of the Company’s specialty esters product line and the $3,467,000 impairment charge for Stepan U.K. goodwill.

Environmental Expenditures

Environmental expenditures that relate to current operations are expensed in cost of sales or capitalized as appropriate. Expenditures that mitigate or prevent environmental contamination and that benefit future operations are capitalized. Capitalized expenditures are depreciated generally utilizing a 10 year life. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable and the cost or range of possible costs can be reasonably estimated. When no amount within the range is a better estimate than any other amount, the minimum is accrued. Some of the factors on which the Company bases its estimates include information provided by feasibility studies, potentially responsible party negotiations and the development of remedial action plans. Because reported liabilities are recorded based on estimates, actual amounts could significantly differ from those estimates. Legal costs related to environmental matters are expensed as incurred. See Note 19.

Goodwill and Other Intangible Assets

Intangible assets include patents, agreements not to compete, trademarks, customer lists, know-how and goodwill, all of which were acquired as part of business or product line acquisitions. The Company separately identifies intangible assets other than goodwill and amortizes them in accordance with their useful lives, generally ranging from five to 15 years. Goodwill is not amortized. Goodwill is tested for impairment in the second quarter of each calendar year or more frequently if an event indicates that impairment may have occurred. In 2007, the Company recorded a $3,467,000 charge against operating income for the impairment of goodwill related to its United Kingdom subsidiary. Finite life intangible assets are tested for impairment when events indicate that impairment may have occurred. For more details see Note 7.

Income Taxes

The provision for income taxes includes federal, foreign, state and local income taxes currently payable and those deferred because of temporary differences between the financial statement and tax bases of assets and liabilities. Deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using enacted marginal tax rates. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Deferred income tax expenses or credits are based on the period-to-period changes in the asset or liability.

In accordance with Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, the Company evaluates each tax position it has taken or is expected to take to determine whether it is more likely than not that the tax position will be sustained upon examination by tax authorities. If the tax position meets the more-likely-than-not threshold, the tax benefit recognized is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon effective settlement. Unrecognized tax benefits, which are differences between the tax position taken on a tax return and the amounts recognized in the financial statements, are recorded either as an increase to a tax liability or as a decrease to an income tax refund receivable. The Company includes estimated interest and penalty amounts related to the uncertain tax positions in the tax provision. See Note 12 for detailed information about income taxes.

Translation of Foreign Currencies

Assets and liabilities of consolidated foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at year end. The resulting translation adjustments are included in stockholders’ equity. Revenues and expenses for the consolidated foreign subsidiaries and equity income or losses for the Company’s unconsolidated Philippines joint venture are translated at average exchange rates prevailing during the year. Gains or losses on foreign currency transactions are reflected in the “Other, net” caption of the Consolidated Statements of Income. The foreign exchange gains and losses recognized by year were $1,070,000 gain in 2008, $2,477,000 loss in 2007 and $64,000 gain in 2006.

Stock-Based Compensation

The Company grants stock options and performance stock awards to certain employees under its incentive compensation plans. In accordance with SFAS No. 123(R), Share-Based Payment, the Company calculates the fair values of stock options and performance stock awards on the date such instruments are granted. The fair values of the stock option and performance stock awards are then recognized as compensation expense over the vesting periods of the instruments. See Note 14 for detailed information about the Company’s stock-based compensation.

Earnings Per Share

Basic earnings per share amounts are computed based on the weighted-average number of common shares outstanding. Net income used in computing basic earnings per share has been reduced by dividends paid to preferred stockholders. Diluted earnings per share amounts are based on the increased number of common shares that would be outstanding assuming the exercise of certain outstanding stock options (under the treasury stock method), the conversion of the convertible preferred stock, (when such conversion would have the effect of reducing earnings per share), and deferred and contingent stock awards that are part of incentive stock-based compensation program. See Note 21.

Comprehensive Income

Comprehensive income includes net income and all other non-owner changes in equity that are not reported in net income. Prior to the Company’s January 1, 2008, adoption of SFAS No. 159, The Fair Value Option for Financial assets and Financial Liabilities, and concurrent election of fair value accounting for Company mutual fund investment assets, unrealized gains and losses for mutual fund investments were included in other comprehensive income. Beginning January 1, 2008, unrealized gains and losses for the Company’s mutual funds investment assets are included in net income. Comprehensive income is disclosed in the Consolidated Statements of Stockholders’ Equity.

Accumulated other comprehensive income (loss) as reported in the Consolidated Balance Sheets at December 31, 2008 and 2007, comprised the following:

(Dollars in thousands)	December 31
	2008	2007
Foreign currency translation gains (losses)	$(11,512)	$10,160
Unrealized gains on securities (net of income taxes of $540 in 2007)	—	834
Pension liability adjustments (net of income taxes of $17,794 in 2008 and $6,629 in 2007)	(29,013)	(10,749)

Total accumulated other comprehensive income (loss)	$(40,525)	$245

Segment Reporting

The Company reports financial and descriptive information about its reportable operating segments. Operating segments are components of the Company that have separate financial information that is regularly evaluated by the chief operating decision maker to assess segment performance and allocate resources. The Company discloses segment revenue, operating income, assets, capital expenditures and depreciation and amortization expenses. Enterprise-wide financial information about the revenues derived from the Company’s products, the geographic locations in which the Company earns revenues and holds assets is also disclosed. See Note 20.

Derivative Instruments

Derivative instruments are recognized on the balance sheet as either an asset or a liability measured at fair value. For derivative instruments that are not designated as hedging instruments, changes in the fair values of the derivative instruments are recognized currently in earnings. For derivative instruments designated as hedging instruments, depending on the nature of the hedge, changes in the fair values of the derivative instruments are either offset in earnings against changes in the fair values of the hedged items or recognized in accumulated other comprehensive income until the hedged transaction is recognized in earnings. At the time a hedging relationship is designated, the Company establishes the method it will use for assessing the effectiveness of the hedge and the measurement approach for determining the ineffective aspect of the hedge. The Company held no derivative instruments designated as hedges at December 31, 2008.

At December 31, 2008, the Company had open forward contracts for the purchase of 1.3 million dekatherms of natural gas at a cost of $13,381,000 and contracts to purchase a minimum of 197,000 megawatt hours of electricity at a cost of $13,905,000. The majority of the natural gas and electricity forward contracts are for 2009 requirements. The Company uses forward purchase contracts to minimize its exposure to volatile natural gas and electric prices. Because the Company anticipates taking delivery of the gas and electricity for use in its operations, the forward contracts qualify for the normal purchase exception of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. As a result, the contracts are not accounted for as derivative instruments. The costs of the natural gas and electricity are charged to expense at the time the gas and electricity are delivered and used.

At December 31, 2008, the Company held open forward foreign currency exchange contracts that are not designated as hedges. The Company uses these contracts to manage its exposure to exchange rate fluctuations on certain foreign subsidiary accounts payable and accounts receivable balances that are denominated in currencies other than the subsidiaries’ functional currencies. Gains and losses arising from recording the foreign exchange contracts at fair value are recognized in earnings as offsets to the losses and gains reported in earnings arising from the remeasurement of the accounts payable and accounts receivable balances into the applicable functional currencies.

Company policy prohibits the use of derivative instruments for trading or speculative purposes.

Recent Accounting Pronouncements

In December 2007, FASB issued SFAS No. 141(R), Business Combinations, which is effective on a prospective basis for business combinations having acquisition dates on or after the beginning of the first annual reporting years beginning on or after December 15, 2008 (January 1, 2009, for the Company). SFAS No. 141(R) replaces SFAS No. 141, Business Combinations. The objective of the standard is to improve the reported financial information about an entity’s business combinations and their effects. The standard establishes principles and requirements for recognizing and measuring the identifiable assets acquired, the liabilities assumed, noncontrolling interests and goodwill acquired or bargain purchase gain. Major changes from current accounting treatment for business combinations include measuring more types of acquired assets and liabilities at fair value, remeasuring any contingent consideration at fair value in subsequent reporting periods and expensing all acquisition-related costs. Principles and requirements are also set forth for determining relevant financial statement disclosure information. Because the requirements of SFAS No. 141(R) are primarily for prospective business combinations, the Company will adopt this accounting standard for acquisitions completed after the standard’s effective date.

In December 2007, the FASB released SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, which is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (January 1, 2009, for the Company). SFAS No. 160 amends Accounting Research Bulletin No. 51, Consolidated Financial Statements. The objective of the standard is to improve the financial information about noncontrolling interests reported in an entity’s consolidated financial statements. SFAS No. 160 establishes accounting and reporting standards that require the clear presentation of noncontrolling interests in an entity’s consolidated balance sheets and income statements. This includes reporting noncontrolling interests as a component of stockholders’ equity, but separate from the parent company’s equity. The standard also requires that noncontrolling interests are initially to be measured at fair value. Upon adoption, SFAS No. 160 is not expected to have a material effect on the Company’s financial position, cash flows, or results of operations.

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

2. Sales of Product Lines

On July 31, 2008, the Company sold select polyurethane system product lines to Bayer MaterialScience LLC (Bayer). No physical assets were included in the sale. The sold product lines comprised insulation materials used in appliances, water heaters, doors, roofs, picnic coolers and other similar applications, and represented approximately $16,000,000 in Company annual net sales. As consideration for the sale, the Company received $9,929,000 of cash, all of which was recorded as a pretax gain in the third quarter ended September 30, 2008. The gain was attributed to the polymer segment. The Company will manufacture the products for Bayer during a transition period of up to two years.

On April 30, 2007, the Company sold its specialty ester surfactant product line for the personal care market to The HallStar Company (“HallStar”). No manufacturing assets were included in the sale. The product line represented approximately $15,000,000 in Company annual net sales. As consideration for the sale, the Company received $6,200,000 of cash plus HallStar’s specialty agricultural surfactant product line, which included $250,000 of intangible assets and $196,000 of inventory. As a result of the sale, the Company reported a $4,190,000 pretax gain, most of which was reported in the second quarter ended June 30, 2007. The gain was net of $2,456,000 of expenses, which included write-downs for equipment and inventory ($739,000), severance charges ($117,000) and a provision for losses on the fulfillment of a manufacturing agreement associated with the product line sale ($1,600,000). The net gain was attributed to the Company’s surfactants segment.

3. Long-Term Investments

In January 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 expands the scope of what entities may carry at fair value by offering an irrevocable option to record many types of financial assets and liabilities at fair value. Period-to-period changes in fair value are recorded in an entity’s income statement.

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

In compliance with the transition rules of SFAS No. 159, $834,000 of cumulative unrealized mutual fund investment gains (net of taxes of $540,000), which were included in accumulated other comprehensive income on December 31, 2007, were reclassified into retained earnings in January 2008. The Company recognized $4,999,000 of unrealized losses on mutual funds for the twelve months ended December 31, 2008. The losses were recorded in the Other, net line of the consolidated statements of income. See Note 11.

Prior to electing the fair value option for mutual fund investment assets, the Company classified the investment assets as available-for-sale securities. The investments were recorded at cost when purchased and adjusted to their fair market values at the end of each reporting period with unrealized gains and losses recorded as direct adjustments to stockholders’ equity in accumulated other comprehensive income. If the accumulated unrealized loss for a particular mutual fund was considered other-than-temporary, the loss was reclassified out of accumulated other comprehensive income and recorded as an impairment loss in the Consolidated Statements of Income. The fair value of the affected mutual fund would then become its new cost basis for future gain/loss computations. The Company used the average cost method to determine investment gains and losses.

The aggregate fair value of the mutual fund investments and gross unrealized gains or losses related to such investments at December 31, 2007 were as follows:

(Dollars in thousands)
Aggregate fair value	$14,803
Gross unrealized gains	1,516
Gross unrealized losses	106

The following table displays additional information about the mutual fund investments with gross unrealized losses at December 31, 2007:

	Length of Time in Loss Position
	Less than 12 Months		12 Months or Greater		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2007	$5,007	$106	—	—	$5,007	$106

Realized gains and losses from sales of mutual fund investments recorded in the “Other, net” line of the Consolidated Statements of Income and unrealized gains and losses recorded directly to stockholders’ equity for the years ended December 31, 2007 and 2006, were as follows:

(Dollars in thousands)	2007	2006
Dividend income	$1,078	$1,026
Realized gains	165	143
Unrealized gains (net of taxes)	284	124

No mutual fund investment-related impairment losses were reported for the years ended December 31, 2007 or 2006.

4. Fair Value Measurements

The recurring fair value measurements that the Company makes for financial assets and liabilities carried on its consolidated balance sheet are for the mutual fund assets related to deferred compensation plans and derivative assets and liabilities related to open forward foreign currency exchange contracts. The fair value for mutual fund assets were measured using observable quoted prices for identical assets in active markets, and their total fair value is the published market price per unit multiplied by the number of units held. The mutual fund assets are reported in the long-term investment line of the consolidated balance sheet. The fair value of foreign currency forward contracts was calculated as the difference between the present value of the forward foreign exchange rate and the contracted foreign exchange rate multiplied by the contracted notional amount. Derivative assets and liabilities are included in the receivables and accounts payable lines, respectively, of the consolidated balance sheet.

The following table presents assets and liabilities measured at fair value as of December 31, 2008 and the level within the fair value hierarchy in which the fair value measurements fall:

(Dollars in thousands)	December 2008	Level 1	Level 2	Level 3
Mutual fund assets	$11,351	$11,351	$—	$—
Derivative assets	455	—	455	—

Total assets at fair value	$11,806	$—	$455	$—

Derivative liabilities	$271	$—	$271	$—

Total liabilities at fair value	$271	$—	$271	$—

5. Land Sale and Office Building Acquisition

In September 2008, the Company sold 88 acres of land at its Millsdale manufacturing facility in Elwood, Illinois, to an industrial park developer for $8,634,000. The land had a cost basis of $165,000, so the Company recorded a pretax gain of $8,469,000. The gain was not attributed to any reportable segment. Also in September 2008, the Company entered into a tax-deferred exchange arrangement and acquired, through a third party intermediary, beneficial ownership of a 64,000 square foot office building along with 3.25 acres of land near its corporate headquarters. The office building, which had a purchase cost of $6,442,000, will house employees currently located in an office complex the Company currently leases. The lease is due to expire on December 1, 2009. For income tax purposes, the Millsdale land sale and the office building acquisition were completed in an Internal Revenue Code Section 1031 tax deferred, like-kind exchange. To accomplish the tax-deferred exchange, the Company directed that the land sale proceeds be deposited with and held by a qualified intermediary until consummation of the exchange, which occurs when renovations to the office building are completed. As a result, the proceeds from the land sale are considered restricted cash for financial statement reporting purposes. As of December 31, 2008, $157,000 had been withdrawn from restricted cash to pay for office building improvements.

6. Investment in China Joint Venture

On May 15, 2008, the Company increased its controlling ownership interest in the Stepan China joint venture (a reporting unit within the Company’s polymer reportable segment) from 55 percent to 80 percent. The Company achieved the increase in ownership by contributing an additional $3,109,000 of capital (all cash) to Stepan China. By agreement, the minority joint venture partner made no additional capital contribution, thereby reducing its minority ownership interest in the Stepan China joint venture from 45 percent to 20 percent. The Company accounted for this transaction as a step acquisition, applying purchase accounting treatment as required by SFAS No. 141, Business Combinations. No intangible assets or goodwill were acquired as a result of the step acquisition. Stepan China’s accounts have been included in the Company’s consolidated financial statements since the formation of the joint venture, when the Company first obtained controlling interest.

7. Goodwill and Other Intangible Assets

The Company tests its goodwill balances for impairment in the second quarter of each calendar year. The 2008 test indicated no impairment of goodwill. The 2007 test indicated that the goodwill related to its United Kingdom subsidiary (Stepan UK) was impaired. Stepan UK is a reporting unit of the Company’s surfactants reportable segment. The goodwill impairment reflected an estimated reduction in the fair value of Stepan UK’s business as a result of lower discounted cash flow forecasts for the business. Improvements in the reporting unit’s operating results were lower than previous forecasts used to test for impairments. As a result of the impairment, the Company recorded a non-cash $3,467,000 charge against operating income in the second quarter of 2007. The charge equaled the entire balance of Stepan UK’s goodwill. The fair value of Stepan UK was estimated using the present value of future cash flows.

The Company’s net carrying values of goodwill were $4,410,000 and $4,543,000 as of December 31, 2008 and December 31, 2007, respectively. The entire amount of goodwill relates to the surfactants’ reportable segment. The effects of foreign currency translation accounted for the year-to-year change in the amount of goodwill.

The following table reflects the components of all other intangible assets, which all have finite lives, as of December 31, 2008 and 2007. The changes in the intangible assets’ carrying amounts were primarily due to the effects of currency translation and to minor surfactant product line acquisitions made during the year.

	Gross Carrying Amount		Accumulated Amortization
	December 31		December 31
(In thousands)	2008	2007	2008	2007
Other Intangible Assets:
Patents	$2,000	$2,000	$1,400	$1,267
Trademarks	5,499	5,555	3,991	3,685
Customer lists	5,157	5,274	4,359	4,369
Know-how (a)	8,524	8,588	5,994	5,452
Non-compete agreements	888	50	17	7

Total	$22,068	$21,467	$15,761	$14,780

(a)	Know-how includes intellectual property rights covering proprietary information, written formulae, trade secrets or secret processes, inventions and developmental products (whether patentable or not), discoveries, improvements, compositions, manufacturing processes, manuals, specifications and technical data.

Aggregate amortization expense for the years ended December 31, 2008, 2007 and 2006, was $1,294,000, $1,286,000 and $1,509,000, respectively. Estimated amortization expense for identifiable intangibles assets for each of the five succeeding fiscal years is as follows:

(In thousands)
For year ended 12/31/09	$1,421
For year ended 12/31/10	$1,417
For year ended 12/31/11	$1,417
For year ended 12/31/12	$1,377
For year ended 12/31/13	$678

8. Inventories

The composition of inventories was as follows:

	December 31
(Dollars in thousands)	2008	2007
Finished products	$69,152	$59,732
Raw materials	34,091	26,612

Total inventories	$103,243	$86,344

Inventories are primarily priced using the last-in, first-out (LIFO) inventory valuation method. If the first-in, first-out (FIFO) inventory valuation method had been used for all inventories, inventory balances would have been approximately $38,669,000 and $30,961,000 higher than reported at December 31, 2008, and December 31, 2007, respectively.

9. Debt

At December 31, 2008 and 2007, debt comprised the following:

		December 31
(Dollars in thousands)	Maturity Dates	2008	2007
Unsecured private placement notes
5.69%	2012-2018	$40,000	$40,000
6.86%	2009-2015	30,000	30,000
6.59%	2009-2012	10,909	13,637
7.77%	2008	—	2,727
Unsecured bank term loan	2009-2013	30,000	—
Unsecured U.S. bank debt	2011	600	11,100
Debt of foreign subsidiaries
Secured bank term loans, foreign currency	2009-2010	5,788	12,704
Other, foreign currency	2009-2015	25,692	17,795

Total Debt		142,989	127,963
Less current maturities		38,264	31,024

Long-term debt		$104,725	$96,939

The Company’s primary source of long-term debt financing is unsecured private placement notes issued to insurance companies, which totaled $80,909,000 as of December 31, 2008. These notes are denominated in U.S. dollars and have fixed interest rates ranging from 5.69 percent to 6.86 percent. At inception, these notes had final maturities of 13 to 15 years with remaining amortization scheduled from 2009 to 2018.

The Company has a $60,000,000 U.S. revolving credit agreement that will expire in April 2011. The Company also maintains standby letters of credit under its workers’ compensation insurance agreements and for other purposes, as needed from time to time, which are issued under the revolving credit agreement. As of December 31, 2008, the Company had outstanding debt of $600,000 and outstanding letters of credit totaling $1,534,000 under this agreement. There was $57,866,000 available under the revolving credit agreement as of December 31, 2008.

During 2008, the Company had domestic revolver borrowings at varying rates, which averaged 3.57 percent. The U.S. revolving credit agreement contains three interest rate options from which the Company may choose: 1) LIBOR plus spreads ranging from 0.400 percent to 0.925 percent, depending on the Company’s leverage ratio, 2) the prime rate or 3) market rates in effect from time to time. This agreement requires a facility fee ranging from 0.10 percent to 0.20 percent, which also depends on the leverage ratio. Periodically, the Company had other borrowings under notes payable to U.S. banks for which there were no outstanding balances at December 31, 2008 or 2007.

During 2008, the Company entered into a $30,000,000 unsecured term loan with three U.S. banks. This loan has a final maturity of five years with amortization of $1,500,000 per year in 2009 through 2012 and $24,000,000 in 2013. This agreement contains two interest rate options from which the Company may choose: 1) LIBOR plus spreads ranging from 1.00 percent to 2.00 percent, depending on the Company’s leverage ratio or 2) the prime rate plus spreads ranging from 0.0 percent to 0.75 percent. This agreement requires the maintenance of certain financial ratios and covenants that are similar to those contained in the existing $60,000,000 committed bank credit agreement.

The debt of foreign subsidiaries and majority-owned joint ventures consists mostly of overdraft, short-term and other borrowings in local currencies, including $19,425,000 for Europe, $3,586,000 for Mexico, $1,435,000 for Brazil and $1,246,000 for China. The foreign subsidiaries also have bank term loans totaling $5,788,000 with final maturities after 2009. The European bank term loans, totaling $4,476,000, have scheduled maturities through 2010 and bear interest at 90-day EURIBOR plus 1.8 percent. The Mexican bank term loans, totaling $1,312,000, have scheduled maturities through 2013, and bear interest at 10.35 percent to 11.34 percent. Except for the debt of the Company’s China joint venture, most of which is guaranteed by the U.S. parent, the Company’s foreign debt is secured only by the assets of the respective entities.

The Company’s loan agreements in the U.S. and France contain provisions, which, among others, require maintenance of certain financial ratios and place limitations on additional debt, investments and payment of dividends. The Company is in compliance with all of its loan agreements as of December 31, 2008. Unrestricted retained earnings were $59,433,000 and $38,187,000 at December 31, 2008 and 2007, respectively.

Debt at December 31, 2008, matures as follows: $38,264,000 in 2009; $9,508,000 in 2010; $9,378,000 in 2011; $14,526,000 in 2012; $34,165,000 in 2013 and $37,148,000 after 2013. Debt maturing in 2009 includes $12,446,000 of scheduled repayments under long-term debt agreements and $25,818,000 of debt of foreign subsidiaries under uncommitted, short-term working capital loan facilities. These short-term loans are routinely renewed, but could be supplemented, if necessary, by the Company’s $60,000,000 revolving credit agreement.

The fair value of the Company’s fixed-rate debt at December 31, 2008, including current maturities, was estimated to be $72,518,000 compared to a carrying value of $82,220,000.

(Dollars in Thousands)	2008	2007	2006
Interest Expense	$9,798	$9,953	$9,063
Interest Income	(244)	(223)	(178)

	9,554	9,730	8,885
Capitalized Interest	(40)	—	—

Interest, Net	$9,514	$9,730	$8,885

10. Leased Properties

The Company leases certain property and equipment (primarily transportation equipment, buildings and land) under operating leases, which are denominated in local currencies. Total rental expense was $5,120,000, $4,881,000 and $4,545,000 in 2008, 2007 and 2006, respectively.

Consolidated Company minimum future rental payments under operating leases with terms in excess of one year as of December 31, 2008, are:

(Dollars in thousands)	Year	Amount
	2009	$2,927
	2010	2,412
	2011	1,688
	2012	1,517
	2013	1,376
Subsequent to 2013		7,467

Total minimum future rental payments		$17,387

11. Other, Net

Other, net in the consolidated statements of income included the following:

(Dollars in thousands)	2008	2007	2006
Foreign exchange gain (loss)	$1,070	$(2,477)	$64
Investment related income (loss)	(4,661)	1,243	1,169

Other, net	$(3,591)	$(1,234)	$1,233

Investment related income for the twelve months ended December 31, 2008, included $4,999,000 of unrealized loss on mutual fund investment assets. See Note 3.

12. Income Taxes

The provisions for taxes on income and the related income before taxes for the years ended December 31, 2008, 2007 and 2006 were as follows:

(Dollars in thousands)	2008	2007	2006
Taxes on Income
Federal
Current	$5,232	$1,004	$4,765
Deferred	1,251	3,215	(4,931)
State
Current	1,086	382	1,175
Deferred	(188)	268	(1,325)
Foreign
Current	10,019	2,600	5,789
Deferred	215	1,218	(4,573)

Total	$17,615	$8,687	$900

Income before Taxes and Minority Interest
Domestic	$23,380	$14,097	$353
Foreign	31,498	9,618	7,036

Total	$54,878	$23,715	$7,389

The variations between the effective and statutory U.S. federal income tax rates are summarized as follows:

	2008		2007		2006
(Dollars in thousands)	Amount	%	Amount	%	Amount	%
Federal income tax provision at statutory tax rate	$19,207	35.0	$8,300	35.0	$2,586	35.0
State tax provision (benefit) on income less applicable federal tax benefit	584	1.1	423	1.8	(98)	(1.3)
Foreign income taxed at different rates	(789)	(1.4)	452	1.9	(1,246)	(16.9)
Effect of equity in foreign joint venture	(122)	(0.2)	427	1.8	452	6.1
Domestic production activities deduction	—	—	(74)	(0.3)	(134)	(1.8)
U.S. tax credits (a)	(1,308)	(2.4)	(1,925)	(8.1)	(1,964)	(26.6)
Non-deductible expenses and other items, net (b)	43	—	1,084	4.5	1,304	17.7

Total income tax provision	$17,615	32.1	$8,687	36.6	$900	12.2

(a)	During 2008, the Company generated biodiesel credits of $1,059,000 compared to $1,659,000 in 2007 and $1,601,000 in 2006.
(b)	2008 includes $370,000 for the tax effect on the gross-up of pretax earnings due to biodiesel credits, $75,000 for the tax effects on various non-deductible expenses and $402,000 in favorable adjustments for federal income tax contingencies. 2007 includes $581,000 for the tax effect on the gross-up of pretax earnings due to biodiesel credits, $201,000 in adjustments for federal income tax contingencies and $302,000 for the effects on various non-deductible expenses. 2006 includes $560,000 for the tax effect on the gross-up of pretax earnings due to biodiesel credits, $398,000 in adjustments for federal income tax contingencies and $346,000 for the tax effects on various non-deductible expenses.

At December 31, 2008 and 2007, the tax effects of significant temporary differences representing deferred tax assets and liabilities were as follows:

(Dollars in thousands)	2008	2007
Deferred Tax Liabilities:
Depreciation	$(29,985)	$(25,130)
Amortization of intangibles	(66)	—

	$(30,051)	$(25,130)

Deferred Tax Assets:
Pensions	$15,591	$5,904
State income tax accrual	218	35
Deferred revenue	1,589	2,269
Other accruals and reserves	6,132	4,489
Amortization of intangibles	—	264
Inventories	605	975
Legal and environmental accruals	7,698	7,935
Deferred compensation	12,618	10,503
Bad debt and rebate reserves	1,865	1,521
Subsidiaries net operating loss carryforwards	56	1,010
Tax credits	2,670	729
Other	5	4

Deferred Tax Assets	$49,047	$35,638

Valuation Allowance	$(56)	$(375)

Net Deferred Tax Assets	$18,940	$10,133

Reconciliation to Consolidated Balance Sheet:
Current deferred tax assets	$10,552	$8,855
Non-current deferred tax assets (in other non-current assets)	10,525	4,958
Non-current deferred tax liabilities	(2,137)	(3,680)

Net Deferred Tax Assets	$18,940	$10,133

Undistributed earnings of foreign subsidiaries and related companies that are deemed to be permanently reinvested amounted to $78,402,000 at December 31, 2008 compared to $57,229,000 at December 31, 2007. In general, the Company reinvests earnings of foreign subsidiaries in their operations indefinitely. However, the Company will repatriate earnings from a subsidiary where excess cash has accumulated and it is advantageous for tax or foreign exchange reasons. Because of the probable availability of foreign tax credits, it is not practicable to estimate the amount, if any, of the deferred tax liability on earnings reinvested indefinitely.

Tax loss carryforwards at December 31, 2008, amounted to $165,000 compared with $3,860,000 at the end of 2007. All of the tax loss carryforwards have an indefinite carryforward period. Tax credit carryforwards at December 31, 2008, amounted to $2,670,000 compared to $729,000. Of the tax credit carryforwards, $110,000 expire in 2012, $430,000 expire in 2013, $527,000 expire in 2015, and $1,603,000 expire in 2027.

At December 31, 2008, the Company had valuation allowances of $56,000, which was attributable to the tax loss carryforward in Brazil. At December 31, 2007, the Company had valuation allowances of $375,000, which was attributable to the tax loss carryforward in Brazil. At December 31, 2006, the Company had valuation allowances of $1,458,000, which were attributable to the tax loss carryforwards in Germany and Brazil.

In January 2007, the Company adopted FIN 48, Accounting for Uncertainty in Income Taxes. As a result of the implementation, the Company recognized a $467,000 decrease to liabilities for uncertain tax positions. As required by FIN 48, this decrease was accounted for as an adjustment to the January 1, 2007, balance of retained earnings on the balance sheet. Including the cumulative effect decrease, the Company had approximately $1,599,000 of total unrecognized tax benefits at January 1, 2007. This liability included an estimate of interest and penalties. As of December 31, 2008 and 2007, unrecognized tax benefits totaled $1,347,000 and $1,705,000, respectively. The amount of unrecognized tax benefits that, if recognized, would favorably affect the Company’s effective income tax rate in any future periods, net of the federal benefit on state issues, was approximately $1,111,000 and $1,454,000 at December 31, 2008 and 2007, respectively. The Company does not believe that the amount of unrecognized tax benefits related to its current uncertain tax positions will change significantly over the next 12 months.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as income tax expense. In 2008, $28,000 of net interest and penalty income was recognized compared to $89,000 of expense in 2007. At December 31, 2008, the liability for interest and penalties was $435,000 compared to $465,000 at December 31, 2007.

The Company files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company is not subject to U.S. federal income tax examinations by tax authorities for years before 2005. Some foreign jurisdictions and various U.S. states jurisdictions may be subject to examination back to 2002.

Below are reconciliations of the January 1 and December 31 balances of unrecognized tax benefits for 2008 and 2007:

(Dollars in thousands)	2008	2007
Unrecognized tax benefits, opening balance	$1,705	$1,599
Gross increases – tax positions in prior period	67	88
Gross increases – current period tax positions	38	110
Settlements	(4)	—
Lapse of statute of limitations	(459)	(92)

Unrecognized tax benefits, ending balance	$1,347	$1,705

13. Stockholders’ Equity

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

At December 31, 2008 and 2007, treasury stock consisted of 1,208,857 and 1,148,031 shares of common stock, respectively.

14. Stock-based Compensation

On December 31, 2008, the Company had stock options outstanding under its 1992 Stock Option Plan (1992 Plan) and stock options and stock awards outstanding under its 2000 Stock Option Plan (2000 Plan) and its 2006 Incentive Compensation Plan (2006 Plan). Stock options and stock awards are granted to executives, key employees and outside directors. No further options or awards may be granted under the 1992 Plan or the 2000 Plan. The 2006 Plan authorizes the award of 1,000,000 shares of the Company’s common stock for stock options, stock appreciation rights and stock awards. At December 31, 2008, there were 558,015 shares available for grant under the 2006 Plan. The compensation cost that was charged against income for all plans was $3,700,000, $1,055,000 and $420,000 for the years ended December 31, 2008, 2007 and 2006, respectively. The increase in stock-based compensation from 2007 to 2008 resulted primarily from a higher than originally anticipated number of performance stock awards vesting and expected to vest due to improved year-over-year Company performance. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $1,467,000, $319,000 and $93,000 for the years ended December 31, 2008, 2007 and 2006, respectively. The following provides information regarding the stock option and stock award grants.

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

	For the Years Ended December 31
	2008	2007	2006
Expected dividend yield	2.87%	3.00%	3.00%
Expected volatility	30.56%	25.73%	23.15%
Expected life	6.1 years	6.0 years	7.9 years
Risk-free interest rate	3.01%	4.69%	4.77%

A summary of option activity under the Company’s stock option plans for the year ended December 31, 2008, is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Options
Outstanding at January 1, 2008	1,221,749	$25.42
Granted	124,195	32.57
Exercised	364,009	26.15

Outstanding at December 31, 2008	981,935	26.06	4.58	20,552

Vested or expected to vest at December 31, 2008	973,616	26.01	4.56	20,429

Exercisable at December 31, 2008	742,740	24.11	3.92	16,997

The weighted-average grant-date fair values of options granted during the years ended December 31, 2008, 2007 and 2006 were $8.13, $7.55 and $6.45, respectively. The total intrinsic values of options exercised during the years ended December 31, 2008, 2007, and 2006 were $7,806,000, $967,000, and $1,805,000, respectively.

As of December 31, 2008, there was $584,000 of total unrecognized compensation cost related to unvested stock options granted under the Company’s stock option plans. That cost is expected to be recognized over a weighted-average period of 1.04 years.

Cash received from stock option exercises under the Company’s stock option plans for the years ended December 31, 2008, 2007, and 2006 was $6,813,000, $1,825,000 and $3,297,000, respectively. The actual tax benefit realized for the tax deductions from stock option exercises totaled $2,958,000, $374,000, and $685,000 for the years ended December 31, 2008, 2007, and 2006, respectively.

Stock Awards

In 2006, the Company granted to employees stock awards under the 2000 Stock Option Plan, and in 2007 and 2008, granted stock awards under the 2006 Incentive Compensation Plan. The stock awards vest only upon the Company’s achievement of certain levels of consolidated net income and return on invested capital by the end of the specified measurement period, which is December 31, 2008, 2009 and 2010 for the 2006, 2007 and 2008 awards, respectively. The number of Company shares of common stock ultimately distributed, if any, is contingent upon the level of consolidated net income and return on invested capital attained. The fair value of stock awards equals the grant-date market price of the Company’s common stock, discounted for the estimated amount of dividends that would not be received during the measurement period. Compensation expense is recorded each reporting period based on the probable number of awards that will ultimately vest given the projected level of consolidated net income and return on invested capital. If at the end of the measurement period the performance objectives are not met, no compensation cost is recognized and any compensation expense recorded in prior periods will be reversed.

A summary of stock award activity for the year ended December 31, 2008, is presented below:

	Shares	Weighted-Average Grant Date Fair Value
Unvested Stock Awards
Unvested at January 1, 2008	172,500	$26.74
Granted	94,500	29.66
Vested	(69,700)	23.98
Unearned (a)	(12,300)	23.93

Unvested at December 31, 2008	185,000	29.49

(a)	Represents performance awards unearned at the completion of the December 31, 2008, measurement period.

As of December 31, 2008, under the current Company assumption as to the number of stock award shares that will probably vest at the measurement periods ended December 31, 2009 and 2010, there was $1,705,000 of unrecognized compensation cost related to unvested stock awards. That cost is expected to be recognized over a period of 1.7 years.

In general, it is the Company’s policy to issue new shares of its common stock upon the exercise of stock options or the vesting of stock awards.

15. Deferred Compensation

The Company sponsors deferred compensation plans that allow management to defer receipt of its bonuses and outside directors to defer receipt of their fees until retirement, departure from the Company or as elected. The deferred amounts are invested in mutual funds or Company common stock. Compensation expense and the related deferred compensation obligation are recorded when the underlying compensation is earned. Over time, the deferred obligation may increase or decrease based on the performance results of investment options chosen by the plan participants. The investment options include Company common stock and a limited selection of mutual funds. The Company maintains sufficient shares of treasury stock to cover the equivalent number of shares resulting from participants electing the Company common stock investment option. As a result, the Company must periodically purchase its common shares in the open market. Some plan distributions may be made in cash or Company common stock at the option of the participant. Certain plan distributions can only be made in Company common stock. For deferred compensation obligations that may be settled in cash, the Company must record appreciation in the market value of the investment choices made by participants as additional compensation expense. Conversely, declines in the market value of the investment choices reduce compensation expense. Increases and reductions of compensation expense are recorded in the “Administrative” expense line of the Consolidated Statements of Income. The additional compensation expense resulting from the appreciation of the market value and earnings of the selected investment options was $211,000 in 2008, $2,253,000 in 2007 and $3,672,000 in 2006. The Company’s deferred compensation liability was $24,650,000 and $24,822,000 at December 31, 2008 and 2007, respectively.

Because the obligations that must be settled only in Company common stock are treated as equity instruments, fluctuations in the market price of the underlying Company stock do not affect earnings.

16. Postretirement Benefit Plans

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

In November 2007, the hourly workers at the Company’s manufacturing plant in Anaheim, California, agreed to a new union contract, which resulted in another amendment to the Stepan Company Retirement Plan for Millsdale Hourly and Anaheim Hourly Employees. The amendment was effective November 16, 2007. The Anaheim portion of the defined benefit pension plan was frozen at January 31, 2008, with accruals for service benefits ceasing as of that date. Benefits earned through January 31, 2008, will be available to participants when they retire, in accordance with the terms of the retirement plan. As a result of the amendment, the Company recorded a $101,000 curtailment loss in the three-month period ended December 31, 2007. On February 1, 2008, the Company established a defined contribution plan for the Anaheim union workers. The fixed Company contribution rate is four percent of employees’ base wages. In addition, the Company agreed to a supplemental transition benefit.

In 2006, amendments were made to the Company’s U.S. funded salaried defined benefit pension plan, the non-qualified unfunded supplemental executive defined benefit pension plan, the Maywood, New Jersey, hourly defined benefit pension plan and the Stepan UK defined benefit pension plan. The amendments, which were similar for all four plans, took effect on July

1, 2006. The Company froze the defined benefit pension plans at June 30, 2006; accordingly, accruals for service benefits ceased as of that date. Benefits earned through June 30, 2006, are available to participants when they retire, in accordance with the terms of the plans. As a result of the amendments, the Company recorded curtailment losses of $111,000 and $281,000 for the three-month periods ended March 31, 2006, and June 30, 2006, respectively. The Company established defined contribution plans for the employees affected by the 2006 defined benefit plan freezes. For U.S. employees, the fixed Company contribution rate is four percent of employees’ base salaries. In addition, the Company makes discretionary supplemental transition contributions for the U.S. employees. The Stepan UK plan requires employee and Company contributions of 6.15 percent and 7.50 percent of base salaries, respectively.

Obligations and Funded Status at December 31

	United States		United Kingdom
(Dollars in thousands)	2008	2007	2008	2007
Change in benefit obligation
Benefit obligation at beginning of year	$103,545	$106,078	$18,256	$18,665
Service cost	2	343	—	—
Interest cost	6,524	6,305	986	968
Plan amendments	—	607	—	—
Actuarial (gain ) / loss	4,435	(6,554)	(971)	(1,121)
Benefits paid	(3,571)	(3,234)	(464)	(540)
Foreign exchange impact	—	—	(4,765)	284

Benefit obligation at end of year	$110,935	$103,545	$13,042	$18,256

	United States		United Kingdom
(Dollars in thousands)	2008	2007	2008	2007
Change in plan assets
Fair value of plan assets at beginning of year	$94,486	$86,319	$14,522	$13,818
Actual return on plan assets	(15,897)	6,363	(1,961)	660
Employer contributions	662	5,038	352	384
Benefits paid	(3,571)	(3,234)	(464)	(540)
Foreign exchange impact	—	—	(3,434)	200

Fair value of plan assets at end of year	$75,680	$94,486	$9,015	$14,522

Funded status at end of year	$(35,255)	$(9,059)	$(4,027)	$(3,734)

The amounts recognized in the Consolidated Balance Sheets at December 31 consist of

	United States		United Kingdom
(Dollars in thousands)	2008	2007	2008	2007
Other non-current assets	$—	$56	$—	$—
Current liability	(356)	(328)	—	—
Non-current liability	(34,899)	(8,787)	(4,027)	(3,734)

Net amount recognized	$(35,255)	$(9,059)	$(4,027)	$(3,734)

The amounts recognized in accumulated other comprehensive income at December 31 consist of

	United States		United Kingdom
(Dollars in thousands)	2008	2007	2008	2007
Net actuarial loss	$43,620	$15,972	$2,922	$1,012

Below is information for pension plans with accumulated benefit obligations in excess of plan assets at December 31:

	United States		United Kingdom
(Dollars in thousands)	2008	2007	2008	2007
Projected benefit obligation	$110,935	$84,626	$13,042	$18,256
Accumulated benefit obligation	110,935	84,626	13,042	18,256
Fair value of plan assets	75,680	75,511	9,015	14,522

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income

Net periodic pension costs for the years ended December 31, 2008, 2007 and 2006 were as follows:

	United States			United Kingdom
(Dollars in thousands)	2008	2007	2006	2008	2007	2006
Service cost	$2	$343	$1,806	$—	$—	$409
Interest cost	6,524	6,305	6,056	986	968	865
Expected return on plan assets	(7,915)	(7,326)	(6,693)	(920)	(958)	(789)
Amortization of prior service cost	—	120	221	—	—	—
Amortization of net loss	599	1,222	1,435	—	—	85
Curtailment loss	—	1,426	392	—	—	—

Net periodic benefit cost/(income)	$(790)	$2,090	$3,217	$66	$10	$570

Other changes in plan assets and benefit obligations recognized in other comprehensive income for the year ended December 31, 2008, were as follows:

	United States		United Kingdom
(Dollars in thousands)	2008	2007	2008	2007
Net actuarial (gain) / loss	$28,247	$(5,592)	$1,910	$(823)
Amortization of prior service cost	—	(120)	—	—
Prior service cost recognized in curtailment loss	—	(818)	—	—
Amortization of net actuarial loss	(599)	(1,222)	—	—

Total recognized in other comprehensive income	$27,648	$(7,752)	$1,910	$(823)

Total recognized in net periodic benefit cost and other comprehensive income	$26,858	$(5,662)	$1,976	$(813)

Other changes in plan assets and benefit obligations recognized in other comprehensive income for the year ended December 31, 2006 were as follows:

(Dollars in thousands)	United States	United Kingdom
Change in additional minimum liability	$(6,525)	$(709)

The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2009 are as follows:

(Dollars in thousands)	United States	United Kingdom
Net actuarial loss	$1,437	$76

Estimated Future Benefit Payments

(Dollars in thousands)	United States	United Kingdom
2009	$4,596	$79
2010	5,059	102
2011	5,486	105
2012	5,934	111
2013	6,408	117
2014 – 2018	37,787	1,588

Assumptions

The weighted-average assumptions used to determine benefit obligations at December 31 were as follows:

	United States		United Kingdom
	2008	2007	2008	2007
Discount rate	6.50%	6.40%	6.20%	5.80%

The weighted-average assumptions used to determine net periodic benefit costs for years ended December 31 were as follows:

	United States			United Kingdom
(Dollars in thousands)	2008	2007	2006	2008	2007	2006
Discount rate	6.40%	6.00%	5.75%	5.80%	5.10%	4.90%
Expected long-term return on plan assets	8.50%	8.50%	8.50%	6.76%	6.72%	6.50%
Rate of compensation increase	—	—	4.01%	—	—	4.70%

In addition to the above assumptions, the Company uses a market-related value of assets approach to calculate the expected return on plan assets component of net periodic pension cost. The market-related value equals the fair value of plan assets with five-year smoothing of asset gains or losses. Asset gains are subtracted or losses added in the following way: 80 percent of the prior year’s gain or loss; 60 percent of the second preceding year’s gain or loss; 40 percent of the third preceding year’s gain or loss; and 20 percent of the fourth preceding year’s gain or loss. Gains or losses for the year are calculated as the difference between the expected fair value of assets and the actual fair value of assets.

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

Fixed Income (Debt): Bonds or notes issued or guaranteed by the U.S. government, and to a lesser extent, by non-U.S. governments, or by their agencies or branches, mortgage backed securities, including collateralized mortgage obligations, corporate bonds and dollar-denominated debt securities issued in the U.S. by non-U.S. banks and corporations. Up to 15 percent of the fixed income assets may be in debt securities that are below investment grade. The target allocation for fixed income is 30 percent.

Real Estate: Private real estate funds using office, apartment, industrial, retail, and other property types. No greater than 40 percent can be invested with any advisor, no more than 33 percent in any fund, no greater than 33 percent in any of eight U.S. regions, and portfolio leverage is limited to 30 percent. The target allocation for real estate is four percent.

Absolute Return Investments (Hedge Funds): Utilizes fund of funds approach using long/short, market neutral, event-driven, convertible arbitrage, and fixed income arbitrage strategies. The target allocation for absolute return was reduced during 2008 from four percent to zero percent.

Employer Securities: The retirement Plans also hold shares of the Company’s common and preferred stock, which are purchased or sold by the trustee from time to time, as directed by the Plan Committee. The Plans did not purchase or sell employer securities during 2008 or 2007. The target allocation for employer securities is 15 percent.

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

Plan Assets

The Company’s asset allocations for its pension plans at December 31, 2008 and 2007, by asset category, were as follow:

	United States		United Kingdom
	2008	2007	2008	2007
Asset Category
Equity securities	65%	65%	61%	68%
Fixed income (debt) securities	29%	27%	22%	17%
Real estate securities	5%	5%	9%	9%
Absolute return securities	1%	3%	—	—
Other	—	—	8%	6%

Total	100%	100%	100%	100%

Equity securities for the U.S. plans include the Company’s common stock in the amounts of $19,527,446 (26 percent of total plan assets) and $13,518,000 (14 percent of total plan assets) at December 31, 2008 and 2007, respectively. The increases in the total value and percent of total plan assets of the Company’s common stock was due to the increase in share price of Company stock ($46.99 per share at December 31, 2008 compared to $32.53 per share at December 31, 2007). Company stock performed far better than the balance of equity securities in the pension portfolio.

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

Other Defined Benefit Plans

The Company maintains unfunded defined benefit plans in other foreign locations. The liabilities and expenses associated with these plans are not material to the Company’s consolidated financial statements. Discount rates for these plans are determined based on local interest rates and plan participant data.

Cash Flows

The Company expects to contribute approximately $2,282,000 to its funded U.S. qualified defined benefit pension plans in 2009. The Company also expects to pay $355,000 in 2009 related to its unfunded non-qualified pension plans. Stepan UK expects to contribute approximately $490,000 to its funded defined benefit pension plan in 2009.

Defined Contribution Plans

Defined contribution plan expense was $7,351,000 for the year ended December 31, 2008, compared to $4,716,000 for the year ended December 31, 2007 and $2,232,000 for the year ended December 31, 2006. The Company began sponsoring defined contribution retirement savings plans on July 1, 2006. The large increase in defined contribution expense between 2008 and 2007 resulted primarily from the acceleration of discretionary transition contributions. When the Company froze its U.S. salaried defined benefit pension plan in 2006, a funded defined contribution plan was established that provided for fixed Company contributions and additional discretionary transition contributions to employee retirement accounts. The additional discretionary transition contributions were instituted to partially compensate certain U.S. employees for the loss in benefits resulting from freezing the defined benefit plans. In September 2008, the Company’s Board of Directors approved an acceleration of a portion of the transition contribution. As a result, $1,927,000 of additional transition contribution expense was recorded in the third quarter ended September 30, 2008.

The Company also sponsors a funded qualified profit sharing plan for its U.S. salaried employees and for some hourly employees. Company contributions are determined each year using a formula that is tied to Company profits. The contributions are allocated to participants’ accounts on the basis of the participants’ base earnings. Profit sharing expense was $2,158,000, $1,103,000 and $853,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

17. Accrued Liabilities

The composition of accrued liabilities was as follows:

	December 31
(Dollars in thousands)	2008	2007
Accrued payroll and benefits	$29,198	$25,154
Accrued customer rebates	8,843	7,859
Other accrued liabilities	18,583	11,870

Total accrued liabilities	$56,624	$44,883

18. Other Non-Current Liabilities

The composition of other non-current liabilities was as follows:

	December 31
(Dollars in thousands)	2008	2007
Deferred revenue	$3,408	$5,238
Environmental and legal matters	15,394	15,900
Deferred compensation liability	20,230	24,077
Pension liability	40,440	14,723
Other non-current liabilities	4,195	4,923

Total other non-current liabilities	$83,667	$64,861

19. Contingencies

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

The Company has estimated a range of possible environmental and legal losses from $10.8 million to $34.4 million at December 31, 2008. At December 31, 2008, the Company’s accrued liability for such losses, which represents the Company’s best estimate within the estimated range of possible environmental and legal losses, was $16.7 million compared to $17.2 million at December 31, 2007. During 2008, non-capital cash outlays related to legal and environmental matters approximated $2.7 million compared to $7.5 million expended in 2007. Settlement payments were down between years.

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

Following are summaries of the material contingencies at December 31, 2008:

Maywood, New Jersey Site

The Company’s property in Maywood, New Jersey and property formerly owned by the Company adjacent to its current site and other nearby properties (Maywood site) were listed on the National Priorities List in September 1993 pursuant to the provisions of CERCLA because of certain alleged chemical contamination. Pursuant to an Administrative Order on Consent entered into between USEPA and the Company for property formerly owned by the Company, and the issuance of an order by USEPA to the Company for property currently owned by the Company, the Company completed a Remedial Investigation Feasibility Study (RI/FS) in 1994. The Company submitted the Draft Final FS for Soil and Source Areas (Operable Unit 1) in September 2002. In addition, the Company submitted the Draft Final FS for Groundwater (Operable Unit 2) in June 2003 and also submitted additional information regarding groundwater in May 2007 and June 2008. The Company expects to file an updated FS with USEPA in March 2009. The final Record of Decision will be issued sometime after a public comment period.

Also, the New Jersey Department of Environmental Protection (NJDEP) filed a complaint against the Company and other entities on February 6, 2006, alleging that the defendants discharged hazardous substances at the Maywood site and at neighboring properties not part of the Maywood site resulting in damage to natural resources and the incurrence of response costs. The Company has reached a settlement agreement to resolve this litigation. The agreement is subject to a 30-day public comment period that is expected to begin on March 2, 2009. The Company believes that a resolution of its liability for this litigation will not have a material impact on the financial position, results of operations or cash flows of the Company.

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

Ewan Property Site

The case United States v. Lightman (1:92-cv-4710 D.N.J.), described above for the D’Imperio site, also involved the Ewan Property Site located in New Jersey. The agreement described above also included a settlement with respect to the past costs and future allocation percentage in said litigation for costs related to the Ewan site. The Company paid the settlement amount in the third quarter of 2007. The resolution of the Company’s liability for this litigation did not have a material impact on the financial position, results of operations or cash flows of the Company.

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

The Feasibility Study was submitted to USEPA in December 2007. The PRPs who agreed to conduct the interim remedial action entered into an Administrative Settlement Agreement and Order on Consent for Removal Action with USEPA, and these PRPs also entered into a Supplemental Lightman Yard Participation and Interim Funding Agreement to fund the agreed-upon remedial action. The Company paid a soil removal assessment upon execution of the agreements which did not have a material impact on the financial position, results of operations or cash flows of the Company. In December 2007, the Company received updated remediation cost estimates, which were considered in the Company’s determination of its range of estimated possible losses and reserve balance at December 31, 2007.

The Company believes that based on current information it has adequate reserves for claims associated with the Lightman site. However, actual costs could differ from current estimates.

Wilmington Site

The Company is currently contractually obligated to contribute to the response costs associated with the Company’s formerly-owned site at 51 Eames Street, Wilmington, Massachusetts. Remediation at this site is being managed by its current owner to whom the Company sold the property in 1980. Under the agreement, once total site remediation costs exceed certain levels, the Company is obligated to contribute up to five percent of future response costs associated with this site with no limitation on the ultimate amount of contributions. To date, the Company has paid the current owner $1.6 million for the Company’s portion of environmental response costs through the third quarter of 2008 (the current owner of the site bills the Company one calendar quarter in arrears). The Company has recorded a liability for its portion of the estimated remediation costs for the site. Depending on the ultimate cost of the remediation at this site, the amount for which the Company is liable could differ from the current estimates.

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

The Company believes that based on current information it has adequate reserves for the claims related to this site. However, actual costs could differ from current estimates.

20. Segment Reporting

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

Segment data for the three years ended December 31, 2008, 2007 and 2006, are as follows:

(Dollars in thousands)	Surfactants		Polymers		Specialty Products	Segment Totals
2008
Net sales	$1,199,438		$359,014		$41,678	$1,600,130
Operating income	52,261		34,103	(b)	5,949	92,313
Assets	434,515		121,973		25,004	581,492
Capital expenditures	25,666		16,271		1,196	43,133
Depreciation and Amortization expenses	26,749		6,721		1,399	34,869

2007
Net sales	$975,726		$321,228		$32,947	$1,329,901
Operating income	29,716	(a)	28,044		5,946	63,706
Assets	424,014		108,925		21,930	554,869
Capital expenditures	27,509		10,206		1,349	39,064
Depreciation and Amortization expenses	27,790		6,223		1,240	35,253

2006
Net sales	$880,327		$264,167		$28,089	$1,172,583
Operating income	21,249		26,106		3,225	50,580
Assets	393,399		99,057		24,099	516,555
Capital expenditures	32,526		8,181		4,967	45,674
Depreciation and Amortization expenses	29,216		5,948		1,281	36,445

(a)	Includes $4.2 million gain on sale of product line and $3.5 million goodwill impairment charge
(b)	Includes $9.9 million gain on sale of product line

Below are reconciliations of segment data to the consolidated financial statements:

(Dollars in thousands)	2008		2007	2006
Operating income—segment totals	$92,313		$63,706	$50,580
Unallocated corporate expenses	(21,633	)(a)	(28,611)	(34,727)
Interest expense	(9,514)		(9,730)	(8,885)
Loss from equity in joint ventures	(2,697)		(416)	(812)
Other, net	(3,591)		(1,234)	1,233

Consolidated income before income taxes and minority interest	$54,878		$23,715	$7,389

Assets—segment totals	$581,492		$554,869	$516,555
Unallocated corporate assets	30,405		18,316	29,500

Consolidated assets	$611,897		$573,185	$546,055

Capital expenditures—segment totals	$43,133		$39,064	$45,674
Unallocated corporate expenditures	6,645		751	296

Consolidated capital expenditures	$49,778		$39,815	$45,970

Depreciation and amortization expenses – segment totals	$34,869		$35,253	$36,445
Unallocated corporate depreciation expenses	2,059		1,923	1,939

Consolidated depreciation and amortization expenses	$36,928		$37,176	$38,384

(a) Includes $8.5 million gain on sales of land.
Company-wide geographic data for the years ended December 31, 2008, 2007 and 2006, are as follows (net sales attributed to countries based on selling location):

(Dollars in thousands)	2008		2007	2006
Net sales
United States	$1,051,551		$872,130	$801,017
France	250,804		199,639	126,615
United Kingdom	111,795		98,620	90,981
All other countries	185,980		159,512	153,970

Total	$1,600,130		$1,329,901	$1,172,583

Long-lived assets
United States	$176,904		$156,361	$153,244
United Kingdom	17,880		25,620	30,478
Germany	14,973		15,626	13,899
All other countries	39,126		47,685	43,184

Total	$248,883		$245,292	$240,805

21. Earnings Per Share

Below is the computation of basic and diluted earnings per share for the years ended December 31, 2008, 2007 and 2006:

(In thousands, except per share amounts)	2008	2007	2006
Computation of Basic Earnings per Share
Net Income	$37,172	$15,118	$6,670
Deduct dividends on preferred stock	769	787	789

Income applicable to common stock	$36,403	$14,331	$5,881

Weighted-average number of shares outstanding	9,566	9,316	9,133

Basic earnings per share	$3.81	$1.54	$0.64

Computation of Diluted Earnings per Share
Net Income	$37,172	$15,118	$6,670
Deduct dividends on preferred stock (a)	—	—	789

Income applicable to common stock	$37,172	$15,118	$5,881

Weighted-average number of shares outstanding	9,566	9,316	9,133
Add net shares from assumed exercise of options (under treasury stock method) (b)	318	144	151
Add contingently issuable net shares related to performance stock awards (under treasury stock method)	27	—	—
Add weighted-average shares from assumed conversion of convertible preferred stock (a)	638	653	—

Shares applicable to diluted earnings	10,549	10,113	9,284

Diluted earnings per share	$3.52	$1.50	$0.63

(a)	The assumed conversions of 572,854 shares of convertible preferred stock for 2006 were antidilutive, and accordingly, were excluded from the diluted earnings per share calculations.
(b)	Options to purchase 139,166 shares of common stock were not included in the computation of diluted earnings per share for 2006, because the options’ exercise prices were greater than the average market price for the common stock and their effect would have been antidilutive.

22. Severance Cost

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

23. Statement of Cash Flows

Non-cash financing activities for the years ended December 31, 2008, 2007 and 2006, included the receipt of shares of the Company’s common stock tendered in lieu of cash by employees exercising stock options. The tendered shares, which were owned by employees for more than six months, had values of $3,690,000 in 2008 (77,685 shares), $707,000 in 2007 (24,029 shares) and $1,037,000 in 2006 (33,220 shares) and were recorded as treasury stock. Non-cash investing activities included unpaid liabilities incurred for capital equipment acquisitions of approximately $8,241,000 in 2008, $4,555,000 in 2007 and $5,078,000 in 2006.

Selected Quarterly Financial Data

(Dollars in thousands, except per share data)

Unaudited

	2008
Quarter	First	Second	Third		Fourth	Year
Net Sales	$381,451	$420,399	$432,947		$365,333	$1,600,130
Gross Profit	45,858	50,001	42,785		30,893	169,537
Interest, net	(2,347)	(2,573)	(2,447)		(2,147)	(9,514)
Income Before Income Taxes and Minority Interest	12,797	14,510	24,410	(a)	3,161	54,878
Net Income	8,747	9,761	17,000		1,664	37,172
Per Diluted Share	0.85	0.93	1.59		0.15	3.52

	2007
Quarter	First	Second		Third	Fourth	Year
Net Sales	$313,004	$336,156		$338,398	$342,343	$1,329,901
Gross Profit	34,809	38,274		34,868	33,445	141,396
Interest, net	(2,308)	(2,515)		(2,395)	(2,512)	(9,730)
Income Before Income Taxes and Minority Interest	8,080	7,459	(b)	4,555	3,621	23,715
Net Income	5,687	4,737		3,086	1,608	15,118
Per Diluted Share	0.56	0.47		0.31	0.15	1.50

(a)	Includes an $8.5 million gain on sale of land and $9.9 million gain on the sale of select polyurethane systems product lines.
(b)	Includes a $4.3 million gain on the sale of the Company’s specialty esters product line ($4.2 million gain for all of 2007) and a $3.5 million impairment charge for Stepan UK’s goodwill.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

a.	Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures as of the end of the most recent fiscal quarter covered by this Form 10-K, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) were effective as of December 31, 2008.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment we believe that, as of December 31, 2008, the Company’s internal controls over financial reporting were effective based on those criteria.

The Company’s independent registered public accounting firm that audited the financial statements included in this Form 10-K has issued an attestation report on the Company’s internal control over financial reporting. This report follows:

c.	Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Stepan Company

Northfield, Illinois

We have audited the internal control over financial reporting of Stepan Company and subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the PCAOB, the accompanying consolidated financial statements of Stepan Company and subsidiaries as of and for the year ended December 31, 2008, and our report dated February 24, 2009, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of Financial Accounting Standards Board Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.

/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP

Chicago, Illinois

February 24, 2009

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

See Company’s Proxy Statement dated March 19, 2009, for Directors of the Registrant, which is incorporated by reference herein.

(b)	Executive Officers

See Executive Officers of the Registrant in Part I above for the identification of the Executive Officers of the Registrant. See Company’s Proxy Statement dated March 19, 2009, for other information on Executive Officers of the Registrant, which is incorporated by reference herein.

(c)	Audit Committee Financial Expert

See Company’s Proxy Statement dated March 19, 2009, for Audit Committee Financial Expert, which is incorporated by reference herein.

(d)	Code of Conduct

See Company’s Proxy Statement dated March 19, 2009, for Code of Conduct, which is incorporated by reference herein.

Item 11.	Executive Compensation

See Company’s Proxy Statement dated March 19, 2009, for Compensation of Executive Officers and Directors, which is incorporated by reference herein.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

See Company’s Proxy Statement dated March 19, 2009, for Security Ownership, which is incorporated by reference herein.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

See Company’s Proxy Statement dated March 19, 2009, for Transactions with Related Persons, Promoters and Certain Control Persons and for Corporate Governance Principles and Board Matters, which are incorporated by reference herein.

Item 14.	Principal Accounting Fees and Services

See Company’s Proxy Statement dated March 19, 2009, for Accounting and Auditing Matters, which is incorporated by reference herein.

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

February 27, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ F. Quinn Stepan	Chairman and Director	February 27, 2009
F. Quinn Stepan

/s/ F. Quinn Stepan, Jr.	President, Chief Executive Officer and Director	February 27, 2009
F. Quinn Stepan, Jr.	(Principal Executive Officer)

/s/ James E. Hurlbutt James E. Hurlbutt	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2009

/s/ Robert D. Cadieux	Director	February 27, 2009
Robert D. Cadieux

/s/ Thomas F. Grojean	Director	February 27, 2009
Thomas F. Grojean

/s/ Gregory E. Lawton	Director	February 27, 2009
Gregory E. Lawton

/s/ Robert G. Potter	Director	February 27, 2009
Robert G. Potter

/s/ Edward J. Wehmer	Director	February 27, 2009
Edward J. Wehmer

James E. Hurlbutt, pursuant to powers of attorney executed by each of the directors and officers listed above, does hereby execute this report on behalf of each of such directors and officers in the capacity in which the name of each appears above.

February 27, 2009	/s/ James E. Hurlbutt
James E. Hurlbutt

EXHIBIT INDEX

Exhibit No.	Description

(3)a	Copy of the Certificate of Incorporation, and the Certificates of Amendment of Certificate of Incorporation, dated May 6, 1968, April 20, 1972, April 16, 1973, December 2, 1983. (Note 1)

(3)a(1)	Copy of Certificate of Amendment of Certificate of Incorporation, dated May 24, 1999. (Note 10)

(3)a(2)	Copy of Restated Certificate of Incorporation of Stepan Company, dated December 27, 2005. (Note 19)

(3)b	Copy of Amended and Restated Bylaws of the Company, dated October 21, 2008. (Note 29)

(3)c	Copy of Certificate of Amendment, dated April 28, 1993, to Article IV of Certificate of Incorporation. (Note 7)

(3)d	Copy of Certificate of Amendment, dated May 5, 1987, to Article X of Certificate of Incorporation. (Note 2)

(4)g	Copy of Term Credit Agreement dated June 26, 2008, with J.P. Morgan Chase Bank, N.A., Bank of America, N.A., and The Northern Trust Company (Note 27)

(4)h	Copy of Loan Agreement, dated June 15, 1995, with Aid Association for Lutherans, the Northwestern Mutual Life Insurance Company and The Mutual Life Insurance Company of New York. (Note 8)

(4)h(1)	Copy of Amended and Restated Note Agreement dated as of December 1, 2002, regarding 7.69% Amended and Restated Senior Notes, Series A, due June 30, 2005 and 7.77% Amended and Restated Senior Notes, Series B, due June 30, 2010 (amending Loan Agreement dated June 15, 1995, with Aid Association for Lutherans, the Northwestern Mutual Life Insurance Company and The Mutual Life Insurance Company of New York). (Note 13)

(4)i	Copy of Note Purchase Agreement, dated September 1, 2002, with The Northwestern Mutual Life Insurance Company, Thrivent Financial for Lutherans, Connecticut General Life Insurance Company and MONY Life Insurance Company (Note 12)

(4)n(1)	Copy of Certificate of Designation, Preferences and Rights of the 5 1/2% Convertible Preferred Stock, without Par Value and the Amended Certificate, dated August 12, 1992 and April 28, 1993. (Note 7)

(4)n(2)	Copy of Issuer Tender Offer Statement on Schedule 13E-4, dated August 13, 1992. (Note 6)

(4)n(3)	Copy of Amendment No. 1 to Schedule 13E-4 (see also (4)n(2) above), dated September 23, 1992. (Note 6)

(4)n(4)	Copy of the Company’s Form 8-A, dated August 13, 1992. (Note 6)

(4)p	Copy of Term Loan Agreement, dated October 1, 1998, with The Northwestern Mutual Life Insurance Company and Connecticut General Life Insurance Company. (Note 9)

(4)p(1)	Copy of Amended and Restated Note Agreement dated as of December 1, 2002, regarding 6.59% Amended and Restated Senior Notes, due October 1, 2013 (amending Term Loan Agreement dated October 1, 1998, with The Northwestern Mutual Life Insurance Company and Connecticut General Life Insurance Company). (Note 13)

(4)t	Copy of First Amendment, dated as of February 27, 2004, to Amended 1993 Note Agreement, Amended 1995 Note Agreement, Amended 1998 Note Agreement and 2002 Note Purchase Agreement (Note 14)

(4)t(1)	Copy of Second Amendment dated as of May 3, 2004, to Amended 1993 Note Agreement, Amended 1995 Note Agreement, Amended 1998 Note Agreement and 2002 Note Purchase Agreement (Note 17)

(4)u	Copy of Note Purchase Agreement with Life Insurance Company of North America, MONY Life Insurance Company, AXA Equitable Life Insurance Company and Horizon Blue Cross Blue Shield of New Jersey dated September 29, 2005 (Note 18)

(4)v	Copy of Credit Agreement dated April 20, 2006, with J.P. Morgan Chase Bank, NA; Bank of America, NA; and Harris, NA (Note 21)

In accordance with 601(b)(4) (iii) of Regulation S-K, certain debt instruments are omitted, where the amount of securities authorized under such instruments does not exceed 10% of the total consolidated assets of the Registrant. Copies of such instruments will be furnished to the Commission upon request.

(10)a	Description of the 1965 Directors Deferred Compensation Plan. (Note 3)

(10)a(1)	Copy of Amendment to the Stepan Company Directors’ Deferred Plan. (Note 20)

(10)a(2)	Copy of Stepan Company Directors’ Deferred Compensation Plan amended and restated as of January 1, 2005. (Note 25)

(10)a(3)	Copy of the First Amendment of the Stepan Company Directors’ Deferred Compensation Plan.

(10)b	Copy of the 1969 Management Incentive Compensation Plan as amended and restated as of January 1, 1992. (Note 5)

(10)b(1)	Copy of Stepan Company Management Incentive Plan (As Amended and Restated Effective as of January 1, 2005). (Note 24)

(10)b(2)	Copy of the First Amendment of the Stepan Company Management Incentive Plan (As Amended and Restated Effective as of January 1, 2005), effective as of January 1, 2008. (Note 28)

(10)b(3)	Copy of the Second Amendment of the Stepan Company Management Incentive Plan.

(10)e	Copy of Leveraged Employee Stock Ownership Plan. (Note 4)

(10)f	Copy of the Company’s 1992 Stock Option Plan. (Note 5)

(10)g	Copy of the Company’s 2000 Stock Option Plan. (Note 11)

(10)g(1)	Copy of the amendment to the Company’s 2000 Stock Option Plan. (Note 16)

(10)g(2)	Form of Incentive Stock Option Agreement under Stepan Company 2000 Stock Option Plan. (Note 16)

(10)g(3)	Form of Non-Qualified Stock Option Agreement under Stepan Company 2000 Stock Option Plan. (Note 16)

(10)g(4)	Copy of Form of Restricted Stock Agreement under 2000 Option Plan. (Note 20)

(10)g(5)	Copy of the First Amendment of the Stepan Company 2000 Stock Option Plan.

(10)h	Copy of settlement agreement, which provided information with respect to the Company’s agreement with the United States regarding environmental remediation work to be completed at Stepan’s site in Maywood, New Jersey. (Note 15)

(10)i	Copy of Company’s 2006 Incentive Compensation Plan. (Note 22)

(10)i(1)	Copy of Form of Non-Employee Director Non-Qualified Stock Option Agreement under Stepan Company 2006 Incentive Compensation Plan. (Note 23)

(10)i(2)	Copy of Form of Incentive Stock Option Agreement under Stepan Company 2006 Incentive Compensation Plan. (Note 26)

(10)i(3)	Copy of Form of Non-Qualified Stock Option Agreement under Stepan Company 2006 Incentive Compensation Plan. (Note 26)

(10)i(4)	Copy of Form of Restricted Stock Agreement under Stepan Company 2006 Incentive Compensation Plan. (Note 26)

(10)i(5)	Copy of the First Amendment of the Stepan Company 2006 Incentive Compensation Plan.

(10)j	Copy of the Performance Award Deferred Compensation Plan (Effective January 1, 2008) (Note 29)

(21)	Subsidiaries of Registrant at December 31, 2008.

(23)	Consent of Independent Registered Public Accounting Firm.

(24)	Power of Attorney.

(31.1)	Certification of President and Chief Executive Officer.

(31.2)	Certification of Vice President and Chief Financial Officer (Principal Financial Officer).

(32)	Certification of President and Chief Executive Officer (Principal Executive Officer) and Vice President and Chief Financial Officer (Principal Financial Officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Notes To Exhibit Index

Note No.
1.	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1983, and incorporated herein by reference.

2.	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1987, and incorporated herein by reference.

3.	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1988, and incorporated herein by reference.

4.	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference.

5.	Filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1992, and incorporated herein by reference.

6.	Filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1992, and incorporated herein by reference.

7.	Filed with the Company’s Current Report on Form 8-K filed on April 28, 1993, and incorporated herein by reference.

8.	Filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, and incorporated herein by reference.

9.	Filed with the Company’s Annual Report Form 10-K for the year-ended December 31, 1998, and incorporated herein by reference.

10.	Filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and incorporated herein by reference.

11.	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.

12.	Filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, and incorporated herein by reference.

13.	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.

14.	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.

15.	Filed with the Company’s Current Report on Form 8-K filed on November 18, 2004, and incorporated herein by reference.

16.	Filed with the Company’s Current Report on Form 8-K filed on December 23, 2004, and incorporated herein by reference.

17.	Filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, and incorporated herein by reference.

18.	Filed with the Company’s Current report on Form 8-K filed on October 3, 2005, and incorporated herein by reference.

19.	Filed with the Company’s Current Report on Form 8-K filed on December 28, 2005, and incorporated herein by reference.

20.	Filed with the Company’s Current Report on Form 8-K filed on February 16, 2006, and incorporated herein by reference.

21.	Filed with the Company’s Current report on Form 8-K filed on April 26, 2006, and incorporated herein by reference.

22.	Filed with the Company’s Form S-8 filed on April 27, 2006, and incorporated herein by reference.

23.	Filed with the Company’s Current Report on Form 8-K filed on April 27, 2006, and incorporated herein by reference.

24.	Filed with the Company’s Current Report on Form 8-K filed on January 5, 2007, and incorporated herein by reference.

25.	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, and incorporated herein by reference.

26.	Filed with the Company’s Current Report on Form 8-K filed on February 16, 2007, and incorporated herein by reference.

27.	Filed with the Company’s Current Report on Form 8-K filed on July 1, 2008, and incorporated herein by reference.

28.	Filed with the Company’s Current Report on Form 8-K filed on September 16, 2008, and incorporated herein by reference.

29.	Filed with the Company’s Current Report on Form 8-K filed on October 24, 2008, and incorporated herein by reference.