Form 10-Q
period 2009-03-31
STEPAN CO
filed 2009-05-01
CIK 94049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check one): Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 28, 2009
Common Stock, $1 par value	9,660,187 Shares

Part I	FINANCIAL INFORMATION

Item 1 - Financial Statements

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Unaudited

(In thousands, except per share amounts)	Three Months Ended March 31
	2009	2008
Net Sales	$318,143	$381,451
Cost of Sales	269,448	335,593

Gross Profit	48,695	45,858

Operating Expenses:
Marketing	9,313	9,780
Administrative	4,467	10,784
Research, development and technical services	8,746	8,416

	22,526	28,980

Operating Income	26,169	16,878

Other Income (Expenses):
Interest, net	(1,842)	(2,347)
Loss from equity in joint ventures	(807)	(277)
Other, net (Note 13)	(269)	(1,457)

	(2,918)	(4,081)

Income Before Provision for Income Taxes	23,251	12,797
Provision for Income Taxes	8,093	4,067

Net Income	15,158	8,730
Less: Net (Income) Loss Attributable to the Noncontrolling Interest (Note 2)	(5)	17

Net Income Attributable to Stepan Company	$15,153	$8,747

Net Income Per Common Share Attributable to Stepan Company (Note 9):
Basic	$1.53	$0.91

Diluted	$1.43	$0.85

Shares Used to Compute Net Income Per Common Share Attributable to Stepan Company (Note 9):
Basic	9,776	9,398

Diluted	10,569	10,233

Dividends per Common Share	$0.2200	$0.2100

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(Dollars in thousands)	March 31, 2009	December 31, 2008
Assets
Current Assets:
Cash and cash equivalents	$6,768	$8,258
Restricted cash (Note 14)	—	8,477
Receivables, net	172,720	188,444
Inventories (Note 6)	90,797	103,243
Deferred income taxes	10,429	10,552
Other current assets	9,501	9,449

Total current assets	290,215	328,423

Property, Plant and Equipment:
Cost	913,885	911,251
Less: accumulated depreciation	(676,879)	(673,085)

Property, plant and equipment, net	237,006	238,166

Goodwill, net	4,382	4,410
Other intangible assets, net	5,906	6,307
Long-term investments (Note 4)	7,882	11,351
Other non-current assets	16,220	23,240

Total assets	$561,611	$611,897

Liabilities and Stockholders’ Equity
Current Liabilities:
Current maturities of long-term debt (Note 12)	$25,044	$38,264
Accounts payable	90,671	117,247
Accrued liabilities	40,750	56,624

Total current liabilities	156,465	212,135

Deferred income taxes	2,827	2,137

Long-term debt, less current maturities (Note 12)	107,037	104,725

Other non-current liabilities	77,636	83,667

Commitments and Contingencies (Note 7)

Stockholders’ Equity:
5- 1/2% convertible preferred stock, cumulative, voting, without par value; authorized 2,000,000 shares; issued and outstanding 549,896 shares in 2009 and 550,448 shares in 2008	13,747	13,761
Common stock, $1 par value; authorized 30,000,000 shares; issued 10,887,345 shares in 2009 and 10,840,946 shares in 2008	10,887	10,841
Additional paid-in capital	56,999	54,712
Accumulated other comprehensive loss	(46,450)	(40,525)
Retained earnings (unrestricted approximately $64,107 in 2009 and $59,433 in 2008)	210,320	197,481
Less: Treasury stock, at cost, 1,229,437 shares in 2009 and 1,208,857 shares in 2008	(28,948)	(28,126)

Total Stepan Company stockholders’ equity	216,555	208,144

Noncontrolling interest	1,091	1,089

Total stockholders’ equity	217,646	209,233

Total liabilities and stockholders’ equity	$561,611	$611,897

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(Dollars in thousands)	Three Months Ended March 31
	2009	2008
Cash Flows From Operating Activities
Net income	$15,158	$8,730
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,814	9,353
Deferred compensation	(5,520)	674
Realized / unrealized loss on long-term investments	369	1,315
Stock-based compensation	1,220	921
Deferred income taxes	5,124	523
Other non-cash items	1,493	877
Changes in assets and liabilities:
Receivables, net	11,791	(30,028)
Inventories	10,849	(18,568)
Other current assets	(137)	228
Accounts payable and accrued liabilities	(33,610)	6,757
Pension liabilities	185	(300)
Environmental and legal liabilities	(34)	(76)
Deferred revenues	(229)	(419)
Excess tax benefit from stock options and awards	(165)	(200)

Net Cash Provided By (Used In) Operating Activities	15,308	(20,213)

Cash Flows From Investing Activities
Expenditures for property, plant and equipment	(15,672)	(10,586)
Change in restricted cash	8,477	—
Sale of mutual fund investments	4,407	245
Other non-current assets	(37)	(11)

Net Cash Used In Investing Activities	(2,825)	(10,352)

Cash Flows From Financing Activities
Revolving debt and notes payable to banks, net	(9,252)	28,769
Other debt borrowings	1,552	760
Other debt repayments	(2,173)	(2,198)
Dividends paid	(2,314)	(2,162)
Purchase of treasury stock, net of sale	(998)	—
Stock option exercises	—	2,547
Excess tax benefit from stock options and awards	165	200
Other, net	(465)	—

Net Cash Provided By (Used In) Financing Activities	(13,485)	27,916

Effect of Exchange Rate Changes on Cash	(488)	213

Net Decrease in Cash and Cash Equivalents	(1,490)	(2,436)
Cash and Cash Equivalents at Beginning of Period	8,258	5,739

Cash and Cash Equivalents at End of Period	$6,768	$3,303

Supplemental Cash Flow Information
Cash payments of income taxes, net of refunds	$12	$(1,005)

Cash payments of interest	$1,661	$2,023

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

Unaudited

1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements included herein have been prepared by Stepan Company (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate and make the information presented not misleading. In the opinion of management, all normal recurring adjustments necessary to present fairly the Company’s financial position as of March 31, 2009, its results of operations for the three months ended March 31, 2009 and 2008, and its cash flows for the three months ended March 31, 2009 and 2008, have been included. These financial statements and related footnotes should be read in conjunction with the financial statements and related footnotes included in the Company’s 2008 Form 10-K.

2.	NONCONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS

On January 1, 2009, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 160, Noncontrolling Interests in Consolidated Financial Statements. The Statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This includes reporting noncontrolling interests in the balance sheet as a component of stockholders’ equity, separate from the parent company’s equity. In the statement of income, net income is to be reported on a consolidated basis that includes amounts attributable to the parent and the noncontrolling interest. The standard also requires that noncontrolling interests are initially to be measured at fair value. The financial statement and disclosure provisions of SFAS No. 160 were applied retrospectively for all periods presented. Adoption of SFAS No. 160 did not have an effect on the Company’s financial position, cash flows or results of operations.

3.	DERIVATIVE INSTRUMENTS

On January 1, 2009, the Company adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. Adoption of the standard did not have an effect on the Company’s financial position, cash flows, or results of operations. The disclosures required by SFAS No. 161, as they pertain to the Company, follow.

The Company is exposed to certain risks relating to its ongoing business operations. The primary risk managed by the use of derivative instruments is foreign exchange risk. Specifically, the Company currently holds forward foreign currency exchange contracts that are not designated as any type of accounting hedge, as defined by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company uses these contracts to manage its exposure to exchange rate fluctuations on certain accounts payable and accounts receivable balances recorded on the books of Company subsidiaries that are denominated in currencies other than the entities’ functional currencies. The forward foreign exchange contracts are recognized on the balance sheet as either an asset or a liability measured at fair value. Gains and losses arising from recording the foreign exchange contracts at fair value are recorded in earnings as offsets to the losses and gains reported in earnings arising from the remeasurement of the accounts payable and accounts receivable balances into the applicable functional currencies. At March 31, 2009, the Company had open forward foreign currency exchange contracts, all with expiration dates of three months or less, to buy or sell foreign currencies with a U.S. dollar equivalent of $28,420,000. The locations and fair value amounts of derivative instruments reported in the March 31, 2009, consolidated balance sheet are presented below:

(Dollars in thousands)	Asset Derivatives		Liability Derivatives
Derivative Instrument	Balance Sheet Line Item	Fair Value	Balance Sheet Line Item	Fair Value
Foreign Exchange Contracts	Receivables, net	$425	Accounts payable	$743

The location and amount of the gains and losses, related to derivative instruments, reported in the consolidated income statement for the three month period ending March 31, 2009, are presented below:

(Dollars in thousands)
Derivative Instrument	Income Statement Line Item	Gain / (Loss) Recognized
Foreign Exchange Contracts	Other, net	$(895)

4.	FAIR VALUE MEASUREMENTS

Below are the financial assets and liabilities the Company records at fair value and the level within the fair value hierarchy in which the fair value measurements fall (Level 1 includes inputs that are quoted prices in active markets for identical assets and liabilities; Level 2 includes inputs other than quoted prices included within Level 1 that are directly or indirectly observable and market-based information for similar assets and liabilities; and Level 3 includes unobservable inputs which reflect the entity’s own assumptions about the assumptions market participants use in pricing the assets and liabilities). The derivative assets and liabilities are forward foreign exchange contracts described more fully in Note 3.

(Dollars in thousands)

	Fair Value	Level 1	Level 2	Level 3
March 31, 2009

Mutual fund assets	$7,882	$7,882	$—	$—
Derivative assets	425	—	425	—

Total assets at fair value	$8,307	$7,882	$425	$—

Derivative liabilities	$743	$—	$743	$—

Total liabilities at fair value	$743	$—	$743	$—

December 31, 2008

Mutual fund assets	$11,351	$11,351	$—	$—
Derivative assets	455	—	455	—

Total assets at fair value	$11,806	$—	$455	$—

Derivative liabilities	$271	$—	$271	$—

Total liabilities at fair value	$271	$—	$271	$—

Pursuant to Financial Accounting Standards Board Staff Position No. 157-2, SFAS No. 157, Fair Value Measurements, became effective for the Company’s nonrecurring fair value measurements of nonfinancial assets and liabilities on January 1, 2009. The new requirement had no immediate effect on the Company’s financial position, cash flows or results of operations, but may affect future determinations of goodwill, intangible assets and other long-lived assets’ fair values recorded in conjunction with business combinations and as part of impairment reviews for goodwill and long-fixed assets.

5.	STOCK-BASED COMPENSATION

The Company has stock options outstanding under its 1992 Stock Option Plan and stock options and performance stock awards outstanding under its 2000 Stock Option Plan and its 2006 Incentive Compensation Plan. Compensation expense charged against income for all plans was $1,220,000 and $921,000 for the three months ended March 31, 2009 and 2008. Unrecognized compensation cost for stock options and stock awards was $1,807,000 and $2,739,000, respectively, at March 31, 2009, compared to $584,000 and $1,705,000, respectively, at December 31, 2008. A portion of the increase in compensation expenses and unrecognized compensation costs resulted from management’s assessment that the probable levels of profitability on which the vesting of performance stock awards are based would be higher than originally projected, which led to an increase in the number of performance stock awards that are ultimately expected to vest. Also, contributing to the increases were the 2009 grants of 142,100 stock options and 74,300 performance stock awards. The unrecognized compensation cost at March 31, 2009, is expected to be recognized over weighted average periods of 1.6 years and 1.9 years for stock options and performance stock awards, respectively.

6.	INVENTORIES

The composition of inventories was as follows:

(Dollars in thousands)	March 31, 2009	December 31, 2008
Finished products	$57,927	$69,152
Raw materials	32,870	34,091

Total inventories	$90,797	$103,243

Inventories are primarily priced using the last-in, first-out inventory valuation method. If the first-in, first-out inventory valuation method had been used for all inventories, inventory balances would have been approximately $36,526,000 and $38,669,000 higher than reported at March 31, 2009, and December 31, 2008, respectively.

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

The Company has estimated a range of possible environmental and legal losses from $7.6 million to $32.1 million at March 31, 2009. At March 31, 2009, the Company’s accrued liability for such losses, which represents the Company’s best estimate within the estimated range of possible environmental and legal losses, was $16.7 million, unchanged since December 31, 2008. During the first three months of 2009, non-capital cash outlays related to legal and environmental matters approximated $0.4 million compared to $0.5 million in the first three months of 2008.

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

Following are summaries of the material contingencies at March 31, 2009:

Maywood, New Jersey Site

The Company’s property in Maywood, New Jersey and property formerly owned by the Company adjacent to its current site and other nearby properties (Maywood site) were listed on the National Priorities List in September 1993 pursuant to the provisions of CERCLA because of certain alleged chemical contamination. Pursuant to an Administrative Order on Consent entered into between USEPA and the Company for property formerly owned by the Company, and the issuance of an order by USEPA to the Company for property currently owned by the Company, the Company completed a Remedial Investigation Feasibility Study (RI/FS) in 1994. The Company has also submitted documentation and information as requested by USEPA. Most recently, the Company submitted a Draft Feasibility Study for Soil and Groundwater (Operable Units 1 and 2) in March 2009. The Company is awaiting the issuance of a Record of Decision from USEPA. After considering available information, including the Draft Feasibility Study, the Company revised its estimated range of possible losses for the site but made no change to its recorded liability.

Also, the New Jersey Department of Environmental Protection (NJDEP) filed a complaint against the Company and other entities on February 6, 2006, alleging that the defendants discharged hazardous substances at the Maywood site and at neighboring properties not part of the Maywood site resulting in damage to natural resources and the incurrence of response costs. A Consent Judgment has been executed to resolve said litigation and the public comment period has expired. The parties are waiting for the court to enter the Consent Judgment. The resolution of the Company’s liability for this litigation did not have a material impact on the financial position, results of operations or cash flows of the Company.

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

D’Imperio Property Site

During the mid-1970’s, Jerome Lightman and the Lightman Drum Company disposed of hazardous substances at several sites in New Jersey. The Company was named as a potentially responsible party (PRP) in the case United States v. Lightman (1:92-cv-4710 D.N.J.), which involved the D’Imperio Property Site located in New Jersey. In the second quarter of 2007, the Company reached an agreement with respect to the past costs and future allocation percentage in said litigation for costs related to the D’Imperio site, including costs to comply with USEPA’s Unilateral Administrative Orders. The Company paid the settlement amount in the third quarter of 2007. The resolution of the Company’s liability for this litigation did not have a material impact on the financial position, results of operations or cash flows of the Company. In December 2007, the Company received updated remediation cost estimates, which were considered in the Company’s determination of its range of estimated possible losses and reserve balance.

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

Lightman Drum Company Superfund Site

The Company received a Section 104(e) Request for Information from USEPA dated March 21, 2000, regarding the Lightman Drum Company Superfund Site located in Winslow Township, New Jersey. The Company responded to this request on May 18, 2000. In addition, the Company received a Notice of Potential Liability and Request to Perform RI/FS dated June 30, 2000, from USEPA. The Company decided that it will participate in the performance of the RI/FS as a member of the Lightman Yard PRP Group. Due to the addition of other PRPs, the Company’s allocation percentage decreased. However, the allocation has not yet been finalized by the Lightman Yard PRP Group

In the fourth quarter of 2007, the PRPs who agreed to conduct the interim remedial action entered into an Administrative Settlement Agreement and Order on Consent for Removal Action with USEPA, and these PRPs also entered into a Supplemental Lightman Yard Participation and Interim Funding Agreement to fund the agreed-upon removal action. The Company paid a soil removal assessment upon execution of the agreements which did not have a material impact on the financial position, results of operations or cash flows of the Company. A final Feasibility Study was submitted to USEPA in February 2009 and was approved in March 2009. The Company did not make any changes to its estimated range of possible losses or recorded liability for the site.

The Company believes that based on current information it has adequate reserves for claims associated with the Lightman site. However, actual costs could differ from current estimates.

Wilmington Site

The Company is currently contractually obligated to contribute to the response costs associated with the Company’s formerly-owned site at 51 Eames Street, Wilmington, Massachusetts. Remediation at this site is being managed by its current owner to whom the Company sold the property in 1980. Under the agreement, once total site remediation costs exceed certain levels, the Company is obligated to contribute up to five percent of future response costs associated with this site with no limitation on the ultimate amount of contributions. To date, the Company has paid the current owner $1.6 million for the Company’s portion of environmental response costs through the fourth quarter of 2008 (the current owner of the site bills the Company one calendar quarter in arrears). The Company has recorded a liability for its portion of the estimated remediation costs for the site. Depending on the ultimate cost of the remediation at this site, the amount for which the Company is liable could differ from the current estimates.

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

The Company believes that based on current information it has adequate reserves for the claims related to this site.

8.	POSTRETIREMENT BENEFIT PLANS

Defined Benefit Pension Plans

Components of Net Periodic Benefit Cost

(Dollars in thousands)	UNITED STATES		UNITED KINGDOM
	Three Months Ended March 31		Three Months Ended March 31
	2009	2008	2009	2008
Service cost	$—	$2	$—	$—
Interest cost	1,775	1,631	199	263
Expected return on plan assets	(1,856)	(1,967)	(132)	(245)
Amortization of net loss	366	150	19	—

Net periodic (benefit) cost	$285	$(184)	$86	$18

Employer Contributions

U.S. Plans

The Company expects to contribute approximately $2,282,000 to its U.S. qualified defined benefit pension plans in 2009 and to pay $355,000 in 2009 related to its unfunded non-qualified plans. As of March 31, 2009, no contributions had been made to the qualified plans and $108,000 had been paid related to the non-qualified plans.

U.K. Plan

Stepan UK Limited expects to contribute approximately $490,000 to its defined benefit pension plan in 2009. As of March 31, 2009, $69,000 had been contributed to the plan.

Defined Contribution Plans

Defined contribution plan expense was $1,207,000 for the three months ended March 31, 2009 and $1,386,000 for the three months ended March 31, 2008.

Expense related to the Company’s profit sharing plan was $884,000 and $674,000 for the three months ended March 31, 2009 and 2008, respectively.

9.	EARNINGS PER SHARE

Below is the computation of basic and diluted earnings per share for the three months ended March 31, 2009 and 2008.

(In thousands, except per share amounts)	Three Months Ended March 31
	2009	2008
Computation of Basic Earnings per Share
Net income attributable to Stepan Company	$15,153	$8,747
Deduct dividends on preferred stock	189	195

Income applicable to common stock	$14,964	$8,552

Weighted-average number of common shares outstanding	9,776	9,398

Basic earnings per share	$1.53	$0.91

Computation of Diluted Earnings per Share
Net income attributable to Stepan Company	$15,153	$8,747

Weighted-average number of common shares outstanding	9,776	9,398
Add net shares issuable from assumed exercise of options (under treasury stock method) (1)	165	189
Add weighted-average shares issuable from assumed conversion of convertible preferred stock	628	646

Shares applicable to diluted earnings	10,569	10,233

Diluted earnings per share	$1.43	$0.85

(1)

Options to purchase 147,445 shares of common stock were not included in the computations of diluted earnings per share for the three months ended March 31, 2009, because the options’ exercise prices were greater than the average market price for the common stock and their effect would have been antidilutive. There were no antidilutive shares in the first quarter of 2008.

10.	COMPREHENSIVE INCOME

Comprehensive income includes net income and all other non-shareholder changes in equity that are not reported in net income. Below is the Company’s comprehensive income for the three months ended March 31, 2009 and 2008.

(Dollars in thousands)	Three Months Ended March 31
	2009	2008
Net income	$15,158	$8,730
Other comprehensive income:
Foreign currency translation gains (losses)	(6,166)	2,196
Pension liability adjustments, net of tax	238	92

Comprehensive income	9,230	11,018
Comprehensive (income) loss attributable to the noncontrolling interest	(2)	(2)

Comprehensive income attributable to Stepan Company	$9,228	$11,016

11.	SEGMENT REPORTING

The Company has three reportable segments: surfactants, polymers and specialty products. Segment operating results for the three months ended March 31, 2009 and 2008, are summarized below:

(Dollars in thousands)	Surfactants	Polymers	Specialty Products	Segment Totals
For the three months ended March 31, 2009
Net sales	$259,634	$48,713	$9,796	$318,143
Operating income	24,186	2,603	1,663	28,452

For the three months ended March 31, 2008
Net sales	$290,324	$80,836	$10,291	$381,451
Operating income	17,184	6,073	1,597	24,854

Below are reconciliations of segment operating income to consolidated income before income taxes:

(Dollars in thousands)	Three Months Ended March 31
	2009	2008
Operating income segment totals	$28,452	$24,854
Unallocated corporate expenses	(2,283)	(7,976)
Interest expense, net	(1,842)	(2,347)
Loss from equity in joint ventures	(807)	(277)
Other, net	(269)	(1,457)

Consolidated income before income taxes	$23,251	$12,797

12.	DEBT

At March 31, 2009, and December 31, 2008, debt comprised the following:

(Dollars in thousands)	Maturity Dates	March 31 2009	December 31 2008
Unsecured private placement notes
5.69%	2012-2018	$40,000	$40,000
6.86%	2009-2015	30,000	30,000
6.59%	2009-2012	10,909	10,909
Unsecured bank term loan	2009-2013	30,000	30,000
Unsecured U.S. bank debt	2011	1,700	600
Debt of foreign subsidiaries
Secured bank term loans, foreign currency	2009-2010	5,605	5,788
Other, foreign currency	2009-2015	13,867	25,692

Total debt		132,081	142,989
Less current maturities		25,044	38,264

Long-term debt		$107,037	$104,725

The various loan agreements contain provisions, which, among others, require maintenance of certain financial ratios and place limitations on additional debt, investments and payment of dividends. The Company is in compliance with its loan agreements.

13.	OTHER, NET

Other, net in the consolidated statements of income included the following:

(Dollars in thousands)	Three Months Ended March 31
	2009	2008
Foreign exchange gain (loss)	$88	$(230)
Investment related income	12	88
Realized / unrealized loss on investments	(369)	(1,315)

Other, net	$(269)	$(1,457)

14.	RESTRICTED CASH

In September 2008, the Company sold 88 acres of land at its Millsdale manufacturing facility in Elwood, Illinois, and concurrently entered into a tax deferred exchange arrangement and acquired, through a third party intermediary, beneficial ownership of a 64,000 square foot office building along with 3.25 acres of land near its corporate headquarters. For income tax purposes, the land sale and building acquisition were completed in an Internal Revenue Code Section 1031 tax deferred, like-kind exchange.

To accomplish the tax deferred exchange, the Company directed that the land sale proceeds ($8,634,000) be deposited with and held by a qualified intermediary until consummation of the exchange, which occurred when renovations to the office building were finalized in March 2009. The proceeds held by the intermediary were classified as restricted cash until completion of the tax-free exchange, at which time the restricted designation was lifted.

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

Overview

The Company produces and sells intermediate chemicals that are used in a wide variety of applications worldwide. The overall business comprises three reportable segments:

•

Surfactants – Surfactants, which accounted for 82 percent of consolidated net sales for the first quarter of 2009, are principal ingredients in consumer and industrial cleaning products such as detergents for washing clothes, dishes, carpets, floors and walls, as well as shampoos, body washes, toothpastes and fabric softeners. Other applications include germicidal quaternary compounds, lubricating ingredients, emulsifiers (for spreading agricultural products), plastics and composites and biodiesel. Surfactants are manufactured at six North American sites (five in the U.S. and one in Canada), three European sites (United Kingdom, France and Germany) and three Latin American sites (Mexico, Brazil and Colombia). The Company holds a 50 percent ownership interest in two joint ventures, Stepan Philippines and TIORCO, LLC, that are excluded from surfactant segment operating results as they are accounted for under the equity method of accounting.

•

Polymers – Polymers, which accounted for 15 percent of consolidated net sales for the first quarter of 2009, include two primary product lines: polyols and phthalic anhydride. Polyols are used in the manufacture of laminate insulation board for the construction industry and are also sold to the appliance, flexible foam and coatings, adhesives, sealants and elastomers (C.A.S.E.) industries. Phthalic anhydride is used in polyester alkyd resins and plasticizers for applications in construction materials and components of automotive, boating and other consumer products. In the U.S., polymer product lines are manufactured at the Company’s Millsdale, Illinois, site. Polyols are also manufactured at the Company’s Wesseling (Cologne), Germany facility, as well as at its 80-percent owned joint venture in Nanjing, China (which is included in consolidated results). The Company also has a polymer sales office in Brazil; no polymer manufacturing facilities are located in Brazil.

•

Specialty Products – Specialty products, which accounted for three percent of consolidated net sales for the first quarter of 2009, include flavors, emulsifiers and solubilizers used in the food and pharmaceutical industries. Specialty products are manufactured primarily at the Company’s Maywood, New Jersey, site.

Despite the challenges of the global economic recession, the relative stability of demand for laundry and personal care surfactants and falling commodity prices combined with expense control enabled the Company to achieve record first quarter results. Although net sales fell 17 percent between quarters, gross profit improved six percent. The economic slowdown negatively affected sales volume, which was down 13 percent from quarter-to-quarter. Sales volume for the Company’s polymers segment was particularly hard hit, as activity in the industries into which the segment sells slowed considerably. The recession had a lesser effect on sales volume for surfactants, as demand for consumer products remained healthy. For all segments, raw material prices, particularly those that are oil and plant-derived, have fallen in light of the current economic conditions. The lower raw material costs benefited the surfactants segment first quarter operating results. In response to the drop in raw material costs, selling prices declined from third and fourth quarter 2008 levels, but remained higher than selling prices for the first quarter of last year.

Deferred compensation plan activity contributed significantly to the Company’s improved quarter-to-quarter operating results. Pretax income for the first quarter of 2009 benefited from $5.2 million of deferred compensation related income compared to $1.9 million of expense in the prior year quarter, a $7.1 million favorable swing. The pretax effect of all deferred compensation related activities and the income statement line item in which the effects are recorded are displayed below (see the ‘Corporate Expenses’ section of this management discussion and analysis for further details):

(Dollars in millions)	(Income) / Expense For the Three Months Ended March 31
	2009	2008
Deferred Compensation (Administrative expense)	$(5.5)	$0.7
Investment Income (Other, net)	(0.1)	(0.1)
Realized/Unrealized Losses on Investments (Other, net)	0.4	1.3

Net Pretax Income Effect	$(5.2)	$1.9

The impact of foreign currency translation reduced the quarter-over-quarter improvement in pretax income by about $2.8 million. The translation effect resulted from the strengthening of the U.S. dollar against the various currencies in which the Company does business.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2009 and 2008

Summary

Net income for the first quarter of 2009 improved 73 percent to $15.2 million, or $1.43 per diluted share, compared to $8.7 million, or $0.85 per diluted share, for the same period of 2008. Approximately $4.4 million ($7.1 million pretax) of the improvement resulted from the previously discussed favorable swing in deferred compensation expense. Below is a summary discussion of the major factors leading to the year-to-year changes in net sales, profits and expenses. A detailed discussion of segment operating performance for the first quarter of 2009 follows the summary.

Consolidated net sales declined $63.3 million, or 17 percent, between quarters. All reportable segments reported quarter-to-quarter decreases in net sales. Lower sales volume and the unfavorable effects of foreign currency translation accounted for approximately $49.2 million and $26.6 million, respectively, of the net sales reduction. Sales volume fell 13 percent between quarters as all segments posted sales volume declines due in large part to the global economic recession. The foreign currency translation effect reflected the weakening against the U.S. dollar of nearly all currencies in which the Company does business. In most instances, selling prices have fallen since the end of the third quarter of 2008 in response to falling raw material costs. However, first quarter 2009 selling prices remained higher on average than selling prices for the first quarter of 2008.

Operating income for the first quarter of 2009 was $9.3 million, or 55 percent, greater than operating income for the first quarter of 2008. Gross profit was up $2.8 million, or six percent, between quarters. Surfactants segment gross profit was up 21 percent from quarter to quarter due primarily to the effects of lower raw material costs. Polymer gross profit fell 37 percent due to lower sales volume that resulted from a slowdown in the housing, automotive, recreational vehicle and boating industries. Gross profit for the specialty products segment was up seven percent.

Operating expenses declined $6.5 million, or 22 percent, between quarters. Major items accounting for the expense reduction were as follows:

(Dollars in millions)	Increase / (Decrease)
Deferred Compensation Expense	$(6.2)
Foreign Currency Translation	(1.4)
Travel and Entertainment Expense	(0.5)
Bad Debt Provision	0.5
Salary Expense	0.6
Other	0.5

Total	$(6.5)

The reduction in deferred compensation expense reflected declines in the values of Company common stock and mutual funds to which the deferred compensation liabilities are tied (see the ‘Corporate Expenses’ section of this management discussion and analysis for further details). Declines in travel and entertainment expenses resulted from a Company-wide effort to reduce discretionary spending. The increase in bad debt provisions reflected reserve increases for specific customers and for non-specific accounts.

Interest expense for the first quarter of 2009 was $0.5 million, or 22 percent, lower than interest expense for the same period of 2008. Lower average interest rates coupled with lower foreign debt levels caused the decline.

The loss from equity joint ventures, which includes results for the 50-percent owned Stepan Philippines Inc. (SPI) and TIORCO, LLC (TIORCO) joint ventures, increased $0.5 million between quarters. TIORCO, which was formed in September 2008, contributed $0.6 million to the quarter-to-quarter increase in losses. Start-up expenses drove the TIORCO result. The loss for SPI declined $0.1 million between quarters.

Other, net expense declined $1.2 million from quarter to quarter. A $0.9 million reduction in investment related expense and a $0.3 million favorable swing in foreign exchange gains and losses, accounted for the other, net expense change. Losses related to the mutual funds held for the Company’s deferred compensation plans were $0.4 million for the first quarter of 2009 compared to $1.3 million for the first quarter of 2008. Foreign exchange activity resulted in $0.1 million of gains for the first quarter of 2009 compared to $0.2 million of losses for the same period of 2008.

The effective tax rate was 34.8 percent for the first quarter of 2009 compared to 31.8 percent for the first quarter of 2008. The increase in the effective tax rate was primarily attributable to higher foreign tax provisions and reduced U.S. tax credits recognized in 2009.

Segment Results

(Dollars in thousands)	Surfactants	Polymers	Specialty Products	Segment Results	Corporate	Total
For the three months ended March 31, 2009
Net sales	$259,634	$48,713	$9,796	$318,143	—	$318,143
Operating income	24,186	2,603	1,663	28,452	(2,283)	26,169

For the three months ended March 31, 2008
Net sales	$290,324	$80,836	$10,291	$381,451	—	$381,451
Operating income	17,184	6,073	1,597	24,854	(7,976)	16,878

Surfactants

Surfactants net sales for the first quarter of 2009 declined $30.7 million, or 11 percent, from net sales for the first quarter of 2008. A nine percent drop in sales volume and the unfavorable effects of foreign currency translation accounted for approximately $26.7 million and $24.4 million, respectively, of the quarter-to-quarter change. An eight percent increase in average selling prices offset the impact of lower sales volume and foreign currency translation by $20.4 million. A quarter-to-quarter comparison of net sales by region follows:

(Dollars in thousands)	For the Three Months Ended
	March 31, 2009	March 31, 2008	Increase / (Decrease)	Percent Change
North America	$175,436	$194,437	$(19,001)	-10
Europe	59,036	69,790	(10,754)	-15
Latin America	25,162	26,097	(935)	-4

Total Surfactants Segment	$259,634	$290,324	$(30,690)	-11

North American operations net sales declined 10 percent between quarters due to a 12 percent decrease in sales volume and the unfavorable effects of foreign currency translation, which accounted for $23.9 million and $2.9 million, respectively, of the net sales reduction. A five percent increase in average selling prices favorably affected net sales by $7.8 million. While laundry and personal care sales volumes held up well, sales of functional surfactants with industrial or construction applications were adversely affected by the economy. A significant drop in biodiesel sales volume accounted for over 40 percent of the total decrease in North American volume. Because of the current unprofitable environment for biodiesel, the Company continued to focus its manufacturing resources on more profitable business. As noted above, selling prices for the first quarter of 2009 averaged five percent higher than selling prices for the first quarter of 2008. The higher average prices reflected price increases made throughout the first three quarters of 2008 that were precipitated by rising raw material costs. Average selling prices have fallen since the third quarter of 2008 as raw material costs have declined.

The 15 percent decrease in net sales for European operations was attributable to the unfavorable effects of foreign currency translation partially offset by a four percent increase in average selling prices. Foreign currency translation accounted for $13.5 million of the net sales decline, while the effect of higher prices reduced the decline by about $2.9 million. Sales volume remained essentially unchanged from quarter to quarter. The foreign currency translation effect reflected a weakening of both the European euro and the British pound sterling against the U.S. dollar. The higher average selling prices resulted from price increases made throughout the first three quarters of 2008 brought on by rising material costs. While average selling prices are up between the first quarter of 2009 and the first quarter of 2008, prices have declined since the third quarter of 2008 in response to falling raw material costs.

Net sales for Latin American operations declined four percent from quarter to quarter due to a six percent decrease in sales volume. The impact of the global economic slowdown drove the drop in sales volume.

Surfactants operating income for the first quarter of 2009 was $7.0 million, or 41 percent, higher than operating income for the same period of 2008. Gross profit increased $6.9 million, or 21 percent. All three regions posted higher quarter-to-quarter gross profit. Operating expenses declined $0.1 million, or less than one percent. Quarter-to-quarter comparisons of gross profit by region and total segment operating expenses and operating income follow:

(Dollars in thousands)	For the Three Months Ended
	March 31, 2009	March 31, 2008	Increase / (Decrease)	Percent Change
Gross Profit
North America	$27,197	$23,870	$3,327	+14
Europe	8,880	5,716	3,164	+55
Latin America	4,404	3,953	451	+11

Total Surfactants Segment	$40,481	$33,539	$6,942	+21

Operating Expenses	16,295	16,355	(60)	NM

Operating Income	$24,186	$17,184	$7,002	+41

Gross profit for North American operations improved 14 percent between quarters despite the 12 percent decline in sales volume. The gross profit growth was largely attributable to the effect of lower raw material costs. The decline in material costs resulted from the global economic slowdown. A more favorable product mix also contributed to the gross profit result as sales of the low margin biodiesel products were down substantially from quarter to quarter.

Gross profit for European operations increased 55 percent due to the combined effects of lower raw material costs and the aforementioned higher average selling prices. The unfavorable effects of foreign currency translation reduced Europe’s quarter-to-quarter profit improvement by approximately $1.9 million.

Gross profit for Latin American operations increased 11 percent despite a six percent decrease in sales volume. Favorable pricing relative to raw material costs drove most of the improvement. The unfavorable effects of foreign currency translation reduced Latin America’s quarter-to-quarter profit improvement by approximately $1.4 million.

Operating expenses for the surfactants segment were down $0.1 million between quarters. Excluding the effects of foreign currency translation operating expenses increased $1.2 million, or seven percent. European operations accounted for $0.8 million of the operating expense increase, as marketing and administrative expenses were up $0.6 million and $0.2 million, respectively, between years. Increased salary and fringe benefit expenses drove most of the rise in marketing expense. Higher salary expense also accounted for most of the increase in European administrative expenses. Operating expenses for North American operations were up $0.3 million from quarter to quarter due primarily to higher research and development expenses.

Polymers

Polymers net sales for the first quarter of 2009 declined $32.1 million, or 40 percent, from net sales for the first quarter of 2008. A 32 percent drop in sales volume, driven by the economic recession, accounted for $26.2 million of the net sales decline. Reduced average selling prices and the unfavorable effects of foreign currency translation contributed $3.7 million and $2.2 million, respectively, to the decrease in net sales. A quarter-to-quarter comparison of net sales by region is displayed below:

(Dollars in thousands)	For the Three Months Ended
	March 31, 2009	March 31, 2008	Increase / (Decrease)	Percent Change
North America	$32,593	$54,020	$(21,427)	-40
Europe	14,681	24,677	(9,996)	-41
Asia and Other	1,439	2,139	(700)	-33

Total Polymers Segment	$48,713	$80,836	$(32,123)	-40

Net sales for North American operations fell 40 percent due to a 35 percent decline in sales volume and an eight percent decline in average selling prices, which accounted for $18.8 million and $2.6 million, respectively, of the reduction in net sales. The effects of the economic slowdown led to a 34 percent decline in sales volume for polyols and a 32 percent decline in sales volume for phthalic anhydride. Polyols and phthalic anhydride compose 52 percent and 46 percent, respectively, of North American polymer sales volume. Sales volume of polyurethane systems fell 76 percent as a result of the July 2008 sale of the Company’s commodity system product lines. The eight percent decrease in average selling prices for North American operations was primarily attributable to lower raw material costs, particularly for phthalic anhydride.

Net sales for European operations declined 41 percent due to a 27 percent decrease in polyol sales volume, a seven percent drop in average selling prices and the unfavorable effects of foreign currency translation, which accounted for $6.6 million, $1.2 million and $2.2 million, respectively, of the reduction in net sales. The quarter-to-quarter drop in sales volume reflected the effects of the global recession, as sales to most major customers were down between quarters. Lower raw material costs led to the decline in average selling prices.

Asia and Other regions net sales were down 33 percent from quarter to quarter due to a 23 percent decline in sales volume and a 13 percent decline in average selling prices. The drops in sales volume and selling prices contributed $0.5 million and $0.2 million, respectively, to the decrease in net sales.

Polymer operating income for the first quarter of 2009 declined $3.5 million, or 57 percent, from operating income for the first quarter of 2008. Gross profit declined $3.9 million, or 37 percent. The 32 percent drop in sales volume drove the reduction of profits. Below are quarter-to-quarter comparisons of gross profit by region and total segment operating expenses and operating income:

(Dollars in thousands)	For the Three Months Ended
	March 31, 2009	March 31, 2008	Increase / (Decrease)	Percent Change
Gross Profit
North America	$2,815	$6,174	$(3,359)	-54
Europe	3,735	4,305	(570)	-13
Asia and Other	131	74	57	+77

Total Polymers Segment	$6,681	$10,553	$(3,872)	-37

Operating Expenses	4,078	4,480	(402)	-9

Operating Income	$2,603	$6,073	$(3,470)	-57

The 54 percent decline in gross profit for North American operations was primarily attributable to the 35 percent decrease in sales volume, particularly for phthalic anhydride. As previously noted, the economic slowdown has negatively impacted the industries into which the polymer segment sells. The Company does not foresee a significant market recovery in 2009 for phthalic anhydride. Seasonal improvement in polyol volume is expected in the second and third quarters. In addition to the effects of lower sales volumes, manufacturing expenses increased $1.1 million, or 22 percent, between quarters. Higher utility, maintenance and depreciation expenses accounted for most of the rise in expenses.

Gross profit for European operations declined 13 percent due to the 27 percent decrease in sales volume.

The $0.4 million decline in operating expenses resulted from a $0.2 million decrease in U.S. operating expenses and $0.2 million of foreign currency translation. Lower marketing expenses led to the U.S. operating expense result.

Specialty Products

Net sales for the first quarter of 2009 were $0.5 million, or five percent, lower than net sales for the same period of 2008. A decline in sales volume for the segment’s food ingredient products led to the net sales decline. Despite the decrease in net sales, operating income was up $0.1 million between quarters as an increase in sales of the segment’s higher margin pharmaceutical products more than offset the effect of the lower food ingredient sales volume.

Corporate Expenses

Corporate expenses declined $5.7 million, or 71 percent, to $2.3 million for the first quarter of 2009 from $8.0 million for the first quarter of 2008. Deferred compensation expense accounted for the quarter-to-quarter corporate expense decline, as the Company recorded $5.5 million of income in 2009 compared to $0.7 million of expense in 2008. The $6.2 million favorable swing resulted from declines in the values of Company common stock and mutual funds to which the deferred compensation liabilities are tied. The price of Company common stock fell $19.69 per share from December 31, 2008, to March 31, 2009, and increased $5.70 per share from December 31, 2007, to March 31, 2008. Higher fringe benefit expenses partially offset the effect of deferred compensation.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operating activities for the first quarter of 2009 was a source of $15.3 million compared to a use of $20.2 million for the same period in 2008. For the current year quarter, net income was up by $6.4 million and working capital requirements were down by $30.9 million, versus the comparable prior year quarter, mainly due to lower raw material costs, lower sales volumes and improved accounts receivable turnover compared to year-end 2008. For the balance of 2009, it is management’s view that lower raw material costs will continue to produce favorable year-to-year working capital changes.

Investing activities for the first quarter of 2009 included capital expenditures of $15.7 million compared to $10.6 million for the first quarter of 2008. During 2009, the Company completed an Internal Revenue Code 1031 tax deferred, like-kind exchange begun in 2008, which had included the sale of land at the Company’s Millsdale manufacturing site and the deposit of the land sale proceeds of $8.6 million in a restricted cash investment fund as of December 31, 2008. During the first quarter of 2009, this exchange was consummated and the Company recovered the restricted cash balance of $8.5 million as an investing source of funds. Also during the first quarter of 2009, investments for deferred compensation plans were reduced, resulting in a cash source of $4.4 million. Looking ahead, management projects that capital spending for full year 2009 will total approximately $42.0 million to $46.0 million.

Consolidated debt decreased by $10.9 million during the first quarter of 2009, from $143.0 million to $132.1 million. During the current year quarter, foreign debt decreased by $12.0 million and U.S. debt increased by $1.1 million. As of March 31, 2009, the ratio of total debt to total debt plus shareholders’ equity was 37.9 percent, compared to 40.7 percent at December 31, 2008. Net debt, total debt minus cash and cash equivalents and restricted cash, was $125.3 million as of March 31, 2009, compared to $126.3 million as of December 31, 2008, a decrease of $1.0 million. The ratio of net debt to net debt plus shareholders’ equity was 36.7 percent at March 31, 2009, versus 37.8 percent as of December 31, 2008.

As of March 31, 2009, Company debt included $80.9 million of unsecured private placement loans with maturities extending through 2018. These loans are the Company’s primary source of long-term debt financing, and are supplemented by bank credit facilities to meet short and medium term needs. In addition, the Company’s debt as of March 31, 2009 included a $30.0 million term loan with its U.S. banks, which has maturities through 2013.

The Company maintains contractual relationships with its U.S. banks that provide for unsecured, revolving credit of up to $60.0 million, which may be drawn upon as needed for general corporate purposes through April 20, 2011 under a revolving credit agreement. At March 31, 2009, the Company had outstanding debt of $1.7 million and outstanding letters of credit totaling $1.5 million under this agreement; as a result, there was $56.8 million available under this agreement as of that date. This agreement includes participation by JPMorgan Chase Bank, N.A. (agent), Bank of America, N.A., Harris, N.A. and The Northern Trust Company. There is a risk that, at a future time, any of these banks could become unable to fulfill its commitment to lend on request under this agreement, which would negatively impact the Company’s short-term liquidity. However, it is the opinion of management that this risk has been significantly mitigated by the strength of the participating banks and the multi-bank structure of this agreement.

Certain foreign subsidiaries of the Company maintain bank term loans and short-term bank lines of credit in their respective local currencies to meet working capital requirements as well as to fund capital expenditure programs and acquisitions. As of March 31, 2009, the Company’s European subsidiaries had term loans totaling $2.9 million including current maturities. The European subsidiaries also had short-term bank debt totaling $10.9 million with unborrowed capacity of approximately $19.8 million at that date. The Company’s Mexican and Brazilian subsidiaries had debt totaling $4.3 million and $0.9 million, respectively. The Company’s 80-percent owned Chinese joint venture had $0.5 million of bank debt as of March 31, 2009, most of which is guaranteed by Stepan Company.

The Company’s loan agreements contain provisions, which, among others, require maintenance of certain financial ratios and place limitations on additional debt, investments and payment of dividends. The Company was in compliance with all of its loan agreements as of March 31, 2009. Based on current projections, the Company believes it will be in compliance with its loan agreements throughout 2009.

Year-to-year debt levels have declined by $24.8 million. The Company is benefitting from lower levels of working capital driven by the impact of lower commodity raw material costs on inventory and receivables. Despite general tightening in the credit markets, the Company anticipates that cash from operations and from committed credit facilities, subject to the foregoing, will be sufficient to fund anticipated capital expenditures, dividends and other planned financial commitments for the foreseeable future. Any substantial acquisitions would require additional funding.

ENVIRONMENTAL AND LEGAL MATTERS

The Company is subject to extensive federal, state and local environmental laws and regulations. Although the Company’s environmental policies and practices are designed to ensure compliance with these laws and regulations, future developments and increasingly stringent environmental regulation could require the Company to make additional unforeseen environmental expenditures. The Company will continue to invest in the equipment and facilities necessary to comply with existing and future regulations. During the first quarter of 2009, the Company’s expenditures for capital projects related to the environment were $0.5 million. These projects are capitalized and depreciated over their estimated useful lives, which is typically 10 years. Recurring costs associated with the operation and maintenance of facilities for waste treatment and disposal and managing environmental compliance in ongoing operations at the Company’s manufacturing locations were approximately $3.7 million and $3.5 million for the three months ended March 31, 2009 and 2008, respectively. While difficult to project, it is not anticipated that these recurring expenses will increase significantly in the future.

Over the years, the Company has received requests for information related to or has been named by the government as a potentially responsible party at 23 waste disposal sites where cleanup costs have been or may be incurred under CERCLA and similar state statutes. In addition, damages are being claimed against the Company in general liability actions for alleged personal injury or property damage in the case of some disposal and plant sites. The Company believes that it has made adequate provisions for the costs it may incur with respect to the sites. It is the

Company’s accounting policy to record liabilities when environmental assessments and/or remedial efforts are probable and the cost or range of possible costs can be reasonably estimated. When no amount within the range is a better estimate than any other amount, the minimum is accrued. Some of the factors on which the Company bases its estimates include information provided by feasibility studies, potentially responsible party negotiations and the development of remedial action plans. Because reported liabilities are recorded based on estimates, actual amounts could differ from those estimates. After partial remediation payments at certain sites, the Company has estimated a range of possible environmental and legal losses from $7.6 million to $32.1 million at March 31, 2009, compared to $10.8 million to $34.4 million at December 31, 2008. At March 31, 2009, the Company’s accrued liability for such losses, which represents the Company’s best estimate within the estimated range of possible environmental and legal losses, was $16.7 million, unchanged since December 31, 2008. During the first three months of 2009, non-capital cash outlays related to legal and environmental matters approximated $0.4 million compared to $0.5 million for the first three months of 2008.

For certain sites, estimates cannot be made of the total costs of compliance or the Company’s share of such costs; consequently, the Company is unable to predict the effect thereof on the Company’s financial position, cash flows and results of operations. Management believes that in the event of one or more adverse determinations in any annual or interim period, the impact on the Company’s cash flows and results of operations for those periods could be material. However, based upon the Company’s present belief as to its relative involvement at these sites, other viable entities’ responsibilities for cleanup and the extended period over which any costs would be incurred, the Company believes that these matters will not have a material effect on the Company’s financial position. Certain of these matters are discussed in Item 1, Part 2, Legal Proceedings, in this report and in other filings of the Company with the Securities and Exchange Commission, which are available upon request from the Company. See also Note 7 to the condensed consolidated financial statements for a summary of the environmental proceedings related to certain environmental sites.

OUTLOOK

The relative stability of demand for surfactants within the laundry and personal care markets, falling commodity prices and expense control enabled the Company to achieve record first quarter results. The Company anticipates the recession will continue to negatively impact demand for polymers and surfactants used in housing and oilfield applications for the balance of 2009. However, seasonal demand should improve polymer performance in the second and third quarters. The Company will continue to strengthen its balance sheet and position itself for growth.

CRITICAL ACCOUNTING POLICIES

There have been no changes to the critical accounting policies disclosed in the Company’s 2008 Annual Report on Form 10-K.

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

There have been no material changes in the Company’s market risks since December 31, 2008.

Item 4 - Controls and Procedures

a.	Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures as of the end of the most recent fiscal quarter covered by this Form 10-Q, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) were effective as of March 31, 2009.

b.	Changes in Internal Control Over Financial Reporting

There were no changes in internal controls that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II	OTHER INFORMATION

Item 1 - Legal Proceedings

Maywood, New Jersey Site

The Company’s property in Maywood, New Jersey and property formerly owned by the Company adjacent to its current site and other nearby properties (Maywood site) were listed on the National Priorities List in September 1993 pursuant to the provisions of CERCLA because of certain alleged chemical contamination. Pursuant to an Administrative Order on Consent entered into between USEPA and the Company for property formerly owned by the Company, and the issuance of an order by USEPA to the Company for property currently owned by the Company, the Company completed a Remedial Investigation Feasibility Study (RI/FS) in 1994. The Company has also submitted documentation and information as requested by USEPA. Most recently, the Company submitted a Draft Feasibility Study for Soil and Groundwater (Operable Units 1 and 2) in March 2009. The final Record of Decision has not yet been issued.

Also, the New Jersey Department of Environmental Protection (NJDEP) filed a complaint against the Company and other entities on February 6, 2006, alleging that the defendants discharged hazardous substances at the Maywood site and at neighboring properties not part of the Maywood site resulting in damage to natural resources and the incurrence of response costs. A Consent Judgment has been executed to resolve said litigation and the public comment period has expired. The parties are waiting for the court to enter the Consent Judgment. The resolution of the Company’s liability for this litigation did not have a material impact on the financial position, results of operations or cash flows of the Company.

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

D’Imperio Property Site

During the mid-1970’s, Jerome Lightman and the Lightman Drum Company disposed of hazardous substances at several sites in New Jersey. The Company was named as a potentially responsible party (PRP) in the case United States v. Lightman (1:92-cv-4710 D.N.J.), which involved the D’Imperio Property Site located in New Jersey. In the second quarter of 2007, the Company reached an agreement with respect to the past costs and future allocation percentage in said litigation for costs related to the D’Imperio site, including costs to comply with USEPA’s Unilateral Administrative Orders. The Company paid the settlement amount in the third quarter of 2007. The resolution of the Company’s liability for this litigation did not have a material impact on the financial position, results of operations or cash flows of the Company. In December 2007, the Company received updated remediation cost estimates, which were considered in the Company’s determination of its range of estimated possible losses and reserve balance.

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

Lightman Drum Company Superfund Site

The Company received a Section 104(e) Request for Information from USEPA dated March 21, 2000, regarding the Lightman Drum Company Superfund Site located in Winslow Township, New Jersey. The Company responded to this request on May 18, 2000. In addition, the Company received a Notice of Potential Liability and Request to Perform RI/FS dated June 30, 2000, from USEPA. The Company decided that it will participate in the performance of the RI/FS as a member of the Lightman Yard PRP Group. Due to the addition of other PRPs, the Company’s allocation percentage decreased. However, the allocation has not yet been finalized by the Lightman Yard PRP Group

The PRPs who agreed to conduct the interim remedial action entered into an Administrative Settlement Agreement and Order on Consent for Removal Action with USEPA, and these PRPs also entered into a Supplemental Lightman Yard Participation and Interim Funding Agreement to fund the agreed-upon removal action. The Company paid a soil removal assessment upon execution of the agreements which did not have a material impact on the financial position, results of operations or cash flows of the Company. In December 2007, the Company received updated remediation cost estimates, which were considered in the Company’s determination of its range of estimated possible losses and reserve balance at December 31, 2007. A final Feasibility Study was submitted to USEPA in February 2009 and was approved in March 2009.

The Company believes that based on current information it has adequate reserves for claims associated with the Lightman site. However, actual costs could differ from current estimates.

Wilmington Site

The Company is currently contractually obligated to contribute to the response costs associated with the Company’s formerly-owned site at 51 Eames Street, Wilmington, Massachusetts. Remediation at this site is being managed by its current owner to whom the Company sold the property in 1980. Under the agreement, once total site remediation costs exceed certain levels, the Company is obligated to contribute up to five percent of future response costs associated with this site with no limitation on the ultimate amount of contributions. To date, the Company has paid the current owner $1.6 million for the Company’s portion of environmental response costs through the fourth quarter of 2008 (the current owner of the site bills the Company one calendar quarter in arrears). The Company has recorded a liability for its portion of the estimated remediation costs for the site. Depending on the ultimate cost of the remediation at this site, the amount for which the Company is liable could differ from the current estimates.

In addition, in response to the special notice letter received by the PRPs in June 2006 from USEPA seeking performance of an RI/FS at the site, certain PRPs, including the Company, signed an Administrative Settlement Agreement and Order on Consent for the RI/FS effective July 2007.

The Company and other prior owners also entered into an agreement in April 2004 waiving certain statute of limitations defenses for claims which may be filed by the Town of Wilmington, Massachusetts, in connection with this site. While the Company has denied any liability for any such claims, the Company agreed to this waiver while the parties continue to discuss the resolution of any potential claim which may be filed

The Company believes that based on current information it has adequate reserves for the claims related to this site.

Other Sites

The Company has been named as a de minimis PRP at other sites, and as such the Company believes that a resolution of its liability will not have a material impact on the financial position, results of operations or cash flows of the Company.

Item 1A - Risk Factors

There have been no material changes from the risk factors disclosed in the Company’s 2008 Annual Report on Form 10-K.

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds

Below is a summary by month of share purchases by the Company during the first three months of 2009:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January	—		—	—	—

February	34,552	(a)	$31.36	—	—

March	13,400	(b)	$28.26	—	—

(a)	Includes 20,700 shares of Company common stock purchased on the open market. Also, includes 13,852 shares of Company common stock tendered by employees to settle minimum statutory withholding taxes related to receipt of performance stock awards.
(b)	Company common stock purchased on the open market.

Item 3 - Defaults Upon Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

The following matters were submitted to a vote of security holders at the Company’s 2009 Annual Meeting of Stockholders held on April 21, 2009:

(a)	Gary E. Hendrickson and Gregory E. Lawton were elected as Directors of the Company, for a three-year term.

	For	Withheld
Gary E. Hendrickson	8,485,135	37,320
Gregory E. Lawton	8,476,419	46,036

(b)	The adoption of the Stepan Company Management Incentive Plan (As Amended and Restated Effective January 1, 2010) was approved.

7,638,763	For
91,030	Against
15,407	Abstentions
777,255	Broker Non-Votes

(c)	The appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm was ratified for 2009.

8,376,925	For
138,067	Against
7,463	Abstentions

Item 5 - Other Information

None

Item 6 - Exhibits

(a) Exhibit 31.1	–	Certification of President and Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)

(b) Exhibit 31.2	–	Certification of Vice President and Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)

(c) Exhibit 32	–	Certification pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEPAN COMPANY
Date: May 1, 2009

/s/ J. E. Hurlbutt
J. E. Hurlbutt
Vice President and Chief Financial Officer