Form 10-Q
period 2009-06-30
STEPAN CO
filed 2009-07-31
CIK 94049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 28, 2009
Common Stock, $1 par value	9,688,687 Shares

Part I	FINANCIAL INFORMATION

Item 1 – Financial Statements

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Unaudited

	Three Months Ended June 30		Six Months Ended June 30
(In thousands, except per share amounts)	2009	2008	2009	2008

Net Sales	$321,199	$420,399	$639,342	$801,850
Cost of Sales	255,541	370,398	524,989	705,991

Gross Profit	65,658	50,001	114,353	95,859

Operating Expenses:
Marketing	9,750	10,400	19,063	20,180
Administrative	15,767	13,156	20,234	23,940
Research, development and technical services	8,953	8,858	17,699	17,274

	34,470	32,414	56,996	61,394

Operating Income	31,188	17,587	57,357	34,465

Other Income (Expenses):
Interest, net	(1,585)	(2,573)	(3,427)	(4,920)
Loss from equity in joint ventures	(286)	(600)	(1,093)	(877)
Other, net (Note 13)	1,310	96	1,041	(1,361)

	(561)	(3,077)	(3,479)	(7,158)

Income Before Provision for Income Taxes	30,627	14,510	53,878	27,307
Provision for Income Taxes	11,067	4,759	19,160	8,826

Net Income	19,560	9,751	34,718	18,481

Add: Net Loss Attributable to the Noncontrolling Interest (Note 2)	24	10	19	27

Net Income Attributable to Stepan Company	$19,584	$9,761	$34,737	$18,508

Net Income Per Common Share Attributable to Stepan Company (Note 9):
Basic	$1.98	$1.00	$3.51	$1.91

Diluted	$1.83	$0.93	$3.26	$1.79

Shares Used to Compute Net Income Per Common Share Attributable to Stepan Company (Note 9):
Basic	9,786	9,526	9,781	9,465

Diluted	10,712	10,463	10,640	10,352

Dividends per Common Share	$0.2200	$0.2100	$0.4400	$0.4200

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(Dollars in thousands)	June 30, 2009	December 31, 2008
Assets
Current Assets:
Cash and cash equivalents	$55,825	$8,258
Restricted cash (Note 15)	—	8,477
Receivables, net	170,345	188,444
Inventories (Note 6)	77,959	103,243
Deferred income taxes	10,611	10,552
Other current assets	10,481	9,449

Total current assets	325,221	328,423

Property, Plant and Equipment:
Cost	908,251	911,251
Less: Accumulated depreciation	(666,957)	(673,085)

Property, plant and equipment, net	241,294	238,166

Goodwill, net	4,436	4,410
Other intangible assets, net	5,640	6,307
Long-term investments (Note 4)	8,722	11,351
Other non-current assets	14,762	23,240

Total assets	$600,075	$611,897

Liabilities and Stockholders’ Equity
Current Liabilities:
Current maturities of long-term debt (Note 12)	$17,636	$38,264
Accounts payable	94,321	117,247
Accrued liabilities	51,699	56,624

Total current liabilities	163,656	212,135

Deferred income taxes	1,412	2,137

Long-term debt, less current maturities (Note 12)	103,911	104,725

Other non-current liabilities	82,471	83,667

Commitments and Contingencies (Note 7)

Stockholders’ Equity:
5 1/2% convertible preferred stock, cumulative, voting, without par value; authorized 2,000,000 shares; issued and outstanding 549,896 shares in 2009 and 550,448 shares in 2008	13,747	13,761
Common stock, $1 par value; authorized 30,000,000 shares; Issued 10,918,024 shares in 2009 and 10,840,946 shares in 2008	10,918	10,841
Additional paid-in capital	59,015	54,712
Accumulated other comprehensive loss	(34,762)	(40,525)
Retained earnings (unrestricted approximately $75,649 in 2009 and $59,433 in 2008)	227,586	197,481
Less: Treasury stock, at cost, 1,229,437 shares in 2009 and 1,208,857 shares in 2008	(28,948)	(28,126)

Total Stepan Company stockholders’ equity	247,556	208,144

Noncontrolling interest	1,069	1,089

Total stockholders’ equity	248,625	209,233

Total liabilities and stockholders’ equity	$600,075	$611,897

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Six Months Ended June 30
(Dollars in thousands)	2009	2008
Cash Flows From Operating Activities
Net income	$34,718	$18,481
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,086	18,983
Deferred compensation	(129)	3,140
Realized / unrealized loss on long-term investments	(452)	1,136
Stock-based compensation	2,401	2,654
Deferred income taxes	6,386	2,140
Other non-cash items	2,005	1,605
Changes in assets and liabilities:
Receivables, net	20,870	(53,727)
Inventories	27,239	(28,585)
Other current assets	(619)	(3,990)
Accounts payable and accrued liabilities	(23,103)	22,844
Pension liabilities	(387)	680
Environmental and legal liabilities	(166)	(79)
Deferred revenues	(477)	(736)
Excess tax benefit from stock options and awards	(328)	(675)

Net Cash Provided By (Used In) Operating Activities	86,044	(16,129)

Cash Flows From Investing Activities
Expenditures for property, plant and equipment	(23,355)	(19,027)
Change in restricted cash	8,477	—
Sale of mutual fund investments	4,407	245
Other, net	(1,574)	(976)

Net Cash Used In Investing Activities	(12,045)	(19,758)

Cash Flows From Financing Activities
Revolving debt and notes payable to banks, net	(18,181)	11,970
Term loan	—	30,000
Other debt borrowings	1,552	2,760
Other debt repayments	(4,660)	(8,003)
Dividends paid	(4,632)	(4,342)
Purchase of treasury stock	(998)	—
Stock option exercises	660	3,697
Excess tax benefit from stock options and awards	328	675
Other, net	(466)	(299)

Net Cash Provided By (Used In) Financing Activities	(26,397)	36,458

Effect of Exchange Rate Changes on Cash	(35)	286

Net Increase in Cash and Cash Equivalents	47,567	857
Cash and Cash Equivalents at Beginning of Period	8,258	5,739

Cash and Cash Equivalents at End of Period	$55,825	$6,596

Supplemental Cash Flow Information
Cash payments of income taxes, net of refunds	$7,086	$1,831

Cash payments of interest	$3,619	$4,933

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

Unaudited

1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements included herein have been prepared by Stepan Company (Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate and make the information presented not misleading. In the opinion of management, all normal recurring adjustments necessary to present fairly the Company’s financial position as of June 30, 2009, its results of operations for the three and six months ended June 30, 2009 and 2008, and its cash flows for the six months ended June 30, 2009 and 2008, have been included. These financial statements and related footnotes should be read in conjunction with the financial statements and related footnotes included in the Company’s 2008 Form 10-K.

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

Below are reconciliations of total equity, Company equity and equity attributable to the noncontrolling interest for the six months ended June 30, 2009 and 2008:

(In thousands)	Total Equity	Stepan Company Equity	Noncontrolling Interest Equity
Balance at January 1, 2009	$209,233	$208,144	$1,089
Net Income (Loss)	34,718	34,737	(19)
Dividends	(4,632)	(4,632)	—
Common Stock Purchases (1)	(1,463)	(1,463)	—
Stock Option Exercises	660	660	—
2008 Profit Sharing Distribution Settled in Company Stock	981	981	—
Defined Benefit Pension Adjustments, net of tax	477	477	—
Translation Adjustments	5,285	5,286	(1)
Other (2)	3,366	3,366	—

Balance at June 30, 2009	$248,625	$247,556	$1,069

Balance at January 1, 2008	$206,727	$206,051	$676
Net Income (Loss)	18,481	18,508	(27)
Dividends	(4,342)	(4,342)	—
Common Stock Purchases (3)	(1,823)	(1,823)	—
Stock Option Exercises	5,448	5,448	—
Acquisition of additional interest in Stepan China	231	—	231
2007 Profit Sharing Distribution Settled in Company Stock	541	541	—
Defined Benefit Pension Adjustments, net of tax	184	184	—
Translation Adjustments	3,102	3,030	72
Other (2)	3,992	3,992	—

Balance at June 30, 2008	$232,541	$231,589	$952

(1)

Includes the value of Company shares purchased on the open market and the value of Company common shares tendered by employees to settle minimum statutory withholding taxes related to the receipt of performance awards.

(2)	Primarily comprised of stock-based and deferred compensation activities.
(3)	Includes the value of Company common shares tendered in lieu of cash for stock option exercises.

3.	DERIVATIVE INSTRUMENTS

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

The Company is exposed to certain risks relating to its ongoing business operations. The primary risk managed by the use of derivative instruments is foreign exchange risk. Specifically, the Company currently holds forward foreign currency exchange contracts that are not designated as any type of accounting hedge, as defined by SFAS No. 133. The Company uses these contracts to manage its exposure to exchange rate fluctuations on certain accounts payable and accounts receivable balances recorded on the books of Company subsidiaries that are denominated in currencies other than the entities’ functional currencies. The forward foreign exchange contracts are recognized on the balance sheet as either an asset or a liability measured at fair value. Gains and losses arising from recording the foreign exchange contracts at fair value are reported in earnings as offsets to the losses and gains reported in earnings arising from the remeasurement of the accounts payable and accounts receivable balances into the applicable functional currencies. At June 30, 2009, the Company had open forward foreign currency exchange contracts, all with expiration dates of three months or less, to buy or sell foreign currencies with a U.S. dollar equivalent of $27,151,000. The fair values and line item presentations of derivative instruments reported in the June 30, 2009, and December 31, 2008, consolidated balance sheets are displayed below:

(Dollars in thousands)		Fair Value
	Balance Sheet Line Item	June 30, 2009	December 31, 2008
Asset Derivatives

Foreign Currency Contracts	Receivables, net	$3	$455

Liability Derivatives

Foreign Currency Contracts	Accounts Payable	$369	$271

Derivative instrument gains and losses reported in the consolidated income statements for the three and six month periods ending June 30, 2009 and 2008, are displayed below:

(Dollars in thousands)		Gain / (Loss)
Derivative Instrument	Income Statement Line Item	Three Months Ended June 30		Six Months Ended June 30
		2009	2008	2009	2008

Foreign Currency Contracts	Other, net	$758	$3	$(137)	$(78)

4.	FAIR VALUE DISCLOSURES

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FAS 107-1 and Accounting Principles Board No. 28-1 (FSP FAS No. 107-1 and APB No. 28-1) Interim Disclosures about Fair Vale of Financial Instruments. FSP FAS No. 107-1 and APB No. 28-1 amend FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments and APB No. 28, Interim Disclosures to require disclosures about fair value of financial instruments for interim reporting periods as well as annual financial statements. This FSP is effective for interim reporting periods ending after June 15, 2009. The following are the financial instruments held by the Company at June 30, 2009, and descriptions of the methods and assumptions used to estimate the instruments’ fair values:

Cash and cash equivalents

Carrying value approximates fair value because of the short maturity of the instruments.

Derivative assets and liabilities

Derivative assets and liabilities relate to the foreign currency exchange contracts discussed in Note 3. Fair value and carrying value are the same because the foreign currency contracts are recorded at fair value. The fair value of the foreign currency contracts was calculated as the difference between the present value of the forward foreign exchange rate at the reporting date and the contracted foreign exchange rate multiplied by the contracted notional amount. See the table that follows these financial instrument descriptions for the reported fair values of derivative assets and liabilities.

Long-term investments

Long-term investments are the mutual fund assets the Company holds to fund a portion of its deferred compensation liabilities. Fair value and carrying value are the same because the mutual fund assets are recorded at fair value in accordance with the fair value election the Company made in 2008 under the fair value option rules. Fair values for the mutual funds were calculated using the published market price per unit at the reporting date multiplied by the number of units held at the reporting date. See the table that follows these financial instrument descriptions for the reported fair value of long-term investments.

Debt obligations

The Company’s primary source of long-term debt financing is unsecured private placement notes with fixed interest rates and maturities. The fair value of fixed interest rate debt comprises the combined present values of scheduled principal and interest payments for each of the various loans, individually discounted at rates equivalent to those which could be obtained by the Company for new debt issues with durations equal to the average life to maturity of each loan. The discount rates are based on applicable duration U.S. Treasury rates plus market interest rate spreads to borrowers with credit ratings equivalent to those of the Company. The fair value of the Company’s fixed-rate debt at June 30, 2009, including current maturities, was estimated to be $82,744,000 compared to a carrying value of $83,620,000.

Debt also includes $28,500,000 for an unsecured term loan that carries a variable interest rate of LIBOR plus a spread of 125 basis points as of June 30, 2009. The current market spread over LIBOR for entities with credit ratings similar to the Company’s is approximately 300 basis points. Using the current market spread to discount the scheduled principal and interest payment outflows calculated under the contractual spread, the Company estimates the fair value of the variable interest unsecured term loan at approximately $26,788,000.

Because of the short-term nature of the remaining Company debt, the fair values for such debt approximate the carrying values.

Below are the financial assets and liabilities the Company records at fair value and the level within fair value hierarchy used to estimate the fair value of these instruments:

(Dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
June 30, 2009

Mutual fund assets	$8,722	$8,722	$—	$—
Derivative assets	3	—	3	—

Total assets at fair value	$8,725	$8,722	$3	$—

Derivative liabilities	$369	$—	$369	$—

Total liabilities at fair value	$369	$—	$369	$—

December 31, 2008

Mutual fund assets	$11,351	$11,351	$—	$—
Derivative assets	455	—	455	—

Total assets at fair value	$11,806	$11,351	$455	$—

Derivative liabilities	$271	$—	$271	$—

Total liabilities at fair value	$271	$—	$271	$—

Pursuant to FASB Staff Position No. 157-2, SFAS No. 157, Fair Value Measurements, became effective for the Company’s nonrecurring fair value measurements of nonfinancial assets and liabilities on January 1, 2009. The new requirement had no immediate effect on the Company’s financial position, cash flows or results of operations, but may affect future determinations of goodwill, intangible assets and other long-lived assets’ fair values recorded in conjunction with business combinations and as part of impairment reviews for goodwill and long-lived assets.

5.	STOCK-BASED COMPENSATION

The Company has stock options outstanding under its 1992 Stock Option Plan and stock options and performance stock awards outstanding under its 2000 Stock Option Plan and its 2006 Incentive Compensation Plan. Compensation expense charged against income for all plans was $1,181,000 and $2,401,000 for the three and six months ended June 30, 2009, compared to $1,733,000 and $2,654,000, respectively, for the three and six months ended June 30, 2008. Unrecognized compensation cost for stock options and stock awards was $1,533,000 and $2,752,000, respectively, at June 30, 2009, compared to $584,000 and $1,705,000, respectively, at December 31, 2008. A portion of the increase in unrecognized compensation cost resulted from management’s assessment that the probable levels of profitability on which the vesting of performance stock awards are based would be higher than originally projected, which led to an increase in the number of performance stock awards that are ultimately expected to vest. Also, contributing to the increase were the 2009 grants of 145,560 stock options and 74,300 performance stock awards. The unrecognized compensation cost at June 30, 2009, is expected to be recognized over weighted average periods of 1.4 years and 1.7 years for stock options and performance stock awards, respectively.

6.	INVENTORIES

The composition of inventories was as follows:

(Dollars in thousands)	June 30, 2009	December 31, 2008

Finished products	$51,033	$69,152
Raw materials	26,926	34,091

Total inventories	$77,959	$103,243

Inventories are primarily priced using the last-in, first-out inventory valuation method. If the first-in, first-out inventory valuation method had been used for all inventories, inventory balances would have been approximately $32,055,000 and $38,669,000 higher than reported at June 30, 2009, and December 31, 2008, respectively.

7.	CONTINGENCIES

There are a variety of legal proceedings pending or threatened against the Company. Some of these proceedings may result in fines, penalties, judgments or costs being assessed against the Company at some future time. The Company’s operations are subject to extensive local, state and federal regulations, including the U. S. Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) and the Superfund Amendments of 1986 (Superfund). Over the years, the Company has received requests for information related to or has been named by the government as a PRP at 23 waste disposal sites where clean up costs have been or may be incurred under CERCLA and similar state statutes. In addition, damages are being claimed against the Company in general liability actions for alleged personal injury or property damage in the case of some disposal and plant sites. The Company believes that it has made adequate provisions for the costs it may incur with respect to these sites.

The Company has estimated a range of possible environmental and legal losses from $7.5 million to $31.4 million at June 30, 2009. At June 30, 2009, the Company’s accrued liability for such losses, which represents the Company’s best estimate within the estimated range of possible environmental and legal losses, was $16.5 million, compared to $16.7 million at December 31, 2008. During the first six months of 2009, non-capital cash outlays related to legal and environmental matters approximated $1.6 million compared to $1.2 million in the first six months of 2008.

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

Following are summaries of the material contingencies at June 30, 2009:

Maywood, New Jersey Site

The Company’s property in Maywood, New Jersey and property formerly owned by the Company adjacent to its current site and other nearby properties (Maywood site) were listed on the National Priorities List in September 1993 pursuant to the provisions of CERCLA because of certain alleged chemical contamination. Pursuant to an Administrative Order on Consent entered into between USEPA and the Company for property formerly owned by the Company, and the issuance of an order by USEPA to the Company for property currently owned by the Company, the Company completed a Remedial Investigation Feasibility Study (RI/FS) in 1994. The Company has also submitted documentation and information as requested by USEPA, including the submission of a Draft Feasibility Study for Soil and Groundwater (Operable Units 1 and 2) in March 2009. The Company is awaiting the issuance of a Record of Decision from USEPA. In the first quarter of 2009, after considering available information, including the Draft Feasibility Study, the Company revised its estimated range of possible losses for the site but made no change to its recorded liability.

Also, the New Jersey Department of Environmental Protection (NJDEP) filed a complaint against the Company and other entities on February 6, 2006, alleging that the defendants discharged hazardous substances at the Maywood site and at neighboring properties not part of the Maywood site resulting in damage to natural resources and the incurrence of response costs. The Consent Judgment has been entered by the court and the Company’s liability has been resolved and paid. The resolution of the Company’s liability for this litigation did not have a material impact on the financial position, results of operations or cash flows of the Company.

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

In the fourth quarter of 2007, the PRPs who agreed to conduct the interim remedial action entered into an Administrative Settlement Agreement and Order on Consent for Removal Action with USEPA, and these PRPs also entered into a Supplemental Lightman Yard Participation and Interim Funding Agreement to fund the agreed-upon removal action. The Company paid a soil removal assessment upon execution of the agreements which did not have a material impact on the financial position, results of operations or cash flows of the Company. A final Feasibility Study was submitted to USEPA in February 2009 and was approved in March 2009. In June 2009, USEPA issued a Proposed Plan for Remediation. After considering the Feasibility Study and Proposed Plan for Remediation, the Company revised its estimated range of possible losses for the site and increased its recorded liability. Recording the additional liability did not have a material impact on the Company’s financial position, results of operations or cash flows.

The Company believes that based on current information it has adequate reserves for claims associated with the Lightman site. However, actual costs could differ from current estimates.

Wilmington Site

The Company is currently contractually obligated to contribute to the response costs associated with the Company’s formerly-owned site at 51 Eames Street, Wilmington, Massachusetts. Remediation at this site is being managed by its current owner to whom the Company sold the property in 1980. Under the agreement, once total site remediation costs exceed certain levels, the Company is obligated to contribute up to five percent of future response costs associated with this site with no limitation on the ultimate amount of contributions. To date, the Company has paid the current owner $1.6 million for the Company’s portion of environmental response costs through the first quarter of 2009 (the current owner of the site bills the Company one calendar quarter in arrears). The Company has recorded a liability for its portion of the estimated remediation costs for the site. Depending on the ultimate cost of the remediation at this site, the amount for which the Company is liable could differ from the current estimates.

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

The Company believes that based on current information it has adequate reserves for the claims related to this site.

8.	POSTRETIREMENT BENEFIT PLANS

Defined Benefit Pension Plans

Components of Net Periodic Benefit Cost

	UNITED STATES
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2009	2008	2009	2008

Service cost	$—	$—	$—	$2
Interest cost	1,775	1,631	3,550	3,261
Expected return on plan assets	(1,856)	(1,967)	(3,713)	(3,933)
Amortization of net loss	366	150	733	300

Net periodic (benefit) cost	$285	$(186)	$570	$(370)

	UNITED KINGDOM
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2009	2008	2009	2008
Interest cost	$210	$264	$409	$527
Expected return on plan assets	(139)	(246)	(271)	(491)
Amortization of net loss	20	—	39	—

Net periodic benefit cost	$91	$18	$177	$36

Employer Contributions

U.S. Plans

The Company expects to contribute approximately $2,282,000 to its U.S. qualified defined benefit pension plans in 2009 and to pay $355,000 in 2009 related to its unfunded non-qualified plans. As of June 30, 2009, $756,000 had been contributed to the qualified plans and $144,000 had been paid related to the non-qualified plans.

U.K. Plan

The Company’s United Kingdom subsidiary expects to contribute approximately $490,000 to its defined benefit pension plan in 2009. As of June 30, 2009, $219,000 had been contributed to the plan.

Defined Contribution Plans

Defined contribution plan expense for the Company’s retirement savings plans was $1,216,000 and $2,423,000, respectively, for the three and six months ended June 30, 2009, compared to $1,388,000 and $2,774,000, respectively, for the three and six months ended June 30, 2008.

Expenses related to the Company’s profit sharing plan were $1,399,000 and $2,283,000, respectively, for the three and six months ended June 30, 2009, compared to $808,000 and $1,483,000, respectively, for the three and six months ended June 30, 2008.

9.	EARNINGS PER SHARE

Below is the computation of basic and diluted earnings per share for the three and six months ended June 30, 2009 and 2008.

	Three Months Ended June 30		Six Months Ended June 30
(In thousands, except per share amounts)	2009	2008	2009	2008
Computation of Basic Earnings per Share
Net income attributable to Stepan Company	$19,584	$9,761	$34,737	$18,508
Deduct dividends on preferred stock	189	192	378	387

Income applicable to common stock	$19,395	$9,569	$34,359	$18,121

Weighted-average number of common shares outstanding	9,786	9,526	9,781	9,465

Basic earnings per share	$1.98	$1.00	$3.51	$1.91

Computation of Diluted Earnings per Share
Net income attributable to Stepan Company	$19,584	$9,761	$34,737	$18,508

Weighted-average number of common shares outstanding	9,786	9,526	9,781	9,465
Add net shares issuable from assumed exercise of options (under treasury stock method) (1)	232	298	198	244
Add contingently issuable net shares related to performance stock awards (under treasury stock method)	66	—	33	—
Add weighted-average shares issuable from assumed conversion of convertible preferred stock	628	639	628	643

Shares applicable to diluted earnings	10,712	10,463	10,640	10,352

Diluted earnings per share	$1.83	$0.93	$3.26	$1.79

(1)

Options to purchase 4,276 and 75,861 shares of common stock were not included in the computations of diluted earnings per share for the three and six months ended June 30, 2009, respectively. The options’ exercise prices were greater than the average market price for the common stock and their effect would have been antidilutive. For the same reason, options to purchase 5,345 shares of common stock were not included in the computation of earnings per share for the three and six months ended June 30, 2008.

10.	COMPREHENSIVE INCOME

Comprehensive income includes net income and all other non-owner changes in equity that are not reported in net income. Below is the Company’s comprehensive income for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2009	2008	2009	2008
Net income	$19,560	$9,751	$34,718	$18,481
Other comprehensive income:
Foreign currency translation gains	11,451	906	5,285	3,102
Pension liability adjustments, net of tax	239	92	477	184
Derivative instruments revaluation, net of tax	—	2	—	2

Comprehensive income	31,250	10,751	40,480	21,769

Comprehensive (income) loss attributable to the noncontrolling interest	22	(44)	20	(45)

Comprehensive income attributable to Stepan Company	$31,272	$10,707	$40,500	$21,724

11.	SEGMENT REPORTING

The Company has three reportable segments: surfactants, polymers and specialty products. Segment operating results for the three and six months ended June 30, 2009 and 2008 are summarized below:

(Dollars in thousands)	Surfactants	Polymers	Specialty Products	Segment Totals

For the three months ended June 30, 2009
Net sales	$238,480	$71,130	$11,589	$321,199
Operating income	29,174	11,133	3,976	44,283

For the three months ended June 30, 2008
Net sales	$308,012	$103,088	$9,299	$420,399
Operating income	15,479	10,476	1,688	27,643

For the six months ended June 30, 2009
Net sales	$498,114	$119,843	$21,385	$639,342
Operating income	53,360	13,736	5,639	72,735

For the six months ended June 30, 2008
Net sales	$598,336	$183,924	$19,590	$801,850
Operating income	32,663	16,549	3,285	52,497

Below are reconciliations of segment operating income to consolidated income before income taxes:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2009	2008	2009	2008
Operating income segment totals	$44,283	$27,643	$72,735	$52,497
Unallocated corporate expenses	(13,095)	(10,056)	(15,378)	(18,032)
Interest expense, net	(1,585)	(2,573)	(3,427)	(4,920)
Loss from equity in joint ventures	(286)	(600)	(1,093)	(877)
Other, net	1,310	96	1,041	(1,361)

Consolidated income before income taxes	$30,627	$14,510	$53,878	$27,307

12.	DEBT

At June 30, 2009, and December 31, 2008, debt comprised the following:

(Dollars in thousands)	Maturity Dates	June 30 2009	December 31 2008
Unsecured private placement notes
5.69%	2012-2018	$40,000	$40,000
6.86%	2009-2015	30,000	30,000
6.59%	2009-2012	10,909	10,909
Unsecured bank term loan	2009-2013	28,500	30,000
Unsecured U.S. bank debt	2011	—	600
Debt of foreign subsidiaries
Secured bank term loans, foreign currency	2009-2010	3,486	5,788
Other, foreign currency	2009-2015	8,652	25,692

Total debt		121,547	142,989
Less current maturities		17,636	38,264

Long-term debt		$103,911	$104,725

The various loan agreements contain provisions, which, among others, require maintenance of certain financial ratios and place limitations on additional debt, investments and payment of dividends. The Company is in compliance with its loan agreements.

13.	OTHER, NET

Other, net in the consolidated statements of income included the following:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2009	2008	2009	2008
Foreign exchange gain (loss)	$470	$(130)	$558	$(360)
Investment related income	19	47	31	135
Realized / unrealized gain (loss) on investments	821	179	452	(1,136)

Other, net	$1,310	$96	$1,041	$(1,361)

14.	INVESTMENT IN CHINA JOINT VENTURE

On May 15, 2008, the Company increased its controlling ownership interest in the Stepan China joint venture (a reporting unit within the Company’s polymer reportable segment) from 55 percent to 80 percent. The Company achieved the increase in ownership by contributing an additional $3,109,000 of capital (all cash) to Stepan China. By agreement, the minority joint venture partner made no additional capital contribution, thereby reducing its minority ownership interest in the Stepan China joint venture from 45 percent to 20 percent. The Company accounted for this transaction as a step acquisition, applying purchase accounting treatment. No intangible assets or goodwill were acquired as a result of the step acquisition. Stepan China’s accounts have been included in the Company’s consolidated financial statements since the formation of the joint venture, when the Company first obtained controlling interest.

15.	RESTRICTED CASH

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

16.	SUBSEQUENT EVENTS DISCLOSURE

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which is effective for interim or annual financial periods ending after June 15, 2009. Subsequent events are events or transactions that occur after the balance sheet date, but before financial statements are issued. In conformity with the disclosure requirements of SFAS No. 165, the Company evaluated subsequent events through July 31, 2009, which was the issue date of the Company’s financial statements for the period ended June 30, 2009. No events requiring financial statement recognition or disclosure were noted.

17.	RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). SFAS No. 167 is intended to improve financial reporting by providing additional guidance to companies involved with variable interest entities and by requiring additional disclosures about a company’s involvement in variable interest entities. This standard is effective for interim and annual periods ending after November 15, 2009. The adoption of this standard is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. SFAS No. 168 establishes the FASB Accounting Standards Codification as the single authoritative source of U.S. generally accepted accounting principles for nongovernmental entities. The codification is effective for interim and annual periods ending after September 15, 2009. The adoption of this standard will not have a material impact on the Company’s financial position, results of operations or cash flows.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

The Company produces and sells intermediate chemicals that are used in a wide variety of applications worldwide. The overall business comprises three reportable segments:

•

Surfactants – Surfactants, which accounted for 78 percent of consolidated net sales for the first half of 2009, are principal ingredients in consumer and industrial cleaning products such as detergents for washing clothes, dishes, carpets, floors and walls, as well as shampoos, body washes, toothpastes and fabric softeners. Other applications include germicidal quaternary compounds, lubricating ingredients, emulsifiers (for spreading agricultural products), plastics and composites and biodiesel. Surfactants are manufactured at six North American sites (five in the U.S. and one in Canada), three European sites (United Kingdom, France and Germany) and three Latin American sites (Mexico, Brazil and Colombia). The Company holds a 50 percent ownership interest in two joint ventures, Stepan Philippines and TIORCO, LLC, that are excluded from surfactant segment operating results as they are accounted for under the equity method of accounting. TIORCO, LLC was formed in September 2008.

•

Polymers – Polymers, which accounted for 19 percent of consolidated net sales for the first half of 2009, include two primary product lines: polyols and phthalic anhydride. Polyols are used in the manufacture of laminate insulation board for the construction industry and are also sold to the appliance, flexible foam and coatings, adhesives, sealants and elastomers (C.A.S.E.) industries. Phthalic anhydride is used in polyester alkyd resins and plasticizers for applications in construction materials and components of automotive, boating and other consumer products. In the U.S., polymer product lines are manufactured at the Company’s Millsdale, Illinois, site. Polyols are also manufactured at the Company’s Wesseling (Cologne), Germany facility, as well as at its 80-percent owned joint venture in Nanjing, China (which is included in consolidated results). The Company also has a polymer sales office in Brazil; no polymer manufacturing facilities are located in Brazil.

•

Specialty Products – Specialty products, which accounted for three percent of consolidated net sales for the first half of 2009, include flavors, emulsifiers and solubilizers used in the food and pharmaceutical industries. Specialty products are manufactured primarily at the Company’s Maywood, New Jersey, site.

Despite the continued challenges of the global economic recession, the Company achieved record second quarter and first half income results. The economic slowdown negatively affected sales volume, which was down nine percent quarter over quarter and 11 percent year over year. Sales volume for the Company’s polymers segment continued to lag behind last year’s levels, as activity in the industries into which the segment sells (roofing insulation, construction materials, automotive and recreational vehicles, etc.) remained slow. Management expects polymer volume recovery to be slow. The recession has had a lesser effect on sales volume for the surfactants segment, as surfactants used in cleaning compounds have historically been more recession resistant. Laundry and personal care sales volumes improved slightly over the prior year in both North America and Europe, the Company’s largest markets. Sales volume declines for surfactants have primarily been for construction and oilfield applications, as well as biodiesel. Current economic conditions have led to lower raw material costs. This has benefited all segments, particularly surfactants where the effect of lower costs more than offset the effect of lower sales volume. As a result of the drop in raw material costs, the Company decreased selling prices for many of its products during the first six months of the year. However, the cost of crude oil and petroleum-based products began rising near the end of the second quarter; as a result, the Company announced July 1, 2009 price increases for some of its surfactant products. Cost savings initiatives have also been implemented to reduce discretionary spending for items such as overtime, travel and entertainment, outside consulting and temporary help.

Deferred Compensation Plans

The accounting for the Company’s deferred compensation plans can cause period-to-period fluctuations in Company expenses and profits. For the second quarter of 2009, expense related to the Company’s deferred compensation plans was $2.4 million higher than that reported for the same quarter of 2008. However, deferred compensation-related expenses for the first half of 2009 was $4.7 million lower than that for the first half of 2008. The pretax and after tax effects of all deferred compensation-related activities and the income statement line items in which the effects were recorded are displayed below (see the ‘Corporate Expenses’ section of this management discussion and analysis for further details):

	(Income) / Expense
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2009	2008	2009	2008

Deferred Compensation (Administrative Expense)	$5.4	$2.5	$(0.1)	$3.1

Investment Income (Other, net)	—	(0.1)	—	(0.1)

Realized/Unrealized (Gains) / Losses on Investments (Other, net)	(0.8)	(0.2)	(0.5)	1.1

Net Pretax Income Effect	$4.6	$2.2	$(0.6)	$4.1

After Tax Effect	$2.8	$1.4	$(0.4)	$2.6

Effects of Foreign Currency Translation

The Company’s foreign subsidiaries transact business and report financial results in their respective local currencies. As a result, foreign subsidiary income statements are translated into U.S. dollars at average foreign exchange rates appropriate for the reporting period. Because foreign exchange rates fluctuate against the U.S. dollar over time, foreign currency translation affects period-to-period comparisons of financial statement items (i.e. because foreign exchange rates fluctuate, similar period-to-period local currency results for a foreign subsidiary may translate into different U.S. dollar results). For the three and six month periods ending June 30, 2009, the U.S. dollar strengthened against nearly all the foreign currencies in the locations where the Company does business, when compared to the exchange rates for the three and six month periods ending June 30, 2008. Consequently, reported net sales, expense and income amounts for the three and six month periods ending June 30, 2009, were lower than they would have been had the foreign currency exchange rates remained constant with the rates for the same periods of 2008. Below is a table that presents the impact that foreign currency translation had on the changes in consolidated net sales and various income line items for the three and six month periods ending June 30, 2009:

	Three Months Ended June 30		Increase (Decrease)	Inc (Dec) Due to Foreign Translation
(In millions)	2009	2008

Net Sales	$321.2	$420.4	$(99.2)	$(22.2)
Gross Profit	65.7	50.0	15.7	(3.5)
Operating Income	31.2	17.6	13.6	(2.1)
Pretax Income	30.6	14.5	16.1	(2.2)

	Six Months Ended June 30		Increase (Decrease)	Inc (Dec) Due to Foreign Translation
(In millions)	2009	2008

Net Sales	$639.3	$801.8	$(162.5)	$(49.1)
Gross Profit	114.4	95.9	18.5	(7.8)
Operating Income	57.4	34.5	22.9	(5.1)
Pretax Income	53.9	27.3	26.6	(5.1)

RESULTS OF OPERATIONS

Three Months Ended June 30, 2009 and 2008

Summary

Net income for the second quarter of 2009 improved 101 percent to $19.6 million, or $1.83 per diluted share, compared to $9.8 million, or $0.93 per diluted share, for the second quarter of 2008. Below is a summary discussion of the major factors leading to the year-to-year changes in net sales, profits and expenses. A detailed discussion of segment operating performance for the second quarter of 2009 follows the summary.

Consolidated net sales declined $99.2 million, or 24 percent, between quarters. A nine percent decline in sales volume, lower average selling prices and the effects of foreign currency translation accounted for approximately $38.6 million, $38.4 million and $22.2 million, respectively, of the net sales reduction. The sales volume declines were due in large part to the effects of the global economic recession. Sales volume for the polymers segment was down 18 percent, due to the weak demand for roofing insulation in commercial construction. Sales volume was down seven percent for the surfactants segment, primarily due to weak demand for biodiesel, oilfield chemicals and surfactants used in construction materials for housing, while laundry and personal care volume grew in North America and Europe. Average selling prices have fallen primarily in response to a drop in raw material costs.

Second quarter 2009 operating income was $13.6 million, or 77 percent, higher than second quarter 2008 operating income. Gross profit increased $15.7 million, or 31 percent. All segments reported year-to-year gross profit growth. Lower raw material costs contributed to each segment’s improvement. By segment, surfactants gross profit was up $12.8 million, or 38 percent, specialty products gross profit was up $2.3 million, or 91 percent, and polymers gross profit was up $0.4 million, or two percent. The effects of foreign currency translation reduced the year-to-year consolidated gross profit growth by approximately $3.5 million.

Operating expenses for the second quarter of 2009 were $2.1 million, or six percent, greater than operating expenses for the second quarter of 2008. Major items accounting for the increase in expenses were as follows:

(Dollars in millions)	Increase / (Decrease)
Deferred Compensation Expense	$2.9
Foreign Currency Translation	(1.3)
U.S. Incentive-based Compensation	1.1
Bad Debt Provision	0.7
Travel and Entertainment Expense	(0.5)
Other	(0.8)

Total	$2.1

The increase in deferred compensation expense reflected increases in the values of Company common stock and mutual funds to which the deferred compensation liabilities are tied (see the ‘Corporate Expenses’ section of this management discussion and analysis for further details). The rise in incentive-based compensation, which includes bonuses, profit sharing and performance-based stock awards, was attributable to the improvement in Company profits. The increase in bad debt provisions reflected reserve increases for specific customers. Declines in travel and entertainment expenses resulted from a Company-wide effort to reduce discretionary spending.

Interest expense for the second quarter of 2009 was $1.0 million, or 38 percent, lower than interest expense for the second quarter of 2008. Lower average debt levels, resulting from a decrease in working capital requirements, led to the decline. Lower raw material costs drove the decline in working capital.

The loss from equity joint ventures, which includes results for the 50-percent owned Stepan Philippines Inc. (SPI) and TIORCO, LLC (TIORCO) joint ventures, declined $0.3 million between quarters. Equity income for SPI was $0.4 million, which was a $1.0 million improvement over last year’s second quarter. TIORCO, which was formed in September 2008, reported $0.7 million of equity loss. Start-up expenses coupled with the economy’s negative effect on demand for the oil recovery services the venture provides drove the TIORCO result.

Other, net income increased $1.2 million between years. A $0.6 million increase in investment related income and a $0.6 million favorable swing in foreign exchange gains and losses accounted for the other, net income change. Gains related to the mutual funds held for the Company’s deferred compensation plans were $0.8 million for the second quarter of 2009 compared to $0.2 million for the second quarter of 2008. Foreign exchange activity resulted in $0.5 million of gains for the second quarter of 2009 compared to $0.1 million of losses for the same period of 2008.

The effective tax rate was 36.1 percent for the second quarter ended June 30, 2009, compared to 32.8 percent for the second quarter ended June 30, 2008. The increase in the effective tax rate was primarily attributable to a greater percentage of consolidated income being generated in the U.S. where the effective tax rate is higher. Lower U.S. tax credits also contributed to the higher effective tax rate.

Segment Results

(Dollars in thousands)	Surfactants	Polymers	Specialty Products	Segment Results	Corporate	Total

For the three months ended June 30, 2009
Net sales	$238,480	$71,130	$11,589	$321,199	—	$321,199
Operating income	29,174	11,133	3,976	44,283	(13,095)	31,188

For the three months ended June 30, 2008
Net sales	$308,012	$103,088	$9,299	$420,399	—	$420,399
Operating income	15,479	10,476	1,688	27,643	(10,056)	17,587

Surfactants

Surfactants net sales for the second quarter of 2009 declined $69.5 million, or 23 percent, from net sales for the same quarter of 2008. A 10 percent reduction in average selling prices, a seven percent drop in sales volume and the effects of foreign currency translation accounted for approximately $27.5 million, $22.3 million and $19.7 million, respectively, of the net sales change. A quarter-to-quarter comparison of net sales by region follows:

	For the Three Months Ended
(Dollars in thousands)	June 30, 2009	June 30, 2008	Increase / (Decrease)	Percent Change
North America	$162,088	$206,583	$(44,495)	-22
Europe	51,410	69,349	(17,939)	-26
Latin America	24,982	32,080	(7,098)	-22

Total Surfactants Segment	$238,480	$308,012	$(69,532)	-23

The 22 percent decline in net sales for North American operations was primarily attributable to a 12 percent decline in average selling prices and a 10 percent decrease in sales volume, which accounted for $21.9 million and $20.5 million, respectively, of the net sales reduction. The effects of foreign currency translation contributed $2.1 million to the drop in net sales. The decrease in average selling prices reflected lower raw material costs. Second quarter 2009 sales volumes for laundry and cleaning, personal care products and agricultural chemical products surpassed sales volumes for the year ago quarter, but sales of functional surfactants with industrial or construction applications continued to be adversely affected by the economy. A significant drop in biodiesel sales volume accounted for over 64 percent of the total decrease in North American volume. Because of the current unprofitable environment for biodiesel, the Company continued to focus its manufacturing resources on more profitable opportunities.

Net sales for European operations declined 26 percent due to the effects of foreign currency translation ($10.9 million) and a nine percent decrease in average selling prices. The reduction in average selling prices, which was driven by lower raw material costs, accounted for $6.4 million of the drop in net sales. Sales volume fell one percent from quarter to quarter.

Net sales for Latin American operations declined 22 percent due primarily to the effects of foreign currency translation. Sales volume fell two percent between quarters.

Surfactants operating income for the second quarter of 2009 was $13.7 million, or 88 percent, higher than operating income for the same period of 2008. Gross profit increased $12.8 million, or 38 percent. Lower raw material and freight costs, combined with purchasing led cost saving initiatives and the benefit of prior year restructuring of one manufacturing site, drove the gross profit improvement, which was tempered by a seven percent drop in sales volume and the effects of foreign currency translation (approximately $2.8 million). Operating expenses declined $0.9 million, or five percent. Quarter-to-quarter comparisons of gross profit by region and total segment operating expenses and operating income follow:

	For the Three Months Ended
(Dollars in thousands)	June 30, 2009	June 30, 2008	Increase / (Decrease)	Percent Change
Gross Profit
North America	$35,704	$24,074	$11,630	+48
Europe	7,170	4,789	2,381	+50
Latin America	3,190	4,398	(1,208)	-27

Total Surfactants Segment	$46,064	$33,261	$12,803	+38

Operating Expenses	16,890	17,782	(892)	-5

Operating Income	$29,174	$15,479	$13,695	+88

Gross profit for North American operations increased 48 percent between quarters despite a 10 percent decline in sales volume. The gross profit improvement was largely attributable to the effect of lower raw material and freight costs, cost saving initiatives and savings derived from last year’s restructuring of one plant. Costs for some major raw materials are increasing in the third quarter of 2009.

Gross profit for European operations increased 50 percent due to lower raw material and freight costs combined with cost saving efforts. A more favorable customer mix, particularly for the United Kingdom subsidiary, also contributed. The unfavorable effects of foreign currency translation reduced Europe’s quarter-to-quarter profit improvement by approximately $1.6 million.

Latin American operations’ gross profit declined 27 percent due principally to the effects of foreign currency translation coupled with a two percent drop in sales volume.

Operating expenses for the surfactants segment were down $0.9 million (five percent) between quarters due to foreign currency translation ($1.1 million).

Polymers

Polymers net sales for the second quarter of 2009 declined $32.0 million, or 31 percent, from net sales for the second quarter of 2008. An 18 percent drop in sales volume, driven by the economic recession, accounted for $18.8 million of the net sales decline. Reduced average selling prices and the unfavorable effects of foreign currency translation contributed $10.7 million and $2.5 million, respectively, to the decrease in net sales. A quarter-to-quarter comparison of net sales by region is displayed below:

	For the Three Months Ended
(Dollars in thousands)	June 30, 2009	June 30, 2008	Increase / (Decrease)	Percent Change
North America	$50,929	$73,002	$(22,073)	-30
Europe	16,916	26,724	(9,808)	-37
Asia and Other	3,285	3,362	(77)	-2

Total Polymers Segment	$71,130	$103,088	$(31,958)	-31

Net sales for North American operations fell 30 percent due to a 21 percent decline in sales volume and an 11 percent decline in average selling prices, which accounted for $15.5 million and $6.6 million, respectively, of the reduction in net sales. The effects of the economic slowdown on the industries into which the segment sells led to a 27 percent decline in sales volume for polyols and a seven percent decline in sales volume for phthalic anhydride. Sales volume of polyurethane systems fell 61 percent as a result of the July 2008 sale of the Company’s commodity system product lines. The decrease in average selling prices was primarily attributable to lower raw material costs, particularly for phthalic anhydride.

European operations’ net sales declined 37 percent due to a 16 percent drop in average selling prices, 13 percent decrease in polyol sales volume and the unfavorable effects of foreign currency translation, which accounted for $3.7 million, $3.6 million and $2.5 million, respectively, of the reduction in net sales. The drop in sales volume reflected the effects of the global recession. Sales to most major customers were down between quarters. Lower raw material costs led to the decline in average selling prices.

Net sales for Asia and Other regions were down two percent from quarter to quarter due to an 18 percent decline in average selling prices that was largely offset by a 20 percent increase in sales volume.

Polymer operating income for the second quarter of 2009 increased $0.7 million, or six percent, from operating income for the second quarter of 2008. Gross profit improved $0.4 million, or two percent, due largely to lower raw material and freight costs and cost containment efforts, which offset the impact of lower sales volume. Below are quarter-to-quarter comparisons of gross profit by region and total segment operating expenses and operating income:

	For the Three Months Ended
(Dollars in thousands)	June 30, 2009	June 30, 2008	Increase / (Decrease)	Percent Change
Gross Profit
North America	$10,956	$10,015	$941	+9
Europe	4,315	4,871	(556)	-11
Asia and Other	216	244	(28)	-11

Total Polymers Segment	$15,487	$15,130	$357	+2

Operating Expenses	4,354	4,654	(300)	-6

Operating Income	$11,133	$10,476	$657	+6

The nine percent increase in gross profit for North American operations was attributable to lower raw material costs, resulting primarily from the recession-driven drop in prices for crude oil and oil-derived products. The previously mentioned 21 percent decrease in sales volume tempered the impact of the lower raw material prices.

Gross profit for European operations declined 11 percent due to the 13 percent decrease in sales volume and the negative effects of foreign currency translation. Lower raw material costs mitigated the profit decline.

Approximately $0.2 million of the $0.3 million decline in operating expenses resulted from the effects of foreign currency translation.

Specialty Products

Net sales for the second quarter of 2009 were $2.3 million, or 25 percent, higher than net sales for the same period of 2008. Higher sales volumes for all product lines led to the improvement in net sales. Operating income was up $2.3 million between quarters due to higher sales volumes and lower raw material costs, particularly for food ingredient products.

Corporate Expenses

Corporate expenses increased $3.0 million, or 30 percent, to $13.1 million for the second quarter of 2009 from $10.1 million for the second quarter of 2008. Deferred compensation expense accounted for $2.9 million of the increase, as the price of Company common stock, to which a large portion of the deferred compensation liability is tied, increased $16.86 per share from March 31, 2009, to June 30, 2009. In comparison, the share price increased $7.39 per share for the same period of 2008. Increases in the values of the mutual fund investment assets held for the deferred compensation plan also contributed to the higher deferred compensation expense.

Six Months Ended June 30, 2009 and 2008

Summary

Net income for the first half of 2009 increased 88 percent to $34.7 million, or $3.26 per diluted share, compared to $18.5 million, or $1.79 per diluted share, for the same period of 2008. Below is a summary discussion of the major factors leading to the year-to-year changes in net sales, profits and expenses. A detailed discussion of segment operating performance for the first half of 2009 follows the summary.

Consolidated net sales declined $162.5 million, or 20 percent, between years. Lower sales volume, the effects of foreign currency translation and lower average selling prices accounted for approximately $88.4 million, $49.1 million and $25.0 million, respectively, of the year-to-year decrease in net sales. Sales volumes fell 11 percent, due mainly to the slowdown in the world economy. Sales volume for the polymers segment dropped 25 percent, and sales volume slipped eight percent for the surfactants segment. Excluding biodiesel, surfactant volumes declined by only five percent. The decline in average selling prices reflected falling raw material costs.

Operating income for the first half of 2009 was $22.9 million, or 66 percent, greater than operating income for the first half of 2008. Gross profit was up $18.5 million, or 19 percent. Surfactants segment gross profit was up $19.7 million, or 30 percent, due primarily to the effects of lower raw material and freight costs and cost reduction initiatives. Gross profit for the specialty products segment was up $2.5 million, or 51 percent, on higher sales volumes and lower raw material and freight costs. Polymers segment gross profit fell $3.5 million, or 14 percent, due to lower sales volume that resulted from the slowdown in the construction, automotive, recreational vehicle and boating industries. The effects of foreign currency translation reduced the year-to-year consolidated gross profit improvement by approximately $7.8 million.

Operating expenses declined $4.4 million, or seven percent, between years. Major items accounting for the expense reduction were as follows:

(Dollars in millions)	Increase / (Decrease)
Deferred Compensation Expense	$(3.2)
Foreign Currency Translation	(2.6)
U.S. Incentive-based Compensation	2.0
Bad Debt Provision	1.3
Travel and Entertainment Expense	(1.0)
Other	(0.9)

Total	$(4.4)

The reduction in deferred compensation expense reflected period-to-period declines in the value of Company common stock to which a large portion of Company deferred compensation liabilities are tied (see the ‘Corporate Expenses’ section of this management discussion and analysis for further details). Higher incentive-based compensation expense, which includes bonuses, profit sharing and performance-based stock awards, resulted from the improvement in Company profits. The increase in bad debt provision reflected reserve increases for specific customers and for non-specific accounts. Declines in travel and entertainment expenses were attributable to the Company’s global effort to reduce discretionary spending.

Interest expense for the first half of 2009 was $1.5 million, or 30 percent, less than interest expense for the first half of 2008. Lower average debt levels, resulting from a decrease in working capital requirements, and lower average interest rates led to the decline. Lower raw material costs drove the decline in working capital.

The loss from equity joint ventures, which includes results for the 50-percent owned SPI and TIORCO joint ventures, increased $0.2 million between years. First half 2009 equity income for SPI was $0.2 million, which was a $1.1 million improvement over last year’s first half results. TIORCO, which was formed in September 2008, reported $1.3 million of equity loss. Start-up expenses and the economy’s negative effect on demand for the oil recovery services provided by the venture drove the TIORCO result.

Other, net was $1.0 million of income for the first half of 2009 compared to $1.4 million of expense for the same period of 2008. A $1.5 million increase in investment related income and a $0.9 million favorable swing in foreign exchange gains and losses, accounted for the $2.4 million year-to-year favorable other, net change. Gains related to the mutual funds held for the Company’s deferred compensation plans were $0.5 million for the first half of 2009 compared to $1.1 million of losses for the first half of 2008. Foreign exchange activity resulted in $0.5 million of gains for the first half of 2009 compared to $0.4 million of losses for the same period of 2008.

The effective tax rate was 35.6 percent for the first six months ended June 30, 2009, compared to 32.3 percent for the first six months ended 30, 2008. The increase in the effective tax rate was primarily attributable to a greater percentage of consolidated income being generated in the U.S. where the effective tax rate is higher. Lower U.S. tax credits also contributed to the higher effective tax rate.

Segment Results

(Dollars in thousands)	Surfactants	Polymers	Specialty Products	Segment Results	Corporate	Total
For the six months ended June 30, 2009
Net sales	$498,114	$119,843	$21,385	$639,342	—	$639,342
Operating income	53,360	13,736	5,639	72,735	(15,378)	57,357

For the six months ended June 30, 2008
Net sales	$598,336	$183,924	$19,590	$801,850	—	$801,850
Operating income	32,663	16,549	3,285	52,497	(18,032)	34,465

Surfactants

Surfactants net sales for the first half of 2009 declined $100.2 million, or 17 percent, from net sales for the same period of 2008. An eight percent decrease in sales volume, the effects of foreign currency translation and a one percent decline in average selling prices accounted for approximately $49.3 million, $44.4 million and $6.5 million, respectively, of the net sales change. A year-to-year comparison of net sales by region follows:

	For the Six Months Ended
(Dollars in thousands)	June 30, 2009	June 30, 2008	Increase / (Decrease)	Percent Change
North America	$337,524	$401,020	$(63,496)	-16
Europe	110,446	139,139	(28,693)	-21
Latin America	50,144	58,177	(8,033)	-14

Total Surfactants Segment	$498,114	$598,336	$(100,222)	-17

The 16 percent decline in net sales for North American operations was primarily attributable to an 11 percent decrease in sales volume and a four percent decline in average selling prices, which accounted for $44.6 million and $13.9 million, respectively, of the net sales change. In addition, the effects of foreign currency translation contributed $5.0 million to the decline. The fall in sales volume reflected reduced sales of functional surfactants that have industrial or construction applications, which continued to be negatively impacted by the poor economy. A significant drop in biodiesel sales volume accounted for over 53 percent of the total decrease in North American volume. Because of the current unprofitable environment for biodiesel, the Company continued to focus its manufacturing resources on more profitable opportunities. Sales volumes for laundry and cleaning and agricultural chemical products were slightly higher than last year despite the economy. The decrease in average selling prices reflected lower raw material costs.

Net sales for European operations declined 21 percent due to the effects of foreign currency translation ($24.6 million), a two percent decrease in average selling prices and a one percent reduction in sales volume. The reduction of average selling prices, which was driven by lower raw material costs, accounted for $3.4 million of the drop in net sales.

Net sales for Latin American operations declined 14 percent due primarily to the effects of foreign currency translation, as the currencies for all three Latin American locations weakened against the U.S. dollar. Sales volume dropped four percent between years.

Surfactants operating income for the first half of 2009 was $53.4 million, posting a 63 percent increase over the first half of 2008. Gross profit increased $19.7 million, or 30 percent. Lower raw material and freight costs coupled with purchasing led saving initiatives and operating expense reductions drove the profit improvement. Operating expenses declined $1.0 million, or three percent. Year-to-year comparisons of gross profit by region and total segment operating expenses and operating income follow:

	For the Six Months Ended
(Dollars in thousands)	June 30, 2009	June 30, 2008	Increase / (Decrease)	Percent Change
Gross Profit
North America	$62,901	$47,944	$14,957	+31
Europe	16,050	10,505	5,545	+53
Latin America	7,594	8,351	(757)	-9

Total Surfactants Segment	$86,545	$66,800	$19,745	+30

Operating Expenses	33,185	34,137	(952)	-3

Operating Income	$53,360	$32,663	$20,697	+63

Gross profit for North American operations improved 31 percent between years due largely to the effect of lower raw material and freight costs coupled with purchasing led saving initiatives and operating expense reductions. The global recession exerted downward pressure on raw material costs during the first six months of 2009. Lower sales volume partially offset the improvement in gross profit.

Gross profit for European operations increased 53 percent due to the positive impact of lower raw material and freight costs. A more favorable customer and product mix, particularly for the United Kingdom subsidiary, also contributed. The effects of foreign currency translation reduced Europe’s year-to-year profit improvement by approximately $3.6 million.

The nine percent decline in gross profit for Latin American operations was principally attributable to the effects of foreign currency translation (approximately $2.3 million) and a four percent decline in sales volume. Lower raw material costs partially offset the impacts of foreign currency translation and reduced sales volume.

Operating expenses for the surfactants segment were down $1.0 million between years. The decline was primarily attributable to the effects of foreign currency translation (approximately $2.3 million), partially offset by higher expenses for European operations (approximately $1.3 million). Most of the expense increase for European operations was due to a $0.9 million rise in marketing expenses, accounted for by higher salary, fringe benefit and bad debt expenses. Higher product development and administrative expenses also contributed to the increase in operating expenses for European operations.

Polymers

Polymers net sales for the first half of 2009 declined $64.1 million, or 35 percent, from net sales for the first half of 2008. A 25 percent drop in sales volume, due to the poor economy, lower average selling prices and the effects of foreign currency translation accounted for $45.1 million, $14.3 million and $4.7 million, respectively, of the net sales decline. A year-to-year comparison of net sales by region is displayed below:

	For the Six Months Ended
(Dollars in thousands)	June 30, 2009	June 30, 2008	Increase / (Decrease)	Percent Change
North America	$83,522	$127,022	$(43,500)	-34
Europe	31,597	51,401	(19,804)	-39
Asia and Other	4,724	5,501	(777)	-14

Total Polymers Segment	$119,843	$183,924	$(64,081)	-35

Net sales for North American operations decreased 34 percent due to 27 percent and 10 percent declines in sales volume and average selling prices, respectively. The drop in sales volume accounted for $34.5 million of the net sales decline, and the reduction in average selling prices accounted for $9.0 million of the decline. The effects of the economic slowdown led to a 30 percent decline in sales volume for polyols and a 19 percent decline in sales volume for phthalic anhydride. Sales volume of polyurethane systems fell 68 percent as a result of the July 2008 sale of the Company’s commodity system product lines. The 10 percent decrease in average selling prices for North American operations was primarily attributable to lower raw material costs, particularly for phthalic anhydride.

Net sales for European operations declined 39 percent due to a 20 percent decrease in polyol sales volume, a 12 percent drop in average selling prices and the effects of foreign currency translation, which accounted for $10.2 million, $5.0 million and $4.6 million, respectively, of the reduction in net sales. The drop in sales volume reflected less demand from most major customers, as the effects of the global recession have negatively impacted rigid insulation board end-users. Lower raw material costs led to the decline in average selling prices.

Asia and Other regions’ net sales were down 14 percent between years due primarily to a 16 percent decline in average selling prices precipitated by lower raw material costs. Sales volume increased four percent.

Polymer operating income for the first half of 2009 declined $2.8 million, or 17 percent, from operating income for the first half of 2008. Gross profit declined $3.5 million, or 14 percent, due primarily to the 25 percent decrease in sales volume. The effects of foreign currency translation contributed $1.2 million to the gross profit decline. The year-over-year drop in profits was moderated by lower raw material prices. Below are year-to-year comparisons of gross profit by region and total segment operating expenses and operating income:

	For the Six Months Ended
(Dollars in thousands)	June 30, 2009	June 30, 2008	Increase / (Decrease)	Percent Change
Gross Profit
North America	$13,771	$16,189	$(2,418)	-15
Europe	8,050	9,176	(1,126)	-12
Asia and Other	347	318	29	+9

Total Polymers Segment	$22,168	$25,683	$(3,515)	-14

Operating Expenses	8,432	9,134	(702)	-8

Operating Income	$13,736	$16,549	$(2,813)	-17

The 15 percent decline in gross profit for North American operations was attributable to the 27 percent decrease in sales volume. As previously noted, the economic slowdown has negatively impacted the industries into which the polymer segment sells. In addition to the effects of lower sales volumes, manufacturing expenses increased $1.9 million, or 19 percent, between years. Higher utility, maintenance and depreciation expenses accounted for most of the rise in expenses. Falling raw material costs partially offset the negative effects of the lower sales volumes and higher manufacturing expenses.

Gross profit for European operations declined 12 percent due to the 20 percent decrease in sales volume and a $1.2 million negative effect of foreign currency translation. Lower raw material costs tempered the gross profit decline.

The $0.7 million decline in operating expenses reflected a $0.4 million decrease in U.S. operating expenses and $0.3 million of foreign currency translation. Lower marketing expenses, principally travel and entertainment and salary, led to the U.S. operating expense result.

Specialty Products

Net sales for the first half of 2009 were $1.8 million, or nine percent, higher than net sales for the same period of 2008. Higher sales volumes for all product lines led to the improvement in net sales. Operating income was up $2.4 million between periods due to higher sales volumes and to lower raw material costs, particularly for food ingredient products.

Corporate Expenses

Corporate expenses declined $2.6 million, or 15 percent, to $15.4 million for the first half of 2009 from $18.0 million for the first half of 2008. Deferred compensation expense accounted for the decline, as the Company recorded $0.1 million of income in 2009 compared to $3.1 million of expense in 2008. The favorable swing in deferred compensation expense resulted primarily from declines in the value of Company common stock to which a large portion of the deferred compensation liabilities are tied. The price of Company common stock fell $2.83 per share from December 31, 2008, to June 30, 2009, and increased $13.09 per share for the same period last year. Higher fringe benefit and environmental remediation expenses partially offset the effect of deferred compensation.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operating activities for the first six months of 2009 comprised a cash source of $86.0 million compared to a use of $16.1 million for the first half of 2008. Net income for the current year-to-date period was up by $16.2 million and current year working capital changes were favorable by $87.8 million compared to the same period in 2008.

During the first half of 2009, accounts receivable were a cash source of $20.9 million compared to a cash use of $53.7 million for the same period in 2008. Inventories were a cash source of $27.2 million for the current year to date compared to a cash use of $28.6 million for the comparable prior year period. Accounts payable and accrued liabilities were a use of $23.1 million for the first six months of 2009 compared to a source of $22.8 million for the same period in 2008.

During 2009, working capital has been favorable to cash flow on a comparative basis due mainly to lower raw material costs and the related impact on inventories and accounts receivable. During 2008, an unprecedented increase in crude oil prices led to much higher costs for oil-derived commodity chemicals, which are used as raw materials. Raw material costs are a primary driver to the Company’s working capital, with a direct impact on inventory carrying costs as well as an indirect impact on selling prices and accounts receivable. Lower raw material costs during 2009 have reduced the carrying cost of inventories and have moderated the Company’s typical mid-year accounts receivable increases through lower average selling prices. Despite the weakening economy, the Company has not experienced any significant change in the payment timing of its receivables and the Company has not changed its own payment practices related to its payables. It is management’s opinion that raw material costs will remain lower than in 2008 and are, therefore, expected to decrease as a risk factor to the Company’s cash flow.

Investing activities for the first six months of 2009 included capital spending of $23.4 million compared to $19.0 million for comparable year-ago period. The Company entered into an Internal Revenue Code 1031 tax deferred, like-kind exchange in September 2008, which included the sale of land at the Company’s Millsdale manufacturing site and the deposit of the land sale proceeds of $8.6 million in a restricted cash investment fund. As of December 31, 2008, the restricted cash balance was $8.5 million. During the first quarter of 2009, this exchange was consummated and the Company recovered the restricted cash balance as an investing source of funds. During 2009, investments for deferred compensation plans were reduced, resulting in a cash source of $4.4 million. Management projects that capital expenditures for all of 2009 will total approximately $44.0 million to $48.0 million.

Total Company debt decreased by $21.4 million during the first half 2009, from $143.0 million to $121.5 million. At the same time, net debt, total debt minus cash, decreased by $60.6 million, from $126.3 million to $65.7 million. Since December 31, 2008, foreign debt decreased by $19.3 million and U.S. debt increased by $2.1 million. At June 30, 2009, the ratio of total debt to total debt plus shareholders’ equity was 32.9 percent, compared to 40.7 percent at December 31, 2008. The ratio of net debt to net debt plus shareholders’ equity was 21.0 percent at June 30, 2009, versus 37.8 percent as of December 31, 2008.

As of June 30, 2009, the Company’s debt included $80.9 million of unsecured private placement loans with maturities extending through 2018. These loans are the Company’s primary source of long-term debt financing, and are supplemented by bank credit facilities to meet short and medium term needs. The Company’s debt also included a $28.5 million term loan with its U.S. banks, which has maturities through 2013.

The Company currently has $58.4 million of credit available under its committed $60.0 million revolving credit agreement, which does not require renewal until April 20, 2011. While the current global credit shortage will restrain the general economy, the Company does not believe that this will adversely affect Company liquidity in 2009 due to its current cash position and the adequacy and quality of its credit facilities.

Certain foreign subsidiaries of the Company maintain bank term loans and short-term bank lines of credit in their respective local currencies to meet working capital requirements as well as to fund capital expenditure programs and acquisitions. As of June 30, 2009, the Company’s European subsidiaries had term loans totaling $2.3 million including current maturities. The European subsidiaries also had short-term bank debt totaling $5.1 million with unborrowed capacity of approximately $25.6 million at that date. The Company’s Mexican and Brazilian subsidiaries had debt totaling $3.8 million and $0.3 million, respectively. The Company’s 80-percent owned Chinese joint venture had $0.6 million of bank debt as of June 30, 2009, most of which is guaranteed by Stepan Company.

The Company has material debt agreements that require the maintenance of minimum interest coverage and minimum net worth. These agreements also limit the incurrence of additional debt as well as the payment of dividends and repurchase of treasury shares. Testing for these agreements is based on the combined financial statements of the U.S. operations of Stepan Company and Stepan Canada Inc. (the “Restricted Group”). Under the most restrictive of these debt covenants:

1.	The Restricted Group must maintain a minimum interest coverage ratio, as defined within the agreements, of 2.0 to 1.0, for the preceding four calendar quarters.

2.	The Restricted Group must maintain net worth of at least $113.7 million.

3.	The Restricted Group must maintain a ratio of long-term debt to total capitalization, as defined in the agreements, not to exceed 55 percent.

4.	The Restricted Group may pay dividends and purchase treasury shares in amounts of up to $30.0 million plus 100 percent of net income and cash proceeds of stock option exercises, measured cumulatively beginning December 31, 2001. The maximum amount of dividends that could have been paid within this limitation is disclosed as unrestricted retained earnings on the Company’s balance sheet.

The Company was in compliance with all of its loan agreements as of June 30, 2009. Based on current projections, the Company believes it will be in compliance with its loan agreements throughout 2009.

Compared to one year earlier, consolidated debt has decreased by $45.1 million and net debt has decreased by $94.3 million. The Company is benefitting from lower levels of working capital driven by the impact of lower commodity raw material costs on inventory and receivables. Despite general tightening in the credit markets, the Company anticipates that cash from operations and from committed credit facilities, subject to the foregoing, will be sufficient to fund anticipated capital expenditures, dividends and other planned financial commitments for the foreseeable future.

ENVIRONMENTAL AND LEGAL MATTERS

The Company is subject to extensive federal, state and local environmental laws and regulations. Although the Company’s environmental policies and practices are designed to ensure compliance with these laws and regulations, future developments and increasingly stringent environmental regulation could require the Company to make additional unforeseen environmental expenditures. The Company will continue to invest in the equipment and facilities necessary to comply with existing and future regulations. During the first six months of 2009, the Company’s expenditures for capital projects related to the environment were $1.0 million. These projects are capitalized and depreciated over their estimated useful lives, which is typically 10 years. Recurring costs associated with the operation and maintenance of facilities for waste treatment and disposal and managing environmental compliance in ongoing operations at the Company’s manufacturing locations were approximately $7.4 million and $7.3 million for the first six months ended June 30, 2009 and 2008, respectively. While difficult to project, it is not anticipated that these recurring expenses will increase significantly in the future.

Over the years, the Company has received requests for information related to or has been named by the government as a potentially responsible party at 23 waste disposal sites where cleanup costs have been or may be incurred under CERCLA and similar state statutes. In addition, damages are being claimed against the Company in general liability actions for alleged personal injury or property damage in the case of some disposal and plant sites. The Company believes that it has made adequate provisions for the costs it may incur with respect to the sites. It is the Company’s accounting policy to record liabilities when environmental assessments and/or remedial efforts are probable and the cost or range of possible costs can be reasonably estimated. When no amount within the range is a better estimate than any other amount, the minimum is accrued. Some of the factors on which the Company bases its estimates include information provided by feasibility studies, potentially responsible party negotiations and the development of remedial action plans. Because reported liabilities are recorded based on estimates, actual amounts could differ from those estimates. After partial remediation payments at certain sites, the Company has estimated a range of possible environmental and legal losses from $7.5 million to $31.4 million at June 30, 2009, compared to $10.8 million to $34.4 million at December 31, 2008. At June 30, 2009, the Company’s accrued liability for such losses, which represents the Company’s best estimate within the estimated range of possible environmental and legal losses, was $16.5 million, compared to $16.7 million at December 31, 2008. During the first six months of 2009, non-capital cash outlays related to legal and environmental matters approximated $1.6 million compared to $1.2 million for the first six months of 2008.

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

OUTLOOK

The Company’s record performance in 2008 and in the first half of 2009 reflects management’s strategy to diversify its customer and product mix within core markets, cost reduction efforts driven by the Company’s purchasing group and six sigma teams, as well as, falling commodity prices in 2009. Polymer and functional surfactant volumes have been and will continue to be negatively impacted by the economy. Laundry and personal care surfactant volumes were up slightly in the first six months and should continue to be relatively resistant to the recession. The Company’s business should continue to fare better than most in this difficult environment. The Company expects to deliver record profits from operations again in 2009.

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

Item 4 – Controls and Procedures

a.	Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures as of the end of the most recent fiscal quarter covered by this Form 10-Q, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) were effective as of June 30, 2009.

b.	Changes in Internal Control Over Financial Reporting

There were no changes in internal controls that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II	OTHER INFORMATION

Item 1 – Legal Proceedings

Maywood, New Jersey Site

The Company’s property in Maywood, New Jersey and property formerly owned by the Company adjacent to its current site and other nearby properties (Maywood site) were listed on the National Priorities List in September 1993 pursuant to the provisions of CERCLA because of certain alleged chemical contamination. Pursuant to an Administrative Order on Consent entered into between USEPA and the Company for property formerly owned by the Company, and the issuance of an order by USEPA to the Company for property currently owned by the Company, the Company completed a Remedial Investigation Feasibility Study (RI/FS) in 1994. The Company has also submitted documentation and information as requested by USEPA, including the submission of a Draft Feasibility Study for Soil and Groundwater (Operable Units 1 and 2) in March 2009. The Company is awaiting the issuance of a Record of Decision from USEPA.

Also, the New Jersey Department of Environmental Protection (NJDEP) filed a complaint against the Company and other entities on February 6, 2006, alleging that the defendants discharged hazardous substances at the Maywood site and at neighboring properties not part of the Maywood site resulting in damage to natural resources and the incurrence of response costs. The Consent Judgment has been entered by the court and the Company’s liability has been resolved and paid. The resolution of the Company’s liability for this litigation did not have a material impact on the financial position, results of operations or cash flows of the Company.

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

In the fourth quarter of 2007, the PRPs who agreed to conduct the interim remedial action entered into an Administrative Settlement Agreement and Order on Consent for Removal Action with USEPA, and these PRPs also entered into a Supplemental Lightman Yard Participation and Interim Funding Agreement to fund the agreed-upon removal action. The Company paid a soil removal assessment upon execution of the agreements which did not have a material impact on the financial position, results of operations or cash flows of the Company. A final Feasibility Study was submitted to USEPA in February 2009 and was approved in March 2009. In June 2009, USEPA issued a Proposed Plan for Remediation. After considering the Feasibility Study and the Proposed Plan for Remediation, the Company revised its estimated range of possible losses for the site and increased its recorded liability.

The Company believes that based on current information it has adequate reserves for claims associated with the Lightman site. However, actual costs could differ from current estimates.

Wilmington Site

The Company is currently contractually obligated to contribute to the response costs associated with the Company’s formerly-owned site at 51 Eames Street, Wilmington, Massachusetts. Remediation at this site is being managed by its current owner to whom the Company sold the property in 1980. Under the agreement, once total site remediation costs exceed certain levels, the Company is obligated to contribute up to five percent of future response costs associated with this site with no limitation on the ultimate amount of contributions. To date, the Company has paid the current owner $1.6 million for the Company’s portion of environmental response costs through the first quarter of 2009 (the current owner of the site bills the Company one calendar quarter in arrears). The Company has recorded a liability for its portion of the estimated remediation costs for the site. Depending on the ultimate cost of the remediation at this site, the amount for which the Company is liable could differ from the current estimates.

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

None

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
Date: July 31, 2009
/s/ J. E. Hurlbutt
J. E. Hurlbutt
Vice President and Chief Financial Officer