Form 10-Q
period 2009-09-30
STEPAN CO
filed 2009-10-29
CIK 94049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 27, 2009
Common Stock, $1 par value	9,902,810 Shares

Part I FINANCIAL INFORMATION

Item 1 – Financial Statements

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Unaudited

(In thousands, except per share amounts)	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008

Net Sales	$326,225	$432,947	$965,567	$1,234,797
Cost of Sales	257,294	390,162	782,283	1,096,153

Gross Profit	68,931	42,785	183,284	138,644

Operating Expenses:
Marketing	10,179	11,290	29,242	31,470
Administrative	16,449	11,776	36,683	35,716
Research, development and technical services	8,650	9,293	26,349	26,567
Sale of land (Note 15)	—	(8,469)	—	(8,469)
Sale of product line (Note 14)	—	(9,929)	—	(9,929)

	35,278	13,961	92,274	75,355

Operating Income	33,653	28,824	91,010	63,289

Other Income (Expense):
Interest, net	(1,508)	(2,447)	(4,935)	(7,367)
Loss from equity in joint ventures	(2,398)	(1,368)	(3,491)	(2,245)
Other, net (Note 13)	684	(599)	1,725	(1,960)

	(3,222)	(4,414)	(6,701)	(11,572)

Income Before Provision for Income Taxes	30,431	24,410	84,309	51,717
Provision for Income Taxes	10,843	7,379	30,003	16,205

Net Income	19,588	17,031	54,306	35,512

Less: Net Income Attributable to the Noncontrolling Interest (Note 2)	(43)	(31)	(24)	(4)

Net Income Attributable to Stepan Company	$19,545	$17,000	$54,282	$35,508

Net Income Per Common Share Attributable to Stepan Company (Note 9):
Basic	$1.96	$1.75	$5.47	$3.67

Diluted	$1.80	$1.59	$5.06	$3.39

Shares Used to Compute Net Income Per Common Share Attributable to Stepan Company (Note 9):
Basic	9,880	9,628	9,815	9,521

Diluted	10,871	10,694	10,718	10,468

Dividends per Common Share	$0.2200	$0.2100	$0.6600	$0.6300

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(Dollars in thousands)	September 30, 2009	December 31, 2008
Assets
Current Assets:
Cash and cash equivalents	$72,929	$8,258
Restricted cash (Note 15)	—	8,477
Receivables, net	182,537	188,444
Inventories (Note 6)	82,193	103,243
Deferred income taxes	11,059	10,552
Other current assets	10,654	9,449

Total current assets	359,372	328,423

Property, Plant and Equipment:
Cost	922,256	911,251
Less: Accumulated depreciation	(679,437)	(673,085)

Property, plant and equipment, net	242,819	238,166

Goodwill, net	4,494	4,410
Other intangible assets, net	5,302	6,307
Long-term investments (Note 4)	9,712	11,351
Other non-current assets	15,812	23,240

Total assets	$637,511	$611,897

Liabilities and Stockholders’ Equity
Current Liabilities:
Current maturities of long-term debt (Note 12)	$10,791	$38,264
Accounts payable	100,436	117,247
Accrued liabilities	60,216	56,624

Total current liabilities	171,443	212,135

Deferred income taxes	1,244	2,137

Long-term debt, less current maturities (Note 12)	99,475	104,725

Other non-current liabilities	85,533	83,667

Commitments and Contingencies (Note 7)

Stockholders’ Equity:
5 1/2% convertible preferred stock, cumulative, voting, without par value; authorized 2,000,000 shares; issued and outstanding 546,396 shares in 2009 and 550,448 shares in 2008	13,660	13,761
Common stock, $1 par value; authorized 30,000,000 shares; issued 11,159,819 shares in 2009 and 10,840,946 shares in 2008	11,160	10,841
Additional paid-in capital	67,484	54,712
Accumulated other comprehensive loss	(27,167)	(40,525)
Retained earnings (unrestricted approximately $91,417 in 2009 and $59,433 in 2008)	244,776	197,481
Less: Treasury stock, at cost, 1,268,645 shares in 2009 and 1,208,857 shares in 2008	(31,208)	(28,126)

Total Stepan Company stockholders’ equity	278,705	208,144

Noncontrolling interest	1,111	1,089

Total stockholders’ equity	279,816	209,233

Total liabilities and stockholders’ equity	$637,511	$611,897

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(Dollars in thousands)	Nine Months Ended September 30
	2009	2008
Cash Flows From Operating Activities
Net income	$54,306	$35,512
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,296	28,039
Deferred compensation	5,145	4,385
Realized / unrealized (gain) loss on long-term investments	(1,423)	2,703
Stock-based compensation	3,503	3,856
Deferred income taxes	3,656	4,683
Gain on sale of product line	—	(9,929)
Sale of land	—	(8,469)
Other non-cash items	5,527	2,243
Changes in assets and liabilities:
Receivables, net	11,477	(62,308)
Inventories	24,364	(22,218)
Other current assets	(569)	(945)
Accounts payable and accrued liabilities	(7,566)	30,143
Pension liabilities	(2,843)	141
Environmental and legal liabilities	(54)	(571)
Deferred revenues	(726)	(1,145)
Excess tax benefit from stock options and awards	(2,179)	(2,843)

Net Cash Provided By Operating Activities	119,914	3,277

Cash Flows From Investing Activities
Expenditures for property, plant and equipment	(30,885)	(35,591)
Proceeds from sale of product line	—	9,929
Change in restricted cash	8,477	(8,634)
Sale of mutual funds	3,594	933
Proceeds from sale of land	—	8,634
Other, net	(2,086)	(2,503)

Net Cash Used In Investing Activities	(20,900)	(27,232)

Cash Flows From Financing Activities
Revolving debt and notes payable to banks, net	(23,748)	483
Term loan	—	30,000
Other debt borrowings	1,552	2,906
Other debt repayments	(10,472)	(11,047)
Dividends paid	(6,987)	(6,554)
Purchase of treasury stock	(1,185)	—
Stock option exercises	5,160	6,708
Excess tax benefit from stock options and awards	2,179	2,843
Other, net	(1,395)	(1,198)

Net Cash Provided By (Used in) Financing Activities	(34,896)	24,141

Effect of Exchange Rate Changes on Cash	553	(327)

Net Increase (Decrease) in Cash and Cash Equivalents	64,671	(141)
Cash and Cash Equivalents at Beginning of Period	8,258	5,739

Cash and Cash Equivalents at End of Period	$72,929	$5,598

Supplemental Cash Flow Information
Cash payments of income taxes, net of refunds	$19,246	$6,632

Cash payments of interest	$5,033	$7,105

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

Unaudited

1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements included herein have been prepared by Stepan Company (Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate and make the information presented not misleading. In the opinion of management, all normal recurring adjustments necessary to present fairly the Company’s financial position as of September 30, 2009, its results of operations for the three and nine months ended September 30, 2009 and 2008, and its cash flows for the nine months ended September 30, 2009 and 2008, have been included. These financial statements and related footnotes should be read in conjunction with the financial statements and related footnotes included in the Company’s 2008 Form 10-K.

2. NONCONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS

On January 1, 2009, the Company adopted the new Financial Accounting Standards Board (FASB) requirements for noncontrolling interests in consolidated financial statements, which established accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This includes reporting noncontrolling interests in the balance sheet as a component of stockholders’ equity, separate from the parent company’s equity. In the statement of income, net income is to be reported on a consolidated basis that includes amounts attributable to the parent and the noncontrolling interest. The rules also require that noncontrolling interests are initially to be measured at fair value. The financial statement and disclosure provisions were applied retrospectively for all periods presented. Adoption of the new requirements did not have an effect on the Company’s financial position, cash flows or results of operations.

STEPAN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

Unaudited

Below are reconciliations of total equity, Company equity and equity attributable to the noncontrolling interest for the nine months ended September 30, 2009 and 2008:

(In thousands)	Total Equity	Stepan Company Equity	Noncontrolling Interest Equity

Balance at January 1, 2009	$209,233	$208,144	$1,089
Net Income	54,306	54,282	24
Dividends	(6,987)	(6,987)	—
Common Stock Purchases (1)	(3,723)	(3,723)	—
Stock Option Exercises	6,304	6,304	—
2008 Profit Sharing Distribution Settled in Company Stock	981	981	—
Defined Benefit Pension Adjustments, net of tax	614	614	—
Translation Adjustments	12,742	12,744	(2)
Other (2)	6,346	6,346	—

Balance at September 30, 2009	$279,816	$278,705	$1,111

Balance at January 1, 2008	$206,727	$206,051	$676
Net Income	35,512	35,508	4
Dividends	(6,554)	(6,554)	—
Common Stock Purchases (3)	(3,689)	(3,689)	—
Stock Option Exercises	9,399	9,399	—
Acquisition of additional interest in Stepan China	231	—	231
2007 Profit Sharing Distribution Settled in Company Stock	541	541	—
Defined Benefit Pension Adjustments, net of tax	276	276	—
Translation Adjustments	(8,234)	(8,321)	87
Other (2)	7,375	7,375	—

Balance at September 30, 2008	$241,584	$240,586	$998

(1)

Includes the value of Company shares purchased on the open market, the value of Company common shares tendered by employees to settle minimum statutory withholding taxes related to the receipt of performance awards and the value of Company common shares tendered in lieu of cash for stock option exercises.

(2)	Primarily comprised of stock-based compensation, deferred compensation and excess tax benefit activities.
(3)	Includes the value of Company common shares tendered in lieu of cash for stock option exercises.

STEPAN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

Unaudited

3. DERIVATIVE INSTRUMENTS

On January 1, 2009, the Company adopted the FASB’s expanded disclosure requirements for derivatives and hedging instruments. The updated requirements include qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. Adoption of the new requirements did not have an effect on the Company’s financial position, cash flows, or results of operations. The required disclosures, as they pertain to the Company, follow.

The Company is exposed to certain risks relating to its ongoing business operations. The primary risk managed by the use of derivative instruments is foreign exchange risk. Specifically, the Company currently holds forward foreign currency exchange contracts that are not designated as any type of accounting hedge, as defined by generally accepted accounting principles. The Company uses these contracts to manage its exposure to exchange rate fluctuations on certain accounts payable and accounts receivable balances recorded on the books of Company subsidiaries that are denominated in currencies other than the entities’ functional currencies. The forward foreign exchange contracts are recognized on the balance sheet as either an asset or a liability measured at fair value. Gains and losses arising from recording the foreign exchange contracts at fair value are reported in earnings as offsets to the losses and gains reported in earnings arising from the remeasurement of the accounts payable and accounts receivable balances into the applicable functional currencies. At September 30, 2009, the Company had open forward foreign currency exchange contracts, all with expiration dates of three months or less, to buy or sell foreign currencies with a U.S. dollar equivalent of $29,692,000. The fair values and line item presentations of derivative instruments reported in the September 30, 2009, and December 31, 2008, consolidated balance sheets are displayed below:

(Dollars in thousands)		Fair Value
	Balance Sheet Line Item	September 30, 2009	December 31, 2008
Asset Derivatives

Foreign Currency Contracts	Receivables, net	$548	$455

Liability Derivatives

Foreign Currency Contracts	Accounts Payable	$44	$271

STEPAN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

Unaudited

Derivative instrument gains and losses reported in the consolidated income statements for the three and nine month periods ending September 30, 2009 and 2008, are displayed below:

(Dollars in thousands)		Gain / (Loss)
Derivative Instrument	Income Statement Line Item	Three Months Ended September 30		Nine Months Ended September 30
		2009	2008	2009	2008

Foreign Currency Contracts	Other, net	$1,977	$460	$1,840	$382

4. FAIR VALUE DISCLOSURES

In April 2009, the FASB issued new rules requiring that disclosures about the fair values of financial instruments be made in interim reporting periods as well as in annual financial statements. These disclosure requirements were effective for interim reporting periods ending after June 15, 2009. The following are the financial instruments held by the Company at September 30, 2009, and descriptions of the methods and assumptions used to estimate the instruments’ fair values:

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

Long-term investments

Long-term investments are the mutual fund assets the Company holds to fund a portion of its deferred compensation liabilities. Fair value and carrying value are the same because the mutual fund assets are recorded at fair value in accordance with the fair value election the Company made in 2008 under the FASB’s fair value option rules. Fair values for the mutual funds were calculated using the published market price per unit at the reporting date multiplied by the number of units held at the reporting date. See the table that follows these financial instrument descriptions for the reported fair value of long-term investments.

STEPAN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

Unaudited

Debt obligations

The Company’s primary source of long-term debt financing is unsecured private placement notes with fixed interest rates and maturities. The fair value of fixed interest rate debt comprises the combined present values of scheduled principal and interest payments for each of the various loans, individually discounted at rates equivalent to those which could be obtained by the Company for new debt issues with durations equal to the average life to maturity of each loan. The discount rates are based on applicable duration U.S. Treasury rates plus market interest rate spreads to borrowers with credit ratings equivalent to those of the Company. The fair value of the Company’s fixed-rate debt at September 30, 2009, including current maturities, was estimated to be $82,161,000 compared to a carrying value of $79,283,000.

Debt also includes $28,500,000 for an unsecured term loan that carries a variable interest rate of LIBOR plus a spread of 125 basis points as of September 30, 2009. The current market spread over LIBOR for entities with credit ratings similar to the Company’s is approximately 275 basis points. Using the current market spread to discount the scheduled principal and interest payment outflows calculated under the contractual spread, the Company estimates the fair value of the variable interest unsecured term loan at approximately $27,023,000.

Because of the short-term nature of the remaining Company debt, the fair values for such debt approximate the carrying values.

STEPAN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

Unaudited

Below are the financial assets and liabilities the Company records at fair value and the level within fair value hierarchy used to estimate the fair value of these instruments:

(Dollars in thousands) September 30, 2009	Fair Value	Level 1	Level 2	Level 3

Mutual fund assets	$9,712	$9,712	$—	$—
Derivative assets	548	—	548	—

Total assets at fair value	$10,260	$9,712	$548	$—

Derivative liabilities	$44	$—	$44	$—

Total liabilities at fair value	$44	$—	$44	$—

December 31, 2008

Mutual fund assets	$11,351	$11,351	$—	$—
Derivative assets	455	—	455	—

Total assets at fair value	$11,806	$11,351	$455	$—

Derivative liabilities	$271	$—	$271	$—

Total liabilities at fair value	$271	$—	$271	$—

The FASB’s fair value measurements and disclosure requirements became effective for the Company’s nonrecurring fair value measurements of nonfinancial assets and liabilities on January 1, 2009. Adoption of the new requirements had no immediate effect on the Company’s financial position, cash flows or results of operations, but may affect future determinations of goodwill, intangible assets and other long-lived assets’ fair values recorded in conjunction with business combinations and as part of impairment reviews for goodwill and long-lived assets.

5. STOCK-BASED COMPENSATION

The Company has stock options outstanding under its 1992 Stock Option Plan and stock options and performance stock awards outstanding under its 2000 Stock Option Plan and its 2006 Incentive Compensation Plan. Compensation expense charged against income for all plans was $1,102,000 and $3,503,000 for the three and nine months ended September 30, 2009, compared to $1,202,000 and $3,856,000, respectively, for the three and nine months ended September 30, 2008. Unrecognized compensation cost for stock options and stock awards was $1,221,000 and $3,119,000, respectively, at September 30, 2009, compared to $584,000 and $1,705,000, respectively, at December 31, 2008. A portion of the increase in unrecognized compensation cost resulted from management’s assessment that the probable levels of profitability on which the vesting of performance stock awards are based would be higher than originally projected, which led to an increase in the number of performance stock awards that are ultimately expected to vest. Also contributing to the increase were 2009 grants of 145,560 stock options and 74,300 performance stock awards. The unrecognized compensation cost at September 30, 2009, is expected to be recognized over weighted average periods of 1.2 years and 1.8 years for stock options and performance stock awards, respectively.

STEPAN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

Unaudited

6. INVENTORIES

The composition of inventories was as follows:

(Dollars in thousands)	September 30, 2009	December 31, 2008

Finished products	$51,057	$69,152
Raw materials	31,136	34,091

Total inventories	$82,193	$103,243

Inventories are primarily priced using the last-in, first-out inventory valuation method. If the first-in, first-out inventory valuation method had been used for all inventories, inventory balances would have been approximately $28,145,000 and $38,669,000 higher than reported at September 30, 2009, and December 31, 2008, respectively.

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

The Company has estimated a range of possible environmental and legal losses from $7.5 million to $31.4 million at September 30, 2009. At September 30, 2009, the Company’s accrued liability for such losses, which represents the Company’s best estimate within the estimated range of possible environmental and legal losses, was $16.5 million, compared to $16.7 million at December 31, 2008. During the first nine months of 2009, non-capital cash outlays related to legal and environmental matters approximated $2.2 million compared to $2.0 million in the first nine months of 2008.

For certain sites, estimates cannot be made of the total costs of compliance, or the Company’s share of such costs; consequently, the Company is unable to predict the effect thereof on the Company’s financial position, cash flows and results of operations.

STEPAN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

Unaudited

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

Following are summaries of the material contingencies at September 30, 2009:

Maywood, New Jersey Site

The Company’s property in Maywood, New Jersey and property formerly owned by the Company adjacent to its current site and other nearby properties (Maywood site) were listed on the National Priorities List in September 1993 pursuant to the provisions of CERCLA because of certain alleged chemical contamination. Pursuant to an Administrative Order on Consent entered into between USEPA and the Company for property formerly owned by the Company, and the issuance of an order by USEPA to the Company for property currently owned by the Company, the Company completed a Remedial Investigation Feasibility Study (RI/FS) in 1994. The Company also submitted documentation and information as requested by USEPA, including the submission of a Draft Feasibility Study for Soil and Groundwater (Operable Units 1 and 2) in March 2009. The Company is awaiting the issuance of a Record of Decision from USEPA. In the first quarter of 2009, after considering available information, including the draft feasibility study, the Company revised its estimated range of possible losses for the site but made no change to its recorded liability.

Also, the New Jersey Department of Environmental Protection (NJDEP) filed a complaint against the Company and other entities on February 6, 2006, alleging that the defendants discharged hazardous substances at the Maywood site and at neighboring properties not part of the Maywood site resulting in damage to natural resources and the incurrence of response costs. The Consent Judgment was entered by the court and the Company’s liability was resolved. Payment was made in the second quarter of 2009. The resolution of the Company’s liability for this litigation did not have a material impact on the financial position, results of operations or cash flows of the Company.

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

STEPAN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

Unaudited

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

STEPAN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

Unaudited

In the fourth quarter of 2007, the PRPs who agreed to conduct the interim remedial action entered into an Administrative Settlement Agreement and Order on Consent for Removal Action with USEPA, and these PRPs also entered into a Supplemental Lightman Yard Participation and Interim Funding Agreement to fund the agreed-upon removal action. The Company paid a soil removal assessment upon execution of the agreements which did not have a material impact on the financial position, results of operations or cash flows of the Company. The soil removal action was completed and USEPA approved it in October 2009. A final Feasibility Study was submitted to USEPA in February 2009 and was approved in March 2009. In June 2009, USEPA issued a Proposed Plan for Remediation. In the second quarter of 2009, after considering the Feasibility Study and Proposed Plan for Remediation, the Company revised its estimated range of possible losses for the site and increased its recorded liability. Recording the additional liability did not have a material effect on the Company’s financial position, results of operations or cash flows. In September 2009, USEPA signed the Record of Decision. After considering the signed Record of Decision, the Company determined that no further adjustments to its liability or range of losses for the site were necessary.

The Company believes that based on current information it has adequate reserves for claims associated with the Lightman site. However, actual costs could differ from current estimates.

Wilmington Site

The Company is currently contractually obligated to contribute to the response costs associated with the Company’s formerly-owned site at 51 Eames Street, Wilmington, Massachusetts. Remediation at this site is being managed by its current owner to whom the Company sold the property in 1980. Under the agreement, once total site remediation costs exceed certain levels, the Company is obligated to contribute up to five percent of future response costs associated with this site with no limitation on the ultimate amount of contributions. To date, the Company has paid the current owner $1.6 million for the Company’s portion of environmental response costs through the second quarter of 2009 (the current owner of the site bills the Company one calendar quarter in arrears). The Company has recorded a liability for its portion of the estimated remediation costs for the site. Depending on the ultimate cost of the remediation at this site, the amount for which the Company is liable could differ from the current estimates.

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

STEPAN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

Unaudited

The Company believes that based on current information it has adequate reserves for the claims related to this site.

8. POSTRETIREMENT BENEFIT PLANS

Defined Benefit Pension Plans

Components of Net Periodic Benefit Cost

	UNITED STATES
(Dollars in thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008

Service cost	$—	$—	$—	$2
Interest cost	1,672	1,632	5,222	4,893
Expected return on plan assets	(1,902)	(2,003)	(5,615)	(5,936)
Amortization of net loss	200	149	933	449

Net periodic (benefit) cost	$(30)	$(222)	$540	$(592)

	UNITED KINGDOM
(Dollars in thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008

Interest cost	$223	$251	$632	$778
Expected return on plan assets	(148)	(234)	(419)	(725)
Amortization of net loss	21	—	60	—

Net periodic benefit cost	$96	$17	$273	$53

Employer Contributions

U.S. Plans

The Company expects to contribute approximately $3,217,000 to its U.S. qualified defined benefit pension plans in 2009 and to pay $355,000 in 2009 related to its unfunded non-qualified plans. As of September 30, 2009, $3,078,000 had been contributed to the qualified plans and $163,000 had been paid related to the non-qualified plans.

STEPAN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

Unaudited

U.K. Plan

The Company’s United Kingdom subsidiary expects to contribute approximately $2,134,000 to its defined benefit pension plan in 2009. As of September 30, 2009, $378,000 had been contributed to the plan.

Defined Contribution Plans

Defined contribution plan expense for the Company’s retirement savings plans was $1,174,000 and $3,597,000, respectively, for the three and nine months ended September 30, 2009, compared to $3,320,000 and $6,094,000, respectively, for the three and nine months ended September 30, 2008. The declines in quarter-to-quarter and year-to-year defined contribution pension expenses resulted from the 2008 acceleration of certain discretionary transition contributions. When the Company froze its U.S. salaried defined benefit pension plan in 2006, a funded defined contribution plan was established that provided for fixed Company contributions and additional discretionary transition contributions to employee retirement accounts. The additional discretionary transition contributions were instituted to partially compensate certain U.S. employees for the loss in benefits resulting from freezing the defined benefit plan. In September 2008, the Company’s Board of Directors approved an acceleration of a portion of the transition contributions. As a result, $1,927,000 of additional transition contribution expense was recorded in the third quarter ended September 30, 2008. The contributions to the employees’ retirement accounts were determined as of September 30, 2008, and were paid on October 7, 2008.

Expenses related to the Company’s profit sharing plan were $1,664,000 and $3,947,000, respectively, for the three and nine months ended September 30, 2009, compared to $416,000 and $1,899,000, respectively, for the three and nine months ended September 30, 2008.

STEPAN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

Unaudited

9. EARNINGS PER SHARE

Below are the computations of basic and diluted earnings per share for the three and nine months ended September 30, 2009 and 2008.

(In thousands, except per share amounts)	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
Computation of Basic Earnings per Share
Net income attributable to Stepan Company	$19,545	$17,000	$54,282	$35,508
Deduct dividends on preferred stock	(189)	(192)	(567)	(580)

Income applicable to common stock	$19,356	$16,808	$53,715	$34,928

Weighted-average number of common shares outstanding	9,880	9,628	9,815	9,521

Basic earnings per share	$1.96	$1.75	$5.47	$3.67

Computation of Diluted Earnings per Share
Net income attributable to Stepan Company	$19,545	$17,000	$54,282	$35,508

Weighted-average number of common shares outstanding	9,880	9,628	9,815	9,521
Add net shares issuable from assumed exercise of options (under treasury stock method) (1)	296	375	231	288
Add contingently issuable net shares related to performance stock awards (under treasury stock method)	68	54	44	18
Add weighted-average shares issuable from assumed conversion of convertible preferred stock	627	637	628	641

Shares applicable to diluted earnings	10,871	10,694	10,718	10,468

Diluted earnings per share	$1.80	$1.59	$5.06	$3.39

(1)

Options to purchase 50,573 shares of common stock were not included in the computations of diluted earnings per share for the nine months ended September 30, 2009. Options to purchase 247,768 and 248,701 shares of common stock were not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2008, respectively. The options’ exercise prices were greater than the average market price for the common stock and their effect would have been antidilutive.

STEPAN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

Unaudited

10. COMPREHENSIVE INCOME

Comprehensive income includes net income and all other non-owner changes in equity that are not reported in net income. Below is the Company’s comprehensive income for the three and nine months ended September 30, 2009 and 2008:

(Dollars in thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
Net income	$19,588	$17,031	$54,306	$35,512
Other comprehensive income:
Foreign currency translation adjustments	7,457	(11,335)	12,742	(8,234)
Pension liability adjustments, net of tax	137	92	614	276
Derivative instruments revaluation, net of tax	—	(2)	—	—

Comprehensive income	27,182	5,786	67,662	27,554

Comprehensive income attributable to the noncontrolling interest	(42)	(46)	(22)	(91)

Comprehensive income attributable to Stepan Company	$27,140	$5,740	$67,640	$27,463

11. SEGMENT REPORTING

The Company has three reportable segments: surfactants, polymers and specialty products. Segment operating results for the three and nine months ended September 30, 2009 and 2008 are summarized below:

(Dollars in thousands)	Surfactants	Polymers		Specialty Products	Segment Totals

For the three months ended September 30, 2009
Net sales	$240,083	$75,355		$10,787	$326,225
Operating income	27,384	15,096		4,211	46,691

For the three months ended September 30, 2008
Net sales	$318,388	$103,518		$11,041	$432,947
Operating income	12,986	14,231	(1)	1,392	28,609

For the nine months ended September 30, 2009
Net sales	$738,197	$195,198		$32,172	$965,567
Operating income	80,744	28,832		9,850	119,426

For the nine months ended September 30, 2008
Net sales	$916,724	$287,442		$30,631	$1,234,797
Operating income	45,649	30,780	(1)	4,677	81,106

(1)	Includes $9.9 million gain on sale of product line.

STEPAN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

Unaudited

Below are reconciliations of segment operating income to consolidated income before income taxes:

(Dollars in thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
Operating income segment totals	$46,691	$28,609	$119,426	$81,106
Unallocated corporate expenses	(13,038)	215 (1)	(28,416)	(17,817	)(1)
Interest expense, net	(1,508)	(2,447)	(4,935)	(7,367)
Loss from equity in joint ventures	(2,398)	(1,368)	(3,491)	(2,245)
Other, net	684	(599)	1,725	(1,960)

Consolidated income before income taxes	$30,431	$24,410	$84,309	$51,717

(1)	Includes $8.5 million gain on sale of land.

12. DEBT

At September 30, 2009, and December 31, 2008, debt comprised the following:

(Dollars in thousands)	Maturity Dates	September 30 2009	December 31 2008
Unsecured private placement notes
5.69%	2012-2018	$40,000	$40,000
6.86%	2009-2015	25,714	30,000
6.59%	2009-2012	10,909	10,909
Unsecured bank term loan	2009-2013	28,500	30,000
Unsecured U.S. bank debt	2011	—	600
Debt of foreign subsidiaries
Secured bank term loans, foreign currency	2009-2010	4,128	5,788
Other, foreign currency	2009-2015	1,015	25,692

Total debt		110,266	142,989
Less current maturities		10,791	38,264

Long-term debt		$99,475	$104,725

The various loan agreements contain provisions, which, among others, require maintenance of certain financial ratios and place limitations on additional debt, investments and payment of dividends. The Company is in compliance with its loan agreements.

STEPAN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

Unaudited

13. OTHER, NET

Other, net in the consolidated statements of income included the following:

(Dollars in thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
Foreign exchange gain (loss)	$(306)	$918	$251	$558
Investment related income	20	50	51	185
Realized / unrealized gain (loss) on investments	970	(1,567)	1,423	(2,703)

Other, net	$684	$(599)	$1,725	$(1,960)

14. SALE OF PRODUCT LINE

On July 31, 2008, the Company sold select polyurethane system product lines to Bayer MaterialScience LLC (Bayer). The product lines that were sold comprised products used as insulation materials for appliances, water heaters, doors, roofs, picnic coolers and other similar applications, and represented approximately $16,000,000 in Company annual net sales. The sale consisted primarily of Company-developed customer lists and product formulations related to the product lines. No manufacturing or other physical assets were included in the sale, and no personnel reductions were made. Manufacturing assets used in the production of the sold product lines are currently being utilized to produce other Company products. As consideration for the sale, the Company received $9,929,000 of cash, all of which was recorded as a pretax gain in the third quarter ended September 30, 2008. The gain was attributed to the polymer segment. In addition to the sale of the product lines, the Company and Bayer entered into a separate manufacturing agreement whereby the Company would produce the divested products on Bayer’s behalf and at Bayer’s option for a period of up to two years to allow Bayer time to transition the manufacture of the products to its own facilities. No take-or-pay or minimum purchase requirements were included in the agreement. Other than acting as a contract manufacturer for Bayer during the term of the manufacturing agreement, the Company has no continuing involvement with the divested product lines.

15. LAND SALE AND OFFICE BUILDING PURCHASE

In September 2008, the Company sold 88 acres of land at its Millsdale manufacturing facility in Elwood, Illinois, to an industrial park developer for $8,634,000. The land had a cost basis of $165,000, so the Company recorded a pretax gain of $8,469,000. The gain was not attributed to any reportable segment. Also in September 2008, the Company purchased a 64,000 square foot office building along with 3.25 acres of land near its corporate headquarters for $6,442,000. For income tax purposes, the Millsdale land sale and the office building purchase were structured as a tax-deferred, like-kind exchange pursuant to section 1031 of the U.S. Internal Revenue Code. To accomplish the tax deferred exchange, the Company directed that the land sale proceeds ($8,634,000) be deposited with and

STEPAN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

Unaudited

held by a qualified intermediary until consummation of the exchange, which occurred when renovations to the office building were finalized in March 2009. The proceeds held by the intermediary were classified as restricted cash until completion of the tax-free exchange, at which time the restricted designation was lifted.

16. INVESTMENT IN CHINA JOINT VENTURE

On May 15, 2008, the Company increased its controlling ownership interest in the Stepan China joint venture (a reporting unit within the Company’s polymer reportable segment) from 55 percent to 80 percent. The Company achieved the increase in ownership by contributing an additional $3,109,000 of capital (all cash) to Stepan China. By agreement, the minority joint venture partner made no additional capital contribution, thereby reducing its noncontrolling interest in the Stepan China joint venture from 45 percent to 20 percent. The Company accounted for this transaction as a step acquisition, applying purchase accounting treatment in accordance with the acquisition accounting rules in effect at that time. No intangible assets or goodwill were acquired as a result of the step acquisition. Stepan China’s accounts have been included in the Company’s consolidated financial statements since the formation of the joint venture, when the Company first obtained controlling interest.

17. SUBSEQUENT EVENTS DISCLOSURE

The Company adopted the FASB’s requirements for subsequent events which were effective for interim or annual financial periods ending after June 15, 2009. Subsequent events are events or transactions that occur after the balance sheet date, but before financial statements are issued. The Company evaluated subsequent events through October 29, 2009, which was the issue date of the Company’s financial statements for the period ended September 30, 2009. No events requiring financial statement recognition or disclosure were noted.

18. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB established the FASB Accounting Standards Codification (ASC) as the single authoritative source of U.S. generally accepted accounting principles for nongovernmental entities. The codification, which reorganizes existing U.S. generally accepted accounting principles issued by the FASB and other related private sector standard setters, was effective for interim and annual periods ending after September 15, 2009. The adoption of the ASC did not have an impact on the Company’s financial position, results of operations or cash flows.

In June 2009, the FASB issued amendments to the accounting rules for variable interest entities (VIEs) accounting, which are intended to improve financial reporting by providing additional guidance to companies involved with VIEs and by requiring additional disclosures about a company’s involvement in VIEs. These amendments are effective for interim and annual periods beginning after November 15, 2009. The Company is evaluating the effect, if any, that the adoption of these amendments will have on its financial position, results of operations or cash flows.

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

Overview

The Company produces and sells intermediate chemicals that are used in a wide variety of applications worldwide. The overall business comprises three reportable segments:

•

Surfactants – Surfactants, which accounted for 77 percent of consolidated net sales for the first three quarters of 2009, are principal ingredients in consumer and industrial cleaning products such as detergents for washing clothes, dishes, carpets, floors and walls, as well as shampoos, body washes, toothpastes and fabric softeners. Other applications include germicidal quaternary compounds, lubricating ingredients, emulsifiers (for spreading agricultural products), plastics and composites and biodiesel. Surfactants are manufactured at six North American sites (five in the U.S. and one in Canada), three European sites (United Kingdom, France and Germany) and three Latin American sites (Mexico, Brazil and Colombia). The Company holds a 50 percent ownership interest in two joint ventures, Stepan Philippines and TIORCO, LLC, that are excluded from surfactant segment operating results. The joint ventures are accounted for under the equity method. TIORCO, LLC was formed in September 2008.

•

Polymers – Polymers, which accounted for 20 percent of consolidated net sales for the first three quarters of 2009, include two primary product lines: polyols and phthalic anhydride. Polyols are used in the manufacture of laminate insulation board for the construction industry and are also sold to the appliance, flexible foam and coatings, adhesives, sealants and elastomers (C.A.S.E.) industries. Phthalic anhydride is used in unsaturated polyester resins, alkyd resins and plasticizers for applications in construction materials and components of automotive, boating and other consumer products. In the U.S., polymer product lines are manufactured at the Company’s Millsdale, Illinois, site. Polyols are also manufactured at the Company’s Wesseling (Cologne), Germany facility, as well as at its 80-percent owned joint venture in Nanjing, China (which is included in consolidated results). The Company also has a polymer sales office in Brazil; no polymer manufacturing facilities are located in Brazil.

•

Specialty Products – Specialty products, which accounted for three percent of consolidated net sales for the first three quarters of 2009, include flavors, emulsifiers and solubilizers used in the food and pharmaceutical industries. Specialty products are manufactured primarily at the Company’s Maywood, New Jersey, site.

Despite the continued challenges of the global economic recession, the Company achieved record net income for the three and nine months ended September 30, 2009. The economic slowdown continued to negatively affect sales volume, which was down seven percent quarter over quarter and 10 percent year over year. Sales volume for the Company’s polymers segment lags behind last year’s levels, as activity in the industries into which the segment sells (roofing insulation, construction materials, automotive and recreational vehicles, etc.) remained down. Management expects polymer volume recovery to be slow. The recession has had a lesser effect on sales volume for the surfactants segment, as surfactants used in cleaning compounds have historically been more recession resistant. Sales volume for the Company’s largest product lines, consumer laundry and personal care, improved slightly over the prior year. Surfactant sales volume declines have primarily been for biodiesel and construction and oilfield applications. Lower year-over-year raw material costs, which came as a result of the economic recession, have benefited all segments, as the effect of lower costs has more than offset the effect of lower sales volume. While declines in raw material costs resulted in lower selling prices throughout the first half of 2009, the costs of crude oil, petroleum-based and other products have begun to rise in the second half of the year, which has led to price increases for many of the Company’s surfactant and polymer products. The Company has also implemented cost savings initiatives to reduce discretionary spending for items such as overtime, travel and entertainment, outside consulting and temporary help.

Deferred Compensation Plans

The accounting for the Company’s deferred compensation plans can cause period-to-period fluctuations in Company expenses and profits. For the third quarter of 2009, expense related to the Company’s deferred compensation plans was $1.5 million higher than that reported for the same quarter of 2008. However, deferred compensation-related expenses for the first three quarters of 2009 were $3.2 million lower than expenses for the first three quarters of 2008. The pretax and after tax effects of all deferred compensation-related activities and the income statement line items in which the effects were recorded are displayed below (see the ‘Corporate Expenses’ section of this management discussion and analysis for further details):

	(Income) / Expense
(Dollars in millions)	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008

Deferred Compensation (Administrative Expense)	$5.3	$1.2	$5.1	$4.4

Investment Income (Other, net)	—	—	—	(0.2)

Realized/Unrealized (Gains) / Losses on Investments (Other, net)	(1.0)	1.6	(1.4)	2.7

Net Pretax Income Effect	$4.3	$2.8	$3.7	$6.9

After Tax Effect	$2.7	$1.7	$2.3	$4.3

Effects of Foreign Currency Translation

The Company’s foreign subsidiaries transact business and report financial results in their respective local currencies. As a result, foreign subsidiary income statements are translated into U.S. dollars at average foreign exchange rates appropriate for the reporting period. Because foreign exchange rates fluctuate against the U.S. dollar over time, foreign currency translation affects period-to-period comparisons of financial statement items (i.e. because foreign exchange rates fluctuate, similar period-to-period local currency results for a foreign subsidiary may translate into different U.S. dollar results). For the three and nine month periods ending September 30, 2009, the U.S. dollar strengthened against nearly all the foreign currencies in the locations where the Company does business, when compared to the exchange rates for the three and nine month periods ending September 30, 2008. Consequently, reported net sales, expense and income amounts for the three and nine month periods ending September 30, 2009, were lower than they would have been had the foreign currency exchange rates remained constant with the rates for the same periods of 2008. Below is a table that presents the impact that foreign currency translation had on the changes in consolidated net sales and various income line items for the three and nine month periods ending September 30, 2009 and 2008:

	Three Months Ended September 30		Increase (Decrease)	Inc (Dec) Due to Foreign Translation
(In millions)	2009	2008

Net Sales	$326.2	$432.9	$(106.7)	$(12.5)
Gross Profit	68.9	42.8	26.1	(1.8)
Operating Income	33.7	28.8	4.9	(1.2)
Pretax Income	30.4	24.4	6.0	(1.0)

	Nine Months Ended September 30		Increase (Decrease)	Inc (Dec) Due to Foreign Translation
(In millions)	2009	2008

Net Sales	$965.6	$1,234.8	$(269.2)	$(61.6)
Gross Profit	183.3	138.6	44.7	(9.5)
Operating Income	91.0	63.3	27.7	(6.2)
Pretax Income	84.3	51.7	32.6	(6.3)

Sale of Commodity Polyurethane Systems Product Lines

On July 31, 2008, the Company sold select polyurethane system product lines, which were a part of the polymer segment, to Bayer MaterialScience LLC (Bayer). No manufacturing assets were included in the sale and no employees were terminated. The sold product lines were insulation materials used in appliances, water heaters, doors, roofs, picnic coolers and other similar applications, and represented approximately $16.0 million in Company annual net sales. The products, which are manufactured at the Company’s Millsdale, Illinois, facility, continue to be produced for Bayer during a transition period of up to two years. The sale was for $9.9 million of cash, which the Company reported as a pretax gain in the third quarter ended September 30, 2008. The Company continues to produce and sell polyurethane systems for specialty applications. See Note 14 in the Notes to Condensed Consolidated Financial Statements for additional information.

Sale of Land

In September 2008, the Company sold 88 acres of land at its Millsdale manufacturing facility in Elwood, Illinois, to an industrial park developer for $8.6 million. The land had a cost basis of $0.1 million, so the Company recorded a pretax gain of $8.5 million in the third quarter ended September 30, 2008. The gain was not attributed to any reportable segment. For income tax purposes, the land disposition and the acquisition of an office building near the Company’s corporate headquarters were structured as a tax-deferred like-kind exchange, pursuant to Section 1031 of the Internal Revenue Code. See Note 15 in the Notes to Condensed Consolidated Financial Statements for additional information.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2009 and 2008

Summary

Net income for the third quarter of 2009 improved 15 percent to $19.5 million, or $1.80 per diluted share, compared to $17.0 million, or $1.59 per diluted share, for the third quarter of 2008. Prior year net income benefited from $11.3 million (net of tax) of gains on the above-noted sales of the polyurethane systems product lines and Millsdale land. Below is a summary discussion of the major factors leading to the quarter-to-quarter changes in net sales, profits and expenses. A detailed discussion of segment operating performance for the third quarter of 2009 follows the summary.

Consolidated net sales declined $106.7 million, or 25 percent, between quarters. Lower average selling prices, a seven percent decline in sales volume and the effects of foreign currency translation accounted for approximately $64.3 million, $29.9 million and $12.5 million, respectively, of the net sales reduction. Lower raw material costs drove the drop in average selling prices. The sales volume declines were largely due to the impact of the slow economy. Sales volume for the polymers segment was down 13 percent, due to weak demand for roofing insulation in commercial construction. Sales volume was down six percent for the surfactants segment, primarily due to a decline in demand for biodiesel, oilfield chemicals and surfactants used in construction materials for housing. Consumer laundry and personal care volume grew.

Third quarter 2009 operating income was $4.8 million, or 17 percent, greater than third quarter 2008 operating income despite the 2008 $9.9 million and $8.5 million gains reported on the sales of the polyurethane product lines and Millsdale land, respectively.

Gross profit improved $26.1 million, or 61 percent. All segments reported quarter-over-quarter gross profit growth: surfactants gross profit was up $13.1 million, or 41 percent; polymers gross profit was up $10.7 million, or 120 percent; and specialty products was up $2.7 million, or 122 percent. Lower raw material costs contributed to each segment’s improvement. The effects of foreign currency translation reduced the quarter-to-quarter consolidated gross profit growth by approximately $1.8 million.

Operating expenses for the third quarter of 2009 were $21.3 million, or 153 percent, greater than operating expenses for the same quarter of last year. Major items accounting for the increase in expenses were as follows:

(Dollars in millions)	Increase / (Decrease)

Gain on Sale of Product Lines	$9.9
Gain on Sale of Land	8.5
Deferred Compensation Expense	4.0
Foreign Currency Translation	(0.7)
Legal/Environmental Expense	0.5
Other	(0.9)

Total	$21.3

The gains on sales of product lines and land are explained in the ‘Overview’ section of this management discussion and analysis (MD&A). The increase in deferred compensation expense reflected increases in the values of Company common stock and mutual funds to which the deferred compensation liabilities are tied (see the ‘Corporate Expenses’ section of this MD&A for further details). The increase in legal/environmental expense was mainly due to a favorable adjustment made to the environmental reserve in the third quarter of 2008. The other caption primarily reflects declines in discretionary spending (e.g. travel and entertainment, dues, consulting fees, etc.) resulting from a Company-wide cost savings initiative.

Interest expense for the third quarter of 2009 was $0.9 million, or 38 percent, lower than interest expense for the third quarter of 2008. Lower average debt levels, resulting from a decrease in working capital requirements, led to the decline. Lower raw material costs drove the decline in working capital.

The loss from equity joint ventures, which includes results for the 50-percent owned Stepan Philippines Inc. (SPI) and TIORCO, LLC (TIORCO) joint ventures, increased $1.0 million between quarters. SPI reported an equity loss of $1.8 million, which was $0.4 million greater than the loss reported in last year’s third quarter. The current quarter included $1.2 million of expense for the reserve of value added tax receivable balances that are in dispute with Philippine tax authorities. TIORCO, which was formed in September 2008, reported $0.6 million of equity loss. Start-up expenses coupled with the economy’s negative effect on demand for the oil recovery services the venture provides drove the TIORCO result.

Other, net was income of $0.7 million for the third quarter of 2009 compared to $0.6 million of expense for the same period of 2008, a favorable swing of $1.3 million. A $2.5 million increase in investment related income and a $1.2 million unfavorable swing in foreign exchange gains and losses accounted for the other, net income change. Unrealized and realized gains related to the mutual funds held for the Company’s deferred compensation plans accounted for the quarter-to-quarter change in investment related income as $1.0 million of gains were posted in the third quarter of 2009 compared to losses of $1.6 million for the third quarter of 2008. Foreign exchange activity resulted in $0.3 million of losses for the third quarter of 2009 compared to $0.9 million of gains for the same period of 2008.

The effective tax rate was 35.6 percent for the third quarter ended September 30, 2009, compared to 30.2 percent for the third quarter ended September 30, 2008. The increase in the effective tax rate was primarily attributable to a lower tax benefit realized on foreign joint venture equity income and a greater percentage of consolidated income being generated in the U.S. where the effective tax rate is higher.

Segment Results

(Dollars in thousands)	Surfactants	Polymers	Specialty Products	Segment Results	Corporate	Total

For the three months ended September 30, 2009
Net sales	$240,083	$75,355	$10,787	$326,225	—	$326,225
Operating income	27,384	15,096	4,211	46,691	(13,038)	33,653

For the three months ended September 30, 2008
Net sales	$318,388	$103,518	$11,041	$432,947	—	$432,947
Operating income	12,986	14,231	1,392	28,609	215	28,824

Surfactants

Surfactants net sales for the third quarter of 2009 declined $78.3 million, or 25 percent, from net sales for the third quarter of 2008. A 16 percent drop in average selling prices, a six percent decrease in sales volume and the effects of foreign currency translation accounted for approximately $49.3 million, $17.6 million and $11.4 million, respectively, of the net sales change. A quarter-to-quarter comparison of net sales by region follows:

	For the Three Months Ended
(Dollars in thousands)	September 30, 2009	September 30, 2008	Increase / (Decrease)	Percent Change
North America	$157,084	$213,986	$(56,902)	-27
Europe	58,072	71,721	(13,649)	-19
Latin America	24,927	32,681	(7,754)	-24

Total Surfactants Segment	$240,083	$318,388	$(78,305)	-25

The 27 percent decline in net sales for North American operations was attributable to a 19 percent decline in average selling prices and a nine percent decrease in sales volume, which accounted for $37.1 million and $19.0 million, respectively, of the reduction. The effects of foreign currency translation contributed $0.8 million to the drop in net sales. The decrease in average selling prices reflected lower quarter-over-quarter raw material costs. A significant drop in biodiesel sales volume accounted for 57 percent of the total decrease in North American volume. Because of the current unprofitable environment for biodiesel, the Company continued to focus its manufacturing resources on more profitable opportunities. The economic downturn has had a minimal impact on the Company’s largest surfactant product lines, consumer laundry and cleaning and personal care, as sales volume was slightly ahead of the prior year quarter. Sales of functional surfactants with industrial or construction applications continued to be adversely affected by the economy.

Net sales for European operations declined 19 percent due to an 11 percent decrease in average selling prices and the effects of foreign currency translation, which accounted for $7.8 million and $6.1 million, respectively, of the decline. Lower raw material costs drove the reduction in average selling prices. Sales volume was essentially unchanged from quarter to quarter.

Net sales for Latin American operations declined 24 percent due a 15 percent decline in average selling prices and the effects of foreign currency translation, which accounted for $5.1 million and $4.6 million, respectively, of the decrease. The lower average selling prices reflected falling raw material costs. Sales volume increased six percent from quarter to quarter, which reduced the net sales decline by about $1.9 million. Additional business at the Company’s Brazil subsidiary drove the sales volume improvement, which was partially offset by sales volume declines at the Company’s Mexico and Colombia subsidiaries.

Surfactants operating income for the third quarter of 2009 was $14.4 million higher than operating income for the third quarter of 2008. Gross profit increased $13.1 million, or 41 percent. Lower raw material costs drove the gross profit improvement. Reduced freight costs, combined with purchasing-led cost saving initiatives also contributed to the quarter-to-quarter profit growth. The six percent drop in sales volume and the effects of foreign currency translation (approximately $1.5 million) tempered the improvement. Operating expenses declined $1.3 million, or seven percent. Quarter-to-quarter comparisons of gross profit by region and total segment operating expenses and operating income follow:

	For the Three Months Ended
(Dollars in thousands)	September 30, 2009	September 30, 2008	Increase / (Decrease)	Percent Change
Gross Profit
North America	$33,238	$23,113	$10,125	+44
Europe	8,540	4,201	4,339	+103
Latin America	3,508	4,881	(1,373)	-28

Total Surfactants Segment	$45,286	$32,195	$13,091	+41

Operating Expenses	17,902	19,209	(1,307)	-7

Operating Income	$27,384	$12,986	$14,398	+111

Gross profit for North American operations increased between quarters despite a nine percent decline in sales volume. The effect of lower quarter-over-quarter raw material costs drove the gross profit improvement. Lower freight expenses, precipitated by reduced fuel costs, and the impact of cost saving initiatives also contributed.

Gross profit for European operations increased due principally to lower raw material costs combined with cost saving efforts. A more favorable customer mix also contributed. The unfavorable effects of foreign currency translation reduced Europe’s quarter-to-quarter profit improvement by approximately $0.8 million.

Latin American operations’ gross profit declined due principally to a less profitable sales mix and the effects of foreign currency translation (approximately $0.6 million). The unfavorable impact of lower sales volume at the Company’s Mexico and Colombia subsidiaries more than offset the effect of additional business at the Brazil subsidiary.

Operating expenses for the surfactants segment were down $1.3 million, or seven percent, between quarters due largely to declines of $1.0 million and $0.6 million in research and development and marketing expenses, respectively, for North American operations and to a $0.6 million favorable effect of foreign currency translation. The expense reductions were partially offset by a $1.0 million increase in operating expenses for European operations. Lower discretionary expenses for consulting, outside services and travel and entertainment accounted for the declines in both research and development and marketing expenses for North American operations. The increase in operating expenses for European operations was primarily attributable to an increased provision for potential bad debts and higher product registration expenses.

Polymers

Third quarter 2009 net sales for the polymers segment declined $28.2 million, or 27 percent, from third quarter 2008 net sales. A 13 percent drop in sales volume, driven by the economic recession, accounted for $13.6 million of the drop in net sales, while lower average selling prices and the unfavorable effects of foreign currency translation contributed $13.5 million and $1.1 million, respectively, to the decline. A quarter-to-quarter comparison of net sales by region is displayed below:

(Dollars in thousands)	For the Three Months Ended
	September 30, 2009	September 30, 2008	Increase / (Decrease)	Percent Change
North America	$51,354	$74,350	$(22,996)	-31
Europe	20,771	25,318	(4,547)	-18
Asia and Other	3,230	3,850	(620)	-16

Total Polymers Segment	$75,355	$103,518	$(28,163)	-27

Net sales for North American operations fell 31 percent due to a 19 percent decline in sales volume and a 14 percent decline in average selling prices, which accounted for $14.4 million and $8.6 million, respectively, of the decrease in net sales. Sales volumes for polyols and phthalic anhydride fell 25 percent and five percent, respectively, due to the negative impact of the economic slowdown on the industries into which the segment sells. The decrease in average selling prices reflected lower raw material costs, particularly for phthalic anhydride.

Net sales for European operations declined 18 percent due to an 18 percent drop in average selling prices and the unfavorable effects of foreign currency translation, which accounted for $4.7 million and $1.1 million, respectively, of the reduction in net sales. Lower raw material costs led to the decline in average selling prices. Sales volume increased five percent between quarters as business began to improve for a number of major customers.

Net sales for Asia and Other regions were down 16 percent from quarter to quarter due to a 20 percent decline in average selling prices. Sales volume improved four percent as a result of improvement from the Company’s China subsidiary.

Polymer operating income for the third quarter of 2009 increased $0.9 million, or six percent, from operating income for the third quarter of 2008. Gross profit improved $10.7 million, or 120 percent, due primarily to lower raw material costs combined with reduced freight expense and the positive effects of cost containment efforts. Operating expenses increased $9.8 million, as the prior year benefited from the $9.9 million gain on the sale of the commodity polyurethane systems product lines. Below are quarter-to-quarter comparisons of gross profit by region and total segment operating expenses and operating income:

(Dollars in thousands)	For the Three Months Ended
	September 30, 2009	September 30, 2008	Increase / (Decrease)	Percent Change
Gross Profit
North America	$14,451	$5,521	$8,930	+162
Europe	4,499	2,961	1,538	+52
Asia and Other	597	387	210	+54

Total Polymers Segment	$19,547	$8,869	$10,678	+120

Operating Expenses (1)	4,451	(5,362)	9,813	NM

Operating Income	$15,096	$14,231	$865	+6

(1)	2008 includes the $9.9 million gain on the sale of the commodity polyurethane systems product lines.

The increase in gross profit for North American operations was attributable to lower raw material costs, resulting primarily from the recession-driven drop in prices for crude oil and oil-derived products. Raw material costs rose significantly throughout the first three quarters of 2008, resulting in profit margin erosion. Margin recovery commenced when raw material prices dropped precipitously in the fourth quarter of 2008 as the economic slowdown took hold, causing commodity prices to move downward. Reduced freight expense, resulting from lower fuel costs, also contributed to the improved profit. Gross profit was negatively affected by the 19 percent decline in sales volume.

Gross profit for European operations increased largely due to the significant quarter-over-quarter decline in raw material costs that resulted from the global economic recession. Higher sales volume also contributed to the profit improvement.

Gross profit for Asia and Other operations increased $0.2 million as a result of lower raw material costs coupled with the four percent growth in sales volume.

As noted earlier, the $9.8 million increase in operating expenses was due to the positive effect that the prior year gain on the product line sale had on third quarter 2008 expenses.

Specialty Products

Net sales for the third quarter of 2009 were $0.3 million, or two percent, lower than net sales for the same period of 2008. Sales volume was flat quarter over quarter. Operating income was up $2.8 million between quarters due principally to the favorable effects of lower raw material costs. A more favorable mix of sales also contributed.

Corporate Expenses

Corporate expenses increased $13.3 million to $13.0 million for the third quarter of 2009 from $0.2 million of income for the third quarter of 2008. Corporate expenses for the third quarter of 2008 included, and were reduced by, the $8.5 million gain on the sale of land at the Company’s Millsdale facility. Deferred compensation expense was up $4.0 million quarter over quarter due primarily to the increase in the price of Company common stock, to which a large portion of the deferred compensation liability is tied. The price of Company common stock increased $15.92 per share from June 30, 2009, to September 30, 2009, compared to an $8.95 per share increase for the same period of 2008. Third quarter 2009 increases in the values of the mutual fund investment assets held for the deferred compensation plan compared to third quarter 2008 value declines also contributed to the higher deferred compensation expense. Legal expense was up $0.5 million from quarter-to-quarter due mainly to a favorable adjustment made to the environmental reserve in the third quarter of 2008.

Nine Months Ended September 30, 2009 and 2008

Summary

Net income for the three quarters ended September 30, 2009, improved 53 percent to $54.3 million, or $5.06 per diluted share, compared to $35.5 million, or $3.39 per diluted share, for the same period of 2008. Prior year net income benefited from $11.3 million (net of tax) of gains on the previously discussed sales of the polyurethane systems product lines and Millsdale land. Below is a summary discussion of the major factors leading to the year-to-year changes in net sales, profits and expenses. A detailed discussion of segment operating performance for the first three quarters of 2009 follows the summary.

Consolidated net sales declined $269.2 million, or 22 percent, between years. Lower sales volume, a decline in average selling prices and the effects of foreign currency translation accounted for approximately $119.1 million, $88.5 million and $61.6 million, respectively, of the year-to-year decrease in net sales. Sales volumes fell 10 percent, due mainly to the slowdown in the world economy. Sales volume for the polymers segment dropped 21 percent, and sales volume declined seven percent for the surfactants segment. The decline in average selling prices was principally the result of falling raw material costs.

Operating income for the first three quarters of 2009 was $27.7 million, or 44 percent, greater than operating income for the first three quarters of 2008 despite the 2008 $9.9 million and $8.5 million gains reported on the sales of the polyurethane product lines and

Millsdale land, respectively. Gross profit was up $44.6 million, or 32 percent. All three segments contributed to the improvement in gross profit. Surfactants segment gross profit was up $32.8 million, or 33 percent; polymers segment gross profit increased $7.2 million, or 21 percent; and gross profit for the specialty products segment was up $5.2 million, or 73 percent. Lower raw material and freight costs coupled with Company cost saving initiatives benefited all segments. The effects of foreign currency translation reduced the year-to-year consolidated gross profit improvement by approximately $9.5 million.

Operating expenses increased $16.9 million, or 22 percent, between years. Major items accounting for the expense increase were as follows:

(Dollars in millions)	Increase / (Decrease)
Gain on Sale of Product Lines	$9.9
Gain on Sale of Land	8.5
Foreign Currency Translation	(3.3)
Provision for Bad Debts	1.5
Legal/Environmental Expense	1.0
Deferred Compensation Expense	0.8
Other	(1.5)

Total	$16.9

The gains on sales of product lines and land are explained in the ‘Overview’ section of this MD&A. The increase in bad debt provision reflected reserve increases for specific customers and for non-specific balances. Legal/environmental expenses were up mainly due to increased environmental reserve requirements recorded in 2009 compared to a favorable adjustment made to the reserve in 2008. The increase in deferred compensation expense is discussed in detail in the ‘Corporate Expenses’ section of this MD&A. The other caption primarily reflects declines in discretionary spending (e.g. travel and entertainment, dues, consulting fees, etc.) resulting from a Company-wide cost savings initiative.

Interest expense for the first three quarters of 2009 was $2.4 million, or 33 percent, less than interest expense for the first three quarters a year ago. Lower average debt levels, resulting from a decrease in working capital requirements, led to the decline. A decline in raw material costs drove the reduction in working capital requirements.

The loss from equity joint ventures, which includes results for the 50-percent owned SPI and TIORCO joint ventures, increased $1.2 million between years. SPI reported an equity loss of $1.6 million for the first three quarters of 2009, which was $0.7 million less than the loss reported in the same period of 2008. The current year included $1.2 million of expense to reserve for value added tax receivable balances that are in dispute with Philippine tax authorities. TIORCO, which was formed in September 2008, reported $1.9 million of equity loss. Start-up expenses coupled with the economy’s negative effect on demand for the oil recovery services the venture provides drove the TIORCO result.

Other, net was $1.7 million of income for the first three quarters of 2009 compared to $2.0 million of expense for the same period of 2008. A $4.0 million increase in investment related income, partially offset by a $0.3 million decline in foreign exchange gains, accounted for the $3.7 million year-to-year favorable other, net change. Unrealized and realized gains related to the mutual funds held for the Company’s deferred compensation plans accounted for the year-to-year change in investment related income as $1.4 million of gains were posted in the first three quarters of 2009 compared to losses of $2.7 million for the first three quarters of 2008. Foreign exchange activity resulted in $0.3 million of gains for the first three quarters of 2009 compared to $0.6 million of gains for the same period of 2008.

The effective tax rate was 35.6 percent for the first nine months ended September 30, 2009, compared to 31.3 percent for the first nine months ended September 30, 2008. The increase in the effective tax rate was primarily attributable to a lower tax benefit realized on foreign joint venture equity income and a greater percentage of consolidated income being generated in the U.S. where the effective tax rate is higher. Lower U.S. tax credits also contributed to the higher effective tax rate.

Segment Results

(Dollars in thousands)	Surfactants	Polymers	Specialty Products	Segment Results	Corporate	Total

For the nine months ended September 30, 2009
Net sales	$738,197	$195,198	$32,172	$965,567	—	$965,567
Operating income	80,744	28,832	9,850	119,426	(28,416)	91,010

For the nine months ended September 30, 2008
Net sales	$916,724	$287,442	$30,631	$1,234,797	—	$1,234,797
Operating income	45,649	30,780	4,677	81,106	(17,817)	63,289

Surfactants

Surfactants net sales for the first three quarters of 2009 declined $178.5 million, or 19 percent, from net sales for the same period of 2008. A seven percent decrease in sales volume, the effects of foreign currency translation and a seven percent decline in average selling prices accounted for approximately $67.3 million, $55.8 million and $55.4 million, respectively, of the net sales change. A year-to-year comparison of net sales by region follows:

	For the Nine Months Ended
(Dollars in thousands)	September 30, 2009	September 30, 2008	Increase / (Decrease)	Percent Change
North America	$494,608	$615,006	$(120,398)	-20
Europe	168,518	210,860	(42,342)	-20
Latin America	75,071	90,858	(15,787)	-17

Total Surfactants Segment	$738,197	$916,724	$(178,527)	-19

The 20 percent decline in net sales for North American operations was primarily attributable to a 10 percent decrease in sales volume and a nine percent decline in average selling prices, which accounted for $63.8 million and $50.8 million, respectively, of the net sales change. In addition, the effects of foreign currency translation contributed $5.8 million to the decline. The fall in sales volume reflected reduced sales of functional surfactants that have industrial or construction applications, which were negatively impacted by the poor economy. A significant drop in biodiesel sales volume accounted for 54 percent of the total decrease in North American volume. Because of the current unprofitable economic environment for biodiesel, the Company continued to focus its manufacturing resources on more profitable opportunities. Sales volumes for consumer laundry and cleaning and agricultural chemical products were slightly higher than last year despite the economy. The decrease in average selling prices reflected lower raw material costs.

Net sales for European operations declined 20 percent due to the effects of foreign currency translation ($30.6 million) and a five percent decrease in average selling prices. The reduction of average selling prices, which was driven by lower raw material costs, accounted for $11.3 million of the drop in net sales. Sales volume was essentially unchanged between years.

Net sales for Latin American operations declined 17 percent due primarily to the effects of foreign currency translation, as the currencies for all three Latin American locations weakened against the U.S. dollar. Sales volume dropped one percent between years. Sales volume declines at the Company’s Mexico and Colombia subsidiaries were largely offset by sales gains at the Brazil subsidiary.

Surfactants operating income for the first three quarters of 2009 was $35.1 million greater than operating income for the first three quarters of 2008. Gross profit increased $32.8 million due principally to lower raw material costs. Reduced freight expenses coupled with purchasing-led saving initiatives also contributed to the profit improvement. Operating expenses declined $2.3 million, or four percent. Year-to-year comparisons of gross profit by region and total segment operating expenses and operating income follow:

	For the Nine Months Ended
(Dollars in thousands)	September 30, 2009	September 30, 2008	Increase / (Decrease)	Percent Change
Gross Profit
North America	$96,139	$71,057	$25,082	+35
Europe	24,590	14,706	9,884	+67
Latin America	11,102	13,232	(2,130)	-16

Total Surfactants Segment	$131,831	$98,995	$32,836	+33

Operating Expenses	51,087	53,346	(2,259)	-4

Operating Income	$80,744	$45,649	$35,095	+77

Gross profit for North American operations increased from year to year due largely to the effects of lower raw material and freight costs coupled with purchasing-led cost saving initiatives. The impact of the economic recession has moved raw material costs lower since the end of the third quarter of 2008 when costs were at their peak. The Company has seen a recent rise in some raw material costs as the economy slowly begins to recover. The 10 percent decline in sales volume partially offset the improvement in gross profit.

The improvement in gross profit for European operations was due to the positive impact of lower raw material and freight costs. A more favorable customer and product mix, particularly for the United Kingdom subsidiary, also contributed. The effects of foreign currency translation reduced Europe’s year-to-year profit improvement by approximately $4.2 million.

Gross profit for Latin American operations declined due to the effects of foreign currency translation (approximately $2.9 million) and a one percent decline in sales volume. Lower raw material costs partially offset the impacts of foreign currency translation and reduced sales volume.

Operating expenses for the surfactants segment were down $2.3 million between years. The decline was primarily attributable to a $2.9 million favorable effect of foreign currency translation and to a $0.5 million decline in research and development expenses, partially offset by increases in administrative and marketing expenses of $0.6 million and $0.5 million, respectively. Lower outside product safety testing services in the U.S., due primarily to fewer requests for and requirements to perform regulatory product testing, accounted for the decline in research and development expenses. Higher pension expense for the Company’s U.K. subsidiary accounted for about $0.3 million of the increase in surfactant administrative expenses. Higher bad debt provisions ($1.5 million), partially offset by lower expenses for U.S. travel and entertainment, consulting fees and dues expenses (collectively about $0.5 million) and by marketing service expenses charged out of U.S. marketing areas to the TIORCO joint venture, accounted for the increase in marketing expenses. The bad debt provision increases were attributable to all regions and reflected adjusting reserves for identified risky accounts. The offsetting travel and entertainment, consulting fees and dues expenses reflected the effects of the Company’s initiative to reduce discretionary spending.

Polymers

Polymers net sales for the first three quarters of 2009 declined $92.2 million, or 32 percent, from net sales for the first three quarters of 2008. A 21 percent drop in sales volume, driven by the global economic recession, lower average selling prices and the effects of foreign currency translation accounted for $59.1 million, $27.3 million and $5.8 million, respectively, of the net sales decline. A year-to-year comparison of net sales by region is displayed below:

	For the Nine Months Ended
(Dollars in thousands)	September 30, 2009	September 30, 2008	Increase / (Decrease)	Percent Change
North America	$134,876	$201,372	$(66,496)	-33
Europe	52,368	76,719	(24,351)	-32
Asia and Other	7,954	9,351	(1,397)	-15

Total Polymers Segment	$195,198	$287,442	$(92,244)	-32

Net sales for North American operations decreased 33 percent due to declines of 24 percent and 11 percent in sales volume and average selling prices, respectively. The drop in sales volume accounted for $49.2 million of the net sales decline, and the reduction in average selling prices accounted for $17.3 million of the decline. Sales volume for polyols and phthalic anhydride fell 28 percent and 14 percent, respectively, as a result of the negative impact of the slow economy on the industries into which the products are sold. Sales volume for polyurethane systems fell 61 percent as a result of the July 2008 sale of the Company’s commodity system product lines. The 11 percent decrease in average selling prices for North American operations reflected lower raw material costs, particularly for phthalic anhydride.

Net sales for European operations declined 32 percent due to a 14 percent drop in average selling prices, a 12 percent decrease in polyol sales volume and the effects of foreign currency translation, which accounted for $9.8 million, $8.9 million and $5.7 million, respectively, of the reduction in net sales. Lower raw material costs led to the drop in average selling prices. The decrease in sales volume reflected the negative effects that the global recession has had on rigid insulation board end-users, although business improved slightly in the third quarter.

Asia and Other operations’ net sales were down 15 percent from year-to-year due primarily to a 17 percent decline in average selling prices brought on by lower raw material costs. Sales volume increased four percent.

Polymer operating income for the first three quarters of 2009 declined $1.9 million, or six percent, from operating income for the first three quarters of 2008. Gross profit increased $7.2 million, or 21 percent. The increase was attributable to improved third quarter profitability generated from raw material costs that fell from the historically high levels of a year ago. The effects of foreign currency translation reduced the improvement in gross profit by about $1.6 million. Operating expenses increased $9.1 million. The prior year expenses included, and were reduced by, the $9.9 million gain on the sale of the polyurethane systems product lines. Below are year-to-year comparisons of gross profit by region and total segment operating expenses and operating income:

(Dollars in thousands)	For the Nine Months Ended
	September 30, 2009	September 30, 2008	Increase / (Decrease)	Percent Change
Gross Profit
North America	$28,222	$21,710	$6,512	+30
Europe	12,549	12,137	412	+3
Asia and Other	944	705	239	+34

Total Polymers Segment	$41,715	$34,552	$7,163	+21

Operating Expenses (1)	12,883	3,772	9,111	+242

Operating Income	$28,832	$30,780	$(1,948)	-6

(1)	2008 includes the $9.9 million gain on the sale of the commodity polyurethane systems product lines.

The increase in gross profit for North American operations was attributable to the impact of lower raw material costs that more than offset the decline in sales volume. As noted in the quarter-to-quarter discussion, raw material costs rose significantly throughout the first three quarters of 2008, resulting in profit margin erosion. Raw material prices dropped significantly in the fourth quarter of 2008 as the effects of the economic recession moved commodity prices downward. Lower freight expenses, caused by lower fuel costs, also contributed to the year-over-year gross profit improvement.

Gross profit for European operations increased three percent due to the effects of decreased raw material costs brought on by the global recession. The negative effect of foreign currency translation tempered the gross profit improvement by $1.5 million. The $0.2 million, or 34 percent, increase in gross profit for Asia and Other operations reflected lower raw material costs coupled with the four percent increase in sales volume.

The $9.1 million increase in operating expenses was due to the positive effect that the prior year gain on the product line sale had on third quarter 2008 expenses. The year-over-year effect of the 2008 non-recurring gain was offset by a $0.5 million decline in operating expenses for North American operations and a $0.4 million foreign currency translation impact. Lower marketing expenses, primarily travel and entertainment, accounted for the decrease in North American operations’ operating expenses.

Specialty Products

Net sales for the first three quarters of 2009 were $1.5 million, or five percent, higher than net sales for the first three quarters of 2008. Higher sales volumes for all product lines led to the improvement in net sales. Operating income was up $5.2 million between years due to higher sales volumes, lower raw material costs and an improved sales mix.

Corporate Expenses

Corporate expenses increased $10.6 million, or 60 percent, to $28.4 million for the first three quarters of 2009 from $17.8 million for the same period of 2008. Corporate expenses for 2008 included, and were reduced by, the $8.5 million gain on the sale of land at the Company’s Millsdale facility. Also contributing to the year-over-year change in corporate expenses were a $1.0 million increase in environmental expenses resulting from adjustments to requirements for environmental remediation reserves and a $0.8 million increase in deferred compensation expense. Current year increases in the values of the mutual fund investment assets held for the deferred compensation plan compared to prior year value declines led to the rise in deferred compensation expense. The increase in deferred compensation expense caused by the rise in mutual fund values was partially offset by a decrease in expense caused by the change in the price of Company common stock, as the price of Company common stock increased $13.09 per share from December 31, 2008, to September 30, 2009, compared to a $22.04 per share increase for the same period of 2008.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operating activities for the first nine months of 2009 was an aggregate cash source of $119.9 million compared to a source of $3.3 million for the comparable period in 2008. Net income for the current year-to-date period increased by $18.8 million and current year working capital changes were favorable by $83.0 million compared to the same period in 2008.

For the current year to date, accounts receivable were a cash source of $11.5 million compared to a cash use of $62.3 million for the comparable period in 2008. Inventories were a cash source of $24.4 million for the first nine months of 2009 versus a cash use of $22.2 million for the same period in 2008. Accounts payable and accrued liabilities were a use of $7.6 million for the first three quarters of 2009 compared to a source of $30.1 million for the comparable prior year period.

During 2009, lower raw material costs have had a direct, favorable cash flow impact in comparison to 2008 by driving lower inventory carrying costs during the current year period. Accounts receivable have also been favorable to cash flow with decreases influenced by lower sales volumes as well as lower average selling prices. During 2008, an unprecedented increase in crude oil prices led to significantly higher costs for oil-derived commodity chemicals, which are used as raw materials. Raw material costs are a primary driver to the Company’s working capital, with a direct impact on inventory carrying costs as well as an indirect impact on selling prices and accounts receivable. Despite the weakening economy, the Company has not experienced any significant change in the payment timing of its receivables and the Company has not changed its own payment practices related to its payables. It is management’s opinion that raw material costs will continue to be lower than in 2008 and are, therefore, expected to decrease as a risk factor to the Company’s cash flow.

Investing activities for the first nine months of 2009 included capital expenditures of $30.9 million versus $35.6 million for same period in 2008. In September 2008, the Company entered into an Internal Revenue Code 1031 tax deferred, like-kind exchange, which included the sale of land at the Company’s Millsdale manufacturing site and the deposit of the land sale proceeds of $8.6 million in a restricted cash investment fund. As of December 31, 2008, the restricted cash balance was $8.5 million. During the first quarter of 2009, this exchange was consummated and the Company recovered the restricted cash balance as an investing source of funds. During 2009, some investments held for the deferred compensation plans were sold, resulting in a cash source of $3.6 million. Management has projected that capital spending for full year 2009 will be approximately $44.0 million to $48.0 million.

As of September 30, 2009, the Company’s cash and cash equivalents totaled $72.9 million, including $35.1 million in two different U.S. money market funds which were each rated AAA by Standard and Poor’s and Aaa by Moody’s. Cash in U.S. demand deposit accounts, fully covered by FDIC insurance, totaled $24.5 million. Cash of the Company’s non-U.S. subsidiaries held outside of the U.S. totaled $13.3 million as of September 30, 2009.

Consolidated debt decreased by $32.7 million for the first three quarters of 2009, from $143.0 million to $110.3 million. Over the same period, net debt, total debt minus cash, declined by $89.0 million, from $126.3 million to $37.3 million. Since December 31, 2008, foreign debt decreased by $26.3 million and U.S. debt decreased by $6.4 million. As of September 30, 2009, the ratio of total debt to total debt plus Company shareholder equity was 28.3 percent, compared to 40.7 percent at December 31, 2008. The ratio of net debt to net debt plus Company shareholder equity was 11.8 percent at September 30, 2009, compared to 37.8 percent as of December 31, 2008.

At September 30, 2009, the Company’s debt included $76.6 million of unsecured private placement loans with maturities extending through 2018. These loans are the Company’s primary source of long-term debt financing, and are supplemented by bank credit facilities to meet short and medium term needs. The Company’s debt also included a $28.5 million term loan with its U.S. banks, which has maturities through 2013.

The Company currently has $58.4 million of credit available under its committed $60.0 million revolving credit agreement, which will require renewal on April 20, 2011. While the current global credit shortage will restrain the general economy, the Company does not believe that this will adversely affect Company liquidity in 2009 due to its current cash position and the adequacy and quality of its credit facilities.

Certain foreign subsidiaries of the Company maintain bank term loans and short-term bank lines of credit in their respective local currencies to meet working capital requirements as well as to fund capital expenditure programs and acquisitions. As of September 30, 2009, the Company’s European subsidiaries had term loans totaling $1.6 million including current maturities. The European subsidiaries also had short-term bank debt totaling $0.1 million with unborrowed capacity of approximately $31.9 million at that date. The Company’s Mexican subsidiary had debt totaling $3.5 million. The Company’s Brazilian subsidiary and its 80-percent owned Chinese joint venture had no debt as of September 30, 2009.

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

The Company was in compliance with all of its loan agreements as of September 30, 2009. Based on current projections, the Company believes it will be in compliance with its loan agreements throughout 2009.

Compared to one year earlier, total Company debt was down by $39.4 million and net debt was down by $98.0 million. The Company has benefitted from lower levels of working capital driven by the impact of lower commodity raw material costs on inventory and receivables, and also from improved earnings. The Company anticipates that cash from operations, committed credit facilities and cash on hand, subject to the foregoing, will be sufficient to fund anticipated capital expenditures, dividends and other planned financial commitments for the foreseeable future.

ENVIRONMENTAL AND LEGAL MATTERS

The Company is subject to extensive federal, state and local environmental laws and regulations. Although the Company’s environmental policies and practices are designed to ensure compliance with these laws and regulations, future developments and increasingly stringent environmental regulation could require the Company to make additional unforeseen environmental expenditures. The Company will continue to invest in the equipment and facilities necessary to comply with existing and future regulations. During the first nine months of 2009, the Company’s expenditures for capital projects related to the environment were $1.9 million. These projects are capitalized and depreciated over their estimated useful lives, which is typically 10 years. Recurring costs associated with the operation and maintenance of facilities for waste treatment and disposal and managing environmental compliance in ongoing operations at the Company’s manufacturing locations were approximately $11.1 million for the first nine months ended September 30, 2009 and 2008. While difficult to project, it is not anticipated that these recurring expenses will increase significantly in the future.

Over the years, the Company has received requests for information related to or has been named by the government as a potentially responsible party at 23 waste disposal sites where cleanup costs have been or may be incurred under CERCLA and similar state statutes. In addition, damages are being claimed against the Company in general liability actions for alleged personal injury or property damage in the case of some disposal and plant sites. The Company believes that it has made adequate provisions for the costs it may incur with respect to the sites. It is the Company’s accounting policy to record liabilities when environmental assessments and/or remedial efforts are probable and the cost or range of possible costs can be reasonably estimated. When no amount within the range is a better estimate than any other amount, the minimum is accrued. Some of the factors on which the Company bases its estimates include information provided by feasibility studies, potentially responsible party negotiations and the development of remedial action plans. Because reported liabilities are recorded based on estimates, actual amounts could differ from those estimates. After partial remediation payments at certain sites, the Company has estimated a range of possible environmental and legal losses from $7.5 million to $31.4 million at September 30, 2009, compared to $10.8 million to $34.4 million at December 31, 2008. At September 30, 2009, the Company’s accrued liability for such losses, which represents the Company’s best estimate within the estimated range of possible environmental and legal losses, was $16.5 million, compared to $16.7 million at December 31, 2008. During the first nine months of 2009, non-capital cash outlays related to legal and environmental matters approximated $2.2 million compared to $2.0 million for the first nine months of 2008.

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

OUTLOOK

Despite the economy, the Company began 2009 with the intent to drive results within each of its three business segments and improve performance. In each of the first three quarters, the Company delivered record net income, benefitting from the relative stability of the large laundry and personal care markets for the Company’s surfactant products, falling commodity prices within all three segments and the ability to contain costs. In the fourth quarter, management expects that earnings will be lower than the previous three quarters due to seasonal volume declines and acceleration of planned maintenance items, including a planned 2010 shutdown of the Company’s phthalic anhydride (PA) plant in order to complete the work while the PA market remains slow. The Company is on track to deliver a record year in 2009 and is now focused on driving business growth in 2010.

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

Item 4 – Controls and Procedures

a.	Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures as of the end of the most recent fiscal quarter covered by this Form 10-Q, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) were effective as of September 30, 2009.

b.	Changes in Internal Control Over Financial Reporting

There were no changes in internal controls that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II OTHER INFORMATION

Item 1 – Legal Proceedings

Maywood, New Jersey Site

The Company’s property in Maywood, New Jersey and property formerly owned by the Company adjacent to its current site and other nearby properties (Maywood site) were listed on the National Priorities List in September 1993 pursuant to the provisions of CERCLA because of certain alleged chemical contamination. Pursuant to an Administrative Order on Consent entered into between USEPA and the Company for property formerly owned by the Company, and the issuance of an order by USEPA to the Company for property currently owned by the Company, the Company completed a Remedial Investigation Feasibility Study (RI/FS) in 1994. The Company also submitted documentation and information as requested by USEPA, including the submission of a Draft Feasibility Study for Soil and Groundwater (Operable Units 1 and 2) in March 2009. The Company is awaiting the issuance of a Record of Decision from USEPA.

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

In the fourth quarter of 2007, the PRPs who agreed to conduct the interim remedial action entered into an Administrative Settlement Agreement and Order on Consent for Removal Action with USEPA, and these PRPs also entered into a Supplemental Lightman Yard Participation and Interim Funding Agreement to fund the agreed-upon removal action. The Company paid a soil removal assessment upon execution of the agreements which did not have a material impact on the financial position, results of operations or cash flows of the Company. The soil removal action was completed and USEPA approved it in October 2009. A final Feasibility Study was submitted to USEPA in February 2009 and was approved in March 2009. In June 2009, USEPA issued a Proposed Plan for Remediation. In September 2009, USEPA signed the Record of Decision.

The Company believes that based on current information it has adequate reserves for claims associated with the Lightman site. However, actual costs could differ from current estimates.

Wilmington Site

The Company is currently contractually obligated to contribute to the response costs associated with the Company’s formerly-owned site at 51 Eames Street, Wilmington, Massachusetts. Remediation at this site is being managed by its current owner to whom the Company sold the property in 1980. Under the agreement, once total site remediation costs exceed certain levels, the Company is obligated to contribute up to five percent of future response costs associated with this site with no limitation on the ultimate amount of contributions. To date, the Company has paid the current owner $1.6 million for the Company’s portion of environmental response costs through the second quarter of 2009 (the current owner of the site bills the Company one calendar quarter in arrears). The Company has recorded a liability for its portion of the estimated remediation costs for the site. Depending on the ultimate cost of the remediation at this site, the amount for which the Company is liable could differ from the current estimates.

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

Item 1A – Risk Factors

There have been no material changes from the risk factors disclosed in the Company’s 2008 Annual Report on Form 10-K.

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds

Below is a summary by month of share purchases by the Company during the third quarter of 2009:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

July	—		—	—	—

August	7,184	(a)	$48.78	—	—

September	32,024	(b)	$59.63	—	—

(a)

Includes 3,973 shares purchased on the open market and 3,211 shares tendered in lieu of cash for stock option exercises. The shares tendered were held by the individuals exercising the options for more than six months.

(b)	Includes 32,024 shares tendered in lieu of cash for stock option exercises. The shares tendered were held by the individuals exercising the options for more than six months.

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
Date: October 29, 2009

/S/ J. E. HURLBUTT
J. E. Hurlbutt
Vice President and Chief Financial Officer