Form 10-K
period 2009-12-31
STEPAN CO
filed 2010-02-26
CIK 94049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

Aggregate market value at June 30, 2009, of voting and non-voting common stock held by nonaffiliates of the registrant: $342,838,136*

Number of shares outstanding of each of the registrant’s classes of common stock as of January 31, 2010:

Class	Outstanding at January 31, 2010
Common Stock, $1 par value	9,948,215

Documents Incorporated by Reference

Part of Form 10-K	Document Incorporated
Part III, Items 10-14	Proxy Statement dated March 19, 2010

*	Based on reported ownership by all directors, officers and beneficial owners of more than 5% of registrant’s voting stock. However, this determination does not constitute an admission of affiliate status for any of these holders.

STEPAN COMPANY

ANNUAL REPORT ON FORM 10-K

December 31, 2009

PART I

Item 1. Business

Stepan Company, which was incorporated under the laws of the state of Delaware on February 19, 1959, and its subsidiaries (the “Company”) produce specialty and intermediate chemicals, which are sold to other manufacturers and then made into a variety of end products. The Company has three reportable segments: surfactants, polymers and specialty products. Surfactants refer to chemical agents that affect the interaction between two surfaces; they can provide actions such as detergency (i.e., the ability of water to remove soil from another surface), wetting and foaming, dispersing, emulsification (aiding two dissimilar liquids to mix), demulsification, viscosity modifications and biocidal disinfectants. Surfactants are the basic cleaning agent in detergents for washing clothes, dishes, carpets, fine fabrics, floors and walls. Surfactants are also used for the same purpose in shampoos and conditioners, fabric softeners, toothpastes, cosmetics and other personal care products. Commercial and industrial applications include emulsifiers for agricultural products, emulsion polymers such as floor polishes and latex foams and coatings, wetting and foaming agents for wallboard manufacturing, surfactants for enhanced oil recovery and biodiesel. Polymers, which include two primary product lines, polyols and phthalic anhydride, are used in multiple types of specialty polymers. Specialty products include chemicals used in food, flavoring and pharmaceutical applications.

MARKETING AND COMPETITION

Principal markets for surfactants are manufacturers of detergents, shampoos, lotions, fabric softeners, toothpastes and cosmetics. In addition, surfactants are sold to the producers of emulsifiers, lubricating products and biodiesel fuel. The Company also is a principal provider of polymers used in construction, refrigeration, automotive, boating and other consumer product industries. Polymer products are also used in the flexible foam industry as well as the coatings, adhesives, sealants and elastomer industries. Specialty products are used primarily by food and pharmaceutical manufacturers.

The Company does not sell directly to the retail market, but sells to a wide range of manufacturers in many industries and has many competitors. The principal methods of competition are product performance, price, technical assistance and adaptability to the specific needs of individual customers. These factors allow the Company to compete on a basis other than price alone, reducing the severity of competition as experienced in the sales of commodity chemicals having identical performance characteristics. The Company is a leading merchant producer of surfactants in the United States. In the case of surfactants, much of the Company’s competition comes from several large global and regional producers and the internal divisions of larger customers. In the manufacture of polymers, the Company competes with the chemical divisions of several large companies, as well as with other small specialty chemical manufacturers. In specialty products, the Company competes with several large firms plus numerous small companies.

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

RAW MATERIALS

The most important raw materials used by the Company are of a petroleum or plant nature. For 2010, the Company has commitments from suppliers to cover its forecasted requirements and is not substantially dependent upon any one supplier.

RESEARCH AND DEVELOPMENT

The Company maintains an active research and development program to assist in the discovery and commercialization of new knowledge with the intent that such efforts will be useful in developing a new product or in bringing about a significant improvement to an existing product or process. Total expenses for research and development during 2009, 2008 and 2007 were $23.4 million, $22.1 million, and $19.9 million, respectively. The balance of research and development expenses reflected on the consolidated statements of income relates to technical services, which include routine product testing, analytical methods development and sales support service.

ENVIRONMENTAL COMPLIANCE

Compliance with applicable federal, state and local regulations regarding the discharge of materials into the environment, or otherwise relating to the protection of the environment, resulted in capital expenditures by the Company of approximately $2.6 million during 2009. These expenditures represented approximately six percent of the Company’s capital expenditures in 2009. These expenditures, when incurred, are depreciated and charged on a straight-line basis to pretax earnings over their estimated useful lives, which is typically 10 years. Recurring costs associated with the operation and maintenance of facilities for waste treatment and disposal and managing environmental compliance in ongoing operations at our manufacturing locations were approximately $15.4 million in 2009. Compliance with such regulations is not expected to have a material adverse effect on the Company’s earnings and competitive position in the foreseeable future.

EMPLOYMENT

At December 31, 2009 and 2008, the Company employed 1,594 and 1,578 persons, respectively.

FOREIGN OPERATIONS AND REPORTING SEGMENTS

See Note 17, Segment Reporting, of the Consolidated Financial Statements (Item 8 of this Form 10-K).

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

The Company has intellectual property rights in all three reportable segments. Although most of the Company’s intellectual property rights are registered in the United States and in the foreign countries in which it operates, the Company may not be able to assert these rights successfully in the future or guarantee that they will not be invalidated, circumvented or challenged. Other parties may infringe on the Company’s intellectual property rights, which may dilute the value of such rights. Any infringement on the Company’s intellectual property rights would also likely result in diversion of management’s time and the Company’s resources to protect these rights through litigation or otherwise. In addition, the laws of some foreign countries may not protect the Company’s intellectual property rights to the same extent as the laws of the United States. Any loss of protection of these intellectual property rights could adversely affect the future results of operations and cash flows of the Company.

The Company is subject to risks related to its operations outside the U.S.

The Company has substantial operations outside the U.S. In the year ended December 31, 2009, the Company’s sales outside of the U.S. constituted approximately 37 percent of the Company’s net sales. In addition to the risks described in this Annual Report on Form 10-K that are common to both the Company’s U.S. and non-U.S. operations, the Company faces, and will continue to face, risks related to the Company’s foreign operations such as:

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

The Company’s operations are regulated under a number of federal, state, local and foreign environmental, health and safety laws and regulations that govern, among other things, the discharge of hazardous materials into the air, soil and water as well as the use, handling, storage and disposal of these materials. These laws and regulations include, but are not limited to, the U.S. Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act, as well as analogous state, local and foreign laws, and the Registration, Evaluation, Authorization and Restriction of Chemical Substances Act (REACH). Compliance with these environmental laws and regulations is a major consideration for the Company because the Company uses hazardous materials in some of the Company’s manufacturing processes. In addition, compliance with environmental laws could restrict the Company’s ability to expand its facilities or require the Company to acquire additional costly pollution control equipment, incur other significant expenses or modify its manufacturing processes. The Company has incurred and will continue to incur capital expenditures and operating costs in complying with these laws and regulations. In addition, because the Company generates hazardous wastes during some of its manufacturing processes, the Company, along with any other entity that disposes or arranges for the disposal of the Company’s wastes, may be subject to financial exposure for costs associated with any investigation and remediation of sites at which the Company has disposed or arranged for the disposal of hazardous wastes if those sites become contaminated, even if the Company fully complied with applicable environmental laws at the time of disposal. In the event that new contamination is discovered, the Company may become subject to additional requirements with respect to existing contamination or the Company’s clean-up obligations.

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

In addition to the costs of complying with environmental, health and safety requirements, the Company has incurred and may incur in the future costs defending against environmental litigation brought by government agencies and private parties. The Company may be a defendant in lawsuits brought by parties in the future alleging environmental damage, personal injury or property damage. A significant judgment against the Company could harm its business, financial position, results of operations and cash flows. Although the Company has insurance that may cover some of these potential losses, there is always uncertainty as to whether such insurance may be available to the Company based on case-specific factors and the specific provisions of the Company’s insurance policies.

The potential cost to the Company relating to environmental, health and safety and product registration matters, including the cost of complying with the foregoing legislation and remediating contamination, is uncertain due to factors such as the unknown magnitude and type of possible contamination and clean-up costs, the complexity and evolving nature of laws and regulations relating to the environment, health and safety and product registration, including those outside of the U.S., and the timing, variable costs and effectiveness of clean-up and compliance methods. Environmental and product registration laws may also become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with any violation, as well as restricting or prohibiting the sale of existing or new products, which may also negatively impact the Company’s operating results. Without limiting the foregoing, these laws or regulations may restrict or prohibit the use of non-renewable or carbon-based substances, or impose fees or penalties for the use of these substances. Accordingly, the Company may become subject to additional liabilities and increased operating costs in the future under these laws and regulations. The impact of any such changes, which are unknown at this time, may have a material adverse effect on the Company’s business, financial position, results of operations and cash flows.

Other laws and regulations that apply to the Company may be changed to impose additional requirements beyond those that apply under current laws and regulations, and/or impose additional costs or have negative financial effects on the Company. Such changes, which are unknown at this time and beyond the Company’s reasonable control, could have a material impact on the Company.

The Company’s inability to estimate and maintain appropriate levels of reserves for existing and future contingencies may materially and adversely affect the Company’s business, financial position, results of operations and cash flows.

The levels of reserves maintained by the Company for pending and threatened legal proceedings are estimates based on various assumptions. An adverse ruling or external forces such as changes in the rate of inflation, the regulatory environment and other factors that could prove such assumptions to be incorrect may affect the accuracy of these estimates. Given the uncertainties inherent in such estimates, the Company’s actual liabilities could differ significantly from the amounts the Company reserved to cover any existing and future contingencies. If the Company’s actual liability is higher than estimated or any new legal proceeding is initiated, it could materially and adversely affect the Company’s business, financial position, results of operations and cash flows.

We have a material amount of indebtedness and may incur additional indebtedness, or need to refinance existing indebtedness, in the future, which may adversely affect the Company’s business and operations.

The Company has a material amount of indebtedness and may incur additional indebtedness in the future. As of December 31, 2009, the Company’s domestic debt included $73.9 million in unsecured promissory notes with maturities extending from 2010 until 2018 and $28.5 million in a bank term loan. In addition, to provide liquidity, the Company has a $60 million revolving credit facility, under which there were no borrowings as of December 31, 2009.

The Company’s foreign subsidiaries also maintain bank term loans and short-term bank lines of credit in their respective countries to meet working capital requirements as well as to fund capital expenditure programs and acquisitions. As of December 31, 2009, the Company’s foreign subsidiaries’ aggregate outstanding debt totaled $1.7 million.

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

The Company’s loan agreements contain provisions, which, among others, require maintenance of certain financial ratios and place limitations on additional debt, investments and payment of dividends. Failure to comply with these loan agreements would require debt restructuring that could be materially adverse to the Company’s financial position, results of operations and cash flows. Additionally, any future disruptions in the credit and financial markets may reduce the availability of debt financing or refinancing and increase the costs associated with such financing. If the Company is unable to secure financing on satisfactory terms, or at all, its financial positions, results of operations and cash flows may be adversely affected.

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

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

The following properties are owned by the Company:

	Name of Plant	Location	Site Size	Product
1.	Millsdale	Millsdale (Joliet), Illinois	492 acres	Surfactants/Polymers

2.	Fieldsboro	Fieldsboro, New Jersey	45 acres	Surfactants

3.	Anaheim	Anaheim, California	8 acres	Surfactants

4.	Winder	Winder, Georgia	202 acres	Surfactants

5.	Maywood	Maywood, New Jersey	19 acres	Surfactants / Specialty Products

6.	Stepan France	Grenoble, France	20 acres	Surfactants

7.	Stepan Mexico	Matamoros, Mexico	13 acres	Surfactants

8.	Stepan Germany	Cologne, Germany	12 acres	Surfactants/Polymers

9.	Stepan UK	Stalybridge (Manchester), United Kingdom	11 acres	Surfactants

10.	Stepan Colombia	Manizales, Colombia	5 acres	Surfactants

11.	Company’s Headquarters and Central Research Laboratories	Northfield, Illinois	8 acres	N/A

12.	Company’s Corporate Supply Chain, Human Resources, Legal and Finance Functions	Northbrook, Illinois	3.25 acres	N/A

In addition, Stepan Canada Inc., which manufactures surfactants, is located on a 70 acre leased, with an option to purchase, site in Longford Mills, Ontario, Canada. Also, Stepan Canada, Inc. maintains a leased sales office in Burlington, Ontario, Canada. Stepan Mexico maintains a leased sales office in Mexico City, Mexico. Stepan China, a majority-owned joint venture that produces polymers, is located on a four acre leased site in Nanjing, China. Stepan China also maintains a leased sales office in Shanghai, China. Under the terms of the purchase contract for its January 2005 acquisition, Stepan Brazil leases a surfactants manufacturing facility on 27 acres of land in Vespasiano, Minas Gerais, Brazil. At the end of the 10-year lease agreement, the assets will be transferred and assigned to Stepan Brazil. Stepan Brazil also leases a small office in an office building in San Paulo, Brazil. The Company’s 50 percent owned joint venture in the Philippines manufactures surfactants on nine acres of land under a long term lease with the Company’s joint venture partner.

Item 3.	Legal Proceedings

There are a variety of legal proceedings pending or threatened against the Company that occur in the normal course of the Company’s business, the majority of which relate to environmental matters. Some of these proceedings may result in fines, penalties, judgments or costs being assessed against the Company at some future time. The Company’s operations are subject to extensive local, state and federal regulations, including the U.S. Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) and the Superfund amendments of 1986 (“Superfund”). Over the years, the Company has received requests for information relative to or has been named by the government as a potentially responsible party at a number of waste disposal sites where cleanup costs have been or may be incurred under CERCLA and similar state statutes. In addition, damages are being claimed against the Company in general liability actions for alleged personal injury or property damage in the case of some disposal and plant sites. The Company believes that it has made adequate provisions for the costs it may incur with respect to these sites. For most of these sites, the involvement of the Company is expected to be minimal. The most significant sites are described below:

Maywood, New Jersey Site

The Company’s property in Maywood, New Jersey and property formerly owned by the Company adjacent to its current site and other nearby properties (Maywood site) were listed on the National Priorities List in September 1993 pursuant to the provisions of CERCLA because of certain alleged chemical contamination. Pursuant to an Administrative Order on Consent entered into between USEPA and the Company for property formerly owned by the Company, and the issuance of an order by USEPA to the Company for property currently owned by the Company, the Company completed a Remedial Investigation Feasibility Study (RI/FS) in 1994. The Company submitted the Draft Final Feasibility Study for Soil and Source Areas (Operable Unit 1) in September 2002. In addition, the Company has submitted other documentation and information as requested by USEPA, including a Draft Final FS for Groundwater (Operable Unit 2) in June 2003, additional information regarding groundwater in May 2007, submission of a Draft Feasibility Study for Soil and Groundwater (Operable Units 1 and 2) in March 2009, and additional requested information regarding soil and groundwater in January 2010. The Company is awaiting the issuance of a Record of Decision from USEPA.

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

Lightman Drum Company Superfund Site

The Company received a Section 104(e) Request for Information from USEPA dated March 21, 2000, regarding the Lightman Drum Company Superfund Site located in Winslow Township, New Jersey. The Company responded to this request on May 18, 2000. In addition, the Company received a Notice of Potential Liability and Request to Perform RI/FS dated June 30, 2000, from USEPA. The Company participated in the performance of the RI/FS as a member of the Lightman Yard PRP Group. The RI/FS was performed under an interim allocation. The allocation has not yet been finalized by the Lightman Yard PRP Group. The Company believes that it is unlikely that an allocation change would have a material effect on Company financial position, results of operations or cash flows.

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

Wilmington Site

The Company is currently contractually obligated to contribute to the response costs associated with the Company’s formerly-owned site at 51 Eames Street, Wilmington, Massachusetts. Remediation at this site is being managed by its current owner to whom the Company sold the property in 1980. Under the agreement, once total site remediation costs exceed certain levels, the Company is obligated to contribute up to five percent of future response costs associated with this site with no limitation on the ultimate amount of contributions. To date, the Company has paid the current owner $1.8 million for the Company’s portion of environmental response costs through the third quarter of 2009 (the current owner of the site bills the Company one calendar quarter in arrears). The Company has recorded a liability for its portion of the estimated remediation costs for the site. Depending on the ultimate cost of the remediation at this site, the amount for which the Company is liable could differ from the current estimates.

In addition, in response to the special notice letter received by the PRPs in June 2006 from USEPA seeking performance of an RI/FS at the site, certain PRPs, including the Company, signed an Administrative Settlement Agreement and Order on Consent for the RI/FS effective July 2007, which sets forth the obligations of the PRPs to perform the RI/FS.

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

No matters were submitted to a vote of stockholders during the fourth quarter of the fiscal year ended December 31, 2009.

Executive Officers of the Registrant

Executive Officers are elected annually by the Board of Directors at the first meeting following the Annual Meeting of Stockholders to serve until the next annual meeting of the Board and until their respective successors are duly elected and qualified.

The Executive Officers of the Company, their ages as of February 26, 2010, and certain other information are as follows:

Name	Age	Title	Year First Elected Officer
F. Quinn Stepan	72	Chairman	1967
F. Quinn Stepan, Jr.	49	President and Chief Executive Officer	1997
John V. Venegoni	51	Vice President and General Manager – Surfactants	1999
Robert J. Wood	52	Vice President and General Manager – Polymers	2001
James E. Hurlbutt	56	Vice President and Chief Financial Officer	2002
Frank Pacholec	54	Vice President, Research and Development	2003
Gregory Servatius	50	Vice President, Human Resources	2006
H. Edward Wynn	49	Vice President, General Counsel and Secretary	2007

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

John V. Venegoni has served the Company as Vice President and General Manager – Surfactants since February 1999.

Robert J. Wood has served the Company as Vice President and General Manager – Polymers since January 2001.

James E. Hurlbutt has served the Company as Vice President and Chief Financial Officer since February 12, 2008. From February 2005 until February 2008, he served the Company as Vice President – Finance. From February 2002 until February 2005, he served the Company as Vice President and Controller.

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

Anthony J. Zoglio served the Company as Vice President – Supply Chain from November 2003 until his retirement on February 15, 2010.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	The Company’s common stock is listed and traded on both the New York Stock Exchange and the Chicago Stock Exchange. See table below for New York Stock Exchange quarterly market price information.

Quarterly Stock Data
	Stock Price Range
	2009		2008
Quarter	High	Low	High	Low
First	$48.41	$22.80	$38.51	$27.75
Second	$45.99	$26.34	$46.45	$37.23
Third	$62.98	$39.74	$60.82	$41.74
Fourth	$67.98	$54.23	$55.27	$28.62
Year	$67.98	$22.80	$60.82	$27.75

The Company’s 5 1/2 percent convertible preferred stock is listed and traded on the New York Stock Exchange and the Chicago Stock Exchange. See Note 10, Stockholders’ Equity of the Consolidated Financial Statements (Item 8 of this Form 10-K) for a description of the preferred stockholders’ rights.

On February 11, 2009, the Company’s Board of Directors authorized the Company to repurchase up to 500,000 shares of its outstanding common stock, or the equivalent in shares of the Company’s preferred stock. This repurchase authorization replaced the 300,000 share authorization approved on February 10, 2004, of which the remaining unutilized repurchase authorization of 111,256 shares was cancelled. The Company will repurchase shares from time to time for cash in open market or private transactions in accordance with applicable securities and stock exchange rules. The repurchase authorization represents approximately five percent of the Company’s total shares of common stock outstanding. The timing and amount of the repurchases will be determined by the Company’s management based on their evaluation of market conditions and share price. During 2009, 50,474 shares of Company common stock were purchased in the open market, 35,235 shares of common stock were received in lieu of cash from employees exercising stock options, and 13,852 shares of common stock were received to settle employees’ minimum statutory withholding taxes related to performance stock awards. The purchased and received shares were recorded as treasury stock in the Company’s balance sheet. As of December 31, 2009, 400,439 shares remain to be purchased under the repurchase authorization.

(b)	On January 31, 2010, there were 1,303 holders of record of common stock of the Company.

(c)	Below is a summary by month of share purchases by the Company during the fourth quarter of 2009:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October	—		—	—	—
November	10,729	(a)	$59.86	—	—
December	1,672	(a)	$59.95	—	—

(a)	Purchased on the open market.

(d)	See table below for quarterly dividend information. Also, see Note 6, Debt and Note 10, Stockholders’ Equity of the Consolidated Financial Statements (Item 8 of this Form 10-K), which sets forth the restrictive covenants covering dividends.

Dividends Declared Per Common Share

Quarter	2009		2008
First	22.00	¢	21.00	¢
Second	22.00	¢	21.00	¢
Third	22.00	¢	21.00	¢
Fourth	24.00	¢	22.00	¢

Year	90.00	¢	85.00	¢

(e)	Stock Performance Graph

The following stock performance graph compares the yearly change since December 31, 2004, in cumulative return on the Common Stock of the Company on a dividend reinvested basis to the Dow Jones Chemical Industry Index and the Russell 2000 Index. The Dow Jones Chemical Industry Index is a market-capitalization weighted grouping of 37 chemical companies, including major manufacturers of both basic and specialty products. Stepan Company is not included in the Dow Jones Chemical Industry Index. The Russell 2000 Index is a market-capitalization weighted grouping of 2,000 small to medium sized companies in a broad range of industries. Stepan Company was a part of the Russell 2000 Index during 2009. The graph assumes $100 was invested on December 31, 2004, and shows the cumulative total return as of each December 31 thereafter.

Item 6.	Selected Financial Data

See the table below for selected financial information.

(In thousands, except per share and employee data)

For the Year	2009	2008	2007	2006	2005
Net Sales	$1,276,382	$1,600,130	$1,329,901	$1,172,583	$1,078,377
Operating Income	104,888	70,680	35,095	15,853	25,468
Percent of Net Sales	8.2%	4.4%	2.6%	1.4%	2.4%
Income Before Provision for Income Taxes	97,131	54,878	23,715	7,389	17,646
Percent of Net Sales	7.6%	3.4%	1.8%	0.6%	1.6%
Provision for Income Taxes	34,028	17,615	8,687	900	4,170
Income Before Cumulative Effect of Change in Accounting Principle	63,049	37,172	15,118	6,670	13,529
Per Diluted Share (a)	5.84	3.52	1.50	0.63	1.39
Net Income Attributable to Stepan Company	63,049	37,172	15,118	6,670	13,159
Per Diluted Share (a)	5.84	3.52	1.50	0.63	1.35
Percent of Net Sales	4.9%	2.3%	1.1%	0.6%	1.2%
Percent to Total Stepan Company Stockholders’ Equity (b)	25.3%	17.9%	7.8%	3.8%	7.9%
Percent Return on Invested Capital (c)	14.41%	8.21%	5.92%	4.51%	5.60%
Cash Dividends Paid	9,557	8,863	8,431	8,149	7,869
Per Common Share	0.9000	0.8500	0.8250	0.8050	0.7850
Depreciation and Amortization	37,171	36,928	37,176	38,384	38,769
Capital Expenditures	42,631	49,778	39,815	45,970	41,519
Weighted-average Common Shares Outstanding (Diluted)	10,796	10,549	10,113	9,284	9,725

As of Year End
Working Capital	$186,297	$116,288	$92,954	$87,974	$96,344
Current Ratio	2.1	1.5	1.5	1.5	1.6
Property, Plant and Equipment, net	248,618	238,166	234,062	225,604	211,119
Total Assets	634,203	611,897	573,185	546,055	516,159
Long-term Debt Obligations	93,911	104,725	96,939	107,403	108,945
Total Stepan Company Stockholders’ Equity	289,285	208,144	206,051	180,786	166,834
Per share (d)	27.36	20.27	20.69	18.33	17.19
Number of Employees	1,594	1,578	1,525	1,528	1,510

(a)	Based on weighted-average number of common shares outstanding during the year.
(b)	Based on average equity.
(c)	Defined as net operating profit after taxes divided by invested capital.
(d)	Based on common shares and the assumed conversion of the convertible preferred shares outstanding at year end.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

The Company produces and sells intermediate chemicals that are used in a wide variety of applications worldwide. The overall business comprises three reportable segments:

•

Surfactants – Surfactants, which accounted for 77 percent of consolidated net sales for 2009, are principal ingredients in consumer and industrial cleaning products such as detergents for washing clothes, dishes, carpets, floors and walls, as well as shampoos, body washes, toothpastes and fabric softeners. Other applications include germicidal quaternary compounds, lubricating ingredients, emulsifiers (for spreading agricultural products), plastics and composites and biodiesel. Surfactants are manufactured at six North American sites (five in the U.S. and one in Canada), three European sites (United Kingdom, France and Germany) and three Latin American sites (Mexico, Brazil and Colombia). The Company holds a 50 percent ownership interest in two joint ventures, Stepan Philippines and TIORCO, LLC, that are excluded from surfactant segment operating results. The joint ventures are accounted for under the equity method.

•

Polymers – Polymers, which accounted for 20 percent of consolidated net sales for 2009, include two primary product lines: polyols and phthalic anhydride. Polyols are used in the manufacture of laminate insulation board for the construction industry and are also sold to the appliance, flexible foam and coatings, adhesives, sealants and elastomers (C.A.S.E.) industries. Phthalic anhydride is used in unsaturated polyester resins, alkyd resins and plasticizers for applications in construction materials and components of automotive, boating and other consumer products. In the U.S., polymer product lines are manufactured at the Company’s Millsdale, Illinois, site. Polyols are also manufactured at the Company’s Wesseling (Cologne), Germany facility, as well as at its 80-percent owned joint venture in Nanjing, China (which is included in consolidated results).

•

Specialty Products – Specialty products, which accounted for three percent of consolidated net sales for 2009, include flavors, emulsifiers and solubilizers used in the food and pharmaceutical industries. Specialty products are manufactured primarily at the Company’s Maywood, New Jersey, site.

Despite the continued challenges of the global economic recession, the Company achieved record net income for the year ended December 31, 2009. The economic slowdown continued to negatively affect sales volume, which was down eight percent year over year. Sales volume for the Company’s polymers segment fell 16 percent behind last year’s levels, as activity in the industries into which the segment sells (roofing insulation, construction materials, automotive and recreational vehicles, etc.) was down. Management expects polymer sales volume recovery to be slow. The recession has had a lesser effect on sales volume for the surfactants segment, as surfactants used in cleaning compounds have historically been more recession resistant. Consolidated surfactant sales volume dropped seven percent between years primarily as a result of lower volumes for biodiesel and construction and oilfield applications. Sales volume for the Company’s largest market segment, consumer laundry and personal care, slightly exceeded 2008 levels. Lower year-over-year raw material costs, resulting from the effects of the economic recession on commodities, benefited all segments, as the effect of lower costs more than offset the effect of lower sales volume. During the second half of 2009, the costs of crude and natural oils and their derivative products began to rise, prompting management to increase selling prices for many of the Company’s surfactant and polymer products. During 2009, the Company also implemented cost saving initiatives to reduce spending for items such as overtime, travel and entertainment, outside consulting and temporary help.

Deferred Compensation Plans

The accounting for the Company’s deferred compensation plans can cause period-to-period fluctuations in Company expenses and profits. For 2009, compensation expense related to the Company’s deferred compensation plans, which is reported in the administrative expense line of the consolidated income statement, was $6.8 million and $4.7 million higher than deferred compensation expense reported for 2008 and 2007, respectively. The Company common stock price, to which a large portion of the deferred compensation obligation is tied, was $64.81 at December 31, 2009, compared to $46.99 at December 31, 2008 and $32.53 at December 31, 2007. The pretax effect of all deferred compensation-related activities (which includes realized and unrealized gains and losses on the mutual fund assets held to fund the deferred compensation obligations) and the income statement line items in which the effects were recorded are displayed below (see the ‘Corporate Expenses’ section of this management discussion and analysis for further details):

	(Income) / Expense For the Years Ended December 31
(Dollars in millions)	2009	2008	2007
Deferred Compensation (Administrative expense)	$7.0	$0.2	$2.3
Investment Income (Other, net)	(0.1)	(0.3)	(1.1)
Realized/Unrealized (Gains) / Losses on Investments (Other, net) (a)	(1.9)	5.0	(0.1)

Net Pre-tax Income Effect	$5.0	$4.9	$1.1

(a)	On January 1, 2008, the Company elected the fair value option for the mutual fund investment assets held for its deferred compensation plans. As a result, unrealized gains and losses for the mutual funds are recorded in the income statement beginning in 2008. In 2007 and prior years, the unrealized gains were reported in accumulated other comprehensive income in the equity section of the balance sheet. The 2007 amount in the table reflects only the realized gain for the year. See the ‘Critical Accounting Policies’ section of this Management Discussion and Analysis for additional information.

Effects of Foreign Currency Translation

The Company’s foreign subsidiaries transact business and report financial results in their respective local currencies. As a result, foreign subsidiary income statements are translated into U.S. dollars at average foreign exchange rates appropriate for the reporting period. Because foreign exchange rates fluctuate against the U.S. dollar over time, foreign currency translation affects period-to-period comparisons of financial statement items (i.e. because foreign exchange rates fluctuate, similar period-to-period local currency results for a foreign subsidiary may translate into different U.S. dollar results). For the year ending December 31, 2009, the U.S. dollar strengthened against nearly all the foreign currencies in the locations where the Company does business, when compared to the exchange rates for year ending December 31, 2008. Consequently, reported net sales, expense and income amounts for 2009 were lower than they would have been had the foreign currency exchange rates remained constant with the rates for 2008. Conversely, for the year ending December 31, 2008, the U.S. dollar weakened against nearly all the foreign currencies in the locations where the Company does business, when compared to the exchange rates for year ending December 31, 2007. Below are tables that present the impact that foreign currency translation had on the changes in consolidated net sales and various income line items for 2009 compared to 2008 and for 2008 compared to 2007:

	Year Ended December 31		Increase (Decrease)	Inc (Dec) Due to Foreign Translation
(In millions)	2009	2008
Net Sales	$1,276.4	$1,600.1	$(323.7)	$(49.2)
Gross Profit	233.1	169.5	63.6	(7.8)
Operating Income	104.9	70.7	34.2	(5.2)
Pretax Income	97.1	54.9	42.2	(5.4)

	The Year Ended December 31		Increase (Decrease)	Inc (Dec) Due to Foreign Translation
(In millions)	2008	2007
Net Sales	$1,600.1	$1,329.9	$270.2	$12.0
Gross Profit	169.5	141.4	28.1	2.6
Operating Income	70.7	35.1	35.6	1.8
Pretax Income	54.9	23.7	31.2	1.5

Significant Transactions during the Reporting Period

A number of events having significant effects on the Company’s results of operations occurred in 2008 and 2007. The following are descriptions of those events:

Sale of Commodity Polyurethane Systems Product Lines

On July 31, 2008, the Company sold select polyurethane system product lines, which were a part of the polymer segment, to Bayer MaterialScience LLC (Bayer). No manufacturing assets were included in the sale and no employees were terminated. The sold product lines were insulation materials used in appliances, water heaters, doors, roofs, picnic coolers and other similar applications, and represented approximately $16.0 million in Company annual net sales. The products, which are manufactured at the Company’s Millsdale, Illinois, facility, continue to be produced for Bayer during a transition period of up to two years. The sale was for $9.9 million of cash, which the Company reported as a pretax gain in the third quarter ended September 30, 2008. The Company continues to produce and sell polyurethane systems for specialty applications. See Note 19 in the Notes to Condensed Consolidated Financial Statements for additional information.

Sale of Land

In September 2008, the Company sold 88 acres of land at its Millsdale manufacturing facility in Elwood, Illinois, to an industrial park developer for $8.6 million. The land had a cost basis of $0.1 million, so the Company recorded a pretax gain of $8.5 million in the third quarter ended September 30, 2008. The gain was not attributed to any reportable segment. For income tax purposes, the land disposition and the acquisition of an office building near the Company’s corporate headquarters were structured as a tax-deferred like-kind exchange, pursuant to Section 1031 of the Internal Revenue Code. See Note 20 in the Notes to Condensed Consolidated Financial Statements for additional information.

Sale of Specialty Esters Product Line

On April 30, 2007, the Company sold its specialty ester surfactant product line for the personal care market to The HallStar Company (formerly CPH Holding Corporation). No physical assets were included in the sale. The product line represented approximately $15.0 million in Company annual net sales. The sale was for $6.2 million of cash plus the transfer to the Company of a specialty agricultural surfactant product line. As a result of the sale, the Company reported a $4.2 million pretax gain in 2007. The gain was net of related write-downs for equipment and inventory as well as severance charges and a provision for expected losses on the fulfillment of a manufacturing agreement (completed in 2008) associated with the product line sale. See Note 19 in the Notes to Condensed Consolidated Financial Statements for additional information.

Goodwill Impairment

As a result of performing the annual test of goodwill impairment required by U.S. generally accepted accounting principles in 2007, the Company determined that the goodwill reported for Stepan UK, a reporting unit of the Company’s surfactants segment, was impaired. The amount of the impairment was $3.5 million, the entire balance of goodwill for Stepan UK. As a result, a $3.5 million non-cash goodwill impairment loss was recorded in 2007. The goodwill impairment reflected an estimated reduction in the fair value of Stepan UK’s business as a result of lower discounted cash flow forecasts at that time. Improvements in operating results were lower than previous forecasts used to test for impairments. See Note 4 in the Notes to Condensed Consolidated Financial Statements for additional information.

RESULTS OF OPERATIONS

2009 Compared with 2008

Summary

Net income for 2009 improved 70 percent to a record $63.0 million, or $5.84 per diluted share, compared to $37.2 million, or $3.52 per diluted share, for 2008. Prior year net income benefited from $11.3 million (net of tax) of gains on the previously discussed sales of the polyurethane systems product lines and Millsdale land. Below is a summary discussion of the major factors leading to the year-to-year changes in net sales, profits and expenses. A detailed discussion of segment operating performance for 2009 follows the summary.

Consolidated net sales declined $323.7 million, or 20 percent, between years. A decline in average selling prices, lower sales volume and the effects of foreign currency translation accounted for approximately $142.5 million, $132.0 million and $49.2 million, respectively, of the year-to-year decrease in net sales. Sales volumes fell eight percent, reflecting the effects of the global recession. By segment, polymer and surfactant sales volumes dropped 16 percent and seven percent, respectively, while sales volume for specialty products was up nine percent year over year. The decline in average selling prices was principally the result of falling commodity raw material costs.

Operating income for 2009 was $34.2 million, or 48 percent, greater than operating income for 2008 despite the 2008 $9.9 million and $8.5 million gains reported on the sales of the polyurethane product lines and Millsdale land, respectively. Gross profit was up $63.6 million, or 37 percent. All three segments contributed to the improvement in gross profit. Surfactants segment gross profit was up $48.3 million, or 40 percent; polymers segment gross profit increased $9.7 million, or 23 percent; and gross profit for the specialty products segment was up $7.0 million, or 77 percent. Lower raw material and freight costs and Company cost reduction initiatives benefited all segments. The effects of foreign currency translation reduced the year-to-year consolidated gross profit improvement by approximately $7.8 million.

Operating expenses increased $29.4 million, or 30 percent, between years. Major items accounting for the expense increase were as follows:

(Dollars in millions)	Increase / (Decrease)
2008 Gain on Sale of Product Lines	$9.9
2008 Gain on Sale of Land	8.5
Deferred Compensation Expense	6.8
Incentive-based Compensation	5.3
Foreign Currency Translation	(2.3)
Transition Pension Expense	(1.2)
Legal/Environmental Expense	1.1
Other	1.3

Total	$29.4

The gains on sales of product lines and land are explained in the ‘Overview’ section of this MD&A. The increase in deferred compensation expense is discussed in detail in the ‘Corporate Expenses’ section of this MD&A. Improved operating results caused the rise in incentive-based compensation, which includes stock-based pay, bonuses and profit sharing. The decline in transition pension expense was principally attributable to a 2008 acceleration of a portion of discretionary Company contributions established to compensate certain employees for benefits lost when the Company froze its defined benefit plans in 2006 (no such accelerated benefits were paid in 2009). Legal/environmental expenses were up mainly due to increases in estimated environmental remediation reserve requirements for existing sites.

Interest expense for 2009 was $3.2 million, or 34 percent, less than interest expense for 2008. Lower average debt levels, resulting from a decrease in working capital requirements brought on by lower raw material costs, led to the decline.

The loss from equity joint ventures, which includes results for the 50-percent owned SPI and TIORCO joint ventures, increased $1.0 million, or 38 percent, between years. SPI reported an equity loss of $1.2 million for 2009, which was $1.1 million less than the loss reported in the 2008. The current year included $1.2 million of expense to reserve for value added tax receivable balances that are in dispute with Philippine tax authorities. TIORCO, which was formed in September 2008, reported $2.5 million of equity loss, which was $2.1 million higher than the loss reported in 2008. Planned start-up expenses coupled with lower prices for crude oil in the first six months of 2009 caused the TIORCO result.

Other, net was $2.2 million of income for 2009 compared to $3.6 million of expense for 2008. A $6.7 million favorable swing in investment related income, partially offset by a $0.9 million decline in foreign exchange gains, accounted for the $5.8 million year to year favorable other, net change. Unrealized and realized gains related to the mutual funds held for the Company’s deferred compensation plans accounted for the year-to-year change in investment related income as $1.9 million of gains were posted in 2009 compared to losses of $5.0 million for 2008. Dividend income declined $0.2 million between years. Foreign exchange activity resulted in $0.2 million of gains for 2009 compared to $1.1 million of gains for the same period of 2008.

The effective tax rate was 35.0 percent in 2009 compared to 32.1 percent in 2008. The increase in the effective tax rate was primarily attributable to a greater percentage of consolidated income being generated in the U.S. where the effective tax rate is higher and the reduction of the tax benefit realized on tax credits and deductions as percentage of income. See Note 9 to the consolidated financial statements for a reconciliation of the statutory U.S. federal income tax rate to the effective tax rate.

Segment Results

(Dollars in thousands)	Surfactants	Polymers	Specialty Products	Segment Results	Corporate	Total
For the year ended December 31, 2009
Net sales	$972,647	$260,770	$42,965	$1,276,382	—	$1,276,382
Operating income	98,947	33,957	12,621	145,525	(40,637)	104,888

For the year ended December 31, 2008
Net sales	$1,199,438	$359,014	$41,678	$1,600,130	—	$1,600,130
Operating income	52,261	34,103	5,949	92,313	(21,633)	70,680

Surfactants

Surfactants net sales for 2009 declined $226.8 million, or 19 percent, from net sales for 2008. A nine percent decline in average selling prices, a seven percent decrease in sales volume and the effects of foreign currency translation accounted for approximately $100.3 million, $81.4 million and $45.1 million, respectively, of the net sales change. A year-to-year comparison of net sales by region follows:

	For the Year Ended
(Dollars in thousands)	December 31, 2009	December 31, 2008	Increase / (Decrease)	Percent Change
North America	$647,304	$810,509	$(163,205)	-20
Europe	226,138	269,524	(43,386)	-16
Latin America	99,205	119,405	(20,200)	-17

Total Surfactants Segment	$972,647	$1,199,438	$(226,791)	-19

The 20 percent decline in net sales for North American operations was primarily attributable to a 10 percent decrease in sales volume and a nine percent decline in average selling prices, which accounted for $83.6 million and $75.5 million, respectively, of the net sales change. In addition, the effects of foreign currency translation contributed $4.1 million (or one percent) to the decline. A significant drop in biodiesel sales volume accounted for about 51 percent of the total decrease in North American volume. The remaining decrease in sales volume reflected reduced demand for surfactants that have industrial or construction applications, which were negatively impacted by the poor economy. The Company continued to focus its manufacturing resources on more profitable opportunities because of the current unprofitable economic environment for biodiesel. Sales volumes for consumer products, the regions largest market segment, dropped less than one percent despite the difficult economy. Sales of surfactants used in agricultural applications rose eight percent. The decrease in average selling prices reflected lower raw material costs.

Net sales for European operations declined 16 percent due to the effects of foreign currency translation and an eight percent decrease in average selling prices, which accounted for $25.5 million and $20.6 million, respectively, of the net sales decline. The foreign currency impact was caused by the weakening of the European euro and the U.K. pound sterling against the U.S. dollar. Lower raw material costs led to the decline in average selling prices. Sales volume rose one percent between years, mitigating the net sales decline by $2.7 million.

Net sales for Latin American operations declined 17 percent due to the negative effects of foreign currency translation and a five percent decline in average selling prices, which accounted for $15.6 million and $6.6 million, respectively, of the decrease. The currencies for all three Latin American locations weakened against the U.S. dollar, causing the currency translation impact. The lower average selling prices were attributable to sales mix and lower raw material costs. Sales volume was up two percent from year to year, which offset the net sales decline by $2.0 million. Increased sales volume for the Company’s Brazil subsidiary, partially offset by declines at the Company’s Mexico and Colombia subsidiaries, led to the modest volume gain.

Surfactants operating income for 2009 was $46.7 million greater than operating income for 2008. Gross profit increased $48.3 million due principally to lower raw material costs. Reduced freight expenses and cost reduction initiatives also contributed to the profit improvement. Operating expenses increased $1.6 million, or two percent. Year-to-year comparisons of gross profit by region and total segment operating expenses and operating income follow:

	For the Year Ended
(Dollars in thousands)	December 31, 2009	December 31, 2008	Increase / (Decrease)	Percent Change
Gross Profit
North America	$126,160	$85,982	$40,178	+47
Europe	30,067	17,843	12,224	+69
Latin America	13,756	17,872	(4,116)	-23

Total Surfactants Segment	$169,983	$121,697	$48,286	+40

Operating Expenses	71,036	69,436	1,600	+2

Operating Income	$98,947	$52,261	$46,686	+89

The year-over-year increase in gross profit for North American operations was largely attributable to the effects of reduced raw material costs. Lower freight costs and cost saving initiatives also contributed to the improved profitability. The impact of the economic recession moved raw material costs lower since the end of the third quarter of 2008 when costs were at their peak. Lower fuel costs led to the lower freight expenses. The previously discussed 10 percent decline in sales volume partially offset the effect of the lower costs.

The improvement in gross profit for European operations was due to the positive impact of lower raw material and freight costs. A more favorable product mix, which reflected increased fabric softener sales, and the slight sales volume increase, also contributed. The effects of foreign currency translation reduced Europe’s year-to-year profit improvement by approximately $3.9 million.

Gross profit for Latin American operations declined due to a $2.1 million negative effect of foreign currency translation and a less favorable mix of sales. The modest increase in sales volume and lower raw material costs partially offset the unfavorable effects of foreign currency translation and sales mix.

Operating expenses for the surfactants segment were up $1.6 million, or two percent, between years. The expense increase was primarily attributable to a $3.4 million increase for European operations reflecting higher marketing ($1.3 million), administrative ($1.3 million) and research and development ($0.8 million) expenses. Increased bad debt provisions and salary expense accounted for the higher marketing expenses. Statutory profit sharing and business tax expenses led to the higher administrative expenses. Higher regulatory compliance costs caused the increase in research and development expenses. Operating expenses for North American operations increased $1.1 million due in large part to higher incentive-based compensation, reflecting the strong profitability of the region. Partially offsetting the foregoing increases were reduced operating expenses for Latin American operations ($0.8 million), due in large part to lower bad debt provisions. The effects of foreign currency translation decreased the year-to- year Surfactants segment operating expenses by $2.1 million.

Polymers

Polymers net sales for 2009 declined $98.2 million, or 27 percent, from net sales for 2008. A 16 percent drop in sales volume, driven by the global economic recession, lower average selling prices and the effects of foreign currency translation accounted for $57.0 million, $37.1 million and $4.1 million, respectively, of the net sales decline. A year-to-year comparison of net sales by region is displayed below:

	For the Year Ended
(Dollars in thousands)	December 31, 2009	December 31, 2008	Increase / (Decrease)	Percent Change
North America	$175,915	$253,514	$(77,599)	-31
Europe	72,229	93,072	(20,843)	-22
Asia and Other	12,626	12,428	198	+2

Total Polymers Segment	$260,770	$359,014	$(98,244)	-27

Net sales for North American operations fell 31 percent due to a 21 percent decrease in sales volume coupled with a 12 percent decrease in average selling prices. The reductions in sales volume and average selling prices accounted for $53.2 million and $24.4 million of the net sales decline, respectively. Sales volume for polyols and phthalic anhydride fell 28 percent and five percent, respectively, as a result of the negative impact of the economy. Sales volume for polyurethane systems fell 58 percent as a result of the July 2008 sale of the Company’s commodity system product lines. The 12 percent decrease in average selling prices for North American operations reflected lower raw material costs, particularly for phthalic anhydride.

Net sales for European operations declined 22 percent due to a 14 percent drop in average selling prices, a five percent decrease in polyol sales volume and the effects of foreign currency translation, which accounted for $12.0 million, $4.7 million and $4.1 million, respectively, of the reduction in net sales. Lower raw material costs led to the drop in average selling prices. The decrease in sales volume reflected the negative effects that the global recession had on rigid insulation board end-users, particularly in the first half of the year. Sales volumes for the second half of 2009 were up 12 percent from the same period of 2008.

Asia and Other operations’ net sales were up two percent from year to year due to increased sales volume for the China joint venture partially offset by a decline in average selling prices brought on by lower raw material costs.

Polymer operating income for 2009 declined $0.1 million from operating income reported in 2008. Gross profit increased $9.7 million, or 23 percent, due principally to improved second-half profitability resulting from raw material costs that fell from the historically high levels of a year ago. The effects of foreign currency translation reduced the improvement in gross profit by about $1.2 million. Operating expenses increased $9.9 million as 2008 expenses included the $9.9 million gain on the sale of the polyurethane systems product lines. Below are year-to-year comparisons of gross profit by region and total segment operating expenses and operating income:

	For the Year Ended
(Dollars in thousands)	December 31, 2009	December 31, 2008	Increase / (Decrease)	Percent Change
Gross Profit
North America	$33,821	$25,932	$7,889	+30
Europe	16,424	14,497	1,927	+13
Asia and Other	1,382	1,471	(89)	-6

Total Polymers Segment	$51,627	$41,900	$9,727	+23
Operating Expenses (1)	17,670	7,797	9,873	+127

Operating Income	$33,957	$34,103	$(146)	—

(1)	2008 includes the $9.9 million gain on the sale of the commodity polyurethane systems product lines.

Gross profit for North American operations improved 30 percent due to the positive impact of lower raw material costs that more than offset the effects of lower sales volume. Raw material costs rose significantly throughout the first three quarters of 2008, resulting in profit margin erosion. Raw material prices dropped significantly in the fourth quarter of 2008 as the effects of the economic recession moved commodity prices downward. Lower freight expenses, caused by lower fuel costs, also contributed to the year-over-year gross profit improvement.

Gross profit for European operations increased 13 percent despite the five percent drop in sales volume due primarily to the effects of raw material cost declines caused by the global recession. The negative effect of foreign currency translation tempered the gross profit improvement by $1.1 million.

The $9.9 million increase in operating expenses was due to the positive effect that the prior year gain on the product line sale had on third quarter 2008 expenses. Other expenses were essentially unchanged between years.

Specialty Products

Net sales for 2009 were $1.3 million, or three percent, higher than net sales for 2008. Higher sales volumes for all product lines led to the improvement in net sales. Operating income was up $6.7 million, or 112 percent, between years due to higher sales volumes, lower raw material costs, an improved sales mix resulting from increased sales of high-margin pharmaceutical products and lower plant costs due to the restructuring activities completed in 2007 and 2008.

Corporate Expenses

Corporate expenses, which comprise expenses that are not allocated to the reportable segments, increased $19.0 million, or 88 percent, to $40.6 million for 2009 from $21.6 million for 2008. The following table depicts the major items that accounted for the year-to-year increase in corporate expenses:

(Dollars in millions)	Increase / (Decrease)
2008 Gain on Land Sale	$8.5	(a)
Deferred Compensation	6.8	(b)
Legal/Environmental	1.1	(c)
Incentive-Based Compensation	1.1	(d)
Electric Contract Fair Value Loss	0.9	(e)
Other	0.6

Total	$19.0

(a)	Reflects the 2008 gain on the sale of 88 acres of the Millsdale manufacturing facility’s land. No such gains were reported in 2009.
(b)	Due to increases in the values of Company common stock and the mutual fund assets to which the Company’s deferred compensation obligations are tied. The value of Company common stock increased $17.82 per share, from $46.99 per share at December 31, 2008, to $64.81 per share at December 31, 2009.

(c)	Primarily due to increases in estimated environmental remediation reserve requirements for existing sites.
(d)	Includes stock-based compensation, bonuses and profit sharing, all of which increased year to year due to the improvement in Company earnings.
(e)	Reflects the marking of the value of U.S. electric contracts (treated as derivative instruments for accounting purposes) to market at December 31, 2009 (included in cost of sales).

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

Consolidated net sales for 2008 increased $270.2 million, or 20 percent, over net sales for 2007. All reportable segments reported net sales increases. Higher average selling prices and the favorable effects of foreign currency translation accounted for approximately $278.4 million and $12.0 million, respectively, of the net sales increase. The recovery of higher raw material costs was the principal driver for the increase in average selling prices. A more favorable customer and product mix of sales also contributed. Sales volume fell two percent between years, which reduced the growth in net sales by $20.2 million. The lower sales volume was primarily due to lower phthalic anhydride and biodiesel volume, whereas higher margin products posted sales volume growth. Specialty products was the sole segment reporting an increase in sales volumes, as surfactants and polymers posted volume declines of one percent and two percent, respectively.

Operating income for 2008 was $35.6 million, or 101 percent, greater than 2007 operating income. Gross profit was up $28.1 million, or 20 percent, for the same period. The surfactants segment accounted for essentially all the growth in gross profit. A favorable customer and product mix coupled with selling price increases that continued to recover margin lost in prior years due to rising raw material costs caused the surfactants result. Gross profit for the specialty products segment was up slightly. Lower sales volume and higher raw material and production costs led to a decline in polymer gross profit.

Operating expenses declined $7.4 million, or seven percent. The following accounted for the decline:

(Dollars in millions)	Increase / (Decrease)
Gain on Sale of Systems Product Lines (1)	($9.9)
Gain on Sale of Land (1)	(8.5)
2007 Goodwill Impairment (1)	(3.5)
Deferred Compensation Expense	(2.0)
Consulting and Professional Fees	0.9
Transition Pension Expense	1.0
Foreign Currency Translation	1.0
Salaries	1.6
Provision for Bad Debts	2.0
Incentive-based Compensation	3.7
2007 Gain on Sale of Esters Product Line (1)	4.2
Other	2.1

Total	($7.4)

(1)	See the ‘Overview’ section of this management discussion and analysis for an explanation of the noted item.

The reduction in deferred compensation expense reflected a large drop in the market values of mutual funds held for the deferred compensation plans, which was somewhat mitigated by a $14.46 per share increase in the price of Company common stock (see the ‘Critical Accounting Policies’ section of this management discussion and analysis for an explanation of the accounting treatment for the Company’s deferred compensation plans). The increase in defined contribution transition pension expense was principally attributable to a Board of Directors-approved acceleration of a portion of discretionary Company contributions established to compensate certain employees for benefits lost when the Company froze its defined benefit plans in 2006 (consolidated pension transition expense was up $2.1 million between years; $1.1 million was allocated to cost of sales). The increase in bad debt expense reflected provision increases for specific customers and reserves for non-specific accounts. Improved operating results led to the rise in incentive-based compensation, which includes stock-based pay, bonuses and profit sharing. The other category primarily comprises the culmination of smaller year-to-year variances for temporary help, agents’ commissions, travel and entertainment expenses and miscellaneous fringe benefits.

Losses from equity joint ventures, which includes results for the 50-percent owned Stepan Philippines Inc. (SPI) and 50-percent owned TIORCO, LLC joint ventures, increased $2.3 million from 2007 to 2008. SPI’s loss increased $1.9 million, which reflected the effects of lower sales volume, unplanned production outages and foreign exchange losses. TIORCO, LLC contributed $0.4 million to the year-to-year increase in losses due to planned start-up costs.

Other, net expense increased $2.4 million from 2007 to 2008. A $5.9 million drop in investment related income partially offset by a $3.5 million favorable swing in foreign exchange gains and losses, accounted for the expense change. Unrealized losses on the mutual fund investments held for the Company’s deferred compensation plans caused $5.0 million of the decline in investment related income. Prior to the Company’s January 1, 2008, election of fair value accounting treatment for mutual fund investment assets, unrealized investment gains and losses were recorded directly to the equity section of the consolidated balance sheet. Lower capital gains distributions made by the mutual funds in 2008 than in 2007 accounted for the remainder of the investment income decline. Much of the favorable swing in foreign exchange gains and losses was attributable to the impact that a strengthening of the US dollar against the Canadian dollar had on a US dollar-denominated receivable carried on Stepan Canada’s books.

The effective tax rate was 32.1 percent for 2008 compared to 36.6 percent for 2007. The rate for 2007 was unusually high due to the recording of a charge for UK goodwill impairment for which no tax benefit was realized.

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

Surfactants

Surfactants net sales for 2008 increased $223.7 million, or 23 percent, over net sales for 2007. Higher average selling prices and the favorable effects of foreign currency translations accounted for approximately $233.3 million and $4.3 million, respectively, of the change. Sales volume dropped one percent, which reduced the growth in net sales by about $13.9 million. A year-to-year comparison of net sales by region follows:

	For the Year Ended
(Dollars in thousands)	December 31, 2008	December 31, 2007	Increase / (Decrease)	Percent Change
North America	$810,509	$650,194	$160,315	+25
Europe	269,524	228,970	40,554	+18
Latin America	119,405	96,562	22,843	+24

Total Surfactants Segment	$1,199,438	$975,726	$223,712	+23

Net sales for North American operations increased 25 percent between years due to a 26 percent increase in average selling prices. Higher selling prices accounted for approximately

$167.6 million of the net sales growth. A one percent decline in sales volume reduced the net sales growth by $7.3 million. The increase in average selling prices reflected price increases related primarily to rising material costs and a more favorable customer and product mix of sales. A 24 percent drop in biodiesel sales volume was the major contributor to the one percent decline in North American sales volume. Most other major product lines except laundry and cleaning products were also down between years. Sales volumes for laundry and cleaning products, North American operations’ largest product line, increased 12 percent due to higher sales volume of fabric softener and new business.

The 18 percent increase in net sales for European operations was attributable to a 22 percent increase in average selling prices and the favorable effect of foreign currency translation, which accounted for $48.5 million and $1.8 million, respectively, of the increase. Sales volume declined four percent, reducing the growth of net sales by $9.7 million. Selling price increases, related primarily to rising material costs, and a more favorable customer and product mix of sales caused the increase in average selling prices. Both the France and UK subsidiaries contributed to the decline in sales volume, which resulted from business lost due to price competition and to the slowdown in business for two large customers.

Net sales for Latin American operations increased 24 percent due to a 22 percent improvement in average selling prices, the favorable effects of foreign currency translation and a two percent rise in sales volume, which accounted for about $19.4 million, $1.9 million, and $1.5 million, respectively, of the net sales increase. Selling price increases related to higher raw material costs led to the improved average selling prices. Additional business for the Company’s Brazil and Colombia subsidiaries, partially offset by lower fabric softener sales volume for the Company’s Mexico subsidiary, drove the sales volume gain.

Surfactants operating income for 2008 was $22.5 million, or 76 percent, higher than operating income for 2007. 2007 operating income included a $4.2 million gain on the sale of the Company’s specialty esters product line and a $3.5 million charge for the impairment of Stepan UK’s goodwill. Gross profit increased $30.1 million, or 33 percent. All three regions posted higher year-to-year gross profit. Operating expenses increased $7.5 million, or 12 percent. Year-to-year comparisons of gross profit by region and total segment operating expenses and operating income follow:

	For the Year Ended
(Dollars in thousands)	December 31, 2008	December 31, 2007	Increase / (Decrease)	Percent Change
Gross Profit
North America	$85,982	$68,785	$17,197	+25
Europe	17,843	14,649	3,194	+22
Latin America	17,872	8,179	9,693	+119

Total Surfactants Segment	$121,697	$91,613	$30,084	+33

Operating Expenses	69,436	61,897	7,539	+12

Operating Income	$52,261	$29,716	$22,545	+76

Gross profit for North American operations improved 25 percent due largely to higher selling prices implemented to recover some margin lost in prior years to rising raw material costs. A more favorable customer and product mix also contributed to the gross profit improvement.

The regaining of profit margin and the improved sales mix more than offset the effect of the one percent decline in sales volume. Most of the profit improvement occurred in the first three quarters of 2008. Fourth quarter 2008 gross profit fell $3.0 million, or 17 percent, from fourth quarter 2007 gross profit. Much of the quarter-to-quarter decrease was attributable to declining biodiesel profitability resulting from the consumption of high priced raw material inventories as falling crude oil and diesel prices drove biodiesel selling prices lower.

Gross profit for European operations increased 22 percent due to higher average selling prices and a $0.9 million favorable impact of foreign currency translation that more than offset the effect of a four percent decline in sales volume. Selling price increases were made throughout 2008 to recoup some of the profit margin lost in previous years to persistent rising raw material costs. A more favorable mix of sales contributed to the improved gross profit.

Latin American operations’ gross profit increased 119 percent as a result of gains at all three Latin American subsidiaries. Lower outsourcing costs, higher selling prices and the two percent rise in sales volume led to the improved gross profit. Outsourcing costs were unusually high in the 2007 because Stepan Mexico purchased finished goods for resale while an expansion of its manufacturing facility and product approvals were being completed. The favorable effects of foreign currency translation added approximately $0.4 million to the region’s total year-to-year gross profit growth.

Operating expenses for the surfactants segment were up $7.5 million, or 12 percent, from 2007 to 2008. Marketing and research and development expenses for North American operations accounted for approximately $2.7 million and $2.2 million, respectively, of the total operating expense increase. The effects of foreign currency translation added $0.6 million to the rise in operating expenses. Higher incentive-based compensation, pension transition expense and salary expense accounted for most of the North American marketing and research and development expense increases. Higher bad debt expense and consulting fees also contributed to the rise in marketing expense. In addition to the foregoing, $0.7 million of the operating expense increase was attributable to the non-recurring $4.2 million gain on the sale of the specialty esters product line and the $3.5 million goodwill impairment charge that were recorded in 2007.

Polymers

Polymer net sales for 2008 increased $37.8 million, or 12 percent, over net sales for 2007. Higher selling prices and the favorable effects of foreign currency translation accounted for approximately $37.3 million and $7.7 million of the net sales improvement, respectively. Sales volume declined two percent, which reduced the sales improvement by $7.2 million. A year-to-year comparison of net sales by region is displayed below:

	For the Year Ended
(Dollars in thousands)	December 31, 2008	December 31, 2007	Increase / (Decrease)	Percent Change
North America	$253,514	$240,553	$12,961	+5
Europe	93,072	69,840	23,232	+33
Asia and Other	12,428	10,835	1,593	+15

Total Polymers Segment	$359,014	$321,228	$37,786	+12

Net sales for North American operations increased five percent as a result of a 14 percent increase in average selling prices partially offset by a seven percent decline in sales volume. The increase in selling prices accounted for approximately $30.5 million of the net sales increase, while the decline in sales volume reduced the growth in net sales by $17.5 million. The higher average selling prices resulted from the recovery of higher raw material costs. The sales volume decline was primarily attributable to lower sales of phthalic anhydride. Sales volume for phthalic anhydride dropped 22 percent due largely to ongoing sluggishness in the unsaturated polyester resins market, which sells products to the automotive, recreational vehicles and boating industries. Sales volume for polyols, the largest polymer product line, increased six percent as demand from existing roofing insulation customers remained strong, particularly through the first three quarters of 2008. Demand was down in the fourth quarter of 2008 due to the downturn in the overall economy and to delayed order patterns in anticipation of lower January 2009 prices. Sales volume of polyurethane systems products fell 21 percent as a result of the July 2008 sale of the Company’s commodity system product lines.

Net sales for European operations improved 33 percent due to an 18 percent increase in polyol sales volume, a five percent increase in average selling prices and favorable foreign currency translation, which accounted for $12.3 million, $4.2 million and $6.7 million, respectively, of the net sales increase. Demand from the European insulation market was strong through the first three quarters of 2008, due principally to higher energy costs and new insulation standards. However, sales volume for the fourth quarter of 2008 dropped from that of the fourth quarter of 2007 as a result of the slowdown in the global economy. The increase in average selling prices resulted from the recovery of higher raw material costs.

The 15 percent improvement in net sales for Asia and Other regions was primarily attributable to a $1.0 million favorable effect of foreign currency translation. A three percent increase in average selling prices and a two percent increase in sales volume each contributed about $0.3 million to the net sales increase.

Polymer operating income for 2008 increased $6.1 million, or 22 percent, over operating income for 2007. Operating income for 2008 included the $9.9 million gain on the July sale of the commodity polyurethane systems product lines. Gross profit declined $1.6 million, or four percent. Below are year-to-year comparisons of gross profit by region and total segment operating expenses and operating income:

	For the Year Ended
(Dollars in thousands)	December 31, 2008	December 31, 2007	Increase / (Decrease)	Percent Change
Gross Profit
North America	$25,932	$30,946	$(5,014)	-16
Europe	14,497	11,905	2,592	+22
Asia and Other	1,471	610	861	+141

Total Polymers Segment	$41,900	$43,461	$(1,561)	-4

Operating Expenses (1)	7,797	15,417	(7,620)	-49

Operating Income	$34,103	$28,044	$6,059	+22

(1)	2008 includes the $9.9 million gain on the sale of the commodity polyurethane systems product lines.

The 16 percent decline in gross profit for North American operations was attributable to a seven percent decrease in sales volume and higher raw material, maintenance and utility costs. Average raw material costs for all product lines were up approximately 14 percent between 2007 and 2008, which essentially eliminated the effect of higher selling prices. Maintenance costs increased approximately $1.5 million, or 57 percent, due primarily to work performed during a planned three-week maintenance shutdown of the phthalic anhydride and polyol production facilities occurring in the fourth quarter of 2008. Utility costs increased $0.8 million due largely to increased rates for electricity and natural gas. As noted previously, the slowdown in the economy began to affect polymer sales volumes in the fourth quarter of 2008.

Gross profit for European operations increased 22 percent due to an 18 percent increase in sales volume and a $1.2 million favorable effect of foreign currency translation. Higher raw material costs negatively impacted the gross profit result. The region was successful in recovering higher raw material costs throughout 2008.

The improvement in gross profit for Asia and Other regions resulted from higher sales prices and sales volume and a more profitable customer mix.

The $7.6 million decrease in operating expenses was principally attributable to the $9.9 million gain on the sale of the commodity polyurethane systems product lines, partially offset by a $1.4 million increase in expenses for North American operations and a $0.5 million increase in expenses for European operations. The effects of foreign currency translation added an additional $0.3 million of expense. North American operations marketing and research and development expenses each accounted for $0.7 million of the operating expense increase. Higher incentive-based pay, pension transition expense and salary expenses accounted for the majority of the increase in both the marketing and research and development expenses. Higher agents’ commissions, bonus expense and bad debt expense accounted for most of the increase in Europe’s operating expenses.

Specialty Products

Net sales for 2008 were $8.7 million, or 27 percent, higher than net sales for 2007. Increased sales volume and average selling prices for the segment’s food ingredient products led to the net sales increase. Despite the increase in net sales, operating income was unchanged from 2007 to

2008 as the effects of higher sales volume and prices for food ingredient products were offset by a decline in sales of the segment’s higher margin pharmaceutical products.

Corporate Expenses

Corporate expenses, which primarily comprise operating expenses that are not allocated to the reportable segments, declined $7.0 million, or 24 percent, to $21.6 million for 2008 from $28.6 million for 2007. The following table depicts the major items that accounted for the year-to-year decline in corporate expenses:

(Dollars in millions)	Increase / (Decrease)
Gain on Land Sale	($8.5	) (a)
Deferred Compensation	(2.0	) (b)
Incentive-based Compensation	0.9	(c)
Fringe Benefits	0.5	(d)
Salaried Payroll	0.4
Other	1.7

Total	($7.0)

(a)	Reflects the gain on the sale of 88 acres of the Millsdale manufacturing facility’s land (the gain was not attributed to a reportable segment and, therefore, was included in corporate expenses).
(b)	Due primarily to declines in the market values of the mutual fund assets held for the deferred compensation plans. A $14.46 per share increase in the price of the Company’s common stock partially offset the effect of the decrease in the values of the mutual funds.
(c)	Includes stock-based compensation, bonuses and profit sharing, all of which increased due to the improvement in Company earnings.
(d)	Due primarily to the acceleration of a portion of the Company’s defined contribution pension transition expense.

Outlook

The Company and all three segments delivered record results in 2009 on lower commodity raw material costs and cost containment efforts throughout the Company. Surfactant and specialty product volumes remained healthy throughout the recession, particularly for laundry and personal care (consumer products) surfactant product lines. Given expectations for slow global economic recovery, the Company is focused on global growth and penetrating new end-use applications. The Company is committed to driving organic growth in its business. Management believes that the Company’s growth initiatives create the opportunity to sustain earnings momentum.

Liquidity and Financial Condition

Cash flow from operating activities for 2009 was an aggregate cash source of $166.4 million compared to a source of $29.1 million for 2008. Net income for the current year increased by $25.8 million and current year working capital changes were favorable by $86.5 million compared to 2008.

For 2009, accounts receivable were a cash source of $36.4 million compared to a cash use of $19.1 million in 2008. Inventories were a cash source of $31.8 million for 2009 versus a cash use of $24.0 million in 2008. Accounts payable and accrued liabilities were a use of $17.5 million for the year compared to a source of $7.8 million for the prior year.

During 2009, lower raw material costs had a direct, favorable cash flow impact in comparison to 2008 by driving inventory carrying costs lower during the current year period. Accounts receivable were also favorable to cash flow with decreases influenced by lower average selling prices as well as lower sales volumes. During 2008, an unprecedented increase in crude oil prices led to significantly higher costs for oil-derived commodity chemicals, which are used as raw materials. Raw material costs are a primary driver to the Company’s working capital, with a direct impact on inventory carrying costs as well as an indirect impact on selling prices and accounts receivable. Despite the weakening economy, the Company has not experienced any significant change in the payment timing of its receivables and the Company has not changed its own payment practices related to its payables. It is management’s opinion that the Company’s liquidity is sufficient to provide for potential increases in working capital during 2010.

Investing activities for 2009 included capital expenditures of $42.6 million versus $49.8 million for the year 2008. In September 2008, the Company entered into an Internal Revenue Code 1031 tax deferred, like-kind exchange, which included the sale of land at the Company’s Millsdale manufacturing site and the deposit of the land sale proceeds of $8.6 million in a restricted cash investment fund. As of December 31, 2008, the restricted cash balance was $8.5 million. During the first quarter of 2009, this exchange was consummated and the Company recovered the restricted cash balance as an investing source of funds. During 2009, the Company liquidated some investments for deferred compensation plans to make participant payouts. The liquidation of the investments resulted in a cash source of $3.6 million. For 2010, the Company estimates that capital expenditures will be in a range of $65 million to $75 million. The year-to- year increase will be driven largely by capacity expansions in Germany and Brazil.

The Company has purchased treasury shares in the open market from time to time in order to fund its own benefit plans and also to mitigate the dilutive effect of new shares issued under its benefit plans. The Company may also make open market repurchases as cash flows permit when, in management’s opinion, the Company’s shares are undervalued in the market. During 2009, the Company purchased 50,474 common shares for the treasury in the open market at a total cost of $1.9 million. As of December 31, 2009, there were 400,439 shares remaining under the current share repurchase authorization.

As of December 31, 2009, the Company’s cash and cash equivalents totaled $98.5 million, including $58.1 million in two different U.S. money market funds which were each rated AAA by Standard and Poor’s and Aaa by Moody’s. Cash in U.S. demand deposit accounts, fully covered by FDIC insurance, totaled $24.0 million. Cash of the Company’s non-U.S. subsidiaries held outside the U.S. totaled $16.4 million as of December 31, 2009.

Consolidated debt decreased by $38.9 million for 2009, from $143.0 million to $104.1 million. Over the same period, net debt, total debt minus cash (including restricted cash), declined by $120.7 million, from $126.3 million to $5.6 million. This deleveraging was made possible by improved earnings and lower levels of working capital, driven by the impact of lower commodity raw material costs on inventory and receivables. Since December 31, 2008, foreign debt decreased by $29.8 million and U.S. debt decreased by $9.1 million. As of December 31, 2009, the ratio of total debt to total debt plus shareholders’ equity was 26.4 percent, compared to 40.6 percent at December 31, 2008. The ratio of net debt to net debt plus shareholders’ equity was 1.9 percent at December 31, 2009, compared to 37.6 percent as of December 31, 2008.

At December 31, 2009, the Company’s debt included $73.9 million of unsecured private placement loans with maturities extending from 2010 through 2018. These loans are the Company’s primary source of long-term debt financing, and are supplemented by bank credit facilities to meet short and medium term needs. The Company’s debt also included a $28.5 million term loan with its U.S. banks, which has maturities through 2013.

The Company currently also has $58.5 million of credit available under its committed $60.0 million U.S. revolving credit agreement, which will require renewal in April 20, 2011. Despite continuing tightness in the credit markets, the Company anticipates that cash from operations and cash on hand, as well as committed credit facilities, will be sufficient to fund anticipated capital expenditures, working capital, dividends and other planned financial commitments for the foreseeable future.

Certain foreign subsidiaries of the Company maintain bank term loans and short-term bank lines of credit in their respective local currencies to meet working capital requirements as well as to fund capital expenditure programs and acquisitions. As of December 31, 2009, the Company’s European subsidiaries had term loans totaling $0.8 million including current maturities. The European subsidiaries had no short-term bank debt with available borrowing capacity of approximately $32.0 million at that date. The Company’s Mexican subsidiary had debt totaling $0.7 million and the Colombian subsidiary had debt of $0.2 million.

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

The Company was in compliance with all of its loan agreements as of December 31, 2009. Based on current projections, the Company believes it will be in compliance with its loan agreements throughout 2010.

Contractual Obligations

At December 31, 2009, the Company’s contractual obligations, including estimated payments by period, were as follows:

	Payments Due by Period
(Dollars in thousands)	Total	Less than 1 year	1-3 years	3 – 5 years	More than 5 years
Long Term Debt Obligations	$104,084	$10,173	$22,757	$44,013	$27,141
Interest Payments on Debt Obligations (a)	22,577	5,146	8,629	5,257	3,545
Capital Lease Obligations	1,445	289	578	578	—
Operating Lease Obligations	16,956	3,084	4,273	3,123	6,476
Purchase Obligations (b)	29,090	26,462	2,628	—	—
Other (c)	23,398	5,913	3,711	985	12,789

Total	$197,550	$51,067	$42,576	$53,956	$49,951

(a)	Interest payments on debt obligations represent interest on all Company debt at December 31, 2009. The interest payment amounts related to the variable rate component of the Company’s debt assume that interest will be paid at the rates prevailing at December 31, 2009. Future interest rates may change, and therefore, actual interest payments would differ from those disclosed in the above table.
(b)	Purchase obligations consist of raw material, utility and telecommunication service purchases made in the normal course of business.
(c)	The “Other” category comprises deferred revenues that represent commitments to deliver products; expected 2010 required contributions to the Company’s funded defined benefit pension plans; estimated payments related to the Company’s unfunded defined benefit supplemental executive and outside director pension plans; estimated payments (undiscounted) related to the Company’s asset retirement obligations; and environmental remediation payments for which amounts and periods can be reasonably estimated.

The above table does not include $70.0 million of other non-current liabilities recorded on the balance sheet at December 31, 2009, as summarized in Note 15 to the consolidated financial statements. The significant non-current liabilities excluded from the table are defined benefit pension, deferred compensation, environmental and legal liabilities and unrecognized tax benefits for which payment periods can not be reasonably determined.

Pension Plans

The Company has a number of defined benefit pension plans, the most significant of which cover employees in its U.S. and U.K. locations. The U.S. and U.K. plans have been frozen, and service benefit accruals are no longer being made. The underfunded status of the Company’s defined benefit pension plans declined from $39.3 million at December 31, 2008, to $31.5 million at December 31, 2009. Better performance of the investment assets held to fund the liabilities of the Company’s various pension plans coupled with additional cash contributions made to the plans more than offset the effects of 0.5 percent reductions in the discount rates used to calculate pension obligations and accounted for the improvement in the underfunded status. The Company contributed $5.3 million to its funded defined benefit pension plans in 2009. The Company expects to contribute approximately $3.7 million to the plans in 2010. Payments related to the unfunded non-qualified plans will approximate $0.4 million in 2010 compared to $0.2 million in 2009.

Letters of Credit

The Company maintains standby letters of credit under its workers’ compensation insurance agreements and for other purposes as needed from time to time. The insurance letters of credit are renewed annually and amended to the amounts required by the insurance agreements. As of December 31, 2009, the Company had a total of $1.5 million in outstanding standby letters of credit.

Off-Balance Sheet Arrangements

The Securities and Exchange Commission requires disclosure of off-balance sheet arrangements that either have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors. During the periods covered by this Form 10-K, the Company was not party to any such off-balance sheet arrangements.

Environmental and Legal Matters

The Company’s operations are subject to extensive local, state and federal regulations. Although the Company’s environmental policies and practices are designed to ensure compliance with these laws and regulations, future developments and increasingly stringent environmental regulation could require the Company to make additional unforeseen environmental expenditures. The Company will continue to invest in the equipment and facilities necessary to comply with existing and future regulations. During 2009, the Company’s expenditures for capital projects related to the environment were $2.6 million. These projects are capitalized and depreciated over their estimated useful lives, which are typically 10 years. Recurring costs associated with the operation and maintenance of facilities for waste treatment and disposal and managing environmental compliance in ongoing operations at the Company’s manufacturing locations were approximately $15.4 million for 2009 and 2008, and $13.7 million for 2007. While difficult to project, it is not anticipated that these recurring expenses will increase significantly in the future.

Over the years, the Company has received requests for information related to or has been named by the government as a potentially responsible party at a number of waste disposal sites where cleanup costs have been or may be incurred under CERCLA and similar state statutes. In addition, damages are being claimed against the Company in general liability actions for alleged personal injury or property damage in the case of some disposal and plant sites. The Company believes that it has made adequate provisions for the costs it may incur with respect to the sites. See the Critical Accounting Policies section that follows for a discussion of the Company’s environmental liabilities accounting policy. Because reported liabilities are recorded based on estimates, actual amounts could differ from those estimates. After partial remediation payments at certain sites, the Company has estimated a range of possible environmental and legal losses from $7.8 million to $31.9 million at December 31, 2009, compared to $10.8 million to $34.4 million at December 31, 2008. At December 31, 2009, the Company’s accrued liability for such losses, which represents the Company’s best estimate within the estimated range of possible environmental and legal losses, was $17.1 million compared to $16.7 million at December 31, 2008. During 2009, non-capital cash outlays related to legal and environmental matters approximated $3.1 million compared to $2.7 million expended in 2008.

For certain sites, estimates cannot be made of the total costs of compliance or the Company’s share of such costs; consequently, the Company is unable to predict the effect thereof on the Company’s cash flows or results of operations. Management believes that in the event of one or more adverse determinations in any annual or interim period, the impact on the Company’s cash flows or results of operations for those periods could be material. However, based upon the Company’s present belief as to its relative involvement at these sites, other viable entities’ responsibilities for cleanup and the extended period over which any costs would be incurred, the Company believes that these matters will not have a material effect on the Company’s financial position. Certain of these matters are discussed in Item 3, Legal Proceedings, in this Form 10-K and in other filings of the Company with the Securities and Exchange Commission, which are available upon request from the Company. See also Note 16, Contingencies, in the Notes to Consolidated Financial Statements for a summary of the environmental proceedings related to certain environmental sites.

Climate Change Legislation

Based on currently available information, the Company does not believe that existing or pending climate change legislation or regulation is reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows.

Critical Accounting Policies

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America (generally accepted accounting principles). Preparing financial statements in accordance with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The following is a summary of the accounting policies the Company believes are the most important to aid in understanding its financial results.

Deferred Compensation

The Company sponsors deferred compensation plans that allow management to defer receipt of its bonuses and outside directors to defer receipt of their director fees until retirement, departure from the Company or as elected. The Company funds its obligations associated with these plans by purchasing investment assets that match the investment choices made by the plan participants. The investment options include Company common stock and a limited selection of mutual funds. The Company maintains sufficient shares of treasury stock to cover the equivalent number of shares resulting from participants electing the Company common stock option. As a result, the Company must periodically purchase its common shares on the open market. The plans allow for the deferred compensation to grow or decline based on the results of the investment options chosen by the participants. Some plan distributions may be made in cash or Company common stock at the option of the participant. Certain plan distributions can only be made in Company common stock. Upon retirement or departure from the Company, participants receive cash amounts equivalent to the payment date value of the investment choices they have made or Company common stock shares equal to the number of share equivalents held in their account. For deferred compensation obligations that may be settled in cash, appreciation in the value of Stepan Company common stock or the mutual fund options under the plan results in additional compensation expense to the Company. Conversely, declines in the value of Company stock or the mutual funds result in a reduction of compensation expense since such declines reduce the cash obligation of the Company as of the date of the financial statements. It is these market price movements that result in the significant period-to-period fluctuations that impact the Company’s consolidated statements of income. Because the obligations that must be settled only in Company common stock are treated as equity instruments, fluctuations in the market price of the underlying Company stock do not affect earnings.

At December 31, 2009, the Company’s deferred compensation liability was $27.6 million, of which approximately 61 percent represented deferred compensation tied to the performance of the Company’s common stock; the remainder was tied to the mutual fund investment choices. A $1.00 increase in the market price of the Company’s common stock will result in approximately $0.3 million of additional compensation expense. Similarly, a $1.00 reduction in the market price of the common stock will reduce compensation expense by a like amount. The expense or income associated with the mutual fund component will generally fluctuate in line with the overall percentage increase or decrease of the U.S. stock markets.

The mutual fund assets are recorded on the Company’s balance sheet at cost when acquired and adjusted to their market values at the end of each reporting period. On January 1, 2008, the Company elected the fair value option provided by generally accepted accounting principles for the mutual fund investment assets related to its deferred compensation plans. The fair value election for the mutual fund investment assets was made to reduce the income volatility caused by the previous accounting treatment for the Company’s deferred compensation plans. Specifically, beginning in 2008, market value changes for the mutual fund investment assets are recorded in the income statement in the same periods that the offsetting changes in the deferred compensation liabilities are recorded. In 2007, value changes for the mutual fund investments were recorded as direct adjustments to shareholders’ equity in accumulated other comprehensive income. The accounting treatment for the portions of the deferred compensation liabilities that are tied to the Company’s common stock values was not affected by the fair value election. Dividends, capital gains distributed by the mutual funds, unrealized gains and losses and realized gains and losses from sales of mutual fund shares, are recognized as investment income/loss in the “Other, net” line of the consolidated statements of income.

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

FOREIGN CURRENCY EXCHANGE RISK

Because the Company operates globally, its cash flows and operating results are subject to movements in foreign currency exchange rates. The Company manufactures and sells products in many foreign locations and, therefore, believes its currency exchange risk is well diversified. Except as noted below, substantially all the Company’s foreign subsidiaries’ financial instruments are denominated in their respective functional currencies. Gains and losses on unhedged foreign currency transactions are recorded in earnings.

The Company uses short-term forward contracts to mitigate the exposure of certain foreign currency transactions and balances to fluctuating exchange rates. At December 31, 2009, the Company had one forward contract to sell $28.0 million on behalf of its Canadian subsidiary. The Company also had one contract to purchase €0.9 million on behalf of its U.K. subsidiary. Finally, the Company had contracts to buy $0.6 million and $0.4 million on behalf of its French and German subsidiaries, respectively.

Periodically, the Company and its subsidiaries issue U.S. dollar and euro denominated trade receivables or loans to each other. Gains and losses on these transactions are included in income. Foreign currency exposures for the Company’s Canadian and European subsidiaries are essentially all covered by forward contracts as noted above. As of December 31, 2009, the Company had net trade receivables of $3.0 million due from its Brazilian subsidiary. Hypothetical fluctuations of 10 percent in the exchange rate of the Brazilian real would result in a gain or loss of $0.3 million.

INTEREST RATES

The Company’s debt was made up of fixed-rate and variable-rate borrowings totaling $73.9 million and $30.2 million, respectively, as of December 31, 2009. For 2010, it is projected that interest on short-term variable-rate borrowings will total approximately $1.1 million. A hypothetical 10 percent average change to short-term interest rates would result in a $0.1 million increase or decrease to interest expense for 2010.

The fair value of the Company’s fixed-rate debt, including current maturities, was estimated to be $78.5 million as of December 31, 2009, which was approximately $4.6 million above the carrying value. Market risk was estimated as the potential increase to the fair value that would result from a hypothetical 10 percent decrease in the Company’s weighted average long-term borrowing rates at December 31, 2009, or $1.4 million.

The Company’s long-term debt also includes a $28.5 million unsecured bank term loan that carries a contractural interest rate of LIBOR plus 125 basis points. The current market spread over LIBOR for this type of loan would be approximately 263 basis points. As of December 31, 2009, the fair value of this term loan was approximately $1.6 million less than the carrying value. A hypothetical 10 percent decrease in the market borrowing rate would increase the fair value of this loan by $0.3 million.

COMMODITY PRICE RISK

Certain raw materials used in the manufacture of the Company’s products are subject to price volatility caused by weather, petroleum prices, general economic demand and other unpredictable factors. Increased raw material costs are recovered from customers as quickly as the marketplace allows; however, certain customers have arrangements that allow for price changes only on a quarterly basis, and competitive pressures sometimes prevent the recovery of cost increases from customers, particularly in periods where there is excess industry capacity. As a result, for some product lines or market segments it may take time to recover raw material price increases. Periodically, firm purchase commitments are entered into which fix the price of a specific commodity that will be delivered at a future time. Forward contracts are used to aid in managing the Company’s natural gas and electric costs. At December 31, 2009, the Company had open forward contracts for the purchase of 1.0 million dekatherms of natural gas at a cost of $6.9 million. Because the Company has agreed to fixed prices for the noted quantity of natural gas, a hypothetical 10 percent fluctuation in the price of natural gas would cause the Company’s actual natural gas cost to be $0.7 million higher or lower than the market price. Also at December 31, 2009, the Company had contracts to purchase a minimum of 134,000 megawatt hours of electricity at a cost of $7.3 million. Because the Company has agreed to fixed prices for the noted quantity of electricity, a hypothetical 10 percent fluctuation in the price of electricity would cause the Company’s actual electric cost to be $0.7 million higher or lower than the market price.

Item 8.	Financial Statements and Supplementary Data

The following statements and data are included in this item:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Income (For years ended December 31, 2009, 2008 and 2007)

Consolidated Balance Sheets (December 31, 2009 and 2008)

Consolidated Statements of Cash Flow (For years ended December 31, 2009, 2008 and 2007)

Consolidated Statements of Stockholders’ Equity (For years ended December 31, 2009, 2008 and 2007)

Notes to Consolidated Financial Statements

Selected Quarterly Financial Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Stepan Company

Northfield, Illinois

We have audited the accompanying consolidated balance sheets of Stepan Company and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 825, Financial Instruments (formerly FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115), and elected the fair value option for its mutual fund investments as of January 1, 2008. Also, as discussed in Note 1 to the consolidated financial statements, on January 1, 2009, the Company adopted the provisions of FASB ASC Topic 810, Consolidation, as it relates to the adoption of the former FASB Statement No. 160, Noncontrolling Interests in the Consolidated Financial Statements—an amendment of ARB No. 51.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2010, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP

Chicago, Illinois

February 26, 2010

Stepan Company

Consolidated Statements of Income

For the years ended December 31, 2009, 2008 and 2007

(In thousands, except per share amounts)	2009	2008	2007
Net Sales (Note 1)	$1,276,382	$1,600,130	$1,329,901
Cost of Sales	1,043,279	1,430,593	1,188,505

Gross Profit	233,103	169,537	141,396

Operating Expenses:
Marketing	40,434	41,218	36,165
Administrative	51,287	41,600	39,402
Research, development and technical services (Note 1)	36,494	34,437	31,457
Sale of land (Note 20)	—	(8,469)	—
Sale of product line (Note 19)	—	(9,929)	(4,190)
Goodwill impairment charge (Note 4)	—	—	3,467

	128,215	98,857	106,301
Operating Income	104,888	70,680	35,095

Other Income (Expense):
Interest, net (Note 6)	(6,271)	(9,514)	(9,730)
Loss from equity in joint ventures (Note 1)	(3,709)	(2,697)	(416)
Other, net (Note 8)	2,223	(3,591)	(1,234)

	(7,757)	(15,802)	(11,380)

Income Before Provision for Income Taxes	97,131	54,878	23,715
Provision for income taxes (Note 9)	34,028	17,615	8,687

Net Income	63,103	37,263	15,028

Less: Net Income (Loss) Attributable to the Noncontrolling Interest (Note 1)	54	91	(90)

Net Income Attributable to Stepan Company	$63,049	$37,172	$15,118

Net Income Per Common Share Attributable to Stepan Company (Note 18):
Basic	$6.31	$3.81	$1.54

Diluted	$5.84	$3.52	$1.50

Shares Used to Compute Net Income Per Common Share Attributable to Stepan Company (Note 18):
Basic	9,870	9,566	9,316

Diluted	10,796	10,549	10,113

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Stepan Company

Consolidated Balance Sheets

December 31, 2009 and 2008

(Dollars in thousands)	2009	2008
Assets
Current Assets:
Cash and cash equivalents	$98,518	$8,258
Restricted cash (Note 20)	—	8,477
Receivables, less allowances of $6,762 in 2009 and $5,247 in 2008	157,117	188,444
Inventories (Note 5)	74,693	103,243
Deferred income taxes (Note 9)	9,036	10,552
Other current assets	10,228	9,449

Total current assets	349,592	328,423

Property, Plant and Equipment:
Land	12,211	11,865
Buildings and improvements	109,357	106,081
Machinery and equipment	791,254	771,243
Construction in progress	23,355	22,062

	936,177	911,251
Less: accumulated depreciation	687,559	673,085

Property, plant and equipment, net	248,618	238,166

Goodwill, net (Note 4)	4,502	4,410
Other intangible assets, net (Note 4)	4,931	6,307
Long-term investments (Note 2)	10,539	11,351
Other non-current assets	16,021	23,240

Total assets	$634,203	$611,897

Liabilities and Stockholders’ Equity
Current Liabilities:
Current maturities of long-term debt (Note 6)	$10,173	$38,264
Accounts payable	94,666	117,247
Accrued liabilities (Note 14)	58,456	56,624

Total current liabilities	163,295	212,135

Deferred income taxes (Note 9)	2,837	2,137

Long-term debt, less current maturities (Note 6)	93,911	104,725

Other non-current liabilities (Note 15)	83,733	83,667

Commitments and Contingencies (Notes 6 and 16)

Stockholders’ Equity (Note 10):
5 1/2 percent convertible preferred stock, cumulative, voting, without par value; authorized 2,000,000 shares; issued and outstanding 546,396 shares in 2009 and 550,448 shares in 2008	13,660	13,761
Common stock, $1 par value; authorized 30,000,000 shares; issued 11,229,261 shares in 2009 and 10,840,946 shares in 2008	11,229	10,841
Additional paid-in capital	71,267	54,712
Accumulated other comprehensive loss (Note 1)	(25,893)	(40,525)
Retained earnings (approximately $95,653 unrestricted in 2009 and $59,433 in 2008)	250,973	197,481
Less: Treasury stock, at cost, 1,281,046 shares in 2009 and 1,208,857 shares in 2008	(31,951)	(28,126)

Total Stepan Company stockholders’ equity	289,285	208,144

Noncontrolling interest	1,142	1,089

Total stockholders’ equity	290,427	209,233

Total liabilities and stockholders’ equity	$634,203	$611,897

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Stepan Company

Consolidated Statements of Cash Flows

For the years ended December 31, 2009, 2008 and 2007

(Dollars in thousands)	2009	2008	2007
Cash Flows From Operating Activities
Net income	$63,103	$37,263	$15,028
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,171	36,928	37,176
Deferred compensation	7,010	211	2,253
Realized / Unrealized (gain) loss on long-term investments	(1,929)	4,966	(165)
Stock-based compensation	4,754	3,700	1,055
Deferred income taxes	8,190	1,278	4,701
Goodwill impairment charge	—	—	3,467
Sale of land	—	(8,469)	—
Gain on sale of product line	—	(9,929)	(4,190)
Equity in earnings of joint ventures and other non-cash items	5,799	2,646	1,507
Changes in assets and liabilities:
Receivables, net	36,397	(19,058)	(13,512)
Inventories	31,819	(24,044)	(710)
Other current assets	(652)	(1,017)	96
Accounts payable and accrued liabilities	(17,461)	7,761	10,444
Pension liabilities	(4,537)	1,828	(4,025)
Environmental and legal liabilities	429	(578)	(5,271)
Deferred revenues	(645)	(1,398)	(405)
Excess tax benefit from stock options and awards	(3,007)	(2,958)	(374)

Net Cash Provided By Operating Activities	166,441	29,130	47,075

Cash Flows From Investing Activities
Expenditures for property, plant and equipment	(42,631)	(49,778)	(39,815)
Proceeds from sale of product line	—	9,929	6,200
Change in restricted cash	8,477	(8,477)	—
Sale of mutual funds	3,594	933	1,914
Proceeds from sale of land	—	8,634	—
Other, net	(4,182)	(4,287)	(3,617)

Net Cash Used In Investing Activities	(34,742)	(43,046)	(35,318)

Cash Flows From Financing Activities
Revolving debt and notes payable to banks, net	(24,082)	756	6,931
Term loan	—	30,000	—
Other debt borrowings	1,777	4,150	264
Other debt repayments	(16,690)	(17,507)	(12,696)
Dividends paid	(9,557)	(8,863)	(8,431)
Company stock repurchased	(1,927)	—	—
Stock option exercises	6,908	6,813	1,825
Excess tax benefit from stock options and awards	3,007	2,958	374
Other, net	(1,396)	(1,200)	(117)

Net Cash Provided By (Used In) Financing Activities	(41,960)	17,107	(11,850)

Effect of Exchange Rate Changes on Cash	521	(672)	463

Net Increase in Cash and Cash Equivalents	90,260	2,519	370
Cash and Cash Equivalents at Beginning of Year	8,258	5,739	5,369

Cash and Cash Equivalents at End of Year	$98,518	$8,258	$5,739

Supplemental Cash Flow Information
Cash payments of income taxes, net of refunds	$28,809	$7,634	$9,094
Cash payments of interest	$6,887	$9,619	$9,850

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Stepan Company

Consolidated Statements of Stockholders’ Equity

For the years ended December 31, 2009, 2008 and 2007

			STEPAN COMPANY SHAREHOLDERS
(Dollars in thousands)	Total	Comprehensive Income	Convertible Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest
Balance, January 1, 2007	$181,537	$—	$14,321	$10,343	$33,553	$(24,323)	$(14,292)	$161,184	$751
Adoption of uncertain tax position rules—transition adjustment	467	—	—	—	—	—	—	467	—
Issuance of 108,601 shares of common stock under stock option plan	2,434	—	—	108	2,326	—	—	—	—
Purchase of 24,600 shares of common stock	(727)	—	—	—	—	(727)	—	—	—
Conversion of preferred stock to common stock	—	—	(127)	6	121	—	—	—	—
Equity based compensation	1,055	—	—	—	1,055	—	—	—	—
Deferred compensation	75	—	—	—	75	—	—	—	—
Profit sharing (transfer of 11,527 shares of treasury stock)	363	—	—	—	114	249	—	—	—
Net income (loss)	15,028	15,028	—	—	—	—	—	15,118	(90)
Other comprehensive income:
Foreign currency translation adjustments	9,209	9,209	—	—	—	—	9,194	—	15
Unrealized gains/losses on securities:
Unrealized gains arising in period (net of taxes of $244)	385	385	—	—	—	—	385	—	—
Less: reclassification adjustment for gains included in net income (net of taxes of $64)	(101)	(101)	—	—	—	—	(101)	—	—

Net unrealized gain activity in period	284	284	—	—	—	—	284	—	—

Defined benefit pension plans:
Net actuarial gain arising in period (net of taxes of $2,286)	3,735	3,735	—	—	—	—	3,735	—	—
Amortization of prior service cost included in pension expense (net of taxes of $363)	575	575	—	—	—	—	575	—	—
Amortization of actuarial loss included in pension expense (net of taxes of $473)	749	749	—	—	—	—	749	—	—

Net defined pension plan activity in period	5,059	5,059	—	—	—	—	5,059	—	—

Comprehensive income	29,580	29,580	—	—	—	—	—	—	—
Comprehensive income attributable to the noncontrolling interest	(75)	(75)	—	—	—	—	—	—	—
Comprehensive income attributable to Stepan Company	29,655	29,655	—	—	—	—	—	—	—

Cash dividends paid:
Preferred stock ($1.375 per share)	(787)	—	—	—	—	—	—	(787)	—
Common stock (82.50¢ per share)	(7,644)	—	—	—	—	—	—	(7,644)	—
Non-qualified stock option income tax benefit	374	—	—	—	374	—	—	—	—

Balance, December 31, 2007	$206,727	$—	$14,194	$10,457	$37,618	$(24,801)	$245	$168,338	$676

Stepan Company

Consolidated Statements of Stockholders’ Equity

For the years ended December 31, 2009, 2008 and 2007

			STEPAN COMPANY SHAREHOLDERS
(Dollars in thousands)	Total	Comprehensive Income	Convertible Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest
Balance, December 31, 2007	$206,727	$—	$14,194	$10,457	$37,618	$(24,801)	$245	$168,338	$676
Adoption of fair value option—unrealized investment gains transition adjustment	—	—	—	—	—	—	(834)	834	—
Additional interest in Stepan China joint venture	231	—	—	—	—	—	—	—	231
Issuance of 364,009 shares of common stock under stock option plan	9,518	—	—	364	9,154	—	—	—	—
Purchase of 77,685 shares of common stock	(3,689)	—	—	—	—	(3,689)	—	—	—
Conversion of preferred stock to common stock	—	—	(433)	20	413	—	—	—	—
Equity based compensation	3,700	—	—	—	3,700	—	—	—	—
Deferred compensation	692	—	—	—	692	—	—	—	—
Profit sharing (transfer of 16,859 shares of treasury stock)	541	—	—	—	177	364	—	—	—
Net income	37,263	37,263	—	—	—	—	—	37,172	91
Other comprehensive income:
Foreign currency translation adjustments	(21,581)	(21,581)	—	—	—	—	(21,672)	—	91
Defined benefit pension plans:
Net actuarial loss arising in period (net of taxes of $11,410)	(18,669)	(18,669)	—	—	—	—	(18,669)	—	—
Amortization of prior service cost included in pension expense (net of taxes of $6)	16	16	—	—	—	—	16	—	—
Amortization of actuarial loss included in pension expense (net of taxes of $230)	367	367	—	—	—	—	367	—	—
Amortization of transitional obligation include in pension expense (net of taxes $9)	22	22	—	—	—	—	22	—	—

Net defined pension plan activity in period	(18,264)	(18,264)	—	—	—	—	(18,264)	—	—

Comprehensive income	(2,582)	(2,582)	—	—	—	—	—	—	—
Comprehensive income attributable to the noncontrolling interest	182	182	—	—	—	—	—	—	—

Comprehensive income attributable to Stepan Company	(2,764)	(2,764)	—	—	—	—	—	—	—

Cash dividends paid:
Preferred stock ($1.375 per share)	(769)	—	—	—	—	—	—	(769)	—
Common stock (85.00¢ per share)	(8,094)	—	—	—	—	—	—	(8,094)	—
Non-qualified stock option income tax benefit	2,958	—	—	—	2,958	—	—	—	—

Balance, December 31, 2008	$209,233	$—	$13,761	$10,841	$54,712	$(28,126)	$(40,525)	$197,481	$1,089

Stepan Company

Consolidated Statements of Stockholders’ Equity

For the years ended December 31, 2009, 2008 and 2007

			STEPAN COMPANY SHAREHOLDERS
(Dollars in thousands)	Total	Comprehensive Income	Convertible Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest
Balance, December 31, 2008	$209,233	$—	$13,761	$10,841	$54,712	$(28,126)	$(40,525)	$197,481	$1,089
Issuance of 335,644 shares of common stock under stock option plan	8,052	—	—	336	7,716	—	—	—	—
Purchase of 99,561 shares of common stock	(4,466)	—	—	—	—	(4,466)	—	—	—
Conversion of preferred stock to common stock	—	—	(101)	6	95	—	—	—	—
Equity based compensation	4,754	—	—	46	4,708	—	—	—	—
Deferred compensation	689	—	—	—	689	—	—	—	—
Profit sharing (transfer of 27,372 shares of treasury stock)	981	—	—	—	340	641	—	—	—
Net income	63,103	63,103	—	—	—	—	—	63,049	54
Other comprehensive income:
Foreign currency translation adjustments	12,595	12,595	—	—	—	—	12,596	—	(1)
Defined benefit pension plans:
Net actuarial gain arising in period (net of taxes of $1,216)	1,184	1,184	—	—	—	—	1,184	—	—
Amortization of prior service cost included in pension expense (net of taxes of $5)	12	12	—	—	—	—	12	—	—
Amortization of actuarial loss included in pension expense (net of taxes of $498)	822	822	—	—	—	—	822	—	—
Amortization of transitional obligation included in pension expense (net of taxes $7)	18	18	—	—	—	—	18	—	—

Net defined pension plan activity in period	2,036	2,036	—	—	—	—	2,036	—	—

Comprehensive income	77,734	77,734	—	—	—	—	—	—	—
Comprehensive income attributable to the noncontrolling interest	53	53	—	—	—	—	—	—	—

Comprehensive income attributable to Stepan Company	77,681	77,681	—	—	—	—	—	—	—

Cash dividends paid:
Preferred stock ($1.375 per share)	(755)	—	—	—	—	—	—	(755)	—
Common stock (90.00¢ per share)	(8,802)	—	—	—	—	—	—	(8,802)	—
Non-qualified stock option and stock award income tax benefit	3,007	—	—	—	3,007	—	—	—	—

Balance, December 31, 2009	$290,427	$—	$13,660	$11,229	$71,267	$(31,951)	$(25,893)	$250,973	$1,142

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements

For the years ended December 31, 2009, 2008 and 2007

1. Summary of Significant Accounting Policies

Nature of Operations

Stepan Company (the Company) operations consist predominantly of the production and sale of specialty and intermediate chemicals, which are sold to other manufacturers for use in a variety of end products. Principal markets for all products are manufacturers of cleaning and washing compounds (including detergents, shampoos, fabric softeners, toothpastes and household cleaners), paints, cosmetics, food and beverages, agricultural products, plastics, furniture, automotive equipment, insulation and refrigeration.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires Company management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. The Company consolidates all wholly and majority-owned subsidiaries in which the Company exercises controlling influence. The equity method is used to account for investments in which the Company exercises significant but noncontrolling influence. See Joint Ventures below. All intercompany balances and transactions have been eliminated in consolidation.

Joint Ventures

The Company is a partner in three joint ventures: Nanjing Stepan Jinling Chemical Limited Liability Company (Stepan China) in Nanjing, China, Stepan Philippines Inc. in Bauan, Batangas, Philippines, and TIORCO, LLC in Denver, Colorado. Stepan China was formed to manufacture the Company’s aromatic polyester polyols for China’s domestic market. In May 2008, the Company increased its controlling ownership interest in Stepan China from 55 percent to 80 percent. See Note 21. The Company includes Stepan China’s accounts in its consolidated financial statements, and the joint venture partner’s interests in Stepan China’s income and net assets are reported in the “Noncontrolling interest” lines of the consolidated statements of income and the consolidated balance sheets, respectively.

Stepan Philippines Inc. owns and operates a manufacturing facility, which produces surfactants that are sold in the Philippines and Southeast Asia. The Company and its partner each hold a 50 percent interest in the joint venture. The Company’s investment in Stepan

Philippines Inc. is accounted for under the equity method and is included in the “Other non-current assets” line on the consolidated balance sheets. The Company’s share of Stepan Philippines Inc.’s net earnings is included in the “Loss from equity in joint ventures” line of the consolidated statements of income.

In September 2008, the Company entered into an agreement with Nalco Company (Nalco) to form a joint venture, TIORCO, LLC, that markets chemical solutions for increased production of crude oil and gas from existing fields. The joint venture is equally owned and controlled by the Company and Nalco. The Company’s investment in TIORCO, LLC is accounted for using the equity method and is included in the “Other non-current assets” line on the consolidated balance sheets. The Company’s share of TIORCO, LLC’s net earnings is included in the “Loss from equity in joint ventures” line of the consolidated statements of income.

Noncontrolling Interests

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

See consolidated statements of stockholders’ equity for the years ended December 31, 2009, 2008 and 2007 for reconciliations of total equity, Company equity and equity attributable to the noncontrolling interest for the twelve months ended December 31, 2009, 2008 and 2007.

Cash and Cash Equivalents

The Company considers all highly liquid investments with purchased maturities of three months or less to be cash equivalents.

At December 31, 2009, the Company held $58,067,000 of cash in two U.S. money market accounts that are not insured. The money market accounts were rated AAA by Standard and Poor’s and Aaa by Moody’s. In addition, the Company’s foreign subsidiaries held $16,435,000 of cash in non-U.S. bank accounts that are not insured. The remainder of Company cash was held in U.S. demand deposit accounts that were fully insured by the Federal Deposit Insurance Corporation.

Receivables and Credit Risk

Receivables are stated net of allowances for doubtful accounts and other allowances and include primarily trade receivables as well as nontrade receivables from suppliers, governmental tax agencies and others.

The Company is exposed to credit risk on accounts receivable balances. This risk is mitigated by the Company’s large, diverse customer base, which is dispersed over various geographic regions and industrial sectors. No single customer comprised more than 10 percent of the Company’s consolidated net sales in 2009, 2008 or 2007.

The Company maintains provisions for potential credit losses and losses to date have historically been within the Company’s expectations. Specific customer provisions are made when a review of customer creditworthiness and current economic conditions indicate that collection is doubtful. In addition, the Company maintains a general provision in a percentage range of total trade receivables. The general provision range is periodically reviewed and adjusted based on relevant macroeconomic risk factors, including business bankruptcy rates, as well as the Company’s historical collection experience.

The Company also maintains provisions for allowances to active customers that occur in the normal course of business. Such provisions are based on historical averages for similar allowances as well as trade receivable levels.

Below is an analysis of the allowance for doubtful accounts and other accounts receivable allowances for the years ended December 31, 2009, 2008 and 2007:

(In thousands)	2009	2008	2007
Balance, Beginning of Year	$5,247	$3,443	$3,540
Provision charged to income	2,232	2,474	455
Accounts written off, net of recoveries	(717)	(670)	(552)

Balance, End of Year	$6,762	$5,247	$3,443

Inventories

Inventories are valued at cost, which is not in excess of market value, and include material, labor and plant overhead costs. The last-in, first-out (LIFO) method is used to determine the cost of the Company’s U.S. inventories. The first-in, first-out (FIFO) method is used for all other inventories. Inventories priced at LIFO as of December 31, 2009 and 2008, amounted to 70 and 71 percent of total inventories, respectively.

Property, Plant and Equipment

Depreciation of physical properties is provided on a straight-line basis over the estimated useful lives of various assets. Lives used for calculating depreciation are generally 30 years for buildings and 15 years for building improvements. For assets classified as machinery and equipment, lives generally used for calculating depreciation expense are from ten to 15 years for manufacturing equipment, from five to ten years for furniture and fixtures, from three to five years for vehicles and from three to ten years for computer equipment and software. Manufacturing of chemicals is capital intensive with over 90 percent of the assets included in machinery and equipment representing manufacturing equipment. Major renewals and betterments are capitalized in the property accounts, while maintenance and repairs ($37,946,000, $35,170,000, and $30,836,000 in 2009, 2008 and 2007, respectively), which do not renew or extend the life of the respective assets, are charged to operations currently. The cost of property retired or sold and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in income.

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

Fair Value Measurements

In January 2008, the Company adopted the new measurement and disclosure requirements established by the Financial Accounting Standards Board (FASB) for financial assets and liabilities. The new measurement and disclosure rules apply in circumstances where other accounting rules mandate or permit fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The rules established a framework, in the form of a three-level hierarchy, for measuring fair value. The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value. The following describes the hierarchy levels:

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

The Company applies the fair value measurement provisions of the new accounting rules to the financial assets and liabilities carried at fair value on its consolidated balance sheets at December 31, 2009 and 2008 (see Note 2), its debt for disclosure purposes (also Note 2) and its pension plan assets (see Note 13).

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

The Company’s research and development costs are expensed as incurred. These expenses are aimed at discovery and commercialization of new knowledge with the intent that such effort will be useful in developing a new product or in bringing about a significant improvement to an existing product or process. Total expenses were $23,441,000, $22,071,000 and $19,899,000 in 2009, 2008 and 2007, respectively. The balance of expenses reflected on the consolidated statements of income relates to technical services, which include routine product testing, quality control and sales support service.

Operating expenses for 2008 included a $9,929,000 gain on the sale of the Company’s commodity polyurethane systems product lines and an $8,469,000 gain on the sale of land at the Company’s Millsdale manufacturing site. Operating expenses for 2007 included a $4,190,000 gain on the sale of the Company’s specialty esters product line and a $3,467,000 impairment charge for Stepan U.K. goodwill.

Environmental Expenditures

Environmental expenditures that relate to current operations are expensed in cost of sales or capitalized as appropriate. Expenditures that mitigate or prevent environmental contamination and that benefit future operations are capitalized. Capitalized expenditures are depreciated generally utilizing a 10 year life. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable and the cost or range of possible costs can be reasonably estimated. When no amount within the range is a better estimate than any other amount, the minimum is accrued. Some of the factors on which the Company bases its estimates include information provided by feasibility studies, potentially responsible party negotiations and the development of remedial action plans. Because reported liabilities are recorded based on estimates, actual amounts could significantly differ from those estimates. Legal costs related to environmental matters are expensed as incurred (see Note 16).

Goodwill and Other Intangible Assets

Intangible assets include patents, agreements not to compete, trademarks, customer lists, know-how and goodwill, all of which were acquired as part of business or product line acquisitions. The Company separately identifies intangible assets other than goodwill and amortizes them in accordance with their useful lives, generally ranging from five to 15 years. Goodwill is not amortized. Goodwill is tested for impairment in the second quarter of each calendar year or more frequently if an event indicates that impairment may have occurred. In 2007, the Company recorded a $3,467,000 charge against operating income for the impairment of goodwill related to its United Kingdom subsidiary. Finite life intangible assets are tested for impairment when events indicate that impairment may have occurred. For more details see Note 4.

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

In addition, the Company evaluates each tax position it has taken or is expected to take to determine whether it is more likely than not that the tax position will be sustained upon examination by tax authorities. If the tax position meets the more-likely-than-not threshold, the tax benefit recognized in the financial statements is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon effective settlement. Unrecognized tax benefits, which are differences between the tax position taken on a tax return and the amounts recognized in the financial statements, are recorded either as an increase to a tax liability or as a decrease to an income tax receivable. The Company includes estimated interest and penalty amounts related to the unrecognized tax benefits in the tax provision. See Note 9 for detailed information about income taxes.

Translation of Foreign Currencies

Assets and liabilities of consolidated foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at year end. The resulting translation adjustments are included in stockholders’ equity. Revenues and expenses for the consolidated foreign subsidiaries and equity income or losses for the Company’s unconsolidated Philippines joint venture are translated at average exchange rates prevailing during the year. Gains or losses on foreign currency transactions are reflected in the “Other, net” caption of the consolidated statements of income. The foreign exchange gains and losses recognized by year were $189,000 gain in 2009, $1,070,000 gain in 2008 and $2,477,000 loss in 2007.

Stock-Based Compensation

The Company grants stock options and performance stock awards to certain employees under its incentive compensation plans. The Company calculates the fair values of stock options and performance stock awards on the date such instruments are granted. The fair values of the stock option and performance stock awards are then recognized as compensation expense over the vesting periods of the instruments. See Note 11 for detailed information about the Company’s stock-based compensation.

Earnings Per Share

Basic earnings per share amounts are computed based on the weighted-average number of common shares outstanding. Net income used in computing basic earnings per share is net income attributable to the Company reduced by dividends paid to preferred stockholders. Diluted earnings per share amounts are based on the increased number of common shares that would be outstanding assuming the exercise of certain outstanding stock options (under the treasury stock method), the conversion of the convertible preferred stock, (when such conversion would have the effect of reducing earnings per share), and contingent stock awards that are part of incentive stock-based compensation program (see Note 18).

Comprehensive Income and Accumulated Other Comprehensive Income

Comprehensive income includes net income and all other non-owner changes in equity that are not reported in net income. Comprehensive income is disclosed in the consolidated statements of stockholders’ equity.

Accumulated other comprehensive loss as reported in the consolidated balance sheets at December 31, 2009 and 2008, comprised the following:

	December 31
(Dollars in thousands)	2009	2008
Foreign currency translation gains (losses)	$1,084	$(11,512)
Pension liability adjustments (net of income taxes of $16,068 in 2009 and $17,794 in 2008)	(26,977)	(29,013)

Total accumulated other comprehensive loss	$(25,893)	$(40,525)

Segment Reporting

The Company reports financial and descriptive information about its reportable operating segments. Operating segments are components of the Company that have separate financial information that is regularly evaluated by the chief operating decision maker to assess segment performance and allocate resources. The Company discloses segment revenue, operating income, assets, capital expenditures and depreciation and amortization expenses. Enterprise-wide financial information about the revenues derived from the Company’s products, the geographic locations in which the Company earns revenues and holds assets is also disclosed (see Note 17).

Derivative Instruments

Derivative instruments are recognized on the balance sheet as either an asset or a liability measured at fair value. For derivative instruments that are not designated as hedging instruments, changes in the fair values of the derivative instruments are recognized currently in earnings. For derivative instruments designated as hedging instruments, depending on the nature of the hedge, changes in the fair values of the derivative instruments are either offset in earnings against changes in the fair values of the hedged items or recognized in accumulated other comprehensive income until the hedged transaction is recognized in earnings. At the time a hedging relationship is designated, the Company establishes the method it will use for assessing the effectiveness of the hedge and the measurement approach for determining the ineffective aspect of the hedge. The Company held no derivative instruments designated as hedges at December 31, 2009. Company policy prohibits the use of derivative instruments for trading or speculative purposes.

At December 31, 2009 and 2008, the Company held open forward foreign currency exchange contracts and open electric commitments that were not designated as hedges. See Note 3 for details.

At December 31, 2009, the Company had open forward contracts for the purchase of 1.0 million dekatherms of natural gas in 2010 at a cost of $6,908,000. The Company uses forward purchase contracts to minimize its exposure to volatile natural gas prices. Because the Company anticipates taking delivery of the gas for use in its operations, the forward contracts qualify for the normal purchase exception provided under the accounting rules for derivative instruments. As a result, the contracts are not accounted for as derivative instruments. The costs of the natural gas are charged to expense at the time the gas is delivered and used.

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

In June 2009, the FASB issued amendments to the accounting rules for variable interest entities (VIEs) accounting, which are intended to improve financial reporting by providing additional guidance to companies involved with VIEs and by requiring additional disclosures about a company’s involvement in VIEs. These amendments were effective for interim and annual periods beginning after November 15, 2009. Adoption of these amendments will not have a material effect on the Company’s financial position, results of operations or cash flows.

2. Fair Value Disclosures

The following are the financial instruments held by the Company at December 31, 2009 and 2008, and descriptions of the methods and assumptions used to estimate the instruments’ fair values:

Cash and cash equivalents

Carrying value approximates fair value because of the short maturity of the instruments.

Derivative assets and liabilities

Derivative assets and liabilities include the foreign currency exchange and forward electric contracts discussed in Note 3. Fair value and carrying value are the same because the contracts are recorded at fair value. The fair value of the foreign currency contracts was calculated as the difference between the present value of the forward foreign exchange rate at the reporting date and the contracted foreign exchange rate multiplied by the contracted notional amount. The fair value of the electric contracts was calculated by applying the December 31, 2009, market rate for contracts of similar terms to the open electric quantities. See the table that follows these financial instrument descriptions for the reported fair values of derivative assets and liabilities.

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

As noted above, in 2008 the Company elected the fair value option for the mutual fund investment assets related to its deferred compensation plans. The fair value election was made to reduce the income volatility caused by the prior accounting treatment for the Company’s deferred compensation plans. Beginning in 2008, fair value changes for the mutual fund investment assets are recorded in the income statement in the same periods that the offsetting changes in the deferred compensation liabilities are recorded. In prior years, value changes for the mutual fund investments were recorded as direct adjustments to shareholders’ equity in accumulated other comprehensive income. As a result of the fair value election, $834,000 of cumulative unrealized mutual fund investment gains (net of taxes of $540,000), which were included in accumulated other comprehensive income on December 31, 2007, were reclassified into retained earnings in January 2008. For the year ended December 31, 2009, the Company recognized $3,240,000 of unrealized gains on the mutual fund assets compared to $4,999,000 of unrealized losses for the year ended December 31, 2008. The unrealized gains/losses were recorded in the ‘Other, net’ line of the consolidated statements of income.

Debt obligations

The Company’s primary source of long-term debt financing is unsecured private placement notes with fixed interest rates and maturities. The fair value of fixed interest rate debt comprises the combined present values of scheduled principal and interest payments for each of the various loans, individually discounted at rates equivalent to those which could be obtained by the Company for new debt issues with durations equal to the average life to maturity of each loan. The discount rates are based on applicable duration U.S. Treasury rates plus market interest rate spreads to borrowers with credit ratings equivalent to those of the Company. The fair values of the Company’s fixed-rate debt at December 31, 2009 and 2008, including current maturities, was estimated to be $78,545,000 and $72,518,000, respectively, compared to carrying values of $73,896,000 and $82,220,000, respectively.

Debt also includes $28,500,000 for an unsecured term loan that carries a variable interest rate of LIBOR plus a spread of 125 basis points as of December 31, 2009. The current market spread over LIBOR for entities with credit ratings similar to the Company’s is approximately 263 basis points. Using the current market spread to discount the scheduled principal and interest payment outflows calculated under the contractual spread, the Company estimates the fair value of the variable interest unsecured term loan at December 31, 2009, at approximately $26,929,000 compared to a carrying value of $28,500,000. At December 31, 2008, the fair value of the variable interest unsecured term loan was $27,442,000 compared to a carrying value of $30,000,000.

Because of the short-term nature of the remaining Company debt, the fair values for such debt approximate the carrying values.

The following tables present assets and liabilities measured at fair value as of December 31, 2009 and December 31, 2008 and the level within the fair value hierarchy in which the fair value measurements fall:

(Dollars in thousands)	December 2009	Level 1	Level 2	Level 3
Mutual fund assets	$10,539	$10,539	$—	$—
Derivative assets	3	—	3	—

Total assets at fair value	$10,542	$10,539	$3	$—

Derivative liabilities	$1,137	$—	$1,137	$—

Total liabilities at fair value	$1,137	$—	$1,137	$—

(Dollars in thousands)	December 2008	Level 1	Level 2	Level 3
Mutual fund assets	$11,351	$11,351	$—	$—
Derivative assets	455	—	455	—

Total assets at fair value	$11,806	$11,351	$455	$—

Derivative liabilities	$271	$—	$271	$—

Total liabilities at fair value	$271	$—	$271	$—

3. Derivative Instruments

The Company is exposed to certain risks relating to its ongoing business operations. The primary risk managed by the use of derivative instruments is foreign exchange risk. Specifically, the Company holds forward foreign currency exchange contracts that are not designated as any type of accounting hedge, as defined by generally accepted accounting principles. The Company uses these contracts to manage its exposure to exchange rate fluctuations on certain Company subsidiary accounts payable and accounts receivable balances that are denominated in currencies other than the entities’ functional currencies. The forward foreign exchange contracts are recognized on the balance sheet as either an asset or a liability measured at fair value. Gains and losses arising from recording the foreign exchange contracts at fair value are reported in earnings as offsets to the losses and gains reported in earnings arising from the remeasurement of the accounts payable and accounts receivable balances into the applicable functional currencies. At December 31, 2009, the Company had open forward foreign currency exchange contracts, all with expiration dates of three months or less, to buy or sell foreign currencies with a U.S. dollar equivalent of $30,332,000.

At December 31, 2009, the Company also held open forward electric contracts to purchase 107,000 megawatts of electricity at fixed prices in 2010. The Company entered into the contracts to help manage the volatile cost of electricity. The electric contracts were not designated as accounting hedges and did not qualify for the normal purchase exception.

The fair values and line item presentations of derivative instruments reported in the December 31, 2009 and 2008, consolidated balance sheets are displayed below:

		Fair Value
(Dollars in thousands)	Balance Sheet Line Item	December 31, 2009	December 31, 2008
Asset Derivatives
Foreign Currency Contracts	Receivables, net	$3	$455

Liability Derivatives
Foreign Currency Contracts	Accounts Payable	$244	$271
Forward Electric Contracts	Accounts Payable	$893	—

Derivative instrument gains and losses reported in the consolidated income statements for the years ended December 31, 2009 and 2008, are displayed in the table below. Prior to 2008, gains and losses on foreign currency exchange and forward electric contracts were insignificant.

	Income Statement Line Item	Gain / (Loss)
(Dollars in thousands)		2009	2008
Derivative Instrument
Foreign Currency Contracts	Other, net	$2,178	$566
Forward Electric Contracts	Cost of Sales	$(893)	—

4. Goodwill and Other Intangible Assets

The changes in carrying value of goodwill for the years ended December 31, 2009 and 2008 are as follows:

(Dollars in thousands)	Surfactants Segment
	2009	2008
Balance as of January 1
Goodwill	$7,877	$8,010
Accumulated impairment losses	(3,467)	(3,467)

	4,410	4,543

Foreign currency translation	92	(133)
Balance as of December 31
Goodwill	7,969	7,877
Accumulated impairment losses	(3,467)	(3,467)

	$4,502	$4,410

The Company tests its goodwill balances for impairment in the second quarter of each calendar year. The 2009 and 2008 tests indicated no impairment of goodwill. The 2007 test indicated that the goodwill related to its United Kingdom subsidiary (Stepan UK) was impaired. Stepan UK is a reporting unit of the Company’s surfactants reportable segment. The goodwill impairment reflected an estimated reduction in the fair value of Stepan UK’s business as a result of lower discounted cash flow forecasts for the business. Improvements in the reporting unit’s operating results were lower than previous forecasts used to test for impairments. As a result of the impairment, the Company recorded a non-cash $3,467,000 charge against operating income in the second quarter of 2007. The charge equaled the entire balance of Stepan UK’s goodwill. The fair value of Stepan UK was estimated using the present value of future cash flows.

The following table reflects the components of all other intangible assets, which all have finite lives, as of December 31, 2009 and 2008. The year-to-year changes in gross carrying values were due to the effects of currency translation.

	Gross Carrying Value		Accumulated Amortization
	December 31		December 31
(In thousands)	2009	2008	2009	2008
Other Intangible Assets:
Patents	$2,000	$2,000	$1,533	$1,400
Trademarks	5,539	5,499	4,368	3,991
Customer lists	5,254	5,157	4,636	4,359
Know-how (a)	8,543	8,524	6,578	5,994
Non-compete agreements	909	888	199	17

Total	$22,245	$22,068	$17,314	$15,761

(a)	Know-how includes intellectual property rights covering proprietary information, written formulae, trade secrets or secret processes, inventions and developmental products (whether patentable or not), discoveries, improvements, compositions, manufacturing processes, manuals, specifications and technical data.

Aggregate amortization expense for the years ended December 31, 2009, 2008 and 2007, was $1,427,000, $1,294,000 and $1,286,000, respectively. Estimated amortization expense for identifiable intangibles assets for each of the five succeeding fiscal years is as follows:

(In thousands)
For year ended 12/31/10	$1,430
For year ended 12/31/11	$1,430
For year ended 12/31/12	$1,401
For year ended 12/31/13	$670
For year ended 12/31/14	—

5. Inventories

The composition of inventories at December 31, 2009 and 2008, was as follows:

	December 31
(Dollars in thousands)	2009	2008
Finished products	$45,842	$69,152
Raw materials	28,851	34,091

Total inventories	$74,693	$103,243

Inventories are primarily priced using the last-in, first-out (LIFO) inventory valuation method. If the first-in, first-out (FIFO) inventory valuation method had been used for all inventories, inventory balances would have been approximately $24,182,000 and $38,669,000 higher than reported at December 31, 2009, and December 31, 2008, respectively. In 2009, a reduction in U.S. inventories resulted in the liquidation of previous years’ LIFO inventory quantities. The effect of the liquidation was a $799,000 reduction in 2009 pretax profits.

6. Debt

Debt comprises the following:

(Dollars in thousands)	Maturity Dates	December 31 2009	December 31 2008
Unsecured private placement notes
5.69%	2012-2018	$40,000	$40,000
6.86%	2010-2015	25,714	30,000
6.59%	2010-2012	8,182	10,909
Unsecured bank term loan	2010-2013	28,500	30,000
Unsecured U.S. bank debt	2011	—	600
Debt of foreign subsidiaries
Secured bank term loans, foreign currency	2010	776	5,788
Other, foreign currency	2010-2015	912	25,692

Total		104,084	142,989
Less current maturities		10,173	38,264

Long-term debt		$93,911	$104,725

The majority of the Company’s long-term debt financing is unsecured private placement notes issued to insurance companies, totaling $73,896,000 as of December 31, 2009. These notes are denominated in U.S. dollars and have fixed interest rates ranging from 5.69 percent to 6.86 percent. At inception, these notes had final maturities of 13 to 15 years with remaining amortization scheduled from 2010 to 2018.

The Company has a $60,000,000 U.S. revolving credit agreement scheduled to expire in April 2011. The Company also maintains standby letters of credit under its workers’ compensation insurance agreements and for other purposes, as needed from time to time, which are issued under the revolving credit agreement. As of December 31, 2009, the Company had outstanding letters of credit totaling $1,534,000 and no outstanding debt under this agreement. There was $58,466,000 available under the revolving credit agreement as of December 31, 2009.

During 2009, the Company had domestic revolver borrowings at varying rates, which averaged 4.86 percent. The U.S. revolving credit agreement contains three interest rate options from which the Company may choose: 1) LIBOR plus spreads ranging from 0.400 percent to 0.925 percent, depending on the Company’s leverage ratio, 2) the prime rate or 3) market rates in effect from time to time. This agreement requires a facility fee ranging from 0.10 percent to 0.20 percent, which also depends on the leverage ratio. At December 31, 2009, the Company had no borrowings under the revolver.

The Company also carries an unsecured term loan with three U.S. banks. This loan matures in 2013 with remaining amortization of $1,500,000 per year in 2010 through 2012 and $24,000,000 in 2013. This agreement contains two interest rate options from which the Company may choose: 1) LIBOR plus spreads ranging from 1.00 percent to 2.00 percent, depending on the Company’s leverage ratio or 2) the prime rate plus spreads ranging from 0.0 percent to 0.75 percent. This agreement requires the maintenance of certain financial ratios and covenants that are similar to those contained in the $60,000,000 committed bank credit agreement.

The debt of foreign subsidiaries and majority-owned joint ventures is comprised mainly of a $776,000 bank term loan for Europe. The European bank term loan matures in 2010 and bears interest at 90-day EURIBOR plus 1.8 percent. The European subsidiaries had no short-term bank debt at December 31, 2009, with available borrowing capacity of approximately $32,000,000 at that date. Remaining foreign debt is comprised of $658,000 for Mexico, $219,000 for Colombia and $35,000 for France. During 2009, debt of the Company’s foreign subsidiaries decreased by $29,792,000 primarily within its European entities. This debt reduction was made possible by both improved earnings and lower working capital requirements. The Company’s foreign debt is secured only by the assets of the respective entities.

The Company’s loan agreements in the U.S. and France contain provisions, which, among others, require maintenance of certain financial ratios and place limitations on additional debt, investments and payment of dividends. The Company is in compliance with all of its loan agreements as of December 31, 2009. Unrestricted retained earnings were $95,653,000 and $59,433,000 at December 31, 2009 and 2008, respectively.

Debt at December 31, 2009, matures as follows: $10,173,000 in 2010; $8,521,000 in 2011; $14,236,000 in 2012; $34,007,000 in 2013; $10,006,000 in 2014 and $27,141,000 after 2014. Debt maturing in 2010 includes $9,296,000 of scheduled repayments under long-term debt agreements and $877,000 of debt of foreign subsidiaries under short-term working capital loans. These short-term loans are routinely renewed, but could be supplemented or replaced, if necessary, by the Company’s $60,000,000 revolving credit agreement.

Net interest expense for the years ended December 31, 2009, 2008 and 2007, comprised the following:

(Dollars in thousands)	2009	2008	2007
Interest incurred	$6,901	$9,798	$9,953
Interest income	(349)	(244)	(223)

	6,552	9,554	9,730
Capitalized interest	(281)	(40)	—

Interest expense, net	$6,271	$9,514	$9,730

7. Leased Properties

The Company leases certain property and equipment (primarily transportation equipment, buildings and land) under operating leases, which are denominated in local currencies. Total rental expense was $5,445,000, $5,120,000 and $4,881,000 in 2009, 2008 and 2007, respectively.

Consolidated Company minimum future rental payments under operating leases with terms in excess of one year as of December 31, 2009, are:

(Dollars in thousands)	Year	Amount
	2010	$3,084
	2011	2,285
	2012	1,988
	2013	1,711
	2014	1,412
Subsequent to 2014		6,476

Total minimum future rental payments		$16,956

8. Other, Net

Other, net in the consolidated statements of income included the following:

(Dollars in thousands)	2009	2008	2007
Foreign exchange gain (loss)	$189	$1,070	$(2,477)
Investment related income	105	305	1,078
Realized / Unrealized gain (loss) on investments	1,929	(4,966)	165

Other, net	$2,223	$(3,591)	$(1,234)

9. Income Taxes

The provisions for taxes on income and the related income before taxes for the years ended December 31, 2009, 2008 and 2007 were as follows:

(Dollars in thousands)	2009	2008	2007
Taxes on Income
Federal
Current	$11,969	$5,232	$1,004
Deferred	5,896	1,251	3,215
State
Current	2,407	1,086	382
Deferred	607	(188)	268
Foreign
Current	11,462	10,019	2,600
Deferred	1,687	215	1,218

Total	$34,028	$17,615	$8,687

Income before Taxes
Domestic	$57,507	$23,380	$14,097
Foreign	39,624	31,498	9,618

Total	$97,131	$54,878	$23,715

The variations between the effective and statutory U.S. federal income tax rates are summarized as follows:

(Dollars in thousands)	2009 Amount	%	2008 Amount	%	2007 Amount	%
Federal income tax provision at statutory tax rate	$33,996	35.0	$19,207	35.0	$8,300	35.0
State tax provision on income less applicable federal tax benefit	1,959	2.0	584	1.1	423	1.8
Foreign income taxed at different rates	(720)	(0.7)	(789)	(1.4)	452	1.9
Effect of equity in foreign joint venture	425	0.4	(122)	(0.2)	427	1.8
Domestic production activities deduction	(699)	(0.7)	—	—	(74)	(0.3)
U.S. tax credits (a)	(837)	(0.9)	(1,308)	(2.4)	(1,925)	(8.1)
Non-deductible expenses and other items, net (b)	(96)	(0.1)	43	—	1,084	4.5

Total income tax provision	$34,028	35.0	$17,615	32.1	$8,687	36.6

(a)	During 2009, the Company generated biodiesel credits of $80,000 compared to $1,059,000 in 2008 and $1,659,000 in 2007.
(b)	2007 includes $581,000 for the tax effect on the gross-up of pretax earnings due to biodiesel credits, $201,000 in adjustments for federal income tax contingencies and $302,000 for the effects on various non-deductible expenses.

At December 31, 2009 and 2008, the tax effects of significant temporary differences representing deferred tax assets and liabilities were as follows:

(Dollars in thousands)	2009	2008
Deferred Tax Liabilities:
Depreciation	$(36,338)	$(29,985)
Amortization of intangibles	(208)	(66)
Inventories	(8)	—

	$(36,554)	$(30,051)

Deferred Tax Assets:
Pensions	$12,856	$15,591
State income tax accrual	171	218
Deferred revenue	1,489	1,589
Other accruals and reserves	8,707	6,132
Inventories	—	605
Legal and environmental accruals	7,739	7,698
Deferred compensation	12,434	12,618
Bad debt and rebate reserves	2,234	1,865
Subsidiaries net operating loss carryforwards	71	56
Tax credit carryforward	358	2,670
Other	3	5

	$46,062	$49,047

Valuation Allowance	$—	$(56)

Net Deferred Tax Assets	$9,508	$18,940

Reconciliation to Consolidated Balance Sheet:
Current deferred tax assets	$9,036	$10,552
Non-current deferred tax assets (in other non-current assets)	3,309	10,525
Non-current deferred tax liabilities	(2,837)	(2,137)

Net Deferred Tax Assets	$9,508	$18,940

Undistributed earnings of foreign subsidiaries and related companies that are deemed to be permanently reinvested amounted to $104,624,000 at December 31, 2009, compared to $78,402,000 at December 31, 2008. In general, the Company reinvests earnings of foreign subsidiaries in their operations indefinitely. However, the Company will repatriate earnings from a subsidiary where excess cash has accumulated and it is advantageous for tax or foreign exchange reasons. Because of the probable availability of foreign tax credits, it is not practicable to estimate the amount, if any, of the deferred tax liability on earnings reinvested indefinitely.

Tax loss carryforwards at December 31, 2009, amounted to $255,000 compared with $165,000 at the end of 2008. All of the tax loss carryforwards have an indefinite carryforward period. Tax credit carryforwards at December 31, 2009, amounted to $358,000 compared to $2,670,000 at December 31, 2008. Of the tax credit carryforwards, $89,000 expire in 2013, $115,000 expire in 2014, $34,000 expire in 2017, $59,000 expire in 2018 and $61,000 expire in 2019.

At December 31, 2009, the Company had no valuation allowances. At December 31, 2008, the Company had valuation allowances of $56,000, which was attributable to the tax loss carryforward in Brazil.

As of December 31, 2009 and 2008, unrecognized tax benefits totaled $2,566,000 and $1,347,000, respectively. The amount of unrecognized tax benefits that, if recognized, would favorably affect the Company’s effective income tax rate in any future periods, net of the federal benefit on state issues, was approximately $2,274,000, $1,111,000 and $1,454,000 at December 31, 2009, 2008 and 2007, respectively. The Company does not believe that the amount of unrecognized tax benefits related to its current uncertain tax positions will change significantly over the next 12 months.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as income tax expense. In 2009, $79,000 of net interest and penalty expense was recognized compared to $28,000 of net interest and penalty income in 2008 and $89,000 of net interest and penalty expense in 2007. At December 31, 2009, the liability for interest and penalties was $514,000 compared to $435,000 at December 31, 2008.

The Company files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company is not subject to U.S. federal income tax examinations by tax authorities for years before 2006. Some foreign jurisdictions and various U.S. states jurisdictions may be subject to examination back to 2003.

Below are reconciliations of the January 1 and December 31 balances of unrecognized tax benefits for 2009, 2008 and 2007:

(Dollars in thousands)	2009	2008	2007
Unrecognized tax benefits, opening balance	$1,347	$1,705	$1,599
Gross increases – tax positions in prior period	921	67	88
Gross increases – current period tax positions	554	38	110
Settlements	—	(4)	—
Lapse of statute of limitations	(256)	(459)	(92)

Unrecognized tax benefits, ending balance	$2,566	$1,347	$1,705

10. Stockholders’ Equity

The Company’s preferred stock is convertible at the option of the holder at any time (unless previously redeemed) into shares of common stock at a conversion of 1.14175 shares of common stock for each share of preferred stock. Dividends on preferred stock, which are cumulative from the date of original issue, accrue at a rate of $1.375 per share per annum. The Company may not declare and pay any dividend or make any distribution of assets (other than dividends or other distribution payable in shares of common stock) or redeem, purchase or otherwise acquire, shares of common stock, unless all accumulated and unpaid preferred dividends have been paid or are contemporaneously declared and paid. The preferred stock is subject to optional redemption by the Company, in whole or in part, at any time, at a redemption price of $25 per share plus accrued and unpaid dividends thereon to the date fixed for redemption. Preferred stock is entitled to 1.14175 votes per share on all matters submitted to stockholders for action and votes together with the common stock as a single class, except as otherwise provided by law or the Certificate of Incorporation of the Company. There is no mandatory redemption or sinking fund obligation with respect to the preferred stock.

At December 31, 2009 and 2008, treasury stock consisted of 1,281,046 and 1,208,857 shares of common stock, respectively.

11. Stock-based Compensation

On December 31, 2009, the Company had stock options outstanding under its 1992 Stock Option Plan (1992 Plan) and 2000 Stock Option Plan (2000 Plan) and stock options and stock awards outstanding under its 2006 Incentive Compensation Plan (2006 Plan). Stock options and stock awards are granted to executives, key employees and outside directors. No further options or awards may be granted under the 1992 Plan or the 2000 Plan. The 2006 Plan authorized the award of 1,000,000 shares of the Company’s common stock for stock options, stock appreciation rights and stock awards. At December 31, 2009, there were 463,720 shares available for grant under the 2006 Plan. Compensation expense charged against income for all plans was $4,754,000, $3,700,000 and $1,055,000 for the years ended December 31, 2009, 2008 and 2007, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $1,821,000, $1,467,000 and $319,000 for the years ended December 31, 2009, 2008 and 2007, respectively. The following provides information regarding the stock option and stock award grants.

Stock Options

Under all plans, stock option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. The market price is defined and calculated as the average of the opening and closing prices for Company common stock on the grant date as reported in the New York Stock Exchange – Composite Transactions. The option awards generally vest based on two years of continuous service and have 8- to 10-year contractual terms. The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model incorporating the assumptions noted in the following table. Expected volatility is based on the historical volatility of the Company’s stock. The Company also uses historical data to estimate the expected term of options granted. The risk-free rate is the U.S. Treasury note rate that corresponds to the expected option term at the date of grant.

	For the Years Ended December 31
	2009	2008	2007
Expected dividend yield	2.80%	2.87%	3.00%
Expected volatility	38.20%	30.56%	25.73%
Expected life	6.5 years	6.1 years	6.0 years
Risk-free interest rate	2.22%	3.01%	4.69%

A summary of option activity under the Company’s stock option plans for the year ended December 31, 2009, is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Options
Outstanding at January 1, 2009	981,935	$26.06
Granted	145,560	36.90
Exercised	(335,644)	23.99
Cancelled/Forfeited	(3,069)	35.42

Outstanding at December 31, 2009	788,782	28.91	4.80	28,321

Vested or expected to vest at December 31, 2009	780,256	28.82	4.78	28,083

Exercisable at December 31, 2009	522,096	25.84	3.85	20,345

The weighted-average grant-date fair values of options awarded during the years ended December 31, 2009, 2008 and 2007 were $11.15, $8.13 and $7.55, respectively. The total intrinsic values of options exercised during the years ended December 31, 2009, 2008, and 2007 were $9,976,000, $7,806,000, and $967,000, respectively.

As of December 31, 2009, there was $913,000 of total unrecognized compensation cost related to unvested stock options granted under the Company’s stock option plans. That cost is expected to be recognized over a weighted-average period of 1.1 years.

Cash received from stock option exercises under the Company’s stock option plans for the years ended December 31, 2009, 2008, and 2007 was $6,908,000, $6,813,000 and $1,825,000, respectively. The actual tax benefit realized for the tax deductions from stock option exercises totaled $2,844,000, $2,958,000, and $374,000 for the years ended December 31, 2009, 2008, and 2007, respectively.

Stock Awards

In 2007, 2008, and 2009, the Company granted stock awards under the 2006 Incentive Compensation Plan. The stock awards vest only upon the Company’s achievement of certain levels of consolidated net income and return on invested capital by the end of the specified measurement period, which is December 31, 2009, 2010 and 2011 for the 2007, 2008 and 2009 awards, respectively. The number of Company shares of common stock ultimately distributed, if any, is contingent upon the level of consolidated net income and return on invested capital attained. The fair value of stock awards equals the grant-date market price of the Company’s common stock, discounted for the estimated amount of dividends that would not be received during the measurement period. Compensation expense is recorded each reporting period based on the probable number of awards that will ultimately vest given the projected level of consolidated net income and return on invested capital. If at the end of the measurement period the performance objectives are not met, no compensation cost is recognized and any compensation expense recorded in prior periods is reversed.

A summary of stock award activity for the year ended December 31, 2009, is presented below:

	Shares	Weighted-Average Grant Date Fair Value
Unvested Stock Awards
Unvested at January 1, 2009	185,000	$29.49
Granted	74,300	34.24
Vested	(89,977)	29.31
Forfeited	(7,962)	31.65

Unvested at December 31, 2009	161,361	31.67

As of December 31, 2009, under the current Company assumption as to the number of stock award shares that will probably vest at the measurement periods ended December 31, 2010 and 2011, there was $2,485,000 of unrecognized compensation cost related to unvested stock awards. That cost is expected to be recognized over a period of 1.6 years.

In general, it is the Company’s policy to issue new shares of its common stock upon the exercise of stock options or the vesting of stock awards.

12. Deferred Compensation

The Company sponsors deferred compensation plans that allow management to defer receipt of its annual bonuses and outside directors to defer receipt of their fees until retirement, departure from the Company or as elected. Compensation expense and the related deferred compensation obligation are recorded when the underlying compensation is earned. Over time, the deferred obligation may increase or decrease based on the performance results of investment options chosen by the plan participants. The investment options include Company common stock and a limited selection of mutual funds. The Company maintains sufficient shares of treasury stock to cover the equivalent number of shares that result from participants elections of the Company common stock investment option. As a result, the Company must periodically purchase its common shares in the open market. The Company purchases shares of the applicable mutual funds to fund the portion of its deferred compensation liabilities tied to such investments.

Some plan distributions may be made in cash or Company common stock at the option of the participant. Certain plan distributions can only be made in Company common stock. For deferred compensation obligations that may be settled in cash, the Company must record appreciation in the market value of the investment choices made by participants as additional compensation expense. Conversely, declines in the market value of the investment choices reduce compensation expense. Increases and reductions of compensation expense are recorded in the “Administrative” expense line of the consolidated statements of income. The additional compensation expense resulting from the appreciation of the market value and earnings of the selected investment options was $7,010,000 in 2009, $211,000 in 2008 and $2,253,000 in 2007. The Company’s deferred compensation liability was $27,619,000 and $24,650,000 at December 31, 2009 and 2008, respectively.

Because the obligations that must be settled only in Company common stock are treated as equity instruments, fluctuations in the market price of the underlying Company stock do not affect earnings.

13. Postretirement Benefit Plans

Defined Benefit Plans

The Company sponsors various funded qualified and unfunded non-qualified defined benefit pension plans, the most significant of which cover employees in the U.S. and U.K. locations. The U.S. and U.K. defined benefit pension plans were frozen and service benefits ceased to accrue in the following years:

•	2005 – Outside Directors Plan (unfunded)

•	2006 – U.S. Salaried Plan (funded), Maywood Hourly Plan (funded), Supplemental Executive Plan (unfunded) and Stepan UK Plan (funded)

•	2007 – Millsdale portion of the Millsdale/Anaheim Hourly Plan (funded)

•	2008 – Anaheim portion of the Millsdale/Anaheim Hourly Plan (funded)

Benefits earned through the applicable freeze date are available to participants when they retire, in accordance with the terms of the plan. In addition, the Company established defined contribution plans to replace the frozen defined benefit pension plans.

Obligations and Funded Status at December 31

	United States		United Kingdom
(Dollars in thousands)	2009	2008	2009	2008
Change in benefit obligation
Benefit obligation at beginning of year	$110,935	$103,545	$13,042	$18,256
Service cost	—	2	—	—
Interest cost	6,963	6,524	856	986
Actuarial (gain ) loss	5,436	4,435	3,904	(971)
Benefits paid	(3,775)	(3,571)	(355)	(464)
Foreign exchange impact	—	—	1,609	(4,765)

Benefit obligation at end of year	$119,559	$110,935	$19,056	$13,042

	United States		United Kingdom
(Dollars in thousands)	2009	2008	2009	2008
Change in plan assets
Fair value of plan assets at beginning of year	$75,680	$94,486	$9,015	$14,522
Actual return on plan assets	18,213	(15,897)	1,686	(1,961)
Employer contributions	3,398	662	2,144	352
Benefits paid	(3,775)	(3,571)	(355)	(464)
Foreign exchange impact	—	—	1,132	(3,434)

Fair value of plan assets at end of year	$93,516	$75,680	$13,622	$9,015

Funded status at end of year	$(26,043)	$(35,255)	$(5,434)	$(4,027)

The amounts recognized in the consolidated balance sheets at December 31 consisted of

	United States		United Kingdom
(Dollars in thousands)	2009	2008	2009	2008
Current liability	$(350)	$(356)	$—	$—
Non-current liability	(25,693)	(34,899)	(5,434)	(4,027)

Net amount recognized	$(26,043)	$(35,255)	$(5,434)	$(4,027)

The amounts recognized in accumulated other comprehensive income at December 31 consisted of

	United States		United Kingdom
(Dollars in thousands)	2009	2008	2009	2008
Net actuarial loss	$37,086	$43,620	$5,658	$2,922

Below is information for pension plans with accumulated benefit obligations in excess of plan assets at December 31:

	United States		United Kingdom
(Dollars in thousands)	2009	2008	2009	2008
Projected benefit obligation	$119,559	$110,935	$19,056	$13,042
Accumulated benefit obligation	119,559	110,935	19,056	13,042
Fair value of plan assets	93,516	75,680	13,622	9,015

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income

Net periodic pension costs for the years ended December 31, 2009, 2008 and 2007 were as follows:

	United States			United Kingdom
(Dollars in thousands)	2009	2008	2007	2009	2008	2007
Service cost	$—	$2	$343	$—	$—	$—
Interest cost	6,963	6,524	6,305	856	986	968
Expected return on plan assets	(7,487)	(7,915)	(7,326)	(599)	(920)	(958)
Amortization of prior service cost	—	—	120	—	—	—
Amortization of net loss	1,244	599	1,222	81	—	—
Curtailment loss	—	—	1,426	—	—	—

Net periodic benefit cost (income)	$720	$(790)	$2,090	$338	$66	$10

Other changes in plan assets and benefit obligations recognized in other comprehensive income for the years ended December 31, 2009, 2008 and 2007, were as follows:

	United States			United Kingdom
(Dollars in thousands)	2009	2008	2007	2009	2008	2007
Net actuarial (gain) loss	$(5,290)	$28,247	$(5,592)	$2,817	$1,910	$(823)
Amortization of prior service cost	—	—	(120)	—	—	—
Prior service cost recognized in curtailment loss	—	—	(818)	—	—	—
Amortization of net actuarial loss	(1,244)	(599)	(1,222)	(81)	—	—

Total recognized in other comprehensive income	$(6,534)	$27,648	$(7,752)	$2,736	$1,910	$(823)

Total recognized in net periodic benefit cost and other comprehensive income	$(5,814)	$26,858	$(5,662)	$3,074	$1,976	$(813)

The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2010 are as follows:

(Dollars in thousands)	United States	United Kingdom
Net actuarial loss	$2,138	$288

Estimated Future Benefit Payments

(Dollars in thousands)	United States	United Kingdom
2010	$4,767	$175
2011	5,279	179
2012	5,780	200
2013	6,310	247
2014	6,816	315
2015 – 2019	40,090	2,368

Assumptions

The weighted-average assumptions used to determine benefit obligations at December 31 were as follows:

	United States		United Kingdom
	2009	2008	2009	2008
Discount rate	6.00%	6.50%	5.70%	6.20%

The weighted-average assumptions used to determine net periodic benefit costs for years ended December 31 were as follows:

	United States			United Kingdom
(Dollars in thousands)	2009	2008	2007	2009	2008	2007
Discount rate	6.50%	6.40%	6.00%	6.20%	5.80%	5.10%
Expected long-term return on plan assets	8.00%	8.50%	8.50%	5.88%	6.76%	6.72%

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

Investment Strategies and Policies

U.S. Plans

Plan assets are invested using active investment strategies, as compared to passive or index investing. An investment management firm hires and monitors underlying investment management firms for each asset category. Managers within each asset category cover a range of investment styles and approaches and are combined in a way that controls for capitalization and style biases (for equities), and interest rate risk (for fixed income, or bonds) versus benchmark indexes, while focusing primarily on stock and bond selection to improve returns. International equities use the same capitalization and style biases, but do so for non-US companies from developed countries. Real estate uses private core real estate strategies, which provide stable and high levels of current income and enhanced core strategies, which seek slightly higher returns emphasizing appreciation. Absolute return investments produces low volatility returns with a low correlation to traditional assets by combining individual hedge funds that can generate positive returns in a variety of markets.

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

Fixed Income (Debt): Bonds or notes issued or guaranteed by the U.S. government, and to a lesser extent, by non-U.S. governments, or by their agencies or branches, mortgage backed securities, including collateralized mortgage obligations, corporate bonds and dollar-denominated debt securities issued in the U.S. by non-U.S. banks and corporations. Up to 20 percent of the fixed income assets may be in debt securities that are below investment grade. The target allocation for fixed income is 30 percent.

Real Estate: Private real estate funds using office, apartment, industrial, retail, and other property types. No greater than 40 percent can be invested with any advisor, no more than 33 percent in any fund, no greater than 33 percent in any of eight U.S. regions, and portfolio leverage is generally targeted at less than 30 percent. The target allocation for real estate is four percent.

Absolute Return Investments (Hedge Funds): Utilizes fund of funds approach using long/short, market neutral, event-driven, convertible arbitrage, and fixed income arbitrage strategies. The target allocation for absolute return is zero percent.

Employer Securities: The retirement Plans also hold shares of the Company’s common stock, which are purchased or sold by the trustee from time to time, as directed by the Plan Committee. The Plans did not purchase or sell employer securities during 2009 or 2008. The target allocation for employer securities is 15 percent.

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

U.K. Plan

The objective of the U.K. defined benefit pension fund investment strategy is to maximize the long term rate of return on plan assets within a medium level of risk in order to minimize the cost of providing pension benefits. To that end, the plan assets are invested in an actively managed pooled fund of funds that diversifies its holdings among equity securities, debt securities, property and cash. Essentially, the plan is to hold equities and property to back the benefits of participants yet to retire and bonds and cash to back current pensioners. Although there are no formal target allocations for the plan assets, the fund will generally be heavily invested in equity securities. Equity securities are selected from U.K., European, U.S. and emerging market companies. Bonds comprise both U.K. government notes and bonds of U.K. and other countries’ corporate notes. There are no specific prohibited investments, but the current managed fund will not allocate assets to derivatives or other financial hedging instruments. Plan trustees meet regularly with the fund manager to assess the fund’s performance and to reassess investment strategy.

At December 31, 2009, equities within the pooled pension fund comprised 76 percent U.K. companies, 11 percent other European companies, eight percent U.S. companies and five percent companies from other regions of the world. The equities are spread across growth and value styles. Fixed income instruments within the pooled pension fund were split about equally between U.K. government fixed interest bonds and AA-rated corporate bonds.

Included in plan assets are insurance contracts purchased by the plan trustees to provide pension payments for specific retirees. In past years, at the time a plan participant retired, the plan trustee would at times choose to purchase insurance contracts to cover the future payments due the retiree. This practice is no longer followed. The contracts are revocable, and the related plan obligations are not considered settled. Therefore, the plan assets and obligations include the insured amounts.

Plan Assets

The Company’s asset allocations for its pension plans at December 31, 2009 and 2008, by asset category and level within the fair value hierarchy in which the fair value measurement falls, were as follows:

U.S. Plans

	December 31, 2009
Dollars in thousands	Level 1	Level 2	Level 3	Total
Equity securities
Common/Collective Trust Funds	$—	$40,765	$—	$40,765
Company Common Stock	26,933	—	—	26,933
Fixed income
Common/Collective Trust Funds	—	23,326	—	23,326
Hedge Fund	—	—	354	354
Real Estate
Common/Collective Trust Funds	—	—	2,138	2,138

Total	$26,933	$64,091	$2,492	$93,516

	December 31, 2008
Dollars in thousands	Level 1	Level 2	Level 3	Total
Equity securities
Common/Collective Trust Funds	$—	$29,200	$—	$29,200
Company Common Stock	19,527	—	—	19,527
Fixed income
Common/Collective Trust Funds	—	22,208	—	22,208
Hedge Fund	—	—	986	986
Real Estate
Common/Collective Trust Funds	—	—	3,759	3,759

Total	$19,527	$51,408	$4,745	$75,680

The increases in the total value and percent of total plan assets of the Company’s common stock was due to the increase in share price of Company stock ($64.81 at December 31, 2009 compared to $46.99 per share at December 31, 2008). Company stock has performed better than other equity securities in the pension portfolio over the past two years.

Following is a description of the valuation methodologies used for plan assets measured at fair value. There have been no changes in the methodologies used at December 31, 2009.

Individual equity securities, including employer securities, are valued as determined by quoted market prices on the New York Stock Exchange.

Units of collective trusts, pooled investments by institutional investors, are valued by the trustee based primarily on price data for the underlying investments as provided by third-party pricing vendors. Assets in collective trusts consist mainly of equities, fixed income and real estate, which are valued as follows:

1.	Equities represent the largest asset category and are valued according to the exchange-quoted market prices of the underlying investments.

2.	Fixed income investments do not have equivalent trading exchanges. Instead, fixed income investments are valued primarily through a technique known as “evaluated bid” to produce a price that would be reflected in the market. Evaluated bid modeling includes factors such as the interest rate on the coupon, maturity, rating, cash flow projections and other factors. A very small percentage of fixed income assets may be valued by broker quotes from a list of brokers approved in advance by the trustee.

3.	Real estate investments are valued using specific market value information generated from the underlying funds in which the collective fund invests. This information is compiled and combined with other assets and/or liabilities of the fund to determine the real estate fund’s unit value.

Market value changes within asset categories for which fair value measurements use significant unobservable inputs (Level 3) were as follows during 2008 and 2009:

Dollars in thousands	Real Estate Equity Fund	Hedge Fund	Total
Market value, December 31, 2007	$4,280	$2,996	$7,276
Purchases at cost	—	—	—
Sale proceeds	(563)	(1,516)	(2,079)
Realized gain (loss)	215	87	302
Change in unrealized gain (loss)	(173)	(581)	(754)
Transfers in (out) of Level 3	—	—	—

Market value, December 31, 2008	$3,759	$986	$4,745
Purchases at cost	—	—	—
Sale proceeds	(136)	(449)	(585)
Realized gain (loss)	21	(141)	(120)
Change in unrealized gain (loss)	(1,506)	(42)	(1,548)
Transfers in (out) of Level 3	—	—	—

Market value, December 31, 2009	$2,138	$354	$2,492

U.K. Plan

	December 31, 2009
Dollars in thousands	Level 1	Level 2	Level 3	Total
Cash	$1,207	$—	$—	$1,207
Equity securities
Pooled Pension Funds	—	6,981	—	6,981
Fixed income
Pooled Pension Funds	—	2,310	—	2,310
Real Estate
Pooled Pension Funds	—	861	—	861
Insurance Contracts	—	—	2,263	2,263

Total	$1,207	$10,152	$2,263	$13,622

	December 31, 2008
Dollars in thousands	Level 1	Level 2	Level 3	Total
Cash	$547	$—	$—	$547
Equity securities
Pooled Pension Funds	—	4,403	—	4,403
Fixed income
Pooled Pension Funds	—	1,621	—	1,621
Real Estate
Pooled Pension Funds	—	652	—	652
Insurance Contracts	—	—	1,792	1,792

Total	$547	$6,676	$1,792	$9,015

Units of each of the pooled funds are valued by the trustee based on quoted market prices of the underlying investments (the underlying assets are either exchange traded or have readily available markets).

Market value changes within asset categories for which fair value measurements use significant unobservable inputs (Level 3) were as follows during 2008 and 2009:

(Dollars in thousands)	Insurance Contracts
Market value, December 31, 2007	$2,414
Sale proceeds (benefit payments)	(176)
Change in unrealized gain(loss)	200
Foreign exchange impact	(646)

Market value, December 31, 2008	$1,792
Sale proceeds (benefit payments)	(154)
Change in unrealized gain(loss)	420
Foreign exchange impact	205

Market value, December 31, 2009	$2,263

Long-term Rate of Return for Plan Assets

U.S. Plans

The overall expected long-term rate of return on assets of 8.0 percent is based on plan asset allocation, capital markets forecasts and expected benefits of active investment management. For fixed income, the expected return is 5.2 percent. This assumption includes the yield on the five-year zero-coupon U.S. Treasury bond as the base rate along with historical data from the U.S. Treasury yield curve. For equities, the expected return is 8.5 percent. This return is based on a blended average of three different statistical models that each incorporates multiple factors including, for example, inflation, Gross Domestic Product and the Fed Funds Target Rate. For real estate, the expected return is 6.6 percent. For absolute return, the expected return is 7.1 percent.

The overall investment return forecast reflects the target allocations and the capital markets forecasts for each asset category, plus a premium for active asset management expected over the long-term.

U.K. Plan

The overall expected long term return on plan assets is a weighted average of the expected long term returns for equity securities, debt securities and other assets. The redemption yield at the measurement date on U.K. government fixed interest bonds and the yield on corporate bonds are used as proxies for the return on the debt portfolio. The returns for equities and property are estimated as a premium of three percent added to the risk-free rate. Cash is assumed to have a long-term return of four percent.

Other Defined Benefit Plans

The Company maintains unfunded defined benefit plans in other foreign locations. The liabilities and expenses associated with these plans are not material to the Company’s consolidated financial statements. Discount rates for these plans are determined based on local interest rates and plan participant data.

Cash Flows

The Company expects to contribute approximately $2,757,000 and $921,000 to its funded U.S. qualified and UK defined benefit pension plans, respectively, in 2010. The Company also expects to pay $350,000 in 2010 related to its unfunded non-qualified pension plans.

Defined Contribution Plans

Defined contribution plan expense was $4,811,000 for the year ended December 31, 2009, compared to $7,351,000 for the year ended December 31, 2008 and $4,716,000 for the year ended December 31, 2007. Expense for 2008 was greater than expense for 2009 and 2007 due primarily to the acceleration of discretionary transition contributions. When the Company froze its U.S. salaried defined benefit pension plan in 2006, a funded defined contribution plan was established that provided for fixed Company contributions and additional discretionary transition contributions to employee retirement accounts. The additional discretionary transition contributions were instituted to partially compensate certain U.S. employees for the loss in benefits resulting from freezing the defined benefit plans. In September 2008, the Company’s Board of Directors approved an acceleration of a portion of the transition contribution. As a result, $1,927,000 of additional transition contribution expense was recorded in the third quarter ended September 30, 2008.

The Company also sponsors a funded qualified profit sharing plan for its U.S. salaried employees and for some hourly employees. Company contributions are determined each year using a formula that is tied to Company profits. The contributions are allocated to participant accounts on the basis of participant base earnings. Profit sharing expense was $4,985,000, $2,158,000 and $1,103,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

In addition to the Company sponsored profit sharing plan, certain foreign locations are required by law to make profit sharing contributions to employees based on statutory formulas. In 2009, the Company recognized $1,572,000 of expense related to the statutory plans compared to $526,000 in 2008. Improved European earnings caused the year-to-year increase. 2007 amounts were insignificant.

14. Accrued Liabilities

The composition of accrued liabilities was as follows:

	December 31
(Dollars in thousands)	2009	2008
Accrued payroll and benefits	$36,143	$29,198
Accrued customer rebates	7,858	8,843
Other accrued liabilities	14,455	18,583

Total accrued liabilities	$58,456	$56,624

15. Other Non-Current Liabilities

The composition of other non-current liabilities was as follows:

	December 31
(Dollars in thousands)	2009	2008
Deferred revenue	$2,881	$3,408
Environmental and legal matters	15,854	15,394
Deferred compensation liability	26,556	20,230
Pension liability	32,878	40,440
Other non-current liabilities	5,564	4,195

Total other non-current liabilities	$83,733	$83,667

16. Contingencies

There are a variety of legal proceedings pending or threatened against the Company. Some of these proceedings may result in fines, penalties, judgments or costs being assessed against the Company at some future time. The Company’s operations are subject to extensive local, state and federal regulations, including the U.S. Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) and the Superfund amendments of 1986 (“Superfund”). Over the years, the Company has received requests for information related to or has been named by the government as a PRP at a number of waste disposal sites where clean up costs have been or may be incurred under CERCLA and similar state statutes. In addition, damages are being claimed against the Company in general liability actions for alleged personal injury or property damage in the case of some disposal and plant sites. The Company believes that it has made adequate provisions for the costs it may incur with respect to these sites.

The Company has estimated a range of possible environmental and legal losses from $7.8 million to $31.9 million at December 31, 2009. At December 31, 2009, the Company’s accrued liability for such losses, which represents the Company’s best estimate within the estimated range of possible environmental and legal losses, was $17.1 million compared to $16.7 million at December 31, 2008. During 2009, non-capital cash outlays related to legal and environmental matters approximated $3.1 million compared to $2.7 million expended in 2008.

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

Following are summaries of the material contingencies at December 31, 2009:

Maywood, New Jersey Site

The Company’s property in Maywood, New Jersey and property formerly owned by the Company adjacent to its current site and other nearby properties (Maywood site) were listed on the National Priorities List in September 1993 pursuant to the provisions of CERCLA because of certain alleged chemical contamination. Pursuant to an Administrative Order on Consent entered into between USEPA and the Company for property formerly owned by the Company, and the issuance of an order by USEPA to the Company for property currently owned by the Company, the Company completed a Remedial Investigation Feasibility Study (RI/FS) in 1994. The Company submitted the Draft Final Feasibility Study for Soil and Source Areas (Operable Unit 1) in September 2002. In addition, the Company has submitted other documentation and information as requested by USEPA, including a Draft Final FS for Groundwater (Operable Unit 2) in June 2003, additional information regarding groundwater in May 2007, submission of a Draft Feasibility Study for Soil and Groundwater (Operable Units 1 and 2) in March 2009, and additional requested information regarding soil and groundwater in January 2010. The Company is awaiting the issuance of a Record of Decision from USEPA.

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

Lightman Drum Company Superfund Site

The Company received a Section 104(e) Request for Information from USEPA dated March 21, 2000, regarding the Lightman Drum Company Superfund Site located in Winslow Township, New Jersey. The Company responded to this request on May 18, 2000. In addition, the Company received a Notice of Potential Liability and Request to Perform RI/FS dated June 30, 2000, from USEPA. The Company participated in the performance of the RI/FS as a member of the Lightman Yard PRP Group. The RI/FS was performed under an interim allocation. The allocation has not yet been finalized by the Lightman Yard PRP Group. The Company believes that it is unlikely that an allocation change would have a material effect on Company financial position, results of operations or cash flows.

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

Wilmington Site

The Company is currently contractually obligated to contribute to the response costs associated with the Company’s formerly-owned site at 51 Eames Street, Wilmington, Massachusetts. Remediation at this site is being managed by its current owner to whom the Company sold the property in 1980. Under the agreement, once total site remediation costs exceed certain levels, the Company is obligated to contribute up to five percent of future response costs associated with this site with no limitation on the ultimate amount of contributions. To date, the Company has paid the current owner $1.8 million for the Company’s portion of environmental response costs through the third quarter of 2009 (the current owner of the site bills the Company one calendar quarter in arrears). The Company has recorded a liability for its portion of the estimated remediation costs for the site. Depending on the ultimate cost of the remediation at this site, the amount for which the Company is liable could differ from the current estimates.

In addition, in response to the special notice letter received by the PRPs in June 2006 from USEPA seeking performance of an RI/FS at the site, certain PRPs, including the Company, signed an Administrative Settlement Agreement and Order on Consent for the RI/FS effective July 2007, which sets forth the obligations of the PRPs to perform the RI/FS.

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

17. Segment Reporting

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

Segment data for the three years ended December 31, 2009, 2008 and 2007, are as follows:

(Dollars in thousands)	Surfactants		Polymers		Specialty Products	Segment Totals
2009
Net sales	$972,647		$260,770		$42,965	$1,276,382
Operating income	98,947		33,957		12,621	145,525
Assets	406,772		113,892		24,147	544,811
Capital expenditures	26,788		12,635		923	40,346
Depreciation and Amortization expenses	25,043		8,663		1,461	35,167

2008
Net sales	$1,199,438		$359,014		$41,678	$1,600,130
Operating income	52,261		34,103	(b)	5,949	92,313
Assets	434,515		121,973		25,004	581,492
Capital expenditures	25,666		16,271		1,196	43,133
Depreciation and Amortization expenses	26,749		6,721		1,399	34,869

2007
Net sales	$975,726		$321,228		$32,947	$1,329,901
Operating income	29,716	(a)	28,044		5,946	63,706
Assets	424,014		108,925		21,930	554,869
Capital expenditures	27,509		10,206		1,349	39,064
Depreciation and Amortization expenses	27,790		6,223		1,240	35,253

(a)	Includes $4.2 million gain on sale of product line and $3.5 million goodwill impairment charge
(b)	Includes $9.9 million gain on sale of product line

Below are reconciliations of segment data to the consolidated financial statements:

(Dollars in thousands)	2009	2008		2007
Operating income—segment totals	$145,525	$92,313		$63,706
Unallocated corporate expenses	(40,637)	(21,633	) (a)	(28,611)
Interest expense, net	(6,271)	(9,514)		(9,730)
Loss from equity in joint ventures	(3,709)	(2,697)		(416)
Other, net	2,223	(3,591)		(1,234)

Consolidated income before income taxes	$97,131	$54,878		$23,715

Assets—segment totals	$544,811	$581,492		$554,869
Unallocated corporate assets	89,392	30,405		18,316

Consolidated assets	$634,203	$611,897		$573,185

Capital expenditures—segment totals	$40,346	$43,133		$39,064
Unallocated corporate expenditures	2,285	6,645		751

Consolidated capital expenditures	$42,631	$49,778		$39,815

Depreciation and amortization expenses—segment totals	$35,167	$34,869		$35,253
Unallocated corporate depreciation expenses	2,004	2,059		1,923

Consolidated depreciation and amortization expenses	$37,171	$36,928		$37,176

(a) Includes $8.5 million gain on sale of land.
Company-wide geographic data for the years ended December 31, 2009, 2008 and 2007, are as follows (net sales attributed to countries based on selling location):

(Dollars in thousands)	2009	2008		2007
Net sales
United States	$808,035	$1,051,551		$872,130
France	206,677	250,804		199,639
United Kingdom	91,690	111,795		98,620
All other countries	169,980	185,980		159,512

Total	$1,276,382	$1,600,130		$1,329,901

Long-lived assets (a)
United States	$181,475	$176,904		$156,361
United Kingdom	18,655	17,880		25,620
Germany	17,479	14,973		15,626
All other countries	40,442	39,126		47,685

Total	$258,051	$248,883		$245,292

(a)	Includes property, plant and equipment, goodwill and other intangible assets

18. Earnings Per Share

Below is the computation of basic and diluted earnings per share for the years ended December 31, 2009, 2008 and 2007:

(In thousands, except per share amounts)	2009	2008	2007
Computation of Basic Earnings per Share
Net income attributable to Stepan Company	$63,049	$37,172	$15,118
Deduct dividends on preferred stock	755	769	787

Income applicable to common stock	$62,294	$36,403	$14,331

Weighted-average number of shares outstanding	9,870	9,566	9,316

Basic earnings per share	$6.31	$3.81	$1.54

Computation of Diluted Earnings per Share
Net income attributable to Stepan Company	$63,049	$37,172	$15,118
Weighted-average number of shares outstanding	9,870	9,566	9,316
Add net shares from assumed exercise of options (under treasury stock method)	248	318	144
Add contingently issuable net shares related to performance stock awards (under treasury stock method)	51	27	—
Add weighted-average shares from assumed conversion of convertible preferred stock	627	638	653

Shares applicable to diluted earnings	10,796	10,549	10,113

Diluted earnings per share	$5.84	$3.52	$1.50

19. Sales of Product Lines

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

On April 30, 2007, the Company sold its specialty ester surfactant product line for the personal care market to The HallStar Company (“HallStar”). No manufacturing assets were included in the sale. The product line represented approximately $15,000,000 in Company annual net sales. As consideration for the sale, the Company received $6,200,000 of cash plus HallStar’s specialty agricultural surfactant product line, which included $250,000 of intangible assets and $196,000 of inventory. As a result of the sale, the Company reported a $4,190,000 pretax gain, most of which was reported in the second quarter ended June 30, 2007. The gain was net of $2,456,000 of expenses, which included write-downs for equipment and inventory ($739,000), severance charges ($117,000) and a provision for losses on the fulfillment of a manufacturing agreement (completed in 2008) associated with the product line sale ($1,600,000). The net gain was attributed to the Company’s surfactants segment.

20. Land Sale and Office Building Acquisition

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

21. Investment in China Joint Venture

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

22. Statement of Cash Flows

Non-cash financing activities for the years ended December 31, 2009, 2008 and 2007, included the receipt of shares of the Company’s common stock tendered in lieu of cash by employees exercising stock options. The tendered shares, which were owned by employees for more than six months, had values of $2,073,000 in 2009 (35,235 shares), $3,690,000 in 2008 (77,685 shares) and $707,000 in 2007 (24,029 shares) and were recorded as treasury stock. Non-cash financing activities for the year ended December 31, 2009, also included the issuance of 45,769 shares of Company common stock (value of $1,538,000) related to the Company’s performance stock award plan. Non-cash investing activities included unpaid liabilities incurred for capital equipment acquisitions of approximately $6,574,000 in 2009, $8,241,000 in 2008 and $4,555,000 in 2007.

Selected Quarterly Financial Data

(Dollars in thousands, except per share data)

Unaudited

	2009
Quarter	First	Second	Third	Fourth	Year
Net Sales	$318,143	$321,199	$326,225	$310,815	$1,276,382
Gross Profit	48,695	65,658	68,931	49,819	233,103
Interest, net	(1,842)	(1,585)	(1,508)	(1,336)	(6,271)
Income Before Income Taxes	23,251	30,627	30,431	12,822	97,131
Net Income	15,158	19,560	19,588	8,797	63,103
Net Income Attributable to Stepan Company	15,153	19,584	19,545	8,767	63,049
Per Diluted Share	1.43	1.83	1.80	0.80	5.84

	2008
Quarter	First	Second	Third		Fourth	Year
Net Sales	$381,451	$420,399	$432,947		$365,333	$1,600,130
Gross Profit	45,858	50,001	42,785		30,893	169,537
Interest, net	(2,347)	(2,573)	(2,447)		(2,147)	(9,514)
Income Before Income Taxes	12,797	14,510	24,410	(a)	3,161	54,878
Net Income	8,730	9,751	17,031		1,751	37,263
Net Income Attributable to Stepan Company	8,747	9,761	17,000		1,664	37,172
Per Diluted Share	0.85	0.93	1.59		0.15	3.52

(a)	Includes an $8.5 million gain on sale of land and $9.9 million gain on the sale of select polyurethane systems product lines.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

a.	Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures as of the end of the most recent fiscal quarter covered by this Form 10-K, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) were effective as of December 31, 2009.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment we believe that, as of December 31, 2009, the Company’s internal controls over financial reporting were effective based on those criteria.

The Company’s independent registered public accounting firm that audited the financial statements included in this Form 10-K has issued an attestation report on the Company’s internal control over financial reporting. This report follows:

c.	Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Stepan Company

Northfield, Illinois

We have audited the internal control over financial reporting of Stepan Company and subsidiaries (the “Company”) as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated financial statements of Stepan Company and subsidiaries as of and for the year ended December 31, 2009, and our report dated February 26, 2010 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 825, Financial Instruments (formerly, FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115) and ASC Topic 810, Consolidation (formerly, FASB Statement No. 160, Noncontrolling Interests in the Consolidated Financial Statements).

/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP

Chicago, Illinois

February 26, 2010

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

See Company’s Proxy Statement dated March 19, 2010, for Directors of the Registrant, which is incorporated by reference herein.

(b)	Executive Officers

See Executive Officers of the Registrant in Part I above for the identification of the Executive Officers of the Registrant. See Company’s Proxy Statement dated March 19, 2010, for other information on Executive Officers of the Registrant, which is incorporated by reference herein.

(c)	Audit Committee Financial Expert

See Company’s Proxy Statement dated March 19, 2010, for Audit Committee Financial Expert, which is incorporated by reference herein.

(d)	Code of Conduct

See Company’s Proxy Statement dated March 19, 2010, for Code of Conduct, which is incorporated by reference herein.

Item 11.	Executive Compensation

See Company’s Proxy Statement dated March 19, 2010, for Compensation of Executive Officers and Directors, which is incorporated by reference herein.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

See Company’s Proxy Statement dated March 19, 2010, for Security Ownership, which is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence

See Company’s Proxy Statement dated March 19, 2010, for Transactions with Related Persons, Promoters and Certain Control Persons and for Corporate Governance Principles and Board Matters, which are incorporated by reference herein.

Item 14. Principal Accounting Fees and Services

See Company’s Proxy Statement dated March 19, 2010, for Accounting and Auditing Matters, which is incorporated by reference herein.

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

February 26, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ F. Quinn Stepan F. Quinn Stepan	Chairman and Director	February 26, 2010

/s/ F. Quinn Stepan, Jr. F. Quinn Stepan, Jr.	President, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2010

/s/ James E. Hurlbutt James E. Hurlbutt	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2010

/s/ Thomas F. Grojean Thomas F. Grojean	Director	February 26, 2010

/s/ Gary E. Hendrickson Gary E. Hendrickson	Director	February 26, 2010

/s/ Gregory E. Lawton Gregory E. Lawton	Director	February 26, 2010

/s/ Robert G. Potter Robert G. Potter	Director	February 26, 2010

/s/ Edward J. Wehmer Edward J. Wehmer	Director	February 26, 2010

James E. Hurlbutt, pursuant to powers of attorney executed by each of the directors and officers listed above, does hereby execute this report on behalf of each of such directors and officers in the capacity in which the name of each appears above.

February 26, 2010	/s/ James E. Hurlbutt
James E. Hurlbutt

EXHIBIT INDEX

Exhibit No.	Description

(3)a	Copy of Restated Certificate of Incorporation of Stepan Company, dated December 27, 2005. (Note 13)

(3)b	Copy of Amended and Restated Bylaws of the Company, dated October 21, 2008. (Note 23)

(4)g	Copy of Term Credit Agreement dated June 26, 2008, with J.P. Morgan Chase Bank, N.A., Bank of America, N.A., and The Northern Trust Company (Note 21)

(4)h	Copy of Amended and Restated Note Agreement dated as of December 1, 2002, regarding 7.69% Amended and Restated Senior Notes, Series A, due June 30, 2005 and 7.77% Amended and Restated Senior Notes, Series B, due June 30, 2010 (amending Loan Agreement dated June 15, 1995, with Aid Association for Lutherans, the Northwestern Mutual Life Insurance Company and The Mutual Life Insurance Company of New York). (Note 7)

(4)i	Copy of Note Purchase Agreement, dated September 1, 2002, with The Northwestern Mutual Life Insurance Company, Thrivent Financial for Lutherans, Connecticut General Life Insurance Company and MONY Life Insurance Company (Note 6)

(4)n(1)	Copy of Certificate of Designation, Preferences and Rights of the 5 1/2% Convertible Preferred Stock, without Par Value and the Amended Certificate, dated August 12, 1992 and April 28, 1993. (Note 4)

(4)n(2)	Copy of Issuer Tender Offer Statement on Schedule 13E-4, dated August 13, 1992. (Note 3)

(4)n(3)	Copy of Amendment No. 1 to Schedule 13E-4 (see also (4)n(2) above), dated September 23, 1992. (Note 3)

(4)n(4)	Copy of the Company’s Form 8-A, dated August 13, 1992. (Note 3)

(4)p	Copy of Amended and Restated Note Agreement dated as of December 1, 2002, regarding 6.59% Amended and Restated Senior Notes, due October 1, 2013 (amending Term Loan Agreement dated October 1, 1998, with The Northwestern Mutual Life Insurance Company and Connecticut General Life Insurance Company). (Note 7)

(4)t	Copy of First Amendment, dated as of February 27, 2004, to Amended 1993 Note Agreement, Amended 1995 Note Agreement, Amended 1998 Note Agreement and 2002 Note Purchase Agreement (Note 8)

(4)t(1)	Copy of Second Amendment dated as of May 3, 2004, to Amended 1993 Note Agreement, Amended 1995 Note Agreement, Amended 1998 Note Agreement and 2002 Note Purchase Agreement (Note 11)

(4)u	Copy of Note Purchase Agreement with Life Insurance Company of North America, MONY Life Insurance Company, AXA Equitable Life Insurance Company and Horizon Blue Cross Blue Shield of New Jersey dated September 29, 2005 (Note 12)

(4)v	Copy of Credit Agreement dated April 20, 2006, with J.P. Morgan Chase Bank, NA; Bank of America, NA; and Harris, NA (Note 15)

In accordance with 601(b)(4) (iii) of Regulation S-K, certain debt instruments are omitted, where the amount of securities authorized under such instruments does not exceed 10% of the total consolidated assets of the Registrant. Copies of such instruments will be furnished to the Commission upon request.

(10)a	Copy of Stepan Company Directors’ Deferred Compensation Plan amended and restated as of January 1, 2005. (Note 19)

(10)a(1)	Copy of the First Amendment of the Stepan Company Directors’ Deferred Compensation Plan. (Note 24)

(10)b	Copy of Stepan Company Management Incentive Plan (As Amended and Restated Effective as of January 1, 2005). (Note 18)

(10)b(1)	Copy of the First Amendment of the Stepan Company Management Incentive Plan (As Amended and Restated Effective as of January 1, 2005), effective as of January 1, 2008. (Note 22)

(10)b(2)	Copy of the Second Amendment of the Stepan Company Management Incentive Plan. (Note 24)

(10)e	Copy of Leveraged Employee Stock Ownership Plan. (Note 1)

(10)f	Copy of the Company’s 1992 Stock Option Plan. (Note 2)

(10)g	Copy of the Company’s 2000 Stock Option Plan. (Note 5)

(10)g(1)	Copy of the amendment to the Company’s 2000 Stock Option Plan. (Note 10)

(10)g(2)	Form of Incentive Stock Option Agreement under Stepan Company 2000 Stock Option Plan. (Note 10)

(10)g(3)	Form of Non-Qualified Stock Option Agreement under Stepan Company 2000 Stock Option Plan. (Note 10)

(10)g(4)	Copy of Form of Restricted Stock Agreement under 2000 Option Plan. (Note 14)

(10)g(5)	Copy of the First Amendment of the Stepan Company 2000 Stock Option Plan. (Note 24)

(10)h	Copy of settlement agreement, which provided information with respect to the Company’s agreement with the United States regarding environmental remediation work to be completed at Stepan’s site in Maywood, New Jersey. (Note 9)

(10)i	Copy of Company’s 2006 Incentive Compensation Plan. (Note 16)

(10)i(1)	Copy of Form of Non-Employee Director Non-Qualified Stock Option Agreement under Stepan Company 2006 Incentive Compensation Plan. (Note 17)

(10)i(2)	Copy of Form of Incentive Stock Option Agreement under Stepan Company 2006 Incentive Compensation Plan. (Note 20)

(10)i(3)	Copy of Form of Non-Qualified Stock Option Agreement under Stepan Company 2006 Incentive Compensation Plan. (Note 20)

(10)i(4)	Copy of Form of Restricted Stock Agreement under Stepan Company 2006 Incentive Compensation Plan. (Note 20)

(10)i(5)	Copy of the First Amendment of the Stepan Company 2006 Incentive Compensation Plan. (Note 24)

(10)i(6)	Copy of the Second Amendment of the Stepan Company 2006 Incentive Compensation Plan.

(10)i(7)	Copy of the Third Amendment of the Stepan Company 2006 Incentive Compensation Plan.

(10)i(8)	Copy of the Fourth Amendment of the Stepan Company 2006 Incentive Compensation Plan.

(10)j	Copy of the Performance Award Deferred Compensation Plan (Effective January 1, 2008) (Note 23)

(21)	Subsidiaries of Registrant at December 31, 2008.

(23)	Consent of Independent Registered Public Accounting Firm.

(24)	Power of Attorney.

(31.1)	Certification of President and Chief Executive Officer.

(31.2)	Certification of Vice President and Chief Financial Officer (Principal Financial Officer).

(32)	Certification of President and Chief Executive Officer (Principal Executive Officer) and Vice President and Chief Financial Officer (Principal Financial Officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Notes To Exhibit Index

Note No.
1.	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1989 (File No. 1-4462), and incorporated herein by reference.

2.	Filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1992 (File No. 1-4462), and incorporated herein by reference.

3.	Filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1992 (File No. 1-4462), and incorporated herein by reference.

4.	Filed with the Company’s Current Report on Form 8-K filed on April 28, 1993 (File No. 1-4462), and incorporated herein by reference.

5.	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-4462), and incorporated herein by reference.

6.	Filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 1-4462), and incorporated herein by reference.

7.	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-4462), and incorporated herein by reference.

8.	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-4462), and incorporated herein by reference.

9.	Filed with the Company’s Current Report on Form 8-K filed on November 18, 2004 (File No. 1-4462), and incorporated herein by reference.

10.	Filed with the Company’s Current Report on Form 8-K filed on December 23, 2004 (File No. 1-4462), and incorporated herein by reference.

11.	Filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 1-4462), and incorporated herein by reference.

12.	Filed with the Company’s Current report on Form 8-K filed on October 3, 2005, and incorporated herein by reference.

13.	Filed with the Company’s Current Report on Form 8-K filed on December 28, 2005, and incorporated herein by reference.

14.	Filed with the Company’s Current Report on Form 8-K filed on February 16, 2006, and incorporated herein by reference.

15.	Filed with the Company’s Current report on Form 8-K filed on April 26, 2006, and incorporated herein by reference.

16.	Filed with the Company’s Form S-8 filed on April 27, 2006, and incorporated herein by reference.

17.	Filed with the Company’s Current Report on Form 8-K filed on April 27, 2006, and incorporated herein by reference.

18.	Filed with the Company’s Current Report on Form 8-K filed on January 5, 2007, and incorporated herein by reference.

19.	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, and incorporated herein by reference.

20.	Filed with the Company’s Current Report on Form 8-K filed on February 16, 2007, and incorporated herein by reference.

21.	Filed with the Company’s Current Report on Form 8-K filed on July 1, 2008, and incorporated herein by reference.

22.	Filed with the Company’s Current Report on Form 8-K filed on September 16, 2008, and incorporated herein by reference.

23.	Filed with the Company’s Current Report on Form 8-K filed on October 24, 2008, and incorporated herein by reference.

24.	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.