Form 10-Q
period 2010-03-31
STEPAN CO
filed 2010-04-29
CIK 94049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 26, 2010
Common Stock, $1 par value	10,008,284 Shares

Part I FINANCIAL INFORMATION

Item 1 – Financial Statements

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Unaudited

(In thousands, except per share amounts)	Three Months Ended March 31
	2010	2009

Net Sales	$337,030	$318,143
Cost of Sales	273,478	269,448

Gross Profit	63,552	48,695

Operating Expenses:
Marketing	10,951	9,313
Administrative	9,063	4,467
Research, development and technical services	9,883	8,746

	29,897	22,526

Operating Income	33,655	26,169

Other Income (Expense):
Interest, net	(1,256)	(1,842)
Loss from equity in joint ventures	(571)	(807)
Other, net (Note 13)	(222)	(269)

	(2,049)	(2,918)

Income Before Provision for Income Taxes	31,606	23,251
Provision for Income Taxes	10,925	8,093

Net Income	20,681	15,158

Less: Net Income Attributable to the Noncontrolling Interest (Note 2)	(21)	(5)

Net Income Attributable to Stepan Company	$20,660	$15,153

Net Income Per Common Share Attributable to Stepan Company (Note 9):
Basic	$2.03	$1.53

Diluted	$1.88	$1.43

Shares Used to Compute Net Income Per Common Share Attributable to Stepan Company (Note 9):
Basic	10,099	9,776

Diluted	10,984	10,569

Dividends Declared Per Common Share	$0.24	$0.22

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(Dollars in thousands)	March 31, 2010	December 31, 2009
Assets
Current Assets:
Cash and cash equivalents	$75,427	$98,518
Receivables, net	193,439	157,117
Inventories (Note 6)	85,620	74,693
Deferred income taxes	8,989	9,036
Other current assets	10,803	10,228

Total current assets	374,278	349,592

Property, Plant and Equipment:
Cost	941,637	936,177
Accumulated depreciation	(693,879)	(687,559)

Property, plant and equipment, net	247,758	248,618

Goodwill, net	4,518	4,502
Other intangible assets, net	4,520	4,931
Long-term investments (Note 3)	10,712	10,539
Other non-current assets	14,949	16,021

Total assets	$656,735	$634,203

Liabilities and Stockholders’ Equity
Current Liabilities:
Current maturities of long-term debt (Note 12)	$9,178	$10,173
Accounts payable	115,134	94,666
Accrued liabilities	48,408	58,456

Total current liabilities	172,720	163,295

Deferred income taxes	4,547	2,837

Long-term debt, less current maturities (Note 12)	93,909	93,911

Other non-current liabilities	80,444	83,733

Commitments and Contingencies (Note 7)

Stockholders’ Equity:
5- 1/2 % convertible preferred stock, cumulative, voting, without par value; authorized 2,000,000 shares; issued and outstanding 546,396 shares in 2010 and 2009	13,660	13,660
Common stock, $1 par value; authorized 30,000,000 shares; issued 11,297,653 shares in 2010 and 11,229,261 shares in 2009	11,298	11,229
Additional paid-in capital	72,866	71,267
Accumulated other comprehensive loss	(26,346)	(25,893)
Retained earnings (unrestricted approximately $105,108 in 2010 and $95,653 in 2009)	269,062	250,973
Treasury stock, at cost, 1,368,270 shares in 2010 and 1,281,046 shares in 2009	(36,588)	(31,951)

Total Stepan Company stockholders’ equity	303,952	289,285

Noncontrolling interest (Note 2)	1,163	1,142

Total stockholders’ equity	305,115	290,427

Total liabilities and stockholders’ equity	$656,735	$634,203

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(Dollars in thousands)	Three Months Ended March 31
	2010	2009
Cash Flows From Operating Activities
Net income	$20,681	$15,158
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,577	8,814
Deferred compensation	(1,801)	(5,520)
Realized and unrealized (gain) loss on long-term investments	(334)	369
Stock-based compensation	872	1,220
Deferred income taxes	1,948	5,124
Other non-cash items	544	1,493
Changes in assets and liabilities:
Receivables, net	(38,353)	11,791
Inventories	(11,237)	10,849
Other current assets	(583)	(137)
Accounts payable and accrued liabilities	16,611	(33,610)
Pension liabilities	(90)	185
Environmental and legal liabilities	(339)	(34)
Deferred revenues	(295)	(229)
Excess tax benefit from stock options and awards	(513)	(165)

Net Cash Provided By (Used In) Operating Activities	(3,312)	15,308

Cash Flows From Investing Activities
Expenditures for property, plant and equipment	(12,980)	(15,672)
Change in restricted cash	—	8,477
Sale of mutual funds	701	4,407
Other, net	(595)	(37)

Net Cash Used In Investing Activities	(12,874)	(2,825)

Cash Flows From Financing Activities
Revolving debt and notes payable to banks, net	—	(9,252)
Other debt borrowings	—	1,552
Other debt repayments	(997)	(2,173)
Dividends paid	(2,571)	(2,314)
Purchase of treasury stock	(3,750)	(998)
Stock option exercises	116	—
Excess tax benefit from stock options and awards	513	165
Other, net	(1,068)	(465)

Net Cash Used in Financing Activities	(7,757)	(13,485)

Effect of Exchange Rate Changes on Cash	852	(488)

Net Decrease in Cash and Cash Equivalents	(23,091)	(1,490)
Cash and Cash Equivalents at Beginning of Period	98,518	8,258

Cash and Cash Equivalents at End of Period	$75,427	$6,768

Supplemental Cash Flow Information
Cash payments of income taxes, net of refunds	$3,102	$12

Cash payments of interest	$1,044	$1,661

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

Unaudited

1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements included herein have been prepared by Stepan Company (Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate and make the information presented not misleading. In the opinion of management, all normal recurring adjustments necessary to present fairly the Company’s financial position as of March 31, 2010 and its results of operations and cash flows for the three months ended March 31, 2010 and 2009, have been included. These financial statements and related footnotes should be read in conjunction with the financial statements and related footnotes included in the Company’s 2009 Form 10-K.

2. RECONCILIATIONS OF EQUITY

Below are reconciliations of total equity, Company equity and equity attributable to the noncontrolling interest for the three months ended March 31, 2010 and 2009:

(In thousands)	Total Equity	Stepan Company Equity	Noncontrolling Interest Equity

Balance at January 1, 2010	$290,427	$289,285	$1,142
Net income	20,681	20,660	21
Dividends	(2,571)	(2,571)	—
Common stock purchases (1)	(4,807)	(4,807)	—
Stock option exercises	148	148	—
Defined benefit pension adjustments, net of tax	379	379	—
Translation adjustments	(832)	(832)	—
Other (2)	1,690	1,690	—

Balance at March 31, 2010	$305,115	$303,952	$1,163

STEPAN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010

Unaudited

(In thousands)	Total Equity	Stepan Company Equity	Noncontrolling Interest Equity

Balance at January 1, 2009	$209,233	$208,144	$1,089
Net income	15,158	15,153	5
Dividends	(2,314)	(2,314)	—
Common stock purchases (1)	(1,463)	(1,463)	—
2008 profit sharing distribution settled in Company stock	981	981	—
Defined benefit pension adjustments, net of tax	238	238	—
Translation adjustments	(6,166)	(6,163)	(3)
Other (2)	1,979	1,979	—

Balance at March 31, 2009	$217,646	$216,555	$1,091

(1)

Includes the value of Company shares purchased in the open market and the value of Company common shares tendered by employees to settle minimum statutory withholding taxes related to the receipt of performance awards.

(2)	Primarily comprised of stock-based compensation, deferred compensation and excess tax benefit activities.

3. FAIR VALUE DISCLOSURES

The following are the financial instruments held by the Company at March 31, 2010 and December 31, 2009, and descriptions of the methods and assumptions used to estimate the instruments’ fair values:

Cash and cash equivalents

Carrying value approximates fair value because of the short maturity of the instruments.

Derivative assets and liabilities

Derivative assets and liabilities relate to the foreign currency exchange and forward electric contracts discussed in Note 4. Fair value and carrying value are the same because the contracts are recorded at fair value. The fair value of the foreign currency contracts was calculated as the difference between the present value of the forward foreign exchange rate at the reporting date and the contracted foreign exchange rate multiplied by the contracted notional amount. The fair value of the electric contracts was calculated by applying market rates at the reporting dates for contracts of similar terms to the open electric quantities. See the table that follows these financial instrument descriptions for the reported fair values of derivative assets and liabilities.

STEPAN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010

Unaudited

Long-term investments

Long-term investments are the mutual fund assets the Company holds to fund a portion of its deferred compensation liabilities. Fair value and carrying value are the same because the mutual fund assets are recorded at fair value. Fair values for the mutual funds were calculated using the published market price per unit at the reporting date multiplied by the number of units held at the reporting date. See the table that follows these financial instrument descriptions for the reported fair value of long-term investments.

Debt obligations

The Company’s primary source of long-term debt financing is unsecured private placement notes with fixed interest rates and maturities. The fair value of fixed interest rate debt comprises the combined present values of scheduled principal and interest payments for each of the various loans, individually discounted at rates equivalent to those which could be obtained by the Company for new debt issues with durations equal to the average life to maturity of each loan. The discount rates are based on applicable duration U.S. Treasury rates plus market interest rate spreads to borrowers with credit ratings equivalent to those of the Company. The fair values of the Company’s fixed-rate debt at March 31, 2010 and December 31, 2009, including current maturities, was estimated to be $78,739,000 and $78,545,000, respectively. The carrying value of the Company’s fixed-rate debt was $73,896,000 at both March 31, 2010 and December 31, 2009.

Debt also includes $28,500,000 for an unsecured term loan that carries a variable interest rate of LIBOR plus a spread of 100 basis points as of March 31, 2010. The current market spread over LIBOR for entities with credit ratings similar to the Company’s is approximately 250 basis points. Using the current market spread to discount the scheduled principal and interest payment outflows calculated under the contractual spread, the Company estimates the fair value of the variable interest unsecured term loan at March 31, 2010, at approximately $26,841,000 compared to a carrying value of $28,500,000. At December 31, 2009, the fair value of the variable interest unsecured term loan was $26,929,000 compared to a carrying value of $28,500,000.

Because of the short-term nature of the remaining Company debt, the fair values for such debt approximate the carrying values.

STEPAN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010

Unaudited

The following tables present assets and liabilities measured at fair value as of March 31, 2010 and December 31, 2009 and the level within the fair value hierarchy in which the fair value measurements fall:

(Dollars in thousands)	March 2010	Level 1	Level 2	Level 3

Mutual fund assets	$10,712	$10,712	$—	$—
Derivative assets: (1)
Foreign currency contracts	25	—	25	—

Total assets at fair value	$10,737	$10,712	$25	$—

Derivative liabilities: (2)
Foreign currency contracts	$37	$—	$37	$—
Forward electric contracts	1,140	—	1,140	—

Total liabilities at fair value	$1,177	$—	$1,177	$—

(Dollars in thousands)	December 2009	Level 1	Level 2	Level 3

Mutual fund assets	$10,539	$10,539	$—	$—
Derivative assets: (1)
Foreign currency contracts	3	—	3	—

Total assets at fair value	$10,542	$10,539	$3	$—

Derivative liabilities: (2)
Foreign currency contracts	$244	$—	$244	$—
Forward electric contracts	893	—	893	—

Total liabilities at fair value	$1,137	$—	$1,137	$—

(1)	Included in the receivables, net line in the condensed consolidated balance sheets.
(2)	Included in the accounts payable line in the condensed consolidated balance sheets.

4. DERIVATIVE INSTRUMENTS

The Company is exposed to certain risks relating to its ongoing business operations. The primary risk managed by the use of derivative instruments is foreign exchange risk. Specifically, the Company currently holds forward foreign currency exchange contracts that are not designated as any type of accounting hedge, as defined by generally accepted accounting principles. The Company uses these contracts to manage its exposure to exchange rate fluctuations on certain accounts payable and accounts receivable balances recorded on the books of Company subsidiaries that are denominated in currencies other than the entities’ functional currencies. The forward foreign exchange contracts are recognized on the balance sheet as either an asset or a liability measured at fair value. Gains and losses arising from recording the foreign exchange contracts at fair value are

STEPAN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010

Unaudited

reported in earnings as offsets to the losses and gains reported in earnings arising from the remeasurement of the accounts payable and accounts receivable balances into the applicable functional currencies. At March 31, 2010, and December 31, 2009, the Company had open forward foreign currency exchange contracts, all with expiration dates of three months or less, to buy or sell foreign currencies with a U.S. dollar equivalent of $33,552,000 and $30,332,000, respectively.

At March 31, 2010, and December 31, 2009, the Company also held open forward electric contracts to purchase 79,000 megawatts and 107,000 megawatts, respectively, of electricity at fixed prices in 2010. The Company entered into the contracts to help manage the volatile cost of electricity. The electric contracts were not designated as accounting hedges and did not qualify for the normal purchase exception.

See Note 3 for the fair values and line item presentations of derivative instruments reported in the March 31, 2010, and December 31, 2009, consolidated balance sheets.

Derivative instrument gains and losses reported in the consolidated statements of income for the three month periods ending March 31, 2010 and 2009 are displayed below:

Derivative Instrument	Income Statement Line Item	Gain (Loss) Three Months Ended March 31
		2010	2009
Foreign currency contracts	Other, net	$780	$(895)
Forward electric contracts	Other, net	$(247)	—

5. STOCK-BASED COMPENSATION

On March 31, 2010, the Company had stock options outstanding under its 1992 Stock Option Plan and 2000 Stock Option Plan and stock options and stock awards outstanding under its 2006 Incentive Compensation Plan. Compensation expense charged against income for all stock options and awards was $872,000 and $1,220,000 for the three months ended March 31, 2010 and 2009. Unrecognized compensation cost for stock options and stock awards was $2,118,000 and $3,981,000, respectively, at March 31, 2010, compared to $913,000 and $2,485,000, respectively, at December 31, 2009. The increase in unrecognized compensation cost was due to 2010 grants of 92,556 stock options and 43,583 stock awards. The unrecognized compensation cost at March 31, 2010, is expected to be recognized over weighted average periods of 1.5 years and 2.2 years for stock options and stock awards, respectively.

STEPAN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010

Unaudited

6. INVENTORIES

The composition of inventories was as follows:

(Dollars in thousands)	March 31, 2010	December 31, 2009

Finished products	$52,342	$45,842
Raw materials	33,278	28,851

Total inventories	$85,620	$74,693

Inventories are primarily priced using the last-in, first-out inventory valuation method. If the first-in, first-out inventory valuation method had been used for all inventories, inventory balances would have been approximately $25,228,000 and $24,182,000 higher than reported at March 31, 2010, and December 31, 2009, respectively.

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

The Company has estimated a range of possible environmental and legal losses from $7.3 million to $31.5 million at March 31, 2010. At March 31, 2010, the Company’s accrued liability for such losses, which represents the Company’s best estimate within the estimated range of possible environmental and legal losses, was $16.8 million compared to $17.1 million at December 31, 2009. During the first three months of 2010 cash outlays related to legal and environmental matters approximated $0.6 million compared to $0.4 million in the first three months of 2009.

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

STEPAN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010

Unaudited

Following are summaries of the material contingencies at March 31, 2010:

Maywood, New Jersey Site

The Company’s property in Maywood, New Jersey and property formerly owned by the Company adjacent to its current site and other nearby properties (Maywood site) were listed on the National Priorities List in September 1993 pursuant to the provisions of CERCLA because of certain alleged chemical contamination. Pursuant to an Administrative Order on Consent entered into between USEPA and the Company for property formerly owned by the Company, and the issuance of an order by USEPA to the Company for property currently owned by the Company, the Company completed a Remedial Investigation Feasibility Study (RI/FS) in 1994. The Company submitted the Draft Feasibility Study for Soil and Source Areas (Operable Unit 1) in September 2002. In addition, the Company has submitted other documentation and information as requested by USEPA, including a Draft Final FS for Groundwater (Operable Unit 2) in June 2003, additional information regarding groundwater in May 2007, submission of a Draft Feasibility Study for Soil and Groundwater (Operable Units 1 and 2) in March 2009, and additional requested information regarding soil and groundwater in February 2010. The Company is awaiting the issuance of a Record of Decision from USEPA.

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

STEPAN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010

Unaudited

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

STEPAN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010

Unaudited

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

Wilmington Site

The Company is currently contractually obligated to contribute to the response costs associated with the Company’s formerly-owned site at 51 Eames Street, Wilmington, Massachusetts. Remediation at this site is being managed by its current owner to whom the Company sold the property in 1980. Under the agreement, once total site remediation costs exceed certain levels, the Company is obligated to contribute up to five percent of future response costs associated with this site with no limitation on the ultimate amount of contributions. To date, the Company has paid the current owner $1.8 million for the Company’s portion of environmental response costs through the fourth quarter of 2009 (the current owner of the site bills the Company one calendar quarter in arrears). The Company has recorded a liability for its portion of the estimated remediation costs for the site. Depending on the ultimate cost of the remediation at this site, the amount for which the Company is liable could differ from the current estimates.

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

STEPAN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010

Unaudited

8. POSTRETIREMENT BENEFIT PLANS

Defined Benefit Pension Plans

The Company sponsors various funded qualified and unfunded non-qualified defined benefit pension plans, the most significant of which cover employees in the U.S. and U.K. locations. The U.S. and U.K. defined benefit pension plans are frozen and service benefits are no longer being accrued.

Components of Net Periodic Benefit Cost

(Dollars in thousands)	UNITED STATES		UNITED KINGDOM
	Three Months Ended March 31		Three Months Ended March 31
	2010	2009	2010	2009
Interest cost	$1,767	$1,775	$262	$199
Expected return on plan assets	(1,962)	(1,856)	(218)	(132)
Amortization of net loss	535	366	69	19

Net periodic benefit cost	$340	$285	$113	$86

Employer Contributions

U.S. Plans

The Company expects to contribute approximately $2,757,000 to its U.S. qualified defined benefit pension plans in 2010 and to pay $350,000 in 2010 related to its unfunded non-qualified plans. As of March 31, 2010, $188,000 had been contributed to the qualified plans and $131,000 had been paid related to the non-qualified plans.

U.K. Plan

The Company’s United Kingdom subsidiary expects to contribute approximately $921,000 to its defined benefit pension plan in 2010. As of March 31, 2010, $222,000 had been contributed to the plan.

Defined Contribution Plans

Defined contribution plan expenses for the Company’s retirement savings plan were $1,124,000 for the three months ended March 31, 2010, compared to $1,207,000 for three months ended March 31, 2009.

Expenses related to the Company’s profit sharing plan were $1,376,000 and $884,000, for the three months ended March 31, 2010 and 2009, respectively.

STEPAN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010

Unaudited

9. EARNINGS PER SHARE

Below are the computations of basic and diluted earnings per share for the three months ended March 31, 2010 and 2009.

(In thousands, except per share amounts)	Three Months Ended March 31
	2010	2009
Computation of Basic Earnings per Share
Net income attributable to Stepan Company	$20,660	$15,153
Deduct dividends on preferred stock	188	189

Income applicable to common stock	$20,472	$14,964

Weighted-average number of common shares outstanding	10,099	9,776

Basic earnings per share	$2.03	$1.53

Computation of Diluted Earnings per Share
Net income attributable to Stepan Company	$20,660	$15,153

Weighted-average number of common shares outstanding	10,099	9,776
Add net shares issuable from assumed exercise of options (under treasury stock method) (1)	261	165
Add weighted-average shares issuable from assumed conversion of convertible preferred stock	624	628

Shares applicable to diluted earnings	10,984	10,569

Diluted earnings per share	$1.88	$1.43

(1)

Options to purchase 147,445 shares of common stock were not included in the computation of diluted earnings per share for the three months ended March 31, 2009. The options’ exercise prices were greater than the average market price for the common stock and their effect would have been antidilutive. There were no antidilutive stock options for the three months ended March 31, 2010.

STEPAN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010

Unaudited

10. COMPREHENSIVE INCOME

Comprehensive income includes net income and all other non-owner changes in equity that are not reported in net income. Below is the Company’s comprehensive income for the three months ended March 31, 2010 and 2009:

(Dollars in thousands)	Three Months Ended March 31
	2010	2009
Net income	$20,681	$15,158
Other comprehensive income:
Foreign currency translation losses	(832)	(6,166)
Pension liability adjustments, net of tax	379	238

Comprehensive income	20,228	9,230
Comprehensive income attributable to the noncontrolling interest	(21)	(2)

Comprehensive income attributable to Stepan Company	$20,207	$9,228

11. SEGMENT REPORTING

The Company has three reportable segments: surfactants, polymers and specialty products. Segment operating results for the three months ended March 31, 2010 and 2009 are summarized below:

(Dollars in thousands)	Surfactants	Polymers	Specialty Products	Segment Totals

For the three months ended March 31, 2010
Net sales	$262,313	$63,110	$11,607	$337,030
Operating income	29,253	6,652	4,223	40,128

For the three months ended March 31, 2009
Net sales	$259,634	$48,713	$9,796	$318,143
Operating income	24,186	2,603	1,663	28,452

STEPAN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010

Unaudited

Below are reconciliations of segment operating income to consolidated income before income taxes:

(Dollars in thousands)	Three Months Ended March 31
	2010	2009
Operating income segment totals	$40,128	$28,452
Unallocated corporate expenses	(6,473)	(2,283)
Interest expense, net	(1,256)	(1,842)
Loss from equity in joint ventures	(571)	(807)
Other, net	(222)	(269)

Consolidated income before income taxes	$31,606	$23,251

12. DEBT

At March 31, 2010, and December 31, 2009, debt comprised the following:

(Dollars in thousands)	Maturity Dates	March 31 2010	December 31 2009
Unsecured private placement notes
5.69%	2012-2018	$40,000	$40,000
6.86%	2010-2015	25,714	25,714
6.59%	2010-2012	8,182	8,182
Unsecured bank term loan	2010-2013	28,500	28,500
Debt of foreign subsidiaries
Secured bank term loans, foreign currency	2010	—	776
Other, foreign currency	2010-2015	691	912

Total debt		103,087	104,084
Less current maturities		9,178	10,173

Long-term debt		$93,909	$93,911

The various loan agreements contain provisions, which, among others, require maintenance of certain financial ratios and place limitations on additional debt, investments and payment of dividends. The Company is in compliance with its loan agreements.

STEPAN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010

Unaudited

13. OTHER, NET

Other, net in the consolidated statements of income included the following:

(Dollars in thousands)	Three Months Ended March 31
	2010	2009
Foreign exchange gain (loss)	$(571)	$88
Investment related income	15	12
Realized and unrealized income (loss) on investments	334	(369)

Other, net	$(222)	$(269)

14. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board issued amendments to the accounting rules for variable interest entities (VIEs) accounting, which are intended to improve financial reporting by providing additional guidance to companies involved with VIEs and by requiring additional disclosures about a company’s involvement in VIEs. These amendments were effective for interim and annual periods beginning after November 15, 2009. After considering the provisions of the VIE amendments, the Company concluded that none of the unconsolidated entities in which the Company holds an ownership interest were required to be treated as VIEs. Therefore, adoption of these amendments did not have an effect on the Company’s financial position, results of operations or cash flows.

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

Overview

The Company produces and sells intermediate chemicals that are used in a wide variety of applications worldwide. The overall business comprises three reportable segments:

•

Surfactants – Surfactants, which accounted for 78 percent of consolidated net sales for the first three months of 2010, are principal ingredients in consumer and industrial cleaning products such as detergents for washing clothes, dishes, carpets, floors and walls, as well as shampoos, body washes, toothpastes and fabric softeners. Other applications include germicidal quaternary compounds, lubricating ingredients, emulsifiers (for spreading agricultural products), plastics and composites and biodiesel. Surfactants are manufactured at six North American sites (five in the U.S. and one in Canada), three European sites (United Kingdom, France and Germany) and three Latin American sites (Mexico, Brazil and Colombia). The Company holds a 50 percent ownership interest in two joint ventures, Stepan Philippines and TIORCO, LLC, that are excluded from surfactant segment operating results. The joint ventures are accounted for under the equity method.

•

Polymers – Polymers, which accounted for 19 percent of consolidated net sales for the first three months of 2010, include two primary product lines: polyols and phthalic anhydride. Polyols are used in the manufacture of laminate insulation board for the construction industry and are also sold to the appliance, flexible foam and coatings, adhesives, sealants and elastomers (C.A.S.E.) industries. Phthalic anhydride is used in unsaturated polyester resins, alkyd resins and plasticizers for applications in construction materials and components of automotive, boating and other consumer products. In the U.S., polymer product lines are manufactured at the Company’s Millsdale, Illinois, site. Polyols are also manufactured at the Company’s Wesseling (Cologne), Germany facility, as well as at its 80-percent owned joint venture in Nanjing, China (which is included in consolidated results).

•

Specialty Products – Specialty products, which accounted for three percent of consolidated net sales for the first three months of 2010, include flavors, emulsifiers and solubilizers used in the food and pharmaceutical industries. Specialty products are manufactured primarily at the Company’s Maywood, New Jersey, site.

The Company continued its trend of strong profit performance, reporting record first quarter net income of $20.7 million, which was a 36 percent increase from the prior year’s first quarter. The global economy appears to be slowly recovering from the recent recession, and the improved conditions contributed to the Company’s quarter-over-quarter net income growth.

Sales volumes for the first quarter of 2010 improved eight percent over the year ago quarter. The Company’s largest segment, surfactants, reported six percent quarter-over-quarter volume growth. The economic downturn had less of an impact on surfactant sales volume due to their use in laundry and personal care products, which are relatively recession-resistant. Polymers, which was the segment most severely affected by the economic downturn (polymer products are used in roofing insulation, construction materials, automotive and recreational vehicle applications), posted first quarter 2010 sales volume that exceeded first quarter 2009 volume by 25 percent. First quarter 2010 raw material costs remained lower than costs for last year’s first quarter, reflecting cost declines precipitated by the recession. The lower costs benefited operating results for all reportable segments. However, as the economy slowly strengthens, costs of crude and natural oils and their derivative products have risen, prompting management to increase selling prices for many of the Company’s surfactant and polymer products.

Deferred Compensation Plans

The accounting for the Company’s deferred compensation plans can cause period-to-period fluctuations in Company expenses and profits. For the first quarter of 2010, the Company recorded $1.8 million in compensation income related to the Company’s deferred compensation plans compared to $5.5 of income for the same period of 2009. The value of Company common stock, to which a large portion of the deferred compensation obligation is tied, declined from $64.81 per share at December 31, 2009, to $55.89 per share at March 31, 2010, a decrease of $8.92 per share. For last year’s first quarter, the Company’s common stock price declined $19.69 per share from $46.99 per share at December 31, 2008, to $27.30 per share at March 31, 2009. The pretax effect of all deferred compensation-related activities (which includes realized and unrealized gains and losses on the mutual fund assets held to fund the deferred compensation obligations) and the income statement line items in which the effects were recorded are displayed below (see the ‘Corporate Expenses’ section of this management discussion and analysis for further details):

(Dollars in millions)	(Income) Expense For the Three Months Ended March 31
	2010	2009
Deferred Compensation (Administrative expense)	($1.8)	($5.5)
Investment Income (Other, net)	—	(0.1)
Realized/Unrealized Losses on Investments (Other, net)	(0.4)	0.4

Net Pretax Income Effect	($2.2)	($5.2)

Effects of Foreign Currency Translation

The Company’s foreign subsidiaries transact business and report financial results in their respective local currencies. As a result, foreign subsidiary income statements are translated into U.S. dollars at average foreign exchange rates appropriate for the reporting period. Because foreign exchange rates fluctuate against the U.S. dollar over time, foreign currency translation affects period-to-period comparisons of financial statement items (i.e. because foreign exchange rates fluctuate, similar period-to-period local currency results for a foreign subsidiary may translate into different U.S. dollar results). For the quarter ended March 31, 2010, the U.S. dollar weakened against nearly all the foreign currencies in the locations where the Company does business, when compared to the exchange rates for quarter ended March 31, 2009. Consequently, reported net sales, expense and income amounts for 2010 were higher than they would have been had the foreign currency exchange rates remained constant with the rates for 2009. Below is a table that presents the effect that foreign currency translation had on the quarter-over-quarter changes in consolidated net sales and various income line items for the quarter ending March 31, 2010:

	Three Months Ended March 31		Increase	Increase Due to Foreign Translation
(In millions)	2010	2009

Net Sales	$337.0	$318.1	$18.9	$12.5
Gross Profit	63.6	48.7	14.9	1.9
Operating Income	33.7	26.2	7.5	1.2
Pretax Income	31.6	23.3	8.3	1.0

RESULTS OF OPERATIONS

Three Months Ended March 31, 2010 and 2009

Summary

Net income for the first quarter of 2010 improved 36 percent to $20.7 million, or $1.88 per diluted share, compared to $15.2 million, or $1.43 per diluted share, for the first quarter of 2009. All three reportable segments contributed to the favorable results. Below is a summary discussion of the major factors leading to the quarter-over-quarter changes in net sales, profits and expenses. A detailed discussion of segment operating performance for the first quarter of 2010 follows the summary.

Consolidated net sales increased $18.9 million, or six percent, from quarter to quarter. Higher sales volume and the effects of foreign currency translation accounted for approximately $25.7 million and $12.5 million, respectively, of the quarter-over-quarter increase in net sales. Average selling prices declined from quarter to quarter, which reduced the net sales improvement by $19.3 million. Sales volumes increased eight percent, reflecting improvements in the economy and successful execution of specific opportunities in core markets that led to volume increases for all three segments. The decline in average selling prices resulted primarily from selling price decreases made subsequent to the first quarter of 2009 reflecting lower raw material costs.

Operating income for the first quarter of 2010 was $7.5 million, or 29 percent, greater than operating income for the same period of 2009. Gross profit improved $14.9 million, or 31 percent. All three segments contributed to the improvement in gross profit. Surfactants segment gross profit was up $7.9 million, or 19 percent; polymers segment gross profit increased $4.5 million, or 67 percent; and gross profit for the specialty products segment was up $2.5 million, or 100 percent. Lower quarter-over-quarter raw material costs and increased sales volume benefited all segments. The effects of foreign currency translation contributed $1.9 million to the quarter-to-quarter consolidated gross profit improvement.

Operating expenses increased $7.4 million, or 33 percent, between quarters. Major items accounting for the expense increase were as follows:

(Dollars in millions)	Increase

Deferred Compensation Expense	$3.7
Incentive-based Compensation	0.8
Foreign Currency Translation	0.7
European Product Registration	0.5
Salary Expense	0.4
Other	1.3

Total	$7.4

The Company reported $1.8 million of income from its deferred compensation plans in the first quarter of 2010 compared to $5.5 million of income for the same period last year, an unfavorable change of $3.7 million. See the ‘Overview’ and ‘Corporate Expenses’ sections of this management discussion and analysis for further details. Improved operating results caused the rise in incentive-based compensation, which includes stock-based pay, bonuses and profit sharing. European product registration reflected higher expenses for registering the Company’s products under Europe’s Registration, Evaluation, Authorisation and Restriction of Chemical Substances (REACH) regulation.

Interest expense for the first quarter of 2010 was $0.6 million, or 32 percent, less than interest expense for the first quarter of 2009. Lower average debt levels led to the decline.

The loss from equity joint ventures, which includes results for the 50-percent owned SPI and TIORCO joint ventures, declined $0.2 million, or 29 percent, from quarter to quarter. SPI reported income of $0.2 million for the first quarter of 2010 compared to expense of $0.2 million for last year’s first quarter. TIORCO reported $0.8 million of expense in the current quarter compared to $0.6 million of expense in the year ago quarter. The Company also sells surfactant products to TIORCO customers. The sales and resulting income from the sales are included in the Company’s surfactants segment operating results.

Other, net expense was $0.2 million for the first quarter of 2010 compared to $0.3 million for the same period of 2009. A $0.7 million favorable swing in investment related income, partially offset by a $0.6 million decline in foreign exchange gains, accounted for the $0.1 million quarter-over-quarter favorable other, net change.

The effective tax rate was 34.6 percent for the first quarter of 2010 compared to 34.8 percent for the first quarter of 2009. The recently passed U.S. health care legislation and related tax law changes had no effect on the Company’s current provision for income taxes.

Segment Results

(Dollars in thousands)	Surfactants	Polymers	Specialty Products	Segment Results	Corporate	Total

For the three months ended March 31, 2010
Net sales	$262,313	$63,110	$11,607	$337,030	—	$337,030
Operating income	29,253	6,652	4,223	40,128	(6,473)	33,655

For the three months ended March 31, 2009
Net sales	$259,634	$48,713	$9,796	$318,143	—	$318,143
Operating income	24,186	2,603	1,663	28,452	(2,283)	26,169

Surfactants

Surfactants net sales for the first quarter of 2010 increased $2.7 million, or one percent, from net sales for the first quarter of 2009. A six percent increase in sales volume and the effects of foreign currency translation accounted for approximately $14.7 million and $11.4 million, respectively, of the net sales change. The effect of lower raw material costs on average selling prices reduced the quarter-over-quarter change by $23.4 million. A quarter-to-quarter comparison of net sales by region follows:

	For the Three Months Ended
(Dollars in thousands)
	March 31, 2010	March 31, 2009	Increase (Decrease)	Percent Change
North America	$178,620	$175,436	$3,184	+2
Europe	59,580	59,036	544	+1
Latin America	24,113	25,162	(1,049)	-4

Total Surfactants Segment	$262,313	$259,634	$2,679	+1

The two percent increase in net sales for North American operations was attributable to a seven percent increase in sales volume and the effects of foreign currency translation, which accounted for $12.5 million and $3.7 million, respectively, of the net sales change. A seven percent decline in average selling prices reduced the quarter-over-quarter change by $13.0 million. Sales into all major market segments were up between quarters, reflecting some recovery from the economic recession and successful execution of specific opportunities in core markets. Sales volume for consumer products, the region’s largest market segment, continued strong and increased four percent from the year ago quarter. The foreign currency translation effect resulted from the strengthening of the Canadian dollar against the U.S. dollar. Price reductions made subsequent to the first quarter of 2009, reflecting lower raw material costs, led to the lower quarter-over-quarter average selling prices.

Net sales for European operations increased one percent due to the favorable effects of foreign currency translation ($3.9 million) partially offset by the unfavorable effects of a four percent decline in average selling prices ($2.1 million) and a two percent decrease in sales volume ($1.2 million). The foreign currency impact was caused by the strengthening of the European euro and the U.K. pound sterling against the U.S. dollar. Selling price decreases made throughout 2009, reflecting lower raw material costs, accounted for the quarter-to-quarter drop in average selling prices. Prices have also been reduced in some instances due to competitive situations, particularly within the U.K.

The four percent decline in net sales for Latin American operations resulted from the impact of lower average selling prices ($7.7 million), partially offset by the effects of foreign currency translation ($3.8 million) and higher sales volume ($2.9 million). First quarter 2010 average selling prices were 28 percent lower than average prices for the same quarter of last year. A different product sales mix and price decreases made subsequent to the first quarter of 2009 to reflect falling raw material costs drove the decline in average selling prices. The favorable currency translation impact resulted from the strengthening of the currencies for all three Latin American locations against the U.S. dollar. Sales volume was up 12 percent from quarter to quarter due to higher sales volume for the Company’s Brazil subsidiary.

Surfactants operating income for the first quarter of 2010 was $5.1 million greater than operating income for the first quarter of 2009. Gross profit increased $7.9 million due principally to lower quarter-over-quarter raw material costs and higher sales volume. The effects of foreign currency translation contributed $1.7 million of the favorable gross profit change. Operating expenses increased $2.8 million, or 17 percent. Quarter-to-quarter comparisons of gross profit by region and total segment operating expenses and operating income follow:

(Dollars in thousands)	For the Three Months Ended
	March 31, 2010	March 31, 2009	Increase (Decrease)	Percent Change
Gross Profit
North America	$37,238	$27,197	$10,041	+37
Europe	7,067	8,880	(1,813)	-20
Latin America	4,036	4,404	(368)	-8

Total Surfactants Segment	$48,341	$40,481	$7,860	+19

Operating Expenses	19,088	16,295	2,793	+17

Operating Income	$29,253	$24,186	$5,067	+21

The quarter-to-quarter improvement in gross profit for North American operations was largely attributable to the effects of lower quarter-over-quarter raw material costs and the previously noted seven percent increase in sales volume. A more favorable sales mix also contributed. Although raw material costs have been rising as the economy recovers, the impact of the economic recession moved raw material costs lower through most of 2009. As a result, material costs for the first quarter of 2010 remained lower than material costs for the same quarter of 2009. Second quarter 2010 selling price increases have been announced to mitigate the effects of a recent rise in raw material costs on profit margins.

Gross profit for European operations declined as a result of lower selling prices and sales volumes along with higher raw material costs in the UK subsidiary. The effects of foreign currency translation had a $0.4 million positive effect on the quarter-over-quarter change in Europe’s gross profit.

Gross profit for Latin American operations declined largely due to lower unit margins for the region’s Mexico subsidiary. The impact of the lower margins more than offset the region’s 12 percent increase in sales volume and a $0.7 million favorable effect of foreign currency translation. The lower margins resulted from selling prices that lagged behind recent raw material increases. Increased gross profit for the Brazil and Colombia subsidiaries, principally attributable to higher sales volume, partially offset the results for Mexico.

Operating expenses for the surfactants segment were up $2.8 million, or 17 percent, from quarter to quarter. The increase was primarily due to increases of $1.5 million and $0.7 million for North American and European operations, respectively, and a $0.7 million foreign currency translation effect. Approximately $1.2 million of the North American operations expense increase was attributable to planned higher marketing expenses. The major contributors to the increase in North American marketing expenses were higher salaries ($0.4 million), fringe benefits ($0.3 million) and travel-related expenses ($0.2 million). The increase in operating expenses for European operations reflected higher expenses related to registering the Company’s products under Europe’s REACH regulation.

Polymers

Polymers net sales for the first quarter of 2010 increased $14.4 million, or 30 percent, from net sales for the same quarter of 2009. A 25 percent increase in sales volume, higher average selling prices and the effects of foreign currency translation accounted for $11.9 million, $1.4 million and $1.1 million, respectively, of the increase in net sales. A quarter-to-quarter comparison of net sales by region is displayed below:

	For the Three Months Ended
(Dollars in thousands)
	March 31, 2010	March 31, 2009	Increase	Percent Change
North America	$41,973	$32,593	$9,380	+29
Europe	18,440	14,681	3,759	+26
Asia and Other	2,697	1,439	1,258	+87

Total Polymers Segment	$63,110	$48,713	$14,397	+30

Net sales for North American operations increased 29 percent due to a 22 percent increase in sales volume and a six percent increase in average selling prices. The increase in sales volume and average selling prices led to $7.2 million and $2.2 million, respectively, of the increase in net sales. Sales volume for phthalic anhydride and polyols increased 25 percent and 19 percent, respectively. First quarter 2009 volumes were unusually low as the global economic recession negatively affected the industries to which the polymer segment sells. The improved first quarter 2010 sales volume reflected the effects of a recovering economy, as companies began to restore inventories that were reduced to low levels during the recession. The increase in average selling prices reflected rising raw material costs, particularly for phthalic anhydride.

Net sales for European operations grew 26 percent due to a 25 percent increase in sales volume and the effects of foreign currency translation, which accounted for $3.6 million and $1.1 million, respectively, of the improvement in net sales. Average selling prices declined five percent, which offset the effects of sales volume and currency translation by $0.9 million. The higher quarter-over-quarter sales volume reflected improvement in the economy.

Asia and Other operations’ net sales were up 87 percent from quarter to quarter due principally to increased sales volume for the China joint venture.

Polymer operating income for the first quarter of 2010 increased $4.0 million from operating income reported for the first quarter of 2009. Gross profit increased $4.5 million, or 67 percent, due principally to higher unit margins for North American operations and sales volume increases for all regions. Operating expenses increased $0.4 million, or 10 percent, quarter over quarter. Below are quarter-to-quarter comparisons of gross profit by region and total segment operating expenses and operating income:

(Dollars in thousands)	For the Three Months Ended
	March 31, 2010	March 31, 2009	Increase (Decrease)	Percent Change
Gross Profit
North America	$7,442	$2,815	$4,627	+164
Europe	3,419	3,735	(316)	-8
Asia and Other	280	131	149	+114

Total Polymers Segment	$11,141	$6,681	$4,460	+67

Operating Expenses	4,489	4,078	411	+10

Operating Income	$6,652	$2,603	$4,049	+156

Gross profit for North American operations increased 164 percent, which accounted for the polymer segment’s overall improved profit. Higher quarter-over-quarter unit margins and sales volume led to the increase. Margins for the first quarter of 2009 were unusually low due to high priced material in inventory that was accumulated near the end of 2008 (and carried over into 2009) prior to the significant recession-driven decline in commodity costs. Quarter-over-quarter margins were also favorably affected by manufacturing costs that increased just three percent despite a 22 percent increase in sales volume. As the economy has begun to recover from the recession, raw material costs have been on the rise, placing downward pressure on margins. The Company announced a price increase to recover those costs.

Gross profit for European operations declined eight percent despite the 25 percent increase in sales volume. The effects of rising raw material costs coupled with the decline in average selling prices more than offset the impact of higher sales volume.

The increase in gross profit for Asia and Other operations reflected higher sales volume.

The $0.4 million increase in operating expenses was attributable to higher marketing expenses for North American operations ($0.3 million). Operating expenses for foreign operations was up due to the effects of foreign currency translation.

Specialty Products

Net sales for the first quarter of 2010 were $1.8 million, or 18 percent, higher than net sales for the first quarter of 2009. Higher sales volumes and a more favorable mix of sales led to the improvement. Operating income was up $2.6 million, or 154 percent, from quarter to quarter due to higher sales volumes, lower raw material costs and an improved sales mix resulting from increased sales of higher margin pharmaceutical products.

Corporate Expenses

Corporate expenses, which comprise expenses that are not allocated to the reportable segments, increased $4.2 million to $6.5 million for the first quarter of 2010 from $2.3 million for the first quarter of 2009. Deferred compensation expense accounted for $3.7 million of the increase, as the Company recorded $1.8 million of deferred compensation income for the first quarter of 2010 compared to $5.5 million of income for the same period of 2009. The value of Company common stock, to which a large portion of the deferred compensation obligation is tied, declined from $64.81 per share at December 31, 2009, to $55.89 per share at March 31, 2010, a decrease of $8.92 per share. For last year’s first quarter, the Company’s common stock price declined $19.69 per share from $46.99 per share at December 31, 2008, to $27.30 per share at March 31, 2009. The smaller decline in Company common share price led to the recording of less compensation income. Increases in the values of the mutual fund assets held to partially fund the deferred compensation obligation also contributed to the quarter-over-quarter decrease in deferred compensation income. The remainder of the increase in corporate expenses resulted primarily from higher salary and fringe benefit expenses.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operating activities for the first three months of 2010 was a net use of $3.3 million compared to a source of $15.3 million for the same period in 2009. Net income for the current year quarter increased by $5.5 million versus the comparable year-ago period while current year working capital changes were unfavorable by $22.5 million compared to the year-ago period.

For the first quarter of 2010, accounts receivable were a cash use of $38.4 million versus a cash source of $11.8 million for the first quarter of 2009. Inventories were a cash use of $11.2 million for the first three months of 2010 versus a cash source of $10.8 million for the same period in 2009. Accounts payable and accrued liabilities were a source of $16.6 million for the first quarter of 2010 compared to a use of $33.6 million for the comparable period last year.

The working capital increase for the first quarter of 2010 was driven primarily by higher sales volumes compared to the fourth quarter of 2009 and, to a lesser extent, by higher raw material costs and selling prices to customers during 2010. During the first quarter of 2009, the Company had experienced lower raw material costs as well as lower sales versus the preceding quarter, which produced decreases in both accounts receivable and inventories. The Company’s raw material costs are heavily influenced by the costs of crude oil-derived commodity chemicals, which are used by the Company as raw materials. Raw materials are a primary driver to the Company’s working capital, with a direct impact on inventory carrying costs as well as an indirect impact on accounts receivable via selling prices, both of which have had increases during the first quarter of 2010. The Company has not experienced a significant change in the payment timing of its receivables and has not changed its own payment practices related to its payables. It is management’s opinion that the Company’s liquidity is sufficient to provide for potential increases in working capital during 2010.

Investing activities for the first three months of 2010 were a net cash use of $12.9 million compared to $2.8 million for the comparable year-ago quarter. For the first quarter of 2010, capital expenditures totaled $13.0 million versus $15.7 million for the same period in 2009. During the first quarter of 2010, the Company liquidated $0.7 million of investments for participant payouts compared to $4.4 million for the first quarter of 2009. During the first quarter last year, the Company also recovered $8.5 million of restricted cash relating to a 2008 Internal Revenue like-kind exchange, a singular cash inflow accountable for most of the quarter-to- quarter difference in net investing cash flows. For 2010, the Company estimates that full-year capital expenditures will be in a range of $65 million to $75 million, including capacity expansions in Germany and Brazil.

The Company has purchased treasury shares in the open market from time to time in order to fund its own benefit plans and also to mitigate the dilutive effect of new shares issued under its benefit plans. The Company may also make open market repurchases as cash flows permit when, in management’s opinion, the Company’s shares are undervalued in the market. During the first quarter of 2010, the Company purchased 72,845 common shares for the treasury in the open market at a total cost of $3.7 million. As of March 31, 2010, there were 306,468 shares remaining under the current share repurchase authorization.

As of March 31, 2010, the Company’s cash and cash equivalents totaled $75.4 million, including $31.3 million in two separate U.S. money market funds, each of which was rated AAA by Standard and Poor’s and Aaa by Moody’s. Cash in U.S. demand deposit accounts, totaled $24.4 million and cash of the Company’s non-U.S. subsidiaries held outside the U.S. totaled $19.7 million as of March 31, 2010.

Total Company debt decreased by $1.0 million during the first quarter of 2010, from $104.1 million to $103.1 million, reflecting a foreign debt decrease of $1.0 million. Over the same period, net debt, total debt minus cash, increased by $22.1 million, from $5.6 million to $27.7 million, driven mainly by a $23.1 million cash decrease. During the first quarter of 2010, the Company used cash on hand to fund investing outflows of $12.9 million and financing outflows of $7.8 million as well as the $3.3 million shortfall in cash flows from operating activities. As of March 31, 2010, the ratio of total debt to total debt plus shareholders’ equity was 25.3 percent, compared to 26.4 percent as of December 31, 2009. The ratio of net debt to net debt plus shareholders’ equity was 8.3 percent at March 31, 2010, compared to 1.9 percent at December 31, 2009.

As of March 31, 2010, the Company’s debt included $73.9 million of unsecured private placement loans with maturities extending from 2010 through 2018. These loans are the Company’s primary source of long-term debt financing, and are supplemented by bank credit facilities to meet short and medium term needs. The Company’s debt also included a $28.5 million term loan with its U.S. banks, which has maturities from 2010 through 2013.

The Company is in discussions to borrow $40.0 million during the second quarter of 2010 under a new long-term debt agreement with loan proceeds to be used for capital expenditures and other corporate purposes, as well as potential acquisitions. Terms and conditions would be substantially the same as those in the Company’s 5.69 percent Notes issued in 2005.

The Company currently has $58.3 million of credit available under its committed $60.0 million U.S. revolving credit agreement, which will require renewal on or before April 20, 2011. The Company has begun negotiations with its U.S. banks to replace this agreement during the second quarter of 2010 with a new, committed $60 million revolving agreement. The new agreement is expected to have current market pricing with other terms and conditions substantially the same as those in the present agreement. The Company anticipates that cash from operations and cash on hand, as well as committed credit facilities, will be sufficient to fund anticipated capital expenditures, working capital, dividends and other planned financial commitments for the foreseeable future.

Certain foreign subsidiaries of the Company maintain term loans and short-term bank lines of credit in their respective local currencies to meet working capital requirements as well as to fund capital expenditure programs and acquisitions. As of March 31, 2010, the Company’s European subsidiaries had no short-term bank debt with available borrowing capacity of approximately $30.1 million. As of that date, Company’s Latin American subsidiaries had short-term debt of $0.7 million with $5.9 million in available borrowing capacity. The Company’s 80 percent owned China joint venture had no bank debt with $7.8 million in available borrowing capacity.

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

The Company was in compliance with all of its loan agreements as of March 31, 2010. Based on current projections, the Company believes it will be in compliance with its loan agreements throughout 2010.

ENVIRONMENTAL AND LEGAL MATTERS

The Company is subject to extensive federal, state and local environmental laws and regulations. Although the Company’s environmental policies and practices are designed to ensure compliance with these laws and regulations, future developments and increasingly stringent environmental regulation could require the Company to make additional unforeseen environmental expenditures. The Company will continue to invest in the equipment and facilities necessary to comply with existing and future regulations. During the first three months of 2010, the Company’s expenditures for capital projects related to the environment were $0.2 million. These projects are capitalized and depreciated over their estimated useful lives, which is typically 10 years. Recurring costs associated with the operation and maintenance of facilities for waste treatment and disposal and managing environmental compliance in ongoing operations at the Company’s manufacturing locations were $3.8 million and $3.7 million for the three months ended March 31, 2010 and 2009, respectively. While difficult to project, it is not anticipated that these recurring expenses will increase significantly in the future.

Over the years, the Company has received requests for information related to or has been named by the government as a potentially responsible party at a number of waste disposal sites where cleanup costs have been or may be incurred under CERCLA and similar state statutes. In addition, damages are being claimed against the Company in general liability actions for alleged personal injury or property damage in the case of some disposal and plant sites. The Company believes that it has made adequate provisions for the costs it may incur with respect to the sites. It is the Company’s accounting policy to record liabilities when environmental assessments and/or remedial efforts are probable and the cost or range of possible costs can be reasonably estimated. When no amount within the range is a better estimate than any other amount, the minimum is accrued. Some of the factors on which the Company bases its estimates include information provided by feasibility studies, potentially responsible party negotiations and the development of remedial action plans. Because reported liabilities are recorded based on estimates, actual amounts could differ from those estimates. After partial remediation payments at certain sites, the Company has estimated a range of possible environmental and legal losses from $7.3 million to $31.5 million at March 31, 2010, compared to $7.8 million to $31.9 million at December 31, 2009. At March 31, 2010, the Company’s accrued liability for such losses, which represents the Company’s best estimate within the estimated range of possible environmental and legal losses, was $16.8 million compared to $17.1 million at December 31, 2009. During the first three months of 2010, cash outlays related to legal and environmental matters approximated $0.6 million compared to $0.4 million for the first three months of 2009.

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

OUTLOOK

The Company’s record first quarter earnings were the result of sustained margins and improved volumes across all three business segments. The Company believes its core markets provide opportunities for additional profit growth. The Company is presently adding new capabilities to its surfactant plant in Brazil and expanding its polyol plant in Germany. These and other investments should create the opportunity for the Company to sustain its earnings momentum.

CRITICAL ACCOUNTING POLICIES

There have been no changes to the critical accounting policies disclosed in the Company’s 2009 Annual Report on Form 10-K.

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

There have been no material changes in the Company’s market risks since December 31, 2009.

Item 4 – Controls and Procedures

a.	Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures as of the end of the most recent fiscal quarter covered by this Form 10-Q, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) were effective as of March 31, 2010.

b.	Changes in Internal Control Over Financial Reporting

There were no changes in internal controls that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II OTHER INFORMATION

Item 1 – Legal Proceedings

Maywood, New Jersey Site

The Company’s property in Maywood, New Jersey and property formerly owned by the Company adjacent to its current site and other nearby properties (Maywood site) were listed on the National Priorities List in September 1993 pursuant to the provisions of CERCLA because of certain alleged chemical contamination. Pursuant to an Administrative Order on Consent entered into between USEPA and the Company for property formerly owned by the Company, and the issuance of an order by USEPA to the Company for property currently owned by the Company, the Company completed a Remedial Investigation Feasibility Study (RI/FS) in 1994. The Company submitted the Draft Feasibility Study for Soil and Source Areas (Operable Unit 1) in September 2002. In addition, the Company has submitted other documentation and information as requested by USEPA, including a Draft Final FS for Groundwater (Operable Unit 2) in June 2003, additional information regarding groundwater in May 2007, submission of a Draft Feasibility Study for Soil and Groundwater (Operable Units 1 and 2) in March 2009, and additional requested information regarding soil and groundwater in February 2010. The Company is awaiting the issuance of a Record of Decision from USEPA.

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

Wilmington Site

The Company is currently contractually obligated to contribute to the response costs associated with the Company’s formerly-owned site at 51 Eames Street, Wilmington, Massachusetts. Remediation at this site is being managed by its current owner to whom the Company sold the property in 1980. Under the agreement, once total site remediation costs exceed certain levels, the Company is obligated to contribute up to five percent of future response costs associated with this site with no limitation on the ultimate amount of contributions. To date, the Company has paid the current owner $1.8 million for the Company’s portion of environmental response costs through the fourth quarter of 2009 (the current owner of the site bills the Company one calendar quarter in arrears). The Company has recorded a liability for its portion of the estimated remediation costs for the site. Depending on the ultimate cost of the remediation at this site, the amount for which the Company is liable could differ from the current estimates.

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

Item 1A – Risk Factors

There have been no material changes from the risk factors disclosed in the Company’s 2009 Annual Report on Form 10-K.

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds

Below is a summary by month of share purchases by the Company during the first quarter of 2010:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

January	—		—	—	—

February	87,543	(a)	$51.29	—	—

March	6,428	( b )	$49.45	—	—

(a)	Includes 66,417 shares purchased on the open market. Also, includes 21,126 shares of Company common stock tendered by employees to settle minimum statutory withholding taxes related to receipt of performance stock awards.
(b)	Includes 6,428 shares purchased on the open market.

Item 3 – Defaults Upon Senior Securities

None

Item 4 – (Removed and Reserved)

Item 5 – Other Information

None

Item 6 – Exhibits

(a)	Exhibit 10(c)	–	Copy of Management Incentive Plan (As Amended and Restated Effective January 1, 2010)

(b)	Exhibit 31.1	–	Certification of President and Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)

(c)	Exhibit 31.2	–	Certification of Vice President and Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)

(d)	Exhibit 32	–	Certification pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEPAN COMPANY

Date: April 29, 2010

/S/ J. E. HURLBUTT
J. E. Hurlbutt
Vice President and Chief Financial Officer