Form 10-Q
period 2010-06-30
STEPAN CO
filed 2010-07-30
CIK 94049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 23, 2010
Common Stock, $1 par value	10,050,105 Shares

Part I FINANCIAL INFORMATION

Item 1 – Financial Statements

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Unaudited

(In thousands, except per share amounts)	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009

Net Sales	$366,504	$321,199	$703,534	$639,342
Cost of Sales	303,026	255,541	576,504	524,989

Gross Profit	63,478	65,658	127,030	114,353

Operating Expenses:
Marketing	9,391	9,750	20,342	19,063
Administrative	14,273	15,767	23,336	20,234
Research, development and technical services	10,042	8,953	19,925	17,699

	33,706	34,470	63,603	56,996

Operating Income	29,772	31,188	63,427	57,357

Other Income (Expense):
Interest, net	(1,510)	(1,585)	(2,766)	(3,427)
Loss from equity in joint ventures	(764)	(286)	(1,335)	(1,093)
Other, net (Note 13)	(1,111)	1,310	(1,333)	1,041

	(3,385)	(561)	(5,434)	(3,479)

Income Before Provision for Income Taxes	26,387	30,627	57,993	53,878
Provision for Income Taxes	9,318	11,067	20,243	19,160

Net Income	17,069	19,560	37,750	34,718

Net (Income) Loss Attributable to the Noncontrolling Interest (Note 2)	(23)	24	(44)	19

Net Income Attributable to Stepan Company	$17,046	$19,584	$37,706	$34,737

Net Income Per Common Share Attributable to Stepan Company (Note 9):
Basic	$1.66	$1.98	$3.69	$3.51

Diluted	$1.53	$1.83	$3.41	$3.26

Shares Used to Compute Net Income Per Common Share Attributable to Stepan Company (Note 9):
Basic	10,160	9,786	10,130	9,781

Diluted	11,118	10,712	11,052	10,640

Dividends Declared Per Common Share	$0.24	$0.22	$0.48	$0.44

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(Dollars in thousands)	June 30, 2010	December 31, 2009
Assets
Current Assets:
Cash and cash equivalents	$117,842	$98,518
Receivables, net	211,499	157,117
Inventories (Note 6)	86,757	74,693
Deferred income taxes	8,882	9,036
Other current assets	11,098	10,228

Total current assets	436,078	349,592

Property, Plant and Equipment:
Cost	937,053	936,177
Accumulated depreciation	(679,470)	(687,559)

Property, plant and equipment, net	257,583	248,618

Goodwill, net	4,471	4,502
Other intangible assets, net	4,112	4,931
Long-term investments (Note 3)	10,026	10,539
Other non-current assets	14,744	16,021

Total assets	$727,014	$634,203

Liabilities and Stockholders’ Equity
Current Liabilities:
Current maturities of long-term debt (Note 12)	$12,516	$10,173
Accounts payable	122,998	94,666
Accrued liabilities	49,620	58,456

Total current liabilities	185,134	163,295

Deferred income taxes	5,982	2,837

Long-term debt, less current maturities (Note 12)	137,218	93,911

Other non-current liabilities	81,068	83,733

Commitments and Contingencies (Note 7)

Stockholders’ Equity:
5-1/2% convertible preferred stock, cumulative, voting, without par value; authorized 2,000,000 shares; issued and outstanding 540,896 shares in 2010 and 546,396 in 2009	13,522	13,660
Common stock, $1 par value; authorized 30,000,000 shares; Issued 11,419,737 shares in 2010 and 11,229,261 shares in 2009	11,420	11,229
Additional paid-in capital	78,474	71,267
Accumulated other comprehensive loss	(33,811)	(25,893)
Retained earnings (unrestricted approximately $124,140 in 2010 and $95,653 in 2009)	283,509	250,973
Treasury stock, at cost, 1,369,639 shares in 2010 and 1,281,046 shares in 2009	(36,688)	(31,951)

Total Stepan Company stockholders’ equity	316,426	289,285

Noncontrolling interest (Note 2)	1,186	1,142

Total stockholders’ equity	317,612	290,427

Total liabilities and stockholders’ equity	$727,014	$634,203

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(Dollars in thousands)	Six Months Ended June 30
	2010	2009
Cash Flows From Operating Activities
Net income	$37,750	$34,718
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,288	18,086
Deferred compensation	929	(129)
Realized and unrealized loss (gain) on long-term investments	367	(452)
Stock-based compensation	1,806	2,401
Deferred income taxes	3,823	6,386
Other non-cash items	1,627	2,005
Changes in assets and liabilities:
Receivables, net	(61,722)	20,870
Inventories	(13,745)	27,239
Other current assets	(935)	(619)
Accounts payable and accrued liabilities	27,793	(23,103)
Pension liabilities	(488)	(387)
Environmental and legal liabilities	(847)	(166)
Deferred revenues	(596)	(477)
Excess tax benefit from stock options and awards	(2,076)	(328)

Net Cash Provided By Operating Activities	12,974	86,044

Cash Flows From Investing Activities
Expenditures for property, plant and equipment	(28,007)	(23,355)
Change in restricted cash	—	8,477
Sale of mutual fund investments	737	4,407
Other, net	(1,639)	(1,574)

Net Cash Used In Investing Activities	(28,909)	(12,045)

Cash Flows From Financing Activities
Revolving debt and notes payable to banks, net	3,124	(18,181)
Other debt borrowings	40,440	1,552
Other debt repayments	(2,532)	(4,660)
Dividends paid	(5,170)	(4,632)
Purchase of treasury stock	(3,750)	(998)
Stock option exercises	3,109	660
Excess tax benefit from stock options and awards	2,076	328
Other, net	(1,273)	(466)

Net Cash Provided By (Used In) Financing Activities	36,024	(26,397)

Effect of Exchange Rate Changes on Cash	(765)	(35)

Net Increase in Cash and Cash Equivalents	19,324	47,567
Cash and Cash Equivalents at Beginning of Period	98,518	8,258

Cash and Cash Equivalents at End of Period	$117,842	$55,825

Supplemental Cash Flow Information
Cash payments of income taxes, net of refunds	$13,930	$7,086

Cash payments of interest	$2,778	$3,619

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

Unaudited

1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements included herein have been prepared by Stepan Company (Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate and make the information presented not misleading. In the opinion of management, all normal recurring adjustments necessary to present fairly the Company’s financial position as of June 30, 2010, its results of operations for the three and six months ended June 30, 2010 and 2009, and its cash flows for the six months ended June 30, 2010 and 2009, have been included. These financial statements and related footnotes should be read in conjunction with the financial statements and related footnotes included in the Company’s 2009 Form 10-K.

2. RECONCILIATIONS OF EQUITY

Below are reconciliations of total equity, Company equity and equity attributable to the noncontrolling interest for the six months ended June 30, 2010 and 2009:

(In thousands)	Total Equity	Stepan Company Equity	Noncontrolling Interest Equity

Balance at January 1, 2010	$290,427	$289,285	$1,142
Net income	37,750	37,706	44
Dividends	(5,170)	(5,170)	—
Common stock purchases (1)	(4,807)	(4,807)	—
Stock option exercises	3,109	3,109	—
Defined benefit pension adjustments, net of tax	756	756	—
Translation adjustments	(8,674)	(8,674)	—
Other (2)	4,221	4,221	—

Balance at June 30, 2010	$317,612	$316,426	$1,186

STEPAN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

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

(1)

Includes the value of Company shares purchased on the open market, the value of Company common shares tendered by employees to settle minimum statutory withholding taxes related to the receipt of performance awards and the value of Company shares tendered in lieu of cash for stock option exercises.

(2)	Primarily comprised of stock-based and deferred compensation activities.

3. FAIR VALUE DISCLOSURES

The following are the financial instruments held by the Company at June 30, 2010 and December 31, 2009, and descriptions of the methods and assumptions used to estimate the instruments’ fair values:

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

June 30, 2010

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

Debt obligations

The Company’s primary source of long-term debt financing is unsecured private placement notes with fixed interest rates and maturities. The fair value of fixed interest rate debt comprises the combined present values of scheduled principal and interest payments for each of the various loans, individually discounted at rates equivalent to those which could be obtained by the Company for new debt issues with durations equal to the average life to maturity of each loan. The discount rates are based on applicable duration U.S. Treasury rates plus market interest rate spreads to borrowers with credit ratings equivalent to those of the Company. The fair values of the Company’s fixed-rate debt at June 30, 2010 and December 31, 2009, including current maturities, was estimated to be $122,700,000 and $78,545,000, respectively. The carrying value of the Company’s fixed-rate debt was $113,896,000 at June 30, 2010 and $73,896,000 at December 31, 2009.

Debt at June 30, 2010 also included $27,000,000 for an unsecured term loan that carried a variable interest rate of LIBOR plus a spread of 125 basis points as of June 30, 2010. As of the end of the second quarter, the current market spread over LIBOR for entities with credit ratings similar to the Company’s was approximately 225 basis points. Using the current market spread to discount the scheduled principal and interest payment outflows calculated under the contractual spread, the Company estimates the fair value of the variable interest unsecured term loan at June 30, 2010, at approximately $26,268,000 compared to a carrying value of $27,000,000. At December 31, 2009, the fair value of the variable interest unsecured term loan was $26,929,000 compared to a carrying value of $28,500,000.

Because of the short-term nature of the remaining Company debt, the fair values for such debt approximate the carrying values.

STEPAN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

Unaudited

The following tables present assets and liabilities measured at fair value as of June 30, 2010 and December 31, 2009 and the level within the fair value hierarchy in which the fair value measurements fall:

(Dollars in thousands)	June 2010	Level 1	Level 2	Level 3

Mutual fund assets	$10,026	$10,026	$—	$—
Derivative assets: (1)
Foreign currency contracts	21	—	21	—

Total assets at fair value	$10,047	$10,026	$21	$—

Derivative liabilities: (2)
Foreign currency contracts	$962	$—	$962	$—
Forward electric contracts	524	—	524	—

Total liabilities at fair value	$1,486	$—	$1,486	$—

(Dollars in thousands)	December 2009	Level 1	Level 2	Level 3

Mutual fund assets	$10,539	$10,539	$—	$—
Derivative assets: (1)
Foreign currency contracts	3	—	3	—

Total assets at fair value	$10,542	$10,539	$3	$—

Derivative liabilities: (2)
Foreign currency contracts	$244	$—	$244	$—
Forward electric contracts	893	—	893	—

Total liabilities at fair value	$1,137	$—	$1,137	$—

(1)	Included in the receivables, net line in the condensed consolidated balance sheets.
(2)	Included in the accounts payable line in the condensed consolidated balance sheets.

4. DERIVATIVE INSTRUMENTS

The Company is exposed to certain risks relating to its ongoing business operations. The primary risk managed by the use of derivative instruments is foreign currency exchange risk. Specifically, the Company currently holds forward foreign currency exchange contracts that are not designated as any type of accounting hedge, as defined by generally accepted accounting principles. The Company uses these contracts to manage its exposure to exchange rate fluctuations on certain Company subsidiary accounts payable and accounts receivable balances that are denominated in currencies other than the entities’ functional currencies. The forward foreign exchange contracts are recognized on the balance sheet as either an asset or a liability measured at fair value. Gains and losses arising from recording the foreign exchange contracts at fair value are reported in earnings as offsets to the losses and gains reported in earnings arising from the

STEPAN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

Unaudited

remeasurement of the accounts payable and accounts receivable balances into the applicable functional currencies. At June 30, 2010, and December 31, 2009, the Company had open forward foreign currency exchange contracts, all with expiration dates of three months or less, to buy or sell foreign currencies with a U.S. dollar equivalent of $34,865,000 and $30,332,000, respectively.

At June 30, 2010, and December 31, 2009, the Company also held open forward electric contracts to purchase 53,000 megawatts and 107,000 megawatts, respectively, of electricity at fixed prices in 2010. The Company entered into the contracts to help manage the volatile cost of electricity. The electric contracts were not designated as accounting hedges and did not qualify for the normal purchase exception.

See Note 3 for the fair values and line item presentations of derivative instruments reported in the June 30, 2010, and December 31, 2009, consolidated balance sheets.

Derivative instrument gains and losses reported in the consolidated statements of income for the three and six month periods ending June 30, 2010 and 2009, are displayed below:

(Dollars in thousands)	Income Statement Line Item	Gain (Loss)
Derivative Instrument		Three Months Ended June 30		Six Months Ended June 30
		2010	2009	2010	2009
Foreign currency contracts	Other, net	$(1,524)	$758	($744)	($137)
Forward electric contracts	Cost of Sales	616	—	369	—

5. STOCK-BASED COMPENSATION

On June 30, 2010, the Company had stock options outstanding under its 1992 and 2000 Stock Option Plans and stock options and stock awards outstanding under its 2006 Incentive Compensation Plan. Compensation expense charged against income for all stock options and awards was $934,000 and $1,806,000 for the three and six months ended June 30, 2010, compared to $1,181,000 and $2,401,000, respectively, for the three and six months ended June 30, 2009. Unrecognized compensation cost for stock options and stock awards was $1,748,000 and $3,423,000, respectively, at June 30, 2010, compared to $913,000 and $2,485,000, respectively, at December 31, 2009. The increase in unrecognized compensation expenses was primarily due to 2010 grants of 94,736 stock options and 43,583 stock awards. The unrecognized compensation cost at June 30, 2010, is expected to be recognized over weighted average periods of 1.4 years and 2.1 years for stock options and performance stock awards, respectively.

STEPAN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

Unaudited

6. INVENTORIES

The composition of inventories was as follows:

(Dollars in thousands)	June 30, 2010	December 31, 2009

Finished products	$54,867	$45,842
Raw materials	31,890	28,851

Total inventories	$86,757	$74,693

Inventories are primarily priced using the last-in, first-out inventory valuation method. If the first-in, first-out inventory valuation method had been used for all inventories, inventory balances would have been approximately $28,035,000 and $24,182,000 higher than reported at June 30, 2010, and December 31, 2009, respectively.

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

The Company has estimated a range of possible environmental and legal losses from $7.2 million to $31.1 million at June 30, 2010. At June 30, 2010, the Company’s accrued liability for such losses, which represents the Company’s best estimate within the estimated range of possible environmental and legal losses, was $16.3 million, compared to $17.1 million at December 31, 2009. During the first six months of 2010 and 2009, cash outlays related to legal and environmental matters approximated $1.6 million.

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

STEPAN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

Unaudited

Following are summaries of the material contingencies at June 30, 2010:

Maywood, New Jersey Site

The Company’s property in Maywood, New Jersey and property formerly owned by the Company adjacent to its current site and other nearby properties (Maywood site) were listed on the National Priorities List in September 1993 pursuant to the provisions of CERCLA because of certain alleged chemical contamination. Pursuant to an Administrative Order on Consent entered into between USEPA and the Company for property formerly owned by the Company, and the issuance of an order by USEPA to the Company for property currently owned by the Company, the Company completed a Remedial Investigation Feasibility Study (RI/FS) in 1994. The Company submitted the Draft Feasibility Study for Soil and Source Areas (Operable Unit 1) in September 2002. In addition, the Company has submitted other documentation and information as requested by USEPA, including a Draft Final FS for Groundwater (Operable Unit 2) in June 2003, additional information regarding groundwater in May 2007, submission of a Draft Feasibility Study for Soil and Groundwater (Operable Units 1 and 2) in March 2009, and additional requested information regarding soil and groundwater in February 2010 and June 2010. The Company is awaiting the issuance of a Record of Decision from USEPA.

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

June 30, 2010

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

In the fourth quarter of 2007, the PRPs who agreed to conduct the interim remedial action entered into an Administrative Settlement Agreement and Order on Consent for Removal Action with USEPA, and these PRPs also entered into a Supplemental Lightman Yard Participation and Interim Funding Agreement to fund the agreed-upon removal action. The Company paid a soil removal assessment upon execution of the agreements which did not have a material impact on the financial position, results of operations or cash flows of the Company. The soil removal action was completed and USEPA approved it in October 2009. A final Feasibility Study was submitted to USEPA in February 2009 and was approved in March 2009. In June 2009, USEPA issued a Proposed Plan for Remediation. In the second quarter of 2009, after

STEPAN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

Unaudited

considering the Feasibility Study and Proposed Plan for Remediation, the Company revised its estimated range of possible losses for the site and increased its recorded liability. Recording the additional liability did not have a material effect on the Company’s financial position, results of operations or cash flows. In September 2009, USEPA signed the Record of Decision. After considering the signed Record of Decision, the Company determined no further adjustments to its liability or range of losses for the site, were necessary. USEPA issued an Administrative Order for Remedial Design and Remedial Action to some of the PRPs in June 2010, which requires the PRPs to implement the remedy USEPA selected in the Record of Decision. Discussions among the PRPs concerning allocation and compliance with the orders are continuing.

The Company believes that based on current information it has adequate reserves for claims associated with the Lightman site. However, actual costs could differ from current estimates.

Wilmington Site

The Company is currently contractually obligated to contribute to the response costs associated with the Company’s formerly-owned site at 51 Eames Street, Wilmington, Massachusetts. Remediation at this site is being managed by its current owner to whom the Company sold the property in 1980. Under the agreement, once total site remediation costs exceed certain levels, the Company is obligated to contribute up to five percent of future response costs associated with this site with no limitation on the ultimate amount of contributions. To date, the Company has paid the current owner $1.8 million for the Company’s portion of environmental response costs through the first quarter of 2010 (the current owner of the site bills the Company one calendar quarter in arrears). The Company has recorded a liability for its portion of the estimated remediation costs for the site. Depending on the ultimate cost of the remediation at this site, the amount for which the Company is liable could differ from the current estimates.

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

June 30, 2010

Unaudited

8. POSTRETIREMENT BENEFIT PLANS

Defined Benefit Pension Plans

The Company sponsors various funded qualified and unfunded non-qualified defined benefit pension plans, the most significant of which cover employees in the U.S. and U.K. locations. The U.S. and U.K. defined benefit pension plans are frozen and service benefits are no longer being accrued.

Components of Net Periodic Benefit Cost

	UNITED STATES
(Dollars in thousands)	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Interest cost	$1,767	$1,775	$3,534	$3,550
Expected return on plan assets	(1,962)	(1,856)	(3,924)	(3,713)
Amortization of net loss	535	366	1,070	733

Net periodic benefit cost	$340	$285	$680	$570

	UNITED KINGDOM
(Dollars in thousands)	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Interest cost	$250	$210	$512	$409
Expected return on plan assets	(210)	(139)	(428)	(271)
Amortization of net loss	67	20	136	39

Net periodic benefit cost	$107	$91	$220	$177

Employer Contributions

U.S. Plans

The Company expects to contribute approximately $2,757,000 to its U.S. qualified defined benefit pension plans in 2010 and to pay $350,000 in 2010 related to its unfunded non-qualified plans. As of June 30, 2010, $794,000 had been contributed to the qualified plans and $150,000 had been paid related to the non-qualified plans.

U.K. Plan

The Company’s United Kingdom subsidiary expects to contribute approximately $921,000 to its defined benefit pension plan in 2010. As of June 30, 2010, $435,000 had been contributed to the plan.

STEPAN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

Unaudited

Defined Contribution Plans

Defined contribution plan expense for the Company’s retirement savings plans was $1,170,000 and $2,294,000, respectively, for the three and six months ended June 30, 2010, compared to $1,216,000 and $2,423,000, respectively, for the three and six months ended June 30, 2009.

Expenses related to the Company’s profit sharing plan were $1,350,000 and $2,726,000, respectively, for the three and six months ended June 30, 2010, compared to $1,339,000 and $2,283,000, respectively, for the three and six months ended June 30, 2009.

9. EARNINGS PER SHARE

Below is the computation of basic and diluted earnings per share for the three and six months ended June 30, 2010 and 2009.

(In thousands, except per share amounts)	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Computation of Basic Earnings per Share
Net income attributable to Stepan Company	$17,046	$19,584	$37,706	$34,737
Deduct dividends on preferred stock	188	189	376	378

Income applicable to common stock	$16,858	$19,395	$37,330	$34,359

Weighted-average number of common shares outstanding	10,160	9,786	10,130	9,781

Basic earnings per share	$1.66	$1.98	$3.69	$3.51

Computation of Diluted Earnings per Share
Net income attributable to Stepan Company	$17,046	$19,584	$37,706	$34,737

Weighted-average number of common shares outstanding	10,160	9,786	10,130	9,781
Add net shares issuable from assumed exercise of options (under treasury stock method) (1)	273	232	267	198
Add contingently issuable net shares related to performance stock awards and unvested stock awards (under treasury stock method)	63	66	32	33
Add weighted-average shares issuable from assumed conversion of convertible preferred stock	622	628	623	628

Shares applicable to diluted earnings	11,118	10,712	11,052	10,640

Diluted earnings per share	$1.53	$1.83	$3.41	$3.26

(1)

Options to purchase 4,276 and 75,861 shares of common stock were not included in the computations of diluted earnings per share for the three and six months ended June 30, 2009, respectively. The options’ exercise prices were greater than the average market price for the common stock and their effect would have been antidilutive. There were no antidilutive stock options for the three and six months ended June 30, 2010.

STEPAN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

Unaudited

10. COMPREHENSIVE INCOME

Comprehensive income includes net income and all other non-owner changes in equity that are not reported in net income. Below is the Company’s comprehensive income for the three and six months ended June 30, 2010 and 2009:

(Dollars in thousands)	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Net income	$17,069	$19,560	$37,750	$34,718
Other comprehensive income:
Foreign currency translation gains (losses)	(7,842)	11,451	(8,674)	5,285
Pension liability adjustments, net of tax	377	239	756	477

Comprehensive income	9,604	31,250	29,832	40,480
Comprehensive (income) loss attributable to the noncontrolling interest	(23)	22	(44)	20

Comprehensive income attributable to Stepan Company	$9,581	$31,272	$29,788	$40,500

11. SEGMENT REPORTING

The Company has three reportable segments: surfactants, polymers and specialty products. Segment operating results for the three and six months ended June 30, 2010 and 2009, are summarized below:

(Dollars in thousands)	Surfactants	Polymers	Specialty Products	Segment Totals

For the three months ended June 30, 2010
Net sales	$264,567	$90,893	$11,044	$366,504
Operating income	26,735	10,512	3,776	41,023

For the three months ended June 30, 2009
Net sales	$238,480	$71,130	$11,589	$321,199
Operating income	29,174	11,133	3,976	44,283

For the six months ended June 30, 2010
Net sales	$526,880	$154,003	$22,651	$703,534
Operating income	55,988	17,164	7,999	81,151

For the six months ended June 30, 2009
Net sales	$498,114	$119,843	$21,385	$639,342
Operating income	53,360	13,736	5,639	72,735

STEPAN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

Unaudited

Below are reconciliations of segment operating income to consolidated income before income taxes:

(Dollars in thousands)	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Operating income segment totals	$41,023	$44,283	$81,151	$72,735
Unallocated corporate expenses	(11,251)	(13,095)	(17,724)	(15,378)
Interest expense, net	(1,510)	(1,585)	(2,766)	(3,427)
Loss from equity in joint ventures	(764)	(286)	(1,335)	(1,093)
Other, net	(1,111)	1,310	(1,333)	1,041

Consolidated income before income taxes	$26,387	$30,627	$57,993	$53,878

12. DEBT

At June 30, 2010, and December 31, 2009, debt comprised the following:

(Dollars in thousands)	Maturity Dates	June 30 2010	December 31 2009
Unsecured private placement notes
5.88%	2016-2022	$40,000	—
5.69%	2012-2018	40,000	$40,000
6.86%	2010-2015	25,714	25,714
6.59%	2010-2012	8,182	8,182
Unsecured bank term loan	2010-2013	27,000	28,500
Debt of foreign subsidiaries
Secured bank term loans, foreign currency	2010	—	776
Other, foreign currency	2010-2015	4,027	912
Build-to-suit obligation		4,811	—

Total		149,734	104,084
Less current maturities		12,516	10,173

Long-term debt		$137,218	$93,911

On June 1, 2010, the Company completed a new $40.0 million private placement loan with three insurance companies, with loan proceeds to be used for capital expenditures and other corporate purposes. This new loan bears fixed interest at 5.88 percent per annum payable semi-annually with equal annual principal repayments from 2016 through final maturity in 2022. Terms and conditions of this agreement are substantially the same as those in the agreement covering the Company’s 5.69 percent notes issued in 2005.

On January 19, 2010, the Company entered into a build-to-suit lease agreement for the construction of a warehouse at its Millsdale (Joliet), Illinois, manufacturing site. For accounting purposes, the Company is considered the owner of the asset during the construction period. As such, an asset and a financial obligation have been recorded related to the agreement.

STEPAN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

Unaudited

The various loan agreements contain provisions, which, among others, require maintenance of certain financial ratios and place limitations on additional debt, investments and payment of dividends. The Company is in compliance with its loan agreements.

13. OTHER, NET

Other, net in the consolidated statements of income included the following:

(Dollars in thousands)	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Foreign exchange gain (loss)	$(425)	$470	$(996)	$558
Investment related income	15	19	30	31
Realized and unrealized income (loss) on investments	(701)	821	(367)	452

Other, net	$(1,111)	$1,310	$(1,333)	$1,041

14. SUBSEQUENT EVENTS

On July 2, 2010, the Company purchased the manufacturing assets of Peter Cremer GmbH located on Jurong Island in Singapore. The purchase price of the manufacturing assets was $10,400,000, which the Company paid from available cash. The Company plans to install methyl esters fractionation capability on the site. Methyl esters are a core building block of the Company’s surfactants segment, and the acquisition of the Jurong Island manufacturing assets provides the Company an opportunity to reach its global customer base with methyl esters and value added derivatives made from tropical oils available in the region. The Company plans for the site to begin methyl esters production by the end of 2011.

On July 15, 2010, the Company’s Stepan Europe subsidiary acquired all the shares of Alfa Systems Sp, z o.o. (Alfa Systems). The purchase included a plant in Brzeg Dolny, Poland, which specializes in the manufacture of aromatic polyester polyol from recycled polyethylene terephthalate. Polyester polyols are the critical component of the Company’s polymers segment. The acquisition of Alfa Systems provides the Company manufacturing capability in Eastern Europe and the ability to economically and effectively serve customers in Central and Eastern Europe. The purchase price of the acquisition was approximately €9,100,000 ($11,600,000) potentially reduced by €2,500,000 for environmental remediation costs assumed by the Company and other possible acquisition claims that were unknown at the time of acquisition. The acquisition was financed using local (France) bank debt. The allocation of the purchase price has not yet been made as valuations of the assets and liabilities are ongoing.

On July 19, 2010, the Company purchased controlling interest of the Stepan Philippines Inc. (SPI) joint venture, raising the Company’s ownership interest in the venture from 50 percent to 88.8 percent. In July, the Company paid $3,709,000 of cash to purchase the interests of one owner, transferred $1,989,000 of cash to SPI as an additional

STEPAN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

Unaudited

capital investment (i.e. subscribed to new shares) and capitalized a $3,900,000 liability originally due the Company pursuant to a royalty agreement between the Company and SPI. The allocation of the purchase price has not yet been made as valuations of the assets and liabilities are ongoing.

15. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board issued amendments to the accounting rules for variable interest entities (VIEs), which are intended to improve financial reporting by providing additional guidance to companies involved with VIEs and by requiring additional disclosures about a company’s involvement in VIEs. These amendments were effective for interim and annual periods beginning after November 15, 2009. After considering the provisions of the VIE amendments, the Company concluded that none of the unconsolidated entities in which the Company holds an ownership interest were required to be treated as VIEs. Therefore, adoption of these amendments did not have an effect on the Company’s financial position, results of operations or cash flows.

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

Overview

The Company produces and sells intermediate chemicals that are used in a wide variety of applications worldwide. The overall business comprises three reportable segments:

•

Surfactants – Surfactants, which accounted for 75 percent of consolidated net sales for the first half of 2010, are principal ingredients in consumer and industrial cleaning products such as detergents for washing clothes, dishes, carpets, floors and walls, as well as shampoos, body washes, toothpastes and fabric softeners. Other applications include germicidal quaternary compounds, lubricating ingredients, emulsifiers (for spreading agricultural products), plastics and composites and biodiesel. Surfactants are manufactured at six North American sites (five in the U.S. and one in Canada), three European sites (United Kingdom, France and Germany) and three Latin American sites (Mexico, Brazil and Colombia). The Company holds a 50 percent ownership interest in two joint ventures, Stepan Philippines and TIORCO, LLC, that are excluded from surfactant segment operating results. The joint ventures are accounted for under the equity method.

•

Polymers – Polymers, which accounted for 22 percent of consolidated net sales for the first half of 2010, include two primary product lines: polyols and phthalic anhydride. Polyols are used in the manufacture of laminate insulation board for the construction industry and are also sold to the appliance, flexible foam and coatings, adhesives, sealants and elastomers (C.A.S.E.) industries. Phthalic anhydride is used in unsaturated polyester resins, alkyd resins and plasticizers for applications in construction materials and components of automotive, boating and other consumer products. In the U.S., polymer product lines are manufactured at the Company’s Millsdale, Illinois, site. Polyols are also manufactured at the Company’s Wesseling (Cologne), Germany facility, as well as at its 80-percent owned joint venture in Nanjing, China (which is included in consolidated results).

•

Specialty Products – Specialty products, which accounted for three percent of consolidated net sales for the first half of 2010, include flavors, emulsifiers and solubilizers used in the food and pharmaceutical industries. Specialty products are manufactured primarily at the Company’s Maywood, New Jersey, site.

First half sales volume for 2010 was seven percent ahead of 2009 first half volume. The Company’s largest segment, surfactants, reported four percent quarter-over-quarter and five percent year-over-year volume growth. The economic downturn had less of an impact on surfactant sales volume due to their use in laundry and personal care products, which are relatively recession-resistant. Polymers, which was the segment most severely affected by the economic downturn (polymer products are used in roofing insulation, construction materials, automotive and recreational vehicle applications), posted second quarter 2010 sales volume that exceeded second quarter 2009 volume by 16 percent, while sales volume for the first half of the year were up 19 percent over last year’s first half.

Deferred Compensation Plans

The accounting for the Company’s deferred compensation plans and investment assets related to the plans can cause period-to-period fluctuations in Company expenses and profits. For the second quarter of 2010, the Company recorded $3.4 million in total expense related to the Company’s deferred compensation plans compared to $4.6 million of expense for the same period of 2009. For the six months ended June 30, 2010, total expense related to the Company’s deferred compensation plans was $1.3 million compared to income of $0.6 million for the six months ended June 30, 2009. The pretax effect of all deferred compensation-related activities (which includes realized and unrealized gains and losses on the mutual fund assets held to fund the deferred compensation obligations) and the income statement line items in which the effects were recorded are displayed below (see the ‘Corporate Expenses’ section of this management discussion and analysis for further details):

	(Income) Expense
(Dollars in millions)	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Deferred Compensation (Administrative Expense)	$2.7	$5.4	$0.9	$(0.1)
Investment Income (Other, net)	—	—	—	—
Realized and Unrealized (Gains) Losses on Investments (Other, net)	0.7	(0.8)	0.4	(0.5)

Net Pretax Income Effect	$3.4	$4.6	$1.3	$(0.6)

Effects of Foreign Currency Translation

The Company’s foreign subsidiaries transact business and report financial results in their respective local currencies. As a result, foreign subsidiary income statements are translated into U.S. dollars at average foreign exchange rates appropriate for the reporting period. Because foreign exchange rates fluctuate against the U.S. dollar over time, foreign currency translation affects period-to-period comparisons of financial statement items (i.e. because foreign exchange rates fluctuate, similar period-to-period local currency results for a foreign subsidiary may translate into different U.S. dollar results). For the quarter ended June 30, 2010, the impact of foreign currency translation was negligible on Company profits. For the first half of 2010, the U.S. dollar was weaker against nearly all the foreign currencies, except the European euro, in the locations where the Company does business, when compared to the exchange rates for the first half of 2009. Consequently, reported net sales, expense and income amounts for 2010 were higher than they would have been had the foreign currency exchange rates remained constant with the rates for 2009. Below is a table that presents the effect that foreign currency translation had on the year-to-year changes in consolidated net sales and various income line items for the first half ending June 30, 2010:

	Six Months Ended June 30			Increase Due to Foreign Translation
(In millions)	2010	2009	Increase

Net Sales	$703.5	$639.3	$64.2	$12.4
Gross Profit	127.0	114.4	12.6	2.2
Operating Income	63.4	57.4	6.0	1.7
Pretax Income	58.0	53.9	4.1	1.4

RESULTS OF OPERATIONS

Three Months Ended June 30, 2010 and 2009

Summary

Net income for the second quarter of 2010 declined 13 percent to $17.0 million, or $1.53 per diluted share, compared to $19.6 million, or $1.83 per diluted share, for the second quarter of 2009. Below is a summary discussion of the major factors leading to the quarter-over-quarter changes in net sales, profits and expenses. A detailed discussion of segment operating performance for the second quarter of 2010 follows the summary.

Consolidated net sales increased $45.3 million, or 14 percent, quarter over quarter. Higher average selling prices and sales volumes accounted for approximately $25.5 million and $19.9 million, respectively, of the net sales increase. The net effects of foreign currency translation were insignificant. The increase in average selling prices reflected higher raw material costs. Sales volumes increased six percent, reflecting improvements in the economy and successful execution of specific opportunities in core markets. Polymers and surfactants segments sales volumes were up 16 percent and four percent, respectively.

Operating income for the second quarter of 2010 declined $1.4 million, or five percent, from operating income for the second quarter of 2009. Gross profit decreased $2.2 million, or three percent. Surfactants segment gross profit was down $1.7 million, or four percent; polymers segment gross profit decreased $0.4 million, or three percent; and gross profit for the specialty products segment dropped $0.2 million, or four percent. The impact of higher raw material costs more than offset the effects of higher sales volume and average selling prices.

Operating expenses declined $0.8 million, or two percent, from quarter to quarter. Major items accounting for the expense increase were as follows:

(Dollars in millions)	Increase (Decrease)

Deferred Compensation Expense	$(2.7)
Bad Debt Expense	(1.1)
Salary Fringe Benefits	(0.5)
European Product Registration	0.4
Travel Expense	0.5
Consulting Expense	0.8
Salary Expense	0.8
Other	1.0

Total	$(0.8)

The reduction in deferred compensation expense was attributable to changes in the values for the mutual fund assets and Company common stock to which the deferred compensation obligation is tied. See the ‘Overview’ and ‘Corporate Expenses’ sections of this management discussion and analysis for further details. Bad debt expenses declined as a result of lower reserve requirements, particularly for previously identified high-risk accounts. Salary fringe benefits were down quarter-over-quarter due primarily to lower bonus expense, which reflected higher performance targets. European product registration reflected higher expenses for registering the Company’s products under Europe’s Registration, Evaluation, Authorisation and Restriction of Chemical Substances (REACH) regulation. The increase in travel-related expenses was due to the unusually low expenses in the prior year that resulted from the Company’s restriction of travel implemented during the economic recession. Higher salary expense reflected increased personnel and normal pay raises. The increase in the number of employees was attributable to filling open positions and the addition of positions for the Company’s expanded efforts in Asia.

The loss from equity joint ventures, which includes results for the 50-percent owned SPI and TIORCO joint ventures, increased $0.5 million from quarter to quarter. Equity in SPI’s income fell $0.3 million between quarters and equity in TIORCO’s loss increased $0.2 million. The Company also sells surfactant products to TIORCO customers. The sales and resulting income from the sales are included in the Company’s surfactants segment operating results.

The other, net line item of the consolidated statement of income includes investment related income (i.e. dividends, interest and realized and unrealized gains and losses) associated with the Company’s mutual fund assets held for the deferred compensation plans and foreign exchange gains and losses. Other, net was $1.1 million of expense for the second quarter of 2010 compared to $1.3 million of income for the same period of 2009. Unfavorable swings of $1.5 million and $0.9 million in realized and unrealized gains and losses on investments and foreign exchange gains and losses, respectively, accounted for the $2.4 million quarter-over-quarter unfavorable other, net change.

The effective tax rate was 35.3 percent for the second quarter ended June 30, 2010, compared to 36.1 percent for the second quarter ended June 30, 2009. The decrease in the effective tax rate was primarily attributable to an increase in the domestic production activities deduction.

Segment Results

(Dollars in thousands)	Surfactants	Polymers	Specialty Products	Segment Results	Corporate	Total

For the three months ended June 30, 2010
Net sales	$264,567	$90,893	$11,044	$366,504	—	$366,504
Operating income	26,735	10,512	3,776	41,023	(11,251)	29,772

For the three months ended June 30, 2009
Net sales	$238,480	$71,130	$11,589	$321,199	—	$321,199
Operating income	29,174	11,133	3,976	44,283	(13,095)	31,188

Surfactants

Surfactants net sales for the second quarter of 2010 increased $26.1 million, or 11 percent, from net sales for the second quarter of 2009. Higher average selling prices, a four percent increase in sales volume and the effects of foreign currency translation accounted for approximately $14.3 million, $10.1 million and $1.7 million, respectively, of the net sales change. A quarter-to-quarter comparison of net sales by region follows:

	For the Three Months Ended
(Dollars in thousands)
	June 30, 2010	June 30, 2009	Increase	Percent Change
North America	$179,221	$162,088	$17,133	+11
Europe	58,478	51,410	7,068	+14
Latin America	26,868	24,982	1,886	+8

Total Surfactants Segment	$264,567	$238,480	$26,087	+11

Net sales for North American operations grew 11 percent due to a five percent increase in sales volume, a four percent increase in average selling prices and the effects of foreign currency translation, which accounted for $8.8 million, $6.1 million and $2.2 million, respectively, of the net sales change. Sales into all major market segments were up quarter over quarter due to the recovering economy and successful execution of specific opportunities in core markets. The higher average selling prices reflected increased costs for raw materials. The foreign currency translation effect resulted from the strengthening of the Canadian dollar against the U.S. dollar.

Net sales for European operations increased 14 percent due to higher average selling prices and a 10 percent increase in sales volume, which accounted for $5.2 million and $4.9 million, respectively, of the net sales increase. The unfavorable effects of foreign currency translation reduced the quarter-to-quarter change by $3.0 million. Average selling prices increased nine percent due largely to higher raw material costs. The foreign currency impact was caused by the quarter-over-quarter weakening of the European euro and the U.K. pound sterling against the U.S. dollar.

Net sales for Latin American operations increased eight percent due to the effects of foreign currency translation and higher average selling prices, which accounted for $2.4 million and $1.9 million, respectively, of the increase. A 10 percent decline in sales volume reduced the quarter-over-quarter change by $2.4 million. The favorable currency translation impact resulted from the strengthening of the currencies for all three Latin American locations against the U.S. dollar. Average selling prices for the second quarter of 2010 were eight percent higher than average prices for the same quarter of last year. A different product sales mix caused the increase in average selling prices. The sales volume decline reflected lower sales volume for the Company’s Brazil subsidiary due to a planned shutdown to facilitate a plant expansion to be completed later in 2010.

Surfactants operating income for the second quarter of 2010 declined $2.4 million, or eight percent, from operating income for the second quarter of last year. Despite the increase in sales volume, gross profit decreased $1.7 million due largely to the impact of higher raw material costs. Operating expenses increased $0.7 million, or four percent. Quarter-to-quarter comparisons of gross profit by region and total segment operating expenses and operating income follow:

(Dollars in thousands)	For the Three Months Ended
	June 30, 2010	June 30, 2009	Increase (Decrease)	Percent Change
Gross Profit
North America	$34,365	$35,704	$(1,339)	-4
Europe	5,535	7,170	(1,635)	-23
Latin America	4,425	3,190	1,235	+39

Total Surfactants Segment	$44,325	$46,064	$(1,739)	-4

Operating Expenses	17,590	16,890	700	+4

Operating Income	$26,735	$29,174	$(2,439)	-8

Gross profit for North American operations declined four percent for the quarter due to higher manufacturing costs related to higher maintenance costs and increased headcount. Selling price increases have been largely effective in recovering recent raw material cost increases. Further price increases have been announced for the third quarter of 2010.

Gross profit for European operations declined 23 percent primarily as a result of higher raw material costs, which have more than offset the impacts of the previously noted selling price and sales volume increases. Due to competitive pressures, selling price increases have lagged behind the rising costs of raw materials. Also negatively affecting the quarter-to-quarter change in gross profit was $0.3 million for the negative effect of foreign currency translation.

Gross profit for Latin American operations improved 39 percent largely due to improved results for the region’s Mexico subsidiary. Higher margins drove Mexico’s profit improvement as the effects of higher selling prices and lower raw material costs more than offset the impact of lower sales volume for Latin American operations. A more favorable mix of sales for the region and $0.4 million from the favorable effects of foreign currency translation also contributed.

Operating expenses for the surfactants segment were up $0.7 million, or four percent, from quarter to quarter. The higher operating expenses were primarily due to $0.6 million and $0.4 million increases for European and Latin American operations, respectively, partially offset by a $0.2 million decline in expenses for North American operations. Increased expenses related to registering the Company’s products under Europe’s REACH regulation ($0.4 million) accounted for the higher European operations expenses, and increased marketing expenses ($0.3 million) accounted for the higher Latin American operations operating expenses. The quarter-over-quarter change for North American operations included a $0.9 million decrease in marketing expenses partially offset by a $0.7 million increase in research and development expenses. Decreases in bad debt expense ($1.2 million), due to reduced reserve requirements, accounted for the marketing expense decline. The increase in research and development expenses included numerous items, the largest of which was increased expense for contracted services and consulting ($0.4 million).

Polymers

Net sales for the second quarter of 2010 increased $19.8 million, or 28 percent, from net sales for the same quarter of 2009. A 16 percent increase in sales volume and a 10 percent increase in average selling prices accounted for $11.2 million and $10.4 million, respectively, of the increase in net sales. The effects of foreign currency translation reduced net sales by $1.8 million. A quarter-to-quarter comparison of net sales by region is displayed below:

	For the Three Months Ended
(Dollars in thousands)
	June 30, 2010	June 30, 2009	Increase	Percent Change
North America	$61,611	$50,929	$10,682	+21
Europe	23,803	16,916	6,887	+41
Asia and Other	5,479	3,285	2,194	+67

Total Polymers Segment	$90,893	$71,130	$19,763	+28

Net sales for North American operations increased 21 percent due to a 12 percent increase in average selling prices and an eight percent increase in sales volume. The higher average selling prices and sales volume led to $6.5 million and $4.2 million, respectively, of the increase in net sales. The increase in average selling prices reflected rising raw material costs. Sales volume for phthalic anhydride and polyols increased 10 percent and eight percent, respectively, due primarily to an improving economy.

Net sales for European operations increased 41 percent due to a 33 percent increase in sales volume and a 13 percent increase in average selling prices, which accounted for $5.6 million and $3.1 million, respectively, of the growth in net sales. The higher quarter-over-quarter sales volume reflected improved economic conditions. Higher raw material costs led to the increase in average selling prices. The effects of foreign currency translation reduced the impact of the higher sales volume and selling prices by $1.8 million.

Asia and Other operations’ net sales were up 67 percent from quarter to quarter due principally to increased sales volume for the Company’s China joint venture. Higher average selling prices also contributed.

Polymers operating income for the second quarter of 2010 declined $0.6 million from last year’s second quarter operating income. Gross profit declined $0.4 million, or three percent, due to lower unit margins for European operations. Below are quarter-to-quarter comparisons of gross profit by region and total segment operating expenses and operating income:

(Dollars in thousands)	For the Three Months Ended
	June 30, 2010	June 30, 2009	Increase (Decrease)	Percent Change
Gross Profit
North America	$11,833	$10,956	$877	+8
Europe	2,789	4,315	(1,526)	-35
Asia and Other	418	216	202	+94

Total Polymers Segment	$15,040	$15,487	$(447)	-3

Operating Expenses	4,528	4,354	174	+4

Operating Income	$10,512	$11,133	$(621)	-6

The eight percent increase in gross profit for North American operations was entirely due to the previously noted eight percent improvement in sales volume. Unit margins remained unchanged from quarter to quarter as the increase in average selling prices was offset by increases in raw material costs. Raw material costs have risen, placing downward pressure on margins particularly for the region’s polyol products. In a continued effort to stem profit erosion, the Company announced additional polyol selling price increases for the third quarter.

Gross profit for European operations declined 35 percent due to falling margins. The negative effects of rising raw material costs more than offset the impact of the 33 percent increase in sales volume. Selling prices have been raised but have not kept pace with the increases in the cost of raw materials. Price increases will continue to be made as the market allows.

The increase in gross profit for Asia and Other operations reflected higher sales volume for the Company’s China joint venture.

The $0.2 million increase in operating expenses was largely due to higher marketing expenses for North American operations.

Specialty Products

Net sales for the second quarter of 2010 were $0.5 million, or five percent, lower than net sales for the second quarter of 2009. Quarter-over-quarter operating income decreased $0.2 million. Lower sales volumes led to the net sales and operating income declines.

Corporate Expenses

Corporate expenses, which comprise expenses that are not allocated to the reportable segments, declined $1.8 million to $11.3 million for the second quarter of 2010 from $13.1 million for the second quarter of 2009. A $2.7 million decrease in deferred compensation expense accounted for the decline. The reduction in deferred compensation expense was attributable to changes in the values for the mutual fund assets and Company common stock to which the deferred compensation obligation is tied (the accounting for the deferred compensation plan results in income when the values of Company common stock or mutual funds held in the plan fall and expense when values rise). Specifically, the drop in deferred compensation expense reflected 1) a second quarter 2010 decline in the value of mutual fund assets compared to a second quarter 2009 increase in mutual fund value and 2) a smaller quarter-over-quarter increase in the value of Company common stock. The value of Company common stock increased $12.54 from $55.89 per share at March 31, 2010, to $68.43 per share at June 30, 2010. For last year’s second quarter, the Company’s common stock price increased $16.86 per share from $27.30 per share at March 31, 2009, to $44.16 per share at June 30, 2009. Higher quarter-over-quarter salary and consulting expenses partially offset the effect of the lower deferred compensation expense.

Six Months Ended June 30, 2010 and 2009

Summary

Net income for the first half of 2010 increased nine percent to $37.7 million, or $3.41 per diluted share, compared to $34.7 million, or $3.26 per diluted share, for the first half of 2009. All three reportable segments contributed to the favorable results. Below is a summary discussion of the major factors leading to the year-over-year changes in net sales, profits and expenses. A detailed discussion of segment operating performance for the first half of 2010 follows the summary.

Consolidated net sales for the first half of 2010 increased $64.2 million, or 10 percent, from net sales for the same period last year. Higher sales volume, the effects of foreign currency translation and higher average selling prices accounted for approximately $45.4 million, $12.4 million and $6.4 million, respectively, of the year-over-year increase in net sales. Sales volumes increased seven percent due to better economic conditions and successful execution of specific opportunities in core markets. All three segments reported increased sales volumes. Average selling prices increased due principally to rising raw material costs in the polymer segment

Operating income for the first half of 2010 was $6.1 million, or 11 percent, greater than operating income for the first half of 2009. Gross profit improved $12.7 million, or 11 percent. All three segments contributed to the improvement in gross profit. Surfactants segment gross profit was up $6.1 million, or seven percent; polymers segment gross profit increased $4.0 million, or 18 percent; and gross profit for the specialty products segment was up $2.3 million, or 32 percent. Higher sales volume benefited all segments. The effects of foreign currency translation contributed $2.2 million to the year-to-year consolidated gross profit improvement.

Operating expenses increased $6.6 million, or 12 percent, year over year. Major items accounting for the expense increase were as follows:

(Dollars in millions)	Increase (Decrease)

Salary Expense	$1.1
Deferred Compensation Expense	1.0
Travel Expense	1.0
European Product Registration	0.9
Consulting Expense	0.9
Salary Fringe Benefits	0.6
Foreign Currency Translation	0.6
Bad Debt Expense	(0.9)
Other	1.4

Total	$6.6

The increase in salary expense reflected increased personnel and normal pay raises. The increase in the number of employees was attributable to filling open positions and the addition of positions to support the Company’s expanded efforts in Asia, as well as planned increased headcount to support the Company’s innovation projects with the research and development group. The Company recorded $0.9 million of deferred compensation expense for the first half of 2010 compared to $0.1 million of income for the same period of 2009 an unfavorable change of $1.0 million. The increase in the value of Company common stock, to which a large portion of the deferred compensation obligation is tied, accounted for the deferred compensation expense. See the ‘Overview’ and ‘Corporate Expenses’ sections of this management discussion and analysis for further details. The increase in travel-related expenses was due to the unusually low expenses in the prior year that resulted from the Company’s restriction of travel implemented during the economic recession coupled with significant travel related to the Company’s acquisition efforts in Poland and Singapore. European product registration reflected higher expenses for registering the Company’s products under Europe’s REACH regulation. The higher fringe benefit expenses reflected an increase in profit sharing expense, attributable to the improvement in Company earnings. The reduction in bad debt expenses was attributable to lower reserve requirements, particularly for previously identified high-risk accounts.

Interest expense for the first half of 2010 was $0.7 million, or 19 percent, less than interest expense for the first half of 2009. Lower average debt levels led to the decline. Average debt levels and interest expense will increase in future periods as the Company borrowed $40 million on June 1, 2010, in private placement notes. See the ‘Liquidity and Capital Resources’ section of this management discussion and analysis.

The loss from equity joint ventures, which includes results for the 50-percent owned SPI and TIORCO joint ventures, increased $0.2 million, or 22 percent, between years. The equity income in SPI increased $0.1 million from year to year, while the equity loss in TIORCO increased $0.3 million. The Company also sells surfactant products to TIORCO customers. The sales and resulting income from the sales are included in the Company’s surfactants segment operating results.

The other, net line item of the consolidated statement of income includes investment related income (i.e. dividends, interest and realized and unrealized gains and losses) associated with the Company’s mutual fund assets held for the deferred compensation plans and foreign exchange gains and losses. Other, net was expense of $1.3 million for the first half of 2010 compared to income of $1.0 million for the same period of 2009. Unfavorable swings of $1.5 million and $0.8 million for foreign exchange gains and losses and realized and unrealized gains and losses on investments, respectively, accounted for the $2.3 million year-over-year unfavorable other, net change.

The effective tax rate was 34.9 percent for the first six months ended June 30, 2010, compared to 35.6 percent for the first six months ended June 30, 2009. The decrease in the effective tax rate was primarily attributable to an increase in the domestic production activities deduction.

Segment Results

(Dollars in thousands)	Surfactants	Polymers	Specialty Products	Segment Results	Corporate	Total

For the six months ended June 30, 2010
Net sales	$526,880	$154,003	$22,651	$703,534	—	$703,534
Operating income	55,988	17,164	7,999	81,151	(17,724)	63,427

For the six months ended June 30, 2009
Net sales	$498,114	$119,843	$21,385	$639,342	—	$639,342
Operating income	53,360	13,736	5,639	72,735	(15,378)	57,357

Surfactants

Surfactants net sales for the first half of 2010 were $28.8 million, or six percent, greater than net sales for the first half of 2009. A five percent increase in sales volume and the effects of foreign currency translation accounted for approximately $24.7 million and $13.1 million, respectively, of the net sales change. Lower average selling prices, due largely to lower raw material costs, reduced the year-over-year change by $9.0 million. A year-to-year comparison of net sales by region follows:

	For the Six Months Ended
(Dollars in thousands)
	June 30, 2010	June 30, 2009	Increase	Percent Change
North America	$357,841	$337,524	$20,317	+6
Europe	118,058	110,446	7,612	+7
Latin America	50,981	50,144	837	+2

Total Surfactants Segment	$526,880	$498,114	$28,766	+6

Net sales for North American operations increased six percent due to a six percent increase in sales volume and the effects of foreign currency translation, which accounted for $21.2 million and $5.9 million, respectively, of the net sales change. A two percent decline in average selling prices reduced the year-over-year change by $6.8 million. Sales into all major market segments were up between years, reflecting recovery from the economic recession and successful execution of specific opportunities in core markets. The foreign currency translation effect resulted from the strengthening of the Canadian dollar against the U.S. dollar. The lower year-over-year average selling prices resulted from first quarter 2010 average prices that were seven percent lower than first quarter 2009 average prices. The first quarter selling price impact was partially offset by average selling prices for the second quarter of 2010 that were four percent greater than average prices for the second quarter of 2009. Selling prices rose in the second quarter of the current year due to higher raw material costs.

Net sales for European operations increased seven percent due to a four percent increase in sales volume, a two percent increase in average selling prices and the favorable effects of foreign currency translation, which accounted for $3.9 million, $2.8 million and $0.9 million, respectively, of the net sales change. Higher raw material costs caused the increase in average selling prices.

Net sales for Latin American operations increased two percent due to the effects of foreign currency translation (accounting for $6.2 million of the net sales change) partially offset by an 11 percent decline in average selling prices (a negative $5.5 million impact on the net sales change). The favorable currency translation impact resulted from the strengthening of the currencies for all three Latin American locations against the U.S. dollar. A different product sales mix contributed to the decline in average selling prices. Sales volume was essentially unchanged between years due to increases for the Company’s Brazil subsidiary offset by decreases for the Company’s Colombia and Mexico subsidiaries.

Surfactants operating income for the first quarter of 2010 was $2.6 million greater than operating income for the same period of 2009. Gross profit increased $6.1 million due primarily to a five percent increase in sales volume. The effects of foreign currency translation contributed $2.2 million of the favorable gross profit change. Operating expenses increased $3.5 million, or 11 percent. Year-to-year comparisons of gross profit by region and total segment operating expenses and operating income follow:

(Dollars in thousands)	For the Six Months Ended
	June 30, 2010	June 30, 2009	Increase (Decrease)	Percent Change
Gross Profit
North America	$71,603	$62,901	$8,702	+14
Europe	12,602	16,050	(3,448)	-21
Latin America	8,461	7,594	867	+11

Total Surfactants Segment	$92,666	$86,545	$6,121	+7

Operating Expenses	36,678	33,185	3,493	+11

Operating Income	$55,988	$53,360	$2,628	+5

Gross profit for North American operations increased 14 percent as a result of the previously noted six percent increase in sales volume and the effects of lower average year-over-year raw material costs. The impact of lower raw material costs occurred in the first quarter of 2010 when material costs remained lower than material costs for the same quarter of last year due to the economic recession that pressured raw material costs downward throughout most of 2009. Raw material costs actually increased in the second quarter of 2010, which led to 2010 second quarter gross profit declining $1.3 million from second quarter 2009 gross profit. Third quarter 2010 selling price increases have been announced to mitigate the effects of rising raw material costs on profit margins.

Gross profit for European operations declined 21 percent as a result of higher raw material costs, which more than offset the effects of the four percent increase in sales volume. Selling price increases have not kept pace with the rising costs of raw materials.

Gross profit for Latin American operations was up 11 percent due to the favorable effects of foreign currency translation, which accounted for $1.1 million of the year-to year gross profit change. The remainder of the change (i.e. a $0.2 million decline in gross profit) was primarily attributable to a change in sales mix.

Operating expenses for the surfactants segment were up $3.5 million, or 11 percent, between years. The increase was primarily due to increases of $1.3 million for both North American and European operations and a $0.6 million foreign currency translation effect. Expenses for North American operations increased as a result of higher research and development ($1.0 million) and marketing expenses ($0.3 million). Research expenses increased as the Company continues to commit more resources to its innovation projects to drive commercial success, resulting in higher salaries, travel and consulting expenses. Marketing expenses rose on higher salaries, travel and consulting as resources were increased to support the Company’s acquisition in Singapore and Asian growth plans. Favorable reductions in bad debt provisions partially offset the increases in marketing expense.

The $1.3 million increase in European operations expenses were principally attributable to expenses related to registering the Company’s products under Europe’s REACH regulation ($0.9 million). An increase in administrative expenses ($0.3 million), due largely to higher fringe benefit costs, also contributed.

Polymers

Polymers net sales for the first half of 2010 increased $34.2 million, or 29 percent, from net sales for the first half of 2009. A 19 percent increase in sales volume and higher average selling prices accounted for $23.1 million and $11.7 million, respectively, of the increase in net sales. The effects of foreign currency translation reduced the year-to-year change in net sales by $0.6 million. A year-to-year comparison of net sales by region is displayed below:

	For the Six Months Ended
(Dollars in thousands)
	June 30, 2010	June 30, 2009	Increase	Percent Change
North America	$103,584	$83,522	$20,062	+24
Europe	42,243	31,597	10,646	+34
Asia and Other	8,176	4,724	3,452	+73

Total Polymers Segment	$154,003	$119,843	$34,160	+29

Net sales for North American operations grew 24 percent due to a 14 percent increase in sales volume and a nine percent increase in average selling prices, which accounted for $11.4 million and $8.7 million, respectively, of the increase in net sales. Sales volume for phthalic anhydride and polyols increased 16 percent and 12 percent, respectively, which reflected improved economic conditions in the industries to which the polymer segment sells. Higher raw material costs led to the increase in average selling prices.

Net sales for European operations increased 34 percent due to a 29 percent increase in sales volume and a five percent increase in average selling prices. The increases in sales volume and average selling price accounted for $9.3 million and $2.0 million, respectively, of the net sales growth. Improved demand for polyol used in rigid insulation foam led to the improvement in sales volume. The increase in average selling prices was primarily attributable to higher raw material costs. The effects of foreign currency translation reduced the year-to-year net sales change by $0.7 million, which reflected the weakening of the European euro against the U.S. dollar. Asia and Other operations’ net sales were up 73 percent between years due largely to increased sales volume for the China joint venture.

Polymer operating income for the first half of 2010 increased $3.4 million, or 25 percent, from operating income for the same period of 2009. Gross profit increased $4.0 million, or 18 percent, due primarily to higher unit margins for North American operations and sales volume increases for all regions. Operating expenses increased $0.6 million, or seven percent, year over year. Below are year-to-year comparisons of gross profit by region and total segment operating expenses and operating income:

(Dollars in thousands)	For the Six Months Ended
	June 30, 2010	June 30, 2009	Increase (Decrease)	Percent Change
Gross Profit
North America	$19,275	$13,771	$5,504	+40
Europe	6,208	8,050	(1,842)	-23
Asia and Other	698	347	351	+101

Total Polymers Segment	$26,181	$22,168	$4,013	+18

Operating Expenses	9,017	8,432	585	+7

Operating Income	$17,164	$13,736	$3,428	+25

Gross profit for North American operations increased 40 percent, which accounted for the polymer segment’s overall improved profit. Higher quarter-over-quarter unit margins and sales volume led to the increase. Most of the improvement was attributable to the region’s phthalic anhydride product line, which reported negative margins for the first half of 2009. The unfavorable 2009 margins resulted from high priced material in inventory that was accumulated near the end of 2008 (and carried over into 2009) prior to the significant recession-driven decline in commodity costs. For the entire region, year-over-year margins were also favorably affected by manufacturing costs that remained unchanged from the prior year despite a 14 percent increase in sales volume. As the economy has begun to recover from the recession, raw material costs have risen, placing downward pressure on margins especially for polyol products. The Company has increased selling prices to recover those costs.

Gross profit for European operations declined 23 percent despite the 29 percent increase in sales volume. The effects of rising raw material costs more than offset the impact of higher sales volume. Selling prices have been raised but not yet enough to recover the higher costs. Price increases will continue to be made as the market allows.

The increase in gross profit for Asia and Other operations reflected higher sales volume.

The $0.6 million increase in operating expenses was principally attributable to higher marketing expenses for North American operations ($0.5 million). Acquisition related travel and high salary and bad debt expenses contributed to the North American marketing expense increase.

Specialty Products

Net sales for the first half of 2010 were $1.3 million, or six percent, higher than net sales for the first half of 2009. Higher sales volumes and a more favorable mix of sales led to the improvement. Operating income was up $2.4 million, or 42 percent, from year to year due to higher sales volumes, lower raw material costs and an improved sales mix resulting from increased sales of higher margin pharmaceutical products.

Corporate Expenses

Corporate expenses increased $2.3 million, or 15 percent, to $17.7 million for the first half of 2010 from $15.4 million for the first half of 2009. Deferred compensation expense accounted for $1.1 million of the increase, as the Company recorded $0.9 million of deferred compensation expense for the first half of 2010 compared to $0.1 million of income for the same period of 2009. The increase in the value of Company common stock, to which a large portion of the deferred compensation obligation is tied, accounted for the deferred compensation expense. The value of Company common stock was $68.43 per share at June 30, 2010, compared to $64.81 per share at December 31, 2009, an increase of $3.62 per share. For the first half of 2009, the Company’s common stock price declined $2.83 per share from $46.99 per share at December 31, 2008, to $44.16 per share at June 30, 2009. A first half 2010 decline in the value of the mutual fund assets held to partially fund the deferred compensation obligation versus an increase in the mutual fund values for the first half of 2009 led to deferred compensation income that partially offset the effect of the increase in the Company’s common stock price. A $0.4 million increase in salary expense also contributed to the year-over-year corporate expense increase. The remainder of the corporate expense increase resulted primarily from acquisition related travel and consulting expenses.

LIQUIDITY AND CAPITAL RESOURCES

For the first six months of 2010, cash flow from operating activities of $13.0 million plus debt sources of $41.0 million were used to fund investing cash outflows of $28.9 million and non-debt financing outflows of $5.0 million. As a result, cash increased by $19.3 million since last year-end, including $0.8 million of negative foreign exchange impact. Net income for the current year period was up by $3.0 million compared to the same period in 2009. However, cash flow from operating activities for the first half of 2010 was down by $73.0 million from a source of $86.0 million for the comparable period in 2009 mainly due to higher current year working capital requirements.

For the first six months of 2010, working capital was a use of $48.6 million versus a source of $24.4 million for the same period in 2009. For the current year period, accounts receivable were a cash use of $61.7 million compared to a cash source of $20.9 million for the first half of 2009. Inventories were a cash use of $13.7 million for the first six months of 2010 versus a cash source of $27.2 million for the comparable period in 2009. Accounts payable and accrued liabilities were a source of $27.8 million for the current year period compared to a use of $23.1 million for the comparable period last year.

The working capital increase during 2010 has been driven by higher sales volumes versus the fourth quarter of 2009 as well as by increased raw material costs and selling prices to customers during 2010. During 2009, in contrast, the Company had experienced lower raw material costs and lower sales versus the prior year fourth quarter, resulting in lower accounts receivable and lower inventories. The Company’s raw material costs are heavily influenced by the costs of crude oil-derived commodity chemicals, which are used by the Company as raw materials. Raw materials are a primary driver to the Company’s working capital, with a direct impact on inventory carrying costs as well as an indirect impact on accounts receivable via selling prices, both of which have increased during the first six months of 2010. The Company has not experienced a significant change in the payment timing of its receivables and has not changed its own payment practices related to its payables. It is management’s opinion that the Company’s liquidity is sufficient to provide for potential increases in working capital during 2010.

Investing activities for the first half of 2010 were a net use of $28.9 million versus $12.0 million for the comparable period in 2009. For the current year period, capital expenditures have totaled $28.0 million, an increase of $4.6 million over $23.4 million for the first half of 2009. During 2010, the Company liquidated $0.7 million of investments for participant payouts versus $4.4 million in 2009. Also during 2009, the Company recovered $8.5 million of restricted cash relating to a 2008 Internal Revenue like-kind exchange, a singular cash inflow accountable for most of the period-to-period difference in net investing cash flows. For 2010, the Company estimates that full-year capital expenditures will be in a range of $75 million to $80 million, including capacity expansions in Germany and Brazil.

The Company purchases treasury shares in the open market from time to time to fund its own benefit plans and also to mitigate the dilutive effect of new shares issued under its benefit plans. The Company may also make open market repurchases as cash flows permit when, in management’s opinion, the Company’s shares are undervalued in the market. For the first six months of 2010, the Company purchased 72,845 common shares for the treasury in the open market at a total cost of $3.8 million. As of June 30, 2010, there were 305,099 shares remaining under the current share repurchase authorization.

As of June 30, 2010, the Company’s cash and cash equivalents totaled $117.8 million, including $69.2 million in two separate U.S. money market funds, each of which was rated AAA by Standard and Poor’s and Aaa by Moody’s. Cash in U.S. demand deposit accounts totaled $21.6 million and cash of the Company’s non-U.S. subsidiaries held outside the U.S. totaled $27.0 million as of June 30, 2010.

Consolidated debt increased by $45.6 million during the first six months of 2010, from $104.1 million to $149.7 million, mainly due to a new $40.0 million private placement loan completed in June 2010. Since last year end, net debt, which is total debt minus cash, increased by $26.3 million, from $5.6 million to $31.9 million, reflecting a cash increase of $19.3 million. At June 30, 2010, the ratio of total debt to total debt plus shareholders’ equity was 32.1 percent, compared to 26.4 percent as of December 31, 2009. The ratio of net debt to net debt plus shareholders’ equity was 9.2 percent at June 30, 2010, compared to 1.9 percent at December 31, 2009.

As of June 30, 2010, the Company’s debt included $113.9 million of unsecured private placement loans with maturities extending from 2010 through 2022. These loans are the Company’s primary source of long-term debt financing, and are supplemented by bank credit facilities to meet short and medium term needs. The Company’s debt also included a $27.0 million term loan with its U.S. banks, which has remaining maturities from 2011 through 2013.

On June 1, 2010, the Company completed a new $40.0 million private placement loan with three insurance companies, with loan proceeds to be used for capital expenditures and other corporate purposes. This new loan bears fixed interest at 5.88 percent per annum payable semi-annually with equal annual principal repayments from 2016 through final maturity in 2022. Terms and conditions of this agreement are substantially the same as those in the agreement covering the Company’s 5.69 percent notes issued in 2005.

The Company currently has $58.3 million of credit available under its committed $60.0 million U.S. revolving credit agreement, which will require renewal on or before April 20, 2011. The Company is in discussion with its U.S. banks and expects to replace this agreement during the third quarter of 2010 with a new, committed $60 million revolving agreement. The new agreement is expected to have current market pricing with other terms and conditions similar to those in the present agreement. The Company anticipates that cash from operations and cash on hand, as well as committed credit facilities, will be sufficient to fund anticipated capital expenditures, working capital, dividends and other planned financial commitments for the foreseeable future.

Certain foreign subsidiaries of the Company maintain term loans and short-term bank lines of credit in their respective local currencies to meet working capital requirements as well as to fund capital expenditure programs and acquisitions. As of June 30, 2010, the Company’s European subsidiaries had short-term bank debt of $3.6 million with available borrowing capacity of approximately $23.3 million. As of that date, Company’s Latin American subsidiaries had no debt with $5.9 million of available borrowing capacity. The Company’s 80 percent owned China joint venture had $0.4 million of short-term bank debt with $7.5 million in available borrowing capacity.

Included in the Company’s debt at June 30, 2010, was a $4.8 million obligation related to a build-to-suit lease agreement for the construction of a warehouse at the Company’s Millsdale (Joliet), Illinois, manufacturing site. The agreement was entered into in January 2010 and completion of the warehouse is scheduled for the fourth quarter of 2010.

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

The Company was in compliance with all of its loan agreements as of June 30, 2010. Based on current projections, the Company believes it will be in compliance with its loan agreements throughout 2010.

ENVIRONMENTAL AND LEGAL MATTERS

The Company is subject to extensive federal, state and local environmental laws and regulations. Although the Company’s environmental policies and practices are designed to ensure compliance with these laws and regulations, future developments and increasingly stringent environmental regulation could require the Company to make additional unforeseen environmental expenditures. The Company will continue to invest in the equipment and facilities necessary to comply with existing and future regulations. During the first six months of 2010, the Company’s expenditures for capital projects related to the environment were $0.4 million. These projects are capitalized and depreciated over their estimated useful lives, which is typically 10 years. Recurring costs associated with the operation and maintenance of facilities for waste treatment and disposal and managing environmental compliance in ongoing operations at the Company’s manufacturing locations were approximately $7.8 million and $7.4 million for the six months ended June 30, 2010 and 2009, respectively. While difficult to project, it is not anticipated that these recurring expenses will increase significantly in the future.

Over the years, the Company has received requests for information related to or has been named by the government as a potentially responsible party at a number of waste disposal sites where cleanup costs have been or may be incurred under CERCLA and similar state statutes. In addition, damages are being claimed against the Company in general liability actions for alleged personal injury or property damage in the case of some disposal and plant sites. The Company believes that it has made adequate provisions for the costs it may incur with respect to the sites. It is the Company’s accounting policy to record liabilities when environmental assessments and/or remedial efforts are probable and the cost or range of possible costs can be reasonably estimated. When no amount within the range is a better estimate than any other amount, the minimum is accrued. Some of the factors on which the Company bases its estimates include information provided by feasibility studies, potentially responsible party negotiations and the development of remedial action plans. Because reported liabilities are recorded based on estimates, actual amounts could differ from those estimates. After partial remediation payments at certain sites, the Company has estimated a range of possible environmental and legal losses from $7.2 million to $31.1 million at June 30, 2010, compared to $7.8 million to $31.9 million at December 31, 2009. At June 30, 2010, the Company’s accrued liability for such losses, which represents the Company’s best estimate within the estimated range of possible environmental and legal losses, was $16.3 million, compared to $17.1 million at December 31, 2009. During the first six months of 2010 and 2009, cash outlays related to legal and environmental matters approximated $1.6 million.

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

ACQUISITIONS

The following transactions were entered into subsequent to the June 30, 2010, reporting period of the financial statements included in this Form 10-Q:

On July 2, 2010, the Company purchased the manufacturing assets of Peter Cremer GmbH’s 100,000 ton per year methyl esters plant located on Jurong Island in Singapore. The Company plans to install methyl esters fractionation capability on the site. Methyl esters are a core building block of the Company’s surfactants segment, and the acquisition of the Jurong Island manufacturing assets provides the Company an opportunity to reach its global customer base with methyl esters and value added derivatives made from tropical oils available in the region. The Company plans for the site to begin methyl esters production by the end of 2011. The purchase price of the manufacturing assets was $10.4 million, which the Company paid from available cash.

On July 15, 2010, the Company’s Stepan Europe subsidiary acquired all the shares of Alfa Systems Sp, z o.o. (Alfa Systems). The purchase included a plant in Brzeg Dolny, Poland, which specializes in the manufacture of aromatic polyester polyol from recycled polyethylene terephthalate. Polyester polyols are the critical component of the Company’s polymers segment. The acquisition of Alfa Systems provides the Company manufacturing capability in Eastern Europe and the ability to economically and effectively serve customers in Central and Eastern Europe. The purchase price of the acquisition was approximately €9.1 million ($11.6 million), potentially reduced by €2.5 million for environmental remediation costs assumed by the Company and other possible claims that were unknown at the time of acquisition. The acquisition was financed using local (France) bank debt.

On July 19, 2010, the Company purchased controlling interest of the Stepan Philippines Inc. (SPI) joint venture, raising the Company’s ownership interest in the venture from 50 percent to 88.8 percent. In July, the Company paid $3.7 million of cash paid to purchase the interests of one owner, transferred $2.0 million of cash to SPI as an additional capital investment and capitalized a $3.9 million liability originally due the Company pursuant to a royalty agreement between the Company and SPI.

The Company does not believe the foregoing acquisitions will have a significant near-term effect on earnings, but will support the Company’s longer term global growth strategy.

OUTLOOK

The Company’s net income for the first half of 2010 was up nine percent over a strong 2009 first half. The decline in second quarter results was due to pressure on margins in Europe combined with higher expenses to support growth initiatives through acquisitions and increased research within the Company’s innovation portfolio. Price increases were implemented in the third quarter in an attempt to recover recent raw material cost increases.

Leveraging a strong balance sheet, the Company has made recent investments in Singapore, Poland and the Philippines to deliver long term growth for the Company. The Company’s strong first half volume gains were generated by improved market demand, market share gains and greater penetration of new end use markets. The Company expects these opportunities for growth will continue for the balance of this year and into 2011.

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

Item 4 – Controls and Procedures

a.	Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures as of the end of the most recent fiscal quarter covered by this Form 10-Q, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) were effective as of June 30, 2010.

b.	Changes in Internal Control Over Financial Reporting

There were no changes in internal controls that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II OTHER INFORMATION

Item 1 – Legal Proceedings

Maywood, New Jersey Site

The Company’s property in Maywood, New Jersey and property formerly owned by the Company adjacent to its current site and other nearby properties (Maywood site) were listed on the National Priorities List in September 1993 pursuant to the provisions of CERCLA because of certain alleged chemical contamination. Pursuant to an Administrative Order on Consent entered into between USEPA and the Company for property formerly owned by the Company, and the issuance of an order by USEPA to the Company for property currently owned by the Company, the Company completed a Remedial Investigation Feasibility Study (RI/FS) in 1994. The Company submitted the Draft Feasibility Study for Soil and Source Areas (Operable Unit 1) in September 2002. In addition, the Company has submitted other documentation and information as requested by USEPA, including a Draft Final FS for Groundwater (Operable Unit 2) in June 2003, additional information regarding groundwater in May 2007, submission of a Draft Feasibility Study for Soil and Groundwater (Operable Units 1 and 2) in March 2009, and additional requested information regarding soil and groundwater in February 2010 and June 2010. The Company is awaiting the issuance of a Record of Decision from USEPA.

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

In the fourth quarter of 2007, the PRPs who agreed to conduct the interim remedial action entered into an Administrative Settlement Agreement and Order on Consent for Removal Action with USEPA, and these PRPs also entered into a Supplemental Lightman Yard Participation and Interim Funding Agreement to fund the agreed-upon removal action. The Company paid a soil removal assessment upon execution of the agreements which did not have a material impact on the financial position, results of operations or cash flows of the Company. The soil removal action was completed and USEPA approved it in October 2009. A final Feasibility Study was submitted to USEPA in February 2009 and was approved in March 2009. In June 2009, USEPA issued a Proposed Plan for Remediation. In September 2009, USEPA signed the Record of Decision. USEPA issued an Administrative Order for Remedial Design and Remedial Action to some of the PRPs in June 2010, which requires the PRPs to implement the remedy USEPA selected in the Record of Decision. Discussions among the PRPs concerning allocation and compliance with the orders are continuing.

The Company believes that based on current information it has adequate reserves for claims associated with the Lightman site. However, actual costs could differ from current estimates.

Wilmington Site

The Company is currently contractually obligated to contribute to the response costs associated with the Company’s formerly-owned site at 51 Eames Street, Wilmington, Massachusetts. Remediation at this site is being managed by its current owner to whom the Company sold the property in 1980. Under the agreement, once total site remediation costs exceed certain levels, the Company is obligated to contribute up to five percent of future response costs associated with this site with no limitation on the ultimate amount of contributions. To date, the Company has paid the current owner $1.8 million for the Company’s portion of environmental response costs through the first quarter of 2010 (the current owner of the site bills the Company one calendar quarter in arrears). The Company has recorded a liability for its portion of the estimated remediation costs for the site. Depending on the ultimate cost of the remediation at this site, the amount for which the Company is liable could differ from the current estimates.

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

Other Matters

The Company has been named as a de minimis PRP at other sites, and as such the Company believes that a resolution of its liability will not have a material impact on the financial position, results of operations or cash flows of the Company.

In addition, in May 2010, the Company entered into a Consent Agreement and Final Order with USEPA with respect to alleged violations of the Federal Insecticide, Fungicide and Rodenticide Act (FIFRA). Under the Consent Agreement and Final Order, the Company paid $272,800 to USEPA.

Item 1A – Risk Factors

There have been no material changes from the risk factors disclosed in the Company’s 2009 Annual Report on Form 10-K.

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds

Below is a summary by month of share purchases by the Company during the second quarter of 2010:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

April	1,369	(a)	$72.99	—	—

May	—		—	—	—

June	—		—	—	—

(a)	Includes 1,369 shares tendered in lieu of cash for stock option exercises. The shares tendered were held by the individual exercising the options for more than six months.

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

Date: July 30, 2010

/S/ J. E. HURLBUTT
J. E. Hurlbutt
Vice President and Chief Financial Officer