Form 10-Q
period 2010-09-30
STEPAN CO
filed 2010-11-04
CIK 94049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2010
Common Stock, $1 par value	10,045,319 Shares

Part I	FINANCIAL INFORMATION

Item 1 – Financial Statements

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Unaudited

(In thousands, except per share amounts)	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Net Sales	$366,800	$326,225	$1,070,334	$965,567
Cost of Sales	308,371	257,294	884,875	782,283

Gross Profit	58,429	68,931	185,459	183,284

Operating Expenses:
Marketing	9,360	10,179	29,702	29,242
Administrative	8,506	16,449	31,842	36,683
Research, development and technical services	9,422	8,650	29,347	26,349

	27,288	35,278	90,891	92,274

Operating Income	31,141	33,653	94,568	91,010

Other Income (Expense):
Interest, net	(2,004)	(1,508)	(4,770)	(4,935)
Income (loss) from equity in joint ventures	132	(2,398)	(1,203)	(3,491)
Other, net (Note 14)	2,011	684	678	1,725

	139	(3,222)	(5,295)	(6,701)

Income Before Provision for Income Taxes	31,280	30,431	89,273	84,309
Provision for Income Taxes	12,057	10,843	32,300	30,003

Net Income	19,223	19,588	56,973	54,306

Net (Income) Loss Attributable to Noncontrolling Interests (Note 3)	7	(43)	(37)	(24)

Net Income Attributable to Stepan Company	$19,230	$19,545	$56,936	$54,282

Net Income Per Common Share Attributable to Stepan Company (Note 10):
Basic	$1.87	$1.96	$5.55	$5.47

Diluted	$1.73	$1.80	$5.14	$5.06

Shares Used to Compute Net Income Per Common Share Attributable to Stepan Company (Note 10):
Basic	10,188	9,880	10,150	9,815

Diluted	11,109	10,871	11,072	10,718

Dividends per Common Share	$0.2400	$0.2200	$0.7200	$0.6600

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(Dollars in thousands)	September 30, 2010	December 31, 2009
Assets
Current Assets:
Cash and cash equivalents	$110,965	$98,518
Receivables, net	219,597	157,117
Inventories (Note 7)	100,559	74,693
Deferred income taxes	9,360	9,036
Other current assets	12,525	10,228

Total current assets	453,006	349,592

Property, Plant and Equipment:
Cost	1,015,041	936,177
Accumulated depreciation	(693,542)	(687,559)

Property, plant and equipment, net	321,499	248,618

Goodwill, net (Note 2)	6,557	4,502
Other intangible assets, net (Note 2)	5,709	4,931
Long-term investments (Note 4)	11,057	10,539
Other non-current assets	4,618	16,021

Total assets	$802,446	$634,203

Liabilities and Stockholders’ Equity
Current Liabilities:
Current maturities of long-term debt (Note 13)	$24,946	$10,173
Accounts payable	134,050	94,666
Accrued liabilities	57,874	58,456

Total current liabilities	216,870	163,295

Deferred income taxes	9,933	2,837

Long-term debt, less current maturities (Note 13)	152,558	93,911

Other non-current liabilities	77,501	83,733

Commitments and Contingencies (Note 8)

Stockholders’ Equity:
5-1/2% convertible preferred stock, cumulative, voting, without par value; authorized 2,000,000 shares; issued and outstanding 538,045 shares in 2010 and 546,396 shares in 2009	13,451	13,660
Common stock, $1 par value; authorized 30,000,000 shares; Issued 11,427,190 shares in 2010 and 11,229,261 shares in 2009	11,427	11,229
Additional paid-in capital	79,683	71,267
Accumulated other comprehensive loss	(24,609)	(25,893)
Retained earnings (unrestricted approximately $135,543 in 2010 and $95,653 in 2009)	300,143	250,973
Treasury stock, at cost, 1,389,639 shares in 2010 and 1,281,046 shares in 2009	(37,845)	(31,951)

Total Stepan Company stockholders’ equity	342,250	289,285

Noncontrolling interests (Note 3)	3,334	1,142

Total stockholders’ equity	345,584	290,427

Total liabilities and stockholders’ equity	$802,446	$634,203

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(Dollars in thousands)	Nine Months Ended September 30
	2010	2009
Cash Flows From Operating Activities
Net income	$56,973	$54,306
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,155	27,296
Deferred compensation	(471)	5,145
Realized and unrealized gain on long-term investments	(584)	(1,423)
Stock-based compensation	2,755	3,503
Deferred income taxes	7,287	3,656
Other non-cash items	535	5,527
Changes in assets and liabilities, excluding effects of acquisitions:
Receivables, net	(53,792)	11,477
Inventories	(21,148)	24,364
Other current assets	(563)	(569)
Accounts payable and accrued liabilities	33,315	(7,566)
Pension liabilities	(1,733)	(2,843)
Environmental and legal liabilities	(2,328)	(54)
Deferred revenues	(1,099)	(726)
Excess tax benefit from stock options and awards	(2,117)	(2,179)

Net Cash Provided By Operating Activities	46,185	119,914

Cash Flows From Investing Activities
Expenditures for property, plant and equipment	(54,891)	(30,885)
Asset acquisition (Note 2)	(10,400)	—
Business acquisitions, net of cash acquired (Note 2)	(9,835)	—
Change in restricted cash	—	8,477
Sale of mutual fund investments	780	3,594
Other, net	(2,489)	(2,086)

Net Cash Used In Investing Activities	(76,835)	(20,900)

Cash Flows From Financing Activities
Revolving debt and notes payable to banks, net	12,501	(23,748)
Term loan	40,000	30,000
Other debt borrowings	6,449	(28,448)
Other debt repayments	(7,546)	(10,472)
Dividends paid	(7,766)	(6,987)
Company stock repurchased	(4,906)	(1,185)
Stock option exercises	3,240	5,160
Excess tax benefit from stock options and awards	2,117	2,179
Other, net	(1,763)	(1,395)

Net Cash Provided By (Used in) Financing Activities	42,326	(34,896)

Effect of Exchange Rate Changes on Cash	771	553

Net Increase in Cash and Cash Equivalents	12,447	64,671
Cash and Cash Equivalents at Beginning of Period	98,518	8,258

Cash and Cash Equivalents at End of Period	$110,965	$72,929

Supplemental Cash Flow Information
Cash payments of income taxes, net of refunds	$20,372	$19,246

Cash payments of interest	$4,114	$5,033

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

Unaudited

1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements included herein have been prepared by Stepan Company (Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate and make the information presented not misleading. In the opinion of management, all normal recurring adjustments necessary to present fairly the Company’s financial position as of September 30, 2010, its results of operations for the three and nine months ended September 30, 2010 and 2009, and its cash flows for the nine months ended September 30, 2010 and 2009, have been included. These financial statements and related footnotes should be read in conjunction with the financial statements and related footnotes included in the Company’s 2009 Form 10-K.

2.	ACQUISITIONS

Asset acquisition

On July 2, 2010, the Company purchased the manufacturing assets of Peter Cremer GmbH located on Jurong Island in Singapore. The purchase price of the manufacturing assets was $10.4 million, which the Company paid from available cash. The Company plans to install methyl esters fractionation capability on the site. Methyl esters are a core building block of the Company’s surfactants segment, and the acquisition of the Jurong Island manufacturing assets provides the Company an opportunity to reach its global customer base with methyl esters and value added derivatives made from tropical oils available in the region. The Company plans for the site to begin methyl esters production by the end of the first quarter of 2012.

Business acquisitions

On July 15, 2010, the Company’s Stepan Europe subsidiary acquired 100 percent of the shares of Alfa Systems Sp. z o.o. (Alfa Systems). The purchase included a plant in Brzeg Dolny, Poland, which specializes in the manufacture of aromatic polyester polyols from the recycled polyethylene telephthalate (PET). Polyester polyols are the critical component of the Company’s polymers segment. The acquisition of Alfa Systems provides the Company with manufacturing capability in Eastern Europe and the ability to economically and effectively serve customers in this region. As of the acquisition date, the new entity became a part of the Company’s polymers reportable segment.

The total purchase price of the acquisition was approximately $11.8 million (€9.1 million). The Company paid approximately $8.5 million (€6.6 million) at the time of acquisition. An additional $3.3 million (€2.5 million) in contingent consideration may be paid pending the outcome of certain contractual adjustments. Approximately $1.6 million of the contingent consideration was recognized at the time of acquisition. The contingent consideration arrangements were as follows:

•	Environmental remediation – See the ‘Poland Manufacturing Site’ discussion included in Note 8, Contingencies.

•

Nonspecific claims – Potential additional consideration of up to $1.6 million if no additional claims relating to pre-acquisition activity arise over the two years following the acquisition. The Company recognized the entire $1.6 million of this arrangement as consideration.

•

Working capital balance – Potential additional consideration of up to $0.6 million depending on the amount by which the audited working capital balance at the time of acquisition deviated from the agreed upon working capital in the purchase agreement. On the basis of the preliminary audit results, the Company recognized under $0.1 million as consideration for the working capital arrangement.

In addition to the purchase price paid, the Company incurred $0.6 million of acquisition-related costs, including legal, consulting and accounting expenses. These costs were reflected in administrative expenses on the Company’s statement of income.

The Alfa Systems acquisition was accounted for as a business combination and, accordingly, the assets acquired and liabilities assumed as part of the acquisition were measured and recorded at their estimated fair values. The following table summarizes the assets acquired and liabilities assumed:

(Dollars in thousands)	July 15, 2010
Assets:
Current assets	$1,188
Property, plant and equipment	11,208
Inventory	893
Identifiable intangible assets	649
Goodwill	925
Other assets	49

Total assets acquired	$14,912

Liabilities:
Current liabilities	4,735
Non-current liabilities	71

Total liabilities assumed	$4,806

Net assets acquired	$10,106

The acquired goodwill, which relates entirely to the Company’s polymer segment, is not deductable for tax purposes. The goodwill reflects the potential positive effects of the ability to manufacture and sell the Company’s current polymer products as well as the PET-based polymer products to the European marketplace. Identifiable intangible assets included a non-compete agreement (approximately $0.4 million) and technological know-how (approximately $0.2 million). The amortization periods for these intangibles are three and five years, respectively.

The current liabilities amount included the assumed environmental contingent liability of $1.1 million discussed in the ‘Poland Manufacturing Site’ section of Note 8. The Company continues to evaluate the purchase price allocation, including the estimate of the environmental obligation, which may result in an adjustment to the recorded amount of goodwill.

The post-acquisition financial results for the new subsidiary, which were included in the Company’s consolidated financial statements for the three and nine month periods ended September 30, 2010, were insignificant. Pro forma financial information has not been included because revenues and earnings of the Company’s consolidated entity would not have been significantly different than reported had the acquisition date been January 1, 2009, or January 1, 2010.

On July 19, 2010, the Company acquired controlling interest in the Company’s Stepan Philippines Inc. (SPI) joint venture, raising the Company’s ownership interest in the venture from 50 percent to 88.8 percent. SPI produces laundry and cleaning products, fabric softeners and functional surfactants for the Philippines and other global markets. The increase in SPI ownership will allow the Company to further diversify the product offering at the Philippines location and capitalize on synergies with the manufacturing facility being developed in Singapore. As of the date controlling interest was obtained, SPI became a part of the Company’s surfactants reportable segment.

As part of the purchase agreement, the Company paid $3.7 million of cash to acquire the interest of one owner, transferred $2.0 million of cash to SPI as an additional capital investment (subscription of new shares) and forgave a $3.9 million liability originally due to the Company pursuant to a royalty agreement between the Company and SPI. The Company also guaranteed approximately $8.7 million of debt owed by SPI to a related party of the selling partner.

In addition to the purchase price paid, the Company incurred $0.1 million of acquisition- related costs, including consulting and legal expenses. These costs were reflected in administrative expenses on the Company’s statement of income.

The acquisition of controlling interest in SPI was accounted for as a business combination and, accordingly, the assets acquired and liabilities assumed as part of the acquisition were measured and recorded at their estimated fair values. The following table summarizes the assets acquired and liabilities assumed:

(Dollars in thousands)	July 19, 2010
Assets:
Current assets	$12,841
Property, plant and equipment	18,685
Inventory	3,232
Identifiable intangible assets	1,200
Goodwill	1,101
Other assets	167

Total assets acquired	$37,226

Liabilities:
Current liabilities	8,466
Non-current liabilities	9,973

Total liabilities assumed	$18,439

Net assets acquired	$18,787
Less noncontrolling interest in SPI	(2,090)

Net assets less noncontrolling interest	$16,697

The acquired goodwill, which relates entirely to the Company’s surfactants segment, is not deductable for tax purposes. The goodwill primarily reflects expected growth synergies in Asia resulting from the manufacturing capabilities in the Philippines and Singapore. The $1.2 million of identifiable intangible assets comprised customer relationships. The intangible amount will be amortized over a period of 10 years. The Company continues to evaluate the purchase price allocation, including the estimated fair values of property, plant and equipment, inventory and identifiable intangible assets, which may result in an adjustment to the recorded amount of goodwill.

Because the purchase transaction moved the Company from noncontrolling interest in SPI to controlling interest, the Company revalued the original 50 percent investment in SPI to its acquisition-date fair value. The fair value of the Company’s original interest in SPI was estimated to be $7.1 million. As a result of this transaction, the Company recorded a $0.7 million gain, which was reported in the equity from joint ventures line in the statements of income for the three and nine month periods ending September 30, 2010. The fair value of the original interest in SPI was estimated by applying the income approach. The estimate was based on significant inputs that were not observable in the market, making the fair value calculation a Level 3 measurement as defined by generally accepted accounting principles in the U.S.

Also in accordance with the accounting principles for business combinations, the Company measured and recorded the remaining noncontrolling interest in SPI (i.e., the 11.2 percent interest held by the Company’s remaining joint venture partner) at its acquisition-date fair value. The fair value of the noncontrolling interest was estimated to be $2.1 million, which was determined by applying the same income approach measurement noted in the immediately preceding paragraph plus an adjustment for lack of control.

The post-acquisition financial results for SPI, which were included in the Company’s consolidated financial statements for the three and nine month periods ended September 30, 2010, were insignificant. Pro forma financial information has not been included because revenues and earnings of the Company’s consolidated entity would not have been significantly different than reported had the acquisition date been January 1, 2009, or January 1, 2010.

3.	RECONCILIATIONS OF EQUITY

Below are reconciliations of total equity, Company equity and equity attributable to noncontrolling interests for the nine months ended September 30, 2010 and 2009:

(In thousands)	Total Equity	Stepan Company Equity	Noncontrolling Interest Equity (3)

Balance at January 1, 2010	$290,427	$289,285	$1,142
Net income	56,973	56,936	37
Purchase of controlling interest in SPI	2,090	—	2,090
Dividends	(7,766)	(7,766)	—
Common stock purchases (1)	(5,964)	(5,964)	—
Stock option exercises	3,240	3,240	—
Defined benefit pension adjustments, net of tax	1,114	1,114	—
Translation adjustments	235	170	65
Other (2)	5,235	5,235	—

Balance at September 30, 2010	$345,584	$342,250	$3,334

Balance at January 1, 2009	$209,233	$208,144	$1,089
Net income	54,306	54,282	24
Dividends	(6,987)	(6,987)	—
Common stock purchases (1)	(3,723)	(3,723)	—
Stock option exercises	6,304	6,304	—
2008 Profit sharing distribution settled in Company stock	981	981	—
Defined benefit pension adjustments, net of tax	614	614	—
Translation adjustments	12,742	12,744	(2)
Other (2)	6,346	6,346	—

Balance at September 30, 2009	$279,816	$278,705	$1,111

(1)

Included the value of Company shares purchased on the open market, the value of Company common shares tendered by employees to settle minimum statutory withholding taxes related to the receipt of performance awards and the value of Company common shares tendered in lieu of cash for stock option exercises.

(2)	Primarily comprised of stock-based and deferred compensation activities.
(3)	Comprised of partners’ noncontrolling interests in the Company’s China and SPI joint ventures.

4.	FAIR VALUE DISCLOSURES

The following are the financial instruments held by the Company at September 30, 2010 and December 31, 2009, and descriptions of the methods and assumptions used to estimate the instruments’ fair values:

Cash and cash equivalents

Carrying value approximates fair value because of the short maturity of the instruments.

Derivative assets and liabilities

Derivative assets and liabilities relate to the foreign currency exchange contracts discussed in Note 5. Fair value and carrying value are the same because the foreign currency contracts are recorded at fair value. The fair value of the foreign currency contracts was calculated as the difference between the applicable forward foreign exchange rate at the reporting date and the contracted foreign exchange rate multiplied by the contracted notional amount. See the table that follows these financial instrument descriptions for the reported fair values of derivative assets and liabilities.

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

Debt obligations

The Company’s primary source of long-term debt financing is unsecured private placement notes with fixed interest rates and maturities. The fair value of fixed interest rate debt comprises the combined present values of scheduled principal and interest payments for each of the various loans, individually discounted at rates equivalent to those which could be obtained by the Company for new debt issues with durations equal to the average life to maturity of each loan. The discount rates are based on applicable duration U.S. Treasury rates plus market interest rate spreads to borrowers with credit ratings equivalent to those of the Company. The fair values of the Company’s fixed-rate debt at September 30, 2010 and December 31, 2009, including current maturities, was estimated to be $128,324,000 and $78,545,000, respectively. The carrying value of the Company’s fixed-rate debt was $116,427,000 at September 30, 2010 and $73,896,000 at December 31, 2009.

Debt at September 30, 2010 also included $27,000,000 for an unsecured term loan that carried a variable interest rate of LIBOR plus a spread of 125 basis points as of September 30, 2010. As of the end of the third quarter, the current market spread over LIBOR for entities with credit ratings similar to the Company’s was approximately 225 basis points. Using the current market spread to discount the scheduled principal and interest payment outflows calculated under the contractual spread, the Company estimates the fair value of the variable interest unsecured term loan at September 30, 2010, at approximately $26,267,000 compared to a carrying value of $27,000,000. At December 31, 2009, the fair value of the variable interest unsecured term loan was $26,929,000 compared to a carrying value of $28,500,000.

Also included in debt as of September 30, 2010 was $8,728,000 of term debt of the Company’s Philippine subsidiary, comprised of two bank loans guaranteed by the U.S. parent. Using the current market spread for loans to companies with credit ratings similar to the Company’s to discount the scheduled principal and interest payment outflows calculated under the contractual spreads, the Company estimates the combined fair value of these variable interest secured term loans at September 30, 2010, to be approximately $8,945,000 versus a carrying value of $8,728,000.

Because of the short-term nature of the remaining Company debt, the fair values for such debt approximate the carrying values.

The following tables present assets and liabilities measured at fair value as of September 30, 2010 and December 31, 2009 and the level within the fair value hierarchy in which the fair value measurements fall:

(Dollars in thousands)	September 2010	Level 1	Level 2	Level 3

Mutual fund assets	$11,057	$11,057	$—	$—
Derivative assets: (1)
Foreign currency contracts	162	—	162	—

Total assets at fair value	$11,219	$11,057	$162	$—

Derivative liabilities: (2)
Foreign currency contracts	$38	$—	$38	$—
Forward electric contracts	424	—	424	—

Total liabilities at fair value	$462	$—	$462	$—

(Dollars in thousands)	December 2009	Level 1	Level 2	Level 3

Mutual fund assets	$10,539	$10,539	$—	$—
Derivative assets: (1)
Foreign currency contracts	3	—	3	—

Total assets at fair value	$10,542	$10,539	$3	$—

Derivative liabilities: (2)
Foreign currency contracts	$244	$—	$244	$—
Forward electric contracts	893	—	893	—

Total liabilities at fair value	$1,137	$—	$1,137	$—

(1)	Included in the receivables, net line in the condensed consolidated balance sheets.
(2)	Included in the accounts payable line in the condensed consolidated balance sheets.

5.	DERIVATIVE INSTRUMENTS

The Company is exposed to certain risks relating to its ongoing business operations. The primary risk managed by the use of derivative instruments is foreign currency exchange risk. Specifically, the Company currently holds forward foreign currency exchange contracts that are not designated as any type of accounting hedge, as defined by generally accepted accounting principles. The Company uses these contracts to manage its exposure to exchange rate fluctuations on certain Company subsidiary accounts payable and accounts receivable balances that are denominated in currencies other than the entities’ functional currencies. The forward foreign exchange contracts are recognized on the balance sheet as either an asset or a liability measured at fair value. Gains and losses arising from recording the foreign exchange contracts at fair value are reported in earnings as offsets to the losses and gains reported in earnings arising from the remeasurement of the accounts payable and accounts receivable balances into the applicable functional currencies. At September 30, 2010, and December 31, 2009, the Company held the U.S. dollar equivalents of $23,772,000 and $30,332,000, respectively, of forward foreign currency exchange contracts to buy or sell foreign currencies. The contracts have expiration dates of three months or less.

At September 30, 2010, and December 31, 2009, the Company also held open forward electric contracts to purchase 26,000 megawatts and 107,000 megawatts, respectively, of electricity at fixed prices in 2010. The Company entered into the contracts to help manage the volatile cost of electricity. The electric contracts were not designated as accounting hedges and did not qualify for the normal purchase exception.

See Note 4 for the fair values and line item presentations of derivative instruments reported in the September 30, 2010, and December 31, 2009, consolidated balance sheets.

Derivative instrument gains and losses reported in the consolidated statements of income for the three and nine month periods ending September 30, 2010 and 2009, are displayed below:

(Dollars in thousands)		Gain (Loss)
Derivative Instrument	Income Statement Line Item	Three Months Ended September 30		Nine Months Ended September 30
		2010	2009	2010	2009

Foreign currency contracts	Other, net	$632	$1,977	($112)	$1,840
Forward electric contracts	Cost of Sales	99	—	468	—

6.	STOCK-BASED COMPENSATION

On September 30, 2010, the Company had stock options outstanding under its 1992 and 2000 Stock Option Plans and stock options and stock awards outstanding under its 2006 Incentive Compensation Plan. Compensation expense charged against income for all stock options and awards was $949,000 and $2,755,000 for the three and nine months ended September 30, 2010, compared to $1,102,000 and $3,503,000, respectively, for the three and nine months ended September 30, 2009. Unrecognized compensation cost for stock options and stock awards was $1,355,000 and $2,831,000, respectively, at September 30, 2010, compared to $913,000 and $2,485,000, respectively, at December 31, 2009. The increases in unrecognized compensation expenses from December 31, 2009, to September 30, 2010, were primarily due to 2010 grants of 94,736 stock options and 43,583 stock awards. The unrecognized compensation cost at September 30, 2010, is expected to be recognized over weighted average periods of 1.1 years and 1.9 years for stock options and performance stock awards, respectively.

7.	INVENTORIES

The composition of inventories was as follows:

(Dollars in thousands)	September 30, 2010	December 31, 2009

Finished products	$59,030	$45,842
Raw materials	41,529	28,851

Total inventories	$100,559	$74,693

Inventories are primarily priced using the last-in, first-out inventory valuation method. If the first-in, first-out inventory valuation method had been used for all inventories, inventory balances would have been approximately $29,897,000 and $24,182,000 higher than reported at September 30, 2010, and December 31, 2009, respectively.

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

The Company has estimated a range of possible environmental and legal losses from $6.8 million to $31.3 million at September 30, 2010. At September 30, 2010, the Company’s accrued liability for such losses, which represents the Company’s best estimate within the estimated range of possible environmental and legal losses, was $15.9 million, compared to $17.1 million at December 31, 2009. During the first nine months of 2010, cash outlays related to legal and environmental matters approximated $2.1 million compared to $2.2 million in the first nine months of 2009.

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

Following are summaries of the material contingencies at September 30, 2010:

Maywood, New Jersey Site

The Company’s property in Maywood, New Jersey and property formerly owned by the Company adjacent to its current site and other nearby properties (Maywood site) were listed on the National Priorities List in September 1993 pursuant to the provisions of CERCLA because of certain alleged chemical contamination. Pursuant to an Administrative Order on Consent entered into between USEPA and the Company for property formerly owned by the Company, and the issuance of an order by USEPA to the Company for property currently owned by the Company, the Company completed a Remedial Investigation Feasibility Study (RI/FS) in 1994. The Company submitted the Draft Feasibility Study for Soil and Source Areas (Operable Unit 1) in September 2002, a Draft Final FS for Groundwater (Operable Unit 2) in June 2003, and a Draft Feasibility Study for Soil and Groundwater (Operable Units 1 and 2) in March 2009. The Company most recently submitted a revised Draft Feasibility Study for Soil and Groundwater (Operable Units 1 and 2) in October 2010. The Company is awaiting the issuance of a Record of Decision from USEPA. In addition, the Company was informed that certain work included in the remediation cost estimates would not be required. As a result, in the third quarter of 2010, the Company was able to reduce its remediation reserve for this site by the cost of this work, which was $0.8 million.

The Company believes it has adequate reserves for claims associated with the Maywood site, and has recorded a liability for the estimated probable costs it expects to incur at the Maywood site related to remediation of chemical contamination. However, depending on the results of the ongoing discussions with USEPA, the final cost of such remediation could differ from the current estimates.

In addition, under the terms of a settlement agreement reached on November 12, 2004, the United States Department of Justice and the Company agreed to fulfill the terms of a Cooperative Agreement reached in 1985 under which the United States has taken title to and responsibility for radioactive waste removal at the Maywood site, including past and future remediation costs.

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

Lightman Drum Company Superfund Site

The Company received a Notice of Potential Liability and Request to Perform RI/FS dated June 30, 2000, from USEPA, regarding the Lightman Drum Company Superfund Site located in Winslow Township, New Jersey. The Company participated in the performance of the RI/FS as a member of the Lightman Yard PRP Group, under an interim allocation. In August 2010, the allocation was finalized, and in September 2010, the Company executed a Master PRP Agreement for the final allocation which has also been fully executed by all of the parties. As a result of receiving the final allocation, the Company was able to decrease its liability for this site by $0.7 million in the third quarter of 2010.

In the fourth quarter of 2007, the PRPs who agreed to conduct the interim remedial action entered into an Administrative Settlement Agreement and Order on Consent for Removal Action with USEPA, and these PRPs also entered into a Supplemental Lightman Yard Participation and Interim Funding Agreement to fund the agreed-upon removal action. The Company paid a soil removal assessment upon execution of the agreements which did not have a material impact on the financial position, results of operations or cash flows of the Company. The soil removal action was completed and USEPA approved it in October 2009. A final Feasibility Study was submitted to USEPA in February 2009 and was approved in March 2009. In June 2009, USEPA issued a Proposed Plan for Remediation. In September 2009, USEPA signed the Record of Decision. USEPA issued an Administrative Order for Remedial Design and Remedial Action to some of the PRPs in June 2010 which requires the PRPs to implement the remedy USEPA selected in the Record of Decision.

The Company believes that based on current information it has adequate reserves for claims associated with the Lightman site. However, actual costs could differ from current estimates.

Wilmington Site

The Company is currently contractually obligated to contribute to the response costs associated with the Company’s formerly-owned site at 51 Eames Street, Wilmington, Massachusetts. Remediation at this site is being managed by its current owner to whom the Company sold the property in 1980. Under the agreement, once total site remediation costs exceed certain levels, the Company is obligated to contribute up to five percent of future response costs associated with this site with no limitation on the ultimate amount of contributions. To date, the Company has paid the current owner $1.8 million for the Company’s portion of environmental response costs through the second quarter of 2010 (the current owner of the site bills the Company one calendar quarter in arrears). The Company has recorded a liability for its portion of the estimated remediation costs for the site. Depending on the ultimate cost of the remediation at this site, the amount for which the Company is liable could differ from the current estimates.

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

Poland Manufacturing Site

During the due diligence phase of the Company’s acquisition of Alfa Systems in Brzeg Dolny, Poland, some soil contamination in levels above allowable standards in Poland was discovered on the plant site, and there is legal obligation to conduct further investigation and remediation. Based on environmental engineering estimates, it was determined that the cost of remediation would range from approximately $1.1 million to $1.7 million. To expedite the purchase of Alfa Systems the Company agreed to assume the remediation obligation. As part of the purchase agreement, the Company negotiated a purchase price holdback provision of $1.1 million, wherein any portion of the holdback not spent for soil remediation after one year following the acquisition date (i.e., July 15, 2011) would be remitted to the previous owners of Alfa Systems. A remediation reserve of $1.1 million was included in the Company’s environmental liability balance at September 30, 2010. On the basis of current information, the Company believes the reserve amount is adequate, but actual costs could differ from current estimates.

9.	POSTRETIREMENT BENEFIT PLANS

Defined Benefit Pension Plans

The Company sponsors various funded qualified and unfunded non-qualified defined benefit pension plans, the most significant of which cover employees in the U.S. and U.K. locations. The U.S. and U.K. defined benefit pension plans are frozen and service benefits are no longer being accrued.

Components of Net Periodic Benefit Cost

	UNITED STATES
(Dollars in thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009

Interest cost	$1,748	$1,672	$5,282	$5,222
Expected return on plan assets	(1,968)	(1,902)	(5,891)	(5,615)
Amortization of net loss	500	200	1,569	933

Net periodic (benefit) cost	$280	$(30)	$960	$540

	UNITED KINGDOM
(Dollars in thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009

Interest cost	$260	$223	$772	$632
Expected return on plan assets	(217)	(148)	(645)	(419)
Amortization of net loss	70	21	206	60

Net periodic benefit cost	$113	$96	$333	$273

Employer Contributions

U.S. Plans

The Company expects to contribute approximately $2,748,000 to its U.S. qualified defined benefit pension plans in 2010 and to pay $350,000 in 2010 related to its unfunded non-qualified plans. As of September 30, 2010, $2,151,000 had been contributed to the qualified plans and $169,000 had been paid related to the non-qualified plans.

U.K. Plan

The Company’s United Kingdom subsidiary expects to contribute approximately $921,000 to its defined benefit pension plan in 2010. As of September 30, 2010, $656,000 had been contributed to the plan.

Defined Contribution Plans

Defined contribution plan expense for the Company’s retirement savings plans was $966,000 and $3,260,000, respectively, for the three and nine months ended September 30, 2010, compared to $1,174,000 and $3,597,000, respectively, for the three and nine months ended September 30, 2009.

Expenses related to the Company’s profit sharing plan were $1,199,000 and $3,925,000, respectively, for the three and nine months ended September 30, 2010, compared to $1,664,000 and $3,947,000, respectively, for the three and nine months ended September 30, 2009.

10.	EARNINGS PER SHARE

Below are the computations of basic and diluted earnings per share for the three and nine months ended September 30, 2010 and 2009.

(In thousands, except per share amounts)	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Computation of Basic Earnings per Share
Net income attributable to Stepan Company	$19,230	$19,545	$56,936	$54,282
Deduct dividends on preferred stock	(186)	(189)	(562)	(567)

Income applicable to common stock	$19,044	$19,356	$56,374	$53,715

Weighted-average number of common shares outstanding	10,188	9,880	10,150	9,815

Basic earnings per share	$1.87	$1.96	$5.55	$5.47

Computation of Diluted Earnings per Share
Net income attributable to Stepan Company	$19,230	$19,545	$56,936	$54,282

Weighted-average number of common shares outstanding	10,188	9,880	10,150	9,815
Add net shares issuable from assumed exercise of options (under treasury stock method) (1)	238	296	257	231
Add contingently issuable net shares related to performance stock awards (under treasury stock method)	67	68	44	44
Add weighted-average shares issuable from assumed conversion of convertible preferred stock	616	627	621	628

Shares applicable to diluted earnings	11,109	10,871	11,072	10,718

Diluted earnings per share	$1.73	$1.80	$5.14	$5.06

(1)

Options to purchase 2,180 shares and 727 shares of common stock were not included in the computations of diluted earnings per share for the three and nine months ended September 30, 2010, respectively. Options to purchase 50,573 shares of common stock were not included in the computation of diluted earnings per share for the nine months ended September 30, 2009. The options’ exercise prices were greater than the average market price for the common stock and their effect would have been antidilutive.

11.	COMPREHENSIVE INCOME

Comprehensive income includes net income and all other non-owner changes in equity that are not reported in net income. Below is the Company’s comprehensive income for the three and nine months ended September 30, 2010 and 2009:

(Dollars in thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Net income	$19,223	$19,588	$56,973	$54,306
Other comprehensive income:
Foreign currency translation gains	8,909	7,457	235	12,742
Pension liability adjustments, net of tax	358	137	1,114	614

Comprehensive income	28,490	27,182	58,322	67,662
Comprehensive income attributable to noncontrolling interests	(58)	(42)	(102)	(22)

Comprehensive income attributable to Stepan Company	$28,432	$27,140	$58,220	$67,640

12.	SEGMENT REPORTING

The Company has three reportable segments: surfactants, polymers and specialty products. Segment operating results for the three and nine months ended September 30, 2010 and 2009 are summarized below:

(Dollars in thousands)	Surfactants	Polymers	Specialty Products	Segment Totals
For the three months ended September 30, 2010
Net sales	$264,104	$91,805	$10,891	$366,800
Operating income	21,330	10,490	4,239	36,059

For the three months ended September 30, 2009
Net sales	$240,083	$75,355	$10,787	$326,225
Operating income	27,384	15,096	4,211	46,691

For the nine months ended September 30, 2010
Net sales	$790,984	$245,808	$33,542	$1,070,334
Operating income	77,318	27,654	12,238	117,210

For the nine months ended September 30, 2009
Net sales	$738,197	$195,198	$32,172	$965,567
Operating income	80,744	28,832	9,850	119,426

Below are reconciliations of segment operating income to consolidated income before income taxes:

(Dollars in thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Operating income segment totals	$36,059	$46,691	$117,210	$119,426
Unallocated corporate expenses	(4,918)	(13,038)	(22,642)	(28,416)

Total operating income	31,141	33,653	94,568	91,010

Interest expense, net	(2,004)	(1,508)	(4,770)	(4,935)
Income (loss) from equity in joint ventures	132	(2,398)	(1,203)	(3,491)
Other, net	2,011	684	678	1,725

Consolidated income before income taxes	$31,280	$30,431	$89,273	$84,309

13.	DEBT

At September 30, 2010, and December 31, 2009, debt comprised the following:

(Dollars in thousands)	Maturity Dates	September 30 2010	December 31 2009
Unsecured private placement notes
5.88%	2016-2022	$40,000	$—
5.69%	2012-2018	40,000	40,000
6.86%	2011-2015	21,428	25,714
6.59%	2010-2012	8,182	8,182
Unsecured bank term loan	2011-2013	27,000	28,500
Build-to-suit obligation		11,413	—
Debt of foreign subsidiaries
Secured bank term loans, foreign currency	2010-2015	8,545	776
Secured bank term loan, U.S. Dollars	2010-2014	7,000	—
Other, foreign currency	2010-2015	13,344	912
Other, U.S. Dollars	2010	595	—

Total Debt		$177,504	$104,084
Less current maturities		24,946	10,173

Long-term debt		$152,558	$93,911

On August 27, 2010, the Company entered into a committed $60 million three-year revolving credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and three U.S. banks named as lenders thereunder. The credit agreement allows the Company to make unsecured borrowings, as requested from time to time, for working capital and other corporate purposes. The credit agreement replaces the Company’s previous revolving credit agreement that would have expired in April 2011 and has been terminated simultaneously with the credit agreement.

Loans under the credit agreement may be incurred, at the discretion of the Company, with terms to maturity of 1 to 180 days. The Company may choose interest rate options including (1) LIBOR plus spreads ranging from 1.70 percent to 2.50 percent, depending on the Company’s leverage ratio, (2) the prime rate plus 0.70 percent to 1.50 percent, depending on the leverage ratio, or (3) market rates in effect from time to time.

The credit agreement requires the Company to pay a facility fee ranging from 0.30 percent to 0.50 percent, which also depends on the leverage ratio. The credit agreement requires the maintenance of certain financial ratios and compliance with certain other covenants that are similar to the Company’s existing debt agreements, including net worth, interest coverage and leverage financial covenants and limitations on restricted payments, indebtedness and liens.

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

On January 19, 2010, the Company entered into a build-to-suit lease agreement for the construction of a warehouse at its Millsdale (Joliet), Illinois, manufacturing site. For accounting purposes, the Company is considered the owner of the asset during the construction period. As such, an asset and a financial obligation have been recorded to reflect this non-cash investing and financing transaction. The term of the lease, which commences in October 2010, is 20 years.

The various loan agreements contain provisions, which, among others, require maintenance of certain financial ratios and place limitations on additional debt, investments and payment of dividends. The Company is in compliance with its loan agreements.

14.	OTHER, NET

Other, net in the consolidated statements of income included the following:

(Dollars in thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Foreign exchange gain (loss)	$1,042	$(306)	$46	$251
Investment related income	18	20	48	51
Realized and unrealized gain on investments	951	970	584	1,423

Other, net	$2,011	$684	$678	$1,725

15.	RECENT ACCOUNTING PRONOUNCEMENTS

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

Overview

The Company produces and sells intermediate chemicals that are used in a wide variety of applications worldwide. The overall business comprises three reportable segments:

•

Surfactants – Surfactants, which accounted for 74 percent of consolidated net sales for the first three quarters of 2010, are principal ingredients in consumer and industrial cleaning products such as detergents for washing clothes, dishes, carpets, floors and walls, as well as shampoos, body washes, toothpastes and fabric softeners. Other applications include germicidal quaternary compounds, lubricating ingredients, emulsifiers (for spreading agricultural products), plastics and composites and biodiesel. Surfactants are manufactured at six North American sites (five in the U.S. and one in Canada), three European sites (United Kingdom, France and Germany), three Latin American sites (Mexico, Brazil and Colombia) and one Asian site (Philippines; the Company acquired controlling interest in Stepan Philippines Inc. on July 19, 2010). Also in the third quarter of 2010, the Company purchased assets in Singapore and initiated the development of a methyl esters plant in that location. See the ‘Acquisition’ section for a discussion of the Company’s acquisition activities. The Company also holds a 50 percent ownership interest in a joint venture, TIORCO, LLC, that markets chemical solutions for increased production of crude oil and natural gas from existing fields. The joint venture is accounted for under the equity method, and its financial results are excluded from surfactant segment operating results.

•

Polymers – Polymers, which accounted for 23 percent of consolidated net sales for the first half of 2010, include two primary product lines: polyols and phthalic anhydride. Polyols are used in the manufacture of laminate insulation board for the construction industry and are also sold to the appliance, flexible foam and coatings, adhesives, sealants and elastomers (C.A.S.E.) industries. Phthalic anhydride is used in unsaturated polyester resins, alkyd resins and plasticizers for applications in construction materials and components of automotive, boating and other consumer products. In the U.S., polymer product lines are manufactured at the Company’s Millsdale, Illinois, site. Polyols are also manufactured at the Company’s Wesseling (Cologne), Germany, facility, its 80-percent owned joint venture in Nanjing, China and its recently acquired site in Brzeg Dolny, Poland. See the ‘Acquisition’ section for a discussion of the Company’s acquisition activities.

•

Specialty Products – Specialty products, which accounted for three percent of consolidated net sales for the first three quarters of 2010, include flavors, emulsifiers and solubilizers used in the food and pharmaceutical industries. Specialty products are manufactured primarily at the Company’s Maywood, New Jersey, site.

Acquisition Activity

On July 2, 2010, the Company purchased the manufacturing assets of Peter Cremer GmbH’s 100,000 ton per year methyl esters plant located on Jurong Island in Singapore. The Company plans to install methyl esters fractionation capability on the site. Methyl esters are a core building block of the Company’s surfactants segment, and the acquisition of the Jurong Island manufacturing assets provides the Company an opportunity to reach its global customer base with methyl esters and value added derivatives made from tropical oils available in the region. The Company plans for the site to begin methyl esters production by the end of the first quarter of 2012. The purchase price of the manufacturing assets was $10.4 million, which the Company paid from available cash.

On July 15, 2010, the Company’s Stepan Europe subsidiary acquired all the shares of Alfa Systems Sp. z o.o. (Alfa Systems). The purchase included a plant in Brzeg Dolny, Poland, which specializes in the manufacture of aromatic polyester polyol from recycled polyethylene terephthalate. Polyester polyols are the critical component of the Company’s polymers segment. The acquisition of Alfa Systems provides the Company manufacturing capability in Eastern Europe and the ability to economically and effectively serve customers in Central and Eastern Europe. The purchase price of the acquisition was €9.1 million (approximately $11.8 million). The Company paid €6.6 million (approximately $8.5 million) at the time of acquisition. An additional €2.5 million may be paid pending the outcome of certain contractual adjustments. See Note 2 to the condensed consolidated financial statements for information regarding the potential additional payments. The acquisition was financed using bank debt in France.

On July 19, 2010, the Company acquired controlling interest of Stepan Philippines Inc. (SPI), raising the Company’s ownership interest in the entity from 50 percent to 88.8 percent. The Company paid $3.7 million of cash to acquire the interests of one owner, transferred $2.0 million of cash to SPI as an additional capital investment and capitalized a $3.9 million liability originally due the Company pursuant to a royalty agreement between the Company and SPI. The Company also guaranteed approximately $8.7 million of debt owed by SPI to a related party of the selling partner.

The financial impact of the new entities on third quarter earnings was insignificant. The Company does not believe the acquisitions will have a significant near-term effect on earnings, but will support the Company’s longer term global growth strategy.

Deferred Compensation Plans

The accounting for the Company’s deferred compensation plans and investment assets related to the plans can cause period-to-period fluctuations in Company expenses and profits. For the third quarter of 2010, the Company recorded $2.4 million in total income related to the Company’s deferred compensation plans compared to $4.3 million of expense for the same period of 2009. For the nine months ended September 30, 2010, total income related to the Company’s deferred compensation plans was $1.1 million compared to expense of $3.7 million for the nine months ended September 30, 2009. The pretax effect of all deferred compensation-related activities (which includes realized and unrealized gains and losses on the mutual fund assets held to fund the deferred compensation obligations) and the income statement line items in which the effects were recorded are displayed below (see the ‘Corporate Expenses’ section of this management discussion and analysis for further details):

	(Income) Expense
(Dollars in millions)	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009

Deferred Compensation (Administrative Expense)	$(1.4)	$5.3	$(0.5)	$5.1

Investment Income (Other, net)	—	—	—	—

Realized and Unrealized (Gains) Losses on Investments (Other, net)	(1.0)	(1.0)	(0.6)	(1.4)

Net Pretax Income Effect	$(2.4)	$4.3	$(1.1)	$3.7

Effects of Foreign Currency Translation

The Company’s foreign subsidiaries transact business and report financial results in their respective local currencies. As a result, foreign subsidiary income statements are translated into U.S. dollars at average foreign exchange rates appropriate for the reporting period. Because foreign exchange rates fluctuate against the U.S. dollar over time, foreign currency translation affects period-to-period comparisons of financial statement items (i.e. because foreign exchange rates fluctuate, similar period-to-period local currency results for a foreign subsidiary may translate into different U.S. dollar results). Below is a table that presents the impact that foreign currency translation had on the changes in consolidated net sales and various income line items for the three and nine month periods ending September 30, 2010:

	Three Months Ended September 30		Increase (Decrease)	Decrease Due to Foreign Translation
(In millions)	2010	2009

Net Sales	$366.8	$326.2	$40.6	$(4.3)
Gross Profit	58.4	68.9	(10.5)	(0.5)
Operating Income	31.1	33.7	(2.6)	(0.2)
Pretax Income	31.3	30.4	0.9	(0.1)

	Nine Months Ended September 30		Increase	Increase Due to Foreign Translation
(In millions)	2010	2009

Net Sales	$1,070.3	$965.6	$104.7	$8.1
Gross Profit	185.5	183.3	2.2	1.6
Operating Income	94.6	91.0	3.6	1.5
Pretax Income	89.3	84.3	5.0	1.3

RESULTS OF OPERATIONS

Three Months Ended September 30, 2010 and 2009

Summary

Net income for the third quarter of 2010 declined two percent to $19.2 million, or $1.73 per diluted share, compared to $19.5 million, or $1.80 per diluted share, for the third quarter of 2009. Below is a summary discussion of the major factors leading to the quarter-over-quarter changes in net sales, profits and expenses. A detailed discussion of segment operating performance for the third quarter of 2010 follows the summary.

Consolidated net sales increased $40.6 million, or 12 percent, quarter over quarter. Higher average selling prices and sales volumes accounted for approximately $33.0 million and $11.9 million, respectively, of the net sales increase. The net effects of foreign currency translation reduced the quarter-over-quarter net sales change by $4.3 million. The increase in average selling prices reflected higher raw material costs. Sales volumes increased four percent, reflecting improvements in the economy and successful execution of specific opportunities in core markets. Polymers and surfactants segments sales volumes were up eight percent and three percent, respectively.

Operating income for the third quarter of 2010 declined $2.5 million, or seven percent, from operating income for the third quarter of 2009. Gross profit fell $10.5 million, or 15 percent. Surfactants segment gross profit was down $6.7 million, or 15 percent; polymers segment gross profit decreased $4.6 million, or 24 percent; and gross profit for the specialty products segment remained essentially unchanged quarter over quarter. The impact of higher raw material costs more than offset the effects of higher sales volume and average selling prices. In addition, 2010 gross profit included expenses related to a one-month lockout of the hourly workers at the Company’s Millsdale (Illinois) manufacturing site. A labor agreement dispute led to the lockout; during the lockout period the plant was operated by salaried personnel. The dispute was settled in August 2010.

Operating expenses declined $8.0 million, or 23 percent, from quarter to quarter due to the following:

•

Marketing expenses were down $0.8 million, or eight percent, quarter over quarter, due primarily to a $1.2 million quarter-over-quarter decline in bad debt expense, which reflected lower reserve requirements, particularly for previously identified high-risk accounts. The effect of lower bad debt expense was partially offset by additional expenses related to building and supporting the Company’s Asia organization.

•

Administrative expenses declined $7.9 million, or 48 percent, due largely to a $6.7 million reduction in deferred compensation expense and a $1.4 million decline in legal and environmental expenses. The reduction in deferred compensation expense was primarily attributable to changes in the price of Company common stock to which a large part of the deferred compensation obligation is tied. See the ‘Overview’ and ‘Corporate Expenses’ sections of this management discussion and analysis for further details. The decrease in legal and environmental expenses resulted primarily from reductions to the Company’s liabilities at two environmental sites.

•

Research and development expenses increased $0.8 million, or nine percent, principally as a result of costs related to registering Company products under Europe’s Registration, Evaluation, Authorisation and Restriction of Chemical Substances (REACH) regulation ($0.5 million). Third quarter 2010 salary expenses were also higher than last year but were offset by lower fringe benefit expenses.

Interest expense for the third quarter of 2010 was $0.5 million, or 33 percent, greater than interest expense for the same period of 2009. Higher average debt levels, due to the borrowing of an additional $40 million of private placement debt on June 1, 2010, led to the increase. See the ‘Liquidity and Capital Resources’ section of this management discussion and analysis for further information.

Equity in joint ventures, which included results for the 50-percent owned SPI (through July 19, 2010, when the Company acquired controlling interest in SPI) and TIORCO joint ventures, was $0.1 million of income for the third quarter of 2010 compared to $2.4 million of expense for third quarter of 2009. Equity in SPI’s income improved $2.6 million between quarters. The improvement was attributable in part to higher sales volumes and margins. Also, the Company recorded a $0.7 million gain related to revaluing its original 50 percent interest in the joint venture as part of the Company’s acquisition of controlling interest in SPI. The prior year SPI results included approximately $1.2 million of expense for the reserve of value added tax receivable balances that were in dispute with the Philippine tax authorities. The equity in TIORCO’s loss declined $0.1 million quarter-over-quarter. The Company also sells surfactant products to TIORCO customers. The sales and resulting income from the sales are included in the Company’s surfactants segment operating results.

The other, net line item of the consolidated statement of income includes investment related income (i.e. dividends, interest and realized and unrealized gains and losses) associated with the Company’s mutual fund assets held for the deferred compensation plans and foreign exchange gains and losses. Other, net was $2.0 million of income for the third quarter of 2010 compared to $0.7 million of income for the same quarter of 2009. A $1.3 million favorable swing in foreign exchange gains and losses accounted for the quarter-over-quarter change.

The effective tax rate was 38.5 percent for the third quarter of 2010 compared to 35.6 percent for the third quarter of 2009. The increase in the effective tax rate was primarily attributable to a lower tax benefit realized on SPI joint venture equity income as well as lower U.S. tax credits.

Segment Results

(Dollars in thousands)	Surfactants	Polymers	Specialty Products	Segment Results	Corporate	Total

For the three months ended September 30, 2010
Net sales	$264,104	$91,805	$10,891	$366,800	—	$366,800
Operating income	21,330	10,490	4,239	36,059	(4,918)	31,141

For the three months ended September 30, 2009
Net sales	$240,083	$75,355	$10,787	$326,225	—	$326,225
Operating income	27,384	15,096	4,211	46,691	(13,038)	33,653

Surfactants

Surfactants net sales for the third quarter of 2010 increased $24.0 million, or 10 percent, from net sales for the same quarter of 2009. Higher average selling prices and sales volume accounted for approximately $18.8 million and $6.7 million, respectively, of the net sales increase. The effects of foreign currency translation reduced the net sales change by $1.5 million. A quarter-to-quarter comparison of net sales by region follows:

(Dollars in thousands)	For the Three Months Ended
	September 30, 2010	September 30, 2009	Increase	Percent Change
North America	$166,644	$157,084	$9,560	+6
Europe	63,233	58,072	5,161	+9
Latin America	30,744	24,927	5,817	+23
Asia	3,483	—	3,483	NM

Total Surfactants Segment	$264,104	$240,083	$24,021	+10

Net sales for North American operations increased six percent due to an eight percent rise in average selling prices and the effects of foreign currency translation, which accounted for $12.3 million and $0.8 million, respectively, of the net sales change. Sales volume declined two percent from quarter to quarter, which reduced the net sales change by $3.5 million. The higher average selling prices were principally attributable to increased costs for raw materials. The two percent decline in sales volume reflected slight quarter-over-quarter decreases for most major product lines. Sales volume for consumer products, the region’s largest market segment, fell three percent quarter over quarter. Some consumer products volume was lost to competitors due to pricing. The foreign currency translation effect resulted from the strengthening of the Canadian dollar against the U.S. dollar.

Net sales for European operations increased nine percent due to higher average selling prices and a two percent increase in sales volume, which accounted for $7.7 million and $1.3 million, respectively, of the net sales increase. The unfavorable effects of foreign currency translation reduced the quarter-to-quarter change by $3.8 million. Average selling prices rose 13 percent due largely to selling price increases made since last year’s third quarter to recover higher raw material costs. A more favorable product mix of sales contributed to the increase in average selling prices. The two percent increase in sales volume was principally attributable to higher sales of fabric softener in both France and U.K. The foreign currency impact was caused by the quarter-over-quarter weakening of the European euro and the U.K. pound sterling against the U.S. dollar.

Net sales for Latin American operations grew 23 percent due to a 19 percent improvement in sales volume and the effects of foreign currency translation, which accounted for $4.6 million and $1.6 million, respectively, of the increase. A one percent decline in average selling prices reduced the quarter-over-quarter change by $0.4 million. New business at the Brazil location accounted for most of the sales volume improvement, although volumes for all three Latin American subsidiaries were up quarter over quarter. The favorable currency translation effect resulted from the strengthening of the currencies for all three Latin American locations against the U.S. dollar. The slight decline in average selling prices resulted primarily from a different mix of product sales.

The $3.5 million net sales result for Asia operations reflected sales by the Company’s Philippine subsidiary, of which the Company acquired controlling interest in July 2010.

Surfactants operating income for the third quarter of 2010 declined $6.1 million, or 22 percent, from operating income for the same quarter of 2009. Despite the increase in sales volume, gross profit fell $6.7 million due largely to the impact of higher raw material costs. Operating expenses declined $0.6 million, or three percent. Quarter-to-quarter comparisons of gross profit by region and total segment operating expenses and operating income follow:

(Dollars in thousands)	For the Three Months Ended
	September 30, 2010	September 30, 2009	Increase (Decrease)	Percent Change
Gross Profit
North America	$28,548	$33,238	$(4,690)	-14
Europe	6,554	8,540	(1,986)	-23
Latin America	3,367	3,508	(141)	-4
Asia	142	—	142	NM

Total Surfactants Segment	$38,611	$45,286	$(6,675)	-15

Operating Expenses	17,281	17,902	(621)	-3

Operating Income	$21,330	$27,384	$(6,054)	-22

Gross profit for North American operations declined 14 percent quarter over quarter due primarily to the effect of rising raw material and the decline in sales volume. Price increases have been announced for the fourth quarter of 2010 in an effort to recover the higher raw material costs. An increase in manufacturing costs also contributed to the lower gross profit. Additional costs precipitated by a one-month lockout of the hourly workers at the Company’s Millsdale (Illinois) manufacturing site accounted for most of the higher manufacturing costs.

European operations’ gross profit declined 23 percent due largely to the effect of higher raw material costs, which have more than offset the impacts of the previously noted selling price and sales volume increases. Due to competitive pressures, selling price increases have lagged behind the rising costs of raw materials. Also negatively affecting the quarter-to-quarter change in gross profit was $0.5 million for the negative effect of foreign currency translation.

Gross profit for Latin American operations declined four percent largely due to a decrease in profit for the region’s Colombia subsidiary that more than offset improved gross profit for operations in Mexico and Brazil. Higher raw material costs led to the gross profit decline in Colombia.

Operating expenses for the surfactants segment were down $0.6 million, or three percent, from quarter to quarter. The lower operating expenses were primarily due to a $0.7 million decline for European operations and $0.3 million for foreign currency translation effects. Declines in bad debt ($0.7 million) and statutory profit sharing ($0.6 million) expenses, partially offset by higher expenses related to registering the Company’s products under Europe’s REACH regulation ($0.5 million), accounted for the lower European operations expenses. Operating expenses for North American operations declined $0.1 million, but the quarter-over-quarter change included a $0.5 million decrease in marketing expenses largely offset by a $0.4 million increase in research and development expenses. Lower bad debt ($0.4 million) and fringe benefit ($0.3 million) expenses caused the marketing expense decrease, while numerous small items led to the increase in research and development expenses.

Polymers

Net sales for the third quarter of 2010 increased $16.5 million, or 22 percent, from net sales for the third quarter of 2009. Higher average selling prices and an eight percent increase in sales volume accounted for $13.4 million and $6.0 million, respectively, of the increase in net sales. The effects of foreign currency translation reduced the change in net sales by $2.9 million. A quarter-to-quarter comparison of net sales by region is displayed below:

(Dollars in thousands)	For the Three Months Ended
	September 30, 2010	September 30, 2009	Increase	Percent Change
North America	$57,986	$51,354	$6,632	+13
Europe	28,228	20,771	7,457	+36
Asia and Other	5,591	3,230	2,361	+73

Total Polymers Segment	$91,805	$75,355	$16,450	+22

Net sales for North American operations increased 13 percent due to a 13 percent increase in average selling prices. Sales volume was unchanged quarter over quarter. The increase in average selling prices reflected rising raw material costs. Sales volume for polyols increased six percent, due principally to an improved economy, but was offset by a seven percent decline in phthalic anhydride sales volume. Phthalic anhydride sales volume for the third quarter of 2009 included shipments to a competitor whose plant was in an extended maintenance shutdown. Such a situation did not recur in 2010.

Net sales for European operations increased 36 percent due to a 23 percent increase in average selling prices and a 22 percent increase in sales volume, which accounted for $5.7 million and $4.7 million, respectively, of the growth in net sales. The higher quarter-over-quarter sales volume reflected strong demand for polyols precipitated by improved economic conditions. Higher raw material costs led to the increase in average selling prices. The effects of foreign currency translation reduced the impact of the higher sales volume and selling prices by $2.9 million.

Asia and Other operations’ net sales were up 73 percent quarter over quarter due principally to increased sales volume for the region’s China operations. The improved sales volume reflected a better economy as well as the realization of new business. Higher average selling prices also contributed to the net sales increase.

Polymers operating income for the third quarter of 2010 declined $4.6 million from operating income for the third quarter of 2009. Gross profit declined $4.6 million, or 24 percent, due largely to lower margins brought on by higher raw material costs. Below are quarter-to-quarter comparisons of gross profit by region and total segment operating expenses and operating income:

(Dollars in thousands)	For the Three Months Ended
	September 30, 2010	September 30, 2009	Increase (Decrease)	Percent Change
Gross Profit
North America	$11,705	$14,451	$(2,746)	-19
Europe	3,029	4,499	(1,470)	-33
Asia and Other	216	597	(381)	-64

Total Polymers Segment	$14,950	$19,547	$(4,597)	-24

Operating Expenses	4,460	4,451	9	—

Operating Income	$10,490	$15,096	$(4,606)	-31

Gross profit for North American operations declined 19 percent due primarily to higher raw material costs that have caused margins to decline, particularly for the region’s polyol products. Average unit costs for raw materials have increased about 30 percent quarter over quarter. Selling prices have been raised but not enough to fully counter the effects of the rising costs. The previously noted hourly worker lock-out also contributed to the quarter-over-quarter gross profit decline.

Despite a 22 percent increase in sales volume, gross profit for European operations declined 33 percent due to falling margins. The negative effects of rising raw material costs coupled with the need to outsource some product due to capacity constraints more than offset the impact of the growth in sales volume. Selling prices have been increased, but competitive pressures have limited the effectiveness of the price increases in offsetting the full impact of the rise in costs. The project to increase the region’s production capacity at the Germany location is scheduled to be completed by the end of the second quarter of 2011. The addition of the Poland subsidiary to the region had a negligible effect on third quarter results.

Gross profit for Asia and Other operations fell as a result of higher raw material and manufacturing costs.

Specialty Products

Net sales for the third quarter of 2010 increased $0.1 million, or one percent, over net sales for the third quarter of 2009 on sales volume that was essentially unchanged. Operating income of $4.2 million for the third quarter of 2010 approximated operating income for the year ago quarter.

Corporate Expenses

Corporate expenses, which comprise expenses that are not allocated to the reportable segments, declined $8.1 million to $4.9 million for the third quarter of 2010 from $13.0 million for the third quarter of 2009. A $6.7 million favorable swing in deferred compensation expense and a $1.4 million decrease in environmental remediation expense accounted for the quarter-over-quarter reduction of corporate expenses. The Company reported deferred compensation income of $1.4 million in the third quarter of 2010 compared to $5.3 million of expense for the same quarter last year. The decline in deferred compensation expense was principally attributable to changes in the values of Company common stock to which a large portion of deferred compensation obligation is tied (the accounting for the deferred compensation plan results in operating income when the values of Company common stock or mutual funds held in the plan fall and operating expense when values rise). Specifically, the swing in deferred compensation expense reflected a $9.32 per share decrease in Company common stock from $68.43 per share at June 30, 2010, to $59.11 per share at September 30, 2010, compared to last year’s third quarter when the Company’s common stock price increased $15.92 per share from $44.16 per share at June 30, 2009, to $60.08 per share at September 30, 2009. The $1.4 million quarter-over-quarter decrease in environmental remediation expense resulted from reductions in the Company’s liabilities for remediating two sites.

Nine Months Ended September 30, 2010 and 2009

Summary

Net income for the first three quarters of 2010 increased five percent to $56.9 million, or $5.14 per diluted share, compared to $54.3 million, or $5.06 per diluted share, for the first three quarters of 2009. Below is a summary discussion of the major factors leading to the year-over-year changes in net sales, profits and expenses. A detailed discussion of segment operating performance for the first three quarters of 2010 follows the summary.

Consolidated net sales for the first three quarters of 2010 increased $104.8 million, or 11 percent, from net sales for the same period last year. Higher sales volume, higher average selling prices and the effects of foreign currency translation accounted for approximately $57.1 million, $39.6 million and $8.1 million, respectively, of the year-over-year increase in net sales. Sales volumes increased six percent, as all three segments reported sales growth. Average selling prices increased largely due to rising raw material costs.

Operating income for the first three quarters of 2010 was $3.6 million, or four percent, greater than operating income for the first three quarters last year. Gross profit increased $2.2 million, or one percent. Surfactants segment gross profit was down $0.6 million, polymers segment gross profit fell $0.6 million and gross profit for the specialty products segment was up $2.4 million. Higher raw material costs negatively impacted profit margins for surfactants and polymers. In addition, 2010 gross profit included expenses related to the previously mentioned one-month lockout of the hourly workers at the Company’s Millsdale (Illinois) manufacturing site. The effects of foreign currency translation contributed $1.6 million to the year-over-year consolidated gross profit improvement.

Operating expenses declined $1.4 million, or one percent, year over year due to the following:

•

Marketing expenses increased $0.5 million, or two percent, year over year. The one item of significance was a $2.1 million reduction in bad debt expense, which reflected lower reserve requirements throughout the Company’s global organization, particularly for accounts previously identified as high risk. Numerous items combined to slightly offset the decline in bad debts, most significant of which were expenses for U.S. salaries ($1.0 million), travel ($0.4 million) and consulting ($0.3 million). The increased expenses reflected additional resources needed to support the Company’s expanded efforts in Asia.

•

Administrative expenses declined $4.8 million, or 13 percent, due to a $5.6 million reduction in deferred compensation expense and a $1.8 million decline in legal and environmental expenses. The reduction in deferred compensation expense was primarily attributable to changes in the price of Company common stock to which a large part of the deferred compensation obligation is tied. See the ‘Overview’ and ‘Corporate Expenses’ sections of this management discussion and analysis for further details. The decrease in legal and environmental expenses resulted primarily from the reduction of the Company’s liabilities for the remediation costs at two sites. The impact of the foregoing was partially offset by increases in numerous expense items, the largest of which were salaries ($0.4 million), travel ($0.4 million), consulting ($0.3 million) and depreciation ($0.3 million).

•

Research and development expenses increased $3.0 million, or 11 percent, primarily due to higher U.S. expenses ($1.5 million) and increased expenses for the registration of Company products under Europe’s REACH regulation ($1.4 million). The U.S. change included increased expenses for salaries ($0.6 million), consulting and outside services ($0.4 million) and travel ($0.3 million). The Company has committed additional resources to its innovation projects to drive commercial success.

Interest expense for the first three quarters of 2010 was $0.2 million, or three percent, less than interest expense for the same period of 2009. Lower average debt levels for foreign locations, partially offset by higher average levels for the U.S., led to the decline. Average debt levels and interest expense will increase in future periods as the Company borrowed $40 million on June 1, 2010, in private placement notes. The Company secured the additional long-term notes to take advantage of the current low interest rate environment and to support global growth initiatives. See the ‘Liquidity and Capital Resources’ section of this management discussion and analysis.

The loss from equity joint ventures, which includes results for the 50-percent owned SPI (through July 19, 2010, when the Company acquired controlling interest in SPI) and TIORCO joint ventures, declined $2.3 million between years. Equity in SPI’s income improved $2.8 million year over year. The improvement was attributable in part to higher sales volumes and margins. In addition, the Company recorded a $0.7 million gain related to revaluing its original 50 percent interest in the joint venture as part of the Company’s acquisition of controlling interest in SPI. The prior year SPI results included approximately $1.2 million of expense for the reserve of value added tax receivable balances that were in dispute with the Philippine tax authorities. The equity loss in TIORCO increased $0.5 million between years. The Company also sells surfactant products to TIORCO customers. The sales and resulting income from the sales are included in the Company’s surfactants segment operating results.

The other, net line item of the consolidated statement of income includes investment related income (i.e. dividends, interest and realized and unrealized gains and losses) associated with the Company’s mutual fund assets held for the deferred compensation plans and foreign exchange gains and losses. Other, net was income of $0.7 million for the first three quarters of 2010 compared to income of $1.7 million for the first three quarters of 2009. Most of the decline was attributable to investment related income that fell to $0.6 million for the first three quarters of 2010 from $1.5 million for the same period a year ago.

The effective tax rate was 36.2 percent for the first three quarters of 2010 compared to 35.6 percent for the first three quarters of 2009. The increase in the effective tax rate was primarily attributable to a lower tax benefit realized on SPI joint venture equity income, lower U.S. tax credits and tax provided on a dividend received from the Company’s Colombia subsidiary. The increases were partially offset by an increase in the domestic activities deduction.

Segment Results

(Dollars in thousands)	Surfactants	Polymers	Specialty Products	Segment Results	Corporate	Total

For the nine months ended September 30, 2010
Net sales	$790,984	$245,808	$33,542	$1,070,334	—	$1,070,334
Operating income	77,318	27,654	12,238	117,210	(22,642)	94,568

For the nine months ended September 30, 2009
Net sales	$738,197	$195,198	$32,172	$965,567	—	$965,567
Operating income	80,744	28,832	9,850	119,426	(28,416)	91,010

Surfactants

Surfactants net sales for the three quarters of 2010 were $52.8 million, or seven percent, greater than net sales for the three quarters of 2009. A four percent increase in sales volume, the effects of foreign currency translation and higher average selling prices accounted for approximately $31.2 million, $11.6 million and $10.0 million, respectively, of the net sales change. A year-to-year comparison of net sales by region follows:

(Dollars in thousands)	For the Nine Months Ended
	September 30, 2010	September 30, 2009	Increase	Percent Change
North America	$524,485	$494,608	$29,877	+6
Europe	181,291	168,518	12,773	+8
Latin America	81,725	75,071	6,654	+9
Asia	3,483	—	3,483	NM

Total Surfactants Segment	$790,984	$738,197	$52,787	+7

Net sales for North American operations increased six percent due to a three percent increase in sales volume, the effects of foreign currency translation and higher average selling prices, which accounted for $16.8 million, $6.7 million and $6.4 million, respectively, of the net sales change. Sales into all major market segments were up between years, reflecting recovery from the economic recession and successful execution of specific opportunities in core markets. The foreign currency translation effect resulted from the strengthening of the Canadian dollar against the U.S. dollar. Average selling prices increased one percent between comparative periods due largely to higher raw material costs.

Net sales for European operations increased eight percent due to a six percent increase in average selling prices and a three percent increase in sales volume, which accounted for $10.5 million and $5.2 million, respectively, of the net sales change. Higher raw material costs caused the increase in average selling prices. The attraction of new business accounted for most of the sales volume growth. The effects of foreign currency, which reflected a weakening of European Euro against the U.S. dollar, reduced the net sales change by $2.9 million.

Net sales for Latin American operations increased nine percent due to the effects of foreign currency translation and a six percent increase in sales volume, which accounted for $7.8 million and $4.8 million, respectively, of the net sales change. A seven percent decline in average selling prices reduced the net sales change by $5.9 million. The favorable currency translation effect resulted from the strengthening of the currencies for all three Latin American locations against the U.S. dollar. The growth in sales volume was virtually all attributable to new business at the region’s Brazil subsidiary. A different product sales mix caused the decline in average selling prices.

The $3.5 million net sales result for Asia operations reflected sales by the Company’s Philippine subsidiary, of which the Company acquired controlling interest in July 2010.

Surfactants operating income for the first three quarters of 2010 was $3.4 million, or four percent, less than operating income for the same period of 2009. Gross profit declined $0.6 million due primarily to the effects of rising raw material costs. The effects of foreign currency translation reduced the unfavorable year-over-year gross profit change by $1.9 million. Operating expenses increased $2.9 million, or six percent. Year-to-year comparisons of gross profit by region and total segment operating expenses and operating income follow:

(Dollars in thousands)	For the Nine Months Ended
	September 30, 2010	September 30, 2009	Increase (Decrease)	Percent Change
Gross Profit
North America	$100,151	$96,139	$4,012	+4
Europe	19,156	24,590	(5,434)	-22
Latin America	11,828	11,102	726	+7
Asia	142	—	142	NM

Total Surfactants Segment	$131,277	$131,831	$(554)	—

Operating Expenses	53,959	51,087	2,872	+6

Operating Income	$77,318	$80,744	$(3,426)	-4

Gross profit for North American operations increased four percent due to the previously noted three percent increase in sales volume. Unit margins remained essentially unchanged from year to year. Fourth quarter 2010 selling price increases have been announced to mitigate the effects of the rising raw material costs. The current year results also included costs related to the one-month lockout of the hourly workers at the Company’s Millsdale (Illinois) manufacturing site due to a labor agreement dispute. The effect of foreign currency translation added $1.0 million to the year-over-year gross profit increase.

Gross profit for European operations declined 22 percent as a result of the negative impact of higher raw material costs, which more than offset the effects of the three percent sales growth. Due to competitive pressures, selling price increases have not kept pace with the rising costs of materials. The effect of foreign currency translation added $0.4 million to the year-over-year gross profit decline.

Gross profit for Latin American operations was up seven percent due to the favorable effects of foreign currency translation, which accounted for $1.3 million of the year-to year gross profit change. The remainder of the change (i.e. a $0.6 million decline in gross profit) was primarily attributable to higher manufacturing expenses.

Operating expenses for the surfactants segment were up $2.9 million, or six percent, year over year. The increase was primarily due to higher research and development expenses of $1.5 million and $1.2 million for North American and European operations, respectively. Research and development expenses for North American operations increased as the Company continued to commit more resources to its innovation projects to drive commercial success, resulting in higher salaries, travel and consulting expenses. Most of the increase in research and development expense for European operations was due to expenses related to registering the Company’s products under Europe’s REACH regulation.

In addition to the foregoing, total segment marketing expenses declined $0.3 million. Included in the year-over-year decline was $2.1 million of reduced bad debt expense. The reduction in bad debt expenses was attributable to lower reserve requirements, particularly for previously identified high-risk accounts. Largely offsetting the decline in bad debt expense were higher salaries, travel and consulting expenses reflecting increased resources to support the Company’s Asian growth initiatives.

Polymers

Polymers net sales for the first three quarters of 2010 increased $50.6 million, or 26 percent, from net sales for the first three quarters of 2009. A 15 percent increase in sales volume and higher average selling prices accounted for $29.2 million and $24.9 million, respectively, of the increase in net sales. The effects of foreign currency translation reduced the year-over-year change in net sales by $3.5 million. A year-to-year comparison of net sales by region is displayed below:

(Dollars in thousands)	For the Nine Months Ended
	September 30, 2010	September 30, 2009	Increase	Percent Change
North America	$161,570	$134,876	$26,694	+20
Europe	70,471	52,368	18,103	+35
Asia and Other	13,767	7,954	5,813	+73

Total Polymers Segment	$245,808	$195,198	$50,610	+26

Net sales for North American operations grew 20 percent due to a 10 percent increase in average selling prices and an eight percent increase in sales volume, which accounted for $15.3 million and $11.4 million, respectively, of the increase in net sales. Higher raw material costs led to the increase in average selling prices. Sales volume for polyols and phthalic anhydride increased 10 percent and eight percent, respectively, which reflected improved economic conditions in the industries to which the polymer segment sells as well as new business for polyols.

Net sales for European operations increased 35 percent due to a 27 percent increase in sales volume and a 12 percent increase in average selling prices, which accounted for $14.0 million and $7.7 million, respectively, of the net sales growth. Additional business and improved demand for polyol used in rigid insulation foam led to the improvement in sales volume. The increase in average selling prices was primarily attributable to higher raw material costs. The effects of foreign currency translation reduced the year-to-year net sales change by $3.6 million, which reflected the weakening of the European euro against the U.S. dollar.

Asia and Other operations’ net sales were up 73 percent between years due largely to increased sales volume for the region’s China subsidiary. An improved economy and new business led to the increased sales volume.

Polymers operating income for the first three quarters of 2010 declined $1.2 million, or four percent, from operating income for the same period of 2009. Gross profit fell $0.6 million, or one percent, due primarily lower profit margins in Europe. The effects of foreign currency translation contributed $0.3 million to the year-over-year gross profit decline. Operating expenses increased $0.6 million, or five percent, year over year. Below are year-to-year comparisons of gross profit by region and total segment operating expenses and operating income:

(Dollars in thousands)	For the Nine Months Ended
	September 30, 2010	September 30, 2009	Increase (Decrease)	Percent Change
Gross Profit
North America	$30,980	$28,222	$2,758	+10
Europe	9,237	12,549	(3,312)	-26
Asia and Other	914	944	(30)	-3

Total Polymers Segment	$41,131	$41,715	$(584)	-1

Operating Expenses	13,477	12,883	594	+5

Operating Income	$27,654	$28,832	$(1,178)	-4

Gross profit for North American operations increased 10 percent due largely to the eight percent improvement in sales volume and better profit margins for the region’s phthalic anhydride product line. Phthalic anhydride margins were detrimentally affected in 2009 due to lower than usual production volumes and high priced material in inventory that was accumulated near the end of 2008 (and carried over into 2009) prior to the significant recession-driven decline in commodity costs. Partially offsetting the effects of improved phthalic anhydride profitability was the negative impact that rising raw material costs have had on profit margins for polyol products. Selling prices have been increased during 2010, but have not kept pace with raw material costs that have increased on average by about 20 percent.

European operation’s gross profit declined 26 percent despite the 27 percent increase in sales volume. The negative effects of rising raw material costs and outsourcing some product due to capacity constraints more than offset the impact of the growth in sales volume. Competitive pressures have limited the extent to which selling prices could be increased. The project to expand capacity at the region’s Germany location is scheduled to be completed early in the second quarter of 2011. The addition of the Poland subsidiary to the region had little effect on year-over-year results.

The $0.6 million increase in operating expenses was principally attributable to higher marketing expenses for North American operations ($0.7 million). Higher salary ($0.3 million) and travel related ($0.2 million) expenses contributed to the North American marketing expense increase.

Specialty Products

Net sales for the first three quarters of 2010 were $1.4 million, or four percent, higher than net sales for the first three quarters of 2009. Higher sales volumes and a more favorable mix of sales led to the improvement. Operating income was up $2.4 million, or 24 percent, year over year due to higher sales volumes, lower raw material costs and an improved sales mix resulting from increased sales of higher margin pharmaceutical products.

Corporate Expenses

Corporate expenses decreased $5.8 million, or 20 percent, to $22.6 million for the first three quarters of 2010 from $28.4 million for the first three quarters of 2009. A $5.6 million favorable swing in deferred compensation expense and a $1.8 million decrease in environmental remediation expense accounted for most of the year-over-year reduction of corporate expenses. The Company reported deferred compensation income of $0.5 million for the first three quarters of 2010 compared to $5.1 million of expense for the same period last year. The decline in deferred compensation expense was principally attributable to changes in the values of Company common stock to which a large portion of deferred compensation obligation is tied (the accounting for the deferred compensation plan results in income when the values of Company common stock or mutual funds held in the plan fall and expense when values rise). Current year deferred compensation income reflected a $5.70 per share decrease in Company common stock from $64.81 per share at December 31, 2009, to $59.11 per share at September 30, 2010, compared to last year when the Company’s common stock price increased $13.09 per share from $46.99 per share at December 31, 2008, to $60.08 per share at September 30, 2009. The $1.8 million decline in environmental remediation expense resulted primarily from the reduction of environmental remediation costs at two sites. The effects of deferred compensation and environmental expense were partially offset by higher expenses for salaries ($0.6 million), consulting ($0.4 million) and travel ($0.4 million). Additional personnel and normal pay raises led to the rise in salaries. Acquisition related efforts contributed to the higher consulting and travel expenses.

LIQUIDITY AND CAPITAL RESOURCES

For the first nine months of 2010, cash flow from operating activities of $46.2 million plus debt sources of $51.4 million were used to fund investing cash outflows of $76.8 million and non-debt financing outflows of $9.1 million. Net income for the current year period was up by $2.7 million compared to the same period in 2009. Despite the current year earnings improvement, cash flow from operating activities for the nine months ended September 30, 2010 was down by $73.7 million compared to the same period in 2009 due to a $69.9 million year-over-year current period increase in working capital requirements. Since last year-end, cash increased by $12.4 million, including a currency gain of $0.8 million.

Comparing the first three quarters of 2010 to the same period in 2009, working capital was a net use of $42.2 million in 2010 versus a source of $27.7 million in 2009. Accounts receivable was a use of $53.8 million in 2010 compared to a source of $11.5 million in 2009. Inventories were a use of $21.1 million during 2010 versus a source of $24.4 million during 2009. Accounts payable and accrued liabilities were a source of $33.3 million for the current year period compared to a use of $7.6 million for the comparable period last year.

The current year-to-date working capital increase was driven by higher sales volumes versus the fourth quarter of 2009 as well as by higher raw material costs and selling prices to our customers during 2010. Throughout 2009, the Company had the opposite experience, with lower raw material costs and lower sales versus the preceding year fourth quarter, which, in turn drove lower accounts receivable and lower inventories. The Company’s raw material costs are heavily influenced by the costs of crude oil-derived commodity chemicals, which are used by the Company as raw materials. Raw materials are a primary driver to the Company’s working capital, with a direct impact on inventory carrying costs as well as an indirect impact on accounts receivable via selling prices, both of which have increased during the first nine months of 2010. The Company has not experienced a significant change in the payment timing of its receivables and has not changed its own payment practices related to its payables. It is management’s opinion that the Company’s liquidity is sufficient to provide for potential increases in working capital during 2010.

Investing activities for the first three quarters of 2010 were a use of $76.8 million versus $20.9 million for the same period last year. During 2010, capital spending, including an asset acquisition in Singapore, has totaled $65.3 million, a year-over-year increase of $34.4 million compared to $30.9 million for the comparable period in 2009. The current year increase has been driven mainly by capacity expansions for surfactants in Brazil and polyols in Germany, as well as the asset acquisition in Singapore. Investing activities for 2010 included business acquisitions totaling $9.8 million, comprising the purchase of Alfa Systems Sp. z o.o., Brzeg Dolny, Poland, and an increase to the Company’s ownership in its Stepan Philippines Inc. joint venture, from 50 percent to 88.8 percent. During 2010, the Company liquidated $0.8 million of investments for deferred compensation participant payouts versus $3.6 million in 2009. Also during 2009, the Company recovered $8.5 million of restricted cash relating to a 2008 Internal Revenue like-kind exchange, a singular cash inflow. For 2010, the Company estimates that full-year capital expenditures will be in a range of $75 million to $80 million, including capacity expansions for Brazil and Germany and the Singapore asset acquisition.

The Company purchases treasury shares in the open market from time to time to fund its own benefit plans and also to mitigate the dilutive effect of new shares issued under its benefit plans. The Company may also make open market repurchases as cash flows permit when, in management’s opinion, the Company’s shares are undervalued in the market. For the first three quarters of 2010, the Company purchased 92,845 common shares for the treasury in the open market at a total cost of $4.9 million. At September 30, 2010, there were 285,099 shares remaining under the current share repurchase authorization.

At September 30, 2010, the Company’s cash and cash equivalents totaled $111.0 million, including $72.2 million in two separate U.S. money market funds, each of which was rated AAA by Standard and Poor’s and Aaa by Moody’s. Cash in U.S. demand deposit accounts totaled $11.3 million and cash of the Company’s non-U.S. subsidiaries held outside the U.S. totaled $27.5 million as of September 30, 2010.

Total Company debt increased by $73.4 million during the first nine months of 2010, from $104.1 million to $177.5 million, reflecting a U.S. debt increase of $45.6 million and a foreign debt increase of $27.8 million. The U.S. debt increase was driven by a new $40.0 million private placement loan completed in June 2010 and the addition of $11.4 million in build-to-suit obligations, less scheduled repayments of $5.8 million. The $27.8 million increase in foreign debt increase was driven primarily by the Alfa Systems acquisition, the German polyol expansion and the consolidation of the Company’s Philippine joint venture as of September 20, 2010. Net debt, calculated as total debt minus cash, has increased by $60.9 million, from $5.6 million to $66.5 million, reflecting a cash increase of $12.4 million since last year-end. As of September 30, 2010, the ratio of total debt to total debt plus shareholders’ equity was 33.9 percent, compared to 26.4 percent as of December 31, 2009. The ratio of net debt to net debt plus shareholders’ equity was 16.1 percent as of September 30, 2010, compared to 1.9 percent at December 31, 2009.

At September 30, 2010, the Company’s debt included $109.6 million of unsecured private placement loans with maturities extending from 2010 through 2022. These loans are the Company’s primary source of long-term debt financing, and are supplemented by bank credit facilities to meet short and medium term needs. The Company’s debt also included a $27.0 million term loan with its U.S. banks, which has remaining maturities from 2011 through 2013.

On August 27, 2010, the Company entered into a new committed $60.0 million revolving credit agreement with three U.S. banks. This new agreement is the Company’s primary source of short-term borrowings and replaced a similar facility that would have expired on April 20, 2011 and which was cancelled upon signing the new agreement. The new facility is unsecured, committed through August 27, 2013, and has terms and conditions that are substantially equivalent to those of the Company’s other U.S. loan agreements. As of September 30, 2010, there was $58.2 million available under the new revolving credit agreement. The Company anticipates that cash from operations and cash on hand, as well as committed credit facilities, will be sufficient to fund anticipated capital expenditures, working capital, dividends and other planned financial commitments for the foreseeable future.

On June 1, 2010, the Company completed a new $40.0 million private placement loan with three insurance companies, with loan proceeds to be used for capital expenditures and other corporate purposes. This new loan bears fixed interest at 5.88 percent per annum payable semi-annually with equal annual principal repayments from 2016 through final maturity in 2022. Terms and conditions of this agreement are substantially the same as those in the agreement covering the Company’s 5.69 percent notes issued in 2005. The Company secured the additional long-term notes to take advantage of the current low interest rate environment and to support global growth initiatives.

Certain foreign subsidiaries of the Company maintain term loans and short-term bank lines of credit in their respective local currencies to meet working capital requirements as well as to fund capital expenditure programs and acquisitions. As of September 30, 2010, the Company’s European subsidiaries had bank term loans of $6.8 million with maturities through 2015 as well as short-term bank debt of $13.3 million with available short-term borrowing capacity of $24.0 million. The Company’s Latin American subsidiaries had no debt with $9.8 million of short-term borrowing capacity as of that date. The Company’s majority-owned joint ventures in the Philippines and China had debt totaling $9.3 million, substantially all guaranteed by the U.S. parent, with short-term borrowing capacity of $8.7 million.

As the September 30, 2010, the Company’s debt included an $11.4 million obligation related to a build-to-suit lease agreement for the construction of a warehouse at the Company’s Millsdale (Joliet), Illinois, manufacturing site. The agreement was entered into in January 2010 and the Company established occupancy as tenant during October 2010.

The Company has material debt agreements that require the maintenance of minimum interest coverage and minimum net worth. These agreements also limit the incurrence of additional debt as well as the payment of dividends and repurchase of treasury shares. Testing for these agreements is based on the combined financial statements of the U.S. operations of Stepan Company and Stepan Canada Inc. (the “Restricted Group”). Under the most restrictive of these debt covenants:

1.	The Restricted Group must maintain a minimum interest coverage ratio of 2.0 to 1.0 for the preceding four calendar quarters, excluding the effects of deferred compensation and other non-cash items of income or expense. This ratio is equal to the sum of adjusted pretax income and interest expense, divided by interest expense.

2.	The Restricted Group must maintain net worth of at least $175.0 million.

3.	The Restricted Group must maintain a ratio of long-term debt to total capitalization, as defined in the agreements, not to exceed 55 percent.

4.	The Restricted Group may pay dividends and purchase treasury shares in amounts of up to $30.0 million plus 100 percent of net income and cash proceeds of stock option exercises, measured cumulatively beginning December 31, 2001. The maximum amount of dividends that could have been paid within this limitation is disclosed as unrestricted retained earnings on the Company’s balance sheet.

The Company was in compliance with all of its loan agreements as of September 30, 2010. Based on current projections, the Company believes it will be in compliance with its loan agreements throughout 2010.

ENVIRONMENTAL AND LEGAL MATTERS

The Company is subject to extensive federal, state and local environmental laws and regulations. Although the Company’s environmental policies and practices are designed to ensure compliance with these laws and regulations, future developments and increasingly stringent environmental regulation could require the Company to make additional unforeseen environmental expenditures. The Company will continue to invest in the equipment and facilities necessary to comply with existing and future regulations. During the first nine months of 2010, the Company’s expenditures for capital projects related to the environment were $0.8 million. These projects are capitalized and depreciated over their estimated useful lives, which is typically 10 years. Recurring costs associated with the operation and maintenance of facilities for waste treatment and disposal and managing environmental compliance in ongoing operations at the Company’s manufacturing locations were approximately $11.6 million and $11.1 for the first nine months ended September 30, 2010 and 2009, respectively. While difficult to project, it is not anticipated that these recurring expenses will increase significantly in the future.

Over the years, the Company has received requests for information related to or has been named by the government as a potentially responsible party at a number of waste disposal sites where cleanup costs have been or may be incurred under CERCLA and similar state statutes. In addition, damages are being claimed against the Company in general liability actions for alleged personal injury or property damage in the case of some disposal and plant sites. The Company believes that it has made adequate provisions for the costs it may incur with respect to the sites. It is the Company’s accounting policy to record liabilities when environmental assessments and/or remedial efforts are probable and the cost or range of possible costs can be reasonably estimated. When no amount within the range is a better estimate than any other amount, the minimum is accrued. Some of the factors on which the Company bases its estimates include information provided by feasibility studies, potentially responsible party negotiations and the development of remedial action plans. Because reported liabilities are recorded based on estimates, actual amounts could differ from those estimates. After partial remediation payments at certain sites, the Company has estimated a range of possible environmental and legal losses from $6.8 million to $31.3 million at September 30, 2010, compared to $7.8 million to $31.9 million at December 31, 2009. At September 30, 2010, the Company’s accrued liability for such losses, which represents the Company’s best estimate within the estimated range of possible environmental and legal losses, was $15.9 million, compared to $17.1 million at December 31, 2009. During the first nine months of 2010, cash outlays related to legal and environmental matters approximated $2.1 million compared to $2.2 million for the first nine months of 2009.

For certain sites, estimates cannot be made of the total costs of compliance or the Company’s share of such costs; consequently, the Company is unable to predict the effect thereof on the Company’s financial position, cash flows and results of operations. Management believes that in the event of one or more adverse determinations in any annual or interim period, the impact on the Company’s cash flows and results of operations for those periods could be material. However, based upon the Company’s present belief as to its relative involvement at these sites, other viable entities’ responsibilities for cleanup and the extended period over which any costs would be incurred, the Company believes that these matters will not have a material effect on the Company’s financial position. Certain of these matters are discussed in Item 1, Part 2, Legal Proceedings, in this report and in other filings of the Company with the Securities and Exchange Commission, which are available upon request from the Company. See also Note 8 to the condensed consolidated financial statements for a summary of the material contingencies related to certain environmental sites.

OUTLOOK

The Company has the opportunity to achieve another record full year earnings despite downward pressure on margins in Europe, higher spending on acquisition related activities and higher research costs focused on innovation for organic growth. The fourth quarter will benefit from lower manufacturing costs attributable to the nonrecurring third quarter labor dispute and lower acquisition related spending. In addition, the Company announced price increases for the fourth quarter attempting to recover lost third quarter margin.

Despite continued slow economic recovery, the Company looks forward to volume growth in 2011 due to its surfactant expansion in Brazil, polyol expansion in Germany and acquisition in Poland. The Company also looks for further growth from higher value surfactant specialties.

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

Item 4 – Controls and Procedures

a.	Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures as of the end of the most recent fiscal quarter covered by this Form 10-Q, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) were effective as of September 30, 2010.

b.	Changes in Internal Control Over Financial Reporting

There were no changes in internal controls that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II	OTHER INFORMATION

Item 1 – Legal Proceedings

Maywood, New Jersey Site

The Company’s property in Maywood, New Jersey and property formerly owned by the Company adjacent to its current site and other nearby properties (Maywood site) were listed on the National Priorities List in September 1993 pursuant to the provisions of CERCLA because of certain alleged chemical contamination. Pursuant to an Administrative Order on Consent entered into between USEPA and the Company for property formerly owned by the Company, and the issuance of an order by USEPA to the Company for property currently owned by the Company, the Company completed a Remedial Investigation Feasibility Study (RI/FS) in 1994. The Company submitted the Draft Feasibility Study for Soil and Source Areas (Operable Unit 1) in September 2002, a Draft Final FS for Groundwater (Operable Unit 2) in June 2003, and a Draft Feasibility Study for Soil and Groundwater (Operable Units 1 and 2) in March 2009. The Company most recently submitted a revised Draft Feasibility Study for Soil and Groundwater (Operable Units 1 and 2) in October 2010. The Company is awaiting the issuance of a Record of Decision from USEPA. In addition, the Company was informed that certain work included in the remediation cost estimates would not be required. As a result, in the third quarter of 2010, the Company was able to reduce its remediation reserve for this site by the cost of this work, which was $0.8 million.

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

Lightman Drum Company Superfund Site

The Company received a Notice of Potential Liability and Request to Perform RI/FS dated June 30, 2000, from USEPA, regarding the Lightman Drum Company Superfund Site located in Winslow Township, New Jersey. The Company participated in the performance of the RI/FS as a member of the Lightman Yard PRP Group, under an interim allocation. In August 2010, the allocation was finalized and in September 2010, the Company executed a Master PRP Agreement for the final allocation which has also been fully executed by all of the parties. As a result of receiving the final allocation, the Company was able to decrease its liability for this site by $0.7 million in the third quarter of 2010.

In the fourth quarter of 2007, the PRPs who agreed to conduct the interim remedial action entered into an Administrative Settlement Agreement and Order on Consent for Removal Action with USEPA, and these PRPs also entered into a Supplemental Lightman Yard Participation and Interim Funding Agreement to fund the agreed-upon removal action. The Company paid a soil removal assessment upon execution of the agreements which did not have a material impact on the financial position, results of operations or cash flows of the Company. The soil removal action was completed and USEPA approved it in October 2009. A final Feasibility Study was submitted to USEPA in February 2009 and was approved in March 2009. In June 2009, USEPA issued a Proposed Plan for Remediation. In September 2009, USEPA signed the Record of Decision. USEPA issued an Administrative Order for Remedial Design and Remedial Action to some of the PRPs in June 2010 which requires the PRPs to implement the remedy USEPA selected in the Record of Decision.

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

Item 1A – Risk Factors

There have been no material changes from the risk factors disclosed in the Company’s 2009 Annual Report on Form 10-K.

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds

Below is a summary by month of share purchases by the Company during the third quarter of 2010:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

July	—	—	—	—

August	20,000	$57.81	—	—

September	—	—	—	—

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

Date: November 4, 2010

/s/ J. E. Hurlbutt
J. E. Hurlbutt
Vice President and Chief Financial Officer