Form 10-K
period 2010-12-31
STEPAN CO
filed 2011-02-28
CIK 94049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

Aggregate market value at June 30, 2010, of voting and non-voting common stock held by nonaffiliates of the registrant: $563,689,385*

Number of shares outstanding of each of the registrant’s classes of common stock as of January 31, 2011:

Class	Outstanding at January 31, 2011
Common Stock, $1 par value	10,107,948

Documents Incorporated by Reference

Part of Form 10-K	Document Incorporated
Part III, Items 10-14	Proxy Statement for Annual Meeting of Stockholders to be held May 3, 2011.

*	Based on reported ownership by all directors, officers and beneficial owners of more than 5% of registrant’s voting stock. However, this determination does not constitute an admission of affiliate status for any of these holders.

STEPAN COMPANY

ANNUAL REPORT ON FORM 10-K

December 31, 2010

PART I

Item 1.	Business

Stepan Company, which was incorporated under the laws of the state of Delaware on February 19, 1959, and its subsidiaries (the “Company”) produce specialty and intermediate chemicals, which are sold to other manufacturers and then made into a variety of end products. The Company has three reportable segments: surfactants, polymers and specialty products.

Surfactants refer to chemical agents that affect the interaction between two surfaces; they can provide actions such as detergency (i.e., the ability of water to remove soil from another surface), wetting and foaming, dispersing, emulsification (aiding two dissimilar liquids to mix), demulsification, viscosity modifications and biocidal disinfectants. Surfactants are the basic cleaning agent in detergents for washing clothes, dishes, carpets, fine fabrics, floors and walls. Surfactants are also used for the same purpose in shampoos and conditioners, fabric softeners, toothpastes, cosmetics and other personal care products. Commercial and industrial applications include emulsifiers for agricultural products, emulsion polymers such as floor polishes and latex foams and coatings, wetting and foaming agents for wallboard manufacturing, surfactants for enhanced oil recovery and biodiesel. In July 2010, the Company purchased the manufacturing assets of Peter Cremer GmbH located on Singapore’s Jurong Island. The Company plans to install methyl esters fractionation capability on the Singapore site. Methyl esters are a core building block of the Company’s surfactants segment. Production at the site is expected to begin in April 2012. In July 2010, the Company acquired controlling interest in the Company’s Stepan Philippines Inc. (“SPI”) joint venture. The ownership interest of SPI was increased from 50 percent to 88.8 percent. SPI produces laundry and cleaning products, fabric softeners and functional surfactants for the Philippines, Southeast Asia and other countries.

Polymers, which include two primary product lines, polyols and phthalic anhydride, are used in multiple types of specialty polymers. In July 2010, the Company’s Stepan Europe subsidiary acquired 100 percent of the shares of Alfa Systems Sp. z o.o. The purchase included a plant located in Brzeg Dolny, Poland, which specializes in the manufacture of aromatic polyester polyol from recycled polyethylene terephthalate.

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

RAW MATERIALS

The most important raw materials used by the Company are petroleum or plant based. For 2011, the Company has contracts with suppliers that cover the majority of its forecasted requirements for major raw materials and is not substantially dependent upon any one supplier.

RESEARCH AND DEVELOPMENT

The Company maintains an active research and development program to assist in the discovery and commercialization of new knowledge with the intent that such efforts will be useful in developing a new product or in bringing about a significant improvement to an existing product or process. Total expenses for research and development during 2010, 2009 and 2008 were $24.2 million, $23.4 million, and $22.1 million, respectively. The remainder of research, development and technical service expenses reflected on the consolidated statements of income relates to technical services, which include routine product testing, analytical methods development and sales support service.

ENVIRONMENTAL COMPLIANCE

Compliance with applicable federal, state and local regulations regarding the discharge of materials into the environment, or otherwise relating to the protection of the environment, resulted in capital expenditures by the Company of approximately $1.6 million during 2010. These expenditures represented approximately two percent of the Company’s total 2010 capital expenditures. Capitalized environmental expenditures are depreciated and charged on a straight-line basis to pretax earnings over their estimated useful lives, which are typically 10 years. Recurring costs associated with the operation and maintenance of facilities for waste treatment and disposal and managing environmental compliance in ongoing operations at our manufacturing locations were approximately $15.7 million in 2010. Compliance with such regulations is not expected to have a material adverse effect on the Company’s earnings and competitive position in the foreseeable future.

EMPLOYMENT

At December 31, 2010 and 2009, the Company employed 1,768 and 1,594 persons, respectively.

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

The following discussion identifies the most significant factors that may adversely affect the Company’s business, financial condition, results of operations and cash flows. These and other factors, many of which are beyond the Company’s control, may cause future results of operations to differ materially from those currently expected or desired. The following information should be read in conjunction with Part II, Item 7, Management Discussion and Analysis and the consolidated financial statements and related notes included in this Form 10-K.

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

You are cautioned not to rely solely on such forward-looking statements, but instead are encouraged to utilize the entire mix of publicly available historical and forward-looking information, as well as other available information affecting the Company, the Company’s services and the Company’s industry, when evaluating the Company’s forecasts and other forward-looking statements relating to the Company’s operations and financial performance.

Natural disasters, including earthquakes, fires and flooding, work stoppages and terrorism could severely damage the Company’s systems and facilities or interrupt the Company’s operations and result in a material adverse effect on the Company’s business, financial position, results of operations and cash flows.

Natural disasters, such as fires, flooding, earthquakes and tornadoes, power loss, break-ins, work stoppages, acts of war, terrorism or other similar events, could severely damage the Company’s systems and facilities or interrupt the Company’s operations, potentially resulting in temporary or permanent loss of the Company’s manufacturing capability. Some of the Company’s products cannot currently be made, or made in the volume required, at more than one of the Company’s locations. For some of these products, the Company has access to external market suppliers, but the Company cannot guarantee that these products will be available to it in amounts sufficient to meet its requirements or at a cost that is competitive with the Company’s cost of manufacturing these products. While the Company maintains insurance coverage, there can be no assurance that it would be sufficient to cover any or all losses resulting from the occurrence of any of these events or that carriers would not deny coverage for these losses even if they are insured. There is also a risk, beyond the reasonable control of the Company, that an insurance carrier may not have the financial resources to cover an insurable loss. As a result, the occurrence of any of these events could have a material adverse effect on the Company’s business, financial position, results of operations and cash flows.

The Company faces significant global competition in each of its operating segments. If the Company cannot successfully compete in the marketplace, its profitability, business, financial position, results of operations and cash flows may be materially and adversely affected.

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

To achieve expected profitability levels, the Company must, among other things, maintain the service levels, product quality and performance and competitive pricing necessary to retain existing customers and attract new customers. The Company’s inability to do so could place it at a competitive disadvantage relative to its competitors, and if the Company cannot successfully compete in the marketplace, its business, financial position, results of operations and cash flows may be materially and adversely affected.

The volatility of raw material, natural gas and electricity costs as well as any disruption in their supply may materially and adversely affect the Company’s business, financial position, results of operations and cash flows.

The costs of raw materials, natural gas and electricity represent a substantial portion of the Company’s operating costs. The principal raw materials used in the Company’s products are petroleum-based or plant-based. Natural gas is used in the Company’s manufacturing sites primarily to generate steam for its manufacturing processes. The prices of many of these raw materials have recently been very volatile. These fluctuations in prices may be affected by supply and demand factors, such as general economic conditions, manufacturers’ ability to meet demand, restrictions on the transport of raw material (some of which may be viewed as hazardous), currency exchange rates, political instability and terrorist attacks, all of which are beyond the Company’s control. The Company may not be able to pass increased raw material and natural gas prices on to customers through increases in product prices as a result of arrangements the Company has with certain customers and competitive pressures in the market. If the Company is unable to minimize the effects of increased raw material and energy costs or pass such increased costs on to customers, its business, financial position, results of operations and cash flows may be materially and adversely affected.

The Company relies heavily on third party transportation to deliver raw materials to Company manufacturing facilities and ship products to Company customers. Disruptions in transportation or significant changes in transportation costs could affect the Company’s operating results.

The Company relies heavily on railroads, barges and other over-the-road shipping methods to transport raw materials to its manufacturing facilities and to ship finished product to customers. Transport operations are exposed to various risks, such as extreme weather conditions, work stoppages and operating hazards, as well as interstate transportation regulations. If the Company is unable to ship finished product or unable to obtain raw materials due to transportation problems, or if there are significant changes in the cost of these services, the Company may not be able to arrange efficient alternatives and timely means to obtain raw materials or ship product, which could result in an adverse effect on Company revenues, costs and operating results.

Customer product reformulations can reduce the demand for the Company’s products.

The Company’s products are used in a broad range of customer product applications. Customer product reformulations may lead to reduced consumption of Company-produced products or make some Company products unnecessary. It is imperative that the Company develops new products to replace the sales of products that mature and decline in use. The Company’s business, results of operations and cash flows could be materially and adversely affected if the Company is unable to manage successfully the maturation of existing products and the introduction of new products.

If the Company is unable to keep and protect its intellectual property rights, the Company’s ability to compete may be negatively impacted.

The Company relies on intellectual property rights for the manufacture, distribution and sale of its products in all three of its reportable segments. Although most of the Company’s intellectual property rights are registered in the United States and in the foreign countries in which it operates, the Company may not be able to assert these rights successfully in the future or guarantee that they will not be invalidated, circumvented or challenged. Other parties may infringe on the Company’s intellectual property rights, which may dilute the value of such rights. Any infringement on the Company’s intellectual property rights would also likely result in diversion of management’s time and the Company’s resources to protect these rights through litigation or otherwise. In addition, the laws of some foreign countries may not protect the Company’s intellectual property rights to the same extent as the laws of the United States. Any loss of protection of these intellectual property rights could adversely affect the future financial position, results of operations and cash flows of the Company.

The Company is subject to risks related to its operations outside the U.S.

The Company has substantial operations outside the U.S. In the year ended December 31, 2010, the Company’s sales outside of the U.S. constituted approximately 40 percent of the Company’s net sales. In addition to the risks described in this Annual Report on Form 10-K that are common to both the Company’s U.S. and non-U.S. operations, the Company faces, and will continue to face, risks related to the Company’s foreign operations such as:

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

The Company is also exposed to fluctuations in exchange rates. The Company’s results of operations are reported in U.S. dollars. However, outside the U.S., the Company’s sales and costs are denominated in a variety of currencies including the European euro, British pound, Canadian dollar, Mexican peso, Colombian peso, Philippine peso, Brazilian real, Polish zloty and Chinese RMB. Fluctuations in exchange rates may materially and adversely affect the Company’s business, financial position, results of operations and cash flows.

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

We have a significant amount of indebtedness and may incur additional indebtedness, or need to refinance existing indebtedness, in the future, which may adversely affect the Company’s business and operations.

The Company has a significant amount of indebtedness and may incur additional indebtedness in the future. As of December 31, 2010, the Company had $191.6 million of debt on its balance sheet. U.S. debt included $106.9 million in unsecured promissory notes with maturities extending from 2011 until 2022, $27.0 million in a bank term loan and $11.4 million in other financing obligations. In addition, to provide liquidity, the Company has a $60 million revolving credit facility, under which there were no borrowings and $2.6 million of outstanding letters of credit as of December 31, 2010.

The Company’s foreign subsidiaries also maintain bank term loans and short-term bank lines of credit in their respective countries to meet working capital requirements as well as to fund capital expenditure programs and acquisitions. As of December 31, 2010, the Company’s foreign subsidiaries’ aggregate outstanding debt totaled $46.3 million.

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

The Company may be required to pay for losses or injuries purportedly caused by its products. The Company faces an inherent exposure to various types of claims including general liability, product liability, toxic tort and environmental (“claims”), among others, if its products, or the end products that are manufactured with the Company’s products, result in property damage, injury or death. In addition, because the Company conducts business in multiple jurisdictions, the Company also faces an inherent exposure to other general claims based on its operations in those jurisdictions and the laws of those jurisdictions, including but not limited to claims arising from its relationship with employees, distributors, agents and customers, and other parties with whom it has a business relationship, directly or indirectly. Many of these claims may be made against the Company even if there is no evidence of a loss from that claim, and these claims may be either made by individual entities, or potentially a group of plaintiffs in a class action. Defending these claims could result in significant legal expenses relating to defense costs and/or damage awards and diversion of management’s time and the Company’s resources. Any claim brought against the Company, net of potential insurance recoveries, could materially and adversely affect the Company’s financial position, results of operations and cash flows.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

The following properties are owned by the Company:

	Name of Facility	Location	Site Size	Product

1.	Millsdale	Millsdale (Joliet), Illinois	492 acres	Surfactants/Polymers

2.	Fieldsboro	Fieldsboro, New Jersey	45 acres	Surfactants

3.	Anaheim	Anaheim, California	8 acres	Surfactants

4.	Winder	Winder, Georgia	202 acres	Surfactants

5.	Maywood	Maywood, New Jersey	19 acres	Surfactants / Specialty Products

6.	Stepan France	Grenoble, France	20 acres	Surfactants

7.	Stepan Mexico	Matamoros, Mexico	13 acres	Surfactants

8.	Stepan Germany	Cologne, Germany	12 acres	Surfactants/Polymers

9.	Stepan UK	Stalybridge (Manchester), United Kingdom	11 acres	Surfactants

10.	Stepan Colombia	Manizales, Colombia	5 acres	Surfactants

11.	Company’s Headquarters and Central Research Laboratories	Northfield, Illinois	8 acres	N/A

12.	Company’s Corporate Supply Chain, Human Resources, Legal and Finance Functions	Northbrook, Illinois	3.25 acres	N/A

In addition, Stepan Canada Inc., which manufactures surfactants, is located on a 70 acre leased, with an option to purchase, site in Longford Mills, Ontario, Canada. Also, Stepan Canada Inc. maintains a leased sales office in Burlington, Ontario, Canada. Stepan Mexico maintains a leased sales office in Mexico City, Mexico. Stepan China, a majority-owned joint venture that produces polymers, is located on a four acre leased site in Nanjing, China. Stepan China also maintains a leased sales office in Shanghai, China. Under the terms of the purchase contract for its January 2005 acquisition, Stepan Brazil leases a surfactants manufacturing facility on 27 acres of land in Vespasiano, Minas Gerais, Brazil. At the end of the 10-year lease agreement, the assets will be transferred and assigned to Stepan Brazil. The Company’s 88.8 percent owned joint venture in the Philippines manufactures surfactants on nine acres of land leased under a long term agreement with the Company’s joint venture partner. Stepan Poland operates a polymers manufacturing facility on four acres of leased land in Brzeg Dolny, Poland. Stepan Asia’s manufacturing facility located on Jurong Island, Singapore, will operate on eight acres of leased land.

Item 3.	Legal Proceedings

There are a variety of legal proceedings pending or threatened against the Company that occur in the normal course of the Company’s business, the majority of which relate to environmental matters. Some of these proceedings may result in fines, penalties, judgments or costs being assessed against the Company at some future time. The Company’s operations are subject to extensive local, state and federal regulations, including the U.S. Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”) and the Superfund amendments of 1986 (Superfund). Over the years, the Company has received requests for information relative to or has been named by the government as a potentially responsible party at a number of sites where cleanup costs have been or may be incurred under CERCLA and similar state statutes. In addition, damages are being claimed against the Company in general liability actions for alleged personal injury or property damage in the case of some disposal and plant sites. The Company believes that it has made adequate provisions for the costs it may incur with respect to these sites. For most of these sites, the involvement of the Company is expected to be minimal. The most significant sites are described below:

Maywood, New Jersey Site

The Company’s property in Maywood, New Jersey and property formerly owned by the Company adjacent to its current site and other nearby properties (Maywood site) were listed on the National Priorities List in September 1993 pursuant to the provisions of CERCLA because of certain alleged chemical contamination. Pursuant to an Administrative Order on Consent entered into between USEPA and the Company for property formerly owned by the Company, and the issuance of an order by USEPA to the Company for property currently owned by the Company, the Company completed a Remedial Investigation Feasibility Study (RI/FS) in 1994. The Company submitted the Draft Feasibility Study for Soil and Source Areas (Operable Unit 1) in September 2002. In addition, the Company has submitted other documentation and information as requested by USEPA, including a Draft Final FS for Groundwater (Operable Unit 2) in June 2003, additional information regarding groundwater in May 2007, submission of a Draft Feasibility Study for Soil and Groundwater (Operable Units 1 and 2) in March 2009, and additional requested information regarding soil and groundwater in February 2010 and June 2010. The Company also submitted another Draft Feasibility Study for Soil and Groundwater (Operable Units 1 and 2) in September 2010. The Company is awaiting the issuance of a Record of Decision from USEPA. In addition, the Company was informed that certain work included in the remediation cost estimates would not be required. As a result, the Company was able to reduce its remediation liability for this site by $0.8 million in the third quarter of 2010.

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

In addition, the NJDEP filed a natural resource damages complaint in June 2007 against the Company and other entities regarding the Ewan site. The Company was served with the complaint in May 2008. The parties, including the Company, settled this litigation in the fourth quarter of 2010. The resolution of the Company’s liability for this litigation did not have a material impact on the financial position, results of operations or cash flows of the Company.

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

In the fourth quarter of 2007, the PRPs who agreed to conduct the interim remedial action entered into an Administrative Settlement Agreement and Order on Consent for Removal Action with USEPA, and these PRPs also entered into a Supplemental Lightman Yard Participation and

Interim Funding Agreement to fund the agreed-upon removal action. The Company paid a soil removal assessment upon execution of the agreements which did not have a material impact on the financial position, results of operations or cash flows of the Company. The soil removal action was completed and USEPA approved it in October 2009. A final Feasibility Study was submitted to USEPA in February 2009 and was approved in March 2009. In June 2009, USEPA issued a Proposed Plan for Remediation. In September 2009, USEPA signed the Record of Decision. USEPA issued an Administrative Order for Remedial Design and Remedial Action to some of the PRPs in June 2010 which requires the PRPs to implement the remedy USEPA selected in the Record of Decision. The Company executed a Master PRP agreement with a final allocation which was effective September 30, 2010. As a result of receiving the final allocation, the Company was able to decrease its liability for this site by $0.7 million in the third quarter of 2010.

The Company believes that based on current information it has adequate reserves for claims associated with the Lightman site. However, actual costs could differ from current estimates.

Wilmington Site

The Company is currently contractually obligated to contribute to the response costs associated with the Company’s formerly-owned site at 51 Eames Street, Wilmington, Massachusetts. Remediation at this site is being managed by its current owner to whom the Company sold the property in 1980. Under the agreement, once total site remediation costs exceed certain levels, the Company is obligated to contribute up to five percent of future response costs associated with this site with no limitation on the ultimate amount of contributions. To date, the Company has paid the current owner $1.9 million for the Company’s portion of environmental response costs through the third quarter of 2010 (the current owner of the site bills the Company one calendar quarter in arrears). The Company has recorded a liability for its portion of the estimated remediation costs for the site. Depending on the ultimate cost of the remediation at this site, the amount for which the Company is liable could differ from the current estimates.

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

Item 4.	(Removed and Reserved)

Executive Officers of the Registrant

The Company’s executive officers are elected annually by the Board of Directors at the first meeting following the Annual Meeting of Stockholders to serve through the next annual meeting of the Board and until their respective successors are duly elected and qualified.

The executive officers of the Company, their ages as of February 28, 2011, and certain other information are as follows:

Name	Age	Title	Year First Elected Officer

F. Quinn Stepan	73	Chairman	1967
F. Quinn Stepan, Jr.	50	President and Chief Executive Officer	1997
John V. Venegoni	52	Vice President and General Manager – Surfactants	1999
Robert J. Wood	53	Vice President and General Manager – Polymers	2001
James E. Hurlbutt	57	Vice President and Chief Financial Officer	2002
Frank Pacholec	55	Vice President, Research and Development and Corporate Sustainability Officer	2003
Gregory Servatius	51	Vice President, Human Resources	2006
H. Edward Wynn	50	Vice President, General Counsel and Secretary	2007
Scott C. Mason	52	Vice President, Supply Chain	2010

F. Quinn Stepan is an executive officer of the Company and Chairman of the Company’s Board of Directors. He served the Company as Chairman and Chief Executive Officer from October 1984 through December 2005. He served as President from 1973 until February 1999.

F. Quinn Stepan, Jr., has served the Company as President and Chief Executive Officer since January 2006. He served the Company as President and Chief Operating Officer from 1999 through 2005. From January 1997 until February 1999 he served as Vice President and General Manager – Surfactants. From May 1996 until January 1997 he served as Vice President – Global Laundry and Cleaning Products. From May 1992 until May 1996 he served as Director – Business Management.

John V. Venegoni has served the Company as Vice President and General Manager – Surfactants since February 1999. From May 1996 until February 1999 he served as Director – Global Personal Care. From May 1992 until May 1996 he served as Senior Business Manager – Consumer Products.

Robert J. Wood has served the Company as Vice President and General Manager – Polymers since January 2001. From March 1996 until January 2001, he served as Director – Polyols. From April 1988 until March 1996, he served as Business Manager – Polyols.

James E. Hurlbutt has served the Company as Vice President and Chief Financial Officer since February 12, 2008. From February 2005 until February 2008, he served the Company as Vice President – Finance. From February 2002 until February 2005, he served the Company as Vice President and Controller. From August 1996 until February 2002, he served as Controller – International and Tax Accounting.

Frank Pacholec has served the Company as Vice President, Research and Development since April 2003. In May 2010 he was appointed Corporate Sustainability Officer. From November 1983 until April 2003, he was employed with Monsanto and Solutia in the Research and Development area.

Gregory Servatius has served the Company as Vice President, Human Resources since February 2006. From April 2003 until January 2006, he served as Vice President, Surfactant Sales. From October 2001 until April 2003, he served as Vice President Functional Products. From 1998 to 2001, he served as the Managing Director of Stepan’s European operation.

H. Edward Wynn has served the Company as Vice President, General Counsel and Secretary since January 9, 2007. From 2005 until 2006, he served as Chief Administrative Officer and General Counsel of Heritage Development Partners, LLC.

Scott C. Mason has served the Company as Vice President, Supply Chain since March 10, 2010. From January 2006 until December 2009, he served as Senior Vice President Global Supply Chain and President, Alternative Channels of Nalco Company.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	The Company’s common stock is listed and traded on the New York Stock Exchange and the Chicago Stock Exchange. See table below for New York Stock Exchange quarterly market price information.

Quarterly Stock Data
	Stock Price Range
	2010		2009
Quarter	High	Low	High	Low
First	$67.67	$45.99	$48.41	$22.80
Second	$79.75	$54.95	$45.99	$26.34
Third	$72.17	$53.55	$62.98	$39.74
Fourth	$76.99	$59.00	$67.98	$54.23
Year	$79.75	$45.99	$67.98	$22.80

The Company’s 5 1/2 percent convertible preferred stock is listed and traded on the New York Stock Exchange and the Chicago Stock Exchange. See Note 11, Stockholders’ Equity of the Consolidated Financial Statements (Item 8 of this Form 10-K) for a description of the preferred stockholders’ rights.

On February 11, 2009, the Company’s Board of Directors authorized the Company to repurchase up to 500,000 shares of its outstanding common stock, or the equivalent in shares of the Company’s preferred stock. The timing and amount of the repurchases will be determined by the Company’s management based on its evaluation of market conditions and share price. Shares will be repurchased with cash in open market or private transactions in accordance with applicable securities and stock exchange rules. The repurchase authorization represented approximately five percent of the Company’s total shares of common stock outstanding at February 11, 2009. This repurchase authorization replaced the 300,000 share authorization approved on February 10, 2004, of which the remaining unutilized repurchase authorization of 111,256 shares was cancelled. During 2010, 92,845 shares of Company common stock were purchased in the open market, 17,811 shares of common stock were received in lieu of cash from employees exercising stock options and 21,126 shares of common stock were received to settle employees’ minimum statutory withholding taxes related to performance stock awards. The purchased and received shares were recorded as treasury stock in the Company’s balance sheet. As of December 31, 2010, 268,657 shares may be purchased under the repurchase authorization.

(b)	On January 31, 2011, there were 1,327 holders of record of common stock of the Company.

(c)	Below is a summary by month of share purchases by the Company during the fourth quarter of 2010:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October	—		—	—	—
November	—		—	—	—
December	16,442	(a)	$76.70	—	—

(a)	Represents shares tendered in lieu of cash for stock option exercises. The shares tendered were held by the individual exercising the options for more than six months.

(d)	See table below for quarterly dividend information. Also, see Note 7, Debt and Note 11, Stockholders’ Equity of the Consolidated Financial Statements (Item 8 of this Form 10-K), which sets forth certain restrictive covenants regarding the Company’s payment of dividends.

Dividends Declared Per Common Share

Quarter	2010	2009
First	$0.24	$0.22
Second	$0.24	$0.22
Third	$0.24	$0.22
Fourth	$0.26	$0.24

Year	$0.98	$0.90

(e)	Stock Performance Graph

The following stock performance graph compares the yearly change since December 31, 2005, in cumulative return on the common stock of the Company on a dividend reinvested basis to the Dow Jones Chemical Industry Index and the Russell 2000 Index. The Dow Jones Chemical Industry Index is a market-capitalization weighted grouping of 37 chemical companies, including major manufacturers of both basic and specialty products. The Company is not included in the Dow Jones Chemical Industry Index. The Russell 2000 Index is a market-capitalization weighted grouping of 2,000 small to medium sized companies in a broad range of industries. The Company was a part of the Russell 2000 Index during 2010. The graph assumes $100 was invested on December 31, 2005, and shows the cumulative total return as of each December 31 thereafter.

Item 6.	Selected Financial Data

See the table below for selected financial information.

(In thousands, except per share and employee data)

For the Year	2010	2009	2008	2007	2006
Net Sales	$1,431,122	$1,276,382	$1,600,130	$1,329,901	$1,172,583
Operating Income	107,897	104,888	70,680	35,095	15,853
Percent of Net Sales	7.5%	8.2%	4.4%	2.6%	1.4%
Income Before Provision for Income Taxes	101,479	97,131	54,878	23,715	7,389
Percent of Net Sales	7.1%	7.6%	3.4%	1.8%	0.6%
Provision for Income Taxes	35,888	34,028	17,615	8,687	900
Net Income Attributable to Stepan Company	65,427	63,049	37,172	15,118	6,670
Per Diluted Share (a)	5.90	5.84	3.52	1.50	0.63
Percent of Net Sales	4.6%	4.9%	2.3%	1.1%	0.6%
Percent to Total Stepan Company Stockholders’ Equity (b)	20.5%	25.3%	17.9%	7.8%	3.8%
Percent Return on Invested Capital (c)	14.62%	14.41%	8.21%	5.92%	4.51%
Cash Dividends Paid	10,570	9,557	8,863	8,431	8,149
Per Common Share	0.9800	0.9000	0.8500	0.8250	0.8050
Depreciation and Amortization	40,351	37,171	36,928	37,176	38,384
Capital Expenditures	73,748	42,631	49,778	39,815	45,970
Weighted-average Common Shares Outstanding (Diluted)	11,090	10,796	10,549	10,113	9,284

As of Year End
Working Capital	$222,199	$186,297	$116,288	$92,954	$87,974
Current Ratio	2.1	2.1	1.5	1.5	1.5
Property, Plant and Equipment, net	353,585	248,618	238,166	234,062	225,604
Total Assets	811,431	634,203	611,897	573,185	546,055
Long-term Debt Obligations	159,963	93,911	104,725	96,939	107,403
Total Stepan Company Stockholders’ Equity	349,491	289,285	208,144	206,051	180,786
Per share (d)	32.59	27.36	20.27	20.69	18.33
Number of Employees	1,768	1,594	1,578	1,525	1,528

(a)	Based on weighted-average number of common shares outstanding during the year.
(b)	Based on average equity.
(c)	Defined as net operating profit after taxes divided by invested capital.
(d)	Based on common shares and the assumed conversion of the convertible preferred shares outstanding at year end.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except for the historical statements contained in this report, the matters discussed in the following discussion and analysis are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words, “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should” and similar expressions. Actual results may vary materially.

Forward-looking statements speak only as of the date they are made, and the Company does not undertake any obligation to update them to reflect changes that occur after that date. Factors that could cause actual results to differ materially include the items described above under the header “Risk Factors” in Item 1A of the Annual Report.

Overview

The Company produces and sells intermediate chemicals that are used in a wide variety of applications worldwide. The overall business comprises three reportable segments:

•

Surfactants – Surfactants, which accounted for 74 percent of consolidated net sales in 2010, are principal ingredients in consumer and industrial cleaning products such as detergents for washing clothes, dishes, carpets, floors and walls, as well as shampoos, body washes, toothpastes and fabric softeners. Other applications include germicidal quaternary compounds, lubricating ingredients, emulsifiers (for spreading agricultural products), plastics and composites and biodiesel. Surfactants are manufactured at six North American sites (five in the U.S. and one in Canada), three European sites (United Kingdom, France and Germany), three Latin American sites (Mexico, Brazil and Colombia) and one Asian site (Philippines; the Company acquired controlling interest in Stepan Philippines Inc. on July 19, 2010). Also in the third quarter of 2010, the Company purchased assets in Singapore and initiated the development of a methyl esters plant in that location. See the ‘2010 Acquisitions’ section for a discussion of the Company’s acquisition activities. The Company also holds a 50 percent ownership interest in a joint venture, TIORCO, LLC, that markets chemical solutions for increased production of crude oil and natural gas from existing fields. The joint venture is accounted for under the equity method, and its financial results are excluded from surfactant segment operating results.

•

Polymers – Polymers, which accounted for 23 percent of consolidated net sales in 2010, include two primary product lines: polyols and phthalic anhydride. Polyols are used in the manufacture of laminate insulation board for the construction industry and are also sold to the appliance, flexible foam and coatings, adhesives, sealants and elastomers (C.A.S.E.) industries. Phthalic anhydride is used in unsaturated polyester resins, alkyd resins and plasticizers for applications in construction materials and components of automotive, boating and other consumer products. In the U.S., polymer product lines are manufactured at the Company’s Millsdale, Illinois, site. Polyols are also manufactured at the Company’s Wesseling (Cologne), Germany, facility, its 80-percent owned joint venture in Nanjing, China and its recently acquired site in Brzeg Dolny, Poland. See the ‘2010 Acquisitions’ section for a discussion of the Company’s acquisition activities.

•

Specialty Products – Specialty products, which accounted for three percent of consolidated net sales in 2010, include flavors, emulsifiers and solubilizers used in the food and pharmaceutical industries. Specialty products are manufactured primarily at the Company’s Maywood, New Jersey, site.

2010 Acquisitions

On July 2, 2010, the Company purchased the manufacturing assets of Peter Cremer GmbH’s 100,000 ton per year methyl esters plant located on Jurong Island in Singapore. The Company plans to install methyl esters fractionation capability on the site. Methyl esters are a core building block of the Company’s surfactants segment, and the acquisition of the Jurong Island manufacturing assets provides the Company an opportunity to reach its global customer base with methyl esters and value added derivatives made from tropical oils available in the region. The Company plans for the site to begin methyl esters production in the second quarter of 2012. The purchase price of the manufacturing assets was $10.4 million, which the Company paid from available cash.

On July 15, 2010, the Company’s Stepan Europe subsidiary acquired all the shares of Alfa Systems Sp. z o.o. (Alfa Systems). The purchase included a plant in Brzeg Dolny, Poland, which specializes in the manufacture of aromatic polyester polyol from recycled polyethylene terephthalate. Polyester polyols are the most significant component of the Company’s polymers segment. The acquisition of Alfa Systems provides the Company manufacturing capability in Eastern Europe and the ability to economically and effectively serve customers in Central and Eastern Europe. The purchase price of the acquisition was €9.1 million (approximately $11.8 million). The Company paid €6.6 million (approximately $8.5 million) at the time of acquisition. An additional €2.0 million may be paid pending the outcome of certain contractual adjustments. The acquisition was financed using bank debt in France.

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

The financial impact of the new entities on 2010 earnings was insignificant. The Company does not believe the acquisitions will have a significant effect on 2011 earnings, but will support the Company’s longer term global growth strategy. See Note 2 in the Notes to Consolidated Financial Statements for additional information regarding the foregoing acquisitions.

Deferred Compensation Plans

The accounting for the Company’s deferred compensation plans can cause period-to-period fluctuations in Company expenses and profits. For 2010, compensation expense related to the Company’s deferred compensation plans, which is reported in the administrative expense line of the consolidated income statement, was $2.0 million lower and $4.8 million higher than deferred compensation expense reported for 2009 and 2008, respectively. The Company common stock price, to which a large portion of the deferred compensation obligation is tied, was $76.27 at December 31, 2010, compared to $64.81 at December 31, 2009 and $46.99 at December 31, 2008. The pretax effect of all deferred compensation-related activities (which includes realized and unrealized gains and losses on the mutual fund assets held to fund the deferred compensation obligations) and the income statement line items in which the effects were recorded are displayed below (see the ‘Corporate Expenses’ section of this management discussion and analysis for further details):

(Dollars in millions)	(Income) Expense For the Years Ended December 31
	2010	2009	2008
Deferred Compensation (Administrative expense)	$5.0	$7.0	$0.2
Investment Income (Other, net)	(0.1)	(0.1)	(0.3)
Realized/Unrealized (Gains) Losses on Investments (Other, net)	(1.4)	(1.9)	5.0

Net Pretax Income Effect	$3.5	$5.0	$4.9

Effects of Foreign Currency Translation

The Company’s foreign subsidiaries transact business and report financial results in their respective local currencies. As a result, foreign subsidiary income statements are translated into U.S. dollars at average foreign exchange rates appropriate for the reporting period. Because foreign exchange rates fluctuate against the U.S. dollar over time, foreign currency translation affects period-to-period comparisons of financial statement items (i.e., because foreign exchange rates fluctuate, similar period-to-period local currency results for a foreign subsidiary may translate into different U.S. dollar results). Below are tables that present the effect that foreign currency translation had on the changes in consolidated net sales and various income line items for 2010 compared to 2009 and 2009 compared to 2008:

	Year Ended December 31		Increase	Increase Due to Foreign Translation
(In millions)	2010	2009

Net Sales	$1,431.1	$1,276.4	$154.7	$3.9
Gross Profit	236.0	233.1	2.9	1.4
Operating Income	107.9	104.9	3.0	1.3
Pretax Income	101.5	97.1	4.4	1.1

	Year Ended December 31		Increase (Decrease)	Decrease Due to Foreign Translation
(In millions)	2009	2008

Net Sales	$1,276.4	$1,600.1	$(323.7)	$(49.2)
Gross Profit	233.1	169.5	63.6	(7.8)
Operating Income	104.9	70.7	34.2	(5.2)
Pretax Income	97.1	54.9	42.2	(5.4)

Other Significant Transactions during the Reporting Periods

Sale of Commodity Polyurethane Systems Product Lines

On July 31, 2008, the Company sold select polyurethane system product lines, which were a part of the polymer segment, to Bayer MaterialScience LLC (Bayer). No manufacturing assets were included in the sale and no employees were terminated. The sold product lines were insulation materials used in appliances, water heaters, doors, roofs, picnic coolers and other similar applications, and represented approximately $16.0 million in Company annual net sales. The products, which were manufactured at the Company’s Millsdale, Illinois, facility, continued to be produced for Bayer during a two-year transition period ended in 2010. The sale was for $9.9 million of cash, which the Company reported as a pretax gain in the third quarter ended September 30, 2008. The Company continues to produce and sell polyurethane systems for specialty applications. See Note 20 in the Notes to Consolidated Financial Statements for additional information.

Sale of Land

In September 2008, the Company sold 88 acres of land at its Millsdale manufacturing facility in Elwood, Illinois, to an industrial park developer for $8.6 million. The land had a cost basis of $0.1 million, so the Company recorded a pretax gain of $8.5 million in the third quarter ended September 30, 2008. The gain was not attributed to any reportable segment. For income tax purposes, the land disposition and the acquisition of an office building near the Company’s corporate headquarters were structured as a tax-deferred like-kind exchange, pursuant to Section 1031 of the Internal Revenue Code. See Note 21 in the Notes to Consolidated Financial Statements for additional information.

RESULTS OF OPERATIONS

2010 Compared with 2009

Summary

Net income attributable to the Company for 2010 increased four percent to a record $65.4 million, or $5.90 per diluted share, compared to $63.0 million, or $5.84 per diluted share, for 2009. Below is a summary discussion of the major factors leading to the year-over-year changes in net sales, profits and expenses. A detailed discussion of segment operating performance for 2010 follows the summary.

Consolidated net sales for 2010 increased $154.7 million, or 12 percent, over net sales for 2009. Higher average selling prices, higher sales volumes and the effects of foreign currency translation accounted for approximately $82.8 million, $68.0 million and $3.9 million, respectively, of the year-over-year increase in net sales. Average selling prices increased due primarily to rising raw material costs. Sales volumes grew five percent, due to increases for both the surfactants and polymers segments. Specialty products reported a small year-over-year sales volume decrease.

Operating income for 2010 improved by $3.0 million, or three percent, over operating income for 2009. Gross profit increased $2.9 million, or one percent. Gross profits were up between years for polymers and specialty products, but down for surfactants. Higher raw material costs negatively impacted profit margins for both the surfactants and polymers segments. In addition, 2010 gross profit included expenses related to a lockout of the hourly workers at the Company’s Millsdale (Illinois) manufacturing site. A labor agreement dispute led to the lockout. During the lockout period the plant was operated by salaried personnel. The effects of foreign currency translation contributed $1.4 million to the year-over-year consolidated gross profit improvement.

Operating expenses declined $0.1 million, or less than one percent, year over year due to the following:

•

Marketing expenses decreased $0.2 million, or less than one percent, year over year. Bad debt expense declined $2.3 million, which reflected lower provision requirements throughout the Company’s global organization. The lower bad debt expense was largely offset by increased salary expense, including increased headcount to support the acquisition in Singapore.

•

Administrative expenses declined $1.8 million, or three percent, due to a $2.1 million decline in environmental remediation expenses and a $2.0 million reduction in deferred compensation expense. The decrease in environmental remediation expenses resulted primarily from the reduction of the Company’s liabilities for the clean-up costs at two sites. The reduction in deferred compensation expense was primarily attributable to changes in the price of Company common stock to which a large part of the deferred compensation obligation is tied. See the ‘Overview’ and ‘Corporate Expenses’ sections of this management discussion and analysis for further details. The impact of the foregoing was partially offset by the first-time consolidation of administrative expenses of the facilities in Poland, Singapore and Philippines ($1.4 million) and higher global consulting expenses ($0.5 million).

•

Research and development expenses increased $1.8 million, or five percent, primarily due to increased expenses for salaries, product testing and compliance and the registration of Company products under Europe’s Registration, Evaluation, Authorization and Restriction of Chemical Substances (REACH) regulation.

Interest expense for 2010 was $0.1 million, or one percent, higher than interest expense for 2009. Higher average debt levels led to the increase. The higher debt levels reflected $40 million in new private placement notes entered into in June 2010. The Company secured the additional long-term notes to take advantage of the current low interest rate environment and to support global growth initiatives. Other debt obligations, including a seller-financed agreement for the purchase of storage tanks in Singapore and a build-to-suit obligation for a new warehouse at the Company’s Millsdale plant, will also contribute to increased interest expense in future periods. See the ‘Liquidity and Capital Resources’ section of this management discussion and analysis.

The loss from equity joint ventures, which includes results for the 50-percent owned SPI (through July 19, 2010, when the Company acquired controlling interest in SPI) and TIORCO joint ventures, declined $2.0 million between years. Equity in SPI’s income improved $2.3 million year over year. The improvement was attributable in part to higher sales volumes and margins. In addition, the Company recorded a $0.7 million gain related to revaluing its original 50 percent interest in the joint venture as part of the Company’s acquisition of controlling interest in SPI. The prior year SPI results included approximately $1.2 million of expense for the reserve of value added tax receivable balances that were in dispute with the Philippine tax authorities. The equity loss in TIORCO increased $0.3 million between years. The Company also sells surfactant products to TIORCO and its customers. The sales and resulting income from the sales are included in the Company’s surfactants segment operating results.

The other, net line item of the consolidated statement of income includes investment related income (i.e., dividends, interest and realized and unrealized gains and losses) associated with the Company’s mutual fund assets held for the deferred compensation plans and foreign exchange gains and losses. Other, net was income of $1.6 million for 2010 compared to income of $2.2 million for 2009. Most of the decline was attributable to investment related income that was $0.6 million lower in 2010 than in 2009.

The effective tax rate was 35.4 percent in 2010 compared to 35.0 percent in 2009. The increase in the effective tax rate was primarily attributable to a lower tax benefit realized on foreign joint venture equity income and tax provided on a dividend from the Company’s subsidiary in Colombia. These increases were partially offset by an increase in the domestic production activities deduction. Higher Illinois corporate income tax rates were enacted for 2011, which could add 0.5 percent to the 2011 effective tax rate. See Note 10 to the consolidated financial statements for a reconciliation of the statutory U.S. federal income tax rate to the effective tax rate.

Segment Results

(Dollars in thousands)	Surfactants	Polymers	Specialty Products	Segment Results	Corporate	Total

For the year ended December 31, 2010
Net sales	$1,057,982	$330,416	$42,724	$1,431,122	—	$1,431,122
Operating income	93,010	36,904	14,499	144,413	(36,516)	107,897

For the year ended December 31, 2009
Net sales	$972,647	$260,770	$42,965	$1,276,382	—	$1,276,382
Operating income	98,947	33,957	12,621	145,525	(40,637)	104,888

Surfactants

Surfactants net sales for 2010 increased $85.3 million, or nine percent, over net sales for 2009. Higher average selling prices, a four percent increase in sales volume and the effects of foreign currency translation accounted for $39.8 million, $36.2 million and $9.3 million, respectively, of the net sales change. A year-to-year comparison of net sales by region follows:

	For the Year Ended
(Dollars in thousands)
	December 31, 2010	December 31, 2009	Increase	Percent Change
North America	$679,810	$647,304	$32,506	+5
Europe	248,749	226,138	22,611	+10
Latin America	110,896	99,205	11,691	+12
Asia	18,527	—	18,527	NM

Total Surfactants Segment	$1,057,982	$972,647	$85,335	+9

Net sales for North American operations increased five percent due to a three percent increase in average selling prices, the effects of foreign currency translation and a small increase in sales volume (less than one percent), which accounted for $22.1 million, $7.4 million and $3.0 million, respectively, of the net sales change. The higher average selling prices reflected higher raw material costs. The cost of raw materials, which fell significantly during the economic recession of 2009, moved higher throughout 2010. Sales volume, which was essentially unchanged between years, reflected fourth quarter sales volume that was nine percent below the sales volume reported in the fourth quarter of 2009. The quarter-over-quarter decline was primarily attributable to weaker demand for the Company’s consumer products (i.e., laundry, cleaning and personal care products) due to weaker retail demand and customers’ year-end inventory adjustments. The foreign currency translation effect resulted from the strengthening of the Canadian dollar against the U.S. dollar.

Net sales for European operations increased 10 percent due to a 10 percent increase in average selling prices and a three percent increase in sales volume, which accounted for $22.3 million and $7.5 million, respectively, of the net sales change. Higher raw material costs caused the increase in average selling prices. The effects of foreign currency, which reflected a weakening of European euro against the U.S. dollar, reduced the net sales change by $7.2 million.

Net sales for Latin American operations were up 12 percent between years due to the effects of foreign currency translation and a five percent increase in sales volume, which accounted for $9.1 million and $4.6 million, respectively, of the net sales change. A two percent decline in average selling prices reduced the net sales change by $2.0 million. The favorable currency translation effect resulted from the strengthening of the currencies for all three Latin American locations against the U.S. dollar. New business at the region’s Brazil subsidiary was a major contributor to the year-over-year sales volume growth. Increased fabric softener sales also contributed.

The $18.5 million of net sales for Asia operations reflected sales by the Company’s Philippine subsidiary for the period after the Company acquired controlling interest in July 2010.

Surfactants operating income for 2010 declined $5.9 million, or six percent, from operating income for 2009. Gross profit declined $5.2 million, or three percent. The decline was primarily attributable to lower margins in Europe, coupled with higher costs in North America brought about by a labor dispute. Year-to-year comparisons of gross profit by region and total segment operating expenses and operating income follow:

(Dollars in thousands)	For the Year Ended
	December 31, 2010	December 31, 2009	Increase (Decrease)	Percent Change
Gross Profit
North America	$124,456	$126,160	$(1,704)	–1
Europe	24,451	30,067	(5,616)	–19
Latin America	14,697	13,756	941	+7
Asia	1,201	—	1,201	NM

Total Surfactants Segment	$164,805	$169,983	$(5,178)	–3

Operating Expenses	71,795	71,036	759	+1

Operating Income	$93,010	$98,947	$(5,937)	–6

Gross profit for North American operations declined one percent due primarily to costs related to a lockout of hourly workers at the Company’s Millsdale (Illinois) manufacturing site related to a labor agreement dispute. The previously noted decrease in fourth quarter sales volume also contributed to the decline. The effect of foreign currency translation reduced the unfavorable year-over-year gross profit change by $1.2 million.

Gross profit for European operations declined 19 percent as a result of the negative impact of higher raw material costs, which more than offset the effect of the three percent sales growth. Selling price have been increased, but have not kept pace with the rising costs of materials. The effect of foreign currency translation added $0.7 million to the year-over-year gross profit decline.

Gross profit for Latin American operations was up seven percent due to the favorable effects of foreign currency translation, which accounted for $1.4 million of the year-to year gross profit change. The remainder of the change (i.e. a $0.4 million decline in gross profit) was attributable to higher raw material costs and manufacturing expenses. The higher manufacturing expenses related to a maintenance turnaround at the Brazil plant.

The $1.2 million of gross profit for Asia operations reflected profits earned by the Company’s Philippine subsidiary for the period after the Company acquired controlling interest in July 2010.

Operating expenses for the surfactants segment were up $0.8 million, or one percent, year over year. The increase primarily consisted of $1.7 million of higher research and development expenses partially offset by a $0.8 million decline in marketing expenses. The rise in research and development expenses included increases of $0.9 million and $0.8 million for North American and European operations, respectively. The higher research and development expenses for North American operations reflected the Company’s continued commitment to drive commercial success of its innovation projects, which resulted in higher salaries and travel expenses. Most of the increase in research and development expense for European operations was due to expenses related to registering the Company’s products under Europe’s REACH regulation. The lower marketing expenses resulted from a decline in bad debt expenses in North America ($1.5 million) and Europe ($0.6 million). The reduction in bad debt expenses was attributable to a decline in provisions for identified high-risk accounts. Partially offsetting the decline in bad debt expense were higher North America operation expenses for salaries, travel and consulting expenses reflecting increased resources to support the Company’s Asian growth initiatives.

Polymers

Polymers net sales for 2010 increased $69.6 million, or 27 percent, over net sales for 2009. Higher average selling prices and a 14 percent increase in sales volume accounted for $38.0 million and $37.0 million, respectively, of the increase in net sales. The effects of foreign currency translation reduced the year-over-year change in net sales by $5.4 million. A year-to-year comparison of net sales by region is displayed below:

	For the Year Ended
(Dollars in thousands)
	December 31, 2010	December 31, 2009	Increase	Percent Change
North America	$213,223	$175,915	$37,308	+21
Europe	96,463	72,229	24,234	+34
Asia and Other	20,730	12,626	8,104	+64

Total Polymers Segment	$330,416	$260,770	$69,646	+27

Net sales for North American operations grew 21 percent due to a 12 percent increase in average selling prices and an eight percent increase in sales volume, which accounted for $23.5 million and $13.8 million, respectively, of the increase in net sales. Higher raw material costs led to the increase in average selling prices. Sales volume for polyols and phthalic anhydride increased 13 percent and two percent, respectively, which reflected improved economic conditions in the industries to which the polymer segment sells as well as new business for polyols.

Net sales for European operations increased 34 percent due to a 25 percent increase in sales volume and a 13 percent increase in average selling prices, which accounted for $18.3 million and $11.5 million, respectively, of the net sales increase. New business and improved demand for polyol used in rigid insulation foam led to the growth in sales volume. The region’s recently acquired Poland facility was an insignificant contributor to the year’s sales results. The average selling price increase was primarily attributable to higher raw material costs. The effects of foreign currency translation reduced the year-to-year net sales change by $5.6 million, which reflected the weakening of the European euro against the U.S. dollar.

Asia and Other operations’ net sales were up 64 percent year over year due largely to a 44 percent increase in sales volume. The growth in sales volume was primarily due to new business for the Company’s China subsidiary. An improved economy also contributed.

Polymers operating income for 2010 increased $2.9 million, or nine percent, from operating income for 2009. Gross profit grew $3.7 million, or seven percent, due primarily to improvement in North America. Operating expenses increased $0.8 million, or four percent, year over year. Below are year-to-year comparisons of gross profit by region and total segment operating expenses and operating income:

(Dollars in thousands)	For the Year Ended
	December 31, 2010	December 31, 2009	Increase (Decrease)	Percent Change
Gross Profit
North America	$41,821	$33,821	$8,000	+24
Europe	12,087	16,424	(4,337)	–26
Asia and Other	1,434	1,382	52	+4

Total Polymers Segment	$55,342	$51,627	$3,715	+7

Operating Expenses	18,438	17,670	768	+4

Operating Income	$36,904	$33,957	$2,947	+9

Gross profit for North American operations increased 24 percent due largely to the eight percent improvement in sales volume and better profit margins for the region’s phthalic anhydride product line. Phthalic anhydride margins were detrimentally affected in 2009 by lower than usual production volumes and high priced material in inventory that was accumulated near the end of 2008 (and carried over into 2009) prior to the significant recession-driven decline in commodity costs. Partially offsetting the effects of improved phthalic anhydride profitability was the negative impact that rising raw material costs have had on profit margins for polyol products. Selling prices for polyols were increased during 2010, but did not keep pace with raw material costs that increased on average by about 20 percent.

European operations’ gross profit declined 26 percent despite the 25 percent increase in sales volume. The negative effects of rising raw material costs and the outsourcing of product from the segment’s North American operations due to capacity constraints more than offset the positive impact of the growth in sales volume. As previously noted, selling price increases were made, but did not keep pace with increases in raw material costs. The project to expand capacity at the region’s Germany location is scheduled to be completed early in the second quarter of 2011. The addition of the Poland subsidiary to the region had little effect on year-over-year results.

Asia and Other operations’ gross profit increased four percent due to increased sales volume.

The $0.8 million increase in operating expenses was due largely to higher expenses for North American ($0.6 million) and European operations ($0.5 million), partially offset by the effects of foreign currency translation ($0.2 million). Increased marketing expenses, due to higher salary ($0.3 million) and travel related ($0.3 million) expenses, caused the North American expense increase. The addition of the Poland subsidiary’s operating expenses led to the increase in European operations’ expenses.

Specialty Products

Net sales for 2010 were $0.2 million, or one percent, lower than net sales for 2009. Lower sales volume led to the decline. Sales volume declined two percent, which was primarily driven by lower sales of products used in food and flavoring applications. Operating income was up $1.9 million, or 15 percent, year over year due to lower raw material costs and increased sales of higher margin products.

Corporate Expenses

Corporate expenses, which include operating expenses that are not allocated to the reportable segments, declined $4.1 million, or 10 percent, to $36.5 million in 2010 from $40.6 million in 2009. Year-over-year decreases of $2.1 million for environmental remediation expense and $2.0 for deferred compensation expense accounted for most of the corporate expense reduction. The $2.1 million decline in environmental remediation expense resulted primarily from the reduction of the estimated remediation liabilities for two sites. New information related to the Company’s clean-up costs at the two sites led to the liability reductions. Deferred compensation expense was $5.0 million in 2010 compared to $7.0 million in 2009. The decline in deferred compensation expense was principally attributable to changes in the values of Company common stock to which a large portion of the deferred compensation obligation is tied (the accounting for the deferred compensation plan results in income when the values of Company common stock or mutual funds held in the plan fall and expense when values rise). 2010 deferred compensation expense reflected an $11.46 per share increase in Company common stock from $64.81 per share at December 31, 2009, to $76.27 per share at December 31, 2010, compared to 2009 when the Company’s common stock price increased $17.82 per share from $46.99 per share at December 31, 2008, to $64.81 per share at December 31, 2009.

2009 Compared with 2008

Summary

Net income attributable to the Company for 2009 improved 70 percent to $63.0 million, or $5.84 per diluted share, compared to $37.2 million, or $3.52 per diluted share, for 2008. Net income for 2008 benefited from $11.3 million (net of tax) of gains on the sales of the polyurethane systems product lines and Millsdale land. Below is a summary discussion of the major factors leading to the year-to-year changes in net sales, profits and expenses. A detailed discussion of segment operating performance for 2009 follows the summary.

Consolidated net sales for 2009 declined $323.7 million, or 20 percent, from net sales for 2008. A decline in average selling prices, lower sales volume and the effects of foreign currency translation accounted for approximately $142.5 million, $132.0 million and $49.2 million, respectively, of the year-to-year decrease in net sales. Sales volumes fell eight percent, reflecting the effects of the global recession. By segment, polymer and surfactant sales volumes dropped 16 percent and seven percent, respectively, while sales volume for specialty products was up nine percent year over year. The decline in average selling prices was principally the result of falling commodity raw material costs.

Operating income for 2009 was $34.2 million, or 48 percent, greater than operating income for 2008 despite the 2008 $9.9 million and $8.5 million gains reported on the sales of the polyurethane systems product lines and Millsdale land, respectively. Gross profit was up $63.6 million, or 37 percent. All three segments contributed to the improvement in gross profit. Surfactants segment gross profit was up $48.3 million, or 40 percent; polymers segment gross profit increased $9.7 million, or 23 percent; and gross profit for the specialty products segment was up $7.0 million, or 77 percent. Lower raw material and freight costs and Company cost reduction initiatives benefited all segments. The effects of foreign currency translation reduced the year-to-year consolidated gross profit improvement by approximately $7.8 million.

Operating expenses increased $29.4 million, or 30 percent. Major items accounting for the expense increase were as follows:

(Dollars in millions)	Increase / (Decrease)

2008 Gain on Sale of Product Lines	$9.9
2008 Gain on Sale of Land	8.5
Deferred Compensation Expense	6.8
Incentive-based Compensation	5.3
Foreign Currency Translation	(2.3)
Transition Pension Expense	(1.2)
Legal/Environmental Expense	1.1
Other	1.3

Total	$29.4

The gains on sales of product lines and land are explained in the ‘Overview’ section of this MD&A. The increase in deferred compensation expense is discussed in detail in the ‘Corporate Expenses’ section of this MD&A. Improved operating results caused the rise in incentive-based compensation, which includes stock-based pay, bonuses and profit sharing. The decline in transition pension expense was principally attributable to the 2008 acceleration of a portion of discretionary Company contributions established to compensate certain employees for benefits lost when the Company froze its defined benefit plans in 2006 (no such accelerated benefits were paid in 2009). Legal/environmental expenses were up mainly due to increases in estimated environmental remediation reserve requirements for existing sites.

Interest expense for 2009 was $3.2 million, or 34 percent, less than interest expense for 2008. The decline was caused by lower average debt levels, resulting from a decrease in working capital requirements brought on by lower raw material costs.

The loss from equity joint ventures, which included results for the 50-percent owned SPI and TIORCO joint ventures, increased $1.0 million, or 38 percent, from 2008 to 2009. SPI reported an equity loss of $1.2 million for 2009, which was $1.1 million less than the loss reported in the 2008. The results for 2009 included $1.2 million of expense to reserve for value added tax receivable balances that were in dispute with Philippine tax authorities. TIORCO, which was formed in September 2008, reported $2.5 million of equity loss, which was $2.1 million higher than the loss reported in 2008. Planned start-up expenses coupled with lower prices for crude oil in the first six months of 2009 caused the TIORCO result.

Other, net was $2.2 million of income for 2009 compared to $3.6 million of expense for 2008. A $6.7 million favorable swing in investment related income, partially offset by a $0.9 million decline in foreign exchange gains, accounted for the $5.8 million favorable other, net change. Unrealized and realized gains related to the mutual funds held for the Company’s deferred compensation plans accounted for the change in investment related income as $1.9 million of gains were posted in 2009 compared to losses of $5.0 million for 2008. Dividend income declined $0.2 million. Foreign exchange activity resulted in $0.2 million of gains for 2009 compared to $1.1 million of gains for 2008.

The effective tax rate was 35.0 percent in 2009 compared to 32.1 percent in 2008. The increase in the effective tax rate was primarily attributable to a greater percentage of consolidated income being generated in the U.S. where the effective tax rate is higher and the reduction of the tax benefit realized on tax credits and deductions as percentage of income. See Note 10 to the consolidated financial statements for a reconciliation of the statutory U.S. federal income tax rate to the effective tax rate.

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

	For the Year Ended
(Dollars in thousands)
	December 31, 2009	December 31, 2008	Increase / (Decrease)	Percent Change
North America	$647,304	$810,509	$(163,205)	–20
Europe	226,138	269,524	(43,386)	–16
Latin America	99,205	119,405	(20,200)	–17

Total Surfactants Segment	$972,647	$1,199,438	$(226,791)	–19

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

Net sales for European operations declined 16 percent due to the effects of foreign currency translation and an eight percent decrease in average selling prices, which accounted for $25.5 million and $20.6 million, respectively, of the net sales decline. The foreign currency impact was caused by the weakening of the European euro and the U.K. pound sterling against the U.S. dollar. Lower raw material costs led to the decline in average selling prices. Sales volume rose one percent, mitigating the net sales decline by $2.7 million.

Net sales for Latin American operations declined 17 percent due to the negative effects of foreign currency translation and a five percent decline in average selling prices, which accounted for $15.6 million and $6.6 million, respectively, of the decrease. The currencies for all three Latin American locations weakened against the U.S. dollar, causing the currency translation impact. The lower average selling prices were attributable to sales mix and lower raw material costs. Sales volume was up two percent, which offset the net sales decline by $2.0 million. Increased sales volume for the Company’s Brazil subsidiary, partially offset by declines at the Company’s Mexico and Colombia subsidiaries, led to the modest volume gain.

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

(Dollars in thousands)	For the Year Ended
	December 31, 2009	December 31, 2008	Increase / (Decrease)	Percent Change
Gross Profit
North America	$126,160	$85,982	$40,178	+47
Europe	30,067	17,843	12,224	+69
Latin America	13,756	17,872	(4,116)	–23

Total Surfactants Segment	$169,983	$121,697	$48,286	+40

Operating Expenses	71,036	69,436	1,600	+2

Operating Income	$98,947	$52,261	$46,686	+89

The increase in gross profit for North American operations was largely attributable to the effects of reduced raw material costs. Lower freight costs and cost saving initiatives also contributed to the improved profitability. The impact of the economic recession moved raw material costs lower since the end of the third quarter of 2008 when costs were at their peak. Lower fuel costs led to the lower freight expenses. The previously discussed 10 percent decline in sales volume partially offset the effect of the lower costs.

The improvement in gross profit for European operations was due to the positive impact of lower raw material and freight costs. A more favorable product mix, which reflected increased fabric softener sales, and the slight sales volume increase, also contributed. The effects of foreign currency translation reduced Europe’s profit improvement by approximately $3.9 million.

Gross profit for Latin American operations declined due to a $2.1 million negative effect of foreign currency translation and a less favorable mix of sales. The modest increase in sales volume and lower raw material costs partially offset the unfavorable effects of foreign currency translation and sales mix.

Operating expenses for the surfactants segment were up $1.6 million, or two percent, between years. The expense increase was primarily attributable to a $3.4 million increase for European operations reflecting higher marketing ($1.3 million), administrative ($1.3 million) and research and development ($0.8 million) expenses. Increased bad debt provisions and salary expense accounted for the higher marketing expenses. Statutory profit sharing and business tax expenses led to the higher administrative expenses. Higher regulatory compliance costs caused the increase in research and development expenses. Operating expenses for North American operations increased $1.1 million due in large part to higher incentive-based compensation, reflecting the strong profitability of the region. Partially offsetting the foregoing increases were reduced operating expenses for Latin American operations ($0.8 million), due in large part to lower bad debt provisions. The effects of foreign currency translation decreased the year-to-year change in Surfactants segment operating expenses by $2.1 million.

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

	For the Year Ended
(Dollars in thousands)
	December 31, 2009	December 31, 2008	Increase / (Decrease)	Percent Change
North America	$175,915	$253,514	$(77,599)	–31
Europe	72,229	93,072	(20,843)	–22
Asia and Other	12,626	12,428	198	+2

Total Polymers Segment	$260,770	$359,014	$(98,244)	–27

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

Asia and Other operations’ net sales were up two percent due to increased sales volume for the China joint venture partially offset by a decline in average selling prices brought on by lower raw material costs.

Polymer operating income for 2009 declined $0.1 million from operating income reported in 2008. Gross profit increased $9.7 million, or 23 percent, due principally to improved second-half profitability resulting from raw material costs that fell from the historically high levels of 2008. The effects of foreign currency translation reduced the improvement in gross profit by about $1.2 million. Operating expenses increased $9.9 million as 2008 expenses included the $9.9 million gain on the sale of the polyurethane systems product lines. Below are year-to-year comparisons of gross profit by region and total segment operating expenses and operating income:

(Dollars in thousands)	For the Year Ended
	December 31, 2009	December 31, 2008	Increase / (Decrease)	Percent Change
Gross Profit
North America	$33,821	$25,932	$7,889	+30
Europe	16,424	14,497	1,927	+13
Asia and Other	1,382	1,471	(89)	–6

Total Polymers Segment	$51,627	$41,900	$9,727	+23

Operating Expenses (1)	17,670	7,797	9,873	+127

Operating Income	$33,957	$34,103	$(146)	—

(1)	2008 includes the $9.9 million gain on the sale of the commodity polyurethane systems product lines.

Gross profit for North American operations improved 30 percent due to the positive impact of lower raw material costs that more than offset the effects of lower sales volume. Raw material costs rose significantly throughout the first three quarters of 2008, resulting in profit margin erosion. Raw material prices dropped significantly in the fourth quarter of 2008 as the effects of the economic recession moved commodity prices downward. Lower freight expenses, caused by lower fuel costs, also contributed to the gross profit improvement.

Gross profit for European operations increased 13 percent despite the five percent drop in sales volume due primarily to the effects of raw material cost declines caused by the global recession. The negative effect of foreign currency translation tempered the gross profit improvement by $1.1 million.

The $9.9 million increase in operating expenses was due to the positive effect that the gain on the product line sale had on third quarter 2008 expenses. Other expenses were essentially unchanged between years.

Specialty Products

Net sales for 2009 were $1.3 million, or three percent, higher than net sales for 2008. Higher sales volumes for all product lines led to the improvement in net sales. Operating income was up $6.7 million, or 112 percent, due to higher sales volumes, lower raw material costs, an improved sales mix resulting from increased sales of higher margin pharmaceutical products and lower plant costs due to the restructuring activities completed in 2007 and 2008.

Corporate Expenses

Corporate expenses increased $19.0 million, or 88 percent, to $40.6 million for 2009 from $21.6 million for 2008. The following table depicts the major items that accounted for the year-to-year increase in corporate expenses:

(Dollars in millions)	Increase / (Decrease)

2008 Gain on Land Sale	$8.5	(a)
Deferred Compensation	6.8	(b)
Legal/Environmental	1.1	(c)
Incentive-Based Compensation	1.1	(d)
Electric Contract Fair Value Loss	0.9	(e)
Other	0.6

Total	$19.0

(a)	Reflects the 2008 gain on the sale of 88 acres of the Millsdale manufacturing facility’s land. No such gains were reported in 2009.
(b)	Due to increases in the values of Company common stock and the mutual fund assets to which the Company’s deferred compensation obligations are tied. The value of Company common stock increased $17.82 per share, from $46.99 per share at December 31, 2008, to $64.81 per share at December 31, 2009.
(c)	Primarily due to increases in estimated environmental remediation reserve requirements for existing sites.
(d)	Includes stock-based compensation, bonuses and profit sharing, all of which increased due to the improvement in Company earnings.
(e)	Reflects the marking of the value of U.S. electric contracts (treated as derivative instruments for accounting purposes) to market at December 31, 2009 (included in cost of sales).

Outlook

In 2010, the Company made significant investments to grow its business in emerging markets and energy and through innovation. The Company’s surfactants segment has completed the expansion of its plant in Brazil, and its new Singapore plant will undergo conversion to a methyl ester facility during 2011 and will start production in 2012. The Company remains optimistic about the surfactants market for enhanced oil recovery. In 2011, the Company will continue to invest to scale this business.

The polymers segment anticipates that continuing global recovery of the insulation market should provide growth within the Company’s polyol business. The expanded capacity for polyol at the Company’s plant in Germany will be available in April 2011.

The Company has a healthy balance sheet and will continue to pursue both organic growth and acquisition opportunities.

Liquidity and Financial Condition

For full-year 2010, cash flow from operating activities of $66.1 million plus net debt activities of $52.9 million were used to fund investing cash outflows of $97.3 million and non-debt financing outflows of $10.5 million. Year-over-year, net income was up by $2.5 million for 2010 versus 2009 while working capital was unfavorable by $94.7 million. Cash flow from operating activities decreased by $100.3 million between years mainly due to a significant swing between years in cash flows for working capital. During 2010, cash increased by $12.7 million including $1.4 million due to the effect of exchange rates.

During 2010, changes in accounts receivable resulted in a cash use of $34.4 million compared to a cash source of $36.4 million during 2009. Inventories were a use of $17.0 million versus a source of $31.8 million for 2009. Accounts payable and accrued liabilities were a source of $7.4 million for 2010 compared to a use of $17.5 million for 2009.

During 2010, higher sales volumes and higher raw material costs were responsible for increased cash outflows for working capital compared to our experience in 2009, when lower raw material costs and lower sales volumes had the opposite effect. For the current year, higher raw material costs and higher sales volumes resulted in higher inventory carrying costs, despite faster inventory turnover. Accounts receivable was unfavorable to cash flow due to both higher selling prices and increased sales volumes. During 2010, customer payment timing was adversely impacted by relatively higher sales growth outside the U.S. where terms of sale are typically longer than in the U.S. Raw material costs continue to be a key driver to the Company’s working capital, with a direct impact on inventory carrying costs as well as an indirect impact on accounts receivable through higher selling prices. The Company has not changed its own payment practices related to its payables. It is management’s opinion that the Company’s liquidity is sufficient to provide for potential increases in working capital during 2011.

Investing activities for 2010 were a net use of $97.3 million compared to a net use of $34.7 million for 2009. For 2010, capital expenditures totaled $73.7 million, an increase of $31.1 million compared to 2009. The current year increase in capital spending was driven mainly by capacity expansions for surfactants in Brazil and for polyols in Germany. Investing activities for 2010 also included $10.4 million for the purchase of manufacturing assets in Singapore and $9.8 million for acquisitions of 100 percent of Alfa Systems Sp. z o.o., in Brzeg Dolny, Poland, and an additional 38.8 percent of the Company’s Stepan Philippines Inc. joint venture. During 2010, the Company liquidated $0.8 million of investments for benefit plan participant payouts versus $3.6 million in 2009. During 2009, the Company recovered $8.5 million of restricted cash relating to a 2008 Internal Revenue Code section 1031 like-kind exchange, a singular cash inflow. For 2011, the Company estimates that full-year capital expenditures will be in a range of $95 million to $100 million, including a capacity expansion in Singapore and the purchase of a leased warehouse at the Company’s Millsdale (Joliet), Illinois, manufacturing site.

The Company purchases its common shares in the open market from time to time to fund its own benefit plans and also to mitigate the dilutive effect of new shares issued under its benefit plans. The Company may also make open market repurchases as cash flows permit when, in management’s opinion, the Company’s shares are undervalued in the market. During 2010, the Company purchased 92,845 common shares for the treasury in the open market at a total cost of $4.9 million. As of December 31, 2010, there were 268,657 shares remaining under the current share repurchase authorization.

As of December 31, 2010, the Company’s cash and cash equivalents totaled $111.2 million, including $77.0 million in two U.S. money market funds, each of which was rated AAA by Standard and Poor’s and Aaa by Moody’s. Cash in U.S. demand deposit accounts totaled $15.6 million and cash of the Company’s non-U.S. subsidiaries held outside the U.S. totaled $18.6 million at December 31, 2010.

Consolidated debt increased by $87.5 million during 2010, from $104.1 million to $191.6 million, reflecting increases of $42.9 million in U.S. debt and $44.6 million in foreign debt. The U.S. debt increase included a $40.0 million private placement loan completed in June 2010 and the addition of $11.4 million in build-to-suit lease obligations, less scheduled repayments of $8.5 million. The $44.6 million increase in foreign debt was driven primarily by the Alfa Systems acquisition, the German polyol expansion, the Singapore storage facility acquisition and the consolidation of the Company’s Philippine joint venture as of July 19, 2010. Net debt, which is total debt minus cash, increased by $74.8 million during 2010, from $5.6 million to $80.4 million, including a cash increase of $12.7 million. At December 31, 2010, the ratio of total debt to total debt plus shareholders’ equity was 35.2 percent, compared to 26.4 percent at December 31, 2009. The ratio of net debt to net debt plus shareholders’ equity was 18.5 percent at December 31, 2010, compared to 1.9 percent at December 31, 2009.

As of December 31, 2010, the Company’s debt included $106.9 million of unsecured private placement loans with maturities extending from 2010 through 2022. These loans are the Company’s primary source of long-term debt financing, and are supplemented by bank credit facilities to meet short and medium term needs. The Company’s debt also included a $27.0 million term loan with its U.S. banks, which has maturities from 2011 through 2013.

On August 27, 2010, the Company entered into a new committed $60.0 million revolving credit agreement with three U.S. banks. This new agreement is the Company’s primary source of short-term borrowings and replaced a similar facility that would have expired on April 20, 2011 and which was cancelled upon signing the new agreement. The new facility is unsecured, committed through August 27, 2013 and has terms and conditions that are substantially equivalent to those of the Company’s other U.S. loan agreements. As of December 31, 2010, the Company had outstanding letters of credit of $2.6 million and no outstanding debt under this agreement. There was $57.4 million available under this revolving credit agreement as of December 31, 2010. The Company anticipates that cash from operations and cash on hand, as well as committed credit facilities, will be sufficient to fund anticipated capital expenditures, working capital, dividends and other planned financial commitments for the foreseeable future.

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

Certain foreign subsidiaries of the Company maintain term loans and short-term bank lines of credit in their respective local currencies to meet working capital requirements as well as to fund capital expenditure programs and acquisitions. As of December 31, 2010, the Company’s European subsidiaries had bank term loans of $6.4 million with maturities through 2015 and short-term bank debt of $18.1 million with available short-term borrowing capacity of $18.6 million. The Company’s Latin American subsidiaries had no outstanding debt, with $10.2 million of short-term borrowing capacity as of that date. As of December 31, 2010, the Company’s Singapore subsidiary was obligated for $13.0 million under an asset purchase agreement that took effect on November 4, 2010. The Company’s majority-owned joint ventures in the Philippines and China had debt totaling $8.8 million and available borrowing capacity of $8.5 million. Stepan Company has guaranteed the debt obligations of its Singapore subsidiary and of its majority-owned joint ventures in the Philippines and China.

As of December 31, 2010, the Company’s debt also included an $11.4 million build-to-suit lease obligation for a warehouse at the Company’s Millsdale (Joliet), Illinois, manufacturing site. The agreement was entered into in January 2010 and the Company established occupancy as tenant during October 2010. The Company intends to purchase this warehouse during 2011 pursuant to the terms of the lease agreement.

The Company has material debt agreements that require the maintenance of minimum interest coverage and minimum net worth. These agreements also limit the incurrence of additional debt as well as the payment of dividends and repurchase of treasury shares. Testing for these agreements is based on the combined financial statements of the U.S. operations of Stepan Company and Stepan Canada Inc. (the “Restricted Group”). Under the most restrictive of these debt covenants:

1.	The Restricted Group must maintain a minimum interest coverage ratio, as defined within the agreements, of 2.0 to 1.0, for the preceding four calendar quarters.

2.	The Restricted Group must maintain net worth of at least $175.0 million.

3.	The Restricted Group must maintain a ratio of long-term debt to total capitalization, as defined in the agreements, not to exceed 55 percent.

4.	The Restricted Group may pay dividends and purchase treasury shares in amounts of up to $30.0 million plus 100 percent of net income and cash proceeds of stock option exercises, measured cumulatively beginning December 31, 2001. The maximum amount of dividends that could have been paid within this limitation is disclosed as unrestricted retained earnings in Note 7, Debt, in the Notes to Consolidated Financial Statements.

The Company was in compliance with all of its loan agreements as of December 31, 2010. Based on current projections, the Company believes it will be in compliance with its loan agreements throughout 2011.

Contractual Obligations

At December 31, 2010, the Company’s contractual obligations, including estimated payments by period, were as follows:

	Payments Due by Period
(Dollars in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-term debt obligations	$191,572	$31,609	$68,086	$24,283	$67,594
Interest payments on debt obligations (a)	50,161	8,822	14,587	10,090	16,662
Capital lease obligations	1,333	333	667	333	—
Operating lease obligations	16,933	2,965	4,548	2,930	6,490
Purchase obligations (b)	21,102	17,895	3,207	—	—
Other (c)	23,013	7,069	2,628	968	12,348

Total	$304,114	$68,693	$93,723	$38,604	$103,094

(a)	Interest payments on debt obligations represent interest on all Company debt at December 31, 2010. The interest payment amounts related to the variable rate component of the Company’s debt assume that interest will be paid at the rates prevailing at December 31, 2010. Future interest rates may change, and therefore, actual interest payments would differ from those disclosed in the above table.
(b)	Purchase obligations consist of raw material, utility and telecommunication service purchases made in the normal course of business.
(c)	The “Other” category comprises deferred revenues that represent commitments to deliver products; expected 2011 required contributions to the Company’s funded defined benefit pension plans; estimated payments related to the Company’s unfunded defined benefit supplemental executive and outside director pension plans; estimated payments (undiscounted) related to the Company’s asset retirement obligations; and environmental remediation payments for which amounts and periods can be reasonably estimated.

The above table does not include $73.7 million of other non-current liabilities recorded on the balance sheet at December 31, 2010, as summarized in Note 16 to the consolidated financial statements. The significant non-current liabilities excluded from the table are defined benefit pension, deferred compensation, environmental and legal liabilities and unrecognized tax benefits for which payment periods can not be reasonably determined. In addition, deferred income tax liabilities are excluded from the table due to the uncertainty of their timing.

Pension Plans

The Company has a number of defined benefit pension plans, the most significant of which cover employees in its U.S. and U.K. locations. The U.S. and U.K. plans have been frozen, and service benefit accruals are no longer being made. The underfunded status of the Company’s defined benefit pension plans increased from $31.5 million at December 31, 2009, to $32.7 million at December 31, 2010. Year-over-year declines in the discount rates used to measure pension obligations (60 and 10 basis point declines for the U.S. and U.K. plans, respectively), partially offset by positive plan asset returns and Company contributions, caused the increase in the underfunded status. The Company contributed $3.8 million to its funded defined benefit pension plans in 2010. The Company expects to contribute approximately $5.1 million to the plans in 2011. Payments related to the unfunded non-qualified plans will approximate $0.3 million in 2011 compared to $0.2 million in 2010.

Letters of Credit

The Company maintains standby letters of credit under its workers’ compensation insurance agreements and for other purposes as needed from time to time. The insurance letters of credit are renewed annually and amended to the amounts required by the insurance agreements. As of December 31, 2010, the Company had a total of $2.6 million in outstanding standby letters of credit.

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

Environmental and Legal Matters

The Company’s operations are subject to extensive local, state and federal regulations. Although the Company’s environmental policies and practices are designed to ensure compliance with these laws and regulations, future developments and increasingly stringent environmental regulation could require the Company to make additional unforeseen environmental expenditures. The Company will continue to invest in the equipment and facilities necessary to comply with existing and future regulations. During 2010, the Company’s expenditures for capital projects related to the environment were $1.6 million. These projects are capitalized and depreciated over their estimated useful lives, which are typically 10 years. Recurring costs associated with the operation and maintenance of facilities for waste treatment and disposal and managing environmental compliance in ongoing operations at the Company’s manufacturing locations were approximately $15.7 million for 2010 and $15.4 million for both 2009 and 2008. While difficult to project, it is not anticipated that these recurring expenses will increase significantly in the future.

Over the years, the Company has received requests for information related to or has been named by the government as a potentially responsible party at a number of waste disposal sites where cleanup costs have been or may be incurred under CERCLA and similar state statutes. In addition, damages are being claimed against the Company in general liability actions for alleged personal injury or property damage in the case of some disposal and plant sites. The Company believes that it has made adequate provisions for the costs it may incur with respect to the sites. See the Critical Accounting Policies section that follows for a discussion of the Company’s environmental liabilities accounting policy. After partial remediation payments at certain sites, the Company has estimated a range of possible environmental and legal losses from $10.0 million to $29.7 million at December 31, 2010, compared to $7.8 million to $31.9 million at December 31, 2009. At December 31, 2010, the Company’s accrued liability for such losses, which represents the Company’s best estimate within the estimated range of possible environmental and legal losses, was $15.9 million compared to $17.1 million at December 31, 2009. Because reported liabilities are recorded based on estimates, actual amounts could differ from those estimates. During 2010, cash outlays related to legal and environmental matters approximated $2.7 million compared to $3.1 million expended in 2009.

For certain sites, estimates of the total costs of compliance or the Company’s share of such costs cannot be determined; consequently, the Company is unable to predict the effect thereof on the Company’s cash flows or results of operations. Management believes that in the event of one or more adverse determinations in any annual or interim period, the impact on the Company’s cash flows or results of operations for those periods could be material. However, based upon the Company’s present belief as to its relative involvement at these sites, other viable entities’ responsibilities for cleanup and the extended period over which any costs would be incurred, the Company believes that these matters will not have a material effect on the Company’s financial position. Certain of these matters are discussed in Item 3, Legal Proceedings, in this Form 10-K and in other filings of the Company with the Securities and Exchange Commission, which are available upon request from the Company. See also Note 17, Contingencies, in the Notes to Consolidated Financial Statements for a summary of the environmental proceedings related to certain environmental sites.

Climate Change Legislation

Based on currently available information, the Company does not believe that existing or pending climate change legislation or regulation is reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows.

Critical Accounting Policies

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America (generally accepted accounting principles). Preparation of financial statements in accordance with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The following is a summary of the accounting policies the Company believes are the most important to aid in understanding its financial results.

Deferred Compensation

The Company sponsors deferred compensation plans that allow management employees to defer receipt of their bonuses and outside directors to defer receipt of their director fees until retirement, departure from the Company or as elected by the participant. The Company funds its obligations associated with these plans by purchasing investment assets that match the investment choices made by the plan participants. The investment options include Company common stock and a limited selection of mutual funds. The Company maintains sufficient shares of treasury stock to cover the equivalent number of shares resulting from participants electing the Company common stock option. As a result, the Company must periodically purchase its common shares on the open market. The plans allow for the deferred compensation to grow or decline based on the results of the investment options chosen by the participants. Some plan distributions may be made in cash or Company common stock at the election of the participant. Certain plan distributions can only be made in Company common stock. Upon retirement or departure from the Company, participants receive cash amounts equivalent to the payment date value of the investment choices they have made or Company common stock shares equal to the number of share equivalents held in their account. For deferred compensation obligations that may be settled in cash, appreciation in the value of Company common stock or the mutual fund options under the plan results in additional compensation expense to the Company. Conversely, declines in the value of Company stock or the mutual funds result in a reduction of compensation expense since such declines reduce the cash obligation of the Company as of the date of the financial statements. These market price movements may result in significant period-to-period fluctuations in the Company’s income. Because the obligations that must be settled only in Company common stock are treated as equity instruments, fluctuations in the market price of the underlying Company stock do not affect earnings.

At December 31, 2010, the Company’s deferred compensation liability was $32.3 million, of which approximately 62 percent represented deferred compensation tied to the performance of the Company’s common stock; the remainder was tied to the mutual fund investment choices. A $1.00 increase in the market price of the Company’s common stock will result in approximately $0.3 million of additional compensation expense. A $1.00 reduction in the market price of the common stock will reduce compensation expense by a like amount. The expense or income associated with the mutual fund component will generally fluctuate in line with the overall percentage increase or decrease of the U.S. stock markets.

The mutual fund assets are recorded on the Company’s balance sheet at cost when acquired and adjusted to their market values at the end of each reporting period. Since 2008, when the Company elected the fair value option provided by generally accepted accounting principles for the mutual fund investment assets related to its deferred compensation plans, market value changes for the mutual fund investment assets are recorded in the income statement in the same periods that the offsetting changes in the deferred compensation liabilities are recorded. Prior to 2008, value changes for the mutual fund investments were recorded as direct adjustments to shareholders’ equity in accumulated other comprehensive income. The accounting treatment for the portions of the deferred compensation liabilities that are tied to the Company’s common stock values was not affected by the fair value election. Dividends, capital gains distributed by the mutual funds, unrealized gains and losses and realized gains and losses from sales of mutual fund shares, are recognized as investment income/loss in the other, net line of the consolidated statements of income.

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

Estimates for environmental liabilities are subject to significant fluctuations as new facts emerge related to the various sites where the Company is exposed to liability for the remediation of environmental contamination. See the Environmental and Legal Matters section of this MD&A for discussion of the Company’s reserves and range of loss estimates.

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

FOREIGN CURRENCY EXCHANGE RISK

Because the Company operates globally, its cash flows and operating results are subject to movements in foreign currency exchange rates. The Company manufactures and sells products in many foreign locations and, therefore, believes its currency exchange risk is well diversified. Except as noted below, substantially all the Company’s foreign subsidiaries’ financial instruments are denominated in their respective functional currencies. Gains and losses on unhedged foreign currency transactions are recorded in income.

The Company uses forward contracts to mitigate the exposure of certain foreign currency transactions and balances to fluctuating exchange rates. At December 31, 2010, the Company had one forward contract to sell $20.0 million on behalf of its Canadian subsidiary, one contract to purchase €1.6 million on behalf of its U.K. subsidiary, and contracts to buy $2.5 million and $0.4 million on behalf of its French and German subsidiaries, respectively.

Periodically, the Company and its subsidiaries issue U.S. dollar and euro denominated trade receivables or loans to each other. Gains and losses on these transactions are included in income. Foreign currency exposures for the Company’s Canadian and European subsidiaries are essentially all covered by forward contracts as noted above. As of December 31, 2010, the Company had net receivables of $8.6 million due from its Brazilian subsidiary. Hypothetical fluctuations of 10 percent in the exchange rate of the Brazilian real would result in a gain or loss of $0.9 million.

INTEREST RATES

The Company’s debt was made up of fixed-rate and variable-rate borrowings totaling $137.7 million and $53.9 million, respectively, as of December 31, 2010. For 2011, it is projected that interest on short-term variable-rate borrowings will total approximately $0.8 million. A hypothetical 10 percent average change to short-term interest rates would result in a $0.1 million increase or decrease to interest expense for 2011.

The fair value of the Company’s long term fixed-rate debt, including current maturities, was estimated to be $122.0 million as of December 31, 2010, which was approximately $8.7 million above the carrying value. Market risk was estimated as the potential increase to the fair value that would result from a hypothetical 10 percent decrease in the Company’s weighted average long-term borrowing rates at December 31, 2010, or $2.4 million.

The Company’s long-term debt also includes a $27.0 million unsecured bank term loan that carries a contractual interest rate of LIBOR plus 125 basis points. The current market spread over LIBOR for this type of loan would be approximately 225 basis points. As of December 31, 2010, the fair value of this term loan was approximately $0.6 million less than the carrying value. A hypothetical 10 percent decrease in the market borrowing rate would increase the fair value of this term loan by $0.2 million.

COMMODITY PRICE RISK

Certain raw materials used in the manufacture of the Company’s products are subject to price volatility caused by weather, petroleum prices, general economic demand and other unpredictable factors. Increased raw material costs are recovered from customers as quickly as the marketplace allows; however, certain customers have arrangements that allow for price changes only on a quarterly basis, and competitive pressures sometimes prevent the recovery of cost increases from customers, particularly in periods where there is excess industry capacity. As a result, for some product lines or market segments it may take time to recover raw material price increases. Periodically, firm purchase commitments are entered into which fix the price of a specific commodity that will be delivered at a future time. Forward contracts are used to aid in managing the Company’s natural gas and electric costs. At December 31, 2010, the Company had open forward contracts for the purchase of 1.1 million dekatherms of natural gas at a cost of $6.2 million. Because the Company has agreed to fixed prices for the noted quantity of natural gas, a hypothetical 10 percent fluctuation in the price of natural gas would cause the Company’s actual natural gas cost to be $0.6 million higher or lower than the market price. Also at December 31, 2010, the Company had contracts to purchase approximately 48,000 megawatt hours of electricity at a cost of $3.6 million. Because the Company has agreed to fixed prices for the noted quantity of electricity, a hypothetical 10 percent fluctuation in the price of electricity would cause the Company’s actual electric cost to be $0.4 million higher or lower than the market price.

Item 8.	Financial Statements and Supplementary Data

The following statements and data are included in this item:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Income (For years ended December 31, 2010, 2009 and 2008)

Consolidated Balance Sheets (December 31, 2010 and 2009)

Consolidated Statements of Cash Flow (For years ended December 31, 2010, 2009 and 2008)

Consolidated Statements of Stockholders’ Equity (For years ended December 31, 2010, 2009 and 2008)

Notes to Consolidated Financial Statements

Selected Quarterly Financial Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Stepan Company

Northfield, Illinois

We have audited the accompanying consolidated balance sheets of Stepan Company and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Stepan Company and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2011, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP

Chicago, Illinois
February 28, 2011

Stepan Company

Consolidated Statements of Income

For the years ended December 31, 2010, 2009 and 2008

(In thousands, except per share amounts)	2010	2009	2008
Net Sales (Note 1)	$1,431,122	$1,276,382	$1,600,130
Cost of Sales	1,195,144	1,043,279	1,430,593

Gross Profit	235,978	233,103	169,537

Operating Expenses:
Marketing (Note1)	40,273	40,434	41,218
Administrative (Note 1)	49,501	51,287	41,600
Research, development and technical services (Note 1)	38,307	36,494	34,437
Sale of land (Note 21)	—	—	(8,469)
Sale of product lines (Note 20)	—	—	(9,929)

	128,081	128,215	98,857

Operating Income	107,897	104,888	70,680

Other Income (Expense):
Interest, net (Note 7)	(6,341)	(6,271)	(9,514)
Loss from equity in joint ventures (Note 1)	(1,663)	(3,709)	(2,697)
Other, net (Note 9)	1,586	2,223	(3,591)

	(6,418)	(7,757)	(15,802)

Income Before Provision for Income Taxes	101,479	97,131	54,878
Provision for income taxes (Note 10)	35,888	34,028	17,615

Net Income	65,591	63,103	37,263

Net Income Attributable to Noncontrolling Interests (Note 1)	(164)	(54)	(91)

Net Income Attributable to Stepan Company	$65,427	$63,049	$37,172

Net Income Per Common Share Attributable to Stepan Company (Note 19):
Basic	$6.36	$6.31	$3.81

Diluted	$5.90	$5.84	$3.52

Shares Used to Compute Net Income Per Common Share Attributable to Stepan Company (Note 19):
Basic	10,163	9,870	9,566

Diluted	11,090	10,796	10,549

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Stepan Company

Consolidated Balance Sheets

December 31, 2010 and 2009

(Dollars in thousands)	2010	2009
Assets
Current Assets:
Cash and cash equivalents	$111,198	$98,518
Receivables, less allowances of $6,145 in 2010 and $6,762 in 2009	199,245	157,117
Inventories (Note 6)	96,552	74,693
Deferred income taxes (Note 10)	8,170	9,036
Other current assets	12,661	10,228

Total current assets	427,826	349,592

Property, Plant and Equipment:
Land	11,917	12,211
Buildings and improvements	139,384	109,357
Machinery and equipment	832,427	791,254
Construction in progress	71,825	23,355

	1,055,553	936,177
Less: accumulated depreciation	701,968	687,559

Property, plant and equipment, net	353,585	248,618

Goodwill, net (Note 5)	6,717	4,502
Other intangible assets, net (Note 5)	5,257	4,931
Long-term investments (Note 3)	11,904	10,539
Other non-current assets	6,142	16,021

Total assets	$811,431	$634,203

Liabilities and Stockholders’ Equity
Current Liabilities:
Current maturities of long-term debt (Note 7)	$31,609	$10,173
Accounts payable	115,248	94,666
Accrued liabilities (Note 15)	58,770	58,456

Total current liabilities	205,627	163,295

Deferred income taxes (Note 10)	5,154	2,837

Long-term debt, less current maturities (Note 7)	159,963	93,911

Other non-current liabilities (Note 16)	87,616	83,733

Commitments and Contingencies (Note 17)

Stockholders’ Equity (Note 11):
5 1/2 percent convertible preferred stock, cumulative, voting, without par value; authorized 2,000,000 shares; issued and outstanding 520,089 shares in 2010 and 546,396 shares in 2009	13,002	13,660
Common stock, $1 par value; authorized 30,000,000 shares; issued 11,511,829 shares in 2010 and 11,229,261 shares in 2009	11,512	11,229
Additional paid-in capital	83,852	71,267
Accumulated other comprehensive loss (Note 1)	(25,599)	(25,893)
Retained earnings	305,830	250,973
Less: Common treasury stock, at cost, 1,406,081 shares in 2010 and 1,281,046 shares in 2009	(39,106)	(31,951)

Total Stepan Company stockholders’ equity	349,491	289,285

Noncontrolling interests	3,580	1,142

Total stockholders’ equity	353,071	290,427

Total liabilities and stockholders’ equity	$811,431	$634,203

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Stepan Company

Consolidated Statements of Cash Flows

For the years ended December 31, 2010, 2009 and 2008

(Dollars in thousands)	2010	2009	2008
Cash Flows From Operating Activities
Net income	$65,591	$63,103	$37,263
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,351	37,171	36,928
Deferred compensation	5,020	7,010	211
Realized and unrealized (gain) loss on long-term investments	(1,367)	(1,929)	4,966
Stock-based compensation	3,789	4,754	3,700
Deferred income taxes	5,365	8,190	1,278
Sale of land	—	—	(8,469)
Gain on sale of product line	—	—	(9,929)
Equity in earnings of joint ventures and other non-cash items	1,292	5,799	2,646
Changes in assets and liabilities, excluding effects of acquisitions:
Receivables, net	(34,449)	36,397	(19,058)
Inventories	(16,975)	31,819	(24,044)
Other current assets	(576)	(652)	(1,017)
Accounts payable and accrued liabilities	7,409	(17,461)	7,761
Pension liabilities	(2,252)	(4,537)	1,828
Environmental and legal liabilities	(2,481)	429	(578)
Deferred revenues	(1,404)	(645)	(1,398)
Excess tax benefit from stock options and awards	(3,187)	(3,007)	(2,958)

Net Cash Provided By Operating Activities	66,126	166,441	29,130

Cash Flows From Investing Activities
Expenditures for property, plant and equipment	(73,748)	(42,631)	(49,778)
Asset acquisition (Note 2)	(10,400)	—	—
Business acquisitions, net of cash acquired (Note 2)	(9,835)	—	—
Proceeds from sale of product line	—	—	9,929
Change in restricted cash	—	8,477	(8,477)
Sale of mutual funds	780	3,594	933
Proceeds from sale of land	—	—	8,634
Other, net	(4,051)	(4,182)	(4,287)

Net Cash Used In Investing Activities	(97,254)	(34,742)	(43,046)

Cash Flows From Financing Activities
Revolving debt and bank overdrafts, net	16,849	(24,082)	756
Term loan	40,000	—	30,000
Other debt borrowings	6,449	1,777	4,150
Other debt repayments	(10,427)	(16,690)	(17,507)
Dividends paid	(10,570)	(9,557)	(8,863)
Company stock repurchased	(4,906)	(1,927)	—
Stock option exercises	4,335	6,908	6,813
Excess tax benefit from stock options and awards	3,187	3,007	2,958
Other, net	(2,544)	(1,396)	(1,200)

Net Cash Provided By (Used In) Financing Activities	42,373	(41,960)	17,107

Effect of Exchange Rate Changes on Cash	1,435	521	(672)

Net Increase in Cash and Cash Equivalents	12,680	90,260	2,519
Cash and Cash Equivalents at Beginning of Year	98,518	8,258	5,739

Cash and Cash Equivalents at End of Year	$111,198	$98,518	$8,258

Supplemental Cash Flow Information
Cash payments of income taxes, net of refunds	$25,091	$28,809	$7,634
Cash payments of interest	$6,630	$6,887	$9,619

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Stepan Company

Consolidated Statements of Stockholders’ Equity

For the years ended December 31, 2010, 2009 and 2008

(Dollars in thousands)			STEPAN COMPANY SHAREHOLDERS
	Total	Comprehensive Income	Convertible Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest
Balance, January 1, 2008	$206,727	$—	$14,194	$10,457	$37,618	$(24,801)	$245	$168,338	$676
Adoption of fair value option - unrealized investment gains transition adjustment	—	—	—	—	—	—	(834)	834	—

Additional interest in Stepan China joint venture	231	—	—	—	—	—	—	—	231

Issuance of 364,000 shares of common stock under stock option plan	9,518	—	—	364	9,154	—	—	—	—

Purchase of 77,685 shares of common stock	(3,689)	—	—	—	—	(3,689)	—	—	—

Conversion of preferred stock to common stock	—	—	(433)	20	413	—	—	—	—

Stock-based compensation	3,700	—	—	—	3,700	—	—	—	—

Deferred compensation	692	—	—	—	692	—	—	—	—

Profit sharing (transfer of 16,859 shares of treasury stock)	541	—	—	—	177	364	—	—	—

Net income	37,263	37,263	—	—	—	—	—	37,172	91

Other comprehensive income:
Foreign currency translation adjustments	(21,581)	(21,581)	—	—	—	—	(21,672)	—	91

Defined benefit pension plans:
Net actuarial loss arising in period (net of taxes of $11,410)	(18,669)	(18,669)	—	—	—	—	(18,669)	—	—
Less: Amortization of prior service cost included in pension expense (net of taxes of $6)	16	16	—	—	—	—	16	—	—
Amortization of actuarial loss included in pension expense (net of taxes of $230)	367	367	—	—	—	—	367	—	—
Amortization of transitional obligation included in pension expense (net of taxes $9)	22	22	—	—	—	—	22	—	—

Net defined pension plan activity in period	(18,264)	(18,264)	—	—	—	—	(18,264)	—	—

Comprehensive income	(2,582)	(2,582)	—	—	—	—	—	—	—

Comprehensive income attributable to the noncontrolling interest	182	182	—	—	—	—	—	—	—

Comprehensive income attributable to Stepan Company	(2,764)	(2,764)	—	—	—	—	—	—	—

Cash dividends paid:
Preferred stock ($1.375 per share)	(769)	—	—	—	—	—	—	(769)	—
Common stock ($0.85 per share)	(8,094)	—	—	—	—	—	—	(8,094)	—

Non-qualified stock option income tax benefit	2,958	—	—	—	2,958	—	—	—	—

Balance, December 31, 2008	$209,233	$—	$13,761	$10,841	$54,712	$(28,126)	$(40,525)	$197,481	$1,089

Stepan Company

Consolidated Statements of Stockholders’ Equity

For the years ended December 31, 2010, 2009 and 2008

(Dollars in thousands)			STEPAN COMPANY SHAREHOLDERS
	Total	Comprehensive Income	Convertible Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest
Balance, December 31, 2008	$209,233	$—	$13,761	$10,841	$54,712	$(28,126)	$(40,525)	$197,481	$1,089
Issuance of 335,644 shares of common stock under stock option plan	8,052	—	—	336	7,716	—	—	—	—

Purchase of 99,561 shares of common stock	(4,466)	—	—	—	—	(4,466)	—	—	—

Conversion of preferred stock to common stock	—	—	(101)	6	95	—	—	—	—

Stock-based compensation	4,754	—	—	46	4,708	—	—	—	—

Deferred compensation	689	—	—	—	689	—	—	—	—

Profit sharing (transfer of 27,372 shares of treasury stock)	981	—	—	—	340	641	—	—	—

Net income	63,103	63,103	—	—	—	—	—	63,049	54

Other comprehensive income:
Foreign currency translation adjustments	12,595	12,595	—	—	—	—	12,596	—	(1)

Defined benefit pension plans:
Net actuarial gain arising in period (net of taxes of $1,216)	1,184	1,184	—	—	—	—	1,184	—	—
Less: Amortization of prior service cost included in pension expense (net of taxes of $5)	12	12	—	—	—	—	12	—	—
Amortization of actuarial loss included in pension expense (net of taxes of $498)	822	822	—	—	—	—	822	—	—
Amortization of transitional obligation included in pension expense (net of taxes $7)	18	18	—	—	—	—	18	—	—

Net defined pension plan activity in period	2,036	2,036	—	—	—	—	2,036	—	—

Comprehensive income	77,734	77,734	—	—	—	—	—	—	—

Comprehensive income attributable to the noncontrolling interest	53	53	—	—	—	—	—	—	—

Comprehensive income attributable to Stepan Company	77,681	77,681	—	—	—	—	—	—	—

Cash dividends paid:
Preferred stock ($1.375 per share)	(755)	—	—	—	—	—	—	(755)	—
Common stock ($0.90 per share)	(8,802)	—	—	—	—	—	—	(8,802)	—

Non-qualified stock option and stock award income tax benefit	3,007	—	—	—	3,007	—	—	—	—

Balance, December 31, 2009	$290,427	$—	$13,660	$11,229	$71,267	$(31,951)	$(25,893)	$250,973	$1,142

Stepan Company

Consolidated Statements of Stockholders’ Equity

For the years ended December 31, 2010, 2009 and 2008

(Dollars in thousands)			STEPAN COMPANY SHAREHOLDERS
	Total	Comprehensive Income	Convertible Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest
Balance, December 31, 2009	$290,427	$—	$13,660	$11,229	$71,267	$(31,951)	$(25,893)	$250,973	$1,142
Issuance of 187,254 shares of common stock under stock option plan	5,006	—	—	187	4,819	—	—	—	—

Acquisition of controlling interest in Stepan Philippines, Inc	2,090	—	—	—	—	—	—	—	2,090

Purchase of 125,035 shares of common stock, net of re-issuances	(7,155)	—	—	—	—	(7,155)	—	—	—

Conversion of preferred stock to common stock	—	—	(658)	30	628	—	—	—	—

Stock-based compensation	3,789	—	—	66	3,723	—	—	—	—

Deferred compensation	228	—	—	—	228	—	—	—	—

Net income	65,591	65,591	—	—	—	—	—	65,427	164

Other comprehensive income:
Foreign currency translation adjustments	2,585	2,585	—	—	—	—	2,401	—	184

Defined benefit pension plans:
Net actuarial loss arising in period (net of taxes of $2,349)	(3,618)	(3,618)	—	—	—	—	(3,618)	—	—
Less: Amortization of prior service cost included in pension expense (net of taxes of $6)	13	13	—	—	—	—	13	—	—
Amortization of actuarial loss included in pension expense (net of taxes of $866)	1,479	1,479	—	—	—	—	1,479	—	—
Amortization of transitional obligation included in pension expense (net of taxes $8)	19	19	—	—	—	—	19	—	—

Net defined pension plan activity in period	(2,107)	(2,107)	—	—	—	—	(2,107)	—	—

Comprehensive income	66,069	66,069	—	—	—	—	—	—	—

Comprehensive income attributable to the noncontrolling interest	348	348	—	—	—	—	—	—	—

Comprehensive income attributable to Stepan Company	65,721	65,721	—	—	—	—	—	—	—

Cash dividends paid:
Preferred stock ($1.375 per share)	(747)	—	—	—	—	—	—	(747)	—
Common stock ($0.98 per share)	(9,823)	—	—	—	—	—	—	(9,823)	—
Non-qualified stock option and stock award income tax benefit	3,187	—	—	—	3,187	—	—	—	—

Balance, December 31, 2010	$353,071	$—	$13,002	$11,512	$83,852	$(39,106)	$(25,599)	$305,830	$3,580

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements

For the years ended December 31, 2010, 2009 and 2008

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all wholly and majority-owned subsidiaries in which the Company exercises controlling influence. The equity method is used to account for investments in which the Company exercises significant but noncontrolling influence. See Joint Ventures below. All intercompany balances and transactions have been eliminated in consolidation.

Joint Ventures

The Company is a partner in three joint ventures: Nanjing Stepan Jinling Chemical Limited Liability Company (“Stepan China”) in Nanjing, China; Stepan Philippines, Inc. (“SPI”) in Bauan, Batangas, Philippines; and TIORCO, LLC in Denver, Colorado. Stepan China was formed to manufacture the Company’s aromatic polyester polyols for China’s domestic market. In May 2008, the Company increased its controlling ownership interest in Stepan China from 55 percent to 80 percent. See Note 22. The Company includes Stepan China’s accounts in its consolidated financial statements, and the joint venture partner’s interests in Stepan China’s income and net assets are reported in the noncontrolling interest lines of the consolidated statements of income and balance sheets, respectively.

SPI owns and operates a manufacturing facility, which produces surfactants that are sold in the Philippines, Southeast Asia and other countries. On July 19, 2010, the Company acquired controlling interest in SPI, raising its ownership interest to 88.8 percent from 50 percent. See Note 2. Prior to July 19, 2010, the Company’s investment in SPI was accounted for under the equity method and was included in the other non-current assets line on the consolidated balance sheets. The Company’s share of SPI’s net earnings was included in the loss from equity in joint ventures line of the consolidated statements of income. Since July 19, 2010, the Company has included SPI’s accounts in its consolidated financial statements, and the joint venture partner’s interests in SPI’s income and net assets are reported in the noncontrolling interest lines of the consolidated statements of income and balance sheets, respectively.

In September 2008, the Company entered into an agreement with Nalco Company (Nalco) to form a joint venture, TIORCO, LLC, that markets chemical solutions for increased production of crude oil and natural gas from existing fields. The joint venture is equally owned and controlled by the Company and Nalco. The Company’s investment in TIORCO, LLC is accounted for using the equity method and is included in the other non-current assets line on the consolidated balance sheets. The Company’s share of TIORCO, LLC’s net earnings is included in the loss from equity in joint ventures line of the consolidated statements of income.

Noncontrolling Interests

Noncontrolling interests are reported in the balance sheet as a component of stockholders’ equity, separate from the parent company’s equity. In the statement of income, net income is reported on a consolidated basis that includes amounts attributable to the parent and the noncontrolling interest.

Cash and Cash Equivalents

The Company considers all highly liquid investments with purchased maturities of three months or less to be cash equivalents.

At December 31, 2010, the Company’s cash and cash equivalents totaled $111.2 million, including $77.0 million in two separate U.S. money market funds, each of which was rated AAA by Standard and Poor’s and Aaa by Moody’s. Cash in U.S. demand deposit accounts totaled $15.6 million and cash of the Company’s non-U.S. subsidiaries held outside the U.S. totaled $18.6 million as of December 31, 2010.

Receivables and Credit Risk

Receivables are stated net of allowances for doubtful accounts and other allowances and include primarily trade receivables, as well as nontrade receivables from suppliers, governmental tax agencies and others.

The Company is exposed to credit risk on accounts receivable balances. This risk is mitigated by the Company’s large, diverse customer base, which is dispersed over various geographic regions and industrial sectors. No single customer comprised more than 10 percent of the Company’s consolidated net sales in 2010, 2009 or 2008.

The Company maintains provisions for potential credit losses. Losses have historically been within the Company’s expectations. Specific customer provisions are made when a review of customer creditworthiness and current economic conditions indicate that collection is doubtful. In addition, the Company maintains a general provision in a percentage range of total trade receivables. The general provision range is periodically reviewed and adjusted based on relevant macroeconomic risk factors, including business bankruptcy rates, as well as the Company’s historical collection experience.

The Company also maintains provisions for allowances to active customers that occur in the normal course of business. Such provisions are based on historical averages for similar allowances as well as trade receivable levels.

Below is an analysis of the allowance for doubtful accounts and other accounts receivable allowances for the years ended December 31, 2010, 2009 and 2008:

(In thousands)	2010	2009	2008

Balance at beginning of year	$6,762	$5,247	$3,443
Provision charged (credited) to income	(108)	2,232	2,474
Accounts written off, net of recoveries	(509)	(717)	(670)

Balance at end of year	$6,145	$6,762	$5,247

Inventories

Inventories are valued at cost, which is not in excess of market value, and include material, labor and plant overhead costs. The last-in, first-out (LIFO) method is used to determine the cost of the Company’s U.S. inventories. The first-in, first-out (FIFO) method is used for all other inventories. Inventories priced at LIFO as of December 31, 2010 and 2009, amounted to 66 and 70 percent of total inventories, respectively.

Property, Plant and Equipment

Depreciation of physical properties is provided on a straight-line basis over the estimated useful lives of the assets. Lives used for calculating depreciation are generally 30 years for buildings and 15 years for building improvements. For assets classified as machinery and equipment, lives generally used for calculating depreciation expense are from 10 to 15 years for manufacturing equipment, five to 10 years for furniture and fixtures, three to five years for vehicles and three to 10 years for computer equipment and software. Manufacturing of chemicals is capital intensive with over 90 percent of the assets included in machinery and equipment representing manufacturing equipment. Major renewals and betterments are capitalized in the property accounts, while maintenance and repairs ($36,912,000, $37,946,000, and $35,170,000 in 2010, 2009 and 2008, respectively), which do not renew or extend the life of the respective assets, are charged to operations as incurred. The cost of property retired or sold and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in income.

Included in the computer equipment and software component of machinery and equipment are costs related to the acquisition and development of internal-use software. Capitalized costs include external direct costs of materials and services consumed in obtaining and developing the software. For development projects where major internal resources are committed, payroll and payroll-related costs incurred during the application development phase of the project are also capitalized. The capitalized costs are amortized over the useful lives of the software, which are generally three to 10 years. Costs incurred in the preliminary project phase are expensed.

Interest charges on borrowings applicable to major construction projects are capitalized.

Operating assets are tested for impairment when events indicate that an impairment may have occurred.

Fair Value Measurements

U.S. generally accepted accounting principles (GAAP) define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Furthermore, GAAP establishes a framework, in the form of a three-level hierarchy, for measuring fair value that prioritizes the inputs to valuation techniques used to measure fair value. The following describes the hierarchy levels:

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

The Company applies the fair value measurement provisions of GAAP to the financial assets and liabilities carried at fair value on its consolidated balance sheets (see Note 3), its debt for disclosure purposes (also Note 7) and its pension plan assets (see Note 14).

The Company also applies the fair value measurement requirements to nonrecurring fair value measurements of nonfinancial assets and liabilities such as goodwill, intangible assets and other long-lived assets recorded in conjunction with business combinations and as part of impairment reviews for goodwill and long-lived assets.

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

Operating Expenses

Marketing expense comprises salary and the related fringe benefit expenses for marketing and sales personnel and operating costs, such as outside agent commissions, automobile rental and travel-related expenses, which support the sales and marketing functions. Bad debt charges and any depreciation expenses related to marketing assets (e.g., computers) are also classified as marketing expense.

Administrative expense comprises salary and the related fringe benefit expenses and operating costs for the Company’s various administrative functions, which include information services, finance, legal, and human resources. Compensation expense related to the Company’s deferred compensation plans and legal and environmental remediation expenses are also classified as administrative expense.

The Company’s research and development costs are expensed as incurred. These expenses are aimed at discovery and commercialization of new knowledge with the intent that such effort will be useful in developing a new product or in bringing about a significant improvement to an existing product or process. Total research and development expenses were $24,218,000, $23,441,000 and $22,071,000 in 2010, 2009 and 2008, respectively. The remainder of research, development and technical service expenses reflected on the consolidated statements of income relates to technical services, which include routine product testing, quality control and sales support service.

Operating expenses for 2008 included a $9,929,000 gain on the sale of the Company’s commodity polyurethane systems product lines and an $8,469,000 gain on the sale of land at the Company’s Millsdale manufacturing site.

Environmental Expenditures

Environmental expenditures that relate to current operations are expensed in cost of sales or capitalized as appropriate. Expenditures that mitigate or prevent environmental contamination and that benefit future operations are capitalized. Capitalized expenditures are depreciated generally utilizing a 10 year life. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed to administrative expense. Liabilities are recorded when environmental assessments and/or remedial efforts are probable and the cost or range of possible costs can be reasonably estimated. When no amount within the range is a better estimate than any other amount, the minimum is accrued. Some of the factors on which the Company bases its estimates include information provided by feasibility studies, potentially responsible party negotiations and the development of remedial action plans. Because reported liabilities are recorded based on estimates, actual amounts could significantly differ from those estimates. Legal costs related to environmental matters are expensed as incurred (see Note 17 for environmental contingencies).

Goodwill and Other Intangible Assets

Intangible assets include patents, agreements not to compete, trademarks, customer lists, technological and manufacturing know-how and goodwill, all of which were acquired as part of business or product line acquisitions. The Company separately identifies intangible assets other than goodwill and amortizes them in accordance with their useful lives, generally ranging from five to 15 years. Goodwill is not amortized. Goodwill is tested for impairment in the second quarter of each calendar year or more frequently if an event indicates that impairment may have occurred. Finite life intangible assets are tested for impairment when events indicate that impairment may have occurred. For more details see Note 5.

Income Taxes

The provision for income taxes includes federal, foreign, state and local income taxes currently payable and those deferred because of temporary differences between the financial statement and tax bases of assets and liabilities. Deferred tax assets or liabilities are computed by applying enacted marginal tax rates to differences between the financial statement and income tax bases of assets and liabilities. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Deferred income tax expenses or credits are based on the period-to-period changes in the asset or liability.

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

Translation of Foreign Currencies

Assets and liabilities of consolidated foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at year end. The resulting translation adjustments are included in stockholders’ equity. Revenues and expenses for the consolidated foreign subsidiaries are translated at average exchange rates prevailing during the year. Gains or losses on foreign currency transactions are reflected in the other, net caption of the consolidated statements of income. The foreign exchange gains recognized by year were $107,000 in 2010, $189,000 in 2009 and $1,070,000 in 2008.

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

Earnings Per Share

Basic earnings per share amounts are computed based on the weighted-average number of common shares outstanding. Net income used in computing basic earnings per share is net income attributable to the Company reduced by dividends paid to preferred stockholders. Diluted earnings per share amounts are based on the weighted-average number of common shares outstanding plus the increased number of common shares that would be outstanding assuming the exercise of certain outstanding stock options (under the treasury stock method), the conversion of the convertible preferred stock (when such conversion would have the effect of reducing earnings per share), and contingent stock awards that are part of incentive stock-based compensation program (see Note 19).

Comprehensive Income and Accumulated Other Comprehensive Income

Comprehensive income includes net income and all other non-owner changes in equity that are not reported in net income. Comprehensive income is disclosed in the consolidated statements of stockholders’ equity.

Accumulated other comprehensive loss attributable to the Company as reported in the consolidated balance sheets at December 31, 2010 and 2009, comprised the following:

(Dollars in thousands)	December 31
	2010	2009

Foreign currency translation gains	$3,485	$1,084

Pension liability adjustments (net of income taxes of $17,537 in 2010 and $16,068 in 2009)	(29,084)	(26,977)

Total accumulated other comprehensive loss	$(25,599)	$(25,893)

Segment Reporting

The Company reports financial and descriptive information about its reportable operating segments. Operating segments are components of the Company that have separate financial information that is regularly evaluated by the chief operating decision maker to assess segment performance and allocate resources. The Company discloses segment revenue, operating income, assets, capital expenditures and depreciation and amortization expenses. Enterprise-wide financial information about the revenues derived from the Company’s products, the geographic locations in which the Company earns revenues and holds assets is also disclosed (see Note 18).

Derivative Instruments

Derivative instruments are recognized on the balance sheet as either an asset or a liability measured at fair value. For derivative instruments that are not designated as hedging instruments, changes in the fair values of the derivative instruments are recognized currently in earnings. See Note 4 for details regarding the Company’s use of derivative instruments that are not designated as hedges. For derivative instruments designated as hedging instruments, depending on the nature of the hedge, changes in the fair values of the derivative instruments are either offset in earnings against changes in the fair values of the hedged items or recognized in accumulated other comprehensive income until the hedged transaction is recognized in earnings. At the time a hedging relationship is designated, the Company establishes the method it will use for assessing the effectiveness of the hedge and the measurement approach for determining the ineffective aspect of the hedge. The Company held no derivative instruments designated as hedges for the years ended December 31, 2010 and 2009. For the year ended, December 31, 2008, the Company’s use of derivative instruments designated as hedges was insignificant. Company policy prohibits the use of derivative instruments for trading or speculative purposes.

At December 31, 2010, the Company held open forward contracts for the purchase of 1.1 million dekatherms of natural gas in 2011 at a cost of $6,204,000 and contracts to purchase approximately 24,000 megawatt hours of electricity in 2011 at a cost of $1,853,000 and 24,000 megawatts of electricity in 2012 at a cost of $1,782,000. The Company uses forward purchase contracts to minimize its exposure to volatile natural gas and electric prices. Because the Company anticipates taking delivery of the gas and electricity for use in its operations, the contracts qualify for the normal purchase exception provided under the accounting rules for derivative instruments. As a result, the contracts are not accounted for as derivative instruments. The costs of the natural gas and electricity are charged to expense at the time the gas and electricity are delivered and used.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued amendments to the accounting rules for variable interest entities (VIEs), which are intended to improve financial reporting by providing additional guidance to companies involved with VIEs and by requiring additional disclosures about a company’s involvement in VIEs. These amendments were effective for interim and annual periods beginning after November 15, 2009. After considering the provisions of the VIE amendments, the Company concluded that none of the unconsolidated entities in which the Company holds an ownership interest were required to be treated as VIEs. Therefore, adoption of these amendments did not have an effect on the Company’s financial position, results of operations or cash flows.

In December 2010, the FASB issued Accounting Standards Update No. 2010-29, “Business Combinations (Topic 805): Disclosures of Supplementary Pro Forma Information for Business Combinations” (ASU 2010-29), which specifies that pro forma disclosures for business combinations are to be reported as if the business combinations that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period. The pro forma disclosures must also include a description of material, nonrecurring pro forma adjustments. ASU 2010-29 is effective for business combinations with an acquisition date of January 1, 2011 or later. The Company will apply the pro forma requirements for any business combinations it enters into on or subsequent to the effective date. Adoption of the new requirement will not have an effect on the Company’s financial position, results of operations or cash flows.

2. Acquisitions

Asset acquisition

On July 2, 2010, the Company purchased the manufacturing assets of Peter Cremer GmbH located on Jurong Island in Singapore. The purchase price of the manufacturing assets was $10.4 million, which the Company paid from available cash. The Company plans to install methyl esters fractionation capability on the site. Methyl esters are a core building block of the Company’s surfactants segment, and the acquisition of the Jurong Island manufacturing assets provides the Company an opportunity to reach its global customer base with methyl esters and value added derivatives made from tropical oils available in the region. The Company plans for the site to begin methyl esters production in the second quarter of 2012.

Business acquisitions

On July 15, 2010, the Company’s Stepan Europe subsidiary acquired 100 percent of the shares of Alfa Systems Sp. z o.o. (Alfa Systems). The purchase included a plant in Brzeg Dolny, Poland, which specializes in the manufacture of aromatic polyester polyols from the recycled polyethylene telephthalate (PET). Polyester polyols are the most significant component of the Company’s polymers segment. The acquisition of Alfa Systems provides the Company with manufacturing capability in Eastern Europe and the ability to economically and effectively serve customers in this region. As of the acquisition date, the new entity became a part of the Company’s polymers reportable segment.

The total purchase price of the acquisition was approximately $11.8 million (€9.1 million). The Company paid approximately $8.5 million (€6.6 million) at the time of acquisition. An additional $3.3 million (€2.5 million) in contingent consideration may be paid pending the outcome of certain contractual adjustments. Approximately $1.6 million of the contingent consideration was recognized at the time of acquisition. The contingent consideration arrangements were as follows:

•

Environmental remediation – See the ‘Poland Manufacturing Site’ discussion included in Note 17, Contingencies. No amount related to the environmental remediation arrangement in the purchase agreement was recognized as contingent consideration.

•

Nonspecific claims – Potential additional consideration of up to $1.6 million if no additional claims relating to pre-acquisition activity arise over the two years following the acquisition. The Company recognized the entire $1.6 million of this arrangement as consideration.

•

Working capital balance – Potential additional consideration of up to $0.6 million depending on the amount by which the audited working capital balance at the time of acquisition deviated from the agreed upon working capital in the purchase agreement. The Company recognized under $0.1 million as consideration for the working capital arrangement, which was finalized in December 2010.

In addition to the purchase price paid, the Company incurred $0.7 million of acquisition-related costs, including legal, consulting and accounting expenses. These costs were reflected in administrative expenses on the Company’s statement of income.

The Alfa Systems acquisition was accounted for as a business combination and, accordingly, the assets acquired and liabilities assumed as part of the acquisition were measured and recorded at their estimated fair values. The following table summarizes the assets acquired and liabilities assumed:

(Dollars in thousands)	July 15, 2010
Assets:
Current assets	$1,188
Property, plant and equipment	11,208
Inventory	893
Identifiable intangible assets	649
Goodwill	925
Other assets	49

Total assets acquired	$14,912

Liabilities:
Current liabilities	$4,735
Non-current liabilities	71

Total liabilities assumed	$4,806

Net assets acquired	$10,106

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

The current liabilities amount included the assumed environmental contingent liability of $1.1 million discussed in the ‘Poland Manufacturing Site’ section of Note 17. The Company continues to evaluate the purchase price allocation, including the estimate of the environmental obligation, which may result in an adjustment to the recorded amount of goodwill.

The post-acquisition financial results for the new subsidiary, which were included in the Company’s consolidated financial statements for the year ended December 31, 2010, were insignificant. Pro forma financial information has not been included because revenues and earnings of the Company’s consolidated entity would not have been significantly different than reported had the acquisition date been January 1, 2008.

On July 19, 2010, the Company acquired controlling interest in the Company’s Stepan Philippines, Inc. (SPI) joint venture, raising the Company’s ownership interest in the venture from 50 percent to 88.8 percent. SPI produces laundry and cleaning products, fabric softeners and functional surfactants for the Philippines and other global markets. The increase in SPI ownership will allow the Company to further diversify the product offering at the Philippines location and capitalize on synergies with the manufacturing facility being developed in Singapore. As of the date controlling interest was obtained, SPI became a part of the Company’s surfactants reportable segment.

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

In addition to the purchase price paid, the Company incurred $0.1 million of acquisition-related costs, including consulting and legal expenses. These costs were reflected in administrative expenses on the Company’s statement of income.

The acquisition of controlling interest in SPI was accounted for as a business combination and, accordingly, the assets acquired and liabilities assumed as part of the acquisition were measured and recorded at their estimated fair values. The following table summarizes the assets acquired and liabilities assumed:

(Dollars in thousands)	July 19, 2010
Assets:
Current assets	$12,841
Property, plant and equipment	18,685
Inventory	3,232
Identifiable intangible assets	1,200
Goodwill	1,101
Other assets	167

Total assets acquired	$37,226

Liabilities:
Current liabilities	$8,466
Non-current liabilities	9,973

Total liabilities assumed	$18,439

Net assets acquired	$18,787
Less noncontrolling interest in SPI	(2,090)

Net assets less noncontrolling interest	$16,697

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

Because the purchase transaction moved the Company from noncontrolling interest in SPI to controlling interest, the Company revalued the original 50 percent investment in SPI to its acquisition-date fair value. The fair value of the Company’s original interest in SPI was estimated to be $7.1 million. As a result of this transaction, the Company recorded a $0.7 million gain, which was reported in the equity from joint ventures line in the statement of income for the year ended December 31, 2010. The fair value of the original interest in SPI was estimated by applying the income approach. The estimate was based on significant inputs that were not observable in the market, making the fair value calculation a Level 3 measurement as defined by generally accepted accounting principles in the U.S.

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

The post-acquisition financial results for SPI, which were included in the Company’s consolidated financial statements for the year ended December 31, 2010, were insignificant. Pro forma financial information has not been included because revenues and earnings of the Company’s consolidated entity would not have been significantly different than reported had the acquisition date been January 1, 2008.

3. Financial Instruments

The following are the financial instruments held by the Company at December 31, 2010 and 2009, and descriptions of the methods and assumptions used to estimate the instruments’ fair values:

Cash and cash equivalents

Carrying value approximated fair value because of the short maturity of the instruments.

Derivative assets and liabilities

Derivative assets and liabilities included the foreign currency exchange and forward electric contracts discussed in Note 4. Fair value and carrying value were the same because the contracts were recorded at fair value. The fair value of the foreign currency contracts was calculated as the difference between the present value of the forward foreign exchange rate at the reporting date and the contracted foreign exchange rate multiplied by the contracted notional amount. The Company held no derivative forward electric contracts at December 31, 2010. For 2009, the fair value of the electric contracts was calculated by applying the December 31, 2009, market rate for contracts of similar terms to the open electric quantities. See the table that follows these financial instrument descriptions for the reported fair values of derivative assets and liabilities.

Long-term investments

Long-term investments comprised the mutual fund assets the Company holds to fund a portion of its deferred compensation liabilities. Fair value and carrying value were the same because the mutual fund assets were recorded at fair value in accordance with the 2008 fair value election of the Company made under the FASB’s fair value option rules. Fair values for the mutual funds were calculated using the published market price per unit at the reporting date multiplied by the number of units held at the reporting date. See the table that follows these financial instrument descriptions for the reported fair value of long-term investments.

For the year ended December 31, 2010, the Company recognized $1,376,000 of unrealized gains on the mutual fund assets compared to $3,240,000 of unrealized gains on the mutual fund assets for the year ended December 31, 2009 and $4,999,000 of unrealized losses for the year ended December 31, 2008. The unrealized gains/losses were recorded in the other, net line of the consolidated statements of income.

Debt obligations

The Company’s primary source of long-term debt financing is unsecured private placement notes with fixed interest rates and maturities. The fair value of fixed interest rate debt comprised the combined present values of scheduled principal and interest payments for each of the various loans, individually discounted at rates equivalent to those which could be obtained by the Company for new debt issues with durations equal to the average life to maturity of each loan. The discount rates were based on applicable duration U.S. Treasury rates plus market interest rate spreads to borrowers with credit ratings equivalent to those of the Company. The fair values of the Company’s fixed-rate debt at December 31, 2010 and 2009, including current maturities, was estimated to be $122,044,000 and $78,545,000, respectively, compared to carrying values of $113,359,000 and $73,896,000, respectively.

Debt also included $27,000,000 for an unsecured term loan that carries a variable interest rate of LIBOR plus a spread of 125 basis points as of December 31, 2010. The current market spread over LIBOR for entities with credit ratings similar to the Company’s is approximately 225 basis points. Using the current market spread to discount the scheduled principal and interest payment outflows calculated under the contractual spread, the Company estimated the fair value of the variable interest unsecured term loan at December 31, 2010, at approximately $26,390,000 compared to a carrying value of $27,000,000. At December 31, 2009, the fair value of the variable interest unsecured term loan was $26,929,000 compared to a carrying value of $28,500,000.

Also included in debt as of December 31, 2010 was $8,805,000 of term debt of the Company’s Philippine subsidiary, comprised of two bank loans guaranteed by the Company. Using the current market spread for loans to companies with credit ratings similar to the Company’s to discount the scheduled principal and interest payment outflows calculated under the contractual spreads, the Company estimates the combined fair value of these variable interest secured term loans at December 31, 2010, to be approximately $9,028,000 versus a carrying value of $8,805,000.

The fair values of the remaining Company debt obligations approximated their carrying values due to either the short-term nature of the debt or the close proximity of the start of the financing transaction to the December 31, 2010, measurement date.

The following tables present financial assets and liabilities measured at fair value as of December 31, 2010 and December 31, 2009 and the level within the fair value hierarchy in which the fair value measurements fell:

(Dollars in thousands)	December 2010	Level 1	Level 2	Level 3

Mutual fund assets	$11,904	$11,904	$—	$—
Derivative assets: (1)
Foreign currency contracts	30	—	30	—

Total assets at fair value	$11,934	$11,904	$30	$—

Derivative liabilities: (2)
Foreign currency contracts	$43	$—	$43	$—

Total liabilities at fair value	$43	$—	$43	$—

(Dollars in thousands)	December 2009	Level 1	Level 2	Level 3

Mutual fund assets	$10,539	$10,539	$—	$—
Derivative assets: (1)
Foreign currency contracts	3	—	3	—

Total assets at fair value	$10,542	$10,539	$3	$—

Derivative liabilities: (2)
Foreign currency contracts	$244	$—	$244	$—
Forward electric contracts	893	—	893	—

Total liabilities at fair value	$1,137	$—	$1,137	$—

(1)	Included in the receivables, net line in the condensed consolidated balance sheets.
(2)	Included in the accounts payable line in the condensed consolidated balance sheets.

4. Derivative Instruments

The Company is exposed to certain risks relating to its ongoing business operations. The primary risk managed by the use of derivative instruments is foreign currency exchange risk. Specifically, the Company holds forward foreign currency exchange contracts that are not designated as any type of accounting hedge, as defined by U.S. generally accepted accounting principles. The Company uses these contracts to manage its exposure to exchange rate fluctuations on certain Company subsidiary accounts payable and accounts receivable balances that are denominated in currencies other than the entities’ functional currencies. The forward foreign exchange contracts are recognized on the balance sheet as either an asset or a liability measured at fair value. Gains and losses arising from recording the foreign exchange contracts at fair value are reported in earnings as offsets to the losses and gains reported in earnings arising from the remeasurement of the accounts payable and accounts receivable balances into the applicable functional currencies. At December 31, 2010 and 2009, the Company had open forward foreign currency exchange contracts, all with expiration dates of three months or less, to buy or sell foreign currencies with a U.S. dollar equivalent of $25,014,000 and $30,332,000, respectively.

At December 31, 2009, the Company also held open forward electric contracts to purchase 107,000 megawatts of electricity at fixed prices in 2010. The Company entered into the contracts to help manage the volatile cost of electricity. The electric contracts were not designated as accounting hedges and did not qualify for the normal purchase exception. No such electric contracts were open at December 31, 2010.

See Note 3 for the fair values and line item presentations of derivative instruments reported in the December 31, 2010 and 2009 consolidated balance sheets.

Derivative instrument gains and losses reported in the consolidated income statements for the years ended December 31, 2010, 2009 and 2008, are displayed in the table below.

(Dollars in thousands)	Income Statement
Derivative Instrument	Line Item	Gain / (Loss)
		2010	2009	2008

Foreign Currency Contracts	Other, net	$444	$2,178	$566
Forward Electric Contracts	Cost of Sales	$893	$(893)	—

5. Goodwill and Other Intangible Assets

The changes in carrying value of goodwill for the years ended December 31, 2010 and 2009 are as follows:

	Surfactants Segment		Polymer Segment		Total
	2010	2009	2010	2009	2010	2009
Balance as of January 1
Goodwill	$7,969	$7,877	$—	$—	$7,969	$7,877
Accumulated impairment losses	(3,467)	(3,467)	—	—	(3,467)	(3,467)

	4,502	4,410	—	—	4,502	4,410

Goodwill acquired (1)	1,101	—	925	—	2,026	—

Foreign currency translation	136	92	53	—	189	92

Balance as of December 31
Goodwill	9,206	7,969	978	—	10,184	7,969
Accumulated impairment losses	(3,467)	(3,467)	—	—	(3,467)	(3,467)

	$5,739	$4,502	$978	—	$6,717	$4,502

(1)	See Note 2 for information regarding the goodwill acquired in business combinations.

The Company tests its goodwill balances for impairment in the second quarter of each calendar year. The 2010, 2009 and 2008 tests indicated no impairment of goodwill.

The following table reflects the components of all other intangible assets, which all have finite lives, as of December 31, 2010 and 2009. The year-to-year changes in gross carrying values resulted from the 2010 acquisitions disclosed in Note 2 and the effects of currency translation.

(In thousands)	Gross Carrying Value		Accumulated Amortization
	December 31		December 31
	2010	2009	2010	2009
Other Intangible Assets:
Patents	$2,000	$2,000	$1,667	$1,533
Trademarks	5,555	5,539	4,716	4,368
Customer lists	6,499	5,254	4,868	4,636
Know-how (a)	8,811	8,543	7,169	6,578
Non-compete agreements	1,267	909	455	199

Total	$24,132	$22,245	$18,875	$17,314

(a)	Know-how includes intellectual property rights covering proprietary information, written formulae, trade secrets or secret processes, inventions and developmental products (whether patentable or not), discoveries, improvements, compositions, manufacturing processes, manuals, specifications and technical data.

Aggregate amortization expense for the years ended December 31, 2010, 2009 and 2008, was $1,549,000, $1,427,000 and $1,294,000, respectively. Estimated amortization expense for identifiable intangibles assets for each of the five succeeding fiscal years is as follows:

(In thousands)
For year ended 12/31/11	$1,735
For year ended 12/31/12	$1,707
For year ended 12/31/13	$921
For year ended 12/31/14	$183
For year ended 12/31/15	$160

6. Inventories

The composition of inventories at December 31, 2010 and 2009, was as follows:

	December 31
(Dollars in thousands)	2010	2009
Finished products	$62,685	$45,842
Raw materials	33,867	28,851

Total inventories	$96,552	$74,693

Inventories are primarily priced using the last-in, first-out (LIFO) inventory valuation method. If the first-in, first-out (FIFO) inventory valuation method had been used for all inventories, inventory balances would have been approximately $34,280,000 and $24,182,000 higher than reported at December 31, 2010 and 2009, respectively. In 2009, a reduction of U.S. inventories resulted in the liquidation of previous years’ LIFO inventory quantities. The effect of the liquidation was a $799,000 reduction in 2009 pretax profits.

7. Debt

Debt comprised the following at December 31, 2010 and 2009:

(Dollars in thousands)		December 31
	Maturity Dates	2010	2009
Unsecured private placement notes
5.88%	2016-2022	$40,000	$—
5.69%	2012-2018	40,000	40,000
6.86%	2011-2015	21,428	25,714
6.59%	2011-2012	5,454	8,182

Unsecured bank term loan	2011-2013	27,000	28,500
Build-to-suit obligation	2011-2030	11,384	—
Debt of foreign subsidiaries
Secured bank term loans, foreign currency	2011-2015	8,156	776
Secured bank term loan, U.S. dollars	2011-2014	7,000	—
Other loans, foreign currency	2011-2015	18,142	912
Seller note, foreign currency	2011-2013	13,008	—

Total debt		$191,572	$104,084
Less current maturities		31,609	10,173

Long-term debt		$159,963	$93,911

The majority of the Company’s long-term debt financing is composed of unsecured private placement notes issued to insurance companies, totaling $106,882,000 as of December 31, 2010. These notes are denominated in U.S. dollars and have fixed interest rates ranging from 5.69 percent to 6.86 percent. At inception, these notes had final maturities of 13 to 15 years with remaining amortization scheduled from 2011 to 2022.

The Company has a $60,000,000 U.S. revolving credit agreement scheduled to expire in August 2013. The Company also maintains standby letters of credit under its workers’ compensation insurance agreements and for other purposes, as needed from time to time, which are issued under the revolving credit agreement. As of December 31, 2010, the Company had outstanding letters of credit totaling $2,612,000 and no outstanding debt under this agreement. There was $57,388,000 available under the revolving credit agreement as of December 31, 2010.

During 2010, the Company had no domestic revolver borrowings. The U.S. revolving credit agreement contains three interest rate options from which the Company may choose: 1) LIBOR plus spreads ranging from 1.70 percent to 2.50 percent, depending on the Company’s leverage ratio, 2) the prime rate or 3) market rates in effect from time to time. This agreement requires a facility fee ranging from 0.30 percent to 0.50 percent, which also depends on the leverage ratio.

The Company also carries an unsecured term loan with three U.S. banks. This loan matures in 2013 with remaining amortization of $1,500,000 per year in 2011 through 2012 and $24,000,000 in 2013. This agreement contains two interest rate options from which the Company may choose: 1) LIBOR plus spreads ranging from 1.70 percent to 2.50 percent, depending on the Company’s leverage ratio or 2) the prime rate plus spreads ranging from 0.70 percent to 1.50 percent.

On January 19, 2010, the Company entered into a build-to-suit lease agreement for the construction of a warehouse at its Millsdale (Joliet), Illinois, manufacturing site. For accounting purposes, the Company was considered the owner of the asset during the construction period. At the end of construction, the Company had an asset and a financial obligation recorded on its financial statements. Payments for the obligation commenced in October 2010 and continue through September 2030. The Company has the right to purchase the warehouse within the first 10 years of the agreement.

During 2010, debt of the Company’s foreign subsidiaries increased by $44,618,000. Of this increase, $23,684,000 occurred in Europe to fund capital expenditures, an acquisition, and working capital requirements. As of December 31, 2010, European debt included a bank term loan for $6,351,000, which matures in 2015 and bears a fixed interest rate of 2.15 percent. Debt in Europe also included short-term borrowings of $18,115,000 as of December 31, 2010, with variable interest rates of 90-day EURIBOR plus spreads ranging from 0.30 and 0.50 percent. Debt in Singapore included $13,008,000 for a seller note for the purchase of capital assets. This seller note bears a fixed interest rate of 4.00 percent, has repayments scheduled through 2013, and is guaranteed by the Company. As a result of the consolidation of the Philippine joint venture, Company debt also included $8,805,000 comprised of two bank term loans with quarterly amortization through 2014 and which are guaranteed by the Company. One of these term loans, for $7,000,000, has a variable interest rate of 90-day LIBOR plus a spread of 3.50 percent. The other term loan, for $1,805,000 in local currency, bears a variable interest rate comprised of a base rate and a spread of 5.25 percent. The balance of the Company’s foreign debt is secured only by the assets of the respective entities.

The Company’s loan agreements in the U.S., France, and the Philippines contain provisions, which, among others, require maintenance of certain financial ratios and place limitations on additional debt, investments and payment of dividends. The Company was in compliance with all of its loan agreements as of December 31, 2010. Unrestricted retained earnings were $138,727,000 and $95,653,000 at December 31, 2010 and 2009, respectively.

Debt at December 31, 2010, matures as follows: $31,609,000 in 2011; $20,706,000 in 2012; $47,380,000 in 2013; $13,028,000 in 2014; $11,255,000 in 2015 and $67,594,000 after 2015. Debt maturing in 2011 includes $13,494,000 of scheduled repayments under long-term debt agreements and $18,115,000 of debt of foreign subsidiaries under short-term working capital loans. These short-term loans are routinely renewed, but could be supplemented or replaced, if necessary, by the Company’s $60,000,000 revolving credit agreement.

Net interest expense for the years ended December 31, 2010, 2009 and 2008, comprised the following:

(Dollars in thousands)	2010	2009	2008

Interest expense	$7,145	$6,901	$9,798
Interest income	(439)	(349)	(244)

	6,706	6,552	9,554
Capitalized interest	(365)	(281)	(40)

Interest expense, net	$6,341	$6,271	$9,514

8. Leased Properties

The Company leases certain property and equipment (primarily transportation equipment, buildings and land) under operating leases, which are denominated in local currencies. Total rental expense was $5,335,000, $5,445,000 and $5,120,000 in 2010, 2009 and 2008, respectively.

Consolidated Company minimum future rental payments under operating leases with terms in excess of one year as of December 31, 2010, are:

(Dollars in thousands)	Year	Amount
	2011	$2,965
	2012	2,510
	2013	2,038
	2014	1,653
	2015	1,277
	Subsequent to 2015	6,490

Total minimum future rental payments		$16,933

9. Other, Net

Other, net in the consolidated statements of income included the following:

(Dollars in thousands)	2010	2009	2008

Foreign exchange gain	$107	$189	$1,070
Investment related income	112	105	305
Realized and unrealized gain (loss) on investments	1,367	1,929	(4,966)

Other, net	$1,586	$2,223	$(3,591)

10. Income Taxes

The provisions for taxes on income and the related income before taxes for the years ended December 31, 2010, 2009 and 2008 were as follows:

(Dollars in thousands)	2010	2009	2008
Taxes on Income
Federal
Current	$17,706	$11,969	$5,232
Deferred	4,020	5,896	1,251
State
Current	2,327	2,407	1,086
Deferred	453	607	(188)
Foreign
Current	10,490	11,462	10,019
Deferred	892	1,687	215

Total	$35,888	$34,028	$17,615

Income before Taxes
Domestic	$65,690	$57,507	$23,380
Foreign	35,789	39,624	31,498

Total	$101,479	$97,131	$54,878

The variations between the effective and statutory U.S. federal income tax rates are summarized as follows:

(Dollars in thousands)	2010 Amount	%	2009 Amount	%	2008 Amount	%
Federal income tax provision at statutory tax rate	$35,518	35.0	$33,996	35.0	$19,207	35.0
State tax provision on income less applicable federal tax benefit	1,807	1.8	1,959	2.0	584	1.1
Foreign income taxed at different rates	(1,144)	(1.1)	(720)	(0.7)	(789)	(1.4)
Effect of equity in foreign joint venture	954	0.9	425	0.4	(122)	(0.2)
Repatriation of foreign earnings	543	0.5	53	0.1	—	—
Domestic production activities deduction	(1,446)	(1.4)	(699)	(0.7)	—	—
U.S. tax credits	(969)	(1.0)	(837)	(0.9)	(1,308)	(2.4)
Non-deductible expenses and other items, net	625	0.7	(149)	(0.2)	43	—

Total income tax provision	$35,888	35.4	$34,028	35.0	$17,615	32.1

At December 31, 2010 and 2009, the tax effects of significant temporary differences representing deferred tax assets and liabilities were as follows:

(Dollars in thousands)	2010	2009
Deferred Tax Assets:
Pensions	$13,021	$12,856
State income tax accrual	—	171
Deferred revenue	494	1,489
Other accruals and reserves	9,003	8,707
Inventories	113	—
Legal and environmental accruals	6,896	7,739
Deferred compensation	13,930	12,434
Bad debt and rebate reserves	2,527	2,234
Subsidiaries net operating loss carryforwards	510	71
Tax credit carryforward	178	358
Other	—	3

	$46,672	$46,062

Deferred Tax Liabilities:
Depreciation	$(40,169)	$(36,338)
Other	(976)	(216)

	$(41,145)	$(36,554)

Valuation Allowance	$—	$—

Net Deferred Tax Assets	$5,527	$9,508

Reconciliation to Consolidated Balance Sheet:
Current deferred tax assets	$8,170	$9,036
Non-current deferred tax assets (in other non-current assets)	2,511	3,309
Non-current deferred tax liabilities	(5,154)	(2,837)

Net Deferred Tax Assets	$5,527	$9,508

Undistributed earnings of foreign subsidiaries and related companies that are deemed to be permanently reinvested amounted to $123,949,000 at December 31, 2010, compared to $104,624,000 at December 31, 2009. In general, the Company reinvests earnings of foreign subsidiaries in their operations indefinitely. However, the Company will repatriate earnings from a subsidiary where excess cash has accumulated and it is advantageous for tax or foreign exchange reasons. Because of the probable availability of foreign tax credits, it is not practicable to estimate the amount, if any, of the deferred tax liability on earnings reinvested indefinitely.

Tax loss carryforwards at December 31, 2010, amounted to $510,000 compared with $255,000 at the end of 2009. Of the tax loss carryforwards, $122,000 expire in 2013, $154,000 expire in 2014 and $234,000 expire in 2015. Tax credit carryforwards at December 31, 2010, amounted to $178,000 compared to $358,000 at December 31, 2009. Of the tax credit carryforwards, $91,000 expire in 2015, $5,000 expire in 2017, $59,000 expire in 2018, $17,000 expire in 2019, and $6,000 expire in 2020.

At December 31, 2010 and 2009, the Company had no valuation allowances.

As of December 31, 2010 and 2009, unrecognized tax benefits totaled $2,390,000 and $2,566,000, respectively. The amount of unrecognized tax benefits that, if recognized, would favorably affect the Company’s effective income tax rate in any future periods, net of the federal benefit on state issues, was approximately $2,096,000, $2,274,000 and $1,111,000 at December 31, 2010, 2009 and 2008, respectively. The Company does not believe that the amount of unrecognized tax benefits related to its current uncertain tax positions will change significantly over the next 12 months.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as income tax expense. In 2010, $26,000 of net interest and penalty income was recognized compared to $79,000 of net interest and penalty expense in 2009 and $28,000 of net interest and penalty income in 2008. At December 31, 2010, the liability for interest and penalties was $488,000 compared to $514,000 at December 31, 2009.

The Company files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company is not subject to U.S. federal income tax examinations by tax authorities for years before 2007. Some foreign jurisdictions and various U.S. states jurisdictions may be subject to examination back to 2004.

Below are reconciliations of the January 1 and December 31 balances of unrecognized tax benefits for 2010, 2009 and 2008:

(Dollars in thousands)	2010	2009	2008

Unrecognized tax benefits, opening balance	$2,566	$1,347	$1,705
Gross increases – tax positions in prior period	—	921	67
Gross decreases – tax positions in prior period	(57)	—	—
Gross increases – current period tax positions	189	554	38
Settlements	—	—	(4)
Lapse of statute of limitations	(308)	(256)	(459)

Unrecognized tax benefits, ending balance	$2,390	$2,566	$1,347

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

12. Stock-based Compensation

On December 31, 2010, the Company had stock options outstanding under its 2000 Stock Option Plan (2000 Plan) and stock options and stock awards outstanding under its 2006 Incentive Compensation Plan (2006 Plan). Stock options and stock awards are granted to executives, key employees and outside directors. No further options or awards may be granted under the 2000 Plan. The 2006 Plan authorized the award of 1,000,000 shares of the Company’s common stock for stock options, stock appreciation rights and stock awards. At December 31, 2010, there were 278,143 shares available for grant under the 2006 Plan. Compensation expense charged against income for all plans was $3,789,000, $4,754,000 and $3,700,000 for the years ended December 31, 2010, 2009 and 2008, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $1,465,000, $1,821,000 and $1,467,000 for the years ended December 31, 2010, 2009 and 2008, respectively. The following provides information regarding the stock option and stock award grants.

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

	For the Years Ended December 31
	2010	2009	2008
Expected dividend yield	2.70%	2.80%	2.87%
Expected volatility	41.79%	38.20%	30.56%
Expected life	6.5 years	6.5 years	6.1 years
Risk-free interest rate	2.87%	2.22%	3.01%

A summary of option activity under the Company’s stock option plans for the year ended December 31, 2010, is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Options
Outstanding at January 1, 2010	788,782	$28.91
Granted	94,736	51.70
Exercised	187,254	26.72
Cancelled/Forfeited	17,136	38.72

Outstanding at December 31, 2010	679,128	32.44	4.43	29,766

Vested or expected to vest at December 31, 2010	674,992	32.35	4.42	29,649

Exercisable at December 31, 2010	455,968	27.25	3.40	22,352

The weighted-average grant-date fair values of options awarded during the years ended December 31, 2010, 2009 and 2008 were $17.76, $11.15 and $8.13, respectively. The total intrinsic values of options exercised during the years ended December 31, 2010, 2009, and 2008 were $8,446,000, $9,976,000, and $7,806,000, respectively.

As of December 31, 2010, there was $972,000 of total unrecognized compensation cost related to unvested stock options granted under the Company’s stock option plans. That cost is expected to be recognized over a weighted-average period of 1.0 year.

Cash received from stock option exercises under the Company’s stock option plans for the years ended December 31, 2010, 2009, and 2008 was $4,335,000, $6,908,000 and $6,813,000, respectively. The actual tax benefit realized for the tax deductions from stock option exercises totaled $2,704,000, $2,844,000, and $2,958,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

Stock Awards

In 2008, 2009, and 2010, the Company granted stock awards under the 2006 Incentive Compensation Plan. The stock awards vest only upon the Company’s achievement of certain levels of consolidated net income and return on invested capital by the end of the specified measurement period, which is December 31, 2010, 2011 and 2012 for the 2008, 2009 and 2010 awards, respectively. The number of Company shares of common stock ultimately distributed, if any, is contingent upon the level of consolidated net income and return on invested capital attained. The fair value of stock awards equals the grant-date market price of the Company’s common stock, discounted for the estimated amount of dividends that would not be received during the measurement period. Compensation expense is recorded each reporting period based on the probable number of awards that will ultimately vest given the projected level of consolidated net income and return on invested capital. If at the end of the measurement period the performance objectives are not met, no compensation cost is recognized and any compensation expense recorded in prior periods is reversed.

A summary of stock award activity for the year ended December 31, 2010, is presented below:

	Shares	Weighted-Average Grant Date Fair Value
Unvested Stock Awards
Unvested at January 1, 2010	161,361	$31.67
Granted	81,308	48.19
Vested	(89,348)	29.66
Forfeited	(5,534)	39.52

Unvested at December 31, 2010	147,787	41.68

As of December 31, 2010, under the current Company assumption as to the number of stock award shares that will probably vest at the measurement periods ended December 31, 2011 and 2012, there was $2,234,000 of unrecognized compensation cost related to unvested stock awards. That cost is expected to be recognized over a period of 1.9 years.

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

Some plan distributions may be made in cash or Company common stock at the option of the participant. Certain plan distributions can only be made in Company common stock. For deferred compensation obligations that may be settled in cash, the Company must record appreciation in the market value of the investment choices made by participants as additional compensation expense. Conversely, declines in the market value of the investment choices reduce compensation expense. Increases and decreases of compensation expense that result from fluctuations in the underlying investments are recorded in the administrative expense line of the consolidated statements of income. The additional compensation expense resulting from the appreciation of the market value and earnings of the selected investment options was $5,020,000 in 2010, $7,010,000 in 2009 and $211,000 in 2008. The Company’s deferred compensation liability was $32,333,000 and $27,619,000 at December 31, 2010 and 2009, respectively.

Because the obligations that must be settled only in Company common stock are treated as equity instruments, fluctuations in the market price of the underlying Company stock do not affect earnings.

14. Postretirement Benefit Plans

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

Obligations and Funded Status at December 31

(Dollars in thousands)	United States		United Kingdom
	2010	2009	2010	2009
Change in benefit obligation
Benefit obligation at beginning of year	$119,559	$110,935	$19,056	$13,042
Interest cost	7,030	6,963	1,037	856
Actuarial loss	9,778	5,436	48	3,904
Benefits paid	(4,065)	(3,775)	(403)	(355)
Foreign exchange impact	—	—	(658)	1,609

Benefit obligation at end of year	$132,302	$119,559	$19,080	$19,056

(Dollars in thousands)	United States		United Kingdom
	2010	2009	2010	2009
Change in plan assets
Fair value of plan assets at beginning of year	$93,516	$75,680	$13,622	$9,015
Actual return on plan assets	10,953	18,213	1,713	1,686
Employer contributions	2,937	3,398	880	2,144
Benefits paid	(4,065)	(3,775)	(403)	(355)
Foreign exchange impact	—	—	(454)	1,132

Fair value of plan assets at end of year	$103,341	$93,516	$15,358	$13,622

Funded status at end of year	$(28,961)	$(26,043)	$(3,722)	$(5,434)

The amounts recognized in the consolidated balance sheets at December 31 consisted of

(Dollars in thousands)	United States		United Kingdom
	2010	2009	2010	2009

Current liability	$(268)	$(350)	$—	$—
Non-current liability	(28,693)	(25,693)	(3,722)	(5,434)

Net amount recognized	$(28,961)	$(26,043)	$(3,722)	$(5,434)

The amounts recognized in accumulated other comprehensive income at December 31 consisted of

(Dollars in thousands)	United States		United Kingdom
	2010	2009	2010	2009

Net actuarial loss	$41,702	$37,086	$4,583	$5,658

Below is information for pension plans with accumulated benefit obligations in excess of plan assets at December 31:

(Dollars in thousands)	United States		United Kingdom
	2010	2009	2010	2009

Projected benefit obligation	$132,302	$119,559	$19,080	$19,056
Accumulated benefit obligation	132,302	119,559	19,080	19,056
Fair value of plan assets	103,341	93,516	15,358	13,622

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income

Net periodic benefit costs for the years ended December 31, 2010, 2009 and 2008 were as follows:

(Dollars in thousands)	United States			United Kingdom
	2010	2009	2008	2010	2009	2008

Service cost	$—	$—	$2	$—	$—	$—
Interest cost	7,030	6,963	6,524	1,037	856	986
Expected return on plan assets	(7,860)	(7,487)	(7,915)	(866)	(599)	(920)
Amortization of net actuarial loss	2,068	1,244	599	276	81	—

Net periodic benefit cost (income)	$1,238	$720	$(790)	$447	$338	$66

Other changes in plan assets and benefit obligations recognized in other comprehensive income for the years ended December 31, 2010, 2009 and 2008, were as follows:

(Dollars in thousands)	United States			United Kingdom
	2010	2009	2008	2010	2009	2008

Net actuarial (gain) loss	$6,684	$(5,290)	$28,247	$(799)	$2,817	$1,910
Amortization of net actuarial loss	(2,068)	(1,244)	(599)	(276)	(81)	—

Total recognized in other comprehensive income	$4,616	$(6,534)	$27,648	$(1,075)	$2,736	$1,910

Total recognized in net periodic benefit cost and other comprehensive income	$5,854	$(5,814)	$26,858	$(628)	$3,074	$1,976

The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2011 are as follows:

(Dollars in thousands)	United States	United Kingdom

Net actuarial loss	$3,141	$200

Estimated Future Benefit Payments

(Dollars in thousands)	United States	United Kingdom
2011	$5,033	$343
2012	5,689	360
2013	6,262	396
2014	6,792	454
2015	7,271	494
2016 – 2020	42,378	3,251

Assumptions

The weighted-average assumptions used to determine benefit obligations at December 31 were as follows:

	United States		United Kingdom
	2010	2009	2010	2009

Discount rate	5.40%	6.00%	5.60%	5.70%

The weighted-average assumptions used to determine net periodic benefit costs for years ended December 31 were as follows:

(Dollars in thousands)	United States			United Kingdom
	2010	2009	2008	2010	2009	2008

Discount rate	6.00%	6.50%	6.40%	5.70%	6.20%	5.80%
Expected long-term return on plan assets	8.00%	8.00%	8.50%	6.50%	5.88%	6.76%

In addition to the above assumptions, the Company uses a market-related value of assets approach to calculate the expected return on plan assets component of U.S. net periodic benefit cost. The market-related value equals the fair value of plan assets with five-year smoothing of asset gains or losses. Asset gains are subtracted or losses added in the following way: 80 percent of the prior year’s gain or loss; 60 percent of the second preceding year’s gain or loss; 40 percent of the third preceding year’s gain or loss; and 20 percent of the fourth preceding year’s gain or loss. Gains or losses for the year are calculated as the difference between the expected fair value of assets and the actual fair value of assets.

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

Allowable investment categories include:

Equities: Common stocks of large, medium, and small companies, including both U.S. and non-U.S. based companies. The long-term target allocation for equities, excluding Company stock, is 43 percent.

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

Real Estate: Private real estate funds using office, apartment, industrial, retail, and other property types. The target allocation for real estate is four percent. No greater than 40 percent of the amount invested in real estate funds can be invested with any advisor, no more than 33 percent in any fund, no greater than 33 percent in any of eight U.S. regions, and portfolio leverage is generally targeted at less than 30 percent.

Absolute Return Investments (Hedge Funds): Utilizes fund of funds approach using long/short, market neutral, event-driven, convertible arbitrage, and fixed income arbitrage strategies. The target allocation for absolute return is zero percent.

Employer Securities: The retirement plans also hold shares of the Company’s common stock, which are purchased or sold by the trustee from time to time, as directed by the Plan Committee. At the direction of the Plan Committee, the plans sold 45,376 common shares to the Company’s ESOP trust on February 22, 2010. The plans did not purchase or sell employer securities during 2009. The target allocation for employer securities is 23 percent.

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

U.K. Plan

The objective of the U.K. defined benefit pension fund investment strategy is to maximize the long-term rate of return on plan assets within a medium level of risk in order to minimize the cost of providing pension benefits. To that end, the plan assets are invested in an actively managed pooled fund of funds that diversifies its holdings among equity securities, debt securities, property and cash. Essentially, the plan is to hold equity instruments to back the benefits of participants yet to retire and bonds and cash to back current pensioners. Although there are no formal target allocations for the plan assets, the fund will generally be heavily invested in equity securities. Equity securities are selected from U.K., European, U.S. and emerging market companies. Bonds include U.K. and other countries’ government notes and corporate debt of U.K and non-U.K. companies. There are no specific prohibited investments, but the current managed fund will not allocate assets to derivatives or other financial hedging instruments. Plan trustees meet regularly with the fund manager to assess the fund’s performance and to reassess investment strategy.

At December 31, 2010, equities within the pooled pension fund comprised 65 percent U.K. companies, 12 percent other European companies, 15 percent U.S. companies and eight percent companies from other regions of the world. The equities are spread across growth and value styles. Fixed income instruments included a mix of 79 percent U.K. bonds (split between government fixed interest securities and high-grade corporate bonds) and 21 percent bonds of corporations and government agencies outside the U.K. (primarily U.S. and Europe).

Included in plan assets are insurance contracts purchased by the plan trustees to provide pension payments for specific retirees. In past years, at the time a plan participant retired, the plan trustee would at times purchase insurance contracts to cover the future payments due the retiree. This practice is no longer followed. The contracts are revocable, and the related plan obligations are not considered settled. Therefore, the plan assets and obligations include the insured amounts.

Plan Assets

U.S. Plans

The Company’s asset allocations for its pension plans at December 31, 2010 and 2009, by asset category, were as follows:

	December 31, 2010
Dollars in thousands	Level 1	Level 2	Level 3	Total
Equity securities
Common/Collective Trust Funds	$—	$43,499	$—	$43,499
Employer securities	28,234	—	—	28,234
Fixed income
Common/Collective Trust Funds	—	28,417	—	28,417
Hedge Fund	—	—	40	40
Real Estate
Common/Collective Trust Funds	—	—	3,151	3,151

Total	$28,234	$71,916	$3,191	$103,341

	December 31, 2009
Dollars in thousands	Level 1	Level 2	Level 3	Total
Equity securities
Common/Collective Trust Funds	$—	$40,765	$—	$40,765
Employer securities	26,933	—	—	26,933
Fixed income
Common/Collective Trust Funds	—	23,326	—	23,326
Hedge Fund	—	—	354	354
Real Estate
Common/Collective Trust Funds	—	—	2,138	2,138

Total	$26,933	$64,091	$2,492	$93,516

Following is a description of the valuation methodologies used for plan assets measured at fair value. There have been no changes in the methodologies used at December 31, 2010.

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

Fair value changes within asset categories for which fair value measurements use significant unobservable inputs (Level 3) were as follows during 2009 and 2010:

Dollars in thousands	Real Estate Equity Fund	Hedge Fund	Total
Fair value, December 31, 2008	$3,759	$986	$4,745
Purchases at cost	—	—	—
Sale proceeds	(136)	(449)	(585)
Realized gain (loss)	21	(141)	(120)
Change in unrealized gain (loss)	(1,506)	(42)	(1,548)
Transfers in (out) of Level 3	—	—	—

Fair value, December 31, 2009	$2,138	$354	$2,492

Purchases at cost	865	—	865
Sale proceeds	—	(136)	(136)
Realized gain (loss)	—	(85)	(85)
Change in unrealized gain (loss)	148	(93)	55
Transfers in (out) of Level 3	—	—	—

Fair value, December 31, 2010	$3,151	$40	$3,191

U.K. Plan

	December 31, 2010
Dollars in thousands	Level 1	Level 2	Level 3	Total
Cash	$314	$—	$—	$314
Equity securities
Pooled Pension Funds	—	9,114	—	9,114
Fixed income
Pooled Pension Funds	—	2,514	—	2,514
Real Estate
Pooled Pension Funds	—	1,228	—	1,228
Insurance Contracts	—	—	2,188	2,188

Total	$314	$12,856	$2,188	$15,358

	December 31, 2009
Dollars in thousands	Level 1	Level 2	Level 3	Total
Cash	$1,207	$—	$—	$1,207
Equity securities
Pooled Pension Funds	—	6,981	—	6,981
Fixed income
Pooled Pension Funds	—	2,310	—	2,310
Real Estate
Pooled Pension Funds	—	861	—	861
Insurance Contracts	—	—	2,263	2,263

Total	$1,207	$10,152	$2,263	$13,622

Units of each of the pooled funds are valued by the trustee based on quoted market prices of the underlying investments (the underlying assets are either exchange traded or have readily available markets).

Fair value changes within asset categories for which fair value measurements use significant unobservable inputs (Level 3) were as follows during 2009 and 2010:

(Dollars in thousands)	Insurance Contracts

Fair value, December 31, 2008	$1,792
Sale proceeds (benefit payments)	(154)
Change in unrealized gain(loss)	420
Foreign exchange impact	205

Fair value, December 31, 2009	$2,263

Sale proceeds (benefit payments)	(154)
Change in unrealized gain(loss)	159
Foreign exchange impact	(80)

Fair value, December 31, 2010	$2,188

Long-term Rate of Return for Plan Assets

U.S. Plans

The overall expected long-term rate of return on assets of 8.0 percent is based on plan asset allocation, capital markets forecasts and expected benefits of active investment management. For fixed income, the expected return is 5.0 percent. This assumption includes the yield on the five-year zero-coupon U.S. Treasury bond as the base rate along with historical data from the U.S. Treasury yield curve. For equities, the expected return is 8.3 percent for U.S. equities and

8.4 percent for international equities. This return is based on a blended average of three different statistical models that each incorporates multiple factors including, for example, inflation, Gross Domestic Product and the Fed Funds Target Rate. For real estate, the expected return is 8.4 percent. For absolute return, the expected return is 5.2 percent.

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

Cash Flows

The Company expects to contribute approximately $4,225,000 and $889,000 to its funded U.S. qualified and U.K. defined benefit pension plans, respectively, in 2011. The Company also expects to pay $268,000 in 2011 related to its unfunded non-qualified pension plans.

Defined Contribution Plans

Defined contribution plan expense was $4,309,000 for the year ended December 31, 2010, compared to $4,811,000 for the year ended December 31, 2009 and $7,351,000 for the year ended December 31, 2008. Expense for 2008 was greater than expense for 2010 and 2009 due primarily to the acceleration of discretionary transition contributions. When the Company froze its U.S. salaried defined benefit pension plan in 2006, a funded defined contribution plan was established that provided for fixed Company contributions and additional discretionary transition contributions to employee retirement accounts. The additional discretionary transition contributions were instituted to partially compensate certain U.S. employees for the loss in benefits resulting from freezing the defined benefit plans. In September 2008, the Company’s Board of Directors approved an acceleration of a portion of the transition contribution. As a result, $1,927,000 of additional transition contribution expense was recorded in the third quarter ended September 30, 2008.

The Company also sponsors a funded qualified profit sharing plan for its U.S. salaried employees and for some hourly employees. Company contributions are determined each year using a formula that is tied to Company profits. The contributions are allocated to participant accounts on the basis of participant base earnings. Profit sharing expense was $5,061,000, $4,985,000 and $2,158,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

In addition to the Company sponsored profit sharing plan, certain foreign locations are required by law to make profit sharing contributions to employees based on statutory formulas. In 2010, the Company recognized $800,000 of expense related to the statutory plans compared to $1,572,000 in 2009 and $526,000 in 2008.

15. Accrued Liabilities

The composition of accrued liabilities was as follows:

	December 31
(Dollars in thousands)	2010	2009
Accrued payroll and benefits	$34,521	$36,143
Accrued customer rebates	10,014	7,858
Other accrued liabilities	14,235	14,455

Total accrued liabilities	$58,770	$58,456

16. Other Non-Current Liabilities

The composition of other non-current liabilities was as follows:

	December 31
(Dollars in thousands)	2010	2009
Deferred revenue	$1,767	$2,881
Environmental and legal matters	13,719	15,854
Deferred compensation liability	31,514	26,556
Pension liability	34,293	32,878
Other non-current liabilities	6,323	5,564

Total other non-current liabilities	$87,616	$83,733

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

The Company has estimated a range of possible environmental and legal losses from $10.0 million to $29.7 million at December 31, 2010. At December 31, 2010, the Company’s accrued liability for such losses, which represents the Company’s best estimate within the estimated range of possible environmental and legal losses, was $15.9 million compared to $17.1 million at December 31, 2009. During 2010, cash outlays related to legal and environmental matters approximated $2.7 million compared to $3.1 million expended in 2009.

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

Following are summaries of the material contingencies at December 31, 2010:

Maywood, New Jersey Site

The Company’s property in Maywood, New Jersey and property formerly owned by the Company adjacent to its current site and other nearby properties (Maywood site) were listed on the National Priorities List in September 1993 pursuant to the provisions of CERCLA because of certain alleged chemical contamination. Pursuant to an Administrative Order on Consent entered into between USEPA and the Company for property formerly owned by the Company, and the issuance of an order by USEPA to the Company for property currently owned by the Company, the Company completed a Remedial Investigation Feasibility Study (RI/FS) in 1994. The Company submitted the Draft Feasibility Study for Soil and Source Areas (Operable Unit 1) in September 2002. In addition, the Company has submitted other documentation and information as requested by USEPA, including a Draft Final FS for Groundwater (Operable Unit 2) in June 2003, additional information regarding groundwater in May 2007, submission of a Draft Feasibility Study for Soil and Groundwater (Operable Units 1 and 2) in March 2009, and additional requested information regarding soil and groundwater in February 2010 and June 2010. The Company also submitted another Draft Feasibility Study for Soil and Groundwater (Operable Units 1 and 2) in September 2010. The Company is awaiting the issuance of a Record of Decision from USEPA. In addition, the Company was informed that certain work included in the remediation cost estimates would not be required. As a result, the Company was able to reduce its remediation liability for this site by $0.8 million in the third quarter of 2010.

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

In addition, the NJDEP filed a natural resource damages complaint in June 2007 against the Company and other entities regarding the Ewan site. The Company was served with the complaint in May 2008. The parties, including the Company, settled this litigation in the fourth quarter of 2010. The resolution of the Company’s liability for this litigation did not have a material impact on the financial position, results of operations or cash flows of the Company.

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

In the fourth quarter of 2007, the PRPs who agreed to conduct the interim remedial action entered into an Administrative Settlement Agreement and Order on Consent for Removal Action with USEPA, and these PRPs also entered into a Supplemental Lightman Yard Participation and Interim Funding Agreement to fund the agreed-upon removal action. The Company paid a soil removal assessment upon execution of the agreements which did not have a material impact on the financial position, results of operations or cash flows of the Company. The soil removal action was completed and USEPA approved it in October 2009. A final Feasibility Study was submitted to USEPA in February 2009 and was approved in March 2009. In June 2009, USEPA issued a Proposed Plan for Remediation. In September 2009, USEPA signed the Record of Decision. USEPA issued an Administrative Order for Remedial Design and Remedial Action to some of the PRPs in June 2010 which requires the PRPs to implement the remedy USEPA selected in the Record of Decision. The Company executed a Master PRP agreement with a final allocation which was effective September 30, 2010. As a result of receiving the final allocation, the Company was able to decrease its liability for this site by $0.7 million in the third quarter of 2010.

The Company believes that based on current information it has adequate reserves for claims associated with the Lightman site. However, actual costs could differ from current estimates.

Wilmington Site

The Company is currently contractually obligated to contribute to the response costs associated with the Company’s formerly-owned site at 51 Eames Street, Wilmington, Massachusetts. Remediation at this site is being managed by its current owner to whom the Company sold the property in 1980. Under the agreement, once total site remediation costs exceed certain levels, the Company is obligated to contribute up to five percent of future response costs associated with this site with no limitation on the ultimate amount of contributions. To date, the Company has paid the current owner $1.9 million for the Company’s portion of environmental response costs through the third quarter of 2010 (the current owner of the site bills the Company one calendar quarter in arrears). The Company has recorded a liability for its portion of the estimated remediation costs for the site. Depending on the ultimate cost of the remediation at this site, the amount for which the Company is liable could differ from the current estimates.

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

Poland Manufacturing Site

During the due diligence phase of the Company’s acquisition of Alfa Systems in Brzeg Dolny, Poland, some soil contamination in levels above allowable standards in Poland was discovered on the plant site, and there is legal obligation to conduct further investigation and remediation. Based on environmental engineering estimates, it was determined that the cost of remediation would range from approximately $1.1 million to $1.7 million. To expedite the purchase of Alfa Systems the Company agreed to assume the remediation obligation. As part of the purchase agreement, the Company negotiated a purchase price holdback provision of $1.1 million, wherein any portion of the holdback not spent for soil remediation after one year following the acquisition date (i.e., July 15, 2011) would be remitted to the previous owners of Alfa Systems. The Company’s environmental liability balance at December 31, 2010 included a $1.1 million remediation reserve for the Poland site. On the basis of current information, the Company believes the recorded liability is adequate, but actual costs could differ from current estimates.

18. Segment Reporting

The Company has three reportable segments: surfactants, polymers and specialty products. Each segment provides distinct products and requires separate management due to unique markets, technologies and production processes. Surfactants are used in a variety of consumer and industrial cleaning compounds as well as in agricultural products, lubricating ingredients, biodiesel and other specialized applications. Polymers generates its revenues primarily from the sale of polyols and phthalic anhydride used in plastics, building materials and refrigeration systems. Specialty products are used in food, flavoring and pharmaceutical applications.

The Company evaluates the performance of its segments and allocates resources based on operating income before interest income/expense, other income/expense items and income tax provisions. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

Segment data for the three years ended December 31, 2010, 2009 and 2008, are as follows:

(Dollars in thousands)	Surfactants	Polymers		Specialty Products	Segment Totals
2010
Net sales	$1,057,982	$330,416		$42,724	$1,431,122
Operating income	93,010	36,904		14,499	144,413
Assets	548,297	157,114		26,427	731,838
Capital expenditures	56,562	23,895		1,462	81,919
Depreciation and amortization expenses	27,260	9,519		1,442	38,221

2009
Net sales	$972,647	$260,770		$42,965	$1,276,382
Operating income	98,947	33,957		12,621	145,525
Assets	406,772	113,892		24,147	544,811
Capital expenditures	26,788	12,635		923	40,346
Depreciation and amortization expenses	25,043	8,663		1,461	35,167

2008
Net sales	$1,199,438	$359,014		$41,678	$1,600,130
Operating income	52,261	34,103	(a)	5,949	92,313
Assets	434,515	121,973		25,004	581,492
Capital expenditures	25,666	16,271		1,196	43,133
Depreciation and amortization expenses	26,749	6,721		1,399	34,869

(a)	Includes $9.9 million gain on sale of polyurethane systems product lines.

Below are reconciliations of segment data to the consolidated financial statements:

(Dollars in thousands)	2010	2009	2008

Operating income - segment totals	$144,413	$145,525	$92,313
Unallocated corporate expenses (a)	(36,516)	(40,637)	(21,633	) (b)

Total operating income	107,897	104,888	70,680

Interest expense, net	(6,341)	(6,271)	(9,514)
Loss from equity in joint ventures	(1,663)	(3,709)	(2,697)
Other, net	1,586	2,223	(3,591)

Consolidated income before income taxes	$101,479	$97,131	$54,878

Assets - segment totals	$731,838	$544,811	$581,492
Unallocated corporate assets	79,593	89,392	30,405

Consolidated assets	$811,431	$634,203	$611,897

Capital expenditures - segment totals	$81,919	$40,346	$43,133
Unallocated corporate expenditures	2,229	2,285	6,645

Consolidated capital expenditures	$84,148	$42,631	$49,778

Depreciation and amortization expenses – segment totals	$38,221	$35,167	$34,869
Unallocated corporate depreciation expenses	2,130	2,004	2,059

Consolidated depreciation and amortization expenses	$40,351	$37,171	$36,928

(a)	Unallocated corporate expenses primarily comprise corporate administrative expenses (e.g., corporate finance, legal, human resources, information systems) that are not included in segment operating income and not used to evaluate segment performance.
(b)	Includes $8.5 million gain on sale of land.

Below is certain Company-wide geographic data for the years ended December 31, 2010, 2009 and 2008:

(Dollars in thousands)	2010	2009	2008
Net sales (a)
United States	$863,780	$808,035	$1,051,551
France	238,310	206,677	250,804
United Kingdom	104,071	91,690	111,795
All other countries	224,961	169,980	185,980

Total	$1,431,122	$1,276,382	$1,600,130

Long-lived assets (b)
United States	$204,137	$181,475	$176,904
Germany (c)	28,751	17,479	14,973
Singapore (d)	25,174	—	—
Philippines	22,284	—	—
Brazil (e)	21,061	5,435	3,964
United Kingdom	17,750	18,655	17,880
All other countries	46,402	35,007	35,162

Total	$365,559	$258,051	$248,883

(a)	Net sales are attributed to countries based on selling location.
(b)	Includes property, plant and equipment, goodwill and other intangible assets.
(c)	The growth in asset values reflects the expansion of polyol manufacturing capacity that is projected to be completed in the second quarter of 2011.
(d)	The Singapore assets reflect the development of a methyl esters fractionation facility that is projected to be operational in the second quarter of 2012.
(e)

The growth in asset values reflects expansion of neutralization capacity at the Company’s subsidiary in Brazil. The neutralizer is expected to begin producing commercially in the first quarter of 2011.

19. Earnings Per Share

Below is the computation of basic and diluted earnings per share for the years ended December 31, 2010, 2009 and 2008:

(In thousands, except per share amounts)	2010	2009	2008
Computation of Basic Earnings per Share
Net income attributable to Stepan Company	$65,427	$63,049	$37,172
Deduct dividends on preferred stock	747	755	769

Income applicable to common stock	$64,680	$62,294	$36,403

Weighted-average number of shares outstanding	10,163	9,870	9,566

Basic earnings per share	$6.36	$6.31	$3.81

Computation of Diluted Earnings per Share
Net income attributable to Stepan Company	$65,427	$63,049	$37,172

Weighted-average number of shares outstanding	10,163	9,870	9,566
Add net shares from assumed exercise of options (under treasury stock method)	258	248	318
Add contingently issuable net shares related to performance stock awards (under treasury stock method)	50	51	27
Add weighted-average shares from assumed conversion of convertible preferred stock	619	627	638

Shares applicable to diluted earnings	11,090	10,796	10,549

Diluted earnings per share	$5.90	$5.84	$3.52

20. Sale of Product Lines

On July 31, 2008, the Company sold select polyurethane system product lines to Bayer MaterialScience LLC (Bayer). The product lines that were sold comprised products used as insulation materials for appliances, water heaters, doors, roofs, picnic coolers and other similar applications, and represented approximately $16,000,000 in Company annual net sales. The sale consisted primarily of Company-developed customer lists and product formulations related to the product lines. No manufacturing or other physical assets were included in the sale, and no personnel reductions were made. As consideration for the sale, the Company received $9,929,000 of cash, all of which was recorded as a pretax gain in the third quarter ended September 30, 2008. The gain was attributed to the polymer segment. In addition to the sale of the product lines, the Company and Bayer entered into a separate manufacturing agreement whereby the Company would produce the divested products on Bayer’s behalf and at Bayer’s option for a period of up to two years to allow Bayer time to transition the manufacture of the products to its own facilities. The original manufacturing agreement expired in 2010. No take-or-pay or minimum purchase requirements were included in the agreement. Other than acting as a contract manufacturer for Bayer during the term of the manufacturing agreement, the Company has no continuing involvement with the divested product lines.

21. Land Sale and Office Building Acquisition

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

22. Investment in China Joint Venture

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

23. Statement of Cash Flows – Noncash Investing and Financing Activities

Noncash financing activities for the years ended December 31, 2010, 2009 and 2008, included the receipt of shares of the Company’s common stock tendered in lieu of cash by employees exercising stock options. The tendered shares, which were owned by employees for more than six months, had values of $1,361,000 in 2010 (17,811 shares), $2,073,000 in 2009 (35,235 shares) and $3,690,000 in 2008 (77,685 shares) and were recorded as treasury stock. Noncash financing activities for the years ended December 31, 2010 and 2009, also included the issuance of 62,478 shares and 45,769 shares, respectively, of Company common stock (value of $3,130,000 and $1,538,000, respectively) related to the Company’s performance stock award plan. Noncash investing activities included unpaid liabilities (accounts payable) incurred for fixed asset acquisitions of approximately $9,959,000 in 2010, $6,574,000 in 2009 and $8,241,000 in 2008. Noncash financing and investing activities for the year ended December 31, 2010, also included an $11,413,000 warehouse acquisition in the U.S. under a build-to-suit lease arrangement and a $13,008,000 equipment acquisition in Singapore under a seller-financed purchase agreement.

Selected Quarterly Financial Data

(Dollars in thousands, except per share data)

Unaudited

	2010
Quarter	First	Second	Third	Fourth	Year
Net Sales	$337,030	$366,504	$366,800	$360,788	$1,431,122
Gross Profit	63,552	63,478	58,429	50,519	235,978
Interest, net	(1,256)	(1,510)	(2,004)	(1,571)	(6,341)
Income Before Income Taxes	31,606	26,387	31,280	12,206	101,479
Net Income	20,681	17,069	19,223	8,618	65,591
Net Income Attributable to Stepan Company	20,660	17,046	19,230	8,491	65,427
Per Diluted Share	1.88	1.53	1.73	0.76	5.90

	2009
Quarter	First	Second	Third	Fourth	Year
Net Sales	$318,143	$321,199	$326,225	$310,815	$1,276,382
Gross Profit	48,695	65,658	68,931	49,819	233,103
Interest, net	(1,842)	(1,585)	(1,508)	(1,336)	(6,271)
Income Before Income Taxes	23,251	30,627	30,431	12,822	97,131
Net Income	15,158	19,560	19,588	8,797	63,103
Net Income Attributable to Stepan Company	15,153	19,584	19,545	8,767	63,049
Per Diluted Share	1.43	1.83	1.80	0.80	5.84

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

a.	Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures as of the end of the most recent fiscal quarter covered by this Form 10-K, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) were effective as of December 31, 2010.

b.	Management’s Annual Report on Internal Control over Financial Reporting

The management of Stepan Company (the Company) is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment we believe that, as of December 31, 2010, the Company’s internal controls over financial reporting were effective based on those criteria.

The Company’s independent registered public accounting firm that audited the financial statements included in this Form 10-K has issued an attestation report on the Company’s internal control over financial reporting. This report follows:

c.	Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Stepan Company

Northfield, Illinois

We have audited the internal control over financial reporting of Stepan Company and subsidiaries (the “Company”) as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated financial statements of Stepan Company and subsidiaries as of and for the year ended December 31, 2010, and our report dated February 28, 2011 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP

Chicago, Illinois

February 28, 2011

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

See Company’s Proxy Statement for Annual Meeting of Stockholders to be held May 3, 2011, for Directors of the Registrant, which is incorporated by reference herein.

(b)	Executive Officers

See Executive Officers of the Registrant in Part I above for the identification of the Executive Officers of the Registrant. See Company’s Proxy Statement for Annual Meeting of Stockholders to be held May 3, 2011, for other information on Executive Officers of the Registrant, which is incorporated by reference herein.

(c)	Audit Committee Financial Expert

See Company’s Proxy Statement for Annual Meeting of Stockholders to be held May 3, 2011, for Audit Committee Financial Expert, which is incorporated by reference herein.

(d)	Code of Conduct

See Company’s Proxy Statement for Annual Meeting of Stockholders to be held May 3, 2011, for Code of Conduct, which is incorporated by reference herein.

Item 11.	Executive Compensation

See Company’s Proxy Statement for Annual Meeting of Stockholders to be held May 3, 2011, for Compensation of Executive Officers and Directors, which is incorporated by reference herein.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

See Company’s Proxy Statement for Annual Meeting of Stockholders to be held May 3, 2011, for Security Ownership, which is incorporated by reference herein.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

See Company’s Proxy Statement for Annual Meeting of Stockholders to be held May 3, 2011, for Transactions with Related Persons, Promoters and Certain Control Persons and for Corporate Governance Principles and Board Matters, which are incorporated by reference herein.

Item 14.	Principal Accounting Fees and Services

See Company’s Proxy Statement for Annual Meeting of Stockholders to be held May 3, 2011, for Accounting and Auditing Matters, which is incorporated by reference herein.

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

STEPAN COMPANY

/s/ James E. Hurlbutt
By:	James E. Hurlbutt Vice President and Chief Financial Officer

February 28, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ F. Quinn Stepan F. Quinn Stepan	Chairman and Director	February 28, 2011

/s/ F. Quinn Stepan, Jr. F. Quinn Stepan, Jr.	President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2011

/s/ James E. Hurlbutt James E. Hurlbutt	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2011

/s/ Michael R. Boyce Michael R. Boyce	Director	February 28, 2011

/s/ Thomas F. Grojean Thomas F. Grojean	Director	February 28, 2011

/s/ Gary E. Hendrickson Gary E. Hendrickson	Director	February 28, 2011

/s/ Gregory E. Lawton Gregory E. Lawton	Director	February 28, 2011

/s/ Edward J. Wehmer Edward J. Wehmer	Director	February 28, 2011

James E. Hurlbutt, pursuant to powers of attorney executed by each of the directors and officers listed above, does hereby execute this report on behalf of each of such directors and officers in the capacity in which the name of each appears above.

February 28, 2011	/s/ James E. Hurlbutt
James E. Hurlbutt

EXHIBIT INDEX

Exhibit No.	Description

(3)a	Copy of Restated Certificate of Incorporation of Stepan Company, dated December 27, 2005. (Note 13)

(3)b	Copy of Amended and Restated Bylaws of Stepan Company, dated October 21, 2008. (Note 23)

(4)a(1)	Copy of Certificate of Designation, Preferences and Rights of the 5 1/2% Convertible Preferred Stock, without Par Value and the Amended Certificate, dated August 12, 1992 and April 28, 1993. (Note 4)

(4)a(2)	Copy of Issuer Tender Offer Statement on Schedule 13E-4, dated August 13, 1992. (Note 3)

(4)a(3)	Copy of Amendment No. 1 to Schedule 13E-4 (see also (4)a(2) above), dated September 23, 1992. (Note 3)

(4)a(4)	Copy of the Company’s Form 8-A, dated August 13, 1992. (Note 3)

(10)a	Copy of Stepan Company Directors’ Deferred Compensation Plan amended and restated as of January 1, 2005. (Note 19)

(10)a(1)	Copy of the First Amendment of the Stepan Company Directors’ Deferred Compensation Plan. (Note 24)

(10)b	Copy of Stepan Company Management Incentive Plan (As Amended and Restated Effective as of January 1, 2005). (Note 18)

(10)b(1)	Copy of the First Amendment of the Stepan Company Management Incentive Plan (As Amended and Restated Effective as of January 1, 2005), effective as of January 1, 2008. (Note 22)

(10)b(2)	Copy of the Second Amendment of the Stepan Company Management Incentive Plan (As Amended and Restated Effective as of January 1, 2005), effective as of January 1, 2008. (Note 24)

(10)b(3)	Copy of Management Incentive Plan (As Amended and Restated Effective January 1, 2010) (Note 25)

(10)c	Copy of Leveraged Employee Stock Ownership Plan. (Note 1)

Exhibit No.	Description

(10)d	Copy of the Company’s 1992 Stock Option Plan. (Note 2)

(10)e	Copy of the Company’s 2000 Stock Option Plan. (Note 5)

(10)e(1)	Copy of the Amendment to Stepan Company 2000 Stock Option Plan. (Note 10)

(10)e(2)	Form of Incentive Stock Option Agreement under Stepan Company 2000 Option Plan. (Note 10)

(10)e(3)	Form of Non-Qualified Stock Option Agreement under Stepan Company 2000 Option Plan. (Note 10)

(10)e(4)	Copy of Form of Restricted Stock Agreement under 2000 Option Plan. (Note 14)

(10)e(5)	Copy of the First Amendment of the Stepan Company 2000 Stock Option Plan. (Note 24)

(10)f	Copy of Settlement Agreement, which provided information with respect to the Company’s agreement with the United States regarding environmental remediation work to be completed at Stepan’s site in Maywood, New Jersey. (Note 9)

(10)g	Copy of Stepan Company 2006 Incentive Compensation Plan. (Note 15)

(10)g(1)	Copy of Form of Non-Employee Director Non-Qualified Stock Option Agreement under Stepan Company 2006 Incentive Compensation Plan. (Note 17)

(10)g(2)	Copy of Form of Incentive Stock Option Agreement under Stepan Company 2006 Incentive Compensation Plan. (Note 20)

(10)g(3)	Copy of Form of Non-Qualified Stock Option Agreement under Stepan Company 2006 Incentive Compensation Plan. (Note 20)

(10)g(4)	Copy of Form of Restricted Stock Agreement under Stepan Company 2006 Incentive Compensation Plan. (Note 20)

(10)g(5)	Copy of the First Amendment of the Stepan Company 2006 Incentive Compensation Plan. (Note 24)

(10)g(6)	Copy of the Second Amendment of the Stepan Company 2006 Incentive Compensation Plan. (Note 25)

Exhibit No.	Description

(10)g(7)	Copy of the Third Amendment of the Stepan Company 2006 Incentive Compensation Plan. (Note 25)

(10)g(8)	Copy of the Fourth Amendment of the Stepan Company 2006 Incentive Compensation Plan. (Note 25)

(10)h	Copy of the Performance Award Deferred Compensation Plan (Effective January 1, 2008). (Note 23)

(10)i	Copy of Term Credit Agreement, dated as of June 26, 2008, with JP Morgan Chase Bank, N.A., Bank of America, N.A., and The Northern Trust Company. (Note 21)

(10)i(1)	Copy of Amended and Restated Term Credit Agreement, dated August 27, 2010. (Note 28)

(10)j	Copy of Amended and Restated Note Agreement, dated as of December 1, 2002, regarding 7.69% Amended and Restated Senior Notes, Series A, due June 30, 2005 and 7.77% Amended and Restated Senior Notes, Series B, due June 30, 2010 (amending Loan Agreement dated June 15, 1995, with the parties listed on Schedule I thereto. (Note 7)

(10)k	Copy of Note Purchase Agreement, dated as of September 1, 2002, with The Northwestern Mutual Life Insurance Company, Thrivent Financial for Lutherans, Connecticut General Life Insurance Company and MONY Life Insurance Company. (Note 6)

(10)l	Copy of Amended and Restated Note Agreement, dated as of December 1, 2002, regarding 6.59% Amended and Restated Senior Notes, due October 1, 2013 (amending Term Loan Agreement dated October 1, 1998, with the parties listed on Schedule I thereto. (Note 7)

(10)m	Copy of First Amendment, dated as of February 27, 2004, to Amended 1993 Note Agreement, Amended 1995 Note Agreement, Amended 1998 Note Agreement and 2002 Note Purchase Agreement. (Note 8)

(10)m(1)	Copy of Second Amendment, dated as of May 3, 2004, to Amended 1993 Note Agreement, Amended 1995 Note Agreement, Amended 1998 Note Agreement and 2002 Note Purchase Agreement. (Note 11)

(10)m(2)	Copy of Third Amendment, dated as of December 28, 2010, to Amended 1998 Note Agreement and 2002 Note Purchase Agreement.

Exhibit No.	Description

(10)n	Copy of Note Purchase Agreement, dated as of September 29, 2005, with Connecticut General Life Insurance Company, Life Insurance Company of North America, MONY Life Insurance Company, AXA Equitable Life Insurance Company and Horizon Blue Cross Blue Shield of New Jersey. (Note 12)

(10)n(1)	Copy of First Supplement to Note Purchase Agreement (September 29, 2005), dated as of June 1, 2010, regarding 5.88% series 2010-A Senior Notes with The Prudential Insurance Company of America, Prudential Retirement Insurance and Annuity Company, Forethought Life Insurance Company, AXA Equitable Life Insurance Company, Connecticut General Life Insurance Company and Life Insurance Company of North America. (Note 27)

(10)o	Copy of Credit Agreement, dated as of April 20, 2006, with JP Morgan Chase Bank, N.A., Bank of America, N.A. and Harris, N.A. (Note 16)

(10)p	Copy of Credit Agreement, dated as of August 27, 2010, with JP Morgan Chase Bank, N.A., Bank of America, N.A. and The Northern Trust Company. (Note 28)

(21)	Subsidiaries of Registrant at December 31, 2010.

(23)	Consent of Independent Registered Public Accounting Firm.

(24)	Power of Attorney.

(31.1)	Certification of President and Chief Executive Officer.

(31.2)	Certification of Vice President and Chief Financial Officer (Principal Financial Officer).

(32)	Certification of President and Chief Executive Officer (Principal Executive Officer) and Vice President and Chief Financial Officer (Principal Financial Officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Notes To Exhibit Index

Note No.

1.	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1989 (File No. 1-4462), and incorporated herein by reference.

2.	Filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1992 (File No. 1-4462), and incorporated herein by reference.

3.	Filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1992 (File No. 1-4462), and incorporated herein by reference.

4.	Filed with the Company’s Current Report on Form 8-K filed on April 28, 1993 (File No. 1-4462), and incorporated herein by reference.

5.	Filed with the Company’s Proxy Statement on Schedule 14A filed on March 30, 2000 (File No. 1-4462), and incorporated herein by reference.

6.	Filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 1-4462), and incorporated herein by reference.

7.	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-4462), and incorporated herein by reference.

8.	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-4462), and incorporated herein by reference.

9.	Filed with the Company’s Current Report on Form 8-K filed on November 18, 2004 (File No. 1-4462), and incorporated herein by reference.

10.	Filed with the Company’s Current Report on Form 8-K filed on December 23, 2004 (File No. 1-4462), and incorporated herein by reference.

11.	Filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 1-4462), and incorporated herein by reference.

12.	Filed with the Company’s Current report on Form 8-K filed on October 3, 2005 (File No. 1-4462), and incorporated herein by reference.

13.	Filed with the Company’s Current Report on Form 8-K filed on December 28, 2005 (File No. 1-4462), and incorporated herein by reference.

Note No.

14.	Filed with the Company’s Current Report on Form 8-K filed on February 21, 2006, and incorporated herein by reference.

15.	Filed with the Company’s Proxy Statement on Schedule 14A filed on March 23, 2006, and incorporated herein by reference.

16.	Filed with the Company’s Current report on Form 8-K filed on April 26, 2006, and incorporated herein by reference.

17.	Filed with the Company’s Current Report on Form 8-K filed on April 27, 2006, and incorporated herein by reference.

18.	Filed with the Company’s Current Report on Form 8-K filed on January 5, 2007, and incorporated herein by reference.

19.	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, and incorporated herein by reference.

20.	Filed with the Company’s Current Report on Form 8-K filed on February 16, 2007, and incorporated herein by reference.

21.	Filed with the Company’s Current Report on Form 8-K filed on July 1, 2008, and incorporated herein by reference.

22.	Filed with the Company’s Current Report on Form 8-K filed on September 16, 2008, and incorporated herein by reference.

23.	Filed with the Company’s Current Report on Form 8-K filed on October 24, 2008, and incorporated herein by reference.

24.	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

25.	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, and incorporated herein by reference.

26.	Filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, and incorporated herein by reference.

27.	Filed with the Company’s Current Report on Form 8-K filed on June 3, 2010, and incorporated herein by reference.

28.	Filed with the Company’s Current Report on Form 8-K filed on September 2, 2010, and incorporated herein by reference.