Form 10-Q
period 2011-03-31
STEPAN CO
filed 2011-05-05
CIK 94049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 29, 2011
Common Stock, $1 par value	10,167,629 Shares

Part I	FINANCIAL INFORMATION

Item 1 - Financial Statements

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Unaudited

(In thousands, except per share amounts)	Three Months Ended March 31
	2011	2010

Net Sales	$422,598	$337,030
Cost of Sales	360,812	273,478

Gross Profit	61,786	63,552

Operating Expenses:
Marketing	10,830	10,951
Administrative	10,874	9,063
Research, development and technical services	10,231	9,883

	31,935	29,897

Operating Income	29,851	33,655

Other Income (Expense):
Interest, net	(2,063)	(1,256)
Loss from equity in joint ventures	(965)	(571)
Other, net (Note 13)	312	(222)

	(2,716)	(2,049)

Income Before Provision for Income Taxes	27,135	31,606
Provision for Income Taxes	8,319	10,925

Net Income	18,816	20,681

Net Income Attributable to Noncontrolling Interests (Note 2)	(55)	(21)

Net Income Attributable to Stepan Company	$18,761	$20,660

Net Income Per Common Share Attributable to Stepan Company (Note 9):
Basic	$1.80	$2.03

Diluted	$1.68	$1.88

Shares Used to Compute Net Income Per Common Share Attributable to Stepan Company (Note 9):
Basic	10,323	10,099

Diluted	11,169	10,984

Dividends Declared Per Common Share	$0.26	$0.24

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(In thousands)	March 31, 2011	December 31, 2010
Assets
Current Assets:
Cash and cash equivalents	$52,743	$111,198
Receivables, net	267,804	199,245
Inventories (Note 6)	119,239	96,552
Deferred income taxes	8,545	8,170
Other current assets	13,754	12,661

Total current assets	462,085	427,826

Property, Plant and Equipment:
Cost	1,083,539	1,055,553
Accumulated depreciation	(716,749)	(701,968)

Property, plant and equipment, net	366,790	353,585

Goodwill, net	6,745	6,717
Other intangible assets, net	4,942	5,257
Long-term investments (Note 3)	11,437	11,904
Other non-current assets	6,119	6,142

Total assets	$858,118	$811,431

Liabilities and Stockholders’ Equity
Current Liabilities:
Current maturities of long-term debt (Note 12)	$36,584	$31,609
Accounts payable	153,519	115,248
Accrued liabilities	49,896	58,770

Total current liabilities	239,999	205,627

Deferred income taxes	7,002	5,154

Long-term debt, less current maturities (Note 12)	149,102	159,963

Other non-current liabilities	84,500	87,616

Commitments and Contingencies (Note 7)

Stockholders’ Equity:
5-1/2% convertible preferred stock, cumulative, voting, without par value; authorized 2,000,000 shares; issued and outstanding 520,089 shares in 2011 and 2010	13,002	13,002
Common stock, $1 par value; authorized 30,000,000 shares; Issued 11,585,727 shares in 2011 and 11,511,829 shares in 2010	11,586	11,512
Additional paid-in capital	86,762	83,852
Accumulated other comprehensive loss	(18,899)	(25,599)
Retained earnings	321,772	305,830
Treasury stock, at cost, 1,423,192 shares in 2011 and 1,406,081 shares in 2010	(40,357)	(39,106)

Total Stepan Company stockholders’ equity	373,866	349,491

Noncontrolling interests (Note 2)	3,649	3,580

Total stockholders’ equity	377,515	353,071

Total liabilities and stockholders’ equity	$858,118	$811,431

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(In thousands)	Three Months Ended March 31
	2011	2010
Cash Flows From Operating Activities
Net income	$18,816	$20,681
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,094	9,577
Deferred compensation	(380)	(1,801)
Realized and unrealized gain on long-term investments	(473)	(334)
Stock-based compensation	849	872
Deferred income taxes	1,654	1,948
Other non-cash items	(25)	544
Changes in assets and liabilities:
Receivables, net	(63,910)	(38,353)
Inventories	(21,027)	(11,237)
Other current assets	(983)	(583)
Accounts payable and accrued liabilities	31,044	16,611
Pension liabilities	(408)	(90)
Environmental and legal liabilities	(197)	(339)
Deferred revenues	(463)	(295)
Excess tax benefit from stock options and awards	(1,036)	(513)

Net Cash Used In Operating Activities	(25,445)	(3,312)

Cash Flows From Investing Activities
Expenditures for property, plant and equipment	(22,478)	(12,980)
Sale of mutual funds	1,487	701
Other, net	(1,704)	(595)

Net Cash Used In Investing Activities	(22,695)	(12,874)

Cash Flows From Financing Activities
Revolving debt and bank overdrafts, net	4,004	—
Build-to-suit obligation buyout	(12,206)	—
Other debt repayments	(385)	(997)
Dividends paid	(2,819)	(2,571)
Company stock repurchased	—	(3,750)
Stock option exercises	624	116
Excess tax benefit from stock options and awards	1,036	513
Other, net	(1,293)	(1,068)

Net Cash Used in Financing Activities	(11,039)	(7,757)

Effect of Exchange Rate Changes on Cash	724	852

Net Decrease in Cash and Cash Equivalents	(58,455)	(23,091)
Cash and Cash Equivalents at Beginning of Period	111,198	98,518

Cash and Cash Equivalents at End of Period	$52,743	$75,427

Supplemental Cash Flow Information
Cash payments of income taxes, net of refunds	$2,418	$3,102

Cash payments of interest	$1,084	$1,044

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

Unaudited

1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements included herein have been prepared by Stepan Company (Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate and make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company’s financial position as of March 31, 2011 and its results of operations and cash flows for the three months ended March 31, 2011 and 2010, have been included. These financial statements and related footnotes should be read in conjunction with the financial statements and related footnotes included in the Company’s 2010 Form 10-K.

2.	RECONCILIATIONS OF EQUITY

Below are reconciliations of total equity, Company equity and equity attributable to the noncontrolling interests for the three months ended March 31, 2011 and 2010:

(In thousands)	Total Equity	Stepan Company Equity	Noncontrolling Interests’ Equity (3)

Balance at January 1, 2011	$353,071	$349,491	$3,580
Net income	18,816	18,761	55
Dividends	(2,819)	(2,819)	—
Common stock purchases (1)	(1,274)	(1,274)	—
Stock option exercises	624	624	—
Defined benefit pension adjustments, net of tax	523	523	—
Translation adjustments	6,117	6,103	14
Derivative instrument gain, net of tax	74	74	—
Other (2)	2,383	2,383	—

Balance at March 31, 2011	$377,515	$373,866	$3,649

(In thousands)	Total Equity	Stepan Company Equity	Noncontrolling Interests’ Equity (3)

Balance at January 1, 2010	$290,427	$289,285	$1,142
Net income	20,681	20,660	21
Dividends	(2,571)	(2,571)	—
Common stock purchases (1)	(4,807)	(4,807)	—
Stock option exercises	148	148	—
Defined benefit pension adjustments, net of tax	379	379	—
Translation adjustments	(832)	(832)	—
Other (2)	1,690	1,690	—

Balance at March 31, 2010	$305,115	$303,952	$1,163

(1)

Includes the value of Company shares purchased in the open market and the value of Company common shares tendered by employees to settle minimum statutory withholding taxes related to the receipt of performance awards.

(2)	Primarily comprised of stock-based compensation, deferred compensation and excess tax benefit activities.
(3)	2011 includes partners’ noncontrolling interests in the Company’s China and Philippines joint ventures. 2010 includes partners’ noncontrolling interest in the China joint venture.

3.	FINANCIAL INSTRUMENTS

The following are the financial instruments held by the Company at March 31, 2011 and December 31, 2010, and descriptions of the methods and assumptions used to estimate the instruments’ fair values:

Cash and cash equivalents

Carrying value approximates fair value because of the short maturity of the instruments.

Derivative assets and liabilities

Derivative assets and liabilities relate to the foreign currency exchange contracts discussed in Note 4. Fair value and carrying value are the same because the contracts are recorded at fair value. The fair values of the foreign currency contracts were calculated as the differences between the applicable forward foreign exchange rates at the reporting date and the contracted foreign exchange rates multiplied by the contracted notional amounts. See the table that follows these financial instrument descriptions for the reported fair values of derivative assets and liabilities.

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

Debt obligations

The Company’s primary source of long-term U.S. debt financing is unsecured private placement notes with fixed interest rates and maturities. Certain foreign subsidiaries also carry fixed-rate debt. The fair value of fixed interest rate debt comprises the combined present values of scheduled principal and interest payments for each of the various loans, individually discounted at rates equivalent to those which could be obtained by the Company for new debt issues with durations equal to the average life to maturity of each loan. The discount rates are based on applicable duration funding rates plus market interest rate spreads to borrowers with credit ratings equivalent to those of the Company. The fair values of the Company’s fixed-rate debt at March 31, 2011 and December 31, 2010, including current maturities, were estimated to be $121,781,000 and $122,044,000, respectively. The carrying value of the Company’s fixed-rate debt was $113,260,000 at March 31, 2011 and $113,359,000 at December 31, 2010.

The Company’s Singapore facility also holds fixed-rate debt in the form of a seller note (related to the 2010 purchase of storage tanks), which had an estimated fair value of $13,715,000 at March 31, 2011, compared to a carrying value of $13,291,000. At December 31, 2010, the fair value of the seller note approximated its carrying value of $13,008,000.

Debt at March 31, 2011 also included $27,000,000 for an unsecured term loan that carried a variable interest rate of LIBOR plus a spread of 125 basis points as of March 31, 2011. As of the end of the first quarter, the current market spread over LIBOR for entities with credit ratings similar to the Company’s was approximately 200 basis points. Using the current market spread to discount the scheduled principal and interest payment outflows calculated under the contractual spread, the Company estimates the fair value of the variable interest unsecured term loan at March 31, 2011, at approximately $26,543,000 compared to a carrying value of $27,000,000. At December 31, 2010, the fair value of the variable interest unsecured term loan was $26,390,000 compared to a carrying value of $27,000,000.

Also included in debt as of March 31, 2011 was $8,803,000 of term debt of the Company’s Philippine subsidiary, comprised of two bank loans guaranteed by the U.S. parent. Using the current market spread for loans to companies with credit ratings similar to the Company’s to discount the scheduled principal and interest payment outflows calculated under the contractual spreads, the Company estimates the combined fair value of these variable interest secured term loans at March 31, 2011, to be approximately $9,061,000 versus a carrying value of $8,803,000. At December 31, 2010, the fair value of these term loans was $9,028,000 compared to a carrying value of $8,805,000.

Because of the short-term nature of the remaining Company debt, the fair values for such debt approximate the carrying values.

The following tables present financial assets and liabilities measured at fair value as of March 31, 2011 and December 31, 2010 and the level within the fair value hierarchy in which the fair value measurements fall:

(In thousands)	March 2011		Level 1	Level 2	Level 3

Mutual fund assets		$11,437	$11,437	$—	$—
Derivative assets: (1)
Foreign currency contracts		—	—	470	—

Total assets at fair value		$11,437	$11,437	$470	$—

Derivative liabilities: (1)
Foreign currency contracts	$		$	$316	$

Total liabilities at fair value	$		$—	$316	$—

(In thousands)	December 2010		Level 1	Level 2	Level 3

Mutual fund assets		$11,904	$11,904	$—	$—
Derivative assets: (1)
Foreign currency contracts		30	—	30	—

Total assets at fair value		$11,934	$11,904	$30	$—

Derivative liabilities: (1)
Foreign currency contracts		$43	$—	$43	$—

Total liabilities at fair value		$43	$—	$43	$—

(1)	See Note 4 for the balance sheet locations of the derivative assets and liabilities

4.	DERIVATIVE INSTRUMENTS

The Company is exposed to certain risks relating to its ongoing business operations. The primary risk managed by the use of derivative instruments is foreign currency exchange risk. The Company holds forward foreign currency exchange contracts that are not designated as any type of accounting hedge, as defined by U.S. generally accepted accounting principles (although they are effectively economic hedges). The Company uses these contracts to manage its exposure to exchange rate fluctuations on certain Company subsidiary accounts receivable, accounts payable and other obligation balances that are denominated in currencies other than the entities’ functional currencies. The forward foreign exchange contracts are recognized on the balance sheet as either an asset or a liability measured at fair value. Gains and losses arising from recording the foreign exchange contracts at fair value are reported in earnings as offsets to the losses and gains reported in earnings arising from the re-measurement of the receivable and payable balances into the applicable functional currencies. At March 31, 2011, and December 31, 2010, the Company had open forward foreign currency exchange contracts, with settlement dates ranging from one month to approximately 32 months, to buy or sell foreign currencies with a U.S. dollar equivalent of $51,609,000 and $25,014,000, respectively.

The Company also holds forward foreign currency exchange contracts that are designated as a cash flow hedge. The Company uses these contracts to manage the risks and related cash flow variability resulting from exposure to exchange rate fluctuations on forecasted progress payments related to a construction project undertaken in Singapore. The progress payments are denominated in a currency other than the Singapore location’s functional currency. The latest date through which the Company expects to hedge its exposure to the variability in cash flows for the progress payments is December 31, 2013. The forward foreign exchange contracts are recognized on the balance sheet as either an asset or a liability measured at fair value. Period-to-period changes in the fair value of the hedging instruments are recognized in other comprehensive income, to the extent effective. Once the constructed asset is complete and placed into service, the accumulated gains and losses will be reclassified out of accumulated other comprehensive income (AOCI) into earnings in the periods over which the asset is being depreciated. No reclassifications of gains and losses in AOCI were made into earnings in the three month period ended March 31, 2011, and no amounts are expected to be reclassified into earnings in the next 12 months. At March 31, 2011, the Company had an open forward foreign currency exchange contract designated as a cash flow hedge with a U.S. dollar equivalent amount of $10,287,000. No such contracts were held at December 31, 2010.

The fair values of the derivative instruments held by the Company on March 31, 2011, and December 31, 2010, were as follows:

(In thousands)	Asset Derivatives			Liability Derivatives
		Fair Value At			Fair Value At
Derivatives Designated As Hedging Instruments	Balance Sheet Line Item	March 31, 2011	December 31, 2010	Balance Sheet Line Item	March 31, 2011	December 31, 2010

Foreign Exchange Contracts	Receivables, net	$73	$—	Accounts payable	$—	$—

Derivatives Not Designated As Hedging Instruments

Foreign Exchange Contracts	Receivables, net	$197	$30
Foreign Exchange Contracts	Other non- current assets	200	—	Accounts payable	$316	$43

Total Non-hedging Derivatives		$397	$30		$316	$43

Total Derivatives		$470	$30		$316	$43

Information regarding derivative instrument gains and losses for the three month period ended March 31, 2011 and 2010 is displayed below:

(In thousands)		Gain (Loss)
Derivatives Not Designated As Hedging Instruments	Income Statement Line Item	Three Months Ended March 31
		2011	2010

Foreign currency contracts	Other, net	$285	$780
Forward electric contracts (1)	Cost of sales	—	(247)

Total		$285	$533

(1)

During 2010, the Company held forward electric contracts to purchase 107,000 megawatts of electricity at fixed prices in 2010. The Company entered into the contracts to help manage the volatile cost of electricity. The electric contracts were considered derivative instruments and did not qualify for the normal purchase election. The contracts expired on December 31, 2010. No such contracts were held on March 31, 2011, or at any time during the three month period then ended.

(In thousands)	Gain Recognized in Other Comprehensive Income		Income Statement Line Item for Loss Due to Ineffectiveness or Exclusion From Effectiveness Testing	Loss Due to Ineffectiveness or Exclusion From Effectiveness Testing (1)
Derivatives Designated As Cash Flow Hedges	March 31			March 31
	2011	2010		2011	2010

Foreign Exchange Contracts	$74	$—	Other, net	$(1)	$—

(1)	The loss was entirely attributable to the component of the foreign currency exchange contracts that was excluded from the assessment of hedge effectiveness.

5.	STOCK-BASED COMPENSATION

On March 31, 2011, the Company had stock options outstanding under its 2000 Stock Option Plan (2000 Plan) and stock options and stock awards outstanding under its 2006 Incentive Compensation Plan. Compensation expense charged against income for all stock options and awards was $849,000 and $872,000 for the three months ended March 31, 2011 and 2010, respectively. Unrecognized compensation cost for stock options and stock awards was $2,171,000 and $3,715,000, respectively, at March 31, 2011, compared to $972,000 and $2,234,000, respectively, at December 31, 2010. The increase in unrecognized compensation cost was due to 2011 grants of 61,423 stock options and 28,495 stock awards. The unrecognized compensation cost at March 31, 2011, is expected to be recognized over weighted average periods of 1.5 years and 2.2 years for stock options and stock awards, respectively.

6.	INVENTORIES

The composition of inventories was as follows:

(In thousands)	March 31, 2011	December 31, 2010

Finished products	$73,414	$62,685
Raw materials	45,825	33,867

Total inventories	$119,239	$96,552

Inventories are primarily priced using the last-in, first-out inventory valuation method. If the first-in, first-out inventory valuation method had been used for all inventories, inventory balances would have been approximately $37,059,000 and $34,280,000 higher than reported at March 31, 2011, and December 31, 2010, respectively.

7.	CONTINGENCIES

There are a variety of legal proceedings pending or threatened against the Company. Some of these proceedings may result in fines, penalties, judgments or costs being assessed against the Company at some future time. The Company’s operations are subject to extensive local, state and federal regulations, including the U.S. Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) and the Superfund amendments of 1986 (Superfund). Over the years, the Company has received requests for information related to or has been named by the government as a potentially responsible party (PRP) at a number of waste disposal sites where clean up costs have been or may be incurred under CERCLA and similar state statutes. In addition, damages are being claimed against the Company in general liability actions for alleged personal injury or property damage in the case of some disposal and plant sites. The Company believes that it has made adequate provisions for the costs it may incur with respect to these sites.

The Company has estimated a range of possible environmental and legal losses of $10.1 million to $29.4 million at March 31, 2011. At March 31, 2011 and December 31, 2010, the Company’s accrued liability for such losses, which represented the Company’s best estimate within the estimated range of possible environmental and legal losses, was $15.9 million. Actual costs could differ from the estimated reported liability. During the first three months of 2011 cash outlays related to legal and environmental matters approximated $0.7 million compared to $0.6 million in the first three months of 2010.

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

Following are summaries of the material contingencies at March 31, 2011:

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

The Company believes its recorded liability for the estimated probable costs it expects to incur at the Maywood site related to remediation of chemical contamination is adequate. However, depending on the results of the ongoing discussions with USEPA, the final cost of such remediation could differ from the current estimates.

D’Imperio Property Site

During the mid-1970’s, Jerome Lightman and the Lightman Drum Company disposed of hazardous substances at several sites in New Jersey. The Company was named as a PRP in the case United States v. Lightman (1:92-cv-4710 D.N.J.), which involved the D’Imperio Property Site located in New Jersey. In the second quarter of 2007, the Company reached an agreement with respect to the past costs and future allocation percentage in said litigation for costs related to the D’Imperio site, including costs to comply with USEPA’s Unilateral Administrative Orders. The Company paid the settlement amount in the third quarter of 2007. The resolution of the Company’s liability for this litigation did not have a material impact on the financial position, results of operations or cash flows of the Company. In December 2007, the Company received updated remediation cost estimates, which were considered in the Company’s determination of its range of estimated possible losses and reserve balance.

Remediation work is continuing at this site. Based on current information, the Company believes that its recorded liability for claims associated with the D’Imperio site is adequate. However, actual costs could differ from current estimates.

Wilmington Site

The Company is currently contractually obligated to contribute to the response costs associated with the Company’s formerly-owned site at 51 Eames Street, Wilmington, Massachusetts. Remediation at this site is being managed by its current owner to whom the Company sold the property in 1980. Under the agreement, once total site remediation costs exceed certain levels, the Company is obligated to contribute up to five percent of future response costs associated with this site with no limitation on the ultimate amount of contributions. To date, the Company has paid the current owner $1.9 million for the Company’s portion of environmental response costs through the fourth quarter of 2010 (the current owner of the site bills the Company one calendar quarter in arrears). The Company has recorded a liability for its portion of the estimated remediation costs for the site. Depending on the ultimate cost of the remediation at this site, the amount for which the Company is liable could differ from the current estimates.

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

The Company believes that based on current information its recorded liability for the claims related to this site is adequate. However, actual costs could differ from current estimates.

Poland Manufacturing Site

During the due diligence phase of the Company’s 2010 acquisition of Alfa Systems Sp. z o.o. (Alfa Systems) in Brzeg Dolny, Poland, some soil contamination in levels above allowable standards in Poland was discovered on the plant site, and there is a legal obligation to conduct further investigation and remediation. To expedite the purchase of Alfa Systems, the Company agreed to assume the remediation obligation. As part of the purchase agreement, the Company negotiated a purchase price holdback provision of $1.1 million, wherein any portion of the holdback not spent for soil remediation after one year following the acquisition date (i.e., July 15, 2011) would be remitted to the previous owners of Alfa Systems. A remediation liability was included as one of the liabilities assumed at the time of acquisition. Based on current information, management believes remediation of the Poland site will be completed by the holdback deadline and the cost to remediate will be at least the holdback amount. Therefore, no contingent consideration liability was recognized on the Company’s balance sheets at March 31, 2011, or December 31, 2010. In addition, during the quarter ended March 31, 2011, management increased its estimate of the cost to remediate the site and, accordingly, the recorded remediation liability for the site was increased. The adjustment to the liability did not have a material effect on the Company’s results of operations, financial position or cash flows. The Company believes its recorded liability for the Poland site is adequate, but actual costs could differ from current estimates.

8.	POSTRETIREMENT BENEFIT PLANS

Defined Benefit Pension Plans

The Company sponsors various funded qualified and unfunded non-qualified defined benefit pension plans, the most significant of which cover employees in the U.S. and U.K. locations. The U.S. and U.K. defined benefit pension plans are frozen and service benefits are no longer being accrued.

Components of Net Periodic Benefit Cost

(In thousands)	UNITED STATES		UNITED KINGDOM
	Three Months Ended March 31		Three Months Ended March 31
	2011	2010	2011	2010
Interest cost	$1,762	$1,767	$276	$262
Expected return on plan assets	(2,012)	(1,962)	(261)	(218)
Amortization of net actuarial loss	785	535	51	69

Net periodic benefit cost	$535	$340	$66	$113

Employer Contributions

U.S. Plans

The Company expects to contribute approximately $4,225,000 to its U.S. qualified defined benefit pension plans in 2011 and to pay $268,000 in 2011 related to its unfunded non-qualified plans. As of March 31, 2011, $604,000 had been contributed to the qualified plans and $132,000 had been paid related to the non-qualified plans.

U.K. Plan

The Company’s United Kingdom subsidiary expects to contribute approximately $889,000 to its defined benefit pension plan in 2011. As of March 31, 2011, $228,000 had been contributed to the plan.

Defined Contribution Plans

Defined contribution plan expenses for the Company’s retirement savings plan were $950,000 for the three months ended March 31, 2011, compared to $1,124,000 for three months ended March 31, 2010.

Expenses related to the Company’s profit sharing plan were $1,150,000 and $1,376,000, for the three months ended March 31, 2011 and 2010, respectively.

9.	EARNINGS PER SHARE

Below are the computations of basic and diluted earnings per share for the three months ended March 31, 2011 and 2010.

(In thousands, except per share amounts)	Three Months Ended March 31
	2011	2010

Computation of Basic Earnings per Share
Net income attributable to Stepan Company	$18,761	$20,660
Deduct dividends on preferred stock	179	188

Income applicable to common stock	$18,582	$20,472

Weighted-average number of common shares outstanding	10,323	10,099

Basic earnings per share	$1.80	$2.03

Computation of Diluted Earnings per Share
Net income attributable to Stepan Company	$18,761	$20,660

Weighted-average number of common shares outstanding	10,323	10,099
Add net shares issuable from assumed exercise of options (under treasury stock method) (1)	250	261
Add net shares related to unvested stock awards (under treasury stock method)	2	—
Add weighted-average shares issuable from assumed conversion of convertible preferred stock	594	624

Shares applicable to diluted earnings	11,169	10,984

Diluted earnings per share	$1.68	$1.88

(1)

Options to purchase 59,865 shares of Company common stock were not included in the computation of diluted earnings per share for the three months ended March 31, 2011. The options’ exercise prices were greater than the average market price for the common stock and their effect would have been antidilutive. There were no antidilutive stock options for the three months ended March 31, 2010.

10.	COMPREHENSIVE INCOME

Comprehensive income includes net income and all other non-owner changes in equity that are not reported in net income. Below is the Company’s comprehensive income for the three months ended March 31, 2011 and 2010:

(In thousands)	Three Months Ended March 31
	2011	2010
Net income	$18,816	$20,681
Other comprehensive income:
Foreign currency translation gains (losses)	6,117	(832)
Pension liability adjustments, net of tax	523	379
Derivative instrument gain, net of tax	74	—

Comprehensive income	25,530	20,228
Comprehensive income attributable to the noncontrolling interests	(69)	(21)

Comprehensive income attributable to Stepan Company	$25,461	$20,207

11.	SEGMENT REPORTING

The Company has three reportable segments: surfactants, polymers and specialty products. Segment operating results for the three months ended March 31, 2011 and 2010 are summarized below:

(In thousands)	Surfactants	Polymers	Specialty Products	Segment Totals

For the three months ended March 31, 2011
Net sales	$324,885	$86,399	$11,314	$422,598
Operating income	28,164	6,365	3,264	37,793

For the three months ended March 31, 2010
Net sales	$262,313	$63,110	$11,607	$337,030
Operating income	29,253	6,652	4,223	40,128

Below are reconciliations of segment operating income to consolidated income before income taxes:

(In thousands)	Three Months Ended March 31
	2011	2010
Operating income segment totals	$37,793	$40,128
Unallocated corporate expenses (a)	(7,942)	(6,473)

Total operating income	29,851	33,655
Interest expense, net	(2,063)	(1,256)
Loss from equity in joint ventures	(965)	(571)
Other, net	312	(222)

Consolidated income before income taxes	$27,135	$31,606

(a)

Unallocated corporate expenses primarily comprise corporate administrative expenses (e.g., corporate finance, legal, human resources, information systems) that are not included in segment operating income and not used to evaluate segment performance.

12.	DEBT

At March 31, 2011, and December 31, 2010, debt comprised the following:

(In thousands)	Maturity Dates	March 31, 2011	December 31, 2010
Unsecured private placement notes
5.88%	2016-2022	$40,000	$40,000
5.69%	2012-2018	40,000	40,000
6.86%	2011-2015	21,428	21,428
6.59%	2011-2012	5,454	5,454

Unsecured bank term loan	2011-2013	27,000	27,000
Build-to-suit obligation	2011-2030	—	11,384

Debt of foreign subsidiaries
Secured bank term loans, foreign currency	2011-2015	8,181	8,156
Secured bank term loan, U.S. dollars	2011-2014	7,000	7,000
Other loans, foreign currency	2011-2015	23,332	18,142
Seller notes, foreign currency	2011-2013	13,291	13,008

Total debt		$185,686	$191,572
Less current maturities		36,584	31,609

Long-term debt		$149,102	$159,963

On January 19, 2010, the Company entered into a build-to-suit lease agreement for the construction of a warehouse at its Millsdale (Joliet), Illinois, manufacturing site. On March 18, 2011 the Company purchased this warehouse for $12,206,000, which eliminated the build-to-suit obligation. The difference between the purchase price and the carrying value of the build-to-suit obligation at the time of purchase was recorded as an increase to property, plant and equipment.

The various loan agreements contain provisions, which, among others, require maintenance of certain financial ratios and place limitations on additional debt, investments and payment of dividends. Based on the loan agreement provisions that place limitations on dividend payments, unrestricted retained earnings (i.e., retained earnings available for dividend distribution) were $152,233,000 and $138,727,000 at March 31, 2011, and December 31, 2010, respectively.

13.	OTHER, NET

Other, net in the consolidated statements of income included the following:

(In thousands)	Three Months Ended March 31
	2011	2010
Foreign exchange loss	$(174)	$(571)
Investment income	13	15
Realized and unrealized gain on investments	473	334

Other, net	$312	$(222)

14.	RECENT ACCOUNTING PRONOUNCEMENTS

In December 2010, the Financial Accounting Standards Board issued Accounting Standards Update No. 2010-29, “Business Combinations (Topic 805): Disclosures of Supplementary Pro Forma Information for Business Combinations” (ASU 2010-29), which specifies that pro forma disclosures for business combinations are to be reported as if the business combinations that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period. The pro forma disclosures must also include a description of material, nonrecurring pro forma adjustments. ASU 2010-29 is effective for business combinations with an acquisition date of January 1, 2011 or later. Adoption of the new requirement did not have an effect on the Company’s financial position, results of operations or cash flows.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Forward-looking statements speak only as of the date they are made, and the Company does not undertake any obligation to update them to reflect changes that occur after that date. Factors that could cause actual results to differ materially include the items described in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Overview

The Company produces and sells intermediate chemicals that are used in a wide variety of applications worldwide. The overall business comprises three reportable segments:

•

Surfactants – Surfactants, which accounted for 77 percent of consolidated net sales for the first quarter of 2011, are principal ingredients in consumer and industrial cleaning products such as detergents for washing clothes, dishes, carpets, floors and walls, as well as shampoos, body washes, toothpastes and fabric softeners. Other applications include germicidal quaternary compounds, lubricating ingredients, emulsifiers (for spreading agricultural products), plastics and composites and biodiesel. Surfactants are manufactured at six North American sites (five in the U.S. and one in Canada), three European sites (United Kingdom, France and Germany), three Latin American sites (Mexico, Brazil and Colombia) and one Asian site (Philippines; the Company acquired controlling interest in Stepan Philippines Inc. (SPI) on July 19, 2010). Also in the third quarter of 2010, the Company purchased assets in Singapore and initiated the development of a methyl esters plant in that location. Completion of the Singapore plant is expected in the second quarter of 2012. The Company also holds a 50 percent ownership interest in a joint venture, TIORCO, LLC (TIORCO), that markets chemical solutions for increasing the production of crude oil and natural gas from existing fields. The joint venture is accounted for under the equity method, and its financial results are excluded from surfactant segment operating results.

•

Polymers – Polymers, which accounted for 20 percent of consolidated net sales for the first quarter of 2011, include two primary product lines: polyols and phthalic anhydride. Polyols are used in the manufacture of rigid laminate insulation board for thermal insulation in the construction industry. Polyols are also a base raw material for flexible foams, coatings, adhesives, sealants and elastomers. Phthalic anhydride is used in unsaturated polyester resins, alkyd resins and plasticizers for applications in construction materials and components of automotive, boating and other consumer products. In addition, phthalic anhydride is used internally in the production of polyols. In the U.S., polymer product lines are manufactured at the Company’s Millsdale, Illinois, site. In Europe, polyols are manufactured at the Company’s subsidiaries in Germany and Poland. The Poland entity was acquired in the third quarter of 2010. Polyols are also produced at the Company’s 80-percent owned joint venture in Nanjing, China.

•

Specialty Products – Specialty products, which accounted for three percent of consolidated net sales for the first quarter of 2011, include flavors, emulsifiers and solubilizers used in the food and pharmaceutical industries. Specialty products are primarily manufactured at the Company’s Maywood, New Jersey, site.

Deferred Compensation Plans

The accounting for the Company’s deferred compensation plans can cause period-to-period fluctuations in Company expenses and profits. Compensation income results when the value of Company common stock held for the plans declines, and compensation expense results when the value of Company common stock increases. The pretax effect of all deferred compensation-related activities (including realized and unrealized gains and losses on the mutual fund assets held to fund the deferred compensation obligations) and the income statement line items in which the effects of the activities were recorded are displayed below:

(In millions)	Income For the Three Months Ended March 31
	2011	2010	Increase (Decrease)

Deferred Compensation (Administrative expense)	$0.4	$1.8	($1.4	) (1)
Realized/Unrealized Gains on Investments (Other, net)	0.5	0.4	0.1

Pretax Income Effect	$0.9	$2.2	($1.3)

(1)	The value of Company common stock declined $3.77 per share from $76.27 per share at December 31, 2010, to $72.50 per share at March 31, 2011. For the first quarter of 2010, the Company’s common stock price declined $8.92 per share from $64.81 per share at December 31, 2009, to $55.89 per share at March 31, 2010.

Effects of Foreign Currency Translation

The Company’s foreign subsidiaries transact business and report financial results in their respective local currencies. As a result, foreign subsidiary income statements are translated into U.S. dollars at average foreign exchange rates appropriate for the reporting period. Because foreign exchange rates fluctuate against the U.S. dollar over time, foreign currency translation affects period-to-period comparisons of financial statement items (i.e., because foreign exchange rates fluctuate, similar period-to-period local currency results for a foreign subsidiary may translate into different U.S. dollar results). For the quarter ended March 31, 2011, except for the European euro, the U.S. dollar weakened against all the foreign currencies in the locations where the Company does business, when compared to the exchange rates for the quarter ended March 31, 2010. Consequently, reported net sales, expense and income amounts for the first quarter of 2011 were higher than they would have been had the foreign currency exchange rates remained constant with the rates for the first quarter of 2010. The following table presents the effect that foreign currency translation had on the quarter-over-quarter changes in consolidated net sales and various income line items for the quarter ended March 31, 2011:

	Three Months Ended March 31			Increase Due to Foreign Translation
(In millions)	2011	2010	Increase (Decrease)

Net Sales	$422.6	$337.0	$85.6	$3.5
Gross Profit	61.8	63.6	(1.8)	0.4
Operating Income	29.9	33.7	(3.8)	0.3
Pretax Income	27.1	31.6	(4.5)	0.2

RESULTS OF OPERATIONS

Three Months Ended March 31, 2011 and 2010

Summary

Net income attributable to the Company for the first quarter of 2011 declined nine percent to $18.8 million, or $1.68 per diluted share, compared to $20.7 million, or $1.88 per diluted share, for the first quarter of 2010. Below is a summary discussion of the major factors leading to the quarter-over-quarter changes in net sales, profits and expenses. A detailed discussion of segment operating performance for the first quarter of 2011 follows the summary.

Consolidated net sales increased $85.6 million, or 25 percent, quarter over quarter. Higher average selling prices, higher sales volume and the effects of foreign currency translation accounted for approximately $70.1 million, $12.0 million and $3.5 million, respectively, of the increase. The rise in average selling prices was primarily attributable to price increases resulting from higher quarter-over-quarter raw material costs. Sales volume improved four percent, reflecting increases for all three segments.

Operating income for the first quarter of 2011 was $3.8 million lower (11 percent) than operating income for the first quarter of 2010. Gross profit declined $1.8 million, or three percent. Rising raw material costs led to lower margins in Europe and for the Company’s specialty products segment. The effects of foreign currency translation reduced the gross profit decline by about $0.4 million.

Operating expenses increased $2.0 million, or seven percent, between quarters due primarily to the following:

•

Administrative expenses increased $1.8 million, or 20 percent, due largely to a $1.4 million decrease in deferred compensation income. The reduction in deferred compensation income resulted primarily from changes in the price of Company common stock to which a large part of the deferred compensation obligation is tied. See the ‘Overview’ and ‘Corporate Expenses’ sections of this management discussion and analysis for further details. A $0.3 million increase in consulting expenses contributed to the higher administrative expenses.

•

Marketing expenses declined $0.1 million, or one percent, quarter over quarter. Bad debt expense declined $0.5 million, which reflected lower provision requirements for high-risk customers throughout the Company’s global organization. The lower bad debt expense was largely offset by expenses for the Philippines and Poland subsidiaries (that were first consolidated in the third quarter of 2010) and the unfavorable effects of foreign currency translation.

•	Research, development and technical service expenses were up $0.3 million, or four percent, quarter over quarter.

Interest expense, net for the first quarter of 2011 was up $0.8 million, or 64 percent, over interest expense for the first quarter of 2010. Higher average debt levels led to the increase. In the second quarter of 2010, the Company secured $40 million of additional long-term notes to take advantage of the low interest rate environment and to support global growth initiatives.

The loss from equity joint ventures, which included results for TIORCO for the first quarter of 2011 compared to results for TIORCO and SPI for the first quarter of 2010 (the Company acquired controlling interest of SPI in the third quarter of 2010), increased $0.4 million quarter over quarter. The equity loss in TIORCO increased $0.2 million and the first quarter of last year included SPI equity income of $0.2 million. The Company also sells surfactant products to TIORCO and its customers. The sales and resulting income from the sales are included in the Company’s surfactants segment operating results.

Other, net was $0.3 million of income for the first quarter of 2011 compared to $0.2 million of expense for the first quarter of 2010, a favorable swing of $0.5 million. Foreign exchange losses were down $0.4 million between quarters and investment related income was up $0.1 million.

The effective tax rate was 30.7 percent for the first quarter of 2011 compared to 34.6 percent for the first quarter of 2010. The decrease was primarily attributable to structural changes that will provide a recurring benefit in lowering the effective tax rate on foreign earnings. An increase in U.S. tax credits also contributed to the lower effective tax rate.

Segment Results

(Dollars in thousands)	Surfactants	Polymers	Specialty Products	Segment Results	Corporate	Total

For the three months ended March 31, 2011
Net sales	$324,885	$86,399	$11,314	$422,598	—	$422,598
Operating income	28,164	6,365	3,264	37,793	(7,942)	29,851

For the three months ended March 31, 2010
Net sales	$262,313	$63,110	$11,607	$337,030	—	$337,030
Operating income	29,253	6,652	4,223	40,128	(6,473)	33,655

Surfactants

Surfactants net sales for the first quarter of 2011 increased $62.6 million, or 24 percent, over net sales for the first quarter of 2010. Higher average selling prices, the effects of foreign currency translation and a one percent increase in sales volume accounted for approximately $56.7 million, $3.6 million and $2.3 million, respectively, of the net sales change. A quarter-over-quarter comparison of net sales by region follows:

	For the Three Months Ended
(Dollars in thousands)	March 31, 2011	March 31, 2010	Increase	Percent Change
North America	$206,150	$178,620	$27,530	+15
Europe	77,193	59,580	17,613	+30
Latin America	32,197	24,113	8,084	+34
Asia	9,345	—	9,345	NM

Total Surfactants Segment	$324,885	$262,313	$62,572	+24

Net sales for North American operations increased 15 percent due to a 21 percent increase in average selling prices and the effects of foreign currency translation, which accounted for $36.2 million and $1.1 million, respectively, of the net sales change. A six percent decline in sales volume reduced the quarter-over-quarter change by $9.8 million. Average selling prices increased primarily as a result of higher costs for all major raw materials. The foreign currency translation effect resulted from the strengthening of the Canadian dollar against the U.S. dollar. Sales volume declined largely due to an eight percent decrease in laundry product volume that was partially offset by improved sales of higher margin functional products. The decline in laundry sales volume was attributable to nonrecurring business in the year ago quarter.

Net sales for European operations increased 30 percent due to a 30 percent increase in average selling prices, which accounted for $17.5 million of the net sales increase. The favorable effects of foreign currency translation added another $0.5 million to the quarter-over-quarter change, largely offset by the effects of a one percent decline in sales volume. Selling price increases made throughout 2010, reflecting higher raw material costs, accounted for the increase in average selling prices.

Net sales for Latin American operations were up 34 percent as a result of a 13 percent increase in sales volume, an 11 percent increase in average selling prices and the favorable effects of foreign currency translation, which accounted for $3.1 million, $3.0 million and $2.0 million, respectively, of the quarter-over-quarter net sales change. Additional business gained throughout 2010 at the Company’s Brazil subsidiary accounted for approximately 70 percent of the sales volume growth. The Mexico and Colombia subsidiaries also contributed to this growth. The increase in average selling prices was attributable to increased raw material costs. The favorable currency translation impact resulted from the strengthening of the currencies for all three Latin American locations against the U.S. dollar.

The $9.3 million of net sales for Asia operations reflected sales by the Company’s Philippines subsidiary, which is now consolidated.

Surfactants operating income for the first quarter of 2011 was $1.1 million lower than operating income for the first quarter of 2010. Gross profit declined $1.0 million due principally to the effects of lower margins in Europe and higher start-up costs in Brazil, partially offset by improved margins in Asia. The effects of foreign currency translation reduced the quarter-over-quarter gross profit decline by $0.4 million. Operating expenses increased $0.1 million, or one percent. Quarter-over-quarter comparisons of gross profit by region and total segment operating expenses and operating income follow:

(Dollars in thousands)	For the Three Months Ended
	March 31, 2011	March 31, 2010	Increase (Decrease)	Percent Change
Gross Profit
North America	$37,546	$37,238	$308	+1
Europe	5,701	7,067	(1,366)	-19
Latin America	3,165	4,036	(871)	-22
Asia	971	—	971	NM

Total Surfactants Segment	$47,383	$48,341	$(958)	-2

Operating Expenses	19,219	19,088	131	+1

Operating Income	$28,164	$29,253	$(1,089)	-4

North American gross profit was up one percent quarter-over-quarter despite lower sales volume. The previously noted increase in average selling prices, coupled with a more favorable mix of sales, helped to offset the impact of the decrease in sales volume. The Company announced selling price increases effective April 1, 2011.

Gross profit for European operations declined 19 percent due largely to the effects of higher raw material costs. The previously mentioned selling price increases did not keep pace with the rapid rise in raw material costs. The decline in sales volume also contributed to the lower gross profit.

Gross profit for Latin American operations was down 22 percent primarily as a result of higher manufacturing costs due to the recent neutralizer capacity expansion in Brazil.

The $1.0 million of gross profit for Asia operations reflected profits earned by the Company’s Philippines subsidiary.

Operating expenses for the surfactants segment were up $0.1 million, or one percent, quarter-over-quarter. Operating expenses for the Singapore and Philippines locations, which were first consolidated in the third quarter of 2010, accounted for $0.5 million of the increase. Lower bad debt expense for the segment offset the Singapore and Philippines expenses by $0.3 million.

Polymers

Polymers net sales for the first quarter of 2011 increased $23.3 million, or 37 percent, from net sales for the same quarter of 2010. A 19 percent improvement in sales volume and higher average selling prices accounted for $12.1 million and $11.3 million, respectively, of the increase. The effects of foreign currency translation were insignificant. A quarter-over-quarter comparison of net sales by region is displayed below:

	For the Three Months Ended
(Dollars in thousands)	March 31, 2011	March 31, 2010	Increase	Percent Change
North America	$54,189	$41,973	$12,216	+29
Europe	28,580	18,440	10,140	+55
Asia and Other	3,630	2,697	933	+35

Total Polymers Segment	$86,399	$63,110	$23,289	+37

Net sales for North American operations increased 29 percent due to a 14 percent increase in average selling prices and a 14 percent increase in sales volume. The increases in average selling prices and sales volume accounted for $6.5 million and $5.7 million, respectively, of the increase in net sales. The higher average selling prices reflected rising raw material costs for all polymer product lines. Sales volume for polyols and phthalic anhydride increased 22 percent and six percent, respectively. The sales volume improvement resulted primarily from increased demand from existing customers, reflecting improvement in the market segments into which the polymer segment sells.

Net sales for European operations grew 55 percent due to a 34 percent increase in sales volume and a 17 percent increase in average selling prices, which accounted for $6.2 million and $4.1 million, respectively, of the net sales improvement. The effects of foreign currency translation reduced the effects of the higher sales volume and prices by $0.2 million. The higher quarter-over-quarter sales volume reflected stronger demand from most major polyol customers and new business gained throughout 2010. In addition, the Company’s Poland subsidiary, which was acquired in the third quarter of 2010, accounted for nine percent of the quarter-over-quarter sales volume growth. Increased raw material costs led to the higher average selling prices.

Asia and Other operations’ net sales were up 35 percent quarter over quarter due to a 15 percent increase in average selling prices coupled with a 13 percent increase in sales volume. Higher raw material costs drove the increase in selling prices, and new business secured by the Company’s China subsidiary led to the quarter-over-quarter growth in sales volume.

Polymer operating income for the first quarter of 2011 declined $0.3 million from operating income for the first quarter of 2010. Gross profit was essentially unchanged quarter-over-quarter, as improvement in gross profit for North American operations was offset by a decline in gross profit for European operations. Operating expenses increased $0.3 million, or six percent, between quarters. Below are quarter-over-quarter comparisons of gross profit by region and total segment operating expenses and operating income:

(Dollars in thousands)	For the Three Months Ended
	March 31, 2011	March 31, 2010	Increase (Decrease)	Percent Change
Gross Profit
North America	$8,560	$7,442	$1,118	+15
Europe	2,366	3,419	(1,053)	-31
Asia and Other	183	280	(97)	-35

Total Polymers Segment	$11,109	$11,141	$(32)	—

Operating Expenses	4,744	4,489	255	+6

Operating Income	$6,365	$6,652	$(287)	-4

Gross profit for North American operations increased 15 percent due to the 14 percent increase in sales volume noted earlier. Average unit margins were unchanged, as quarter-over-quarter selling price increases essentially equaled quarter-over-quarter average raw material cost increases. The Company announced March 15, 2011, polyol selling price increases to help prevent margin deterioration.

Gross profit for European operations declined 31 percent despite the 34 percent increase in sales volume. The effects of rising raw material costs coupled with the outsourcing of polyols from the segment’s North American operations due to capacity constraints more than offset the favorable impact of the sales volume growth. Selling price increases were made throughout 2010 but have not kept pace with increases in costs. The Company’s project to expand polyol capacity at the segment’s Germany location is scheduled to be completed late in May of 2011.

The decline in gross profit for Asia and Other operations reflected higher raw material costs that more than offset the effect of the 13 percent increase in sales volume.

The $0.3 million increase in operating expenses was attributable to higher marketing expenses for European operations.

Specialty Products

Net sales for the first quarter of 2011 were $0.3 million, or three percent, lower than net sales for the first quarter of 2010. Lower sales volume for products used in health care and pharmaceutical applications led to the decline. Operating income was down $1.0 million, or 23 percent, quarter over quarter due to higher raw material costs and the lower health care and pharmaceutical product sales volume.

Corporate Expenses

Corporate expenses, which comprise operating expenses that are not allocated to the reportable segments, increased $1.4 million (23 percent) to $7.9 million for the first quarter of 2011 from $6.5 million for the first quarter of 2010. Deferred compensation expense accounted for the increase, as the Company recorded $0.4 million of deferred compensation income for the first quarter of 2011 compared to $1.8 million of income for the first quarter of 2010. The value of Company common stock, to which a large portion of the deferred compensation obligation is tied, declined $3.77 per share from $76.27 per share at December 31, 2010, to $72.50 per share at March 31, 2011. For last year’s first quarter, the Company’s common stock price declined $8.92 per share from $64.81 per share at December 31, 2009, to $55.89 per share at March 31, 2010. The accounting for the Company’s deferred compensation plans results in income when the value of Company common stock held in the plans falls and expense when the value of Company common stock increases. The smaller decline in common share price led to less compensation income recorded in the first quarter of 2011 than in the first quarter of 2010.

LIQUIDITY AND CAPITAL RESOURCES

For the first three months of 2011, the Company used $58.4 million of available cash to fund a net operating cash use of $25.4 million, net investing cash uses of $22.7 million and net financing cash outflows of $11.0 million, with exchange rates increasing cash by $0.7 million. For the first quarter of 2011, net income was down by $1.9 million and working capital consumed $21.3 million more than for the same period in 2010. Investing cash outflows increased by $9.8 million year over year and financing outflows increased by $3.3 million.

For the first quarter of 2011, changes in accounts receivable resulted in a cash use of $63.9 million versus a use of $38.4 million for the year ago quarter. Inventories were a use of $21.0 million compared to a use of $11.2 million in 2010. Accounts payable and accrued liabilities were a source of $31.0 million during 2011 compared to $16.6 million in 2010.

During 2011, the rising cost of raw materials drove higher selling prices to customers which, in turn, required higher working capital growth for the current year quarter compared to the same quarter in 2010. The Company’s working capital investment is heavily influenced by the cost of crude oil and natural oils, from which many of its raw materials are derived. Higher raw material costs translate directly to higher inventory carrying costs and indirectly to customer selling prices and accounts receivable.

The year-to-date accounts receivable increase was driven approximately equally by the combination of higher quarterly sales volumes and higher selling prices, partially offset by improved accounts receivable turnover since year-end. Slightly more than 50 percent of the year-to-date inventory increase resulted from higher raw material costs with the rest attributable to planned increases to support customer service levels. The Company has not changed its own payment practices related to its payables. It is management’s opinion that the Company’s liquidity is sufficient to provide for potential increases in working capital during 2011.

Investing cash outflows for the first three months of 2011 totaled $22.7 million compared to $12.9 million for the same period in 2010. Capital expenditures for the first quarter of 2011 totaled $22.5 million, including higher spending for capacity expansion, compared to $13.0 million for the year-ago quarter. For 2011, the Company estimates that full-year capital spending will range from $85 million to $90 million, including a capacity expansion in Singapore. The estimated range of capital expenditures excludes $12.2 million for the purchase of the Millsdale (Joliet), Illinois, warehouse, which was reflected in financing activities for the current year quarter. Prior to the cash purchase, the warehouse was recorded as an asset on the Company’s balance sheet along with a build-to-suit lease obligation. During 2011 the Company also liquidated $1.5 million of investments for benefit plan participant payouts versus $0.7 million in 2010.

The Company purchases its common shares in the open market from time to time to fund its own benefit plans and also to mitigate the dilutive effect of new shares issued under its benefit plans. The Company may also make open market repurchases as cash flows permit when, in management’s opinion, the Company’s shares are undervalued in the market. The Company made no open market purchases during the first quarter of 2011. At March 31, 2011, there were 250,715 shares remaining under the current share repurchase authorization.

At March 31, 2011, the Company’s cash and cash equivalents totaled $52.7 million, including $22.3 million in two U.S. money market funds, each of which was rated AAA by Standard and Poor’s and Aaa by Moody’s. Cash in U.S. demand deposit accounts totaled $13.8 million and cash of the Company’s non-U.S. subsidiaries held outside the U.S. totaled $16.6 million as of March 31, 2011.

Total Company debt decreased by $5.9 million during the first quarter of 2011, from $191.6 million to $185.7 million, reflecting an increase of $5.5 million in foreign debt and a decrease of $11.4 million in U.S. debt. The increase in foreign debt was driven primarily by working capital requirements in Europe. The decrease in U.S. debt reflected the liquidation of the previously noted build-to-suit lease obligation. Net debt (which is defined as total debt minus cash) increased by $52.5 million for the first three months of 2011, from $80.4 million to $132.9 million. At March 31, 2011, the ratio of total debt to total debt plus shareholders’ equity was 33.0 percent, compared to 35.2 percent at December 31, 2010. The ratio of net debt to net debt plus shareholders’ equity was 26.0 percent at March 31, 2011, compared to 18.5 percent at December 31, 2010.

As of March 31, 2011, the Company’s debt included $106.9 million of unsecured private placement loans with maturities extending from 2011 through 2022. These loans are the Company’s primary source of long-term debt financing, and are supplemented by bank credit facilities to meet short and medium term needs. The Company’s debt also included a $27.0 million term loan with its U.S. banks, which has maturities from 2011 through 2013.

The Company maintains a committed $60.0 million revolving credit agreement with three U.S. banks. This unsecured facility is the Company’s primary source of short-term borrowings and is committed through August 27, 2013 with terms and conditions that are substantially equivalent to those of the Company’s other U.S. loan agreements. As of March 31, 2011, the Company had outstanding letters of credit of $2.6 million and no outstanding debt under this agreement, with $57.4 million remaining available. The Company anticipates that cash from operations, committed credit facilities and cash on hand will be sufficient to fund anticipated capital expenditures, working capital, dividends and other planned financial commitments for the foreseeable future.

Certain foreign subsidiaries of the Company maintain term loans and short-term bank lines of credit in their respective local currencies to meet working capital requirements as well as to fund capital expenditure programs and acquisitions. As of March 31, 2011, the Company’s European subsidiaries had bank term loans of $6.4 million with maturities through 2015 and short-term bank debt of $22.7 million with available short-term borrowing capacity of $16.0 million. The Company’s Latin American subsidiaries had no outstanding debt, with $9.9 million of short-term borrowing capacity as of that date. As of March 31, 2011, the Company’s Singapore subsidiary was obligated for $13.3 million under an asset purchase agreement that took effect on November 4, 2010. The Company’s majority-owned joint ventures in the Philippines and China had debt totaling $9.4 million and available borrowing capacity of $8.7 million. Stepan Company has guaranteed the debt obligations of its Singapore subsidiary and of its majority-owned joint ventures in the Philippines and China.

The Company has material debt agreements that require the maintenance of minimum interest coverage and minimum net worth. These agreements also limit the incurrence of additional debt as well as the payment of dividends and repurchase of treasury shares. Testing for these agreements is based on the combined financial statements of the U.S. operations of Stepan Company and Stepan Canada Inc. (the “Restricted Group”). Under the most restrictive of these debt covenants:

1.	The Restricted Group must maintain a minimum interest coverage ratio, as defined within the agreements, of 2.0 to 1.0, for the preceding four calendar quarters.

2.	The Restricted Group must maintain net worth of at least $175.0 million.

3.	The Restricted Group must maintain a ratio of long-term debt to total capitalization, as defined in the agreements, not to exceed 55 percent.

4.	The Restricted Group may pay dividends and purchase treasury shares in amounts of up to $30.0 million plus 100 percent of net income and cash proceeds of stock option exercises, measured cumulatively after December 31, 2001. The maximum amount of dividends that could have been paid within this limitation is disclosed as unrestricted retained earnings in Note 12, Debt, in the Notes to Consolidated Financial Statements.

The Company was in compliance with all of its loan agreements as of March 31, 2011. Based on current projections, the Company believes it will be in compliance with its loan agreements throughout 2011.

ENVIRONMENTAL AND LEGAL MATTERS

The Company is subject to extensive federal, state and local environmental laws and regulations. Although the Company’s environmental policies and practices are designed to ensure compliance with these laws and regulations, future developments and increasingly stringent environmental regulation could require the Company to make additional unforeseen environmental expenditures. The Company will continue to invest in the equipment and facilities necessary to comply with existing and future regulations. During the first three months of 2011 and 2010, the Company’s expenditures for capital projects related to the environment were $0.2 million. These projects are capitalized and depreciated over their estimated useful lives, which is typically 10 years. Recurring costs associated with the operation and maintenance of facilities for waste treatment and disposal and managing environmental compliance in ongoing operations at the Company’s manufacturing locations were $3.8 million for the three months ended March 31, 2011 and 2010, respectively. While difficult to project, it is not anticipated that these recurring expenses will increase significantly in the future.

Over the years, the Company has received requests for information related to or has been named by the government as a potentially responsible party at a number of waste disposal sites where cleanup costs have been or may be incurred under CERCLA and similar state statutes. In addition, damages are being claimed against the Company in general liability actions for alleged personal injury or property damage in the case of some disposal and plant sites. The Company believes that it has made adequate provisions for the costs it may incur with respect to the sites. It is the Company’s accounting policy to record liabilities when environmental assessments and/or remedial efforts are probable and the cost or range of possible costs can be reasonably estimated. When no amount within the range is a better estimate than any other amount, the minimum is accrued. Some of the factors on which the Company bases its estimates include information provided by feasibility studies, potentially responsible party negotiations and the development of remedial action plans. After partial remediation payments at certain sites, the Company has estimated a range of possible environmental and legal losses of $10.1 million to $29.4 million at March 31, 2011, compared to $10.0 million to $29.7 million at December 31, 2010. At March 31, 2011 and December 31, 2010, the Company’s accrued liability for such losses, which represented the Company’s best estimate within the estimated range of possible environmental and legal losses, was $15.9 million. Actual costs could differ from the estimated reported liability. During the first three months of 2011, cash outlays related to legal and environmental matters approximated $0.7 million compared to $0.6 million for the first three months of 2010.

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

OUTLOOK

In order to accelerate its growth, the Company has made investments in faster growing markets in Brazil, Poland, Singapore and Germany, which have led to planned higher operating expenses. The Brazil expansion is complete and volume should ramp up over the second and third quarters. The German polyol expansion will start up during the second quarter and contribute to profit improvement during the third quarter.

The Company has increased its selling prices to address rising raw material costs and remains optimistic about its prospects for volume growth and margin improvement over the remainder of the year. Surfactant earnings improvement will be led by unit margin improvement, improved sales mix of higher margin functional surfactants and volume growth in Brazil. The rise in crude oil prices will stimulate demand for surfactants used in enhanced oil recovery. Polymer demand exceeded expectations in the first quarter, which should lead to further growth in the summer roof replacement season. While 2011 will have additional start up costs associated with new or expanded plants, the Company has the opportunity to deliver full year earnings growth.

CRITICAL ACCOUNTING POLICIES

There have been no changes to the critical accounting policies disclosed in the Company’s 2010 Annual Report on Form 10-K.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the market risks disclosed in the Company’s 2010 Annual Report on Form 10-K.

Item 4 – Controls and Procedures

a.	Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures as of the end of the most recent fiscal quarter covered by this Form 10-Q, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) were effective as of March 31, 2011.

b.	Changes in Internal Control Over Financial Reporting

There were no changes in internal controls that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II	OTHER INFORMATION

Item 1 – Legal Proceedings

There have been no material changes to the legal proceedings disclosed in the Company’s 2010 Annual Report on Form 10-K.

Item 1A – Risk Factors

There have been no material changes from the risk factors disclosed in the Company’s 2010 Annual Report on Form 10-K.

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds

Below is a summary by month of share purchases by the Company during the first quarter of 2011:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

January	—		—	—	—

February	17,942	(a)	$71.00	—	—

March	—		—	—	—

(a)	Represents shares of Company common stock tendered by employees to settle minimum statutory withholding taxes related to receipt of performance stock awards.

Item 3 – Defaults Upon Senior Securities

None

Item 4 – (Removed and Reserved)

Item 5 – Other Information

None

Item 6 – Exhibits

(a)	Exhibit 3(a)	–	Copy of Restated Certificate of Incorporation of Stepan Company, filed April 5, 2011 with the State of Delaware

(b)	Exhibit 3(b)	–	Copy of Amended and Restated By-Laws of Stepan Company (Amended as of February 8, 2011), included with the Company’s Current Report on Form 8-K filed on February 14, 2011, and incorporated herein by reference

(c)	Exhibit 31.1	–	Certification of President and Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)

(d)	Exhibit 31.2	–	Certification of Vice President and Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)

(e)	Exhibit 32	–	Certification pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEPAN COMPANY

Date: May 5, 2011

/s/ J. E. Hurlbutt
J. E. Hurlbutt
Vice President and Chief Financial Officer