Form 10-Q
period 2011-06-30
STEPAN CO
filed 2011-07-29
CIK 94049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 26, 2011
Common Stock, $1 par value	10,163,317 Shares

Part I	FINANCIAL INFORMATION

Item 1 – Financial Statements

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Unaudited

(In thousands, except per share amounts)	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010

Net Sales	$476,989	$366,504	$899,587	$703,534
Cost of Sales	407,404	303,026	768,216	576,504

Gross Profit	69,585	63,478	131,371	127,030

Operating Expenses:
Marketing	12,171	9,391	23,001	20,342
Administrative	12,680	14,273	23,554	23,336
Research, development and technical services	10,656	10,042	20,887	19,925

	35,507	33,706	67,442	63,603

Operating Income	34,078	29,772	63,929	63,427

Other Income (Expense):
Interest, net	(2,194)	(1,510)	(4,257)	(2,766)
Loss from equity in joint ventures	(805)	(764)	(1,770)	(1,335)
Other, net (Note 14)	253	(1,111)	565	(1,333)

	(2,746)	(3,385)	(5,462)	(5,434)

Income Before Provision for Income Taxes	31,332	26,387	58,467	57,993
Provision for Income Taxes	10,326	9,318	18,645	20,243

Net Income	21,006	17,069	39,822	37,750

Net Income Attributable to Noncontrolling Interests (Note 3)	(139)	(23)	(194)	(44)

Net Income Attributable to Stepan Company	$20,867	$17,046	$39,628	$37,706

Net Income Per Common Share Attributable to Stepan Company (Note 10):
Basic	$2.00	$1.66	$3.80	$3.69

Diluted	$1.87	$1.53	$3.55	$3.41

Shares Used to Compute Net Income Per Common Share Attributable to Stepan Company (Note 10):
Basic	10,345	10,160	10,335	10,130

Diluted	11,178	11,118	11,175	11,052

Dividends Declared Per Common Share	$0.26	$0.24	$0.52	$0.48

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(In thousands)	June 30, 2011	December 31, 2010
Assets
Current Assets:
Cash and cash equivalents	$25,599	$111,198
Receivables, net	294,547	199,245
Inventories (Note 7)	159,490	96,552
Deferred income taxes	8,386	8,170
Other current assets	16,570	12,661

Total current assets	504,592	427,826

Property, Plant and Equipment:
Cost	1,098,279	1,055,553
Accumulated depreciation	(729,513)	(701,968)

Property, plant and equipment, net	368,766	353,585

Goodwill, net (Note 2)	7,289	6,717
Other intangible assets, net (Note 2)	12,636	5,257
Long-term investments (Note 4)	11,518	11,904
Other non-current assets	6,124	6,142

Total assets	$910,925	$811,431

Liabilities and Stockholders’ Equity
Current Liabilities:
Current maturities of long-term debt (Note 13)	$35,809	$31,609
Accounts payable	174,577	115,248
Accrued liabilities	52,148	58,770

Total current liabilities	262,534	205,627

Deferred income taxes	9,986	5,154

Long-term debt, less current maturities (Note 13)	154,956	159,963

Other non-current liabilities	82,462	87,616

Commitments and Contingencies (Note 8)

Stockholders’ Equity:
5-1/2% convertible preferred stock, cumulative, voting, without par value; authorized 2,000,000 shares; issued and outstanding 520,089 shares in 2011 and 2010	13,002	13,002
Common stock, $1 par value; authorized 30,000,000 shares; issued 11,595,329 shares in 2011 and 11,511,829 shares in 2010	11,595	11,512
Additional paid-in capital	88,238	83,852
Accumulated other comprehensive loss	(14,127)	(25,599)
Retained earnings	339,820	305,830
Treasury stock, at cost, 1,438,754 shares in 2011 and 1,406,081 shares in 2010	(41,357)	(39,106)

Total Stepan Company stockholders’ equity	397,171	349,491

Noncontrolling interests (Note 3)	3,816	3,580

Total stockholders’ equity	400,987	353,071

Total liabilities and stockholders’ equity	$910,925	$811,431

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(In thousands)	Six Months Ended June 30
	2011	2010
Cash Flows From Operating Activities
Net income	$39,822	$37,750
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,007	19,288
Deferred compensation	(709)	929
Realized and unrealized loss (gain) on long-term investments	(438)	367
Stock-based compensation	1,777	1,806
Deferred income taxes	4,846	3,823
Other non-cash items	1,083	1,627
Changes in assets and liabilities:
Receivables, net	(83,875)	(61,722)
Inventories	(55,088)	(13,745)
Other current assets	(3,586)	(935)
Accounts payable and accrued liabilities	55,151	27,793
Pension liabilities	(895)	(488)
Environmental and legal liabilities	(412)	(847)
Deferred revenues	(890)	(596)
Excess tax benefit from stock options and awards	(1,113)	(2,076)

Net Cash Provided By (Used In) Operating Activities	(21,320)	12,974

Cash Flows From Investing Activities
Expenditures for property, plant and equipment	(40,400)	(28,007)
Business acquisition	(13,562)	—
Sale of mutual funds	1,613	737
Other, net	(2,136)	(1,639)

Net Cash Used In Investing Activities	(54,485)	(28,909)

Cash Flows From Financing Activities
Revolving debt and bank overdrafts, net	9,738	3,124
Term loan	—	40,000
Build-to-suit obligation buyout	(12,206)	—
Other debt borrowings	—	440
Other debt repayments	(2,291)	(2,532)
Dividends paid	(5,638)	(5,170)
Company stock repurchased	(1,000)	(3,750)
Stock option exercises	889	3,109
Excess tax benefit from stock options and awards	1,113	2,076
Other, net	(1,265)	(1,273)

Net Cash Provided By (Used In) Financing Activities	(10,660)	36,024

Effect of Exchange Rate Changes on Cash	866	(765)

Net Increase (Decrease) in Cash and Cash Equivalents	(85,599)	19,324
Cash and Cash Equivalents at Beginning of Period	111,198	98,518

Cash and Cash Equivalents at End of Period	$25,599	$117,842

Supplemental Cash Flow Information
Cash payments of income taxes, net of refunds	$9,832	$13,930

Cash payments of interest	$4,122	$2,778

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

Unaudited

1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements included herein have been prepared by Stepan Company (Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate and make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company’s financial position as of June 30, 2011 and its results of operations for the three and six months ended June 30, 2011 and 2010, and cash flows for the six months ended June 30, 2011 and 2010, have been included. These financial statements and related footnotes should be read in conjunction with the financial statements and related footnotes included in the Company’s 2010 Form 10-K.

2.	ACQUISITION

On June 23, 2011, the Company purchased the Clarinol®, Marinol®, and PinnoThin® product lines of Lipid Nutrition B.V., a part of Loders Croklaan B.V. The acquired product lines will be integrated into the Company’s specialty products segment and will be combined with existing Company food and health services products to provide the Company with a unique portfolio of nutritional fats for the global food, supplement and nutrition industries. The acquisition purchase price was $13,562,000 of cash. In addition to the purchase price paid, the Company incurred $0.3 million of acquisition-related costs, including legal and consulting expenses. These costs were reflected in administrative expenses on the Company’s statements of income.

The acquisition was accounted for as a business combination and, accordingly, the assets acquired and liabilities assumed as part of the acquisition were measured and recorded at their estimated fair values. The following table summarizes the assets acquired and liabilities assumed:

(Dollars in thousands)	June 23, 2011
Assets:
Inventory	$5,000
Identifiable intangible assets:
Patents	6,948
Customer lists	736
Trademarks, know-how	429

Total identifiable intangible assets	8,113

Goodwill	483

Total assets acquired	$13,596

Current liabilities	$34

Net assets acquired	$13,562

The acquired goodwill, which relates entirely to the Company’s specialty products segment, is deductable for tax purposes. The goodwill reflects the potential manufacturing and marketing synergies arising from combining the new product lines with the Company’s existing food and health services products. The weighted average amortization periods for the identifiable intangible assets are as follows: patents- 12 years; customer lists-five years; and trademarks and know-how- five years. The Company continues to evaluate the valuations of the acquired intangible assets, which may result in adjustments to the recorded values of the intangible assets and goodwill.

Due to the timing of the purchase transaction relative to the end of the reporting period, no post-acquisition financial results for the new business were included in the Company’s consolidated financial statements for the three and six month periods ended June 30, 2011. Pro forma financial information has not been included because revenues and earnings of the Company’s consolidated entity for the three and six month periods ended June 30, 2011 and 2010, would not have been materially different than reported had the acquisition date been January 1, 2010.

3.	RECONCILIATIONS OF EQUITY

Below are reconciliations of total equity, Company equity and equity attributable to the noncontrolling interests for the six months ended June 30, 2011 and 2010:

(In thousands)	Total Equity	Stepan Company Equity	Noncontrolling Interests’ Equity (3)

Balance at January 1, 2011	$353,071	$349,491	$3,580
Net income	39,822	39,628	194
Dividends	(5,638)	(5,638)	—
Common stock purchases (1)	(2,274)	(2,274)	—
Stock option exercises	889	889	—
Defined benefit pension adjustments, net of tax	1,044	1,044	—
Translation adjustments	10,081	10,039	42
Derivative instrument gain, net of tax	389	389	—
Other (2)	3,603	3,603	—

Balance at June 30, 2011	$400,987	$397,171	$3,816

(In thousands)	Total Equity	Stepan Company Equity	Noncontrolling Interests’ Equity (3)

Balance at January 1, 2010	$290,427	$289,285	$1,142
Net income	37,750	37,706	44
Dividends	(5,170)	(5,170)	—
Common stock purchases (1)	(4,807)	(4,807)	—
Stock option exercises	3,109	3,109	—
Defined benefit pension adjustments, net of tax	756	756	—
Translation adjustments	(8,674)	(8,674)	—
Other (2)	4,221	4,221	—

Balance at June 30, 2010	$317,612	$316,426	$1,186

(1)

Includes the value of Company shares purchased in the open market and the value of Company common shares tendered by employees to settle minimum statutory withholding taxes related to the receipt of performance awards.

(2)	Primarily comprised of activity related to stock-based compensation, deferred compensation and excess tax benefits.
(3)	2011 includes partners’ noncontrolling interests in the Company’s China and Philippines joint ventures. 2010 includes partners’ noncontrolling interest in the China joint venture.

4.	FINANCIAL INSTRUMENTS

The following are the financial instruments held by the Company at June 30, 2011 and December 31, 2010, and descriptions of the methods and assumptions used to estimate the instruments’ fair values:

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

Debt obligations

The Company’s primary source of long-term U.S. debt financing is unsecured private placement notes with fixed interest rates and maturities. Certain foreign subsidiaries also carry fixed-rate debt. The fair value of fixed interest rate debt comprises the combined present values of scheduled principal and interest payments for each of the various loans, individually discounted at rates equivalent to those which could be obtained by the Company for new debt issues with durations equal to the average life to maturity of each loan. The discount rates are based on applicable duration funding rates plus market interest rate spreads to borrowers with credit ratings equivalent to those of the Company. The fair values of the Company’s fixed-rate debt at June 30, 2011 and December 31, 2010, including current maturities, were estimated to be $123,436,000 and $122,044,000, respectively. The carrying value of the Company’s fixed-rate debt was $113,045,000 at June 30, 2011 and $113,359,000 at December 31, 2010.

The Company’s Singapore facility also holds fixed-rate debt in the form of a seller note (related to the 2010 purchase of storage tanks), which had an estimated fair value of $14,458,000 at June 30, 2011, compared to a carrying value of $13,843,000. At December 31, 2010, the fair value of the seller note approximated its carrying value of $13,008,000.

Debt at June 30, 2011 also included $25,500,000 for an unsecured term loan that carried a variable interest rate of LIBOR plus a spread of 100 basis points as of June 30, 2011. As of the end of the second quarter, the current market spread over LIBOR for entities with credit ratings similar to the Company’s was approximately 200 basis points. Using the current market spread to discount the scheduled principal and interest payment outflows calculated under the contractual spread, the Company estimates the fair value of the variable interest unsecured term loan at June 30, 2011, at approximately $25,018,000 compared to a carrying value of $25,500,000. At December 31, 2010, the fair value of the variable interest unsecured term loan was $26,390,000 compared to a carrying value of $27,000,000.

Also included in debt as of June 30, 2011 was $8,783,000 of term debt of the Company’s Philippine subsidiary, comprised of two bank loans guaranteed by the U.S. parent. Using the current market spread for loans to companies with credit ratings similar to the Company’s to discount the scheduled principal and interest payment outflows calculated under the contractual spreads, the Company estimates the combined fair value of these variable interest secured term loans at June 30, 2011, to be approximately $9,038,000 versus a carrying value of $8,783,000. At December 31, 2010, the fair value of these term loans was $9,028,000 compared to a carrying value of $8,805,000.

Because of the short-term nature of the remaining Company debt, the fair values for such debt approximate the carrying values.

The following tables present financial assets and liabilities measured at fair value as of June 30, 2011 and December 31, 2010 and the level within the fair value hierarchy in which the fair value measurements fall:

(In thousands)	June 2011	Level 1	Level 2	Level 3

Mutual fund assets	$11,518	$11,518	$—	$—
Derivative assets: (1)
Foreign currency contracts	765	—	765	—

Total assets at fair value	$12,283	$11,518	$765	$—

Derivative liabilities: (1)
Foreign currency contracts	$321	$—	$321	$—

Total liabilities at fair value	$321	$—	$321	$—

(In thousands)	December 2010	Level 1	Level 2	Level 3

Mutual fund assets	$11,904	$11,904	$—	$—
Derivative assets: (1)
Foreign currency contracts	30	—	30	—

Total assets at fair value	$11,934	$11,904	$30	$—

Derivative liabilities: (1)
Foreign currency contracts	$43	$—	$43	$—

Total liabilities at fair value	$43	$—	$43	$—

(1)	See Note 5 for the balance sheet locations of the derivative assets and liabilities

5.	DERIVATIVE INSTRUMENTS

The Company is exposed to certain risks relating to its ongoing business operations. The primary risk managed by the use of derivative instruments is foreign currency exchange risk. The Company holds forward foreign currency exchange contracts that are not designated as any type of accounting hedge as defined by U.S. generally accepted accounting principles (although they are effectively economic hedges). The Company uses these contracts to manage its exposure to exchange rate fluctuations on certain Company subsidiary accounts receivable, accounts payable and other obligation balances that are denominated in currencies other than the entities’ functional currencies. The forward foreign exchange contracts are recognized on the balance sheet as either an asset or a liability measured at fair value. Gains and losses arising from recording the foreign exchange contracts at fair value are reported in earnings as offsets to the losses and gains reported in earnings arising from the re-measurement of the receivable and payable balances into the applicable functional currencies. At June 30, 2011, and December 31,

2010, the Company had open forward foreign currency exchange contracts, with settlement dates ranging from one month to approximately 30 months, to buy or sell foreign currencies with a U.S. dollar equivalent of $55,982,000 and $25,014,000, respectively.

The Company also holds forward foreign currency exchange contracts that are designated as a cash flow hedge. The Company uses these contracts to manage the risks and related cash flow variability resulting from exposure to exchange rate fluctuations on forecasted progress payments related to a construction project undertaken in Singapore. The progress payments are denominated in a currency other than the Singapore location’s functional currency. The latest date through which the Company expects to hedge its exposure to the variability in cash flows for the progress payments is December 31, 2013. The forward foreign exchange contracts are recognized on the balance sheet as either an asset or a liability measured at fair value. Period-to-period changes in the fair value of the hedging instruments are recognized in other comprehensive income, to the extent effective. Once the constructed asset is complete and placed into service, the accumulated gains and losses will be reclassified out of accumulated other comprehensive income (AOCI) into earnings in the periods over which the asset is being depreciated. No reclassifications of gains and losses from AOCI were made into earnings in the three and six month periods ended June 30, 2011. Assuming the construction project is completed on time, less than $10,000 of the amount currently in AOCI is expected to be reclassified into earnings in the next 12 months. At June 30, 2011, the Company had an open forward foreign currency exchange contract designated as a cash flow hedge with a U.S. dollar equivalent amount of $10,268,000. No such contracts were held at December 31, 2010.

The fair values of the derivative instruments held by the Company on June 30, 2011, and December 31, 2010, were as follows:

(In thousands)	Asset Derivatives			Liability Derivatives
		Fair Value At			Fair Value At
Derivatives Designated As Hedging Instruments	Balance Sheet Line Item	June 30, 2011	December 31, 2010	Balance Sheet Line Item	June 30, 2011	December 31, 2010

Foreign Exchange Contracts	Receivables, net	$106	$—	Accounts payable	$—	$—

Derivatives Not Designated As Hedging Instruments

Foreign Exchange Contracts	Receivables, net	$174	$30
Foreign Exchange Contracts	Other non-current assets	485	—	Accounts payable	$321	$43

Total Non-hedging Derivatives		$659	$30		$321	$43

Total Derivatives		$765	$30		$321	$43

Information regarding derivative instrument gains and losses for the three and six month periods ended June 30, 2011 and 2010 is displayed below:

		Gain (Loss)
Derivatives Not Designated As Hedging Instruments	Income Statement Line Item	Three Months ended June 30		Six Months ended June 30
		2011	2010	2011	2010

Foreign currency contracts	Other, net	$138	$(1,524)	$423	$(744)
Forward electric contracts (1)	Cost of sales	—	616	—	369

Total		$138	$(908)	$423	$(375)

(1)

During 2010, the Company held forward electric contracts to purchase 107,000 megawatts of electricity at fixed prices in 2010. The Company entered into the contracts to help manage the volatile cost of electricity. The electric contracts were considered derivative instruments and did not qualify for the normal purchase election. The contracts expired on December 31, 2010. No such contracts were held on June 30, 2011, or at any time during the three and six month periods then ended.

(In thousands)	Gain Recognized in Other Comprehensive Income		Income Statement Line Item for Loss Due to Ineffectiveness or Exclusion From Effectiveness Testing	Loss Due to Ineffectiveness or Exclusion From Effectiveness Testing (1)
Derivatives Designated As Cash Flow Hedges	Three Months ended June 30			Three Months ended June 30
	2011	2010		2011	2010
Foreign Exchange Contracts	$315	$—	Other, net	$(10)	$—

(In thousands)	Gain Recognized in Other Comprehensive Income		Income Statement Line Item for Loss Due to Ineffectiveness or Exclusion From Effectiveness Testing	Loss Due to Ineffectiveness or Exclusion From Effectiveness Testing (1)
Derivatives Designated As Cash Flow Hedges	Six Months ended June 30			Six Months ended June 30
	2011	2010		2011	2010

Foreign Exchange Contracts	$389	$—	Other, net	$(11)	$—

(1)	The loss was entirely attributable to the component of the foreign currency exchange contracts that was excluded from the assessment of hedge effectiveness.

6.	STOCK-BASED COMPENSATION

On June 30, 2011, the Company had stock options outstanding under its 2000 Stock Option Plan (2000 Plan) and stock options and stock awards outstanding under its 2006 Incentive Compensation Plan. Compensation expense charged against income for all stock options and awards was $928,000 and $1,777,000 for the three and six months ended June 30, 2011, compared to $934,000 and $1,806,000, respectively, for the three and six months ended June 30, 2010. Unrecognized compensation cost for stock options and stock awards was $1,774,000 and $3,183,000, respectively, at June 30, 2011, compared to $972,000 and $2,234,000, respectively, at December 31, 2010. The increase in unrecognized compensation cost was due to 2011 grants of 61,423 stock options and 28,495 stock awards. The unrecognized compensation cost at June 30, 2011 is expected to be recognized over weighted average periods of 1.3 years and 2.0 years for stock options and stock awards, respectively.

7.	INVENTORIES

The composition of inventories was as follows:

(In thousands)	June 30, 2011	December 31, 2010

Finished products	$101,307	$62,685
Raw materials	58,183	33,867

Total inventories	$159,490	$96,552

Inventories are primarily priced using the last-in, first-out inventory valuation method. If the first-in, first-out inventory valuation method had been used for all inventories, inventory balances would have been approximately $41,306,000 and $34,280,000 higher than reported at June 30, 2011, and December 31, 2010, respectively.

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

The Company has estimated a range of possible environmental and legal losses of $9.4 million to $29.2 million at June 30, 2011. At June 30, 2011 and December 31, 2010, the Company’s accrued liability for such losses, which represented the Company’s best estimate within the estimated range of possible environmental and legal losses, was $15.2 million and $15.9 million, respectively. Actual costs could differ from the estimated reported liability. During the first six months of 2011 cash outlays related to legal and environmental matters approximated $2.7 million compared to $1.6 million in the first six months of 2010. Remediation of the soil at the Poland subsidiary accounted for most of the year-over-year change (see the Poland Manufacturing Site discussion in this footnote).

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

Following are summaries of the material contingencies at June 30, 2011:

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

Wilmington Site

The Company is currently contractually obligated to contribute to the response costs associated with the Company’s formerly-owned site at 51 Eames Street, Wilmington, Massachusetts. Remediation at this site is being managed by its current owner to whom the Company sold the property in 1980. Under the agreement, once total site remediation costs exceed certain levels, the Company is obligated to contribute up to five percent of future response costs associated with this site with no limitation on the ultimate amount of contributions. To date, the Company has paid the current owner $1.9 million for the Company’s portion of environmental response costs through the first quarter of 2011 (the current owner of the site bills the Company one calendar quarter in arrears). The Company has recorded a liability for its portion of the estimated remediation costs for the site. Depending on the ultimate cost of the remediation at this site, the amount for which the Company is liable could differ from the current estimates.

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

Poland Manufacturing Site

During the due diligence phase of the Company’s 2010 acquisition of Alfa Systems Sp. z o.o. (Alfa Systems) in Brzeg Dolny, Poland, some soil contamination in levels above allowable standards in Poland was discovered on the plant site, and there is a legal obligation to conduct further investigation and remediation. To expedite the purchase of Alfa Systems, the Company agreed to assume the remediation obligation. As part of the purchase agreement, the Company negotiated a purchase price holdback provision of $1.1 million, wherein any portion of the holdback not spent for soil remediation after one year following the acquisition date (i.e., July 15, 2011) would be remitted to the previous owners of Alfa Systems. A remediation liability was included as one of the liabilities assumed at the time of acquisition. No contingent consideration liability was recognized because management believed it was highly probable that remediation of the Poland site would be completed by the holdback deadline and the cost to remediate would be at least the holdback amount. The remediation of the soil was completed in the second quarter of 2011, and the total cost of the project exceeded the amount of the holdback provision by an immaterial amount. Consequently, none of the holdback amount related to the soil remediation was returned to the former owners of the site. The amount in excess of the holdback amount was charged to Company earnings, and did not have a material effect on the Company’s results of operations, financial position or cash flows.

9.	POSTRETIREMENT BENEFIT PLANS

Defined Benefit Pension Plans

The Company sponsors various funded qualified and unfunded non-qualified defined benefit pension plans, the most significant of which cover employees in the U.S. and U.K. locations. The U.S. and U.K. defined benefit pension plans are frozen and service benefits are no longer being accrued.

Components of Net Periodic Benefit Cost

	UNITED STATES
(In thousands)	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010

Interest cost	$1,761	$1,767	$3,523	$3,534
Expected return on plan assets	(2,013)	(1,962)	(4,025)	(3,924)
Amortization of net loss	786	535	1,571	1,070

Net periodic benefit cost	$534	$340	$1,069	$680

	UNITED KINGDOM
(In thousands)	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010

Interest cost	$279	$250	$555	$512
Expected return on plan assets	(264)	(210)	(525)	(428)
Amortization of net loss	52	67	103	136

Net periodic benefit cost	$67	$107	$133	$220

Employer Contributions

U.S. Plans

The Company expects to contribute approximately $4,225,000 to its U.S. qualified defined benefit pension plans in 2011 and to pay $268,000 in 2011 related to its unfunded non-qualified plans. As of June 30, 2011, $1,444,000 had been contributed to the qualified plans and $152,000 had been paid related to the non-qualified plans.

U.K. Plan

The Company’s United Kingdom subsidiary expects to contribute approximately $889,000 to its defined benefit pension plan in 2011. As of June 30, 2011, $461,000 had been contributed to the plan.

Defined Contribution Plans

Defined contribution plan expenses for the Company’s retirement savings plan were $1,005,000 and $1,955,000, respectively, for the three and six months ended June 30, 2011, compared to $1,170,000 and $2,294,000, respectively, for three and six months ended June 30, 2010.

Expenses related to the Company’s profit sharing plan were $1,510,000 and $2,660,000, respectively, for the three and six months ended June 30, 2011, compared to $1,350,000 and $2,726,000, respectively, for the three and six months ended June 30, 2010.

10.	EARNINGS PER SHARE

Below is the computation of basic and diluted earnings per share for the three and six months ended June 30, 2011 and 2010.

(In thousands, except per share amounts)	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
Computation of Basic Earnings per Share
Net income attributable to Stepan Company	$20,867	$17,046	$39,628	$37,706
Deduct dividends on preferred stock	179	188	358	376

Income applicable to common stock	$20,688	$16,858	$39,270	$37,330

Weighted-average number of common shares outstanding	10,345	10,160	10,335	10,130

Basic earnings per share	$2.00	$1.66	$3.80	$3.69

Computation of Diluted Earnings per Share
Net income attributable to Stepan Company	$20,867	$17,046	$39,628	$37,706

Weighted-average number of common shares outstanding	10,345	10,160	10,335	10,130
Add net shares issuable from assumed exercise of options (under treasury stock method) (1)	237	273	244	267
Add contingently issuable net shares related to performance stock awards and unvested stock awards (under treasury stock method)	2	63	2	32
Add weighted-average shares issuable from assumed conversion of convertible preferred stock	594	622	594	623

Shares applicable to diluted earnings	11,178	11,118	11,175	11,052

Diluted earnings per share	$1.87	$1.53	$3.55	$3.41

(1)

Options to purchase 63,167 and 61,516 shares of common stock were not included in the computations of diluted earnings per share for the three and six months ended June 30, 2011, respectively. The options’ exercise prices were greater than the average market price for the common stock and their effect would have been antidilutive. There were no antidilutive stock options for the three and six months ended June 30, 2010.

11.	COMPREHENSIVE INCOME

Comprehensive income includes net income and all other non-owner changes in equity that are not reported in net income. Below is the Company’s comprehensive income for the three and six months ended June 30, 2011 and 2010:

(In thousands)	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
Net income	$21,006	$17,069	$39,822	$37,750
Other comprehensive income:
Foreign currency translation gains (losses)	3,964	(7,842)	10,081	(8,674)
Pension liability adjustments, net of tax	521	377	1,044	756
Derivative instrument gain, net of tax	315	—	389	—

Comprehensive income	25,806	9,604	51,336	29,832
Comprehensive income attributable to noncontrolling interests	(167)	(23)	(236)	(44)

Comprehensive income attributable to Stepan Company	$25,639	$9,581	$51,100	$29,788

12.	SEGMENT REPORTING

The Company has three reportable segments: surfactants, polymers and specialty products. Segment operating results for the three and six months ended June 30, 2011 and 2010 are summarized below:

(In thousands)	Surfactants	Polymers	Specialty Products	Segment Totals

For the three months ended June 30, 2011
Net sales	$343,767	$120,854	$12,368	$476,989
Operating income	24,693	15,064	3,485	43,242

For the three months ended June 30, 2010
Net sales	$264,567	$90,893	$11,044	$366,504
Operating income	26,735	10,512	3,776	41,023

For the six months ended June 30, 2011
Net sales	$668,652	$207,253	$23,682	$899,587
Operating income	52,857	21,429	6,749	81,035

For the six months ended June 30, 2010
Net sales	$526,880	$154,003	$22,651	$703,534
Operating income	55,988	17,164	7,999	81,151

Below are reconciliations of segment operating income to consolidated income before income taxes:

(In thousands)	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
Operating income segment totals	$43,242	$41,023	$81,035	$81,151
Unallocated corporate expenses (1)	(9,164)	(11,251)	(17,106)	(17,724)

Total operating income	34,078	29,772	63,929	63,427
Interest expense, net	(2,194)	(1,510)	(4,257)	(2,766)
Loss from equity in joint ventures	(805)	(764)	(1,770)	(1,335)
Other, net	253	(1,111)	565	(1,333)

Consolidated income before income taxes	$31,332	$26,387	$58,467	$57,993

(1)

Unallocated corporate expenses primarily comprise corporate administrative expenses (e.g., corporate finance, legal, human resources, information systems) that are not included in segment operating income and not used to evaluate segment performance.

13.	DEBT

At June 30, 2011, and December 31, 2010, debt comprised the following:

(In thousands)	Maturity Dates	June 30, 2011	December 31, 2010
Unsecured private placement notes
5.88%	2016-2022	$40,000	$40,000
5.69%	2012-2018	40,000	40,000
6.86%	2011-2015	21,428	21,428
6.59%	2011-2012	5,454	5,454

Unsecured bank term loan	2012-2013	25,500	27,000
Build-to-suit obligation	—	—	11,384
Unsecured U.S. bank debt	2013	6,900	—

Debt of foreign subsidiaries
Secured bank term loans, foreign currency	2011-2015	7,946	8,156
Secured bank term loan, U.S. dollars	2011-2014	7,000	7,000
Other loans, foreign currency	2011-2015	22,694	18,142
Seller notes, foreign currency	2011-2013	13,843	13,008

Total debt		$190,765	$191,572
Less current maturities		35,809	31,609

Long-term debt		$154,956	$159,963

As of June 30, 2011, there were $6,900,000 of debt and $2,612,000 of letters of credit outstanding under the $60,000,000 U.S. revolving credit agreement. There was $50,488,000 available under the agreement at June 30, 2011.

On January 19, 2010, the Company entered into a build-to-suit lease agreement for the construction of a warehouse at its Millsdale (Joliet), Illinois, manufacturing site. On March 18, 2011, the Company purchased this warehouse for $12,206,000, which eliminated the build-to-suit obligation. The difference between the purchase price and the carrying value of the build-to-suit obligation at the time of purchase was recorded as an increase to property, plant and equipment.

The various loan agreements contain provisions, which, among others, require maintenance of certain financial ratios and place limitations on additional debt, investments and payment of dividends. Based on the loan agreement provisions that place limitations on dividend payments, unrestricted retained earnings (i.e., retained earnings available for dividend distribution) were $167,063,000 and $138,727,000 at June 30, 2011, and December 31, 2010, respectively.

14.	OTHER, NET

Other, net in the consolidated statements of income included the following:

(In thousands)	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
Foreign exchange gain (loss)	$279	$(425)	$105	$(996)
Investment related income	9	15	22	30
Realized and unrealized gain (loss) on investments	(35)	(701)	438	(367)

Other, net	$253	$(1,111)	$565	$(1,333)

15.	RECENT ACCOUNTING PRONOUNCEMENTS

In December 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2010-29, “Business Combinations (Topic 805): Disclosures of Supplementary Pro Forma Information for Business Combinations” (ASU 2010-29), which specifies that pro forma disclosures for business combinations are to be reported as if the business combinations that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period. The pro forma disclosures must also include a description of material, nonrecurring pro forma adjustments. ASU 2010-29 is effective for business combinations with an acquisition date of January 1, 2011 or later. Adoption of the new requirement did not have an effect on the Company’s financial position, results of operations or cash flows.

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. The amendments result in common fair value measurement and disclosure requirements in U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRSs), and do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices. The amendments in this update are effective during interim and annual periods beginning after December 15, 2011. Adoption of the new requirement is not expected to have an effect on the Company’s financial position, results of operations or cash flow.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”. In this update, FASB eliminated the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments require that all non-owner changes in equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in this update are effective for fiscal years, and interim periods within these years, beginning after December 15, 2011. Although adoption of the new requirement will have an effect on the Company’s presentation of comprehensive income, it will not have an effect on the Company’s financial position, results of operations or cash flow.

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

Overview

The Company produces and sells intermediate chemicals that are used in a wide variety of applications worldwide. The overall business comprises three reportable segments:

•

Surfactants – Surfactants, which accounted for 74 percent of consolidated net sales for the first half of 2011, are principal ingredients in consumer and industrial cleaning products such as detergents for washing clothes, dishes, carpets, floors and walls, as well as shampoos, body washes, toothpastes and fabric softeners. Other applications include germicidal quaternary compounds, lubricating ingredients, emulsifiers (for spreading agricultural products), plastics and composites and biodiesel. Surfactants are manufactured at six North American sites (five in the U.S. and one in Canada), three European sites (United Kingdom, France and Germany), three Latin American sites (Mexico, Brazil and Colombia) and one Asian site (Philippines; the Company acquired controlling interest in Stepan Philippines Inc. (SPI) on July 19, 2010). Also in the third quarter of 2010, the Company purchased assets in Singapore and initiated the development of a methyl esters plant in that location. Completion of the Singapore plant is expected in the second quarter of 2012. The Company also holds a 50 percent ownership interest in a joint venture, TIORCO, LLC (TIORCO), that markets chemical solutions for increasing the production of crude oil and natural gas from existing fields. The joint venture is accounted for under the equity method, and its financial results are excluded from surfactant segment operating results.

•

Polymers – Polymers, which accounted for 23 percent of consolidated net sales for the first half of 2011, include two primary product lines: polyols and phthalic anhydride. Polyols are used in the manufacture of rigid laminate insulation board for thermal insulation in the construction industry. Polyols are also a base raw material for flexible foams, coatings, adhesives, sealants and elastomers. Phthalic anhydride is used in unsaturated polyester resins, alkyd resins and plasticizers for applications in construction materials and components of automotive, boating and other consumer products. In addition, phthalic anhydride is used internally in the production of polyols. In the U.S., polymer product lines are manufactured at the Company’s Millsdale, Illinois, site. In Europe, polyols are manufactured at the Company’s subsidiaries in Germany and Poland. The Poland entity was acquired in the third quarter of 2010. Polyols are also produced at the Company’s 80-percent owned joint venture in Nanjing, China.

•

Specialty Products – Specialty products, which accounted for three percent of consolidated net sales for the first quarter of 2011, include flavors, emulsifiers and solubilizers used in the food and pharmaceutical industries. Specialty products are primarily manufactured at the Company’s Maywood, New Jersey, site. On June 23, 2011, the Company purchased three product lines from Lipid Nutrition B.V., a part of Loders Croklaan B.V. See the ‘Acquisition’ section that follows for details of the transaction.

Acquisition

On June 23, 2011, the Company purchased the Clarinol®, Marinol®, and PinnoThin® product lines of Lipid Nutrition B.V., a part of Loders Croklaan B.V. The acquired product lines will be integrated into the Company’s specialty products segment and will be combined with existing Company food and health services products to provide the Company with a unique portfolio of nutritional fats for the food, supplement and nutrition industries. The purchase included inventory, intangible assets and goodwill. No manufacturing assets were included in the acquisition. The acquired products will be manufactured at Stepan’s Maywood, New Jersey, plant as well as at existing outside contract manufacturers for sale on a global basis. The purchase price of the acquisition was cash of $13.6 million, inclusive of $5.0 million of inventory.

Deferred Compensation Plans

The accounting for the Company’s deferred compensation plans can cause period-to-period fluctuations in Company expenses and profits. Compensation income results when the values of Company common stock and mutual funds held for the plans decline, and compensation expense results when the values of Company common stock and mutual funds held for the plans increase. The pretax effect of all deferred compensation-related activities (including realized and unrealized gains and losses on the mutual fund assets held to fund the deferred compensation obligations) for the three and six months ended June 30, 2011 and 2010, and the income statement line items in which the effects of the activities were recorded are displayed in the following tables:

(In millions)	Income (Expense) For the Three Months Ended June 30		Change
	2011	2010
Deferred Compensation (Administrative expense)	$0.3	($2.7)	$3.0	(1)
Realized/Unrealized Gains on Investments (Other, net)	0.0	(0.7)	0.7

Pretax Income Effect	$0.3	($3.4)	$3.7

(1)	The value of Company common stock declined $1.60 per share from $72.50 per share at March 31, 2011, to $70.90 per share at June 30, 2011. For the second quarter of 2010, the Company’s common stock price increased $12.54 per share from $55.89 per share at March 31, 2010, to $68.43 per share at June 30, 2010.

(In millions)	Income (Expense) For the Six Months Ended June 30		Change
	2011	2010
Deferred Compensation (Administrative expense)	$0.7	($0.9)	$1.6	(1)
Realized/Unrealized Gains on Investments (Other, net)	0.4	(0.4)	0.8

Pretax Income Effect	$1.1	($1.3)	$2.4

(1)	The value of Company common stock declined $5.37 per share from $76.27 per share at December 31, 2010, to $70.90 per share at June 30, 2011. For the first six months of 2010, the Company’s common stock price increased $3.62 per share from $64.81 per share at December 31, 2009, to $68.43 per share at June 30, 2010.

Effects of Foreign Currency Translation

The Company’s foreign subsidiaries transact business and report financial results in their respective local currencies. As a result, foreign subsidiary income statements are translated into U.S. dollars at average foreign exchange rates appropriate for the reporting period. Because foreign exchange rates fluctuate against the U.S. dollar over time, foreign currency translation affects period-to-period comparisons of financial statement items (i.e., because foreign exchange rates fluctuate, similar period-to-period local currency results for a foreign subsidiary may translate into different U.S. dollar results). For the three and six month periods ended June 30, 2011, the U.S. dollar weakened against all the foreign currencies in the locations where the Company does business, when compared to the exchange rates for the respective three and six month periods ended June 30, 2010. Consequently, reported net sales, expense and income amounts for the three and six month periods ended June 30, 2011, were higher than they would have been had the foreign currency exchange rates remained constant with the rates for the same periods 2010. The following table presents the effect that foreign currency translation had on the quarter-over-quarter and year-over-year changes in consolidated net sales and various income line items for the three and six months ended June 30, 2011:

	Three Months Ended June 30		Increase	Increase Due to Foreign Translation
(In millions)	2011	2010

Net Sales	$477.0	$366.5	$110.5	$16.6
Gross Profit	69.6	63.5	6.1	1.5
Operating Income	34.1	29.8	4.3	0.6
Pretax Income	31.3	26.4	4.9	0.4

	Six Months Ended June 30		Increase	Increase Due to Foreign Translation
(In millions)	2011	2010

Net Sales	$899.6	$703.5	$196.1	$20.1
Gross Profit	131.4	127.0	4.4	1.9
Operating Income	63.9	63.4	0.5	0.9
Pretax Income	58.5	58.0	0.5	0.6

RESULTS OF OPERATIONS

Three Months Ended June 30, 2011 and 2010

Summary

Net income attributable to the Company for the second quarter of 2011 increased 22 percent to $20.9 million, or $1.87 per diluted share, compared to $17.0 million, or $1.53 per diluted share, for the second quarter of 2010. Below is a summary discussion of the major factors leading to the quarter-over-quarter changes in net sales, profits and expenses. A detailed discussion of segment operating performance for the second quarter of 2011 follows the summary.

Consolidated net sales increased $110.5 million, or 30 percent, year over year. Higher average selling prices, the effects of foreign currency translation and higher sales volume accounted for approximately $ 93.0 million, $16.6 million and $0.9 million, respectively, of the increase. The rise in average selling prices was primarily attributable to price increases resulting from higher quarter-over-quarter raw material costs. The foreign currency translation effect reflected the weakening of the U.S. dollar against all foreign currencies in which the Company transacts business. Sales volume improved less than one percent, as increased volumes for polymers and specialty products were largely offset by a decline in surfactants sales volume.

Operating income for the second quarter of 2011 increased $4.3 million, or 14 percent, over operating income reported in the second quarter of 2010. Gross profit improved $6.1 million, or 10 percent, due largely to strong polymers growth. The effects of foreign currency translation contributed $1.5 million to the year-over-year gross profit change.

Operating expenses increased $1.8 million, or five percent, between comparative quarters due primarily to the following:

•

Marketing expenses increased $2.8 million, or 30 percent, quarter over quarter. Expenses related to the Company’s growth initiatives in Singapore and Poland and the consolidation of the Philippines entity accounted for $1.0 million of the increase. Higher travel-related and salaried payroll expenses and the effects of foreign currency translation also contributed.

•

Administrative expenses declined $1.6 million, or 11 percent, due to a $3.0 million decrease in deferred compensation expense. The Company recorded $0.3 million of deferred compensation income for the second quarter of 2011 compared to $2.7 million of expense for the second quarter of 2010. The favorable swing in deferred compensation expense resulted primarily from changes in the price of Company common stock to which a large part of the deferred compensation obligation is tied. See the ‘Overview’ and ‘Corporate Expenses’ sections of this management discussion and analysis for further details. The effect of deferred compensation expense was partially offset by expenses for the Singapore, Philippines and Poland entities ($0.7 million) and the impact of foreign currency translation.

•	Research, development and technical service expenses were up $0.6 million, or six percent, quarter over quarter. Increased salaries and related fringe benefits accounted for most of the increase.

Interest expense, net for the second quarter of 2011 was up $0.7 million, or 45 percent, over interest expense for the same quarter of 2010. Higher average debt levels led to the increase. The increase in the average debt levels were, in part, attributable to higher working capital requirements brought on by inflation in raw material costs. In addition, in June 2010, the Company secured $40 million of additional long-term notes to take advantage of low interest rates and support global growth initiatives. The assumption of debt in the third quarter 2010 business acquisitions and a seller-financed equipment purchase arrangement transacted in the fourth quarter of 2010 contributed to the increase in the average debt level.

The loss from equity joint ventures, which included results for TIORCO for the second quarter of 2011 compared to results for TIORCO and SPI for the second quarter of 2010 (the Company acquired controlling interest of SPI in the third quarter of 2010), increased less than $0.1 million between quarters. The equity loss in TIORCO declined less than $0.1 million and the second quarter of last year included SPI equity income of $0.1 million. The Company also sells surfactant products to TIORCO and its customers. The sales and resulting income from the sales are included in the Company’s surfactants segment operating results.

Other, net was $0.3 million of income for the second quarter of 2011 compared to $1.1 million of expense for the second quarter of 2010, a favorable swing of $1.4 million. The Company reported foreign exchange gains of $0.3 million in the second quarter of 2011 compared to $0.4 million of losses in the same quarter of 2010. Realized and unrealized losses related to the mutual fund investments held for the Company’s deferred compensation plans was down $0.7 million between quarters.

The effective tax rate was 33.0 percent for the second quarter ended June 30, 2011, compared to 35.3 percent for the second quarter ended June 30, 2010. The decrease was primarily attributable to the implementation of a holding company structure that will provide a recurring benefit in lowering the effective tax rate on foreign earnings. An increase in U.S. tax credits also contributed to the lower effective tax rate.

Segment Results

(In thousands)	Surfactants	Polymers	Specialty Products	Segment Results	Corporate	Total

For the three months ended June 30, 2011
Net sales	$343,767	$120,854	$12,368	$476,989	—	$476,989
Operating income	24,693	15,064	3,485	43,242	(9,164)	34,078

For the three months ended June 30, 2010
Net sales	$264,567	$90,893	$11,044	$366,504	—	$366,504
Operating income	26,735	10,512	3,776	41,023	(11,251)	29,772

Surfactants

Surfactants net sales for the second quarter of 2011 increased $79.2 million, or 30 percent, over net sales for the second quarter of 2010. Higher average selling prices and the effects of foreign currency translation accounted for approximately $69.8 million and $12.3 million, respectively, of the net sales growth. A one percent decline in sales volume reduced the net sales increase by $2.9 million. A quarter-over-quarter comparison of net sales by region follows:

	For the Three Months Ended		Increase	Percent Change
(In thousands)	June 30, 2011	June 30, 2010
North America	$216,648	$179,221	$37,427	+21
Europe	79,706	58,478	21,228	+36
Latin America	34,721	26,868	7,853	+29
Asia	12,692	—	12,692	NM

Total Surfactants Segment	$343,767	$264,567	$79,200	+30

Net sales for North American operations increased 21 percent due to a 30 percent increase in average selling prices and the effects of foreign currency translation, which accounted for $50.0 million and $0.9 million, respectively, of the net sales change. An eight percent decline in sales volume reduced the quarter-over-quarter increase by $13.5 million. Average selling prices increased primarily as a result of higher costs for all major raw materials. The foreign currency translation effect resulted from the strengthening of the Canadian dollar against the U.S. dollar. Decreased sales volumes of laundry and cleaning products, due to nonrecurring business in the year ago quarter and lower demand, accounted for the sales volume decline.

Net sales for European operations increased 36 percent due to a 43 percent increase in average selling prices and the favorable effects of foreign currency translation, which accounted for $21.5 million and $8.3 million, respectively of the net sales increase. A 15 percent decline in sales volume reduced the net sales change by $8.6 million. Selling price increases made between the comparative periods, reflecting rapidly escalating raw material costs, accounted for the significant rise in average selling prices. The foreign currency translation impact resulted from the strengthening of the European euro and British pound sterling against the U.S. dollar.

Net sales for Latin American operations were up 29 percent due to a 22 percent increase in sales volume and the favorable effects of foreign currency translation, which accounted for $6.0 million and $3.0 million, respectively, of the net sales improvement. A four percent decline in average selling prices, attributable largely to mix of sales, reduced the quarter-over-quarter net sales change by $1.1 million. Although all three Latin American locations contributed to the net sales growth, additional business for the Company’s Brazil subsidiary accounted for approximately 84 percent of the quarter-over-quarter increase in sales volume. The favorable currency translation impact resulted from the strengthening of the currencies for all three Latin American locations against the U.S. dollar.

The $12.7 million of net sales for Asia operations reflected sales by the Company’s Philippines subsidiary, which is now consolidated.

Surfactants operating income for the second quarter of 2011 was down $2.0 million, or eight percent, from operating income for the second quarter of 2010. Gross profit increased $1.5 million, or three percent, as improved margins in North America and Europe, coupled with the consolidation of the Philippines subsidiary, more than offset the impacts of lower sales volume and costs related to the start up of the capacity expansion in Brazil. The effects of foreign currency translation contributed $0.9 million to the quarter-over-quarter gross profit increase. Operating expenses increased $3.6 million, or 20 percent. Quarter-over-quarter comparisons of gross profit by region and total segment operating expenses and operating income follow:

(In thousands)	For the Three Months Ended		Increase (Decrease)	Percent Change
	June 30, 2011	June 30, 2010
Gross Profit
North America	$36,862	$34,365	$2,497	+7
Europe	6,148	5,535	613	+11
Latin America	1,931	4,425	(2,494)	-56
Asia	928	—	928	NM

Total Surfactants Segment	$45,869	$44,325	$1,544	+3

Operating Expenses	21,176	17,590	3,586	+20

Operating Income	$24,693	$26,735	$(2,042)	-8

North American gross profit was up seven percent between quarters despite lower sales volume. The previously noted increase in average selling prices, coupled with a more favorable mix of sales, helped to offset the impact of the decrease in sales volume. The Company announced selling price increases effective July 1, 2011.

Gross profit for European operations increased 11 percent due largely to the favorable effect of foreign currency translation ($0.6 million). The previously mentioned selling price increases offset the effects of higher raw material costs and the decline in sales volume.

Despite the 22 percent increase in sales volume, gross profit for Latin American operations was down 56 percent quarter over quarter. The drop in profit was primarily attributable to one-time costs related to a delay in the start up of the recent neutralizer capacity expansion project in Brazil. In addition to the unplanned costs for Brazil, the decline in gross profit also reflected selling price increases that lagged raw material cost increases, particularly for the Mexico subsidiary.

The $0.9 million of gross profit for Asia operations reflected profits earned by the Company’s Philippines subsidiary.

Operating expenses for the surfactants segment were up $3.6 million, or 20 percent, quarter over quarter. Increased expenses for North American operations ($1.9 million), additional expenses for the Singapore and Philippines locations, which were first consolidated in the third quarter of 2010 ($0.7 million), and the effects of foreign currency translation ($0.7 million) accounted for most of the overall operating expense increase. Increased marketing ($1.8 million) expenses led to the higher North American operations expense, due in part to expenses to support the growing operations in Asia.

Polymers

Polymers net sales for the second quarter of 2011 increased $30.0 million, or 33 percent, over net sales for the last year’s second quarter. Higher average selling prices, a six percent improvement in sales volume and the favorable effects of foreign currency translation accounted for $20.6 million, $5.1 million and $4.3 million, respectively, of the increase. A quarter-over-quarter comparison of net sales by region is displayed below:

	For the Three Months Ended		Increase	Percent Change
(In thousands)	June 30, 2011	June 30, 2010
North America	$75,392	$61,611	$13,781	+22
Europe	36,847	23,803	13,044	+55
Asia and Other	8,615	5,479	3,136	+57

Total Polymers Segment	$120,854	$90,893	$29,961	+33

Net sales for North American operations increased 22 percent due primarily to a 22 percent increase in average selling prices, which accounted for $13.4 million of the increase in net sales. Sales volume was up one percent and added $0.4 million to the quarter-over-quarter net sales change. The higher average selling prices reflected rising raw material costs for all polymer product lines. Polyols sales volume grew nine percent on improved rigid insulation board demand from existing customers. External sales volume for phthalic anhydride declined 10 percent due to a decrease in demand for polyester resins (which are used to manufacture materials for the automobile, construction, marine and recreational vehicle industries). Internal consumption of phthalic anhydride increased on higher sales volume of polyols.

Net sales for European operations grew 55 percent due to a 23 percent increase in average selling prices, the favorable effects of foreign currency translation and a 12 percent increase in sales volume, which accounted for $6.2 million, $4.0 million and $2.8 million, respectively, of the net sales improvement. Increased raw material costs led to the higher average selling prices. The Company’s Poland subsidiary, which was acquired in the third quarter of 2010, accounted for 58 percent of the quarter-over-quarter sales volume growth. The remainder of the sales volume increase reflected higher volumes to a number of existing customers. The foreign currency translation effect reflected a strengthening of the European euro against the U.S. dollar between the comparative periods.

Asia and Other operations’ net sales were up 57 percent quarter over quarter due to a 36 percent increase in sales volume and a 12 percent increase in average selling prices. New business secured by the Company’s China subsidiary led to the quarter-over-quarter growth in sales volume. Higher raw material costs drove the selling price increase.

Polymer operating income for the second quarter of 2011 increased $4.5 million, or 43 percent, over operating income for the same quarter of 2010. Gross profit grew $5.5 million, or 37 percent, as all three regions reported improved results. Operating expenses increased $1.0 million, or 21 percent, between quarters. Below are quarter-over-quarter comparisons of gross profit by region and total segment operating expenses and operating income:

(In thousands)	For the Three Months Ended		Increase	Percent Change
	June 30, 2011	June 30, 2010
Gross Profit
North America	$15,193	$11,833	$3,360	+28
Europe	4,668	2,789	1,879	+67
Asia and Other	698	418	280	+67

Total Polymers Segment	$20,559	$15,040	$5,519	+37

Operating Expenses	5,495	4,528	967	+21

Operating Income	$15,064	$10,512	$4,552	+43

Gross profit for North American operations increased 28 percent due to improved average unit margins and a nine percent increase in polyol sales volume. Despite a decline in sales volume, phthalic anhydride gross profit also improved as a result of better raw material inventory positions.

Gross profit for European operations was up 67 percent quarter over quarter due to the above-noted selling price increases, sales volume growth and $0.6 million in favorable foreign currency translation impact. Margins were lower in the year ago quarter as selling price increases did not keep pace with raw material cost increases.

The increase in gross profit for Asia and Other operations reflected the 36 percent increase in sales volume.

The $1.0 million increase in operating expenses was principally attributable to higher expenses for European operations ($0.6 million), North American operations ($0.2 million) and the unfavorable effects of foreign currency translation ($0.2 million). Approximately $0.5 million of the increase for European operations was attributable to the Poland subsidiary that was not acquired until the third quarter of 2010.

Specialty Products

Net sales for the second quarter of 2011 were $1.3 million, or 12 percent, higher than net sales for the second quarter of 2010. Higher sales volume for food ingredient and flavoring products accounted for most of the increase in net sales. Operating income was down $0.3 million, or eight percent, quarter over quarter due to higher raw material costs, particularly for food ingredient products for which competitive pressures have made it difficult to raise selling prices.

Corporate Expenses

Corporate expenses, which comprise operating expenses that are not allocated to the reportable segments, declined $2.1 million (19 percent) to $9.2 million for the second quarter of 2011 from $11.3 million for the second quarter of 2010. Deferred compensation expense accounted for the decline, as the Company recorded $0.3 million of deferred compensation income for the second quarter of 2011 compared to $2.7 million of expense for the second quarter of 2010. The value of Company common stock, to which a large portion of the deferred compensation obligation is tied, declined $1.60 per share from $72.50 per share at March 31, 2011, to $70.90 per share at June 30, 2011. For last year’s second quarter, the Company’s common stock price increased $12.54 per share from $55.89 per share at March 31, 2010, to $68.43 per share at June 30, 2010. The accounting treatment for the Company’s deferred compensation plans results in income when the value of Company common stock held in the plans falls and expense when the value of Company common stock increases. Partially offsetting the effect of the change in deferred compensation was $0.6 million of higher quarter-over-quarter expense related to derivative income reported in 2010 arising from recording certain electric contracts at fair value. The Company held no such contracts during 2011.

Six Months Ended June 30, 2011 and 2010

Summary

Net income attributable to the Company for the first half of 2011 increased five percent to $39.6 million, or $3.55 per diluted share, compared to $37.7 million, or $3.41 per diluted share, for the first half of 2010. Below is a summary discussion of the major factors leading to the year-over-year changes in net sales, profits and expenses. A detailed discussion of segment operating performance for the first half of 2011 follows the summary.

Consolidated net sales increased $196.1 million, or 28 percent, between years. Higher average selling prices, the effects of foreign currency translation and higher sales volume accounted for approximately $162.8 million, $20.1 million and $13.2 million, respectively, of the increase. The rise in average selling prices was primarily attributable to price increases resulting from higher year-over-year raw material costs. The foreign currency translation effect reflected the weakening of the U.S. dollar against all foreign currencies in which the Company transacts business. Consolidated sales volume improved two percent.

Operating income for the first half of 2011 increased $0.5 million, or one percent, over operating income reported for the first half of 2010. Gross profit improved $4.3 million, or three percent, primarily on improved results for the polymers segment. Surfactants segment was also up year over year, but increased raw material costs led to a decline in gross profit for the specialty products segment. The effects of foreign currency translation added $1.9 million to the year-over-year increase in gross profit.

Operating expenses increased $3.8 million, or six percent, between years due primarily to the following:

•

Marketing expenses increased $2.7 million, or 13 percent, year over year. Expenses related to the Company’s growth initiatives in Singapore and Poland and the consolidation of the Philippines entity accounted for $1.6 million of the increase. Increased travel-related expenses and the effects of foreign currency translation also contributed.

•

Administrative expenses increased $0.2 million, or one percent, due to $0.9 million of added expenses related to the acquired entities that were not consolidated until the third quarter of 2010, as well as to higher year-over-year consulting ($0.3 million) and salaries ($0.2 million) expenses. The effects of foreign currency translation also contributed to the increase. The effects of the foregoing were largely offset by a $1.6 million decline in deferred compensation expense. See the ‘Overview’ and ‘Corporate Expenses’ sections of this management discussion and analysis for further details.

•	Research, development and technical service expenses were up $1.0 million, or five percent. Higher U.S. salaries expense accounted for $0.5 million of the increase.

Interest expense, net for the first half of 2011 was up $1.5 million, or 54 percent, between years. Higher average debt levels caused the increase. Higher average debt levels led to the increase. The increase in the average debt levels were, in part, attributable to higher working capital requirements brought on by inflation in raw material costs. In addition, in June 2010, the Company secured $40 million of additional long-term notes to take advantage of low interest rates and support global growth initiatives. The assumption of debt in the third quarter 2010 business acquisitions and a seller-financed equipment purchase arrangement transacted in the fourth quarter of 2010 contributed to the increase in the average debt level.

The loss from equity joint ventures, which included results for TIORCO for the first half of 2011 and the results for TIORCO and SPI for the first half of 2010 (the Company acquired controlling interest of SPI in the third quarter of 2010), increased $0.4 million year over year. The equity loss in TIORCO increased less than $0.1 million between years and the first half of 2010 included SPI equity income of $0.4 million.

Other, net was $0.6 million of income for the first half of 2011 compared to $1.3 million of expense for the same period of 2010, a favorable swing of $1.9 million. The Company reported foreign exchange gains of $0.1 million in the first half of 2011 compared to $1.0 million of losses in the first half of 2010. In addition, for the first half of 2011, the Company reported $0.4 million of realized and unrealized gains on the mutual funds held to fund the Company’s deferred compensation plans compared to $0.4 million of loss for the same period of last year.

The effective tax rate was 31.9 percent for the six months ended June 30, 2011 compared to 34.9 percent for the six months ended June 30, 2010. The decrease was primarily attributable to the implementation of a holding company structure that will provide a recurring benefit in lowering the effective tax rate on foreign earnings. An increase in U.S. tax credits also contributed to the lower effective tax rate.

Segment Results

(In thousands)	Surfactants	Polymers	Specialty Products	Segment Results	Corporate	Total

For the six months ended June 30, 2011
Net sales	$668,652	$207,253	$23,682	$899,587	—	$899,587
Operating income	52,857	21,429	6,749	81,035	(17,106)	63,929

For the six months ended June 30, 2010
Net sales	$526,880	$154,003	$22,651	$703,534	—	$703,534
Operating income	55,988	17,164	7,999	81,151	(17,724)	63,427

Surfactants

Surfactants net sales for the first half of 2011 increased $141.8 million, or 27 percent, over net sales for the first half of 2010. Higher average selling prices and the effects of foreign currency translation accounted for approximately $126.4 million and $15.9 million, respectively, of the net sales change. Sales volume for the first half of 2011 approximated sales volume for the first half of last year. A year-over-year comparison of net sales by region follows:

	For the Six Months Ended		Increase	Percent Change
(In thousands)	June 30, 2011	June 30, 2010
North America	$422,798	$357,841	$64,957	+18
Europe	156,899	118,058	38,841	+33
Latin America	66,918	50,981	15,937	+31
Asia	22,037	—	22,037	NM

Total Surfactants Segment	$668,652	$526,880	$141,772	+27

Net sales for North American operations increased 18 percent due to a 26 percent increase in average selling prices and the effects of foreign currency translation, which accounted for $86.3 million and $2.0 million, respectively, of the net sales change. A seven percent decline in sales volume reduced the year-over-year change by $23.3 million. Higher costs for all major raw materials drove the increase in average selling prices. The foreign currency translation effect resulted from the strengthening of the Canadian dollar against the U.S. dollar. Sales volume declined largely due to an 11 percent decrease in laundry and cleaning products. The decline in laundry sales volume was primarily attributable to nonrecurring business in the prior year and weaker demand.

Net sales for European operations increased 33 percent due to a 36 percent increase in average selling prices and the favorable effects of foreign currency translation, which accounted for $39.1 million and $8.9 million, respectively of the net sales increase. Sales volume declined eight percent between years. Selling price increases made between the comparative periods, reflecting higher raw material costs, led to the increase in average selling prices. Net sales for Latin American operations were up 31 percent as a result of a 17 percent increase in sales volume, the favorable effects of foreign currency translation and a three percent increase in average selling prices, which accounted for $8.9 million, $5.0 million and $2.0 million, respectively, of the year-over-year net sales increase. Additional business for the Company’s Brazil subsidiary accounted for approximately 79 percent of the sales volume growth. Sales volumes were also up for the Mexico and Colombia subsidiaries. The favorable currency translation impact resulted from the strengthening of the currencies for all three Latin American locations against the U.S. dollar. The increase in average selling prices was attributable to increased raw material costs.

The $22.0 million of net sales for Asia operations reflected sales by the Company’s Philippines subsidiary, which is now consolidated.

Surfactants operating income for the first half of 2011 was $3.1 million lower than operating income for the same period of a year ago. Gross profit increased $0.6 million due principally to the effects of improved margins in North America and the inclusion of the Philippines income in segment results. Lower Latin America gross profit, due largely to costs related to the start up of the capacity expansion in Brazil, negatively impacted surfactants’ gross profit. Operating expenses increased $3.7 million, or 10 percent. Year-over-year comparisons of gross profit by region and total segment operating expenses and operating income follow:

(In thousands)	For the Six Months Ended		Increase (Decrease)	Percent Change
	June 30, 2011	June 30, 2010
Gross Profit
North America	$74,408	$71,603	$2,805	+4
Europe	11,849	12,602	(753)	-6
Latin America	5,096	8,461	(3,365)	-40
Asia	1,899	—	1,899	NM

Total Surfactants Segment	$93,252	$92,666	$586	+1

Operating Expenses	40,395	36,678	3,717	+10

Operating Income	$52,857	$55,988	$(3,131)	-6

North American gross profit improved four percent between years on sales volume that declined seven percent. The previously noted increase in average selling prices, coupled with a more favorable mix of sales, helped to offset the impact of the decrease in sales volume. As noted in the quarter-over-quarter discussion, the Company announced selling price increases effective July 1, 2011.

Gross profit for European operations declined six percent due to the eight percent decline in sales volume and the negative effects of higher raw material costs. The previously mentioned selling price increases did not keep pace with the rapid rise in raw material costs. The favorable effects of foreign currency translation lessened the year-over-year decline in gross profit by $0.6 million.

Gross profit for Latin American operations was down 40 percent despite the 17 percent increase in sales volume. One-time costs related to a delay in the start up of the recent neutralizer capacity expansion project in Brazil and increased manufacturing costs attributable to the new neutralizing equipment more than offset the effect of the higher sales volume. In addition to the costs for Brazil, the decline in gross profit also reflected selling price increases that lagged raw material cost increases, particularly for the Mexico subsidiary.

The $1.9 million of gross profit for Asia operations reflected profits earned by the Company’s Philippines subsidiary.

Operating expenses for the surfactants segment increased $3.7 million, or 10 percent, year over year. Higher expenses for North American operations ($1.6 million), additional expenses for the Singapore and Philippines locations, which were first consolidated in the third quarter of 2010 ($1.1 million), and the effects of foreign currency translation ($0.9 million) accounted for most of the operating expense increase. Increased support expenses for the expanding Asia operations accounted for most of the increase in North American operating expenses.

Polymers

Polymers net sales for the first half of 2011 increased $53.3 million, or 35 percent, from net sales for the same period of 2010. Higher average selling prices, an 11 percent improvement in sales volume and the effects of foreign currency translation accounted for $31.7 million, $17.4 million and $4.2 million, respectively, of the increase. A year-over-year comparison of net sales by region is displayed below:

(In thousands)	For the Six Months Ended		Increase	Percent Change
	June 30, 2011	June 30, 2010
North America	$129,581	$103,584	$25,997	+25
Europe	65,427	42,243	23,184	+55
Asia and Other	12,245	8,176	4,069	+50

Total Polymers Segment	$207,253	$154,003	$53,250	+35

Net sales for North American operations increased 25 percent due to an 18 percent increase in average selling prices and a six percent increase in sales volume. The increases in average selling prices and sales volume accounted for $19.7 million and $6.3 million, respectively, of the increase in net sales. The higher average selling prices reflected higher raw material costs for all polymer product lines. Sales volume for polyols increased 14 percent, while sales volume for phthalic anhydride declined three percent. The sales volume improvement for polyols resulted primarily from increased demand from existing customers.

Net sales for European operations grew 55 percent due to a 20 percent increase in average selling prices, a 21 percent increase in sales volume and the favorable effects of foreign currency translation, which accounted for $10.5 million, $8.9 million and $3.8 million, respectively, of the net sales improvement. Increased raw material costs led to the higher average selling prices. The higher sales volume reflected stronger demand from most major polyol customers. In addition, the Company’s Poland subsidiary, which was acquired in the third quarter of 2010, accounted for 25 percent of the quarter-over-quarter sales volume growth.

Net sales for Asia and Other operations increased 50 percent year over year due to a 28 percent increase in sales volume, a 13 percent increase in average selling prices and the favorable effects of foreign currency translation. New business for the China subsidiary led to the improvement in sales volume. Higher raw material costs led to the increase in average selling prices.

Polymer operating income for the first half of 2011 increased $4.3 million, or 25 percent, from operating income for the first half of 2010. Gross profit improved $5.5 million, as all three regions posted growth. Operating expenses increased $1.2 million, or 14 percent, between years. Below are year-over-year comparisons of gross profit by region and total segment operating expenses and operating income:

(In thousands)	For the Six Months Ended		Increase	Percent Change
	June 30, 2011	June 30, 2010
Gross Profit
North America	$23,753	$19,275	$4,478	+23
Europe	7,034	6,208	826	+13
Asia and Other	881	698	183	+26

Total Polymers Segment	$31,668	$26,181	$5,487	+21

Operating Expenses	10,239	9,017	1,222	+14

Operating Income	$21,429	$17,164	$4,265	+25

Gross profit for North American operations was up 23 percent due to improved unit margins and the six percent increase in sales volume noted earlier. The previously mentioned selling price increases coupled with better raw material inventory positions pushed the unit margins higher. A different mix of sales, precipitated by a greater proportion of polyol-to-phthalic anhydride sales, also contributed to the increased margin.

Gross profit for European operations increased 13 percent due to the 21 percent sales volume growth and $0.5 million in favorable foreign currency translation impact. The effects of higher year-over-year raw material costs coupled with the outsourcing of polyols from the segment’s North American operations due to capacity constraints partially offset the favorable impact of the sales volume growth.

Gross profit for Asia and Other operations increased 26 percent due to the 28 percent improvement in sales volume.

Operating expenses increased $1.2 million year-over-year due largely to higher expenses for European operations ($0.9 million). Expenses for the Poland subsidiary, acquired in the third quarter of last year, contributed $0.5 million of the expense. Higher marketing expenses accounted for the remainder of the increase in operating expenses for European operations.

Specialty Products

Net sales for the first half of 2011 were $1.0 million, or five percent, higher than net sales for the first half of 2010. Higher sales volume for food ingredient and flavoring products accounted for most of the increase in net sales. Operating income was down $1.3 million, or 16 percent, between years due primarily to higher food ingredient raw material costs, for which competitive pressures have made it difficult to raise selling prices.

Corporate Expenses

Corporate expenses declined $0.6 million (three percent) to $17.1 million for the first half of 2011 from $17.7 million for the first half of 2010. The following table depicts the major items that accounted for the year-over-year decline in corporate expenses:

(Dollars in millions)	Increase / (Decrease)

Deferred Compensation	($1.6	)(a)
Derivative Electric Contracts	0.4	(b)
Consulting	0.3
Salaries	0.2
Legal and Environmental	0.2
Other	(0.1)

Total	($0.6)

(a)

The Company recorded $0.7 million of deferred compensation income for the first half of 2011 compared to $0.9 million of expense for the same period of 2010. The value of Company common stock, to which a large portion of the deferred compensation obligation is tied, declined $5.37 per share from $76.27 per share at December 31, 2010, to $70.90 per share at June 30, 2011. For last year’s first half, the Company’s common stock price increased $3.62 per share from $64.81 per share at December 31, 2009, to $68.43 per share at June 30, 2010. Partially offsetting the effects of the changes in Company common stock value were increases in the 2011 value of the mutual funds held for the plan versus decreases in 2010. The accounting treatment for the Company’s deferred compensation plans results in income when the values of Company common stock and mutual funds held in the plans declines and expense when the values of Company common stock and mutual funds increases.

(b)	Reflects derivative income reported in 2010 arising from recording certain electric contracts at fair value. The Company held no such contracts during 2011.

LIQUIDITY AND CAPITAL RESOURCES

For the first six months of 2011, the Company used $85.6 million of available cash plus $7.4 million of net borrowings to fund a net operating cash use of $21.3 million, net investing cash outflows of $54.5 million and non-debt financing cash outflows of $18.1 million, with exchange rates increasing cash by $0.9 million. For the first half of 2011, net income was up by $2.1 million and working capital consumed $38.8 million more than for the same period in 2010. Investing cash outflows increased by $25.6 million year over year. Cash flows from financing activities were a $10.7 million use of cash for the first half of 2011 compared to a $36.0 million source of cash for the first half of 2010.

For the first half of 2011, changes in accounts receivable comprised a use of $83.9 million compared to a use of $61.7 million for comparable period in 2010. Inventories were a use of $55.1 million in 2011 versus a use of $13.7 million in 2010. Accounts payable and accrued liabilities were a source of $55.2 million during 2011 compared to a source of $27.8 million in 2010.

During 2011, the rising cost of raw materials has been a key driver to higher working capital and the Company’s overall cash flow. The Company’s working capital investment is heavily influenced by the cost of crude oil and natural oils, from which many of its raw materials are derived. Higher raw material costs translate directly to higher inventory carrying costs and indirectly to customer selling prices and accounts receivable.

The year-to-date accounts receivable increase was the result of higher current quarter-end sales, specifically June 2011 over December 2010, driven mainly by higher sales volume and, to a lesser extent, higher selling prices. Accounts receivable turnover did not change significantly between December 31, 2010 and June 30, 2011. For inventories, slightly less than 50 percent of the year-to-date inventory increase resulted from higher raw material costs with the rest attributable to planned increases in quantity to support customer service levels. The Company has not changed its own payment practices related to its payables. It is management’s opinion that the Company’s liquidity is sufficient to provide for potential increases in working capital during 2011.

Investing cash outflows for the first half of 2011 totaled $54.5 million compared to $28.9 million for the comparable period in 2010. Capital expenditures for the first six months of 2011 totaled $40.4 million, including higher spending for capacity expansion, compared to $28.0 million for the same period in 2010. Current year investing outflows also included $13.6 million, including $5.0 million of product inventory, for the purchase of certain product lines of Lipid Nutrition B.V., a part of Loders Croklaan B.V. During 2011 the Company also liquidated $1.6 million of investments for benefit plan participant payouts versus $0.7 million in 2010.

For full-year 2011, the Company estimates that capital spending will range from $85 million to $90 million, net of an expected insurance recovery of $3.9 million and including a capacity expansion in Singapore. The estimated range of capital expenditures excludes $12.2 million for the purchase of the Millsdale (Joliet), Illinois, warehouse, which was reflected in financing activities during the first quarter of 2011. Prior to the cash purchase, the warehouse was recorded as an asset on the Company’s balance sheet along with a build-to-suit lease obligation.

The Company purchases its common shares in the open market from time to time to fund its own benefit plans and also to mitigate the dilutive effect of new shares issued under its benefit plans. The Company may also make open market repurchases as cash flows permit when, in management’s opinion, the Company’s shares are undervalued in the market. During the first six months of 2011, the Company purchased 15,562 common shares in the open market at a total cost of $1.0 million. At June 30, 2011, there were 235,153 shares remaining under the current share repurchase authorization.

At June 30, 2011, the Company’s cash and cash equivalents totaled $25.6 million, including $0.2 million in two U.S. money market funds, each of which was rated AAA by Standard and Poor’s and Aaa by Moody’s. Cash in U.S. demand deposit accounts totaled $10.6 million and cash of the Company’s non-U.S. subsidiaries held outside the U.S. totaled $14.8 million as of June 30, 2011.

Consolidated debt decreased by $0.8 million for the first half of 2011, from $191.6 million to $190.8 million, reflecting a decrease of $6.0 million in U.S. debt and an increase of $5.2 million in foreign debt. The increase in foreign debt was driven primarily by capital spending in Europe. The decrease in U.S. debt reflected the liquidation of the previously noted

build-to-suit lease obligation and an increase in revolving bank debt. Net debt (which is defined as total debt minus cash) increased by $84.8 million for the six months of 2011, from $80.4 million to $165.2 million. At June 30, 2011, the ratio of total debt to total debt plus shareholders’ equity was 32.2 percent, versus 35.2 percent at December 31, 2010. The ratio of net debt to net debt plus shareholders’ equity was 29.2 percent as of June 30, 2011, compared to 18.5 percent at December 31, 2010.

As of June 30, 2011, the Company’s debt included $106.9 million of unsecured private placement loans with maturities extending from 2011 through 2022. These loans are the Company’s primary source of long-term debt financing, and are supplemented by bank credit facilities to meet short and medium term needs. The Company’s debt also included a $25.5 million term loan with its U.S. banks, which has maturities in 2012 and 2013.

The Company maintains a committed $60.0 million revolving credit agreement with three U.S. banks. This unsecured facility is the Company’s primary source of short-term borrowings and is committed through August 27, 2013 with terms and conditions that are substantially equivalent to those of the Company’s other U.S. loan agreements. As of June 30, 2011, the Company had borrowings of $6.9 million and outstanding letters of credit of $2.6 million under this agreement, with $50.5 million remaining available. The Company anticipates that cash from operations, committed credit facilities and cash on hand will be sufficient to fund anticipated capital expenditures, working capital, dividends and other planned financial commitments for the foreseeable future.

Certain foreign subsidiaries of the Company maintain term loans and short-term bank lines of credit in their respective local currencies to meet working capital requirements as well as to fund capital expenditure programs and acquisitions. As of June 30, 2011, the Company’s European subsidiaries had bank term loans of $6.2 million with maturities through 2015 and short-term bank debt of $21.8 million with available short-term borrowing capacity of $19.2 million. The Company’s Latin American subsidiaries had no outstanding debt, with $11.8 million of short-term borrowing capacity as of that date. As of June 30, 2011, the Company’s Singapore subsidiary was obligated for $13.8 million under an asset purchase agreement that took effect on November 4, 2010. The Company’s majority-owned joint ventures in the Philippines and China had debt totaling $9.7 million and available borrowing capacity of $8.1 million. Stepan Company has guaranteed the debt obligations of its Singapore subsidiary and of its majority-owned joint ventures in the Philippines and China.

The Company has material debt agreements that require the maintenance of minimum interest coverage and minimum net worth. These agreements also limit the incurrence of additional debt as well as the payment of dividends and repurchase of treasury shares. Testing for these agreements is based on the combined financial statements of the U.S. operations of Stepan Company and Stepan Canada Inc. (the “Restricted Group”). Under the most restrictive of these debt covenants:

1.	The Restricted Group must maintain a minimum interest coverage ratio, as defined within the agreements, of 2.0 to 1.0, for the preceding four calendar quarters.

2.	The Restricted Group must maintain net worth of at least $175.0 million.

3.	The Restricted Group must maintain a ratio of long-term debt to total capitalization, as defined in the agreements, not to exceed 55 percent.

4.	The Restricted Group may pay dividends and purchase treasury shares in amounts of up to $30.0 million plus 100 percent of net income and cash proceeds of stock option exercises, measured cumulatively after December 31, 2001. The maximum amount of dividends that could have been paid within this limitation is disclosed as unrestricted retained earnings in Note 13, Debt, in the Notes to Consolidated Financial Statements.

The Company was in compliance with all of its loan agreements as of June 30, 2011. Based on current projections, the Company believes it will be in compliance with its loan agreements throughout 2011.

ENVIRONMENTAL AND LEGAL MATTERS

The Company is subject to extensive federal, state and local environmental laws and regulations. Although the Company’s environmental policies and practices are designed to ensure compliance with these laws and regulations, future developments and increasingly stringent environmental regulation could require the Company to make additional unforeseen environmental expenditures. The Company will continue to invest in the equipment and facilities necessary to comply with existing and future regulations. During the first six months of 2011, the Company’s expenditures for capital projects related to the environment were $0.7 million. These projects are capitalized and depreciated over their estimated useful lives, which is typically 10 years. Recurring costs associated with the operation and maintenance of facilities for waste treatment and disposal and managing environmental compliance in ongoing operations at the Company’s manufacturing locations were $8.1 million and $7.8 million for the six months ended June 30, 2011 and 2010, respectively. While difficult to project, it is not anticipated that these recurring expenses will increase significantly in the future.

Over the years, the Company has received requests for information related to or has been named by the government as a potentially responsible party at a number of waste disposal sites where cleanup costs have been or may be incurred under CERCLA and similar state statutes. In addition, damages are being claimed against the Company in general liability actions for alleged personal injury or property damage in the case of some disposal and plant sites. The Company believes that it has made adequate provisions for the costs it may incur with respect to the sites. It is the Company’s accounting policy to record liabilities when environmental assessments and/or remedial efforts are probable and the cost or range of possible costs can be reasonably estimated. When no amount within the range is a better estimate than any other amount, the minimum is accrued. Some of the factors on which the Company bases its estimates include information provided by feasibility studies, potentially responsible party negotiations and the development of remedial action plans. After partial remediation payments at certain sites, the Company has estimated a range of possible environmental and legal losses of $9.4 million to $29.2 million at June 30, 2011, compared to $10.0 million to $29.7 million at December 31, 2010. At June 30, 2011 and December 31, 2010, the Company’s accrued liability for such losses, which represented the Company’s best estimate within the estimated range of possible environmental and legal losses, was $15.2 million and $15.9 million, respectively. Actual costs could differ from the estimated reported liability. During the first six months of 2011, cash outlays related to legal and environmental matters approximated $2.7 million compared to $1.6 million for the first six months of 2010. Remediation of the soil at the Poland subsidiary accounted for most of the year-over-year change (see the Poland Manufacturing Site discussion in Note 8 to the condensed consolidated financial statements).

For certain sites, estimates of the total costs of compliance or the Company’s share of such costs cannot be determined; consequently, the Company is unable to predict the effect thereof on the Company’s financial position, cash flows and results of operations. Management believes that in the event of one or more adverse determinations in any annual or interim period, the impact on the Company’s cash flows and results of operations for those periods could be material. However, based upon the Company’s present belief as to its relative involvement at these sites, other viable entities’ responsibilities for cleanup and the extended period over which any costs would be incurred, the Company believes that these matters, individually and in the aggregate, will not have a material effect on the Company’s financial position. Certain of these matters are discussed in Item 1, Part 2, Legal Proceedings, in this report and in other filings of the Company with the Securities and Exchange Commission, which are available upon request from the Company. See also Note 8 to the condensed consolidated financial statements for a summary of the environmental proceedings related to certain environmental sites.

OUTLOOK

The Company’s growth initiatives are on track to deliver future earnings in 2012. Surfactant earnings will improve this year as growth from higher margin functional surfactants offsets the weakness in consumer volumes. Surfactant demand for enhanced oil recovery continues to grow. The Company’s Brazil expansion is complete and will have improved contribution in the third quarter.

The significant improvement in the Company’s polymers business this year is in line with management expectations. The sold out demand for polyol at the Company’s German plant will continue to require imports from the Company’s Illinois plant for the balance of the year due to delays in the expanded German capacity. The delays resulted from a fire in the infrastructure related to the new polyol reactor. Management believes insurance will cover repair costs and other potential losses related to the fire. The Company’s polymer plant in Poland should see improved volume over the balance of the year as it begins fulfilling new customer demand.

Specialty product earnings will benefit from the Company’s recently announced Lipid Nutrition product line acquisition. The acquisition should contribute to earnings this year and provide longer term synergies with the Company’s existing food ingredients business.

While 2011 will have some planned higher costs associated with global growth initiatives, the Company has the opportunity to deliver full year earnings growth.

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

Item 4 – Controls and Procedures

a.	Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures as of the end of the most recent fiscal quarter covered by this Form 10-Q, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) were effective as of June 30, 2011.

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

Item 1A – Risk Factors

There have been no material changes from the risk factors disclosed in the Company’s 2010 Annual Report on Form 10-K.

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds

Below is a summary by month of share purchases by the Company during the second quarter of 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

April	—	—	—	—

May	15,562	$64.26	—	—

June	—	—	—	—

Item 3 – Defaults Upon Senior Securities

None

Item 4 – (Removed and Reserved)

Item 5 – Other Information

None

Item 6 – Exhibits

(a)	Exhibit 10(a)	–	Stepan Company 2011 Incentive Compensation Plan, filed with the Company’s Definitive Proxy Statement on Schedule 14A (Appendix A) on March 31, 2011, and incorporated herein by reference

(b)	Exhibit 10(a)1	–	Form of Non-Qualified Stock Option Agreement under Stepan Company 2011 Incentive Compensation Plan

(c)	Exhibit 10(a)2	–	Form of Incentive Stock Option Agreement under Stepan Company 2011 Incentive Compensation Plan

(d)	Exhibit 10(a)3	–	Form of Performance Grant Agreement under the Stepan Company 2011 Incentive Compensation Plan

(e)	Exhibit 10(a)4	–	Form of Non-Employee Director Non-Qualified Stock Option Agreement under Stepan Company 2011 Incentive Compensation Plan

(f)	Exhibit 31.1	–	Certification of President and Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)

(g)	Exhibit 31.2	–	Certification of Vice President and Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)

(h)	Exhibit 32	–	Certification pursuant to 18 U.S.C. Section 1350

(i)	Exhibit 101.INS	–	XBRL Instance Document (1)

(j)	Exhibit 101.SCH	–	XBRL Taxonomy Extension Schema Document (1)

(k)	Exhibit 101.CAL	–	XBRL Taxonomy Extension Calculation Linkbase Document (1)

(l)	Exhibit 101.LAB	–	XBRL Taxonomy Extension Label Linkbase Document (1)

(m)	Exhibit 101.PRE	–	XBRL Taxonomy Extension Presentation Linkbase Document (1)

(1)

Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purpose of section 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEPAN COMPANY

Date: July 29, 2011
/s/ J. E. Hurlbutt
J. E. Hurlbutt
Vice President and Chief Financial Officer