Form 10-Q
period 2011-09-30
STEPAN CO
filed 2011-10-28
CIK 94049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 25, 2011
Common Stock, $1 par value	10,228,120 Shares

Part I FINANCIAL INFORMATION

Item 1 – Financial Statements

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Unaudited

(In thousands, except per share amounts)	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Net Sales	$499,335	$366,800	$1,398,922	$1,070,334
Cost of Sales	435,255	308,371	1,203,471	884,875

Gross Profit	64,080	58,429	195,451	185,459

Operating Expenses:
Marketing	10,885	9,360	33,886	29,702
Administrative	9,709	8,506	33,263	31,842
Research, development and technical services	10,083	9,422	30,970	29,347

	30,677	27,288	98,119	90,891

Operating Income	33,403	31,141	97,332	94,568

Other Income (Expense):
Interest, net	(2,256)	(2,004)	(6,513)	(4,770)
Income (loss) from equity in joint ventures	(890)	132	(2,660)	(1,203)
Other, net (Note 14)	(2,028)	2,011	(1,463)	678

	(5,174)	139	(10,636)	(5,295)

Income Before Provision for Income Taxes	28,229	31,280	86,696	89,273
Provision for Income Taxes	8,998	12,057	27,643	32,300

Net Income	19,231	19,223	59,053	56,973

Net (Income) Loss Attributable to Noncontrolling Interests (Note 3)	(62)	7	(256)	(37)

Net Income Attributable to Stepan Company	$19,169	$19,230	$58,797	$56,936

Net Income Per Common Share Attributable to Stepan Company (Note 10):
Basic	$1.83	$1.87	$5.63	$5.55

Diluted	$1.70	$1.73	$5.25	$5.14

Shares Used to Compute Net Income Per Common Share Attributable to Stepan Company (Note 10):
Basic	10,365	10,188	10,345	10,150

Diluted	11,248	11,109	11,199	11,072

Dividends per Common Share	$0.26	$0.24	$0.78	$0.72

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(In thousands)	September 30, 2011	December 31, 2010
Assets
Current Assets:
Cash and cash equivalents	$32,414	$111,198
Receivables, net	291,495	199,245
Inventories (Note 7)	137,211	96,552
Deferred income taxes	9,845	8,170
Other current assets	18,140	12,661

Total current assets	489,105	427,826

Property, Plant and Equipment:
Cost	1,094,665	1,055,553
Accumulated depreciation	(727,857)	(701,968)

Property, plant and equipment, net	366,808	353,585

Goodwill, net (Note 2)	7,064	6,717
Other intangible assets, net (Note 2)	11,964	5,257
Long-term investments (Note 4)	11,631	11,904
Other non-current assets	5,423	6,142

Total assets	$891,995	$811,431

Liabilities and Stockholders’ Equity
Current Liabilities:
Current maturities of long-term debt (Note 13)	$36,408	$31,609
Accounts payable	152,505	115,248
Accrued liabilities	60,344	58,770

Total current liabilities	249,257	205,627

Deferred income taxes	13,968	5,154

Long-term debt, less current maturities (Note 13)	150,217	159,963

Other non-current liabilities	78,226	87,616

Commitments and Contingencies (Note 8)

Stockholders’ Equity:
5-1/2% convertible preferred stock, cumulative, voting, without par value; authorized 2,000,000 shares; issued and outstanding 518,293 shares in 2011 and 520,089 in 2010	12,957	13,002
Common stock, $1 par value; authorized 30,000,000 shares; Issued 11,686,592 shares in 2011 and 11,511,829 shares in 2010	11,687	11,512
Additional paid-in capital	92,916	83,852
Accumulated other comprehensive loss	(34,352)	(25,599)
Retained earnings	356,161	305,830
Treasury stock, at cost, 1,459,992 shares in 2011 and 1,406,081 shares in 2010	(42,996)	(39,106)

Total Stepan Company stockholders’ equity	396,373	349,491

Noncontrolling interests (Note 3)	3,954	3,580

Total stockholders’ equity	400,327	353,071

Total liabilities and stockholders’ equity	$891,995	$811,431

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(Dollars in thousands)	Nine Months Ended September 30
	2011	2010
Cash Flows From Operating Activities
Net income	$59,053	$56,973
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,771	29,155
Deferred compensation	(2,711)	(471)
Realized and unrealized loss (gain) on long-term investments	848	(584)
Stock-based compensation	2,707	2,755
Deferred income taxes	5,990	7,287
Other non-cash items	1,266	535
Changes in assets and liabilities, excluding effects of acquisitions:
Receivables, net	(92,651)	(53,792)
Inventories	(38,007)	(21,148)
Other current assets	(5,527)	(563)
Accounts payable and accrued liabilities	53,036	33,315
Pension liabilities	(1,871)	(1,733)
Environmental and legal liabilities	(508)	(2,328)
Deferred revenues	(1,197)	(1,099)
Excess tax benefit from stock options and awards	(2,628)	(2,117)

Net Cash Provided By Operating Activities	12,571	46,185

Cash Flows From Investing Activities
Expenditures for property, plant and equipment	(61,022)	(54,891)
Asset acquisition (Note 2)	—	(10,400)
Business acquisitions, net of cash acquired (Note 2)	(13,562)	(9,835)
Sale of mutual fund investments	1,615	780
Other, net	(3,469)	(2,489)

Net Cash Used In Investing Activities	(76,438)	(76,835)

Cash Flows From Financing Activities
Revolving debt and bank overdrafts, net	15,491	12,501
Term loan	—	40,000
Build-to-suit obligation buyout	(12,206)	—
Other debt borrowings	—	6,449
Other debt repayments	(10,454)	(7,546)
Dividends paid	(8,466)	(7,766)
Company stock repurchased	(1,309)	(4,906)
Stock option exercises	2,543	3,240
Excess tax benefit from stock options and awards	2,628	2,117
Other, net	(2,000)	(1,763)

Net Cash (Used in) Provided By Financing Activities	(13,773)	42,326

Effect of Exchange Rate Changes on Cash	(1,144)	771

Net (Decrease) Increase in Cash and Cash Equivalents	(78,784)	12,447
Cash and Cash Equivalents at Beginning of Period	111,198	98,518

Cash and Cash Equivalents at End of Period	$32,414	$110,965

Supplemental Cash Flow Information
Cash payments of income taxes, net of refunds	$14,507	$20,372

Cash payments of interest	$6,033	$4,114

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

Unaudited

1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements included herein have been prepared by Stepan Company (Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate and make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company’s financial position as of September 30, 2011 and its results of operations for the three and nine months ended September 30, 2011 and 2010, and cash flows for the nine months ended September 30, 2011 and 2010, have been included. These financial statements and related footnotes should be read in conjunction with the financial statements and related footnotes included in the Company’s 2010 Form 10-K.

2.	ACQUISITIONS

2011 Acquisition

On June 23, 2011, the Company purchased the Clarinol®, Marinol®, and PinnoThin® product lines of Lipid Nutrition B.V., a part of Loders Croklaan B.V. The acquired product lines are included with the Company’s food and health services products in the specialty products segment, and provide a unique portfolio of nutritional fats for the global food, supplement and nutrition industries. The acquisition purchase price was $13,562,000 of cash. In addition to the purchase price paid, the Company incurred $0.3 million of acquisition-related costs, including legal and consulting expenses. These costs were reflected in administrative expenses on the Company’s statements of income for the second quarter of 2011.

The acquisition was accounted for as a business combination and, accordingly, the assets acquired and liabilities assumed as part of the acquisition were measured and recorded at their estimated fair values. The following table summarizes the assets acquired and liabilities assumed as of June 23, 2011:

(In thousands)
Assets:
Inventory	$5,000
Identifiable intangible assets:
Patents	6,948
Customer lists	736
Trademarks, know-how	429

Total identifiable intangible assets	8,113

Goodwill	483

Total assets acquired	$13,596

Current liabilities	$34

Net assets acquired	$13,562

The acquired goodwill, which relates entirely to the Company’s specialty products segment, is deductable for tax purposes. The goodwill reflects the potential manufacturing and marketing synergies arising from combining the new product lines with the Company’s existing food and health services products. The weighted average amortization periods for the identifiable intangible assets are as follows: patents-12 years; customer lists- five years; and trademarks and know-how-five years. As of September 30, 2011, no purchase price allocation adjustments have been made to the amounts originally recorded at the acquisition date. The Company continues to evaluate the valuations of the acquired intangible assets, which may result in adjustments to the recorded values of the intangible assets and goodwill.

The post-acquisition financial results for the purchased business, which were included in the Company’s financial statements for the three and nine months ended September 30, 2011, were insignificant. Pro forma financial information has not been included because revenues and earnings of the Company’s consolidated entity for the three and nine month periods ended September 30, 2011 and 2010, would not have been materially different than reported had the acquisition date been January 1, 2010.

2010 Acquisitions

Asset acquisition

On July 2, 2010, the Company purchased the manufacturing assets of Peter Cremer GmbH located on Jurong Island in Singapore. The purchase price of the manufacturing assets was $10.4 million, which the Company paid from available cash. The Company is installing methyl esters fractionation capability on the site. Methyl esters are a core building block of the Company’s surfactants segment, and the acquisition of the Jurong Island manufacturing assets provides the Company an opportunity to reach its global customer base with methyl esters and value added derivatives made from tropical oils available in the region. The Company plans for the site to begin methyl esters commercial production in the second quarter of 2012.

Business acquisitions

On July 15, 2010, the Company’s Stepan Europe subsidiary acquired 100 percent ownership interest in Alfa Systems Sp. z o.o. (Alfa Systems). The purchase included a plant in Brzeg Dolny, Poland, which specialized in the manufacture of aromatic polyester polyols from recycled polyethylene terephthalate (PET). The acquisition of Alfa Systems provides the Company with polyester polyol manufacturing capability in Eastern Europe and the ability to economically and effectively serve customers in that region. As of the acquisition date, the new entity became a part of the Company’s polymers reportable segment.

The Company recognized $10.1 million as the purchase price for Alfa Systems, comprised of $8.5 million of cash and $1.6 million in contingent consideration. The contingent consideration arrangements included in the purchase agreement were as follows:

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

•

Working capital balance – Potential additional consideration of up to $0.6 million depending on the amount by which the audited working capital balance at the time of acquisition deviated from the agreed upon working capital in the purchase agreement. The Company recognized less than $0.1 million as consideration for the working capital arrangement, which was finalized in December 2010.

In addition to the purchase price paid, the Company incurred $0.7 million of acquisition-related costs, including legal, consulting and accounting expenses. These costs were reflected in administrative expenses on the Company’s statement of income for the three and nine months ended September 30, 2010.

The Alfa Systems acquisition was accounted for as a business combination and, accordingly, the assets acquired and liabilities assumed as part of the acquisition were measured and recorded at their estimated fair values. The following table summarizes the assets acquired and liabilities assumed:

(In thousands)	July 15, 2010
Assets:
Current assets (excluding inventory)	$1,188
Inventory	893
Property, plant and equipment	11,208
Identifiable intangible assets	649
Goodwill	925
Other assets	49

Total assets acquired	$14,912

Liabilities:
Current liabilities	4,735
Non-current liabilities	71

Total liabilities assumed	$4,806

Net assets acquired	$10,106

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

Included in current liabilities was the assumed environmental contingent liability of $1.1 million discussed in the ‘Poland Manufacturing Site’ section of Note 8. The measurement period for the Alfa Systems acquisition is now closed, and there have been no adjustments to the purchase price allocations made at the time of acquisition.

Pro forma financial information has not been included because revenues and earnings of the Company’s consolidated entity would not have been significantly different than reported had the acquisition date been January 1, 2010.

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

In addition to the purchase price paid, the Company incurred $0.1 million of acquisition-related costs, including consulting and legal expenses. These costs were reflected in administrative expenses on the Company’s statement of income for the three and nine months ended September 30, 2010.

The acquisition of controlling interest in SPI was accounted for as a business combination and, accordingly, the assets acquired and liabilities assumed as part of the acquisition were measured and recorded at their estimated fair values. The following table summarizes the assets acquired and liabilities assumed:

(In thousands)	July 19, 2010
Assets:
Current assets (excluding inventory)	$12,841
Inventory	3,232
Property, plant and equipment	18,685
Identifiable intangible assets	1,200
Goodwill	1,101
Other assets	167

Total assets acquired	$37,226

Liabilities:
Current liabilities	8,466
Non-current liabilities	9,973

Total liabilities assumed	$18,439

Net assets acquired	$18,787
Less noncontrolling interest in SPI	(2,090)

Net assets less noncontrolling interest	$16,697

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

Pro forma financial information has not been included because revenues and earnings of the Company’s consolidated entity would not have been significantly different than reported had the acquisition date been January 1, 2010.

3.	RECONCILIATIONS OF EQUITY

Below are reconciliations of total equity, Company equity and equity attributable to noncontrolling interests for the nine months ended September 30, 2011 and 2010:

(In thousands)	Total Equity	Stepan Company Equity	Noncontrolling Interests’ Equity (3)
Balance at January 1, 2011	$353,071	$349,491	$3,580
Net income	59,053	58,797	256
Dividends	(8,466)	(8,466)	—
Common stock purchases (1)	(3,913)	(3,913)	—
Stock option exercises	3,111	3,111	—
Defined benefit pension adjustments, net of tax	1,433	1,433	—
Translation adjustments	(10,681)	(10,799)	118
Derivative instrument gain	613	613	—
Other (2)	6,106	6,106	—

Balance at September 30, 2011	$400,327	$396,373	$3,954

(In thousands)	Total Equity	Stepan Company Equity	Noncontrolling Interests’ Equity (3)
Balance at January 1, 2010	$290,427	$289,285	$1,142
Net income	56,973	56,936	37
Purchase of controlling interest in SPI	2,090	—	2,090
Dividends	(7,766)	(7,766)	—
Common stock purchases (1)	(5,964)	(5,964)	—
Stock option exercises	3,240	3,240	—
Defined benefit pension adjustments, net of tax	1,114	1,114	—
Translation adjustments	235	170	65
Other (2)	5,235	5,235	—

Balance at September 30, 2010	$345,584	$342,250	$3,334

(1)

Includes the value of Company shares purchased in the open market, the value of Company common shares tendered by employees to settle minimum statutory withholding taxes related to the receipt of performance awards and the value of Company common shares tendered in lieu of cash for stock option exercises.

(2)	Primarily comprised of activity related to stock-based compensation, deferred compensation and excess tax benefits.
(3)	Includes partners’ noncontrolling interests in the Company’s China and Philippines joint ventures.

4.	FINANCIAL INSTRUMENTS

The following are the financial instruments held by the Company at September 30, 2011 and December 31, 2010, and descriptions of the methods and assumptions used to estimate the instruments’ fair values:

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

Long-term investments

Long-term investments are the mutual fund assets the Company holds to fund a portion of its deferred compensation liabilities and all of its non-qualified supplemental executive defined contribution obligations (see defined contribution plans section of Note 9). Fair value and carrying value are the same because the mutual fund assets are recorded at fair value. Fair values for the mutual funds were calculated using the published market price per unit at the reporting date multiplied by the number of units held at the reporting date. See the table that follows these financial instrument descriptions for the reported fair value of long-term investments.

Debt obligations

The Company’s primary source of long-term U.S. debt financing is unsecured private placement notes with fixed interest rates and maturities. Certain foreign subsidiaries also carry fixed-rate debt. The fair value of fixed interest rate debt comprises the combined present values of scheduled principal and interest payments for each of the various loans, individually discounted at rates equivalent to those which could be obtained by the Company for new debt issues with durations equal to the average life to maturity of each loan. The discount rates are based on applicable duration funding rates plus market interest rate spreads to borrowers with credit ratings equivalent to those of the Company. The fair values of the Company’s fixed-rate debt at September 30, 2011 and December 31, 2010, including current maturities, were estimated to be $114,319,000 and $122,044,000, respectively. The carrying value of the Company’s fixed-rate debt was $105,223,000 at September 30, 2011 and $113,359,000 at December 31, 2010.

The Company’s Singapore facility also holds fixed-rate debt in the form of a seller note (related to the 2010 purchase of storage tanks), which had an estimated fair value of $14,708,000 at September 30, 2011, compared to a carrying value of $14,315,000. At December 31, 2010, the fair value of the seller note approximated its carrying value of $13,008,000.

Debt at September 30, 2011 also included $25,500,000 for an unsecured term loan that carried a variable interest rate of LIBOR plus a spread of 100 basis points as of September 30, 2011. As of the end of the third quarter, the current market spread over LIBOR for entities with credit ratings similar to the Company’s was approximately 175 basis points. Using the current market spread to discount the scheduled principal and interest payment outflows calculated under the contractual spread, the Company estimates the fair value of the variable interest unsecured term loan at September 30, 2011, at approximately $25,138,000 compared to a carrying value of $25,500,000. At December 31, 2010, the fair value of the variable interest unsecured term loan was $26,390,000 compared to a carrying value of $27,000,000.

Also included in debt as of September 30, 2011 was $8,114,000 of term debt of the Company’s Philippine subsidiary, comprised of two bank loans guaranteed by the U.S. parent. Using the current market spread for loans to companies with credit ratings similar to the Company’s to discount the scheduled principal and interest payment outflows calculated under the contractual spreads, the Company estimates the combined fair value of these variable interest secured term loans at September 30, 2011, to be approximately $8,267,000 versus a carrying value of $8,114,000. At December 31, 2010, the fair value of these term loans was $9,028,000 compared to a carrying value of $8,805,000.

Because of the short-term nature of the remaining Company debt, the fair values for such debt approximate the carrying values.

The following tables present financial assets and liabilities measured at fair value as of September 30, 2011, and December 31, 2010, and the level within the fair value hierarchy in which the fair value measurements fall:

(In thousands)	September 2011	Level 1	Level 2	Level 3
Mutual fund assets	$11,631	$11,631	$—	$—
Derivative assets: (1)
Foreign currency contracts	1,264	—	1,264	—

Total assets at fair value	$12,895	$11,631	$1,264	$—

Derivative liabilities: (1)
Foreign currency contracts	$265	$—	$265	$—

Total liabilities at fair value	$265	$—	$265	$—

(In thousands)	December 2010	Level 1	Level 2	Level 3
Mutual fund assets	$11,904	$11,904	$—	$—
Derivative assets: (1)
Foreign currency contracts	30	—	30	—

Total assets at fair value	$11,934	$11,904	$30	$—

Derivative liabilities: (1)
Foreign currency contracts	$43	$—	$43	$—

Total liabilities at fair value	$43	$—	$43	$—

(1)	See Note 5 for the balance sheet locations of the derivative assets and liabilities

5.	DERIVATIVE INSTRUMENTS

The Company is exposed to certain risks relating to its ongoing business operations. The primary risk managed by the use of derivative instruments is foreign currency exchange risk. The Company holds forward foreign currency exchange contracts that are not designated as any type of accounting hedge as defined by U.S. generally accepted accounting principles (although they are effectively economic hedges). The Company uses these contracts to manage its exposure to exchange rate fluctuations on certain Company subsidiary accounts receivable, accounts payable and other obligation balances that are denominated in currencies other than the entities’ functional currencies. The forward foreign exchange contracts are recognized on the balance sheet as either an asset or a liability measured at fair value. Gains and losses arising from recording the foreign exchange contracts at fair value are reported in earnings as offsets to the losses and gains reported in earnings arising from the re-measurement of the receivable and payable balances into the applicable functional currencies. At September 30, 2011, the Company had open forward foreign currency exchange contracts, with settlement dates ranging from one month to approximately 27 months, to buy or sell foreign currencies with a U.S. dollar equivalent of $65,106,000. At December 31, 2010, the Company had open forward foreign currency exchange contracts, all with expiration dates of three months or less, to buy or sell foreign currencies with a U.S. dollar equivalent of $25,014,000.

The Company also holds forward foreign currency exchange contracts that are designated as a cash flow hedge. The Company uses these contracts to manage the risks and related cash flow variability resulting from exposure to exchange rate fluctuations on forecasted progress payments related to a construction project undertaken in Singapore. The progress payments are denominated in a currency other than the Singapore location’s functional currency. The latest date through which the Company expects to hedge its exposure to the variability in cash flows for the progress payments is December 31, 2013. The forward foreign exchange contracts are recognized on the balance sheet as either an asset or a liability measured at fair value. Period-to-period changes in the fair value of the hedging instruments are recognized as gains or losses in other comprehensive income, to the extent effective. Once the constructed asset is complete and placed into service, the accumulated gains and losses will be reclassified out of accumulated other comprehensive income (AOCI) into earnings in the periods over which the asset is being depreciated. No reclassifications of gains and losses from AOCI were made into earnings in the three and nine month periods ended September 30, 2011. Assuming the construction project is completed on time, approximately $31,000 or less of the amount currently in AOCI is expected to be reclassified into earnings in the next 12 months. At September 30, 2011, the Company had an open forward foreign currency exchange contract designated as a cash flow hedge with a U.S. dollar equivalent amount of $8,789,000. No such contracts were held at December 31, 2010.

The fair values of the derivative instruments held by the Company on September 30, 2011, and December 31, 2010, were as follows:

(In thousands)	Asset Derivatives			Liability Derivatives
		Fair Value At			Fair Value At
	Balance Sheet Line Item	September 30, 2011	December 31, 2010	Balance Sheet Line Item	September 30, 2011	December 31, 2010
Derivatives Designated As Hedging Instruments
Foreign Exchange Contracts	Receivables, net	$131	$—	Accounts payable	$—	$—

Derivatives Not Designated As Hedging Instruments

Foreign Exchange Contracts	Receivables, net	$273	$30

Foreign Exchange Contracts	Other non-current assets	860	—	Accounts payable	$265	$43

Total Non-hedging Derivatives		$1,133	$30		$265	$43

Total Derivatives		$1,264	$30		$265	$43

Information regarding derivative instrument gains and losses for the three and nine month periods ended September 30, 2011 and 2010 is displayed below:

(In thousands)		Gain (Loss)
	Income Statement Line Item	Three Months Ended September 30		Nine Months Ended September 30
		2011	2010	2011	2010
Derivatives Not Designated As Hedging Instruments
Foreign currency contracts	Other, net	$(347)	$632	$76	$(112)
Forward electric contracts (1)	Cost of sales	—	99	—	468

Total		$(347)	$731	$76	$356

(1)

During 2010, the Company held forward electric contracts to purchase 107,000 megawatts of electricity at fixed prices in 2010. The Company entered into the contracts to help manage the volatile cost of electricity. The electric contracts were considered derivative instruments and did not qualify for the normal purchase election. The contracts expired on December 31, 2010. No such contracts were held on September 30, 2011, or at any time during the three and nine month periods then ended.

(In thousands)	Gain Recognized in Other Comprehensive Income		Income Statement Line Item for Loss Due to Ineffectiveness or Exclusion From Effectiveness Testing	Loss Due to Ineffectiveness or Exclusion From Effectiveness Testing (1)
	Three Months Ended September 30			Three Months Ended September 30
	2011	2010		2011	2010
Derivatives Designated As Cash Flow Hedges
Foreign Exchange Contracts	$224	$—	Other, net	$5	$—

(In thousands)	Gain Recognized in Other Comprehensive Income		Income Statement Line Item for Loss Due to Ineffectiveness or Exclusion From Effectiveness Testing	Loss Due to Ineffectiveness or Exclusion From Effectiveness Testing (1)
	Nine Months Ended September 30			Nine Months Ended September 30
	2011	2010		2011	2010
Derivatives Designated As Cash Flow Hedges
Foreign Exchange Contracts	$613	$—	Other, net	$16	$—

(1)	The loss was entirely attributable to the component of the foreign currency exchange contracts that was excluded from the assessment of hedge effectiveness.

6.	STOCK-BASED COMPENSATION

On September 30, 2011, the Company had stock options outstanding under its 2000 Stock Option Plan and stock options and stock awards outstanding under its 2006 Incentive Compensation Plan. Compensation expense charged against income for all stock options and awards was $929,000 and $2,707,000 for the three and nine months ended September 30, 2011, compared to $949,000 and $2,755,000, respectively, for the three and nine months ended September 30, 2010. Unrecognized compensation cost for stock options and stock awards was $1,371,000 and $2,646,000, respectively, at September 30, 2011, compared to $972,000 and $2,234,000, respectively, at December 31, 2010. The increase in unrecognized compensation cost was due to 2011 grants of 61,423 stock options and 28,495 stock awards. The unrecognized compensation cost at September 30, 2011, is expected to be recognized over weighted average periods of 1.2 years and 1.9 years for stock options and performance stock awards, respectively.

7.	INVENTORIES

The composition of inventories was as follows:

(In thousands)	September 30, 2011	December 31, 2010
Finished products	$89,172	$62,685
Raw materials	48,039	33,867

Total inventories	$137,211	$96,552

Inventories are primarily priced using the last-in, first-out inventory valuation method. If the first-in, first-out inventory valuation method had been used for all inventories, inventory balances would have been approximately $44,993,000 and $34,280,000 higher than reported at September 30, 2011, and December 31, 2010, respectively.

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

The Company has estimated a range of possible environmental and legal losses of $9.4 million to $29.2 million at September 30, 2011. At September 30, 2011 and December 31, 2010, the Company’s accrued liability for such losses, which represented the Company’s best estimate within the estimated range of possible environmental and legal losses, was $15.2 million and $15.9 million, respectively. Actual costs could differ from the estimated reported liability. During the first nine months of 2011 cash outlays related to legal and environmental matters approximated $3.3 million compared to $2.1 million in the first nine months of 2010. Remediation of the soil at the Poland subsidiary accounted for most of the year-over-year change (see the Poland Manufacturing Site discussion in this footnote).

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

Following are summaries of the material contingencies at September 30, 2011:

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

Wilmington Site

The Company is currently contractually obligated to contribute to the response costs associated with the Company’s formerly-owned site at 51 Eames Street, Wilmington, Massachusetts. Remediation at this site is being managed by its current owner to whom the Company sold the property in 1980. Under the agreement, once total site remediation costs exceed certain levels, the Company is obligated to contribute up to five percent of future response costs associated with this site with no limitation on the ultimate amount of contributions. To date, the Company has paid the current owner $2.0 million for the Company’s portion of environmental response costs through the second quarter of 2011 (the current owner of the site bills the Company one calendar quarter in arrears). The Company has recorded a liability for its portion of the estimated remediation costs for the site. Depending on the ultimate cost of the remediation at this site, the amount for which the Company is liable could differ from the current estimates.

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

Poland Manufacturing Site

During the due diligence phase of the Company’s 2010 acquisition of Alfa Systems Sp. z o.o. (Alfa Systems) in Brzeg Dolny, Poland, some soil contamination in levels above allowable standards in Poland was discovered on the plant site, and there was a legal obligation to conduct further investigation and remediation. To expedite the purchase of Alfa Systems, the Company agreed to assume the remediation obligation. As part of the purchase agreement, the Company negotiated a purchase price holdback provision of $1.1 million, wherein any portion of the holdback not spent for soil remediation after one year following the acquisition date (i.e., July 15, 2011) would be remitted to the previous owners of Alfa Systems. A remediation liability was included as one of the liabilities assumed at the time of acquisition. No contingent consideration liability was recognized because management believed it was highly probable that remediation of the Poland site would be completed by the holdback deadline and the cost to remediate would be at least the holdback amount. The remediation of the soil was completed in the second quarter of 2011, and the total cost of the project exceeded the amount of the holdback provision by an immaterial amount. Consequently, none of the holdback amount related to the soil remediation was returned to the former owners of the site. The amount in excess of the holdback amount was charged to Company earnings, and did not have a material effect on the Company’s results of operations, financial position or cash flows.

9.	POSTRETIREMENT BENEFIT PLANS

Defined Benefit Pension Plans

The Company sponsors various funded qualified and unfunded non-qualified defined benefit pension plans, the most significant of which cover employees in the U.S. and U.K. locations. The U.S. and U.K. defined benefit pension plans are frozen and service benefits are no longer being accrued.

Components of Net Periodic Benefit Cost

	UNITED STATES
(In thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Interest cost	$1,672	$1,748	$5,195	$5,282
Expected return on plan assets	(2,023)	(1,968)	(6,047)	(5,891)
Amortization of net loss	570	500	2,140	1,569

Net periodic benefit cost	$219	$280	$1,288	$960

	UNITED KINGDOM
(In thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Interest cost	$275	$260	$830	$772
Expected return on plan assets	(262)	(217)	(787)	(645)
Amortization of net loss	51	70	154	206

Net periodic benefit cost	$64	$113	$197	$333

Employer Contributions

U.S. Plans

The Company expects to contribute approximately $3,286,000 to its U.S. qualified defined benefit pension plans in 2011 and to pay $268,000 in 2011 related to its unfunded non-qualified plans. As of September 30, 2011, $2,446,000 had been contributed to the qualified plans and $172,000 had been paid related to the non-qualified plans.

U.K. Plan

The Company’s United Kingdom subsidiary expects to contribute approximately $889,000 to its defined benefit pension plan in 2011. As of September 30, 2011, $690,000 had been contributed to the plan.

Defined Contribution Plans

The Company sponsors a retirement savings defined contribution plan and a profit sharing defined contribution plan. Both types of defined contribution plans include a qualified portion and a non-qualified supplemental executive plan.

Defined contribution plan expense for the Company’s retirement savings plans was $1,027,000 and $2,982,000, respectively, for the three and nine months ended September 30, 2011, compared to $966,000 and $3,260,000, respectively, for the three and nine months ended September 30, 2010.

Expenses related to the Company’s profit sharing plan were $1,064,000 and $3,644,000, respectively, for the three and nine months ended September 30, 2011, compared to $1,199,000 and $3,925,000, respectively, for the three and nine months ended September 30, 2010.

In July 2011, the Company established a rabbi trust to fund the obligations of its previously unfunded non-qualified supplemental executive defined contribution plans (supplemental plans). The trust comprises various mutual fund investments selected by the participants of the supplemental plans. In accordance with the accounting guidance for rabbi trust arrangements, the assets of the trust and the obligations of the supplemental plans are reported on the Company’s consolidated balance sheet. The Company elected the fair value option for the mutual fund investment assets. Therefore, the mutual funds are reported at fair value with any subsequent changes in fair value recorded in the income statement. The liabilities related to the supplemental plans increase (i.e., supplemental plan expense is recognized) when the value of the trust assets appreciates and decrease when the value of the trust assets declines (i.e., supplemental plan income is recognized). At September 30, 2011, the balances of the trust assets and related supplemental plan liabilities were $1,238,000 (see the long-term investments section in Note 4 for further discussion of the Company’s mutual fund assets).

10.	EARNINGS PER SHARE

Below is the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2011 and 2010.

(In thousands, except per share amounts)	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Computation of Basic Earnings per Share
Net income attributable to Stepan Company	$19,169	$19,230	$58,797	$56,936
Deduct dividends on preferred stock	(178)	(186)	(536)	(562)

Income applicable to common stock	$18,991	$19,044	$58,261	$56,374

Weighted-average number of common shares outstanding	10,365	10,188	10,345	10,150

Basic earnings per share	$1.83	$1.87	$5.63	$5.55

Computation of Diluted Earnings per Share
Net income attributable to Stepan Company	$19,169	$19,230	$58,797	$56,936

Weighted-average number of common shares outstanding	10,365	10,188	10,345	10,150
Add net shares issuable from assumed exercise of options (under treasury stock method) (1)	237	238	241	257
Add contingently issuable net shares related to performance stock awards (under treasury stock method)	51	66	17	43
Add unvested stock awards (under treasury stock method)	2	1	2	1
Add weighted-average shares issuable from assumed conversion of convertible preferred stock	593	616	594	621

Shares applicable to diluted earnings	11,248	11,109	11,199	11,072

Diluted earnings per share	$1.70	$1.73	$5.25	$5.14

(1)

Options to purchase 59,865 shares and 60,966 shares of common stock were not included in the computations of diluted earnings per share for the three and nine months ended September 30, 2011, respectively. Options to purchase 2,180 shares and 727 shares of common stock were not included in the computations of diluted earnings per share for the three and nine months ended September 30, 2010, respectively. The options’ exercise prices were greater than the average market price for the common stock and their effect would have been antidilutive.

11.	COMPREHENSIVE INCOME

Comprehensive income includes net income and all other non-owner changes in equity that are not reported in net income. Below is the Company’s comprehensive income for the three and nine months ended September 30, 2011 and 2010:

(In thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Net income	$19,231	$19,223	$59,053	$56,973
Other comprehensive income:
Foreign currency translation gains (losses)	(20,762)	8,909	(10,681)	235
Pension liability adjustments, net of tax	389	358	1,433	1,114
Derivative instrument gain	224	—	613	—

Comprehensive (loss) income	(918)	28,490	50,418	58,322
Comprehensive income attributable to noncontrolling interests	(138)	(58)	(374)	(102)

Comprehensive income attributable to Stepan Company	$(1,056)	$28,432	$50,044	$58,220

12.	SEGMENT REPORTING

The Company has three reportable segments: surfactants, polymers and specialty products. Segment operating results for the three and nine months ended September 30, 2011 and 2010 are summarized below:

(In thousands)	Surfactants	Polymers	Specialty Products	Segment Totals
For the three months ended September 30, 2011
Net sales	$361,874	$120,061	$17,400	$499,335
Operating income	23,191	12,165	3,557	38,913

For the three months ended September 30, 2010
Net sales	$264,104	$91,805	$10,891	$366,800
Operating income	21,330	10,490	4,239	36,059

For the nine months ended September 30, 2011
Net sales	$1,030,526	$327,314	$41,082	$1,398,922
Operating income	76,048	33,594	10,306	119,948

For the nine months ended September 30, 2010
Net sales	$790,984	$245,808	$33,542	$1,070,334
Operating income	77,318	27,654	12,238	117,210

Below are reconciliations of segment operating income to consolidated income before income taxes:

(In thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Operating income segment totals	$38,913	$36,059	$119,948	$117,210
Unallocated corporate expenses (1)	(5,510)	(4,918)	(22,616)	(22,642)

Total operating income	33,403	31,141	97,332	94,568

Interest expense, net	(2,256)	(2,004)	(6,513)	(4,770)
Income (loss) from equity in joint ventures	(890)	132	(2,660)	(1,203)
Other, net	(2,028)	2,011	(1,463)	678

Consolidated income before income taxes	$28,229	$31,280	$86,696	$89,273

(1)

Unallocated corporate expenses primarily comprise corporate administrative expenses (e.g., corporate finance, legal, human resources, information systems) that are not included in segment operating income and not used to evaluate segment performance.

13.	DEBT

At September 30, 2011, and December 31, 2010, debt comprised the following:

(In thousands)	Maturity Dates	September 30, 2011	December 31, 2010
Unsecured private placement notes
5.88%	2016-2022	$40,000	$40,000
5.69%	2012-2018	40,000	40,000
6.86%	2012-2015	17,142	21,428
6.59%	2012	2,727	5,454

Unsecured bank term loan	2012-2013	25,500	27,000
Build-to-suit obligation	—	—	11,384
Unsecured U.S. bank debt	2013	10,000	—

Debt of foreign subsidiaries
Secured bank term loans, foreign currency	2011-2015	7,052	8,156
Secured bank term loan, U.S. dollars	2011-2014	6,417	7,000
Other loans, foreign currency	2011-2015	23,473	18,142
Seller notes, foreign currency	2011-2013	14,315	13,008

Total debt		$186,625	$191,572
Less current maturities		36,408	31,609

Long-term debt		$150,217	$159,963

As of September 30, 2011, there were $10,000,000 of debt and $2,612,000 of letters of credit outstanding under the $60,000,000 U.S. revolving credit agreement. There was $47,388,000 available under the agreement at September 30, 2011.

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

The various loan agreements contain provisions, which, among others, require maintenance of certain financial ratios and place limitations on additional debt, investments and payment of dividends. Based on the loan agreement provisions that place limitations on dividend payments, unrestricted retained earnings (i.e., retained earnings available for dividend distribution) were $180,644,000 and $138,727,000 at September 30, 2011, and December 31, 2010, respectively.

14.	OTHER, NET

Other, net in the consolidated statements of income included the following:

(In thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Foreign exchange gain (loss)	$(760)	$1,042	$(655)	$46
Investment related income	18	18	40	48
Realized and unrealized gain (loss) on investments	(1,286)	951	(848)	584

Other, net	$(2,028)	$2,011	$(1,463)	$678

15.	RECENT ACCOUNTING PRONOUNCEMENTS

In December 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-29, “Business Combinations (Topic 805): Disclosures of Supplementary Pro Forma Information for Business Combinations,” which specifies that pro forma disclosures for business combinations are to be reported as if the business combinations that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period. The pro forma disclosures must also include a description of material, nonrecurring pro forma adjustments. ASU No. 2010-29 is effective for business combinations with an acquisition date of January 1, 2011 or later. Adoption of the new requirement did not have an effect on the Company’s financial position, results of operations or cash flows.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. The amendments result in common fair value measurement and disclosure requirements in U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRSs), and do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices. The amendments in this update are effective during interim and annual periods beginning after December 15, 2011. Adoption of the new requirement is not expected to have an effect on the Company’s financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”. In this update, FASB eliminated the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments require that all non-owner changes in equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in this update are effective for fiscal years, and interim periods within these years, beginning after December 15, 2011. Although adoption of the new requirement will have an effect on the Company’s presentation of comprehensive income, it will not have an effect on the Company’s financial position, results of operations or cash flows.

In September 2011, the FASB issued ASU 2011-08, “Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment,” which amends the guidance on testing goodwill for impairment. The new standard provides entities that are testing goodwill for impairment the option of performing a qualitative assessment before calculating the fair value of the reporting unit (i.e., step 1 of the goodwill impairment test). If an entity determines, on the basis of the qualitative assessment, that the fair value of the reporting unit is more likely than not (i.e., a likelihood of greater than 50 percent) less than the reporting unit’s carrying amount, the traditional two-step impairment test would be required. The ASU does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to test goodwill annually for impairment. Furthermore, the ASU does not amend the requirement to test goodwill for impairment between annual tests if events or circumstances warrant. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. Adoption of the new standard is not expected to have an effect on the Company’s financial position, results of operations or cash flows.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of certain significant factors that have affected the Company’s financial condition and results of operations during the interim period included in the accompanying condensed consolidated financial statements.

Except for the historical statements contained in this report, the matters discussed in the following discussion and analysis include forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words, “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should” and similar expressions. Actual results may vary materially.

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

Overview

The Company produces and sells intermediate chemicals that are used in a wide variety of applications worldwide. The overall business comprises three reportable segments:

•

Surfactants – Surfactants, which accounted for 74 percent of consolidated net sales for the first three quarters of 2011, are principal ingredients in consumer and industrial cleaning products such as detergents for washing clothes, dishes, carpets, floors and walls, as well as shampoos, body washes, toothpastes and fabric softeners. Other applications include germicidal quaternary compounds, lubricating ingredients, emulsifiers (for spreading agricultural products), plastics and composites and biodiesel. Surfactants are manufactured at six North American sites (five in the U.S. and one in Canada), three European sites (United Kingdom, France and Germany), three Latin American sites (Mexico, Brazil and Colombia) and one Asian site (Philippines; the Company acquired controlling interest in Stepan Philippines Inc. (SPI) on July 19, 2010). Also in the third quarter of 2010, the Company purchased assets in Singapore and initiated the development of a methyl esters plant in that location. Commercial production of methyl esters at the Singapore plant is expected in the second quarter of 2012. The Company also holds a 50 percent ownership interest in a joint venture, TIORCO, LLC (TIORCO), that markets chemical solutions for increasing the production of crude oil and natural gas from existing fields. The joint venture is accounted for under the equity method, and its financial results are excluded from surfactant segment operating results.

•

Polymers – Polymers, which accounted for 23 percent of consolidated net sales for the first three quarters of 2011, include two primary product lines: polyols and phthalic anhydride. Polyols are used in the manufacture of rigid laminate insulation board for thermal insulation in the construction industry. Polyols are also a base raw material for flexible foams, coatings, adhesives, sealants and elastomers. Phthalic anhydride is used in unsaturated polyester resins, alkyd resins and plasticizers for applications in construction materials and components of automotive, boating and other consumer products. In addition, phthalic anhydride is used internally in the production of polyols. In the U.S., polymer product lines are manufactured at the Company’s Millsdale, Illinois, site. In Europe, polyols are manufactured at the Company’s subsidiaries in Germany and Poland. The Poland entity was acquired in the third quarter of 2010. Polyols are also produced at the Company’s 80-percent owned joint venture in Nanjing, China.

•

Specialty Products – Specialty products, which accounted for three percent of consolidated net sales for the first three quarters of 2011, include flavors, emulsifiers and solubilizers used in the food and pharmaceutical industries. Specialty products are primarily manufactured at the Company’s Maywood, New Jersey, site. On June 23, 2011, the Company purchased three product lines from Lipid Nutrition B.V. (Lipid Nutrition), a part of Loders Croklaan B.V. See the ‘2011 Acquisition’ section that follows for details of the transaction.

All three segments have growth strategies that require investment outside of North America. Recent global initiatives include surfactant investments in Brazil and Singapore, polymer investments in Germany and Poland and specialty products investment in the Netherlands (Lipid Nutrition). These growth activities will result in higher near-term costs while facilitating the Company’s long-term growth strategies.

2011 Acquisition

On June 23, 2011, the Company purchased the Clarinol®, Marinol®, and PinnoThin® product lines of Lipid Nutrition. The acquired product lines are included with the Company’s food and health services products in the specialty products segment, and provide a unique portfolio of nutritional fats for the food, supplement and nutrition industries. The acquired product lines are produced at the Company’s Maywood, New Jersey, plant and outside contract manufacturers. The purchase price of the acquisition was cash of $13.6 million, including $5.0 million of inventory.

2010 Acquisitions

On July 2, 2010, the Company purchased the manufacturing assets of Peter Cremer GmbH’s 100,000 ton per year methyl esters plant located on Jurong Island in Singapore. The Company is installing methyl esters fractionation capability on the site. Methyl esters are a core building block of the Company’s surfactants segment, and the acquisition of the Jurong Island manufacturing assets provides the Company an opportunity to reach its global customer base with methyl esters and value added derivatives made from tropical oils available in the region. The Company plans for the site to begin methyl esters production in the second quarter of 2012. The purchase price of the manufacturing assets was $10.4 million.

On July 15, 2010, the Company’s Stepan Europe subsidiary acquired all the shares of Alfa Systems Sp. z o.o. The purchase included a polyol plant and related manufacturing assets in Brzeg Dolny, Poland. The acquisition provides the Company’s polymer segment with production capability in Eastern Europe and the ability to economically and effectively serve customers in Central and Eastern Europe. The Company recognized $10.1 million as the purchase price for Alfa Systems, comprised of $8.5 million of cash and $1.6 million in contingent consideration.

On July 19, 2010, the Company acquired controlling interest of SPI, raising the Company’s ownership interest in the entity from 50 percent to 88.8 percent. The Company paid $3.7 million of cash to acquire the interests of one owner, transferred $2.0 million of cash to SPI as an additional capital investment and capitalized a $3.9 million liability originally due the Company pursuant to a royalty agreement between the Company and SPI. The Company also guaranteed approximately $8.7 million of debt owed by SPI to a related party of the selling partner.

Deferred Compensation Plans

The accounting for the Company’s deferred compensation plans can cause period-to-period fluctuations in Company profits. Compensation expense results when the values of Company common stock and mutual funds held for the plans increase, and compensation income results when the values of Company common stock and mutual funds held for the plans decrease. The pretax effect of all deferred compensation-related activities (including realized and unrealized gains and losses on the mutual fund assets held to fund the deferred compensation obligations) for the three and nine months ended September 30, 2011 and 2010, and the income statement line items in which the effects of the activities were recorded are displayed in the following tables:

(In millions)	Income (Expense) For the Three Months Ended September 30
	2011	2010	Change
Deferred Compensation (Administrative expense)	$2.0	$1.4	$0.6 (1)
Realized/Unrealized Gains (Losses) on Investments (Other, net)	(1.1)	1.0	(2.1)

Pretax Income Effect	$0.9	$2.4	$(1.5)

(In millions)	Income (Expense) For the Nine Months Ended September 30
	2011	2010	Change
Deferred Compensation (Administrative expense)	$2.7	$0.5	$2.2	(1)
Realized/Unrealized Gains (Losses) on Investments (Other, net)	(0.7)	0.6	(1.3)

Pretax Income Effect	$2.0	$1.1	$0.9

(1)	See the applicable Corporate Expenses section of this management’s discussion and analysis for details regarding the period-to-period change in deferred compensation.

Effects of Foreign Currency Translation

The Company’s foreign subsidiaries transact business and report financial results in their respective local currencies. As a result, foreign subsidiary income statements are translated into U.S. dollars at average foreign exchange rates appropriate for the reporting period. Because foreign exchange rates fluctuate against the U.S. dollar over time, foreign currency translation affects period-to-period comparisons of financial statement items (i.e., because foreign exchange rates fluctuate, similar period-to-period local currency results for a foreign subsidiary may translate into different U.S. dollar results). For the three and nine month periods ended September 30, 2011, the U.S. dollar weakened against all the foreign currencies in the locations where the Company does business, when compared to the exchange rates for the respective three and nine month periods ended September 30, 2010. Consequently, reported net sales, expense and income amounts for the three and nine month periods ended September 30, 2011, were higher than they would have been had the foreign currency exchange rates remained constant with the rates for the same periods 2010. The following table presents the effect that foreign currency translation had on the quarter-over-quarter and year-over-year changes in consolidated net sales and various income line items for the three and nine months ended September 30, 2011:

	Three Months Ended September 30		Increase (Decrease)	Increase Due to Foreign Translation
(In millions)	2011	2010
Net Sales	$499.3	$366.8	$132.5	$12.4
Gross Profit	64.1	58.4	5.7	1.0
Operating Income	33.4	31.1	2.3	0.4
Pretax Income	28.2	31.3	(3.1)	0.4

	Nine Months Ended September 30		Increase (Decrease)	Increase Due to Foreign Translation
(In millions)	2011	2010
Net Sales	$1,398.9	$1,070.3	$328.6	$32.5
Gross Profit	195.5	185.5	10.0	2.9
Operating Income	97.3	94.6	2.7	1.3
Pretax Income	86.7	89.3	(2.6)	1.1

RESULTS OF OPERATIONS

Three Months Ended September 30, 2011 and 2010

Summary

Net income attributable to the Company for the third quarter of 2011 was $19.2 million, which was essentially unchanged from net income reported for the third quarter of last year. Diluted earnings per share were $1.70 for the third quarter of 2011 compared to $1.73 for the third quarter of 2010. Following this summary is a detailed discussion of segment operating performance for the third quarter of 2011.

Consolidated net sales increased $132.5 million, or 36 percent, quarter over quarter. Higher average selling prices, a four percent increase in sales volume and the effects of foreign currency translation accounted for approximately $105.1 million, $15.0 million and $12.4 million, respectively, of the increase. The rise in average selling prices was primarily attributable to price increases resulting from higher quarter-over-quarter raw material costs. A more favorable sales mix also contributed. Sales volume grew for all three reportable segments. The foreign currency translation effect reflected the weakening of the U.S. dollar against all foreign currencies in which the Company transacts business.

Operating income for the third quarter of 2011 increased $2.3 million, or seven percent, over operating income reported in the same quarter of last year. Gross profit increased $5.7 million, or 10 percent, as all three segments posted improvements, primarily as a result of improved margins coupled with higher sales volume. The effects of foreign currency translation contributed $1.0 million to the quarter-over-quarter gross profit change.

Operating expenses increased $3.4 million, or 12 percent, between comparative quarters due primarily to the following:

•	Investment for future growth opportunities in Singapore, Brazil, Poland, the Netherlands and the Philippines increased total operating expenses by $2.1 million quarter-over-quarter.

•

Marketing expenses increased $1.5 million, or 16 percent, quarter over quarter. Incremental expenses related to marketing the product lines acquired in the Lipid Nutrition acquisition (completed in the second quarter of 2011) and increased expenses to support the expanding Asia organization accounted for $1.0 million (approximately $0.5 million each) of the increase. Higher salaried payroll and travel-related expenses and the effects of foreign currency translation also contributed.

•

Administrative expenses increased $1.2 million, or 14 percent, due to a $1.0 million increase in legal and environmental expenses, $0.4 million of additional expenses for the continuing development of business in Singapore and $0.3 million of expense related to the new Lipid Nutrition business. The increase in legal and environmental expenses reflected favorable remediation liability adjustments made in 2010 for two sites. A $0.6 million increase in deferred compensation income partially offset the foregoing items. See the ‘Overview’ and ‘Corporate Expenses’ sections of this management discussion and analysis for details regarding deferred compensation.

•	Research, development and technical service expenses were up $0.7 million, or seven percent, quarter over quarter. Increased staffing and salary expense accounted for most of the increase.

Interest expense, net for the third quarter of 2011 was up $0.3 million, or 13 percent, over interest expense for the same quarter of 2010. Higher average debt levels led to the increase. The increase in the average debt levels were primarily attributable to an approximate $96.0 million increase in year-to-date working capital requirements precipitated by inflation in raw material costs. A seller-financed equipment purchase arrangement transacted in the fourth quarter of 2010 contributed to the increase in the average debt level.

The loss from equity joint ventures increased $1.0 million between quarters. The equity loss included results for TIORCO for the third quarter of 2011 compared to results for TIORCO and SPI for the third quarter of 2010 (the 2010 amount included a partial quarter of SPI). The prior year results included a $0.7 million gain related to the revaluation of the Company’s original 50 percent interest in SPI as part of the third quarter 2010 acquisition of controlling interest in the entity. The TIORCO joint venture is primarily a cost sharing venture with Nalco Company, as the Company sells surfactants directly into the enhanced recovery market and the corresponding profit resides in the surfactants segment operating results. As planned, the equity loss in TIORCO increased $0.2 million quarter over quarter.

Other, net was $2.0 million of expense for the third quarter of 2011 compared to $2.0 million of income for the same quarter of 2010, an unfavorable swing of $4.0 million. The Company reported $1.3 million of unrealized and realized losses on its deferred compensation mutual fund investment assets in this year’s third quarter versus $1.0 million of gains in the third quarter of last year. The Company reported foreign exchange losses of $0.8 million in the third quarter of 2011 compared to $1.0 million of gains in the third quarter of 2010.

The effective tax rate was 31.9 percent for the third quarter of 2011 compared to 38.5 percent for the third quarter of 2010. The decrease was primarily attributable to a non-recurring provision in the prior year related to the purchase of an increased ownership in SPI. Also contributing to the decrease was the implementation of a holding company structure that will provide a recurring benefit in lowering the effective tax rate on foreign earnings.

Segment Results

(In thousands)	Surfactants	Polymers	Specialty Products	Segment Results	Corporate	Total
For the three months ended September 30, 2011
Net sales	$361,874	$120,061	$17,400	$499,335	—	$499,335
Operating income	23,191	12,165	3,557	38,913	(5,510)	33,403

For the three months ended September 30, 2010
Net sales	$264,104	$91,805	$10,891	$366,800	—	$366,800
Operating income	21,330	10,490	4,239	36,059	(4,918)	31,141

Surfactants

Surfactants net sales for the third quarter of 2011 increased $97.8 million, or 37 percent, over net sales for the same quarter of 2010. All regions contributed to the improvement. Higher average selling prices, the effects of foreign currency translation and a three percent increase in sales volume accounted for approximately $81.6 million, $8.9 million and $7.3 million, respectively, of the net sales growth. A quarter-over-quarter comparison of net sales by region follows:

	For the Three Months Ended
(In thousands)	September 30, 2011	September 30, 2010	Increase	Percent Change
North America	$219,149	$166,644	$52,505	+32
Europe	87,208	63,233	23,975	+38
Latin America	40,442	30,744	9,698	+32
Asia	15,075	3,483	11,592	+333

Total Surfactants Segment	$361,874	$264,104	$97,770	+37

Net sales for North American operations increased 32 percent due to a 36 percent increase in average selling prices and the effects of foreign currency translation, which accounted for $57.3 million and $0.9 million, respectively, of the net sales change. A three percent decline in sales volume reduced the quarter-over-quarter increase by $5.7 million. The rise in average selling prices reflected higher quarter-over-quarter raw material costs. A more favorable sales mix of products also contributed to the increase in average selling prices. The foreign currency translation effect reflected the strengthening of the Canadian dollar against the U.S. dollar over the comparative periods. Lower demand for laundry and cleaning products led to the sales volume decline. Increased sales volume for biodiesel and oil field chemicals partially offset the lower laundry and cleaning sales.

Net sales for European operations increased 38 percent due to a 30 percent increase in average selling prices and the favorable effects of foreign currency translation, which accounted for $18.6 million and $5.7 million, respectively of the net sales increase. Sales volume declined one percent. The increase in average selling prices reflected higher quarter-over-quarter raw material costs. The foreign currency translation impact resulted from the strengthening of the European euro and British pound sterling against the U.S. dollar.

Net sales for Latin American operations were up 32 percent due to a 14 percent rise in average selling prices, a 10 percent growth in sales volume and the favorable effects of foreign currency translation, which accounted for $4.7 million, $3.0 million and $2.0 million, respectively, of the net sales improvement. The higher average selling prices reflected the Company’s continued efforts to recover increasing raw material costs. Additional neutralizer business for the Company’s Brazil subsidiary and increased fabric softener business for the Company’s Mexico subsidiary accounted for the quarter-over-quarter increase in sales volume. The favorable currency translation impact resulted from the strengthening of the currencies for all three Latin American locations against the U.S. dollar.

The $11.6 million increase in net sales for Asia operations reflected sales for the Company’s Philippines subsidiary. The Company first consolidated the Philippines joint venture in the third quarter of last year; therefore, 2010 net sales only included activity for a partial quarter.

Surfactants operating income for the third quarter of 2011 was up $1.9 million, or nine percent, over operating income for the third quarter of 2010. Gross profit increased $3.6 million, or nine percent, primarily due to improved margins in North America. The effects of foreign currency translation contributed $0.6 million of the quarter-over-quarter gross profit increase. Operating expenses increased $1.8 million, or 10 percent. Quarter-over-quarter comparisons of gross profit by region and total segment operating expenses and operating income follow:

(In thousands)	For the Three Months Ended
	September 30, 2011	September 30, 2010	Increase (Decrease)	Percent Change
Gross Profit
North America	$33,451	$28,548	$4,903	+17
Europe	4,976	6,554	(1,578)	-24
Latin America	3,453	3,367	86	+3
Asia	351	142	209	+147

Total Surfactants Segment	$42,231	$38,611	$3,620	+9

Operating Expenses	19,040	17,281	1,759	+10

Operating Income	$23,191	$21,330	$1,861	+9

North American gross profit increased 17 percent quarter over quarter despite a three percent decline in sales volume. The previously discussed increase in average selling prices, coupled with a more favorable mix of sales, more than offset the impact of the decrease in sales volume. In addition, prior year third quarter gross profit was negatively affected by expenses related to a one-month lockout of hourly workers at the Company’s Millsdale (Illinois) plant.

Gross profit for European operations declined 24 percent due largely to a less favorable product mix and the effects of a planned three-week mandatory inspection shutdown at the Company’s Germany subsidiary. The shutdown led higher quarter-over-quarter expenses (approximately $0.5 million) and lower production. The previously mentioned decline in sales volume also contributed to the reduction in gross profit.

Latin American gross profit grew three percent quarter over quarter due to increased sales volume and the favorable effects of foreign currency translation ($0.2 million). The sales volume growth was largely offset by increased raw material costs and lagging selling price increases, particularly for the Company’s Mexico subsidiary, as well as higher manufacturing costs, primarily attributable to increased overhead associated with the Brazil neutralizer expansion.

The gross profit increase for Asia operations was primarily attributable to a full quarter of financial activity recorded for the Company’s Philippines subsidiary in 2011 compared to a partial quarter for 2010.

Operating expenses for the surfactants segment increased $1.8 million, or 10 percent, quarter over quarter. Increased expenses in Asia ($0.5 million) for expanding the organization in that region, higher marketing expenses in North American operations ($0.5 million) and the effects of foreign currency translation ($0.4 million) accounted for most of the overall operating expense increase. The higher North American operations marketing expense was largely attributable to supporting the growing operations in Asia.

Polymers

Net sales for the third quarter of 2011 increased $28.3 million, or 31 percent, over net sales for the third quarter of last year. Higher average selling prices, a 10 percent improvement in sales volume and the favorable effects of foreign currency translation accounted for $15.8 million, $9.0 million and $3.5 million, respectively, of the increase. A quarter-over-quarter comparison of net sales by region is displayed below:

(In thousands)	For the Three Months Ended
	September 30, 2011	September 30, 2010	Increase	Percent Change
North America	$73,013	$57,986	$15,027	+26
Europe	39,312	28,228	11,084	+39
Asia and Other	7,736	5,591	2,145	+38

Total Polymers Segment	$120,061	$91,805	$28,256	+31

Net sales for North American operations increased 26 percent due to an 18 percent rise in average selling prices and a seven percent increase in sales volume, which accounted for $10.9 million and $4.1 million, respectively of the improvement in net sales. The higher average selling prices reflected rising raw material costs for all polymer product lines. Sales volume for polyols increased 17 percent primarily on improved rigid insulation board demand from existing customers. External sales volume for phthalic anhydride declined 8 percent due to a decrease in demand for polyester resins (which are used to manufacture materials for the automobile, construction, marine and recreational vehicle industries). Internal consumption of phthalic anhydride increased due to the higher sales volume of polyols.

Net sales for European operations increased 39 percent due primarily to a 14 percent rise in average selling prices and a 13 percent increase in sales volume, which accounted for $4.3 million and $3.7 million, respectively, of the net sales improvement. The favorable effects of foreign currency translation, resulting from a stronger European euro against the U.S. dollar, contributed $3.1 million to the quarter-over-quarter net sales increase. The increase in average selling prices was principally attributable to higher raw material costs. Sales volume grew 13 percent as demand for rigid foam insulation in replacement roofing on commercial buildings remained strong. Polyol demand also grew for metal panel insulation and adhesive applications. The Company’s Poland subsidiary accounted for 64 percent of the quarter-over-quarter sales volume growth.

Asia and Other operations’ net sales were up 38 percent quarter over quarter due to a 22 percent increase in sales volume, a seven percent increase in average selling prices and the effects of foreign currency translation, which accounted for $1.2 million, $0.5 million and $0.4 million, respectively, of the net sales improvement. New business for the Company’s China subsidiary led to the quarter-over-quarter growth in sales volume. Higher raw material costs drove the selling price increase.

Polymer operating income for the third quarter of 2011 increased $1.7 million, or 16 percent, over operating income for the same quarter of 2010. Gross profit grew $2.2 million, or 15 percent, as all three regions reported improved results. Operating expenses increased $0.6 million, or 12 percent, between quarters. Below are quarter-over-quarter comparisons of gross profit by region and total segment operating expenses and operating income:

(In thousands)	For the Three Months Ended
	September 30, 2011	September 30, 2010	Increase	Percent Change
Gross Profit
North America	$12,630	$11,705	$925	+8
Europe	3,813	3,029	784	+26
Asia and Other	734	216	518	+240

Total Polymers Segment	$17,177	$14,950	$2,227	+15

Operating Expenses	5,012	4,460	552	+12

Operating Income	$12,165	$10,490	$1,675	+16

Gross profit for North American operations increased eight percent due to the seven percent growth in sales volume noted earlier. Selling price increases have kept pace with rising raw material costs.

Gross profit for European operations increased 26 percent quarter over quarter due to the 13 percent growth in sales volume and $0.4 million in favorable foreign currency translation impact. Polymer gross profit was adversely impacted by an estimated $1.8 million of higher costs of supplying polyols from the U.S. to Europe due to fire damage to one of the Company’s polyol reactors in Germany that occurred in the second quarter of this year. Repairs should be completed in November. Property insurance is expected to cover the repair costs. The potential benefit of any recovery under business interruption insurance will not be recorded until a settlement is recovered. Gross profit was also negatively affected by higher maintenance costs resulting from a planned shutdown at the Germany plant that is required every five years.

The increase in gross profit for Asia and Other operations reflected the 22 percent increase in sales volume.

The $0.6 million increase in operating expenses was principally attributable to higher expenses for European operations. Approximately $0.4 million of the increase was attributable to the inclusion of a full quarter of Poland subsidiary activity in the third quarter of 2011 compared to a partial quarter in 2010.

Specialty Products

Net sales for the third quarter of 2011 were $6.5 million, or 60 percent, higher than net sales for the third quarter of 2010. Sales related to the new product lines acquired in the second quarter 2011 Lipid Nutrition acquisition accounted for most of the segment’s increase in net sales. Operating income was down $0.7 million, or 16 percent, quarter over quarter due largely to higher raw material costs, particularly for food ingredient products for which competitive pressures have made it difficult to raise selling prices. Start-up costs related to the assimilation of the Lipid Nutrition product lines also contributed to the operating income decline.

Corporate Expenses

Corporate expenses, which comprise operating expenses that are not allocated to the reportable segments, increased $0.6 million (12 percent) to $5.5 million for the third quarter of 2011 from $4.9 million for the third quarter of 2010. Legal and environmental expenses increased $1.0 million and income related to the Company’s deferred compensation plans increased $0.6 million. The increase in legal and environmental expenses reflected favorable remediation liability adjustments made in 2010 for two sites that did not recur in 2011. With respect to deferred compensation, the Company recorded $2.0 million of income in the third quarter of 2011 compared to $1.4 million of income in the same quarter of 2010. Declines in the values of the mutual fund assets to which a portion of the deferred compensation obligations are tied led to the higher quarter-over-quarter deferred compensation income. The impact of the mutual fund performance was partially offset by the effect of Company common stock prices that declined less in the third quarter of 2011 than in 2010. The value of Company common stock declined $3.72 per share from $70.90 per share at June 30, 2011, to $67.18 per share at September 30, 2011. For last year’s third quarter, the Company’s common stock price decreased $9.32 per share from $68.43 per share at June 30, 2010, to $59.11 per share at September 30, 2010. The accounting treatment for the Company’s deferred compensation plans results in income when the value of Company common stock or mutual funds held in the plans falls and expense when the value of Company common stock or mutual funds increases.

Nine Months Ended September 30, 2011 and 2010

Summary

Net income attributable to the Company for the first three quarters of 2011 increased three percent to $58.8 million, or $5.25 per diluted share, compared to $56.9 million, or $5.14 per diluted share, for the first three quarters of 2010. Following the summary is a detailed discussion of segment operating performance for the first three quarters of 2011 follows the summary.

Consolidated net sales increased $328.6 million, or 31 percent, between years. Higher average selling prices, the favorable effects of foreign currency translation and a three percent growth in sales volume accounted for approximately $268.0 million, $32.5 million and $28.1 million, respectively, of the increase. The rise in average selling prices was primarily attributable to price increases resulting from higher year-over-year raw material costs. The foreign currency translation effect reflected the weakening of the U.S. dollar against all foreign currencies in which the Company transacts business. Sales volume was up for all three reportable segments.

Operating income for the first three quarters of 2011 improved $2.8 million, or three percent, over operating income reported for the same period of 2010. Gross profit grew $10.0 million, or five percent, primarily on improved results for the surfactants and polymers segments, primarily North American operations. Increased raw material costs led to a decline in gross profit for the specialty products segment. The effects of foreign currency translation added $2.9 million to the year-over-year increase in gross profit.

Operating expenses increased $7.2 million, or eight percent, from year to year due primarily to the following:

•	Investment for future growth opportunities in Singapore, Brazil, Poland, the Netherlands and the Philippines increased total operating expenses by $5.1 million year-over-year.

•

Marketing expenses increased $4.2 million, or 14 percent, year over year. Expenses related to the Company’s growth initiatives in Singapore and Poland and the consolidation of the Philippines entity accounted for $1.9 million of the increase. U.S. travel-related expenses were up $0.7 million and first-time marketing expenses related to the product lines acquired in the Lipid Nutrition acquisition (completed in the second quarter of 2011) added $0.5 million. The effects of foreign currency translation contributed $0.7 million of the year-over-year change.

•

Administrative expenses increased $1.4 million, or four percent, due to $1.6 million of added expenses related to the acquired entities that were not consolidated until the third quarter of 2010 and $1.2 million of higher legal and environmental expenses. The increase in legal and environmental expenses reflected favorable remediation liability adjustments made in 2010 for two sites. In addition to the foregoing, the effects of foreign currency translation and expenses related to the new Lipid Nutrition business contributed $0.6 and $0.3 million, respectively, to the increase. Higher deferred compensation income reduced the year-over-year increase in administrative expense by $2.2 million. See the ‘Overview’ and ‘Corporate Expenses’ sections of this management discussion and analysis for details regarding deferred compensation.

•

Research, development and technical service expenses were up $1.6 million, or six percent. Higher U.S. staffing and salary expense accounted for $1.1 million of the increase. The effects of foreign currency translation also contributed.

Interest expense, net for the first three quarters of 2011 was up $1.7 million, or 37 percent, between years. Higher average borrowing levels led to the increase. The increase in the average debt levels were, in part, attributable to an approximate $96.0 million increase in year-to-date working capital requirements driven by inflation in raw material costs. In addition, in June 2010, the Company secured $40 million of additional long-term notes to take advantage of low interest rates and support global growth initiatives. The assumption of debt in the third quarter 2010 business acquisitions and a seller-financed equipment purchase arrangement transacted in the fourth quarter of 2010 contributed to the increased borrowing levels.

The loss from equity joint ventures, which included results for TIORCO for the first three quarters of 2011 and the results for TIORCO and SPI for the first three quarters of 2010 (the 2010 amount included SPI results for the first half of the year plus part of the third quarter), increased $1.5 million year over year. SPI’s equity income in the prior year was $1.2 million, which included a $0.7 million gain related to revaluing the Company’s original 50 percent interest in SPI as part of the third quarter 2010 acquisition of controlling interest in the entity. The TIORCO joint venture is primarily a cost sharing venture with Nalco Company, as the Company sells surfactants directly into the enhanced recovery market and the corresponding profit resides in the surfactants segment operating results. As planned, the equity loss in TIORCO increased $0.3 million year over year.

Other, net was $1.5 million of expense for the first three quarters of 2011 compared to $0.7 million of income for the same three quarters of 2010. Investment losses, attributable primarily to the Company’s deferred compensation mutual fund investments, amounted to $0.8 million for the first three quarters of 2011 compared to $0.6 million of gains for the same period last year. The Company reported foreign exchange losses of $0.7 million in the first three quarters of 2011 versus less than $0.1 million of gains in the same period of 2010.

The effective tax rate was 31.9 percent for the first three quarters of 2011 compared to 36.2 percent for the first three quarters of 2010. The decrease was primarily attributable a non-recurring provision in the prior year related to the purchase of an increased ownership in SPI. Also contributing to the decrease was the implementation of a holding company structure that will provide a recurring benefit in lowering the effective tax rate on foreign earnings.

Segment Results

(In thousands)	Surfactants	Polymers	Specialty Products	Segment Results	Corporate	Total
For the nine months ended September 30, 2011
Net sales	$1,030,526	$327,314	$41,082	$1,398,922	—	$1,398,922
Operating income	76,048	33,594	10,306	119,948	(22,616)	97,332

For the nine months ended September 30, 2010
Net sales	$790,984	$245,808	$33,542	$1,070,334	—	$1,070,334
Operating income	77,318	27,654	12,238	117,210	(22,642)	94,568

Surfactants

Surfactants net sales for the first three quarters of 2011 increased $239.5 million, or 30 percent, over net sales for the first three quarters of 2010. Higher average selling prices, the favorable effects of foreign currency translation and a one percent increase in sales volume accounted for approximately $208.1 million, $24.7 million and $6.7 million, respectively, of the net sales improvement. A year-over-year comparison of net sales by region follows:

(In thousands)	For the Nine Months Ended		Increase	Percent Change
	September 30, 2011	September 30, 2010
North America	$641,947	$524,485	$117,462	+22
Europe	244,107	181,291	62,816	+35
Latin America	107,360	81,725	25,635	+31
Asia	37,112	3,483	33,629	NM

Total Surfactants Segment	$1,030,526	$790,984	$239,542	+30

Net sales for North American operations increased 22 percent due to a 29 percent increase in average selling prices and the favorable effects of foreign currency translation, which accounted for $143.5 million and $2.9 million, respectively, of the net sales change. A six percent decline in sales volume reduced the year-over-year change by $28.9 million. Selling prices were increased year-over-year to recover the effects of higher raw material costs. In addition, a more favorable mix of sales contributed to the increase in average selling prices. The foreign currency translation effect resulted from the strengthening of the Canadian dollar against the U.S. dollar. Sales volume declined largely due to a 14 percent decrease in laundry and cleaning products sales volume, primarily attributable to nonrecurring business in the prior year and weaker demand. The lower laundry and cleaning sales volume was partially offset by growth in biodiesel, oil field chemicals and agricultural chemicals.

Net sales for European operations increased 35 percent due to a 34 percent increase in average selling prices and the favorable effects of foreign currency translation, which accounted for $58.0 million and $14.5 million, respectively of the net sales increase. Sales volume declined five percent between years, which reduced the year-over-year change by $9.7 million. The increase in average selling prices reflected higher raw material costs. The foreign currency translation effect resulted from the strengthening of the European euro and British pound sterling against the U.S. dollar. Weaker demand coupled with some lost business caused the sales volume decline.

Net sales for Latin American operations improved 31 percent as a result of a 15 percent increase in sales volume, the favorable effects of foreign currency translation and a seven percent increase in average selling prices, which accounted for $11.9 million, $7.0 million and $6.7 million, respectively, of the year-over-year net sales increase. Additional neutralizer business for the Company’s Brazil subsidiary accounted for the sales volume growth. The favorable currency translation impact resulted from the strengthening of the currencies for all three Latin American locations against the U.S. dollar. The increase in average selling prices was attributable to increased raw material costs.

The $33.6 million net sales increase for Asia operations reflected three quarters of sales for the Company’s Philippines subsidiary in 2011 compared to a partial quarter of sales in 2010.

Surfactants operating income for the first three quarters of 2011 was $1.3 million lower than operating income for the first three quarters of 2010. Gross profit increased $4.2 million due principally to the effects of improved margins in North America and the inclusion of the Philippines income in segment results. Lower Latin America gross profit, due largely to costs related to the start up of the neutralizer expansion in Brazil, negatively impacted surfactants gross profit. Operating expenses increased $5.5 million, or 10 percent. Year-over-year comparisons of gross profit by region and total segment operating expenses and operating income follow:

(In thousands)	For the Nine Months Ended
	September 30, 2011	September 30, 2010	Increase (Decrease)	Percent Change
Gross Profit
North America	$107,859	$100,151	$7,708	+8
Europe	16,825	19,156	(2,331)	-12
Latin America	8,549	11,828	(3,279)	-28
Asia	2,250	142	2,108	NM

Total Surfactants Segment	$135,483	$131,277	$4,206	+3

Operating Expenses	59,435	53,959	5,476	+10

Operating Income	$76,048	$77,318	$(1,270)	-2

Gross profit for North American operations improved eight percent year-over-year despite sales volume that declined six percent. A more favorable sales mix and the previously noted increase in average selling prices more than offset the impact of the decrease in sales volume. In addition, 2010 gross profit was negatively affected by expenses related to a one-month lockout of hourly workers at the Company’s Millsdale (Illinois) plant.

Gross profit for European operations declined 12 percent due to lower sales volume and higher manufacturing expenses. Manufacturing expenses were up about nine percent year-over-year primarily as a result of an increase in maintenance costs for the United Kingdom and Germany facilities. In addition, the effects of a planned three-week shutdown for a mandatory inspection at the Company’s Germany subsidiary contributed to the increase in manufacturing expenses. The favorable effects of foreign currency translation lessened the year-over-year decline in gross profit by $1.0 million.

Gross profit for Latin American operations declined 28 percent despite the 15 percent increase in sales volume. One-time costs related to a delay in the start up of the recent neutralizer capacity expansion project in Brazil and increased manufacturing costs attributable to the new neutralizing equipment more than offset the effect of the higher sales volume. In addition to the costs for Brazil, the decline in gross profit also reflected selling price increases that lagged raw material cost increases, particularly for the Mexico subsidiary. The favorable effects of foreign currency translation reduced the year-over-year decline in gross profit by $0.5 million.

The $2.1 million gross profit increase for Asia operations reflected three quarters of profit for the Company’s Philippines subsidiary in 2011 compared to a partial quarter of gross profit in 2010, when it was first consolidated after securing majority ownership.

Operating expenses for the surfactants segment increased $5.5 million, or 10 percent, year over year. Higher expenses for North American operations ($2.7 million), additional expenses for the Singapore and Philippines locations, which were first consolidated in the third quarter of

2010 ($1.6 million), and the effects of foreign currency translation ($1.3 million) accounted for most of the operating expense increase. The increase in North America operating expenses was attributable to higher marketing ($1.7 million) and research and development expenses ($1.1 million). Increased support expenses for the expanding Asia operations accounted for most of the increase in North American marketing expense. An increase in travel expense also contributed. Higher salary expense, along with an increase in temporary help, led to the rise in North America research and development expense.

Polymers

Polymers net sales for the first three quarters of 2011 increased $81.5 million, or 33 percent, over net sales for the same period of last year. Higher average selling prices, an 11 percent improvement in sales volume and the favorable effects of foreign currency translation accounted for $47.4 million, $26.4 million and $7.7 million, respectively, of the increase. A year-over-year comparison of net sales by region is displayed below:

(In thousands)	For the Nine Months Ended
	September 30, 2011	September 30, 2010	Increase	Percent Change
North America	$202,594	$161,570	$41,024	+25
Europe	104,739	70,471	34,268	+49
Asia and Other	19,981	13,767	6,214	+45

Total Polymers Segment	$327,314	$245,808	$81,506	+33

Net sales for North American operations increased 25 percent due to an 18 percent increase in average selling prices and a six percent increase in sales volume. The increases in average selling prices and sales volume accounted for $30.7 million and $10.3 million, respectively, of the net sales growth. The higher average selling prices reflected higher raw material costs for all polymer product lines. Sales volume for polyols increased 15 percent, while sales volume for phthalic anhydride declined four percent. The sales volume improvement for polyols resulted primarily from increased demand from existing rigid insulation board customers. Sales volume for phthalic anhydride customers was down due largely to weaker demand from polyester resin customers.

Net sales for European operations increased 49 percent due to an 18 percent rise in average selling prices, an 18 percent gain in sales volume and the favorable effects of foreign currency translation, which accounted for $14.7 million, $12.7 million and $6.9 million, respectively, of the net sales improvement. The higher average selling prices reflected higher year-over-year raw material costs. The increase in sales volume resulted from stronger demand from most major rigid insulation board customers and new demand for metal panel insulation and adhesive applications. In addition, the Company’s Poland subsidiary, which was acquired in the third quarter of 2010, accounted for 35 percent of the year-over-year sales volume growth.

Net sales for Asia and Other operations increased 45 percent between years due to a 26 percent increase in sales volume, an 11 percent increase in average selling prices and the favorable effects of foreign currency translation. New business for the China subsidiary led to the improvement in sales volume. Higher raw material costs led to the increase in average selling prices.

Polymer operating income for the first three quarters of 2011 improved $5.9 million, or 21 percent, over operating income for the same period of 2010. Gross profit increased $7.7 million, as all three regions posted gains. Operating expenses increased $1.8 million, or 13 percent. Below are year-over-year comparisons of gross profit by region and total segment operating expenses and operating income:

(In thousands)	For the Nine Months Ended
	September 30, 2011	September 30, 2010	Increase	Percent Change
Gross Profit
North America	$36,383	$30,980	$5,403	+17
Europe	10,847	9,237	1,610	+17
Asia and Other	1,615	914	701	+77

Total Polymers Segment	$48,845	$41,131	$7,714	+19

Operating Expenses	15,251	13,477	1,774	+13

Operating Income	$33,594	$27,654	$5,940	+21

Gross profit for North American operations was up 17 percent due to improved unit margins and the 15 percent increase in polyols sales volume noted earlier. The previously mentioned selling price increases coupled with better raw material inventory positions, particularly for phthalic anhydride, pushed unit margins higher.

Gross profit for European operations increased 17 percent due to the aforementioned 18 percent growth in sales volume growth and $0.9 million in favorable foreign currency translation impact. The effects of higher year-over-year raw material costs coupled with the outsourcing of polyols from the segment’s North American operations due to capacity constraints partially offset the favorable impact of the sales volume growth. Polymers gross profit was adversely impacted by an estimated $2.2 million of higher costs of supplying polyols from the U.S. to Europe due to fire damage to one of the Company’s polyol reactors in Germany that occurred in the second quarter of this year. Repairs should be completed in November. Property insurance is expected to cover the repair costs. The potential benefit of any recovery under business interruption insurance will not be recorded until a settlement is recovered. Gross profit was also negatively affected by higher maintenance costs resulting from a planned shutdown at the Germany plant that is required every five years.

Gross profit for Asia and Other operations increased 77 percent due to selling price increases that recovered margin previously lost to increasing raw material costs and to the 26 percent growth in sales volume.

Operating expenses increased $1.8 million year-over-year due primarily to higher expenses for European operations ($1.6 million). Expenses for the Poland subsidiary, acquired in the third quarter of last year, contributed $0.8 million of the expense. Higher marketing expenses, attributable to increased salary, fringe benefits and travel expenses, accounted for the remainder of the increase in operating expenses for European operations.

Specialty Products

Net sales for the first three quarters of 2011 increased $7.5 million, or 22 percent, over net sales for the first three quarters of 2010. Higher sales volume of food ingredient products accounted for most of the segment’s increase in sales volume. Sales volume related to the new Lipid Nutrition product lines also contributed. Operating income was down $1.9 million, or 16 percent, between years due primarily to higher food ingredient raw material costs, for which competitive pressures have made it difficult to raise selling prices.

Corporate Expenses

Corporate expenses of $22.6 million for the first three quarters of 2011 were unchanged from corporate expenses reported for the same period of 2011. Deferred compensation income increased $2.2 million year-over-year, but was completely offset by increases in other expenses, most notably a $1.2 million increase in legal and environmental expenses and $0.5 million of higher expense related to derivative income reported in 2010 arising from recording certain electric contracts at fair value (the Company held no such contracts during 2011). With respect to deferred compensation, the Company recorded $2.7 million of deferred compensation income for the first three quarters of 2011 compared to $0.5 million of income for the first three quarters of 2010. Declines in the values of Company stock and the mutual fund assets to which the deferred compensation obligations are tied led to the higher year-over-year deferred compensation income. The value of Company common stock declined $9.09 per share from $76.27 per share at December 31, 2010, to $67.18 per share at September 30, 2011. For the first three quarters of last year, the Company’s common stock price declined $5.70 per share from $64.81 per share at December 31, 2009, to $59.11 per share at September 30, 2010. The increase in legal and environmental expenses reflected favorable remediation liability adjustments made in 2010 for two sites that did not recur in 2011.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 2011, the Company used $78.8 million of available cash plus $5.0 million of net borrowings and operating cash sources of $12.6 million to fund net investing cash outflows of $76.4 million and non-debt financing cash outflows of $18.8 million, with exchange rates decreasing cash by $1.1 million. For the current year to date, net income was up by $2.1 million and working capital consumed $41.0 million more than for the comparable period last year. Investing cash outflows increased by $0.4 million year over year. Cash flows used in financing activities were $13.8 million for the current year to date versus a $42.3 million cash source for the comparable period in 2010.

For the current year to date, changes in accounts receivable were a cash use of $92.7 million versus a use of $53.8 million for the comparable prior year period. Inventories were a use of $38.1 million in 2011 versus a use of $21.1 million in 2010. Accounts payable and accrued liabilities were a source of $53.0 million in 2011 compared to a source of $33.3 million in 2010.

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

The year-to-date accounts receivable increase was the result of higher current quarter-end sales, mainly for the final two months of the current year quarter, over the fourth quarter of 2010, driven by both higher sales volume and higher selling prices. Accounts receivable turnover did not change significantly between December 31, 2010 and September 30, 2011. For inventories, somewhat less than 50 percent of the year-to-date inventory increase resulted from higher raw material costs with the rest attributable to planned increases in quantity to support improved customer service levels. The Company has not changed its own payment practices related to its payables. It is management’s opinion that the Company’s liquidity is sufficient to provide for potential increases in working capital during the remainder of 2011.

Investing cash outflows for the first nine months 2011 totaled $76.4 million versus $76.8 million for the comparable prior year period. Capital spending for the current year period totaled $61.0 million, including increased expenditures for capacity expansion, compared to $54.9 million for the comparable prior year period. Current year investing outflows included $13.6 million for the purchase of certain product lines of Lipid Nutrition B.V., a part of Loders Croklaan B.V. The purchase price included $5.0 million of inventory. During 2011 the Company also liquidated $1.6 million of investments for benefit plan participant payouts versus $0.8 million in 2010.

For the entire year of 2011, the Company estimates that capital spending will range from $85 million to $90 million including a capacity expansion in Singapore. The estimated range of capital expenditures excludes $12.2 million for the purchase of the Millsdale (Joliet), Illinois, warehouse, which was reflected in financing activities during the first quarter of 2011. Prior to the cash purchase, the warehouse was recorded as an asset on the Company’s balance sheet along with a build-to-suit lease obligation.

The Company purchases its common shares in the open market from time to time to fund its own benefit plans and also to mitigate the dilutive effect of new shares issued under its benefit plans. The Company may also make open market repurchases as cash flows permit when, in management’s opinion, the Company’s shares are undervalued in the market. For the first nine months of 2011, the Company purchased 20,157 common shares in the open market at a total cost of $1.3 million. As of September 30, 2011, there were 213,915 shares remaining under the current share repurchase authorization.

As of September 30, 2011, the Company’s cash and cash equivalents totaled $32.4 million, including $14.1 million in U.S. demand deposits and cash of the Company’s non-U.S. subsidiaries of $18.3 million.

Total Company debt decreased by $5.0 million for the current year to date, from $191.6 million to $186.6 million, with U.S. debt decreasing $9.9 million and foreign debt increasing $4.9 million. Higher foreign debt was driven primarily by capital spending in Europe. The decrease in U.S. debt reflected the liquidation of the previously noted build-to-suit lease obligation and an increase in revolving bank debt. Net debt (which is defined as total debt minus cash) increased by $73.8 million for the first nine months of 2011, from $80.4 million to $154.2 million. As of September 30, 2011, the ratio of total debt to total debt plus shareholders’ equity was 31.8 percent versus 35.2 percent at December 31, 2010. The ratio of net debt to net debt plus shareholders’ equity was 27.8 percent at September 30, 2011, compared to 18.5 percent at December 31, 2010.

As of September 30, 2011, the Company’s debt included $99.9 million of unsecured private placement loans with maturities extending from 2011 through 2022. These loans are the Company’s primary source of long-term debt financing and are supplemented by bank credit facilities to meet short and medium-term needs. The Company’s debt also included a $25.5 million term loan with its U.S. banks, which has maturities in 2012 and 2013.

The Company maintains a committed $60.0 million revolving credit agreement with three U.S. banks. This unsecured facility is the Company’s primary source of short-term borrowings and is committed through August 27, 2013 with terms and conditions that are substantially equivalent to those of the Company’s other U.S. loan agreements. At September 30, 2011, the Company had borrowings of $10.0 million and outstanding letters of credit of $2.6 million under this agreement, with $47.4 million remaining available. The Company anticipates that cash from operations, committed credit facilities and cash on hand will be sufficient to fund anticipated capital expenditures, working capital, dividends and other planned financial commitments for the foreseeable future.

Certain foreign subsidiaries of the Company maintain term loans and short-term bank lines of credit in their respective local currencies to meet working capital requirements as well as to fund capital expenditure programs and acquisitions. At September 30, 2011, the Company’s European subsidiaries had bank term loans of $5.4 million with maturities through 2015 and short-term bank debt of $23.2 million with available short-term borrowing capacity of $20.3 million. The Company’s Latin American subsidiaries had no outstanding debt, with $10.6 million of short-term borrowing capacity as of that date. As of September 30, 2011, the Company’s Singapore subsidiary was obligated for $14.3 million under an asset purchase agreement that took effect on November 4, 2010. The Company’s majority-owned joint ventures in the Philippines and China had debt totaling $8.4 million and available borrowing capacity of $8.8 million. The Company has guaranteed the debt obligations of its Singapore subsidiary and of its majority-owned joint ventures in the Philippines and China.

The Company has material debt agreements that require the maintenance of minimum interest coverage and minimum net worth. These agreements also limit the incurrence of additional debt as well as the payment of dividends and repurchase of treasury shares. Testing for these agreements is based on the combined financial statements of the U.S. operations of Stepan Company, Stepan Canada Inc., Stepan Specialty Products, LLC, Stepan Specialty Products B.V. and Stepan Asia Pte. Ltd. (the “Restricted Group”). Under the most restrictive of these debt covenants:

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

The Company was in compliance with all of its loan agreements as of September 30, 2011. Based on current projections, the Company believes it will be in compliance with its loan agreements throughout 2011.

ENVIRONMENTAL AND LEGAL MATTERS

The Company is subject to extensive federal, state and local environmental laws and regulations. Although the Company’s environmental policies and practices are designed to ensure compliance with these laws and regulations, future developments and increasingly stringent environmental regulation could require the Company to make additional unforeseen environmental expenditures. The Company will continue to invest in the equipment and facilities necessary to comply with existing and future regulations. During the first nine months of 2011, the Company’s expenditures for capital projects related to the environment were $1.0 million. These projects are capitalized and depreciated over their estimated useful lives, which is typically 10 years. Recurring costs associated with the operation and maintenance of facilities for waste treatment and disposal and managing environmental compliance in ongoing operations at the Company’s manufacturing locations were $12.2 million and $11.6 million for the nine months ended September 30, 2011 and 2010, respectively. While difficult to project, it is not anticipated that these recurring expenses will increase significantly in the future.

Over the years, the Company has received requests for information related to or has been named by the government as a potentially responsible party at a number of waste disposal sites where cleanup costs have been or may be incurred under CERCLA and similar state statutes. In addition, damages are being claimed against the Company in general liability actions for alleged personal injury or property damage in the case of some disposal and plant sites. The Company believes that it has made adequate provisions for the costs it may incur with respect to the sites. It is the Company’s accounting policy to record liabilities when environmental assessments and/or remedial efforts are probable and the cost or range of possible costs can be reasonably estimated. When no amount within the range is a better estimate than any other amount, the minimum is accrued. Some of the factors on which the Company bases its estimates include information provided by feasibility studies, potentially responsible party negotiations and the development of remedial action plans. After partial remediation payments at certain sites, the Company has estimated a range of possible environmental and legal losses of $9.4 million to $29.2 million at September 30, 2011, compared to $10.0 million to $29.7 million at December 31, 2010. At September 30, 2011 and December 31, 2010, the Company’s accrued liability for such losses, which represented the Company’s best estimate within the estimated range of possible environmental and legal losses, was $15.2 million and $15.9 million, respectively. Actual costs could differ from the estimated reported liability. During the first nine months of 2011, cash outlays related to legal and environmental matters approximated $3.3 million compared to $2.1 million for the first nine months of 2010. Remediation of the soil at the Poland subsidiary accounted for most of the year-over-year change (see the Poland Manufacturing Site discussion in Note 8 to the condensed consolidated financial statements).

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

OUTLOOK

The Company’s growth initiatives remain on track to deliver increased earnings in 2012. Management expects surfactants earnings to improve in 2011 as growth from the Company’s higher margin functional surfactants offsets the weakness in consumer volumes. Surfactant demand for enhanced oil recovery continues to grow. The Brazil expansion is complete and delivered improved results in the third quarter. The recent fall of commodity prices should improve margins in the fourth quarter.

Global polyols volume continues to benefit from recommendations to use higher insulation levels to reduce energy consumption and new applications. The polyol supply chain cost should decrease in 2012 as the Company begins to utilize its expanded capacity in Germany. Specialty products earnings are expected to benefit from the Lipid Nutrition product line acquisition.

In 2011 the Company has the opportunity to achieve its fourth consecutive record income year despite the economy and higher expenses associated with growth initiatives in Brazil, Singapore, Poland and the Netherlands.

CRITICAL ACCOUNTING POLICIES

There have been no material changes to the critical accounting policies disclosed in the Company’s 2010 Annual Report on Form 10-K.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the market risks disclosed in the Company’s 2010 Annual Report on Form 10-K.

Item 4 – Controls and Procedures

a.	Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures as of the end of the most recent fiscal quarter covered by this Form 10-Q, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) were effective as of September 30, 2011.

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

Item 1A – Risk Factors

There have been no material changes from the risk factors disclosed in the Company’s 2010 Annual Report on Form 10-K.

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds

Below is a summary by month of share purchases by the Company during the third quarter of 2011:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July	16,643	(a)	$79.92	—	—
August	—		—	—	—
September	4,595		$67.33	—	—

(a)	Includes 16,643 shares tendered in lieu of cash for stock option exercises. The shares tendered were held by the individual exercising the options for more than six months.

Item 3 – Defaults Upon Senior Securities

None

Item 4 – (Removed and Reserved)

Item 5 – Other Information

At our 2011 annual meeting of stockholders, our stockholders voted for holding advisory votes on compensation awarded to our named executive officers every year. In light of this result, on October 25, 2011, our Board of Directors decided that we will hold an annual advisory vote on the compensation of named executive officers until the next required vote on the frequency of shareholder votes on the compensation of executives. We expect to hold a vote on frequency every six years.

Item 6 – Exhibits

(a)	Exhibit 10(a)	–	Copy of First Amendment, Dated as of October 25, 2011, to Note Purchase Agreement Dated as of September 29, 2005.

(b)	Exhibit 31.1	–	Certification of President and Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)

(c)	Exhibit 31.2	–	Certification of Vice President and Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)

(d)	Exhibit 32	–	Certification pursuant to 18 U.S.C. Section 1350

(e)	Exhibit 101.INS	–	XBRL Instance Document (1)

(f)	Exhibit 101.SCH	–	XBRL Taxonomy Extension Schema Document (1)

(g)	Exhibit 101.CAL	–	XBRL Taxonomy Extension Calculation Linkbase Document (1)

(h)	Exhibit 101.LAB	–	XBRL Taxonomy Extension Label Linkbase Document (1)

(i)	Exhibit 101.PRE	–	XBRL Taxonomy Extension Presentation Linkbase Document (1)

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

STEPAN COMPANY

Date: October 28, 2011	/s/ J. E. Hurlbutt
J. E. Hurlbutt
Vice President and Chief Financial Officer