Form 10-K
period 2011-12-31
STEPAN CO
filed 2012-02-27
CIK 94049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

( X )	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
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

Act        Yes ____     No  X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of

the Act    Yes ____     No  X

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes     X         No ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check one): Large accelerated filer          Accelerated filer   X   Non-accelerated filer         Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes __   No X

Aggregate market value at June 30, 2011, of voting and non-voting common stock held by nonaffiliates of the registrant: $588,797,865*

Number of shares outstanding of each of the registrant’s classes of common stock as of January 31, 2012:

Class	Outstanding at January 31, 2012
Common Stock, $1 par value	10,265,950

Documents Incorporated by Reference

Part of Form 10-K	Document Incorporated
Part III, Items 10-14	Proxy Statement for Annual Meeting of Stockholders to be held April 24, 2012.

* Based on reported ownership by all directors, officers and beneficial owners of more than 5% of registrant’s voting stock. However, this determination does not constitute an admission of affiliate status for any of these holders.

STEPAN COMPANY

ANNUAL REPORT ON FORM 10-K

December 31, 2011

PART I

Item 1. Business

Stepan Company, which was incorporated under the laws of the state of Delaware on February 19, 1959, and its subsidiaries (the “Company”) produce specialty and intermediate chemicals, which are sold to other manufacturers and then made into a variety of end products. The Company has three reportable segments: surfactants, polymers and specialty products.

Surfactants are chemical agents that affect the interaction between two surfaces; they can provide actions such as detergency (i.e., the ability of water to remove soil from another surface), wetting and foaming, dispersing, emulsification (aiding two dissimilar liquids to mix), demulsification, viscosity modifications and biocidal disinfectants. Surfactants are the basic cleaning agent in detergents for washing clothes, dishes, carpets, fine fabrics, floors and walls. Surfactants are also used for the same purpose in shampoos and conditioners, fabric softeners, toothpastes, cosmetics and other personal care products. Commercial and industrial applications include emulsifiers for agricultural products, emulsion polymers such as floor polishes and latex foams and coatings, wetting and foaming agents for wallboard manufacturing, surfactants for enhanced oil recovery and biodiesel.

Polymers, which include two primary product lines, polyols and phthalic anhydride, are used in multiple types of specialty polymers. Polyurethane polyols are used in the manufacture of rigid foam for thermal insulation in the construction industry. They are also a base for raw material for coatings, adhesives, sealants and elastomers. Phthalic anhydride is used in polyester resins, alkyd resins, and plasticizers for applications in construction materials and components of automotive, boating, and other consumer products.

Specialty products are chemicals used in food, flavoring and pharmaceutical applications. On June 23, 2011, the Company purchased the Clarinol®, Marinol®, and PinnoThin® product lines of Lipid Nutrition B.V., a part of Loders Croklaan B.V. The acquired product lines are included with the Company’s specialty products segment, and provide a unique portfolio of nutritional fats for the global food, supplement and nutrition industries.

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

MAJOR CUSTOMER AND BACKLOG

The Company does not have any one customer whose business represents more than 10 percent of the Company’s consolidated revenue. Most of the Company’s business is essentially on the “spot delivery basis” and does not involve a significant backlog. The Company does have contract arrangements with certain customers, but volumes are generally contingent on purchaser requirements.

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

RAW MATERIALS

The most important raw materials used by the Company are petroleum or plant based. For 2012, the Company has contracts with suppliers that cover the majority of its forecasted requirements for major raw materials and is not substantially dependent upon any one supplier.

RESEARCH AND DEVELOPMENT

The Company maintains an active research and development program to assist in the discovery and commercialization of new knowledge with the intent that such efforts will be useful in developing a new product or in bringing about a significant improvement to an existing product or process. Total expenses for research and development during 2011, 2010 and 2009 were $25.1 million, $24.2 million, and $23.4 million, respectively. The remainder of research, development and technical service expenses reflected on the consolidated statements of income relates to technical services, which include routine product testing, analytical methods development and sales support service.

ENVIRONMENTAL COMPLIANCE

Compliance with applicable federal, state and local regulations regarding the discharge of materials into the environment, or otherwise relating to the protection of the environment, resulted in capital expenditures by the Company of approximately $1.7 million during 2011. These expenditures represented approximately two percent of the Company’s total 2011 capital expenditures. Capitalized environmental expenditures are depreciated and charged on a straight-line basis to pretax earnings over their estimated useful lives, which are typically 10 years. Recurring costs associated with the operation and maintenance of facilities for waste treatment and disposal and managing environmental compliance in ongoing operations at our manufacturing locations were approximately $16.0 million in 2011. Compliance with such regulations is not expected to have a material adverse effect on the Company’s earnings and competitive position in the foreseeable future.

EMPLOYMENT

At December 31, 2011 and 2010, the Company employed 1,848 and 1,768 persons, respectively.

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

Natural disasters, such as fires, flooding, earthquakes and tornadoes, power loss, break-ins, work stoppages, acts of war, terrorism or other similar events, could severely damage the Company’s systems and facilities or interrupt the Company’s operations, potentially resulting in temporary or permanent loss of the Company’s manufacturing capability. Some of the Company’s products cannot currently be made, or made in the volume required, at more than one of the Company’s locations. For some of these products, the Company has access to external market suppliers, but the Company cannot guarantee that these products will be available to it in amounts sufficient to meet its requirements or at a cost that is competitive with the Company’s cost of manufacturing these products. While the Company maintains insurance coverage, there can be no assurance that it would be sufficient to cover any or all losses resulting from the occurrence of any of these events or that insurance carriers would not deny coverage for these losses even if they are insured. There is also a risk, beyond the reasonable control of the Company, that an insurance carrier may not have the financial resources to cover an insurable loss. As a result, the occurrence of any of these events could have a material adverse effect on the Company’s business, financial position, results of operations and cash flows.

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

The Company has substantial operations outside the U.S. In the year ended December 31, 2011, the Company’s sales outside of the U.S. constituted approximately 41 percent of the Company’s net sales. In addition to the risks described in this Annual Report on Form 10-K that are common to both the Company’s U.S. and non-U.S. operations, the Company faces, and will continue to face, risks related to the Company’s foreign operations such as:

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

The Company is also exposed to fluctuations in exchange rates. The Company’s results of operations are reported in U.S. dollars. However, outside the U.S., the Company’s sales and costs are denominated in a variety of currencies including the European euro, British pound, Canadian dollar, Mexican peso, Colombian peso, Philippine peso, Brazilian real, Polish zloty, Singapore dollar and Chinese RMB. Fluctuations in exchange rates may materially and adversely affect the Company’s business, financial position, results of operations and cash flows.

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

The Company is also subject to numerous federal, state, local and foreign laws that regulate the manufacture, storage, distribution and labeling of many of the Company’s products, including some of the Company’s disinfecting, sanitizing and antimicrobial products. Some of these laws require the Company to have operating permits for the Company’s production facilities, warehouse facilities and operations. Various federal, state, local and foreign laws and regulations also require the Company to register the Company’s products and to comply with specified requirements with respect to those products. If the Company fails to comply with any of these laws and regulations, it may be liable for damages and the costs of remedial actions in excess of the Company’s recorded liabilities, and may also be subject to fines, injunctions or criminal sanctions or to revocation, non-renewal or modification of the Company’s operating permits and revocation of the Company’s product registrations. Any such revocation, modification or non-renewal may require the Company to cease or limit the manufacture and sale of its products at one or more of the Company’s facilities, which may limit or prevent the Company’s ability to meet product demand or build new facilities and may have a material adverse effect on the Company’s business, financial position, results of operations and cash flows. Any such revocation, non-renewal or modification may also result in an event of default under the indenture for the Company’s notes or under the Company’s credit facilities, which, if not cured or waived, may result in the acceleration of all the Company’s indebtedness.

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

The Company’s inability to estimate and maintain appropriate levels of recorded liabilities for existing and future contingencies may materially and adversely affect the Company’s business, financial position, results of operations and cash flows.

The liabilities recorded by the Company for pending and threatened legal proceedings are estimates based on various assumptions. An adverse ruling or external forces, such as changes in the rate of inflation, the regulatory environment and other factors that could prove such assumptions to be no longer appropriate, may affect the accuracy of these estimates. Given the uncertainties inherent in such estimates, the Company’s actual liabilities could differ significantly from the amounts the Company recorded to cover any existing and future contingencies. If the Company’s actual liability is higher than estimated or any new legal proceeding is initiated, it could materially and adversely affect the Company’s business, financial position, results of operations and cash flows.

We have a significant amount of indebtedness and may incur additional indebtedness, or need to refinance existing indebtedness, in the future, which may adversely affect the Company’s business and operations.

The Company has a significant amount of indebtedness and may incur additional indebtedness in the future. As of December 31, 2011, the Company had $199.5 million of debt on its balance sheet. U.S. debt included $164.9 million in unsecured promissory notes with maturities extending from 2012 until 2023. In addition, to provide liquidity, the Company has a $60 million revolving credit facility and $2.6 million of outstanding letters of credit as of December 31, 2011.

The Company’s foreign subsidiaries also maintain bank term loans and short-term bank lines of credit in their respective countries to meet working capital requirements as well as to fund capital expenditure programs and acquisitions. As of December 31, 2011, the Company’s foreign subsidiaries’ aggregate outstanding debt totaled $34.6 million.

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

In addition, Stepan Canada Inc., which manufactures surfactants, is located on a 70 acre leased, with an option to purchase, site in Longford Mills, Ontario, Canada. Also, Stepan Canada Inc. maintains a leased sales office in Burlington, Ontario, Canada. Stepan Mexico maintains a leased sales office in Mexico City, Mexico. Stepan China, a majority-owned joint venture that produces polymers, is located on a four acre leased site in Nanjing, China. Stepan China also maintains a leased administration building in Nanjing, China, as well as a sales office in Shanghai, China. Under the terms of the purchase contract for its January 2005 acquisition, Stepan Brazil leases a surfactants manufacturing facility on 27 acres of land in Vespasiano, Minas Gerais, Brazil. At the end of the 10-year lease agreement, the assets will be transferred and assigned to Stepan Brazil. The Company’s 88.8 percent owned joint venture in the Philippines manufactures surfactants on nine acres of land leased under a long term agreement with the Company’s joint venture partner. Stepan Poland operates a polymers manufacturing facility on four acres of leased land in Brzeg Dolny, Poland. Stepan Asia’s manufacturing facility located on Jurong Island, Singapore, will operate on eight acres of leased land. Stepan Asia also leases an administration and sales office in Singapore. Stepan Specialty Products B.V. maintains a leased administration and sales office in Amsterdam, Netherlands.

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

Maywood, New Jersey Site

The Company’s property in Maywood, New Jersey and property formerly owned by the Company adjacent to its current site and other nearby properties (Maywood site) were listed on the National Priorities List in September 1993 pursuant to the provisions of CERCLA because of certain alleged chemical contamination. Pursuant to an Administrative Order on Consent entered into between USEPA and the Company for property formerly owned by the Company, and the issuance of an order by USEPA to the Company for property currently owned by the Company, the Company completed a Remedial Investigation Feasibility Study (RI/FS) in 1994. The Company submitted the Draft Feasibility Study for Soil and Source Areas (Operable Unit 1) in September 2002. In addition, the Company has submitted other documentation and information as requested by USEPA, including a Draft Final FS for Groundwater (Operable Unit 2) in June 2003, additional information regarding groundwater in May 2007, submission of a Draft Feasibility Study for Soil and Groundwater (Operable Units 1 and 2) in March 2009, and additional requested information regarding soil and groundwater in February 2010 and June 2010. The Company also submitted another Draft Feasibility Study for Soil and Groundwater (Operable Units 1 and 2) in September 2010. The Company is awaiting the issuance of a Record of Decision (ROD) from USEPA.

The Company believes its recorded liability for claims associated with remediation of chemical contamination at the Maywood site is adequate. However, depending on the results of the ongoing discussions with USEPA, the final cost of such remediation could differ from the current estimates.

In addition, under the terms of a settlement agreement reached on November 12, 2004, the United States Department of Justice and the Company agreed to fulfill the terms of a Cooperative Agreement reached in 1985 under which the United States will take title to and responsibility for radioactive waste removal at the Maywood site, including past and future remediation costs incurred by the United States. As such, the Company recorded no liability related to this settlement agreement.

D’Imperio Property Site

During the mid-1970’s, Jerome Lightman and the Lightman Drum Company disposed of hazardous substances at several sites in New Jersey. The Company was named as a potentially responsible party (PRP) in the case United States v. Lightman (1:92-cv-4710 D.N.J.), which involved the D’Imperio Property Site located in New Jersey. In the second quarter of 2007, the Company reached an agreement with respect to the past costs and future allocation percentage in said litigation for costs related to the D’Imperio site, including costs to comply with USEPA’s Unilateral Administrative Orders. The Company paid the settlement amount in the third quarter of 2007. The resolution of the Company’s liability for this litigation did not have a material impact on the financial position, results of operations or cash flows of the Company. In December 2007, the Company received updated remediation cost estimates, which were considered in the Company’s determination of its range of estimated possible losses and liability balance.

Remediation work is continuing at this site. Based on current information, the Company believes that its recorded liability for claims associated with the D’Imperio site is adequate. However, actual costs could differ from current estimates.

Ewan Property Site

The case United States v. Lightman (1:92-cv-4710 D.N.J.), described above for the D’Imperio site, also involved the Ewan Property Site located in New Jersey. The agreement described above also included a settlement with respect to the past costs and future allocation percentage in said litigation for costs related to the past costs and allocation percentage at the Ewan site. The Company paid the settlement amount for the past costs in the third quarter of 2007. The resolution of the Company’s liability for this litigation did not have a material impact on the financial position, results of operations or cash flows of the Company.

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

There is some monitoring and operational work continuing at the Ewan site. Based on current information, the Company believes that its recorded liability for claims associated with the Ewan site is adequate. However, actual costs could differ from current estimates.

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

In the fourth quarter of 2007, the PRPs who agreed to conduct the interim remedial action entered into an Administrative Settlement Agreement and Order on Consent for Removal Action with USEPA, and these PRPs also entered into a Supplemental Lightman Yard Participation and Interim Funding Agreement to fund the agreed-upon removal action. The Company paid a soil removal assessment upon execution of the agreements which did not have a material impact on the financial position, results of operations or cash flows of the Company. The soil removal action was completed and USEPA approved it in October 2009. A final Feasibility Study was submitted to USEPA in February 2009 and was approved in March 2009. In June 2009, USEPA issued a Proposed Plan for Remediation. In September 2009, USEPA signed the Record of Decision. USEPA issued an Administrative Order for Remedial Design and Remedial Action to some of the PRPs in June 2010 which requires the PRPs to implement the remedy USEPA selected in the ROD. The Company executed a Master PRP Agreement with a final allocation which was effective September 30, 2010. A second ROD for the soils operable unit was issued by USEPA in September 2011.

The Company believes that based on current information its recorded liability for claims associated with the Lightman site is adequate. However, actual costs could differ from current estimates.

Wilmington Site

The Company is currently contractually obligated to contribute to the response costs associated with the Company’s formerly-owned site at 51 Eames Street, Wilmington, Massachusetts. Remediation at this site is being managed by its current owner to whom the Company sold the property in 1980. Under the agreement, once total site remediation costs exceed certain levels, the Company is obligated to contribute up to five percent of future response costs associated with this site with no limitation on the ultimate amount of contributions. To date, the Company has paid the current owner $2.0 million for the Company’s portion of environmental response costs through the third quarter of 2011 (the current owner of the site bills the Company one calendar quarter in arrears). The Company has recorded a liability for its portion of the estimated remediation costs for the site. Depending on the ultimate cost of the remediation at this site, the amount for which the Company is liable could differ from the current estimates.

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

The Company believes that based on current information its recorded liability for for the claims related to this site is adequate. However, actual costs could differ from current estimates.

Other Matters

The Company has been named as a de minimis PRP at other sites, and as such the Company believes that a resolution of its liability will not have a material impact on the financial position, results of operations or cash flows of the Company.

Item 4. Mine Safety Disclosures

Not Applicable.

Executive Officers of the Registrant

The Company’s executive officers are elected annually by the Board of Directors at the first meeting following the Annual Meeting of Stockholders to serve through the next annual meeting of the Board and until their respective successors are duly elected and qualified.

The executive officers of the Company, their ages and certain other information as of February 27, 2012, are as follows:

Name	Age	Title	Year First Elected Officer

F. Quinn Stepan	74	Chairman	1967
F. Quinn Stepan, Jr.	51	President and Chief Executive Officer	1997
John V. Venegoni	53	Vice President and General Manager – Surfactants	1999
Robert J. Wood	54	Vice President and General Manager – Polymers	2001
James E. Hurlbutt	58	Vice President and Chief Financial Officer	2002
Frank Pacholec	56	Vice President, Research and Development and Corporate Sustainability Officer	2003
Gregory Servatius	52	Vice President, Human Resources	2006
H. Edward Wynn	51	Vice President, General Counsel and Secretary	2007
Scott C. Mason	53	Vice President, Supply Chain	2010

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

Frank Pacholec has served the Company as Vice President, Research and Development since April 2003. In May 2010 he was also appointed as the Company’s Corporate Sustainability Officer.

Gregory Servatius has served the Company as Vice President, Human Resources since February 2006. From April 2003 until January 2006, he served as Vice President, Surfactant Sales. From October 2001 until April 2003, he served as Vice President Functional Products. From 1998 to 2001, he served as the Managing Director of Stepan’s European operation.

H. Edward Wynn has served the Company as Vice President, General Counsel and Secretary since January 9, 2007. From August 2005 until December 2006, he served as Chief Administrative Officer and General Counsel of Heritage Development Partners, LLC.

Scott C. Mason has served the Company as Vice President, Supply Chain since March 10, 2010. From January 2006 until December 2009, he served as Senior Vice President Global Supply Chain and President, Alternative Channels of Nalco Company.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	The Company’s common stock is listed and traded on the New York Stock Exchange and the Chicago Stock Exchange. See table below for New York Stock Exchange quarterly market price information.

Quarterly Stock Data
	Stock Price Range
	2011		2010

Quarter	High	Low	High	Low
First	$78.86	$68.62	$67.67	$45.99
Second	$75.22	$62.65	$79.75	$54.95
Third	$82.15	$65.39	$72.17	$53.55
Fourth	$83.65	$64.64	$76.99	$59.00
Year	$83.65	$62.65	$79.75	$45.99

The Company’s 5 1/2 percent convertible preferred stock is listed and traded on the New York Stock Exchange and the Chicago Stock Exchange. See Note 11, Stockholders’ Equity of the Consolidated Financial Statements (Item 8 of this Form 10-K) for a description of the preferred stockholders’ rights.

On February 11, 2009, the Company’s Board of Directors authorized the Company to repurchase up to 500,000 shares of its outstanding common stock, or the equivalent in shares of the Company’s preferred stock. The timing and amount of the repurchases are determined by the Company’s management based on its evaluation of market conditions and share price. Shares will be repurchased with cash in open market or private transactions in accordance with applicable securities and stock exchange rules. The repurchase authorization represented approximately five percent of the Company’s total shares of common stock outstanding at February 11, 2009. This repurchase authorization replaced the 300,000 share authorization approved on February 10, 2004, of which the remaining unutilized repurchase authorization of 111,256 shares was cancelled. During 2011, 23,145 shares of Company common stock were purchased in the open market, 16,643 shares of common stock were received in lieu of cash from employees exercising stock options and 17,942 shares of common stock were received to settle employees’ minimum statutory withholding taxes related to performance stock awards. The purchased and received shares were recorded as treasury stock in the Company’s balance sheet. As of December 31, 2011, 210,927 shares remain available for repurchase.

(b)	On January 31, 2012, there were 1,461 holders of record of common stock of the Company.

(c)	Below is a summary by month of share purchases by the Company during the fourth quarter of 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

October	2,988	$66.52	—	—

November	—	—	—	—

December	—	—	—	—

(d)	See table below for quarterly dividend information.

Dividends Declared Per Common Share

Quarter	2011	2010
First	$0.26	$0.24
Second	$0.26	$0.24
Third	$0.26	$0.24
Fourth	$0.28	$0.26

Year	$1.06	$0.98

The Company has material debt agreements that restrict the payment of dividends. See the Liquidity and Financial Condition section of Part II, Item 7, Management’s Discussion and Analysis, for a description of the restrictions. See also Note 7, Debt, of the consolidated financial statements (Item 8 of this Form 10-K) for the amount of retained earnings available for dividend distribution at December 31, 2011. In addition to the restrictions of the debt agreements, no dividends on Company common stock may be declared and paid unless all accumulated and unpaid preferred dividends have been paid (see Note 11, Stockholders’ Equity, of the consolidated financial statements). To date, there are no unpaid preferred dividends.

(e)	Stock Performance Graph

The following stock performance graph compares the yearly change since December 31, 2006, in cumulative return on the common stock of the Company on a dividend reinvested basis to the Dow Jones Chemical Industry Index and the Russell 2000 Index. The Dow Jones Chemical Industry Index is a market-capitalization weighted grouping of 37 chemical companies, including major manufacturers of both basic and specialty products. The Company is not included in the Dow Jones Chemical Industry Index. The Russell 2000 Index is a market-capitalization weighted grouping of 2,000 small to medium sized companies in a broad range of industries. The Company was a part of the Russell 2000 Index during 2011. The graph assumes $100 was invested on December 31, 2006, and shows the cumulative total return as of each December 31 thereafter.

Item 6.  Selected Financial Data

See the table below for selected financial information.

(In thousands, except per share data)

For the Year	2011	2010	2009	2008	2007
Net Sales	$1,843,092	$1,431,122	$1,276,382	$1,600,130	$1,329,901
Operating Income	118,456	107,897	104,888	70,680	35,095
Percent of Net Sales	6.4%	7.5%	8.2%	4.4%	2.6%
Income Before Provision for Income Taxes	104,894	101,479	97,131	54,878	23,715
Percent of Net Sales	5.7%	7.1%	7.6%	3.4%	1.8%
Provision for Income Taxes	32,292	35,888	34,028	17,615	8,687
Net Income Attributable to Stepan Company	71,976	65,427	63,049	37,172	15,118
Per Diluted Share (a)	6.42	5.90	5.84	3.52	1.50
Percent of Net Sales	3.9%	4.6%	4.9%	2.3%	1.1%
Percent to Total Stepan Company Stockholders’ Equity (b)	19.2%	20.5%	25.3%	17.9%	7.8%
Cash Dividends Paid	11,513	10,570	9,557	8,863	8,431
Per Common Share	1.0600	0.9800	0.9000	0.8500	0.8250
Depreciation and Amortization	47,099	40,351	37,171	36,928	37,176
Capital Expenditures	83,166	73,748	42,631	49,778	39,815
Weighted-average Common Shares Outstanding (Diluted)	11,220	11,090	10,796	10,549	10,113

As of Year End
Working Capital	$246,516	$222,199	$186,297	$116,288	$92,954
Current Ratio	2.1	2.1	2.1	1.5	1.5
Property, Plant and Equipment, net	383,983	353,585	248,618	238,166	234,062
Total Assets	901,118	811,431	634,203	611,897	573,185
Long-term Debt Obligations, Less Current Maturities	164,967	159,963	93,911	104,725	96,939
Total Stepan Company Stockholders’ Equity	401,211	349,491	289,285	208,144	206,051

(a)	Based on weighted-average number of common shares outstanding during the year.
(b)	Based on average equity.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Forward-looking statements speak only as of the date they are made, and the Company does not undertake any obligation to update them to reflect changes that occur after that date. Factors that could cause actual results to differ materially include the items described in Item 1A of this Annual Report on Form 10-K.

Overview

The Company produces and sells intermediate chemicals that are used in a wide variety of applications worldwide. The overall business comprises three reportable segments:

•

Surfactants – Surfactants, which accounted for 74 percent of consolidated net sales in 2011, are principal ingredients in consumer and industrial cleaning products such as detergents for washing clothes, dishes, carpets, floors and walls, as well as shampoos, body washes, toothpastes and fabric softeners. Other applications include germicidal quaternary compounds, lubricating ingredients, emulsifiers (for spreading agricultural products), plastics and composites and biodiesel. Surfactants are manufactured at six North American sites (five in the U.S. and one in Canada), three European sites (United Kingdom, France and Germany), three Latin American sites (Mexico, Brazil and Colombia) and one Asian site (Philippines; the Company acquired controlling interest in Stepan Philippines Inc. (SPI) in the third quarter of 2010). Also in the third quarter of 2010, the Company purchased manufacturing assets in Jurong Island, Singapore, and initiated the development of a methyl esters plant in that location. Commercial production of methyl esters at the Singapore plant is expected in the second quarter of 2012. The Company also holds a 50 percent ownership interest in a joint venture, TIORCO, LLC (TIORCO), that markets chemical solutions for increasing the production of crude oil and natural gas from existing fields. The joint venture is accounted for under the equity method, and its financial results are excluded from surfactant segment operating results.

•

Polymers – Polymers, which accounted for 23 percent of consolidated net sales in 2011, include two primary product lines: polyols and phthalic anhydride. Polyols are used in the manufacture of rigid laminate insulation board for thermal insulation in the construction industry. Polyols are also a base raw material for flexible foams, coatings, adhesives, sealants and elastomers. Phthalic anhydride is used in unsaturated polyester resins, alkyd resins and plasticizers for applications in construction materials and components of automotive, boating and other consumer products. In addition, phthalic anhydride is used internally in the production of polyols. In the U.S., polymer product lines are manufactured at the Company’s Millsdale, Illinois, site. In Europe, polyols are manufactured at the Company’s subsidiaries in Germany and Poland. The Poland entity was acquired in the third quarter of 2010. In Asia, polyols are produced at the Company’s 80-percent owned joint venture in Nanjing, China.

•

Specialty Products – Specialty products, which accounted for three percent of consolidated net sales in 2011, include flavors, emulsifiers and solubilizers used in the food and pharmaceutical industries. Specialty products are primarily manufactured at the Company’s Maywood, New Jersey, site. In the second quarter of 2011, the Company purchased three product lines from Lipid Nutrition B.V. (Lipid Nutrition), a part of Loders Croklaan B.V. See the ‘2011 Acquisition’ section that follows for details of that transaction.

All three segments have growth strategies that require investment outside of North America. Recent global initiatives include surfactant investments in Brazil and Singapore, polymer investments in Germany and Poland and a specialty products investment in the Netherlands (Lipid Nutrition). These growth activities have resulted in higher near-term costs while facilitating the Company’s long-term growth strategies.

2011 Acquisition

On June 23, 2011, the Company purchased the Clarinol®, Marinol®, and PinnoThin® product lines of Lipid Nutrition. The acquired product lines are included in the Company’s specialty products segment, and provide a portfolio of nutritional fats for the food, supplement and nutrition industries. The acquired product lines are produced at the Company’s Maywood, New Jersey, plant and outside contract manufacturers. The purchase price of the acquisition, which included $5.0 million of inventory, was $13.6 million of cash.

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

Deferred Compensation Plans

The accounting for the Company’s deferred compensation plans can cause year-over-year fluctuations in Company profits. Compensation expense results when the values of Company common stock and mutual funds held for the plans increase, and compensation income results when the values of Company common stock and mutual funds held for the plans decrease. The pretax effect of all deferred compensation-related activities (including realized and unrealized gains and losses on the mutual fund assets held to fund the deferred compensation obligations) for the years ended December 31, 2011, 2010 and 2009, and the statement of income line items in which the effects of the activities were recorded are displayed in the following tables:

	Income (Expense)
(In millions)	For the Year Ended December 31
	2011	2010	Change
Deferred Compensation (Administrative expense)	($1.5)	($5.0)	$3.5	(1)
Investment Income (Other, net)	0.1	0.1	-
Realized/Unrealized Gains (Losses) on Investments (Other, net)	(0.1)	1.4	(1.5)

Pretax Income Effect	($1.5)	($3.5)	$2.0

	Income (Expense)
(In millions)	For the Year Ended December 31
	2010	2009	Change
Deferred Compensation (Administrative expense)	($5.0)	($7.0)	$2.0	(1)
Investment Income (Other, net)	0.1	0.1	-
Realized/Unrealized Gains (Losses) on Investments (Other, net)	1.4	1.9	(0.5)

Pretax Income Effect	($3.5)	($5.0)	$1.5

(1)	See the applicable Corporate Expenses section of this management’s discussion and analysis for details regarding the period-to-period change in deferred compensation.

Effects of Foreign Currency Translation

The Company’s foreign subsidiaries transact business and report financial results in their respective local currencies. As a result, foreign subsidiary income statements are translated into U.S. dollars at average foreign exchange rates appropriate for the reporting period. Because foreign exchange rates fluctuate against the U.S. dollar over time, foreign currency translation affects year-to-year comparisons of financial statement items (i.e., because foreign exchange rates fluctuate, similar year-to-year local currency results for a foreign subsidiary may translate into different U.S. dollar results). The following tables present the effects that foreign currency translation had on the year-over-year changes in consolidated net sales and various income line items for 2011 compared to 2010 and 2010 compared to 2009:

	Year Ended			Increase Due to Foreign
	December 31
(In millions)	2011	2010	Increase	Translation

Net Sales	$1,843.1	$1,431.1	$412.0	$27.6
Gross Profit	255.6	236.0	19.6	2.5
Operating Income	118.5	107.9	10.6	1.2
Pretax Income	104.9	101.5	3.4	1.0

	Year Ended			Increase Due to Foreign
	December 31
(In millions)	2010	2009	Increase	Translation

Net Sales	$1,431.1	$1,276.4	$154.7	$3.9
Gross Profit	236.0	233.1	2.9	1.4
Operating Income	107.9	104.9	3.0	1.3
Pretax Income	101.5	97.1	4.4	1.1

RESULTS OF OPERATIONS

2011 Compared with 2010

Summary

Net income, attributable to the Company for 2011, increased 10 percent to $72.0 million, or $6.42 per diluted share, compared to $65.4 million, or $5.90 per diluted share, for 2010. A detailed discussion of segment operating performance follows the summary.

Consolidated net sales increased $412.0 million, or 29 percent, between years. Higher average selling prices, a three percent improvement in sales volume and the favorable effects of foreign currency translation accounted for approximately $340.6 million, $43.8 million and $27.6 million, respectively, of the increase. Higher year-over-year raw material costs were the primary drivers for the increase in average selling prices. Sales volume was up for all three reportable segments. The foreign currency translation effect reflected a weaker U.S. dollar against all foreign currencies in which the Company transacts business.

The Company’s 2011 operating income grew $10.6 million, or 10 percent, over 2010 operating income. Gross profit increased $19.6 million, or eight percent, primarily on improved results for the surfactants and polymers segments. Gross profit for the specialty products segment was also up year-over-year due to the new Lipid Nutrition product line acquired in the second quarter of 2011. The favorable effects of foreign currency translation added $2.5 million to the year-over-year increase in gross profit.

Operating expenses increased $9.0 million, or seven percent, year over year primarily due to the following:

•

Marketing expenses, which include selling expenses, increased $5.5 million, or 14 percent, year over year. Expenses related to the Company’s growth initiatives in Singapore, Brazil and Poland and the consolidation of the Philippines entity accounted for $2.6 million of the increase. In addition, first-time marketing expenses related to the product lines acquired in the Lipid Nutrition acquisition (completed in the second quarter of 2011) added $1.6 million. U.S. travel-related expenses were up $0.6 million, and the effects of foreign currency translation contributed $0.6 million of the year-over-year change.

•

Administrative expenses increased $1.3 million, or three percent, due to $1.4 million of added expenses related to the acquired entities that were not consolidated until the third quarter of 2010 and $1.1 million of legal and environmental expenses. The comparative increase in legal and environmental expenses was the result of favorable nonrecurring adjustments made in 2010 reflecting the reduction of the Company’s clean-up cost liability at two sites. In addition to the foregoing, expenses related to the acquired Lipid Nutrition product lines, increased expenses in Brazil to support the growth opportunities in Latin America and higher salary expense in the U.S. contributed $0.6 million, $0.4 million and $0.4 million, respectively, to the increase. The effects of foreign currency translation added $0.6 million to the increase. Lower deferred compensation expense reduced the year-over-year increase in administrative expenses by $3.5 million. See the ‘Overview’ and ‘Corporate Expenses’ sections of this management discussion and analysis for details regarding deferred compensation.

•

Research, development and technical service expenses were up $2.2 million, or six percent. An increase in U.S. expenses ($2.7 million), largely due to additional staff and salary expenses, was partially offset by lower product registration expenses under Europe’s Registration, Evaluation, Authorization of Chemical Substances (REACH) regulation ($0.9 million). Increased expenses for Poland ($0.3 million), which reflected a full year of expenses compared to a partial year in 2010, also contributed to the year-over-year increase.

Interest expense, net, for 2011 was up $2.8 million, or 43 percent, between years. Higher average borrowing levels led to the increase. The rise in the average debt levels was, in part, attributable to working capital requirements that were driven higher by raw material cost inflation. In addition, in November 2011 and June 2010, the Company secured $65 million and $40 million of additional long-term notes, respectively, to take advantage of low interest rates and support global growth initiatives.

The loss from equity joint ventures, which included results for TIORCO for 2011 and the results for TIORCO and SPI for the first three quarters of 2010 (the 2010 amount included SPI results for the first half of the year plus part of the third quarter), increased $2.0 million year over year. SPI’s equity income in the prior year was $1.2 million, which included a $0.7 million gain related to revaluing the Company’s original 50 percent interest in SPI as part of the 2010 acquisition of controlling interest in the entity. The TIORCO joint venture is primarily a cost sharing venture with Nalco Company (now a part of Ecolab Inc.), as the Company sells surfactants directly into the enhanced recovery market and the corresponding profit resides in the surfactants segment operating results. As planned, the equity loss in TIORCO increased $0.8 million year over year.

Other, net was $0.9 million of expense for 2011 compared to $1.6 million of income for 2010. Investment losses, attributable to the Company’s deferred compensation and supplemental defined contribution plan mutual fund investments, amounted to $0.1 million for 2011 compared to $1.5 million of gains for 2010. The Company reported foreign exchange losses of $0.8 million 2011 versus $0.1 million of gains in the same period of 2010.

The effective tax rate was 30.8 percent in 2011 compared to 35.4 percent in 2010. The decrease was primarily attributable to the implementation of a holding company structure that will provide a recurring benefit in lowering the effective tax rate on foreign earnings. Also contributing to the decrease was a non-recurring provision in the prior year related to the purchase of an increased ownership in SPI and a dividend from the Company’s subsidiary in Colombia. An increase in U.S. credits also contributed to the lower effective tax rate, but this was offset by the enactment of a higher Illinois corporate income tax rate in 2011. See Note 10 to the consolidated financial statements for a reconciliation of the statutory U.S. federal income tax rate to the effective tax rate.

Segment Results

(In thousands)	Surfactants	Polymers	Specialty Products	Segment Results	Corporate	Total

For the year ended December 31, 2011
Net sales	$1,361,956	$421,515	$59,621	$1,843,092	—	$1,843,092
Operating income	100,811	40,909	13,307	155,027	(36,571)	118,456

For the year ended December 31, 2010
Net sales	$1,057,982	$330,416	$42,724	$1,431,122	—	$1,431,122
Operating income	93,010	36,904	14,499	144,413	(36,516)	107,897

Surfactants

Surfactants net sales for 2011 increased $304.0 million, or 29 percent, over net sales for 2010. Higher average selling prices, primarily due to higher raw material costs, accounted for $264.5 million of the net sales change. Sales volume grew by two percent, largely due to new business in Latin America and the inclusion of a full year of Philippine subsidiary results in 2011 compared to five months in 2010. Sales volume accounted for approximately $19.2 million of the net sales improvement. The favorable effects of foreign currency translation added $20.3 million to the favorable change between years. A year-over-year comparison of net sales by region follows:

	For the Year Ended
(In thousands)
	December 31, 2011	December 31, 2010	Increase	Percent Change
North America	$839,940	$679,810	$160,130	+24
Europe	317,629	248,749	68,880	+28
Latin America	147,614	110,896	36,718	+33
Asia	56,773	18,527	38,246	+206

Total Surfactants Segment	$1,361,956	$1,057,982	$303,974	+29

Net sales for North American operations increased 24 percent due to a 28 percent increase in average selling prices and the favorable effect of foreign currency translation, which accounted for $181.6 million and $2.8 million, respectively, of the net sales change. A four percent decline in sales volume reduced the year-over-year change by $24.3 million. The increase in average selling prices was primarily attributable to higher year-over-year raw material costs. Raw material prices rose through the first three quarters of 2011 and began to decline in the fourth quarter. A more favorable sales mix also contributed to the improvement in average selling prices. Sales volume declined largely due to a decrease in laundry and cleaning product sales partially offset by increased sales of agricultural surfactants and biodiesel products. The decline in laundry and cleaning products volume resulted from nonrecurring business in the prior year and weaker demand brought on in part by changes in customer product formulations. Stronger demand from all major customers and new business led to the better year-over-year sales volume of agricultural products. The escalating cost of crude oil led to new customers for the Company’s biodiesel products. Total North American sales volume for the fourth quarter of 2011 was up three percent over the same period of 2010, somewhat reversing the trend of the first three quarters.

Net sales for European operations increased 28 percent due to a 28 percent increase in average selling prices and the favorable effects of foreign currency translation, which accounted for $66.9 million and $13.0 million, respectively, of the net sales increase. Sales volume declined four percent between years, which reduced the year-over-year change by $11.0 million. Rising raw material costs drove average selling prices higher between years. A strengthening of the European euro and British pound sterling against the U.S. dollar in the first three quarters of 2011 led to the favorable foreign currency translation effect. The sales volume decline was attributable to the UK subsidiary where some laundry and cleaning and personal care business was lost due to price competition.

Net sales for Latin American operations improved 33 percent due to a 13 percent increase in average selling prices and a 14 percent increase in sales volume, which accounted for $16.9 million and $15.8 million, respectively, of the year-over-year net sales change. The favorable effects of foreign currency translation contributed $4.0 million to the net sales growth. Sales volume increased for all three Latin American subsidiaries, with the Brazil facility posting a 22 percent increase due to business gained as a result of the location’s additional neutralizing capacity. The higher average selling prices were largely attributable to increased raw material costs. The strengthening of all three locations’ currencies against the U.S. dollar led to the favorable currency translation effect.

The net sales increase for Asia operations reflected a full year of sales for the Company’s Philippines subsidiary in 2011 compared to approximately five months of sales in 2010. Excluding the additional months included in the current year’s results, sales volume was up 17 percent over last year.

Surfactants operating income for 2011 was $7.8 million higher than operating income for 2010. Gross profit increased $13.7 million principally due to the effects of improved margins in North America and the inclusion of the Philippines income in segment results. Lower European operations gross profit, due to reduced sales volume and higher manufacturing expenses, and lower Latin America gross profit, largely due to costs related to the start up of the neutralizer expansion in Brazil, negatively impacted surfactants gross profit. Operating expenses increased $5.9 million, or eight percent. Year-over-year comparisons of gross profit by region and total segment operating expenses and operating income follow:

(In thousands)	For the Year Ended
	December 31, 2011	December 31, 2010	Increase (Decrease)	Percent Change
Gross Profit
North America	$138,578	$124,456	$14,122	+11
Europe	22,114	24,451	(2,337)	-10
Latin America	12,633	14,697	(2,064)	-14
Asia	5,192	1,201	3,991	+332

Total Surfactants Segment	$178,517	$164,805	$13,712	+8

Operating Expenses	77,706	71,795	5,911	+8

Operating Income	$100,811	$93,010	$7,801	+8

Gross profit for North American operations improved 11 percent year-over-year despite a four percent decline in sales volume. A more favorable sales mix and the previously noted increase in average selling prices more than offset the impact of the decrease in sales volume. In addition, 2010 gross profit was negatively affected by expenses associated with a one-month lockout of hourly workers at the Company’s Millsdale (Illinois) plant related to a labor agreement dispute.

Gross profit for European operations declined 10 percent due to lower sales volume and higher manufacturing expenses. Manufacturing expenses were up about $2.9 million, or 10 percent, year-over-year primarily as a result of increased maintenance costs for the United Kingdom and Germany facilities. In addition, the effects of a planned three-week shutdown for a mandatory inspection at the Company’s Germany subsidiary contributed to the rise in manufacturing expenses. The favorable effects of foreign currency translation lessened the year-over-year decline in gross profit by $0.9 million.

Gross profit for Latin American operations declined 14 percent despite the 14 percent increase in sales volume. One-time costs related to a delay in the start up of the recent neutralizer capacity expansion project in Brazil and increased manufacturing costs attributable to the new neutralization capabilities more than offset the effect of the higher sales volume. In addition to the costs for Brazil, the decline in gross profit also reflected selling price increases that lagged raw material cost increases, particularly for the Mexico subsidiary. With spending on these one-time activities complete, fourth quarter 2011 gross profit exceeded fourth quarter 2010 gross profit by $1.2 million, or 42 percent.

The $4.0 million gross profit increase for Asia operations reflected a full year of profit for the Company’s Philippines subsidiary in 2011 compared to only five months of gross profit in 2010, when it was first consolidated after securing majority ownership. In addition, the current year results benefited from a $1.4 million recovery of value added tax receivables, which were reserved for in a prior year due to collection uncertainty.

Operating expenses for the surfactants segment increased $5.9 million, or eight percent, year over year. Higher expenses for North American operations ($3.7 million), additional expenses for the Singapore and Philippines locations, which were first consolidated in the third quarter of 2010 ($1.7 million), and the effects of foreign currency translation ($1.1 million) accounted for most of the operating expense increase. The increase in North America operating expenses was attributable to higher research and development ($2.1 million) and marketing expenses ($1.8 million). Higher salary and temporary help expenses accounted for the increased North America research and development expense. Increased support expenses for the expanding Asia operations accounted for most of the increase in North American marketing expense. The remainder of the year-over-year difference was attributable to lower European operation expenses ($1.9 million) partially offset by higher Latin American operation expenses ($1.4 million).

Polymers

Polymers net sales for 2011 increased $91.1 million, or 28 percent, over net sales for 2010. Higher average selling prices, a nine percent improvement in sales volume and the favorable effects of foreign currency translation accounted for $55.3 million, $28.4 million and $7.4 million, respectively, of the increase. The higher average selling prices reflected increased costs for raw materials. All regions contributed to the improvement in sales volume. A year-over-year comparison of net sales by region is displayed below:

(In thousands)	For the Year Ended
	December 31, 2011	December 30, 2010	Increase	Percent Change
North America	$259,713	$213,223	$46,490	+22
Europe	133,375	96,463	36,912	+38
Asia and Other	28,427	20,730	7,697	+37

Total Polymers Segment	$421,515	$330,416	$91,099	+28

Net sales for North American operations increased 22 percent due to a 16 percent increase in average selling prices and a five percent increase in sales volume, which accounted for $36.1 million and $10.4 million, respectively, of the net sales improvement. Higher raw material costs across all polymer product lines led to the higher average selling prices. Sales volume for polyols increased 12 percent largely due to increased demand from existing rigid insulation board customers. Sales volume for phthalic anhydride declined three percent due to weaker demand from polyester resin customers.

Net sales for European operations increased 38 percent due to a 15 percent rise in average selling prices, a 15 percent improvement in sales volume and the favorable effects of foreign currency translation, which accounted for $16.6 million, $14.1 million and $6.2 million, respectively, of the net sales growth. The higher average selling prices reflected higher year-over-year raw material costs. The increase in sales volume resulted from stronger demand from most major rigid insulation board customers and new demand for metal panel insulation and adhesive applications. In addition, the Company’s Poland subsidiary, which was acquired in the third quarter of 2010, accounted for 51 percent of the year-over-year sales volume growth.

Net sales for Asia and Other operations increased 37 percent year-over-year due to a 20 percent increase in sales volume, a nine percent increase in average selling prices and the favorable effects of foreign currency translation, which accounted for $4.1 million, $2.4 million and $1.2 million, respectively, of the rise in net sales. New business for the China subsidiary led to the improvement in sales volume.

Polymer operating income for 2011 improved $4.0 million, or 11 percent, over operating income for 2010. Gross profit increased $6.2 million, as all three regions posted gains. Operating expenses increased $2.2 million, or 12 percent. Below are year-over-year comparisons of gross profit by region and total segment operating expenses and operating income:

(In thousands)	For the Year Ended
	December 31, 2011	December 31, 2010	Increase	Percent Change
Gross Profit
North America	$44,296	$41,821	$2,475	+6
Europe	14,803	12,087	2,716	+22
Asia and Other	2,455	1,434	1,021	+71

Total Polymers Segment	$61,554	$55,342	$6,212	+11

Operating Expenses	20,645	18,438	2,207	+12

Operating Income	$40,909	$36,904	$4,005	+11

Gross profit for North American operations was up six percent principally due to the five percent increase in sales volume. Unit margins were up year-over-year, but higher raw material costs pushed margins lower in the fourth quarter, particularly for the phthalic anhydride product line. A seven percent increase in manufacturing expenses, primarily due to increases in depreciation and personnel related expenses, negatively affected the year-over-year change in gross profit.

Gross profit for European operations increased 22 percent due to the 15 percent improvement in sales volume and $0.8 million in favorable foreign currency translation impact. Current year unit margins approximated those of the prior year. The impact of selling price increases was largely offset by the effects of higher raw material costs and costs to outsource polyols from the segment’s North American operations as a result of fire damage to one of the Company’s polyol reactors in Germany that occurred in the second quarter of this year. The damaged equipment was placed back into service in the fourth quarter. Property insurance is expected to cover the costs to repair the asset. The potential benefit of any recovery under business interruption insurance will not be recorded until a settlement is finalized.

Gross profit for Asia and Other operations increased 71 percent due to selling price increases and to the 20 percent growth in sales volume.

Operating expenses increased $2.2 million year-over-year due to higher marketing ($1.0 million), research and development ($0.8 million) and administrative expenses ($0.4 million) expenses. Increased travel, salary and fringe benefit expenses, partially offset by reductions in bad debt expense, and the inclusion of a full year of Poland subsidiary expenses accounted for the higher marketing expenses. Increased salary expenses coupled with the inclusion of a full year of Poland subsidiary expenses accounted for the rise in research and development expenses. European and Asia operations each accounted for about half of the increase in administrative expenses.

Specialty Products

Net sales for 2011 increased $16.9 million, or 40 percent, over net sales for 2010 largely due to sales related to the new Lipid Nutrition product lines ($13.7 million) and to an 11 percent increase in sales volume for food ingredient products. Operating income was down $1.2 million, or eight percent, between years primarily due to higher food ingredient raw material costs, for which competitive pressures have made it difficult to raise selling prices. The Lipid Nutrition product lines positively affected the segment’s year-over-year results, adding $1.2 million of operating income.

Corporate Expenses

Corporate expenses of $36.6 million for 2011 were $0.1 million higher than corporate expenses reported for 2010. Deferred compensation expense declined $3.5 million year-over-year, but was offset by increases in a number of other expenses, notably a $1.1 million comparative increase in legal and environmental expenses, $0.9 million of higher expense resulting from derivative income reported in 2010 arising from recording certain electric contracts at fair value (the Company held no such contracts during 2011) and a $0.4 million increase in salary expense. The comparative increase in legal and environmental expenses reflected favorable adjustments made in 2010 as a result of the reduction of the Company’s clean-up cost liability at two sites. Increases in other corporate expenses, such as hiring, temporary help and patent fees, contributed to offsetting the effect of deferred compensation.

With respect to deferred compensation, a smaller year-to-year increase in the value of Company stock and declines in the values of the mutual fund assets held to fund the deferred compensation obligations led to the lower year-over-year deferred compensation expense. The value of Company common stock increased $3.89 per share from $76.27 per share at December 31, 2010, to $80.16 per share at December 31, 2011. For 2010, the Company’s common stock price increased $11.46 per share from $64.81 per share at December 31, 2009, to $76.27 per share at December 31, 2010.

2010 Compared with 2009

Summary

Net income attributable to the Company for 2010 increased four percent to $65.4 million, or $5.90 per diluted share, compared to $63.0 million, or $5.84 per diluted share, for 2009.

Below is a summary discussion of the major factors leading to the year-over-year changes in net sales, profits and expenses. A detailed discussion of segment operating performance for 2010 follows the summary.

Consolidated net sales for 2010 increased $154.7 million, or 12 percent, over net sales for 2009. Higher average selling prices, higher sales volumes and the effects of foreign currency translation accounted for approximately $82.8 million, $68.0 million and $3.9 million, respectively, of the year-over-year increase in net sales. Average selling prices increased primarily due to rising raw material costs. Sales volumes grew five percent, due to increases for both the surfactants and polymers segments. Specialty products reported a small year-over-year sales volume decrease.

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

Operating expenses declined $0.1 million, or less than one percent, year over year due to the following:

•

Marketing expenses decreased $0.2 million, or less than one percent. Bad debt expense declined $2.3 million, which reflected lower provision requirements throughout the Company’s global organization. The lower bad debt expense was largely offset by increased salary expense, including increased headcount to support the acquisition in Singapore.

•

Administrative expenses declined $1.8 million, or three percent, due to a $2.1 million decline in environmental remediation expenses and a $2.0 million reduction in deferred compensation expense. The decrease in environmental remediation expenses resulted primarily from the reduction of the Company’s clean-up cost liabilities at two sites. The reduction in deferred compensation expense was primarily attributable to changes in the price of Company common stock to which a large part of the deferred compensation obligation is tied. See the ‘Overview’ and ‘Corporate Expenses’ sections of this management discussion and analysis for further details. The impact of the foregoing was partially offset by the first-time consolidation of administrative expenses of the facilities in Poland, Singapore and Philippines ($1.4 million) and higher global consulting expenses ($0.5 million).

•

Research and development expenses increased $1.8 million, or five percent, primarily due to increased expenses for salaries, product testing and compliance and the registration of Company products under Europe’s Registration, Evaluation, Authorization and Restriction of Chemical Substances (REACH) regulation.

Interest expense for 2010 was $0.1 million, or one percent, higher than interest expense for 2009. Higher average debt levels led to the increase. The higher debt levels reflected $40 million in new private placement notes entered into in June 2010. The Company secured the additional long-term notes to take advantage of the low interest rate environment and to support global growth initiatives. See the ‘Liquidity and Financial Condition’ section of this management discussion and analysis.

The loss from equity joint ventures, which includes results for the 50-percent owned SPI (through July 19, 2010, when the Company acquired controlling interest in SPI) and TIORCO joint ventures, declined $2.0 million between years. Equity in SPI’s income improved $2.3 million year over year. The improvement was attributable in part to higher sales volumes and margins. In addition, the Company recorded a $0.7 million gain related to revaluing its original 50 percent interest in the joint venture as part of the Company’s acquisition of controlling interest in SPI. The prior year SPI results included approximately $1.2 million of expense for the reserve of disputed receivable balances. The equity loss in TIORCO increased $0.3 million between years. The Company also sells surfactant products to TIORCO and its customers. The sales and resulting income from the sales are included in the Company’s surfactants segment operating results.

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

	For the Year Ended
(In thousands)
	December 31, 2010	December 31, 2009	Increase	Percent Change
North America	$679,810	$647,304	$32,506	+5
Europe	248,749	226,138	22,611	+10
Latin America	110,896	99,205	11,691	+12
Asia	18,527	-	18,527	NM

Total Surfactants Segment	$1,057,982	$972,647	$85,335	+9

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

(In thousands)	For the Year Ended
	December 31, 2010	December 31, 2009	Increase (Decrease)	Percent Change
Gross Profit
North America	$124,456	$126,160	$(1,704)	-1
Europe	24,451	30,067	(5,616)	-19
Latin America	14,697	13,756	941	+7
Asia	1,201	-	1,201	NM

Total Surfactants Segment	$164,805	$169,983	$(5,178)	-3

Operating Expenses	71,795	71,036	759	+1

Operating Income	$93,010	$98,947	$(5,937)	-6

Gross profit for North American operations declined one percent primarily due to incremental costs incurred for a lockout of hourly workers at the Company’s Millsdale (Illinois) manufacturing site related to a labor agreement dispute. The previously noted decrease in fourth quarter sales volume also contributed to the decline. The effect of foreign currency translation reduced the unfavorable year-over-year gross profit change by $1.2 million.

Gross profit for European operations declined 19 percent as a result of the negative impact of higher raw material costs, which more than offset the effect of the three percent sales growth. Selling prices were increased, but did not keep pace with the rising costs of materials. The effect of foreign currency translation added $0.7 million to the year-over-year gross profit decline.

Gross profit for Latin American operations was up seven percent due to the favorable effects of foreign currency translation, which accounted for $1.4 million of the year-to year gross profit change. The remainder of the change (i.e., a $0.4 million decline in gross profit) was attributable to higher raw material costs and manufacturing expenses. The higher manufacturing expenses related to a maintenance turnaround at the Brazil plant

The $1.2 million of gross profit for Asia operations reflected profits earned by the Company’s Philippine subsidiary for the period after the Company acquired controlling interest in July 2010.

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
(In thousands)
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

Net sales for European operations increased 34 percent due to a 25 percent increase in sales volume and a 13 percent increase in average selling prices, which accounted for $18.3 million and $11.5 million, respectively, of the net sales increase. New business and improved demand for polyol used in rigid insulation foam led to the growth in sales volume. The region’s Poland facility, acquired in the third quarter of 2010, was an insignificant contributor to the year’s sales results. The average selling price increase was primarily attributable to higher raw material costs. The effects of foreign currency translation reduced the year-to-year net sales change by $5.6 million, which reflected the weakening of the European euro against the U.S. dollar.

Asia and Other operations’ net sales were up 64 percent year over year largely due to a 44 percent increase in sales volume. The growth in sales volume was primarily due to new business for the Company’s China subsidiary. An improved economy also contributed.

Polymers operating income for 2010 increased $2.9 million, or nine percent, from operating income for 2009. Gross profit grew $3.7 million, or seven percent, primarily due to improvement in North America. Operating expenses increased $0.8 million, or four percent, year over year. Below are year-to-year comparisons of gross profit by region and total segment operating expenses and operating income:

(In thousands)	For the Year Ended
	December 31, 2010	December 31, 2009	Increase (Decrease)	Percent Change
Gross Profit
North America	$41,821	$33,821	$8,000	+24
Europe	12,087	16,424	(4,337)	-26
Asia and Other	1,434	1,382	52	+4

Total Polymers Segment	$55,342	$51,627	$3,715	+7

Operating Expenses	18,438	17,670	768	+4

Operating Income	$36,904	$33,957	$2,947	+9

Gross profit for North American operations increased 24 percent largely due to the eight percent improvement in sales volume and better profit margins for the region’s phthalic anhydride product line. Phthalic anhydride margins were detrimentally affected in 2009 by lower than usual production volumes and high priced material in inventory that was accumulated near the end of 2008 (and carried over into 2009) prior to the significant recession-driven decline in commodity costs. Partially offsetting the effects of improved phthalic anhydride profitability was the negative impact that rising raw material costs had on profit margins for polyol products. Selling prices for polyols were increased during 2010, but did not keep pace with raw material costs that increased on average by about 20 percent.

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

The $0.8 million increase in operating expenses was largely due to higher expenses for North American ($0.6 million) and European operations ($0.5 million), partially offset by the effects of foreign currency translation ($0.2 million). Increased marketing expenses, due to higher salary ($0.3 million) and travel related ($0.3 million) expenses, caused the North American expense increase. The addition of the Poland subsidiary’s operating expenses led to the increase in European operations’ expenses.

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

Corporate Expenses

Corporate expenses declined $4.1 million, or 10 percent, to $36.5 million in 2010 from $40.6 million in 2009. Year-over-year decreases of $2.1 million for environmental remediation expense and $2.0 for deferred compensation expense accounted for most of the corporate expense reduction. The $2.1 million decline in environmental remediation expense resulted from the reduction of the Company’s liabilities for the clean-up costs at two sites. Deferred compensation expense was $5.0 million in 2010 compared to $7.0 million in 2009. The decline in deferred compensation expense was principally attributable to changes in the value of Company common stock to which a large portion of the deferred compensation obligation is tied. 2010 deferred compensation expense reflected an $11.46 per share increase in Company common stock from $64.81 per share at December 31, 2009, to $76.27 per share at December 31, 2010, compared to 2009 when the Company’s common stock price increased $17.82 per share from $46.99 per share at December 31, 2008, to $64.81 per share at December 31, 2009.

Outlook

The investments made by the Company over the last two years to accelerate its growth create the opportunity for continued earnings improvement in 2012. Surfactant growth will come from the Company’s expanded operations in Brazil and continued growth in higher value functional surfactants used in agricultural, oilfield and enhanced oil recovery.

Polyol volume is projected to grow in 2012 as recommendations to use higher insulation levels to reduce energy consumption are implemented. The polyol expansion in Germany was completed in 2011. Volume growth for the Company’s polyol has been strong primarily for use in the manufacturing of insulation for the retrofit of commercial roofing. The eventual recovery of the new commercial construction market, while not expected in 2012, will create additional demand for the Company’s polyol.

Specialty Products is positioned for growth in 2012 based on last year’s Lipid Nutrition product line acquisition.

In 2011 the Company achieved its fourth consecutive record income year and its forty-fourth consecutive annual dividend increase. The Company has a strong balance sheet and is positioned to grow and deliver value to its shareholders.

Liquidity and Financial Condition

For 2011, the Company generated $77.4 million from operations, borrowed $19.3 million and reduced cash by $27.1 million to fund investing activities of $101.4 million and other financing outflows of $21.4 million, with exchange rates decreasing cash by $1.0 million. For the current year, net income was up by $7.0 million and working capital consumed $5.5 million more than last year. Investing cash outflows for 2011 increased by $4.1 million compared to 2010. Financing activities for 2011 included repayment of a $12.2 million build-to-suit obligation and comprised a total net outflow of $2.1 million compared to a net inflow of $42.4 million in 2010.

For 2011, changes in accounts receivable were a cash use of $60.8 million versus a use of $34.4 million in 2010. Inventories were a use of $12.9 million for 2011 compared to a use of $17.0 million in 2010. Accounts payable and accrued liabilities comprised a source of $25.9 million for 2011 versus a source of $7.4 million for 2010.

For 2011, raw material inflation was a major factor in higher working capital and the Company’s cash flow. The Company’s working capital investment is heavily influenced by the cost of crude oil and natural oils, from which many of its raw materials are derived. Higher raw material costs translate directly to higher inventory carrying costs and indirectly to customer selling prices and accounts receivable.

The year-over-year accounts receivable increase was driven mainly by higher current sales, primarily in the final two months of 2011, compared to the period in 2010. The higher current period sales were driven mainly by higher selling prices as well as higher sales quantities. Accounts receivable turnover did not change significantly between years. For inventories, about two-thirds of the year-over-year inventory increase was from higher raw material costs with the balance from higher planned quantities for better customer service levels. The Company has not changed its own payment practices related to its payables. It is management’s opinion that the Company’s liquidity is sufficient to provide for potential increases in working capital during 2012.

Investing cash outflows for 2011 totaled $101.4 million compared to $97.3 million for 2010. Capital expenditures for 2011 totaled $83.2 million, up by $9.4 million compared to $73.7 million for 2010. Investing outflows for 2011 included $13.6 million for the purchase of certain product lines of Lipid Nutrition B.V., a part of Loders Croklaan B.V. The purchase price included $5.0 million of inventory. Investing activities for 2010 included $10.4 million for the purchase of manufacturing assets in Singapore, $9.8 million for acquisitions of 100 percent of Alfa Systems Sp. z o.o., in Brzeg Dolny, Poland, and an additional 38.8 percent of the Company’s Stepan Philippines Inc. joint venture. During 2011 the Company liquidated $1.6 million of investments for benefit plan participant payouts versus $0.8 million in 2010.

For 2012, the Company estimates that capital expenditures will be in a range of $100 million to $110 million, including completion of a capacity expansion in Singapore.

The Company is authorized to purchase its common shares in the open market from time to time to fund its own deferred compensation plans and also to mitigate the dilutive effect of new shares issued under these plans. The Company may also make open market repurchases as cash flows permit when, in management’s opinion, the Company’s shares are undervalued in the market. During 2011, the Company purchased 23,145 common shares in the open market at a total cost of $1.5 million. As of December 31, 2011, there were 210,927 shares remaining under the current share repurchase authorization.

At December 31, 2011, the Company’s cash and cash equivalents totaled $84.1 million, including $59.9 million in U.S. money market funds. U.S. demand deposits totaled $5.8 million and cash of the Company’s non-U.S. subsidiaries totaled $18.4 million.

Consolidated debt increased by $7.9 million during 2011, from $191.6 million to $199.5 million, with U.S. debt up $19.6 million and foreign debt down $11.7 million. The U.S. debt increase was driven by a new $65.0 million long-term loan, partially offset by long-term debt repayments of $34.0 million and liquidation of the build-to-suit obligation discussed previously. The foreign debt decrease included the repayment of a $13.0 million seller note incurred during 2010 with the purchase of manufacturing assets in Singapore.

Net debt (which is defined as total debt minus cash) increased by $35.0 million year-over-year, from $80.4 million to $115.4 million. At December 31, 2011, the ratio of total debt to total debt plus shareholders’ equity was 33.0 percent compared to 35.2 percent at December 31, 2010. The ratio of net debt to net debt plus shareholders’ equity was 22.1 percent at December 31, 2011, compared to 18.5 percent at December 31, 2010.

On November 1, 2011, the Company completed a new $65.0 million private placement loan with a fixed interest rate of 4.86 percent and final maturity in 2023. The proceeds of this loan were used, in part, for repayment of the remaining balance of a $25.5 million U.S. bank term loan and a $13.0 million seller note, with the balance to be used for capital expenditures and other corporate purposes.

At December 31, 2011, the Company’s debt included $164.9 million of unsecured private placement loans with maturities extending from 2012 through 2023. These loans are the Company’s primary source of long-term debt financing and are supplemented by bank credit facilities to meet short and medium-term needs.

The Company maintains a committed $60.0 million revolving credit agreement with three U.S. banks. This unsecured facility is the Company’s primary source of short-term borrowings and is committed through August 27, 2013 with terms and conditions that are substantially equivalent to those of the Company’s other U.S. loan agreements. As of December 31, 2011, the Company had outstanding letters of credit of $2.6 million under this agreement with no borrowings, leaving $57.4 million remaining available. The Company anticipates that cash from operations, committed credit facilities and cash on hand will be sufficient to fund anticipated capital expenditures, working capital, dividends and other planned financial commitments throughout 2012.

Certain foreign subsidiaries of the Company maintain term loans and short-term bank lines of credit in their respective local currencies to meet working capital requirements as well as to fund capital expenditure programs and acquisitions. As of December 31, 2011, the Company’s European subsidiaries had bank term loans of $11.0 million with maturities through 2016 and short-term bank debt of $16.3 million with additional short-term borrowing capacity of $19.5 million. The Company’s Latin American subsidiaries had no outstanding debt, with $8.9 million of additional short-term borrowing capacity. The Company’s majority-owned joint ventures in the Philippines and China had debt totaling $7.3 million and additional borrowing capacity of $9.2 million. The Company has guaranteed the debt obligations of its majority-owned joint ventures in the Philippines and China.

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

The Company was in compliance with all of its loan agreements as of December 31, 2011. Based on current projections, the Company believes it will be in compliance with its loan agreements throughout 2012.

Contractual Obligations

At December 31, 2011, the Company’s contractual obligations, including estimated payments by period, were as follows:

	Payments Due by Period
(In thousands)	Total	Less than 1 year	1-3 years	3 – 5 years	More than 5 years

Long-term debt obligations	$199,454	$34,487	$29,585	$24,666	$110,716
Interest payments on debt obligations (a)	59,238	9,850	16,534	13,448	19,406
Capital lease obligations	1,041	347	694	—	—
Operating lease obligations	32,016	4,191	6,070	3,830	17,925
Purchase obligations (b)	18,305	17,437	868	—	—
Other (c)	23,833	8,681	2,030	980	12,142

Total	$333,887	$74,993	$55,781	$42,925	$160,188

(a)

Interest payments on debt obligations represent interest on all Company debt at December 31, 2011. The interest payment amounts related to the variable rate component of the Company’s debt assume that interest will be paid at the rates prevailing at December 31, 2011. Future interest rates may change, and therefore, actual interest payments would differ from those disclosed in the above table.

(b)	Purchase obligations consist of raw material, utility and telecommunication service purchases made in the normal course of business.

(c)

The “Other” category comprises deferred revenues that represent commitments to deliver products; expected 2012 required contributions to the Company’s funded defined benefit pension plans; estimated payments related to the Company’s unfunded defined benefit supplemental executive and outside director pension plans; estimated payments (undiscounted) related to the Company’s asset retirement obligations; and environmental remediation payments for which amounts and periods can be reasonably estimated.

The above table does not include $71.7 million of other non-current liabilities recorded on the balance sheet at December 31, 2011, as summarized in Note 16 to the consolidated financial statements. The significant non-current liabilities excluded from the table are defined benefit pension, deferred compensation, environmental and legal liabilities and unrecognized tax benefits for which payment periods can not be reasonably determined. In addition, deferred income tax liabilities are excluded from the table due to the uncertainty of their timing.

Pension Plans

The Company sponsors a number of defined benefit pension plans, the most significant of which cover employees in its U.S. and U.K. locations. The U.S. and U.K. plans have been frozen, and service benefit accruals are no longer being made. The underfunded status of the Company’s defined benefit pension plans increased $3.3 million year-over-year, from $32.7 million at December 31, 2010, to $36.0 million at December 31, 2011. Year-over-year declines in the discount rates used to measure pension obligations (34 and 70 basis point declines for the U.S. and U.K. plans, respectively) led to an increase in pension liabilities. Pension plan asset gains were less than expected and did not keep pace with the increase in pension liabilities. The Company contributed $4.2 million to its funded defined benefit pension plans in 2011. The Company expects to contribute approximately $7.6 million to the plans in 2012. Payments to participants in the unfunded non-qualified plans will approximate $0.3 million in 2012 compared to $0.2 million in 2011.

Letters of Credit

The Company maintains standby letters of credit under its workers’ compensation insurance agreements and for other purposes as needed. The insurance letters of credit are renewed annually and amended to the amounts required by the insurance agreements. As of December 31, 2011, the Company had a total of $2.6 million in outstanding standby letters of credit.

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

Environmental and Legal Matters

The Company’s operations are subject to extensive local, state and federal regulations. Although the Company’s environmental policies and practices are designed to ensure compliance with these laws and regulations, future developments and increasingly stringent environmental regulation could require the Company to make additional unforeseen environmental expenditures. The Company will continue to invest in the equipment and facilities necessary to comply with existing and future regulations. During 2011, the Company’s expenditures for capital projects related to the environment were $1.7 million. These projects are capitalized and depreciated over their estimated useful lives, which are typically 10 years. Recurring costs associated with the operation and maintenance of facilities for waste treatment and disposal and managing environmental compliance in ongoing operations at the Company’s manufacturing locations were approximately $16.0 million for 2011, $15.7 million for 2010 and $15.4 million for 2009. While difficult to project, it is not anticipated that these recurring expenses will increase significantly in the future.

Over the years, the Company has received requests for information related to or has been named by the government as a potentially responsible party at a number of waste disposal sites where cleanup costs have been or may be incurred under CERCLA and similar state statutes. In addition, damages are being claimed against the Company in general liability actions for alleged personal injury or property damage in the case of some disposal and plant sites. The Company believes that it has made adequate provisions for the costs it may incur with respect to the sites. See the Critical Accounting Policies section that follows for a discussion of the Company’s environmental liabilities accounting policy. After partial remediation payments at certain sites, the Company has estimated a range of possible environmental and legal losses from $8.8 million to $28.6 million at December 31, 2011, compared to $10.0 million to $29.7 million at December 31, 2010. At December 31, 2011, the Company’s accrued liability for such losses, which represents the Company’s best estimate within the estimated range of possible environmental and legal losses, was $14.6 million compared to $15.9 million at December 31, 2010. Because the liabilities accrued are estimates, actual amounts could differ from the amounts reported. During 2011, cash outlays related to legal and environmental matters approximated $4.9 million compared to $2.7 million expended in 2010. Remediation of the soil at the Poland subsidiary accounted for most of the year-over-year change. A substantial portion of the remediation cost was paid from a purchase price holdback agreed to at the date of the Poland site acquisition (see the Poland Manufacturing Site discussion in Note 17).

For certain sites, the Company has responded to information requests made by federal, state or local government agencies but has received no response confirming or denying the Company’s stated positions. As such, estimates of the total costs, or range of possible costs, of remediation, if any, or the Company’s share of such costs, if any, cannot be determined with respect to these sites. Consequently, the Company is unable to predict the effect thereof on the Company’s financial position, cash flows and results of operations. Given the information available, management believes the Company has no liability at these sites. However, in the event of one or more adverse determinations with respect to such sites in any annual or interim period, the effect on the Company’s cash flows and results of operations for those periods could be material. Based upon the Company’s present knowledge with respect to its involvement at these sites, the possibility of other viable entities’ responsibilities for cleanup, and the extended period over which any costs would be incurred, the Company believes that these matters, individually and in the aggregate, will not have a material effect on the Company’s financial position.

See Item 3, Legal Proceedings, in this Form 10-K and in other filings of the Company with the Securities and Exchange Commission, which are available upon request from the Company. See also Note 17, Contingencies, in the Notes to Consolidated Financial Statements for a summary of the significant environmental proceedings related to certain environmental sites.

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

Some plan distributions may be made in cash or Company common stock at the election of the participant. Certain plan distributions can only be made in Company common stock. Upon retirement or departure from the Company, participants receive cash amounts equivalent to the payment date value of the investment choices they have made or Company common stock shares equal to the number of share equivalents held in their accounts. For deferred compensation obligations that may be settled in cash, appreciation in the value of Company common stock or the mutual fund options under the plan results in additional compensation expense to the Company. Conversely, declines in the value of Company stock or the mutual funds result in a reduction of compensation expense since such declines reduce the cash obligation of the Company as of the date of the financial statements. These market price movements may result in significant period-to-period fluctuations in the Company’s income. Because the obligations that must be settled only in Company common stock are treated as equity instruments, fluctuations in the market price of the underlying Company stock do not affect earnings.

At December 31, 2011, the Company’s deferred compensation liability was $32.4 million, of which approximately 66 percent represented deferred compensation tied to the performance of the Company’s common stock; the remainder was tied to the mutual fund investment choices. A $1.00 increase in the market price of the Company’s common stock will result in approximately $0.3 million of additional compensation expense. A $1.00 reduction in the market price of the common stock will reduce compensation expense by a like amount. The expense or income associated with the mutual fund component will generally fluctuate in line with the overall percentage increase or decrease of the U.S. stock markets.

The mutual fund assets related to the deferred compensation plans are recorded on the Company’s balance sheet at cost when acquired and adjusted to their market values at the end of each reporting period. As allowed by generally accepted accounting principles, the Company elected the fair value option for recording the mutual fund investment assets. Therefore, market value changes for the mutual fund investment assets are recorded in the income statement in the same periods that the offsetting changes in the deferred compensation liabilities are recorded. Dividends, capital gains distributed by the mutual funds, unrealized gains and losses and realized gains and losses from sales of mutual fund shares, are recognized as investment income/loss in the other, net line of the consolidated statements of income.

Environmental Liabilities

It is the Company’s accounting policy to record environmental liabilities when environmental assessments and/or remedial efforts are probable and the cost or range of possible costs can be reasonably estimated. When no amount within a range of possible costs is a better estimate than any other amount, the minimum amount in the range is accrued. Some of the factors on which the Company bases its estimates include information provided by feasibility studies, potentially responsible party negotiations and the development of remedial action plans.

Estimates for environmental liabilities are subject to significant fluctuations as new facts emerge related to the various sites where the Company is exposed to liability for the remediation of environmental contamination. See the Environmental and Legal Matters section of this MD&A for discussion of the Company’s recorded liabilities and range of loss estimates.

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

The Company uses forward contracts to mitigate the exposure of certain foreign currency transactions and balances to fluctuating exchange rates. At December 31, 2011, the Company had forward contracts to sell $9.7 million on behalf of subsidiaries in Canada, Mexico, and Poland. At year end the Company had forward contracts to buy $14.4 million on behalf of subsidiaries in the Netherlands, France, the Philippines and Germany. The Company had forward contracts to sell EUR 1.6 million and buy EUR 0.4 million on behalf of its subsidiaries in Poland and the U.K., respectively. At December 31, 2011 the Company had one forward contract to purchase SGD 6.8 million on behalf of a subsidiary in Singapore where the functional currency is the U.S. dollar.

Periodically, the Company and its subsidiaries issue U.S. dollar and euro denominated trade receivables or loans to each other. Gains and losses on these transactions are included in income. Foreign currency exposures for the Company’s Canadian and European subsidiaries are essentially all covered by forward contracts as noted above. As of December 31, 2011, the Company had net receivables of $3.7 million due from its Brazilian subsidiary. Hypothetical fluctuations of 10 percent in the exchange rate of the Brazilian real would result in a gain or loss of $0.4 million.

INTEREST RATES

The Company’s debt was made up of fixed-rate and variable-rate borrowings totaling $169.7 million and $29.7 million, respectively, as of December 31, 2011. For 2012, it is projected that interest on short-term variable-rate borrowings will total approximately $1.4 million. A hypothetical 10 percent average change to short-term interest rates would result in a $0.1 million increase or decrease to interest expense for 2012.

The fair value of the Company’s long term fixed-rate debt, including current maturities, was estimated to be $176.9 million as of December 31, 2011, which was approximately $7.1 million above the carrying value. Market risk was estimated as the potential increase to the fair value that would result from a hypothetical 10 percent decrease in the Company’s weighted average long-term borrowing rates at December 31, 2011, or $4.3 million.

COMMODITY PRICE RISK

Certain raw materials used in the manufacture of the Company’s products are subject to price volatility caused by weather, petroleum prices, general economic demand and other unpredictable factors. Increased raw material costs are recovered from customers as quickly as the marketplace allows; however, certain customers have arrangements that allow for price changes only on a quarterly basis, and competitive pressures sometimes prevent the recovery of cost increases from customers, particularly in periods where there is excess industry capacity. As a result, for some product lines or market segments it may take time to recover raw material price increases. Periodically, firm purchase commitments are entered into which fix the price of a specific commodity that will be delivered at a future time. Forward purchase contracts are used to aid in managing the Company’s natural gas and electric costs. At December 31, 2011, the Company had open forward contracts for the purchase of 1.1 million dekatherms of natural gas at a cost of $5.0 million. Because the Company has agreed to fixed prices for the noted quantity of natural gas, a hypothetical 10 percent fluctuation in the price of natural gas would cause the Company’s actual natural gas cost to be $0.5 million higher or lower than the cost at market price. Also at December 31, 2011, the Company had contracts to purchase approximately 18,000 megawatt hours of electricity at a cost of $1.3 million. Because the Company has agreed to fixed prices for the noted quantity of electricity, a hypothetical 10 percent fluctuation in the price of electricity would cause the Company’s actual electric cost to be $0.1 million higher or lower than the cost at market price.

Item 8. Financial Statements and Supplementary Data

The following statements and data are included in this item:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Stepan Company

Northfield, Illinois

We have audited the accompanying consolidated balance sheets of Stepan Company and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Stepan Company and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP

Chicago, Illinois

February 27, 2012

Stepan Company

Consolidated Statements of Income

For the years ended December 31, 2011, 2010 and 2009

(In thousands, except per share amounts)	2011	2010	2009
Net Sales (Note 1)	$1,843,092	$1,431,122	$1,276,382
Cost of Sales	1,587,539	1,195,144	1,043,279

Gross Profit	255,553	235,978	233,103

Operating Expenses:
Marketing (Note 1)	45,807	40,273	40,434
Administrative (Note 1)	50,766	49,501	51,287
Research, development and technical services (Note 1)	40,524	38,307	36,494

	137,097	128,081	128,215

Operating Income	118,456	107,897	104,888

Other Income (Expense):
Interest, net (Note 7)	(9,095)	(6,341)	(6,271)
Loss from equity in joint ventures (Note 1)	(3,616)	(1,663)	(3,709)
Other, net (Note 9)	(851)	1,586	2,223

	(13,562)	(6,418)	(7,757)

Income Before Provision for Income Taxes	104,894	101,479	97,131
Provision for income taxes (Note 10)	32,292	35,888	34,028

Net Income	72,602	65,591	63,103

Net Income Attributable to Noncontrolling Interests (Note 1)	(626)	(164)	(54)

Net Income Attributable to Stepan Company	$71,976	$65,427	$63,049

Net Income Per Common Share Attributable to Stepan Company (Note 19):
Basic	$6.88	$6.36	$6.31

Diluted	$6.42	$5.90	$5.84

Shares Used to Compute Net Income Per Common Share Attributable to Stepan Company (Note 19):
Basic	10,363	10,163	9,870

Diluted	11,220	11,090	10,796

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Stepan Company

Consolidated Balance Sheets

December 31, 2011 and 2010

(Dollars in thousands)	2011	2010
Assets
Current Assets:
Cash and cash equivalents	$84,099	$111,198
Receivables, less allowances of $5,214 in 2011 and $6,145 in 2010	260,784	199,245
Inventories (Note 6)	111,175	96,552
Deferred income taxes (Note 10)	8,769	8,170
Other current assets	14,915	12,661

Total current assets	479,742	427,826

Property, Plant and Equipment:
Land	11,794	11,917
Buildings and improvements	143,910	139,384
Machinery and equipment	889,721	832,427
Construction in progress	74,472	71,825

	1,119,897	1,055,553
Less: accumulated depreciation	735,914	701,968

Property, plant and equipment, net	383,983	353,585

Goodwill, net (Note 5)	7,000	6,717
Other intangible assets, net (Note 5)	11,181	5,257
Long-term investments (Note 3)	12,464	11,904
Other non-current assets	6,748	6,142

Total assets	$901,118	$811,431

Liabilities and Equity
Current Liabilities:
Current maturities of long-term debt (Note 7)	$34,487	$31,609
Accounts payable	137,764	115,248
Accrued liabilities (Note 15)	60,975	58,770

Total current liabilities	233,226	205,627

Deferred income taxes (Note 10)	8,644	5,154

Long-term debt, less current maturities (Note 7)	164,967	159,963

Other non-current liabilities (Note 16)	88,816	87,616

Commitments and Contingencies (Note 17)

Equity (Note 11):
5 1/2 percent convertible preferred stock, cumulative, voting, without par value; authorized 2,000,000 shares; issued and outstanding 518,293 shares in 2011 and 520,089 shares in 2010	12,957	13,002
Common stock, $1 par value; authorized 30,000,000 shares; issued 11,709,312 shares in 2011 and 11,511,829 shares in 2010	11,709	11,512
Additional paid-in capital	94,932	83,852
Accumulated other comprehensive loss (Note 1)	(41,485)	(25,599)
Retained earnings	366,293	305,830
Less: Common treasury stock, at cost, 1,462,980 shares in 2011 and 1,406,081 shares in 2010	(43,195)	(39,106)

Total Stepan Company stockholders’ equity	401,211	349,491

Noncontrolling interests	4,254	3,580

Total equity	405,465	353,071

Total liabilities and equity	$901,118	$811,431

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Stepan Company

Consolidated Statements of Cash Flows

For the years ended December 31, 2011, 2010 and 2009

(In thousands)	2011	2010	2009
Cash Flows From Operating Activities
Net income	$72,602	$65,591	$63,103
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47,099	40,351	37,171
Deferred compensation	1,529	5,020	7,010
Realized and unrealized (gain) loss on long-term investments	156	(1,367)	(1,929)
Stock-based compensation	3,676	3,789	4,754
Deferred income taxes	5,056	5,365	8,190
Other non-cash items	4,967	1,292	5,799
Changes in assets and liabilities, excluding effects of acquisitions:
Receivables, net	(60,842)	(34,449)	36,397
Inventories	(12,854)	(16,975)	31,819
Other current assets	(2,246)	(576)	(652)
Accounts payable and accrued liabilities	25,901	7,409	(17,461)
Pension liabilities	(2,470)	(2,252)	(4,537)
Environmental and legal liabilities	(772)	(2,481)	429
Deferred revenues	(1,474)	(1,404)	(645)
Excess tax benefit from stock options and awards	(2,951)	(3,187)	(3,007)

Net Cash Provided By Operating Activities	77,377	66,126	166,441

Cash Flows From Investing Activities
Expenditures for property, plant and equipment	(83,166)	(73,748)	(42,631)
Asset acquisition (Note 2)	—	(10,400)	—
Business acquisitions, net of cash acquired (Note 2)	(13,562)	(9,835)	—
Change in restricted cash	—	—	8,477
Sale of mutual funds	1,615	780	3,594
Other, net	(6,274)	(4,051)	(4,182)

Net Cash Used In Investing Activities	(101,387)	(97,254)	(34,742)

Cash Flows From Financing Activities
Revolving debt and bank overdrafts, net	223	16,849	(24,082)
Term loan	65,000	40,000	—
Build-to-suit obligation buyout	(12,206)	—	—
Other debt borrowings	6,573	6,449	1,777
Other debt repayments	(52,454)	(10,427)	(16,690)
Dividends paid	(11,513)	(10,570)	(9,557)
Company stock repurchased	(1,508)	(4,906)	(1,927)
Stock option exercises	3,228	4,335	6,908
Excess tax benefit from stock options and awards	2,951	3,187	3,007
Other, net	(2,398)	(2,544)	(1,396)

Net Cash Provided By (Used In) Financing Activities	(2,104)	42,373	(41,960)

Effect of Exchange Rate Changes on Cash	(985)	1,435	521

Net Increase (Decrease) in Cash and Cash Equivalents	(27,099)	12,680	90,260
Cash and Cash Equivalents at Beginning of Year	111,198	98,518	8,258

Cash and Cash Equivalents at End of Year	$84,099	$111,198	$98,518

Supplemental Cash Flow Information
Cash payments of income taxes, net of refunds	$24,327	$25,091	$28,809
Cash payments of interest	$8,647	$6,630	$6,887

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Stepan Company

Consolidated Statements of Equity

For the years ended December 31, 2011, 2010 and 2009

(In thousands)			STEPAN COMPANY SHAREHOLDERS
	Total	Comprehensive Income	Convertible Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest
Balance, January 1, 2009	$209,233	$—	$13,761	$10,841	$54,712	$(28,126)	$(40,525)	$197,481	$1,089

Issuance of 335,644 shares of common stock under stock option plan	8,052	—	—	336	7,716	—	—	—	—

Purchase of 99,561 shares of common stock	(4,466)	—	—	—	—	(4,466)	—	—	—

Conversion of preferred stock to common stock	—	—	(101)	6	95	—	—	—	—

Stock-based compensation	4,754	—	—	46	4,708	—	—	—	—

Deferred compensation	689	—	—	—	689	—	—	—	—

Profit sharing (transfer of 27,372 shares of treasury stock)	981	—	—	—	340	641	—	—	—

Net income	63,103	63,103	—	—	—	—	—	63,049	54

Other comprehensive income:
Foreign currency translation adjustments	12,595	12,595	—	—	—	—	12,596	—	(1)

Defined benefit pension plans:
Net actuarial gain arising in period (net of taxes of $1,216)	1,184	1,184	—	—	—	—	1,184	—	—
Less: Amortization of prior service cost included in pension expense (net of taxes of $5)	12	12	—	—	—	—	12	—	—
Amortization of actuarial loss included in pension expense (net of taxes of $498)	822	822	—	—	—	—	822	—	—
Amortization of transition obligation included in pension expense (net of taxes of $7)	18	18	—	—	—	—	18	—	—

Net defined benefit pension plan activity in period	2,036	2,036	—	—	—	—	2,036	—	—

Comprehensive income	77,734	77,734	—	—	—	—	—	—	—

Comprehensive income attributable to the noncontrolling interest	53	53	—	—	—	—	—	—	—

Comprehensive income attributable to Stepan Company	77,681	77,681	—	—	—	—	—	—	—

Cash dividends paid:
Preferred stock ($1.375 per share)	(755)	—	—	—	—	—	—	(755)	—
Common stock ($0.90 per share)	(8,802)	—	—	—	—	—	—	(8,802)	—
Non-qualified stock option income tax benefit	3,007	—	—	—	3,007	—	—	—	—

Balance, December 31, 2009	$290,427	$—	$13,660	$11,229	$71,267	$(31,951)	$(25,893)	$250,973	$1,142

Stepan Company

Consolidated Statements of Equity

For the years ended December 31, 2011, 2010 and 2009

(In thousands)			STEPAN COMPANY SHAREHOLDERS
	Total	Comprehensive Income	Convertible Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest
Balance, December 31, 2009	$290,427	$—	$13,660	$11,229	$71,267	$(31,951)	$(25,893)	$250,973	$1,142
Issuance of 187,254 shares of common stock under stock option plan	5,006	—	—	187	4,819	—	—	—	—

Acquisition of controlling interest in Stepan Philippines, Inc	2,090	—	—	—	—	—	—	—	2,090

Purchase of 125,035 shares of common stock	(7,155)	—	—	—	—	(7,155)	—	—	—

Conversion of preferred stock to common stock	—	—	(658)	30	628	—	—	—	—

Stock-based compensation	3,789	—	—	66	3,723	—	—	—	—

Deferred compensation	228	—	—	—	228	—	—	—	—

Net income	65,591	65,591	—	—	—	—	—	65,427	164

Other comprehensive income:
Foreign currency translation adjustments	2,585	2,585	—	—	—	—	2,401	—	184

Defined benefit pension plans:
Net actuarial loss arising in period (net of taxes of $2,349)	(3,618)	(3,618)	—	—	—	—	(3,618)	—	—
Less: Amortization of prior service cost included in pension expense (net of taxes of $6)	13	13	—	—	—	—	13	—	—
Amortization of actuarial loss included in pension expense (net of taxes of $866)	1,479	1,479	—	—	—	—	1,479	—	—
Amortization of transition obligation included in pension expense (net of taxes of $8)	19	19	—	—	—	—	19	—	—

Net defined benefit pension plan activity in period	(2,107)	(2,107)	—	—	—	—	(2,107)	—	—

Comprehensive income	66,069	66,069	—	—	—	—	—	—	—
Comprehensive income attributable to noncontrolling interests	348	348	—	—	—	—	—	—	—

Comprehensive income attributable to Stepan Company	65,721	65,721	—	—	—	—	—	—	—

Cash dividends paid:
Preferred stock ($1.375 per share)	(747)	—	—	—	—	—	—	(747)	—
Common stock ($0.98 per share)	(9,823)	—	—	—	—	—	—	(9,823)	—
Non-qualified stock option and stock award income tax benefit	3,187	—	—	—	3,187	—	—	—	—

Balance, December 31, 2010	$353,071	$—	$13,002	$11,512	$83,852	$(39,106)	$(25,599)	$305,830	$3,580

Stepan Company

Consolidated Statements of Equity

For the years ended December 31, 2011, 2010 and 2009

(In thousands)			STEPAN COMPANY SHAREHOLDERS
	Total	Comprehensive Income	Convertible Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest
Balance, December 31, 2010	$353,071	$—	$13,002	$11,512	$83,852	$(39,106)	$(25,599)	$305,830	$3,580

Issuance of 134,489 shares of common stock under stock option plan	3,796	—	—	134	3,662	—	—	—	—

Purchase of 57,730 shares of common stock	(4,112)	—	—	—	—	(4,112)	—	—	—

Conversion of preferred stock to common stock	—	—	(45)	2	43	—	—	—	—

Stock-based compensation	3,676	—	—	54	3,622	—	—	—	—

Deferred compensation	832	—	—	7	802	23	—	—	—

Net income	72,602	72,602	—	—	—	—	—	71,976	626

Other comprehensive income:
Foreign currency translation adjustments	(12,523)	(12,523)	—	—	—	—	(12,571)	—	48

Defined benefit pension plans:
Net actuarial loss arising in period (net of taxes of $3,617)	(5,259)	(5,259)	—	—	—	—	(5,259)	—	—
Less: Amortization of prior service cost included in pension expense (net of taxes of $6)	13	13	—	—	—	—	13	—	—
Amortization of actuarial loss included in pension expense (net of taxes of $1,154)	1,913	1,913	—	—	—	—	1,913	—	—
Amortization of transition obligation included in pension expense (net of taxes of $8)	19	19	—	—	—	—	19	—	—

Net defined benefit pension plan activity in period	(3,314)	(3,314)					(3,314)
Derivative net losses (net of taxes of $12)	(1)	(1)	—	—	—	—	(1)	—	—

Comprehensive income	56,764	56,764	—	—	—	—	—	—	—

Comprehensive income attributable to noncontrolling interests	48	48	—	—	—	—	—	—	—

Comprehensive income attributable to Stepan Company	56,716	56,716	—	—	—	—	—	—	—

Cash dividends paid:
Preferred stock ($1.375 per share)	(714)	—	—	—	—	—	—	(714)	—
Common stock ($1.06 per share)	(10,799)	—	—	—	—	—	—	(10,799)	—
Non-qualified stock option and stock award income tax benefit	2,951	—	—	—	2,951	—	—	—	—

Balance, December 31, 2011	$405,465	$—	$12,957	$11,709	$94,932	$(43,195)	$(41,485)	$366,293	$4,254

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements

For the years ended December 31, 2011, 2010 and 2009

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all wholly and majority-owned subsidiaries in which the Company exercises controlling influence. The equity method is used to account for investments in which the Company exercises significant but noncontrolling influence. See Joint Ventures below. Intercompany balances and transactions are eliminated in consolidation.

Joint Ventures

The Company is a partner in three joint ventures: Nanjing Stepan Jinling Chemical Limited Liability Company (Stepan China) in Nanjing, China; Stepan Philippines, Inc. (SPI) in Bauan, Batangas, Philippines; and TIORCO, LLC in Denver, Colorado. Stepan China manufactures aromatic polyester polyols for China’s domestic market. The Company has an 80 percent ownership interest in the joint venture and exercises controlling influence. Therefore, Stepan China’s accounts are included in the Company’s consolidated financial statements, and the joint venture partner’s interests in Stepan China’s income and net assets are reported in the noncontrolling interest lines of the consolidated statements of income and balance sheets, respectively.

SPI owns and operates a manufacturing facility, which produces surfactants that are sold in the Philippines, Southeast Asia and other countries. On July 19, 2010, the Company acquired controlling interest in SPI, raising its ownership interest to 88.8 percent from 50 percent. See Note 2. Prior to July 19, 2010, the Company’s investment in SPI was accounted for under the equity method, and the Company’s share of SPI’s net earnings was included in the loss from equity in joint ventures line of the consolidated statements of income. Since July 19, 2010, the Company has included SPI’s accounts in its consolidated financial statements, and the joint venture partner’s interests in SPI’s income and net assets are reported in the noncontrolling interest lines of the consolidated statements of income and balance sheets, respectively.

TIORCO, LLC markets chemical solutions for increased production of crude oil and natural gas from existing fields. The joint venture is equally owned and controlled by the Company and Nalco Company. The Company’s investment in TIORCO, LLC is accounted for using the equity method and is included in the other non-current assets line on the consolidated balance sheets. The Company’s share of TIORCO, LLC’s net earnings is included in the loss from equity in joint ventures line of the consolidated statements of income.

Noncontrolling Interests

Noncontrolling interests are reported in the consolidated balance sheets as a component of equity, separate from the parent company’s equity. In the consolidated statements of income, net income is reported on a consolidated basis that includes amounts attributable to the parent and noncontrolling interests.

Cash and Cash Equivalents

The Company considers all highly liquid investments with purchased maturities of three months or less to be cash equivalents.

At December 31, 2011, the Company’s cash and cash equivalents totaled $84.1 million, including $59.9 million in two separate U.S. money market funds, each of which was rated AAA by Standard and Poor’s and Aaa by Moody’s. Cash in U.S. demand deposit accounts totaled $5.8 million and cash of the Company’s non-U.S. subsidiaries held outside the U.S. totaled $18.4 million as of December 31, 2011.

Receivables and Credit Risk

Receivables are stated net of allowances for doubtful accounts and other allowances and include primarily trade receivables, as well as nontrade receivables from suppliers, governmental tax agencies and others.

The Company is exposed to credit risk on accounts receivable balances. This risk is mitigated by the Company’s large, diverse customer base, which is dispersed over various geographic regions and industrial sectors. No single customer comprised more than 10 percent of the Company’s consolidated net sales in 2011, 2010 or 2009.

The Company maintains provisions for potential credit losses. Losses have historically been within the Company’s expectations. Specific customer provisions are made when a review of customer creditworthiness and current economic conditions indicate that collection is doubtful. In addition, the Company maintains a general provision as a percentage of total trade receivables. The general provision percentage is periodically reviewed and adjusted based on historical bad debt losses of the Company.

The Company also maintains provisions for allowances to active customers that occur in the normal course of business. Such provisions are based on historical averages for similar allowances and trade receivable levels.

Below is an analysis of the allowance for doubtful accounts and other accounts receivable allowances for the years ended December 31, 2011, 2010 and 2009:

(In thousands)	2011	2010	2009
Balance at beginning of year	$6,145	$6,762	$5,247
Provision charged (credited) to income	(568)	(108)	2,232
Accounts written off, net of recoveries	(363)	(509)	(717)

Balance at end of year	$5,214	$6,145	$6,762

Inventories

Inventories are valued at cost, which is not in excess of market value, and include material, labor and plant overhead costs. The last-in, first-out (LIFO) method is used to determine the cost of the Company’s U.S. inventories. The first-in, first-out (FIFO) method is used for all other inventories. Inventories priced at LIFO as of December 31, 2011 and 2010, accounted for 66 percent of total inventories.

Property, Plant and Equipment

Depreciation of property, plant and equipment is provided on a straight-line basis over the estimated useful lives of the assets. Lives used for calculating depreciation are generally 30 years for buildings and 15 years for building improvements. For assets classified as machinery and equipment, lives generally used for calculating depreciation expense are from 10 to 15 years for manufacturing equipment, five to 10 years for furniture and fixtures, three to five years for vehicles and three to 10 years for computer equipment and software. Manufacturing of chemicals is capital intensive with over 90 percent of the assets included in machinery and equipment representing manufacturing equipment. Major renewals and betterments are capitalized in the property accounts, while maintenance and repairs ($43,128,000, $36,912,000, and $37,946,000 in 2011, 2010 and 2009, respectively), which do not renew or extend the life of the respective assets, are charged to operations as incurred. Land is not depreciated. The cost of property retired or sold and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in income.

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

Property, plant and equipment assets are tested for impairment when events indicate that impairment may have occurred.

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

The Company applies the fair value measurement provisions of GAAP to any of its financial assets and liabilities that are carried at fair value on the consolidated balance sheets (see Note 3), its outstanding debt for disclosure purposes (also Note 3) and its pension plan assets (see Note 14).

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

The Company’s research and development costs are expensed as incurred. These expenses are aimed at discovery and commercialization of new knowledge with the intent that such effort will be useful in developing a new product or in bringing about a significant improvement to an existing product or process. Total research and development expenses were $25,128,000, $24,218,000 and $23,441,000 in 2011, 2010 and 2009, respectively. The remainder of research, development and technical service expenses reflected on the consolidated statements of income relates to technical services, which include routine product testing, quality control and sales support service.

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

Goodwill and Other Intangible Assets

Intangible assets include patents, agreements not to compete, trademarks, customer lists, technological and manufacturing know-how and goodwill, all of which were acquired as part of business or product line acquisitions. The Company separately identifies intangible assets other than goodwill and amortizes them in accordance with their useful lives, generally ranging from five to 15 years. Goodwill is not amortized. Goodwill is tested for impairment at least annually or more frequently if an event indicates that impairment may have occurred. Finite life intangible assets are tested for impairment when events indicate that impairment may have occurred. For more details see Note 5.

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

In addition, the Company evaluates each tax position it has taken or is expected to take to determine whether it is more likely than not that the tax position will be sustained upon examination by tax authorities. If the tax position meets the more-likely-than-not threshold, the tax benefit recognized in the consolidated financial statements is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon effective settlement. Unrecognized tax benefits, which are differences between the tax position taken on a tax return and the amounts recognized in the financial statements, are recorded either as an increase to a tax liability or as a decrease to an income tax receivable. The Company includes estimated interest and penalty amounts related to the unrecognized tax benefits in the tax provision.

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

Accumulated other comprehensive loss attributable to the Company as reported in the consolidated balance sheets at December 31, 2011 and 2010, comprised the following:

(In thousands)	December 31
	2011	2010

Foreign currency translation gains (loss)	$(9,086)	$3,485

Pension liability adjustments (net of income taxes of $19,986 in 2011 and $17,537 in 2010)	(32,398)	(29,084)

Derivative instruments loss (net of income taxes of $12 in 2011)	(1)	—

Total accumulated other comprehensive loss	$(41,485)	$(25,599)

Segment Reporting

The Company reports financial and descriptive information about its reportable operating segments. Operating segments are components of the Company that have separate financial information that is regularly evaluated by the chief operating decision maker to assess segment performance and allocate resources. The Company discloses segment revenue, operating income, assets, capital expenditures and depreciation and amortization expenses. Enterprise-wide financial information about the geographic locations in which the Company earns revenues and holds assets is also disclosed (see Note 18).

Derivative Instruments

Derivative instruments are recognized on the consolidated balance sheets as either an asset or a liability measured at fair value. For derivative instruments that are not designated as hedging instruments, changes in the fair values of the derivative instruments are recognized currently in earnings. For derivative instruments designated as hedging instruments, depending on the nature of the hedge, changes in the fair values of the derivative instruments are either offset in earnings against changes in the fair values of the hedged items or recognized in accumulated other comprehensive income until the hedged transaction is recognized in earnings. At the time a hedging relationship is designated, the Company establishes the method it will use for assessing the effectiveness of the hedge and the measurement approach for determining the ineffective aspect of the hedge. The Company held derivative instruments designated as hedges during 2011, but held no derivatives designated as hedges during 2010 or 2009. Company policy prohibits the use of derivative instruments for trading or speculative purposes. See Note 4 for further information regarding the Company’s use of derivatives.

At December 31, 2011, the Company held open forward purchase contracts for the purchase of 1.1 million dekatherms of natural gas in 2012 at a cost of $5,032,000 and contracts to purchase approximately 18,000 megawatt hours of electricity in 2012 at a cost of $1,330,000. The Company uses forward purchase contracts to minimize its exposure to volatile natural gas and electric prices. Because the Company anticipates taking delivery of the gas and electricity for use in its operations, the contracts qualify for the normal purchase exception election provided under the accounting rules for derivative instruments. The Company has elected the exceptions for such contracts. As a result, the contracts are not accounted for as derivative instruments. The costs of the natural gas and electricity are charged to expense at the time the gas and electricity are delivered and used.

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

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. The amendments result in common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (IFRSs), and do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices. The amendments in this update are effective during interim and annual periods beginning after December 15, 2011. Adoption of the new requirement will not have an effect on the Company’s financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”. In this update, FASB eliminated the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments require that all non-owner changes in equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in this update are effective for fiscal years, and interim periods within these years, beginning after December 15, 2011. This date does not apply to the requirement for the presentation of reclassifications of items out of other comprehensive income to net income. This requirement has been deferred indefinitely by ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05”. Although adoption of the new requirement will have an effect on the Company’s presentation of comprehensive income, it will not have an effect on the Company’s financial position, results of operations or cash flows.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment”, which amends the guidance on testing goodwill for impairment. The new standard provides entities that are testing goodwill for impairment the option of performing a qualitative assessment before calculating the fair value of the reporting unit (i.e., step 1 of the goodwill impairment test). If an entity determines, on the basis of the qualitative assessment, that the fair value of the reporting unit is more likely than not (i.e., a likelihood of greater than 50 percent) less than the reporting unit’s carrying amount, the traditional two-step impairment test would be required. The ASU does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to test goodwill annually for impairment. Furthermore, the ASU does not amend the requirement to test goodwill for impairment between annual tests if events or circumstances warrant. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Application of the option provided in this update will not have an effect on the Company’s financial position, results of operations or cash flows.

In December 2011, the FASB issued ASU No. 2011-11, “Disclosures about Offsetting Assets and Liabilities”. This update creates new disclosure requirements about the nature of an entity’s rights of setoff and related arrangements associated with its financial and derivative instruments. Entities are required to apply the new disclosure requirements for annul and interim reporting periods beginning on or after January 1, 2013. Retrospective application is required. Adoption of the new requirement will not have an effect on the Company’s financial position, results of operations or cash flows.

2. Acquisitions

2011 Acquisition

On June 23, 2011, the Company purchased the Clarinol®, Marinol®, and PinnoThin® product lines of Lipid Nutrition B.V., a part of Loders Croklaan B.V. The acquired product lines are included in the Company’s specialty products segment, and provide a unique portfolio of nutritional fats for the global food, supplement and nutrition industries. The acquisition purchase price was $13,562,000 of cash. In addition to the purchase price paid, the Company incurred $0.3 million of acquisition-related costs, including legal and consulting expenses, which were reflected in administrative expenses on the Company’s consolidated statement of income for the year ended December 31, 2011.

The acquisition was accounted for as a business combination and, accordingly, the assets acquired and liabilities assumed were measured and recorded at their estimated fair values. The following table summarizes the assets acquired and liabilities assumed at June 23, 2011:

(In thousands)
Assets:
Inventory	$5,000
Identifiable intangible assets:
Patents	6,948
Customer lists	736
Trademarks, know-how	429

Total identifiable intangible assets	8,113
Goodwill	483

Total assets acquired	$13,596

Current liabilities	$34

Net assets acquired	$13,562

The acquired goodwill, which relates entirely to the Company’s specialty products segment, is deductable for tax purposes. The goodwill reflects the potential manufacturing and marketing synergies arising from combining the new product lines with the Company’s existing food and health services products. The weighted average amortization periods for the identifiable intangible assets are as follows: patents-12 years; customer lists- five years; and trademarks and know-how- five years. The purchase price allocation for the acquisition is final, and no purchase price allocation adjustments were made to the amounts originally recorded at the acquisition date.

The post-acquisition results for the acquired business, which were included in the Company’s consolidated financial statements for the year ended December 31, 2011, were insignificant. Pro forma financial information has not been included because revenues and earnings of the Company’s consolidated entity would not have been materially different than reported had the acquisition date been January 1, 2009.

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

•

Nonspecific claims – Potential additional consideration of up to $1.6 million if no additional claims relating to pre-acquisition activity arise over the two years following the acquisition. The Company recognized the entire $1.6 million of this arrangement as consideration. To date, no payments related to the nonspecific claims contingent consideration have been made.

•

Working capital balance – Potential additional consideration of up to $0.6 million depending on the amount by which the audited working capital balance at the time of acquisition deviated from the agreed upon working capital in the purchase agreement. The Company recognized less than $0.1 million as consideration for the working capital arrangement, which was finalized in December 2010.

In addition to the purchase price paid, the Company incurred $0.7 million of acquisition-related costs, including legal, consulting and accounting expenses. These costs were reflected in administrative expenses on the Company’s statement of income for the year ended December 31, 2010.

The Alfa Systems acquisition was accounted for as a business combination and, accordingly, the assets acquired and liabilities assumed were measured and recorded at their estimated fair values. The following table summarizes the assets acquired and liabilities assumed at July 15, 2010:

(In thousands)
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

Included in current liabilities was the assumed environmental contingent liability of $1.1 million discussed in the ‘Poland Manufacturing Site’ section of Note 17. The measurement period for the Alfa Systems acquisition is complete, and there were no adjustments to the purchase price allocations made at the time of acquisition.

Pro forma financial information has not been included because revenues and earnings of the Company’s consolidated entity would not have been significantly different than reported had the acquisition date been January 1, 2009.

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

In addition to the purchase price paid, the Company incurred $0.1 million of acquisition-related costs, including consulting and legal expenses. These costs were reflected in administrative expenses on the Company’s statement of income for the year ended December 31, 2010.

The acquisition of controlling interest in SPI was accounted for as a business combination and, accordingly, the assets acquired and liabilities assumed were measured and recorded at their estimated fair values. The following table summarizes the assets acquired and liabilities assumed at July 19, 2010:

(In thousands)

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

The acquired goodwill, which relates entirely to the Company’s surfactants segment, is not deductable for tax purposes. The goodwill primarily reflects expected growth synergies in Asia resulting from the manufacturing capabilities in the Philippines and Singapore. The $1.2 million of identifiable intangible assets comprised customer relationships, and will be amortized over a 10-year period.

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

Pro forma financial information has not been included because revenues and earnings of the Company’s consolidated entity would not have been significantly different than reported had the acquisition date been January 1, 2009.

3. Financial Instruments

The following are the financial instruments held by the Company at December 31, 2011 and 2010, and descriptions of the methods and assumptions used to estimate the instruments’ fair values:

Cash and cash equivalents

Carrying value approximated fair value because of the short maturity of the instruments.

Derivative assets and liabilities

Derivative assets and liabilities relate to the foreign currency exchange and interest rate contracts discussed in Note 4. Fair value and carrying value were the same because the contracts were recorded at fair value. The fair values of the foreign currency contracts were calculated as the difference between the applicable forward foreign exchange rates at the reporting date and the contracted foreign exchange rates multiplied by the contracted notional amounts. The fair values of the interest rate swaps were calculated as the difference between the contracted swap rate and the current market replacement swap rate multiplied by the present value of one basis point for the notional amount of the contract. See the table that follows these financial instrument descriptions for the reported fair values of derivative assets and liabilities.

Long-term investments

Long-term investments are the mutual fund assets the Company holds to fund a portion of its deferred compensation liabilities and all of its non-qualified supplemental executive defined contribution obligations (see the defined contribution plans section of Note 14). Fair value and carrying value were the same because the mutual fund assets were recorded at fair value in accordance with the FASB’s fair value option rules. Fair values for the mutual funds were calculated using the published market price per unit at the reporting date multiplied by the number of units held at the reporting date. See the table that follows these financial instrument descriptions for the reported fair value of long-term investments.

Debt obligations

The Company’s primary source of long-term debt financing is unsecured private placement notes with fixed interest rates and maturities. The fair value of fixed interest rate debt comprised the combined present values of scheduled principal and interest payments for each of the various loans, individually discounted at rates equivalent to those which could be obtained by the Company for new debt issues with durations equal to the average life to maturity of each loan. The discount rates were based on applicable duration U.S. Treasury rates plus market interest rate spreads to borrowers with credit ratings equivalent to those of the Company. The fair values of the Company’s fixed-rate debt at December 31, 2011 and 2010, including current maturities, was estimated to be $176,872,000 and $122,044,000, respectively, compared to carrying values of $169,729,000 and $113,359,000, respectively.

Also included in debt as of December 31, 2011 and 2010 was term debt of the Company’s Philippine subsidiary, comprised of two bank loans guaranteed by the Company. Using the current market spread for loans to companies with credit ratings similar to the Company’s to discount the scheduled principal and interest payment outflows calculated under the contractual spreads, the Company estimates the combined fair value of these variable interest secured term loans at December 31, 2011 and 2010, to be approximately $7,504,000 and $9,028,000 respectively, versus carrying values of $7,313,000 and $8,805,000.

Debt as of December 31, 2011 included a term loan of the Company’s European subsidiary. By using current market spreads for loans to borrowers with credit ratings equivalent to the Company’s to discount the scheduled principal and interest payments calculated according to contractual spreads, the Company estimates the fair value of this variable rate term loan to be $6,156,000, which was equal to the carrying value.

The fair values of the remaining Company debt obligations approximated their carrying values due to the short-term nature of the debt.

The following tables present financial assets and liabilities measured at fair value as of December 31, 2011 and 2010, and the level within the fair value hierarchy in which the fair value measurements fall:

(In thousands)	December 2011	Level 1	Level 2	Level 3
Mutual fund assets	$12,464	$12,464	$—	$—
Derivative assets: (1)
Foreign currency contracts	100	—	100	—

Total assets at fair value	$12,564	$12,464	$100	$—

Derivative liabilities: (1)
Foreign currency contracts	$52	$—	$52	$—
Interest rate contracts	$36	$—	$36	$—

Total liabilities at fair value	$88	$—	$88	$—

(In thousands)	December 2010	Level 1	Level 2	Level 3
Mutual fund assets	$11,904	$11,904	$—	$—
Derivative assets: (1)
Foreign currency contracts	30	—	30	—

Total assets at fair value	$11,934	$11,904	$30	$—

Derivative liabilities: (1)
Foreign currency contracts	$43	$—	$43	$—

Forward electric contracts	$43	$—	$43	$—

(1)	See Note 4 for the balance sheet locations of the derivative assets and liabilities.

4.  Derivative Instruments

The Company is exposed to certain risks relating to its ongoing business operations. The primary risk managed by the use of derivative instruments is foreign currency exchange risk. The Company holds forward foreign currency exchange contracts that are not designated as any type of accounting hedge as defined by U.S. generally accepted accounting principles (although they are effectively economic hedges). The Company uses these contracts to manage its exposure to exchange rate fluctuations on certain Company subsidiary accounts receivable, accounts payable and other obligation balances that are denominated in currencies other than the entities’ functional currencies. The forward foreign exchange contracts are recognized on the balance sheet as either an asset or a liability measured at fair value. Gains and losses arising from recording the foreign exchange contracts at fair value are reported in earnings as offsets to the losses and gains reported in earnings arising from the re-measurement of the receivable and payable balances into the applicable functional currencies. At December 31, 2011, the Company had open forward foreign currency exchange contracts, all with settlement dates of about one month, to buy or sell foreign currencies with a U.S. dollar equivalent of $26,627,000. At December 31, 2010, the Company had open forward foreign currency exchange contracts, all with expiration dates of three months or less, to buy or sell foreign currencies with a U.S. dollar equivalent of $25,014,000.

The Company also holds forward foreign currency exchange contracts that are designated as a cash flow hedge. The Company uses these contracts to manage the risks and related cash flow variability resulting from exposure to exchange rate fluctuations on forecasted progress payments related to a construction project undertaken in Singapore. The progress payments are denominated in a currency other than the Singapore location’s functional currency. The latest date through which the Company expects to hedge its exposure to the variability in cash flows for the progress payments is December 31, 2013. The forward foreign exchange contracts are recognized on the balance sheet as either an asset or a liability measured at fair value. Period-to-period changes in the fair value of the hedging instruments are recognized as gains or losses in other comprehensive income, to the extent effective. Once the constructed asset is complete and placed into service, the accumulated gains and losses will be reclassified out of accumulated other comprehensive income (AOCI) into earnings in the periods over which the asset is being depreciated. No reclassifications of gains and losses from AOCI into earnings were made for the year ended December 31, 2011. The amount currently in AOCI that is expected to be reclassified into earnings in the next 12 months is insignificant. At December 31, 2011, the Company had an open forward foreign currency exchange contract designated as a cash flow hedge with a U.S. dollar equivalent amount of $5,266,000. No such contracts were held during 2010.

The Company is exposed to volatility in short-term interest rates and mitigates certain portions of that risk using interest rate swaps. The interest rate swaps are recognized on the balance sheet as either as asset or a liability measured at fair value. As of December 31, 2011, the Company held interest rate swap contracts with a notional value of $3,693,624, which were designated as a cash flow hedge. The Company held no interest rate swap contracts during 2010. Period-to-period changes in the fair value of interest rate swap hedges are recognized as gains or losses in other comprehensive income, to the extent effective. As each interest rate swap hedge contract is settled, the corresponding gain or loss is reclassified out of AOCI into earnings in that settlement period. No reclassifications of gains and losses from AOCI into earnings were made for the year ended December 31, 2011. The latest date through which the Company expects to hedge its exposure to the volatility of short-term interest rates is June 30, 2014.

The fair values of the derivative instruments held by the Company on December 31, 2011, and December 31, 2010, were as follows:

(In thousands)	Asset Derivatives			Liability Derivatives
		Fair Value At			Fair Value At
Derivatives Designated As Cash Flow Hedges	Balance Sheet Line Item	December 31, 2011	December 31, 2010	Balance Sheet Line Item	December 31, 2011	December 31, 2010
Foreign Exchange Contracts				Accounts payable	$3	$—
Interest Rate Contracts				Other non-current liabilities	36	—

Total Cash Flow Hedge Derivatives					$39	$—

Derivatives Not Designated As Hedging Instruments
Foreign Exchange Contracts	Receivables, net	$100	$30	Accounts payable	$49	$43

Total Derivatives		$100	$30		$88	$43

Information regarding derivative instrument gains and losses (before income taxes) for the years ended December 31, 2011, 2010 and 2009 is displayed below:

(In thousands)
Derivatives Not Designated As Hedging Instruments	Income Statement Line Item	Gain (Loss)
		2011	2010	2009
Foreign currency contracts	Other, net	$545	$444	$2,178
Forward electric contracts (1)	Cost of sales	—	893	(893)

Total		$545	$ 1,337	$ 1,285

(1)

At December 31, 2009, the Company held forward electric contracts to purchase 107,000 megawatts of electricity at fixed prices in 2010. The Company entered into the contracts to help manage the volatile cost of electricity. The electric contracts were considered derivative instruments and did not qualify for the normal purchase election. The contracts expired on December 31, 2010. No such contracts were held on December 31, 2011, or at any time during the year then ended.

(In thousands)	Gain (Loss) Recognized in Other Comprehensive Income	Income Statement Line Item for Loss Due to Ineffectiveness or Exclusion From Effectiveness Testing	(Loss) Due to Ineffectiveness or Exclusion From Effectiveness Testing
Derivatives Designated As Cash Flow Hedges	2011		2011
Foreign Exchange Contracts	$22	Other, net	$(22) (1)
Interest Rate Contracts	(35)	Interest, net	—

Total	$ (13)		$ (22)

(1)	The loss was entirely attributable to the component of the foreign currency exchange contracts that was excluded from the assessment of hedge effectiveness.

5.    Goodwill and Other Intangible Assets

The changes in carrying value of goodwill for the years ended December 31, 2011 and 2010, were as follows:

(In thousands)	Surfactants Segment		Polymer Segment		Specialty Products Segment		Total
	2011	2010	2011	2010	2011	2010	2011	2010
Balance as of January 1
Goodwill	$9,206	$7,969	$978	$—	$—	$—	$10,184	$7,969
Accumulated impairment loss	(3,467)	(3,467)	—	—	—	—	(3,467)	(3,467)

	5,739	4,502	978	—	—	—	6,717	4,502
Goodwill acquired (1)	—	1,101	—	925	483	—	483	2,026

Foreign currency translation	(63)	136	(137)	53	—	—	(200)	189

Balance as of December 31
Goodwill	9,143	9,206	841	978	483	—	10,467	10,184
Accumulated impairment loss	(3,467)	(3,467)	—	—	—	—	(3,467)	(3,467)

	$5,676	$5,739	$841	$978	$483	$—	$7,000	$6,717

(1)	See Note 2 for information regarding the goodwill acquired in business combinations.

The Company tests its goodwill balances for impairment in the second quarter of each calendar year. The 2011 and 2010 tests indicated no impairment.

The following table reflects the components of other intangible assets, all of which have finite lives, as of December 31, 2011 and 2010. The year-to-year changes in gross carrying values resulted from the 2011 acquisitions disclosed in Note 2 and the effects of foreign currency translation.

(In thousands)	Gross Carrying Value		Accumulated Amortization
	December 31		December 31
	2011	2010	2011	2010
Other Intangible Assets:
Patents	$8,947	$2,000	$2,099	$1,667
Trademarks	5,834	5,555	5,070	4,716
Customer lists	7,215	6,499	5,264	4,868
Know-how (a)	8,915	8,811	7,798	7,169
Non-compete agreements	1,182	1,267	681	455

Total	$32,093	$24,132	$20,912	$18,875

(a)

Know-how includes intellectual property rights covering proprietary information, written formulae, trade secrets or secret processes, inventions and developmental products (whether patentable or not), discoveries, improvements, compositions, manufacturing processes, manuals, specifications and technical data.

Aggregate amortization expense for the years ended December 31, 2011, 2010 and 2009, was $2,164,000, $1,549,000 and $1,427,000, respectively. Estimated amortization expense for identifiable intangibles assets for each of the five succeeding fiscal years is as follows:

(In thousands)
For year ended 12/31/12	$2,494
For year ended 12/31/13	$1,742
For year ended 12/31/14	$1,007
For year ended 12/31/15	$987
For year ended 12/31/16	$843

6.    Inventories

The composition of inventories at December 31, 2011 and 2010, was as follows:

	December 31
(In thousands)	2011	2010

Finished products	$73,076	$62,685
Raw materials	38,099	33,867

Total inventories	$111,175	$96,552

Inventories are primarily priced using the last-in, first-out (LIFO) inventory valuation method. If the first-in, first-out (FIFO) inventory valuation method had been used for all inventories, inventory balances would have been approximately $43,954,000 and $34,280,000 higher than reported at December 31, 2011 and 2010, respectively. In 2009, a reduction of U.S. inventories resulted in the liquidation of previous years’ LIFO inventory quantities. The effect of the liquidation was a $799,000 reduction in 2009 pretax profit.

7.    Debt

Debt comprised the following at December 31, 2011 and 2010:

(In thousands)	Maturity Dates	December 31, 2011	December 31, 2010
Unsecured private placement notes
4.86%	2017-2023	$65,000	—
5.88%	2016-2022	40,000	$40,000
5.69%	2012-2018	40,000	40,000
6.86%	2012-2015	17,142	21,428
6.59%	2012-2012	2,727	5,454

Unsecured bank term loan	—	—	27,000
Build-to-suit obligation	—	—	11,384

Debt of foreign subsidiaries
Secured bank term loans, foreign currency	2012-2016	12,496	8,156
Secured bank term loan, U.S. dollars	2012-2014	5,833	7,000
Other loans, foreign currency	2012-2015	16,256	18,142
Seller notes, foreign currency	—	—	13,008

Total debt		$199,454	$191,572
Less current maturities		34,487	31,609

Long-term debt		$164,967	$159,963

The majority of the Company’s long-term debt financing is composed of unsecured private placement notes issued to insurance companies, totaling $164,869,000 as of December 31, 2011. These notes are denominated in U.S. dollars and have fixed interest rates ranging from 4.86 percent to 6.86 percent. At inception, these notes had final maturities of 13 to 15 years with remaining amortization scheduled from 2012 to 2023.

On November 1, 2011, the Company completed a new $65,000,000 private placement loan with two insurance companies, with loan proceeds to be used for capital expenditures and other corporate purposes. This new loan bears fixed interest at 4.86 percent per annum payable semi-annually with equal annual principal repayments from 2017 through final maturity in 2023. Terms and conditions of this agreement are substantially the same as those in the agreement covering the Company’s 5.69 percent notes issued in 2005 and the Company’s 5.88 percent notes issued in 2010.

The Company has a $60,000,000 U.S. revolving credit agreement scheduled to expire in August 2013. The Company also maintains standby letters of credit under its workers’ compensation insurance agreements and for other purposes, as needed from time to time, which are issued under the revolving credit agreement. As of December 31, 2011, the

Company had outstanding letters of credit totaling $2,627,000 and no outstanding debt under this agreement. There was $57,373,000 available under the revolving credit agreement as of December 31, 2011.

During 2011, the Company had domestic revolver borrowings at varying rates, which averaged 3.71 percent. The U.S. revolving credit agreement contains three interest rate options from which the Company may choose: 1) LIBOR plus spreads ranging from 1.70 percent to 2.50 percent, depending on the Company’s leverage ratio, 2) the prime rate or 3) market rates in effect from time to time. This agreement requires a facility fee ranging from 0.30 percent to 0.50 percent, which also depends on the leverage ratio. During 2011, maximum borrowings on this debt facility were $30,800,000 and the most recent borrowing occurred on October 31, 2011. There were no borrowings on this facility during 2010.

On November 4, 2011, the Company repaid in full the balance of the unsecured U.S. bank term loan.

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

During 2011, debt of the Company’s foreign subsidiaries decreased by $11,721,000, driven primarily by the repayment of a seller note in Singapore. As of December 31, 2011, European debt included $11,016,000 of bank term loans. One of these term loans, for $6,156,000 matures in 2016 and has a variable interest rate of 90-day EURIBOR plus a spread of 1.08 percent. The other term loan, for $4,860,000, matures in 2015 and bears a fixed interest rate of 2.15 percent. Debt in Europe also included short-term borrowings of $15,430,000 as of December 31, 2011, with variable interest rates of 90-day EURIBOR plus spreads ranging from 0.30 and 0.50 percent. The Company’s Philippine subsidiary had debt of $7,313,000 comprised of two bank term loans with quarterly amortization through 2014 and which are guaranteed by the Company. One of these term loans, for $5,833,000, has a variable interest rate of 90-day LIBOR plus a spread of 3.50 percent. The other term loan, for $1,480,000 in local currency, bears a variable interest rate comprised of a base rate and a spread of 5.25 percent. The balance of the Company’s foreign debt is secured only by the assets of the respective entities.

The Company’s loan agreements in the U.S., France, and the Philippines contain provisions, which, among others, require maintenance of certain financial ratios and place limitations on additional debt, investments and payment of dividends. Based on the loan agreement provisions that place limitations on dividend payments, unrestricted retained earnings (i.e., retained earnings available for dividend distribution) were $184,738,000 and $138,727,000 at December 31, 2011 and 2010, respectively. The Company was in compliance with all of its loan agreements as of December 31, 2011.

Debt at December 31, 2011, matures as follows: $34,487,000 in 2012; $15,526,000 in 2013; $14,059,000 in 2014; $12,266,000 in 2015; $12,400,000 in 2016 and $110,716,000 after 2016. Debt maturing in 2012 includes $18,252,000 of scheduled repayments under long-term debt agreements and $16,235,000 of debt of foreign subsidiaries under short-term working capital loans. These short-term loan agreements are routinely renewed, but could be supplemented or replaced, if necessary, by the Company’s $60,000,000 revolving credit agreement.

Net interest expense for the years ended December 31, 2011, 2010 and 2009, comprised the following:

(In thousands)	2011	2010	2009

Interest expense	$9,839	$7,145	$6,901
Interest income	(359)	(439)	(349)

	9,480	6,706	6,552
Capitalized interest	(385)	(365)	(281)

Interest expense, net	$9,095	$6,341	$6,271

8. Leased Properties

The Company leases certain property and equipment (primarily transportation equipment, buildings and land) under operating leases, which are denominated in local currencies. Total rental expense was $6,182,000, $5,335,000 and $5,445,000 in 2011, 2010 and 2009, respectively.

Consolidated Company minimum future rental payments under operating leases with terms in excess of one year as of December 31, 2011, are:

(In thousands)	Year	Amount

	2012	$4,191
	2013	3,373
	2014	2,697
	2015	2,169
	2016	1,661
	Subsequent to 2016	17,925

Total minimum future rental payments		$32,016

9. Other, Net

Other, net in the consolidated statements of income included the following:

(In thousands)	2011	2010	2009

Foreign exchange gain (loss)	(800)	$107	$189
Investment related income	105	112	105
Realized and unrealized gain (loss) on investments	(156)	1,367	1,929

Other, net	$(851)	$1,586	$2,223

10. Income Taxes

The provisions for taxes on income and the related income before taxes for the years ended December 31, 2011, 2010 and 2009, were as follows:

(In thousands)	2011	2010	2009

Taxes on Income
Federal
Current	$16,901	$17,706	$11,969
Deferred	4,894	4,020	5,896
State
Current	3,677	2,327	2,407
Deferred	174	453	607
Foreign
Current	6,658	10,490	11,462
Deferred	(12)	892	1,687

Total	$32,292	$35,888	$34,028

Income before Taxes
Domestic	$83,333	$65,690	$57,507
Foreign	21,561	35,789	39,624

Total	$104,894	$101,479	$97,131

The variations between the effective and statutory U.S. federal income tax rates are summarized as follows:

(In thousands)	2011 Amount	%	2010 Amount	%	2009 Amount	%

Federal income tax provision at statutory tax rate	$36,713	35.0	$35,518	35.0	$33,996	35.0
State tax provision on income less applicable federal tax benefit	2,413	2.3	1,807	1.8	1,959	2.0
Foreign income taxed at different rates	(900)	(0.9)	(1,144)	(1.1)	(720)	(0.7)
Effect of equity in foreign joint venture	—	—	954	0.9	425	0.4
Repatriation of foreign earnings	—	—	543	0.5	53	0.1
Domestic production activities deduction	(1,339)	(1.3)	(1,446)	(1.4)	(699)	(0.7)
Nontaxable interest income	(2,719)	(2.6)	(81)	(0.1)	—	—
U.S. tax credits	(1,482)	(1.4)	(969)	(1.0)	(837)	(0.9)
Non-deductible expenses and other items, net	(394)	(0.3)	706	0.8	(149)	(0.2)

Total income tax provision	$32,292	30.8	$35,888	35.4	$34,028	35.0

At December 31, 2011 and 2010, the tax effects of significant temporary differences representing deferred tax assets and liabilities were as follows:

(In thousands)	2011	2010

Deferred Tax Assets:
Pensions	$14,442	$13,021
Deferred revenue	139	494
Other accruals and reserves	11,735	9,003
Inventories	217	113
Legal and environmental accruals	6,679	6,896
Deferred compensation	14,347	13,930
Bad debt and rebate reserves	3,353	2,527
Subsidiaries net operating loss carryforwards	1,991	510
Tax credit carryforwards	31	178

	$52,934	$46,672

Deferred Tax Liabilities:
Depreciation	$(47,218)	$(40,169)
Amortization of intangibles	(829)	(457)
Unrealized foreign exchange loss	(1,049)	—
Other	(640)	(519)

	$(49,736)	$(41,145)

Valuation Allowance	$(742)	$—

Net Deferred Tax Assets	$2,456	$5,527

Reconciliation to Consolidated Balance Sheet:
Current deferred tax assets	$8,769	$8,170
Non-current deferred tax assets (in other non-current assets)	2,331	2,511
Non-current deferred tax liabilities	(8,644)	(5,154)

Net Deferred Tax Assets	$2,456	$5,527

Undistributed earnings of foreign subsidiaries and related companies that are deemed to be permanently reinvested amounted to $139,857,000 at December 31, 2011, compared to $123,949,000 at December 31, 2010. In general, the Company reinvests earnings of foreign subsidiaries in their operations indefinitely. However, the Company will repatriate earnings from a subsidiary where excess cash has accumulated and it is advantageous for tax or foreign exchange reasons. Because of the probable availability of foreign tax credits, it is not practicable to estimate the amount, if any, of the deferred tax liability on earnings reinvested indefinitely.

Tax loss carryforwards at December 31, 2011, amounted to $9,087,000 compared with $510,000 at the end of 2010. Of the tax loss carryforwards, $1,754,000 expire in 2012, $551,000 expire in 2013, $698,000 expire in 2014, $1,727,000 expire in 2015, $3,579,000 expire in 2016, $119,000 expire in 2017, $108,000 expire in 2018, $64,000 expire in 2019, and $487,000 expire in 2020. Tax credit carryforwards at December 31, 2011, amounted to $31,000 compared to $178,000 at December 31, 2010. Of the tax credit carryforwards, $17,000 expire in 2012, and $14,000 expire in 2013.

At December 31, 2011, the Company had valuation allowances of $742,000, which were primarily attributable to the tax loss carryforwards in India and the Philippines. The realization of deferred tax assets is dependent on the generation of sufficient taxable income in the appropriate tax jurisdictions. The Company believes that it is more likely than not that the related deferred tax assets will not be realized.

As of December 31, 2011 and 2010, unrecognized tax benefits totaled $1,232,000 and $1,902,000, respectively. The amount of unrecognized tax benefits that, if recognized, would favorably affect the Company’s effective income tax rate in any future periods, net of the federal benefit on state issues, was approximately $1,023,000, $1,720,000 and $1,886,000 at December 31, 2011, 2010 and 2009, respectively. The Company does not believe that the amount of unrecognized tax benefits related to its current uncertain tax positions will change significantly over the next 12 months.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as income tax expense. In 2011, $2,000 of net interest and penalty income was recognized compared to $26,000 of net interest and penalty income in 2010 and $79,000 of net interest and penalty expense in 2009. At December 31, 2011, the liability for interest and penalties was $486,000 compared to $488,000 at December 31, 2010.

The Company files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company is not subject to U.S. federal income tax examinations by tax authorities for years before 2008. Some foreign jurisdictions and various U.S. states jurisdictions may be subject to examination back to 2005.

During 2011, the Internal Revenue Service completed its audit for the years 2008—2009. Other than some timing differences which primarily reversed on the 2010 income tax return, no adjustments were made. Upon completion of the audit, the Company recorded a net tax benefit of $814,000.

With respect to jurisdictions outside of the U.S., the German tax authority completed its audit for the years 2007-2009. This audit resulted in timing adjustments, which were primarily reversed on the 2010 income tax return.

Below are reconciliations of the January 1 and December 31 balances of unrecognized tax benefits for 2011, 2010 and 2009 (The 2010 and 2009 reconciliations have been restated. In the prior year, the disclosed reconciliations erroneously included amounts accrued for interest and penalties related to the unrecognized tax benefits. FASB’s Accounting Standards Codification Topic 740, “Income Taxes”, requires tabular reconciliations of unrecognized tax benefits, excluding amounts for interest and penalties. The unrecognized tax benefits (ending balance) disclosed in the prior year’s reconciliations were $2,390,000 and $2,566,000 for 2010 and 2009, respectively. The beginning balance for 2009 was $1,347,000. Additionally, the amounts within the rollforward activity for 2010 and 2009 changed by immaterial amounts.):

(In thousands)	2011	2010	2009

Unrecognized tax benefits, opening balance	$1,902	$2,052	$912
Gross increases – tax positions in prior period	—	—	826
Gross decreases – tax positions in prior period	(795)	(90)	(15)
Gross increases – current period tax positions	213	152	519
Settlements	(38)	—	—
Foreign currency translation	(8)	(16)	—
Lapse of statute of limitations	(42)	(196)	(190)

Unrecognized tax benefits, ending balance	$1,232	$1,902	$2,052

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

12. Stock-based Compensation

On December 31, 2011, the Company had stock options outstanding under its 2000 Stock Option Plan (2000 Plan) and stock options and stock awards outstanding under its 2006 Incentive Compensation Plan (2006 Plan) and 2011 Incentive Compensation Plan (2011 Plan). Stock options and stock awards are granted to executives, key employees and outside directors. No further options or awards may be granted under the 2000 and 2006 Plans. The

2011 Plan authorized the award of 1,300,000 shares of the Company’s common stock for stock options, stock appreciation rights and stock awards. At December 31, 2011, there were 1,297,890 shares available for grant under the 2011 Plan. Compensation expense charged against income for all plans was $3,676,000, $3,789,000 and $4,754,000 for the years ended December 31, 2011, 2010 and 2009, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $1,416,000, $1,465,000 and $1,821,000 for the years ended December 31, 2011, 2010 and 2009, respectively. The following provides information regarding the stock option and stock award grants.

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

	For the Years Ended December 31
	2011	2010	2009
Expected dividend yield	2.40%	2.70%	2.80%
Expected volatility	43.60%	41.79%	38.20%
Expected life	6.5 years	6.5 years	6.5 years
Risk-free interest rate	2.91%	2.87%	2.22%

A summary of stock option activity for the year ended December 31, 2011, is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Options
Outstanding at January 1, 2011	679,128	$32.44
Granted	61,423	74.89
Exercised	134,489	28.23
Cancelled/Forfeited	4,414	52.34

Outstanding at December 31, 2011	601,648	37.57	4.09	25,625

Vested or expected to vest at December 31, 2011	598,526	37.37	4.07	25,609

Exercisable at December 31, 2011	450,597	29.72	3.27	22,726

The weighted-average grant-date fair values of options awarded during the years ended December 31, 2011, 2010 and 2009, were $27.62, $17.76 and $11.15, respectively. The total intrinsic values of options exercised during the years ended December 31, 2011, 2010, and 2009 were $6,262,000, $8,446,000, and $9,976,000, respectively.

As of December 31, 2011, there was $974,000 of total unrecognized compensation cost related to unvested stock options granted under the Company’s stock option plans. That cost is expected to be recognized over a weighted-average period of 1.0 year.

Cash received from stock option exercises under the Company’s stock option plans for the years ended December 31, 2011, 2010, and 2009 was $3,228,000, $4,335,000 and $6,908,000, respectively. The actual tax benefit realized for the tax deductions from stock option exercises totaled $2,103,000, $2,704,000, and $2,844,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

Stock Awards

In 2009, 2010, and 2011, the Company granted stock awards under the 2006 Plan. The stock awards vest only upon the Company’s achievement of certain levels of consolidated net income and return on invested capital by the end of the specified measurement period, which is December 31, 2011, 2012 and 2013 for the 2009, 2010 and 2011 awards, respectively. The number of Company shares of common stock ultimately distributed, if any, is contingent upon the level of consolidated net income and return on invested capital attained. The fair value of stock awards equals the grant-date market price of the Company’s common stock, discounted for the estimated amount of dividends that would not be received during the measurement period. Compensation expense is recorded each reporting period based on the probable number of awards that will ultimately vest given the projected level of consolidated net income and return on invested capital. If at the end of the measurement period the performance objectives are not met, no compensation cost is recognized and any compensation expense recorded in prior periods is reversed.

A summary of stock award activity for the year ended December 31, 2011, is presented below:

	Shares	Weighted-Average Grant Date Fair Value
Unvested Stock Awards
Unvested at January 1, 2011	147,787	$41.68
Granted	56,990	71.57
Vested	(68,965)	34.24
Forfeited	—	—

Unvested at December 31, 2011	135,812	$58.22

As of December 31, 2011, under the current Company assumption as to the number of stock award shares that will probably vest at the measurement periods ended December 31, 2012 and 2013, there was $2,109,000 of unrecognized compensation cost related to unvested stock awards. That cost is expected to be recognized over a period of 1.8 years.

In general, it is the Company’s policy to issue new shares of its common stock upon the exercise of stock options or the vesting of stock awards.

13. Deferred Compensation

The Company sponsors deferred compensation plans that allow management employees to defer receipt of their annual bonuses and outside directors to defer receipt of their fees until retirement, departure from the Company or as elected. Compensation expense and the related deferred compensation obligation are recorded when the underlying compensation is earned. Over time, the deferred obligation may increase or decrease based on the performance results of investment options chosen by the plan participants. The investment options include Company common stock and a limited selection of mutual funds. The Company maintains sufficient shares of treasury stock to cover the equivalent number of shares that result from participants elections of the Company common stock investment option. As a result, the Company must periodically purchase its common shares in the open market. The Company purchases shares of the applicable mutual funds to fund the portion of its deferred compensation liabilities tied to such investments.

Some plan distributions may be made in cash or Company common stock at the option of the participant. Certain plan distributions can only be made in Company common stock. For deferred compensation obligations that may be settled in cash, the Company must record appreciation in the market value of the investment choices made by participants as additional compensation expense. Conversely, declines in the market value of the investment choices reduce compensation expense. Increases and decreases of compensation expense that result from fluctuations in the underlying investments are recorded in the administrative expense line of the consolidated statements of income. The additional compensation expense resulting from the appreciation of the market value and earnings of the selected investment options was $1,529,000 in 2011, $5,020,000 in 2010 and $7,010,000 in 2009. The Company’s deferred compensation liability was $32,428,000 and $32,333,000 at December 31, 2011 and 2010, respectively.

Because the obligations that must be settled only in Company common stock are treated as equity instruments, fluctuations in the market price of the underlying Company stock do not affect earnings.

14. Postretirement Benefit Plans

Defined Benefit Plans

The Company sponsors various funded qualified and unfunded non-qualified defined benefit pension plans, the most significant of which cover employees in the U.S. and U.K. locations. The various U.S. defined benefit pension plans were amended in 2005-2008 to freeze the plans by stopping the accrual of service benefits. The U.K. defined benefit pension plan was frozen in 2006. Benefits earned through the freeze dates are available to participants when they retire, in accordance with the terms of the plans. In addition, the Company established defined contribution plans to replace the frozen defined benefit pension plans.

Obligations and Funded Status at December 31

(In thousands)	United States		United Kingdom
	2011	2010	2011	2010
Change in benefit obligation
Benefit obligation at beginning of year	$132,302	$119,559	$19,080	$19,056
Interest cost	6,927	7,030	1,099	1,037
Actuarial (gain) loss	4,239	9,778	(2,721)	48
Benefits paid	(4,391)	(4,065)	(629)	(403)
Foreign exchange impact	—	—	—	(658)

Benefit obligation at end of year	$139,077	$132,302	$16,829	$19,080

(In thousands)	United States		United Kingdom
	2011	2010	2011	2010
Change in plan assets
Fair value of plan assets at beginning of year	$103,341	$93,516	$15,358	$13,622
Actual return on plan assets	1,750	10,953	63	1,713
Employer contributions	3,478	2,937	970	880
Benefits paid	(4,391)	(4,065)	(629)	(403)
Foreign exchange impact	—	—	(67)	(454)

Fair value of plan assets at end of year	$104,178	$103,341	$15,695	$15,358

Funded status at end of year	$(34,899)	$(28,961)	$(1,134)	$(3,722)

The amounts recognized in the consolidated balance sheets at December 31 consisted of

(In thousands)	United States		United Kingdom
	2011	2010	2011	2010

Current liability	$(268)	$(268)	$—	$—
Non-current liability	(34,631)	(28,693)	(1,134)	(3,722)

Net amount recognized	$(34,899)	$(28,961)	$(1,134)	$(3,722)

The amounts recognized in accumulated other comprehensive income at December 31 consisted of

(In thousands)	United States		United Kingdom
	2011	2010	2011	2010

Net actuarial loss	$49,401	$41,702	$2,637	$4,583

Below is information for pension plans with accumulated benefit obligations in excess of plan assets at December 31:

(In thousands)	United States		United Kingdom
	2011	2010	2011	2010

Projected benefit obligation	$139,077	$132,302	$16,829	$19,080
Accumulated benefit obligation	139,077	132,302	16,829	19,080
Fair value of plan assets	104,178	103,341	15,695	15,358

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income

Net periodic benefit costs for the years ended December 31, 2011, 2010 and 2009, were as follows:

(In thousands)	United States			United Kingdom
	2011	2010	2009	2011	2010	2009

Interest cost	$6,927	$7,030	$6,963	$1,099	$1,037	$856
Expected return on plan assets	(8,063)	(7,860)	(7,487)	(1,042)	(866)	(599)
Amortization of net actuarial loss	2,853	2,068	1,244	204	276	81

Net periodic benefit cost	$1,717	$1,238	$720	$261	$447	$338

Other changes in plan assets and benefit obligations recognized in other comprehensive income for the years ended December 31, 2011, 2010 and 2009, were as follows:

(In thousands)	United States			United Kingdom
	2011	2010	2009	2011	2010	2009

Net actuarial (gain) loss	$10,552	$6,684	$(5,290)	$(1,742)	$(799)	$2,817
Amortization of net actuarial loss	(2,853)	(2,068)	(1,244)	(204)	(276)	(81)

Total recognized in other comprehensive income	$7,699	$4,616	$(6,534)	$(1,946)	$(1,075)	$2,736

Total recognized in net periodic benefit cost and other comprehensive income	$9,416	$5,854	$(5,814)	$(1,685)	$(628)	$3,074

The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2012 are as follows:

(In thousands)	United States	United Kingdom

Net actuarial loss	$3,725	$48

Estimated Future Benefit Payments

(In thousands)	United States	United Kingdom
2012	$5,317	$365
2013	6,007	432
2014	6,574	438
2015	7,081	505
2016	7,527	572
2017-2021	43,951	3,377

Assumptions

The weighted-average assumptions used to determine benefit obligations at December 31 were as follows:

	United States		United Kingdom
	2011	2010	2011	2010

Discount rate	5.06%	5.40%	4.90%	5.60%

The weighted-average assumptions used to determine net periodic benefit costs for years ended December 31 were as follows:

	United States			United Kingdom
	2011	2010	2009	2011	2010	2009
Discount rate	5.40%	6.00%	6.50%	5.60%	5.70%	6.20%
Expected long-term return on plan assets	7.75%	8.00%	8.00%	6.78%	6.50%	5.88%

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

Investment Strategies and Policies

U.S. Plans

Plan assets are predominantly invested using active investment strategies, as compared to passive or index investing. An investment management firm hires and monitors underlying investment management firms for each asset category. Equity managers within each category cover a range of investment styles and approaches and are combined in a way that controls for capitalization, style biases, and country exposure versus benchmark indexes, while focusing primarily on stock selection to improve returns. Fixed income managers seek to reduce the volatility of the Plan’s funded status by matching the duration with the Plan’s liability while seeking to improve returns through security selection, sector allocation and yield curve management. Real estate uses private core real estate strategies, which provide stable and high levels of current income and enhanced core strategies, which seek slightly higher returns by emphasizing appreciation. Commodity managers are used to further diversify the portfolio and may serve as an inflation hedge by matching a diversified commodities index while seeking to add value through the active management of inflation-linked bonds.

Risk is controlled through diversification among multiple asset categories, managers, styles, and securities. The investment management firm recommends asset allocations based on the time horizon available for investment, the nature of the plan cash flows and liabilities and other factors that affect risk tolerance. The asset allocation targets are approved by the Company’s Plan Committee. Risk is further controlled both at the manager and asset category level by assigning targets for risk versus investment returns.

Allowable investment categories include:

Equities: Common stocks of large, medium, and small companies, including both U.S. and non-U.S. based companies. The long-term target allocation for equities, excluding Company stock, is 40 percent.

Fixed Income (Debt): Bonds or notes issued or guaranteed by the U.S. government, and to a lesser extent, by non-U.S. governments, or by their agencies or branches, mortgage backed securities, including collateralized mortgage obligations, corporate bonds and dollar-denominated debt securities issued in the U.S. by non-U.S. banks and corporations. Up to 20 percent of the fixed income assets may be in debt securities that are below investment grade. The target allocation for fixed income is 31 percent.

Real Estate: Private real estate funds using office, apartment, industrial, retail, and other property types. No greater than 40 percent can be invested with any advisor, no more than 33 percent in any fund, no greater than 33 percent in any of eight U.S. regions, and portfolio leverage is generally targeted at less than 30 percent. The target allocation for real estate is 4.5 percent.

Commodities: Commodity funds that match the index using commodity-linked derivative instruments including swap agreements, commodity options, futures, options on futures and commodity-linked notes, while seeking to enhance overall returns through the use of fixed income securities. The target allocation for commodities is 2.5 percent.

Employer Securities: The retirement plans also hold shares of the Company’s common stock, which are purchased or sold by the trustee from time to time, as directed by the Plan Committee. At the direction of the Plan Committee, the plans sold 32,942 common shares to the Company’s ESOP trust on February 22, 2011 and 45,376 common shares on February 22, 2010. The target allocation for employer securities is 22 percent.

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

At December 31, 2011, equities within the pooled pension fund comprised 70 percent U.K. companies, 14 percent U.S. companies, nine percent other European companies and seven percent companies from other regions of the world. The equities are spread across growth and value styles. Fixed income instruments included a mix of 79 percent U.K. bonds (split between government fixed interest securities and high-grade corporate bonds) and 21 percent bonds of corporations and government agencies outside the U.K. (primarily U.S. and Europe).

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

Plan Assets

U.S. Plans

The Company’s asset allocations for its U.S. pension plans at December 31, 2011 and 2010, by asset category, were as follows:

	December 31, 2011
(In thousands)	Level 1	Level 2	Level 3	Total
Cash and Cash Equivalents	$—	$3,628	$—	$3,628
Equity Securities
U.S. Equities	29,186	—	—	29,186
Non-U.S. Equities	1,813	7,376	—	9,189
Employer Securities	27,034	—	—	27,034

Total Equities	58,033	7,376	—	65,409
Fixed Income Securities
U.S. Corporate Bonds	—	16,642	—	16,642
U.S. Government and Agency Bonds	982	8,109	—	9,091
Other Bonds	—	3,636	—	3,636

Total Fixed Income	982	28,387	—	29,369
Real Estate	—	—	3,720	3,720
Commodities	2,052	—	—	2,052

Total	$61,067	$39,391	$3,720	$104,178

	December 31, 2010
(In thousands)	Level 1	Level 2	Level 3	Total
Equity securities
Common/Collective Trust Funds	$—	$43,499	$—	$43,499
Employer securities	28,234	—	—	28,234
Fixed income
Common/Collective Trust Funds	—	28,417	—	28,417
Hedge Fund	—	—	40	40
Real Estate
Common/Collective Trust Funds	—	—	3,151	3,151

Total	$28,234	$71,916	$3,191	$103,341

Plan Asset Valuation Methodology

Following is a description of the valuation methodologies used for plan assets measured at fair value.

Individual equity securities, including employer securities, are valued by Standard & Poor’s Securities Evaluations as determined by quoted market prices on the New York Stock Exchange or other active markets. Both market pricing and future cash flow analysis may be used in the pricing process as follows:

Level 1 – Equities represent the largest asset category and are valued according to the exchange-quoted market prices of the underlying investments. Level 1 fixed income securities are U.S. government securities and are valued according to quoted prices from active markets.

Level 2 – Foreign equities are valued based on quoted prices for similar assets and liabilities in active markets, or quoted prices for identical assets and liabilities in inactive markets. Fixed income investments without equivalent trading exchanges are valued primarily through a technique known as “future cash flow approach” which is based on what bondholders can reasonably expect to receive based upon an issuer’s current financial condition. Pricing analysts prepare cash-flow forecasts and utilize one or two pricing models to arrive at an evaluated price. Evaluated bid modeling includes factors such as the interest rate on the coupon, maturity, rating, cash flow projections and other factors.

Level 3 – Units of collective trusts, which are used for real estate investments, are valued by the trustee using specific market value information generated from the underlying funds in which the collective fund invests. This information is compiled and combined with other assets and/or liabilities of the fund to determine the real estate fund’s unit value.

Market value changes within asset categories for which fair value measurements use significant unobservable inputs (Level 3) were as follows during 2010 and 2011:

Dollars in thousands	Real Estate Fund	Hedge Fund	Total
Market value, December 31, 2009	$2,138	$354	$2,492
Purchases at cost	865	—	865
Sale proceeds	—	(136)	(136)
Realized gain (loss)	—	(85)	(85)
Change in unrealized gain (loss)	148	(93)	55
Transfers in (out) of Level 3	—	—	—

Market value, December 31, 2010	$3,151	$40	$3,191

Purchases at cost	—	—	—
Sale proceeds	—	(40)	(40)
Realized gain (loss)	—	(295)	(295)
Change in unrealized gain (loss)	569	295	864
Transfers in (out) of Level 3	—	—	—

Market value, December 31, 2011	$3,720	$—	$3,720

U.K. Plan

The Company’s asset allocations for its U.K. pension plans at December 31, 2011 and 2010, by asset category, were as follows:

	December 31, 2011
(In thousands)	Level 1	Level 2	Level 3	Total
Cash	$494	—	—	$494
Equity securities
Pooled Pension Funds	—	$8,959	—	8,959
Fixed income
Pooled Pension Funds	—	3,115	—	3,115
Real Estate
Pooled Pension Funds	—	909	—	909
Insurance Contracts	—	—	$2,218	2,218

Total	$494	$12,983	$2,218	$15,695

	December 31, 2010
(In thousands)	Level 1	Level 2	Level 3	Total
Cash	$314	$—	$—	$314
Equity securities
Pooled Pension Funds	—	9,114	—	9,114
Fixed income
Pooled Pension Funds	—	2,514	—	2,514
Real Estate
Pooled Pension Funds	—	1,228	—	1,228
Insurance Contracts	—	—	2,188	2,188

Total	$314	$12,856	$2,188	$15,358

Units of each of the pooled funds are valued by the trustee based on quoted market prices of the underlying investments (the underlying assets are either exchange traded or have readily available markets).

Fair value changes within asset categories for which fair value measurements use significant unobservable inputs (Level 3) were as follows during 2010 and 2011:

(In thousands)	Insurance Contracts
Fair value, December 31, 2009	$2,263
Sale proceeds (benefit payments)	(154)
Change in unrealized gain(loss)	159
Foreign exchange impact	(80)

Fair value, December 31, 2010	$2,188

Sale proceeds (benefit payments)	(165)
Change in unrealized gain(loss)	204
Foreign exchange impact	(9)

Fair value, December 31, 2011	$2,218

Long-term Rate of Return for Plan Assets

U.S. Plans

The overall expected long-term rate of return on assets of 7.75 percent that was used to develop the 2011 pension expense is based on plan asset allocation, capital markets forecasts and expected benefits of active investment management. For fixed income, the expected return is 5.7 percent. This assumption includes the yield on the five-year zero-coupon U.S. Treasury bond as the base rate along with historical data from the U.S. Treasury yield curve. For equities, the expected return is 8.1 percent for U.S. and international equities. This return is based on a blended average of three different statistical models that each incorporates multiple factors including, for example, inflation, Gross Domestic Product and the Fed Funds Target Rate. For real estate, the expected return is 6.5 percent.

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

Cash Flows

The Company expects to contribute approximately $6,698,000 and $940,000 to its funded U.S. qualified and U.K. defined benefit pension plans, respectively, in 2012. The Company also expects to pay $268,000 in 2012 related to its unfunded non-qualified pension plans.

Defined Contribution Plans

The Company sponsors retirement savings defined contribution plans that cover U.S. and U.K. employees. The Company also sponsors a qualified profit sharing plan for its U.S. employees. Profit sharing contributions are determined each year using a formula that is applied to Company earnings. The contributions are allocated to participant accounts on the basis of participant base earnings. The retirement savings and profit sharing defined contribution plans include a qualified plan and a non-qualified supplemental executive plan.

Defined contribution plan expense for the Company’s retirement savings plans was $4,033,000 for the year ended December 31, 2011, compared to $4,309,000 for the year ended December 31, 2010, and $4,811,000 for the year ended December 31, 2009. The lower 2011 expense reflected the fact that final discretionary transition contributions were made in 2010. The transition contributions were instituted to partially compensate U.S. employees for the loss in benefits resulting from freezing the defined benefit pension plans.

Expenses related to the Company’s profit sharing plan were $4,769,000, $5,061,000 and $4,985,000, respectively, for the years ended December 31, 2011, 2010 and 2009.

In July 2011, the Company established a rabbi trust to fund the obligations of its previously unfunded non-qualified supplemental executive defined contribution plans (supplemental plans). The trust comprises various mutual fund investments selected by the participants of the supplemental plans. In accordance with the accounting guidance for rabbi trust arrangements, the assets of the trust and the obligations of the supplemental plans are reported on the Company’s consolidated balance sheet. The Company elected the fair value option for the mutual fund investment assets so that offsetting changes in the mutual fund values and defined contribution plan obligations would be recorded in earnings in the same period. Therefore, the mutual funds are reported at fair value with any subsequent changes in fair value recorded in the income statement. The liabilities related to the supplemental plans increase (i.e., supplemental plan expense is recognized) when the value of the trust assets appreciates and decrease when the value of the trust assets declines (i.e., supplemental plan income is recognized). At December 31, 2011, the balance of the trust assets was $1,310,000 and the balance of the related supplemental plan liabilities was $1,460,000. ($1,455,000 of the liability is included in the other non-current liabilities line of the consolidated balance sheet and $5,000 is included in accrued liabilities). The difference between the two balances was due to estimated liabilities that will not be funded until actual amounts are determined (see the long-term investments section in Note 3 for further information regarding the Company’s mutual fund assets).

In addition to the Company sponsored profit sharing plan, certain foreign locations are required by law to make profit sharing contributions to employees based on statutory formulas. In 2011, the Company recognized $159,000 of expense related to the statutory plans compared to $800,000 in 2010 and $1,572,000 in 2009.

15.   Accrued Liabilities

The composition of accrued liabilities was as follows:

	December 31
(In thousands)	2011	2010
Accrued payroll and benefits	$33,798	$34,521
Accrued customer rebates	11,210	10,014
Other accrued liabilities	15,967	14,235

Total accrued liabilities	$60,975	$58,770

16.   Other Non-Current Liabilities

The composition of other non-current liabilities was as follows:

	December 31
(In thousands)	2011	2010
Deferred revenue	$1,000	$1,767
Environmental and legal matters	13,205	13,719
Deferred compensation liability	31,790	31,514
Pension liability	37,595	34,293
Other non-current liabilities	5,226	6,323

Total other non-current liabilities	$88,816	$87,616

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

As of December 31, 2011, the Company estimated a range of possible environmental and legal losses of $8.8 million to $28.6 million. The Company’s accrued liability for such losses, which represents the Company’s best estimate within the estimated range of possible environmental and legal losses, was $14.6 million at December 31, 2011, compared to $15.9 million at December 31, 2010. During 2011, cash outlays related to legal and environmental matters approximated $4.9 million compared to $2.7 million expended in 2010. Remediation of the soil at the Poland subsidiary accounted for most of the year-over-year change (see the Poland Manufacturing Site discussion in this footnote).

For certain sites, the Company has responded to information requests made by federal, state or local government agencies but has received no response confirming or denying the Company’s stated positions. As such, estimates of the total costs, or range of possible costs, of remediation, if any, or the Company’s share of such costs, if any, cannot be determined with respect to these sites. Consequently, the Company is unable to predict the effect thereof on the Company’s financial position, cash flows and results of operations. Given the information available, management believes the Company has no liability at these sites. However, in the event of one or more adverse determinations with respect to such sites in any annual or interim period, the effect on the Company’s cash flows and results of operations for those periods could be material. Based upon the Company’s present knowledge with respect to its involvement at these sites, the possibility of other viable entities’ responsibilities for cleanup, and the extended period over which any costs would be incurred, the Company believes that these matters, individually and in the aggregate, will not have a material effect on the Company’s financial position.

Following are summaries of the material contingencies at December 31, 2011:

Maywood, New Jersey Site

The Company’s property in Maywood, New Jersey and property formerly owned by the Company adjacent to its current site and other nearby properties (Maywood site) were listed on the National Priorities List in September 1993 pursuant to the provisions of CERCLA because of certain alleged chemical contamination. Pursuant to an Administrative Order on Consent entered into between USEPA and the Company for property formerly owned by the Company, and the issuance of an order by USEPA to the Company for property currently owned by the Company, the Company completed a Remedial Investigation Feasibility Study (RI/FS) in 1994. The Company submitted the Draft Feasibility Study for Soil and Source Areas (Operable Unit 1) in September 2002. In addition, the Company has submitted other documentation and information as requested by USEPA, including a Draft Final FS for Groundwater (Operable Unit 2) in June 2003, additional information regarding groundwater in May 2007, submission of a Draft Feasibility Study for Soil and Groundwater (Operable Units 1 and 2) in March 2009, and additional requested information regarding soil and groundwater in February 2010 and June 2010. The Company also submitted another Draft Feasibility Study for Soil and Groundwater (Operable Units 1 and 2) in September 2010. The Company is awaiting the issuance of a Record of Decision (ROD) from USEPA. In addition, the Company was informed that certain work included in the remediation cost estimates would not be required. As a result, the Company was able to reduce its remediation liability for this site by $0.8 million in the third quarter of 2010.

The Company believes its recorded liability for claims associated with the remediation of chemical contamination at the Maywood site is adequate. However, depending on the results of the ongoing discussions with USEPA, the final cost of such remediation could differ from the current estimates.

In addition, under the terms of a settlement agreement reached on November 12, 2004, the United States Department of Justice and the Company agreed to fulfill the terms of a Cooperative Agreement reached in 1985 under which the United States will take title to and responsibility for radioactive waste removal at the Maywood site, including past and future remediation costs incurred by the United States. As such, the Company recorded no liability related to this settlement agreement.

D’Imperio Property Site

During the mid-1970’s, Jerome Lightman and the Lightman Drum Company disposed of hazardous substances at several sites in New Jersey. The Company was named as a potentially responsible party (PRP) in the case United States v. Lightman (1:92-cv-4710 D.N.J.), which involved the D’Imperio Property Site located in New Jersey. In the second quarter of 2007, the Company reached an agreement with respect to the past costs and future allocation percentage in said litigation for costs related to the D’Imperio site, including costs to comply with USEPA’s Unilateral Administrative Orders. The Company paid the settlement amount in the third quarter of 2007. The resolution of the Company’s liability for this litigation did not have a material impact on the financial position, results of operations or cash flows of the Company. In December 2007, the Company received updated remediation cost estimates, which were considered in the Company’s determination of its range of estimated possible losses and liability balance.

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

There is some monitoring and operational work continuing at the Ewan site. Based on current information, the Company believes that its recorded liability for claims associated with the Ewan site is adequate. However, actual costs could differ from current estimates.

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

In the fourth quarter of 2007, the PRPs who agreed to conduct the interim remedial action entered into an Administrative Settlement Agreement and Order on Consent for Removal Action with USEPA, and these PRPs also entered into a Supplemental Lightman Yard Participation and Interim Funding Agreement to fund the agreed-upon removal action. The Company paid a soil removal assessment upon execution of the agreements which did not have a material impact on the financial position, results of operations or cash flows of the Company. The soil removal action was completed and USEPA approved it in October 2009. A final Feasibility Study was submitted to USEPA in February 2009 and was approved in March 2009. In June 2009, USEPA issued a Proposed Plan for Remediation. In September 2009, USEPA signed the Record of Decision. USEPA issued an Administrative Order for Remedial Design and Remedial Action to some of the PRPs in June 2010 which requires the PRPs to implement the remedy USEPA selected in the ROD. The Company executed a Master PRP Agreement with a final allocation which was effective September 30, 2010. A second ROD for the soils operable unit was issued by USEPA in September 2011.

The Company believes that based on current information its recorded liability for claims associated with the Lightman site is adequate. However, actual costs could differ from current estimates.

Wilmington Site

The Company is currently contractually obligated to contribute to the response costs associated with the Company’s formerly-owned site at 51 Eames Street, Wilmington, Massachusetts. Remediation at this site is being managed by its current owner to whom the Company sold the property in 1980. Under the agreement, once total site remediation costs exceed certain levels, the Company is obligated to contribute up to five percent of future response costs associated with this site with no limitation on the ultimate amount of contributions. To date, the Company has paid the current owner $2.0 million for the Company’s portion of environmental response costs through the third quarter of 2011 (the current owner of the site bills the Company one calendar quarter in arrears). The Company has recorded a liability for its portion of the estimated remediation costs for the site. Depending on the ultimate cost of the remediation at this site, the amount for which the Company is liable could differ from the current estimates.

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

18. Segment Reporting

The Company has three reportable segments: surfactants, polymers and specialty products. Each segment provides distinct products and requires separate management due to unique markets, technologies and production processes. Surfactants are used in a variety of consumer and industrial cleaning compounds as well as in agricultural products, lubricating ingredients, biodiesel and other specialized applications. Polymers generate its revenues primarily from the sale of polyols and phthalic anhydride used in plastics, building materials and refrigeration systems. Specialty products are used in food, flavoring and pharmaceutical applications.

The Company evaluates the performance of its segments and allocates resources based on operating income before interest income/expense, other income/expense items and income tax provisions. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

Segment data for the three years ended December 31, 2011, 2010 and 2009, are as follows:

(In thousands)	Surfactants	Polymers	Specialty Products	Segment Totals
2011
Net sales	$1,361,956	$421,515	$59,621	$1,843,092
Operating income	100,811	40,909	13,307	155,027
Assets	624,425	174,029	54,296	852,750
Capital expenditures	63,295	15,320	3,658	82,273
Depreciation and amortization expenses	31,346	11,697	1,808	44,851

2010
Net sales	$1,057,982	$330,416	$42,724	$1,431,122
Operating income	93,010	36,904	14,499	144,413
Assets	548,297	157,114	26,427	731,838
Capital expenditures	56,562	23,895	1,462	81,919
Depreciation and amortization expenses	27,260	9,519	1,442	38,221

2009
Net sales	$972,647	$260,770	$42,965	$1,276,382
Operating income	98,947	33,957	12,621	145,525
Assets	406,772	113,892	24,147	544,811
Capital expenditures	26,788	12,635	923	40,346
Depreciation and amortization expenses	25,043	8,663	1,461	35,167

    Below are reconciliations of segment data to the consolidated financial statements:

(In thousands)	2011	2010	2009

Operating income - segment totals	$155,027	$144,413	$145,525
Unallocated corporate expenses (a)	(36,571)	(36,516)	(40,637)

Total operating income	118,456	107,897	104,888

Interest expense, net	(9,095)	(6,341)	(6,271)
Loss from equity in joint ventures	(3,616)	(1,663)	(3,709)
Other, net	(851)	1,586	2,223

Consolidated income before income taxes	$104,894	$101,479	$97,131

Assets - segment totals	$852,750	$731,838	$544,811
Unallocated corporate assets (b)	48,368	79,593	89,392

Consolidated assets	$901,118	$811,431	$634,203

Capital expenditures - segment totals	$82,273	$81,919	$40,346
Unallocated corporate expenditures	893	2,229	2,285

Consolidated capital expenditures	$83,166	$84,148	$42,631

Depreciation and amortization expenses – segment totals	$44,851	$38,221	$35,167
Unallocated corporate depreciation expenses	2,248	2,130	2,004

Consolidated depreciation and amortization expenses	$47,099	$40,351	$37,171

(a)

Unallocated corporate expenses primarily comprise corporate administrative expenses (e.g., corporate finance, legal, human resources, information systems) that are not included in segment operating income and not used to evaluate segment performance.

(b)

The decline in unallocated corporate assets between 2011 and 2010 was attributable to a decrease in U.S. cash balances and an increase in the LIFO reserve balance, both of which are not allocated to segments.

Below is certain Company-wide geographic data for the years ended December 31, 2011, 2010 and 2009:

(In thousands)	2011	2010	2009
Net sales (a)
United States	$1,086,233	$863,780	$808,035
France	316,514	238,310	206,677
United Kingdom	122,100	104,071	91,690
All other countries	318,245	224,961	169,980

Total	$1,843,092	$1,431,122	$1,276,382

Long-lived assets (b)
United States	$230,926	$204,137	$181,475
Germany (c)	31,006	28,751	17,479
Singapore (d)	37,827	25,174	—
Philippines	23,214	22,284	—
Brazil (e)	18,773	21,061	5,435
United Kingdom	18,268	17,750	18,655
All other countries	42,150	46,402	35,007

Total	$402,164	$365,559	$258,051

(a)	Net sales are attributed to countries based on selling location.

(b)	Includes property, plant and equipment, goodwill and other intangible assets.

(c)	The growth in asset values reflects the expansion of polyol manufacturing capacity.

(d)	The Singapore assets reflect the development of a methyl esters fractionation facility that is projected to be operational in the second quarter of 2012.

(e)

The growth in asset values reflects expansion of neutralization capacity at the Company’s subsidiary in Brazil (the decline in value between 2011 and 2010 was due to the effects of foreign currency translation).

19. Earnings Per Share

Below is the computation of basic and diluted earnings per share for the years ended December 31, 2011, 2010 and 2009:

(In thousands, except per share amounts)	2011	2010	2009

Computation of Basic Earnings per Share

Net income attributable to Stepan Company	$71,976	$65,427	$63,049
Deduct dividends on preferred stock	714	747	755

Income applicable to common stock	$71,262	$64,680	$62,294

Weighted-average number of shares outstanding	10,363	10,163	9,870

Basic earnings per share	$6.88	$6.36	$6.31

Computation of Diluted Earnings per Share

Net income attributable to Stepan Company	$71,976	$65,427	$63,049

Weighted-average number of shares outstanding	10,363	10,163	9,870

Add weighted-average net shares from assumed exercise of options (under treasury stock method)	236	258	248

Add weighted-average contingently issuable net shares related to performance stock awards (under treasury stock method)	26	49	51

Add weighted-average unvested stock awards (under treasury stock method)	2	1	—

Add weighted-average shares from assumed conversion of convertible preferred stock	593	619	627

Weighted average shares applicable to diluted earnings	11,220	11,090	10,796

Diluted earnings per share	$6.42	$5.90	$5.84

20. Statement of Cash Flows – Noncash Investing and Financing Activities

Noncash financing activities for the years ended December 31, 2011, 2010 and 2009, included the receipt of shares of the Company’s common stock tendered in lieu of cash by employees exercising stock options. The tendered shares, which were owned by employees for more than six months, had values of $1,330,000 in 2011 (16,643 shares), $1,361,000 in 2010 (17,811 shares) and $2,073,000 in 2009 (35,235 shares) and were recorded as treasury stock. Noncash financing activities for the years ended December 31, 2011 and 2010, also included the issuance of 54,052 shares and 62,478 shares, respectively, of Company common stock (value of $3,836,000 and $3,130,000, respectively) related to the Company’s performance stock award plan. Noncash investing activities included unpaid liabilities (accounts payable) incurred for fixed asset acquisitions of approximately $11,723,000 in 2011, $9,959,000 in 2010 and $6,574,000 in 2009. Noncash financing and investing activities for the year ended December 31, 2010, also included an $11,413,000 warehouse acquisition in the U.S. under a build-to-suit lease arrangement and a $13,008,000 equipment acquisition in Singapore under a seller-financed purchase agreement.

Selected Quarterly Financial Data

(In thousands, except per share data)

Unaudited

	2011
Quarter	First	Second	Third	Fourth	Year
Net Sales	$422,598	$476,989	$499,335	$444,170	$1,843,092
Gross Profit	61,786	69,585	64,080	60,112	255,553
Interest, net	(2,063)	(2,194)	(2,256)	(2,582)	(9,095)
Income Before Income Taxes	27,135	31,332	28,229	18,198	104,894
Net Income	18,816	21,006	19,231	13,549	72,602
Net Income Attributable to Stepan Company	18,761	20,867	19,169	13,179	71,976
Per Diluted Share	1.68	1.87	1.70	1.17	6.42

	2010
Quarter	First	Second	Third	Fourth	Year
Net Sales	$337,030	$366,504	$366,800	$360,788	$1,431,122
Gross Profit	63,552	63,478	58,429	50,519	235,978
Interest, net	(1,256)	(1,510)	(2,004)	(1,571)	(6,341)
Income Before Income Taxes	31,606	26,387	31,280	12,206	101,479
Net Income	20,681	17,069	19,223	8,618	65,591
Net Income Attributable to Stepan Company	20,660	17,046	19,230	8,491	65,427
Per Diluted Share	1.88	1.53	1.73	0.76	5.90

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  None

Item 9A.	Controls and Procedures

a.	Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures as of the end of the most recent fiscal quarter covered by this Form 10-K, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) were effective as of December 31, 2011.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment we believe that, as of December 31, 2011, the Company’s internal controls over financial reporting were effective based on those criteria.

The Company’s independent registered public accounting firm that audited the financial statements included in this Form 10-K has issued an attestation report on the Company’s internal control over financial reporting. This report follows:

c.	Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Stepan Company

Northfield, Illinois

We have audited the internal control over financial reporting of Stepan Company and subsidiaries (the “Company”) as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Stepan Company and subsidiaries as of and for the year ended December 31, 2011, and our report dated February 27, 2012 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP

Chicago, Illinois
February 27, 2012

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

See Company’s Proxy Statement for Annual Meeting of Stockholders to be held April 24, 2012, for Directors of the Registrant, which is incorporated by reference herein.

(b)	Executive Officers

See Executive Officers of the Registrant in Part I above for the identification of the Executive Officers of the Registrant. See Company’s Proxy Statement for Annual Meeting of Stockholders to be held April 24, 2012, for other information on Executive Officers of the Registrant, which is incorporated by reference herein.

(c)	Audit Committee Financial Expert

See Company’s Proxy Statement for Annual Meeting of Stockholders to be held April 24, 2012, for Audit Committee Financial Expert, which is incorporated by reference herein.

(d)	Code of Conduct

See Company’s Proxy Statement for Annual Meeting of Stockholders to be held April 24, 2012, for Code of Conduct, which is incorporated by reference herein.

Item 11.	Executive Compensation

See Company’s Proxy Statement for Annual Meeting of Stockholders to be held April 24, 2012, for Compensation of Executive Officers and Directors, which is incorporated by reference herein.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and

  Related Stockholder Matters

See Company’s Proxy Statement for Annual Meeting of Stockholders to be held April 24, 2012, for Security Ownership, which is incorporated by reference herein.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

See Company’s Proxy Statement for Annual Meeting of Stockholders to be held April 24, 2012, for Transactions with Related Persons, Promoters and Certain Control Persons and for Corporate Governance Principles and Board Matters, which are incorporated by reference herein.

Item 14.	Principal Accounting Fees and Services

See Company’s Proxy Statement for Annual Meeting of Stockholders to be held April 24, 2012, for Accounting and Auditing Matters, which is incorporated by reference herein.

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

February 27, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ F. Quinn Stepan F. Quinn Stepan	Chairman and Director	February 27, 2012

/s/ F. Quinn Stepan, Jr. F. Quinn Stepan, Jr.	President, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2012

/s/ James E. Hurlbutt James E. Hurlbutt	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2012

/s/ Michael R. Boyce Michael R. Boyce	Director	February 27, 2012

/s/ Joaquin Delgado Joaquin Delgado	Director	February 27, 2012

/s/ Gregory E. Lawton Gregory E. Lawton	Director	February 27, 2012

/s/ Edward J. Wehmer Edward J. Wehmer	Director	February 27, 2012

James E. Hurlbutt, pursuant to powers of attorney executed by each of the directors and officers listed above, does hereby execute this report on behalf of each of such directors and officers in the capacity in which the name of each appears above.

February 27, 2012	/s/ James E. Hurlbutt
James E. Hurlbutt

EXHIBIT INDEX

Exhibit No.	Description

(3)a	Copy of Restated Certificate of Incorporation of Stepan Company, filed April 5, 2011, with the State of Delaware. (Note 32)

(3)b	Copy of Amended and Restated Bylaws of Stepan Company (Amended as of February 8, 2011). (Note 30)

(4)a(1)	Copy of Certificate of Designation, Preferences and Rights of the 5 1/2% Convertible Preferred Stock, without Par Value and the Amended Certificate, dated August 12, 1992 and April 28, 1993. (Note 4)

(4)a(2)	Copy of Issuer Tender Offer Statement on Schedule 13E-4, dated August 13, 1992. (Note 3)

(4)a(3)	Copy of Amendment No. 1 to Schedule 13E-4 (see also (4)a(2) above), dated September 23, 1992. (Note 3)

(4)a(4)	Copy of the Company’s Form 8-A, dated August 13, 1992. (Note 3)

(10)a	Copy of Stepan Company Directors’ Deferred Compensation Plan amended and restated as of January 1, 2005. (Note 19)

(10)a(1)	Copy of the First Amendment of the Stepan Company Directors’ Deferred Compensation Plan. (Note 24)

(10)b	Copy of Stepan Company Management Incentive Plan (As Amended and Restated Effective as of January 1, 2005). (Note 18)

(10)b(1)	Copy of the First Amendment of the Stepan Company Management Incentive Plan (As Amended and Restated Effective as of January 1, 2005), effective as of January 1, 2008. (Note 22)

(10)b(2)	Copy of the Second Amendment of the Stepan Company Management Incentive Plan (As Amended and Restated Effective as of January 1, 2005), effective as of January 1, 2008. (Note 24)

(10)b(3)	Copy of Management Incentive Plan (As Amended and Restated Effective January 1, 2010) (Note 25)

(10)c	Copy of Leveraged Employee Stock Ownership Plan. (Note 1)

(10)d	Copy of the Company’s 1992 Stock Option Plan. (Note 2)

(10)e	Copy of the Company’s 2000 Stock Option Plan. (Note 5)

(10)e(1)	Copy of the Amendment to Stepan Company 2000 Stock Option Plan. (Note 10)

(10)e(2)	Copy of Form of Incentive Stock Option Agreement under Stepan Company 2000 Option Plan. (Note 10)

Exhibit No.	Description

(10)e(3)	Copy of Form of Non-Qualified Stock Option Agreement under Stepan Company 2000 Option Plan. (Note 10)

(10)e(4)	Copy of Form of Restricted Stock Agreement under 2000 Option Plan. (Note 14)

(10)e(5)	Copy of the First Amendment of the Stepan Company 2000 Stock Option Plan.
(Note 24)

(10)f

Copy of Settlement Agreement, which provided information with respect to the Company’s agreement with the United States regarding environmental remediation work to be completed at Stepan’s site in Maywood, New Jersey. (Note 9)

(10)g	Copy of Stepan Company 2006 Incentive Compensation Plan. (Note 15)

(10)g(1)	Copy of Form of Non-Employee Director Non-Qualified Stock Option Agreement under Stepan Company 2006 Incentive Compensation Plan. (Note 17)

(10)g(2)	Copy of Form of Incentive Stock Option Agreement under Stepan Company 2006 Incentive Compensation Plan. (Note 20)

(10)g(3)	Copy of Form of Non-Qualified Stock Option Agreement under Stepan Company 2006 Incentive Compensation Plan. (Note 20)

(10)g(4)	Copy of Form of Restricted Stock Agreement under Stepan Company 2006 Incentive Compensation Plan. (Note 20)

(10)g(5)	Copy of the First Amendment of the Stepan Company 2006 Incentive Compensation Plan. (Note 24)

(10)g(6)	Copy of the Second Amendment of the Stepan Company 2006 Incentive Compensation Plan. (Note 25)

(10)g(7)	Copy of the Third Amendment of the Stepan Company 2006 Incentive Compensation Plan. (Note 25)

(10)g(8)	Copy of the Fourth Amendment of the Stepan Company 2006 Incentive Compensation Plan. (Note 25)

(10)h	Copy of Stepan Company 2011 Incentive Compensation Plan. (Note 31)

(10)h(1)	Copy of Form of Non-Qualified Stock Option Agreement under the Stepan Company 2011 Incentive Compensation Plan. (Note 33)

(10)h(2)	Copy of Form of Incentive Stock Option Agreement under the Stepan Company 2011 Incentive Compensation Plan. (Note 33)

(10)h(3)	Copy of Form of Performance Grant Agreement under the Stepan Company 2011 Incentive Compensation Plan. (Note 33)

Exhibit No.	Description

(10)h(4)	Copy of Form of Non-Employee Director Non-Qualified Stock Option Agreement under the Stepan Company 2011 Incentive Compensation Plan. (Note 33)

(10)i	Copy of the Performance Award Deferred Compensation Plan (Effective January 1, 2008). (Note 23)

(10)j	Copy of Term Credit Agreement, dated as of June 26, 2008, with JP Morgan Chase Bank, N.A., Bank of America, N.A., and The Northern Trust Company. (Note 21)

(10)j(1)	Copy of Amended and Restated Term Credit Agreement, dated August 27, 2010.
(Note 28)

(10)k

Copy of Note Purchase Agreement, dated as of September 1, 2002, regarding 6.86% Senior Notes due September 1, 2015, with The Northwestern Mutual Life Insurance Company, Thrivent Financial for Lutherans, Connecticut General Life Insurance Company and MONY Life Insurance Company. (Note 6)

(10)l

Copy of Amended and Restated Note Agreement, dated as of December 1, 2002, regarding 6.59% Amended and Restated Senior Notes, due October 1, 2013 (amending Term Loan Agreement dated October 1, 1998, with the parties listed on Schedule I thereto. (Note 7)

(10)m	Copy of First Amendment, dated as of February 27, 2004, to Amended 1993 Note Agreement, Amended 1995 Note Agreement, Amended 1998 Note Agreement and 2002 Note Purchase Agreement. (Note 8)

(10)m(1)	Copy of Second Amendment, dated as of May 3, 2004, to Amended 1993 Note Agreement, Amended 1995 Note Agreement, Amended 1998 Note Agreement and 2002 Note Purchase Agreement. (Note 11)

(10)m(2)	Copy of Third Amendment, dated as of December 28, 2010, to Amended 1998 Note Agreement and 2002 Note Purchase Agreement. (Note 29)

(10)n

Copy of Note Purchase Agreement, dated as of September 29, 2005, regarding 5.69% Senior Notes due November 1, 2016, with Connecticut General Life Insurance Company, Life Insurance Company of North America, MONY Life Insurance Company, AXA Equitable Life Insurance Company and Horizon Blue Cross Blue Shield of New Jersey. (Note 12)

(10)n(1)

Copy of First Supplement to Note Purchase Agreement (September 29, 2005), dated as of June 1, 2010, regarding 5.88% Senior Notes due June 1, 2022, with The Prudential Insurance Company of America, Prudential Retirement Insurance and Annuity Company, Forethought Life Insurance Company, AXA Equitable Life Insurance Company, Connecticut General Life Insurance Company and Life Insurance Company of North America. (Note 27)

Exhibit No.	Description

(10)n(2)	Copy of First Amendment, dated as of October 25, 2011, to Note Purchase Agreement dated as of September 29, 2005. (Note 34)

(10)n(3)	Copy of Second Supplement to Note Purchase Agreement (September 29, 2005), dated as of November 1, 2011, regarding 4.86% Senior Notes due November 1, 2023. (Note 35)

(10)o	Copy of Credit Agreement, dated as of April 20, 2006, with JP Morgan Chase Bank, N.A., Bank of America, N.A. and Harris, N.A. (Note 16)

(10)p	Copy of Credit Agreement, dated as of August 27, 2010, with JP Morgan Chase Bank, N.A., Bank of America, N.A. and The Northern Trust Company. (Note 28)

(21)	Subsidiaries of Registrant at December 31, 2011.

(23)	Consent of Independent Registered Public Accounting Firm.

(24)	Power of Attorney.

(31.1)	Certification of President and Chief Executive Officer.

(31.2)	Certification of Vice President and Chief Financial Officer (Principal Financial Officer).

(32)

Certification of President and Chief Executive Officer (Principal Executive Officer) and Vice President and Chief Financial Officer (Principal Financial Officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101.INS)	— XBRL Instance Document (1)

(101.SCH)	— XBRL Taxonomy Extension Schema Document (1)

(101.CAL)	— XBRL Taxonomy Extension Calculation Linkbase Document (1)

(101.LAB)	— XBRL Taxonomy Extension Label Linkbase Document (1)

(101.PRE)	— XBRL Taxonomy Extension Presentation Linkbase Document (1)

(1) Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement of prospectus for purpose of section 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

Notes to Exhibit Index

Note No.

1.	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1989 (File No. 1-4462), and incorporated herein by reference.

2.	Filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1992 (File No. 1-4462), and incorporated herein by reference.

3.	Filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1992 (File No. 1-4462), and incorporated herein by reference.

4.	Filed with the Company’s Current Report on Form 8-K filed on April 28, 1993 (File No. 1-4462), and incorporated herein by reference.

5.	Filed with the Company’s Proxy Statement on Schedule 14A filed on March 30, 2000 (File No. 1-4462), and incorporated herein by reference.

6.	Filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 1-4462), and incorporated herein by reference.

7.	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-4462), and incorporated herein by reference.

8.	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-4462), and incorporated herein by reference.

9.	Filed with the Company’s Current Report on Form 8-K filed on November 18, 2004 (File No. 1-4462), and incorporated herein by reference.

10.	Filed with the Company’s Current Report on Form 8-K filed on December 23, 2004 (File No. 1-4462), and incorporated herein by reference.

11.	Filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 1-4462), and incorporated herein by reference.

12.	Filed with the Company’s Current report on Form 8-K filed on October 3, 2005 (File No. 1-4462), and incorporated herein by reference.

13.	Filed with the Company’s Current Report on Form 8-K filed on December 28, 2005 (File No. 1-4462), and incorporated herein by reference.

14.	Filed with the Company’s Current Report on Form 8-K filed on February 21, 2006 (File No. 1-4462), and incorporated herein by reference.

15.	Filed with the Company’s Proxy Statement on Schedule 14A filed on March 23, 2006 (File No. 1-4462), and incorporated herein by reference.

16.	Filed with the Company’s Current report on Form 8-K filed on April 26, 2006 (File No. 1-4462), and incorporated herein by reference.

Note No.

17.	Filed with the Company’s Current Report on Form 8-K filed on April 27, 2006 (File No. 1-4462), and incorporated herein by reference.

18.	Filed with the Company’s Current Report on Form 8-K filed on January 5, 2007, and incorporated herein by reference.

19.	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-4462), and incorporated herein by reference.

20.	Filed with the Company’s Current Report on Form 8-K filed on February 16, 2007, and incorporated herein by reference.

21.	Filed with the Company’s Current Report on Form 8-K filed on July 1, 2008, and incorporated herein by reference.

22.	Filed with the Company’s Current Report on Form 8-K filed on September 16, 2008, and incorporated herein by reference.

23.	Filed with the Company’s Current Report on Form 8-K filed on October 24, 2008, and incorporated herein by reference.

24.	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

25.	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, and incorporated herein by reference.

26.	Filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, and incorporated herein by reference.

27.	Filed with the Company’s Current Report on Form 8-K filed on June 3, 2010, and incorporated herein by reference.

28.	Filed with the Company’s Current Report on Form 8-K filed on September 2, 2010, and incorporated herein by reference.

29.	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, and incorporated herein by reference.

30.	Filed with the Company’s Current Report on Form 8-K filed on February 14, 2011, and incorporated herein by reference.

31.	Filed with the Company’s Definitive Proxy Statement on Schedule 14A filed on March 31, 2011, and incorporated herein by reference.

32.	Filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, and incorporated herein by reference.

33.	Filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, and incorporated herein by reference.

34.	Filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, and incorporated herein by reference.

35.	Filed with the Company’s Current Report on Form 8-K filed on November 1, 2011, and incorporated herein by reference.