Form 10-Q
period 2012-03-31
STEPAN CO
filed 2012-05-07
CIK 94049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2012
Common Stock, $1 par value	10,342,824 Shares

Part I FINANCIAL INFORMATION

Item 1 — Financial Statements

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Unaudited

	Three Months Ended March 31
(In thousands, except per share amounts)	2012	2011
Net Sales	$465,269	$422,598
Cost of Sales	388,485	360,812

Gross Profit	76,784	61,786

Operating Expenses:
Selling	13,651	10,830
Administrative	16,952	10,874
Research, development and technical services	10,781	10,231

	41,384	31,935

Operating Income	35,400	29,851

Other Income (Expense):
Interest, net	(2,604)	(2,063)
Loss from equity in joint ventures	(1,141)	(965)
Other, net (Note 12)	1,065	312

	(2,680)	(2,716)

Income Before Provision for Income Taxes	32,720	27,135
Provision for Income Taxes	10,356	8,319

Net Income	22,364	18,816

Net Income Attributable to Noncontrolling Interests (Note 2)	(62)	(55)

Net Income Attributable to Stepan Company	$22,302	$18,761

Net Income Per Common Share Attributable to Stepan Company (Note 9):
Basic	$2.11	$1.80

Diluted	$1.97	$1.68

Shares Used to Compute Net Income Per Common Share Attributable to Stepan Company (Note 9):
Basic	10,511	10,323

Diluted	11,321	11,169

Dividends Declared Per Common Share	$0.28	$0.26

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited

	Three Months Ended March 31
(In thousands)	2012	2011
Net income	$22,364	$18,816

Other comprehensive income:
Foreign currency translation adjustments	8,534	6,117
Pension liability adjustment, net of tax	582	523
Derivative instrument activity, net of tax	107	74

Other comprehensive income	9,223	6,714

Comprehensive income	31,587	25,530

Less: Comprehensive income attributable to noncontrolling interests	(137)	(69)

Comprehensive income attributable to Stepan Company	$31,450	$25,461

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(In thousands)	March 31, 2012	December 31, 2011
Assets
Current Assets:
Cash and cash equivalents	$64,646	$84,099
Receivables, net	288,143	260,784
Inventories (Note 6)	135,783	111,175
Deferred income taxes	9,345	8,769
Other current assets	16,798	14,915

Total current assets	514,715	479,742

Property, Plant and Equipment:
Cost	1,142,835	1,119,897
Less: accumulated depreciation	751,131	735,914

Property, plant and equipment, net	391,704	383,983

Goodwill, net	7,140	7,000
Other intangible assets, net	10,632	11,181
Long-term investments (Note 3)	13,863	12,464
Other non-current assets	6,715	6,748

Total assets	$944,769	$901,118

Liabilities and Equity
Current Liabilities:
Current maturities of long-term debt (Note 11)	$37,150	$34,487
Accounts payable	151,261	137,764
Accrued liabilities	59,203	60,975

Total current liabilities	247,614	233,226

Deferred income taxes	8,745	8,644

Long-term debt, less current maturities (Note 11)	163,840	164,967

Other non-current liabilities	89,888	88,816

Commitments and Contingencies (Note 7)

Equity:
5-1/2% convertible preferred stock, cumulative, voting, without par value; authorized 2,000,000 shares; issued and outstanding 518,293 shares in 2012 and in 2011	12,957	12,957
Common stock, $1 par value; authorized 30,000,000 shares; Issued 11,817,287 shares in 2012 and 11,709,312 shares in 2011	11,817	11,709
Additional paid-in capital	99,814	94,932
Accumulated other comprehensive loss	(32,140)	(41,485)
Retained earnings	385,523	366,293
Less: Common treasury stock, at cost, 1,482,657 shares in 2012 and 1,462,980 shares in 2011	(44,932)	(43,195)

Total Stepan Company stockholders’ equity	433,039	401,211

Noncontrolling interests (Note 2)	1,643	4,254

Total equity	434,682	405,465

Total liabilities and equity	$944,769	$901,118

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Three Months Ended March 31
(In thousands)	2012	2011
Cash Flows From Operating Activities
Net income	$22,364	$18,816
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,226	11,094
Deferred compensation	3,499	(380)
Realized and unrealized gain on long-term investments	(1,446)	(473)
Stock-based compensation	628	849
Deferred income taxes	(814)	1,654
Other non-cash items	916	(25)
Changes in assets and liabilities:
Receivables, net	(23,346)	(63,910)
Inventories	(23,222)	(21,027)
Other current assets	(1,691)	(983)
Accounts payable and accrued liabilities	18,054	31,044
Pension liabilities	(693)	(408)
Environmental and legal liabilities	376	(197)
Deferred revenues	(292)	(463)
Excess tax benefit from stock options and awards	(1,878)	(1,036)

Net Cash Provided By (Used In) Operating Activities	4,681	(25,445)

Cash Flows From Investing Activities
Expenditures for property, plant and equipment	(21,322)	(22,478)
Sale of mutual funds	535	1,487
Other, net	(1,582)	(1,704)

Net Cash Used In Investing Activities	(22,369)	(22,695)

Cash Flows From Financing Activities
Revolving debt and bank overdrafts, net	1,974	4,004
Build-to-suit obligation buyout	—	(12,206)
Other debt repayments	(1,458)	(385)
Dividends paid	(3,072)	(2,819)
Company stock repurchased	(500)	—
Stock option exercises	1,896	624
Excess tax benefit from stock options and awards	1,878	1,036
Payment to noncontrolling interest (Note 13)	(2,000)	—
Other, net	(1,258)	(1,293)

Net Cash Used in Financing Activities	(2,540)	(11,039)

Effect of Exchange Rate Changes on Cash	775	724

Net Decrease in Cash and Cash Equivalents	(19,453)	(58,455)
Cash and Cash Equivalents at Beginning of Period	84,099	111,198

Cash and Cash Equivalents at End of Period	$64,646	$52,743

Supplemental Cash Flow Information
Cash payments of income taxes, net of refunds	$3,635	$2,418

Cash payments of interest	$912	$1,084

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

Unaudited

1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements included herein have been prepared by Stepan Company (Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate and make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company’s financial position as of March 31, 2012, and its results of operations and cash flows for the three months ended March 31, 2012 and 2011, have been included. These financial statements and related footnotes should be read in conjunction with the financial statements and related footnotes included in the Company’s 2011 Form 10-K.

2.	RECONCILIATIONS OF EQUITY

Below are reconciliations of total equity, Company equity and equity attributable to noncontrolling interests for the three months ended March 31, 2012 and 2011:

(In thousands)	Total Equity	Stepan Company Equity	Noncontrolling Interests’ Equity (3)
Balance at January 1, 2012	$405,465	$401,211	$4,254
Net income	22,364	22,302	62
Purchase of remaining interest in Stepan Philippines, Inc. from noncontrolling interest	(2,000)	748	(2,748)
Dividends	(3,072)	(3,072)	—
Common stock purchases (1)	(1,761)	(1,761)	—
Stock option exercises	1,896	1,896	—
Defined benefit pension adjustments, net of tax	582	582	—
Translation adjustments	8,534	8,459	75
Derivative instrument activity, net of tax	107	107	—
Other (2)	2,567	2,567	—

Balance at March 31, 2012	$434,682	$433,039	$1,643

(In thousands)	Total Equity	Stepan Company Equity	Noncontrolling Interests’ Equity (3)
Balance at January 1, 2011	$353,071	$349,491	$3,580
Net income	18,816	18,761	55
Dividends	(2,819)	(2,819)	—
Common stock purchases (1)	(1,274)	(1,274)	—
Stock option exercises	624	624	—
Defined benefit pension adjustments, net of tax	523	523	—
Translation adjustments	6,117	6,103	14
Derivative instrument gain, net of tax	74	74	—
Other (2)	2,383	2,383	—

Balance at March 31, 2011	$377,515	$373,866	$3,649

(1)

Includes the value of Company shares purchased in the open market and the value of Company common shares tendered by employees to settle minimum statutory withholding taxes related to the receipt of performance awards and deferred compensation distributions.

(2)	Primarily comprised of activity related to stock-based compensation, deferred compensation and excess tax benefits.
(3)	Includes partners’ noncontrolling interests in the Company’s China and Philippines joint ventures.

3.	FINANCIAL INSTRUMENTS

The following are the financial instruments held by the Company at March 31, 2012, and December 31, 2011, and descriptions of the methods and assumptions used to estimate the instruments’ fair values:

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

Long-term investments

Long-term investments are the mutual fund assets the Company holds to fund a portion of its deferred compensation liabilities and all of its non-qualified supplemental executive defined contribution obligations (see the defined contribution plans section of Note 8). Fair value and carrying value were the same because the mutual fund assets were recorded at fair value in accordance with the fair value option rules set forth in the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 825, Financial Instruments. Fair values for the mutual funds were calculated using the published market price per unit at the reporting date multiplied by the number of units held at the reporting date. See the table that follows these financial instrument descriptions for the reported fair value of long-term investments.

Debt obligations

The Company’s primary source of long-term debt financing is unsecured private placement notes with fixed interest rates and maturities. The fair value of fixed interest rate debt comprised the combined present values of scheduled principal and interest payments for each of the various loans, individually discounted at rates equivalent to those which could be obtained by the Company for new debt issues with durations equal to the average life to maturity of each loan. The discount rates were based on applicable duration U.S. Treasury rates plus market interest rate spreads to borrowers with credit ratings equivalent to those of the Company. The fair values of the Company’s fixed-rate debt at March 31, 2012 and December 31, 2011, including current maturities, was estimated to be $176,956,000 and $176,872,000, respectively, compared to carrying values of $169,538,000 and $169,729,000, respectively.

Also included in debt as of March 31, 2012 and December 31, 2011, was term debt of the Company’s Philippine subsidiary, comprised of two bank loans guaranteed by the Company. Using the current market spread for loans to companies with credit ratings similar to the Company’s to discount the scheduled principal and interest payment outflows calculated under the contractual spreads, the Company estimates the combined fair value of these variable interest secured term loans at March 31, 2012, and December 31, 2011, to be approximately $6,797,000 and $7,504,000 respectively, versus carrying values of $6,623,000 and $7,313,000.

Debt as of March 31, 2012, included a variable rate term loan of the Company’s European subsidiary. By using current market spreads for loans to borrowers with credit ratings equivalent to the Company’s to discount the scheduled principal and interest payments calculated according to contractual spreads, the Company estimates the fair value of this variable rate term loan to be $6,020,000, compared to a carrying value of $6,004,000. At December 31, 2011, the fair value of the European term loan was $6,156,000, which was equal to the carrying value.

The fair values of the remaining Company debt obligations approximated their carrying values due to the short-term nature of the debt. The Company’s fair value measurements for debt fall in level 2 of the fair value hierarchy.

The following tables present financial assets and liabilities measured on a recurring basis at fair value as of March 31, 2012, and December 31, 2011, and the level within the fair value hierarchy in which the fair value measurements fall:

(In thousands)	March 2012	Level 1	Level 2	Level 3
Mutual fund assets	$13,863	$13,863	$—	$—
Derivative assets: (1)
Foreign currency contracts	40	—	40	—

Total assets at fair value	$13,903	$13,863	$40	$—

Derivative liabilities: (1)
Foreign currency contracts	$97	$—	$97	$—
Interest rate contracts	$50	$—	$50	$—

Total liabilities at fair value	$147	$—	$147	$—

(In thousands)	December 2011	Level 1	Level 2	Level 3
Mutual fund assets	$12,464	$12,464	$—	$—
Derivative assets: (1)
Foreign currency contracts	100	—	100	—

Total assets at fair value	$12,564	$12,464	$100	$—

Derivative liabilities: (1)
Foreign currency contracts	$52	$—	$52	$—
Interest rate contracts	$36	$—	$36	$—

Total liabilities at fair value	$88	$—	$88	$—

(1)	See Note 4 for the balance sheet locations of the derivative assets and liabilities.

4.	DERIVATIVE INSTRUMENTS

The Company is exposed to certain risks relating to its ongoing business operations. The primary risk managed by the use of derivative instruments is foreign currency exchange risk. The Company holds forward foreign currency exchange contracts that are not designated as any type of accounting hedge as defined by U.S. generally accepted accounting principles (although they are effectively economic hedges). The Company uses these contracts to manage its exposure to exchange rate fluctuations on certain Company subsidiary accounts receivable, accounts payable and other obligation balances that are denominated in currencies other than the entities’ functional currencies. The forward foreign exchange contracts are recognized on the balance sheet as either an asset or a liability measured at fair value. Gains and losses arising from recording the foreign exchange contracts at fair value are reported in earnings as offsets to the losses and gains reported in earnings arising from the re-measurement of the receivable and payable balances into the applicable functional currencies. At March 31, 2012, the Company had open forward foreign currency exchange contracts, with settlement dates of three months or less, to buy or sell foreign currencies with a U.S. dollar equivalent of $29,137,000. At December 31, 2011, the Company had open forward foreign currency exchange contracts, all with settlement dates of about one month, to buy or sell foreign currencies with a U.S. dollar equivalent of $26,627,000.

The Company also holds forward foreign currency exchange contracts that are designated as a cash flow hedge. The Company uses these contracts to manage the risks and related cash flow variability resulting from exposure to exchange rate fluctuations on forecasted progress payments related to a construction project undertaken in Singapore. The progress payments are denominated in a currency other than the Singapore location’s functional currency. The latest date through which the Company expects to hedge its exposure to the variability in cash flows for the progress payments is December 31, 2013. The forward foreign exchange contracts are recognized on the balance sheet as either an asset or a liability measured at fair value. Period-to-period changes in the fair value of the hedging instruments are recognized as gains or losses in other comprehensive income, to the extent effective. Once the constructed asset is complete and placed into service, the accumulated gains or losses will be reclassified out of accumulated other comprehensive income (AOCI) into earnings in the periods over which the asset is being depreciated. The amount in AOCI at March 31, 2012, that is expected to be reclassified into earnings in the next 12 months is approximately $10,000 of income. The Company had open forward foreign currency exchange contracts designated as cash flow hedges with U.S. dollar equivalent amounts of $1,984,000 and $5,266,000 at March 31, 2012, and December 31, 2011, respectively.

The Company is exposed to volatility in short-term interest rates and mitigates certain portions of that risk by using interest rate swaps. The interest rate swaps are recognized on the balance sheet as either an asset or a liability measured at fair value. The Company held interest rate swap contracts with notional values of $3,602,000 at March 31, 2012, and $3,694,000 at December 31, 2011, which were designated as cash flow hedges. Period-to-period changes in the fair value of interest rate swap contracts are recognized as gains or losses in other comprehensive income, to the extent effective. As each interest rate swap hedge contract is settled, the corresponding gain or loss is reclassified out of AOCI into earnings in that settlement period. The latest date through which the Company expects to hedge its exposure to the volatility of short-term interest rates is June 30, 2014.

The fair values of the derivative instruments held by the Company on March 31, 2012, and December 31, 2011, and derivative instrument gains and losses for the three month periods ended March 31, 2012 and 2011, were immaterial.

5.	STOCK-BASED COMPENSATION

On March 31, 2012, the Company had stock options outstanding under its 2000 Stock Option Plan, stock options and stock awards outstanding under its 2006 Incentive Compensation Plan and stock options, stock awards and stock appreciation rights (SARs) outstanding under its 2011 Incentive Compensation Plan. SARs, which were granted for the first time in 2012, cliff vest after two years of continuous service, settle in cash and expire ten years from the grant date. Because SARs are cash-settled, they are accounted for as liabilities that must be re-measured at fair value at the end of every reporting period until settlement. The Company uses the Black-Scholes option pricing model for determining the fair value of SARs. Compensation expense for each reporting period is based on the period-to-period change (or portion of the change, depending on the proportion of the vesting period that has been completed at the reporting date) in the fair value of the SARs

Compensation expense charged against income for all stock options, stock awards and SARs was $628,000 and $849,000 for the three months ended March 31, 2012 and 2011, respectively. Unrecognized compensation costs for stock options and stock awards were $1,580,000 and $3,903,000, respectively, at March 31, 2012, compared to $974,000 and $2,109,000, respectively, at December 31, 2011. Unrecognized compensation cost for SARs was $943,000 at March 31, 2012. The increase in unrecognized compensation costs for stock options, SARs and stock awards reflected the first quarter 2012 grants of 32,368 stock options, 29,451 stock awards and 32,368 SARs. The unrecognized compensation costs at March 31, 2012, are expected to be recognized over weighted-average periods of 1.4 years, 2.3 years and 1.9 years for stock options, stock awards and SARs, respectively.

6.	INVENTORIES

The composition of inventories was as follows:

(In thousands)	March 31, 2012	December 31, 2011
Finished products	$86,377	$73,076
Raw materials	49,406	38,099

Total inventories	$135,783	$111,175

Inventories are primarily priced using the last-in, first-out inventory valuation method. If the first-in, first-out inventory valuation method had been used for all inventories, inventory balances would have been approximately $43,164,000 and $43,954,000 higher than reported at March 31, 2012, and December 31, 2011, respectively.

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

At March 31, 2012, the Company has estimated a range of possible environmental and legal losses of $9.3 million to $29.0 million. At March 31, 2012, and December 31, 2011, the Company’s accrued liability for such losses, which represented the Company’s best estimate within the estimated range of possible environmental and legal losses, was $15.1 million and $14.6 million, respectively. The increase in the accrued liability reflected changes in the revised remediation cost estimates for three sites. During the first three months of 2012 cash outlays related to legal and environmental matters approximated $0.8 million compared to $0.7 million in the first three months of 2011.

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

Following are summaries of the material contingencies at March 31, 2012:

Maywood, New Jersey Site

The Company’s property in Maywood, New Jersey, and property formerly owned by the Company adjacent to its current site and other nearby properties (Maywood site) were listed on the National Priorities List in September 1993 pursuant to the provisions of CERCLA because of certain alleged chemical contamination. Pursuant to an Administrative Order on Consent entered into between USEPA and the Company for property formerly owned by the Company and the issuance of an order by USEPA to the Company for property currently owned by the Company, the Company has completed various Remedial Investigation Feasibility Studies (RI/FS) and is awaiting the issuance of a Record of Decision (ROD) from USEPA.

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

D’Imperio Property Site

During the mid-1970’s, Jerome Lightman and the Lightman Drum Company disposed of hazardous substances at several sites in New Jersey. The Company was named as a potentially responsible party (PRP) in the case United States v. Lightman (1:92-cv-4710 D.N.J.), which involved the D’Imperio Property Site located in New Jersey. In 2007, the Company reached an agreement with respect to the past costs and future allocation percentage in said litigation for costs related to the D’Imperio site, including costs to comply with USEPA’s Unilateral Administrative Orders. The resolution of the Company’s liability for this litigation did not have a material impact on the financial position, results of operations or cash flows of the Company. In the first quarter of 2012, the PRPs approved certain changes to remediation cost estimates, which were considered in the Company’s determination of its range of estimated possible losses and liability balance. The changes in range of possible losses and liability balance were immaterial.

Remediation work is continuing at this site. Based on current information, the Company believes that its recorded liability for claims associated with the D’Imperio site is adequate. However, actual costs could differ from current estimates.

Wilmington Site

The Company is currently contractually obligated to contribute to the response costs associated with the Company’s formerly-owned site at 51 Eames Street, Wilmington, Massachusetts. Remediation at this site is being managed by its current owner to whom the Company sold the property in 1980. Under the agreement, once total site remediation costs exceed certain levels, the Company is obligated to contribute up to five percent of future response costs associated with this site with no limitation on the ultimate amount of contributions. To date, the Company has paid the current owner $2.0 million for the

Company’s portion of environmental response costs through the fourth quarter of 2011 (the current owner of the site bills the Company one calendar quarter in arrears). The Company has recorded a liability for its portion of the estimated remediation costs for the site. Depending on the ultimate cost of the remediation at this site, the amount for which the Company is liable could differ from the current estimates.

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

Components of Net Periodic Benefit Cost

	UNITED STATES		UNITED KINGDOM
	Three Months Ended March 31		Three Months Ended March 31
(In thousands)	2012	2011	2012	2011
Interest cost	$1,736	$1,762	$209	$276
Expected return on plan assets	(2,102)	(2,012)	(220)	(261)
Amortization of net actuarial loss	931	785	11	51

Net periodic benefit cost	$565	$535	$—	$66

Employer Contributions

U.S. Plans

The Company expects to contribute approximately $6,698,000 to its U.S. qualified defined benefit pension plans in 2012 and to pay $268,000 in 2012 related to its unfunded non-qualified plans. As of March 31, 2012, $840,000 had been contributed to the qualified plans and $132,000 had been paid related to the non-qualified plans.

U.K. Plan

The Company’s United Kingdom subsidiary expects to contribute approximately $940,000 to its defined benefit pension plan in 2012. As of March 31, 2012, $281,000 had been contributed to the plan.

Defined Contribution Plans

The Company sponsors retirement savings defined contribution plans that cover U.S. and U.K. employees. The Company also sponsors a qualified profit sharing plan for its U.S. employees. The retirement savings and profit sharing defined contribution plans include a qualified plan and a non-qualified supplemental executive plan.

Defined contribution plan expenses for the Company’s retirement savings plan were $1,054,000 for the three months ended March 31, 2012, compared to $950,000 for three months ended March 31, 2011.

Expenses related to the Company’s profit sharing plan were $1,529,000 and $1,150,000, for the three months ended March 31, 2012 and 2011, respectively.

In July 2011, the Company established a rabbi trust to fund the obligations of its previously unfunded non-qualified supplemental executive defined contribution plans (supplemental plans). The trust comprises various mutual fund investments selected by the participants of the supplemental plans. In accordance with the accounting guidance for rabbi trust arrangements, the assets of the trust and the obligations of the supplemental plans are reported on the Company’s consolidated balance sheets. The Company elected the fair value option for the mutual fund investment assets so that offsetting changes in the mutual fund values and defined contribution plan obligations would be recorded in earnings in the same period. Therefore, the mutual funds are reported at fair value with any subsequent changes in fair value recorded in the statements of income. The liabilities related to the supplemental plans increase (i.e., supplemental plan expense is recognized) when the value of the trust assets appreciates and decrease when the value of the trust assets declines (i.e., supplemental plan income is recognized). At March 31, 2012, the balance of the trust assets was $1,483,000, which equaled the balance of the supplemental plan liabilities (see the long-term investments section in Note 3 for further information regarding the Company’s mutual fund assets).

9.	EARNINGS PER SHARE

Below are the computations of basic and diluted earnings per share for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31
(In thousands, except per share amounts)	2012	2011
Computation of Basic Earnings per Share
Net income attributable to Stepan Company	$22,302	$18,761
Deduct dividends on preferred stock	178	179

Income applicable to common stock	$22,124	$18,582

Weighted-average number of shares outstanding	10,511	10,323

Basic earnings per share	$2.11	$1.80

Computation of Diluted Earnings per Share
Net income attributable to Stepan Company	$22,302	$18,761

Weighted-average number of shares outstanding	10,511	10,323
Add weighted-average net shares issuable from assumed exercise of options (under treasury stock method) (1)	215	250
Add weighted-average net shares related to unvested stock awards (under treasury stock method)	3	2
Add weighted-average shares issuable from assumed conversion of convertible preferred stock	592	594

Weighted-average shares applicable to diluted earnings	11,321	11,169

Diluted earnings per share	$1.97	$1.68

(1)

Options to purchase 32,632 and 59,865 shares of Company common stock were not included in the computation of diluted earnings per share for the three months ended March 31, 2012 and March 31, 2011, respectively. The options’ exercise prices were greater than the average market price for the common stock and their effect would have been antidilutive.

10.	SEGMENT REPORTING

The Company has three reportable segments: surfactants, polymers and specialty products. Segment operating results for the three months ended March 31, 2012 and 2011, are summarized below:

(In thousands)	Surfactants	Polymers	Specialty Products	Segment Totals
For the three months ended March 31, 2012
Net sales	$347,156	$96,749	$21,364	$465,269
Operating income	32,992	11,751	3,895	48,638

For the three months ended March 31, 2011
Net sales	$324,885	$86,399	$11,314	$422,598
Operating income	28,164	6,365	3,264	37,793

Below are reconciliations of segment operating income to consolidated income before income taxes:

	Three Months Ended March 31
(In thousands)	2012	2011
Operating income segment totals	$48,638	$37,793
Unallocated corporate expenses (a)	(13,238)	(7,942)

Total operating income	35,400	29,851
Interest expense, net	(2,604)	(2,063)
Loss from equity in joint ventures	(1,141)	(965)
Other, net	1,065	312

Consolidated income before income taxes	$32,720	$27,135

(a)

Unallocated corporate expenses primarily comprise corporate administrative expenses (e.g., corporate finance, legal, human resources, information systems and deferred compensation) that are not included in segment operating income and not used to evaluate segment performance.

11.	DEBT

At March 31, 2012, and December 31, 2011, debt comprised the following:

(In thousands)	Maturity Dates	March 31, 2012	December 31, 2011
Unsecured private placement notes
4.86%	2017-2023	$65,000	$65,000
5.88%	2016-2022	40,000	40,000
5.69%	2012-2018	40,000	40,000
6.86%	2012-2015	17,142	17,142
6.59%	2012-2012	2,727	2,727
Debt of foreign subsidiaries
Secured bank term loans, foreign currency	2012-2016	12,047	12,496
Secured bank term loan, U.S. dollars	2012-2014	5,250	5,833
Other loans, foreign currency	2012-2015	18,824	16,256

Total debt		$200,990	$199,454
Less current maturities		37,150	34,487

Long-term debt		$163,840	$164,967

The Company has a $60,000,000 U.S. revolving credit agreement scheduled to expire in August 2013. The Company also maintains standby letters of credit under its workers’ compensation insurance agreements and for other purposes, as needed from time to time, which are issued under the revolving credit agreement. As of March 31, 2012, the Company had outstanding letters of credit totaling $2,742,000 and no outstanding debt under this agreement. There was $57,258,000 available under the revolving credit agreement as of March 31, 2012.

The various loan agreements contain provisions, which, among others, require maintenance of certain financial ratios and place limitations on additional debt, investments and payment of dividends. Based on the loan agreement provisions that place limitations on dividend payments, unrestricted retained earnings (i.e., retained earnings available for dividend distribution) were $202,182,000 and $184,738,000 at March 31, 2012, and December 31, 2011, respectively.

12.	OTHER, NET

Other, net in the consolidated statements of income included the following:

	Three Months Ended March 31
(In thousands)	2012	2011
Foreign exchange loss	$(385)	$(174)
Investment income	4	13
Realized and unrealized gain on investments	1,446	473

Other, net	$1,065	$312

13.	PURCHASE OF THE REMAINING INTEREST IN STEPAN PHILIPPINES INC.

On March 22, 2012, the Company purchased the remaining interest in Stepan Philippines, Inc. (SPI), increasing the Company’s ownership share from 88.8 percent to 100 percent. The Company paid $2,000,000 of cash to the holder of the noncontrolling interest in SPI to acquire the additional 11.2 percent. As a result of this transaction, the Company’s equity (additional paid-in capital) increased by $551,000. In addition, $197,000 of cumulative translation adjustments (gains) that previously had been allocated to the noncontrolling interest was reclassified to the Company’s AOCI.

14.	RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments result in common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (IFRSs), and do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices. The amendments in this update are effective during interim and annual periods beginning after December 15, 2011. Adoption of the new requirement did not have an effect on the Company’s financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. In this update, FASB eliminated the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments require that all non-owner changes in equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in this update are effective for fiscal years, and interim periods within these years, beginning after December 15, 2011. This date does not apply to the requirement for the presentation of reclassifications of items out of other comprehensive income to net income. This requirement has been deferred indefinitely by ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. Although adoption of the new requirement had an effect on the Company’s presentation of comprehensive income, it did not have an effect on the Company’s financial position, results of operations or cash flows.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which amends the guidance on testing goodwill for impairment. The new standard provides entities that are testing goodwill for impairment the option of performing a qualitative assessment before calculating the fair value of the reporting unit (i.e., step 1 of the goodwill impairment test). If an entity determines, on the basis of the qualitative assessment, that the fair value of the reporting unit is more likely than not (i.e., a likelihood of greater than 50 percent) less than the reporting unit’s carrying amount, the traditional two-step impairment test would be required. The ASU does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to test goodwill annually for impairment. Furthermore, the ASU does not amend the requirement to test goodwill for impairment between annual tests if events or circumstances warrant. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company is in the process of deciding whether it will use the qualitative assessment made available by this update for the Company’s 2012 annual goodwill impairment testing. Application of the option provided in this update will not have an effect on the Company’s financial position, results of operations or cash flows.

In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities. This update creates new disclosure requirements about the nature of an entity’s rights of setoff and related arrangements associated with its financial and derivative instruments. Entities are required to apply the new disclosure requirements for annual and interim reporting periods beginning on or after January 1, 2013. Retrospective application is required. Adoption of the new requirement will not have an effect on the Company’s financial position, results of operations or cash flows.

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

Forward-looking statements speak only as of the date they are made, and the Company does not undertake any obligation to update them to reflect changes that occur after that date. Factors that could cause actual results to differ materially include the items described in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Overview

The Company produces and sells intermediate chemicals that are used in a wide variety of applications worldwide. The overall business comprises three reportable segments:

•	Surfactants – Surfactants, which accounted for 74 percent of consolidated net sales in the first quarter of 2012, are principal ingredients in consumer and industrial cleaning products such as detergents for washing clothes, dishes, carpets, floors and walls, as well as shampoos, body washes, toothpastes and fabric softeners. Other applications include germicidal quaternary compounds, lubricating ingredients, emulsifiers (for spreading agricultural products), plastics and composites and biodiesel. Surfactants are manufactured at six North American sites (five in the U.S. and one in Canada), three European sites (United Kingdom, France and Germany), three Latin American sites (Mexico, Brazil and Colombia) and two Asian sites (Philippines and Singapore). The Company acquired controlling interest in Stepan Philippines Inc. (SPI) in the third quarter of 2010, bringing the Company’s total interest in the joint venture to 88.8 percent. On March 22, 2012, the Company purchased the remaining 11.2 percent interest for $2.0 million and, as of that date, owns 100 percent of SPI. In the third quarter of 2010, the Company purchased manufacturing assets in Jurong Island, Singapore, and initiated the development of a methyl esters plant in that location. Commercial production of methyl esters at the Singapore plant is expected in the second quarter of this year. The Company also holds a 50 percent ownership interest in a joint venture, TIORCO, LLC (TIORCO), that markets chemical solutions for increasing the production of crude oil and natural gas from existing fields. The joint venture is accounted for under the equity method, and its financial results are excluded from surfactant segment operating results. Profits on sales of the Company’s surfactants to enhanced oil recovery customers are included in surfactants segment results.

•	Polymers – Polymers, which accounted for 21 percent of consolidated net sales in the first quarter of 2012, include two primary product lines: polyols and phthalic anhydride. Polyols are used in the manufacture of rigid laminate insulation board for thermal insulation in the construction industry. Polyols are also a base raw material for flexible foams, coatings, adhesives, sealants and elastomers. Phthalic anhydride is used in unsaturated polyester resins, alkyd resins and plasticizers for applications in construction materials and components of automotive, boating and other consumer products. In addition, phthalic anhydride is used internally in the production of polyols. In the U.S., polymer product lines are manufactured at the Company’s Millsdale, Illinois, site. In Europe, polyols are manufactured at the Company’s subsidiaries in Germany and Poland. In Asia, polyols are produced at the Company’s 80-percent owned joint venture in Nanjing, China.

•	Specialty Products – Specialty products, which accounted for 5 percent of consolidated net sales in the first quarter of 2012, include flavors, emulsifiers and solubilizers used in the food and pharmaceutical industries. Specialty products are primarily manufactured at the Company’s Maywood, New Jersey, site. In the second quarter of 2011, the Company purchased three product lines from Lipid Nutrition B.V. (Lipid Nutrition), a part of Loders Croklaan B.V. The acquired product lines, which are produced at the Company’s Maywood, New Jersey, plant and outside contract manufacturers, provide a portfolio of nutritional fats for the food, supplement and nutrition industries.

All three segments have growth strategies that require investment outside of North America. The Company’s recent surfactant investments in Brazil and Singapore, polymer investments in Germany and Poland and specialty products investment in the Netherlands (Lipid Nutrition) have resulted in planned higher costs while facilitating the Company’s long-term growth strategies.

Deferred Compensation Plans

The accounting for the Company’s deferred compensation plans can cause period-to-period fluctuations in Company expenses and profits. Compensation expense results when the values of Company common stock and mutual fund investment assets held for the plans increase, and compensation income results when the values of Company common stock and mutual fund investment assets decline. The pretax effect of all deferred compensation-related activities (including realized and unrealized gains and losses on the mutual fund assets held to fund the deferred compensation obligations) and the income statement line items in which the effects of the activities were recorded as displayed in the following table:

	Income (Expense)
	For the Three Months Ended March 31		Increase
(In millions)	2012	2011	(Decrease)
Deferred Compensation (Administrative expense)	($3.5)	$0.4	($3.9	) (1)
Realized/Unrealized Gains on Investments (Other, net)	1.3	0.5	0.8

Pretax Income Effect	($2.2)	$0.9	($3.1)

(1)	See the Corporate Expenses section of this management’s discussion and analysis for details regarding the quarter-over-quarter change in deferred compensation expense.

Effects of Foreign Currency Translation

The Company’s foreign subsidiaries transact business and report financial results in their respective local currencies. As a result, foreign subsidiary income statements are translated into U.S. dollars at average foreign exchange rates appropriate for the reporting period. Because foreign exchange rates fluctuate against the U.S. dollar over time, foreign currency translation affects period-to-period comparisons of financial statement items (i.e., because foreign exchange rates fluctuate, similar period-to-period local currency results for a foreign subsidiary may translate into different U.S. dollar results). For the quarter ended March 31, 2012, the U.S. dollar strengthened against most of the foreign currencies in the locations where the Company does business when compared to the exchange rates for the quarter ended March 31, 2011. Consequently, reported net sales, expense and income amounts for the first quarter of 2012 were lower than they would have been had the foreign currency exchange rates remained constant with the rates for the first quarter of 2011. The following table presents the effects that foreign currency translation had on the quarter-over-quarter changes in consolidated net sales and various income line items between the quarters ended March 31, 2012 and 2011:

	Three Months Ended March 31			(Decrease) Due to Foreign
(In millions)	2012	2011	Increase	Translation
Net Sales	$465.3	$422.6	$42.7	($5.1)
Gross Profit	76.8	61.8	15.0	(0.6)
Operating Income	35.4	29.9	5.5	(0.3)
Pretax Income	32.7	27.1	5.6	(0.3)

RESULTS OF OPERATIONS

Three Months Ended March 31, 2012 and 2011

Summary

Net income attributable to the Company for the first quarter of 2012 increased 19 percent to $22.3 million, or $1.97 per diluted share, compared to $18.8 million, or $1.68 per diluted share, for the first quarter of 2011. Below is a summary discussion of the major factors leading to the quarter-over-quarter changes in net sales, profits and expenses. A detailed discussion of segment operating performance for the first quarter of 2012 follows the summary.

Consolidated net sales increased $42.7 million, or 10 percent, quarter over quarter. Higher average selling prices and sales volumes accounted for approximately $29.9 million and $17.9 million, respectively, of the increase. The unfavorable effects of foreign currency translation reduced the quarter-over-quarter net sales change by $5.1 million. The rise in average selling prices was primarily attributable to price increases resulting from higher quarter-over-quarter raw material costs and to a more favorable sales mix. Sales volume improved four percent, reflecting increases for all three segments.

Operating income for the first quarter of 2012 increased $5.5 million, or 19 percent, over operating income reported for the first quarter of 2011. Gross profit improved $15.0 million, or 24 percent, due to stronger margins and increased sales volumes. The effects of foreign currency translation reduced the gross profit increase by $0.6 million.

Operating expenses increased $9.4 million, or 30 percent. Deferred compensation expense accounted for $3.9 million of the increase. Excluding deferred compensation expense operating expenses rose $5.5 million, or 17 percent. The 17 percent increase is indicative of the Company’s current spending levels and is largely attributable to staffing increases to support growth initiatives in Brazil, Singapore and the Netherlands.

•

Administrative expenses increased $6.1 million, or 56 percent, primarily due to a $3.9 million increase in deferred compensation expense and a $0.7 million increase in legal and environmental expenses. Increases in the values of Company stock and mutual fund investments to which the deferred compensation obligation is tied led to the higher quarter-over-quarter deferred compensation expense. See the ‘Overview’ and ‘Corporate Expenses’ sections of this management discussion and analysis for further details. Legal and environmental expenses were up between quarters primarily as a result of changes in the revised remediation cost estimates for three sites at which the Company is involved. The remainder of the quarter-over-quarter change was largely attributable to higher foreign entity costs to support the Company’s global growth initiatives, including expenses related to the Company’s June 2011 acquisition of the Lipid Nutrition business.

•

Selling expenses increased $2.8 million, or 26 percent, quarter over quarter. Approximately $1.0 million of the change was due to added expense incurred to support the Lipid Nutrition business. North American salary and related fringe benefit expenses increased $0.7 million. Bad debt expense for European operations increased $0.4 million due to increased reserve requirements. Selling expenses in Brazil were $0.3 million higher quarter-over-quarter due mainly to increased personnel expenses resulting from higher staffing levels to support the Company’s growth initiatives in that country.

•	Research, development and technical service expenses were up $0.6 million, or five percent, quarter over quarter. Higher salary and related fringe benefit expenses drove the increase.

Net interest expense for the first quarter of 2012 was up $0.5 million, or 26 percent, over interest expense for the first quarter of 2011. Higher average debt levels led to the increase. In the fourth quarter of 2011, the Company secured $65 million of additional long-term notes to take advantage of current low interest rates and to support global growth initiatives.

Other, net was $1.1 million of income for the first quarter of 2012 compared to $0.3 million of income for the same quarter of 2011. A $1.0 million increase in investment related income for the Company’s deferred compensation and supplemental defined contribution mutual fund assets accounted for the quarter-over-quarter increase in other, net. Foreign exchange losses totaled $0.4 million in the first quarter of 2012 compared to $0.2 million for last year’s first quarter.

The effective tax rate was 31.7 percent for the first quarter of 2012 compared to 30.7 percent for the first quarter of 2011. The increase was primarily attributable to the expiration of the U.S. research and development credit.

Segment Results

(In thousands)	Surfactants	Polymers	Specialty Products	Segment Results	Corporate	Total
For the three months ended March 31, 2012
Net sales	$347,156	$96,749	$21,364	$465,269	—	$465,269
Operating income	32,992	11,751	3,895	48,638	(13,238)	35,400

For the three months ended March 31, 2011
Net sales	$324,885	$86,399	$11,314	$422,598	—	$422,598
Operating income	28,164	6,365	3,264	37,793	(7,942)	29,851

Surfactants

Surfactants net sales for the first quarter of 2012 increased $22.3 million, or seven percent, over net sales for the first quarter of 2011. Higher average selling prices and a four percent increase in sales volume accounted for approximately $14.3 million and $11.9 million, respectively, of the net sales change. The unfavorable effects of foreign currency translation reduced the quarter-over-quarter net sales change by $3.9 million. A quarter-over-quarter comparison of net sales by region follows:

	For the Three Months Ended		Increase	Percent
(In thousands)	March 31, 2012	March 31, 2011	(Decrease)	Change
North America	$224,517	$206,150	$18,367	+9
Europe	75,651	77,193	(1,542)	-2
Latin America	39,230	32,197	7,033	+22
Asia	7,758	9,345	(1,587)	-17

Total Surfactants Segment	$347,156	$324,885	$22,271	+7

Net sales for North American operations increased nine percent due to a six percent increase in average selling prices and a three percent increase in sales volume, which accounted for $12.4 million and $6.2 million, respectively, of the net sales change. The unfavorable effects of foreign currency translation reduced the quarter-over-quarter net sales change by $0.2 million. Average selling prices increased due to higher quarter-over-quarter average raw material costs and a more favorable mix of sales. The increase in sales volume was attributable primarily to an increase in sales of functional surfactants used in agricultural, oilfield and biodiesel applications.

Net sales for European operations decreased two percent due to the unfavorable effects of foreign currency translation and a two percent decline in average selling prices, which accounted for $2.2 million and $1.3 million, respectively, of the net sales decline. A three percent increase in sales volume offset the effects of translation and lower average selling prices by $2.0 million. A strengthening of the U.S. dollar against the European euro led to the foreign currency translation effect. Average selling prices fell in response to a short-lived decline in raw material costs. Stronger demand from distributors contributed to the sales volume increase.

Net sales for Latin American operations increased 22 percent as a result of a 20 percent increase in average selling prices and a six percent increase in sales volume, which accounted for $6.7 million and $2.0 million, respectively, of the quarter-over-quarter net sales change. The unfavorable effects of foreign currency translation reduced the net sales change by $1.7 million. The increase in average selling prices was attributable to increased raw material costs. The Brazil subsidiary accounted for about 70 percent of the quarter-over-quarter sales volume increase, as the Company benefited from its prior year capital expansion. Sales volumes for the subsidiaries in Mexico and Colombia were also up quarter over quarter.

Net sales for Asia operations declined 17 percent due to a drop in average selling prices partially offset by a 13 percent increase in sales volume. The decline in average selling prices was largely due to product mix.

Surfactants operating income for the first quarter of 2012 was $4.8 million (17 percent) higher than operating income for the first quarter of 2011. Gross profit increased $6.6 million principally due to improved sales volumes and margins. The effects of foreign currency translation reduced the quarter-over-quarter gross profit change by $0.4 million. Operating expenses increased $1.8 million, or nine percent. Quarter-over-quarter comparisons of gross profit by region and total segment operating expenses and operating income follow:

	For the Three Months Ended		Increase	Percent
(In thousands)	March 31, 2012	March 31, 2011	(Decrease)	Change
Gross Profit
North America	$42,252	$37,546	$4,706	+13
Europe	8,018	5,701	2,317	+41
Latin America	3,932	3,165	767	+24
Asia	(219)	971	(1,190)	NM

Total Surfactants Segment	$53,983	$47,383	$6,600	+14

Operating Expenses	20,991	19,219	1,772	+9

Operating Income	$32,992	$28,164	$4,828	+17

North American gross profit grew 13 percent quarter over quarter due to increased sales volume, improved sales mix and continued efforts to recover higher raw material costs in selling prices. The improved sales mix reflected higher sales volumes of functional surfactants.

Gross profit for European operations increased 41 percent largely due to improved unit margins and increased sales volume. Although average selling prices declined slightly quarter over quarter, average raw material costs fell to a greater degree, which led to improved comparative margins and enabled the Company to continue to recover margin lost due to raw material inflation in prior periods.

Gross profit for Latin American operations improved 24 percent primarily as a result of increased margins and sales volumes, particularly for the Brazil subsidiary. Lower unit manufacturing expenses led to the increased margins as the expanded Brazil plant operated more efficiently than it did last year when new equipment was placed into service.

Gross profit for Asia operations declined $1.2 million mainly due to start-up and preproduction expenses related to the new plant in Singapore. The new facility is expected to begin commercial operations in the second quarter of 2012. For the existing Philippines subsidiary, gross profit was down $0.3 million despite a thirteen percent increase in sales volume.

Operating expenses for the surfactants segment were up $1.8 million, or nine percent, quarter over quarter. Approximately $1.3 million of the increase was attributable to higher selling expenses. Most of the increase in selling expenses reflected increased staffing levels and related costs associated with the Company’s growth initiatives. Also contributing to the selling expense increase was European bad debt expense, which was up $0.4 million quarter-over-quarter primarily due to increased reserve requirements.

Polymers

Polymers net sales for the first quarter of 2012 increased $10.4 million, or 12 percent, over net sales for the first quarter of 2011. A seven percent increase in sales volume and higher average selling prices accounted for $5.9 million and $5.6 million, respectively, of the increase. The unfavorable effects of foreign currency translation reduced the quarter-over-quarter net sales change by $1.1 million. A quarter-over-quarter comparison of net sales by region is displayed below:

	For the Three Months Ended			Percent
(In thousands)	March 31, 2012	March 31, 2011	Increase	Change
North America	$60,624	$54,189	$6,435	+12
Europe	32,029	28,580	3,449	+12
Asia and Other	4,096	3,630	466	+13

Total Polymers Segment	$96,749	$86,399	$10,350	+12

Net sales for North American operations increased 12 percent due to an eight percent increase in average selling prices and a four percent increase in sales volume, which accounted for $4.2 million and $2.2 million, respectively, of the quarter-over-quarter growth in net sales. The higher average selling prices reflected increases in raw material costs, particularly for orthoxylene (the basic raw material in phthalic anhydride). Sales volume for polyols and phthalic anhydride increased seven percent and three percent, respectively. The polyol sales volume improvement resulted primarily from increased demand from existing rigid insulation board customers, due in part to mild late winter and early spring weather. Stronger demand from polyester resin customers and sales to a phthalic anhydride producer that was down for maintenance led to the increase in phthalic anhydride sales volume.

Net sales for European operations grew 12 percent due to a 12 percent increase in sales volume and a four percent increase in average selling prices, which accounted for $3.4 million and $1.3 million, respectively, of the net sales improvement. The effects of foreign currency translation reduced the effects of the higher sales volume and prices by $1.3 million. Most of the sales volume increase was attributable to new business for the Company’s Poland subsidiary, particularly for products used in adhesive applications.

Net sales for Asia and Other operations increased 13 percent quarter over quarter due to a 12 percent increase in sales volume. New business obtained by the Company’s China subsidiary led to the quarter-over-quarter growth in sales volume.

Polymer operating income for the first quarter of 2012 increased $5.4 million over operating income for the first quarter of 2011. Gross profit improved $6.3 million quarter-over-quarter, due largely to strong performance for both North American and European operations. Operating expenses increased $0.9 million, or 19 percent. Quarter-over-quarter comparisons of gross profit by region and total segment operating expenses and operating income follow:

	For the Three Months Ended			Percent
(In thousands)	March 31, 2012	March 31, 2011	Increase	Change
Gross Profit
North America	$11,786	$8,560	$3,226	+38
Europe	5,364	2,366	2,998	+127
Asia and Other	267	183	84	+46

Total Polymers Segment	$17,417	$11,109	$6,308	+57

Operating Expenses	5,666	4,744	922	+19

Operating Income	$11,751	$6,365	$5,386	+85

Gross profit for North American operations increased 38 percent due to improved unit margins and increased sales volume. Margins improved primarily due to lower manufacturing expenses and selling price increases that outpaced increasing raw material costs, thereby helping the business recover some margin lost in prior periods resulting from raw material cost inflation. Manufacturing expenses declined nine percent between quarters due to lower expenses for maintenance and utilities. In the second quarter of 2012, the polymer manufacturing plant will undergo a three-week maintenance shutdown, which will increase second quarter expenses.

Gross profit for European operations increased 127 percent, which was attributable to improved unit margins and sales volumes. The increase in unit margins primarily resulted from lower quarter-over-quarter raw material costs and elimination of outsourced volumes. Outsourced sales volume from the Company’s North American facility accounted for 17 percent of total sales volume in the first quarter of 2011. No outsourcing was done in the first quarter of 2012. As noted in prior filings, in May of 2011 one of two reactors in the German polyol plant sustained fire damage. The damaged equipment was repaired and placed back into service in the fourth quarter of 2011. Property insurance is expected to cover the repair costs. The potential benefit of any recovery under business interruption insurance will not be recorded until a settlement is finalized. The settlement has not yet been finalized.

The increase in gross profit for Asia and Other operations was due to the 12 percent improvement in sales volume. Local government officials in Nanjing, China, have informed the Company that its manufacturing facility in that city will need to be relocated. Although details as to the timing of the required move have not been finalized, the Company’s intention is to build a new facility in the Nanjing Chemical Industrial Park that will be operational in 2014. As a result, the Company has reduced the useful life of the current plant’s assets, thereby accelerating depreciation expense. The accelerated depreciation did not have a significant effect on first quarter 2012 profits, and is not expected to have a material effect on full year 2012 and 2013 earnings.

Operating expenses increased $0.9 million, or 19 percent, quarter-over-quarter. Most of the increase was attributable to administrative and selling expenses, each which rose by about $0.4 million. The increases in both areas were primarily attributable to the accumulation of a number of small quarter-over-quarter expense increases across all regions.

Specialty Products

Net sales for the first quarter of 2012 increased $10.1 million, or 89 percent, over net sales for the first quarter of 2011. The increase was attributable to the Lipid Nutrition product lines acquired in June 2011. Net sales for the other product lines remained unchanged between quarters. Gross profit was up $2.3 million quarter-over-quarter entirely due to the Lipid Nutrition product lines. Operating income improved $0.6 million, or 19 percent. Operating expenses increased $1.7 million as a result of costs associated with supporting the new business.

Corporate Expenses

Corporate expenses, which comprise operating expenses that are not allocated to the reportable segments, increased $5.3 million (67 percent) to $13.2 million for the first quarter of 2012 from $7.9 million for the same quarter of 2011. Increases in deferred compensation expense, legal and environmental expenses and patent and trademark filing costs accounted for $3.9 million, $0.7 million and $0.3 million of the increase, respectively. In the first quarter of 2012, the Company recorded $3.5 million of deferred compensation expense compared to $0.4 million of income for the first quarter of 2011. Increases in the values of Company stock and mutual fund investments to which the deferred compensation obligation is tied led to the higher quarter-over-quarter deferred compensation expense. For the first quarter of 2012, the value of Company stock increased $7.64 per share from $80.16 per share at December 31, 2011, to $87.80 per share at March 31, 2012. For last year’s first quarter, the Company’s common stock price declined $3.77 per share from $76.27 per share at December 31, 2010, to $72.50 per share at March 31, 2011. The accounting for the Company’s deferred compensation plans results in expense when the values of Company common stock and mutual fund investment assets held for the plans increase and income when the values of Company common stock and mutual funds decline. With respect to legal and environmental expenses, approximately $0.5 million of the noted increase was attributable to changes in the revised remediation cost estimates for three sites at which the Company is involved. General legal expenses were up $0.2 million quarter over quarter. The increase in patent and trademark filing costs was attributable to the Lipid Nutrition business acquired in June 2011 and other growth initiatives.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 2012, the Company used $19.5 million of available cash plus $0.5 million of net borrowings plus operating cash sources of $4.7 million to fund net investing cash outflows of $22.4 million and non-debt financing cash outflows of $3.1 million, with exchange rates increasing cash by $0.8 million. For the current year to date, net income increased by $3.5 million and working capital consumed $24.7 million less than during the comparable prior year period. Investing cash outflows decreased by $0.3 million year over year. Cash flows used for financing activities totaled $2.5 million for the current year to date compared to $11.0 million for the comparable period in 2011.

For the first quarter of 2012, accounts receivable comprised a cash use of $23.3 million versus a use of $63.9 million for first quarter of 2011. Inventories were a use of $23.2 million in 2012 versus a use of $21.0 million in 2011. Accounts payable and accrued liabilities were a source of $18.1 million in 2012 compared to a source of $31.0 million in 2011.

During 2012, the cost of raw materials has not had a major impact on working capital. However, during 2011 the rising cost of raw materials resulted in higher working capital with a significant impact on the Company’s overall cash flow. The Company’s working capital investment is heavily influenced by the cost of crude oil and natural oils, from which many of its raw materials are derived. Fluctuations in raw material costs translate directly to inventory carrying costs and indirectly to customer selling prices and accounts receivable.

The current year-to-date accounts receivable increase was driven by higher current quarter-end sales volumes, mainly for the final two months, versus the fourth quarter of 2011. Accounts receivable turnover did not change significantly between December 31, 2011, and March 31, 2012. The year-to-date inventory increase was driven by higher quantities to support customer service, partially offset by lower average costs. The Company has not changed its own payment practices related to its payables. It is management’s opinion that the Company’s liquidity is sufficient to provide for potential increases in working capital during the remainder of 2012.

Investing cash outflows for the first three months of 2012 totaled $22.4 million compared to $22.7 million for the comparable period in 2011. Capital spending for the current year period totaled $21.3 million versus $22.5 million for the comparable period in 2011. The Company liquidated $0.5 million of investments for benefit plan participant payouts in 2012 versus $1.5 million in 2011.

For full-year 2012, the Company estimates that capital spending will range from $100 million to $110 million including capacity expansions in Germany and Singapore.

The Company purchases its common shares in the open market from time to time to fund its own benefit plans and also to mitigate the dilutive effect of new shares issued under its benefit plans. The Company may also make open market repurchases as cash flows permit when, in management’s opinion, the Company’s shares are undervalued in the market. For the first three months of 2012, the Company purchased 5,915 common shares in the open market at a total cost of $0.5 million. As of March 31, 2012, there were 190,433 shares remaining under the current share repurchase authorization.

At March 31, 2012, the Company’s cash and cash equivalents totaled $64.6 million, including $25.8 million in two U.S. money market funds, each of which was rated AAA by Standard and Poor’s and Aaa by Moody’s. Cash in U.S. demand deposit accounts totaled $11.9 million and cash of the Company’s non-U.S. subsidiaries held outside the U.S. totaled $26.9 million at March 31, 2012.

Consolidated debt increased by $1.5 million for the current year to date, from $199.5 million to $201.0 million with foreign debt accounting for the entire increase. Net debt (which is defined as total debt minus cash) increased by $20.9 million for the first quarter of 2012, from $115.4 million to $136.3 million. As of March 31, 2012, the ratio of total debt to total debt plus shareholders’ equity was 31.6 percent compared to 33.0 percent as of December 31, 2011. At March 31, 2012, the ratio of net debt to net debt plus shareholders’ equity was 23.9 percent, compared to 22.1 percent at December 31, 2011.

As of March 31, 2012, the Company’s debt included $164.9 million of unsecured private placement loans with maturities extending from 2011 through 2023. These loans are the Company’s primary source of long-term debt financing and are supplemented by bank credit facilities to meet short and medium-term needs.

The Company maintains a committed $60.0 million revolving credit agreement with three U.S. banks. This unsecured facility is the Company’s primary source of short-term borrowings and is committed through August 27, 2013 with terms and conditions that are substantially equivalent to those of the Company’s other U.S. loan agreements. At March 31, 2012, the Company had outstanding letters of credit of $2.7 million under this agreement and no borrowings, with $57.3 million remaining available. The Company anticipates that cash from operations, committed credit facilities and cash on hand will be sufficient to fund anticipated capital expenditures, working capital, dividends and other planned financial commitments for the foreseeable future.

Certain foreign subsidiaries of the Company maintain term loans and short-term bank lines of credit in their respective local currencies to meet working capital requirements as well as to fund capital expenditure programs and acquisitions. As of March 31, 2012, the Company’s European subsidiaries had bank term loans of $10.7 million with maturities through 2016 and short-term bank debt of $18.8 million with remaining short-term borrowing capacity of $18.0 million. The Company’s Latin American subsidiaries had no outstanding debt, with $9.6 million of unused short-term borrowing capacity. The Company’s Philippine subsidiary had $6.6 million of bank term loans with maturities through 2014, which were guaranteed by the Company. The Company’s majority-owned joint venture in China had no debt with unused borrowing capacity of $9.6 million on bank credit lines guaranteed by the Company.

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

The Company was in compliance with all of its loan agreements as of March 31, 2012. Based on current projections, the Company believes it will be in compliance with its loan agreements throughout 2012.

ENVIRONMENTAL AND LEGAL MATTERS

The Company is subject to extensive federal, state and local environmental laws and regulations. Although the Company’s environmental policies and practices are designed to ensure compliance with these laws and regulations, future developments and increasingly stringent environmental regulation could require the Company to make additional unforeseen environmental expenditures. The Company will continue to invest in the equipment and facilities necessary to comply with existing and future regulations. During the first three months of 2012 and 2011, the Company’s expenditures for capital projects related to the environment were $0.4 million and $0.2 million, respectively. These projects are capitalized and depreciated over their estimated useful lives, which is typically 10 years. Recurring costs associated with the operation and maintenance of facilities for waste treatment and disposal and managing environmental compliance in ongoing operations at the Company’s manufacturing locations were $4.4 million and $3.8 million for the three months ended March 31, 2012 and 2011, respectively. While difficult to project, it is not anticipated that these recurring expenses will increase significantly in the future.

Over the years, the Company has received requests for information related to or has been named by the government as a potentially responsible party at a number of waste disposal sites where cleanup costs have been or may be incurred under CERCLA and similar state statutes. In addition, damages are being claimed against the Company in general liability actions for alleged personal injury or property damage in the case of some disposal and plant sites. The Company believes that it has made adequate provisions for the costs it may incur with respect to the sites. It is the Company’s accounting policy to record liabilities when environmental assessments and/or remedial efforts are probable and the cost or range of possible costs can be reasonably estimated. When no amount within the range is a better estimate than any other amount, the minimum is accrued. Some of the factors on which the Company bases its estimates include information provided by feasibility studies, potentially responsible party negotiations and the development of remedial action plans. After partial remediation payments at certain sites, the Company has estimated a range of possible environmental and legal losses of $9.3 million to $29.0 million at March 31, 2012, compared to $8.8 million to $28.6 million at December 31, 2011. At March 31, 2012, and December 31, 2011, the Company’s accrued liability for such losses, which represented the Company’s best estimate within the estimated range of possible environmental and legal losses, was $15.1 million and $14.6 million, respectively. The increases in the range of losses and the accrued liability reflected changes in the revised remediation cost estimates for three sites. During the first three months of 2012, cash outlays related to legal and environmental matters approximated $0.8 million compared to $0.7 million for the first three months of 2011.

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

OUTLOOK

The strong first quarter results reaffirm the Company’s strategy for growth from both global expansion and higher value added products. All three segments delivered record first quarter profits. The surfactants segment experienced continued growth in higher value functional surfactants used in agricultural and oilfield products. The expansion efforts in Brazil delivered solid earnings growth. The Singapore methyl ester plant is just coming on line and should begin shipping product during the second quarter.

The polymers segment delivered a record first quarter on continued growth of polyol product used in rigid foam insulation. The polyol plant expansion in Germany is operational. This new capacity will meet anticipated sales growth for the region. The polymer plant will complete its triennial maintenance shutdown in North American in the second quarter.

The Lipid Nutrition business acquired last year contributed to a record quarter for the specialty products segment. The Company looks forward to further synergies with its historic business.

The Company has an opportunity to build on its solid start and deliver significant earnings growth in 2012 as it continues to pursue long-term initiatives that deliver value for Company shareholders.

CRITICAL ACCOUNTING POLICIES

There have been no material changes to the critical accounting policies disclosed in the Company’s 2011 Annual Report on

Form 10-K.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the market risks disclosed in the Company’s 2011 Annual Report on Form 10-K.

Item 4 – Controls and Procedures

a.	Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures as of the end of the most recent fiscal quarter covered by this Form 10-Q, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) were effective as of March 31, 2012.

b.	Changes in Internal Control Over Financial Reporting

There were no changes in internal controls that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II OTHER INFORMATION

Item 1 – Legal Proceedings

There have been no material changes to the legal proceedings disclosed in the Company’s 2011 Annual Report on Form 10-K.

Item 1A – Risk Factors

There have been no material changes from the risk factors disclosed in the Company’s 2011 Annual Report on Form 10-K.

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds

Below is a summary by month of share purchases by the Company during the first quarter of 2012:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January	—		—	—	—
February	14,579	(a)	$86.53	—	—
March	5,915		$84.52	—	—

(a)	Represents shares of Company common stock tendered by employees to settle minimum statutory withholding taxes related to receipt of performance stock awards and deferred compensation distributions.

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Mine Safety Disclosures

Not applicable

Item 5 – Other Information

None

Item 6 – Exhibits

(a)	Exhibit 10(a)	—	Copy of Third Amendment of Stepan Company 2000 Stock Option Plan

(b)	Exhibit 10(b)	—	Copy of Fifth Amendment of Stepan Company 2006 Incentive Compensation Plan

(c)	Exhibit 10(c)	—	Copy of Form of Stepan Company 2011 Incentive Compensation Plan Stock Appreciation Rights Agreement, filed with the Company’s Current Report on Form 8-K on February 16, 2012, and incorporated herein by reference

(d)	Exhibit 31.1	—	Certification of President and Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)

(e)	Exhibit 31.2	—	Certification of Vice President and Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)

(f)	Exhibit 32	—	Certification pursuant to 18 U.S.C. Section 1350

(g)	Exhibit 101.INS	—	XBRL Instance Document (1)

(h)	Exhibit 101.SCH	—	XBRL Taxonomy Extension Schema Document (1)

(i)	Exhibit 101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document (1)

(j)	Exhibit 101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document (1)

(k)	Exhibit 101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document (1)

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
Date: May 7, 2012

/s/ J. E. Hurlbutt
J. E. Hurlbutt
Vice President and Chief Financial Officer