Form 10-Q
period 2012-06-30
STEPAN CO
filed 2012-08-03
CIK 94049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2012
Common Stock, $1 par value	10,369,660 Shares

Part I	FINANCIAL INFORMATION

Item 1 - Financial Statements

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Unaudited

(In thousands, except per share amounts)	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011

Net Sales	$470,231	$476,989	$935,500	$899,587
Cost of Sales	396,835	407,404	785,320	768,216

Gross Profit	73,396	69,585	150,180	131,371

Operating Expenses:
Selling	12,985	12,171	26,636	23,001
Administrative	14,086	12,680	31,038	23,554
Research, development and technical services	11,504	10,656	22,285	20,887

	38,575	35,507	79,959	67,442

Operating Income	34,821	34,078	70,221	63,929

Other Income (Expense):
Interest, net	(2,086)	(2,194)	(4,690)	(4,257)
Loss from equity in joint ventures	(1,300)	(805)	(2,441)	(1,770)
Other, net (Note 12)	83	253	1,148	565

	(3,303)	(2,746)	(5,983)	(5,462)

Income Before Provision for Income Taxes	31,518	31,332	64,238	58,467
Provision for Income Taxes	10,007	10,326	20,363	18,645

Net Income	21,511	21,006	43,875	39,822

Net Income Attributable to Noncontrolling Interests (Note 2)	(86)	(139)	(148)	(194)

Net Income Attributable to Stepan Company	$21,425	$20,867	$43,727	$39,628

Net Income Per Common Share Attributable to Stepan Company (Note 9):
Basic	$2.01	$2.00	$4.12	$3.80

Diluted	$1.89	$1.87	$3.85	$3.55

Shares Used to Compute Net Income Per Common Share Attributable to Stepan Company (Note 9):
Basic	10,550	10,345	10,537	10,335

Diluted	11,357	11,178	11,345	11,175

Dividends Declared Per Common Share	$0.28	$0.26	$0.56	$0.52

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited

(In thousands)	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011

Net income	$21,511	$21,006	$43,875	$39,822

Other comprehensive income (loss):
Foreign currency translation adjustments	(10,554)	3,964	(2,020)	10,081
Pension liability adjustment, net of tax	582	521	1,164	1,044
Derivative instrument activity, net of tax	(43)	315	64	389

Other comprehensive income (loss)	(10,015)	4,800	(792)	11,514

Comprehensive income	11,496	25,806	43,083	51,336

Less: Comprehensive income attributable to noncontrolling interests	(65)	(167)	(202)	(236)

Comprehensive income attributable to Stepan Company	$11,431	$25,639	$42,881	$51,100

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(In thousands)	June 30, 2012	December 31, 2011
Assets
Current Assets:
Cash and cash equivalents	$69,523	$84,099
Receivables, net	278,184	260,784
Inventories (Note 6)	137,852	111,175
Deferred income taxes	9,055	8,769
Other current assets	16,183	14,915

Total current assets	510,797	479,742

Property, Plant and Equipment:
Cost	1,152,600	1,119,897
Less: accumulated depreciation	756,661	735,914

Property, plant and equipment, net	395,939	383,983

Goodwill, net	7,038	7,000
Other intangible assets, net	9,940	11,181
Long-term investments (Note 3)	13,445	12,464
Other non-current assets	6,138	6,748

Total assets	$943,297	$901,118

Liabilities and Equity
Current Liabilities:
Current maturities of long-term debt (Note 11)	$33,294	$34,487
Accounts payable	140,604	137,764
Accrued liabilities	61,615	60,975

Total current liabilities	235,513	233,226

Deferred income taxes	9,990	8,644

Long-term debt, less current maturities (Note 11)	162,049	164,967

Other non-current liabilities	90,878	88,816

Commitments and Contingencies (Note 7)

Equity:
5-1/2% convertible preferred stock, cumulative, voting, without par value; authorized 2,000,000 shares; issued and outstanding 518,293 shares in 2012 and in 2011	12,957	12,957
Common stock, $1 par value; authorized 30,000,000 shares; Issued 11,831,942 shares in 2012 and 11,709,312 shares in 2011	11,832	11,709
Additional paid-in capital	101,564	94,932
Accumulated other comprehensive loss	(42,134)	(41,485)
Retained earnings	403,872	366,293
Less: Common treasury stock, at cost, 1,482,657 shares in 2012 and 1,462,980 shares in 2011	(44,932)	(43,195)

Total Stepan Company stockholders’ equity	443,159	401,211

Noncontrolling interests (Note 2)	1,708	4,254

Total equity	444,867	405,465

Total liabilities and equity	$943,297	$901,118

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(In thousands)	Six Months Ended June 30
	2012	2011
Cash Flows From Operating Activities
Net income	$43,875	$39,822
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,217	23,007
Deferred compensation	4,957	(709)
Realized and unrealized gain on long-term investments	(1,010)	(438)
Stock-based compensation	1,591	1,777
Deferred income taxes	538	4,846
Other non-cash items	2,669	1,083
Changes in assets and liabilities:
Receivables, net	(19,725)	(83,875)
Inventories	(27,978)	(55,088)
Other current assets	(1,150)	(3,586)
Accounts payable and accrued liabilities	12,303	55,151
Pension liabilities	(1,646)	(895)
Environmental and legal liabilities	(143)	(412)
Deferred revenues	(662)	(890)
Excess tax benefit from stock options and awards	(2,070)	(1,113)

Net Cash Provided By (Used In) Operating Activities	36,766	(21,320)

Cash Flows From Investing Activities
Expenditures for property, plant and equipment	(40,798)	(40,400)
Business acquisition	—	(13,562)
Sale of mutual funds	537	1,613
Other, net	(1,662)	(2,136)

Net Cash Used In Investing Activities	(41,923)	(54,485)

Cash Flows From Financing Activities
Revolving debt and bank overdrafts, net	(810)	9,738
Build-to-suit obligation buyout	—	(12,206)
Other debt repayments	(2,827)	(2,291)
Dividends paid	(6,148)	(5,638)
Company stock repurchased	(500)	(1,000)
Stock option exercises	2,320	889
Payment to noncontrolling interest (Note 13)	(2,000)	—
Excess tax benefit from stock options and awards	2,070	1,113
Other, net	(1,256)	(1,265)

Net Cash Used In Financing Activities	(9,151)	(10,660)

Effect of Exchange Rate Changes on Cash	(268)	866

Net Decrease in Cash and Cash Equivalents	(14,576)	(85,599)
Cash and Cash Equivalents at Beginning of Period	84,099	111,198

Cash and Cash Equivalents at End of Period	$69,523	$25,599

Supplemental Cash Flow Information
Cash payments of income taxes, net of refunds	$15,121	$9,832

Cash payments of interest	$5,216	$4,122

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

Unaudited

1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements included herein have been prepared by Stepan Company (Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate and make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company’s financial position as of June 30, 2012 and its results of operations for the three and six months ended June 30, 2012 and 2011, and cash flows for the six months ended June 30, 2012 and 2011, have been included. These financial statements and related footnotes should be read in conjunction with the financial statements and related footnotes included in the Company’s 2011 Form 10-K.

2.	RECONCILIATIONS OF EQUITY

Below are reconciliations of total equity, Company equity and equity attributable to the noncontrolling interests for the six months ended June 30, 2012 and 2011:

(In thousands)	Total Equity	Stepan Company Equity	Noncontrolling Interests’ Equity (3)

Balance at January 1, 2012	$405,465	$401,211	$4,254
Net income	43,875	43,727	148
Purchase of remaining interest in Stepan Philippines, Inc. from noncontrolling interest	(2,000)	748	(2,748)
Dividends	(6,148)	(6,148)	—
Common stock purchases (1)	(1,761)	(1,761)	—
Stock option exercises	2,320	2,320	—
Defined benefit pension adjustments, net of tax	1,164	1,164	—
Translation adjustments	(2,020)	(2,074)	54
Derivative instrument activity, net of tax	64	64	—
Other (2)	3,908	3,908	—

Balance at June 30, 2012	$444,867	$443,159	$1,708

(In thousands)	Total Equity	Stepan Company Equity	Noncontrolling Interests’ Equity (3)

Balance at January 1, 2011	$353,071	$349,491	$3,580
Net income	39,822	39,628	194
Dividends	(5,638)	(5,638)	—
Common stock purchases (1)	(2,274)	(2,274)	—
Stock option exercises	889	889	—
Defined benefit pension adjustments, net of tax	1,044	1,044	—
Translation adjustments	10,081	10,039	42
Derivative instrument gain, net of tax	389	389	—
Other (2)	3,603	3,603	—

Balance at June 30, 2011	$400,987	$397,171	$3,816

(1)

Includes the value of Company shares purchased in the open market and the value of Company common shares tendered by employees to settle minimum statutory withholding taxes related to the receipt of performance awards and deferred compensation distributions.

(2)	Primarily comprised of activity related to stock-based compensation, deferred compensation and excess tax benefits.
(3)

Includes partners’ noncontrolling interests in the Company’s China and Philippines joint ventures. See Note 13 for information regarding the Company’s purchase of the remaining ownership interest in the Philippine joint venture.

3.	FINANCIAL INSTRUMENTS

The following are the financial instruments held by the Company at June 30, 2012 and December 31, 2011, and descriptions of the methods and assumptions used to estimate the instruments’ fair values:

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

Debt obligations

The fair value of debt with original maturities greater than one year comprised the combined present values of scheduled principal and interest payments for each of the various loans, individually discounted at rates equivalent to those which could be obtained by the Company for new debt issues with durations equal to the average life to maturity of each loan. The fair values of the remaining Company debt obligations approximated their carrying values due to the short-term nature of the debt. The Company’s fair value measurements for debt fall in level 2 of the fair value hierarchy.

At June 30, 2012, and December 31, 2011, the fair value of debt and the related carrying values, including current maturities, were as follows:

(In thousands)
	June 30, 2012	December 31, 2011

Fair value	$206,391	$206,789

Carrying value	195,343	199,454

The following tables present financial assets and liabilities measured on a recurring basis at fair value as of June 30, 2012, and December 31, 2011, and the level within the fair value hierarchy in which the fair value measurements fall:

(In thousands)	June 2012	Level 1	Level 2	Level 3

Mutual fund assets	$13,445	$13,445	$—	$—
Derivative assets:
Foreign currency contracts	30	—	30	—

Total assets at fair value	$13,475	$13,445	$30	$—

Derivative liabilities:
Foreign currency contracts	$3	$—	$3	$—
Interest rate contracts	55	—	55	—

Total liabilities at fair value	$58	$—	$58	$—

(In thousands)	December 2011	Level 1	Level 2	Level 3

Mutual fund assets	$12,464	$12,464	$—	$—
Derivative assets:
Foreign currency contracts	100	—	100	—

Total assets at fair value	$12,564	$12,464	$100	$—

Derivative liabilities:
Foreign currency contracts	$52	$—	$52	$—
Interest rate contracts	36	—	36	—

Total liabilities at fair value	$88	$—	$88	$—

4.	DERIVATIVE INSTRUMENTS

The Company is exposed to certain risks relating to its ongoing business operations. The primary risk managed by the use of derivative instruments is foreign currency exchange risk. The Company holds forward foreign currency exchange contracts that are not designated as any type of accounting hedge as defined by U.S. generally accepted accounting principles (although they are effectively economic hedges). The Company uses these contracts to manage its exposure to exchange rate fluctuations on certain Company subsidiary accounts receivable, accounts payable and other obligation balances that are denominated in currencies other than the entities’ functional currencies. The forward foreign exchange contracts are recognized on the balance sheet as either an asset or a liability measured at fair value. Gains and losses arising from recording the foreign exchange contracts at fair value are reported in earnings as offsets to the losses and gains reported in earnings arising from the re-measurement of the receivable and payable balances into the applicable functional currencies. At June 30, 2012, the Company had open forward foreign currency exchange contracts, with settlement dates of about one month, to buy or sell foreign currencies with a U.S. dollar equivalent of $15,458,000. At

December 31, 2011, the Company had open forward foreign currency exchange contracts, all with settlement dates of about one month, to buy or sell foreign currencies with a U.S. dollar equivalent of $26,627,000.

The Company also holds forward foreign currency exchange contracts that are designated as a cash flow hedge. The Company uses these contracts to manage the risks and related cash flow variability resulting from exposure to exchange rate fluctuations on forecasted progress payments related to a construction project undertaken in Singapore. The progress payments are denominated in a currency other than the Singapore location’s functional currency. The latest date through which the Company expects to hedge its exposure to the variability in cash flows for the progress payments is December 31, 2013. The forward foreign exchange contracts are recognized on the balance sheet as either an asset or a liability measured at fair value. Period-to-period changes in the fair value of the hedging instruments are recognized as gains or losses in other comprehensive income, to the extent effective. Once the constructed asset is complete and placed into service, the accumulated gains or losses will be reclassified out of accumulated other comprehensive income (AOCI) into earnings in the periods over which the asset is being depreciated. The amount in AOCI at June 30, 2012, that is expected to be reclassified into earnings in the next 12 months is insignificant. The Company had open forward foreign currency exchange contracts designated as cash flow hedges with U.S. dollar equivalent amounts of $1,508,000 and $5,266,000 at June 30, 2012, and December 31, 2011, respectively.

The Company is exposed to volatility in short-term interest rates and mitigates certain portions of that risk by using interest rate swaps. The interest rate swaps are recognized on the balance sheet as either an asset or a liability measured at fair value. The Company held interest rate swap contracts with notional values of $3,229,000 at June 30, 2012, and $3,694,000 at December 31, 2011, which were designated as cash flow hedges. Period-to-period changes in the fair value of interest rate swap contracts are recognized as gains or losses in other comprehensive income, to the extent effective. As each interest rate swap hedge contract is settled, the corresponding gain or loss is reclassified out of AOCI into earnings in that settlement period. The latest date through which the Company expects to hedge its exposure to the volatility of short-term interest rates is June 30, 2014.

The fair values of the derivative instruments held by the Company on June 30, 2012, and December 31, 2011, and derivative instrument gains and losses and amounts reclassified out of AOCI into earnings for the three and six month periods ended June 30, 2012 and 2011, were immaterial.

5.	STOCK-BASED COMPENSATION

On June 30, 2012, the Company had stock options outstanding under its 2000 Stock Option Plan, stock options and stock awards outstanding under its 2006 Incentive Compensation Plan and stock options, stock awards and stock appreciation rights (SARs) outstanding under its 2011 Incentive Compensation Plan. SARs, which were granted for the first time in 2012, cliff vest after two years of continuous service, settle in cash and expire ten years from the grant date. Because SARs are cash-settled, they are accounted for as liabilities that must be re-measured at fair value at the end of every reporting period until settlement. The Company uses the Black-Scholes option pricing model for determining the fair value of SARs. Compensation expense for each reporting period is based on the period-to-period change (or portion of the change, depending on the proportion of the vesting period that has been completed at the reporting date) in the fair value of the SARs

Compensation expense charged against income for all stock options, stock awards and SARs was as follows:

(In thousands)
Three Months Ended June 30		Six Months Ended June 30
2012	2011	2012	2011
$963	$928	$1,591	$1,777

Unrecognized compensation costs for stock options, stock awards and SARs was as follows:

(In thousands)
	June 30, 2012	December 31, 2011
Stock options	$1,269	$974
Stock awards	3,220	2,109
SARs	910	—

The increase in unrecognized compensation costs for stock options, SARs and stock awards reflected the first quarter 2012 grants of 32,623 stock options, 29,729 stock awards and 32,623 SARs. The unrecognized compensation costs at June 30, 2012, are expected to be recognized over weighted-average periods of 1.2 years, 2.1 years and 1.6 years for stock options, stock awards and SARs, respectively.

6.	INVENTORIES

The composition of inventories was as follows:

(In thousands)	June 30, 2012	December 31, 2011

Finished products	$88,586	$73,076
Raw materials	49,266	38,099

Total inventories	$137,852	$111,175

Inventories are primarily priced using the last-in, first-out inventory valuation method. If the first-in, first-out inventory valuation method had been used for all inventories, inventory balances would have been approximately $42,614,000 and $43,954,000 higher than reported at June 30, 2012, and December 31, 2011, respectively.

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

At June 30, 2012, the Company has estimated a range of possible environmental and legal losses of $9.1 million to $28.9 million. At June 30, 2012, and December 31, 2011, the Company’s accrued liability for such losses, which represented the Company’s best estimate within the estimated range of possible environmental and legal losses, was $14.9 million and $14.6 million, respectively. During the first six months of 2012 cash outlays related to legal and environmental matters approximated $1.5 million compared to $2.7 million in the first six months of 2011.

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

Following are summaries of the material contingencies at June 30, 2012:

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

Wilmington Site

The Company is currently contractually obligated to contribute to the response costs associated with the Company’s formerly-owned site at 51 Eames Street, Wilmington, Massachusetts. Remediation at this site is being managed by its current owner to whom the Company sold the property in 1980. Under the agreement, once total site remediation costs exceed certain levels, the Company is obligated to contribute up to five percent of future response costs associated with this site with no limitation on the ultimate amount of contributions. To date, the Company has paid the current owner $2.0 million for the Company’s portion of environmental response costs through the first quarter of 2012 (the current owner of the site bills the Company one calendar quarter in arrears). The Company has recorded a liability for its portion of the estimated remediation costs for the site. Depending on the ultimate cost of the remediation at this site, the amount for which the Company is liable could differ from the current estimates.

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

Components of Net Periodic Benefit Cost

	UNITED STATES
(In thousands)	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011

Interest cost	$1,735	$1,761	$3,471	$3,523
Expected return on plan assets	(2,103)	(2,013)	(4,205)	(4,025)
Amortization of net loss	932	786	1,863	1,571

Net periodic benefit cost	$564	$534	$1,129	$1,069

	UNITED KINGDOM
(In thousands)	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011

Interest cost	$210	$279	$419	$555
Expected return on plan assets	(221)	(264)	(441)	(525)
Amortization of net loss	11	52	22	103

Net periodic benefit cost	$—	$67	$—	$133

Employer Contributions

U.S. Plans

The Company expects to contribute approximately $6,698,000 to its U.S. qualified defined benefit pension plans in 2012 and to pay $268,000 in 2012 related to its unfunded non-qualified plans. As of June 30, 2012, $2,120,000 had been contributed to the qualified plans and $152,000 had been paid related to the non-qualified plans.

U.K. Plan

The Company’s United Kingdom subsidiary expects to contribute approximately $940,000 to its defined benefit pension plan in 2012. As of June 30, 2012, $507,000 had been contributed to the plan.

Defined Contribution Plans

The Company sponsors retirement savings defined contribution plans that cover U.S. and U.K. employees. The Company also sponsors a qualified profit sharing plan for its U.S. employees. The retirement savings and profit sharing defined contribution plans include a qualified plan and a non-qualified supplemental executive plan.

Defined contribution plan expenses for the Company’s retirement savings plan were $1,058,000 and $2,112,000, respectively, for the three and six months ended June 30, 2012, compared to $1,005,000 and $1,955,000, respectively, for three and six months ended June 30, 2011.

Expenses related to the Company’s profit sharing plan were $1,352,000 and $2,881,000, respectively, for the three and six months ended June 30, 20112 compared to $1,510,000 and $2,660,000, respectively, for the three and six months ended June 30, 2011.

In July 2011, the Company established a rabbi trust to fund the obligations of its previously unfunded non-qualified supplemental executive defined contribution plans (supplemental plans). The trust comprises various mutual fund investments selected by the participants of the supplemental plans. In accordance with the accounting guidance for rabbi trust arrangements, the assets of the trust and the obligations of the supplemental plans are reported on the Company’s consolidated balance sheets. The Company elected the fair value option for the mutual fund investment assets so that offsetting changes in the mutual fund values and defined contribution plan obligations would be recorded in earnings in the same period. Therefore, the mutual funds are reported at fair value with any subsequent changes in fair value recorded in the statements of income. The liabilities related to the supplemental plans increase (i.e., supplemental plan expense is recognized) when the value of the trust assets appreciates and decrease when the value of the trust assets declines (i.e., supplemental plan income is recognized). At June 30, 2012, the balance of the trust assets was $1,429,000, which equaled the balance of the supplemental plan liabilities (see the long-term investments section in Note 3 for further information regarding the Company’s mutual fund assets).

9.	EARNINGS PER SHARE

Below is the computation of basic and diluted earnings per share for the three and six months ended June 30, 2012 and 2011.

(In thousands, except per share amounts)	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011

Computation of Basic Earnings per Share
Net income attributable to Stepan Company	$21,425	$20,867	$43,727	$39,628
Deduct dividends on preferred stock	177	179	355	358

Income applicable to common stock	$21,248	$20,688	$43,372	$39,270

Weighted-average number of common shares outstanding	10,550	10,345	10,537	10,335

Basic earnings per share	$2.01	$2.00	$4.12	$3.80

Computation of Diluted Earnings per Share
Net income attributable to Stepan Company	$21,425	$20,867	$43,727	$39,628

Weighted-average number of shares outstanding	10,550	10,345	10,537	10,335
Add weighted-average net shares issuable from assumed exercise of options (under treasury stock method) (1)	212	237	213	244
Add weighted-average net shares related to unvested stock awards (under treasury stock method)	3	2	3	2
Add weighted-average shares issuable from assumed conversion of convertible preferred stock	592	594	592	594

Weighted-average shares applicable to diluted earnings	11,357	11,178	11,345	11,175

Diluted earnings per share	$1.89	$1.87	$3.85	$3.55

(1)

Options to purchase 255 and 16,444 shares of common stock were not included in the computations of diluted earnings per share for the three and six months ended June 30, 2012, respectively. Options to purchase 63,167 and 61,516 shares of common stock were not included in the computations of diluted earnings per share for the three and six months ended June 30, 2011, respectively. The options’ exercise prices were greater than the average market price for the common stock and their effect would have been antidilutive.

10.	SEGMENT REPORTING

The Company has three reportable segments: surfactants, polymers and specialty products. Segment operating results for the three and six months ended June 30, 2012 and 2011 are summarized below:

(In thousands)	Surfactants	Polymers	Specialty Products	Segment Totals

For the three months ended June 30, 2012
Net sales	$335,114	$113,923	$21,194	$470,231
Operating income	31,024	11,775	3,395	46,194

For the three months ended June 30, 2011
Net sales	$343,767	$120,854	$12,368	$476,989
Operating income	24,693	15,064	3,485	43,242

For the six months ended June 30, 2012
Net sales	$682,270	$210,672	$42,558	$935,500
Operating income	64,016	23,526	7,290	94,832

For the six months ended June 30, 2011
Net sales	$668,652	$207,253	$23,682	$899,587
Operating income	52,857	21,429	6,749	81,035

Below are reconciliations of segment operating income to consolidated income before income taxes:

(In thousands)	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Operating income segment totals	$46,194	$43,242	$94,832	$81,035
Unallocated corporate expenses (1)	(11,373)	(9,164)	(24,611)	(17,106)

Total operating income	34,821	34,078	70,221	63,929
Interest expense, net	(2,086)	(2,194)	(4,690)	(4,257)
Loss from equity in joint ventures	(1,300)	(805)	(2,441)	(1,770)
Other, net	83	253	1,148	565

Consolidated income before income taxes	$31,518	$31,332	$64,238	$58,467

(1)

Unallocated corporate expenses primarily comprise corporate administrative expenses (e.g., corporate finance, legal, human resources, information systems and deferred compensation) that are not included in segment operating income and not used to evaluate segment performance.

11.	DEBT

At June 30, 2012, and December 31, 2011, debt comprised the following:

(In thousands)	Maturity Dates	June 30, 2012	December 31, 2011
Unsecured private placement notes
4.86%	2017-2023	$65,000	$65,000
5.88%	2016-2022	40,000	40,000
5.69%	2012-2018	40,000	40,000
6.86%	2012-2015	17,142	17,142
6.59%	2012-2012	2,727	2,727

Debt of foreign subsidiaries
Secured bank term loans, foreign currency	2012-2016	10,688	12,496
Secured bank term loan, U.S. dollars	2012-2014	4,667	5,833
Other loans, foreign currency	2012-2015	15,119	16,256

Total debt		$195,343	$199,454
Less current maturities		33,294	34,487

Long-term debt		$162,049	$164,967

The Company has a $60,000,000 U.S. revolving credit agreement scheduled to expire in August 2013. The Company also maintains standby letters of credit under its workers’ compensation insurance agreements and for other purposes, as needed from time to time, which are issued under the revolving credit agreement. As of June 30, 2012, the Company had outstanding letters of credit totaling $2,627,000 and no outstanding debt under this agreement. There was $57,373,000 available under the revolving credit agreement as of June 30, 2012.

The various loan agreements contain provisions, which, among others, require maintenance of certain financial ratios and place limitations on additional debt, investments and payment of dividends. Based on the loan agreement provisions that place limitations on dividend payments, unrestricted retained earnings (i.e., retained earnings available for dividend distribution) were $211,664,000 and $184,738,000 at June 30, 2012, and December 31, 2011, respectively.

12.	OTHER, NET

Other, net in the consolidated statements of income included the following:

(In thousands)	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Foreign exchange gain	$505	$279	$120	$105
Investment income	14	9	18	22
Realized and unrealized gain (loss) on investments	(436)	(35)	1,010	438

Other, net	$83	$253	$1,148	$565

13.	PURCHASE OF THE REMAINING INTEREST IN STEPAN PHILIPPINES INC.

On March 22, 2012, the Company purchased the remaining interest in Stepan Philippines, Inc. (SPI), increasing the Company’s ownership share from 88.8 percent to 100 percent. The Company paid $2,000,000 of cash to the holder of the noncontrolling interest to acquire the remaining interest in SPI. As a result of this transaction, the Company’s equity (additional paid-in capital) increased by $551,000. In addition, $197,000 of cumulative translation adjustments (gains) that previously had been allocated to the noncontrolling interest was reclassified to the Company’s AOCI.

14.	ACQUISITION

On June 23, 2011, the Company purchased the Clarinol®, Marinol®, and PinnoThin® product lines of Lipid Nutrition B.V., a part of Loders Croklaan B.V. The acquired product lines are included in the Company’s specialty products segment, and provide a portfolio of nutritional fats for the global food, supplement and nutrition industries. The acquisition purchase price was $13,562,000 of cash. In addition to the purchase price paid, the Company incurred $0.3 million of acquisition-related costs, including legal and consulting expenses, which were reflected in administrative expenses on the Company’s consolidated statement of income.

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

The acquired goodwill, which is allocated entirely to the Company’s specialty products segment, is deductable for tax purposes. The goodwill reflects the potential manufacturing and marketing synergies arising from combining the new product lines with the Company’s existing food and health services products. The weighted average amortization periods for the identifiable intangible assets at the time of acquisition were as follows: patents-12 years; customer lists-five years; and trademarks and know-how-five years. The purchase price allocation for the acquisition is final, and no purchase price allocation adjustments were made to the amounts originally recorded at the acquisition date.

Pro forma financial information has not been included because revenues and earnings of the Company’s consolidated entity would not have been materially different than reported had the acquisition date been January 1, 2011.

15.	RECENT ACCOUNTING PRONOUNCEMENTS

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

In September 2011, the FASB issued ASU No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which amends the guidance on testing goodwill for impairment. The new standard provides entities that are testing goodwill for impairment the option of performing a qualitative assessment before calculating the fair value of the reporting unit (i.e., step 1 of the goodwill impairment test). If an entity determines, on the basis of the qualitative assessment, that the fair value of the reporting unit is more likely than not (i.e., a likelihood of greater than 50 percent) less than the reporting unit’s carrying amount, the traditional two-step impairment test would be required. The ASU does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to test goodwill annually for impairment. Furthermore, the ASU does not amend the requirement to test goodwill for impairment between annual tests if events or circumstances warrant. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company did not employ the qualitative assessment made available by this update for the Company’s 2012 annual goodwill impairment testing. Application of the option provided in this update did not have an effect on the Company’s financial position, results of operations or cash flows.

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

In July 2012, the FASB issued ASU No. 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. The amendments in this update aim to simplify the impairment test for indefinite-lived intangible assets by permitting an entity the option to first to assess qualitative factors to determine whether it is more likely than not (defined as having a likelihood of more than 50 percent) that an indefinite-lived intangible asset is impaired as a basis for determining whether the quantitative impairment test included in Accounting Standards Codification Subtopic 350-30, Intangibles—Goodwill and Other—General Intangibles Other than Goodwill must be performed. The amendment is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company currently has no indefinite-lived intangible assets other than goodwill reported on its consolidated balance sheet. As such, adoption of this amendment is not expected to have an effect on the Company’s financial position, results of operations or cash flows.

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

Overview

The Company produces and sells intermediate chemicals that are used in a wide variety of applications worldwide. The overall business comprises three reportable segments:

•

Surfactants – Surfactants, which accounted for 72 percent of consolidated net sales in the first half of 2012, are principal ingredients in consumer and industrial cleaning products such as detergents for washing clothes, dishes, carpets, floors and walls, as well as shampoos, body washes, toothpastes and fabric softeners. Other applications include germicidal quaternary compounds, lubricating ingredients, emulsifiers (for spreading agricultural products), plastics and composites and biodiesel. Surfactants are manufactured at six North American sites (five in the U.S. and one in Canada), three European sites (United Kingdom, France and Germany), three Latin American sites (Mexico, Brazil and Colombia) and two Asian sites (Philippines and Singapore). The Company acquired controlling interest in Stepan Philippines Inc. (SPI) in the third quarter of 2010, bringing the Company’s total interest in the joint venture to 88.8 percent. On March 22, 2012, the Company purchased the remaining 11.2 percent interest for $2.0 million and, as of that date, owns 100 percent of SPI. The Company also holds a 50 percent ownership interest in a joint venture, TIORCO, LLC (TIORCO), that markets chemical solutions for increasing the production of crude oil and natural gas from existing fields. The joint venture is accounted for under the equity method, and its financial results are excluded from surfactant segment operating results. Profits on sales of the Company’s surfactants to enhanced oil recovery customers are included in surfactants segment results.

•

Polymers – Polymers, which accounted for 23 percent of consolidated net sales in the first half of 2012, include two primary product lines: polyols and phthalic anhydride. Polyols are used in the manufacture of rigid laminate insulation board for thermal insulation in the construction industry. Polyols are also a base raw material for flexible foams, coatings, adhesives, sealants and elastomers. Phthalic anhydride is used in unsaturated polyester resins, alkyd resins and plasticizers for applications in construction materials and components of automotive, boating and other consumer products. In addition, phthalic anhydride is used internally in the production of polyols. In the U.S., polymer product lines are manufactured at the Company’s Millsdale, Illinois, site. In Europe, polyols are manufactured at the Company’s subsidiaries in Germany and Poland. In Asia, polyols are produced at the Company’s 80-percent owned joint venture in Nanjing, China.

•

Specialty Products – Specialty products, which accounted for 5 percent of consolidated net sales in the first half of 2012, include flavors, emulsifiers and solubilizers used in the food and pharmaceutical industries. Specialty products are primarily manufactured at the Company’s Maywood, New Jersey, site. In the second quarter of 2011, the Company purchased three product lines from Lipid Nutrition B.V. (Lipid Nutrition), a part of Loders Croklaan B.V. The acquired product lines, which are produced at the Company’s Maywood, New Jersey, plant and outside contract manufacturers, provide a portfolio of nutritional fats for the food, supplement and nutrition industries.

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

(In millions)	Income (Expense) For the Three Months Ended June 30
	2012	2011	Increase (Decrease)
Deferred Compensation (Administrative expense)	$(1.5)	$0.3	$(1.8	)(1)
Realized/Unrealized Gains (Loss) on Investments (Other, net)	(0.3)	—	(0.3)

Pretax Income Effect	$(1.8)	$0.3	($2.1)

(In millions)	Income (Expense) For the Six Months Ended June 30
	2012	2011	Increase (Decrease)
Deferred Compensation (Administrative expense)	$(5.0)	$0.7	$(5.7	)(1)
Realized/Unrealized Gains on Investments (Other, net)	1.0	0.4	0.6

Pretax Income Effect	$(4.0)	$1.1	$(5.1)

(1)	See the Corporate Expenses section of this management’s discussion and analysis for details regarding the period-over-period changes in deferred compensation expense.

Effects of Foreign Currency Translation

The Company’s foreign subsidiaries transact business and report financial results in their respective local currencies. As a result, foreign subsidiary income statements are translated into U.S. dollars at average foreign exchange rates appropriate for the reporting period. Because foreign exchange rates fluctuate against the U.S. dollar over time, foreign currency translation affects period-to-period comparisons of financial statement items (i.e., because foreign exchange rates fluctuate, similar period-to-period local currency results for a foreign subsidiary may translate into different U.S. dollar results). For the three and six month periods ended June 30, 2012, the U.S. dollar strengthened against most of the foreign currencies in the locations where the Company does business when compared to the exchange rates for the three and six month periods ended June 30, 2011. Consequently, reported net sales, expense and income amounts for the second quarter and first half of 2012 were lower than they would have been had the foreign currency exchange rates remained constant with the rates for the same periods of 2011. The following tables present the effects that foreign currency translation had on the period-over-period changes in consolidated net sales and various income line items between the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30			(Decrease)
(In millions)	2012	2011	Increase (Decrease)	Due to Foreign Translation

Net Sales	$470.2	$477.0	$(6.8)	$(17.5)
Gross Profit	73.4	69.6	3.8	(2.3)
Operating Income	34.8	34.1	0.7	(1.2)
Pretax Income	31.5	31.3	0.2	(1.1)

	Six Months Ended June 30			(Decrease)
(In millions)	2012	2011	Increase	Due to Foreign Translation

Net Sales	$935.5	$899.6	$35.9	$(22.5)
Gross Profit	150.2	131.4	18.8	(2.9)
Operating Income	70.2	63.9	6.3	(1.5)
Pretax Income	64.2	58.5	5.7	(1.4)

RESULTS OF OPERATIONS

Three Months Ended June 30, 2012 and 2011

Summary

Net income attributable to the Company for the second quarter of 2012 increased three percent to $21.4 million, or $1.89 per diluted share, compared to $20.9 million, or $1.87 per diluted share, for the second quarter of 2011. Below is a summary discussion of the major factors leading to the quarter-over-quarter changes in net sales, profits and expenses. A detailed discussion of segment operating results for the second quarter of 2012 compared to the prior year quarter follows the summary.

Consolidated net sales declined $6.8 million, or one percent, quarter over quarter. The effects of foreign currency translation and a decline in average selling prices accounted for approximately $17.5 million and $12.1 million, respectively, of the decrease. Sales volume improved five percent, which offset the impact of currency translation and lower prices by $22.8 million. The decline in average selling prices reflected reduced quarter-over-quarter commodity raw material costs. The sales volume growth was driven by a six percent increase for the surfactants segment. Specialty products sales volume was up between quarters due to the Lipid Nutrition business that was acquired in June of 2011. Polymers sales volume declined one percent primarily due to lower phthalic anhydride sales.

Operating income for the second quarter of 2012 increased $0.7 million, or two percent, over operating income reported for the second quarter of 2011. Gross profit grew $3.8 million, or five percent, due to higher margins, improved sales mix and increased sales volumes, particularly for surfactants. Gross profit improved despite a $3.2 million decline in polymers gross profit and a $2.3 million quarter-over-quarter negative foreign currency translation impact. The polymers decrease was primarily due to the planned triennial maintenance shutdown at the Company’s North American polymer plant.

Operating expenses increased $3.1 million, or nine percent, between comparative quarters. The following summarizes the quarter-over-quarter changes in the individual income statement line items that comprise the Company’s operating expenses:

•

Administrative expenses increased $1.4 million, or 11 percent, primarily due to a $1.8 million increase in deferred compensation expense. An increase in the value of Company stock to which a large portion of the deferred compensation obligation is tied led to the higher quarter-over-quarter deferred compensation expense. See the ‘Overview’ and ‘Corporate Expenses’ sections of this management discussion and analysis for further details. The effects of foreign currency translation reduced the quarter-over-quarter change in administrative expenses by $0.4 million.

•

Selling expenses increased $0.8 million, or seven percent, quarter over quarter. Approximately $1.0 million of the change was due to added expense incurred to support the Lipid Nutrition business. Selling expenses in Brazil were $0.3 million higher quarter-over-quarter due mainly to increased personnel expenses resulting from higher staffing levels to support the Company’s growth initiatives in that country. The effects of foreign currency translation reduced the quarter-over-quarter selling expense change by $0.5 million.

•

Research, development and technical service expenses were up $0.8 million, or eight percent, quarter over quarter. Higher U.S. salary and fringe benefit expenses accounted for $0.4 million of the increase. There was also $0.2 million of additional Lipid Nutrition product development expenses (primarily personnel costs) in the current year quarter.

The loss from the Company’s 50-percent equity joint venture (TIORCO) increased $0.5 million between quarters primarily due to higher operating expenses.

Other, net was $0.1 million of income for the second quarter of 2012 compared to $0.3 million of income for the second quarter of 2011. A $0.4 million decrease in investment related income for the Company’s deferred compensation and supplemental defined contribution mutual fund assets, partially offset by a $0.2 million increase in foreign exchange gains, accounted for the quarter-over-quarter increase in other, net.

The effective tax rate was 31.8 percent for the second quarter ended June 30, 2012, compared to 33.0 percent for the second quarter ended June 30, 2011. The decrease was primarily attributable to a greater percentage of consolidated income being generated outside the U.S. where the effective tax rates are lower. This decrease was partially offset by the expiration of the U.S. research and development credit.

Segment Results

(In thousands)	Surfactants	Polymers	Specialty Products	Segment Results	Corporate	Total
For the three months ended June 30, 2012
Net sales	$335,114	$113,923	$21,194	$470,231	—	$470,231
Operating income	31,024	11,775	3,395	46,194	(11,373)	34,821

For the three months ended June 30, 2011
Net sales	$343,767	$120,854	$12,368	$476,989	—	$476,989
Operating income	24,693	15,064	3,485	43,242	(9,164)	34,078

Surfactants

Surfactants net sales for the second quarter of 2012 declined $8.7 million, or three percent, from net sales for the second quarter of 2011. Decreased average selling prices and the unfavorable effects of foreign currency translation accounted for approximately $17.1 million and $12.8 million, respectively, of the net sales change. Sales volume increased six percent quarter over quarter, which offset the effects of lower prices and foreign currency translation by $21.2 million.

A quarter-over-quarter comparison of net sales by region follows:

(In thousands)	For the Three Months Ended
	June 30, 2012	June 30, 2011	Increase (Decrease)	Percent Change
North America	$210,398	$216,648	$(6,250)	-3
Europe	71,419	79,706	(8,287)	-10
Latin America	38,984	34,721	4,263	+12
Asia	14,313	12,692	1,621	+13

Total Surfactants Segment	$335,114	$343,767	$(8,653)	-3

Net sales for North American operations declined three percent due to a four percent decrease in average selling prices and the unfavorable effects of foreign currency translation, which accounted for $9.5 million and $0.8 million, respectively, of the net sales change. Sales volume increased two percent quarter over quarter, which offset the effects of lower prices and foreign currency translation by $4.0 million. Average selling prices declined due to lower quarter-over-quarter average raw material costs, partially offset by a more favorable mix of sales. The increase in sales volume was attributable primarily to an increase in sales of functional surfactants used in agricultural and oilfield applications. The impact of increased functional products sales volume was reduced by declines in sales volumes for products used in laundry and cleaning and personal care applications.

Net sales for European operations declined 10 percent due to an 11 percent decrease in quarter-over-quarter average selling prices and the unfavorable effects of foreign currency translation, which accounted for $9.9 million and $6.6 million, respectively, of the net sales change. Sales volume increased 10 percent between quarters, which reduced the effects of lower prices and foreign currency translation by $8.2 million. Average selling prices fell as a result of raw material cost declines. A quarter-over-quarter weakening of the European euro and the British pound sterling against the U.S. dollar led to the foreign currency translation effect. Stronger demand for laundry and cleaning products, principally fabric softeners, led to the sales volume increase.

Net sales for Latin American operations increased 12 percent as a result of a 19 percent increase in average selling prices and a seven percent increase in sales volume, which accounted for $7.3 million and $2.5 million, respectively, of the quarter-over-quarter net sales change. The unfavorable effects of foreign currency translation reduced the net sales change by $5.5 million. The increase in average selling prices was primarily attributable to customer mix. The Brazil subsidiary accounted for most of the quarter-over-quarter sales volume increase, as the Company continued to benefit from its prior year capital expansion. A quarter-over-quarter weakening of the Brazilian real and the Mexican peso against the U.S. dollar accounted for the foreign currency translation effect.

Net sales for Asia operations increased 13 percent primarily due to improved sales volume. New business for the Philippines subsidiary drove the volume increase. The effect of the sales volume improvement was tempered by lower average selling prices that resulted largely from a change in sales mix.

Surfactants operating income for the second quarter of 2012 increased $6.3 million, or 26 percent, over operating income for the second quarter of 2011. Gross profit increased $5.9 million principally due to improved sales mix, margins and sales volume. The unfavorable effects of foreign currency translation reduced the quarter-over-quarter gross profit increase by $1.6 million. Operating expenses declined $0.5 million, or two percent. Quarter-over-quarter comparisons of gross profit by region and total segment operating expenses and operating income follow:

(In thousands)	For the Three Months Ended
	June 30, 2012	June 30, 2011	Increase (Decrease)	Percent Change
Gross Profit
North America	$38,663	$36,862	$1,801	+5
Europe	6,056	6,148	(92)	-1
Latin America	5,189	1,931	3,258	+169
Asia	1,812	928	884	+95

Total Surfactants Segment	$51,720	$45,869	$5,851	+13

Operating Expenses	20,696	21,176	(480)	-2

Operating Income	$31,024	$24,693	$6,331	+26

North American gross profit grew five percent quarter over quarter due to an improved sales mix and higher sales volume. Higher functional surfactant sales volumes led to the more favorable sales mix. Although average selling prices declined between quarters, average raw material costs fell to a greater degree, which led to improved comparative unit margins and enabled the Company to continue to recover margin lost due to raw material inflation in prior periods.

Gross profit for European operations declined one percent due to the unfavorable effects of foreign currency translation ($0.6 million) and a slight loss of margin caused by the lower average selling prices noted earlier. The positive impact of a 10 percent increase in sales volume largely offset the drop in profit attributable to currency translation and selling price reductions.

Gross profit for Latin American operations improved 169 percent. The quarter’s results benefited from a seven percent increase in sales volume and lower costs, as the prior year included one-time costs related to a delay in the start up of the Brazil subsidiary’s capacity expansion.

The increase in gross profit for Asia operations was principally due to an increase in sales volume. The start-up of the Singapore manufacturing site was delayed slightly. The new plant is in the final preparation and testing phase and is currently expected to commence commercial operations in July 2012.

Operating expenses for the surfactants segment declined $0.5 million, or two percent, quarter over quarter. The effects of foreign currency translation accounted for $0.8 million of the expense reduction. Therefore, excluding the currency impact, operating expenses were up $0.3 million, or two percent, between quarters. Higher research and development expenses accounted for the increase.

Polymers

Polymers net sales for the second quarter of 2012 declined $6.9 million, or six percent, from net sales for the same quarter of 2011. The effects of foreign currency translation, lower average selling prices and a one percent decrease in sales volume accounted for $4.7 million, $1.3 million and $0.9 million, respectively, of the decline. A quarter-over-quarter comparison of net sales by region is displayed below:

(In thousands)	For the Three Months Ended
	June 30, 2012	June 30, 2011	(Decrease)	Percent Change
North America	$71,319	$75,392	$(4,073)	-5
Europe	35,487	36,847	(1,360)	-4
Asia and Other	7,117	8,615	(1,498)	-17

Total Polymers Segment	$113,923	$120,854	$(6,931)	-6

Net sales for North American operations declined five percent due to a four percent decrease in sales volume and a two percent decrease in average selling prices, which accounted for $2.8 million and $1.3 million, respectively, of the quarter-over-quarter net sales drop. The sales volume decline was attributable to an eight percent decrease in phthalic anhydride sales. Reduced demand from plasticizer customers caused the decrease in phthalic anhydride sales volume. Higher phthalic anhydride selling prices, precipitated by increased quarter-over-quarter costs for orthoxylene (the raw material for phthalic anhydride), partially offset the effect of lower sales volume. Polyol sales volume was flat quarter over quarter, and average polyol selling prices declined due to lower raw material costs.

Net sales for European operations declined four percent due to the unfavorable effects of foreign currency translation ($4.9 million) offset by the impact of a 10 percent increase in sales volume ($3.5 million). A quarter-over-quarter weakening of the European euro and the Polish zloty against the U.S. dollar led to the foreign currency translation effect. The sales volume increase was attributable to new business for the Company’s Poland subsidiary, particularly for polyol products used in adhesive applications.

Net sales for Asia and Other operations declined 17 percent quarter over quarter due to a 14 percent decrease in sales volume and a seven percent decrease in average selling prices, which accounted for $1.2 million and $0.5 million, respectively, of the net sales change. The favorable effects of foreign currency translation lessened the quarter-over-quarter decline by $0.2 million. Lower demand from customers in Southeast Asia caused the drop in sales volume. Decreased raw material costs led to the decline in average selling prices.

Polymer operating income for the second quarter of 2012 declined $3.3 million, or 22 percent, from operating income for the second quarter of 2011. Gross profit fell $3.2 million, or 16 percent, quarter over quarter, largely due to maintenance and product outsourcing costs incurred during a planned maintenance shutdown of the phthalic anhydride plant completed in the quarter. The effects of foreign currency translation had a $0.7 million negative effect on the quarter-over-quarter change in gross profit. Operating expenses increased $0.1 million, or two percent. Quarter-over-quarter comparisons of gross profit by region and total segment operating expenses and operating income follow:

(In thousands)	For the Three Months Ended
	June 30, 2012	June 30, 2011	Increase (Decrease)	Percent Change
Gross Profit
North America	$11,398	$15,193	$(3,795)	-25
Europe	5,116	4,668	448	+10
Asia and Other	857	698	159	+23

Total Polymers Segment	$17,371	$20,559	$(3,188)	-16

Operating Expenses	5,596	5,495	101	+2

Operating Income	$11,775	$15,064	$(3,289)	-22

Gross profit for North American operations declined 25 percent primarily due to $2.0 million of increased plant expenses and outsourcing costs related to the planned triennial polymer plant maintenance shutdown. In addition, margins were negatively affected by higher average raw material costs, which resulted in an over $1.0 million decline in quarter-over-quarter gross profit.

Gross profit for European operations increased 10 percent as a result of improved unit margins and sales volumes. The unfavorable effects of foreign currency translation reduced the quarter-over-quarter gross profit increase by $0.7 million. The increase in unit margins primarily resulted from lower quarter-over-quarter raw material costs and elimination of outsourced volumes. Outsourced sales volume from the Company’s North American facility accounted for 18 percent of total sales volume in the second quarter of 2011.

The increase in gross profit for Asia and Other operations was entirely due to improved margins that more than offset the impact of lower sales volume. Margins improved as the result of lower raw material prices and improved product mix.

Operating expenses increased $0.1 million, or two percent, quarter-over-quarter. Increased selling ($0.2 million) and research and development ($0.2 million) expenses, partially offset by the effects of foreign currency translation ($0.2 million), accounted for most of the rise in operating expenses.

Specialty Products

Net sales for the second quarter of 2012 increased $8.8 million, or 71 percent, over net sales for the second quarter of 2011. The increase was attributable to the Lipid Nutrition product lines acquired in June 2011. Gross profit was up $1.1 million quarter-over-quarter due to the Lipid Nutrition product lines. Operating income declined $0.1 million, or three percent, due to a $1.2 million increase in operating expenses primarily related to costs associated with supporting the Lipid Nutrition business.

Corporate Expenses

Corporate expenses, which comprise operating expenses that are not allocated to the reportable segments, increased $2.2 million (24 percent) to $11.4 million for the second quarter of 2012 from $9.2 million for the second quarter of 2011. Deferred compensation expense accounted for $1.8 million of the quarter-over-quarter increase. In the second quarter of 2012, the Company recorded $1.5 million of deferred compensation expense compared to $0.3 million of income for the same quarter of 2011. Increases in the value of Company stock, to which a large portion of the deferred compensation obligation is tied, caused the higher quarter-over-quarter deferred compensation expense. For the second quarter of 2012, the value of Company stock increased $6.38 per share from $87.80 per share at March 31, 2012, to $94.18 per share at June 30, 2012. For the second quarter of 2011, the Company’s common stock price declined $1.60 per share from $72.50 per share at March 31, 2011, to $70.90 per share at June 30, 2011. The deferred compensation expense that resulted from the second quarter 2012 increase in the value of Company common stock was partially offset by a second quarter 2012 decline in the value of the mutual fund assets held for the plans. The accounting for the Company’s deferred compensation plans results in expense when the values of Company common stock and mutual fund investment assets held for the plans increase and income when the values of Company common stock and mutual funds decline.

Six Months Ended June 30, 2012 and 2011

Summary

Net income attributable to the Company for the first half of 2012 increased 10 percent to $43.7 million, or $3.85 per diluted share, compared to $39.6 million, or $3.55 per diluted share, for the first half of 2011. Below is a summary discussion of the major factors leading to the year-over-year changes in net sales, profits and expenses. A detailed discussion of segment operating results for the first half of 2012 follows the summary.

Consolidated net sales increased $35.9 million, or four percent, year over year. Higher sales volumes and average selling prices accounted for approximately $40.5 million and $17.9 million, respectively, of the increase. Foreign currency translation had a $22.5 million unfavorable effect on the year-over-year net sales change. Sales volume improved five percent between years, reflecting increases for all three segments. Higher year-over-year raw material costs and a more favorable sales mix accounted for the increase in average selling prices.

Operating income for the first half of 2012 improved $6.3 million, or 10 percent, over operating income reported for the same period of 2011. Gross profit increased $18.8 million, or 14 percent, due to better margins and higher sales volumes. All three segments contributed to the gross profit and operating income improvements. The effects of foreign currency translation reduced the gross profit increase by $2.9 million.

Operating expenses increased $12.5 million, or 19 percent, between comparative periods. The following summarizes the year-over-year changes in the individual income statement line items that comprise the Company’s operating expenses:

•

Administrative expenses increased $7.5 million, or 32 percent, due in large part to a $5.7 million increase in deferred compensation expense. Increases in the values of Company stock and mutual fund investments to which the deferred compensation obligation is tied led to the higher quarter-over-quarter deferred compensation expense. See the ‘Overview’ and ‘Corporate Expenses’ sections of this management discussion and analysis for further details. Patent and trademark filing fees were up $0.5 million between years to support the Lipid Nutrition business and other Company global growth initiatives. In addition to the foregoing, last year’s expenses were $0.5 million lower than usual due to the capitalization of normally expensed internal personnel costs to a software implementation project. The accumulation of small increases for a number of other expense items, including salary, travel and software maintenance costs, accounted for the remainder of the year-over-year change in administrative expenses. The effects of foreign currency translation reduced the year-over-year administrative expense change by $0.4 million.

•

Selling expenses were up $3.6 million, or 16 percent, between years. Approximately $2.0 million of the change was due to added expense incurred to support the Lipid Nutrition business. North American salary and related fringe benefit expenses increased $1.0 million. Selling expenses in Brazil were $0.6 million higher due mainly to increased personnel expenses resulting from higher staffing levels to support the Company’s growth initiatives in that country. Bad debt expense increased $0.5 million primarily due to increased reserve requirements for European operations. The effects of foreign currency translation reduced the year-over-year selling expense change by $0.7 million.

•

Research, development and technical service expenses increased $1.4 million, or seven percent, year over year. Higher U.S. salary and fringe benefit expenses accounted for $1.1 million of the increase. There was also $0.3 million of additional Lipid Nutrition product development expenses (primarily personnel costs) in the current year.

Net interest expense for the first half of 2012 was up $0.4 million, or 10 percent, over net interest expense for the first half of 2011. Higher average debt levels led to the increase. In the fourth quarter of 2011, the Company secured $65 million of additional long-term notes to take advantage of current low interest rates and to support global growth initiatives.

The loss from the Company’s 50-percent equity joint venture (TIORCO) increased $0.7 million year over year primarily due to higher operating expenses.

Other, net was $1.1 million of income for the first half of 2012 compared to $0.6 million of income for the same period of 2011. A $0.6 million increase in investment related income for the Company’s deferred compensation and supplemental defined contribution mutual fund assets accounted for the increase.

The effective tax rate was 31.7 percent for the first six months ended June 30, 2012, compared to 31.9 percent for the first six months ended June 30, 2011. The decrease was primarily attributable to a greater percentage of consolidated income being generated outside the U.S. where the effective tax rates are lower. This decrease was mostly offset by the expiration of the U.S. research and development credit.

Segment Results

(In thousands)	Surfactants	Polymers	Specialty Products	Segment Results	Corporate	Total
For the six months ended June 30, 2012
Net sales	$682,270	$210,672	$42,558	$935,500	—	$935,500
Operating income	64,016	23,526	7,290	94,832	(24,611)	70,221

For the six months ended June 30, 2011
Net sales	$668,652	$207,253	$23,682	$899,587	—	$899,587
Operating income	52,857	21,429	6,749	81,035	(17,106)	63,929

Surfactants

Surfactants net sales for the first half of 2012 increased $13.6 million, or two percent, over net sales for the same period of 2011. The increase was driven by a five percent increase in sales volume, which accounted for $32.8 million of the net sales change. The unfavorable effects of foreign currency translation and a decline in average selling prices reduced the year-over-year net sales change by $16.7 million and $2.5 million, respectively. A year-over-year comparison of net sales by region follows:

(In thousands)	For the Six Months Ended
	June 30, 2012	June 30, 2011	Increase (Decrease)	Percent Change
North America	$434,915	$422,798	$12,117	+3
Europe	147,070	156,899	(9,829)	-6
Latin America	78,214	66,918	11,296	+17
Asia	22,071	22,037	34	—

Total Surfactants Segment	$682,270	$668,652	$13,618	+2

Net sales for North American operations increased three percent due to a two percent increase in sales volume and a one percent increase in average selling prices, which accounted for $10.4 million and $2.7 million, respectively, of the net sales change. The unfavorable effects of foreign currency translation reduced the year-over-year net sales change by $1.0 million. An increase in sales of functional surfactants used in agricultural and oilfield applications, partially offset by a decline in sales volume of laundry and cleaning and personal care products, led to the sales volume increase. Average selling prices increased due to the higher mix of functional surfactants sales.

Net sales for European operations declined six percent due to a six percent decline in average selling prices and the unfavorable effects of foreign currency translation, which accounted for $10.8 million and $8.7 million, respectively, of the year-over-year net sales decline. A six percent increase in sales volume offset the effects of translation and lower average selling prices by $9.7 million. Average selling prices fell as a result of raw material cost decreases. A weakening of the European euro and British pound sterling against the U.S. dollar led to the foreign currency translation effect. Stronger demand for laundry and cleaning products, principally fabric softeners, led to the sales volume increase.

Net sales for Latin American operations increased 17 percent as a result of a 20 percent increase in average selling prices and a seven percent increase in sales volume, which accounted for $14.0 million and $4.5 million, respectively, of the year-over-year net sales change. The unfavorable effects of foreign currency translation reduced the net sales change by $7.2 million. Increased year-over-year raw material costs led to the higher average selling prices. The Brazil subsidiary accounted for about 87 percent of the year-over-year sales volume increase, as the Company benefited from its prior year capital expansion. A weakening of the Brazilian real and Mexico peso against the U.S. dollar led to the foreign currency translation effect.

Net sales for Asia operations were flat between years as a 32 percent increase in sales volume and a favorable currency translation effect were offset by a decline in average selling prices.

Surfactants operating income for the first half of 2012 increased $11.2 million, or 21 percent, over operating income for the first half of 2011. Gross profit increased $12.5 million mainly due to improved sales volumes, sales mix and margins. The effects of foreign currency translation reduced the year-over-year gross profit change by $2.0 million. Operating expenses increased $1.3 million, or three percent. Year-over-year comparisons of gross profit by region and total segment operating expenses and operating income follow:

(In thousands)	For the Six Months Ended
	June 30, 2012	June 30, 2011	Increase (Decrease)	Percent Change
Gross Profit
North America	$80,915	$74,408	$6,507	+9
Europe	14,074	11,849	2,225	+19
Latin America	9,121	5,096	4,025	+79
Asia	1,593	1,899	(306)	-16

Total Surfactants Segment	$105,703	$93,252	$12,451	+13

Operating Expenses	41,687	40,395	1,292	+3

Operating Income	$64,016	$52,857	$11,159	+21

Gross profit for North American operations increased nine percent between years due to increased unit sales margins and higher sales volume. A more favorable sales mix and lower year-over-year raw material costs drove the improvement. Higher functional surfactant sales volumes led to the more favorable sales mix.

Gross profit for European operations increased 19 percent largely due to improved unit margins and increased sales volume. Although average selling prices declined six percent year over year, average raw material costs fell to a greater degree, which led to improved comparative margins. The unfavorable effects of foreign currency translation reduced the year-over-year increase in gross profit by $0.9 million.

Gross profit for Latin American operations improved 79 percent primarily as a result of lower costs and higher sales volumes. The majority of the growth was attributable to Brazil. Lower costs led to the increased profit for Brazil, as gross profit for the first half 2011 was negatively affected by one-time costs related to a delay in the start up of the site’s capacity expansion.

Gross profit for Asia operations declined $0.3 million mainly due to start-up and preproduction expenses related to the new plant in Singapore, which offset the impact of higher sales volume for the Philippine subsidiary. The start-up of the Singapore manufacturing site was delayed slightly, and the new plant is currently expected to commence commercial operations in July 2012.

Operating expenses for the surfactants segment were up $1.3 million, or three percent, between years. Approximately $1.7 million of the increase was attributable to higher selling expenses, primarily resulting from increased staffing levels and related costs associated with the Company’s growth initiatives. Also contributing to the selling expense increase was European bad debt expense, which was up $0.5 million year over year primarily due to greater reserve requirements. Research and development expenses contributed $0.7 million to the rise in operating expenses. Higher salary and related fringe benefit expenses drove the research and development expense result. The effects of foreign currency translation reduced the year-over-year operating expense increase by $1.0 million.

Polymers

Polymers net sales for the first half of 2012 increased $3.4 million, or two percent, over net sales for the first half of 2011. A three percent improvement in sales volume and higher average selling prices accounted for $5.5 million and $3.7 million, respectively, of the increase. The unfavorable effects of foreign currency translation reduced the year-over-year net sales change by $5.8 million. A year-over-year comparison of net sales by region is displayed below:

(In thousands)	For the Six Months Ended
	June 30, 2012	June 30, 2011	Increase (Decrease)	Percent Change
North America	$131,943	$129,581	$2,362	+2
Europe	67,516	65,427	2,089	+3
Asia and Other	11,213	12,245	(1,032)	-8

Total Polymers Segment	$210,672	$207,253	$3,419	+2

Net sales for North American operations increased two percent due to a two percent increase in average selling prices. Sales volume declined less than one percent between years. The higher average selling prices reflected increases in phthalic anhydride raw material costs. Selling prices for polyols fell slightly between years as a result of lower raw material costs. Sales volume for polyols was up three percent year over year. Phthalic anhydride sales volume to external customers was down three percent, principally due to reduced demand from plasticizer customers.

Net sales for European operations improved three percent due to an 11 percent increase in sales volume and a two percent increase in average selling prices, which accounted for $7.0 million and $1.3 million, respectively, of the net sales increase. The effects of foreign currency translation reduced the effects of the higher sales volume and prices by $6.2 million. New polyol adhesive application business for the Poland subsidiary accounted for most of the year-over-year sales volume increase. Sales volume of polyol used in insulation applications was up one percent. Sales mix accounted for most of the increase in average selling prices.

Net sales for Asia and Other operations declined eight percent between years due to a six percent decrease in sales volume and a five percent decrease in average selling prices, which accounted for $0.7 million and $0.6 million, respectively, of the net sales change. The effects of foreign currency translation had a $0.3 million favorable effect on the year-over-year net sales change. Lower demand in Southeast Asia led to the drop in sales volume. Sales volume in China was slightly above 2011 levels. Decreased raw material costs led to the decline in average selling prices.

Polymers operating income for the first half of 2012 increased $2.1 million over operating income for the same period of 2011. Gross profit increased $3.1 million between years, due largely to higher European margins and volumes. The gross profit for the first half of 2012 was tempered by the impact of the second quarter planned triennial maintenance shutdown at the North American plant. Operating expenses increased $1.0 million, or 10 percent. Year-over-year comparisons of gross profit by region and total segment operating expenses and operating income follow:

(In thousands)	For the Six Months Ended
	June 30, 2012	June 30, 2011	Increase (Decrease)	Percent Change
Gross Profit
North America	$23,184	$23,753	$(569)	-2
Europe	10,480	7,034	3,446	+49
Asia and Other	1,124	881	243	+28

Total Polymers Segment	$34,788	$31,668	$3,120	+10

Operating Expenses	11,262	10,239	1,023	+10

Operating Income	$23,526	$21,429	$2,097	+10

Gross profit for North American operations declined two percent principally due to the effect of a planned maintenance shutdown taken in the second quarter of 2012. The shutdown resulted in approximately $2.0 million of additional second quarter costs due to higher plant expenses and the cost of outsourcing approximately 26 percent of the region’s second quarter external sales of phthalic anhydride.

Gross profit for European operations grew 49 percent, which was attributable to improved unit margins and sales volumes. The increase in unit margins reflected lower year-over-year raw material costs and the elimination of outsourced volumes. Outsourced sales volume from the Company’s North American facility accounted for 18 percent of total sales volume in the first half of 2011. Foreign currency translation had a $0.9 million negative effect on the year-over-year change in gross profit. As noted in prior filings, in May of 2011 one of two reactors in the German polyol plant sustained fire damage. The damaged equipment was repaired and placed back into service in the fourth quarter of 2011. Property insurance is expected to cover the repair costs. A partial settlement payment was received in the second quarter of the current year. The potential benefit of any recovery under business interruption insurance will not be recorded until a settlement is finalized, which has not yet occurred.

Gross profit for Asia and Other operations increased 28 percent despite a six percent decline in sales volume. The increase was primarily due to improved margins that more than offset the effect of lower sales volume. Margins improved as the result of better product mix and lower raw material prices. Local government officials in Nanjing, China, have informed the Company that its manufacturing facility in that city will need to be relocated. Although details as to the timing of the required move have not been finalized, the Company’s intention is to build a new facility in the Nanjing Chemical Industrial Park that will be operational in 2014. As a result, the Company has reduced the useful life of the current plant’s assets, thereby accelerating depreciation expense. The accelerated depreciation did not have a significant effect on profits for 2012, and is not expected to have a material effect on full year 2012 and 2013 earnings.

Operating expenses increased $1.0 million, or 10 percent, between years. Most of the increase was attributable to selling and administrative expenses, which rose by $0.7 million and $0.4 million, respectively. Increased bad debt expense accounted for $0.3 million of the higher selling costs. The remainder of the selling expense increase was attributable to a number of smaller year-over-year variances, including salary and fringe benefit expenses. The increase in administrative expenses was primarily attributable to the accumulation of a number of small year-over-year expense increases across all European subsidiaries. The effects of foreign currency translation reduced the year-over-year increase by $0.3 million.

Specialty Products

Net sales for the first half of 2012 increased $18.9 million, or 80 percent, over net sales for the first half of 2011. The increase was attributable to the Lipid Nutrition product lines acquired in June 2011. Gross profit was up $3.4 million year over year due to the Lipid Nutrition product lines. Operating income improved $0.5 million, or eight percent. Operating expenses increased $2.9 million mainly as a result of the additional expenses related to supporting the Lipid Nutrition business.

Corporate Expenses

Corporate expenses increased $7.5 million (44 percent) to $24.6 million for the first half of 2012 from $17.1 million for the first half of 2011. Increases in deferred compensation expense and patent and trademark filing costs accounted for $5.7 million and $0.5 million of the increase, respectively. In addition, last year’s expenses were reduced by the capitalization of $0.5 million of internal personnel costs related to a software implementation project.

With respect to deferred compensation, the Company recorded $5.0 million of expense in the first half of 2012 compared to $0.7 million of income for the same period of 2011. Increases in the values of Company stock and mutual fund investments to which the deferred compensation obligation is tied led to the higher year-over-year deferred compensation expense. For 2012, the value of Company stock increased $14.02 per share from $80.16 per share at December 31, 2011, to $94.18 per share at June 30, 2012. For 2011, the Company’s common stock price declined $5.37 per share from $76.27 per share at December 31, 2010, to $70.90 per share at June 30, 2011.

The increase in patent and trademark filing costs was attributable to the Lipid Nutrition business acquired in June 2011 and other growth initiatives. The remainder of the year-over-year corporate expense increase resulted from the accumulation of numerous items including salary, travel and software maintenance expenses.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 2012, the Company used operating cash sources of $36.8 million plus $14.6 million of available cash to fund net investing cash outflows of $41.9 million and non-debt financing cash outflows of $5.5 million, with exchange rates decreasing cash by $0.3 million. For the current year to date, net income increased by $4.1 million and working capital consumed $50.8 million less than during the comparable period in 2011. Cash used for investing activities decreased by $12.6 million year over year. Cash flows used for financing activities totaled $9.2 million for the current year to date compared to $10.7 million for the comparable year-ago period.

For the year to date, accounts receivable were a $19.7 million use versus an $83.9 million use for the same period in 2011. Inventories comprised a use of $28.0 million in 2012 versus a use of $55.1 million in 2011. Accounts payable and accrued liabilities were a source of $12.3 million in 2012 versus a source of $55.2 million in 2011.

For the first six months of 2012, lower raw material costs moderated working capital increases that were mainly driven by higher volumes for the current year quarter compared to the fourth quarter of 2011. By comparison, during the first half of 2011 the rising cost of raw materials resulted in higher working capital with a significant impact on the Company’s overall cash flow. The Company’s working capital investment is heavily influenced by the cost of crude oil and natural oils, from which many of its raw materials are derived. Fluctuations in raw material costs translate directly to inventory carrying costs and indirectly to customer selling prices and accounts receivable.

The current year-to-date accounts receivable increase was driven by higher current quarter volumes compared to the fourth quarter of 2011. Accounts receivable turnover did not change significantly between December 31, 2011, and June 30, 2012. The year-to-date inventory increase was driven by higher quantities to support customer service, partially offset by lower average costs. The Company has not changed its own payment practices related to its payables. It is management’s opinion that the Company’s liquidity is sufficient to provide for potential increases in working capital during the remainder of 2012.

Investing cash outflows for the first half of 2012 totaled $41.9 million compared to $54.5 million for the comparable period in 2011. Capital expenditures for the current year period totaled $40.8 million versus $40.4 million for the comparable year-ago period. Prior year investing cash outflows included $13.6 million for the purchase of certain product lines of Lipid Nutrition B.V., a part of Loders Croklaan B.V. The Company liquidated $0.5 million of investments for benefit plan participant payouts in 2012 versus $1.6 million in 2011.

For full-year 2012, the Company estimates that capital spending will range from $90 million to $100 million including capacity expansions in Germany and Singapore.

The Company purchases its common shares in the open market from time to time to fund its own benefit plans and also to mitigate the dilutive effect of new shares issued under its benefit plans. The Company may also make open market repurchases as cash flows permit when, in management’s opinion, the Company’s shares are undervalued in the market. For the first six months of 2012, the Company purchased 5,915 common shares in the open market at a total cost of $0.5 million. As of June 30, 2012, there were 190,433 shares remaining under the current share repurchase authorization.

As of June 30, 2012, the Company’s cash and cash equivalents totaled $69.5 million, including $21.4 million in two U.S. money market funds, each of which was rated AAA by Standard and Poor’s and Aaa by Moody’s. Cash in U.S. demand deposit accounts totaled $11.5 million and cash of the Company’s non-U.S. subsidiaries held outside the U.S. totaled $36.6 million at June 30, 2012.

Consolidated debt decreased by $4.2 million for the current year to date, from $199.5 million to $195.3 million with foreign debt accounting for the entire decrease. Net debt (which is defined as total debt minus cash) increased by $10.4 million for the first six months of 2012, from $115.4 million to $125.8 million. At June 30, 2012, the ratio of total debt to total debt plus shareholders’ equity was 30.5 percent compared to 33.0 percent as of December 31, 2011. As of June 30, 2012, the ratio of net debt to net debt plus shareholders’ equity was 22.0 percent, compared to 22.1 percent at December 31, 2011.

At June 30, 2012, the Company’s debt included $164.9 million of unsecured private placement loans with maturities extending from 2012 through 2023. These loans are the Company’s primary source of long-term debt financing and are supplemented by bank credit facilities to meet short and medium-term needs.

The Company maintains a committed $60.0 million revolving credit agreement with three U.S. banks. This unsecured facility is the Company’s primary source of short-term borrowings and is committed through August 27, 2013 with terms and conditions that are substantially equivalent to those of the Company’s other U.S. loan agreements. At June 30, 2012, the Company had outstanding letters of credit of $2.6 million under this agreement and no borrowings, with $57.4 million remaining available. The Company anticipates that cash from operations, committed credit facilities and cash on hand will be sufficient to fund anticipated capital expenditures, working capital, dividends and other planned financial commitments for the foreseeable future.

Certain foreign subsidiaries of the Company maintain term loans and short-term bank lines of credit in their respective local currencies to meet working capital requirements as well as to fund capital expenditure programs and acquisitions. As of June 30, 2012, the Company’s European subsidiaries had bank term loans of $9.5 million with maturities through 2016 and short-term bank debt of $15.0 million with remaining short-term borrowing capacity of $20.1 million. The Company’s Latin American subsidiaries had short-term bank debt of $0.1 million, with $9.4 million of unused short-term borrowing capacity. The Company’s Philippine subsidiary had $5.9 million of bank term loans with maturities through 2014, which were guaranteed by the Company. The Company’s majority-owned joint venture in China had no debt with unused borrowing capacity of $5.8 million on bank credit lines guaranteed by the Company.

The Company has material debt agreements that require the maintenance of minimum interest coverage and minimum net worth. These agreements also limit the incurrence of additional debt as well as the payment of dividends and repurchase of treasury shares. Testing for these agreements is based on the combined financial statements of the U.S. operations of the Company, Stepan Canada Inc., Stepan Specialty Products, LLC, Stepan Specialty Products B.V. and Stepan Asia Pte. Ltd. (the “Restricted Group”). Under the most restrictive of these debt covenants:

1.	The Restricted Group must maintain a minimum interest coverage ratio, as defined within the agreements, of 2.0 to 1.0, for the preceding four calendar quarters.

2.	The Restricted Group must maintain net worth of at least $175.0 million.

3.	The Restricted Group must maintain a ratio of long-term debt to total capitalization, as defined in the agreements, not to exceed 55 percent.

4.	The Restricted Group may pay dividends and purchase treasury shares in amounts of up to $30.0 million plus 100 percent of net income and cash proceeds of stock option exercises, measured cumulatively after December 31, 2001. The maximum amount of dividends that could have been paid within this limitation is disclosed as unrestricted retained earnings in Note 11, Debt, in the Notes to Consolidated Financial Statements.

The Company was in compliance with all of its loan agreements as of June 30, 2012. Based on current projections, the Company believes it will be in compliance with its loan agreements throughout 2012.

ENVIRONMENTAL AND LEGAL MATTERS

The Company is subject to extensive federal, state and local environmental laws and regulations. Although the Company’s environmental policies and practices are designed to ensure compliance with these laws and regulations, future developments and increasingly stringent environmental regulation could require the Company to make additional unforeseen environmental expenditures. The Company will continue to invest in the equipment and facilities necessary to comply with existing and future regulations. During the first six months of 2012 and 2011, the Company’s expenditures for capital projects related to the environment were $1.4 million and $0.7 million, respectively. These projects are capitalized and depreciated over their estimated useful lives, which is typically 10 years. Recurring costs associated with the operation and maintenance of facilities for waste treatment and disposal and managing environmental compliance in ongoing operations at the Company’s manufacturing locations were $8.9 million and $8.1 million for the six months ended June 30, 2012 and 2011, respectively. While difficult to project, it is not anticipated that these recurring expenses will increase significantly in the future.

Over the years, the Company has received requests for information related to or has been named by the government as a potentially responsible party at a number of waste disposal sites where cleanup costs have been or may be incurred under CERCLA and similar state statutes. In addition, damages are being claimed against the Company in general liability actions for alleged personal injury or property damage in the case of some disposal and plant sites. The Company believes that it has made adequate provisions for the costs it may incur with respect to the sites. It is the Company’s accounting policy to record liabilities when environmental assessments and/or remedial efforts are probable and the cost or range of possible costs can be reasonably estimated. When no amount within the range is a better estimate than any other amount, the minimum is accrued. Some of the factors on which the Company bases its estimates include information provided by feasibility studies, potentially responsible party negotiations and the development of remedial action plans. After partial remediation payments at certain sites, the Company has estimated a range of possible environmental and legal losses of $9.1 million to $28.9 million at June 30, 2012, compared to $8.8 million to $28.6 million at December 31, 2011. At June 30, 2012, and December 31, 2011, the Company’s accrued liability for such losses, which represented the Company’s best estimate within the estimated range of possible environmental and legal losses, was $14.9 million and $14.6 million, respectively. During the first six months of 2012, cash outlays related to legal and environmental matters approximated $1.5 million compared to $2.7 million for the first six months of 2011.

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

OUTLOOK

The Company is positioned to deliver solid earnings growth in 2012, despite the challenges of the global economy. Net income, excluding deferred compensation expense, grew by nine percent for the quarter and 19 percent for the first six months. The phthalic anhydride plant’s second quarter maintenance turnaround is complete, and the plant is fully operational. The Company achieved volume growth in Europe, despite the economic uncertainty.

The surfactants segment should deliver higher full year earnings on the strength of improved sales mix of higher value functional surfactants used in agricultural and oilfield products, coupled with global growth initiatives. Brazil will continue to deliver earnings growth on higher sales volumes.

The polymers segment, while more vulnerable to the risk of recession in Europe, is still positioned to deliver full year earnings growth. The completion of the phthalic anhydride plant maintenance in the second quarter means the higher maintenance and outsourcing costs are behind the Company. Polyol volume in North America is expected to increase, while European growth will be limited if economic conditions do not improve. European polyol volume sold into the adhesive market should still grow.

Specialty Products should deliver full year earnings growth due to the contribution of the Lipid Nutrition product line acquisition.

CRITICAL ACCOUNTING POLICIES

There have been no changes to the critical accounting policies disclosed in the Company’s 2011 Annual Report on Form 10-K.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the market risks disclosed in the Company’s 2011 Annual Report on Form 10-K.

Item 4 – Controls and Procedures

a.	Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures as of the end of the most recent fiscal quarter covered by this Form 10-Q, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) were effective as of June 30, 2012.

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

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Mine Safety Disclosures

Not applicable

Item 5 – Other Information

None

Item 6 – Exhibits

(a)	Exhibit 31.1	–	Certification of President and Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)

(b)	Exhibit 31.2	–	Certification of Vice President and Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)

(c)	Exhibit 32	–	Certification pursuant to 18 U.S.C. Section 1350

(d)	Exhibit 101.INS	–	XBRL Instance Document (1)

(e)	Exhibit 101.SCH	–	XBRL Taxonomy Extension Schema Document (1)

(f)	Exhibit 101.CAL	–	XBRL Taxonomy Extension Calculation Linkbase Document (1)

(g)	Exhibit 101.LAB	–	XBRL Taxonomy Extension Label Linkbase Document (1)

(h)	Exhibit 101.PRE	–	XBRL Taxonomy Extension Presentation Linkbase Document (1)

(1)

Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purpose of section 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEPAN COMPANY

Date: August 3, 2012

/s/ James. E. Hurlbutt
James. E. Hurlbutt
Vice President and Chief Financial Officer