Form 10-Q
period 2012-09-30
STEPAN CO
filed 2012-11-02
CIK 94049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 30, 2012
Common Stock, $1 par value	10,392,429 Shares

Part I FINANCIAL INFORMATION

Item 1 – Financial Statements

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Unaudited

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands, except per share amounts)	2012	2011	2012	2011
Net Sales	$440,978	$499,335	$1,376,478	$1,398,922
Cost of Sales	369,725	435,255	1,155,045	1,203,471

Gross Profit	71,253	64,080	221,433	195,451

Operating Expenses:
Selling	12,128	10,885	38,764	33,886
Administrative	14,389	9,709	45,427	33,263
Research, development and technical services	10,845	10,083	33,130	30,970

	37,362	30,677	117,321	98,119

Operating Income	33,891	33,403	104,112	97,332

Other Income (Expense):
Interest, net	(2,684)	(2,256)	(7,374)	(6,513)
Loss from equity in joint ventures	(1,376)	(890)	(3,817)	(2,660)
Other, net (Note 12)	404	(2,028)	1,552	(1,463)

	(3,656)	(5,174)	(9,639)	(10,636)

Income Before Provision for Income Taxes	30,235	28,229	94,473	86,696
Provision for Income Taxes	9,916	8,998	30,279	27,643

Net Income	20,319	19,231	64,194	59,053

Net Income Attributable to Noncontrolling Interests (Note 2)	(89)	(62)	(237)	(256)

Net Income Attributable to Stepan Company	$20,230	$19,169	$63,957	$58,797

Net Income Per Common Share Attributable to Stepan Company (Note 9):
Basic	$1.90	$1.83	$6.01	$5.63

Diluted	$1.78	$1.70	$5.63	$5.25

Shares Used to Compute Net Income Per Common Share Attributable to Stepan Company (Note 9):
Basic	10,581	10,365	10,553	10,345

Diluted	11,368	11,248	11,354	11,199

Dividends Declared Per Common Share	$0.28	$0.26	$0.84	$0.78

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2012	2011	2012	2011
Net income	$20,319	$19,231	$64,194	$59,053

Other comprehensive income (loss):
Foreign currency translation adjustments	5,513	(20,762)	3,493	(10,681)
Pension liability adjustment, net of tax	512	389	1,676	1,433
Derivative instrument activity, net of tax	34	224	98	613

Other comprehensive income (loss)	6,059	(20,149)	5,267	(8,635)

Comprehensive income (loss)	26,378	(918)	69,461	50,418

Less: Comprehensive income attributable to noncontrolling interests	(97)	(138)	(299)	(374)

Comprehensive income (loss) attributable to Stepan Company	$26,281	$(1,056)	$69,162	$50,044

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(In thousands)	September 30, 2012	December 31, 2011
Assets
Current Assets:
Cash and cash equivalents	$79,655	$84,099
Receivables, net	265,424	260,784
Inventories (Note 6)	155,193	111,175
Deferred income taxes	8,504	8,769
Other current assets	18,360	14,915

Total current assets	527,136	479,742

Property, Plant and Equipment:
Cost	1,176,440	1,119,897
Less: accumulated depreciation	771,703	735,914

Property, plant and equipment, net	404,737	383,983

Goodwill, net	7,146	7,000
Other intangible assets, net	9,374	11,181
Long-term investments (Note 3)	14,181	12,464
Other non-current assets	6,074	6,748

Total assets	$968,648	$901,118

Liabilities and Equity
Current Liabilities:
Current maturities of long-term debt (Note 11)	$31,634	$34,487
Accounts payable	144,638	137,764
Accrued liabilities	67,271	60,975

Total current liabilities	243,543	233,226

Deferred income taxes	12,586	8,644

Long-term debt, less current maturities (Note 11)	156,517	164,967

Other non-current liabilities	88,244	88,816

Commitments and Contingencies (Note 7)

Equity:
5-1/2% convertible preferred stock, cumulative, voting, without par value; authorized 2,000,000 shares; issued and outstanding shares 515,781 in 2012 and 518,293 in 2011	12,895	12,957
Common stock, $1 par value; authorized 30,000,000 shares; Issued shares 11,913,477 in 2012 and 11,709,312 shares in 2011	11,913	11,709
Additional paid-in capital	104,791	94,932
Accumulated other comprehensive loss	(36,083)	(41,485)
Retained earnings	421,016	366,293
Less: Common treasury stock, 1,521,167 at cost, shares in 2012 and 1,462,980 shares in 2011	(48,579)	(43,195)

Total Stepan Company stockholders’ equity	465,953	401,211

Noncontrolling interests (Note 2)	1,805	4,254

Total equity	467,758	405,465

Total liabilities and equity	$968,648	$901,118

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Nine Months Ended September 30
(In thousands)	2012	2011
Cash Flows From Operating Activities
Net income	$64,194	$59,053
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,942	34,771
Deferred compensation	6,262	(2,711)
Realized and unrealized loss (gain) on long-term investments	(1,717)	848
Stock-based compensation	749	2,707
Deferred income taxes	3,389	5,990
Other non-cash items	4,037	1,266
Changes in assets and liabilities:
Receivables, net	(5,531)	(92,651)
Inventories	(44,142)	(38,007)
Other current assets	(2,186)	(5,527)
Accounts payable and accrued liabilities	24,708	53,036
Pension liabilities	(4,798)	(1,871)
Environmental and legal liabilities	(285)	(508)
Deferred revenues	(662)	(1,197)
Excess tax benefit from stock options and awards	(3,925)	(2,628)

Net Cash Provided By Operating Activities	78,035	12,571

Cash Flows From Investing Activities
Expenditures for property, plant and equipment	(60,855)	(61,022)
Business acquisition	—	(13,562)
Sale of mutual funds	537	1,615
Other, net	(2,875)	(3,469)

Net Cash Used In Investing Activities	(63,193)	(76,438)

Cash Flows From Financing Activities
Revolving debt and bank overdrafts, net	(2,693)	15,491
Build-to-suit obligation buyout	—	(12,206)
Other debt repayments	(8,581)	(10,454)
Dividends paid	(9,234)	(8,466)
Company stock repurchased	(1,000)	(1,309)
Stock option exercises	3,430	2,543
Payment to noncontrolling interest (Note 13)	(2,000)	—
Excess tax benefit from stock options and awards	3,925	2,628
Other, net	(3,708)	(2,000)

Net Cash Used In Financing Activities	(19,861)	(13,773)

Effect of Exchange Rate Changes on Cash	575	(1,144)

Net Decrease in Cash and Cash Equivalents	(4,444)	(78,784)
Cash and Cash Equivalents at Beginning of Period	84,099	111,198

Cash and Cash Equivalents at End of Period	$79,655	$32,414

Supplemental Cash Flow Information
Cash payments of income taxes, net of refunds	$20,638	$14,507

Cash payments of interest	$6,224	$6,033

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

Unaudited

1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements included herein have been prepared by Stepan Company (Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate and make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company’s financial position as of September 30, 2012 and its results of operations for the three and nine months ended September 30, 2012 and 2011, and cash flows for the nine months ended September 30, 2012 and 2011, have been included. These financial statements and related footnotes should be read in conjunction with the financial statements and related footnotes included in the Company’s 2011 Form 10-K.

2.	RECONCILIATIONS OF EQUITY

Below are reconciliations of total equity, Company equity and equity attributable to the noncontrolling interests for the nine months ended September 30, 2012 and 2011:

(In thousands)	Total Equity	Stepan Company Equity	Noncontrolling Interests’ Equity (3)
Balance at January 1, 2012	$405,465	$401,211	$4,254
Net income	64,194	63,957	237
Purchase of remaining interest in Stepan Philippines, Inc. from noncontrolling interest	(2,000)	748	(2,748)
Dividends	(9,234)	(9,234)	—
Common stock purchases (1)	(5,408)	(5,408)	—
Stock option exercises	4,645	4,645	—
Defined benefit pension adjustments, net of tax	1,676	1,676	—
Translation adjustments	3,493	3,431	62
Derivative instrument activity, net of tax	98	98	—
Other (2)	4,829	4,829	—

Balance at September 30, 2012	$467,758	$465,953	$1,805

(In thousands)	Total Equity	Stepan Company Equity	Noncontrolling Interests’ Equity (3)
Balance at January 1, 2011	$353,071	$349,491	$3,580
Net income	59,053	58,797	256
Dividends	(8,466)	(8,466)	—
Common stock purchases (1)	(3,913)	(3,913)	—
Stock option exercises	3,111	3,111	—
Defined benefit pension adjustments, net of tax	1,433	1,433	—
Translation adjustments	(10,681)	(10,799)	118
Derivative instrument gain, net of tax	613	613	—
Other (2)	6,106	6,106	—

Balance at September 30, 2011	$400,327	$396,373	$3,954

(1)

Includes the value of Company shares purchased in the open market, the value of Company common shares tendered by employees to settle minimum statutory withholding taxes related to the receipt of performance awards and deferred compensation distributions and the value of Company common shares tendered in lieu of cash for stock option exercises.

(2)	Primarily comprised of activity related to stock-based compensation, deferred compensation and excess tax benefits.
(3)

Includes partners’ noncontrolling interests in the Company’s China and Philippines joint ventures. See Note 13 for information regarding the Company’s purchase of the remaining ownership interest in the Philippine joint venture.

3.	FINANCIAL INSTRUMENTS

The following describe the financial instruments held by the Company at September 30, 2012, and December 31, 2011, and the methods and assumptions used to estimate the instruments’ fair values:

Cash and cash equivalents

Carrying value approximates fair value because of the short maturity of the instruments.

Derivative assets and liabilities

Derivative assets and liabilities included the foreign currency exchange and interest rate contracts discussed in Note 4. Fair value and carrying value were the same because the contracts were recorded at fair value. The fair values of the foreign currency contracts were calculated as the difference between the applicable forward foreign exchange rates at the reporting date and the contracted foreign exchange rates multiplied by the contracted notional amounts. The fair values of the interest rate swaps were calculated as the difference between the contracted swap rate and the current market replacement swap rate multiplied by the present value of one basis point for the notional amount of the contract. See the table that follows these financial instrument descriptions for the reported fair values of derivative assets and liabilities.

Long-term investments

Long-term investments included the mutual fund assets the Company held at the reporting dates to fund a portion of its deferred compensation liabilities and all of its non-qualified supplemental executive defined contribution obligations (see the defined contribution plans section of Note 8). Fair value and carrying value were the same because the mutual fund assets were recorded at fair value in accordance with the fair value option rules set forth in the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 825, Financial Instruments. Fair values for the mutual funds were calculated using the published market price per unit at the reporting date multiplied by the number of units held at the reporting date. See the table that follows these financial instrument descriptions for the reported fair value of long-term investments.

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

At September 30, 2012, and December 31, 2011, the fair value of debt and the related carrying values, including current maturities, were as follows:

(In thousands)	September 30, 2012	December 31, 2011
Fair value	$200,411	$206,789
Carrying value	188,151	199,454

The following tables present financial assets and liabilities measured on a recurring basis at fair value as of September 30, 2012, and December 31, 2011, and the level within the fair value hierarchy in which the fair value measurements fall:

(In thousands)	September 2012	Level 1	Level 2	Level 3
Mutual fund assets	$14,181	$14,181	$—	$—
Derivative assets:
Foreign currency contracts	7	—	7	—

Total assets at fair value	$14,188	$14,181	$7	$—

Derivative liabilities:
Foreign currency contracts	$18	$—	$18	$—
Interest rate contracts	64	—	64	—

Total liabilities at fair value	$82	$—	$82	$—

(In thousands)	December 2011	Level 1	Level 2	Level 3
Mutual fund assets	$12,464	$12,464	$—	$—
Derivative assets:
Foreign currency contracts	100	—	100	—

Total assets at fair value	$12,564	$12,464	$100	$—

Derivative liabilities:
Foreign currency contracts	$52	$—	$52	$—
Interest rate contracts	36	—	36	—

Total liabilities at fair value	$88	$—	$88	$—

4.	DERIVATIVE INSTRUMENTS

The Company is exposed to certain risks relating to its ongoing business operations. The primary risk managed by the use of derivative instruments is foreign currency exchange risk. The Company holds forward foreign currency exchange contracts that are not designated as any type of accounting hedge as defined by U.S. generally accepted accounting principles (although they are effectively economic hedges). The Company uses these contracts to manage its exposure to exchange rate fluctuations on certain Company subsidiary accounts receivable, accounts payable and other obligation balances that are denominated in currencies other than the entities’ functional currencies. The forward foreign exchange contracts are recognized on the balance sheet as either an asset or a liability measured at fair value. Gains and losses arising from recording the foreign exchange contracts at fair value are reported in earnings as offsets to the losses and gains reported in earnings arising from the re-measurement of the receivable and payable balances into the applicable functional currencies. At September 30, 2012, the Company had open forward foreign currency exchange contracts, with settlement dates of about one month, to buy or sell foreign currencies with a U.S. dollar equivalent of $19,022,000. At December 31, 2011, the Company had open forward foreign currency exchange contracts, all with settlement dates of about one month, to buy or sell foreign currencies with a U.S. dollar equivalent of $26,627,000.

The Company also holds forward foreign currency exchange contracts that are designated as a cash flow hedge. The Company uses these contracts to manage the risks and related cash flow variability resulting from exposure to exchange rate fluctuations on forecasted progress payments related to a construction project undertaken in Singapore. The progress payments are denominated in a currency other than the Singapore location’s functional currency. The latest date through which the Company expects to hedge its exposure to the variability in cash flows for the progress payments is December 31, 2013. The forward foreign exchange contracts are recognized on the balance sheet as either an asset or a liability measured at fair value. Period-to-period changes in the fair value of the hedging instruments are recognized as gains or losses in other comprehensive income, to the extent effective. Once the constructed asset is complete and placed into service, the accumulated gains or losses will be reclassified out of accumulated other comprehensive income (AOCI) into earnings in the periods over which the asset is being depreciated. The amount in AOCI at September 30, 2012, that is expected to be reclassified into earnings in the next 12 months is insignificant. The Company had open forward foreign currency exchange contracts designated as cash flow hedges with U.S. dollar equivalent amounts of $1,193,000 and $5,266,000 at September 30, 2012, and December 31, 2011, respectively.

The Company is exposed to volatility in short-term interest rates and mitigates certain portions of that risk by using interest rate swaps. The interest rate swaps are recognized on the balance sheet as either an asset or a liability measured at fair value. The Company held interest rate swap contracts with notional values of $3,086,000 at September 30, 2012, and $3,694,000 at December 31, 2011, which were designated as cash flow hedges. Period-to-period changes in the fair value of interest rate swap contracts are recognized as gains or losses in other comprehensive income, to the extent effective. As each interest rate swap hedge contract is settled, the corresponding gain or loss is reclassified out of AOCI into earnings in that settlement period. The latest date through which the Company expects to hedge its exposure to the volatility of short-term interest rates is September 30, 2014.

The fair values of the derivative instruments held by the Company on September 30, 2012, and December 31, 2011, and derivative instrument gains and losses and amounts reclassified out of AOCI into earnings for the three and nine month periods ended September 30, 2012 and 2011, were immaterial.

5.	STOCK-BASED COMPENSATION

On September 30, 2012, the Company had stock options outstanding under its 2000 Stock Option Plan, stock options and stock awards outstanding under its 2006 Incentive Compensation Plan and stock options, stock awards and stock appreciation rights (SARs) outstanding under its 2011 Incentive Compensation Plan. SARs, which were granted for the first time in 2012, cliff vest after two years of continuous service, settle in cash and expire ten years from the grant date. Because SARs are cash-settled, they are accounted for as liabilities that must be re-measured at fair value at the end of every reporting period until settlement. The Company uses the Black-Scholes option pricing model for determining the fair value of SARs. Compensation expense for each reporting period is based on the period-to-period change (or portion of the change, depending on the proportion of the vesting period that has been completed at the reporting date) in the fair value of the SARs.

Compensation (income)/expense recorded for all stock options, stock awards and SARs was as follows:

(In thousands)

Three Months Ended September 30		Nine Months Ended September 30
2012	2011	2012	2011
$(842)	$929	$749	$2,707

The decrease in compensation expense resulted primarily from management’s 2012 third quarter assessment that the profitability targets for the performance stock awards that vest on December 31, 2012, would not be achieved. Consequently, previously accrued compensation expense for those awards was reversed.

Unrecognized compensation costs for stock options, stock awards and SARs were as follows:

(In thousands)	September 30, 2012	December 31, 2011
Stock options	$946	$974
Stock awards	2,374	2,109
SARs	785	—

The unrecognized compensation costs at September 30, 2012, are expected to be recognized over weighted-average periods of 1.1 years, 2.1 years and 1.4 years for stock options, stock awards and SARs, respectively.

6.	INVENTORIES

The composition of inventories was as follows:

(In thousands)	September 30, 2012	December 31, 2011
Finished products	$102,556	$73,076
Raw materials	52,637	38,099

Total inventories	$155,193	$111,175

Inventories are primarily priced using the last-in, first-out inventory valuation method. If the first-in, first-out inventory valuation method had been used for all inventories, inventory balances would have been approximately $39,438,000 and $43,954,000 higher than reported at September 30, 2012, and December 31, 2011, respectively. The period-to-period increase in inventories was attributable to the addition of production in Singapore as well as generally higher quantities to support customer service.

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

At September 30, 2012, the Company has estimated a range of possible environmental and legal losses of $9.1 million to $28.8 million. At September 30, 2012, and December 31, 2011, the Company’s accrued liability for such losses, which represented the Company’s best estimate within the estimated range of possible environmental and legal losses, was $14.9 million and $14.6 million, respectively. During the first nine months of 2012 cash outlays related to legal and environmental matters approximated $2.2 million compared to $3.3 million in the first nine months of 2011.

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

Following are summaries of the material contingencies at September 30, 2012:

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

Wilmington Site

The Company is currently contractually obligated to contribute to the response costs associated with the Company’s formerly-owned site at 51 Eames Street, Wilmington, Massachusetts. Remediation at this site is being managed by its current owner to whom the Company sold the property in 1980. Under the agreement, once total site remediation costs exceed certain levels, the Company is obligated to contribute up to five percent of future response costs associated with this site with no limitation on the ultimate amount of contributions. To date, the Company has paid the current owner $2.1 million for the Company’s portion of environmental response costs through the second quarter of 2012 (the current owner of the site bills the Company one calendar quarter in arrears). The Company has recorded a liability for its portion of the estimated remediation costs for the site. Depending on the ultimate cost of the remediation at this site, the amount for which the Company is liable could differ from the current estimates.

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

Components of Net Periodic Benefit Cost

	UNITED STATES
	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2012	2011	2012	2011
Interest cost	$1,689	$1,672	$5,160	$5,195
Expected return on plan assets	(2,113)	(2,023)	(6,318)	(6,047)
Amortization of net loss	817	570	2,680	2,140

Net periodic benefit cost	$393	$219	$1,522	$1,288

	UNITED KINGDOM
	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2012	2011	2012	2011
Interest cost	$210	$275	$629	$830
Expected return on plan assets	(223)	(262)	(664)	(787)
Amortization of net loss	13	51	35	154

Net periodic benefit cost	$—	$64	$—	$197

Employer Contributions

U.S. Plans

The Company expects to contribute approximately $5,418,000 to its U.S. qualified defined benefit pension plans in 2012 and to pay $268,000 in 2012 related to its unfunded non-qualified plans. The expected 2012 contributions to the qualified plans declined from the previously disclosed $6,698,000 due to a reduced minimum funding requirement precipitated by the Pension Funding Stabilization provision of the recently enacted MAP-21 Act (Moving Ahead for Progress in the 21st Century Act). As of September 30, 2012, $5,418,000 had been contributed to the qualified plans and $172,000 had been paid related to the non-qualified plans.

U.K. Plan

The Company’s United Kingdom subsidiary expects to contribute approximately $940,000 to its defined benefit pension plan in 2012. As of September 30, 2012, $732,000 had been contributed to the plan.

Defined Contribution Plans

The Company sponsors retirement savings defined contribution plans that cover U.S. and U.K. employees. The Company also sponsors a qualified profit sharing plan for its U.S. employees. The retirement savings and profit sharing defined contribution plans include a qualified plan and a non-qualified supplemental executive plan.

Defined contribution plan expenses for the Company’s retirement savings plan were $1,072,000 and $3,184,000 respectively, for the three and nine months ended September 30, 2012, compared to $1,027,000 and $2,982,000, respectively, for the three and nine months ended September 30, 2011.

Expenses related to the Company’s profit sharing plan were $1,484,000 and $4,365,000 respectively, for the three and nine months ended September 30, 2012, compared to $1,064,000 and $3,644,000, respectively, for the three and nine months ended September 30, 2011.

In July 2011, the Company established a rabbi trust to fund the obligations of its previously unfunded non-qualified supplemental executive defined contribution plans (supplemental plans). The trust comprises various mutual fund investments selected by the participants of the supplemental plans. In accordance with the accounting guidance for rabbi trust arrangements, the assets of the trust and the obligations of the supplemental plans are reported on the Company’s consolidated balance sheets. The Company elected the fair value option for the mutual fund investment assets so that offsetting changes in the mutual fund values and defined contribution plan obligations would be recorded in earnings in the same period. Therefore, the mutual funds are reported at fair value with any subsequent changes in fair value recorded in the statements of income. The liabilities related to the supplemental plans increase (i.e., supplemental plan expense is recognized) when the value of the trust assets appreciates and decrease when the value of the trust assets declines (i.e., supplemental plan income is recognized). At September 30, 2012, the balance of the trust assets was $1,504,000 which equaled the balance of the supplemental plan liabilities (see the long-term investments section in Note 3 for further information regarding the Company’s mutual fund assets).

9.	EARNINGS PER SHARE

Below is the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands, except per share amounts)	2012	2011	2012	2011
Computation of Basic Earnings per Share
Net income attributable to Stepan Company	$20,230	$19,169	$63,957	$58,797
Deduct dividends on preferred stock	178	178	533	536

Income applicable to common stock	$20,052	$18,991	$63,424	$58,261

Weighted-average number of common shares outstanding	10,581	10,365	10,553	10,345

Basic earnings per share	$1.90	$1.83	$6.01	$5.63

Computation of Diluted Earnings per Share
Net income attributable to Stepan Company	$20,230	$19,169	$63,424	$58,797

Weighted-average number of shares outstanding	10,581	10,365	10,553	10,345

Add weighted-average net shares issuable from assumed exercise of options (under treasury stock method) (1)	193	237	207	241

Add weighted-average contingently issuable net shares related to performance stock awards (under treasury stock method)	—	51	—	17

Add weighted-average net shares related to unvested stock awards (under treasury stock method)	3	2	3	2

Add weighted-average shares issuable from assumed conversion of convertible preferred stock	591	593	591	594

Weighted-average shares applicable to diluted earnings	11,368	11,248	11,354	11,199

Diluted earnings per share	$1.78	$1.70	$5.63	$5.25

(1)

Options to purchase 10,962 shares of common stock were not included in the computations of diluted earnings per share for the nine months ended September 30, 2012. Options to purchase 59,865 and 60,966 shares of common stock were not included in the computations of diluted earnings per share for the three and nine months ended September 30, 2011, respectively. The options’ exercise prices were greater than the average market price for the common stock and their effect would have been antidilutive.

10.	SEGMENT REPORTING

The Company has three reportable segments: surfactants, polymers and specialty products. Segment operating results for the three and nine months ended September 30, 2012 and 2011, are summarized below:

(In thousands)	Surfactants	Polymers	Specialty Products	Segment Totals
For the three months ended September 30, 2012
Net sales	$313,076	$110,171	$17,731	$440,978
Operating income	25,948	14,981	3,763	44,692

For the three months ended September 30, 2011
Net sales	$361,874	$120,061	$17,400	$499,335
Operating income	23,191	12,165	3,557	38,913

For the nine months ended September 30, 2012
Net sales	$995,346	$320,843	$60,289	$1,376,478
Operating income	89,964	38,507	11,053	139,524

For the nine months ended September 30, 2011
Net sales	$1,030,526	$327,314	$41,082	$1,398,922
Operating income	76,048	33,594	10,306	119,948

Below are reconciliations of segment operating income to consolidated income before income taxes:

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2012	2011	2012	2011
Operating income segment totals	$44,692	$38,913	$139,524	$119,948
Unallocated corporate expenses (1)	(10,801)	(5,510)	(35,412)	(22,616)

Total operating income	33,891	33,403	104,112	97,332
Interest expense, net	(2,684)	(2,256)	(7,374)	(6,513)
Loss from equity in joint ventures	(1,376)	(890)	(3,817)	(2,660)
Other, net	404	(2,028)	1,552	(1,463)

Consolidated income before income taxes	$30,235	$28,229	$94,473	$86,696

(1)

Unallocated corporate expenses primarily comprise corporate administrative expenses (e.g., corporate finance, legal, human resources, information systems and deferred compensation) that are not included in segment operating income and not used to evaluate segment performance.

11.	DEBT

At September 30, 2012, and December 31, 2011, debt comprised the following:

(In thousands)	Maturity Dates	September 30, 2012	December 31, 2011
Unsecured private placement notes
4.86%	2017-2023	$65,000	$65,000
5.88%	2016-2022	40,000	40,000
5.69%	2012-2018	40,000	40,000
6.86%	2013-2015	12,856	17,142
6.59%	2012	2,727	2,727

Debt of foreign subsidiaries
Secured bank term loans, foreign currency	2012-2016	10,095	12,496
Secured bank term loan, U.S. dollars	2012-2014	4,083	5,833
Other loans, foreign currency	2012-2015	13,390	16,256

Total debt		$188,151	$199,454
Less current maturities		31,634	34,487

Long-term debt		$156,517	$164,967

On September 20, 2012, the Company entered into a committed $125,000,000 multi-currency five-year revolving credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and four other U.S. banks. The credit agreement allows the Company to make unsecured borrowings, as requested from time to time, for working capital and other corporate purposes. The credit agreement replaces the Company’s previous revolving credit agreement that would have expired in August 2013 and has been terminated simultaneously with the credit agreement.

Loans under the credit agreement may be incurred, at the discretion of the Company, with terms to maturity of 1 to 180 days with interest rate options including (1) LIBOR, corresponding to the term and currency, plus spreads ranging from 0.95 percent to 1.65 percent, depending on the Company’s leverage ratio, (2) the prime rate plus zero percent to 0.65 percent, depending on the leverage ratio, or (3) market rates in effect from time to time. The credit agreement requires the Company to pay a facility fee ranging from 0.175 percent to 0.350 percent, which also depends on the leverage ratio. The credit agreement requires the maintenance of certain financial ratios and compliance with certain other covenants that are similar to the Company’s existing debt agreements, including net worth, interest coverage and leverage financial covenants and limitations on restricted payments, indebtedness and liens.

The Company also maintains standby letters of credit under its workers’ compensation insurance agreements and for other purposes, as needed from time to time, which are issued under the revolving credit agreement. As of September 30, 2012, the Company had outstanding letters of credit totaling $2,857,000 and no outstanding debt under this agreement. There was $122,143,000 available under the revolving credit agreement as of September 30, 2012.

The various loan agreements contain provisions, which, among others, require maintenance of certain financial ratios and place limitations on additional debt, investments and payment of dividends. Based on the loan agreement provisions that place limitations on dividend payments, unrestricted retained earnings (i.e., retained earnings available for dividend distribution) were $108,928,000 and $184,738,000 at September 30, 2012, and December 31, 2011, respectively. As of September 30, 2012, under the new revolving credit agreement, the Company may pay dividends and purchase treasury shares after December 31, 2011, in amounts of up to $100 million plus 100 percent of restricted group net income and cash proceeds of stock option exercises, measured cumulatively after June 30, 2012. As of December 31, 2011, under older loan agreements, the Company would have been permitted to pay dividends and purchase treasury shares in amounts of up to $30 million plus 100 percent of restricted group net income and cash proceeds of stock option exercises, measured cumulatively after December 31, 2001. The Company believes it was in compliance with all of its loan agreements as of September 30, 2012.

12.	OTHER, NET

Other, net in the consolidated statements of income included the following:

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2012	2011	2012	2011
Foreign exchange losses	$(316)	$(760)	$(196)	$(655)
Investment income	13	18	31	40
Realized and unrealized gains (losses) on investments	707	(1,286)	1,717	(848)

Other, net	$404	$(2,028)	$1,552	$(1,463)

13.	PURCHASE OF THE REMAINING INTEREST IN STEPAN PHILIPPINES INC.

On March 22, 2012, the Company purchased the remaining interest in Stepan Philippines, Inc. (SPI), increasing the Company’s ownership share from 88.8 percent to 100 percent. To acquire the remaining interest in SPI, the Company paid $2,000,000 of cash to the holder of the noncontrolling interest. As a result of this transaction, the Company’s equity (additional paid-in capital) increased by $551,000. In addition, $197,000 of cumulative translation adjustments (gains) that previously had been allocated to the noncontrolling interest was reclassified to the Company’s AOCI.

14.	ACQUISITION

On June 23, 2011, the Company purchased the Clarinol®, Marinol®, and PinnoThin® product lines of Lipid Nutrition B.V., a part of Loders Croklaan B.V. The acquired product lines are included in the Company’s specialty products segment, and provide a portfolio of nutritional fats for the global food, supplement and nutrition industries. The acquisition purchase price was $13,562,000 of cash. In addition to the purchase price paid, the Company incurred approximately $300,000 of acquisition-related costs, including legal and consulting expenses, which were reflected in administrative expenses on the Company’s consolidated statement of income for the nine months ended September 30, 2011.

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

The acquired goodwill, which is allocated entirely to the Company’s specialty products segment, is deductable for tax purposes. The goodwill reflects the potential manufacturing and marketing synergies arising from combining the new product lines with the Company’s existing food and health services products. The weighted average amortization periods for the identifiable intangible assets at the time of acquisition were as follows: patents - 12 years; customer lists - five years; and trademarks and know-how-five years. The purchase price allocation for the acquisition is final, and no purchase price allocation adjustments were made to the amounts originally recorded at the acquisition date.

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

Overview

The Company produces and sells intermediate chemicals that are used in a wide variety of applications worldwide. The overall business comprises three reportable segments:

•

Surfactants – Surfactants, which accounted for 73 percent of consolidated net sales for the first three quarters of 2012, are principal ingredients in consumer and industrial cleaning products such as detergents for washing clothes, dishes, carpets, floors and walls, as well as shampoos, body washes, toothpastes and fabric softeners. Other applications include germicidal quaternary compounds, lubricating ingredients, emulsifiers (for spreading agricultural products), plastics and composites and biodiesel. Surfactants are manufactured at six North American sites (five in the U.S. and one in Canada), three European sites (United Kingdom, France and Germany), three Latin American sites (Mexico, Brazil and Colombia) and two Asian sites (Philippines and Singapore). The Company acquired controlling interest in Stepan Philippines Inc. (SPI) in the third quarter of 2010, bringing the Company’s total interest in the joint venture to 88.8 percent. On March 22, 2012, the Company purchased the remaining 11.2 percent interest for $2.0 million and, as of that date, owns 100 percent of SPI. The Company also holds a 50 percent ownership interest in a joint venture, TIORCO, LLC (TIORCO), that markets chemical solutions for increasing the production of crude oil and natural gas from existing fields. The joint venture is accounted for under the equity method, and its financial results are excluded from surfactant segment operating results. Profits on sales of the Company’s surfactants to enhanced oil recovery customers are included in surfactants segment results.

•

Polymers – Polymers, which accounted for 23 percent of consolidated net sales for the first three quarters of 2012, include two primary product lines: polyols and phthalic anhydride. Polyols are used in the manufacture of rigid laminate insulation board for thermal insulation in the construction industry. Polyols are also a base raw material for flexible foams, coatings, adhesives, sealants and elastomers. Phthalic anhydride is used in unsaturated polyester resins, alkyd resins and plasticizers for applications in construction materials and components of automotive, boating and other consumer products. In addition, phthalic anhydride is used internally in the production of polyols. In the U.S., polymer product lines are manufactured at the Company’s Millsdale, Illinois, site. In Europe, polyols are manufactured at the Company’s subsidiaries in Germany and Poland. In Asia, polyols are produced at the Company’s 80-percent owned joint venture in Nanjing, China.

•

Specialty Products – Specialty products, which accounted for 4 percent of consolidated net sales for the first three quarters of 2012, include flavors, emulsifiers and solubilizers used in the food and pharmaceutical industries. Specialty products are primarily manufactured at the Company’s Maywood, New Jersey, site. In the second quarter of 2011, the Company purchased three product lines from Lipid Nutrition B.V. (Lipid Nutrition), a part of Loders Croklaan B.V. The acquired product lines, which are produced at the Company’s Maywood, New Jersey, plant and outside contract manufacturers, provide a portfolio of nutritional fats for the food, supplement and nutrition industries.

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

	Income (Expense)
(In millions)	For the Three Months Ended September 30
	2012	2011	Increase (Decrease)
Deferred Compensation (Administrative expense)	$(1.3)	$2.0	$(3.3	)(1)
Realized/Unrealized Gains (Losses) on Investments (Other, net)	0.7	(1.1)	1.8

Pretax Income Effect	$(0.6)	$0.9	($1.5)

	Income (Expense)
(In millions)	For the Nine Months Ended September 30
	2012	2011	Increase (Decrease)
Deferred Compensation (Administrative expense)	$(6.3)	$2.7	$(9.0	)(1)
Realized/Unrealized Gains (Losses) on Investments (Other, net)	1.7	(0.7)	2.4

Pretax Income Effect	$(4.6)	$2.0	$(6.6)

(1)	See the Corporate Expenses section of this management’s discussion and analysis for details regarding the period-over-period changes in deferred compensation expense.

Effects of Foreign Currency Translation

The Company’s foreign subsidiaries transact business and report financial results in their respective local currencies. As a result, foreign subsidiary income statements are translated into U.S. dollars at average foreign exchange rates appropriate for the reporting period. Because foreign exchange rates fluctuate against the U.S. dollar over time, foreign currency translation affects period-to-period comparisons of financial statement items (i.e., because foreign exchange rates fluctuate, similar period-to-period local currency results for a foreign subsidiary may translate into different U.S. dollar results). For the three and nine month periods ended September 30, 2012, the U.S. dollar strengthened against most of the foreign currencies in the locations where the Company does business when compared to the exchange rates for the three and nine month periods ended September 30, 2011. Consequently, reported net sales, expense and income amounts for the three and nine month periods ended September 30, 2012, were lower than they would have been had the foreign currency exchange rates remained constant with the rates for the same periods of 2011. The following tables present the effects that foreign currency translation had on the period-over-period changes in consolidated net sales and various income line items between the three and nine month periods ended September 30, 2012 and 2011:

	Three Months Ended September 30			(Decrease)
(In millions)	2012	2011	Increase (Decrease)	Due to Foreign Translation
Net Sales	$441.0	$499.3	$(58.3)	$(14.9)
Gross Profit	71.3	64.1	7.2	(1.9)
Operating Income	33.9	33.4	0.5	(0.9)
Pretax Income	30.2	28.2	2.0	(0.9)

	Nine Months Ended September 30			(Decrease)
(In millions)	2012	2011	Increase (Decrease)	Due to Foreign Translation
Net Sales	$1,376.5	$1,398.9	$(22.4)	$(37.4)
Gross Profit	221.4	195.5	25.9	(4.7)
Operating Income	104.1	97.3	6.8	(2.5)
Pretax Income	94.5	86.7	7.8	(2.3)

RESULTS OF OPERATIONS

Three Months Ended September 30, 2012 and 2011

Summary

Net income attributable to the Company for the third quarter of 2012 increased six percent to $20.2 million, or $1.78 per diluted share, compared to $19.2 million, or $1.70 per diluted share, for the third quarter of 2011. Below is a summary discussion of the major factors leading to the quarter-over-quarter changes in net sales, profits and expenses. A detailed discussion of segment operating results for the third quarter of 2012 compared to the third quarter of 2011 follows the summary.

Consolidated net sales declined $58.4 million, or 12 percent, quarter over quarter. A decline in average selling prices, the effects of foreign currency translation and a three percent decrease in sales volume accounted for approximately $30.3 million, $14.9 million and $13.2 million, respectively, of the decrease. Lower quarter-over-quarter commodity raw material costs led to the drop in average selling prices. The foreign currency translation impact reflected the weakening of most currencies in which the Company does business against the U.S. dollar. All three segments contributed to the consolidated sales volume decline.

Operating income for the third quarter of 2012 increased $0.5 million, or one percent, over operating income reported for the third quarter of 2011. Gross profit improved $7.2 million, or 11 percent, due to higher margins and improved sales mix. The improved sales mix reflected greater sales volumes of higher value-added surfactant products used in household and industrial cleaning and agricultural applications. All three segments posted gross profit increases.

Operating expenses increased $6.7 million, or 22 percent, between comparative quarters. The following summarizes the quarter-over-quarter changes in the individual income statement line items that comprise the Company’s operating expenses:

•

Administrative expenses increased $4.7 million, or 48 percent, largely due to a $3.3 million increase in deferred compensation expense. Increases in the values of Company stock and mutual fund assets to which the Company’s deferred compensation obligation is tied led to the higher quarter-over-quarter deferred compensation expense. See the ‘Overview’ and ‘Corporate Expenses’ sections of this management discussion and analysis for further details. In addition, corporate legal and patent and trademark expenses were up $0.6 million and $0.5 million, respectively, quarter over quarter primarily due to increased costs to protect intellectual property related to the Company’s global innovation and growth activities. The effect of foreign currency translation reduced the quarter-over-quarter change in administrative expenses by $0.3 million.

•

Selling expenses increased $1.2 million, or 11 percent, quarter over quarter. Bad debt expense increased $0.4 million primarily due to favorable reserve adjustments made in last year’s third quarter. Selling expenses in Latin America were $0.3 million higher due mainly to increased personnel expenses resulting from higher staffing levels to support the Company’s growth initiatives in Brazil. Selling expenses for Lipid Nutrition were also up $0.3 million between quarters, reflecting continued efforts to assimilate the business into Company operations. The remainder of the quarter-over-quarter selling expense increase was largely attributable to higher salary and fringe benefit expenses in the other Company locations. The effects of foreign currency translation reduced the quarter-over-quarter selling expense change by $0.4 million.

•	Research, development and technical service expenses were up $0.8 million, or eight percent, quarter over quarter. Higher salary and fringe benefit expenses accounted for most of the increase.

Net interest expense for the third quarter of 2012 was up $0.4 million, or 19 percent, over net interest expense for the third quarter of 2011. Higher average debt levels led to the increase. In the fourth quarter of 2011, the Company secured $65 million of additional long-term notes to take advantage of low interest rates and to support global growth initiatives.

The loss from the Company’s 50-percent equity joint venture (TIORCO) increased $0.5 million between quarters primarily due to higher operating expenses.

Other, net was $0.4 million of income for the third quarter of 2012 compared to $2.0 million of expense for the same quarter of 2011. Investment-related activity for the Company’s deferred compensation and supplemental defined contribution mutual fund assets resulted in income of $0.7 million for the current quarter compared to expense of $1.3 million for last year’s third quarter. In addition, foreign exchange losses declined $0.4 million quarter over quarter.

The effective tax rate was 32.8 percent for the third quarter ended September 30, 2012, compared to 31.9 percent for the third quarter ended September 30, 2011. The rate increase was primarily attributable to the expiration of the U.S. research and development credit. This increase was partially offset by a greater percentage of consolidated income being generated outside the U.S. where the effective tax rates are lower.

Segment Results

(In thousands)	Surfactants	Polymers	Specialty Products	Segment Results	Corporate	Total
For the three months ended September 30, 2012
Net sales	$313,076	$110,171	$17,731	$440,978	—	$440,978
Operating income	25,948	14,981	3,763	44,692	(10,801)	33,891

For the three months ended September 30, 2011
Net sales	$361,874	$120,061	$17,400	$499,335	—	$499,335
Operating income	23,191	12,165	3,557	38,913	(5,510)	33,403

Surfactants

Surfactants net sales for the third quarter of 2012 declined $48.8 million, or 13 percent, from net sales for the third quarter of 2011. Lower average selling prices, the unfavorable effects of foreign currency translation and a two percent decline in sales volume accounted for approximately $30.1 million, $10.6 million and $8.1 million, respectively, of the decrease in net sales. Quarter-over-quarter declines in raw material costs led to the decrease in average selling prices. Asia was the only region posting an increase in sales volume. A quarter-over-quarter comparison of net sales by region follows:

(In thousands)	For the Three Months Ended
	September 30, 2012	September 30, 2011	Increase (Decrease)	Percent Change
North America	$190,949	$219,149	$(28,200)	-13
Europe	64,977	87,208	(22,231)	-25
Latin America	41,245	40,442	803	+2
Asia	15,905	15,075	830	+6

Total Surfactants Segment	$313,076	$361,874	$(48,798)	-13

Net sales for North American operations declined 13 percent due to a 10 percent decrease in average selling prices and a three percent decrease in sales volume, which accounted for $20.6 million and $7.6 million, respectively, of the net sales change. Average selling prices declined due to lower quarter-over-quarter raw material costs. The decrease in sales volume was principally attributable to declines in sales of products used in consumer laundry and cleaning and personal care applications, partially offset by an increase in sales of products used in industrial cleaning and agricultural applications.

Net sales for European operations declined 25 percent due to a 13 percent decrease in quarter-over-quarter average selling prices, a seven percent reduction in sales volume and the unfavorable effects of foreign currency translation, which accounted for $10.2 million, $6.4 million and $5.6 million, respectively, of the net sales change. Raw material cost declines drove the decrease in average selling prices. A drop in demand for laundry and cleaning products accounted for most of the sales volume decline. A quarter-over-quarter weakening of the European euro and the British pound sterling against the U.S. dollar led to the foreign currency translation effect.

Net sales for Latin American operations increased two percent as a result of a 22 percent increase in average selling prices largely offset by the unfavorable effects of foreign currency translation and a six percent decline in sales volume. The increase in average selling prices resulted in an $8.3 million favorable quarter-over-quarter change in net sales. The effect of currency translation and reduced sales volume negatively impacted the quarter-over-quarter net sales change by $5.1 million and $2.4 million, respectively. The increase in average selling prices was primarily attributable to customer and product mix. A quarter-over-quarter weakening of the Brazilian real, the Mexican peso and Colombian peso against the U.S. dollar accounted for the foreign currency translation effect.

Net sales for Asia operations increased six percent primarily due to improved sales volume. The effect of the sales volume improvement was tempered by lower average selling prices that resulted largely from a change in sales mix.

Surfactants operating income for the third quarter of 2012 increased $2.8 million, or 12 percent, over operating income for the same quarter of 2011. Gross profit increased $3.9 million principally due to improved sales mix and margins. The unfavorable effects of foreign currency translation reduced the quarter-over-quarter gross profit increase by $1.3 million. Operating expenses increased $1.1 million, or six percent. Quarter-over-quarter comparisons of gross profit by region and total segment operating expenses and operating income follow:

(In thousands)	For the Three Months Ended
	September 30, 2012	September 30, 2011	Increase (Decrease)	Percent Change
Gross Profit
North America	$35,792	$33,451	$2,341	+7
Europe	4,592	4,976	(384)	-8
Latin America	5,233	3,453	1,780	+52
Asia	481	351	130	+37

Total Surfactants Segment	$46,098	$42,231	$3,867	+9

Operating Expenses	20,150	19,040	1,110	+6

Operating Income	$25,948	$23,191	$2,757	+12

Gross profit for North American operations improved seven percent quarter over quarter due to improved margins that were precipitated by lower raw material costs and a more favorable mix of sales. Although average selling prices declined between quarters, average raw material costs fell to a greater degree, which led to improved comparative unit margins.

Gross profit for European operations declined eight percent due to the unfavorable effects of foreign currency translation ($0.5 million) and lower sales volume. Lower plant costs mitigated the impact of currency translation and sales volume. Prior year expenses included costs for a three-week mandatory inspection shutdown at the Germany manufacturing site.

Gross profit for Latin American operations increased 52 percent. A more profitable mix of sales coupled with lower costs more than offset the six percent decline in sales volume. The prior year gross profit results were negatively affected by start-up costs associated with the Brazil site’s capacity expansion. Foreign currency translation had a $0.9 million unfavorable effect on the quarter-over-quarter gross profit change.

The increase in gross profit for Asia operations was principally due to an increase in sales volume, primarily for the Philippines plant. The start-up of the Singapore manufacturing site continued to be delayed, and the site is currently expected to commence commercial operations in the fourth quarter of this year.

Operating expenses increased $1.1 million, or six percent, quarter over quarter. Selling expenses and research and development expenses each increased by about $0.8 million largely due to expenses associated with higher staffing levels required to support the Company’s global growth activities. In addition, selling expenses reflected $0.3 million of higher quarter-over-quarter bad debt expense due mainly to favorable adjustments made in the prior year. The effects of foreign currency translation reduced the quarter-over-quarter change by $0.7 million.

Polymers

Polymers net sales for the third quarter of 2012 declined $9.9 million, or eight percent, from net sales for the third quarter of 2011. A four percent decrease in sales volume, the effects of foreign currency translation and lower average selling prices accounted for $4.8 million, $4.4 million and $0.7 million, respectively, of the decline. A quarter-over-quarter comparison of net sales by region is displayed below:

(In thousands)	For the Three Months Ended
	September 30, 2012	September 30, 2011	(Decrease)	Percent Change
North America	$68,572	$73,013	$(4,441)	-6
Europe	34,383	39,312	(4,929)	-13
Asia and Other	7,216	7,736	(520)	-7

Total Polymers Segment	$110,171	$120,061	$(9,890)	-8

Net sales for North American operations declined six percent due to a seven percent decrease in sales volume, partially offset by a one percent increase in average selling prices. The decline in sales volume had a negative $5.4 million effect on the quarter-over-quarter net sales change, and the increase in average selling prices had a $1.0 million positive effect. Sales volume for polyols and phthalic anhydride fell six percent and 13 percent, respectively, as demand for both product lines slipped in the third quarter. Increased quarter-over-quarter costs for orthoxylene (the raw material for phthalic anhydride) coupled with a large sale of urethane systems product used in insulating a new aircraft carrier drove the increase in average selling prices.

Net sales for European operations declined 13 percent due to the unfavorable effects of foreign currency translation ($4.3 million) and a two percent decrease in average selling prices ($0.9 million), partially offset by a one percent increase in sales volume ($0.3 million). A quarter-over-quarter weakening of the European euro and the Polish zloty against the U.S. dollar caused the foreign currency translation effect. Lower raw material costs led to the slight decline in average selling prices. The sales volume increase was attributable to new business for the Company’s Poland subsidiary, particularly for polyols used in adhesive applications.

Net sales for Asia and Other operations declined seven percent quarter over quarter due to a 12 percent decrease in average selling prices ($0.9 million), partially offset by a six percent increase in sales volume ($0.4 million). Decreased raw material costs led to the decline in average selling prices. An increase in demand from polyol customers in China caused the increase in sales volume.

Polymer operating income for the third quarter of 2012 increased $2.8 million, or 23 percent, over operating income for the third quarter of 2011. Gross profit increased $3.3 million, or 19 percent, quarter over quarter, largely due to profit results for North American operations, which benefited from the large urethane systems sale referred to earlier. The effects of foreign currency translation had a $0.5 million negative effect on the quarter-over-quarter change in gross profit. Operating expenses increased $0.5 million, or nine percent. Quarter-over-quarter comparisons of gross profit by region and total segment operating expenses and operating income follow:

(In thousands)	For the Three Months Ended
	September 30, 2012	September 30, 2011	Increase	Percent Change
Gross Profit
North America	$15,547	$12,630	$2,917	+23
Europe	3,988	3,813	175	+5
Asia and Other	932	734	198	+27

Total Polymers Segment	$20,467	$17,177	$3,290	+19

Operating Expenses	5,486	5,012	474	+9

Operating Income	$14,981	$12,165	$2,816	+23

Gross profit for North American operations increased 23 percent primarily due to the large urethane systems sale.

Gross profit for European operations increased five percent as a result of lower supply chain costs and improved sales volumes. The unfavorable effects of foreign currency translation reduced the quarter-over-quarter gross profit increase by $0.5 million. The lower supply chain costs resulted from the elimination of outsourced volumes necessitated in 2011 due to a fire in one of the polyol reactors.

Gross profit for Asia and Other operations increased 27 percent due to improved margins and increased sales volume.

Operating expenses increased $0.5 million, or nine percent, quarter-over-quarter. Increased selling ($0.6 million) expenses, partially offset by the effects of foreign currency translation ($0.2 million), accounted for most of the rise in operating expenses. The increase in selling expenses comprised the accumulation of small quarter-over-quarter changes, the largest being a $0.2 million increase in bad debt expense that reflected favorable reserve adjustments that were made in the third quarter of 2011.

Specialty Products

Net sales for the third quarter of 2012 increased $0.3 million, or two percent, over net sales for the same quarter of last year. The effects of selling price increases, implemented to recover raw material cost increases, and a more favorable mix of sales more than offset a 17 percent decline in sales volume. Operating income improved $0.2 million, or six percent, primarily due to a favorable mix of higher margin products used in nutritional supplements.

Corporate Expenses

Corporate expenses, which comprise operating expenses that are not allocated to the reportable segments, increased $5.3 million to $10.8 million for the third quarter of 2012 from $5.5 million for the third quarter of 2011. Deferred compensation expense accounted for $3.3 million of the quarter-over-quarter increase. In the third quarter of 2012, the Company recorded $1.3 million of deferred compensation expense compared to $2.0 million of income for the same quarter of 2011. Increases in the values of mutual funds and Company stock held to fund the deferred compensation obligation drove the higher quarter-over-quarter deferred compensation expense. For the third quarter of 2012, the value of Company stock increased $1.94 per share from $94.18 per share at June 30, 2012, to $96.12 per share at September 30, 2012. For the third quarter of 2011, the Company’s common stock price declined $3.72 per share from $70.90 per share at June 30, 2011, to $67.18 per share at September 30, 2011. The accounting for the Company’s deferred compensation plans results in expense when the values of Company common stock and mutual fund investment assets held for the plans increase and income when the values of Company common stock and mutual funds decline.

In addition to deferred compensation expense, legal expenses and patent and trademark filing costs were up $0.6 million and $0.5 million, respectively, quarter over quarter. Increased costs to support the Company’s global innovation and growth activities accounted for most of the rise in legal and patent expenses. The remainder of the quarter-over-quarter corporate expense increase resulted from the accumulation of numerous items, including salary, travel and outside consulting expenses.

Nine Months Ended September 30, 2012 and 2011

Summary

Net income attributable to the Company for the first three quarters of 2012 increased nine percent to $64.0 million, or $5.63 per diluted share, compared to $58.8 million, or $5.25 per diluted share, for the first three quarters of 2011. Below is a summary discussion of the major factors leading to the year-over-year changes in net sales, profits and expenses. A detailed discussion of segment operating results for the first three quarters of 2012 follows the summary.

Consolidated net sales declined $22.4 million, or two percent, year over year. The effects of foreign currency translation and lower average selling prices accounted for approximately $37.4 million and $13.8 million, respectively, of the decrease. The weakening of most foreign currencies in which the Company transacts business against the U.S. dollar caused the unfavorable translation effect. The lower average selling prices reflected lower commodity raw material costs. Sales volume increased two percent year over year, which had a $28.8 million favorable impact on the year-over-year net sales change. All three segments reported improved sales volume.

Operating income for the first three quarters of 2012 improved $6.8 million, or seven percent, over operating income reported for the same period of 2011. Gross profit increased $26.0 million, or 13 percent, due to higher unit margins and sales volumes. All three segments contributed to the gross profit and operating income improvements. The effects of foreign currency translation reduced the year-over-year gross profit and operating income increases by $4.7 million and $2.5 million, respectively.

Operating expenses increased $19.2 million, or 20 percent, between years. The following summarizes the year-over-year changes in the individual income statement line items that comprise the Company’s operating expenses:

•

Administrative expenses increased $12.2 million, or 37 percent, largely due to a $9.0 million increase in deferred compensation expense. Increases in the values of Company stock and mutual fund investments to which the Company’s deferred compensation obligation is tied led to the higher year-over-year deferred compensation expense. See the ‘Overview’ and ‘Corporate Expenses’ sections of this management discussion and analysis for further details. Patent and trademark filing costs and legal expenses accounted for $0.9 million and $0.8 million, respectively, of the year-over-year administrative expense increase. Increased costs to protect intellectual property related to the Company’s global innovation and growth activities led to the higher patent and trademark filing and legal expenses. The accumulation of increases for a number of other expense items, including salary, travel, training and fringe benefit expenses costs, accounted for the remainder of the year-over-year change in administrative expenses. The effects of foreign currency translation reduced the year-over-year administrative expense change by $0.8 million.

•

Selling expenses increased $4.9 million, or 14 percent, between years. Approximately $2.3 million of the change was due to added expense incurred to support the Lipid Nutrition business, which was acquired in June 2011. North American salary and related fringe benefit expenses increased $1.3 million. Selling expenses in Latin America were $1.1 million higher due mainly to increased personnel expenses resulting from higher staffing levels to support the Company’s growth initiatives in Brazil. Bad debt expense increased $0.9 million primarily due to significant favorable reserve adjustments made in 2011. The effects of foreign currency translation reduced the year-over-year selling expense change by $1.1 million.

•

Research, development and technical service expenses increased $2.2 million, or seven percent, year over year. Higher U.S. salary and fringe benefit expenses accounted for $1.5 million of the increase. There were also $0.4 million and $0.3 million of additional Lipid Nutrition and Singapore research and development expenses, respectively, (primarily personnel costs) in the current year. The effects of foreign currency translation reduced the year-over-year research, development and technical service expense change by $0.4 million.

Net interest expense for the first three quarters of 2012 increased $0.9 million, or 13 percent, over net interest expense for the first three quarters of 2011. Higher average debt levels led to the increase. In the fourth quarter of 2011, the Company secured $65 million of additional long-term notes to take advantage of low interest rates and to support global growth initiatives.

The loss from the Company’s 50-percent equity joint venture (TIORCO) increased $1.2 million year over year primarily due to higher operating expenses and lower commission income.

Other, net was $1.6 million of income for the first three quarters of 2012 compared to $1.5 million of expense for the same period of 2011. Investment-related activity for the Company’s deferred compensation and supplemental defined contribution mutual fund assets resulted in income of $1.8 million for the current year to date compared to expense of $0.8 million for 2011. In addition, foreign exchange losses declined $0.5 million year over year.

The effective tax rate was 32.1 percent for the nine months ended September 30, 2012 compared to 31.9 percent for the nine months ended September 30, 2011. The rate increase was primarily attributable to the expiration of the U.S. research and development credit. This increase was partially offset by a greater percentage of consolidated income being generated outside the U.S. where the effective tax rates are lower.

Segment Results

(In thousands)	Surfactants	Polymers	Specialty Products	Segment Results	Corporate	Total
For the nine months ended September 30, 2012
Net sales	$995,346	$320,843	$60,289	$1,376,478	—	$1,376,478
Operating income	89,964	38,507	11,053	139,524	(35,412)	104,112

For the nine months ended September 30, 2011
Net sales	$1,030,526	$327,314	$41,082	$1,398,922	—	$1,398,922
Operating income	76,048	33,594	10,306	119,948	(22,616)	97,332

Surfactants

Surfactants net sales for the first three quarters of 2012 declined $35.2 million, or three percent, from net sales for the first three quarters of 2011. The decrease was driven by a decline in average selling prices and the unfavorable effects of foreign currency translation, which accounted for $33.5 million and $27.2 million, respectively, of the net sales change. A two percent increase in sales volume increased year-over-year net sales by $25.5 million. A year-over-year comparison of net sales by region follows:

(In thousands)	For the Nine Months Ended
	September 30, 2012	September 30, 2011	Increase (Decrease)	Percent Change
North America	$625,864	$641,947	$(16,083)	-3
Europe	212,047	244,107	(32,060)	-13
Latin America	119,459	107,360	12,099	+11
Asia	37,976	37,112	864	+2

Total Surfactants Segment	$995,346	$1,030,526	$(35,180)	-3

Net sales for North American operations declined three percent due to a three percent decrease in average selling prices and the unfavorable effects of foreign currency translation, which accounted for $18.0 million and $1.3 million, respectively, of the net sales change. A one percent increase in sales volume increased year-over-year net sales by $3.2 million. Average selling prices declined mainly due to lower raw material costs, particularly in the third quarter of

2012. The one percent increase in sales volume was primarily due to increases in sales of products used in industrial cleaning and agricultural applications, partially offset by declines in sales of products used in consumer laundry and cleaning and personal care applications.

Net sales for European operations declined 13 percent due to a nine percent decline in average selling prices and the unfavorable effects of foreign currency translation, which accounted for $21.4 million and $14.4 million, respectively, of the year-over-year net sales decline. A two percent increase in sales volume offset the effects of lower selling prices and translation by $3.7 million. Average selling prices fell as a result of raw material cost decreases. A weakening of the European euro and British pound sterling against the U.S. dollar led to the foreign currency translation effect. Stronger demand for laundry and cleaning products, principally fabric softeners, led to the sales volume increase.

Net sales for Latin American operations increased 11 percent as a result of a 20 percent increase in average selling prices and a two percent increase in sales volume, which accounted for $22.1 million and $2.3 million, respectively, of the year-over-year net sales change. The unfavorable effects of foreign currency translation reduced the net sales change by $12.3 million. A different mix of sales, particularly for the Brazil subsidiary, caused most of the average selling price increase. Higher demand for surfactants in South America led to the sales volume improvement. A weakening of the Brazilian real and Mexico peso against the U.S. dollar led to the foreign currency translation effect.

Net sales for Asia operations increased two percent due to a 37 percent increase in sales volume and a favorable currency translation effect, partially offset by a decline in average selling prices.

Surfactants operating income for the first three quarters of 2012 increased $13.9 million, or 18 percent, over operating income for the same period of 2011. Gross profit increased $16.3 million, or 12 percent, mainly due to improved sales mix, margins and sales volume. The effects of foreign currency translation reduced the year-over-year gross profit change by $3.3 million. Operating expenses increased $2.4 million, or four percent. Year-over-year comparisons of gross profit by region and total segment operating expenses and operating income follow:

(In thousands)	For the Nine Months Ended
	September 30, 2012	September 30, 2011	Increase (Decrease)	Percent Change
Gross Profit
North America	$116,707	$107,859	$8,848	+8
Europe	18,666	16,825	1,841	+11
Latin America	14,354	8,549	5,805	+68
Asia	2,074	2,250	(176)	-8

Total Surfactants Segment	$151,801	$135,483	$16,318	+12

Operating Expenses	61,837	59,435	2,402	+4

Operating Income	$89,964	$76,048	$13,916	+18

Gross profit for North American operations increased eight percent between years due to increased unit sales margins and higher sales volume. Lower year-over-year raw material costs and a more favorable sales mix drove the improvement. Although average selling prices declined year over year, average raw material costs fell to a greater degree, which led to improved comparative unit margins and enabled the Company to continue to recover margin lost due to raw material inflation in prior periods. Higher agricultural chemical sales volumes led to the more favorable sales mix.

Gross profit for European operations increased 11 percent primarily due to improved unit margins precipitated by declines in raw material costs that outpaced decreases in selling prices and lower plant expenses. Plant expenses were lower between years as prior year expenses included costs related to a three-week mandatory inspection shutdown at the Germany manufacturing facility. A two percent increase in sales volume also contributed to the year-over-year gross profit increase. The unfavorable effects of foreign currency translation reduced the year-over-year increase in gross profit by $1.4 million.

Gross profit for Latin American operations improved 68 percent primarily as a result of lower costs, favorable sales mix and higher sales volumes. Gross profit for the first three quarters of 2011 was negatively affected by expenses associated with a delay in the start up of Brazil’s capacity expansion.

Gross profit for Asia operations declined $0.2 million mainly due to start-up and preproduction expenses related to the new plant in Singapore, which offset the impact of higher sales volume for the Philippine subsidiary. The start-up of the Singapore manufacturing site was delayed, and the plant is currently expected to commence commercial operations in the fourth quarter of this year.

Operating expenses for the surfactants segment were up $2.4 million, or four percent, between years. Selling expenses increased $2.5 million, primarily due to increased year-over-year staffing levels and related personnel costs associated with the Company’s growth initiatives. Also contributing to the selling expense increase was bad debt expense, which was up $0.5 million year over year primarily due to favorable reserve adjustments in 2011. Research and development expenses contributed $1.5 million to the rise in operating expenses, which reflected higher salary and fringe benefit expenses. The effects of foreign currency translation reduced the year-over-year operating expense increase by $1.8 million.

Polymers

Polymers net sales for the first three quarters of 2012 declined $6.5 million, or two percent, from net sales for the first three quarters of 2011. The decrease was attributable to the effects of foreign currency translation, which negatively impacted the year-over-year net sales change by $10.2 million. Increased average selling prices offset the currency translation effect by $2.8 million. Sales volume was essentially unchanged between years. A year-over-year comparison of net sales by region is displayed below:

(In thousands)	For the Nine Months Ended
	September 30, 2012	September 30, 2011	(Decrease)	Percent Change
North America	$200,515	$202,594	$(2,079)	-1
Europe	101,899	104,739	(2,840)	-3
Asia and Other	18,429	19,981	(1,552)	-8

Total Polymers Segment	$320,843	$327,314	$(6,471)	-2

Net sales for North American operations declined one percent due to a three percent decrease in sales volume, which had a $5.6 million negative effect on the year-over-year net sales change. A two percent increase in average selling prices offset the sales volume impact by $3.5 million. Sales volume for polyols was down one percent year over year. Sales volume for phthalic anhydride declined six percent. Given lower anticipated demand, the Company reduced its phthalic anhydride manufacturing capacity by shutting down its oldest, fully depreciated reactor. The remaining capacity is more than adequate to meet projected sales demand as well as the Company’s internal needs as a raw material in the production of polyol. The higher average selling prices reflected increases in phthalic anhydride raw material costs. Selling prices for polyols fell between years as a result of lower raw material costs.

Net sales for European operations declined three percent due to a $10.5 million unfavorable foreign currency translation effect, which was caused by a year-over-year weakening of the European euro and the Polish zloty against the U.S. dollar. A seven percent increase in sales volume and a less than one percent increase in average selling prices offset the currency translation effect by $7.4 million and $0.3 million, respectively. New polyol adhesive business for the Poland subsidiary accounted for the sales volume improvement. Sales volume of polyol used in insulation applications was unchanged between years.

Net sales for Asia and Other operations declined eight percent between years due to an eight percent decrease in average selling prices and a two percent reduction in sales volume, which accounted for $1.6 million and $0.3 million, respectively, of the net sales change. The effects of foreign currency translation had a $0.3 million favorable effect on the year-over-year net sales change. Lower demand in Southeast Asia led to the drop in sales volume. Decreased raw material costs led to the decline in average selling prices.

Polymers operating income for the first three quarters of 2012 increased $4.9 million, or 15 percent, over operating income for the first three quarters of 2011. Gross profit increased $6.4 million between years, due largely to higher European margins and volumes and to a large North American urethane systems sale for use as insulating foam on a new aircraft carrier. The gross profit for the first three quarters of 2012 was tempered by the impact of a second quarter planned triennial maintenance shutdown at the North American manufacturing site. Operating expenses increased $1.5 million, or 10 percent, between years. Year-over-year comparisons of gross profit by region and total segment operating expenses and operating income follow:

(In thousands)	For the Nine Months Ended
	September 30, 2012	September 30, 2011	Increase	Percent Change
Gross Profit
North America	$38,731	$36,383	$2,348	+6
Europe	14,468	10,847	3,621	+33
Asia and Other	2,056	1,615	441	+27

Total Polymers Segment	$55,255	$48,845	$6,410	+13

Operating Expenses	16,748	15,251	1,497	+10

Operating Income	$38,507	$33,594	$4,913	+15

Gross profit for North American operations increased six percent principally due to the large urethane systems sale and improved polyol margins partially offset by the effects of a planned triennial maintenance shutdown taken in the second quarter of 2012 and lower sales volume. The shutdown resulted in approximately $2.0 million of additional second quarter costs due to higher plant expenses and the cost of outsourcing a portion of the Company’s second quarter requirements of phthalic anhydride.

Gross profit for European operations increased 33 percent, which was attributable to improved unit margins and sales volumes. The increase in unit margins reflected lower year-over-year raw material costs and the elimination of outsourced volumes necessitated in 2011 due to a reactor fire in Germany’s polyol plant. Foreign currency translation had a $1.4 million negative effect on the year-over-year change in gross profit. As noted in prior filings, in May of 2011 one of two reactors in the German polyol plant sustained fire damage. The damaged equipment was repaired and placed back into service in the fourth quarter of 2011. Property insurance is expected to cover the repair costs. A partial settlement payment was received in the second quarter of the current year. The Company has settled its insurance claim against one of two insurers. As a result of the settlement, the Company will recognize business interruption insurance income in the fourth quarter.

Gross profit for Asia and Other operations increased 27 percent primarily due to improved margins that more than offset the effect of lower sales volume. Margins increased largely as the result of lower raw material costs. As noted in previous filings, local government officials in Nanjing, China, have informed the Company that its manufacturing facility in that city will need to be relocated. The Company’s intention is to build a new facility in the Nanjing Chemical Industrial Park that will be operational in 2014. As a result, the Company has reduced the useful life of the current plant’s assets, thereby accelerating depreciation expense. The accelerated depreciation did not have a significant effect on profits for 2012, and is not expected to have a material effect on full year 2012 and 2013 earnings.

Operating expenses increased $1.5 million, or 10 percent, between years. The year-over-year increase was $2.0 million excluding the effects of foreign currency translation. Selling expenses were up $1.2 million due to higher bad debt ($0.5 million) and salary and fringe benefit ($0.5 million) expenses. The increase in bad debt expense was due to favorable provision adjustments made in 2011. Research and development and administrative expenses increased $0.4 million each mainly due to increased salaries and the related fringe benefits.

Specialty Products

Net sales for the first three quarters of 2012 increased $19.2 million, or 47 percent, over net sales for the same period of 2011 due to the Lipid Nutrition product lines acquired in June 2011. Gross profit was up $3.7 million year over year due to the Lipid Nutrition product lines. Operating income improved $0.7 million, or seven percent, as operating expenses increased $3.0 million mainly as a result of the additional expenses related to supporting the Lipid Nutrition business.

Corporate Expenses

Corporate expenses increased $12.8 million to $35.4 million for the first three quarters of 2012 from $22.6 million for the first three quarters of 2011. Increases in deferred compensation expense, patent and trademark filing costs and legal expenses accounted for $9.0 million, $0.9 million and $0.8 million of the increase, respectively.

For deferred compensation, the Company recorded $6.3 million of expense for the first three quarters of 2012 compared to $2.7 million of income for the same period of 2011. Increases in the values of Company stock and mutual fund investments to which the deferred compensation obligation is tied led to the higher year-over-year deferred compensation expense. For 2012, the value of Company stock increased $15.96 per share from $80.16 per share at December 31, 2011, to $96.12 per share at September 30, 2012. For 2011, the Company’s common stock price declined $9.09 per share from $76.27 per share at December 31, 2010, to $67.18 per share at September 30, 2011.

The increases in patent and trademark filing costs and legal expenses were attributable to increased costs to support the Company’s global innovation and growth activities. The remainder of the year-over-year corporate expense increase resulted from the accumulation of numerous items including salary, fringe benefit and travel expenses. In addition, internal personnel costs capitalized as part of software implementation projects were greater in 2011 than in 2012.

LIQUIDITY AND CAPITAL RESOURCES

For the first three quarters of 2012, net cash flow from operating activities of $78.0 million was used to fund investing cash outflows of $63.2 million, debt repayments of $11.2 million and non-debt financing cash outflows of $8.6 million. Exchange rates increased cash by $0.6 million resulting in a year-to-date cash decrease of $4.4 million.

For the current year-to-date period, net income increased by $5.1 million and working capital consumed $56.0 million less than during the comparable period in 2011. Cash used for investing activities decreased by $13.2 million year over year. Cash flows used for financing activities totaled $19.9 million for the current year to date compared to $13.8 million for the comparable period last year.

For the first three quarters of 2012, accounts receivable were a $5.5 million use versus a $92.7 million use for the same period in 2011. Inventories were a use of $44.1 million in 2012 versus a use of $38.0 million in 2011. Accounts payable and accrued liabilities were a source of $24.7 million in 2012 versus a source of $53.0 million in 2011.

During 2012, the Company has experienced lower raw material costs which have acted to offset the impact on working capital of higher sales volumes and inventory quantities for the current year quarter compared to the fourth quarter of 2011. During 2011, the rising cost of raw materials resulted in higher working capital with a significant impact on the Company’s overall cash flow. The Company’s working capital investment is heavily influenced by the cost of crude oil and natural oils, from which many of its raw materials are derived. Fluctuations in raw material costs translate directly to inventory carrying costs and indirectly to customer selling prices and accounts receivable.

The current year-to-date accounts receivable increase, which was driven mainly by higher current quarter sales volumes versus the fourth quarter of 2011, was significantly lower than the increase for the comparable year-ago period, during which rising raw material costs drove net sales and, therefore, receivables higher. Accounts receivable turnover did not change significantly between December 31, 2011, and September 30, 2012, and was not a significant factor in the year-to-date cash flow comparisons. The year-to-date inventory increase was driven by the addition of production in Singapore as well as generally higher quantities to support customer service, partially offset by lower average costs. The Company has not changed its own payment practices related to its payables. It is management’s opinion that the Company’s liquidity is sufficient to provide for potential increases in working capital during the remainder of 2012.

Investing cash outflows for the first three quarters of 2012 totaled $63.2 million compared to $76.4 million for the comparable year-ago period. Capital spending for the current year period totaled $60.9 million versus $61.0 million for the first three quarters of 2011. Investing cash outflows for last year included $13.6 million for the purchase of certain product lines of Lipid Nutrition B.V., a part of Loders Croklaan B.V. The Company liquidated $0.5 million of investments for benefit plan participant payouts in 2012 versus $1.6 million in 2011.

For full-year 2012, the Company estimates that capital expenditures will range from $90 million to $95 million including capacity expansions in Germany and Singapore.

The Company purchases its common shares in the open market from time to time to fund its own benefit plans and also to mitigate the dilutive effect of new shares issued under its benefit plans. The Company may also make open market repurchases as cash flows permit when, in management’s opinion, the Company’s shares are undervalued in the market. For the first three quarters of 2012, the Company purchased 11,368 common shares in the open market at a total cost of $1.0 million. As of September 30, 2012, there were 151,923 shares remaining under the current share repurchase authorization.

At September 30, 2012, the Company’s cash and cash equivalents totaled $79.7 million, including $23.4 million in two U.S. money market funds, each of which was rated AAA by Standard and Poor’s and Aaa by Moody’s. Cash in U.S. demand deposit accounts totaled $8.2 million and cash of the Company’s non-U.S. subsidiaries held outside the U.S. totaled $48.1 million at September 30, 2012.

Total Company debt decreased by $11.3 million for the current year to date, from $199.5 million to $188.2 million with decreases of $7.0 million in foreign debt and $4.3 million in domestic debt. Net debt (which is defined as total debt minus cash) decreased by $6.9 million for the current year to date, from $115.4 million to $108.5 million. As of September 30, 2012, the ratio of total debt to total debt plus shareholders’ equity was 28.7 percent compared to 33.0 percent as of December 31, 2011. As of September 30, 2012, the ratio of net debt to net debt plus shareholders’ equity was 18.8 percent, compared to 22.1 percent at December 31, 2011.

As of September 30, 2012, the Company’s debt included $160.6 million of unsecured private placement loans with maturities extending from 2012 through 2023. These loans are the Company’s primary source of long-term debt financing and are supplemented by bank credit facilities to meet short and medium-term needs.

On September 20, 2012, the Company entered into a committed $125.0 million multi-currency five-year revolving credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and four other U.S. banks. The credit agreement allows the Company to make unsecured borrowings, as requested from time to time, for working capital and other corporate purposes. The credit agreement replaced the Company’s previous revolving credit agreement that would have expired in August 2013 and has been terminated simultaneously with the credit agreement. This unsecured facility is the Company’s primary source of short-term borrowings and is committed through September 20, 2017, with terms and conditions that are substantially equivalent to those of the Company’s other U.S. loan agreements. As of September 30, 2012, the Company had outstanding letters of credit of $2.9 million under this agreement and no borrowings, with $122.1 million remaining available. The Company anticipates that cash from operations, committed credit facilities and cash on hand will be sufficient to fund anticipated capital expenditures, working capital, dividends and other planned financial commitments for the foreseeable future.

Certain foreign subsidiaries of the Company maintain term loans and short-term bank lines of credit in their respective local currencies to meet working capital requirements as well as to fund capital expenditure programs and acquisitions. As of September 30, 2012, the Company’s European subsidiaries had bank term loans of $9.0 million with maturities through 2016 and short-term bank debt of $13.4 million with remaining short-term borrowing capacity of $21.1 million. The Company’s Latin American subsidiaries had no short-term bank debt with $10.8 million of unused short-term borrowing capacity. The Company’s Philippine subsidiary had $5.2 million of bank term loans with maturities through 2014, which were guaranteed by the Company. The Company’s majority-owned joint venture in China had no debt with unused borrowing capacity of $5.0 million on bank credit lines guaranteed by the Company.

The Company has material debt agreements that require the maintenance of minimum interest coverage and minimum net worth. These agreements also limit the incurrence of additional debt as well as the payment of dividends and repurchase of treasury shares. Testing for these agreements is based on the combined financial statements of the U.S. operations of the Company, Stepan Canada Inc., Stepan Specialty Products, LLC, Stepan Specialty Products B.V. and Stepan Asia Pte. Ltd. (the “Restricted Group”). Under the most restrictive of these debt covenants:

1.	The Restricted Group must maintain a minimum interest coverage ratio, as defined within the agreements, of 2.0 to 1.0, for the preceding four calendar quarters.

2.	The Restricted Group must maintain net worth of at least $175.0 million.

3.	The Restricted Group must maintain a ratio of long-term debt to total capitalization, as defined in the agreements, not to exceed 55 percent.

4.	The Restricted Group may pay dividends and purchase treasury shares after December 31, 2011, in amounts of up to $100.0 million plus 100 percent of net income and cash proceeds of stock option exercises, measured cumulatively after June 30, 2012. The maximum amount of dividends that could have been paid within this limitation is disclosed as unrestricted retained earnings in Note 11, Debt, in the Notes to Consolidated Financial Statements.

The Company believes it was in compliance with all of its loan agreements as of September 30, 2012. Based on current projections, the Company believes it will be in compliance with its loan agreements throughout 2012.

ENVIRONMENTAL AND LEGAL MATTERS

The Company is subject to extensive federal, state and local environmental laws and regulations. Although the Company’s environmental policies and practices are designed to ensure compliance with these laws and regulations, future developments and increasingly stringent environmental regulation could require the Company to make additional unforeseen environmental expenditures. The Company will continue to invest in the equipment and facilities necessary to comply with existing and future regulations. During the first nine months of 2012 and 2011, the Company’s expenditures for capital projects related to the environment were $2.8 million and

$1.0 million, respectively. These projects are capitalized and depreciated over their estimated useful lives, which are typically 10 years. Recurring costs associated with the operation and maintenance of facilities for waste treatment and disposal and managing environmental compliance in ongoing operations at the Company’s manufacturing locations were $13.7 million and $12.2 million for the nine months ended September 30, 2012 and 2011, respectively. While difficult to project, it is not anticipated that these recurring expenses will increase significantly in the future.

Over the years, the Company has received requests for information related to or has been named by the government as a potentially responsible party at a number of waste disposal sites where cleanup costs have been or may be incurred under CERCLA and similar state statutes. In addition, damages are being claimed against the Company in general liability actions for alleged personal injury or property damage in the case of some disposal and plant sites. The Company believes that it has made adequate provisions for the costs it may incur with respect to the sites. It is the Company’s accounting policy to record liabilities when environmental assessments and/or remedial efforts are probable and the cost or range of possible costs can be reasonably estimated. When no amount within the range is a better estimate than any other amount, the minimum is accrued. Some of the factors on which the Company bases its estimates include information provided by feasibility studies, potentially responsible party negotiations and the development of remedial action plans. After partial remediation payments at certain sites, the Company has estimated a range of possible environmental and legal losses of $9.1 million to $28.8 million at September 30, 2012, compared to $8.8 million to $28.6 million at December 31, 2011. At September 30, 2012, and December 31, 2011, the Company’s accrued liability for such losses, which represented the Company’s best estimate within the estimated range of possible environmental and legal losses, was $14.9 million and $14.6 million, respectively. During the first nine months of 2012, cash outlays related to legal and environmental matters approximated $2.2 million compared to $3.3 million for the first nine months of 2011.

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

OUTLOOK

The Company expects to deliver solid earnings growth in 2012. Net income, excluding deferred compensation, was up 16 percent for the first nine months. While the economy has created a more challenging environment, the Company remains committed to its strategy to globalize its business and improve product mix to deliver future earnings growth.

The surfactant segment is more recession resistant and should deliver record full year earnings on greater functional and household and industrial sales. Brazil should continue to deliver earnings growth. The polymer segment should also deliver record earnings despite the slowing economy.

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

Item 4 – Controls and Procedures

a.	Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures as of the end of the most recent fiscal quarter covered by this Form 10-Q, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) were effective as of September 30, 2012.

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

Item 1A – Risk Factors

There have been no material changes from the risk factors disclosed in the Company’s 2011 Annual Report on Form 10-K.

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds

Below is a summary by month of share purchases by the Company during the third quarter of 2012:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July	33,057	(a)	$95.21	—	—
August	5,453		$91.68	—	—
September	—		—	—	—

(a)	Shares tendered in lieu of cash for stock option exercises. The shares tendered were held by the individual exercising the options for more than six months.

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Mine Safety Disclosures

Not applicable

Item 5 – Other Information

None

Item 6 – Exhibits

(a)	Exhibit 10(a)	–	Copy of the Second Amendment of the Stepan Company 2000 Stock Option Plan

(b)	Exhibit 10(b)	–

Copy of Credit Agreement dated as of September 20, 2012, with JPMorgan Chase Bank, N.A. as

Administrative Agent, filed with the Company’s Current Report on Form 8-K on September 25, 2012,

and incorporated herein by reference.

(c)	Exhibit 31.1	–	Certification of President and Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)

(d)	Exhibit 31.2	–	Certification of Vice President and Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)

(e)	Exhibit 32	–	Certification pursuant to 18 U.S.C. Section 1350

(f)	Exhibit 101.INS	–	XBRL Instance Document (1)

(g)	Exhibit 101.SCH	–	XBRL Taxonomy Extension Schema Document (1)

(h)	Exhibit 101.CAL	–	XBRL Taxonomy Extension Calculation Linkbase Document (1)

(i)	Exhibit 101.LAB	–	XBRL Taxonomy Extension Label Linkbase Document (1)

(j)	Exhibit 101.PRE	–	XBRL Taxonomy Extension Presentation Linkbase Document (1)

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

Date: November 2, 2012

/s/ James. E. Hurlbutt
James. E. Hurlbutt
Vice President and Chief Financial Officer