Form 10-K
period 2012-12-31
STEPAN CO
filed 2013-02-27
CIK 94049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

( X )	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

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

Act    Yes  X  No ____

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

(Check one): Large accelerated filer   X   Accelerated filer          Non-accelerated filer          Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes __   No X

Aggregate market value at June 30, 2012, of voting and non-voting common stock held by nonaffiliates of the registrant: $812,371,804*

Number of shares outstanding of each of the registrant’s classes of common stock as of January 31, 2013:

Class	Outstanding at January 31, 2013
Common Stock, $1 par value	21,965,972

Documents Incorporated by Reference

Part of Form 10-K	Document Incorporated
Part III, Items 10-14	Portions of the Proxy Statement for Annual Meeting of Stockholders to be held April 30, 2013.

* Based on reported ownership by all directors, officers and beneficial owners of more than 5% of registrant’s voting stock. However, this determination does not constitute an admission of affiliate status for any of these holders.

STEPAN COMPANY

ANNUAL REPORT ON FORM 10-K

December 31, 2012

PART I

Item 1. Business

Stepan Company, which was incorporated under the laws of the state of Delaware on February 19, 1959, and its subsidiaries (the “Company”) produce specialty and intermediate chemicals, which are sold to other manufacturers and then made into a variety of end products. The Company has three reportable segments: surfactants, polymers and specialty products.

Surfactants are chemical agents that affect the interaction between two surfaces; they can provide actions such as detergency (i.e., the ability of water to remove soil from another surface), wetting and foaming, dispersing, emulsification (aiding two dissimilar liquids to mix), demulsification, viscosity modifications and biocidal disinfectants. Surfactants are the basic cleaning agent in detergents for washing clothes, dishes, carpets, fine fabrics, floors and walls. Surfactants are also used for the same purpose in shampoos, body wash and conditioners, fabric softeners, toothpastes, cosmetics and other personal care products. Commercial and industrial applications include emulsifiers for agricultural products, emulsion polymers such as floor polishes and latex foams and coatings, wetting and foaming agents for wallboard manufacturing, surfactants for enhanced oil recovery and biodiesel.

Polymers, which include two primary product lines, polyols and phthalic anhydride, are used in multiple types of specialty polymers. Polyurethane polyols are used in the manufacture of rigid foam for thermal insulation in the construction industry. They are also a base for raw material for coatings, adhesives, sealants and elastomers. Phthalic anhydride is used in polyester resins, alkyd resins, and plasticizers for applications in construction materials and components of automotive, boating, and other consumer products and internally in the Company’s polyols.

Specialty products are chemicals used in food, flavoring, nutritional supplement and pharmaceutical applications.

MARKETING AND COMPETITION

Principal customers for surfactants are manufacturers of detergents, shampoos, lotions, fabric softeners, toothpastes and cosmetics. In addition, surfactants are sold to the producers of emulsifiers, lubricating products and biodiesel fuel. The Company also is provides polymers for use in construction, refrigeration, automotive, boating and other consumer product industries. Polymer products are also used in the flexible foam industry as well as the coatings, adhesives, sealants and elastomer industries. Specialty products are used primarily by food, nutritional supplement and pharmaceutical manufacturers.

The Company does not sell directly to the retail market, but sells to a wide range of manufacturers in many industries and has many competitors. The principal methods of competition are product performance, price, technical assistance and adaptability to the specific needs of individual customers. These factors allow the Company to compete on a basis other than price alone, reducing the severity of competition as experienced in the sales of commodity chemicals having identical performance characteristics. The Company is one of the leading merchant producers of surfactants in the Americas. In the case of surfactants, much of the Company’s competition comes from several large global and regional producers and the internal divisions of larger customers. In the manufacture of polymers, the Company competes with the chemical divisions of several large companies, as well as with other small specialty chemical manufacturers. In specialty products, the Company competes with several large firms plus numerous small companies.

MAJOR CUSTOMER AND BACKLOG

The Company does not have any one customer whose business represented more than 10 percent of the Company’s consolidated revenue 2012, 2011 or 2010. The Company has contract arrangements with certain customers, but volumes are generally contingent on purchaser requirements. Much of the Company’s business is essentially on a “spot delivery basis” and does not involve a significant backlog.

ENERGY SOURCES

Substantially all of the Company’s manufacturing plants operate on electricity and interruptible natural gas. During peak heating demand periods, gas service to all plants may be temporarily interrupted for varying periods ranging from a few days to several months. The plants operate on fuel oil during these periods of interruption. The Company’s operations have not experienced any plant shutdowns or adverse effects upon its business in recent years that were caused by a lack of available energy sources, other than temporary service interruptions brought on by mechanical failure.

RAW MATERIALS

The most important raw materials used by the Company are petroleum or plant based. For 2013, the Company has contracts with suppliers that cover the majority of its forecasted requirements for major raw materials and is not substantially dependent upon any one supplier.

RESEARCH AND DEVELOPMENT

The Company maintains an active research and development program to assist in the discovery and commercialization of new knowledge with the intent that such efforts will be useful in developing a new product or in bringing about a significant improvement to an existing product or process. Total expenses for research and development during 2012, 2011 and 2010 were $28.0 million, $25.1 million, and $24.2 million, respectively. The remainder of research, development and technical service expenses reflected on the consolidated statements of income relates to technical services, which include routine product testing, analytical methods development and sales support service.

ENVIRONMENTAL COMPLIANCE

Compliance with applicable federal, state and local regulations regarding the discharge of materials into the environment, or otherwise relating to the protection of the environment, resulted in capital expenditures by the Company of approximately $5.3 million during 2012.

These expenditures represented approximately six percent of the Company’s total 2012 capital expenditures. Capitalized environmental expenditures are depreciated and charged on a straight-line basis to pretax earnings over their estimated useful lives, which are typically 10 years. Recurring costs associated with the operation and maintenance of facilities for waste treatment and disposal and managing environmental compliance in ongoing operations at our manufacturing locations were approximately $18.3 million in 2012. Compliance with such regulations is not expected to have a material adverse effect on the Company’s earnings and competitive position in the foreseeable future.

EMPLOYMENT

At December 31, 2012 and 2011, the Company employed 1,920 and 1,848 persons, respectively.

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

The executive officers of the Company, their ages and certain other information as of February 27, 2013, are as follows:

Name	Age	Title	Year First Elected Officer

F. Quinn Stepan	75	Chairman	1967
F. Quinn Stepan, Jr.	52	President and Chief Executive Officer	1997
John V. Venegoni	54	Vice President and General Manager – Surfactants	1999
Robert J. Wood	55	Vice President and General Manager – Polymers	2001
James E. Hurlbutt	59	Vice President and Chief Financial Officer	2002
Frank Pacholec	57	Vice President, Research and Development and Corporate Sustainability Officer	2003
Gregory Servatius	53	Vice President, Human Resources	2006
H. Edward Wynn	52	Vice President, General Counsel and Secretary	2007
Scott C. Mason	54	Vice President, Supply Chain	2010

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

The Company faces significant competition from numerous global companies as well as national, regional and local companies in the markets it serves. In addition, some of the Company’s customers have internal manufacturing capabilities that allow them to achieve make-versus-buy economics, which may result at times in the Company gaining or losing business with these customers in volumes that could adversely affect its profitability.

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

The Company has substantial operations outside the U.S. In the year ended December 31, 2012, the Company’s sales outside of the U.S. constituted approximately 40 percent of the Company’s net sales. In addition to the risks described in this Annual Report on Form 10-K that are common to both the Company’s U.S. and non-U.S. operations, the Company faces, and will continue to face, risks related to the Company’s foreign operations such as:

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

The Company has a significant amount of indebtedness and may incur additional indebtedness in the future. As of December 31, 2012, the Company had $182.4 million of debt on its balance sheet. U.S. debt included $152.1 million in unsecured promissory notes with maturities extending from 2013 until 2023. In addition, to provide liquidity, the Company has a $125.0 million revolving credit facility.

The Company’s foreign subsidiaries also maintain bank term loans and short-term bank lines of credit in their respective countries to meet working capital requirements as well as to fund capital expenditure programs and acquisitions. As of December 31, 2012, the Company’s foreign subsidiaries’ aggregate outstanding debt totaled $30.3 million.

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

Economic downturns adversely affect some users of the variety of end products that are manufactured using the Company’s products and the industries in which end products are used. These users may reduce their volume of purchases of such end products during economic downturns, which would reduce demand for the Company’s products. Additionally, uncertain conditions in the credit markets pose a risk to the overall economy that may impact consumer and customer demand of some of the Company’s products, as well as the Company’s ability to manage normal commercial relationships with its customers, suppliers and creditors. Some of the Company’s customers may not be able to meet the terms of sale and suppliers may not be able to fully perform their contractual obligations due to tighter credit markets or a general slowdown in economic activity.

In the event that economic conditions worsen or result in a prolonged downturn or recession, the Company’s results of operations, cash flows and financial position may be materially and adversely affected.

Various liability claims could materially and adversely affect the Company’s financial position, operating results and cash flows.

The Company may be required to pay for losses or injuries purportedly caused by its products. The Company faces an inherent exposure to various types of claims including general liability, product liability, product recall, toxic tort and environmental (“claims”), among others, if its products, or the end products that are manufactured with the Company’s products, result in property damage, injury or death. In addition, because the Company conducts business in multiple jurisdictions, the Company also faces an inherent exposure to other general claims based on its operations in those jurisdictions and the laws of those jurisdictions, including but not limited to claims arising from its relationship with employees, distributors, agents and customers, and other parties with whom it has a business relationship, directly or indirectly. Many of these claims may be made against the Company even if there is no evidence of a loss from that claim, and these claims may be either made by individual entities, or potentially a group of plaintiffs in a class action. Defending these claims could result in significant legal expenses relating to defense costs and/or damage awards and diversion of management’s time and the Company’s resources. Any claim brought against the Company, net of potential insurance recoveries, could materially and adversely affect the Company’s financial position, results of operations and cash flows.

Item 1B.  Unresolved Staff Comments

None

Item 2.  Properties

The following are the Company’s principal plants and other important physical properties. Unless otherwise noted, the listed properties are owned by the Company. Management believes that the facilities are suitable and adequate for the Company’s current operations.

	Name of Facility	Location	Site Size	Product
1.	Millsdale	Millsdale (Joliet), Illinois	492 acres	Surfactants/Polymers
2.	Fieldsboro	Fieldsboro, New Jersey	45 acres	Surfactants
3.	Anaheim	Anaheim, California	8 acres	Surfactants
4.	Winder	Winder, Georgia	202 acres	Surfactants
5.	Maywood	Maywood, New Jersey	19 acres	Surfactants / Specialty Products
6.	Stepan France	Grenoble, France	20 acres	Surfactants
7.	Stepan Mexico	Matamoros, Mexico	13 acres	Surfactants
8.	Stepan Germany	Cologne, Germany	12 acres	Surfactants/Polymers
9.	Stepan UK	Stalybridge (Manchester), United Kingdom	11 acres	Surfactants
10.	Stepan Colombia	Manizales, Colombia	5 acres	Surfactants
11.	Stepan Canada	Longford Mills, Canada	70 acres (leased)	Surfactants
12.	Stepan China	Nanjing, China	4 acres (leased)	Polymers
13.	Stepan Brazil	Vespasiano, Minas Gerais, Brazil	27 acres (capital lease)	Surfactants/Polymers
14.	Stepan Philippines	Bauan, Batangas, Philippines	9 acres (leased)	Surfactants
15.	Stepan Poland	Brzeg Dolny, Poland	4 acres (perpetual use right)	Polymers
16.	Stepan Asia	Jurong Island, Singapore	8 acres (leased)	Surfactants
17.	Company Headquarters and Central Research Laboratories	Northfield, Illinois	8 acres	N/A
18.	Company Corporate Supply Chain, Human Resources, Legal and Finance Functions	Northbrook, Illinois	3.25 acres	N/A

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

D’Imperio Property Site

During the mid-1970’s, Jerome Lightman and the Lightman Drum Company disposed of hazardous substances at several sites in New Jersey. The Company was named as a potentially responsible party (PRP) in the case United States v. Lightman (1:92-cv-4710 D.N.J.), which involved the D’Imperio Property Site located in New Jersey. In 2007, the Company reached an agreement with respect to the past costs and future allocation percentage in said litigation for costs related to the D’Imperio site, including costs to comply with USEPA’s Unilateral Administrative Orders. The resolution of the Company’s liability for this litigation did not have a material impact on the financial position, results of operations or cash flows of the Company. In 2012, the PRPs approved certain changes to remediation cost estimates which were considered in the Company’s determination of its range of estimated possible losses and liability balance. The changes in range of possible losses and liability balance were immaterial.

Remediation work is continuing at this site. Based on current information, the Company believes that its recorded liability for claims associated with the D’Imperio site is adequate. However, actual costs could differ from current estimates.

Wilmington Site

The Company is currently contractually obligated to contribute to the response costs associated with the Company’s formerly-owned site at 51 Eames Street, Wilmington, Massachusetts. Remediation at this site is being managed by its current owner to whom the Company sold the property in 1980. Under the agreement, once total site remediation costs exceed certain levels, the Company is obligated to contribute up to five percent of future response costs associated with this site with no limitation on the ultimate amount of contributions. To date, the Company has paid the current owner $2.1 million for the Company’s portion of environmental response costs through the third quarter of 2012 (the current owner of the site bills the Company one calendar quarter in arrears). The Company has recorded a liability for its portion of the estimated remediation costs for the site.

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

The Company believes that based on current information its recorded liability related to this site is adequate. However, depending on the ultimate cost of the remediation at this site, the amount for which the Company is liable could differ from the current estimates.

Other Matters

The Company has been named as a de minimis PRP at other sites, and as such the Company believes that a resolution of its liability will not have a material impact on the financial position, results of operations or cash flows of the Company.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

All share and per share data in Item 5 reflect the two-for-one common stock split that was effective on December 14, 2012.

(a)	The Company’s common stock is listed and traded on the New York Stock Exchange and the Chicago Stock Exchange. See table below for New York Stock Exchange quarterly market price information.

Quarterly Stock Data
	Stock Price Range
	2012		2011

Quarter	High	Low	High	Low
First	$46.00	$38.05	$39.43	$34.31
Second	$47.25	$41.35	$37.61	$31.33
Third	$50.43	$42.72	$41.08	$32.70
Fourth	$55.90	$44.89	$41.83	$32.32
Year	$55.90	$38.05	$41.83	$31.33

The Board of Directors declared a two-for-one stock split on its common stock in the form of a 100 percent stock dividend, payable on December 14, 2012. The Company’s preferred stock, which was convertible into 1.14175 shares of common stock, became convertible at a rate of 2.2835 shares of common stock after the split.

The Company’s 5 1/2 percent convertible preferred stock is listed and traded on the New York Stock Exchange and the Chicago Stock Exchange. See Note 10, Stockholders’ Equity of the Consolidated Financial Statements (Item 8 of this Form 10-K) for a description of the preferred stockholders’ rights.

On February 11, 2009, the Company’s Board of Directors authorized the Company to repurchase up to 1,000,000 shares of its outstanding common stock, or the equivalent in shares of the Company’s preferred stock. During 2012, 46,040 shares of Company common stock were purchased in the open market, 176,114 shares of common stock were received in lieu of cash from employees exercising stock options and 29,158 shares of common stock were received to settle employees’ minimum statutory withholding taxes related to performance stock awards. The purchased and received shares were recorded as treasury stock in the Company’s balance sheet. At December 31, 2012, 170,542 shares remained available for repurchase under the February 11, 2009, authorization. On February 19, 2013, the Board of Directors of Stepan Company authorized the Company to repurchase up to 1,000,000 shares of its outstanding common stock. This repurchase authorization replaced the February 11, 2009, authorization, and the remaining unutilized repurchase authorization of 170,542 shares was cancelled. The timing and amount of the repurchases are determined by the Company’s management based on its evaluation of market conditions and share price. Shares will be repurchased with cash in open market or private transactions in accordance with applicable securities and stock exchange rules.

(b)	On January 31, 2013, there were 1,457 holders of record of common stock of the Company.

(c)	Below is a summary by month of share purchases by the Company during the fourth quarter of 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

October	2,800	$45.01	—	—

November	130,504 (a)	47.70	—	—

December	—	—	—	—

(a)	Includes 110,000 shares tendered in lieu of cash for stock option exercises. The shares tendered were held by the individual exercising the options for more than six months.

(d)	See table below for quarterly dividend information.

Dividends Declared Per Common Share

Quarter	2012	2011
First	$0.14	$0.13
Second	$0.14	$0.13
Third	$0.14	$0.13
Fourth	$0.16	$0.14

Year	$0.58	$0.53

The Company has material debt agreements that restrict the payment of dividends. See the Liquidity and Financial Condition section of Part II, Item 7, Management’s Discussion and Analysis, for a description of the restrictions. See also Note 6, Debt, of the consolidated financial statements (Item 8 of this Form 10-K) for the amount of retained earnings available for dividend distribution at December 31, 2012. In addition to the restrictions of the debt agreements, no dividends on Company common stock may be declared and paid unless all accumulated and unpaid preferred dividends have been paid (see Note 10, Stockholders’ Equity, of the consolidated financial statements). To date, there are no unpaid preferred dividends.

(e)	Stock Performance Graph

The following stock performance graph compares the yearly change since December 31, 2007, in cumulative return on the common stock of the Company on a dividend reinvested basis to the Dow Jones Chemical Industry Index and the Russell 2000 Index. The Dow Jones Chemical Industry Index is a market-capitalization weighted grouping of 32 chemical companies, including major manufacturers of both basic and specialty products. The Company is not included in the Dow Jones Chemical Industry Index. The Russell 2000 Index is a market-capitalization weighted grouping of 2,000 small to medium sized companies in a broad range of industries. The Company has been included in the Russell 2000 Index since 1992. The graph assumes $100 was invested on December 31, 2007, and shows the cumulative total return as of each December 31 thereafter.

Item 6.  Selected Financial Data

(In thousands, except per share data)

For the Year	2012	2011	2010	2009	2008
Net Sales	$1,803,737	$1,843,092	$1,431,122	$1,276,382	$1,600,130
Operating Income	128,716	118,456	107,897	104,888	70,680
Percent of Net Sales	7.1%	6.4%	7.5%	8.2%	4.4%
Income Before Provision for Income Taxes	115,722	104,894	101,479	97,131	54,878
Percent of Net Sales	6.4%	5.7%	7.1%	7.6%	3.4%
Provision for Income Taxes	36,035	32,292	35,888	34,028	17,615
Net Income Attributable to Stepan Company	79,396	71,976	65,427	63,049	37,172
Per Diluted Share (a) (b)	3.71	3.21	2.95	2.92	1.76
Percent of Net Sales	4.4%	3.9%	4.6%	4.9%	2.3%
Percent to Total Stepan Company Stockholders’ Equity (c)	18.0%	19.2%	20.5%	25.3%	17.9%
Cash Dividends Paid	12,757	11,513	10,570	9,557	8,863
Per Common Share (a)	0.5800	0.5300	0.4900	0.4500	0.4250
Depreciation and Amortization	51,294	47,099	40,351	37,171	36,928
Capital Expenditures	83,159	83,166	73,748	42,631	49,778
Weighted-average Common Shares Outstanding (Diluted) (a)	22,730	22,440	22,180	21,592	21,098

As of Year End
Working Capital	$275,911	$246,516	$222,199	$186,297	$116,288
Current Ratio	2.1	2.1	2.1	2.1	1.5
Property, Plant and Equipment, net	422,022	383,983	353,585	248,618	238,166
Total Assets	985,478	901,118	811,431	634,203	611,897
Long-term Debt Obligations, Less Current Maturities	149,564	164,967	159,963	93,911	104,725
Total Stepan Company Stockholders’ Equity	478,985	401,211	349,491	289,285	208,144

(a)	Reflects the two-for-one common stock split that was effective December 14, 2012.
(b)	Based on weighted-average number of common shares outstanding during the year.
(c)	Based on average equity.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

The Company produces and sells intermediate chemicals that are used in a wide variety of applications worldwide. The overall business comprises three reportable segments:

•

Surfactants – Surfactants, which accounted for 72 percent of consolidated net sales in 2012, are principal ingredients in consumer and industrial cleaning products such as detergents for washing clothes, dishes, carpets, floors and walls, as well as shampoos, body washes, toothpastes and fabric softeners. Other applications include germicidal quaternary compounds, lubricating ingredients, emulsifiers (for spreading agricultural products), plastics and composites and biodiesel. Surfactants are manufactured at six North American sites (five in the U.S. and one in Canada), three European sites (United Kingdom, France and Germany), three Latin American sites (Mexico, Brazil and Colombia) and two Asian sites (Philippines and Singapore). The Company also holds a 50 percent ownership interest in a joint venture, TIORCO, LLC (TIORCO), that markets chemical solutions for increasing the production of crude oil and natural gas from existing fields (enhanced oil recovery). The joint venture is accounted for under the equity method, and its financial results are excluded from surfactant segment operating results. Profits on sales of the Company’s surfactants to enhanced oil recovery customers are included in surfactants segment results.

•

Polymers – Polymers, which accounted for 24 percent of consolidated net sales in 2012, include two primary product lines: polyols and phthalic anhydride. Polyols are used in the manufacture of rigid laminate insulation board and panels for thermal insulation in the construction industry and are also a base raw material for flexible foams and coatings, adhesives, sealants and elastomers (collectively CASE products). Phthalic anhydride is used in unsaturated polyester resins, alkyd resins and plasticizers for applications in construction materials and components of automotive, boating and other consumer products. In addition, phthalic anhydride is used internally in the production of polyols. In the U.S., polymer product lines are manufactured at the Company’s Millsdale, Illinois, site. In Europe, polyols are manufactured at the Company’s subsidiaries in Germany and Poland. In Asia, polyols are produced at the Company’s 80-percent owned joint venture in Nanjing, China.

•

Specialty Products – Specialty products, which accounted for 4 percent of consolidated net sales in 2012, include flavors, emulsifiers and solubilizers used in the food and pharmaceutical industries. Specialty products are primarily manufactured at the Company’s Maywood, New Jersey, site. In the second quarter of 2011, the Company purchased three product lines from Lipid Nutrition B.V. (Lipid Nutrition), a part of Loders Croklaan B.V. The acquired product lines, which are produced at the Company’s Maywood, New Jersey, plant and outside contract manufacturers, provide a portfolio of nutritional fats for the food, supplement and nutrition industries.

All three segments have growth strategies that require investment outside of North America. The Company’s recent surfactant investments in Brazil and Singapore, polymer investments in Germany and Poland and specialty products investment in the Netherlands (Lipid Nutrition) have resulted in planned higher costs while facilitating the Company’s long-term growth strategies.

Stock Split

On October 23, 2012, the Company’s Board of Directors declared a two-for-one stock split in the form of a 100 percent stock dividend, which was distributed on December 14, 2012, to stockholders of record on November 30, 2012. All share and per share data presented in this management’s discussion and analysis reflect the effects of the stock split.

Deferred Compensation Plans

The accounting for the Company’s deferred compensation plans can cause year-over-year fluctuations in Company profits. Compensation expense is recorded when the values of Company common stock and mutual funds held for the plans increase, and compensation income is recorded when the values of Company common stock and mutual funds held for the plans decrease. The pretax effect of all deferred compensation-related activities (including realized and unrealized gains and losses on the mutual fund assets held to fund the deferred compensation obligations) for the years ended December 31, 2012, 2011 and 2010, and the statement of income line items in which the effects of the activities were recorded are displayed in the following tables:

	Income (Expense)
(In millions)	For the Year Ended December 31
	2012	2011	Change
Deferred Compensation (Administrative expense)	($10.2)	($1.5)	$(8.7	)(1)
Investment Income (Other, net)	0.1	0.1	-
Realized/Unrealized Gains (Losses) on Investments (Other, net)	1.3	(0.1)	1.4

Pretax Income Effect	($8.8)	($1.5)	$(7.3)

	Income (Expense)
(In millions)	For the Year Ended December 31
	2011	2010	Change
Deferred Compensation (Administrative expense)	($1.5)	($5.0)	$3.5	(1)
Investment Income (Other, net)	0.1	0.1	-
Realized/Unrealized Gains (Losses) on Investments (Other, net)	(0.1)	1.4	(1.5)

Pretax Income Effect	($1.5)	($3.5)	$2.0

(1)	See the applicable Corporate Expenses section of this management’s discussion and analysis for details regarding the period-to-period change in deferred compensation.

Effects of Foreign Currency Translation

The Company’s foreign subsidiaries transact business and report financial results in their respective local currencies. As a result, foreign subsidiary income statements are translated into U.S. dollars at average foreign exchange rates appropriate for the reporting period. Because foreign exchange rates fluctuate against the U.S. dollar over time, foreign currency translation affects year-to-year comparisons of financial statement items (i.e., because foreign exchange rates fluctuate, similar year-to-year local currency results for a foreign subsidiary may translate into different U.S. dollar results). The following tables present the effects that foreign currency translation had on the year-over-year changes in consolidated net sales and various income line items for 2012 compared to 2011 and 2010 compared to 2010:

	Year Ended			(Decrease) Due to Foreign
	December 31		Increase
(In millions)	2012	2011	(Decrease)	Translation

Net Sales	$1,803.7	$1,843.1	$(39.4)	$(39.6)
Gross Profit	291.6	255.6	36.0	(5.2)
Operating Income	128.7	118.5	10.2	(2.7)
Pretax Income	115.7	104.9	10.8	(2.6)

	Year Ended			Increase Due to Foreign
	December 31
(In millions)	2011	2010	Increase	Translation

Net Sales	$1,843.1	$1,431.1	$412.0	$27.6
Gross Profit	255.6	236.0	19.6	2.5
Operating Income	118.5	107.9	10.6	1.2
Pretax Income	104.9	101.5	3.4	1.0

RESULTS OF OPERATIONS

2012 Compared with 2011

Summary

Net income attributable to the Company for 2012 increased 10 percent to $79.4 million, or $3.49 per diluted share, compared to $72.0 million, or $3.21 per diluted share, for 2011. Below is a summary discussion of the major factors leading to the year-over-year changes in net sales, profits and expenses. A detailed discussion of segment operating results for 2012 compared to 2011 follows the summary.

Consolidated net sales declined $39.4 million, or two percent, year over year. Lower average selling prices and the unfavorable impact of foreign currency translation accounted for $39.7 million and $39.6 million, respectively, of the decrease. A two percent increase in sales volume offset the effects of lower prices and foreign currency translation by $39.9 million. Decreased average raw material costs for surfactants drove the decline in average selling prices. Weaker foreign currencies against the U.S. dollar for most countries in which the Company transacts business caused the unfavorable currency translation impact. Sales volume improved for the surfactants and polymers segments, but was down for specialty products.

Operating income for 2012 improved $10.3 million, or nine percent, over operating income reported for 2011. Gross profit increased $36.0 million, or 14 percent, due to higher unit profit margins and sales volumes. In addition, polymers gross profit benefited from a large sale of urethane systems used to insulate an aircraft carrier. All three segments contributed to the gross profit improvement. The effects of foreign currency translation reduced the year-over-year gross profit and operating income increases by $5.2 million and $2.7 million, respectively.

Operating expenses increased $25.7 million, or 19 percent, between years. The following summarizes the year-over-year changes in the individual income statement line items that comprise the Company’s operating expenses:

•

Administrative expenses increased $13.2 million, or 26 percent, largely due to an $8.7 million increase in deferred compensation expense. An increase in the value of Company common stock, to which a large part of the Company’s deferred compensation obligation is tied, led to the higher year-over-year deferred compensation expense. See the ‘Overview’ and ‘Corporate Expenses’ sections of this management discussion and analysis for further details. Legal and environmental expenses and patent filing costs accounted for $1.8 million and $0.8 million, respectively, of the year-over-year administrative expense increase. Increased costs to protect intellectual property related to the Company’s global innovation and growth activities led to the higher patent filing and legal expenses. Revised estimates for remediation costs at three of the Company’s environmental sites contributed about $0.7 million to the higher legal and environmental expenses. In addition to the foregoing, corporate fringe benefit (which includes incentive pay) and salary expenses increased $0.8 million and $0.7 million between years. The increase in fringe benefits was driven by higher performance-based bonus and profit sharing expenses that reflected the year-over-year improvement in Company earnings. Additional staffing to support the Company’s growth, promotions and normal pay raises caused the increase in salary expense. The effects of foreign currency translation reduced the year-over-year expense change by $0.8 million.

•

Selling expenses increased $7.3 million, or 16 percent, between years. Approximately $1.7 million of the increase was due to added expense incurred for the Lipid Nutrition business, which was acquired in June 2011 (i.e., 12 months of expense in 2012 compared to six months of expense in 2011). North American fringe benefit and salary expenses increased $1.7 million and $1.5 million, respectively. The increased fringe benefits included higher bonus and profit sharing expenses, and the increased salary expenses reflected additional staffing and annual pay raises. Selling expenses in Latin America were $1.3 million higher due mainly to increased personnel expenses resulting from higher staffing levels to support the Company’s growth initiatives in Brazil. Total bad debt expense increased $1.1 million primarily due to favorable reserve adjustments made in 2011. The effects of foreign currency translation reduced the year-over-year selling expense change by $1.3 million.

•

Research, development and technical service expenses increased $5.2 million, or 13 percent, year over year. Higher North American salary and fringe benefit expenses accounted for $1.3 million and $1.2 million of the increase, respectively. Expenses for European operations were up $1.7 million between years mainly due to a $0.8 million increase in costs for registering Company products under Europe’s REACH (Registration, Evaluation, Authorization and Restriction of Chemical substances) initiative and to a $0.7 million increase in salary and fringe benefit expenses. Lipid Nutrition and Singapore each added $0.4 million of additional research and development expenses (primarily personnel costs), respectively, in the current year. The effects of foreign currency translation reduced the year-over-year research, development and technical service expense increase by $0.4 million.

Interest expense, net, increased $0.5 million, or six percent, between years. Higher average borrowing levels led to the increase. In the fourth quarter of 2011, the Company secured $65 million of additional long-term notes to take advantage of low interest rates and to support global growth initiatives.

The loss from the Company’s 50-percent equity joint venture (TIORCO) increased $1.1 million year over year primarily due to higher operating expenses and lower commission and technical service income. Business for the joint venture is developing slower than anticipated, but the number of opportunities in the pipeline is encouraging.

Other, net was $1.3 million of income for 2012 compared to $0.9 million of expense for 2011. Investment activity for the Company’s deferred compensation and supplemental defined contribution mutual fund assets resulted in income of $1.6 million for 2012 compared to expense of $0.1 million for 2011. In addition, foreign exchange losses for 2012 totaled $0.3 million compared to $0.8 million for 2011.

The effective tax rate was 31.1 percent in 2012 compared to 30.8 percent in 2011. The increase was primarily attributable to the expiration of the U.S. research and development tax credit which was partially offset by an overall lower state effective tax rate.

On January 2, 2013 President Obama signed into law The American Taxpayer Relief Act of 2012, which contained a provision extending the federal research and development tax credit and the small agri-biodiesel producer tax credit retroactively from January 1, 2012 through December 31, 2013. As a result of this legislation, the Company expects to record a tax benefit of approximately $1.25 million in the first quarter of 2013 for amounts generated in 2012.

See Note 10 to the consolidated financial statements for a reconciliation of the statutory U.S. federal income tax rate to the effective tax rate.

Segment Results

(In thousands)	Surfactants	Polymers	Specialty Products	Segment Results	Corporate	Total

For the year ended December 31, 2012
Net sales	$1,305,800	$423,959	$73,978	$1,803,737	—	$1,803,737
Operating income	118,591	48,130	12,242	178,963	(50,247)	128,716

For the year ended December 31, 2011
Net sales	$1,361,956	$421,515	$59,621	$1,843,092	—	$1,843,092
Operating income	100,811	40,909	13,307	155,027	(36,571)	118,456

Surfactants

Surfactants net sales for 2012 declined $56.2 million, or four percent, from net sales for 2011. Lower average selling prices, primarily due to decreased raw material costs, and the effects of foreign currency translation accounted for $57.2 million and $28.1 million, respectively, of the decrease. Sales volume grew by two percent, which increased net sales by $29.1 million. All regions contributed to the sales volume improvement. A year-over-year comparison of net sales by region follows:

	For the Year Ended
(In thousands)
	December 31, 2012	December 31, 2011	Increase (Decrease)	Percent Change
North America	$810,988	$839,940	$(28,952)	-3
Europe	286,071	317,629	(31,558)	-10
Latin America	156,509	147,614	8,895	+6
Asia	52,232	56,773	(4,541)	-8

Total Surfactants Segment	$1,305,800	$1,361,956	$(56,156)	-4

Net sales for North American operations decreased three percent mainly due to a four percent drop in average selling prices, which accounted for $30.5 million of the net sales decline. A slight increase in sales volume increased net sales by $2.2 million. The decrease in average selling prices was attributable to lower raw material costs, particularly for the last half of 2012, partially offset by a more favorable sales mix. Sales volume increased less than one percent between years as increases in sales of products used in agricultural and household and industrial cleaning applications were largely offset by decreases in sales of products used in consumer laundry and cleaning and personal care applications. Increased business with most major customers led to the improved sales volume of agricultural and household and industrial cleaning and products. Competitive pressures and lower surfactant requirements for certain customer applications accounted for the decline in sales volume for consumer laundry and personal care products. The effects of foreign currency translation reduced year-over-year net sales by $0.7 million.

Net sales for European operations declined 10 percent due to an eight percent decrease in average selling prices and the unfavorable effects of foreign currency translation, which accounted for $25.5 million and $15.7 million, respectively, of the net sales change. Sales volume improved three percent between years, which mitigated the year-over-year net sales decline by $9.6 million. Average selling prices fell as a result of raw material cost decreases. A weakening of the European euro and British pound sterling against the U.S. dollar caused the unfavorable foreign currency translation effect. Stronger demand and new business for the Company’s laundry and cleaning products, particularly fabric softeners, accounted for the sales volume increase.

Net sales for Latin American operations grew six percent due to a 12 percent increase in average selling prices and a three percent increase in sales volume, which accounted for $18.0 million and $4.0 million, respectively, of the year-over-year net sales change. The unfavorable effects of foreign currency translation reduced the net sales improvement by $13.1 million. The higher average selling prices reflected a more favorable mix of sales, notably for the Brazil manufacturing plant for which the sale of higher value product was made possible by last year’s addition of neutralizer capacity. A weakening of the Brazilian real and Mexican peso against the U.S. dollar led to the unfavorable currency translation effect.

Net sales for Asia operations declined eight percent due to a different mix of sales (a greater proportion of toll sales using raw material consigned by the customer) that more than offset a 19 percent improvement in sales volume. Stronger demand from existing customers and startup sales for the Singapore plant accounted for the volume increase.

Surfactants operating income for 2012 improved $17.8 million, or 18 percent, over operating income for 2011. Gross profit increased $24.9 million, or 14 percent, primarily due to improved margins resulting from a more favorable mix of sales and lower raw material costs. The two percent increase in sales volume and improved production efficiencies in Brazil also contributed to the profit growth. The effects of foreign currency translation reduced the year-over-year increase in gross profit by $3.6 million. Operating expenses increased $7.1 million, or nine percent. Year-over-year comparisons of gross profit by region and total segment operating expenses and operating income follow:

(In thousands)	For the Year Ended
	December 31, 2012	December 31, 2011	Increase (Decrease)	Percent Change
Gross Profit
North America	$155,891	$138,578	$17,313	+12
Europe	24,759	22,114	2,645	+12
Latin America	20,381	12,633	7,748	+61
Asia	2,339	5,192	(2,853)	-55

Total Surfactants Segment	$203,370	$178,517	$24,853	+14

Operating Expenses	84,779	77,706	7,073	+9

Operating Income	$118,591	$100,811	$17,780	+18

Gross profit for North American operations improved 12 percent year-over-year largely due to improved unit sales margins. A more favorable sales mix and lower year-over-year raw material costs drove the improvement. This was particularly evident in the final three months of 2012 as quarter-over-quarter gross profit increased $8.5 million. The favorable sales mix resulted from the previously noted increases in sales volumes of agricultural and household and industrial cleaning products. Although average sales prices declined between years, average raw material costs fell to a greater degree, which led to improved comparative margins.

Gross profit for European operations increased 12 percent, which was principally attributable to improved unit margins and the three percent increase in sales volume. Lower raw material costs, which outpaced declining selling prices, and reduced manufacturing expenses led to the improved margins. Manufacturing expenses were lower between years as expenses for 2011 included the effects of a planned three-week shutdown for a mandatory inspection at the Company’s Germany plant. Partially offsetting the lower expenses was the impact of foreign currency translation, which lessened the year-over-year increase in gross profit by $1.5 million.

Gross profit for Latin American operations improved 61 percent mainly as a result of lower costs, favorable sales mix and higher sales volume. Gross profit for 2011 was negatively impacted by significant expenses related to the delayed start-up of the capacity expansion in Brazil. The favorable sales mix reflected a greater sales volume of neutralized products.

Gross profit for Asia operations declined 55 percent due to start-up and preproduction expenses related to the new plant in Singapore, which offset the effect of the 19 percent increase in sales volume. After delay, the Singapore plant produced trial quantities in the fourth quarter. In addition to the impact of the Singapore plant, prior year gross profit benefited from a $1.4 million recovery of value added tax receivables in the Philippines, which were previously reserved for due to recoverability uncertainty.

Operating expenses for the surfactants segment increased $7.1 million, or nine percent, year over year. Excluding the effects of foreign currency translation, which reduced the year-over-year change by $1.9 million, operating expenses were up $9.0 million. Selling expenses increased $4.6 million, which was primarily attributable to higher salary expenses, due to increased staffing levels and pay increases, and related personnel costs (fringe benefits, incentive pay and travel) associated with the Company’s growth initiatives. Also contributing to the selling expense increase was bad debt expense, which was up $0.7 million year over year primarily due to favorable reserve adjustments in 2011. Research and development expenses increased $3.8 million largely as a result of higher salary expenses and related personnel costs. Higher expenses in Europe associated with the REACH initiative contributed $0.8 million of the increase in research and development costs.

Polymers

Polymers net sales for 2012 increased $2.4 million, or one percent, over net sales for 2011. A three percent rise in sales volume and higher average selling prices accounted for $10.6 million and $3.1 million, respectively, of the increase. The unfavorable effects of foreign currency translation reduced the net sales increase by $11.3 million. Increased costs for raw materials, particularly for North American operations, led to the higher average selling prices. Europe accounted for the sales volume growth. A year-over-year comparison of net sales by region is displayed below:

(In thousands)	For the Year Ended
	December 31, 2012	December 31, 2011	Increase (Decrease)	Percent Change
North America	$262,376	$259,713	$2,663	+1
Europe	135,198	133,375	1,823	+1
Asia and Other	26,385	28,427	(2,042)	-7

Total Polymers Segment	$423,959	$421,515	$2,444	+1

Net sales for North American operations were up one percent due to a one percent increase in average selling prices, which increased year-over-year net sales by $3.8 million. Sales volume declined less than one percent, reducing the effect of the increase in average selling prices by $1.1 million. Higher phthalic anhydride raw material costs led to the increase in average selling prices. Polyol selling prices declined between years due to a lower cost for a major raw material. Sales volume for phthalic anhydride fell three percent between years primarily due to reduced demand for phthalic anhydride in plasticizer applications. Polyol sales volume grew two percent primarily as a result of greater demand for polyol used in rigid board insulation and in CASE applications, particularly in the fourth quarter. Given lower anticipated demand for phthalic anhydride, the Company reduced its manufacturing capacity by shutting down its oldest, fully depreciated reactor. Management believes that the remaining capacity is adequate to meet projected sales demand as well as the Company’s internal needs for the production of polyol.

Net sales for European operations increased one percent due to a 10 percent improvement in sales volume and a less than one percent rise in average selling prices, which increased year-over-year net sales by $12.9 million and $0.6 million, respectively. The unfavorable effects of foreign currency translation reduced the net sales change by $11.7 million. The improvement in sales volume reflected new uses in metal insulation panels and adhesive polyol. A year-over-year weakening of the European euro and the Polish zloty against the U.S. dollar led to the foreign currency translation effect.

Net sales for Asia and Other operations declined seven percent between years due to a seven percent decrease in average selling prices and a one percent decrease in sales volume, which accounted for $2.0 million and $0.4 million, respectively, of the year-over-year reduction in net sales. The effects of foreign currency translation mitigated the net sales decline by $0.4 million. The lower selling prices reflected a decline in raw material costs.

Polymer operating income for 2012 increased $7.2 million, or 18 percent, over operating income for 2011. Gross profit increased $10.3 million, as all three regions reported improvements. The year-over-year increase in gross profit reflected higher margins, a large North American urethane systems sale used to insulate an aircraft carrier and increased sales volume. The impact of a second quarter planned maintenance shutdown at the North American site tempered the gross profit improvement. Operating expenses increased $3.1 million, or 15 percent. Below are year-over-year comparisons of gross profit by region and total segment operating expenses and operating income:

(In thousands)	For the Year Ended
	December 31, 2012	December 31, 2011	Increase	Percent Change
Gross Profit
North America	$50,006	$44,296	$5,710	+13
Europe	18,688	14,803	3,885	+26
Asia and Other	3,207	2,455	752	+31

Total Polymers Segment	$71,901	$61,554	$10,347	+17

Operating Expenses	23,771	20,645	3,126	+15

Operating Income	$48,130	$40,909	$7,221	+18

Gross profit for North American operations increased 13 percent largely due to improved polyol margins and to the large urethane systems sale, partially offset by the effects of a planned triennial maintenance shutdown taken in the second quarter of 2012. The maintenance shutdown resulted in approximately $1.0 million of additional costs for outsourcing a portion of the Company’s second quarter requirements of phthalic anhydride.

Gross profit for European operations increased 26 percent, which was attributable to improved unit margins and higher sales volumes. The increase in unit margins included the elimination of outsourced volumes necessitated in 2011 due to a reactor fire in Germany’s polyol plant. Foreign currency translation had a $1.6 million negative effect on the year-over-year change in gross profit.

As noted in prior filings, in May of 2011 one of two reactors in the German polyol plant sustained fire damage. The damaged equipment was repaired and placed back into service in the fourth quarter of 2011. The Company has insurance policies to cover repair costs and business interruption losses. In the fourth quarter of 2012, the Company settled its insurance claim against one of two insurers. The settlement did not have a material effect on the Company’s financial results. The claim against the second insurer has not yet been settled.

Gross profit for Asia and Other operations increased 31 percent primarily due to improved margins resulting from lower raw material costs. As noted in previous filings, local government officials in Nanjing, China, have informed the Company that its manufacturing facility in that city will need to be relocated. The Company’s intention is to build a new facility, projected to be operational in 2015, in the Nanjing Chemical Industrial Park. In 2012, the Company purchased land use rights for the site on which the new manufacturing plant will be constructed. Scoping and costing of the project are ongoing. Management believes that there will be a period of time for which the existing plant will be out of service while the new plant is under construction. During that period, customers’ requirements will be outsourced from other Company plants or from an outside chemical company, which will negatively affect profits. In addition, as a result of the impending move, the Company reduced the useful life of the current plant’s assets, thereby accelerating depreciation expense. The accelerated depreciation did not have a significant effect on profits for 2012, and is not expected to have a material effect on 2013 earnings.

Operating expenses for the polymers segment increased $3.1 million, or 15 percent, between years. Excluding the effects of foreign currency translation, the year-over-year increase was $3.7 million. Selling expenses increased $2.3 million, which was primarily attributable to higher salary expenses, due to increased staffing levels and pay increases, and the related personnel costs (fringe benefits and incentive pay). In addition, bad debt expense increased $0.4 million between years. The increase in bad debt expense reflected favorable provision adjustments made in 2011. Research and development expenses increased $0.8 million mainly due to increased salaries and related personnel costs.

Specialty Products

Net sales for 2012 increased $14.4 million, or 24 percent, over net sales for 2011. The business added when the Lipid Nutrition product lines were acquired in June 2011 accounted for the net sales improvement. Year-over-year net sales and sales volume excluding the new Lipid Nutrition business were down five percent and 13 percent, respectively, primarily for the segment’s legacy multi-chain triglyceride product lines, due to lost customer share resulting from increased foreign competition. Gross profit increased $1.3 million, or seven percent, between years, due to the addition of the Lipid Nutrition product lines, but operating income fell $1.1 million, or eight percent. The combination of incremental operating expenses needed to support the Lipid Nutrition product lines and weakness in multi-chain triglyceride sales led to the operating income decline.

Corporate Expenses

Corporate expenses, which comprise operating expenses that are not allocated to the reportable segments, increased $13.6 million to $50.2 million for 2012 from $36.6 million for 2011. Increases in deferred compensation expense, legal and environmental expenses and patent filing costs accounted for $8.7 million, $1.8 million and $0.8 million of the increase, respectively. Fringe benefits (which included incentive pay), salary expenses and travel-related expenses were also up year over year ($0.8 million, $0.7 million and $0.5 million, respectively).

With respect to deferred compensation, the Company recorded $10.2 million of expense for 2012 compared to $1.5 million of expense for 2011. Increases in the value of Company common stock, to which a large part the deferred compensation obligation is tied, accounted for most of the higher year-over-year deferred compensation expense. For 2012, the value of Company stock increased $15.46 per share from $40.08 per share at December 31, 2011, to $55.54 per share at December 31, 2012. For 2011, the Company’s common stock price increased $1.94 per share from $38.14 per share at December 31, 2010, to $40.08 per share at December 31, 2011. The accounting for the Company’s deferred compensation plans results in expense when the values of Company common stock and mutual fund investment assets held for the plans increase and income when the values of Company common stock and mutual funds decline.

The increases in legal and environmental expenses and patent filing costs were primarily attributable to increased costs to support the Company’s global innovation and growth activities. Revised estimates for remediation costs for three of the Company’s environmental sites contributed about $0.7 million to the higher legal and environmental expenses.

The increase in fringe benefits was driven by higher bonus and profit sharing expenses that reflected the year-over-year improvement in Company earnings. Additional staffing to support the Company’s growth, promotions and normal pay raises caused the increase in salary expense.

2011 Compared with 2010

Summary

Net income attributable to the Company for 2011 increased 10 percent to $72.0 million, or $3.21 per diluted share, compared to $65.4 million, or $2.95 per diluted share, for 2010. A detailed discussion of segment operating performance follows the summary.

Consolidated net sales for 2011 increased $412.0 million, or 29 percent, over net sales for 2010. Higher average selling prices, a three percent improvement in sales volume and the favorable effects of foreign currency translation accounted for approximately $340.6 million, $43.8 million and $27.6 million, respectively, of the increase. Higher year-over-year raw material costs were the primary drivers for the increase in average selling prices. Sales volume was up for all three reportable segments. The foreign currency translation effect reflected a weaker U.S. dollar against all foreign currencies in which the Company transacts business.

The Company’s 2011 operating income grew $10.6 million, or 10 percent, over 2010 operating income. Gross profit increased $19.6 million, or eight percent, primarily on improved results for the surfactants and polymers segments. Gross profit for the specialty products segment was also up year over year due to the new Lipid Nutrition product line acquired in the second quarter of 2011. The favorable effects of foreign currency translation added $2.5 million to the year-over-year increase in gross profit.

Operating expenses increased $9.0 million, or seven percent, year over year primarily due to the following:

•

Selling expenses increased $5.5 million, or 14 percent, year over year. Expenses related to the Company’s growth initiatives in Singapore, Brazil and Poland and the consolidation of the Philippines entity accounted for $2.6 million of the increase. In addition, first-time expenses related to the product lines acquired in the Lipid Nutrition acquisition (completed in the second quarter of 2011) added $1.6 million. U.S. travel-related expenses were up $0.6 million, and the effects of foreign currency translation contributed $0.6 million of the year-over-year change.

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

•

Research, development and technical service expenses were up $2.2 million, or six percent. An increase in U.S. expenses ($2.7 million), largely due to additional staff and salary expenses, was partially offset by lower product registration expenses under Europe’s Registration, Evaluation, Authorization of Chemical Substances (REACH) regulation ($0.9 million). Increased expenses for the Company’s operation in Poland ($0.3 million), which reflected a full year of expenses compared to a partial year in 2010, also contributed to the year-over-year increase.

Interest expense, net, was up $2.8 million, or 43 percent, between 2011 and 2010. Higher average borrowing levels led to the increase. The rise in the average debt levels was, in part, attributable to working capital requirements that were driven higher by raw material cost inflation. In addition, in November 2011 and June 2010, the Company secured $65 million and $40 million of additional long-term notes, respectively, to take advantage of low interest rates and support global growth initiatives.

The loss from equity joint ventures, which included results for TIORCO for 2011 and the results for TIORCO and SPI for the first three quarters of 2010 (the 2010 amount included SPI results for the first half of the year plus part of the third quarter), increased $2.0 million year over year. SPI’s equity income in 2010 was $1.2 million, which included a $0.7 million gain related to revaluing the Company’s original 50 percent interest in SPI as part of the 2010 acquisition of controlling interest in the entity. The TIORCO joint venture is primarily a cost sharing venture with Nalco Company (now a part of Ecolab Inc.), as the Company sells surfactants directly into the enhanced recovery market and the corresponding profit resides in the surfactants segment operating results. As planned, the equity loss in TIORCO increased $0.8 million year over year.

Other, net was $0.9 million of expense for 2011 compared to $1.6 million of income for 2010. Investment losses, attributable to the Company’s deferred compensation and supplemental defined contribution plan mutual fund investments, amounted to $0.1 million for 2011 compared to $1.5 million of gains for 2010. The Company reported foreign exchange losses of $0.8 million in 2011 versus $0.1 million of gains in 2010.

The effective tax rate was 30.8 percent in 2011 compared to 35.4 percent in 2010. The decrease was primarily attributable to the implementation of a holding company structure that provides a recurring benefit in lowering the effective tax rate on foreign earnings. Also contributing to the decrease was a non-recurring provision in 2010 related to the purchase of an increased ownership in SPI and a dividend from the Company’s subsidiary in Colombia. An increase in U.S. credits also contributed to the lower effective tax rate, but this was offset by the enactment of a higher Illinois corporate income tax rate in 2011.

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

Net sales for North American operations increased 24 percent due to a 28 percent increase in average selling prices and the favorable effect of foreign currency translation, which accounted for $181.6 million and $2.8 million, respectively, of the net sales change. A four percent decline in sales volume reduced the year-over-year change by $24.3 million. The increase in average selling prices was primarily attributable to higher year-over-year raw material costs. Raw material prices rose through the first three quarters of 2011 and began to decline in the fourth quarter. A more favorable sales mix also contributed to the improvement in average selling prices. Sales volume declined largely due to a decrease in laundry and cleaning product sales partially offset by increased sales of agricultural surfactants and biodiesel products. The decline in laundry and cleaning products volume resulted from nonrecurring business in 2010 and weaker demand brought on, in part, by changes in customer product formulations. Stronger demand from all major customers and new business led to the better year-over-year sales volume of agricultural products. The escalating cost of crude oil led to new customers for the Company’s biodiesel products. Total North American sales volume for the fourth quarter of 2011 was up three percent over the same period of 2010, somewhat reversing the trend of the first three quarters.

Net sales for European operations increased 28 percent due to a 28 percent increase in average selling prices and the favorable effects of foreign currency translation, which accounted for $66.9 million and $13.0 million, respectively, of the net sales increase. Sales volume declined four percent between 2011 and 2010, which reduced the year-over-year change by $11.0 million. Rising raw material costs drove average selling prices higher. A strengthening of the European euro and British pound sterling against the U.S. dollar in the first three quarters of 2011 led to the favorable foreign currency translation effect. The sales volume decline was attributable to the UK subsidiary where some laundry and cleaning and personal care business was lost due to price competition.

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

Operating expenses for the surfactants segment increased $5.9 million, or eight percent, year over year. Higher expenses for North American operations ($3.7 million), additional expenses for the Singapore and Philippines locations, which were first consolidated in the third quarter of 2010 ($1.7 million), and the effects of foreign currency translation ($1.1 million) accounted for most of the operating expense increase. The increase in North America operating expenses was attributable to higher research and development ($2.1 million) and selling expenses ($1.8 million). Higher salary and temporary help expenses accounted for the increased North America research and development expense. Increased support expenses for the expanding Asia operations accounted for most of the increase in North American selling expenses. The remainder of the year-over-year difference was attributable to lower European operation expenses ($1.9 million) partially offset by higher Latin American operation expenses ($1.4 million).

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

Gross profit for European operations increased 22 percent due to the 15 percent improvement in sales volume and $0.8 million in favorable foreign currency translation impact. Unit margins for 2011 approximated those for 2010. The impact of selling price increases was largely offset by the effects of higher raw material costs and costs to outsource polyols from the segment’s North American operations as a result of fire damage to one of the Company’s polyol reactors in Germany that occurred in the second quarter of 2011. The damaged equipment was placed back into service in the fourth quarter.

Gross profit for Asia and Other operations increased 71 percent due to selling price increases and to the 20 percent growth in sales volume.

Operating expenses increased $2.2 million year-over-year due to higher selling ($1.0 million), research and development ($0.8 million) and administrative expenses ($0.4 million) expenses. Increased travel, salary and fringe benefit expenses, partially offset by reductions in bad debt expense, and the inclusion of a full year of Poland subsidiary expenses accounted for the higher selling expenses. Increased salary expenses coupled with the inclusion of a full year of Poland subsidiary expenses accounted for the rise in research and development expenses. European and Asia operations each accounted for about half of the increase in administrative expenses.

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

With respect to deferred compensation, a smaller year-to-year increase in the value of Company stock and declines in the values of the mutual fund assets held to fund the deferred compensation obligations led to the lower year-over-year deferred compensation expense. The value of Company common stock increased $1.94 per share from $38.14 per share at December 31, 2010, to $40.08 per share at December 31, 2011. For 2010, the Company’s common stock price increased $5.73 per share from $32.41 per share at December 31, 2009, to $38.14 per share at December 31, 2010.

Outlook

The investments made over the last several years helped the Company deliver a 16 percent increase in full year net income, excluding deferred compensation. In 2013 the Company will continue to pursue geographic expansion and higher value opportunities within all three business segments. The Company’s strategy and ability to execute provide an opportunity for continued earnings growth in 2013.

Surfactants expects to continue to derive more of its profits from higher value added products in the agricultural, oilfield and household and industrial cleaning markets. Demand for crop protection chemicals is expected to remain strong in 2013. The Company is positioned for further profit growth in Brazil. The Singapore plant is now operational and should contribute modestly to earnings in 2013 and more significantly beyond that as production at the site is diversified.

Polymers should experience continued growth from polyol used in energy saving rigid foam insulation. Recent demand growth has largely come from greater insulation levels for replacement roofing. A recovering economy would stimulate the commercial construction market and eventually restore that demand. The polymers segment is expected to face higher costs to operate in China in 2013 and 2014 as the government is requiring that the Company’s plant in China be relocated to a new industrial zone. The Company plans to supply its Asian customers with product toll produced by another chemical plant in China or imported from other Company production sites. Management anticipates that the higher costs of operating in China will limit polymer earnings growth in 2013.

In 2012 the Company achieved its fifth consecutive record income year and its forty-fifth consecutive annual dividend increase. The Company’s balance sheet is strong and management intends to leverage that strength to make investments that will accelerate Company growth and deliver value to Company shareholders.

Liquidity and Financial Condition

For 2012, net cash flow from operating activities of $109.0 million was used to fund investing cash outflows of $87.4 million, net debt reductions of $17.7 million and other financing cash outflows of $11.8 million. Exchange rates increased cash by $0.7 million resulting in a year-to-year cash decrease of $7.2 million.

For the full-year period, net income increased by $7.1 million and working capital consumed $25.5 million less than in 2011. Cash used for investing activities decreased by $13.9 million versus the prior year. Financing cash flows comprised a cash use of $29.5 million in 2012 compared to a use of $2.1 million in 2011.

For 2012, accounts receivable were a source of $3.9 million versus a use of $60.8 million for 2011. Inventories were a use of $50.3 million in 2012 versus a use of $12.9 million in 2011. Accounts payable and accrued liabilities were a source of $24.1 million for 2012 versus a source of $25.9 million for 2011.

The Company experienced lower material costs during 2012, which mitigated the cash impact on receivables of higher current year fourth-quarter sales volumes and higher inventory quantities compared to one year earlier. During 2011, the Company experienced rising raw material costs, which resulted in higher working capital and a significant impact on the Company’s overall cash flow. The Company’s working capital investment is heavily influenced by the cost of crude oil and natural oils, from which many of its raw materials are derived. Fluctuations in raw material costs translate directly to inventory carrying costs and indirectly to customer selling prices and accounts receivable.

The 2012 accounts receivable cash source resulted from lower end-of-year sales revenue, driven by raw material deflation, despite slightly higher sales volume for the fourth quarter of 2012 versus the comparable quarter last year. In contrast, the 2011 accounts receivable cash use was driven mostly by raw material inflation accompanied by higher sales volumes. Accounts receivable turnover did not change significantly from year to year and was not a significant cash flow factor in either year. The 2012 inventory cash use was driven by the addition of production in Singapore and higher inventory quantities at other locations to support customer service, partially offset by lower average costs. For 2011, the inventory cash use was driven mainly by raw material inflation along with higher quantities. The Company has not changed its own payment practices related to its payables. It is management’s opinion that the Company’s liquidity is sufficient to provide for potential increases in working capital during 2013.

Investing cash outflows for 2012 totaled $87.4 million versus $101.4 million for 2011. Capital expenditures were nearly unchanged at $83.2 million for both years. Investing cash outflows for 2011 included $13.6 million for the purchase of certain product lines of Lipid Nutrition B.V., a part of Loders Croklaan B.V. The Company liquidated $0.5 million of investments for benefit plan participant payouts in 2012 versus $1.6 million in 2011.

For 2013, the Company estimates that capital expenditures will range from $110 million to $115 million including capacity expansions in Brazil, Germany, China and the United States.

The Company purchases its common shares in the open market from time to time to fund its own benefit plans and also to mitigate the dilutive effect of new shares issued under its benefit plans. The Company may also make open market repurchases as cash flows permit when, in management’s opinion, the Company’s shares are undervalued in the market. During 2012, the Company purchased 46,040 common shares in the open market at a total cost of $2.1 million. See Part II, Item 5(a) of this annual Report on Form 10-K for information regarding the Company’s share repurchase authorization.

At December 31, 2012, the Company’s cash and cash equivalents totaled $76.9 million, including $25.6 million in two separate U.S. money market funds, each of which was rated AAA by Standard and Poor’s and Aaa by Moody’s. Cash in U.S. demand deposit accounts totaled $7.3 million and cash of the Company’s non-U.S. subsidiaries held outside the U.S. totaled $44.0 million as of December 31, 2012.

Consolidated debt decreased by $17.1 million year over year, from $199.5 million to $182.4 million with decreases of $12.7 million for domestic and $4.4 million for foreign. Net debt (which is defined as total debt minus cash) decreased by $9.9 million during 2012, from $115.4 million to $105.5 million. At December 31, 2012, the ratio of total debt to total debt plus shareholders’ equity was 27.5 percent compared to 33.0 percent as of December 31, 2011. As of December 31, 2012, the ratio of net debt to net debt plus shareholders’ equity was 18.0 percent, compared to 22.1 percent at December 31, 2011.

As of December 31, 2012, the Company’s debt included $152.1 million of unsecured private placement loans with maturities extending from 2013 through 2023. These loans are the Company’s primary source of long-term debt financing and are supplemented by bank credit facilities to meet short and medium-term needs.

On September 20, 2012, the Company entered into a committed $125.0 million multi-currency five-year revolving credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and four other U.S. banks. The credit agreement allows the Company to make unsecured borrowings, as requested from time to time, for working capital and other corporate purposes. The credit agreement replaced the Company’s previous revolving credit agreement that would have expired in August 2013 and was terminated simultaneously with the credit agreement. This unsecured facility is the Company’s primary source of short-term borrowings and is committed through September 20, 2017, with terms and conditions that are substantially equivalent to those of the Company’s other U.S. loan agreements. As of December 31, 2012, the Company had outstanding letters of credit of $2.6 million under this agreement and no borrowings, with $122.4 million remaining available. The Company anticipates that cash from operations, committed credit facilities and cash on hand will be sufficient to fund anticipated capital expenditures, working capital, dividends and other planned financial commitments for the foreseeable future.

Certain foreign subsidiaries of the Company maintain term loans and short-term bank lines of credit in their respective local currencies to meet working capital requirements as well as to fund capital expenditure programs and acquisitions. At December 31, 2012, the Company’s European subsidiaries had bank term loans of $8.6 million with maturities through 2016 and short-term bank debt of $16.1 million with remaining short-term borrowing capacity of $19.2 million. The Company’s Latin American subsidiaries had no short-term bank debt with $10.6 million of unused short-term borrowing capacity. The Company’s Philippine subsidiary had $4.5 million of bank term loans with maturities through 2014, which were guaranteed by the Company. The Company’s majority-owned joint venture in China had short-term bank debt of $1.1 million and outstanding letters of credit of $0.9 million, with unused borrowing capacity of $4.4 million, on bank credit lines guaranteed by the Company.

The Company has material debt agreements that require the maintenance of minimum interest coverage and minimum net worth. These agreements also limit the incurrence of additional debt as well as the payment of dividends and repurchase of treasury shares. Testing for these agreements is based on the combined financial statements of the U.S. operations of the Company, Stepan Canada Inc., Stepan Specialty Products, LLC, Stepan Specialty Products B.V. and Stepan Asia Pte. Ltd. (the “Restricted Group”). Under the most restrictive of these debt covenants:

1.	The Restricted Group must maintain a minimum interest coverage ratio, as defined within the agreements, of 2.0 to 1.0, for the preceding four calendar quarters.

2.	The Restricted Group must maintain net worth of at least $275.0 million.

3.	The Restricted Group must maintain a ratio of long-term debt to total capitalization, as defined in the agreements, not to exceed 55 percent.

4.

The Restricted Group may pay dividends and purchase treasury shares after December 31, 2011, in amounts of up to $100.0 million plus 100 percent of net income and cash proceeds of stock option exercises, measured cumulatively after June 30, 2012. The maximum amount of dividends that could have been paid within this limitation is disclosed as unrestricted retained earnings in Note 6, Debt, in the Notes to Consolidated Financial Statements.

The Company believes it was in compliance with all of its loan agreements as of December 31, 2012. Based on current projections, the Company believes it will be in compliance with its loan agreements throughout 2013.

Contractual Obligations

At December 31, 2012, the Company’s contractual obligations, including estimated payments by period, were as follows:

	Payments Due by Period
(In thousands)	Total	Less than 1 year	1-3 years	3 – 5 years	More than 5 years
Long-term debt obligations	$182,402	$32,838	$26,436	$33,128	$90,000
Interest payments on debt obligations (a)	49,551	8,745	15,106	11,909	13,791
Capital lease obligations	586	293	293	—	—
Operating lease obligations	33,319	4,730	6,034	3,980	18,575
Purchase obligations (b)	15,166	13,651	1,515	—	—
Other (c)	17,172	2,808	1,669	1,734	10,961

Total	$298,196	$63,065	$51,053	$50,751	$133,327

(a)

Interest payments on debt obligations represent interest on all Company debt at December 31, 2012. The interest payment amounts related to the variable rate component of the Company’s debt assume that interest will be paid at the rates prevailing at December 31, 2012. Future interest rates may change, and therefore, actual interest payments would differ from those disclosed in the above table.

(b)	Purchase obligations consist of raw material, utility and telecommunication service purchases made in the normal course of business.

(c)

The “Other” category comprises deferred revenues that represent commitments to deliver products, expected 2013 required contributions to the Company’s funded defined benefit pension plans, estimated payments related to the Company’s unfunded defined benefit supplemental executive and outside director pension plans, estimated payments (undiscounted) related to the Company’s asset retirement obligations, and environmental remediation payments for which amounts and periods can be reasonably estimated.

The above table does not include $89.2 million of other non-current liabilities recorded on the balance sheet at December 31, 2012, as summarized in Note 15 to the consolidated financial statements. The significant non-current liabilities excluded from the table are defined benefit pension, deferred compensation, environmental and legal liabilities and unrecognized tax benefits for which payment periods can not be reasonably determined. In addition, deferred income tax liabilities are excluded from the table due to the uncertainty of their timing.

Pension Plans

The Company sponsors a number of defined benefit pension plans, the most significant of which cover employees in its U.S. and U.K. locations. The U.S. and U.K. plans have been frozen, and service benefit accruals are no longer being made. The underfunded status of the Company’s defined benefit pension plans declined $0.3 million year-over-year, from $36.0 million at December 31, 2011, to $35.7 million at December 31, 2012. The effects of year-over-year declines in the discount rates used to measure pension obligations (89 and 60 basis point declines for the U.S. and U.K. plans, respectively) were offset by pension asset gains and Company contributions. The Company contributed $6.4 million to its funded defined benefit pension plans in 2012. The Company expects to contribute approximately $1.0 million to the U.K. plan in 2013. Due to a reduced minimum funding requirement precipitated by the Pension

Funding Stabilization provision of the MAP-21 Act (Moving Ahead for Progress in the 21st Century Act) placed into law in 2012, the Company does not expect to make contributions to its funded U.S. qualified defined benefit pension plans in 2013. Payments to participants in the unfunded non-qualified plans will approximate $0.2 million in 2013, which approximates the 2012 payments.

Letters of Credit

The Company maintains standby letters of credit under its workers’ compensation insurance agreements and for other purposes as needed. The insurance letters of credit are renewed annually and amended to the amounts required by the insurance agreements. As of December 31, 2012, the Company had a total of $2.6 million in outstanding standby letters of credit.

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

Environmental and Legal Matters

The Company’s operations are subject to extensive local, state and federal regulations. Although the Company’s environmental policies and practices are designed to ensure compliance with these regulations, future developments and increasingly stringent environmental regulation could require the Company to make additional environmental expenditures. The Company will continue to invest in the equipment and facilities necessary to comply with existing and future regulations. During 2012, the Company’s expenditures for capital projects related to the environment were $5.3 million. These projects are capitalized and depreciated over their estimated useful lives, which are typically 10 years. Recurring costs associated with the operation and maintenance of facilities for waste treatment and disposal and managing environmental compliance in ongoing operations at the Company’s manufacturing locations were approximately $18.3 million for 2012, $16.0 million for 2011 and $15.7 million for 2010. While difficult to project, it is not anticipated that these recurring expenses will increase significantly in the future.

Over the years, the Company has received requests for information related to or has been named by the government as a potentially responsible party at a number of waste disposal sites where cleanup costs have been or may be incurred under CERCLA and similar state statutes. In addition, damages are being claimed against the Company in general liability actions for alleged personal injury or property damage in the case of some disposal and plant sites. The Company believes that it has made adequate provisions for the costs it may incur with respect to the sites. See the Critical Accounting Policies section that follows for a discussion of the Company’s environmental liabilities accounting policy. After partial remediation payments at certain sites, the Company has estimated a range of possible environmental and legal losses from $10.3 million to $28.9 million at December 31, 2012, compared to $8.8 million to $28.6 million at December 31, 2011. At December 31, 2012, the Company’s accrued liability for such losses, which represented the Company’s best estimate within the estimated range of possible environmental and legal losses, was $15.4 million compared to $14.6 million at December 31, 2011. Because the liabilities accrued are estimates, actual amounts could differ from the amounts reported. During 2012, cash outlays related to legal and environmental matters approximated $3.3 million compared to $4.9 million expended in 2011.

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

Deferred Compensation

The Company sponsors deferred compensation plans that allow management employees to defer receipt of their annual bonuses and outside directors to defer receipt of their fees until retirement, departure from the Company or as elected by the participant. The plans allow for the deferred compensation to grow or decline based on the results of investment options chosen by the participants. The investment options include Company common stock and a limited selection of mutual funds. The Company funds the obligations associated with these plans by purchasing investment assets that match the investment choices made by the plan participants. A sufficient number of shares of treasury stock are maintained on hand to cover the equivalent number of shares that result from participants electing the Company common stock investment option. As a result, the Company must periodically purchase its common shares in the open market. Upon retirement or departure from the Company, participants receive cash amounts equivalent to the payment date value of the investment choices they have made or Company common stock shares equal to the number of share equivalents held in the accounts.

Some plan distributions may be made in cash or Company common stock at the option of the participant. Other plan distributions can only be made in Company common stock. For deferred compensation obligations that may be settled in cash, the Company must record appreciation in the market value of the investment choices made by participants as additional compensation expense. Conversely, declines in the value of Company stock or the mutual funds results in a reduction of compensation expense since such declines reduce the cash obligation of the Company as of the date of the financial statements. These market price movements may result in significant period-to-period fluctuations in the Company’s income. Because the obligations that must be settled only in Company common stock are treated as equity instruments, fluctuations in the market price of the underlying Company stock do not affect earnings.

At December 31, 2012, the Company’s deferred compensation liability was $42.2 million, of which approximately 70 percent represented deferred compensation tied to the performance of the Company’s common stock; the remainder was tied to the mutual fund investment choices. A $1.00 increase in the market price of the Company’s common stock will result in approximately $0.5 million of additional compensation expense. A $1.00 reduction in the market price of the common stock will reduce compensation expense by a like amount. The expense or income associated with the mutual fund component will generally fluctuate in line with the overall percentage increase or decrease of the U.S. stock markets.

The mutual fund assets related to the deferred compensation plans are recorded on the Company’s balance sheet at cost when acquired and adjusted to their market values at the end of each reporting period. As allowed by generally accepted accounting principles, the Company elected the fair value option for recording the mutual fund investment assets. Therefore, market value changes for the mutual fund investment assets are recorded in the income statement in the same periods that the offsetting changes in the deferred compensation liabilities are recorded. Dividends, capital gains distributed by the mutual funds, unrealized gains and losses and realized gains and losses from sales of mutual fund shares, are recognized as investment income or loss in the other, net line of the consolidated statements of income.

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

The Company uses forward contracts to mitigate the exposure of certain foreign currency transactions and balances to fluctuating exchange rates. At December 31, 2012, the Company had forward contracts to sell $9.4 million on behalf of subsidiaries in Canada, Mexico, and France. At year end the Company had forward contracts to buy $2.9 million on behalf of subsidiaries in Germany and the Philippines. The Company also had a forward contract to sell EUR 3.0 million on behalf of its subsidiary in Poland. At December 31, 2012 the Company had a forward contract to purchase SGD 1.5 million on behalf of a subsidiary in Singapore where the functional currency is the U.S. dollar.

Periodically, the Company and its subsidiaries issue U.S. dollar and euro denominated trade receivables or loans to each other. Gains and losses on these transactions are included in income. Except for the Company’s subsidiaries in Brazil, Colombia, and China, foreign currency exposures are essentially all covered by forward contracts. As of December 31, 2012, the Company had net receivables of $1.8 million due from its Brazilian subsidiary that were subject to exchange rate fluctuations. Hypothetical fluctuations of 10 percent in the exchange rate of the Brazilian real would result in a gain or loss of $0.2 million.

INTEREST RATES

The Company’s debt was made up of fixed-rate and variable-rate borrowings totaling $155.8 million and $26.6 million, respectively, as of December 31, 2012. For 2013, it is projected that interest on short-term variable-rate borrowings will total approximately $1.1 million. A hypothetical 10 percent average change to short-term interest rates would result in a $0.1 million increase or decrease to interest expense for 2013.

The fair value of the Company’s long term fixed-rate debt, including current maturities, was estimated to be $167.8 million as of December 31, 2012, which was approximately $12.0 million above the carrying value. Market risk was estimated as the potential increase to the fair value that would result from a hypothetical 10 percent decrease in the Company’s weighted average long-term borrowing rates at December 31, 2012, or $3.2 million.

COMMODITY PRICE RISK

Certain raw materials used in the manufacture of the Company’s products are subject to price volatility caused by weather, petroleum prices, general economic demand and other unpredictable factors. Increased raw material costs are recovered from customers as quickly as the marketplace allows; however, certain customers have arrangements that allow for price changes only on a quarterly basis, and competitive pressures sometimes prevent the recovery of cost increases from customers, particularly in periods where there is excess industry capacity. As a result, for some product lines or market segments it may take time to recover raw material price increases. Periodically, firm purchase commitments are entered into which fix the price of a specific commodity that will be delivered at a future time. Forward purchase contracts are used to aid in managing the Company’s natural gas and electric costs. At December 31, 2012, the Company had open forward contracts for the purchase of 1.1 million dekatherms of natural gas at a cost of $4.2 million. Because the Company has agreed to fixed prices for the noted quantity of natural gas, a hypothetical 10 percent fluctuation in the price of natural gas would cause the Company’s actual natural gas cost to be $0.4 million higher or lower than the cost at market price. Also at December 31, 2012, the Company had contracts to purchase approximately 14,000 megawatt hours of electricity at a cost of $1.0 million. Because the Company has agreed to fixed prices for the noted quantity of electricity, a hypothetical 10 percent fluctuation in the price of electricity would cause the Company’s actual electric cost to be $0.1 million higher or lower than the cost at market price.

Item 8. Financial Statements and Supplementary Data

The following statements and data are included in this item:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Stepan Company

Northfield, Illinois

We have audited the accompanying consolidated balance sheets of Stepan Company and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Stepan Company and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP

Chicago, Illinois

February 27, 2013

Stepan Company

Consolidated Statements of Income

For the years ended December 31, 2012, 2011 and 2010

(In thousands, except per share amounts)	2012	2011	2010
Net Sales (Note 1)	$1,803,737	$1,843,092	$1,431,122
Cost of Sales	1,512,184	1,587,539	1,195,144

Gross Profit	291,553	255,553	235,978

Operating Expenses:
Selling (Note 1)	53,145	45,807	40,273
Administrative (Note 1)	63,979	50,766	49,501
Research, development and technical services (Note 1)	45,713	40,524	38,307

	162,837	137,097	128,081

Operating Income	128,716	118,456	107,897

Other Income (Expense):
Interest, net (Note 6)	(9,599)	(9,095)	(6,341)
Loss from equity in joint ventures (Note 1)	(4,724)	(3,616)	(1,663)
Other, net (Note 8)	1,329	(851)	1,586

	(12,994)	(13,562)	(6,418)

Income Before Provision for Income Taxes	115,722	104,894	101,479
Provision for Income Taxes (Note 9)	36,035	32,292	35,888

Net Income	79,687	72,602	65,591

Net Income Attributable to Noncontrolling Interests (Note 1)	(291)	(626)	(164)

Net Income Attributable to Stepan Company	$79,396	$71,976	$65,427

Net Income Per Common Share Attributable to Stepan Company (Note 18):
Basic	$3.71	$3.44	$3.18

Diluted	$3.49	$3.21	$2.95

Shares Used to Compute Net Income Per Common Share Attributable to Stepan Company (Note 18):
Basic	21,273	20,726	20,326

Diluted	22,730	22,440	22,180

All share and per share data reflect the effects of the two-for-one common stock split that was effective December 14, 2012.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Stepan Company

Consolidated Statements of Comprehensive Income

For the years ended December 31, 2012, 2011 and 2010

(In thousands)	2012	2011	2010
Net Income	$79,687	$72,602	$65,591

Other Comprehensive Income (Loss):
Foreign currency translation adjustments	6,101	(12,523)	2,585

Defined benefit pension plans:
Net actuarial loss arising in period (net of taxes of $2,568, $3,617, $2,349 for 2012, 2011 and 2010, respectively)	(5,387)	(5,259)	(3,618)

Amortization of prior service cost included in pension expense (net of taxes of $5, $6, $6 for 2012, 2011 and 2010, respectively)	13	13	13

Amortization of actuarial loss included in pension expense (net of taxes of $1,371, $1,154, $866 for 2012, 2011 and 2010, respectively)	2,261	1,913	1,479

Amortization of transition obligation included in pension expense (net of taxes of $5, $8, $8 for 2012, 2011 and 2010, respectively)	13	19	19

Net defined benefit pension plan activity	(3,100)	(3,314)	(2,107)

Cash flow hedges:
Gains (losses) arising in period (net of taxes of $16 in 2012 and $12 in 2011, respectively)	116	(1)	—

Reclassifications to income in period (net of taxes of $8 in 2012)	19	—	—

Net cash flow hedge activity	135	(1)	—

Other Comprehensive Income (Loss)	3,136	(15,838)	478

Comprehensive Income	82,823	56,764	66,069
Less: Comprehensive Income Attributable to Noncontrolling Interests	(389)	(674)	(348)

Comprehensive Income Attributable to Stepan Company	$82,434	$56,090	$65,721

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Stepan Company

Consolidated Balance Sheets

December 31, 2012 and 2011

(Dollars in thousands)	2012	2011
Assets
Current Assets:
Cash and cash equivalents	$76,875	$84,099
Receivables, less allowances of $5,533 in 2012 and $5,214 in 2011	255,858	260,784
Inventories (Note 5)	162,013	111,175
Deferred income taxes (Note 9)	9,876	8,769
Other current assets	18,456	14,915

Total current assets	523,078	479,742

Property, Plant and Equipment:
Land	11,942	11,794
Buildings and improvements	151,831	143,910
Machinery and equipment	969,603	889,721
Construction in progress	66,979	74,472

	1,200,355	1,119,897
Less: accumulated depreciation	778,333	735,914

Property, plant and equipment, net	422,022	383,983

Goodwill, net (Note 4)	7,199	7,000
Other intangible assets, net (Note 4)	8,778	11,181
Long-term investments (Note 2)	14,093	12,464
Other non-current assets	10,308	6,748

Total assets	$985,478	$901,118

Liabilities and Equity
Current Liabilities:
Current maturities of long-term debt (Note 6)	$32,838	$34,487
Accounts payable	141,668	137,764
Accrued liabilities (Note 14)	72,661	60,975

Total current liabilities	247,167	233,226

Deferred income taxes (Note 9)	9,200	8,644

Long-term debt, less current maturities (Note 6)	149,564	164,967

Other non-current liabilities (Note 15)	98,667	88,816

Commitments and Contingencies (Note 16)

Equity (Note 10):
5 1/2 percent convertible preferred stock, cumulative, voting, without par value; authorized 2,000,000 shares; issued and outstanding 61,935 shares in 2012 and 518,293 shares in 2011	1,548	12,957
Common stock, $1 par value; authorized 30,000,000 shares; issued 25,141,610 shares in 2012 and 23,418,624 shares in 2011(a)	25,142	11,709
Additional paid-in capital	125,003	94,932
Accumulated other comprehensive loss (Note 1)	(38,250)	(41,485)
Retained earnings	420,472	366,293
Less: Common treasury stock, at cost, 3,175,638 shares in 2012 and 2,925,960 shares in 2011(a)	(54,930)	(43,195)

Total Stepan Company stockholders’ equity	478,985	401,211

Noncontrolling interests	1,895	4,254

Total equity	480,880	405,465

Total liabilities and equity	$985,478	$901,118

(a)	Share amounts reflect the two-for-one common stock split that was effective December 14, 2012

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Stepan Company

Consolidated Statements of Cash Flows

For the years ended December 31, 2012, 2011 and 2010

(In thousands)	2012	2011	2010
Cash Flows From Operating Activities
Net income	$79,687	$72,602	$65,591
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,294	47,099	40,351
Deferred compensation	10,252	1,529	5,020
Realized and unrealized (gain) loss on long-term investments	(1,460)	156	(1,367)
Stock-based compensation	3,122	3,676	3,789
Deferred income taxes	134	5,056	5,365
Other non-cash items	2,755	4,967	1,292
Changes in assets and liabilities, excluding effects of acquisitions:
Receivables, net	3,906	(60,842)	(34,449)
Inventories	(50,260)	(12,854)	(16,975)
Other current assets	(2,210)	(2,246)	(576)
Accounts payable and accrued liabilities	24,055	25,901	7,409
Pension liabilities	(4,341)	(2,470)	(2,252)
Environmental and legal liabilities	(66)	(772)	(2,481)
Deferred revenues	(662)	(1,474)	(1,404)
Excess tax benefit from stock options and awards	(7,237)	(2,951)	(3,187)

Net Cash Provided By Operating Activities	108,969	77,377	66,126

Cash Flows From Investing Activities
Expenditures for property, plant and equipment	(83,159)	(83,166)	(73,748)
Asset acquisition (Note 20)	—	—	(10,400)
Business acquisitions, net of cash acquired (Note 20)	—	(13,562)	(9,835)
Sale of mutual funds	537	1,615	780
Other, net	(4,827)	(6,274)	(4,051)

Net Cash Used In Investing Activities	(87,449)	(101,387)	(97,254)

Cash Flows From Financing Activities
Revolving debt and bank overdrafts, net	770	223	16,849
Term loan	—	65,000	40,000
Build-to-suit obligation buyout	—	(12,206)	—
Other debt borrowings	—	6,573	6,449
Other debt repayments	(18,460)	(52,454)	(10,427)
Dividends paid	(12,757)	(11,513)	(10,570)
Company stock repurchased	(2,098)	(1,508)	(4,906)
Stock option exercises	4,473	3,228	4,335
Excess tax benefit from stock options and awards	7,237	2,951	3,187
Other, net	(8,640)	(2,398)	(2,544)

Net Cash Provided By (Used In) Financing Activities	(29,475)	(2,104)	42,373

Effect of Exchange Rate Changes on Cash	731	(985)	1,435

Net Increase (Decrease) in Cash and Cash Equivalents	(7,224)	(27,099)	12,680
Cash and Cash Equivalents at Beginning of Year	84,099	111,198	98,518

Cash and Cash Equivalents at End of Year	$76,875	$84,099	$111,198

Supplemental Cash Flow Information
Cash payments of income taxes, net of refunds	$29,698	$24,327	$25,091
Cash payments of interest	$10,491	$8,647	$6,630

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Stepan Company

Consolidated Statements of Equity

For the years ended December 31, 2012, 2011 and 2010

(In thousands)		STEPAN COMPANY SHAREHOLDERS
	Total	Convertible Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest
Balance, December 31, 2009	$290,427	$13,660	$22,458	$71,267	$(31,951)	$(25,893)	$250,973	$1,142

Issuance of 374,508 shares of common stock under stock option plan	5,006	—	187	4,819	—	—	—	—

Acquisition of controlling interest in Stepan Philippines, Inc	2,090	—	—	—	—	—	—	2,090

Purchase of 250,070 shares of common stock	(7,155)	—	—	—	(7,155)	—	—	—

Conversion of preferred stock to common stock	—	(688)	60	628	—	—	—	—

Stock-based compensation	3,789	—	66	3,723	—	—	—	—

Deferred compensation	228	—	—	228	—	—	—	—

Net income	65,591	—	—	—	—	—	65,427	164

Other comprehensive income	478	—	—	—	—	294	—	184

Cash dividends paid:

Preferred stock ($1.375 per share)	(747)	—	—	—	—	—	(747)	—

Common stock ($0.49 per share)	(9,823)	—	—	—	—	—	(9,823)	—

Non-qualified stock option and stock award income tax benefit	3,187	—	—	3,187	—	—	—	—

Balance, December 31, 2010	$353,071	$13,002	$11,512	$83,852	$(39,106)	$(25,599)	$305,830	$3,580

All share and per share data reflect the effects of the two-for-one common stock split that was effective December 14, 2012.

Stepan Company

Consolidated Statements of Equity

For the years ended December 31, 2012, 2011 and 2010

(In thousands)		STEPAN COMPANY SHAREHOLDERS
	Total	Convertible Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest
Balance, December 31, 2010	$353,071	$13,002	$11,512	$83,852	$(39,106)	$(25,599)	$305,830	$3,580

Issuance of 268,978 shares of common stock under stock option plan	3,796	—	134	3,662	—	—	—	—

Purchase of 115,460 shares of common stock	(4,112)	—	—	—	(4,112)	—	—	—

Conversion of preferred stock to common stock	—	(45)	2	43	—	—	—	—

Stock-based compensation	3,676	—	54	3,622	—	—	—	—

Deferred compensation	832	—	7	802	23	—	—	—

Net income	72,602	—	—	—	—	—	71,976	626

Other comprehensive income	(15,838)	—	—	—	—	(15,886)	—	48

Cash dividends paid:

Preferred stock ($1.375 per share)	(714)	—	—	—	—	—	(714)	—

Common stock ($0.53 per share)	(10,799)	—	—	—	—	—	(10,799)	—

Non-qualified stock option and stock award income tax benefit	2,951	—	—	2,951	—	—	—	—

Balance, December 31, 2011	$405,465	$12,957	$11,709	$94,932	$(43,195)	$(41,485)	$366,293	$4,254

All share and per share data reflect the effects of the two-for-one common stock split that was effective December 14, 2012.

Stepan Company

Consolidated Statements of Equity

For the years ended December 31, 2012, 2011 and 2010

(In thousands)		STEPAN COMPANY SHAREHOLDERS
	Total	Convertible Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest
Balance, December 31, 2011	$405,465	$12,957	$11,709	$94,932	$(43,195)	$(41,485)	$366,293	$4,254

Issuance of 582,730 shares of common stock under stock option plan	8,806	—	321	8,485	—	—	—	—

Purchase of 251,312 shares of common stock	(11,759)	—	—	—	(11,759)	—	—	—

Purchase of remaining interest in Stepan Philippines, Inc. from noncontrolling interest	(2,000)	—	—	551	—	197	—	(2,748)

Conversion of preferred stock to common stock	—	(11,409)	604	10,805	—	—	—	—

Stock-based compensation	2,484	—	42	2,442	—	—	—	—

Deferred compensation	581	—	6	551	24	—	—	—

Net income	79,687	—	—	—	—	—	79,396	291

Other comprehensive income	3,136	—	—	—	—	3,038	—	98

Cash dividends paid:

Preferred stock ($1.375 per share)	(579)	—	—	—	—	—	(579)	—

Common stock ($0.58 per share)	(12,178)	—	—	—	—	—	(12,178)	—

Non-qualified stock option and stock award income tax benefit	7,237	—	—	7,237	—	—	—	—

Two-for-one stock split	—	—	12,460	—	—	—	(12,460)	—

Balance, December 31, 2012	$480,880	$1,548	$25,142	$125,003	$(54,930)	$(38,250)	$420,472	$1,895

All share and per share data reflect the effects of the two-for-one common stock split that was effective December 14, 2012.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements

For the years ended December 31, 2012, 2011 and 2010

1. Summary of Significant Accounting Policies

Nature of Operations

Stepan Company (the Company) operations consist predominantly of the production and sale of specialty and intermediate chemicals, which are sold to other manufacturers for use in a variety of end products. Principal markets for all products are manufacturers of cleaning and washing compounds (including detergents, shampoos, fabric softeners, toothpastes and household cleaners), paints, cosmetics, food, beverages, nutritional supplements, agricultural products, plastics, furniture, automotive equipment, insulation and refrigeration.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all wholly and majority-owned subsidiaries in which the Company exercises controlling influence. The equity method is used to account for investments in which the Company exercises significant but noncontrolling influence. Intercompany balances and transactions are eliminated in consolidation.

The Company is a partner in two joint ventures: Nanjing Stepan Jinling Chemical Limited Liability Company (Stepan China) in Nanjing, China and TIORCO, LLC in Denver, Colorado. Stepan China manufactures aromatic polyester polyols for China’s domestic market. The Company has an 80 percent ownership interest in the joint venture and exercises controlling influence. Therefore, Stepan China’s accounts are included in the Company’s consolidated financial statements, and the joint venture partner’s interests in Stepan China’s income and net assets are reported in the noncontrolling interest lines of the consolidated statements of income and balance sheets, respectively.

TIORCO, LLC markets chemical solutions for increased production of crude oil and natural gas from existing fields. The joint venture is equally owned and controlled by the Company and Nalco Company (now a part of Ecolab Inc.). The Company’s investment in TIORCO, LLC is accounted for using the equity method and is included in the other non-current assets line on the consolidated balance sheets. The Company’s share of TIORCO, LLC’s net earnings is included in the loss from equity in joint ventures line of the consolidated statements of income.

Noncontrolling Interests

Noncontrolling interests are reported in the consolidated balance sheets as a component of equity, separate from Company equity. In the consolidated statements of income, net income is reported on a consolidated basis that includes amounts attributable to the Company and noncontrolling interests.

Cash and Cash Equivalents

The Company considers all highly liquid investments with purchased maturities of three months or less to be cash equivalents.

At December 31, 2012, the Company’s cash and cash equivalents totaled $76.9 million, including $25.6 million in two separate U.S. money market funds, each of which was rated AAA by Standard and Poor’s and Aaa by Moody’s. Cash in U.S. demand deposit accounts totaled $7.3 million and cash of the Company’s non-U.S. subsidiaries held outside the U.S. totaled $44.0 million as of December 31, 2012.

Receivables and Credit Risk

Receivables are stated net of allowances for doubtful accounts and other allowances and primarily include trade receivables, as well as nontrade receivables from suppliers, governmental tax agencies and others.

The Company is exposed to credit risk on accounts receivable balances. This risk is mitigated by the Company’s large, diverse customer base, which is dispersed over various geographic regions and industrial sectors. No single customer comprised more than 10 percent of the Company’s consolidated net sales in 2012, 2011 or 2010.

The Company maintains allowances for potential credit losses. Specific customer allowances are recorded when a review of customer creditworthiness and current economic conditions indicate that collection is doubtful. In addition, the Company maintains a general allowance as a percentage of total trade receivables. The general allowance percentage is periodically reviewed and adjusted based on historical bad debt losses of the Company.

The Company also maintains other allowances for active customers that occur in the normal course of business. Such allowances are based on historical averages and trade receivable levels.

The following is an analysis of the allowance for doubtful accounts and other accounts receivable allowances for the years ended December 31, 2012, 2011 and 2010:

(In thousands)	2012	2011	2010
Balance at January 1	$5,214	$6,145	$6,762
Provision charged (credited) to income	314	(568)	(108)
Accounts written off, net of recoveries	5	(363)	(509)

Balance at December 31	$5,533	$5,214	$6,145

Inventories

Inventories are valued at cost, which is not in excess of market value, and include material, labor and plant overhead costs. The last-in, first-out (LIFO) method is used to determine the cost of the Company’s U.S. inventories. The first-in, first-out (FIFO) method is used for all other inventories. Inventories priced at LIFO as of December 31, 2012 and 2011, accounted for 59 and 66 percent of total inventories, respectively.

Property, Plant and Equipment

Depreciation of property, plant and equipment is provided on a straight-line basis over the estimated useful lives of the assets. Lives used for calculating depreciation are generally 30 years for buildings and 15 years for building improvements. For assets classified as machinery and equipment, lives generally used for calculating depreciation expense range from 10 to 15 years for manufacturing equipment, five to 10 years for furniture and fixtures, three to five years for vehicles and three to 10 years for computer equipment and software. Manufacturing of chemicals is capital intensive with over 90 percent of the assets included in machinery and equipment representing manufacturing equipment. Major renewals and betterments are capitalized in the property accounts, while maintenance and repairs ($45,072,000, $43,128,000, and $36,912,000 in 2012, 2011 and 2010, respectively), which do not renew or extend the life of the respective assets, are charged to operations as incurred. Land is not depreciated. The cost of property retired or sold and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in income.

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

The Company applies the fair value measurement provisions of GAAP to any of its financial assets and liabilities that are carried at fair value on the consolidated balance sheets (see Note 2), its outstanding debt for disclosure purposes (also Note 6) and its pension plan assets (see Note 13).

The Company also applies the fair value measurement requirements to nonrecurring fair value measurements of nonfinancial assets and liabilities such as goodwill, intangible assets and other long-lived assets recorded in conjunction with business combinations and as part of impairment reviews for goodwill and long-lived assets.

Revenue Recognition

Revenue is recognized upon shipment of goods to customers, at which time title and risk of loss pass to the customer. For arrangements where the Company consigns product to a customer location, revenue is recognized when the customer uses the inventory. The Company records shipping and handling billed to a customer in a sales transaction as revenue. Costs incurred for shipping and handling are reported in cost of sales. Volume discounts due customers are estimated and recorded in the same period as the sales to which the discounts relate and reported as reductions of revenue in the consolidated statements of income.

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

Operating Expenses

Selling expense comprises salary and the related fringe benefit expenses for marketing and sales personnel and operating costs, such as outside agent commissions, automobile rental and travel-related expenses, which support the sales and marketing functions. Bad debt charges and any depreciation expenses related to marketing assets (e.g., computers) are also classified as marketing expense.

Administrative expense comprises salary and the related fringe benefit expenses and operating costs for the Company’s various administrative functions, which include information services, finance, legal, and human resources. Compensation expense related to the Company’s deferred compensation plans and legal and environmental remediation expenses are also classified as administrative expense.

The Company’s research and development costs are expensed as incurred. These expenses are aimed at discovery and commercialization of new knowledge with the intent that such effort will be useful in developing a new product or in bringing about a significant improvement to an existing product or process. Total research and development expenses were $28,032,000, $25,128,000 and $24,218,000 in 2012, 2011 and 2010, respectively. The remainder of research, development and technical service expenses reflected on the consolidated statements of income relates to technical services, which include routine product testing, quality control and sales support service.

Environmental Expenditures

Environmental expenditures that relate to current operations are expensed in cost of sales or capitalized as appropriate. Expenditures that mitigate or prevent environmental contamination and that benefit future operations are capitalized. Capitalized expenditures are depreciated generally utilizing a 10 year life. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed to administrative expense. Liabilities are recorded when environmental assessments and/or remedial efforts are probable and the cost or range of possible costs can be reasonably estimated. When no amount within the range is a better estimate than any other amount, the minimum is accrued. Some of the factors on which the Company bases its estimates include information provided by feasibility studies, potentially responsible party negotiations and the development of remedial action plans. Because reported liabilities are recorded based on estimates, actual amounts could significantly differ from those estimates. Legal costs related to environmental matters are expensed as incurred (see Note 16 for environmental contingencies).

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

Income Taxes

The provision for income taxes is determined using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities. Deferred tax assets or liabilities are computed using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets and liabilities are expected to be realized or settled. Deferred tax assets and liabilities are adjusted for changes in tax rates or laws, and the effects of the changes are recorded in income in the period of enactment. Valuation allowances are recorded to reduce deferred tax assets when the Company determines that it is more likely than not that a tax benefit will not be realized.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by tax authorities. If the tax position meets the more-likely-than-not threshold, the tax benefit recognized in the consolidated financial statements is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon effective settlement. Unrecognized tax benefits, which are differences between the tax position taken on a tax return and the amounts recognized in the financial statements, are recorded either as an increase to a tax liability or as a decrease to an income tax receivable. The Company includes estimated interest and penalty amounts related to the unrecognized tax benefits in the tax provision.

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

Stock-Based Compensation

The Company grants stock options, performance stock awards and stock appreciation rights (SARs) to certain employees under its incentive compensation plans. The Company calculates the fair values of stock options, performance stock awards and SARs on the date such instruments are granted. The fair values of the stock option and performance stock awards are then recognized as compensation expense over the vesting periods of the instruments. SARs, which were granted for the first time in 2012, are cash-settled and, therefore, accounted for as liabilities that must be re-measured at fair value at the end of each reporting period. Compensation expense for each reporting period is based on the period-to-period change (or portion of the change, depending on the proportion of the vesting period that has been completed at the reporting date) in the fair value of the SARs. See Note 11 for detailed information about the Company’s stock-based compensation.

Earnings Per Share

Basic earnings per share amounts are computed based on the weighted-average number of common shares outstanding. Net income used in computing basic earnings per share is net income attributable to the Company reduced by dividends paid to preferred stockholders. Diluted earnings per share amounts are based on the weighted-average number of common shares outstanding plus the increased number of common shares that would be outstanding assuming the exercise of certain outstanding stock options (under the treasury stock method), the conversion of the convertible preferred stock (when such conversion would have the effect of reducing earnings per share), and contingent stock awards that are part of the Company’s incentive stock-based compensation program (see Note 11). All share and per share data reflect the two-for-one common stock split that was effective December 14, 2012. See Note 18 for detailed information about the Company’s earnings per share calculations.

Comprehensive Income and Accumulated Other Comprehensive Income

Comprehensive income includes net income and all other non-owner changes in equity that are not reported in net income. Comprehensive income is disclosed in the consolidated statements of comprehensive income.

Accumulated other comprehensive income/(loss) attributable to the Company (net of income taxes) as reported in the consolidated balance sheets at December 31, 2012 and 2011, comprised the following:

(In thousands)	Foreign Currency Translation Adjustments		Defined Benefit Pension Plan Adjustments		Cash Flow Hedge Adjustments		Total Accumulated Other Comprehensive Loss
	2012	2011	2012	2011	2012	2011	2012	2011
Balance as of January 1	$(9,086)	$3,485	$(32,398)	$(29,084)	$(1)	—	$(41,485)	$(25,599)
Current period other comprehensive income	6,200 (a)	(12,571)	(3,100)	(3,314)	135	$(1)	3,235 (a)	(15,886)

Balance as of December 31	$(2,886)	$(9,086)	$(35,498)	$(32,398)	$134	$(1)	$(38,250)	$(41,485)

(a)

Amounts also include $197 of favorable currency translation adjustments reclassified from the noncontrolling interest to the Company upon the Company’s purchase of the remaining ownership interest in SPI.

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

Derivative Instruments

Derivative instruments are recognized on the consolidated balance sheets as either an asset or a liability measured at fair value. For derivative instruments that are not designated as hedging instruments, changes in the fair values of the derivative instruments are recognized currently in earnings. For derivative instruments designated as hedging instruments, depending on the nature of the hedge, changes in the fair values of the derivative instruments are either offset in earnings against changes in the fair values of the hedged items or recognized in accumulated other comprehensive income until the hedged transaction is recognized in earnings. At the time a hedging relationship is designated, the Company establishes the method it will use for assessing the effectiveness of the hedge and the measurement approach for determining the ineffective aspect of the hedge. The Company held derivative instruments designated as hedges during 2012 and 2011. Company policy prohibits the use of derivative instruments for trading or speculative purposes. See Note 3 for further information regarding the Company’s use of derivatives.

At December 31, 2012, the Company held open forward purchase contracts for the purchase of 1.1 million dekatherms of natural gas in 2013 at a cost of $4,224,000 and contracts to purchase approximately 14,000 megawatt hours of electricity in 2013 at a cost of $956,000. The Company uses forward purchase contracts to minimize its exposure to volatile natural gas and electric prices. Because the Company anticipates taking delivery of the gas and electricity for use in its operations, the contracts qualify for the normal purchase exception election provided under the accounting rules for derivative instruments. The Company has elected the exceptions for such contracts. As a result, the contracts are not accounted for as derivative instruments. The costs of the natural gas and electricity are charged to expense at the time the gas and electricity are delivered and used.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments result in common fair value measurement and disclosure requirements in U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRSs), and do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices. The amendments in this update are effective during interim and annual periods beginning after December 15, 2011. Adoption of the new requirement did not have an effect on the Company’s financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. In this update, the FASB eliminated the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments require that all non-owner changes in equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in this update are effective for fiscal years, and interim periods within these years, beginning after December 15, 2011. This date does not apply to the requirement for the presentation of reclassifications of items out of other comprehensive income to net income. This requirement has been deferred indefinitely by ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. Although adoption of the new requirement had an effect on the Company’s presentation of comprehensive income (the Company chose the two separate but consecutive statement format), it did not have an effect on the Company’s financial position, results of operations or cash flows.

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

In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities. Also, in January 2013, the FASB issued ASU No. 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. These updates create new disclosure requirements about the nature of an entity’s rights of setoff and related arrangements associated with its derivatives, repurchase agreements and securities lending transactions. Entities are required to apply the new disclosure requirements for annual and interim reporting periods beginning on or after January 1, 2013. Retrospective application is required. Adoption of the new requirements will not have an effect on the Company’s financial position, results of operations or cash flows.

In July 2012, the FASB issued ASU No. 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. The amendments in this update aim to simplify the impairment test for indefinite-lived intangible assets by permitting an entity the option to first to assess qualitative factors to determine whether it is more likely than not (defined as having a likelihood of more than 50 percent) that an indefinite-lived intangible asset is impaired as a basis for determining whether the quantitative impairment test included in Accounting Standards Codification Subtopic 350-30, Intangibles – Goodwill and Other – General Intangibles Other than Goodwill must be performed. The amendment is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company currently has no indefinite-lived intangible assets other than goodwill reported on its consolidated balance sheet. As such, adoption of this amendment is not expected to have an effect on the Company’s financial position, results of operations or cash flows.

2. Financial Instruments

The following are the financial instruments held by the Company at December 31, 2012 and 2011, and descriptions of the methods and assumptions used to estimate the instruments’ fair values:

Cash and cash equivalents

Carrying value approximated fair value because of the short maturity of the instruments.

Derivative assets and liabilities

Derivative assets and liabilities relate to the foreign currency exchange and interest rate contracts discussed in Note 3. Fair value and carrying value were the same because the contracts were recorded at fair value. The fair values of the foreign currency contracts were calculated as the difference between the applicable forward foreign exchange rates at the reporting date and the contracted foreign exchange rates multiplied by the contracted notional amounts. The fair values of the interest rate swaps were calculated as the difference between the contracted swap rate and the current market replacement swap rate multiplied by the present value of one basis point for the notional amount of the contract. See the table that follows these financial instrument descriptions for the reported fair values of derivative assets and liabilities.

Long-term investments

Long-term investments are the mutual fund assets the Company holds to fund a portion of its deferred compensation liabilities and all of its non-qualified supplemental executive defined contribution obligations (see the defined contribution plans section of Note 13). Fair value and carrying value were the same because the mutual fund assets were recorded at fair value in accordance with the FASB’s fair value option rules. Fair values for the mutual funds were calculated using the published market price per unit at the reporting date multiplied by the number of units held at the reporting date. See the table that follows these financial instrument descriptions for the reported fair value of long-term investments.

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

At December 31, 2012 and 2011, the fair values of debt and the related carrying values, including current maturities, were as follows:

(In thousands)
	December 31, 2012	December 31, 2011
Fair value	$194,620	$206,789
Carrying value	182,402	199,454

The following tables present financial assets and liabilities measured on a recurring basis at fair value as of December 31, 2012 and 2011, and the level within the fair value hierarchy in which the fair value measurements fall:

(In thousands)	December 2012	Level 1	Level 2	Level 3
Mutual fund assets	$14,093	$14,093	$—	$—
Derivative assets:
Foreign currency contracts	67	—	67	—

Total assets at fair value	$14,160	$14,093	$67	$—

Derivative liabilities :
Foreign currency contracts	$2	$—	$2	$—
Interest rate contracts	$57	$—	$57	$—

Total liabilities at fair value	$59	$—	$59	$—

(In thousands)	December 2011	Level 1	Level 2	Level 3
Mutual fund assets	$12,464	$12,464	$—	$—
Derivative assets:
Foreign currency contracts	100	—	100	—

Total assets at fair value	$12,564	$12,464	$100	$—

Derivative liabilities:
Foreign currency contracts	$52	$—	$52	$—
Interest rate contracts	$36	$—	$36	$—

Total liabilities at fair value	$88	$—	$88	$—

3. Derivative Instruments

The Company is exposed to certain risks relating to its ongoing business operations. The primary risk managed by the use of derivative instruments is foreign currency exchange risk. The Company holds forward foreign currency exchange contracts that are not designated as any type of accounting hedge as defined by U.S. generally accepted accounting principles (although they are effectively economic hedges). The Company uses these contracts to manage its exposure to exchange rate fluctuations on certain Company subsidiary accounts receivable, accounts payable and other obligation balances that are denominated in currencies other than the entities’ functional currencies. The forward foreign exchange contracts are recognized on the balance sheet as either an asset or a liability measured at fair value. Gains and losses arising from recording the foreign exchange contracts at fair value are reported in earnings as offsets to the losses and gains reported in earnings arising from the re-measurement of the receivable and payable balances into the applicable functional currencies. At December 31, 2012, the Company had open forward foreign currency exchange contracts, all with settlement dates of about one month, to buy or sell foreign currencies with a U.S. dollar equivalent of $16,258,000. At December 31, 2011, the Company had open forward foreign currency exchange contracts, all with settlement dates of about one month, to buy or sell foreign currencies with a U.S. dollar equivalent of $26,627,000.

The Company also holds forward foreign currency exchange contracts that are designated as a cash flow hedge. The Company uses these contracts to manage the risks and related cash flow variability resulting from exposure to exchange rate fluctuations on forecasted progress payments related to a construction project undertaken in Singapore. The progress payments are denominated in a currency other than the Singapore location’s functional currency. The latest date through which the Company expects to hedge its exposure to the variability in cash flows for the progress payments is December 31, 2014. The forward foreign exchange contracts are recognized on the balance sheet as either an asset or a liability measured at fair value. Period-to-period changes in the fair value of the hedging instruments are recognized as gains or losses in other comprehensive income, to the extent effective. The accumulated gains and losses are reclassified out of accumulated other comprehensive income (AOCI) into earnings in the periods over which the asset is being depreciated. The amount currently in AOCI that is expected to be reclassified into earnings in the next 12 months is immaterial. At December 31, 2012 and 2011, the Company held open forward foreign currency exchange contracts designated as cash flow hedges with a U.S. dollar equivalent amount of $1,197,000 and $5,266,000, respectively.

The Company is exposed to volatility in short-term interest rates and mitigates certain portions of that risk using interest rate swaps. The interest rate swaps are recognized on the balance sheet as either as asset or a liability measured at fair value. At December 31, 2012 and 2011, the Company held interest rate swap contracts with notional values of $2,969,000 and $3,693,624, respectively, which were designated as cash flow hedges. Period-to-period changes in the fair value of interest rate swap hedges are recognized as gains or losses in other comprehensive income, to the extent effective. As each interest rate swap hedge contract is settled, the corresponding gain or loss is reclassified out of AOCI into earnings in that settlement period. The latest date through which the Company expects to hedge its exposure to the volatility of short-term interest rates is September 30, 2014.

The fair values of the derivative instruments held by the Company on December 31, 2012, and December 31, 2011, and derivative instrument gains and losses and amounts reclassified out of AOCI into earnings for the years ended December 31, 2012, 2011 and 2010 were immaterial.

4. Goodwill and Other Intangible Assets

The changes in carrying value of goodwill for the years ended December 31, 2012 and 2011, were as follows:

(In thousands)	Surfactants Segment		Polymer Segment		Specialty Products Segment		Total
	2012	2011	2012	2011	2012	2011	2012	2011
Balance as of January 1
Goodwill	$9,143	$9,206	$841	$978	$483	$—	$10,467	$10,184
Accumulated impairment loss	(3,467)	(3,467)	—	—	—	—	(3,467)	(3,467)

	5,676	5,739	841	978	483	—	7,000	6,717
Goodwill acquired (1)	—	—	—	—	—	483	—	483

Foreign currency translation	103	(63)	96	(137)	—	—	199	(200)

Balance as of December 31
Goodwill	9,246	9,143	937	841	483	483	10,666	10,467
Accumulated impairment loss	(3,467)	(3,467)	—	—	—	—	(3,467)	(3,467)

	$5,779	$5,676	$937	$841	$483	$483	$7,199	$7,000

(1)	See Note 20 for information regarding the goodwill acquired in business combinations.

The Company tests its goodwill balances for impairment in the second quarter of each calendar year. The 2012 and 2011 tests indicated no impairment.

The following table reflects the components of other intangible assets, all of which have finite lives, as of December 31, 2012 and 2011. The year-to-year changes in gross carrying values resulted from the effects of foreign currency translation.

(In thousands)	Gross Carrying Value		Accumulated Amortization
	December 31		December 31
	2012	2011	2012	2011
Other Intangible Assets:
Patents	$8,947	$8,947	$2,831	$2,099
Trademarks	5,843	5,834	5,468	5,070
Customer lists	7,359	7,215	5,802	5,264
Know-how (a)	8,950	8,915	8,453	7,798
Non-compete agreements	1,235	1,182	1,002	681

Total	$32,334	$32,093	$23,556	$20,912

(a)

Know-how includes intellectual property rights covering proprietary information, written formulae, trade secrets or secret processes, inventions and developmental products (whether patentable or not), discoveries, improvements, compositions, manufacturing processes, manuals, specifications and technical data.

Aggregate amortization expense for the years ended December 31, 2012, 2011 and 2010, was $2,516,000, $2,164,000 and $1,549,000, respectively. Estimated amortization expense for identifiable intangibles assets for each of the five succeeding fiscal years is as follows:

(In thousands)
For year ended 12/31/13	$1,759
For year ended 12/31/14	$1,021
For year ended 12/31/15	$996
For year ended 12/31/16	$852
For year ended 12/31/17	$735

5.    Inventories

The composition of inventories at December 31, 2012 and 2011, was as follows:

	December 31
(In thousands)	2012	2011

Finished products	$113,589	$73,076
Raw materials	48,424	38,099

Total inventories	$162,013	$111,175

Inventories are primarily priced using the last-in, first-out (LIFO) inventory valuation method. If the first-in, first-out (FIFO) inventory valuation method had been used for all inventories, inventory balances would have been approximately $33,868,000 and $43,954,000 higher than reported at December 31, 2012 and 2011, respectively. The year-over-year increase in inventories was attributable to the addition of production in Singapore as well as generally higher quantities to support customer service.

6.    Debt

Debt comprised the following at December 31, 2012 and 2011:

(In thousands)	Maturity Dates	December 31, 2012	December 31, 2011
Unsecured private placement notes
4.86%	2017-2023	$65,000	$65,000
5.88%	2016-2022	40,000	40,000
5.69%	2013-2018	34,286	40,000
6.86%	2013-2015	12,856	17,142
6.59%	—	—	2,727

Debt of foreign subsidiaries
Secured bank term loans, foreign currency	2013-2015	9,531	12,496
Secured bank term loan, U.S. dollars	2013-2014	3,500	5,833
Other loans, foreign currency	2013-2015	17,229	16,256

Total debt		$182,402	$199,454
Less current maturities		32,838	34,487

Long-term debt		$149,564	$164,967

The majority of the Company’s long-term debt financing is composed of unsecured private placement notes issued to insurance companies, totaling $152,142,000 as of December 31, 2012. These notes are denominated in U.S. dollars and have fixed interest rates ranging from 4.86 percent to 6.86 percent. At inception, these notes had final maturities of 13 to 15 years with remaining amortization scheduled from 2013 to 2023.

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

During 2012, the Company had no domestic revolver borrowings. The Company also maintains standby letters of credit under its workers’ compensation insurance agreements and for other purposes, as needed from time to time, which are issued under the revolving credit agreement. As of December 31, 2012, the Company had outstanding letters of credit totaling $2,627,000 and no outstanding debt under this agreement. There was $122,373,000 available under the revolving credit agreement as of December 31, 2012.

At December 31, 2012, European debt included $8,575,000 of bank term loans. One of these term loans, for $4,947,000 matures in 2016 and has a variable interest rate of 90-day EURIBOR plus a spread of 1.08 percent. The other term loan, for $3,628,000, matures in 2015 and bears a fixed interest rate of 2.15 percent. At December 31, 2012, debt in Europe also included short-term borrowings of $13,640,000 with variable interest rates of 90-day EURIBOR plus spreads ranging from 0.30 percent and 0.50 percent and short-term borrowings of $2,439,000 with a variable rate comprised of the UK base rate plus a spread of 2.00 percent. The Company’s Philippine subsidiary had debt of $4,456,000 comprised of two bank term loans with quarterly amortization through 2014 and which are guaranteed by the Company. One of these term loans, for $3,500,000, has a variable interest rate of 90-day LIBOR plus a spread of 3.50 percent. The other term loan, for $956,000 in local currency, bears a variable interest rate comprised of a base rate and a spread of 5.25 percent. The Company’s majority-owned joint venture in China had variable rate, short-term debt of $1,150,000 which is guaranteed by the Company. The balance of the Company’s secured foreign debt is secured only by the assets of the respective entities.

The Company’s loan agreements in the U.S., France and the Philippines contain provisions, which, among others, require maintenance of certain financial ratios and place limitations on additional debt, investments and payment of dividends. Based on the loan agreement provisions that place limitations on dividend payments, unrestricted retained earnings (i.e., retained earnings available for dividend distribution) were $114,204,000 and $184,738,000 at December 31, 2012, and 2011, respectively. As of December 31, 2012, under the new revolving credit agreement, the Company may pay dividends and purchase treasury shares after December 31, 2011, in amounts of up to $100 million plus 100 percent of restricted group net income and cash proceeds of stock option exercises, measured cumulatively after June 30, 2012. As of December 31, 2011, under older loan agreements, the Company would have been permitted to pay dividends and purchase treasury shares in amounts of up to $30 million plus 100 percent of restricted group net income and cash proceeds of stock option exercises, measured cumulatively after December 31, 2001. The Company believes it was in compliance with all of its loan agreements as of December 31, 2012.

Debt at December 31, 2012, matures as follows: $32,838,000 in 2013; $14,128,000 in 2014; $12,308,000 in 2015; $12,416,000 in 2016; $20,712,000 in 2017 and $90,000,000 after 2017. Debt maturing in 2013 includes $15,605,000 of scheduled repayments under long-term debt agreements and $17,233,000 of debt of foreign subsidiaries under short-term working capital loans. These short-term loan agreements are routinely renewed, but could be supplemented or replaced, if necessary, by the Company’s $125,000,000 revolving credit agreement.

Net interest expense for the years ended December 31, 2012, 2011 and 2010, comprised the following:

(In thousands)	2012	2011	2010

Interest expense	$9,998	$9,839	$7,145
Interest income	(112)	(359)	(439)

	9,886	9,480	6,706
Capitalized interest	(287)	(385)	(365)

Interest expense, net	$9,599	$9,095	$6,341

7.    Leased Properties

The Company leases certain property and equipment (primarily transportation equipment, buildings and land) under operating leases, which are denominated in local currencies. Total rental expense was $6,713,000, $6,182,000 and $5,335,000 in 2012, 2011 and 2010, respectively.

Consolidated Company minimum future rental payments under operating leases with terms in excess of one year as of December 31, 2012, are:

(In thousands)	Year	Amount

	2013	$4,730
	2014	3,425
	2015	2,609
	2016	2,261
	2017	1,719
	Subsequent to 2017	18,575

Total minimum future rental payments		$33,319

8.    Other, Net

Other, net in the consolidated statements of income included the following:

(In thousands)	2012	2011	2010

Foreign exchange gain (loss)	$(304)	$(800)	$107
Investment related income	173	105	112
Realized and unrealized gain (loss) on investments	1,460	(156)	1,367

Other, net	$1,329	$(851)	$1,586

9.    Income Taxes

The provisions for taxes on income and the related income before taxes for the years ended December 31, 2012, 2011 and 2010, were as follows:

(In thousands)	2012	2011	2010

Taxes on Income
Federal
Current	$23,744	$16,901	$17,706
Deferred	(525)	4,894	4,020
State
Current	1,999	3,677	2,327
Deferred	(537)	174	453
Foreign
Current	10,158	6,658	10,490
Deferred	1,196	(12)	892

Total	$36,035	$32,292	$35,888

Income before Taxes
Domestic	$80,371	$83,333	$65,690
Foreign	35,351	21,561	35,789

Total	$115,722	$104,894	$101,479

The variations between the effective and statutory U.S. federal income tax rates are summarized as follows:

(In thousands)	2012 Amount	%	2011 Amount	%	2010 Amount	%

Federal income tax provision at statutory tax rate	$40,503	35.0	$36,713	35.0	$35,518	35.0
State tax provision on income less applicable federal tax benefit	1,470	1.3	2,413	2.3	1,807	1.8
Foreign income taxed at different rates	(1,172)	(1.0)	(900)	(0.9)	(1,144)	(1.1)
Effect of equity in foreign joint venture	—	—	—	—	954	0.9
Repatriation of foreign earnings	24	—	—	—	543	0.5
Domestic production activities deduction	(1,446)	(1.2)	(1,339)	(1.3)	(1,446)	(1.4)
Nontaxable foreign interest income	(2,690)	(2.3)	(2,719)	(2.6)	(81)	(0.1)
U.S. tax credits	—	—	(1,482)	(1.4)	(969)	(1.0)
Non-deductible expenses and other items, net	(654)	(0.7)	(394)	(0.3)	706	0.8

Total income tax provision	$36,035	31.1	$32,292	30.8	$35,888	35.4

At December 31, 2012 and 2011, the tax effects of significant temporary differences representing deferred tax assets and liabilities were as follows:

(In thousands)	2012	2011

Deferred Tax Assets:
Pensions	$15,148	$14,442
Deferred revenue	718	139
Other accruals and reserves	10,979	11,735
Inventories	496	217
Legal and environmental accruals	6,463	6,679
Deferred compensation	17,461	14,347
Bad debt and rebate reserves	2,884	3,353
Subsidiaries net operating loss carryforwards	1,390	1,991
Tax credit carryforwards	532	31

	$56,071	$52,934

Deferred Tax Liabilities:
Depreciation	$(50,011)	$(47,218)
Amortization of intangibles	(456)	(829)
Unrealized foreign exchange loss	(602)	(1,049)
Other	(918)	(640)

	$(51,987)	$(49,736)

Valuation Allowance	$(603)	$(742)

Net Deferred Tax Assets	$3,481	$2,456

Reconciliation to Consolidated Balance Sheet:
Current deferred tax assets	$9,876	$8,769
Non-current deferred tax assets (in other non-current assets)	2,805	2,331
Non-current deferred tax liabilities	(9,200)	(8,644)

Net Deferred Tax Assets	$3,481	$2,456

Undistributed earnings of foreign subsidiaries and related companies that are deemed to be permanently reinvested amounted to $161,942,000 at December 31, 2012, compared to $139,857,000 at December 31, 2011. In general, the Company reinvests earnings of foreign subsidiaries in their operations indefinitely. However, the Company will repatriate earnings from a subsidiary where excess cash has accumulated and it is advantageous for tax or foreign exchange reasons. Because of the probable availability of foreign tax credits, it is not practicable to estimate the amount, if any, of the deferred tax liability on earnings reinvested indefinitely.

Tax loss carryforwards at December 31, 2012, amounted to $6,753,000 compared with $9,087,000 at the end of 2011. Of the tax loss carryforwards, $301,000 expire in 2013, $381,000 expire in 2014, $1,573,000 expire in 2015, $3,699,000 expire in 2016, $125,000 expire in 2017, $104,000 expire in 2018, $62,000 expire in 2019, $128,000 expire in 2020, and $380,000 expire in 2021. Tax credit carryforwards at December 31, 2012, amounted to $532,000 compared to $31,000 at December 31, 2011. Of the tax credit carryforwards, $16,000 expire in 2013, $351,000 expire in 2016, and $165,000 expire in 2017.

At December 31, 2012, the Company had valuation allowances of $603,000, which were primarily attributable to deferred tax assets in India and the Philippines. The realization of deferred tax assets is dependent on the generation of sufficient taxable income in the appropriate tax jurisdictions. The Company believes that it is more likely than not that the related deferred tax assets will not be realized.

As of December 31, 2012 and 2011, unrecognized tax benefits totaled $289,000 and $1,232,000, respectively. The amount of unrecognized tax benefits that, if recognized, would favorably affect the Company’s effective income tax rate in any future periods, net of the federal benefit on state issues, was approximately $275,000, $1,023,000 and $1,720,000 at December 31, 2012, 2011 and 2010, respectively. The Company does not believe that the amount of unrecognized tax benefits related to its current uncertain tax positions will change significantly over the next 12 months.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as income tax expense. In 2012, $444,000 of net interest and penalty income was recognized compared to $2,000 of net interest and penalty income in 2011 and $26,000 of net interest and penalty expense in 2010. At December 31, 2012, the liability for interest and penalties was $41,000 compared to $486,000 at December 31, 2011.

During 2012, the Company negotiated and finalized ten state income tax voluntary disclosure agreements. As a result, the Company recorded a net tax benefit of $688,000.

The Company files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company is not subject to U.S. federal income tax examinations by tax authorities for years before 2009. Some foreign jurisdictions and various U.S. states jurisdictions may be subject to examination back to 2006.

Below are reconciliations of the January 1 and December 31 balances of unrecognized tax benefits for 2012, 2011 and 2010:

(In thousands)	2012	2011	2010

Unrecognized tax benefits, opening balance	$1,232	$1,902	$2,052
Gross increases – tax positions in prior period	—	—	—
Gross decreases – tax positions in prior period	(569)	(795)	(90)
Gross increases – current period tax positions	44	213	152
Settlements	—	(38)	—
Foreign currency translation	23	(8)	(16)
Lapse of statute of limitations	(441)	(42)	(196)

Unrecognized tax benefits, ending balance	$289	$1,232	$1,902

10. Stockholders’ Equity

On October 23, 2012, the Board of Directors declared a two-for-one stock split on its common stock in the form of a 100 percent stock dividend, payable on December 14, 2012, to stockholders of record on November 30, 2012. Par value for common shares remained at $1.00 per share. As a result of the split, 12,460,000 additional shares were issued, and retained earnings were reduced by $12,460,000. All share and per share data disclosed in the consolidated financial statements and notes thereto have been retroactively adjusted for the stock split.

The Company’s preferred stock is convertible at the option of the holder at any time (unless previously redeemed) into shares of common stock at a conversion of 2.2835 shares of common stock for each share of preferred stock. Dividends on preferred stock, which are cumulative from the date of original issue, accrue at a rate of $1.375 per share per annum. The Company may not declare and pay any dividend or make any distribution of assets (other than dividends or other distribution payable in shares of common stock) or redeem, purchase or otherwise acquire, shares of common stock, unless all accumulated and unpaid preferred dividends have been paid or are contemporaneously declared and paid. The preferred stock is subject to optional redemption by the Company, in whole or in part, at any time, at a redemption price of $25 per share plus accrued and unpaid dividends thereon to the date fixed for redemption. Preferred stock is entitled to 2.2835 votes per share on all matters submitted to stockholders for action and votes together with the common stock as a single class, except as otherwise provided by law or the Certificate of Incorporation of the Company. There is no mandatory redemption or sinking fund obligation with respect to the preferred stock. During 2012, shareholders converted 456,358 shares of preferred stock to common stock. At December 31, 2012, 61,935 shares of preferred stock were outstanding.

11. Stock-based Compensation

On December 31, 2012, the Company had stock options outstanding under its 2000 Stock Option Plan (2000 Plan), stock options and stock awards outstanding under its 2006 Incentive Compensation Plan (2006 Plan) and stock options, stock awards and SARs under its 2011 Incentive Compensation Plan (2011 Plan). Stock options, stock awards and SARs are granted to executives, key employees and outside directors. No further options or awards may be granted under the 2000 and 2006 Plans. The 2011 Plan authorized the award of 2,600,000 shares of the Company’s common stock for stock options, SARs and stock awards. At December 31, 2012, there were 2,401,590 shares available for grant under the 2011 Plan. Compensation expense charged against income for all plans was $3,122,000, $3,676,000 and $3,789,000 for the years ended December 31, 2012, 2011 and 2010, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $1,186,000, $1,416,000 and $1,465,000 for the years ended December 31, 2012, 2011 and 2010, respectively. The following provides information regarding the stock option, stock award and SARs grants.

Stock Options

Under all plans, stock option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. The market price is defined and calculated as the average of the opening and closing prices for Company common stock on the grant date as reported in the New York Stock Exchange – Composite Transactions. The stock option awards generally vest based on two years of continuous service and have 8- to 10-year contractual terms. The fair value of each option award was estimated on the date of grant using the Black-Scholes option valuation model incorporating the weighted-average assumptions noted in the following table. Expected volatility is based on the historical volatility of the Company’s stock. The Company also uses historical data to estimate the expected term of options granted. The risk-free rate is the U.S. Treasury note rate that corresponds to the expected option term at the date of grant.

	For the Years Ended December 31
	2012	2011	2010
Expected dividend yield	2.10%	2.40%	2.70%
Expected volatility	43.19%	43.60%	41.79%
Expected life	7.4 years	6.5 years	6.5 years
Risk-free interest rate	1.41%	2.91%	2.87%

A summary of stock option activity for the year ended December 31, 2012 is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Options
Outstanding at January 1, 2012	1,203,296	$18.79
Granted	65,246	42.82
Exercised	(582,730)	15.11
Forfeited	(1,702)	39.20

Outstanding at December 31, 2012	684,110	24.15	4.52	21,471

Vested or expected to vest at December 31, 2012	680,852	24.07	4.50	21,430

Exercisable at December 31, 2012	498,660	18.52	3.54	18,463

The weighted-average grant-date fair values of options awarded during the years ended December 31, 2012, 2011 and 2010, were $15.73, $13.81 and $8.88, respectively. The total intrinsic values of options exercised during the years ended December 31, 2012, 2011, and 2010 were $17,163,000, $6,262,000, and $8,446,000, respectively.

As of December 31, 2012, there was $627,000 of total unrecognized compensation cost related to unvested stock options granted under the Company’s stock option plans. That cost is expected to be recognized over a weighted-average period of 1.0 year.

Cash received from stock option exercises under the Company’s stock option plans for the years ended December 31, 2012, 2011, and 2010 was $4,473,000, $3,228,000 and $4,335,000, respectively. The actual tax benefit realized for the tax deductions from stock option exercises totaled $6,411,000, $2,103,000, and $2,704,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

Stock Awards

In 2010, 2011, and 2012, the Company granted stock awards under the 2006 and 2011 Plans. The stock awards vest only upon the Company’s achievement of certain levels of consolidated net income and return on invested capital by the end of the specified measurement period, which is December 31, 2012, 2013 and 2014 for the 2010, 2011 and 2012 awards, respectively. The number of Company shares of common stock ultimately distributed, if any, is contingent upon the level of consolidated net income and return on invested capital attained. The fair value of stock awards equals the grant-date market price of the Company’s common stock, discounted for the estimated amount of dividends that would not be received during the measurement period. Compensation expense is recorded each reporting period based on the probable number of awards that will ultimately vest given the projected level of consolidated net income and return on invested capital. If at the end of the measurement period the performance objectives are not met, no compensation cost is recognized and any compensation expense recorded in prior periods is reversed.

A summary of stock award activity for the year ended December 31, 2012, is presented below:

	Shares	Weighted-Average Grant Date Fair Value
Unvested Stock Awards
Unvested at January 1, 2012	271,624	$29.11
Granted	118,916	41.00
Vested	(61,051)	24.18
Forfeited	(86,633)	24.48

Unvested at December 31, 2012	242,856	$37.83

The weighted-average grant-date fair values of stock awards granted during the years ended December 31, 2012, 2011 and 2010, were $41.00, $35.79 and $24.10, respectively. As of December 31, 2012, under the current Company assumption as to the number of stock award shares that will probably vest at the measurement periods ended December 31, 2013 and 2014, there was $1,669,000 of unrecognized compensation cost related to unvested stock awards. That cost is expected to be recognized over a period of 1.8 years.

In general, it is the Company’s policy to issue new shares of its common stock upon the exercise of stock options or the vesting of stock awards.

SARs

SARs, which were granted under the 2011 Plan in 2012, cliff vest after two years of continuous service, settle in cash and expire ten years from the grant date. Upon the exercise of a SARs award, a participant receives in cash an amount that equals the excess of the fair market value of a share of Company common stock at the date of exercise and the fair market value of a share of Company common stock at the date of grant (the exercise price). Because SARs are cash-settled, they are accounted for as liabilities that must be re-measured at fair value at the end of every reporting period until settlement. Compensation expense for each reporting period is based on the period-to-period change (or portion of the change, depending on the proportion of the vesting period that has been completed at the reporting date) in the fair value of the SARs.

A summary of SARs activity for the year ended December 31, 2012 is presented below.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
SARs
Granted	65,246	$42.82
Forfeited	546	42.77

Outstanding at December 31, 2012	64,700	42.82	9.13	823

The weighted-average grant-date fair value of SARs granted during 2012 was $15.73. The fair value for each SARs award was estimated using the Black-Scholes valuation model incorporating the same assumptions as noted for stock options.

As of December 31, 2012, the SARs liability recorded on the consolidated balance sheet (non-current liabilities) was $638,000. In addition, at December 31, 2012, there was $815,000 of total unrecognized compensation cost related to unvested SARs. That cost is expected to be recognized over a weighted-average period of 1.1 years.

12. Deferred Compensation

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

Some plan distributions may be made in cash or Company common stock at the option of the participant. Other plan distributions can only be made in Company common stock. For deferred compensation obligations that may be settled in cash, the Company must record appreciation in the market value of the investment choices made by participants as additional compensation expense. Conversely, declines in the market value of the investment choices reduce compensation expense. Increases and decreases of compensation expense that result from fluctuations in the underlying investments are recorded in the administrative expense line of the consolidated statements of income. The additional compensation expense resulting from the appreciation of the market value and earnings of the selected investment options was $10,252,000 in 2012, $1,529,000 in 2011 and $5,020,000 in 2010. The increase in expense for 2012 was primarily attributable to a 39 percent year-over-year increase in the market price of the Company’s common stock, to which a large portion of the deferred obligation is tied. The Company’s deferred compensation liability was $42,229,000 and $32,428,000 at December 31, 2012 and 2011, respectively.

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

Obligations and Funded Status at December 31

(In thousands)	United States		United Kingdom
	2012	2011	2012	2011
Change in benefit obligation
Benefit obligation at beginning of year	$139,077	$132,302	$16,829	$19,080
Interest cost	6,880	6,927	841	1,099
Actuarial (gain) loss	15,590	4,239	3,846	(2,721)
Benefits paid	(4,496)	(4,391)	(659)	(629)
Foreign exchange impact	—	—	865	—

Benefit obligation at end of year	$157,051	$139,077	$21,722	$16,829

(In thousands)	United States		United Kingdom
	2012	2011	2012	2011
Change in plan assets
Fair value of plan assets at beginning of year	$104,178	$103,341	$15,695	$15,358
Actual return on plan assets	19,391	1,750	1,623	63
Employer contributions	5,609	3,478	971	970
Benefits paid	(4,496)	(4,391)	(659)	(629)
Foreign exchange impact	—	—	760	(67)

Fair value of plan assets at end of year	$124,682	$104,178	$18,390	$15,695

Funded status at end of year	$(32,369)	$(34,899)	$(3,332)	$(1,134)

The amounts recognized in the consolidated balance sheets at December 31 consisted of

(In thousands)	United States		United Kingdom
	2012	2011	2012	2011
Current liability	$(174)	$(268)	$—	$—
Non-current liability	(32,195)	(34,631)	(3,332)	(1,134)

Net amount recognized	$(32,369)	$(34,899)	$(3,332)	$(1,134)

The amounts recognized in accumulated other comprehensive income at December 31 consisted of

(In thousands)	United States		United Kingdom
	2012	2011	2012	2011
Net actuarial loss	$50,450	$49,401	$5,699	$2,637

Below is information for pension plans with accumulated benefit obligations in excess of plan assets at December 31:

(In thousands)	United States		United Kingdom
	2012	2011	2012	2011
Projected benefit obligation	$157,051	$139,077	$21,722	$16,829
Accumulated benefit obligation	157,051	139,077	21,722	16,829
Fair value of plan assets	124,682	104,178	18,390	15,695

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income

Net periodic benefit costs for the years ended December 31, 2012, 2011 and 2010, were as follows:

(In thousands)	United States			United Kingdom
	2012	2011	2010	2012	2011	2010
Interest cost	$6,880	$6,927	$7,030	$841	$1,099	$1,037
Expected return on plan assets	(8,423)	(8,063)	(7,860)	(888)	(1,042)	(866)
Amortization of net actuarial loss	3,573	2,853	2,068	49	204	276

Net periodic benefit cost	$2,030	$1,717	$1,238	$2	$261	$447

Other changes in plan assets and benefit obligations recognized in other comprehensive income for the years ended December 31, 2012, 2011 and 2010, were as follows:

(In thousands)	United States			United Kingdom
	2012	2011	2010	2012	2011	2010

Net actuarial (gain) loss	$4,622	$10,552	$6,684	$3,111	$(1,742)	$(799)
Amortization of net actuarial loss	(3,573)	(2,853)	(2,068)	(49)	(204)	(276)

Total recognized in other comprehensive income	$1,049	$7,699	$4,616	$3,062	$(1,946)	$(1,075)

Total recognized in net periodic benefit cost and other comprehensive income	$3,079	$9,416	$5,854	$3,064	$(1,685)	$(628)

The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2013 are as follows:

(In thousands)	United States	United Kingdom

Net actuarial loss	$5,222	$299

Estimated Future Benefit Payments

(In thousands)	United States	United Kingdom
2013	$5,619	$494
2014	6,331	500
2015	6,961	570
2016	7,445	611
2017	7,946	663
2018-2022	45,911	3,675

Assumptions

The weighted-average assumptions used to determine benefit obligations at December 31 were as follows:

	United States		United Kingdom
	2012	2011	2012	2011

Discount rate	4.17%	5.06%	4.30%	4.90%

The weighted-average assumptions used to determine net periodic benefit costs for years ended December 31 were as follows:

	United States			United Kingdom
	2012	2011	2010	2012	2011	2010
Discount rate	5.06%	5.40%	6.00%	4.90%	5.60%	5.70%
Expected long-term return on plan assets	7.75%	7.75%	8.00%	5.46%	6.78%	6.50%

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

Fixed Income (Debt): Bonds or notes issued or guaranteed by the U.S. government, and to a lesser extent, by non-U.S. governments, or by their agencies or branches, mortgage backed securities, including collateralized mortgage obligations, corporate bonds, municipal bonds and dollar-denominated debt securities issued in the U.S. by non-U.S. banks and corporations. Up to 20 percent of the fixed income assets may be in debt securities that are below investment grade. The target allocation for fixed income is 31 percent.

Real Estate: Public real estate funds using office, apartment, industrial, retail, and other property types. The target allocation for real estate is 4.5 percent.

Commodities: Commodity funds that match the index using commodity-linked derivative instruments including swap agreements, commodity options, futures, options on futures and commodity-linked notes, while seeking to enhance overall returns through the use of fixed income securities. The target allocation for commodities is 2.5 percent.

Employer Securities: The retirement plans also hold shares of the Company’s common stock, which are purchased or sold by the trustee from time to time, as directed by the Plan Committee. At the direction of the Plan Committee, the plans sold 27,331 common shares to the Company’s ESOP trust on February 21, 2012, and 32,942 common shares on February 22, 2011. The target allocation for employer securities is 22.0 percent.

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

At December 31, 2012, equities within the pooled pension fund comprised 25 percent U.K. companies, 36 percent U.S. companies, 20 percent other European companies and 19 percent companies from other regions of the world. The equities are spread across growth and value styles. Fixed income instruments primarily included U.K. bonds, split between government fixed interest securities and high-grade corporate bonds.

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

Plan Assets

U.S. Plans

The Company’s asset allocations for its U.S. pension plans at December 31, 2012 and 2011, by asset category, were as follows:

	December 31, 2012
(In thousands)	Level 1	Level 2	Level 3	Total
Cash and Cash Equivalents	$—	$3,965	$—	$3,965
Equity Securities
U.S. Equities	32,850	—	—	32,850
Non-U.S. Equities	11,373	—	—	11,373
Employer Securities	34,426	—	—	34,426

Total Equities	78,649	—	—	78,649
Fixed Income Securities
U.S. Corporate Bonds	—	19,873	—	19,873
U.S. Government and Agency Bonds	795	6,956	—	7,751
Municipal Bonds	—	2,837	—	2,837
Other Bonds	—	4,015	—	4,015

Total Fixed Income	795	33,681	—	34,476
Real Estate	4,990	—	—	4,990
Commodities	2,602	—	—	2,602

Total	$87,036	$37,646	$—	$124,682

	December 31, 2011
(In thousands)	Level 1	Level 2	Level 3	Total
Cash and Cash Equivalents	$—	$3,628	$—	$3,628
Equity Securities
U.S. Equities	29,186	—	—	29,186
Non-U.S. Equities	1,813	7,376	—	9,189
Employer Securities	27,034	—	—	27,034

Total Equities	58,033	7,376	—	65,409
Fixed Income Securities
U.S. Corporate Bonds	—	16,642	—	16,642
U.S. Government and Agency Bonds	982	8,109	—	9,091
Other Bonds	—	3,636	—	3,636

Total Fixed Income	982	28,387	—	29,369
Real Estate	—	—	3,720	3,720
Commodities	2,052	—	—	2,052

Total	$61,067	$39,391	$3,720	$104,178

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

Level 2 – Fixed income investments without equivalent trading exchanges are valued primarily through a technique known as “future cash flow approach” which is based on what bondholders can reasonably expect to receive based upon an issuer’s current financial condition. Pricing analysts prepare cash-flow forecasts and utilize one or two pricing models to arrive at an evaluated price. Evaluated bid modeling includes factors such as the interest rate on the coupon, maturity, rating, cash flow projections and other factors.

Market value changes within asset categories for which fair value measurements use significant unobservable inputs (Level 3) were as follows during 2011 and 2012:

Dollars in thousands	Real Estate Fund	Hedge Fund	Total
Market value, December 31, 2010	$3,151	$40	$3,191
Sale proceeds	—	(40)	(40)
Realized loss	—	(295)	(295)
Change in unrealized gain (loss)	569	295	864

Market value, December 31, 2011	$3,720	$—	$3,720
Sale proceeds	(3,916)	—	(3,916)
Realized gain	840	—	840
Change in unrealized gain	(644)	—	(644)

Market value, December 31, 2012	$—	$—	$—

U.K. Plan

The Company’s asset allocations for its U.K. pension plans at December 31, 2012 and 2011, by asset category, were as follows:

	December 31, 2012
(In thousands)	Level 1	Level 2	Level 3	Total
Cash	$845	$—	$—	$845
Equity securities
Pooled Pension Funds	—	11,979	—	11,979
Fixed income
Pooled Pension Funds	—	2,677	—	2,677
Real Estate
Pooled Pension Funds	—	452	—	452
Insurance Contracts	—	—	2,437	2,437

Total	$845	$15,108	$2,437	$18,390

	December 31, 2011
(In thousands)	Level 1	Level 2	Level 3	Total
Cash	$494	$—	$—	$494
Equity securities
Pooled Pension Funds	—	8,959	—	8,959
Fixed income
Pooled Pension Funds	—	3,115	—	3,115
Real Estate
Pooled Pension Funds	—	909	—	909
Insurance Contracts	—	—	2,218	2,218

Total	$494	$12,983	$2,218	$15,695

Units of each of the pooled funds are valued by the trustee based on quoted market prices of the underlying investments (the underlying assets are either exchange traded or have readily available markets).

Fair value changes within asset categories for which fair value measurements use significant unobservable inputs (Level 3) were as follows during 2011 and 2012

(In thousands)	Insurance Contracts
Fair value, December 31, 2010	$2,188
Sale proceeds (benefit payments)	(165)
Change in unrealized gain	204
Foreign exchange impact	(9)

Fair value, December 31, 2011	$2,218
Sale proceeds (benefit payments)	(173)
Change in unrealized gain	288
Foreign exchange impact	104

Fair value, December 31, 2012	$2,437

Long-term Rate of Return for Plan Assets

U.S. Plans

The overall expected long-term rate of return on assets of 7.75 percent that was used to develop the 2012 pension expense is based on plan asset allocation, capital markets forecasts and expected benefits of active investment management. For fixed income, the expected return is 5.5 percent. This assumption includes the yield on the five-year zero-coupon U.S. Treasury bond as the base rate along with historical data from the U.S. Treasury yield curve. For equities, the expected return is 8.9 percent for U.S. and international equities. This return is based on a blended average of three different statistical models that each incorporates multiple factors including, for example, inflation, Gross Domestic Product and the Fed Funds Target Rate. For real estate, the expected return is 7.1 percent. For commodities, the expected return is 6.9 percent.

The overall investment return forecast reflects the target allocations and the capital markets forecasts for each asset category, plus a premium for active asset management expected over the long-term.

U.K. Plan

The overall expected long term return on plan assets is a weighted average of the expected long term returns for equity securities, debt securities and other assets. The redemption yield at the measurement date on U.K. government fixed interest bonds and the yield on corporate bonds are used as proxies for the return on the debt portfolio. The returns for equities and property are estimated as a premium of 3 percent added to the risk-free rate. Cash is assumed to have a long-term return of 4 percent.

Other Defined Benefit Plans

The Company maintains unfunded defined benefit plans in other foreign locations. The liabilities and expenses associated with these plans are not material to the Company’s consolidated financial statements. Discount rates for these plans are determined based on local interest rates and plan participant data.

Cash Flows

Due to a reduced minimum funding requirement precipitated by the Pension Funding Stabilization provision of the MAP-21 Act (Moving Ahead for Progress in the 21st Century Act) placed into law in 2012, the Company does not expect to make contributions to its funded U.S. qualified defined benefit pension plans in 2013. The Company expects to contribute approximately $986,000 to its U.K. defined benefit pension plan and to pay $174,000 related to its unfunded non-qualified U.S. pension plans in 2013.

Defined Contribution Plans

The Company sponsors retirement savings defined contribution plans that cover U.S. and U.K. employees. The Company also sponsors a qualified profit sharing plan for its U.S. employees. Profit sharing contributions are determined each year using a formula that is applied to Company earnings. The contributions are allocated to participant accounts on the basis of participant base earnings. The retirement savings and profit sharing defined contribution plans each include a qualified plan and a non-qualified supplemental executive plan.

Defined contribution plan expenses for the Company’s retirement savings plans and profit sharing plan were as follows:

(In thousands)	2012	2011	2010
Retirement savings plans	$4,284	$4,033	$4,309
Profit sharing plan	5,762	4,769	5,061

Total	$10,046	$8,802	$9,370

In July 2011, the Company established a rabbi trust to fund the obligations of its previously unfunded non-qualified supplemental executive defined contribution plans (supplemental plans). The trust comprises various mutual fund investments selected by the participants of the supplemental plans. In accordance with the accounting guidance for rabbi trust arrangements, the assets of the trust and the obligations of the supplemental plans are reported on the Company’s consolidated balance sheet. The Company elected the fair value option for the mutual fund investment assets so that offsetting changes in the mutual fund values and defined contribution plan obligations would be recorded in earnings in the same period. Therefore, the mutual funds are reported at fair value with any subsequent changes in fair value recorded in the income statement. The supplemental plan liabilities increase (i.e., supplemental plan expense is recognized) when the value of the trust assets appreciates and decrease (i.e., supplemental plan income is recognized) when the value of the trust assets declines. At December 31, 2012 and 2011, the trust asset balances were $1,572,000 and

$1,310,000, respectively, and the supplemental plan liability balances were $1,642,000 and $1,460,000, respectively. The differences between the trust asset balances and the supplemental liability balances were due to estimated liabilities that were not funded until after the end of the year when the actual liabilities were determined.

In addition to the Company sponsored profit sharing plan, certain foreign locations are required by law to make profit sharing contributions to employees based on statutory formulas. In 2012, the Company recognized $711,000 of expense related to the statutory plans compared to $159,000 in 2011 and $800,000 in 2010.

14.     Accrued Liabilities

The composition of accrued liabilities was as follows:

	December 31
(In thousands)	2012	2011
Accrued payroll and benefits	$42,404	$33,798
Accrued customer rebates	14,395	11,210
Other accrued liabilities	15,862	15,967

Total accrued liabilities	$72,661	$60,975

15.     Other Non-Current Liabilities

The composition of other non-current liabilities was as follows:

	December 31
(In thousands)	2012	2011
Deferred revenue	$1,614	$1,000
Environmental and legal matters	13,459	13,205
Deferred compensation liability	41,665	31,790
Pension liability	37,855	37,595
Other non-current liabilities	4,074	5,226

Total other non-current liabilities	$98,667	$88,816

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

As of December 31, 2012, the Company estimated a range of possible environmental and legal losses of $10.3 million to $28.9 million. The Company’s accrued liability for such losses, which represented the Company’s best estimate within the estimated range of possible environmental and legal losses, was $15.4 million at December 31, 2012, compared to $14.6 million at December 31, 2011. During 2012, cash outlays related to legal and environmental matters approximated $3.3 million compared to $4.9 million in 2011.

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

Following are summaries of the material contingencies at December 31, 2012:

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

D’Imperio Property Site

During the mid-1970’s, Jerome Lightman and the Lightman Drum Company disposed of hazardous substances at several sites in New Jersey. The Company was named as a potentially responsible party (PRP) in the case United States v. Lightman (1:92-cv-4710 D.N.J.), which involved the D’Imperio Property Site located in New Jersey. In 2007, the Company reached an agreement with respect to the past costs and future allocation percentage in said litigation for costs related to the D’Imperio site, including costs to comply with USEPA’s Unilateral Administrative Orders. The resolution of the Company’s liability for this litigation did not have a material impact on the financial position, results of operations or cash flows of the Company. In 2012, the PRPs approved certain changes to remediation cost estimates which were considered in the Company’s determination of its range of estimated possible losses and liability balance. The changes in range of possible losses and liability balance were immaterial.

Remediation work is continuing at this site. Based on current information, the Company believes that its recorded liability for claims associated with the D’Imperio site is adequate. However, actual costs could differ from current estimates.

Wilmington Site

The Company is currently contractually obligated to contribute to the response costs associated with the Company’s formerly-owned site at 51 Eames Street, Wilmington, Massachusetts. Remediation at this site is being managed by its current owner to whom the Company sold the property in 1980. Under the agreement, once total site remediation costs exceed certain levels, the Company is obligated to contribute up to five percent of future response costs associated with this site with no limitation on the ultimate amount of contributions. To date, the Company has paid the current owner $2.1 million for the Company’s portion of environmental response costs through the third quarter of 2012 (the current owner of the site bills the Company one calendar quarter in arrears). The Company has recorded a liability for its portion of the estimated remediation costs for the site.

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

The Company believes that based on current information its recorded liability related to this site is adequate. However, depending on the ultimate cost of the remediation at this site, the amount for which the Company is liable could differ from the current estimates.

17. Segment Reporting

The Company has three reportable segments: surfactants, polymers and specialty products. Each segment provides distinct products and requires separate management due to unique markets, technologies and production processes. Surfactants are used in a variety of consumer and industrial cleaning compounds as well as in agricultural products, lubricating ingredients, biodiesel and other specialized applications. Polymers generate its revenues primarily from the sale of polyols and phthalic anhydride used in plastics, building materials and refrigeration systems. Specialty products are used in food, flavoring, nutritional supplement and pharmaceutical applications.

The Company evaluates the performance of its segments and allocates resources based on operating income before interest income/expense, other income/expense items and income tax provisions. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

Segment data for the three years ended December 31, 2012, 2011 and 2010, are as follows:

(In thousands)	Surfactants	Polymers	Specialty Products	Segment Totals
2012
Net sales	$1,305,800	$423,959	$73,978	$1,803,737
Operating income	118,591	48,130	12,242	178,963
Assets	692,891	199,013	58,810	950,714
Capital expenditures	56,236	19,266	5,815	81,317
Depreciation and amortization expenses	34,036	13,328	2,270	49,634

2011
Net sales	$1,361,956	$421,515	$59,621	$1,843,092
Operating income	100,811	40,909	13,307	155,027
Assets	624,425	174,029	54,296	852,750
Capital expenditures	63,295	15,320	3,658	82,273
Depreciation and amortization expenses	31,346	11,697	1,808	44,851

2010
Net sales	$1,057,982	$330,416	$42,724	$1,431,122
Operating income	93,010	36,904	14,499	144,413
Assets	548,297	157,114	26,427	731,838
Capital expenditures	56,562	23,895	1,462	81,919
Depreciation and amortization expenses	27,260	9,519	1,442	38,221

     Below are reconciliations of segment data to the consolidated financial statements:

(In thousands)	2012	2011	2010

Operating income – segment totals	$178,963	$155,027	$144,413
Unallocated corporate expenses (a)	(50,247)	(36,571)	(36,516)

Total operating income	128,716	118,456	107,897

Interest expense, net	(9,599)	(9,095)	(6,341)
Loss from equity in joint ventures	(4,724)	(3,616)	(1,663)
Other, net	1,329	(851)	1,586

Consolidated income before income taxes	$115,722	$104,894	$101,479

Assets – segment totals	$950,714	$852,750	$731,838
Unallocated corporate assets (b)	34,764	48,368	79,593

Consolidated assets	$985,478	$901,118	$811,431

Capital expenditures – segment totals	$81,317	$82,273	$81,919
Unallocated corporate expenditures	1,842	893	2,229

Consolidated capital expenditures	$83,159	$83,166	$84,148

Depreciation and amortization expenses – segment totals	$49,634	$44,851	$38,221
Unallocated corporate depreciation expenses	1,660	2,248	2,130

Consolidated depreciation and amortization expenses	$51,294	$47,099	$40,351

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

Below is certain Company-wide geographic data for the years ended December 31, 2012, 2011 and 2010:

(In thousands)	2012	2011	2010
Net sales (a)
United States	$1,076,222	$1,086,233	$863,780
France	298,158	316,514	238,310
United Kingdom	103,523	122,100	104,071
All other countries	325,834	318,245	224,961

Total	$1,803,737	$1,843,092	$1,431,122

Long-lived assets (b)
United States	$246,118	$230,926	$204,137
Germany	34,213	31,006	28,751
Singapore	43,239	37,827	25,174
Philippines	22,658	23,214	22,284
Brazil	18,410	18,773	21,061
United Kingdom	20,878	18,268	17,750
All other countries	52,483	42,150	46,402

Total	$437,999	$402,164	$365,559

(a)	Net sales are attributed to countries based on selling location.

(b)	Includes net property, plant and equipment, goodwill and other intangible assets.

18. Earnings Per Share

Below is the computation of basic and diluted earnings per share for the years ended December 31, 2012, 2011 and 2010. All share and per share data reflect the effects of the two-for-one common stock split that was effective December 14, 2012.

(In thousands, except per share amounts)	2012	2011	2010

Computation of Basic Earnings per Share

Net income attributable to Stepan Company	$79,396	$71,976	$65,427
Deduct dividends on preferred stock	579	714	747

Income applicable to common stock	$78,817	$71,262	$64,680

Weighted-average number of shares outstanding	21,273	20,726	20,326

Basic earnings per share	$3.71	$3.44	$3.18

Computation of Diluted Earnings per Share

Net income attributable to Stepan Company	$79,396	$71,976	$65,427

Weighted-average number of shares outstanding	21,273	20,726	20,326

Add weighted-average net shares from assumed exercise of options (under treasury stock method) (1)	392	472	516

Add weighted-average contingently issuable net shares related to performance stock awards (under treasury stock method)	12	52	98

Add weighted-average unvested stock awards (under treasury stock method)	6	4	2

Add weighted-average shares from assumed conversion of convertible preferred stock	1,047	1,186	1,238

Weighted-average shares applicable to diluted earnings	22,730	22,440	22,180

Diluted earnings per share	$3.49	$3.21	$2.95

(1)

Options to purchase 16,444, 91,449 and 1,090 shares of common stock were not included in the computations of diluted earnings per share for the years ended December 31, 2012, 2011 and 2010, respectively. The options’ exercise prices were greater than the average market price for the common stock and their effect would have been antidilutive.

19. Purchase of the Remaining Interest in Stepan Philippines Inc

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

20. Acquisitions

2011 Acquisition

On June 23, 2011, the Company purchased the Clarinol®, Marinol®, and PinnoThin® product lines of Lipid Nutrition B.V., a part of Loders Croklaan B.V. The acquired product lines are included in the Company’s specialty products segment. The acquisition purchase price was $13,562,000 of cash. In addition to the purchase price paid, the Company incurred $0.3 million of acquisition-related costs, including legal and consulting expenses, which were reflected in administrative expenses on the Company’s consolidated statement of income for the year ended December 31, 2011.

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

2010 Acquisitions

Asset acquisition

On July 2, 2010, the Company purchased the manufacturing assets of Peter Cremer GmbH, located on Jurong Island in Singapore, for a price of $10.4 million, which the Company paid from available cash. After the necessary site development, the acquisition of the Jurong Island manufacturing assets will provide the Company with an opportunity to reach its global customer base with methyl esters, which are core building blocks of the Company’s surfactant products, and value-added derivatives made from tropical oils available in the region. The site began production for customer trials in the fourth quarter of 2012.

Business acquisitions

On July 15, 2010, the Company’s Stepan Europe subsidiary acquired 100 percent ownership interest in Alfa Systems Sp. z o.o. (Alfa Systems). The purchase included a plant in Brzeg Dolny, Poland, which specialized in the manufacture of aromatic polyester polyols from recycled polyethylene terephthalate (PET). The acquisition of Alfa Systems provides the Company with polyester polyol manufacturing capability in Eastern Europe and the ability to economically and effectively serve customers in that region. As of the acquisition date, the new entity became a part of the Company’s polymers segment.

The Company recognized $10.1 million as the purchase price for Alfa Systems, comprising $8.5 million of cash and $1.6 million in contingent consideration. The contingent consideration arrangements included in the purchase agreement were as follows:

•

Environmental remediation – As part of the purchase agreement, the Company agreed to assume a soil remediation obligation discovered during the due diligence phase of the acquisition. In addition, the Company negotiated a purchase price holdback provision of $1.1 million, wherein any portion of the holdback not spent for soil remediation by one year following the acquisition date (i.e., July 15, 2011) would be remitted to the previous owners of Alfa Systems. A remediation liability was included as one of the liabilities assumed at the time of acquisition. No contingent consideration liability was recognized because management believed it was highly probable that remediation of the Poland site would be completed by the holdback deadline and the cost to remediate would be at least the holdback amount. Remediation of the soil was completed in the second quarter of 2011, and the total cost of the project exceeded the amount of the holdback provision by an immaterial amount, which was charge to Company earnings in 2011. Consequently, none of the holdback amount related to the soil remediation was returned to the former owners of the Alfa Systems.

•

Nonspecific claims – Potential additional consideration of up to $1.6 million if no additional claims relating to pre-acquisition activity arise over the two years following the acquisition. The Company recognized the entire $1.6 million of this arrangement as consideration. To date, approximately $0.7 million of the withheld amount has been paid. The parties agreed that of the holdback amount approximately $0.1 million would not be paid due to some minor claims that surfaced after the acquisition date. The remainder of the original holdback amount remains withheld pending the outcome of a claim for an unlicensed export of product shipped prior to the acquisition date.

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

The acquired goodwill, which is allocated entirely to the Company’s polymer segment, is not deductable for tax purposes. The goodwill reflects the potential positive effects of the additional ability to manufacture and sell the Company’s current polymer products to the European marketplace. Identifiable intangible assets included a non-compete agreement (approximately $0.4 million) and technological know-how (approximately $0.2 million). The amortization periods for these intangibles are three and five years, respectively.

Included in current liabilities was the previously discussed assumed environmental contingent liability of $1.1 million. The measurement period for the Alfa Systems acquisition is complete, and there were no adjustments to the purchase price allocations made at the time of acquisition.

Pro forma financial information has not been included because revenues and earnings of the Company’s consolidated entity would not have been significantly different than reported had the acquisition date been January 1, 2010.

On July 19, 2010, the Company acquired controlling interest in the Company’s Stepan Philippines Inc. (SPI) joint venture, raising the Company’s ownership interest in the venture from 50 percent to 88.8 percent. SPI produces laundry and cleaning products, fabric softeners and functional surfactants for the Philippines and other global markets. The increase in SPI ownership allowed the Company to further diversify the product offering at the Philippines location and capitalize on synergies with the manufacturing facility being developed in Singapore. As of the date controlling interest was obtained, SPI became a part of the Company’s surfactants reportable segment (See Note 19 for information regarding the Company’s 2012 purchase of the remaining interest in SPI).

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

The acquired goodwill, is allocated entirely to the Company’s surfactants segment, is not deductable for tax purposes. The goodwill primarily reflects expected growth synergies in Asia resulting from the manufacturing capabilities in the Philippines and Singapore. The $1.2 million of identifiable intangible assets comprised customer relationships, which are being amortized over a 10-year period.

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

21. Statement of Cash Flows – Noncash Investing and Financing Activities

Noncash financing activities for the years ended December 31, 2012, 2011 and 2010, included the receipt of shares of the Company’s common stock tendered in lieu of cash by employees exercising stock options. The tendered shares, which were owned by employees for more than six months, had values of $8,400,000 in 2012 (176,114 shares), $1,330,000 in 2011 (33,286 shares) and $1,361,000 in 2010 (35,622 shares) and were recorded as treasury stock. Noncash financing activities for the years ended December 31, 2012, 2011and 2010 also included the issuance of 84,568 shares, 108,104 shares and 124,956 shares, respectively, of Company common stock (values of $3,659,000, $3,836,000 and $3,130,000, respectively) related to the Company’s performance stock award plan. Noncash investing activities included unpaid liabilities (accounts payable) incurred for fixed asset acquisitions of approximately $10,467,000 in 2012, $11,723,000 in 2011 and $9,959,000 in 2010. Noncash financing and investing activities for the year ended December 31, 2010, also included an $11,413,000 warehouse acquisition in the U.S. under a build-to-suit lease arrangement and a $13,008,000 equipment acquisition in Singapore under a seller-financed purchase agreement.

Selected Quarterly Financial Data

(In thousands, except per share data)

Unaudited

	2012
Quarter	First	Second	Third	Fourth	Year
Net Sales	$465,269	$470,231	$440,978	$427,259	$1,803,737
Gross Profit	76,784	73,396	71,253	70,120	291,553
Interest, net	(2,604)	(2,086)	(2,684)	(2,225)	(9,599)
Income Before Income Taxes	32,720	31,518	30,235	21,249	115,722
Net Income	22,364	21,511	20,319	15,493	79,687
Net Income Attributable to Stepan Company	22,302	21,425	20,230	15,439	79,396
Per Diluted Share (a)	0.98	0.94	0.89	0.68	3.49

	2011
Quarter	First	Second	Third	Fourth	Year
Net Sales	$422,598	$476,989	$499,335	$444,170	$1,843,092
Gross Profit	61,786	69,585	64,080	60,112	255,553
Interest, net	(2,063)	(2,194)	(2,256)	(2,582)	(9,095)
Income Before Income Taxes	27,135	31,332	28,229	18,198	104,894
Net Income	18,816	21,006	19,231	13,549	72,602
Net Income Attributable to Stepan Company	18,761	20,867	19,169	13,179	71,976
Per Diluted Share (a)	0.84	0.93	0.85	0.58	3.21

(a)	Per share amounts reflect the effects of the two-for-one common stock split effective December 14, 2012.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  None

Item 9A.	Controls and Procedures

a.	Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures as of the end of the most recent fiscal quarter covered by this Form 10-K, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) were effective as of December 31, 2012.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment we believe that, as of December 31, 2012, the Company’s internal controls over financial reporting were effective based on those criteria.

The Company’s independent registered public accounting firm that audited the financial statements included in this Form 10-K has issued an attestation report on the Company’s internal control over financial reporting. This report follows:

c.	Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Stepan Company

Northfield, Illinois

We have audited the internal control over financial reporting of Stepan Company and subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2012 of the Company and our report dated February 27, 2013 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP

Chicago, Illinois
February 27, 2013

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

See Company’s Proxy Statement for Annual Meeting of Stockholders to be held April 30, 2013, for Directors of the Registrant, which is incorporated by reference herein.

(b)	Executive Officers

See Executive Officers of the Registrant in Part I above for the identification of the Executive Officers of the Registrant. See Company’s Proxy Statement for Annual Meeting of Stockholders to be held April 30, 2013, for other information on Executive Officers of the Registrant, which is incorporated by reference herein.

(c)	Audit Committee Financial Expert

See Company’s Proxy Statement for Annual Meeting of Stockholders to be held April 30, 2013, for Audit Committee Financial Expert, which is incorporated by reference herein.

(d)	Code of Conduct

See Company’s Proxy Statement for Annual Meeting of Stockholders to be held April 30, 2013, for Code of Conduct, which is incorporated by reference herein.

Item 11.	Executive Compensation

See Company’s Proxy Statement for Annual Meeting of Stockholders to be held April 30, 2013, for Compensation of Executive Officers and Directors, which is incorporated by reference herein.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

See Company’s Proxy Statement for Annual Meeting of Stockholders to be held April 30, 2013, for Security Ownership, which is incorporated by reference herein.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

See Company’s Proxy Statement for Annual Meeting of Stockholders to be held April 30, 2013, for Transactions with Related Persons, Promoters and Certain Control Persons and for Corporate Governance Principles and Board Matters, which are incorporated by reference herein.

Item 14.	Principal Accounting Fees and Services

See Company’s Proxy Statement for Annual Meeting of Stockholders to be held April 30, 2013, for Accounting and Auditing Matters, which is incorporated by reference herein.

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

February 27, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ F. Quinn Stepan F. Quinn Stepan	Chairman and Director	February 27, 2013

/s/ F. Quinn Stepan, Jr. F. Quinn Stepan, Jr.	President, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2013

/s/ James E. Hurlbutt James E. Hurlbutt	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2013

/s/ Michael R. Boyce Michael R. Boyce	Director	February 27, 2013

/s/ Randall S. Dearth Randall S. Dearth	Director	February 27, 2013

/s/ Joaquin Delgado Joaquin Delgado	Director	February 27, 2013

/s/ Gregory E. Lawton Gregory E. Lawton	Director	February 27, 2013

/s/ Edward J. Wehmer Edward J. Wehmer	Director	February 27, 2013

James E. Hurlbutt, pursuant to powers of attorney executed by each of the directors and officers listed above, does hereby execute this report on behalf of each of such directors and officers in the capacity in which the name of each appears above.

February 27, 2013	/s/ James E. Hurlbutt
James E. Hurlbutt

EXHIBIT INDEX

Exhibit No.	Description

(3)a	Copy of Restated Certificate of Incorporation of Stepan Company, filed April 5, 2011, with the State of Delaware. (Note 28)

(3)b	Copy of Amended and Restated Bylaws of Stepan Company (Amended as of February 8, 2011). (Note 26)

(4)a(1)	Copy of Certificate of Designation, Preferences and Rights of the 5 1/2% Convertible Preferred Stock, without Par Value and the Amended Certificate, dated August 12, 1992 and April 28, 1993. (Note 3)

(4)a(2)	Copy of Issuer Tender Offer Statement on Schedule 13E-4, dated August 13, 1992. (Note 2)

(4)a(3)	Copy of Amendment No. 1 to Schedule 13E-4 (see also (4)a(2) above), dated September 23, 1992. (Note 2)

(4)a(4)	Copy of the Company’s Form 8-A, dated August 13, 1992. (Note 2)

(10)a	Copy of Stepan Company Directors’ Deferred Compensation Plan amended and restated as of January 1, 2005. (Note 16)

(10)a(1)	Copy of the First Amendment of the Stepan Company Directors’ Deferred Compensation Plan. (Note 20)

(10)b	Copy of Management Incentive Plan (As Amended and Restated Effective January 1, 2010) (Note 21)

(10)c	Copy of Leveraged Employee Stock Ownership Plan. (Note 1)

(10)d	Copy of the Company’s 2000 Stock Option Plan. (Note 4)

(10)d(1)	Copy of the Amendment to Stepan Company 2000 Stock Option Plan. (Note 9)

(10)d(2)	Copy of Form of Incentive Stock Option Agreement under Stepan Company 2000 Option Plan. (Note 9)

(10)d(3)	Copy of Form of Non-Qualified Stock Option Agreement under Stepan Company 2000 Option Plan. (Note 9)

(10)d(4)	Copy of Form of Restricted Stock Agreement under 2000 Option Plan. (Note 13)

Exhibit No.	Description

(10)d(5)	Copy of the First Amendment of the Stepan Company 2000 Stock Option Plan. (Note 20)

(10)d(6)	Copy of the Second Amendment of the Stepan Company 2000 Stock Option Plan. (Note 35)

(10)d(7)	Copy of the Third Amendment of the Stepan Company 2000 Stock Option Plan. (Note 33)

(10)e

Copy of Settlement Agreement, which provided information with respect to the Company’s agreement with the United States regarding environmental remediation work to be completed at Stepan’s site in Maywood, New Jersey. (Note 8)

(10)f	Copy of Stepan Company 2006 Incentive Compensation Plan. (Note 14)

(10)f(1)	Copy of Form of Non-Employee Director Non-Qualified Stock Option Agreement under Stepan Company 2006 Incentive Compensation Plan. (Note 15)

(10)f(2)	Copy of Form of Incentive Stock Option Agreement under Stepan Company 2006 Incentive Compensation Plan. (Note 17)

(10)f(3)	Copy of Form of Non-Qualified Stock Option Agreement under Stepan Company 2006 Incentive Compensation Plan. (Note 17)

(10)f(4)	Copy of Form of Restricted Stock Agreement under Stepan Company 2006 Incentive Compensation Plan. (Note 17)

(10)f(5)	Copy of the First Amendment of the Stepan Company 2006 Incentive Compensation Plan. (Note 20)

(10)f(6)	Copy of the Second Amendment of the Stepan Company 2006 Incentive Compensation Plan. (Note 21)

(10)f(7)	Copy of the Third Amendment of the Stepan Company 2006 Incentive Compensation Plan. (Note 21)

(10)f(8)	Copy of the Fourth Amendment of the Stepan Company 2006 Incentive Compensation Plan. (Note 21)

(10)f(9)	Copy of the Fifth Amendment of the Stepan Company 2006 Incentive Compensation Plan. (Note 33)

Exhibit No.	Description

(10)g	Copy of Stepan Company 2011 Incentive Compensation Plan. (Note 27)

(10)g(1)	Copy of Form of Non-Qualified Stock Option Agreement under the Stepan Company 2011 Incentive Compensation Plan. (Note 29)

(10)g(2)	Copy of Form of Incentive Stock Option Agreement under the Stepan Company 2011 Incentive Compensation Plan. (Note 29)

(10)g(3)	Copy of Form of Performance Grant Agreement under the Stepan Company 2011 Incentive Compensation Plan. (Note 29)

(10)g(4)	Copy of Form of Non-Employee Director Non-Qualified Stock Option Agreement under the Stepan Company 2011 Incentive Compensation Plan. (Note 29)

(10)g(5)	Copy of Form of Stock Appreciation Rights Agreement under the Stepan Company 2011 Incentive Compensation Plan. (Note 32)

(10)h	Copy of the Performance Award Deferred Compensation Plan (Effective January 1, 2008). (Note 19)

(10)i	Copy of Term Credit Agreement, dated as of June 26, 2008, with JP Morgan Chase Bank, N.A., Bank of America, N.A., and The Northern Trust Company. (Note 18)

(10)i(1)	Copy of Amended and Restated Term Credit Agreement, dated August 27, 2010. (Note 24)

(10)j

Copy of Note Purchase Agreement, dated as of September 1, 2002, regarding 6.86% Senior Notes due September 1, 2015, with The Northwestern Mutual Life Insurance Company, Thrivent Financial for Lutherans, Connecticut General Life Insurance Company and MONY Life Insurance Company. (Note 5)

(10)k

Copy of Amended and Restated Note Agreement, dated as of December 1, 2002, regarding 6.59% Amended and Restated Senior Notes, due October 1, 2013 (amending Term Loan Agreement dated October 1, 1998, with the parties listed on Schedule I thereto. (Note 6)

(10)l	Copy of First Amendment, dated as of February 27, 2004, to Amended 1993 Note Agreement, Amended 1995 Note Agreement, Amended 1998 Note Agreement and 2002 Note Purchase Agreement. (Note 7)

Exhibit No.	Description

(10)l(1)	Copy of Second Amendment, dated as of May 3, 2004, to Amended 1993 Note Agreement, Amended 1995 Note Agreement, Amended 1998 Note Agreement and 2002 Note Purchase Agreement. (Note 10)

(10)l(2)	Copy of Third Amendment, dated as of December 28, 2010, to Amended 1998 Note Agreement and 2002 Note Purchase Agreement. (Note 25)

(10)m

Copy of Note Purchase Agreement, dated as of September 29, 2005, regarding 5.69% Senior Notes due November 1, 2016, with Connecticut General Life Insurance Company, Life Insurance Company of North America, MONY Life Insurance Company, AXA Equitable Life Insurance Company and Horizon Blue Cross Blue Shield of New Jersey. (Note 11)

(10)m(1)

Copy of First Supplement to Note Purchase Agreement (September 29, 2005), dated as of June 1, 2010, regarding 5.88% Senior Notes due June 1, 2022, with The Prudential Insurance Company of America, Prudential Retirement Insurance and Annuity Company, Forethought Life Insurance Company, AXA Equitable Life Insurance Company, Connecticut General Life Insurance Company and Life Insurance Company of North America. (Note 23)

(10)m(2)	Copy of First Amendment, dated as of October 25, 2011, to Note Purchase Agreement dated as of September 29, 2005. (Note 30)

(10)m(3)	Copy of Second Supplement to Note Purchase Agreement (September 29, 2005), dated as of November 1, 2011, regarding 4.86% Senior Notes due November 1, 2023. (Note 31)

(10)n	Copy of Credit Agreement, dated as of August 27, 2010, with JP Morgan Chase Bank, N.A., Bank of America, N.A. and The Northern Trust Company. (Note 24)

(10)o	Copy of the Credit Agreement, dated as of September 20 , 2012, with JP Morgan Chase Bank, N.A. as Administrative Agent. (Note 34)

(21)	Subsidiaries of Registrant at December 31, 2011.

(23)	Consent of Independent Registered Public Accounting Firm.

(24)	Power of Attorney.

(31.1)	Certification of President and Chief Executive Officer.

(31.2)	Certification of Vice President and Chief Financial Officer (Principal Financial Officer).

Exhibit No.	Description

(32)

Certification of President and Chief Executive Officer (Principal Executive Officer) and Vice President and Chief Financial Officer (Principal Financial Officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101.INS)	XBRL Instance Document

(101.SCH)	XBRL Taxonomy Extension Schema Document

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document

(101.DEF)	XBRL Taxonomy Extension Definition Document

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document

Notes to Exhibit Index

Note No.

1.	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1989 (File No. 1-4462), and incorporated herein by reference.

2.	Filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1992 (File No. 1-4462), and incorporated herein by reference.

3.	Filed with the Company’s Current Report on Form 8-K filed on April 28, 1993 (File No. 1-4462), and incorporated herein by reference.

4.	Filed with the Company’s Proxy Statement on Schedule 14A filed on March 30, 2000 (File No. 1-4462), and incorporated herein by reference.

5.	Filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 1-4462), and incorporated herein by reference.

6.	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-4462), and incorporated herein by reference.

7.	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-4462), and incorporated herein by reference.

8.	Filed with the Company’s Current Report on Form 8-K filed on November 18, 2004 (File No. 1-4462), and incorporated herein by reference.

9.	Filed with the Company’s Current Report on Form 8-K filed on December 23, 2004 (File No. 1-4462), and incorporated herein by reference.

10.	Filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 1-4462), and incorporated herein by reference.

11.	Filed with the Company’s Current report on Form 8-K filed on October 3, 2005 (File No. 1-4462), and incorporated herein by reference.

12.	Filed with the Company’s Current Report on Form 8-K filed on December 28, 2005 (File No. 1-4462), and incorporated herein by reference.

13.	Filed with the Company’s Current Report on Form 8-K filed on February 21, 2006 (File No. 1-4462), and incorporated herein by reference.

14.	Filed with the Company’s Proxy Statement on Schedule 14A filed on March 23, 2006 (File No. 1-4462), and incorporated herein by reference.

Note No.

15.	Filed with the Company’s Current Report on Form 8-K filed on April 27, 2006 (File No. 1-4462), and incorporated herein by reference.

16.	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-4462), and incorporated herein by reference.

17.	Filed with the Company’s Current Report on Form 8-K filed on February 16, 2007 (File No.1-4462), and incorporated herein by reference.

18.	Filed with the Company’s Current Report on Form 8-K filed on July 1, 2008, and incorporated herein by reference.

19.	Filed with the Company’s Current Report on Form 8-K filed on October 24, 2008, and incorporated herein by reference.

20.	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

21.	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, and incorporated herein by reference.

22.	Filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, and incorporated herein by reference.

23.	Filed with the Company’s Current Report on Form 8-K filed on June 3, 2010, and incorporated herein by reference.

24.	Filed with the Company’s Current Report on Form 8-K filed on September 2, 2010, and incorporated herein by reference.

25.	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, and incorporated herein by reference.

26.	Filed with the Company’s Current Report on Form 8-K filed on February 14, 2011, and incorporated herein by reference.

27.	Filed with the Company’s Definitive Proxy Statement on Schedule 14A filed on March 31, 2011, and incorporated herein by reference.

28.	Filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, and incorporated herein by reference.

29.	Filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, and incorporated herein by reference.

Note No.

30.	Filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, and incorporated herein by reference.

31.	Filed with the Company’s Current Report on Form 8-K filed on November 1, 2011, and incorporated herein by reference.

32.	Filed with the Company’s Current Report on Form 8-K filed on February 16, 2012, and incorporated herein by reference.

33.	Filed with the Company’s quarterly Report on Form 10-Q for the quarter ended March 31, 2012, and incorporated herein by reference.

34.	Filed with the Company’s Current Report on Form 8-K filed on September 25, 2012, and incorporated herein by reference.

35.	Filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, and incorporated herein by reference.