Form 10-K/A
period 2012-12-31
STEPAN CO
filed 2013-03-12
CIK 94049

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act    Yes  ☒    No  ☐

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

Aggregate market value at June 30, 2012, of voting and non-voting common stock held by nonaffiliates of the registrant: $812,371,804*

Number of shares outstanding of each of the registrant’s classes of common stock as of January 31, 2013:

Class	Outstanding at January 31, 2013
Common Stock, $1 par value	21,965,972

Documents Incorporated by Reference

Part of Form 10-K	Document Incorporated
Part III, Items 10-14	Portions of the Proxy Statement for Annual
Meeting of Stockholders to be held
April 30, 2013.

*	Based on reported ownership by all directors, officers and beneficial owners of more than 5% of registrant’s voting stock. However, this determination does not constitute an admission of affiliate status for any of these holders.

EXPLANATORY NOTE

Stepan Company (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) for the sole purpose of correcting a typographical error in the 2012 ‘Per Diluted Share’ row included in the Selected Financial Data table of Item 6 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as filed with the U.S. Securities and Exchange Commission on February 27, 2013 (the “Original Filing”). The ‘Per Diluted Share’ amount reported for 2012 in the Selected Financial Data table of the Original Filing was inadvertently reported as $3.71. The correct amount of $3.49 has been corrected herein. Except as described above, no other amendments are being made to the Original Filing. This Amendment does not modify or update in any way the disclosures contained in the Original Filing.

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

The corrected Selected Financial Data table is included below:

Item 6. Selected Financial Data

(In thousands, except per share data)

For the Year	2012	2011	2010	2009	2008
Net Sales	$1,803,737	$1,843,092	$1,431,122	$1,276,382	$1,600,130
Operating Income	128,716	118,456	107,897	104,888	70,680
Percent of Net Sales	7.1%	6.4%	7.5%	8.2%	4.4%
Income Before Provision for Income
Taxes	115,722	104,894	101,479	97,131	54,878
Percent of Net Sales	6.4%	5.7%	7.1%	7.6%	3.4%
Provision for Income Taxes	36,035	32,292	35,888	34,028	17,615
Net Income Attributable to Stepan Company	79,396	71,976	65,427	63,049	37,172
Per Diluted Share (a) (b)	3.49	3.21	2.95	2.92	1.76
Percent of Net Sales	4.4%	3.9%	4.6%	4.9%	2.3%
Percent to Total Stepan Company Stockholders’ Equity (c)	18.0%	19.2%	20.5%	25.3%	17.9%
Cash Dividends Paid	12,757	11,513	10,570	9,557	8,863
Per Common Share (a)	0.5800	0.5300	0.4900	0.4500	0.4250
Depreciation and Amortization	51,294	47,099	40,351	37,171	36,928
Capital Expenditures	83,159	83,166	73,748	42,631	49,778
Weighted-average Common Shares Outstanding (Diluted) (a)	22,730	22,440	22,180	21,592	21,098

As of Year End
Working Capital	$275,911	$246,516	$222,199	$186,297	$116,288
Current Ratio	2.1	2.1	2.1	2.1	1.5
Property, Plant and Equipment, net	422,022	383,983	353,585	248,618	238,166
Total Assets	985,478	901,118	811,431	634,203	611,897
Long-term Debt Obligations, Less Current Maturities	149,564	164,967	159,963	93,911	104,725
Total Stepan Company Stockholders’ Equity	478,985	401,211	349,491	289,285	208,144

(a)	Reflects the two-for-one common stock split that was effective December 14, 2012.
(b)	Based on weighted-average number of common shares outstanding during the year.
(c)	Based on average equity.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEPAN COMPANY

By:	/s/ James E. Hurlbutt
James E. Hurlbutt
Vice President and Chief Financial Officer

March 12, 2013

EXHIBIT INDEX

(31.1)	Certification of President and Chief Executive Officer

(31.2)	Certification of Vice President and Chief Financial Officer (Principal Financial Officer)

(32)	Certification of President and Chief Executive Officer (Principal Executive Officer) and Vice President and Chief Financial Officer (Principal Financial Officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002