Form 10-Q
period 2013-03-31
STEPAN CO
filed 2013-05-02
CIK 94049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 29, 2013
Common Stock, $1 par value	22,090,909 Shares

Part I FINANCIAL INFORMATION

Item 1 — Financial Statements

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Unaudited

	Three Months Ended March 31
(In thousands, except per share amounts)	2013	2012
Net Sales	$456,546	$465,269
Cost of Sales	383,846	388,485

Gross Profit	72,700	76,784
Operating Expenses:
Selling	13,728	13,651
Administrative	19,351	16,952
Research, development and technical services	11,327	10,781

	44,406	41,384

Operating Income	28,294	35,400
Other Income (Expense):
Interest, net	(2,179)	(2,604)
Loss from equity in joint ventures	(1,413)	(1,141)
Other, net (Note 13)	571	1,065

	(3,021)	(2,680)

Income Before Provision for Income Taxes	25,273	32,720
Provision for Income Taxes	6,276	10,356

Net Income	18,997	22,364

Net (Income) Loss Attributable to Noncontrolling Interests (Note 2)	37	(62)

Net Income Attributable to Stepan Company	$19,034	$22,302

Net Income Per Common Share Attributable to Stepan Company (Note 9):
Basic	$0.85	$1.05

Diluted	$0.83	$0.98

Shares Used to Compute Net Income Per Common Share Attributable to Stepan Company (Note 9):
Basic	22,464	21,022

Diluted	22,887	22,642

Dividends Declared Per Common Share	$0.16	$0.14

All share and per share data reflect the effects of the two-for-one common stock split that was effective December 14, 2012.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited

	Three Months Ended March 31
(In thousands)	2013	2012
Net income	$18,997	$22,364
Other comprehensive income (loss):
Foreign currency translation adjustments (Note 10)	(4,416)	8,534
Pension liability adjustment, net of tax (Note 10)	863	582
Derivative instrument activity, net of tax (Note 10)	(12)	107

Other comprehensive income (loss)	(3,565)	9,223

Comprehensive income	15,432	31,587
Comprehensive (income) loss attributable to noncontrolling interests (Note 2)	35	(137)

Comprehensive income attributable to Stepan Company	$15,467	$31,450

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(In thousands)	March 31, 2013	December 31, 2012
Assets
Current Assets:
Cash and cash equivalents	$54,770	$76,875
Receivables, net	281,480	255,858
Inventories (Note 6)	177,379	162,013
Deferred income taxes	9,738	9,876
Other current assets	19,662	18,456

Total current assets	543,029	523,078

Property, Plant and Equipment:
Cost	1,210,078	1,200,355
Less: accumulated depreciation	786,488	778,333

Property, plant and equipment, net	423,590	422,022

Goodwill, net	7,137	7,199
Other intangible assets, net	8,183	8,778
Long-term investments (Note 3)	15,425	14,093
Other non-current assets	9,762	10,308

Total assets	$1,007,126	$985,478

Liabilities and Equity
Current Liabilities:
Current maturities of long-term debt (Note 12)	44,044	$32,838
Accounts payable	150,727	141,668
Accrued liabilities	57,413	72,661

Total current liabilities	252,184	247,167

Deferred income taxes	7,300	9,200

Long-term debt, less current maturities (Note 12)	149,872	149,564

Other non-current liabilities	102,881	98,667

Commitments and Contingencies (Note 7)
Equity:
5-1/2% convertible preferred stock, cumulative, voting, without par value; authorized 2,000,000 shares; issued and outstanding 61,935 shares in 2013 and 2012	1,548	1,548
Common stock, $1 par value; authorized 30,000,000 shares; Issued 25,277,548 shares in 2013 and 25,141,610 shares in 2012	25,278	25,142
Additional paid-in capital	127,959	125,003
Accumulated other comprehensive loss (Note 10)	(41,817)	(38,250)
Retained earnings	435,964	420,472
Less: Common treasury stock, at cost, 3,188,039 shares in 2013 and 3,175,638 shares in 2012	(55,903)	(54,930)

Total Stepan Company stockholders’ equity	493,029	478,985

Noncontrolling interests (Note 2)	1,860	1,895

Total equity	494,889	480,880

Total liabilities and equity	$1,007,126	$985,478

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Three Months Ended March 31
(In thousands)	2013	2012
Cash Flows From Operating Activities
Net income	$18,997	$22,364
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,419	12,226
Deferred compensation	4,933	3,499
Realized and unrealized gain on long-term investments	(898)	(1,446)
Stock-based compensation	(219)	628
Deferred income taxes	(2,524)	(814)
Other non-cash items	1,708	916
Changes in assets and liabilities:
Receivables, net	(31,815)	(23,346)
Inventories	(16,488)	(23,222)
Other current assets	(1,097)	(1,691)
Accounts payable and accrued liabilities	5,460	18,054
Pension liabilities	456	(693)
Environmental and legal liabilities	(28)	376
Deferred revenues	(101)	(292)
Excess tax benefit from stock options and awards	(1,705)	(1,878)

Net Cash Provided By (Used In) Operating Activities	(9,902)	4,681

Cash Flows From Investing Activities
Expenditures for property, plant and equipment	(20,980)	(21,322)
Sale of mutual funds	390	535
Other, net	(2,322)	(1,582)

Net Cash Used In Investing Activities	(22,912)	(22,369)

Cash Flows From Financing Activities
Revolving debt and bank overdrafts, net	17,542	1,974
Other debt repayments	(5,190)	(1,458)
Dividends paid	(3,542)	(3,072)
Company stock repurchased	—	(500)
Stock option exercises	1,875	1,896
Excess tax benefit from stock options and awards	1,705	1,878
Payment to noncontrolling interest (Note 14)	—	(2,000)
Other, net	(1,059)	(1,258)

Net Cash Provided By (Used In) Financing Activities	11,331	(2,540)

Effect of Exchange Rate Changes on Cash	(622)	775

Net Decrease in Cash and Cash Equivalents	(22,105)	(19,453)
Cash and Cash Equivalents at Beginning of Period	76,875	84,099

Cash and Cash Equivalents at End of Period	$54,770	$64,646

Supplemental Cash Flow Information
Cash payments of income taxes, net of refunds	$2,999	$3,635

Cash payments of interest	$652	$912

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

Unaudited

1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements included herein have been prepared by Stepan Company (Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate and make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company’s financial position as of March 31, 2013, and its results of operations and cash flows for the three months ended March 31, 2013 and 2012, have been included. These financial statements and related footnotes should be read in conjunction with the financial statements and related footnotes included in the Company’s 2012 Form 10-K.

2.	RECONCILIATIONS OF EQUITY

Below are reconciliations of total equity, Company equity and equity attributable to noncontrolling interests for the three months ended March 31, 2013 and 2012:

(In thousands)	Total Equity	Stepan Company Equity	Noncontrolling Interests’ Equity (3)
Balance at January 1, 2013	$480,880	$478,985	$1,895
Net income	18,997	19,034	(37)
Dividends	(3,542)	(3,542)	—
Common stock purchases (1)	(1,059)	(1,059)	—
Stock option exercises	1,875	1,875	—
Defined benefit pension adjustments, net of tax	863	863	—
Translation adjustments	(4,416)	(4,418)	2
Derivative instrument activity, net of tax	(12)	(12)	—
Other (2)	1,303	1,303	—

Balance at March 31, 2013	$494,889	$493,029	$1,860

(In thousands)	Total Equity	Stepan Company Equity	Noncontrolling Interests’ Equity (3)
Balance at January 1, 2012	$405,465	$401,211	$4,254
Net income	22,364	22,302	62
Purchase of remaining interest in Stepan Philippines, Inc. from noncontrolling interest	(2,000)	748	(2,748)
Dividends	(3,072)	(3,072)	—
Common stock purchases (1)	(1,761)	(1,761)	—
Stock option exercises	1,896	1,896	—
Defined benefit pension adjustments, net of tax	582	582	—
Translation adjustments	8,534	8,459	75
Derivative instrument activity, net of tax	107	107	—
Other (2)	2,567	2,567	—

Balance at March 31, 2012	$434,682	$433,039	$1,643

(1)

Includes the value of Company shares purchased in the open market and the value of Company common shares tendered by employees to settle minimum statutory withholding taxes related to the receipt of performance awards and deferred compensation distributions.

(2)	Primarily comprised of activity related to stock-based compensation, deferred compensation and excess tax benefits.
(3)	2013 includes noncontrolling interest in the Company’s China joint venture. 2012 includes noncontrolling interests in the Company’s China and Philippines joint ventures.

3.	FINANCIAL INSTRUMENTS

The following describe the financial instruments held by the Company at March 31, 2013, and December 31, 2012, and the methods and assumptions used to estimate the instruments’ fair values:

Cash and cash equivalents

Carrying value approximates fair value because of the short maturity of the instruments.

Derivative assets and liabilities

Derivative assets and liabilities included the foreign currency exchange and interest rate contracts discussed in Note 4. Fair value and carrying value were the same because the contracts were recorded at fair value. The fair values of the foreign currency contracts were calculated as the difference between the applicable forward foreign exchange rates at the reporting date and the contracted foreign exchange rates multiplied by the contracted notional amounts. The fair values of the interest rate swaps were calculated as the difference between the contracted swap rate and the current market replacement swap rate multiplied by the present value of one basis point for the notional amount of the contract. See the tables that follow these financial instrument descriptions for the reported fair values of derivative assets and liabilities.

Long-term investments

Long-term investments included the mutual fund assets the Company held at the reporting dates to fund a portion of its deferred compensation liabilities and all of its non-qualified supplemental executive defined contribution obligations (see the defined contribution plans section of Note 8). Fair value and carrying value were the same because the mutual fund assets were recorded at fair value in accordance with the fair value option rules set forth in the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 825, Financial Instruments. Fair values for the mutual funds were calculated using the published market price per unit at the reporting date multiplied by the number of units held at the reporting date. See the tables that follow these financial instrument descriptions for the reported fair value of long-term investments.

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

At March 31, 2013, and December 31, 2012, the fair value of debt and the related carrying values, including current maturities, were as follows:

(In thousands)	March 31, 2013	December 31, 2012
Fair value	$207,004	$194,620
Carrying value	193,916	182,402

The following tables present financial assets and liabilities measured on a recurring basis at fair value as of March 31, 2013, and December 31, 2012, and the level within the fair value hierarchy in which the fair value measurements fall:

(In thousands)	March 2013	Level 1	Level 2	Level 3
Mutual fund assets	$15,425	$15,425	$—	$—
Derivative assets:
Foreign currency contracts	10	—	10	—

Total assets at fair value	$15,435	$15,425	$10	$—

Derivative liabilities:
Foreign currency contracts	$15	$—	$15	$—
Interest rate contracts	43	—	43	—

Total liabilities at fair value	$58	$—	$58	$—

(In thousands)	December 2012	Level 1	Level 2	Level 3
Mutual fund assets	$14,093	$14,093	$—	$—
Derivative assets:
Foreign currency contracts	67	—	67	—

Total assets at fair value	$14,160	$14,093	$67	$—

Derivative liabilities :
Foreign currency contracts	$2	$—	$2	$—
Interest rate contracts	57	—	57	—

Total liabilities at fair value	$59	$—	$59	$—

4.	DERIVATIVE INSTRUMENTS

The Company is exposed to certain risks relating to its ongoing business operations. The primary risk managed by the use of derivative instruments is foreign currency exchange risk. The Company holds forward foreign currency exchange contracts that are not designated as any type of accounting hedge as defined by U.S. generally accepted accounting principles (although they are effectively economic hedges). The Company uses these contracts to manage its exposure to exchange rate fluctuations on certain Company subsidiary accounts receivable, accounts payable and other obligation balances that are denominated in currencies other than the entities’ functional currencies. The forward foreign exchange contracts are recognized on the balance sheet as either an asset or a liability measured at fair value. Gains and losses arising from recording the foreign exchange contracts at fair value are reported in earnings as offsets to the losses and gains reported in earnings arising from the re-measurement of the receivable and payable balances into the applicable functional currencies. At March 31, 2013, and December 31, 2012, the Company had open forward foreign currency exchange contracts, with settlement dates of about one month, to buy or sell foreign currencies with U.S. dollar equivalent amounts of $18,099,000 and $16,258,000, respectively.

The Company also holds forward foreign currency exchange contracts that are designated as a cash flow hedge. The Company uses these contracts to manage the risks and related cash flow variability resulting from exposure to exchange rate fluctuations on forecasted progress payments related to a construction project undertaken in Singapore. The progress payments are denominated in a currency other than the Singapore location’s functional currency. The Company expects to complete its hedging activity for the progress payments by the end of the second quarter of 2013. The forward foreign exchange contracts are recognized on the balance sheet as either an asset or a liability measured at fair value. Period-to-period changes in the fair value of the hedging instruments are recognized as gains or losses in other comprehensive income, to the extent effective. Once the constructed asset is complete and placed into service, the accumulated gains or losses will be reclassified out of accumulated other comprehensive income (AOCI) into earnings in the periods over which the asset is being depreciated. The amount in AOCI at March 31, 2013, that is expected to be reclassified into earnings in the next 12 months is insignificant. The Company had open forward foreign currency exchange contracts designated as cash flow hedges with U.S. dollar equivalent amounts of $1,177,000 and $1,197,000 at March 31, 2013, and December 31, 2012, respectively.

The Company is exposed to volatility in short-term interest rates and mitigates certain portions of that risk by using interest rate swaps. The interest rate swaps are recognized on the balance sheet as either an asset or a liability measured at fair value. The Company held interest rate swap contracts with notional values of $2,693,000 at March 31, 2013, and $2,969,000 at December 31, 2012, which were designated as cash flow hedges. Period-to-period changes in the fair value of interest rate swap contracts are recognized as gains or losses in other comprehensive income, to the extent effective. As each interest rate swap hedge contract is settled, the corresponding gain or loss is reclassified out of AOCI into earnings in that settlement period. The latest date through which the Company expects to hedge its exposure to the volatility of short-term interest rates is March 31, 2015.

The fair values of the derivative instruments held by the Company on March 31, 2013, and December 31, 2012, and derivative instrument gains and losses were immaterial. For amounts reclassified out of AOCI into earnings for the three month periods ended March 31, 2013 and 2012, see Note 10.

5.	STOCK-BASED COMPENSATION

On March 31, 2013, the Company had stock options outstanding under its 2000 Stock Option Plan, stock options and stock awards outstanding under its 2006 Incentive Compensation Plan and stock options, stock awards and stock appreciation rights (SARs) outstanding under its 2011 Incentive Compensation Plan.

Compensation (income)/expense recorded for all stock options, stock awards and SARs was as follows:

	Three Months Ended March 31
(In thousands)	2013	2012
	$(219)	$628

Compensation income in the first quarter 2013 resulted from management’s assessment that the profitability targets for the performance stock awards that vest on December 31, 2013, would not be achieved.

Unrecognized compensation costs for stock options, stock awards and SARs were as follows:

(In thousands)	March 31, 2013	December 31, 2012
Stock options	$1,455	$627
Stock awards	2,749	1,669
SARs	2,414	815

The increases in unrecognized compensation costs for stock options, stock awards and SARs reflected the first quarter 2013 grants of:

Shares
Stock options	50,087
Stock awards	46,131
SARs	88,548

The unrecognized compensation costs at March 31, 2013, are expected to be recognized over weighted-average periods of 1.60 years, 2.50 years and 1.60 years for stock options, stock awards and SARs, respectively.

6.	INVENTORIES

The composition of inventories was as follows:

(In thousands)	March 31, 2013	December 31, 2012
Finished products	$118,149	$113,589
Raw materials	59,230	48,424

Total inventories	$177,379	$162,013

Inventories are primarily priced using the last-in, first-out inventory valuation method. If the first-in, first-out inventory valuation method had been used for all inventories, inventory balances would have been approximately $33,953,000 and $33,868,000 higher than reported at March 31, 2013, and December 31, 2012, respectively.

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

At March 31, 2013, the Company has estimated a range of possible environmental and legal losses of $10.2 million to $29.0 million. At March 31, 2013, and December 31, 2012, the Company’s accrued liability for such losses, which represented the Company’s best estimate within the estimated range of possible environmental and legal losses, was $15.3 million and $15.4 million, respectively. During the first three months of 2013 cash outlays related to legal and environmental matters approximated $0.6 million compared to $0.8 million in the first three months of 2012.

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

Following are summaries of the material contingencies at March 31, 2013:

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

Wilmington Site

The Company is currently contractually obligated to contribute to the response costs associated with the Company’s formerly-owned site at 51 Eames Street, Wilmington, Massachusetts. Remediation at this site is being managed by its current owner to whom the Company sold the property in 1980. Under the agreement, once total site remediation costs exceed certain levels, the Company is obligated to contribute up to five percent of future response costs associated with this site with no limitation on the ultimate amount of contributions. To date, the Company has paid the current owner $2.1 million for the Company’s portion of environmental response costs through the fourth quarter of 2012 (the current owner of the site bills the Company one calendar quarter in arrears). The Company has recorded a liability for its portion of the estimated remediation costs for the site. Depending on the ultimate cost of the remediation at this site, the amount for which the Company is liable could differ from the current estimates.

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

Components of Net Periodic Benefit Cost

	UNITED STATES		UNITED KINGDOM
	Three Months Ended March 31		Three Months Ended March 31
(In thousands)	2013	2012	2013	2012
Interest cost	$1,607	$1,736	$223	$209
Expected return on plan assets	(2,202)	(2,102)	(234)	(220)
Amortization of net actuarial loss	1,306	931	71	11

Net periodic benefit cost	$711	$565	$60	$—

Employer Contributions

U.S. Plans

Due to a reduced minimum funding requirement precipitated by the Pension Funding Stabilization provision of the MAP-21 Act (Moving Ahead for Progress in the 21st Century Act) placed into law in 2012, the Company does not expect to make contributions to its funded U.S. qualified defined benefit pension plans in 2013. The Company expects to pay $174,000 in 2013 related to its unfunded non-qualified plans. As of March 31, 2013, $107,000 had been paid related to the non-qualified plans.

U.K. Plan

The Company’s United Kingdom subsidiary expects to contribute approximately $986,000 to its defined benefit pension plan in 2013. As of March 31, 2013, $279,000 had been contributed to the plan.

Defined Contribution Plans

The Company sponsors retirement savings defined contribution plans that cover U.S. and U.K. employees. The Company also sponsors a qualified profit sharing plan for its U.S. employees. The retirement savings and profit sharing defined contribution plans include a qualified plan and a non-qualified supplemental executive plan.

Defined contribution plan expenses for the Company’s retirement savings plan were $1,077,000 for the three months ended March 31, 2013, compared to $1,054,000 for three months ended March 31, 2012.

Expenses related to the Company’s profit sharing plan were $1,325,000 and $1,529,000, for the three months ended March 31, 2013 and 2012, respectively.

The Company funds the obligations of its non-qualified supplemental executive defined contribution plans (supplemental plans) through a rabbi trust. The trust comprises various mutual fund investments selected by the participants of the supplemental plans. In accordance with the accounting guidance for rabbi trust arrangements, the assets of the trust and the obligations of the supplemental plans are reported on the Company’s consolidated balance sheets. The Company elected the fair value option for the mutual fund investment assets so that offsetting changes in the mutual fund values and defined contribution plan obligations would be recorded in earnings in the same period. Therefore, the mutual funds are reported at fair value with any subsequent changes in fair value recorded in the statements of income. The liabilities related to the supplemental plans increase (i.e., supplemental plan expense is recognized) when the value of the trust assets appreciates and decrease when the value of the trust assets declines (i.e., supplemental plan income is recognized). At March 31, 2013, the balance of the trust assets was $1,694,000, which equaled the balance of the supplemental plan liabilities (see the long-term investments section in Note 3 for further information regarding the Company’s mutual fund assets).

9.	EARNINGS PER SHARE

Below are the computations of basic and diluted earnings per share for the three months ended March 31, 2013 and 2012. All share and per share data reflect the effects of the two-for-one common stock split that was effective December 14, 2012.

	Three Months Ended March 31
(In thousands, except per share amounts)	2013	2012
Computation of Basic Earnings per Share
Net income attributable to Stepan Company	$19,034	$22,302
Deduct dividends on preferred stock	21	178

Income applicable to common stock	$19,013	$22,124
Weighted-average number of shares outstanding	22,464	21,022

Basic earnings per share	$0.85	$1.05

Computation of Diluted Earnings per Share
Net income attributable to Stepan Company	$19,034	$22,302
Weighted-average number of shares outstanding	22,464	21,022
Add weighted-average net shares issuable from assumed exercise of options (under treasury stock method) (1)	275	430
Add weighted-average net shares related to unvested stock awards (under treasury stock method)	7	6
Add weighted-average shares issuable from assumed conversion of convertible preferred stock	141	1,184

Weighted-average shares applicable to diluted earnings	22,887	22,642

Diluted earnings per share	$0.83	$0.98

(1)

Options to purchase 49,776 and 65,264 shares of Company common stock were excluded from the computation of diluted earnings per share for the three months ended March 31, 2013 and March 31, 2012, respectively. The options’ exercise prices were greater than the average market price for the common stock and their effect would have been antidilutive.

10.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in the Company’s accumulated other comprehensive income (loss) (AOCI) by component (net of income taxes) for the three month period ended March 31, 2013, are presented below:

(In thousands)	Foreign Currency Translation Adjustments	Defined Benefit Pension Plan Adjustments	Cash Flow Hedge Adjustments	Total
Balance at December 31, 2012	$(2,886)	$(35,498)	$134	$(38,250)
Other comprehensive income before reclassifications	(4,418)	—	(21)	(4,439)
Amounts reclassified from AOCI	—	863	9	872

Net current-period other comprehensive income	(4,418)	863	(12)	(3,567)

Balance at March 31, 2013	$(7,304)	$(34,635)	$122	$(41,817)

Information regarding the reclassifications out of AOCI for the three month periods ended March 31, 2013 and 2012, is displayed below:

(In thousands)	Amount Reclassified from AOCI (a)		Affected Line Item in Consolidated Statements of Income
AOCI Components	2013	2012
Amortization of defined benefit pension actuarial losses	$(1,377)	$(942)	(b)
	514	360	Tax (expense) or benefit

	$(863)	$(582)	Net of tax

Gains and losses on cash flow hedges:
Interest rate contracts	$(10)	$(2)	Interest, net
Foreign exchange contracts	(3)	—	Cost of sales

	(13)	(2)	Total before tax
	4	—	Tax (expense) or benefit

	$(9)	$(2)	Net of tax

Total reclassifications for the period	$(872)	$(584)	Net of tax

(a)	Amounts in parentheses denote expense to statement of income.
(b)	This component of accumulated other comprehensive income is included in the computation of net periodic benefit cost (see Note 8 for additional details).

11.	SEGMENT REPORTING

The Company has three reportable segments: surfactants, polymers and specialty products. Segment operating results for the three months ended March 31, 2013 and 2012, are summarized below:

(In thousands)	Surfactants	Polymers	Specialty Products	Segment Totals
For the three months ended March 31, 2013
Net sales	$339,973	$95,998	$20,575	$456,546
Operating income	29,652	10,764	2,832	43,248
For the three months ended March 31, 2012
Net sales	$347,156	$96,749	$21,364	$465,269
Operating income	32,992	11,751	3,895	48,638

Below are reconciliations of segment operating income to consolidated income before income taxes:

	Three Months Ended March 31
(In thousands)	2013	2012
Operating income segment totals	$43,248	$48,638
Unallocated corporate expenses (a)	(14,954)	(13,238)

Total operating income	28,294	35,400
Interest expense, net	(2,179)	(2,604)
Loss from equity in joint ventures	(1,413)	(1,141)
Other, net	571	1,065

Consolidated income before income taxes	$25,273	$32,720

(a)

Unallocated corporate expenses primarily comprise corporate administrative expenses (e.g., corporate finance, legal, human resources, information systems and deferred compensation) that are not included in segment operating income and not used to evaluate segment performance.

12.	DEBT

At March 31, 2013, and December 31, 2012, debt comprised the following:

(In thousands)	Maturity Dates	March 31, 2013	December 31, 2012
Unsecured private placement notes
4.86%	2017-2023	$65,000	$65,000
5.88%	2016-2022	40,000	40,000
5.69%	2013-2018	34,286	34,286
6.86%	2013-2015	12,856	12,856
Unsecured U.S. bank debt	2017	2,600	—
Debt of foreign subsidiaries
Secured bank term loans, foreign currency	2013-2016	7,694	9,531
Secured bank term loan, U.S. dollars	—	—	3,500
Unsecured bank debt, U.S. dollars	2014	3,706	—
Unsecured bank debt, foreign currency	2014	1,507	—
Other loans, foreign currency	2013-2015	26,267	17,229

Total debt		$193,916	$182,402
Less current maturities		44,044	32,838

Long-term debt		$149,872	$149,564

The Company has a committed $125,000,000 multi-currency revolving credit agreement that expires in September 2017. The Company maintains standby letters of credit under its workers’ compensation insurance agreements and for other purposes, as needed from time to time, which are issued under the revolving credit agreement. As of March 31, 2013, the Company had outstanding letters of credit totaling $2,877,000 and outstanding debt totaling $2,600,000 under this agreement. There was $119,523,000 available under the revolving credit agreement as of March 31, 2013.

The various loan agreements contain provisions, which, among others, require maintenance of certain financial ratios and place limitations on additional debt, investments and payment of dividends. Based on the loan agreement provisions that place limitations on dividend payments, unrestricted retained earnings (i.e., retained earnings available for dividend distribution) were $125,422,000 and $114,204,000 at March 31, 2013, and December 31, 2012, respectively.

13.	OTHER, NET

Other, net in the consolidated statements of income included the following:

	Three Months Ended March 31
(In thousands)	2013	2012
Foreign exchange loss	$(411)	$(385)
Investment income	84	4
Realized and unrealized gain on investments	898	1,446

Other, net	$571	$1,065

14.	PURCHASE OF THE REMAINING INTEREST IN STEPAN PHILIPPINES INC.

On March 22, 2012, the Company purchased the remaining interest in Stepan Philippines, Inc. (SPI) for $2,000,000 of cash, increasing the Company’s ownership share from 88.8 percent to 100 percent. As a result of this transaction, the Company’s equity (additional paid-in capital) increased by $551,000. In addition, $197,000 of cumulative translation adjustments (gains) that previously had been allocated to the noncontrolling interest was reclassified to the Company’s AOCI.

15.	SUBSEQUENT EVENT

In April 2013, the Company reached an agreement to acquire the North American Polyester Resins business from Bayer Material Science. The acquisition is to include a 21,000-ton production facility in Columbus, Georgia. The facility also houses a modern research and development laboratory for customer technical support and new product development. The acquisition is expected to diversify the Company’s polyol product offering and accelerate Company growth in CASE (coatings, adhesives, sealants and elastomers) and PUSH (polyurethane systems house) applications. The business to be acquired, which will become a part of the Company’s polymer segment, has annual sales of approximately $64 million. The closing date of the transaction is expected to occur in June 2013. Based on the range for the expected purchase price, the Company believes it has sufficient cash available on hand and through its committed revolving credit agreement to fund the acquisition.

16.	RECENT ACCOUNTING PRONOUNCEMENTS

In December 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-11, Disclosures about Offsetting Assets and Liabilities. Also, in January 2013, the FASB issued ASU No. 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. These updates create new disclosure requirements about the nature of an entity’s rights of setoff and related arrangements associated with its derivatives, repurchase agreements and securities lending transactions. Entities are required to apply the new disclosure requirements for annual and interim reporting periods beginning on or after January 1, 2013. Retrospective application is required. Adoption of the new requirements did not have an effect on the Company’s financial position, results of operations or cash flows. In addition, because the Company does not have arrangements where rights of offset exist, adoption of the standard did not have an effect on Company disclosures.

In July 2012, the FASB issued ASU No. 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. The amendments in this update aim to simplify the impairment test for indefinite-lived intangible assets by permitting an entity the option to assess qualitative factors to determine whether it is more likely than not (defined as having a likelihood of more than 50 percent) that an indefinite-lived intangible asset is impaired as a basis for determining whether the quantitative impairment test included in Accounting Standards Codification Subtopic 350-30, Intangibles—Goodwill and Other—General Intangibles Other than Goodwill must be performed. The amendment is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company currently has no indefinite-lived intangible assets other than goodwill reported on its consolidated balance sheet. As such, adoption of this amendment is not expected to have an effect on the Company’s financial position, results of operations or cash flows.

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which adds new disclosure requirements for items reclassified out of AOCI and expands the existing disclosure requirements for the presentation of changes in AOCI. The amendment is effective for reporting periods beginning after December 15, 2012. Because this update affects only the disclosures for AOCI, adoption of the requirements did not have an effect on the Company’s financial position, results of operations or cash flows.

In February 2013, the FASB issued ASU No. 2013-04, Liabilities (Topic 405), Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date. This update requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date, as the sum of a) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and b) any additional amount the reporting entity expects to pay on behalf of its co-obligors. The update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The requirements of ASU No. 2013-04 are effective on a retrospective basis for interim and annual periods beginning after December 15, 2013. The Company is beginning the process of determining the effects, if any, that the adoption of ASU No. 2013-04 will have on the Company’s financial position, results of operations or cash flows.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis (MD&A) of certain significant factors that have affected the Company’s financial condition and results of operations during the interim period included in the accompanying condensed consolidated financial statements.

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

Forward-looking statements speak only as of the date they are made, and the Company does not undertake any obligation to update them to reflect changes that occur after that date. Factors that could cause actual results to differ materially include the items described in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Overview

The Company produces and sells intermediate chemicals that are used in a wide variety of applications worldwide. The overall business comprises three reportable segments:

•

Surfactants – Surfactants, which accounted for 74 percent of consolidated net sales in the first quarter of 2013, are principal ingredients in consumer and industrial cleaning products such as detergents for washing clothes, dishes, carpets, floors and walls, as well as shampoos, body washes, toothpastes and fabric softeners. Other applications include germicidal quaternary compounds, lubricating ingredients, emulsifiers (for spreading agricultural products), plastics and composites and biodiesel. Surfactants are manufactured at six North American sites (five in the U.S. and one in Canada), three European sites (United Kingdom, France and Germany), three Latin American sites (Mexico, Brazil and Colombia) and two Asian sites (Philippines and Singapore). The Company also holds a 50 percent ownership interest in a joint venture, TIORCO, LLC (TIORCO), that markets chemical solutions for increasing the production of crude oil and natural gas from existing fields (enhanced oil recovery). The joint venture is accounted for under the equity method, and its financial results are excluded from surfactant segment operating results. Profits on sales of the Company’s surfactants to enhanced oil recovery customers are included in surfactants segment results.

•

Polymers – Polymers, which accounted for 21 percent of consolidated net sales in the first quarter of 2013, include two primary product lines: polyols and phthalic anhydride. Polyols are used in the manufacture of rigid laminate insulation board and panels for thermal insulation in the construction industry and are also a base raw material for flexible foams and coatings, adhesives, sealants and elastomers (collectively CASE products). Phthalic anhydride is used in unsaturated polyester resins, alkyd resins and plasticizers for applications in construction materials and components of automotive, boating and other consumer products. In addition, phthalic anhydride is used internally in the production of polyols. In the U.S., polymer product lines are manufactured at the Company’s Millsdale, Illinois, site. In Europe, polyols are manufactured at the Company’s subsidiaries in Germany and Poland. In Asia, polyols are produced at the Company’s 80-percent owned joint venture in Nanjing, China (see the ‘Segment Results’ section of this MD&A for a discussion regarding the Company’s requirement to move its China facility).

•

Specialty Products – Specialty products, which accounted for 5 percent of consolidated net sales in the first quarter of 2013, include flavors, emulsifiers and solubilizers used in the food and pharmaceutical industries. Specialty products are primarily manufactured at the Company’s Maywood, New Jersey, site and, in some instances, at outside contractors.

Deferred Compensation Plans

The accounting for the Company’s deferred compensation plans can cause period-to-period fluctuations in Company expenses and profits. Compensation expense results when the values of Company common stock and mutual fund investment assets held for the plans increase, and compensation income results when the values of Company common stock and mutual fund investment assets decline. The pretax effect of all deferred compensation-related activities (including realized and unrealized gains and losses on the mutual fund assets held to fund the deferred compensation obligations) and the income statement line items in which the effects of the activities were recorded are displayed in the following table:

	Income (Expense)
	For the Three Months Ended March 31
(In millions)	2013	2012	Change
Deferred Compensation (Administrative expense)	($4.9)	($3.5)	($1.4	) (1)
Realized/Unrealized Gains on Investments (Other, net)	0.8	1.3	(0.5)
Investment Income (Other, net)	0.1	—	0.1

Pretax Income Effect	($4.0)	($2.2)	($1.8)

(1)	See the Corporate Expenses section of this management’s discussion and analysis for details regarding the quarter-over-quarter change in deferred compensation expense.

Effects of Foreign Currency Translation

The Company’s foreign subsidiaries transact business and report financial results in their respective local currencies. As a result, foreign subsidiary income statements are translated into U.S. dollars at average foreign exchange rates appropriate for the reporting period. Because foreign exchange rates fluctuate against the U.S. dollar over time, foreign currency translation affects period-to-period comparisons of financial statement items (i.e., because foreign exchange rates fluctuate, similar period-to-period local currency results for a foreign subsidiary may translate into different U.S. dollar results). The following table presents the effects that foreign currency translation had on the quarter-over-quarter changes in consolidated net sales and various income line items between the quarters ended March 31, 2013 and 2012:

	Three Months Ended March 31			(Decrease) Due to Foreign
(In millions)	2013	2012	(Decrease)	Translation
Net Sales	$456.5	$465.3	($8.8)	($0.3)
Gross Profit	72.7	76.8	(4.1)	(0.2)
Operating Income	28.3	35.4	(7.1)	(0.1)
Pretax Income	25.3	32.7	(7.4)	(0.1)

RESULTS OF OPERATIONS

Three Months Ended March 31, 2013 and 2012

Summary

Net income attributable to the Company for the first quarter of 2013 declined 15 percent quarter-over-quarter to $19.0 million, or $0.83 per diluted share, compared to $22.3 million, or $0.98 per diluted share, for the first quarter of 2012 (all per share data reflect the effects of the two-for-one common stock split that was effective December 14, 2012). Below is a summary discussion of the major factors leading to the quarter-over-quarter changes in net sales, profits and expenses. A detailed discussion of segment operating performance for the first quarter of 2013 follows the summary.

Consolidated net sales declined $8.7 million, or two percent, quarter over quarter. Lower average selling prices and the effects of foreign currency translation accounted for approximately $21.3 million and $0.3 million, respectively, of the decrease. The drop in average selling prices reflected decreased quarter-over-quarter raw material costs for surfactants. A three percent increase in sales volume mitigated the quarter-over-quarter net sales decline by $12.9 million. The surfactants segment accounted for all of the sales volume improvement, growing five percent quarter over quarter. Sales volumes for the polymers and specialty products segments declined seven percent and three percent, respectively.

Operating income for the first quarter of 2013 declined $7.1 million, or 20 percent, from operating income reported for the first quarter of 2012. Gross profit fell $4.1 million, or 5 percent, as all three segments posted lower quarter-over-quarter results. Surfactants gross profit was negatively affected by lower unit margins, while decreased sales volume led to reduced profits for polymers. Lower volumes and unit margins unfavorably impacted specialty products gross profit.

Operating expenses increased $3.0 million, or seven percent, between quarters. Deferred compensation expense accounted for $1.4 million of the increase. The following summarizes the quarter-over-quarter changes in the individual income statement line items that comprise the Company’s operating expenses:

•

Administrative expenses increased $2.4 million, or 14 percent, quarter over quarter. The largest factor for the rise in expense was a $1.4 million increase in expense related to the Company’s deferred compensation plans. An increase in the value of Company stock led to the higher deferred compensation expense. See the ‘Overview’ and ‘Corporate Expenses’ sections of this MD&A for further details. Higher expenses for U.S. expatriate support, salaries and software maintenance accounted for the balance of the administrative expense increase.

•	Selling expenses increased less than $0.1 million, or less than one percent, quarter over quarter.

•

Research, development and technical service expenses were up $0.5 million, or five percent, quarter over quarter. Higher salary expenses and product registration expenses for various European directives accounted for the increase.

Net interest expense for the first quarter of 2013 was down $0.4 million, or 16 percent, over net interest expense for the first quarter of 2012. Lower average debt levels, due primarily to scheduled debt repayments made between quarters, led to the decline.

The loss from the Company’s 50-percent equity joint venture (TIORCO) increased $0.3 million quarter over quarter primarily due to lower commission and technical service income.

Other, net was $0.6 million of income for the first quarter of 2013 compared to $1.1 million of income for the same period of 2012. Investment income (including realized and unrealized gains and losses) for the Company’s deferred compensation and supplemental defined contribution mutual fund assets was $1.0 million in the first quarter of 2013 compared to $1.5 million in last year’s first quarter, which accounted for the quarter-over-quarter change in the other, net line. Foreign exchange losses totaled $0.4 million for the first quarters of both 2013 and 2012.

The effective tax rate was 24.8 percent for the first quarter of 2013 compared to 31.7 percent for the first quarter of 2012. The decrease was primarily attributable to the federal research and development tax credit and the small agri-biodiesel producer tax credit which were extended retroactively from January 1, 2012, through December 31, 2013, when The American Taxpayer Relief Act of 2012 was signed into law on January 2, 2013. As a result of this legislation, the Company recorded a tax benefit of $1.4 million in the first quarter of 2013 for amounts generated in 2012 and a tax benefit of $.4 million for amounts generated in 2013.

Segment Results

(In thousands)	Surfactants	Polymers	Specialty Products	Segment Results	Corporate	Total
For the three months ended March 31, 2013
Net sales	$339,973	$95,998	$20,575	$456,546	—	$456,546
Operating income	29,652	10,764	2,832	43,248	(14,954)	28,294
For the three months ended March 31, 2012
Net sales	$347,156	$96,749	$21,364	$465,269	—	$465,269
Operating income	32,992	11,751	3,895	48,638	(13,238)	35,400

Surfactants

Surfactants net sales for the first quarter of 2013 declined $7.2 million, or two percent, over net sales for the first quarter of 2012. A seven percent drop in average selling prices and the effects of foreign currency translation accounted for $23.6 million and $0.6 million, respectively, of the net sales decline. Decreases in raw material costs led to the reductions in selling prices. A five percent increase in sales volume favorably affected the net sales change by $17.0 million. A quarter-over-quarter comparison of net sales by region follows:

	For the Three Months Ended		Increase	Percent
(In thousands)	March 31, 2013	March 31, 2012	(Decrease)	Change
North America	$211,462	$224,517	$(13,055)	-6
Europe	78,183	75,651	2,532	+3
Latin America	38,202	39,230	(1,028)	-3
Asia	12,126	7,758	4,368	+56

Total Surfactants Segment	$339,973	$347,156	$(7,183)	-2

Net sales for North American operations declined six percent due to a seven percent decrease in average selling prices, partially offset by the effects of a one percent increase in sales volume. The decrease in average selling prices accounted for $15.4 million of the quarter-over-quarter net sales decline. Lower quarter-over-quarter raw material costs led to the decline in average selling prices. The increase in sales volume offset the impact of reduced selling prices by $2.4 million. Increased sales of functional surfactants used in agricultural applications and biodiesel accounted for the increased sales volume.

Net sales for European operations increased three percent due to a seven percent increase in sales volume, partially offset by a three percent decline in average selling prices. The improvement in sales volume contributed $5.3 million of quarter-over-quarter net sales growth. Increased demand for Company products used in personal care and laundry and cleaning products drove the higher sales volume. The decline in average selling prices offset the effect of the higher sales volume by $2.8 million. Decreased raw material costs pushed selling prices lower between quarters.

Net sales for Latin American operations declined three percent as a result of a four percent decrease in average selling prices and the unfavorable effects of foreign currency translation, which accounted for $1.5 million and $1.1 million, respectively, of the quarter-over-quarter net sales change. Lower raw material costs led to the decline in average selling prices. Sales volume improved four percent, the effects of which offset the negative impacts of reduced selling prices and currency translation by $1.6 million. Sales volume for the Brazil subsidiary increased five percent quarter over quarter, as the Company continued to expand its surfactants franchise in that country.

Net sales for Asia operations increased 56 percent due to increased sales volume in the region, primarily in the Philippines.

Surfactants operating income for the first quarter of 2013 declined $3.3 million, or 10 percent, from operating income for the first quarter of 2012. Gross profit decreased $2.3 million principally due to lower average margins that more than offset the effect of higher sales volume. The effects of foreign currency translation contributed $0.3 million to the gross profit decline. Operating expenses increased $1.0 million, or five percent. Quarter-over-quarter comparisons of gross profit by region and total segment operating expenses and operating income follow:

	For the Three Months Ended		Increase	Percent
(In thousands)	March 31, 2013	March 31, 2012	(Decrease)	Change
Gross Profit
North America	$39,474	$42,252	$(2,778)	-7
Europe	6,869	8,018	(1,149)	-14
Latin America	5,492	3,932	1,560	+40
Asia	(187)	(219)	32	+15

Total Surfactants Segment	$51,648	$53,983	$(2,335)	-4
Operating Expenses	21,996	20,991	1,005	+5

Operating Income	$29,652	$32,992	$(3,340)	-10

North American gross profit declined seven percent quarter over quarter due to a decline in average unit margins that more than offset the one percent increase in sales volume. The lower unit margins were due in large part to the falling selling prices (precipitated by declining commodity raw material costs) that occurred at a time when previous, more expensive inventory purchases were still on hand, especially for the Company’s laundry and cleaning products.

Gross profit for European operations declined 14 percent despite a seven percent increase in sales volume. The decline in gross profit reflected lower unit margins, particularly for personal care and laundry and cleaning products.

Gross profit for Latin American operations increased 40 percent due to increased margins and sales volume. Lower raw material costs and a more favorable mix of sales led to the increased margins. The effects of foreign currency translation reduced the quarter-over-quarter gross profit increase by $0.3 million.

The quarter-over-quarter loss at the gross profit line for Asia operations declined 15 percent due to improved sales volume.

Operating expenses for the surfactants segment were up $1.0 million, or five percent, quarter over quarter. Selling, research and development, and administrative expenses were up $0.5 million, $0.3 million and $0.3 million, respectively, quarter over quarter. All three expense categories reflected staffing level increases made throughout 2012 to support the Company’s growth initiatives. In addition, the higher research and product development expenses reflected $0.2 million of increased product registration expenses related to various European directives. The effects of foreign currency translation reduced the operating expense increase by $0.1 million.

Polymers

Polymers net sales for the first quarter of 2013 declined $0.8 million, or one percent, from net sales for the first quarter of 2012. A seven percent decrease in sales volume negatively affected quarter-over-quarter net sales by $6.7 million. Prior year’s North America polyol sales volume was unusually strong due in part to mild late winter and early spring weather. Higher average selling prices and the effects of foreign currency translation offset the effect of the sales volume decline by $5.6 million and $0.3 million, respectively. A quarter-over-quarter comparison of net sales by region is displayed below:

	For the Three Months Ended		Increase	Percent
(In thousands)	March 31, 2013	March 31, 2012	(Decrease)	Change
North America	$60,059	$60,624	$(565)	-1
Europe	33,050	32,029	1,021	+3
Asia and Other	2,889	4,096	(1,207)	-29

Total Polymers Segment	$95,998	$96,749	$(751)	-1

Net sales for North American operations declined one percent due to a seven percent decrease in sales volume, partially offset by a seven percent increase in average selling prices. The effect of the sales volume decline reduced quarter-over-quarter net sales by $4.4 million. The increase in average selling prices, which was driven by increased raw material costs, offset the effect of decreased sales volume by $3.8 million. Sales volumes for phthalic anhydride decreased twelve percent due to weaker demand from polyester resin customers. Polyol sales volume dropped four percent primarily due to lower sales to rigid insulation board customers. As previously noted, the prior year’s polyol sales volume was unusually strong.

Net sales for European operations increased three percent due to a six percent increase in average selling prices and to the effects of foreign currency translation, which accounted for $1.7 million and $0.3 million, respectively, of the net sales improvement. Raw material cost increases led to the higher average selling prices. Sales volume declined three percent, which reduced the quarter-over-quarter increase in net sales by $1.0 million. Lower demand due to an uncertain economy led to the decrease in sales volume.

Net sales for Asia and Other operations declined 29 percent quarter over quarter due to a 33 percent decrease in sales volume. The drop in sales volume was attributable to a winding down of manufacturing operations at the Company’s China location coupled with a softening China economy. As noted in prior filings, local government officials in Nanjing, China, have informed the Company that its manufacturing facility in that city will need to be relocated. The Company’s intention is to build a new facility, projected to be operational in 2015, in the Nanjing Chemical Industrial Park. There will be a period of time for which the existing plant will be out of service while the new plant is under construction. During that period, customers’ requirements will be sourced from inventory produced in advance of the shutdown and from other Company plants or third party manufacturers, which will negatively affect profits.

Polymer operating income for the first quarter of 2013 decreased $1.0 million, or eight percent, from operating income for the first quarter of 2012. Gross profit declined $0.9 million quarter-over-quarter, largely due to a seven percent decrease in sales volume. Operating expenses increased $0.1 million, or two percent. Quarter-over-quarter comparisons of gross profit by region and total segment operating expenses and operating income follow:

	For the Three Months Ended		Increase	Percent
(In thousands)	March 31, 2013	March 31, 2012	(Decrease)	Change
Gross Profit
North America	$11,411	$11,786	$(375)	-3
Europe	5,137	5,364	(227)	-4
Asia and Other	3	267	(264)	-99

Total Polymers Segment	$16,551	$17,417	$(866)	-5
Operating Expenses	5,787	5,666	121	+2

Operating Income	$10,764	$11,751	$(987)	-8

Gross profit for North American operations declined three percent due to the seven percent decrease in sales volume. Improved average unit margins partially offset the effect of the sales volume decline.

Gross profit for European operations declined four percent primarily due to the three percent decrease in sales volume. Slightly lower unit margins, due to higher raw material costs, also contributed to the gross profit decline.

The decline in gross profit for Asia and Other operations was due to the 33 percent decrease in sales volume and to higher expenses. As a result of the need to vacate the current manufacturing facility in China, the Company accelerated depreciation on all assets that were not projected to be moved to the new site. The Company is assuming a June 2013 vacate date. The accelerated depreciation did not have a significant effect on first quarter 2013 polymer profits.

Specialty Products

Net sales for the first quarter of 2013 declined $0.8 million, or four percent, from net sales for the first quarter of 2012. A three percent decrease in sales volume and a decline in selling prices led to the drop in net sales. Operating income declined $1.1 million, or 27 percent, quarter over quarter due to lower sales volume and higher raw material costs.

Corporate Expenses

Corporate expenses, which comprise operating expenses that are not allocated to the reportable segments, increased $1.7 million (13 percent) to $14.9 million for the first quarter of 2013 from $13.2 million for the same quarter of 2012. The quarter-over-quarter increase in corporate expenses was principally attributable to a $1.4 million increase in deferred compensation expense ($4.9 million for the first quarter of 2013 compared to $3.5 million for the first quarter of 2012). Increases in the value of Company stock, to which a substantial portion of the deferred compensation obligation is tied, led to the higher quarter-over-quarter deferred compensation expense. The value of Company stock increased $7.56 per share for the first quarter of 2013 compared to $3.82 per share for the first quarter of 2012. The accounting for the Company’s deferred compensation plans results in expense when the values of Company common stock and mutual fund investment assets held for the plans increase and income when the values of Company common stock and mutual funds decline. The following table presents the quarter end Company common stock market prices used in the computation of deferred compensation expense:

	2013	2012		2011
	3/31	12/31	3/31	12/31
Company Stock Price	$63.10	$55.54	$43.90	$40.08

LIQUIDITY AND CAPITAL RESOURCES

For the first quarter of 2013, operating activities consumed $9.9 million, investing activities consumed $22.9 million and non-debt financing activities consumed $1.1 million. To meet these requirements, the Company reduced cash by $22.1 million and increased its debt by $12.4 million. Exchange rates had the effect of reducing cash by $0.6 million for the quarter.

For the current year-to-date, net income decreased by $3.4 million and working capital consumed $13.7 million more than during the comparable year-ago period. Cash used in investing activities increased by $0.5 million year over year. Cash provided by financing activities totaled $11.3 million for the current year period versus a use of $2.5 million for the comparable period in 2012.

For the first quarter of 2013, accounts receivable were a $31.8 million use versus a $23.3 million use for comparable period in 2012. Inventories were a use of $16.5 million in 2013 versus a use of $23.2 million in 2012. Accounts payable and accrued liabilities were a source of $5.5 million in 2013 versus a source of $18.1 million in 2012.

During the first quarters of both 2013 and 2012, the change in raw material costs had little effect on working capital. The Company’s working capital investment is heavily influenced by the cost of crude oil and natural oils, from which many of its raw materials are derived. Fluctuations in raw material costs translate directly to inventory carrying costs and indirectly to customer selling prices and accounts receivable.

The current year accounts receivable cash use was driven by first quarter 2013 net sales that exceeded fourth quarter 2012 net sales, similar to that of the comparable year-ago quarter. Accounts receivable turnover did not change significantly between December 31, 2012, and March 31, 2013, and was not a significant factor in the year-over-year cash flow comparisons. The year-to-date inventory cash use was driven mainly by higher quantities to support customer service levels for the U.S. and for the China polymer plant relocation. The Company has not changed its own payments practices related to its payables. It is management’s opinion that the Company’s liquidity is sufficient to provide for potential increases in working capital during the remainder of 2013.

Investing cash outflows for the first quarter of 2013 totaled $22.9 million versus $22.4 million for the comparable period in 2012. Capital expenditures for the current year period totaled $21.0 million compared to $21.3 million for the first quarters of 2012. Other investing activities consumed $1.9 million in the first quarter of 2013 compared to $1.1 million in the first quarter of 2012.

For 2013, the Company estimates that capital expenditures will range from $110 million to $115 million including capacity expansions in Brazil, Germany, China and the United States.

The Company purchases its common shares in the open market from time to time to fund its own benefit plans and also to mitigate the dilutive effect of new shares issued under its benefit plans. The Company may also make open market repurchases as cash flows permit when, in management’s opinion, the Company’s shares are undervalued in the market. The Company made no open market share repurchases during the first quarter of 2013. At March 31, 2013, there were 1,000,000 shares remaining under the current share repurchase authorization.

As of March 31, 2013, the Company’s cash totaled $54.8 million, including U.S. demand deposits totaling $9.8 million and cash of the Company’s non-U.S. subsidiaries held outside the U.S. totaling $45.0 million.

Consolidated debt increased by $11.5 million for the current year to date, from $182.4 million to $193.9 million with increases of $8.9 million in foreign debt and $2.6 million in domestic debt. Net debt (which is defined as total debt minus cash) increased by $33.6 million for the current year to date, from $105.5 million to $139.1 million. As of March 31, 2013, the ratio of total debt to total debt plus shareholders’ equity was 28.2 percent compared to 27.5 percent at December 31, 2012. As of March 31, 2013, the ratio of net debt to net debt plus shareholders’ equity was 21.9 percent compared to 18.0 percent at December 31, 2012.

As of March 31, 2013, the Company’s debt included $152.1 million of unsecured private placement loans with maturities extending from 2013 through 2023. These loans are the Company’s primary source of long-term debt financing and are supplemented by bank credit facilities to meet short and medium-term needs.

The Company has a committed $125.0 million multi-currency revolving credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and four other U.S. banks. The credit agreement allows the Company to make unsecured borrowings, as requested from time to time, for working capital and other corporate purposes. This unsecured facility is the Company’s primary source of short-term borrowings and is committed through September 20, 2017, with terms and conditions that are substantially equivalent to those of the Company’s other U.S. loan agreements. As of March 31, 2013, the Company had borrowings of $2.6 million and outstanding letters of credit of $2.9 million under this agreement, with $119.5 million remaining available. The Company anticipates that cash from operations, committed credit facilities and cash on hand will be sufficient to fund anticipated capital expenditures, working capital, dividends and other planned financial commitments for the foreseeable future. In addition, the Company believes it has sufficient cash available on hand and through its committed revolving credit agreement to fund the acquisition of the North American Polyester Resins business from Bayer Material Science (See the “Acquisition” discussion in this MD&A and Note 15 to the condensed consolidated financial statements for additional information regarding the acquisition agreement).

Certain foreign subsidiaries of the Company maintain term loans and short-term bank lines of credit in their respective local currencies to meet working capital requirements as well as to fund capital expenditure programs and acquisitions. At March 31, 2013, the Company’s European subsidiaries had bank term loans of $7.7 million with maturities through 2016 and short-term bank debt of $20.5 million with remaining short-term borrowing capacity of $13.6 million. The Company’s Latin American subsidiaries had no short-term bank debt with $10.5 million of unused short-term borrowing capacity. The Company’s Philippine subsidiary had $5.2 million of short-term bank loans, which were guaranteed by the Company, with $2.8 million of unused borrowing capacity. The Company’s majority-owned joint venture in China had short-term bank debt of $5.8 million, with unused borrowing capacity of $0.7 million, on bank credit lines guaranteed by the Company.

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

The Company believes it was in compliance with all of its loan agreements as of March 31, 2013. Based on current projections, the Company believes it will be in compliance with its loan agreements throughout 2013.

ENVIRONMENTAL AND LEGAL MATTERS

The Company is subject to extensive federal, state and local environmental laws and regulations. Although the Company’s environmental policies and practices are designed to ensure compliance with these laws and regulations, future developments and increasingly stringent environmental regulation could require the Company to make additional unforeseen environmental expenditures. The Company will continue to invest in the equipment and facilities necessary to comply with existing and future regulations. During the first three months of 2013 and 2012, the Company’s expenditures for capital projects related to the environment were $1.5 million and $0.4 million, respectively. These projects are capitalized and depreciated over their estimated useful lives, which are typically 10 years. Recurring costs associated with the operation and maintenance of facilities for waste treatment and disposal and managing environmental compliance in ongoing operations at the Company’s manufacturing locations were $4.1 million and $4.4 million for the three months ended March 31, 2013 and 2012, respectively. While difficult to project, it is not anticipated that these recurring expenses will increase significantly in the future.

Over the years, the Company has received requests for information related to or has been named by the government as a potentially responsible party at a number of waste disposal sites where cleanup costs have been or may be incurred under CERCLA and similar state statutes. In addition, damages are being claimed against the Company in general liability actions for alleged personal injury or property damage in the case of some disposal and plant sites. The Company believes that it has made adequate provisions for the costs it may incur with respect to the sites. It is the Company’s accounting policy to record liabilities when environmental assessments and/or remedial efforts are probable and the cost or range of possible costs can be reasonably estimated. When no amount within the range is a better estimate than any other amount, the minimum is accrued. Some of the factors on which the Company bases its estimates include information provided by feasibility studies, potentially responsible party negotiations and the development of remedial action plans. After partial remediation payments at certain sites, the Company has estimated a range of possible environmental and legal losses of $10.2 million to $29.0 million at March 31, 2013, compared to $10.3 million to $28.9 million at December 31, 2012. At March 31, 2013, and December 31, 2012, the Company’s accrued liability for such losses, which represented the Company’s best estimate within the estimated range of possible environmental and legal losses, was $15.3 million and $15.4 million, respectively. During the first three months of 2013, cash outlays related to legal and environmental matters approximated $0.6 million compared to $0.8 million for the first three months of 2012.

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

ACQUISTION

On April 30, 2013, the Company announced it had reached an agreement to acquire the North American Polyester Resins business from Bayer Material Science (Bayer), a leading North American producer of powder polyester resins for metal coating applications and liquid polyester resins for CASE applications. The acquisition is to include a 21,000-ton production facility in Columbus, Georgia. The facility also houses a modern research and development laboratory for customer technical support and new product development. The business to be acquired has annual sales of approximately $64 million. Closing of the transaction is subject to customary closing conditions and is expected to occur within four to six weeks. Financial terms of the transaction were not disclosed.

The Company is a leading producer of polyester polyol used in rigid insulation foam. The acquisition is expected to diversify the Company’s polyol product offering and accelerate Company growth in CASE and PUSH (polyurethane systems house) applications. The Company intends to make future capital expenditures to expand production capabilities at the site.

OUTLOOK

Management will continue to execute its strategy to improve Company sales mix with higher value added products, while also pursuing geographic expansion of the Company’s business.

Surfactants should experience improved margins as the year progresses. Recent declines in commodity raw material prices should help recover some of the margin erosion. Surfactants should continue to benefit over the long term from improved product mix and global growth. Agricultural surfactants continue to deliver strong volume growth. Brazil continues to deliver earnings growth. The Company plans additional investments to support Brazilian market growth.

Polymers volume should improve in the second quarter. The slow start to the construction season brought on by protracted winter weather adversely affected first quarter volume. Price increases were implemented during April to recover higher raw material costs.

The announced acquisition of the polyester resins business from Bayer should help diversify and grow the Company’s polyol business. The acquisition should be slightly accretive to 2013 earnings. The lower first quarter results will challenge the Company to deliver full year earnings growth in 2013. Management remains confident that its strategy will deliver long-term earnings growth. The Company continues to evaluate additional investments that can accelerate growth and deliver value to its shareholders.

CRITICAL ACCOUNTING POLICIES

There have been no changes to the critical accounting policies disclosed in the Company’s 2012 Annual Report on Form 10-K.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the market risks disclosed in the Company’s 2012 Annual Report on Form 10-K.

Item 4 – Controls and Procedures

a.	Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures as of the end of the most recent fiscal quarter covered by this Form 10-Q, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) were effective as of March 31, 2013.

b.	Changes in Internal Control Over Financial Reporting

There were no changes in internal controls that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II OTHER INFORMATION

Item 1 – Legal Proceedings

There have been no material changes to the legal proceedings disclosed in the Company’s 2012 Annual Report on Form 10-K.

Item 1A – Risk Factors

There have been no material changes from the risk factors disclosed in the Company’s 2012 Annual Report on Form 10-K.

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds

Below is a summary by month of share purchases by the Company during the first quarter of 2013:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January	—		—	—	—
February	17,345	(a)	$61.03	—	—
March

(a)	Represents shares of Company common stock tendered by employees to settle minimum statutory withholding taxes related to receipt of performance stock awards and deferred compensation distribution.

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Mine Safety Disclosures

Not applicable

Item 5 – Other Information

None

Item 6 – Exhibits

(a)	Exhibit 31.1	—	Certification of President and Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)

(b)	Exhibit 31.2	—	Certification of Vice President and Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)

(c)	Exhibit 32	—	Certification pursuant to 18 U.S.C. Section 1350

(d)	Exhibit 101.INS	—	XBRL Instance Document

(e)	Exhibit 101.SCH	—	XBRL Taxonomy Extension Schema Document

(f)	Exhibit 101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document

(g)	Exhibit 101.DEF	—	XBRL Taxonomy Extension Definition Document

(h)	Exhibit 101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document

(i)	Exhibit 101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEPAN COMPANY

Date: May 2, 2013

/s/ James. E. Hurlbutt
James. E. Hurlbutt
Vice President and Chief Financial Officer