Form 10-Q
period 2013-06-30
STEPAN CO
filed 2013-07-31
CIK 94049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 25, 2013
Common Stock, $1 par value	22,193,090 Shares

Part I FINANCIAL INFORMATION

Item 1 – Financial Statements

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Unaudited

(In thousands, except per share amounts)	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Net Sales	$474,445	$470,231	$930,991	$935,500
Cost of Sales	400,738	396,835	784,584	785,320

Gross Profit	73,707	73,396	146,407	150,180
Operating Expenses:
Selling	14,440	12,985	28,168	26,636
Administrative	11,530	14,086	30,881	31,038
Research, development and technical services	11,868	11,504	23,195	22,285

	37,838	38,575	82,244	79,959

Operating Income	35,869	34,821	64,163	70,221
Other Income (Expense):
Interest, net	(2,329)	(2,086)	(4,508)	(4,690)
Loss from equity in joint ventures	(1,323)	(1,300)	(2,736)	(2,441)
Other, net (Note 14)	(17)	83	554	1,148

	(3,669)	(3,303)	(6,690)	(5,983)

Income Before Provision for Income Taxes	32,200	31,518	57,473	64,238
Provision for Income Taxes	9,546	10,007	15,822	20,363

Net Income	22,654	21,511	41,651	43,875

Net (Income) Loss Attributable to Noncontrolling Interests (Note 3)	88	(86)	125	(148)

Net Income Attributable to Stepan Company	$22,742	$21,425	$41,776	$43,727

Net Income Per Common Share Attributable to Stepan Company (Note 10):
Basic	$1.01	$1.01	$1.85	$2.06

Diluted	$0.99	$0.94	$1.82	$1.93

Shares Used to Compute Net Income Per Common Share Attributable to Stepan Company (Note 10):
Basic	22,559	21,100	22,512	21,074

Diluted	22,917	22,714	22,903	22,690

Dividends Declared Per Common Share	$0.16	$0.14	$0.32	$0.28

All share and per share data reflect the effects of the two-for-one common stock split that was effective December 14, 2012.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited

(In thousands)	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Net income	$22,654	$21,511	$41,651	$43,875
Other comprehensive income (loss):
Foreign currency translation adjustments (Note 11)	(8,142)	(10,554)	(12,558)	(2,020)
Pension liability adjustment, net of tax (Note 11)	865	582	1,728	1,164
Derivative instrument activity, net of tax (Note 11)	(9)	(43)	(21)	64

Other comprehensive income (loss)	(7,286)	(10,015)	(10,851)	(792)

Comprehensive income	15,368	11,496	30,800	43,083
Less: Comprehensive (income) loss attributable to noncontrolling interests (Note 3)	61	(65)	96	(202)

Comprehensive income attributable to Stepan Company	$15,429	$11,431	$30,896	$42,881

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(In thousands)	June 30, 2013	December 31, 2012
Assets
Current Assets:
Cash and cash equivalents	$106,875	$76,875
Receivables, net	283,506	255,858
Inventories (Note 7)	171,792	162,013
Deferred income taxes	9,560	9,876
Other current assets	24,236	18,456

Total current assets	595,969	523,078

Property, Plant and Equipment:
Cost (Note 2)	1,261,034	1,200,355
Less: accumulated depreciation	796,588	778,333

Property, plant and equipment, net	464,446	422,022

Goodwill, net (Note 2)	11,669	7,199
Other intangible assets, net (Note 2)	25,200	8,778
Long-term investments (Note 4)	15,613	14,093
Other non-current assets	10,830	10,308

Total assets	$1,123,727	$985,478

Liabilities and Equity
Current Liabilities:
Current maturities of long-term debt (Note 13)	$38,748	$32,838
Accounts payable	156,843	141,668
Accrued liabilities	65,212	72,661

Total current liabilities	260,803	247,167

Deferred income taxes	9,725	9,200

Long-term debt, less current maturities (Note 13)	246,696	149,564

Other non-current liabilities	97,819	98,667

Commitments and Contingencies (Note 8)
Equity:
5-1/2% convertible preferred stock, cumulative, voting, without par value; authorized 2,000,000 shares; issued and outstanding 59,665 shares in 2013 and 61,935 shares in 2012 (Note 15)	1,492	1,548
Common stock, $1 par value; authorized 60,000,000 shares; Issued 25,399,275 shares in 2013 and 25,141,610 shares in 2012	25,399	25,142
Additional paid-in capital	132,161	125,003
Accumulated other comprehensive loss (Note 11)	(49,130)	(38,250)
Retained earnings	455,141	420,472
Less: Common treasury stock, at cost, 3,229,727 shares in 2013 and 3,175,638 shares in 2012	(58,178)	(54,930)

Total Stepan Company stockholders’ equity	506,885	478,985

Noncontrolling interests (Note 3)	1,799	1,895

Total equity	508,684	480,880

Total liabilities and equity	$1,123,727	$985,478

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(In thousands)	Six Months Ended June 30
	2013	2012
Cash Flows From Operating Activities
Net income	$41,651	$43,875
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,638	25,217
Deferred compensation	1,312	4,957
Realized and unrealized gain on long-term investments	(1,071)	(1,010)
Stock-based compensation	424	1,591
Deferred income taxes	163	538
Other non-cash items	3,973	2,669
Changes in assets and liabilities:
Receivables, net	(49,188)	(19,725)
Inventories	(3,958)	(27,978)
Other current assets	(5,889)	(1,150)
Accounts payable and accrued liabilities	29,484	12,303
Pension liabilities	976	(1,646)
Environmental and legal liabilities	(396)	(143)
Deferred revenues	(203)	(662)
Excess tax benefit from stock options and awards	(3,135)	(2,070)

Net Cash Provided By Operating Activities	41,781	36,766

Cash Flows From Investing Activities
Expenditures for property, plant and equipment	(41,972)	(40,798)
Business acquisition (Note 2)	(62,633)	—
Sale of mutual funds	390	537
Other, net	(4,130)	(1,662)

Net Cash Used In Investing Activities	(108,345)	(41,923)

Cash Flows From Financing Activities
Revolving debt and bank overdrafts, net	9,791	(810)
Other debt borrowings	100,000	—
Other debt repayments	(6,227)	(2,827)
Dividends paid	(7,107)	(6,148)
Company stock repurchased	(2,274)	(500)
Stock option exercises	3,462	2,320
Payment to noncontrolling interest (Note 16)	—	(2,000)
Excess tax benefit from stock options and awards	3,135	2,070
Other, net	(1,495)	(1,256)

Net Cash Provided By (Used In) Financing Activities	99,285	(9,151)

Effect of Exchange Rate Changes on Cash	(2,721)	(268)

Net Increase (Decrease) in Cash and Cash Equivalents	30,000	(14,576)
Cash and Cash Equivalents at Beginning of Period	76,875	84,099

Cash and Cash Equivalents at End of Period	$106,875	$69,523

Supplemental Cash Flow Information
Cash payments of income taxes, net of refunds	$13,323	$15,121

Cash payments of interest	$4,753	$5,216

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

Unaudited

1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements included herein have been prepared by Stepan Company (Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate and make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company’s financial position as of June 30, 2013, and its results of operations for the three and six months ended June 30, 2013 and 2012, and cash flows for the six months ended June 30, 2013 and 2012, have been included. These financial statements and related footnotes should be read in conjunction with the financial statements and related footnotes included in the Company’s 2012 Form 10-K.

2.	ACQUISITION

On June 1, 2013, the Company acquired Bayer MaterialScience’s (BMS) North American polyester resins business. Prior to the acquisition, BMS was a North American producer of powder polyester resins for metal coating applications and liquid polyester resins for coatings, adhesives, sealants and elastomers (CASE) applications. The purchase included a 21,000-ton production facility in Columbus, Georgia, and a modern research and development laboratory for customer technical support and new product development. Infrastructure is in place to allow for future expansion. The acquisition has diversified the Company’s polyol product offering and is expected to accelerate the Company’s growth in CASE and PUSH (polyurethane systems house) applications. As of the acquisition date, the new business and acquired net assets became a part of the North American operations reporting unit included in the Company’s polymers reportable segment.

The total acquisition purchase price was $68,212,000 cash, of which $61,067,000 was paid at closing and $7,145,000 primarily for inventory will be paid over a three-month period (June 2013 through August 2013) pursuant to a transition services agreement with BMS. At June 30, 2013, the acquisition payable had been reduced by $1,566,000 for payments made in June. The acquisition was originally funded through the Company’s committed revolving credit agreement. Subsequent to closing on the acquisition, the Company completed a $100,000,000 private placement loan, which was used in part to finance the acquisition. See Note 13 for further information regarding the private placement borrowing.

In addition to the purchase price paid, the Company incurred $270,000 of acquisition-related expenses relating to legal, consulting, valuation and accounting services. These costs were reflected in administrative expenses on the Company’s statement of income for the three and six months ended June 30, 2013.

The acquisition was accounted for as a business combination and, accordingly, the assets acquired and liabilities assumed as part of the acquisition were measured and recorded at their estimated fair values. The following table summarizes the assets acquired and liabilities assumed:

(Dollars in thousands)	June 1, 2013
Assets:
Inventory	$9,002
Property, plant and equipment	37,000
Identifiable intangible assets	17,800
Goodwill	4,642

Total assets acquired	$68,444

Liabilities:
Accrued expenses	232

Net assets acquired	$68,212

The acquired goodwill, which was assigned entirely to the Company’s North American operations reporting unit included in the Company’s polymers reportable segment, is deductible for tax purposes. The goodwill reflects the potential marketing, manufacturing and raw material sourcing synergies of the new business with the Company’s existing polymer business. Identifiable intangible assets included a technology and manufacturing know-how license agreement ($7,900,000), a trademark/trade name ($3,800,000) and customer relationships ($6,100,000). The amortization periods for these intangibles are 8, 11 and 12 years, respectively. The purchase price allocation is preliminary pending the finalization of valuations for property, plant and equipment, identifiable intangible assets and goodwill.

The acquired business’s post-acquisition financial results, which were included in the Company’s consolidated financial statements for the three and six month periods ended June 30, 2013, were immaterial. The following is pro forma financial information prepared under the assumption that the acquisition of the BMS North American polyester resins business occurred on January 1, 2012.

Pro Forma Financial Information

Unaudited

(In thousands, except per share amounts)	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Net Sales	$485,404	$487,010	$957,812	$967,980

Net Income Attributable to Stepan Company	$23,126	$21,724	$42,461	$43,720

Net Income Per Common Share Attributable to Stepan Company:
Basic	$1.02	$1.02	$1.88	$2.06

Diluted	$1.01	$0.96	$1.85	$1.93

The supplemental pro forma information is presented for illustrative purposes only and may not be indicative of the consolidated results that would have actually been achieved by the Company. Furthermore, future results may vary significantly from the results reflected in the pro forma information. The pro forma results include adjustments primarily related to amortization of acquired intangible assets, depreciation of the fair value adjustment of acquisition-date plant assets, interest on borrowings and tax expense. In addition, nonrecurring adjustments to pro forma net income include $270,000 of acquisition- related expenses and $558,000 of expense related to the fair value adjustment of the acquisition date inventory; such expenses were excluded from 2013 pro forma net income and included in 2012 pro forma net income.

3.	RECONCILIATIONS OF EQUITY

Below are reconciliations of total equity, Company equity and equity attributable to the noncontrolling interests for the six months ended June 30, 2013 and 2012:

(In thousands)	Total Equity	Stepan Company Equity	Noncontrolling Interests’ Equity (3)
Balance at January 1, 2013	$480,880	$478,985	$1,895
Net income (loss)	41,651	41,776	(125)
Dividends	(7,107)	(7,107)	—
Common stock purchases (1)	(3,334)	(3,334)	—
Stock option exercises	3,502	3,502	—
Defined benefit pension adjustments, net of tax	1,728	1,728	—
Translation adjustments	(12,558)	(12,587)	29
Derivative instrument activity, net of tax	(21)	(21)	—
Other (2)	3,943	3,943	—

Balance at June 30, 2013	$508,684	$506,885	$1,799

(In thousands)	Total Equity	Stepan Company Equity	Noncontrolling Interests’ Equity (3)
Balance at January 1, 2012	$405,465	$401,211	$4,254
Net income (loss)	43,875	43,727	148
Purchase of remaining interest in Stepan Philippines, Inc. from noncontrolling interest	(2,000)	748	(2,748)
Dividends	(6,148)	(6,148)	—
Common stock purchases (1)	(1,761)	(1,761)	—
Stock option exercises	2,320	2,320	—
Defined benefit pension adjustments, net of tax	1,164	1,164	—
Translation adjustments	(2,020)	(2,074)	54
Derivative instrument activity, net of tax	64	64	—
Other (2)	3,908	3,908	—

Balance at June 30, 2012	$444,867	$443,159	$1,708

(1)

Includes the value of Company shares purchased in the open market and the value of Company common shares tendered by employees to settle minimum statutory withholding taxes related to the receipt of performance awards and deferred compensation distributions.

(2)	Primarily comprised of activity related to stock-based compensation, deferred compensation and excess tax benefits.
(3)	2013 includes noncontrolling interest in the Company’s China joint venture. 2012 includes noncontrolling interests in the Company’s China and Philippines joint ventures.

4.	FAIR VALUE MEASUREMENTS

The following are the financial instruments held by the Company at June 30, 2013 and December 31, 2012, and the methods and assumptions used to estimate the instruments’ fair values:

Cash and cash equivalents

Carrying value approximates fair value because of the short maturity of the instruments.

Derivative assets and liabilities

Derivative assets and liabilities relate to the foreign currency exchange and interest rate contracts discussed in Note 5. Fair value and carrying value were the same because the contracts were recorded at fair value. The fair values of the foreign currency contracts were calculated as the difference between the applicable forward foreign exchange rates at the reporting date and the contracted foreign exchange rates multiplied by the contracted notional amounts. The fair values of the interest rate swaps were calculated as the difference between the contracted swap rate and the current market replacement swap rate multiplied by the present value of one basis point for the notional amount of the contract. See the table that follows these financial instrument descriptions for the reported fair values of derivative assets and liabilities.

Long-term investments

Long-term investments included the mutual fund assets the Company held at the reporting dates to fund a portion of its deferred compensation liabilities and all of its non-qualified supplemental executive defined contribution obligations (see the defined contribution plans section of Note 9). Fair value and carrying value were the same because the mutual fund assets were recorded at fair value in accordance with the fair value option rules set forth in the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 825, Financial Instruments. Fair values for the mutual funds were calculated using the published market price per unit at the reporting date multiplied by the number of units held at the reporting date. See the table that follows these financial instrument descriptions for the reported fair value of long-term investments.

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

At June 30, 2013, and December 31, 2012, the fair value of debt and the related carrying values, including current maturities, were as follows:

(In thousands)	June 30, 2013	December 31, 2012
Fair value	$295,492	$194,620
Carrying value	285,444	182,402

The following tables present financial assets and liabilities measured on a recurring basis at fair value as of June 30, 2013, and December 31, 2012, and the level within the fair value hierarchy in which the fair value measurements fall:

(In thousands)	June 2013	Level 1	Level 2	Level 3
Mutual fund assets	$15,613	$15,613	$—	$—
Derivative assets:
Foreign currency contracts	52	—	52	—

Total assets at fair value	$15,665	$15,613	$52	$—

Derivative liabilities:
Foreign currency contracts	$19	$—	$19	$—
Interest rate contracts	33	—	33	—

Total liabilities at fair value	$52	$—	$52	$—

(In thousands)	December 2012	Level 1	Level 2	Level 3
Mutual fund assets	$14,093	$14,093	$—	$—
Derivative assets:
Foreign currency contracts	67	—	67	—

Total assets at fair value	$14,160	$14,093	$67	$—

Derivative liabilities:
Foreign currency contracts	$2	$—	$2	$—
Interest rate contracts	57	—	57	—

Total liabilities at fair value	$59	$—	$59	$—

5.	DERIVATIVE INSTRUMENTS

The Company is exposed to certain risks relating to its ongoing business operations. The primary risk managed by the use of derivative instruments is foreign currency exchange risk. The Company holds forward foreign currency exchange contracts that are not designated as any type of accounting hedge as defined by U.S. generally accepted accounting principles (although they are effectively economic hedges). The Company uses these contracts to manage its exposure to exchange rate fluctuations on certain Company subsidiary accounts receivable, accounts payable and other obligation balances that are denominated in currencies other than the entities’ functional currencies. The forward foreign exchange contracts are recognized on the balance sheet as either an asset or a liability measured at fair value. Gains and losses arising from recording the foreign exchange contracts at fair value are reported in earnings as offsets to the losses and gains reported in earnings arising from the re-measurement of the receivable and payable balances into the applicable functional currencies. At June 30, 2013, and December 31, 2012, the Company had open forward foreign currency exchange contracts, with settlement dates of about one month, to buy or sell foreign currencies with a U.S. dollar equivalent of $25,865,000 and $16,258,000, respectively.

The Company also holds forward foreign currency exchange contracts that are designated as a cash flow hedge. The Company uses these contracts to manage the risks and related cash flow variability resulting from exposure to exchange rate fluctuations on forecasted progress payments related to a construction project undertaken in Singapore. The progress payments are denominated in a currency other than the Singapore location’s functional currency. The Company expects to complete its hedging activity for the progress payments by the end of 2013. The forward foreign exchange contracts are recognized on the balance sheet as either an asset or a liability measured at fair value. Period-to-period changes in the fair value of the hedging instruments are recognized as gains or losses in other comprehensive income, to the extent effective. The accumulated gains and losses are being reclassified out of accumulated other comprehensive income (AOCI) into earnings in the periods over which the asset is being depreciated. The amount in AOCI at June 30, 2013, that is expected to be reclassified into earnings in the next 12 months is insignificant. The Company had open forward foreign currency exchange contracts designated as cash flow hedges with U.S. dollar equivalent amounts of $574,000 and $1,197,000 at June 30, 2013, and December 31, 2012, respectively.

The Company is exposed to volatility in short-term interest rates and mitigates certain portions of that risk by using interest rate swaps. The interest rate swaps are recognized on the balance sheet as either an asset or a liability measured at fair value. The Company held interest rate swap contracts with notional values of $2,537,000 at June 30, 2013, and $2,969,000 at December 31, 2012, which were designated as cash flow hedges. Period-to-period changes in the fair value of interest rate swap contracts are recognized as gains or losses in other comprehensive income, to the extent effective. As each interest rate swap hedge contract is settled, the corresponding gain or loss is reclassified out of AOCI into earnings in that settlement period. The latest date through which the Company expects to hedge its exposure to the volatility of short-term interest rates is March 31, 2015.

The fair values of the derivative instruments held by the Company on June 30, 2013, and December 31, 2012, and derivative instrument gains and losses for the three and six month periods ended June 30, 2013 and 2012, were immaterial. For amounts reclassified out of AOCI into earnings for the three and six months periods ended June 30, 2013 and 2012, see Note 11.

6.	STOCK-BASED COMPENSATION

On June 30, 2013, the Company had stock options outstanding under its 2000 Stock Option Plan, stock options and stock awards outstanding under its 2006 Incentive Compensation Plan and stock options, stock awards and stock appreciation rights (SARs) outstanding under its 2011 Incentive Compensation Plan.

Compensation expense charged against income for all stock options, stock awards and SARs was as follows:

(In thousands)
Three Months Ended June 30		Six Months Ended June 30
2013	2012	2013	2012
$643	$963	$424	$1,591

The quarter-over-quarter and year-over-year declines in stock-based compensation expense primarily resulted from the 2013 first quarter assessment that the profitability targets for the performance awards that vest on December 31, 2013, would not be achieved.

Unrecognized compensation costs for stock options, stock awards and SARs was as follows:

(In thousands)
	June 30, 2013	December 31, 2012
Stock options	$1,198	$627
Stock awards	2,459	1,669
SARs	1,625	815

The increase in unrecognized compensation costs for stock options, SARs and stock awards reflected the first quarter 2013 grants of

Shares
Stock options	50,087
Stock awards	46,131
SARs	88,548

The unrecognized compensation costs at June 30, 2013, are expected to be recognized over weighted-average periods of 1.4 years, 2.2 years and 1.4 years for stock options, stock awards and SARs, respectively.

7.	INVENTORIES

The composition of inventories was as follows:

(In thousands)	June 30, 2013	December 31, 2012
Finished goods	$125,138	$113,589
Raw materials	46,654	48,424

Total inventories	$171,792	$162,013

Inventories are primarily priced using the last-in, first-out inventory valuation method. If the first-in, first-out inventory valuation method had been used for all inventories, inventory balances would have been approximately $32,501,000 and $33,868,000 higher than reported at June 30, 2013, and December 31, 2012, respectively.

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

At June 30, 2013, the Company has estimated a range of possible environmental and legal losses of $10.0 million to $29.0 million. At June 30, 2013, and December 31, 2012, the Company’s accrued liability for such losses, which represented the Company’s best estimate within the estimated range of possible environmental and legal losses, was $15.1 million and $15.4 million, respectively. During the first six months of 2013 cash outlays related to legal and environmental matters approximated $1.3 million compared to $1.5 million in the first six months of 2012.

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

Following are summaries of the material contingencies at June 30, 2013:

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

Wilmington Site

The Company is currently contractually obligated to contribute to the response costs associated with the Company’s formerly-owned site at 51 Eames Street, Wilmington, Massachusetts. Remediation at this site is being managed by its current owner to whom the Company sold the property in 1980. Under the agreement, once total site remediation costs exceed certain levels, the Company is obligated to contribute up to five percent of future response costs associated with this site with no limitation on the ultimate amount of contributions. To date, the Company has paid the current owner $2.1 million for the Company’s portion of environmental response costs through the first quarter of 2013 (the current owner of the site bills the Company one calendar quarter in arrears). The Company has recorded a liability for its portion of the estimated remediation costs for the site. Depending on the ultimate cost of the remediation at this site, the amount for which the Company is liable could differ from the current estimates.

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

Components of Net Periodic Benefit Cost

	UNITED STATES
(In thousands)	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Interest cost	$1,607	$1,735	$3,214	$3,471
Expected return on plan assets	(2,202)	(2,103)	(4,404)	(4,205)
Amortization of net loss	1,306	932	2,612	1,863

Net periodic benefit cost	$711	$564	$1,422	$1,129

	UNITED KINGDOM
(In thousands)	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Interest cost	$221	$210	$444	$419
Expected return on plan assets	(232)	(221)	(466)	(441)
Amortization of net loss	71	11	142	22

Net periodic benefit cost	$60	$—	$120	$—

Employer Contributions

U.S. Plans

Due to a reduced minimum funding requirement precipitated by the Pension Funding Stabilization provision of the MAP-21 Act (Moving Ahead for Progress in the 21st Century Act) placed into law in 2012, the Company does not expect to make contributions to its funded U.S. qualified defined benefit pension plans in 2013. The Company expects to pay $174,000 in 2013 related to its unfunded non-qualified plans. As of June 30, 2013, $127,000 had been paid related to the non-qualified plans.

U.K. Plan

The Company’s United Kingdom subsidiary expects to contribute approximately $986,000 to its defined benefit pension plan in 2013. As of June 30, 2013, $498,000 had been contributed to the plan.

Defined Contribution Plans

The Company sponsors retirement savings defined contribution plans that cover U.S. and U.K. employees. The Company also sponsors a qualified profit sharing plan for its U.S. employees. The retirement savings and profit sharing defined contribution plans include a qualified plan and a non-qualified supplemental executive plan.

Defined contribution plan expenses for the Company’s retirement savings and profit sharing plans were as follows:

(In thousands)	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Retirement savings plans	$1,090	$1,058	$2,167	$2,112
Profit sharing plan	1,285	1,352	2,610	2,881

Total defined contribution expense	$2,375	$2,410	$4,777	$4,993

The Company funds the obligations of its non-qualified supplemental executive defined contribution plans (supplemental plans) through a rabbi trust. The trust comprises various mutual fund investments selected by the participants of the supplemental plans. In accordance with the accounting guidance for rabbi trust arrangements, the assets of the trust and the obligations of the supplemental plans are reported on the Company’s consolidated balance sheets. The Company elected the fair value option for the mutual fund investment assets so that offsetting changes in the mutual fund values and defined contribution plan obligations would be recorded in earnings in the same period. Therefore, the mutual funds are reported at fair value with any subsequent changes in fair value recorded in the statements of income. The liabilities related to the supplemental plans increase (i.e., supplemental plan expense is recognized) when the value of the trust assets appreciates and decrease when the value of the trust assets declines (i.e., supplemental plan income is recognized). At June 30, 2013, the balance of the trust assets was $1,663,000, which equaled the balance of the supplemental plan liabilities (see the long-term investments section in Note 4 for further information regarding the Company’s mutual fund assets).

10.	EARNINGS PER SHARE

Below is the computation of basic and diluted earnings per share for the three and six months ended June 30, 2013 and 2012. All share and per share data reflect the effects of the two-for-one common stock split that was effective December 14, 2012.

(In thousands, except per share amounts)	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Computation of Basic Earnings per Share
Net income attributable to Stepan Company	$22,742	$21,425	$41,776	$43,727
Deduct dividends on preferred stock	21	177	43	355

Income applicable to common stock	$22,721	$21,248	$41,733	$43,372
Weighted-average number of common shares outstanding	22,559	21,100	22,512	21,074

Basic earnings per share	$1.01	$1.01	$1.85	$2.06

Computation of Diluted Earnings per Share
Net income attributable to Stepan Company	$22,742	$21,425	$41,776	$43,727
Weighted-average number of shares outstanding	22,559	21,100	22,512	21,074
Add weighted-average net shares issuable from assumed exercise of options (under treasury stock method) (1)	210	424	243	426
Add weighted-average net shares related to unvested stock awards (under treasury stock method)	7	6	7	6
Add weighted-average shares issuable from assumed conversion of convertible preferred stock	141	1,184	141	1,184

Weighted-average shares applicable to diluted earnings	22,917	22,714	22,903	22,690

Diluted earnings per share	$0.99	$0.94	$1.82	$1.93

(1)

Options to purchase 510 and 32,888 shares of common stock were not included in the computations of diluted earnings per share for the three and six months ended June 30, 2012, respectively. Options to purchase 49,776 shares of common stock were not included in the computations of dividend earnings per share for the three and six months ended June 30, 2013, respectively. The options’ exercise prices were greater than the average market price for the common stock and their effect would have been antidilutive.

11.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in the Company’s accumulated other comprehensive income (loss) (AOCI) by component (net of income taxes) for the six month period ended June 30, 2013, are presented below:

(In thousands)	Foreign Currency Translation Adjustments	Defined Benefit Pension Plan Adjustments	Cash Flow Hedge Adjustments	Total
Balance at December 31, 2012	$(2,886)	$(35,498)	$134	$(38,250)
Other comprehensive income before reclassifications	(12,587)	—	(29)	(12,616)
Amounts reclassified from AOCI	—	1,728	8	1,736

Net current-period other comprehensive income	(12,587)	1,728	(21)	(10,880)

Balance at June 30, 2013	$(15,473)	$(33,770)	$113	$(49,130)

Information regarding the reclassifications out of AOCI for the three and six months periods ended June 30, 2013 and 2012, is displayed below:

(In thousands)	Amount Reclassified from AOCI (a)				Affected Line Item in Consolidated Statements of Income
AOCI Components	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Amortization of defined benefit pension actuarial losses	$(1,377)	$(943)	$(2,754)	$(1,885)	(b)
	512	361	1,026	721	Tax (expense) or benefit

	$(865)	$(582)	$(1,728)	$(1,164)	Net of tax

Gains and losses on cash flow hedges:
Interest rate contracts	$(9)	$(7)	$(19)	$(9)	Interest, net
Foreign exchange contracts	8	—	5	—	Cost of sales

	(1)	(7)	(14)	(9)	Total before tax
	2	2	6	2	Tax (expense) or benefit

	$1	$(5)	$(8)	$(7)	Net of tax

Total reclassifications for the period	$(864)	$(587)	$(1,736)	$(1,171)	Net of tax

(a)	Amounts in parentheses denote expense to statement of income.
(b)	This component of accumulated other comprehensive income is included in the computation of net periodic benefit cost (see Note 9 for additional details).

12.	SEGMENT REPORTING

The Company has three reportable segments: surfactants, polymers and specialty products. Segment operating results for the three and six months ended June 30, 2013 and 2012, are summarized below:

(In thousands)	Surfactants	Polymers	Specialty Products	Segment Totals
For the three months ended June 30, 2013
Net sales	$331,087	$121,325	$22,033	$474,445
Operating income	25,966	13,524	4,197	43,687
For the three months ended June 30, 2012
Net sales	$335,114	$113,923	$21,194	$470,231
Operating income	31,024	11,775	3,395	46,194
For the six months ended June 30, 2013
Net sales	$671,060	$217,323	$42,608	$930,991
Operating income	55,618	24,288	7,029	86,935
For the six months ended June 30, 2012
Net sales	$682,270	$210,672	$42,558	$935,500
Operating income	64,016	23,526	7,290	94,832

Below are reconciliations of segment operating income to consolidated income before income taxes:

(In thousands)	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Operating income segment totals	$43,687	$46,194	$86,935	$94,832
Unallocated corporate expenses (1)	(7,818)	(11,373)	(22,772)	(24,611)

Total operating income	35,869	34,821	64,163	70,221
Interest expense, net	(2,329)	(2,086)	(4,508)	(4,690)
Loss from equity in joint ventures	(1,323)	(1,300)	(2,736)	(2,441)
Other, net	(17)	83	554	1,148

Consolidated income before income taxes	$32,200	$31,518	$57,473	$64,238

(1)

Unallocated corporate expenses primarily comprise corporate administrative expenses (e.g., corporate finance, legal, human resources, information systems and deferred compensation) that are not included in segment operating income and not used to evaluate segment performance.

13.	DEBT

At June 30, 2013, and December 31, 2012, debt comprised the following:

(In thousands)	Maturity Dates	June 30, 2013	December 31, 2012
Unsecured private 3.86 placement notes	2019-2025	$100,000	$—
4.86%	2017-2023	65,000	65,000
5.88%	2016-2022	40,000	40,000
5.69%	2013-2018	34,286	34,286
6.86%	2013-2015	12,856	12,856
Debt of foreign subsidiaries
Secured bank term loans, foreign currency	2013-2016	6,830	9,531
Secured bank term loan, U.S. dollars	—	—	3,500
Unsecured bank debt, U.S. dollars	2014	2,498	—
Unsecured bank debt, foreign currency	2014	1,428	—
Other loans, foreign currency	2013-2015	22,546	17,229

Total debt		$285,444	$182,402
Less current maturities		38,748	32,838

Long-term debt		$246,696	$149,564

On June 27, 2013, the Company completed a new $100 million unsecured private placement loan with interest to be paid semi-annually and with equal annual principal payments beginning on June 27, 2019, and continuing through final maturity on June 27, 2025. The proceeds of this loan were used, in part, to finance the acquisition of BMS’s North American polyester resins business (originally funded out of the Company’s committed revolving credit agreement), with the balance to be used for capital expenditures and other corporate purposes. This loan agreement requires the maintenance of certain financial ratios and covenants that are substantially identical to the Company’s existing long-term debt and customary events of default.

The Company has a committed $125,000,000 multi-currency revolving credit agreement that expires in September 2017. The Company maintains standby letters of credit under its workers’ compensation insurance agreements and for other purposes, as needed from time to time, which are issued under the revolving credit agreement. As of June 30, 2013, the Company had outstanding letters of credit totaling $2,777,000 and no outstanding debt under this agreement. There was $122,223,000 available under the revolving credit agreement as of June 30, 2013.

The various loan agreements contain provisions, which, among others, require maintenance of certain financial ratios and place limitations on additional debt, investments and payment of dividends. Based on the loan agreement provisions that place limitations on dividend payments, unrestricted retained earnings (i.e., retained earnings available for dividend distribution) were $137,820,000 and $114,204,000 at June 30, 2013, and December 31, 2012, respectively.

14.	OTHER, NET

Other, net in the consolidated statements of income included the following:

(In thousands)	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Foreign exchange gain (loss)	$(199)	$505	$(610)	$120
Investment income	9	14	93	18
Realized and unrealized gain (loss) on investments	173	(436)	1,071	1,010

Other, net	$(17)	$83	$554	$1,148

15.	PREFERRED STOCK REDEMPTION

On June 12, 2013, the Company announced that it would redeem on August 9, 2013 (redemption date), the remaining outstanding shares of its 5 1/2 percent Convertible Preferred Stock, without par value (preferred stock). The preferred stock will be redeemed at the contractual redemption price of $25.00 per share in cash, plus any accumulated and unpaid distributions up to but excluding the redemption date. Since the original issuance of the preferred stock in 1992, holders of a majority of the shares have elected to convert their shares into shares of the Company’s common stock. Given the low number of remaining shares of preferred stock, the Company determined that it was appropriate to eliminate this class of stock. The Company will then have common stock as its only class of outstanding equity securities.

Holders of the preferred stock who wish to convert shares of preferred stock into shares of common stock must do so by 5:00 p.m. Eastern Daylight Time on the redemption date. A share of preferred stock is convertible into 2.2835 shares of common stock.

On June 30, 2013, there were 59,665 shares of preferred stock outstanding.

16.	PURCHASE OF THE REMAINING INTEREST IN STEPAN PHILIPPINES INC.

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

17.	RECENT ACCOUNTING PRONOUNCEMENTS

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

In July 2012, the FASB issued ASU No. 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. The amendments in this update aim to simplify the impairment test for indefinite-lived intangible assets by permitting an entity the option to assess qualitative factors to determine whether it is more likely than not (defined as having a likelihood of more than 50 percent) that an indefinite-lived intangible asset is impaired as a basis for determining whether the quantitative impairment test included in Accounting Standards Codification Subtopic 350-30, Intangibles—Goodwill and Other—General Intangibles Other than Goodwill must be performed. The amendment is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company currently has no indefinite-lived intangible assets other than goodwill reported on its consolidated balance sheet. As such, adoption of this amendment did not have an effect on the Company’s financial position, results of operations or cash flows.

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

In February 2013, the FASB issued ASU No. 2013-04, Liabilities (Topic 405), Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date. This update requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date, as the sum of a) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and b) any additional amount the reporting entity expects to pay on behalf of its co-obligors. The update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The requirements of ASU No. 2013-04 are effective on a retrospective basis for interim and annual periods beginning after December 15, 2013. The Company is in the process of determining the effects, if any, that the adoption of ASU No. 2013-04 will have on the Company’s financial position, results of operations or cash flows.

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

Overview

The Company produces and sells intermediate chemicals that are used in a wide variety of applications worldwide. The overall business comprises three reportable segments:

•

Surfactants – Surfactants, which accounted for 72 percent of consolidated net sales in the first six months of 2013, are principal ingredients in consumer and industrial cleaning products such as detergents for washing clothes, dishes, carpets, floors and walls, as well as shampoos, body washes, toothpastes and fabric softeners. Other applications include germicidal quaternary compounds, lubricating ingredients, emulsifiers (for spreading agricultural products), plastics and composites and biodiesel. Surfactants are manufactured at six North American sites (five in the U.S. and one in Canada), three European sites (United Kingdom, France and Germany), three Latin American sites (Mexico, Brazil and Colombia) and two Asian sites (Philippines and Singapore). The Company also holds a 50 percent ownership interest in a joint venture, TIORCO, LLC (TIORCO), that markets chemical solutions for increasing the production of crude oil and natural gas from existing fields (enhanced oil recovery). The joint venture is accounted for under the equity method, and its financial results are excluded from surfactant segment operating results. Profits on sales of the Company’s surfactants to enhanced oil recovery customers are included in surfactants segment results.

•

Polymers – Polymers, which accounted for 23 percent of consolidated net sales in the first six months of 2013, include two primary product lines: polyols and phthalic anhydride. Polyols are used in the manufacture of rigid laminate insulation board and panels for thermal insulation in the construction industry and are also a base raw material for flexible foams and coatings, adhesives, sealants and elastomers (collectively CASE products). Phthalic anhydride is used in unsaturated polyester resins, alkyd resins and plasticizers for applications in construction materials and components of automotive, boating and other consumer products. In addition, the Company uses phthalic anhydride internally in the production of polyols. In the U.S., polymer product lines are manufactured at the Company’s Millsdale, Illinois, site and beginning June 1, 2013, at the Company’s Columbus, Georgia, site (see the ‘Acquisition’ section for information regarding the Company’s June 1, 2013, acquisition). In Europe, polyols are manufactured at the Company’s subsidiaries in Germany and Poland. In Asia, polyols are currently toll produced for the Company’s 80-percent owned joint venture in Nanjing, China (see the ‘Segment Results’ section of this MD&A for a discussion regarding the Company’s requirement to move its China facility).

•

Specialty Products – Specialty products, which accounted for 5 percent of consolidated net sales in the first six months of 2013, include flavors, emulsifiers and solubilizers used in the food and pharmaceutical industries. Specialty products are primarily manufactured at the Company’s Maywood, New Jersey, site and, in some instances, at outside contractors.

Acquisition

On June 1, 2013, the Company announced it had acquired the North American polyester resins business of Bayer MaterialScience LLC (BMS). Prior to the acquisition, BMS was a leading North American producer of powder polyester resins for metal coating applications and liquid polyester resins for CASE applications. The acquisition included a 21,000-ton production facility in Columbus, Georgia, and a modern research and development laboratory for customer technical support and new product development. Infrastructure is in place to allow for future expansion. Prior to the purchase, the acquired business had annual sales of approximately $64 million. As of the acquisition date, the new business became a part of the North American operations reporting unit included in the Company’s polymers reportable segment.

The Company is a leading producer of polyester polyol used in rigid insulation foam. The acquisition has diversified the Company’s polyol product offering and is expected to accelerate Company growth in CASE and PUSH (polyurethane systems house) applications. The Company intends to make future capital expenditures to expand production capabilities at the site.

The total acquisition purchase price was $68,212,000 cash, of which $61,067,000 was paid at closing with $7,145,000 primarily for inventory being paid over a three-month period (June 2013 through August 2013) pursuant to a transition services agreement with BMS. The acquisition was originally funded through the Company’s committed revolving credit agreement. Subsequent to closing on the acquisition, the Company completed a $100.0 million private placement loan, which was used in part to finance the acquisition (see the Liquidity and Capital Resources section of this MD&A for further information regarding the private placement borrowing).

The effect of the new business was immaterial to second quarter 2013 operating results. The Company believes that the acquisition will be slightly accretive to 2013 earnings. See Note 2 of the condensed consolidated financial statements for further details regarding the acquisition.

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

	Income (Expense)
	For the Three Months Ended June 30
(In millions)	2013	2012	Change
Deferred Compensation (Administrative expense)	$3.6	$(1.5)	$5.1	(1)
Realized/Unrealized Gains (Loss) on Investments (Other, net)	0.2	(0.3)	0.5
Investment Income (Other, net)	—	—	—

Pretax Income Effect	$3.8	$(1.8)	$5.6

	Income (Expense)
	For the Six Months Ended June 30
(In millions)	2013	2012	Change
Deferred Compensation (Administrative expense)	$(1.3)	$(5.0)	$3.7	(1)
Realized/Unrealized Gains on Investments (Other, net)	1.0	1.0	—
Investment Income (Other, net)	0.1	—	0.1

Pretax Income Effect	$(0.2)	$(4.0)	$3.8

(1)	See the Corporate Expenses section of this management’s discussion and analysis for details regarding the quarter-over-quarter and year-over-year changes in deferred compensation expense.

Effects of Foreign Currency Translation

The Company’s foreign subsidiaries transact business and report financial results in their respective local currencies. As a result, foreign subsidiary income statements are translated into U.S. dollars at average foreign exchange rates appropriate for the reporting period. Because foreign exchange rates fluctuate against the U.S. dollar over time, foreign currency translation affects period-to-period comparisons of financial statement items (i.e., because foreign exchange rates fluctuate, similar period-to-period local currency results for a foreign subsidiary may translate into different U.S. dollar results). The following tables present the effects that foreign currency translation had on the period-over-period changes in consolidated net sales and various income line items for the three and six month periods ended June 30, 2013 and 2012:

	Three Months Ended June 30			Increase Due to Foreign
(In millions)	2013	2012	Increase	Translation
Net Sales	$474.4	$470.2	$4.2	$1.5
Gross Profit	73.7	73.4	0.3	0.1
Operating Income	35.9	34.8	1.1	0.1
Pretax Income	32.2	31.5	0.7	0.1

	Six Months Ended June 30			Increase (Decrease) Due to Foreign
(In millions)	2013	2012	(Decrease)	Translation
Net Sales	$931.0	$935.5	($4.5)	$1.2
Gross Profit	146.4	150.2	(3.8)	(0.1)
Operating Income	64.2	70.2	(6.0)	—
Pretax Income	57.5	64.2	(6.7)	—

RESULTS OF OPERATIONS

Three Months Ended June 30, 2013 and 2012

Summary

Net income attributable to the Company for the second quarter of 2013 increased six percent quarter-over-quarter to $22.7 million, or $0.99 per diluted share, compared to $21.4 million, or $0.94 per diluted share, for the second quarter of 2012 (all per share data reflect the effects of the two-for-one common stock split that was effective December 14, 2012). Below is a summary discussion of the major factors leading to the quarter-over-quarter changes in net sales, profits and expenses. A detailed discussion of segment operating performance for the second quarter of 2013 follows the summary.

Consolidated net sales increased $4.2 million, or one percent, quarter over quarter. A four percent increase in sales volume and the favorable effects of foreign currency translation increased net sales by $18.3 million and $1.5 million, respectively. The surfactants and polymers segment accounted for the sales volume improvement, growing five percent and one percent, respectively. A decline in average selling prices reduced the effect of increased sales volume and foreign currency translation by $15.6 million. Quarter-over-quarter declines in surfactant raw material costs drove the decline in average selling prices.

Operating income for the second quarter of 2013 increased $1.0 million, or three percent, from operating income reported for the second quarter of 2012. Gross profit was essentially flat between quarters, increasing $0.3 million, or less than one percent. Gross profit gains for the polymer and specialty products segments were offset by a decline in gross profit for the surfactants segment. Lower costs and higher sales volume generated the polymer improvement while a favorable mix of sales led to the specialty products increase. Higher priced methyl ester inventories built to support the Singapore start-up combined with contractual selling price lags negatively impacted surfactants gross profit.

Operating expenses declined $0.7 million, or two percent, between quarters. The following summarizes the quarter-over-quarter changes in the individual income statement line items that comprise the Company’s operating expenses:

•

Selling expenses increased $1.5 million, or 11 percent, quarter over quarter. The only significant item was a $0.5 million increase related to the Company’s provisions for bad debts, which primarily related to increased European customer risk. The remainder of the quarter-over-quarter increase was due to the accumulation of increases for product registration costs, travel and other individually insignificant expenses, as well as a reduction of royalty income.

•

Administrative expenses declined $2.6 million, or 18 percent, quarter over quarter. Deferred compensation expense declined $5.1 million due to a 2013 second quarter decline in the value of Company stock compared to 2012 second quarter increase. See the ‘Overview’ and ‘Corporate Expenses’ sections of this MD&A for further details. Increases in legal and patent expenses offset the effect of deferred compensation by $0.9 million and $0.6 million, respectively. The increases were largely due to additional spending to support the Company’s acquisition and other growth and innovation initiatives. Higher expenses for salaries, U.S. expatriate support, consulting fees and computer hardware/software maintenance also partially offset the effect of lower deferred compensation expenses.

•	Research, development and technical service expenses were up $0.4 million, or three percent, quarter over quarter. Higher consulting fees and U.S. salary expenses accounted for most of the increase.

Net interest expense for the second quarter of 2013 was up $0.2 million over net interest expense for the second quarter of 2012. The increase reflected higher average debt levels. In future periods, interest expense is expected to increase because on June 27, 2013, the Company borrowed $100.0 million pursuant to a private placement note purchase agreement that expires in 2025. The Company borrowed the funds to finance the recent acquisition of the North American polyester resins business of BMS and expects to use the remaining proceeds for related capital expenditures and working capital as well as for general corporate purposes.

Other, net was less than $0.1 million of expense for the second quarter of 2013 compared to $0.1 million of income for the same period of 2012. Foreign exchange gains/losses amounted to $0.2 million of loss in the second quarter of 2013 compared to $0.5 million of income in the second quarter 2012. Investment results (including realized and unrealized gains and losses) for the Company’s deferred compensation and supplemental defined contribution mutual fund assets were $0.2 million of income in the second quarter of 2013 compared to $0.4 million of expense in the second quarter of last year.

The effective tax rate was 29.6 percent for the second quarter of 2013 compared to 31.8 percent for the second quarter of 2012. The decrease was primarily attributable to a greater percentage of consolidated income being generated outside the U.S. where the effective tax rates are lower. The decrease was also attributable to the federal research and development tax credit and the small agri-biodiesel producer tax credit which were extended retroactively from January 1, 2012, through December 31, 2013, when The American Taxpayer Relief Act of 2012 was signed into law on January 2, 2013. As a result of this legislation, the Company recorded a tax benefit of $0.3 million for amounts generated in the second quarter 2013.

Segment Results

(In thousands)	Surfactants	Polymers	Specialty Products	Segment Results	Corporate	Total
For the three months ended June 30, 2013
Net sales	$331,087	$121,325	$22,033	$474,445	—	$474,445
Operating income	25,966	13,524	4,197	43,687	(7,818)	35,869
For the three months ended June 30, 2012
Net sales	$335,114	$113,923	$21,194	$470,231	—	$470,231
Operating income	31,024	11,775	3,395	46,194	(11,373)	34,821

Surfactants

Surfactants net sales for the second quarter of 2013 declined $4.0 million, or one percent, from net sales for the second quarter of 2012. Lower quarter-over-quarter average selling prices for all regions drove the net sales decrease. The drop in average selling prices, which reflected reduced raw material costs, negatively affected the quarter-over-quarter change in net sales by $20.3 million. A five percent increase in sales volume and the favorable effects of foreign currency translation mitigated the selling price impact by $16.1 million and $0.2 million, respectively. A quarter-over-quarter comparison of net sales by region follows:

	For the Three Months Ended		Increase	Percent
(In thousands)	June 30, 2013	June 30, 2012	(Decrease)	Change
North America	$206,858	$210,398	$(3,540)	-2
Europe	68,366	71,419	(3,053)	-4
Latin America	42,445	38,984	3,461	+9
Asia	13,418	14,313	(895)	-6

Total Surfactants Segment	$331,087	$335,114	$(4,027)	-1

Net sales for North American operations declined two percent from quarter to quarter. Sales volume increased two percent due to higher sales of laundry and cleaning and personal care products along with continued strong demand for agricultural chemicals. The volume increase was somewhat tempered by weak demand for products used in oilfield and enhanced oil recovery applications largely due to start-up delays at certain key customers. A four percent decrease in average selling prices, brought on by lower quarter-over-quarter raw material costs, more than offset the effect of increased sales volume. The decrease in average selling prices accounted for $8.2 million of the net sales decline. The increase in sales volume offset the impact of reduced selling prices by $4.9 million.

Net sales for European operations declined four percent. Sales volume improved five percent, largely driven by increased demand for Company products used in personal care applications, primarily as a result of new business in the UK. Average selling prices declined nine percent mainly due to a decrease in raw material costs. The drop in average selling prices had a $6.8 million negative effect on the quarter-over-quarter change in net sales, while the sales volume growth favorably impacted the change between quarters by $3.7 million.

Net sales for Latin American operations increased nine percent due to a 15 percent improvement in sales volume, which had a $5.9 million favorable effect on the quarter-over-quarter change in net sales. Most of the sales volume improvement was generated by the Brazil subsidiary, which reported a 17 percent quarter-over-quarter increase as the Company continued to grow its surfactants business in that country. Average selling prices declined five percent between quarters, which offset the effect of sales volume by $2.4 million. Lower raw material costs led to the decline in average selling prices.

Net sales for Asia operations declined six percent due to a twelve percent decline in average selling prices, which more than offset the effect of a five percent increase in sales volume. The decrease in average selling prices reflected lower raw material costs. The sales volume increase reflected sales from the Singapore location, which was not commercially operational until the fourth quarter of 2012.

Surfactants operating income for the second quarter of 2013 declined $5.1 million, or 16 percent, from operating income for the second quarter of 2012. Gross profit decreased $3.4 million principally due to a decline in profit from North American operations. Operating expenses increased $1.7 million, or eight percent. Quarter-over-quarter comparisons of gross profit by region and total segment operating expenses and operating income follow:

	For the Three Months Ended		Increase	Percent
(In thousands)	June 30, 2013	June 30, 2012	(Decrease)	Change
Gross Profit
North America	$33,461	$38,663	$(5,202)	-13
Europe	6,563	6,056	507	+8
Latin America	6,398	5,189	1,209	+23
Asia	1,908	1,812	96	+5

Total Surfactants Segment	$48,330	$51,720	$(3,390)	-7
Operating Expenses	22,364	20,696	1,668	+8

Operating Income	$25,966	$31,024	$(5,058)	-16

North American gross profit declined 13 percent quarter over quarter due to a decline in average unit margins precipitated by the previously mentioned consumption of high priced methyl ester inventories and contractual selling price lags. A different mix of product sales (reduced sales of oilfield chemicals and increased sales of laundry and cleaning and personal care products) also contributed to the decreased margin.

Gross profit for European operations improved eight percent primarily as a result of the previously noted five percent sales volume gain.

Gross profit for Latin American operations increased 23 percent due to the 15 percent increase in sales volume and improved margins. Lower raw material costs and reduced unit overhead costs, due to fuller capacity utilization, led to the increased margins.

Asia operations gross profit improvement reflected the five percent improvement in sales volume.

Operating expenses for the surfactants segment were up $1.7 million, or eight percent, quarter over quarter. Administrative and selling expenses each increased by $0.8 million. The increase in administrative expenses was attributable to the accumulation of a number of small items for European and Asian operations, each which rose by $0.4 million. North American and European operations accounted for the selling expense increase ($0.6 million and $0.2 million, respectively). The North American selling expense increase reflected higher product registration costs, travel and bad debt expenses. The higher European selling expenses was attributable to an increase in the bad debt provision due to additional reserves required for specific customers.

Polymers

Polymers net sales for the second quarter of 2013 increased $7.4 million, or six percent, over net sales for the same quarter of 2012. Higher average selling prices, the favorable effects of foreign currency translation and a one percent increase in sales volume accounted for $5.2 million, $1.3 million and $0.9 million, respectively, of the net sales improvement. A quarter-over-quarter comparison of net sales by region is displayed below:

	For the Three Months Ended			Percent
(In thousands)	June 30, 2013	June 30, 2012	Increase	Change
North America	$74,534	$71,319	$3,215	+5
Europe	39,542	35,487	4,055	+11
Asia and Other	7,249	7,117	132	+2

Total Polymers Segment	$121,325	$113,923	$7,402	+6

Net sales for North American operations increased five percent due to a nine percent increase in average selling prices, partially offset by a four percent decline in sales volume. The higher average selling prices had a $6.0 million favorable effect on the net sales change. Higher polyol raw material costs and sales mix drove the increase in average selling prices. The effect of the sales volume decline reduced quarter-over-quarter net sales by $2.8 million. Sales volumes for phthalic anhydride decreased nine percent due to weaker demand from polyester resin customers. Polyol sales volume increased four percent primarily due to CASE sales associated with the BMS North American polyester resins acquisition made in June.

Net sales for European operations increased 11 percent due to a 10 percent increase in sales volume and the effects of foreign currency translation, which accounted for $3.5 million and $1.1 million, respectively, of the net sales improvement. An increased share of a key customer’s business, due in part to greater demand for polyols used in metal panel insulation applications, was the major contributor to the improved sales volume. Average selling prices declined one percent, which reduced the quarter-over-quarter increase in net sales by $0.5 million.

Net sales for Asia and Other operations increased two percent quarter over quarter due to a two percent increase in sales volume.

As noted in prior filings, local government officials in Nanjing, China, have informed the Company that its manufacturing facility in that city will need to be relocated. The Company’s intention is to build a new facility in the Nanjing Chemical Industrial Park. The existing China plant is no longer producing. Customers’ requirements are being sourced from inventory produced in advance of the shutdown and from the Company’s U.S. and European plants and toll production in China, which will negatively affect profits. Once begun, construction of the new plant is anticipated to take 18 to 24 months.

Polymer operating income for the second quarter of 2013 increased $1.7 million, or 15 percent, over operating income for the second quarter of 2012. Gross profit improved $2.6 million between quarters, largely due to lower costs for North American operations. Operating expenses increased $0.8 million, or 15 percent. Quarter-over-quarter comparisons of gross profit by region and total segment operating expenses and operating income follow:

	For the Three Months Ended		Increase	Percent
(In thousands)	June 30, 2013	June 30, 2012	(Decrease)	Change
Gross Profit
North America	$14,970	$11,398	$3,572	+31
Europe	5,259	5,116	143	+3
Asia and Other	(289)	857	(1,146)	-134

Total Polymers Segment	$19,940	$17,371	$2,569	+15
Operating Expenses	6,416	5,596	820	+15

Operating Income	$13,524	$11,775	$1,749	+15

Gross profit for North American operations increased 31 percent despite the four percent decrease in sales volume. Lower costs and a more favorable mix of sales drove the gross profit improvement. Last year’s results were negatively impacted by $2.0 million of additional plant expenses and product outsourcing costs related to the Company’s triennial polymer plant maintenance shutdown.

Gross profit for European operations increased three percent due to increased sales volume, partially offset by the effects of reduced unit margins brought on by lower selling prices.

The decline in gross profit for Asia and Other operations was due to reduced selling margins coupled with higher expenses resulting from shutting down production at the plant in Nanjing, China. The market price for the inventory built up prior to shutting down the plant declined thereby reducing the margin for the sale of such inventory. The higher expenses included the acceleration of $0.5 million of depreciation on all equipment that was not projected to be transferred to the new facility.

Polymer operating expenses increased $0.8 million, or 15 percent, quarter over quarter. Increased expenses for North American operations accounted for $0.5 million of the total change between quarters. Approximately $0.3 million of the North American increase related to higher research and development expenses and $0.2 million related to higher selling expenses.

Specialty Products

Net sales for the second quarter of 2013 increased $0.8 million, or four percent, over net sales for the second quarter of 2012. Operating income improved $0.8 million, or 24 percent. A greater mix of products used in pharmaceutical applications led to the increases in net sales and operating income.

Corporate Expenses

Corporate expenses, which comprise operating expenses that are not allocated to the reportable segments, declined $3.6 million (31 percent) to $7.8 million for the second quarter of 2013 from $11.4 million for the same quarter of 2012. The quarter-over-quarter decrease in corporate expenses was attributable to a $5.1 million decline in expenses related to the Company’s deferred compensation plans ($3.6 million of income for the second quarter of 2013 compared to $1.5 million of expense for the second quarter of 2012). A 2013 second quarter decline in the value of Company stock compared to a 2012 second quarter increase in the value of Company stock led to the favorable quarter-over-quarter swing in deferred compensation expense. The value of Company stock decreased $7.49 per share in the second quarter of 2013 compared to $3.19 per share increase in the second quarter of 2012. The following table presents the quarter-end Company common stock market prices used in the computation of deferred compensation income/expense:

	2013		2012
	June 30	March 31	June 30	March 31
Company Stock Price	$55.61	$63.10	$47.09	$43.90

Increases in corporate legal and patent expenses, largely due to additional spending to support the Company’s growth and innovation initiatives, offset the effect of deferred compensation by $0.9 million and $0.4 million, respectively. In addition, approximately $0.4 million of the legal expense increase resulted from a 2012 non-recurring favorable adjustment to a liability associated with a previously settled claim.

Six Months Ended June 30, 2013 and 2012

Summary

Net income attributable to the Company for the first half of 2013 declined four percent year-over-year to $41.8 million, or $1.82 per diluted share, compared to $43.7 million, or $1.93 per diluted share, for the first half of 2012 (all per share data reflect the effects of the two-for-one common stock split that was effective December 14, 2012). Below is a summary discussion of the major factors leading to the year-over-year changes in net sales, profits and expenses. A detailed discussion of segment operating performance for the first half of 2013 follows the summary.

Consolidated net sales declined $4.5 million, or less than one percent, between years. Sales volume increased three percent due to a five percent increase for the surfactants segment. Sales volumes for the polymers and specialty products segments declined three percent and seven percent, respectively. A decline in average selling prices had a negative $36.9 million impact on the year-over-year net sales change. Decreased raw material costs for surfactants led to the drop in average selling prices. The three percent increase in sales volume and the favorable effects of foreign currency translation reduced the net sales decline by $31.2 million and $1.2 million, respectively.

Operating income for the first half of 2013 declined $6.1 million, or nine percent, from operating income for the same period of 2012. Gross profit fell $3.8 million, or three percent. The surfactants segment accounted for the profit decline, as polymers segment gross profit improved and specialty products gross profit was flat year-over-year. Margin deterioration for the Company’s North American operations negatively impacted surfactants gross profit. Lower costs and improved sales mix led to improvement for polymers.

Operating expenses increased $2.3 million, or three percent, between years. The following summarizes the year-over-year changes in the individual income statement line items that comprise the Company’s operating expenses:

•

Selling expenses increased $1.5 million, or six percent, year over year. Increased bad debt expense, product registration expenses and Brazil personnel costs (salaries and hiring expenses) contributed $0.4 million, $0.3 million and $0.3 million, respectively to the increase. The bad debt expense was for additional provisions primarily related to increased European customer risk.

•

Administrative expenses declined $0.2 million, or one percent, year over year. The decrease was attributable to $3.6 million of lower deferred compensation expense, which reflected a smaller year-over-year increase in the value of Company stock. See the ‘Overview’ and ‘Corporate Expenses’ sections of this MD&A for further details. The major offsets to the decline in deferred compensation expense were increases in corporate and other legal expenses ($0.9 million), U.S. expatriate support ($0.5 million), U.S. salary expense ($0.4 million), hiring expenses ($0.3 million) and hardware and software maintenance costs ($0.3 million). The remainder of the change between years was attributable to the accumulation of numerous administrative expense increases from throughout the Company’s global organization.

•

Research, development and technical service expenses were up $0.9 million, or four percent, year over year. Higher salary expenses, consulting fees and European product registration expenses accounted for the increase.

Net interest expense for the first half of 2013 was down $0.2 million, or four percent, over net interest expense for the first half of 2012. Lower average interest rates led to the decline. As noted earlier, future interest expense is expected to increase due to the borrowing of $100.0 million under a private placement note purchase agreement executed on June 27, 2013.

The loss from the Company’s 50-percent equity joint venture (TIORCO) increased $0.3 million year over year primarily due to lower commission and technical service income.

Other, net was $0.6 million of income for the first half of 2013 compared to $1.1 million of income for the same period of 2012. Foreign exchange gains/losses amounted to $0.6 million of loss in the first half of 2013 compared to $0.1 million of income in the first half of 2012. Investment results (including realized and unrealized gains and losses) for the Company’s deferred compensation and supplemental defined contribution mutual fund assets were $1.2 million of income in the first half of 2013 versus to $1.0 million of income in the first half of last year.

The effective tax rate was 27.5 percent for the first half of 2013 compared to 31.7 percent for the first half 2012. The decrease was primarily attributable to the federal research and development tax credit and the small agri-biodiesel producer tax credit which were extended retroactively from January 1, 2012, through December 31, 2013, when The American Taxpayer Relief Act of 2012 was signed into law on January 2, 2013. As a result of this legislation, the Company recorded a tax benefit of $1.4 million in the first quarter of 2013 for amounts generated in 2012 and a tax benefit of $0.7 million for amounts generated in the first half of 2013.

Segment Results

(In thousands)	Surfactants	Polymers	Specialty Products	Segment Results	Corporate	Total
For the six months ended June 30, 2013
Net sales	$671,060	$217,323	$42,608	$930,991	—	$930,991
Operating income	55,618	24,288	7,029	86,935	(22,772)	64,163
For the six months ended June 30, 2012
Net sales	$682,270	$210,672	$42,558	$935,500	—	$935,500
Operating income	64,016	23,526	7,290	94,832	(24,611)	70,221

Surfactants

Surfactants net sales for the first half of 2013 declined $11.2 million, or two percent, from net sales for the first half of 2012. A five percent increase in sales volume favorably affected the net sales change by $33.1 million. All regions contributed to the improvement in sales volume. A decrease in average selling prices accounted for $43.8 million of the net sales decline. A drop in raw material costs was the major contributor to the selling price reductions. Foreign currency translation had a $0.5 million unfavorable effect on the year-over-year net sales change. A year-over-year comparison of net sales by region follows:

	For the Six Months Ended		Increase	Percent
(In thousands)	June 30, 2013	June 30, 2012	(Decrease)	Change
North America	$418,320	$434,915	$(16,595)	-4
Europe	146,549	147,070	(521)	—
Latin America	80,647	78,214	2,433	+3
Asia	25,544	22,071	3,473	+16

Total Surfactants Segment	$671,060	$682,270	$(11,210)	-2

Net sales for North American operations declined four percent year over year. Sales volume increased by two percent primarily higher sales of functional surfactants used in agricultural applications and biodiesel. Average selling prices declined five percent, which had a $23.6 million negative effect on the year-over-year net sales change. Lower raw material costs caused the decline in average selling prices. The increase in sales volume mitigated the impact of reduced selling prices by $7.3 million.

Net sales for European operations declined less than one percent. Sales volume increased six percent largely due to increased demand for Company products used in personal care and agricultural chemical applications. Average selling prices declined six percent due to a reduction in raw material costs.

Net sales for Latin American operations increased three percent as a result of a 10 percent increase in sales volume partially offset by a five percent decline in average selling prices and the negative effects of foreign currency translation. The higher sales volume had a $7.6 million positive effect on the year-over-year net sales change while the decline in selling prices and impact of foreign currency translation had negative effects of $4.0 million and $1.1 million, respectively. Sales volume for all three Latin American locations improved between years, with most of the increase derived from Brazil, as the Company continued to expand its surfactants franchise in that country. The decrease in average selling prices reflected declines in raw material costs.

Net sales for Asia operations increased 16 percent due to a 26 percent increase in sales volume. The sales volume increase reflected sales from the Singapore location, which was not commercially operational until the fourth quarter of 2012.

Surfactants operating income for the first half of 2013 declined $8.4 million, or 13 percent, from operating income for the first half of 2012. Gross profit decreased $5.7 million, or five percent, principally due to lower results from the segment’s North American operations. The effects of foreign currency translation contributed $0.3 million to the gross profit decline. Operating expenses increased $2.7 million, or six percent. Year-over-year comparisons of gross profit by region and total segment operating expenses and operating income follow:

	For the Six Months Ended		Increase	Percent
(In thousands)	June 30, 2013	June 30, 2012	(Decrease)	Change
Gross Profit
North America	$72,935	$80,915	$(7,980)	-10
Europe	13,432	14,074	(642)	-5
Latin America	11,890	9,121	2,769	+30
Asia	1,721	1,593	128	+8

Total Surfactants Segment	$99,978	$105,703	$(5,725)	-5
Operating Expenses	44,360	41,687	2,673	+6

Operating Income	$55,618	$64,016	$(8,398)	-13

North American gross profit decreased 10 percent year over year due to a decline in average unit margins, which primarily resulted from the consumption of high priced methyl ester inventories (built to support the Singapore start-up) and contractual selling price lags. Approximately $1.3 million of reduced biodiesel contribution was also a factor in the year-over-year decline in North American gross profit.

Gross profit for European operations declined five percent despite the six percent increase in sales volume. The decline in gross profit reflected lower unit margins, resulting from selling price reductions that outpaced the reduction in the Company’s raw material costs.

Gross profit for Latin American operations increased 30 percent due to increased unit margins and the 10 percent increase in sales volume. Lower raw material costs caused most of the increase in the unit margin. Reduced unit overhead costs contributed to the margin result.

Gross profit for Asia operations increased eight percent primarily due to the increase in sales volume.

Operating expenses for the surfactants segment were up $2.7 million, or six percent, year over year. Selling, administrative and research and development expenses were up $1.2 million, $1.1 million and $0.4 million, respectively. North American and Latin American operations accounted for $0.8 million and $0.4 million, respectively, of the selling expense increase. The accumulation of a number of small increases, including product registration costs, bad debt provision and travel expenses, contributed to the North American year-over-year change. Latin American’s increase was attributable to higher salary and hiring expenses.

European and Asian operations each contributed $0.6 million to the increase in administrative expenses. Most of the European increase resulted from higher salary and fringe benefit expenses. The Asian increase reflected the accumulation of a number of items including salary, fringe benefit and software maintenance expenses.

The increase in research and development expenses comprised higher consulting fees in North America and higher product registration expenses in Europe.

Polymers

Polymers net sales for the first half of 2013 increased $6.7 million, or three percent, over net sales for the first half of 2012. Higher average selling prices and the effects of foreign currency translation accounted for $11.2 million and $1.5 million, respectively, of the year-over-year net sales increase. A three percent decrease in sales volume negatively offset the impact of higher selling prices and foreign currency translation by $6.0 million. A year-over-year comparison of net sales by region is displayed below:

	For the Six Months Ended
(In thousands)	June 30, 2013	June 30, 2012	Increase (Decrease)	Percent Change
North America	$134,593	$131,943	$2,650	+2
Europe	72,592	67,516	5,076	+8
Asia and Other	10,138	11,213	(1,075)	-10

Total Polymers Segment	$217,323	$210,672	$6,651	+3

Net sales for North American operations increased two percent due to an eight percent increase in average selling prices, partially offset by a five percent decline in sales volume. The increase in average selling prices, which was driven by increased raw material costs, positively affected the change in net sales by $9.9 million. The drop in sales volume reduced year-over-year net sales by $7.2 million. Sales volume for phthalic anhydride fell 11 percent primarily attributable to weaker demand from polyester resin customers. Polyol sales volume increased one percent primarily due to new CASE business related to the BMS North American polyester resins acquisition made in June.

Net sales for European operations increased eight percent due to a four percent improvement in sales volume, the effects of foreign currency translation and a two percent increase in average selling prices, which accounted for $2.5 million, $1.4 million and $1.2 million, respectively, of the growth in net sales. An increased share of business at a key customer, due in part to greater demand for polyols used in metal panel insulation applications, was the major contributor to the improved sales volume. Raw material cost increases led to the higher average selling prices.

Net sales for Asia and Other operations declined 10 percent between years due to a 10 percent decrease in sales volume. The sales decline reflected uncertainty in the China economy.

Polymer operating income for the first half of 2013 increased $0.8 million, or three percent, over operating income for the first half of 2012. Gross profit improved $1.7 million between years, mainly due to lower costs for North American operations. Operating expenses increased $0.9 million, or eight percent. Year-over-year comparisons of gross profit by region and total segment operating expenses and operating income follow:

	For the Six Months Ended
(In thousands)	June 30, 2013	June 30, 2012	Increase (Decrease)	Percent Change
Gross Profit
North America	$26,381	$23,184	$3,197	+14
Europe	10,396	10,480	(84)	-1
Asia and Other	(286)	1,124	(1,410)	-125

Total Polymers Segment	$36,491	$34,788	$1,703	+5
Operating Expenses	12,203	11,262	941	+8

Operating Income	$24,288	$23,526	$762	+3

Gross profit for North American operations increased 14 percent due to the effects of lower costs and a favorable mix of sales that more than offset the impact of a five percent decrease in sales volume. Last year’s gross profit was adversely affected by $2.0 million of additional plant expenses and product outsourcing costs related to the Company’s triennial polymer plant maintenance shutdown.

Gross profit for European operations declined one percent primarily due to higher raw material costs that negatively impacted margins.

The decline in gross profit for Asia and Other operations was due to the 10 percent decrease in sales volume and to higher expenses. As a result of the need to vacate the current manufacturing facility in China, the Company accelerated $0.6 million of depreciation on all assets that were not projected to be moved to the new site.

Polymer operating expenses increased $0.9 million, or eight percent, year over year. Increased expenses for North American operations accounted for $0.5 million of the total change, of which $0.4 million was attributable to higher research and development expenses. Higher European operations selling expenses and the effects of foreign currency translation accounted for the remainder of the year-over-year operating expense change.

Specialty Products

Net sales and gross profit for the first half of 2013 were essentially unchanged from net sales and gross profit reported for the same period of 2012. Operating income declined $0.3 million, or four percent, year over year due to higher patent fees and legal expenses.

Corporate Expenses

Corporate expenses declined $1.8 million (eight percent) to $22.8 million for the first half of 2013 from $24.6 million for the first half of 2012. The decrease in corporate expenses was attributable to a $3.7 million decline in deferred compensation expense ($1.3 million for the first half of 2013 compared to $5.0 million for the first half of 2012). A smaller increase in the value of Company stock for the first half of 2013 compared to the increase for the first half of 2012 led to the reduction in deferred compensation expense. The value of Company stock increased $0.07 per share for the first half of 2013 compared to $7.01 per share for the first half of 2012. The following table presents the quarter end Company common stock market prices used in the computation of deferred compensation expense:

	2013	2012		2011
	June 30	December 31	June 30	December 31
Company Stock Price	$55.61	$55.54	$47.09	$40.08

Increases in legal, expatriate and salary expenses offset the effect of deferred compensation by $0.8 million, $0.5 million and $0.4 million, respectively. Much of the increases in these expenses reflected costs to support the various growth and innovation initiatives undertaken by the Company.

LIQUIDITY AND CAPITAL RESOURCES

For the first six months of 2013, operating activities were a source of $41.8 million compared to $36.8 million for the comparable period in 2012. For the current year period, investing cash outflows totaled $108.4 million and non-debt financing activities consumed $4.3 million. To fund these requirements, the Company increased debt by $103.6 million. Cash was increased by $30.0 million with exchange rates reducing cash by $2.7 million.

For the current year-to-date, net income was down $2.2 million and working capital consumed $7.0 million less than during the comparable period in 2012. Cash outflows for investing activities increased by $66.4 million year over year. Cash provided by financing activities was a source of $99.3 million in 2013 versus a use of $9.2 million in 2012.

For the current year-to-date, accounts receivable were a use of $49.2 million versus a use of $19.7 million use for the comparable year-ago period. Inventories were a use of $4.0 million in 2013 versus a use of $28.0 million in 2012. Accounts payable and accrued liabilities were a source of $29.5 million in 2013 versus a source of $12.3 million in 2012.

During the first six months of both 2013 and 2012, changes in raw material costs had little effect on working capital. The Company’s working capital investment is heavily influenced by the cost of crude oil and natural oils, from which many of its raw materials are derived. Fluctuations in raw material costs translate directly to inventory carrying costs and indirectly to customer selling prices and accounts receivable.

The increased current year accounts receivable cash use was driven mainly by second quarter 2013 net sales, which exceeded fourth quarter 2012 net sales more than for the comparable quarters last year. Accounts receivable turnover did not change significantly between December 31, 2012, and June 30, 2013 and turnover was not a significant factor in the year-over-year cash flow comparisons. The year-to-date inventory cash use was driven mainly by higher quantities to support customer service levels for the U.S. The Company has not changed its own payments practices related to its payables. It is management’s opinion that the Company’s liquidity is sufficient to provide for potential increases in working capital during the remainder of 2013.

Investing cash outflows for the first half of 2013 included capital expenditures of $42.0 million compared to $40.8 million for the comparable year-ago period. Current year investing outflows also included $62.6 million for the acquisition of the North American polyester resins business of BMS, discussed previously. Other investing activities consumed $3.7 million in 2013 versus $1.1 million in 2012.

For 2013, the Company estimates that capital expenditures will range from $105 million to $110 million including capacity expansions in Brazil, Germany, China and the United States.

The Company purchases its common shares in the open market from time to time to fund its own benefit plans and also to mitigate the dilutive effect of new shares issued under its benefit plans. The Company may also make open market repurchases as cash flows permit when, in management’s opinion, the Company’s shares are undervalued in the market. For the first half of 2013, the Company purchased 41,688 shares in the open market at a total cost of $2.3 million. As of June 30, 2013, there were 958,312 shares remaining under the current share repurchase authorization.

At June 30, 2013, the Company’s cash and cash equivalents totaled $106.9 million, including $47.4 million in two separate U.S. money market funds, each of which was rated AAA by Standard and Poor’s and Aaa by Moody’s. Cash in U.S. demand deposit accounts totaled $8.4 million and cash of the Company’s non-U.S. subsidiaries held outside the U.S. totaled $51.1 million as of June 30, 2013.

Total Company balance sheet debt increased by $103.0 million for the current year to date, from $182.4 million to $285.4 million with increases of $100.0 million in domestic debt and $3.0 million in foreign debt. Net debt (which is defined as total debt minus cash) increased by $73.1 million for the current year to date, from $105.5 million to $178.6 million. At June 30, 2013, the ratio of total debt to total debt plus shareholders’ equity was 35.9 percent compared to 27.5 percent at December 31, 2012. At June 30, 2013, the ratio of net debt to net debt plus shareholders’ equity was 26.0 percent compared to 18.0 percent at December 31, 2012.

At June 30, 2013, the Company’s debt included $252.1 million of unsecured private placement loans with maturities extending from 2013 through 2025. These loans are the Company’s primary source of long-term debt financing and are supplemented by bank credit facilities to meet short and medium-term needs.

On June 27, 2013, the Company entered into a $100.0 million long-term private placement loan with five insurance companies. This loan bears interest at a fixed rate of 3.86% with interest to be paid semi-annually and with equal annual principal payments beginning on June 27, 2019, and continuing through final maturity on June 27, 2025. Stepan used the net proceeds from the issuance of the Notes primarily to finance the Company’s recent acquisition of the North American Polyester Resins business of BMS, including the production facility located in Columbus, Georgia and expects to use the remaining proceeds for related capital expenditures and working capital as well as for general corporate purposes. This loan agreement requires the maintenance of certain financial ratios and covenants that are substantially identical to the Company’s existing long-term debt and customary events of default.

The Company has a committed $125.0 million multi-currency syndicated revolving credit agreement. The credit agreement allows the Company to make unsecured borrowings, as requested from time to time, for working capital and other corporate purposes. This unsecured facility is the Company’s primary source of short-term borrowings and is committed through September 20, 2017, with terms and conditions that are substantially equivalent to those of the Company’s other U.S. loan agreements. At June 30, 2013, the Company had outstanding letters of credit of $2.8 million and no borrowings under this agreement, with $122.2 million remaining available. The Company anticipates that cash from operations, committed credit facilities and cash on hand will be sufficient to fund anticipated capital expenditures, working capital, dividends and other planned financial commitments for the foreseeable future.

Certain foreign subsidiaries of the Company maintain term loans and short-term bank lines of credit in their respective local currencies to meet working capital requirements as well as to fund capital expenditure programs and acquisitions. As of June 30, 2013, the Company’s European subsidiaries had bank term loans of $6.9 million with maturities through 2016 and short-term bank debt of $21.0 million with remaining short-term borrowing capacity of $13.4 million. The Company’s Latin American subsidiaries had no short-term bank debt with $9.9 million of unused short-term borrowing capacity. The Company’s Philippine subsidiary had $3.9 million of short-term bank loans, which were guaranteed by the Company, with $4.1 million of unused borrowing capacity. The Company’s majority-owned joint venture in China had short-term bank debt of $1.5 million, with unused borrowing capacity of $5.0 million, on bank credit lines guaranteed by the Company.

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

The Company believes it was in compliance with all of its loan agreements as of June 30, 2013. Based on current projections, the Company believes it will be in compliance with its loan agreements throughout 2013.

ENVIRONMENTAL AND LEGAL MATTERS

The Company is subject to extensive federal, state and local environmental laws and regulations. Although the Company’s environmental policies and practices are designed to ensure compliance with these laws and regulations, future developments and increasingly stringent environmental regulation could require the Company to make additional unforeseen environmental expenditures. The Company will continue to invest in the equipment and facilities necessary to comply with existing and future regulations. During the first six months of 2013 and 2012, the Company’s expenditures for capital projects related to the environment were $2.6 million and $1.4 million, respectively. These projects are capitalized and depreciated over their estimated useful lives, which are typically 10 years. Recurring costs associated with the operation and maintenance of facilities for waste treatment and disposal and managing environmental compliance in ongoing operations at the Company’s manufacturing locations were $8.6 million and $8.9 million for the six months ended June 30, 2013 and 2012, respectively. While difficult to project, it is not anticipated that these recurring expenses will increase significantly in the future.

Over the years, the Company has received requests for information related to or has been named by the government as a potentially responsible party at a number of waste disposal sites where cleanup costs have been or may be incurred under CERCLA and similar state statutes. In addition, damages are being claimed against the Company in general liability actions for alleged personal injury or property damage in the case of some disposal and plant sites. The Company believes that it has made adequate provisions for the costs it may incur with respect to the sites. It is the Company’s accounting policy to record liabilities when environmental assessments and/or remedial efforts are probable and the cost or range of possible costs can be reasonably estimated. When no amount within the range is a better estimate than any other amount, the minimum is accrued. Some of the factors on which the Company bases its estimates include information provided by feasibility studies, potentially responsible party negotiations and the development of remedial action plans. After partial remediation payments at certain sites, the Company has estimated a range of possible environmental and legal losses of $10.0 million to $29.0 million at June 30, 2013, compared to $10.3 million to $28.9 million at December 31, 2012. At June 30, 2013, and December 31, 2012, the Company’s accrued liability for such losses, which represented the Company’s best estimate within the estimated range of possible environmental and legal losses, was $15.1 million and $15.4 million, respectively. During the first six months of 2013, cash outlays related to legal and environmental matters approximated $1.3 million compared to $1.5 million for the first six months of 2012.

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

OUTLOOK

Despite the lower first half operating results, management remains optimistic about the Company’s long-term growth.

Global surfactant consumer product volumes should continue to grow, particularly in Brazil. Higher raw material cost inventory built to support the Company’s Singapore plant start-up and the subsequent decline in commodity prices negatively impacted the Company’s first half surfactant margins by approximately $3.0 million and will potentially have up to $1.7 million negative effect in the second half. The Singapore methyl ester plant is operational and should contribute to earnings in the second half. Surfactants sold for use in enhanced oil recovery are expected to improve compared to the slow first half. Demand for agricultural surfactants should remain strong.

The polymer segment is experiencing steady improvement in polyol volume after a slow start due to protracted winter weather delaying many roof insulation projects. The second quarter acquisition of the North America polyester resin business from BMS should be modestly accretive to earnings in 2013 and more so after new capacity is added to manufacture additional polyol products for the CASE markets.

The slow start to the year will make full year earnings growth an aggressive target. Management will continue to pursue investments that can accelerate Company growth.

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

Item 4 – Controls and Procedures

a.	Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures as of the end of the most recent fiscal quarter covered by this Form 10-Q, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) were effective as of June 30, 2013.

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

Item 1A – Risk Factors

There have been no material changes from the risk factors disclosed in the Company’s 2012 Annual Report on Form 10-K.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April	2,100	$58.03	—	—
May	34,357	$54.67	—	—
June	5,231	$52.51	—	—

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Mine Safety Disclosures

Not applicable

Item 5 – Other Information

None

Item 6 – Exhibits

(a)	Exhibit 3(a)	–	Copy of Amended and Restated Certificate of Incorporation of Stepan Company, filed May 1, 2013, with the State of Delaware

(b)	Exhibit 10(a)	–	Copy of Note Purchase Agreement, dated as of June 27, 2013, regarding 3.86% Senior Notes due June 27, 2025, included with the Company’s Current Report on Form 8-K filed on July 3, 2013, and incorporated herein by reference

(c)	Exhibit 31.1	–	Certification of President and Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)

(d)	Exhibit 31.2	–	Certification of Vice President and Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)

(e)	Exhibit 32	–	Certification pursuant to 18 U.S.C. Section 1350

(f)	Exhibit 101.INS	–	XBRL Instance Document

(g)	Exhibit 101.SCH	–	XBRL Taxonomy Extension Schema Document

(h)	Exhibit 101.CAL	–	XBRL Taxonomy Extension Calculation Linkbase Document

(i)	Exhibit 101.DEF		XBRL Taxonomy Extension Definition Document

(j)	Exhibit 101.LAB	–	XBRL Taxonomy Extension Label Linkbase Document

(k)	Exhibit 101.PRE	–	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEPAN COMPANY

Date: July 31, 2013	/s/ James. E. Hurlbutt
James. E. Hurlbutt
Vice President and Chief Financial Officer