Form 10-Q
period 2013-09-30
STEPAN CO
filed 2013-10-30
CIK 94049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 24, 2013
Common Stock, $1 par value	22,318,652 Shares

Part I FINANCIAL INFORMATION

Item 1 — Financial Statements

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Unaudited

(In thousands, except per share amounts)	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
Net Sales	$475,466	$440,978	$1,406,457	$1,376,478
Cost of Sales	401,125	369,725	1,185,709	1,155,045

Gross Profit	74,341	71,253	220,748	221,433
Operating Expenses:
Selling	12,895	12,128	41,063	38,764
Administrative	18,127	14,389	49,008	45,427
Research, development and technical services	12,234	10,845	35,429	33,130

	43,256	37,362	125,500	117,321

Operating Income	31,085	33,891	95,248	104,112
Other Income (Expense):
Interest, net	(2,987)	(2,684)	(7,495)	(7,374)
Loss from equity in joint ventures	(1,325)	(1,376)	(4,061)	(3,817)
Other, net (Note 14)	1,074	404	1,628	1,552

	(3,238)	(3,656)	(9,928)	(9,639)

Income Before Provision for Income Taxes	27,847	30,235	85,320	94,473
Provision for Income Taxes	7,698	9,916	23,520	30,279

Net Income	20,149	20,319	$61,800	$64,194

Net (Income) Loss Attributable to Noncontrolling Interests (Note 3)	253	(89)	378	(237)

Net Income Attributable to Stepan Company	$20,402	$20,230	$62,178	$63,957

Net Income Per Common Share Attributable to Stepan Company (Note 10):
Basic	$0.90	$0.95	$2.75	$3.01

Diluted	$0.89	$0.89	$2.71	$2.82

Shares Used to Compute Net Income Per Common Share Attributable to Stepan Company (Note 10):
Basic	22,700	21,162	22,576	21,106

Diluted	22,936	22,736	22,914	22,708

Dividends Declared Per Common Share	$0.16	$0.14	$0.48	$0.42

All share and per share data reflect the effects of the two-for-one common stock split that was effective December 14, 2012.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited

(In thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
Net income	$20,149	$20,319	$61,800	$64,194
Other comprehensive income (loss):
Foreign currency translation adjustments (Note 11)	5,752	5,513	(6,806)	3,493
Pension liability adjustment, net of tax (Note 11)	810	512	2,538	1,676
Derivative instrument activity, net of tax (Note 11)	3	34	(18)	98

Other comprehensive income (loss)	6,565	6,059	(4,286)	5,267

Comprehensive income	26,714	26,378	57,514	69,461
Comprehensive (income) loss attributable to noncontrolling interests (Note 3)	248	(97)	344	(299)

Comprehensive income attributable to Stepan Company	$26,962	$26,281	$57,858	$69,162

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(In thousands)	September 30, 2013	December 31, 2012
Assets
Current Assets:
Cash and cash equivalents	$103,088	$76,875
Receivables, net	293,142	255,858
Inventories (Note 7)	178,402	162,013
Deferred income taxes	9,797	9,876
Other current assets	24,471	18,456

Total current assets	608,900	523,078

Property, Plant and Equipment:
Cost (Note 2)	1,293,619	1,200,355
Less: accumulated depreciation	812,695	778,333

Property, plant and equipment, net	480,924	422,022

Goodwill, net (Note 2)	11,737	7,199
Other intangible assets, net (Note 2)	24,433	8,778
Long-term investments (Note 4)	16,917	14,093
Other non-current assets	10,493	10,308

Total assets	$1,153,404	$985,478

Liabilities and Equity
Current Liabilities:
Current maturities of long-term debt (Note 13)	$35,230	$32,838
Accounts payable	156,126	141,668
Accrued liabilities	74,542	72,661

Total current liabilities	265,898	247,167

Deferred income taxes	13,364	9,200

Long-term debt, less current maturities (Note 13)	241,575	149,564

Other non-current liabilities	99,741	98,667

Commitments and Contingencies (Note 8)
Equity:
5-1/2% convertible preferred stock, cumulative, voting, without par value; authorized 2,000,000 shares; issued and outstanding 0 shares in 2013 and 61,935 shares in 2012 (Note 15)	—	1,548
Common stock, $1 par value; authorized 60,000,000 shares; Issued 25,544,579 shares in 2013 and 25,141,610 shares in 2012	25,545	25,142
Additional paid-in capital	134,506	125,003
Accumulated other comprehensive loss (Note 11)	(42,570)	(38,250)
Retained earnings	471,972	420,472
Less: Common treasury stock, at cost, 3,229,727 shares in 2013 and 3,175,638 shares in 2012	(58,178)	(54,930)

Total Stepan Company stockholders’ equity	531,275	478,985

Noncontrolling interests (Note 3)	1,551	1,895

Total equity	532,826	480,880

Total liabilities and equity	$1,153,404	$985,478

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Nine Months Ended September 30
(In thousands)	2013	2012
Cash Flows From Operating Activities
Net income	$61,800	$64,194
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,450	37,942
Deferred compensation	3,492	6,262
Realized and unrealized gain on long-term investments	(2,186)	(1,717)
Stock-based compensation	1,420	749
Deferred income taxes	2,793	3,389
Other non-cash items	5,871	4,037
Changes in assets and liabilities:
Receivables, net	(41,145)	(5,531)
Inventories	(9,631)	(44,142)
Other current assets	(5,867)	(2,186)
Accounts payable and accrued liabilities	26,585	24,708
Pension liabilities	1,358	(4,798)
Environmental and legal liabilities	(651)	(285)
Deferred revenues	(305)	(662)
Excess tax benefit from stock options and awards	(3,278)	(3,925)

Net Cash Provided By Operating Activities	81,706	78,035

Cash Flows From Investing Activities
Expenditures for property, plant and equipment	(67,077)	(60,855)
Business acquisition (Note 2)	(68,212)	—
Sale of mutual funds	571	537
Other, net	(5,142)	(2,875)

Net Cash Used In Investing Activities	(139,860)	(63,193)

Cash Flows From Financing Activities
Revolving debt and bank overdrafts, net	6,412	(2,693)
Other debt borrowings	100,000	—
Other debt repayments	(12,567)	(8,581)
Dividends paid	(10,678)	(9,234)
Company stock repurchased	(2,275)	(1,000)
Stock option exercises	3,715	3,430
Payment to noncontrolling interest (Note 17)	—	(2,000)
Excess tax benefit from stock options and awards	3,278	3,925
Other, net	(1,606)	(3,708)

Net Cash Provided By (Used In) Financing Activities	86,279	(19,861)

Effect of Exchange Rate Changes on Cash	(1,912)	575

Net Increase (Decrease) in Cash and Cash Equivalents	26,213	(4,444)
Cash and Cash Equivalents at Beginning of Period	76,875	84,099

Cash and Cash Equivalents at End of Period	$103,088	$79,655

Supplemental Cash Flow Information
Cash payments of income taxes, net of refunds	$18,151	$20,638

Cash payments of interest	$5,482	$6,224

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

Unaudited

1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements included herein have been prepared by Stepan Company (Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate and make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company’s financial position as of September 30, 2013, and its results of operations for the three and nine months ended September 30, 2013 and 2012, and cash flows for the nine months ended September 30, 2013 and 2012, have been included. These financial statements and related footnotes should be read in conjunction with the financial statements and related footnotes included in the Company’s 2012 Form 10-K.

2.	ACQUISITION

On June 1, 2013, the Company acquired the North American polyester resins business of Bayer MaterialScience LLC (BMS). Prior to the acquisition, BMS was a North American producer of powder polyester resins for metal coating applications and liquid polyester resins for coatings, adhesives, sealants and elastomers (CASE) applications. The purchase included a 21,000-ton production facility in Columbus, Georgia, and a modern research and development laboratory for customer technical support and new product development. Infrastructure is in place to allow for future expansion. The acquisition has diversified the Company’s polyol product offering and is expected to accelerate the Company’s growth in CASE and PUSH (polyurethane systems house) applications. As of the acquisition date, the new business and acquired net assets became a part of the North American operations reporting unit included in the Company’s polymers reportable segment. The new business’s post-acquisition net sales included in consolidated net sales for the three and nine months ended September 30, 2013, were $13,734,000 and $18,175,000, respectively. The acquisition’s effect on earnings was immaterial for the three and nine months ended September 30, 2013.

The total acquisition purchase price was $68,212,000 cash, of which $61,067,000 was paid at closing and $7,145,000 primarily for inventory was paid over a three-month period (June 2013 through August 2013) pursuant to a transition services agreement with BMS. The acquisition was originally funded through the Company’s committed revolving credit agreement. Subsequent to closing on the acquisition, the Company completed a $100,000,000 private placement loan, which was used in part to finance the acquisition (see Note 13 for additional information regarding the private placement loan).

In addition to the purchase price paid, the Company incurred $270,000 of acquisition-related expenses relating to legal, consulting, valuation and accounting services. These costs were reflected in administrative expenses on the Company’s consolidated statement of income in the second quarter ended June 30, 2013.

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

The acquired goodwill, which was assigned entirely to the Company’s North American operations reporting unit included in the Company’s polymers reportable segment, is deductible for tax purposes. The goodwill reflects the potential marketing, manufacturing and raw material sourcing synergies of the new business with the Company’s existing polymer business. Identifiable intangible assets included a technology and manufacturing know-how license agreement ($7,900,000), a trademark/trade name ($3,800,000) and customer relationships ($6,100,000). The amortization periods for these intangibles at the time of acquisition were 8, 11 and 12 years, respectively. The purchase price allocation is final. There were no changes to the amounts reported for the three and six months ended June 30, 2013.

The following is pro forma financial information prepared under the assumption that the acquisition of the BMS North American polyester resins business occurred on January 1, 2012.

Pro Forma Financial Information

Unaudited

(In thousands, except per share amounts)	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
Net Sales	$475,466	$457,263	$1,433,278	$1,425,243

Net Income Attributable to Stepan Company	$20,603	$20,988	$63,064	$64,708

Net Income Per Common Share Attributable to Stepan Company:
Basic	$0.91	$0.98	$2.79	$3.04

Diluted	$0.90	$0.92	$2.75	$2.85

The supplemental pro forma information is presented for illustrative purposes only and may not be indicative of the consolidated results that would have actually been achieved by the Company. Furthermore, future results may vary significantly from the results reflected in the pro forma information. The pro forma results include adjustments primarily related to amortization of acquired intangible assets, depreciation of the fair value adjustment of acquisition-date plant assets, interest on borrowings and tax expense. In addition, nonrecurring adjustments to pro forma net income include $270,000 of acquisition- related expenses and $558,000 of expense related to the fair value adjustment of the acquisition date inventory; such expenses were excluded from 2013 pro forma net income and included in pro forma net income for the nine months ended September 30, 2012.

3.	RECONCILIATIONS OF EQUITY

Below are reconciliations of total equity, Company equity and equity attributable to the noncontrolling interests for the nine months ended September 30, 2013 and 2012:

(In thousands)	Total Equity	Stepan Company Equity	Noncontrolling Interests’ Equity (3)
Balance at January 1, 2013	$480,880	$478,985	$1,895
Net income (loss)	61,800	62,178	(378)
Dividends	(10,678)	(10,678)	—
Common stock purchases (1)	(3,334)	(3,334)	—
Redemption of preferred stock	(21)	(21)	—
Stock option exercises	3,715	3,715	—
Defined benefit pension adjustments, net of tax	2,538	2,538	—
Translation adjustments	(6,806)	(6,840)	34
Derivative instrument activity, net of tax	(18)	(18)	—
Other (2)	4,750	4,750	—

Balance at September 30, 2013	$532,826	$531,275	$1,551

(In thousands)	Total Equity	Stepan Company Equity	Noncontrolling Interests’ Equity (3)
Balance at January 1, 2012	$405,465	$401,211	$4,254
Net income	64,194	63,957	237
Purchase of remaining interest in Stepan Philippines, Inc. from noncontrolling interest	(2,000)	748	(2,748)
Dividends	(9,234)	(9,234)	—
Common stock purchases (1)	(5,408)	(5,408)	—
Stock option exercises	4,645	4,645	—
Defined benefit pension adjustments, net of tax	1,676	1,676	—
Translation adjustments	3,493	3,431	62
Derivative instrument activity, net of tax	98	98	—
Other (2)	4,829	4,829	—

Balance at September 30, 2012	$467,758	$465,953	$1,805

(1)	Includes the value of Company shares purchased in the open market, the value of Company common shares tendered by employees to settle minimum statutory withholding taxes related to the receipt of performance awards and deferred compensation distributions, and the value of Company common shares tendered in lieu of cash for stock option exercises.
(2)	Primarily comprised of activity related to stock-based compensation, deferred compensation and excess tax benefits.
(3)	2013 includes noncontrolling interest in the Company’s China joint venture. 2012 includes noncontrolling interests in the Company’s China and Philippines joint ventures. The noncontrolling interest in the Philippines joint venture ended on March 22, 2012, when the Company purchased the remaining interest in that entity. See Note 17.

4.	FAIR VALUE MEASUREMENTS

The following are the financial instruments held by the Company at September 30, 2013 and December 31, 2012, and the methods and assumptions used to estimate the instruments’ fair values:

Cash and cash equivalents

Carrying value approximates fair value because of the short maturity of the instruments.

Derivative assets and liabilities

Derivative assets and liabilities relate to the foreign currency exchange and interest rate contracts discussed in Note 5. Fair value and carrying value were the same because the contracts were recorded at fair value. The fair values of the foreign currency contracts were calculated as the difference between the applicable forward foreign exchange rates at the reporting date and the contracted foreign exchange rates multiplied by the contracted notional amounts. The fair values of the interest rate swaps were calculated as the difference between the contracted swap rate and the current market replacement swap rate multiplied by the present value of one basis point for the notional amount of the contract. See the table that follows the financial instrument descriptions for the reported fair values of derivative assets and liabilities.

Long-term investments

Long-term investments included the mutual fund assets the Company held at the reporting dates to fund a portion of its deferred compensation liabilities and all of its non-qualified supplemental executive defined contribution obligations (see the defined contribution plans section of Note 9). Fair value and carrying value were the same because the mutual fund assets were recorded at fair value in accordance with the fair value option rules set forth in the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 825, Financial Instruments. Fair values for the mutual funds were calculated using the published market price per unit at the reporting date multiplied by the number of units held at the reporting date. See the table that follows the financial instrument descriptions for the reported fair value of long-term investments.

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

At September 30, 2013, and December 31, 2012, the fair value of debt and the related carrying values, including current maturities, were as follows:

(In thousands)	September 30, 2013	December 31, 2012
Fair value	$286,643	$194,620
Carrying value	276,805	182,402

The following tables present financial assets and liabilities measured on a recurring basis at fair value as of September 30, 2013, and December 31, 2012, and the level within the fair value hierarchy in which the fair value measurement falls:

(In thousands)	September 2013	Level 1	Level 2	Level 3
Mutual fund assets	$16,917	$16,917	$—	$—
Derivative assets:
Foreign currency contracts	31	—	31	—

Total assets at fair value	$16,948	$16,917	$31	$—

Derivative liabilities:
Foreign currency contracts	$30	$—	$30	$—
Interest rate contracts	27	—	27	—

Total liabilities at fair value	$57	$—	$57	$—

(In thousands)	December 2012	Level 1	Level 2	Level 3
Mutual fund assets	$14,093	$14,093	$—	$—
Derivative assets:
Foreign currency contracts	67	—	67	—

Total assets at fair value	$14,160	$14,093	$67	$—

Derivative liabilities:
Foreign currency contracts	$2	$—	$2	$—
Interest rate contracts	57	—	57	—

Total liabilities at fair value	$59	$—	$59	$—

5.	DERIVATIVE INSTRUMENTS

The Company is exposed to certain risks relating to its ongoing business operations. The primary risk managed by the use of derivative instruments is foreign currency exchange risk. The Company holds forward foreign currency exchange contracts that are not designated as any type of accounting hedge as defined by U.S. generally accepted accounting principles (although they are effectively economic hedges). The contracts are used to manage the Company’s exposure to exchange rate fluctuations on certain Company subsidiary accounts receivable, accounts payable and other obligation balances that are denominated in currencies other than the entities’ functional currencies. The forward foreign exchange contracts are recognized on the balance sheet as either an asset or a liability measured at fair value. Gains and losses arising from recording the foreign exchange contracts at fair value are reported in earnings as offsets to the losses and gains reported in earnings arising from the re-measurement of the receivable and payable balances into the applicable functional currencies. At September 30, 2013, and December 31, 2012, the Company had open forward foreign currency exchange contracts, with settlement dates of about one month, to buy or sell foreign currencies with a U.S. dollar equivalent of $19,115,000 and $16,258,000, respectively.

At times, the Company also holds forward foreign currency exchange contracts that are designated as a cash flow hedge. Most recently, the Company used these contracts to manage the risks and related cash flow variability resulting from exposure to exchange rate fluctuations on forecasted progress payments related to a construction project undertaken in Singapore. The progress payments were denominated in a currency other than the Singapore location’s functional currency. The Company completed its hedging activity for the progress payments in September 2013. When in use, the forward foreign exchange contracts were recognized on the balance sheet as either an asset or a liability measured at fair value. Period-to-period changes in the fair value of the hedging instruments were recognized as gains or losses in other comprehensive income, to the extent effective. The accumulated gains and losses are being reclassified out of accumulated other comprehensive income (AOCI) into earnings in the periods over which the asset is being depreciated. The amount in AOCI at September 30, 2013, that is expected to be reclassified into earnings in the next 12 months is insignificant. The Company had no open forward foreign currency exchange contracts designated as cash flow hedges at September 30, 2013. At December 31, 2012, the Company had open forward foreign currency exchange contracts designated as cash flow hedges with U.S. dollar equivalent amounts of $1,197,000.

The Company is exposed to volatility in short-term interest rates and mitigates certain portions of that risk by using interest rate swaps. The interest rate swaps are recognized on the balance sheet as either an asset or a liability measured at fair value. The Company held interest rate swap contracts with notional values of $2,435,000 at September 30, 2013, and $2,969,000 at December 31, 2012, which were designated as cash flow hedges. Period-to-period changes in the fair value of interest rate swap contracts are recognized as gains or losses in other comprehensive income, to the extent effective. As each interest rate swap hedge contract is settled, the corresponding gain or loss is reclassified out of AOCI into earnings in that settlement period. The latest date through which the Company expects to hedge its exposure to the volatility of short-term interest rates is March 31, 2015.

The fair values of the derivative instruments held by the Company on September 30, 2013, and December 31, 2012, and derivative instrument gains and losses for the three and nine month periods ended September 30, 2013 and 2012, were immaterial. For amounts reclassified out of AOCI into earnings for the three and nine months periods ended September 30, 2013 and 2012, see Note 11.

6.	STOCK-BASED COMPENSATION

On September 30, 2013, the Company had stock options outstanding under its 2000 Stock Option Plan, stock options and stock awards outstanding under its 2006 Incentive Compensation Plan and stock options, stock awards and stock appreciation rights (SARs) outstanding under its 2011 Incentive Compensation Plan.

Compensation expense/(income) recorded for all stock options, stock awards and SARs was as follows:

(In thousands)

Three Months Ended September 30		Nine Months Ended September 30
2013	2012	2013	2012
$996	$(842)	$1,420	$749

The quarter-over-quarter and year-over-year increase in stock-based compensation expense primarily resulted from the 2012 third quarter assessment that the profitability targets for the performance awards that would vest on December 31, 2012, were not attainable. Consequently, previously accrued compensation expense for those awards was reversed.

Unrecognized compensation costs for stock options, stock awards and SARs was as follows:

(In thousands)	September 30, 2013	December 31, 2012
Stock options	$995	$627
Stock awards	2,386	1,669
SARs	1,428	815

The increase in unrecognized compensation costs for stock options, SARs and stock awards was primarily due to the first quarter 2013 grants of

Shares
Stock options	50,087
Stock awards	46,131
SARs	88,548

The unrecognized compensation costs at September 30, 2013, are expected to be recognized over weighted-average periods of 1.2 years, 1.9 years and 1.3 years for stock options, stock awards and SARs, respectively.

7.	INVENTORIES

The composition of inventories was as follows:

(In thousands)	September 30, 2013	December 31, 2012
Finished goods	$120,512	$113,589
Raw materials	57,890	48,424

Total inventories	$178,402	$162,013

Inventories are primarily priced using the last-in, first-out inventory valuation method. If the first-in, first-out inventory valuation method had been used for all inventories, inventory balances would have been approximately $32,464,000 and $33,868,000 higher than reported at September 30, 2013, and December 31, 2012, respectively.

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

At September 30, 2013, the Company has estimated a range of possible environmental and legal losses of $9.8 million to $29.0 million. At September 30, 2013, and December 31, 2012, the Company’s accrued liability for such losses, which represented the Company’s best estimate within the estimated range of possible environmental and legal losses, was $14.8 million and $15.4 million, respectively. During the nine months of 2013 cash outlays related to legal and environmental matters approximated $1.8 million compared to $2.2 million in the nine months of 2012.

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

Following are summaries of the material contingencies at September 30, 2013:

Maywood, New Jersey Site

The Company’s property in Maywood, New Jersey and property formerly owned by the Company adjacent to its current site and other nearby properties (Maywood site) were listed on the National Priorities List in September 1993 pursuant to the provisions of CERCLA because of certain alleged chemical contamination. Pursuant to an Administrative Order on Consent entered into between USEPA and the Company for property formerly owned by the Company, and the issuance of an order by USEPA to the Company for property currently owned by the Company, the Company has completed various Remedial Investigation Feasibility Studies (RI/FS), and has recorded a liability based on its best estimate of the remediation costs.

On August 23, 2013, USEPA issued a Feasibility Study and a Proposed Plan selecting remedies for soil remediation which, in some cases, may be different from those the Company used in determining its best estimate. The Proposed Plan is subject to an ongoing comment period. The Company continues to review the Proposed Plan and Feasibility Study in anticipation of responding to USEPA. Until such time as USEPA completes its remedy selection process, the Company does not know the scope of remediation that may be required. At this time, based on its current review and analysis of the Proposed Plan, the Company’s recorded liability for claims associated with remediation of chemical contamination at the Maywood site represents its best estimate of the cost of remediation for the Maywood site. The estimated cost of such remediation could differ from the Company’s current recorded liability, for example, if the Proposed Plan is adopted without any changes or based on the availability of additional information.

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

Wilmington Site

The Company is currently contractually obligated to contribute to the response costs associated with the Company’s formerly-owned site at 51 Eames Street, Wilmington, Massachusetts. Remediation at this site is being managed by its current owner to whom the Company sold the property in 1980. Under the agreement, once total site remediation costs exceed certain levels, the Company is obligated to contribute up to five percent of future response costs associated with this site with no limitation on the ultimate amount of contributions. To date, the Company has paid the current owner $2.2 million for the Company’s portion of environmental response costs through the second quarter of 2013 (the current owner of the site bills the Company one calendar quarter in arrears). The Company has recorded a liability for its portion of the estimated remediation costs for the site. Depending on the ultimate cost of the remediation at this site, the amount for which the Company is liable could differ from the current estimates.

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

Components of Net Periodic Benefit Cost

	UNITED STATES
	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2013	2012	2013	2012
Interest cost	$1,604	$1,689	$4,818	$5,160
Expected return on plan assets	(2,217)	(2,113)	(6,621)	(6,318)
Amortization of net loss	1,220	817	3,832	2,680

Net periodic benefit cost	$607	$393	$2,029	$1,522

	UNITED KINGDOM
	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2013	2012	2013	2012
Interest cost	$223	$210	$667	$629
Expected return on plan assets	(234)	(223)	(700)	(664)
Amortization of net loss	71	13	213	35

Net periodic benefit cost	$60	$—	$180	$—

Employer Contributions

U.S. Plans

Due to a reduced minimum funding requirement precipitated by the Pension Funding Stabilization provision of the MAP-21 Act (Moving Ahead for Progress in the 21st Century Act) placed into law in 2012, the Company does not expect to make contributions to its funded U.S. qualified defined benefit pension plans in 2013. The Company expects to pay $174,000 in 2013 related to its unfunded non-qualified plans. As of September 30, 2013, $162,000 had been paid related to the non-qualified plans.

U.K. Plan

The Company’s United Kingdom subsidiary expects to contribute approximately $986,000 to its defined benefit pension plan in 2013. As of September 30, 2013, $719,000 had been contributed to the plan.

Defined Contribution Plans

The Company sponsors retirement savings defined contribution plans that cover U.S. and U.K. employees. The Company also sponsors a qualified profit sharing plan for its U.S. employees. The retirement savings and profit sharing defined contribution plans include a qualified plan and a non-qualified supplemental executive plan.

Defined contribution plan expenses for the Company’s retirement savings and profit sharing plans were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2013	2012	2013	2012
Retirement savings plans	$1,149	$1,072	$3,316	$3,184
Profit sharing plan	1,293	1,484	3,903	4,365

Total defined contribution expense	$2,442	$2,556	$7,219	$7,549

The Company funds the obligations of its non-qualified supplemental executive defined contribution plans (supplemental plans) through a rabbi trust. The trust comprises various mutual fund investments selected by the participants of the supplemental plans. In accordance with the accounting guidance for rabbi trust arrangements, the assets of the trust and the obligations of the supplemental plans are reported on the Company’s consolidated balance sheets. The Company elected the fair value option for the mutual fund investment assets so that offsetting changes in the mutual fund values and defined contribution plan obligations would be recorded in earnings in the same period. Therefore, the mutual funds are reported at fair value with any subsequent changes in fair value recorded in the statements of income. The liabilities related to the supplemental plans increase (i.e., supplemental plan expense is recognized) when the value of the trust assets appreciates and decrease when the value of the trust assets declines (i.e., supplemental plan income is recognized). At September 30, 2013, the balance of the trust assets was $1,751,000, which equaled the balance of the supplemental plan liabilities (see the long-term investments section in Note 4 for further information regarding the Company’s mutual fund assets).

10.	EARNINGS PER SHARE

Below is the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2013 and 2012. All share and per share data reflect the effects of the two-for-one common stock split that was effective December 14, 2012.

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands, except per share amounts)	2013	2012	2013	2012
Computation of Basic Earnings per Share
Net income attributable to Stepan Company	$20,402	$20,230	$62,178	$63,957
Deduct dividends on preferred stock	—	178	43	533

Income applicable to common stock	$20,402	$20,052	$62,135	$63,424
Weighted-average number of common shares outstanding	22,700	21,162	22,576	21,106

Basic earnings per share	$0.90	$0.95	$2.75	$3.01

Computation of Diluted Earnings per Share
Net income attributable to Stepan Company	$20,402	$20,230	$62,178	$63,957
Weighted-average number of shares outstanding	22,700	21,162	22,576	21,106
Add weighted-average net shares issuable from assumed exercise of options (under treasury stock method) (1)	188	386	224	414
Add weighted-average net shares related to unvested stock awards (under treasury stock method)	8	6	7	6
Add weighted-average shares issuable from assumed conversion of convertible preferred stock	40	1,182	107	1,182

Weighted-average shares applicable to diluted earnings	22,936	22,736	22,914	22,708

Diluted earnings per share	$0.89	$0.89	$2.71	$2.82

(1)	Options to purchase 52,068 and 50,540 shares of common stock were not included in the computations of dividend earnings per share for the three and nine months ended September 30, 2013, respectively. Options to purchase 21,924 shares of common stock were not included in the computations of diluted earnings per share for the nine months ended September 30, 2012. The options’ exercise prices were greater than the average market price for the common stock and their effect would have been antidilutive.

11.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Below is the change in the Company’s accumulated other comprehensive income (loss) (AOCI) balance by component (net of income taxes) for the nine month period ended September 30, 2013:

(In thousands)	Foreign Currency Translation Adjustments	Defined Benefit Pension Plan Adjustments	Cash Flow Hedge Adjustments	Total
Balance at December 31, 2012	$(2,886)	$(35,498)	$134	$(38,250)
Other comprehensive income before reclassifications	(6,840)	—	(29)	(6,869)
Amounts reclassified from AOCI	—	2,538	11	2,549

Net current-period other comprehensive income	(6,840)	2,538	(18)	(4,320)

Balance at September 30, 2013	$(9,726)	$(32,960)	$116	$(42,570)

Information regarding reclassifications out of AOCI for the three and nine month periods ended September 30, 2013 and 2012, is displayed below:

(In thousands)	Amount Reclassified from AOCI (a)				Affected Line Item in
AOCI Components	Three Months Ended September 30		Nine Months Ended September 30		Consolidated Statements of Income
	2013	2012	2013	2012
Amortization of defined benefit pension actuarial losses	$(1,291)	$(830)	$(4,045)	$(2,715)	(b)
	481	318	1,507	1,039	Tax (expense) or benefit

	$(810)	$(512)	$(2,538)	$(1,676)	Net of tax

Gains and losses on cash flow hedges:
Interest rate contracts	$(9)	$(8)	$(28)	$(17)	Interest, net
Foreign exchange contracts	2	—	7	—	Cost of sales

	(7)	(8)	(21)	(17)	Total before tax
	4	3	10	5	Tax (expense) or benefit

	$(3)	$(5)	$(11)	$(12)	Net of tax

Total reclassifications for the period	$(813)	$(517)	$(2,549)	$(1,688)	Net of tax

(a)	Amounts in parentheses denote expense to statement of income.
(b)	This component of accumulated other comprehensive income is included in the computation of net periodic benefit cost (see Note 9 for additional details).

12.	SEGMENT REPORTING

The Company has three reportable segments: surfactants, polymers and specialty products. Segment operating results for the three and nine months ended September 30, 2013 and 2012, are summarized below:

(In thousands)	Surfactants	Polymers	Specialty Products	Segment Totals
For the three months ended September 30, 2013
Net sales	$318,357	$137,649	$19,460	$475,466
Operating income	24,094	19,076	1,311	44,481
For the three months ended September 30, 2012
Net sales	$313,076	$110,171	$17,731	$440,978
Operating income	25,948	14,981	3,763	44,692
For the nine months ended September 30, 2013
Net sales	$989,417	$354,972	$62,068	$1,406,457
Operating income	79,712	43,364	8,340	131,416
For the nine months ended September 30, 2012
Net sales	$995,346	$320,843	$60,289	$1,376,478
Operating income	89,964	38,507	11,053	139,524

Below are reconciliations of segment operating income to consolidated income before income taxes:

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2013	2012	2013	2012
Operating income segment totals	$44,481	$44,692	$131,416	$139,524
Unallocated corporate expenses (1)	(13,396)	(10,801)	(36,168)	(35,412)

Total operating income	31,085	33,891	95,248	104,112
Interest expense, net	(2,987)	(2,684)	(7,495)	(7,374)
Loss from equity in joint ventures	(1,325)	(1,376)	(4,061)	(3,817)
Other, net	1,074	404	1,628	1,552

Consolidated income before income taxes	$27,847	$30,235	$85,320	$94,473

(1)	Unallocated corporate expenses primarily comprise corporate administrative expenses (e.g., corporate finance, legal, human resources, information systems and deferred compensation) that are not included in segment operating income and not used to evaluate segment performance.

13.	DEBT

At September 30, 2013, and December 31, 2012, debt comprised the following:

(In thousands)	Maturity Dates	September 30, 2013	December 31, 2012
Unsecured private placement notes
3.86%	2019-2025	$100,000	$—
4.86%	2017-2023	65,000	65,000
5.88%	2016-2022	40,000	40,000
5.69%	2013-2018	34,286	34,286
6.86%	2013-2015	8,570	12,856
Debt of foreign subsidiaries
Secured bank term loans, foreign currency	2013-2016	6,424	9,531
Secured bank term loan, U.S. dollars	—	—	3,500
Unsecured bank debt, U.S. dollars	2014	1,000	—
Unsecured bank debt, foreign currency	2014	690	—
Other loans, foreign currency	2013-2015	20,835	17,229

Total debt		$276,805	$182,402
Less current maturities		35,230	32,838

Long-term debt		$241,575	$149,564

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

The Company has a committed $125,000,000 multi-currency revolving credit agreement that expires in September 2017. The Company maintains standby letters of credit under its workers’ compensation insurance agreements and for other purposes, as needed from time to time, which are issued under the revolving credit agreement. As of September 30, 2013, the Company had outstanding letters of credit totaling $2,777,000 and no outstanding debt under this agreement. There was $122,223,000 available under the revolving credit agreement as of September 30, 2013.

The various loan agreements contain provisions, which, among others, require maintenance of certain financial ratios and place limitations on additional debt, investments and payment of dividends. Based on the loan agreement provisions that place limitations on dividend payments, unrestricted retained earnings (i.e., retained earnings available for dividend distribution) were $146,938,000 and $114,204,000 at September 30, 2013, and December 31, 2012, respectively.

14.	OTHER, NET

Other, net in the consolidated statements of income included the following:

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2013	2012	2013	2012
Foreign exchange loss	$(58)	$(316)	$(668)	$(196)
Investment income	17	13	110	31
Realized and unrealized gain on investments	1,115	707	2,186	1,717

Other, net	$1,074	$404	$1,628	$1,552

15.	PREFERRED STOCK REDEMPTION

On June 12, 2013, the Company announced that on August 9, 2013 (redemption date) it would redeem any remaining outstanding shares of its 5 1⁄2 percent Convertible Preferred Stock without par value (preferred stock). At the time of the redemption announcement, there were 61,735 shares of preferred stock outstanding. Prior to the redemption date, preferred shareholders converted 60,900 shares of preferred stock into 139,029 shares of Company common stock. Pursuant to the redemption, stockholders tendered 835 shares of Company preferred stock for an aggregate redemption price of $25.26354 per share ($25.00 per share plus accrued and unpaid dividends of $0.26354 per share). There are no longer any issued and outstanding shares of preferred stock.

16.	INSURANCE RECOVERY

In August 2013, the Company received an insurance recovery of $3,730,000 for business interruption losses resulting from a May 2011 fire that damaged polyol manufacturing equipment at the Company’s plant site in Wesseling, Germany. The insurance recovery was recorded as a reduction of cost of sales in the condensed consolidated statements of income for the three and nine months ended September 30, 2013.

17.	PURCHASE OF THE REMAINING INTEREST IN STEPAN PHILIPPINES, INC.

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

18.	RECENT ACCOUNTING PRONOUNCEMENTS

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

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740), Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The update clarifies that unrecognized tax benefits related to a net operating loss carryforward, or similar tax loss, or tax credit carryforward, should generally be presented in the financial statements as a reduction to a deferred tax asset. The requirements of ASU No. 2013-11 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The update allows for early adoption. The Company currently has no unrecognized tax benefits in jurisdictions where a net operating loss carryforward, or similar tax loss, or tax credit carryforward exists. The adoption of the new guidance is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

Overview

The Company produces and sells intermediate chemicals that are used in a wide variety of applications worldwide. The overall business comprises three reportable segments:

•	Surfactants – Surfactants, which accounted for 71 percent of consolidated net sales in the first nine months of 2013, are principal ingredients in consumer and industrial cleaning products such as detergents for washing clothes, dishes, carpets, floors and walls, as well as shampoos, body washes, toothpastes and fabric softeners. Other applications include germicidal quaternary compounds, lubricating ingredients, emulsifiers (for spreading agricultural products), plastics and composites and biodiesel. Surfactants are manufactured at six North American sites (five in the U.S. and one in Canada), three European sites (United Kingdom, France and Germany), three Latin American sites (Mexico, Brazil and Colombia) and two Asian sites (Philippines and Singapore). The Company also holds a 50 percent ownership interest in a joint venture, TIORCO, LLC (TIORCO), that markets chemical solutions for increasing the production of crude oil and natural gas from existing fields (enhanced oil recovery or EOR). The joint venture is accounted for under the equity method, and its financial results are excluded from surfactant segment operating results. Profits on sales of the Company’s surfactants to enhanced oil recovery customers are included in surfactants segment results.

•	Polymers – Polymers, which accounted for 25 percent of consolidated net sales in the first nine months of 2013, include two primary product lines: polyols and phthalic anhydride. Polyols are used in the manufacture of rigid laminate insulation board and panels for thermal insulation in the construction industry and are also a base raw material for flexible foams and coatings, adhesives, sealants and elastomers (collectively CASE products). Phthalic anhydride is used in unsaturated polyester resins, alkyd resins and plasticizers for applications in construction materials and components of automotive, boating and other consumer products. In addition, the Company uses phthalic anhydride internally in the production of polyols. In the U.S., polymer product lines are manufactured at the Company’s Millsdale, Illinois, site and beginning June 1, 2013, at the Company’s Columbus, Georgia, site (see the ‘Acquisition’ section for information regarding the Company’s June 1, 2013, acquisition). In Europe, polyols are manufactured at the Company’s subsidiaries in Germany and Poland. In Asia, polyols are currently toll produced for the Company’s 80-percent owned joint venture in Nanjing, China (see the ‘Segment Results’ section of this MD&A for a discussion regarding the Company’s requirement to move its China facility).

•	Specialty Products – Specialty products, which accounted for four percent of consolidated net sales in the first nine months of 2013, include flavors, emulsifiers and solubilizers used in the food, nutritional supplement and pharmaceutical industries. Specialty products are primarily manufactured at the Company’s Maywood, New Jersey, site and, in some instances, at outside contractors.

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

The total acquisition purchase price was $68,212,000 cash, of which $61,067,000 was paid at closing with $7,145,000 primarily for inventory paid over a three-month period (June 2013 through August 2013) pursuant to a transition services agreement with BMS. The acquisition was originally funded through the Company’s committed revolving credit agreement. Subsequent to closing on the acquisition, the Company completed a $100.0 million private placement loan, which was used in part to finance the acquisition (see the Liquidity and Capital Resources section of this MD&A for further information regarding the private placement borrowing).

The effect of the new business was immaterial to the Company’s earnings for the three and nine month periods ended September 30, 2013. The Company believes that the acquisition will be slightly accretive to 2013 earnings. See Note 2 of the condensed consolidated financial statements for further details regarding the acquisition.

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

	Income (Expense)
	For the Three Months Ended September 30
(In millions)	2013	2012	Change
Deferred Compensation (Administrative expense)	$(2.2)	$(1.3)	$(0.9	)(1)
Realized/Unrealized Gains on Investments (Other, net)	1.1	0.7	0.4
Investment Income (Other, net)	—	—	—

Pretax Income Effect	$(1.1)	$(0.6)	$(0.5)

	Income (Expense)
	For the Nine Months Ended September 30
(In millions)	2013	2012	Change
Deferred Compensation (Administrative expense)	$(3.5)	$(6.3)	$2.8	(1)
Realized/Unrealized Gains on Investments (Other, net)	2.1	1.7	0.4
Investment Income (Other, net)	0.1	—	0.1

Pretax Income Effect	$(1.3)	$(4.6)	$3.3

(1)	See the Corporate Expenses section of this management’s discussion and analysis for details regarding the quarter-over-quarter and year-over-year changes in deferred compensation expense.

Effects of Foreign Currency Translation

The Company’s foreign subsidiaries transact business and report financial results in their respective local currencies. As a result, foreign subsidiary income statements are translated into U.S. dollars at average foreign exchange rates appropriate for the reporting period. Because foreign exchange rates fluctuate against the U.S. dollar over time, foreign currency translation affects period-to-period comparisons of financial statement items (i.e., because foreign exchange rates fluctuate, similar period-to-period local currency results for a foreign subsidiary may translate into different U.S. dollar results). The following tables present the effects that foreign currency translation had on the period-over-period changes in consolidated net sales and various income line items for the three and nine month periods ended September 30, 2013 and 2012:

	Three Months Ended September 30		Increase	Increase Due to Foreign
(In millions)	2013	2012	(Decrease)	Translation
Net Sales	$475.5	$441.0	$34.5	$0.9
Gross Profit	74.3	71.2	3.1	0.2
Operating Income	31.1	33.9	(2.8)	0.1
Pretax Income	27.8	30.2	(2.4)	0.2

	Nine Months Ended September 30		Increase	Increase Due to Foreign
(In millions)	2013	2012	(Decrease)	Translation
Net Sales	$1,406.5	$1,376.5	$30.0	$2.1
Gross Profit	220.7	221.4	(0.7)	0.1
Operating Income	95.2	104.1	(8.9)	0.1
Pretax Income	85.3	94.5	(9.2)	0.2

RESULTS OF OPERATIONS

Three Months Ended September 30, 2013 and 2012

Summary

Net income attributable to the Company for the third quarter of 2013 increased one percent quarter-over-quarter to $20.4 million, or $0.89 per diluted share, compared to $20.2 million, or $0.89 per diluted share, for the third quarter of 2012 (all per share data reflect the effects of the two-for-one common stock split that was effective December 14, 2012). Below is a summary discussion of the major factors leading to the quarter-over-quarter changes in net sales, profits and expenses. A detailed discussion of segment operating performance for the second quarter of 2013 follows the summary.

Consolidated net sales increased $34.5 million, or eight percent, quarter over quarter. A nine percent increase in sales volume and the favorable effects of foreign currency translation increased net sales by $41.4 million and $0.9 million, respectively. The surfactants and polymers segments accounted for most of the sales volume improvement, growing seven percent and 19 percent, respectively. A decline in average selling prices reduced the effect of increased sales volume and foreign currency translation by $7.8 million. Quarter-over-quarter declines in surfactant raw material costs drove the decline in average selling prices.

Operating income for the third quarter of 2013 declined $2.8 million, or eight percent, from operating income reported for the third quarter of 2012. Gross profit was up $3.1 million, or four percent, between quarters. Polymers segment gross profit improved, while the surfactants and specialty products segments posted lower profits. Polymers gross profit gain was largely driven by improvement for European operations and benefited from a $3.7 million insurance recovery. The decline in surfactants segment gross profit was principally attributable to North American operations where higher priced methyl ester inventories built up in prior periods to support the Singapore start-up combined with contractual selling price lags had a negative impact on margins. The North American decline was partially offset by positive contribution from the Singapore plant. Reduced margins for medium-chain triglyceride products used in food ingredient applications hurt the specialty products quarter-over-quarter results.

Operating expenses increased $5.9 million, or 16 percent, between quarters. The following summarizes the quarter-over-quarter changes in the individual income statement line items that comprise the Company’s operating expenses:

•	Selling expenses increased $0.7 million, or six percent, quarter over quarter. The only item of note was a $0.3 million increase related to the Company’s provisions for bad debts, which primarily related to general weakness in the European economy.

•	Administrative expenses increased $3.7 million, or 26 percent, quarter over quarter. Higher Asia operation expenses ($1.0 million) and increased expenses for deferred compensation ($0.9 million), corporate and other Company entity legal ($0.8 million) and salaries and the related fringe benefits ($0.7 million) accounted for the change in administrative expenses. The higher quarter-over-quarter expenses for Asia operations included a $0.7 million charge related to the Company’s China joint venture obligation to dismantle and remove the assets at its Nanjing, China, polymer plant. The increase in deferred compensation expense resulted from a greater increase in the value of Company common stock for the third quarter of 2013 than for the same quarter of 2012 (See the ‘Overview’ and ‘Corporate Expenses’ sections of this MD&A for further details). The rise in legal and salary-related expenses reflected additional spending to support the Company’s growth and innovation initiatives.

•	Research, development and technical service expenses were up $1.4 million, or 13 percent, quarter over quarter. Higher U.S. salary expenses and the related fringe benefits accounted for $0.6 million of the increase. Product registration under Europe’s REACH (Registration, Evaluation, Authorisation and Restriction of Chemicals) regulation and outside contract services accounted for $0.3 million and $0.2 million, of additional expenses, respectively.

Net interest expense for the third quarter of 2013 increased $0.3 million over net interest expense for the third quarter of 2012. The increase reflected higher average debt levels. On June 27, 2013, the Company borrowed $100.0 million pursuant to a private placement note purchase agreement that expires in 2025. The Company borrowed the funds primarily to finance the second quarter acquisition of the North American polyester resins business of BMS and expects to use the remaining proceeds for related capital expenditures and working capital as well as for general corporate purposes.

Other, net was $1.1 million of income for the third quarter of 2013 compared to $0.4 million of income for the same period of 2012. Net investment income (including realized and unrealized gains and losses) for the Company’s deferred compensation and supplemental defined contribution mutual fund assets was up $0.4 million quarter over quarter. Foreign exchange losses amounted to less than $0.1 million for the third quarter of 2013 compared to $0.3 million for the third quarter 2012.

The effective tax rate was 27.6 percent for the third quarter of 2013 compared to 32.8 percent for the third quarter of 2012. The decrease was primarily attributable to a greater percentage of consolidated income being generated outside the U.S. where the effective tax rates are lower. Also contributing to the effective tax rate decline was the federal research and development tax credit and the small agri-biodiesel producer tax credit which were extended retroactively from January 1, 2012 through December 31, 2013 when The American Taxpayer Relief Act of 2012 was signed into law on January 2, 2013. As a result of this legislation, the Company recorded a tax benefit of $0.5 million for amounts generated in the third quarter of 2013. For the first three quarters of 2013 the tax benefit related to the legislation was $2.6 million, of which $1.4 million related to 2012 (recorded in the first quarter of 2013).

Segment Results

(In thousands)	Surfactants	Polymers	Specialty Products	Segment Results	Corporate	Total
For the three months ended September 30, 2013
Net sales	$318,357	$137,649	$19,460	$475,466	—	$475,466
Operating income	24,094	19,076	1,311	44,481	(13,396)	31,085
For the three months ended September 30, 2012
Net sales	$313,076	$110,171	$17,731	$440,978	—	$440,978
Operating income	25,948	14,981	3,763	44,692	(10,801)	33,891

Surfactants

Surfactants net sales for the third quarter of 2013 increased $5.3 million, or two percent, over net sales for the third quarter of 2012. A seven percent increase in sales volume drove the net sales improvement. All regions contributed to the higher sales volume, which favorably affected the quarter-over-quarter increase in net sales by $22.5 million. Lower average selling prices, precipitated by reduced raw material costs, and the unfavorable effects of foreign currency translation offset the impact of sales volume by $16.3 million and $0.9 million, respectively. A quarter-over-quarter comparison of net sales by region follows:

	For the Three Months Ended
(In thousands)	September 30, 2013	September 30, 2012	Increase (Decrease)	Percent Change
North America	$186,148	$190,949	$(4,801)	-3
Europe	69,513	64,977	4,536	+7
Latin America	41,241	41,245	(4)	—
Asia	21,455	15,905	5,550	+35

Total Surfactants Segment	$318,357	$313,076	$5,281	+2

Net sales for North American operations declined three percent quarter over quarter. Sales volume increased one percent due to higher sales of laundry and cleaning products and increased demand from distributors, partially offset by weak demand for products used in oilfield and enhanced oil recovery applications. A four percent decrease in average selling prices, brought on by lower quarter-over-quarter raw material costs, more than offset the effect of increased sales volume. The decrease in average selling prices accounted for $7.0 million of the net sales decline. The increase in sales volume offset the impact of reduced selling prices by $2.7 million. The effects of foreign currency translation negatively affected the net sales change by $0.5 million.

Net sales for European operations increased seven percent between quarters due to a 12 percent increase in sales volume, which had a $7.7 million favorable effect. Much of the volume improvement resulted from increased sales of products used in consumer product applications (i.e., laundry and cleaning, personal care and household, institutional and industry products). Stronger demand from existing customers and new business accounted for the increase in consumer product sales. Also contributing to Europe’s sales volume gain was increased demand from most major distributors and agricultural chemical customers. A seven percent decline in average selling prices, which reflected a decrease in raw material costs, offset the impact of higher sales volume by $5.2 million. The favorable effects of foreign currency translation added $2.0 million to the quarter-over-quarter net sales increase.

Net sales for Latin American operations were unchanged quarter over quarter. A nine percent increase in sales volume was offset by a four percent drop in average selling prices and the unfavorable effects of foreign currency translation. Most of the sales volume improvement was generated by the Company’s Brazil subsidiary, which posted an 11 percent quarter-over-quarter volume increase, as the Company continued to grow its surfactants business in that country. The improved sales volume had a $3.7 million favorable impact on the quarter-over-quarter net sales change. The decline in average selling prices offset the effect of sales volume by $1.8 million. Lower raw material costs led to the selling price decrease. The effects of foreign currency translation reduced quarter-over-quarter net sales by $1.9 million. A weakening of the Brazilian real against the U.S. dollar caused the translation effect.

Net sales for Asia operations improved 35 percent due to a 38 percent increase in sales volume. The Company’s Singapore subsidiary accounted for the increase as that location was not commercially operational until the fourth quarter of 2012.

Surfactants operating income for the third quarter of 2013 declined $1.9 million, or seven percent, from operating income for the third quarter of 2012. Gross profit decreased $1.0 million due to a decline in profit for North American operations, which was partially offset by increased gross profit for Asia operations. Operating expenses increased $0.8 million, or four percent. Quarter-over-quarter comparisons of gross profit by region and total segment operating expenses and operating income follow:

	For the Three Months Ended
(In thousands)	September 30, 2013	September 30, 2012	Increase (Decrease)	Percent Change
Gross Profit
North America	$29,364	$35,792	$(6,428)	-18
Europe	5,149	4,592	557	+12
Latin America	5,325	5,233	92	+2
Asia	5,211	481	4,730	+NM

Total Surfactants Segment	$45,049	$46,098	$(1,049)	-2
Operating Expenses	20,955	20,150	805	+4

Operating Income	$24,094	$25,948	$(1,854)	-7

North American gross profit declined 18 percent quarter over quarter due to a decline in average unit margins precipitated by the consumption of high priced methyl ester inventories (built in prior periods to support the Singapore start-up), contractual selling price lags and increased competitive activity. An unfavorable mix of product sales (reduced sales of oilfield chemicals and increased sales of laundry and cleaning) also contributed to the decreased margin.

Gross profit for European operations improved 12 percent due to the previously noted 12 percent increase in sales volume.

Gross profit for Latin American operations increased two percent due to the nine percent increase in sales volume largely offset by a $0.4 million unfavorable effect of foreign currency translation.

Asia operations gross profit improvement was principally the result of the Singapore subsidiary’s contribution. The location was not commercially operational in the third quarter of 2012.

Operating expenses for the surfactants segment were up $0.8 million, or four percent, between quarters. Research and development and selling expenses accounted for $0.5 million and $0.2 million, respectively, of the increase. Higher salary and fringe benefit expenses for North American operations were a significant factor in both the increased research and development and selling expenses. Higher quarter-over-quarter expenditures for European product registration also contributed to the rise in research and development costs.

Polymers

Polymers net sales for the third quarter of 2013 increased $27.5 million, or 25 percent, over net sales for the same quarter of 2012. A 19 percent increase in sales volume, higher average selling prices and the favorable effects of foreign currency translation accounted for $21.0 million, $4.9 million and $1.6 million, respectively, of the net sales improvement. The current quarter benefited from the BMS North American polyester resins acquisition made in June, as the acquired business contributed $13.7 million and 40 percent of the changes in net sales and sales volume, respectively. A quarter-over-quarter comparison of net sales by region is displayed below:

(In thousands)	For the Three Months Ended
	September 30, 2013	September 30, 2012	Increase	Percent Change
North America	$84,096	$68,572	$15,524	+23
Europe	45,981	34,383	11,598	+34
Asia and Other	7,572	7,216	356	+5

Total Polymers Segment	$137,649	$110,171	$27,478	+25

Net sales for North American operations increased 23 percent between quarters on sales volume that was up 17 percent. The increases in net sales and sales volume were largely attributable to the contribution of the BMS North American polyester resins acquisition made in June. The acquired business accounted for $13.7 million and 74 percent of the quarter-over-quarter changes in net sales and sales volume, respectively. Net sales for the Company’s pre-acquisition polymer business increased $1.8 million on sales volume that was essentially unchanged. Phthalic anhydride sales volume was up slightly but was offset by a small decrease in polyol sales volume.

Net sales for European operations increased 34 percent due to a 29 percent increase in sales volume and the effects of foreign currency translation, which accounted for $9.8 million and $1.4 million, respectively, of the net sales improvement. The increase in sales volume reflected the Company’s success in securing additional business at a number of major polyol customers, despite an uncertain European economy. Average selling prices increased one percent, which positively affected the quarter-over-quarter increase in net sales by $0.4 million.

Net sales for Asia and Other operations increased five percent quarter over quarter due to the effects of a favorable customer mix that more than offset a seven percent decline in sales volume. The decline in sales volume reflected a weaker economy in China and some lost business due to competitive activity.

As noted in prior filings, local government officials in Nanjing, China, have informed the Company that its manufacturing facility in that city will need to be relocated. The existing China plant is no longer producing. Customers’ requirements are being sourced from inventory produced in advance of the shutdown and from the Company’s U.S. and European plants and toll production in China, which negatively affects profit.

Polymer operating income for the third quarter of 2013 increased $4.1 million, or 27 percent, over operating income for the same quarter of 2012. Gross profit improved $6.1 million, largely due to improvement for European operations. The current quarter benefited from the receipt of a $3.7 million business interruption insurance recovery for lost business resulting from a 2011 fire that damaged polyol equipment at the Germany site. Operating expenses increased $2.0 million, or 36 percent. 2013 operating expenses included $0.7 million of estimated demolition costs for the China manufacturing plant. Quarter-over-quarter comparisons of gross profit by region and total segment operating expenses and operating income follow:

(In thousands)	For the Three Months Ended
	September 30, 2013	September 30, 2012	Increase (Decrease)	Percent Change
Gross Profit
North America	$15,875	$15,547	$328	+2
Europe	10,411	3,988	6,423	+161
Asia and Other	274	932	(658)	-71

Total Polymers Segment	$26,560	$20,467	$6,093	+30
Operating Expenses	7,484	5,486	1,998	+36

Operating Income	$19,076	$14,981	$4,095	+27

Gross profit for North American operations increased two percent quarter over quarter. Improved margins for polyols used in insulation applications and the acquired BMS business increased quarter-over-quarter gross profit. Gross profit for third quarter of 2012 greatly benefited from a large sale of a urethane systems product used in a new aircraft carrier. There were no such sales in 2013, which negatively impacted the quarter-over-change in gross profit.

The increase in gross profit for European operations was primarily driven by the previously mentioned $3.7 million insurance recovery and the 29 percent improvement in sales volume. Increased unit margins and the favorable effects of foreign currency also contributed.

The decline in gross profit for Asia and Other operations was due to reduced selling margins and the decline in sales volume. Outsourcing for the China location as opposed to manufacturing product led to the reduced margins.

Polymer operating expenses increased $2.0 million, or 36 percent, quarter over quarter. Included in the 2013 expenses was a $0.7 million charge for estimated dismantling costs for the manufacturing site in Nanjing, China. The majority of the remaining operating expense increase was attributable to higher selling ($0.6 million) and research and development ($0.5 million) expenses. Higher bad debt provisions, primarily for European customers, accounted for $0.3 million of the increased selling expenses. Higher salary and the related fringe benefit expenses were the major contributors to the increased research and development expenses.

Specialty Products

Net sales for the third quarter of 2013 increased $1.7 million, or 10 percent, over net sales for the third quarter of 2012. Operating income declined $2.5 million due to an unfavorable mix of sales and to higher raw material costs and manufacturing and operating expenses, especially for the Company’s medium-chain triglycerides that are used in food ingredient applications.

Corporate Expenses

Corporate expenses, which comprise operating expenses that are not allocated to the reportable segments, increased $2.6 million to $13.4 million for the third quarter of 2013 from $10.8 million for the third quarter of 2012. The quarter-over-quarter growth in corporate expenses was principally attributable to increased expenses for deferred compensation ($0.9 million), salaries and related fringe benefits ($0.7 million) and legal ($0.6 million).

Deferred compensation expenses increased to $2.2 million in the third quarter of 2013 from $1.3 million for the same quarter of last year. Most of the increase reflected a greater rise in Company common stock value in the third quarter of 2013 than in the third quarter of 2012 ($2.12 per share increase in 2013 compared to $0.97 per share increase in 2012). The following table presents the quarter-end Company common stock prices used in the computation of deferred compensation expense:

	2013		2012
	September 30	June 30	September 30	June 30
Company Stock Price	$57.73	$55.61	$48.06	$47.09

The increase in salaries and fringe benefits reflected planned increases in personnel for 2013 and annual pay increases. In addition, expenses for the third quarter of 2012 included favorable adjustments to stock compensation (revised assessment regarding achievability of performance award targets) that did not recur in the third quarter of 2013. The increase in corporate legal expenses was largely due to additional spending to support the Company’s growth and innovation initiatives.

Nine Months Ended September 30, 2013 and 2012

Summary

Net income attributable to the Company for the first three quarters of 2013 declined three percent to $62.2 million, or $2.71 per diluted share, compared to $64.0 million, or $2.82 per diluted share, for the first three quarters of 2012 (all per share data reflect the effects of the two-for-one common stock split that was effective December 14, 2012). Below is a summary discussion of the major factors leading to the year-over-year changes in net sales, profits and expenses. A detailed discussion of segment operating performance for the first three quarters of 2013 follows the summary.

Consolidated net sales increased $30.0 million, or two percent, year over year due to a five percent improvement in sales volume and to the favorable effects of foreign currency translation, which accounted for $73.2 million and $2.1 million, respectively, of the net sales increase. Sales volumes for the surfactants and polymers segments improved six percent and five percent, respectively. Sales volume for the specialty products segment was down three percent. A decline in average selling prices had a $45.3 million unfavorable impact on the year-over-year net sales change. Decreased raw material costs for surfactants led to the drop in average selling prices.

Operating income for the first three quarters of 2013 declined $8.9 million, or nine percent, from operating income for the first three quarters of 2012. Gross profit decreased $0.7 million, or less than one percent. The polymers segment reported higher year-over-year gross profit, but the improvement was more than offset by gross profit declines for the surfactants and specialty products segments. Higher profits, largely due to greater sales volume, for European and North American operations led to the polymers result. In addition, 2013 European profits benefited from the receipt of a $3.7 million insurance recovery. Margin deterioration for the Company’s North American operations negatively impacted surfactants gross profit. Specialty products profits were negatively impacted by lower sales volumes and lower margins for medium-chain triglyceride products used in food ingredient applications.

Operating expenses increased $8.2 million, or seven percent, between years. The following summarizes the year-over-year changes in the individual income statement line items that comprise the Company’s operating expenses:

•	Selling expenses increased $2.3 million, or six percent, year over year. A number of small expense items led to the higher consolidated selling expenses, including increased bad debt expense ($0.6 million), European personnel costs ($0.4 million), Brazil sales office rent ($0.3 million) and product registration expenses for Singapore methyl esters ($0.2 million). In addition, the prior year included royalty income ($0.3 million) that did not recur in 2013. The year-over-year increase in bad debt expense was due to general weakness in the European economy and to favorable adjustments made for North American operations in 2012.

•	Administrative expenses increased $3.6 million, or eight percent, year over year. Expenses for Asia operations were up $1.6 million as the Company continued to invest in personnel and other resources to support Company growth initiatives in that region of the world. In addition, Asia operations administrative expenses included a $0.7 million charge for estimated dismantling costs for the manufacturing site in Nanjing, China. Other major contributors to the increase in consolidated administrative expenses included higher expenses for salaries and the related fringe benefits ($1.8 million), corporate and other Company entity legal ($1.8 million), hardware and software maintenance ($0.4 million) and U.S. expatriate support ($0.4 million).

The above increases were partially offset by a $2.8 million year-over-year decline in deferred compensation expense. The decline reflected a smaller year-over-year increase in the value of Company stock. See the ‘Overview’ and ‘Corporate Expenses’ sections of this MD&A for further details.

•	Research, development and technical service (R&D) expenses were up $2.3 million, or seven percent, year over year. Higher U.S. salary and related fringe benefit expenses ($0.9 million), European product registration expenses ($0.7 million) and expenses for outside contracted services ($0.4 million) were the largest contributors to the rise in R&D expenses. The higher salary and fringe benefit expenses reflected increased personnel to pursue the Company’s innovation opportunities.

The loss from the Company’s 50-percent equity joint venture (TIORCO) increased $0.2 million year over year primarily due to lower commission and technical service income.

Other, net of $1.6 million of income was essentially unchanged between years. Investment income (including realized and unrealized gains and losses) for the Company’s deferred compensation and supplemental defined contribution mutual fund assets was up $0.5 million. Foreign exchange losses increased $0.5 million to $0.7 million for the first three quarters of 2013 compared to $0.2 million for the same period of 2012.

The effective tax rate was 27.6 percent for the first three quarters of 2013 compared to 32.1 percent for the same period of 2012. The decrease was attributable to a greater percentage of consolidated income being generated outside the U.S. where the effective tax rates are lower. The decrease also reflected the federal research and development tax credit and the small agri-biodiesel producer tax credit which were extended retroactively from January 1, 2012 through December 31, 2013 when The American Taxpayer Relief Act of 2012 was signed into law on January 2, 2013. As a result of this legislation, the Company recorded a tax benefit of $1.4 million in the first quarter of 2013 for amounts generated in 2012 and a tax benefit of $1.2 million for amounts generated in 2013.

Segment Results

(In thousands)	Surfactants	Polymers	Specialty Products	Segment Results	Corporate	Total
For the nine months ended September 30, 2013
Net sales	$989,417	$354,972	$62,068	$1,406,457	—	$1,406,457
Operating income	79,712	43,364	8,340	131,416	(36,168)	95,248
For the nine months ended September 30, 2012
Net sales	$995,346	$320,843	$60,289	$1,376,478	—	$1,376,478
Operating income	89,964	38,507	11,053	139,524	(35,412)	104,112

Surfactants

Surfactants net sales for the first three quarters of 2013 declined $5.9 million, or one percent, from net sales for the first three quarters of 2012. A six percent increase in sales volume favorably affected the year-over-year net sales change by $55.8 million. All regions reported sales volume improvements. A decrease in average selling prices and the unfavorable effects of foreign currency translation had negative effects of $60.3 million and $1.4 million, respectively, on the net sales change. Reduced raw material costs led to the average selling price decline. A year-over-year comparison of net sales by region follows:

(In thousands)	For the Nine Months Ended
	September 30, 2013	September 30, 2012	Increase (Decrease)	Percent Change
North America	$604,468	$625,864	$(21,396)	-3
Europe	216,062	212,047	4,015	+2
Latin America	121,888	119,459	2,429	+2
Asia	46,999	37,976	9,023	+24

Total Surfactants Segment	$989,417	$995,346	$(5,929)	-1

Net sales for North American operations declined three percent year over year. Sales volume increased by two percent primarily due to higher sales of functional surfactants used in agricultural applications and biodiesel and to increased consumer product sales. Lower sales volumes of oil field chemicals partially offset the gains for agricultural chemicals and biodiesel. Average selling prices declined five percent, which had a $30.5 million negative effect on the year-over-year net sales change. Lower raw material costs and the effects of a customer contract selling price lag led to the decline in average selling prices. The increase in sales volume mitigated the impact of reduced selling prices by $10.0 million. The effects of foreign currency translation had a $0.9 million unfavorable effect on the net sales change.

Net sales for European operations increased two percent due to an eight percent increase in sales volume and to the favorable effects of foreign currency translation, which accounted for $16.9 million and $2.0 million, respectively, of the year-over-year growth in net sales. The sales volume increase reflected greater demand for Company products used in personal care, laundry and cleaning and agricultural chemical applications. The increased demand was principally from existing customers. Average selling prices declined six percent, which reduced the year-over-year net sales increase by $14.9 million. Lower raw material costs led to the reduction in selling prices.

Net sales for Latin American operations increased two percent as a result of a nine percent increase in sales volume partially offset by a four percent decline in average selling prices and the negative effects of foreign currency translation. The higher sales volume had an $11.2 million positive effect on the year-over-year net sales change, while the decline in selling prices and impact of foreign currency translation had negative effects of $5.8 million and $3.0 million, respectively. Sales volume for all three Latin American locations improved between years, with most of the increase derived from Brazil, as the Company continued to expand its surfactants franchise in that country. The decrease in average selling prices reflected declines in raw material costs.

Net sales for Asia operations increased 24 percent due to a 31 percent increase in sales volume. The sales volume increase reflected sales from the Singapore subsidiary, which was not commercially operational until the fourth quarter of 2012.

Surfactants operating income for the first three quarters of 2013 declined $10.3 million, or 11 percent, from operating income for the same period of 2012. Gross profit fell $6.8 million, or four percent, principally due to lower results from the segment’s North American operations. The effects of foreign currency translation contributed $0.6 million to the gross profit decline. Operating expenses increased $3.5 million, or six percent. Year-over-year comparisons of gross profit by region and total segment operating expenses and operating income follow:

	For the Nine Months Ended
(In thousands)	September 30, 2013	September 30, 2012	Increase (Decrease)	Percent Change
Gross Profit
North America	$102,299	$116,707	$(14,408)	-12
Europe	18,581	18,666	(85)	—
Latin America	17,215	14,354	2,861	+20
Asia	6,932	2,074	4,858	+234

Total Surfactants Segment	$145,027	$151,801	$(6,774)	-4
Operating Expenses	65,315	61,837	3,478	+6

Operating Income	$79,712	$89,964	$(10,252)	-11

North American gross profit declined 12 percent year over year primarily due to the consumption of high priced methyl ester inventories, which were built up in prior periods to support the Singapore start-up, increased competitive activity and customer contract selling price lags, which unfavorably impacted selling margins in 2013 while favorably impacting margins in 2012. Approximately $2.2 million of reduced biodiesel gross profit was also a factor in the year-over-year decline in North American results.

Gross profit for European operations was essentially unchanged between years despite an eight percent increase in sales volume. A different mix of sales caused the decrease in gross profit, as most of the sales volume improvement came from the UK location where unit margins tend to be lower than product sold out of France.

Gross profit for Latin American operations increased 20 percent primarily due to the nine percent increase in sales volume. Average unit margins have also improved between years as a result of greater utilization of the Brazil site’s new manufacturing capacity.

Asia operations gross profit improvement was principally the result of the Singapore subsidiary’s contribution. The location was not commercially operational for the first three quarters of 2012.

Operating expenses for the surfactants segment were up $3.5 million, or six percent, year over year. Selling, administrative and research and development expenses were up $1.4 million, $1.2 million and $0.8 million, respectively. North American and Latin American operations accounted for $1.0 million and $0.4 million, respectively, of the selling expense increase. The accumulation of a number of small increases for Singapore methyl esters product registration costs, support costs for the TIORCO joint venture, travel expenses and bad debt provision contributed to the North American year-over-year change. In addition, 2012 included $0.3 million of royalty income that was nonrecurring. Latin American’s increase was attributable to rental expense for a sales office.

Asian and European operations contributed $0.8 and $0.4 million, respectively, to the increase in administrative expenses. The Asian increase reflected the accumulation of a number of items including salary, fringe benefit and software maintenance expenses. Higher salary and fringe benefit expenses accounted for most of the European increase.

The increase in research and development expenses comprised higher salary expense in North America and higher product registration expenses in Europe.

Polymers

Polymers net sales for the first three quarters of 2013 increased $34.1 million, or 11 percent, over net sales for the first three quarters of 2012. Higher average selling prices, a five percent increase in sales volume and the favorable effects of foreign currency translation accounted for $16.3 million, $14.7 million and $3.1 million, respectively, of the net sales improvement. The acquired BMS North American polyester resins business contributed $18.2 million to 2013 net sales. A year-over-year comparison of net sales by region is displayed below:

	For the Nine Months Ended
(In thousands)	September 30, 2013	September 30, 2012	Increase (Decrease)	Percent Change
North America	$218,689	$200,515	$18,174	+9
Europe	118,573	101,899	16,674	+16
Asia and Other	17,710	18,429	(719)	-4

Total Polymers Segment	$354,972	$320,843	$34,129	+11

Net sales for North American operations increased nine percent between years. The increase in net sales was largely attributable to the contribution of the BMS North American polyester resins acquisition made in June. The acquired business accounted for $18.2 million of the year-over-year change in net sales. Net sales for the Company’s pre-acquisition polymer business were unchanged between years on sales volume that declined four percent. Phthalic anhydride volume was down five percent due primarily to continued weak demand from polyester resin customers. Sales volume for rigid polyol products in insulation applications was down three percent largely as a result of a slow start to the construction season due to a protracted winter. Also affecting the year-over-year change in net sales was a significant 2012 sale of a urethane systems product used in a new aircraft carrier that did not recur in 2013. Average selling prices for the pre-acquisition business were up four percent year over year due to higher average raw material costs.

Net sales for European operations increased 16 percent due to a 12 percent improvement in sales volume, the effects of foreign currency translation and a one percent increase in average selling prices, which accounted for $12.4 million, $2.8 million and $1.5 million, respectively, of the growth in net sales. Additional business at a number of major polyol customers accounted for the sales volume increase. The strengthening of the Polish zloty against the U.S. dollar led to the foreign currency translation effect.

Net sales for Asia and Other operations declined four percent between years due to a nine percent decrease in sales volume. The sales decline reflected uncertainty in the China economy as well as some lost business due to competitive activity.

Polymer operating income for the first three quarters of 2013 increased $4.9 million, or 13 percent, over operating income for the first three quarters of 2012. Gross profit improved $7.8 million due to improvement for North American and European operations. 2013 profits benefited from the receipt of a $3.7 million insurance recovery related to lost business resulting from a 2011 fire that damaged polyol equipment at the Germany site. Operating expenses increased $2.9 million, or 18 percent. Year-over-year comparisons of gross profit by region and total segment operating expenses and operating income follow:

	For the Nine Months Ended
(In thousands)	September 30, 2013	September 30, 2012	Increase (Decrease)	Percent Change
Gross Profit
North America	$42,256	$38,731	$3,525	+9
Europe	20,807	14,468	6,339	+44
Asia and Other	(12)	2,056	(2,068)	-101

Total Polymers Segment	$63,051	$55,255	$7,796	+14
Operating Expenses	19,687	16,748	2,939	+18

Operating Income	$43,364	$38,507	$4,857	+13

Gross profit for North American operations increased nine percent between years mainly due to lower costs and to the contribution derived from the BMS business acquisition. The year-over-year reduction in costs reflected elevated prior year costs associated with the Company’s triennial polymer plant maintenance shutdown. As a result of the shutdown, last year’s profit was adversely affected by $2.0 million of additional plant expenses and product outsourcing costs. In addition to the above, average unit margins improved between years due to a more favorable inventory position and to a more profitable mix of CASE and other specialty polyol sales. The year-over-year improvement in gross profit was tempered by a large third quarter 2012 sale of a urethane systems product used in a new aircraft carrier. There were no such sales in 2013.

The increase in gross profit for European operations was primarily driven by the previously mentioned $3.7 million insurance recovery and the 12 percent improvement in sales volume. Increased unit margins and the favorable effects of foreign currency also contributed.

The decline in gross profit for Asia and Other operations was due to the nine percent decrease in sales volume, reduced selling margins and higher expenses. As a result of ceasing manufacturing at the Nanjing site, products are now being outsourced from other Company locations or outside processors, which leads to reduced selling margins. In addition, during 2013 the Company accelerated $0.6 million of depreciation on all assets that were not projected to be moved to the new site.

Polymer operating expenses increased $2.9 million, or 18 percent, year over year. The operating expense increase resulted, in large part, from higher research and development ($0.9 million) and selling ($0.8 million) expenses and to the unfavorable effects of foreign currency translation. Higher North American operation expenses for salaries, fringe benefits, outside service and travel expenses were the major contributors to the increased research and development expenses. Europe and North America accounted for $0.5 million and $0.3 million, respectively, of the rise in selling expenses. In addition to the increased research and selling expenses, 2013 expenses included a $0.7 million charge for estimated dismantling costs for the manufacturing site in Nanjing, China.

Specialty Products

Net sales for the first three quarters of 2013 increased $1.8 million, or three percent, over net sales for the same period of 2012. Operating income declined $2.7 million due to higher raw material costs, competitive pricing pressures and increased manufacturing and operating expenses, especially for the Company’s medium-chain triglyceride products used in food ingredient applications.

Corporate Expenses

Corporate expenses increased $0.8 million to $36.2 million for the first three quarters of 2013 from $35.4 million for the first three quarters of 2012. In large part, the increase in corporate expenses reflected the Company’s continued investment in its growth and innovation initiatives. Increases in legal, salary and expatriate expenses accounted for $1.4 million, $0.8 million and $0.4 million, respectively of the year-over-year change in corporate expenses. In addition, statutory profit sharing expense in France was up $1.1 million, and corporate computer hardware and software expenses were up $0.4 million.

A $2.8 million decline in deferred compensation expense partially offset the foregoing increases. The value of Company common stock increased less in 2013 than in 2012, which drove the reduction in deferred compensation expense. The value of Company stock increased $2.19 per share for the first three quarters of 2013 compared to $7.98 per share for the same period of 2012. The following table presents the quarter-end Company common stock prices used in the computation of deferred compensation expense:

	2013	2012		2011
	September 30	December 31	September 30	December 31
Company Stock Price	$57.73	$55.54	$48.06	$40.08

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 2013, operating activities were a source of $81.7 million versus $78.0 million for the comparable period in 2012. For the current year period, investing cash outflows totaled $139.9 million and non-debt financing activities consumed $7.5 million. To fund these cash requirements, the Company increased debt by $93.8 million. Cash was increased by $26.2 million with exchange rates reducing cash by $1.9 million.

For the current year-to-date, net income was down by $2.4 million and working capital consumed $2.9 million more than for the comparable year-ago period. Cash outflows for investing activities were up by $76.7 million year over year. Cash provided by financing activities was a source of $86.3 million in 2013 compared to a use of $19.9 million in 2012.

For the current year-to-date, accounts receivable were a use of $41.1 million compared to a use of $5.5 million use for the comparable period in 2012. Inventories were a use of $9.6 million in 2013 versus a use of $44.1 million in 2012. Accounts payable and accrued liabilities were a source of $26.6 million in 2013 compared to a source of $24.7 million for the same period in 2012.

During the first nine months of both 2013 and 2012, changes in raw material costs had relatively little effect on working capital. The Company’s working capital investment is heavily influenced by the cost of crude oil and natural oils, from which many of its raw materials are derived. Fluctuations in raw material costs translate directly to inventory carrying costs and indirectly to customer selling prices and accounts receivable.

The higher current year accounts receivable cash use continued to be driven by current quarter 2013 net sales exceeding fourth quarter 2012 net sales more than for the comparable quarters last year. Accounts receivable turnover did not change significantly between December 31, 2012, and September 30, 2013 and turnover was not a significant factor in the year-over-year cash flow comparisons. The year-to-date inventory cash use was driven mainly by higher quantities to support customer service levels for the U.S. The Company has not changed its own payments practices related to its payables. It is management’s opinion that the Company’s liquidity is sufficient to provide for potential increases in working capital during the remainder of 2013.

Investing cash outflows for the current year-to-date included capital expenditures of $67.1 million compared to $60.9 million for the comparable period last year. Current period investing outflows also included $68.2 million for the acquisition of the North American polyester resins business of BMS, discussed previously. Other investing activities consumed $4.6 million in 2013 versus $2.3 million in 2012.

For 2013, the Company estimates that capital expenditures will range from $90 million to $100 million including capacity expansions in Brazil, Germany, Singapore and the United States.

The Company purchases its common shares in the open market from time to time to fund its own benefit plans and also to mitigate the dilutive effect of new shares issued under its benefit plans. The Company may also make open market repurchases as cash flows permit when, in management’s opinion, the Company’s shares are undervalued in the market. For the first nine months of 2013, the Company purchased 41,688 shares in the open market at a total cost of $2.3 million. At September 30, 2013, there were 958,312 shares remaining under the current share repurchase authorization. Also, as announced on June 12, 2013, the Company redeemed all shares of its 5 1⁄2 percent convertible preferred stock without par value (preferred stock) outstanding at August 9, 2013. Preferred stockholders tendered 835 shares of Company preferred stock for a redemption price of $25.00 per share plus accrued and unpaid dividends of $0.26354 per share. There are no longer any issued and outstanding shares of preferred stock.

As of September 30, 2013, the Company’s cash and cash equivalents totaled $103.1 million, including $34.8 million in two separate U.S. money market funds, each of which was rated AAA by Standard and Poor’s and Aaa by Moody’s. Cash in U.S. demand deposit accounts totaled $16.2 million and cash of the Company’s non-U.S. subsidiaries held outside the U.S. totaled $52.1 million at September 30, 2013.

Consolidated balance sheet debt increased by $94.4 million for the current year to date, from $182.4 million to $276.8 million. Since last year end, domestic debt increased by $95.7 million and foreign debt decreased by $1.3 million. Net debt (which is defined as total debt minus cash) increased by $68.2 million for the current year to date, from $105.5 million to $173.7 million. As of September 30, 2013, the ratio of total debt to total debt plus shareholders’ equity was 34.2 percent compared to 27.5 percent at December 31, 2012. As of September 30, 2013, the ratio of net debt to net debt plus shareholders’ equity was 24.6 percent compared to 18.0 percent at December 31, 2012.

At September 30, 2013, the Company’s debt included $247.9 million of unsecured private placement loans with maturities extending from 2013 through 2025. These loans are the Company’s primary source of long-term debt financing and are supplemented by bank credit facilities to meet short and medium-term needs.

On June 27, 2013, the Company entered into a $100.0 million long-term private placement loan with five insurance companies. This loan bears interest at a fixed rate of 3.86% with interest to be paid semi-annually and with equal annual principal payments beginning on June 27, 2019, and continuing through final maturity on June 27, 2025. Stepan used the net proceeds from the issuance of the notes primarily to finance the Company’s acquisition of the North American Polyester Resins business of BMS, including the production facility located in Columbus, Georgia, and expects to use the remaining proceeds for related capital expenditures and working capital as well as for general corporate purposes. This loan agreement requires the maintenance of certain financial ratios and covenants that are substantially identical to the Company’s existing long-term debt and customary events of default.

The Company has a committed $125.0 million multi-currency syndicated revolving credit agreement. The credit agreement allows the Company to make unsecured borrowings, as requested from time to time, for working capital and other corporate purposes. This unsecured facility is the Company’s primary source of short-term borrowings and is committed through September 20, 2017, with terms and conditions that are substantially equivalent to those of the Company’s other U.S. loan agreements. As of September 30, 2013, the Company had outstanding letters of credit of $2.8 million and no borrowings under this agreement, with $122.2 million remaining available. The Company anticipates that cash from operations, committed credit facilities and cash on hand will be sufficient to fund anticipated capital expenditures, working capital, dividends and other planned financial commitments for the foreseeable future.

Certain foreign subsidiaries of the Company maintain term loans and short-term bank lines of credit in their respective local currencies to meet working capital requirements as well as to fund capital expenditure programs and acquisitions. At September 30, 2013, the Company’s European subsidiaries had bank term loans of $6.4 million with maturities through 2016 and short-term bank debt of $20.8 million with remaining short-term borrowing capacity of $15.1 million. The Company’s Latin American subsidiaries had no short-term bank debt with $9.9 million of unused short-term borrowing capacity. The Company’s Philippine subsidiary had $1.7 million of short-term bank loans, which were guaranteed by the Company, with $6.3 million of unused borrowing capacity. The Company’s majority-owned joint venture in China had no short-term bank debt, with unused borrowing capacity of $6.5 million, on bank credit lines guaranteed by the Company.

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

The Company believes it was in compliance with all of its loan agreements as of September 30, 2013. Based on current projections, the Company believes it will be in compliance with its loan agreements throughout 2013.

ENVIRONMENTAL AND LEGAL MATTERS

The Company is subject to extensive federal, state and local environmental laws and regulations. Although the Company’s environmental policies and practices are designed to ensure compliance with these laws and regulations, future developments and increasingly stringent environmental regulation could require the Company to make additional unforeseen environmental expenditures. The Company will continue to invest in the equipment and facilities necessary to comply with existing and future regulations. During the first nine months of 2013 and 2012, the Company’s expenditures for capital projects related to the environment were $3.4 million and $2.8 million, respectively. These projects are capitalized and depreciated over their estimated useful lives, which are typically 10 years. Recurring costs associated with the operation and maintenance of facilities for waste treatment and disposal and managing environmental compliance in ongoing operations at the Company’s manufacturing locations were $13.8 million and $13.7 million for the nine months ended September 30, 2013 and 2012, respectively. While difficult to project, it is not anticipated that these recurring expenses will increase significantly in the future.

Over the years, the Company has received requests for information related to or has been named by the government as a potentially responsible party at a number of waste disposal sites where cleanup costs have been or may be incurred under CERCLA and similar state statutes. In addition, damages are being claimed against the Company in general liability actions for alleged personal injury or property damage in the case of some disposal and plant sites. The Company believes that it has made adequate provisions for the costs it may incur with respect to the sites. It is the Company’s accounting policy to record liabilities when environmental assessments and/or remedial efforts are probable and the cost or range of possible costs can be reasonably estimated. When no amount within the range is a better estimate than any other amount, the minimum is accrued. Some of the factors on which the Company bases its estimates include information provided by feasibility studies, potentially responsible party negotiations and the development of remedial action plans. After partial remediation payments at certain sites, the Company has estimated a range of possible environmental and legal losses of $9.8 million to $29.0 million at September 30, 2013, compared to $10.3 million to $28.9 million at December 31, 2012. At September 30, 2013, and December 31, 2012, the Company’s accrued liability for such losses, which represented the Company’s best estimate within the estimated range of possible environmental and legal losses, was $14.8 million and $15.4 million, respectively. During the nine months of 2013, cash outlays related to legal and environmental matters approximated $1.8 million compared to $2.2 million for the same period in 2012.

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

OUTLOOK

The Company delivered slightly improved results in the third quarter, and management remains optimistic about the Company’s long-term growth. The slow start to the year has made achieving full year earnings growth difficult, but the Company continues to pursue investments that should accelerate its growth. In 2014 the Company should realize the benefits of its recent acquisition and other capacity expansions. The Company’s balance sheet continues to be healthy, and dividends were increased for the forty-sixth consecutive year reflecting the Company’s continued commitment to generating shareholder value.

Global surfactant consumer product volumes should continue to grow, particularly in Brazil. The higher raw material cost inventory built to support the Singapore plant start-up and the subsequent decline in commodity prices negatively impacted year-to-date surfactant profit by $4.0 million. The positive side of this is that the Singapore methyl ester plant is operating well and is contributing to Company profitability, and the remaining negative impact of this inventory will not carry beyond 2013. Surfactants sold for use in enhanced oil recovery are expected to improve compared to the slow year-to-date results. Demand for agricultural surfactants should remain strong.

The polymer segment delivered strong quarterly results despite the continuing global economic uncertainty and the negative year-over-year impact of the Company’s China operations. The second quarter acquisition of the North America polyester resin business from BMS should be slightly accretive to earnings in 2013 and more so as capacity is increased to manufacture additional polyol products for CASE applications. Early fourth quarter polyol orders are strong in both North America and Europe, as it appears that the Company is getting some business not shipped earlier in the year due to poor weather.

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

Item 4 – Controls and Procedures

a.	Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures as of the end of the most recent fiscal quarter covered by this Form 10-Q, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) were effective as of September 30, 2013.

b.	Changes in Internal Control Over Financial Reporting

There were no changes in internal controls that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II OTHER INFORMATION

Item 1 – Legal Proceedings

Maywood, New Jersey Site

The Company’s property in Maywood, New Jersey and property formerly owned by the Company adjacent to its current site and other nearby properties (Maywood site) were listed on the National Priorities List in September 1993 pursuant to the provisions of CERCLA because of certain alleged chemical contamination. Pursuant to an Administrative Order on Consent entered into between USEPA and the Company for property formerly owned by the Company, and the issuance of an order by USEPA to the Company for property currently owned by the Company, the Company has completed various Remedial Investigation Feasibility Studies (RI/FS) and has recorded a liability based on its best estimate of the remediation costs.

On August 23, 2013, USEPA issued a Feasibility Study and a Proposed Plan selecting remedies for soil remediation which, in some cases, may be different from those the Company used in determining its best estimate. The Proposed Plan is subject to an ongoing comment period. The Company continues to review the Proposed Plan and Feasibility Study in anticipation of responding to USEPA. Until such time as USEPA completes its remedy selection process, the Company does not know the scope of remediation that may be required. At this time, based on its current review and analysis of the Proposed Plan, the Company’s recorded liability for claims associated with remediation of chemical contamination at the Maywood site represents its best estimate of the cost of remediation for the Maywood site. The estimated cost of such remediation could differ from the Company’s current recorded liability, for example, if the Proposed Plan is adopted without any changes or based on the availability of additional information.

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

Item 1A – Risk Factors

There have been no material changes from the risk factors disclosed in the Company’s 2012 Annual Report on Form 10-K.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July	—		—	—	—
August	835	(a)	$25	—	—
September	—		—	—	—

(a)	As announced on June 12, 2013, the Company redeemed all shares of its 5 1⁄2 percent Convertible Preferred Stock without par value (preferred stock) outstanding at August 9, 2013. Preferred stockholders tendered 835 shares of Company preferred stock for a redemption price of $25.00 per share plus accrued and unpaid dividends of $0.26354 per share. There are no longer any issued and outstanding shares of preferred stock.

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Mine Safety Disclosures

Not applicable

Item 5 – Other Information

None

Item 6 – Exhibits

(a)	Exhibit 3(a)	—	Copy of Restated Certificate of Incorporation of Stepan Company, filed October 21, 2013, with the State of Delaware

(b)	Exhibit 10(a)	—	Copy of Form of Stock Awards Agreement under Stepan Company 2011 Incentive Compensation Plan

(c)	Exhibit 31.1	—	Certification of President and Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)

(d)	Exhibit 31.2	—	Certification of Vice President and Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)

(e)	Exhibit 32	—	Certification pursuant to 18 U.S.C. Section 1350

(f)	Exhibit 101.INS	—	XBRL Instance Document

(g)	Exhibit 101.SCH	—	XBRL Taxonomy Extension Schema Document

(h)	Exhibit 101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document

(i)	Exhibit 101.DEF	—	XBRL Taxonomy Extension Definition Document

(j)	Exhibit 101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document

(k)	Exhibit 101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEPAN COMPANY

Date: October 30, 2013

/s/ Scott D. Beamer
Scott D. Beamer
Vice President and Chief Financial Officer