Form 10-K
period 2013-12-31
STEPAN CO
filed 2014-02-26
CIK 94049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

( X )	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

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

(Check one): Large accelerated filer   X   Accelerated filer          Non-accelerated filer          Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes __   No  X

Aggregate market value at June 30, 2013, of voting and non-voting common stock held by nonaffiliates of the registrant: $1,114,938,768*

Number of shares outstanding of each of the registrant’s classes of common stock as of January 31, 2014:

Class	Outstanding at January 31, 2014
Common Stock, $1 par value	22,337,638

Documents Incorporated by Reference

Part of Form 10-K	Document Incorporated
Part III, Items 10-14	Portions of the Proxy Statement for Annual Meeting of Stockholders to be held April 29, 2014.

* Based on reported ownership by all directors and executive officers at June 30, 2013.

STEPAN COMPANY

ANNUAL REPORT ON FORM 10-K

December 31, 2013

PART I

Item 1. Business

Stepan Company, which was incorporated under the laws of the state of Delaware on February 19, 1959, and its subsidiaries (the “Company”) produce specialty and intermediate chemicals, which are sold to other manufacturers and used in a variety of end products. The Company has three reportable segments: surfactants, polymers and specialty products.

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

Polymers, which includes two primary product lines, polyols and phthalic anhydride, are used in multiple types of specialty polymers. Polyurethane polyols are used in the manufacture of rigid foam for thermal insulation in the construction industry. They are also a base for raw material for coatings, adhesives, sealants and elastomers. Phthalic anhydride is used in polyester resins, alkyd resins, and plasticizers for applications in construction materials and components of automotive, boating, and other consumer products and internally in the Company’s polyols.

In June 2013, the Company purchased the North American polyester resins business of Bayer MaterialScience LLC (BMS). The purchase included a 21,000-ton production facility in Columbus, Georgia, and a modern research and development laboratory for customer technical support and new product development. The acquired business, which includes both liquid and powdered resins, diversifies the Company’s polyol product portfolio and is expected to accelerate Company growth in coatings, adhesives, sealants and elastomers (CASE) and polyurethane systems house (PUSH) applications.

Specialty products are chemicals used in food, flavoring, nutritional supplement and pharmaceutical applications.

MARKETING AND COMPETITION

Principal customers for surfactants are manufacturers of detergents, shampoos, lotions, fabric softeners, toothpastes and cosmetics. In addition, surfactants are sold to the producers of agricultural emulsifiers and lubricating products. Surfactants are also sold into the enhanced oil recovery and biodiesel end markets. Polymers are used in the construction and refrigeration industries, as well as in applications for the coatings, adhesives, sealants, elastomers and flexible foam industries. Polymers are also used by automotive, boating and other consumer product companies. Specialty products are used primarily by food, nutritional supplement and pharmaceutical manufacturers.

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

MAJOR CUSTOMER AND BACKLOG

The Company did not have any one customer whose business represented more than 10 percent of the Company’s consolidated revenue in 2013, 2012 or 2011. The Company has contract arrangements with certain customers, but volumes are generally contingent on purchaser requirements. Much of the Company’s business is essentially on a “spot delivery basis” and does not involve a significant backlog.

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

RAW MATERIALS

The most important raw materials used by the Company are petroleum or plant based. For 2014, the Company has contracts with suppliers that cover the majority of its forecasted requirements for major raw materials and is not substantially dependent upon any one supplier.

RESEARCH AND DEVELOPMENT

The Company maintains an active research and development program to assist in the discovery and commercialization of new knowledge with the intent that such efforts will be useful in developing a new product or in bringing about a significant improvement to an existing product or process. Total expenses for research and development during 2013, 2012 and 2011 were $28.8 million, $28.0 million, and $25.1 million, respectively. The remainder of research, development and technical service expenses reflected in the consolidated statements of income relates to technical services, which include routine product testing, analytical methods development and sales support service.

ENVIRONMENTAL COMPLIANCE

Compliance with applicable country, state and local regulations regarding the discharge of materials into the environment, or otherwise relating to the protection of the environment, resulted in capital expenditures by the Company of approximately $4.7 million during 2013. These expenditures represented approximately 5 percent of the Company’s total 2013 capital expenditures. Capitalized environmental expenditures are depreciated and charged on a straight-line basis to pretax earnings over their estimated useful lives, which are typically 10 years. Recurring costs associated with the operation and maintenance of facilities for waste treatment and disposal and managing environmental compliance in ongoing operations at our manufacturing locations were approximately $18.7 million in 2013. Compliance with such regulations is not expected to have a material adverse effect on the Company’s earnings and competitive position in the foreseeable future.

EMPLOYMENT

At December 31, 2013 and 2012, the Company employed 2,015 and 1,920 persons, respectively. The Company has collective bargaining agreements with employees at some of its manufacturing locations. While the Company has experienced occasional work stoppages as a result of the collective bargaining process and may experience some work stoppages in the future, management believes that it will be able to negotiate all labor agreements on satisfactory terms. Past work stoppages have not had a significant impact on the Company’s operating results. Overall, the Company believes it has good relationships with its employees. In 2013, the Company negotiated a new four-year contract at its largest manufacturing site.

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

The executive officers of the Company, their ages and certain other information as of February 26, 2014, are as follows:

Name	Age	Title	Year First Elected Officer
F. Quinn Stepan	76	Chairman	1967
F. Quinn Stepan, Jr.	53	President and Chief Executive Officer	1997
John V. Venegoni	55	Vice President and General Manager – Surfactants	1999
Robert J. Wood	56	Vice President and General Manager – Polymers	2001
Frank Pacholec	58	Vice President, Research and Development and Corporate Sustainability Officer	2003
Gregory Servatius	54	Vice President, Human Resources	2006
H. Edward Wynn	53	Vice President, General Counsel and Secretary	2007
Scott C. Mason	55	Vice President, Supply Chain	2010
Scott D. Beamer	42	Vice President and Chief Financial Officer	2013

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

Robert J. Wood has served the Company as Vice President and General Manager – Polymers since January 2001. From March 1996 until January 2001, he served as Director – Polyols. From April 1988 until March 1996, he served as Business Manager – Polyols. Mr. Wood has announced his intention to retire effective April 4, 2014. Arthur W. Mergner, currently Vice President, North America Polymers, is expected to serve as Vice President and General Manager – Polymers effective upon Mr. Wood’s retirement.

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

Scott D. Beamer has served the Company as Vice President and Chief Financial Officer since August 15, 2013. From January 2012 until July 2013, he served as Assistant Corporate Controller at PPG Industries, Inc. From June 2008 until December 2011 he served as Chief Financial Officer and Director of Finance – PPG Europe at PPG Industries, Inc.

James E. Hurlbutt, who served the Company as Vice President and Chief Financial officer from February 2008 until August 2013, retired in November 2013 following a period to transfer his responsibilities to Scott D. Beamer.

Item 1A. Risk Factors

The following discussion identifies the most significant factors that may materially and adversely affect the Company’s business, financial condition, results of operations and cash flows. These and other factors, many of which are beyond the Company’s control, may cause future results of operations to differ materially from those currently expected or desired. The following information should be read in conjunction with Part II, Item 7, Management Discussion and Analysis and the consolidated financial statements and related notes included in this Form 10-K.

Disruptions in production at our manufacturing facilities, both planned and unplanned, may have a material impact on our business, financial position, results of operations and cash flows.

Manufacturing facilities in the Company’s industry are subject to planned and unplanned production shutdowns, turnarounds and outages. Unplanned production disruptions may occur for external reasons including natural disasters, weather, disease, strikes, transportation interruption, government regulation, political unrest or terrorism, or internal reasons, such as fire, unplanned maintenance or other manufacturing problems. Alternative facilities with sufficient capacity may not be available, may cost substantially more or may take a significant time to increase production or qualify with Company customers, each of which could negatively impact the Company’s business, financial position, results of operations and cash flows. Long-term production disruptions may cause Company customers to seek alternative supply, which could further adversely affect Company profitability.

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

The Company’s products are used in a broad range of customer product applications. Customer product reformulations may lead to reduced consumption of Company-produced products or make some Company products unnecessary. It is imperative that the Company develops new products to replace the sales of products that mature and decline in use. The Company’s business, financial position, results of operations and cash flows could be materially and adversely affected if the Company is unable to manage successfully the maturation of existing products and the introduction of new products.

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

The Company has substantial operations outside the U.S. In the year ended December 31, 2013, the Company’s sales outside of the U.S. constituted approximately 40 percent of the Company’s net sales. In addition to the risks described in this Annual Report on Form 10-K that are common to both the Company’s U.S. and non-U.S. operations, the Company faces, and will continue to face, risks related to the Company’s foreign operations such as:

•	compliance with U.S. laws affecting operations outside of the U.S., such as the Foreign Corrupt Practices Act;

•	foreign currency fluctuations;

•	unstable political, economic, financial and market conditions;

•	import and export license requirements;

•	trade restrictions;

•	increases in tariffs and taxes;

•	high levels of inflation;

•	restrictions on repatriating foreign profits back to the U.S.;

•	greater difficulty collecting accounts receivable and longer payment cycles;

•	less favorable intellectual property laws;

•	changes in foreign laws and regulations; and

•	changes in labor conditions and difficulties in staffing and managing international operations.

All of these risks have affected the Company’s business in the past and may have a material adverse effect on the Company’s business, financial position, results of operations and cash flows in the future.

Fluctuations in foreign currency exchange rates could affect Company financial results.

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

The Company is subject to a variety of environmental, health and safety and product registration laws that expose it to potential financial liability and increased operating costs.

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

The liabilities recorded by the Company for pending and threatened legal proceedings are estimates based on various assumptions. An adverse ruling or external forces, such as changes in the rate of inflation, the regulatory environment and other factors that could prove such assumptions to be no longer appropriate, may affect the accuracy of these estimates. Given the uncertainties inherent in such estimates, the Company’s actual liabilities could differ significantly from the estimated amounts the Company records in its financial statements with respect to existing and future contingencies. If the Company’s actual liability is higher than estimated or any new legal proceeding is initiated, it could materially and adversely affect the Company’s business, financial position, results of operations and cash flows.

The Company has a significant amount of indebtedness and may incur additional indebtedness, or need to refinance existing indebtedness, in the future, which may adversely affect the Company’s business, financial position, results of operations and cash flows.

The Company has a significant amount of indebtedness and may incur additional indebtedness in the future. As of December 31, 2013, the Company had $270.6 million of debt on its balance sheet. U.S. debt included $242.1 million in unsecured promissory notes with maturities extending from 2014 until 2025. In addition, to provide liquidity, the Company has a $125.0 million revolving credit facility.

The Company’s foreign subsidiaries also maintain bank term loans and short-term bank lines of credit in their respective countries to meet working capital requirements as well as to fund capital expenditure programs and acquisitions. As of December 31, 2013, the Company’s foreign subsidiaries’ aggregate outstanding debt totaled $28.5 million.

The Company’s current indebtedness and any additional indebtedness incurred in the future may materially and adversely affect its business, financial position, results of operations and cash flows. For example, it could:

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

The Company’s loan agreements contain provisions, which, among others, require maintenance of certain financial ratios and place limitations on additional debt, investments and payment of dividends. Failure to comply with these loan agreements would require debt restructuring that could be materially adverse to the Company’s financial position, results of operations and cash flows. Additionally, any future disruptions in the credit and financial markets may reduce the availability of debt financing or refinancing and increase the costs associated with such financing. If the Company is unable to secure financing on satisfactory terms, or at all, its business financial position, results of operations and cash flows may be materially and adversely affected.

Downturns in certain industries and general economic downturns may have an adverse effect on the Company’s business, financial position, results of operations and cash flows.

Economic downturns may adversely affect users of some end products that are manufactured using the Company’s products and the industries in which such end products are used. These users may reduce their volume of purchases of such end products during economic downturns, which would reduce demand for the Company’s products. Additionally, uncertain conditions in the credit markets pose a risk to the overall economy that may impact consumer and customer demand of some of the Company’s products, as well as the Company’s ability to manage normal commercial relationships with its customers, suppliers and creditors. Some of the Company’s customers may not be able to meet the terms of sale and suppliers may not be able to fully perform their contractual obligations due to tighter credit markets or a general slowdown in economic activity.

In the event that economic conditions worsen or result in a prolonged downturn or recession, the Company’s business, financial position, results of operations and cash flows may be materially and adversely affected.

The Company relies extensively on information technology (IT) systems to operate most aspects of its business. Interruption of, damage to or compromise of Company IT systems could have an adverse effect on the Company’s business, financial position, results of operations and cash flows.

The Company relies on IT systems for most areas of operations, including production, supply chain, research and development, finance, human resource, regulatory and various other functions. The Company’s ability to effectively manage its business depends on the security, reliability and adequacy of these systems. IT system failures due to network disruptions or security breaches (e.g., cyber attacks) could impact production activities, impede shipment of products, cause delays or cancellations of customer orders, hamper the processing of transactions or reporting of financial results or make sensitive, private or proprietary information public. While the Company has a comprehensive program for continuously reviewing, maintaining, testing and upgrading its IT systems and security, there can be no assurance that such efforts will prevent breakdowns or breaches in Company systems that could adversely affect the Company’s business, financial position, results of operations and cash flows.

Various liability claims could materially and adversely affect the Company’s financial position, operating results and cash flows.

The Company may be required to pay for losses or injuries purportedly caused by its products. The Company faces an inherent exposure to various types of claims including general liability, product liability, product recall, toxic tort and environmental (“claims”), among others, if its products, or the end products that are manufactured with the Company’s products, result in property damage, injury or death. In addition, because the Company conducts business in multiple jurisdictions, the Company also faces an inherent exposure to other general claims based on its operations in those jurisdictions and the laws of those jurisdictions, including but not limited to claims arising from its relationship with employees, distributors, agents and customers, and other parties with whom it has a business relationship, directly or indirectly. Many of these claims may be made against the Company even if there is no evidence of a loss from that claim, and these claims may be either made by individual entities, or potentially a group of plaintiffs in a class action. Defending these claims could result in significant legal expenses relating to defense costs and/or damage awards and diversion of management’s time and the Company’s resources. Any claim brought against the Company, net of potential insurance recoveries, could materially and adversely affect the Company’s business financial position, results of operations and cash flows.

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

	Name of Facility	Location	Site Size	Product
1.	Millsdale	Millsdale (Joliet), Illinois	492 acres	Surfactants/Polymers
2.	Fieldsboro	Fieldsboro, New Jersey	45 acres	Surfactants
3.	Anaheim	Anaheim, California	8 acres	Surfactants
4.	Winder	Winder, Georgia	202 acres	Surfactants
5.	Maywood	Maywood, New Jersey	19 acres	Surfactants / Specialty Products
6.	Columbus	Columbus, Georgia	29.8 acres	Polymers
7.	Stepan France	Voreppe, France	20 acres	Surfactants
8.	Stepan Mexico	Matamoros, Mexico	13 acres	Surfactants
9.	Stepan Germany	Wesseling, Germany	12 acres	Surfactants/Polymers
10.	Stepan UK	Stalybridge, United Kingdom	11 acres	Surfactants
11.	Stepan Colombia	Manizales, Colombia	5 acres	Surfactants
12.	Stepan Canada	Longford Mills, Canada	70 acres (leased)	Surfactants
13.	Stepan China	Nanjing, China	4 acres (leased)	Polymers (no longer manufacturing at this site)
14.	Stepan Brazil	Vespasiano, Minas Gerais, Brazil	27 acres (capital lease)	Surfactants
15.	Stepan Philippines	Bauan, Batangas, Philippines	9 acres (leased)	Surfactants
16.	Stepan Poland	Brzeg Dolny, Poland	4 acres (perpetual use right)	Polymers
17.	Stepan Asia	Jurong Island, Singapore	8 acres (leased)	Surfactants
18.	Company Headquarters and Central Research Laboratories	Northfield, Illinois	8 acres	N/A
19.	Company Corporate Supply Chain, Human Resources, Legal and Finance Functions	Northbrook, Illinois	3.25 acres	N/A

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

On August 23, 2013, USEPA issued a Feasibility Study and a Proposed Plan selecting remedies for soil remediation which, in some cases, may be different from those the Company used in determining its best estimate. The Company submitted comments to USEPA on the Proposed Plan in December 2013. Those comments raised significant issues with both the Proposed Plan’s remedy selections and cost estimates. As a result, the Proposed Plan has had no impact on the Company’s recorded liability at this time. Until such time as USEPA completes its remedy selection process, the Company does not know the scope of remediation that may be required. At this time, based on its current review and analysis of the Proposed Plan, the Company’s recorded liability for claims associated with remediation of chemical contamination at the Maywood site represents its best estimate of the cost of remediation for the Maywood site. The estimated cost of such remediation could differ from the Company’s current recorded liability, for example, if the Proposed Plan is adopted without any changes or based on the availability of additional information.

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

Wilmington Site

The Company is currently contractually obligated to contribute to the response costs associated with the Company’s formerly-owned site at 51 Eames Street, Wilmington, Massachusetts. Remediation at this site is being managed by its current owner to whom the Company sold the property in 1980. Under the agreement, once total site remediation costs exceed certain levels, the Company is obligated to contribute up to five percent of future response costs associated with this site with no limitation on the ultimate amount of contributions. To date, the Company has paid the current owner $2.2 million for the Company’s portion of environmental response costs through the third quarter of 2013 (the current owner of the site bills the Company one calendar quarter in arrears). The Company has recorded a liability for its portion of the estimated remediation costs for the site. Depending on the ultimate cost of the remediation at this site, the amount for which the Company is liable could differ from the current estimates.

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

All 2012 share and per share data in Item 5 have been retroactively adjusted to reflect the two-for-one common stock split that was effective on December 14, 2012.

(a)	The Company’s common stock is listed and traded on the New York Stock Exchange. See table below for New York Stock Exchange quarterly market price information.

Quarterly Stock Data
	Stock Price Range
	2013		2012

Quarter	High	Low	High	Low
First	$64.99	$55.43	$46.00	$38.05
Second	$63.27	$52.34	$47.25	$41.35
Third	$59.98	$55.51	$50.43	$42.72
Fourth	$67.20	$56.06	$55.90	$44.89
Year	$67.20	$52.34	$55.90	$38.05

On June 12, 2013, the Company announced that on August 9, 2013 (redemption date) it would redeem any remaining outstanding shares of its 5 1/2 percent Convertible Preferred Stock without par value (preferred stock). At the time of the redemption announcement, there were 61,735 shares of preferred stock outstanding. Prior to the redemption date, preferred shareholders converted 60,900 shares of preferred stock into 139,029 shares of Company common stock. In accordance with the Certificate of Designation, Preferences and Rights of the 5 1/2% Convertible Preferred Stock (Preferred Shareholders Agreement), the Company redeemed 835 shares of unconverted shares of Company preferred stock for an aggregate redemption price of $25.26354 per share ($25.00 per share plus accrued and unpaid dividends of $0.26354 per share). There are no longer any issued and outstanding shares of preferred stock (see also Note 11, Stockholders’ Equity, of the consolidated financial statements).

On February 19, 2013, the Board of Directors of Stepan Company authorized the Company to repurchase up to 1,000,000 shares of its outstanding common stock. This repurchase authorization replaced the previous authorization of February 11, 2009, and the remaining unutilized 2009 repurchase authorization of 170,542 shares was cancelled. During 2013, 41,688 shares of Company common stock were purchased in the open market, 1,562 shares of common stock were received in lieu of cash from employees exercising stock options and 17,345 shares of common stock were received to settle employees’ minimum statutory withholding taxes related to performance stock awards and deferred compensation distribution. The purchased and received shares were recorded as treasury stock in the Company’s balance sheet. At December 31, 2013, 958,312 shares remained available for repurchase under the February 19, 2013, authorization. The timing and amount of the repurchases are determined by the Company’s management based on its evaluation of market conditions and share price. Shares will be repurchased with cash in open market or private transactions in accordance with applicable securities and stock exchange rules.

In October 2012, the Board of Directors declared a two-for-one stock split on the Company’s common stock in the form of a 100 percent stock dividend, which was paid on December 14, 2012.

(b)	On January 31, 2014, there were 1,543 holders of record of common stock of the Company.

(c)	Below is a summary by month of share purchases by the Company during the fourth quarter of 2013:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

October	—		—	—	—

November	1,562	(a)	$58.80	—	—

December	—		—	—	—

(a)	Represents shares tendered in lieu of cash for stock option exercises. The shares tendered were held by the individual exercising the options for more than six months.

(d)	See table below for quarterly dividend information.

Dividends Declared Per Common Share

Quarter	2013	2012
First	$0.16	$0.14
Second	$0.16	$0.14
Third	$0.16	$0.14
Fourth	$0.17	$0.16

Year	$0.65	$0.58

The Company has material debt agreements that restrict the payment of dividends. See the Liquidity and Financial Condition section of Part II, Item 7, Management’s Discussion and Analysis, for a description of the restrictions. See also Note 7, Debt, of the consolidated financial statements (Item 8 of this Form 10-K) for the amount of retained earnings available for dividend distribution at December 31, 2013.

(e)	Stock Performance Graph

The following stock performance graph compares the yearly change since December 31, 2008, in cumulative return on the common stock of the Company on a dividend reinvested basis to the Dow Jones Chemical Industry Index and the Russell 2000 Index. The Dow Jones Chemical Industry Index is a market-capitalization weighted grouping of 32 chemical companies, including major manufacturers of both basic and specialty products. The Company is not included in the Dow Jones Chemical Industry Index. The Russell 2000 Index is a market-capitalization weighted grouping of 2,000 small to medium sized companies in a broad range of industries. The Company has been included in the Russell 2000 Index since 1992. The graph assumes $100 was invested on December 31, 2008, and shows the cumulative total return as of each December 31 thereafter.

Item 6. Selected Financial Data

(In thousands, except per share data)

For the Year	2013	2012	2011	2010	2009
Net Sales	$1,880,786	$1,803,737	$1,843,092	$1,431,122	$1,276,382
Operating Income	109,153	128,716	118,456	107,897	104,888
Percent of Net Sales	5.8%	7.1%	6.4%	7.5%	8.2%
Income Before Provision for Income Taxes	95,630	115,722	104,894	101,479	97,131
Percent of Net Sales	5.1%	6.4%	5.7%	7.1%	7.6%
Provision for Income Taxes	23,293	36,035	32,292	35,888	34,028
Net Income Attributable to Stepan Company	72,828	79,396	71,976	65,427	63,049
Per Diluted Share (a)	3.18	3.49	3.21	2.95	2.92
Percent of Net Sales	3.9%	4.4%	3.9%	4.6%	4.9%
Percent to Total Stepan Company Stockholders’ Equity (b)	14.1%	18.0%	19.2%	20.5%	25.3%
Cash Dividends Paid	14,474	12,757	11,513	10,570	9,557
Per Common Share (a)	0.6500	0.5800	0.5300	0.4900	0.4500
Depreciation and Amortization	56,400	51,294	47,099	40,351	37,171
Capital Expenditures	92,865	83,159	83,166	73,748	42,631
Weighted-average Common Shares Outstanding (Diluted) (a)	22,924	22,730	22,440	22,180	21,592

As of Year End
Working Capital	$339,557	$275,911	$246,516	$222,199	$186,297
Current Ratio	2.3	2.1	2.1	2.1	2.1
Property, Plant and Equipment, net	494,042	422,022	383,983	353,585	248,618
Total Assets	1,167,202	985,478	901,118	811,431	634,203
Long-term Debt Obligations, Less Current Maturities	235,246	149,564	164,967	159,963	93,911
Total Stepan Company Stockholders’ Equity	552,286	478,985	401,211	349,491	289,285

(a)	Comparative historical data reflects the two-for-one common stock split that was effective December 14, 2012.
(b)	Based on average equity.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

The Company produces and sells intermediate chemicals that are used in a wide variety of applications worldwide. The overall business comprises three reportable segments:

•

Surfactants – Surfactants, which accounted for 70 percent of consolidated net sales in 2013, are principal ingredients in consumer and industrial cleaning products such as detergents for washing clothes, dishes, carpets, floors and walls, as well as shampoos, body washes, toothpastes and fabric softeners. Other applications include germicidal quaternary compounds, lubricating ingredients, emulsifiers (for spreading agricultural products), plastics and composites and biodiesel. Surfactants are manufactured at six North American sites (five in the U.S. and one in Canada), three European sites (United Kingdom, France and Germany), three Latin American sites (Mexico, Brazil and Colombia) and two Asian sites (Philippines and Singapore). The Company also holds a 50 percent ownership interest in a joint venture, TIORCO, LLC (TIORCO), that markets chemical solutions for increasing the production of crude oil and natural gas from existing fields (enhanced oil recovery or EOR). The joint venture is accounted for under the equity method, and its financial results are excluded from surfactant segment operating results. Sales and related profits of the Company’s surfactants to enhanced oil recovery customers are included in surfactants segment results.

•

Polymers – Polymers, which accounted for 26 percent of consolidated net sales in 2013, includes two primary product lines: polyols and phthalic anhydride. Polyols are used in the manufacture of rigid laminate insulation board and panels for thermal insulation in the construction industry and are also a base raw material for coatings, adhesives, sealants and elastomers (collectively CASE products) and flexible foams. Phthalic anhydride is used in unsaturated polyester resins, alkyd resins and plasticizers for applications in construction materials and components of automotive, boating and other consumer products. In addition, the Company uses phthalic anhydride internally in the production of polyols. In the U.S., polymer product lines are manufactured at the Company’s Millsdale, Illinois, site and beginning June 1, 2013, at the Company’s

Columbus, Georgia, site (see the ‘Acquisition’ section that follows for information regarding the Company’s June 1, 2013, acquisition). In Europe, polyols are manufactured at the Company’s subsidiaries in Germany and Poland. In Asia, polyols are currently toll produced for the Company’s 80-percent owned joint venture in Nanjing, China (see the ‘Segment Results’ section of this MD&A for a discussion regarding the Company’s requirement to move its China facility).

•

Specialty Products – Specialty products, which accounted for four percent of consolidated net sales in 2013, include flavors, emulsifiers and solubilizers used in the food, nutritional supplement and pharmaceutical industries. Specialty products are primarily manufactured at the Company’s Maywood, New Jersey, site and, in some instances, at outside contractors.

Acquisition

On June 1, 2013, the Company acquired the North American polyester resins business of Bayer MaterialScience LLC (BMS). Prior to the acquisition, BMS was a leading North American producer of powder polyester resins for metal coating applications and liquid polyester resins for CASE applications. The acquisition included a 21,000-ton production facility in Columbus, Georgia, and a modern research and development laboratory for customer technical support and new product development. Infrastructure is in place to allow for future expansion. Prior to the purchase, the acquired business had annual sales of approximately $64.0 million. As of the acquisition date, the new business became a part of the North American operations reporting unit included in the Company’s polymers reportable segment.

The acquisition, which included both liquid and powdered resins, has diversified the Company’s polyol product offering and is expected to accelerate Company growth in CASE and PUSH (polyurethane systems house) applications. The Company intends to make future capital expenditures to expand production capabilities at the site.

The total acquisition purchase price was $68.2 million of cash, of which $61.1 million was paid at closing with $7.1 million, primarily for inventory, paid over a three-month period (June 2013 through August 2013) pursuant to a transition services agreement with BMS. The acquisition was originally funded through the Company’s committed revolving credit agreement. Subsequent to closing on the acquisition, the Company completed a $100.0 million private placement loan, which was used in part to finance the acquisition (see the Liquidity and Capital Resources section of this MD&A for further information regarding the private placement borrowing).

The financial effect of the new business was immaterial, although slightly accretive, to Company earnings for 2013. See Note 2 of the consolidated financial statements for further details regarding the acquisition.

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

	Income (Expense)
(In millions)	For the Year Ended December 31
	2013	2012	Change
Deferred Compensation (Administrative expense)	($9.5)	($10.2)	$0.7	(1)
Investment Income (Other, net)	1.0	0.1	0.9
Realized/Unrealized Gains (Losses) on Investments (Other, net)	2.5	1.3	1.2

Pretax Income Effect	($6.0)	($8.8)	$2.8

	Income (Expense)
(In millions)	For the Year Ended December 31
	2012	2011	Change
Deferred Compensation (Administrative expense)	($10.2)	($1.5)	$(8.7	)(1)
Investment Income (Other, net)	0.1	0.1	—
Realized/Unrealized Gains (Losses) on Investments (Other, net)	1.3	(0.1)	1.4

Pretax Income Effect	($8.8)	($1.5)	$(7.3)

(1)	See the applicable Corporate Expenses section of this MD&A for details regarding the period-to-period changes in deferred compensation.

Effects of Foreign Currency Translation

The Company’s foreign subsidiaries transact business and report financial results in their respective local currencies. As a result, foreign subsidiary income statements are translated into U.S. dollars at average foreign exchange rates appropriate for the reporting period. Because foreign exchange rates fluctuate against the U.S. dollar over time, foreign currency translation affects year-to-year comparisons of financial statement items (i.e., because foreign exchange rates fluctuate, similar year-to-year local currency results for a foreign subsidiary may translate into different U.S. dollar results). The following tables present the effects that foreign currency translation had on the year-over-year changes in consolidated net sales and various income line items for 2013 compared to 2012 and 2012 compared to 2011:

	Year Ended			Increase Due to Foreign
	December 31		Increase
(In millions)	2013	2012	(Decrease)	Translation

Net Sales	$1,880.8	$1,803.7	$77.1	$2.3
Gross Profit	281.7	291.6	(9.9)	—
Operating Income	109.2	128.7	(19.5)	—
Pretax Income	95.6	115.7	(20.1)	0.2

	Year Ended			Decrease Due to Foreign
	December 31		Increase
(In millions)	2012	2011	(Decrease)	Translation

Net Sales	$1,803.7	$1,843.1	$(39.4)	$(39.6)
Gross Profit	291.6	255.6	36.0	(5.2)
Operating Income	128.7	118.5	10.2	(2.7)
Pretax Income	115.7	104.9	10.8	(2.6)

RESULTS OF OPERATIONS

2013 Compared with 2012

Summary

Net income attributable to the Company for 2013 declined eight percent to $72.8 million, or $3.18 per diluted share, compared to $79.4 million, or $3.49 per diluted share, for 2012. Below is a summary discussion of the major factors leading to the year-over-year changes in net sales, profits and expenses. A detailed discussion of segment operating performance for 2013 follows the summary.

Consolidated net sales increased $77.0 million, or four percent, year over year due to a seven percent improvement in sales volume and to the favorable effects of foreign currency translation, which accounted for $118.6 million and $2.3 million, respectively, of the net sales increase. Sales volumes for all three segments improved – six percent for surfactants, eight percent for polymers and two percent for specialty products. A decline in average selling prices had a $43.9 million unfavorable impact on the year-over-year net sales change. Decreased raw material costs and a less favorable mix of sales for surfactants led to the drop in average selling prices.

Operating income for 2013 declined $19.6 million, or 15 percent, from operating income for 2012. Gross profit decreased $9.9 million, or three percent. The polymers segment reported higher year-over-year gross profit, but the improvement was more than offset by gross profit declines for the surfactants and specialty products segments. The higher polymers gross profit was largely due to greater sales volume for European and North American operations. In addition, 2013 European polymer profits benefited from insurance recovery income that was $2.5 million greater than that for 2012. Gross profit for surfactants was negatively impacted by lower margins that more than offset the effect of higher sales volume. Included in 2013 surfactants gross profit were approximately $9.0 million of expenses resulting from the consumption of higher cost raw material inventory built to support the Company’s Singapore plant start-up, contractual timing differences between changes in raw material costs and selling prices and non-recurring costs to secure a strategic raw material for specialty surfactant growth. Specialty products profits were negatively impacted by lower sales volumes and lower margins for medium-chain triglyceride products used in food ingredient applications.

Operating expenses increased $9.7 million, or six percent, between years. The following summarizes the year-over-year changes in the individual income statement line items that comprise the Company’s operating expenses:

•

Selling expenses increased $0.1 million, or less than one percent, year over year. The only significant year-over-year variance was a $1.6 million reduction in U.S. fringe benefit expenses largely due to declines in short and long-term incentive expenses. Increases in a number of small expense items offset the decrease in U.S. benefit expense.

•

Administrative expenses increased $7.5 million, or twelve percent, year over year. Much of the increase reflected the Company’s continued investment in growth and innovation initiatives. Increases in corporate and other Company entity legal (including intellectual property), acquisition (actual and exploratory) and salary expenses accounted for $2.4 million, $1.0 million and $0.9 million, respectively, of the year-over-year change in corporate expenses. In addition, 2013 expenses included a $0.7 million charge for estimated dismantling costs for the manufacturing site in Nanjing, China. Other contributors to the increase in consolidated administrative expenses included hardware and software maintenance ($0.5 million), hiring ($0.3 million) and temporary help ($0.3 million). The remaining year-over-year variance is attributable to the accumulation of small increases across the Company’s global organization.

The above increases were partially offset by a $0.7 million year-over-year decline in deferred compensation expense. The decline reflected a year-over-year increase in the value of Company stock that was smaller in 2013 than in 2012. See the ‘Overview’ and ‘Corporate Expenses’ sections of this MD&A for further details.

•

Research, development and technical service (R&D) expenses were up $1.1 million, or two percent, year over year. Most of the increase was attributable to higher personnel, outside contract service and consulting expenses required to pursue the Company’s growth and innovation opportunities. Lower product registration costs under Europe’s REACH (Registration, Evaluation, Authorization and Restriction of Chemicals) regulation favorably affected the year-over-year change in R&D expenses by $0.6 million.

•

Business Restructuring – In the fourth quarter of 2013, the Company approved a plan to consolidate a portion of its North American surfactants manufacturing operations (part of the surfactants reportable segment) to reduce future costs and optimize asset utilization. The Company will shut down sulfonation production at its Canadian manufacturing site, which will result in the elimination of an estimated 20 North American positions. Production of affected products currently manufactured in Canada will be moved to U.S. plants. The restructuring effort is expected to be completed in the third quarter of 2014.

As a result of the approved plan, the Company recognized $1.0 million of one-time severance expenses in the fourth quarter of 2013. Most of the severance payments are expected to be made in the third quarter of 2014.

It should be noted that in addition to the restructuring costs, the Company reduced the useful lives of the manufacturing assets in the affected areas of the Canada plant. As a result, the Company recognized $0.3 million of additional depreciation expense in the fourth quarter of 2013. The expense was included in the cost of sales line of the consolidated statement of income. The change in the useful lives of the assets will add about $1.8 million of depreciation expense in the first half of 2014.

The loss from the Company’s 50-percent equity joint venture (TIORCO) increased $0.6 million year over year primarily due to lower commission income.

Net interest expense in 2013 increased $0.8 million over net interest expense in 2012. The increase reflected higher average debt levels. On June 27, 2013, the Company borrowed $100.0 million pursuant to a private placement note purchase agreement that matures in 2025. The Company borrowed the funds primarily to finance the second quarter acquisition of the North American polyester resins business of BMS and expects to use the remaining proceeds for related capital expenditures and working capital as well as for general corporate purposes.

Other, net was $2.2 million of income for 2013 compared to $1.3 million of income for 2012. Net investment income (including realized and unrealized gains and losses) for the Company’s deferred compensation and supplemental defined contribution mutual fund assets was up $2.1 million year over year. Foreign exchange losses were $1.5 million for 2013 compared to $0.3 million for 2012.

The effective tax rate was 24.4 percent in 2013 compared to 31.1 percent in 2012. The decrease was primarily attributable to a favorable IRS ruling published in the fourth quarter of 2013 that allowed the Company to exclude certain biodiesel excise tax credits from income retroactive to January 1, 2010 (this ruling was a major factor for the $0.2 million income tax provision benefit reported by the Company in the fourth quarter of 2013). The decrease was also attributable to the federal research and development tax credit and the small agri-biodiesel producer tax credit which were extended retroactively from January 1, 2012 through December 31, 2013 when The American Taxpayer Relief Act of 2012 was signed into law on January 2, 2013. Also contributing to the effective tax rate decline was a greater percentage of consolidated income being generated outside the U.S. where the effective tax rates are lower. See Note 10 to the consolidated financial statements for a reconciliation of the statutory U.S. federal income tax rate to the effective tax rate.

Segment Results

(In thousands)	Surfactants	Polymers	Specialty Products	Segment Results	Business Restructuring	Corporate	Total
For the year ended December 31, 2013
Net sales	$1,317,164	$483,361	$80,261	$1,880,786	—	—	$1,880,786
Operating income	100,201	54,536	10,902	165,639	(1,040)	(55,446)	109,153

For the year ended December 31, 2012
Net sales	$1,305,800	$423,959	$73,978	$1,803,737	—	—	$1,803,737
Operating income	118,591	48,130	12,242	178,963	—	(50,247)	128,716

Surfactants

Surfactants net sales for 2013 increased $11.4 million, or one percent, over net sales for 2012. Sales volume increased by six percent, which favorably affected the year-over-year net sales change by $83.2 million. All regions reported sales volume improvements. A decline in average selling prices and the unfavorable effects of foreign currency translation offset the impact of sales volume by $69.0 million and $2.8 million, respectively. The decrease in average selling prices was largely due to reduced raw material costs. A year-over-year comparison of net sales by region follows:

	For the Year Ended
(In thousands)
	December 31, 2013	December 31, 2012	Increase (Decrease)	Percent Change
North America	$802,568	$810,988	$(8,420)	-1
Europe	287,394	286,071	1,323	—
Latin America	160,426	156,509	3,917	+3
Asia	66,776	52,232	14,544	+28

Total Surfactants Segment	$1,317,164	$1,305,800	$11,364	+1

Net sales for North American operations declined one percent. Sales volume increased three percent, which favorably affected the year-over-year change in net sales by $21.9 million. The increase in sales volume reflected greater sales of functional surfactants used in agricultural and biodiesel applications and increased consumer product sales. Sales volume of oil field chemicals declined between years. Average selling prices declined three percent, which had a $28.6 million negative effect on the year-over-year net sales change. Lower raw material costs and the effects of customer contract selling price lags led to the decline in average selling prices. The effects of foreign currency translation had a $1.7 million unfavorable effect on the net sales change.

Net sales for European operations increased less than one percent between years. Sales volume increased six percent, which had a $15.8 million favorable effect on the year-over-

year net sales change. Increased sales of Company products used in personal care, HI&I (household, institution and industrial) and agricultural chemical applications drove the sales volume improvement. Most of the improvement came from additional business from existing customers. A six percent decline in average selling prices had a negative $18.8 million effect on the year-over-year net sales change. Lower raw material costs and price competition led to the reduction in selling prices. The effects of foreign currency translation had a $4.3 million positive effect on the net sales change.

Net sales for Latin American operations increased three percent as a result of a 12 percent increase in sales volume partially offset by a five percent decline in average selling prices and a four percent negative effect of foreign currency translation. The increased sales volume had an $18.0 million positive effect on the year-over-year net sales change, while the decreased selling prices and impact of foreign currency translation had negative effects of $9.0 million and $5.1 million, respectively. Sales volume for all three Latin American locations improved between years, with most of the increase derived from Brazil, where the Company has focused on expanding its surfactants franchise. The decrease in average selling prices reflected declines in raw material costs.

Net sales for Asia operations increased 28 percent due to a 33 percent increase in sales volume, reflecting sales from the Singapore subsidiary that was not commercially operational until the fourth quarter of 2012.

Surfactants operating income for 2013 declined $18.4 million, or 16 percent, from operating income for 2012. Gross profit fell $17.7 million, or nine percent. Included in 2013 surfactants gross profit were approximately $9.0 million of expenses resulting from the consumption of higher cost raw material inventory built to support the Company’s Singapore plant start-up, contractual timing differences between changes in raw material costs and selling prices and non-recurring costs to secure a strategic raw material for specialty surfactant growth. The effects of foreign currency translation contributed $1.0 million to the gross profit decline. Operating expenses increased $0.7 million, or one percent. Year-over-year comparisons of gross profit by region and total segment operating expenses and operating income follow:

(In thousands)	For the Year Ended
	December 31, 2013	December 31, 2012	Increase (Decrease)	Percent Change
Gross Profit
North America	$128,643	$155,891	$(27,248)	-17
Europe	24,928	24,759	169	+1
Latin America	22,114	20,381	1,733	+9
Asia	10,021	2,339	7,682	+328

Total Surfactants Segment	$185,706	$203,370	$(17,664)	-9

Operating Expenses	85,505	84,779	726	+1

Operating Income	$100,201	$118,591	$(18,390)	-16

North American gross profit declined 17 percent year over year due to reduced margins that more than offset the effect of the three percent improvement in sales volume. Factors that contributed to the lower sales margins included customer contract selling price lags (which unfavorably impacted selling margins in 2013 while favorably impacting margins in 2012), the consumption of high priced methyl ester inventories (built up in the prior fourth quarter to support the Singapore start-up) and non-recurring costs to secure a strategic raw material for specialty surfactant growth. In addition, manufacturing expenses increased $4.2 million (3 percent) between years primarily due to higher maintenance and depreciation costs. Fourth quarter 2013 gross profit declined $13.1 million from gross profit for the fourth quarter of 2012 despite a six percent increase in sales volume. The decline in quarter-over-quarter gross profit was due to the factors cited above and also due to the fact that costs for a number of key raw materials began rising in the fourth quarter, which had a further negative effect on margins. The Company announced selling price increases effective mid-January 2014 to recapture these higher costs.

Gross profit for European operations increased one percent year over year. The effect of the six percent sales volume increase was largely offset by a less favorable mix of sales. In addition, competitive pressures led to some selling price reductions.

Gross profit for Latin American operations increased nine percent primarily due to the 12 percent increase in sales volume. Average unit margins have also improved between years as a result of greater utilization of the Brazil site’s new manufacturing capacity. The effects of foreign currency translation had a $1.2 million unfavorable effect on the year-over-year change in gross profit.

Asia operations gross profit improvement was principally due to the Singapore subsidiary, which was not commercially operational until the fourth quarter of 2012.

Operating expenses for the surfactants segment were up $0.7 million, or one percent, year over year. Administrative expenses increased $1.5 million, and R&D and marketing expenses declined $0.6 million and $0.2 million, respectively. Approximately $1.0 million of the increase in administrative expenses reflected higher costs necessary to support the Company’s growth initiatives in Asia and Latin America. The decline in R&D expenses was attributable to a decrease in product registration expenses ($0.6 million) under Europe’s REACH initiative.

Polymers

Polymers net sales for 2013 increased $59.4 million, or 14 percent, over net sales for 2012. An eight percent increase in sales volume, higher average selling prices and the favorable effects of foreign currency translation accounted for $33.6 million, $21.2 million and $4.6 million, respectively, of the net sales improvement. The acquired BMS North American polyester resins business contributed $31.9 million to 2013 net sales. A year-over-year comparison of net sales by region is displayed below:

(In thousands)	For the Year Ended
	December 31, 2013	December 31, 2012	Increase	Percent Change
North America	$294,421	$262,376	$32,045	+12
Europe	161,262	135,198	26,064	+19
Asia and Other	27,678	26,385	1,293	+5

Total Polymers Segment	$483,361	$423,959	$59,402	+14

Net sales for North American operations increased 12 percent between years. The increase in net sales was largely attributable to the contribution of the BMS North American polyester resins acquisition made in June. The acquired business accounted for $31.9 million of the year-over-year change in net sales. Net sales for the Company’s pre-acquisition polymer business were unchanged between years on sales volume that declined three percent. Phthalic anhydride volume was down six percent due primarily to continued weak demand from polyester resin customers. Sales volume for rigid polyol products in insulation applications was down one percent. Also affecting the year-over-year change in net sales was a significant 2012 sale of a urethane systems product used in a new aircraft carrier that did not recur in 2013. Average selling prices for the pre-acquisition business were up three percent year over year due to higher average raw material costs and a more favorable product mix of sales.

Net sales for European operations increased 19 percent due to a 16 percent improvement in sales volume and the favorable effects of foreign currency translation, which accounted for $22.0 million and $4.1 million, respectively, of the growth in net sales. Increased business from a number of major polyol customers, due in part to increased sales of polyols for metal panel applications, and the addition of a new customer accounted for the sales volume increase. The strengthening of the Polish zloty against the U.S. dollar led to the foreign currency translation effect.

Net sales for Asia and Other operations improved five percent between years due to a more favorable customer sales mix and to a $0.5 million positive foreign currency translation effect. Sales volume was down one percent year over year.

Polymer operating income for 2013 increased $6.4 million, or 13 percent, over operating income for 2012. Gross profit improved $9.0 million due to year-over-year improvement for European and North American operations. In addition, current year profits benefited from insurance recovery income that was $2.5 million greater in 2013 than in 2012. The insurance recoveries in both years were for lost business resulting from a 2011 fire that damaged polyol equipment at the Germany site. Operating expenses increased $2.6 million, or 11 percent.

Year-over-year comparisons of gross profit by region and total segment operating expenses and operating income follow:

(In thousands)	For the Year Ended
	December 31, 2013	December 31, 2012	Increase (Decrease)	Percent Change
Gross Profit
North America	$53,554	$50,006	$3,548	+7
Europe	27,380	18,688	8,692	+47
Asia and Other	(17)	3,207	(3,224)	-101

Total Polymers Segment	$80,917	$71,901	$9,016	+13

Operating Expenses	26,381	23,771	2,610	+11

Operating Income	$54,536	$48,130	$6,406	+13

Gross profit for North American operations increased seven percent between years mainly due to higher margins and to the contribution derived from the BMS business acquisition. The higher margins resulted from a combination of selling price increases and a more favorable mix of sales. The year-over-year improvement in gross profit for North American operations was tempered by a large 2012 sale of a urethane systems product used in a new aircraft carrier. There were no such sales in 2013.

The 47 percent increase in gross profit for European operations was primarily driven by the previously mentioned 16 percent improvement in sales volume and the $2.5 million year-over-year increase in insurance recovery income. Increased unit margins and a $0.9 million favorable effect of foreign currency also contributed.

The decline in gross profit for Asia and Other operations was due to reduced selling margins, higher expenses and the one percent decrease in sales volume. As a result of ceasing manufacturing at the plant site in Nanjing, China, products are now being outsourced from other Company locations or outside processors, which leads to reduced selling margins. In addition, during 2013 the Company accelerated $0.6 million of depreciation on all assets that were not projected to be moved to the new site. As noted in previous filings, government officials in Nanjing, China, informed the Company that its manufacturing facility needed to be relocated. In 2012, the Company purchased land use rights in the Nanjing Chemical Industrial Park as a potential site on which to construct a new manufacturing plant. Management continues to review the scope and cost of a building project, while concurrently negotiating with the local government for compensation for the move.

Polymer operating expenses increased $2.6 million, or 11 percent, year over year. Higher R&D ($0.9 million) and selling ($0.3 million) expenses, a $0.7 million charge for estimated dismantling costs for the manufacturing site in Nanjing, China, and the unfavorable effects of foreign currency translation ($0.3 million) accounted for most of the operating expense increase. North American operations accounted for $0.8 million of the increase in R&D expenses. Approximately $0.2 million of the increase was attributable to resources needed to support the acquired BMS business. The remainder of the increase in North American R&D expenses was due to planned additional spending for polyol and CASE research projects. European operations accounted for the rise in selling expenses.

Specialty Products

Net sales for 2013 increased $6.3 million, or eight percent, over net sales for the same period of 2012. Operating income declined $1.3 million due to higher raw material costs, increased manufacturing and operating expenses and competitive pricing pressures, especially for the Company’s medium-chain triglyceride products used in food ingredient applications.

Corporate Expenses

Corporate expenses increased $5.2 million to $55.4 million for 2013 from $50.2 million for 2012. In large part, the increase in corporate expenses reflected the Company’s continued investment in its growth and innovation initiatives. Increases in legal, acquisition (actual and exploratory) and salary expenses accounted for $1.6 million, $1.0 million and $0.9 million, respectively, of the year-over-year change in corporate expenses. In addition, statutory profit sharing expense in France was up $1.6 million, and corporate computer hardware and software expenses were up $0.5 million. The increase in statutory profit sharing expense resulted from the transfer of ownership of the Company’s European polymer intangibles from its France subsidiary to its Poland subsidiary.

A $0.7 million decline in deferred compensation expense partially offset the foregoing increases. The value of Company common stock increased less in 2013 than in 2012, which drove the reduction in deferred compensation expense. The market price of Company stock increased $10.09 per share in 2013 compared to $15.46 per share in 2012. Higher year-over-year mutual fund investment earnings partially offset the impact of the change in Company common stock values. The following table presents the year-end per share Company common stock prices used in the computation of deferred compensation expense:

	December 31
	2013	2012	2011
Company Stock Price	$65.63	$55.54	$40.08

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

Operating expenses increased $25.7 million, or 19 percent, year over year. The following summarizes the year-over-year changes in the individual income statement line items that comprise the Company’s operating expenses:

•

Administrative expenses increased $13.2 million, or 26 percent, largely due to an $8.7 million increase in deferred compensation expense. An increase in the value of Company common stock, to which a large part of the Company’s deferred compensation obligation is tied, led to the higher year-over-year deferred compensation expense. See the ‘Overview’ and ‘Corporate Expenses’ sections of this management discussion and analysis for further details. Legal and environmental expenses and patent filing costs accounted for $1.8 million and $0.8 million, respectively, of the year-over-year administrative expense increase. Increased costs to protect intellectual property related to the Company’s global innovation and growth activities led to the higher patent filing and legal expenses. Revised estimates for remediation costs at three of the Company’s environmental sites contributed about $0.7 million to the higher legal and environmental expenses. In addition to the foregoing, corporate fringe benefit (which includes incentive pay) and salary expenses increased $0.8 million and $0.7 million, respectively, between 2012 and 2011. The increase in fringe benefits was driven by higher performance-based bonus and profit sharing expenses that reflected the year-over-year improvement in Company earnings. Additional staffing to support the Company’s growth, promotions and normal pay raises caused the increase in salary expense. The effects of foreign currency translation reduced the year-over-year expense change by $0.8 million.

•

Selling expenses increased $7.3 million, or 16 percent, year over year. Approximately $1.7 million of the increase was due to added expense incurred for the Lipid Nutrition business, which was acquired in June 2011 (i.e., 12 months of expense in 2012 compared to six months of expense in 2011). North American fringe benefit and salary expenses increased $1.7 million and $1.5 million, respectively. The increased fringe benefits included higher bonus and profit sharing expenses, and the increased salary expenses reflected additional staffing and annual merit increases. Selling expenses in Latin America were $1.3 million higher due mainly to increased personnel expenses resulting from higher staffing levels to support the Company’s growth initiatives in Brazil. Total bad debt expense increased $1.1 million primarily due to favorable reserve adjustments made in 2011. The effects of foreign currency translation reduced the year-over-year selling expense change by $1.3 million.

•

Research, development and technical service expenses increased $5.2 million, or 13 percent, year over year. Higher North American salary and fringe benefit expenses accounted for $1.3 million and $1.2 million of the increase, respectively. Expenses for European operations were up $1.7 million between 2012 and 2011 mainly due to a $0.8 million increase in costs for registering Company products under Europe’s REACH (Registration, Evaluation, Authorization and Restriction of Chemical Substances) initiative and to a $0.7 million increase in salary and fringe benefit expenses. Lipid Nutrition and Singapore each added $0.4 million of additional research and development expenses (primarily personnel costs), respectively, in 2012. The effects of foreign currency translation reduced the year-over-year research, development and technical service expense increase by $0.4 million.

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

Gross profit for Asia operations declined 55 percent due to start-up and preproduction expenses related to the new plant in Singapore, which offset the effect of the 19 percent increase in sales volume. After delay, the Singapore plant produced trial quantities in the fourth quarter. In addition to the impact of the Singapore plant, 2011 gross profit benefited from a $1.4 million recovery of value added tax receivables in the Philippines, which were previously reserved for due to recoverability uncertainty.

Operating expenses for the surfactants segment increased $7.1 million, or nine percent, year over year. Excluding the effects of foreign currency translation, which reduced the year- over-year change by $1.9 million, operating expenses were up $9.0 million. Selling expenses increased $4.6 million, which was primarily attributable to higher salary expenses, due to increased staffing levels and pay increases, and related personnel costs (fringe benefits, incentive pay and travel) associated with the Company’s growth initiatives. Also contributing to the selling expense increase was bad debt expense, which was up $0.7 million year over year primarily due to favorable reserve adjustments in 2011. Research and development expenses increased $3.8 million largely as a result of higher salary expenses and related personnel costs. Higher expenses in Europe associated with the REACH initiative contributed $0.8 million of the increase in research and development costs.

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

Net sales for North American operations were up one percent due to a one percent increase in average selling prices, which increased year-over-year net sales by $3.8 million. Sales volume declined less than one percent, reducing the effect of the increase in average selling prices by $1.1 million. Higher phthalic anhydride raw material costs led to the increase in average selling prices. Polyol selling prices declined between 2012 and 2011 due to a lower cost for a major raw material. Sales volume for phthalic anhydride fell three percent between years primarily due to reduced demand for phthalic anhydride in plasticizer applications. Polyol sales volume grew two percent primarily as a result of greater demand for polyol used in rigid board insulation and in CASE applications, particularly in the fourth quarter. Given lower anticipated demand for phthalic anhydride, the Company reduced its manufacturing capacity by shutting down its oldest, fully depreciated reactor.

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

Net sales for Asia and Other operations declined seven percent between 2012 and 2011 due to a seven percent decrease in average selling prices and a one percent decrease in sales volume, which accounted for $2.0 million and $0.4 million, respectively, of the year-over-year reduction in net sales. The effects of foreign currency translation mitigated the net sales decline by $0.4 million. The lower selling prices reflected a decline in raw material costs.

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

As noted in prior filings, in May of 2011 one of two reactors in the German polyol plant sustained fire damage. The damaged equipment was repaired and placed back into service in the fourth quarter of 2011. The Company had insurance policies to cover repair costs and business interruption losses. In the fourth quarter of 2012, the Company settled its insurance claim against one of two insurers. The settlement did not have a material effect on the Company’s financial results.

Gross profit for Asia and Other operations increased 31 percent primarily due to improved margins resulting from lower raw material costs. In addition, as a result of the Company’s requirement to relocate its Nanjing, China, plant, the Company reduced the useful life of the current plant’s assets, thereby accelerating depreciation expense. The accelerated depreciation did not have a significant effect on profits for 2012.

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

Specialty Products

Net sales for 2012 increased $14.4 million, or 24 percent, over net sales for 2011. The business added when the Lipid Nutrition product lines were acquired in June 2011 accounted for the net sales improvement. Year-over-year net sales and sales volume excluding the new Lipid Nutrition business were down five percent and 13 percent, respectively, primarily for the segment’s legacy multi-chain triglyceride product lines, due to lost customer share resulting from increased foreign competition. Gross profit increased $1.3 million, or seven percent, between years, due to the addition of the Lipid Nutrition product lines, but operating income fell $1.1 million, or eight percent. The combination of incremental operating expenses needed to support the Lipid Nutrition product lines and weakness in medium-chain triglyceride sales led to the operating income decline.

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

With respect to deferred compensation, the Company recorded $10.2 million of expense for 2012 compared to $1.5 million of expense for 2011. Increases in the value of Company common stock, to which a large part the deferred compensation obligation is tied, accounted for most of the higher year-over-year deferred compensation expense. For 2012, the value of Company stock increased $15.46 per share compared to a $1.94 per share increase for 2011. The following table presents the year-end per share Company common stock prices used in the computation of deferred compensation expense:

	December 31
	2012	2011	2010
Company Stock Price	$55.54	$40.08	$38.14

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

Outlook

Although the Company is experiencing a slow start to the year with severe weather impacting customer locations and Company facilities in North America, 2014 earnings should rebound as many of the events that held the Company back in 2013 should not reoccur.

In particular, Surfactant earnings are expected to be down in the first quarter due to the extreme weather and higher maintenance expenses. Earnings should improve as the year progresses, driven by greater agricultural sales, continued consumer product growth in Brazil, projected demand in enhanced oil recovery and gains from operational efficiencies. The Surfactant business will also benefit from not having approximately $9.0 million of non-recurring items.

Polymers should experience continued growth from polyol used in energy-saving rigid foam insulation. Improving economies in the U.S. and Europe, as well as further conversion of metal panel and C.A.S.E. customers, should contribute to volume growth in 2014. The North

American polyester resin business purchased from BMS is fully integrated and is positioned to deliver projected benefits in 2014. In China, the Company expects to continue to incur higher supply costs in 2014 lowering margins, but the shutdown cost recognized in 2013 will not reoccur.

Liquidity and Financial Condition

For the year ended December 31, 2013, operating activities were a cash source of $150.3 million versus $109.0 million in 2012. For the current year, investing cash outflows totaled $167.6 million and non-debt financing activities consumed $11.0 million. To fund these cash requirements, the Company increased debt by $87.2 million.

For the current year, net income was down by $7.4 million and working capital consumed $28.3 million less than for the prior year. Cash outflows for investing activities were up by $80.1 million year over year. Cash provided by financing activities was a source of $76.3 million in 2013 compared to a use of $29.5 million in 2012.

For the current year, accounts receivable were a use of $12.7 million compared to a source of $3.9 million in 2012. Inventories were a use of $3.8 million in 2013 versus a use of $50.3 million in 2012. Accounts payable and accrued liabilities were a source of $26.3 million in 2013 compared to a source of $24.1 million for 2012.

During 2013, changes in raw material costs had relatively little effect on working capital, while during 2012 the Company experienced lower material costs, which mitigated the cash impact on receivables of higher fourth-quarter sales volumes and higher inventory quantities versus the comparable quarter of the previous year. The Company’s working capital investment is heavily influenced by the cost of crude oil and natural oils, from which many of its raw materials are derived. Fluctuations in raw material costs translate directly to inventory carrying costs and indirectly to customer selling prices and accounts receivable.

The higher current year accounts receivable cash use was driven by current quarter 2013 net sales exceeding fourth quarter 2012 net sales more than for the comparable quarters last year. Accounts receivable turnover did not change significantly between December 31, 2012, and December 31, 2013 and turnover was not a significant factor in the year-over-year cash flow comparisons. The inventory cash use for the year of 2013 was driven mainly by higher quantities to support customer service levels for the U.S. The Company has not changed its own payments practices related to its payables. It is management’s opinion that the Company’s liquidity is sufficient to provide for potential increases in working capital during 2014.

Investing cash outflows for the current year included capital expenditures of $92.9 million compared to $83.2 million last year. Current year investing outflows also included $68.2 million for the acquisition of the North American polyester resins business of BMS, discussed previously. Other investing activities consumed $6.5 million in 2013 versus $4.3 million in 2012.

For 2014, the Company estimates that capital expenditures will range from $115 million to $125 million including capacity expansions in the United States and Brazil.

The Company purchases its common shares in the open market from time to time to fund its own benefit plans and also to mitigate the dilutive effect of new shares issued under its benefit plans. The Company may also make open market repurchases as cash flows permit when, in management’s opinion, the Company’s shares are undervalued in the market. For the twelve months of 2013, the Company purchased 41,688 shares in the open market at a total cost of $2.3 million. At December 31, 2013, there were 958,312 shares remaining under the current share repurchase authorization. Also, in connection with the redemption announced on June 12, 2013, the Company redeemed all shares of its 5 1/2 percent convertible preferred stock without par value (preferred stock) outstanding at August 9, 2013. In accordance with the Preferred Shareholders Agreement, the Company redeemed 835 unconverted shares of Company preferred stock for a redemption price of $25.00 per share plus accrued and unpaid dividends of $0.26354 per share. There are no longer any issued and outstanding shares of preferred stock.

At December 31, 2013, the Company’s cash and cash equivalents totaled $133.3 million, including $66.0 million in two separate U.S. money market funds, each of which was rated AAA by Standard and Poor’s and Aaa by Moody’s. Cash in U.S. demand deposit accounts totaled $15.9 million and cash of the Company’s non-U.S. subsidiaries held outside the U.S. totaled $51.4 million as of December 31, 2013.

Consolidated balance sheet debt increased by $88.2 million for the current year, from $182.4 million to $270.6 million. Since last year end, domestic debt increased by $90.0 million and foreign debt decreased by $1.8 million. Net debt (which is defined as total debt minus cash) increased by $31.8 million for the current year, from $105.5 million to $137.3 million. As of December 31, 2013, the ratio of total debt to total debt plus shareholders’ equity was 32.8 percent compared to 27.5 percent at December 31, 2012. As of December 31, 2013, the ratio of net debt to net debt plus shareholders’ equity was 19.9 percent compared to 18.0 percent at December 31, 2012.

At December 31, 2013, the Company’s debt included $242.1 million of unsecured private placement loans with maturities extending from 2014 through 2025. These loans are the Company’s primary source of long-term debt financing and are supplemented by bank credit facilities to meet short and medium-term needs.

On June 27, 2013, the Company entered into a $100.0 million long-term private placement loan with five insurance companies. This loan bears interest at a fixed rate of 3.86 percent with interest to be paid semi-annually and with equal annual principal payments beginning on June 27, 2019, and continuing through final maturity on June 27, 2025. Stepan used the net proceeds from the issuance of the notes primarily to finance the Company’s acquisition of the North American Polyester Resins business of BMS, including the production facility located in Columbus, Georgia, and expects to use the remaining proceeds for related capital expenditures and working capital as well as for general corporate purposes. This loan agreement requires the maintenance of certain financial ratios and covenants that are substantially identical to the Company’s existing long-term debt and customary events of default.

The Company has a committed $125.0 million multi-currency syndicated revolving credit agreement. The credit agreement allows the Company to make unsecured borrowings, as requested from time to time, for working capital and other corporate purposes. This unsecured facility is the Company’s primary source of short-term borrowings and is committed through September 20, 2017, with terms and conditions that are substantially equivalent to those of the Company’s other U.S. loan agreements. As of December 31, 2013, the Company had outstanding letters of credit of $2.7 million and no borrowings under this agreement, with $122.3 million remaining available. The Company anticipates that cash from operations, committed credit facilities and cash on hand will be sufficient to fund anticipated capital expenditures, working capital, dividends and other planned financial commitments for the foreseeable future.

Certain foreign subsidiaries of the Company maintain term loans and short-term bank lines of credit in their respective local currencies to meet working capital requirements as well as to fund capital expenditure programs and acquisitions. At December 31, 2013, the Company’s European subsidiaries had bank term loans of $5.8 million with maturities through 2016 and short-term bank debt of $21.6 million with remaining short-term borrowing capacity of $15.0 million. The Company’s Latin American subsidiaries had no short-term bank debt with $9.7 million of unused short-term borrowing capacity. The Company’s Philippine subsidiary had $1.0 million of short-term bank loans, which were guaranteed by the Company, with $7.0 million of unused borrowing capacity. The Company’s majority-owned joint venture in China had no short-term bank debt, with unused borrowing capacity of $6.5 million, on bank credit lines guaranteed by the Company.

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

The Company believes it was in compliance with all of its loan agreements as of December 31, 2013. Based on current projections, the Company believes it will be in compliance with its loan agreements throughout 2014.

Contractual Obligations

At December 31, 2013, the Company’s contractual obligations, including estimated payments by period, were as follows:

	Payments Due by Period
(In thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$270,623	$35,377	$24,531	$41,429	$169,286
Interest payments on debt obligations (a)	73,439	11,666	21,138	17,837	22,798
Capital lease obligations	254	254	—	—	—
Operating lease obligations	32,122	4,170	6,492	3,665	17,795
Purchase obligations (b)	13,553	9,316	3,770	467	—
Other (c)	26,583	7,545	2,321	1,965	14,752

Total	$416,574	$68,328	$58,252	$65,363	$224,631

(a)

Interest payments on debt obligations represent interest on all Company debt at December 31, 2013. The interest payment amounts related to the variable rate component of the Company’s debt assume that interest will be paid at the rates prevailing at December 31, 2013. Future interest rates may change, and therefore, actual interest payments would differ from those disclosed in the above table.

(b)	Purchase obligations consist of raw material, utility and telecommunication service purchases made in the normal course of business.

(c)

The “Other” category comprises deferred revenues that represent commitments to deliver products, expected 2014 required contributions to the Company’s funded defined benefit pension plans, estimated payments related to the Company’s unfunded defined benefit supplemental executive and outside director pension plans, estimated payments (undiscounted) related to the Company’s asset retirement obligations, and environmental remediation payments for which amounts and periods can be reasonably estimated.

The above table does not include $76.8 million of other non-current liabilities recorded on the balance sheet at December 31, 2013, as summarized in Note 16 to the consolidated financial statements. The significant non-current liabilities excluded from the table are defined benefit pension, deferred compensation, environmental and legal liabilities and unrecognized tax benefits for which payment periods cannot be reasonably determined. In addition, deferred income tax liabilities are excluded from the table due to the uncertainty of their timing.

Pension Plans

The Company sponsors a number of defined benefit pension plans, the most significant of which cover employees in its U.S. and U.K. locations. The U.S. and U.K. plans are frozen, and service benefit accruals are no longer being made. The underfunded status of the Company’s defined benefit pension plans improved $25.6 million year-over-year, from $35.7 million at December 31, 2012, to $10.1 million at December 31, 2013. The effects of year-over-year increases in the discount rates used to measure pension obligations (70 and 30 basis point increases for the U.S. and U.K. plans, respectively) and pension asset gains accounted for the improvement. The Company contributed $0.9 million to its funded U.K. defined benefit plan in 2013. Due to a reduced minimum funding requirement precipitated by the 2012

Pension Funding Stabilization provision of the MAP-21 Act (Moving Ahead for Progress in the 21st Century Act), the Company did not make contributions to its funded U.S. qualified defined benefit pension plans in 2013. In 2014, the Company expects to contribute a total of $2.4 million to the funded defined benefit plans. Payments to participants in the unfunded non-qualified plans should approximate $0.2 million in 2014, which is the same as payments made in 2013.

Letters of Credit

The Company maintains standby letters of credit under its workers’ compensation insurance agreements and for other purposes as needed. The insurance letters of credit are renewed annually and amended to the amounts required by the insurance agreements. As of December 31, 2013, the Company had a total of $2.7 million in outstanding standby letters of credit.

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

Environmental and Legal Matters

The Company’s operations are subject to extensive local, state and federal regulations. Although the Company’s environmental policies and practices are designed to ensure compliance with these regulations, future developments and increasingly stringent environmental regulation could require the Company to make additional environmental expenditures. The Company will continue to invest in the equipment and facilities necessary to comply with existing and future regulations. During 2013, the Company’s expenditures for capital projects related to the environment were $4.7 million. These projects are capitalized and depreciated over their estimated useful lives, which are typically 10 years. Recurring costs associated with the operation and maintenance of facilities for waste treatment and disposal and managing environmental compliance in ongoing operations at the Company’s manufacturing locations were approximately $18.7 million for 2013, $18.3 million for 2012 and $16.0 million for 2011. While difficult to project, it is not anticipated that these recurring expenses will increase significantly in the future.

Over the years, the Company has received requests for information related to or has been named by the government as a potentially responsible party at a number of waste disposal sites where cleanup costs have been or may be incurred under CERCLA and similar state statutes. In addition, damages are being claimed against the Company in general liability actions for alleged personal injury or property damage in the case of some disposal and plant sites. The Company believes that it has made adequate provisions for the costs it may incur with respect to the sites. See the Critical Accounting Policies section that follows for a discussion of the Company’s environmental liabilities accounting policy. After partial remediation payments at certain sites, the Company has estimated a range of possible environmental and legal losses from $9.7 million to $28.9 million at December 31, 2013, compared to $10.3 million to $28.9 million at December 31, 2012. At December 31, 2013, the Company’s accrued liability for such losses, which represented the Company’s best estimate within the estimated range of possible environmental and legal losses, was $14.7 million compared to $15.4 million at December 31, 2012. Because the liabilities accrued are estimates, actual amounts could differ from the amounts reported. During 2013, cash outlays related to legal and environmental matters approximated $2.4 million compared to $3.3 million expended in 2012.

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

Some plan distributions may be made in cash or Company common stock at the option of the participant. Other plan distributions can only be made in Company common stock. For deferred compensation obligations that may be settled in cash, the Company must record appreciation in the market value of the investment choices made by participants as additional compensation expense. Conversely, declines in the value of Company stock or the mutual funds result in a reduction of compensation expense since such declines reduce the cash obligation of the Company as of the date of the financial statements. These market price movements may result in significant period-to-period fluctuations in the Company’s income. The increases or decreases in compensation expenses attributable to market price movements are reported in the administrative expense line of the consolidated statements of income. Because the obligations that must be settled only in Company common stock are treated as equity instruments, fluctuations in the market price of the underlying Company stock do not affect earnings.

At December 31, 2013, the Company’s deferred compensation liability was $51.5 million, of which approximately 66 percent represented deferred compensation tied to the performance of the Company’s common stock; the remainder was tied to the mutual fund investment choices. A $1.00 increase in the market price of the Company’s common stock will result in approximately $0.5 million of additional compensation expense. A $1.00 reduction in the market price of the common stock will reduce compensation expense by a like amount. The expense or income associated with the mutual fund component will generally fluctuate in line with the overall percentage increase or decrease of the U.S. stock markets.

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

The Company uses forward contracts to mitigate the exposure of certain foreign currency transactions and balances to fluctuating exchange rates. At December 31, 2013, the Company had forward contracts to sell $16.5 million on behalf of subsidiaries in Canada, Mexico, France, Poland, the Netherlands, and the Philippines. At year end the Company had forward contracts to buy $2.0 million on behalf of subsidiaries in Germany and the U.K. The Company also had a forward contract to buy EUR 1.0 million on behalf of its subsidiary in Poland and a forward contract to sell GBP 0.3 million on behalf of its subsidiary in France. The fair value of these contracts as of December 31, 2013, was a net liability of $0.1 million. As of December 31, 2013, the potential reduction in the Company’s earnings resulting from the impact of hypothetical adverse changes in exchange rates on the fair value of its outstanding foreign currency hedge contracts of 10 percent for all currencies would have been $1.6 million.

Periodically, the Company and its subsidiaries issue U.S. dollar and euro denominated trade receivables or loans to each other. Gains and losses on these transactions are included in income. Except for the Company’s subsidiaries in Brazil, Colombia, and China, foreign currency exposures are essentially all covered by forward contracts. At December 31, 2013, the U.S. dollar and euro denominated trade receivables or loans balances not covered by forward contracts were insignificant.

INTEREST RATES

The Company’s debt was made up of fixed-rate and variable-rate borrowings totaling $244.5 million and $26.1 million, respectively, as of December 31, 2013. For 2014, it is projected that interest on short-term variable-rate borrowings will total approximately $1.0 million. A hypothetical 10 percent average change to short-term interest rates would result in a $0.1 million increase or decrease to interest expense for 2014.

The fair value of the Company’s long term fixed-rate debt, including current maturities, was estimated to be $250.0 million as of December 31, 2013, which was approximately $5.4 million above the carrying value. Market risk was estimated as the potential increase to the fair value that would result from a hypothetical 10 percent decrease in the Company’s weighted average long-term borrowing rates at December 31, 2013, or $5.8 million.

COMMODITY PRICE RISK

Certain raw materials used in the manufacture of the Company’s products are subject to price volatility caused by weather, petroleum prices, general economic demand and other unpredictable factors. Increased raw material costs are recovered from customers as quickly as the marketplace allows; however, certain customers have arrangements that allow for price changes only on a quarterly basis, and competitive pressures sometimes prevent the recovery of cost increases from customers, particularly in periods where there is excess industry capacity. As a result, for some product lines or market segments it may take time to recover raw material price increases. Periodically, firm purchase commitments are entered into which fix the price of a specific commodity that will be delivered at a future time. Forward purchase contracts are used to aid in managing the Company’s natural gas and electric costs. At December 31, 2013, the Company had open forward contracts for the purchase of 1.2 million dekatherms of natural gas at a cost of $4.9 million. Because the Company has agreed to fixed prices for the noted quantity of natural gas, a hypothetical 10 percent fluctuation in the price of natural gas would cause the Company’s actual natural gas cost to be $0.5 million higher or lower than the cost at market price.

Item 8. Financial Statements and Supplementary Data

The following statements and data are included in this item:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Stepan Company

Northfield, Illinois

We have audited the accompanying consolidated balance sheets of Stepan Company and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Stepan Company and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP

Chicago, Illinois

February 26, 2014

Stepan Company

Consolidated Statements of Income

For the years ended December 31, 2013, 2012 and 2011

(In thousands, except per share amounts)	2013	2012	2011
Net Sales (Note 1)	$1,880,786	$1,803,737	$1,843,092
Cost of Sales	1,599,101	1,512,184	1,587,539

Gross Profit	281,685	291,553	255,553

Operating Expenses:
Selling (Note 1)	53,229	53,145	45,807
Administrative (Note 1)	71,454	63,979	50,766
Research, development and technical services (Note 1)	46,809	45,713	40,524

	171,492	162,837	137,097
Business Restructuring (Note 21)	1,040	—	—

Operating Income	109,153	128,716	118,456

Other Income (Expense):
Interest, net (Note 7)	(10,358)	(9,599)	(9,095)
Loss from equity in joint ventures (Note 1)	(5,336)	(4,724)	(3,616)
Other, net (Note 9)	2,171	1,329	(851)

	(13,523)	(12,994)	(13,562)

Income Before Provision for Income Taxes	95,630	115,722	104,894
Provision for Income Taxes (Note 10)	23,293	36,035	32,292

Net Income	72,337	79,687	72,602

Net (Income) Loss Attributable to Noncontrolling Interests (Note 1)	491	(291)	(626)

Net Income Attributable to Stepan Company	$72,828	$79,396	$71,976

Net Income Per Common Share Attributable to Stepan Company (Note 19):
Basic	$3.22	$3.71	$3.44

Diluted	$3.18	$3.49	$3.21

Shares Used to Compute Net Income Per Common Share Attributable to Stepan Company (Note 19):
Basic	22,621	21,273	20,726

Diluted	22,924	22,730	22,440

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Stepan Company

Consolidated Statements of Comprehensive Income

For the years ended December 31, 2013, 2012 and 2011

(In thousands)	2013	2012	2011
Net Income	$72,337	$79,687	$72,602

Other Comprehensive Income (Loss):
Foreign currency translation adjustments (Note 20)	(8,034)	6,101	(12,523)

Defined benefit pension plans:
Net actuarial loss arising in period (net of taxes of $7,783, $2,568, $3,617 for 2013, 2012 and 2011, respectively)	13,417	(5,387)	(5,259)

Amortization of prior service cost included in pension expense (net of taxes of $6, $5, $6 for 2013, 2012 and 2011, respectively)	13	13	13

Amortization of actuarial loss included in pension expense (net of taxes of $2,015, $1,371, $1,154 for 2013, 2012 and 2011, respectively)	3,395	2,261	1,913

Amortization of transition obligation included in pension expense (net of taxes of $1, $5, $8 for 2013, 2012 and 2011, respectively)	1	13	19

Net defined benefit pension plan activity (Note 20)	16,826	(3,100)	(3,314)

Cash flow hedges:
Gains (losses) arising in period (net of taxes of $0, $16, $12 in 2013, 2012 and 2011, respectively)	(32)	116	(1)

Reclassifications to income in period (net of taxes of $14 and $8 in 2013 and 2012, respectively)	13	19	—

Net cash flow hedge activity (Note 20)	(19)	135	(1)

Other Comprehensive Income (Loss)	8,773	3,136	(15,838)

Comprehensive Income	81,110	82,823	56,764
Comprehensive (Income) Loss Attributable to Noncontrolling Interests	440	(389)	(674)

Comprehensive Income Attributable to Stepan Company	$81,550	$82,434	$56,090

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Stepan Company

Consolidated Balance Sheets

December 31, 2013 and 2012

(Dollars in thousands)	2013	2012
Assets
Current Assets:
Cash and cash equivalents	$133,347	$76,875
Receivables, less allowances of $5,945 in 2013 and $5,533 in 2012	265,721	255,858
Inventories (Note 6)	172,368	162,013
Deferred income taxes (Note 10)	12,637	9,876
Other current assets	24,477	18,456

Total current assets	608,550	523,078

Property, Plant and Equipment:
Land	13,008	11,942
Buildings and improvements	162,199	151,831
Machinery and equipment	1,085,763	969,603
Construction in progress	55,529	66,979

	1,316,499	1,200,355
Less: accumulated depreciation	822,457	778,333

Property, plant and equipment, net	494,042	422,022

Goodwill, net (Note 5)	11,726	7,199
Other intangible assets, net (Note 5)	23,669	8,778
Long-term investments (Note 3)	18,305	14,093
Other non-current assets	10,910	10,308

Total assets	$1,167,202	$985,478

Liabilities and Equity
Current Liabilities:
Current maturities of long-term debt (Note 7)	$35,377	$32,838
Accounts payable	157,277	141,668
Accrued liabilities (Note 15)	76,339	72,661

Total current liabilities	268,993	247,167

Deferred income taxes (Note 10)	20,616	9,200

Long-term debt, less current maturities (Note 7)	235,246	149,564

Other non-current liabilities (Note 16)	88,606	98,667

Commitments and Contingencies (Note 17)

Equity (Note 10):
5 1/2 percent convertible preferred stock, cumulative, voting, without par value; authorized 2,000,000 shares; issued and outstanding 0 shares in 2013 and 61,935 shares in 2012 (Note 11)	—	1,548
Common stock, $1 par value; authorized 60,000,000 shares; issued 25,563,909 shares in 2013 and 25,141,610 shares in 2012	25,564	25,142
Additional paid-in capital	135,693	125,003
Accumulated other comprehensive loss (Note 20)	(29,528)	(38,250)
Retained earnings	478,826	420,472
Less: Common treasury stock, at cost, 3,231,289 shares in 2013 and 3,175,638 shares in 2012	(58,269)	(54,930)

Total Stepan Company stockholders’ equity	552,286	478,985

Noncontrolling interests	1,455	1,895

Total equity	553,741	480,880

Total liabilities and equity	$1,167,202	$985,478

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Stepan Company

Consolidated Statements of Cash Flows

For the years ended December 31, 2013, 2012 and 2011

(In thousands)	2013	2012	2011
Cash Flows From Operating Activities
Net income	$72,337	$79,687	$72,602
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	56,400	51,294	47,099
Deferred compensation	9,496	10,252	1,529
Realized and unrealized (gain) loss on long-term investments	(2,611)	(1,460)	156
Stock-based compensation	2,783	3,122	3,676
Deferred income taxes	259	134	5,056
Other non-cash items	7,253	2,755	4,967
Changes in assets and liabilities, excluding effects of acquisitions:
Receivables, net	(12,749)	3,906	(60,842)
Inventories	(3,794)	(50,260)	(12,854)
Other current assets	(5,950)	(2,210)	(2,246)
Accounts payable and accrued liabilities	26,256	24,055	25,901
Pension liabilities	1,997	(4,341)	(2,470)
Environmental and legal liabilities	(353)	(66)	(772)
Deferred revenues	2,428	(662)	(1,474)
Excess tax benefit from stock options and awards	(3,438)	(7,237)	(2,951)

Net Cash Provided By Operating Activities	150,314	108,969	77,377

Cash Flows From Investing Activities
Expenditures for property, plant and equipment	(92,865)	(83,159)	(83,166)
Business acquisitions, net of cash acquired (Note 2)	(68,212)	0	(13,562)
Sale of mutual funds	698	537	1,615
Other, net	(7,179)	(4,827)	(6,274)

Net Cash Used In Investing Activities	(167,558)	(87,449)	(101,387)

Cash Flows From Financing Activities
Revolving debt and bank overdrafts, net	4,820	770	223
Term loan	100,000	—	65,000
Build-to-suit obligation buyout	—	—	(12,206)
Other debt borrowings	—	—	6,573
Other debt repayments	(17,618)	(18,460)	(52,454)
Dividends paid	(14,474)	(12,757)	(11,513)
Company stock repurchased	(2,275)	(2,098)	(1,508)
Stock option exercises	3,977	4,473	3,228
Excess tax benefit from stock options and awards	3,438	7,237	2,951
Other, net	(1,615)	(8,640)	(2,398)

Net Cash Provided By (Used In) Financing Activities	76,253	(29,475)	(2,104)

Effect of Exchange Rate Changes on Cash	(2,537)	731	(985)

Net Increase (Decrease) in Cash and Cash Equivalents	56,472	(7,224)	(27,099)
Cash and Cash Equivalents at Beginning of Year	76,875	84,099	111,198

Cash and Cash Equivalents at End of Year	$133,347	$76,875	$84,099

Supplemental Cash Flow Information
Cash payments of income taxes, net of refunds	$22,691	$29,698	$24,327
Cash payments of interest	$11,281	$10,491	$8,647

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Stepan Company

Consolidated Statements of Equity

For the years ended December 31, 2013, 2012 and 2011

(In thousands, except share and per share amounts)		STEPAN COMPANY SHAREHOLDERS
	Total	Convertible Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest
Balance, December 31, 2010	$353,071	$13,002	$11,512	$83,852	$(39,106)	$(25,599)	$305,830	$3,580

Issuance of 268,978 shares of common stock under stock option plan	3,796	—	134	3,662	—	—	—	—

Purchase of 115,460 shares of common stock	(4,112)	—	—	—	(4,112)	—	—	—

Conversion of preferred stock to common stock	—	(45)	2	43	—	—	—	—

Stock-based compensation	3,676	—	54	3,622	—	—	—	—

Deferred compensation	832	—	7	802	23	—	—	—

Net income	72,602	—	—	—	—	—	71,976	626

Other comprehensive income	(15,838)	—	—	—	—	(15,886)	—	48

Cash dividends paid:

Preferred stock ($1.375 per share)	(714)	—	—	—	—	—	(714)	—

Common stock ($0.53 per share)	(10,799)	—	—	—	—	—	(10,799)	—

Non-qualified stock option and stock award income tax benefit	2,951	—	—	2,951	—	—	—	—

Balance, December 31, 2011	$405,465	$12,957	$11,709	$94,932	$(43,195)	$(41,485)	$366,293	$4,254

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Stepan Company

Consolidated Statements of Equity

For the years ended December 31, 2013, 2012 and 2011

(In thousands, except share and per share amounts)		STEPAN COMPANY SHAREHOLDERS
	Total	Convertible Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest
Balance, December 31, 2011	$405,465	$12,957	$11,709	$94,932	$(43,195)	$(41,485)	$366,293	$4,254

Issuance of 582,730 shares of common stock under stock option plan	8,806	—	321	8,485	—	—	—	—

Purchase of 251,312 shares of common stock	(11,759)	—	—	—	(11,759)	—	—	—

Purchase of remaining interest in Stepan Philippines, Inc. from noncontrolling interest	(2,000)	—	—	551	—	197	—	(2,748)

Conversion of preferred stock to common stock	—	(11,409)	604	10,805	—	—	—	—

Stock-based compensation	2,484	—	42	2,442	—	—	—	—

Deferred compensation	581	—	6	551	24	—	—	—

Net income	79,687	—	—	—	—	—	79,396	291

Other comprehensive income	3,136	—	—	—	—	3,038	—	98

Cash dividends paid:

Preferred stock ($1.375 per share)	(579)	—	—	—	—	—	(579)	—

Common stock ($0.58 per share)	(12,178)	—	—	—	—	—	(12,178)	—

Non-qualified stock option and stock award income tax benefit	7,237	—	—	7,237	—	—	—	—

Two-for-one stock split	—	—	12,460	—	—	—	(12,460)	—

Balance, December 31, 2012	$480,880	$1,548	$25,142	$125,003	$(54,930)	$(38,250)	$420,472	$1,895

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Stepan Company

Consolidated Statements of Equity

For the years ended December 31, 2013, 2012 and 2011

(In thousands, except share and per share amounts)		STEPAN COMPANY SHAREHOLDERS
	Total	Convertible Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest
Balance, December 31, 2012	$480,880	$1,548	$25,142	$125,003	$(54,930)	$(38,250)	$420,472	$1,895

Issuance of 227,410 shares of common stock under stock option plan	4,069	—	227	3,842	—	—	—	—

Purchase of 60,595 shares of common stock	(3,425)	—	—	—	(3,425)	—	—	—

Redemption of preferred stock	(21)	(21)	—	—	—	—	—	—

Conversion of preferred stock to common stock	—	(1,527)	140	1,387	—	—	—	—

Stock-based compensation	1,250	—	49	1,201	—	—	—	—

Deferred compensation	912	—	6	820	86	—	—	—

Net income	72,337	—	—	—	—	—	72,828	(491)

Other comprehensive income	8,773	—	—	—	—	8,722	—	51

Cash dividends paid:

Preferred stock ($1.375 per share)	(43)	—	—	—	—	—	(43)	—

Common stock ($0.65 per share)	(14,431)	—	—	—	—	—	(14,431)	—

Non-qualified stock option and stock award income tax benefit	3,440	—	—	3,440	—	—	—	—
Balance, December 31, 2013	$553,741	$—	$25,564	$135,693	$(58,269)	$(29,528)	$478,826	$1,455

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements

For the years ended December 31, 2013, 2012 and 2011

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires Company management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

The Company is a partner in two joint ventures: Nanjing Stepan Jinling Chemical Limited Liability Company (Stepan China) in Nanjing, China, and TIORCO, LLC in Denver, Colorado. The Company has an 80 percent ownership interest in the Stepan China joint venture and exercises controlling influence. Therefore, Stepan China’s accounts are included in the Company’s consolidated financial statements. The joint venture partner’s interest in Stepan China’s net income is reported in the net income attributable to noncontrolling interests line of the consolidated statements of income. The joint venture partner’s interest in the net assets of Stepan China is reported in the noncontrolling interests line (a component of equity separate from Company equity) of the consolidated balance sheets.

TIORCO, LLC is equally owned and controlled by the Company and Nalco Company (now a part of Ecolab Inc.). The Company’s investment in TIORCO, LLC is accounted for using the equity method and is included in the other non-current assets line on the consolidated balance sheets. The Company’s share of TIORCO, LLC’s net earnings is included in the loss from equity in joint ventures line of the consolidated statements of income.

Cash and Cash Equivalents

The Company considers all highly liquid investments with purchased maturities of three months or less to be cash equivalents.

At December 31, 2013, the Company’s cash and cash equivalents totaled $133,347,000, including $66,002,000 in two separate U.S. money market funds, each of which was rated AAA by Standard and Poor’s and Aaa by Moody’s. Cash in U.S. demand deposit accounts totaled $15,873,000 and cash of the Company’s non-U.S. subsidiaries held outside the U.S. totaled $51,472,000 as of December 31, 2013.

Receivables and Credit Risk

Receivables are stated net of allowances for doubtful accounts and other allowances and primarily include trade receivables, as well as nontrade receivables from suppliers, governmental tax agencies and others.

The Company is exposed to credit risk on accounts receivable balances. This risk is mitigated by the Company’s large, diverse customer base, which is dispersed over various geographic regions and industrial sectors. No single customer comprised more than 10 percent of the Company’s consolidated net sales in 2013, 2012 or 2011.

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

The Company also maintains other customer allowances that occur in the normal course of business. Such allowances are based on historical averages and trade receivable levels.

The following is an analysis of the allowance for doubtful accounts and other accounts receivable allowances for the years ended December 31, 2013, 2012 and 2011:

(In thousands)	2013	2012	2011
Balance at January 1	$5,533	$5,214	$6,145
Provision charged (credited) to income	719	314	(568)
Accounts written off, net of recoveries	(307)	5	(363)

Balance at December 31	$5,945	$5,533	$5,214

Inventories

Inventories are valued at cost, which is not in excess of market value, and include material, labor and plant overhead costs. The last-in, first-out (LIFO) method is used to determine the cost of the Company’s U.S. inventories. The first-in, first-out (FIFO) method is used for all other inventories. Inventories priced at LIFO as of December 31, 2013 and 2012, accounted for 64 and 59 percent of total inventories, respectively.

Property, Plant and Equipment

Depreciation of property, plant and equipment is provided on a straight-line basis over the estimated useful lives of the assets. Lives used for calculating depreciation are generally 30 years for buildings and 15 years for building improvements. For assets classified as machinery and equipment, lives generally used for calculating depreciation expense range from 10 to 15 years for manufacturing equipment, five to 10 years for furniture and fixtures, three to five years for vehicles and three to 10 years for computer equipment and software. Manufacturing of chemicals is capital intensive with over 90 percent of the assets included in machinery and equipment representing manufacturing equipment. Major renewals and betterments are capitalized in the property accounts, while maintenance and repairs ($48,683,000, $45,072,000, and $43,128,000 in 2013, 2012 and 2011, respectively), which do not renew or extend the life of the respective assets, are charged to operations as incurred. Land is not depreciated. The cost of property retired or sold and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in income.

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

Fair Value Measurements

U.S. GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Furthermore, GAAP establishes a framework, in the form of a three-level hierarchy, for measuring fair value that prioritizes the inputs to valuation techniques used to measure fair value. The following describes the hierarchy levels:

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

The Company applies the fair value measurement provisions of GAAP to any of its financial assets and liabilities that are carried at fair value on the consolidated balance sheets (see Note 3), its outstanding debt for disclosure purposes (also Note 7) and its pension plan assets (see Note 14).

The Company also applies the fair value measurement requirements to nonrecurring fair value measurements of nonfinancial assets and liabilities recorded in conjunction with business combinations and as part of impairment reviews for goodwill and other long-lived assets.

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

The Company’s research and development costs are expensed as incurred. These expenses are aimed at discovery and commercialization of new knowledge with the intent that such effort will be useful in developing a new product or in bringing about a significant improvement to an existing product or process. Total research and development expenses were $28,782,000, $28,032,000 and $25,128,000 in 2013, 2012 and 2011, respectively. The remainder of research, development and technical service expenses reflected on the consolidated statements of income relates to technical services, which include routine product testing, quality control and sales support service.

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

Earnings Per Share

Basic earnings per share amounts are computed based on the weighted-average number of common shares outstanding. Net income used in computing basic earnings per share is net income attributable to the Company reduced by dividends paid to preferred stockholders. Diluted earnings per share amounts are based on the weighted-average number of common shares outstanding plus the increased number of common shares that would be outstanding assuming the exercise of certain outstanding stock options (under the treasury stock method), the conversion of the convertible preferred stock (when such conversion would have the effect of reducing earnings per share), and contingent stock awards that are part of the Company’s incentive stock-based compensation program (see Note 12). All share and per share data reflect the two-for-one common stock split that was effective December 14, 2012. See Note 19 for detailed information about the Company’s earnings per share calculations.

Comprehensive Income and Accumulated Other Comprehensive Income

Comprehensive income includes net income and all other non-owner changes in equity that are not reported in net income. Comprehensive income is disclosed in the consolidated statements of comprehensive income. Accumulated other comprehensive income (AOCI) is reported as a component of stockholders’ equity in the Company’s consolidated balance sheets. See Note 20 for detailed information regarding changes in the Company’s AOCI and reclassifications out of AOCI to income.

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

Derivative Instruments

Derivative instruments are recognized in the consolidated balance sheets as either assets or liabilities measured at fair value. For derivative instruments that are not designated as hedging instruments, changes in the fair values of the derivative instruments are recognized currently in earnings. For derivative instruments designated as hedging instruments, depending on the nature of the hedge, changes in the fair values of the derivative instruments are either offset in earnings against changes in the fair values of the hedged items or recognized in AOCI until the hedged transaction is recognized in earnings. At the time a hedging relationship is designated, the Company establishes the method it will use for assessing the effectiveness of the hedge and the measurement approach for determining the ineffective aspect of the hedge. Company policy prohibits the use of derivative instruments for trading or speculative purposes. See Note 4 for further information regarding the Company’s use of derivatives.

At December 31, 2013, the Company held open forward contracts for the purchase of 1.2 million dekatherms of natural gas in 2014 at a cost of $4,866,000. The Company uses forward contracts to minimize its exposure to volatile natural gas prices. Because the Company anticipates taking delivery of the gas for use in its operations, the contracts qualify for the normal purchase exception election provided under the accounting rules for derivative instruments. The Company has elected the exceptions for such contracts. As a result, the contracts are not accounted for as derivative instruments. The cost of natural gas is charged to expense at the time the gas is delivered and used.

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

In July 2012, the FASB issued ASU No. 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. The amendments in this update aim to simplify the impairment test for indefinite-lived intangible assets by permitting an entity the option to first assess qualitative factors to determine whether it is more likely than not (defined as having a likelihood of more than 50 percent) that an indefinite-lived intangible asset is impaired as a basis for determining whether the quantitative impairment test included in Accounting Standards Codification Subtopic 350-30, Intangibles – Goodwill and Other – General Intangibles Other than Goodwill must be performed. The amendment is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company currently has no indefinite-lived intangible assets other than goodwill reported on its consolidated balance sheet. As such, adoption of this amendment did not have an effect on the Company’s financial position, results of operations or cash flows.

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

In February 2013, the FASB issued ASU No. 2013-04, Liabilities (Topic 405), Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date. This update requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date, as the sum of a) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and b) any additional amount the reporting entity expects to pay on behalf of its co-obligors. The update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The requirements of ASU No. 2013-04 are effective on a retrospective basis for interim and annual periods beginning after December 15, 2013. Because the Company has no applicable obligations resulting from joint and several liability arrangements, adoption of ASU No. 2013-04 will not have a material impact on the Company’s financial position, results of operations or cash flows.

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740), Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a

Similar Tax Loss, or a Tax Credit Carryforward Exists. The update clarifies that unrecognized tax benefits related to a net operating loss carryforward, or similar tax loss, or tax credit carryforward, should generally be presented in the financial statements as a reduction to a deferred tax asset. The requirements of ASU No. 2013-11 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The update allows for early adoption. The Company currently has no unrecognized tax benefits in jurisdictions where a net operating loss carryforward, or similar tax loss, or tax credit carryforward exists. As such, the adoption of the new guidance will not have a material impact on the Company’s financial position, results of operations or cash flows.

2. Acquisitions

2013 Acquisition

On June 1, 2013, the Company acquired the North American polyester resins business of Bayer MaterialScience LLC (BMS). Prior to the acquisition, BMS was a North American producer of powder polyester resins for metal coating applications and liquid polyester resins for coatings, adhesives, sealants and elastomers (CASE) applications. The purchase included a 21,000-ton production facility in Columbus, Georgia, and a modern research and development laboratory for customer technical support and new product development. Infrastructure is in place to allow for future expansion. The acquisition has diversified the Company’s polyol product offering and is expected to accelerate the Company’s growth in CASE and PUSH (polyurethane systems house) applications. As of the acquisition date, the new business and acquired net assets became a part of the North American operations reporting unit included in the Company’s polymers reportable segment. The new business’s post-acquisition net sales included in consolidated net sales for the year ended December 31, 2013, were $31,913,000. The acquisition’s effect on earnings was immaterial for the year ended December 31, 2013.

The total acquisition purchase price was $68,212,000 cash, of which $61,067,000 was paid at closing and $7,145,000 primarily for inventory was paid over a three-month period (June 2013 through August 2013) pursuant to a transition services agreement with BMS. The acquisition was originally funded through the Company’s committed revolving credit agreement. Subsequent to closing on the acquisition, the Company completed a $100,000,000 private placement loan, which was used in part to finance the acquisition (see Note 7 for additional information regarding the private placement loan).

In addition to the purchase price paid, the Company incurred $270,000 of acquisition-related expenses related to legal, consulting, valuation and accounting services. These costs were included in administrative expenses in the Company’s consolidated statement of income for the year ended December 31, 2013.

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

The acquired goodwill, which was assigned entirely to the Company’s North American operations reporting unit included in the Company’s polymers reportable segment, is deductible for tax purposes. The goodwill reflects the potential marketing, manufacturing and raw material sourcing synergies of the new business with the Company’s existing polymer business. Identifiable intangible assets included a technology and manufacturing know-how license agreement ($7,900,000), a trademark/trade name ($3,800,000) and customer relationships ($6,100,000). The amortization periods for these intangibles at the time of acquisition were 8, 11 and 12 years, respectively. The purchase price allocation is final, and no purchase price allocation adjustments were made to the amounts originally recorded at the acquisition date.

The following is pro forma financial information prepared under the assumption that the acquisition of the BMS North American polyester resins business occurred on January 1, 2012.

Pro Forma Financial Information Unaudited
(In thousands, except per share amounts)	Year Ended December 31
	2013	2012
Net Sales	$1,907,607	$1,866,209

Net Income Attributable to Stepan Company	$73,609	$80,353

Net Income Per Common Share Attributable to Stepan Company:
Basic	$3.25	$3.75

Diluted	$3.21	$3.54

The supplemental pro forma information is presented for illustrative purposes only and may not be indicative of the consolidated results that would have actually been achieved by the Company. Furthermore, future results may vary significantly from the results reflected in the pro forma information. The pro forma results include adjustments primarily related to amortization of acquired intangible assets, depreciation of the fair value adjustment of acquisition-date plant assets, interest on borrowings and tax expense. In addition, nonrecurring adjustments to pro forma net income include $270,000 of acquisition- related expenses and $558,000 of expense related to the fair value adjustment of the acquisition date inventory; such expenses were excluded from 2013 pro forma net income and included in pro forma net income for the year ended December 31, 2012.

2011 Acquisition

On June 23, 2011, the Company purchased the Clarinol®, Marinol®, and PinnoThin® product lines of Lipid Nutrition B.V., a part of Loders Croklaan B.V. As of the acquisition date, the acquired product lines became a part of the Company’s specialty products segment. The acquisition purchase price was $13,562,000 of cash. In addition to the purchase price paid, the Company incurred $300,000 of acquisition-related costs, including legal and consulting expenses, which were reflected in administrative expenses on the Company’s consolidated statement of income for the year ended December 31, 2011.

The acquisition was accounted for as a business combination and, accordingly, the assets acquired and liabilities assumed were measured and recorded at their estimated fair values. The following table summarizes the assets acquired and liabilities assumed at June 23, 2011:

(In thousands)	June 23, 2011
Assets:
Inventory	$5,000
Identifiable intangible assets:
Patents	6,948
Customer lists	736
Trademarks, know-how	429

Total identifiable intangible assets	8,113
Goodwill	483

Total assets acquired	$13,596

Current liabilities	$34

Net assets acquired	$13,562

The acquired goodwill, which was allocated entirely to the Company’s specialty products segment, is deductable for tax purposes. The goodwill reflected the potential manufacturing and marketing synergies arising from combining the acquired product lines with the Company’s existing food and health services products. The weighted average amortization periods for the identifiable intangible assets at the time of acquisition were as follows: patents-12 years; customer lists- five years; and trademarks and know-how- five years.

Pro forma financial information has not been included because revenues and earnings of the Company’s consolidated entity would not have been materially different than reported had the acquisition date been January 1, 2010.

3. Fair Value Measurements

The following are the financial instruments held by the Company at December 31, 2013 and 2012, and descriptions of the methods and assumptions used to estimate the instruments’ fair values:

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

At December 31, 2013 and 2012, the fair values of debt and the related carrying values, including current maturities, were as follows:

(In thousands)	December 31
	2013	2012
Fair value	$276,069	$194,620
Carrying value	270,623	182,402

The following tables present financial assets and liabilities measured on a recurring basis at fair value as of December 31, 2013 and 2012, and the level within the fair value hierarchy in which the fair value measurement falls:

(In thousands)	December 2013	Level 1	Level 2	Level 3
Mutual fund assets	$18,305	$18,305	$—	$—
Derivative assets:
Foreign currency contracts	74	—	74	—

Total assets at fair value	$18,379	$18,305	$74	$—

Derivative liabilities :
Foreign currency contracts	$165	$—	$165	$—
Interest rate contracts	20	—	20	—

Total liabilities at fair value	$185	$—	$185	$—

(In thousands)	December 2012	Level 1	Level 2	Level 3
Mutual fund assets	$14,093	$14,093	$—	$—
Derivative assets:
Foreign currency contracts	67	—	67	—

Total assets at fair value	$14,160	$14,093	$67	$—

Derivative liabilities:
Foreign currency contracts	$2	$—	$2	$—
Interest rate contracts	57	—	57	—

Total liabilities at fair value	$59	$—	$59	$—

4. Derivative Instruments

The Company is exposed to certain risks relating to its ongoing business operations. The primary risk managed by the use of derivative instruments is foreign currency exchange risk. The Company holds forward foreign currency exchange contracts that are not designated as any type of accounting hedge as defined by U.S. generally accepted accounting principles. The Company uses these contracts to manage its exposure to exchange rate fluctuations on certain Company subsidiary accounts receivable, accounts payable and other obligation balances that are denominated in currencies other than the entities’ functional currencies. The forward foreign exchange contracts are recognized on the balance sheet as either an asset or a liability measured at fair value. Gains and losses arising from recording the foreign exchange contracts at fair value are reported in earnings as offsets to the losses and gains reported in earnings arising from the re-measurement of the receivable and payable balances into the applicable functional currencies. At December 31, 2013 and 2012, the Company had open forward foreign currency exchange contracts, all with settlement dates of about one month, to buy or sell foreign currencies with a U.S. dollar equivalent of $20,289,000 and $16,258,000, respectively.

During the reporting period, the Company also held forward foreign currency exchange contracts that were designated as a cash flow hedge. The Company used these contracts to manage the risks and related cash flow variability resulting from exposure to exchange rate fluctuations on forecasted progress payments related to a construction project undertaken in Singapore. The progress payments were denominated in a currency other than the Singapore location’s functional currency. The Company completed its hedging activity for the progress payments in September 2013. When in use, the forward foreign exchange contracts were recognized on the balance sheet as either an asset or a liability measured at fair value. Period-to-period changes in the fair value of the hedging instruments were recognized as gains or losses in other comprehensive income, to the extent effective. The accumulated gains and losses are being reclassified out of AOCI into earnings in the periods over which the asset is being depreciated. The amount currently in AOCI that is expected to be reclassified into earnings in the next 12 months is immaterial. The Company had no open forward foreign currency exchange contracts designated as cash flow hedges at December 31, 2013. At December 31, 2012, the Company held open forward foreign currency exchange contracts designated as cash flow hedges with a U.S. dollar equivalent amount of $1,197,000.

The Company is exposed to volatility in short-term interest rates and mitigates certain portions of that risk using interest rate swaps. The interest rate swaps are recognized on the balance sheet as either an asset or a liability measured at fair value. At December 31, 2013 and 2012, the Company held interest rate swap contracts with notional values of $2,268,000 and $2,969,000, respectively, which were designated as cash flow hedges. Period-to-period changes in the fair value of interest rate swap hedges are recognized as gains or losses in other comprehensive income, to the extent effective. As each interest rate swap hedge contract is settled, the corresponding gain or loss is reclassified out of AOCI into earnings in that settlement period. The latest date through which the Company expects to hedge its exposure to the volatility of short-term interest rates is September 30, 2015.

The fair values of the derivative instruments held by the Company on December 31, 2013, and December 31, 2012, and derivative instrument gains and losses and amounts reclassified out of AOCI into earnings for the years ended December 31, 2013, 2012 and 2011, were immaterial.

5. Goodwill and Other Intangible Assets

The changes in carrying value of goodwill for the years ended December 31, 2013 and 2012, were as follows:

(In thousands)	Surfactants Segment		Polymer Segment		Specialty Products Segment		Total
	2013	2012	2013	2012	2013	2012	2013	2012
Balance as of January 1
Goodwill	$9,246	$9,143	$937	$841	$483	$483	$10,666	$10,467
Accumulated impairment loss	(3,467)	(3,467)	—	—	—	—	(3,467)	(3,467)

	5,779	5,676	937	841	483	483	7,199	7,000
Goodwill acquired (1)	—	—	4,642	—	—	—	4,642	—

Foreign currency translation	(139)	103	24	96	—	—	(115)	199

Balance as of December 31
Goodwill	9,107	9,246	5,603	937	483	483	15,193	10,666
Accumulated impairment loss	(3,467)	(3,467)	—	—	—	—	(3,467)	(3,467)

	5,640	$5,779	5,603	$937	$483	$483	11,726	$7,199

(1)	See Note 2 for information regarding the goodwill acquired in business combinations.

The Company tests its goodwill balances for impairment in the second quarter of each calendar year. The 2013 and 2012 tests indicated no impairment.

The following table reflects the components of other intangible assets, all of which have finite lives, as of December 31, 2013 and 2012. The year-over-year changes in gross carrying values resulted from the 2013 acquisition disclosed in Note 2, removal of fully amortized intangibles from the table and the effects of foreign currency translation.

(In thousands)	Gross Carrying Value		Accumulated Amortization
	December 31		December 31
	2013	2012	2013	2012
Other Intangible Assets:
Patents	$6,947	$8,947	$1,498	$2,831
Trademarks	4,087	5,843	345	5,468
Customer lists	8,094	7,359	1,098	5,802
Know-how (a)	8,313	8,950	831	8,453
Non-compete agreements	0	1,235	0	1,002

Total	$27,441	$32,334	$3,772	$23,556

(a)

Know-how includes intellectual property rights covering proprietary information, written formulae, trade secrets or secret processes, inventions and developmental products (whether patentable or not), discoveries, improvements, compositions, manufacturing processes, manuals, specifications and technical data.

Aggregate amortization expense for the years ended December 31, 2013, 2012 and 2011, was $2,832,000, $2,516,000 and $2,164,000, respectively. Estimated amortization expense for identifiable intangibles assets for each of the five succeeding fiscal years is as follows:

(In thousands)
For year ended 12/31/14	$2,853
For year ended 12/31/15	$2,831
For year ended 12/31/16	$2,683
For year ended 12/31/17	$2,566
For year ended 12/31/18	$2,566

6. Inventories

The composition of inventories at December 31, 2013 and 2012, was as follows:

	December 31
(In thousands)	2013	2012

Finished products	123,211	$113,589
Raw materials	49,156	48,424

Total inventories	172,368	$162,013

Inventories are primarily priced using the last-in, first-out (LIFO) inventory valuation method. If the first-in, first-out (FIFO) inventory valuation method had been used for all inventories, inventory balances would have been approximately $30,786,000 and $33,868,000 higher than reported at December 31, 2013 and 2012, respectively.

7. Debt

Debt comprised the following at December 31, 2013 and 2012:

(In thousands)	Maturity Dates	December 31, 2013	December 31, 2012
Unsecured private placement notes
3.86%	2019-2025	$100,000	$—
4.86%	2017-2023	65,000	65,000
5.88%	2016-2022	40,000	40,000
5.69%	2014-2018	28,571	34,286
6.86%	2014-2015	8,570	12,856

Debt of foreign subsidiaries
Secured bank term loans, foreign currency	2014-2016	5,843	9,531
Secured bank term loan, U.S. dollars	—	—	3,500
Unsecured bank debt, U.S. dollars	2014	998	—
Unsecured bank debt, foreign currency	—	—	—
Other loans, foreign currency	2014-2015	21,641	17,229

Total debt		$270,623	$182,402
Less current maturities		35,377	32,838

Long-term debt		$235,246	$149,564

The majority of the Company’s long-term debt financing is composed of unsecured private placement notes issued to insurance companies, totaling $242,141,000 as of December 31, 2013. These notes are denominated in U.S. dollars and have fixed interest rates ranging from 3.86 percent to 6.86 percent. At inception, these notes had final maturities of 12 to 13 years with remaining amortization scheduled from 2014 to 2025.

On June 27, 2013, the Company completed a new $100,000,000 unsecured private placement loan with interest to be paid semi-annually and with equal annual principal payments beginning on June 27, 2019, and continuing through final maturity on June 27, 2025. The proceeds of this loan were used, in part, to finance the acquisition of BMS’s North American polyester resins business (originally funded out of the Company’s committed revolving credit agreement), with the balance to be used for capital expenditures and other corporate purposes. This loan agreement requires the maintenance of certain financial ratios and covenants that are substantially identical to the Company’s existing long-term debt and customary events of default.

The Company has a committed $125,000,000 multi-currency revolving credit agreement that expires in September 2017. The Company maintains standby letters of credit under its workers’ compensation insurance agreements and for other purposes, as needed from time to time, which are issued under the revolving credit agreement. As of December 31, 2013, the Company had outstanding letters of credit totaling $2,727,000 and no outstanding debt under this agreement. There was $122,273,000 available under the revolving credit agreement as of December 31, 2013. During 2013, the Company had revolver borrowings at varying rates, which averaged 1.78 percent. The maximum borrowings on this debt facility were $61,500,000, with the most recent borrowing commencing on June 3, 2013. There were no borrowings on this facility in 2012.

Loans under the credit agreement may be incurred, at the discretion of the Company, with maturities from 1 to 180 days and interest rate options including (1) LIBOR, corresponding to the term and currency, plus spreads ranging from 0.95 percent to 1.65 percent, depending on the Company’s leverage ratio, (2) the prime rate plus zero percent to 0.65 percent, depending on the leverage ratio, or (3) market rates in effect at the time of the borrowing. The credit agreement requires the Company to pay a facility fee ranging from 0.175 percent to 0.350 percent, which also depends on the leverage ratio. The credit agreement requires the maintenance of certain financial ratios and compliance with certain other covenants that are similar to the Company’s existing debt agreements, including net worth, interest coverage and leverage financial covenants and limitations on restricted payments, indebtedness and liens.

At December 31, 2013, European debt included $5,843,000 of bank term loans. One of these term loans, for $3,437,000 matures in 2016 and has a variable interest rate of 90-day EURIBOR plus a spread of 1.08 percent. The other term loan, for $2,406,000, matures in 2015 and bears a fixed interest rate of 2.15 percent. At December 31, 2013, debt in Europe also included short-term borrowings of $19,488,000 with variable interest rates of 90-day EURIBOR plus spreads ranging from 0.30 percent and 0.50 percent and short-term borrowings of $2,153,000 with a variable rate comprised of the UK base rate plus a spread of 2.00 percent. The Company’s Philippine subsidiary had short-term borrowings of $998,000, guaranteed by the Company, with a variable interest rate of 30-day LIBOR plus a spread of 1.25 percent. The balance of the Company’s secured foreign debt is secured only by the assets of the respective entities.

The Company’s loan agreements in the U.S., France and the Philippines contain provisions, which, among others, require maintenance of certain financial ratios and place limitations on additional debt, investments and payment of dividends. Based on the loan agreement provisions that place limitations on dividend payments, unrestricted retained earnings (i.e., retained earnings available for dividend distribution) were $148,467,000 and $114,204,000 at December 31, 2013, and 2012, respectively.

Debt at December 31, 2013, matures as follows: $35,377,000 in 2014; $12,416,000 in 2015; $12,115,000 in 2016; $20,714,000 in 2017; $20,715,000 in 2018 and $169,286,000 after 2018. Debt maturing in 2014 includes $12,746,000 of scheduled repayments under long-term debt agreements and $22,631,000 of debt of foreign subsidiaries under short-term working capital loans. These short-term loan agreements are routinely renewed, but could be supplemented or replaced, if necessary, by the Company’s $125,000,000 revolving credit agreement.

Net interest expense for the years ended December 31, 2013, 2012 and 2011, comprised the following:

(In thousands)	2013	2012	2011

Interest expense	$11,104	$9,998	$9,839
Interest income	(57)	(112)	(359)

	11,047	9,886	9,480
Capitalized interest	(689)	(287)	(385)

Interest expense, net	$10,358	$9,599	$9,095

8. Leased Properties

The Company leases certain property and equipment (primarily transportation equipment, buildings and land) under operating leases, which are denominated in local currencies. Total rental expense was $6,280,000, $6,713,000 and $6,182,000 in 2013, 2012 and 2011, respectively.

Consolidated Company minimum future rental payments under operating leases with terms in excess of one year as of December 31, 2013, are:

(In thousands)	Year	Amount

	2014	$4,170
	2015	3,529
	2016	2,963
	2017	1,942
	2018	1,723
	Subsequent to 2018	17,795

Total minimum future rental payments		$32,122

9. Other, Net

Other, net in the consolidated statements of income included the following:

(In thousands)	2013	2012	2011

Foreign exchange loss	$(1,495)	$(304)	$(800)
Investment related income	1,055	173	105
Realized and unrealized gain (loss) on investments	2,611	1,460	(156)

Other, net	$2,171	$1,329	$(851)

10. Income Taxes

The provisions for taxes on income and the related income before taxes for the years ended December 31, 2013, 2012 and 2011, were as follows:

(In thousands)	2013	2012	2011

Taxes on Income
Federal
Current	$9,744	$23,744	$16,901
Deferred	(285)	(525)	4,894
State
Current	1,223	1,999	3,677
Deferred	(680)	(537)	174
Foreign
Current	12,067	10,158	6,658
Deferred	1,224	1,196	(12)

Total	$23,293	$36,035	$32,292

Income before Taxes
Domestic	$50,626	$80,371	$83,333
Foreign	45,004	35,351	21,561

Total	$95,630	$115,722	$104,894

The variations between the effective and statutory U.S. federal income tax rates are summarized as follows:

(In thousands)	2013 Amount	%	2012 Amount	%	2011 Amount	%

Federal income tax provision at statutory tax rate	$33,471	35.0	$40,503	35.0	$36,713	35.0
State tax provision on income less applicable federal tax benefit	353	0.4	1,470	1.3	2,413	2.3
Foreign income taxed at different rates	(2,509)	(2.6)	(1,172)	(1.0)	(900)	(0.9)
Repatriation of foreign earnings	146	0.2	24	—	—	—
Domestic production activities deduction	(991)	(1.0)	(1,446)	(1.2)	(1,339)	(1.3)
Nontaxable foreign interest income	(2,614)	(2.7)	(2,690)	(2.3)	(2,719)	(2.6)
Nontaxable biodiesel excise credit income	(2,347)	(2.5)	—	—	—	—
U.S. tax credits	(2,209)	(2.3)	—	—	(1,482)	(1.4)
Non-deductible expenses and other items, net	(7)	(0.1)	(654)	(0.7)	(394)	(0.3)

Total income tax provision	$23,293	24.4	$36,035	31.1	$32,292	30.8

At December 31, 2013 and 2012, the tax effects of significant temporary differences representing deferred tax assets and liabilities were as follows:

(In thousands)	2013	2012

Deferred Tax Liabilities:
Depreciation	$(57,113)	$(50,011)
Amortization of intangibles	(49)	(456)
Unrealized foreign exchange loss	(910)	(602)
Other	(823)	(918)

	$(58,895)	$(51,987)

Deferred Tax Assets:
Pensions	$5,640	$15,148
Deferred revenue	3,058	718
Other accruals and reserves	12,061	10,979
Inventories	1,158	496
Legal and environmental accruals	6,594	6,463
Deferred compensation	20,510	17,461
Bad debt and rebate reserves	3,018	2,884
Subsidiaries net operating loss carryforwards	899	1,390
Tax credit carryforwards	915	532

	$53,853	$56,071

Valuation Allowance	$(1,302)	$(603)

Net Deferred Tax (Liabilities) Assets	$(6,344)	$3,481

Reconciliation to Consolidated Balance Sheet:
Current deferred tax assets	$12,637	$9,876
Non-current deferred tax assets (in other non-current assets)	1,658	2,805
Current deferred tax liabilities (in accrued liabilities)	(23)	—
Non-current deferred tax liabilities	(20,616)	(9,200)

Net Deferred Tax (Liabilities) Assets	$(6,344)	$3,481

Undistributed earnings of foreign subsidiaries and related companies that are deemed to be permanently reinvested amounted to $194,148,000 at December 31, 2013, compared to $161,942,000 at December 31, 2012. In general, the Company reinvests earnings of foreign subsidiaries in their operations indefinitely. However, the Company will repatriate earnings from a subsidiary where excess cash has accumulated and it is advantageous for tax or foreign exchange reasons. Because of the probable availability of foreign tax credits, it is not practicable to estimate the amount, if any, of the deferred tax liability on earnings reinvested indefinitely.

The Company has tax loss carryforwards of $3,980,000 (pretax) as of December 31, 2013 and $6,753,000 as of December 31, 2012, that are available for use by the Company between 2014 and 2022. The Company has tax credit carryforwards of $915,000 as of December 31, 2013 and $532,000 as of December 31, 2012, that are available for use by the Company between 2014 and 2018.

At December 31, 2013, the Company had valuation allowances of $1,302,000, which were primarily attributable to deferred tax assets in China, India and the Philippines. The realization of deferred tax assets is dependent on the generation of sufficient taxable income in the appropriate tax jurisdictions. The Company believes that it is more likely than not that the related deferred tax assets will not be realized.

As of December 31, 2013 and 2012, unrecognized tax benefits totaled $240,000 and $289,000, respectively. The amount of unrecognized tax benefits that, if recognized, would favorably affect the Company’s effective income tax rate in any future periods, net of the federal benefit on state issues, was approximately $231,000, $275,000 and $1,023,000 at December 31, 2013, 2012 and 2011, respectively. The Company does not believe that the amount of unrecognized tax benefits related to its current uncertain tax positions will change significantly over the next 12 months.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. In 2013, 2012 and 2011, the Company recognized net interest and penalty income of $9,000, $444,000 and $2,000, respectively. At December 31, 2013 the liability for interest and penalties was $32,000 compared to $41,000 at December 31, 2012.

During 2012, the Company negotiated and finalized ten state income tax voluntary disclosure agreements. As a result, the Company recorded a net tax benefit of $688,000.

The Company files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company is not subject to U.S. federal income tax examinations by tax authorities for years before 2010. Some foreign jurisdictions and various U.S. states jurisdictions may be subject to examination back to 2007.

Below are reconciliations of the January 1 and December 31 balances of unrecognized tax benefits for 2013, 2012 and 2011:

(In thousands)	2013	2012	2011

Unrecognized tax benefits, opening balance	$289	$1,232	$1,902
Gross increases – tax positions in prior period	27	—	—
Gross decreases – tax positions in prior period	(41)	(569)	(795)
Gross increases – current period tax positions	17	44	213
Settlements	—	—	(38)
Foreign currency translation	5	23	(8)
Lapse of statute of limitations	(57)	(441)	(42)

Unrecognized tax benefits, ending balance	$240	$289	$1,232

11. Stockholders’ Equity

On June 12, 2013, the Company announced that on August 9, 2013 (redemption date), it would redeem any remaining outstanding shares of its 5 1/2 percent Convertible Preferred Stock without par value (preferred stock). At the time of the redemption announcement, there were 61,735 shares of preferred stock outstanding. Prior to the redemption date, preferred shareholders converted 60,900 shares of preferred stock into 139,029 shares of Company common stock. In accordance with the Certificate of Designation, Preferences and Rights of the 5 1/2% Convertible Preferred Stock, the Company redeemed 835 unconverted shares of Company preferred stock for an aggregate redemption price of $25.26354 per share ($25.00 per share plus accrued and unpaid dividends of $0.26354 per share). As of the redemption date, there are no longer any issued and outstanding shares of preferred stock.

On October 23, 2012, the Board of Directors declared a two-for-one stock split on its common stock in the form of a 100 percent stock dividend, payable on December 14, 2012, to stockholders of record on November 30, 2012. Par value for common shares remained at $1.00 per share. As a result of the split, 12,460,000 additional shares were issued, and retained earnings were reduced by $12,460,000. All historical share and per share data disclosed in the consolidated financial statements and notes thereto have been retroactively adjusted for the stock split.

At December 31, 2013 and 2012, treasury stock consisted of 3,231,289 shares and 3,175,638 shares of common stock, respectively. During 2013, 41,688 shares of Company common stock were purchased in the open market, 1,562 shares were received in lieu of cash from employees exercising stock options, and 17,345 shares were received to settle employees’ minimum statutory withholding taxes related to performance stock awards. Also, 4,944 shares of treasury stock were distributed to participants as part of Company’s deferred compensation plan.

12. Stock-based Compensation

On December 31, 2013, the Company had stock options outstanding under its 2000 Stock Option Plan (2000 Plan), stock options and stock awards outstanding under its 2006 Incentive Compensation Plan (2006 Plan) and stock options, stock awards and SARs under its 2011 Incentive Compensation Plan (2011 Plan). Stock options, stock awards and SARs are granted to executives, key employees and outside directors. No further options or awards may be granted under the 2000 and 2006 Plans. The 2011 Plan authorized the award of 2,600,000 shares of the Company’s common stock for stock options, SARs and stock awards. At December 31, 2013, there were 2,199,827 shares available for grant under the 2011 Plan.

Compensation expense charged against income for all plans was $2,783,000, $3,122,000 and $3,676,000 for the years ended December 31, 2013, 2012 and 2011, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $1,059,000, $1,186,000 and $1,416,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

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

	For the Years Ended December 31
	2013	2012	2011
Expected dividend yield	2.01%	2.10%	2.40%
Expected volatility	42.48%	43.19%	43.60%
Expected term	7.4 years	7.4 years	6.5 years
Risk-free interest rate	1.53%	1.41%	2.91%

A summary of stock option activity for the year ended December 31, 2013 is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Options
Outstanding at January 1, 2013	684,110	$24.15
Granted	54,274	62.78
Exercised	(227,410)	17.89
Forfeited	(5,862)	51.26

Outstanding at December 31, 2013	505,112	30.80	5.74	$17,593

Vested or expected to vest at December 31, 2013	504,620	30.77	4.79	17,592

Exercisable at December 31, 2013	392,000	24.69	3.68	16,046

The weighted-average grant-date fair values of options awarded during the years ended December 31, 2013, 2012 and 2011, were $23.08, $15.73 and $13.81, respectively. The total intrinsic values of options exercised during the years ended December 31, 2013, 2012, and 2011 were $9,138,000,000, $17,163,000, and $6,262,000, respectively.

As of December 31, 2013, the total unrecognized compensation cost for unvested stock options was $756,000. That cost is expected to be recognized over a weighted-average period of 1.1 years.

Cash received from stock option exercises under the Company’s stock option plans for the years ended December 31, 2013, 2012, and 2011 was $3,977,000, $4,473,000 and $3,228,000, respectively. The actual tax benefit realized for the tax deductions from stock option exercises totaled $2,786,000, $6,411,000, and $2,103,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

Stock Awards

In 2011, 2012, and 2013, the Company granted stock awards under the 2006 and 2011 Plans. The stock awards vest only upon the Company’s achievement of certain levels of consolidated net income and return on invested capital by the end of the specified measurement period, which is December 31, 2013, 2014 and 2015 for the 2011, 2012 and 2013 awards, respectively. The number of Company shares of common stock ultimately distributed, if any, is contingent upon the level of consolidated net income and return on invested capital attained. The fair value of stock awards equals the grant-date market price of the Company’s common stock, discounted for the estimated amount of dividends that would not be received during the measurement period. Compensation expense is recorded each reporting period based on the probable number of awards that will ultimately vest given the projected level of consolidated net income and return on invested capital. If at the end of the measurement period the performance objectives are not met, no compensation cost is recognized and any compensation expense recorded in prior periods is reversed.

A summary of stock award activity for the year ended December 31, 2013, is presented below:

	Shares	Weighted-Average Grant Date Fair Value
Unvested Stock Awards
Unvested at January 1, 2013	242,856	$37.83
Granted	101,924	60.75
Vested	—	—
Forfeited	(123,690)	37.19

Unvested at December 31, 2013	221,090	48.75

The weighted-average grant-date fair values of stock awards granted during the years ended December 31, 2013, 2012 and 2011, were $60.75, $41.00 and $35.79, respectively. As of December 31, 2013, under the current Company assumption as to the number of stock award shares that will probably vest at the measurement periods ended December 31, 2014 and 2015, there was $2,086,000 of unrecognized compensation cost for unvested stock awards. That cost is expected to be recognized over a period of 1.7 years.

In general, it is the Company’s policy to issue new shares of its common stock upon the exercise of stock options or the vesting of stock awards.

SARs

SARs, which were granted under the 2011 Plan for the first time in 2012, cliff vest after two years of continuous service, settle in cash and expire ten years from the grant date. Upon the exercise of a SARs award, a participant receives in cash an amount that equals the excess of the fair market value of a share of Company common stock at the date of exercise over the fair market value of a share of Company common stock at the date of grant (the exercise price). Because SARs are cash-settled, they are accounted for as liabilities that must be re-measured at fair value at the end of every reporting period until settlement. Compensation expense for each reporting period is based on the period-to-period change (or portion of the change, depending on the proportion of the vesting period that has been completed at the reporting date) in the fair value of the SARs.

A summary of SARs activity for the year ended December 31, 2013 is presented below.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
SARs
Outstanding at January 1, 2012	64,700	$42.82
Granted	92,735	62.92
Forfeited	(9,124)	55.50

Outstanding at December 31, 2013	148,311	54.60	8.74	1,635

The weighted-average grant-date fair value of SARs granted during the years 2013 and 2012 was $23.12 and $15.73, respectively. The fair value for each SARs award was estimated using the Black-Scholes valuation model incorporating the same assumptions as noted for stock options.

As of December 31, 2013 and 2012, the SARs liability recorded on the consolidated balance sheet (non-current liabilities) was $2,172,000 and $638,000, respectively. In addition, at December 31, 2013, there was $1,365,000 of total unrecognized compensation cost related to unvested SARs. That cost is to be recognized over a weighted-average period of 1.1 years.

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

Some plan distributions may be made in cash or Company common stock at the option of the participant. Other plan distributions can only be made in Company common stock. For deferred compensation obligations that may be settled in cash or Company common stock at the option of the participant, the Company must record appreciation in the market value of the investment choices made by participants as additional compensation expense. Conversely, declines in the market value of the investment choices reduce compensation expense. Increases and decreases of compensation expense that result from fluctuations in the underlying investments are recorded in the administrative expense line of the consolidated statements of income. The additional compensation expense resulting from the appreciation of the market value and earnings of the selected investment options was $9,496,000 in 2013, $10,252,000 in 2012 and $1,529,000 in 2011. The increase in expense between 2011 and 2012 was primarily attributable to a 39 percent year-over-year increase in the market price of the Company’s common stock, to which a large portion of the deferred obligation is tied. The Company’s deferred compensation liability was $51,543,000 and $42,229,000 at December 31, 2013 and 2012, respectively.

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

Obligations and Funded Status at December 31

(In thousands)	United States		United Kingdom
	2013	2012	2013	2012
Change in benefit obligation
Benefit obligation at beginning of year	$157,051	$139,077	$21,722	$16,829
Interest cost	6,424	6,880	899	841
Actuarial (gain) loss	(14,142)	15,590	(1,365)	3,846
Benefits paid	(4,825)	(4,496)	(521)	(659)
Foreign exchange impact	—	—	360	865

Benefit obligation at end of year	$144,508	$157,051	$21,095	$21,722

(In thousands)	United States		United Kingdom
	2013	2012	2013	2012
Change in plan assets
Fair value of plan assets at beginning of year	$124,682	$104,178	$18,390	$15,695
Actual return on plan assets	13,225	19,391	2,840	1,623
Employer contributions	182	5,609	949	971
Benefits paid	(4,825)	(4,496)	(521)	(659)
Foreign exchange impact	—	—	546	760

Fair value of plan assets at end of year	$133,264	$124,682	$22,204	$18,390

Over (Under) funded status at end of year	$(11,244)	$(32,369)	$1,109	$(3,332)

The amounts recognized in the consolidated balance sheets at December 31 consisted of

(In thousands)	United States		United Kingdom
	2013	2012	2013	2012
Non-current asset	$818	$—	$1,109	$—
Current liability	(185)	(174)	—	—
Non-current liability	(11,877)	(32,195)	—	(3,332)

Net amount recognized	$(11,244)	$(32,369)	$1,109	$(3,332)

The amounts recognized in accumulated other comprehensive income at December 31 consisted of

(In thousands)	United States		United Kingdom
	2013	2012	2013	2012
Net actuarial loss	$26,802	$50,450	$2,147	$5,699

The accumulated benefit obligations at December 31, 2013, for the U.S. and U.K. defined benefit plans were $144,508,000 and $21,095,000, respectively. Below is information for pension plans with accumulated benefit obligations in excess of plan assets at December 31:

(In thousands)	United States		United Kingdom
	2013	2012	2013	2012
Projected benefit obligation	$113,865	$157,051	$—	$21,722
Accumulated benefit obligation	$113,865	157,051	$—	21,722
Fair value of plan assets	$101,803	124,682	$—	18,390

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income

Net periodic benefit costs for the years ended December 31, 2013, 2012 and 2011, were as follows:

(In thousands)	United States			United Kingdom
	2013	2012	2011	2013	2012	2011
Interest cost	$6,424	$6,880	$6,927	$899	$841	$1,099
Expected return on plan assets	(8,828)	(8,423)	(8,063)	(941)	(888)	(1,042)
Amortization of net actuarial loss	5,109	3,573	2,853	288	49	204

Net periodic benefit cost	$2,705	$2,030	$1,717	$246	$2	$261

Other changes in plan assets and benefit obligations recognized in other comprehensive income for the years ended December 31, 2013, 2012 and 2011, were as follows:

(In thousands)	United States			United Kingdom
	2013	2012	2011	2013	2012	2011

Net actuarial (gain) loss	$(18,539)	$4,622	$10,552	$(3,264)	$3,111	$(1,742)
Amortization of net actuarial loss	(5,109)	(3,573)	(2,853)	(288)	(49)	(204)

Total recognized in other comprehensive income	$(23,648)	$1,049	$7,699	$(3,552)	$3,062	$(1,946)

Total recognized in net periodic benefit cost and other comprehensive income	$(20,943)	$3,079	$9,416	$(3,306)	$3,064	$(1,685)

The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2014 are as follows:

(In thousands)	United States	United Kingdom

Net actuarial loss	$2,646	$—

Estimated Future Benefit Payments

(In thousands)	United States	United Kingdom
2014	$5,948	$503
2015	6,713	510
2016	7,345	581
2017	7,891	623
2018	8,388	676
2019-2023	47,844	3,746

Assumptions

The weighted-average assumptions used to determine benefit obligations at December 31 were as follows:

	United States		United Kingdom
	2013	2012	2013	2012

Discount rate	4.87%	4.17%	4.60%	4.30%

The weighted-average assumptions used to determine net periodic benefit costs for years ended December 31 were as follows:

	United States			United Kingdom
	2013	2012	2011	2013	2012	2011
Discount rate	4.17%	5.06%	5.40%	4.30%	4.90%	5.60%
Expected long-term return on plan assets	7.75%	7.75%	7.75%	5.25%	5.46%	6.78%

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

Investment Strategies and Policies

U.S. Plans

Plan assets are predominantly invested using active investment strategies, as compared to passive or index investing. An investment management firm hires and monitors underlying investment management firms for each asset category. Equity managers within each category cover a range of investment styles and approaches, including both active and passive, and are combined in a way that controls for capitalization, style biases, and country exposure versus benchmark indexes, while active managers focus primarily on stock selection to improve returns. Fixed income managers seek to reduce the volatility of the plan’s funded status by matching the duration with the plan’s liability while seeking to improve returns through security selection, sector allocation and yield curve management. Real estate uses public core real estate strategies, which provide stable and high levels of current income and enhanced core strategies, which seek slightly higher returns by emphasizing appreciation. Commodity managers are used to further diversify the portfolio and may serve as an inflation hedge and are benchmarked to a diversified commodities index.

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

Allowable investment categories include:

Equities: Common stocks of large, medium, and small companies, including both U.S. and non-U.S. based companies. The long-term target allocation for equities, excluding Company stock, is 34 percent.

Fixed Income (Debt): Bonds or notes issued or guaranteed by the U.S. government, and to a lesser extent, by non-U.S. governments, or by their agencies or branches, mortgage-backed securities, including collateralized mortgage obligations, corporate bonds, municipal bonds and dollar-denominated debt securities issued in the U.S. by non-U.S. banks and corporations. Up to 20 percent of the fixed income assets may be in debt securities that are below investment grade. The target allocation for fixed income is 35 percent.

Real Estate: Public real estate funds using office, apartment, industrial, retail, and other property types. The target allocation for real estate is 4 percent.

Commodities: Commodity funds that match the index using commodity-linked derivative instruments including swap agreements, commodity options, futures, options on futures and commodity-linked notes, while seeking to enhance overall returns through the use of fixed income securities. The target allocation for commodities is 2 percent.

Employer Securities: The retirement plans also hold shares of the Company’s common stock, which are purchased or sold by the trustee from time to time, as directed by the Plan Committee. At the direction of the Plan Committee, the plans sold 43,534 common shares to the Company’s ESOP trust on February 20, 2013, and 27,331 common shares on February 21, 2012. The target allocation for employer securities is 25 percent.

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

At December 31, 2013, equities within the pooled pension fund comprised 24 percent U.K. companies, 39 percent U.S. companies, 14 percent other European companies and 23 percent companies from other regions of the world. The equities are spread across growth and value styles. Fixed income instruments primarily included U.K. bonds, mainly government fixed interest securities with short to mid-tem maturities. Fixed income instruments also included government fixed instrument securities of geographic areas other than the U.K.

Included in plan assets are insurance contracts purchased by the plan trustees to provide pension payments for specific retirees. In past years, at the time a plan participant retired, the plan trustee would periodically purchase insurance contracts to cover the future payments due the retiree. This practice is no longer followed. The contracts are revocable, and the related plan obligations are not considered settled. Therefore, the plan assets and obligations include the insured amounts.

Plan Assets

U.S. Plans

The Company’s asset allocations for its U.S. pension plans at December 31, 2013 and 2012, by asset category, were as follows:

	December 31, 2013
(In thousands)	Level 1	Level 2	Level 3	Total
Cash and Cash Equivalents	$—	$2,471	$—	$2,471
Equity Securities
U.S. Equities	32,567	—	—	32,567
Non-U.S. Equities	11,892	—	—	11,892
Employer Securities	37,823	—	—	37,823

Total Equities	82,282	—	—	82,282
Fixed Income Securities
U.S. Corporate Bonds	—	24,733	—	24,733
U.S. Government and Agency Bonds	2,526	6,575	—	9,101
Municipal Bonds	—	3,116	—	3,116
Other Bonds	—	4,559	—	4,559

Total Fixed Income	2,526	38,983	—	41,509
Real Estate	6,090	—	—	6,090
Commodities	912	—	—	912

Total	$91,810	$41,454	$—	$133,264

	December 31, 2012
(In thousands)	Level 1	Level 2	Level 3	Total
Cash and Cash Equivalents	$—	$3,965	$—	$3,965
Equity Securities
U.S. Equities	32,850	—	—	32,850
Non-U.S. Equities	11,373	—	—	11,373
Employer Securities	34,426	—	—	34,426

Total Equities	78,649	—	—	78,649
Fixed Income Securities
U.S. Corporate Bonds	—	19,873	—	19,873
U.S. Government and Agency Bonds	795	6,956	—	7,751
Municipal Bonds	—	2,837	—	2,837
Other Bonds	—	4,015	—	4,015

Total Fixed Income	795	33,681	—	34,476
Real Estate	4,990	—	—	4,990
Commodities	2,602	—	—	2,602

Total	$87,036	$37,646	$—	$124,682

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

Market value changes within asset categories for which fair value measurements use significant unobservable inputs (Level 3) were as follows during 2012 (No Level 3 investments were held in 2013):

Dollars in thousands	Real Estate Fund
Market value, December 31, 2011	$3,720
Sale proceeds	(3,916)
Realized loss	840
Change in unrealized gain (loss)	(644)

Market value, December 31, 2012	$—

U.K. Plan

The Company’s asset allocations for its U.K. pension plans at December 31, 2013 and 2012, by asset category, were as follows:

	December 31, 2013
(In thousands)	Level 1	Level 2	Level 3	Total
Cash	$412	$—	$—	$412
Equity Securities
Pooled Pension Funds	—	15,397	—	15,397
Fixed Income
Pooled Pension Funds	—	3,550	—	3,550
Real Estate
Pooled Pension Funds	—	419	—	419
Insurance Contracts	—	—	2,426	2,426

Total	$412	$19,366	$2,426	$22,204

	December 31, 2012
(In thousands)	Level 1	Level 2	Level 3	Total
Cash	$845	$—	$—	$845
Equity Securities
Pooled Pension Funds	—	11,979	—	11,979
Fixed Income
Pooled Pension Funds	—	2,677	—	2,677
Real Estate
Pooled Pension Funds	—	452	—	452
Insurance Contracts	—	—	2,437	2,437

Total	$845	$15,108	$2,437	$18,390

Units of each of the pooled funds are valued by the trustee based on quoted market prices of the underlying investments (the underlying assets are either exchange traded or have readily available markets).

Fair value changes within asset categories for which fair value measurements use significant unobservable inputs (Level 3) were as follows during 2012 and 2013:

(In thousands)	Insurance Contracts
Fair value, December 31, 2011	$2,218
Sale proceeds (benefit payments)	(173)
Change in unrealized gain	288
Foreign exchange impact	104

Fair value, December 31, 2012	$2,437
Sale proceeds (benefit payments)	(175)
Change in unrealized gain	120
Foreign exchange impact	44

Fair value, December 31, 2013	$2,426

Long-term Rate of Return for Plan Assets

U.S. Plans

The overall expected long-term rate of return on assets of 7.75 percent that was used to develop the 2013 pension expense is based on plan asset allocation, capital markets forecasts and expected benefits of active investment management. For fixed income, the expected return is 4.15 percent. This assumption includes the yield on the five-year zero-coupon U.S. Treasury bond as the base rate along with historical data from the U.S. Treasury yield curve. For equities, the expected return is 8.65 percent for U.S. and international equities. This return is based on a blended average of three different statistical models that each incorporates multiple factors including, for example, inflation, Gross Domestic Product and the Fed Funds Target Rate. For real estate, the expected return is 6.90 percent. For commodities, the expected return is 6.90 percent.

The overall investment return forecast reflects the target allocations and the capital markets forecasts for each asset category, plus a premium for active asset management expected over the long-term.

U.K. Plan

The overall expected long-term return on plan assets is a weighted-average of the expected long-term returns for equity securities, debt securities and other assets. The redemption yield at the measurement date on U.K. government fixed interest bonds and the yield on corporate bonds are used as proxies for the return on the debt portfolio. The returns for equities and property are estimated as a premium of 3.0 percent added to the risk-free rate. Cash is assumed to have a long-term return of 4.0 percent.

Other Defined Benefit Plans

The Company maintains unfunded defined benefit plans in other foreign locations. The liabilities and expenses associated with these plans are not material to the Company’s consolidated financial statements. Discount rates for these plans are determined based on local interest rates and plan participant data.

Cash Flows

The Company expects to contribute $1,420,000 and $1,005,000 to its funded U.S. qualified and U.K. defined benefit plans, respectively, in 2014. The Company also expects to pay $185,000 in 2014 related to its unfunded non-qualified U.S. pension plans.

Defined Contribution Plans

The Company sponsors retirement savings defined contribution plans that cover U.S. and U.K. employees. The Company also sponsors a profit sharing plan for its U.S. employees. Profit sharing contributions are determined each year using a formula that is applied to Company earnings. The contributions are allocated to participant accounts on the basis of participant base earnings. The retirement savings and profit sharing defined contribution plans each include a qualified plan and a non-qualified supplemental executive plan.

Defined contribution plan expenses for the Company’s retirement savings plans and profit sharing plan were as follows:

(In thousands)	2013	2012	2011
Retirement savings plans	$4,500	$4,284	$4,033
Profit sharing plan	4,804	5,762	4,769

Total	$9,304	$10,046	$8,802

In July 2011, the Company established a rabbi trust to fund the obligations of its previously unfunded non-qualified supplemental executive defined contribution plans (supplemental plans). The trust comprises various mutual fund investments selected by the participants of the supplemental plans. In accordance with the accounting guidance for rabbi trust arrangements, the assets of the trust and the obligations of the supplemental plans are reported on the Company’s consolidated balance sheet. The Company elected the fair value option for the mutual fund investment assets so that offsetting changes in the mutual fund values and defined contribution plan obligations would be recorded in earnings in the same period. Therefore, the mutual funds are reported at fair value with any subsequent changes in fair value recorded in the income statement. The supplemental plan liabilities increase (i.e., supplemental plan expense is recognized) when the value of the trust assets appreciates and decrease (i.e., supplemental plan income is recognized) when the value of the trust assets declines. At December 31, 2013 and 2012, the trust asset balances were $1,849,000 and $1,572,000, respectively, and the supplemental plan liability balances were $1,899,000 and $1,642,000, respectively. The differences between the trust asset balances and the supplemental liability balances were due to estimated liabilities that were not funded until after the end of the year when the actual liabilities were determined.

In addition to the Company sponsored profit sharing plan, certain foreign locations are required by law to make profit sharing contributions to employees based on statutory formulas. For the years ended December 31, 2013, 2012 and 2011, the Company recognized $1,999,000, $711,000 and $159,000, respectively, of statutory profit sharing expense.

15. Accrued Liabilities

The composition of accrued liabilities was as follows:

	December 31
(In thousands)	2013	2012
Accrued payroll and benefits	$39,722	$42,404
Accrued customer rebates	15,514	14,395
Other accrued liabilities	21,103	15,862

Total accrued liabilities	$76,339	$72,661

16. Other Non-Current Liabilities

The composition of other non-current liabilities was as follows:

	December 31
(In thousands)	2013	2012
Deferred revenue	$4,045	$1,614
Environmental and legal matters	13,133	13,459
Deferred compensation liability	50,728	41,665
Pension liability	14,923	37,855
Other non-current liabilities	5,777	4,074

Total other non-current liabilities	$88,606	$98,667

17. Contingencies

There are a variety of legal proceedings pending or threatened against the Company. Some of these proceedings may result in fines, penalties, judgments or costs being assessed against the Company at some future time. The Company’s operations are subject to extensive local, state and federal regulations, including the U.S. Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) and the Superfund amendments of 1986 (Superfund). Over the years, the Company has received requests for information related to or has been named by the government as a PRP at a number of waste disposal and manufacturing sites where clean up costs have been or may be incurred under CERCLA and similar state statutes. In addition, damages are being claimed against the Company in general liability actions for alleged personal injury or property damage in the case of some disposal and plant sites. The Company believes that it has made adequate provisions for the costs it may incur with respect to these sites.

As of December 31, 2013, the Company estimated a range of possible environmental and legal losses of $9.7 million to $28.9 million. The Company’s accrued liability for such losses, which represented the Company’s best estimate within the estimated range of possible environmental and legal losses, was $14.7 million at December 31, 2013, compared to $15.4 million at December 31, 2012. During 2013, cash outlays related to legal and environmental matters approximated $2.4 million compared to $3.3 million in 2012.

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

Following are summaries of the material contingencies at December 31, 2013:

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

On August 23, 2013, USEPA issued a Feasibility Study and a Proposed Plan selecting remedies for soil remediation which, in some cases, may be different from those the Company used in determining its best estimate. The Company submitted comments to USEPA on the Proposed Plan in December 2013. Those comments raised significant issues with both the Proposed Plan’s remedy selections and cost estimates. As a result, the Proposed Plan has had no impact on the Company’s recorded liability at this time. Until such time as USEPA completes its remedy selection process, the Company does not know the scope of remediation that may be required. At this time, based on its current review and analysis of the Proposed Plan, the Company’s recorded liability for claims associated with remediation of chemical contamination at the Maywood site represents its best estimate of the cost of remediation for the Maywood site. The estimated cost of such remediation could differ from the Company’s current recorded liability, for example, if the Proposed Plan is adopted without any changes or based on the availability of additional information.

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

Wilmington Site

The Company is currently contractually obligated to contribute to the response costs associated with the Company’s formerly-owned site at 51 Eames Street, Wilmington, Massachusetts. Remediation at this site is being managed by its current owner to whom the Company sold the property in 1980. Under the agreement, once total site remediation costs exceed certain levels, the Company is obligated to contribute up to five percent of future response costs associated with this site with no limitation on the ultimate amount of contributions. To date, the Company has paid the current owner $2.2 million for the Company’s portion of environmental response costs through the third quarter of 2013 (the current owner of the site bills the Company one calendar quarter in arrears). The Company has recorded a liability for its portion of the estimated remediation costs for the site. Depending on the ultimate cost of the remediation at this site, the amount for which the Company is liable could differ from the current estimates.

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

18. Segment Reporting

The Company has three reportable segments: surfactants, polymers and specialty products. Each segment provides distinct products and requires separate management due to unique markets, technologies and production processes. Surfactants are used in a variety of consumer and industrial cleaning compounds as well as in agricultural products, lubricating ingredients, oil field chemicals and other specialized applications. Polymers are used primarily in plastics, building materials, refrigeration systems and CASE applications. Specialty products are used in food, flavoring, nutritional supplement and pharmaceutical applications.

The Company evaluates the performance of its segments and allocates resources based on operating income before interest income/expense, other income/expense items and income tax provisions. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

Segment data for the three years ended December 31, 2013, 2012 and 2011, are as follows:

(In thousands)	Surfactants	Polymers	Specialty Products	Segment Totals
2013
Net sales	$1,317,164	$483,361	$80,261	$1,880,786
Operating income	100,201	54,536	10,902	165,639
Assets	710,521	292,015	68,413	1,070,949
Capital expenditures	66,266	18,804	6,370	91,440
Depreciation and amortization expenses	36,400	16,351	2,631	55,382

2012
Net sales	$1,305,800	$423,959	$73,978	$1,803,737
Operating income	118,591	48,130	12,242	178,963
Assets	692,891	199,013	58,810	950,714
Capital expenditures	56,236	19,266	5,815	81,317
Depreciation and amortization expenses	34,036	13,328	2,270	49,634

2011
Net sales	$1,361,956	$421,515	$59,621	$1,843,092
Operating income	100,811	40,909	13,307	155,027
Assets	624,425	174,029	54,296	852,750
Capital expenditures	63,295	15,320	3,658	82,273
Depreciation and amortization expenses	31,346	11,697	1,808	44,851

    Below are reconciliations of segment data to the consolidated financial statements:

(In thousands)	2013	2012	2011

Operating income – segment totals	$165,639	$178,963	$155,027
Business restructuring (a)	(1,040)	—	—
Unallocated corporate expenses (b)	(55,446)	(50,247)	(36,571)

Total operating income	109,153	128,716	118,456

Interest expense, net	(10,358)	(9,599)	(9,095)
Loss from equity in joint ventures	(5,336)	(4,724)	(3,616)
Other, net	2,171	1,329	(851)

Consolidated income before income taxes	$95,630	$115,722	$104,894

Assets – segment totals	$1,070,949	$950,714	$852,750
Unallocated corporate assets (c)	96,253	34,764	48,368

Consolidated assets	$1,167,202	$985,478	$901,118

Capital expenditures – segment totals	$91,440	$81,317	$82,273
Unallocated corporate expenditures	1,425	1,842	893

Consolidated capital expenditures	$92,865	$83,159	$83,166

Depreciation and amortization expenses – segment totals	$55,382	$49,634	$44,851
Unallocated corporate depreciation expenses	1,018	1,660	2,248

Consolidated depreciation and amortization expenses	$56,400	$51,294	$47,099

(a)	See Note 21 regarding business restructuring costs for the Surfactants segment’s North American operations.

(b)

Unallocated corporate expenses primarily comprise corporate administrative expenses (e.g., corporate finance, legal, human resources, information systems and deferred compensation) that are not included in segment operating income and not used to evaluate segment performance.

(c)

The increase in unallocated corporate assets between 2012 and 2013 was primarily attributable to increases in the balances of U.S. cash and cash equivalents and mutual fund investment assets, which are not allocated to segments.

Below is certain Company-wide geographic data for the years ended December 31, 2013, 2012 and 2011:

(In thousands)	2013	2012	2011
Net sales (a)
United States	$1,103,181	$1,076,222	$1,086,233
France (b)	221,971	298,158	316,514
Poland (b)	122,215	19,588	12,382
United Kingdom	104,470	103,523	122,100
All other countries	328,949	306,246	305,863

Total	$1,880,786	$1,803,737	$1,843,092

Long-lived assets (c)
United States	$330,799	$246,118	$230,926
Germany	42,309	34,213	31,006
Singapore	44,315	43,239	37,827
Philippines	18,817	22,658	23,214
Brazil	22,920	18,410	18,773
United Kingdom	23,061	20,878	18,268
All other countries	47,216	52,483	42,150

Total	$529,437	$437,999	$402,164

(a)	Net sales are attributed to countries based on selling location.

(b)

The 2012-to-2013 net sales increase for Poland and net sales decrease for France reflected the 2013 transfer of ownership of the Company’s European polymer intangibles from the Company’s France subsidiary to its Poland subsidiary, which resulted in European polymer sales being recognized in Poland instead of France.

(c)	Includes net property, plant and equipment, goodwill and other intangible assets.

19. Earnings Per Share

Below is the computation of basic and diluted earnings per share for the years ended December 31, 2013, 2012 and 2011. All historical share and per share data reflect the effects of the two-for-one common stock split that was effective December 14, 2012.

(In thousands, except per share amounts)	2013	2012	2011

Computation of Basic Earnings per Share

Net income attributable to Stepan Company	$72,828	$79,396	$71,976
Deduct dividends on preferred stock	43	579	714

Income applicable to common stock	$72,785	$78,817	$71,262

Weighted-average number of shares outstanding	22,621	21,273	20,726

Basic earnings per share	$3.22	$3.71	$3.44

Computation of Diluted Earnings per Share

Net income attributable to Stepan Company	$72,828	$79,396	$71,976

Weighted-average number of shares outstanding	22,621	21,273	20,726

Add weighted-average net shares from assumed exercise of options (under treasury stock method) (1)	215	392	472

Add weighted-average contingently issuable net shares related to performance stock awards (under treasury stock method)	—	12	52

Add weighted-average unvested stock awards (under treasury stock method)	8	6	4

Add weighted-average shares from assumed conversion of convertible preferred stock	80	1,047	1,186

Weighted-average shares applicable to diluted earnings	22,924	22,730	22,440

Diluted earnings per share	$3.18	$3.49	$3.21

(1)

Options to purchase 49,815, 16,444 and 91,449 shares of common stock were not included in the computations of diluted earnings per share for the years ended December 31, 2013, 2012 and 2011, respectively. The options’ exercise prices were greater than the average market price for the common stock and their effect would have been antidilutive.

20. Accumulated Other Comprehensive Income (Loss)

Below is the change in the Company’s accumulated other comprehensive income (loss) (AOCI) balance by component (net of income taxes) for the years ended December 31, 2011, 2012 and 2013:

(In thousands)	Foreign Currency Translation Adjustments	Defined Benefit Pension Plan Adjustments	Cash Flow Hedge Adjustments	Total
Balance at December 31, 2010	$3,485	$(29,084)	$—	$(25,599)

Other comprehensive income before reclassifications	(12,571)	(5,259)	(1)	(17,831)
Amounts reclassified from AOCI	—	1,945	—	1,945

Net current period other comprehensive income	(12,571)	(3,314)	(1)	(15,886)

Balance at December 31, 2011	$(9,086)	$(32,398)	$(1)	$(41,485)

Other comprehensive income before reclassifications	6,200	(5,387)	116	929
Amounts reclassified from AOCI	—	2,287	19	2,306

Net current period other comprehensive income	6,200	(3,100)	135	3,235

Balance at December 31, 2012	$(2,886)	$(35,498)	$134	$(38,250)

Other comprehensive income before reclassifications	(8,085)	13,417	(32)	5,300
Amounts reclassified from AOCI	—	3,409	13	3,422

Net current period other comprehensive income	(8,085)	16,826	(19)	8,722

Balance at December 31, 2013	$(10,971)	$(18,672)	$115	$(29,528)

Information regarding reclassifications out of AOCI for the three years ended December 31, 2013, 2012 and 2011, is displayed below:

Amounts Reclassified from AOCI (a)
(In thousands)	2013	2012	2011	Affected Line Item in Consolidated Statements of Income
Amortization of defined pension items:
Prior service cost	$(19)	$(18)	$(19)
Actuarial loss	(5,410)	(3,632)	(3,067)
Transition obligation	(2)	(18)	(27)

	(5,431)	(3,668)	(3,113)	Total before tax (b)
	2,022	1,381	1,168	Tax (expense) or benefit

	$(3,409)	$(2,287)	$(1,945)	Net of tax

Gains and losses on cash flow hedges:
Interest rate contracts	$(37)	$(27)	$—	Interest, net
Foreign exchange
contracts	10	—	—	Cost of sales

	(27)	(27)	—	Total before tax
	14	8	—	Tax (expense) or benefit

	$(13)	$(19)	$—	Net of tax

Total reclassifications for the period	$(3,422)	$(2,306)	$(1,945)	Net of tax

(a)	Amounts in parentheses denote expense to statement of income.

(b)

This component of accumulated other comprehensive income is included in the computation of net periodic benefit cost (see Note 14 for details regarding net periodic benefit costs for the Company’s U.S. and U.K. defined benefit plans).

21. Business Restructuring

In the fourth quarter of 2013, the Company approved a plan to consolidate a portion of its North American surfactants manufacturing operations (part of the surfactants reportable segment) to reduce costs and increase operating efficiencies. The Company will shut down certain production areas at its Canada manufacturing site, which will result in the elimination of an estimated 20 North American positions. Production of affected products currently manufactured in Canada will be moved to U.S. plants. The restructuring effort is expected to be completed in the third quarter of 2014.

For the three and twelve months ended December 31, 2013, the Company recognized $1,040,000 of one-time severance expenses, which is an estimate of the total termination costs to be incurred as part of the restructuring. Most of the severance payments are expected to be made in the third quarter of 2014. Other restructuring costs are not expected to be material.

In addition to the restructuring costs, the Company reduced the useful lives of the manufacturing assets in the affected areas of the Canada plant. As a result, the Company recognized $296,000 of additional depreciation expense for the three and twelve months ended December 31, 2013. The expense was included in the cost of sales line of the consolidated statement of income. The change in the useful lives of the assets will add about $1,800,000 of depreciation expense in the first half of 2014.

22. Insurance Recovery

The Company received insurance recoveries of $3,730,000 and $1,188,000 in 2013 and 2012, respectively, for business interruption losses resulting from a May 2011 fire that damaged polyol manufacturing equipment at the Company’s plant site in Wesseling, Germany. The insurance recoveries were recorded as reductions of cost of sales in the consolidated statements of income for the years ended December 31, 2013 and 2012, respectively.

23. Purchase of the Remaining Interest in Stepan Philippines, Inc

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

24. Statement of Cash Flows – Noncash Investing and Financing Activities

Noncash financing activities for the years ended December 31, 2013, 2012 and 2011, included the receipt of shares of the Company’s common stock tendered in lieu of cash by employees exercising stock options. The tendered shares, which were owned by employees for more than six months, had values of $92,000 in 2013 (1,562 shares), $8,400,000 in 2012 (176,114 shares) and $1,330,000 in 2011 (33,286 shares) and were recorded as treasury stock. Noncash financing activities for the years ended December 31, 2013, 2012 and 2011 also included the issuance of 48,973 shares, 84,568 shares and 108,104 shares, respectively, of Company common stock (values of $2,999,000, $3,659,000 and $3,836,000, respectively) related to the Company’s performance stock award plan. Noncash investing activities included unpaid liabilities (accounts payable) incurred for fixed asset acquisitions of approximately $11,772,000 in 2013, $10,467,000 in 2012 and $11,723,000 in 2011.

Selected Quarterly Financial Data

(In thousands, except per share data)

Unaudited

	2013
Quarter	First	Second	Third	Fourth	Year
Net Sales	$456,546	$474,445	$475,466	$474,329	$1,880,786
Gross Profit	72,700	73,707	74,341	60,937	281,685
Operating Income	28,294	35,869	31,085	13,905	109,153
Interest, net	(2,179)	(2,329)	(2,987)	(2,863)	(10,358)
Income Before Income Taxes	25,273	32,200	27,847	10,310	95,630
Net Income	18,997	22,654	20,149	10,537	72,337
Net Income Attributable to Stepan Company	19,034	22,742	20,402	10,650	72,828
Per Diluted Share	0.83	0.99	0.89	0.46	3.18

	2012
Quarter	First	Second	Third	Fourth	Year
Net Sales	$465,269	$470,231	$440,978	$427,259	$1,803,737
Gross Profit	76,784	73,396	71,253	70,120	291,553
Operating Income	35,400	34,821	33,891	24,604	128,716
Interest, net	(2,604)	(2,086)	(2,684)	(2,225)	(9,599)
Income Before Income Taxes	32,720	31,518	30,235	21,249	115,722
Net Income	22,364	21,511	20,319	15,493	79,687
Net Income Attributable to Stepan Company	22,302	21,425	20,230	15,439	79,396
Per Diluted Share	0.98	0.94	0.89	0.68	3.49

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  None

Item 9A.	Controls and Procedures

a.	Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures as of the end of the most recent fiscal quarter covered by this Form 10-K, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) were effective as of December 31, 2013.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment we believe that, as of December 31, 2013, the Company’s internal controls over financial reporting were effective based on those criteria.

The Company’s independent registered public accounting firm that audited the financial statements included in this Form 10-K has issued an attestation report on the Company’s internal control over financial reporting. This report follows:

c. Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Stepan Company

Northfield, Illinois

We have audited the internal control over financial reporting of Stepan Company and subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2013 of the Company and our report dated February 26, 2014 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP

Chicago, Illinois
February 26, 2014

d.	Changes in Internal Control Over Financial Reporting

There were no changes in internal controls that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

  None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

(a)	Directors

See Company’s Proxy Statement for Annual Meeting of Stockholders to be held April 29, 2014, for Directors of the Registrant, which is incorporated by reference herein.

(b)	Executive Officers

See Executive Officers of the Registrant in Part I above for the identification of the Executive Officers of the Registrant. See Company’s Proxy Statement for Annual Meeting of Stockholders to be held April 29, 2014, for other information on Executive Officers of the Registrant, which is incorporated by reference herein.

(c)	Audit Committee Financial Expert

See Company’s Proxy Statement for Annual Meeting of Stockholders to be held April 29, 2014, for Audit Committee Financial Expert, which is incorporated by reference herein.

(d)	Code of Conduct

See Company’s Proxy Statement for Annual Meeting of Stockholders to be held April 29, 2014, for Code of Conduct, which is incorporated by reference herein.

Item 11.	Executive Compensation

See Company’s Proxy Statement for Annual Meeting of Stockholders to be held April 29, 2014, for Compensation of Executive Officers and Directors, which is incorporated by reference herein.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

See Company’s Proxy Statement for Annual Meeting of Stockholders to be held April 29, 2014, for Security Ownership, which is incorporated by reference herein.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

See Company’s Proxy Statement for Annual Meeting of Stockholders to be held April 29, 2014, for Transactions with Related Persons, Promoters and Certain Control Persons and for Corporate Governance Principles and Board Matters, which are incorporated by reference herein.

Item 14.	Principal Accounting Fees and Services

See Company’s Proxy Statement for Annual Meeting of Stockholders to be held April 29, 2014, for Accounting and Auditing Matters, which is incorporated by reference herein.

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

STEPAN COMPANY

/s/ Scott D. Beamer
By:	Scott D. Beamer
Vice President and Chief Financial Officer

February 26, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ F. Quinn Stepan F. Quinn Stepan	Chairman and Director	February 26, 2014

/s/ F. Quinn Stepan, Jr. F. Quinn Stepan, Jr.	President, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2014

/s/ Scott D. Beamer Scott D. Beamer	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2014

/s/ Michael R. Boyce Michael R. Boyce	Director	February 26, 2014

/s/ Randall S. Dearth Randall S. Dearth	Director	February 26, 2014

/s/ Joaquin Delgado Joaquin Delgado	Director	February 26, 2014

/s/ Gregory E. Lawton Gregory E. Lawton	Director	February 26, 2014

/s/ Edward J. Wehmer Edward J. Wehmer	Director	February 26, 2014

Scott D. Beamer, pursuant to powers of attorney executed by each of the directors and officers listed above, does hereby execute this report on behalf of each of such directors and officers in the capacity in which the name of each appears above.

February 26, 2014	/s/ Scott D. Beamer
Scott D. Beamer

EXHIBIT INDEX

Exhibit No.	Description

(3)a	Copy of Restated Certificate of Incorporation of Stepan Company, filed October 21, 2013, with the State of Delaware. (Note 33)

(3)b	Copy of Amended and Restated Bylaws of Stepan Company (Amended as of February 8, 2011). (Note 23)

(4)a(1)	Copy of Certificate of Designation, Preferences and Rights of the 5 1/2% Convertible Preferred Stock, without Par Value and the Amended Certificate, dated August 12, 1992 and April 28, 1993. (Note 3)

(4)a(2)	Copy of Issuer Tender Offer Statement on Schedule 13E-4, dated August 13, 1992. (Note 2)

(4)a(3)	Copy of Amendment No. 1 to Schedule 13E-4 (see also (4)a(2) above), dated September 23, 1992. (Note 2)

(4)a(4)	Copy of the Company’s Form 8-A, dated August 13, 1992. (Note 2)

(10)a	Copy of Stepan Company Directors’ Deferred Compensation Plan amended and restated as of January 1, 2005. (Note 14)

(10)a(1)	Copy of the First Amendment of the Stepan Company Directors’ Deferred Compensation Plan. (Note 17)

(10)b	Copy of Management Incentive Plan (As Amended and Restated Effective January 1, 2010) (Note 19)

(10)c	Copy of Leveraged Employee Stock Ownership Plan. (Note 1)

(10)d	Copy of the Company’s 2000 Stock Option Plan. (Note 4)

(10)d(1)	Copy of the Amendment to Stepan Company 2000 Stock Option Plan. (Note 8)

(10)d(2)	Copy of Form of Incentive Stock Option Agreement under Stepan Company 2000 Option Plan. (Note 8)

(10)d(3)	Copy of Form of Non-Qualified Stock Option Agreement under Stepan Company 2000 Option Plan. (Note 8)

(10)d(4)	Copy of Form of Restricted Stock Agreement under 2000 Option Plan. (Note 11)

(10)d(5)	Copy of the First Amendment of the Stepan Company 2000 Stock Option Plan. (Note 17)

Exhibit No.	Description

(10)d(6)	Copy of the Second Amendment of the Stepan Company 2000 Stock Option Plan. (Note 31)

(10)d(7)	Copy of the Third Amendment of the Stepan Company 2000 Stock Option Plan. (Note 29)

(10)e

Copy of Settlement Agreement, which provided information with respect to the Company’s agreement with the United States regarding environmental remediation work to be completed at Stepan’s site in Maywood, New Jersey. (Note 7)

(10)f	Copy of Stepan Company 2006 Incentive Compensation Plan. (Note 12)

(10)f(1)	Copy of Form of Non-Employee Director Non-Qualified Stock Option Agreement under Stepan Company 2006 Incentive Compensation Plan. (Note 13)

(10)f(2)	Copy of Form of Incentive Stock Option Agreement under Stepan Company 2006 Incentive Compensation Plan. (Note 15)

(10)f(3)	Copy of Form of Non-Qualified Stock Option Agreement under Stepan Company 2006 Incentive Compensation Plan. (Note 15)

(10)f(4)	Copy of Form of Restricted Stock Agreement under Stepan Company 2006 Incentive Compensation Plan. (Note 15)

(10)f(5)	Copy of the First Amendment of the Stepan Company 2006 Incentive Compensation Plan. (Note 17)

(10)f(6)	Copy of the Second Amendment of the Stepan Company 2006 Incentive Compensation Plan. (Note 18)

(10)f(7)	Copy of the Third Amendment of the Stepan Company 2006 Incentive Compensation Plan. (Note 18)

(10)f(8)	Copy of the Fourth Amendment of the Stepan Company 2006 Incentive Compensation Plan. (Note 18)

(10)f(9)	Copy of the Fifth Amendment of the Stepan Company 2006 Incentive Compensation Plan. (Note 29)

(10)g	Copy of Stepan Company 2011 Incentive Compensation Plan. (Note 24)

(10)g(1)	Copy of Form of Non-Qualified Stock Option Agreement under the Stepan Company 2011 Incentive Compensation Plan. (Note 25)

Exhibit No.	Description

(10)g(2)	Copy of Form of Incentive Stock Option Agreement under the Stepan Company 2011 Incentive Compensation Plan. (Note 25)

(10)g(3)	Copy of Form of Performance Grant Agreement under the Stepan Company 2011 Incentive Compensation Plan. (Note 25)

(10)g(4)	Copy of Form of Non-Employee Director Non-Qualified Stock Option Agreement under the Stepan Company 2011 Incentive Compensation Plan. (Note 25)

(10)g(5)	Copy of Form of Stock Appreciation Rights Agreement under the Stepan Company 2011 Incentive Compensation Plan. (Note 28)

(10)g(6)	Copy of Form of Stock Awards Agreement under the Stepan Company 2011 Incentive Compensation Plan. (Note 33)

(10)h	Copy of the Performance Award Deferred Compensation Plan (Effective January 1, 2008). (Note 16)

(10)i

Copy of Note Purchase Agreement, dated as of September 1, 2002, regarding 6.86% Senior Notes due September 1, 2015, with The Northwestern Mutual Life Insurance Company, Thrivent Financial for Lutherans, Connecticut General Life Insurance Company and MONY Life Insurance Company. (Note 5)

(10)j	Copy of First Amendment, dated as of February 27, 2004, to Amended 1993 Note Agreement, Amended 1995 Note Agreement, Amended 1998 Note Agreement and 2002 Note Purchase Agreement. (Note 6)

(10)j(1)	Copy of Second Amendment, dated as of May 3, 2004, to Amended 1993 Note Agreement, Amended 1995 Note Agreement, Amended 1998 Note Agreement and 2002 Note Purchase Agreement. (Note 9)

(10)j(2)	Copy of Third Amendment, dated as of December 28, 2010, to Amended 1998 Note Agreement and 2002 Note Purchase Agreement. (Note 22)

(10)k

Copy of Note Purchase Agreement, dated as of September 29, 2005, regarding 5.69% Senior Notes due November 1, 2018, with Connecticut General Life Insurance Company, Life Insurance Company of North America, MONY Life Insurance Company, AXA Equitable Life Insurance Company and Horizon Blue Cross Blue Shield of New Jersey. (Note 10)

Exhibit No.	Description

(10)k(1)

Copy of First Supplement to Note Purchase Agreement (September 29, 2005), dated as of June 1, 2010, regarding 5.88% Senior Notes due June 1, 2022, with The Prudential Insurance Company of America, Prudential Retirement Insurance and Annuity Company, Forethought Life Insurance Company, AXA Equitable Life Insurance Company, Connecticut General Life Insurance Company and Life Insurance Company of North America. (Note 20)

(10)k(2)	Copy of First Amendment, dated as of October 25, 2011, to Note Purchase Agreement dated as of September 29, 2005. (Note 26)

(10)k(3)	Copy of Second Supplement to Note Purchase Agreement (September 29, 2005), dated as of November 1, 2011, regarding 4.86% Senior Notes due November 1, 2023. (Note 27)

(10)l	Copy of Credit Agreement, dated as of August 27, 2010, with JP Morgan Chase Bank, N.A., Bank of America, N.A. and The Northern Trust Company. (Note 21)

(10)m	Copy of the Credit Agreement, dated as of September 20 , 2012, with JP Morgan Chase Bank, N.A. as Administrative Agent. (Note 30)

(10)n	Copy of Note Purchase Agreement, dated as of June 27, 2013, regarding 3.86% Senior Notes due June 27, 2025. (Note 32)

(10)o	Copy of Guarantee, dated as of June 27, 2013, for the benefit of the holders of the 3.86% Senior Notes due June 27, 2025 (Note 32).

(21)	Subsidiaries of Registrant at December 31, 2013.

(23)	Consent of Independent Registered Public Accounting Firm.

(24)	Power of Attorney.

(31.1)	Certification of President and Chief Executive Officer.

(31.2)	Certification of Vice President and Chief Financial Officer (Principal Financial Officer).

(32)

Certification of President and Chief Executive Officer (Principal Executive Officer) and Vice President and Chief Financial Officer (Principal Financial Officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101.INS)	XBRL Instance Document

Exhibit No.	Description

(101.SCH)	XBRL Taxonomy Extension Schema Document

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document

(101.DEF)	XBRL Taxonomy Extension Definition Document

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document

Notes to Exhibit Index

Note No.

1.	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1989 (File No. 1-4462), and incorporated herein by reference.

2.	Filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1992 (File No. 1-4462), and incorporated herein by reference.

3.	Filed with the Company’s Current Report on Form 8-K filed on April 28, 1993 (File No. 1- 4462), and incorporated herein by reference.

4.	Filed with the Company’s Proxy Statement on Schedule 14A filed on March 30, 2000 (File No. 1-4462), and incorporated herein by reference.

5.	Filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 1-4462), and incorporated herein by reference.

6.	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-4462), and incorporated herein by reference.

7.	Filed with the Company’s Current Report on Form 8-K filed on November 18, 2004 (File No. 1-4462), and incorporated herein by reference.

8.	Filed with the Company’s Current Report on Form 8-K filed on December 23, 2004 (File No. 1-4462), and incorporated herein by reference.

9.	Filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 1-4462), and incorporated herein by reference.

10.	Filed with the Company’s Current Report on Form 8-K filed on October 3, 2005 (File No. 1-4462), and incorporated herein by reference.

11.	Filed with the Company’s Current Report on Form 8-K filed on February 21, 2006 (File No. 1-4462), and incorporated herein by reference.

12.	Filed with the Company’s Proxy Statement on Schedule 14A filed on March 23, 2006 (File No. 1-4462), and incorporated herein by reference.

13.	Filed with the Company’s Current Report on Form 8-K filed on April 27, 2006 (File No. 1- 4462), and incorporated herein by reference.

14.	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-4462), and incorporated herein by reference.

Note No.

15.	Filed with the Company’s Current Report on Form 8-K filed on February 16, 2007 (File No.1-4462), and incorporated herein by reference.

16.	Filed with the Company’s Current Report on Form 8-K filed on October 24, 2008 (File No. 1-4462), and incorporated herein by reference.

17.	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No.1-4462), and incorporated herein by reference.

18.	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, and incorporated herein by reference.

19.	Filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, and incorporated herein by reference.

20.	Filed with the Company’s Current Report on Form 8-K filed on June 3, 2010, and incorporated herein by reference.

21.	Filed with the Company’s Current Report on Form 8-K filed on September 2, 2010, and incorporated herein by reference

22.	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, and incorporated herein by reference.

23.	Filed with the Company’s Current Report on Form 8-K filed on February 14, 2011, and incorporated herein by reference.

24.	Filed with the Company’s Definitive Proxy Statement on Schedule 14A filed on March 31, 2011, and incorporated herein by reference.

25.	Filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, and incorporated herein by reference.

26.	Filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, and incorporated herein by reference.

27.	Filed with the Company’s Current Report on Form 8-K filed on November 4, 2011, and incorporated herein by reference.

28.	Filed with the Company’s Current Report on Form 8-K filed on February 16, 2012, and incorporated herein by reference.

29.	Filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, and incorporated herein by reference.

Note No.

30.	Filed with the Company’s Current Report on Form 8-K filed on September 25, 2012, and incorporated herein by reference.

31.	Filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, and incorporated herein by reference.

32.	Filed with the Company’s Current Report on Form 8-K filed on July 3, 2013, and incorporated herein by reference.

33.	Filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, and incorporated herein by reference.