Form 10-Q
period 2014-03-31
STEPAN CO
filed 2014-04-30
CIK 94049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 29, 2014
Common Stock, $1 par value	22,365,961 Shares

Part I FINANCIAL INFORMATION

Item 1 — Financial Statements

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Unaudited

(In thousands, except per share amounts)	Three Months Ended March 31
	2014	2013
Net Sales	$477,442	$456,546
Cost of Sales	414,418	383,846

Gross Profit	63,024	72,700
Operating Expenses:
Selling	14,146	13,728
Administrative	14,431	19,351
Research, development and technical services	11,924	11,327

	40,501	44,406

Operating Income	22,523	28,294
Other Income (Expense):
Interest, net	(2,957)	(2,179)
Loss from equity in joint ventures	(1,451)	(1,413)
Other, net (Note 13)	(26)	571

	(4,434)	(3,021)

Income Before Provision for Income Taxes	18,089	25,273
Provision for Income Taxes	5,081	6,276

Net Income	13,008	18,997

Net Loss Attributable to Noncontrolling Interests (Note 2)	10	37

Net Income Attributable to Stepan Company	$13,018	$19,034

Net Income Per Common Share Attributable to Stepan Company (Note 9):
Basic	$0.57	$0.85

Diluted	$0.57	$0.83

Shares Used to Compute Net Income Per Common Share Attributable to Stepan Company (Note 9):

Basic	22,773	22,464

Diluted	22,964	22,887

Dividends Declared Per Common Share	$0.17	$0.16

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited

(In thousands)	Three Months Ended March 31
	2014	2013
Net income	$13,008	$18,997
Other comprehensive income (loss):
Foreign currency translation adjustments (Note 10)	94	(4,416)
Pension liability adjustment, net of tax (Note 10)	410	863
Derivative instrument activity, net of tax (Note 10)	3	(12)

Other comprehensive income (loss)	507	(3,565)

Comprehensive income	13,515	15,432
Comprehensive loss attributable to noncontrolling interests (Note 2)	33	35

Comprehensive income attributable to Stepan Company	$13,548	$15,467

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(In thousands)	March 31, 2014	December 31, 2013
Assets
Current Assets:
Cash and cash equivalents	$96,720	$133,347
Receivables, net	296,279	265,721
Inventories (Note 6)	185,637	172,368
Deferred income taxes	12,070	12,637
Other current assets	22,779	24,477

Total current assets	613,485	608,550

Property, Plant and Equipment:
Cost	1,331,639	1,316,499
Less: accumulated depreciation	836,516	822,457

Property, plant and equipment, net	495,123	494,042

Goodwill, net	11,694	11,726
Other intangible assets, net	22,950	23,669
Long-term investments (Note 3)	18,992	18,305
Other non-current assets	12,289	10,910

Total assets	$1,174,533	$1,167,202

Liabilities and Equity
Current Liabilities:
Current maturities of long-term debt (Note 12)	$35,074	$35,377
Accounts payable	167,845	157,277
Accrued liabilities	66,243	76,339

Total current liabilities	269,162	268,993

Deferred income taxes	18,935	20,616

Long-term debt, less current maturities (Note 12)	234,565	235,246

Other non-current liabilities	87,576	88,606

Commitments and Contingencies (Note 7)
Equity:
Common stock, $1 par value; authorized 30,000,000 shares; issued 25,601,713 shares in 2014 and 25,563,909 shares in 2013	25,602	25,564
Additional paid-in capital	136,994	135,693
Accumulated other comprehensive loss (Note 10)	(28,998)	(29,528)
Retained earnings	488,044	478,826
Less: Common treasury stock, at cost, 3,238,321 shares in 2014 and 3,231,289 shares in 2013	(58,769)	(58,269)

Total Stepan Company stockholders’ equity	562,873	552,286

Noncontrolling interests (Note 2)	1,422	1,455

Total equity	564,295	553,741

Total liabilities and equity	$1,174,533	$1,167,202

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(In thousands)	Three Months Ended March 31
	2014	2013
Cash Flows From Operating Activities
Net income	$13,008	$18,997
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,098	13,419
Deferred compensation	(248)	4,933
Realized and unrealized gain on long-term investments	(23)	(898)
Stock-based compensation	226	(219)
Deferred income taxes	(1,851)	(2,524)
Other non-cash items	1,573	1,708
Changes in assets and liabilities:
Receivables, net	(30,013)	(31,815)
Inventories	(13,245)	(16,488)
Other current assets	646	(1,097)
Accounts payable and accrued liabilities	6,291	5,460
Pension liabilities	(466)	456
Environmental and legal liabilities	(357)	(28)
Deferred revenues	(183)	(101)
Excess tax benefit from stock options and awards	(414)	(1,705)

Net Cash Used In Operating Activities	(8,958)	(9,902)

Cash Flows From Investing Activities
Expenditures for property, plant and equipment	(20,503)	(20,980)
Sale of mutual funds	738	390
Other, net	(3,362)	(2,322)

Net Cash Used In Investing Activities	(23,127)	(22,912)

Cash Flows From Financing Activities
Revolving debt and bank overdrafts, net	(311)	17,542
Other debt repayments	(688)	(5,190)
Dividends paid	(3,800)	(3,542)
Company stock repurchased	(430)	—
Stock option exercises	904	1,875
Excess tax benefit from stock options and awards	414	1,705
Other, net	(100)	(1,059)

Net Cash Provided By (Used In) Financing Activities	(4,011)	11,331

Effect of Exchange Rate Changes on Cash	(531)	(622)

Net Decrease in Cash and Cash Equivalents	(36,627)	(22,105)
Cash and Cash Equivalents at Beginning of Period	133,347	76,875

Cash and Cash Equivalents at End of Period	$96,720	$54,770

Supplemental Cash Flow Information
Cash payments of income taxes, net of refunds	$2,790	$2,999

Cash payments of interest	$463	$652

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

Unaudited

1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements included herein have been prepared by Stepan Company (Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate and make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company’s financial position as of March 31, 2014, and its results of operations and cash flows for the three months ended March 31, 2014 and 2013, have been included. These financial statements and related footnotes should be read in conjunction with the financial statements and related footnotes included in the Company’s 2013 Form 10-K.

2.	RECONCILIATIONS OF EQUITY

Below are reconciliations of total equity, Company equity and equity attributable to noncontrolling interests for the three months ended March 31, 2014 and 2013:

(In thousands)	Total Equity	Stepan Company Equity	Noncontrolling Interest Equity (3)
Balance at January 1, 2014	$553,741	$552,286	$1,455
Net income	13,008	13,018	(10)
Dividends	(3,800)	(3,800)	—
Common stock purchases (1)	(531)	(531)	—
Stock option exercises	904	904	—
Defined benefit pension adjustments, net of tax	410	410	—
Translation adjustments	94	117	(23)
Derivative instrument activity, net of tax	3	3	—
Other (2)	466	466	—

Balance at March 31, 2014	$564,295	$562,873	$1,422

(In thousands)	Total Equity	Stepan Company Equity	Noncontrolling Interest Equity (3)
Balance at January 1, 2013	$480,880	$478,985	$1,895
Net income	18,997	19,034	(37)
Dividends	(3,542)	(3,542)	—
Common stock purchases (1)	(1,059)	(1,059)	—
Stock option exercises	1,875	1,875	—
Defined benefit pension adjustments, net of tax	863	863	—
Translation adjustments	(4,416)	(4,418)	2
Derivative instrument activity, net of tax	(12)	(12)	—
Other (2)	1,303	1,303	—

Balance at March 31, 2013	$494,889	$493,029	$1,860

(1)	Includes the value of Company shares purchased in the open market and the value of Company common shares tendered by employees to settle minimum statutory withholding taxes related to the receipt of performance awards and deferred compensation distributions.
(2)	Primarily comprised of activity related to stock-based compensation, deferred compensation and excess tax benefits.
(3)	Consists entirely of noncontrolling interest in the Company’s China joint venture.

3.	FAIR VALUE MEASUREMENTS

The following describe the financial instruments held by the Company at March 31, 2014, and December 31, 2013, and the methods and assumptions used to estimate the instruments’ fair values:

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

Long-term investments

Long-term investments are the mutual fund assets the Company holds to fund a portion of its deferred compensation liabilities and all of its non-qualified supplemental executive defined contribution obligations (see the defined contribution plans section of Note 9). Fair value and carrying value were the same because the mutual fund assets were recorded at fair value in accordance with the fair value option rules established by the Financial Accounting Standards Board (FASB). Fair values for the mutual funds were calculated using the published market price per unit at the reporting date multiplied by the number of units held at the reporting date. See the table that follows the financial instrument descriptions for the reported fair value of long-term investments.

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

At March 31, 2014, and December 31, 2013, the fair value of debt and the related carrying values, including current maturities, were as follows:

(In thousands)	March 31, 2014	December 31, 2013
Fair value	$278,231	$276,069
Carrying value	269,639	270,623

The following tables present financial assets and liabilities measured on a recurring basis at fair value as of March 31, 2014, and December 31, 2013, and the level within the fair value hierarchy in which the fair value measurements fall:

(In thousands)	March 2014	Level 1	Level 2	Level 3
Mutual fund assets	$18,992	$18,992	$—	$—
Derivative assets:
Foreign currency contracts	41	—	41	—

Total assets at fair value	$19,033	$18,992	$41	$—

Derivative liabilities:
Foreign currency contracts	$79	$—	$79	$—
Interest rate contracts	13	—	13	—

Total liabilities at fair value	$92	$—	$92	$—

(In thousands)	December 2013	Level 1	Level 2	Level 3
Mutual fund assets	$18,305	$18,305	$—	$—
Derivative assets:
Foreign currency contracts	74	—	74	—

Total assets at fair value	$18,379	$18,305	$74	$—

Derivative liabilities :
Foreign currency contracts	$165	$—	$165	$—
Interest rate contracts	20	—	20	—

Total liabilities at fair value	$185	$—	$185	$—

4.	DERIVATIVE INSTRUMENTS

The Company is exposed to certain risks relating to its ongoing business operations. The primary risk managed by the use of derivative instruments is foreign currency exchange risk. The Company holds forward foreign currency exchange contracts that are not designated as any type of accounting hedge as defined by U.S. generally accepted accounting principles. The Company uses these contracts to manage its exposure to exchange rate fluctuations on certain Company subsidiary accounts receivable, accounts payable and other obligation balances that are denominated in currencies other than the entities’ functional currencies. The forward foreign exchange contracts are recognized on the balance sheet as either an asset or a liability measured at fair value. Gains and losses arising from recording the foreign exchange contracts at fair value are reported in earnings as offsets to the losses and gains reported in earnings arising from the re-measurement of the receivable and payable balances into the applicable functional currencies. At March 31, 2014, and December 31, 2013, the Company had open forward foreign currency exchange contracts, with settlement dates of about one month, to buy or sell foreign currencies with U.S. dollar equivalent amounts of $18,355,000 and $20,289,000, respectively.

The Company is exposed to volatility in short-term interest rates and mitigates certain portions of that risk by using interest rate swaps. The interest rate swaps are recognized on the balance sheet as either an asset or a liability measured at fair value. The Company held interest rate swap contracts with notional values of $2,066,000 at March 31, 2014, and $2,268,000 at December 31, 2013, which were designated as cash flow hedges. Period-to-period changes in the fair value of interest rate swap contracts are recognized as gains or losses in other comprehensive income, to the extent effective. As each interest rate swap hedge contract is settled, the corresponding gain or loss is reclassified out of accumulated other comprehensive income (AOCI) into earnings in that settlement period. The latest date through which the Company expects to hedge its exposure to the volatility of short-term interest rates is September 30, 2015.

The fair values of the derivative instruments held by the Company on March 31, 2014, and December 31, 2013, and derivative instrument gains and losses for the three month periods ending March 31, 2014 and 2013, were immaterial. For amounts reclassified out of AOCI into earnings for the three month periods ended March 31, 2014 and 2013, see Note 10.

5.	STOCK-BASED COMPENSATION

On March 31, 2014, the Company had stock options outstanding under its 2000 Stock Option Plan, stock options and stock awards outstanding under its 2006 Incentive Compensation Plan and stock options, stock awards and stock appreciation rights (SARs) outstanding under its 2011 Incentive Compensation Plan.

Compensation expense/(income) recorded for all stock options, stock awards and SARs was as follows:

(In thousands)
Three Months Ended March 31
2014	2013
$226	$(219)

During the first quarters of 2014 and 2013, management assessed that the profitability performance targets on which the compensation expenses for stock awards vesting on December 31, 2014 and 2013, were based would not be achieved. For 2014, the resulting expense adjustment lowered the overall stock-based compensation expenses. For 2013, the resulting expense adjustment led to stock-based compensation income.

Unrecognized compensation costs for stock options, stock awards and SARs were as follows:

(In thousands)	March 31, 2014	December 31, 2013
Stock options	$1,614	$756
Stock awards	3,806	2,086
SARs	3,452	1,365

The increases in unrecognized compensation costs for stock options, stock awards and SARs reflected the first quarter 2014 grants of:

Shares
Stock options	50,178
Stock awards	42,494
SARs	107,850

The unrecognized compensation costs at March 31, 2014, are expected to be recognized over weighted-average periods of 1.6 years, 2.3 years and 1.6 years for stock options, stock awards and SARs, respectively.

6.	INVENTORIES

The composition of inventories was as follows:

(In thousands)	March 31, 2014	December 31, 2013
Finished products	$125,095	$123,212
Raw materials	60,542	49,156

Total inventories	$185,637	$172,368

Inventories are priced primarily using the last-in, first-out inventory valuation method. If the first-in, first-out inventory valuation method had been used for all inventories, inventory balances would have been approximately $32,644,000 and $30,786,000 higher than reported at March 31, 2014, and December 31, 2013, respectively.

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

As of March 31, 2014, the Company estimated a range of possible environmental and legal losses of $10.2 million to $29.0 million. At March 31, 2014, and December 31, 2013, the Company’s accrued liability for such losses, which represented the Company’s best estimate within the estimated range of possible environmental and legal losses, was $15.2 million and $14.7 million, respectively. During the first three months of 2014 cash outlays related to legal and environmental matters approximated $0.3 million compared to $0.6 million in the first three months of 2013.

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

Following are summaries of the material contingencies at March 31, 2014:

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

Wilmington Site

The Company is currently contractually obligated to contribute to the response costs associated with the Company’s formerly-owned site at 51 Eames Street, Wilmington, Massachusetts. Remediation at this site is being managed by its current owner to whom the Company sold the property in 1980. Under the agreement, once total site remediation costs exceed certain levels, the Company is obligated to contribute up to five percent of future response costs associated with this site with no limitation on the ultimate amount of contributions. To date, the Company has paid the current owner $2.2 million for the Company’s portion of environmental response costs through the fourth quarter of 2013 (the current owner of the site bills the Company one calendar quarter in arrears). The Company has recorded a liability for its portion of the estimated remediation costs for the site. Depending on the ultimate cost of the remediation at this site, the amount for which the Company is liable could differ from the current estimates.

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

Unclaimed Property Examination

The Company is undergoing an unclaimed property examination by Delaware (the Company’s state of incorporation) and seven other states for the period covering 1981 through 2010. The types of unclaimed property under examination include certain un-cashed payroll and accounts payable checks and certain accounts receivable credits. Generally, unclaimed property must be reported and remitted to the state of the rightful owner. In cases where the rightful owner cannot be identified, the property must be reported and remitted to the unclaimed property holder’s state of incorporation. The audit could result in additional liabilities being assessed against the Company. However, because the examination is in its early stages, the Company’s liability, if any, is currently not determinable.

8.	POSTRETIREMENT BENEFIT PLANS

Defined Benefit Pension Plans

The Company sponsors various funded qualified and unfunded non-qualified defined benefit pension plans, the most significant of which cover employees in the U.S. and U.K. locations. The U.S. and U.K. defined benefit pension plans are frozen and service benefits are no longer being accrued.

Components of Net Periodic Benefit Cost

	UNITED STATES		UNITED KINGDOM
	Three Months Ended March 31		Three Months Ended March 31
(In thousands)	2014	2013	2014	2013
Interest cost	$1,723	$1,607	$243	$223
Expected return on plan assets	(2,378)	(2,202)	(328)	(234)
Amortization of net actuarial loss	662	1,306	—	71

Net periodic benefit cost (income)	$7	$711	$(85)	$60

Employer Contributions

U.S. Plans

The Company expects to contribute approximately $1,420,000 to its funded U.S. qualified defined benefit pension plans in 2014 and to pay $185,000 related to its unfunded unqualified plans. As of March 31, 2014, no contributions had been made to the qualified plans and $138,000 had been paid related to the non-qualified plans.

U.K. Plan

The Company’s United Kingdom subsidiary expects to contribute approximately $1,005,000 to its defined benefit pension plan in 2014. As of March 31, 2014, $302,000 had been contributed to the plan.

Defined Contribution Plans

The Company sponsors retirement savings defined contribution plans that cover U.S. and U.K. employees. The Company also sponsors a qualified profit sharing plan for its U.S. employees. The retirement savings and profit sharing defined contribution plans include a qualified plan and a non-qualified supplemental executive plan.

Defined contribution plan expenses for the Company’s retirement savings and profit sharing plans were as follows:

	Three Months Ended March 31
(In thousands)	2014	2013
Retirement savings plans	$1,131	$1,077
Profit sharing plan	764	1,325

Total defined contribution expense	$1,895	$2,402

The Company funds the obligations of its non-qualified supplemental executive defined contribution plans (supplemental plans) through a rabbi trust. The trust comprises various mutual fund investments selected by the participants of the supplemental plans. In accordance with the accounting guidance for rabbi trust arrangements, the assets of the trust and the obligations of the supplemental plans are reported on the Company’s consolidated balance sheets. The Company elected the fair value option for the mutual fund investment assets so that offsetting changes in the mutual fund values and defined contribution plan obligations would be recorded in earnings in the same period. Therefore, the mutual funds are reported at fair value with any subsequent changes in fair value recorded in the statements of income. The liabilities related to the supplemental plans increase (i.e., supplemental plan expense is recognized) when the value of the trust assets appreciates and decrease when the value of the trust assets declines (i.e., supplemental plan income is recognized). At March 31, 2014, the balance of the trust assets was $1,928,000, which equaled the balance of the supplemental plan liabilities (see the long-term investments section in Note 3 for further information regarding the Company’s mutual fund assets).

9.	EARNINGS PER SHARE

Below are the computations of basic and diluted earnings per share for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31
(In thousands, except per share amounts)	2014	2013
Computation of Basic Earnings per Share
Net income attributable to Stepan Company	$13,018	$19,034
Deduct dividends on preferred stock (1)	—	21

Income applicable to common stock	$13,018	$19,013
Weighted-average number of shares outstanding	22,773	22,464

Basic earnings per share	$0.57	$0.85

Computation of Diluted Earnings per Share
Net income attributable to Stepan Company	$13,018	$19,034
Weighted-average number of shares outstanding	22,773	22,464
Add weighted-average net shares issuable from assumed exercise of options (under treasury stock method) (2)	182	275
Add weighted-average net shares related to unvested stock awards (under treasury stock method)	9	7
Add weighted-average shares issuable from assumed conversion of convertible preferred stock (1)	—	141

Weighted-average shares applicable to diluted earnings	22,964	22,887

Diluted earnings per share	$0.57	$0.83

(1)	On August 9, 2013, the Company redeemed the remaining outstanding shares of its 5 1⁄2 percent convertible preferred stock.
(2)	Options to purchase 47,639 and 49,776 shares of Company common stock were excluded from the computation of diluted earnings per share for the three months ended March 31, 2014 and March 31, 2013, respectively. The options’ exercise prices were greater than the average market price for the common stock and their effect would have been antidilutive.

10.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in the Company’s accumulated other comprehensive income (loss) (AOCI) by component (net of income taxes) for the three month periods ended March 31, 2014 and 2013, are presented below:

(In thousands)	Foreign Currency Translation Adjustments	Defined Benefit Pension Plan Adjustments	Cash Flow Hedge Adjustments	Total
Balance at December 31, 2012	$(2,886)	$(35,498)	$134	$(38,250)
Other comprehensive income before reclassifications	(4,418)	—	(21)	(4,439)
Amounts reclassified from AOCI	—	863	9	872

Net current-period other comprehensive income	(4,418)	863	(12)	(3,567)

Balance at March 31, 2013	$(7,304)	$(34,635)	$122	$(41,817)

Balance at December 31, 2013	$(10,971)	$(18,672)	$115	$(29,528)
Other comprehensive income before reclassifications	117	—	—	117
Amounts reclassified from AOCI	—	410	3	413

Net current-period other comprehensive income	117	410	3	530

Balance at March 31, 2014	$(10,854)	$(18,262)	$118	$(28,998)

Information regarding the reclassifications out of AOCI for the three month periods ended March 31, 2014 and 2013, is displayed below:

(In thousands)	Amount Reclassified from AOCI (a)		Affected Line Item in Consolidated Statements
AOCI Components	2014	2013	of Income
Amortization of defined benefit pension actuarial losses	$(662)	$(1,377)	(b)
	252	514	Tax benefit

	$(410)	$(863)	Net of tax

Gains and losses on cash flow hedges:
Interest rate contracts	$(7)	$(10)	Interest, net
Foreign exchange contracts	2	(3)	Cost of sales

	(5)	(13)	Total before tax
	2	4	Tax benefit

	$(3)	$(9)	Net of tax

Total reclassifications for the period	$(413)	$(872)	Net of tax

(a)	Amounts in parentheses denote expense to statement of income.
(b)	This component of accumulated other comprehensive income is included in the computation of net periodic benefit cost (see Note 8 for additional details).

11.	SEGMENT REPORTING

The Company has three reportable segments: surfactants, polymers and specialty products. Segment operating results for the three months ended March 31, 2014 and 2013, are summarized below:

(In thousands)	Surfactants	Polymers	Specialty Products	Segment Totals
For the three months ended March 31, 2014
Net sales	$335,710	$119,107	$22,625	$477,442
Operating income	18,338	10,826	4,021	33,185
For the three months ended March 31, 2013
Net sales	$339,973	$95,998	$20,575	$456,546
Operating income	29,652	10,764	2,832	43,248

Below are reconciliations of segment operating income to consolidated income before income taxes:

	Three Months Ended March 31
(In thousands)	2014	2013
Operating income segment totals	$33,185	$43,248
Unallocated corporate expenses (a)	(10,662)	(14,954)

Total operating income	22,523	28,294
Interest expense, net	(2,957)	(2,179)
Loss from equity in joint ventures	(1,451)	(1,413)
Other, net	(26)	571

Consolidated income before income taxes	$18,089	$25,273

(a)	Unallocated corporate expenses primarily comprise corporate administrative expenses (e.g., corporate finance, legal, human resources, information systems and deferred compensation) that are not included in segment operating income and not used to evaluate segment performance.

12.	DEBT

At March 31, 2014, and December 31, 2013, debt comprised the following:

(In thousands)	Maturity Dates	March 31, 2014	December 31, 2013
Unsecured private placement notes
3.86%	2019-2025	$100,000	$100,000
4.86%	2017-2023	65,000	65,000
5.88%	2016-2022	40,000	40,000
5.69%	2014-2018	28,571	28,571
6.86%	2014-2015	8,570	8,570
Debt of foreign subsidiaries
Secured bank term loans, foreign currency	2014-2016	5,165	5,843
Unsecured bank debt, U.S. dollars	2014	702	998
Other loans, foreign currency	2014-2015	21,631	21,641

Total debt		$269,639	$270,623
Less current maturities		35,074	35,377

Long-term debt		$234,565	$235,246

The Company has a committed $125,000,000 multi-currency revolving credit agreement that expires in September 2017. The Company maintains standby letters of credit under its workers’ compensation insurance agreements and for other purposes, as needed from time to time, which are issued under the revolving credit agreement. As of March 31, 2014, the Company had outstanding letters of credit totaling $2,977,000 and no outstanding debt under this agreement. There was $122,023,000 available under the revolving credit agreement as of March 31, 2014.

The various loan agreements contain provisions which, among others, require maintenance of certain financial ratios and place limitations on additional debt, investments and payment of dividends. Based on the loan agreement provisions that place limitations on dividend payments, unrestricted retained earnings (i.e., retained earnings available for dividend distribution) were $159,653,000 and $148,467,000 at March 31, 2014 and December 31, 2013, respectively.

13.	OTHER, NET

Other, net in the consolidated statements of income included the following:

	Three Months Ended March 31
(In thousands)	2014	2013
Foreign exchange loss	$(205)	$(411)
Investment income	156	84
Realized and unrealized gain on investments	23	898

Other, net	$(26)	$571

14.	BUSINESS RESTRUCTURING

In the fourth quarter of 2013, the Company recorded a $1,040,000 restructuring charge related to an approved plan to reduce future costs and increase operating efficiencies by consolidating a portion of its North American surfactants manufacturing operations (part of the surfactants reportable segment). The Company plans to shut down certain production areas at its Canadian manufacturing site, which will result in the elimination of an estimated 20 North American positions. Production of affected products currently manufactured in Canada will be moved to U.S. plants. The restructuring effort is expected to be completed in the third quarter of 2014. Below is a reconciliation of the beginning and ending balances of the restructuring liability:

(In thousands)	Severance Expense
Restructuring liability at December 31, 2013	$1,040
Amounts paid	(288)

Restructuring liability at March 31, 2014	$752

Most of the severance payments are expected to be made in the third quarter of 2014. Other restructuring costs for this approved plan are not expected to be material.

In connection with the planned business restructuring, the Company reduced the useful lives of the manufacturing assets in the affected areas of the Canadian plant. The effect of the change in the useful lives of the assets was accelerated depreciation expenses of $296,000 in 2013 and $907,000 for the three months ended March 31, 2014. In addition, the Company expects to record approximately $900,000 of accelerated depreciation expense in the second quarter ending June 30, 2014. The depreciation expense was included in the cost of sales line of the consolidated statement of income.

15.	ACQUISITION

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

The total acquisition purchase price was $68,212,000 cash, of which $61,067,000 was paid at closing and $7,145,000 primarily for inventory was paid over a three-month period (June 2013 through August 2013) pursuant to a transition services agreement with BMS. The acquisition was originally funded through the Company’s committed revolving credit agreement. Subsequent to closing on the acquisition, the Company completed a $100,000,000 private placement loan, which was used in part to finance the acquisition (see Note 7).

The acquisition was accounted for as a business combination and, accordingly, the assets acquired and liabilities assumed as part of the acquisition were measured and recorded at their estimated fair values. The following table summarizes the assets acquired and liabilities assumed:

(In thousands)	June 1, 2013
Assets:
Inventory	$9,002
Property, plant and equipment	37,000
Identifiable intangible assets	17,800
Goodwill	4,642

Total assets acquired	$68,444

Liabilities:
Accrued expenses	232

Net assets acquired	$68,212

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

The following is first quarter 2013 pro forma financial information prepared under the assumption that the acquisition of the BMS North American polyester resins business occurred on January 1, 2012.

Pro Forma Financial Information

Unaudited

(In thousands, except per share amounts)	Three Months Ended March 31, 2013
Net Sales	$472,408

Net Income Attributable to Stepan Company	$19,335

Net Income Per Common Share Attributable to Stepan Company:
Basic	$0.86

Diluted	$0.84

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

16.	RECENT ACCOUNTING PRONOUNCEMENTS

In February 2013, the FASB issued ASU No. 2013-04, Liabilities (Topic 405), Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date. This update requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date, as the sum of a) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and b) any additional amount the reporting entity expects to pay on behalf of its co-obligors. The update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The requirements of ASU No. 2013-04 are effective on a retrospective basis for interim and annual periods beginning after December 15, 2013. Because the Company has no applicable obligations resulting from joint and several liability arrangements, adoption of ASU No. 2013-04 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740), Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The update clarifies that unrecognized tax benefits related to a net operating loss carryforward, or similar tax loss, or tax credit carryforward, should generally be presented in the financial statements as a reduction to a deferred tax asset. The requirements of ASU No. 2013-11 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The update allows for early adoption. The Company currently has no unrecognized tax benefits in jurisdictions where a net operating loss carryforward, or similar tax loss, or tax credit carryforward exists. The adoption of the new guidance did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

Forward-looking statements speak only as of the date they are made, and the Company does not undertake any obligation to update them to reflect changes that occur after that date. Factors that could cause actual results to differ materially include the items described in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Overview

The Company produces and sells intermediate chemicals that are used in a wide variety of applications worldwide. The overall business comprises three reportable segments:

•	Surfactants – Surfactants, which accounted for 70 percent of consolidated net sales in the first quarter of 2014, are principal ingredients in consumer and industrial cleaning products such as detergents for washing clothes, dishes, carpets, floors and walls, as well as shampoos and body washes. Other applications include fabric softeners, germicidal quaternary compounds, lubricating ingredients, emulsifiers for spreading agricultural products and industrial applications such as latex systems, plastics and composites. Surfactants are manufactured at six North American sites (five in the U.S. and one in Canada), three European sites (United Kingdom, France and Germany), three Latin American sites (Mexico, Brazil and Colombia) and two Asian sites (Philippines and Singapore). The Company also holds a 50 percent ownership interest in a joint venture, TIORCO, LLC (TIORCO), that markets chemical solutions for increasing the production of crude oil and natural gas from existing fields (enhanced oil recovery or EOR). The joint venture is accounted for under the equity method, and its financial results are excluded from surfactant segment operating results. Sales and related profits of the Company’s surfactants to enhanced oil recovery customers are included in surfactants segment results.

•

Polymers – Polymers, which accounted for 25 percent of consolidated net sales in the first quarter of 2014, include polyurethane polyols, polyester resins and phthalic anhydride. Polyurethane polyols are used in the manufacture of rigid foam for thermal insulation in the construction industry and are also a base raw material for coatings, adhesives, sealants and elastomers (collectively CASE products) and flexible foams. Polyester resins, which include liquid and powdered resins, are used in CASE and polyurethane systems house applications. Phthalic anhydride is used in unsaturated polyester resins, alkyd resins and plasticizers for applications in construction materials and components of automotive, boating and other consumer products. In addition, the Company uses phthalic anhydride internally in the production of polyols. In the U.S., polyurethane polyols and phthalic anhydride are manufactured at the Company’s Millsdale, Illinois, site and polyester resins are manufactured at the Company’s Columbus, Georgia, site. In Europe, polyols are manufactured at the Company’s subsidiaries in Germany and Poland. In Asia, polyols are currently toll produced for the Company’s 80-percent owned joint venture in Nanjing, China.

•	Specialty Products – Specialty products, which accounted for 5 percent of consolidated net sales in the first quarter of 2014, include flavors, emulsifiers and solubilizers used in food, flavoring, nutritional supplement and pharmaceutical applications. Specialty products are primarily manufactured at the Company’s Maywood, New Jersey, site and, in some instances, at outside contractors.

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

	Income (Expense) For the Three Months Ended March 31
(In millions)	2014	2013	Change
Deferred Compensation (Administrative expense)	$0.2	($4.9)	$5.1	(1)
Realized/Unrealized Gains on Investments (Other, net)	—	0.8	(0.8)
Investment Income (Other, net)	0.2	0.1	0.1

Pretax Income Effect	$0.4	($4.0)	$4.4

(1)	See the Corporate Expenses section of this management’s discussion and analysis for details regarding the quarter-over-quarter change in deferred compensation expense.

Effects of Foreign Currency Translation

The Company’s foreign subsidiaries transact business and report financial results in their respective local currencies. As a result, foreign subsidiary income statements are translated into U.S. dollars at average foreign exchange rates appropriate for the reporting period. Because foreign exchange rates fluctuate against the U.S. dollar over time, foreign currency translation affects period-to-period comparisons of financial statement items (i.e., because foreign exchange rates fluctuate, similar period-to-period local currency results for a foreign subsidiary may translate into different U.S. dollar results). The following table presents the effects that foreign currency translation had on the quarter-over-quarter changes in consolidated net sales and various income line items between the quarters ended March 31, 2014 and 2013:

	Three Months Ended March 31		Increase	(Decrease) Due to Foreign
(In millions)	2014	2013	(Decrease)	Translation
Net Sales	$477.4	$456.5	$20.9	($1.7)
Gross Profit	63.0	72.7	(9.7)	(0.4)
Operating Income	22.5	28.3	(5.8)	(0.3)
Pretax Income	18.1	25.3	(7.2)	—

RESULTS OF OPERATIONS

Three Months Ended March 31, 2014 and 2013

Summary

Net income attributable to the Company for the first quarter of 2014 declined 32 percent quarter-over-quarter to $13.0 million, or $0.57 per diluted share, compared to $19.0 million, or $0.83 per diluted share, for the first quarter of 2013. The current quarter’s financial results were negatively impacted by the effects of protracted severe winter weather in the U.S. that led to higher maintenance, utility and transportation costs and to some lost sales volume due to Company and customer plant disruptions. Below is a summary discussion of the major factors leading to the quarter-over-quarter changes in net sales, profits and expenses. A detailed discussion of segment operating performance for the first quarter of 2014 follows the summary.

Consolidated net sales increased $20.9 million, or five percent, quarter over quarter. Higher average selling prices favorably affected the net sales change by $33.2 million. A two percent decline in sales volume and the effects of foreign currency translation offset the average selling price impact by $10.6 million and $1.7 million, respectively. The increase in average selling prices was partially attributable to higher quarter-over-quarter raw material costs for surfactants. The polymers segment accounted for the consolidated sales volume improvement. The acquired Bayer MaterialScience LLC (BMS) North American polyester resins business (purchased in the second quarter of 2013) and strong quarter-over-quarter growth for European operations drove the polymer increase. Surfactants sales volume declined six percent due to reduced quarter-over-quarter volumes for North American operations resulting from lower biodiesel sales and the effects of prolonged extreme winter weather. Sales volumes for the specialty products segment declined nine percent due to a decrease in sales volume for food and flavoring products partially offset by an increase in sales volume for nutritional supplement and pharmaceutical products.

Operating income for the first quarter of 2014 declined $5.8 million, or 20 percent, from operating income reported for the last year’s first quarter. Gross profit fell $9.7 million, or 13 percent, largely due to lower profits for surfactants caused by higher manufacturing and transportation expenses and lower sales volume for operations in North America. The effect of the previously noted higher surfactants raw material costs was more than offset by selling price increases.

Operating expenses declined $3.9 million, or nine percent, between quarters. Deferred compensation expense accounted for $5.1 million of the decrease. The following summarizes the quarter-over-quarter changes in the individual income statement line items that comprise the Company’s operating expenses:

•	Administrative expenses declined $4.9 million, or 25 percent, quarter over quarter due to a $5.1 million reduction in deferred compensation expense. A first quarter 2014 decrease in the value of Company stock compared to a first quarter 2013 increase in the value of Company common stock caused the decline. See the ‘Overview’ and ‘Corporate Expenses’ sections of this MD&A for further details.

•	Selling expenses increased $0.4 million, or three percent, quarter over quarter. The increase was mainly attributable to a $0.5 million increase in bad debt provision for a Latin American customer that moved into bankruptcy.

•	Research, development and technical service expenses (R&D) were up $0.6 million, or five percent, quarter over quarter. The increase in R&D expenses reflected higher expenses for salaries and outside testing services for North American operations partially offset by lower product registration expenses in Europe.

Net interest expense for the first quarter of 2014 increased $0.8 million, or 36 percent, over net interest expense for the first quarter of 2013. The increase reflected higher quarter-over-quarter average debt levels arising from a $100.0 million private placement note purchase agreement the Company executed in the second quarter of 2013. The Company borrowed the funds to finance the second quarter 2013 BMS North American polyester resins acquisition, other capital expenditures and general corporate purposes.

Other, net was less than $0.1 million of expense for the first quarter of 2014 compared to $0.6 million of income for the same period of 2013. Investment income (including realized and unrealized gains and losses) for the Company’s deferred compensation and supplemental defined contribution mutual fund assets was $0.2 million in the first quarter of 2014 compared to $1.0 million in last year’s first quarter. Foreign exchange losses totaled $0.2 million for the first quarter of 2014 compared to $0.4 million for the first quarter of 2013.

The effective tax rate was 28.1 percent for the first quarter of 2014 compared to 24.8 percent for the first quarter of 2013. The increase was primarily attributable to the expiration of the U.S. research and development tax credit and the small agri-biodiesel producer tax credit which were retroactively extended from January 1, 2012 through December 31, 2013 in January 2013. The Company recorded a tax benefit of $1.4 million in the first quarter of 2013 for amounts generated in 2012 and a tax benefit of $0.4 million for amounts generated in 2013. This increase was partially offset by a greater percentage of consolidated income being generated outside the U.S. where the effective tax rates are generally lower.

Segment Results

(In thousands)	Surfactants	Polymers	Specialty Products	Segment Results	Corporate	Total
For the three months ended March 31, 2014
Net sales	$335,710	$119,107	$22,625	$477,442	—	$477,442
Operating income	18,338	10,826	4,021	33,185	(10,662)	22,523
For the three months ended March 31, 2013
Net sales	$339,973	$95,998	$20,575	$456,546	—	$456,546
Operating income	29,652	10,764	2,832	43,248	(14,954)	28,294

Surfactants

Surfactants net sales for the first quarter of 2014 declined $4.3 million, or one percent, from net sales for the first quarter of 2013. A six percent drop in sales volume, largely due to lower biodiesel sales and to the impact of severe winter conditions, and the effects of foreign currency translation accounted for $22.1 million and $3.0 million, respectively, of the net sales decline. An increase in average selling prices favorably affected the net sales change by $20.8 million. A quarter-over-quarter comparison of net sales by region follows:

	For the Three Months Ended		Increase	Percent
(In thousands)	March 31, 2014	March 31, 2013	(Decrease)	Change
North America	$208,424	$211,462	$(3,038)	-1
Europe	75,358	78,183	(2,825)	-4
Latin America	38,707	38,202	505	+1
Asia	13,221	12,126	1,095	+9

Total Surfactants Segment	$335,710	$339,973	$(4,263)	-1

Net sales for North American operations declined one percent due to a twelve percent decrease in sales volume and the unfavorable effects of foreign currency translation, which accounted for $24.5 million and $1.3 million, respectively, of the decline in net sales. Lower quarter-over-quarter biodiesel sales accounted for approximately 60 percent of the decline in North American sales volume. In 2013, the Company had some low-margin opportunistic biodiesel business that did not recur in 2014. Decreased sales of products used in laundry and cleaning and personal care applications contributed to the North American sales volume decline. The decline in laundry and cleaning and personal care sales volume was partially attributable to the severe winter weather that caused production issues at the Company’s and customers’

manufacturing facilities. Lost business due to the closure of a customer’s plant also contributed to the lower sales volume for laundry and cleaning and personal care products. Average selling prices increased twelve percent, which offset the effects of the sales volume decline and unfavorable foreign currency translation by $22.8 million. Higher quarter-over-quarter raw material costs led to the increase in average selling prices.

Net sales for European operations declined four percent due to a six percent decrease in sales volume and a three percent decrease in average selling prices, which accounted for $4.6 million and $1.9 million, respectively, of the quarter-over-quarter net sales decline. The favorable effects of foreign currency translation mitigated the decrease in net sales by $3.7 million. The decline in sales volume reflected lower demand for laundry and cleaning and personal care products as well as some lost business resulting from competitive pricing situations. Sales volumes for functional surfactants, primarily agricultural and emulsion polymers and foamers products, were up between quarters. Selling prices declined as a result of cost decreases for a number of major raw materials.

Net sales for Latin American operations increased one percent due to a 10 percent increase in sales volume and a three percent increase in average selling prices, which accounted for $3.7 million and $1.0 million, respectively, of the quarter-over-quarter net sales change. The effects of foreign currency translation negatively affected the change in net sales by $4.2 million. All Latin American locations posted quarter-over-quarter sales volume increases, with most of the improvement occurring in Brazil where the Company continues its strong emphasis on growth. The foreign currency translation effect resulted from the quarter-over-quarter weakening of the Brazilian real and Colombian and Mexican pesos against the U.S. dollar.

Net sales for Asian operations increased nine percent due to a seven percent increase in sales volume and increased average selling prices partially offset by $1.2 million of unfavorable foreign currency translation effect. The sales volume improvement was attributable to new business for the Singapore location.

Surfactants operating income for the first quarter of 2014 declined $11.3 million, or 38 percent, from operating income for the first quarter of 2013. Gross profit decreased $10.8 million principally due to lower sales volume and higher expenses in North America largely as a result of severe and prolonged winter conditions. The effect of higher average surfactants raw material costs was more than offset by selling price increases. Foreign currency translation contributed $0.6 million to the gross profit decline. Operating expenses increased $0.5 million, or two percent. Quarter-over-quarter comparisons of gross profit by region and total segment operating expenses and operating income follow:

	For the Three Months Ended		Increase	Percent
(In thousands)	March 31, 2014	March 31, 2013	(Decrease)	Change
Gross Profit
North America	$24,973	$39,474	$(14,501)	-37
Europe	7,336	6,869	467	+7
Latin America	5,303	5,492	(189)	-3
Asia	3,196	(187)	3,383	NM

Surfactants Segment Gross Profit	$40,808	$51,648	$(10,840)	-21
Operating Expenses	22,470	21,996	474	+2

Operating Income	$18,338	$29,652	$(11,314)	-38

North American gross profit declined 37 percent quarter over quarter due to lower sales volume and higher expenses. Manufacturing costs were up $4.1 million, or 13 percent, quarter over quarter largely due to increased maintenance and utility costs caused by prolonged inclement winter weather. The Company also incurred additional transportation expenses due to the transfer of some production in weather-affected locations to other less impacted North American plants. Unrelated to the weather, the Company’s Canadian plant recognized $0.9 million of accelerated depreciation related to the restructuring plan approved in the fourth quarter of 2013.

Gross profit for European operations increased seven percent quarter over quarter. Lower raw material costs, a more favorable mix of sales and a $0.3 million favorable foreign currency translation effect more than offset the impact of a six percent decline in sales volume.

Gross profit for Latin American operations declined three percent despite the 10 percent improvement in sales volume. An unfavorable $0.8 million foreign currency translation impact more than offset the effect of the higher sales volume.

The quarter-over-quarter increase in gross profit for Asian operations was driven by increased sales volume for Singapore. Commercial operations at the Singapore plant were just underway in the year-ago quarter.

Operating expenses for the surfactants segment were up $0.5 million, or two percent, quarter over quarter. The expense increase was mainly attributable to an increase in bad debt provision for a Latin American customer that moved into bankruptcy. The effects of foreign currency translation reduced the operating expense increase by $0.2 million.

Polymers

Polymers net sales for the first quarter of 2014 increased $23.1 million, or 24 percent, over net sales for the first quarter of 2013. A 20 percent increase in sales volume, higher average selling prices and the effects of foreign currency translation accounted for $19.6 million, $2.4 million and $1.1 million, respectively, of the quarter-over-quarter net sales improvement. The increase in sales volume was attributable to the acquired BMS North American polyester resins business (purchased in the second quarter of 2013) and to solid growth for European operations. A quarter-over-quarter comparison of net sales by region follows:

	For the Three Months Ended			Percent
(In thousands)	March 31, 2014	March 31, 2013	Increase	Change
North America	$73,685	$60,059	$13,626	+23
Europe	41,676	33,050	8,626	+26
Asia and Other	3,746	2,889	857	+30

Total Polymers Segment	$119,107	$95,998	$23,109	+24

Net sales for North American operations increased 23 percent primarily due to the effects of the acquired BMS North American polyester resins business (purchased in the second quarter of 2013). The acquired business accounted for $17.5 million of the quarter-over-quarter net sales increase. Without the acquired polyester resins business, net sales declined $3.9 million, or seven percent, due to a four percent decrease in average selling prices (reflecting lower average raw material costs) and a two percent decrease in sales volume. Sales volumes for polyols used in rigid foam applications improved five percent. Phthalic anhydride sales volume declined 10 percent due to lost sales at a large customer.

Net sales for European operations increased 26 percent due to a 29 percent increase in sales volume and to the effects of foreign currency translation, which accounted for $9.6 million and $1.2 million, respectively, of the net sales improvement. Local regulations aimed at increasing energy conservation and heightened interest in energy-efficient insulation materials continued to create strong demand for the Company’s polyol products used in rigid insulation board and metal panels. Average selling prices declined five percent, which tempered the quarter-over-quarter net sales improvement by $2.2 million.

Net sales for Asia and Other operations increased 30 percent quarter over quarter due to an 11 percent increase in sales volume and higher average selling prices. The Company is currently supplying customers in China and other parts of Asia with product imported from other Company sites and from local manufacturers. This sourcing is expected to continue until a new plant in China is constructed.

Polymer operating income for the first quarter of 2014 increased $0.1 million, or one percent, over operating income for the first quarter of 2013. Gross profit increased $0.7 million quarter-over-quarter, due to a 20 percent increase in sales volume partially offset by the effects of reduced sales margins. Operating expenses increased $0.7 million, or 11 percent. Quarter-over-quarter comparisons of gross profit by region and total segment operating expenses and operating income follow:

	For the Three Months Ended			Percent
(In thousands)	March 31, 2014	March 31, 2013	Increase	Change
Gross Profit
North America	$11,434	$11,411	$23	—
Europe	5,521	5,137	384	+7
Asia and Other	310	3	307	NM

Polymers Segment Gross Profit	$17,265	$16,551	$714	+4
Operating Expenses	6,439	5,787	652	+11

Operating Income	$10,826	$10,764	$62	+1

Gross profit for North American operations increased less than one percent despite the positive contributions of the acquired BMS North American polyester resins business and the sales volume improvement for polyols used in rigid foam applications. Sales of phthalic anhydride contributed $2.2 million less to profit in the first quarter of 2014 than in the first quarter of 2013 due to lower sales volume, higher manufacturing expenses and a less favorable inventory position for orthoxylene (raw material for phthalic anhydride). Phthalic anhydride manufacturing costs were 17 percent higher quarter over quarter due to increased maintenance and utility costs caused by extended severe winter conditions.

Gross profit for European operations increased seven percent due to the increase in sales volume. Selling price reductions and higher manufacturing expenses partially offset the effect of the improved sales volume. Current quarter manufacturing expenses were higher than last year’s quarter partially due to favorable nonrecurring adjustments made in 2013.

The increase in gross profit for Asia and Other operations was due to the increase in sales volume and to a more favorable mix of sales.

Operating expenses for the polymers segment were up $0.7 million, or 11 percent, quarter over quarter. The increase reflected additional expenses to support the BMS North American polyester resins business (purchased in the second quarter of 2013). The effects of foreign currency translation contributed $0.1 million to the increase.

Specialty Products

Net sales for the first quarter of 2014 increased $2.1 million, or 10 percent, over net sales for the first quarter of 2013 despite a nine percent decrease in sales volume. Lower quarter-over-quarter sales of products used in food and flavoring applications partially offset by higher sales volumes for products used in nutritional supplement and pharmaceutical applications accounted for the sales volume decline. Selling price increases coupled with a more favorable sales mix more than offset the effect of the sales volume decline. Operating income increased $1.2 million, or 42 percent, quarter over quarter due to higher selling prices and a more profitable mix of sales.

Corporate Expenses

Corporate expenses, which comprise operating expenses that are not allocated to the reportable segments, declined $4.3 million to $10.7 million for the first quarter of 2014 from $15.0 million for the same quarter of 2013. The quarter-over-quarter decline in corporate expenses was attributable to a $5.1 million decrease in deferred compensation expense ($0.2 million of income for the first quarter of 2014 compared to $4.9 million of expense for the first quarter of 2013). A first quarter 2014 decrease ($1.07 per share) in the value of Company stock, to which a substantial portion of the deferred compensation obligation is tied, compared to a first quarter 2013 increase ($7.56 per share) in the value of Company common stock led to the quarter-over-quarter decline in deferred compensation expense. The following table presents the quarter end Company common stock market prices used in the computation of deferred compensation expense:

	2014	2013		2012
	3/31	12/31	3/31	12/31
Company Stock Price	$64.56	$65.63	$63.10	$55.54

Higher patent fees to support the Company’s innovation growth endeavors and exploratory acquisition expenses partially offset the decrease in deferred compensation expense.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 2014, operating activities were a cash use of $9.0 million versus a use of $9.9 million for the comparable period in 2013. For the current year period, investing cash outflows totaled $23.1 million and financing activities consumed $4.0 million. Overall, cash declined by $36.6 million in the first quarter of 2014, including a $0.5 million reduction attributable to foreign currency translation.

For the current year-to-date, net income was down by $6.0 million and working capital consumed $7.6 million less than for the comparable year-ago period. Cash outflows for investing activities were up by $0.2 million year over year. Cash flow for financing activities was a use of $4.0 million in 2014 compared to a source of $11.3 million in 2013.

For the current year-to-date, accounts receivable were a use of $30.0 million compared to a use of $31.8 million for the comparable period in 2013. Inventories were a use of $13.2 million in 2014 versus a use of $16.5 million in 2013. Accounts payable and accrued liabilities were a cash source of $6.3 million in 2014 compared to a source of $5.5 million for the same period in 2013.

Working capital requirements were lower during the first three months of 2014, compared to the same quarter in 2013 due to lower sales quantities, partially offset by rising raw material costs which drove higher average selling prices to customers. The Company’s working capital investment is heavily influenced by the cost of crude oil and natural oils, from which many of its raw materials are derived. Fluctuations in raw material costs translate directly to inventory carrying costs and indirectly to customer selling prices and accounts receivable.

The increase in accounts receivable since December 31, 2013, was driven approximately equally by the combination of higher quarterly sales volumes and higher selling prices, partially offset by improved accounts receivable turnover since year-end. Slightly more than half of the year-to-date inventory increase resulted from higher raw material costs with the remainder attributable to planned increases to support customer service levels. The Company has not changed its own payment practices related to its payables. It is management’s opinion that the Company’s liquidity is sufficient to provide for potential increases in working capital during 2014.

Investing cash outflows for the current year-to-date included capital expenditures of $20.5 million compared to $21.0 million for the comparable period last year. Other investing activities consumed $2.6 million in 2014 versus $1.9 million in 2013.

For 2014, the Company estimates that capital expenditures will range from $100 million to $110 million including capacity expansions in Brazil, Germany, Singapore and the United States.

The Company purchases its common shares in the open market from time to time to fund its own benefit plans and also to mitigate the dilutive effect of new shares issued under its benefit plans. The Company may also make open market repurchases as cash flows permit when, in management’s opinion, the Company’s shares are undervalued in the market. For the first three months of 2014, the Company purchased 7,180 shares in the open market at a total cost of $0.4 million. At March 31, 2014, there were 951,132 shares remaining under the current share repurchase authorization.

As of March 31, 2014, the Company’s cash and cash equivalents totaled $96.7 million, including $29.7 million in two separate U.S. money market funds, each of which was rated AAA by Standard and Poor’s and Aaa by Moody’s. Cash in U.S. demand deposit accounts totaled $21.3 million and cash of the Company’s non-U.S. subsidiaries held outside the U.S. totaled $45.7 million at March 31, 2014.

Consolidated balance sheet debt decreased by $1.0 million for the current year-to-date, from $270.6 million to $269.6 million. Since last year-end, foreign debt decreased by $1.0 million and domestic debt was unchanged. Net debt (which is defined as total debt minus cash) increased by $35.6 million for the current year-to-date, from $137.3 million to $172.9 million. As of March 31, 2014, the ratio of total debt to total debt plus shareholders’ equity was 32.3 percent compared to 32.8 percent at December 31, 2013. As of March 31, 2014, the ratio of net debt to net debt plus shareholders’ equity was 23.5 percent compared to 19.9 percent at December 31, 2013.

At March 31, 2014, the Company’s debt included $242.1 million of unsecured private placement loans with maturities extending from 2014 through 2025. These loans are the Company’s primary source of long-term debt financing and are supplemented by bank credit facilities to meet short and medium-term needs.

The Company has a committed $125.0 million multi-currency syndicated revolving credit agreement. The credit agreement allows the Company to make unsecured borrowings, as requested from time to time, for working capital and other corporate purposes. This unsecured facility is the Company’s primary source of short-term borrowings and is committed through September 20, 2017, with terms and conditions that are substantially equivalent to those of the Company’s other U.S. loan agreements. As of March 31, 2014, the Company had outstanding letters of credit of $3.0 million and no borrowings under this agreement, with $122.0 million remaining available. The Company anticipates that cash from operations, committed credit facilities and cash on hand will be sufficient to fund anticipated capital expenditures, working capital, dividends and other planned financial commitments for the foreseeable future.

Certain foreign subsidiaries of the Company maintain term loans and short-term bank lines of credit in their respective local currencies to meet working capital requirements as well as to fund capital expenditure programs and acquisitions. At March 31, 2014, the Company’s European subsidiaries had bank term loans of $5.2 million with maturities through 2016 and short-term bank debt of $21.6 million with remaining short-term borrowing capacity of $15.1 million. The Company’s Latin American subsidiaries had no short-term bank debt with $16.3 million of unused short-term borrowing capacity. The Company’s Philippine subsidiary had $0.7 million of short-term bank loans, which were guaranteed by the Company, with $7.3 million of unused borrowing capacity. The Company’s majority-owned joint venture in China had no short-term bank debt, with unused borrowing capacity of $6.5 million, on bank credit lines guaranteed by the Company.

The Company has material debt agreements that require the maintenance of minimum interest coverage and minimum net worth. These agreements also limit the incurrence of additional debt as well as the payment of dividends and repurchase of treasury shares. Testing for these agreements is based on the combined financial statements of the U.S. operations of the Company, Stepan Canada Inc., Stepan Quimica Ltda., Stepan Specialty Products, LLC, Stepan Specialty Products B.V. and Stepan Asia Pte. Ltd. (the “Restricted Group”). Under the most restrictive of these debt covenants:

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

The Company believes it was in compliance with all of its loan agreements as of March 31, 2014. Based on current projections, the Company believes it will be in compliance with its loan agreements throughout 2014.

ENVIRONMENTAL AND LEGAL MATTERS

The Company is subject to extensive federal, state and local environmental laws and regulations. Although the Company’s environmental policies and practices are designed to ensure compliance with these laws and regulations, future developments and increasingly stringent environmental regulation could require the Company to make additional unforeseen environmental expenditures. The Company will continue to invest in the equipment and facilities necessary to comply with existing and future regulations. During the first three months of 2014 and 2013, the Company’s expenditures for capital projects related to the environment were $0.5 million and $1.5 million, respectively. These projects are capitalized and depreciated over their estimated useful lives, which are typically 10 years. Recurring costs associated with the operation and maintenance of facilities for waste treatment and disposal and managing environmental compliance in ongoing operations at the Company’s manufacturing locations were $4.7 million and $4.1 million for the three months ended March 31, 2014 and 2013, respectively. While difficult to project, it is not anticipated that these recurring expenses will increase significantly in the future.

Over the years, the Company has received requests for information related to or has been named by the government as a potentially responsible party at a number of waste disposal sites where cleanup costs have been or may be incurred under CERCLA and similar state statutes. In addition, damages are being claimed against the Company in general liability actions for alleged personal injury or property damage in the case of some disposal and plant sites. The Company believes that it has made adequate provisions for the costs it may incur with respect to the sites. It is the Company’s accounting policy to record liabilities when environmental assessments and/or remedial efforts are probable and the cost or range of possible costs can be reasonably estimated. When no amount within the range is a better estimate than any other amount, the minimum is accrued. Some of the factors on which the Company bases its estimates include information provided by feasibility studies, potentially responsible party negotiations and the development of remedial action plans. After partial remediation payments at certain sites, the Company has estimated a range of possible environmental and legal losses of $10.2 million to $29.0 million at March 31, 2014, compared to $9.7 million to $28.9 million at December 31, 2013. At March 31, 2014, and December 31, 2013, the Company’s accrued liability for such losses, which represented the Company’s best estimate within the estimated range of possible environmental and legal losses, was $15.2 million and $14.7 million, respectively. During the first three months of 2014, cash outlays related to legal and environmental matters approximated $0.3 million compared to $0.6 million for the first three months of 2013.

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

OUTLOOK

Lower first quarter earnings were largely due to the adverse winter weather in North America and other issues which generally should not recur. In March and April the Company’s business seems back on track; however lower first quarter earnings will make it a challenge to exceed 2013 full year earnings from operations.

Despite this setback, the Company remains on track in delivering its strategic objectives. The Company continues to recognize earnings growth from the 2013 acquisition from BMS and previous capacity expansions in Brazil, Europe and Singapore. The Company’s balance sheet is healthy, and management will continue to pursue investments that will accelerate Company growth.

Surfactant earnings should improve as the year progresses driven by greater agricultural sales, continued consumer product growth in Brazil, projected demand for enhanced oil recovery surfactants as well as gains from operational efficiencies.

Polymers should continue grow. Improving economies in the U.S. and Europe, as well as the recent conversions of insulated metal panel and new C.A.S.E. customers, should contribute to full year organic earnings growth. The North American polyester resin business purchased from BMS is now fully integrated and is delivering the benefits previously projected.

CRITICAL ACCOUNTING POLICIES

There have been no changes to the critical accounting policies disclosed in the Company’s 2013 Annual Report on Form 10-K.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the market risks disclosed in the Company’s 2013 Annual Report on Form 10-K.

Item 4 – Controls and Procedures

a.	Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures as of the end of the most recent fiscal quarter covered by this Form 10-Q, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) were effective as of March 31, 2014.

b.	Changes in Internal Control Over Financial Reporting

There were no changes in internal controls that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II OTHER INFORMATION

Item 1 – Legal Proceedings

There have been no material changes to the legal proceedings disclosed in the Company’s 2013 Annual report on Form 10-K.

Item 1A – Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s 2013 Annual Report on Form 10-K.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Below is a summary by month of share purchases by the Company during the first quarter of 2014:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January	—		—	—	—
February	1,583	(a)	$63.06	—	—
March	7,204	(b)	$59.92	—	—

(a)	Represents shares of Company common stock tendered by employees to settle minimum statutory withholding taxes related to deferred performance stock award and deferred compensation distributions.
(b)	Includes 24 shares of Company common stock tendered by employees to settle minimum statutory withholding taxes related to deferred compensation distributions. The remainder of the shares were purchased in the open market.

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Mine Safety Disclosures

Not applicable

Item 5 – Other Information

None

Item 6 – Exhibits

(a)	Exhibit 31.1	–	Certification of President and Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/ 15d-14(a)

(b)	Exhibit 31.2	–	Certification of Vice President and Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)

(c)	Exhibit 32	–	Certification pursuant to 18 U.S.C. Section 1350

(d)	Exhibit 101.INS	–	XBRL Instance Document

(e)	Exhibit 101.SCH	–	XBRL Taxonomy Extension Schema Document

(f)	Exhibit 101.CAL	–	XBRL Taxonomy Extension Calculation Linkbase Document

(g)	Exhibit 101.DEF		XBRL Taxonomy Extension Definition Document

(h)	Exhibit 101.LAB	–	XBRL Taxonomy Extension Label Linkbase Document

(i)	Exhibit 101.PRE	–	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEPAN COMPANY

Date: April 30, 2014

/s/ Scott D. Beamer
Scott D. Beamer
Vice President and Chief Financial Officer