Form 10-Q
period 2014-06-30
STEPAN CO
filed 2014-07-30
CIK 94049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 30, 2014
Common Stock, $1 par value	22,300,018 Shares

Part I FINANCIAL INFORMATION

Item 1 - Financial Statements

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Unaudited

	Three Months Ended June 30		Six Months Ended June 30
(In thousands, except per share amounts)	2014	2013	2014	2013
Net Sales	$504,111	$474,445	$981,553	$930,991
Cost of Sales	432,522	400,738	846,940	784,584

Gross Profit	71,589	73,707	134,613	146,407
Operating Expenses:
Selling	13,493	14,440	27,639	28,168
Administrative	9,052	11,530	23,483	30,881
Research, development and technical services	12,130	11,868	24,054	23,195

	34,675	37,838	75,176	82,244

Operating Income	36,914	35,869	59,437	64,163

Other Income (Expense):
Interest, net	(3,021)	(2,329)	(5,978)	(4,508)
Loss from equity in joint ventures	(1,243)	(1,323)	(2,694)	(2,736)
Other, net (Note 13)	556	(17)	530	554

	(3,708)	(3,669)	(8,142)	(6,690)

Income Before Provision for Income Taxes	33,206	32,200	51,295	57,473
Provision for Income Taxes	8,838	9,546	13,919	15,822

Net Income	24,368	22,654	37,376	41,651

Net (Income) Loss Attributable to Noncontrolling Interests (Note 2)	(15)	88	(5)	125

Net Income Attributable to Stepan Company	$24,353	$22,742	$37,371	$41,776

Net Income Per Common Share Attributable to Stepan Company (Note 9):
Basic	$1.07	$1.01	$1.64	$1.85

Diluted	$1.06	$0.99	$1.63	$1.82

Shares Used to Compute Net Income Per Common Share Attributable to Stepan Company (Note 9):
Basic	22,763	22,559	22,768	22,512

Diluted	22,931	22,917	22,948	22,903

Dividends Declared Per Common Share	$0.17	$0.16	$0.34	$0.32

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2014	2013	2014	2013
Net income	$24,368	$22,654	$37,376	$41,651

Other comprehensive income (loss):
Foreign currency translation adjustments (Note 10)	3,718	(8,142)	3,812	(12,558)
Pension liability adjustment, net of tax (Note 10)	410	865	820	1,728
Derivative instrument activity, net of tax (Note 10)	1	(9)	4	(21)

Other comprehensive income (loss)	4,129	(7,286)	4,636	(10,851)

Comprehensive income	28,497	15,368	42,012	30,800

Comprehensive loss attributable to noncontrolling interests (Note 2)	9	61	42	96

Comprehensive income attributable to Stepan Company	$28,506	$15,429	$42,054	$30,896

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(In thousands)	June 30, 2014	December 31, 2013
Assets
Current Assets:
Cash and cash equivalents	$96,448	$133,347
Receivables, net	306,841	265,721
Inventories (Note 6)	203,943	172,368
Deferred income taxes	12,413	12,637
Other current assets	22,081	24,477

Total current assets	641,726	608,550

Property, Plant and Equipment:
Cost	1,354,683	1,316,499
Less: accumulated depreciation	853,726	822,457

Property, plant and equipment, net	500,957	494,042

Goodwill, net	11,734	11,726
Other intangible assets, net	22,257	23,669
Long-term investments (Note 3)	19,314	18,305
Other non-current assets	11,951	10,910

Total assets	$1,207,939	$1,167,202

Liabilities and Equity
Current Liabilities:
Current maturities of long-term debt (Note 12)	$37,469	$35,377
Accounts payable	182,785	157,277
Accrued liabilities	63,783	76,339

Total current liabilities	284,037	268,993

Deferred income taxes	22,768	20,616

Long-term debt, less current maturities (Note 12)	233,853	235,246

Other non-current liabilities	80,904	88,606

Commitments and Contingencies (Note 7)

Equity:
Common stock, $1 par value; authorized 30,000,000 shares; Issued 25,627,735 shares in 2014 and 25,563,909 shares in 2013	25,628	25,564
Additional paid-in capital	138,838	135,693
Accumulated other comprehensive loss (Note 10)	(24,845)	(29,528)
Retained earnings	508,605	478,826
Less: Common treasury stock, at cost, 3,319,678 shares in 2014 and 3,231,289 shares in 2013	(63,262)	(58,269)

Total Stepan Company stockholders’ equity	584,964	552,286

Noncontrolling interests (Note 2)	1,413	1,455

Total equity	586,377	553,741

Total liabilities and equity	$1,207,939	$1,167,202

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Six Months Ended June 30
(In thousands)	2014	2013
Cash Flows From Operating Activities
Net income	$37,376	$41,651
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,482	27,638
Deferred compensation	(5,665)	1,312
Realized and unrealized gain on long-term investments	(555)	(1,071)
Stock-based compensation	770	424
Deferred income taxes	1,735	163
Other non-cash items	3,234	3,973
Changes in assets and liabilities:
Receivables, net	(39,083)	(49,188)
Inventories	(30,614)	(3,958)
Other current assets	1,288	(5,889)
Accounts payable and accrued liabilities	16,505	29,484
Pension liabilities	(970)	976
Environmental and legal liabilities	(510)	(396)
Deferred revenues	(366)	(203)
Excess tax benefit from stock options and awards	(580)	(3,135)

Net Cash Provided By Operating Activities	15,047	41,781

Cash Flows From Investing Activities
Expenditures for property, plant and equipment	(39,063)	(41,972)
Business acquisition (Note15)	—	(62,633)
Sale of mutual funds	890	390
Other, net	(4,277)	(4,130)

Net Cash Used In Investing Activities	(42,450)	(108,345)

Cash Flows From Financing Activities
Revolving debt and bank overdrafts, net	2,090	9,791
Other debt borrowings	—	100,000
Other debt repayments	(1,371)	(6,227)
Dividends paid	(7,592)	(7,107)
Company stock repurchased	(4,924)	(2,274)
Stock option exercises	1,449	3,462
Excess tax benefit from stock options and awards	580	3,135
Other, net	(133)	(1,495)

Net Cash Provided By (Used In) Financing Activities	(9,901)	99,285

Effect of Exchange Rate Changes on Cash	405	(2,721)

Net Increase (Decrease) in Cash and Cash Equivalents	(36,899)	30,000
Cash and Cash Equivalents at Beginning of Period	133,347	76,875

Cash and Cash Equivalents at End of Period	$96,448	$106,875

Supplemental Cash Flow Information
Cash payments of income taxes, net of refunds	$16,753	$13,323

Cash payments of interest	$6,221	$4,753

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

Unaudited

1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements included herein have been prepared by Stepan Company (Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate and make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company’s financial position as of June 30, 2014, and its results of operations for the three and six months ended June 30, 2014 and 2013, and cash flows for the six months ended June 30, 2014 and 2013, have been included. These financial statements and related footnotes should be read in conjunction with the financial statements and related footnotes included in the Company’s 2013 Form 10-K.

2.	RECONCILIATIONS OF EQUITY

Below are reconciliations of total equity, Company equity and equity attributable to the noncontrolling interests for the six months ended June 30, 2014 and 2013:

(In thousands)	Total Equity	Stepan Company Equity	Noncontrolling Interests’ Equity (3)
Balance at January 1, 2014	$553,741	$552,286	$1,455
Net income	37,376	37,371	5
Dividends	(7,592)	(7,592)	—
Common stock purchases (1)	(5,058)	(5,058)	—
Stock option exercises	1,449	1,449	—
Defined benefit pension adjustments, net of tax	820	820	—
Translation adjustments	3,812	3,859	(47)
Derivative instrument activity, net of tax	4	4	—
Other (2)	1,825	1,825	—

Balance at June 30, 2014	$586,377	$584,964	$1,413

(In thousands)	Total Equity	Stepan Company Equity	Noncontrolling Interests’ Equity (3)
Balance at January 1, 2013	$480,880	$478,985	$1,895
Net income (loss)	41,651	41,776	(125)
Dividends	(7,107)	(7,107)	—
Common stock purchases (1)	(3,334)	(3,334)	—
Stock option exercises	3,502	3,502	—
Defined benefit pension adjustments, net of tax	1,728	1,728	—
Translation adjustments	(12,558)	(12,587)	29
Derivative instrument activity, net of tax	(21)	(21)	—
Other (2)	3,943	3,943	—

Balance at June 30, 2013	$508,684	$506,885	$1,799

(1)	Includes the value of Company shares purchased in the open market and the value of Company common shares tendered by employees to settle minimum statutory withholding taxes related to the receipt of performance awards and deferred compensation distributions.
(2)	Primarily comprised of activity related to stock-based compensation, deferred compensation and excess tax benefits.
(3)	Consists entirely of noncontrolling interest in the Company’s China joint venture.

3.	FAIR VALUE MEASUREMENTS

The following were the financial instruments held by the Company at June 30, 2014 and December 31, 2013, and the methods and assumptions used to estimate the instruments’ fair values:

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

At June 30, 2014, and December 31, 2013, the fair value of debt and the related carrying values, including current maturities, were as follows:

(In thousands)	June 30, 2014	December 31, 2013
Fair value	$283,322	$276,069
Carrying value	271,322	270,623

The following tables present financial assets and liabilities measured on a recurring basis at fair value as of June 30, 2014, and December 31, 2013, and the level within the fair value hierarchy in which the fair value measurements fall:

(In thousands)	June 2014	Level 1	Level 2	Level 3
Mutual fund assets	$19,314	$19,314	$—	$—
Derivative assets:
Foreign currency contracts	146	—	146	—

Total assets at fair value	$19,460	$19,314	$146	$—

Derivative liabilities:
Foreign currency contracts	$66	$—	$66	$—
Interest rate contracts	6	—	6	—

Total liabilities at fair value	$72	$—	$72	$—

(In thousands)	December 2013	Level 1	Level 2	Level 3
Mutual fund assets	$18,305	$18,305	$—	$—
Derivative assets:
Foreign currency contracts	74	—	74	—

Total assets at fair value	$18,379	$18,305	$74	$—

Derivative liabilities :
Foreign currency contracts	$165	$—	$165	$—
Interest rate contracts	20	—	20	—

Total liabilities at fair value	$185	$—	$185	$—

4.	DERIVATIVE INSTRUMENTS

The Company is exposed to certain risks relating to its ongoing business operations. The primary risk managed by the use of derivative instruments is foreign currency exchange risk. The Company holds forward foreign currency exchange contracts that are not designated as any type of accounting hedge as defined by U.S. generally accepted accounting principles. The Company uses these contracts to manage its exposure to exchange rate fluctuations on certain Company subsidiary accounts receivable, accounts payable and other obligation balances that are denominated in currencies other than the entities’ functional currencies. The forward foreign exchange contracts are recognized on the balance sheet as either an asset or a liability measured at fair value. Gains and losses arising from recording the foreign exchange contracts at fair value are reported in earnings as offsets to the losses and gains reported in earnings arising from the re-measurement of the receivable and payable balances into the applicable functional currencies. At June 30, 2014, and December 31, 2013, the Company had open forward foreign currency exchange contracts, with settlement dates of about one month, to buy or sell foreign currencies with a U.S. dollar equivalent of $26,805,000 and $20,289,000, respectively.

The Company is exposed to volatility in short-term interest rates and mitigates certain portions of that risk by using interest rate swaps. The interest rate swaps are recognized on the balance sheet as either an asset or a liability measured at fair value. The Company held interest rate swap contracts with notional values of $1,849,000 at June 30, 2014, and $2,268,000 at December 31, 2013, which were designated as cash flow hedges. Period-to-period changes in the fair value of interest rate swap contracts are recognized as gains or losses in other comprehensive income, to the extent effective. As each interest rate swap hedge contract is settled, the corresponding gain or loss is reclassified out of accumulated other comprehensive income (AOCI) into earnings in that settlement period. The latest date through which the Company expects to hedge its exposure to the volatility of short-term interest rates is September 30, 2015.

The fair values of the derivative instruments held by the Company on June 30, 2014, and December 31, 2013, and derivative instrument gains and losses for the three and six month periods ended June 30, 2014 and 2013, were immaterial. For amounts reclassified out of AOCI into earnings for the three and six month periods ended June 30, 2014 and 2013, see Note 10.

5.	STOCK-BASED COMPENSATION

On June 30, 2014, the Company had stock options outstanding under its 2000 Stock Option Plan, stock options and stock awards outstanding under its 2006 Incentive Compensation Plan and stock options, stock awards and stock appreciation rights (SARs) outstanding under its 2011 Incentive Compensation Plan. Compensation expense charged against income for all stock options, stock awards and SARs was as follows:

(In thousands)	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
	$544	$643	$770	$424

Unrecognized compensation costs for stock options, stock awards and SARs was as follows:

(In thousands)	June 30, 2014	December 31, 2013
Stock options	$1,379	$756
Stock awards	3,522	2,086
SARs	2,128	1,365

The increase in unrecognized compensation costs for stock options, SARs and stock awards reflected the 2014 grants of

Shares
Stock options	53,175
Stock awards	45,586
SARs	116,843

The unrecognized compensation costs at June 30, 2014, are expected to be recognized over weighted-average periods of 1.4 years, 2.1 years and 1.4 years for stock options, stock awards and SARs, respectively.

6.	INVENTORIES

The composition of inventories was as follows:

(In thousands)	June 30, 2014	December 31, 2013
Finished goods	$136,861	$123,212
Raw materials	67,082	49,156

Total inventories	$203,943	$172,368

Inventories are priced primarily using the last-in, first-out inventory valuation method. If the first-in, first-out inventory valuation method had been used for all inventories, inventory balances would have been approximately $34,997,000 and $30,786,000 higher than reported at June 30, 2014, and December 31, 2013, respectively.

7.	CONTINGENCIES

There are a variety of legal proceedings pending or threatened against the Company. Some of these proceedings may result in fines, penalties, judgments or costs being assessed against the Company at some future time. The Company’s operations are subject to extensive local, state and federal regulations, including the U.S. Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) and the Superfund amendments of 1986 (Superfund). Over the years, the Company has received requests for information related to or has been named by the government as a potentially responsible party (PRP) at a number of waste disposal sites where clean up costs have been or may be incurred under CERCLA and similar state or local statutes. In addition, damages are being claimed against the Company in general liability actions for alleged personal injury or property damage in the case of some disposal and plant sites. The Company believes that it has made adequate provisions for the costs it may incur with respect to these sites.

At June 30, 2014, the Company has estimated a range of possible environmental and legal losses of $10.1 million to $29.1 million. At June 30, 2014, and December 31, 2013, the Company’s accrued liability for such losses, which represented the Company’s best estimate within the estimated range of possible environmental and legal losses, was $15.1 million and $14.7 million, respectively. During the first six months of 2014, cash outlays related to legal and environmental matters approximated $0.5 million compared to $1.3 million in the first six months of 2013.

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

Following are summaries of the material contingencies at June 30, 2014:

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

Wilmington Site

The Company is currently contractually obligated to contribute to the response costs associated with the Company’s formerly-owned site at 51 Eames Street, Wilmington, Massachusetts. Remediation at this site is being managed by its current owner to whom the Company sold the property in 1980. Under the agreement, once total site remediation costs exceed certain levels, the Company is obligated to contribute up to five percent of future response costs associated with this site with no limitation on the ultimate amount of contributions. To date, the Company has paid the current owner $2.3 million for the Company’s portion of environmental response costs through the first quarter of 2014 (the current owner of the site bills the Company one calendar quarter in arrears). The Company has recorded a liability for its portion of the estimated remediation costs for the site. Depending on the ultimate cost of the remediation at this site, the amount for which the Company is liable could differ from the current estimates.

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

Components of Net Periodic Benefit Cost

	UNITED STATES
	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2014	2013	2014	2013
Interest cost	$1,723	$1,607	$3,446	$3,214
Expected return on plan assets	(2,378)	(2,202)	(4,756)	(4,404)
Amortization of net loss	661	1,306	1,323	2,612

Net periodic benefit cost	$6	$711	$13	$1,422

	UNITED KINGDOM
	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2014	2013	2014	2013
Interest cost	$247	$221	$490	$444
Expected return on plan assets	(333)	(232)	(661)	(466)
Amortization of net loss	—	71	—	142

Net periodic benefit (income) cost	$(86)	$60	$(171)	$120

Employer Contributions

U.S. Plans

The Company expects to contribute approximately $1,420,000 to its funded U.S. qualified defined benefit pension plans in 2014 and to pay $185,000 related to its unfunded unqualified plans. As of June 30, 2014, $191,000 had been contributed to the qualified plans and $158,000 had been paid related to the non-qualified plans.

U.K. Plan

The Company’s United Kingdom subsidiary expects to contribute approximately $1,005,000 to its defined benefit pension plan in 2014. As of June 30, 2014, $542,000 had been contributed to the plan.

Defined Contribution Plans

The Company sponsors retirement savings defined contribution plans that cover U.S. and U.K. employees. The Company also sponsors a qualified profit sharing plan for its U.S. employees. The retirement savings and profit sharing defined contribution plans include a qualified plan and a non-qualified supplemental executive plan.

Defined contribution plan expenses for the Company’s retirement savings and profit sharing plans were as follows:

(In thousands)	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Retirement savings plans	$1,178	$1,090	$2,309	$2,167
Profit sharing plan	1,227	1,285	1,991	2,610

Total defined contribution expense	$2,405	$2,375	$4,300	$4,777

The Company funds the obligations of its non-qualified supplemental executive defined contribution plans (supplemental plans) through a rabbi trust. The trust comprises various mutual fund investments selected by the participants of the supplemental plans. In accordance with the accounting guidance for rabbi trust arrangements, the assets of the trust and the obligations of the supplemental plans are reported on the Company’s consolidated balance sheets. The Company elected the fair value option for the mutual fund investment assets so that offsetting changes in the mutual fund values and defined contribution plan obligations would be recorded in earnings in the same period. Therefore, the mutual funds are reported at fair value with any subsequent changes in fair value recorded in the statements of income. The liabilities related to the supplemental plans increase (i.e., supplemental plan expense is recognized) when the value of the trust assets appreciates and decrease when the value of the trust assets declines (i.e., supplemental plan income is recognized). At June 30, 2014, the balance of the trust assets was $1,808,000, which equaled the balance of the supplemental plan liabilities (see the long-term investments section in Note 3 for further information regarding the Company’s mutual fund assets).

9.	EARNINGS PER SHARE

Below are the computations of basic and diluted earnings per share for the three and six months ended June 30, 2014 and 2013.

(In thousands, except per share amounts)	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Computation of Basic Earnings per Share
Net income attributable to Stepan Company	$24,353	$22,742	$37,371	$41,776
Deduct dividends on preferred stock	—	21	—	43

Income applicable to common stock	$24,353	$22,721	$37,371	$41,733

Weighted-average number of common shares outstanding	22,763	22,559	22,768	22,512

Basic earnings per share	$1.07	$1.01	$1.64	$1.85

Computation of Diluted Earnings per Share
Net income attributable to Stepan Company	$24,353	$22,742	$37,371	$41,776

Weighted-average number of shares outstanding	22,763	22,559	22,768	22,512
Add weighted-average net shares issuable from assumed exercise of options (under treasury stock method) (1)	158	210	170	243
Add weighted-average net shares related to unvested stock awards (under treasury stock method)	10	7	10	7
Add weighted-average shares issuable from assumed conversion of convertible preferred stock	—	141	—	141

Weighted-average shares applicable to diluted earnings	22,931	22,917	22,948	22,903

Diluted earnings per share	$1.06	$0.99	$1.63	$1.82

(1)	Options to purchase 103,382 and 75,511 shares of common stock were not included in the computations of diluted earnings per share for the three and six months ended June 30, 2014, respectively. Options to purchase 49,776 shares of common stock were not included in the computations of diluted earnings per share for both the three and six months ended June 30, 2013. The options’ exercise prices were greater than the average market price for the common stock and their effect would have been antidilutive.

10.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in Company accumulated other comprehensive income (loss) (AOCI) by component (net of income taxes) for the three and six month periods ended June 30, 2014 and 2013, are presented below:

(In thousands)	Foreign Currency Translation Adjustments	Defined Benefit Pension Plan Adjustments	Cash Flow Hedge Adjustments	Total
Balance at March 31, 2013	$(7,304)	$(34,635)	$122	$(41,817)
Other comprehensive income before reclassifications	(8,169)	—	(8)	(8,177)
Amounts reclassified from AOCI	—	865	(1)	864

Net current-period other comprehensive income	(8,169)	865	(9)	(7,313)

Balance at June 30, 2013	$(15,473)	$(33,770)	$113	$(49,130)

Balance at March 31, 2014	$(10,854)	$(18,262)	$118	$(28,998)
Other comprehensive income before reclassifications	3,742	—	—	3,742
Amounts reclassified from AOCI	—	410	1	411

Net current-period other comprehensive income	3,742	410	1	4,153

Balance at June 30, 2014	$(7,112)	$(17,852)	$119	$(24,845)

Balance at December 31, 2012	$(2,886)	$(35,498)	$134	$(38,250)
Other comprehensive income before reclassifications	(12,587)	—	(29)	(12,616)
Amounts reclassified from AOCI	—	1,728	8	1,736

Net current-period other comprehensive income	(12,587)	1,728	(21)	(10,880)

Balance at June 30, 2013	$(15,473)	$(33,770)	$113	$(49,130)

Balance at December 31, 2013	$(10,971)	$(18,672)	$115	$(29,528)
Other comprehensive income before reclassifications	3,859	—	—	3,859
Amounts reclassified from AOCI	—	820	4	824

Net current-period other comprehensive income	3,859	820	4	4,683

Balance at June 30, 2014	$(7,112)	$(17,852)	$119	$(24,845)

Information regarding the reclassifications out of AOCI for the three and six months periods ended June 30, 2014 and 2013, is displayed below:

(In thousands)	Amount Reclassified from AOCI (a)				Affected Line Item in Consolidated Statements of Income
AOCI Components	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Amortization of defined benefit pension actuarial losses	$(661)	$(1,377)	$(1,323)	$(2,754)	(b)
	251	512	503	1,026	Tax benefit

	$(410)	$(865)	$(820)	$(1,728)	Net of tax

Gains and losses on cash flow hedges:
Interest rate contracts	$(7)	$(9)	$(14)	$(19)	Interest, net
Foreign exchange contracts	3	8	5	5	Cost of sales

	(4)	(1)	(9)	(14)	Total before tax
	3	2	5	6	Tax benefit

	$(1)	$1	$(4)	$(8)	Net of tax

Total reclassifications for the period	$(411)	$(864)	$(824)	$(1,736)	Net of tax

(a)	Amounts in parentheses denote expense to statement of income.
(b)	This component of accumulated other comprehensive income is included in the computation of net periodic benefit cost (see Note 8 for additional details).

11.	SEGMENT REPORTING

The Company has three reportable segments: Surfactants, Polymers and Specialty Products. Segment operating results for the three and six months ended June 30, 2014 and 2013, are summarized below:

(In thousands)	Surfactants	Polymers	Specialty Products	Segment Totals
For the three months ended June 30, 2014
Net sales	$333,761	$148,270	$22,080	$504,111
Operating income	19,239	18,444	3,550	41,233

For the three months ended June 30, 2013
Net sales	$331,087	$121,325	$22,033	$474,445
Operating income	25,966	13,524	4,197	43,687

For the six months ended June 30, 2014
Net sales	$669,471	$267,377	$44,705	$981,553
Operating income	37,577	29,270	7,571	74,418

For the six months ended June 30, 2013
Net sales	$671,060	$217,323	$42,608	$930,991
Operating income	55,618	24,288	7,029	86,935

Below are reconciliations of segment operating income to consolidated income before income taxes:

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2014	2013	2014	2013
Operating income segment totals	$41,233	$43,687	$74,418	$86,935
Unallocated corporate expenses (1)	(4,319)	(7,818)	(14,981)	(22,772)

Total operating income	36,914	35,869	59,437	64,163
Interest expense, net	(3,021)	(2,329)	(5,978)	(4,508)
Loss from equity in joint ventures	(1,243)	(1,323)	(2,694)	(2,736)
Other, net	556	(17)	530	554

Consolidated income before income taxes	$33,206	$32,200	$51,295	$57,473

(1)	Unallocated corporate expenses primarily comprise corporate administrative expenses (e.g., corporate finance, legal, human resources, information systems and deferred compensation) that are not included in segment operating income and not used to evaluate segment performance.

12.	DEBT

At June 30, 2014, and December 31, 2013, debt comprised the following:

(In thousands)	Maturity Dates	June 30, 2014	December 31, 2013
Unsecured private placement notes
3.86%	2019-2025	$100,000	$100,000
4.86%	2017-2023	65,000	65,000
5.88%	2016-2022	40,000	40,000
5.69%	2014-2018	28,571	28,571
6.86%	2014-2015	8,570	8,570
Debt of foreign subsidiaries
Secured bank term loans, foreign currency	2014-2016	4,451	5,843
Unsecured bank debt, U.S. dollars	2014	699	998
Other loans, foreign currency	2014-2015	24,031	21,641

Total debt		$271,322	$270,623
Less current maturities		37,469	35,377

Long-term debt		$233,853	$235,246

The Company has a committed $125,000,000 multi-currency revolving credit agreement that expires in September 2017. The Company maintains standby letters of credit under its workers’ compensation insurance agreements and for other purposes, as needed from time to time, which are issued under the revolving credit agreement. As of June 30, 2014, the Company had outstanding letters of credit totaling $2,977,000 and no outstanding debt under this agreement. There was $122,023,000 available under the revolving credit agreement as of June 30, 2014. See Note 16 for a discussion regarding the July 2014 amendment to the revolving credit agreement.

The various loan agreements contain provisions which, among others, require maintenance of certain financial ratios and place limitations on additional debt, investments and payment of dividends. Based on the loan agreement provisions that place limitations on dividend payments, unrestricted retained earnings (i.e., retained earnings available for dividend distribution) were $169,741,000 and $148,467,000 at June 30, 2014 and December 31, 2013, respectively.

13.	OTHER, NET

Other, net in the consolidated statements of income included the following:

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2014	2013	2014	2013
Foreign exchange (loss)	$(93)	$(199)	$(298)	$(610)
Investment income	117	9	273	93
Realized and unrealized gain on investments	532	173	555	1,071

Other, net	$556	$(17)	$530	$554

14.	BUSINESS RESTRUCTURING

In the fourth quarter of 2013, the Company recorded a $1,040,000 restructuring charge related to an approved plan to reduce future costs and increase operating efficiencies by consolidating a portion of its North American Surfactants manufacturing operations (part of the Surfactants reportable segment). The Company plans to shut down certain production areas at its Canadian manufacturing site, which will result in the elimination of an estimated 20 North American positions. Production of affected products currently manufactured in Canada will be moved to U.S. plants. The restructuring effort is expected to be completed by the end of 2014. Below is a reconciliation of the beginning and ending balances of the restructuring liability:

(In thousands)	Severance Expense
Restructuring liability at December 31, 2013	$1,040
Amounts paid	(288)

Restructuring liability at March 31, 2014	$752
Amounts paid	—

Restructuring liability at June 30, 2014	$752

The remaining severance payments are expected to be made in the third and fourth quarters of 2014. Other restructuring costs for this approved plan are not expected to be material.

In connection with the planned business restructuring, the Company reduced the useful lives of the manufacturing assets in the affected areas of the Canadian plant. The effects of the change in the useful lives of the assets were accelerated depreciation expenses of $296,000 in 2013 and $918,000 and $1,825,000 for the three and six months ended June 30, 2014. No additional accelerated depreciation expense is expected to be incurred related to this restructuring. The depreciation expense was included in the cost of sales line of the consolidated statement of income.

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

The total acquisition purchase price was $68,212,000 cash, of which $61,067,000 was paid at closing and $7,145,000 primarily for inventory was paid over a three-month period (June 2013 through August 2013) pursuant to a transition services agreement with BMS. The acquisition was originally funded through the Company’s committed revolving credit agreement. Subsequent to closing on the acquisition, the Company completed a $100,000,000 private placement loan, which was used in part to finance the acquisition (see Note 12).

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

The following is second quarter and year-to-date 2013 pro forma financial information prepared under the assumption that the acquisition of the BMS North American polyester resins business occurred on January 1, 2012.

	Three Months Ended June 30	Six Months Ended June 30
(In thousands, except per share amounts)	2013	2013
Net Sales	$485,404	$957,812

Net Income Attributable to Stepan Company	$23,126	$42,461

Net Income Per Common Share Attributable to Stepan Company:
Basic	$1.02	$1.88

Diluted	$1.01	$1.85

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

16.	SUBSEQUENT EVENTS

On July 10, 2014, the Company amended its committed $125.0 million multi-currency revolving credit agreement to extend the maturity date of the credit agreement from September 20, 2017 to July 10, 2019. The amended agreement has terms and conditions that are substantially equivalent to those of the pre-amended agreement and the Company’s other U.S. loan agreements.

On July 15, 2014, the Company announced that it reached an agreement with Procter & Gamble do Brasil S.A. to acquire (through the Company’s Brazilian subsidiary) a sulfonation production facility in Bahia, Brazil, subject to approval by the Brazilian antitrust authorities and by the Industrial Development Superintendent of the State of Bahia, as well as other customary closing conditions. The facility is located in northeastern Brazil and has 30,000 metric tons of surfactants capacity. The acquisition will become a part of the Company’s Surfactants segment. This is synergistic with the Company’s existing Vespasiano, Brazil, plant, and provides an opportunity to serve growing northeastern Brazil. The transaction is projected to close in the third or fourth quarter of 2014. The acquisition is expected to have a minimal impact on the Company’s 2014 financial results.

17.	RECENT ACCOUNTING PRONOUNCEMENTS

In February 2013, the FASB issued Accounting Standards Update (ASU) No. 2013-04, Liabilities (Topic 405), Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date. This update requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date, as the sum of a) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and b) any additional amount the reporting entity expects to pay on behalf of its co-obligors. The update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The requirements of ASU No. 2013-04 are effective on a retrospective basis for interim and annual periods beginning after December 15, 2013. Because the Company has no applicable obligations resulting from joint and several liability arrangements, adoption of ASU No. 2013-04 had no impact on the Company’s financial position, results of operations or cash flows.

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740), Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The update clarifies that unrecognized tax benefits related to a net operating loss carryforward, or similar tax loss, or tax credit carryforward, should generally be presented in the financial statements as a reduction to a deferred tax asset. The requirements of ASU No. 2013-11 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The update allows for early adoption. The Company currently has no unrecognized tax benefits in jurisdictions where a net operating loss carryforward, or similar tax loss, or tax credit carryforward exists. The adoption of the new guidance had no impact on the Company’s financial position, results of operations or cash flows.

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The update amends the definition of a discontinued operation, changes the criteria for reporting discontinued operations and requires expanded disclosures for discontinued operations and new disclosures about disposal transactions that do not meet the discontinued operations criteria. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has or will have a major effect on an entity’s operations and financial results. The requirements of ASU No. 2014-08 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014, with early adoption permitted. Upon adoption of the ASU, the Company will assess discontinued operations using the new criteria and will provide the necessary disclosures for discontinued operations and other disposal activities. This ASU is not expected to have an effect on the Company’s financial position, results of operations or cash flows.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The standard, which is the result of a joint project by the FASB and the International Accounting Standards Board, outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. In addition, the ASU requires expanded disclosures about revenue recognition that enable the users of the financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. ASU No. 2014-09 supersedes most of the previous revenue recognition guidance. For public entities, the new guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. An entity may use either a full retrospective or a modified retrospective approach to adopt the requirements of the new standard. The Company will begin the process of determining the effects, if any, that adoption of ASU No. 2014-09 will have on Company financial position, results of operations and cash flows.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis (MD&A) of certain significant factors that have affected the Company’s financial condition and results of operations during the interim period included in the accompanying condensed consolidated financial statements.

The matters discussed in the MD&A include forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words, “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should” and similar expressions. Actual results may vary materially.

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

Overview

The Company produces and sells intermediate chemicals that are used in a wide variety of applications worldwide. The overall business comprises three reportable segments:

•	Surfactants – Surfactants, which accounted for 68 percent of consolidated net sales in the first half of 2014, are principal ingredients in consumer and industrial cleaning products such as detergents for washing clothes, dishes, carpets, floors and walls, as well as shampoos and body washes. Other applications include fabric softeners, germicidal quaternary compounds, lubricating ingredients, emulsifiers for spreading agricultural products and industrial applications such as latex systems, plastics and composites. Surfactants are manufactured at six North American sites (five in the U.S. and one in Canada), three European sites (United Kingdom, France and Germany), three Latin American sites (Mexico, Brazil and Colombia) and two Asian sites (Philippines and Singapore). The Company also holds a 50 percent ownership interest in a joint venture, TIORCO, LLC (TIORCO), that markets chemical solutions for increasing the production of crude oil and natural gas from existing fields (enhanced oil recovery or EOR). The joint venture is accounted for under the equity method, and its financial results are excluded from the Surfactants segment operating results. Sales and related profits of the Company’s surfactants to enhanced oil recovery customers are included in Surfactants segment results.

•

Polymers – Polymers, which accounted for 27 percent of consolidated net sales in the first half of 2014, include polyurethane polyols, polyester resins and phthalic anhydride. Polyurethane polyols are used in the manufacture of rigid foam for thermal insulation in the construction industry and are also a base raw material for coatings, adhesives, sealants and elastomers (collectively CASE products) and flexible foams. Polyester resins, which include liquid and powdered resins, are used in CASE and polyurethane systems house applications. Phthalic anhydride is used in unsaturated polyester resins, alkyd resins and plasticizers for applications in construction materials and components of automotive, boating and other consumer products. In addition, the Company uses phthalic anhydride internally in the production of polyols. In the U.S., polyurethane polyols and phthalic anhydride are manufactured at the Company’s Millsdale, Illinois, site and polyester resins are manufactured at the Company’s Columbus, Georgia, site. In Europe, polyols are manufactured at the Company’s subsidiaries in Germany and Poland. In Asia, polyols are currently toll produced for the Company’s 80-percent owned joint venture in Nanjing, China.

•	Specialty Products – Specialty Products, which accounted for 5 percent of consolidated net sales in the first half of 2014, include flavors, emulsifiers and solubilizers used in food, flavoring, nutritional supplement and pharmaceutical applications. Specialty Products are primarily manufactured at the Company’s Maywood, New Jersey, site and, in some instances, at outside contractors.

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

(In millions)	Income (Expense) For the Three Months Ended June 30
	2014	2013	Change
Deferred Compensation (Administrative expense)	$5.5	$3.6	$1.9	(1)
Realized/Unrealized Gains on Investments (Other, net)	0.5	0.2	0.3
Investment Income (Other, net)	—	—	—

Pretax Income Effect	$6.0	$3.8	$2.2

(In millions)	Income (Expense) For the Six Months Ended June 30
	2014	2013	Change
Deferred Compensation (Administrative expense)	$5.7	$(1.3)	$7.0	(1)
Realized/Unrealized Gains on Investments (Other, net)	0.5	1.0	(0.5)
Investment Income (Other, net)	0.2	0.1	0.1

Pretax Income Effect	$6.4	$(0.2)	$6.6

(1)	See the Corporate Expenses section of this management’s discussion and analysis for details regarding the quarter-over-quarter and year-over-year changes in deferred compensation expense.

Effects of Foreign Currency Translation

The Company’s foreign subsidiaries transact business and report financial results in their respective local currencies. As a result, foreign subsidiary income statements are translated into U.S. dollars at average foreign exchange rates appropriate for the reporting period. Because foreign exchange rates fluctuate against the U.S. dollar over time, foreign currency translation affects period-to-period comparisons of financial statement items (i.e., because foreign exchange rates fluctuate, similar period-to-period local currency results for a foreign subsidiary may translate into different U.S. dollar results). The following table presents the effects that foreign currency translation had on the quarter-over-quarter changes in consolidated net sales and various income line items for the three and six month periods ended June 30, 2014 and 2013:

	Three Months Ended June 30		Increase	Increase Due to Foreign
(In millions)	2014	2013	(Decrease)	Translation
Net Sales	$504.1	$474.4	$29.7	$3.2
Gross Profit	71.6	73.7	(2.1)	0.3
Operating Income	36.9	35.9	1.0	0.1
Pretax Income	33.2	32.2	1.0	0.2

	Six Months Ended June 30		Increase	Increase (Decrease) Due to Foreign
(In millions)	2014	2013	(Decrease)	Translation
Net Sales	$981.6	$931.0	$50.6	$1.5
Gross Profit	134.6	146.4	(11.8)	(0.1)
Operating Income	59.4	64.2	(4.8)	(0.2)
Pretax Income	51.3	57.5	(6.2)	0.1

RESULTS OF OPERATIONS

Three Months Ended June 30, 2014 and 2013

Summary

Net income attributable to the Company for the second quarter of 2014 increased seven percent quarter-over-quarter to $24.4 million, or $1.06 per diluted share, compared to $22.7 million, or $0.99 per diluted share, for the second quarter of 2013. Below is a summary discussion of the major factors leading to the quarter-over-quarter changes in net sales, profits and expenses. A detailed discussion of segment operating performance for the second quarter of 2014 follows the summary.

Consolidated net sales increased $29.7 million, or six percent, quarter over quarter. Higher average selling prices and the effects of foreign currency translation favorably affected the net sales change by $35.6 million and $3.2 million, respectively. A two percent decline in sales volume negatively affected the change in net sales by $9.1 million. The increase in average selling prices was primarily attributable to higher quarter-over-quarter raw material costs for Surfactants. The Surfactants segment accounted for the consolidated sales volume decrease. Surfactants sales volume declined eight percent largely due to reduced quarter-over-quarter volumes for North American operations. Sales volume for the Polymers segment increased 22 percent due to strong growth in North America and Europe as well to the contribution of the North American polyester resins business acquired from BMS in June 2013. Sales volume for Specialty Products was up less than one percent.

Operating income for the second quarter of 2014 increased $1.0 million, or three percent, over operating income reported for the same quarter of 2013. Gross profit declined $2.1 million, or three percent, mainly due to lower profits for Surfactants caused by lower sales volume and higher expenses for North American operations. The gross profit decrease for Surfactants was partially offset by a 26 percent quarter-over-quarter increase in gross profit for Polymers, primarily driven by the sales volume growth.

Operating expenses declined $3.2 million, or eight percent, between quarters. Deferred compensation accounted for $1.9 million of the decrease. The following summarizes the quarter-over-quarter changes in the individual income statement line items that comprise the Company’s operating expenses:

•	Administrative expenses declined $2.5 million, or 21 percent, quarter over quarter largely due to a $1.9 million increase in deferred compensation income. A decline in the value of Company common stock that was larger in the second quarter of 2014 than the decline occurring in the second quarter 2013 led to the quarter-over-quarter decline. See the ‘Overview’ and ‘Corporate Expenses’ sections of this MD&A for further details. Decreases in fringe benefit, patent maintenance and insurance expenses contributed to the lower administrative expenses.

•	Selling expenses declined $0.9 million, or seven percent, quarter over quarter. The decrease reflected lower fringe benefit and consulting expenses.

•	Research, development and technical service expenses (R&D) were up $0.2 million, or two percent, quarter over quarter.

Net interest expense for the second quarter of 2014 increased $0.7 million, or 30 percent, over net interest expense for the second quarter of last year. The increase reflected higher quarter-over-quarter average debt levels arising from the $100.0 million private placement note purchase agreement the Company executed in June 2013. The Company borrowed the funds to finance the second quarter 2013 Bayer MaterialScience (BMS) North American polyester resins acquisition, other capital expenditures and general corporate purposes.

Other, net was $0.6 million of income for the second quarter of 2014 compared to less than $0.1 million of expense for the second quarter of 2013. Investment income (including realized and unrealized gains and losses) for the Company’s deferred compensation and supplemental defined contribution mutual fund assets increased $0.5 million between quarters to $0.7 million in the second quarter of 2014 compared from $0.2 million in last year’s second quarter. Foreign exchange losses totaled $0.1 million for the second quarter of 2014 compared to $0.2 million for the same quarter a year ago.

The effective tax rate was 26.6 percent for the second quarter of 2014 compared to 29.6 percent for the second quarter of 2013. The decrease was primarily attributable to a greater percentage of consolidated income being generated outside the U.S. where the effective tax rates are generally lower. This decrease was partially offset by the expiration of the U.S. research and development tax credit and the small agri-biodiesel producer tax credit.

Segment Results

(In thousands)	Surfactants	Polymers	Specialty Products	Segment Results	Corporate	Total
For the three months ended June 30, 2014
Net sales	$333,761	$148,270	$22,080	$504,111	—	$504,111
Operating income	19,239	18,444	3,550	41,233	(4,319)	36,914
For the three months ended June 30, 2013
Net sales	$331,087	$121,325	$22,033	$474,445	—	$474,445
Operating income	25,966	13,524	4,197	43,687	(7,818)	35,869

Surfactants

Surfactants net sales for the second quarter of 2014 increased $2.7 million, or one percent, over net sales for the second quarter of 2013. Higher average selling prices, due largely to higher raw material costs, and the effects of foreign currency translation accounted for $27.5 million and $0.6 million, respectively, of the net sales improvement. An eight percent decline in sales volume negatively affected the net sales change by $25.4 million. All regions except Asia reported lower sales volumes between quarters. A quarter-over-quarter comparison of net sales by region follows:

(In thousands)	For the Three Months Ended		Increase	Percent
	June 30, 2014	June 30, 2013	(Decrease)	Change
North America	$203,003	$206,858	$(3,855)	-2
Europe	72,754	68,366	4,388	+6
Latin America	42,587	42,445	142	—
Asia	15,417	13,418	1,999	+15

Total Surfactants Segment	$333,761	$331,087	$2,674	+1

Net sales for North American operations declined two percent due to an eleven percent decrease in sales volume and the effects of foreign currency translation, which negatively affected the quarter-over-quarter change in net sales by $22.7 million and $0.9 million, respectively. Decreased sales of products used in laundry and cleaning, personal care, agricultural chemical and biodiesel applications accounted for the North American sales volume decline. These decreases in sales volumes were partially offset by sales volume growth for products used in oil field and household, industrial and institutional applications. The declines in laundry and cleaning and personal care sales volumes were primarily attributable to customers bringing surfactant production in-house to more fully utilize their internal capacity. The lower agricultural chemical sales volume reflected lower customer demand resulting from a spring planting season that was shortened due to prolonged winter weather in parts of the U.S. The Company chose not to sell and manufacture biodiesel products in the second quarter of 2014 because to do so would not have been economically advantageous. Average selling prices increased eleven percent, which offset the effects of the sales volume decline and unfavorable foreign currency translation by $19.7 million. Higher quarter-over-quarter raw material costs led to the increase in average selling prices.

Net sales for European operations increased six percent due to the effects of foreign currency translation and a two percent increase in average selling prices, which accounted for $4.5 million and $1.6 million, respectively, of the quarter-over-quarter net sales growth. A stronger European euro and British pound sterling versus the U.S. dollar led to the favorable translation impact. A more favorable mix of sales along with some recouping of raw material cost increases led to the higher average selling prices. Sales volume declined two percent between quarters, which negatively affected the quarter-over-quarter net sales change by $1.7 million. The decline in sales volume reflected lower demand for laundry and cleaning and personal care products. Higher agricultural chemical sales volume and increased sales of general surfactants sold through distributors partially offset the volume declines for laundry and cleaning and personal care products.

Net sales for Latin American operations increased less than one percent between quarters. The effect of a 12 percent increase in average selling prices, which favorably affected the quarter-over-quarter net sales change by $4.9 million, was mostly offset by a six percent decline in sales volume and the effects of foreign currency translation, which negatively affected the quarter-over-quarter net sales change by $2.6 million and $2.2 million, respectively. The selling price increase was largely due to the recovery of higher raw material costs. The sales volume decline reflected a temporary plant shutdown at a large customer and decreased agricultural chemical sales due to drought conditions in Brazil. The foreign currency translation effect resulted from the quarter-over-quarter weakening of the Brazilian real and Colombian and Mexican pesos against the U.S. dollar.

Net sales for Asian operations increased 15 percent due to a four percent increase in sales volume and increased average selling prices partially offset by $0.8 million of unfavorable foreign currency translation effect.

Surfactants operating income for the second quarter of 2014 declined $6.7 million, or 26 percent, from operating income for the second quarter of 2013. Gross profit decreased $7.5 million principally due to lower sales volume and higher expenses in North America. The effect of higher average raw material costs was largely offset by selling price increases. Operating expenses declined $0.8 million, or three percent. Quarter-over-quarter comparisons of gross profit by region and total segment operating expenses and operating income follow:

(In thousands)	For the Three Months Ended		Increase	Percent
	June 30, 2014	June 30, 2013	(Decrease)	Change
Gross Profit
North America	$23,357	$33,461	$(10,104)	-30
Europe	7,024	6,563	461	+7
Latin America	4,739	6,398	(1,659)	-26
Asia	5,726	1,908	3,818	+200

Surfactants Segment Gross Profit	$40,846	$48,330	$(7,484)	-15
Operating Expenses	21,607	22,364	(757)	-3

Operating Income	$19,239	$25,966	$(6,727)	-26

North American gross profit declined 30 percent quarter over quarter due to lower sales volume and higher expenses. Manufacturing costs were up $2.1 million quarter over quarter largely due to carryover maintenance projects from the severe winter weather in the first quarter of 2014. The Company also incurred additional transportation expenses due to sulfonation production issues at its Anaheim, California, plant, which resulted in shifting production to other locations. The Company’s Canadian plant recognized $0.9 million of accelerated depreciation related to the restructuring plan approved in the fourth quarter of 2013. No further accelerated depreciation is expected to be recognized in connection with the restructuring. It is expected that the savings from this restructuring initiative will begin in the second half of 2014, with a full annual run rate of approximately $2.5 million.

Gross profit for European operations increased seven percent quarter over quarter. A more favorable mix of sales and a $0.4 million favorable foreign currency translation effect more than offset the impact of a two percent decline in sales volume.

Gross profit for Latin American operations declined 26 percent due to a less favorable mix of sales, a six percent decline in sales volume and an unfavorable $0.3 million foreign currency translation impact. The change in sales mix and lower sales volume were largely due to the decline in agricultural chemical sales resulting from drought conditions in Brazil.

The quarter-over-quarter increase in gross profit for Asian operations was primarily driven by increased methyl esters sales volume shipped from the region’s Singapore location to the U.S.

Operating expenses for the Surfactants segment declined $0.8 million, or three percent, quarter over quarter. Lower selling and R&D expenses for North American operations ($0.5 million and $0.4 million, respectively) accounted for the decline. With respect to selling expenses, 2013 results included consulting fees that did not recur in 2014. Lower fringe benefits, largely due to reduced incentive pay expenses, also contributed. The decline in R&D expenses was attributable to lower expenses for outside services and fringe benefits.

Polymers

Polymers net sales for the second quarter of 2014 increased $26.9 million, or 22 percent, over net sales for the same quarter of 2013. A 22 percent increase in sales volume and the effects of foreign currency translation accounted for $27.3 million and $2.4 million, respectively, of the quarter-over-quarter net sales improvement. North American and European operations posted strong growth between quarters. Average selling prices declined, which negatively impacted the net sales change by $2.8 million. A quarter-over-quarter comparison of net sales by region follows:

(In thousands)	For the Three Months Ended			Percent
	June 30, 2014	June 30, 2013	Increase	Change
North America	$94,022	$74,534	$19,488	+26
Europe	46,105	39,542	6,563	+17
Asia and Other	8,143	7,249	894	+12

Total Polymers Segment	$148,270	$121,325	$26,945	+22

Net sales for North American operations increased 26 percent due to a 29 percent increase in sales volume. Specialty polyols, which includes the polyester resin business acquired from BMS in June 2013, accounted for about half of the sales volume increase. Sales volume for polyols used in rigid foam applications improved 19 percent, mostly due to an improving economy and to the positive effects of recommendations to use more insulation to conserve energy. Also, the protracted inclement winter weather in the first quarter of the year resulted in additional second quarter demand due to a late start to the construction season (pushing first quarter business to the second quarter) and to an increase in the quantity of weather-related roofing repairs and replacements. Sales volume of phthalic anhydride declined eight percent due to lost sales at a large customer.

Net sales for European operations increased 17 percent due to a 16 percent increase in sales volume. Demand for the Company’s polyol products used in rigid insulation board and metal panels remained strong due to local regulations aimed at increasing energy conservation and to heightened interest in energy-efficient insulation materials. A $2.6 million favorable foreign currency translation effect was offset by a decline in average selling prices.

Net sales for Asia and Other regions increased 12 percent quarter over quarter due to higher average selling prices resulting from a more favorable mix of sales.

Currently the Company supplies its customers in China and other parts of Asia with product imported from other Company sites and from local manufacturers. This sourcing is expected to continue until a new plant in China is operational, which is currently projected to be in the first half of 2016.

Polymers operating income for the second quarter of 2014 increased $4.9 million, or 36 percent, over operating income for last year’s second quarter. Gross profit increased $5.2 million quarter-over-quarter, due to the 22 percent increase in sales volume. All segment regions contributed to the profit improvement. Operating expenses increased $0.3 million, or five percent. Quarter-over-quarter comparisons of gross profit by region and total segment operating expenses and operating income follow:

	For the Three Months Ended			Percent
(In thousands)	June 30, 2014	June 30, 2013	Increase	Change
Gross Profit
North America	$17,773	$14,970	$2,803	+19
Europe	6,794	5,259	1,535	+29
Asia and Other	589	(289)	878	NM

Polymers Segment Gross Profit	$25,156	$19,940	$5,216	+26
Operating Expenses	6,712	6,416	296	+5

Operating Income	$18,444	$13,524	$4,920	+36

Gross profit for North American operations increased 19 percent due to the 29 percent increase in sales volume. The polyester resins business acquired from BMS in June 2013 accounted for over half of the quarter-over-quarter gross profit improvement due to three months of activity being included in 2014 second quarter financial results compared to one month in the second quarter of 2013.

Gross profit for European operations increased 29 percent primarily due to the 16 percent increase in sales volume. A $0.4 million favorable foreign currency translation effect also contributed to the gross profit increase.

The increase in gross profit for Asia and Other regions was largely due to $0.5 million of accelerated depreciation charged in the second quarter of 2013 that did not recur in 2014. The accelerated depreciation reflected the winding down of manufacturing operations at the Company’s Nanjing, China, plant. A more favorable mix of sales also contributed to the gross profit improvement.

Operating expenses for the Polymers segment were up $0.3 million, or five percent, quarter over quarter. The increase reflected higher marketing expenses and the effects of foreign currency translation.

Specialty Products

Net sales for the second quarter of 2014 approximated net sales for the second quarter of 2013. Sales volume was also unchanged between quarters as increased sales volume for food ingredient products was offset by decreased sales volumes for products used in nutritional supplement, flavoring and pharmaceutical applications. Operating income declined $0.6 million, or 15 percent, quarter over quarter due to the timing of pharmaceutical orders and to higher operating expenses.

Corporate Expenses

Corporate expenses, which comprise operating expenses that are not allocated to the reportable segments, declined $3.5 million to $4.3 million for the second quarter of 2014 from $7.8 million for the same quarter of 2013. The quarter-over-quarter decline in corporate expenses was primarily attributable to an increase in deferred compensation income ($1.9 million) and decreases in patent ($0.5 million), fringe benefit ($0.5 million) and insurance ($0.3 million) expenses. The increase in deferred compensation income ($5.5 million of income for the second quarter of 2014 compared to $3.6 million of income for the second quarter of 2013) reflected an

$11.70 per share 2014 second quarter decline in the value of Company stock, to which a substantial portion of the deferred compensation obligation is tied, compared to a second quarter 2013 decline of $7.49 per share. The following table presents the quarter end Company common stock market prices used in the computation of deferred compensation expense:

	2014		2013
	June 30	March 31	June 30	March 31
Company Stock Price	$52.86	$64.56	$55.61	$63.10

Six Months Ended June 30, 2014 and 2013

Summary

Net income attributable to the Company for the first half of 2014 declined 11 percent year-over-year to $37.4 million, or $1.63 per diluted share, compared to $41.8 million, or $1.82 per diluted share, for the first half of 2013. The current year’s financial results were negatively impacted by weaker first quarter 2014 earnings largely due to the effects of protracted severe winter weather in the U.S. Below is a summary discussion of the major factors leading to the year-over-year changes in net sales, profits and expenses. A detailed discussion of segment operating performance for the first half of 2014 follows the summary.

Consolidated net sales increased $50.6 million, or five percent, between years. Higher average selling prices and the effects of foreign currency translation favorably affected the net sales change by $68.9 million and $1.5 million, respectively. A two percent decline in sales volume negatively affected the net sales change by $19.8 million. The increase in average selling prices was attributable to higher year-over-year raw material costs for Surfactants. The Surfactants segment accounted for the consolidated sales volume decrease. Surfactants sales volume declined seven percent largely due to reduced volumes for North American operations. Sales volume for the Polymers segment increased 22 percent due to strong growth in North America and Europe as well to the contribution of the North American polyester resins business acquired from BMS in June 2013. Sales volume for Specialty Products declined four percent.

Operating income for the first half of 2014 declined $4.7 million, or seven percent, from operating income reported for the first half of 2013. Gross profit decreased $11.8 million, or eight percent, largely due to lower profits for Surfactants mainly driven by lower sales volume and higher expenses for operations in North America. The drop in gross profit for Surfactants was partially offset by a 16 percent increase in gross profit for Polymers.

Operating expenses declined $7.1 million, or nine percent, year over year. Deferred compensation expense accounted for $7.0 million of the decrease. The following summarizes the year-over-year changes in the individual income statement line items that comprise the Company’s operating expenses:

•	Administrative expenses declined $7.4 million, or 24 percent, year over year due to a $7.0 million reduction in deferred compensation expense. A first half 2014 decrease in the value of Company stock compared to a first half 2013 increase in the value of Company common stock led to the year-over-year decline in deferred compensation expense. See the ‘Overview’ and ‘Corporate Expenses’ sections of this MD&A for further details.

•	Selling expenses declined $0.5 million, or two percent, year over year.

•	Research, development and technical service expenses (R&D) were up $0.8 million, or four percent, year over year. About half of the increase was attributable to the write-off of design and engineering costs for a lab upgrade capital project that the Company decided not to pursue.

Net interest expense for the first half of 2014 increased $1.5 million, or 33 percent, over net interest expense for the first half of 2013. The increase reflected higher average debt levels arising from the $100.0 million private placement note purchase agreement the Company executed in June 2013. The Company borrowed the funds to finance the second quarter 2013 BMS North American polyester resins acquisition, other capital expenditures and general corporate purposes.

Other, net for the first half of 2014 was $0.5 million income, which was essentially the same as last year’s first half. Foreign exchange losses were down $0.3 million between years, and investment income for the Company’s deferred compensation and supplemental defined contribution mutual fund assets (including realized and unrealized gains and losses) was down by $0.3 million.

The effective tax rate was 27.1 percent for the first half of 2014 compared to 27.5 percent for the first half of 2013. The decrease was primarily attributable to a greater percentage of consolidated income being generated outside the U.S. where the effective tax rates are generally lower. This decrease was mostly offset by the expiration of the U.S. research and development tax credit and the small agri-biodiesel producer tax credit.

Segment Results

(In thousands)	Surfactants	Polymers	Specialty Products	Segment Results	Corporate	Total
For the six months ended June 30, 2014
Net sales	$669,471	$267,377	$44,705	$981,553	—	$981,553
Operating income	37,577	29,270	7,571	74,418	(14,981)	59,437

For the six months ended June 30, 2013
Net sales	$671,060	$217,323	$42,608	$930,991	—	$930,991
Operating income	55,618	24,288	7,029	86,935	(22,772)	64,163

Surfactants

Surfactants net sales for the first half of 2014 declined $1.6 million, or less than one percent, from net sales for the first half of 2013. A seven percent drop in sales volume mainly attributable to North American operations and the effects of foreign currency translation accounted for $47.4 million and $2.4 million, respectively, of the net sales decline. An increase in average selling prices favorably affected the net sales change by $48.2 million. A year-over-year comparison of net sales by region follows:

(In thousands)	For the Six Months Ended		Increase	Percent
	June 30, 2014	June 30, 2013	(Decrease)	Change
North America	$411,427	$418,320	$(6,893)	-2
Europe	148,112	146,549	1,563	+1
Latin America	81,294	80,647	647	+1
Asia	28,638	25,544	3,094	+12

Total Surfactants Segment	$669,471	$671,060	$(1,589)	—

Net sales for North American operations declined two percent due to an 11 percent decrease in sales volume and the unfavorable effects of foreign currency translation, which accounted for $47.2 million and $2.2 million, respectively, of the decline in net sales. Decreased sales of products used in biodiesel, laundry and cleaning, personal care and agricultural chemical applications accounted for the North American sales volume decline. These sales volume decreases were partially offset by sales volume growth for products used in oil field and household, industrial and institutional applications and for surfactants sold through distributors. The Company chose not to manufacture and sell biodiesel products in the first half of 2014 because to do so would not have been economically advantageous. The decline in laundry and cleaning and personal care sales volume was largely attributable to the severe winter weather that caused production issues at some Company and customer manufacturing facilities and to customers bringing surfactant production in-house to more fully utilize their internal capacity. The decline in agricultural chemical sales volume reflected lower customer demand resulting from a spring planting season that was shortened due to prolonged winter weather in parts of the U.S. Average selling prices increased 11 percent, which offset the effects of the sales volume decline and unfavorable foreign currency translation by $42.5 million. Higher year-over-year raw material costs led to the higher average selling prices.

Net sales for European operations increased one percent due to an $8.3 million favorable effect of foreign currency translation. Both the European euro and British pound sterling strengthened against the U.S. dollar year over year. Sales volume declined four percent, which offset the impact of currency translation by $6.2 million. A less than one percent decrease in average selling prices had a $0.5 million negative effect on the year-over-year change in net sales. The decline in sales volume reflected lower demand for laundry and cleaning and personal care products as well as some lost business resulting from competitive pricing situations. Sales volumes for functional surfactants, primarily agricultural and emulsion polymers and foamers products, were up year over year.

Net sales for Latin American operations increased one percent due to a seven percent increase in average selling prices and a one percent increase in sales volume, which accounted for $6.0 million and $1.0 million, respectively, of the year-over-year net sales change. Higher raw material costs led to the increase in average selling prices. The year-over-year sales volume change was tempered by lower second quarter-over-quarter sales volume resulting from a temporary plant shutdown at a large customer and decreased agricultural chemical sales due to drought conditions in Brazil. The effects of foreign currency translation negatively affected the change in net sales by $6.4 million. The foreign currency translation effect resulted from the quarter-over-quarter weakening of the Brazilian real and the Colombian and Mexican pesos against the U.S. dollar.

Net sales for Asian operations increased 12 percent due to a six percent increase in sales volume and increased average selling prices partially offset by $2.0 million of unfavorable foreign currency translation effect.

Surfactants operating income for the first half of 2014 declined $18.0 million, or 32 percent, from operating income for the first half of 2013. Gross profit decreased $18.3 million principally due to lower sales volume and higher expenses in North America. Foreign currency translation contributed $0.7 million to the gross profit decline. Operating expenses declined $0.3 million, or one percent. Year-over-year comparisons of gross profit by region and total segment operating expenses and operating income follow:

(In thousands)	For the Six Months Ended		Increase	Percent
	June 30, 2014	June 30, 2013	(Decrease)	Change
Gross Profit
North America	$48,330	$72,935	$(24,605)	-34
Europe	14,360	13,432	928	+7
Latin America	10,042	11,890	(1,848)	-16
Asia	8,922	1,721	7,201	+418

Surfactants Segment Gross Profit	$81,654	$99,978	$(18,324)	-18
Operating Expenses	44,077	44,360	(283)	-1

Operating Income	$37,577	$55,618	$(18,041)	-32

North American gross profit declined 34 percent due to reduced sales volume and higher expenses. Manufacturing costs were up $6.2 million year over year largely due to increased maintenance and utility costs caused by prolonged inclement winter weather. The Company also incurred additional transportation expenses due to the transfer of some production in weather-affected locations to other less impacted North American plants and to sulfonation production issues at its Anaheim, California, plant, which also resulted in shifting production to other locations. In addition to the foregoing, the Company recognized $1.8 million of accelerated depreciation in the first half of the current year related to the North American restructuring plan approved in the fourth quarter of 2013. No further accelerated depreciation is expected to be recognized in connection with the restructuring.

Gross profit for European operations increased seven percent year over year. A more favorable mix of sales, lower material costs and a $0.7 million favorable foreign currency translation effect more than offset the impact of a four percent decline in sales volume.

Gross profit for Latin American operations declined 16 percent due to a less favorable mix of sales, higher raw material costs and an unfavorable $1.0 million foreign currency translation impact that more than offset the effect of a one percent increase in sales volume.

The quarter-over-quarter increase in gross profit for Asian operations was driven by increased sales volume, including increased shipments of methyl esters from Singapore to the U.S.

Operating expenses for the Surfactants segment were down $0.3 million, or one percent, between years. The expense decrease was attributable to lower selling expenses and to the effects of foreign currency translation.

Polymers

Polymers net sales for the first half of 2014 increased $50.1 million, or 23 percent, over net sales for the same period of 2013. A 22 percent increase in sales volume and the effects of foreign currency translation accounted for $46.9 million and $3.5 million, respectively, of the year-over-year net sales improvement. The increase in sales volume was attributable to solid growth for North American and European operations. A decline in average selling prices had a $0.3 million negative impact on the net sales change. A year-over-year comparison of net sales by region follows:

(In thousands)	For the Six Months Ended			Percent
	June 30, 2014	June 30, 2013	Increase	Change
North America	$167,707	$134,593	$33,114	+25
Europe	87,781	72,592	15,189	+21
Asia and Other	11,889	10,138	1,751	+17

Total Polymers Segment	$267,377	$217,323	$50,054	+23

Net sales for North American operations increased 25 percent due to a 23 percent increase in sales volume. Specialty polyols, which includes the polyester resin business acquired from BMS in June 2013, accounted for about 68 percent of the sales volume increase. Sales volume for polyols used in rigid foam applications improved 13 percent, principally due to an improved construction economy and to the positive effects of recommendations to use more insulation to conserve energy. Sales volume of phthalic anhydride declined nine percent due to lost sales at a large customer.

Net sales for European operations increased 21 percent due to a 22 percent increase in sales volume and to the effects of foreign currency translation, which accounted for $16.0 million and $3.7 million, respectively, of the net sales improvement. Strong demand continued for the Company’s polyol products used in rigid insulation board and metal panels. Average selling prices declined five percent, which reduced the year-over-year net sales improvement by $4.5 million.

Net sales for Asia and Other regions increased 17 percent between years due to a three percent increase in sales volume, higher average selling prices and a more favorable sales mix.

Polymers operating income for the first half of 2014 increased $5.0 million, or 21 percent, over operating income for the first half of 2013. Gross profit increased $5.9 million year over year due to a 22 percent increase in sales volume. Operating expenses increased $0.9 million, or eight percent. Year-over-year comparisons of gross profit by region and total segment operating expenses and operating income follow:

(In thousands)	For the Six Months Ended			Percent
	June 30, 2014	June 30, 2013	Increase	Change
Gross Profit
North America	$29,207	$26,381	$2,826	+11
Europe	12,315	10,396	1,919	+18
Asia and Other	899	(286)	1,185	NM

Polymers Segment Gross Profit	$42,421	$36,491	$5,930	+16
Operating Expenses	13,151	12,203	948	+8

Operating Income	$29,270	$24,288	$4,982	+21

Gross profit for North American operations increased 11 percent due to the 23 percent increase in sales volume. Specialty polyols, which includes the polyester resin business acquired from BMS in June 2013, accounted for most of the year-over-year gross profit improvement due to six months of the new polyester resin activity being included in the 2014 financial results compared to one month in the 2013 results. The year-over-year gross profit change was tempered by reduced contribution from phthalic anhydride sales, particularly for the first quarter of 2014 when higher costs negatively impacted the product’s sales margin.

Gross profit for European operations increased eighteen percent due to the 22 percent increase in sales volume and a $0.6 million favorable effect of foreign currency translation. Selling price reductions and higher manufacturing expenses partially offset the effect of the improved sales volume.

The increase in gross profit for Asia and Other regions was largely due to $0.6 million of accelerated depreciation charged in the first half of 2013 that did not recur in 2014, a more favorable mix of sales and increased sales volume. The accelerated depreciation reflected the winding down of manufacturing operations at the Company’s Nanjing, China, plant.

Operating expenses for the Polymers segment were up $0.9 million, or eight percent, between years. Increased selling expense for North American and European operations ($0.2 million each), increased R&D expense for North American operations ($0.2 million) and the effects of foreign currency translation ($0.2 million) accounted for most of the higher year-over-year operating expenses.

Specialty Products

Net sales for the first half of 2014 increased $2.1 million, or five percent, over net sales for the same period of 2013. Sales volume declined four percent primarily due to reduced sales of products used in flavoring applications. Selling price increases for food ingredient and nutritional supplement products more than offset the effect of the sales volume decline. Operating income increased $0.5 million, or eight percent, principally due to higher selling prices.

Corporate Expenses

Corporate expenses declined $7.8 million to $15.0 million for the first half of 2014 from $22.8 million for the same period of 2013. The decline in corporate expenses was principally the result of a $7.0 million decrease in deferred compensation expense ($5.7 million of income for the first half of 2014 compared to $1.3 million of expense for the first half of 2013). A first half 2014 decrease ($12.77 per share) in the value of Company stock compared to a first half 2013 increase ($0.07 per share) in the value of Company common stock led to the year-over-year decline in deferred compensation expense. The following table presents the quarter end Company common stock market prices used in the computation of deferred compensation expense:

	2014	2013		2012
	June 30	December 31	June 30	December 31
Company Stock Price	$52.86	$65.63	$55.61	$55.54

Decreases in fringe benefit and insurance expenses contributed to the year-over-year decline in corporate expenses.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 2014, operating activities were a cash source of $15.0 million versus a source of $41.8 million for the comparable period in 2013. For the current year period, investing cash outflows totaled $42.4 million and financing activities consumed $9.9 million. Cash decreased by $36.9 million with exchange rates increasing cash by $0.4 million.

For the current year-to-date, net income was down by $4.3 million and working capital consumed $22.4 million more than for the comparable year-ago period. Cash outflows for investing activities were down by $65.9 million year over year. Cash flow for financing activities was a use of $9.9 million in 2014 compared to a source of $99.3 million in 2013.

For the current year-to-date, accounts receivable were a use of $39.1 million compared to a use of $49.2 million for the comparable period in 2013. Inventories were a use of $30.6 million in 2014 versus a use of $4.0 million in 2013. Accounts payable and accrued liabilities were a source of $16.5 million in 2014 compared to a source of $29.5 million for the same period in 2013.

Working capital requirements were higher during the first half of 2014, compared to the same period in 2013 due mainly to a larger increase in inventory quantities year over year combined with rising raw material costs in 2014 versus falling raw material costs in 2013. The Company’s working capital investment is heavily influenced by the cost of crude oil and natural oils, from which many of its raw materials are derived. Fluctuations in raw material costs translate directly to inventory carrying costs and indirectly to customer selling prices and accounts receivable.

The year-to-date accounts receivable increase was driven mainly by higher selling prices, partially offset by improved accounts receivable turnover since year-end. The year-to-date inventory cash use was driven mainly by higher quantities to support customer service levels for the U.S. The Company has not changed its own payment practices related to its payables. It is management’s opinion that the Company’s liquidity is sufficient to provide for potential increases in working capital during 2014.

Investing cash outflows for the current year-to-date included capital expenditures of $39.1 million compared to $42.0 million for the comparable period last year. Other investing activities consumed $3.4 million in 2014 versus $3.7 million in 2013.

For 2014, the Company estimates that capital expenditures will range from $100 million to $110 million including capacity expansions in Brazil, Germany, Singapore and the United States.

The Company purchases its common shares in the open market from time to time to fund its own benefit plans and also to mitigate the dilutive effect of new shares issued under its benefit plans. The Company may also make open market repurchases as cash flows permit. For the six months of 2014, the Company purchased 89,868 shares in the open market at a total cost of $4.9 million. At June 30, 2014, there were 868,444 shares remaining under the current share repurchase authorization.

As of June 30, 2014, the Company’s cash and cash equivalents totaled $96.4 million, including $21.9 million in two separate U.S. money market funds, each of which was rated AAA by Standard and Poor’s and Aaa by Moody’s. Cash in U.S. demand deposit accounts totaled $20.3 million and cash of the Company’s non-U.S. subsidiaries held outside the U.S. totaled $54.2 million at June 30, 2014.

Consolidated balance sheet debt increased by $0.7 million for the current year-to-date, from $270.6 million to $271.3 million. Since last year-end, foreign debt increased by $0.7 million and domestic debt was unchanged. Net debt (which is defined as total debt minus cash) increased by $37.6 million for the current year-to-date, from $137.3 million to $174.9 million. As of June 30, 2014, the ratio of total debt to total debt plus shareholders’ equity was 31.6 percent compared to 32.8 percent at December 31, 2013. As of June 30, 2014, the ratio of net debt to net debt plus shareholders’ equity was 23.0 percent compared to 19.9 percent at December 31, 2013.

At June 30, 2014, the Company’s debt included $242.1 million of unsecured private placement loans with maturities extending from 2014 through 2025. These loans are the Company’s primary source of long-term debt financing and are supplemented by bank credit facilities to meet short and medium-term needs.

On July 10, 2014, the Company amended the committed $125.0 million multi-currency five-year revolving credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and four U.S. banks named as lenders thereunder. The credit agreement allows the Company to make unsecured borrowings, as requested from time to time, for working capital and other corporate purposes. The amendment extends the maturity date of the 2012 Agreement from September 20, 2017 to July 10, 2019. This unsecured facility is the Company’s primary source of short-term borrowings with terms and conditions that are substantially equivalent to those of the Company’s other U.S. loan agreements. As of June 30, 2014, the Company had outstanding letters of credit of $3.0 million under the credit agreement and no borrowings, with $122.0 million remaining available. The Company anticipates that cash from operations, committed credit facilities and cash on hand will be sufficient to fund anticipated capital expenditures, working capital, dividends and other planned financial commitments for the foreseeable future.

Certain foreign subsidiaries of the Company maintain term loans and short-term bank lines of credit in their respective local currencies to meet working capital requirements as well as to fund capital expenditure programs and acquisitions. At June 30, 2014, the Company’s European subsidiaries had bank term loans of $4.5 million with maturities through 2016 and short-term bank debt of $24.0 million with remaining short-term borrowing capacity of $12.0 million. The Company’s Latin American subsidiaries had no short-term bank debt with $16.8 million of unused short-term borrowing capacity. The Company’s Philippine subsidiary had $0.7 million of short-term bank loans, which were guaranteed by the Company, with $7.3 million of unused borrowing capacity. The Company’s majority-owned joint venture in China had no short-term bank debt, with unused borrowing capacity of $6.5 million, on bank credit lines guaranteed by the Company.

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

The Company believes it was in compliance with all of its loan agreements as of June 30, 2014. Based on current projections, the Company believes it will be in compliance with its loan agreements throughout 2014.

ENVIRONMENTAL AND LEGAL MATTERS

The Company is subject to extensive federal, state and local environmental laws and regulations. Although the Company’s environmental policies and practices are designed to ensure compliance with these laws and regulations, future developments and increasingly stringent environmental regulation could require the Company to make additional unforeseen environmental expenditures. The Company will continue to invest in the equipment and facilities necessary to comply with existing and future regulations. During the first six months of 2014 and 2013, the Company’s expenditures for capital projects related to the environment were $1.8 million and $2.6 million, respectively. These projects are capitalized and depreciated over their estimated useful lives, which are typically 10 years. Recurring costs associated with the operation and maintenance of facilities for waste treatment and disposal and managing environmental compliance in ongoing operations at the Company’s manufacturing locations were $9.6 million and $8.6 million for the six months ended June 30, 2014 and 2013, respectively. While difficult to project, it is not anticipated that these recurring expenses will increase significantly in the future.

Over the years, the Company has received requests for information related to or has been named by the government as a potentially responsible party at a number of waste disposal sites where cleanup costs have been or may be incurred under CERCLA and similar state statutes. In addition, damages are being claimed against the Company in general liability actions for alleged personal injury or property damage in the case of some disposal and plant sites. The Company believes that it has made adequate provisions for the costs it may incur with respect to the sites. It is the Company’s accounting policy to record liabilities when environmental assessments and/or remedial efforts are probable and the cost or range of possible costs can be reasonably estimated. When no amount within the range is a better estimate than any other amount, the minimum is accrued. Some of the factors on which the Company bases its estimates include information provided by feasibility studies, potentially responsible party negotiations and the development of remedial action plans. After partial remediation payments at certain sites, the Company has estimated a range of possible environmental and legal losses of $10.1 million to $29.1 million at June 30, 2014, compared to $9.7 million to $28.9 million at December 31, 2013. At June 30, 2014, and December 31, 2013, the Company’s accrued liability for such losses, which represented the Company’s best estimate within the estimated range of possible environmental and legal losses, was $15.1 million and $14.7 million, respectively. During the first six months of 2014, cash outlays related to legal and environmental matters approximated $0.5 million compared to $1.3 million for the first six months of 2013.

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

ACQUISITION AGREEMENT

On July 15, 2014, the Company announced that it reached an agreement with Procter & Gamble do Brasil S.A. to acquire (through the Company’s Brazilian subsidiary) a sulfonation production facility in Bahia, Brazil, subject to approval by the Brazilian antitrust authorities and by the Industrial Development Superintendent of the State of Bahia, as well as other customary closing conditions. The facility is located in northeastern Brazil and has 30,000 metric tons of capacity. The acquisition is expected to expand the Company’s capabilities in Brazil, which is the world’s fifth most populous country and has a growing middle class. As the country’s usage of laundry products transitions from soap bars to powders to liquids, surfactant use expands. Surfactants used in functional applications, including the large Brazilian agricultural industry, are also increasing. Brazil is a strategic priority for Stepan. This acquisition is synergistic with the Company’s existing Vespasiano, Brazil, plant and provides an opportunity to serve growing northeastern Brazil. The transaction is projected to close in the third or fourth quarter of 2014. The acquisition is expected to have a minimal impact on the Company’s 2014 financial results. Financial terms of the transaction were not disclosed.

OUTLOOK

The second quarter had its share of challenges, but by delivering on its strategic initiatives the Company matched prior year earnings. As previously communicated, the lower first quarter earnings will make it difficult to exceed 2013 full year earnings from operations.

The challenges to our Surfactant business in North America are expected to continue for the remainder of the year. Consumer product volumes are expected to be down due to greater use of internal capacity by customers. The North America agricultural market had a slow start and is expected to have a down year. The Brazil agricultural market is expected to improve in the second half. Contributions from EOR and efficiency projects should improve in the second half.

Polymers should continue to deliver strong volume growth globally. Improving economies in the U.S. and Europe as well as greater use of insulation, should contribute to full year Polymer growth. The North American polyester resin business purchased from BMS is fully integrated and is expected to deliver income as projected.

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

Item 4 – Controls and Procedures

a.	Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures as of the end of the most recent fiscal quarter covered by this Form 10-Q, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) were effective as of June 30, 2014.

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

Item 1A – Risk Factors

There have been no material changes from the risk factors disclosed in the Company’s 2013 Annual Report on Form 10-K.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April	2,831		$59.98	—	—
May	80,429	(a)	$54.15	—	—
June	—		—	—	—

(a)	Includes 572 shares of Company common stock tendered by employees to settle minimum statutory withholding taxes related to deferred compensation distributions. The remaining shares were purchased in the open market.

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

Date: July 30, 2014

/s/ Scott D. Beamer
Scott D. Beamer
Vice President and Chief Financial Officer