Form 10-Q
period 2014-09-30
STEPAN CO
filed 2014-10-29
CIK 94049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 27 , 2014
Common Stock, $1 par value	22,248,592 Shares

Part I FINANCIAL INFORMATION

Item 1 — Financial Statements

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Unaudited

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands, except per share amounts)	2014	2013	2014	2013
Net Sales	$491,429	$475,466	$1,472,982	$1,406,457
Cost of Sales	426,330	401,125	1,273,270	1,185,709

Gross Profit	65,099	74,341	199,712	220,748
Operating Expenses:
Selling	16,816	12,895	44,455	41,063
Administrative	14,933	18,127	38,416	49,008
Research, development and technical services	11,097	12,234	35,151	35,429

	42,846	43,256	118,022	125,500

Operating Income	22,253	31,085	81,690	95,248
Other Income (Expense):
Interest, net	(2,846)	(2,987)	(8,824)	(7,495)
Loss from equity in joint ventures	(1,148)	(1,325)	(3,842)	(4,061)
Other, net (Note 13)	(31)	1,074	499	1,628

	(4,025)	(3,238)	(12,167)	(9,928)

Income Before Provision for Income Taxes	18,228	27,847	69,523	85,320
Provision for Income Taxes	4,748	7,698	18,667	23,520

Net Income	13,480	20,149	50,856	61,800

Net Loss Attributable to Noncontrolling Interests (Note 2)	11	253	6	378

Net Income Attributable to Stepan Company	$13,491	$20,402	$50,862	$62,178

Net Income Per Common Share Attributable to Stepan Company (Note 9):
Basic	$0.59	$0.90	$2.24	$2.75

Diluted	$0.59	$0.89	$2.22	$2.71

Shares Used to Compute Net Income Per Common Share Attributable to Stepan Company (Note 9):
Basic	22,726	22,700	22,754	22,576

Diluted	22,875	22,936	22,923	22,914

Dividends Declared Per Common Share	$0.17	$0.16	$0.51	$0.48

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2014	2013	2014	2013
Net income	$13,480	$20,149	$50,856	$61,800
Other comprehensive income (loss):
Foreign currency translation adjustments (Note 10)	(19,521)	5,752	(15,709)	(6,806)
Pension liability adjustment, net of tax (Note 10)	429	810	1,249	2,538
Derivative instrument activity, net of tax (Note 10)	2	3	6	(18)

Other comprehensive income (loss)	(19,090)	6,565	(14,454)	(4,286)

Comprehensive income (loss)	(5,610)	26,714	36,402	57,514
Comprehensive (income) loss attributable to noncontrolling interests (Note 2)	(14)	248	28	344

Comprehensive income (loss) attributable to Stepan Company	$(5,624)	$26,962	$36,430	$57,858

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(In thousands)	September 30, 2014	December 31, 2013
Assets
Current Assets:
Cash and cash equivalents	$88,707	$133,347
Receivables, net	288,498	265,721
Inventories (Note 6)	196,829	172,368
Deferred income taxes	12,213	12,637
Other current assets	22,768	24,477

Total current assets	609,015	608,550

Property, Plant and Equipment:
Cost	1,360,681	1,316,499
Less: accumulated depreciation	856,762	822,457

Property, plant and equipment, net	503,919	494,042

Goodwill, net	11,587	11,726
Other intangible assets, net	21,517	23,669
Long-term investments (Note 3)	19,529	18,305
Other non-current assets	12,941	10,910

Total assets	$1,178,508	$1,167,202

Liabilities and Equity
Current Liabilities:
Current maturities of long-term debt (Note 12)	$36,356	$35,377
Accounts payable	167,980	157,277
Accrued liabilities	67,977	76,339

Total current liabilities	272,313	268,993

Deferred income taxes	22,858	20,616

Long-term debt, less current maturities (Note 12)	228,806	235,246

Other non-current liabilities	78,688	88,606

Commitments and Contingencies (Note 7)
Equity:
Common stock, $1 par value; authorized 30,000,000 shares; Issued 25,633,035 shares in 2014 and 25,563,909 shares in 2013	25,633	25,564
Additional paid-in capital	139,363	135,693
Accumulated other comprehensive loss (Note 10)	(43,960)	(29,528)
Retained earnings	518,307	478,826
Less: Common treasury stock, at cost, 3,354,477 shares in 2014 and 3,231,289 shares in 2013	(64,927)	(58,269)

Total Stepan Company stockholders’ equity	574,416	552,286

Noncontrolling interests (Note 2)	1,427	1,455

Total equity	575,843	553,741

Total liabilities and equity	$1,178,508	$1,167,202

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Nine Months Ended September 30
(In thousands)	2014	2013
Cash Flows From Operating Activities
Net income	$50,856	$61,800
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47,933	41,450
Deferred compensation	(9,755)	3,492
Realized and unrealized gain on long-term investments	(743)	(2,186)
Stock-based compensation	606	1,420
Deferred income taxes	1,996	2,793
Other non-cash items	4,508	5,871
Changes in assets and liabilities:
Receivables, net	(30,987)	(41,145)
Inventories	(28,277)	(9,631)
Other current assets	154	(5,867)
Accounts payable and accrued liabilities	8,375	26,585
Pension liabilities	(2,267)	1,358
Environmental and legal liabilities	3,667	(651)
Deferred revenues	(549)	(305)
Excess tax benefit from stock options and awards	(621)	(3,278)

Net Cash Provided By Operating Activities	44,896	81,706

Cash Flows From Investing Activities
Expenditures for property, plant and equipment	(62,413)	(67,077)
Business acquisition (Note 16)	—	(68,212)
Sale of mutual funds	890	571
Other, net	(5,790)	(5,142)

Net Cash Used In Investing Activities	(67,313)	(139,860)

Cash Flows From Financing Activities
Revolving debt and bank overdrafts, net	2,964	6,412
Other debt borrowings	—	100,000
Other debt repayments	(6,322)	(12,567)
Dividends paid	(11,381)	(10,678)
Company stock repurchased	(6,589)	(2,275)
Stock option exercises	1,563	3,715
Excess tax benefit from stock options and awards	621	3,278
Other, net	(433)	(1,606)

Net Cash Provided By (Used In) Financing Activities	(19,577)	86,279

Effect of Exchange Rate Changes on Cash	(2,646)	(1,912)

Net Increase (Decrease) in Cash and Cash Equivalents	(44,640)	26,213
Cash and Cash Equivalents at Beginning of Period	133,347	76,875

Cash and Cash Equivalents at End of Period	$88,707	$103,088

Supplemental Cash Flow Information
Cash payments of income taxes, net of refunds	$19,402	$18,151

Cash payments of interest	$6,763	$5,482

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

Unaudited

1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements included herein have been prepared by Stepan Company (Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate and make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company’s financial position as of September 30, 2014, and its results of operations for the three and nine months ended September 30, 2014 and 2013, and cash flows for the nine months ended September 30, 2014 and 2013, have been included. These financial statements and related footnotes should be read in conjunction with the financial statements and related footnotes included in the Company’s 2013 Form 10-K.

2.	RECONCILIATIONS OF EQUITY

Below are reconciliations of total equity, Company equity and equity attributable to the noncontrolling interests for the nine months ended September 30, 2014 and 2013:

(In thousands)	Total Equity	Stepan Company Equity	Noncontrolling Interests’ Equity (3)
Balance at January 1, 2014	$553,741	$552,286	$1,455
Net income (loss)	50,856	50,862	(6)
Dividends	(11,381)	(11,381)	—
Common stock purchases (1)	(6,723)	(6,723)	—
Stock option exercises	1,563	1,563	—
Defined benefit pension adjustments, net of tax	1,249	1,249	—
Translation adjustments	(15,709)	(15,687)	(22)
Derivative instrument activity, net of tax	6	6	—
Other (2)	2,241	2,241	—

Balance at September 30, 2014	$575,843	$574,416	$1,427

(In thousands)	Total Equity	Stepan Company Equity	Noncontrolling Interests’ Equity (3)
Balance at January 1, 2013	$480,880	$478,985	$1,895
Net income (loss)	61,800	62,178	(378)
Dividends	(10,678)	(10,678)	—
Common stock purchases (1)	(3,334)	(3,334)	—
Redemption of preferred stock	(21)	(21)	—
Stock option exercises	3,715	3,715	—
Defined benefit pension adjustments, net of tax	2,538	2,538	—
Translation adjustments	(6,806)	(6,840)	34
Derivative instrument activity, net of tax	(18)	(18)	—
Other (2)	4,750	4,750	—

Balance at September 30, 2013	$532,826	$531,275	$1,551

(1)	Includes the value of Company shares purchased in the open market, the value of Company common shares tendered by employees to settle minimum statutory withholding taxes related to the receipt of performance awards and deferred compensation distributions.
(2)	Primarily comprised of activity related to stock-based compensation, deferred compensation and excess tax benefits.
(3)	Consists entirely of noncontrolling interest in the Company’s China joint venture.

3.	FAIR VALUE MEASUREMENTS

The following were the financial instruments held by the Company at September 30, 2014 and December 31, 2013, and the methods and assumptions used to estimate the instruments’ fair values:

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

At September 30, 2014, and December 31, 2013, the fair value of debt and the related carrying values, including current maturities, were as follows:

(In thousands)	September 30, 2014	December 31, 2013
Fair value	$276,956	$276,069
Carrying value	265,162	270,623

The following tables present financial assets and liabilities measured on a recurring basis at fair value as of September 30, 2014, and December 31, 2013, and the level within the fair value hierarchy in which the fair value measurement falls:

(In thousands)	September 2014	Level 1	Level 2	Level 3
Mutual fund assets	$19,529	$19,529	$—	$—
Derivative assets:
Foreign currency contracts	41	—	41	—

Total assets at fair value	$19,570	$19,529	$41	$—

Derivative liabilities:
Foreign currency contracts	$376	$—	$376	$—

(In thousands)	December 2013	Level 1	Level 2	Level 3
Mutual fund assets	$18,305	$18,305	$—	$—
Derivative assets:
Foreign currency contracts	74	—	74	—

Total assets at fair value	$18,379	$18,305	$74	$—

Derivative liabilities:
Foreign currency contracts	$165	$—	$165	$—
Interest rate contracts	20	—	20	—

Total liabilities at fair value	$185	$—	$185	$—

4.	DERIVATIVE INSTRUMENTS

The Company is exposed to certain risks relating to its ongoing business operations. The primary risk managed by the use of derivative instruments is foreign currency exchange risk. The Company holds forward foreign currency exchange contracts that are not designated as any type of accounting hedge as defined by U.S. generally accepted accounting principles (although they are effectively economic hedges). The contracts are used to manage the Company’s exposure to exchange rate fluctuations on certain Company subsidiary accounts receivable, accounts payable and other obligation balances that are denominated in currencies other than the entities’ functional currencies. The forward foreign exchange contracts are recognized on the balance sheet as either an asset or a liability measured at fair value. Gains and losses arising from recording the foreign exchange contracts at fair value are reported in earnings as offsets to the losses and gains reported in earnings arising from the re-measurement of the receivable and payable balances into the applicable functional currencies. At September 30, 2014, and December 31, 2013, the Company had open forward foreign currency exchange contracts, with settlement dates of about one month, to buy or sell foreign currencies with a U.S. dollar equivalent of $21,465,000 and $20,289,000, respectively.

The Company is exposed to volatility in short-term interest rates and, at times, mitigates certain portions of that risk by using interest rate swaps, which are designated as cash flow hedges. The interest rate swaps are recognized on the balance sheet as either an asset or a liability measured at fair value. The Company held no interest rate swap contracts at September 30, 2014. At December 31, 2013, the Company held interest rate contracts with notional values of $2,268,000. Period-to-period changes in the fair values of interest rate swap contracts are recognized as gains or losses in other comprehensive income, to the extent effective. As each interest rate swap hedge contract settles, the corresponding gain or loss is reclassified out of AOCI into earnings in that settlement period.

The fair values of the derivative instruments held by the Company on September 30, 2014, and December 31, 2013, and derivative instrument gains and losses for the three and nine month periods ended September 30, 2014 and 2013, were immaterial. For amounts reclassified out of AOCI into earnings for the three and nine months periods ended September 30, 2014 and 2013, see Note 10.

5.	STOCK-BASED COMPENSATION

On September 30, 2014, the Company had stock options outstanding under its 2000 Stock Option Plan, stock options and stock awards outstanding under its 2006 Incentive Compensation Plan and stock options, stock awards and stock appreciation rights (SARs) outstanding under its 2011 Incentive Compensation Plan.

Compensation (income) expense recognized for all stock options, stock awards and SARs in the consolidated statements of income was as follows:

(In thousands)

Three Months Ended September 30		Nine Months Ended September 30
2014	2013	2014	2013
$(164)	$996	$606	$1,420

The decline in stock-based compensation expense for the three- and nine-month periods ended September 30, 2014, compared to the three- and nine-month periods ended September 30, 2013, reflected adjustments to both performance stock awards and SARs. In their third quarter review, management adjusted the profitability estimates on which the compensation expenses for stock awards vesting on December 31, 2015 and 2016 were based, thereby reducing the number of shares expected to vest and the related compensation expense. In addition, due to a decrease in the market value of Company common stock, the fair value of SARs at September 30, 2014, declined, resulting in a reduction of the Company’s SARs liability that led to reversing compensation expense recorded in prior periods.

Unrecognized compensation costs for stock options, stock awards and SARs was as follows:

(In thousands)	September 30, 2014	December 31, 2013
Stock options	$1,068	$756
Stock awards	2,316	2,086
SARs	1,174	1,365

Total	$4,558	$4,207

The increase in unrecognized compensation costs for stock options, SARs and stock awards reflected the 2014 grants of

Shares
Stock options	53,175
Stock awards	45,586
SARs	116,843

The unrecognized compensation costs at September 30, 2014, are expected to be recognized over weighted-average periods of 1.2 years, 1.9 years and 1.3 years for stock options, stock awards and SARs, respectively.

6.	INVENTORIES

The composition of inventories was as follows:

(In thousands)	September 30, 2014	December 31, 2013
Finished goods	$136,703	$123,212
Raw materials	60,126	49,156

Total inventories	$196,829	$172,368

Inventories are priced primarily using the last-in, first-out inventory valuation method. If the first-in, first-out inventory valuation method had been used for all inventories, inventory balances would have been approximately $36,296,000 and $30,786,000 higher than reported at September 30, 2014, and December 31, 2013, respectively.

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

At September 30, 2014, the Company has estimated a range of possible environmental and legal losses of $19.1 million to $29.0 million. At September 30, 2014, and December 31, 2013, the Company’s accrued liability for such losses, which represented the Company’s best estimate within the estimated range of possible environmental and legal losses, was $19.2 million and $14.7 million, respectively. The increase in the environmental and legal liability was primarily attributable to a $4.3 million increase in the estimate to remediate the Company’s Maywood, New Jersey site. See the ‘Maywood, New Jersey Site’ section of this footnote for further information. During the first nine months of 2014 cash outlays related to legal and environmental matters approximated $0.8 million compared to $1.8 million for the first nine months of 2013.

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

Following are summaries of the material contingencies at September 30, 2014:

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

On September 24, 2014, USEPA issued its Record of Decision (“ROD”) for chemically-contaminated soil. In addition, USEPA issued a Notice of Potential Liability letter (“Notice”) dated September 30, 2014. The Company has responded to the notice indicating a willingness to meet and discuss these matters with USEPA. Based on its current review and analysis of the ROD, the Company has increased its recorded liability for claims associated with soil remediation of chemical contamination by $4.3 million and believes such increase represents its best estimate of the cost of remediation for the Maywood site. The Company’s best estimate of the cost of remediation for the Maywood site could change as it continues to discuss these matters with USEPA and the design of the remedial action progresses. Depending on the ultimate cost of this remediation, the amount for which the Company is liable could differ from the Company’s current recorded liability.

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

Wilmington Site

The Company is currently contractually obligated to contribute to the response costs associated with the Company’s formerly-owned site at 51 Eames Street, Wilmington, Massachusetts. Remediation at this site is being managed by its current owner to whom the Company sold the property in 1980. Under the agreement, once total site remediation costs exceed certain levels, the Company is obligated to contribute up to five percent of future response costs associated with this site with no limitation on the ultimate amount of contributions. To date, the Company has paid the current owner $2.3 million for the Company’s portion of environmental response costs through the second quarter of 2014 (the current owner of the site bills the Company one calendar quarter in arrears). The Company has recorded a liability for its portion of the estimated remediation costs for the site. Depending on the ultimate cost of the remediation at this site, the amount for which the Company is liable could differ from the current estimates.

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

Unclaimed Property Examination

The Company is undergoing an unclaimed property examination by the state of Deleware (the Company’s state of incorporation) and seven other states for the period covering 1981 through 2010. The types of unclaimed property under examination include certain un-cashed payroll and accounts payable checks and certain accounts receivable credits. Generally, unclaimed property must be reported and remitted to the state of the rightful owner. In cases where the rightful owner cannot be identified, the property must be reported and remitted to the unclaimed property holder’s state of incorporation. The audit could result in additional liabilities being assessed against the Company. However, because the examination is in its early stages, the Company’s liability, if any, is currently not determinable.

8.	POSTRETIREMENT BENEFIT PLANS

Defined Benefit Pension Plans

The Company sponsors various funded qualified and unfunded non-qualified defined benefit pension plans, the most significant of which cover employees in the U.S. and U.K. locations. The U.S. and U.K. defined benefit pension plans are frozen and service benefits are no longer being accrued.

Components of Net Periodic Benefit Cost

	UNITED STATES
	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2014	2013	2014	2013
Interest cost	$1,756	$1,604	$5,202	$4,818
Expected return on plan assets	(2,386)	(2,217)	(7,142)	(6,621)
Amortization of net loss	692	1,220	2,015	3,832

Net periodic benefit cost	$62	$607	$75	$2,029

	UNITED KINGDOM
	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2014	2013	2014	2013
Interest cost	$245	$223	$735	$667
Expected return on plan assets	(330)	(234)	(991)	(700)
Amortization of net loss	—	71	—	213

Net periodic benefit cost	$(85)	$60	$(256)	$180

Employer Contributions

U.S. Plans

The Company expects to contribute approximately $1,420,000 to its funded U.S. qualified defined benefit pension plans in 2014 and to pay $185,000 related to its unfunded unqualified plans. As of September 30, 2014, $1,229,000 had been contributed to the qualified plans and $178,000 had been paid related to the non-qualified plans.

U.K. Plan

The Company’s United Kingdom subsidiary expects to contribute approximately $1,005,000 to its defined benefit pension plan in 2014. As of September 30, 2014, $780,000 had been contributed to the plan.

Defined Contribution Plans

The Company sponsors retirement savings defined contribution plans that cover U.S. and U.K. employees. The Company also sponsors a qualified profit sharing plan for its U.S. employees. The retirement savings and profit sharing defined contribution plans include a qualified plan and a non-qualified supplemental executive plan.

Defined contribution plan expenses for the Company’s retirement savings and profit sharing plans were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2014	2013	2014	2013
Retirement savings plans	$1,139	$1,149	$3,448	$3,316
Profit sharing plan	840	1,293	2,831	3,903

Total defined contribution expense	$1,979	$2,442	$6,279	$7,219

The Company funds the obligations of its non-qualified supplemental executive defined contribution plans (supplemental plans) through a rabbi trust. The trust comprises various mutual fund investments selected by the participants of the supplemental plans. In accordance with the accounting guidance for rabbi trust arrangements, the assets of the trust and the obligations of the supplemental plans are reported on the Company’s consolidated balance sheets. The Company elected the fair value option for the mutual fund investment assets so that offsetting changes in the mutual fund values and defined contribution plan obligations would be recorded in earnings in the same period. Therefore, the mutual funds are reported at fair value with any subsequent changes in fair value recorded in the statements of income. The liabilities related to the supplemental plans increase (i.e., supplemental plan expense is recognized) when the value of the trust assets appreciates and decrease when the value of the trust assets declines (i.e., supplemental plan income is recognized). At September 30, 2014, the balance of the trust assets was $1,778,000, which equaled the balance of the supplemental plan liabilities (see the long-term investments section in Note 3 for further information regarding the Company’s mutual fund assets).

9.	EARNINGS PER SHARE

Below is the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands, except per share amounts)	2014	2013	2014	2013
Computation of Basic Earnings per Share
Net income attributable to Stepan Company	$13,491	$20,402	$50,862	$62,178
Deduct dividends on preferred stock	—	—	—	43

Income applicable to common stock	$13,491	$20,402	$50,862	$62,135
Weighted-average number of common shares outstanding	22,726	22,700	22,754	22,576

Basic earnings per share	$0.59	$0.90	$2.24	$2.75

Computation of Diluted Earnings per Share
Net income attributable to Stepan Company	$13,491	$20,402	$50,862	$62,178
Weighted-average number of shares outstanding	22,726	22,700	22,754	22,576
Add weighted-average net shares issuable from assumed exercise of options (under treasury stock method) (1)	138	188	159	224
Add weighted-average net shares related to unvested stock awards (under treasury stock method)	11	8	10	7
Add weighted-average shares issuable from assumed conversion of convertible preferred stock	—	40	—	107

Weighted-average shares applicable to diluted earnings	22,875	22,936	22,923	22,914

Diluted earnings per share	$0.59	$0.89	$2.22	$2.71

(1)	Options to purchase 96,999 and 82,673 shares of common stock were not included in the computations of diluted earnings per share for the three and nine months ended September 30, 2014, respectively. Options to purchase 52,068 and 50,540 shares of common stock were not included in the computations of diluted earnings per share for the three and nine months ended September 30, 2013. The options’ exercise prices were greater than the average market price for the common stock and their effect would have been antidilutive.

10.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Below are the changes in the Company’s accumulated other comprehensive income (loss) (AOCI) balances by component (net of income taxes) for the three and nine month periods ended September 30, 2014 and 2013:

(In thousands)	Foreign Currency Translation Adjustments	Defined Benefit Pension Plan Adjustments	Cash Flow Hedge Adjustments	Total
Balance at June 30, 2013	$(15,473)	$(33,770)	$113	$(49,130)
Other comprehensive income before reclassifications	5,747	—	—	5,747
Amounts reclassified from AOCI	—	810	3	813

Net current-period other comprehensive income	5,747	810	3	6,560

Balance at September 30, 2013	$(9,726)	$(32,960)	$116	$(42,570)

Balance at June 30, 2014	$(7,112)	$(17,852)	$119	$(24,845)
Other comprehensive income before reclassifications	(19,546)	—	—	(19,546)
Amounts reclassified from AOCI	—	429	2	431

Net current-period other comprehensive income	(19,546)	429	2	(19,115)

Balance at September 30, 3014	$(26,658)	$(17,423)	$121	$(43,960)

Balance at December 31, 2012	$(2,886)	$(35,498)	$134	$(38,250)
Other comprehensive income before reclassifications	(6,840)	—	(29)	(6,869)
Amounts reclassified from AOCI	—	2,538	11	2,549

Net current-period other comprehensive income	(6,840)	2,538	(18)	(4,320)

Balance at September 30, 2013	$(9,726)	$(32,960)	$116	$(42,570)

Balance at December 31, 2013	$(10,971)	$(18,672)	$115	$(29,528)
Other comprehensive income before reclassifications	(15,687)	—	—	(15,687)
Amounts reclassified from AOCI	—	1,249	6	1,255

Net current-period other comprehensive income	(15,687)	1,249	6	(14,432)

Balance at September 30, 2014	$(26,658)	$(17,423)	$121	$(43,960)

Information regarding reclassifications out of AOCI for the three and nine month periods ended September 30, 2014 and 2013, is displayed below:

	Amount Reclassified from AOCI (a)
(In thousands)	Three Months Ended September 30		Nine Months Ended September 30			Affected Line Item in Consolidated Statements of Income
AOCI Components	2014	2013	2014	2013
Amortization of defined benefit pension actuarial losses	$(692)	$(1,291)	$(2,015)	$(4,045	)(b)
	263	481	766	1,507		Tax benefit

	$(429)	$(810)	$(1,249)	$(2,538)		Net of tax

Gains and losses on cash flow hedges:
Interest rate contracts	$(6)	$(9)	$(20)	$(28)		Interest, net
Foreign exchange contracts	2	2	7	7		Cost of sales

	(4)	(7)	(13)	(21)		Total before tax
	2	4	7	10		Tax benefit

	$(2)	$(3)	$(6)	$(11)		Net of tax

Total reclassifications for the period	$(431)	$(813)	$(1,255)	$(2,549)		Net of tax

(a)	Amounts in parentheses denote expense to statement of income.
(b)	This component of accumulated other comprehensive income is included in the computation of net periodic benefit cost (see Note 8 for additional details).

11.	SEGMENT REPORTING

The Company has three reportable segments: surfactants, polymers and specialty products. Net sales by segment for the three and nine months ended September 30, 2014 and 2013, were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2014	2013	2014	2013
Segment Net Sales
Surfactants	$318,486	$318,357	$987,957	$989,417
Polymers	152,955	137,649	420,332	354,972
Specialty Products	19,988	19,460	64,693	62,068

Total	$491,429	$475,466	$1,472,982	$1,406,457

Segment operating income and reconciliations of segment operating income to consolidated income before income taxes for the three and nine months ended September 30, 2014 and 2013, are summarized below:

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2014	2013	2014	2013
Segment Operating Income
Surfactants	$11,115	$24,094	$48,692	$79,712
Polymers	18,268	19,076	47,538	43,364
Specialty Products	3,029	1,311	10,600	8,340

Segment operating income	32,412	44,481	106,830	131,416
Unallocated corporate expenses (1)	(10,159)	(13,396)	(25,140)	(36,168)

Consolidated operating income	22,253	31,085	81,690	95,248
Interest expense, net	(2,846)	(2,987)	(8,824)	(7,495)
Loss from equity in joint ventures	(1,148)	(1,325)	(3,842)	(4,061)
Other, net	(31)	1,074	499	1,628

Consolidated income before income taxes	$18,228	$27,847	$69,523	$85,320

(1)	Unallocated corporate expenses primarily comprise corporate administrative expenses (e.g., corporate finance, legal, human resources, information systems, deferred compensation and environmental remediation) that are not included in segment operating income and not used to evaluate segment performance.

12.	DEBT

At September 30, 2014, and December 31, 2013, debt comprised the following:

(In thousands)	Maturity Dates	September 30, 2014	December 31, 2013
Unsecured private placement notes
3.86%	2019-2025	$100,000	$100,000
4.86%	2017-2023	65,000	65,000
5.88%	2016-2022	40,000	40,000
5.69%	2014-2018	28,571	28,571
6.86%	2015	4,284	8,570
Debt of foreign subsidiaries
Secured bank term loans, foreign currency	2014-2016	3,474	5,843
Unsecured bank debt, U.S. dollars	2014	413	998
Other loans, foreign currency	2014	23,420	21,641

Total debt		$265,162	$270,623
Less current maturities		36,356	35,377

Long-term debt		$228,806	$235,246

On July 10, 2014, the Company amended its committed $125,000,000 multi-currency revolving credit agreement to extend the maturity date of the credit agreement from September 20, 2017 to July 10, 2019. The amended agreement has terms and conditions that are substantially equivalent to those of the pre-amended agreement and the Company’s other U.S. loan agreements. The Company maintains standby letters of credit under its workers’ compensation insurance agreements and for other purposes, as needed from time to time, which are issued under the revolving credit agreement. As of September 30, 2014, the Company had outstanding letters of credit totaling $2,977,000 and no outstanding debt under this agreement. There was $122,023,000 available under the revolving credit agreement as of September 30, 2014.

The various loan agreements contain provisions which, among others, require maintenance of certain financial ratios and place limitations on additional debt, investments and payment of dividends. Based on the loan agreement provisions that place limitations on dividend payments, unrestricted retained earnings (i.e., retained earnings available for dividend distribution) were $92,459,000 and $148,467,000 at September 30, 2014 and December 31, 2013, respectively.

13.	OTHER, NET

Other, net in the consolidated statements of income included the following:

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2014	2013	2014	2013
Foreign exchange (loss)	$(233)	$(58)	$(531)	$(668)
Investment income	14	17	287	110
Realized and unrealized gain on investments	188	1,115	743	2,186

Other, net	$(31)	$1,074	$499	$1,628

14.	ALLOWANCE FOR DOUBTFUL ACCOUNTS

On September 30, 2014, a major customer of the Polymer reportable segment filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. On the basis of the information available as of the filing date of these financial statements, the Company increased its allowance for doubtful accounts by $3,425,000, which was the full receivable balance due from the affected customer at September 30, 2014. The charge for the increase in the allowance for doubtful accounts was included in selling expenses for the three- and nine-month periods ended September 30, 2014. This amount is subject to change based on additional information that arises from the bankruptcy proceedings, in which the Company intends to pursue all rights available to it. The Company has required adequate assurance from the debtor for all post-bankruptcy product sales.

15.	BUSINESS RESTRUCTURING

In the fourth quarter of 2013, the Company recorded a $1,040,000 restructuring charge for estimated severance expense related to an approved plan to reduce future costs and increase operating efficiencies by consolidating a portion of its North American Surfactants manufacturing operations (part of the Surfactants reportable segment). In the third quarter of 2014, the Company shut down certain production areas at its Canadian manufacturing site. Production in those areas was moved to other U.S. plants. This consolidation resulted in the elimination of 16 North American positions. Most of the remaining severance payments are expected to be made in the fourth quarter of 2014 and the first quarter of 2015. Other restructuring costs for this plan were not material. Following is a reconciliation of the beginning and ending balances of the restructuring liability:

(In thousands)	Severance Expense
Restructuring liability at December 31, 2013	$1,040
Amounts paid	(288)

Restructuring liability at March 31, 2014	$752
Amounts paid	—

Restructuring liability at June 30, 2014	$752
Amounts paid	(46)
Foreign currency translation	(38)

Restructuring liability at September 30, 2014	$668

In connection with the planned business restructuring, the Company reduced the useful lives of the manufacturing assets in the affected areas of the Canadian plant. The change in useful lives resulted in accelerated depreciation expenses of $296,000 in 2013 and $1,825,000 in 2014. The current year accelerated depreciation expense was recorded in the six-month period ended June 30, 2014. The depreciation expense was included in the cost of sales line of the consolidated statement of income.

16.	ACQUISITION

2014 Acquisition Agreement

On July 15, 2014, the Company announced that it reached an agreement with Procter & Gamble do Brasil S.A. to acquire (through the Company’s Brazilian subsidiary) a sulfonation production facility in Bahia, Brazil, subject to customary closing conditions. The facility is located in northeastern Brazil and has 30,000 metric tons of surfactants capacity. The acquisition will become a part of the Company’s Surfactants segment. This is synergistic with the Company’s existing Vespasiano, Brazil, plant, and provides an opportunity to serve growing northeastern Brazil. The transaction is projected to close in the first quarter of 2015. The acquisition is expected to have a minimal impact on the Company’s 2014 financial results.

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

The following is third quarter quarter and year-to-date 2013 pro forma financial information prepared under the assumption that the acquisition of the BMS North American polyester resins business occurred on January 1, 2012.

	Three Months Ended September 30	Nine Months Ended September 30
(In thousands, except per share amounts)	2013	2013
Net Sales	$475,466	$1,433,278
Net Income Attributable to Stepan Company	$20,603	$63,064
Net Income Per Common Share Attributable to Stepan Company:
Basic	$0.91	$2.79

Diluted	$0.90	$2.75

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

17.	PREFERRED STOCK REDEMPTION

On June 12, 2013, the Company announced that on August 9, 2013 (redemption date), it would redeem any remaining outstanding shares of its 5 1⁄2 percent convertible preferred stock without par value (preferred stock). At the time of the redemption announcement, there were 61,735 shares of preferred stock outstanding. Prior to the redemption date, preferred shareholders converted 60,900 shares of preferred stock into 139,029 shares of Company common stock. In accordance with the Certificate of Designation, Preferences and Rights of the 5  1⁄2 Percent Convertible Preferred Stock, the Company redeemed 835 unconverted shares of Company preferred stock for an aggregate redemption price of $25.26354 per share ($25.00 per share plus accrued and unpaid dividends of $0.26354 per share). As of the redemption date, the Company has no issued and outstanding shares of preferred stock.

18.	INSURANCE RECOVERY

In August 2013, the Company received a $3,730,000 insurance recovery for business interruption losses resulting from a May 2011 fire that damaged polyol manufacturing equipment at the Company’s plant site in Wesseling, Germany. The insurance recovery was recorded as a reduction of cost of sales in the condensed consolidated statements of income for the three and nine months ended September 30, 2013.

19.	RECENT ACCOUNTING PRONOUNCEMENTS

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

In addition, the ASU requires expanded disclosures about revenue recognition that enable the users of the financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. ASU No. 2014-09 supersedes most of the previous revenue recognition guidance. For public entities, the new guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. An entity may use either a full retrospective or a modified retrospective approach to adopt the requirements of the new standard. The Company is in the process of determining the effects, if any, that adoption of ASU No. 2014-09 will have on Company financial position, results of operations and cash flows.

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

Overview

The Company produces and sells intermediate chemicals that are used in a wide variety of applications worldwide. The overall business comprises three reportable segments:

•	Surfactants – Surfactants, which accounted for 67 percent of consolidated net sales in the first three quarters of 2014, are principal ingredients in consumer and industrial cleaning products such as detergents for washing clothes, dishes, carpets, floors and walls, as well as shampoos and body washes. Other applications include fabric softeners, germicidal quaternary compounds, lubricating ingredients, emulsifiers for spreading agricultural products and industrial applications such as latex systems, plastics and composites. Surfactants are manufactured at six North American sites (five in the U.S. and one in Canada), three European sites (United Kingdom, France and Germany), three Latin American sites (Mexico, Brazil and Colombia) and two Asian sites (Philippines and Singapore). The Company also holds a 50 percent ownership interest in a joint venture, TIORCO, LLC (TIORCO), that markets chemical solutions for increasing the production of crude oil and natural gas from existing fields (enhanced oil recovery or EOR). The joint venture is accounted for under the equity method, and its financial results are excluded from the Surfactants segment operating results. Sales and related profits of the Company’s surfactants to enhanced oil recovery customers are included in Surfactants segment results.

•

Polymers – Polymers, which accounted for 29 percent of consolidated net sales in the first three quarters of 2014, include polyurethane polyols, polyester resins and phthalic anhydride. Polyurethane polyols are used in the manufacture of rigid foam for thermal insulation in the construction industry and are also a base raw material for coatings, adhesives, sealants and elastomers (collectively CASE products) and flexible foams. Polyester resins, which include liquid and powdered resins, are used in CASE and polyurethane systems house applications. Phthalic anhydride is used in unsaturated polyester resins, alkyd resins and plasticizers for applications in construction materials and components of automotive, boating and other consumer products. In addition, the Company uses phthalic anhydride internally in the production of polyols. In the U.S., polyurethane polyols and phthalic anhydride are manufactured at the Company’s Millsdale, Illinois, site and polyester resins are manufactured at the Company’s Columbus, Georgia, site. In Europe, polyols are manufactured at the Company’s subsidiaries in Germany and Poland. In Asia, polyols are currently toll produced for the Company’s 80-percent owned joint venture in Nanjing, China.

•	Specialty Products – Specialty Products, which accounted for 4 percent of consolidated net sales in the first three quarters of 2014, include flavors, emulsifiers and solubilizers used in food, flavoring, nutritional supplement and pharmaceutical applications. Specialty Products are primarily manufactured at the Company’s Maywood, New Jersey, site and, in some instances, at outside contractors.

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

	Income (Expense)
	For the Three Months Ended September 30
(In millions)	2014	2013	Change
Deferred Compensation (Administrative expense)	$4.1	$(2.2)	$6.3	(1)
Realized/Unrealized Gains on Investments (Other, net)	0.2	1.1	(0.9)
Investment Income (Other, net)	0.1	—	0.1

Pretax Income Effect	$4.4	$(1.1)	$5.5

	Income (Expense)
	For the Nine Months Ended September 30
(In millions)	2014	2013	Change
Deferred Compensation (Administrative expense)	$9.8	$(3.5)	$13.3	(1)
Realized/Unrealized Gains on Investments (Other, net)	0.7	2.1	(1.4)
Investment Income (Other, net)	0.3	0.1	0.2

Pretax Income Effect	$10.8	$(1.3)	$12.1

(1)	See the Corporate Expenses section of this MD&A for details regarding the quarter-over-quarter and year-over-year changes in deferred compensation expense.

Effects of Foreign Currency Translation

The Company’s foreign subsidiaries transact business and report financial results in the subsidiaries’ local currencies. As a result, foreign subsidiary income statements are translated into U.S. dollars at average foreign exchange rates appropriate for the reporting period. Because foreign exchange rates fluctuate against the U.S. dollar over time, foreign currency translation affects period-to-period comparisons of financial statement items (i.e., because foreign exchange rates fluctuate, similar period-to-period local currency results for a foreign subsidiary may translate into different U.S. dollar results). The following table presents the effects that foreign currency translation had on the period-over-period changes in consolidated net sales and various income line items for the three and nine month periods ended September 30, 2014:

	Three Months Ended September 30			Increase (Decrease)
(In millions)	2014	2013	Increase (Decrease)	Due to Foreign Translation
Net Sales	$491.4	$475.5	$15.9	$1.2
Gross Profit	65.1	74.3	(9.2)	(0.1)
Operating Income	22.3	31.1	(8.8)	(0.2)
Pretax Income	18.2	27.8	(9.6)	(0.2)

	Nine Months Ended September 30			Increase (Decrease)
(In millions)	2014	2013	Increase (Decrease)	Due to Foreign Translation
Net Sales	$1,473.0	$1,406.5	$66.5	$2.7
Gross Profit	199.7	220.7	(21.0)	(0.2)
Operating Income	81.7	95.2	(13.5)	(0.3)
Pretax Income	69.5	85.3	(15.8)	(0.3)

RESULTS OF OPERATIONS

Three Months Ended September 30, 2014 and 2013

Summary

Net income attributable to the Company for the third quarter of 2014 declined 34 percent quarter-over-quarter to $13.5 million, or $0.59 per diluted share, compared to $20.4 million, or $0.89 per diluted share, for the third quarter of 2013. Below is a summary discussion of the major factors leading to the quarter-over-quarter changes in net sales, profits and expenses. A detailed discussion of segment operating performance for the third quarter of 2014 follows the summary.

Consolidated net sales increased $16.0 million, or three percent, quarter over quarter. Higher average selling prices and the effects of foreign currency translation favorably affected the net sales change by $35.0 million and $1.2 million, respectively. A four percent decline in sales volume negatively affected the change in net sales by $20.2 million. The increase in average selling prices was primarily attributable to higher quarter-over-quarter raw material costs for Surfactants. The Surfactants segment also accounted for the consolidated sales volume decrease. Surfactants sales volume declined eight percent largely due to reduced quarter-over-quarter volumes for North American operations. Sales volume for the Polymers segment increased eight percent due to solid growth in North America. Sales volume for Specialty Products was up five percent.

Operating income for the third quarter of 2014 declined $8.8 million, or 28 percent, from operating income reported for the same quarter of 2013. Gross profit declined $9.2 million, or 12 percent, mainly due to a 28 percent decrease in profit for Surfactants caused by lower sales volume and higher expenses for North American operations. Polymer 2014 third quarter gross profit increased six percent over 2013 third quarter gross profit despite $3.7 million of business interruption insurance recovery income that benefited the prior year. Specialty Products gross profit was also up between quarters.

Operating expenses declined $0.4 million, or one percent, between quarters. The following summarizes the quarter-over-quarter changes in the individual income statement line items that comprise the Company’s operating expenses:

•	Selling expenses increased $3.9 million, or 30 percent, quarter over quarter primarily due to a $3.4 million bad debt charge necessitated when a major Polymer customer filed for bankruptcy in September 2014.

•	Administrative expenses declined $3.2 million, or 18 percent, quarter over quarter largely due to decreases in deferred compensation ($6.3 million) and U.S. fringe benefit ($0.7 million) expenses. In addition, the prior year’s expenses included estimated dismantling costs for the Nanjing, China, manufacturing plant of $0.7 million that did not recur in 2014. Deferred compensation expenses declined due to a third quarter 2014 decline in the value of Company common stock compared to a third quarter 2013 increase (see the ‘Overview’ and ‘Corporate Expenses’ sections of this MD&A for further details). Fringe benefit expense declined primarily as a result of lower quarter-over-quarter incentive-based compensation estimates.

The foregoing items were partially offset by a $4.3 million charge to increase the best estimate of the remediation liability for the Company’s Maywood, New Jersey, site. The U.S. Environmental Protection Agency issued its final record of decision for the site in September 2014, which led to the increase in the best estimate of the liability.

•	Research, development and technical service (R&D) expenses declined $1.1 million, or nine percent, quarter over quarter. Approximately $0.8 million of the decrease reflected lower U.S. fringe benefit expenses, particularly for incentive-based compensation.

Net interest expense for the third quarter of 2014 declined $0.1 million, or five percent, from net interest expense for the third quarter of last year. The decrease reflected lower quarter-over-quarter average debt levels primarily resulting from scheduled debt repayments.

The loss from the Company’s 50-percent equity joint venture (TIORCO) declined $0.2 million quarter over quarter due to higher commission and technical service income.

Other, net was less than $0.1 million of expense for the third quarter of 2014 compared to $1.1 million of income for the third quarter of 2013. Investment income (including realized and unrealized gains and losses) for the Company’s deferred compensation and supplemental defined contribution mutual fund assets decreased $0.9 million between quarters to $0.2 million in the third quarter of 2014 from $1.1 million in the third quarter of 2013. Foreign exchange losses totaled $0.2 million for the third quarter of 2014 compared to $0.1 million for the same quarter a year ago.

The effective tax rate was 26.0 percent for the third quarter of 2014 compared to 27.6 percent for the third quarter of 2013. The decrease was primarily attributable to a larger percentage of consolidated income being generated outside the U.S. where the effective tax rates are generally lower and to an increased tax benefit realized from certain U.S. deductions as a percentage of consolidated income. These decreases were partially offset by the expiration of the U.S. research and development tax credit and the small agri-biodiesel producer tax credit.

Segment Results

(In thousands)	For the Three Months Ended
Net Sales	September 30, 2014	September 30, 2013	Increase	Percent Change
Surfactants	$318,486	$318,357	$129	—
Polymers	152,955	137,649	15,306	+11
Specialty Products	19,988	19,460	528	+3

Total Net Sales	$491,429	$475,466	$15,963	+3

(In thousands)	For the Three Months Ended
Operating Income	September 30, 2014	September 30, 2013	Increase (Decrease)	Percent Change
Surfactants	$11,115	$24,094	$(12,979)	-54
Polymers	18,268	19,076	(808)	-4
Specialty Products	3,029	1,311	1,718	+131

Segment Operating Income	$32,412	$44,481	$(12,069)	-27
Corporate Expenses	10,159	13,396	(3,237)	-24

Total Operating Income	$22,253	$31,085	$(8,832)	-28

Surfactants

Surfactants net sales for the third quarter of 2014 increased $0.1 million, or less than one percent, over net sales for the third quarter of 2013. Higher average selling prices, due largely to higher raw material costs, and the effects of foreign currency translation had positive effects of $23.5 million and $0.6 million, respectively, on the quarter-over-quarter net sales change. An eight percent decline in sales volume negatively affected the net sales change by $24.0 million. A quarter-over-quarter comparison of net sales by region follows:

(In thousands)	For the Three Months Ended
	September 30, 2014	September 30, 2013	Increase (Decrease)	Percent Change
North America	$190,920	$186,148	$4,772	+3
Europe	71,421	69,513	1,908	+3
Latin America	41,364	41,241	123	—
Asia	14,781	21,455	(6,674)	-31

Total Surfactants Segment	$318,486	$318,357	$129	—

Net sales for North American operations increased three percent due to higher average selling prices that more than offset the effects of lower sales volume and foreign currency translation. The increased selling prices, which reflected higher raw material costs, had a $22.3 million favorable effect on the quarter-over-quarter net sales change. A nine percent decrease in sales volume and the effects of foreign currency translation negatively affected the quarter-over-quarter change in net sales by $16.8 million and $0.7 million, respectively. Decreased sales of products used in laundry and cleaning, personal care, and biodiesel applications accounted for the North American sales volume decline. These decreases in sales volumes were partially offset by sales volume growth for products used in oil field and household, industrial and institutional applications (HI&I). Sales to the Company’s smaller, fragmented customer base sold through its distributor partners were also higher. The declines in laundry and cleaning and personal care sales volumes were primarily attributable to customers bringing surfactant production in-house to more fully utilize their internal capacity. As in the first and second quarters of 2014, the Company chose not to sell and manufacture biodiesel products in the third quarter of 2014 because to do so would not have been economically advantageous.

Net sales for European operations increased three percent due to the effects of foreign currency translation and a one percent increase in sales volume, which accounted for $1.6 million and $0.5 million, respectively, of the quarter-over-quarter net sales growth. Selling prices were down less than one percent between quarters. A stronger British pound sterling versus the U.S. dollar led to the favorable translation impact. The increase in sales volume reflected higher demand for HI&I and laundry and cleaning products.

Net sales for Latin American operations increased less than one percent between quarters. The impact of a two percent increase in sales volume was largely offset by a one percent decline in average selling prices and by the effects of foreign currency translation. The sales volume increase was primarily attributable to the region’s operations in Brazil.

Net sales for Asian operations declined 31 percent due to a 29 percent decline in sales volume. Sales volume for the third quarter of 2013 included one-time shipments of low margin methyl ester products out of Singapore to customers in Asia and low margin trial products to Europe. Singapore sales volume of products to U.S. operations was up 21 percent.

Surfactants operating income for the third quarter of 2014 declined $13.0 million, or 54 percent, from operating income for the third quarter of 2013. Gross profit decreased $12.5 million principally due to lower profits for North American operations. Operating expenses increased $0.5 million, or two percent. Quarter-over-quarter comparisons of gross profit by region and total segment operating expenses and operating income follow:

(In thousands)	For the Three Months Ended
	September 30, 2014	September 30, 2013	Increase (Decrease)	Percent Change
Gross Profit
North America	$17,531	$29,364	$(11,833)	-40
Europe	5,752	5,149	603	+12
Latin America	4,968	5,325	(357)	-7
Asia	4,327	5,211	(884)	-17

Surfactants Segment Gross Profit	$32,578	$45,049	$(12,471)	-28
Operating Expenses	21,463	20,955	508	+2

Operating Income	$11,115	$24,094	$(12,979)	-54

North American gross profit declined 40 percent quarter over quarter. The decrease in profit was attributable to the effects of lower sales and production volumes and higher raw material costs and plant expenses. Despite a decline in production volume, manufacturing costs were up $2.0 million (six percent) quarter over quarter largely due to higher maintenance and depreciation expenses. The Company also incurred higher freight expenses due to increased general freight rates and a planned infrastructure upgrade project at its Anaheim, California, plant, which resulted in shifting production to other locations.

Gross profit for European operations increased 12 percent quarter over quarter due to increased sales volume and a more favorable mix of sales.

Gross profit for Latin American operations declined seven percent due to a less favorable mix of sales coupled with higher raw material costs that more than offset the increase in sales volume. The change in sales mix reflected lower agricultural chemical sales resulting from drought conditions in Brazil.

Gross profit for Asian operations declined 17 percent primarily due to the decline in sales volume.

Operating expenses for the Surfactants segment increased $0.5 million, or two percent, quarter over quarter. Operating expenses were up $0.8 million for Latin American operations primarily due to increased spending to support the Company’s growth initiative in Brazil. Lower North American operations fringe benefit expenses, largely the result of reduced estimates for incentive-based compensation, partially offset the increased costs in Latin America.

Polymers

Polymers net sales for the third quarter of 2014 increased $15.3 million, or 11 percent, over net sales for the third quarter of 2013. An eight percent increase in sales volume, higher selling prices and the effects of foreign currency translation accounted for $10.5 million, $4.2 million and $0.6 million, respectively, of the quarter-over-quarter net sales improvement. North American operations accounted for most of the improvement in net sales and sales volume. A quarter-over-quarter comparison of net sales by region follows:

(In thousands)	For the Three Months Ended
	September 30, 2014	September 30, 2013	Increase (Decrease)	Percent Change
North America	$99,702	$84,096	$15,606	+19
Europe	46,767	45,981	786	+2
Asia and Other	6,486	7,572	(1,086)	-14

Total Polymers Segment	$152,955	$137,649	$15,306	+11

Net sales for North American operations increased 19 percent due to a 16 percent increase in sales volume and a two percent increase in average selling prices, which accounted for $13.4 million and $2.2 million, respectively, of the quarter-over-quarter net sales improvement. Sales volume of polyols used in rigid foam applications improved 21 percent, primarily due to an improving economy and the energy conservation benefits achieved from using more insulation. Sales volumes for specialty polyols increased 33 percent as the Company continued to pursue growth opportunities for polyester resin and other CASE products. Most of the specialty polyols volume growth was attributable to the 2013 BMS polyester resin acquisition. Phthalic anhydride sales volume increased 14 percent between quarters due to new business partially offset by lower sales to a large customer.

Net sales for European operations increased two percent due to an increase in selling prices ($0.8 million positive effect) and the favorable effects of foreign currency translation ($0.7 million positive effect) partially offset by a two percent decline in sales volume ($0.7 million negative effect). The selling price increases reflected higher raw material costs. Demand for the Company’s polyol products used in rigid insulation board and metal panels was down slightly between quarters due to geopolitical issues that have resulted in economic uncertainty in Europe. Sales volume for specialty polyols was up quarter over quarter.

Net sales for Asia and Other regions declined 14 percent quarter over quarter due to decreased sales volume. Currently the Company supplies its customers in China and other parts of Asia with product imported from other Company sites and from local manufacturers. This sourcing is expected to continue until a new plant in China is operational, which is currently projected to be in the first half of 2016.

Polymers operating income for the third quarter of 2014 declined $0.8 million, or four percent, from operating income for the same quarter of 2013. Current quarter income was negatively impacted by a $3.4 million bad debt charge resulting from the filing for bankruptcy by a large North American phthalic anhydride customer. In addition, last year’s quarter benefited from the receipt of a $3.7 million business interruption insurance recovery for lost business related to a 2011 fire that damaged equipment at the Germany plant site. Quarter-over-quarter comparisons of gross profit by region and total segment operating expenses and operating income follow:

(In thousands)	For the Three Months Ended
	September 30, 2014	September 30, 2013	Increase (Decrease)	Percent Change
Gross Profit
North America	$22,422	$15,875	$6,547	+41
Europe	5,286	10,411	(5,125)	-49
Asia and Other	389	274	115	+42

Polymers Segment Gross Profit	$28,097	$26,560	$1,537	+6
Operating Expenses	9,829	7,484	2,345	+31

Operating Income	$18,268	$19,076	$(808)	-4

Gross profit for North American operations increased 41 percent due to the 16 percent increase in sales volume and to the positive impact of lower cost orthoxylene (the raw material for phthalic anhydride) and a more favorable mix of product sales. The Company will be taking a planned three-week maintenance shutdown in October of 2014, which will unfavorably affect fourth quarter gross profit.

Gross profit for European operations declined 49 percent quarter over quarter. The decrease between quarters was largely attributable to the non-recurring 2013 benefit of $3.7 million of business interruption insurance income. The decrease in sales volume coupled with higher raw material costs also contributed to the decline in gross profit.

The increase in gross profit for Asia and Other regions was largely due to lower costs and a more favorable sales mix.

Operating expenses for the Polymers segment were up $2.3 million due to the $3.4 million bad debt charge for the large North American phthalic anhydride customer that that filed for bankruptcy protection. The effect of the bad debt charge was partially offset by a $0.7 million favorable quarter-over-quarter change attributable to non-recurring 2013 charges for estimated dismantling costs for the Nanjing, China, manufacturing plant and by lower 2014 North American fringe benefit expenses, largely the result of reduced estimates for incentive-based compensation.

Specialty Products

Net sales for the third quarter of 2014 increased $0.5 million, or three percent, over net sales for the third quarter of 2013. Increased sales volume of products used in flavoring and pharmaceutical applications accounted for the net sales improvement. Operating income increased $1.7 million due to higher sales volume, the timing of pharmaceutical orders and lower operating expenses.

Corporate Expenses

Corporate expenses, which comprise operating expenses that are not allocated to the reportable segments, declined $3.2 million to $10.2 million for the third quarter of 2014 from $13.4 million for the same quarter of 2013. The quarter-over-quarter decline in corporate expenses was primarily attributable to decreased deferred compensation ($6.3 million) and fringe benefit ($0.9 million) expenses partially offset by increased legal and environmental expenses ($4.0 million). The decrease in deferred compensation expense ($4.1 million of income for the third quarter of 2014 compared to $2.2 million of expense for the third quarter of 2013) reflected an $8.48 per share 2014 third quarter decline in the value of Company stock, to which a substantial portion of the deferred compensation obligation is tied, compared to a third quarter 2013 increase of $2.12 per share. The following table presents the quarter-end Company common stock prices used in the computation of deferred compensation expense:

	2014		2013
	September 30	June 30	September 30	June 30
Company Stock Price	$44.38	$52.86	$57.73	$55.61

The decrease in fringe benefit expenses was principally attributable to lower estimates for 2014 incentive-based compensation.

The increase in legal and environmental expenses was due to a $4.3 million charge to increase the best estimate of the remediation liability for the Company’s Maywood site. The U.S. Environmental Protection Agency issued its final record of decision for the site in September 2014, which led to the increase in the best estimate of the remediation liability.

Nine Months Ended September 30, 2014 and 2013

Summary

Net income attributable to the Company for the first three quarters of 2014 declined 18 percent year-over-year to $50.9 million, or $2.22 per diluted share, compared to $62.2 million, or $2.71 per diluted share, for the first three quarters of 2013. Below is a summary discussion of the major factors leading to the year-over-year changes in net sales, profits and expenses. A detailed discussion of segment operating performance for the first three quarters of 2014 follows the summary.

Consolidated net sales increased $66.5 million, or five percent, between years. Higher average selling prices and the effects of foreign currency translation favorably affected the net sales change by $103.9 million and $2.7 million, respectively. A three percent decline in sales volume negatively affected the net sales change by $40.1 million. The increase in average selling prices was attributable to higher year-over-year raw material costs, primarily for Surfactants. The Surfactants segment also accounted for the consolidated sales volume decrease. Surfactants sales volume declined seven percent largely due to reduced volumes for North American operations. Sales volume for the Polymers segment increased 16 percent due to solid organic growth in North America and Europe and to the contribution of the North American polyester resins business acquired from Bayer MaterialScience LLC (BMS) in June 2013. Sales volume for Specialty Products declined one percent.

Operating income for the first three quarters of 2014 declined $13.6 million, or 14 percent, from operating income reported for the first three quarters of 2013. Gross profit decreased $21.0 million, or 10 percent, largely due to lower profits for Surfactants mainly driven by lower sales volume and higher expenses for operations in North America. Polymers gross profit was up 12 percent between years despite $3.7 million of business interruption insurance recovery income that benefited the prior year. Specialty Products reported a 13 percent year-over-year gross profit increase.

Operating expenses declined $7.5 million, or six percent, year over year. The following summarizes the year-over-year changes in the individual income statement line items that comprise the Company’s operating expenses:

•	Selling expenses increased $3.4 million, or eight percent, year over year. The increase was primarily attributable to a $3.4 million bad debt charge necessitated when a major Polymer customer filed for bankruptcy protection in September 2014.

•	Administrative expenses declined $10.6 million, or 22 percent, year over year primarily due to a $13.3 million reduction in deferred compensation expense and to a $1.1 million decrease in U.S. fringe benefits. A decrease in the value of Company stock for the first three quarters of 2014 compared to an increase in the value of Company common stock for the same period of last year led to the year-over-year decline in deferred compensation expense (see the ‘Overview’ and ‘Corporate Expenses’ sections of this MD&A for further details). The decline in fringe benefit expenses was largely attributable to a reduction in expenses for incentive-based compensation.

A $4.3 million charge to increase the best estimate of the remediation liability for the Company’s Maywood, New Jersey, site partially offset the impact of lower deferred compensation and fringe benefit expenses. The U.S. Environmental Protection Agency issued its final record of decision for the site in September 2014, which led to the increase in the best estimate of the remediation liability.

•	R&D expenses declined $0.3 million, or one percent, year over year. Lower U.S. fringe benefit expenses ($1.4 million), partially offset by higher salary expenses ($0.6 million) and by the write-off of design and engineering costs for a lab upgrade capital project that the Company decided not to pursue ($0.4 million), accounted for most of the decline.

Net interest expense for the first three quarters of 2014 increased $1.3 million, or 18 percent, over net interest expense for the first three quarters of 2013. The increase reflected higher average debt levels arising from the $100.0 million private placement note purchase agreement the Company executed in June 2013. The Company borrowed the funds to finance the second quarter 2013 BMS North American polyester resins acquisition, other capital expenditures and general corporate purposes.

The loss from the Company’s 50-percent equity joint venture (TIORCO) declined $0.2 million year over year due to higher commission and technical service income, partially offset by higher operating expenses.

Other, net for the first three quarters of 2014 was $0.5 million of income compared to $1.6 million of income for the same period of 2013. Investment income (including realized and unrealized gains and losses) for the Company’s deferred compensation and supplemental defined contribution mutual fund assets declined $1.3 million between quarters to $1.0 million for the first three quarters of 2014 from $2.3 million for the first three quarters of 2013. Foreign exchange losses totaled $0.5 million for 2014 compared to $0.7 million for 2013.

The effective tax rate was 26.9 percent for the first three quarters of 2014 compared to 27.6 percent for the first three quarters of 2013. The decrease was primarily attributable to a greater percentage of consolidated income being generated outside the U.S. where the effective tax rates are generally lower. This decrease was partially offset by the expiration of the U.S. research and development tax credit and the small agri-biodiesel producer tax credit.

Segment Results

(In thousands)	For the Nine Months Ended
Net Sales	September 30, 2014	September 30, 2013	Increase (Decrease)	Percent Change
Surfactants	$987,957	$989,417	$(1,460)	—
Polymers	420,332	354,972	65,360	+18
Specialty Products	64,693	62,068	2,625	+4

Total Net Sales	$1,472,982	$1,406,457	$66,525	+5

(In thousands)	For the Nine Months Ended
Operating Income	September 30, 2014	September 30, 2013	Increase (Decrease)	Percent Change
Surfactants	$48,692	$79,712	$(31,020)	-39
Polymers	47,538	43,364	4,174	+10
Specialty Products	10,600	8,340	2,260	+27

Segment Operating Income	$106,830	$131,416	$(24,586)	-19
Corporate Expenses	25,140	36,168	(11,028)	-30

Total Operating Income	$81,690	$95,248	$(13,558)	-14

Surfactants

Surfactants net sales for the first three quarters of 2014 declined $1.5 million, or less than one percent, from net sales for the first three quarters of 2013. A seven percent drop in sales volume mainly attributable to North American operations and the effects of foreign currency translation accounted for $71.4 million and $1.8 million, respectively, of the net sales decline. An increase in average selling prices favorably affected the net sales change by $71.7 million. A year-over-year comparison of net sales by region follows:

(In thousands)	For the Nine Months Ended
	September 30, 2014	September 30, 2013	Increase (Decrease)	Percent Change
North America	$602,347	$604,468	$(2,121)	—
Europe	219,533	216,062	3,471	+2
Latin America	122,658	121,888	770	+1
Asia	43,419	46,999	(3,580)	-8

Total Surfactants Segment	$987,957	$989,417	$(1,460)	—

Net sales for North American operations declined less than one percent due to an 11 percent decrease in sales volume and the unfavorable effects of foreign currency translation, which accounted for $63.8 million and $3.0 million, respectively, of the decline in net sales. Decreased sales of products used in biodiesel, laundry and cleaning, personal care and agricultural chemical applications accounted for the North American sales volume decline. These sales volume decreases were partially offset by sales volume growth for products used in oil field and household, industrial and institutional applications and for surfactants sold through distributors. The Company chose not to manufacture and sell biodiesel products in the first three quarters of 2014 because to do so would not have been economically advantageous. The decline in laundry and cleaning and personal care sales volume was largely attributable to the severe winter weather that caused production issues at some Company and customer manufacturing facilities and to customers bringing surfactant production in-house to more fully utilize their internal capacity. The decline in agricultural chemical sales volume reflected lower customer demand resulting from a spring planting season that was shortened due to prolonged winter weather in parts of the U.S. Average selling prices increased 12 percent, which offset the effects of the sales volume decline and unfavorable foreign currency translation by $64.7 million. Higher year-over-year raw material costs led to the higher average selling prices.

Net sales for European operations increased two percent due to a $9.8 million favorable effect of foreign currency translation. Both the European euro and British pound sterling strengthened against the U.S. dollar year over year. Sales volume declined three percent, which offset the impact of currency translation by $5.6 million. A less than one percent decrease in average selling prices had a $0.7 million negative effect on the year-over-year change in net sales. The decline in sales volume reflected lower demand for laundry and cleaning and personal care products as well as some lost business resulting from competitive pricing situations. Sales volumes for functional surfactants, primarily agricultural and emulsion polymers and foamers products, were up year over year.

Net sales for Latin American operations increased one percent due to a five percent increase in average selling prices and a one percent increase in sales volume, which accounted for $5.7 million and $1.7 million, respectively, of the year-over-year net sales change. Higher raw material costs led to the increase in average selling prices. The year-over-year sales volume increase was tempered by decreased agricultural chemical sales due to drought conditions in Brazil. The effects of foreign currency translation negatively affected the change in net sales by $6.6 million. The foreign currency translation effect resulted from the year-over-year weakening of the Brazilian real and the Colombian and Mexican pesos against the U.S. dollar.

Net sales for Asian operations declined eight percent due to a 10 percent decline in sales volume and to a $2.1 million unfavorable foreign currency effect. Sales volume for the third quarter of 2013 included one-time shipments of low margin methyl ester products out of Singapore to customers in Asia and Europe that did not recur in 2014. Singapore sales volume of products to U.S. operations was up 110 percent, and sales volume for operations in the Philippines improved four percent.

Surfactants operating income for the first three quarters of 2014 declined $31.0 million, or 39 percent, from operating income for the same period of 2013. Gross profit decreased $30.8 million largely due to lower sales volume and higher expenses in North America. Foreign currency translation contributed $0.9 million to the gross profit decline. Operating expenses increased $0.2 million, or less than one percent. Year-over-year comparisons of gross profit by region and total segment operating expenses and operating income follow:

(In thousands)	For the Nine Months Ended
	September 30, 2014	September 30, 2013	Increase (Decrease)	Percent Change
Gross Profit
North America	$65,861	$102,299	$(36,438)	-36
Europe	20,112	18,581	1,531	+8
Latin America	15,010	17,215	(2,205)	-13
Asia	13,249	6,932	6,317	+91

Surfactants Segment Gross Profit	$114,232	$145,027	$(30,795)	-21
Operating Expenses	65,540	65,315	225	—

Operating Income	$48,692	$79,712	$(31,020)	-39

North American gross profit declined 36 percent due to reduced sales volume and higher expenses. Manufacturing costs were up $8.2 million year over year largely due to increased maintenance, depreciation and utility costs. A major portion of the maintenance and utility cost increases was attributable to the prolonged inclement winter weather. In the first quarter of 2014, the Company incurred additional transportation expenses for the transfer of some production from weather-affected locations to other less impacted North American plants. Transportation expenses continued to be higher in the second and third quarters due to increased general freight rates and a planned infrastructure upgrade project at the Company’s Anaheim, California, plant. In addition to the foregoing, the Company recognized $1.8 million of accelerated depreciation in the first half of the current year related to the North American operations restructuring plan approved in the fourth quarter of 2013, which called for the shutdown of the Canadian sulfonation operation. All accelerated depreciation in connection with the restructuring for the Company’s Canadian sulfonation operation has been recognized.

Gross profit for European operations increased eight percent year over year. A more favorable mix of sales, lower material costs and a $0.7 million favorable foreign currency translation effect more than offset the impact of a three percent decline in sales volume.

Gross profit for Latin American operations declined 13 percent due to a less favorable mix of sales, higher raw material costs and an unfavorable $1.0 million foreign currency translation impact that more than offset the effect of a one percent increase in sales volume.

The year-over-year increase in gross profit for Asian operations was driven by the 110 percent increase in sales volume of methyl esters from Singapore to U.S. operations.

Operating expenses for the Surfactants segment increased $0.2 million, or less than one percent, between years. Operating expenses were up $1.3 million for Latin American operations primarily due to increased spending to support the Company’s growing organization in Brazil and to a first quarter 2014 increase in Colombia’s bad debt provision for a high-risk customer. Lower North American operations fringe benefit expenses, largely the result of reduced estimates for incentive-based compensation, partially offset the increased costs in Latin America.

Polymers

Polymers net sales for the first three quarters of 2014 increased $65.4 million, or 18 percent, over net sales for the first three quarters of 2013. A 16 percent increase in sales volume, the effects of foreign currency translation and higher average selling prices accounted for $57.4 million, $4.1 million and $3.9 million, respectively, of the year-over-year net sales improvement. The increase in sales volume was attributable to solid growth for North American and European operations. A year-over-year comparison of net sales by region follows:

(In thousands)	For the Nine Months Ended
	September 30, 2014	September 30, 2013	Increase	Percent Change
North America	$267,409	$218,689	$48,720	+22
Europe	134,548	118,573	15,975	+13
Asia and Other	18,375	17,710	665	+4

Total Polymers Segment	$420,332	$354,972	$65,360	+18

Net sales for North American operations increased 22 percent due to a 20 percent increase in sales volume. Specialty polyols, which includes the polyester resin business acquired from BMS in June 2013, accounted for about 56 percent of the sales volume increase (the current year includes nine months of sales related to the acquisition from BMS compared to four months of sales in 2013). Sales volume for polyols used in rigid foam applications improved 16 percent, principally due to increased insulation usage to conserve energy and to an improved economy. Sales volume of phthalic anhydride was essentially unchanged between years. The impact of reduced business with a large phthalic anhydride was largely offset by new business.

Net sales for European operations increased 13 percent due to a 13 percent increase in sales volume and to the effects of foreign currency translation, which accounted for $15.2 million and $4.4 million, respectively, of the net sales improvement. Strong demand continued for the Company’s polyol products used in rigid insulation board and metal panels, particularly for the first half of 2014. Average selling prices declined three percent, which reduced the year-over-year net sales improvement by $3.6 million.

Net sales for Asia and Other regions increased four percent between years. Higher average selling prices due to a more favorable sales mix more than offset the effects of a seven percent sales volume decline. The sales mix reflected a year-over-year sales volume decrease in Asia and an increase in polymers sold in Latin America.

Polymers operating income for the first three quarters of 2014 increased $4.2 million, or 10 percent, over operating income for the same period of 2013. The 2014 gowth was tempered by a $3.4 million bad debt charge resulting from the filing for bankruptcy by a large North American phthalic anhydride customer. In addition, results for 2013 included the receipt of a $3.7 million business interruption insurance recovery. Year-over-year comparisons of gross profit by region and total segment operating expenses and operating income follow:

(In thousands)	For the Nine Months Ended
	September 30, 2014	September 30, 2013	Increase (Decrease)	Percent Change
Gross Profit
North America	$51,629	$42,256	$9,373	+22
Europe	17,601	20,807	(3,206)	-15
Asia and Other	1,288	(12)	1,300	NM

Polymers Segment Gross Profit	$70,518	$63,051	$7,467	+12
Operating Expenses	22,980	19,687	3,293	+17

Operating Income	$47,538	$43,364	$4,174	+10

Gross profit for North American operations increased 22 percent due to the 20 percent increase in sales volume. Specialty polyols, which includes the polyester resin business acquired from BMS in June 2013, accounted for 44 percent of the year-over-year gross profit improvement, as nine months of the new polyester resin activity were included in the 2014 financial results compared to four months in the 2013 results. As noted earlier, the Company will be taking a planned three-week maintenance shutdown in October of 2014, which will unfavorably impact fourth quarter profits.

Gross profit for European operations declined 15 percent year over year. The decrease was mainly attributable to the non-recurring 2013 benefit of $3.7 million of business interruption insurance income.

The increase in gross profit for Asia and Other regions was primarily due to $0.6 million of accelerated depreciation charged in the first half of 2013 that did not recur in 2014. The accelerated depreciation reflected the winding down of manufacturing operations at the Company’s Nanjing, China, plant. Higher selling prices and a more favorable mix of sales also contributed to the gross profit improvement between years.

Operating expenses for the Polymers segment were up $3.3 million, or 17 percent, between years due to the $3.4 million bad debt charge discussed earlier. The effect of the bad debt charge was partially offset by a $0.7 million favorable year-over-year change attributable to non-recurring 2013 charges for estimated dismantling costs for the Nanjing, China, manufacturing plant. Foreign currency translation unfavorably affected the year-over-year change in operating expenses by $0.2 million.

Specialty Products

Net sales for the first three quarters of 2014 increased $2.6 million, or four percent, over net sales for the first three quarters of 2013. Selling price increases for food ingredient and nutritional supplement products more than offset the effect of a one percent sales volume decline. Operating income increased $2.3 million, or 27 percent, principally due to higher selling prices and lower operating expenses.

Corporate Expenses

Corporate expenses declined $11.1 million to $25.1 million for the first three quarters of 2014 from $36.2 million for the same period of 2013. The decline in corporate expenses was primarily due to decreased deferred compensation ($13.3 million) and fringe benefit ($1.7 million) expenses partially offset by increased legal and environmental expenses ($4.5 million). The decrease in deferred compensation expense ($9.8 million of income for the first three quarters of 2014 compared to $3.5 million of expense for the first three quarters of 2013) reflected a $21.25 per share decline in the value of Company stock for 2014 compared to an increase of $2.19 per share for 2013. The following table presents the quarter-end Company common stock prices used in the computation of deferred compensation expense:

	2014	2013		2012
	September 30	December 31	September 30	December 31
Company Stock Price	$44.38	$65.63	$57.73	$55.54

The decrease in fringe benefit expenses was principally attributable to lower estimates for 2014 incentive-based compensation.

The increase in legal and environmental expenses was due to a $4.3 million charge to increase the best estimate of the remediation liability for the Company’s Maywood site.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 2014, operating activities were a cash source of $44.9 million versus a source of $81.7 million for the comparable period in 2013. For the current year period, investing cash outflows totaled $67.3 million and financing activities consumed $19.6 million. Cash decreased by $44.6 million with exchange rates decreasing cash by $2.6 million.

For the current year-to-date, net income was down by $10.9 million and working capital consumed $20.7 million more than for the comparable year-ago period. Cash outflows for investing activities were down by $72.5 million year over year. Cash flow for financing activities was a use of $19.6 million in 2014 compared to a source of $86.3 million in 2013.

For the current year-to-date, accounts receivable were a use of $31.0 million compared to a use of $41.1 million for the comparable period in 2013. Inventories were a use of $28.3 million in 2014 versus a use of $9.6 million in 2013. Accounts payable and accrued liabilities were a source of $8.4 million in 2014 compared to a source of $26.6 million for the same period in 2013.

Working capital requirements were higher during the first nine months of 2014, compared to the same period in 2013 due mainly to a larger increase in inventory quantities year over year combined with rising raw material costs in 2014 versus falling raw material costs in 2013. The Company’s working capital investment is heavily influenced by the cost of crude oil and natural oils, from which many of its raw materials are derived. Fluctuations in raw material costs translate directly to inventory carrying costs and indirectly to customer selling prices and accounts receivable.

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

Investing cash outflows for the current year-to-date included capital expenditures of $62.4 million compared to $67.1 million for the comparable period last year. Prior year investing outflows also included $68.2 million for the acquisition of the North American polyester resins business of BMS. Other investing activities consumed $4.9 million in 2014 versus $4.6 million in 2013.

For 2014, the Company estimates that capital expenditures will range from $100 million to $110 million including capacity expansions in China, Brazil, and the United States.

The Company purchases its common shares in the open market from time to time to fund its own benefit plans and also to mitigate the dilutive effect of new shares issued under its benefit plans. The Company may also make open market repurchases as cash flows permit. For the nine months ended September 30, 2014, the Company purchased 124,667 shares in the open market at a total cost of $6.6 million. At September 30, 2014, there were 833,645 shares remaining under the current share repurchase authorization.

As of September 30, 2014, the Company’s cash and cash equivalents totaled $88.7 million, including $8.2 million in two separate U.S. money market funds, each of which was rated AAA by Standard and Poor’s and Aaa by Moody’s. Cash in U.S. demand deposit accounts totaled $15.1 million and cash of the Company’s non-U.S. subsidiaries held outside the U.S. totaled $65.4 million at September 30, 2014.

Consolidated balance sheet debt decreased by $5.4 million for the current year-to-date, from $270.6 million to $265.2 million. Since last year-end, domestic debt decreased by $4.3 million and foreign debt decreased by $1.1 million. Net debt (which is defined as total debt minus cash) increased by $39.2 million for the current year-to-date, from $137.3 million to $176.5 million. As of September 30, 2014, the ratio of total debt to total debt plus shareholders’ equity was 31.6 percent compared to 32.8 percent at December 31, 2013. As of September 30, 2014, the ratio of net debt to net debt plus shareholders’ equity was 23.5 percent compared to 19.9 percent at December 31, 2013.

At September 30, 2014, the Company’s debt included $237.9 million of unsecured private placement loans with maturities extending from 2014 through 2025. These loans are the Company’s primary source of long-term debt financing and are supplemented by bank credit facilities to meet short and medium-term needs.

On July 10, 2014, the Company amended the committed $125.0 million multi-currency five-year revolving credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and four U.S. banks named as lenders thereunder. The credit agreement allows the Company to make unsecured borrowings, as requested from time to time, for working capital and other corporate purposes. The amendment extends the maturity date of the 2012 Agreement from September 20, 2017 to July 10, 2019. This unsecured facility is the Company’s primary source of short-term borrowings with terms and conditions that are substantially equivalent to those of the Company’s other U.S. loan agreements. As of September 30, 2014, the Company had outstanding letters of credit of $3.0 million under the credit agreement and no borrowings, with $122.0 million remaining available. The Company anticipates that cash from operations, committed credit facilities and cash on hand will be sufficient to fund anticipated capital expenditures, working capital, dividends and other planned financial commitments for the foreseeable future.

Certain foreign subsidiaries of the Company maintain term loans and short-term bank lines of credit in their respective local currencies to meet working capital requirements as well as to fund capital expenditure programs and acquisitions. At September 30, 2014, the Company’s European subsidiaries had bank term loans of $3.5 million with maturities through 2016 and short-term bank debt of $23.4 million with remaining short-term borrowing capacity of $11.2 million. The Company’s Latin American subsidiaries had no short-term bank debt with $15.4 million of unused short-term borrowing capacity. The Company’s Philippine subsidiary had $0.4 million of short-term bank loans, which were guaranteed by the Company, with $7.6 million of unused borrowing capacity. The Company’s majority-owned joint venture in China had no short-term bank debt, with unused borrowing capacity of $6.5 million, on bank credit lines guaranteed by the Company.

The Company has material debt agreements that require the maintenance of minimum interest coverage and minimum net worth. These agreements also limit the incurrence of additional debt as well as the payment of dividends and repurchase of treasury shares. Testing for these agreements is based on the combined financial statements of the U.S. operations of the Company, Stepan Canada Inc., Stepan Quimica Ltda., Stepan Specialty Products, LLC, Stepan Specialty Products B.V. and Stepan Asia Pte. Ltd. (the “Restricted Group”). Under the most restrictive of these debt covenants:

1.	The Restricted Group must maintain a minimum interest coverage ratio, as defined within the agreements, of 2.0 to 1.0, for the preceding four calendar quarters.

2.	The Restricted Group must maintain net worth of at least $325.0 million.

3.	The Restricted Group must maintain a ratio of long-term debt to total capitalization, as defined in the agreements, not to exceed 55 percent.

4.	The Restricted Group may pay dividends and purchase treasury shares after December 31, 2013, in amounts of up to $100.0 million plus 100 percent of net income and cash proceeds of stock option exercises, measured cumulatively after June 30, 2014. The maximum amount of dividends that could have been paid within this limitation is disclosed as unrestricted retained earnings in Note 12, Debt, in the Notes to Consolidated Financial Statements.

The Company believes it was in compliance with all of its loan agreements as of September 30, 2014. Based on current projections, the Company believes it will be in compliance with its loan agreements throughout 2014.

ENVIRONMENTAL AND LEGAL MATTERS

The Company is subject to extensive federal, state and local environmental laws and regulations. Although the Company’s environmental policies and practices are designed to ensure compliance with these laws and regulations, future developments and increasingly stringent environmental regulation could require the Company to make additional unforeseen environmental expenditures. The Company will continue to invest in the equipment and facilities necessary to comply with existing and future regulations. During the first nine months of 2014 and 2013, the Company’s expenditures for capital projects related to the environment were $6.0 million and $3.4 million, respectively. These projects are capitalized and depreciated over their estimated useful lives, which are typically 10 years. Recurring costs associated with the operation and maintenance of facilities for waste treatment and disposal and managing environmental compliance in ongoing operations at the Company’s manufacturing locations were $15.8 million and $13.8 million for the nine months ended September 30, 2014 and 2013, respectively. While difficult to project, it is not anticipated that these recurring expenses will increase significantly in the future.

Over the years, the Company has received requests for information related to or has been named by the government as a potentially responsible party at a number of waste disposal sites where cleanup costs have been or may be incurred under CERCLA and similar state statutes. In addition, damages are being claimed against the Company in general liability actions for alleged personal injury or property damage in the case of some disposal and plant sites. The Company believes that it has made adequate provisions for the costs it may incur with respect to the sites. It is the Company’s accounting policy to record liabilities when environmental assessments and/or remedial efforts are probable and the cost or range of possible costs can be reasonably estimated. When no amount within the range is a better estimate than any other amount, the minimum is accrued. Some of the factors on which the Company bases its estimates include information provided by feasibility studies, potentially responsible party negotiations and the development of remedial action plans. After partial remediation payments at certain sites, the Company has estimated a range of possible environmental and legal losses of $19.1 million to $29.0 million at September 30, 2014, compared to $9.7 million to $28.9 million at December 31, 2013. At September 30, 2014, and December 31, 2013, the Company’s accrued liability for such losses, which represented the Company’s best estimate within the estimated range of possible environmental and legal losses, was $19.2 million and $14.7 million, respectively. The increase in the environmental and legal liability was primarily attributable to a $4.3 million increase in the best estimate to remediate the Company’s Maywood, New Jersey site. See Item 1, Part 2, Legal Proceedings, in this report and Note 7 to the condensed consolidated financial statements for further information. During the first nine months of 2014, cash outlays related to legal and environmental matters approximated $0.8 million compared to $1.8 million for the same period in 2013.

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

OUTLOOK

Stepan Company’s fourth quarter results will continue to be negatively impacted by lower commodity surfactant volumes in North America. Alternatives to improve returns on commodity assets are being pursued. Polymer growth typically slows in the fourth quarter, and this year’s results will include approximately $1 million in expenses associated with a planned maintenance shutdown of the Company’s Phthalic Anhydride production unit.

The Company has experienced a difficult 2014. Management recognizes that the Company’s performance has been disappointing, but there are many projects underway which are expected to reduce costs and aggressively build sales. The Company looks forward to improving Surfactant volumes and product mix and continuing to build on the momentum within its Polymer segment.

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

Item 4 – Controls and Procedures

a.	Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures as of the end of the most recent fiscal quarter covered by this Form 10-Q, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) were effective as of September 30, 2014.

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

On September 24, 2014, USEPA issued its Record of Decision (“ROD”) for chemically-contaminated soil. In addition, USEPA issued a Notice of Potential Liability letter (“Notice”) dated September 30, 2014. The Company has responded to the notice indicating a willingness to meet and discuss these matters with USEPA. Based on its current review and analysis of the ROD, the Company has increased its recorded liability for claims associated with soil remediation of chemical contamination by $4.3 million and believes such increase represents its best estimate of the cost of remediation for the Maywood site. The Company’s best estimate of the cost of remediation for the Maywood site could change as it continues to discuss these matters with USEPA and the design of the remedial action progresses. Depending on the ultimate cost of this remediation, the amount for which the Company is liable could differ from the Company’s current recorded liability.

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

Item 1A – Risk Factors

There have been no material changes from the risk factors disclosed in the Company’s 2013 Annual Report on Form 10-K.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July	19,116	$49.94	—	—
August	913	$49.69	—	—
September	14,770	$45.01	—	—

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Mine Safety Disclosures

Not applicable

Item 5 – Other Information

None

Item 6 – Exhibits

(a)	Exhibit 10(a)	–	Copy of Amended and Restated Credit Agreement dated July 10, 2014, included with the Company’s Current Report on Form 8-K filed on July 11, 2014, and incorporated herein by reference

(b)	Exhibit 10(b)	–	Copy of Consulting Agreement dated September 5, 2014, by and between Stepan Company and John V. Venegoni, included with the Company’s Current Report on Form 8-K filed on September 10, 2014, and incorporated herein by reference

(c)	Exhibit 10(c)	–	Copy of First Amendment of the Stepan Company Management Incentive Plan (As Amended and Restated Effective January 1, 2010), dated October 21, 2014.

(d)	Exhibit 31.1	–	Certification of President and Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)

(e)	Exhibit 31.2	–	Certification of Vice President and Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)

(f)	Exhibit 32	–	Certification pursuant to 18 U.S.C. Section 1350

(g)	Exhibit 101.INS	–	XBRL Instance Document

(h)	Exhibit 101.SCH	–	XBRL Taxonomy Extension Schema Document

(i)	Exhibit 101.CAL	–	XBRL Taxonomy Extension Calculation Linkbase Document

(j)	Exhibit 101.DEF		XBRL Taxonomy Extension Definition Document

(k)	Exhibit 101.LAB	–	XBRL Taxonomy Extension Label Linkbase Document

(l)	Exhibit 101.PRE	–	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 29, 2014

STEPAN COMPANY

/s/ Scott D. Beamer
Scott D. Beamer
Vice President and Chief Financial Officer