Form 10-K
period 2014-12-31
STEPAN CO
filed 2015-02-27
CIK 94049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

( X )	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF

1934 FOR THE TRANSITION PERIOD FROM ______________ TO _____________

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act        Yes    X      No  ___

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act   Yes  ___    No  X

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

(Check one):  Large accelerated filer X Accelerated filer     Non-accelerated filer  __   Smaller reporting company  __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes          No  X

Aggregate market value at June 30, 2014, of voting and non-voting common stock held by nonaffiliates of the registrant: $ 1,016,145,805*

Number of shares outstanding of each of the registrant’s classes of common stock as of January 30, 2015:

Class	Outstanding at January 30, 2015
Common Stock, $1 par value	22,255,647

Documents Incorporated by Reference

Part of Form 10-K	Document Incorporated
Part III, Items 10-14	Portions of the Proxy Statement for Annual Meeting of Stockholders to be held April 28, 2015.

* Based on reported ownership by all directors and executive officers at June 30, 2014.

STEPAN COMPANY

ANNUAL REPORT ON FORM 10-K

December 31, 2014

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

Polymers, which includes two primary product lines, polyols and phthalic anhydride, are used in multiple types of specialty polymers. Polyurethane polyols are used in the manufacture of rigid foam for thermal insulation in the construction industry. They are also a raw material base for coatings, adhesives, sealants and elastomers applications. Phthalic anhydride is used in polyester resins, alkyd resins, and plasticizers for applications in construction materials and components of automotive, boating, and other consumer products and internally in the Company’s polyols.

Specialty Products are chemicals used in food, flavoring, nutritional supplement and pharmaceutical applications.

MARKETING AND COMPETITION

Principal customers for surfactants are manufacturers of detergents, shampoos, lotions, fabric softeners, toothpastes and cosmetics. In addition, surfactants are sold to the producers of agricultural emulsifiers and lubricating products. Surfactants are also sold into the enhanced oil recovery end markets. Polymers are used in the construction and appliance industries, as well as in applications for the coatings, adhesives, sealants, elastomers and flexible foam industries. Polymers are also used by automotive, boating and other consumer product companies. Specialty products are used primarily by food, nutritional supplement and pharmaceutical manufacturers.

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

MAJOR CUSTOMER AND BACKLOG

The Company did not have any one customer whose business represented more than 10 percent of the Company’s consolidated revenue in 2014, 2013 or 2012. The Company has contract arrangements with certain customers, but volumes are generally contingent on purchaser requirements. Much of the Company’s business is essentially on a “spot delivery basis” and does not involve a significant backlog.

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

RAW MATERIALS

The most important raw materials used by the Company are petroleum or plant based. For 2015, the Company has contracts with suppliers that cover the majority of its forecasted requirements for major raw materials and is not substantially dependent upon any one supplier.

RESEARCH AND DEVELOPMENT

The Company maintains an active research and development program to assist in the discovery and commercialization of new knowledge with the intent that such efforts will be useful in developing a new product or in bringing about a significant improvement to an existing product or process. Total expenses for research and development during 2014, 2013 and 2012 were $27.2 million, $28.8 million, and $28.0 million, respectively. The remainder of research, development and technical service expenses reflected in the consolidated statements of income relates to technical services, which include routine product testing, analytical methods development and sales support service.

ENVIRONMENTAL COMPLIANCE

Compliance with applicable country, state and local regulations regarding the discharge of materials into the environment, or otherwise relating to the protection of the environment, resulted in capital expenditures by the Company of approximately $7.0 million during 2014. These expenditures represented approximately seven percent of the Company’s total 2014 capital expenditures. Capitalized environmental expenditures are depreciated and charged on a straight-line basis to pretax earnings over their estimated useful lives, which are typically 10 years. Recurring costs associated with the operation and maintenance of facilities for waste treatment and disposal and managing environmental compliance in ongoing operations at our manufacturing locations were approximately $21.2 million in 2014. Compliance with such regulations is not expected to have a material adverse effect on the Company’s earnings and competitive position in the foreseeable future.

EMPLOYMENT

At December 31, 2014 and 2013, the Company employed 2,024 and 2,015 persons, respectively. The Company has collective bargaining agreements with employees at some of its manufacturing locations. While the Company has experienced occasional work stoppages as a result of the collective bargaining process and may experience some work stoppages in the future, management believes that it will be able to negotiate all labor agreements on satisfactory terms. Past work stoppages have not had a significant impact on the Company’s operating results. Overall, the Company believes it has good relationships with its employees. In 2013, the Company negotiated a new four-year contract at its largest manufacturing site.

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

The executive officers of the Company, their ages and certain other information as of February 27, 2015, are as follows:

Name	Age	Title	Year First Elected Officer

F. Quinn Stepan	77	Chairman	1967
F. Quinn Stepan, Jr.	54	President and Chief Executive Officer	1997
Frank Pacholec	59	Vice President, Research and Development and Corporate Sustainability Officer	2003
Gregory Servatius	55	Vice President, Human Resources	2006
Scott C. Mason	56	Vice President, Supply Chain	2010
Scott D. Beamer	43	Vice President and Chief Financial Officer	2013
Arthur W. Mergner	51	Vice President and General Manager – Polymers	2014
Scott R. Behrens	45	Vice President and General Manager – Surfactants	2014

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

Scott C. Mason has served the Company as Vice President, Supply Chain since March 2010. From January 2006 until December 2009, he served as Senior Vice President Global Supply Chain and President, Alternative Channels of Nalco Company.

Scott D. Beamer has served the Company as Vice President and Chief Financial Officer since August 2013. From January 2012 until July 2013, he served as Assistant Corporate Controller at PPG Industries, Inc. From June 2008 until December 2011 he served as Chief Financial Officer and Director of Finance – PPG Europe at PPG Industries, Inc.

Arthur W. Mergner has served the Company as Vice President and General Manager - Polymers since April 2014. From June 2013 until April 2014, he served as Vice President - North America Polymers. From July 2008 through June 2013 he served as Vice President, Procurement.

Scott R. Behrens has served the Company as Vice President and General Manager - Surfactants since September 2014. From January 2010 to September 2014 he served as Vice President – Business Management.  From November 2008 to January 2010 he served as Vice President – Functional Products.

Item 1A. Risk Factors

The following discussion identifies the most significant factors that may materially and adversely affect the Company’s business, financial condition, results of operations and cash flows. These and other factors, many of which are beyond the Company’s control, may cause future results of operations to differ materially from those currently expected or desired. The following information should be read in conjunction with Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and related notes included in this Form 10-K.

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

While the Company maintains insurance coverage, some of these manufacturing issues may not be insurable, and when they are insurable, there can be no assurance that the insurance coverage would be sufficient to cover any or all losses resulting from the occurrence of any of these events or that insurance carriers would not deny coverage for these losses even if they are insured. There is also a risk, beyond the reasonable control of the Company, that an insurance carrier may not have the financial resources to cover an insurable loss. As a result, the occurrence of any of these events could have a material adverse effect on the Company’s business, financial position, results of operations and cash flows.

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

The costs of raw materials, natural gas and electricity represent a substantial portion of the Company’s operating costs. The principal raw materials used in the Company’s products are petroleum-based or plant-based. Natural gas is used in the Company’s manufacturing sites primarily to generate steam for its manufacturing processes. The prices of many of these raw materials have recently been very volatile. These fluctuations in prices may be affected by supply and demand factors, such as general economic conditions, manufacturers’ ability to meet demand, restrictions on the transport of raw material (some of which may be viewed as hazardous), currency exchange rates, political instability and terrorist attacks, all of which are beyond the Company’s control. The Company may not be able to pass increased raw material and energy costs on to customers through increases in product prices as a result of arrangements the Company has with certain customers and competitive pressures in the market. If the Company is unable to minimize the effects of increased raw material and energy costs or pass such increased costs on to customers, its business, financial position, results of operations and cash flows may be materially and adversely affected.

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

Customer product reformulations or new technologies can reduce the demand for the Company’s products.

The Company’s products are used in a broad range of customer product applications. Customer product reformulations or development and use of new technologies may lead to reduced consumption of Company-produced products or make some Company products unnecessary. It is imperative that the Company develops new products to replace the sales of products that mature and decline in use. The Company’s business, financial position, results of operations and cash flows could be materially and adversely affected if the Company is unable to manage successfully the maturation of existing products and the introduction of new products.

If the Company is unable to keep and protect its intellectual property rights, the Company’s ability to compete may be negatively impacted.

The Company relies on intellectual property rights for the manufacture, distribution and sale of its products in all three of its reportable segments. Although most of the Company’s intellectual property rights are registered in the United States and in the foreign countries in which it operates, the Company may not be able to assert these rights successfully in the future or guarantee that they will not be invalidated, circumvented or challenged. Other parties may infringe on the Company’s intellectual property rights, which may dilute the value of such rights. Infringement of the Company’s intellectual property rights could also result in diversion of management’s time and the Company’s resources to protect these rights through litigation or otherwise. In addition, the laws of some foreign countries may not protect the Company’s intellectual property rights to the same extent as the laws of the United States. Any loss of protection of these intellectual property rights could adversely affect the future financial position, results of operations and cash flows of the Company.

The Company is subject to risks related to its operations outside the U.S.

The Company has substantial operations outside the U.S. In the year ended December 31, 2014, the Company’s sales outside of the U.S. constituted approximately 41 percent of the Company’s net sales. In addition to the risks described in this Annual Report on Form 10‑K that are common to both the Company’s U.S. and non-U.S. operations, the Company faces, and will continue to face, risks related to the Company’s foreign operations such as:

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

The actual occurrence of any or all of the foregoing could have a material adverse effect on the Company’s business, financial position, results of operations and cash flows in the future.

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

The transportation of certain raw materials is highly regulated and is subject to increased regulation or restrictions, which may restrict or prohibit transport of these raw materials, resulting in these raw materials not be available to the Company and restricting or substantially limiting the Company’s manufacturing operations.

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

The Company has a significant amount of indebtedness and may incur additional indebtedness in the future. As of December 31, 2014, the Company had $273.9 million of debt on its balance sheet. U.S. debt included $232.1 million in unsecured promissory notes with maturities extending from 2015 until 2025 and $20.0 million in unsecured bank debt under its $125.0 million revolving credit facility.

The Company’s foreign subsidiaries also maintain bank term loans and short-term bank lines of credit in their respective countries to meet working capital requirements as well as to fund capital expenditure programs and acquisitions. As of December 31, 2014, the Company’s foreign subsidiaries’ aggregate outstanding debt totaled $21.8 million.

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

Cost overruns, delays and miscalculations in capacity needs with respect to the Company’s expansion or other capital projects could adversely affect the Company’s business, financial position, results of operations and cash flows.

From time to time, the Company initiates expansion and other significant capital projects. For example, the Company is currently in the process of constructing a new manufacturing plant in Nanjing Chemical Industrial Park in China to replace the Company’s original China facility from which the Company was required to vacate. The new plant is forecasted to be operational in the first half of 2016. Projects of this type are subject to risks of delay or cost overruns inherent in any large construction project resulting from numerous factors, including the following: shortages of equipment, materials or skilled labor; work stoppages; unscheduled delays in the delivery of ordered materials and equipment; unanticipated cost increases; difficulties in obtaining necessary permits or in meeting permit conditions; difficulties in meeting regulatory requirements or obtaining regulatory approvals; availability of suppliers to certify equipment for existing and enhanced regulations; design and engineering problems; and failure or delay of third party service providers, civil unrest and labor disputes. Significant cost overruns or delays in completing a project could have a material adverse effect on the Company’s return on investment, results of operations and cash flows. In addition, if the Company miscalculates its anticipated capacity needs, this too could negatively impact its operations, financial condition and results of operations.

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

	Name of Facility	Location	Site Size	Segment
1.	Millsdale	Millsdale (Joliet), Illinois	492 acres	Surfactants/Polymers
2.	Fieldsboro	Fieldsboro, New Jersey	45 acres	Surfactants
3.	Anaheim	Anaheim, California	8 acres	Surfactants
4.	Winder	Winder, Georgia	202 acres	Surfactants
5.	Maywood	Maywood, New Jersey	19 acres	Surfactants / Specialty Products
6.	Columbus	Columbus, Georgia	29.8 acres	Polymers
7.	Stepan France	Voreppe, France	20 acres	Surfactants
8.	Stepan Mexico	Matamoros, Mexico	13 acres	Surfactants
9.	Stepan Germany	Wesseling, Germany	12 acres	Surfactants/Polymers
10.	Stepan UK	Stalybridge, United Kingdom	11 acres	Surfactants
11.	Stepan Colombia	Manizales, Colombia	5 acres	Surfactants
12.	Stepan Canada	Longford Mills, Canada	70 acres (leased)	Surfactants
13.	Stepan China	Nanjing, China	4 acres (leased)	Polymers (The Company is no longer manufacturing at this site)
14.	Stepan Brazil	Vespasiano, Minas Gerais, Brazil	27 acres	Surfactants
15.	Stepan Philippines	Bauan, Batangas, Philippines	9 acres (leased)	Surfactants
16.	Stepan Poland	Brzeg Dolny, Poland	4 acres (perpetual use right)	Polymers
17.	Stepan Asia	Jurong Island, Singapore	8 acres (leased)	Surfactants
18.	Company Headquarters and Central Research Laboratories	Northfield, Illinois	8 acres	N/A
19.	Company Corporate Supply Chain, Human Resources, Legal and Finance Functions	Northbrook, Illinois	3.25 acres	N/A

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

On September 24, 2014, USEPA issued its Record of Decision (“ROD”) for chemically-contaminated soil. In addition, USEPA issued a Notice of Potential Liability letter (“Notice”) dated September 30, 2014. The Company has responded to the Notice indicating a willingness to meet and discuss these matters with USEPA. Such discussions with USEPA have been held and are continuing.  Based on its current review and analysis of the ROD and subsequent discussions with USEPA, the Company has increased its recorded liability for claims associated with soil remediation of chemical contamination by $7.1 million and believes such increase represents its best estimate of the cost of remediation for the Maywood site. The Company’s best estimate of the cost of remediation for the Maywood site could change as it continues to discuss these matters with USEPA and the design of the remedial action progresses. Depending on the ultimate cost of this remediation, the amount for which the Company is liable could differ from the Company’s current recorded liability.

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

Wilmington Site

The Company is currently contractually obligated to contribute to the response costs associated with the Company’s formerly-owned site at 51 Eames Street, Wilmington, Massachusetts. Remediation at this site is being managed by its current owner to whom the Company sold the property in 1980. Under the agreement, once total site remediation costs exceed certain levels, the Company is obligated to contribute up to five percent of future response costs associated with this site with no limitation on the ultimate amount of contributions. To date, the Company has paid the current owner $2.3 million for the Company’s portion of environmental response costs through the third quarter of 2014 (the current owner of the site bills the Company one calendar quarter in arrears). The Company has recorded a liability for its portion of the estimated remediation costs for the site. Depending on the ultimate cost of the remediation at this site, the amount for which the Company is liable could differ from the current estimates.

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

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
(a)	The Company’s common stock is listed and traded on the New York Stock Exchange. See table below for New York Stock Exchange quarterly market price information.

Quarterly Stock Data
	Stock Price Range
	2014		2013
Quarter	High	Low	High	Low
First	$65.14	$59.49	$64.99	$55.43
Second	$66.47	$51.17	$63.27	$52.34
Third	$53.91	$44.38	$59.98	$55.51
Fourth	$46.85	$36.34	$67.20	$56.06
Year	$66.47	$36.34	$67.20	$52.34

On February 19, 2013, the Board of Directors of Stepan Company authorized the Company to repurchase up to 1,000,000 shares of its outstanding common stock. This repurchase authorization replaced the previous authorization of February 11, 2009, and the remaining unutilized 2009 repurchase authorization of 170,542 shares was cancelled. During 2014, 154,633 shares of Company common stock were purchased in the open market and 2,179 shares of common stock were received to settle employees’ minimum statutory withholding taxes related to performance stock awards and deferred compensation distribution. The purchased and received shares were recorded as treasury stock in the Company’s balance sheet. At December 31, 2014, 803,679 shares remained available for repurchase under the February 19, 2013, authorization. The timing and amount of the repurchases are determined by the Company’s management based on its evaluation of market conditions and share price. Shares will be repurchased with cash in open market or private transactions in accordance with applicable securities and stock exchange rules.

(b)	On January 31, 2015, there were 1,611 holders of record of common stock of the Company.

(c)	Below is a summary by month of share purchases by the Company during the fourth quarter of 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

October	29,966	$44.56	—	—

November	—	—	—	—

December	—	—	—	—
(d)	See table below for quarterly dividend information.

Dividends Declared Per Common Share

Quarter	2014	2013
First	$0.17	$0.16
Second	$0.17	$0.16
Third	$0.17	$0.16
Fourth	$0.18	$0.17
Year	$0.69	$0.65

The Company has material debt agreements that restrict the payment of dividends. See the Liquidity and Financial Condition section of Part II, Item 7, Management’s Discussion and Analysis, for a description of the restrictions. See also Note 6, Debt, of the consolidated financial statements (Item 8 of this Form 10-K) for the amount of retained earnings available for dividend distribution at December 31, 2014.

(e)	Stock Performance Graph

The following stock performance graph compares the yearly change since December 31, 2009, in cumulative return on the common stock of the Company on a dividend reinvested basis to the Dow Jones Chemical Industry Index and the Russell 2000 Index. The Dow Jones Chemical Industry Index is a market-capitalization weighted grouping of 35 chemical companies, including major manufacturers of both basic and specialty products. The Company is not included in the Dow Jones Chemical Industry Index. The Russell 2000 Index is a market-capitalization weighted grouping of 2,000 small to medium sized companies in a broad range of industries. The Company has been included in the Russell 2000 Index since 1992. The graph assumes $100 was invested on December 31, 2009, and shows the cumulative total return as of each December 31 thereafter.

Item 6. Selected Financial Data

(In thousands, except per share data)

For the Year	2014	2013	2012	2011	2010
Net Sales	$1,927,213	$1,880,786	$1,803,737	$1,843,092	$1,431,122
Operating Income	90,694	109,153	128,716	118,456	107,897
Percent of Net Sales	4.7%	5.8%	7.1%	6.4%	7.5%
Income Before Provision for Income Taxes	75,535	95,630	115,722	104,894	101,479
Percent of Net Sales	3.9%	5.1%	6.4%	5.7%	7.1%
Provision for Income Taxes	18,454	23,293	36,035	32,292	35,888
Net Income Attributable to Stepan Company	57,101	72,828	79,396	71,976	65,427
Per Diluted Share (a)	2.49	3.18	3.49	3.21	2.95
Percent of Net Sales	3.0%	3.9%	4.4%	3.9%	4.6%
Percent to Total Stepan Company Stockholders’ Equity (b)	10.5%	14.1%	18.0%	19.2%	20.5%
Cash Dividends Paid	15,387	14,474	12,757	11,513	10,570
Per Common Share (a)	0.6900	0.6500	0.5800	0.5300	0.4900
Depreciation and Amortization	63,804	56,400	51,294	47,099	40,351
Capital Expenditures	101,819	92,865	83,159	83,166	73,748
Weighted-average Common Shares Outstanding (Diluted) (a)	22,917	22,924	22,730	22,440	22,180

As of Year End
Working Capital	$326,043	$339,557	$275,911	$246,516	$222,199
Current Ratio	2.3	2.3	2.1	2.1	2.1
Property, Plant and Equipment, Net	524,195	494,042	422,022	383,983	353,585
Total Assets	1,162,014	1,167,202	985,478	901,118	811,431
Long-term Debt Obligations, Less Current Maturities	246,897	235,246	149,564	164,967	159,963
Total Stepan Company Stockholders’ Equity	535,546	552,286	478,985	401,211	349,491
(a)	Comparative historical data reflects the two-for-one common stock split that was effective December 14, 2012.
(b)	Based on average equity.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The matters discussed in the following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) include forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words, “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should” and similar expressions. Actual results may vary materially.

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

Overview

The Company produces and sells intermediate chemicals that are used in a wide variety of applications worldwide. The overall business comprises three reportable segments:

●

Surfactants – Surfactants, which accounted for 67 percent of consolidated net sales in 2014, are principal ingredients in consumer and industrial cleaning products such as detergents for washing clothes, dishes, carpets, floors and walls, as well as shampoos and body washes. Other applications include fabric softeners, germicidal quaternary compounds, lubricating ingredients, emulsifiers for spreading agricultural products and industrial applications such as latex systems, plastics and composites. Surfactants are manufactured at six North American sites (five in the U.S. and one in Canada), three European sites (United Kingdom, France and Germany), three Latin American sites (Mexico, Brazil and Colombia) and two Asian sites (Philippines and Singapore). The Company also holds a 50 percent ownership interest in a joint venture, TIORCO, LLC (TIORCO), that markets chemical solutions for increasing the production of crude oil and natural gas from existing fields (enhanced oil recovery or EOR). The joint venture is accounted for under the equity method, and its financial results are excluded from the Surfactants segment operating results. Sales and related profits of the Company’s surfactants to enhanced oil recovery customers are included in Surfactants segment results.

●

Polymers – Polymers, which accounted for 29 percent of consolidated net sales in 2014, include polyurethane polyols, polyester resins and phthalic anhydride. Polyurethane polyols are used in the manufacture of rigid foam for thermal insulation in the construction industry and are also a base raw material for coatings, adhesives, sealants and elastomers (collectively, CASE products) and flexible foams. Polyester resins, which include liquid and powdered resins, are used in CASE and polyurethane systems house applications. Phthalic anhydride is used in unsaturated polyester resins, alkyd resins and plasticizers for applications in construction materials and components of automotive, boating and other consumer products. In addition, the Company uses phthalic anhydride internally in the production of polyols. In the U.S., polyurethane polyols and phthalic anhydride are manufactured at the Company’s Millsdale, Illinois, site and polyester resins are manufactured at the Company’s Columbus, Georgia, site. In Europe, polyols are manufactured at the Company’s subsidiaries in Germany and Poland. In Asia, polyols are currently toll produced for the Company’s 80-percent owned joint venture in Nanjing, China. The Company is currently building a new plant in Nanjing, China, that is expected to be operational in the first half of 2016.

●

Specialty Products – Specialty Products, which accounted for 4 percent of consolidated net sales in 2014, include flavors, emulsifiers and solubilizers used in food, flavoring, nutritional supplement and pharmaceutical applications. Specialty Products are primarily manufactured at the Company’s Maywood, New Jersey, site and, in some instances, at outside contractors.

Acquisition Agreement

On July 15, 2014, the Company announced that it reached an agreement with Procter & Gamble do Brasil S.A. to acquire (through the Company’s Brazilian subsidiary) a sulfonation production facility in Bahia, Brazil, subject to customary closing conditions. The facility is located in northeastern Brazil and has 30,000 metric tons of surfactants capacity. The acquisition is expected to expand the Company’s capabilities in Brazil, which is the world’s fifth most populous country and has a growing middle class.  As the country’s usage of laundry products transitions from soap bars to powders to liquids, surfactant use expands.  Surfactants used in functional applications, including the large Brazilian agricultural industry, are also increasing.  Brazil is a strategic priority for the Company. The acquired facility will become a part of the Company’s Surfactants segment. This acquisition is synergistic with the Company’s existing Vespasiano, Brazil, plant, and provides an opportunity to serve growing northeastern Brazil. The transaction is projected to close in the first or second quarter of 2015.

Deferred Compensation Plans

The accounting for the Company’s deferred compensation plans can cause period-to-period fluctuations in Company expenses and profits. Compensation expense results when the values of Company common stock and mutual fund investment assets held for the plans increase, and compensation income results when the values of Company common stock and mutual fund investment assets decline. The pretax effect of all deferred compensation-related activities (including realized and unrealized gains and losses on the mutual fund assets held to fund the deferred compensation obligations) and the income statement line items in which the effects of the activities were recorded are presented in the following table:

	Income (Expense)
	For the Year Ended December 31
(In millions)	2014	2013	Change
Deferred Compensation (Administrative expense)	$11.9	($9.5)	$21.4	(1)
Investment Income (Other, net)	1.2	1.0	0.2
Realized/Unrealized Gains (Losses) on Investments (Other, net)	0.3	2.5	(2.2)
Pretax Income Effect	$13.4	($6.0)	$19.4

	Income (Expense)
	For the Year Ended December 31
(In millions)	2013	2012	Change
Deferred Compensation (Administrative expense)	($9.5)	($10.2)	$0.7	(1)
Investment Income (Other, net)	1.0	0.1	0.9
Realized/Unrealized Gains (Losses) on Investments (Other, net)	2.5	1.3	1.2
Pretax Income Effect	($6.0)	($8.8)	$2.8
(1)	See the applicable Corporate Expenses section of this MD&A for details regarding the period-to-period changes in deferred compensation.

Effects of Foreign Currency Translation

The Company’s foreign subsidiaries transact business and report financial results in their respective local currencies. As a result, foreign subsidiary income statements are translated into U.S. dollars at average foreign exchange rates appropriate for the reporting period. Because foreign exchange rates fluctuate against the U.S. dollar over time, foreign currency translation affects year-to-year comparisons of financial statement items (i.e., because foreign exchange rates fluctuate, similar year-to-year local currency results for a foreign subsidiary may translate into different U.S. dollar results). The following tables present the effects that foreign currency translation had on the year-over-year changes in consolidated net sales and various income line items for 2014 compared to 2013 and 2013 compared to 2012:

				Increase (Decrease)
	For the Year Ended December 31		Increase	Due to Foreign Currency
(In millions)	2014	2013	(Decrease)	Translation

Net Sales	$1,927.2	$1,880.8	$46.4	$(10.8)
Gross Profit	249.6	281.7	(32.1)	(1.9)
Operating Income	90.7	109.2	(18.5)	(1.2)
Pretax Income	75.5	95.6	(20.1)	(1.2)

				Increase Due
	For the Year Ended December 31		Increase	to Foreign Currency
(In millions)	2013	2012	(Decrease)	Translation
Net Sales	$1,880.8	$1,803.7	$77.1	$2.3
Gross Profit	281.7	291.6	(9.9)	—
Operating Income	109.2	128.7	(19.5)	—
Pretax Income	95.6	115.7	(20.1)	0.2

RESULTS OF OPERATIONS

2014 Compared with 2013

Summary

Net income attributable to the Company for 2014 declined 22 percent year over year to $57.1 million, or $2.49 per diluted share, compared to $72.8 million, or $3.18 per diluted share, for 2013. Below is a summary discussion of the major factors leading to the year-over-year changes in net sales, profits and expenses. A detailed discussion of segment operating performance for 2014 follows the summary.

Consolidated net sales for 2014 increased $46.4 million, or two percent, over consolidated net sales for 2013. Higher average selling prices favorably affected the year-over-year net sales change by $131.2 million. A four percent decline in sales volume and the effects of foreign currency translation unfavorably affected the net sales change by $74.0 million and $10.8 million, respectively. The increase in average selling prices was attributable to higher raw material costs, primarily for Surfactants. The sales volume decline was mainly driven by the Surfactants segment, which reported an eight percent year-over-year volume decrease. Most of the sales volume decline was attributable to North American operations. Sales volume for the Polymers segment increased 13 percent due to solid organic growth in North America and Europe and growth from the North American polyester resins business acquired from Bayer MaterialScience LLC (BMS) in June 2013. Sales volume for Specialty Products declined four percent.

Operating income for 2014 declined $18.5 million, or 17 percent, from operating income for 2013. Gross profit decreased $32.1 million, or 11 percent, largely due to lower profits for Surfactants caused by reduced sales volumes and higher expenses for North American operations. Polymers gross profit improved nine percent between years due to sales volume growth that more than offset the effect of a $3.7 million business interruption insurance recovery that benefited the prior year. Specialty Products reported a five percent year-over-year gross profit decline.

Operating expenses, including business restructuring and asset impairment charges, declined $13.7 million, or eight percent, year over year. Lower deferred compensation and incentive-based compensation expenses were the major contributors to the decrease. The following summarizes the year-over-year changes in the individual income statement line items that comprise the Company’s operating expenses:

•

Selling expenses increased $1.5 million, or three percent, year over year. The increase was primarily attributable to $3.2 million in additional bad debt expense, most of which related to a $2.4 million bad debt charge necessitated when a major Polymer customer filed for bankruptcy protection in September 2014. The remainder of the bad debt expense increase reflected changes in allowances for certain high risk customers. A decline in incentive-based compensation, due to lower Company earnings, partially offset the effect of higher bad debt expense.

•

Administrative expenses declined $16.8 million, or 24 percent, year over year primarily due to a $21.4 million reduction in deferred compensation expense and to a decline in incentive-based compensation partially offset by $7.2 million of higher corporate legal and environmental expenses. A decrease in the value of Company stock for 2014 compared to an increase in the value of Company common stock 2013 led to the year-over-year decline in deferred compensation expense (see the ‘Overview’ and ‘Corporate Expenses’ sections of this MD&A for further details). The decline in incentive-based compensation reflected lower 2014 Company earnings.

A $7.1 million charge to increase the best estimate of the remediation liability for the Company’s Maywood, New Jersey, site accounted for the higher corporate legal and environmental expenses. The issuance of the final record of decision for the site in September 2014 by the U.S. Environmental Protection Agency (USEPA) as well as other subsequent communications with the USEPA led to the increase in the best estimate of the remediation liability.

•	R&D expenses declined $1.4 million, or three percent, year over year. Lower incentive-based compensation, partially offset by higher salary expense accounted for most of the decline.

•

Business Restructuring and Asset Impairments – Expenses for business restructuring and asset impairments were $4.0 million in 2014 compared to $1.0 million in 2013. The following are brief descriptions of the restructuring and impairment activities for each year. See Note 21, Business Restructuring and Asset Impairments, in the Notes to Consolidated Financial Statements for additional details.

2014

In the fourth quarter of 2014, a restructuring plan was approved that affects certain Company functions, principally the R&D function and to a lesser extent product safety and compliance and plant-site accounting functions. The objective of the plan is to better align staffing resources with the needs of the Company’s diversification and growth initiatives. In connection with the plan, the Company recognized a $1.7 million charge against income for the three and twelve months ended December 31, 2014.

In the fourth quarter of 2014, the Company wrote off the net book values of three assets, resulting in a charge against income of $2.3 million for the three and twelve months ended December 31, 2014. All three assets were part of the Company’s Surfactants segment, although the write-off charges were excluded from Surfactants segment results.

2013

For the three and twelve months ended December 31, 2013, the Company recorded a $1.0 million restructuring charge for estimated severance expense related to an approved plan to reduce future costs and increase operating efficiencies by consolidating a portion of its North American Surfactants manufacturing operations (part of the Surfactants reportable segment). In the third quarter of 2014, the Company shut down certain production areas at its Canadian manufacturing site. The future savings resulting from the restructuring are expected to run approximately $2.5 million per year.

Net interest expense for 2014 increased $1.1 million, or 10 percent, over net interest expense for 2013. The increase reflected the recognition of a full year’s interest on the $100.0 million private placement loan the Company executed in June 2013 to finance the BMS North American polyester resins acquisition and other capital expenditures.

The loss from the Company’s 50-percent equity joint venture (TIORCO) declined $0.3 million year over year largely due to higher commission income.

Other, net for 2014 was $1.3 million of income compared to $2.2 million of income for 2013. Investment income (including realized and unrealized gains and losses) for the Company’s deferred compensation and supplemental defined contribution mutual fund assets declined $2.2 million between years to $1.5 million for 2014 from $3.7 million for 2013. Foreign exchange losses declined $1.3 million to $0.2 million for 2014 from $1.5 million for 2013.

The effective tax rate was 24.4 percent in 2014 compared to 24.4 percent in 2013. Even though the tax rate remained the same year over year, there were significant offsetting items that impacted the rate.  The tax rate was driven higher by certain retroactive tax benefits recorded in 2013 that were nonrecurring in 2014.  The 2013 benefits included the income exclusion of certain biodiesel excise tax credits for the 2010 through 2012 tax periods and the federal research and development tax credit for the 2012 tax period.  The 2014 tax rate was also negatively impacted by a lower domestic production activities deduction as a result of lower U.S. taxable income and by higher state taxes as a result of certain tax benefits recorded in 2013 that were nonrecurring in 2014.  These items were offset by a greater percentage of consolidated income being generated outside the U.S. in 2014 where the effective tax rates are lower. See Note 9 to the consolidated financial statements for a reconciliation of the statutory U.S. federal income tax rate to the effective tax rate.

Segment Results

(In thousands)	For the Year Ended
Net Sales	December 31, 2014	December 31, 2013	Increase (Decrease)	Percent Change
Surfactants	$1,296,638	$1,317,164	$(20,526)	-2
Polymers	550,966	483,361	67,605	+14
Specialty Products	79,609	80,261	(652)	-1
Total Net Sales	$1,927,213	$1,880,786	$46,427	+2

(In thousands)	For the Year Ended
Operating Income	December 31, 2014	December 31, 2013	Increase (Decrease)	Percent Change
Surfactants	$60,778	$100,201	$(39,423)	-39
Polymers	60,690	54,536	6,154	+11
Specialty Products	10,487	10,902	(415)	-4
Segment Operating Income	$131,955	$165,639	$(33,684)	-20
Business Restructuring	4,009	1,040	2,969	+285
Corporate Expenses	37,252	55,446	(18,194)	-33
Total Operating Income	$90,694	$109,153	$(18,459)	-17

Surfactants

Surfactants net sales for 2014 declined $20.5 million, or two percent, from net sales for 2013. An eight percent decrease in sales volume and the effects of foreign currency translation accounted for $103.0 million and $11.1 million, respectively, of the net sales decline. All regions contributed to the drop in sales volume, although most of the decline was attributable to North American operations. An increase in average selling prices favorably affected the net sales change by $93.6 million. A year-over-year comparison of net sales by region follows:

	For the Year Ended
(In thousands)	December 31, 2014	December 31, 2013	Increase (Decrease)	Percent Change
North America	$792,244	$802,568	$(10,324)	-1
Europe	287,592	287,394	198	-
Latin America	160,076	160,426	(350)	-
Asia	56,726	66,776	(10,050)	-15
Total Surfactants Segment	$1,296,638	$1,317,164	$(20,526)	-2

Net sales for North American operations declined one percent due to a 10 percent drop in sales volume and the unfavorable effects of foreign currency translation, which accounted for $82.8 million and $4.3 million, respectively, of the net sales decrease. Lower year-over-year sales of products used in biodiesel, laundry and cleaning, personal care and agricultural chemical applications accounted for the North American sales volume decline. These sales volume decreases were partially offset by sales volume growth for products used in oil field and household, industrial and institutional (HI&I) applications and for surfactants sold through distributors. The Company chose not to manufacture and sell biodiesel products in 2014 because to do so would not have been economically advantageous. The decline in laundry and cleaning sales volume was largely attributable to customers bringing surfactant production in-house to more fully utilize their internal capacity.  Sales volumes for laundry and cleaning and personal care products were negatively affected by the severe winter weather earlier in the year that caused production issues at some Company and customer manufacturing facilities. The decline in agricultural chemical sales volume reflected lower customer demand resulting from a shortened spring planting season resulting from prolonged winter weather in parts of the U.S. Average selling prices increased 11 percent, which offset the effects of the sales volume decline and unfavorable foreign currency translation by $76.8 million.   The higher average selling prices were primarily attributable to higher raw material costs.

Net sales for European operations increased less than one percent between years due to a $5.5 million favorable effect of foreign currency translation offset by lower average selling prices and sales volume. The foreign currency translation effect was primarily the result of a year-over-year stronger British pound sterling relative to the U.S. dollar. Average unit selling prices and sales volumes declined one percent each, reducing the year-over-year net sales change by $3.6 million and $1.7 million, respectively. The one percent decline in sales volume reflected lower demand for laundry and cleaning and fuel additive products offset by sales volume improvements for HI&I, agricultural chemicals and emulsion polymers and foamers products.

Net sales for Latin American operations declined less than one percent due to the unfavorable effects of foreign currency translation ($9.9 million unfavorable effect) and a two percent decline in sales volume ($3.4 million unfavorable effect) offset by the impact of higher average selling prices ($12.9 million favorable effect). The foreign currency translation effect resulted from the year-over-year weakening of the Brazilian real and the Mexican and Colombian pesos against the U.S. dollar. The sales volume decline was attributable to lower sales out of Brazil, mainly due to decreased demand for laundry and cleaning products and to lower sales of agricultural chemical products resulting from drought conditions in Brazil. Higher raw material costs led to the increase in average selling prices.

Net sales for Asian operations declined 15 percent due to an 18 percent decline in sales volume and to a $2.4 million unfavorable foreign currency translation effect. Sales volume in 2013 included one-time shipments of low-margin methyl ester and biodiesel products from the Company’s Singapore plant to customers in Asia and Europe that did not recur in 2014. Singapore sales volume of products to U.S. operations was up 46 percent, and sales volume for operations in the Philippines increased one percent.

Surfactants operating income for 2014 declined $39.4 million, or 39 percent, from operating income for 2013.  Gross profit decreased $40.2 million largely due to lower sales volume and higher expenses in North America. Foreign currency translation contributed $2.1 million to the gross profit decline. Operating expenses decreased $0.8 million, or one percent. Year-over-year comparisons of gross profit by region and total segment operating expenses and operating income follow:

	For the Year Ended
(In thousands)	December 31, 2014	December 31, 2013	Increase (Decrease)	Percent Change
Gross Profit
North America	$84,118	$128,643	$(44,525)	-35
Europe	27,392	24,928	2,464	+10
Latin America	19,741	22,114	(2,373)	-11
Asia	14,269	10,021	4,248	+42
Surfactants Segment Gross Profit	$145,520	$185,706	$(40,186)	-22
Operating Expenses	84,742	85,505	(763)	-1
Operating Income	$60,778	$100,201	$(39,423)	-39

North American gross profit declined 35 percent due to the effects of a 10 percent decline in sales volume and higher expenses. Manufacturing expenses were up $11.1 million, or eight percent, largely due to increased maintenance and depreciation costs. Prolonged inclement winter weather early in 2014 and a significant planned fourth quarter maintenance shutdown in a major production area at the Millsdale, Illinois, plant led to the increase in maintenance expenses. In addition to higher manufacturing costs, the Company incurred incremental transportation expenses for the transfer of some production from weather-affected locations to other less impacted North American plants. Transportation expenses continued to be higher throughout the balance of the year due to increased general freight rates and a planned infrastructure upgrade project at the Company’s Anaheim, California, plant. Further to all of the foregoing, a fourth quarter charge for a customer claim against the Company and higher year-over-year accelerated depreciation ($1.8 million in 2014 compared to $0.3 million in 2013) related to the restructuring plan approved in last year’s fourth quarter also contributed to the gross profit decline.

Gross profit for European operations increased 10 percent year over year, reflecting a more favorable mix of sales and lower material and manufacturing costs that more than offset the impact of the one percent decline in sales volume.

Gross profit for Latin American operations declined 11 percent due to lower sales volume, a less favorable mix of sales, higher raw material costs and an unfavorable $1.5 million foreign currency translation effect.

The year-over-year increase in gross profit for Asian operations was driven by the sales volume increase to U.S. operations from the Company’s Singapore plant.

Operating expenses for the Surfactants segment declined $0.8 million, or one percent, between years. Lower incentive-based compensation and the favorable effects of foreign currency translation ($0.7 million), partially offset by higher expenses in Latin America primarily due to increased spending to support the Company’s growing organization in Brazil, accounted for the year-over-year decline.

Polymers

Polymers net sales for 2014 increased $67.6 million, or 14 percent, over net sales for 2013.  A 13 percent increase in sales volume, higher average selling prices and the effects of foreign currency translation accounted for $61.2 million, $6.3 million and $0.1 million, respectively, of the year-over-year net sales improvement. Sales volume was up between years for North American and European operations. A year-over-year comparison of net sales by region follows:

	For the Year Ended
(In thousands)	December 31, 2014	December 31, 2013	Increase (Decrease)	Percent Change
North America	$347,447	$294,421	$53,026	+18
Europe	175,862	161,262	14,600	+9
Asia and Other	27,657	27,678	(21)	-
Total Polymers Segment	$550,966	$483,361	$67,605	+14

Net sales for North American operations increased 18 percent due to a 16 percent increase in sales volume. Specialty polyols, which includes the polyester resin business acquired from BMS in June 2013, accounted for about 56 percent of the sales volume increase (2014 included twelve months of sales related to the acquisition from BMS compared to seven months of sales in 2013). Sales volume for polyols used in rigid foam applications improved 13 percent, principally due to increased demand for greater insulation usage to conserve energy and to an improved economy. Sales volume of phthalic anhydride was essentially unchanged between years, as the impact of reduced business with a large phthalic anhydride customer was largely offset by new business.

Net sales for European operations grew nine percent due to a nine percent increase in sales volume. Demand was strong for the Company’s polyol products used in rigid insulation board and metal panels in the first half of 2014. Sales volumes for the second half of 2014 were down slightly (less than one percent) from volumes for the second half of 2013 primarily due to the effects of the unsteady European economy.

Net sales for Asia and Other regions were essentially unchanged between years. Higher average selling prices due to a more favorable sales mix offset the effects of a five percent sales volume decline. The sales mix reflected a year-over-year sales volume decrease in Asia and an increase in polymers sold in Latin America.

Polymers operating income for 2014 increased $6.2 million, or 11 percent, over operating income for 2013. Most of the profit improvement was attributable to the sales volume increase for North American operations. The 2014 operating income growth was tempered by a $2.4 million bad debt charge resulting from the bankruptcy filing of a large North American phthalic anhydride customer. In addition, the 2013 results for European operations included the receipt of a $3.7 million business insurance recovery related to business interruption losses resulting from a 2011 fire that damaged equipment at the Company’s Germany plant. Year-over-year comparisons of gross profit by region and total segment operating expenses and operating income follow:

(In thousands)	For the Year Ended
	December 31, 2014	December 31, 2013	Increase (Decrease)	Percent Change
Gross Profit
North America	$64,532	$53,554	$10,978	+20
Europe	22,193	27,380	(5,187)	-19
Asia and Other	1,868	(17)	1,885	NM
Polymers Segment Gross Profit	$88,593	$80,917	$7,676	+9
Operating Expenses	27,903	26,381	1,522	+6
Operating Income	$60,690	$54,536	$6,154	+11

Gross profit for North American operations increased 20 percent principally due to the 16 percent increase in sales volume. All product lines contributed to the year-over-year gross profit growth. Specialty polyols, which includes the polyester resin business acquired from BMS in June 2013, accounted for 55 percent of the year-over-year gross profit improvement. Twelve months of financial activity for the new polyester resin activity were included in the 2014 financial results compared to seven months in the 2013 results.

Gross profit for European operations declined 19 percent year over year in large part due to the non-recurring benefit of $3.7 million of business interruption insurance income recognized in 2013. In addition, current year margins declined from 2013 due to higher raw material costs, competitive pressures on selling prices and higher manufacturing expenses.

The increase in gross profit for Asia and Other regions was primarily due to lower plant costs, higher selling prices and a more favorable mix of sales. Plant costs in 2013 included costs associated with the winding down of manufacturing operations at the Company’s Nanjing, China. In addition, a $0.6 million charge for accelerated depreciation was recognized in the first half of 2013 that did not recur in 2014. The results for 2014 were tempered by higher costs related to outsourcing products to sell. The outsourcing arrangement will continue until a new plant in China is operational, which is currently projected to be in the first half of 2016.

Operating expenses for the Polymers segment were up $1.5 million, or six percent, between years due to the $2.4 million bad debt charge for a phthalic anhydride customer that filed for bankruptcy (the original bad debt allowance of $3.4 million recorded in the third quarter of 2014 was reduced to $2.4 million in the fourth quarter due to new information arising from the bankruptcy proceedings). The effect of the bad debt charge was partially offset by lower 2014 incentive-based compensation attributable to lower total Company operating results.

Specialty Products

Net sales for 2014 declined $0.7 million, or one percent, from net sales for 2013 primarily due to a four percent decline in sales volume and to lower sales of products used in pharmaceutical applications, partially offset by increased selling prices. Operating income declined $0.4 million, or four percent, principally due to lower sales volume partially offset by lower operating expenses. Most of the net sales and operating income declines were attributable to the fourth quarter when sales volume was down 12 percent and margins fell due to competitive pressure on prices and to a less favorable mix of sales.

Corporate Expenses

Corporate expenses declined $18.2 million to $37.2 million for 2014 from $55.4 million for 2013. The decline in corporate expenses was primarily due to decreased deferred compensation ($21.4 million) and fringe benefit ($2.8 million) expenses partially offset by increased legal and environmental ($7.2 million) expenses. The decrease in deferred compensation expense ($11.9 million of income in 2014 compared to $9.5 million of expense in 2013) reflected a $25.55 per share decline in the value of Company stock for 2014 compared to an increase of $10.09 per share for 2013. Lower year-over-year mutual fund investment appreciation contributed to the decline in deferred compensation expense. The following table presents the year-end Company common stock prices used in the computation of deferred compensation expense:

	December 31
	2014	2013	2012
Company Stock Price	$40.08	$65.63	$55.54

The decrease in fringe benefit expenses was largely attributable to a decline in 2014 incentive-based compensation, which reflected lower Company financial operating results.

The higher year-over-year legal and environmental expense was due to a $7.1 million increase in the best estimate of the remediation liability for the Company’s Maywood site. The USEPA issued  its final record of decision for the site in September 2014, which led to a $4.3 million third quarter 2014 charge to increase the Company’s remediation liability for the site. After additional subsequent communications with the USEPA, the Company increased the remediation liability by an additional $2.8 million in the fourth quarter of 2014.

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

●

Selling expenses increased $0.1 million, or less than one percent, year over year. The only significant year-over-year variance was a $1.6 million reduction in U.S. fringe benefit expenses largely due to declines in short and long-term incentive expenses. Increases in a number of small expense items offset the decrease in U.S. benefit expense.

●

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

●

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

●

Business Restructuring -- In the fourth quarter of 2013, the Company approved a plan to consolidate a portion of its North American Surfactants manufacturing operations (part of the surfactants reportable segment) to reduce future costs and optimize asset utilization. The Company will shut down sulfonation production at its Canadian manufacturing site, which will result in the elimination of an estimated 20 North American positions. Production of affected products currently manufactured in Canada will be moved to U.S. plants. As a result of the approved plan, the Company recognized $1.0 million of one-time severance expenses in the fourth quarter of 2013.

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

Net interest expense in 2013 increased $0.8 million over net interest expense in 2012. The increase reflected higher average debt levels. On June 27, 2013, the Company borrowed $100.0 million pursuant to a private placement note purchase agreement that matures in 2025. The Company borrowed the funds primarily to finance the 2013 second quarter acquisition of the North American polyester resins business of BMS and expects to use the remaining proceeds for related capital expenditures and working capital as well as for general corporate purposes.

Other, net was $2.2 million of income for 2013 compared to $1.3 million of income for 2012. Net investment income (including realized and unrealized gains and losses) for the Company’s deferred compensation and supplemental defined contribution mutual fund assets was up $2.1 million year over year. Foreign exchange losses were $1.5 million for 2013 compared to $0.3 million for 2012.

The effective tax rate was 24.4 percent in 2013 compared to 31.1 percent in 2012. The decrease was primarily attributable to a favorable IRS ruling published in the fourth quarter of 2013 that allowed the Company to exclude certain biodiesel excise tax credits from income retroactive to January 1, 2010.  The decrease was also attributable to the federal research and development tax credit and the small agri-biodiesel producer tax credit which were extended retroactively from January 1, 2012 through December 31, 2013 when The American Taxpayer

Relief Act of 2012 was signed into law on January 2, 2013. Also contributing to the effective tax rate decline was a greater percentage of consolidated income being generated outside the U.S. where the effective tax rates are lower. See Note 9 to the consolidated financial statements for a reconciliation of the statutory U.S. federal income tax rate to the effective tax rate.

Segment Results

(In thousands)	For the Year Ended
Net Sales	December 31, 2013	December 31, 2012	Increase	Percent Change
Surfactants	$1,317,164	$1,305,800	$11,364	+1
Polymers	483,361	423,959	59,402	+14
Specialty Products	80,261	73,978	6,283	+8
Total Net Sales	$1,880,786	$1,803,737	$77,049	+4

(In thousands)	For the Year Ended
Operating Income	December 31, 2013	December 31, 2012	Increase (Decrease)	Percent Change
Surfactants	$100,201	$118,591	$(18,390)	-16
Polymers	54,536	48,130	6,406	+13
Specialty Products	10,902	12,242	(1,340)	-11
Segment Operating Income	$165,639	$178,963	$(13,324)	-7
Business Restructuring	1,040	—	1,040	NM
Corporate Expenses	55,446	50,247	5,199	+10
Total Operating Income	$109,153	$128,716	$(19,563)	-15

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

Net sales for North American operations declined one percent. Sales volume increased three percent, which favorably affected the year-over-year change in net sales by $21.9 million. The increase in sales volume reflected greater sales of functional surfactants used in agricultural and biodiesel applications and increased U.S. consumer product sales. Sales volume of oil field chemicals declined between years. Average selling prices declined three percent, which had a $28.6 million negative effect on the year-over-year net sales change. Lower raw material costs and the effects of customer contract selling price lags led to the decline in average selling prices. The effects of foreign currency translation had a $1.7 million unfavorable effect on the net sales change.

Net sales for European operations increased less than one percent between years. Sales volume increased six percent, which had a $15.8 million favorable effect on the year-over-year net sales change. Increased sales of Company products used in personal care, HI&I (household, institution and industrial) and agricultural chemical applications drove the sales volume improvement. Most of the improvement came from additional business from existing customers. A six percent decline in average selling prices had a negative $18.8 million effect on the year-over-year net sales change. Lower raw material costs and price competition led to the reduction in selling prices. The effects of foreign currency translation had a $4.3 million positive effect on the net sales change.

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

North American gross profit declined 17 percent year over year due to reduced margins that more than offset the effect of the three percent improvement in sales volume. Factors that contributed to the lower sales margins included customer contract selling price lags (which unfavorably impacted selling margins in 2013 while favorably impacting margins in 2012), the consumption of high priced methyl ester inventories (built up in the prior fourth quarter to support the Singapore start-up) and non-recurring costs to secure a strategic raw material for specialty surfactant growth. In addition, manufacturing expenses increased $4.2 million (three percent) between years primarily due to higher maintenance and depreciation costs. Fourth quarter 2013 gross profit declined $13.1 million from gross profit for the fourth quarter of 2012 despite a six percent increase in sales volume. The decline in quarter-over-quarter gross profit was due to the factors cited above and also due to the fact that costs for a number of key raw materials began rising in the fourth quarter, which had a further negative effect on margins.

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

Net sales for North American operations increased 12 percent between years. The increase in net sales was largely attributable to the contribution of the BMS North American polyester resins acquisition made in June. The acquired business accounted for $31.9 million of the year-over-year change in net sales. Net sales for the Company’s pre-acquisition polymer business were unchanged between years on sales volume that declined three percent. Phthalic anhydride volume was down six percent due primarily to continued weak demand from polyester resin customers. Sales volume for rigid polyol products used in insulation applications was down one percent. Also affecting the year-over-year change in net sales was a significant 2012 sale of a urethane systems product used in a new aircraft carrier that did not recur in 2013. Average selling prices for the pre-acquisition business were up three percent year over year due to higher average raw material costs and a more favorable product mix of sales.

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

Specialty Products

Net sales for 2013 increased $6.3 million, or eight percent, over net sales for 2012. Operating income declined $1.3 million due to higher raw material costs, increased manufacturing and operating expenses and competitive pricing pressures, especially for the Company’s medium-chain triglyceride products used in food ingredient applications.

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

Liquidity and Financial Condition

For the year ended December 31, 2014, operating activities were a cash source of $82.0 million versus a source of $150.3 million for the comparable period in 2013. In 2014, investing cash outflows totaled $109.2 million and financing activities consumed $14.9 million. Cash decreased by $48.1 million with exchange rates decreasing cash by $6.0 million.

For 2014, net income was down by $15.3 million and working capital consumed $46.5 million more than for 2013. Cash outflows for investing activities were down by $58.3 million year over year. Cash flow for financing activities was a use of $14.9 million in 2014 compared to a source of $76.3 million in 2013.

For 2014, accounts receivable were a use of $21.2 million compared to a use of $12.7 million for 2013. Inventories were a use of $18.5 million in 2014 versus a use of $3.8 million in 2013. Accounts payable and accrued liabilities were a use of $4.4 million in 2014 compared to a source of $26.3 million for the same period in 2013.

Working capital requirements were higher during 2014 compared to 2013 mainly due to a larger increase in inventory quantities year over year combined with a larger increase in raw material costs in 2014 versus 2013. The Company’s working capital investment is heavily influenced by the cost of crude oil and natural oils, from which many of its raw materials are derived. Fluctuations in raw material costs translate directly to inventory carrying costs and indirectly to customer selling prices and accounts receivable.

The accounts receivable increase for the year was driven mainly by higher selling prices, partially offset by improved accounts receivable turnover since December 31, 2013. The inventory cash use for the year was driven mainly by higher quantities to support customer service levels for the U.S. The Company has not changed its own payment practices related to its payables. It is management’s opinion that the Company’s liquidity is sufficient to provide for potential increases in working capital during 2015.

Investing cash outflows for the current year included capital expenditures of $101.8 million compared to $92.9 million for the comparable period last year. Prior year investing outflows also included $68.2 million for the acquisition of the North American polyester resins business of BMS. Other investing activities consumed $7.4 million in 2014 versus $6.5 million in 2013.

For 2015, the Company estimates that capital expenditures will range from $120 million to $140 million including capacity expansions in the United States, China, Europe and Brazil.

The Company purchases its common shares in the open market from time to time to fund its own benefit plans and also to mitigate the dilutive effect of new shares issued under its benefit plans. The Company may also make open market repurchases as cash flows permit. For the twelve months ended December 31, 2014, the Company purchased 154,633 shares in the open market at a total cost of $7.9 million. At December 31, 2014, there were 803,679 shares remaining under the current share repurchase authorization.

As of December 31, 2014, the Company’s cash and cash equivalents totaled $85.2 million. Cash in U.S. demand deposit accounts totaled $8.4 million and cash of the Company’s non-U.S. subsidiaries held outside the U.S. totaled $76.8 million at December 31, 2014.

Consolidated balance sheet debt increased by $3.3 million for the current year, from $270.6 million to $273.9 million. Since last year-end, domestic debt increased by $10.0 million and foreign debt decreased by $6.7 million. Net debt (which is defined as total debt minus cash) increased by $51.4 million for the current year, from $137.3 million to $188.7 million. As of December 31, 2014, the ratio of total debt to total debt plus shareholders’ equity was 33.8 percent compared to 32.8 percent at December 31, 2013. As of December 31, 2014, the ratio of net debt to net debt plus shareholders’ equity was 26.0 percent compared to 19.9 percent at December 31, 2013.

At December 31, 2014, the Company’s debt included $232.1 million of unsecured private placement loans with maturities extending from 2015 through 2025. These loans are the Company’s primary source of long-term debt financing and are supplemented by bank credit facilities to meet short and medium-term needs.

On July 10, 2014, the Company amended its committed $125.0 million multi-currency five-year revolving credit agreement. The credit agreement allows the Company to make unsecured borrowings, as requested from time to time, for working capital and other corporate purposes. The amendment extends the maturity date of the credit agreement from September 20, 2017 to July 10, 2019. This unsecured facility is the Company’s primary source of short-term borrowings with terms and conditions that are substantially equivalent to those of the Company’s other U.S. loan agreements. As of December 31, 2014, the Company had outstanding borrowings of $20.0 million and letters of credit of $2.7 million under the credit agreement, with $102.3 million remaining available. The Company anticipates that cash from operations, committed credit facilities and cash on hand will be sufficient to fund anticipated capital expenditures, working capital, dividends and other planned financial commitments for the foreseeable future.

Certain foreign subsidiaries of the Company maintain term loans and short-term bank lines of credit in their respective local currencies to meet working capital requirements as well as to fund capital expenditure programs and acquisitions. At December 31, 2014, the Company’s European subsidiaries had bank term loans of $7.6 million with maturities through 2021 and short-term bank debt of $13.5 million with remaining short-term borrowing capacity of $15.1 million. The Company’s Latin American subsidiaries had no short-term bank debt with $13.8 million of unused short-term borrowing capacity. The Company’s Philippine subsidiary had $0.7 million of short-term bank loans, which were guaranteed by the Company, with $7.3 million of unused borrowing capacity.

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

The Company believes it was in compliance with all of its loan agreements as of December 31, 2014. Based on current projections, the Company believes it will be in compliance with its loan agreements throughout 2015.

Contractual Obligations

At December 31, 2014, the Company’s contractual obligations, including estimated payments by period, were as follows:

	Payments Due by Period
(In thousands)	Total	Less than 1 year	1-3 years	3 – 5 years	More than 5 years
Long-term debt obligations	$273,931	$27,034	$34,128	$71,383	$141,386
Interest payments on debt obligations (a)	61,981	11,026	19,709	15,396	15,850
Operating lease obligations	30,547	4,523	5,685	3,688	16,651
Purchase obligations (b)	19,310	14,728	4,582	—	—
Other (c)	23,303	3,235	2,636	1,803	15,629
Total	$409,072	$60,546	$66,740	$92,270	$189,516
(a)

Interest payments on debt obligations represent interest on all Company debt at December 31, 2014. The interest payment amounts related to the variable rate component of the Company’s debt assume that interest will be paid at the rates prevailing at December 31, 2014. Future interest rates may change, and, therefore, actual interest payments would differ from those disclosed in the above table.

(b)	Purchase obligations consist of raw material, utility and telecommunication service purchases made in the normal course of business.
(c)

The “Other” category comprises deferred revenues that represent commitments to deliver products, expected 2015 required contributions to the Company’s funded defined benefit pension plans, estimated payments related to the Company’s unfunded defined benefit supplemental executive and outside director pension plans, estimated payments (undiscounted) related to the Company’s asset retirement obligations, and environmental remediation payments for which amounts and periods can be reasonably estimated.

The above table does not include $98.9 million of other non-current liabilities recorded on the balance sheet at December 31, 2014, as summarized in Note 15 to the consolidated financial statements. The significant non-current liabilities excluded from the table are defined benefit pension, deferred compensation, environmental and legal liabilities and unrecognized tax benefits for which payment periods cannot be reasonably determined. In addition, deferred income tax liabilities are excluded from the table due to the uncertainty of their timing.

Pension Plans

The Company sponsors a number of defined benefit pension plans, the most significant of which cover employees in its U.S. and U.K. locations.  The U.S. and U.K. plans are frozen, and service benefit accruals are no longer being made.  The funded status (pretax) of the Company’s defined benefit pension plans declined $33.1 million year over year, from $10.1 million underfunded at December 31, 2013, to $43.2 million underfunded at December 31, 2014.  Approximately $31.8 million of  the decline in funded status was due to changes in U.S. plan assumptions used to measure pension obligations, the most significant of which were as follows: a 78-basis point decline in discount rate ($15.8 million unfavorable effect); a change in mortality assumptions based on the recently released RP-2014 mortality tables ($9.5 million unfavorable effect); changes to certain demographic assumptions ($2.4 million favorable effect); and other assumptions ($3.5 million favorable effect). In addition to the assumption changes for plan obligations, actual plan asset returns compared to expected returns were unfavorable by $12.4 million. The U.K. plan accounted for the remainder of the change in funded status.

The Company contributed $2.4 million to its funded defined benefit plans in 2014. In 2015, the Company expects to contribute a total of $1.0 million to the U.K. defined benefit plan. As a result of pension funding relief included in the Highway and Transportation Funding Act of 2014, the Company has no 2015 contribution requirement to the U.S. pension plans. Payments to participants in the unfunded non-qualified plans should approximate $0.2 million in 2015, which is the same as payments made in 2014.

Letters of Credit

The Company maintains standby letters of credit under its workers’ compensation insurance agreements and for other purposes as needed. The insurance letters of credit are renewed annually and amended to the amounts required by the insurance agreements. As of December 31, 2014, the Company had a total of $2.7 million in outstanding standby letters of credit.

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

Environmental and Legal Matters

The Company’s operations are subject to extensive local, state and federal regulations. Although the Company’s environmental policies and practices are designed to ensure compliance with these regulations, future developments and increasingly stringent environmental regulation could require the Company to make additional environmental expenditures. The Company will continue to invest in the equipment and facilities necessary to comply with existing and future regulations. During 2014, the Company’s expenditures for capital projects related to the environment were $7.0 million. These projects are capitalized and depreciated over their estimated useful lives, which are typically 10 years. Recurring costs associated with the operation and maintenance of facilities for waste treatment and disposal and managing environmental compliance in ongoing operations at the Company’s manufacturing locations were approximately $21.2 million for 2014, $18.7 million for 2013 and $18.3 million for 2012. While difficult to project, it is not anticipated that these recurring expenses will increase significantly in the future.

Over the years, the Company has received requests for information related to or has been named by the government as a potentially responsible party at a number of waste disposal sites where cleanup costs have been or may be incurred under CERCLA and similar state statutes. In addition, damages are being claimed against the Company in general liability actions for alleged personal injury or property damage in the case of some disposal and plant sites. The Company believes that it has made adequate provisions for the costs it may incur with respect to the sites. See the Critical Accounting Policies section that follows for a discussion of the Company’s environmental liabilities accounting policy. After partial remediation payments at certain sites, the Company has estimated a range of possible environmental and legal losses from $21.9 million to $41.8 million at December 31, 2014, compared to $9.7 million to $28.9 million at December 31, 2013. At December 31, 2014, the Company’s accrued liability for such losses, which represented the Company’s best estimate within the estimated range of possible environmental and legal losses, was $22.0 million compared to $14.7 million at December 31, 2013. The increase in the environmental and legal liability was primarily attributable to a $7.1 million increase in the estimate to remediate the Company’s Maywood, New Jersey site. Because the liabilities accrued are estimates, actual amounts could differ from the amounts reported. During 2014, cash outlays related to legal and environmental matters approximated $1.2 million compared to $2.4 million expended in 2013.

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

See Item 3, Legal Proceedings, in this Form 10-K and Note 16, Contingencies, in the Notes to Consolidated Financial Statements for a summary of the significant environmental proceedings related to certain environmental sites.

Subsequent Event – Sale of Specialty Polyurethane Systems Product Lines

In January 2015, the Company sold its specialty polyurethane systems product lines (kits) to J6 Polymers, LLC (J6). Kit products were part of the Company’s Polymers segment and accounted for approximately $2,800,000 of the Company’s 2014 net sales. The sale to J6 was for cash and included inventory as well as customer and supplier lists, formulations, manufacturing procedures and all other intellectual property associated with the manufacturing and selling of kits. This transaction is expected to allow the Company’s Polymers segment to redeploy resources to further improve growth and innovation in its line of polyols for CASE applications. Prior to the sale, kits were produced by the Company and by third-party toll manufacturers on the Company’s behalf. The products manufactured by the Company will continue to be produced for J6 during a transition period. As a result of the kits sales transaction, the Company expects to report a pretax gain of $2,500,000 to $3,000,000 in the first quarter of 2015.

Outlook

In 2015, the Company is positioned to re-establish earnings momentum. Continued income growth in Polymers, higher functional surfactant volumes, improved operations, recovery of higher freight costs and benefits from falling raw material prices should favorably impact 2015.

Commodity consumer product and biodiesel volumes in North America remain a challenge, but opportunities to improve Surfactant asset utilization are being aggressively pursued.  Conversely, consumer product volumes in Brazil should increase in 2015 supported by the Company’s planned plant acquisition, now anticipated to close in the first or second quarter.  Globally, Surfactant volumes sold for functional applications should benefit from a recovery in the segment’s agricultural business.

Polymer income should grow in 2015 from continued energy conservation efforts throughout the world and the introduction of new specialty CASE resins and polyols.  Additional polyol capacity is planned for 2016 in China, Poland and the United States.

The Company’s internal efficiency program, using internal and external resources, is advancing and should deliver meaningful results in 2015 and beyond.

Climate Change Legislation

Based on currently available information, the Company does not believe that existing or pending climate change legislation or regulation is reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows.

Critical Accounting Policies

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America (generally accepted accounting principles). Preparation of financial statements in accordance with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The following is a summary of the accounting policies the Company believes are the most important to aid in understanding its financial results:

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

At December 31, 2014, the Company’s deferred compensation liability was $38.7 million, of which approximately 52 percent represented deferred compensation tied to the performance of the Company’s common stock; the remainder was tied to the mutual fund investment choices. A $1.00 increase in the market price of the Company’s common stock will result in approximately $0.6 million of additional compensation expense. A $1.00 reduction in the market price of the common stock will reduce compensation expense by a like amount. The expense or income associated with the mutual fund component will generally fluctuate in line with the overall percentage increase or decrease of the U.S. stock markets.

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

Recent Accounting Pronouncements

See Note 1 to the consolidated financial statements, included in Part II, Item 8, for information on recent accounting pronouncements which affect the Company.

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

The Company uses forward contracts to mitigate the exposure of certain foreign currency transactions and balances to fluctuating exchange rates. At December 31, 2014, the Company had forward contracts to sell $42.5 million on behalf of subsidiaries in Canada, Mexico, China, the Netherlands, and the Philippines. At year end, the Company had forward contracts to buy $1.2 million on behalf of subsidiaries in Germany and Poland. The Company also had a forward contract to sell EUR 6.0 million on behalf of its subsidiary in Poland and a forward contract to sell GBP 0.4 million on behalf of its subsidiary in France. The fair value of all forward contracts as of December 31, 2014, was a net liability of $0.6 million. As of December 31, 2014, the potential reduction in the Company’s earnings resulting from the impact of hypothetical adverse changes in exchange rates on the fair value of its outstanding foreign currency contracts of 10 percent for all currencies would have been $5.5 million.

Periodically, the Company and its subsidiaries issue U.S. dollar and euro denominated trade receivables or loans to each other. Gains and losses on these transactions are included in income. Except for the Company’s subsidiaries in Brazil and Colombia, foreign currency exposures are substantially hedged by forward contracts. At December 31, 2014, the U.S. dollar and euro denominated trade receivables or loans balances not covered by forward contracts were insignificant.

INTEREST RATES

The Company’s debt was made up of fixed-rate and variable-rate borrowings totaling $233.1 million and $41.0 million, respectively, as of December 31, 2014. For 2015, the Company estimates that interest on its short-term variable-rate borrowings will total approximately $0.9 million. A hypothetical 10 percent average change to short-term interest rates would result in a $0.1 million increase or decrease to interest expense for 2015.

The fair value of the Company’s long term fixed-rate debt, including current maturities, was estimated to be $244.6 million as of December 31, 2014, which was approximately $11.5 million above the carrying value. Market risk was estimated as the potential increase to the fair value that would result from a hypothetical 10 percent decrease in the Company’s weighted average long-term borrowing rates at December 31, 2014, or $4.5 million.

COMMODITY PRICE RISK

Certain raw materials used in the manufacture of the Company’s products are subject to price volatility caused by weather, petroleum prices, general economic demand and other unpredictable factors. Increased raw material costs are recovered from customers as quickly as the marketplace allows; however, certain customers have arrangements that allow for price changes only on a quarterly basis, and competitive pressures sometimes prevent the recovery of cost increases from customers, particularly in periods where there is excess industry capacity. As a result, for some product lines or market segments it may take time to recover raw material price increases. Periodically, firm purchase commitments are entered into which fix the price of a specific commodity that will be delivered at a future time. Forward purchase contracts are used to aid in managing the Company’s natural gas costs. At December 31, 2014, the Company had open forward contracts for the purchase of 1.6 million dekatherms of natural gas at a cost of $6.6 million. Because the Company has agreed to fixed prices for the noted quantity of natural gas, a hypothetical 10 percent fluctuation in the price of natural gas would cause the Company’s actual natural gas cost to be $0.7 million higher or lower than the cost at market price.

Item 8. Financial Statements and Supplementary Data

The following statements and data are included in this item:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Income (For years ended December 31, 2014, 2013 and 2012)

Consolidated Statements of Comprehensive Income (For years ended December 31, 2014, 2013 and 2012)

Consolidated Balance Sheets (December 31, 2014 and 2013)

Consolidated Statements of Cash Flow (For years ended December 31, 2014, 2013 and 2012)

Consolidated Statements of Stockholders’ Equity (For years ended December 31, 2014, 2013 and 2012)

Notes to Consolidated Financial Statements

Selected Quarterly Financial Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Stepan Company

Northfield, Illinois

We have audited the accompanying consolidated balance sheets of Stepan Company and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Stepan Company and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2015 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP

Chicago, Illinois

February 27, 2015

Stepan Company

Consolidated Statements of Income

For the years ended December 31, 2014, 2013 and 2012

(In thousands, except per share amounts)	2014	2013	2012
Net Sales (Note 1)	$1,927,213	$1,880,786	$1,803,737
Cost of Sales	1,677,650	1,599,101	1,512,184
Gross Profit	249,563	281,685	291,553
Operating Expenses:
Selling (Note 1)	54,763	53,229	53,145
Administrative (Note 1)	54,646	71,454	63,979
Research, development and technical services (Note 1)	45,451	46,809	45,713
	154,860	171,492	162,837
Business restructuring and asset impairments (Note 21)	4,009	1,040	—
Operating Income	90,694	109,153	128,716
Other Income (Expense):
Interest, net (Note 6)	(11,441)	(10,358)	(9,599)
Loss from equity in joint ventures (Note 1)	(5,008)	(5,336)	(4,724)
Other, net (Note 8)	1,290	2,171	1,329
	(15,159)	(13,523)	(12,994)
Income Before Provision for Income Taxes	75,535	95,630	115,722
Provision for Income Taxes (Note 9)	18,454	23,293	36,035
Net Income	57,081	72,337	79,687
Net (Income) Loss Attributable to Noncontrolling Interests (Note 1)	20	491	(291)
Net Income Attributable to Stepan Company	$57,101	$72,828	$79,396
Net Income Per Common Share Attributable to Stepan Company (Note 18):
Basic	$2.51	$3.22	$3.71
Diluted	$2.49	$3.18	$3.49
Shares Used to Compute Net Income Per Common Share Attributable to Stepan Company (Note 18):
Basic	22,758	22,621	21,273
Diluted	22,917	22,924	22,730

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Stepan Company

Consolidated Statements of Comprehensive Income

For the years ended December 31, 2014, 2013 and 2012

(In thousands)	2014	2013	2012
Net Income	$57,081	$72,337	$79,687
Other Comprehensive Income (Loss):
Foreign currency translation adjustments (Note 19)	(31,980)	(8,034)	6,101
Defined benefit pension plans:
Net actuarial loss arising in period (net of taxes of $14,227, $7,783 and $2,568 for 2014, 2013 and 2012, respectively)	(24,186)	13,417	(5,387)
Amortization of prior service cost included in pension expense (net of taxes of $6, $6 and $5 for 2014, 2013 and 2012, respectively)	14	13	13
Amortization of actuarial loss included in pension expense (net of taxes of $1,032, $2,015 and $1,371 for 2014, 2013 and 2012, respectively)	1,695	3,395	2,261
Amortization of transition obligation included in pension expense (net of taxes of $0, $1 and $5 for 2014, 2013 and 2012, respectively)	—	1	13
Net defined benefit pension plan activity (Note 19)	(22,477)	16,826	(3,100)
Cash flow hedges:
Gains (losses) arising in period (net of taxes of $0, $0, $16 in 2014, 2013 and 2012, respectively)	—	(32)	116
Reclassifications to income in period (net of taxes of $7, $14 and $8 in 2014, 2013 and 2012, respectively)	3	13	19
Net cash flow hedge activity (Note 19)	3	(19)	135
Other Comprehensive Income (Loss)	(54,454)	8,773	3,136
Comprehensive Income	2,627	81,110	82,823
Comprehensive (Income) Loss Attributable to Noncontrolling Interests	57	440	(389)
Comprehensive Income Attributable to Stepan Company	$2,684	$81,550	$82,434

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Stepan Company

Consolidated Balance Sheets

December 31, 2014 and 2013

(Dollars in thousands)	2014	2013
Assets
Current Assets:
Cash and cash equivalents	$85,215	$133,347
Receivables, less allowances of $10,011 in 2014 and $5,945 in 2013	270,436	265,721
Inventories (Note 5)	183,233	172,368
Deferred income taxes (Note 9)	15,364	12,637
Other current assets	21,308	24,477
Total current assets	575,556	608,550
Property, Plant and Equipment:
Land	12,446	13,008
Buildings and improvements	171,559	162,199
Machinery and equipment	1,119,400	1,085,763
Construction in progress	82,446	55,529
	1,385,851	1,316,499
Less: accumulated depreciation	(861,656)	(822,457)
Property, plant and equipment, net	524,195	494,042
Goodwill, net (Note 4)	11,502	11,726
Other intangible assets, net (Note 4)	20,803	23,669
Long-term investments (Note 2)	20,217	18,305
Other non-current assets	9,741	10,910
Total Assets	$1,162,014	$1,167,202
Liabilities and Equity
Current Liabilities:
Current maturities of long-term debt (Note 6)	$27,034	$35,377
Accounts payable	156,983	157,277
Accrued liabilities (Note 14)	65,496	76,339
Total current liabilities	249,513	268,993
Deferred income taxes (Note 9)	15,804	20,616
Long-term debt, less current maturities (Note 6)	246,897	235,246
Other non-current liabilities (Note 15)	112,856	88,606
Commitments and Contingencies (Note 16)
Equity (Note 10):
Common stock, $1 par value; authorized 60,000,000 shares; issued 25,640,090 shares in 2014 and 25,563,909 shares in 2013	25,640	25,564
Additional paid-in capital	139,573	135,693
Accumulated other comprehensive loss (Note 19)	(83,945)	(29,528)
Retained earnings	520,540	478,826
Less: Common treasury stock, at cost, 3,384,443 shares in 2014 and 3,231,289 shares in 2013	(66,262)	(58,269)
Total Stepan Company stockholders’ equity	535,546	552,286
Noncontrolling interests	1,398	1,455
Total equity	536,944	553,741
Total Liabilities and Equity	$1,162,014	$1,167,202

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Stepan Company

Consolidated Statements of Cash Flows

For the years ended December 31, 2014, 2013 and 2012

(In thousands)	2014	2013	2012
Cash Flows From Operating Activities
Net income	$57,081	$72,337	$79,687
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	63,804	56,400	51,294
Deferred compensation	(11,903)	9,496	10,252
Realized and unrealized gain on long-term investments	(241)	(2,611)	(1,460)
Stock-based compensation	(68)	2,783	3,122
Deferred income taxes	5,306	259	134
Other non-cash items	8,260	7,253	2,755
Changes in assets and liabilities, excluding effects of acquisitions:
Receivables, net	(21,229)	(12,749)	3,906
Inventories	(18,521)	(3,794)	(50,260)
Other current assets	1,430	(5,950)	(2,210)
Accounts payable and accrued liabilities	(4,376)	26,256	24,055
Pension liabilities	(2,709)	1,997	(4,341)
Environmental and legal liabilities	6,493	(353)	(66)
Deferred revenues	(732)	2,428	(662)
Excess tax benefit from stock options and awards	(640)	(3,438)	(7,237)
Net Cash Provided By Operating Activities	81,955	150,314	108,969
Cash Flows From Investing Activities
Expenditures for property, plant and equipment	(101,819)	(92,865)	(83,159)
Business acquisitions, net of cash acquired (Note 20)	─	(68,212)	—
Sale of mutual funds	908	698	537
Other, net	(8,310)	(7,179)	(4,827)
Net Cash Used In Investing Activities	(109,221)	(167,558)	(87,449)
Cash Flows From Financing Activities
Revolving debt and bank overdrafts, net	14,219	4,820	770
Other debt borrowings	4,923	100,000	—
Other debt repayments	(12,656)	(17,618)	(18,460)
Dividends paid	(15,387)	(14,474)	(12,757)
Company stock repurchased	(7,924)	(2,275)	(2,098)
Stock option exercises	1,754	3,977	4,473
Excess tax benefit from stock options and awards	640	3,438	7,237
Other, net	(421)	(1,615)	(8,640)
Net Cash Provided By (Used In) Financing Activities	(14,852)	76,253	(29,475)

Effect of Exchange Rate Changes on Cash	(6,014)	(2,537)	731

Net Increase (Decrease) in Cash and Cash Equivalents	(48,132)	56,472	(7,224)
Cash and Cash Equivalents at Beginning of Year	133,347	76,875	84,099
Cash and Cash Equivalents at End of Year	$85,215	$133,347	$76,875

Supplemental Cash Flow Information
Cash payments of income taxes, net of refunds	$23,142	$22,691	$29,698
Cash payments of interest	$12,447	$11,281	$10,491

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Stepan Company

Consolidated Statements of Equity

For the years ended December 31, 2014, 2013 and 2012

		STEPAN COMPANY SHAREHOLDERS
(In thousands, except share and per share amounts)	Total	Convertible Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest
Balance, December 31, 2011	$405,465	$12,957	$11,709	$94,932	$(43,195)	$(41,485)	$366,293	$4,254
Issuance of 582,730 shares of common stock under stock option plan	8,806	—	321	8,485	—	—	—	—

Purchase of 251,312 shares of common stock	(11,759)	—	—	—	(11,759)	—	—	—

Purchase of remaining interest in Stepan Philippines, Inc. from noncontrolling interest	(2,000)	—	—	551	—	197	—	(2,748)

Conversion of preferred stock to common stock	—	(11,409)	604	10,805	—	—	—	—

Stock-based and deferred compensation	3,065	—	48	2,993	24	—	—	—

Net income	79,687	—	—	—	—	—	79,396	291

Other comprehensive income	3,136	—	—	—	—	3,038	—	98

Cash dividends paid:
Preferred stock ($1.375 per share)	(579)	—	—	—	—	—	(579)	—
Common stock ($0.58 per share)	(12,178)	—	—	—	—	—	(12,178)	—

Non-qualified stock option and stock award income tax benefit	7,237	—	—	7,237	—	—	—	—

Two-for-one stock split	—	—	12,460	—	—	—	(12,460)	—
Balance, December 31, 2012	$480,880	$1,548	$25,142	$125,003	$(54,930)	$(38,250)	$420,472	$1,895

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Stepan Company

Consolidated Statements of Equity

For the years ended December 31, 2014, 2013 and 2012

		STEPAN COMPANY SHAREHOLDERS
(In thousands, except share and per share amounts)	Total	Convertible Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest
Balance, December 31, 2012	$480,880	$1,548	$25,142	$125,003	$(54,930)	$(38,250)	$420,472	$1,895
Issuance of 227,410 shares of common stock under stock option plan	4,069	—	227	3,842	—	—	—	—

Purchase of 60,595 shares of common stock	(3,425)	—	—	—	(3,425)	—	—	—

Redemption of preferred stock	(21)	(21)	—	—	—	—	—	—

Conversion of preferred stock to common stock	—	(1,527)	140	1,387	—	—	—	—

Stock-based and deferred compensation	2,162	—	55	2,021	86	—	—	—

Net income	72,337	—	—	—	—	—	72,828	(491)

Other comprehensive income	8,773	—	—	—	—	8,722	—	51

Cash dividends paid:
Preferred stock ($1.375 per share)	(43)	—	—	—	—	—	(43)	—
Common stock ($0.65 per share)	(14,431)	—	—	—	—	—	(14,431)	—

Non-qualified stock option and stock award income tax benefit	3,440	—	—	3,440	—	—	—	—
Balance, December 31, 2013	$553,741	$—	$25,564	$135,693	$(58,269)	$(29,528)	$478,826	$1,455

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Stepan Company

Consolidated Statements of Equity

For the years ended December 31, 2014, 2013 and 2012

		STEPAN COMPANY SHAREHOLDERS
(In thousands, except share and per share amounts)	Total	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest
Balance, December 31, 2013	$553,741	$25,564	$135,693	$(58,269)	$(29,528)	$478,826	$1,455

Issuance of 67,029 shares of common stock under stock option plan	1,754	67	1,687	—	—	—	—

Purchase of 154,633 shares of common stock	(7,924)	—	—	(7,924)	—	—	—

Stock-based and deferred compensation	1,493	9	1,553	(69)	—	—	—

Net income	57,081	—	—	—	—	57,101	(20)

Other comprehensive income	(54,454)	—	—	—	(54,417)	—	(37)

Cash dividends paid:
Common stock ($0.69 per share)	(15,387)	—	—	—	—	(15,387)	—

Non-qualified stock option and stock award income tax benefit	640	—	640	—	—	—	—
Balance, December 31, 2014	$536,944	$25,640	$139,573	$(66,262)	$(83,945)	$520,540	$1,398

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements

For the years ended December 31, 2014, 2013 and 2012

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

TIORCO, LLC is equally owned and controlled by the Company and Nalco Company (a subsidiary of Ecolab Inc.). The Company’s investment in TIORCO, LLC is accounted for using the equity method and is included in the other non-current assets line on the consolidated balance sheets. The Company’s share of TIORCO, LLC’s net earnings is included in the loss from equity in joint ventures line of the consolidated statements of income.

Cash and Cash Equivalents

The Company considers all highly liquid investments with purchased maturities of three months or less to be cash equivalents.

At December 31, 2014, the Company’s cash and cash equivalents totaled $85.2 million.  Cash in U.S. demand deposit accounts totaled $8.4 million and cash of the Company’s non-U.S. subsidiaries held outside the U.S. totaled $76.8 million as of December 31, 2014.

Receivables and Credit Risk

Receivables are stated net of allowances for doubtful accounts and other allowances and primarily include trade receivables from customers, as well as nontrade receivables from suppliers, governmental tax agencies and others.

The Company is exposed to credit risk on accounts receivable balances. This risk is mitigated by the Company’s large, diverse customer base, which is dispersed over various geographic regions and industrial sectors. No single customer comprised more than 10 percent of the Company’s consolidated net sales in 2014, 2013 or 2012.

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

The following is an analysis of the allowance for doubtful accounts and other accounts receivable allowances for the years ended December 31, 2014, 2013 and 2012:

(In thousands)	2014	2013	2012
Balance at January 1	$5,945	$5,533	$5,214
Provision charged to income	4,625	719	314
Accounts written off, net of recoveries	(559)	(307)	5
Balance at December 31	$10,011	$5,945	$5,533

The 2014 provision charged to income included a $2,388,000 bad debt allowance for a major Polymer customer that filed for protection under Chapter 11 of the U.S. Bankruptcy Code in September 2014. Also included in the 2014 provision charged to income were additional allowances for certain high risk accounts and for general reserves.

Inventories

Inventories are valued at cost, which is not in excess of market value, and include material, labor and plant overhead costs. The last-in, first-out (LIFO) method is used to determine the cost of the Company’s U.S. inventories. The first-in, first-out (FIFO) method is used for all other inventories. Inventories priced at LIFO as of December 31, 2014 and 2013, accounted for 67 and 64 percent of total inventories, respectively.

Property, Plant and Equipment

Depreciation of property, plant and equipment is provided on a straight-line basis over the estimated useful lives of the assets. Lives used for calculating depreciation are generally 30 years for buildings and 15 years for building improvements. For assets classified as machinery and equipment, lives generally used for calculating depreciation expense range from 10 to 15 years for manufacturing equipment, five to 10 years for furniture and fixtures, three to five years for vehicles and three to 10 years for computer equipment and software. Manufacturing of chemicals is capital intensive with a large majority of the assets included in machinery and equipment representing manufacturing equipment. Major renewals and betterments are capitalized in the property accounts, while maintenance and repairs ($55,923,000, $48,683,000, and $45,072,000 in 2014, 2013 and 2012, respectively), which do not renew or extend the life of the respective assets, are charged to operations as incurred. Land is not depreciated. The cost of property retired or sold and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in income.

Included in the computer equipment and software component of machinery and equipment are costs related to the acquisition and development of internal-use software. Capitalized costs for internal-use software include external direct costs of materials and services consumed in obtaining and developing the software. For development projects where major internal resources are committed, payroll and payroll-related costs incurred during the application development phase of the project are also capitalized. The capitalized costs are amortized over the useful lives of the software, which are generally three to 10 years. Costs incurred in the preliminary project phase are expensed.

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

Cost of Sales

Cost of sales comprises raw material costs (including inbound freight expense to deliver the raw materials), manufacturing plant labor expenses and various manufacturing overhead expenses, such as utility, maintenance, operating supply, amortization and manufacturing asset depreciation expenses. Cost of sales also includes outbound shipping and handling expenses, inter-plant transfer costs and warehouse expenses.

Operating Expenses

Selling expense comprises salary and the related fringe benefit expenses for marketing and sales personnel and operating costs, such as outside agent commissions, automobile rental and travel-related expenses, which support the sales and marketing functions. Bad debt charges and any depreciation expenses related to marketing assets (e.g., computers) are also classified as selling expense.

Administrative expense comprises salary and the related fringe benefit expenses and operating costs for the Company’s various administrative functions, which include information services, finance, legal, and human resources. Compensation expense related to the Company’s deferred compensation plans and legal and environmental remediation expenses are also classified as administrative expense.

The Company’s research and development costs are expensed as incurred. These expenses are aimed at discovery and commercialization of new knowledge with the intent that such effort will be useful in developing a new product or in bringing about a significant improvement to an existing product or process. Total research and development expenses were $27,236,000, $28,782,000 and $28,032,000 in 2014, 2013 and 2012, respectively. The remainder of research, development and technical service expenses reflected on the consolidated statements of income relates to technical services, which include routine product testing, quality control and sales support service.

Environmental Expenditures

Environmental expenditures that relate to current operations are expensed in cost of sales. Expenditures that mitigate or prevent environmental contamination and that benefit future operations are capitalized as assets and depreciated on a straight-line basis over the estimated useful lives of the assets, which are typically 10 years.

Estimated future expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are recorded as liabilities, with the corresponding charge recorded in administrative expenses, when environmental assessments and/or remedial efforts are probable and the cost or range of possible costs can be reasonably estimated. When no amount within the range is a better estimate than any other amount, the minimum amount in the range is accrued. Some of the factors on which the Company bases its estimates include information provided by feasibility studies, potentially responsible party negotiations and the development of remedial action plans. Legal costs related to environmental matters are expensed as incurred (see Note 16 for environmental contingencies).

Goodwill and Other Intangible Assets

The Company’s intangible assets include patents, agreements not to compete, trademarks, customer lists, technological and manufacturing know-how and goodwill, all of which were acquired as part of business or product line acquisitions. Intangible assets other than goodwill are determined to have either finite or indefinite useful lives. The Company currently has no indefinite-life intangible assets. The values for intangible assets with finite lives are amortized over the useful lives of the assets. In addition, finite-life intangible assets are tested for impairment when events or changes in circumstances indicate that the carrying value of an intangible asset may not be recoverable. Goodwill is not amortized. Goodwill is tested for impairment at least annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit to which goodwill relates below the reporting unit’s carrying value. For more details see Note 4.

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

Translation of Foreign Currencies

For the Company’s consolidated foreign subsidiaries whose functional currency is the local foreign currency, assets and liabilities are translated into U.S. dollars at exchange rates in effect at year end and revenues and expenses are translated at average exchange rates for the year. Any resulting translation adjustments are included in the consolidated balance sheets in the accumulated other comprehensive loss line of stockholders’ equity. Gains or losses on foreign currency transactions are reflected in the other, net caption of the consolidated statements of income. The Company has one foreign subsidiary whose functional currency is the U.S. dollar. For this subsidiary, nonmonetary assets and liabilities are translated at historical rates, monetary assets and liabilities are translated at exchange rates in effect at year end, revenues and expenses are translated at average exchange rates for the year and translation gains and losses are included in the other, net caption of the consolidated statements of income.

Stock-Based Compensation

The Company grants stock options, performance stock awards and stock appreciation rights (SARs) to certain employees under its incentive compensation plans. The Company calculates the fair values of stock options, performance stock awards and SARs on the date such instruments are granted. The fair values of the stock option and performance stock awards are then recognized as compensation expense over the vesting periods of the instruments. The Company’s SARs are cash-settled and accounted for as liabilities that must be re-measured at fair value at the end of each reporting period. Compensation expense for each reporting period is calculated as the period-to-period change (or portion of the change, depending on the proportion of the vesting period that has been completed at the reporting date) in the fair value of the SARs. See Note 11 for detailed information about the Company’s stock-based compensation.

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

Comprehensive Income and Accumulated Other Comprehensive Income

Comprehensive income includes net income and all other non-owner changes in equity that are not reported in net income. Comprehensive income is disclosed in the consolidated statements of comprehensive income. Accumulated other comprehensive income (AOCI) is reported as a component of stockholders’ equity in the Company’s consolidated balance sheets. See Note 19 for detailed information regarding changes in the Company’s AOCI and reclassifications out of AOCI to income.

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

At December 31, 2014, the Company held open forward contracts for the purchase of 1.6 million dekatherms of natural gas in 2015 and 2016 at a cost of $6,558,000. The Company uses forward contracts to minimize its exposure to volatile natural gas prices. Because the Company anticipates taking delivery of the natural gas for use in its operations, the forward contracts qualify for the normal purchase exception election provided under U.S. GAAP for derivative instruments. The Company has elected the exceptions for such contracts. As a result, the forward contracts are not accounted for as derivative instruments. The cost of natural gas is charged to expense at the time the natural gas is delivered and used.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-04, Liabilities (Topic 405), Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date. This update requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date, as the sum of a) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and b) any additional amount the reporting entity expects to pay on behalf of its co-obligors. The update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The requirements of ASU No. 2013-04 were effective on a retrospective basis for interim and annual periods beginning after December 15, 2013. Because the Company had no applicable obligations resulting from joint and several liability arrangements, adoption of ASU No. 2013-04 did not impact on the Company’s financial position, results of operations or cash flows.

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740), Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The update clarifies that unrecognized tax benefits related to a net operating loss carryforward, or similar tax loss, or tax credit carryforward, should generally be presented in the financial statements as a reduction to a deferred tax asset. The requirements of ASU No. 2013-11 were effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Because the Company had no unrecognized tax benefits in jurisdictions where a net operating loss carryforward, or similar tax loss, or tax credit carryforward existed, adoption of the new guidance had no impact on the Company’s financial position, results of operations or cash flows.

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The update amends the definition of a discontinued operation, changes the criteria for reporting discontinued operations and requires expanded disclosures for discontinued operations and new disclosures about disposal transactions that do not meet the discontinued operations criteria. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has or will have a major effect on an entity's operations and financial results. The requirements of ASU No. 2014-08 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014, with early adoption permitted. Upon adoption of the ASU, the Company will assess discontinued operations using the new criteria and will provide the necessary disclosures for discontinued operations and other disposal activities. This ASU is not expected to have an effect on the Company’s financial position, results of operations or cash flows.

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

2. Fair Value Measurements

The following are the financial instruments held by the Company at December 31, 2014 and 2013, and descriptions of the methods and assumptions used to estimate the instruments’ fair values:

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

At December 31, 2014 and 2013, the fair values and related carrying values of debt, including current maturities, were as follows:

(In thousands)	December 31
	2014	2013

Fair value	$285,441	$276,069

Carrying value	273,931	270,623

The following tables present financial assets and liabilities measured on a recurring basis at fair value as of December 31, 2014 and 2013, and the level within the fair value hierarchy in which the fair value measurement falls:

(In thousands)	December 2014	Level 1		Level 2		Level 3

Mutual fund assets	$20,217		$20,217	$	─	$	─
Derivative assets:
Foreign currency contracts	73		─		73		─
Total assets at fair value	$20,290		$20,217		$73	$	─

Derivative liabilities:
Foreign currency contracts	$628	$	─		$628	$	─

(In thousands)	December 2013	Level 1	Level 2	Level 3

Mutual fund assets	$18,305	$18,305	$—	$—
Derivative assets:
Foreign currency contracts	74	—	74	—
Total assets at fair value	$18,379	$18,305	$74	$—

Derivative liabilities:
Foreign currency contracts	$165	$—	$165	$—
Interest rate contracts	20	—	20	—
Total liabilities at fair value	$185	$—	$185	$—

3. Derivative Instruments

The Company is exposed to certain risks relating to its ongoing business operations. The primary risk managed by the use of derivative instruments is foreign currency exchange risk. The Company holds forward foreign currency exchange contracts that are not designated as any type of accounting hedge as defined by U.S. generally accepted accounting principles. The Company uses these contracts to manage its exposure to exchange rate fluctuations on certain Company subsidiary cash, accounts receivable, accounts payable and other obligation balances that are denominated in currencies other than the entities’ functional currencies. The forward foreign exchange contracts are recognized on the balance sheet as either an asset or a liability measured at fair value. Gains and losses arising from recording the foreign exchange contracts at fair value are reported in earnings as offsets to the losses and gains reported in earnings arising from the re-measurement of the receivable and payable balances into the applicable functional currencies. At December 31, 2014 and 2013, the Company had open forward foreign currency exchange contracts, all with settlement dates of about one month, to buy or sell foreign currencies with a U.S. dollar equivalent of $51,623,000 and $20,289,000, respectively.

The Company is exposed to volatility in short-term interest rates and, at times, mitigates certain portions of that risk using interest rate swaps and designating such swaps as cash flow hedges. The interest rate swaps are recognized on the balance sheet as either an asset or a liability measured at fair value. Period-to-period changes in the fair value of interest rate swap hedges are recognized as gains or losses in other comprehensive income, to the extent effective. As each interest rate swap hedge contract is settled, the corresponding gain or loss is reclassified out of AOCI into earnings in that settlement period. At December 31, 2014, the Company held no significant interest rate swap contracts. At December 31, 2013, the Company held interest rate swap contracts with notional values of $2,268,000.

The fair values of the derivative instruments held by the Company on December 31, 2014, and December 31, 2013, and derivative instrument gains and losses for the years ended December 31, 2014, 2013 and 2012, were immaterial. For amounts reclassified out of AOCI into earnings for the years ended December 31, 2014, 2013 and 2012, see Note 19.

4. Goodwill and Other Intangible Assets

The changes in the carrying value of goodwill for the years ended December 31, 2014 and 2013, were as follows:

(In thousands)	Surfactants Segment		Polymer Segment		Specialty Products Segment		Total
	2014	2013	2014	2013	2014	2013	2014	2013
Balance as of January 1
Goodwill	$9,107	$9,246	$5,603	$937	$483	$483	$15,193	$10,666
Accumulated impairment loss	(3,467)	(3,467)	—	—	—	—	(3,467)	(3,467)
Goodwill, net	5,640	5,779	5,603	937	483	483	11,726	7,199
Goodwill acquired (1)	—	—	—	4,642	—	—	—	4,642
Foreign currency translation	(82)	(139)	(142)	24	—	—	(224)	(115)
Balance as of December 31
Goodwill	9,025	9,107	5,461	5,603	483	483	14,969	15,193
Accumulated impairment loss	(3,467)	(3,467)	—	—	—	—	(3,467)	(3,467)
Goodwill, net	$5,558	$5,640	$5,461	$5,603	$483	$483	$11,502	$11,726
(1)	See Note 20 for information regarding the goodwill acquired in business combinations.

The Company tests its goodwill balances for impairment in the second quarter of each calendar year. The 2014 and 2013 tests indicated no impairment.

The following table presents the components of other intangible assets, all of which have finite lives, as of December 31, 2014 and 2013. The year-over-year changes in gross carrying values resulted from the effects of foreign currency translation.

(In thousands)	Gross Carrying Value		Accumulated Amortization
	December 31		December 31
	2014	2013	2014	2013
Other Intangible Assets:
Patents	$6,947	$6,947	$2,096	$1,498
Trademarks	4,087	4,087	748	345
Customer lists	8,082	8,094	1,871	1,098
Know-how (a)	8,273	8,313	1,871	831
Total	$27,389	$27,441	$6,586	$3,772
(a)

Know-how includes intellectual property rights covering proprietary information, written formulae, trade secrets or secret processes, inventions and developmental products (whether patentable or not), discoveries, improvements, compositions, manufacturing processes, manuals, specifications and technical data.

Aggregate amortization expense for the years ended December 31, 2014, 2013 and 2012, was $2,841,000, $2,832,000 and $2,516,000, respectively. Estimated amortization expense for identifiable intangibles assets for each of the five succeeding fiscal years is as follows:

(In thousands)
For year ended 12/31/15	$2,825
For year ended 12/31/16	2,681
For year ended 12/31/17	2,565
For year ended 12/31/18	2,565
For year ended 12/31/19	2,565

5. Inventories

The composition of inventories was as follows:

	December 31
(In thousands)	2014	2013
Finished products	$126,157	$123,211
Raw materials	57,076	49,156
Total inventories	$183,233	$172,368

Inventories are primarily priced using the last-in, first-out (LIFO) inventory valuation method. If the first-in, first-out (FIFO) inventory valuation method had been used for all inventories, inventory balances would have been approximately $34,340,000 and $30,786,000 higher than reported at December 31, 2014 and 2013, respectively.

6. Debt

Debt comprised the following at December 31, 2014 and 2013:

(In thousands)	Maturity Dates	December 31, 2014	December 31, 2013
Unsecured private placement notes
3.86%	2019-2025	$100,000	$100,000
4.86%	2017-2023	65,000	65,000
5.88%	2016-2022	40,000	40,000
5.69%	2015-2018	22,857	28,571
6.86%	2015	4,284	8,570
Unsecured U.S. bank debt	2019	20,000	─
Debt of foreign subsidiaries
Unsecured bank debt, foreign currency	2015	12,043	19,488
Unsecured bank term loan, foreign currency	2021	4,840	─
Secured bank term loan, foreign currency	2015	2,723	5,843
Secured bank debt, foreign currency	2015	1,638	2,153
Unsecured bank debt, U.S. dollars	2015	546	998
Total debt		$273,931	$270,623
Less current maturities		27,034	35,377
Long-term debt		$246,897	$235,246

The majority of the Company’s long-term debt financing is composed of unsecured private placement notes issued to insurance companies, totaling $232,141,000 as of December 31, 2014. These notes are denominated in U.S. dollars and have fixed interest rates ranging from 3.86 percent to 6.86 percent. At inception, these notes had final maturities of 12 to 13 years with remaining amortization scheduled from 2015 to 2025.

On July 10, 2014, the Company amended its committed $125,000,000 multi-currency five-year revolving credit agreement.  This unsecured facility is the Company’s primary source of short-term borrowings, which the Company may draw on as needed to finance certain acquisitions, working capital and for general corporate purposes. The amendment extends the maturity date of the original agreement from September 20, 2017 to July 10, 2019. As of December 31, 2014, the Company had outstanding borrowings of $20,000,000 and letters of credit of $2,727,000  under the credit agreement, with $102,273,000 remaining available.

Loans under the amended agreement may be incurred, at the discretion of the Company, with terms to maturity of 1 to 180 days. The Company may choose interest rate options, including (1) LIBOR applicable to each currency plus spreads ranging from 0.975 percent to 1.525 percent, depending on the Company’s leverage ratio or (2) the prime rate plus zero percent to 0.525 percent, depending on the leverage ratio. The amended agreement requires the Company to pay a facility fee ranging from 0.150 percent to 0.350 percent, which also depends on the leverage ratio. The amended agreement requires the maintenance of certain financial ratios and compliance with certain other covenants that are similar to the Company’s existing debt agreements, including net worth, interest coverage and leverage financial covenants and limitations on restricted payments, indebtedness and liens.

At December 31, 2014, European debt included $7,563,000 of bank term loans. One of these term loans, for $4,840,000 matures in 2021 and has a variable interest rate of 90-day EURIBOR plus a spread of 1.30 percent. The other term loan, for $1,815,000, matures in 2016 and has a variable interest rate of 90-day EURIBOR plus a spread of 1.08 percent. The other term loan for, $908,000, matures in 2015 and bears a fixed interest rate of 2.15 percent. At December 31, 2014, debt in Europe also included short-term borrowings of $11,842,000 with variable interest rates of 90-day EURIBOR plus spreads ranging from 0.30 percent and 0.50 percent and short-term borrowings of $1,638,000 with a variable rate comprised of the UK base rate plus a spread of 2.00 percent. The Company’s Philippine subsidiary had short-term borrowings of $747,000, guaranteed by the Company, with a variable interest rate of 30-day LIBOR plus a spread of 1.375 percent. The balance of the Company’s secured foreign debt is secured only by the assets of the respective entities.

The Company’s loan agreements in the U.S., France and the Philippines contain provisions, which, among others, require maintenance of certain financial ratios and place limitations on additional debt, investments and payment of dividends. Based on the loan agreement provisions that place limitations on dividend payments, unrestricted retained earnings (i.e., retained earnings available for dividend distribution) were $88,684,000 and $148,467,000 at December 31, 2014, and 2013, respectively.

Debt at December 31, 2014, matures as follows: $27,034,000 in 2015; $12,723,000 in 2016; $21,405,000 in 2017; $21,406,000 in 2018; $49,977,000 in 2019 and $141,386,000 after 2019. Debt maturing in 2015 includes $12,808,000 of scheduled repayments under long-term debt agreements and $14,226,000 of debt of foreign subsidiaries under short-term working capital loans. These short-term loan agreements are routinely renewed, but could be supplemented or replaced, if necessary, by the Company’s $125,000,000 revolving credit agreement.

Net interest expense for the years ended December 31, 2014, 2013 and 2012, comprised the following:

(In thousands)	2014	2013	2012
Interest expense	$12,542	$11,104	$9,998
Interest income	(262)	(57)	(112)
	12,280	11,047	9,886
Capitalized interest	(839)	(689)	(287)
Interest expense, net	$11,441	$10,358	$9,599

7. Leased Properties

The Company leases certain property and equipment (primarily transportation equipment, buildings and land) under operating leases, which are denominated in local currencies. Total rental expense was $6,660,000, $6,280,000 and $6,713,000 in 2014, 2013 and 2012, respectively.

Consolidated Company minimum future rental payments under operating leases with terms in excess of one year as of December 31, 2014, are:

(In thousands)	Year	Amount
	2015	$4,523
	2016	3,522
	2017	2,163
	2018	1,866
	2019	1,822
	Subsequent to 2019	16,651
	Total minimum future rental payments	$30,547

8. Other, Net

Other, net in the consolidated statements of income included the following:

(In thousands)	2014	2013	2012
Foreign exchange loss	$(220)	$(1,495)	$(304)
Investment related income	1,269	1,055	173
Realized and unrealized gain on investments	241	2,611	1,460
Other, net	$1,290	$2,171	$1,329

9. Income Taxes

The provisions for taxes on income and the related income before taxes for the years ended December 31, 2014, 2013 and 2012, were as follows:

(In thousands)	2014	2013	2012
Taxes on Income
Federal
Current	$3,362	$9,744	$23,744
Deferred	4,338	(285)	(525)
State
Current	782	1,223	1,999
Deferred	643	(680)	(537)
Foreign
Current	9,004	12,067	10,158
Deferred	325	1,224	1,196
Total	$18,454	$23,293	$36,035
Income before Taxes
Domestic	$34,091	$50,626	$80,371
Foreign	41,444	45,004	35,351
Total	$75,535	$95,630	$115,722

The variations between the effective and statutory U.S. federal income tax rates are summarized as follows:

(In thousands)	2014 Amount	%	2013 Amount	%	2012 Amount	%
Federal income tax provision at statutory tax rate	$26,437	35.0	$33,471	35.0	$40,503	35.0
State tax provision on income less applicable federal tax benefit	926	1.2	353	0.4	1,470	1.3
Foreign income taxed at different rates	(5,175)	(6.9)	(2,509)	(2.6)	(1,172)	(1.0)
Repatriation of foreign earnings	83	0.1	146	0.2	24	—
Domestic production activities deduction	(312)	(0.4)	(991)	(1.0)	(1,446)	(1.2)
Nontaxable foreign interest income	(2,435)	(3.2)	(2,614)	(2.7)	(2,690)	(2.3)
Nontaxable biodiesel excise credit income	(130)	(0.2)	(2,347)	(2.5)	—	—
U.S. tax credits	(1,086)	(1.4)	(2,209)	(2.3)	—	—
Non-deductible expenses and other items, net	146	0.2	(7)	(0.1)	(654)	(0.7)
Total income tax provision	$18,454	24.4	$23,293	24.4	$36,035	31.1

At December 31, 2014 and 2013, the tax effects of significant temporary differences representing deferred tax assets and liabilities were as follows:

(In thousands)	2014	2013

Deferred Tax Liabilities:
Depreciation	$(63,104)	$(57,113)
Amortization of intangibles	—	(49)
Unrealized foreign exchange loss	(838)	(910)
Other	(1,159)	(823)
	$(65,101)	$(58,895)

Deferred Tax Assets:
Pensions	$18,775	$5,640
Deferred revenue	1,650	3,058
Other accruals and reserves	13,230	12,061
Inventories	1,957	1,158
Legal and environmental accruals	9,505	6,594
Deferred compensation	15,636	20,510
Bad debt and rebate reserves	4,618	3,018
Subsidiaries net operating loss carryforwards	727	899
Tax credit carryforwards	2,064	915
	$68,162	$53,853

Valuation Allowance	$(1,506)	$(1,302)

Net Deferred Tax (Liabilities) Assets	$1,555	$(6,344)

Reconciliation to Consolidated Balance Sheet:
Current deferred tax assets	$15,364	$12,637
Non-current deferred tax assets (in other non-current assets)	2,044	1,658
Current deferred tax liabilities (in accrued liabilities)	(49)	(23)
Non-current deferred tax liabilities	(15,804)	(20,616)
Net Deferred Tax (Liabilities) Assets	$1,555	$(6,344)

Undistributed earnings of foreign subsidiaries and related companies that are deemed to be permanently reinvested amounted to $224,483,000 at December 31, 2014, compared to $194,148,000 at December 31, 2013. In general, the Company reinvests earnings of foreign subsidiaries in their operations indefinitely. However, the Company will repatriate earnings from a subsidiary where excess cash has accumulated and it is advantageous for tax or foreign exchange reasons. Because of the probable availability of foreign tax credits, it is not practicable to estimate the amount, if any, of the deferred tax liability on earnings reinvested indefinitely.

The Company has tax loss carryforwards of $2,776,000 (pretax) as of December 31, 2014, and $3,980,000 as of December 31, 2013, that are available for use by the Company between 2015 and 2023. The Company has tax credit carryforwards of $2,064,000 as of December 31, 2014 and $915,000 as of December 31, 2013, that are available for use by the Company between 2015 and 2034.

At December 31, 2014, the Company had valuation allowances of $1,506,000, which were primarily attributable to deferred tax assets in China, India and the Philippines. The realization of deferred tax assets is dependent on the generation of sufficient taxable income in the appropriate tax jurisdictions. The Company believes that it is more likely than not that the related deferred tax assets will not be realized.

As of December 31, 2014 and 2013, unrecognized tax benefits totaled $464,000 and $240,000, respectively. The amount of unrecognized tax benefits that, if recognized, would favorably affect the Company’s effective income tax rate in any future periods, net of the federal benefit on state issues, was approximately $454,000, $231,000 and $275,000 at December 31, 2014, 2013 and 2012, respectively. The Company does not believe that the amount of unrecognized tax benefits related to its current uncertain tax positions will change significantly over the next 12 months.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. In 2014, the Company recognized net interest and penalty expense of $6,000 compared to $9,000 and $444,000 of net interest and penalty income in 2013 and 2012, respectively. At December 31, 2014 the liability for interest and penalties was $38,000 compared to $32,000 at December 31, 2013.

During 2012, the Company negotiated and finalized ten state income tax voluntary disclosure agreements. As a result, the Company recorded a net tax benefit of $688,000.

The Company files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company is not subject to U.S. federal income tax examinations by tax authorities for years before 2010. Some foreign jurisdictions and various U.S. states jurisdictions may be subject to examination back to 2008.

Below are reconciliations of the January 1 and December 31 balances of unrecognized tax benefits for 2014, 2013 and 2012:

(In thousands)	2014	2013	2012
Unrecognized tax benefits, opening balance	$240	$289	$1,232
Gross increases – tax positions in prior period	—	27	—
Gross decreases – tax positions in prior period	—	(41)	(569)
Gross increases – current period tax positions	261	17	44
Settlements	—	—	—
Foreign currency translation	(13)	5	23
Lapse of statute of limitations	(24)	(57)	(441)
Unrecognized tax benefits, ending balance	$464	$240	$289

10. Stockholders’ Equity

On June 12, 2013, the Company announced that on August 9, 2013 (redemption date), it would redeem any remaining outstanding shares of its 5½ percent Convertible Preferred Stock without par value (preferred stock). At the time of the redemption announcement, there were 61,735 shares of preferred stock outstanding. Prior to the redemption date, preferred shareholders converted 60,900 shares of preferred stock into 139,029 shares of Company common stock. In accordance with the Certificate of Designation, Preferences and Rights of the 5 1/2% Convertible Preferred Stock, the Company redeemed 835 unconverted shares of Company preferred stock for an aggregate redemption price of $25.26354 per share ($25.00 per share plus accrued and unpaid dividends of $0.26354 per share). As of the redemption date, there are no longer any issued and outstanding shares of preferred stock.

At December 31, 2014 and 2013, treasury stock consisted of 3,384,443 shares and 3,231,289 shares of common stock, respectively. During 2014, 154,633 shares of Company common stock were purchased in the open market, and 2,179 shares were received to settle employees’ minimum statutory withholding taxes related to performance stock awards and deferred compensation distribution. Also, 3,658 shares of treasury stock were distributed to participants as part of Company’s deferred compensation plan.

11. Stock-based Compensation

On December 31, 2014, the Company had stock options outstanding under its 2000 Stock Option Plan (2000 Plan), stock options and stock awards outstanding under its 2006 Incentive Compensation Plan (2006 Plan) and stock options, stock awards and SARs under its 2011 Incentive Compensation Plan (2011 Plan). Stock options, stock awards and SARs are currently granted to Company executives and other key employees. No further options or awards may be granted under the 2000 and 2006 Plans. The 2011 Plan authorized the award of 2,600,000 shares of the Company’s common stock for stock options, SARs and stock awards. At December 31, 2014, there were 1,971,353 shares available for grant under the 2011 Plan.

Compensation expense (income) recorded in the consolidated statements of income for all plans was ($69,000), $2,783,000 and $3,122,000 for the years ended December 31, 2014, 2013 and 2012, respectively. The decline in stock-based compensation expense for the year ended December 31, 2014, compared to the year ended December 31, 2013, reflected adjustments to both performance stock awards and SARs. During the year, management adjusted the profitability estimates on which the compensation expenses for stock awards vesting on December 31, 2015 and 2016 were based, thereby reducing the number of shares expected to vest, which resulted in life-to-date adjustments to compensation expenses for those awards. In addition, due to a decrease in the market value of Company common stock, the fair value of SARs at December 31, 2014, declined, resulting in a reduction of the Company’s SARs liability that led to reversing compensation expense recorded in prior periods.

The total income tax benefit (expense) recognized in the income statement for share-based compensation arrangements was ($26,000), $1,059,000 and $1,186,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

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

	For the Years Ended December 31
	2014	2013	2012
Expected dividend yield	1.77%	2.01%	2.10%
Expected volatility	42.04%	42.48%	43.19%
Expected term	7.3 years	7.4 years	7.4 years
Risk-free interest rate	2.18%	1.53%	1.41%

A summary of stock option activity for the year ended December 31, 2014 is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Options
Outstanding at January 1, 2014	505,112	$30.80
Granted	53,175	61.69
Exercised	(67,029)	26.17
Forfeited	(10,522)	54.41
Outstanding at December 31, 2014	480,736	34.35	4.43	$2,757
Vested or expected to vest at December 31, 2014	480,736	34.35	4.43	2,757
Exercisable at December 31, 2014	384,457	27.37	3.37	4,885

The weighted-average grant-date fair values of options awarded during the years ended December 31, 2014, 2013 and 2012, were $23.77, $23.08 and $15.73, respectively. The total intrinsic values of options exercised during the years ended December 31, 2014, 2013, and 2012 were $2,071,000, $9,138,000, and $17,163,000, respectively.

As of December 31, 2014, the total unrecognized compensation cost for unvested stock options was $774,000.  That cost is expected to be recognized over a weighted-average period of 1.0 years.

Cash received from stock option exercises under the Company’s stock option plans for the years ended December 31, 2014, 2013, and 2012 was $1,754,000, $3,977,000 and $4,473,000, respectively. The actual tax benefit realized for the tax deductions from stock option exercises totaled $568,000, $2,786,000, and $6,411,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

Stock Awards

In 2012, 2013, and 2014, the Company granted stock awards under the 2006 and 2011 Plans. The stock awards vest only upon the Company’s achievement of certain levels of consolidated net income and return on invested capital by the end of the specified measurement periods, which are December 31, 2014, 2015 and 2016 for the 2012, 2013 and 2014 awards, respectively. The number of Company shares of common stock ultimately distributed, if any, is contingent upon the level of consolidated net income and return on invested capital attained. The fair value of stock awards equals the grant-date market price of the Company’s common stock, discounted for the estimated amount of dividends that would not be received during the measurement period. Compensation expense is recorded each reporting period based on the probable number of awards that will ultimately vest given the projected level of consolidated net income and return on invested capital. If at the end of the measurement period the performance objectives are not met, no compensation cost is recognized and any compensation expense recorded in prior periods is reversed.   No performance stock awards vested for the measurement period ended December 31, 2014, because the financial performance conditions for those awards were not met.

A summary of stock award activity for the year ended December 31, 2014, is presented below:

	Shares	Weighted-Average Grant Date Fair Value
Unvested Stock Awards
Unvested at January 1, 2014	221,090	$48.75
Granted	89,234	59.52
Vested	—	—
Forfeited	127,314	43.12
Unvested at December 31, 2014	183,010	57.92

The weighted-average grant-date fair values of stock awards granted during the years ended December 31, 2014, 2013 and 2012, were $59.52, $60.75 and $41.00, respectively. As of December 31, 2014, under the current Company assumption as to the number of stock award shares that will probably vest at the measurement periods ended December 31, 2015 and 2016, there was $1,365,000 of unrecognized compensation cost for unvested stock awards. That cost is expected to be recognized over a period of 2.0 years.

In general, it is the Company’s policy to issue new shares of its common stock upon the exercise of stock options or the vesting of stock awards.

SARs

SARs cliff vest after two years of continuous service, settle in cash and expire ten years from the grant date. Upon the exercise of a SARs award, a participant receives in cash an amount that equals the excess of the fair market value of a share of Company common stock at the date of exercise over the fair market value of a share of Company common stock at the date of grant (the exercise price). Because SARs are cash-settled, they are accounted for as liabilities that must be re-measured at fair value at the end of every reporting period until settlement. Compensation expense for each reporting period is based on the period-to-period change (or portion of the change, depending on the proportion of the vesting period that has been completed at the reporting date) in the fair value of the SARs.

A summary of SARs activity for the year ended December 31, 2014 is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
SARs
Outstanding at January 1, 2014	148,311	$54.60
Granted	116,843	61.62
Forfeited	(33,972)	55.99
Outstanding at December 31, 2014	231,182	57.94	8.40	$(4,130)

The weighted-average grant-date fair values of SARs granted during the years 2014, 2013 and 2012 were $23.74, $23.12 and $15.73, respectively. The fair value for each SARs award was estimated using the Black-Scholes valuation model incorporating the same assumptions as noted for stock options.

As of December 31, 2014 and 2013, the SARs liability recorded on the consolidated balance sheet (non-current liabilities) was $1,457,000 and $2,172,000, respectively. In addition, at December 31, 2014, there was $693,000 of total unrecognized compensation cost related to unvested SARs. That cost is to be recognized over a weighted-average period of 1.1 years.

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

Some plan distributions may be made in cash or Company common stock at the option of the participant. Other plan distributions can only be made in Company common stock. For deferred compensation obligations that may be settled in cash or Company common stock at the option of the participant, the Company must record appreciation in the market value of the investment choices made by participants as additional compensation expense. Conversely, declines in the market value of the investment choices reduce compensation expense. Increases and decreases of compensation expense that result from fluctuations in the underlying investments are recorded in the administrative expense line of the consolidated statements of income. The additional compensation income or expense resulting from the changes in the market values and earnings of the selected investment options was $11,903,000 income in 2014, $9,496,000 expense in 2013 and $10,252,000 expense in 2012. The 2014 income primarily resulted from a current year decline in the value of Company common stock. The obligations that must be settled only in Company common stock are treated as equity instruments; therefore, fluctuations in the market price of the underlying Company stock do not affect earnings. The Company’s deferred compensation liability was $38,730,000 and $51,543,000 at December 31, 2014 and 2013, respectively.

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

Obligations and Funded Status at December 31

(In thousands)	United States		United Kingdom
	2014	2013	2014	2013
Change in benefit obligation
Benefit obligation at beginning of year	$144,508	$157,051	$21,095	$21,722
Interest cost	6,936	6,424	964	899
Actuarial (gain) loss	23,547	(14,142)	3,176	(1,365)
Benefits paid	(5,584)	(4,825)	(822)	(521)
Foreign exchange impact	—	—	(1,430)	360
Benefit obligation at end of year	$169,407	$144,508	$22,983	$21,095

(In thousands)	United States		United Kingdom
	2014	2013	2014	2013
Change in plan assets
Fair value of plan assets at beginning of year	$133,264	$124,682	$22,204	$18,390
Actual return on plan assets	(2,929)	13,225	1,902	2,840
Employer contributions	1,618	182	1,004	949
Benefits paid	(5,584)	(4,825)	(822)	(521)
Foreign exchange impact	—	—	(1,430)	546
Fair value of plan assets at end of year	$126,369	$133,264	$22,858	$22,204
Over (Under) funded status at end of year	$(43,038)	$(11,244)	$(125)	$1,109

The amounts recognized in the consolidated balance sheets at December 31 consisted of

(In thousands)	United States		United Kingdom
	2014	2013	2014	2013
Non-current asset	$—	$818	$—	$1,109
Current liability	(185)	(185)	—	—
Non-current liability	(42,853)	(11,877)	(125)	—
Net amount recognized	$(43,038)	$(11,244)	$(125)	$1,109

The amounts recognized in accumulated other comprehensive income at December 31 consisted of

(In thousands)	United States		United Kingdom
	2014	2013	2014	2013
Net actuarial loss	$60,114	$26,802	$4,724	$2,147

The accumulated benefit obligations at December 31, 2014, for the U.S. and U.K. defined benefit plans were $169,407,000 and $22,983,000, respectively. Below is information for pension plans with projected benefit obligations in excess of plan assets at December 31:

(In thousands)	United States		United Kingdom
	2014	2013	2014	2013
Projected benefit obligation	$169,407	$113,865	$22,983	$—
Accumulated benefit obligation	169,407	113,865	22,983	—
Fair value of plan assets	126,369	101,803	22,858	—

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income

Net periodic benefit costs for the years ended December 31, 2014, 2013 and 2012, were as follows:

(In thousands)	United States			United Kingdom
	2014	2013	2012	2014	2013	2012
Interest cost	$6,936	$6,424	$6,880	$964	$899	$841
Expected return on plan assets	(9,523)	(8,828)	(8,423)	(1,303)	(941)	(888)
Amortization of net actuarial loss	2,687	5,109	3,573	—	288	49
Net periodic benefit cost	$100	$2,705	$2,030	$(339)	$246	$2

Other changes in plan assets and benefit obligations recognized in other comprehensive income for the years ended December 31, 2014, 2013 and 2012, were as follows:

(In thousands)	United States			United Kingdom
	2014	2013	2012	2014	2013	2012
Net actuarial (gain) loss	$35,999	$(18,539)	$4,622	$2,577	$(3,264)	$3,111
Amortization of net actuarial loss	(2,687)	(5,109)	(3,573)	—	(288)	(49)
Total recognized in other comprehensive income	$33,312	$(23,648)	$1,049	$2,577	$(3,552)	$3,062
Total recognized in net periodic benefit cost and other comprehensive income	$33,412	$(20,943)	$3,079	$2,238	$(3,306)	$3,064

The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2015 are as follows:

(In thousands)	United States	United Kingdom
Net actuarial loss	$4,597	$184

Estimated Future Benefit Payments

(In thousands)	United States	United Kingdom
2015	$6,153	$558
2016	6,714	584
2017	7,322	620
2018	7,821	631
2019	8,283	639
2020-2024	48,207	3,721

Assumptions

The weighted-average assumptions used to determine benefit obligations at December 31 were as follows:

	United States		United Kingdom
	2014	2013	2014	2013
Discount rate	4.09%	4.87%	3.50%	4.60%

With respect to the assumptions used to determine benefit obligations at December 31, 2014, the Company also adopted the most recent mortality table (RP-2014) issued by the Society of Actuaries. This change in mortality assumptions increased the Company’s benefit obligation by approximately $9,500,000.

The weighted-average assumptions used to determine net periodic benefit costs for years ended December 31 were as follows:

	United States			United Kingdom
	2014	2013	2012	2014	2013	2012
Discount rate	4.87%	4.17%	5.06%	4.60%	4.30%	4.90%
Expected long-term return on plan assets	7.75%	7.75%	7.75%	5.84%	5.25%	5.46%

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

Employer Securities: The retirement plans also hold shares of the Company’s common stock, which are purchased or sold by the trustee from time to time, as directed by the Plan Committee. At the direction of the Plan Committee, the plans sold 37,999 common shares to the Company’s ESOP trust on February 19, 2014, and 43,534 common shares on February 20, 2013. The target allocation for employer securities is 25 percent.

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

At December 31, 2014, equities within the pooled pension fund comprised 23 percent U.K. companies, 41 percent U.S. companies, 20 percent other European companies and 16 percent companies from other regions of the world. The equities are spread across growth and value styles. Fixed income instruments primarily included U.K. bonds, mainly government fixed interest securities with short to mid-tem maturities. Fixed income instruments also included government fixed instrument securities of geographic areas other than the U.K.

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

Plan Assets

U.S. Plans

The Company’s asset allocations for its U.S. pension plans at December 31, 2014 and 2013, by asset category, were as follows:

	December 31, 2014
(In thousands)	Level 1	Level 2	Level 3	Total
Cash and Cash Equivalents	$—	$1,963	$—	$1,963
Equity Securities
U.S. Equities	34,885	—	—	34,885
Non-U.S. Equities	12,478	—	—	12,478
Employer Securities	21,575	—	—	21,575
Total Equities	68,938	—	—	68,938
Fixed Income Securities
U.S. Corporate Bonds	—	27,676	—	27,676
U.S. Government and Agency Bonds	350	10,327	—	10,677
Municipal Bonds	—	3,352	—	3,352
Other Bonds	—	6,155	—	6,155
Total Fixed Income	350	47,510	—	47,860
Real Estate	5,585	—	—	5,585
Commodities	2,023	—	—	2,023
Total	$76,896	$49,473	$—	$126,369

	December 31, 2013
(In thousands)	Level 1	Level 2	Level 3	Total
Cash and Cash Equivalents	$—	$2,471	$—	$2,471
Equity Securities
U.S. Equities	32,567	—	—	32,567
Non-U.S. Equities	11,892	—	—	11,892
Employer Securities	37,823	—	—	37,823
Total Equities	82,282	—	—	82,282
Fixed Income Securities
U.S. Corporate Bonds	—	24,733	—	24,733
U.S. Government and Agency Bonds	2,526	6,575	—	9,101
Municipal Bonds	—	3,116	—	3,116
Other Bonds	—	4,559	—	4,559
Total Fixed Income	2,526	38,983	—	41,509
Real Estate	6,090	—	—	6,090
Commodities	912	—	—	912
Total	$91,810	$41,454	$—	$133,264

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

Level 3 – no investments held during 2014 or 2013 are categorized as Level 3.

U.K. Plan

The Company’s asset allocations for its U.K. pension plans at December 31, 2014 and 2013, by asset category, were as follows:

	December 31, 2014
(In thousands)	Level 1	Level 2	Level 3	Total
Cash	$1,176	$—	$—	$1,176
Equity Securities
Pooled Pension Funds	—	15,322	—	15,322
Fixed Income
Pooled Pension Funds	—	3,642	—	3,642
Real Estate
Pooled Pension Funds	—	477	—	477
Insurance Contracts	—	—	2,241	2,241
Total	$1,176	$19,441	$2,241	$22,858

	December 31, 2013
(In thousands)	Level 1	Level 2	Level 3	Total
Cash	$412	$—	$—	$412
Equity Securities
Pooled Pension Funds	—	15,397	—	15,397
Fixed Income
Pooled Pension Funds	—	3,550	—	3,550
Real Estate
Pooled Pension Funds	—	419	—	419
Insurance Contracts	—	—	2,426	2,426
Total	$412	$19,366	$2,426	$22,204

Units of each of the pooled funds are valued by the trustee based on quoted market prices of the underlying investments (the underlying assets are either exchange traded or have readily available markets).

Fair value changes within asset categories for which fair value measurements use significant unobservable inputs (Level 3) were as follows during 2013 and 2014:

(In thousands)	Insurance Contracts
Fair value, December 31, 2012	$2,437
Sale proceeds (benefit payments)	(175)
Change in unrealized gain	120
Foreign exchange impact	44
Fair value, December 31, 2013	$2,426
Sale proceeds (benefit payments)	(178)
Change in unrealized gain	135
Foreign exchange impact	(142)
Fair value, December 31, 2014	$2,241

Long-term Rate of Return for Plan Assets

U.S. Plans

The overall expected long-term rate of return on assets of 7.75 percent that was used to develop the 2014 pension expense is based on plan asset allocation, capital markets forecasts and expected benefits of active investment management. For fixed income, the expected return is 4.73 percent. This assumption includes the yield on the five-year zero-coupon U.S. Treasury bond as the base rate along with historical data from the U.S. Treasury yield curve. For equities, the expected return is 8.82 percent for U.S. and international equities. This return is based on a blended average of three different statistical models that each incorporates multiple factors including, for example, inflation, Gross Domestic Product and the Fed Funds Target Rate. For real estate, the expected return is 7.40 percent. For commodities, the expected return is 6.70 percent.

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

Other Defined Benefit Plans

The Company maintains funded and unfunded defined benefit plans in other foreign locations. The liabilities and expenses associated with these plans, individually and collectively, are not material to the Company’s consolidated financial statements. Discount rates for these plans are determined based on local interest rates and plan participant data.

Cash Flows

As a result of pension funding relief included in the Highway and Transportation Funding act of 2014, the Company expects to make no 2015 contributions to the funded U.S. qualified defined benefit plans. $185,000 is expected to be paid related to the unfunded non-qualified U.S. pension plans.  The Company expects to contribute $950,000 to the U.K. defined benefit plan in 2015.

Defined Contribution Plans

The Company sponsors retirement savings defined contribution plans that cover U.S. and U.K. employees. The Company also sponsors a profit sharing plan for its U.S. employees. Profit sharing contributions are determined each year using a formula that is applied to Company earnings. The contributions, which are made partly in cash and partly in Company common stock, are allocated to participant accounts on the basis of participant base earnings. The retirement savings and profit sharing defined contribution plans each include a qualified plan and a non-qualified supplemental executive plan.

Defined contribution plan expenses for the Company’s retirement savings plans and profit sharing plan were as follows:

(In thousands)	2014	2013	2012
Retirement savings plans	$4,565	$4,500	$4,284
Profit sharing plan	3,619	4,804	5,762
Total	$8,184	$9,304	$10,046

In July 2011, the Company established a rabbi trust to fund the obligations of its previously unfunded non-qualified supplemental executive defined contribution plans (supplemental plans). The trust comprises various mutual fund investments selected by the participants of the supplemental plans. In accordance with the accounting guidance for rabbi trust arrangements, the assets of the trust and the obligations of the supplemental plans are reported on the Company’s consolidated balance sheet. The Company elected the fair value option for the mutual fund investment assets so that offsetting changes in the mutual fund values and defined contribution plan obligations would be recorded in earnings in the same period. Therefore, the mutual funds are reported at fair value with any subsequent changes in fair value recorded in the income statement. The supplemental plan liabilities increase (i.e., supplemental plan expense is recognized) when the value of the trust assets appreciates and decrease (i.e., supplemental plan income is recognized) when the value of the trust assets declines. At December 31, 2014 and 2013, the trust asset balances were $1,741,000 and $1,849,000, respectively, and the supplemental plan liability balances were $1,776,000 and $1,899,000, respectively. The differences between the trust asset balances and the supplemental liability balances were due to estimated liabilities that were not funded until after the end of the year when the actual liabilities were determined.

In addition to the Company sponsored profit sharing plan, certain foreign locations are required by law to make profit sharing contributions to employees based on statutory formulas. For the years ended December 31, 2014, 2013 and 2012, the Company recognized $145,000, $1,999,000 and $711,000, respectively, of statutory profit sharing expense.

14. Accrued Liabilities

The composition of accrued liabilities was as follows:

	December 31
(In thousands)	2014	2013
Accrued payroll and benefits	$28,060	$39,722
Accrued customer rebates	17,395	15,514
Other accrued liabilities	20,041	21,103
Total accrued liabilities	$65,496	$76,339

15. Other Non-Current Liabilities

The composition of other non-current liabilities was as follows:

	December 31
(In thousands)	2014	2013
Deferred revenue	$3,318	$4,045
Environmental and legal matters	20,583	13,133
Deferred compensation liability	37,790	50,728
Pension liability	45,738	14,923
Other non-current liabilities	5,427	5,777
Total other non-current liabilities	$112,856	$88,606

16. Contingencies

There are a variety of legal proceedings pending or threatened against the Company. Some of these proceedings may result in fines, penalties, judgments or costs being assessed against the Company at some future time. The Company’s operations are subject to extensive local, state and federal regulations, including the U.S. Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) and the Superfund amendments of 1986 (Superfund). Over the years, the Company has received requests for information related to or has been named by the government as a PRP at a number of waste disposal and manufacturing sites where cleanup costs have been or may be incurred under CERCLA and similar state statutes. In addition, damages are being claimed against the Company in general liability actions for alleged personal injury or property damage in the case of some disposal and plant sites. The Company believes that it has made adequate provisions for the costs it may incur with respect to these sites.

As of December 31, 2014, the Company estimated a range of possible environmental and legal losses of $21.9 million to $41.8 million. The Company’s accrued liability for such losses, which represented the Company’s best estimate within the estimated range of possible environmental and legal losses, was $22.0 million at December 31, 2014, compared to $14.7 million at December 31, 2013. The increase in the environmental and legal liability was primarily attributable to a $7.1 million increase in the estimate to remediate the Company’s Maywood, New Jersey site.  See the Maywood, New Jersey section of this footnote for further information.  During 2014, cash outlays related to legal and environmental matters approximated $1.2 million compared to $2.4 million in 2013.

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

Following are summaries of the material contingencies at December 31, 2014:

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

On September 24, 2014, USEPA issued its Record of Decision (“ROD”) for chemically-contaminated soil. In addition, USEPA issued a Notice of Potential Liability letter (“Notice”) dated September 30, 2014. The Company has responded to the Notice indicating a willingness to meet and discuss these matters with USEPA. Based on its current review and analysis of the ROD and subsequent discussions with USEPA, the Company has increased its recorded liability for claims associated with soil remediation of chemical contamination by $7.1 million and believes such increase represents its best estimate of the cost of remediation for the Maywood site. The Company’s best estimate of the cost of remediation for the Maywood site could change as it continues to discuss these matters with USEPA and the design of the remedial action progresses. Depending on the ultimate cost of this remediation, the amount for which the Company is liable could differ from the Company’s current recorded liability.

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

Wilmington Site

The Company is currently contractually obligated to contribute to the response costs associated with the Company’s formerly-owned site at 51 Eames Street, Wilmington, Massachusetts. Remediation at this site is being managed by its current owner to whom the Company sold the property in 1980. Under the agreement, once total site remediation costs exceed certain levels, the Company is obligated to contribute up to five percent of future response costs associated with this site with no limitation on the ultimate amount of contributions. To date, the Company has paid the current owner $2.3 million for the Company’s portion of environmental response costs through the third quarter of 2014 (the current owner of the site bills the Company one calendar quarter in arrears). The Company has recorded a liability for its portion of the estimated remediation costs for the site. Depending on the ultimate cost of the remediation at this site, the amount for which the Company is liable could differ from the current estimates.

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

Unclaimed Property Examination

The Company is undergoing an unclaimed property examination by the state of Delaware (the Company’s state of incorporation) and seven other states for the period covering 1981 through 2010. The types of unclaimed property under examination include certain un-cashed payroll and accounts payable checks and certain accounts receivable credits. Generally, unclaimed property must be reported and remitted to the state of the rightful owner. In cases where the rightful owner cannot be identified, the property must be reported and remitted to the unclaimed property holder’s state of incorporation. The examination of un-cashed payroll and accounts payable checks has been completed, and no significant adjustments to the Company’s unclaimed property liability were required. The examination of accounts receivable credits is ongoing, and on the basis of currently available information, the Company increased its liability for unclaimed property in the fourth quarter of 2014. The adjustment was not material to the Company’s results of operations. Because the audit is not final, the Company’s ultimate actual obligation could differ from the recorded liability.

Customer Claims

From time to time in the normal course of business, customers make claims against the Company for issues such as product performance and liability, contract disputes, delivery errors and other various concerns. Frequently, such claims are subject to extensive investigation, discussion and negotiation prior to settlement or resolution. In the fourth quarter of 2014, the Company recognized $3,475,000 of expense for customer claims. The expense recognized was based on the best and most current information available to management. However, investigations and discussions with the affected customers are ongoing. Therefore, the actual amounts paid, if any, to settle the claims could differ significantly from the amounts currently recorded.

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

The Company evaluates the performance of its segments and allocates resources based on operating income before interest expense, other income/expense items and income tax provision.  The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

Segment data for the three years ended December 31, 2014, 2013 and 2012, are as follows:

(In thousands)	Surfactants	Polymers	Specialty Products	Segment Totals
2014
Net sales	$1,296,638	$550,966	$79,609	$1,927,213
Operating income	60,778	60,690	10,487	131,955
Assets	741,677	320,640	67,588	1,129,905
Capital expenditures	70,796	22,409	5,618	98,823
Depreciation and amortization expenses	41,483	18,433	2,792	62,708

2013
Net sales	$1,317,164	$483,361	$80,261	$1,880,786
Operating income	100,201	54,536	10,902	165,639
Assets	710,521	292,015	68,413	1,070,949
Capital expenditures	66,266	18,804	6,370	91,440
Depreciation and amortization expenses	36,400	16,351	2,631	55,382

2012
Net sales	$1,305,800	$423,959	$73,978	$1,803,737
Operating income	118,591	48,130	12,242	178,963
Assets	692,891	199,013	58,810	950,714
Capital expenditures	56,236	19,266	5,815	81,317
Depreciation and amortization expenses	34,036	13,328	2,270	49,634

Below are reconciliations of segment data to the consolidated financial statements:

(In thousands)	2014	2013	2012
Operating income - segment totals	$131,955	$165,639	$178,963
Business restructuring and asset impairments (a)	(4,009)	(1,040)	—
Unallocated corporate expenses (b)	(37,252)	(55,446)	(50,247)
Total operating income	90,694	109,153	128,716
Interest expense, net	(11,441)	(10,358)	(9,599)
Loss from equity in joint ventures	(5,008)	(5,336)	(4,724)
Other, net	1,290	2,171	1,329
Consolidated income before income taxes	$75,535	$95,630	$115,722

Assets - segment totals	$1,129,905	$1,070,949	$950,714
Unallocated corporate assets (c)	32,109	96,253	34,764
Consolidated assets	$1,162,014	$1,167,202	$985,478

Capital expenditures - segment totals	$98,823	$91,440	$81,317
Unallocated corporate expenditures	2,996	1,425	1,842
Consolidated capital expenditures	$101,819	$92,865	$83,159

Depreciation and amortization expenses – segment totals	$62,708	$55,382	$49,634
Unallocated corporate depreciation expenses	1,096	1,018	1,660
Consolidated depreciation and amortization expenses	$63,804	$56,400	$51,294
(a)	See Note 21 regarding business restructuring and asset impairment costs.
(b)

Unallocated corporate expenses primarily comprise corporate administrative expenses (e.g., corporate finance, legal, human resources, information systems, deferred compensation and environmental remediation) that are not included in segment operating income and not used to evaluate segment performance.

(c)

The decline in unallocated corporate assets between 2013 and 2014 was primarily attributable to decreases in the balances of U.S. cash and cash equivalents, which are not allocated to segments. The increase in unallocated corporate assets between 2012 and 2013 was primarily attributable to increases in the balances of U.S. cash and cash equivalents and mutual fund investment assets, which are not allocated to segments.

Below is certain Company-wide geographic data for the years ended December 31, 2014, 2013 and 2012:

(In thousands)	2014	2013	2012
Net sales (a)
United States	$1,146,405	$1,103,181	$1,076,222
France (b)	183,896	221,971	298,158
Poland (b)	175,862	122,215	19,588
United Kingdom	103,696	104,470	103,523
All other countries	317,354	328,949	306,246
Total	$1,927,213	$1,880,786	$1,803,737

Long-lived assets (c)
United States	$360,921	$330,799	$246,118
Germany	36,156	42,309	34,213
Singapore	41,909	44,315	43,239
Philippines	17,793	18,817	22,658
Brazil	25,991	22,920	18,410
United Kingdom	23,040	23,061	20,878
All other countries	50,690	47,216	52,483
Total	$556,500	$529,437	$437,999
(a)	Net sales are attributed to countries based on selling location.
(b)

The 2012-to-2013 net sales increase for Poland and net sales decrease for France reflected the 2013 transfer of ownership of the Company’s European Polymer intangibles from the Company’s France subsidiary to its Poland subsidiary, which resulted in European Polymer sales being recognized in Poland instead of France.

(c)	Includes net property, plant and equipment, goodwill and other intangible assets.

18. Earnings Per Share

Below is the computation of basic and diluted earnings per share for the years ended December 31, 2014, 2013 and 2012:

(In thousands, except per share amounts)	2014	2013	2012
Computation of Basic Earnings per Share
Net income attributable to Stepan Company	$57,101	$72,828	$79,396
Deduct dividends on preferred stock	—	43	579
Income applicable to common stock	$57,101	$72,785	$78,817
Weighted-average number of shares outstanding	22,758	22,621	21,273
Basic earnings per share	$2.51	$3.22	$3.71
Computation of Diluted Earnings per Share
Net income attributable to Stepan Company	$57,101	$72,828	$79,396
Weighted-average number of shares outstanding	22,758	22,621	21,273
Add weighted-average net shares from assumed exercise of options (under treasury stock method) (1)	148	215	392
Add weighted-average contingently issuable net shares related to performance stock awards (under treasury stock method)	─	─	12
Add weighted-average unvested stock awards (under treasury stock method)	11	8	6
Add weighted-average shares from assumed conversion of convertible preferred stock	─	80	1,047
Weighted-average shares applicable to diluted earnings	22,917	22,924	22,730
Diluted earnings per share	$2.49	$3.18	$3.49
(1)

Options to purchase 99,044, 49,815 and 16,444 shares of common stock were not included in the computations of diluted earnings per share for the years ended December 31, 2014, 2013 and 2012, respectively. The options’ exercise prices were greater than the average market price for the common stock and the effect of the options on earnings per share would have been antidilutive.

19. Accumulated Other Comprehensive Income (Loss)

Below is the change in the Company’s accumulated other comprehensive income (loss) (AOCI) balance by component (net of income taxes) for the years ended December 31, 2012, 2013 and 2014:

(In thousands)	Foreign Currency Translation Adjustments	Defined Benefit Pension Plan Adjustments	Cash Flow Hedge Adjustments	Total

Balance at December 31, 2011	$(9,086)	$(32,398)	$(1)	$(41,485)

Other comprehensive income before reclassifications	6,200	(5,387)	116	929

Amounts reclassified from AOCI	—	2,287	19	2,306

Net current period other comprehensive income	6,200	(3,100)	135	3,235

Balance at December 31, 2012	$(2,886)	$(35,498)	$134	$(38,250)

Other comprehensive income before reclassifications	(8,085)	13,417	(32)	5,300

Amounts reclassified from AOCI	—	3,409	13	3,422

Net current period other comprehensive income	(8,085)	16,826	(19)	8,722

Balance at December 31, 2013	$(10,971)	$(18,672)	$115	$(29,528)

Other comprehensive income before reclassifications	(31,943)	(24,186)	—	(56,129)

Amounts reclassified from AOCI	—	1,709	3	1,712
Net current period other comprehensive income	(31,943)	(22,477)	3	(54,417)

Balance at December 31, 2014	$(42,914)	$(41,149)	$118	$(83,945)

Amounts reclassified out of AOCI for the three years ended December 31, 2014, 2013 and 2012, is displayed below:

Amounts Reclassified from AOCI (a)
(In thousands)				Affected Line Item in Consolidated
	2014	2013	2012	Statements of Income
Amortization of defined pension items:
Prior service cost	$(20)	$(19)	$(18)
Actuarial loss	(2,727)	(5,410)	(3,632)
Transition obligation	–	(2)	(18)
	$(2,747)	(5,431)	(3,668)	Total before tax (b)
	1,038	2,022	1,381	Tax benefit
	$(1,709)	$(3,409)	$(2,287)	Net of tax

Gains and losses on cash flow hedges:
Interest rate contracts	$(20)	$(37)	$(27)	Interest, net
Foreign exchange contracts	10	10	—	Cost of sales
	(10)	(27)	(27)	Total before tax
	7	14	8	Tax benefit
	$(3)	$(13)	$(19)	Net of tax
Total reclassifications for the period	$(1,712)	$(3,422)	$(2,306)	Net of tax
(a)	Amounts in parentheses denote expense to statement of income.
(b)

This component of accumulated other comprehensive income is included in the computation of net periodic benefit cost (see Note 13 for details regarding net periodic benefit costs for the Company’s U.S. and U.K. defined benefit plans).

20. Acquisitions

2014 Acquisition Agreement

On July 15, 2014, the Company announced that it reached an agreement with Procter & Gamble do Brasil S.A. to acquire (through the Company’s Brazilian subsidiary) a sulfonation production facility in Bahia, Brazil, subject to customary closing conditions. The facility is located in northeastern Brazil and has 30,000 metric tons of surfactants capacity. The acquisition will become a part of the Company’s Surfactants segment. This is synergistic with the Company’s existing Vespasiano, Brazil, plant, and provides an opportunity to serve growing northeastern Brazil. The transaction is projected to close in the first or second quarter of 2015.

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

The total acquisition purchase price was $68,212,000 cash, of which $61,067,000 was paid at closing and $7,145,000, primarily for inventory, was paid over a three-month period (June 2013 through August 2013) pursuant to a transition services agreement with BMS. The acquisition was originally funded through the Company’s committed revolving credit agreement. Subsequent to closing on the acquisition, the Company completed a $100,000,000 private placement loan, which was used in part to finance the acquisition (see Note 6 for additional information regarding the private placement loan).

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

The following is pro forma financial information prepared under the assumption that the acquisition of the BMS North American polyester resins business occurred on January 1, 2012:

Pro Forma Financial Information

Unaudited

	Year Ended December 31
(In thousands, except per share amounts)	2013	2012
Net Sales	$1,907,607	$1,866,209
Net Income Attributable to Stepan Company	$73,609	$80,353
Net Income Per Common Share Attributable to Stepan Company:
Basic	$3.25	$3.75
Diluted	$3.21	$3.54

The supplemental pro forma information is presented for illustrative purposes only and may not be indicative of the consolidated results that would have actually been achieved by the Company. Furthermore, future results may vary significantly from the results reflected in the pro forma information. The pro forma results include adjustments primarily related to amortization of acquired intangible assets, depreciation of the fair value adjustment of acquisition-date plant assets, interest on borrowings and tax expense. In addition, nonrecurring adjustments to pro forma net income include $270,000 of acquisition-related expenses and $558,000 of expense related to the fair value adjustment of the acquisition date inventory; such expenses were excluded from 2013 pro forma net income and included in pro forma net income for the year ended December 31, 2012.

21.   Business Restructuring and Asset Impairments

2014 Restructuring

In the fourth quarter of 2014, a restructuring plan was approved that affects certain Company functions, principally the R&D function and to a lesser extent product safety and compliance and plant site accounting functions (primarily affecting the Surfactants segment). The objective of the plan is to better align staffing resources with the needs of the Company’s diversification and growth initiatives. In implementing the plan, management offered a voluntary retirement incentive to employees of the affected functions. By December 31, 2014, 13 employees accepted the voluntary termination incentive. As a result, the Company recognized a $1,722,000 charge against income for the three and twelve months ended December 31, 2014. The incentive pay is expected to be disbursed in the first quarter of 2015. Although the Company may realize some short-term cost savings from the action, the restructuring is not considered a cost savings initiative but rather an opportunity to create some staffing availability to reposition roles to meet changing business needs. Other costs for the restructuring are not expected to be material.

2014 Asset Impairments

In the fourth quarter of 2014, the Company wrote off the net book values of three assets, resulting in a charge against income of $2,287,000 for the three and twelve months ended December 31, 2014. All three assets were part of the Company’s Surfactants segment, although the write-off charges were excluded from Surfactants segment results. At the Company’s Singapore location (Asia Surfactants operations), $1,316,000 of engineering costs for an asset expansion project were reversed out of the Company’s construction-in-process account and into expense because management determined that, given the current business environment, the magnitude of the project could no longer be economically justified. At the Company’s Millsdale, Illinois, plant (North American Surfactants operations), a reactor used to manufacture certain surfactant products was no longer required and was retired and removed from service. The book value of the asset was $714,000.  The remaining $257,000 of impairment charges related to an administrative building at the Company’s United Kingdom site (European Surfactants operations) that was vacated and essentially abandoned in place in the fourth quarter of 2014.

2013 Restructuring

In the fourth quarter of 2013, the Company recorded a $1,040,000 restructuring charge for estimated severance expense related to an approved plan to reduce future costs and increase operating efficiencies by consolidating a portion of its North American Surfactants manufacturing operations (part of the Surfactants reportable segment). In the third quarter of 2014, the Company shut down certain production areas at its Canadian manufacturing site. Production in those areas was moved to other U.S. plants. This consolidation resulted in the elimination of 16 North American positions. Most of the remaining severance payments are expected to be made in the first quarter of 2015. Other restructuring costs for this plan were not material. Following is a reconciliation of the beginning and ending balances of the restructuring liability:

(In thousands)	Severance Expense
Restructuring liability at December 31, 2013	$1,040
Amounts paid	(420)
Foreign currency translation	(57)
Restructuring liability at December 31, 2014	$563

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

24. Statement of Cash Flows – Noncash Investing and Financing Activities

Noncash financing activities for the years ended December 31, 2014, 2013 and 2012, included the receipt of shares of the Company’s common stock tendered in lieu of cash by employees exercising stock options. The tendered shares, which were owned by employees for more than six months, had values of $92,000 in 2013 (1,562 shares) and $8,400,000 in 2012 (176,114 shares) and were recorded as treasury stock. There were no tendered shares in lieu of cash for exercising stock options in 2014.  Noncash financing activities for the years ended December 31, 2013 and 2012 also included the issuance of 48,973 shares and 84,568 shares, respectively, of Company common stock (values of $2,999,000 and $3,659,000, respectively) related to the Company’s performance stock award plan. There was no issuance of shares in 2014 related to the Company’s performance stock award plan. Noncash investing activities included unpaid liabilities (accounts payable) incurred for fixed asset acquisitions of approximately $17,797,000 in 2014, $11,772,000 in 2013 and $10,467,000 in 2012.

25. Subsequent Events

In January 2015, the Company sold its specialty polyurethane systems product lines (kits) to J6 Polymers, LLC (J6). Kit products were part of the Company’s Polymers segment and accounted for approximately $2,800,000 of the Company’s 2014 net sales. The sale to J6 was for cash and included inventory as well as customer and supplier lists, formulations, manufacturing procedures and all other intellectual property associated with the manufacturing and selling of kits.  Prior to the sale, kits were produced by the Company and by third-party toll manufacturers on the Company’s behalf.  The products manufactured by the Company will continued to be produced for J6 during a transition period. As a result of the kits sales transaction, the Company expects to report a pretax gain of $2,500,000 to $3,000,000 in the first quarter of 2015.

Selected Quarterly Financial Data

(In thousands, except per share data)

Unaudited

	2014
Quarter	First	Second	Third	Fourth	Year
Net Sales	$477,442	$504,111	$491,429	$454,231	$1,927,213
Gross Profit	63,024	71,589	65,099	49,851	249,563
Operating Income	22,523	36,914	22,253	9,004	90,694
Interest, net	(2,957)	(3,021)	(2,846)	(2,617)	(11,441)
Income Before Income Taxes	18,089	33,206	18,228	6,012	75,535
Net Income	13,008	24,368	13,480	6,225	57,081
Net Income Attributable to Stepan Company	13,018	24,353	13,491	6,239	57,101
Per Diluted Share	0.57	1.06	0.59	0.27	2.49

	2013
Quarter	First	Second	Third	Fourth	Year
Net Sales	$456,546	$474,445	$475,466	$474,329	$1,880,786
Gross Profit	72,700	73,707	74,341	60,937	281,685
Operating Income	28,294	35,869	31,085	13,905	109,153
Interest, net	(2,179)	(2,329)	(2,987)	(2,863)	(10,358)
Income Before Income Taxes	25,273	32,200	27,847	10,310	95,630
Net Income	18,997	22,654	20,149	10,537	72,337
Net Income Attributable to Stepan Company	19,034	22,742	20,402	10,650	72,828
Per Diluted Share	0.83	0.99	0.89	0.46	3.18

Item 9.	Changes in and Disagreements with Accountants on Accounting and

Financial Disclosure

None

Item 9A.	Controls and Procedures
a.	Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures as of the end of the most recent fiscal quarter covered by this Form 10-K, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) were effective as of December 31, 2014.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on our assessment we believe that, as of December 31, 2014, the Company’s internal controls over financial reporting were effective based on those criteria.

The Company’s independent registered public accounting firm that audited the financial statements included in this Form 10-K has issued an attestation report on the Company’s internal control over financial reporting. This report follows:

c.	Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Stepan Company

Northfield, Illinois

We have audited the internal control over financial reporting of Stepan Company and subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The

Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2014 of the Company and our report dated February 27, 2015 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP

Chicago, Illinois

February 27, 2015

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

April 28, 2015, for Directors of the Registrant, which is incorporated by reference herein.

(b)	Executive Officers

See Executive Officers of the Registrant in Part I above for the identification of the Executive Officers of the Registrant. See Company’s Proxy Statement for Annual Meeting of Stockholders to be held April 28, 2015, for other information on Executive Officers of the Registrant, which is incorporated by reference herein.

(c)	Audit Committee Financial Expert

See Company’s Proxy Statement for Annual Meeting of Stockholders to be held

April 28, 2015, for Audit Committee Financial Expert, which is incorporated by reference herein.

(d)	Code of Conduct

See Company’s Proxy Statement for Annual Meeting of Stockholders to be held

April 28, 2015, for Code of Conduct, which is incorporated by reference herein.

Item 11. Executive Compensation

See Company’s Proxy Statement for Annual Meeting of Stockholders to be held April 28, 2015, for Compensation of Executive Officers and Directors, which is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and

Related Stockholder Matters

See Company’s Proxy Statement for Annual Meeting of Stockholders to be held April 28, 2015, for Security Ownership, which is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence

See Company’s Proxy Statement for Annual Meeting of Stockholders to be held April 28, 2015, for Transactions with Related Persons, Promoters and Certain Control Persons and for Corporate Governance Principles and Board Matters, which are incorporated by reference herein.

Item 14. Principal Accounting Fees and Services

See Company’s Proxy Statement for Annual Meeting of Stockholders to be held April 28, 2015, for Accounting and Auditing Matters, which is incorporated by reference herein.

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

February 27, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ F. Quinn Stepan	Chairman and Director	February 27, 2015
F. Quinn Stepan

/s/ F. Quinn Stepan, Jr.	President, Chief Executive Officer and Director	February 27, 2015
F. Quinn Stepan, Jr.	(Principal Executive Officer)

/s/ Scott D. Beamer	Vice President and Chief Financial Officer	February 27, 2015
Scott D. Beamer	(Principal Financial and Accounting Officer)

/s/ Michael R. Boyce	Director	February 27, 2015
Michael R. Boyce

/s/ Randall S. Dearth	Director	February 27, 2015
Randall S. Dearth

/s/ Joaquin Delgado	Director	February 27, 2015
Joaquin Delgado

/s/ Gregory E. Lawton	Director	February 27, 2015
Gregory E. Lawton

/s/ Edward J. Wehmer	Director	February 27, 2015
Edward J. Wehmer

Scott D. Beamer, pursuant to powers of attorney executed by each of the directors and officers listed above, does hereby execute this report on behalf of each of such directors and officers in the capacity in which the name of each appears above.

February 27, 2015	/s/ Scott D. Beamer
Scott D. Beamer

EXHIBIT INDEX

Exhibit No.	Description

(3)a	Restated Certificate of Incorporation of Stepan Company, filed October 21, 2013, with the State of Delaware (Note 29)

(3)b	Amended and Restated Bylaws of Stepan Company (Amended as of February 8, 2011) (Note 20)

(4)a(1)	Issuer Tender Offer Statement on Schedule 13E-4, dated August 13, 1992 (Note 1)

(4)a(2)	Amendment No. 1 to Schedule 13E-4 (see also (4)a(1) above), dated September 23, 1992 (Note 1)

(4)a(3)	Form 8-A, dated August 13, 1992 (Note 1)

(10)a	Stepan Company Directors’ Deferred Compensation Plan amended and restated as of January 1, 2005 (Note 12)

(10)a(1)	First Amendment of the Stepan Company Directors’ Deferred Compensation Plan (Note 15)

(10)b	Management Incentive Plan (As Amended and Restated Effective January 1, 2010) (Note 17)

(10)b(1)	First Amendment of the Stepan Company Management Incentive Plan (As Amended and Restated Effective January 1, 2010), dated as of October 21, 2014 (Note 32)

(10)c	Stepan Company 2000 Stock Option Plan (Note 2)

(10)c(1)	Amendment to Stepan Company 2000 Stock Option Plan (Note 6)

(10)c(2)	Form of Incentive Stock Option Agreement under Stepan Company 2000 Option Plan (Note 6)

(10)c(3)	Form of Non-Qualified Stock Option Agreement under Stepan Company 2000 Option Plan. (Note 6)

(10)c(4)	Form of Restricted Stock Agreement under Stepan Company 2000 Option Plan (Note 9)

(10)c(5)	First Amendment of the Stepan Company 2000 Stock Option Plan (Note 15)

Exhibit No.	Description

(10)c(6)	Second Amendment of the Stepan Company 2000 Stock Option Plan (Note 27)

(10)c(7)	Third Amendment of the Stepan Company 2000 Stock Option Plan (Note 26)

(10)d

Settlement Agreement, which provided information with respect to the Company’s agreement with the United States regarding environmental remediation work to be completed at Stepan’s site in Maywood, New Jersey (Note 5)

(10)e	Stepan Company 2006 Incentive Compensation Plan (Note 10)

(10)e(1)	Form of Non-Employee Director Non-Qualified Stock Option Agreement under Stepan Company 2006 Incentive Compensation Plan (Note 11)

(10)e(2)	Form of Incentive Stock Option Agreement under Stepan Company 2006 Incentive Compensation Plan (Note 13)

(10)e(3)	Form of Non-Qualified Stock Option Agreement under Stepan Company 2006 Incentive Compensation Plan (Note 13)

(10)e(4)	Form of Restricted Stock Agreement under Stepan Company 2006 Incentive Compensation Plan (Note 13)

(10)e(5)	First Amendment of the Stepan Company 2006 Incentive Compensation Plan (Note 15)

(10)e(6)	Second Amendment of the Stepan Company 2006 Incentive Compensation Plan (Note 16)

(10)e(7)	Third Amendment of the Stepan Company 2006 Incentive Compensation Plan (Note 16)

(10)e(8)	Fourth Amendment of the Stepan Company 2006 Incentive Compensation Plan (Note 16)

(10)e(9)	Fifth Amendment of the Stepan Company 2006 Incentive Compensation Plan (Note 26)

(10)f	Stepan Company 2011 Incentive Compensation Plan (Note 21)

(10)f(1)	Form of Non-Qualified Stock Option Agreement under the Stepan Company 2011 Incentive Compensation Plan (Note 22)

Exhibit No.	Description

(10)f(2)	Form of Incentive Stock Option Agreement under the Stepan Company 2011 Incentive Compensation Plan (Note 22)

(10)f(3)	Performance Grant Agreement under the Stepan Company 2011 Incentive Compensation Plan (Note 22)

(10)f(4)	Form of Non-Employee Director Non-Qualified Stock Option Agreement under the Stepan Company 2011 Incentive Compensation Plan (Note 22)

(10)f(5)	Form of Stock Appreciation Rights Agreement under the Stepan Company 2011 Incentive Compensation Plan (Note 25)

(10)f(6)	Form of Stock Awards Agreement under the Stepan Company 2011 Incentive Compensation Plan (Note 29)

(10)g	Performance Award Deferred Compensation Plan (Effective January 1, 2008) (Note 14)

(10)h

Purchase Agreement, dated as of September 1, 2002, regarding 6.86% Senior Notes due September 1, 2015, with The Northwestern Mutual Life Insurance Company, Thrivent Financial for Lutherans, Connecticut General Life Insurance Company and MONY Life Insurance Company (Note 3)

(10)i	First Amendment, dated as of February 27, 2004, to Amended 1993 Note Agreement, Amended 1995 Note Agreement, Amended 1998 Note Agreement and 2002 Note Purchase Agreement (Note 4)

(10)i(1)	Second Amendment, dated as of May 3, 2004, to Amended 1993 Note Agreement, Amended 1995 Note Agreement, Amended 1998 Note Agreement and 2002 Note Purchase Agreement (Note 7)

(10)i(2)	Third Amendment, dated as of December 28, 2010, to Amended 1998 Note Agreement and 2002 Note Purchase Agreement (Note 19)

(10)j

Note Purchase Agreement, dated as of September 29, 2005, regarding 5.69% Senior Notes due November 1, 2018, with Connecticut General Life Insurance Company, Life Insurance Company of North America, MONY Life Insurance Company, AXA Equitable Life Insurance Company and Horizon Blue Cross Blue Shield of New Jersey (Note 8)

Exhibit No.	Description

(10)j(1)

First Supplement to Note Purchase Agreement (September 29, 2005), dated as of June 1, 2010, regarding 5.88% Senior Notes due June 1, 2022, with The Prudential Insurance Company of America, Prudential Retirement Insurance and Annuity Company, Forethought Life Insurance Company, AXA Equitable Life Insurance Company, Connecticut General Life Insurance Company and Life Insurance Company of North America (Note 18)

(10)j(2)	First Amendment, dated as of October 25, 2011, to Note Purchase Agreement dated as of September 29, 2005 (Note 23)

(10)j(3)	Second Supplement to Note Purchase Agreement (September 29, 2005), dated as of November 1, 2011, regarding 4.86% Senior Notes due November 1, 2023 (Note 24)

(10)k	Note Purchase Agreement, dated as of June 27, 2013, regarding 3.86% Senior Notes due June 27, 2025 (Note 28)

(10)l	Guarantee, dated as of June 27, 2013, for the benefit of the holders of the 3.86% Senior Notes due June 27, 2025 (Note 28)

(10)m	Amended and Restated Credit Agreement, dated as of July 10, 2014, with JP Morgan Chase Bank, N.A., as Administrative Agent (Note 30)

(10)n	Consulting Agreement, dated as of September 5, 2014, by and between Stepan Company and John V. Venegoni (Note 31)

(21)	Subsidiaries of Registrant at December 31, 2014

(23)	Consent of Independent Registered Public Accounting Firm

(24)	Power of Attorney

(31.1)	Certification of President and Chief Executive Officer

(31.2)	Certification of Vice President and Chief Financial Officer (Principal Financial Officer)

(32)

Certification of President and Chief Executive Officer (Principal Executive Officer) and Vice President and Chief Financial Officer (Principal Financial Officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(101.INS)	XBRL Instance Document

Exhibit No.	Description

(101.SCH)	XBRL Taxonomy Extension Schema Document

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document

(101.DEF)	XBRL Taxonomy Extension Definition Document

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document

Notes to Exhibit Index

Note No.

1.	Filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1992 (File No. 1-4462), and incorporated herein by reference.

2.	Filed with the Company’s Proxy Statement on Schedule 14A filed on March 30, 2000 (File No. 1-4462), and incorporated herein by reference.

3.	Filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 1-4462), and incorporated herein by reference.

4.	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-4462), and incorporated herein by reference.

5.	Filed with the Company’s Current Report on Form 8-K filed on November 18, 2004 (File No. 1-4462), and incorporated herein by reference.

6.	Filed with the Company’s Current Report on Form 8-K filed on December 23, 2004 (File No. 1-4462), and incorporated herein by reference.

7.	Filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 1-4462), and incorporated herein by reference.

8.	Filed with the Company’s Current Report on Form 8-K filed on October 3, 2005 (File No. 1-4462), and incorporated herein by reference.

9.	Filed with the Company’s Current Report on Form 8-K filed on February 21, 2006 (File No. 1-4462), and incorporated herein by reference.

10.	Filed with the Company’s Proxy Statement on Schedule 14A filed on March 23, 2006 (File No. 1-4462), and incorporated herein by reference.

11.	Filed with the Company’s Current Report on Form 8-K filed on April 27, 2006 (File No. 1-4462), and incorporated herein by reference.

12.	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-4462), and incorporated herein by reference.

13.	Filed with the Company’s Current Report on Form 8-K filed on February 16, 2007 (File No.1-4462), and incorporated herein by reference.

14.	Filed with the Company’s Current Report on Form 8-K filed on October 24, 2008 (File No. 1-4462), and incorporated herein by reference.

Note No.

15.	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No.1-4462), and incorporated herein by reference.

16.	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No.1-4462), and incorporated herein by reference.

17.	Filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, and incorporated herein by reference.

18.	Filed with the Company’s Current Report on Form 8-K filed on June 3, 2010, and incorporated herein by reference.

19.	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, and incorporated herein by reference.

20.	Filed with the Company’s Current Report on Form 8-K filed on February 14, 2011, and incorporated herein by reference.

21.	Filed with the Company’s Definitive Proxy Statement on Schedule 14A filed on March 31, 2011, and incorporated herein by reference.

22.	Filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, and incorporated herein by reference.

23.	Filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, and incorporated herein by reference.

24.	Filed with the Company’s Current Report on Form 8-K filed on November 4, 2011, and incorporated herein by reference.

25.	Filed with the Company’s Current Report on Form 8-K filed on February 16, 2012, and incorporated herein by reference.

26.	Filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, and incorporated herein by reference.

27.	Filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, and incorporated herein by reference.

28.	Filed with the Company’s Current Report on Form 8-K filed on July 3, 2013, and incorporated herein by reference.

Note No.

29.	Filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, and incorporated herein by reference.

30.	Filed with the Company’s Current Report on Form 8-K filed on July 11, 2014, and incorporated herein by reference.

31.	Filed with the Company’s Current Report on Form 8-K filed on September 10, 2014, and incorporated herein by reference.

32.	Filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, and incorporated herein by reference.