Form 10-Q
period 2015-03-31
STEPAN CO
filed 2015-04-29
CIK 94049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                 TO

Commission File Number 1-4462

STEPAN COMPANY

(Exact name of registrant as specified in its charter)

Delaware	36-1823834
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification Number)

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

(Check one): Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes   ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 17, 2015
Common Stock, $1 par value	22,281,254 Shares

Part I FINANCIAL INFORMATION

Item 1 - Financial Statements

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Unaudited

	Three Months Ended
	March 31
(In thousands, except per share amounts)	2015	2014
Net Sales	$460,451	$477,442
Cost of Sales	384,009	414,418
Gross Profit	76,442	63,024
Operating Expenses:
Selling	12,997	14,146
Administrative	19,339	14,431
Research, development and technical services	11,790	11,924
	44,126	40,501

Gain on sale of product line (Note 14)	2,862	—

Operating Income	35,178	22,523
Other Income (Expense):
Interest, net	(4,054)	(2,957)
Loss from equity in joint ventures	(1,240)	(1,451)
Other, net (Note 13)	652	(26)
	(4,642)	(4,434)
Income Before Provision for Income Taxes	30,536	18,089
Provision for Income Taxes	9,250	5,081
Net Income	21,286	13,008
Net (Income) Loss Attributable to
Noncontrolling Interests (Note 2)	(16)	10
Net Income Attributable to Stepan Company	$21,270	$13,018
Net Income Per Common Share Attributable to Stepan Company (Note 9):
Basic	$0.94	$0.57
Diluted	$0.93	$0.57
Shares Used to Compute Net Income Per Common Share Attributable to Stepan Company (Note 9):
Basic	22,718	22,773
Diluted	22,827	22,964
Dividends Declared Per Common Share	$0.18	$0.17

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited

	Three Months Ended
	March 31
(In thousands)	2015	2014
Net income	$21,286	$13,008
Other comprehensive income (loss):
Foreign currency translation adjustments (Note 10)	(25,152)	94
Pension liability adjustment, net of tax (Note 10)	749	410
Derivative instrument activity, net of tax (Note 10)	(42)	3
Other comprehensive income (loss)	(24,445)	507
Comprehensive income (loss)	(3,159)	13,515
Comprehensive (income) loss attributable to noncontrolling interests (Note 2)	(1)	33
Comprehensive income (loss) attributable to Stepan Company	$(3,160)	$13,548

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(In thousands)	March 31, 2015	December 31, 2014
Assets
Current Assets:
Cash and cash equivalents	$97,308	$85,215
Receivables, net	271,510	270,436
Inventories (Note 6)	172,168	183,233
Deferred income taxes	15,548	15,364
Other current assets	22,397	21,308
Total current assets	578,931	575,556
Property, Plant and Equipment:
Cost	1,379,839	1,385,851
Less: accumulated depreciation	(861,706)	(861,656)
Property, plant and equipment, net	518,133	524,195
Goodwill, net	11,390	11,502
Other intangible assets, net	20,092	20,803
Long-term investments (Note 3)	20,134	20,217
Other non-current assets	9,669	9,741
Total assets	$1,158,349	$1,162,014
Liabilities and Equity
Current Liabilities:
Current maturities of long-term debt (Note 12)	$27,799	$27,034
Accounts payable	142,101	156,983
Accrued liabilities	74,903	65,496
Total current liabilities	244,803	249,513
Deferred income taxes	15,754	15,804
Long-term debt, less current maturities (Note 12)	255,937	246,897
Other non-current liabilities	111,377	112,856
Commitments and Contingencies (Note 7)
Equity:
Common stock, $1 par value; authorized 30,000,000 shares; issued 25,666,380 shares in 2015 and 25,640,090 shares in 2014	25,666	25,640
Additional paid-in capital	140,471	139,573
Accumulated other comprehensive loss (Note 10)	(108,375)	(83,945)
Retained earnings	537,763	520,540
Less: Common treasury stock, at cost, 3,386,626 shares in 2015 and 3,238,321 shares in 2014	(66,446)	(66,262)
Total Stepan Company stockholders’ equity	529,079	535,546
Noncontrolling interests (Note 2)	1,399	1,398
Total equity	530,478	536,944
Total liabilities and equity	$1,158,349	$1,162,014

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Three Months Ended March 31
(In thousands)	2015	2014
Cash Flows From Operating Activities
Net income	$21,286	$13,008
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,127	16,098
Deferred compensation	1,577	(248)
Realized and unrealized gain on long-term investments	(531)	(23)
Stock-based compensation	798	226
Deferred income taxes	(1,261)	(1,851)
Other non-cash items	(1,397)	1,573
Changes in assets and liabilities:
Receivables, net	(11,546)	(30,013)
Inventories	4,969	(13,245)
Other current assets	(1,703)	646
Accounts payable and accrued liabilities	5,647	6,291
Pension liabilities	111	(466)
Environmental and legal liabilities	90	(357)
Deferred revenues	(195)	(183)
Excess tax benefit from stock options and awards	(120)	(414)
Net Cash Provided By (Used) In Operating Activities	33,852	(8,958)
Cash Flows From Investing Activities
Expenditures for property, plant and equipment	(28,295)	(20,503)
Proceeds from sale of product line (Note 14)	3,262	—
Sale of mutual funds	782	738
Other, net	(855)	(3,362)
Net Cash Used In Investing Activities	(25,106)	(23,127)
Cash Flows From Financing Activities
Revolving debt and bank overdrafts, net	14,241	(311)
Other debt repayments	(2,063)	(688)
Dividends paid	(4,047)	(3,800)
Company stock repurchased	—	(430)
Stock option exercises	167	904
Excess tax benefit from stock options and awards	120	414
Other, net	(275)	(100)
Net Cash Provided By (Used In) Financing Activities	8,143	(4,011)
Effect of Exchange Rate Changes on Cash	(4,796)	(531)
Net Increase (Decrease) in Cash and Cash Equivalents	12,093	(36,627)
Cash and Cash Equivalents at Beginning of Period	85,215	133,347
Cash and Cash Equivalents at End of Period	$97,308	$96,720
Supplemental Cash Flow Information
Cash (refunds) payments of income taxes, net	$(2,920)	$2,790
Cash payments of interest	$435	$463

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

Unaudited

1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements included herein have been prepared by Stepan Company (Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate and make the information presented not misleading.  In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company’s financial position as of March 31, 2015, and its results of operations and cash flows for the three months ended March 31, 2015 and 2014, have been included.  These financial statements and related footnotes should be read in conjunction with the financial statements and related footnotes included in the Company’s 2014 Form 10-K.

2.	RECONCILIATIONS OF EQUITY

Below are reconciliations of total equity, Company equity and equity attributable to noncontrolling interests for the three months ended March 31, 2015 and 2014:

		Stepan	Noncontrolling
		Company	Interest
(In thousands)	Total Equity	Equity	Equity (3)
Balance at January 1, 2015	$536,944	$535,546	$1,398
Net income	21,286	21,270	16
Dividends	(4,047)	(4,047)	—
Common stock purchases (1)	(273)	(273)	—
Stock option exercises	167	167	—
Defined benefit pension adjustments, net of tax	749	749	—
Translation adjustments	(25,152)	(25,137)	(15)
Derivative instrument activity, net of tax	(42)	(42)	—
Other (2)	846	846	—
Balance at March 31, 2015	$530,478	$529,079	$1,399

		Stepan	Noncontrolling
		Company	Interest
(In thousands)	Total Equity	Equity	Equity (3)
Balance at January 1, 2014	$553,741	$552,286	$1,455
Net income	13,008	13,018	(10)
Dividends	(3,800)	(3,800)	—
Common stock purchases (1)	(531)	(531)	—
Stock option exercises	904	904	—
Defined benefit pension adjustments, net of tax	410	410	—
Translation adjustments	94	117	(23)
Derivative instrument activity, net of tax	3	3	—
Other (2)	466	466	—
Balance at March 31, 2014	$564,295	$562,873	$1,422
(1)

Includes the value of Company shares purchased in the open market and the value of Company common shares tendered by employees to settle minimum statutory withholding taxes related to the receipt of performance awards and deferred compensation distributions.

(2)	Primarily comprised of activity related to stock-based compensation, deferred compensation and excess tax benefits.
(3)	Reflects the noncontrolling interest in the Company’s China joint venture.

3.	FAIR VALUE MEASUREMENTS

The following describe the financial instruments held by the Company at March 31, 2015, and December 31, 2014, and the methods and assumptions used to estimate the instruments’ fair values:

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

At March 31, 2015, and December 31, 2014, the fair value of debt and the related carrying values, including current maturities, were as follows:

(In thousands)	March 31, 2015	December 31, 2014
Fair value	$298,655	$285,441
Carrying value	283,736	273,931

The following tables present financial assets and liabilities measured on a recurring basis at fair value as of March 31, 2015, and December 31, 2014, and the level within the fair value hierarchy in which the fair value measurements fall:

	March
(In thousands)	2015	Level 1	Level 2	Level 3
Mutual fund assets	$20,134	$20,134	$—	$—
Derivative assets:
Foreign currency contracts	131	—	131	—
Total assets at fair value	$20,265	$20,134	$131	$—
Derivative liabilities:
Foreign currency contracts	142	—	142	—
Interest rate contracts	60	—	60	—
Total liabilities at fair value	$202	$—	$202	$—

	December
(In thousands)	2014	Level 1	Level 2	Level 3
Mutual fund assets	$20,217	$20,217	$—	$—
Derivative assets:
Foreign currency contracts	73	—	73	—
Total assets at fair value	$20,290	$20,217	$73	$—
Derivative liabilities:
Foreign currency contracts	$628	$—	$628	$—

4.	DERIVATIVE INSTRUMENTS

The Company is exposed to certain risks relating to its ongoing business operations. The primary risk managed by the use of derivative instruments is foreign currency exchange risk.  The Company holds forward foreign currency exchange contracts that are not designated as any type of accounting hedge as defined by U.S. generally accepted accounting principles.  The Company uses these contracts to manage its exposure to exchange rate fluctuations on certain Company subsidiary cash, accounts receivable, accounts payable and other obligation balances that are denominated in currencies other than the entities’ functional currencies. The forward foreign exchange contracts are recognized on the balance sheet as either an asset or a liability measured at fair value. Gains and losses arising from recording the foreign exchange contracts at fair value are reported in earnings as offsets to the losses and gains reported in earnings arising from the re-measurement of the asset and liability balances into the applicable functional currencies. At March 31, 2015, and December 31, 2014, the Company had open forward foreign currency exchange contracts, with settlement dates of about one month, to buy or sell foreign currencies with U.S. dollar equivalent amounts of $44,228,000 and $51,623,000, respectively.

The Company is exposed to volatility in short-term interest rates and mitigates certain portions of that risk by using interest rate swaps.  The interest rate swaps are recognized on the balance sheet as either an asset or a liability measured at fair value.  The Company held interest rate swap contracts with notional values of $4,139,000 at March 31, 2015, which are designated as cash flow hedges.  At December 31, 2014, the Company held no significant interest rate swap contracts.  Period-to-period changes in the fair value of interest rate swap contracts are recognized as gains or losses in other comprehensive income, to the extent effective.  As each interest rate swap hedge contract is settled, the corresponding gain or loss is reclassified out of accumulated other comprehensive income (AOCI) into earnings in that settlement period. The latest date through which the Company expects to hedge its exposure to the volatility of short-term interest rates is December 1, 2021.

The fair values of the derivative instruments held by the Company on March 31, 2015, and December 31, 2014, and derivative instrument gains and losses for the three-month periods ending March 31, 2015 and 2014, were immaterial.  For amounts reclassified out of AOCI into earnings for the three month periods ended March 31, 2015 and 2014, see Note 10.

5.	STOCK-BASED COMPENSATION

On March 31, 2015 the Company had stock options outstanding under its 2000 Stock Option Plan, stock options and stock awards outstanding under its 2006 Incentive Compensation Plan and stock options, stock awards and stock appreciation rights (SARs) outstanding under its 2011 Incentive Compensation Plan.

Compensation expense recorded for all stock options, stock awards and SARs was as follows:

(In thousands)
Three Months Ended March 31
2015	2014
$798	$226

During the first quarter of 2014, management assessed that the profitability performance targets on which the compensation expenses for stock awards vesting on December 31, 2014, were based would not be achieved. Consequently, the resulting adjustment lowered the overall stock-based compensation expense for the three months ended March 31, 2014.

Unrecognized compensation costs for stock options, stock awards and SARs were as follows:

(In thousands)	March 31, 2015	December 31, 2014
Stock options	$1,668	$774
Stock awards	3,728	1,365
SARs	3,015	693

The increases in unrecognized compensation costs for stock options, stock awards and SARs reflected the first quarter 2015 grants of:

Shares
Stock options	82,969
Stock awards	73,028
SARs	182,417

The unrecognized compensation costs at March 31, 2015, are expected to be recognized over weighted-average periods of 1.6 years, 2.5 years and 1.7 years for stock options, stock awards and SARs, respectively.

6.	INVENTORIES

The composition of inventories was as follows:

(In thousands)	March 31, 2015	December 31, 2014
Finished products	$120,166	$126,157
Raw materials	52,002	57,076
Total inventories	$172,168	$183,233

Inventories are priced primarily using the last-in, first-out inventory valuation method.  If the first-in, first-out inventory valuation method had been used for all inventories, inventory balances would have been approximately $32,825,000 and $34,340,000 higher than reported at March 31, 2015, and December 31, 2014, respectively.

7.	CONTINGENCIES

There are a variety of legal proceedings pending or threatened against the Company.  Some of these proceedings may result in fines, penalties, judgments or costs being assessed against the Company at some future time.  The Company’s operations are subject to extensive local, state and federal regulations, including the U.S. Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) and the Superfund amendments of 1986 (Superfund).  Over the years, the Company has received requests for information related to or has been named by the government as a potentially responsible party (PRP) at a number of waste disposal sites where cleanup costs have been or may be incurred under CERCLA and similar state statutes.  In addition, damages are being claimed against the Company in general liability actions for alleged personal injury or property damage in the case of some disposal and plant sites.  The Company believes that it has made adequate provisions for the costs it may incur with respect to these sites.

As of March 31, 2015, the Company estimated a range of possible environmental and legal losses of $22.1 million to $41.4 million.  At March 31, 2015, and December 31, 2014, the Company’s accrued liability for such losses, which represented the Company’s best estimate within the estimated range of possible environmental and legal losses, was $22.1 million and $22.0  million, respectively. During the first three months of 2015 and 2014, cash outlays related to legal and environmental matters approximated $0.3 million.

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

Following are summaries of the material contingencies at March 31, 2015:

Maywood, New Jersey Site

The Company’s property in Maywood, New Jersey and property formerly owned by the Company adjacent to its current site and other nearby properties (Maywood site) were listed on the National Priorities List in September 1993 pursuant to the provisions of CERCLA because of certain alleged chemical contamination.  Pursuant to an Administrative Order on Consent entered into between USEPA and the Company for property formerly owned by the Company, and the issuance of an order by USEPA to the Company for property currently owned by the Company, the Company has completed various Remedial Investigation Feasibility Studies (RI/FS), and on September 24, 2014, USEPA issued its Record of Decision (“ROD”) for chemically-contaminated soil. Based on the most current information available, the Company recorded a $0.6 million increase in its remediation liability for this site in the three months ended March 31, 2015. The Company believes its recorded liability represents its best estimate of the cost of remediation for the Maywood site. The best estimate of the cost of remediation for the Maywood site could change as the Company continues to hold discussions with USEPA, as the design of the remedial action progresses or if other PRPs are identified. The ultimate amount for which the Company is liable could differ from the Company’s current recorded liability.

In April 2015, the Company agreed to enter into an Administrative Settlement Agreement and Administrative Order on Consent with USEPA for performance of certain investigative and design work for chemically-contaminated soil.  Based on the Company’s review and analysis of this order, no changes to the Company’s current recorded liability for claims associated with soil remediation of chemical contamination were required.

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

Wilmington Site

The Company is currently contractually obligated to contribute to the response costs associated with the Company’s formerly-owned site at 51 Eames Street, Wilmington, Massachusetts.  Remediation at this site is being managed by its current owner to whom the Company sold the property in 1980.  Under the agreement, once total site remediation costs exceed certain levels, the Company is obligated to contribute up to five percent of future response costs associated with this site with no limitation on the ultimate amount of contributions. To date, the Company has paid the current owner $2.3 million for the Company’s portion of environmental response costs through the fourth quarter of 2014 (the current owner of the site bills the Company one calendar quarter in arrears).  The Company has recorded a liability for its portion of the estimated remediation costs for the site.  Depending on the ultimate cost of the remediation at this site, the amount for which the Company is liable could differ from the current estimates.

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

Unclaimed Property Examination

The Company is undergoing an unclaimed property examination by the state of Delaware (the Company’s state of incorporation) and seven other states for the period covering 1981 through 2010. The types of unclaimed property under examination include certain un-cashed payroll and accounts payable checks and certain accounts receivable credits.  Generally, unclaimed property must be reported and remitted to the state of the rightful owner.  In cases where the rightful owner cannot be identified, the property must be reported and remitted to the unclaimed property holder’s state of incorporation. The examination of un-cashed payroll and accounts payable checks has been completed, and no significant adjustments to the Company’s unclaimed property liability were required. The examination of accounts receivable credits is ongoing. On the basis of currently available information, the Company believes its liability for unclaimed property is adequate. Because the audit is not final, the Company’s ultimate actual obligation could differ from the recorded liability.

Customer Claims

From time to time in the normal course of business, customers make claims against the Company for issues such as product performance and liability, contract disputes, delivery errors and other various concerns. Frequently, such claims are subject to extensive investigation, discussion and negotiation prior to settlement or resolution. On the basis of the most current information available, the Company’s liability for such claims was $4,016,000 at March 31, 2015, compared to $3,475,000 at December 31, 2014. Investigations and discussions with the affected customers are ongoing. Therefore, the actual amounts ultimately paid, if any, to settle the claims could differ significantly from the amounts currently recorded.

Mexico Value-Added Tax

During an examination of the Company’s 2009 and 2010 Mexico subsidiary financial records, local tax authority auditors determined that the Company’s treatment of value-added tax (VAT) for purchase transactions with a certain vendor was incorrect. As a result, the tax authorities concluded that the Company owed past VAT from 2009 -2010 along with assessed inflation, penalty and interest charges. Consequently, the Company recorded a liability and corresponding income statement charge for the VAT inflation, penalty and interest charges. The liability included the 2009 – 2010 assessment of inflation, penalty and interest charges plus an estimated amount for the potential exposure for 2011 – 2014. The amount recorded was not material to the Company’s results of operations. No charge was recorded for the past unpaid VAT because the Company believes the amount will be recoverable through the normal VAT process. Depending on negotiations with Mexico’s tax authorities, the accuracy of the estimates for 2011 - 2014 and the actual amount of the past VAT that is recovered by the Company, the actual settlement could differ from the current recorded liability.

8.	POSTRETIREMENT BENEFIT PLANS

Defined Benefit Pension Plans

The Company sponsors various funded qualified and unfunded non-qualified defined benefit pension plans, the most significant of which cover employees in the U.S. and U.K. locations.  The U.S. and U.K. defined benefit pension plans are frozen and service benefits are no longer being accrued.

Components of Net Periodic Benefit Cost

	UNITED STATES		UNITED KINGDOM
	Three Months Ended		Three Months Ended
	March 31		March 31
(In thousands)	2015	2014	2015	2014
Interest cost	$1,701	$1,723	$195	$243
Expected return on plan assets	(2,393)	(2,378)	(262)	(328)
Amortization of net actuarial loss	1,149	662	45	—
Net periodic benefit cost (income)	$457	$7	$(22)	$(85)

Employer Contributions

U.S. Plans

As a result of pension funding relief provisions included in the Highway and Transportation Funding Act of 2014, the Company expects to make no 2015 contributions to the funded U.S. qualified defined benefit plans. Approximately, $185,000 is expected to be paid related to the unfunded unqualified plans.  As of March 31, 2015, $141,000 had been paid related to the non-qualified plans.

U.K. Plan

The Company’s United Kingdom subsidiary expects to contribute approximately $551,000 to its defined benefit pension plan in 2015.  As of March 31, 2015, $216,000 had been contributed to the plan.

Defined Contribution Plans

The Company sponsors retirement savings defined contribution plans that cover U.S. and U.K. employees. The Company also sponsors a qualified profit sharing plan for its U.S. employees. The retirement savings and profit sharing defined contribution plans include a qualified plan and a non-qualified supplemental executive plan.

Defined contribution plan expenses for the Company’s retirement savings and profit sharing plans were as follows:

	Three Months Ended
	March 31
(In thousands)	2015	2014
Retirement savings plans	$1,184	$1,131
Profit sharing plan	980	764
Total defined contribution expense	$2,164	$1,895

The Company funds the obligations of its non-qualified supplemental executive defined contribution plans (supplemental plans) through a rabbi trust. The trust comprises various mutual fund investments selected by the participants of the supplemental plans. In accordance with the accounting guidance for rabbi trust arrangements, the assets of the trust and the obligations of the supplemental plans are reported on the Company’s consolidated balance sheets.  The Company elected the fair value option for the mutual fund investment assets so that offsetting changes in the mutual fund values and defined contribution plan obligations would be recorded in earnings in the same period. Therefore, the mutual funds are reported at fair value with any subsequent changes in fair value recorded in the consolidated statements of income. The liabilities related to the supplemental plans increase (i.e., supplemental plan expense is recognized) when the value of the trust assets appreciates and decrease when the value of the trust assets declines (i.e., supplemental plan income is recognized). At March 31, 2015, the balance of the trust assets was $1,813,000, which equaled the balance of the supplemental plan liabilities (see the long-term investments section in Note 3 for further information regarding the Company’s mutual fund assets).

9.	EARNINGS PER SHARE

Below are the computations of basic and diluted earnings per share for the three months ended March 31, 2015 and 2014:

	Three Months Ended
	March 31
(In thousands, except per share amounts)	2015	2014
Computation of Basic Earnings per Share
Net income attributable to Stepan Company	$21,270	$13,018
Weighted-average number of shares outstanding	22,718	22,773
Basic earnings per share	$0.94	$0.57

Computation of Diluted Earnings per Share
Net income attributable to Stepan Company	$21,270	$13,018
Weighted-average number of shares outstanding	22,718	22,773
Add weighted-average net shares issuable from assumed exercise of options (under treasury stock method) (1)	104	182
Add weighted-average net shares related to unvested stock awards (under treasury stock method)	5	9
Weighted-average shares applicable to diluted earnings	22,827	22,964
Diluted earnings per share	$0.93	$0.57

(1)

Options to purchase 226,098 and 47,639 shares of Company common stock were excluded from the computation of diluted earnings per share for the three months ended March 31, 2015 and March 31, 2014, respectively.  The options’ exercise prices were greater than the average market price for the common stock and their effect would have been antidilutive.

10.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in the Company’s accumulated other comprehensive income (loss) (AOCI) by component (net of income taxes) for the three-month periods ended March 31, 2014 and 2015, are presented below:

	Foreign	Defined
	Currency	Benefit	Cash Flow
	Translation	Pension Plan	Hedge
(In thousands)	Adjustments	Adjustments	Adjustments	Total
Balance at December 31, 2013	$(10,971)	$(18,672)	$115	$(29,528)
Other comprehensive income before reclassifications	117	—	—	117
Amounts reclassified from AOCI	—	410	3	413
Net current-period other comprehensive income	117	410	3	530
Balance at March 31, 2014	$(10,854)	$(18,262)	$118	$(28,998)

Balance at December 31, 2014	$(42,914)	$(41,149)	$118	$(83,945)
Other comprehensive income before reclassifications	(25,137)	—	(43)	(25,180)
Amounts reclassified from AOCI	—	749	1	750
Net current-period other comprehensive income	(25,137)	749	(42)	(24,430)
Balance at March 31, 2015	$(68,051)	$(40,400)	$76	$(108,375)

Information regarding the reclassifications out of AOCI for the three month periods ended March 31, 2015 and 2014, is displayed below:

			Affected Line Item in
	Amount Reclassified		Consolidated Statements
(In thousands)	from AOCI (a)		of Income
AOCI Components	2015	2014
Amortization of defined benefit pension actuarial losses	$(1,194)	$(662)	(b)
	445	252	Tax benefit
	$(749)	$(410)	Net of tax
Gains and losses on cash flow hedges:
Interest rate contracts	$(5)	$(7)	Interest, net
Foreign exchange contracts	2	2	Cost of sales
	(3)	(5)	Total before tax
	2	2	Tax benefit
	$(1)	$(3)	Net of tax
Total reclassifications for the period	$(750)	$(413)	Net of tax

(a)	Amounts in parentheses denote expense to statement of income.
(b)	This component of accumulated other comprehensive income is included in the computation of net periodic benefit cost (see Note 8 for additional details).

11.	SEGMENT REPORTING

The Company has three reportable segments: Surfactants, Polymers and Specialty Products.  Net sales by segment for the three months ended March 31, 2015 and 2014, were as follows:

	Three Months Ended
	March 31
(In thousands)	2015	2014
Segment Net Sales
Surfactants	$330,551	$335,710
Polymers	109,364	119,107
Specialty Products	20,536	22,625
Total	$460,451	$477,442

Segment operating income and reconciliations of segment operating income to consolidated income before income taxes for the three months ended March 31, 2015 and 2014, are summarized below:

	Three Months Ended
	March 31
(In thousands)	2015	2014
Segment Operating Income
Surfactants	$33,764	$18,338
Polymers	14,785	10,826
Specialty Products	2,244	4,021
Segment operating income	50,793	33,185
Unallocated corporate expenses (1)	(15,615)	(10,662)
Consolidated operating income	35,178	22,523
Interest expense, net	(4,054)	(2,957)
Loss from equity in joint ventures	(1,240)	(1,451)
Other, net	652	(26)
Consolidated income before income taxes	$30,536	$18,089

(1)

Unallocated corporate expenses primarily comprise corporate administrative expenses (e.g., corporate finance, legal, human resources, information systems, deferred compensation and environmental remediation) that are not included in segment operating income and not used to evaluate segment performance.

12.	DEBT

At March 31, 2015, and December 31, 2014, debt comprised the following:

(In thousands)	Maturity Dates	March 31, 2015	December 31, 2014
Unsecured private placement notes
3.86%	2019-2025	$100,000	$100,000
4.86%	2017-2023	65,000	65,000
5.88%	2016-2022	40,000	40,000
5.69%	2015-2018	22,857	22,857
6.86%	2015	4,284	4,284
Unsecured U.S. bank debt	2019	30,000	20,000
Debt of foreign subsidiaries
Unsecured bank debt, foreign currency	2015	14,388	12,043
Unsecured bank term loan, foreign currency	2021	4,139	4,840
Secured bank term loan, foreign currency	2015	537	2,723
Secured bank debt, foreign currency	2015	1,985	1,638
Unsecured bank debt, U.S. dollars	2015	546	546
Total debt		$283,736	$273,931
Less current maturities		27,799	27,034
Long-term debt		$255,937	$246,897

The Company has a committed $125,000,000 multi-currency revolving credit agreement that expires in July 2019.  The Company maintains standby letters of credit under its workers’ compensation insurance agreements and for other purposes, as needed from time to time, which are issued under the revolving credit agreement. As of March 31, 2015, the Company had outstanding letters of credit totaling $2,952,000 and outstanding borrowing of $30,000,000 under this agreement. There was $92,048,000 available under the revolving credit agreement as of March 31, 2015.

The various loan agreements contain provisions which, among others, require maintenance of certain financial ratios and place limitations on additional debt, investments and payment of dividends. Based on the loan agreement provisions that place limitations on dividend payments, unrestricted retained earnings (i.e., retained earnings available for dividend distribution) were $98,361,000 and $88,684,000 at March 31, 2015 and December 31, 2014, respectively.

13.	OTHER, NET

Other, net in the consolidated statements of income included the following:

	Three Months Ended
	March 31
(In thousands)	2015	2014
Foreign exchange loss	$(2)	$(205)
Investment income	123	156
Realized and unrealized gain on investments	531	23
Other, net	$652	$(26)

14.	SALE OF PRODUCT LINE

In January 2015, the Company sold its specialty polyurethane systems product line (kits) to J6 Polymers, LLC (J6) for cash of $3,262,000. Kits were part of the Company’s Polymers segment and accounted for approximately $2,800,000 of the Company’s 2014 net sales. The sale of kits included inventory as well as customer and supplier lists, formulations, manufacturing procedures and all other intellectual property associated with the manufacturing and selling of kits. As a result of the sale, the Company recognized a pretax gain of $2,862,000 for the three-month period ending March 31, 2015. The gain was attributed to the Polymer segment. Prior to the sale, kits were produced by the Company and by third-party toll manufacturers on the Company’s behalf.  The products manufactured by the Company will continued to be produced for J6 during a transition period. J6 is a business wholly-owned and operated by members of the immediate family of Robert J. Wood, a former Company executive who retired from the Company in April 2014. Mr. Wood is a managing member of J6.

15.	BUSINESS RESTRUCTURING

2014 Restructuring

In the fourth quarter of 2014, a restructuring plan was approved that affected certain Company functions, principally the research and development function and to a lesser extent product safety and compliance and plant site accounting functions (primarily affecting the Surfactants segment). The objective of the plan was to better align staffing resources with the needs of the Company’s diversification and growth initiatives. In implementing the plan, management offered a voluntary retirement incentive to employees of the affected functions. By December 31, 2014, 13 employees accepted the voluntary termination incentive. As a result, the Company recognized a $1,722,000 charge against income in the fourth quarter ended December 31, 2014. Most of the incentive pay was disbursed in the first quarter of 2015. The remainder of the liability is anticipated to be settled in the second quarter of 2015. Although the Company may realize some short-term cost savings from the action, the restructuring was not considered a cost savings initiative but rather an opportunity to create some staffing flexibility to reposition roles to meet changing business needs. Other costs for the restructuring were not material.

Below is a reconciliation of the beginning and ending balances of the restructuring liability:

Severance
(In thousands)	Expense
Restructuring liability at December 31, 2014	$1,722
Amounts paid	(1,435)
Foreign currency translation	(23)
Restructuring liability at March 31, 2015	$264

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

Severance
(In thousands)	Expense
Restructuring liability at December 31, 2013	$1,040
Amounts paid in 2014	(420)
Foreign currency translation in 2014	(57)
Restructuring liability at December 31, 2014	$563
Amounts paid	(338)
Foreign currency translation	(39)
Restructuring liability at March 31, 2015	$186

In connection with the planned business restructuring, the Company reduced the useful lives of the manufacturing assets in the affected areas of the Canadian plant. For the three months ended March 31, 2014, the Company recognized $907,000 of accelerated depreciation resulting from the reduction of asset useful lives. The depreciation expense was included in the cost of sales line of the consolidated statement of income.

16.	ACQUISITION AGREEMENT

On July 15, 2014, the Company announced that it reached an agreement with Procter & Gamble do Brasil S.A. to acquire (through the Company’s Brazilian subsidiary) a sulfonation production facility in Bahia, Brazil, subject to customary closing conditions. The facility is located in northeastern Brazil and has 30,000 metric tons of surfactants capacity. The acquisition will become a part of the Company’s Surfactants segment. This is synergistic with the Company’s existing Vespasiano, Brazil, plant, and provides an opportunity to serve growing northeastern Brazil. The transaction is projected to close in the second quarter of 2015.

17.	RECENT ACCOUNTING PRONOUNCEMENTS

In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360):  Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.  The update amends the definition of a discontinued operation, changes the criteria for reporting discontinued operations and requires expanded disclosures for discontinued operations and new disclosures about disposal transactions that do not meet the discontinued operations criteria.  Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has or will have a major effect on an entity's operations and financial results.  The requirements of ASU No. 2014-08 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014, with early adoption permitted. This ASU did not have an effect on the Company’s financial position, results of operations or cash flows.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The standard, which is the result of a joint project by the FASB and the International Accounting Standards Board, outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. In addition, the ASU requires expanded disclosures about revenue recognition that enable the users of the financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. ASU No. 2014-09 supersedes most of the previous revenue recognition guidance. For public entities, the new guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period (although on April 1, 2015, the FASB voted to propose to defer the effective date for public entities to annual periods beginning after December, 15, 2017). An entity may use either a full retrospective or a modified retrospective approach to adopt the requirements of the new standard. The Company continues the process of determining the effects, if any, that adoption of ASU No. 2014-09 will have on Company financial position, results of operations and cash flows.

In January 2015, the FASB issued ASU No. 2015-01, Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, which amends Subtopic 225-20, Income Statement – Extraordinary and Unusual Items, of the Accounting Standards Codification. The update, which is part of FASB’s initiative to reduce complexity of accounting standards, eliminates the US GAAP concept of extraordinary items. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. This ASU is not expected to have an effect on the Company’s financial position, results of operations or cash flows.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810) Amendments to the Consolidation Analysis. The amendments in this update affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments: 1) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities; 2) eliminate the presumption that a general partner should consolidate a limited partnership; 3) affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; and 4) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with certain Investment Company Act of 1940 requirements for registered money market funds. The amendments in ASU No. 2015-02 are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments in this update using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. A reporting entity also may apply the amendments retrospectively. Early adoption is permitted. Under the assumption that the Company’s organizational structure remains as it is currently, adoption of ASU No. 2015-02 is not expected to have an effect on the Company’s financial position, results of operations or cash flows.

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

Forward-looking statements speak only as of the date they are made, and the Company does not undertake any obligation to update them to reflect changes that occur after that date.  Factors that could cause actual results to differ materially include the items described in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Overview

The Company produces and sells intermediate chemicals that are used in a wide variety of applications worldwide. The overall business comprises three reportable segments:

•

Surfactants – Surfactants, which accounted for 72 percent of consolidated net sales in the first quarter of 2015, are principal ingredients in consumer and industrial cleaning products such as detergents for washing clothes, dishes, carpets, floors and walls, as well as shampoos and body washes. Other applications include fabric softeners, germicidal quaternary compounds, lubricating ingredients, emulsifiers for spreading agricultural products and industrial applications such as latex systems, plastics and composites. Surfactants are manufactured at six North American sites (five in the U.S. and one in Canada), three European sites (United Kingdom, France and Germany), three Latin American sites (Mexico, Brazil and Colombia) and two Asian sites (Philippines and Singapore). The Company also holds a 50 percent ownership interest in a joint venture, TIORCO, LLC (TIORCO), that markets chemical solutions for increasing the production of crude oil and natural gas from existing fields (enhanced oil recovery or EOR). The joint venture is accounted for under the equity method, and its financial results are excluded from surfactant segment operating results. Sales and related profits of the Company’s surfactants to enhanced oil recovery customers are included in surfactants segment results.

•

Polymers – Polymers, which accounted for 24 percent of consolidated net sales in the first quarter of 2015, include polyurethane polyols, polyester resins and phthalic anhydride.  Polyurethane polyols are used in the manufacture of rigid foam for thermal insulation in the construction industry and are also a base raw material for coatings, adhesives, sealants and elastomers (collectively CASE products) and flexible foams. Polyester resins, which include liquid and powdered resins, are used in CASE and polyurethane systems house applications. Phthalic anhydride is used in unsaturated polyester resins, alkyd resins and plasticizers for applications in construction materials and components of automotive, boating and other consumer products. In addition, the Company uses phthalic anhydride internally in the production of polyols.  In the U.S., polyurethane polyols and phthalic anhydride are manufactured at the Company’s Millsdale, Illinois, site and polyester resins are manufactured at the Company’s Columbus, Georgia, site. In Europe, polyols are manufactured at the Company’s subsidiaries in Germany and Poland. In Asia, polyols are currently toll produced for the Company’s 80-percent owned joint venture in Nanjing, China. The Company is building a new plant in Nanjing that is expected to be operational in the first half of 2016.

•

Specialty Products – Specialty products, which accounted for 4 percent of consolidated net sales in the first quarter of 2015, include flavors, emulsifiers and solubilizers used in food, flavoring, nutritional supplement and pharmaceutical applications. Specialty products are primarily manufactured at the Company’s Maywood, New Jersey, site and, in some instances, at outside contractors.

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

	Income (Expense)
	For the Three Months
	Ended March 31
(In millions)	2015	2014	Change
Deferred Compensation (Administrative expense)	$(1.6)	$0.2	$(1.8)	(1)
Realized/Unrealized Gains on Investments (Other, net)	0.5	—	0.5
Investment Income (Other, net)	0.1	0.2	(0.1)
Pretax Income Effect	$(1.0)	$0.4	$(1.4)

(1)	See the Corporate Expenses section of this management’s discussion and analysis for details regarding the quarter-over-quarter change in deferred compensation expense.

Effects of Foreign Currency Translation

The Company’s foreign subsidiaries transact business and report financial results in their respective local currencies. As a result, foreign subsidiary income statements are translated into U.S. dollars at average foreign exchange rates appropriate for the reporting period. Because foreign exchange rates fluctuate against the U.S. dollar over time, foreign currency translation affects period-to-period comparisons of financial statement items (i.e., because foreign exchange rates fluctuate, similar period-to-period local currency results for a foreign subsidiary may translate into different U.S. dollar results). The following table presents the effects that foreign currency translation had on the quarter-over-quarter changes in consolidated net sales and various income line items between the quarters ended March 31, 2015 and 2014:

				(Decrease)
				Due to Foreign
	Three Months Ended March 31		Increase	Currency
(In millions)	2015	2014	(Decrease)	Translation
Net Sales	$460.5	$477.4	$(16.9)	$(29.7)
Gross Profit	76.4	63.0	13.4	(4.9)
Operating Income	35.2	22.5	12.7	(3.1)
Pretax Income	30.5	18.1	12.4	(2.5)

RESULTS OF OPERATIONS

Three Months Ended March 31, 2015 and 2014

Summary

Net income attributable to the Company for the first quarter of 2015 increased 63 percent quarter over quarter to $21.3 million, or $0.93 per diluted share, from $13.0 million, or $0.57 per diluted share, for the first quarter of 2014. The Company’s financial performance rebounded from last year’s difficult first quarter when the effects of protracted severe winter weather in the U.S. led to higher maintenance, utility and transportation costs and to some lost sales volume due to Company and customer plant disruptions. Below is a summary discussion of the major factors leading to the quarter-over-quarter changes in net sales, profits and expenses.  A detailed discussion of segment operating performance for the first quarter of 2015 follows the summary.

Consolidated net sales declined $17.0 million, or four percent, between quarters. The decrease resulted from to the unfavorable effects of foreign currency translation, which had a $29.7 million negative impact on the quarter-over-quarter change in net sales. The unfavorable foreign currency translation effect reflected a stronger U.S. dollar against nearly all currencies where the Company has foreign operations.  A two percent increase in sales volume and higher selling prices favorably affected the net sales change by $11.4 million and $1.3 million, respectively. The Surfactants and Polymers segments accounted for the consolidated sales volume improvement, growing two percent and five percent, respectively. Sales volumes for the specialty products segment declined two percent.

Operating income for the first quarter of 2015 increased $12.7 million, or 56 percent, over operating income reported for last year’s first quarter. The effects of foreign currency translation reduced the quarter-over-quarter increase by $3.1 million. Included in the 2015 results was a $2.9 million gain on the divestiture of the Company’s specialty polyurethane systems product line (part of the Polymers segment). See Note 14 to the condensed consolidated financial statements for additional information regarding the sale. Gross profit increased $13.4 million, or 21 percent, largely due to strong improvement for Surfactants, particularly North American operations that recovered from the poor performance in the year ago quarter.

Operating expenses increased $3.6 million, or nine percent, between quarters. The favorable effects of foreign currency translation reduced the quarter-over-quarter operating expense increase by $1.8 million. The following summarizes the changes in the individual income statement line items that comprise the Company’s operating expenses:

•

Administrative expenses increased $4.9 million, or 34 percent, quarter over quarter due to increases for deferred compensation ($1.8 million), consulting ($1.4 million), environmental remediation ($0.6 million) and salaries and fringe benefits ($0.4 million). A first quarter 2015 increase in the value of Company stock compared to a first quarter 2014 decrease in the value of Company common stock, coupled with greater quarter-over-quarter appreciation of the deferred compensation plan’s mutual fund investments, led to the increase in deferred compensation expense (see the ‘Overview’ and ‘Corporate Expenses’ sections of this MD&A for further details). The increase in consulting expenses reflected outside advisory fees for services supporting the Company’s ongoing initiative (referred to as ‘DRIVE’ within the Company) to improve efficiency across the Company’s global organization. An increase in the remediation liability for the Company’s Maywood, New Jersey, site led to the increase in environmental remediation expense. The effects of foreign currency translation reduced the quarter-over-quarter operating expense increase by $0.7 million.

•

Selling expenses declined $1.1 million, or eight percent, quarter over quarter largely due to a $0.8 million favorable effect of foreign currency translation. The remainder of the decrease was primarily attributable to a reduction in bad debt expense.

•	Research, development and technical service expenses (R&D) declined $0.1 million, or one percent, quarter over quarter due to the favorable effects of foreign currency translation ($0.3 million).

Other, net was less than $0.7 million of income for the first quarter of 2015 compared to less than $0.1 million of expense for the same period of 2014. Investment income (including realized and unrealized gains and losses) for the Company’s deferred compensation and supplemental defined contribution mutual fund assets was $0.7 million in the first quarter of 2015 compared to $0.2 million in last year’s first quarter. Foreign exchange losses totaled to less than $0.1 million of for the first quarter of 2015 compared to $0.2 million for the first quarter of 2014.

The effective tax rate was 30.3 percent for the first quarter of 2015 compared to 28.1 percent for the first quarter of 2014.  The increase was driven by a higher percentage of consolidated income being earned in the U.S. where the effective tax rate is generally higher.  In addition, as a result of higher consolidated income in the first quarter of 2015, certain U.S. tax benefits as a percentage of consolidated income had a less favorable impact to the effective tax rate. The effective tax rates for the first quarters of 2015 and 2014 do not include the impact of the U.S. federal research and development credit. The credit has not yet been re-enacted in 2015, and in 2014 the research and development credit was enacted in the fourth quarter.

Segment Results

	For the Year Ended
(In thousands)	March 31,	March 31,		Percent
Net Sales	2015	2014	(Decrease)	Change
Surfactants	$330,551	$335,710	$(5,159)	-2
Polymers	109,364	119,107	(9,743)	-8
Specialty Products	20,536	22,625	(2,089)	-9
Total Net Sales	$460,451	$477,442	$(16,991)	-4

	For the Year Ended
(In thousands)	March 31,	March 31,	Increase	Percent
Operating Income	2015	2014	(Decrease)	Change
Surfactants	$33,764	$18,338	$15,426	+84
Polymers	14,785	10,826	3,959	+37
Specialty Products	2,244	4,021	(1,777)	-44
Segment Operating Income	$50,793	$33,185	$17,608	+53
Corporate Expenses	15,615	10,662	(4,953)	-46
Total Operating Income	$35,178	$22,523	$12,655	+56

Surfactants

Surfactants net sales for the first quarter of 2015 declined $5.2 million, or two percent, from net sales for the first quarter of 2014. A $21.1 million unfavorable effect of foreign currency translation led to the quarter-over-quarter decrease. Compared to the year-ago quarter, the U.S. dollar was stronger against nearly every currency of the segment’s foreign operations. Higher selling prices and a two percent increase in sales volume offset the impact of foreign currency translation by $9.8 million and $6.1 million, respectively. All regions except North America posted sales volume improvements. A quarter-over-quarter comparison of net sales by region follows:

	For the Three Months Ended
	March 31,	March 31,	Increase	Percent
(In thousands)	2015	2014	(Decrease)	Change
North America	$204,803	$208,424	$(3,621)	-2
Europe	72,143	75,358	(3,215)	-4
Latin America	37,814	38,707	(893)	-2
Asia	15,791	13,221	2,570	+19
Total Surfactants Segment	$330,551	$335,710	$(5,159)	-2

Net sales for North American operations declined two percent due to a three percent decrease in sales volume and the unfavorable effects of foreign currency translation, which accounted for $7.2 million and $1.6 million, respectively, of the net sales decline. Decreased sales volumes of products used in agricultural chemical, laundry and cleaning and household, industrial and institution (HI&I) applications led to the drop in North American sales volume. The foregoing volume declines were partially offset by sales volume improvement for personal care products. The decline in agricultural chemical sales volume reflected customers maintaining lower inventory levels in advance of the spring growing season to minimize inventory carryover. The decline in laundry and cleaning sales volume was principally attributable to customers bringing surfactant production in house beginning in the second quarter of 2014 to more fully utilize their internal capacity. HI&I sales volume was down mainly due to some lost business, while personal care sales volumes increased due to the securing of additional business at an existing customer. The average selling price increased three percent, which offset the effects of the sales volume decline and unfavorable foreign currency translation by $5.2 million.

Net sales for European operations declined four percent quarter over quarter. A $12.9 million unfavorable effect of foreign currency translation led to the decrease. An 11 percent improvement in sales volume and higher selling prices offset the foreign currency translation impact by $8.2 million and $1.5 million, respectively. A stronger U.S. dollar against the European euro and British pound sterling led to the foreign currency translation result. An increase in sales of laundry and cleaning and agricultural chemical products, due to stronger quarter-over-quarter demand from existing customers and new business, led to the improvement in sales volume.

Net sales for Latin American operations declined two percent due to a $6.8 million unfavorable effect of foreign currency translation. Higher selling prices and a five percent increase in sales volume offset the foreign currency translation impact by $4.1 million and $1.8 million, respectively. The foreign currency translation effect resulted from the quarter-over-quarter weakening of the

Brazilian real and Colombian and Mexican pesos against the U.S. dollar. All Latin American locations posted quarter-over-quarter sales volume increases.

Net sales for Asian operations increased 19 percent due to a 13 percent increase in sales volume, a four percent increase in the average selling price and a favorable foreign currency translation effect, which accounted for $1.8 million, $0.6 million and $0.2 million, respectively, of the quarter-over-quarter increase in net sales. Both Philippines and Singapore operations contributed to the sales volume increase.

Surfactants operating income for the first quarter of 2015 increased $15.4 million, or 84 percent, over operating income for the first quarter of 2014.  Gross profit increased $14.4 million as all regions posted quarter-over-quarter improvements. Higher sales volumes for Europe, Latin America and Asia and better sales margins for all regions led to the increased profits. North American operations rebounded from a particularly poor first quarter of 2014, as severe and prolonged winter conditions resulted in higher plant and transportation expenses. Foreign currency translation reduced the quarter-over-quarter gross profit increase by $3.6 million. Operating expenses declined $1.0 million, or four percent. Quarter-over-quarter comparisons of gross profit by region and total segment operating expenses and operating income follow:

	For the Three Months Ended
	March 31,	March 31,	Increase	Percent
(In thousands)	2015	2014	(Decrease)	Change
Gross Profit
North America	$34,804	$24,973	$9,831	+39
Europe	9,532	7,336	2,196	+30
Latin America	7,173	5,303	1,870	+35
Asia	3,720	3,196	524	+16
Surfactants Segment Gross Profit	$55,229	$40,808	$14,421	+35
Operating Expenses	21,465	22,470	(1,005)	-4
Operating Income	$33,764	$18,338	$15,426	+84

North American gross profit increased 39 percent quarter over quarter due to higher sales margins that more than offset the effect of decreased sales volume. The improved sales margin resulted from an improved sales mix as well as lower raw material, manufacturing and transportation costs. Manufacturing costs were down $1.5 million, or four percent, quarter over quarter, as last year’s expenses were greater than normal largely due to the prolonged inclement winter weather. In the first quarter of 2014, the Company also incurred additional transportation expenses due to carrier delays and suboptimal supply chain movements.

Gross profit for European operations increased 30 percent quarter over quarter primarily as a result of the 11 percent increase in sales volume, a more favorable mix of sales and selling price increases that outpaced raw material cost increases. The sales mix reflected a larger quarter-over-quarter volume of sales of products used in functional applications, particularly agricultural chemicals. Foreign currency translation had a $1.9 million unfavorable effect on the quarter-over-quarter change in gross profit.

Gross profit for Latin American operations increased 35 percent largely due to a more profitable mix of sales, higher selling prices and the five percent increase in sales volume. The mix, in part, reflected higher sales of agricultural chemical products, which were low last year due to drought conditions in Brazil. Selling price increases implemented throughout 2014 began to recoup some of the past margin decline caused by rising raw material costs. Foreign currency translation had a $1.4 million unfavorable effect on the quarter-over-quarter change in gross profit.

The quarter-over-quarter increase in gross profit for Asian operations was driven by the 13 percent increase in sales volume.

Operating expenses for the surfactants segment declined $1.0 million, or four percent, between quarters. The decrease included a $1.3 million favorable effect of foreign currency translation. Without the translation effect, operating expenses increased $0.3 million, or one percent.

Polymers

Polymers net sales for the first quarter of 2015 declined $9.7 million, or eight percent, from net sales for the first quarter of 2014.  Lower average selling prices and the effects of foreign currency translation had a $7.8 million negative effect each on the quarter-over-quarter change in net sales. Decreases in raw material costs led to the decline in average selling prices. The foreign currency translation effect reflected a stronger U.S. dollar against the currencies of the segment’s foreign operations. Sales volume was up five percent quarter over quarter, which had a $5.9 million favorable effect on the net sales change between quarters. A quarter-over-quarter comparison of net sales by region follows:

	For the Three Months Ended
	March 31,	March 31,	Increase	Percent
(In thousands)	2015	2014	(Decrease)	Change
North America	$70,918	$73,685	$(2,767)	-4
Europe	34,327	41,676	(7,349)	-18
Asia and Other	4,119	3,746	373	+10
Total Polymers Segment	$109,364	$119,107	$(9,743)	-8

Net sales for North American operations declined four percent. The effect of lower selling prices, which had a $6.7 million unfavorable impact on the quarter-over-quarter net sales change, was partially offset by the effect of a five percent improvement in sales volume, which had a $3.9 million favorable impact on the quarter-over-quarter net sales change. Decreases in the cost of major raw materials led to the reduction in sales prices. Sales volumes for rigid polyols and phthalic anhydride were up one percent and 16 percent, respectively. The increase in phthalic anhydride sales volume was attributable to new phthalic anhydride business that was secured in the second half of 2014. Sales volume for specialty polyols (which includes CASE, polyester resins and flexible foams) declined two percent.

Net sales for European operations declined 18 percent due to the unfavorable effects of foreign currency translation, which accounted for $7.5 million of the quarter-over quarter decline in net sales. The foreign currency translation effect reflected a stronger U.S. dollar relative to the European euro. Sales volume increased one percent between quarters and the average selling price declined one percent.

Net sales for Asia and Other operations increased 10 percent quarter over quarter due to increased sales volume to customers in China, other Asian countries and Latin America. The Company continues to supply customers in China and other parts of Asia with product imported from other Company sites and from local manufacturers. This outsourcing is expected to continue until construction of the new plant in China is complete, which is currently projected to be in the first half of 2016.

Polymer operating income for the first quarter of 2015 increased $4.0 million, or 37 percent, over operating income for the first quarter of 2014. The 2015 results included the previously discussed $2.9 million gain on the sale of the Company’s specialty polyurethane systems product line. Gross profit increased $0.9 million quarter-over-quarter, due to the five percent increase in sales volume and lower raw material costs partially offset by a $1.1 million unfavorable effect of foreign currency translation. Operating expenses (excluding the gain on the product line sale) declined $0.2 million, or three percent. Quarter-over-quarter comparisons of gross profit by region and total segment operating expenses and operating income follow:

	For the Three Months Ended
	March 31,	March 31,	Increase	Percent
(In thousands)	2015	2014	(Decrease)	Change
Gross Profit
North America	$12,737	$11,434	$1,303	+11
Europe	4,999	5,521	(522)	-9
Asia and Other	419	310	109	+35
Polymers Segment Gross Profit	$18,155	$17,265	$890	+5
Operating Expenses (incl. gain on sale of product line)	3,370	6,439	(3,069)	-48
Operating Income	$14,785	$10,826	$3,959	+37

Gross profit for North American operations increased 11 percent quarter over quarter due to the five percent improvement in sales volume and to higher sales margins for polyols partially offset by lower sales margins for phthalic anhydride. The lower phthalic anhydride sales margins resulted from higher-cost on-hand raw material that was built up at the prior year end to ensure availability of the raw material in the winter when the river freezes and barge shipments are delayed.

Gross profit for European operations declined nine percent due to a $1.1 million unfavorable impact of foreign currency translation. Improved sales margins and the one percent increase in sales volume partially offset the effect of foreign currency translation. Lower raw material and manufacturing costs led to the improved sales margin.

The increase in gross profit for Asia and Other operations was due to increased sale volume.

Operating expenses for the polymers segment (excluding the $2.9 million gain on the product line sale) declined $0.2 million, or three percent, quarter over quarter. The decline reflected a $0.4 million favorable effect of foreign currency translation.

Specialty Products

Net sales for the first quarter of 2015 decreased $2.1 million, or nine percent, from net sales for the first quarter of 2014. Lower selling prices, the unfavorable effects of foreign currency translation and a two percent decline in sales volume accounted for $0.9 million, $0.7 million and $0.5 million, respectively, of the quarter-over-quarter net sales decrease. Selling prices were lower largely due to competitive pressures for food ingredient and nutritional supplement products. Lower quarter-over-quarter sales of products used in food and nutritional supplement applications accounted for the sales volume decline. Operating income decreased $1.8 million, or 44 percent, quarter over quarter due to lower selling prices and sales volume and higher unit overhead costs.

Corporate Expenses

Corporate expenses, which comprise operating expenses that are not allocated to the reportable segments, increased $4.9 million to $15.6 million for the first quarter of 2015 from $10.7 million for the first quarter of 2014. The quarter-over-quarter increase in corporate expenses was largely attributable to higher deferred compensation ($1.8 million), consulting ($1.4 million), environmental remediation ($0.6 million) and salary and fringe benefit ($0.4 million) expenses. Deferred compensation was $1.6 million of expense for the first quarter of 2015 compared to $0.2 million of income for the first quarter of 2014. The change between quarters was primarily attributable to a $1.58 per share increase in the value of Company common stock in the first quarter of 2015 compared to a $1.07 per share decrease for the same period of last year. Higher quarter-over-quarter appreciation in the values of the deferred compensation plan’s mutual fund investment assets also contributed to the increase in deferred compensation expense. The following table presents the quarter-end Company common stock market prices used in the computation of deferred compensation expense:

	2015	2014		2013
	3/31	12/31	3/31	12/31
Company Stock Price	$41.66	$40.08	$64.56	$65.63

The increase in consulting expenses reflected outside advisory fees for services supporting the Company’s ongoing DRIVE initiative to improve efficiency across the Company’s global organization. An increase in the remediation liability for the Company’s Maywood, New Jersey, site led to the increase in environmental remediation expense.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 2015, operating activities were a cash source of $33.9 million versus a cash use of $9.0 million for the comparable period in 2014. For the current year period, investing cash outflows totaled $25.1 million and financing activities were a source of $8.1 million. Cash increased by $12.1 million with exchange rates reducing cash by $4.8 million.

For the current year, net income was up by $8.3 million and working capital was a use of $2.6 million versus a use of $36.3 for the comparable year-ago period. Cash outflows for investing activities were up by $2.0 million year over year. Cash flow for financing activities was a source of $8.1 million in 2015 compared to a use of $4.0 million in 2014.

For the current year, accounts receivable were a use of $11.5 million compared to a use of $30.0 million for the comparable period in 2014. Inventories were a source of $5.0 million in 2015 versus a use of $13.2 million in 2014. Accounts payable and accrued liabilities were a source of $5.6 million in 2015 compared to a source of $6.3 million for the same period in 2014.

Working capital requirements were lower during the first three months of 2015 compared to the same quarter in 2014 primarily due to lower raw material prices, partially offset by higher inventory and sales quantities. The Company’s working capital investment is heavily influenced by the cost of crude oil and natural oils, from which many of its raw materials are derived. Fluctuations in raw material costs translate directly to inventory carrying costs and indirectly to customer selling prices and accounts receivable.

The accounts receivable increase for the first quarter was driven mainly by higher sales quantities, partially offset by improved accounts receivable turnover since year-end. The inventory cash source for the quarter was driven mainly by lower raw material prices, partially offset by higher inventory quantities. The Company has not changed its own payment practices related to its payables. It is management’s opinion that the Company’s liquidity is sufficient to provide for potential increases in working capital during 2015.

Investing cash outflows for the first quarter of 2015 included capital expenditures of $28.3 million compared to $20.5 million for the comparable period last year. Other investing activities were a source of $3.2 million in 2015, including $3.3 million from proceeds on the sale of the specialty polyurethane systems product line, versus a use of $2.6 million in 2014.

For 2015, the Company estimates that capital expenditures will range from $120 million to $140 million including capacity expansions in the United States, China, and Brazil.

The Company purchases its common shares in the open market from time to time to fund its own benefit plans and also to mitigate the dilutive effect of new shares issued under its benefit plans. The Company may also make open market repurchases as cash flows permit when, in management’s opinion, the Company’s shares are undervalued in the market. The Company made no open market share repurchases during the first quarter of 2015.  At March 31, 2015, there were 803,679 shares remaining under the current share repurchase authorization.

As of March 31, 2015, the Company’s cash and cash equivalents totaled $97.3 million. Cash in U.S. demand deposit accounts totaled $13.8 million and cash of the Company’s non-U.S. subsidiaries held outside the U.S. totaled $83.5 million at March 31, 2015.

Consolidated balance sheet debt increased by $9.8 million for the current year-to-date, from $273.9 million to $283.7 million. Since last year-end, domestic debt increased by $10.0 million and foreign debt decreased by $0.2 million. Net debt (which is defined as total debt minus cash) decreased by $2.3 million for the current year, from $188.7 million to $186.4 million. As of March 31, 2015, the ratio of total debt to total debt plus shareholders’ equity was 34.8 percent compared to 33.8 percent at December 31, 2014. As of March 31, 2015, the ratio of net debt to net debt plus shareholders’ equity was 26.0 percent, unchanged from December 31, 2014.

At March 31, 2015, the Company’s debt included $232.1 million of unsecured private placement loans with maturities extending from 2015 through 2025. These loans are the Company’s primary source of long-term debt financing and are supplemented by bank credit facilities to meet short and medium-term needs.

The Company has a committed $125.0 million multi-currency syndicated revolving credit agreement. The credit agreement allows the Company to make unsecured borrowings, as requested from time to time, for working capital and other corporate purposes. This unsecured facility is the Company’s primary source of short-term borrowings and is committed through July 10, 2019, with terms and conditions that are substantially equivalent to those of the Company’s other U.S. loan agreements. As of March 31, 2015, the Company had borrowings of $30.0 million and outstanding letters of credit of $3.0 million under this agreement, with $92.0 million remaining available. The Company anticipates that cash from operations, committed credit facilities and cash on hand will be sufficient to fund anticipated capital expenditures, working capital, dividends and other planned financial commitments for the foreseeable future.

Certain foreign subsidiaries of the Company maintain term loans and short-term bank lines of credit in their respective local currencies to meet working capital requirements as well as to fund capital expenditure programs and acquisitions. At March 31, 2015, the Company’s European subsidiaries had bank term loans of $4.7 million with maturities through 2021 and short-term bank debt of $15.6 million with remaining short-term borrowing capacity of $10.2 million. The Company’s Latin American subsidiaries had short-term bank debt of $0.3 million with $11.7 million of unused short-term borrowing capacity. The Company’s Philippine subsidiary had $1.0 million of short-term bank loans, which were guaranteed by the Company, with $6.0 million of unused borrowing capacity.

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
4.

The Restricted Group may pay dividends and purchase treasury shares after December 31, 2013, in amounts of up to $100.0 million plus 100 percent of net income and cash proceeds of stock option exercises, measured cumulatively after June 30, 2014. The maximum amount of dividends that could have been paid within this limitation is disclosed as unrestricted retained earnings in Note 12, Debt, in the Notes to Condensed Consolidated Financial Statements.

The Company believes it was in compliance with all of its loan agreements as of March 31, 2015. Based on current projections, the Company believes it will be in compliance with its loan agreements throughout 2015.

ENVIRONMENTAL AND LEGAL MATTERS

The Company’s operations are subject to extensive federal, state and local environmental laws and regulations.  Although the Company's environmental policies and practices are designed to ensure compliance with these laws and regulations, future developments and increasingly stringent environmental regulation could require the Company to make additional unforeseen environmental expenditures.  The Company will continue to invest in the equipment and facilities necessary to comply with existing and future regulations.  During the first three months of 2015 and 2014, the Company’s expenditures for capital projects related to the environment were $0.3 million and $0.5 million, respectively.  These projects are capitalized and depreciated over their estimated useful lives, which are typically 10 years.  Recurring costs associated with the operation and maintenance of facilities for waste treatment and disposal and managing environmental compliance in ongoing operations at the Company’s manufacturing locations were $4.6 million and $4.7 million for the three months ended March 31, 2015 and 2014, respectively.  While difficult to project, it is not anticipated that these recurring expenses will increase significantly in the future.

Over the years, the Company has received requests for information related to or has been named by the government as a potentially responsible party at a number of waste disposal sites where cleanup costs have been or may be incurred under CERCLA and similar state statutes.  In addition, damages are being claimed against the Company in general liability actions for alleged personal injury or property damage in the case of some disposal and plant sites.  The Company believes that it has made adequate provisions for the costs it may incur with respect to the sites.  It is the Company’s accounting policy to record liabilities when environmental assessments and/or remedial efforts are probable and the cost or range of possible costs can be reasonably estimated.  When no amount within the range is a better estimate than any other amount, the minimum is accrued.  Some of the factors on which the Company bases its estimates include information provided by feasibility studies, potentially responsible party negotiations and the development of remedial action plans.  After partial remediation payments at certain sites, the Company has estimated a range of possible environmental and legal losses of $22.1 million to $41.4 million at March 31, 2015, compared to $21.9 million to $41.8 million at December 31, 2014.  At March 31, 2015, and December 31, 2014, the Company's accrued liability for such losses, which represented the Company’s best estimate within the estimated range of possible environmental and legal losses, was $22.1 million and $22.0 million, respectively.  During the first three months of 2015 and 2014, cash outlays related to legal and environmental matters approximated $0.3 million.

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

OUTLOOK

Coming into the year, management stated its belief that the Company was well positioned to re-establish earnings momentum in 2015.  After the first quarter, the Company is on track.   The Company believes continued income growth in Polymers, an improved surfactant mix of end-use markets and products, successful execution of its efficiency initiative and benefits from falling petroleum-based raw material prices will have a favorable impact on full-year results.

Underutilization of North American anionic capacity remains an opportunity and a vulnerability which will be addressed in 2015.  Consumer product volumes in Latin America should increase, supported by the Company’s planned plant acquisition in Brazil now anticipated to close in the second quarter.  Polymer income should grow from continued global conservation efforts and the introduction of new specialty CASE resins and polyols.  Additional polyol capacity is planned for 2016 in China, Poland and the United States.

CRITICAL ACCOUNTING POLICIES

There have been no changes to the critical accounting policies disclosed in the Company’s 2014 Annual Report on Form 10-K.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the market risks disclosed in the Company’s 2014 Annual Report on Form 10-K.

Item 4 – Controls and Procedures

a.	Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures as of the end of the most recent fiscal quarter covered by this Form 10-Q, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) were effective as of March 31, 2015.

b.	Changes in Internal Control Over Financial Reporting

There were no changes in internal controls that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II OTHER INFORMATION

Item 1 – Legal Proceedings

There have been no material changes to the legal proceedings disclosed in the Company’s 2014 Annual Report on Form 10-K.

Item 1A – Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s 2014 Annual Report on Form 10-K.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Below is a summary by month of share purchases by the Company during the first quarter of 2015:

				Total Number of Shares	Maximum Number of
				Purchased as Part of	Shares that May Yet
	Total Number		Average Price	Publicly Announced	Be Purchased Under
Period	of Shares Purchased		Paid per Share	Plans or Programs	the Plans or Programs
January	1,325	(a)	$38.40	—	—
February	5,466	(a)	$40.64	—	—
March	—		—	—	—

(a)	Represents shares of Company common stock tendered by employees to settle minimum statutory withholding taxes related to deferred performance stock award and deferred compensation distributions.

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Mine Safety Disclosures

Not applicable

Item 5 – Other Information

None

Item 6 – Exhibits

(a)	Exhibit 10(a)	–

Form of Stock Appreciation Rights Agreement under Stepan Company 2011 Incentive Compensation Plan, included with the Company’s Current Report on Form 8-K filed on February 18, 2015, and incorporated herein by reference

(b)	Exhibit 10(b)	–

Form of Performance Grant Agreement under Stepan Company 2011 Incentive Compensation Plan, included with the Company’s Current Report on Form 8-K filed on February 18, 2015, and incorporated herein by reference

(c)	Exhibit 31.1	–	Certification of President and Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)

(d)	Exhibit 31.2	–	Certification of Vice President and Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)

(e)	Exhibit 32	–	Certification pursuant to 18 U.S.C. Section 1350

(f)	Exhibit 101.INS	–	XBRL Instance Document

(g)	Exhibit 101.SCH	–	XBRL Taxonomy Extension Schema Document

(h)	Exhibit 101.CAL	–	XBRL Taxonomy Extension Calculation Linkbase Document

(i)	Exhibit 101.DEF	–	XBRL Taxonomy Extension Definition Document

(j)	Exhibit 101.LAB	–	XBRL Taxonomy Extension Label Linkbase Document

(k)	Exhibit 101.PRE	–	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEPAN COMPANY

Date:  April 29, 2015

/s/ Scott D. Beamer
Scott D. Beamer
Vice President and Chief Financial Officer