Form 10-Q
period 2015-06-30
STEPAN CO
filed 2015-07-29
CIK 94049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

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

(Check one): Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes   ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 21, 2015
Common Stock, $1 par value	22,298,682 Shares

Part I FINANCIAL INFORMATION

Item 1 - Financial Statements

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Unaudited

(In thousands, except per share amounts)	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Net Sales	$452,414	$504,111	$912,865	$981,553
Cost of Sales	372,902	432,522	756,911	846,940
Gross Profit	79,512	71,589	155,954	134,613
Operating Expenses:
Selling	14,265	13,493	27,262	27,639
Administrative	24,055	9,052	43,394	23,483
Research, development and technical services	12,597	12,130	24,387	24,054
	50,917	34,675	95,043	75,176

Gain on sale of product line	—	—	2,862	—

Operating Income	28,595	36,914	63,773	59,437
Other Income (Expense):
Interest, net	(2,869)	(3,021)	(6,923)	(5,978)
Loss from equity in joint ventures	(1,815)	(1,243)	(3,055)	(2,694)
Other, net (Note 13)	235	556	887	530
	(4,449)	(3,708)	(9,091)	(8,142)

Income Before Provision for Income Taxes	24,146	33,206	54,682	51,295
Provision for Income Taxes	7,205	8,838	16,455	13,919
Net Income	16,941	24,368	38,227	37,376
Net Income Attributable to Noncontrolling Interests (Note 2)	(27)	(15)	(43)	(5)
Net Income Attributable to Stepan Company	$16,914	$24,353	$38,184	$37,371

Net Income Per Common Share Attributable to Stepan Company (Note 9):
Basic	$0.74	$1.07	$1.68	$1.64
Diluted	$0.74	$1.06	$1.67	$1.63

Shares Used to Compute Net Income Per Common Share Attributable to Stepan Company (Note 9):
Basic	22,742	22,763	22,731	22,768
Diluted	22,871	22,931	22,850	22,948

Dividends Declared Per Common Share	$0.18	$0.17	$0.36	$0.34

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited

(In thousands)	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Net income	$16,941	$24,368	$38,227	$37,376
Other comprehensive income (loss):
Foreign currency translation adjustments (Note 10)	5,957	3,718	(19,195)	3,812
Pension liability adjustment, net of tax (Note 10)	750	410	1,499	820
Derivative instrument activity, net of tax (Note 10)	16	1	(26)	4
Other comprehensive income (loss)	6,723	4,129	(17,722)	4,636
Comprehensive income	23,664	28,497	20,505	42,012
Comprehensive (income) loss attributable to noncontrolling interests (Note 2)	(44)	9	(45)	42
Comprehensive income attributable to Stepan Company	$23,620	$28,506	$20,460	$42,054

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(In thousands)	June 30, 2015	December 31, 2014
Assets
Current Assets:
Cash and cash equivalents	$82,365	$85,215
Receivables, net	264,496	270,436
Inventories (Note 6)	178,582	183,233
Deferred income taxes	15,781	15,364
Other current assets	23,160	21,308
Total current assets	564,384	575,556
Property, Plant and Equipment:
Cost	1,417,600	1,385,851
Less: accumulated depreciation	(880,763)	(861,656)
Property, plant and equipment, net	536,837	524,195
Goodwill, net	11,398	11,502
Other intangible assets, net	19,379	20,803
Long-term investments (Note 3)	20,273	20,217
Other non-current assets	9,289	9,741
Total assets	$1,161,560	$1,162,014
Liabilities and Equity
Current Liabilities:
Current maturities of long-term debt (Note 12)	$24,826	$27,034
Accounts payable	140,047	156,983
Accrued liabilities	69,100	65,496
Total current liabilities	233,973	249,513
Deferred income taxes	15,453	15,804
Long-term debt, less current maturities (Note 12)	235,644	246,897
Other non-current liabilities	124,528	112,856
Commitments and Contingencies (Note 7)
Equity:
Common stock, $1 par value; authorized 30,000,000 shares; Issued shares 25,685,308 in 2015 and 25,640,090 shares in 2014	25,685	25,640
Additional paid-in capital	142,286	139,573
Accumulated other comprehensive loss (Note 10)	(101,669)	(83,945)
Retained earnings	550,663	520,540
Less: Common treasury stock, at cost, 3,386,626 shares in 2015 and 3,384,443 shares in 2014	(66,446)	(66,262)
Total Stepan Company stockholders’ equity	550,519	535,546
Noncontrolling interests (Note 2)	1,443	1,398
Total equity	551,962	536,944
Total liabilities and equity	$1,161,560	$1,162,014

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(In thousands)	Six Months Ended June 30
	2015	2014
Cash Flows From Operating Activities
Net income	$38,227	$37,376
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,859	32,482
Deferred compensation	8,150	(5,665)
Realized and unrealized gains on long-term investments	(642)	(555)
Stock-based compensation	3,162	770
Deferred income taxes	(1,953)	1,735
Other non-cash items	508	3,234
Changes in assets and liabilities:
Receivables, net	(679)	(39,083)
Inventories	(245)	(30,614)
Other current assets	(2,438)	1,288
Accounts payable and accrued liabilities	3,386	16,505
Pension liabilities	358	(970)
Environmental and legal liabilities	(1,408)	(510)
Deferred revenues	(781)	(366)
Excess tax benefit from stock options and awards	(236)	(580)
Net Cash Provided By Operating Activities	78,268	15,047
Cash Flows From Investing Activities
Expenditures for property, plant and equipment	(54,021)	(39,063)
Business acquisition (Note 16)	(5,133)	—
Proceeds from sale of product line (Note14)	3,262	—
Sale of mutual funds	823	890
Other, net	(2,569)	(4,277)
Net Cash Used In Investing Activities	(57,638)	(42,450)
Cash Flows From Financing Activities
Revolving debt and bank overdrafts, net	(9,435)	2,090
Other debt repayments	(2,503)	(1,371)
Dividends paid	(8,061)	(7,592)
Company stock repurchased	—	(4,924)
Stock option exercises	359	1,449
Excess tax benefit from stock options and awards	236	580
Other, net	(275)	(133)
Net Cash (Used In) Financing Activities	(19,679)	(9,901)
Effect of Exchange Rate Changes on Cash	(3,801)	405
Net Decrease in Cash and Cash Equivalents	(2,850)	(36,899)
Cash and Cash Equivalents at Beginning of Period	85,215	133,347
Cash and Cash Equivalents at End of Period	$82,365	$96,448
Supplemental Cash Flow Information
Cash payments of income taxes, net of refunds	$6,873	$16,753
Cash payments of interest	$6,046	$6,221

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

Unaudited

1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements included herein have been prepared by Stepan Company (Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate and make the information presented not misleading.  In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company’s financial position as of June 30, 2015, and its results of operations for the three and six months ended June 30, 2015 and 2014, and cash flows for the six months ended June 30, 2015 and 2014, have been included.  These financial statements and related footnotes should be read in conjunction with the financial statements and related footnotes included in the Company’s 2014 Form 10-K.

2.	RECONCILIATIONS OF EQUITY

Below are reconciliations of total equity, Company equity and equity attributable to noncontrolling interests for the six months ended June 30, 2015 and 2014:

(In thousands)	Total Equity	Stepan Company Equity	Noncontrolling Interests’ Equity (3)
Balance at January 1, 2015	$536,944	$535,546	$1,398
Net income	38,227	38,184	43
Dividends	(8,061)	(8,061)	—
Common stock purchases (1)	(273)	(273)	—
Stock option exercises	359	359	—
Defined benefit pension adjustments, net of tax	1,499	1,499	—
Translation adjustments	(19,195)	(19,197)	2
Derivative instrument activity, net of tax	(26)	(26)	—
Other (2)	2,488	2,488	—
Balance at June 30, 2015	$551,962	$550,519	$1,443

(In thousands)	Total Equity	Stepan Company Equity	Noncontrolling Interests’ Equity (3)
Balance at January 1, 2014	$553,741	$552,286	$1,455
Net income	37,376	37,371	5
Dividends	(7,592)	(7,592)	—
Common stock purchases (1)	(5,058)	(5,058)	—
Stock option exercises	1,449	1,449	—
Defined benefit pension adjustments, net of tax	820	820	—
Translation adjustments	3,812	3,859	(47)
Derivative instrument activity, net of tax	4	4	—
Other (2)	1,825	1,825	—
Balance at June 30, 2014	$586,377	$584,964	$1,413

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

The following describe the financial instruments held by the Company at June 30, 2015, and December 31, 2014, and the methods and assumptions used to estimate the instruments’ fair values:

Cash and cash equivalents

Carrying value approximates fair value because of the short maturity of the instruments.

Derivative assets and liabilities

Derivative assets and liabilities include the foreign currency exchange and interest rate contracts discussed in Note 4.  Fair value and carrying value were the same because the contracts were recorded at fair value.  The fair values of the foreign currency contracts were calculated as the difference between the applicable forward foreign exchange rates at the reporting date and the contracted foreign exchange rates multiplied by the contracted notional amounts.  The fair values of the interest rate swaps were calculated as the difference between the contracted swap rate and the current market replacement swap rate multiplied by the present value of one basis point for the notional amount of the contract.  See the table that follows the financial instrument descriptions for the reported fair values of derivative assets and liabilities.

Long-term investments

Long-term investments include the mutual fund assets the Company holds to fund a portion of its deferred compensation liabilities and all of its non-qualified supplemental executive defined contribution obligations (see the defined contribution plans section of Note 9).  Fair value and carrying value were the same because the mutual fund assets were recorded at fair value in accordance with the fair value option rules established by the Financial Accounting Standards Board (FASB).  Fair values for the mutual funds were calculated using the published market price per unit at the reporting date multiplied by the number of units held at the reporting date.  See the table that follows the financial instrument descriptions for the reported fair value of long-term investments.

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

At June 30, 2015, and December 31, 2014, the fair value of debt and the related carrying values, including current maturities, were as follows:

(In thousands)	June 30, 2015	December 31, 2014
Fair value	$269,705	$285,441
Carrying value	260,470	273,931

The following tables present financial assets and liabilities measured on a recurring basis at fair value as of June 30, 2015, and December 31, 2014, and the level within the fair value hierarchy in which the fair value measurements fall:

(In thousands)	June 2015	Level 1	Level 2	Level 3
Mutual fund assets	$20,273	$20,273	$—	$—
Derivative assets:
Foreign currency contracts	59	—	59	—
Total assets at fair value	$20,332	$20,273	$59	$—
Derivative liabilities:
Foreign currency contracts	$149	$—	$149	$—
Interest rate contracts	30	—	30	—
Total liabilities at fair value	$179	$—	$179	$—

(In thousands)	December 2014	Level 1	Level 2	Level 3
Mutual fund assets	$20,217	$20,217	$—	$—
Derivative assets:
Foreign currency contracts	73	—	73	—
Total assets at fair value	$20,290	$20,217	$73	$—
Derivative liabilities :
Foreign currency contracts	$628	—	$628	—

4.	DERIVATIVE INSTRUMENTS

The Company is exposed to certain risks relating to its ongoing business operations. The primary risk managed by the use of derivative instruments is foreign currency exchange risk.  The Company holds forward foreign currency exchange contracts that are not designated as any type of accounting hedge as defined by U.S. GAAP.  The Company uses these contracts to manage its exposure to exchange rate fluctuations on certain Company subsidiary cash, accounts receivable, accounts payable and other obligation balances that are denominated in currencies other than the entities’ functional currencies. The forward foreign exchange contracts are recognized on the balance sheet as either an asset or a liability measured at fair value. Gains and losses arising from recording the foreign exchange contracts at fair value are reported in earnings as offsets to the losses and gains reported in earnings arising from the re-measurement of the asset and liability balances into the applicable functional currencies. At June 30, 2015, and December 31, 2014, the Company had open forward foreign currency exchange contracts, all with settlement dates of less than one month, to buy or sell foreign currencies with U.S. dollar equivalent amounts of $45,601,000 and $51,623,000, respectively.

The Company is exposed to volatility in short-term interest rates and mitigates certain portions of that risk by using interest rate swaps.  The interest rate swaps are recognized on the balance sheet as either an asset or a liability measured at fair value.  The Company held an interest rate swap contract with a notional value of $4,138,000   at June 30, 2015, which is designated as a cash flow hedge.  At December 31, 2014, the Company held no significant interest rate swap contracts.  Period-to-period changes in the fair value of interest rate swap contracts are recognized as gains or losses in other comprehensive income, to the extent effective.  As each interest rate swap hedge contract is settled, the corresponding gain or loss is reclassified out of accumulated other comprehensive income (AOCI) into earnings in that settlement period. The latest date through which the Company expects to hedge its exposure to the volatility of short-term interest rates is December 1, 2021.

The fair values of the derivative instruments held by the Company on June 30, 2015, and December 31, 2014, and derivative instrument gains and losses for the three and six month periods ending June 30, 2015 and 2014, were immaterial.  For amounts reclassified out of AOCI into earnings for the three and six month periods ended June 30, 2015 and 2014, see Note 10.

5.	STOCK-BASED COMPENSATION

On June 30, 2015 the Company had stock options outstanding under its 2000 Stock Option Plan, stock options and stock awards outstanding under its 2006 Incentive Compensation Plan and stock options, stock awards and stock appreciation rights (SARs) outstanding under its 2011 Incentive Compensation Plan.

Compensation expense recorded for all stock options, stock awards and SARs was as follows:

(In thousands)
Three Months Ended June 30		Six Months Ended June 30
2015	2014	2015	2014
$2,364	$544	$3,162	$770

The period-over-period increases in stock-based compensation expenses were primarily attributable to increases in the fair values of the Company’s cash-settled SARs, which are marked to fair value at each reporting period. A significant increase in the market value of Company common stock in the 2015 reporting periods led to the increase in SARs fair value.  Additionally, in the first quarter of 2014, management assessed that the profitability performance targets on which the compensation expenses for stock awards vesting on December 31, 2014, were based would not be achieved. Consequently, the resulting adjustment lowered the overall stock-based compensation expense for the six months ended June 30, 2014.

Unrecognized compensation costs for stock options, stock awards and SARs were as follows:

(In thousands)	June 30, 2015	December 31, 2014
Stock options	$1,390	$774
Stock awards	3,400	1,365
SARs	2,855	693

The increases in unrecognized compensation costs for stock options, stock awards and SARs reflected the 2015 grants of:

Shares
Stock options	84,672
Stock awards	74,712
SARs	187,527

The unrecognized compensation costs at June 30, 2015, are expected to be recognized over weighted-average periods of 1.4 years, 2.2 years and 1.4 years for stock options, stock awards and SARs, respectively.

6.	INVENTORIES

The composition of inventories was as follows:

(In thousands)	June 30, 2015	December 31, 2014
Finished goods	$128,113	$126,157
Raw materials	50,469	57,076
Total inventories	$178,582	$183,233

Inventories are priced primarily using the last-in, first-out inventory valuation method.  If the first-in, first-out inventory valuation method had been used for all inventories, inventory balances would have been approximately $31,655,000 and $34,340,000 higher than reported at June 30, 2015, and December 31, 2014, respectively.

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

As of June 30, 2015, the Company estimated a range of possible environmental and legal losses of $20.7 million to $41.1 million.  At June 30, 2015, and December 31, 2014, the Company’s accrued liability for such losses, which represented the Company’s best estimate within the estimated range of possible environmental and legal losses, was $20.7 million and $22.0  million, respectively. During the first six months of 2015 and 2014, cash outlays related to legal and environmental matters approximated $1.9 and $0.5 million, respectively.

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

Following are summaries of the material contingencies at June 30, 2015:

Maywood, New Jersey Site

The Company’s property in Maywood, New Jersey and property formerly owned by the Company adjacent to its current site and other nearby properties (Maywood site) were listed on the National Priorities List in September 1993 pursuant to the provisions of CERCLA because of certain alleged chemical contamination.  Pursuant to an Administrative Order on Consent entered into between USEPA and the Company for property formerly owned by the Company, and the issuance of an order by USEPA to the Company for property currently owned by the Company, the Company has completed various Remedial Investigation Feasibility Studies (RI/FS), and on September 24, 2014, USEPA issued its Record of Decision (ROD) for chemically-contaminated soil. USEPA has not yet issued a ROD for chemically-contaminated groundwater for the Maywood site. Based on the most current information available, the Company recorded a $0.6 million increase in its remediation liability for this site in the three months ended March 31, 2015. The Company believes its recorded liability represents its best estimate of the cost of remediation for the Maywood site. The best estimate of the cost of remediation for the Maywood site could change as the Company continues to hold discussions with USEPA, as the design of the remedial action progresses or if other PRPs are identified. The ultimate amount for which the Company is liable could differ from the Company’s current recorded liability.

In April 2015, the Company entered into an Administrative Settlement Agreement and Administrative Order on Consent with USEPA which requires payment of certain costs and performance of certain investigative and design work for chemically-contaminated soil.  Based on the Company’s review and analysis of this order, no changes to the Company’s current recorded liability for claims associated with soil remediation of chemical contamination were required.

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

Wilmington Site

The Company is currently contractually obligated to contribute to the response costs associated with the Company’s formerly-owned site at 51 Eames Street, Wilmington, Massachusetts.  Remediation at this site is being managed by its current owner to whom the Company sold the property in 1980.  Under the agreement, once total site remediation costs exceed certain levels, the Company is obligated to contribute up to five percent of future response costs associated with this site with no limitation on the ultimate amount of contributions. To date, the Company has paid the current owner $2.3 million for the Company’s portion of environmental response costs. The Company has recorded a liability for its portion of the estimated remediation costs for the site.  Depending on the ultimate cost of the remediation at this site, the amount for which the Company is liable could differ from the current estimates.

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

Customer Claims

From time to time in the normal course of business, customers make claims against the Company for issues such as product performance and liability, contract disputes, delivery errors and other various concerns. Frequently, such claims are subject to extensive investigation, discussion and negotiation prior to settlement or resolution. On the basis of the most current information available, the Company’s liability for such claims was $784,000 at June 30, 2015 compared to $4,016,000 at March 31, 2015, and $3,475,000 at December 31, 2014. The decline in the claims balance was attributable to a favorable 2015 second quarter settlement of a previously recorded potential claim. The actual amounts ultimately paid, if any, to settle the remaining claims balance could differ from the amounts currently recorded.

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

Components of Net Periodic Benefit Cost

	UNITED STATES
(In thousands)	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Interest cost	$1,702	$1,723	$3,403	$3,446
Expected return on plan assets	(2,393)	(2,378)	(4,786)	(4,756)
Amortization of net actuarial loss	1,149	661	2,298	1,323
Net periodic benefit cost	$458	$6	$915	$13

	UNITED KINGDOM
(In thousands)	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Interest cost	$198	$247	$393	$490
Expected return on plan assets	(265)	(333)	(527)	(661)
Amortization of net actuarial loss	46	—	91	—
Net periodic benefit (income) cost	$(21)	$(86)	$(43)	$(171)

Employer Contributions

U.S. Plans

As a result of pension funding relief provisions included in the Highway and Transportation Funding Act of 2014, the Company expects to make no 2015 contributions to the funded U.S. qualified defined benefit plans. Approximately, $185,000 is expected to be paid related to the unfunded non-qualified plans.  As of June 30, 2015, $164,000 had been paid related to the non-qualified plans.

U.K. Plan

The Company’s United Kingdom subsidiary expects to contribute approximately $609,000 to its defined benefit pension plan in 2015.  As of June 30, 2015, $416,000 had been contributed to the plan.

Defined Contribution Plans

The Company sponsors retirement savings defined contribution plans that cover U.S. and U.K. employees. The Company also sponsors a qualified profit sharing plan for its U.S. employees. The retirement savings and profit sharing defined contribution plans include a qualified plan and a non-qualified supplemental executive plan.

Defined contribution plan expenses for the Company’s retirement savings and profit sharing plans were as follows:

(In thousands)	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Retirement savings plans	$1,136	$1,178	$2,320	$2,309
Profit sharing plan	1,211	1,227	2,191	1,991
Total defined contribution expense	$2,347	$2,405	$4,511	$4,300

The Company funds the obligations of its non-qualified supplemental executive defined contribution plans (supplemental plans) through a rabbi trust. The trust comprises various mutual fund investments selected by the participants of the supplemental plans. In accordance with the accounting guidance for rabbi trust arrangements, the assets of the trust and the obligations of the supplemental plans are reported on the Company’s consolidated balance sheets.  The Company elected the fair value option for the mutual fund investment assets so that offsetting changes in the mutual fund values and defined contribution plan obligations would be recorded in earnings in the same period. Therefore, the mutual funds are reported at fair value with any subsequent changes in fair value recorded in the consolidated statements of income. The liabilities related to the supplemental plans increase (i.e., supplemental plan expense is recognized) when the value of the trust assets appreciates and decrease when the value of the trust assets declines (i.e., supplemental plan income is recognized). At June 30, 2015, the balance of the trust assets was $1,827,000, which equaled the balance of the supplemental plan liabilities (see the long-term investments section in Note 3 for further information regarding the Company’s mutual fund assets).

9.	EARNINGS PER SHARE

Below are the computations of basic and diluted earnings per share for the three and six months ended June 30, 2015 and 2014:

(In thousands, except per share amounts)	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Computation of Basic Earnings per Share
Net income attributable to Stepan Company	$16,914	$24,353	$38,184	$37,371
Weighted-average number of common shares outstanding	22,742	22,763	22,731	22,768
Basic earnings per share	$0.74	$1.07	$1.68	$1.64

Computation of Diluted Earnings per Share
Net income attributable to Stepan Company	$16,914	$24,353	$38,184	$37,371
Weighted-average number of shares outstanding	22,742	22,763	22,731	22,768
Add weighted-average net shares issuable from assumed exercise of options (under treasury stock method) (1)	127	158	116	170
Add weighted-average net shares related to unvested stock awards (under treasury stock method)	2	10	3	10
Weighted-average shares applicable to diluted earnings	22,871	22,931	22,850	22,948
Diluted earnings per share	$0.74	$1.06	$1.67	$1.63

(1) Options to purchase 91,678 and 158,888 shares of Company common stock were excluded from the computations of diluted earnings per share for the three and six months ended June 30, 2015, respectively. Options to purchase 103,382 and 75,511 shares of Company common stock were excluded from the computations of diluted earnings per share for the three and six months ended June 30, 2014, respectively. The options’ exercise prices were greater than the average market price for the common stock and their effect would have been antidilutive.

10.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in Company accumulated other comprehensive income (loss) (AOCI) by component (net of income taxes) for the three and six months ended June 30, 2014 and 2015, are presented below:

(In thousands)	Foreign Currency Translation Adjustments	Defined Benefit Pension Plan Adjustments	Cash Flow Hedge Adjustments	Total
Balance at March 31, 2014	$(10,854)	$(18,262)	$118	$(28,998)
Other comprehensive income before reclassifications	3,742	—	—	3,742
Amounts reclassified from AOCI	—	410	1	411
Net current-period other comprehensive income	3,742	410	1	4,153
Balance at June 30, 2014	$(7,112)	$(17,852)	$119	$(24,845)

Balance at March 31, 2015	$(68,051)	$(40,400)	$76	$(108,375)
Other comprehensive income before reclassifications	5,940	—	16	5,956
Amounts reclassified from AOCI	—	750	—	750
Net current-period other comprehensive income	5,940	750	16	6,706
Balance at June 30, 2015	$(62,111)	$(39,650)	$92	$(101,669)

Balance at December 31, 2013	$(10,971)	$(18,672)	$115	$(29,528)
Other comprehensive income before reclassifications	3,859	—	—	$3,859
Amounts reclassified from AOCI	—	820	4	$824
Net current-period other comprehensive income	3,859	820	4	4,683
Balance at June 30, 2014	$(7,112)	$(17,852)	$119	$(24,845)

Balance at December 31, 2014	$(42,914)	$(41,149)	$118	$(83,945)
Other comprehensive income before reclassifications	(19,197)	—	(27)	(19,224)
Amounts reclassified from AOCI	—	1,499	1	1,500
Net current-period other comprehensive income	(19,197)	1,499	(26)	(17,724)
Balance at June 30, 2015	$(62,111)	$(39,650)	$92	$(101,669)

Information regarding the reclassifications out of AOCI for the three and six months ended 2015 and 2014, is displayed below:

(In thousands)	Amount Reclassified from AOCI (a)				Affected Line Item in Consolidated Statements of Income
AOCI Components	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Amortization of defined benefit pension actuarial losses	$(1,195)	$(661)	$(2,389)	$(1,323)	(b)
	445	251	890	503	Tax benefit
	$(750)	$(410)	$(1,499)	$(820)	Net of tax
Gains and losses on cash flow hedges:
Interest rate contracts	$(5)	$(7)	$(10)	$(14)	Interest, net
Foreign exchange contracts	3	3	5	5	Cost of sales
	(2)	(4)	(5)	(9)	Total before tax
	2	3	4	5	Tax benefit
	$-	$(1)	$(1)	$(4)	Net of tax
Total reclassifications for the period	$(750)	$(411)	$(1,500)	$(824)	Net of tax

(a)	Amounts in parentheses denote expense to statement of income.
(b)	This component of accumulated other comprehensive income is included in the computation of net periodic benefit cost (see Note 8 for additional details).

11.	SEGMENT REPORTING

The Company has three reportable segments: Surfactants, Polymers and Specialty Products.  Net sales by segment for the three and six months ended June 30, 2015 and 2014, were as follows:

(In thousands)	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Segment Net Sales
Surfactants	$299,743	$333,761	$630,294	$669,471
Polymers	133,613	148,270	242,977	267,377
Specialty Products	19,058	22,080	39,594	44,705
Total	$452,414	$504,111	$912,865	$981,553

Segment operating income and reconciliations of segment operating income to consolidated income before income taxes for the three months and six months ended June 30, 2015 and 2014, are summarized below:

(In thousands)	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Segment Operating Income
Surfactants	$24,232	$19,239	$57,996	$37,577
Polymers	23,429	18,444	38,214	29,270
Specialty Products	1,522	3,550	3,766	7,571
Segment operating income	49,183	41,233	99,976	74,418
Unallocated corporate expenses (1)	(20,588)	(4,319)	(36,203)	(14,981)
Consolidated operating income	28,595	36,914	63,773	59,437
Interest expense, net	(2,869)	(3,021)	(6,923)	(5,978)
Loss from equity in joint ventures	(1,815)	(1,243)	(3,055)	(2,694)
Other, net	235	556	887	530
Consolidated income before income taxes	$24,146	$33,206	$54,682	$51,295

(1)

Unallocated corporate expenses primarily comprise corporate administrative expenses (e.g., corporate finance, legal, human resources, information systems, deferred compensation and environmental remediation) that are not included in segment operating income and not used to evaluate segment performance.

12.	DEBT

At June 30, 2015, and December 31, 2014, debt comprised the following:

(In thousands)	Maturity Dates	June 30, 2015	December 31, 2014
Unsecured private placement notes
3.86%	2019-2025	$100,000	$100,000
4.86%	2017-2023	65,000	65,000
5.88%	2016-2022	40,000	40,000
5.69%	2015-2018	22,857	22,857
6.86%	2015	4,284	4,284
Unsecured U.S. bank debt	2019	10,000	20,000
Debt of foreign subsidiaries
Unsecured bank debt, foreign currency	2015	10,064	12,043
Unsecured bank term loan, foreign currency	2021	4,137	4,840
Secured bank term loan, foreign currency	2015	278	2,723
Secured bank debt, foreign currency	2015	3,350	1,638
Unsecured bank debt, U.S. dollars	2015	500	546
Total debt		$260,470	$273,931
Less current maturities		24,826	27,034
Long-term debt		$235,644	$246,897

The Company has a committed $125,000,000 multi-currency revolving credit agreement that expires in July 2019.  The Company maintains standby letters of credit under its workers’ compensation insurance agreements and for other purposes, as needed from time to time, which are issued under the revolving credit agreement. As of June 30, 2015, the Company had outstanding letters of credit totaling $4,952,000 and outstanding borrowing of $10,000,000 under this agreement. There was $110,048,000 available under the revolving credit agreement as of June 30, 2015.

The various loan agreements contain provisions which, among others, require maintenance of certain financial ratios and place limitations on additional debt, investments and payment of dividends. Based on the loan agreement provisions that place limitations on dividend payments, unrestricted retained earnings (i.e., retained earnings available for dividend distribution) were $107,400,000 and $88,684,000 at June 30, 2015 and December 31, 2014, respectively.

On July 10, 2015, the Company completed a new $100,000,000 unsecured private placement loan. See Note 18.

13.	OTHER, NET

Other, net in the consolidated statements of income included the following:

(In thousands)	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Foreign exchange gain (loss)	$101	$(93)	$99	$(298)
Investment income	23	117	146	273
Realized and unrealized gains on investments	111	532	642	555
Other, net	$235	$556	$887	$530

14.	SALE OF PRODUCT LINE

In January 2015, the Company sold its specialty polyurethane systems product line (kits) to J6 Polymers, LLC (J6) for cash of $3,262,000. Kits were part of the Company’s Polymers segment and accounted for approximately $2,800,000 of the Company’s 2014 net sales. The sale of kits included inventory as well as customer and supplier lists, formulations, manufacturing procedures and all other intellectual property associated with the manufacturing and selling of kits. As a result of the sale, the Company recognized a pretax gain of $2,862,000 in the first quarter of 2015. The gain was attributed to the Polymer segment. J6 is a business wholly-owned and operated by members of the immediate family of Robert J. Wood, a former Company executive who retired from the Company in April 2014. Mr. Wood is a managing member of J6.

15.	BUSINESS RESTRUCTURING

2014 Restructuring

In the fourth quarter of 2014, a restructuring plan was approved that affected certain Company functions, principally the research and development function and to a lesser extent product safety and compliance and plant site accounting functions (primarily affecting the Surfactants segment). The objective of the plan was to better align staffing resources with the needs of the Company’s diversification and growth initiatives. In implementing the plan, management offered a voluntary retirement incentive to employees of the affected functions. By December 31, 2014, 13 employees accepted the voluntary termination incentive. As a result, the Company recognized a $1,722,000 charge against income in the fourth quarter ended December 31, 2014. Although the Company may realize some short-term cost savings from the action, the restructuring was not considered a cost savings initiative but rather an opportunity to create some staffing flexibility to reposition roles to meet changing business needs. The severance payouts were completed in the three-month period ended June 30, 2015. Other costs for the restructuring were not material.

Below is a reconciliation of the beginning and ending balances of the restructuring liability:

(In thousands)	Severance Expense
Restructuring liability at December 31, 2014	$1,722
Amounts paid	(1,435)
Foreign currency translation	(23)
Restructuring liability at March 31, 2015	$264
Amounts paid	(260)
Expense adjustment	(9)
Foreign currency translation	5
Restructuring liability at June 30, 2015	$—

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

Below is a reconciliation of the beginning and ending balances of the restructuring liability:

(In thousands)	Severance Expense
Restructuring liability at December 31, 2013	$1,040
Amounts paid in 2014	(420)
Foreign currency translation in 2014	(57)
Restructuring liability at December 31, 2014	$563
Amounts paid	(338)
Foreign currency translation	(39)
Restructuring liability at March 31, 2015	$186
Amounts paid	(96)
Foreign currency translation	4
Restructuring liability at June 30, 2015	$94

In connection with the planned business restructuring, the Company reduced the useful lives of the manufacturing assets in the affected areas of the Canadian plant. For the three and six months ended June 30, 2014, the Company recognized $918,000 and $1,825,000, respectively, of accelerated depreciation resulting from the reduction of asset useful lives. The depreciation expense was included in the cost of sales line of the consolidated statement of income.

16.	ACQUISITION

On June 15, 2015, the Company closed on the previously announced agreement with Procter & Gamble do Brasil S.A. (P&G Brazil) to acquire (through the Company’s Brazilian subsidiary) P&G Brazil’s sulfonation production facility in Bahia, Brazil. The facility is located in northeastern Brazil and has 30,000 metric tons of surfactants capacity. The acquisition will be included in Latin American operations of the Company’s Surfactants segment. The acquired business complements the Company’s existing Vespasiano, Brazil, plant and provides opportunities to serve growing northeastern Brazil. The purchase price was cash of $5,133,000. The acquisition was accounted for as a business combination and, accordingly, the assets acquired and liabilities assumed as part of the acquisition were measured and recorded at their estimated fair values. The purchase included property, plant and equipment valued at $6,007,000 and the assumption of liabilities valued at $874,000.  No intangibles or goodwill were acquired in the business combination. The Company continues to evaluate the purchase price allocation, including the estimated fair values of the assets acquired and liabilities assumed, which may result in adjustments to amounts currently recorded. Other acquisition-related expenses were not material. Post-acquisition financial results for the acquired business were insignificant. Pro forma financial information has not been included because revenues and earnings of the Company would not have been significantly different than reported had the acquisition date been January 1, 2014.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The standard, which is the result of a joint project by the FASB and the International Accounting Standards Board, outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. In addition, the ASU requires expanded disclosures about revenue recognition that enable the users of the financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. ASU No. 2014-09 supersedes most of the previous revenue recognition guidance. For public entities, the new guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period (although on July 15, 2015, the FASB confirmed its earlier proposal to defer the effective date for public entities to annual periods beginning after December, 15, 2017; a new ASU is being finalized). An entity may use either a full retrospective or a modified retrospective approach to adopt the requirements of the new standard. The Company continues the process of determining the effects, if any, that adoption of ASU No. 2014-09 will have on Company financial position, results of operations and cash flows.

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

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The amendments in this update affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments: 1) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities; 2) eliminate the presumption that a general partner should consolidate a limited partnership; 3) affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; and 4) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with certain Investment Company Act of 1940 requirements for registered money market funds. The amendments in ASU No. 2015-02 are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments in this update using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. A reporting entity also may apply the amendments retrospectively. Early adoption is permitted. Under the assumption that the Company’s organizational structure remains as it is currently, adoption of ASU No. 2015-02 is not expected to have an effect on the Company’s financial position, results of operations or cash flows.

In April 2015, the FASB issued ASU No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this update change the presentation of debt issuance costs in financial statements. Under this ASU, an entity will be required to present debt issuance costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is to be reported as interest expense. The guidance in ASU No. 2015-03 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is allowed for financial statements that have not been previously issued. The new guidance is to be applied retrospectively to all prior periods. Upon adoption of ASU No. 2015-03, the Company will reclassify its debt issuance costs from the other non-current assets line of the consolidated balance sheet to the long-term, and where applicable, current maturities of long-term debt lines. Adoption of the update is not expected to have an effect on the Company’s results of operations or cash flows.

In April 2015, the FASB issued ASU No. 2015-05, Intangibles - Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.  This ASU provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The amendments in ASU No. 2015-05 will be effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. An entity can elect to adopt the amendments either prospectively to all arrangements entered into or materially modified after the effective date or retrospectively. The Company will begin the process of determining the effects, if any, that adoption of ASU No. 2015-05 will have on the Company’s financial position, results of operations and cash flows.

18.	SUBSEQUENT EVENTS

On July 10, 2015, the Company completed a new $100,000,000 unsecured private placement loan. This loan bears interest at a fixed rate of 3.95% with interest to be paid semi-annually and with equal annual principal payments beginning on July 10, 2021, and continuing through final maturity on July 10, 2027.  The proceeds of this loan will be used primarily for capital expenditures, to pay down existing debt in accordance with normal payment schedules and for other corporate purposes. This loan agreement requires the maintenance of certain financial ratios and covenants that are substantially identical to the Company’s existing long-term debt and customary events of default.

In July 2015, the Company signed a long-term supply agreement with The Sun Products Corporation (SUN).  Under this agreement the Company will supply SUN's anionic surfactant requirements for laundry in North America.  The agreement is expected to begin in the third quarter of 2015. The Company will service this demand from its existing North American manufacturing assets. The supply agreement was made possible due to the strength of the Company’s sulfonation expertise and North American supply network that provide SUN with multiple source locations and increased surfactant flexibility. This agreement should enable the Company to significantly improve its North American capacity utilization. Separate from the supply agreement, the Company also reached an agreement to purchase select chemical manufacturing assets from SUN's Pasadena, Texas manufacturing site.  The sale is expected to close in the third quarter and is subject to customary closing conditions. As part of this agreement, the Company also received an exclusive two-month real estate purchase option on SUN's property located in Pasadena, Texas. The Company intends to redeploy assets as needed to reduce future capital expenditures. The Company is evaluating alternatives for the use of the land and will determine whether to exercise the purchase option on the land.

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

Overview

The Company produces and sells intermediate chemicals that are used in a wide variety of applications worldwide. The overall business comprises three reportable segments:

•

Surfactants – Surfactants, which accounted for 69 percent of consolidated net sales in the first half of 2015, are principal ingredients in consumer and industrial cleaning products such as detergents for washing clothes, dishes, carpets, floors and walls, as well as shampoos and body washes. Other applications include fabric softeners, germicidal quaternary compounds, lubricating ingredients, emulsifiers for spreading agricultural products and industrial applications such as latex systems, plastics and composites. Surfactants are manufactured at six North American sites (five in the U.S. and one in Canada), three European sites (United Kingdom, France and Germany), three Latin American sites (Mexico, Brazil and Colombia) and two Asian sites (Philippines and Singapore). The Company also holds a 50 percent ownership interest in a joint venture, TIORCO, LLC (TIORCO), that markets chemical solutions for increasing the production of crude oil and natural gas from existing fields (enhanced oil recovery or EOR). The joint venture is accounted for under the equity method, and its financial results are excluded from surfactant segment operating results. Sales and related profits of the Company’s surfactants to enhanced oil recovery customers are included in surfactants segment results.

•

Polymers – Polymers, which accounted for 27 percent of consolidated net sales in the first half of 2015, include polyurethane polyols, polyester resins and phthalic anhydride.  Polyurethane polyols are used in the manufacture of rigid foam for thermal insulation in the construction industry and are also a base raw material for coatings, adhesives, sealants and elastomers (collectively CASE products) and flexible foams. Polyester resins, which include liquid and powdered products, are used in CASE and polyurethane systems house applications. CASE, polyester resins and flexible foam are collectively referred to as specialty polyols. Phthalic anhydride is used in unsaturated polyester resins, alkyd resins and plasticizers for applications in construction materials and components of automotive, boating and other consumer products. In addition, the Company uses phthalic anhydride internally in the production of polyols.  In the U.S., polyurethane polyols and phthalic anhydride are manufactured at the Company’s Millsdale, Illinois, site and specialty polyols are manufactured at the Company’s Columbus, Georgia, site. In Europe, polyols are manufactured at the Company’s subsidiary in Germany and specialty polyols are manufactured at the Company’s Poland subsidiary. In Asia, polyols are currently toll produced for the Company’s 80-percent owned joint venture in Nanjing, China. The Company is building a new plant in Nanjing that is expected to be operational in the first half of 2016.

•

Specialty Products – Specialty products, which accounted for 4 percent of consolidated net sales in the first half of 2015, include flavors, emulsifiers and solubilizers used in food, flavoring, nutritional supplement and pharmaceutical applications. Specialty products are primarily manufactured at the Company’s Maywood, New Jersey, site and, in some instances, at outside contractors.

Business Acquisition

On June 15, 2015, the Company closed on the previously announced agreement with Procter & Gamble do Brasil S.A. (P&G Brazil) to acquire P&G Brazil’s sulfonation production facility in Bahia, Brazil. The facility is located in northeastern Brazil and has 30,000 metric tons of surfactants capacity. The acquisition will be included in Latin American operations of the Company’s Surfactants segment. The acquired business complements the Company’s existing Vespasiano, Brazil, plant and provides opportunities to serve growing northeastern Brazil. See Note 16 to the notes to condensed consolidated financial statements for further information.

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

	Income (Expense)
	For the Three Months
	Ended June 30
(In millions)	2015	2014	Change
Deferred Compensation (Administrative expense)	$(6.6)	$5.5	$(12.1)	(1)
Realized/Unrealized Gains on Investments (Other, net)	0.1	0.5	(0.4)
Investment Income (Other, net)	—	—	—
Pretax Income Effect	$(6.5)	$6.0	$(12.5)

	Income (Expense)
	For the Six Months
	Ended June 30
(In millions)	2015	2014	Change
Deferred Compensation (Administrative expense)	$(8.2)	$5.7	$(13.9)	(1)
Realized/Unrealized Gains on Investments (Other, net)	0.6	0.5	0.1
Investment Income (Other, net)	0.1	0.2	(0.1)
Pretax Income Effect	$(7.5)	$6.4	$(13.9)

(1)	See the Corporate Expenses section of this management’s discussion and analysis for details regarding the quarter-over-quarter change in deferred compensation expense.

Effects of Foreign Currency Translation

The Company’s foreign subsidiaries transact business and report financial results in their respective local currencies. As a result, foreign subsidiary income statements are translated into U.S. dollars at average foreign exchange rates appropriate for the reporting period. Because foreign exchange rates fluctuate against the U.S. dollar over time, foreign currency translation affects period-to-period comparisons of financial statement items (i.e., because foreign exchange rates fluctuate, similar period-to-period local currency results for a foreign subsidiary may translate into different U.S. dollar results). The following table presents the effects that foreign currency translation had on the period-over-period changes in consolidated net sales and various income line items for the three and six months ended June 30, 2015 and 2014:

				(Decrease)
				Due to Foreign
	Three Months Ended June 30		Increase	Currency
(In millions)	2015	2014	(Decrease)	Translation
Net Sales	$452.4	$504.1	$(51.7)	$(33.6)
Gross Profit	79.5	71.6	7.9	(5.1)
Operating Income	28.6	36.9	(8.3)	(3.1)
Pretax Income	24.1	33.2	(9.1)	(2.6)

				(Decrease)
				Due to Foreign
	Six Months Ended June 30		Increase	Currency
(In millions)	2015	2014	(Decrease)	Translation
Net Sales	$912.9	$$981.6	$(68.7)	$(63.2)
Gross Profit	156.0	134.6	21.4	(10.0)
Operating Income	63.8	59.4	4.4	(6.1)
Pretax Income	54.7	51.3	3.4	(5.1)

RESULTS OF OPERATIONS

Three Months Ended June 30, 2015 and 2014

Summary

Net income attributable to the Company for the second quarter of 2015 declined 31 percent quarter over quarter to $16.9 million, or $0.74 per diluted share, from $24.4 million, or $1.06 per diluted share, for the second quarter of 2014. Below is a summary discussion of the major factors leading to the quarter-over-quarter changes in net sales, profits and expenses.  A detailed discussion of segment operating performance for the second quarter of 2015 follows the summary.

Consolidated net sales declined $51.7 million, or 10 percent, between quarters. The decrease resulted from the unfavorable effects of foreign currency translation and from lower selling prices, which had negative effects of $33.6 million and $24.9 million, respectively, on the quarter-over-quarter net sales change. The unfavorable foreign currency translation effect reflected a stronger U.S. dollar against all currencies for countries where the Company has foreign operations.  The decreased selling prices were primarily attributable to lower raw material costs. Sales volume increased one percent, which had a $6.8 million favorable impact on the change in net sales. The Surfactants and Polymers segments accounted for the consolidated sales volume improvement, growing one percent and three percent, respectively. Sales volumes for the Specialty Products segment declined seven percent.

Operating income for the second quarter of 2015 declined $8.3 million, or 23 percent, from operating income reported for the same period of last year. Increased deferred compensation expense and the effects of foreign currency translation negatively affected the quarter-over-quarter operating income change by $12.1 million and $3.1 million, respectively. Gross profit increased $7.9 million, or 11 percent, largely due to improved results for Surfactants and Polymers.

Operating expenses increased $16.2 million, or 47 percent, between quarters. The effects of foreign currency translation reduced the quarter-over-quarter operating expense increase by $2.1 million. The following summarizes the changes in the individual income statement line items that comprise the Company’s operating expenses:

•

Administrative expenses increased $15.0 million, or 166 percent, quarter over quarter due to increases for deferred compensation ($12.1 million), fringe benefit ($1.0 million), consulting ($0.9 million) and talent acquisition ($0.7 million) expenses. A second quarter 2015 increase in the value of Company common stock compared to a second quarter 2014 decrease in the value of Company common stock led to the increase in deferred compensation expense (see the ‘Overview’ and ‘Corporate Expenses’ sections of this MD&A for further details). Higher incentive-based compensation (i.e., bonus, profit sharing and stock-based compensation) and group insurance costs accounted for the increase in fringe benefit expenses. The increase in consulting expenses was primarily related to outside advisory fees for services supporting the Company’s ongoing initiative (referred to as ‘DRIVE’ within the Company) to improve efficiency across the Company’s global organization. The effects of foreign currency translation reduced the quarter-over-quarter operating expense increase by $1.0 million.

•

Selling expenses increased $0.8 million, or six percent, quarter over quarter largely due to higher fringe benefit ($1.0 million) and bad debt ($0.4 million) expenses.  Higher incentive-based compensation and group insurance costs accounted for the increase in fringe benefit expenses. The increase in bad debt expense reflected an increase in the allowance for uncollectible accounts for a high-risk customer. The effects of foreign currency translation reduced the quarter-over-quarter operating expense increase by $0.7 million.

•

Research, development and technical service (R&D) expenses increased $0.5 million, or four percent, quarter over quarter largely due to higher incentive-based compensation and group insurance expenses. The effects of foreign currency translation reduced the quarter-over-quarter operating expense increase by $0.4 million.

The loss from the Company’s 50-percent equity joint venture (TIORCO) increased $0.6 million quarter over quarter principally due to higher expenses associated with restructuring charges and to lower technical service income.

Other, net was $0.2 million of income for the second quarter of 2015 compared to $0.6 million of income for the same period of 2014. Investment income (including realized and unrealized gains and losses) for the Company’s deferred compensation and supplemental defined contribution mutual fund assets was $0.1 million in the second quarter of 2015 compared to $0.6 million in last year’s second quarter. Additionally, the Company reported foreign exchange gains of $0.1 million in the second quarter of 2015 compared to less than $0.1 million of loss in the second quarter of 2014.

The effective tax rate was 29.8 percent for the second quarter of 2015 compared to 26.6 percent for the second quarter of 2014.  The increase was primarily attributable to an unfavorable non-recurring tax charge related to a foreign income tax audit recorded in the second quarter of 2015 and a favorable non-recurring tax benefit related to a foreign transfer pricing adjustment recorded in the second quarter of 2014. The effective tax rates for the second quarter of 2015 and 2014 do not include the impact of the U.S. federal research and development credit.  The credit has not yet been re-enacted in 2015, and in 2014 the research and development credit was enacted in the fourth quarter.

Segment Results

	For the Three Months Ended
(In thousands)	June 30,	June 30,		Percent
Net Sales	2015	2014	(Decrease)	Change
Surfactants	$299,743	$333,761	$(34,018)	-10
Polymers	133,613	148,270	(14,657)	-10
Specialty Products	19,058	22,080	(3,022)	-14
Total Net Sales	$452,414	$504,111	$(51,697)	-10

	For the Three Months Ended
(In thousands)	June 30,	June 30,	Increase	Percent
Operating Income	2015	2014	(Decrease)	Change
Surfactants	$24,232	$19,239	$4,993	+26
Polymers	23,429	18,444	4,985	+27
Specialty Products	1,522	3,550	(2,028)	-57
Segment Operating Income	$49,183	$41,233	$7,950	+19
Corporate Expenses, Excluding Deferred Compensation	$14,015	$9,736	$4,279	+44
Deferred Compensation Expense (Income)	6,573	(5,417)	11,990	NM
Total Corporate Expenses	$20,588	$4,319	$16,269	+377
Total Operating Income	$28,595	$36,914	$(8,319)	-23

Surfactants

Surfactants net sales for the second quarter of 2015 declined $34.0 million, or 10 percent, from net sales for the second quarter of 2014. Sales volume increased one percent between years, which had a $3.1 million positive effect on the quarter-over-quarter net sales change. Foreign currency translation and lower selling prices had a $24.0 million and $13.1 million negative effect, respectively, on the net sales change. Compared to the year-ago quarter, the U.S. dollar was stronger against all currencies of the segment’s foreign operations. Lower costs for major raw materials led to the decreases in selling prices. A quarter-over-quarter comparison of net sales by region follows:

	For the Three Months Ended
	June 30,	June 30,		Percent
(In thousands)	2015	2014	(Decrease)	Change
North America	$184,748	$203,003	$(18,255)	-9
Europe	63,269	72,754	(9,485)	-13
Latin America	36,702	42,587	(5,885)	-14
Asia	15,024	15,417	(393)	-3
Total Surfactants Segment	$299,743	$333,761	$(34,018)	-10

Net sales for North American operations declined nine percent due to decreased selling prices, a two percent decrease in sales volume and the unfavorable effects of foreign currency translation, which accounted for $11.9 million, $4.6 million and $1.8 million, respectively, of the net sales decline. The average unit selling price declined six percent quarter over quarter, reflecting decreased raw material costs. Decreased sales volumes of products used in oil field, biodiesel and household, industrial and institutional (HI&I) applications accounted for most of the sales decline. These decreases were partially offset by increased sales volumes of products used in agricultural chemical, laundry and cleaning and personal care applications. The foreign currency effect reflected a stronger U.S. dollar relative to the Canadian dollar.

Net sales for European operations declined 13 percent quarter over quarter. Sales volume was up nine percent, resulting in a $6.7 million quarter-over-quarter increase in net sales. The sales volume impact was more than offset by the unfavorable effects of foreign currency translation ($11.9 million). In addition, selling prices declined five percent, which negatively affected the quarter-over-quarter change in net sales by $4.3 million. An increase in sales of laundry and cleaning and agricultural chemical products, due to stronger quarter-over-quarter demand from existing customers and new business, led to the improvement in sales volume. A stronger U.S. dollar against the European euro and British pound sterling led to the foreign currency translation result. The reduced selling prices primarily resulted from lower raw material costs for some major raw materials.

Net sales for Latin American operations declined 14 percent due to a $10.2 million unfavorable effect of foreign currency translation. A five percent increase in sales volume and higher selling prices offset the foreign currency translation impact by $2.3 million and $2.0 million, respectively. Higher sales volume for Brazil operations accounted for the increased Latin American sales volume. The foreign currency translation effect resulted from the quarter-over-quarter weakening of the Brazilian real and Colombian and Mexican pesos against the U.S. dollar.

Net sales for Asian operations declined three percent primarily due to a seven percent decrease in sales volume.

Surfactants operating income for the second quarter of 2015 increased $5.0 million, or 26 percent, over operating income for the second quarter of 2014.  Gross profit increased $5.3 million, primarily on improved results for North American operations. The effects of foreign currency translation reduced Surfactants quarter-over-quarter gross profit increase by $3.8 million. Operating expenses increased $0.3 million, or one percent. Quarter-over-quarter comparisons of gross profit by region and total segment operating expenses and operating income follow:

	For the Three Months Ended
	June 30,	June 30,	Increase	Percent
(In thousands)	2015	2014	(Decrease)	Change
Gross Profit
North America	$29,964	$23,357	$6,607	+28
Europe	6,646	7,024	(378)	-5
Latin America	5,742	4,739	1,003	+21
Asia	3,771	5,726	(1,955)	-34
Surfactants Segment Gross Profit	$46,123	$40,846	$5,277	+13
Operating Expenses	21,891	21,607	284	+1
Operating Income	$24,232	$19,239	$4,993	+26

North American gross profit increased 28 percent between quarters due to improved sales margins that more than offset the effect of the two percent decrease in sales volume. The favorable resolution of a previously recorded customer claim also contributed to the higher gross profit. The improved sales margin reflected an improved sales mix and lower raw material and transportation costs. Last year’s second quarter included additional transportation costs due to production issues at the Anaheim, California, plant that resulted in shifting production to other Company locations.  Second quarter 2014 gross profit also included $0.9 million of accelerated depreciation related to the Company’s Canadian plant restructuring that was approved in the fourth quarter of 2013.

Gross profit for European operations declined five percent quarter over quarter primarily due to a $1.5 million unfavorable impact of foreign currency translation that more than offset the effects of the nine percent sales volume increase and sales margin improvements.

Gross profit for Latin American operations increased 21 percent despite a $1.9 million unfavorable effect of foreign currency translation. The gross profit improvement resulted from a more profitable mix of sales, higher selling prices and the five percent increase in sales volume.

Asia gross profit declined 34 percent largely due to the seven percent decrease in sales volume and a less favorable mix of sales.

Operating expenses for the Surfactants segment increased $0.3 million, or one percent, between quarters. The increase between years included higher incentive-based compensation and group insurance expenses offset by the effects of foreign currency translation.

Polymers

Polymers net sales for the second quarter of 2015 declined $14.7 million, or 10 percent, from net sales for the second quarter of 2014.  Sales volume was up three percent between quarters, which had a $4.4 million favorable effect on the net sales change between quarters. Lower selling prices and the effects of foreign currency translation negatively impacted the quarter-over-quarter change in net sales by $10.4 million and $8.7 million, respectively. Quarter-over-quarter raw material cost declines led to the decrease in selling prices. The foreign currency translation effect reflected a stronger U.S. dollar against the currencies of the segment’s foreign operations. A quarter-over-quarter comparison of net sales by region follows:

	For the Three Months Ended
	June 30,	June 30,		Percent
(In thousands)	2015	2014	(Decrease)	Change
North America	$87,564	$94,022	$(6,458)	-7
Europe	38,929	46,105	(7,176)	-16
Asia and Other	7,120	8,143	(1,023)	-13
Total Polymers Segment	$133,613	$148,270	$(14,657)	-10

Net sales for North American operations declined seven percent. Sales volume was up less than one percent between quarters as rigid polyol volume improvement (up five percent) was largely offset by volume declines for specialty polyols (down 11 percent). Lower selling prices, driven by lower raw material costs, had a $6.9 million unfavorable impact on the quarter-over-quarter net sales change.

Net sales for European operations declined 16 percent despite an eight percent improvement in sales volume. The effect of the increased sales volume was more than offset by an $8.5 million unfavorable impact of foreign currency translation, resulting from a stronger U.S. dollar relative to the European euro. The sales volume gain reflected seven percent and nine percent increases, respectively, for rigid polyol and specialty polyol products.

Net sales for Asia and Other operations declined 13 percent quarter over quarter due to a decline in selling prices precipitated by lower raw material costs. Sales volume increased five percent due to higher sales volume to customers in China and other Asian countries. The Company continues to supply customers in China and other parts of Asia with product imported from other Company plants and local manufacturers. This outsourcing is expected to continue until construction of the new plant in China is complete, which is currently projected to be in the first half of 2016.

Polymer operating income for the second quarter of 2015 increased $5.0 million, or 27 percent, over operating income for the second quarter of 2014. Gross profit increased $6.3 million quarter-over-quarter due to a lower raw material inventory cost position and the three percent increase in sales volume partially offset by a $1.3 million unfavorable effect of foreign currency translation. Operating expenses increased $1.3 million, or 19 percent. Quarter-over-quarter comparisons of gross profit by region and total segment operating expenses and operating income follow:

	For the Three Months Ended
	June 30,	June 30,	Increase	Percent
(In thousands)	2015	2014	(Decrease)	Change
Gross Profit
North America	$25,437	$17,773	$7,664	+43
Europe	5,367	6,794	(1,427)	-21
Asia and Other	643	589	54	+9
Polymers Segment Gross Profit	$31,447	$25,156	$6,291	+25
Operating Expenses	8,018	6,712	1,306	+19
Operating Income	$23,429	$18,444	$4,985	+27

Gross profit for North American operations increased 43 percent quarter over quarter primarily due to a lower raw material inventory cost position. In addition, 2015 gross profit included the recognition of $1.0 million of previously deferred revenue due to the satisfaction of contractual requirements.

Gross profit for European operations declined 21 percent primarily due to a $1.2 million unfavorable impact of foreign currency translation. The effect of higher sales volume was offset by higher manufacturing costs.

The increase in gross profit for Asia and Other operations was due to the five percent increase in sale volume.

Operating expenses for the polymers segment increased $1.3 million, or 19 percent, quarter over quarter. Higher incentive-based pay, group insurance and bad debt reserve expenses accounted for most of the operating expense increase. The bad debt reserve increase reflected an increase in the allowance for uncollectible accounts for a high-risk customer. In addition, operating expenses in China, where a new plant is being constructed, increased $0.5 million quarter over quarter. Foreign exchange translation reduced the quarter-over-quarter operating expense increase by $0.4 million.

Specialty Products

Net sales for the second quarter of 2015 declined $3.0 million, or 14 percent, from net sales for the second quarter of 2014. A seven percent decrease in sales volume, the unfavorable effects of foreign currency translation and lower selling prices accounted for $1.5 million, $0.8 million and $0.7 million, respectively, of the quarter-over-quarter net sales decrease. All product lines contributed to the sales volume decline. Selling prices were lower largely due to competitive pressures for nutritional supplement products. Operating income decreased $2.0 million, or 57 percent, quarter over quarter due to lower sales volume and selling prices, higher raw material costs and an unfavorable mix of sales due to the timing of pharmaceutical orders.

Corporate Expenses

Corporate expenses, which comprise operating expenses that are not allocated to the reportable segments, increased $16.3 million to $20.6 million for the second quarter of 2015 from $4.3 million for the second quarter of 2014. Large contributors to the quarter-over-quarter increase in corporate expenses included higher deferred compensation ($12.0 million), fringe benefit ($1.6 million), consulting ($0.9 million) and talent acquisition ($0.7 million) expenses. Deferred compensation was $6.6 million of expense for the second quarter of 2015 compared to $5.5 million of income for the second quarter of 2014. The change between quarters was primarily attributable to a $12.45 per share increase in the value of Company common stock in the second quarter of 2015 compared to an $11.70 per share decrease for the same quarter of last year. The following table presents the quarter-end Company common stock market prices used in the computation of deferred compensation expense:

	2015		2014
	6/30	3/31	6/30	3/31
Company Stock Price	$54.11	$41.66	$52.86	$64.56

Fringe benefit expenses were higher between quarters principally due to increased incentive-based compensation (both short- and long-term) and group insurance expenses. The increase in consulting expenses was primarily related to the Company’s ongoing DRIVE initiative to improve efficiency across the Company’s global organization.

Six Months Ended June 30, 2015 and 2014

Summary

Net income attributable to the Company for the first half of 2015 increased two percent year over year to $38.2 million, or $1.67 per diluted share, from $37.4 million, or $1.63 per diluted share, for the first half of 2014. Below is a summary discussion of the major factors leading to the year-over-year changes in net sales, profits and expenses.  A detailed discussion of segment operating performance for the first half of 2015 follows the summary.

Consolidated net sales declined $68.7 million, or seven percent, between years. The decrease was attributable to the unfavorable effects of foreign currency translation and lower selling prices, which accounted for $63.2 million and $23.7 million, respectively, of the year-over-year net sales change. The unfavorable foreign currency translation effect reflected a stronger U.S. dollar against all currencies of countries where the Company has foreign operations.  A two percent increase in sales volume favorably affected the net sales change by $18.2 million. The Surfactants and Polymers segments accounted for the consolidated sales volume improvement, growing one percent and four percent, respectively. Sales volumes for the specialty products segment declined five percent.

Operating income for the first half of 2015 increased $4.3 million, or seven percent, over operating income reported for the same period of 2014. Increased deferred compensation expense and the effects of foreign currency translation negatively affected the year-over-year operating income change by $13.9 million and $6.1 million, respectively. Included in the 2015 results was a $2.9 million gain on the divestiture of the Company’s specialty polyurethane systems product line (part of the Polymers segment). See Note 14 to the condensed consolidated financial statements for additional information regarding the sale. Gross profit increased $21.3 million, or 16 percent, due to improved results for Surfactants and Polymers.

Operating expenses increased $19.9 million, or 26 percent, between years. The favorable effects of foreign currency translation reduced the year-over-year operating expense increase by $3.9 million. The following summarizes the changes in the individual income statement line items that comprise the Company’s operating expenses:

•

Administrative expenses increased $19.9 million, or 85 percent, year over year due to increases for deferred compensation ($13.9 million), consulting ($2.3 million), fringe benefits ($1.5 million), talent acquisition ($0.7 million) and environmental remediation ($0.6 million) expenses. In addition, expenses are up $0.7 million in China, where a new plant is being constructed. A 2015 first half increase in the value of Company common stock compared to a 2014 first half decrease led to the increase in deferred compensation expense (see the ‘Overview’ and ‘Corporate Expenses’ sections of this MD&A for further details). The increase in consulting expenses was related to the Company’s ongoing DRIVE initiative. Higher incentive-based compensation and group insurance costs accounted for the increase in fringe benefit expenses. A 2015 first quarter increase in the remediation liability for the Company’s Maywood, New Jersey, site led to the increase in environmental remediation expense. The effects of foreign currency translation reduced the year-over-year operating expense increase by $1.7 million.

•

Selling expenses declined $0.4 million, or one percent, year over year due to a $1.6 million favorable foreign currency translation effect. A $1.4 million increase in fringe benefits, notably incentive-based compensation and group insurance, partially offset the translation impact.

•

R&D expenses increased $0.3 million, or one percent, year over year primarily due to higher fringe benefit expenses ($1.6 million) partially offset by the favorable effects of foreign currency translation ($0.6 million) and reduced salary expense ($0.5 million) attributable to the voluntary retirement program associated with the Company’s 2014 restructuring.

The loss from the Company’s 50-percent equity joint venture (TIORCO) increased $0.4 million year over year principally due to restructuring charges.

Other, net was $0.9 million of income for the first half of 2015 compared to $0.5 million of income for the first half of 2014. The Company reported foreign exchange gains of $0.1 million in the first half of 2015 versus $0.3 million of losses for the same period of last year. Investment income (including realized and unrealized gains and losses) for the Company’s deferred compensation and supplemental defined contribution mutual fund assets was essentially unchanged between years.

The effective tax rate was 30.1 percent for the first half of 2015 compared to 27.1 percent for the first half of 2014.  The increase was attributable to an unfavorable non-recurring tax charge related to a foreign income tax audit recorded in the second quarter of 2015 and a favorable non-recurring tax benefit related to a foreign transfer pricing adjustment recorded in the second quarter of 2014.  The increase was also attributable to changes in the geographical mix of income. The effective tax rates for the first half of 2015 and 2014 do not include the impact of the U.S. federal research and development credit.  The credit has not yet been re-enacted in 2015, and in 2014 the research and development credit was enacted in the fourth quarter.

Segment Results

	For the Six Months Ended
(In thousands)	June 30,	June 30,		Percent
Net Sales	2015	2014	(Decrease)	Change
Surfactants	$630,294	$669,471	$(39,177)	-6
Polymers	242,977	267,377	(24,400)	-9
Specialty Products	39,594	44,705	(5,111)	-11
Total Net Sales	$912,865	$981,553	$(68,688)	-7

	For the Six Months Ended
(In thousands)	June 30,	June 30,	Increase	Percent
Operating Income	2015	2014	(Decrease)	Change
Surfactants	$57,996	$37,577	$20,419	+54
Polymers	38,214	29,270	8,944	+31
Specialty Products	3,766	7,571	(3,805)	-50
Segment Operating Income	$99,976	$74,418	$25,558	+34
Corporate Expenses, Excluding Deferred Compensation	$28,053	$20,646	$7,407	+36
Deferred Compensation Expense (Income)	8,150	(5,665)	13,815	NM
Total Corporate Expenses	$36,203	$14,981	$21,222	+142
Total Operating Income	$63,773	$59,437	$4,336	+7

Surfactants

Surfactants net sales for the first half of 2015 declined $39.2 million, or six percent, from net sales for the first half of 2014. Sales volume increased one percent between years, which had a $9.2 million positive effect on the year-over-year net sales change. Foreign currency translation and decreased selling prices had negative effects of $45.2 million and $3.2 million, respectively, on the net sales change. Compared to last year’s first half, the U.S. dollar was stronger against all currencies of the segment’s foreign operations. A year-over-year comparison of net sales by region follows:

	For the Six Months Ended
	June 30,	June 30,	Increase	Percent
(In thousands)	2015	2014	(Decrease)	Change
North America	$389,551	$411,427	$(21,876)	-5
Europe	135,412	148,112	(12,700)	-9
Latin America	74,516	81,294	(6,778)	-8
Asia	30,815	28,638	2,177	+8
Total Surfactants Segment	$630,294	$669,471	$(39,177)	-6

Net sales for North American operations declined five percent due to a three percent decrease in sales volume, a two percent decline in selling prices and the unfavorable effects of foreign currency translation, which accounted for $11.8 million, $6.7 million and $3.4 million, respectively, of the year-over-year net sales decline. Decreased sales volumes of products used in oil field, HI&I, agricultural chemical, and laundry and cleaning applications accounted for most of the sales decline. These decreases were partially offset by increased sales volumes of products used in personal care applications. The decline in oil field sales volume reflected lower sales to EOR customers due to decreases in crude oil prices.  HI&I sales volume was down mainly due to some lost business, while sales volume of agricultural chemicals declined due to customers’ carryover inventory from last year and to farmers’ efforts to reduce spraying costs due to lower crop prices. The decline in laundry and cleaning sales volume was principally attributable to customers bringing surfactant production in-house beginning in the second quarter of 2014 to more fully utilize their internal capacity. Personal care sales volumes increased due principally due to higher demand from an existing customer. The decline in selling prices reflected decreased raw material costs. The foreign currency effect reflected a stronger U.S. dollar relative to the Canadian dollar.

Net sales for European operations declined nine percent between years. Sales volume was up 10 percent, resulting in a $14.9 million year-over-year increase in net sales. The sales volume impact was more than offset by a $24.8 million unfavorable effect of foreign currency translation. In addition, selling prices declined two percent, which negatively affected the year-over-year net sales change by $2.8 million. An increase in sales of laundry and cleaning and agricultural chemical products, due to stronger demand from existing customers and new business, led to the improvement in sales volume. A stronger U.S. dollar against the European euro and British pound sterling led to the foreign currency translation result.

Net sales for Latin American operations declined eight percent due to a $16.9 million unfavorable effect of foreign currency translation. Higher selling prices and a five percent increase in sales volume offset the foreign currency translation impact by $6.0 million and $4.1 million, respectively. Higher sales volume for Brazil operations accounted for most of the increased Latin American sales volume. The foreign currency translation effect resulted from the year-over-year weakening of the Brazilian real and Colombian and Mexican pesos against the U.S. dollar.

Net sales for Asian operations increased eight percent due to increased selling prices and a three percent increase in sales volume, which accounted for $1.4 million and $0.8 million, respectively, of the year-over-year increase in net sales.

Surfactants operating income for the first half of 2015 increased $20.4 million, or 54 percent, over operating income for the first half of 2014.  Gross profit increased $19.7 million, largely due to improved results for North American operations. Foreign currency translation reduced the year-over-year gross profit increase by $7.4 million. Operating expenses declined $0.7 million, or two percent. Year-over-year comparisons of gross profit by region and total segment operating expenses and operating income follow:

	For the Six Months Ended
	June 30,	June 30,	Increase	Percent
(In thousands)	2015	2014	(Decrease)	Change
Gross Profit
North America	$64,768	$48,330	$16,438	+34
Europe	16,178	14,360	1,818	+13
Latin America	12,915	10,042	2,873	+29
Asia	7,491	8,922	(1,431)	-16
Surfactants Segment Gross Profit	$101,352	$81,654	$19,698	+24
Operating Expenses	43,356	44,077	(721)	-2
Operating Income	$57,996	$37,577	$20,419	+54

North American gross profit increased 34 percent year over year due to higher sales margins that more than offset the effect of decreased sales volume. The favorable 2015 second quarter resolution of a previously recorded customer claim also contributed to the higher gross profit.  The improved sales margin resulted from a more favorable sales mix as well as lower raw material and transportation costs. In the first half of 2014, the Company incurred additional transportation expenses due to carrier delays and suboptimal supply chain movements related to the effects of severe winter weather and to production issues at the Anaheim, California, plant that resulted in shifting production to other Company locations. In addition to the foregoing, 2014 first-half gross profit also included $1.8 million of accelerated depreciation related to the Company’s restructuring plan that was approved in the fourth quarter of 2013.

Gross profit for European operations increased 13 percent between years principally due to the 10 percent increase in sales volume and sales margin improvement that resulted from a more favorable mix of sales and from raw material cost declines that outpaced selling price decreases. Foreign currency translation had a $3.3 million unfavorable effect on the year-over-year change in gross profit.

Gross profit for Latin American operations increased 29 percent largely due to a more profitable mix of sales, higher selling prices and the five percent increase in sales volume that more than offset an unfavorable foreign currency translation impact of $3.3 million.

Asia gross profit declined 16 percent largely due to a less profitable mix of sales.

Operating expenses for the surfactants segment declined $0.7 million, or two percent, year over year primarily due to the effects of foreign currency translation. Higher incentive-based compensation and group insurance expenses were partially offset by the effects of foreign currency translation.

Polymers

Polymers net sales for the first half of 2015 declined $24.4 million, or nine percent, from net sales for the first half of 2014. Sales volume was up four percent between years, which had a $10.3 million favorable effect on the net sales change between years.  Lower selling prices and the effects of foreign currency translation negatively impacted the year-over-year net sales change by $18.2 million and $16.5 million, respectively. Decreases in raw material costs led to the decline in selling prices. The foreign currency translation effect reflected a stronger U.S. dollar against the currencies of the segment’s foreign operations. A year-over-year comparison of net sales by region follows:

	For the Six Months Ended
	June 30,	June 30,		Percent
(In thousands)	2015	2014	(Decrease)	Change
North America	$158,482	$167,707	$(9,225)	-6
Europe	73,256	87,781	(14,525)	-17
Asia and Other	11,239	11,889	(650)	-5
Total Polymers Segment	$242,977	$267,377	$(24,400)	-9

Net sales for North American operations declined six percent. Sales volume increased three percent, which had a $4.3 million favorable effect on the year-over-year net sales change. Sales volume of rigid polyols and phthalic anhydride increased three percent and 17 percent, respectively, while sales volume for specialty polyols declined seven percent. Lower selling prices had a $13.5 million unfavorable impact on the net sales change. Decreases in the cost of major raw materials led to the reduction in sales prices.

Net sales for European operations declined 17 percent year-over-year. Sales volume increased five percent, which positively affected the year-over-year net sales change by $4.1 million. Sales volume for rigid polyols increased six percent, while sales volume for specialty polyols fell 5 percent. The unfavorable effects of foreign currency translation resulted in $16.0 million of reduced year-over-year net sales. The foreign currency translation effect reflected a stronger U.S. dollar relative to the European euro. In addition to the foreign currency impact, selling prices declined three percent principally due to a decline in rigid polyol raw material costs.

Net sales for Asia and Other operations declined five percent despite a 15 percent increase in sales volume. The growth in sales volume led to a $1.8 million improvement in year-over-year net sales. The volume gain reflected increased sales volume in Asia and Brazil. Lower selling prices, resulting from raw material cost declines, and the unfavorable effects of foreign currency translation reduced the year-over-year change in net sales by $1.9 million and $0.5 million, respectively.

Polymer operating income for the first half of 2015 increased $8.9 million, or 31 percent, over operating income for the first half of 2014. The 2015 results included the previously discussed $2.9 million gain on the sale of the Company’s specialty polyurethane systems product line. Gross profit increased $7.2 million between years due to the four percent increase in sales volume and lower raw material inventory cost position, partially offset by a $2.4 million unfavorable effect of foreign currency translation. Operating expenses (excluding the gain on the product line sale) increased $1.1 million, or eight percent. Year-over-year comparisons of gross profit by region and total segment operating expenses and operating income follow:

	For the Six Months Ended
	June 30,	June 30,	Increase	Percent
(In thousands)	2015	2014	(Decrease)	Change
Gross Profit
North America	$38,174	$29,207	$8,967	+31
Europe	10,366	12,315	(1,949)	-16
Asia and Other	1,062	899	163	+18
Polymers Segment Gross Profit	$49,602	$42,421	$7,181	+17
Operating Expenses (incl. gain on sale of product line)	11,388	13,151	(1,763)	-13
Operating Income	$38,214	$29,270	$8,944	+31

Gross profit for North American operations increased 31 percent year over year due to the sales volume improvement and to lower raw material inventory cost position. In addition, 2015 gross profit included the recognition of $1.0 million of previously deferred revenue due to the satisfaction of contractual requirements.

Gross profit for European operations declined 16 percent primarily due to a $2.3 million unfavorable impact of foreign currency translation. The impact of the five percent increase in sales volume partially mitigated the effect of foreign currency translation.

The increase in gross profit for Asia and Other operations was due to increased sale volume that more than offset the effects of foreign currency translation.

Operating expenses for the polymers segment (excluding the $2.9 million gain on the product line sale) increased $1.1 million, or eight percent, year over year. Higher incentive-based pay, group insurance and bad debt reserve expenses accounted for most of the operating expense increase. The bad debt reserve expense increase reflected an increase in the allowance for uncollectible accounts for a high-risk customer. In addition, operating expenses in China, where a new plant is being constructed, increased $0.7 million year over year. Foreign exchange translation reduced the year-over-year operating expense increase by $0.8 million.

Specialty Products

Net sales for the first half of 2015 declined $5.1 million, or 11 percent, from net sales for the same period of 2014. A five percent decrease in sales volume, the unfavorable effects of foreign currency translation and lower selling prices accounted for $2.1 million, $1.6 million and $1.4 million, respectively, of the year-over-year net sales decrease. Lower sales of products used in food and nutritional supplement applications accounted for the sales volume decline. Selling prices were lower largely due to competitive pressures for nutritional supplement products. Operating income decreased $3.8 million, or 50 percent, between years due to lower sales volume and selling prices, higher raw material costs and an unfavorable mix of sales due to the timing of pharmaceutical orders.

Corporate Expenses

Corporate expenses increased $21.2 million to $36.2 million for the first half of 2015 from $15.0 million for the first half of 2014. The significant contributors to the year-over-year increase in corporate expenses included higher deferred compensation ($13.8 million), consulting ($2.3 million), fringe benefit ($2.2 million), talent acquisition ($0.7 million) and environmental remediation ($0.6 million) expenses. Deferred compensation was $8.2 million of expense for the first half of 2015 compared to $5.7 million of income for the first half of 2014. The change between years was largely attributable to a $14.03 per share increase in the value of Company common stock in the first half of 2015 compared to a $12.77 per share decrease for the same period of last year. The following table presents the quarter-end Company common stock market prices used in the computation of deferred compensation expense:

	2015	2014		2013
	6/30	12/31	6/30	12/31
Company Stock Price	$54.11	$40.08	$52.86	$65.63

Consulting expenses increased largely due to the Company’s ongoing DRIVE initiative to improve efficiency across the Company’s global organization. The increase in fringe benefit expenses resulted primarily from higher incentive-based compensation (both short- and long-term) and group insurance expenses. An increase in the remediation liability for the Company’s Maywood, New Jersey, site accounted for the increase in environmental remediation expense.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 2015, operating activities were a cash source of $78.3 million versus a source of $15.0 million for the comparable period in 2014. For the current year period, investing cash outflows totaled $57.6 million and financing activities were a use of $19.7 million. Cash decreased by $2.9 million with exchange rates reducing cash by $3.8 million.

For the current year-to-date, net income was up by $0.9 million and working capital was a source of less than $0.1 million versus a use of $51.9 for the comparable year-ago period. Cash outflows for investing activities were up by $15.2 million year over year. Cash flow for financing activities was a use of $19.7 million in 2015 compared to a use of $9.9 million in 2014.

For the current year-to-date, accounts receivable were a use of $0.7 million compared to a use of $39.1 million for the comparable period in 2014. Inventories were a use of $0.2 million in 2015 versus a use of $30.6 million in 2014. Accounts payable and accrued liabilities were a source of $3.4 million in 2015 compared to a source of $16.5 million for the same period in 2014.

Working capital requirements were lower during the first half of 2015 compared to the same period in 2014 primarily due to lower raw material prices, partially offset by higher inventory and sales quantities. The Company’s working capital investment is heavily influenced by the cost of crude oil and natural oils, from which many of its raw materials are derived. Fluctuations in raw material costs translate directly to inventory carrying costs and indirectly to customer selling prices and accounts receivable.

The accounts receivable increase for the first six months was driven mainly by higher sales quantities, mostly offset by lower sales prices. The inventory cash use for the first half was driven mainly by higher inventory quantities, almost entirely offset by lower raw material prices. The Company has not changed its own payment practices related to its payables. It is management’s opinion that the Company’s liquidity is sufficient to provide for potential increases in working capital during 2015.

Investing cash outflows for the first six months of 2015 included capital expenditures of $54.0 million compared to $39.1 million for the comparable period last year. Other investing activities were a use of $3.6 million in 2015 versus a use of $3.4 million in 2014.  Other investing activities in 2015 included $5.1 million used to purchase the production facility in Bahia, Brazil and $3.3 million from proceeds on the sale of the specialty polyurethane systems product line.

For 2015, the Company estimates that capital expenditures will range from $120 million to $140 million including capacity expansions in the United States, China, and Brazil.

The Company purchases its common shares in the open market from time to time to fund its own benefit plans and also to mitigate the dilutive effect of new shares issued under its benefit plans. The Company may also make open market repurchases as cash flows permit when, in management’s opinion, the Company’s shares are undervalued in the market. The Company made no open market share repurchases during the first half of 2015.  At June 30, 2015, there were 803,679 shares remaining under the current share repurchase authorization.

As of June 30, 2015, the Company’s cash and cash equivalents totaled $82.4 million. Cash in U.S. demand deposit accounts totaled $7.2 million and cash of the Company’s non-U.S. subsidiaries held outside the U.S. totaled $75.2 million at June 30, 2015.

Consolidated balance sheet debt decreased by $13.4 million for the current year-to-date, from $273.9 million to $260.5 million. Since last year-end, domestic debt decreased by $10.0 million and foreign debt decreased by $3.4 million. Net debt (which is defined as total debt minus cash) decreased by $10.6 million for the current year-to-date, from $188.7 million to $178.1 million. As of June 30, 2015, the ratio of total debt to total debt plus shareholders’ equity was 32.1 percent compared to 33.8 percent at December 31, 2014. As of June 30, 2015, the ratio of net debt to net debt plus shareholders’ equity was 24.4 percent, compared to 26.0 percent at December 31, 2014.

At June 30, 2015, the Company’s debt included $232.1 million of unsecured private placement loans with maturities extending from 2015 through 2025. These loans are the Company’s primary source of long-term debt financing and are supplemented by bank credit facilities to meet short and medium-term needs.

The Company has a committed $125.0 million multi-currency syndicated revolving credit agreement. The credit agreement allows the Company to make unsecured borrowings, as requested from time to time, for working capital and other corporate purposes. This unsecured facility is the Company’s primary source of short-term borrowings and is committed through July 10, 2019, with terms and conditions that are substantially equivalent to those of the Company’s other U.S. loan agreements. As of June 30, 2015, the Company had borrowings of $10.0 million and outstanding letters of credit of $5.0 million under this agreement, with $110.0 million remaining available. The Company anticipates that cash from operations, committed credit facilities and cash on hand will be sufficient to fund anticipated capital expenditures, working capital, dividends and other planned financial commitments for the foreseeable future.

Certain foreign subsidiaries of the Company maintain term loans and short-term bank lines of credit in their respective local currencies to meet working capital requirements as well as to fund capital expenditure programs and acquisitions. At June 30, 2015, the Company’s European subsidiaries had bank term loans of $4.4 million with maturities through 2021 and short-term bank debt of $12.6 million with remaining short-term borrowing capacity of $14.3 million. The Company’s Latin American subsidiaries had no short-term bank debt with $12.2 million of unused short-term borrowing capacity. The Company’s Philippine subsidiary had $1.3 million of short-term bank loans, which were guaranteed by the Company, with $5.7 million of unused borrowing capacity.

On July 10, 2015, the Company completed a new $100.0 million unsecured private placement loan. See Note 18 to the condensed consolidated financial statements for additional information.

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

The Company believes it was in compliance with all of its loan agreements as of June 30, 2015. Based on current projections, the Company believes it will be in compliance with its loan agreements throughout 2015.

ENVIRONMENTAL AND LEGAL MATTERS

The Company’s operations are subject to extensive federal, state and local environmental laws and regulations.  Although the Company's environmental policies and practices are designed to ensure compliance with these laws and regulations, future developments and increasingly stringent environmental regulation could require the Company to make additional unforeseen environmental expenditures.  The Company will continue to invest in the equipment and facilities necessary to comply with existing and future regulations.  During the first six months of 2015 and 2014, the Company’s expenditures for capital projects related to the environment were $0.8 million and $1.8 million, respectively.  These projects are capitalized and depreciated over their estimated useful lives, which are typically 10 years.  Recurring costs associated with the operation and maintenance of facilities for waste treatment and disposal and managing environmental compliance in ongoing operations at the Company’s manufacturing locations were $10.5 million and $9.6 million for the six months ended June 30, 2015 and 2014, respectively.  While difficult to project, it is not anticipated that these recurring expenses will increase significantly in the future.

Over the years, the Company has received requests for information related to or has been named by the government as a potentially responsible party at a number of waste disposal sites where cleanup costs have been or may be incurred under CERCLA and similar state statutes.  In addition, damages are being claimed against the Company in general liability actions for alleged personal injury or property damage in the case of some disposal and plant sites.  The Company believes that it has made adequate provisions for the costs it may incur with respect to the sites.  It is the Company’s accounting policy to record liabilities when environmental assessments and/or remedial efforts are probable and the cost or range of possible costs can be reasonably estimated.  When no amount within the range is a better estimate than any other amount, the minimum is accrued.  Some of the factors on which the Company bases its estimates include information provided by feasibility studies, potentially responsible party negotiations and the development of remedial action plans.  After partial remediation payments at certain sites, the Company has estimated a range of possible environmental and legal losses of $20.7 million to $41.1 million at June 30, 2015, compared to $21.9 million to $41.8 million at December 31, 2014.  At June 30, 2015, and December 31, 2014, the Company's accrued liability for such losses, which represented the Company’s best estimate within the estimated range of possible environmental and legal losses, was $20.7 million and $22.0 million, respectively.  During the first six months of 2015 and 2014, cash outlays related to legal and environmental matters approximated $1.9 and $0.5 million, respectively.

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

OTHER DEVELOPMENTS

In July 2015, the Company signed a long-term supply agreement with The Sun Products Corporation (SUN) and, separately, also reached an agreement to purchase select chemical manufacturing assets from SUN's Pasadena, Texas manufacturing site. See Note 18 to the condensed consolidated financial statements for additional information.

OUTLOOK

After six months, the Company remains on track to re-establish earnings momentum for the full year. In the second half, Surfactant earnings should benefit from new commodity laundry volumes in North and Latin America, continued diversification of the Company’s business in Europe as well as contributions from improved operations and the Company’s efficiency program.  Management expects continued Polymer income growth in 2015 driven by higher polyol volumes used in rigid insulation and metal panels.  The construction projects to add polyol capacity in China and Poland are progressing, and both should start production in 2016.

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

Item 4 – Controls and Procedures

a.	Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures as of the end of the most recent fiscal quarter covered by this Form 10-Q, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) were effective as of June 30, 2015.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Mine Safety Disclosures

Not applicable

Item 5 – Other Information

None

Item 6 – Exhibits

(a)	Exhibit 10.1	–	Stepan Company Management Incentive Plan (As Amended and Restated Effective January 1, 2015)

(b)	Exhibit 31.1	–	Certification of President and Chief Executive Officer pursuant to Exchange Act Rule 13a- 14(a)/15d-14(a)

(c)	Exhibit 31.2	–	Certification of Vice President and Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)

(d)	Exhibit 32	–	Certification pursuant to 18 U.S.C. Section 1350

(e)	Exhibit 101.INS	–	XBRL Instance Document

(f)	Exhibit 101.SCH	–	XBRL Taxonomy Extension Schema Document

(g)	Exhibit 101.CAL	–	XBRL Taxonomy Extension Calculation Linkbase Document

(h)	Exhibit 101.DEF	–	XBRL Taxonomy Extension Definition Document

(i)	Exhibit 101.LAB	–	XBRL Taxonomy Extension Label Linkbase Document

(j)	Exhibit 101.PRE	–	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEPAN COMPANY

Date:  July 29, 2015

/s/ Scott D. Beamer
Scott D. Beamer
Vice President and Chief Financial Officer