Form 10-Q
period 2015-09-30
STEPAN CO
filed 2015-10-28
CIK 94049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

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

(Check one): Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes   ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 21, 2015
Common Stock, $1 par value	22,260,252 Shares

Part I FINANCIAL INFORMATION

Item 1 - Financial Statements

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Unaudited

(In thousands, except per share amounts)	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
Net Sales	$444,011	$491,429	$1,356,876	$1,472,982
Cost of Sales	366,413	426,330	1,123,324	1,273,270
Gross Profit	77,598	65,099	233,552	199,712
Operating Expenses:
Selling	14,025	16,816	41,287	44,455
Administrative	12,154	14,933	55,548	38,416
Research, development and technical services	12,625	11,097	37,012	35,151
	38,804	42,846	133,847	118,022

Gain on sale of product line	—	—	2,862	—

Operating Income	38,794	22,253	102,567	81,690
Other Income (Expense):
Interest, net	(3,837)	(2,846)	(10,760)	(8,824)
Loss from equity in joint ventures	(863)	(1,148)	(3,918)	(3,842)
Other, net (Note 13)	(981)	(31)	(94)	499
	(5,681)	(4,025)	(14,772)	(12,167)

Income Before Provision for Income Taxes	33,113	18,228	87,795	69,523
Provision for Income Taxes	8,179	4,748	24,634	18,667
Net Income	24,934	13,480	63,161	50,856
Net (Income) Loss Attributable to Noncontrolling Interests (Note 2)	(22)	11	(65)	6
Net Income Attributable to Stepan Company	$24,912	$13,491	$63,096	$50,862

Net Income Per Common Share Attributable to Stepan Company (Note 9):
Basic	$1.10	$0.59	$2.78	$2.24
Diluted	$1.09	$0.59	$2.76	$2.22

Shares Used to Compute Net Income Per Common Share Attributable to Stepan Company (Note 9):
Basic	22,732	22,726	22,731	22,754
Diluted	22,853	22,875	22,851	22,923

Dividends Declared Per Common Share	$0.18	$0.17	$0.54	$0.51

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited

(In thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
Net income	$24,934	$13,480	$63,161	$50,856
Other comprehensive income (loss):
Foreign currency translation adjustments (Note 10)	(19,793)	(19,521)	(38,988)	(15,709)
Pension liability adjustment, net of tax (Note 10)	722	429	2,221	1,249
Derivative instrument activity, net of tax (Note 10)	(14)	2	(40)	6
Total other comprehensive loss	(19,085)	(19,090)	(36,807)	(14,454)
Comprehensive income	5,849	(5,610)	26,354	36,402
Comprehensive (income) loss attributable to noncontrolling interests (Note 2)	21	(14)	(24)	28
Comprehensive income (loss) attributable to Stepan Company	$5,870	$(5,624)	$26,330	$36,430

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(In thousands)	September 30, 2015	December 31, 2014
Assets
Current Assets:
Cash and cash equivalents	$160,457	$85,215
Receivables, net	267,460	270,436
Inventories (Note 6)	179,853	183,233
Deferred income taxes	15,874	15,364
Other current assets	21,735	21,308
Total current assets	645,379	575,556
Property, Plant and Equipment:
Cost	1,429,909	1,385,851
Less: accumulated depreciation	(886,372)	(861,656)
Property, plant and equipment, net	543,537	524,195
Goodwill, net	11,315	11,502
Other intangible assets, net	18,659	20,803
Long-term investments (Note 3)	19,362	20,217
Other non-current assets	9,782	9,741
Total assets	$1,248,034	$1,162,014
Liabilities and Equity
Current Liabilities:
Current maturities of long-term debt (Note 12)	$21,671	$27,034
Accounts payable	139,864	156,983
Accrued liabilities	88,430	65,496
Total current liabilities	249,965	249,513
Deferred income taxes	17,170	15,804
Long-term debt, less current maturities (Note 12)	319,782	246,897
Other non-current liabilities	108,111	112,856
Commitments and Contingencies (Note 7)
Equity:
Common stock, $1 par value; authorized 30,000,000 shares; Issued shares 25,688,794 in 2015 and 25,640,090 shares in 2014	25,689	25,640
Additional paid-in capital	143,483	139,573
Accumulated other comprehensive loss (Note 10)	(120,711)	(83,945)
Retained earnings	571,569	520,540
Less: Common treasury stock, at cost, 3,428,541 shares in 2015 and 3,384,443 shares in 2014	(68,446)	(66,262)
Total Stepan Company stockholders’ equity	551,584	535,546
Noncontrolling interests (Note 2)	1,422	1,398
Total equity	553,006	536,944
Total liabilities and equity	$1,248,034	$1,162,014

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(In thousands)	Nine Months Ended September 30
	2015	2014
Cash Flows From Operating Activities
Net income	$63,161	$50,856
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49,653	47,933
Deferred compensation	1,228	(9,755)
Realized and unrealized (gains) losses on long-term investments	293	(743)
Stock-based compensation	2,961	606
Deferred income taxes	107	1,996
Other non-cash items	1,867	4,508
Changes in assets and liabilities:
Receivables, net	(10,338)	(30,987)
Inventories	(5,515)	(28,277)
Other current assets	(1,572)	154
Accounts payable and accrued liabilities	23,946	8,375
Pension liabilities	576	(2,267)
Environmental and legal liabilities	(1,503)	3,667
Deferred revenues	(1,063)	(549)
Excess tax benefit from stock options and awards	(260)	(621)
Net Cash Provided By Operating Activities	123,541	44,896
Cash Flows From Investing Activities
Expenditures for property, plant and equipment	(90,328)	(62,413)
Business acquisition (Note 16)	(5,133)	—
Proceeds from sale of product line (Note14)	3,262	—
Sale of mutual funds	823	890
Other, net	(4,401)	(5,790)
Net Cash Used In Investing Activities	(95,777)	(67,313)
Cash Flows From Financing Activities
Term loan	100,000	—
Revolving debt and bank overdrafts, net	(23,656)	2,964
Other debt repayments	(7,228)	(6,322)
Dividends paid	(12,067)	(11,381)
Company stock repurchased	(2,000)	(6,589)
Stock option exercises	431	1,563
Excess tax benefit from stock options and awards	260	621
Other, net	(673)	(433)
Net Cash Provided By (Used In) Financing Activities	55,067	(19,577)
Effect of Exchange Rate Changes on Cash	(7,589)	(2,646)
Net Increase (Decrease) in Cash and Cash Equivalents	75,242	(44,640)
Cash and Cash Equivalents at Beginning of Period	85,215	133,347
Cash and Cash Equivalents at End of Period	$160,457	$88,707
Supplemental Cash Flow Information
Cash payments of income taxes, net of refunds	$12,560	$19,402
Cash payments of interest	$6,381	$6,763

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

Unaudited

1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements included herein have been prepared by Stepan Company (Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate and make the information presented not misleading.  In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company’s financial position as of September 30, 2015, and its results of operations for the three and nine months ended September 30, 2015 and 2014, and cash flows for the nine months ended September 30, 2015 and 2014, have been included.  These financial statements and related footnotes should be read in conjunction with the financial statements and related footnotes included in the Company’s 2014 Form 10-K.

2.	RECONCILIATIONS OF EQUITY

Below are reconciliations of total equity, Company equity and equity attributable to noncontrolling interests for the nine months ended September 30, 2015 and 2014:

(In thousands)	Total Equity	Stepan Company Equity	Noncontrolling Interests’ Equity (3)
Balance at January 1, 2015	$536,944	$535,546	$1,398
Net income	63,161	63,096	65
Dividends	(12,067)	(12,067)	—
Common stock purchases (1)	(2,273)	(2,273)	—
Stock option exercises	431	431	—
Defined benefit pension adjustments, net of tax	2,221	2,221	—
Translation adjustments	(38,988)	(38,947)	(41)
Derivative instrument activity, net of tax	(40)	(40)	—
Other (2)	3,617	3,617	—
Balance at September 30, 2015	$553,006	$551,584	$1,422

(In thousands)	Total Equity	Stepan Company Equity	Noncontrolling Interests’ Equity (3)
Balance at January 1, 2014	$553,741	$552,286	$1,455
Net income	50,856	50,862	(6)
Dividends	(11,381)	(11,381)	—
Common stock purchases (1)	(6,723)	(6,723)	—
Stock option exercises	1,563	1,563	—
Defined benefit pension adjustments, net of tax	1,249	1,249	—
Translation adjustments	(15,709)	(15,687)	(22)
Derivative instrument activity, net of tax	6	6	—
Other (2)	2,241	2,241	—
Balance at September 30, 2014	$575,843	$574,416	$1,427

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

The following describe the financial instruments held by the Company at September 30, 2015, and December 31, 2014, and the methods and assumptions used to estimate the instruments’ fair values:

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

At September 30, 2015, and December 31, 2014, the fair value of debt and the related carrying values, including current maturities, were as follows:

(In thousands)	September 30, 2015	December 31, 2014
Fair value	$343,973	$285,441
Carrying value	341,453	273,931

The following tables present financial assets and liabilities measured on a recurring basis at fair value as of September 30, 2015, and December 31, 2014, and the level within the fair value hierarchy in which the fair value measurements fall:

(In thousands)	September 2015	Level 1	Level 2	Level 3
Mutual fund assets	$19,362	$19,362	$—	$—
Derivative assets:
Foreign currency contracts	164	—	164	—
Total assets at fair value	$19,526	$19,362	$164	$—
Derivative liabilities:
Foreign currency contracts	$106	$—	$106	$—
Interest rate contracts	50	—	50	—
Total liabilities at fair value	$156	$—	$156	$—

(In thousands)	December 2014	Level 1	Level 2	Level 3
Mutual fund assets	$20,217	$20,217	$—	$—
Derivative assets:
Foreign currency contracts	73	—	73	—
Total assets at fair value	$20,290	$20,217	$73	$—
Derivative liabilities :
Foreign currency contracts	$628	—	$628	—

4.	DERIVATIVE INSTRUMENTS

The Company is exposed to certain risks relating to its ongoing business operations. The primary risk managed by the use of derivative instruments is foreign currency exchange risk.  The Company holds forward foreign currency exchange contracts that are not designated as any type of accounting hedge as defined by U.S. GAAP.  The Company uses these contracts to manage its exposure to exchange rate fluctuations on certain Company subsidiary cash, accounts receivable, accounts payable and other obligation balances that are denominated in currencies other than the entities’ functional currencies. The forward foreign exchange contracts are recognized on the balance sheet as either an asset or a liability measured at fair value. Gains and losses arising from recording the foreign exchange contracts at fair value are reported in earnings as offsets to the losses and gains reported in earnings arising from the re-measurement of the asset and liability balances into the applicable functional currencies. At September 30, 2015, and December 31, 2014, the Company had open forward foreign currency exchange contracts, all with settlement dates of less than two months, to buy or sell foreign currencies with U.S. dollar equivalent amounts of $45,430,000 and $51,623,000, respectively.

The Company is exposed to volatility in short-term interest rates and mitigates certain portions of that risk by using interest rate swaps.  The interest rate swaps are recognized on the balance sheet as either an asset or a liability measured at fair value.  The Company held an interest rate swap contract with a notional value of $3,992,000 at September 30, 2015, which is designated as a cash flow hedge.  At December 31, 2014, the Company held no significant interest rate swap contracts.  Period-to-period changes in the fair value of interest rate swap contracts are recognized as gains or losses in other comprehensive income, to the extent effective.  As each interest rate swap hedge contract is settled, the corresponding gain or loss is reclassified out of accumulated other comprehensive income (AOCI) into earnings in that settlement period. The latest date through which the Company expects to hedge its exposure to the volatility of short-term interest rates is December 1, 2021.

The fair values of the derivative instruments held by the Company on September 30, 2015, and December 31, 2014, and derivative instrument gains and losses for the three and nine month periods ending September 30, 2015 and 2014, were immaterial.  For amounts reclassified out of AOCI into earnings for the three and nine month periods ended September 30, 2015 and 2014, see Note 10.

5.	STOCK-BASED COMPENSATION

On September 30, 2015 the Company had stock options outstanding under its 2000 Stock Option Plan, stock options and stock awards outstanding under its 2006 Incentive Compensation Plan and stock options, stock awards and stock appreciation rights (SARs) outstanding under its 2011 Incentive Compensation Plan.

Compensation expense (income) recorded for all stock options, stock awards and SARs was as follows:

(In thousands)
Three Months Ended September 30		Nine Months Ended September 30
2015	2014	2015	2014
$(201)	$(164)	$2,961	$606

Stock-based compensation income was recorded for the three months ended September 30, 2015 and 2014 primarily as the result of declines in the fair values of the Company’s cash-settled SARs, which are marked to fair value at each reporting period. Quarter-to-quarter decreases in the market value of Company common stock in the noted reporting periods led to the declines in SARs fair value.

The year-over-year increase in stock-based compensation expense was primarily attributable to increases in compensation related to SARs and performance awards. SARs compensation expense increased due to increases in the fair values of SARs in 2015 compared to declines in the fair values of SARs in 2014. The 2015 fair value increases resulted from an increase in

Company common stock value, and the 2014 fair value decreases resulted from a decline in Company common stock value. Performance award stock-based compensation expense was down between years as the result of expense-lowering adjustments made in 2014 that reflected management’s assessment that the profitability performance targets for certain grants would not be achieved.

Unrecognized compensation costs for stock options, stock awards and SARs were as follows:

(In thousands)	September 30, 2015	December 31, 2014
Stock options	$1,082	$774
Stock awards	2,987	1,365
SARs	2,122	693

The increases in unrecognized compensation costs for stock options, stock awards and SARs reflected the 2015 grants of:

Shares
Stock options	84,672
Stock awards	74,712
SARs	187,527

The unrecognized compensation costs at September 30, 2015, are expected to be recognized over weighted-average periods of 1.2 years, 2.0 years and 1.3 years for stock options, stock awards and SARs, respectively.

6.	INVENTORIES

The composition of inventories was as follows:

(In thousands)	September 30, 2015	December 31, 2014
Finished goods	$127,943	$126,157
Raw materials	51,910	57,076
Total inventories	$179,853	$183,233

Inventories are priced primarily using the last-in, first-out inventory valuation method.  If the first-in, first-out inventory valuation method had been used for all inventories, inventory balances would have been approximately $28,564,000 and $34,340,000 higher than reported at September 30, 2015, and December 31, 2014, respectively.

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

As of September 30, 2015, the Company estimated a range of possible environmental and legal losses of $20.6 million to $41.1 million.  At September 30, 2015, and December 31, 2014, the Company’s accrued liability for such losses, which represented the Company’s best estimate within the estimated range of possible environmental and legal losses, was $20.6 million and $22.0  million, respectively. During the first nine months of 2015 and 2014, cash outlays related to legal and environmental matters approximated $2.3 and $0.8 million, respectively.

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

Following are summaries of the material contingencies at September 30, 2015:

Maywood, New Jersey Site

The Company’s property in Maywood, New Jersey and property formerly owned by the Company adjacent to its current site and other nearby properties (Maywood site) were listed on the National Priorities List in September 1993 pursuant to the provisions of CERCLA because of certain alleged chemical contamination.  Pursuant to an Administrative Order on Consent entered into between USEPA and the Company for property formerly owned by the Company, and the issuance of an order by USEPA to the Company for property currently owned by the Company, the Company has completed various Remedial Investigation Feasibility Studies (RI/FS), and on September 24, 2014, USEPA issued its Record of Decision (ROD) for chemically-contaminated soil. USEPA has not yet issued a ROD for chemically-contaminated groundwater for the Maywood site. Based on the most current information available, the Company believes its recorded liability represents its best estimate of the cost of remediation for the Maywood site. The best estimate of the cost of remediation for the Maywood site could change as the Company continues to hold discussions with USEPA, as the design of the remedial action progresses or if other PRPs are identified. The ultimate amount for which the Company is liable could differ from the Company’s current recorded liability.

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

Wilmington Site

The Company is currently contractually obligated to contribute to the response costs associated with the Company’s formerly-owned site at 51 Eames Street, Wilmington, Massachusetts.  Remediation at this site is being managed by its current owner to whom the Company sold the property in 1980.  Under the agreement, once total site remediation costs exceed certain levels, the Company is obligated to contribute up to five percent of future response costs associated with this site with no limitation on the ultimate amount of contributions. To date, the Company has paid the current owner $2.4 million for the Company’s portion of environmental response costs. The Company has recorded a liability for its portion of the estimated remediation costs for the site.  Depending on the ultimate cost of the remediation at this site, the amount for which the Company is liable could differ from the current estimates.

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

Customer Claims

From time to time in the normal course of business, customers make claims against the Company for issues such as product performance and liability, contract disputes, delivery errors and other various concerns. Frequently, such claims are subject to extensive investigation, discussion and negotiation prior to settlement or resolution. On the basis of the most current information available, the Company’s liability for such claims was not material at September 30, 2015, compared to $3.5 million at December 31, 2014. The decline in the claims balance was attributable to a favorable 2015 resolution of a previously recorded potential claim.

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

Components of Net Periodic Benefit Cost

	UNITED STATES
(In thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
Interest cost	$1,708	$1,756	$5,111	$5,202
Expected return on plan assets	(2,398)	(2,386)	(7,184)	(7,142)
Amortization of net actuarial loss	1,103	692	3,401	2,015
Net periodic benefit cost	$413	$62	$1,328	$75

	UNITED KINGDOM
(In thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
Interest cost	$200	$245	$593	$735
Expected return on plan assets	(268)	(330)	(795)	(991)
Amortization of net actuarial loss	46	—	137	—
Net periodic benefit income	$(22)	$(85)	$(65)	$(256)

Employer Contributions

U.S. Plans

As a result of pension funding relief provisions included in the Highway and Transportation Funding Act of 2014, the Company expects to make no 2015 contributions to the funded U.S. qualified defined benefit plans. Approximately, $210,000 is expected to be paid related to the unfunded non-qualified plans.  As of September 30, 2015, $187,000 had been paid related to the non-qualified plans.

U.K. Plan

The Company’s United Kingdom subsidiary expects to contribute approximately $604,000 to its defined benefit pension plan in 2015.  As of September 30, 2015, $511,000 had been contributed to the plan.

Defined Contribution Plans

The Company sponsors retirement savings defined contribution plans that cover U.S. and U.K. employees. The Company also sponsors a qualified profit sharing plan for its U.S. employees. The retirement savings and profit sharing defined contribution plans include a qualified plan and a non-qualified supplemental executive plan.

Defined contribution plan expenses for the Company’s retirement savings and profit sharing plans were as follows:

(In thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
Retirement savings plans	$1,151	$1,139	$3,471	$3,448
Profit sharing plan	1,377	840	3,568	2,831
Total defined contribution expense	$2,528	$1,979	$7,039	$6,279

The Company funds the obligations of its non-qualified supplemental executive defined contribution plans (supplemental plans) through a rabbi trust. The trust comprises various mutual fund investments selected by the participants of the supplemental plans. In accordance with the accounting guidance for rabbi trust arrangements, the assets of the trust and the obligations of the supplemental plans are reported on the Company’s consolidated balance sheets.  The Company elected the fair value option for the mutual fund investment assets so that offsetting changes in the mutual fund values and defined contribution plan obligations would be recorded in earnings in the same period. Therefore, the mutual funds are reported at fair value with any subsequent changes in fair value recorded in the consolidated statements of income. The liabilities related to the supplemental plans increase (i.e., supplemental plan expense is recognized) when the value of the trust assets appreciates and decrease when the value of the trust assets declines (i.e., supplemental plan income is recognized). At September 30, 2015, the balance of the trust assets was $1,686,000, which equaled the balance of the supplemental plan liabilities (see the long-term investments section in Note 3 for further information regarding the Company’s mutual fund assets).

9.	EARNINGS PER SHARE

Below are the computations of basic and diluted earnings per share for the three and nine months ended September 30, 2015 and 2014:

(In thousands, except per share amounts)	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
Computation of Basic Earnings per Share
Net income attributable to Stepan Company	$24,912	$13,491	$63,096	$50,862
Weighted-average number of common shares outstanding	22,732	22,726	22,731	22,754
Basic earnings per share	$1.10	$0.59	$2.78	$2.24

Computation of Diluted Earnings per Share
Net income attributable to Stepan Company	$24,912	$13,491	$63,096	$50,862
Weighted-average number of shares outstanding	22,732	22,726	22,731	22,754
Add weighted-average net shares issuable from assumed exercise of options (under treasury stock method) (1)	119	138	117	159
Add weighted-average net shares related to unvested stock awards (under treasury stock method)	2	11	3	10
Weighted-average shares applicable to diluted earnings	22,853	22,875	22,851	22,923
Diluted earnings per share	$1.09	$0.59	$2.76	$2.22

(1) Options to purchase 90,734 and 136,170 shares of Company common stock were excluded from the computations of diluted earnings per share for the three and nine months ended September 30, 2015, respectively. Options to purchase 96,999 and 82,673 shares of Company common stock were excluded from the computations of diluted earnings per share for the three and nine months ended September 30, 2014, respectively. The options’ exercise prices were greater than the average market price for the common stock, and the effect of including the options would have been antidilutive.

10.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in Company accumulated other comprehensive income (loss) (AOCI) by component (net of income taxes) for the three and nine months ended September 30, 2015 and 2014, are presented below:

(In thousands)	Foreign Currency Translation Adjustments	Defined Benefit Pension Plan Adjustments	Cash Flow Hedge Adjustments	Total
Balance at June 30, 2014	$(7,112)	$(17,852)	$119	$(24,845)
Other comprehensive income before reclassifications	(19,546)	—	—	(19,546)
Amounts reclassified from AOCI	—	429	2	431
Net current-period other comprehensive income	(19,546)	429	2	(19,115)
Balance at September 30, 2014	$(26,658)	$(17,423)	$121	$(43,960)

Balance at June 30, 2015	$(62,111)	$(39,650)	$92	$(101,669)
Other comprehensive income before reclassifications	(19,750)	—	(16)	(19,766)
Amounts reclassified from AOCI	—	722	2	724
Net current-period other comprehensive income	(19,750)	722	(14)	(19,042)
Balance at September 30, 2015	$(81,861)	$(38,928)	$78	$(120,711)

Balance at December 31, 2013	$(10,971)	$(18,672)	$115	$(29,528)
Other comprehensive income before reclassifications	(15,687)	—	—	(15,687)
Amounts reclassified from AOCI	—	1,249	6	1,255
Net current-period other comprehensive income	(15,687)	1,249	6	(14,432)
Balance at September 30, 2014	$(26,658)	$(17,423)	$121	$(43,960)

Balance at December 31, 2014	$(42,914)	$(41,149)	$118	$(83,945)
Other comprehensive income before reclassifications	(38,947)	—	(43)	(38,990)
Amounts reclassified from AOCI	—	2,221	3	2,224
Net current-period other comprehensive income	(38,947)	2,221	(40)	(36,766)
Balance at September 30, 2015	$(81,861)	$(38,928)	$78	$(120,711)

Information regarding the reclassifications out of AOCI for the three and nine months periods ended September 30, 2015 and 2014, is displayed below:

(In thousands)	Amount Reclassified from AOCI (a)
AOCI Components	Three Months Ended September 30		Nine Months Ended September 30		Affected Line Item in Consolidated Statements of Income
	2015	2014	2015	2014
Amortization of defined benefit pension actuarial losses	$(1,149)	$(692)	$(3,538)	$(2,015)	(b)
	427	263	1,317	766	Tax benefit
	$(722)	$(429)	$(2,221)	$(1,249)	Net of tax
Gains and losses on cash flow hedges:
Interest rate contracts	$(6)	$(6)	$(16)	$(20)	Interest, net
Foreign exchange contracts	2	2	7	7	Cost of sales
	(4)	(4)	(9)	(13)	Total before tax
	2	2	6	7	Tax benefit
	$(2)	$(2)	$(3)	$(6)	Net of tax
Total reclassifications for the period	$(724)	$(431)	$(2,224)	$(1,255)	Net of tax

(a)	Amounts in parentheses denote expense to statement of income.
(b)	This component of accumulated other comprehensive income is included in the computation of net periodic benefit cost (see Note 8 for additional details).

11.	SEGMENT REPORTING

The Company has three reportable segments: Surfactants, Polymers and Specialty Products.  Net sales by segment for the three and nine months ended September 30, 2015 and 2014, were as follows:

(In thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
Segment Net Sales
Surfactants	$290,830	$318,486	$921,124	$987,957
Polymers	134,726	152,955	377,703	420,332
Specialty Products	18,455	19,988	58,049	64,693
Total	$444,011	$491,429	$1,356,876	$1,472,982

Segment operating income and reconciliations of segment operating income to consolidated income before income taxes for the three and nine months ended September 30, 2015 and 2014, are summarized below:

(In thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
Segment Operating Income
Surfactants	$21,762	$11,115	$79,758	$48,692
Polymers	24,588	18,268	62,802	47,538
Specialty Products	(268)	3,029	3,498	10,600
Segment operating income	46,082	32,412	146,058	106,830
Unallocated corporate expenses (1)	(7,288)	(10,159)	(43,491)	(25,140)
Consolidated operating income	38,794	22,253	102,567	81,690
Interest expense, net	(3,837)	(2,846)	(10,760)	(8,824)
Loss from equity in joint ventures	(863)	(1,148)	(3,918)	(3,842)
Other, net	(981)	(31)	(94)	499
Consolidated income before income taxes	$33,113	$18,228	$87,795	$69,523

(1)

Unallocated corporate expenses primarily comprise corporate administrative expenses (e.g., corporate finance, legal, human resources, information systems, deferred compensation and environmental remediation) that are not included in segment operating income and not used to evaluate segment performance.

12.	DEBT

At September 30, 2015, and December 31, 2014, debt comprised the following:

(In thousands)	Maturity Dates	September 30, 2015	December 31, 2014
Unsecured private placement notes
3.95%	2021-2027	$100,000	$—
3.86%	2019-2025	100,000	100,000
4.86%	2017-2023	65,000	65,000
5.88%	2016-2022	40,000	40,000
5.69%	2015-2018	22,857	22,857
6.86%	2015	—	4,284
Unsecured U.S. bank debt	2019	—	20,000
Debt of foreign subsidiaries
Unsecured bank debt, foreign currency	2015	7,892	12,043
Unsecured bank term loan, foreign currency	2021	3,993	4,840
Secured bank term loan, foreign currency	2015	—	2,723
Secured bank debt, foreign currency	2015	1,211	1,638
Unsecured bank debt, U.S. dollars	2015	500	546
Total debt		$341,453	$273,931
Less current maturities		21,671	27,034
Long-term debt		$319,782	$246,897

On July 10, 2015, the Company completed a new $100,000,000 unsecured private placement loan. This loan bears interest at a fixed rate of 3.95% with interest to be paid semi-annually and with equal annual principal payments beginning on July 10, 2021, and continuing through final maturity on July 10, 2027.  The proceeds of this loan are being used primarily for capital expenditures, to pay down existing debt in accordance with normal payment schedules and for other corporate purposes. This loan agreement requires the maintenance of certain financial ratios and covenants that are substantially identical to the Company’s existing long-term debt and customary events of default.

The Company has a committed $125,000,000 multi-currency revolving credit agreement that expires on July 10, 2019.  The Company maintains standby letters of credit under its workers’ compensation insurance agreements and for other purposes, as needed from time to time, which are issued under the revolving credit agreement. As of September 30, 2015, the Company had outstanding letters of credit totaling $4,952,000 and no outstanding debt under this agreement. There was $120,048,000 available under the revolving credit agreement as of September 30, 2015.

The various loan agreements contain provisions which, among others, require maintenance of certain financial ratios and place limitations on additional debt, investments and payment of dividends. Based on the loan agreement provisions that place limitations on dividend payments, unrestricted retained earnings (i.e., retained earnings available for dividend distribution) were $118,427,000 and $88,684,000 at September 30, 2015 and December 31, 2014, respectively.

13.	OTHER, NET

Other, net in the consolidated statements of income included the following:

(In thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
Foreign exchange gains (losses)	$(79)	$(233)	$20	$(531)
Investment income	33	14	179	287
Realized and unrealized gains (losses) on investments	(935)	188	(293)	743
Other, net	$(981)	$(31)	$(94)	$499

14.	SALE OF PRODUCT LINE

In January 2015, the Company sold its specialty polyurethane systems product line (kits) to J6 Polymers, LLC (J6) for cash of $3,262,000. Kits were part of the Company’s Polymers segment and accounted for approximately $2,800,000 of the Company’s 2014 net sales. The sale of kits included inventory as well as customer and supplier lists, formulations, manufacturing procedures and all other intellectual property associated with the manufacturing and selling of kits. As a result of the sale, Company operating income for the nine months ended September 30, 2015, includes a gain of $2,862,000. The gain was attributed to the Polymer segment. J6 is a business wholly-owned and operated by members of the immediate family of Robert J. Wood, a former Company executive who retired from the Company in April 2014. Mr. Wood is a managing member of J6.

15.	BUSINESS RESTRUCTURING

2014 Restructuring

In the fourth quarter of 2014, a restructuring plan was approved that affected certain Company functions, principally the research and development function and to a lesser extent product safety and compliance and plant site accounting functions (primarily affecting the Surfactants segment). The objective of the plan was to better align staffing resources with the needs of the Company’s diversification and growth initiatives. In implementing the plan, management offered a voluntary retirement incentive to employees of the affected functions. By December 31, 2014, 13 employees accepted the voluntary termination incentive. As a result, the Company recognized a $1,722,000 charge against income in the fourth quarter ended December 31, 2014. Although the Company may realize some short-term cost savings from the action, the restructuring was not considered a cost savings initiative but rather an opportunity to create some staffing flexibility to reposition roles to meet changing business needs. The severance payouts were completed by June 30, 2015. Other costs for the restructuring were not material.

Below is a reconciliation of the beginning and ending balances of the restructuring liability:

(In thousands)	Severance Expense
Restructuring liability at December 31, 2014	$1,722
Amounts paid	(1,695)
Foreign currency translation	(18)
Expense adjustment	(9)
Restructuring liability at September 30, 2015	$—

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

Below is a reconciliation of the beginning and ending balances of the restructuring liability:

(In thousands)	Severance Expense
Restructuring liability at December 31, 2013	$1,040
Amounts paid in 2014	(420)
Foreign currency translation in 2014	(57)
Restructuring liability at December 31, 2014	$563
Amounts paid	(338)
Foreign currency translation	(39)
Restructuring liability at March 31, 2015	$186
Amounts paid	(96)
Foreign currency translation	4
Restructuring liability at June 30, 2015	$94
Amounts paid	(23)
Foreign currency translation	(5)
Restructuring liability at September 30, 2015	$66

In connection with the planned business restructuring, the Company reduced the useful lives of the manufacturing assets in the affected areas of the Canadian plant. For the nine months ended September 30, 2014, the Company recognized $1,825,000 of accelerated depreciation resulting from the reduction of asset useful lives. The depreciation expense was included in the cost of sales line of the consolidated statement of income.

16.	ACQUISITIONS

Business Acquisition

On June 15, 2015, the Company acquired Procter & Gamble do Brasil S.A.’s (P&G Brazil’s) sulfonation production facility in Bahia, Brazil. The facility is located in northeastern Brazil and has 30,000 metric tons of surfactants capacity. The acquired business is included in Latin American operations of the Company’s Surfactants segment. The new business complements the Company’s existing Vespasiano, Brazil, plant and provides opportunities to serve growing northeastern Brazil. The purchase price was cash of $5,133,000. The acquisition was accounted for as a business combination and, accordingly, the assets acquired and liabilities assumed as part of the acquisition were measured and recorded at their estimated fair values. The purchase included property, plant and equipment valued at $6,007,000 and the assumption of liabilities valued at $874,000.  No intangibles or goodwill were acquired in the business combination. The Company continues to evaluate the purchase price allocation, including the estimated fair values of the assets acquired and liabilities assumed, which may result in adjustments to amounts currently recorded. Other acquisition-related expenses were not material. Post-acquisition financial results for the acquired business were insignificant. Pro forma financial information has not been included because revenues and earnings of the Company would not have been significantly different than reported had the acquisition date been January 1, 2014.

Asset Acquisition

On September 28, 2015, the Company closed on its previously announced agreement to purchase select chemical manufacturing assets from The Sun Products Corporation’s Pasadena, Texas, manufacturing site, and the Company exercised its previously announced option to purchase the land at this site.  The Company intends to redeploy the manufacturing assets as needed to reduce future capital expenditures and is evaluating alternatives for the use of the land. The purchase price of the land and manufacturing assets was $13,000,000 cash, of which $3,377,000 was allocated to land and $9,623,000 was allocated to manufacturing assets.

17.	ALLOWANCE FOR DOUBTFUL ACCOUNTS

On September 30, 2014, a major Polymer segment customer filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. The Company increased its allowance for doubtful accounts by $3,425,000, which was the full receivable balance due from the affected customer at September 30, 2014. The charge for the increase in the allowance for doubtful accounts was included in selling expenses for the three- and nine-month periods ended September 30, 2014.

18.	RECENT ACCOUNTING PRONOUNCEMENTS

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The new update was later amended by ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The standard, which is the result of a joint project by the FASB and the International Accounting Standards Board, outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. In addition, the ASU requires expanded disclosures about revenue recognition that enable the users of the financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. ASU No. 2014-09 supersedes most of the previous revenue recognition guidance. For public entities, the new guidance, as amended, is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. An entity may use either a full retrospective or a modified retrospective approach to adopt the requirements of the new standard. The Company continues the process of determining the effects, if any, that adoption of ASU No. 2014-09 will have on Company financial position, results of operations and cash flows.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30):  Simplifying the Presentation of Debt Issuance Costs.  The amendments in this update change the presentation of debt issuance costs in financial statements. Under this ASU, an entity will be required to present debt issuance costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is to be reported as interest expense. The guidance in ASU No. 2015-03 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is allowed for financial statements that have not been previously issued. The new guidance is to be applied retrospectively to all prior periods. Upon adoption of ASU No. 2015-03, the Company will reclassify its debt issuance costs from the other non-current assets line of the consolidated balance sheet to the long-term, and where applicable, current maturities of long-term debt lines. Adoption of the update is not expected to have an effect on the Company’s results of operations or cash flows. In August 2015, the FASB issued ASU No. 2015-15, Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements—Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting (SEC Update which) that sets forth additional guidance from the SEC regarding debt issuance costs associated with line-of-credit arrangements, which ASU No. 2015-03 does not address. The SEC has stated that given the absence of authoritative guidance for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The SEC’s guidance is not expected to have an effect on the Company’s financial position, results of operations or cash flows.

In April 2015, the FASB issued ASU No. 2015-05, Intangibles - Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.  This ASU provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The amendments in ASU No. 2015-05 will be effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. An entity can elect to adopt the amendments either prospectively to all arrangements entered into or materially modified after the effective date or retrospectively. Based on the Company’s current cloud computing arrangements, the Company does not believe that adoption of ASU No. 2015-05 will have a material effect on the Company’s financial position, results of operations and cash flows.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330), Simplifying the Measurement of Inventory, which requires an entity to measure inventory within the scope of the update at the lower of cost and net realizable value. Prior guidance required inventory to be measured at the lower of cost or market. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. For public entities, ASU No. 2015-11 is effective prospectively for annual periods beginning after December 15, 2016, and interim periods therein. Early adoption is permitted. Adoption of ASU No. 2015-11 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805), Simplifying the Accounting for Measurement-Period Adjustments. The update requires that the acquirer in a business combination recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined (not retrospectively as with prior guidance). Additionally, the acquirer must record in the same period’s financial statements the effect on earnings of changes in depreciation, amortization or other income effects as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the time of acquisition. The acquiring entity is required to disclose, on the face of the financial statements or in the footnotes to the financial statements, the portion of the amount recorded in current period earnings, by financial statement line item, that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The guidance in ASU No. 2015-16 is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. Earlier application is permitted for financial statements that have not been issued. Adoption of ASU No. 2015-16 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

19.	SUBSEQUENT EVENT

In October 2015, the Company and its partner, Nalco Company (a subsidiary of Ecolab Inc.), made the decision to dissolve their equally owned and operated TIORCO LLC enhanced oil recovery joint venture. The process to wind down operations and dissolve the venture is expected to occur during the fourth quarter of 2015. The Company currently estimates that it expects to record a fourth quarter 2015 charge of between $3,000,000 and $4,000,000 on a pre-tax basis to dissolve the joint venture and to restructure the Company’s enhanced oil recovery efforts.

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

Overview

The Company produces and sells intermediate chemicals that are used in a wide variety of applications worldwide. The overall business comprises three reportable segments:

•

Surfactants – Surfactants, which accounted for 68 percent of consolidated net sales for the first nine months of 2015, are principal ingredients in consumer and industrial cleaning products such as detergents for washing clothes, dishes, carpets, floors and walls, as well as shampoos and body washes. Other applications include fabric softeners, germicidal quaternary compounds, lubricating ingredients, emulsifiers for spreading agricultural products and industrial applications such as latex systems, plastics and composites. Surfactants are manufactured at six North American sites (five in the U.S. and one in Canada), three European sites (United Kingdom, France and Germany), four Latin American sites (Mexico, Colombia and two sites in Brazil) and two Asian sites (Philippines and Singapore). The Company also holds a 50 percent ownership interest in a joint venture, TIORCO, LLC (TIORCO), that markets chemical solutions for increasing the production of crude oil and natural gas from existing fields (enhanced oil recovery or EOR). The joint venture is accounted for under the equity method, and its financial results are excluded from surfactant segment operating results. Sales and related profits of the Company’s surfactants to enhanced oil recovery customers are included in surfactants segment results. See the ‘Outlook’ section of this MD&A for additional information about TIORCO.

•

Polymers – Polymers, which accounted for 28 percent of consolidated net sales for the first nine months of 2015, include polyurethane polyols, polyester resins and phthalic anhydride.  Polyurethane polyols are used in the manufacture of rigid foam for thermal insulation in the construction industry and are also a base raw material for coatings, adhesives, sealants and elastomers (collectively CASE products) and flexible foams. Polyester resins, which include liquid and powdered products, are used in CASE and polyurethane systems house applications. CASE, polyester resins and flexible foam are collectively referred to as specialty polyols. Phthalic anhydride is used in unsaturated polyester resins, alkyd resins and plasticizers for applications in construction materials and components of automotive, boating and other consumer products. In addition, the Company uses phthalic anhydride internally in the production of polyols.  In the U.S., polyurethane polyols and phthalic anhydride are manufactured at the Company’s Millsdale, Illinois, site and specialty polyols are manufactured at the Company’s Columbus, Georgia, site. In Europe, polyols are manufactured at the Company’s subsidiary in Germany and specialty polyols are manufactured at the Company’s Poland subsidiary. In Asia, polyols are currently toll produced for the Company’s 80-percent owned joint venture in Nanjing, China. The Company is building a new plant in Nanjing that is expected to be operational in the first half of 2016.

•

Specialty Products – Specialty products, which accounted for 4 percent of consolidated net sales for the first nine months of 2015, include flavors, emulsifiers and solubilizers used in food, flavoring, nutritional supplement and pharmaceutical applications. Specialty products are primarily manufactured at the Company’s Maywood, New Jersey, site and, in some instances, at outside contractors.

Supply Agreement and Asset Acquisition

In July 2015, the Company signed a long-term supply agreement with The Sun Products Corporation (SUN).  Under this agreement the Company will supply SUN's anionic surfactant requirements for laundry in North America.  The agreement commenced in the third quarter of 2015. The demand from this agreement is being serviced from the Company’s existing North American manufacturing assets. The supply agreement was made possible due to the strength of the Company’s sulfonation expertise and North American supply network that provide SUN with multiple source locations and increased surfactant flexibility. This agreement should enable the Company to significantly improve its North American capacity utilization.

In September, the Company closed on the previously announced agreement to purchase select chemical manufacturing assets from SUN's Pasadena, Texas manufacturing site. An option to purchase the land at this site was also exercised. See Note 16 to the condensed consolidated financial statements for further information regarding the asset purchase.

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

	Income (Expense)
	For the Three Months Ended September 30
(In millions)	2015	2014	Change
Deferred Compensation (Administrative expense)	$6.9	$4.1	$2.8	(1)
Realized/Unrealized Gains on Investments (Other, net)	(0.8)	0.2	(1.0)
Investment Income (Other, net)	0.1	0.1	-
Pretax Income Effect	$6.2	$4.4	$1.8

	Income (Expense)
	For the Nine Months Ended September 30
(In millions)	2015	2014	Change
Deferred Compensation (Administrative expense)	$(1.2)	$9.8	$(11.0)	(1)
Realized/Unrealized Gains on Investments (Other, net)	(0.2)	0.7	(0.9)
Investment Income (Other, net)	0.2	0.3	(0.1)
Pretax Income Effect	$(1.2)	$10.8	$(12.0)

(1)	See the Corporate Expenses section of this management’s discussion and analysis for details regarding the quarter-over-quarter change in deferred compensation expense.

Effects of Foreign Currency Translation

The Company’s foreign subsidiaries transact business and report financial results in their respective local currencies. As a result, foreign subsidiary income statements are translated into U.S. dollars at average foreign exchange rates appropriate for the reporting period. Because foreign exchange rates fluctuate against the U.S. dollar over time, foreign currency translation affects period-to-period comparisons of financial statement items (i.e., because foreign exchange rates fluctuate, similar period-to-period local currency results for a foreign subsidiary may translate into different U.S. dollar results). The following table presents the effects that foreign currency translation had on the period-over-period changes in consolidated net sales and various income line items for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30
				(Decrease)
(In millions)	2015	2014	Increase (Decrease)	Due to Foreign Translation
Net Sales	$444.0	$491.4	$(47.4)	$(38.7)
Gross Profit	77.6	65.1	12.5	(6.5)
Operating Income	38.8	22.3	16.5	(4.1)
Pretax Income	33.1	18.2	14.9	(3.7)

	Nine Months Ended September 30
				(Decrease)
(In millions)	2015	2014	Increase (Decrease)	Due to Foreign Translation
Net Sales	$1,356.9	$1,473.0	$(116.1)	$(101.9)
Gross Profit	233.6	199.7	33.9	(16.5)
Operating Income	102.6	81.7	20.9	(10.2)
Pretax Income	87.8	69.5	18.3	(9.5)

RESULTS OF OPERATIONS

Three Months Ended September 30, 2015 and 2014

Summary

Net income attributable to the Company for the third quarter of 2015 increased 85 percent to $24.9 million, or $1.09 per diluted share, from $13.5 million, or $0.59 per diluted share, for the third quarter of 2014. Below is a summary discussion of the major factors leading to the quarter-over-quarter changes in net sales, profits and expenses.  A detailed discussion of segment operating performance for the third quarter of 2015 follows the summary.

Consolidated net sales declined $47.4 million, or 10 percent, between quarters. Sales volume increased seven percent, which had a $33.4 million favorable effect on the quarter-over-quarter change in net sales. The Surfactants and Polymers segments accounted for the consolidated sales volume improvement, growing eight percent and four percent, respectively. The Surfactants volume gain included new sales resulting from the Company’s previously announced long-term supply agreement with SUN. Sales volumes for the Specialty Products segment declined six percent. The impact of increased consolidated sales volume was more than offset by reduced selling prices and the unfavorable effects of foreign currency translation, which negatively affected the quarter-over-quarter net sales change by $42.1 million and $38.7 million, respectively. The decreased selling prices were primarily attributable to lower raw material costs. The unfavorable foreign currency translation effect reflected a stronger U.S. dollar against all currencies for countries where the Company has foreign operations.

Operating income for the third quarter of 2015 increased $16.5 million, or 74 percent, over operating income reported for the third quarter of last year. The effects of foreign currency translation negatively affected the quarter-over-quarter operating income change by $4.1 million. Gross profit increased $12.5 million, or 19 percent, largely due to improved results for Surfactants and Polymers, partially offset by reduced profit for Specialty Products and $6.5 million of unfavorable currency translation effect.

Operating expenses declined $4.0 million, or nine percent, between quarters. The effects of foreign currency translation accounted for $2.4 million of the decrease. Changes in the individual income statement line items that comprise the Company’s operating expenses were as follows:

•

Administrative expenses declined $2.8 million, or 19 percent, quarter over quarter due to a decrease in legal and environmental expenses ($4.0 million) and a quarter-over-quarter increase in deferred compensation income ($2.8 million) partially offset by increased fringe benefits ($1.2 million), expatriate support ($0.7 million), consulting ($0.6 million), talent acquisition/relocation ($0.5 million) and the accumulation of a number of smaller expense increases. With respect to the decline in legal and environmental expenses, third quarter 2014 administrative expenses included a $4.3 million charge to increase the remediation liability for the Company’s Maywood, New Jersey, site. The increase in deferred compensation income reflected a larger decline in the value of Company common stock in the third quarter of 2015 than in the same quarter of 2014 (see the ‘Overview’ and ‘Corporate Expenses’ sections of this MD&A for further details).

Higher incentive-based compensation (i.e., bonus, profit sharing and stock-based compensation) and group insurance costs accounted for the increase in fringe benefit expenses. The increase in consulting expenses was primarily related to outside advisory fees for services supporting the Company’s ongoing initiative (referred to as ‘DRIVE’ within the Company) to improve efficiency across the Company’s global organization. The effects of foreign currency translation accounted for $1.1 million of the quarter-over-quarter operating expense reduction.

•

Selling expenses declined $2.8 million, or 17 percent, quarter over quarter largely due to lower bad debt expense partially offset by higher U.S. fringe benefit expenses ($1.1 million).  Third quarter 2014 selling expenses included a $3.4 million bad debt charge for a Polymer customer that filed for bankruptcy protection. Higher incentive-based compensation and group insurance costs accounted for the increase in fringe benefit expenses. The effects of foreign currency translation accounted for $1.0 million of the quarter-over-quarter operating expense reduction.

•

Research, development and technical service (R&D) expenses increased $1.5 million, or 14 percent, quarter over quarter largely due to higher incentive-based compensation and group insurance expenses. The effects of foreign currency translation reduced the quarter-over-quarter operating expense increase by $0.4 million.

Net interest expense for the third quarter of 2015 increased $1.0 million, or 35 percent, over net interest expense for the third quarter of 2014. The increase was due to higher average debt levels resulting from a new $100.0 million unsecured private placement note agreement entered into in July 2015. See Note 12 to the condensed consolidated financial statements for further information regarding the new debt.

Other, net was $1.0 million of expense for the third quarter of 2015 compared to expense of less than $0.1 million for the same period of 2014. The Company posted $0.9 million of investment losses (including realized and unrealized gains and losses) for the Company’s deferred compensation and supplemental defined contribution mutual fund assets in the third quarter of 2015 compared to

$0.2 million of income in last year’s third quarter. Additionally, the Company reported foreign exchange losses of $0.1 million in the third quarter of 2015 compared to a $0.2 million of loss in the third quarter of 2014.

The effective tax rate was 24.7 percent for the third quarter of 2015 compared to 26.0 percent for the third quarter of 2014. The decrease was primarily attributable to changes in the geographic mix of income and a non-recurring U.S. tax credit recorded in the third quarter of 2015.  This decrease was partially offset by certain U.S. tax benefits which as a percentage of consolidated income had a less favorable impact on the effective tax rate for the third quarter of 2015. The effective tax rates for the third quarter of 2015 and 2014 do not include the impact of the U.S. federal research and development credit.  The credit has not yet been re-enacted in 2015, and in 2014 the research and development credit was enacted in the fourth quarter.

Segment Results

	For the Three Months Ended
(In thousands)	September 30,	September 30,	Increase	Percent
Net Sales	2015	2014	(Decrease)	Change
Surfactants	$290,830	$318,486	$(27,656)	-9
Polymers	134,726	152,955	(18,229)	-12
Specialty Products	18,455	19,988	(1,533)	-8
Total Net Sales	$444,011	$491,429	$(47,418)	-10

	For the Three Months Ended
(In thousands)	September 30,	September 30,	Increase	Percent
Operating Income	2015	2014	(Decrease)	Change
Surfactants	$21,762	$11,115	$10,647	96
Polymers	24,588	18,268	6,320	35
Specialty Products	(268)	3,029	(3,297)	-109
Segment Operating Income	$46,082	$32,412	$13,670	42
Corporate Expenses, Excluding Deferred Compensation	$14,210	$14,249	$(39)	0
Deferred Compensation Expense (Income)	(6,922)	(4,090)	(2,832)	69
Total Corporate Expenses	$7,288	$10,159	$(2,871)	-28
Total Operating Income	$38,794	$22,253	$16,541	74

Surfactants

Surfactants net sales for the third quarter of 2015 declined $27.7 million, or nine percent, from net sales for the third quarter of 2014. Sales volume increased eight percent between years, which had a $25.2 million positive effect on the quarter-over-quarter net sales change. All regional operations except Asia contributed to the sales volume increase. Foreign currency translation and lower selling prices had negative effects of $29.3 million and $23.6 million, respectively, on the net sales change. Compared to the year-ago quarter, the U.S. dollar was stronger against all currencies of the segment’s foreign operations. Lower costs for major raw materials led to the decreases in selling prices. A quarter-over-quarter comparison of net sales by region follows:

	For the Three Months Ended
(In thousands)	September 30, 2015	September 30, 2014	Increase (Decrease)	Percent Change
North America	$173,568	$190,920	$(17,352)	-9
Europe	64,795	71,421	(6,626)	-9
Latin America	37,534	41,364	(3,830)	-9
Asia	14,933	14,781	152	1
Total Surfactants Segment	$290,830	$318,486	$(27,656)	-9

Net sales for North American operations declined nine percent between quarters. Sales volume improved six percent, which favorably affected the quarter-over-quarter change in net sales by $11.6 million. The effect of the increased sales volume was more than offset by a 13 percent decline in selling prices and the unfavorable impact of foreign currency translation, which negatively affected the change in net sales by $26.7 million and $2.3 million, respectively. The increase in sales volume was driven by additional volumes for products with laundry and cleaning applications resulting from the Company’s previously announced long-term supply agreement with SUN. Sales volumes were down for products used in oil field applications. The decline in oil field sales volume reflected lower sales to EOR customers due to lower crude oil prices. The decline in sales prices primarily reflected decreased raw material costs. The foreign currency effect reflected a stronger U.S. dollar relative to the Canadian dollar.

Net sales for European operations declined nine percent quarter over quarter. Sales volume was up six percent, resulting in a $4.5 million quarter-over-quarter increase in net sales. The sales volume impact was more than offset by the unfavorable effects of foreign currency translation ($9.7 million). An increase in sales of laundry and cleaning and agricultural chemical products, due to stronger quarter-over-quarter demand from existing customers and new business, led to the improvement in sales volume. A stronger U.S. dollar against the European euro and British pound sterling led to the foreign currency translation result. The reduced selling prices primarily resulted from lower raw material costs.

Net sales for Latin American operations declined nine percent. Sales volume was up 21 percent, which had an $8.6 million favorable effect on the quarter-over-quarter change in net sales. Selling prices increased nine percent on average, which favorably impacted net sales by $4.3 million. The positive impacts of sales volume and selling prices were more than offset by an unfavorable $16.7 million effect of foreign currency translation. Higher sales volume for Brazil operations accounted for most of the increased Latin American sales volume. The Brazil sales volume improvement was primarily attributable to increased demand for consumer products and to new business gained as a result of the P&G Brazil acquisition finalized in the second quarter of 2015. The foreign currency translation effect resulted from the quarter-over-quarter weakening of the Brazilian real and Colombian and Mexican pesos against the U.S. dollar.

Net sales for Asian operations increased one percent primarily due to increased selling prices that more than offset the effects of foreign currency translation and a one percent sales volume decline. The sales volume decline reflected lower sales out of the region’s Singapore plant largely offset by increased sales volume from the Philippines plant.

Surfactants operating income for the third quarter of 2015 increased $10.6 million, or 96 percent, over operating income for the third quarter of 2014.  Gross profit increased $12.1 million, primarily on improved results for North American operations. The effects of foreign currency translation reduced Surfactants quarter-over-quarter gross profit increase by $5.1 million. Operating expenses increased $1.4 million, or seven percent. Quarter-over-quarter comparisons of gross profit by region and total segment operating expenses and operating income follow:

	For the Three Months Ended
(In thousands)	September 30, 2015	September 30, 2014	Increase (Decrease)	Percent Change
Gross Profit
North America	$27,858	$17,531	$10,327	59
Europe	7,473	5,752	1,721	30
Latin America	6,316	4,968	1,348	27
Asia	3,006	4,327	(1,321)	-31
Surfactants Segment Gross Profit	$44,653	$32,578	$12,075	37
Operating Expenses	22,891	21,463	1,428	7
Operating Income	$21,762	$11,115	$10,647	96

North American gross profit increased 59 percent quarter over quarter. Improved sales margins and the six percent increase in sales volume drove the increase in gross profit. The improved sales margin reflected an improved sales mix and lower raw material and transportation costs. General freight costs are down between quarters due to lower fuel costs. In addition, last year’s third quarter included higher costs due to a planned infrastructure upgrade at the Anaheim, California, plant that resulted in shifting production to other Company locations.

Gross profit for European operations increased 30 percent between quarters primarily due the effects of the six percent sales volume increase and margin improvements that more than offset a $1.2 million unfavorable effect of foreign currency translation. Lower raw material costs, particularly for laundry and cleaning products, accounted for much of the margin improvement.

Gross profit for Latin American operations increased 27 percent despite a $3.3 million unfavorable effect of foreign currency translation. The gross profit improvement resulted from the 21 percent sales volume improvement, a more profitable mix of sales and higher selling prices.

Asia gross profit declined 31 percent largely due to a less favorable mix of sales.

Operating expenses for the Surfactants segment increased $1.4 million, or seven percent, quarter over quarter. Excluding the effects of foreign currency translation, operating expenses increased $3.3 million. North American operations accounted for $2.1 million of the increase, with the most significant contributor being higher incentive-based compensation expense. The remainder of the operating expense increase was primarily attributable to higher expenses in Europe and Latin America, each increasing by $0.5 million.

Polymers

Polymers net sales for the third quarter of 2015 declined $18.2 million, or 12 percent, from net sales for the third quarter of 2014.  Sales volume was up four percent between quarters, which had a $5.5 million favorable effect on the net sales change between quarters. Growth in Europe accounted for most of the sales volume improvement. Lower selling prices and the effects of foreign currency translation negatively impacted the quarter-over-quarter change in net sales by $14.9 million and $8.8 million, respectively. Quarter-over-quarter raw material cost declines led to the decrease in selling prices. The foreign currency translation effect reflected a stronger U.S. dollar against the currencies of the segment’s foreign operations. A quarter-over-quarter comparison of net sales by region follows:

	For the Three Months Ended
(In thousands)	September 30, 2015	September 30, 2014	(Decrease)	Percent Change
North America	$86,135	$99,702	$(13,567)	-14
Europe	42,793	46,767	(3,974)	-8
Asia and Other	5,798	6,486	(688)	-11
Total Polymers Segment	$134,726	$152,955	$(18,229)	-12

Net sales for North American operations declined 14 percent between quarters. A twelve percent decline in selling prices and a two percent drop in sales volume accounted for $11.5 million and $2.1 million, respectively, of the quarter-over-quarter decrease in net sales. Lower raw material costs led to the decline in selling prices. The accumulation of slight volume decreases for a number of major customers accounted for the decline in sales volume.

Net sales for European operations declined eight percent despite a 15 percent sales volume increase. The improved sales volume had a $6.8 million favorable effect on the quarter-over-quarter change in net sales. The effect of higher sales volume was more than offset by an $8.3 million unfavorable impact of foreign currency translation resulting from a stronger U.S. dollar relative to the European euro. A five percent decrease in selling prices, reflecting lower raw material costs, contributed $2.5 million to the quarter-over-quarter net sales decrease. The sales volume improvement was driven by continued growth in sales volume of polyols used in rigid foam insulation and insulated metal panels.

Net sales for Asia and Other operations declined 11 percent quarter over quarter. Sales volume increased seven percent, which favorably impacted the quarter-over quarter change in net sales by $0.5 million. The effect of higher sales volume was more than offset by a 10 percent decrease in selling prices and the effects of foreign currency translation, which unfavorably impacted the net sales change by $0.7 million and $0.5 million, respectively. The sales volume improvement resulted from higher sales volume to customers in Asia and Brazil. The Company continues to supply customers in China and other parts of Asia with product imported from other Company plants and local manufacturers. This outsourcing is expected to continue until construction of the new plant in China is complete, which is currently projected to be in the first half of 2016.

Polymers operating income for the third quarter of 2015 increased $6.3 million, or 35 percent, over operating income for the third quarter of 2014. The effects of lower raw material costs, the four percent sales volume increase and reduced 2015 bad debt expense, partially offset by a $1.0 million unfavorable effect of foreign currency translation, led to the improvement in operating income. Last year’s bad debt expense included a $3.4 million charge for a phthalic anhydride customer that filed for bankruptcy protection. Quarter-over-quarter comparisons of gross profit by region and total segment operating expenses and operating income follow:

	For the Three Months Ended
(In thousands)	September 30, 2015	September 30, 2014	Increase (Decrease)	Percent Change
Gross Profit
North America	$24,637	$22,422	$2,215	10
Europe	6,586	5,286	1,300	25
Asia and Other	780	389	391	101
Polymers Segment Gross Profit	$32,003	$28,097	$3,906	14
Operating Expenses	7,415	9,829	(2,414)	-25
Operating Income	$24,588	$18,268	$6,320	35

Gross profit for North American operations increased 10 percent quarter over quarter. The favorable effects of lower raw material costs and a more favorable mix of sales more than offset the impact of the two percent sales volume decline.

Gross profit for European operations increased 25 percent primarily due to the 15 percent increase in sales volume and to lower raw material costs. The unfavorable effects of foreign currency negatively impacted the quarter-over-quarter change in gross profit by $1.3 million.

The increase in gross profit for Asia and Other operations was due to the seven percent increase in sale volume and a more favorable sales mix.

Operating expenses for the polymers segment declined $2.4 million, or 25 percent, quarter over quarter. Third quarter 2014 expenses included a $3.4 million bad debt charge for a phthalic anhydride customer that filed for bankruptcy protection. The lower quarter-over-quarter bad debt expense was partially offset by higher U.S. salaries and incentive-based compensation expenses.

Specialty Products

Net sales for the third quarter of 2015 declined $1.5 million, or eight percent, from net sales for the third quarter of 2014. A six percent decrease in sales volume and the unfavorable effects of foreign currency translation unfavorably affected the quarter-over-quarter net sales change by $1.2 million and $0.7 million, respectively. The sales volume decline was primarily attributable to normal, recurring order timing differences by food and flavoring product customers.  Operating income decreased $3.0 million quarter over quarter due to lower sales volume and margins. The decreased margins reflected higher raw material costs that could not fully be passed on to customers due to competitive pressures.

Corporate Expenses

Corporate expenses, which comprise deferred compensation and other operating expenses that are not allocated to the reportable segments, declined $2.9 million to $7.3 million for the third quarter of 2015 from $10.2 million for the third quarter of 2014. Large contributors to the quarter-over-quarter decrease in corporate expenses included lower environmental remediation ($4.2 million) and deferred compensation ($2.8 million) expenses, partially offset by higher fringe benefit ($1.2 million), expatriate support ($0.7 million), consulting ($0.6 million), talent acquisition/relocation ($0.5 million) expenses and the accumulation of a number of smaller expense increases.

With respect to the decline in environmental remediation expenses, the third quarter of 2014 included a $4.3 million charge to increase the best estimate of the remediation liability for the Company’s Maywood site. The U.S. Environmental Protection Agency’s issuance of its record of decision for soil remediation at that site led to the liability increase.

Deferred compensation was $6.9 million of income for the third quarter of 2015 compared to $4.1 million of income for the same quarter of 2014. The change between quarters reflected a $12.50 per share decline in the value of Company common stock in the third quarter of 2015 compared to an $8.48 per share decrease for the third quarter of last year. The following table presents the quarter-end Company common stock market prices used in the computation of deferred compensation results:

	2015		2014
	September 30	June 30	September 30	June 30
Company Stock Price	$41.61	$54.11	$44.38	$52.86

Quarter-over-fringe benefit expenses were higher primarily due to increased incentive-based compensation expenses. The increase in consulting expenses was primarily related to the Company’s ongoing DRIVE initiative to improve efficiency across the Company’s global organization.

Nine Months Ended September 30, 2015 and 2014

Summary

Net income attributable to the Company for the first three quarters of 2015 increased 24 percent to $63.1 million, or $2.76 per diluted share, from $50.9 million, or $2.22 per diluted share, for the first three quarters of 2014. Below is a summary discussion of the major factors leading to the year-over-year changes in net sales, profits and expenses.  A detailed discussion of segment operating performance for the first three quarters of 2015 follows the summary.

Consolidated net sales declined $116.1 million, or eight percent, between years. A four percent increase in sales volume favorably affected the year-over-year net sales change by $51.8 million. The Surfactants and Polymers segments accounted for the consolidated sales volume improvement, growing four percent each. Sales volumes for the specialty products segment declined five percent. The positive effect of increased sales volume was more than offset by the unfavorable effects of foreign currency translation and lower selling prices, which accounted for $101.9 million and $66.0 million, respectively, of the year-over-year net sales decline. The unfavorable foreign currency translation effect reflected a stronger U.S. dollar against all currencies of countries where the Company has foreign operations. Lower raw material costs led to the decrease in selling prices.

Operating income for the first three quarters of 2015 increased $20.9 million, or 26 percent, over operating income reported for the same period of 2014. Increased deferred compensation expense and the effects of foreign currency translation negatively affected the year-over-year operating income change by $11.0 million and $10.2 million, respectively. Included in the 2015 results was a $2.9 million gain on the divestiture of the Company’s specialty polyurethane systems product line (part of the Polymers segment). See Note 14 to the condensed consolidated financial statements for additional information regarding the sale. Gross profit increased $33.8 million, or 17 percent, due to improved results for Surfactants and Polymers that more than compensated for a $16.5 million unfavorable impact of foreign currency translation.

Operating expenses increased $15.8 million, or 13 percent, between years. The favorable effects of foreign currency translation reduced the year-over-year operating expense increase by $6.3 million. The following summarizes the changes in the individual income statement line items that comprise the Company’s operating expenses:

•

Administrative expenses increased $17.1 million, or 45 percent, year over year due to increases for deferred compensation ($11.0 million), consulting ($2.9 million), fringe benefits ($2.4 million), talent acquisition/relocation ($1.6 million), salaries ($0.6 million) and the accumulation of a number of smaller expense increases. In addition, expenses are up $1.1 million in China, where a new plant is being constructed. Partially offsetting the increases were lower environmental remediation expenses ($3.6 million) and the favorable effects of foreign currency translation ($2.8 million).

Deferred compensation expense was higher year over year as the value of Company common stock increased in the first three quarters of 2015 compared to a decline in value for the first nine months of 2014. (see the ‘Overview’ and ‘Corporate Expenses’ sections of this MD&A for further details). The increase in consulting expenses was related to the Company’s ongoing DRIVE initiative. Higher incentive-based compensation and group insurance costs accounted for the increase in fringe benefit expenses. With respect to the decline in environmental remediation expenses, 2014 included a $4.3 million charge to increase the remediation liability for the Company’s Maywood, New Jersey, site.

•

Selling expenses declined $3.2 million, or seven percent, year over year due to a reduction in bad debt expense and the favorable impact of foreign currency translation ($2.5 million) partially offset by an increase in U.S. fringe benefit expenses ($2.3 million). Prior year bad debt expense included a $3.4 million charge for a Polymer customer that filed for bankruptcy protection. Increased incentive-based compensation and group insurance expenses accounted for most of the higher fringe benefit expenses.

•

R&D expenses increased $1.9 million, or five percent, year over year primarily due to higher fringe benefit expenses ($2.6 million) partially offset by the favorable effects of foreign currency translation ($1.0 million). Increased incentive-based compensation and group insurance expenses accounted for most of the higher fringe benefit expenses.

Net interest expense for the first three quarters of 2015 increased $1.9 million, or 22 percent, over net interest expense for the first three quarters of 2014. Higher average debt levels resulting from a new $100.0 million unsecured private placement note agreement entered into in July 2015 was a major contributor to the increase. See Note 12 to the condensed consolidated financial statements for further information regarding the new debt.

Other, net was $0.1 million of expense for the first three quarters of 2015 compared to $0.5 million of income for the first three quarters of 2014.  The Company posted $0.1 million of investment losses (including realized and unrealized gains and losses) for the Company’s deferred compensation and supplemental defined contribution mutual fund assets in the first three quarters of 2015 compared to $1.0 million of income in the same period of last year. The Company reported foreign exchange gains of less than $0.1 million in the first three quarters of 2015 compared to $0.5 million of losses for the first three quarters of 2014.

The effective tax rate was 28.1 percent for the first three quarters of 2015 compared to 26.9 percent for the first three quarters of 2014. The increase was attributable to an unfavorable non-recurring tax charge related to a foreign income tax audit recorded in the second quarter of 2015 and a favorable non-recurring tax benefit related to a foreign transfer pricing adjustment recorded in the second quarter of 2014. The effective tax rates for the first three quarters of 2015 and 2014 do not include the impact of the U.S. federal research and development credit.  The credit has not yet been re-enacted in 2015, and in 2014 the research and development credit was enacted in the fourth quarter.

Segment Results

	For the Nine Months Ended
(In thousands)	September 30,	September 30,		Percent
Net Sales	2015	2014	(Decrease)	Change
Surfactants	$921,124	$987,957	$(66,833)	-7
Polymers	377,703	420,332	(42,629)	-10
Specialty Products	58,049	64,693	(6,644)	-10
Total Net Sales	$1,356,876	$1,472,982	$(116,106)	-8

	For the Nine Months Ended
(In thousands)	September 30,	September 30,	Increase	Percent
Operating Income	2015	2014	(Decrease)	Change
Surfactants	$79,758	$48,692	$31,066	64
Polymers	62,802	47,538	15,264	32
Specialty Products	3,498	10,600	(7,102)	-67
Segment Operating Income	$146,058	$106,830	$39,228	37
Corporate Expenses, Excluding Deferred Compensation	$42,263	$34,895	$7,368	21
Deferred Compensation Expense (Income)	1,228	(9,755)	10,983	-113
Total Corporate Expenses	$43,491	$25,140	$18,351	73
Total Operating Income	$102,567	$81,690	$20,877	26

Surfactants

Surfactants net sales for the first three quarters of 2015 declined $66.8 million, or seven percent, from net sales for the first three quarters of 2014. Sales volume increased four percent between years, which had a $34.9 million positive effect on the year-over-year net sales change. All regions contributed to the sales volume improvement. Foreign currency translation and decreased selling prices had negative effects of $74.4 million and $27.3 million, respectively, on the net sales change. Compared to the first three quarters of last year, the U.S. dollar was stronger against all currencies of the segment’s foreign operations. A year-over-year comparison of net sales by region follows:

	For the Nine Months Ended
(In thousands)	September 30, 2015	September 30, 2014	Increase (Decrease)	Percent Change
North America	$563,119	$602,347	$(39,228)	-7
Europe	200,207	219,533	(19,326)	-9
Latin America	112,050	122,658	(10,608)	-9
Asia	45,748	43,419	2,329	5
Total Surfactants Segment	$921,124	$987,957	$(66,833)	-7

Net sales for North American operations declined seven percent due to a six percent decrease in selling prices and the unfavorable effects of foreign currency translation, which accounted for $33.7 million and $5.6 million, respectively, of the year-over-year net sales decline. Decreased raw material costs led to the drop in selling prices. The foreign currency effect reflected a stronger U.S. dollar relative to the Canadian dollar. Sales volume was up less than one percent between years. Increased sales volumes for laundry and cleaning and personal care products were largely offset by decreased sales volumes for functional surfactants, primarily those used in oil field and agricultural applications, and household, industrial and institutional (HI&I) products. The increase in laundry and cleaning sales volume was largely due to additional volumes resulting from the Company’s previously announced long-term supply agreement with SUN. Personal care sales volumes increased due principally due to higher demand from existing customers. Decreased sales volumes to EOR customers, precipitated by the decline in crude oil prices, led to the decline in oil field sales volume. The decline in agricultural chemicals sales volume was due to customers’ carryover inventory from last year and to farmers’ efforts to reduce spraying costs as a result of lower crop prices.  HI&I sales volume was down mainly due to some lost business.

Net sales for European operations declined nine percent between years. Sales volume was up nine percent, which favorably affected year-over-year net sales by $19.3 million. The sales volume impact was more than offset by the unfavorable effects of foreign currency translation and a two percent decline in selling prices, which accounted for $34.5 million and $4.1 million of the year-over-year net sales decline. An increase in sales of laundry and cleaning and agricultural chemical products, due to stronger demand from existing customers and new business, led to the improvement in sales volume. A stronger U.S. dollar against the European euro and British pound sterling led to the foreign currency translation result.

Net sales for Latin American operations declined nine percent due to a $33.6 million unfavorable effect of foreign currency translation. A ten percent increase in sales volume and an eight percent increase in selling prices offset the foreign currency translation impact by $12.5 million and $10.5 million, respectively. Brazil operations accounted for most of the increased Latin American sales volume, with stronger demand from existing customers and business gained as a result of the P&G Brazil acquisition finalized in the second quarter of 2015. Sales volume was up for Colombia operations but was largely offset by a decline in sales volume in Mexico. The foreign currency translation effect resulted from the year-over-year weakening of the Brazilian real and Colombian and Mexican pesos against the U.S. dollar.

Net sales for Asian operations increased five percent due to increased selling prices and a one percent increase in sales volume, which accounted for $2.4 million and $0.6 million, respectively, of the year-over-year increase in net sales. The unfavorable effects of foreign currency translation offset the effects of higher sales volume and selling prices by $0.7 million.

Surfactants operating income for the first three quarters of 2015 increased $31.1 million, or 64 percent, over operating income for the first three quarters of 2014.  Gross profit increased $31.8 million largely due to better results for North American operations, although all regions except Asia reported improvements. Foreign currency translation reduced the year-over-year gross profit increase by $12.5 million. Year-over-year comparisons of gross profit by region and total segment operating expenses and operating income follow:

	For the Nine Months Ended
(In thousands)	September 30, 2015	September 30, 2014	Increase (Decrease)	Percent Change
Gross Profit
North America	$92,626	$65,861	$26,765	41
Europe	23,651	20,112	3,539	18
Latin America	19,231	15,010	4,221	28
Asia	10,497	13,249	(2,752)	-21
Surfactants Segment Gross Profit	$146,005	$114,232	$31,773	28
Operating Expenses	66,247	65,540	707	1
Operating Income	$79,758	$48,692	$31,066	64

North American gross profit increased 41 percent year over year primarily due to improved operations, sales mix and sales margins. The favorable resolution of a previously recorded customer claim also contributed to the higher gross profit.  The improved sales margin resulted from lower raw material and transportation costs. In 2014, the Company incurred additional transportation expenses due to higher fuel costs and to carrier delays and suboptimal supply chain movements related to the effects of severe winter weather and to a planned infrastructure upgrade at the Anaheim, California, plant that resulted in shifting production to other Company locations. In addition to the foregoing, 2014 gross profit also included $1.8 million of accelerated depreciation related to the Company’s restructuring plan that was approved in the fourth quarter of 2013.

Gross profit for European operations increased 18 percent between years principally due to the nine percent increase in sales volume and sales margin improvement that resulted from a more favorable mix of sales and from raw material cost declines. Foreign currency translation had a $4.5 million unfavorable effect on the year-over-year change in gross profit.

Gross profit for Latin American operations increased 28 percent largely due to a more profitable mix of sales, higher selling prices and the 10 percent increase in sales volume that more than offset an unfavorable foreign currency translation impact of $6.6 million.

Asia gross profit declined 21 percent largely due to a less profitable mix of sales.

Operating expenses for the Surfactants segment increased $0.7 million, or one percent, year over year. Excluding the effects of foreign currency translation, operating expenses increased $5.4 million. North American operations accounted for $3.2 million of the increase, with the most significant contributor being higher fringe benefit expenses, particularly incentive-based compensation and group insurance expenses. Operating expenses for European and Latin American operations were up $1.4 million and $0.7 million, respectively, between years.

Polymers

Polymers net sales for the first three quarters of 2015 declined $42.6 million, or 10 percent, from net sales for the first three quarters of 2014. Sales volume was up four percent, which had a $15.8 million favorable effect on the year-over-year change in net sales.  Lower selling prices and the effects of foreign currency translation negatively impacted the year-over-year net sales change by $33.2 million and $25.2 million, respectively. Decreases in raw material costs led to the decline in selling prices. The foreign currency translation effect reflected a stronger U.S. dollar against the currencies of the segment’s foreign operations. A year-over-year comparison of net sales by region follows:

	For the Nine Months Ended
(In thousands)	September 30, 2015	September 30, 2014	(Decrease)	Percent Change
North America	$244,617	$267,409	$(22,792)	-9
Europe	116,049	134,548	(18,499)	-14
Asia and Other	17,037	18,375	(1,338)	-7
Total Polymers Segment	$377,703	$420,332	$(42,629)	-10

Net sales for North American operations declined nine percent. Sales volume increased one percent, which had a $2.3 million favorable effect on the year-over-year net sales change, and selling prices declined nine percent, which unfavorably affected year-over-year net sales by $25.1 million. Sales volume of rigid and specialty polyols declined one percent and five percent, respectively. Sales volume for phthalic anhydride increased eight percent. Decreases in the cost of major raw materials led to the reduction in sales prices.

Net sales for European operations declined 14 percent between years. Sales volume increased eight percent, which positively affected the year-over-year net sales change by $10.8 million. Increased sales of rigid polyols accounted for the volume improvement.. The unfavorable effects of foreign currency translation resulted in $24.3 million of reduced year-over-year net sales. The foreign currency translation effect reflected a stronger U.S. dollar relative to the European euro. In addition to the foreign currency impact, selling prices declined three percent principally due to a decline in raw material costs.

Net sales for Asia and Other operations declined seven percent despite a 12 percent increase in sales volume. The growth in sales volume had a $2.2 million favorable effect on year-over-year net sales. The volume gain reflected increased sales volume in Asia and Brazil. Lower selling prices, resulting from raw material cost declines, and the unfavorable effects of foreign currency translation unfavorably impacted the year-over-year change in net sales by $2.6 million and $0.9 million, respectively.

Polymer operating income for the first three quarters of 2015 increased $15.3 million, or 32 percent, over operating income for the first three quarters of 2014. The previously discussed $2.9 million gain on the sale of the Company’s specialty polyurethane systems product line, the effects of lower raw material costs, the four percent sales volume increase and reduced 2015 bad debt expense, partially offset by a $2.6 million unfavorable effect of foreign currency translation, led to the improvement in operating income. Last year’s bad debt expense included a $3.4 million charge for a phthalic anhydride customer that filed for bankruptcy protection. Year-over-year comparisons of gross profit by region and total segment operating expenses and operating income follow:

	For the Nine Months Ended
(In thousands)	September 30, 2015	September 30, 2014	Increase (Decrease)	Percent Change
Gross Profit
North America	$62,811	$51,629	$11,182	22
Europe	16,952	17,601	(649)	-4
Asia and Other	1,842	1,288	554	43
Polymers Segment Gross Profit	$81,605	$70,518	$11,087	16
Operating Expenses (incl. gain on sale of product line)	18,803	22,980	(4,177)	-18
Operating Income	$62,802	$47,538	$15,264	32

Gross profit for North American operations increased 22 percent year over year due to lower raw material costs and to the increase in sales volume. In addition, 2015 gross profit included the recognition of $1.0 million of previously deferred revenue due to the satisfaction of contractual requirements.

Gross profit for European operations declined four percent primarily due to a $3.6 million unfavorable impact of foreign currency translation. The impact of the eight percent increase in sales volume and lower raw material costs partially offset the effect of foreign currency translation.

The increase in gross profit for Asia and Other operations was due to increased sale volume, a more favorable mix of sales and lower raw material costs that more than offset the effects of foreign currency translation.

Operating expenses for the polymers segment (excluding the $2.9 million gain on the product line sale) declined $1.3 million, or six percent, year over year. Third quarter 2014 expenses included a $3.4 million bad debt charge for a phthalic anhydride customer that filed for bankruptcy protection. The lower year-over-year bad debt expense was partially offset by higher U.S. salaries and incentive-based pay expenses. In addition, operating expenses in China, where a new plant is being constructed, increased $1.2 million year over year. Foreign exchange translation had a favorable $1.3 million effect on the year-over-year operating expense change.

Specialty Products

Net sales for the first three quarters of 2015 declined $6.6 million, or 10 percent, from net sales for the same period of 2014. A five percent decrease in sales volume, the unfavorable effects of foreign currency translation and lower selling prices accounted for $3.3 million, $2.3 million and $1.0 million, respectively, of the year-over-year net sales decrease. All product lines contributed to the year-over-year sales volume decline. Selling prices were lower largely due to competitive pressures for food ingredient and nutritional supplement products. Operating income decreased $7.1 million, or 67 percent, between years due to lower sales volume and selling prices and higher raw material costs.

Corporate Expenses

Corporate expenses increased $18.4 million to $43.5 million for the first three quarters of 2015 from $25.1 million for the first three quarters of 2014. The significant contributors to the year-over-year increase in corporate expenses included higher deferred compensation ($11.0 million), fringe benefit ($3.1 million), consulting ($2.9 million), talent acquisition/relocation ($1.6 million), salaries ($0.6 million) expenses and the accumulation of a number of smaller expense increases. The increases were partially offset by lower environmental remediation charges ($3.6 million).

Deferred compensation was $1.2 million of expense for the first three quarters of 2015 compared to $9.8 million of income for the same period of 2014. The change between years was largely attributable to a $1.53 per share increase in the value of Company common stock in the first three quarters of 2015 compared to a $21.25 per share decrease for the first three quarters of 2014. The following table presents the quarter-end Company common stock market prices used in the computation of deferred compensation expense:

	2015	2014		2013
	September 30	December 31	September 30	December 31
Company Stock Price	$41.61	$40.08	$44.38	$65.63

The increase in fringe benefit expenses resulted primarily from higher incentive-based compensation (both short- and long-term) and group insurance expenses. Consulting expenses increased largely due to the Company’s ongoing DRIVE initiative to improve efficiency across the Company’s global organization.

With respect to the decline in environmental remediation expenses, 2014 included a $4.3 million third quarter charge to increase the best estimate of the remediation liability for the Company’s Maywood site. The U.S. Environmental Protection Agency’s issuance of its record of decision for soil remediation at that site led to the liability increase.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 2015, operating activities were a cash source of $123.5 million versus a source of $44.9 million for the comparable period in 2014. For the current year period, investing cash outflows totaled $95.8 million and financing activities were a source of $55.1 million. Cash increased by $75.2 million with exchange rates reducing cash by $7.6 million.

For the current year, net income was up by $12.3 million and working capital was a source of $6.5 million versus a cash use of $50.7 for the comparable year-ago period. Cash outflows for investing activities were up by $28.5 million year over year. Cash flow for financing activities was a source of $55.1 million in 2015 compared to a use of $19.6 million in 2014.

For the current year, accounts receivable were a use of $10.3 million compared to a use of $31.0 million for the comparable period in 2014. Inventories were a use of $5.5 million in 2015 versus a use of $28.3 million in 2014. Accounts payable and accrued liabilities were a source of $23.9 million in 2015 compared to a source of $8.4 million for the same period in 2014.

Working capital requirements were lower during the first nine months of 2015, compared to the same period in 2014 primarily due to lower raw material prices, partially offset by higher inventory and sales quantities. The Company’s working capital investment is heavily influenced by the cost of crude oil and natural oils, from which many of its raw materials are derived. Fluctuations in raw material costs translate directly to inventory carrying costs and indirectly to customer selling prices and accounts receivable.

The accounts receivable increase for the first nine months was driven mainly by higher sales quantities, mostly offset by lower sales prices. The inventory cash use for the first nine months was driven mainly by higher inventory quantities, mostly offset by lower raw material prices. The Company has not changed its own payment practices related to its payables. It is management’s opinion that the Company’s liquidity is sufficient to provide for potential increases in working capital during 2015.

Investing cash outflows for the first nine months of 2015 included capital expenditures of $90.3 million compared to $62.4 million for the comparable period last year. Other investing activities were a use of $5.4 million in 2015 versus a use of $4.9 million in 2014.  Other investing activities in 2015 included $5.1 million used to purchase the production facility in Bahia, Brazil and $3.3 million from proceeds on the sale of the specialty polyurethane systems product line.

For 2015, the Company estimates that capital expenditures will range from $110 million to $120 million including capacity expansions in the United States, China, and Brazil.

The Company purchases its common shares in the open market from time to time to fund its own benefit plans and also to mitigate the dilutive effect of new shares issued under its benefit plans. The Company may also make open market repurchases as cash flows permit when, in management’s opinion, the Company’s shares are undervalued in the market. For the nine months ended September 30, 2015, the Company purchased 41,915 shares in the open market at a total cost of $2.0 million.  At September 30, 2015, there were 761,764 shares remaining under the current share repurchase authorization.

As of September 30, 2015, the Company’s cash and cash equivalents totaled $160.5 million, including $55.0 million in two separate U.S. money market funds, each of which was rated AAA by Standard and Poor’s and Aaa by Moody’s. Cash in U.S. demand deposit accounts totaled $17.0 million and cash of the Company’s non-U.S. subsidiaries held outside the U.S. totaled $88.5 million at September 30, 2015.

Consolidated balance sheet debt increased by $67.6 million for the current year-to-date, from $273.9 million to $341.5 million. Since last year-end, domestic debt increased by $75.8 million and foreign debt decreased by $8.2 million. Net debt (which is defined as total debt minus cash) decreased by $7.7 million for the current year-to-date, from $188.7 million to $181.0 million. As of September 30, 2015, the ratio of total debt to total debt plus shareholders’ equity was 38.2 percent compared to 33.8 percent at December 31, 2014. As of September 30, 2015, the ratio of net debt to net debt plus shareholders’ equity was 24.7 percent, compared to 26.0 percent at December 31, 2014.

At September 30, 2015, the Company’s debt included $327.9 million of unsecured private placement loans with maturities extending from 2015 through 2027. These loans are the Company’s primary source of long-term debt financing and are supplemented by bank credit facilities to meet short and medium-term needs.

On July 10, 2015, the Company entered into a $100.0 million unsecured private placement loan. This loan bears interest at a fixed rate of 3.95% with interest to be paid semi-annually and with equal annual principal payments beginning on July 10, 2021, and continuing through final maturity on July 10, 2027. The proceeds of this loan are being used primarily for capital expenditures, to pay down existing debt in accordance with normal payment schedules and for other corporate purposes. This loan agreement requires the maintenance of certain financial ratios and covenants that are substantially identical to the Company’s existing long-term debt and customary events of default.

The Company has a committed $125.0 million multi-currency syndicated revolving credit agreement. The credit agreement allows the Company to make unsecured borrowings, as requested from time to time, for working capital and other corporate purposes. This unsecured facility is the Company’s primary source of short-term borrowings and is committed through July 10, 2019, with terms and conditions that are substantially equivalent to those of the Company’s other U.S. loan agreements. As of September 30, 2015, the Company had outstanding letters of credit of $5.0 million under this agreement, and no borrowings, with $120.0 million remaining available. The Company anticipates that cash from operations, committed credit facilities and cash on hand will be sufficient to fund anticipated capital expenditures, working capital, dividends and other planned financial commitments for the foreseeable future.

Certain foreign subsidiaries of the Company maintain term loans and short-term bank lines of credit in their respective local currencies to meet working capital requirements as well as to fund capital expenditure programs and acquisitions. At September 30, 2015, the Company’s European subsidiaries had bank term loans of $4.0 million with maturities through 2021 and short-term bank debt of $8.4 million with remaining short-term borrowing capacity of $17.3 million. The Company’s Latin American subsidiaries had no short-term bank debt with $10.2 million of unused short-term borrowing capacity. The Company’s Philippine subsidiary had $1.2 million of short-term bank loans, which were guaranteed by the Company, with $5.8 million of unused borrowing capacity.

The Company has material debt agreements that require the maintenance of minimum interest coverage and minimum net worth. These agreements also limit the incurrence of additional debt as well as the payment of dividends and repurchase of treasury shares. Testing for these agreements is based on the combined financial statements of the U.S. operations of the Company, Stepan Canada Inc., Stepan Quimica Ltda., Stepan Specialty Products, LLC, Stepan Specialty Products B.V. and Stepan Asia Pte. Ltd. (the “Restricted Group”). Under the most restrictive of these debt covenants:

1.	The Restricted Group must maintain a minimum interest coverage ratio, as defined within the agreements, of 1.75 to 1.00, for the preceding four calendar quarters.

2.	The Restricted Group must maintain net worth of at least $325.0 million.

3.	The Restricted Group must maintain a ratio of long-term debt to total capitalization, as defined in the agreements, not to exceed 60 percent.

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

The Company believes it was in compliance with all of its loan agreements as of September 30, 2015. Based on current projections, the Company believes it will be in compliance with its loan agreements throughout 2015.

ENVIRONMENTAL AND LEGAL MATTERS

The Company’s operations are subject to extensive federal, state and local environmental laws and regulations.  Although the Company's environmental policies and practices are designed to ensure compliance with these laws and regulations, future developments and increasingly stringent environmental regulation could require the Company to make additional unforeseen environmental expenditures.  The Company will continue to invest in the equipment and facilities necessary to comply with existing and future regulations.  During the first nine months of 2015 and 2014, the Company’s expenditures for capital projects related to the environment were $1.3 million and $6.0 million, respectively.  These projects are capitalized and depreciated over their estimated useful lives, which are typically 10 years.  Recurring costs associated with the operation and maintenance of facilities for waste treatment and disposal and managing environmental compliance in ongoing operations at the Company’s manufacturing locations were $16.4 million and $15.8 million for the nine months ended September 30, 2015 and 2014, respectively.  While difficult to project, it is not anticipated that these recurring expenses will increase significantly in the future.

Over the years, the Company has received requests for information related to or has been named by the government as a potentially responsible party at a number of waste disposal sites where cleanup costs have been or may be incurred under CERCLA and similar state statutes.  In addition, damages are being claimed against the Company in general liability actions for alleged personal injury or property damage in the case of some disposal and plant sites.  The Company believes that it has made adequate provisions for the costs it may incur with respect to the sites.  It is the Company’s accounting policy to record liabilities when environmental assessments and/or remedial efforts are probable and the cost or range of possible costs can be reasonably estimated.  When no amount within the range is a better estimate than any other amount, the minimum is accrued.  Some of the factors on which the Company bases its estimates include information provided by feasibility studies, potentially responsible party negotiations and the development of remedial action plans.  After partial remediation payments at certain sites, the Company has estimated a range of possible environmental and legal losses of $20.6 million to $41.1 million at September 30, 2015, compared to $21.9 million to $41.8 million at December 31, 2014.  At September 30, 2015, and December 31, 2014, the Company's accrued liability for such losses, which represented the Company’s best estimate within the estimated range of possible environmental and legal losses, was $20.6 million and $22.0 million, respectively.  During the first nine months of 2015 and 2014, cash outlays related to legal and environmental matters approximated $2.3 and $0.8 million, respectively.

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

OUTLOOK

After nine months, the Company is positioned to deliver earnings growth for the full year. Surfactant earnings should continue to benefit from new laundry detergent volumes in North and Latin America, continued diversification of its business in Europe, as well as contributions from the Company’s efficiency program and improved operations overall.

Given the current and forecasted price of petroleum, the Company and Nalco Company (Nalco) have decided to dissolve their TIORCO LLC enhanced oil recovery joint venture.  Both the Company and Nalco will continue to participate in enhanced oil recovery, but will do so with groups integrated into their respective organizations.  With this move, the Company seeks to reduce the unfavorable financial statement impact of TIORCO LLC’s losses, which have averaged about $5.0 million per year over the last three years. The Company expects its own operating expenses to increase to support its enhanced oil recovery activities, but the net impact to earnings of the dissolution is expected to be positive. The Company plans to take a charge during the fourth quarter of $3.0 million to $4.0 million on a pre-tax basis to restructure its enhanced oil recovery efforts.

The Company expects Polymer income growth to continue driven by higher polyol volumes used in rigid insulation and metal panels.  In the fourth quarter, planned maintenance activity in the Company’s North American phthalic anhydride plant will negatively impact earnings.  Construction projects to add polyol capacity in China, Poland and the United States are progressing well.  In China, plant commissioning expenses will begin in the fourth quarter.  2016 volumes will be less than anticipated due to reduced demand associated with the current construction environment in China.

Overall, the Company believes it has restored earnings momentum in 2015, as management continues to position the Company for further earnings growth in 2016.

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

Item 4 – Controls and Procedures

a.	Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures as of the end of the most recent fiscal quarter covered by this Form 10-Q, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) were effective as of September 30, 2015.

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

Item 1A – Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s 2014 Annual Report on Form 10-K.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July	─	─	─	─
August	41,915	$47.71	─	─
September	─	─	─	─

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Mine Safety Disclosures

Not applicable

Item 5 – Other Information

None

Item 6 – Exhibits

(a)	Exhibit 10.1	–

Note Purchase Agreement, dated as of July 10, 2015, regarding 3.95% Senior Notes due July 10, 2027, included with the Company’s Current Report on Form 8-K filed on July 13, 2015, and incorporated herein by reference

(b)	Exhibit 10.2	–	Amendment to Consulting Agreement, made and effective as of July 21, 2015, by and between Stepan Company and John V. Venegoni

(c)	Exhibit 31.1	–	Certification of President and Chief Executive Officer pursuant to Exchange Act Rule 13a- 14(a)/15d-14(a)

(d)	Exhibit 31.2	–	Certification of Vice President and Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)

(e)	Exhibit 32	–	Certification pursuant to 18 U.S.C. Section 1350

(f)	Exhibit 101.INS	–	XBRL Instance Document

(g)	Exhibit 101.SCH	–	XBRL Taxonomy Extension Schema Document

(h)	Exhibit 101.CAL	–	XBRL Taxonomy Extension Calculation Linkbase Document

(i)	Exhibit 101.DEF	–	XBRL Taxonomy Extension Definition Document

(j)	Exhibit 101.LAB	–	XBRL Taxonomy Extension Label Linkbase Document

(k)	Exhibit 101.PRE	–	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEPAN COMPANY

Date:  October 28, 2015

/s/ Scott D. Beamer
Scott D. Beamer
Vice President and Chief Financial Officer