Form 10-K
period 2015-12-31
STEPAN CO
filed 2016-02-24
CIK 94049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

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

(Check one): Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

Aggregate market value at June 30, 2015, of voting and non-voting common stock held by nonaffiliates of the registrant: $ 1,048,660,674*

Number of shares outstanding of each of the registrant’s classes of common stock as of January 30, 2016:

Class	Outstanding at January 30, 2016
Common Stock, $1 par value	22,282,350

Documents Incorporated by Reference

Part of Form 10-K	Document Incorporated
Part III, Items 10-14	Portions of the Proxy Statement for Annual Meeting of Stockholders to be held April 26, 2016.

* Based on reported ownership by all directors and executive officers at June 30, 2015.

STEPAN COMPANY

ANNUAL REPORT ON FORM 10-K

December 31, 2015

PART I

Item 1. Business

Stepan Company, which was incorporated under the laws of the state of Delaware on February 19, 1959, and its subsidiaries (the “Company”) produce specialty and intermediate chemicals, which are sold to other manufacturers and used in a variety of end products. The Company has three reportable segments: Surfactants, Polymers and Specialty Products.

Surfactants are chemical agents that affect the interaction between two surfaces; they can provide actions such as detergency (i.e., the ability of water to remove soil from another surface), wetting and foaming, dispersing, emulsification (aiding two dissimilar liquids to mix), demulsification, viscosity modifications and biocidal disinfectants. Surfactants are the basic cleaning agent in detergents for washing clothes, dishes, carpets, fine fabrics, floors and walls. Surfactants are also used for the same purpose in shampoos, body wash and conditioners, fabric softeners, toothpastes, cosmetics and other personal care products. Commercial and industrial applications include emulsifiers for agricultural products, emulsion polymers such as floor polishes and latex foams and coatings, wetting and foaming agents for wallboard manufacturing and surfactants for enhanced oil recovery.    In 2015, the Company purchased select chemical manufacturing assets from The Sun Products Corporation’s (SUN) Pasadena, Texas, manufacturing site.  The Company intends to redeploy the manufacturing assets as needed to reduce future capital expenditures.  Separate from the purchase of selected assets, the Company signed a long-term supply agreement with SUN.  Under this agreement, the Company will supply SUN’s anionic surfactant requirements for laundry in North America. In June 2015, the Company purchased Procter & Gamble do Brasil S.A.’s (P&G Brazil’s) sulfonation production facility in Bahia, Brazil.  The new business complements the Company’s existing Vespasiano, Brazil, plant and provides opportunities to serve growing northeastern Brazil. Given the current and forecasted price of crude oil, the Company and Nalco Company (Nalco) decided in October 2015 to dissolve their TIORCO, LLC enhanced oil recovery joint venture.  The Company expects to continue to participate in the enhanced oil recovery business, but through operations within its organization.

Polymers, which include polyurethane polyols, polyester resins and phthalic anhydride, are used in a variety of applications. Polyurethane polyols are used in the manufacture of rigid foam for thermal insulation in the construction industry. They are also a raw material base for coatings, adhesives, sealants and elastomers (CASE) applications. Polyester resins, which include liquid and powdered products, are used in CASE and polyurethane systems house applications. Phthalic anhydride is used in polyester resins, alkyd resins, and plasticizers for applications in construction materials and components of automotive, boating, and other consumer products and internally in the Company’s polyols.

Specialty Products are chemicals used in food, flavoring, nutritional supplement and pharmaceutical applications.

MARKETING AND COMPETITION

Principal customers for surfactants are manufacturers of detergents, shampoos, body wash, fabric softeners, toothpastes and cosmetics. In addition, surfactants are sold to the producers of agricultural herbicides and insecticides and lubricating products. Surfactants are also sold into the enhanced oil recovery end markets. Polymers are used in the construction and appliance industries, as well as in applications for the coatings, adhesives, sealants and elastomers industries. Phthalic anhydride, a Polymer product, is also used by automotive, boating and other consumer product companies. Specialty products are used primarily by food, nutritional supplement and pharmaceutical manufacturers.

The Company does not sell directly to the retail market, but sells to a wide range of manufacturers in many industries and has many competitors. The principal methods of competition are product performance, price, technical assistance and adaptability to the specific needs of individual customers. These factors allow the Company to compete on a basis other than price alone, reducing the severity of competition as experienced in the sales of commodity chemicals having identical performance characteristics. The Company is one of the leading merchant producers of surfactants in the world. In the case of surfactants, much of the Company’s competition comes from several large global and regional producers and the internal divisions of larger customers. In the manufacture of polymers, the Company competes with the chemical divisions of several large companies, as well as with other small specialty chemical manufacturers. In specialty products, the Company competes with several large firms plus numerous small companies.

MAJOR CUSTOMER AND BACKLOG

The Company did not have any one customer whose business represented more than 10 percent of the Company’s consolidated revenue in 2015, 2014 or 2013. The Company has contract arrangements with certain customers, but volumes are generally contingent on purchaser requirements. Much of the Company’s business is essentially on a “spot delivery basis” and does not involve a significant backlog.

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

RAW MATERIALS

The most important raw materials used by the Company are petroleum or plant based. For 2016, the Company has contracts with suppliers that cover the majority of its forecasted requirements for major raw materials and is not substantially dependent upon any one supplier.

RESEARCH AND DEVELOPMENT

The Company maintains an active research and development program to assist in the discovery and commercialization of new knowledge with the intent that such efforts will be useful in developing a new product or in bringing about a significant improvement to an existing product or process. Total expenses for research and development during 2015, 2014 and 2013 were $30.3 million, $27.2 million, and $28.8 million, respectively. The remainder of research, development and technical service expenses reflected in the consolidated statements of income relates to technical services, which include routine product testing, analytical methods development and sales support service.

ENVIRONMENTAL COMPLIANCE

Compliance with applicable country, state and local regulations regarding the discharge of materials into the environment, or otherwise relating to the protection of the environment, resulted in capital expenditures by the Company of approximately $1.7 million during 2015. These expenditures represented approximately 1 percent of the Company’s total 2015 capital expenditures. Capitalized environmental expenditures are depreciated and charged on a straight-line basis to pretax earnings over their estimated useful lives, which are typically 10 years. Recurring costs associated with the operation and maintenance of facilities for waste treatment and disposal and managing environmental compliance in ongoing operations at our manufacturing locations were approximately $22.1 million in 2015. Compliance with such regulations is not expected to have a material adverse effect on the Company’s earnings and competitive position in the foreseeable future.

EMPLOYMENT

At December 31, 2015 and 2014, the Company employed 2,073 and 2,024 persons, respectively. The Company has collective bargaining agreements with employees at some of its manufacturing locations. While the Company has experienced occasional work stoppages as a result of the collective bargaining process and may experience some work stoppages in the future, management believes that it will be able to negotiate all labor agreements on satisfactory terms. Past work stoppages have not had a significant impact on the Company’s operating results. Overall, the Company believes it has good relationships with its employees. In 2013, the Company negotiated a new four-year contract at its largest manufacturing site.

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

The executive officers of the Company, their ages and certain other information as of February 24, 2016, are as follows:

Name	Age	Title	Year First Elected Officer

F. Quinn Stepan	78	Chairman	1967
F. Quinn Stepan, Jr.	55	President and Chief Executive Officer	1997
Frank Pacholec	60	Vice President, Research and Development and Corporate Sustainability Officer	2003
Gregory Servatius	56	Vice President, Human Resources	2006
Scott C. Mason	57	Vice President, Supply Chain	2010
Scott D. Beamer	44	Vice President and Chief Financial Officer	2013
Arthur W. Mergner	52	Vice President and General Manager – Polymers	2014
Scott R. Behrens	46	Vice President and General Manager – Surfactants	2014
Debra A. Stefaniak	54	Vice President, Business Transformation	2015
Jennifer A. Hale	54	Vice President, General Counsel and Secretary	2016

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

Gregory Servatius has served the Company as Vice President, Human Resources since February 2006. From April 2003 until January 2006, he served as Vice President, Surfactant Sales. From October 2001 until April 2003, he served as Vice President Functional Products. From 1998 to 2001, he served as the Managing Director of the Company’s European operations.

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

Debra A. Stefaniak has served the Company as Vice President, Business Transformation since February 2014.  From May 2009 to February 2014, she served as Vice President, Global Logistics.  From July 2006 to May 2009, she served as Director, Global Logistics.

Jennifer A. Hale has served the Company as Vice President, General Counsel and Secretary since January 2016.  From 2013 through 2015, she served as Vice President, Global General Counsel and Strategic Business Consultant at Vita-Mix Holdings Company.  From 2007 to 2013, she served as Vice President, General Counsel and Secretary at Dyson, Inc.

Item 1A. Risk Factors

The following discussion identifies the most significant factors that may materially and adversely affect the Company’s business, financial condition, results of operations and cash flows. These and other factors, many of which are beyond the Company’s control, may cause future results of operations to differ materially from past results or those results currently expected or desired. The following information should be read in conjunction with Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and related notes included in this Form 10-K.

Disruptions in production at our manufacturing facilities, both planned and unplanned, may have a material impact on our business, financial position, results of operations and cash flows.

Manufacturing facilities in the Company’s industry are subject to planned and unplanned production shutdowns, turnarounds and outages. Unplanned production disruptions may occur for external reasons including natural disasters, weather, disease, strikes, transportation interruption, government regulation, political unrest or terrorism, or internal reasons, such as fire, unplanned maintenance or other manufacturing problems. Alternative facilities with sufficient capacity may not be available, may cost substantially more or may take a significant amount of time to increase production or qualify with Company customers, each of which could negatively impact the Company’s business, financial position, results of operations and cash flows. Long-term production disruptions may cause Company customers to seek alternative supply, which could further adversely affect Company profitability.

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

The Company has substantial operations outside the U.S. In the year ended December 31, 2015, the Company’s sales outside of the U.S. constituted approximately 40 percent of the Company’s net sales. In addition to the risks described in this Annual Report on Form 10‑K that are common to both the Company’s U.S. and non-U.S. operations, the Company faces, and will continue to face, risks related to the Company’s foreign operations such as:

•	variability of intellectual property laws outside the U.S. may impact enforceability and consistency of protection of intellectual property assets;
•	high levels of inflation;
•

fluctuations in foreign currency exchange rates may affect product demand and may adversely affect the profitability in U.S. Dollars of products and services we provide in international markets where payment for our products and services is made in the local currency;

•	political, economic, financial and market conditions may be unstable;
•	changes in labor conditions and difficulties in staffing and managing international operations;
•	trade and currency restrictions, including currency exchange controls imposed by foreign countries;
•

changes in foreign laws and tax rates or U.S. laws and tax rates with respect to foreign income may unexpectedly increase the rate at which our income is taxed, impose new and additional taxes on remittances, repatriation or other payments by subsidiaries, or cause the loss of previously recorded tax benefits;

•	greater difficulty enforcing contracts and collecting accounts receivable;
•	enforceability and compliance with U.S. laws affecting operations outside of the U.S.;
•	adverse changes in foreign laws and regulations; and
•	restrictions on repatriating foreign profits back to the U.S.

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

The transportation of certain raw materials is highly regulated and is subject to increased regulation or restrictions, which may restrict or prohibit transport of these raw materials, resulting in these raw materials not being available to the Company and restricting or substantially limiting the Company’s manufacturing operations.

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

In addition to the costs of complying with environmental, health and safety requirements, the Company has incurred and may incur in the future costs defending against environmental litigation and/or investigations brought by government agencies and private parties. The Company may be a defendant in lawsuits brought by parties in the future alleging environmental damage, personal injury or property damage. A significant judgment or settlement, to the extent not covered by existing insurance policies, against the Company could harm its business, financial position, results of operations and cash flows. Although the Company has insurance that may cover some of these potential losses, there is always uncertainty as to whether such insurance may be available to the Company based on case-specific factors and the specific provisions of the Company’s insurance policies.

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

The Company has a significant amount of indebtedness and may incur additional indebtedness in the future. As of December 31, 2015, the Company had $332.6 million of debt on its balance sheet. U.S. debt included $322.1 million in unsecured promissory notes with maturities extending from 2016 until 2027.

The Company’s foreign subsidiaries also maintain bank term loans and short-term bank lines of credit in their respective countries to meet working capital requirements as well as to fund capital expenditure programs and acquisitions. As of December 31, 2015, the Company’s foreign subsidiaries’ aggregate outstanding debt totaled $10.5 million.

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

The Company relies extensively on information technology (IT) systems to conduct its business. Interruption of, damage to or compromise of the Company’s IT systems could have an adverse effect on the Company’s business, financial position, results of operations and cash flows.

The Company relies on IT systems for most areas of operations, including production, supply chain, research and development, finance, human resource and regulatory functions. The Company’s ability to effectively manage its business depends on the security, reliability and adequacy of these systems.  IT system failures due to events including but not limited to network disruptions, programming errors, computer viruses and security breaches (e.g., cyber-attacks) could impact production activities, impede shipment of products, cause delays or cancellations of customer orders, or hamper the processing of transactions or reporting of financial results.  The theft, unauthorized use or publication of our intellectual property and/or confidential business information could harm our competitive position, reduce the value of our investment in research and development and other strategic initiatives or otherwise adversely affect our business. The Company may be required to expend additional resources to continue to enhance its information privacy and security measures and/or to investigate and remediate any information security vulnerabilities. While the Company has a comprehensive program for continuously reviewing, maintaining, testing and upgrading its IT systems and security, there can be no assurance that such efforts will prevent breakdowns or breaches in Company systems that could adversely affect the Company’s business, financial position, results of operations and cash flows.

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

	Name of Facility	Location	Site Size	Segment
1.	Millsdale	Millsdale (Joliet), Illinois	492 acres	Surfactants/Polymers
2.	Fieldsboro	Fieldsboro, New Jersey	45 acres	Surfactants
3.	Anaheim	Anaheim, California	8 acres	Surfactants
4.	Winder	Winder, Georgia	202 acres	Surfactants
5.	Maywood	Maywood, New Jersey	19 acres	Surfactants / Specialty Products
6.	Columbus	Columbus, Georgia	29.8 acres	Polymers
7.	Stepan France	Voreppe, France	20 acres	Surfactants
8.	Stepan Mexico	Matamoros, Mexico	13 acres	Surfactants
9.	Stepan Germany	Wesseling, Germany	12 acres	Surfactants/Polymers
10.	Stepan UK	Stalybridge, United Kingdom	11 acres	Surfactants
11.	Stepan Colombia	Manizales, Colombia	5 acres	Surfactants
12.	Stepan Canada	Longford Mills, Canada	70 acres (leased)	Surfactants
13.	Stepan China	Nanjing, China (Nanjing Chemical Industrial Park)	13 acres (right of use arrangement)	Polymers (Manufacturing operations expected to commence in first quarter of 2016)
14.	Stepan Brazil	Vespasiano, Minas Gerais, Brazil	27 acres	Surfactants
15.	Stepan Brazil	Simoes Filho, Bahia, Brazil	29 acres	Surfactants
16.	Stepan Philippines	Bauan, Batangas, Philippines	9 acres (leased)	Surfactants
17.	Stepan Poland	Brzeg Dolny, Poland	4 acres (perpetual use right)	Polymers
18.	Stepan Asia	Jurong Island, Singapore	8 acres (leased)	Surfactants
19.	Company Headquarters and Central Research Laboratories	Northfield, Illinois	8 acres	N/A
20.	Company Corporate Supply Chain, Human Resources, Legal and Finance Functions	Northbrook, Illinois	3.25 acres	N/A

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

D’Imperio Property Site

During the mid-1970’s, Jerome Lightman and the Lightman Drum Company disposed of hazardous substances at several sites in New Jersey. The Company was named as a potentially responsible party (PRP) in the case United States v. Lightman (1:92-cv-4710 D.N.J.), which involved the D’Imperio Property Site located in New Jersey. In 2016, the PRPs were provided with updated remediation cost estimates which were considered in the Company’s determination of its range of estimated possible losses and liability balance. The changes in range of possible losses and liability balance were immaterial.  Remediation work is continuing at this site. Based on current information, the Company believes that its recorded liability for claims associated with the D’Imperio site is adequate.  However, actual costs could differ from current estimates.

Wilmington Site

The Company is currently contractually obligated to contribute to the response costs associated with the Company’s formerly-owned site at 51 Eames Street, Wilmington, Massachusetts. Remediation at this site is being managed by its current owner to whom the Company sold the property in 1980. Under the agreement, once total site remediation costs exceed certain levels, the Company is obligated to contribute up to five percent of future response costs associated with this site with no limitation on the ultimate amount of contributions. To date, the Company has paid the current owner $2.4 million for the Company’s portion of environmental response costs through the third quarter of 2015. The Company has recorded a liability for its portion of the estimated remediation costs for the site. Depending on the ultimate cost of the remediation at this site, the amount for which the Company is liable could differ from the current estimates.

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

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	The Company’s common stock is listed and traded on the New York Stock Exchange. See table below for New York Stock Exchange quarterly market price information.

Quarterly Stock Data
	Stock Price Range
	2015		2014
Quarter	High	Low	High	Low
First	$41.80	$37.20	$65.14	$59.49
Second	$55.22	$41.34	$66.47	$51.17
Third	$55.67	$40.49	$53.91	$44.38
Fourth	$54.87	$40.72	$46.85	$36.34
Year	$55.67	$37.20	$66.47	$36.34

On February 19, 2013, the Board of Directors of Stepan Company authorized the Company to repurchase up to 1,000,000 shares of its outstanding common stock.  During 2015, 41,915 shares of Company common stock were purchased in the open market and 2,183 shares of common stock were received to settle employees’ minimum statutory withholding taxes related to performance stock awards and deferred compensation distribution. The purchased and received shares were recorded as treasury stock in the Company’s balance sheet. At December 31, 2015, 761,764 shares remained available for repurchase under the February 19, 2013, authorization. The timing and amount of the repurchases are determined by the Company’s management based on its evaluation of market conditions and share price. Shares will be repurchased with cash in open market or private transactions in accordance with applicable securities and stock exchange rules.

(b)	On January 31, 2016, there were 1,655 holders of record of common stock of the Company.
(c)	There were no purchases of shares of the Company’s stock by the Company during the fourth quarter of 2015.

(d)	See table below for quarterly dividend information.

Dividends Declared Per Common Share

Quarter	2015	2014
First	$0.18	$0.17
Second	$0.18	$0.17
Third	$0.18	$0.17
Fourth	$0.19	$0.18
Year	$0.73	$0.69

The Company has material debt agreements that restrict the payment of dividends. See the Liquidity and Financial Condition section of Part II, Item 7, Management’s Discussion and Analysis, for a description of the restrictions. See also Note 6, Debt, of the consolidated financial statements (Item 8 of this Form 10-K) for the amount of retained earnings available for dividend distribution at December 31, 2015.

(e)	Stock Performance Graph

The following stock performance graph compares the yearly change since December 31, 2010, in cumulative return on the common stock of the Company on a dividend reinvested basis to the Dow Jones Chemical Industry Index and the Russell 2000 Index. The Dow Jones Chemical Industry Index is a market-capitalization weighted grouping of 35 chemical companies, including major manufacturers of both basic and specialty products. The Company is not included in the Dow Jones Chemical Industry Index. The Russell 2000 Index is a market-capitalization weighted grouping of 2,000 small to medium sized companies in a broad range of industries. The Company has been included in the Russell 2000 Index since 1992. The graph assumes $100 was invested on December 31, 2010, and shows the cumulative total return as of each December 31 thereafter.

Item 6. Selected Financial Data

(In thousands, except per share data)

For the Year	2015	2014	2013	2012	2011
Net Sales	$1,776,167	$1,927,213	$1,880,786	$1,803,737	$1,843,092
Operating Income	122,790	90,694	109,153	128,716	118,456
Percent of Net Sales	6.9%	4.7%	5.8%	7.1%	6.4%
Income Before Provision for Income Taxes	102,856	75,535	95,630	115,722	104,894
Percent of Net Sales	5.8%	3.9%	5.1%	6.4%	5.7%
Provision for Income Taxes	26,819	18,454	23,293	36,035	32,292
Net Income Attributable to Stepan Company	75,968	57,101	72,828	79,396	71,976
Per Diluted Share	3.32	2.49	3.18	3.49	3.21
Percent of Net Sales	4.3%	3.0%	3.9%	4.4%	3.9%
Percent to Total Stepan Company Stockholders’ Equity (a)	13.9%	10.5%	14.1%	18.0%	19.2%
Cash Dividends Paid	16,300	15,387	14,474	12,757	11,513
Per Common Share	0.7300	0.6900	0.6500	0.5800	0.5300
Depreciation and Amortization	66,985	63,804	56,400	51,294	47,099
Capital Expenditures	119,349	101,819	92,865	83,159	83,166
Weighted-average Common Shares Outstanding (Diluted)	22,858	22,917	22,924	22,730	22,440

As of Year End
Working Capital	$376,329	$326,043	$339,557	$275,911	$246,516
Current Ratio	2.5	2.3	2.3	2.1	2.1
Property, Plant and Equipment, Net	555,463	524,195	494,042	422,022	383,983
Total Assets	1,239,661	1,162,014	1,167,202	985,478	901,118
Long-term Debt Obligations, Less Current Maturities	313,817	246,897	235,246	149,564	164,967
Total Stepan Company Stockholders’ Equity	556,984	535,546	552,286	478,985	401,211
(a)	Based on average equity.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis (MD&A) of certain significant factors that have affected the Company’s financial condition and results of operations during the annual periods included in the accompanying consolidated financial statements.

Certain matters discussed in the following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) include forward-looking statements that are subject to certain risks, uncertainties and assumptions.  Such forward-looking statements are intended to be identified in this document by the words, “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should” and similar expressions.  Actual results may vary materially.

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

Overview

The Company produces and sells intermediate chemicals that are used in a wide variety of applications worldwide. The overall business comprises three reportable segments:

•

Surfactants – Surfactants, which accounted for 68 percent of consolidated net sales in 2015, are principal ingredients in consumer and industrial cleaning products such as detergents for washing clothes, dishes, carpets, floors and walls, as well as shampoos and body washes. Other applications include fabric softeners, germicidal quaternary compounds, lubricating ingredients, emulsifiers for spreading agricultural products and industrial applications such as latex systems, plastics and composites. Surfactants are manufactured at six North American sites (five in the U.S. and one in Canada), three European sites (United Kingdom, France and Germany), four Latin American sites (Mexico, Colombia and two sites in Brazil) and two Asian sites (Philippines and Singapore). The Company also holds a 50 percent ownership interest in a joint venture, TIORCO, LLC, that markets chemical solutions for increasing the production of crude oil and natural gas from existing fields (enhanced oil recovery or EOR). The joint venture is accounted for under the equity method, and its financial results are excluded from surfactant segment operating results. See the ‘2015 Business Developments’ section that follows for additional information about the dissolution of the TIORCO venture.

•

Polymers – Polymers, which accounted for 28 percent of consolidated net sales in 2015, include polyurethane polyols, polyester resins and phthalic anhydride.  Polyurethane polyols are used in the manufacture of rigid foam for thermal insulation in the construction industry and are also a base raw material for coatings, adhesives, sealants and elastomers (collectively CASE products) and flexible foams. Polyester resins, which include liquid and powdered products, are used in CASE and polyurethane systems house applications. CASE, polyester resins and flexible foam are collectively referred to as specialty polyols. Phthalic anhydride is used in unsaturated polyester resins, alkyd resins and plasticizers for applications in construction materials and components of automotive, boating and other consumer products. In addition, the Company uses phthalic anhydride internally in the production of polyols.  In the U.S., polyurethane polyols and phthalic anhydride are manufactured at the Company’s Millsdale, Illinois, site and specialty polyols are manufactured at the Company’s Columbus, Georgia, site. In Europe, polyols are manufactured at the Company’s subsidiary in Germany and specialty polyols are manufactured at the Company’s Poland subsidiary. In Asia, polyols are currently toll produced for the Company’s 80-percent owned joint venture in Nanjing, China. The Company is building a new plant in Nanjing that is expected to be operational in the first quarter of 2016.

•

Specialty Products – Specialty products, which accounted for four percent of consolidated net sales in 2015, include flavors, emulsifiers and solubilizers used in food, flavoring, nutritional supplement and pharmaceutical applications. Specialty products are primarily manufactured at the Company’s Maywood, New Jersey, site and, in some instances, at outside contractors.

2015 Business Developments

Business Acquisition

On June 15, 2015, the Company completed its previously announced acquisition of Procter & Gamble do Brasil S.A.’s (P&G Brazil’s) sulfonation production facility in Bahia, Brazil. The facility is located in northeastern Brazil and has 30,000 metric tons of surfactants capacity. The acquisition expands the Company’s capabilities in Brazil, which is the world’s fifth most populous country and has a growing population.  As the country’s usage of laundry products transitions from soap bars to powders to liquids, surfactant use is expected to expand.  Surfactants usage in functional applications, including the large Brazilian agricultural industry, is also expected to increase.  Brazil is a strategic priority for the Company. The new business complements the Company’s existing Vespasiano, Brazil, plant and provides opportunities to serve growing northeastern Brazil. The acquired business is included in the Company’s Surfactants segment. See Note 20 to the consolidated financial statements for further information regarding the business acquisition.

Supply Agreement and Asset Acquisition

In July 2015, the Company signed a long-term supply agreement with The Sun Products Corporation (SUN).  Under this agreement the Company will supply SUN's anionic surfactant requirements for laundry in North America.  The agreement commenced in the third quarter of 2015. The demand from this agreement is being serviced from the Company’s existing North American manufacturing assets. The supply agreement was made possible due to the strength of the Company’s sulfonation expertise and North American supply network that provide this customer with multiple source locations and increased surfactant flexibility. This agreement should enable the Company to improve its North American capacity utilization.

In September 2015, the Company closed on the previously announced agreement to purchase select chemical manufacturing assets from SUN's Pasadena, Texas manufacturing site. An option to purchase the land at this site was also exercised. See Note 20 to the consolidated financial statements for further information regarding the asset purchase.

TIORCO Joint Venture

Given the current and forecasted price of crude oil, the Company and Nalco Company (Nalco) decided in October 2015 to dissolve their TIORCO enhanced oil recovery joint venture.  The Company expects to continue to participate in the enhanced oil recovery business, but through operations within its organization. With this change, the Company seeks to reduce the unfavorable financial statement impact of TIORCO’s losses, which have averaged about $5.0 million per year over the last three years. The Company expects its own operating expenses to increase to support its enhanced oil recovery activities, but the net impact to earnings of the dissolution is expected to be positive. As a result of the dissolution, TIORCO incurred fourth quarter 2015 exit costs to wind down the entity. The Company’s share of the exit costs was $2.4 million pretax. The exit costs were included in the ‘Loss from equity in joint ventures’ line in the consolidated statement of income for the year ended December 31, 2015. See Note 25 to the consolidated financial statements for further information.

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

	Income (Expense) For the Year Ended December 31
(In millions)	2015	2014	Change
Deferred Compensation (Operating expenses)	$(6.5)	$11.9	$(18.4)	(1)
Investment Income (Other, net)	0.8	1.2	(0.4)
Realized/Unrealized Gains (Losses) on Investments (Other, net)	0.1	0.3	(0.2)
Pretax Income Effect	$(5.6)	$13.4	$(19.0)

	Income (Expense) For the Year Ended December 31
(In millions)	2014	2013	Change
Deferred Compensation (Operating expenses)	$11.9	$(9.5)	$21.4	(1)
Investment Income (Other, net)	1.2	1.0	0.2
Realized/Unrealized Gains (Losses) on Investments (Other, net)	0.3	2.5	(2.2)
Pretax Income Effect	$13.4	$(6.0)	$19.4

(1)	See the applicable Corporate Expenses section of this MD&A for details regarding the period-to-period changes in deferred compensation.

Effects of Foreign Currency Translation

The Company’s foreign subsidiaries transact business and report financial results in their respective local currencies. As a result, foreign subsidiary income statements are translated into U.S. dollars at average foreign exchange rates appropriate for the reporting period. Because foreign exchange rates fluctuate against the U.S. dollar over time, foreign currency translation affects year-to-year comparisons of financial statement items (i.e., because foreign exchange rates fluctuate, similar year-to-year local currency results for a foreign subsidiary may translate into different U.S. dollar results). The following tables present the effects that foreign currency translation had on the year-over-year changes in consolidated net sales and various income line items for 2015 compared to 2014 and 2014 compared to 2013:

	For the Year Ended December 31		Increase	(Decrease) Due to Foreign Currency
(In millions)	2015	2014	(Decrease)	Translation
Net Sales	$1,776.2	$1,927.2	$(151.0)	$(131.8)
Gross Profit	308.2	249.6	58.6	(21.6)
Operating Income	122.8	90.7	32.1	(13.2)
Pretax Income	102.9	75.5	27.4	(12.7)

	For the Year Ended			(Decrease) Due
	December 31		Increase	to Foreign Currency
(In millions)	2014	2013	(Decrease)	Translation
Net Sales	$1,927.2	$1,880.8	$46.4	$(10.8)
Gross Profit	249.6	281.7	(32.1)	(1.9)
Operating Income	90.7	109.2	(18.5)	(1.2)
Pretax Income	75.5	95.6	(20.1)	(1.2)

RESULTS OF OPERATIONS

2015 Compared with 2014

Summary

Net income attributable to the Company for 2015 increased 33 percent to $76.0 million, or $3.32 per diluted share, from $57.1 million, or $2.49 per diluted share, for 2014. Below is a summary discussion of the major factors leading to the year-over-year changes in net sales, profits and expenses.  A detailed discussion of segment operating performance for 2015 compared to 2014 follows the summary.

Consolidated net sales declined $151.0 million, or eight percent, between years. A five percent increase in sales volume favorably affected the year-over-year net sales change by $96.6 million. All three segments contributed to the consolidated sales volume improvement. Sales volumes for Surfactants and Polymers grew five percent each, and sales volumes for the Specialty Products segment increased two percent. The positive effect of increased sales volume was more than offset by the unfavorable effects of foreign currency translation and lower selling prices, which accounted for $131.8 million and $115.8 million, respectively, of the year-over-year net sales decline. The unfavorable foreign currency translation effect reflected a stronger U.S. dollar against all currencies of countries where the Company has foreign operations. Selling prices were lower primarily related to certain pass-through contract requirements associated with lower raw materials costs. Overall margins improved slightly. The decline in raw material costs reflected the impacts of decreases in the cost of crude oil and of sluggish economies in China and other emerging market countries.

Operating income for 2015 increased $32.1 million, or 35 percent, over operating income reported for 2014, largely due to improved results for Surfactants and Polymers. Increased deferred compensation expense and the effects of foreign currency translation negatively affected the year-over-year operating income change by $18.4 million and $13.2 million, respectively. Included in the 2015 results was a $2.9 million gain on the divestiture of the Company’s specialty polyurethane systems product line (part of the Polymers segment). See Note 21 to the consolidated financial statements for additional information regarding the sale. In addition, last year’s operating income was unfavorably affected by $4.0 million of restructuring and asset impairment charges and a $2.4 million bad debt charge necessitated when a major Polymer customer filed for bankruptcy protection.

Operating expenses increased $33.5 million, or 22 percent, year over year. Higher deferred compensation, incentive-based compensation and consulting expenses were the major contributors to the increase. The following summarizes the year-over-year changes in the individual income statement line items that comprise the Company’s operating expenses:

•

Selling expenses increased $0.8 million, or one percent, year over year primarily due to higher global fringe benefit expenses, largely offset by the favorable impact of foreign currency translation ($3.9 million) and a reduction in bad debt expense. U.S. fringe benefit expenses, which accounted for the largest share of the fringe benefit expense increase, were up $5.8 million primarily due to increased incentive-based compensation (i.e., bonuses, profit sharing and stock-based compensation). Prior year bad debt expense included a $2.4 million charge for a Polymer customer that filed for bankruptcy protection.

•

Administrative expenses increased $9.5 million, or 14 percent, year over year due to increases for consulting ($5.9 million), fringe benefits ($4.7 million), talent acquisition/relocation ($1.5 million), expatriate ($0.8 million), salaries ($0.7 million)  and the accumulation of a number of smaller expense increases. Administrative expenses were up $0.7 million in China, where a new plant is being constructed. Administrative expenses for both Europe and Brazil operations were generally up, but the increases were offset by the favorable effects of foreign currency translation. Partially offsetting the increases were lower environmental remediation expenses ($6.4 million).

The increase in consulting expenses was related to the Company’s ongoing initiative to improve efficiency across the Company’s global organization (the initiative is referred to as DRIVE within the Company). The contract with the consulting company advising on the DRIVE initiative has expired, so it is expected that such expenses will decline in 2016. Higher incentive-based compensation costs accounted for the increase in fringe benefit expenses. With respect to the decline in environmental remediation expenses, 2014 included a $7.1 million charge to increase the remediation liability for the Company’s Maywood, New Jersey, site. The U.S. Environmental Protection Agency issued its record of decision for soil remediation at that site in September 2014, which led to the liability increase.

•

Research, development and technical service (R&D) expenses increased $4.8 million, or 11 percent, year over year primarily due to higher fringe benefit expenses ($6.2 million) partially offset by the favorable effects of foreign currency translation ($1.1 million). Increased incentive-based compensation expenses accounted for most of the higher fringe benefit expenses.

•

Deferred compensation plan activity resulted in $6.5 million of expense in 2015 compared to $11.9 million of income in 2014. An increase in the value of Company stock for 2015 compared to a decrease in the value of Company common stock for 2014 led to the year-over-year swing in deferred compensation results (see the ‘Overview’ and ‘Corporate Expenses’ sections of this MD&A for further details).

Net interest expense for 2015 increased $3.1 million, or 27 percent, over net interest expense for 2014. Higher average debt levels resulting from the July 2015 issuance of $100.0 million in unsecured debt was the principal contributor to the increase. See Note 6 to the consolidated financial statements for further information regarding the new private placement debt.

The loss from the Company’s 50-percent equity joint venture (TIORCO) increased $2.0 million year over year largely due to the Company’s $2.4 million-share of exit costs recorded by TIORCO in the fourth quarter of 2015. The costs were precipitated by the joint venture partners’ agreement to dissolve the venture. See Note 25 to the consolidated financial statements for further information regarding the dissolution of TIORCO.

Other, net income for 2015 increased $0.3 million, or 23 percent, over other, net income for 2014. Foreign exchange activity resulted in a $0.7 million gain in 2015 compared to a $0.2 million loss in 2014. Investment income (including realized and unrealized gains and losses) for the Company’s deferred compensation and supplemental defined contribution mutual fund assets declined $0.6 million between years to $0.9 million in 2015 from $1.5 million in 2014.

The effective tax rate was 26.1 percent in 2015 compared to 24.4 percent in 2014.  The increase was attributable to certain favorable foreign tax benefits recorded in 2014 that were nonrecurring in 2015, an unrecognized tax benefit recorded in 2015 for prior tax years, and a less favorable geographical mix of income in 2015.  The 2015 tax rate was also negatively impacted by the lower tax benefit realized on nontaxable foreign interest income due to higher consolidated income.  These items were partially offset by higher U.S. tax credits recorded in 2015.  U.S. tax credits included the current year R&D credit, which was permanently extended on December 18, 2015, and the Agricultural Chemicals Security Credit related to the 2011 and 2012 tax returns.  See Note 9 to the consolidated financial statements for a reconciliation of the statutory U.S. federal income tax rate to the effective tax rate.

Segment Results

(In thousands)	For the Year Ended
Net Sales	December 31, 2015	December 31, 2014	(Decrease)	Percent Change
Surfactants	$1,205,849	$1,296,638	$(90,789)	-7
Polymers	491,488	550,966	(59,478)	-11
Specialty Products	78,830	79,609	(779)	-1
Total Net Sales	$1,776,167	$1,927,213	$(151,046)	-8

(In thousands)	For the Year Ended
Operating Income	December 31, 2015	December 31, 2014	Increase (Decrease)	Percent Change
Surfactants	$104,080	$60,778	$43,302	71
Polymers	80,942	60,690	20,252	33
Specialty Products	4,397	10,487	(6,090)	-58
Segment Operating Income	$189,419	$131,955	$57,464	44
Business Restructuring	—	4,009	(4,009)	-100
Corporate Expenses, Excluding Deferred Compensation	60,129	49,155	10,974	22
Deferred Compensation Expense (Income)	6,500	(11,903)	18,403	NM
Total Operating Income	$122,790	$90,694	$32,096	35

Surfactants

Surfactants 2015 net sales declined $90.8 million, or seven percent, from 2014 net sales. Sales volume increased five percent between years, which had a $67.0 million positive effect on the year-over-year net sales change. All regions contributed to the sales volume improvement. Foreign currency translation and decreased selling prices had negative effects of $97.9 million and $59.9 million, respectively, on the net sales change. Compared to 2014, the U.S. dollar was stronger against all currencies of the segment’s foreign operations. Selling prices were lower primarily related to certain pass-through contract requirements associated with lower raw materials costs. Overall margins improved slightly. A year-over-year comparison of net sales by region follows:

	For the Year Ended
(In thousands)	December 31, 2015	December 31, 2014	Increase (Decrease)	Percent Change
North America	$737,713	$792,244	$(54,531)	-7
Europe	258,841	287,592	(28,751)	-10
Latin America	148,812	160,076	(11,264)	-7
Asia	60,483	56,726	3,757	7
Total Surfactants Segment	$1,205,849	$1,296,638	$(90,789)	-7

Net sales for North American operations declined seven percent between years. Sales volume increased three percent, which favorably affected the change in net sales by $26.2 million. The sales volume impact was more than offset by a nine percent decline in average selling prices and the unfavorable effects of foreign currency translation, which led to year-over-year net sales decreases of $72.8 million and $7.9 million, respectively. The improved sales volume resulted from increased sales of laundry and cleaning and personal care products, partially offset by decreased sales of functional surfactants and household, industrial and institutional (HI&I) products. The increase in laundry and cleaning sales volume was largely due to additional volumes resulting from the Company’s new long-term supply agreement with SUN. Personal care sales volumes increased principally due to higher demand from existing customers. The decline in sales volumes for functional surfactants was principally due to lower sales of products used in oil field and agricultural applications. Decreased sales volumes to EOR customers, driven by the decline in crude oil prices, led to the lower oil field sales volume. The decline in agricultural chemicals sales volume was largely due to customers’ carryover inventory from 2014 and to farmers’ efforts to reduce spraying costs due to lower crop prices.  HI&I sales volume was down mainly due to some lost business. The drop in selling prices was primarily attributable to decreases in raw material costs. The negative foreign currency translation effect reflected a stronger U.S. dollar relative to the Canadian dollar.

Net sales for European operations declined ten percent between years. Sales volume was up six percent, which favorably affected year-over-year net sales by $16.8 million. The sales volume impact was more than offset by the unfavorable effects of foreign currency translation and a two percent decline in selling prices, which accounted for $40.7 million and $4.9 million of the year-over-

year net sales decline. An increase in sales of laundry and cleaning and agricultural chemical products, due to stronger demand from existing customers and new business, led to the improvement in sales volume. A stronger U.S. dollar against the European euro and British pound sterling led to the foreign currency translation result.

Net sales for Latin American operations declined seven percent between years due to a $48.0 million unfavorable effect of foreign currency translation. A 12 percent increase in sales volume and a 10 percent increase in selling prices offset the foreign currency translation impact by $18.8 million and $17.9 million, respectively. Brazil operations accounted for most of the increased Latin American sales volume, with stronger demand from existing customers and business gained as a result of the P&G Brazil acquisition finalized in the second quarter of 2015. Sales volume was up for Colombia operations but was partially offset by a decline in sales volume in Mexico. The foreign currency translation effect resulted from the year-over-year weakening of the Brazilian real as well as the Colombian and Mexican pesos against the U.S. dollar.

Net sales for Asian operations increased seven percent due to increased selling prices and a three percent increase in sales volume, which accounted for $3.4 million and $1.7 million, respectively, of the year-over-year increase in net sales. The increase in sales volume was primarily attributable to the Company’s Philippines operation, partially offset by lower sales volume for Singapore operations. The unfavorable effects of foreign currency translation offset the effects of higher sales volume and selling prices by $1.3 million.

Surfactants operating income for 2015 increased $43.3 million, or 71 percent, over operating income for 2014.  Gross profit increased $48.0 million largely due to strong improvement for North American operations. All other regions except Asia also reported increased profits. Foreign currency translation reduced the year-over-year gross profit and operating income increase by $16.7 million and $10.4 million, respectively. Year-over-year comparisons of gross profit by region and total segment operating expenses and operating income follow:

	For the Year Ended
(In thousands)	December 31, 2015	December 31, 2014	Increase (Decrease)	Percent Change
Gross Profit
North America	$124,522	$84,118	$40,404	48
Europe	31,363	27,392	3,971	14
Latin America	25,366	19,741	5,625	28
Asia	12,254	14,269	(2,015)	-14
Surfactants Segment Gross Profit	$193,505	$145,520	$47,985	33
Operating Expenses	89,425	84,742	4,683	6
Operating Income	$104,080	$60,778	$43,302	71

Gross profit for North American operations increased 48 percent year over year primarily due to improved operations, the three percent sales volume increase and better sales margins.  The improved sales margin resulted from lower raw material and transportation costs. Costs for all major surfactant raw materials declined year-over-year. In 2014, the Company incurred additional transportation expenses due to higher fuel costs and to carrier delays and suboptimal supply chain movements related to the effects of severe winter weather and to upgrades at the Anaheim, California, plant that resulted in shifting production to other Company locations. Other items contributing to the year-over-year increase in gross profit were the favorable 2015 resolution of a previously recorded customer claim and $1.8 million of accelerated depreciation recorded in 2014 related to the Company’s 2013 restructuring plan. The effect of foreign currency translation on the year-over-year change in gross profit was an unfavorable $1.7 million.

Gross profit for European operations increased 14 percent between years principally due to the six percent increase in sales volume and to sales margin improvement. The margin improvement reflected a more favorable mix of sales (growth in agricultural sales volume) and declines in raw material costs. Foreign currency translation had a $5.4 million unfavorable effect on the year-over-year change in gross profit.

Gross profit for Latin American operations increased 28 percent largely due to a more profitable mix of sales, higher selling prices and the 12 percent increase in sales volume that more than offset an unfavorable foreign currency translation impact of $9.5 million.

Asia gross profit declined 14 percent largely due to a less profitable mix of sales reflecting lower sales out of Singapore.

Operating expenses for the Surfactants segment increased $4.7 million, or six percent, year over year. Excluding the effects of foreign currency translation, operating expenses increased $11.1 million. North American operations, European operations and Latin American operations accounted for $7.1 million, $1.9 million and $1.7 million of the increase, respectively. Higher fringe benefits, particularly incentive-based compensation, accounted for a large portion of the operating expense increases. Reimbursement from new consortium members of past European product registration fees ($1.3 million) favorably impacted current year expenses.

Polymers

Polymers net sales for 2015 declined $59.5 million, or 11 percent, from net sales for 2014. Sales volume was up five percent, which had a $25.2 million favorable effect on the year-over-year change in net sales.  All regions reported improved volumes. Lower selling prices and the effects of foreign currency translation negatively impacted the year-over-year net sales change by $53.4 million and $31.3 million, respectively. Selling prices were lower primarily related to certain pass-through contract requirements associated with lower raw materials costs. Overall margins improved slightly. The foreign currency translation effect reflected a stronger U.S. dollar against the currencies of the segment’s foreign operations. A year-over-year comparison of net sales by region follows:

	For the Year Ended
(In thousands)	December 31, 2015	December 31, 2014	(Decrease)	Percent Change
North America	$317,580	$347,447	$(29,867)	-9
Europe	150,654	175,862	(25,208)	-14
Asia and Other	23,254	27,657	(4,403)	-16
Total Polymers Segment	$491,488	$550,966	$(59,478)	-11

Net sales for North American operations declined nine percent. Sales volume increased three percent, which had a $10.0 million favorable effect on the year-over-year net sales change. Selling prices declined 11 percent, which unfavorably affected year-over-year net sales by $39.9 million. Sales volume of polyols used in rigid foam applications increased one percent, while sales volume of specialty polyols declined five percent. A drop in sales for products used in lower-margin flexible foam applications led to the decline in specialty polyol sales volume. Phthalic anhydride sales volume increased 10 percent as the result of new business coupled with stronger demand from existing customers. The reduction in sales prices reflected decreases in the costs of major raw materials.

Net sales for European operations declined 14 percent between years. Sales volume increased eight percent, which positively affected the year-over-year net sales change by $14.3 million. Increased sales of rigid polyols used in insulation board and metal panels accounted for the volume improvement. The unfavorable effects of foreign currency translation and a five percent decline in selling prices negatively affected the year-over-year change in net sales by $29.7 million and $9.8 million, respectively. The foreign currency translation effect reflected a stronger U.S. dollar relative to the Polish zloty. The selling price decline was principally attributable to decreases in raw material costs.

Net sales for Asia and Other operations declined 16 percent due to lower selling prices and the unfavorable effects of foreign currency translation, which accounted for $3.3 million and $1.5 million of the year-over-year net sales decrease, respectively. Reduced raw material costs led to the lower selling prices. Sales volume increased two percent, which had a $0.5 million positive impact on the net sales change. The volume gain reflected increased sales volume in Asia.

Polymer 2015 operating income increased $20.3 million, or 33 percent, over 2014 operating income. The $2.9 million gain on the sale of the Company’s specialty polyurethane systems product line, the effects of lower raw material costs, the five percent sales volume increase and reduced 2015 bad debt expense, partially offset by a $3.1 million unfavorable effect of foreign currency translation and higher incentive-based pay compensation, led to the improvement in operating income. Last year’s bad debt expense included a $2.4 million charge for a customer that filed for bankruptcy protection. Year-over-year comparisons of gross profit by region and total segment operating expenses and operating income follow:

(In thousands)	For the Year Ended
	December 31, 2015	December 31, 2014	Increase (Decrease)	Percent Change
Gross Profit
North America	$83,213	$64,532	$18,681	29
Europe	22,357	22,193	164	1
Asia and Other	2,276	1,868	408	22
Polymers Segment Gross Profit	$107,846	$88,593	$19,253	22
Operating Expenses (incl. gain on sale of product line)	26,904	27,903	(999)	-4
Operating Income	$80,942	$60,690	$20,252	33

Gross profit for North American operations increased 29 percent year over year due to improved sales margins, increased sales volume and operating efficiencies. The sales margin improvement reflected lower costs for all major raw materials, better inventory cost positions throughout the year and manufacturing fee increases aimed at partially offsetting the increasing cost of maintaining the polymer production facilities.  Less outsourcing during the year also contributed to the more favorable results. In addition to the foregoing, 2015 gross profit included the recognition of $1.0 million of previously deferred revenue due to the satisfaction of contractual requirements.

Gross profit for European operations increased one percent. The effects of the eight percent sales volume increase and lower raw material costs were largely offset by an unfavorable $4.4 million foreign currency translation impact.

The increase in gross profit for Asia and Other operations was primarily due to lower outsourcing and raw material costs and increased sales volume that more than offset the negative effects of foreign currency translation.

Operating expenses for the Polymers segment (excluding the $2.9 million gain on the product line sale) increased $1.9 million, or seven percent, year over year. Much of the increase was attributable to higher incentive-based pay. In addition, operating expenses in China, where a new plant is being constructed, increased $1.1 million year over year. The higher expenses were partially offset by a $2.2 million decrease in bad debt expense. Last year’s bad debt expense included a $2.4 million bad debt charge for a customer that filed for bankruptcy. Foreign exchange translation had a favorable $1.6 million effect on the year-over-year operating expense change.

Specialty Products

Net sales for 2015 declined $0.8 million, or one percent, from net sales for 2014. The decline in net sales was due to a $2.7 million unfavorable foreign currency translation effect partially offset by higher average selling prices and a two percent increase in sales volume. All product lines reported slightly improved sales volumes year over year, principally due to a stronger fourth quarter. The increase in average selling prices reflected a more favorable mix of sales. Operating income decreased $6.1 million, or 58 percent, between years due to higher raw material costs and operating expenses, particularly for the food ingredient and nutritional supplement product lines. Fourth quarter 2015 operating income improved $1.0 million over fourth quarter 2014 operating income largely due to a 26 percent increase in sales volume and to a more profitable mix of sales.

Corporate Expenses

Corporate expenses, which comprise deferred compensation and other operating expenses that are not allocated to the reportable segments, increased $29.4 million to $66.6 million for 2015 from $37.2 million for 2014. The significant contributors to the year-over-year increase in corporate expenses included higher deferred compensation ($18.4 million), consulting ($5.9 million), fringe benefit ($5.4 million), talent acquisition/relocation ($1.5 million), expatriate ($0.8 million) and salaries ($0.7 million) expenses, along with the accumulation of a number of smaller expense increases. The increased expenses were partially offset by lower environmental remediation charges ($6.4 million).

Deferred compensation was $6.5 million of expense for 2015 compared to $11.9 million of income for 2014. The change between years was largely attributable to a $9.61 per share increase in the value of Company common stock in 2015 compared to a $25.55 per share decrease in 2014. The following table presents the year-end Company common stock market prices used in the computation of deferred compensation expense:

	December 31
	2015	2014	2013
Company Stock Price	$49.69	$40.08	$65.63

The increase in fringe benefit expenses resulted primarily from higher incentive-based compensation (both short- and long-term). In 2014, a limited amount of annual bonuses were paid because the Company failed to meet its financial performance targets. Consulting expenses increased largely due to the Company’s ongoing DRIVE initiative to improve efficiency across the Company’s global organization.  The contract with the consulting company advising on the DRIVE initiative has expired, so it is expected that such expenses will decline in 2016.

With respect to the decline in environmental remediation expenses, 2014 included $7.1 million of charges to increase the best estimate of the remediation liability for the Company’s Maywood site. The U.S. Environmental Protection Agency issued its record of decision for soil remediation at that site in September 2014, which led to the liability increase.

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

Operating income for 2014 declined $18.5 million, or 17 percent, from operating income for 2013. Gross profit decreased $32.1 million, or 11 percent, largely due to lower profits for Surfactants caused by reduced sales volumes and higher expenses for North American operations. Polymers gross profit improved nine percent between years due to sales volume growth that more than offset the effect of a $3.7 million business interruption insurance recovery that benefited 2013. Specialty Products reported a five percent year-over-year gross profit decline.

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

•

Administrative expenses increased $4.6 million, or seven percent, year over year primarily due to a $7.2 million increase in corporate legal and environmental expenses. A $7.1 million charge to increase the best estimate of the remediation liability for the Company’s Maywood, New Jersey, site accounted for the higher corporate legal and environmental expenses. The issuance of the final record of decision for the site in September 2014 by the U.S. Environmental Protection Agency (USEPA) as well as other subsequent communications with the USEPA led to the increase in the best estimate of the remediation liability. Lower year-over-year incentive-based compensation partially offset the impact of the increased remediation liability.

•	R&D expenses declined $1.4 million, or three percent, year over year. Lower incentive-based compensation, partially offset by higher salary expense accounted for most of the decline.
•

Deferred compensation plan activity resulted in $11.9 million of income in 2014 compared to $9.5 million of expense in 2013. A decrease in the value of Company stock for 2014 compared to an increase in the value of Company common stock for 2013 led to the year-over-year swing in deferred compensation results (see the ‘Overview’ and ‘Corporate Expenses’ sections of this MD&A for further details).

•

Business Restructuring and Asset Impairments – Expenses for business restructuring and asset impairments were $4.0 million in 2014 compared to $1.0 million in 2013. The following are brief descriptions of the restructuring and impairment activities for each year. See Note 22 to the consolidated financial statements for additional details.

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

Segment Results

(In thousands)	For the Year Ended
Net Sales	December 31, 2014	December 31, 2013	Increase	Percent Change
Surfactants	$1,296,638	$1,317,164	$(20,526)	-2
Polymers	550,966	483,361	67,605	14
Specialty Products	79,609	80,261	(652)	-1
Total Net Sales	$1,927,213	$1,880,786	$46,427	2

(In thousands)	For the Year Ended
Operating Income	December 31, 2014	December 31, 2013	Increase (Decrease)	Percent Change
Surfactants	$60,778	$100,201	$(39,423)	-39
Polymers	60,690	54,536	6,154	11
Specialty Products	10,487	10,902	(415)	-4
Segment Operating Income	$131,955	$165,639	$(33,684)	-20
Business Restructuring	4,009	1,040	2,969	285
Corporate Expenses, Excluding Deferred Compensation	49,155	45,950	3,205	7
Deferred Compensation Expense (Income)	(11,903)	9,496	(21,399)	-225
Total Operating Income	$90,694	$109,153	$(18,459)	-17

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

	For the Year Ended
(In thousands)	December 31, 2014	December 31, 2013	Increase (Decrease)	Percent Change
North America	$792,244	$802,568	$(10,324)	-1
Europe	287,592	287,394	198	—
Latin America	160,076	160,426	(350)	—
Asia	56,726	66,776	(10,050)	-15
Total Surfactants Segment	$1,296,638	$1,317,164	$(20,526)	-2

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

(In thousands)	For the Year Ended
	December 31, 2014	December 31, 2013	Increase (Decrease)	Percent Change
Gross Profit
North America	$84,118	$128,643	$(44,525)	-35
Europe	27,392	24,928	2,464	10
Latin America	19,741	22,114	(2,373)	-11
Asia	14,269	10,021	4,248	42
Total Surfactants Segment	$145,520	$185,706	$(40,186)	-22
Operating Expenses	84,742	85,505	(763)	-1
Operating Income	$60,778	$100,201	$(39,423)	-39

North American gross profit declined 35 percent due to the effects of a 10 percent decline in sales volume and higher expenses. Manufacturing expenses were up $11.1 million, or eight percent, largely due to increased maintenance and depreciation costs. Prolonged inclement winter weather early in 2014 and a significant planned fourth quarter maintenance shutdown in a major production area at the Millsdale, Illinois, plant led to the increase in maintenance expenses. In addition to higher manufacturing costs, the Company incurred incremental transportation expenses for the transfer of some production from weather-affected locations to other less impacted North American plants. Transportation expenses continued to be higher throughout the balance of the year due to increased general freight rates and a planned infrastructure upgrade project at the Company’s Anaheim, California, plant. Further to all of the foregoing, a fourth quarter charge for a customer claim against the Company and higher year-over-year accelerated depreciation ($1.8 million in 2014 compared to $0.3 million in 2013) related to the restructuring plan approved in the fourth quarter of 2013 also contributed to the gross profit decline.

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

(In thousands)	For the Year Ended
	December 31, 2014	December 31, 2013	Increase (Decrease)	Percent Change
North America	$347,447	$294,421	$53,026	18
Europe	175,862	161,262	14,600	9
Asia and Other	27,657	27,678	(21)	—
Total Polymers Segment	$550,966	$483,361	$67,605	14

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

(In thousands)	For the Year Ended
	December 31, 2014	December 31, 2013	Increase (Decrease)	Percent Change
Gross Profit
North America	$64,532	$53,554	$10,978	20
Europe	22,193	27,380	(5,187)	-19
Asia and Other	1,868	(17)	1,885	NM
Total Polymers Segment	$88,593	$80,917	$7,676	9
Operating Expenses	27,903	26,381	1,522	6
Operating Income	$60,690	$54,536	$6,154	11

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

Operating expenses for the Polymers segment were up $1.5 million, or six percent, between years due to the $2.4 million bad debt charge for a phthalic anhydride customer that filed for bankruptcy. The effect of the bad debt charge was partially offset by lower 2014 incentive-based compensation attributable to lower total Company operating results.

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

The higher year-over-year legal and environmental expense was due to a $7.1 million increase in the best estimate of the remediation liability for the Company’s Maywood site. The USEPA issued its final record of decision for the site in 2014, which led to the increase in the remediation liability.

Liquidity and Financial Condition

For the year ended December 31, 2015, operating activities were a cash source of $183.3 million versus a source of $82.0 million for the comparable period in 2014. For the current year period, investing cash outflows totaled $126.0 million and financing activities were a source of $42.9 million. Cash increased by $90.9 million with exchange rates reducing cash by $9.3 million.

For 2015, net income was up by $19.0 million and working capital was a source of $24.8 million versus a cash use of $42.7 for the comparable year-ago period. Cash outflows for investing activities were up by $16.7 million year over year. Cash flow for financing activities was a source of $42.9 million in 2015 compared to a use of $14.9 million in 2014.

For 2015, accounts receivable were a source of $4.2 million compared to a use of $21.2 million for the comparable period in 2014. Inventories were a source of $2.9 million in 2015 versus a use of $18.5 million in 2014. Accounts payable and accrued liabilities were a source of $21.2 million in 2015 compared to a use of $4.4 million in 2014.

Working capital requirements were lower in 2015 compared to 2014 primarily due to lower raw material prices. The Company’s working capital investment is heavily influenced by the cost of crude oil and natural oils, from which many of its raw materials are derived. Fluctuations in raw material costs translate directly to inventory carrying costs and indirectly to customer selling prices and accounts receivable.

The accounts receivable decrease for 2015 was driven mainly by lower sales prices partially offset by higher sales quantities.  The inventory cash source for the year was driven mainly by lower raw material prices. The Company has not changed its own payment practices related to its payables. It is management’s opinion that the Company’s liquidity is sufficient to provide for potential increases in working capital during 2016.

Investing cash outflows for the current year included capital expenditures of $119.3 million compared to $101.8 million for the comparable period last year. Other investing activities consumed $6.6 million in 2015 versus $7.4 million in 2014.  Other investing activities in 2015 included $5.1 million used to purchase the production facility in Bahia, Brazil and $3.3 million from proceeds on the sale of the specialty polyurethane systems product line.

For 2016, the Company estimates that capital expenditures will range from $115 million to $135 million including capacity expansions in the United States, Brazil and China.

The Company purchases its common shares in the open market from time to time to fund its own benefit plans and also to mitigate the dilutive effect of new shares issued under its benefit plans. The Company may also make open market repurchases as cash flows permit when, in management’s opinion, the Company’s shares are undervalued in the market. For the twelve months ended December 31, 2015, the Company purchased 41,915 shares in the open market at a total cost of $2.0 million.  At December 31, 2015, there were 761,764 shares remaining under the current share repurchase authorization.

As of December 31, 2015, the Company’s cash and cash equivalents totaled $176.1 million, including $68.8 million in two separate U.S. money market funds, each of which was rated AAA by Standard and Poor’s and Aaa by Moody’s. Cash in U.S. demand deposit accounts totaled $20.2 million and cash of the Company’s non-U.S. subsidiaries held outside the U.S. totaled $87.1 million at December 31, 2015.

Consolidated balance sheet debt increased by $58.7 million for the current year, from $273.9 million to $332.6 million. Since last year-end, domestic debt increased by $70.0 million and foreign debt decreased by $11.3 million. Net debt (which is defined as total debt minus cash) decreased by $32.2 million for the current year, from $188.7 million to $156.5 million. As of December 31, 2015, the ratio of total debt to total debt plus shareholders’ equity was 37.3 percent compared to 33.8 percent at December 31, 2014. As of December 31, 2015, the ratio of net debt to net debt plus shareholders’ equity was 21.9 percent, compared to 26.0 percent at December 31, 2014.

At December 31, 2015, the Company’s debt included $322.1 million of unsecured private placement loans with maturities extending from 2016 through 2027. These loans are the Company’s primary source of long-term debt financing and are supplemented by bank credit facilities to meet short and medium-term needs.

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

The Company has a committed $125.0 million multi-currency syndicated revolving credit agreement. The credit agreement allows the Company to make unsecured borrowings, as requested from time to time, for working capital and other corporate purposes. This unsecured facility is the Company’s primary source of short-term borrowings and is committed through July 10, 2019, with terms and conditions that are substantially equivalent to those of the Company’s other U.S. loan agreements. As of December 31, 2015, the Company had outstanding letters of credit of $4.7 million under this agreement, and no borrowings, with $120.3 million remaining available. The Company anticipates that cash from operations, committed credit facilities and cash on hand will be sufficient to fund anticipated capital expenditures, working capital, dividends and other planned financial commitments for the foreseeable future.

Certain foreign subsidiaries of the Company maintain term loans and short-term bank lines of credit in their respective local currencies to meet working capital requirements as well as to fund capital expenditure programs and acquisitions. At December 31, 2015, the Company’s foreign subsidiaries had outstanding debt of $10.5 million.

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

The Company believes it was in compliance with all of its loan agreements as of December 31, 2015. Based on current projections, the Company believes it will be in compliance with its loan agreements throughout 2016.

Contractual Obligations

At December 31, 2015, the Company’s contractual obligations, including estimated payments by period, were as follows:

	Payments Due by Period
(In thousands)	Total	Less than 1 year	1-3 years	3 – 5 years	More than 5 years
Long-term debt obligations	$332,623	$18,806	$42,670	$59,814	$211,333
Interest payments on debt obligations (a)	86,447	14,116	25,797	20,541	25,993
Operating lease obligations	37,301	5,836	7,857	5,719	17,889
Purchase obligations (b)	31,051	28,473	2,578	—	—
Other (c)	20,011	2,126	2,666	1,766	13,453
Total	$507,433	$69,357	$81,568	$87,840	$268,668
(a)

Interest payments on debt obligations represent interest on all Company debt at December 31, 2015. The interest payment amounts related to the variable rate component of the Company’s debt assume that interest will be paid at the rates prevailing at December 31, 2015. Future interest rates may change, and, therefore, actual interest payments could differ from those disclosed in the above table.

(b)	Purchase obligations consist of raw material, utility and telecommunication service purchases made in the normal course of business.
(c)

The “Other” category comprises deferred revenues that represent commitments to deliver products, expected 2016 required contributions to the Company’s funded defined benefit pension plans, estimated payments related to the Company’s unfunded defined benefit supplemental executive and outside director pension plans, estimated payments (undiscounted) related to the Company’s asset retirement obligations, and environmental remediation payments for which amounts and periods can be reasonably estimated.

The above table does not include $101.9 million of other non-current liabilities recorded on the balance sheet at December 31, 2015, as summarized in Note 15 to the consolidated financial statements.  The significant non-current liabilities excluded from the table are defined benefit pension, deferred compensation, environmental and legal liabilities and unrecognized tax benefits for which payment periods cannot be reasonably determined. In addition, deferred income tax liabilities are excluded from the table due to the uncertainty of their timing.

Pension Plans

The Company sponsors a number of defined benefit pension plans, the most significant of which cover employees in its U.S. and U.K. locations.  The U.S. and U.K. plans are frozen, and service benefit accruals are no longer being made.  The funded status (pretax) of the Company’s defined benefit pension plans improved $5.7 million year over year, from $43.2 million underfunded at December 31, 2014, to $37.5 million underfunded at December 31, 2015.  The effects of year-over-year increases in the discount rates used to measure pension obligations (30- and 50-point increases for the U.S. and U.K. plans, respectively) and a change in mortality assumptions, partially offset by less than expected pension asset performance, accounted for the improvement.

The Company contributed $0.6 million to its funded defined benefit plans in 2015. In 2016, the Company expects to contribute a total of $0.4 million to the U.K. defined benefit plan. As a result of pension funding relief included in the Highway and Transportation Funding Act of 2014, the Company has no 2016 contribution requirement to the U.S. pension plans. Payments to participants in the unfunded non-qualified plans should approximate $0.2 million in 2016, which is the same as payments made in 2015.

Letters of Credit

The Company maintains standby letters of credit under its workers’ compensation insurance agreements and for other purposes as needed. The insurance letters of credit are renewed annually and amended to the amounts required by the insurance agreements. As of December 31, 2015, the Company had a total of $4.7 million in outstanding standby letters of credit.

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

Environmental and Legal Matters

The Company’s operations are subject to extensive local, state and federal regulations. Although the Company’s environmental policies and practices are designed to ensure compliance with these regulations, future developments and increasingly stringent environmental regulation may require the Company to make additional environmental expenditures. The Company will continue to invest in the equipment and facilities necessary to comply with existing and future regulations.  During 2015, the Company’s expenditures for capital projects related to the environment were $1.7 million. These projects are capitalized and depreciated over their estimated useful lives, which are typically 10 years. Recurring costs associated with the operation and maintenance of facilities for waste treatment and disposal and managing environmental compliance in ongoing operations at the Company’s manufacturing locations were approximately $22.1 million for 2015, $21.2 million for 2014 and $18.7 million for 2013. While difficult to project, it is not anticipated that these recurring expenses will increase significantly in the near future.

Over the years, the Company has received requests for information related to or has been named by the government as a potentially responsible party at a number of waste disposal sites where cleanup costs have been or may be incurred under CERCLA and similar state statutes. In addition, damages are being claimed against the Company in general liability actions for alleged personal injury or property damage in the case of some disposal and plant sites. The Company believes that it has made adequate provisions for the costs it may incur with respect to the sites. See the Critical Accounting Policies section that follows for a discussion of the Company’s environmental liabilities accounting policy.  After partial remediation payments at certain sites, the Company has estimated a range of possible environmental and legal losses from $20.9 million to $41.4 million at December 31, 2015, compared to $21.9 million to $41.8 million at December 31, 2014. At December 31, 2015, the Company’s accrued liability for such losses, which represented the Company’s best estimate within the estimated range of possible environmental and legal losses, was $20.9 million compared to $22.0 million at December 31, 2014. Because the liabilities accrued are estimates, actual amounts could differ from the amounts reported. During 2015, cash outlays related to legal and environmental matters approximated $2.7 million compared to $1.2 million expended in 2014.

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

Outlook

In 2016, the Company expects to build on the momentum generated in 2015.  The business should benefit from a full year of higher commodity sulfonation volumes in North America and continued growth in core polymer markets.  Benefits from the Company’s product and end-market diversification efforts, as well as lower costs associated with restructured activities, should positively impact 2016.  Start-up expenses and lower growth rates in China will negatively impact Polymer performance.  Both Surfactants and Polymers will experience higher costs during the fourth quarter due to a thirty-day government mandated shutdown of the Company’s facility in Germany.  Specialty Products should improve on lower costs from structural actions taken in 2015.

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

Some plan distributions may be made in cash or Company common stock at the option of the participant.  Other plan distributions can only be made in Company common stock. For deferred compensation obligations that may be settled in cash, the Company must record appreciation in the market value of the investment choices made by participants as additional compensation expense.  Conversely, declines in the value of Company stock or the mutual funds result in a reduction of compensation expense since such declines reduce the cash obligation of the Company as of the date of the financial statements.  These market price movements may result in significant period-to-period fluctuations in the Company’s income.  The increases or decreases in compensation expenses attributable to market price movements are reported in the operating expenses section of the consolidated statements of income. Because the obligations that must be settled only in Company common stock are treated as equity instruments, fluctuations in the market price of the underlying Company stock do not affect earnings.

At December 31, 2015, the Company’s deferred compensation liability was $44.0 million, of which approximately 57 percent represented deferred compensation tied to the performance of the Company’s common stock; the remainder was tied to the mutual fund investment choices.  A $1.00 increase in the market price of the Company’s common stock will result in approximately $0.5 million of additional compensation expense.  A $1.00 reduction in the market price of the common stock will reduce compensation expense by a like amount.  The expense or income associated with the mutual fund component will generally fluctuate in line with the overall percentage increase or decrease of the U.S. stock markets.

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

The Company uses forward contracts to mitigate the exposure of certain foreign currency transactions and balances to fluctuating exchange rates. At December 31, 2015, the Company had forward contracts to sell $19.6 million on behalf of subsidiaries in Canada, Mexico, China, Poland, and the Philippines. The Company also had forward contracts to sell EUR 10.2 million on behalf of subsidiaries in Poland and the UK and a forward contract to sell GBP 0.4 million on behalf of its subsidiary in France.  The fair value of all forward contracts as of December 31, 2015, was a net liability of $0.2 million. As of December 31, 2015, the potential reduction in the Company’s earnings resulting from the impact of hypothetical adverse changes in exchange rates on the fair value of its outstanding foreign currency contracts of 10 percent for all currencies would have been $3.1 million.

Except for the Company’s subsidiaries in Brazil and Colombia, foreign currency exposures are substantially hedged by forward contracts. At December 31, 2015, currency exposures not covered by forward contracts were insignificant.

INTEREST RATES

The Company’s debt was made up of fixed-rate and variable-rate borrowings totaling $322.1 million and $10.5 million, respectively, as of December 31, 2015. For 2016, it is projected that interest on short-term variable-rate borrowings will total approximately $0.5 million. A hypothetical 10 percent average change to short-term interest rates would result in less than a $0.1 million increase or decrease to interest expense for 2016.

The fair value of the Company’s long term fixed-rate debt, including current maturities, was estimated to be $320.7 million as of December 31, 2015, which was approximately $1.4 million below the carrying value. Market risk was estimated as the potential increase to the fair value that would result from a hypothetical 10 percent decrease in the Company’s weighted average long-term borrowing rates at December 31, 2015, or $20.8 million.

COMMODITY PRICE RISK

Certain raw materials used in the manufacture of the Company’s products are subject to price volatility caused by weather, petroleum price fluctuations, general economic demand and other unpredictable factors. Increased raw material costs are recovered from customers as quickly as the marketplace allows; however, certain contractual arrangements allow for price changes only on a quarterly basis, and competitive pressures sometimes prevent the recovery of cost increases from customers, particularly in periods where there is excess industry capacity. As a result, for some product lines or market segments it may take time to recover raw material price increases. Periodically, firm purchase commitments are entered into which fix the price of a specific commodity that will be delivered at a future time. Forward purchase contracts are used to aid in managing the Company’s natural gas costs. At December 31, 2015, the Company had open forward contracts for the purchase of 1.1 million dekatherms of natural gas at a cost of $3.6 million. Because the Company has agreed to fixed prices for the noted quantity of natural gas, a hypothetical 10 percent fluctuation in the price of natural gas would cause the Company’s actual natural gas cost to be $0.4 million higher or lower than the cost at market price.

Item 8. Financial Statements and Supplementary Data

The following statements and data are included in this item:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Income (For years ended December 31, 2015, 2014 and 2013)

Consolidated Statements of Comprehensive Income (For years ended December 31, 2015, 2014 and 2013)

Consolidated Balance Sheets (December 31, 2015 and 2014)

Consolidated Statements of Cash Flow (For years ended December 31, 2015, 2014 and 2013)

Consolidated Statements of Stockholders’ Equity (For years ended December 31, 2015, 2014 and 2013)

Notes to Consolidated Financial Statements

Selected Quarterly Financial Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Stepan Company

Northfield, Illinois

We have audited the accompanying consolidated balance sheets of Stepan Company and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Stepan Company and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2016 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP

Chicago, Illinois

February 24, 2016

Stepan Company

Consolidated Statements of Income

For the years ended December 31, 2015, 2014 and 2013

(In thousands, except per share amounts)	2015	2014	2013
Net Sales (Note 1)	$1,776,167	$1,927,213	$1,880,786
Cost of Sales	1,467,926	1,677,650	1,599,101
Gross Profit	308,241	249,563	281,685
Operating Expenses:
Selling (Note 1)	55,522	54,763	53,229
Administrative (a) (Note 1)	76,048	66,549	61,958
Research, development and technical services (Note 1)	50,243	45,451	46,809
Deferred compensation expense (income) (a) (Note 1)	6,500	(11,903)	9,496
	188,313	154,860	171,492
Gain on sale of product line	2,862	—	—
Business restructuring and asset impairments (Note 22)	—	(4,009)	(1,040)
Operating Income	122,790	90,694	109,153
Other Income (Expense):
Interest, net (Note 6)	(14,533)	(11,441)	(10,358)
Loss from equity in joint ventures (Notes 1 and 25)	(6,985)	(5,008)	(5,336)
Other, net (Note 8)	1,584	1,290	2,171
	(19,934)	(15,159)	(13,523)
Income Before Provision for Income Taxes	102,856	75,535	95,630
Provision for Income Taxes (Note 9)	26,819	18,454	23,293
Net Income	76,037	57,081	72,337
Net (Income) Loss Attributable to Noncontrolling Interests (Note 1)	(69)	20	491
Net Income Attributable to Stepan Company	$75,968	$57,101	$72,828

Net Income Per Common Share Attributable to Stepan Company (Note 18):
Basic	$3.34	$2.51	$3.22
Diluted	$3.32	$2.49	$3.18
Shares Used to Compute Net Income Per Common Share Attributable to Stepan Company (Note 18):
Basic	22,730	22,758	22,621
Diluted	22,858	22,917	22,924

(a) In 2014 and 2013, deferred compensation expense (income) was included in administrative expenses. The 2014 and 2013 amounts have been changed to conform to the current year presentation.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Stepan Company

Consolidated Statements of Comprehensive Income

For the years ended December 31, 2015, 2014 and 2013

(In thousands)	2015	2014	2013
Net Income	$76,037	$57,081	$72,337
Other Comprehensive Income (Loss):
Foreign currency translation adjustments (Note 19)	(45,490)	(31,980)	(8,034)
Defined benefit pension plans:
Net actuarial gain (loss) arising in period (net of taxes of $568, $14,227 and $7,783 for 2015, 2014 and 2013, respectively)	1,311	(24,186)	13,417
Amortization of prior service cost included in pension expense (net of taxes of $6, $6 and $6 for 2015, 2014 and 2013, respectively)	11	14	13
Amortization of actuarial loss included in pension expense (net of taxes of $1,755, $1,032 and $2,015 for 2015, 2014 and 2013, respectively)	3,002	1,695	3,395
Amortization of transition obligation included in pension expense (net of taxes of $0, $0 and $1 for 2015, 2014 and 2013, respectively)	—	—	1
Net defined benefit pension plan activity (Note 19)	4,324	(22,477)	16,826
Cash flow hedges:
Gains (losses) arising in period (net of taxes of $26, $0, $0 in 2015, 2014 and 2013, respectively)	(49)	—	(32)
Reclassifications to income in period (net of taxes of $8, $7 and $14 in 2015, 2014 and 2013, respectively)	5	3	13
Net cash flow hedge activity (Note 19)	(44)	3	(19)
Other Comprehensive Income (Loss)	(41,210)	(54,454)	8,773
Comprehensive Income	34,827	2,627	81,110
Comprehensive (Income) Loss Attributable to Noncontrolling Interests	(2)	57	440
Comprehensive Income Attributable to Stepan Company	$34,825	$2,684	$81,550

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Stepan Company

Consolidated Balance Sheets

December 31, 2015 and 2014

(Dollars in thousands)	2015	2014
Assets
Current Assets:
Cash and cash equivalents	$176,143	$85,215
Receivables, less allowances of $8,046 in 2015 and $10,011 in 2014	249,602	270,436
Inventories (Note 5)	170,424	183,233
Deferred income taxes (Note 9)	—	15,364
Other current assets	23,404	21,308
Total current assets	619,573	575,556
Property, Plant and Equipment:
Land	15,132	12,446
Buildings and improvements	173,964	171,559
Machinery and equipment	1,161,051	1,119,400
Construction in progress	95,951	82,446
	1,446,098	1,385,851
Less: accumulated depreciation	(890,635)	(861,656)
Property, plant and equipment, net	555,463	524,195
Goodwill, net (Note 4)	11,265	11,502
Other intangible assets, net (Note 4)	17,957	20,803
Long-term investments (Note 2)	20,910	20,217
Other non-current assets	14,493	9,741
Total Assets	$1,239,661	$1,162,014

Liabilities and Equity
Current Liabilities:
Current maturities of long-term debt (Note 6)	$18,806	$27,034
Accounts payable	128,605	156,983
Accrued liabilities (Note 14)	95,833	65,496
Total current liabilities	243,244	249,513
Deferred income taxes (Note 9)	9,455	15,804
Long-term debt, less current maturities (Note 6)	313,817	246,897
Other non-current liabilities (Note 15)	114,761	112,856
Commitments and Contingencies (Note 16)
Equity (Note 10):
Common stock, $1 par value; authorized 60,000,000 shares; issued 25,709,391 shares in 2015 and 25,640,090 shares in 2014	25,709	25,640
Additional paid-in capital	144,601	139,573
Accumulated other comprehensive loss (Note 19)	(125,088)	(83,945)
Retained earnings	580,208	520,540
Less: Common treasury stock, at cost, 3,428,541 shares in 2015 and 3,384,443 shares in 2014	(68,446)	(66,262)
Total Stepan Company stockholders’ equity	556,984	535,546
Noncontrolling interests	1,400	1,398
Total equity	558,384	536,944
Total Liabilities and Equity	$1,239,661	$1,162,014

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Stepan Company

Consolidated Statements of Cash Flows

For the years ended December 31, 2015, 2014 and 2013

(In thousands)	2015	2014	2013
Cash Flows From Operating Activities
Net income	$76,037	$57,081	$72,337
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	66,985	63,804	56,400
Deferred compensation	6,500	(11,903)	9,496
Realized and unrealized gain on long-term investments	(21)	(241)	(2,611)
Stock-based compensation	4,374	(68)	2,783
Deferred income taxes	3,001	5,306	259
Other non-cash items	3,830	8,260	7,253
Changes in assets and liabilities, excluding effects of acquisitions:
Receivables, net	4,160	(21,229)	(12,749)
Inventories	2,851	(18,521)	(3,794)
Other current assets	(3,410)	1,430	(5,950)
Accounts payable and accrued liabilities	21,219	(4,376)	26,256
Pension liabilities	932	(2,709)	1,997
Environmental and legal liabilities	(1,398)	6,493	(353)
Deferred revenues	(1,345)	(732)	2,428
Excess tax benefit from stock options and awards	(442)	(640)	(3,438)
Net Cash Provided By Operating Activities	183,273	81,955	150,314
Cash Flows From Investing Activities
Expenditures for property, plant and equipment	(119,349)	(101,819)	(92,865)
Business acquisitions, net of cash acquired (Note 20)	(5,133)	─	(68,212)
Proceeds from sale of product line (Note 21)	3,262	─	─
Sale of mutual funds	901	908	698
Other, net	(5,651)	(8,310)	(7,179)
Net Cash Used In Investing Activities	(125,970)	(109,221)	(167,558)
Cash Flows From Financing Activities
Revolving debt and bank overdrafts, net	(26,217)	14,219	4,820
Other debt borrowings	100,000	4,923	100,000
Other debt repayments	(13,098)	(12,656)	(17,618)
Dividends paid	(16,300)	(15,387)	(14,474)
Company stock repurchased	(2,000)	(7,924)	(2,275)
Stock option exercises	777	1,754	3,977
Excess tax benefit from stock options and awards	442	640	3,438
Other, net	(673)	(421)	(1,615)
Net Cash Provided By (Used In) Financing Activities	42,931	(14,852)	76,253
Effect of Exchange Rate Changes on Cash	(9,306)	(6,014)	(2,537)
Net Increase (Decrease) in Cash and Cash Equivalents	90,928	(48,132)	56,472
Cash and Cash Equivalents at Beginning of Year	85,215	133,347	76,875
Cash and Cash Equivalents at End of Year	$176,143	$85,215	$133,347

Supplemental Cash Flow Information
Cash payments of income taxes, net of refunds	$21,784	$23,142	$22,691
Cash payments of interest	$11,943	$12,447	$11,281

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Stepan Company

Consolidated Statements of Equity

For the years ended December 31, 2015, 2014 and 2013

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

For the years ended December 31, 2015, 2014 and 2013

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

Stepan Company

Consolidated Statements of Equity

For the years ended December 31, 2015, 2014 and 2013

		STEPAN COMPANY SHAREHOLDERS
(In thousands, except share and per share amounts)	Total	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest
Balance, December 31, 2014	$536,944	$25,640	$139,573	$(66,262)	$(83,945)	$520,540	$1,398

Issuance of 45,289 shares of common stock under stock option plan	777	45	732	—	—	—	—

Purchase of 41,915 shares of common stock	(2,000)	—	—	(2,000)	—	—	—

Stock-based and deferred compensation	3,694	24	3,854	(184)	—	—	—

Net income	76,037	—	—	—	—	75,968	69

Other comprehensive income	(41,210)	—	—	—	(41,143)	—	(67)

Cash dividends paid:
Common stock ($0.73 per share)	(16,300)	—	—	—	—	(16,300)	—

Non-qualified stock option and stock award income tax benefit	442	—	442	—	—	—	—
Balance, December 31, 2015	$558,384	$25,709	$144,601	$(68,446)	$(125,088)	$580,208	$1,400

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements

For the years ended December 31, 2015, 2014 and 2013

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

The Company is a partner in two joint ventures: Nanjing Stepan Jinling Chemical Limited Liability Company (Stepan China) in Nanjing, China, and TIORCO, LLC (TIORCO) in Denver, Colorado. The Company has an 80 percent ownership interest in the Stepan China joint venture and exercises controlling influence. Therefore, Stepan China’s accounts are included in the Company’s consolidated financial statements. The joint venture partner’s interest in Stepan China’s net income is reported in the net income attributable to noncontrolling interests line of the consolidated statements of income. The joint venture partner’s interest in the net assets of Stepan China is reported in the noncontrolling interests line (a component of equity separate from Company equity) of the consolidated balance sheets.

TIORCO is equally owned and controlled by the Company and Nalco Company (a subsidiary of Ecolab Inc.). The Company’s investment in TIORCO is accounted for using the equity method and is included in the other non-current assets line on the consolidated balance sheets. The Company’s share of TIORCO’s net earnings is included in the loss from equity in joint ventures line of the consolidated statements of income. In October 2015, the Company and Nalco Company made the decision to dissolve TIORCO. See Note 25 for information regarding the dissolution of the joint venture.

Cash and Cash Equivalents

The Company considers all highly liquid investments with purchased maturities of three months or less to be cash equivalents.

At December 31, 2015, the Company’s cash and cash equivalents totaled $176.1 million including $68.8 million in two separate money market funds, each of which was rated AAA by Standard and Poor’s and Aaa by Moody’s.  Cash in U.S. demand deposit accounts totaled $20.2 million and cash of the Company’s non-U.S. subsidiaries held outside the U.S. totaled $87.1 million as of December 31, 2015.

Receivables and Credit Risk

Receivables are stated net of allowances for doubtful accounts and other allowances and primarily include trade receivables from customers, as well as nontrade receivables from suppliers, governmental tax agencies and others.

The Company is exposed to credit risk on accounts receivable balances. This risk is mitigated by the Company’s large, diverse customer base, which is dispersed over various geographic regions and industrial sectors. No single customer comprised more than 10 percent of the Company’s consolidated net sales in 2015, 2014 or 2013.

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

The following is an analysis of the allowance for doubtful accounts and other accounts receivable allowances for the years ended December 31, 2015, 2014 and 2013:

(In thousands)	2015	2014	2013
Balance at January 1	$10,011	$5,945	$5,533
Provision charged to income	1,106	4,625	719
Accounts written off, net of recoveries	(3,071)	(559)	(307)
Balance at December 31	$8,046	$10,011	$5,945

The 2014 provision charged to income included a $2,388,000 bad debt allowance for a major Polymer customer that filed for protection under Chapter 11 of the U.S. Bankruptcy Code in September 2014. Also included in the 2014 provision charged to income were additional allowances for certain high risk accounts and for general reserves.  The accounts written off for 2015 included the write-off of the Polymer customer’s uncollectible receivable balance.

Inventories

Inventories are valued at cost, which is not in excess of market value, and include material, labor and plant overhead costs. The last-in, first-out (LIFO) method is used to determine the cost of the Company’s U.S. inventories. The first-in, first-out (FIFO) method is used for all other inventories. Inventories priced at LIFO as of December 31, 2015 and 2014, accounted for 72 and 67 percent of total inventories, respectively.

Property, Plant and Equipment

Depreciation of property, plant and equipment is provided on a straight-line basis over the estimated useful lives of the assets. Lives used for calculating depreciation are generally 30 years for buildings and 15 years for building improvements. For assets classified as machinery and equipment, lives generally used for calculating depreciation expense range from 10 to 15 years for manufacturing equipment, five to 10 years for furniture and fixtures, three to five years for vehicles and three to 10 years for computer equipment and software. Manufacturing of chemicals is capital intensive with a large majority of the assets included in machinery and equipment representing manufacturing equipment. Major renewals and betterments are capitalized in the property accounts, while maintenance and repairs ($52,549,000, $55,923,000, and $48,683,000 in 2015, 2014 and 2013, respectively), which do not renew or extend the life of the respective assets, are charged to operations as incurred. Land is not depreciated. The cost of property retired or sold and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in income.

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

The Company applies the fair value measurement provisions of GAAP to any of its financial assets and liabilities that are carried at fair value on the consolidated balance sheets (see Note 2), its outstanding debt for disclosure purposes (also Note 2) and its pension plan assets (see Note 13).

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

The Company’s research and development costs are expensed as incurred. These expenses are aimed at discovery and commercialization of new knowledge with the intent that such effort will be useful in developing a new product or in bringing about a significant improvement to an existing product or process. Total research and development expenses were $30,315,000, $27,236,000 and $28,782,000 in 2015, 2014 and 2013, respectively. The remainder of research, development and technical service expenses reflected on the consolidated statements of income relates to technical services, which include routine product testing, quality control and sales support service.

Compensation expense or income related to the Company’s deferred compensation plans is presented in the Deferred compensation expense (income) line in the Consolidated Statements of Income. In prior years, the deferred compensation expense or income was reported in the administrative expense line. The 2014 and 2013 information has been changed to conform to the current year presentation. The current year presentation is consistent with the Company’s analysis of operating expenses as discussed in the Management’s Discussion and Analysis section of this Annual Report on Form 10-K.

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

Stock-Based Compensation

The Company grants stock options, performance stock awards and stock appreciation rights (SARs) to certain employees under its incentive compensation plans. The Company calculates the fair values of stock options, performance stock awards and SARs on the date such instruments are granted. The fair values of the stock option and performance stock awards are then recognized as compensation expense over the vesting periods of the instruments. The Company’s SARs granted before 2015 are cash-settled and accounted for as liabilities that must be re-measured at fair value at the end of each reporting period. Compensation expense for each reporting period is calculated as the period-to-period change (or portion of the change, depending on the proportion of the vesting period that has been completed at the reporting date) in the fair value of the cash-settled SARs. The Company’s SARs granted in 2015 are stock-settled only and the accounting treatment of their compensation expenses is similar to those of stock options. See Note 11 for detailed information about the Company’s stock-based compensation.

Earnings Per Share

Basic earnings per share amounts are computed based on the weighted-average number of common shares outstanding. Net income used in computing basic earnings per share is net income attributable to the Company reduced by dividends paid to preferred stockholders (as of August 9, 2013, all Company preferred stock had been redeemed or converted to Company common stock). Diluted earnings per share amounts are based on the weighted-average number of common shares outstanding plus the increased number of common shares that would be outstanding assuming the exercise of certain outstanding stock options, contingent performance awards and SARs settling in stock only (under the treasury stock method), the conversion of the convertible preferred stock (when such conversion would have the effect of reducing earnings per share), and contingent stock awards that are part of the Company’s incentive stock-based compensation program (see Note 11). See Note 18 for detailed information about the Company’s earnings per share calculations.

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

At December 31, 2015, the Company held open forward contracts for the purchase of 1.1 million dekatherms of natural gas in 2016 at a cost of $3,561,000. The Company uses forward contracts to minimize its exposure to volatile natural gas prices. Because the Company anticipates taking delivery of the natural gas for use in its operations, the forward contracts qualify for the normal purchase exception election provided under U.S. GAAP for derivative instruments. The Company has elected the exception for such contracts. As a result, the forward contracts are not accounted for as derivative instruments. The cost of natural gas is charged to expense at the time the natural gas is delivered and used.

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360):  Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.  The update amends the definition of a discontinued operation, changes the criteria for reporting discontinued operations and requires expanded disclosures for discontinued operations and new disclosures about disposal transactions that do not meet the discontinued operations criteria.  Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has or will have a major effect on an entity's operations and financial results.  The requirements of ASU No. 2014-08 were effective for fiscal years, and interim periods within those years, beginning after December 15, 2014, with early adoption permitted. This ASU did not have an effect on the Company’s financial position, results of operations or cash flows.

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

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes. The update requires entities to present deferred tax assets and liabilities as noncurrent in a classified balance sheet. The update simplifies the current guidance, which requires entities to separately present deferred tax assets and liabilities as current and noncurrent in a classified balance sheet. The guidance in ASU 2015-17 is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. As allowed, the Company early-adopted the amendments in this update on a prospective basis in the fourth quarter of 2015.  Therefore, the classifications of prior year amounts were not changed from those previously reported. Adoption of ASU No. 2015-17 did not have a material effect on the Company’s financial position, results of operations or cash flows. See Note 9 to these consolidated financial statements.

2. Fair Value Measurements

The following were the financial instruments held by the Company at December 31, 2015 and 2014, and the methods and assumptions used to estimate the instruments’ fair values:

Cash and cash equivalents

Carrying value approximated fair value because of the short maturity of the instruments.

Derivative assets and liabilities

Derivative assets and liabilities included the foreign currency exchange and interest rate contracts discussed in Note 3. Fair value and carrying value were the same because the contracts were recorded at fair value. The fair values of the foreign currency contracts were calculated as the difference between the applicable forward foreign exchange rates at the reporting date and the contracted foreign exchange rates multiplied by the contracted notional amounts. The fair values of the interest rate swaps were calculated as the difference between the contracted swap rate and the current market replacement swap rate multiplied by the present value of one basis point for the notional amount of the contract. See the table that follows the financial instrument descriptions for the reported fair values of derivative assets and liabilities.

Long-term investments

Long-term investments included the mutual fund assets the Company held to fund a portion of its deferred compensation liabilities and all of its non-qualified supplemental executive defined contribution obligations (see the defined contribution plans section of Note

13). Fair value and carrying value were the same because the mutual fund assets were recorded at fair value in accordance with the FASB’s fair value option rules. Fair values for the mutual funds were calculated using the published market price per unit at the reporting date multiplied by the number of units held at the reporting date. See the table that follows the financial instrument descriptions for the reported fair value of long-term investments.

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

At December 31, 2015 and 2014, the fair values and related carrying values of debt, including current maturities, were as follows:

(In thousands)	December 31
	2015	2014
Fair value	$331,183	$285,441

Carrying value	332,623	273,931

The following tables present financial assets and liabilities measured on a recurring basis at fair value as of December 31, 2015 and 2014, and the level within the fair value hierarchy in which the fair value measurement falls:

(In thousands)	December 2015	Level 1	Level 2	Level 3
Mutual fund assets	$20,910	$20,910	$—	$—
Derivative assets:
Foreign currency contracts	112	—	112	—
Total assets at fair value	$21,022	$20,910	$112	$—

Derivative liabilities:
Foreign currency contracts	$305	$—	$305	$—
Interest rate contracts	53	—	53	—
Total liabilities at fair value	$358	$—	$358	$—

(In thousands)	December 2014	Level 1	Level 2	Level 3
Mutual fund assets	$20,217	$20,217	$—	$—
Derivative assets:
Foreign currency contracts	73	—	73	—
Total assets at fair value	$20,290	$20,217	$73	$—

Derivative liabilities:
Foreign currency contracts	$628	$—	$628	$—

3. Derivative Instruments

The Company is exposed to certain risks relating to its ongoing business operations. The primary risk managed by the use of derivative instruments is foreign currency exchange risk. The Company holds forward foreign currency exchange contracts that are not designated as any type of accounting hedge as defined by U.S. generally accepted accounting principles. The Company uses these contracts to manage its exposure to exchange rate fluctuations on certain Company subsidiary cash, accounts receivable, accounts payable and other obligation balances that are denominated in currencies other than the entities’ functional currencies. The forward foreign exchange contracts are recognized on the balance sheet as either an asset or a liability measured at fair value. Gains and losses arising from recording the foreign exchange contracts at fair value are reported in earnings as offsets to the losses and gains reported in earnings arising from the re-measurement of the receivable and payable balances into the applicable functional currencies. At December 31, 2015 and 2014, the Company had open forward foreign currency exchange contracts, all with settlement dates of about one month, to buy or sell foreign currencies with a U.S. dollar equivalent of $31,194,000 and $51,623,000, respectively.

The Company is exposed to volatility in short-term interest rates and, at times, mitigates certain portions of that risk by using interest rate swaps and designating such swaps as cash flow hedges. The interest rate swaps are recognized on the balance sheet as either an asset or a liability measured at fair value. Period-to-period changes in the fair value of interest rate swap hedges are recognized as gains or losses in other comprehensive income, to the extent effective. As each interest rate swap hedge contract is settled, the corresponding gain or loss is reclassified out of AOCI into earnings in that settlement period. At December 31, 2015, the Company held an interest rate swap contract with a notional value of $3,724,000.

The fair values of the derivative instruments held by the Company on December 31, 2015, and December 31, 2014, and derivative instrument gains and losses for the years ended December 31, 2015, 2014 and 2013, were immaterial. For amounts reclassified out of AOCI into earnings for the years ended December 31, 2015, 2014 and 2013, see Note 19.

4. Goodwill and Other Intangible Assets

The changes in the carrying value of goodwill for the years ended December 31, 2015 and 2014, were as follows:

(In thousands)	Surfactants Segment		Polymer Segment		Specialty Products Segment		Total
	2015	2014	2015	2014	2015	2014	2015	2014
Balance as of January 1
Goodwill	$9,025	$9,107	$5,461	$5,603	$483	$483	$14,969	$15,193
Accumulated impairment loss	(3,467)	(3,467)	—	—	—	—	(3,467)	(3,467)
Goodwill, net	5,558	5,640	5,461	5,603	483	483	11,502	11,726
Goodwill acquired	—	—	—	—	—	—	—	—
Foreign currency translation	(156)	(82)	(81)	(142)	—	—	(237)	(224)
Balance as of December 31
Goodwill	8,869	9,025	5,380	5,461	483	483	14,732	14,969
Accumulated impairment loss	(3,467)	(3,467)	—	—	—	—	(3,467)	(3,467)
Goodwill, net	$5,402	$5,558	$5,380	$5,461	$483	$483	$11,265	$11,502

The Company tests its goodwill balances for impairment in the second quarter of each calendar year. The 2015 and 2014 tests indicated no impairment.

The following table presents the components of other intangible assets, all of which have finite lives, as of December 31, 2015 and 2014. The year-over-year changes in gross carrying values resulted from the effects of foreign currency translation.

(In thousands)	Gross Carrying Value		Accumulated Amortization
	December 31		December 31
	2015	2014	2015	2014
Other Intangible Assets:
Patents	$6,947	$6,947	$2,696	$2,096
Trademarks	4,087	4,087	1,150	748
Customer lists	8,026	8,082	2,621	1,871
Know-how (a)	8,245	8,273	2,881	1,871
Total	$27,305	$27,389	$9,348	$6,586
(a)

Know-how includes intellectual property rights covering proprietary information, written formulae, trade secrets or secret processes, inventions and developmental products (whether patentable or not), discoveries, improvements, compositions, manufacturing processes, manuals, specifications and technical data.

Aggregate amortization expense for the years ended December 31, 2015, 2014 and 2013, was $2,816,000, $2,841,000 and $2,832,000, respectively. Estimated amortization expense for identifiable intangibles assets for each of the five succeeding fiscal years is as follows:

(In thousands)
For year ended 12/31/16	$2,676
For year ended 12/31/17	2,559
For year ended 12/31/18	2,559
For year ended 12/31/19	2,559
For year ended 12/31/20	2,510

5. Inventories

The composition of inventories was as follows:

	December 31
(In thousands)	2015	2014
Finished products	$124,481	$126,157
Raw materials	45,943	57,076
Total inventories	$170,424	$183,233

Inventories are primarily priced using the last-in, first-out (LIFO) inventory valuation method. If the first-in, first-out (FIFO) inventory valuation method had been used for all inventories, inventory balances would have been approximately $18,171,000 and $34,340,000 higher than reported at December 31, 2015 and 2014, respectively.

6. Debt

Debt comprised the following at December 31, 2015 and 2014:

(In thousands)	Maturity Dates	December 31, 2015	December 31, 2014
Unsecured private placement notes
3.95%	2021-2027	$100,000	$—
3.86%	2019-2025	100,000	100,000
4.86%	2017-2023	65,000	65,000
5.88%	2016-2022	40,000	40,000
5.69%	2016-2018	17,142	22,857
6.86%	2015	—	4,284
Unsecured U.S. bank debt	2019	—	20,000
Debt of foreign subsidiaries
Unsecured bank debt, foreign currency	2016	4,810	12,043
Unsecured bank term loan, foreign currency	2021	3,724	4,840
Secured bank term loan, foreign currency	2015	—	2,723
Secured bank debt, foreign currency	2016	1,947	1,638
Unsecured bank debt, U.S. dollars	2015	—	546
Total debt		$332,623	$273,931
Less current maturities		18,806	27,034
Long-term debt		$313,817	$246,897

The majority of the Company’s long-term debt financing is composed of unsecured private placement notes issued to insurance companies, totaling $322,142,000 as of December 31, 2015. These notes are denominated in U.S. dollars and have fixed interest rates ranging from 3.86 percent to 5.88 percent. At inception, these notes had final maturities of 12 to 13 years with remaining amortization scheduled from 2016 to 2027.

On July 10, 2015, the Company completed the issuance of $100,000,000 of unsecured private placement debt. These notes bear interest at a fixed rate of 3.95% with interest to be paid semi-annually and with equal annual principal payments beginning on July 10, 2021, and continuing through final maturity on July 10, 2027.  The proceeds of this debt are being used primarily for capital expenditures, for paying down existing debt in accordance with normal payment schedules and for other corporate purposes. The terms of the note agreement require the maintenance of certain financial ratios and covenants that are substantially identical to the Company’s existing long-term debt and customary events of default.

The Company has a committed $125,000,000 multi-currency five-year revolving credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and four U.S. banks named as lenders thereunder. This unsecured facility is the Company’s primary source of short-term borrowings, which the Company may draw on as needed to finance certain acquisitions, working capital and for general corporate purposes. This facility is secured through July 10, 2019.As of December 31, 2015, the Company had outstanding  letters of credit of $4,700,000 and no borrowings under this agreement with $120,300,000 remaining available.

Loans under the credit agreement may be incurred, at the discretion of the Company, with terms to maturity of 1 to 180 days. The Company may choose from several interest rate options, including (1) LIBOR applicable to each currency plus spreads ranging from 0.975 percent to 1.525 percent, depending on the Company’s leverage ratio or (2) the prime rate plus zero percent to 0.525 percent, depending on the leverage ratio. The credit agreement requires the Company to pay a facility fee ranging from 0.150 percent to 0.350 percent, which also depends on the leverage ratio. The credit agreement requires the maintenance of certain financial ratios and compliance with certain other covenants that are similar to the Company’s existing debt agreements, including net worth, interest coverage and leverage financial covenants and limitations on restricted payments, indebtedness and liens.

In addition to the unsecured private placement notes and the revolving credit facility, the Company’s foreign subsidiaries had $8,534,000 of unsecured debt and $1,947,000 of secured debt at December 31, 2015. The secured foreign debt is secured only by the assets of the respective entities.

The Company’s loan agreements in the U.S. and Philippines contain provisions, which, among others, require maintenance of certain financial ratios and place limitations on additional debt, investments and payment of dividends. Based on the loan agreement provisions that place limitations on dividend payments, unrestricted retained earnings (i.e., retained earnings available for dividend distribution) were $119,891,000 and $88,684,000 at December 31, 2015, and 2014, respectively.

Debt at December 31, 2015, matures as follows: $18,806,000 in 2016; $21,335,000 in 2017; $21,335,000 in 2018; $29,907,000 in 2019; $29,906,000 in 2020 and $211,334,000 after 2020. Debt maturing in 2016 includes $12,049,000 of scheduled repayments under long-term debt agreements and $6,757,000 of debt of foreign subsidiaries under short-term working capital loans. These short-term loan agreements are routinely renewed, but could be supplemented or replaced, if necessary, by the Company’s $125,000,000 revolving credit agreement.

Net interest expense for the years ended December 31, 2015, 2014 and 2013, comprised the following:

(In thousands)	2015	2014	2013
Interest expense	$15,488	$12,542	$11,104
Interest income	(217)	(262)	(57)
	15,271	12,280	11,047
Capitalized interest	(738)	(839)	(689)
Interest expense, net	$14,533	$11,441	$10,358

7. Leased Properties

The Company leases certain property and equipment (primarily transportation equipment, buildings and land) under operating leases, which are denominated in local currencies. Total rental expense was $7,097,000, $6,660,000 and $6,280,000 in 2015, 2014 and 2013, respectively.

Consolidated Company minimum future rental payments under operating leases with terms in excess of one year as of December 31, 2015, are:

(In thousands)
Year	Amount
2016	$5,836
2017	4,297
2018	3,560
2019	3,011
2020	2,708
Subsequent to 2020	17,889
Total minimum future rental payments	$37,301

8. Other, Net

Other, net in the consolidated statements of income included the following for the years ended December 31, 2015, 2014 and 2013:

(In thousands)	2015	2014	2013
Foreign exchange gains (losses)	$686	$(220)	$(1,495)
Investment income	877	1,269	1,055
Realized and unrealized gains on investments	21	241	2,611
Other, net	$1,584	$1,290	$2,171

9. Income Taxes

The provisions for taxes on income and the related income before taxes for the years ended December 31, 2015, 2014 and 2013, were as follows:

(In thousands)	2015	2014	2013
Taxes on Income
Federal
Current	$7,697	$3,362	$9,744
Deferred	3,890	4,338	(285)
State
Current	1,559	782	1,223
Deferred	(225)	643	(680)
Foreign
Current	14,562	9,004	12,067
Deferred	(664)	325	1,224
Total	$26,819	$18,454	$23,293
Income before Taxes
Domestic	$48,721	$34,091	$50,626
Foreign	54,135	41,444	45,004
Total	$102,856	$75,535	$95,630

The variations between the effective and statutory U.S. federal income tax rates are summarized as follows:

(In thousands)	2015 Amount	%	2014 Amount	%	2013 Amount	%
Federal income tax provision at statutory tax rate	$36,000	35.0	$26,437	35.0	$33,471	35.0
State tax provision on income less applicable federal tax benefit	867	0.8	926	1.2	353	0.4
Foreign income taxed at different rates(a)	(5,060)	(4.9)	(5,416)	(7.2)	(2,474)	(2.6)
Unrecognized tax benefits(a)	1,536	1.5	241	0.3	(53)	(0.1)
Domestic production activities deduction	(884)	(0.9)	(312)	(0.4)	(991)	(1.0)
Nontaxable foreign interest income	(2,106)	(2.0)	(2,435)	(3.2)	(2,614)	(2.7)
Nontaxable biodiesel excise credit income	—	—	(130)	(0.2)	(2,347)	(2.5)
U.S. tax credits	(3,465)	(3.4)	(1,086)	(1.4)	(2,209)	(2.3)
Non-deductible expenses and other items, net(a)	(69)	0.0	229	0.3	157	0.2
Total income tax provision	$26,819	26.1	$18,454	24.4	$23,293	24.4

(a)	Certain 2014 and 2013 amounts have been reclassified to conform to the current year presentation.

At December 31, 2015 and 2014, the tax effects of significant temporary differences representing deferred tax assets and liabilities were as follows. Note that in the fourth quarter of 2015, the Company early-adopted ASU No. 2015-17, Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes. The Company adopted the new guidance on a prospective basis, and as a result, the classifications of prior year amounts were not changed from those previously reported:

(In thousands)	2015	2014
Deferred Tax Liabilities:
Depreciation	$(69,975)	$(63,104)
Unrealized foreign exchange loss	(614)	(838)
Other	(950)	(1,159)
	$(71,539)	$(65,101)
Deferred Tax Assets:
Pensions	$16,698	$18,775
Deferred revenue	1,377	1,650
Other accruals and reserves	17,171	13,230
Inventories	1,833	1,957
Legal and environmental accruals	9,303	9,505
Deferred compensation	17,828	15,636
Bad debt and rebate reserves	3,685	4,618
Subsidiaries net operating loss carryforwards	602	727
Tax credit carryforwards	1,120	2,064
	$69,617	$68,162
Valuation Allowance	$(1,443)	$(1,506)
Net Deferred Tax (Liabilities) Assets	$(3,365)	$1,555
Reconciliation to Consolidated Balance Sheet:
Current deferred tax assets	$—	$15,364
Non-current deferred tax assets (in other non-current assets)	6,090	2,044
Current deferred tax liabilities (in accrued liabilities)	—	(49)
Non-current deferred tax liabilities	(9,455)	(15,804)
Net Deferred Tax (Liabilities) Assets	$(3,365)	$1,555

Undistributed earnings of foreign subsidiaries and related companies that are deemed to be permanently reinvested amounted to $266,317,000 at December 31, 2015, compared to $224,483,000 at December 31, 2014. In general, the Company reinvests earnings of foreign subsidiaries in their operations indefinitely. However, the Company will repatriate earnings from a subsidiary where excess cash has accumulated and it is advantageous for tax or foreign exchange reasons. Because of the probable availability of foreign tax credits, it is not practicable to estimate the amount, if any, of the deferred tax liability on earnings reinvested indefinitely.

The Company has tax loss carryforwards of $2,224,000 (pretax) as of December 31, 2015, and $2,776,000 as of December 31, 2014, that are available for use by the Company between 2016 and 2024. The Company has tax credit carryforwards of $1,120,000 as of December 31, 2015, and $2,064,000 as of December 31, 2014, that are available for use by the Company between 2016 and 2022.

At December 31, 2015, the Company had valuation allowances of $1,443,000, which were primarily attributable to deferred tax assets in China, India and the Philippines. The realization of deferred tax assets is dependent on the generation of sufficient taxable income in the appropriate tax jurisdictions. The Company believes that it is more likely than not that the related deferred tax assets will not be realized.

As of December 31, 2015 and 2014, unrecognized tax benefits totaled $1,958,000 and $464,000, respectively. The amount of unrecognized tax benefits that, if recognized, would favorably affect the Company’s effective income tax rate in any future periods, net of the federal benefit on state issues, was approximately $1,948,000, $454,000 and $231,000 at December 31, 2015, 2014 and 2013, respectively. The Company believes it is reasonably possible that the amount of unrecognized tax benefits related to its current uncertain tax positions could decrease by a range of approximately $0 to $900,000 over the next 12 months as a result of ongoing audits.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. In 2015, the Company recognized net interest and penalty expense of $6,000 compared to $6,000 of net interest and penalty expense in 2014

and $9,000 of net interest and penalty income in 2013.   At December 31, 2015 the liability for interest and penalties was $44,000 compared to $38,000 at December 31, 2014.

The Company files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company is not subject to U.S. federal income tax examinations by tax authorities for years before 2011. In addition, 2013 is no longer subject to U.S. federal income tax examinations (see paragraph below). Some foreign jurisdictions and various U.S. states jurisdictions may be subject to examination back to 2009.

During 2015, the Internal Revenue Service completed its audit of the 2013 tax year.  Other than timing differences which will primarily reverse on the 2015 income tax return, no adjustments were made.

With respect to jurisdictions outside of the U.S., the French tax authority completed its audit of the tax years 2012 and 2013.  The audit resulted in a $1,924,000 unfavorable adjustment (excluding interest) related to an intercompany transfer of an intangible asset to the Company’s subsidiary in Poland. The cost will be recognized over the tax period in which the $1,000,000 tax benefit in Poland is recognized from the amortization of the intangible asset. Other than the interest, no tax impact was recorded in 2015.

Below are reconciliations of the January 1 and December 31 balances of unrecognized tax benefits for 2015, 2014 and 2013:

(In thousands)	2015	2014	2013
Unrecognized tax benefits, opening balance	$464	$240	$289
Gross increases – tax positions in prior period	1,526	—	27
Gross decreases – tax positions in prior period	—	—	(41)
Gross increases – current period tax positions	29	261	17
Foreign currency translation	(37)	(13)	5
Lapse of statute of limitations	(24)	(24)	(57)
Unrecognized tax benefits, ending balance	$1,958	$464	$240

10. Stockholders’ Equity

At December 31, 2015 and 2014, treasury stock consisted of 3,428,541 shares and 3,384,443 shares of common stock, respectively. During 2015, 41,915 shares of Company common stock were purchased in the open market, and 6,746 shares were received to settle employees’ minimum statutory withholding taxes related to performance stock awards and deferred compensation distribution. Also, 4,563 shares of treasury stock were distributed to participants under the Company’s deferred compensation plan.

On June 12, 2013, the Company announced that on August 9, 2013 (redemption date), it would redeem any remaining outstanding shares of its 5½ percent Convertible Preferred Stock without par value (preferred stock).  At the time of the redemption announcement, there were 61,735 shares of preferred stock outstanding.  Prior to the redemption date, preferred shareholders converted 60,900 shares of preferred stock into 139,029 shares of Company common stock.  In accordance with the Certificate of Designation, Preferences and Rights of the 5½ percent Convertible Preferred Stock, the Company redeemed 835 unconverted shares of Company preferred stock for an aggregate redemption price of $25.26354 per share ($25.00 per share plus accrued and unpaid dividends of $0.26354 per share).  As of the redemption date, there are no longer any issued and outstanding shares of preferred stock.

11. Stock-based Compensation

On December 31, 2015, the Company had stock options and stock awards outstanding under its 2006 Incentive Compensation Plan (2006 Plan) and stock options, stock awards and SARs under its 2011 Incentive Compensation Plan (2011 Plan). Stock options, stock awards and SARs are currently granted to Company executives and other key employees. No further options or awards may be granted under the 2006 Plan. The 2011 Plan authorized the award of 2,600,000 shares of the Company’s common stock for stock options, SARs and stock awards. At December 31, 2015, there were 1,624,462 shares available for grant under the 2011 Plan.

Compensation expense (income) recorded in the consolidated statements of income for all plans was $4,374,000, $(69,000) and $2,783,000 for the years ended December 31, 2015, 2014 and 2013, respectively. The increase in stock-based compensation for the year ended December 31, 2015, compared to the year ended December 31, 2014, was primarily due to the increase in compensation related to SARs and performance awards.  Due to an increase in the market value of Company common stock, the fair value of SARs at December 31, 2015, increased, resulting in an increase of the Company’s SARs liability. Performance awards stock-based compensation expenses were up between years as a result of expense-lowering adjustments made in 2014 that reflected management’s assessment that the profitability performance targets for certain grants would not be achieved.

The total income tax benefit (expense) recognized in the income statement for share-based compensation arrangements was $1,654,000, $(26,000) and $1,059,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

Stock Options

Under all plans, stock option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. The market price is defined and calculated as the average of the opening and closing prices for Company common stock on the grant date as reported in the New York Stock Exchange – Composite Transactions. Stock option awards generally vest based on two years of continuous service and have 8- to 10-year contractual terms. The fair value of each option award was estimated on the date of grant using the Black-Scholes option valuation model incorporating the weighted-average assumptions noted in the following table. Expected volatility is based on the historical volatility of the Company’s stock. The Company also uses historical data to estimate the expected term of options granted. The risk-free rate is the U.S. Treasury note rate that corresponds to the expected option term at the date of grant. The following are the weighted-average assumptions used to calculate the grant-date fair values of stock option awards granted in the years ended December 31, 2015, 2014 and 2013:

	For the Years Ended December 31
	2015	2014	2013
Expected dividend yield	1.53%	1.77%	2.01%
Expected volatility	40.32%	42.04%	42.48%
Expected term	7.3 years	7.3 years	7.4 years
Risk-free interest rate	1.96%	2.18%	1.53%

A summary of stock option activity for the year ended December 31, 2015 is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Options
Outstanding at January 1, 2015	480,736	$34.35
Granted	84,672	41.21
Exercised	(45,289)	17.16
Forfeited	(13,035)	52.25
Outstanding at December 31, 2015	507,084	36.57	4.53	$6,654
Vested or expected to vest at December 31, 2015	506,473	36.56	4.52	6,649
Exercisable at December 31, 2015	381,257	32.59	3.14	6,518

The weighted-average grant-date fair values of options awarded during the years ended December 31, 2015, 2014 and 2013, were $15.59, $23.77 and $23.08, respectively. The total intrinsic values of options exercised during the years ended December 31, 2015, 2014, and 2013 were $1,426,000, $2,071,000, and $9,138,000, respectively.

As of December 31, 2015, the total unrecognized compensation cost for unvested stock options was $784,000.  That cost is expected to be recognized over a weighted-average period of 1.0 years.

Cash received from stock option exercises under the Company’s stock option plans for the years ended December 31, 2015, 2014, and 2013 was $777,000, $1,754,000 and $3,977,000, respectively. The actual tax benefit realized for the tax deductions from stock option exercises totaled $351,000, $568,000, and $2,786,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

Stock Awards

In 2013, 2014, and 2015, the Company granted stock awards under the 2011 Plan. Most Company stock awards are granted in the form of performance awards. The performance stock awards vest only upon the Company’s achievement of certain Board of Director approved levels of financial performance by the end of specified measurement periods. The number of Company shares of common stock ultimately distributed, if any, is contingent upon the Company’s actual financial performance attained by the end of the measurement period relative to the Board of Director approved targets. The fair value of performance stock awards equals the grant-date market price of the Company’s common stock, discounted for the estimated amount of dividends that would not be received during the measurement period. Compensation expense is recorded each reporting period based on the probable number of awards that will ultimately vest given the projected level of financial performance. If at the end of the measurement period the performance objectives are not met, no compensation cost is recognized and any compensation expense recorded in prior periods is reversed. No performance stock awards vested for the measurement period ended December 31, 2015, because the financial performance conditions for those awards were not met.  Periodically, the Company also grants stock awards that have no performance conditions associated with their vesting.  These stock awards vest based on the service time established for the given grant.

A summary of stock award activity for the year ended December 31, 2015, is presented below:

	Shares	Weighted-Average Grant Date Fair Value
Unvested Stock Awards
Unvested at January 1, 2015	183,010	$57.92
Granted	141,000	39.11
Vested	(15,088)	33.14
Forfeited	(100,419)	58.84
Unvested at December 31, 2015	208,503	46.55

The weighted-average grant-date fair values of stock awards granted during the years ended December 31, 2015, 2014 and 2013, were $39.11, $59.52 and $60.75, respectively. As of December 31, 2015, under the current Company assumption as to the number of stock award shares that will vest at the measurement periods ended December 31, 2017 and 2018, there was $3,396,000 of unrecognized compensation cost for unvested stock awards. That cost is expected to be recognized over a period of 2.0 years. The actual tax benefit realized for the tax deductions from vested restricted stock awards totaled $235,000.
SARs

At December 31, 2015, the Company had both cash-settled and Company stock-settled SARs outstanding. SARs granted prior to 2015 are cash-settled, and SARs granted in 2015 are stock-settled. SARs cliff vest after two years of continuous service and expire ten years from the grant date. Upon the exercise of a SARs award, a participant receives in cash (for cash-settled SARs) or Company common stock (for stock-settled SARs) an amount that equals or shares of Company stock that are valued at the excess of the fair market value of a share of Company common stock at the date of exercise over the fair market value of a share of Company common stock at the date of grant (the exercise price). Cash-settled SARs are accounted for as liabilities that must be re-measured at fair value at the end of every reporting period until settlement. Compensation expense for each reporting period is based on the period-to-period change (or portion of the change, depending on the proportion of the vesting period that has been completed at the reporting date) in the fair value of the SARs.   Compensation expense for stock-settled SARs is based on the grant-date value of the awards allocated over the proportion of the vesting period that has been completed at the reporting date. Because stock-settled SARs are considered equity instruments, they are not re-measured at fair value at the end of each reporting period.

The following is a summary of SARs activity for the year ended December 31, 2015:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
SARs
Outstanding at January 1, 2015	231,182	$57.94
Granted	187,527	41.23
Forfeited	(28,754)	52.67
Outstanding at December 31, 2015	389,955	50.30	8.16	$(236)

The weighted-average grant-date fair values of SARs granted during the years 2015, 2014 and 2013 were $15.60, $23.74 and $23.12, respectively. The fair value for each SARs award was estimated using the Black-Scholes valuation model incorporating the same assumptions as noted for stock options.

As of December 31, 2015 and 2014, the liability for cash-settled SARs recorded on the consolidated balance sheet (non-current liabilities) was $2,593,000 and $1,457,000, respectively. At December 31, 2015, there was $1,644,000 of total unrecognized compensation cost related to all unvested SARs. That cost is to be recognized over a weighted-average period of 1.1 years.

In general, it is the Company’s policy to issue new shares of its common stock upon the exercise of stock options and stock-settled SARs or the vesting of stock awards.

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

Some plan distributions may be made in cash or Company common stock at the option of the participant. Other plan distributions can only be made in Company common stock. For deferred compensation obligations that may be settled in cash or Company common stock at the option of the participant, the Company must record appreciation in the market values of the investment choices made by participants as additional compensation expense. Conversely, declines in the market values of the investment choices reduce compensation expense. Increases and decreases of compensation expense that result from fluctuations in the underlying investments are recorded as part of operating expenses in the consolidated statements of income. The additional compensation expense or income resulting from the changes in the market values and earnings of the selected investment options was $6,500,000 expense in 2015, $11,903,000 income in 2014 and $9,496,000 expense in 2013. The obligations that must be settled only in Company common stock are treated as equity instruments; therefore, fluctuations in the market price of the underlying Company stock do not affect earnings. The Company’s deferred compensation liability was $43,988,000 and $38,730,000 at December 31, 2015 and 2014, respectively.

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

Obligations and Funded Status at December 31

(In thousands)	United States		United Kingdom
	2015	2014	2015	2014
Change in benefit obligation
Benefit obligation at beginning of year	$169,407	$144,508	$22,983	$21,095
Interest cost	6,815	6,936	789	964
Actuarial (gain) loss	(9,315)	23,547	(1,763)	3,176
Benefits paid	(6,118)	(5,584)	(891)	(822)
Foreign exchange impact	—	—	(1,168)	(1,430)
Benefit obligation at end of year	$160,789	$169,407	$19,950	$22,983

(In thousands)	United States		United Kingdom
	2015	2014	2015	2014
Change in plan assets
Fair value of plan assets at beginning of year	$126,369	$133,264	$22,858	$22,204
Actual return on plan assets	1,374	(2,929)	72	1,902
Employer contributions	210	1,618	605	1,004
Benefits paid	(6,118)	(5,584)	(891)	(822)
Foreign exchange impact	—	—	(1,219)	(1,430)
Fair value of plan assets at end of year	$121,835	$126,369	$21,425	$22,858

Over (Under) funded status at end of year	$(38,954)	$(43,038)	$1,475	$(125)

The amounts recognized in the consolidated balance sheets at December 31 consisted of

(In thousands)	United States		United Kingdom
	2015	2014	2015	2014
Non-current asset	$—	$—	$1,475	$—
Current liability	(198)	(185)	—	—
Non-current liability	(38,756)	(42,853)	—	(125)
Net amount recognized	$(38,954)	$(43,038)	$1,475	$(125)

The amounts recognized in accumulated other comprehensive income at December 31 consisted of

(In thousands)	United States		United Kingdom
	2015	2014	2015	2014
Net actuarial loss	$54,470	$60,114	$3,764	$4,724

The accumulated benefit obligations at December 31, 2015, for the U.S. and U.K defined benefit pension plans were $160,789,000 and $19,950,000, respectively. Below is information for pension plans with projected benefit obligations in excess of plan assets at December 31:

(In thousands)	United States		United Kingdom
	2015	2014	2015	2014
Projected benefit obligation	$160,789	$169,407	$—	$22,983
Accumulated benefit obligation	160,789	169,407	—	22,983
Fair value of plan assets	121,835	126,369	—	22,858

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income

Net periodic benefit costs for the years ended December 31, 2015, 2014 and 2013, were as follows:

(In thousands)	United States			United Kingdom
	2015	2014	2013	2015	2014	2013
Interest cost	$6,815	$6,936	$6,424	$789	$964	$899
Expected return on plan assets	(9,579)	(9,523)	(8,828)	(1,054)	(1,303)	(941)
Amortization of net actuarial loss	4,534	2,687	5,109	179	—	288
Net periodic benefit cost	$1,770	$100	$2,705	$(86)	$(339)	$246

Other changes in plan assets and benefit obligations recognized in other comprehensive income for the years ended December 31, 2015, 2014 and 2013, were as follows:

(In thousands)	United States			United Kingdom
	2015	2014	2013	2015	2014	2013
Net actuarial (gain) loss	$(1,110)	$35,999	$(18,539)	$(781)	$2,577	$(3,264)
Amortization of net actuarial loss	(4,534)	(2,687)	(5,109)	(179)	—	(288)
Total recognized in other comprehensive income	$(5,644)	$33,312	$(23,648)	$(960)	$2,577	$(3,552)
Total recognized in net periodic benefit cost and other comprehensive income	$(3,874)	$33,412	$(20,943)	$(1,046)	$2,238	$(3,306)

The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2016 are as follows:

(In thousands)	United States	United Kingdom
Net actuarial loss	$3,528	$84

Estimated Future Benefit Payments

(In thousands)	United States	United Kingdom
2016	$6,533	$553
2017	7,113	587
2018	7,687	597
2019	8,151	604
2020	8,638	618
2021-2025	49,565	3,762

Assumptions

The weighted-average assumptions used to determine benefit obligations at December 31 were as follows:

	United States		United Kingdom
	2015	2014	2015	2014
Discount rate	4.39%	4.09%	4.00%	3.50%

The weighted-average assumptions used to determine net periodic benefit costs for years ended December 31 were as follows:

	United States			United Kingdom
	2015	2014	2013	2015	2014	2013
Discount rate	4.09%	4.87%	4.17%	3.50%	4.60%	4.30%
Expected long-term return on plan assets	7.50%	7.75%	7.75%	4.66%	5.84%	5.25%

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

Employer Securities: The retirement plans also hold shares of the Company’s common stock, which are purchased or sold by the trustee from time to time, as directed by the Plan Committee. At the direction of the Plan Committee, the plans sold 39,360 common shares to the Company’s ESOP trust on February 18, 2015, and 37,999 common shares on February 19, 2014. The target allocation for employer securities is 25 percent.

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

U.K. Plan

The objective of the U.K. defined benefit pension fund investment strategy is to maximize the long-term rate of return on plan assets within a medium level of risk in order to minimize the cost of providing pension benefits. To that end, the plan assets are invested in an actively managed pooled fund of funds that diversifies its holdings among equity securities, debt securities, property and cash. Essentially, the plan is to hold equity instruments to back the benefits of participants yet to retire and bonds and cash to back current pensioners. Although there are no formal target allocations for the plan assets, the fund will generally be heavily invested in equity securities. Equity securities are selected from U.K., European, U.S. and emerging market companies. Bonds include U.K. and other countries’ government notes and corporate debt of U.K and non-U.K. companies. There are no specific prohibited investments, but the current managed fund will not allocate assets to derivatives or other financial hedging instruments. Plan trustees meet regularly with the fund manager to assess the fund’s performance and to reassess investment strategy. At December 31, 2015, the pension asset allocation was 58 percent equities, 27 percent fixed income, nine percent insurance contracts, four percent cash and two percent real estate.

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

Plan Assets

U.S. Plans

The Company’s asset allocations for its U.S. pension plans at December 31, 2015 and 2014, by asset category, were as follows:

	December 31, 2015
(In thousands)	Level 1	Level 2	Level 3	Total
Cash and Cash Equivalents	$—	$1,989	$—	$1,989
Equity Securities
U.S. Equities	33,076	—	—	33,076
Non-U.S. Equities	10,630	—	—	10,630
Employer Securities	24,792	—	—	24,792
Total Equities	68,498	—	—	68,498
Fixed Income Securities
U.S. Corporate Bonds	—	26,389	—	26,389
U.S. Government and Agency Bonds	365	9,371	—	9,736
Other Bonds	—	7,378	—	7,378
Total Fixed Income	365	43,138	—	43,503
Mutual Funds
Real Estate	5,222	—	—	5,222
Commodities	1,481	—	—	1,481
Other	1,142	—	—	1,142
Total Mutual Funds	7,845	—	—	7,845
Total	$76,708	$45,127	$—	$121,835

	December 31, 2014
(In thousands)	Level 1	Level 2	Level 3	Total
Cash and Cash Equivalents	$—	$1,963	$—	$1,963
Equity Securities
U.S. Equities	34,885	—	—	34,885
Non-U.S. Equities	12,478	—	—	12,478
Employer Securities	21,575	—	—	21,575
Total Equities	68,938	—	—	68,938
Fixed Income Securities
U.S. Corporate Bonds	—	27,676	—	27,676
U.S. Government and Agency Bonds	350	10,327	—	10,677
Municipal Bonds	—	3,352	—	3,352
Other Bonds	—	6,155	—	6,155
Total Fixed Income	350	47,510	—	47,860
Mutual Funds
Real Estate	5,585	—	—	5,585
Commodities	2,023	—	—	2,023
Total Mutual Funds	7,608	—	—	7,608
Total	$76,896	$49,473	$—	$126,369

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

Level 3 – no investments held during 2015 or 2014 were categorized as Level 3.

U.K. Plan

The Company’s asset allocations for its U.K. pension plans at December 31, 2015 and 2014, by asset category, were as follows:

	December 31, 2015
(In thousands)	Level 1	Level 2	Level 3	Total
Cash	$833	$—	$—	$833
Equity Securities
Pooled Pension Funds	—	12,397	—	12,397
Fixed Income
Pooled Pension Funds	—	5,740	—	5,740
Real Estate
Pooled Pension Funds	—	486	—	486
Insurance Contracts	—	—	1,969	1,969
Total	$833	$18,623	$1,969	$21,425

	December 31, 2014
(In thousands)	Level 1	Level 2	Level 3	Total
Cash	$1,176	$—	$—	$1,176
Equity Securities
Pooled Pension Funds	—	15,322	—	15,322
Fixed Income
Pooled Pension Funds	—	3,642	—	3,642
Real Estate
Pooled Pension Funds	—	477	—	477
Insurance Contracts	—	—	2,241	2,241
Total	$1,176	$19,441	$2,241	$22,858

Units of each of the pooled funds are valued by the trustee based on quoted market prices of the underlying investments (the underlying assets are either exchange traded or have readily available markets).

Fair value changes within asset categories for which fair value measurements use significant unobservable inputs (Level 3) were as follows during 2014 and 2015:

(In thousands)	Insurance Contracts
Fair value, December 31, 2013	$2,426
Sale proceeds (benefit payments)	(178)
Change in unrealized gain	135
Foreign exchange impact	(142)
Fair value, December 31, 2014	$2,241
Sale proceeds (benefit payments)	(168)
Change in unrealized gain	11
Foreign exchange impact	(115)
Fair value, December 31, 2015	$1,969

Long-term Rate of Return for Plan Assets

U.S. Plans

The overall expected long-term rate of return on assets of 7.50 percent that was used to develop the 2015 pension expense is based on plan asset allocation, capital markets forecasts and expected benefits of active investment management. For fixed income, the expected return is 4.26 percent. This assumption includes the yield on the five-year zero-coupon U.S. Treasury bond as the base rate along with historical data from the U.S. Treasury yield curve. For equities, the expected return is 8.57 percent for U.S. and international equities. This return is based on a blended average of three different statistical models that each incorporates multiple factors including, for example, inflation, Gross Domestic Product and the Fed Funds Target Rate. For real estate, the expected return is 7.30 percent. For commodities, the expected return is 6.30 percent.

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

Cash Flows

As a result of pension funding relief included in the Highway and Transportation Funding Act of 2014, the Company expects to make no 2016 contributions to the funded U.S. qualified defined benefit plans. $198,000 is expected to be paid related to the unfunded non-qualified U.S. pension plans.  The Company expects to contribute $361,000 to the U.K. defined benefit plan in 2016.

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

Defined contribution plan expenses for the Company’s retirement savings plans and profit sharing plan were as follows:

(In thousands)	2015	2014	2013
Retirement savings plans	$4,644	$4,565	$4,500
Profit sharing plan	4,972	3,619	4,804
Total	$9,616	$8,184	$9,304

The Company has a rabbi trust to fund the obligations of its non-qualified supplemental executive defined contribution plans (supplemental plans). The trust comprises various mutual fund investments selected by the participants of the supplemental plans. In accordance with the accounting guidance for rabbi trust arrangements, the assets of the trust and the obligations of the supplemental plans are reported on the Company’s consolidated balance sheet. The Company elected the fair value option for the mutual fund investment assets so that offsetting changes in the mutual fund values and defined contribution plan obligations would be recorded in earnings in the same period. Therefore, the mutual funds are reported at fair value with any subsequent changes in fair value recorded in the income statement. The supplemental plan liabilities increase (i.e., supplemental plan expense is recognized) when the value of the trust assets appreciates and decrease (i.e., supplemental plan income is recognized) when the value of the trust assets declines. At December 31, 2015 and 2014, the trust asset balances were $1,762,000 and $1,741,000, respectively, and the supplemental plan liability balances were $1,827,000 and $1,776,000, respectively. The differences between the trust asset balances and the supplemental liability balances were due to estimated liabilities that were not funded until after the end of the year when the actual liabilities were determined.

In addition to the Company sponsored profit sharing plan, certain foreign locations are required by law to make profit sharing contributions to employees based on statutory formulas. For the years ended December 31, 2015, 2014 and 2013, the Company recognized $1,375,000, $145,000 and $1,999,000, respectively, of statutory profit sharing expense.

14. Accrued Liabilities

The composition of accrued liabilities was as follows:

	December 31
(In thousands)	2015	2014
Accrued payroll and benefits	$53,691	$28,060
Accrued customer rebates	16,561	17,395
Other accrued liabilities	25,581	20,041
Total accrued liabilities	$95,833	$65,496

The year-over-year change in the accruals for payroll and benefits was largely attributable to increased liabilities for short-term incentive-based compensation.

15. Other Non-Current Liabilities

The composition of other non-current liabilities was as follows:

	December 31
(In thousands)	2015	2014
Deferred revenue	$2,988	$3,318
Environmental and legal matters	18,258	20,583
Deferred compensation liability	43,042	37,790
Pension liability	41,252	45,738
Other non-current liabilities	9,221	5,427
Total other non-current liabilities	$114,761	$112,856

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

As of December 31, 2015, the Company estimated a range of possible environmental and legal losses of $20.9 million to $41.4 million. The Company’s accrued liability for such losses, which represented the Company’s best estimate within the estimated range of possible environmental and legal losses, was $20.9 million at December 31, 2015, compared to $22.0 million at December 31, 2014. During 2015, cash outlays related to legal and environmental matters approximated $2.7 million compared to $1.2 million in 2014.

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

Following are summaries of the material contingencies at December 31, 2015:

Maywood, New Jersey Site

The Company’s property in Maywood, New Jersey and property formerly owned by the Company adjacent to its current site and other nearby properties (Maywood site) were listed on the National Priorities List in September 1993 pursuant to the provisions of CERCLA because of certain alleged chemical contamination. Pursuant to an Administrative Order on Consent entered into between USEPA and the Company for property formerly owned by the Company, and the issuance of an order by USEPA to the Company for property currently owned by the Company, the Company has completed various Remedial Investigation Feasibility Studies (RI/FS), and on September 24, 2014, USEPA issued its Record of Decision (“ROD”) for chemically-contaminated soil. USEPA has not yet issued a ROD for chemically-contaminated groundwater for Maywood site.  Based on the most current information available, the Company believes its recorded liability represents its best estimate of the cost of remediation for the Maywood site.  The best estimate of the cost of remediation for the Maywood site could change as the Company continues to hold discussions with USEPA, as the design of the remedial action progresses or if other PRPs are identified.  The ultimate amount for which the Company is liable could differ from the Company’s current recorded liability.

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

D’Imperio Property Site

During the mid-1970’s, Jerome Lightman and the Lightman Drum Company disposed of hazardous substances at several sites in New Jersey. The Company was named as a potentially responsible party (PRP) in the case United States v. Lightman (1:92-cv-4710 D.N.J.), which involved the D’Imperio Property Site located in New Jersey. In 2016, the PRPs were provided with updated remediation cost estimates which were considered in the Company’s determination of its range of estimated possible losses and liability balance. The changes in range of possible losses and liability balance were immaterial. Remediation work is continuing at this site. Based on current information, the Company believes that its recorded liability for claims associated with the D’Imperio site is adequate. However, actual costs could differ from current estimates.

Wilmington Site

The Company is currently contractually obligated to contribute to the response costs associated with the Company’s formerly-owned site at 51 Eames Street, Wilmington, Massachusetts. Remediation at this site is being managed by its current owner to whom the Company sold the property in 1980. Under the agreement, once total site remediation costs exceed certain levels, the Company is obligated to contribute up to five percent of future response costs associated with this site with no limitation on the ultimate amount of contributions. To date, the Company has paid the current owner $2.4 million for the Company’s portion of environmental response costs through the third quarter of 2015. The Company has recorded a liability for its portion of the estimated remediation costs for the site. Depending on the ultimate cost of the remediation at this site, the amount for which the Company is liable could differ from the current estimates.

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

Unclaimed Property Examination

As disclosed in prior filings, the Company was subject to an unclaimed property examination by the state of Delaware (the Company’s state of incorporation) and seven other states for the period covering 1981 through 2010. The types of unclaimed property under examination included certain un-cashed payroll and accounts payable checks and certain accounts receivable credits. Generally, unclaimed property must be reported and remitted to the state of the rightful owner. In cases where the rightful owner cannot be identified, the property must be reported and remitted to the unclaimed property holder’s state of incorporation. The unclaimed property examination was completed in the fourth quarter of 2015, and a settlement was reached. As a result of the settlement, no significant adjustments to the Company’s unclaimed property liability were required.

Customer Claims

From time to time in the normal course of business, customers make claims against the Company for issues such as product performance and liability, contract disputes, delivery errors and other various concerns. Frequently, such claims are subject to extensive investigation, discussion and negotiation prior to settlement or resolution. On the basis of the most current information available, the Company has no liability for such claims at December 31, 2015, compared to $3.5 million recorded as of December 31, 2014.  The decline in the claims balance was attributable to the favorable resolutions of the previously recorded potential claims.

Mexico Value-Added Tax

During an examination of the Company’s 2009 and 2010 Mexico subsidiary financial records, local tax authority auditors determined that the Company’s treatment of value-added tax (VAT) for purchase transactions with a certain vendor was incorrect.  As a result, the tax authorities concluded that the Company owed past VAT from 2009-2010 along with assessed inflation, penalty and interest charges.  Consequently, the Company recorded a liability and corresponding income statement charge for the VAT inflation, penalty and interest charges.  The liability included the 2009-2010 assessment of inflation, penalty and interest charges plus an estimated amount for the potential exposure for 2011-2014.  No exposure for 2015 exists as the Company remedied the underlying problem. The amount recorded was not material to the Company’s results of operations.  No charge was recorded for the past unpaid VAT because the Company believes the amount will be recoverable through the normal VAT process.  In February 2016, the Company reached agreement with Mexico’s tax authorities on the amount of inflation, penalty and interest charged for the 2009 and 2010 years under audit. No significant adjustments were required to the previously recorded liability. Depending on the outcomes of future negotiations with Mexico’s tax authorities about the years 2011- 2014 and the actual amount of the past VAT that is recovered by the Company, the final actual settlement could differ from the current recorded liability.

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

The following is segment data for the three years ended December 31, 2015, 2014 and 2013:

(In thousands)	Surfactants	Polymers	Specialty Products	Segment Totals
2015
Net sales	$1,205,849	$491,488	$78,830	$1,776,167
Operating income	104,080	80,942	4,397	189,419
Assets	758,524	293,790	72,604	1,124,918
Capital expenditures	79,171	31,309	6,387	116,867
Depreciation and amortization expenses	42,122	19,541	3,659	65,322

2014
Net sales	$1,296,638	$550,966	$79,609	$1,927,213
Operating income	60,778	60,690	10,487	131,955
Assets	741,677	320,640	67,588	1,129,905
Capital expenditures	70,796	22,409	5,618	98,823
Depreciation and amortization expenses	41,483	18,433	2,792	62,708

2013
Net sales	$1,317,164	$483,361	$80,261	$1,880,786
Operating income	100,201	54,536	10,902	165,639
Assets	710,521	292,015	68,413	1,070,949
Capital expenditures	66,266	18,804	6,370	91,440
Depreciation and amortization expenses	36,400	16,351	2,631	55,382

Below are reconciliations of segment data to the consolidated financial statements:

(In thousands)	2015	2014	2013
Operating income - segment totals	$189,419	$131,955	$165,639
Business restructuring and asset impairments (a)	—	(4,009)	(1,040)
Unallocated corporate expenses (b)	(66,629)	(37,252)	(55,446)
Total operating income	122,790	90,694	109,153
Interest expense, net	(14,533)	(11,441)	(10,358)
Loss from equity in joint ventures	(6,985)	(5,008)	(5,336)
Other, net	1,584	1,290	2,171
Consolidated income before income taxes	$102,856	$75,535	$95,630

Assets - segment totals	$1,124,918	$1,129,905	$1,070,949
Unallocated corporate assets (c)	114,743	32,109	96,253
Consolidated assets	$1,239,661	$1,162,014	$1,167,202

Capital expenditures - segment totals	$116,867	$98,823	$91,440
Unallocated corporate expenditures	2,482	2,996	1,425
Consolidated capital expenditures	$119,349	$101,819	$92,865

Depreciation and amortization expenses – segment totals	$65,322	$62,708	$55,382
Unallocated corporate depreciation expenses	1,663	1,096	1,018
Consolidated depreciation and amortization expenses	$66,985	$63,804	$56,400
(a)	See Note 22 regarding business restructuring and asset impairment costs.
(b)

Unallocated corporate expenses primarily comprise corporate administrative expenses (e.g., corporate finance, legal, human resources, information systems, deferred compensation and environmental remediation) that are not included in segment operating income and not used to evaluate segment performance.

(c)	The changes in unallocated corporate assets between 2013 and 2015 were primarily attributable to changes in the balance of U.S. cash and cash equivalents, which are not allocated to segments.

Below is certain Company-wide geographic data for the years ended December 31, 2015, 2014 and 2013:

(In thousands)	2015	2014	2013
Net sales (a)
United States	$1,069,526	$1,146,405	$1,103,181
France	169,072	183,896	221,971
Poland	150,654	175,862	122,215
United Kingdom	89,757	103,696	104,470
All other countries	297,158	317,354	328,949
Total	$1,776,167	$1,927,213	$1,880,786

Long-lived assets (b)
United States	$387,744	$360,921	$330,799
Germany	30,268	36,156	42,309
Singapore	39,181	41,909	44,315
Philippines	16,671	17,793	18,817
Brazil	26,721	25,991	22,920
China	25,689	10,674	2,084
United Kingdom	22,943	23,040	23,061
All other countries	35,468	40,016	45,132
Total	$584,685	$556,500	$529,437
(a)	Net sales are attributed to countries based on selling location.
(b)	Includes net property, plant and equipment, goodwill and other intangible assets.

18. Earnings Per Share

Below is the computation of basic and diluted earnings per share for the years ended December 31, 2015, 2014 and 2013:

(In thousands, except per share amounts)	2015	2014	2013
Computation of Basic Earnings per Share
Net income attributable to Stepan Company	$75,968	$57,101	$72,828
Deduct dividends on preferred stock	—	—	43
Income applicable to common stock	$75,968	$57,101	$72,871
Weighted-average number of shares outstanding	22,730	22,758	22,621
Basic earnings per share	$3.34	$2.51	$3.22
Computation of Diluted Earnings per Share
Net income attributable to Stepan Company	$75,968	$57,101	$72,828
Weighted-average number of shares outstanding	22,730	22,758	22,621
Add weighted-average net shares from assumed exercise of options (under treasury share method)(1)	118	148	215
Add weighted-average net shares related to unvested stock awards (under treasury share method)	3	11	8
Add weighted-average shares from assumed conversion of convertible preferred stock	─	─	80
Add weighted-average net shares from assumed exercise of SARs (under treasury share method)	1	─	─
Add weighted-average net shares from assumed exercise of contingent performance awards (under treasury share method)	6	─	─
Weighted-average shares applicable to diluted earnings	22,858	22,917	22,924
Diluted earnings per share	$3.32	$2.49	$3.18

(1) Options to purchase 124,531, 99,044 and 49,815 shares of common stock were not included in the computations of diluted earnings per share for the years ended December 31, 2015, 2014 and 2013, respectively. The options’ exercise prices were greater than the average market price for the common stock and the effect of the options on earnings per share would have been antidilutive.

19. Accumulated Other Comprehensive Income (Loss)

Below is the change in the Company’s accumulated other comprehensive income (loss) (AOCI) balance by component (net of income taxes) for the years ended December 31, 2015, 2014 and 2013:

(In thousands)	Foreign Currency Translation Adjustments	Defined Benefit Pension Plan Adjustments	Cash Flow Hedge Adjustments	Total

Balance at December 31, 2012	$(2,886)	$(35,498)	$134	$(38,250)

Other comprehensive income before reclassifications	(8,085)	13,417	(32)	5,300

Amounts reclassified from AOCI	—	3,409	13	3,422

Net current period other comprehensive income	(8,085)	16,826	(19)	8,722

Balance at December 31, 2013	$(10,971)	$(18,672)	$115	$(29,528)

Other comprehensive income before reclassifications	(31,943)	(24,186)	—	(56,129)

Amounts reclassified from AOCI	—	1,709	3	1,712

Net current period other comprehensive income	(31,943)	(22,477)	3	(54,417)

Balance at December 31, 2014	$(42,914)	$(41,149)	$118	$(83,945)

Other comprehensive income before reclassifications	(45,423)	1,311	(49)	(44,161)

Amounts reclassified from AOCI	—	3,013	5	3,018
Net current period other comprehensive income	(45,423)	4,324	(44)	(41,143)

Balance at December 31, 2015	$(88,337)	$(36,825)	$74	$(125,088)

Amounts reclassified out of AOCI for the three years ended December 31, 2015, 2014 and 2013, is displayed below:

	Amounts Reclassified from AOCI (a)
(In thousands)				Affected Line Item in Consolidated
	2015	2014	2013	Statements of Income
Amortization of defined pension items:
Prior service cost	$(17)	$(20)	$(19)
Actuarial loss	(4,757)	(2,727)	(5,410)
Transition obligation	—	—	(2)
	$(4,774)	(2,747)	(5,431)	Total before tax (b)
	1,761	1,038	2,022	Tax benefit
	$(3,013)	$(1,709)	$(3,409)	Net of tax

Gains and losses on cash flow hedges:
Interest rate contracts	$(22)	$(20)	$(37)	Interest, net
Foreign exchange contracts	9	10	10	Cost of sales
	(13)	(10)	(27)	Total before tax
	8	7	14	Tax benefit
	$(5)	$(3)	$(13)	Net of tax
Total reclassifications for the period	$(3,018)	$(1,712)	$(3,422)	Net of tax
(a)	Amounts in parentheses denote expense to statement of income.
(b)

This component of accumulated other comprehensive income is included in the computation of net periodic benefit cost (see Note 13 for details regarding net periodic benefit costs for the Company’s U.S. and U.K. defined benefit plans).

20. Acquisitions

2015 Acquisitions

Business Acquisition

On June 15, 2015, the Company acquired Procter & Gamble do Brasil S.A.’s (P&G Brazil’s) sulfonation production facility in Bahia, Brazil. The facility is located in northeastern Brazil and has 30,000 metric tons of surfactants capacity. The acquired business is included in the Company’s Surfactants segment. The new business complements the Company’s existing Vespasiano, Brazil, plant and provides opportunities to serve growing northeastern Brazil. The purchase price was cash of $5,133,000. The acquisition was accounted for as a business combination and, accordingly, the assets acquired and liabilities assumed as part of the acquisition were measured and recorded at their estimated fair values. The purchase included property, plant and equipment valued at $6,007,000 and the assumption of liabilities valued at $874,000.  No intangibles or goodwill were acquired in the business combination. The purchase price allocation is final, and no allocation adjustments were made to the amounts recorded at the acquisition date. Other acquisition-related expenses were not material. Post-acquisition financial results for the acquired business were insignificant. Pro forma financial information has not been included because revenues and earnings of the Company would not have been significantly different than reported had the acquisition date been January 1, 2014.

Asset Acquisition

In 2015, the Company purchased select chemical manufacturing assets and land from The Sun Products Corporation’s Pasadena, Texas, manufacturing site. The Company intends to redeploy the manufacturing assets as needed to reduce future capital expenditures and is evaluating alternatives for the use of the land. The purchase price of the land and manufacturing assets was $13,000,000 cash, of which $3,377,000 was allocated to land and $9,623,000 was allocated to manufacturing assets.

2013 Business Acquisition

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

The acquired goodwill, which was assigned entirely to the Company’s North American operations reporting unit included in the Company’s Polymers reportable segment, was deductible for tax purposes. The goodwill reflects the potential marketing, manufacturing and raw material sourcing synergies of the acquired business with the Company’s existing polymer business. Identifiable intangible assets included a technology and manufacturing know-how license agreement ($7,900,000), a trademark/trade name ($3,800,000) and customer relationships ($6,100,000). The amortization periods for these intangibles at the time of acquisition were 8, 11 and 12 years, respectively.

The following is 2013 pro forma financial information prepared under the assumption that the acquisition of the BMS North American polyester resins business occurred on January 1, 2012:

Pro Forma Financial Information

Unaudited

Year Ended December 31
(In thousands, except per share amounts)	2013
Net Sales	$1,907,607
Net Income Attributable to Stepan Company	$73,609
Net Income Per Common Share Attributable to Stepan Company:
Basic	$3.25
Diluted	$3.21

The supplemental pro forma information is presented for illustrative purposes only and may not be indicative of the consolidated results that would have actually been achieved by the Company. Furthermore, future results may vary significantly from the results reflected in the pro forma information. The pro forma results include adjustments related to amortization of acquired intangible assets, depreciation of the fair value adjustment of acquisition-date plant assets, interest on borrowings and tax expense. In addition, nonrecurring adjustments to pro forma net income include $270,000 of acquisition-related expenses and $558,000 of expense related to the fair value adjustment of the acquisition-date inventory, which were excluded from 2013 pro forma net income. Under the assumption that the BMS acquisition occurred on January 1, 2012, such expenses would have been included in 2012 net income.

21. Sale of Product Line

In January 2015, the Company sold its specialty polyurethane systems product line (kits) to J6 Polymers, LLC (J6) for cash of $3,262,000. Kits were part of the Company’s Polymers segment and accounted for approximately $2,800,000 of the Company’s 2014 net sales. The sale of kits included inventory as well as customer and supplier lists, formulations, manufacturing procedures and all other intellectual property associated with the manufacturing and selling of kits. As a result of the sale, Company operating income for the year ended December 31, 2015, included a gain of $2,862,000. The gain was attributed to the Polymer segment. J6 is a business wholly-owned and operated by members of the immediate family of Robert J. Wood, a former Company executive who retired from the Company in April 2014. Mr. Wood is a managing member of J6.

22. Business Restructuring and Asset Impairments

2014 Restructuring

In the fourth quarter of 2014, a restructuring plan was approved that affected certain Company functions, principally the research and development function and to a lesser extent product safety and compliance and plant site accounting functions (primarily impacting the Surfactants reportable segment). The objective of the plan was to better align staffing resources with the needs of the Company’s diversification and growth initiatives. In implementing the plan, management offered a voluntary retirement incentive to employees of the affected functions. By December 31, 2014, 13 employees accepted the voluntary termination incentive. As a result, the Company recognized a $1,722,000 charge against income for the three and twelve months ended December 31, 2014. The restructuring was not considered a cost savings initiative but rather an opportunity to create some staffing flexibility to reposition roles to meet changing business needs. The severance payouts were completed by June 30, 2015. Other costs for the restructuring were not material.

The following is a reconciliation of the beginning and ending balances of the restructuring liability:

(In thousands)	Severance Expense
Restructuring liability at December 31, 2014	$1,722
Amounts paid	(1,695)
Foreign currency translation	(18)
Expense adjustment	(9)
Restructuring liability at December 31, 2015	$—

2014 Asset Impairments

In the fourth quarter of 2014, the Company wrote off the net book values of three assets, resulting in a pretax charge against income of $2,287,000 for the three and twelve months ended December 31, 2014. All three assets were part of the Company’s Surfactants segment, although the write-off charges were excluded from Surfactants segment operating results. At the Company’s Singapore location, $1,316,000 of engineering costs for an asset expansion project were reversed out of the Company’s construction-in-process account and into expense because management determined that, given the business environment at that time, the magnitude of the project could no longer be economically justified. At the Company’s Millsdale, Illinois, plant, a reactor used to manufacture certain surfactant products was no longer required and was retired and removed from service. The book value of the asset was $714,000.  The remaining $257,000 of impairment charges related to an administrative building at the Company’s United Kingdom site that was vacated and abandoned in place.

2013 Restructuring

In the fourth quarter of 2013, the Company recorded a $1,040,000 restructuring charge for estimated severance expense related to an approved plan to reduce costs and increase operating efficiencies by consolidating a portion of the Surfactants segment’s North American manufacturing operations. In the third quarter of 2014, the Company shut down certain production areas at its Canadian manufacturing site, moving production in those areas to U.S. plants. This consolidation resulted in the elimination of 16 North American positions. Other restructuring costs for this plan were not material.

The following is a reconciliation of the beginning and ending balances of the restructuring liability:

(In thousands)	Severance Expense
Restructuring liability at December 31, 2013	$1,040
Amounts paid	(420)
Foreign currency translation	(57)
Restructuring liability at December 31, 2014	$563
Amounts paid	(464)
Foreign currency translation	(42)
Restructuring liability at December 31, 2015	$57

In connection with the planned business restructuring, the Company reduced the useful lives of the manufacturing assets in the affected areas of the Canadian plant. The change in useful lives resulted in accelerated depreciation expenses of $1,825,000 in 2014 and $296,000 in 2013. The depreciation expense was included in the cost of sales line of the consolidated statements of income for the years ended December 31, 2014 and 2013, respectively.

23. Insurance Recovery

The Company received an insurance recovery of $3,730,000 in 2013 for business interruption losses resulting from a May 2011 fire that damaged polyol manufacturing equipment at the Company’s plant site in Wesseling, Germany. The insurance recovery was recorded as a reduction of cost of sales in the consolidated statement of income for the year ended December 31, 2013.

24. Statement of Cash Flows – Noncash Investing and Financing Activities

Noncash investing activities included liabilities (accounts payable) incurred for fixed asset acquisitions of approximately $9,515,000, $17,797,000 and $11,772,000 that were unpaid at December 31, 2015, 2014 and 2013, respectively. Noncash financing activities were immaterial for the years ended December 31, 2015 and 2014. Noncash financing activities for the year ended December 31, 2013 included 48,973 shares of Company common stock (valued at $2,999,000) issued in connection with the Company’s performance stock award plan.

25. TIORCO, LLC Joint Venture

In October 2015, the Company and its partner, Nalco Company (a subsidiary of Ecolab Inc.), made the decision to dissolve their equally owned and operated TIORCO, LLC (TIORCO) enhanced oil recovery joint venture. As a result of the dissolution, TIORCO incurred fourth quarter 2015 exit costs, which included termination pay, lease termination costs and asset impairments. The Company’s share of the exit costs was $2,356,000, which was reported in the ‘Loss from equity in joint venture’ line of the consolidated statement of income for the year ended December 31, 2015. Exit activities for the joint venture are expected to be completed in the first quarter of 2016. No further significant costs are expected to be incurred.

Selected Quarterly Financial Data

(In thousands, except per share data)

Unaudited

	2015
Quarter	First	Second	Third	Fourth	Year
Net Sales	$460,451	$452,414	$444,011	$419,291	$1,776,167
Gross Profit	76,442	79,512	77,598	74,689	308,241
Operating Income	35,178	28,595	38,794	20,223	122,790
Interest, net	(4,054)	(2,869)	(3,837)	(3,773)	(14,533)
Income Before Income Taxes	30,536	24,146	33,113	15,061	102,856
Net Income	21,286	16,941	24,934	12,876	76,037
Net Income Attributable to Stepan Company	21,270	16,914	24,912	12,872	75,968
Per Diluted Share	0.93	0.74	1.09	0.56	3.32

	2014
Quarter	First	Second	Third	Fourth	Year
Net Sales	$477,442	$504,111	$491,429	$454,231	$1,927,213
Gross Profit	63,024	71,589	65,099	49,851	249,563
Operating Income	22,523	36,914	22,253	9,004	90,694
Interest, net	(2,957)	(3,021)	(2,846)	(2,617)	(11,441)
Income Before Income Taxes	18,089	33,206	18,228	6,012	75,535
Net Income	13,008	24,368	13,480	6,225	57,081
Net Income Attributable to Stepan Company	13,018	24,353	13,491	6,239	57,101
Per Diluted Share	0.57	1.06	0.59	0.27	2.49

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

a.	Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures as of the end of the most recent fiscal quarter covered by this Form 10-K, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) were effective as of December 31, 2015.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on our assessment we believe that, as of December 31, 2015, the Company’s internal controls over financial reporting were effective based on those criteria.

The Company’s independent registered public accounting firm that audited the financial statements included in this Form 10-K has issued an attestation report on the Company’s internal control over financial reporting. This report follows:

c.	Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Stepan Company

Northfield, Illinois

We have audited the internal control over financial reporting of Stepan Company and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2015 of the Company and our report dated February 24, 2016 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP

Chicago, Illinois

February 24, 2016

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

See Company’s Proxy Statement for Annual Meeting of Stockholders to be held April 26, 2016, for Directors of the Registrant, which is incorporated by reference herein.

(b)	Executive Officers

See Executive Officers of the Registrant in Part I above for the identification of the Executive Officers of the Registrant. See Company’s Proxy Statement for Annual Meeting of Stockholders to be held April 26, 2016, for other information on Executive Officers of the Registrant, which is incorporated by reference herein.

(c)	Audit Committee Financial Expert

See Company’s Proxy Statement for Annual Meeting of Stockholders to be held April 26, 2016, for Audit Committee Financial Expert, which is incorporated by reference herein.

(d)	Code of Conduct

See Company’s Proxy Statement for Annual Meeting of Stockholders to be held April 26, 2016, for Code of Conduct, which is incorporated by reference herein.

Item 11. Executive Compensation

See Company’s Proxy Statement for Annual Meeting of Stockholders to be held April 26, 2016, for Compensation of Executive Officers and Directors, which is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

See Company’s Proxy Statement for Annual Meeting of Stockholders to be held April 26, 2016, for Security Ownership, which is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence

See Company’s Proxy Statement for Annual Meeting of Stockholders to be held April 26, 2016, for Transactions with Related Persons, Promoters and Certain Control Persons and for Corporate Governance Principles and Board Matters, which are incorporated by reference herein.

Item 14. Principal Accounting Fees and Services

See Company’s Proxy Statement for Annual Meeting of Stockholders to be held April 26, 2016, for Accounting and Auditing Matters, which is incorporated by reference herein.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements

See Item 8 for the Consolidated Financial Statements and supplementary data included in this Form 10-K.

(b)	Exhibits

See Exhibit Index filed herewith

`

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEPAN COMPANY

By:	/s/ Scott D. Beamer
Scott D. Beamer Vice President and Chief Financial Officer

February 24, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ F. Quinn Stepan	Chairman and Director	February 24, 2016
F. Quinn Stepan

/s/ F. Quinn Stepan, Jr.	President, Chief Executive Officer and Director	February 24, 2016
F. Quinn Stepan, Jr.	(Principal Executive Officer)

/s/ Scott D. Beamer	Vice President and Chief Financial Officer	February 24, 2016
Scott D. Beamer	(Principal Financial and Accounting Officer)

/s/ Michael R. Boyce	Director	February 24, 2016
Michael R. Boyce

/s/ Randall S. Dearth	Director	February 24, 2016
Randall S. Dearth

/s/ Joaquin Delgado	Director	February 24, 2016
Joaquin Delgado

/s/ Gregory E. Lawton	Director	February 24, 2016
Gregory E. Lawton

/s/ Jan Stern Reed	Director	February 24, 2016
Jan Stern Reed

/s/ Edward J. Wehmer	Director	February 24, 2016
Edward J. Wehmer

Scott D. Beamer, pursuant to powers of attorney executed by each of the directors and officers listed above, does hereby execute this report on behalf of each of such directors and officers in the capacity in which the name of each appears above.

February 24, 2016	/s/ Scott D. Beamer
Scott D. Beamer

`

EXHIBIT INDEX

Exhibit No.	Description

(3)a	Restated Certificate of Incorporation of Stepan Company, filed October 21, 2013, with the State of Delaware (Note 17)

(3)b	Amended and Restated Bylaws of Stepan Company (Amended as of November 13, 2015) (Note 23)

(10)a	Stepan Company Directors’ Deferred Compensation Plan amended and restated as of January 1, 2005 (Note 5)

(10)a(1)	First Amendment of the Stepan Company Directors’ Deferred Compensation Plan (Note 8)

(10)b	Management Incentive Plan (As Amended and Restated Effective January 1, 2015) (Note 21)

(10)c

Settlement Agreement, which provided information with respect to the Company’s agreement with the United States regarding environmental remediation work to be completed at Stepan’s site in Maywood, New Jersey (Note 1)

(10)d	Stepan Company 2006 Incentive Compensation Plan (Note 3)

(10)d(1)	Form of Non-Employee Director Non-Qualified Stock Option Agreement under Stepan Company 2006 Incentive Compensation Plan (Note 4)

(10)d(2)	Form of Non-Qualified Stock Option Agreement under Stepan Company 2006 Incentive Compensation Plan (Note 6)

(10)d(3)	First Amendment of the Stepan Company 2006 Incentive Compensation Plan (Note 8)

(10)d(4)	Second Amendment of the Stepan Company 2006 Incentive Compensation Plan (Note 9)

(10)d(5)	Third Amendment of the Stepan Company 2006 Incentive Compensation Plan (Note 9)

(10)d(6)	Fourth Amendment of the Stepan Company 2006 Incentive Compensation Plan (Note 9)

(10)d(7)	Fifth Amendment of the Stepan Company 2006 Incentive Compensation Plan (Note 15)

(10)e	Stepan Company 2011 Incentive Compensation Plan (Note 10)

(10)e(1)	Form of Non-Qualified Stock Option Agreement under the Stepan Company 2011 Incentive Compensation Plan (Note 12)

(10)e(2)	Form of Incentive Stock Option Agreement under the Stepan Company 2011 Incentive Compensation Plan (Note 12)

(10)e(3)	Performance Grant Agreement under the Stepan Company 2011 Incentive Compensation Plan (Note 12)

(10)e(4)	Form of Non-Employee Director Non-Qualified Stock Option Agreement under the Stepan Company 2011 Incentive Compensation Plan (Note 12)

(10)e(5)	Form of Stock Appreciation Rights Agreement under the Stepan Company 2011 Incentive Compensation Plan (Note 19)

(10)e(6)	Form of Stock Awards Agreement under the Stepan Company 2011 Incentive Compensation Plan (Note 17)

(10)e(7)	Form of Performance Grant Agreement under the Stepan Company 2011 Incentive Compensation Plan (Note 19)

(10)f	Performance Award Deferred Compensation Plan (Effective January 1, 2008) (Note 7)

`

Exhibit No.	Description

(10)g

Note Purchase Agreement, dated as of September 29, 2005, regarding 5.69% Senior Notes due November 1, 2018, with Connecticut General Life Insurance Company, Life Insurance Company of North America, MONY Life

Insurance Company, AXA Equitable Life Insurance Company and Horizon Blue Cross Blue Shield of New Jersey (Note 2)

(10)g(1)

First Supplement to Note Purchase Agreement (September 29, 2005), dated as of June 1, 2010, regarding 5.88% Senior Notes due June 1, 2022, with The Prudential Insurance Company of America, Prudential Retirement Insurance and Annuity Company, Forethought Life Insurance Company, AXA Equitable Life Insurance Company, Connecticut General Life Insurance Company and Life Insurance Company of North America (Note 11)

(10)g(2)	First Amendment, dated as of October 25, 2011, to Note Purchase Agreement dated as of September 29, 2005 (Note 13)

(10)g(3)	Second Supplement to Note Purchase Agreement (September 29, 2005), dated as of November 1, 2011, regarding 4.86% Senior Notes due November 1, 2023 (Note 14)

(10)h	Note Purchase Agreement, dated as of June 27, 2013, regarding 3.86% Senior Notes due June 27, 2025 (Note 16)

(10)i	Guarantee, dated as of June 27, 2013, for the benefit of the holders of the 3.86% Senior Notes due June 27, 2025 (Note 16)

(10)j	Amended and Restated Credit Agreement, dated as of July 10, 2014, with JP Morgan Chase Bank, N.A., as Administrative Agent (Note 18)

(10)k	Note Purchase Agreement, dated as of July 10, 2015, regarding 3.95% Senior Notes Due July 10, 2027 (Note 20)

(10)k(1)	Guarantee, dated as of July 10, 2015, for the benefit of the holders of the 3.95% Senior Notes due July 10, 2027 (Note 20)

(10)l	Amendment to Consulting Agreement, dated as of July 21, 2015, by and between Stepan Company and John V. Venegoni (Note 22)

(21)	Subsidiaries of Registrant at December 31, 2015

(23)	Consent of Independent Registered Public Accounting Firm

(24)	Power of Attorney

(31.1)	Certification of President and Chief Executive Officer

(31.2)	Certification of Vice President and Chief Financial Officer (Principal Financial Officer)

(32)

Certification of President and Chief Executive Officer (Principal Executive Officer) and Vice President and Chief Financial Officer (Principal Financial Officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(101.INS)	XBRL Instance Document

(101.SCH)	XBRL Taxonomy Extension Schema Document

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document

(101.DEF)	XBRL Taxonomy Extension Definition Document

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document

`

Note No.	Notes to Exhibit Index

1.	Filed with the Company’s Current Report on Form 8-K filed on November 18, 2004 (File No. 1-4462), and incorporated herein by reference.

2.	Filed with the Company’s Current Report on Form 8-K filed on October 3, 2005 (File No. 1-4462), and incorporated herein by reference.

3.	Filed with the Company’s Proxy Statement on Schedule 14A filed on March 23, 2006 (File No. 1-4462), and incorporated herein by reference.

4.	Filed with the Company’s Current Report on Form 8-K filed on April 27, 2006 (File No. 1-4462), and incorporated herein by reference.

5.	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-4462), and incorporated herein by reference.

6.	Filed with the Company’s Current Report on Form 8-K filed on February 16, 2007 (File No.1-4462), and incorporated herein by reference.

7.	Filed with the Company’s Current Report on Form 8-K filed on October 24, 2008 (File No. 1-4462), and incorporated herein by reference.

8.	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No.1-4462), and incorporated herein by reference.

9.	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No.1-4462), and incorporated herein by reference.

10.	Filed with the Company’s Definitive Proxy Statement on Schedule 14A filed on March 31, 2011 (File No.1-4462), and incorporated herein by reference.

11.	Filed with the Company’s Current Report on Form 8-K filed on June 3, 2010 (File No.1-4462), and incorporated herein by reference.

12.	Filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (File No.1-4462), and incorporated herein by reference.

13.	Filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011(File No.1-4462), and d incorporated herein by reference.

14.	Filed with the Company’s Current Report on Form 8-K filed on November 4, 2011(File No.1-4462), and incorporated herein by reference.

15.	Filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File No.1-4462), and incorporated herein by reference.

16.	Filed with the Company’s Current Report on Form 8-K filed on July 3, 2013 (File No.1-4462), and incorporated herein by reference.

17.	Filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 (File No.1-4462), and incorporated herein by reference.

18.	Filed with the Company’s Current Report on Form 8-K filed on July 11, 2014 (File No.1-4462), and incorporated herein by reference.

19.	Filed with the Company’s Current Report on Form 8-K filed on February 23, 2015 (File No.1-4462), and incorporated herein by reference.

20.	Filed with the Company’s Current Report on Form 8-K filed on July 13, 2015 (File No.1-4462), and incorporated herein by reference.

`

Note No.	Notes to Exhibit Index

21.	Filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No.1-4462), and incorporated herein by reference.

22.	Filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 (File No.1-4462), and incorporated herein by reference.

23.	Filed with the Company’s Current Report on Form 8-K filed on November 17, 2015 (File No.1-4462), and incorporated herein by reference.