Form 10-Q
period 2016-03-31
STEPAN CO
filed 2016-04-29
CIK 94049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

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

(Check one): Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes   ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 20, 2016
Common Stock, $1 par value	22,321,564 Shares

Part I FINANCIAL INFORMATION

Item 1 - Financial Statements

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Unaudited

(In thousands, except per share amounts)	Three Months Ended March 31
	2016	2015
Net Sales	$445,897	$460,451
Cost of Sales	352,398	384,009
Gross Profit	93,499	76,442
Operating Expenses:
Selling	13,690	12,997
Administrative (a)	18,700	17,762
Research, development and technical services	13,782	11,790
Deferred compensation expense (a)	2,720	1,577
	48,892	44,126

Gain on sale of product line	—	2,862
Operating Income	44,607	35,178
Other Income (Expense):
Interest, net	(3,614)	(4,054)
Loss from equity in joint ventures (Note 15)	—	(1,240)
Other, net (Note 13)	(525)	652
	(4,139)	(4,642)

Income Before Provision for Income Taxes	40,468	30,536
Provision for Income Taxes	12,811	9,250
Net Income	27,657	21,286
Net Income Attributable to Noncontrolling Interests (Note 2)	(3)	(16)
Net Income Attributable to Stepan Company	$27,654	$21,270

Net Income Per Common Share Attributable to Stepan Company (Note 9):
Basic	$1.22	$0.94
Diluted	$1.21	$0.93

Shares Used to Compute Net Income Per Common Share Attributable to Stepan Company (Note 9):
Basic	22,733	22,718
Diluted	22,882	22,827

Dividends Declared Per Common Share	$0.19	$0.18

(a)	In the first quarter of 2015, deferred compensation expense was included in administrative expenses. The 2015 amounts have been classified separately to conform to the current year presentation.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited

(In thousands)	Three Months Ended March 31
	2016	2015
Net income	$27,657	$21,286
Other comprehensive income (loss):
Foreign currency translation adjustments (Note 10)	12,590	(25,152)
Defined benefit pension adjustments, net of tax (Note 10)	564	749
Derivative instrument activity, net of tax (Note 10)	(21)	(42)
Total other comprehensive income (loss)	13,133	(24,445)
Comprehensive income (loss)	40,790	(3,159)
Comprehensive income attributable to noncontrolling interests (Note 2)	(14)	(1)
Comprehensive income (loss) attributable to Stepan Company	$40,776	$(3,160)

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(In thousands)	March 31, 2016	December 31, 2015
Assets
Current Assets:
Cash and cash equivalents	$145,669	$176,143
Receivables, net	291,635	249,602
Inventories (Note 6)	177,787	170,424
Other current assets	24,035	23,404
Total current assets	639,126	619,573
Property, Plant and Equipment:
Cost	1,469,307	1,446,098
Less: accumulated depreciation	(910,590)	(890,635)
Property, plant and equipment, net	558,717	555,463
Goodwill, net	11,366	11,265
Other intangible assets, net	17,272	17,957
Long-term investments (Note 3)	20,787	20,910
Other non-current assets (Note 16)	12,689	13,224
Total assets	$1,259,957	$1,238,392
Liabilities and Equity
Current Liabilities:
Current maturities of long-term debt (Note 12)	$15,277	$18,806
Accounts payable	129,963	128,605
Accrued liabilities	76,109	95,833
Total current liabilities	221,349	243,244
Deferred income taxes	11,828	9,455
Long-term debt, less current maturities (Notes 12 and 16)	312,573	312,548
Other non-current liabilities	117,964	114,761
Commitments and Contingencies (Note 7)
Equity:
Common stock, $1 par value; authorized 60,000,000 shares; Issued 25,733,795 shares in 2016 and 25,709,391 shares in 2015	25,734	25,709
Additional paid-in capital	146,874	144,601
Accumulated other comprehensive loss (Note 10)	(111,966)	(125,088)
Retained earnings	603,625	580,208
Less: Common treasury stock, at cost,3,444,231 shares in 2016 and 3,428,541 shares in 2015	(69,438)	(68,446)
Total Stepan Company stockholders’ equity	594,829	556,984
Noncontrolling interests (Note 2)	1,414	1,400
Total equity	596,243	558,384
Total liabilities and equity	$1,259,957	$1,238,392

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(In thousands)	Three Months Ended March 31
	2016	2015
Cash Flows From Operating Activities
Net income	$27,657	$21,286
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,070	16,127
Deferred compensation	2,720	1,577
Realized and unrealized (gains) losses on long-term investments	306	(531)
Stock-based compensation	2,423	798
Deferred income taxes	2,683	(1,261)
Other non-cash items	282	(1,397)
Changes in assets and liabilities:
Receivables, net	(36,263)	(11,546)
Inventories	(5,274)	4,969
Other current assets	(315)	(1,703)
Accounts payable and accrued liabilities	(14,846)	5,647
Pension liabilities	156	111
Environmental and legal liabilities	837	90
Deferred revenues	(282)	(195)
Excess tax benefit from stock options and awards	(262)	(120)
Net Cash (Used In) Provided By Operating Activities	(2,108)	33,852
Cash Flows From Investing Activities
Expenditures for property, plant and equipment	(19,340)	(28,295)
Proceeds from sale of product line (Note14)	—	3,262
Other, net	(3,119)	(73)
Net Cash Used In Investing Activities	(22,459)	(25,106)
Cash Flows From Financing Activities
Revolving debt and bank overdrafts, net	(3,588)	14,241
Other debt repayments	(159)	(2,063)
Dividends paid	(4,237)	(4,047)
Company stock repurchased	(908)	—
Stock option exercises	258	167
Excess tax benefit from stock options and awards	262	120
Other, net	(235)	(275)
Net Cash (Used In) Provided By Financing Activities	(8,607)	8,143
Effect of Exchange Rate Changes on Cash	2,700	(4,796)
Net Increase (Decrease) in Cash and Cash Equivalents	(30,474)	12,093
Cash and Cash Equivalents at Beginning of Period	176,143	85,215
Cash and Cash Equivalents at End of Period	$145,669	$97,308
Supplemental Cash Flow Information
Cash (refunds) of income taxes, net of payments	$(733)	$(2,920)
Cash payments of interest	$2,124	$435

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

Unaudited

1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements included herein have been prepared by Stepan Company (Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate and make the information presented not misleading.  In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company’s financial position as of March 31, 2016, and its results of operations for the three months ended March 31, 2016 and 2015, and cash flows for the three months ended March 31, 2016 and 2015, have been included.  These financial statements and related footnotes should be read in conjunction with the financial statements and related footnotes included in the Company’s 2015 Form 10-K.

2.	RECONCILIATIONS OF EQUITY

Below are reconciliations of total equity, Company equity and equity attributable to noncontrolling interests for the three months ended March 31, 2016 and 2015:

(In thousands)	Total Equity	Stepan Company Equity	Noncontrolling Interests’ Equity (3)
Balance at January 1, 2016	$558,384	$556,984	$1,400
Net income	27,657	27,654	3
Dividends	(4,237)	(4,237)	—
Common stock purchases (1)	(1,143)	(1,143)	—
Stock option exercises	258	258	—
Defined benefit pension adjustments, net of tax	564	564	—
Translation adjustments	12,590	12,579	11
Derivative instrument activity, net of tax	(21)	(21)	—
Other (2)	2,191	2,191	—
Balance at March 31, 2016	$596,243	$594,829	$1,414

(In thousands)	Total Equity	Stepan Company Equity	Noncontrolling Interests’ Equity (3)
Balance at January 1, 2015	$536,944	$535,546	$1,398
Net income	21,286	21,270	16
Dividends	(4,047)	(4,047)	—
Common stock purchases (1)	(273)	(273)	—
Stock option exercises	167	167	—
Defined benefit pension adjustments, net of tax	749	749	—
Translation adjustments	(25,152)	(25,137)	(15)
Derivative instrument activity, net of tax	(42)	(42)	—
Other (2)	846	846	—
Balance at March 31, 2015	$530,478	$529,079	$1,399
(1)

Includes the value of Company shares purchased in the open market and the value of Company common shares tendered by employees to settle minimum statutory withholding taxes related to distributions of deferred performance awards and deferred incentive compensation.

(2)	Primarily comprised of activity related to stock-based compensation, deferred compensation and excess tax benefits.
(3)	Reflects the noncontrolling interest in the Company’s China joint venture.

3.	FAIR VALUE MEASUREMENTS

The following were the financial instruments held by the Company at March 31, 2016, and December 31, 2015, and the methods and assumptions used to estimate the instruments’ fair values:

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

Debt obligations

The fair value of debt with original maturities greater than one year comprised the combined present values of scheduled principal and interest payments for each of the various loans, individually discounted at rates equivalent to those which could be obtained by the Company for new debt issues with durations equal to the average life to maturity of each loan.  The fair values of the remaining Company debt obligations approximated their carrying values due to the short-term nature of the debt.  The Company’s fair value measurements for debt fall within level 2 of the fair value hierarchy.

At March 31, 2016, and December 31, 2015, the fair values and related carrying values of debt, including current maturities, were as follows (the fair value and carrying value amounts are shown without regard to unamortized issuance costs):

(In thousands)	March 31, 2016	December 31, 2015
Fair value	$337,472	$331,183
Carrying value	329,081	332,623

The following tables present financial assets and liabilities measured on a recurring basis at fair value as of March 31, 2016, and December 31, 2015, and the level within the fair value hierarchy in which the fair value measurements fall:

(In thousands)	March 2016	Level 1	Level 2	Level 3
Mutual fund assets	$20,787	$20,787	$—	$—
Derivative assets:
Foreign currency contracts	582	—	582	—
Total assets at fair value	$21,369	$20,787	$582	$—
Derivative liabilities:
Foreign currency contracts	$95	$—	$95	$—
Interest rate contracts	81	—	81	—
Total liabilities at fair value	$176	$—	$176	$—

(In thousands)	December 2015	Level 1	Level 2	Level 3
Mutual fund assets	$20,910	$20,910	$—	$—
Derivative assets:
Foreign currency contracts	112	—	112	—
Total assets at fair value	$21,022	$20,910	$112	$—
Derivative liabilities :
Foreign currency contracts	$305	$—	$305	$—
Interest rate contracts	53	—	53	—
Total liabilities at fair value	$358	$—	$358	$—

4.	DERIVATIVE INSTRUMENTS

The Company is exposed to certain risks relating to its ongoing business operations. The primary risk managed by the use of derivative instruments is foreign currency exchange risk.  The Company holds forward foreign currency exchange contracts that are not designated as any type of accounting hedge as defined by U.S. GAAP.  The Company uses these contracts to manage its exposure to exchange rate fluctuations on certain Company subsidiary cash, accounts receivable, accounts payable and other obligation balances that are denominated in currencies other than the entities’ functional currencies. The forward foreign exchange contracts are recognized on the balance sheet as either an asset or a liability measured at fair value. Gains and losses arising from recording the foreign exchange contracts at fair value are reported in earnings as offsets to the losses and gains reported in earnings arising from the re-measurement of the asset and liability balances into the applicable functional currencies. At March 31, 2016, and December 31, 2015, the Company had open forward foreign currency exchange contracts, all with settlement dates of about one month, to buy or sell foreign currencies with U.S. dollar equivalent amounts of $29,703,000 and $31,194,000, respectively.

The Company is exposed to volatility in short-term interest rates and mitigates certain portions of that risk by using interest rate swaps.  The interest rate swaps are recognized on the balance sheet as either an asset or a liability measured at fair value. The Company held interest rate swap contracts with notional values of $3,740,000 at March 31, 2016, and $3,724,000 and December 31, 2015. The contracts were designated as cash flow hedges. Period-to-period changes in the fair values of interest rate swap contracts are recognized as gains or losses in other comprehensive income, to the extent effective.  As each interest rate swap hedge contract is settled, the corresponding gain or loss is reclassified out of accumulated other comprehensive income (AOCI) into earnings in that settlement period. The latest date through which the Company expects to hedge its exposure to the volatility of short-term interest rates is December 1, 2021.

The fair values of the derivative instruments held by the Company on March 31, 2016, and December 31, 2015, and derivative instrument gains and losses for the three-month periods ended March 31, 2016 and 2015, were immaterial.  For amounts reclassified out of AOCI into earnings for the three-month periods ended March 31, 2016 and 2015, see Note 10.

5.	STOCK-BASED COMPENSATION

On March 31, 2016, the Company had stock options and stock awards outstanding under its 2006 Incentive Compensation Plan and stock options, stock awards and stock appreciation rights (SARs) outstanding under its 2011 Incentive Compensation Plan.

Compensation expense recorded for all stock options, stock awards and SARs was as follows:

(In thousands)
Three Months Ended March 31
2016	2015
$2,423	$798

The year-over-year increase in stock-based compensation expense was primarily attributable to increases in compensation related to cash-settled SARs and performance awards. SARs compensation expense increased due to increases in the fair values of cash-settled SARs that resulted from higher quarter-over-quarter appreciation in the value of Company common stock. Performance award stock-based compensation expense was up between years as the result of management’s assessment that the profitability performance metrics for certain grants would be achieved at greater levels than previously estimated.

Unrecognized compensation costs for stock options, stock awards and SARs were as follows:

(In thousands)	March 31, 2016	December 31, 2015
Stock options	$1,839	$784
Stock awards	6,545	3,396
SARs	4,048	1,644

The increases in unrecognized compensation costs for stock options, stock awards and SARs reflected the 2016 grants of:

Shares
Stock options	99,730
Stock awards (at target)	72,997
SARs	218,660

The unrecognized compensation costs at March 31, 2016, are expected to be recognized over weighted-average periods of 1.6 years, 2.3 years and 1.6 years for stock options, stock awards and SARs, respectively.

6.	INVENTORIES

The composition of inventories at March 31, 2016, and December 31, 2015, was as follows:

(In thousands)	March 31, 2016	December 31, 2015
Finished goods	$127,698	$124,481
Raw materials	50,089	45,943
Total inventories	$177,787	$170,424

Inventories are priced primarily using the last-in, first-out inventory valuation method.  If the first-in, first-out inventory valuation method had been used for all inventories, inventory balances would have been approximately $20,723,000 and $18,171,000 higher than reported at March 31, 2016, and December 31, 2015, respectively.

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

As of March 31, 2016, the Company estimated a range of possible environmental and legal losses of $21.8 million to $42.4 million.  At March 31, 2016, and December 31, 2015, the Company’s accrued liability for such losses, which represented the Company’s best estimate within the estimated range of possible environmental and legal losses, was $21.8 million and $20.9  million, respectively. Cash outlays related to legal and environmental matters approximated $0.3 million for each of the three-month periods ended March 31, 2016 and 2015.

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

Following are summaries of the material contingencies at March 31, 2016:

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

Mexico Value-Added Tax

In the first quarter of 2015, during an examination of the Company’s 2009 and 2010 Mexico subsidiary financial records, local tax authority auditors determined that the Company’s treatment of value-added tax (VAT) for purchase transactions with a certain vendor was incorrect. As a result, the tax authorities concluded that the Company owed past VAT from 2009 -2010 along with assessed inflation, penalty and interest charges. Consequently, the Company recorded a liability and corresponding income statement charge for the VAT inflation, penalty and interest charges. The liability included the 2009 – 2010 assessment of inflation, penalty and interest charges plus an estimated amount for the potential exposure for 2011 – 2014. The amount recorded was not material to the Company’s results of operations. No charge was recorded for the past unpaid VAT because the Company believes the amount will be recoverable through the normal VAT process. No exposure for years after 2014 exists as the Company remedied the underlying issue that led to the tax authorities’ determination. In February 2016, the Company reached agreement with Mexico’s tax authorities on the amount of inflation, penalty and interest charged for the 2009 and 2010 years under audit. No significant adjustments were required to the previously recorded liability. Depending on the outcomes of future negotiations with Mexico’s tax authorities regarding the years 2011- 2014 and the actual amount of the past VAT that is recovered by the Company, the final actual settlement could differ from the current recorded liability.

8.	POSTRETIREMENT BENEFIT PLANS

Defined Benefit Pension Plans

The Company sponsors various funded qualified and unfunded non-qualified defined benefit pension plans, the most significant of which cover employees in the U.S. and U.K. locations.  The U.S. and U.K. defined benefit pension plans are frozen and service benefits are no longer being accrued.

Components of Net Periodic Benefit Cost

	UNITED STATES		UNITED KINGDOM
(In thousands)	Three Months Ended March 31		Three Months Ended March 31
	2016	2015	2016	2015
Interest cost	$1,729	$1,701	$193	$195
Expected return on plan assets	(2,254)	(2,393)	(238)	(262)
Amortization of net actuarial loss	882	1,149	20	45
Net periodic benefit cost	$357	$457	$(25)	$(22)

Employer Contributions

U.S. Plans

As a result of pension funding relief provisions included in the Highway and Transportation Funding Act of 2014, the Company expects to make no 2016 contributions to the funded U.S. qualified defined benefit plans. Approximately $178,000 is expected to be paid related to the unfunded non-qualified plans.  As of March 31, 2016, $110,000 had been paid related to the non-qualified plans.

U.K. Plan

The Company’s United Kingdom subsidiary expects to contribute approximately $361,000 to its defined benefit pension plan in 2016.  As of March 31, 2016, $88,000 had been contributed to the plan.

Defined Contribution Plans

The Company sponsors retirement savings defined contribution plans that cover U.S. and U.K. employees. The Company also sponsors a qualified profit sharing plan for its U.S. employees. The retirement savings and profit sharing defined contribution plans include a qualified plan and a non-qualified supplemental executive plan.

Defined contribution plan expenses for the Company’s retirement savings and profit sharing plans were as follows:

(In thousands)	Three Months Ended March 31
	2016	2015
Retirement savings plans	$1,291	$1,184
Profit sharing plan	1,717	980
Total defined contribution expense	$3,008	$2,164

The Company funds the obligations of its non-qualified supplemental executive defined contribution plans (supplemental plans) through a rabbi trust. The trust comprises various mutual fund investments selected by the participants of the supplemental plans. In accordance with the accounting guidance for rabbi trust arrangements, the assets of the trust and the obligations of the supplemental plans are reported on the Company’s consolidated balance sheets.  The Company elected the fair value option for the mutual fund investment assets so that offsetting changes in the mutual fund values and defined contribution plan obligations would be recorded in earnings in the same period. Therefore, the mutual funds are reported at fair value with any subsequent changes in fair value recorded in the consolidated statements of income. The liabilities related to the supplemental plans increase (i.e., supplemental plan expense is recognized) when the value of the trust assets appreciates and decrease when the value of the trust assets declines (i.e., supplemental plan income is recognized). At March 31, 2016, the balance of the trust assets was $1,815,000, which equaled the balance of the supplemental plan liabilities (see the long-term investments section in Note 3 for further information regarding the Company’s mutual fund assets).

9.	EARNINGS PER SHARE

Below are the computations of basic and diluted earnings per share for the three months ended March 31, 2016 and 2015:

(In thousands, except per share amounts)	Three Months Ended March 31
	2016	2015
Computation of Basic Earnings per Share
Net income attributable to Stepan Company	$27,654	$21,270
Weighted-average number of common shares outstanding	22,733	22,718
Basic earnings per share	$1.22	$0.94

Computation of Diluted Earnings per Share
Net income attributable to Stepan Company	$27,654	$21,270
Weighted-average number of shares outstanding	22,733	22,718
Add weighted-average net shares from assumed exercise of options (under treasury stock method) (1)	113	104
Add weighted-average net shares related to unvested stock awards (under treasury stock method)	4	5
Add weighted-average net shares from assumed exercise of SARs (under treasury stock method)	8	—
Add weighted-average contingently issuable net shares related to performance stock awards (under treasury stock method)	24	—
Weighted-average shares applicable to diluted earnings	22,882	22,827
Diluted earnings per share	$1.21	$0.93

(1) Options to purchase 89,617 and 226,098 shares of Company common stock were excluded from the computations of diluted earnings per share for the three months ended March 31, 2016 and March 31, 2015, respectively. The options’ exercise prices were greater than the average market price for the common stock, and the effect of including the options would have been antidilutive.

10.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Below is the change in the Company’s accumulated other comprehensive income (loss) (AOCI) balance by component (net of income taxes) for the three months ended March 31, 2016 and 2015:

(In thousands)	Foreign Currency Translation Adjustments	Defined Benefit Pension Plan Adjustments	Cash Flow Hedge Adjustments	Total
Balance at December 31, 2014	$(42,914)	$(41,149)	$118	$(83,945)
Other comprehensive income before reclassifications	(25,137)	—	(43)	(25,180)
Amounts reclassified from AOCI	—	749	1	750
Net current-period other comprehensive income	(25,137)	749	(42)	(24,430)
Balance at March 31, 2015	$(68,051)	$(40,400)	$76	$(108,375)

Balance at December 31, 2015	$(88,337)	$(36,825)	$74	$(125,088)
Other comprehensive income before reclassifications	12,579	—	(23)	12,556
Amounts reclassified from AOCI	—	564	2	566
Net current-period other comprehensive income	12,579	564	(21)	13,122
Balance at March 31, 2016	$(75,758)	$(36,261)	$53	$(111,966)

Information regarding the reclassifications out of AOCI for the three month periods ended March 31, 2016 and 2015, is displayed below:

(In thousands)	Amount Reclassified from AOCI (a)
AOCI Components	Three Months Ended March 31		Affected Line Item in Consolidated Statements of Income
	2016	2015
Amortization of defined benefit pension actuarial losses	$(902)	$(1,194)	(b)
	338	445	Tax benefit
	$(564)	$(749)	Net of tax
Gains and losses on cash flow hedges:
Interest rate contracts	$(6)	$(5)	Interest, net
Foreign exchange contracts	2	2	Cost of sales
	(4)	(3)	Total before tax
	2	2	Tax benefit
	$(2)	$(1)	Net of tax
Total reclassifications for the period	$(566)	$(750)	Net of tax

(a)	Amounts in parentheses denote expense to statement of income.
(b)	This component of accumulated other comprehensive income is included in the computation of net periodic benefit cost (see Note 8 for additional details).

11.	SEGMENT REPORTING

The Company has three reportable segments: Surfactants, Polymers and Specialty Products.  Net sales by segment for the three months ended March 31, 2016 and 2015, were as follows:

(In thousands)	Three Months Ended March 31
	2016	2015
Segment Net Sales
Surfactants	$309,960	$330,551
Polymers	113,898	109,364
Specialty Products	22,039	20,536
Total	$445,897	$460,451

Segment operating income and reconciliations of segment operating income to consolidated income before income taxes for the three months ended March 31, 2016 and 2015, are summarized below:

(In thousands)	Three Months Ended March 31
	2016	2015
Segment Operating Income
Surfactants	$37,245	$33,764
Polymers	22,197	14,785
Specialty Products	2,333	2,244
Segment operating income	61,775	50,793
Unallocated corporate expenses (1)	(17,168)	(15,615)
Consolidated operating income	44,607	35,178
Interest expense, net	(3,614)	(4,054)
Loss from equity in joint ventures	—	(1,240)
Other, net	(525)	652
Consolidated income before income taxes	$40,468	$30,536

(1)

Unallocated corporate expenses primarily comprise corporate administrative expenses (e.g., corporate finance, legal, human resources, information systems, deferred compensation and environmental remediation) that are not included in segment operating income and not used to evaluate segment performance.

12.	DEBT

At March 31, 2016, and December 31, 2015, debt comprised the following:

(In thousands)	Maturity Dates	March 31, 2016	December 31, 2015 (1)
Unsecured private placement notes
3.95% (net of unamortized debt issuance cost of $374 and $383 for 2016 and 2015, respectively)	2021-2027	$99,626	$99,617
3.86% (net of unamortized debt issuance cost of $428 and $440 for 2016 and 2015, respectively)	2019-2025	99,572	99,560
4.86% (net of unamortized debt issuance cost of $252 and $260 for 2016 and 2015, respectively)	2017-2023	64,748	64,740
5.88% (net of unamortized debt issuance cost of $135 and $140 for 2016 and 2015, respectively)	2016-2022	39,865	39,860
5.69% (net of unamortized debt issuance cost of $42 and $46 for 2016 and 2015, respectively)	2016-2018	17,100	17,096
Unsecured U.S. bank debt	2019	—	—
Debt of foreign subsidiaries
Unsecured bank debt, foreign currency	2016	59	4,810
Unsecured bank term loan, foreign currency	2021	3,740	3,724
Secured bank debt, foreign currency	2015	3,140	1,947
Total debt		$327,850	$331,354
Less current maturities		15,277	18,806
Long-term debt		$312,573	$312,548

(1)

Certain balances have been restated from those originally reported at December 31, 2015, due to the Company’s January 1, 2016, adoption of the new U.S. GAAP guidance regarding the classification of debt issuance costs. See Note 16 for additional information regarding ASU No. 2015-03.

The Company has a committed $125,000,000 multi-currency revolving credit agreement that expires on July 10, 2019.  The Company maintains standby letters of credit under its workers’ compensation insurance agreements and for other purposes, as needed from time to time, which are issued under the revolving credit agreement. As of March 31, 2016, the Company had outstanding letters of credit totaling $4,927,000 and no outstanding debt under this agreement. There was $120,073,000 available under the revolving credit agreement as of March 31, 2016.

The various loan agreements contain provisions which, among others, require maintenance of certain financial ratios and place limitations on additional debt, investments and payment of dividends. Based on the loan agreement provisions that place limitations on dividend payments, unrestricted retained earnings (i.e., retained earnings available for dividend distribution) were $132,546,000 and $119,891,000 at March 31, 2016 and December 31, 2015, respectively.

Net debt (which is defined as total debt minus cash) was $182,181,000 at March 31, 2016, compared to $155,211,000 at December 31, 2015.

13.	OTHER, NET

Other, net in the consolidated statements of income included the following:

(In thousands)	Three Months Ended March 31
	2016	2015
Foreign exchange losses	$(311)	$(2)
Investment income	92	123
Realized and unrealized gains (losses) on investments	(306)	531
Other, net	$(525)	$652

14.	SALE OF PRODUCT LINE

In January 2015, the Company sold its specialty polyurethane systems product line (kits) to J6 Polymers, LLC (J6) for cash of $3,262,000. Kits were part of the Company’s Polymers segment. The sale of kits included inventory, customer and supplier lists, formulations, manufacturing procedures and all other intellectual property associated with the manufacturing and selling of kits. As a result of the sale, Company operating income for the three months ended March 31, 2015, included a gain of $2,862,000. The gain was attributed to the Polymer segment. J6 is a business wholly-owned and operated by members of the immediate family of Robert J. Wood, a former Company executive who retired from the Company in April 2014. Mr. Wood is a managing member of J6.

15.	TIORCO, LLC JOINT VENTURE

In October 2015, the Company and its partner, Nalco Company (a subsidiary of Ecolab Inc.), made the decision to dissolve their equally owned and operated TIORCO, LLC (TIORCO) enhanced oil recovery joint venture. As a result of the dissolution, TIORCO incurred fourth quarter 2015 exit costs, for which the Company recorded its share in the three- and twelve-month periods ended December 31, 2015. The Company made a final cash investment of $2,900,000 to TIORCO during the three-month period ended March 31, 2016, to fund the exit costs and other final cash requirements for dissolving the joint venture. The additional funding did not materially differ from the exit costs recorded as of December 31, 2015. Legal dissolution of TIORCO is finalized, and no further significant costs or expenditures related to the joint venture are expected to be incurred.

16.	RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The new update was later amended by ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The standard, which is the result of a joint project by the FASB and the International Accounting Standards Board, outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. In addition, the ASU requires expanded disclosures about revenue recognition that enable the users of the financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. ASU No. 2014-09 supersedes most of the previous revenue recognition guidance. For public entities, the new guidance, as amended, is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. An entity may use either a full retrospective or a modified retrospective approach to adopt the requirements of the new standard. The Company continues the process of determining the effects, if any, that adoption of ASU No. 2014-09 will have on Company financial position, results of operations and cash flows.

In January 2015, the FASB issued ASU No. 2015-01, Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, which amends Subtopic 225-20, Income Statement – Extraordinary and Unusual Items, of the Accounting Standards Codification. The update, which is part of FASB’s initiative to reduce complexity of accounting standards, eliminates the US GAAP concept of extraordinary items. The amendments in this update were effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. This ASU did not have an effect on the Company’s financial position, results of operations or cash flows.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The amendments in this update affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments: 1) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities; 2) eliminate the presumption that a general partner should consolidate a limited partnership; 3) affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; and 4) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with certain Investment Company Act of 1940 requirements for registered money market funds. The amendments in ASU No. 2015-02 were effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Adoption of ASU No. 2015-02 did not have an effect on the Company’s financial position, results of operations or cash flows.

In April 2015, the FASB issued ASU No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30):  Simplifying the Presentation of Debt Issuance Costs.  The amendments in this update change the presentation of debt issuance costs in financial statements. Under this ASU, an entity is required to present debt issuance costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is to be reported as interest expense, which is where the Company has historically reported such costs. The guidance in ASU No. 2015-03 was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The new guidance was to be applied retrospectively to all prior periods. Therefore, upon adoption of ASU No. 2015-03 on January 1, 2016, the Company reclassified $1,269,000 of its unamortized debt issuance costs at December 31, 2015, from the other non-current assets line of the consolidated balance sheet to the long-term debt, less current maturities line (see Note 12). Other than the reclassification of unamortized debt issuance costs, the adoption of ASU No. 2015-03 did not have an effect on the Company’s consolidated financial statements.

In August 2015, the FASB issued ASU No. 2015-15, Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements—Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting (SEC Update which) that sets forth additional guidance from the SEC regarding debt issuance costs associated with line-of-credit arrangements, which ASU No. 2015-03 does not address. The SEC has stated that given the absence of authoritative guidance for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. Since the Company’s treatment of debt issuance costs associated with line-of-credit arrangements aligned with the SEC’s guidance, adoption of ASU2015-15 did not have an effect on the Company’s financial position, results of operations or cash flows.

In April 2015, the FASB issued ASU No. 2015-05, Intangibles - Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.  This ASU provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The amendments in ASU No. 2015-05 were effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. Adoption of ASU No. 2015-05 did not have an effect on the Company’s financial position, results of operations and cash flows.

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

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805), Simplifying the Accounting for Measurement-Period Adjustments. The update requires that the acquirer in a business combination recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined (not retrospectively as with prior guidance). Additionally, the acquirer must record in the same period’s financial statements the effect on earnings of changes in depreciation, amortization or other income effects as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the time of acquisition. The acquiring entity is required to disclose, on the face of the financial statements or in the footnotes to the financial statements, the portion of the amount recorded in current period earnings, by financial statement line item, that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The guidance in ASU No. 2015-16 was effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. Adoption of ASU No. 2015-16 did not have an effect on the Company’s financial position, results of operations or cash flows.

In February 2016, the FASB issued ASU No. 2016-2, Leases (Topic 842). This guidance requires a dual approach for lessee accounting whereby a lessee will account for lease arrangements with terms greater than 12 months as either finance leases or operating leases. Both finance leases and operating leases will be recognized on the lessee’s balance sheet as right-of-use assets and corresponding lease liabilities, with differing methodologies for income statement recognition. In addition, the ASU requires expanded qualitative and quantitative disclosures about the Company’s lease arrangements. This guidance is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. A modified retrospective approach is required for all leases existing or entered into after the beginning of the earliest comparative period in the consolidated financial statements. The Company is assessing the impact that adoption of ASU No. 2016-2 will have on its financial position, results of operations and cash flows.

In March 2016, the FASB issued ASU No. 2016-9, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The ASU was issued to simplify various facets of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements. The new guidance also addresses the classifications of certain share-based payment transactions in the statement of cash flows. For public business entities, ASU No. 2016-9 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted, but all of the amendments in the update must be adopted in the same period. The Company will assess the impact that adoption of ASU No. 2016-9 will have on its financial position, results of operations and cash flows.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis (MD&A) of certain significant factors that have affected the Company’s financial condition and results of operations during the interim periods included in the accompanying condensed consolidated financial statements.

Certain matters discussed in the MD&A include forward-looking statements that are subject to certain risks, uncertainties and assumptions.  Such forward-looking statements are intended to be identified in this document by the words, “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should” and similar expressions.  Actual results may vary materially.

Forward-looking statements speak only as of the date they are made, and the Company does not undertake any obligation to update them to reflect changes that occur after that date.  Factors that could cause actual results to differ materially include the items described in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Overview

The Company produces and sells intermediate chemicals that are used in a wide variety of applications worldwide. The overall business comprises three reportable segments:

•

Surfactants – Surfactants, which accounted for 69 percent of consolidated net sales for the first quarter of 2016, are principal ingredients in consumer and industrial cleaning products such as detergents for washing clothes, dishes, carpets, floors and walls, as well as shampoos and body washes. Other applications include fabric softeners, germicidal quaternary compounds, lubricating ingredients, emulsifiers for spreading agricultural products and industrial applications such as latex systems, plastics and composites. Surfactants are manufactured at six North American sites (five in the U.S. and one in Canada), three European sites (United Kingdom, France and Germany), four Latin American sites (Mexico, Colombia and two sites in Brazil) and two Asian sites (Philippines and Singapore). Prior to 2016, the Company also held a 50 percent ownership interest in a joint venture, TIORCO, LLC (TIORCO), that marketed chemical solutions for enhanced oil recovery (EOR). The joint venture was accounted for under the equity method, and its financial results were excluded from surfactant segment operating results. In October 2015, the Company and its partner, Nalco Company (a subsidiary of Ecolab Inc.), made the decision to dissolve TIORCO. No business activities have been conducted since the fourth quarter of 2015. Legal dissolution of TIORCO is finalized.

•

Polymers – Polymers, which accounted for 26 percent of consolidated net sales for the first quarter of 2016, include polyurethane polyols, polyester resins and phthalic anhydride.  Polyurethane polyols are used in the manufacture of rigid foam for thermal insulation in the construction industry and are also a base raw material for coatings, adhesives, sealants and elastomers (collectively CASE products) and flexible foams. Polyester resins, which include liquid and powdered products, are used in CASE and polyurethane systems house applications. CASE, polyester resins and flexible foam are collectively referred to as specialty polyols. Phthalic anhydride is used in unsaturated polyester resins, alkyd resins and plasticizers for applications in construction materials and components of automotive, boating and other consumer products. In addition, the Company uses phthalic anhydride internally in the production of polyols.  In the U.S., polyurethane polyols and phthalic anhydride are manufactured at the Company’s Millsdale, Illinois, site and specialty polyols are manufactured at the Company’s Columbus, Georgia, site. In Europe, polyurethane polyols are manufactured at the Company’s subsidiary in Germany, and specialty polyols are manufactured at the Company’s Poland subsidiary. Commissioning activities commenced for the new plant in Nanjing, China, in the first quarter of 2016, and the Company is in the process of qualifying the plant’s products with customers. As a result, customer orders will continue to be toll produced by outside manufacturers until the new plant is fully operational, which is anticipated to be by the end of the second quarter of 2016.

•

Specialty Products – Specialty products, which accounted for five percent of consolidated net sales for the first quarter of 2016, include flavors, emulsifiers and solubilizers used in food, flavoring, nutritional supplement and pharmaceutical applications. Specialty products are primarily manufactured at the Company’s Maywood, New Jersey, site and, in some instances, at outside contractors.

Deferred Compensation Plans

The accounting for the Company’s deferred compensation plans can cause period-to-period fluctuations in Company expenses and profits. Compensation expense results when the values of Company common stock and mutual fund investment assets held for the plans increase, and compensation income results when the values of Company common stock and mutual fund investment assets decline. The pretax effect of all deferred compensation-related activities  and the income statement line items in which the effects of the activities were recorded are displayed in the following table:

	Income (Expense)
	For the Three Months Ended March 31
(In millions)	2016	2015	Change
Deferred Compensation (Operating expenses)	$(2.7)	$(1.6)	$(1.1)	(1)
Realized/Unrealized Gains on Investments (Other, net)	(0.3)	0.5	(0.8)
Investment Income (Other, net)	0.1	0.1	—
Pretax Income Effect	$(2.9)	$(1.0)	$(1.9)

(1)	See the Corporate Expenses section of this MD&A for details regarding the quarter-over-quarter change in deferred compensation expense.

Effects of Foreign Currency Translation

The Company’s foreign subsidiaries transact business and report financial results in their respective local currencies. As a result, foreign subsidiary income statements are translated into U.S. dollars at average foreign exchange rates appropriate for the reporting period. Because foreign exchange rates fluctuate against the U.S. dollar over time, foreign currency translation affects period-to-period comparisons of financial statement items (i.e., because foreign exchange rates fluctuate, similar period-to-period local currency results for a foreign subsidiary may translate into different U.S. dollar results). The following table presents the effects that foreign currency translation had on the period-over-period changes in consolidated net sales and various income line items for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31
				(Decrease)
(In millions)	2016	2015	Increase (Decrease)	Due to Foreign Translation
Net Sales	$445.9	$460.5	$(14.6)	$(18.0)
Gross Profit	93.5	76.4	17.1	(3.5)
Operating Income	44.6	35.2	9.4	(2.3)
Pretax Income	40.5	30.5	10.0	(2.2)

RESULTS OF OPERATIONS

Three Months Ended March 31, 2016 and 2015

Summary

Net income attributable to the Company for the first quarter of 2016 increased 30 percent to $27.7 million, or $1.21 per diluted share, from $21.3 million, or $0.93 per diluted share, for the first quarter of 2015. Adjusted net income increased 44 percent to $29.5 million, or $1.29 per diluted share, from $20.4 million, or $0.90 per diluted share (See the ‘Reconciliation of Non-GAAP Adjusted Net Income and Earnings per Share’ section of this MD&A for reconciliations between non-GAAP adjusted net income and related earnings per diluted share and reported net income attributable to the Company and related earnings per diluted share). Below is a summary discussion of the major factors leading to the quarter-over-quarter changes in net sales, profits and expenses.  A detailed discussion of segment operating performance for the first quarter of 2016 compared to the first quarter of 2015 follows the summary.

Consolidated net sales declined $14.6 million, or three percent, between quarters. Sales volume increased 12 percent, which had a $53.0 million favorable effect on the quarter-over-quarter change in net sales. All three reportable segments contributed to the consolidated sales volume improvement, benefitting from new business as well as stronger demand from existing customers. The impact of increased consolidated sales volume was more than offset by reduced selling prices and the unfavorable effects of foreign currency translation, which negatively affected the quarter-over-quarter net sales change by $49.6 million and $18.0 million, respectively. The decreased selling prices were primarily attributable to declines in raw material costs. The unfavorable foreign currency translation effect reflected a stronger U.S. dollar against all currencies for countries where the Company has foreign operations.

Operating income for the first quarter of 2016 increased $9.4 million, or 27 percent, over operating income reported for the first quarter of last year. Last year’s operating income included a $2.9 million gain on the sale of the Company’s specialty polyurethane systems product line (see Note 14 to the condensed consolidated financial statements for additional information), and this year’s quarter-over-quarter results were tempered by $2.3 million of unfavorable foreign currency translation. All three reportable segments posted improved quarter-over-quarter income.

Operating expenses increased $4.7 million, or 11 percent, between quarters. Changes in the individual income statement line items that comprise the Company’s operating expenses were as follows:

•

Selling expenses increased $0.7 million, or five percent, quarter over quarter largely due to higher U.S. fringe benefit expenses ($0.6 million). Higher incentive-based compensation (i.e., bonus, profit sharing and stock-based compensation) accounted for most of the increase in fringe benefit expenses, reflecting the quarter-over-quarter improvement in Company financial performance.

•

Administrative expenses increased $0.9 million, or five percent, quarter over quarter. Fringe benefit and salary expenses were up $1.0 million and $0.4 million, respectively, between quarters. Consulting fee expenses declined $1.2 million. The remainder of the change in administrative expenses was attributable to the accumulation of a number of smaller expense increases. Higher incentive-based compensation accounted for most of the increase in fringe benefit expenses. The decrease in consulting fee expenses reflected the expiration of the contract with the outside consultants who were advising on the ongoing initiative (referred to as ‘DRIVE’) to improve efficiency across the Company’s global organization.

•

Research, development and technical service (R&D) expenses increased $2.0 million, or 17 percent, quarter over quarter largely due to higher U.S. expenses for fringe benefits ($1.0 million) and salaries ($0.3 million). The increase in fringe benefits was mainly driven by higher incentive-based compensation.

•

Deferred compensation expense increased $1.1 million, or 72 percent, quarter over quarter primarily due to a larger increase in the value of Company common stock in the first quarter of 2016 than in the first quarter of 2015. See the ‘Overview’ and ‘Corporate Expenses’ sections of this MD&A for further details.

In the first quarter of 2016, the Company reported no results in the loss from equity joint venture line, as the Company and its partner agreed to dissolve the TIORCO joint venture in the fourth quarter of 2015. The Company’s share of TIORCO’s first quarter 2015 loss was $1.2 million.

Other, net was $0.5 million of expense for the first quarter of 2016 compared to $0.7 million of income for the same period of 2015. The Company posted $0.2 million of investment losses (including realized and unrealized gains and losses) for the Company’s deferred compensation and supplemental defined contribution mutual fund assets in the first quarter of 2016 compared to $0.7 million of income in last year’s first quarter. In addition, the Company reported foreign exchange losses of $0.3 million in the first quarter of 2016 compared to a less than $0.1 million of loss in the first quarter of 2015.

The effective tax rate was 31.7 percent for the first quarter of 2016 compared to 30.3 percent for the first quarter of 2015.  The increase was primarily attributable to an unfavorable non-recurring tax settlement related to a foreign income tax audit recorded in the first quarter of 2016.

Segment Results

	For the Three Months Ended
(In thousands)	March 31	March 31	Increase	Percent
Net Sales	2016	2015	(Decrease)	Change
Surfactants	$309,960	$330,551	$(20,591)	-6
Polymers	113,898	109,364	4,534	4
Specialty Products	22,039	20,536	1,503	7
Total Net Sales	$445,897	$460,451	$(14,554)	-3

	For the Three Months Ended
(In thousands)	March 31	March 31		Percent
Operating Income	2016	2015	Increase	Change
Surfactants	$37,245	$33,764	$3,481	10
Polymers	22,197	14,785	7,412	50
Specialty Products	2,333	2,244	89	4
Segment Operating Income	$61,775	$50,793	$10,982	22
Corporate Expenses, Excluding Deferred Compensation	$14,448	$14,038	$410	3
Deferred Compensation Expense	2,720	1,577	1,143	72
Total Corporate Expenses	$17,168	$15,615	$1,553	10
Total Operating Income	$44,607	$35,178	$9,429	27

Surfactants

Surfactants net sales for the first quarter of 2016 declined $20.6 million, or six percent, from net sales for the first quarter of 2015. Sales volume increased 10 percent between quarters, which had a $33.2 million positive effect on the quarter-over-quarter net sales change. North American and Latin American operations accounted for the sales volume increase. Lower selling prices and the unfavorable effects of foreign currency translation had negative effects of $38.6 million and $15.2 million, respectively, on the net sales change. Lower costs for major raw materials led to the reduced selling prices. The foreign currency translation effect reflected a stronger U.S. dollar compared to all currencies of the segment’s foreign operations. A quarter-over-quarter comparison of net sales by region follows:

	For the Three Months Ended
(In thousands)	March 31, 2016	March 31, 2015	(Decrease)	Percent Change
North America	$195,281	$204,803	$(9,522)	-5
Europe	63,531	72,143	(8,612)	-12
Latin America	36,083	37,814	(1,731)	-5
Asia	15,065	15,791	(726)	-5
Total Surfactants Segment	$309,960	$330,551	$(20,591)	-6

Net sales for North American operations declined five percent between quarters. Sales volume improved 17 percent, which favorably affected the quarter-over-quarter change in net sales by $35.7 million. The effect of the increased sales volume was more than offset by an 18 percent decline in selling prices and the unfavorable impact of foreign currency translation, which negatively affected the change in net sales by $43.9 million and $1.3 million, respectively. Sales volumes improved for nearly all market segments into which North American operations sells products. Increased sales volume for laundry and cleaning products was the largest contributor to the sales volume improvement. The growth in laundry and cleaning sales volumes resulted from new business, particularly the Company’s supply agreement with The Sun Products Corporation (SUN) that was initiated in the third quarter of 2015. Sales volumes were down quarter over quarter for products used in oil field applications. The decline in oil field sales volume reflected lower sales to EOR customers due to lower crude oil prices. The decline in sales prices primarily reflected decreased raw material costs. The foreign currency impact reflected a stronger U.S. dollar relative to the Canadian dollar.

Net sales for European operations declined 12 percent due to lower selling prices, a three percent decline in sales volume and the unfavorable effects of foreign currency translation, which accounted for $4.3 million, $2.3 million and $2.0 million of the quarter- over-quarter change in net sales dollars. Selling prices declined six percent between quarters largely due to decreases in raw material costs. The decline in sales volume was mainly attributable to weaker demand for laundry and cleaning and agricultural chemical products. The decreases in sales volumes for laundry and cleaning and agricultural chemical products were partially offset by increased volumes of general surfactants sold through distributors. A stronger U.S. dollar against the British pound sterling and European euro led to the foreign currency translation result.

Net sales for Latin American operations declined five percent. Increased selling prices and a nine percent improvement in sales volume favorably affected the quarter-over-quarter change in net sales by $5.7 million and $3.6 million, respectively. The positive impacts of selling prices and sales volume were more than offset by an unfavorable $11.0 million effect of foreign currency translation. Higher laundry and cleaning sales volume for Brazil operations, due in part to new business gained as a result of the acquisition of a sulfonation production facility from Procter & Gamble in the second quarter of 2015, accounted for most of the improvement in Latin American sales volume. The foreign currency translation effect reflected the quarter-over-quarter weakening of the Brazilian real and Colombian and Mexican pesos against the U.S. dollar.

Net sales for Asian operations declined five percent primarily due to the unfavorable effects of foreign currency translation mostly due to the weakening of the Philippine peso against the U.S. dollar.

Surfactants operating income for the first quarter of 2016 increased $3.5 million, or 10 percent, over operating income for the first quarter of 2015.  Gross profit increased $5.7 million on improved results from North American and Asian operations. The effects of foreign currency translation reduced Surfactants quarter-over-quarter gross profit increase by $3.0 million. Operating expenses increased $2.3 million, or 11 percent. Quarter-over-quarter comparisons of gross profit by region and total segment operating expenses and operating income follow:

	For the Three Months Ended
(In thousands)	March 31, 2016	March 31, 2015	Increase (Decrease)	Percent Change
Gross Profit
North America	$38,687	$34,804	$3,883	11
Europe	9,483	9,532	(49)	-1
Latin America	6,989	7,173	(184)	-3
Asia	5,808	3,720	2,088	56
Surfactants Segment Gross Profit	$60,967	$55,229	$5,738	10
Operating Expenses	23,722	21,465	2,257	11
Surfactants Segment Operating Income	$37,245	$33,764	$3,481	10

Gross profit for North American operations increased 11 percent quarter over quarter. The improvement in gross profit was principally attributable to the 17 percent increase in sales volume. The impact of the increase in sales volume was partially offset by a decline in unit sales margins resulting from lower selling prices and product mix.

Gross profit for European operations declined one percent between quarters primarily due to the effects of the three percent sales volume decline and the unfavorable effects of foreign currency translation. Margin improvements, primarily due to lower raw material costs, offset the effects of lower sales volume and foreign currency translation.

Gross profit for Latin American operations declined three percent largely due to a $2.3 million unfavorable impact of foreign currency translation that offset the effects of the nine percent increase in sales volumes and higher selling prices.

Asia gross profit increased 56 percent largely due to lower raw material costs and a more favorable mix of sales.

Operating expenses for the Surfactants segment increased $2.3 million, or 11 percent, quarter over quarter. North American and Latin American operations accounted for most of the increase ($1.9 million and $0.9 million, respectively). The favorable effects of foreign currency translation reduced the quarter-over-quarter change in operating expenses by $1.0 million. Higher fringe benefit expenses, largely due to an increase in incentive-based compensation, were a major contributor to the operating expense increase for North American operations. The increase in expenses for Latin American operations reflected higher payroll and other expenses incurred to support the continued growth initiatives in that region.

Polymers

Polymers net sales for the first quarter of 2016 increased $4.5 million, or four percent, over net sales for the same period of 2015.  Sales volume increased 18 percent between quarters, which had a $19.3 million favorable effect on the quarter-over-quarter net sales change. Growth in North America and Europe accounted for the sales volume improvement. Lower selling prices and the effects of foreign currency translation negatively impacted the net sales change by $12.2 million and $2.6 million, respectively. Quarter-over-quarter raw material cost declines led to the decrease in selling prices. The foreign currency translation effect reflected a stronger U.S. dollar against the currencies of the segment’s foreign operations. A quarter-over-quarter comparison of net sales by region follows:

	For the Three Months Ended
(In thousands)	March 31, 2016	March 31, 2015	Increase (Decrease)	Percent Change
North America	$74,627	$70,918	$3,709	5
Europe	35,889	34,327	1,562	5
Asia and Other	3,382	4,119	(737)	-18
Total Polymers Segment	$113,898	$109,364	$4,534	4

Net sales for North American operations increased five percent. Sales volume increased 18 percent, which had a $12.7 million favorable effect on the quarter-over-quarter net sales change. Selling prices declined 11 percent, which offset the impact of higher sales volume by $9.0 million. Sales volume of polyols used in rigid foam applications increased 33 percent, while sales volume of specialty polyols was up one percent. New business and increased demand from existing customers led to the increase in polyol sales volume. The continued growth in polyols used in rigid foam insulation and insulated metal panels and a milder winter season contributed to the stronger polyol demand. Phthalic anhydride sales volume increased six percent as the result of new business and spot sales. The reduction in sales prices reflected decreases in the costs of major raw materials.

Net sales for European operations increased five percent. Sales volume improved 19 percent, which had a $6.6 million favorable effect on the quarter-over-quarter net sales change. The sales volume improvement was driven by new business and increased demand for polyols used in rigid foam insulation and insulated metal panels and for specialty polyols used in CASE applications. A mild winter season enabled steady construction activities that contributed to the strong polyol demand. The effect of higher sales volume was partially offset by the impacts of reduced selling prices ($2.8 million) and foreign currency translation ($2.2 million). The decline in selling prices reflected decreases in the costs of major raw materials.

Net sales for Asia and Other operations declined 18 percent quarter over quarter due primarily to the unfavorable effects of foreign currency translation and lower selling prices, which accounted for $0.4 million and $0.3 million, respectively, of the net sales decline. Sales volume declined less than one percent between quarters.

Polymers operating income for the first quarter of 2016 increased $7.4 million, or 50 percent, over operating income for the first quarter of last year. 2015 first quarter operating income included a $2.9 million gain from the sale of Company’s specialty polyurethane systems product line. Gross profit increased $11.4 million due to the 18 percent increase in sales volume and to the effects of lower raw material costs. Quarter-over-quarter comparisons of gross profit by region and total segment operating expenses and operating income follow:

	For the Three Months Ended
(In thousands)	March 31, 2016	March 31, 2015	Increase (Decrease)	Percent Change
Gross Profit
North America	$21,984	$12,737	$9,247	73
Europe	7,219	4,999	2,220	44
Asia and Other	360	419	(59)	-14
Polymers Segment Gross Profit	$29,563	$18,155	$11,408	63
Operating Expenses	7,366	6,232	1,134	18
Gain on Sale of Product Line	-	2,862	(2,862)	-100
Polymers Segment Operating Income	$22,197	$14,785	$7,412	50

Gross profit for North American operations increased 73 percent quarter over quarter.  The 18 percent increase in sales volume, the positive effects of lower raw material costs and a more favorable mix of sales all contributed to the improved gross profit. Raw material costs are expected to increase in the second quarter of 2016.

Gross profit for European operations increased 44 percent primarily due to the 19 percent increase in sales volume and to lower raw material costs. The unfavorable effects of foreign currency negatively impacted the quarter-over-quarter change in gross profit by $0.4 million.

The 14 percent decline in gross profit for Asia and Other operations was largely due to the unfavorable effects of foreign currency translation and start-up costs associated with the new China plant.

Operating expenses for the Polymers segment increased $1.1 million, or 18 percent, quarter over quarter. North American operations accounted for $0.9 million of the increase, as incentive-based compensation grew due to improved quarter-over-quarter profits.

Specialty Products

Net sales for the first quarter of 2016 increased $1.5 million, or seven percent, over net sales for the first quarter of 2015. A nine percent increase in sales volume drove the net sales improvement. The increased sales volume was primarily attributable to new business for food ingredient products. Operating income increased $0.1 million quarter over quarter. The impact of the increased food ingredient sales volume was offset by a less favorable mix of sales resulting from the timing of orders for certain products used in pharmaceutical and flavoring applications.

Corporate Expenses

Corporate expenses, which comprise deferred compensation and other operating expenses that are not allocated to the reportable segments, increased $1.6 million to $17.2 million for the first quarter of 2016 from $15.6 million for the first quarter of 2015. The increase was primarily attributable to increased expenses for deferred compensation ($1.1 million), fringe benefits ($1.0 million) and salaries ($0.4 million), partially offset by a decline in consulting fee expense ($1.2 million).

Deferred compensation expense was $2.7 million for the first quarter of 2016 compared to $1.6 million for the first quarter of 2015. The higher expense resulted from a $5.60 per share increase in the value of Company common stock in the first quarter of 2016 compared to a $1.58 per share increase for the first quarter of last year. The effect of the quarter-over-quarter increase in the value of Company common stock was partially offset by a 2016 first quarter decline in the value of mutual fund investments held for the plan compared to a 2015 first quarter increase. The following table presents the quarter-end Company common stock market prices used in the computation of deferred compensation expenses for the three months ended March 31, 2016 and 2015:

	2016	2015		2014
	March 31	December 31	March 31	December 31
Company Common Stock Price	$55.29	$49.69	$41.66	$40.08

The increase in fringe benefit expenses was principally the result of higher incentive-based compensation expenses precipitated by improved quarter-over-quarter Company financial results.

The contract with the consulting company advising on the Company’s DRIVE initiative expired at the end of 2015, which led to the quarter-over-quarter decline in consulting fee expense.

LIQUIDITY AND CAPITAL RESOURCES

For the quarter ended March 31, 2016, operating activities were a cash use of $2.1 million versus a cash source of $33.9 million for the comparable period in 2015. For the current year period, investing cash outflows totaled $22.5 million and financing activities were a use of $8.6 million. Cash and cash equivalents decreased by $30.5 million including a favorable exchange rate impact of $2.7 million.

Net income increased by $6.4 million versus the first quarter of 2015. Working capital was a use of $56.7 million versus a use of $2.6 million for the comparable year-ago period. Cash outflows for investing activities were down by $2.6 million year over year. Cash used in financing activities was up by $16.8 million in 2016 compared to the same period in 2015.

Year to date, accounts receivable were a use of $36.3 million compared to a use of $11.5 million for the comparable period in 2015. Inventories were a use of $5.3 million in 2016 versus a source of $5.0 million in 2015. Accounts payable and accrued liabilities were a use of $14.8 million in 2016 compared to a source of $5.6 million for the same period in 2015.

Working capital requirements were higher during the first three months of 2016, compared to the same period in 2015 due to higher sales quantities, increased inventory quantities and slower accounts receivable turnover, partially offset by lower sales prices and lower raw material prices.

The 2016 accounts receivable increase was driven by the combination of higher quarterly sales quantities and slower accounts receivable turnover. The year-to-date inventory increase is due to planned increases to support customer service levels partially offset by lower raw material prices. The Company has not changed its own payment practices related to its payables. It is management’s opinion that the Company’s liquidity is sufficient to provide for potential increases in working capital during 2016.

Cash outflows from investing activities for the first quarter of 2016 included capital expenditures of $19.3 million compared to $28.3 million for the comparable period last year. Other investing activities consumed $3.1 million in 2016 versus a source of $3.2 million in 2015.

For 2016, the Company estimates that capital expenditures will range from $115 million to $135 million including capacity expansions in the United States, China, Brazil and Poland.

The Company purchases its common shares in the open market from time to time to fund its own benefit plans and also to mitigate the dilutive effect of new shares issued under its benefit plans. The Company may also make open market repurchases as cash flows permit when, in management’s opinion, the Company’s shares are undervalued in the market. For the three months ended March 31, 2016, the Company purchased 17,982 shares in the open market at a total cost of $0.9 million.  At March 31, 2016, there were 743,782 shares remaining under the current share repurchase authorization.

As of March 31, 2016, the Company’s cash and cash equivalents totaled $145.7 million, including $54.9 million in two separate U.S. money market funds, each of which was rated AAA by Standard and Poor’s and Aaa by Moody’s. Cash in U.S. demand deposit accounts totaled $20.0 million and cash of the Company’s non-U.S. subsidiaries held outside the U.S. totaled $70.8 million at March 31, 2016.

Consolidated balance sheet debt decreased by $3.5 million for the current year, from $331.4 million to $327.9 million, primarily due to a $3.5 million decrease of foreign debt. Net debt (which is defined as total debt minus cash) increased by $27.0 million for the current year, from $155.2 million to $182.2 million. As of March 31, 2016, the ratio of total debt to total debt plus shareholders’ equity was 35.5 percent compared to 37.2 percent at December 31, 2015. As of March 31, 2016, the ratio of net debt to net debt plus shareholders’ equity was 23.4 percent, compared to 21.8 percent at December 31, 2015.

At March 31, 2016, the Company’s debt included $320.9 million of unsecured private placement loans with maturities ranging from 2016 through 2027. These loans are the Company’s primary source of long-term debt financing and are supplemented by bank credit facilities to meet short and medium-term needs.

The Company has a committed $125.0 million multi-currency syndicated revolving credit agreement. The credit agreement allows the Company to make unsecured borrowings, as requested from time to time, for working capital and other corporate purposes. This unsecured facility is the Company’s primary source of short-term borrowings and is committed through July 10, 2019, with terms and conditions that are substantially equivalent to those of the Company’s other U.S. loan agreements. As of March 31, 2016, the Company had outstanding letters of credit of $4.9 million under this agreement, and no borrowings, with $120.1 million remaining available. The Company anticipates that cash from operations, committed credit facilities and cash on hand will be sufficient to fund anticipated capital expenditures, working capital, dividends and other planned financial commitments for the foreseeable future.

Certain foreign subsidiaries of the Company maintain term loans and short-term bank lines of credit in their respective local currencies to meet working capital requirements as well as to fund capital expenditure programs and acquisitions. At March 31, 2016, the Company’s foreign subsidiaries had outstanding debt of $6.9 million.

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

4.

The Restricted Group may pay dividends and purchase treasury shares after December 31, 2013, in amounts of up to $100.0 million plus 100 percent of net income and cash proceeds of stock option exercises, measured cumulatively after June 30, 2014. The maximum amount of dividends that could have been paid within this limitation is disclosed as unrestricted retained earnings in Note 12 to the condensed consolidated financial statements.

The Company believes it was in compliance with all of its loan agreements as of March 31, 2016. Based on current projections, the Company believes it will be in compliance with its loan agreements throughout 2016.

ENVIRONMENTAL AND LEGAL MATTERS

The Company’s operations are subject to extensive federal, state and local environmental laws and regulations.  Although the Company's environmental policies and practices are designed to ensure compliance with these laws and regulations, future developments and increasingly stringent environmental regulation could require the Company to make additional environmental expenditures.  The Company will continue to invest in the equipment and facilities necessary to comply with existing and future regulations.  During the first three months of 2016 and 2015, the Company’s expenditures for capital projects related to the environment were $0.4 million and $0.3 million, respectively.  These projects are capitalized and depreciated over their estimated useful lives, which are typically 10 years.  Recurring costs associated with the operation and maintenance of facilities for waste treatment and disposal and managing environmental compliance in ongoing operations at the Company’s manufacturing locations were $5.5 million and $4.6 million for the three months ended March 31, 2016 and 2015, respectively.  While difficult to project, it is not anticipated that these recurring expenses will increase significantly in the future.

Over the years, the Company has received requests for information related to or has been named by the government as a potentially responsible party at a number of waste disposal sites where cleanup costs have been or may be incurred under CERCLA and similar state statutes.  In addition, damages are being claimed against the Company in general liability actions for alleged personal injury or property damage in the case of some disposal and plant sites.  The Company believes that it has made adequate provisions for the costs it may incur with respect to the sites.  It is the Company’s accounting policy to record liabilities when environmental assessments and/or remedial efforts are probable and the cost or range of possible costs can be reasonably estimated.  When no amount within the range is a better estimate than any other amount, the minimum is accrued.  Some of the factors on which the Company bases its estimates include information provided by feasibility studies, potentially responsible party negotiations and the development of remedial action plans.  After partial remediation payments at certain sites, the Company has estimated a range of possible environmental and legal losses of $21.8 million to $42.4 million at March 31, 2016, compared to $20.9 million to $41.4 million at December 31, 2015.  At March 31, 2016, and December 31, 2015, the Company's accrued liability for such losses, which represented the Company’s best estimate within the estimated range of possible environmental and legal losses, was $21.8 million and $20.9 million, respectively.  Cash outlays related to legal and environmental matters approximated $0.3 million for each of the three- month periods ended March 31, 2016 and 2015.

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

OUTLOOK

After a good first quarter, the Company remains optimistic about the balance of the year.  The business should continue to benefit from higher laundry volumes within the Surfactants segment and rigid polyol volumes within the Polymers segment.  Raw material costs are expected to rise which may compress margins.  The Company’s internal efficiency program should continue to deliver meaningful results.  Costs associated with a planned 30-day shutdown of the Company’s plant in Germany, decommissioning costs for the Company’s ethoxylation production in Canada and lower demand from reduced construction activity in China are expected to negatively impact the balance of 2016.  Overall, management believes earnings for the year should grow.

CRITICAL ACCOUNTING POLICIES

There have been no changes to the critical accounting policies disclosed in the Company’s 2015 Annual Report on Form 10-K.

RECONCILIATION OF NON-GAAP ADJUSTED NET INCOME AND EARNINGS PER SHARE

	Three Months Ended March 31
(In millions, except per share amounts; all amounts are net of taxes)	2016		2015
	Net Income	EPS	Net Income	EPS
Net Income Attributable to the Company as Reported	$27.7	$1.21	$21.3	$0.93

Deferred Compensation Expense	1.8	0.08	0.6	0.03
Environmental Remediation Expense	—	—	0.3	0.02
Gain on Divestiture of Product Line	—	—	(1.8)	(0.08)
Adjusted Net Income	$29.5	$1.29	$20.4	$0.90

The Company believes that certain non-GAAP measures, when presented in conjunction with comparable GAAP (Generally Accepted Accounting Principles) measures, are useful for evaluating the Company’s operating performance.  Internally, the Company uses this non-GAAP information as an indicator of business performance and evaluates management’s effectiveness with specific reference to these indicators.  These measures should be considered in addition to, not a substitute for or superior to, measures of financial performance prepared in accordance with GAAP.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the market risks disclosed in the Company’s 2015 Annual Report on Form 10-K.

Item 4 – Controls and Procedures

a.	Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures as of the end of the most recent fiscal quarter covered by this Form 10-Q, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) were effective as of March 31, 2016.

b.	Changes in Internal Control Over Financial Reporting

There were no changes in internal controls that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II OTHER INFORMATION

Item 1 – Legal Proceedings

There have been no material changes to the legal proceedings disclosed in the Company’s 2015 Annual Report on Form 10-K.

Item 1A – Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s 2015 Annual Report on Form 10-K.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January	2,146	(a)	$44.97	─	─
February	3,149	(a)	$44.16	─	─
March	17,982		$50.50	─	─

(a)

Represents shares of Company common stock tendered by employees to settle minimum statutory withholding taxes related to distributions of deferred performance stock awards and deferred incentive compensation.

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Mine Safety Disclosures

Not applicable

Item 5 – Other Information

None

Item 6 – Exhibits

(a)	Exhibit 31.1	–	Certification of President and Chief Executive Officer pursuant to Exchange Act Rule 13a- 14(a)/15d-14(a)

(b)	Exhibit 31.2	–	Certification of Vice President and Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)

(c)	Exhibit 32	–	Certification pursuant to 18 U.S.C. Section 1350

(d)	Exhibit 101.INS	–	XBRL Instance Document

(e)	Exhibit 101.SCH	–	XBRL Taxonomy Extension Schema Document

(f)	Exhibit 101.CAL	–	XBRL Taxonomy Extension Calculation Linkbase Document

(g)	Exhibit 101.DEF	–	XBRL Taxonomy Extension Definition Document

(h)	Exhibit 101.LAB	–	XBRL Taxonomy Extension Label Linkbase Document

(i)	Exhibit 101.PRE	–	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEPAN COMPANY

Date:  April 29, 2016

/s/ Scott D. Beamer
Scott D. Beamer
Vice President and Chief Financial Officer