Form 10-Q
period 2016-06-30
STEPAN CO
filed 2016-07-29
CIK 94049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

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

(Check one): Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes   ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 21, 2016
Common Stock, $1 par value	22,364,316 Shares

Part I FINANCIAL INFORMATION

Item 1 - Financial Statements

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Unaudited

(In thousands, except per share amounts)	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
Net Sales	$454,603	$452,414	$900,500	$912,865
Cost of Sales	361,672	372,902	714,070	756,911
Gross Profit	92,931	79,512	186,430	155,954
Operating Expenses:
Selling	14,572	14,265	28,262	27,262
Administrative (a)	17,692	17,482	36,392	35,244
Research, development and technical services	14,256	12,597	28,038	24,387
Deferred compensation expense (a)	2,434	6,573	5,154	8,150
	48,954	50,917	97,846	95,043

Gain on sale of product line	—	—	—	2,862
Business restructuring	(1,061)	—	(1,061)	—

Operating Income	42,916	28,595	87,523	63,773
Other Income (Expense):
Interest, net	(3,417)	(2,869)	(7,031)	(6,923)
Loss from equity in joint ventures (Note 16)	—	(1,815)	—	(3,055)
Other, net (Note 13)	(303)	235	(828)	887
	(3,720)	(4,449)	(7,859)	(9,091)

Income Before Provision for Income Taxes	39,196	24,146	79,664	54,682
Provision for Income Taxes	11,326	7,205	24,137	16,455
Net Income	27,870	16,941	55,527	38,227
Net Income Attributable to Noncontrolling Interests (Note 2)	(5)	(27)	(8)	(43)
Net Income Attributable to Stepan Company	$27,865	$16,914	$55,519	$38,184

Net Income Per Common Share Attributable to Stepan Company (Note 9):
Basic	$1.22	$0.74	$2.44	$1.68
Diluted	$1.21	$0.74	$2.42	$1.67

Shares Used to Compute Net Income Per Common Share Attributable to Stepan Company (Note 9):
Basic	22,760	22,742	22,746	22,731
Diluted	22,958	22,871	22,920	22,850

Dividends Declared Per Common Share	$0.19	$0.18	$0.38	$0.36

(a)

For the three and six months ended June 30, 2015, deferred compensation expense was included in the administrative expense line. The 2015 amounts have been classified separately to conform to the current year presentation.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited

(In thousands)	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
Net income	$27,870	$16,941	$55,527	$38,227
Other comprehensive income (loss):
Foreign currency translation adjustments (Note 10)	(2,692)	5,957	9,898	(19,195)
Pension liability adjustment, net of tax (Note 10)	565	750	1,129	1,499
Derivative instrument activity, net of tax (Note 10)	(6)	16	(27)	(26)
Other comprehensive income (loss)	(2,133)	6,723	11,000	(17,722)
Comprehensive income	25,737	23,664	66,527	20,505
Comprehensive (income) loss attributable to noncontrolling interests (Note 2)	39	(44)	25	(45)
Comprehensive income attributable to Stepan Company	$25,776	$23,620	$66,552	$20,460

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(In thousands)	June 30, 2016	December 31, 2015
Assets
Current Assets:
Cash and cash equivalents	$190,411	$176,143
Receivables, net	285,058	249,602
Inventories (Note 6)	180,651	170,424
Other current assets	23,219	23,404
Total current assets	679,339	619,573
Property, Plant and Equipment:
Cost	1,477,841	1,446,098
Less: accumulated depreciation	(914,231)	(890,635)
Property, plant and equipment, net	563,610	555,463
Goodwill, net	11,292	11,265
Other intangible assets, net	16,561	17,957
Long-term investments (Note 3)	21,225	20,910
Other non-current assets (Note 18)	12,448	13,224
Total assets	$1,304,475	$1,238,392
Liabilities and Equity
Current Liabilities:
Current maturities of long-term debt (Note 12)	$14,377	$18,806
Accounts payable	144,161	128,605
Accrued liabilities	83,720	95,833
Total current liabilities	242,258	243,244
Deferred income taxes	15,314	9,455
Long-term debt, less current maturities (Note 12 and 18)	306,980	312,548
Other non-current liabilities	119,664	114,761
Commitments and Contingencies (Note 7)
Equity:
Common stock, $1 par value; authorized 60,000,000 shares; Issued shares 25,792,832 in 2016 and 25,709,391 shares in 2015	25,793	25,709
Additional paid-in capital	150,834	144,601
Accumulated other comprehensive loss (Note 10)	(114,055)	(125,088)
Retained earnings	627,250	580,208
Less: Common treasury stock, at cost, 3,470,084 shares in 2016 and 3,428,541 shares in 2015	(70,938)	(68,446)
Total Stepan Company stockholders’ equity	618,884	556,984
Noncontrolling interests (Note 2)	1,375	1,400
Total equity	620,259	558,384
Total liabilities and equity	$1,304,475	$1,238,392

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(In thousands)	Six Months Ended June 30
	2016	2015
Cash Flows From Operating Activities
Net income	$55,527	$38,227
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,453	32,859
Deferred compensation	5,154	8,150
Realized and unrealized losses (gains) on long-term investments	205	(642)
Stock-based compensation	4,448	3,162
Deferred income taxes	6,146	(1,953)
Other non-cash items	1,165	508
Changes in assets and liabilities:
Receivables, net	(33,586)	(679)
Inventories	(8,664)	(245)
Other current assets	335	(2,438)
Accounts payable and accrued liabilities	8,586	3,386
Pension liabilities	365	358
Environmental and legal liabilities	767	(1,408)
Deferred revenues	(564)	(781)
Excess tax benefit from stock options and awards	(893)	(236)
Net Cash Provided By Operating Activities	75,444	78,268
Cash Flows From Investing Activities
Expenditures for property, plant and equipment	(40,696)	(54,021)
Business acquisition (Note 17)	—	(5,133)
Proceeds from sale of product line (Note14)	—	3,262
Other, net	(3,533)	(1,746)
Net Cash Used In Investing Activities	(44,229)	(57,638)
Cash Flows From Financing Activities
Revolving debt and bank overdrafts, net	(3,971)	(9,435)
Other debt repayments	(6,033)	(2,503)
Dividends paid	(8,477)	(8,061)
Company stock repurchased	(2,408)	—
Stock option exercises	1,351	359
Excess tax benefit from stock options and awards	893	236
Other, net	(235)	(275)
Net Cash Used In Financing Activities	(18,880)	(19,679)
Effect of Exchange Rate Changes on Cash	1,933	(3,801)
Net Increase (Decrease) in Cash and Cash Equivalents	14,268	(2,850)
Cash and Cash Equivalents at Beginning of Period	176,143	85,215
Cash and Cash Equivalents at End of Period	$190,411	$82,365
Supplemental Cash Flow Information
Cash payments of income taxes, net of refunds	$11,074	$6,873
Cash payments of interest	$7,442	$6,046

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

Unaudited

1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements included herein have been prepared by Stepan Company (Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate and make the information presented not misleading.  In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company’s financial position as of June 30, 2016, and its results of operations for the three and six months ended June 30, 2016 and 2015, and cash flows for the six months ended June 30, 2016 and 2015, have been included.  These financial statements and related footnotes should be read in conjunction with the financial statements and related footnotes included in the Company’s 2015 Form 10-K.

2.	RECONCILIATIONS OF EQUITY

Below are reconciliations of total equity, Company equity and equity attributable to noncontrolling interests for the six months ended June 30, 2016 and 2015:

(In thousands)	Total Equity	Stepan Company Equity	Noncontrolling Interests’ Equity (3)
Balance at January 1, 2016	$558,384	$556,984	$1,400
Net income	55,527	55,519	8
Dividends	(8,477)	(8,477)	—
Common stock purchases (1)	(2,643)	(2,643)	—
Stock option exercises	1,351	1,351	—
Defined benefit pension adjustments, net of tax	1,129	1,129	—
Translation adjustments	9,898	9,931	(33)
Derivative instrument activity, net of tax	(27)	(27)	—
Other (2)	5,117	5,117	—
Balance at June 30, 2016	$620,259	$618,884	$1,375

(In thousands)	Total Equity	Stepan Company Equity	Noncontrolling Interests’ Equity (3)
Balance at January 1, 2015	$536,944	$535,546	$1,398
Net income	38,227	38,184	43
Dividends	(8,061)	(8,061)	—
Common stock purchases (1)	(273)	(273)	—
Stock option exercises	359	359	—
Defined benefit pension adjustments, net of tax	1,499	1,499	—
Translation adjustments	(19,195)	(19,197)	2
Derivative instrument activity, net of tax	(26)	(26)	—
Other (2)	2,488	2,488	—
Balance at June 30, 2015	$551,962	$550,519	$1,443
(1)

Includes the value of Company shares purchased in the open market and the value of Company common shares tendered by employees to settle minimum statutory withholding taxes related to the receipt of performance awards and deferred compensation distributions.

(2)	Primarily comprised of activity related to stock-based compensation, deferred compensation and the related excess tax benefits.
(3)	Reflects the noncontrolling interest in the Company’s China joint venture.

3.	FAIR VALUE MEASUREMENTS

The following describe the financial instruments held by the Company at June 30, 2016, and December 31, 2015, and the methods and assumptions used to estimate the instruments’ fair values:

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

At June 30, 2016, and December 31, 2015, the fair values of debt and the related carrying values, including current maturities, were as follows (the fair value and carrying value amounts are shown without regard to unamortized debt issuance costs):

(In thousands)	June 30, 2016	December 31, 2015
Fair value	$333,229	$331,183
Carrying value	322,550	332,623

The following tables present financial assets and liabilities measured on a recurring basis at fair value as of June 30, 2016, and December 31, 2015, and the level within the fair value hierarchy in which the fair value measurements fall:

(In thousands)	June 2016	Level 1	Level 2	Level 3
Mutual fund assets	$21,225	$21,225	$—	$—
Derivative assets:
Foreign currency contracts	339	—	339	—
Total assets at fair value	$21,564	$21,225	$339	$—
Derivative liabilities:
Foreign currency contracts	$591	$—	$591	$—
Interest rate contracts	86	—	86	—
Total liabilities at fair value	$677	$—	$677	$—

(In thousands)	December 2015	Level 1	Level 2	Level 3
Mutual fund assets	$20,910	$20,910	$—	$—
Derivative assets:
Foreign currency contracts	112	—	112	—
Total assets at fair value	$21,022	$20,910	$112	$—
Derivative liabilities :
Foreign currency contracts	$305	$—	$305	$—
Interest rate contracts	53	—	53	—
Total liabilities at fair value	$358	$—	$358	$—

4.	DERIVATIVE INSTRUMENTS

The Company is exposed to certain risks relating to its ongoing business operations. The primary risk managed by the use of derivative instruments is foreign currency exchange risk.  The Company holds forward foreign currency exchange contracts that are not designated as any type of accounting hedge as defined by U.S. GAAP.  The Company uses these contracts to manage its exposure to exchange rate fluctuations on certain Company subsidiary cash, accounts receivable, accounts payable and other obligation balances that are denominated in currencies other than the entities’ functional currencies. The forward foreign exchange contracts are recognized on the balance sheet as either an asset or a liability measured at fair value. Gains and losses arising from recording the foreign exchange contracts at fair value are reported in earnings as offsets to the losses and gains reported in earnings arising from the re-measurement of the asset and liability balances into the applicable functional currencies. At June 30, 2016, and December 31, 2015, the Company had open forward foreign currency exchange contracts, all with settlement dates of approximately one month, to buy or sell foreign currencies with U.S. dollar equivalent amounts of $35,754,000 and $31,194,000, respectively.

The Company is exposed to volatility in short-term interest rates and mitigates certain portions of that risk by using interest rate swaps.  The interest rate swaps are recognized on the balance sheet as either an asset or a liability measured at fair value.  The Company held interest rate swap contracts with notional values of $3,491,000 at June 30, 2016, and $3,724,000 at December 31, 2015. The contracts were designated as cash flow hedges. Period-to-period changes in the fair value of interest rate swap contracts are recognized as gains or losses in other comprehensive income, to the extent effective.  As each interest rate swap hedge contract is settled, the corresponding gain or loss is reclassified out of accumulated other comprehensive income (AOCI) into earnings in that settlement period. The latest date through which the Company expects to hedge its exposure to the volatility of short-term interest rates is December 1, 2021.

The fair values of the derivative instruments held by the Company on June 30, 2016, and December 31, 2015, are disclosed in Note 3. Derivative instrument gains and losses for the three- and six-month periods ending June 30, 2016 and 2015, were immaterial.  For amounts reclassified out of AOCI into earnings for the three- and six-month periods ended June 30, 2016 and 2015, see Note 10.

5.	STOCK-BASED COMPENSATION

On June 30, 2016, the Company had stock options outstanding under its 2006 Incentive Compensation Plan and stock options, stock awards and stock appreciation rights (SARs) outstanding under its 2011 Incentive Compensation Plan.

Compensation expense recorded for all stock options, stock awards and SARs was as follows:

(In thousands)
Three Months Ended June 30		Six Months Ended June 30
2016	2015	2016	2015
$2,025	$2,364	$4,448	$3,162

The increase in stock-based compensation expense between the six-month periods ended June 30, 2016 and 2015, was primarily attributable to increased compensation related to performance awards. The increase resulted from management’s assessment that the profitability performance metrics for certain grants would be achieved at greater levels than previously estimated.

Unrecognized compensation costs for stock options, stock awards and SARs were as follows:

(In thousands)	June 30, 2016	December 31, 2015
Stock options	$1,564	$784
Stock awards	5,704	3,396
SARs	3,260	1,644

The increases in unrecognized compensation costs for stock options, stock awards and SARs reflected the 2016 grants of:

Shares
Stock options	104,226
Stock awards (at target)	72,997
SARs	214,164

The unrecognized compensation costs at June 30, 2016, are expected to be recognized over weighted-average periods of 1.4 years, 2.1 years and 1.4 years for stock options, stock awards and SARs, respectively.

6.	INVENTORIES

The composition of inventories was as follows:

(In thousands)	June 30, 2016	December 31, 2015
Finished goods	$129,734	$124,481
Raw materials	50,917	45,943
Total inventories	$180,651	$170,424

Inventories are priced primarily using the last-in, first-out inventory valuation method.  If the first-in, first-out inventory valuation method had been used for all inventories, total inventory balances would have been approximately $25,863,000 and $18,171,000 higher than reported at June 30, 2016, and December 31, 2015, respectively.

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

As of June 30, 2016, the Company estimated a range of possible environmental and legal losses of $21.7 million to $42.4 million.  At June 30, 2016, and December 31, 2015, the Company’s accrued liability for such losses, which represented the Company’s best estimate within the estimated range of possible environmental and legal losses, was $21.7 million and $20.9  million, respectively. During the first six months of 2016 and 2015, cash outlays related to legal and environmental matters approximated $0.6 and $1.9 million, respectively.

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

Following are summaries of the material contingencies at June 30, 2016:

Maywood, New Jersey Site

The Company’s property in Maywood, New Jersey and property formerly owned by the Company adjacent to its current site and other nearby properties (Maywood site) were listed on the National Priorities List in September 1993 pursuant to the provisions of CERCLA because of certain alleged chemical contamination.  Pursuant to an Administrative Order on Consent entered into between United States Environmental Protection Agency (USEPA) and the Company for property formerly owned by the Company, and the issuance of an order by USEPA to the Company for property currently owned by the Company, the Company has completed various Remedial Investigation Feasibility Studies, and on September 24, 2014, USEPA issued its Record of Decision (ROD) for chemically-contaminated soil. USEPA has not yet issued a ROD for chemically-contaminated groundwater for the Maywood site. Based on the most current information available, the Company believes its recorded liability represents its best estimate of the cost of remediation for the Maywood site. The best estimate of the cost of remediation for the Maywood site could change as the Company continues to hold discussions with USEPA, as the design of the remedial action progresses or if other PRPs are identified. The ultimate amount for which the Company is liable could differ from the Company’s current recorded liability.

In April 2015, the Company entered into an Administrative Settlement Agreement and Administrative Order on Consent with USEPA which requires payment of certain costs and performance of certain investigative and design work for chemically-contaminated soil.  Based on the Company’s review and analysis of this order, no changes to the Company’s recorded liability for claims associated with soil remediation of chemical contamination were required.

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

D’Imperio Property Site

During the mid-1970’s, Jerome Lightman and the Lightman Drum Company disposed of hazardous substances at several sites in New Jersey.  The Company was named as a PRP in the case United States v. Lightman (1:92-cv-4710 D.N.J.), which involved the D’Imperio Property Site located in New Jersey.  In 2016, the PRPs were provided with updated remediation cost estimates which were considered in the Company’s determination of its range of estimated possible losses and liability balance.  The change in range of possible losses and liability balance were immaterial.  Remediation work is continuing at this site.  Based on current information, the Company believes that its recorded liability for claims associated with the D’Imperio site is adequate.  However, actual costs could differ from current estimates.

Wilmington Site

The Company is currently contractually obligated to contribute to the response costs associated with the Company’s formerly-owned site at 51 Eames Street, Wilmington, Massachusetts.  Remediation at this site is being managed by its current owner to whom the Company sold the property in 1980.  Under the agreement, once total site remediation costs exceed certain levels, the Company is obligated to contribute up to five percent of future response costs associated with this site with no limitation on the ultimate amount of contributions. To date, the Company has paid the current owner $2.5 million for the Company’s portion of environmental response costs. The Company has recorded a liability for its portion of the estimated remediation costs for the site.  Depending on the ultimate cost of the remediation at this site, the amount for which the Company is liable could differ from the current estimates.

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

Mexico Value-Added Tax

In the first quarter of 2015, during an examination of the 2009 and 2010 financial records of the Company’s Mexico subsidiary, local tax authority auditors determined that the Company’s treatment of value-added tax (VAT) for purchase transactions with a certain vendor was incorrect. As a result, the tax authorities concluded that the Company owed past VAT from 2009-2010 along with assessed inflation, penalty and interest charges. Consequently, the Company recorded a liability and corresponding income statement charge for the VAT inflation, penalty and interest charges. The liability included the 2009–2010 assessment of inflation, penalty and interest charges plus an estimated amount for the potential exposure for 2011– 014. The amount recorded was not material to the Company’s results of operations. No charge was recorded for the past unpaid VAT because the Company believes the amount will be recoverable through the normal VAT process. No exposure for years after 2014 exists as the Company remedied the underlying issue that led to the tax authorities’ determination.  In February 2016, the Company reached agreement with Mexico’s tax authorities on the amount of inflation, penalty and interest charged for the 2009 and 2010 years under audit.  No significant adjustments were required to the previously recorded liability.  Depending on the outcomes of future negotiations with Mexico tax authorities regarding the years 2011-2014 and the actual amount of the past VAT that is recovered by the Company, the final actual settlement could differ from the current recorded liability.

8.	POSTRETIREMENT BENEFIT PLANS

Defined Benefit Pension Plans

The Company sponsors various funded qualified and unfunded non-qualified defined benefit pension plans, the most significant of which cover employees in the U.S. and U.K. locations.  The U.S. and U.K. defined benefit pension plans are frozen and service benefits are no longer being accrued.

Components of Net Periodic Benefit Cost

	UNITED STATES
(In thousands)	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
Interest cost	$1,730	$1,702	$3,459	$3,403
Expected return on plan assets	(2,254)	(2,393)	(4,508)	(4,786)
Amortization of net actuarial loss	882	1,149	1,764	2,298
Net periodic benefit cost	$358	$458	$715	$915

	UNITED KINGDOM
(In thousands)	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
Interest cost	$194	$198	$387	$393
Expected return on plan assets	(238)	(265)	(476)	(527)
Amortization of net actuarial loss	20	46	40	91
Net periodic benefit (income) cost	$(24)	$(21)	$(49)	$(43)

Employer Contributions

U.S. Plans

As a result of pension funding relief provisions included in the Highway and Transportation Funding Act of 2014, the Company expects to make no 2016 contributions to the funded U.S. qualified defined benefit plans. Approximately, $178,000 is expected to be paid related to the unfunded non-qualified plans in 2016.  As of June 30, 2016, $133,000 had been paid related to the non-qualified plans in 2016.

U.K. Plan

The Company’s United Kingdom subsidiary expects to contribute approximately $361,000 to its defined benefit pension plan in 2016.  As of June 30, 2016, $176,000 had been contributed to the plan in 2016.

Defined Contribution Plans

The Company sponsors retirement savings defined contribution plans that cover U.S. and U.K. employees. The Company also sponsors a qualified profit sharing plan for its U.S. employees. The retirement savings and profit sharing defined contribution plans include a qualified plan and a non-qualified supplemental executive plan.

Defined contribution plan expenses for the Company’s retirement savings and profit sharing plans were as follows:

(In thousands)	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
Retirement savings plans	$1,254	$1,136	$2,545	$2,320
Profit sharing plan	1,786	1,211	3,503	2,191
Total defined contribution expense	$3,040	$2,347	$6,048	$4,511

The Company funds the obligations of its non-qualified supplemental executive defined contribution plans (supplemental plans) through a rabbi trust. The trust comprises various mutual fund investments selected by the participants of the supplemental plans. In accordance with the accounting guidance for rabbi trust arrangements, the assets of the trust and the obligations of the supplemental plans are reported on the Company’s consolidated balance sheets.  The Company elected the fair value option for the mutual fund investment assets so that offsetting changes in the mutual fund values and defined contribution plan obligations would be recorded in earnings in the same period. Therefore, the mutual funds are reported at fair value with any subsequent changes in fair value recorded in the consolidated statements of income. The liabilities related to the supplemental plans increase (i.e., supplemental plan expense is recognized) when the value of the trust assets appreciates and decrease when the value of the trust assets declines (i.e., supplemental plan income is recognized). At June 30, 2016, the balance of the trust assets was $1,753,000, which equaled the balance of the supplemental plan liabilities (see the long-term investments section in Note 3 for further information regarding the Company’s mutual fund assets).

9.	EARNINGS PER SHARE

Below are the computations of basic and diluted earnings per share for the three and six months ended June 30, 2016 and 2015:

(In thousands, except per share amounts)	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
Computation of Basic Earnings per Share
Net income attributable to Stepan Company	$27,865	$16,914	$55,519	$38,184
Weighted-average number of common shares outstanding	22,760	22,742	22,746	22,731
Basic earnings per share	$1.22	$0.74	$2.44	$1.68

Computation of Diluted Earnings per Share
Net income attributable to Stepan Company	$27,865	$16,914	$55,519	$38,184
Weighted-average number of shares outstanding	22,760	22,742	22,746	22,731
Add weighted-average net shares issuable from assumed exercise of options (under treasury stock method) (1)	125	127	119	116
Add weighted-average net shares related to unvested stock awards (under treasury stock method)	5	2	5	3
Add weighted-average net shares from assumed exercise of SARS (under treasury stock method)	38	—	23	—
Add weighted-average contingently issuable net shares related to performance stock awards (under treasury stock method)	30	—	27	—
Weighted-average shares applicable to diluted earnings	22,958	22,871	22,920	22,850
Diluted earnings per share	$1.21	$0.74	$2.42	$1.67

(1) Options to purchase 85,243 and 87,430 shares of Company common stock were excluded from the computations of diluted earnings per share for the three and six months ended June 30, 2016, respectively. Options to purchase 91,678 and 158,888 shares of Company common stock were excluded from the computations of diluted earnings per share for the three and six months ended June 30, 2015, respectively. The options’ exercise prices were greater than the average market price for the common stock and their effect would have been antidilutive.

10.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Below are the changes in the Company’s accumulated other comprehensive income (loss) (AOCI) balances by component (net of income taxes) for the three and six months ended June 30, 2015 and 2016:

(In thousands)	Foreign Currency Translation Adjustments	Defined Benefit Pension Plan Adjustments	Cash Flow Hedge Adjustments	Total
Balance at March 31, 2015	$(68,051)	$(40,400)	$76	$(108,375)
Other comprehensive income before reclassifications	5,940	—	16	5,956
Amounts reclassified from AOCI	—	750	—	750
Net current-period other comprehensive income	5,940	750	16	6,706
Balance at June 30, 2015	$(62,111)	$(39,650)	$92	$(101,669)

Balance at March 31, 2016	$(75,758)	$(36,261)	$53	$(111,966)
Other comprehensive income before reclassifications	(2,648)	—	(9)	(2,657)
Amounts reclassified from AOCI	—	565	3	568
Net current-period other comprehensive income	(2,648)	565	(6)	(2,089)
Balance at June 30, 2016	$(78,406)	$(35,696)	$47	$(114,055)

Balance at December 31, 2014	$(42,914)	$(41,149)	$118	$(83,945)
Other comprehensive income before reclassifications	(19,197)	—	(27)	$(19,224)
Amounts reclassified from AOCI	—	1,499	1	$1,500
Net current-period other comprehensive income	(19,197)	1,499	(26)	(17,724)
Balance at June 30, 2015	$(62,111)	$(39,650)	$92	$(101,669)

Balance at December 31, 2015	$(88,337)	$(36,825)	$74	$(125,088)
Other comprehensive income before reclassifications	9,931	—	(32)	9,899
Amounts reclassified from AOCI	—	1,129	5	1,134
Net current-period other comprehensive income	9,931	1,129	(27)	11,033
Balance at June 30, 2016	$(78,406)	$(35,696)	$47	$(114,055)

Information regarding the reclassifications out of AOCI for the three and six months ended June 30, 2016 and 2015, is displayed below:

(In thousands)	Amount Reclassified from AOCI (a)
AOCI Components	Three Months Ended June 30		Six Months Ended June 30		Affected Line Item in Consolidated Statements of Income
	2016	2015	2016	2015
Amortization of defined benefit pension actuarial losses	$(902)	$(1,195)	$(1,804)	$(2,389)	(b)
	337	445	675	890	Tax benefit
	$(565)	$(750)	$(1,129)	$(1,499)	Net of tax
Gains and losses on cash flow hedges:
Interest rate contracts	$(7)	$(5)	$(13)	$(10)	Interest, net
Foreign exchange contracts	2	3	4	5	Cost of sales
	(5)	(2)	(9)	(5)	Total before tax
	2	2	4	4	Tax benefit
	$(3)	$-	$(5)	$(1)	Net of tax
Total reclassifications for the period	$(568)	$(750)	$(1,134)	$(1,500)	Net of tax

(a)	Amounts in parentheses denote expense to statement of income.
(b)	This component of accumulated other comprehensive income is included in the computation of net periodic benefit cost (see Note 8 for additional details).

11.	SEGMENT REPORTING

The Company has three reportable segments: Surfactants, Polymers and Specialty Products.  Net sales by segment for the three and six months ended June 30, 2016 and 2015, were as follows:

(In thousands)	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
Segment Net Sales
Surfactants	$298,587	$299,743	$608,547	$630,294
Polymers	134,498	133,613	248,396	242,977
Specialty Products	21,518	19,058	43,557	39,594
Total	$454,603	$452,414	$900,500	$912,865

Segment operating income and reconciliations of segment operating income to consolidated income before income taxes for the three and six months ended June 30, 2016 and 2015, are summarized below:

(In thousands)	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
Segment Operating Income
Surfactants	$27,232	$24,232	$64,477	$57,996
Polymers	30,994	23,429	53,191	38,214
Specialty Products	1,788	1,522	4,121	3,766
Segment operating income	60,014	49,183	121,789	99,976
Business restructuring	(1,061)	—	(1,061)	—
Unallocated corporate expenses (1)	(16,037)	(20,588)	(33,205)	(36,203)
Consolidated operating income	42,916	28,595	87,523	63,773
Interest expense, net	(3,417)	(2,869)	(7,031)	(6,923)
Loss from equity in joint ventures	—	(1,815)	—	(3,055)
Other, net	(303)	235	(828)	887
Consolidated income before income taxes	$39,196	$24,146	$79,664	$54,682

(1)

Unallocated corporate expenses primarily comprise corporate administrative expenses (e.g., corporate finance, legal, human resources, information systems, deferred compensation and environmental remediation) that are not included in segment operating income and not used to evaluate segment performance.

12.	DEBT

At June 30, 2016, and December 31, 2015, debt comprised the following:

(In thousands)	Maturity Dates	June 30, 2016	December 31, 2015
Unsecured private placement notes
3.95% (net of unamortized debt issuance cost of $366 and $383 for 2016 and 2015, respectively)	2021-2027	$99,634	$99,617
3.86% (net of unamortized debt issuance cost of $417 and $440 for 2016 and 2015, respectively)	2019-2025	99,583	99,560
4.86% (net of unamortized debt issuance cost of $244 and $260 for 2016 and 2015, respectively)	2017-2023	64,756	64,740
5.88% (net of unamortized debt issuance cost of $129 and $140 for 2016 and 2015, respectively)	2016-2022	34,157	39,860
5.69% (net of unamortized debt issuance cost of $38 and $46 for 2016 and 2015, respectively)	2016-2018	17,104	17,096
Unsecured U.S. Bank Debt	2019		—
Debt of foreign subsidiaries
Unsecured bank debt, foreign currency	2016	151	4,810
Unsecured bank term loan, foreign currency	2021	3,491	3,724
Secured bank debt, foreign currency	2016	2,481	1,947
Total debt		$321,357	$331,354
Less current maturities		14,377	18,806
Long-term debt		$306,980	$312,548

The Company has a committed $125,000,000 multi-currency revolving credit agreement that expires in July 2019.  The Company maintains standby letters of credit under its workers’ compensation insurance agreements and for other purposes, as needed from time to time, which are issued under the revolving credit agreement. As of June 30, 2016, the Company had outstanding letters of credit totaling $4,927,000 and no outstanding borrowing under the revolving credit agreement. There was $120,073,000 available under the revolving credit agreement as of June 30, 2016.

The various loan agreements contain provisions which, among others, require maintenance of certain financial ratios and place limitations on additional debt, investments and payment of dividends. Based on the loan agreement provisions that place limitations on dividend payments, unrestricted retained earnings (i.e., retained earnings available for dividend distribution) were $146,434,000 and $119,891,000 at June 30, 2016 and December 31, 2015, respectively.

Net debt (which is defined as total debt minus cash) was $130,946,000 at June 30, 2016 compared to $155,211,000 at December 31, 2015.

13.	OTHER, NET

Other, net in the consolidated statements of income included the following:

(In thousands)	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
Foreign exchange gain (loss)	$(464)	$101	$(775)	$99
Investment income	60	23	152	146
Realized and unrealized gains (loss) on investments	101	111	(205)	642
Other, net	$(303)	$235	$(828)	$887

14.	SALE OF PRODUCT LINE

In January 2015, the Company sold its specialty polyurethane systems product line (kits) to J6 Polymers, LLC (J6) for cash of $3,262,000. Kits were a part of the Company’s Polymers segment. The sale of kits included inventory, customer and supplier lists, formulations, manufacturing procedures and all other intellectual property associated with the manufacturing and selling of kits. As a result of the sale, Company operating income for the six months ended June 30, 2015, included a pretax gain of $2,862,000. The gain was attributed to the Polymer segment. J6 is a business wholly-owned and operated by members of the immediate family of Robert J. Wood, a former Company executive who retired from the Company in April 2014. Mr. Wood is a managing member of J6.

15.	BUSINESS RESTRUCTURING

In May 2016, the Company announced plans to shut down its Longford Mills, Canada, facility, a part of the Surfactants reportable segment, by the end of 2016. Execution of this plan will result in a workforce reduction of approximately 30 employees.  Production of goods currently manufactured at the Longford Mill’s facility will be moved to other Company North American production sites. The plant closure is expected to enable the Company to improve its asset utilization in North America and to further reduce the Company’s fixed cost base. For the three and six months ended June 30, 2016, the Company recognized $1,061,000 of restructuring expenses, all of which related to employee termination costs. Additional plant closure costs, including decommissioning, are estimated to be $3,000,000 and are expected to be recognized as incurred in the final half of 2016. Earlier in the year, the Company announced the discontinuation of ethoxylation production at the site in the first quarter of 2016.

In addition to the restructuring costs, the Company reduced the useful lives of the manufacturing assets in the Longford Mills plant. As a result, the Company recognized $843,000 and $1,927,000 of additional depreciation expense for the three and six months ended June 30, 2016, respectively (including first quarter depreciation of $1,084,000 related to the ethoxylation assets). The expense was included in the cost of sales line of the consolidated statements of income. The change in the useful lives of the assets will add about $2,600,000 of depreciation expense in the second half of 2016.

16.	TIORCO, LLC JOINT VENTURE

In October 2015, the Company and its partner, Nalco Company (a subsidiary of Ecolab Inc.), made the decision to dissolve their equally owned and operated TIORCO, LLC (TIORCO) enhanced oil recovery joint venture. As a result of the dissolution, TIORCO incurred fourth quarter 2015 exit costs, for which the Company recorded its share in the three- and twelve-month periods ended December 31, 2015. The Company made a final cash investment of $2,900,000 to TIORCO during the three-month period ended March 31, 2016, to fund the exit costs and other final cash requirements for dissolving the joint venture. The additional funding did not materially differ from the exit costs recorded as of December 31, 2015. Legal dissolution of TIORCO is finalized.

17.	ACQUISITION

On June 15, 2015, the Company acquired Procter & Gamble do Brasil S.A.’s sulfonation production facility in Bahia, Brazil for cash of $5,133,000. The facility, which is located in northeastern Brazil, has 30,000 metric tons of surfactants capacity. The acquisition was accounted for as a business combination and, accordingly, the assets acquired and liabilities assumed as part of the acquisition were measured and recorded at their estimated fair values. The purchase included property, plant and equipment valued at $6,007,000 and the assumption of liabilities valued at $874,000.  No intangibles or goodwill were acquired in the business combination. The purchase price allocation is final, and no allocation adjustments were made to the amounts recorded at the acquisition date. Other acquisition-related expenses were not material. The acquired business is included in the Company’s Surfactants segment.

18.	RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The new update was later amended by ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. In addition, the ASU requires expanded disclosures about revenue recognition that enable the users of the financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. ASU No. 2014-09 supersedes most of the previous revenue recognition guidance. For public entities, the new guidance, as amended, is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. An entity may use either a full retrospective or a modified retrospective approach to adopt the requirements of the new standard. The Company continues the process of determining the effects, if any, that adoption of ASU No. 2014-09 will have on Company financial position, results of operations and cash flows.

In January 2015, the FASB issued ASU No. 2015-01, Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, which amends Subtopic 225-20, Income Statement – Extraordinary and Unusual Items, of the Accounting Standards Codification. The update, which is part of FASB’s initiative to reduce complexity of accounting standards, eliminates the US GAAP concept of extraordinary items. The amendments in this update were effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Adoption of this ASU did not have an effect on the Company’s financial position, results of operations or cash flows.

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

In March 2016, the FASB issued ASU No. 2016-9, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The ASU was issued to simplify various facets of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements. The new guidance also addresses the classifications of certain share-based payment transactions in the statement of cash flows. For public business entities, ASU No. 2016-9 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted, but all of the amendments in the update must be adopted in the same period. The Company is assessing the impact that adoption of ASU No. 2016-9 will have on its financial position, results of operations and cash flows.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Statements, which amends the guidance for the impairment of financial instruments and is expected to result in more timely recognition of impairment losses. The update introduces an impairment model referred to as the current expected credit loss (CECL) model. The impairment model is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses. The ASU is also intended to reduce the complexity of the current guidance by decreasing the number of credit impairment models that entities use to account for debt instruments. For public business entities that are SEC filers, the amendments in ASU No. 2016-13 are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Entities may adopt the amendments in this update earlier as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is assessing the impact that adoption of ASU No. 2016-13 will have on its financial position, results of operations and cash flows.

19.	SUBSEQUENT EVENT

On July 20, 2016, the Company reported that its subsidiary in Brazil reached an agreement with Tebras Tensoativos do Brazil Ltda. (Tebras) to acquire their commercial business and with PBC Industria Quimica Ltda. (PBC) to acquire their sulfonation production facility.  The combined entities have annual sales of approximately $32,000,000 dollars, 25,000 metric tons of sulfonation capacity and a large, diverse customer portfolio. The transaction is subject to customary closing conditions and is projected to close in the fourth quarter of 2016.  The acquisition of Tebras and PBC, which will be included in the Company’s Surfactants segment, is expected to expand and diversify the Company’s customer base for sulfonated products in Brazil and to provide an opportunity to sell the Company’s broader surfactant portfolio to over 1,200 new customers who will benefit from the Company’s technical service and formulation support. The transaction is expected to have minimal impact on the Company’s 2016 financial results.

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

Overview

The Company produces and sells intermediate chemicals that are used in a wide variety of applications worldwide. The overall business comprises three reportable segments:

•

Surfactants – Surfactants, which accounted for 67 percent of consolidated net sales for the first half of 2016, are principal ingredients in consumer and industrial cleaning products such as detergents for washing clothes, dishes, carpets, floors and walls, as well as shampoos and body washes. Other applications include fabric softeners, germicidal quaternary compounds, lubricating ingredients, emulsifiers for spreading agricultural products and industrial applications such as latex systems, plastics and composites. Surfactants are manufactured at six North American sites (five in the U.S. and one in Canada), three European sites (United Kingdom, France and Germany), four Latin American sites (Mexico, Colombia and two sites in Brazil) and two Asian sites (Philippines and Singapore). The Company announced plans to shut down its production facility in Canada by the end of 2016. See the ‘Business Restructuring’ discussion that follows for additional information about the plant closure. Prior to 2016, the Company also held a 50 percent ownership interest in a joint venture, TIORCO, LLC (TIORCO), that marketed chemical solutions for enhanced oil recovery (EOR). The joint venture was accounted for under the equity method, and its financial results were excluded from surfactant segment operating results. In October 2015, the Company and its partner, Nalco Company (a subsidiary of Ecolab Inc.), made the decision to dissolve TIORCO. No business activities have been conducted since the fourth quarter of 2015. Legal dissolution of TIORCO is finalized.

•

Polymers – Polymers, which accounted for 28 percent of consolidated net sales for the first half of 2016, include polyurethane polyols, polyester resins and phthalic anhydride.  Polyurethane polyols are used in the manufacture of rigid foam for thermal insulation in the construction industry and are also a base raw material for coatings, adhesives, sealants and elastomers (collectively CASE products) and flexible foams. Polyester resins, which include liquid and powdered products, are used in CASE and polyurethane systems house applications. CASE, polyester resins and flexible foam are collectively referred to as specialty polyols. Phthalic anhydride is used in unsaturated polyester resins, alkyd resins and plasticizers for applications in construction materials and components of automotive, boating and other consumer products. In addition, the Company uses phthalic anhydride internally in the production of polyols.  In the U.S., polyurethane polyols and phthalic anhydride are manufactured at the Company’s Millsdale, Illinois, site and specialty polyols are manufactured at the Company’s Columbus, Georgia, site. In Europe, polyurethane polyols are manufactured at the Company’s subsidiary in Germany, and specialty polyols are manufactured at the Company’s Poland subsidiary. In China, polyols and specialty polyols are manufactured at the recently constructed and commissioned plant in Nanjing, China.

•

Specialty Products – Specialty products, which accounted for five percent of consolidated net sales for the first half of 2016, include flavors, emulsifiers and solubilizers used in food, flavoring, nutritional supplement and pharmaceutical applications. Specialty products are primarily manufactured at the Company’s Maywood, New Jersey, site and, in some instances, at outside contractors.

Business Restructuring

In May 2016, the Company announced plans to shut down its Longford Mills, Canada, facility, a part of the Surfactants reportable segment, by the end of 2016. Execution of this plan will result in a workforce reduction of approximately 30 employees.  Production of goods currently manufactured at the Longford Mill’s facility will be moved to other Company North American production sites. The plant closure is expected to enable the Company to improve its asset utilization in North America and to further reduce the Company’s fixed cost base. For the three and six months ended June 30, 2016, the Company recognized $1.1 million of restructuring expenses, all of which related to employee termination costs. Additional plant closure costs, including decommissioning, are estimated to be $3.0 million and are expected to be recognized as incurred in the final half of 2016. Earlier in the year, the Company announced the discontinuation of ethoxylation production at the site in the first quarter of 2016.

In addition to the restructuring costs, the Company reduced the useful lives of the manufacturing assets in the Longford Mills plant. As a result, the Company recognized $0.8 million and $1.9 million of additional depreciation expense for the three and six months ended June 30, 2016, respectively (including first quarter depreciation of $1.1 million related to the ethoxylation assets). The expense was included in the cost of sales line of the consolidated statements of income. The change in the useful lives of the assets will add about $2.6 million of depreciation expense in the second half of 2016.

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

	Income (Expense)
(In millions)	For the Three Months Ended June 30
	2016	2015	Change
Deferred Compensation (Operating expenses)	$(2.4)	$(6.6)	$4.2	(1)
Realized/Unrealized Gains (Losses) on Investments (Other, net)	0.1	0.1	—
Investment Income (Other, net)	—	—	—
Pretax Income Effect	$(2.3)	$(6.5)	$4.2

	Income (Expense)
(In millions)	For the Six Months Ended June 30
	2016	2015	Change
Deferred Compensation (Operating expenses)	$(5.2)	$(8.2)	$3.0	(1)
Realized/Unrealized Gains (Losses) on Investments (Other, net)	(0.2)	0.6	(0.8)
Investment Income (Other, net)	0.2	0.1	0.1
Pretax Income Effect	$(5.2)	$(7.5)	$2.3
(1)	See the applicable Corporate Expenses section of this MD&A for details regarding the quarter-over-quarter change in deferred compensation expense.

Effects of Foreign Currency Translation

The Company’s foreign subsidiaries transact business and report financial results in their respective local currencies. As a result, foreign subsidiary income statements are translated into U.S. dollars at average foreign exchange rates appropriate for the reporting period. Because foreign exchange rates fluctuate against the U.S. dollar over time, foreign currency translation affects period-to-period comparisons of financial statement items (i.e., because foreign exchange rates fluctuate, similar period-to-period local currency results for a foreign subsidiary may translate into different U.S. dollar results). The following table presents the effects that foreign currency translation had on the period-over-period changes in consolidated net sales and various income line items for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30			(Decrease)
(In millions)	2016	2015	Increase	Due to Foreign Currency Translation
Net Sales	$454.6	$452.4	$2.2	$(10.5)
Gross Profit	92.9	79.5	13.4	(1.6)
Operating Income	42.9	28.6	14.3	(1.0)
Pretax Income	39.2	24.1	15.1	(1.0)

	Six Months Ended June 30			(Decrease)
(In millions)	2016	2015	Increase (Decrease)	Due to Foreign Currency Translation
Net Sales	$900.5	$912.9	$(12.4)	$(28.5)
Gross Profit	186.4	156.0	30.4	(5.1)
Operating Income	87.5	63.8	23.7	(3.3)
Pretax Income	79.7	54.7	25.0	(3.2)

RESULTS OF OPERATIONS

Three Months Ended June 30, 2016 and 2015

Summary

Net income attributable to the Company for the second quarter of 2016 increased 65 percent to $27.9 million, or $1.21 per diluted share, from $16.9 million, or $0.74 per diluted share, for the second quarter of 2015. Adjusted net income increased 44 percent to $30.1 million, or $1.31 per diluted share, from $20.9 million, or $0.91 per diluted share (See the ‘Reconciliation of Non-GAAP Adjusted Net Income and Earnings per Share’ section of this MD&A for reconciliations between non-GAAP adjusted net income and adjusted earnings per diluted share and reported net income attributable to the Company and reported earnings per diluted share). Below is a summary discussion of the major factors leading to the quarter-over-quarter changes in net sales, profits and expenses.  A detailed discussion of segment operating performance for the second quarter of 2016 compared to the second quarter of 2015 follows the summary.

Consolidated net sales increased $2.2 million, or less than one percent, between quarters. Sales volume increased 12 percent, which favorably impacted the quarter-over-quarter change in net sales by $53.1 million. All three reportable segments contributed to the consolidated sales volume improvement, which included new customers as well as stronger demand from existing customers. The impact of increased consolidated sales volume was largely offset by reduced selling prices and the unfavorable effects of foreign currency translation, which negatively affected the quarter-over-quarter net sales change by $40.4 million and $10.5 million, respectively. Declines in raw material costs led to the reduced selling prices. The unfavorable foreign currency translation effect reflected a stronger U.S. dollar against most currencies for countries where the Company has foreign operations.

Operating income for the second quarter of 2016 increased $14.3 million, or 50 percent, over operating income reported for the second quarter of 2015. The quarter-over-quarter results were tempered by $1.0 million of unfavorable foreign currency translation. All three reportable segments posted improved quarter-over-quarter income, generally reflecting increased sales volumes, lower raw material costs and contributions from the Company’s ongoing initiative to improve efficiency across the Company’s global organization (referred to as ‘DRIVE’).

Operating expenses (including business restructuring expenses) for the second quarter of 2016 increased $0.9 million, or two percent, over operating expenses for the second quarter of 2015. Changes in the individual income statement line items that comprise the Company’s operating expenses were as follows:

•	Selling expenses increased $0.3 million, or two percent, quarter over quarter.

•	Administrative expenses increased $0.2 million, or one percent, quarter over quarter.

•

Research, development and technical service (R&D) expenses increased $1.7 million, or 13 percent, quarter over quarter largely due to higher U.S. expenses for salaries and the related fringe benefits ($0.9 million) and the accumulation of smaller increases for a number of other expense items.

•

Deferred compensation expense declined $4.2 million, or 63 percent, quarter over quarter primarily due to a smaller increase in the value of Company common stock in the second quarter of 2016 than in the second quarter of 2015. See the ‘Overview’ and ‘Corporate Expenses’ sections of this MD&A for further details.

•

Business restructuring expenses were $1.1 million in the second quarter of 2016. There were no such expenses in 2015. See the ‘Overview’ section of this MD&A and Note 10 to the condensed consolidated financial statements for further details.

Net interest expense for the second quarter of 2016 increased $0.5 million, or 19 percent, over net interest expense for the second quarter of 2015. Higher average debt levels resulting from the July 2015 issuance of $100.0 million in unsecured debt was the principal contributor to the increase.

In the second quarter of 2016, the Company reported no results in the loss from equity joint venture line, as the Company and its partner agreed to dissolve the TIORCO joint venture in the fourth quarter of 2015. The Company’s share of TIORCO’s second quarter 2015 loss was $1.8 million.

Other, net was $0.3 million of expense for the second quarter of 2016 compared to $0.2 million of income for the same period of 2015. The Company reported foreign exchange losses of $0.5 million in the second quarter of 2016 compared to gains of $0.1 million in the second quarter of 2015. In addition, the Company posted $0.2 million of investment gains (including realized and unrealized gains and losses) for the Company’s deferred compensation and supplemental defined contribution mutual fund assets in the second quarter of 2016 compared to $0.1 million of income in last year’s second quarter.

The effective tax rate was 28.9 percent for the second quarter of 2016 compared to 29.8 percent for the second quarter of 2015.  The decrease was primarily attributable to an unfavorable non-recurring tax charge related to a foreign income tax audit recorded in the second quarter of 2015.  This decrease was partially offset by certain U.S. tax benefits which as a percentage of consolidated income had a less favorable impact on the effective tax rate for the second quarter of 2016.

Segment Results

	For the Three Months Ended
(In thousands)	June 30,	June 30,	Increase	Percent
Net Sales	2016	2015	(Decrease)	Change
Surfactants	$298,587	$299,743	$(1,156)	—
Polymers	134,498	133,613	885	1
Specialty Products	21,518	19,058	2,460	13
Total Net Sales	$454,603	$452,414	$2,189	—

	For the Three Months Ended
(In thousands)	June 30,	June 30,	Increase	Percent
Operating Income	2016	2015	(Decrease)	Change
Surfactants	$27,232	$24,232	$3,000	12
Polymers	30,994	23,429	7,565	32
Specialty Products	1,788	1,522	266	17
Segment Operating Income	$60,014	$49,183	$10,831	22
Corporate Expenses, Excluding Deferred Compensation and Restructuring	13,603	14,015	(412)	-3
Deferred Compensation Expense	2,434	6,573	(4,139)	-63
Business Restructuring	1,061	—	1,061	NM
Total Operating Income	$42,916	$28,595	$14,321	50

Surfactants

Surfactant net sales for the second quarter of 2016 declined $1.2 million, or less than one percent, from net sales for the second quarter of 2015. Sales volume increased 11 percent between quarters, which had a $33.0 million positive effect on the quarter-over-quarter net sales change. All regional operations, except Europe, contributed to the sales volume increase. Lower selling prices and the unfavorable effects of foreign currency translation had negative effects of $26.1 million and $8.1 million, respectively, on the net sales change. Lower costs for major raw materials led to the reduced selling prices. The foreign currency translation effect reflected a stronger U.S. dollar compared to most currencies of the segment’s foreign operations. A quarter-over-quarter comparison of net sales by region follows:

	For the Three Months Ended
(In thousands)	June 30, 2016	June 30, 2015	Increase (Decrease)	Percent Change
North America	$185,714	$184,748	$966	1
Europe	57,420	63,269	(5,849)	-9
Latin America	37,720	36,702	1,018	3
Asia	17,733	15,024	2,709	18
Total Surfactants Segment	$298,587	$299,743	$(1,156)	—

Net sales for North American operations increased one percent quarter over quarter. Sales volume improved 15 percent, which favorably affected the change in net sales by $28.3 million. A 13 percent decline in selling prices and the unfavorable impact of foreign currency translation offset the effect of increased sales volume by $26.8 million and $0.5 million, respectively. Increased sales volume for laundry and cleaning products drove the sales volume improvement. New business, especially the Company’s supply agreement with The Sun Products Corporation (SUN) that was initiated in the third quarter of 2015, accounted for the growth of laundry and cleaning products volume. Sales volumes were also up between quarters for general surfactants sold to distributors. Lower crude oil prices led to a quarter-over-quarter decline in sales volumes for products used in oil fields, particularly for enhanced oil recovery applications. The selling price decrease was principally attributable to lower raw material costs.

Net sales for European operations declined nine percent due to lower selling prices, a three percent decline in sales volume and the unfavorable effects of foreign currency translation, which accounted for $3.5 million, $1.6 million and $0.7 million of the quarter- over-quarter change in net sales dollars. Lower raw material costs and a less favorable mix of sales led to the decline in selling prices. The decline in sales volume was mainly attributable to weaker demand for laundry and cleaning and agricultural chemical products, partially offset by increased volumes of products used in household, institutional and industrial applications and general surfactants sold to distributors. A stronger U.S. dollar against the British pound sterling led to the foreign currency translation result.

Net sales for Latin American operations increased three percent due to a 12 percent improvement in sales volume and increased selling prices that favorably affected the quarter-over-quarter change in net sales by $4.3 million and $3.0 million, respectively. The positive impacts of selling prices and sales volume were partially offset by an unfavorable $6.3 million effect of foreign currency translation. Increased laundry and cleaning sales volume for Brazil operations, due to new business gained as a result of the acquisition of a sulfonation production facility from Procter & Gamble in the second quarter of 2015 and greater demand from existing customers, accounted for most of the improvement in Latin American sales volume. The foreign currency translation effect reflected the quarter-over-quarter weakening of the Brazilian real and Colombian and Mexican pesos against the U.S. dollar.

Net sales for Asian operations increased 18 percent primarily due to an 18 percent increase in sales volume. New business and increased demand from existing customers led to improved sales volume for Philippine and Singapore operations. The impact of a four percent increase in selling prices was offset by the negative effects of foreign currency translation.

Surfactant operating income for the second quarter of 2016 increased $3.0 million, or 12 percent, over operating income for the second quarter of 2015.  Gross profit increased $5.8 million on improved results from all regions except Europe. The effects of foreign currency translation reduced Surfactants quarter-over-quarter gross profit increase by $1.2 million. Operating expenses increased $2.8 million, or 13 percent. Quarter-over-quarter comparisons of gross profit by region and total segment operating expenses and operating income follow:

(In thousands)	For the Three Months Ended
	June 30, 2016	June 30, 2015	Increase (Decrease)	Percent Change
Gross Profit
North America	$35,775	$29,964	$5,811	19
Europe	5,292	6,646	(1,354)	-20
Latin America	6,417	5,742	675	12
Asia	4,413	3,771	642	17
Surfactants Segment Gross Profit	$51,897	$46,123	$5,774	13
Operating Expenses	24,665	21,891	2,774	13
Operating Income	$27,232	$24,232	$3,000	12

Gross profit for North American operations increased 19 percent quarter over quarter principally as the result of the 15 percent increase in sales volume. Also contributing to the increase in gross profit were the effects of lower raw material costs, a favorable product mix and savings resulting from the Company's DRIVE initiative. Accelerated depreciation related to the planned cessation of manufacturing operations at the Company’s Canadian plant reduced gross profit by $0.8 million.

Gross profit for European operations declined 20 percent between quarters primarily due to the effects of the three percent sales volume decline and reduced sales margins. The reduced margin reflected a less favorable mix of sales. In addition, a charge to recognize the estimated settlement of an unresolved customer claim also negatively affected the current quarter’s gross profit.

Gross profit for Latin American operations increased 12 percent largely due to the 12 percent improvement in sales volume. Sales margins also increased, but the effect on profits was completely offset by the unfavorable effects of foreign currency translation.

The 17 percent increase in gross profit for Asia operations was attributable to the 18 percent increase in sales volume.

Operating expenses for the Surfactants segment increased $2.8 million, or 13 percent, quarter over quarter. Selling and R&D expenses were each up $1.5 million. All regions contributed to the higher operating expenses, which reflected the increased resources and expenditures necessary to support the Company’s expanding global presence and continued growth initiatives. In addition, incentive-based compensation was higher due to improved Company financial performance. The favorable effects of foreign currency translation reduced the quarter-over-quarter change in operating expenses by $0.5 million.

Polymers

Polymer net sales for the second quarter of 2016 increased $0.9 million, or one percent, over net sales for the same period of 2015.  Sales volume increased 14 percent between quarters, which had an $18.8 million favorable effect on the quarter-over-quarter net sales change. All regions contributed to the sales volume improvement. Lower selling prices and the effects of foreign currency translation negatively impacted the net sales change by $15.4 million and $2.5 million, respectively. Quarter-over-quarter raw material cost declines led to the decrease in selling prices. The foreign currency translation effect reflected a stronger U.S. dollar against the currencies of the segment’s foreign operations. A quarter-over-quarter comparison of net sales by region follows:

(In thousands)	For the Three Months Ended
	June 30, 2016	June 30, 2015	Increase (Decrease)	Percent Change
North America	$85,131	$87,564	$(2,433)	-3
Europe	41,364	38,929	2,435	6
Asia and Other	8,003	7,120	883	12
Total Polymers Segment	$134,498	$133,613	$885	1

Net sales for North American operations declined three percent despite a 10 percent improvement in sales volume that had an $8.9 million favorable impact on the quarter-over-quarter change in net sales. A 12 percent decline in selling prices, which reflected decreases in the costs of major raw materials, reduced quarter-over-quarter net sales by $11.3 million.  Sales volume of polyols used in rigid foam applications increased 14 percent due to new business and the continued growth in demand for rigid foam insulation. Phthalic anhydride sales volume was up 10 percent as the result of new business and spot sales. Sales volume for specialty polyols declined five percent largely due to lost CASE business.

Net sales for European operations increased six percent. Sales volume improved 16 percent, which had a $6.3 million favorable effect on the quarter-over-quarter net sales change. The sales volume improvement was driven by new business and increased demand for polyols used in rigid foam insulation and insulated metal panels. The effects of foreign currency translation and reduced selling prices offset the impact of the increased sales volume by $2.0 million and $1.9 million, respectively. The decline in selling prices reflected decreases in the costs of major raw materials.

Net sales for Asia and Other operations increased 12 percent quarter over quarter due to a 44 percent increase in sales volume. Business gained from efforts to fill the capacity for the recently constructed plant in Nanjing, China, accounted for most of the sales volume increase. The quarter-over-quarter net sales impact of the higher sales volume ($3.2 million) was partially offset by lower selling prices ($1.8 million) and the negative effects of foreign currency translation ($0.5 million).

Polymer operating income for the second quarter of 2016 increased $7.6 million, or 32 percent, over operating income for the second quarter of last year.  Gross profit increased $7.4 million due to the 14 percent increase in sales volume and to the effects of lower raw material costs. Quarter-over-quarter comparisons of gross profit by region and total segment operating expenses and operating income follow:

(In thousands)	For the Three Months Ended
	June 30, 2016	June 30, 2015	Increase (Decrease)	Percent Change
Gross Profit
North America	$29,015	$25,437	$3,578	14
Europe	8,806	5,367	3,439	64
Asia and Other	1,066	643	423	66
Polymers Segment Gross Profit	$38,887	$31,447	$7,440	24
Operating Expenses	7,893	8,018	(125)	-2
Operating Income	$30,994	$23,429	$7,565	32

Gross profit for North American operations increased 14 percent quarter over quarter primarily due to the 10 percent growth in sales volume.  Improved sales margins, resulting from the positive effects of lower raw material and manufacturing costs, also contributed to the increased profit.

Gross profit for European operations increased 64 percent primarily due to the 16 percent increase in sales volume and improved sales margins precipitated by lower raw material costs. The unfavorable effects of foreign currency negatively impacted the quarter-over-quarter change in gross profit by $0.3 million.

The increase in gross profit for Asia and Other operations was mainly attributable to improved sales volume.

Specialty Products

Net sales for the second quarter of 2016 increased $2.5 million, or 13 percent, over net sales for the second quarter of 2015. A seven percent increase in sales volume and higher quarter-over-quarter selling prices drove the net sales improvement. The increased sales volume was primarily attributable to new business for food ingredient products, partially offset by reduced sales volume for products used in flavoring applications. Operating income increased $0.3 million quarter over quarter. The impact of the increased food ingredient sales volume, lower costs and a more favorable mix of sales resulting from the timing of orders for certain products used in pharmaceutical applications led to the improved operating income. The operating income improvement was tempered by the effect of the lower sales volumes for flavoring products.

Corporate Expenses

Corporate expenses, which were comprised of deferred compensation and other operating expenses that are not allocated to the reportable segments, declined $3.5 million to $17.1 million for the second quarter of 2016 from $20.6 million for the second quarter of 2015. The decrease was primarily attributable to lower quarter-over-quarter expenses for deferred compensation ($4.2 million) and consulting fees ($0.8 million), partially offset by the previously discussed business restructuring charges ($1.1 million). External resources related to the Company’s DRIVE efficiency efforts have not been used in the current year, which led to the quarter-over-quarter decline in consulting fee expense.

Deferred compensation expense was $2.4 million for the second quarter of 2016 compared to $6.6 million for the second quarter of 2015. The reduced expense primarily resulted from a $4.24 per share increase in the value of Company common stock in the second quarter of 2016 compared to a $12.45 per share increase for the same quarter of last year. The following table presents the quarter-end Company common stock market prices used in the computation of deferred compensation expenses for the three months ended June 30, 2016 and 2015:

	2016		2015
	June 30	March 31	June 30	March 31
Company Common Stock Price	$59.53	$55.29	$54.11	$41.66

Six Months Ended June 30, 2016 and 2015

Summary

Net income attributable to the Company for the first half of 2016 increased 45 percent to $55.5 million, or $2.42 per diluted share, from $38.2 million, or $1.67 per diluted share, for the first half of 2015. Adjusted net income increased 44 percent to $59.6 million, or $2.60 per diluted share, from $41.3 million, or $1.80 per diluted share (See the ‘Reconciliation of Non-GAAP Adjusted Net Income and Earnings per Share’ section of this MD&A for reconciliations between non-GAAP adjusted net income and adjusted earnings per diluted share and reported net income attributable to the Company and reported earnings per diluted share). Below is a summary discussion of the major factors leading to the year-over-year changes in net sales, profits and expenses.  A detailed discussion of segment operating performance for the first half of 2016 compared to the first half of 2015 follows the summary.

Consolidated net sales declined $12.4 million, or one percent, between years. Sales volume increased 12 percent, which had a $106.1 million favorable effect on the year-over-year change in net sales. All three reportable segments contributed to the consolidated sales volume improvement. The impact of increased consolidated sales volume was more than offset by reduced selling prices and the unfavorable effects of foreign currency translation, which negatively affected the year-over-year net sales change by $90.0 million and $28.5 million, respectively. The decreased selling prices were primarily attributable to declines in raw material costs. The unfavorable foreign currency translation effect reflected a stronger U.S. dollar against all currencies for countries where the Company has foreign operations.

Operating income for the first half of 2016 improved $23.8 million, or 37 percent, over operating income reported for the first half of last year. Last year’s operating income included a $2.9 million gain on the sale of the Company’s specialty polyurethane systems product line (see Note 14 to the condensed consolidated financial statements for additional information). In addition, the year-over-year operating income increase was reduced by $3.3 million of unfavorable foreign currency translation. All three reportable segments reported improved year-over-year operating income.

Operating expenses (including the business restructuring expenses) increased $3.9 million, or four percent, between years. Changes in the individual income statement line items that comprise the Company’s operating expenses were as follows:

•

Selling expenses increased $1.0 million, or four percent, year over year largely due to higher U.S. fringe benefit expenses, which reflected increased incentive-based compensation recognized as a result of the year-over-year improvement in Company financial performance.

•

Administrative expenses increased $1.1 million, or three percent, year over year. The increase was attributable to greater expense for U.S. salaries and the related fringe benefits ($2.0 million), hardware/software maintenance ($0.4 million) and travel ($0.4 million), partially offset by decreased consulting fee expense ($2.0 million). Annual salary increases and higher incentive-based compensation contributed to the increase in salaries and fringe benefit expenses. External resources related to the Company’s DRIVE efficiency efforts have not been used in 2016, which led to the year-over-year decline in consulting fee expense.

•

R&D expenses increased $3.7 million, or 15 percent, year over year. Higher expense for U.S. salaries and the related fringe benefits ($2.3 million) was the major contributor to the increase. In addition, foreign R&D expenses grew $0.4 million, as some of the Company’s non-U.S. subsidiaries have added product development resources to support their local needs. The accumulation of increases for a number of other expense items accounted for the remainder of the year-over-year variance.

•

Deferred compensation expense declined $3.0 million, or 37 percent, year over year primarily due to a smaller increase in the value of Company common stock in the first half of 2016 than in the first half of 2015. See the ‘Overview’ and ‘Corporate Expenses’ sections of this MD&A for further details.

•

Business restructuring expenses were $1.1 million in the first half of 2016. There were no such expenses in 2015. See the ‘Overview’ section of this MD&A and Note 10 to the condensed consolidated financial statements for further details.

In the first half of 2016, the Company reported no results in the loss from equity joint venture line, as the Company and its partner agreed to dissolve the TIORCO joint venture in the fourth quarter of 2015. The Company’s share of TIORCO’s first half 2015 loss was $3.1 million.

Other, net was $0.8 million of expense for the first half of 2016 compared to $0.9 million of income for the first half of 2015. The Company reported foreign exchange losses of $0.8 million in the first half of 2016 compared to exchange gains of $0.1 million in the same period of 2015. In addition, the Company posted $0.1 million of investment losses (including realized and unrealized gains and losses) for the Company’s deferred compensation and supplemental defined contribution mutual fund assets in the first half of 2016 compared to $0.8 million of income in the first half of 2015.

The effective tax rate was 30.3 percent for the first half of 2016 compared to 30.1 percent for the first half of 2015. There were no items of significance leading to the minor increase in rate.

Segment Results

	For the Six Months Ended
(In thousands)	June 30,	June 30,	Increase	Percent
Net Sales	2016	2015	(Decrease)	Change
Surfactants	$608,547	$630,294	$(21,747)	-3
Polymers	248,396	242,977	5,419	2
Specialty Products	43,557	39,594	3,963	10
Total Net Sales	$900,500	$912,865	$(12,365)	-1

	For the Six Months Ended
(In thousands)	June 30,	June 30,	Increase	Percent
Operating Income	2016	2015	(Decrease)	Change
Surfactants	$64,477	$57,996	$6,481	11
Polymers	53,191	38,214	14,977	39
Specialty Products	4,121	3,766	355	9
Segment Operating Income	$121,789	$99,976	$21,813	22
Corporate Expenses, Excluding Deferred Compensation and Restructuring	28,051	28,053	(2)	—
Deferred Compensation Expense	5,154	8,150	(2,996)	-37
Business Restructuring	1,061	—	1,061	NM
Total Operating Income	$87,523	$63,773	$23,750	37

 Surfactants

Surfactant net sales for the first half of 2016 declined $21.7 million, or three percent, from net sales for the first half of 2015. Sales volume increased 11 percent between years, which had a $66.3 million positive effect on the year-over-year net sales change. All regions, except Europe, reported sales volume improvements. Lower selling prices and the unfavorable effects of foreign currency translation had negative effects of $64.7 million and $23.3 million, respectively, on the net sales change. Lower costs for major raw materials led to the reduced selling prices. The foreign currency translation effect reflected a stronger U.S. dollar compared to all currencies of the segment’s foreign operations. A year-over-year comparison of net sales by region follows:

(In thousands)	For the Six Months Ended
	June 30, 2016	June 30, 2015	Increase (Decrease)	Percent Change
North America	$380,995	$389,551	$(8,556)	-2
Europe	120,951	135,412	(14,461)	-11
Latin America	73,803	74,516	(713)	-1
Asia	32,798	30,815	1,983	6
Total Surfactants Segment	$608,547	$630,294	$(21,747)	-3

Net sales for North American operations declined two percent between years. Sales volume improved 16 percent, which favorably affected the year-over-year change in net sales by $63.8 million. The effect of the increased sales volume was more than offset by a 16 percent decline in selling prices and the unfavorable impact of foreign currency translation, which negatively affected the change in net sales by $70.7 million and $1.7 million, respectively. Sales volumes improved for nearly all market segments into which North American operations sells products. Laundry and cleaning products were the largest contributors to the sales volume improvement, as the Company continued to derive the benefits of the supply agreement with SUN that was initiated in the third quarter of 2015. Sales volumes of general surfactants sold through distributors were also up year over year. Lower crude oil prices led to a decline in sales volumes of oil field products used in EOR applications. The year-over-year decline in sales prices primarily reflected decreased raw material costs. The foreign currency impact reflected a stronger U.S. dollar relative to the Canadian dollar.

Net sales for European operations declined 11 percent due to lower selling prices, a three percent decline in sales volume and the unfavorable effects of foreign currency translation, which accounted for $7.8 million, $4.0 million and $2.7 million of the year- over-year change in net sales. Selling prices declined six percent between years largely as the result of decreases in raw material costs. The decline in sales volume was mainly attributable to weaker demand and for laundry and cleaning and agricultural chemical products. Sales volumes of general surfactants sold through distributors increased year over year. A stronger U.S. dollar against the British pound sterling and European euro caused the foreign currency translation result.

Net sales for Latin American operations declined one percent. Increased selling prices and an 11 percent improvement in sales volume favorably affected the year-over-year change in net sales by $8.8 million and $7.8 million, respectively. The positive impacts of selling prices and sales volume were offset by an unfavorable $17.3 million effect of foreign currency translation. Higher laundry and cleaning sales volume for Brazil operations, due to new business gained as a result of the acquisition of a sulfonation production facility from Procter & Gamble in the second quarter of 2015 and to greater demand from existing customers, accounted for most of the improvement in Latin American sales volume. Sales volumes for Mexico and Colombia operations also increased between years. The foreign currency translation effect reflected the quarter-over-quarter weakening of the Brazilian real and Mexican and Colombian pesos against the U.S. dollar.

Net sales for Asian operations increased six percent primarily due to a six percent increase in sales volume. New business and increased demand from existing customers led to improved sales volume for Philippine operations. The impact of a five percent increase in selling prices was offset by the negative effects of foreign currency translation.

Surfactant operating income for the first half of 2016 increased $6.5 million, or 11 percent, over operating income for the same period of 2015.  Gross profit increased $11.5 million on higher sales volumes and improved margins. The effects of foreign currency translation reduced Surfactants year-over-year gross profit increase by $4.2 million. Operating expenses increased $5.0 million, or 12 percent. Year-over-year comparisons of gross profit by region and total segment operating expenses and operating income follow:

(In thousands)	For the Six Months Ended
	June 30, 2016	June 30, 2015	Increase (Decrease)	Percent Change
Gross Profit
North America	$74,462	$64,768	$9,694	15
Europe	14,775	16,178	(1,403)	-9
Latin America	13,406	12,915	491	4
Asia	10,221	7,491	2,730	36
Surfactants Segment Gross Profit	$112,864	$101,352	$11,512	11
Operating Expenses	48,387	43,356	5,031	12
Operating Income	$64,477	$57,996	$6,481	11

 Gross profit for North American operations increased 15 percent principally as the result of the 16 percent year-over-year increase in sales volume. Accelerated depreciation associated with the pending shutdown of manufacturing operations at the Company’s Canadian plant unfavorably impacted gross profit by $1.9 million.

Gross profit for European operations declined nine percent between years primarily due to the effects of the three percent sales volume decline and higher costs. The higher costs included a charge to recognize the estimated settlement of an unresolved customer claim. In addition, foreign currency translation negatively affected the change in gross profit by $0.3 million.

Gross profit for Latin American operations increased four percent mainly due to the 11 percent improvement in sales volume and improved sales margins. The effects of the sales volume and margin improvements were largely offset by a $3.4 million negative impact of foreign currency translation.

Asia gross profit increased 36 percent largely due to the six percent increase in sales volume and to margin improvement, particularly for Philippine operations. A more favorable product mix led to the margin improvement.

Operating expenses for the Surfactants segment increased $5.0 million, or 12 percent, year over year. Expenses were up for all regions, reflecting the increased resources and expenditures necessary to support the segment’s global organization and continued growth initiatives. In addition, incentive-based compensation was higher due to improved Company financial performance. The favorable effects of foreign currency translation reduced the year-over-year change in operating expenses by $1.4 million.

Polymers

Polymer net sales for the first half of 2016 increased $5.4 million, or two percent, over net sales for the same period of 2015.  Sales volume increased 16 percent, which had a $38.0 million favorable effect on the year-over-year net sales change. All regions contributed to the sales volume improvement. Lower selling prices and the effects of foreign currency translation unfavorably affected the net sales change by $27.5 million and $5.1 million, respectively. Year-over-year raw material cost declines led to the decrease in selling prices. The foreign currency translation effect reflected a stronger U.S. dollar against the currencies of the segment’s foreign operations. A year-over-year comparison of net sales by region follows:

(In thousands)	For the Six Months Ended
	June 30, 2016	June 30, 2015	Increase	Percent Change
North America	$159,758	$158,482	$1,276	1
Europe	77,253	73,256	3,997	5
Asia and Other	11,385	11,239	146	1
Total Polymers Segment	$248,396	$242,977	$5,419	2

Net sales for North American operations increased one percent. Sales volume increased 14 percent, which had a $21.6 million favorable effect on the year-over-year net sales change. Selling prices declined 11 percent, which offset the impact of higher sales volume by $20.3 million. Sales volume of polyols used in rigid foam applications increased 21 percent due to new business and the continued growth in demand for rigid foam insulation. Phthalic anhydride sales volume was up eight percent as the result of new business and spot sales. Sales volume for specialty polyols declined two percent mainly due to reduced CASE sales. Year-over-year declines in the costs of raw materials led to the reduced selling prices.

Net sales for European operations increased five percent. Sales volume grew 17 percent, which had a $12.8 million favorable effect on the year-over-year net sales change. The sales volume improvement was driven by new business and increased demand for polyols used in rigid foam insulation and insulated metal panels. A mild winter season enabled steady construction activities that contributed to the strong polyol demand. The effect of higher sales volume was partially offset by the impacts of reduced selling prices and foreign currency translation, which negatively affected the change in net sales by $4.6 million and $4.2 million, respectively. The decline in selling prices reflected decreases in the costs of major raw materials.

Net sales for Asia and Other operations increased one percent between years due to a 29 percent increase in sales volume largely offset by the unfavorable effects of lower selling prices and foreign currency translation. Business gained from efforts to fill the capacity for the recently constructed plant in Nanjing, China, accounted for most of the sales volume increase.

Polymer operating income for the first half of 2016 increased $15.0 million, or 39 percent, over operating income for the first half of 2015. Operating income for the first half of 2015 operating income included a $2.9 million gain from the sale of Company’s specialty polyurethane systems product line. Gross profit increased $18.8 million due to the 16 percent increase in sales volume and to the effects of lower raw material costs. Year-over-year comparisons of gross profit by region and total segment operating expenses and operating income follow:

(In thousands)	For the Six Months Ended
	June 30, 2016	June 30, 2015	Increase (Decrease)	Percent Change
Gross Profit
North America	$50,999	$38,174	$12,825	34
Europe	16,025	10,366	5,659	55
Asia and Other	1,426	1,062	364	34
Polymers Segment Gross Profit	$68,450	$49,602	$18,848	38
Operating Expenses	15,259	14,250	1,009	7
Gain on Sale of Product Line	—	2,862	(2,862)	-100
Operating Income	$53,191	$38,214	$14,977	39

Gross profit for North American operations increased 34 percent year over year.  The 14 percent increase in sales volume, the positive effects of lower raw material costs and a more favorable mix of sales all contributed to the improved gross profit.

Gross profit for European operations increased 55 percent primarily due to the 17 percent increase in sales volume and to lower raw material costs. The unfavorable effects of foreign currency negatively impacted the quarter-over-quarter change in gross profit by $0.7 million.

The increase in gross profit for Asia and Other operations was principally attributable to the 29 percent increase in sales volume.

Operating expenses for the Polymers segment increased $1.0 million, or seven percent, year over year largely due to higher incentive-based compensation resulting from improved year-over-year profits.

Specialty Products

Net sales for the first half of 2016 increased $4.0 million, or 10 percent, over net sales for the first half of 2015. An eight percent increase in sales volume drove the net sales improvement. The sales volume growth was primarily attributable to increased business for food ingredient products, partially offset by reduced sales volume for products used in flavoring applications. Operating income increased $0.4 million quarter over quarter. The effects of the increased food ingredient sales volume and reduced operating expenses were offset by the impact of the lower sales volumes for flavoring products.

Corporate Expenses

Corporate expenses decreased $1.9 million to $34.3 million for the first half of 2016 from $36.2 million for the first half of 2015. The decline was primarily attributable to decreased expenses for deferred compensation ($3.0 million) and consulting fees ($2.0 million), partially offset by increased expenses for the previously discussed restructuring charges ($1.1 million), fringe benefits ($0.6 million), salaries ($0.6 million) and a the accumulation of a number of smaller items. External resources related to the Company’s DRIVE efficiency efforts have not been used in the current year, which led to the year-over-year decline in consulting fee expense. Increased incentive-based compensation expenses, driven by improved year-over-year Company financial results, led to the higher fringe benefit expenses.

Deferred compensation expense was $5.2 million for the first half of 2016 compared to $8.2 million for the first half of 2015. The lower expense primarily resulted from a $9.84 per share increase in the value of Company common stock in the first half of 2016 compared to a $14.03 per share increase for the first half of last year. The year-over-year decline in deferred compensation expense also reflected reduced mutual fund investment gains between years. The following table presents the quarter-end Company common stock market prices used in the computation of deferred compensation expenses for the six months ended June 30, 2016 and 2015:

	2016	2015		2014
	June 30	December 31	June 30	December 31
Company Common Stock Price	$59.53	$49.69	$54.11	$40.08

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 2016, operating activities were a cash source of $75.4 million versus a source of $78.3 million for the comparable period in 2015. For the current year, investing cash outflows totaled $44.2 million and financing activities were a use of $18.9 million. Cash and cash equivalents increased by $14.3 million including a favorable exchange rate impact of $1.9 million.

Net income increased by $17.3 million versus the comparable period in 2015. Working capital was a cash use of $33.3 million versus a source of less than $0.1 million for the comparable year-ago period. Cash outflows for investing activities were down by $13.4 million year over year. Cash flow used for financing activities was down by $0.8 million in 2016 compared to the same period in 2015.

Year-to-date accounts receivable were a use of $33.6 million compared to a use of $0.7 million for the comparable period in 2015. Inventories were a use of $8.7 million in 2016 versus a use of $0.2 million in 2015. Accounts payable and accrued liabilities were a source of $8.6 million in 2016 compared to a source of $3.4 million for the same period in 2015.

Working capital requirements were higher year-to-date, compared to the same period in 2015 due to higher sales quantities, increased inventory quantities and slower accounts receivable turnover, partially offset by lower sales prices.

The 2016 accounts receivable increase was driven by the combination of higher quarterly sales quantities and slower accounts receivable turnover. The year-to-date inventory increase was due to planned increases to support customer service levels. It is management’s opinion that the Company’s liquidity is sufficient to provide for potential increases in working capital during 2016.

Cash outflows from investing activities for the first half of 2016 included capital expenditures of $40.7 million compared to $54.0 million for the comparable period last year. Other investing activities consumed $3.5 million in 2016 versus a use of $3.6 million in 2015.

For 2016, the Company estimates that capital expenditures will range from $110 million to $120 million including capacity expansions in the United States, Brazil and Poland.

The Company purchases its common shares in the open market from time to time to fund its own benefit plans and also to mitigate the dilutive effect of new shares issued under its benefit plans. The Company may also make open market repurchases as cash flows permit when, in management’s opinion, the Company’s shares are undervalued in the market. For the six months ended June 30, 2016, the Company purchased 43,835 shares in the open market at a total cost of $2.4 million.  At June 30, 2016, there were 717,929 shares remaining under the current share repurchase authorization.

As of June 30, 2016, the Company’s cash and cash equivalents totaled $190.4 million, including $80.2 million in two separate U.S. money market funds, each of which was rated AAA by Standard and Poor’s and Aaa by Moody’s. Cash in U.S. demand deposit accounts totaled $28.3 million and cash of the Company’s non-U.S. subsidiaries held outside the U.S. totaled $81.9 million as of June 30, 2016.

Consolidated balance sheet debt decreased by $10.0 million for the current year, from $331.4 million to $321.4 million, primarily due to a decrease of domestic debt by $5.6 million and foreign debt by $4.4 million. Net debt (which is defined as total debt minus cash) decreased by $24.3 million for the current year, from $155.2 million to $130.9 million.

As of June 30, 2016, the ratio of total debt to total debt plus shareholders’ equity was 34.1 percent compared to 37.2 percent at December 31, 2015. As of June 30, 2016, the ratio of net debt to net debt plus shareholders’ equity was 17.4 percent, compared to 21.8 percent at December 31, 2015. At June 30, 2016, the Company’s debt included $316.4 million of unsecured private placement loans with maturities ranging from 2016 through 2027. These loans are the Company’s primary source of long-term debt financing and are supplemented by bank credit facilities to meet short and medium-term needs.

The Company has a committed $125.0 million multi-currency syndicated revolving credit agreement. The credit agreement allows the Company to make unsecured borrowings, as requested from time to time, for working capital and other corporate purposes. This unsecured facility is the Company’s primary source of short-term borrowings and is committed through July 10, 2019, with terms and conditions that are substantially equivalent to those of the Company’s other U.S. loan agreements. As of June 30, 2016, the Company had outstanding letters of credit of $4.9 million under the revolving credit agreement, and no borrowings, with $120.1 million remaining available. The Company anticipates that cash from operations, committed credit facilities and cash on hand will be sufficient to fund anticipated capital expenditures, working capital, dividends and other planned financial commitments for the foreseeable future.

Certain foreign subsidiaries of the Company maintain term loans and short-term bank lines of credit in their respective local currencies to meet working capital requirements as well as to fund capital expenditure programs and acquisitions. At June 30, 2016, the Company’s foreign subsidiaries had outstanding debt of $6.1 million.

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

The Company believes it was in compliance with all of its loan agreements as of June 30, 2016. Based on current projections, the Company believes it will be in compliance with its loan agreements throughout 2016.

ENVIRONMENTAL AND LEGAL MATTERS

The Company’s operations are subject to extensive federal, state and local environmental laws and regulations.  Although the Company's environmental policies and practices are designed to ensure compliance with these laws and regulations, future developments and increasingly stringent environmental regulation could require the Company to make additional unforeseen environmental expenditures.  The Company will continue to invest in the equipment and facilities necessary to comply with existing and future regulations.  For the six months ended June 30, 2016 and 2015, the Company’s expenditures for capital projects related to the environment were $0.7 million and $0.8 million, respectively.  These projects are capitalized and depreciated over their estimated useful lives, which are typically 10 years.  Recurring costs associated with the operation and maintenance of facilities for waste treatment and disposal and managing environmental compliance in ongoing operations at the Company’s manufacturing locations were $11.2 million and $10.5 million for the six months ended June 30, 2016 and 2015, respectively.  While difficult to project, it is not anticipated that these recurring expenses will increase significantly in the future.

Over the years, the Company has received requests for information related to or has been named by the government as a potentially responsible party at a number of waste disposal sites where cleanup costs have been or may be incurred under CERCLA and similar state statutes.  In addition, damages are being claimed against the Company in general liability actions for alleged personal injury or property damage in the case of some disposal and plant sites.  The Company believes that it has made adequate provisions for the costs it may incur with respect to the sites.  It is the Company’s accounting policy to record liabilities when environmental assessments and/or remedial efforts are probable and the cost or range of possible costs can be reasonably estimated.  When no amount within the range is a better estimate than any other amount, the minimum is accrued.  Some of the factors on which the Company bases its estimates include information provided by feasibility studies, potentially responsible party negotiations and the development of remedial action plans.  After partial remediation payments at certain sites, the Company has estimated a range of possible environmental and legal losses of $21.7 million to $42.4 million at June 30, 2016 compared to $20.9 million to $41.4 million at December 31, 2015.  At June 30, 2016, and December 31, 2015, the Company's accrued liability for such losses, which represented the Company’s best estimate within the estimated range of possible environmental and legal losses, was $21.7 million and $20.9 million, respectively.  During the first six months of 2016 and 2015, cash outlays related to legal and environmental matters approximated $0.6 and $1.9 million, respectively.

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

OTHER MATTERS

In June 2016, Great Britain voted in a non-binding referendum to exit (referred to as ‘Brexit’) the European Union. While the entire economic impact of the potential exit is uncertain, the Company believes at this point that the effect of Brexit on the Company’s operations and financial performance will be minimal. The Company’s operations in the United Kingdom (U.K.) account for approximately five percent of Company consolidated net sales. As such, the Company’s exposure to the U.K. economy and the British pound sterling is relatively small. The Company is mostly naturally hedged since its U.K. operation primarily serves the U.K. market, whereas generally Company competitors ship product from other locations in the European Union. The weakening of the British pound sterling following the Brexit vote had an insignificant impact on the Company’s 2016 second quarter financial results. The Company will continue to monitor the economic and operational consequences of Brexit as events unfold.

OUTLOOK

After a record first half, the Company remains optimistic about its core business for the balance of the year.  The Company should continue to benefit from higher laundry volumes for the Surfactant segment and rigid polyol volumes for the Polymers segment.  Higher raw material costs are expected to slightly reduce margins.  The Company’s internal efficiency program should continue to deliver meaningful results.  However, costs associated with a planned 30-day shutdown of our plant in Germany, accelerated depreciation related to the closure of the Canadian plant, and lower construction activity in China are expected to negatively impact the balance of 2016.  Overall, management continues to believe earnings for the year should grow.

CRITICAL ACCOUNTING POLICIES

There have been no changes to the critical accounting policies disclosed in the Company’s 2015 Annual Report on Form 10-K.

RECONCILIATIONS OF NON-GAAP ADJUSTED NET INCOME AND EARNINGS PER SHARE

	Three Months Ended June 30
(In millions, except per share amounts)	2016		2015
	Net Income	EPS	Net Income	EPS
Net Income Attributable to the Company as Reported	$27.9	$1.21	$16.9	$0.74

Deferred Compensation Expense	2.3	0.10	6.4	0.28
Business Restructuring	1.1	0.05	—	—
Environmental Remediation Expense	—	—	—	—
Gain on Divestiture of Product Line	—	—	—	—
Cumulative Tax Effect on Above Adjustment Items	(1.2)	(0.05)	(2.4)	(0.11)
Adjusted Net Income	$30.1	$1.31	$20.9	$0.91

	Six Months Ended June 30
(In millions, except per share amounts)	2016		2015
	Net Income	EPS	Net Income	EPS
Net Income Attributable to the Company as Reported	$55.5	$2.42	$38.2	$1.67

Deferred Compensation Expense	5.2	0.23	7.4	0.32
Business Restructuring	1.1	0.05	—	—
Environmental Remediation Expense	—	—	0.5	0.02
Gain on Divestiture of Product Line	—	—	(2.9)	(0.13)
Cumulative Tax Effect on Above Adjustment Items	(2.2)	(0.10)	(1.9)	(0.08)
Adjusted Net Income	$59.6	$2.60	$41.3	$1.80

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

Item 4 – Controls and Procedures

a.	Evaluation of Disclosure Controls and Procedures

We have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report of June 30, 2016.  Based on this evaluation of our disclosure controls and procedures, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2016, such that the information required to be disclosed in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer as appropriate to allow timely decisions regarding required disclosures.

b.	Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under Exchange Act) that occurred during the quarter ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II OTHER INFORMATION

Item 1 – Legal Proceedings

There have been no material changes to the legal proceedings disclosed in the Company’s 2015 Annual Report on Form 10-K.

Item 1A – Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s 2015 Annual Report on Form 10-K.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Below is the summary by month of shares purchases by the Company during the second quarter of 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April	─	─	─	─
May	25,853	$58.02	─	─
June	─	─	─	─

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

Date:  July 29, 2016

/s/ Scott D. Beamer
Scott D. Beamer
Vice President and Chief Financial Officer