Form 10-Q
period 2016-09-30
STEPAN CO
filed 2016-10-28
CIK 94049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

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

(Check one): Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes   ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 24, 2016
Common Stock, $1 par value	22,404,562 Shares

Part I FINANCIAL INFORMATION

Item 1 - Financial Statements

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Unaudited

(In thousands, except per share amounts)	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
Net Sales	$445,030	$444,011	$1,345,530	$1,356,876
Cost of Sales	361,635	366,413	1,075,705	1,123,324
Gross Profit	83,395	77,598	269,825	233,552
Operating Expenses:
Selling	13,990	14,025	42,252	41,287
Administrative (a)	18,958	19,076	55,350	54,320
Research, development and technical services	14,268	12,625	42,306	37,012
Deferred compensation expense (income) (a)	7,441	(6,922)	12,595	1,228
	54,657	38,804	152,503	133,847

Gain on sale of product line	—	—	—	2,862
Business restructuring	—	—	(1,061)	—

Operating Income	28,738	38,794	116,261	102,567
Other Income (Expense):
Interest, net	(2,824)	(3,837)	(9,855)	(10,760)
Loss from equity in joint ventures (Note 16)	—	(863)	—	(3,918)
Other, net (Note 13)	1,229	(981)	401	(94)
	(1,595)	(5,681)	(9,454)	(14,772)

Income Before Provision for Income Taxes	27,143	33,113	106,807	87,795
Provision for Income Taxes	6,711	8,179	30,848	24,634
Net Income	20,432	24,934	75,959	63,161
Net Income Attributable to Noncontrolling Interests (Note 2)	(5)	(22)	(13)	(65)
Net Income Attributable to Stepan Company	$20,427	$24,912	$75,946	$63,096

Net Income Per Common Share Attributable to Stepan Company (Note 9):
Basic	$0.90	$1.10	$3.34	$2.78
Diluted	$0.89	$1.09	$3.31	$2.76

Shares Used to Compute Net Income Per Common Share Attributable to Stepan Company (Note 9):
Basic	22,819	22,732	22,771	22,731
Diluted	23,082	22,853	22,975	22,851

Dividends Declared Per Common Share	$0.19	$0.18	$0.57	$0.54

(a)

For the three and nine months ended September 30, 2015, deferred compensation expense (income) was included in the administrative expense line. The 2015 amounts have been classified separately to conform to the current year presentation.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited

(In thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
Net income	$20,432	$24,934	$75,959	$63,161
Other comprehensive income (loss):
Foreign currency translation adjustments (Note 10)	(2,213)	(19,793)	7,685	(38,988)
Pension liability adjustment, net of tax (Note 10)	497	722	1,626	2,221
Derivative instrument activity, net of tax (Note 10)	—	(14)	(27)	(40)
Other comprehensive income (loss)	(1,716)	(19,085)	9,284	(36,807)
Comprehensive income	18,716	5,849	85,243	26,354
Comprehensive (income) loss attributable to noncontrolling interests (Note 2)	(1)	21	24	(24)
Comprehensive income attributable to Stepan Company	$18,715	$5,870	$85,267	$26,330

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(In thousands)	September 30, 2016	December 31, 2015
Assets
Current Assets:
Cash and cash equivalents	$207,000	$176,143
Receivables, net	281,130	249,602
Inventories (Note 6)	184,012	170,424
Other current assets	24,190	23,404
Total current assets	696,332	619,573
Property, Plant and Equipment:
Cost	1,502,133	1,446,098
Less: accumulated depreciation	(928,435)	(890,635)
Property, plant and equipment, net	573,698	555,463
Goodwill, net	11,284	11,265
Other intangible assets, net	15,910	17,957
Long-term investments (Note 3)	23,162	20,910
Other non-current assets (Note 18)	10,704	13,224
Total assets	$1,331,090	$1,238,392
Liabilities and Equity
Current Liabilities:
Current maturities of long-term debt (Note 12)	$19,669	$18,806
Accounts payable	129,089	128,605
Accrued liabilities	95,965	95,833
Total current liabilities	244,723	243,244
Deferred income taxes	13,187	9,455
Long-term debt, less current maturities (Note 12 and 18)	306,478	312,548
Other non-current liabilities	126,970	114,761
Commitments and Contingencies (Note 7)
Equity:
Common stock, $1 par value; authorized 60,000,000 shares; Issued shares 25,872,667 in 2016 and 25,709,391 shares in 2015	25,873	25,709
Additional paid-in capital	155,766	144,601
Accumulated other comprehensive loss (Note 10)	(115,767)	(125,088)
Retained earnings	643,422	580,208
Less: Common treasury stock, at cost, 3,470,084 shares in 2016 and 3,428,541 shares in 2015	(70,938)	(68,446)
Total Stepan Company stockholders’ equity	638,356	556,984
Noncontrolling interests (Note 2)	1,376	1,400
Total equity	639,732	558,384
Total liabilities and equity	$1,331,090	$1,238,392

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(In thousands)	Nine Months Ended September 30
	2016	2015
Cash Flows From Operating Activities
Net income	$75,959	$63,161
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	55,196	49,653
Deferred compensation	12,595	1,228
Realized and unrealized (gains) losses on long-term investments	(720)	293
Stock-based compensation	8,055	2,961
Deferred income taxes	4,169	107
Other non-cash items	2,120	1,867
Changes in assets and liabilities:
Receivables, net	(30,270)	(10,338)
Inventories	(12,485)	(5,515)
Other current assets	(308)	(1,572)
Accounts payable and accrued liabilities	5,142	23,946
Pension liabilities	415	576
Environmental and legal liabilities	498	(1,503)
Deferred revenues	(846)	(1,063)
Excess tax benefit from stock options and awards	(1,828)	(260)
Net Cash Provided By Operating Activities	117,692	123,541
Cash Flows From Investing Activities
Expenditures for property, plant and equipment	(69,761)	(90,328)
Business acquisition (Note 17)	—	(5,133)
Proceeds from sale of product line (Note14)	—	3,262
Other, net	(2,788)	(3,578)
Net Cash Used In Investing Activities	(72,549)	(95,777)
Cash Flows From Financing Activities
Term loan	—	100,000
Revolving debt and bank overdrafts, net	1,014	(23,656)
Other debt repayments	(6,193)	(7,228)
Dividends paid	(12,732)	(12,067)
Company stock repurchased	(2,408)	(2,000)
Stock option exercises	3,290	431
Excess tax benefit from stock options and awards	1,828	260
Other, net	(275)	(673)
Net Cash (Used In) Provided By Financing Activities	(15,476)	55,067
Effect of Exchange Rate Changes on Cash	1,190	(7,589)
Net Increase in Cash and Cash Equivalents	30,857	75,242
Cash and Cash Equivalents at Beginning of Period	176,143	85,215
Cash and Cash Equivalents at End of Period	$207,000	$160,457
Supplemental Cash Flow Information
Cash payments of income taxes, net of refunds	$18,577	$12,560
Cash payments of interest	$9,592	$6,381

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

Unaudited

1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements included herein have been prepared by Stepan Company (Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate and make the information presented not misleading.  In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company’s financial position as of September 30, 2016,  results of operations for the three and nine months ended September 30, 2016 and 2015, and cash flows for the nine months ended September 30, 2016 and 2015, have been included.  These financial statements and related footnotes should be read in conjunction with the financial statements and related footnotes included in the Company’s 2015 Annual Report on Form 10-K.

2.	RECONCILIATIONS OF EQUITY

Below are reconciliations of total equity, Company equity and equity attributable to noncontrolling interests for the nine months ended September 30, 2016 and 2015:

(In thousands)	Total Equity	Stepan Company Equity	Noncontrolling Interests’ Equity (3)
Balance at January 1, 2016	558,384	$556,984	$1,400
Net income	75,959	75,946	13
Dividends	(12,732)	(12,732)	—
Common stock purchases (1)	(2,643)	(2,643)	—
Stock option exercises	3,290	3,290	—
Defined benefit pension adjustments, net of tax	1,626	1,626	—
Translation adjustments	7,685	7,722	(37)
Derivative instrument activity, net of tax	(27)	(27)	—
Other (2)	8,190	8,190	—
Balance at September 30, 2016	$639,732	$638,356	$1,376

(In thousands)	Total Equity	Stepan Company Equity	Noncontrolling Interests’ Equity (3)
Balance at January 1, 2015	$536,944	$535,546	$1,398
Net income	63,161	63,096	65
Dividends	(12,067)	(12,067)	—
Common stock purchases (1)	(2,273)	(2,273)	—
Stock option exercises	431	431	—
Defined benefit pension adjustments, net of tax	2,221	2,221	—
Translation adjustments	(38,988)	(38,947)	(41)
Derivative instrument activity, net of tax	(40)	(40)	—
Other (2)	3,617	3,617	—
Balance at September 30, 2015	$553,006	$551,584	$1,422
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

The following describe the financial instruments held by the Company at September 30, 2016, and December 31, 2015, and the methods and assumptions used to estimate the instruments’ fair values:

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

Long-term investments

Long-term investments included the mutual fund assets the Company held to fund a portion of its deferred compensation liabilities and all of its non-qualified supplemental executive defined contribution obligations (see the defined contribution plans section of Note 8).  Fair value and carrying value were the same because the mutual fund assets were recorded at fair value in accordance with the fair value option guidance established by the Financial Accounting Standards Board (FASB).  Fair values for the mutual funds were calculated using the published market price per unit at the reporting date multiplied by the number of units held at the reporting date.  See the table that follows the financial instrument descriptions for the reported fair value of long-term investments.

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

At September 30, 2016, and December 31, 2015, the fair values of debt and the related carrying values, including current maturities, were as follows (the fair value and carrying value amounts are presented without regard to unamortized debt issuance costs of $1,193,000 and $1,269,000 as of September 30, 2016 and December 31, 2015, respectively):

(In thousands)	September 30, 2016	December 31, 2015
Fair value	$337,956	$331,183
Carrying value	327,340	332,623

The following tables present financial assets and liabilities measured on a recurring basis at fair value as of September 30, 2016, and December 31, 2015, and the level within the fair value hierarchy in which the fair value measurements fall:

(In thousands)	September 2016	Level 1	Level 2	Level 3
Mutual fund assets	$23,162	$23,162	$—	$—
Derivative assets:
Foreign currency contracts	450	—	450	—
Total assets at fair value	$23,612	$23,162	$450	$—
Derivative liabilities:
Foreign currency contracts	$388	$—	$388	$—
Interest rate contracts	82	—	82	—
Total liabilities at fair value	$470	$—	$470	$—

(In thousands)	December 2015	Level 1	Level 2	Level 3
Mutual fund assets	$20,910	$20,910	$—	$—
Derivative assets:
Foreign currency contracts	112	—	112	—
Total assets at fair value	$21,022	$20,910	$112	$—
Derivative liabilities :
Foreign currency contracts	$305	$—	$305	$—
Interest rate contracts	53	—	53	—
Total liabilities at fair value	$358	$—	$358	$—

4.	DERIVATIVE INSTRUMENTS

The Company is exposed to certain risks relating to its ongoing business operations. The primary risk managed by the use of derivative instruments is foreign currency exchange risk.  The Company holds forward foreign currency exchange contracts that are not designated as any type of accounting hedge as defined by U.S. GAAP.  The Company uses these contracts to manage its exposure to exchange rate fluctuations on certain Company subsidiary cash, accounts receivable, accounts payable and other obligation balances that are denominated in currencies other than the entities’ functional currencies. The forward foreign exchange contracts are recognized on the balance sheet as either an asset or a liability measured at fair value. Gains and losses arising from recording the foreign exchange contracts at fair value are reported in earnings as offsets to the losses and gains reported in earnings arising from the re-measurement of the asset and liability balances into the applicable functional currencies. At September 30, 2016, and December 31, 2015, the Company had open forward foreign currency exchange contracts, all with durations of one to three months, to buy or sell foreign currencies with U.S. dollar equivalent amounts of $35,174,819 and $31,194,000, respectively.

The Company is exposed to volatility in short-term interest rates. The interest rate risk is partially mitigated by the periodic use of interest rate swaps on certain debt instruments.  The interest rate swaps are recognized on the balance sheet as either an asset or a liability measured at fair value.  The Company held interest rate swap contracts with notional values of $3,373,060 at September 30, 2016, and $3,724,000 at December 31, 2015. The contracts were designated as cash flow hedges. Period-to-period changes in the fair value of interest rate swap contracts are recognized as gains or losses in other comprehensive income, to the extent effective.  As each interest rate swap contract is settled, the corresponding gain or loss is reclassified out of accumulated other comprehensive income (AOCI) into earnings in that settlement period. The latest date through which the Company expects to hedge its exposure to the volatility of short-term interest rates is December 1, 2021.

The fair values of the derivative instruments held by the Company on September 30, 2016, and December 31, 2015, are disclosed in Note 3. Derivative instrument gains and losses for the three- and nine-month periods ended September 30, 2016 and 2015, were immaterial.  For amounts reclassified out of AOCI into earnings for the three- and nine-month periods ended September 30, 2016 and 2015, see Note 10.

5.	STOCK-BASED COMPENSATION

On September 30, 2016, the Company had stock options outstanding under its 2006 Incentive Compensation Plan and stock options, stock awards and stock appreciation rights (SARs) outstanding under its 2011 Incentive Compensation Plan.

Compensation expense (income) recorded for all stock options, stock awards and SARs was as follows:

(In thousands)
Three Months Ended September 30		Nine Months Ended September 30
2016	2015	2016	2015
$3,607	$(201)	$8,055	$2,961

The increases in stock-based compensation expense between the three-month and nine-month periods ended September 30, 2016 and 2015 were primarily attributable to compensation related to cash-settled SARs and performance awards. Increases in the fair values of cash-settled SARs, driven by a significant rise in Company common stock prices, led to higher SARs compensation expense. The increased expense for performance awards resulted from management’s assessment that the profitability metrics for certain grants would be achieved at greater levels than previously estimated.

Unrecognized compensation costs for stock options, stock awards and SARs were as follows:

(In thousands)	September 30, 2016	December 31, 2015
Stock options	$1,239	$784
Stock awards	5,012	3,396
SARs	2,563	1,644

The increases in unrecognized compensation costs for stock options, stock awards and SARs reflected the 2016 grants of:

Shares
Stock options	103,709
Stock awards (at target)	74,279
SARs	215,288

The unrecognized compensation costs at September 30, 2016 are expected to be recognized over weighted-average periods of 1.2 years, 1.9 years and 1.2 years for stock options, stock awards and SARs, respectively.

6.	INVENTORIES

The composition of inventories was as follows:

(In thousands)	September 30, 2016	December 31, 2015
Finished goods	$132,904	$124,481
Raw materials	51,108	45,943
Total inventories	$184,012	$170,424

Inventories are priced primarily using the last-in, first-out inventory valuation method.  If the first-in, first-out inventory valuation method had been used for all inventories, total inventory balances would have been approximately $26,235,000 and $18,171,000 higher than reported at September 30, 2016, and December 31, 2015, respectively.

7.	CONTINGENCIES

There are a variety of legal proceedings pending or threatened against the Company.  Some of these proceedings may result in fines, penalties, judgments or costs being assessed against the Company at some future time.  The Company’s operations are subject to extensive local, state and federal regulations, including the U.S. Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) and the Superfund amendments of 1986.  Over the years, the Company has received requests for information related to or has been named by the government as a potentially responsible party (PRP) at a number of waste disposal sites where cleanup costs have been or may be incurred under CERCLA and similar state statutes.  In addition, damages are being claimed against the Company in general liability actions for alleged personal injury or property damage in the case of some disposal and plant sites.  The Company believes that it has made adequate provisions for the costs it may incur with respect to these sites.

As of September 30, 2016, the Company estimated a range of possible environmental and legal losses of $21.4 million to $42.4 million.  At September 30, 2016, and December 31, 2015, the Company’s accrued liability for such losses, which represented the Company’s best estimate within the estimated range of possible environmental and legal losses, was $21.4 million and $20.9 million, respectively. During the first nine months of 2016 and 2015, cash outlays related to legal and environmental matters approximated $1.0 and $2.3 million, respectively.

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

Following are summaries of the material contingencies at September 30, 2016:

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

The Company and other prior owners also entered into an agreement in April 2004 waiving certain statute of limitations defenses for claims which may be filed by the Town of Wilmington, Massachusetts, in connection with this site.  While the Company has denied any liability for any such claims, the Company agreed to this waiver while the parties continue to discuss the resolution of any potential claims which may be filed.

The Company believes that based on current information its recorded liability for the claims related to this site is adequate.  However, depending on the ultimate cost of the remediation at this site, the amount for which the Company is liable could differ from the current estimates.

Mexico Value-Added Tax

In the first quarter of 2015, during an examination of the 2009 and 2010 financial records of the Company’s Mexico subsidiary, local tax authority auditors determined that the Company’s treatment of value-added tax (VAT) for purchase transactions with a certain vendor was incorrect. As a result, the tax authorities concluded that the Company owed past VAT from 2009-2010 along with assessed inflation, penalty and interest charges. Consequently, the Company recorded a liability and corresponding income statement charge for the VAT inflation, penalty and interest charges. The liability included the 2009–2010 assessment of inflation, penalty and interest charges plus an estimated amount for the potential exposure for 2011– 2014. The amount recorded was not material to the Company’s results of operations. No charge was recorded for the past unpaid VAT because the Company believes the amount will be recoverable through the normal VAT process. No exposure for years after 2014 exists as the Company remedied the underlying issue that led to the tax authorities’ determination.  In February 2016, the Company reached agreement with Mexico’s tax authorities on the amount of inflation, penalty and interest charged for the 2009 and 2010 years under audit.  No significant adjustments were required to the previously recorded liability.  Depending on the outcomes of future negotiations with Mexico tax authorities regarding the years 2011-2014 and the actual amount of the past VAT that is recovered by the Company, the final actual settlement could differ from the current recorded liability.

8.	POSTRETIREMENT BENEFIT PLANS

Defined Benefit Pension Plans

The Company sponsors various funded qualified and unfunded non-qualified defined benefit pension plans, the most significant of which cover employees in the U.S. and U.K. locations.  The U.S. and U.K. defined benefit pension plans are frozen and service benefits are no longer being accrued.

Components of Net Periodic Benefit Cost

	UNITED STATES
(In thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
Interest cost	$1,741	$1,708	$5,200	$5,111
Expected return on plan assets	(2,251)	(2,398)	(6,759)	(7,184)
Amortization of net actuarial loss	776	1,103	2,540	3,401
Net periodic benefit cost	$266	$413	$981	$1,328

	UNITED KINGDOM
(In thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
Interest cost	$177	$200	$564	$593
Expected return on plan assets	(218)	(268)	(694)	(795)
Amortization of net actuarial loss	18	46	58	137
Net periodic benefit (income) cost	$(23)	$(22)	$(72)	$(65)

Employer Contributions

U.S. Plans

As a result of pension funding relief provisions included in the Highway and Transportation Funding Act of 2014, the Company expects to make no 2016 contributions to the funded U.S. qualified defined benefit plans. Approximately $178,000 is expected to be paid related to the unfunded non-qualified plans in 2016.  Of such amount, as of September 30, 2016, $156,000 had been paid related to the non-qualified plans in 2016.

U.K. Plan

The Company’s United Kingdom subsidiary expects to contribute approximately $380,000 to its defined benefit pension plan in 2016.  Of such amount, as of September 30, 2016, $300,000 had been contributed to the plan in 2016.

Defined Contribution Plans

The Company sponsors retirement savings defined contribution plans that cover U.S. and U.K. employees. The Company also sponsors a qualified profit sharing plan for its U.S. employees. The retirement savings and profit sharing defined contribution plans include a qualified plan and a non-qualified supplemental executive plan.

Defined contribution plan expenses for the Company’s retirement savings and profit sharing plans were as follows:

(In thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
Retirement savings plans	$1,304	$1,151	$3,849	$3,471
Profit sharing plan	1,595	1,377	5,098	3,568
Total defined contribution expense	$2,899	$2,528	$8,947	$7,039

The Company funds the obligations of its non-qualified supplemental executive defined contribution plans (supplemental plans) through a rabbi trust. The trust comprises various mutual fund investments selected by the participants of the supplemental plans. In accordance with the accounting guidance for rabbi trust arrangements, the assets of the trust and the obligations of the supplemental plans are reported on the Company’s consolidated balance sheets.  The Company elected the fair value option for the mutual fund investment assets so that offsetting changes in the mutual fund values and defined contribution plan obligations would be recorded in earnings in the same period. Therefore, the mutual funds are reported at fair value with any subsequent changes in fair value recorded in the consolidated statements of income. The liabilities related to the supplemental plans increase (i.e., supplemental plan expense is recognized) when the value of the trust assets appreciates and decrease when the value of the trust assets declines (i.e., supplemental plan income is recognized). At September 30, 2016, the balance of the trust assets was $1,853,000, which equaled the balance of the supplemental plan liabilities (see the long-term investments section in Note 3 for further information regarding the Company’s mutual fund assets).

9.	EARNINGS PER SHARE

Below are the computations of basic and diluted earnings per share for the three and nine months ended September 30, 2016 and 2015:

(In thousands, except per share amounts)	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
Computation of Basic Earnings per Share
Net income attributable to Stepan Company	$20,427	$24,912	$75,946	$63,096
Weighted-average number of common shares outstanding	22,819	22,732	22,771	22,731
Basic earnings per share	$0.90	$1.10	$3.34	$2.78

Computation of Diluted Earnings per Share
Net income attributable to Stepan Company	$20,427	$24,912	$75,946	$63,096
Weighted-average number of shares outstanding	22,819	22,732	22,771	22,731
Add weighted-average net shares issuable from assumed exercise of options (under treasury stock method) (1)	134	119	124	117
Add weighted-average net shares related to unvested stock awards (under treasury stock method)	6	2	5	3
Add weighted-average net shares from assumed exercise of SARS (under treasury stock method)	73	—	40	—
Add weighted-average contingently issuable net shares related to performance stock awards (under treasury stock method)	50	—	35	—
Weighted-average shares applicable to diluted earnings	23,082	22,853	22,975	22,851
Diluted earnings per share	$0.89	$1.09	$3.31	$2.76

(1) Options to purchase 58,287 shares of Company common stock were excluded from the computations of diluted earnings per share for the nine months ended September 30, 2016. Options to purchase 90,734 and 136,170 shares of Company common stock were excluded from the computations of diluted earnings per share for the three and nine months ended September 30, 2015, respectively. The excluded options’ exercise prices were greater than the average market price for the common stock, and their effect would have been antidilutive.

10.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Below are the changes in the Company’s accumulated other comprehensive income (loss) (AOCI) balances by component (net of income taxes) for the three and nine months ended September 30, 2015 and 2016:

(In thousands)	Foreign Currency Translation Adjustments	Defined Benefit Pension Plan Adjustments	Cash Flow Hedge Adjustments	Total
Balance at June 30, 2015	$(62,111)	$(39,650)	$92	$(101,669)
Other comprehensive income before reclassifications	(19,750)	—	(16)	(19,766)
Amounts reclassified from AOCI	—	722	2	724
Net current-period other comprehensive income	(19,750)	722	(14)	(19,042)
Balance at September 30, 2015	$(81,861)	$(38,928)	$78	$(120,711)

Balance at June 30, 2016	$(78,406)	$(35,696)	$47	$(114,055)
Other comprehensive income before reclassifications	(2,209)	—	(2)	(2,211)
Amounts reclassified from AOCI	—	497	2	499
Net current-period other comprehensive income	(2,209)	497	—	(1,712)
Balance at September 30, 2016	$(80,615)	$(35,199)	$47	$(115,767)

Balance at December 31, 2014	$(42,914)	$(41,149)	$118	$(83,945)
Other comprehensive income before reclassifications	(38,947)	—	(43)	$(38,990)
Amounts reclassified from AOCI	—	2,221	3	$2,224
Net current-period other comprehensive income	(38,947)	2,221	(40)	(36,766)
Balance at September 30, 2015	$(81,861)	$(38,928)	$78	$(120,711)

Balance at December 31, 2015	$(88,337)	$(36,825)	$74	$(125,088)
Other comprehensive income before reclassifications	7,722	—	(34)	7,688
Amounts reclassified from AOCI	—	1,626	7	1,633
Net current-period other comprehensive income	7,722	1,626	(27)	9,321
Balance at September 30, 2016	$(80,615)	$(35,199)	$47	$(115,767)

Information regarding the reclassifications out of AOCI for the three and nine months ended September 30, 2016 and 2015, is displayed below:

(In thousands)	Amount Reclassified from AOCI (a)
AOCI Components	Three Months Ended September 30		Nine Months Ended September 30		Affected Line Item in Consolidated Statements of Income
	2016	2015	2016	2015
Amortization of defined benefit pension actuarial losses	$(794)	$(1,149)	$(2,598)	$(3,538)	(b)
	297	427	972	1,317	Tax benefit
	$(497)	$(722)	$(1,626)	$(2,221)	Net of tax
Gains and losses on cash flow hedges:
Interest rate contracts	$(7)	$(6)	$(20)	$(16)	Interest, net
Foreign exchange contracts	3	2	7	7	Cost of sales
	(4)	(4)	(13)	(9)	Total before tax
	2	2	6	6	Tax benefit
	$(2)	$(2)	$(7)	$(3)	Net of tax
Total reclassifications for the period	$(499)	$(724)	$(1,633)	$(2,224)	Net of tax

(a)	Amounts in parentheses denote expense to statement of income.
(b)	This component of accumulated other comprehensive income is included in the computation of net periodic benefit cost (see Note 8 for additional details).

11.	SEGMENT REPORTING

The Company has three reportable segments: Surfactants, Polymers and Specialty Products.  Net sales by segment for the three and nine months ended September 30, 2016 and 2015, were as follows:

(In thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
Segment Net Sales
Surfactants	$290,467	$290,830	$899,014	$921,124
Polymers	134,144	134,726	382,540	377,703
Specialty Products	20,419	18,455	63,976	58,049
Total	$445,030	$444,011	$1,345,530	$1,356,876

Segment operating income and reconciliations of segment operating income to consolidated income before income taxes for the three and nine months ended September 30, 2016 and 2015, are summarized below:

(In thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
Segment Operating Income
Surfactants	$20,737	$21,762	$85,214	$79,758
Polymers	27,087	24,588	80,278	62,802
Specialty Products	2,328	(268)	6,449	3,498
Segment operating income	50,152	46,082	171,941	146,058
Business restructuring	—	—	(1,061)	—
Unallocated corporate expenses (1)	(21,414)	(7,288)	(54,619)	(43,491)
Consolidated operating income	28,738	38,794	116,261	102,567
Interest expense, net	(2,824)	(3,837)	(9,855)	(10,760)
Loss from equity in joint ventures	—	(863)	—	(3,918)
Other, net	1,229	(981)	401	(94)
Consolidated income before income taxes	$27,143	$33,113	$106,807	$87,795

(1)

Unallocated corporate expenses primarily comprise corporate administrative expenses (e.g., corporate finance, legal, human resources, information systems, deferred compensation and environmental remediation) that are not included in segment operating income and not used to evaluate segment performance.

12.	DEBT

At September 30, 2016, and December 31, 2015, debt comprised the following:

(In thousands)	Maturity Dates	September 30, 2016	December 31, 2015
Unsecured private placement notes
3.95% (net of unamortized debt issuance cost of $394 and $383 for 2016 and 2015, respectively)	2021-2027	$99,606	$99,617
3.86% (net of unamortized debt issuance cost of $405 and $440 for 2016 and 2015, respectively)	2019-2025	99,595	99,560
4.86% (net of unamortized debt issuance cost of $236 and $260 for 2016 and 2015, respectively)	2017-2023	64,764	64,740
5.88% (net of unamortized debt issuance cost of $124 and $140 for 2016 and 2015, respectively)	2016-2022	34,162	39,860
5.69% (net of unamortized debt issuance cost of $34 and $46 for 2016 and 2015, respectively)	2016-2018	17,108	17,096
Unsecured U.S. bank debt	2019	—	—
Debt of foreign subsidiaries
Unsecured bank debt, foreign currency	2016	2,960	4,810
Unsecured bank term loan, foreign currency	2021	3,373	3,724
Secured bank debt, foreign currency	2016	4,579	1,947
Total debt		$326,147	$331,354
Less current maturities		19,669	18,806
Long-term debt		$306,478	$312,548

The Company has a committed $125,000,000 multi-currency revolving credit agreement that expires on July 10, 2019.  The Company maintains standby letters of credit under its workers’ compensation insurance agreements and for other purposes, as needed from time to time, which are issued under the revolving credit agreement. As of September 30, 2016, the Company had outstanding letters of credit totaling $4,927,000 and no outstanding borrowing under the revolving credit agreement. There was $120,073,000 available under the revolving credit agreement as of September 30, 2016.

The various loan agreements contain provisions which, among others, require maintenance of certain financial ratios and place limitations on additional debt, investments and payment of dividends. Based on the loan agreement provisions that place limitations on dividend payments, unrestricted retained earnings (i.e., retained earnings available for dividend distribution) were $156,906,000 and $119,891,000 at September 30, 2016 and December 31, 2015, respectively.

13.	OTHER, NET

Other, net in the consolidated statements of income included the following:

(In thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
Foreign exchange gain (loss)	$286	$(79)	$(489)	$20
Investment income	18	33	170	179
Realized and unrealized gain (loss) on investments	925	(935)	720	(293)
Other, net	$1,229	$(981)	$401	$(94)

14.	SALE OF PRODUCT LINE

In January 2015, the Company sold its specialty polyurethane systems product line (kits) to J6 Polymers, LLC (J6) for cash of $3,262,000. Kits were a part of the Company’s Polymers segment. The sale of kits included inventory, customer and supplier lists, formulations, manufacturing procedures and all other intellectual property associated with the manufacturing and selling of kits. As a result of the sale, Company operating income for the nine months ended September 30, 2015, included a pretax gain of $2,862,000. The gain was attributed to the Polymer segment. J6 is a business wholly owned and operated by members of the immediate family of Robert J. Wood, a former Company executive who retired from the Company in April 2014. Mr. Wood is a managing member of J6.

15.	BUSINESS RESTRUCTURING

In May 2016, the Company announced plans to shut down its Longford Mills, Ontario, Canada manufacturing facility, a part of the Surfactants reportable segment, by December 31, 2016. Execution of this plan will result in a workforce reduction of approximately 30 employees.  Production of goods currently manufactured at the facility will be moved to other Company North American production sites. The plant closure is expected to enable the Company to improve its asset utilization in North America and to further reduce the Company’s fixed cost base. In addition to $1,061,000 of termination benefits that were recognized in the three and six months ended June 30, 2016, the Company expects to incur approximately $3,000,000 of plant consolidation expenses, including decommissioning. The plant consolidation and decommissioning expenses are expected to be incurred in the fourth quarter of 2016 and into 2017. No significant plant consolidation expenses have been incurred as of September 30, 2016. Earlier in the year, the Company announced the discontinuation of ethoxylation production at the site in the first quarter of 2016.

Below is a reconciliation of the beginning and ending balances of the restructuring liability:

(In thousands)	Termination Benefits
Restructuring liability at June 30, 2016	$1,061
Amounts paid	—
Foreign currency translation	(19)
Restructuring liability at September 30, 2016	$1,042

In addition to the restructuring costs, the Company reduced the useful lives of the manufacturing assets in the Longford Mills plant. As a result, the Company recognized $1,295,000 and $3,222,000 of additional depreciation expense for the three and nine months ended September 30, 2016, respectively (including first quarter depreciation of $1,084,000 related to the ethoxylation assets). The expense was included in the cost of sales line of the consolidated statements of income. The change in the useful lives of the assets will add approximately $1,300,000 of depreciation expense in the fourth quarter of 2016.

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

2015 Business Acquisition

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

2015 Asset Acquisition

On September 28, 2015, the Company closed on its agreement to purchase select chemical manufacturing assets from The Sun Products Corporation’s Pasadena, Texas, manufacturing site, and the Company exercised its option to purchase the land at this site.  The purchase price of the land and manufacturing assets was $13,000,000 cash, of which $3,377,000 was allocated to land and $9,623,000 was allocated to manufacturing assets.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which adds or clarifies guidance on the classification of eight specific types of cash flows. The update is intended to reduce the existing diversity in practice with respect to the specific cash flow items. The amendments in ASU No. 2016-15 are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The Company is assessing the impact that adoption of ASU No. 2016-15 will have on its cash flow presentation. ASU No. 2016-15 is not expected to have an effect on the Company’s financial position or results of operations.

19.	SUBSEQUENT EVENT

In October 2016, the Company’s subsidiary in Brazil closed on its previously announced agreement to acquire the commercial business of Tebras Tensoativos do Brazil Ltda. (Tebras) and the sulfonation production facility of PBC Industria Quimica Ltda. (PBC). The purchase price of the acquisition was R$79,000,000 (approximately $24,616,000), of which R$70,000,000 (approximately $21,812,000) was paid from cash on hand and R$9,000,000 (approximately $2,804,000) was deposited in escrow to cover certain potential losses as specified in the purchase agreement.  The Company is in the process of assessing the fair values of the assets and liabilities assumed and determining the allocation of the purchase price. As a result, no purchase price allocation or pro forma financial information is available at this time. The combined entities have annual sales of approximately $32,000,000, 25,000 metric tons of sulfonation capacity and a large, diverse customer portfolio.  The acquisition is expected to expand and diversify the Company’s customer base for sulfonated products in Brazil and to provide an opportunity to sell the Company’s broader surfactant portfolio to over 1,200 new customers who will benefit from the Company’s technical service and formulation support. The acquired business will be included in the Company’s Surfactants segment. The transaction is expected to have minimal impact on the Company’s 2016 financial results.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis (MD&A) of certain significant factors that have affected the Company’s financial condition and results of operations during the interim periods included in the accompanying condensed consolidated financial statements.

Certain matters discussed in the MD&A include forward-looking statements that are subject to certain risks, uncertainties and assumptions.  Such forward-looking statements are intended to be identified in this document by the words, “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should” and similar expressions.  Actual results may vary materially from these forward-looking statements.

Forward-looking statements speak only as of the date they are made, and the Company does not undertake any obligation to update them to reflect changes that occur after that date.  Factors that could cause actual results to differ materially include the items described in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 and its other filings with the Securities and Exchange Commission.

Overview

The Company produces and sells intermediate chemicals that are used in a wide variety of applications worldwide. The overall business comprises three reportable segments:

•

Surfactants – Surfactants, which accounted for 67 percent of consolidated net sales for the first three quarters of 2016, are principal ingredients in consumer and industrial cleaning products such as detergents for washing clothes, dishes, carpets, floors and walls, as well as shampoos and body washes. Other applications include fabric softeners, germicidal quaternary compounds, lubricating ingredients, emulsifiers for spreading agricultural products and industrial applications such as latex systems, plastics and composites. Surfactants are manufactured at six North American sites (five in the U.S. and one in Canada), three European sites (United Kingdom, France and Germany), four Latin American sites (Mexico, Colombia and two sites in Brazil) and two Asian sites (Philippines and Singapore). In June 2016, the Company announced plans to shut down its production facility in Canada by the end of 2016, moving the production of goods currently manufactured in Canada to other Company North American production sites. In October 2016, the Company’s subsidiary in Brazil closed on its previously announced agreement to acquire the commercial business of Tebras Tensoativos do Brazil Ltda. and the sulfonation production facility of PBC Industria Quimica Ltda. See Note 19, Subsequent Event, to the condensed consolidated financial statements for information regarding the acquisition. Prior to 2016, the Company also held a 50 percent ownership interest in a joint venture, TIORCO, LLC (TIORCO), that marketed chemical solutions for enhanced oil recovery (EOR). The joint venture was accounted for under the equity method, and its financial results were excluded from surfactant segment operating results. In October 2015, the Company and its partner, Nalco Company (a subsidiary of Ecolab Inc.), made the decision to dissolve TIORCO. No business activities have been conducted since the fourth quarter of 2015. Legal dissolution of TIORCO is finalized.

•

Polymers – Polymers, which accounted for 28 percent of consolidated net sales for the first three quarters of 2016, include polyurethane polyols, polyester resins and phthalic anhydride.  Polyurethane polyols are used in the manufacture of rigid foam for thermal insulation in the construction industry and are also a base raw material for coatings, adhesives, sealants and elastomers (collectively CASE products) and flexible foams. Polyester resins, which include liquid and powdered products, are used in CASE and polyurethane systems house applications. CASE, polyester resins and flexible foam are collectively referred to as specialty polyols. Phthalic anhydride is used in unsaturated polyester resins, alkyd resins and plasticizers for applications in construction materials and components of automotive, boating and other consumer products. In addition, the Company uses phthalic anhydride internally in the production of polyols.  In the U.S., polyurethane polyols and phthalic anhydride are manufactured at the Company’s Millsdale, Illinois, site and specialty polyols are manufactured at the Company’s Columbus, Georgia, site. In Europe, polyurethane polyols are manufactured at the Company’s subsidiary in Germany, and specialty polyols are manufactured at the Company’s Poland subsidiary. In China, polyurethane polyols and specialty polyols are manufactured at the Company’s Nanjing, China, manufacturing plant that was commissioned in early 2016.

•

Specialty Products – Specialty products, which accounted for five percent of consolidated net sales for the first three quarters of 2016, include flavors, emulsifiers and solubilizers used in food, flavoring, nutritional supplement and pharmaceutical applications. Specialty products are primarily manufactured at the Company’s Maywood, New Jersey, site and, in some instances, at outside contractors.

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

	Income (Expense)
(In millions)	For the Three Months Ended September 30
	2016	2015	Change
Deferred Compensation (Operating expenses)	$(7.4)	$6.9	$(14.3)	(1)
Realized/Unrealized Gains (Losses) on Investments (Other, net)	0.8	(0.8)	1.6
Investment Income (Other, net)	—	0.1	(0.1)
Pretax Income Effect	$(6.6)	$6.2	$(12.8)

	Income (Expense)
(In millions)	For the Nine Months Ended September 30
	2016	2015	Change
Deferred Compensation (Operating expenses)	$(12.6)	$(1.2)	$(11.4)	(1)
Realized/Unrealized Gains (Losses) on Investments (Other, net)	0.6	(0.2)	0.8
Investment Income (Other, net)	0.2	0.2	—
Pretax Income Effect	$(11.8)	$(1.2)	$(10.6)
(1)	See the applicable Corporate Expenses section of this MD&A for details regarding the changes in deferred compensation expense.

Effects of Foreign Currency Translation

The Company’s foreign subsidiaries transact business and report financial results in their respective local currencies. As a result, foreign subsidiary income statements are translated into U.S. dollars at average foreign exchange rates appropriate for the reporting period. Because foreign exchange rates fluctuate against the U.S. dollar over time, foreign currency translation affects period-to-period comparisons of financial statement items (i.e., because foreign exchange rates fluctuate, similar period-to-period local currency results for a foreign subsidiary may translate into different U.S. dollar results). The following table presents the effects that foreign currency translation had on the period-over-period changes in consolidated net sales and various income line items for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30			(Decrease)
(In millions)	2016	2015	Increase (Decrease)	Due to Foreign Currency Translation
Net Sales	$445.0	$444.0	$1.0	$(6.3)
Gross Profit	83.4	77.6	5.8	(0.4)
Operating Income	28.7	38.8	(10.1)	(0.1)
Pretax Income	27.1	33.1	(6.0)	(0.1)

	Nine Months Ended September 30			(Decrease)
(In millions)	2016	2015	Increase (Decrease)	Due to Foreign Currency Translation
Net Sales	$1,345.5	$1,356.9	$(11.4)	$(34.8)
Gross Profit	269.8	233.6	36.2	(5.5)
Operating Income	116.3	102.6	13.7	(3.4)
Pretax Income	106.8	87.8	19.0	(3.3)

RESULTS OF OPERATIONS

Three Months Ended September 30, 2016 and 2015

Summary

Net income attributable to the Company for the third quarter of 2016 declined 18 percent to $20.4 million, or $0.89 per diluted share, from $24.9 million, or $1.09 per diluted share, for the third quarter of 2015. Adjusted net income increased 16 percent to $24.5 million, or $1.06 per diluted share, from $21.1 million, or $0.92 per diluted share (See the ‘Reconciliation of Non-GAAP Adjusted Net Income and Earnings per Share’ section of this MD&A for reconciliations between non-GAAP adjusted net income and adjusted earnings per diluted share and reported net income attributable to the Company and reported earnings per diluted share). Below is a summary discussion of the major factors leading to the quarter-over-quarter changes in net sales, profits and expenses.  A detailed discussion of segment operating performance for the third quarter of 2016 compared to the third quarter of 2015 follows the summary.

Consolidated net sales increased $1.0 million, or less than one percent, between quarters. Sales volume increased two percent, which favorably impacted the quarter-over-quarter change in net sales by $10.1 million. Surfactant sales volume was flat quarter over quarter, while Polymer and Specialty Product sales volume increased 11 percent and 13 percent, respectively.   The effect of increased consolidated sales volume was offset by the unfavorable effects of foreign currency translation and lower average selling prices, which negatively affected the quarter-over-quarter net sales change by $6.3 million and $2.8 million, respectively. Declines in raw material costs, particularly in the Polymer segment, led to the reduced average selling prices. The unfavorable foreign currency translation effect reflected a stronger U.S. dollar against nearly all currencies for countries where the Company has foreign operations.

Operating income for the third quarter of 2016 declined $10.1 million, or 26 percent, from operating income reported for the third quarter of 2015. Total segment operating income increased $4.1 million, but the improvement was more than offset by a $14.3 million increase in deferred compensation expense. With respect to segment operating income, Surfactant operating income declined quarter over quarter principally due to lower sales volumes and margins in both Latin America and Europe. Polymer operating income improved on increased sales volume, and Specialty Product operating income increased on higher sales volume and lower costs.

Operating expenses for the third quarter of 2016 increased $15.9 million, or 41 percent, over operating expenses for the third quarter of 2015. Higher deferred compensation expense drove most of the increase. Expenses other than deferred compensation increased $1.5 million, or three percent. Changes in the individual income statement line items that comprise the Company’s operating expenses were as follows:

•	Selling expenses were essentially unchanged quarter over quarter.

•	Administrative expenses declined $0.1 million, or one percent, quarter over quarter.

•

Research, development and technical service (R&D) expenses increased $1.6 million, or 13 percent, quarter over quarter largely due to higher U.S. expenses for fringe benefits ($1.2 million). Higher incentive-based compensation, driven by improved Company financial results and common stock values, accounted for most of the increase in fringe benefits.

•

Deferred compensation expense increased $14.3 million quarter over quarter primarily due to a significant increase in the value of Company common stock during the third quarter of 2016 compared to a decrease in value during the third quarter of 2015. See the ‘Overview’ and ‘Corporate Expenses’ sections of this MD&A for further details.

Net interest expense for the third quarter of 2016 declined $1.0 million, or 26 percent, from net interest expense for the third quarter of 2015. The decline in interest expense reflected a combination of lower average debt levels, higher interest income and a larger quarter-over-quarter amount of interest capitalized as part of fixed asset projects.

The Company and its partner agreed to dissolve the TIORCO joint venture in the fourth quarter of 2015, and, therefore, the Company has reported no results in the loss from equity joint venture line in 2016. The Company’s share of TIORCO’s third quarter 2015 loss was $0.9 million.

Other, net was $1.2 million of income for the third quarter of 2016 compared to $1.0 million of expense for the same period of 2015. The Company posted $0.9 million of investment income (including realized and unrealized gains and losses) for the Company’s deferred compensation and supplemental defined contribution mutual fund assets in the third quarter of 2016 compared to $0.9 million of expense in last year’s third quarter. In addition, the Company reported foreign exchange gains of $0.3 million in the third quarter of 2016 compared to losses of $0.1 million in the third quarter of 2015.

The effective tax rate was 24.7 percent for both the third quarter of 2016 and the third quarter of 2015.

Segment Results

	For the Three Months Ended
(In thousands)	September 30,	September 30,	Increase	Percent
Net Sales	2016	2015	(Decrease)	Change
Surfactants	$290,467	$290,830	$(363)	—
Polymers	134,144	134,726	(582)	—
Specialty Products	20,419	18,455	1,964	11
Total Net Sales	$445,030	$444,011	$1,019	—

	For the Three Months Ended
(In thousands)	September 30,	September 30,	Increase	Percent
Operating Income	2016	2015	(Decrease)	Change
Surfactants	$20,737	$21,762	$(1,025)	-5
Polymers	27,087	24,588	2,499	10
Specialty Products	2,328	(268)	2,596	NM
Segment Operating Income	$50,152	$46,082	$4,070	9
Corporate Expenses, Excluding Deferred Compensation	13,973	14,210	(237)	-2
Deferred Compensation Expense (Income)	7,441	(6,922)	14,363	NM
Total Operating Income	$28,738	$38,794	$(10,056)	-26

Surfactants

Surfactant net sales for the third quarter of 2016 declined $0.4 million, or less than one percent, from net sales for the third quarter of 2015. The decline in net sales primarily resulted from the unfavorable effects of foreign currency translation, which negatively affected the quarter-over-quarter change in net sales by $4.7 million. Sales volume, which was flat quarter over quarter, had a $1.0 million unfavorable effect on the net sales change. Sales volumes for operations in Latin America and Europe declined quarter over quarter, while sale volumes for operations in North America and Asia increased. The impact of higher selling prices offset the effects of foreign currency exchange and sales volume by $5.3 million. A quarter-over-quarter comparison of net sales by region follows:

	For the Three Months Ended
(In thousands)	September 30, 2016	September 30, 2015	Increase (Decrease)	Percent Change
North America	$175,333	$173,568	$1,765	1
Europe	61,451	64,795	(3,344)	-5
Latin America	36,078	37,534	(1,456)	-4
Asia	17,605	14,933	2,672	18
Total Surfactants Segment	$290,467	$290,830	$(363)	—

Net sales for North American operations increased one percent quarter over quarter. Sales volume improved four percent, which favorably affected the change in net sales by $7.1 million. A three percent decline in selling prices offset the effect of increased sales volume by $5.3 million. Increased sales volume for laundry and cleaning products accounted for the sales volume improvement. New business, particularly with respect to the Company’s supply agreement with The Sun Products Corporation (SUN) that commenced during the third quarter of 2015, accounted for the growth of laundry and cleaning products volume. Weaker demand for products used in personal care applications partially offset the increased laundry and cleaning sales volumes. In addition, lower crude oil prices led to a quarter-over-quarter decline in sales volumes for products used in oil fields, particularly for enhanced oil recovery applications. The selling price decrease was principally attributable to sales product mix.

Net sales for European operations declined five percent due to the unfavorable effects of foreign currency translation and to a four percent decline in sales volume, which accounted for $4.0 million and $2.8 million of the quarter-over-quarter change in net sales dollars. The effects of foreign currency exchange and decreased sales volume were partially mitigated by a six percent increase in average selling price that had a $3.6 million positive impact on net sales. The decline in sales volume was mainly attributable to weaker demand for laundry and cleaning and personal care products, partially offset by increased volumes of general surfactants sold to distributor partners. A stronger U.S. dollar against the British pound sterling led to the foreign currency translation result, and the higher selling prices reflected increased raw material costs.

Net sales for Latin American operations declined four percent largely due to a 12 percent decrease in sales volume that unfavorably affected the quarter-over-quarter change in net sales by $4.4 million. Although all three Latin American locations posted lower quarter-over-quarter sales volume, most of the sales volume decline was attributable to the Company’s Brazil subsidiary, which experienced weaker demand for laundry and cleaning products along with some lost business for products exported outside of Brazil. The negative effect of decreased sales volumes was partially offset by a 10 percent increase in average selling prices, which favorably impacted net sales by $3.3 million. The selling price increase reflected higher raw material costs. The effects of foreign currency translation were an unfavorable $0.4 million.

Net sales for Asian operations increased 18 percent due to increases in selling prices and sales volume of 13 percent and seven percent, respectively. The higher selling prices had a $2.0 million positive effect on the quarter-over-quarter change in net sales, while the growth in sales volume had a $1.0 million positive impact. New business and increased demand from existing customers of the Company’s Philippine subsidiary accounted for the improved sales volume. The effects of foreign currency translation were an unfavorable $0.3 million.

Surfactant operating income for the third quarter of 2016 declined $1.0 million, or five percent, from operating income for the third quarter of 2015.  Gross profit increased $1.2 million on improved results from Asia. Operating expenses increased $2.2 million, or 10 percent. Quarter-over-quarter comparisons of gross profit by region and total segment operating expenses and operating income follow:

(In thousands)	For the Three Months Ended
	September 30, 2016	September 30, 2015	Increase (Decrease)	Percent Change
Gross Profit and Operating Income
North America	$28,025	$27,858	$167	1
Europe	6,323	7,473	(1,150)	-15
Latin America	5,219	6,316	(1,097)	-17
Asia	6,274	3,006	3,268	109
Surfactants Segment Gross Profit	$45,841	$44,653	$1,188	3
Operating Expenses	25,104	22,891	2,213	10
Operating Income	$20,737	$21,762	$(1,025)	-5

Gross profit for North American operations increased one percent quarter over quarter principally as the result of the four percent increase in sales volume. The favorable effect of the increased sales volume was largely offset by accelerated depreciation related to the planned cessation of manufacturing operations at the Company’s Canadian plant, which reduced gross profit by $1.3 million. An additional $1.3 million of accelerated depreciation is expected to be incurred in the fourth quarter of 2016.

Gross profit for European operations declined 15 percent between quarters primarily due to the effects of the four percent sales volume decline and higher manufacturing expenses. Approximately $0.7 million of costs associated with the planned 30-day mandatory inspection shutdown of the Company’s plant in Germany accounted for the higher manufacturing expenses. The shutdown is complete and the plant was back to normal operations in October 2016. A charge to recognize the estimated settlement of an unresolved customer claim also contributed to Europe’s lower year-over-year gross profit.

Gross profit for Latin American operations declined 17 percent largely due to the 12 percent decrease in sales volume. Sales margins also declined, primarily as a result of a less favorable sales mix.

The increase in gross profit for Asia operations was attributable to the seven percent increase in sales volume and to a better mix of sales at both the Philippine and Singapore subsidiaries.

Operating expenses for the Surfactants segment increased $2.2 million, or 10 percent, quarter over quarter. North American operations contributed $1.4 million of the segment’s operating expense increase, largely due to increased expenses for incentive-based compensation. Higher administrative expenses for European and Latin American operations accounted for most of the remainder of the overall increase.

Polymers

Polymer net sales for the third quarter of 2016 declined $0.6 million, or less than one percent, from net sales for last year’s third quarter. Sales volume increased 11 percent between quarters, which had a $14.4 million favorable effect on the quarter-over-quarter net sales change. All regions contributed to the sales volume improvement. Lower selling prices and the effects of foreign currency translation negatively impacted the net sales change by $13.4 million and $1.6 million, respectively. Quarter-over-quarter raw material cost declines led to the decrease in selling prices. The foreign currency translation effect reflected a stronger U.S. dollar against the currencies of the segment’s foreign operations. A quarter-over-quarter comparison of net sales by region follows:

(In thousands)	For the Three Months Ended
	September 30, 2016	September 30, 2015	Increase (Decrease)	Percent Change
North America	$85,534	$86,135	$(601)	-1
Europe	41,453	42,793	(1,340)	-3
Asia and Other	7,157	5,798	1,359	23
Total Polymers Segment	$134,144	$134,726	$(582)	—

Net sales for North American operations declined one percent despite an eight percent improvement in sales volume that had a $6.8 million favorable impact on the quarter-over-quarter change in net sales. An eight percent decline in selling prices, which reflected decreases in the costs of major raw materials, reduced quarter-over-quarter net sales by $7.4 million.  Sales volume of polyols used in rigid foam applications increased due to new business and the continued growth in demand for rigid foam insulation. Phthalic anhydride sales volume declined as the result of non-recurring 2015 spot sales and lost business. The effect of lost business was partially offset by sales volumes with new customers. Sales volume for specialty polyols declined largely due to lost CASE business.

Net sales for European operations declined three percent. Sales volume improved 10 percent, which favorably affected the quarter-over-quarter net sales change by $4.2 million. Increased demand for polyols used in rigid foam insulation and insulated metal panels coupled with some new business drove the increase in sales volume. The effects of reduced selling prices and foreign currency translation offset the impact of the increased sales volume by $4.2 million and $1.3 million, respectively. The decline in selling prices reflected decreases in the costs of major raw materials.

Net sales for Asia and Other operations increased 23 percent due to a 55 percent increase in sales volume, which had a $3.2 million favorable effect on the quarter-over-quarter change in net sales. Most of the sales improvement was from the Company’s new plant in Nanjing, China, which became fully operational in earlier in 2016. Lower selling prices and the negative effects of foreign currency translation offset the impact of the increased sales volume by $1.5 million and $0.3 million, respectively.

Polymer operating income for the third quarter of 2016 increased $2.5 million, or 10 percent, over operating income for the same quarter of last year. Gross profit increased $2.8 million due to the 11 percent increase in sales volume. Quarter-over-quarter comparisons of gross profit by region and total segment operating expenses and operating income follow:

(In thousands)	For the Three Months Ended
	September 30, 2016	September 30, 2015	Increase (Decrease)	Percent Change
Gross Profit and Operating Income
North America	$28,909	$24,637	$4,272	17
Europe	5,003	6,586	(1,583)	-24
Asia and Other	867	780	87	11
Polymers Segment Gross Profit	$34,779	$32,003	$2,776	9
Operating Expenses	7,692	7,415	277	4
Operating Income	$27,087	$24,588	$2,499	10

Gross profit for North American operations increased 17 percent quarter over quarter primarily due to the eight percent growth in sales volume and to higher sales margins. The improved margins reflected a more favorable mix of sales and the positive effects of lower raw material costs. In addition, unit manufacturing overhead costs declined as a result of greater production volume on plant expenses that remained essentially unchanged quarter over quarter. The Millsdale, Illinois, polymer plant will be shut down for 21 days in the fourth quarter of 2016 for a planned maintenance turnaround, which is expected to negatively affect fourth quarter 2016 profit.

Gross profit for European operations declined 24 percent quarter over quarter. The impact of the 10 percent sales volume improvement was more than offset by higher plant expenses that resulted from the planned 30-day mandatory inspection shutdown of manufacturing operations in Germany during the third quarter of 2016. Third quarter plant expenses were up quarter over quarter by

$1.2 million. In addition, as a result of the shutdown, third quarter 2016 production was limited, which drove the unit manufacturing costs higher and margins lower. The shutdown is complete and the plant returned to normal operations in October 2016.

The increase in gross profit for Asia and Other operations was mainly attributable to improved sales volume partially offset by the higher manufacturing costs of the new plant.

Polymer operating expenses increased $0.3 million, or four percent, quarter over quarter principally due to higher incentive-based compensation.

Specialty Products

Net sales for the third quarter of 2016 increased $2.0 million, or 11 percent, over net sales for the third quarter of 2015. A 13 percent increase in sales volume accounted for the improved net sales. The increased sales volume was primarily attributable to new business for food ingredient products and to greater demand for products used in flavoring applications. Operating income increased $2.6 million quarter over quarter primarily due to the increased sales volume, as well as improved margins precipitated by reduced raw material costs and operating expenses. The lower operating expenses reflected action effected in 2015 to reduce the segment’s cost structure.

Corporate Expenses

Corporate expenses, which were comprised of deferred compensation and other operating expenses that were not allocated to the reportable segments, increased $14.1 million to $21.4 million for the third quarter of 2016 from $7.3 million for the third quarter of 2015. The increase was primarily attributable to a $14.3 million unfavorable change related to deferred compensation. Deferred compensation was $7.4 million expense for the third quarter of 2016 compared to $6.9 million income for the third quarter of 2015. The increased expense primarily resulted from a $13.13 per share increase in the value of Company common stock in the third quarter of 2016 compared to a $12.50 per share decline for the same quarter of last year. The quarter-over-quarter change in effect from deferred compensation also reflected improved mutual fund investment gains between years. The following table presents the quarter-end Company common stock market prices used in the computation of deferred compensation expenses for the three months ended September 30, 2016 and 2015:

	2016		2015
	September 30	June 30	September 30	June 30
Company Common Stock Price	$72.66	$59.53	$41.61	$54.11

Nine Months Ended September 30, 2016 and 2015

Summary

Net income attributable to the Company for the first three quarters of 2016 increased 20 percent to $75.9 million, or $3.31 per diluted share, from $63.1 million, or $2.76 per diluted share, for the first three quarters of 2015. Adjusted net income increased 35 percent to $84.1 million, or $3.66 per diluted share, from $62.4 million, or $2.73 per diluted share (See the ‘Reconciliation of Non-GAAP Adjusted Net Income and Earnings per Share’ section of this MD&A for reconciliations between non-GAAP adjusted net income and adjusted earnings per diluted share and reported net income attributable to the Company and reported earnings per diluted share). Below is a summary discussion of the major factors leading to the year-over-year changes in net sales, profits and expenses.  A detailed discussion of segment operating performance for the first three quarters of 2016 compared to the first three quarters of 2015 follows the summary.

Consolidated net sales declined $11.3 million, or one percent, between years. Sales volume increased eight percent, which had a $114.0 million favorable effect on the year-over-year change in net sales. All three reportable segments contributed to the consolidated sales volume improvement. The effect of increased consolidated sales volume was more than offset by lower selling prices and the unfavorable effects of foreign currency translation, which negatively affected the year-over-year net sales change by $90.5 million and $34.8 million, respectively. The decreased selling prices were primarily attributable to declines in raw material costs. The unfavorable foreign currency translation effect reflected a stronger U.S. dollar against all currencies for countries where the Company has foreign operations.

Operating income for the first three quarters of 2016 improved $13.7 million, or 13 percent, over operating income reported for the same period of last year. Segment operating income improved $25.9 million, or 18 percent, as all reportable segments posted increases. Last year’s segment operating income (Polymer segment) included a $2.9 million gain on the sale of the Company’s specialty polyurethane systems product line (see Note 14 to the condensed consolidated financial statements for additional information). The increase in segment operating income was offset by $11.4 million of higher deferred compensation expense and by

$1.1 million of business restructuring costs. In addition, the year-over-year operating income increase was reduced by $3.4 million due to the unfavorable effects of foreign currency translation.

Operating expenses (including the business restructuring expenses) increased $19.7 million, or 15 percent, between years. Changes in the individual income statement line items that comprise the Company’s operating expenses were as follows:

•

Selling expenses increased $1.0 million, or two percent, year over year largely due to higher U.S. fringe benefit expenses, which reflected increased incentive-based compensation recognized as a result of the year-over-year improvement in Company financial performance and common stock value.

•

Administrative expenses increased $1.0 million, or two percent, year over year. The increase was attributable to greater expense for U.S. salaries and the related fringe benefits ($2.9 million) partially offset by decreased consulting fee expense ($2.2 million). Annual salary increases and higher incentive-based compensation contributed to the increase in salaries and fringe benefit expenses. External resources related to the initiative to improve efficiency across the Company’s global organization (referred to as DRIVE) have not been used in 2016, which led to the year-over-year decline in consulting fee expense.

•

R&D expenses increased $5.3 million, or 14 percent, year over year. Higher expense for U.S. salaries and the related fringe benefits ($3.7 million) was the major contributor to the increase. In addition, foreign R&D expenses grew $0.4 million, as some of the Company’s non-U.S. subsidiaries have added product development resources to support their local needs. The accumulation of increases for a number of other expense items accounted for the remainder of the year-over-year variance.

•

Deferred compensation expense increased $11.4 million year over year primarily due to a significantly larger increase in the value of Company common stock during the first three quarters of 2016 than for the first three quarters of 2015. See the ‘Overview’ and ‘Corporate Expenses’ sections of this MD&A for further details.

•

Business restructuring expenses were $1.1 million in the first three quarters of 2016. The restructuring expenses related to the announced planned closure of the Company’s surfactant plant in Canada by the end of 2016. There was no such restructuring in 2015.

The Company and its partner agreed to dissolve the TIORCO joint venture in the fourth quarter of 2015, and, therefore, the Company has reported no results in the loss from equity joint venture line in 2016. The Company’s share of TIORCO’s loss for the first three quarters of 2015 was $3.9 million.

Net interest expense for the first three quarters of 2016 declined $0.9 million, or eight percent, from net interest expense for the first three quarters of 2015. The decline in interest expense was principally attributable to higher interest income earned on excess cash.

Other, net was $0.4 million of income for the first three quarters of 2016 compared to $0.1 million of expense for the first three quarters of last year. The Company posted $0.9 million of investment income (including realized and unrealized gains and losses) for the Company’s deferred compensation and supplemental defined contribution mutual fund assets in the first three quarters of 2016 compared to $0.1 million of expense in the same period of 2015. In addition, the Company reported foreign exchange losses of $0.5 million in the first three quarters of 2016 compared to exchange gains of less than $0.1 million in the first three quarters of 2015.

The effective tax rate was 28.9 percent for the first three quarters of 2016 compared to 28.1 percent for the first three quarters of 2015.  The increase was primarily attributable to certain U.S. tax benefits which as a percentage of consolidated income had a less favorable impact on the effective tax rate for 2016 and a non-recurring U.S. tax credit recorded in the third quarter of 2015.  This increase was partially offset by the federal research and development tax credit recorded in 2016.  The effective tax rate for the first three quarters of 2015 did not include this credit since it was not re-enacted until the fourth quarter of 2015.

Segment Results

	For the Nine Months Ended
(In thousands)	September 30,	September 30,	Increase	Percent
Net Sales	2016	2015	(Decrease)	Change
Surfactants	$899,014	$921,124	$(22,110)	-2
Polymers	382,540	377,703	4,837	1
Specialty Products	63,976	58,049	5,927	10
Total Net Sales	$1,345,530	$1,356,876	$(11,346)	-1

	For the Nine Months Ended
(In thousands)	September 30,	September 30,	Increase	Percent
Operating Income	2016	2015	(Decrease)	Change
Surfactants	$85,214	$79,758	$5,456	7
Polymers	80,278	62,802	17,476	28
Specialty Products	6,449	3,498	2,951	84
Segment Operating Income	$171,941	$146,058	$25,883	18
Corporate Expenses, Excluding Deferred Compensation and Restructuring	42,024	42,263	(239)	-1
Deferred Compensation Expense	12,595	1,228	11,367	926
Business Restructuring	1,061	—	1,061	NM
Total Operating Income	$116,261	$102,567	$13,694	13

 Surfactants

Surfactant net sales for the first three quarters of 2016 declined $22.1 million, or two percent, from net sales for the first three quarters of 2015. Sales volume increased seven percent between years, which had a $62.6 million positive effect on the year-over-year net sales change. All regions, except Europe, reported sales volume improvements. Lower average selling prices and the unfavorable effects of foreign currency translation had negative effects of $56.6 million and $28.1 million, respectively, on the net sales change. North American operations accounted for most of the decline in selling prices, which reflected lower year-over-year costs for major raw materials and a less favorable sales mix. The foreign currency translation effect resulted from a stronger U.S. dollar compared to all currencies of the segment’s foreign operations. A year-over-year comparison of net sales by region follows:

(In thousands)	For the Nine Months Ended
	September 30, 2016	September 30, 2015	Increase (Decrease)	Percent Change
North America	$556,328	$563,119	$(6,791)	-1
Europe	182,402	200,207	(17,805)	-9
Latin America	109,881	112,050	(2,169)	-2
Asia	50,403	45,748	4,655	10
Total Surfactants Segment	$899,014	$921,124	$(22,110)	-2

Net sales for North American operations declined one percent between years. Sales volume increased 12 percent, which favorably affected the year-over-year change in net sales by $68.6 million. The effect of the increased sales volume was more than offset by a 12 percent decline in selling prices and the unfavorable impact of foreign currency translation, which negatively affected the change in net sales by $73.7 million and $1.7 million, respectively. Laundry and cleaning products were the largest contributors to the sales volume improvement, as the Company derived the benefits of the supply agreement with SUN that commenced during the third quarter of 2015. Sales volumes of general surfactants sold through distributors also improved year over year. Sales volume for products used in personal care applications declined, primarily due to weaker 2016 third quarter demand. In addition, lower crude oil prices led to a decrease in sales volumes of oil field products used in EOR applications. The year-over-year decline in sales prices primarily reflected decreased raw material costs, particularly for the first half of 2016, and a less favorable sales mix. The foreign currency impact reflected a stronger U.S. dollar relative to the Canadian dollar.

Net sales for European operations declined nine percent due to a three percent decline in sales volume, the unfavorable effects of foreign currency translation and lower selling prices, which accounted for $6.8 million, $6.8 million and $4.2 million of the year- over-year change in net sales. The decline in sales volume was mainly attributable to weaker demand for laundry and cleaning, personal care and agricultural chemical products. Sales volumes of general surfactants sold through distributors increased year over year. A stronger U.S. dollar against the British pound sterling and European euro accounted for the foreign currency translation result. Selling prices declined two percent between years largely as the result of decreases in raw material costs.

Net sales for Latin American operations declined two percent. Higher selling prices and a two percent increase in sales volume favorably affected the year-over-year change in net sales by $12.7 million and $2.8 million, respectively. The unfavorable effects of currency translation ($17.7 million) more than offset the positive impacts of increased sales prices and volumes. Improved laundry and cleaning sales volume for Brazil operations, due to new business and to greater demand from existing customers, accounted for most of the improvement in Latin American sales volume. Stronger demand for products used in agricultural applications contributed to Brazil’s improved sales volumes. The higher selling prices reflected increased raw material costs and a more favorable mix of sales.

The year-over-year weakening of the Brazilian real and Mexican and Colombian pesos against the U.S. dollar led to the foreign currency translation effect.

Net sales for Asian operations increased 10 percent primarily due to an eight percent increase in selling prices and a six percent improvement in sales volume, which positively affected the year-over-year change in net sales by $3.7 million and $2.9 million, respectively. New business and increased demand from existing customers led to improved sales volume for the Company’s Philippine operations. Foreign currency translation had a $2.0 million unfavorable effect on the net sales change.

Surfactant operating income for the first three quarters of 2016 increased $5.5 million, or seven percent, over operating income for the first three quarters of 2015.  Gross profit increased $12.7 million, or nine percent, largely due to higher sales volumes. The effects of foreign currency translation had an unfavorable $4.5 million impact on the year-over-year gross profit change. Operating expenses increased $7.2 million, or 11 percent. Year-over-year comparisons of gross profit by region and total segment operating expenses and operating income follow:

(In thousands)	For the Nine Months Ended
	September 30, 2016	September 30, 2015	Increase (Decrease)	Percent Change
Gross Profit and Operating Income
North America	$102,487	$92,626	$9,861	11
Europe	21,098	23,651	(2,553)	-11
Latin America	18,625	19,231	(606)	-3
Asia	16,495	10,497	5,998	57
Surfactants Segment Gross Profit	$158,705	$146,005	$12,700	9
Operating Expenses	73,491	66,247	7,244	11
Operating Income	$85,214	$79,758	$5,456	7

 Gross profit for North American operations increased 11 percent principally as the result of the 12 percent year-over-year increase in sales volume. Accelerated depreciation associated with the pending shutdown of manufacturing operations at the Company’s Canadian plant unfavorably impacted gross profit by $3.2 million.

Gross profit for European operations declined 11 percent between years primarily due to the effects of the three percent sales volume decline and higher costs. The higher costs included approximately $0.7 million of expenses associated with the planned 30-day mandatory inspection shutdown of the Company’s plant in Germany. The shutdown is complete and the plant returned to normal operations in October 2016. Charges to recognize the estimated settlements of unresolved customer claims also contributed to the higher costs. Foreign currency translation negatively affected the change in gross profit by $0.5 million.

Gross profit for Latin American operations declined three percent mainly due to a $3.3 million unfavorable effect of foreign currency translation, which more than offset the favorable impacts of the two percent sales volume increase and improved sales margins.

Asia gross profit increased 57 percent largely due to the six percent increase in sales volume and to margin improvement, particularly for Philippine operations. A more favorable product mix led to the margin improvement.

Operating expenses for the Surfactants segment increased $7.2 million, or 11 percent, year over year. Expenses were up for all regions, reflecting the increased resources and expenditures necessary to support the segment’s global organization and continued growth initiatives. In addition, U.S. incentive-based compensation increased between years due to improved Company financial performance and common stock prices. The favorable effects of foreign currency translation reduced the year-over-year change in operating expenses by $1.6 million.

Polymers

Polymer net sales for the first three quarters of 2016 increased $4.8 million, or one percent, over net sales for the same period of 2015.  Sales volume increased 14 percent, which had a $52.4 million favorable effect on the year-over-year net sales change. All regions contributed to the sales volume improvement. Lower selling prices and the effects of foreign currency translation unfavorably affected the net sales change by $40.9 million and $6.7 million, respectively. Year-over-year raw material cost declines led to the decrease in selling prices. The foreign currency translation effect reflected a stronger U.S. dollar against the currencies of the segment’s foreign operations. A year-over-year comparison of net sales by region follows:

(In thousands)	For the Nine Months Ended
	September 30, 2016	September 30, 2015	Increase	Percent Change
North America	$245,292	$244,617	$675	—
Europe	118,706	116,049	2,657	2
Asia and Other	18,542	17,037	1,505	9
Total Polymers Segment	$382,540	$377,703	$4,837	1

Net sales for North American operations increased less than one percent. Sales volume increased 12 percent, which had a $28.3 million favorable effect on the year-over-year net sales change. Selling prices declined 10 percent, which offset the impact of higher sales volume by $27.6 million. Sales volume of polyols used in rigid foam applications increased due to new business and the continued growth in demand for rigid foam insulation. Phthalic anhydride sales volume also increased, but sales volume for specialty polyols declined mainly due to reduced CASE sales. Year-over-year declines in the costs of raw materials led to the reduced selling prices.

Net sales for European operations increased two percent. Sales volume grew 15 percent, which had a $17.0 million favorable effect on the year-over-year net sales change. The sales volume improvement was driven by new business and increased demand for polyols used in rigid foam insulation and insulated metal panels. The effect of higher sales volume was partially offset by the impacts of reduced selling prices and foreign currency translation, which negatively affected the change in net sales by $8.8 million and $5.5 million, respectively. Lower raw material costs led to the decline in selling prices.

Net sales for Asia and Other operations increased nine percent between years due to a 38 percent increase in sales volume, which had a $6.4 million positive impact on the year-over-year net sales change. Business gained from efforts to fill the capacity of the Company’s new plant in Nanjing, China, accounted for most of the sales volume increase. The unfavorable effects of lower selling prices and foreign currency translation negatively impacted the change in net sales by $3.7 million and $1.2 million, respectively.

Polymer operating income for the first three quarters of 2016 increased $17.5 million, or 28 percent, over operating income for the first three quarters of 2015. Results for 2015 included a $2.9 million gain from the sale of Company’s specialty polyurethane systems product line. Gross profit increased $21.6 million, or 26 percent, due to the 14 percent increase in sales volume and to improved margins. Year-over-year comparisons of gross profit by region and total segment operating expenses and operating income follow:

(In thousands)	For the Nine Months Ended
	September 30, 2016	September 30, 2015	Increase (Decrease)	Percent Change
Gross Profit and Operating Income
North America	$79,908	$62,811	$17,097	27
Europe	21,028	16,952	4,076	24
Asia and Other	2,293	1,842	451	24
Polymers Segment Gross Profit	$103,229	$81,605	$21,624	26
Operating Expenses	22,951	21,665	1,286	6
Gain on Sale of Product Line	—	2,862	(2,862)	-100
Operating Income	$80,278	$62,802	$17,476	28

Gross profit for North American operations increased 27 percent year over year.  The 12 percent increase in sales volume, the positive effects of lower raw material costs and a more favorable mix of sales all contributed to the improved gross profit. In addition, unit manufacturing overhead costs declined as a result of increased production volume on plant expenses that were just two percent higher year over year. In the fourth quarter of 2016, the Millsdale, Illinois, polymer plant will be shut down for 21 days for the planned maintenance turnaround, which is expected to negatively affect fourth quarter 2016 profit.

Gross profit for European operations increased 24 percent primarily due to the 15 percent increase in sales volume and to lower raw material costs. The 2016 results were negatively affected by higher plant expenses that resulted from the planned 30-day mandatory inspection shutdown of manufacturing operations in Germany during the third quarter of 2016. As a result of the shutdown, third quarter 2016 plant expenses were $1.2 million greater than third quarter 2015 plant expenses. The shutdown is complete and the plant returned to normal operations in October 2016. The unfavorable effects of foreign currency negatively impacted the year-over-year change in gross profit by $0.8 million.

The 24 percent increase in gross profit for Asia and Other operations was principally attributable to the 38 percent increase in sales volume.

Operating expenses for the Polymers segment increased $1.3 million, or six percent, year over year largely due to higher incentive-based compensation resulting from improved year-over-year Company financial performance and common stock prices.

Specialty Products

Net sales for the first three quarters of 2016 increased $5.9 million, or 10 percent, over net sales for the first three quarters of 2015. A 10 percent increase in sales volume drove the net sales improvement. The sales volume growth was primarily attributable to increased business for food ingredient products. Operating income increased $3.0 million year over year due to increased sales volume, lower raw material costs and reduced operating expenses. The lower operating expenses reflected action effected in 2015 to reduce the segment’s cost structure.

Corporate Expenses

Corporate expenses increased $12.2 million to $55.7 million for the first three quarters of 2016 from $43.5 million for the first three quarters of 2015. The increase was primarily attributable to increased expenses for deferred compensation ($11.4 million) and fringe benefits ($1.4 million) and the restructuring charges associated with the announced closing of the Company’s Canada manufacturing facility ($1.1 million). Increased incentive-based compensation expenses, driven by improved year-over-year Company financial results, led to the higher fringe benefit expenses. Partially offsetting the noted increases was a $2.2 million reduction in consulting expense. External resources have not been used in the current year for the Company’s DRIVE efficiency efforts.

Deferred compensation expense was $12.6 million for the first three quarters of 2016 compared to $1.2 million for the same period of last year. The higher expense primarily resulted from a $22.97 per share increase in the value of Company common stock in the first three quarters of 2016 compared to a $1.53 per share increase for the first three quarters of 2015. The year-over-year increase in deferred compensation expense also reflected improved mutual fund investment gains between years. The following table presents the quarter-end Company common stock market prices used in the computation of deferred compensation expenses for the nine months ended September 30, 2016 and 2015:

	2016	2015		2014
	September 30	December 31	September 30	December 31
Company Common Stock Price	$72.66	$49.69	$41.61	$40.08

LIQUIDITY AND CAPITAL RESOURCES

Overview

For the nine months ended September 30, 2016, operating activities were a cash source of $117.7 million versus a source of $123.5 million for the comparable period in 2015. For the current year, investing cash outflows totaled $72.5 million, as compared to an outflow of $95.8 million in the prior year period, and financing activities were a use of $15.5 million, as compared to a source of $55.1 in the prior year period. Cash and cash equivalents increased by $30.9 million compared to December 31, 2015, including a favorable exchange rate impact of $1.2 million.

As of September 30, 2016, the Company’s cash and cash equivalents totaled $207.0 million, including $62.3 million in two separate U.S. money market funds, each of which was rated AAA by Standard and Poor’s and Aaa by Moody’s. Cash in U.S. demand deposit accounts totaled $37.9 million and cash of the Company’s non-U.S. subsidiaries held outside the U.S. totaled $106.8 million as of September 30, 2016.

Operating Activity

Net income increased by $12.8 million versus the comparable period in 2015. Working capital was a cash use of $37.9 million versus a source of $6.5 million for the comparable year-ago period.

Year-to-date accounts receivable were a use of $30.3 million compared to a use of $10.3 million for the comparable period in 2015. Inventories were a use of $12.5 million in 2016 versus a use of $5.5 million in 2015. Accounts payable and accrued liabilities were a source of $5.1 million in 2016 compared to a source of $23.9 million for the same period in 2015.

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

Investing Activity

Cash outflows for investing activities were down by $23.2 million year-over-year. Cash outflows from investing activities year-to-date included capital expenditures of $69.8 million compared to $90.3 million for the comparable period last year. Other investing activities consumed $2.8 million in 2016 versus a use of $5.4 million in 2015.

For 2016, the Company estimates that total capital expenditures will range from $110 million to $120 million including capacity expansions in the United States, Brazil and Poland.

Financing Activity

Cash flow used for financing activities was a use of $15.5 million in 2016 versus a source of $55.1 million in 2015. The Company purchases its common shares in the open market from time to time to fund its own benefit plans and also to mitigate the dilutive effect of new shares issued under its benefit plans. The Company may also make open market repurchases as cash flows permit when, in management’s opinion, the Company’s shares are undervalued in the market. For the nine months ended September 30, 2016, the Company purchased 43,835 shares in the open market at a total cost of $2.4 million.  At September 30, 2016, there were 717,929 shares remaining under the current share repurchase authorization.

Debt and Credit Facilities

Consolidated balance sheet debt decreased by $5.3 million for the current year, from $331.4 million to $326.1 million, primarily due to a decrease of domestic debt by $5.7 million. Net debt (which is defined as total debt minus cash – See the ‘Reconciliation of Non-GAAP Net Debt’ section of this MD&A) decreased by $36.1 million for the current year, from $155.2 million to $119.1 million.

As of September 30, 2016, the ratio of total debt to total debt plus shareholders’ equity was 33.8 percent compared to 37.2 percent at December 31, 2015. As of September 30, 2016, the ratio of net debt to net debt plus shareholders’ equity was 15.7 percent, compared to 21.8 percent at December 31, 2015. At September 30, 2016, the Company’s debt included $316.4 million of unsecured private placement loans with maturities ranging from 2016 through 2027. These loans are the Company’s primary source of long-term debt financing and are supplemented by bank credit facilities to meet short and medium-term needs.

The Company has a committed $125.0 million multi-currency syndicated revolving credit agreement. The credit agreement allows the Company to make unsecured borrowings, as requested from time to time, for working capital and other corporate purposes. This unsecured facility is the Company’s primary source of short-term borrowings and is committed through July 10, 2019, with terms and conditions that are substantially equivalent to those of the Company’s other U.S. loan agreements. As of September 30, 2016, the Company had outstanding letters of credit of $4.9 million under the revolving credit agreement, and no borrowings, with $120.1 million remaining available. The Company anticipates that cash from operations, committed credit facilities and cash on hand will be sufficient to fund anticipated capital expenditures, working capital, dividends and other planned financial commitments for the foreseeable future.

Certain foreign subsidiaries of the Company maintain term loans and short-term bank lines of credit in their respective local currencies to meet working capital requirements as well as to fund capital expenditure programs and acquisitions. At September 30, 2016, the Company’s foreign subsidiaries had outstanding debt of $10.9 million based on the applicable ending currency exchange rates at that date.

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

The Company believes it was in compliance with all of its loan agreements as of September 30, 2016. Based on current projections, the Company believes it will be in compliance with its loan agreements throughout 2016.

ENVIRONMENTAL AND LEGAL MATTERS

The Company’s operations are subject to extensive federal, state and local environmental laws and regulations or similar laws in the other countries in which the Company does business.  Although the Company's environmental policies and practices are designed to ensure compliance with these laws and regulations, future developments and increasingly stringent environmental regulation could require the Company to make additional unforeseen environmental expenditures.  The Company will continue to invest in the equipment and facilities necessary to comply with existing and future regulations.  For the nine months ended September 30, 2016 and 2015, the Company’s expenditures for capital projects related to the environment were $0.9 million and $1.3 million, respectively.  These projects are capitalized and depreciated over their estimated useful lives, which are typically 10 years.  Recurring costs associated with the operation and maintenance of facilities for waste treatment and disposal and managing environmental compliance in ongoing operations at the Company’s manufacturing locations were $18.2 million and $16.4 million for the nine months ended September 30, 2016 and 2015, respectively.  While difficult to project, it is not anticipated that these recurring expenses will increase significantly in the future.

Over the years, the Company has received requests for information related to or has been named by the government as a potentially responsible party at a number of waste disposal sites where cleanup costs have been or may be incurred under CERCLA and similar state or foreign statutes.  In addition, damages are being claimed against the Company in general liability actions for alleged personal injury or property damage in the case of some disposal and plant sites.  The Company believes that it has made adequate provisions for the costs it may incur with respect to the sites.  It is the Company’s accounting policy to record liabilities when environmental assessments and/or remedial efforts are probable and the cost or range of possible costs can be reasonably estimated.  When no amount within the range is a better estimate than any other amount, the minimum is accrued.  Some of the factors on which the Company bases its estimates include information provided by feasibility studies, potentially responsible party negotiations and the development of remedial action plans.  After partial remediation payments at certain sites, the Company has estimated a range of possible environmental and legal losses of $21.4 million to $42.4 million at September 30, 2016 compared to $20.9 million to $41.4 million at December 31, 2015.  At September 30, 2016, and December 31, 2015, the Company's accrued liability for such losses, which represented the Company’s best estimate within the estimated range of possible environmental and legal losses, was $21.4 million and $20.9 million, respectively.  During the first nine months of 2016 and 2015, cash outlays related to legal and environmental matters approximated $1.0 and $2.3 million, respectively.

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

OTHER MATTERS

In June 2016, Great Britain voted in a non-binding referendum to exit (referred to as ‘Brexit’) the European Union. While the entire economic impact of the potential exit is uncertain, the Company believes at this point that the effect of Brexit on the Company’s operations and financial performance will be minimal. The Company’s operations in the United Kingdom (U.K.) account for approximately five percent of Company consolidated net sales. As such, the Company’s exposure to the U.K. economy and the British pound sterling is relatively small. The Company is mostly naturally hedged since its U.K. operation primarily serves the U.K. market, whereas generally the Company’s competitors ship product from other locations in the European Union. The weakening of the British pound sterling following the Brexit vote had an insignificant impact on the Company’s 2016 third quarter and year-to-date financial results. The Company will continue to monitor the economic and operational consequences of Brexit as events unfold.

OUTLOOK

After a record nine months, management anticipates headwinds in the fourth quarter due to higher raw material costs versus fourth quarter of 2015, a scheduled maintenance shutdown of the Company’s phthalic anhydride unit and accelerated depreciation resulting from the closure of the Company’s Canadian plant. The Company’s base business should continue to benefit from higher polyol volumes, increased asset utilization and enhanced internal efficiencies.  Management believes the Company is positioned for continued growth in 2017.

CRITICAL ACCOUNTING POLICIES

There have been no changes to the critical accounting policies disclosed in the Company’s 2015 Annual Report on Form 10-K.

RECONCILIATIONS OF NON-GAAP ADJUSTED NET INCOME AND EARNINGS PER SHARE

	Three Months Ended September 30
(In millions, except per share amounts)	2016		2015
	Net Income	Diluted EPS	Net Income	Diluted EPS
Net Income Attributable to the Company as Reported	$20.4	$0.89	$24.9	$1.09

Deferred Compensation Expense (Income)	6.6	0.28	(6.2)	(0.27)
Cumulative Tax Effect on Above Adjustment Items	(2.5)	(0.11)	2.4	0.10
Adjusted Net Income	$24.5	$1.06	$21.1	$0.92

	Nine Months Ended September 30
(In millions, except per share amounts)	2016		2015
	Net Income	EPS	Net Income	EPS
Net Income Attributable to the Company as Reported	$75.9	$3.31	$63.1	$2.76

Deferred Compensation Expense	11.8	0.51	1.2	0.05
Business Restructuring	1.1	0.05	—	—
Environmental Remediation Expense	—	—	0.6	0.02
Gain on Divestiture of Product Line	—	—	(2.9)	(0.12)
Cumulative Tax Effect on Above Adjustment Items	(4.7)	(0.21)	0.4	0.02
Adjusted Net Income	$84.1	$3.66	$62.4	$2.73

The Company believes that certain non-GAAP measures, when presented in conjunction with comparable GAAP (Generally Accepted Accounting Principles) measures, are useful for evaluating the Company’s operating performance and provide better clarity on the impact of non-operational items. Internally, the Company uses this non-GAAP information as an indicator of business performance and evaluates management’s effectiveness with specific reference to these indicators.  These measures should be considered in addition to, not a substitute for or superior to, measures of financial performance prepared in accordance with GAAP.

RECONCILIATION OF NON-GAAP NET DEBT

(In millions)
	September 30, 2016	December 31, 2015
Current Maturities of Long-Term Debt as Reported	$19.7	$18.8
Long-Term Debt as Reported	306.4	312.6
Total Debt as Reported	326.1	331.4
Less Cash and Cash Equivalents as Reported	(207.0)	(176.2)
Net Debt	$119.1	$155.2

Management uses the non-GAAP net debt metric to gain a more complete picture of the Company’s overall liquidity, financial flexibility and leverage level. This adjusted measure should be considered supplemental to and not a substitute for financial information prepared in accordance with GAAP. The Company's definition of this adjusted measure may differ from similarly titled measures used by other entities.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the market risks disclosed in the Company’s 2015 Annual Report on Form 10-K.

Item 4 – Controls and Procedures

a.	Evaluation of Disclosure Controls and Procedures

We have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2016.  Based on this evaluation of our disclosure controls and procedures, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2016, such that the information required to be disclosed in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer as appropriate to allow timely decisions regarding required disclosures.

b.	Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date:  October 28, 2016

/s/ Scott D. Beamer
Scott D. Beamer
Vice President and Chief Financial Officer