Form 10-Q
period 2017-03-31
STEPAN CO
filed 2017-04-27
CIK 94049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

(Check one): Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes   ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 20, 2017
Common Stock, $1 par value	22,469,827 Shares

Part I FINANCIAL INFORMATION

Item 1 - Financial Statements

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Unaudited

(In thousands, except per share amounts)	Three Months Ended March 31
	2017	2016
Net Sales	$468,269	$445,897
Cost of Sales	376,171	352,398
Gross Profit	92,098	93,499
Operating Expenses:
Selling	13,485	13,690
Administrative	17,971	18,700
Research, development and technical services	13,421	13,782
Deferred compensation expense	376	2,720
	45,253	48,892
Business restructuring expenses (Note 14)	786	—
Operating Income	46,059	44,607
Other Income (Expense):
Interest, net	(2,992)	(3,614)
Other, net (Note 13)	1,263	(525)
	(1,729)	(4,139)

Income Before Provision for Income Taxes	44,330	40,468
Provision for Income Taxes(a)	12,418	12,549
Net Income(a)	31,912	27,919
Net (Income) Loss Attributable to Noncontrolling Interests (Note 2)	1	(3)
Net Income Attributable to Stepan Company(a)	$31,913	$27,916

Net Income Per Common Share Attributable to Stepan Company (Note 9):
Basic(a)	$1.39	$1.23
Diluted(a)	$1.37	$1.22

Shares Used to Compute Net Income Per Common Share Attributable to Stepan Company (Note 9):
Basic	22,901	22,733
Diluted(a)	23,331	22,899

Dividends Declared Per Common Share	$0.21	$0.19

(a)

The 2016 amounts for the noted line items have been immaterially changed from the amounts originally reported as a result of the Company’s fourth quarter 2016 adoption of Accounting Standards Update (ASU) No. 2019-9, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited

(In thousands)	Three Months Ended March 31
	2017	2016
Net income	$31,912	$27,919
Other comprehensive income:
Foreign currency translation adjustments (Note 10)	10,454	12,590
Defined benefit pension adjustments, net of tax (Note 10)	565	564
Derivative instrument activity, net of tax (Note 10)	(2)	(21)
Total other comprehensive income	11,017	13,133
Comprehensive income	42,929	41,052
Comprehensive income attributable to noncontrolling interests (Note 2)	(12)	(14)
Comprehensive income attributable to Stepan Company	$42,917	$41,038

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(In thousands)	March 31, 2017	December 31, 2016
Assets
Current Assets:
Cash and cash equivalents	$197,809	$225,743
Receivables, net	287,491	263,408
Inventories (Note 6)	189,777	173,663
Other current assets	24,525	22,727
Total current assets	699,602	685,541
Property, Plant and Equipment:
Cost	1,534,929	1,513,478
Less: Accumulated depreciation	(950,822)	(930,764)
Property, plant and equipment, net	584,107	582,714
Goodwill, net	25,802	25,308
Other intangible assets, net	21,716	22,339
Long-term investments (Note 3)	25,560	24,055
Other non-current assets	13,645	13,933
Total assets	$1,370,432	$1,353,890
Liabilities and Equity
Current Liabilities:
Current maturities of long-term debt (Note 12)	$27,848	$28,154
Accounts payable	163,751	158,316
Accrued liabilities	80,011	110,795
Total current liabilities	271,610	297,265
Deferred income taxes	15,190	12,497
Long-term debt, less current maturities (Note 12)	288,898	288,859
Other non-current liabilities	120,177	119,353
Commitments and Contingencies (Note 7)
Equity:
Common stock, $1 par value; authorized 60,000,000 shares; Issued 25,970,037 shares in 2017 and 25,894,782 shares in 2016	25,970	25,895
Additional paid-in capital	161,113	158,042
Accumulated other comprehensive loss (Note 10)	(116,461)	(127,465)
Retained earnings	676,377	649,070
Less: Common treasury stock, at cost, 3,501,313 shares in 2017 and 3,470,084 shares in 2016	(73,766)	(70,938)
Total Stepan Company stockholders’ equity	673,233	634,604
Noncontrolling interests (Note 2)	1,324	1,312
Total equity	674,557	635,916
Total liabilities and equity	$1,370,432	$1,353,890

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(In thousands)	Three Months Ended March 31
	2017	2016
Cash Flows From Operating Activities
Net income	$31,912	$27,919
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,707	18,070
Deferred compensation	376	2,720
Realized and unrealized (gains) losses on long-term investments	(1,645)	306
Stock-based compensation	1,385	2,423
Deferred income taxes	2,543	2,683
Other non-cash items	721	20
Changes in assets and liabilities:
Receivables, net	(20,263)	(36,263)
Inventories	(14,396)	(5,274)
Other current assets	(1,694)	(315)
Accounts payable and accrued liabilities	(14,184)	(14,846)
Pension liabilities	(127)	156
Environmental and legal liabilities	24	837
Deferred revenues	(81)	(282)
Net Cash (Used In) Provided By Operating Activities(a)	3,278	(1,846)
Cash Flows From Investing Activities
Expenditures for property, plant and equipment	(20,396)	(19,340)
Business acquisition (Note 15)	(4,339)	—
Other, net	(1,887)	(3,119)
Net Cash Used In Investing Activities	(26,622)	(22,459)
Cash Flows From Financing Activities
Revolving debt and bank overdrafts, net	—	(3,588)
Other debt repayments	(441)	(159)
Dividends paid	(4,606)	(4,237)
Company stock repurchased	(1,500)	(908)
Stock option exercises	835	258
Other, net	(1,486)	(235)
Net Cash Used In Financing Activities(a)	(7,198)	(8,869)
Effect of Exchange Rate Changes on Cash	2,608	2,700
Net Decrease in Cash and Cash Equivalents	(27,934)	(30,474)
Cash and Cash Equivalents at Beginning of Period	225,743	176,143
Cash and Cash Equivalents at End of Period	$197,809	$145,669
Supplemental Cash Flow Information
Cash payments (refunds) of income taxes, net of payments/refunds	$5,603	$(733)
Cash payments of interest	$2,164	$2,124
(a)

The amounts for the first quarter of 2016 have been immaterially changed from the originally reported amounts as a result of the Company’s fourth quarter 2016 adoption of ASU No. 2019-9, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

Unaudited

1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements included herein have been prepared by Stepan Company (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate and make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company’s financial position as of March 31, 2017, and its results of operations and cash flows for the three months ended March 31, 2017 and 2016, have been included.  These financial statements and related footnotes should be read in conjunction with the financial statements and related footnotes included in the Company’s 2016 Annual Report on Form 10-K.

2.	RECONCILIATIONS OF EQUITY

Below are reconciliations of total equity, Company equity and equity attributable to noncontrolling interests for the three months ended March 31, 2017 and 2016:

(In thousands)	Total Equity	Stepan Company Equity	Noncontrolling Interests’ Equity (3)
Balance at January 1, 2017	$635,916	$634,604	$1,312
Net income	31,912	31,913	(1)
Dividends	(4,606)	(4,606)	—
Common stock purchases (1)	(2,991)	(2,991)	—
Stock option exercises	835	835	—
Defined benefit pension adjustments, net of tax	565	565	—
Translation adjustments	10,454	10,441	13
Derivative instrument activity, net of tax	(2)	(2)	—
Other (2)	2,474	2,474	—
Balance at March 31, 2017	$674,557	$673,233	$1,324

(In thousands)	Total Equity	Stepan Company Equity	Noncontrolling Interests’ Equity (3)
Balance at January 1, 2016	$558,384	$556,984	$1,400
Net income(4)	27,919	27,916	3
Dividends	(4,237)	(4,237)	—
Common stock purchases (1)	(1,143)	(1,143)	—
Stock option exercises	258	258	—
Defined benefit pension adjustments, net of tax	564	564	—
Translation adjustments	12,590	12,579	11
Derivative instrument activity, net of tax	(21)	(21)	—
Other (2) (4)	1,929	1,929	—
Balance at March 31, 2016	$596,243	$594,829	$1,414
(1)

Includes the value of Company shares purchased in the open market and the value of Company common shares tendered by employees to settle statutory withholding taxes related to distributions of deferred performance awards and deferred management incentive compensation and to exercises of stock appreciation rights.

(2)	Primarily comprised of activity related to stock-based compensation and deferred compensation.
(3)	Reflects the noncontrolling interest in the Company’s China joint venture.
(4)

Amounts for the noted line items have been immaterially changed from the amounts originally reported as a result of the Company’s fourth quarter 2016 adoption of ASU No. 2016-9, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.

3.	FAIR VALUE MEASUREMENTS

The following were the financial instruments held by the Company at March 31, 2017, and December 31, 2016, and the methods and assumptions used to estimate the instruments’ fair values:

Cash and cash equivalents

Carrying value approximated fair value because of the short maturity of the instruments.

Derivative assets and liabilities

Derivative assets and liabilities included the foreign currency exchange contracts discussed in Note 4.  Fair value and carrying value were the same because the contracts were recorded at fair value.  The fair values of the foreign currency contracts were calculated as the difference between the applicable forward foreign exchange rates at the reporting date and the contracted foreign exchange rates multiplied by the contracted notional amounts. See the table that follows the financial instrument descriptions for the reported fair values of derivative assets and liabilities.

Long-term investments

Long-term investments included the mutual fund assets the Company held to fund a portion of its deferred compensation liabilities and all of its non-qualified supplemental executive defined contribution obligations (see the defined contribution plans section of Note 8).  Fair value and carrying value were the same because the mutual fund assets were recorded at fair value. Fair values for the mutual funds were calculated using the published market price per unit at the reporting date multiplied by the number of units held at the reporting date.  See the table that follows the financial instrument descriptions for the reported fair value of long-term investments.

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

At March 31, 2017, and December 31, 2016, the fair values and related carrying values of debt, including current maturities, were as follows (the fair value and carrying value amounts are presented without regard to unamortized debt issuance costs of $1,102,000 and $1,141,000 as of March 31, 2017 and December 31, 2016, respectively):

(In thousands)	March 31, 2017	December 31, 2016
Fair value	$316,207	$316,364
Carrying value	317,848	318,154

The following tables present financial assets and liabilities measured on a recurring basis at fair value as of March 31, 2017, and December 31, 2016, and the level within the fair value hierarchy in which the fair value measurements fall:

(In thousands)	March 31, 2017	Level 1	Level 2	Level 3
Mutual fund assets	$25,560	$25,560	$—	$—
Derivative assets:
Foreign currency contracts	671	—	671	—
Total assets at fair value	$26,231	$25,560	$671	$—
Derivative liabilities:
Foreign currency contracts	$185	$—	$185	$—

(In thousands)	December 31, 2016	Level 1	Level 2	Level 3
Mutual fund assets	$24,055	$24,055	$—	$—
Derivative assets:
Foreign currency contracts	453	—	453	—
Total assets at fair value	$24,508	$24,055	$453	$—
Derivative liabilities :
Foreign currency contracts	$469	$—	$469	$—

4.	DERIVATIVE INSTRUMENTS

The Company is exposed to certain risks relating to its ongoing business operations. The primary risk managed by the use of derivative instruments is foreign currency exchange risk.  The Company holds forward foreign currency exchange contracts that are not designated as any type of accounting hedge as defined by GAAP.  The Company uses these contracts to manage its exposure to exchange rate fluctuations on certain Company subsidiary cash, accounts receivable, accounts payable and other obligation balances that are denominated in currencies other than the entities’ functional currencies. The forward foreign exchange contracts are recognized on the balance sheet as either an asset or a liability measured at fair value. Gains and losses arising from recording the foreign exchange contracts at fair value are reported in earnings as offsets to the losses and gains reported in earnings arising from the re-measurement of the asset and liability balances into the applicable functional currencies. At March 31, 2017, and December 31, 2016, the Company had open forward foreign currency exchange contracts, all with durations of one to three months, to buy or sell foreign currencies with U.S. dollar equivalent amounts of $32,021,000 and $33,372,000, respectively.

The fair values of the derivative instruments held by the Company on March 31, 2017, and December 31, 2016, are disclosed in Note 3. Derivative instrument gains and losses for the three-month periods ended March 31, 2017 and 2016, were immaterial.  For amounts reclassified out of accumulated other comprehensive income (loss) (AOCI) into earnings for the three-month periods ended March 31, 2017 and 2016, see Note 10.

5.	STOCK-BASED COMPENSATION

On March 31, 2017, the Company had stock options and stock awards outstanding under its 2006 Incentive Compensation Plan and stock options, stock awards and stock appreciation rights (SARs) outstanding under its 2011 Incentive Compensation Plan. SARs granted prior to 2015 are cash-settled, and SARs granted after 2014, including the 2017 grant, are stock-settled.  Stock options and SARs granted prior to 2017 generally cliff vested after two years. Stock options and SARs granted in 2017 have a three-year graded vesting feature, with one-third of the awards vesting each year. The Company has elected the straight-line method of expense attribution for the stock options and SARs with the graded vesting feature.

Compensation expense recorded for all stock options, stock awards and SARs was as follows:

(In thousands)
Three Months Ended March 31
2017	2016
$1,385	$2,423

The year-over-year decline in stock-based compensation expense was primarily attributable to cash-settled SARs. SARs compensation expense decreased due to a decline in the fair values of cash-settled SARs that resulted from a decrease in the market value of Company common stock during the first quarter of 2017. The market value of Company common stock increased during the first quarter of 2016.

Unrecognized compensation costs for stock options, stock awards and SARs were as follows:

(In thousands)	March 31, 2017	December 31, 2016
Stock options	$2,163	$895
Stock awards	7,569	5,514
SARs	4,495	1,859

The increases in unrecognized compensation costs for stock options, stock awards and SARs reflected the 2017 grants of:

Shares
Stock options	71,434
Stock awards (at target)	44,599
SARs	148,723

The unrecognized compensation costs at March 31, 2017, are expected to be recognized over weighted-average periods of 2.3 years, 2.0 years and 2.3 years for stock options, stock awards and SARs, respectively.

6.	INVENTORIES

The composition of inventories at March 31, 2017, and December 31, 2016, was as follows:

(In thousands)	March 31, 2017	December 31, 2016
Finished goods	$129,244	$127,597
Raw materials	60,533	46,066
Total inventories	$189,777	$173,663

Inventories are priced primarily using the last-in, first-out inventory valuation method.  If the first-in, first-out inventory valuation method had been used for all inventories, inventory balances would have been approximately $28,835,000 and $25,872,000 higher than reported at March 31, 2017, and December 31, 2016, respectively.

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

As of March 31, 2017, the Company estimated a range of possible environmental and legal losses of $25.6 million to $46.3 million.  At March 31, 2017, and December 31, 2016, the Company’s accrued liability for such losses, which represented the Company’s best estimate within the estimated range of possible environmental and legal losses, was $25.8 million. Cash outlays related to legal and environmental matters approximated $0.4 million and $0.3 million for the three-month periods ended March 31, 2017 and 2016, respectively.

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

Following are summaries of the material contingencies at March 31, 2017:

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

In addition, under the terms of a settlement agreement reached on November 12, 2004, the U. S. Department of Justice and the Company agreed to fulfill the terms of a Cooperative Agreement reached in 1985 under which the United States will take title to and responsibility for radioactive waste removal at the Maywood site, including past and future remediation costs incurred by the United States.  As such, the Company recorded no liability related to this settlement agreement.

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

Components of Net Periodic Benefit Cost

	UNITED STATES		UNITED KINGDOM
(In thousands)	Three Months Ended March 31		Three Months Ended March 31
	2017	2016	2017	2016
Interest cost	$1,661	$1,729	$143	$193
Expected return on plan assets	(2,321)	(2,254)	(192)	(238)
Amortization of net actuarial loss	788	882	92	20
Net periodic benefit cost (income)	$128	$357	$43	$(25)

Employer Contributions

U.S. Plans

As a result of pension funding relief provisions included in the Highway and Transportation Funding Act of 2014, the Company expects to make no 2017 contributions to the funded U.S. qualified defined benefit plans. Approximately $312,000 is expected to be paid related to the unfunded non-qualified plans in 2017.  Of such amount, $143,000 had been paid related to the non-qualified plans as of March 31, 2017.

U.K. Plan

The Company’s U. K. subsidiary expects to contribute approximately $300,000 to its defined benefit pension plan in 2017.  Of such amount, $123,000 had been contributed to the plan as of March 31, 2017.

Defined Contribution Plans

The Company sponsors retirement savings defined contribution plans that cover U.S. and U.K. employees. The Company also sponsors a qualified profit sharing plan for its U.S. employees. The retirement savings and profit sharing defined contribution plans include a qualified plan and a non-qualified supplemental executive plan.

Defined contribution plan expenses for the Company’s retirement savings and profit sharing plans were as follows:

(In thousands)	Three Months Ended March 31
	2017	2016
Retirement savings plans	$1,259	$1,291
Profit sharing plan	1,843	1,717
Total defined contribution expense	$3,102	$3,008

The Company funds the obligations of its non-qualified supplemental executive defined contribution plans (supplemental plans) through a rabbi trust. The trust comprises various mutual fund investments selected by the participants of the supplemental plans. In accordance with the accounting guidance for rabbi trust arrangements, the assets of the trust and the obligations of the supplemental plans are reported on the Company’s consolidated balance sheets.  The Company elected the fair value option for the mutual fund investment assets so that offsetting changes in the mutual fund values and defined contribution plan obligations would be recorded in earnings in the same period. Therefore, the mutual funds are reported at fair value with any subsequent changes in fair value recorded in the consolidated statements of income. The liabilities related to the supplemental plans increase (i.e., supplemental plan expense is recognized) when the value of the trust assets appreciates and decrease when the value of the trust assets declines (i.e., supplemental plan income is recognized). At March 31, 2017, the balance of the trust assets was $1,846,000, which equaled the balance of the supplemental plan liabilities (see the long-term investments section in Note 3 for further information regarding the Company’s mutual fund assets).

9.	EARNINGS PER SHARE

Below are the computations of basic and diluted earnings per share for the three months ended March 31, 2017 and 2016:

(In thousands, except per share amounts)	Three Months Ended March 31
	2017	2016
Computation of Basic Earnings per Share
Net income attributable to Stepan Company	$31,913	$27,916
Weighted-average number of common shares outstanding	22,901	22,733
Basic earnings per share	$1.39	$1.23

Computation of Diluted Earnings per Share
Net income attributable to Stepan Company	$31,913	$27,916
Weighted-average number of shares outstanding	22,901	22,733
Add weighted-average net shares from assumed exercise of options (under treasury stock method) (1)	183	133
Add weighted-average net shares related to unvested stock awards (under treasury stock method)	8	4
Add weighted-average net shares from assumed exercise of SARs (under treasury stock method) (1)	142	––
Add weighted-average contingently issuable net shares related to performance stock awards (under treasury stock method)	97	29
Weighted-average shares applicable to diluted earnings	23,331	22,899
Diluted earnings per share	$1.37	$1.22

(1) Options/SARs to acquire 74,521 and 89,617 shares of Company common stock were excluded from the computations of diluted earnings per share for the three months ended March 31, 2017 and March 31, 2016, because the effect of including the instruments would have been antidilutive.

10.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Below is the change in the Company’s AOCI balance by component (net of income taxes) for the three months ended March 31, 2017 and 2016:

(In thousands)	Foreign Currency Translation Adjustments	Defined Benefit Pension Plan Adjustments	Cash Flow Hedge Adjustments	Total
Balance at December 31, 2015	$(88,337)	$(36,825)	$74	$(125,088)
Other comprehensive income before reclassifications	12,579	—	(23)	12,556
Amounts reclassified from AOCI	—	564	2	566
Net current-period other comprehensive income	12,579	564	(21)	13,122
Balance at March 31, 2016	$(75,758)	$(36,261)	$53	$(111,966)

Balance at December 31, 2016	$(96,775)	$(30,790)	$100	$(127,465)
Other comprehensive income before reclassifications	10,441	—	—	10,441
Amounts reclassified from AOCI	—	565	(2)	563
Net current-period other comprehensive income	10,441	565	(2)	11,004
Balance at March 31, 2017	$(86,334)	$(30,225)	$98	$(116,461)

Information regarding the reclassifications out of AOCI for the three month periods ended March 31, 2017 and 2016, is displayed below:

(In thousands)	Amount Reclassified from AOCI (a)
AOCI Components	Three Months Ended March 31		Affected Line Item in Consolidated Statements of Income
	2017	2016
Amortization of defined benefit pension actuarial losses	$(880)	$(902)	(b)
	315	338	Tax benefit
	$(565)	$(564)	Net of tax
Gains and losses on cash flow hedges:
Interest rate contracts	$—	$(6)	Interest, net
Foreign exchange contracts	2	2	Cost of sales
	2	(4)	Total before tax
	––	2	Tax benefit
	$2	$(2)	Net of tax
Total reclassifications for the period	$(563)	$(566)	Net of tax

(a)	Amounts in parentheses denote expense to statement of income.
(b)	This component of accumulated other comprehensive income is included in the computation of net periodic benefit cost (see Note 8 for additional details).

11.	SEGMENT REPORTING

The Company has three reportable segments: Surfactants, Polymers and Specialty Products.  Net sales by segment for the three months ended March 31, 2017 and 2016, were as follows:

(In thousands)	Three Months Ended March 31
	2017	2016
Segment Net Sales
Surfactants	$322,603	$309,960
Polymers	126,610	113,898
Specialty Products	19,056	22,039
Total	$468,269	$445,897

Segment operating income and reconciliations of segment operating income to consolidated income before income taxes for the three months ended March 31, 2017 and 2016, are summarized below:

(In thousands)	Three Months Ended March 31
	2017	2016
Segment Operating Income
Surfactants	$38,237	$37,245
Polymers	21,399	22,197
Specialty Products	1,275	2,333
Segment operating income	60,911	61,775
Business restructuring	(786)	—
Unallocated corporate expenses (1)	(14,066)	(17,168)
Consolidated operating income	46,059	44,607
Interest expense, net	(2,992)	(3,614)
Other, net	1,263	(525)
Consolidated income before income taxes	$44,330	$40,468

(1)

Unallocated corporate expenses primarily comprise corporate administrative expenses (e.g., corporate finance, legal, human resources, information systems, deferred compensation and environmental remediation) that are not included in segment operating income and not used to evaluate segment performance.

12.	DEBT

At March 31, 2017, and December 31, 2016, debt comprised the following:

(In thousands)	Maturity Dates	March 31, 2017	December 31, 2016
Unsecured private placement notes
3.95% (net of unamortized debt issuance cost of $373 and $382 for 2017 and 2016, respectively)	2021-2027	$99,627	$99,618
3.86% (net of unamortized debt issuance cost of $378 and $390 for 2017 and 2016, respectively)	2019-2025	99,622	99,610
4.86% (net of unamortized debt issuance cost of $216 and $225 for 2017 and 2016, respectively)	2017-2023	64,784	64,775
5.88% (net of unamortized debt issuance cost of $111 and $116 for 2017 and 2016, respectively)	2016-2022	34,175	34,170
5.69% (net of unamortized debt issuance cost of $24 and $28 for 2017 and 2016, respectively)	2016-2018	11,404	11,400
Debt of foreign subsidiaries
Unsecured bank debt, foreign currency	2017	436	432
Secured bank debt, foreign currency	2017	6,698	7,008
Total debt		$316,746	$317,013
Less current maturities		27,848	28,154
Long-term debt		$288,898	$288,859

The Company has a committed $125,000,000 multi-currency revolving credit agreement that expires on July 10, 2019.  The Company maintains standby letters of credit under its workers’ compensation insurance agreements and for other purposes, as needed from time to time, which are issued under the revolving credit agreement. As of March 31, 2017, the Company had outstanding letters of credit totaling $4,927,000 and no outstanding debt under this agreement. There was $120,073,000 available under the revolving credit agreement as of March 31, 2017.

The various loan agreements contain provisions which, among others, require maintenance of certain financial ratios and place limitations on additional debt, investments and payment of dividends. Based on the loan agreement provisions that place limitations on dividend payments, unrestricted retained earnings (i.e., retained earnings available for dividend distribution) were $176,124,000 and $157,606,000 at March 31, 2017 and December 31, 2016, respectively.

13.	OTHER, NET

Other, net in the consolidated statements of income included the following:

(In thousands)	Three Months Ended March 31
	2017	2016
Foreign exchange losses	$(484)	$(311)
Investment income	102	92
Realized and unrealized gains (losses) on investments	1,645	(306)
Other, net	$1,263	$(525)

14.	BUSINESS RESTRUCTURING

In May 2016, the Company announced plans to shut down its Longford Mills, Ontario, Canada (Longford Mills) manufacturing facility, a part of the Surfactant reportable segment, by December 31, 2016. The shutdown plan was developed as an effort to improve the Company’s asset utilization in North America and to reduce the Company’s fixed cost base. Manufacturing operations of the Longford Mills plant ceased by the end of 2016, and production of goods manufactured at the facility was transferred to other Company North American production sites. Decommissioning of the assets is expected to continue throughout 2017. To date, $3,603,000 of restructuring expense has been recognized, reflecting $1,594,000 of termination benefits for approximately 30 employees and $2,009,000 for other expenses, principally asset decommissioning costs. In total, restructuring expenses related to the Longford Mills shutdown are expected to approximate $4,500,000.

Below is a reconciliation of the December 31, 2016 and the March 31, 2017 restructuring liabilities:

(In thousands)	Termination Benefits	Other Expense	Total
Restructuring liability at December 31, 2016	$1,548	$437	$1,985
Expense recognized	—	786	786
Amounts paid	(550)	(928)	(1,478)
Foreign currency translation	17	6	23
Restructuring liability at March 31, 2017	$1,015	$301	$1,316

15.	ACQUISITION

On October 3, 2016, the Company’s subsidiary in Brazil acquired the commercial business of Tebras Tensoativos do Brazil Ltda. (Tebras) and the sulfonation production facility of PBC Industria Quimica Ltda. (PBC). The acquired businesses are included in the Company’s Surfactants segment. The original purchase price of the acquisitions was R$93,309,000 (approximately $29,075,000), of which R$70,000,000 (approximately $21,812,000) was paid from cash on hand, R$9,000,000 (approximately $2,804,000) was deposited in escrow to cover certain potential losses as specified in the purchase agreement and R$14,309,000 (approximately $4,459,000) for working capital adjustments was unpaid pending agreement on the adjustment amounts. In the first quarter of 2017, the Company settled on and paid the working capital adjustment amounts that were outstanding at December 31, 2016. The payment totaled R$13,925,000 (approximately $4,339,000), which made the adjusted purchase price of the acquisitions R$92,925,000 (approximately $28,955,000).

As a result of the change in purchase price, the amount of the purchase price allocated to goodwill changed from $14,327,000 to $14,207,000. The values of all other assets acquired and liabilities assumed remained as previously reported. In addition, the change in purchase price had no impact on the Company’s current or previously reported results of operations. The following table summarizes the assets acquired and liabilities assumed:

(In thousands)
Assets:
Current assets	$5,165
Property, plant and equipment	5,716
Identifiable intangible assets	7,354
Goodwill	14,207
Total assets acquired	$32,442
Liabilities:
Current liabilities	$408
Deferred tax liability	3,079
Total liabilities assumed	$3,487
Net assets acquired	$28,955

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

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-9, Revenue from Contracts with Customers (Topic 606). The new update was later amended by ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. In addition, the ASU requires expanded disclosures about revenue recognition that enable the users of the financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. ASU No. 2014-09 supersedes most of the previous revenue recognition guidance. For public entities, the new guidance, as amended, is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. An entity may use either a full retrospective or a modified retrospective approach to adopt the requirements of the new standard. The Company expects to apply the modified retrospective approach. Although the Company continues the process of determining the effects, if any, that adoption of ASU No. 2014-9 will have on Company financial statements, adoption of the new guidance is not currently expected to have a major effect on the Company’s financial position, results of operations and cash flows. However, adoption of ASU No. 2014-9 is expected to affect the Company’s disclosures by potentially requiring further disaggregation of revenue.

  In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330):, Simplifying the Measurement of Inventory, which requires an entity to measure inventory within the scope of the update at the lower of cost and net realizable value. Prior guidance required inventory to be measured at the lower of cost or market. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using the last-in, first-out method or the retail inventory method. For public entities, ASU No. 2015-11 is effective prospectively for annual periods beginning after December 15, 2016, and interim periods therein. On January 1, 2017, the Company adopted ASU No. 2015-11, which did not have a material effect on the Company’s financial position, results of operations or cash flows.

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

In January 2017, the FASB issued ASU No. 2017-4, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates Step 2 from the goodwill impairment test. When an indication of impairment was identified after performing the first step of the goodwill impairment test, Step 2 required that an entity determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) using the same procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Under the amendments in ASU No. 2017-4, an entity would perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying value. An entity would recognize an impairment charge for the amount by which the carrying value exceeds the reporting unit’s fair value. In addition, an entity must consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. A public business entity that is a SEC filer should adopt the amendments in ASU No. 2017-4 for its annual, or any interim, goodwill impairment tests in fiscal years beginning after December 15, 2019. It is not expected that the adoption of the guidance in ASU No. 2017-4 will have a material effect on the Company’s financial position, results of operations or cash flows.

In March 2017, the FASB issued ASU No. 2017-7, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which amends existing guidance for the income statement presentation of the components of net periodic benefit cost for an entity’s sponsored defined benefit pension and other postretirement plans. The amended guidance requires entities to include the current service component of net periodic benefit cost in employee compensation costs in the income statement and to include all other components elsewhere in the income statement outside of income from operations. In addition, only the service cost component of net benefit cost is eligible for capitalization. For the Company, ASU No. 2017-7 is effective for interim and annual periods beginning after December 31, 2017, with early adoption permitted as of the beginning of any annual period for which an entity’s financial statements have not been issued. The requirements for the separate presentation of the service cost component and the other components of net periodic benefit cost must be adopted on a retrospective basis. The requirement to capitalize only the service component of net periodic benefit cost must be adopted on a prospective basis. Adoption of ASU No. 2017-7 will affect the presentation of the Company’s results of operations but will not have a material effect on the Company’s financial position or cash flows.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis (MD&A) of certain significant factors that have affected the Company’s financial condition and results of operations during the interim periods included in the accompanying condensed consolidated financial statements.

Certain statements in this Quarterly Report on Form 10-Q, other than purely historical information, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). These statements include statements about Stepan Company’s and its subsidiaries’ (the Company) plans, objectives, strategies, financial performance and outlook, trends, the amount and timing of future cash distributions, prospects or future events and involve known and unknown risks that are difficult to predict. As a result, the Company’s actual financial results, performance, achievements or prospects may differ materially from those expressed or implied by these forward-looking statements. In some cases, forward-looking statements can be identified by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “guidance,” “predict,” “potential,” “continue,” “likely,” “will,” “would,” “illustrative” and variations of these terms and similar expressions, or the negative of these terms or similar expressions. Such forward-looking statements are necessarily based upon estimates and assumptions that, while considered reasonable by the Company and its management based on their knowledge and understanding of the business and industry, are inherently uncertain. These statements are not guarantees of future performance, and stockholders should not place undue reliance on forward-looking statements. There are a number of risks, uncertainties and other important factors, many of which are beyond the Company’s control, that could cause the Company’s actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q. Such risks, uncertainties and other important factors, include, among others, the risks, uncertainties and factors set forth under “Part I-Item IA. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016: the risks and uncertainties related to disruptions in production or accidents at, or loss of, any of the Company’s manufacturing facilities; global competition and the Company’s ability to successfully compete; volatility of raw material, natural gas and electricity costs as well as any disruption in their supply; disruptions in transportation or significant changes in transportation costs; reduced demand for Company products due to customer product reformulations or new technologies; the Company’s ability to make acquisitions of suitable candidates and successfully integrate acquisitions; the Company’s ability to keep and protect its intellectual property rights; international business risks, including fluctuations in currency exchange rates, legal restrictions and taxes; potentially adverse tax consequences due to the international scope of the Company’s operations; compliance with anti-corruption, environmental, health and safety and product registration laws; the Company’s ability to accurately estimate and maintain appropriate levels of recorded liabilities for existing and future contingencies; the Company’s ability to operate within the limitations of its debt covenants; downgrades to the Company’s credit ratings or disruptions to the Company’s ability to access well-functioning capital markets; downturns in certain industries and general economic downturns; conflicts, military actions, terrorist attacks and general instability, particularly in certain energy-producing nations, along with increased security regulations; cost overruns, delays and miscalculations in capacity needs with respect to the Company’s expansion or other capital projects; interruption of, damage to or compromise of the Company’s IT systems and failure to maintain the integrity of customer, colleague or Company data; unfavorable resolution of litigation against us;  and the Company’s ability to retain its executive management and other key personnel. These factors are not necessarily all of the important factors that could cause the Company’s actual financial results, performance, achievements or prospects to differ materially from those expressed in or implied by any of its forward-looking statements. Other unknown or unpredictable factors also could harm the Company’s results. All forward-looking statements attributable to the Company or persons acting on the Company’s behalf are expressly qualified in their entirety by the cautionary statements set forth above. Forward-looking statements speak only as of the date they are made, and the Company does not undertake or assume any obligation to update publicly any of these forward-looking statements to reflect actual results, new information or future events, changes in assumptions or changes in other factors affecting forward-looking statements, except to the extent required by applicable laws. If the Company updates one or more forward-looking statements, no inference should be drawn that the Company will make additional updates with respect to those or other forward-looking statements. The “Company,” “we,” “our” or “us” means Stepan Company and one or more of its subsidiaries only.

Overview

The Company produces and sells intermediate chemicals that are used in a wide variety of applications worldwide. The overall business comprises three reportable segments:

•

Surfactants – Surfactants, which accounted for 69 percent of Company consolidated net sales for the first quarter of 2017, are principal ingredients in consumer and industrial cleaning products such as detergents for washing clothes, dishes, carpets, floors and walls, as well as shampoos and body washes. Other applications include fabric softeners, germicidal quaternary compounds, lubricating ingredients, emulsifiers for spreading agricultural products and industrial applications such as latex systems, plastics and composites. Surfactants are manufactured at five North American sites, three European sites (United Kingdom, France and Germany), four Latin American sites (Mexico, Colombia and two sites in Brazil) and two Asian sites (Philippines and Singapore). In 2016, the Company shut down its production facility in Canada, moving the production of goods previously manufactured in Canada to other Company North American production sites. Manufacturing operations at that facility ceased in the fourth quarter of 2016. Decommissioning activities will continue throughout 2017. In October 2016, the Company’s subsidiary in Brazil acquired the commercial business of Tebras Tensoativos do Brazil Ltda. (Tebras) and the sulfonation production facility of PBC Industria Quimica Ltda (PBC). The acquisition is expected to expand and diversify the Company’s customer base for sulfonated products in Brazil and to provide an opportunity to sell the Company’s broader surfactant portfolio to over 1,200 new customers who could benefit from the Company’s technical service and formulation support.

•

Polymers – Polymers, which accounted for 27 percent of consolidated net sales for the first quarter of 2017, include polyurethane polyols, polyester resins and phthalic anhydride.  Polyurethane polyols are used in the manufacture of rigid foam for thermal insulation in the construction industry and are also a base raw material for coatings, adhesives, sealants and elastomers (collectively, CASE products). Polyester resins, which include liquid and powdered products, are used in CASE and polyurethane systems house applications. CASE and polyester resins are collectively referred to as specialty polyols. Phthalic anhydride is used in unsaturated polyester resins, alkyd resins and plasticizers for applications in construction materials and components of automotive, boating and other consumer products. In addition, the Company uses phthalic anhydride internally in the production of polyols.  In the United States, polyurethane polyols and phthalic anhydride are manufactured at the Company’s Millsdale, Illinois, site and specialty polyols are manufactured at the Company’s Columbus, Georgia, site. In Europe, polyurethane polyols are manufactured by a Company’s subsidiary at its site in Wesseling, Germany, and specialty polyols are manufactured by a Company’s subsidiary at its site in Brzeg Dolny, Poland. In China, polyurethane polyols and specialty polyols are produced at the Company’s Nanjing, China, manufacturing plant.

•

Specialty Products – Specialty products, which accounted for four percent of consolidated net sales for the first quarter of 2017, include flavors, emulsifiers and solubilizers used in food, flavoring, nutritional supplement and pharmaceutical applications. Specialty products are primarily manufactured at the Company’s Maywood, New Jersey, site and, in some instances, at outside contractors.

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

	Income (Expense)
	For the Three Months Ended March 31
(In millions)	2017	2016	Change
Deferred Compensation (Operating expenses)	$(0.4)	$(2.7)	$2.3	(1)
Realized/Unrealized Gains on Investments (Other, net)	1.6	(0.3)	1.9
Investment Income (Other, net)	0.1	0.1	—
Pretax Income Effect	$1.3	$(2.9)	$4.2

(1)	See the Corporate Expenses section of this MD&A for details regarding the quarter-over-quarter change in deferred compensation expense.

Effects of Foreign Currency Translation

The Company’s foreign subsidiaries transact business and report financial results in their respective local currencies. As a result, foreign subsidiary income statements are translated into U.S. dollars at average foreign exchange rates appropriate for the reporting period. Because foreign exchange rates fluctuate against the U.S. dollar over time, foreign currency translation affects period-to-period comparisons of financial statement items (i.e., because foreign exchange rates fluctuate, similar period-to-period local currency results for a foreign subsidiary may translate into different U.S. dollar results). The following table presents the effects that foreign currency translation had on the period-over-period changes in consolidated net sales and various income line items for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31
				(Decrease)
(In millions)	2017	2016	Increase (Decrease)	Due to Foreign Translation
Net Sales	$468.3	$445.9	$22.4	$(4.4)
Gross Profit	92.1	93.5	(1.4)	(0.1)
Operating Income	46.1	44.6	1.5	—
Pretax Income	44.3	40.5	3.8	(0.1)

RESULTS OF OPERATIONS

Three Months Ended March 31, 2017 and 2016

Summary

Net income attributable to the Company for the first quarter of 2017 increased 14 percent to $31.9 million, or $1.37 per diluted share, from $27.9 million, or $1.22 per diluted share, for the first quarter of 2016. Adjusted net income increased seven percent to $31.7 million, or $1.36 per diluted share, from $29.7 million, or $1.30 per diluted share (see the “Reconciliation of Non-GAAP Adjusted Net Income and Diluted Earnings per Share” section of this MD&A for reconciliations between reported net income attributable to the Company and related earnings per diluted share and non-GAAP adjusted net income and related earnings per diluted share). Below is a summary discussion of the major factors leading to the quarter-over-quarter changes in net sales, profits and expenses.  A detailed discussion of segment operating performance for the first quarter of 2017 compared to the first quarter of 2016 follows the summary.

Consolidated net sales increased $22.4 million, or five percent, between quarters. The increase was attributable to higher selling prices, which had a $43.1 million favorable effect on the quarter-over-quarter change in net sales. The increased selling prices reflected higher raw material costs. The impact of selling prices was partially offset by a seven percent decline in sales volume and the unfavorable effects of foreign currency translation, which had negative effects of $16.3 million and $4.4 million, respectively, on the net sales change. Polymer sales volume grew eight percent, but sales volumes for the Surfactant segment declined seven percent. The unfavorable foreign currency translation effect reflected a stronger U.S. dollar against currencies for most countries where the Company has foreign operations.

Operating income for the first quarter of 2017 increased $1.5 million, or three percent, over operating income reported for the first quarter of last year. Despite the decline in sales volume, Surfactant operating income increased three percent on lower manufacturing and operating expenses. Polymer operating income declined four percent primarily due to increased raw material costs and higher manufacturing costs in China. Specialty Product operating income declined due to lower sales volumes and margins.

Operating expenses (including business restructuring expenses) declined $2.8 million, or six percent, between quarters. Changes in the individual income statement line items that comprise the Company’s operating expenses were as follows:

•	Selling expenses declined $0.2 million, or one percent, quarter over quarter.

•

Administrative expenses decreased $0.7 million, or four percent, quarter over quarter mainly due to lower U.S. expenses for legal and environmental ($0.9 million) and fringe benefits ($0.3 million), partially offset by increased expenses for consulting ($0.9 million). The remainder of the quarter-over-quarter reduction of expense was attributable to the accumulation of a number of items with smaller decreases. The decline in legal and environmental expense was principally a result of first quarter 2016 environmental remediation expenses that did not recur in the first quarter of 2017. The increase in consulting fees reflected external resources engaged in 2017 to support certain strategic projects.

•	Research, development and technical service (R&D) expenses declined $0.4 million, or three percent, quarter over quarter largely due to lower U.S. expenses for fringe benefits.

•

Deferred compensation expense decreased $2.3 million, or 86 percent, quarter over quarter primarily due to a first quarter 2017 decline in the value of Company common stock compared to a first quarter 2016 increase in Company common stock value. See the “Overview” and “Segment Results - Corporate Expenses” sections of this MD&A for further details.

•

Business restructuring charges totaled $0.8 million in the first quarter of 2017. There were no such expenses in the first quarter of 2016. The restructuring charges related to decommissioning of the plant assets for the Company’s manufacturing facility in Canada that ceased operations in the fourth quarter of 2016.

Net interest expense for the first quarter of 2017 declined $0.6 million from net interest expense for the same quarter of last year due to lower average debt levels and higher interest income earned on excess cash.

Other, net was $1.3 million of income for the first quarter of 2017 compared to $0.5 million of expense for the same period of 2016. The Company posted $1.8 million of investment income (including realized and unrealized gains and losses) for the Company’s deferred compensation and supplemental defined contribution mutual fund assets in the first quarter of 2017 compared to $0.2 million of expense in last year’s first quarter. In addition, the Company reported foreign exchange losses of $0.5 million in the first quarter of 2017 compared to $0.3 million of losses in the first quarter of 2016.

The Company’s effective tax rate was 28.0 percent for the first quarter of 2017 compared to 31.0 percent for the first quarter of 2016. The decrease was primarily attributable to higher excess tax benefits derived from stock based compensation awards exercised or distributed in the first quarter of 2017 versus the first quarter of 2016.  The lower tax rate was also driven by an unfavorable tax settlement related to a foreign income tax audit recorded in the first quarter of 2016 that did not recur in 2017.

Segment Results

	For the Three Months Ended
(Dollars in thousands)	March 31,	March 31,	Increase	Percent
Net Sales	2017	2016	(Decrease)	Change
Surfactants	$322,603	$309,960	$12,643	4
Polymers	126,610	113,898	12,712	11
Specialty Products	19,056	22,039	(2,983)	-14
Total Net Sales	$468,269	$445,897	$22,372	5

	For the Three Months Ended
(Dollars in thousands)	March 31,	March 31,	Increase	Percent
Operating Income	2017	2016	(Decrease)	Change
Surfactants	$38,237	$37,245	$992	3
Polymers	21,399	22,197	(798)	-4
Specialty Products	1,275	2,333	(1,058)	-45
Segment Operating Income	$60,911	$61,775	$(864)	-1
Corporate Expenses, Excluding Deferred Compensation and Restructuring	13,690	14,448	(758)	-5
Deferred Compensation Expense	376	2,720	(2,344)	-86
Business Restructuring	786	—	786	NM
Total Operating Income	$46,059	$44,607	$1,452	3

Surfactants

Surfactants net sales for the first quarter of 2017 increased $12.6 million, or four percent, over net sales for the first quarter of 2016. Higher selling prices, which reflected higher raw material costs and a more favorable mix of sales, had a favorable $36.6 million effect on the quarter-over-quarter change in net sales. A seven percent decline in sales volume and the unfavorable effects of foreign currency translation offset the impact of increased selling prices by $20.8 million and $3.2 million, respectively. All regions contributed to the decline in sales volume. A quarter-over-quarter comparison of net sales by region follows:

	For the Three Months Ended
(Dollars in thousands)	March 31, 2017	March 31, 2016	Increase (Decrease)	Percent Change
North America	$198,243	$195,281	$2,962	2
Europe	63,423	63,531	(108)	—
Latin America	43,505	36,083	7,422	21
Asia	17,432	15,065	2,367	16
Total Surfactants Segment	$322,603	$309,960	$12,643	4

Net sales for North American operations increased two percent between quarters. Higher selling prices and the favorable effects of foreign currency translation favorably impacted the quarter-over-quarter change in net sales by $17.9 million and $0.3 million, respectively. Sales volume declined eight percent, which had a $15.2 million negative effect on the change in net sales. On average, selling prices increased 10 percent quarter over quarter, reflecting higher raw material costs and a more favorable mix of sales. Declines in sales volume for products used in laundry and cleaning, personal care and agricultural chemical applications, due to generally lower demand from existing customers, accounted for most of the North American surfactant sales volume decrease. Partially offsetting the declines in sales volumes of laundry and cleaning and personal care products were increased sales volumes of products used in household, industrial and institutional (HI&I) applications. The increase in HI&I sales volume was principally attributable to stronger demand from major customers. Volumes for surfactants used in oilfield solutions also improved, largely due to increased business from an existing customer and to new business.

Net sales for European operations declined less than one percent due to an eight percent decline in sales volume and the unfavorable effects of foreign currency translation, which negatively impacted the quarter-over-quarter change in net sales by $5.1 million and $5.0 million, respectively. Sales volume followed a similar trend to North American operations, as declines in sales volume for products used in laundry and cleaning, personal care and agricultural chemical applications drove most of the European operations decrease. A stronger U.S. dollar against the British pound sterling and European euro led to the foreign currency translation effect. A 17 percent increase in selling prices had a positive $10.0 million impact on the quarter-over-quarter change in net sales, which largely offset the unfavorable effects of lower sales volume and foreign exchange translation. The higher selling prices reflected increased quarter-over-quarter raw material costs.

Net sales for Latin American operations increased 21 percent. Increased selling prices and the favorable effects of foreign currency translation accounted for $5.3 million and $2.4 million, respectively, of the quarter-over-quarter increase in net sales. Sales volume declined one percent between quarters, which negatively affected the net sales change by $0.3 million. The increased selling prices reflected higher quarter-over-quarter raw material costs and a more favorable mix of sales. The foreign currency translation effect reflected the quarter-over-quarter strengthening of the Brazilian real and Colombian peso against the U.S. dollar, partially offset by a weaker Mexican peso. Reduced laundry and cleaning sales volume for Brazil operations was largely offset by new business associated with the 2016 acquisition of Tebras and PBC.

Net sales for Asian operations increased 16 percent primarily due to higher selling prices, which accounted for $4.4 million of the quarter-over-quarter change in net sales. Increased raw material costs led to the higher selling prices. The effect of the selling price increases was partially offset by a seven percent decline in sales volume and the unfavorable effects of foreign currency translation, which negatively impacted the net sales change by $1.1 million and $0.9 million, respectively. The sales volume decline was largely due to weaker demand for general surfactants sold to distributors and for laundry and cleaning products. A weaker Philippine peso relative to the U.S. dollar caused the negative foreign currency translation effect.

Surfactants operating income for the first quarter of 2017 increased $1.0 million, or three percent, over operating income for the first quarter of 2016.  Gross profit increased $0.3 million on improvements in North America and Latin America that were largely offset by declines in Europe and Asia. Operating expenses decreased $0.7 million, or three percent. Quarter-over-quarter comparisons of gross profit by region and total segment operating expenses and operating income follow:

	For the Three Months Ended
(Dollars in thousands)	March 31, 2017	March 31, 2016(a)	Increase (Decrease)	Percent Change
Gross Profit and Operating Income
North America	$43,032	$38,254	$4,778	12
Europe	6,046	9,483	(3,437)	-36
Latin America	7,244	6,989	255	4
Asia	4,500	5,808	(1,308)	-23
Surfactants Segment Gross Profit	$60,822	$60,534	$288	—
Operating Expenses	22,585	23,289	(704)	-3
Surfactants Segment Operating Income	$38,237	$37,245	$992	3

(a)

In 2017, the Company changed its internal financial statement classification for certain transportation costs, transferring such costs from operating expenses to cost of sales. In this segment discussion, the 2016 North America gross profit and total operating expenses have been changed from the amounts presented in 2016 to make such amounts consistent with the current year classification. Surfactants operating income remained unchanged.

Gross profit for North American operations increased 12 percent quarter over quarter. The improvement in gross profit was principally attributable to improved sales margins resulting from increased selling prices that outpaced raw material increases and from a more profitable sales mix of products. In addition, quarter-over-quarter manufacturing costs declined $1.0 million, due primarily to the closure of the Company’s Canada manufacturing operations in the fourth quarter of 2016.

Gross profit for European operations declined 36 percent between quarters primarily due to reduced sales margins and to the eight percent decline in sales volume. The lower sales margins reflected the effect of increased raw material costs. Competitive pressures prohibited higher raw material costs to be entirely passed on through selling price increases.

Gross profit for Latin American operations increased four percent quarter over quarter. A $0.5 million favorable effect of foreign currency translation that more than offset the effects of higher raw material costs and the one percent decline in sales volume accounted for the increased gross profit.

Asia gross profit declined 23 percent largely due to the seven percent decline in sales volume and to a quarter-over-quarter decline in production volume in Singapore, which led to higher unit overhead costs. A difference in the timing of sales orders and the Company’s intent to lower inventory levels in the region led to the decrease in Singapore production.

Operating expenses for the Surfactants segment declined $0.7 million, or three percent, quarter over quarter. Most of the decline was due to lower R&D expenses due to lower fringe benefit costs and to a 2017 reallocation of resources to other segments.

Polymers

Polymers net sales for the first quarter of 2017 increased $12.7 million, or 11 percent, over net sales for the same period of 2016.  An eight percent increase in sales volume and higher selling prices accounted for $9.1 million and $4.7 million, respectively, of the quarter-over-quarter net sales increase. All regions contributed to the growth in sales volume. The increased selling prices reflected higher raw material costs. The effects of foreign currency translation negatively impacted the net sales change by $1.1 million. A quarter-over-quarter comparison of net sales by region follows:

	For the Three Months Ended
(Dollars in thousands)	March 31, 2017	March 31, 2016	Increase	Percent Change
North America	$78,364	$74,627	$3,737	5
Europe	42,403	35,889	6,514	18
Asia and Other	5,843	3,382	2,461	73
Total Polymers Segment	$126,610	$113,898	$12,712	11

Net sales for North American operations grew five percent due to higher selling prices and a two percent increase in sales volume, which accounted for $2.2 million and $1.5 million, respectively, of the quarter-over-quarter net sales increase. Selling prices increased three percent, principally as a result of higher quarter-over-quarter raw material costs. Sales volume of polyols used in rigid foam applications increased seven percent primarily due to increased demand from existing customers. Sales volume of specialty polyols increased four percent on increased volumes for product used in CASE applications. Phthalic anhydride sales volume declined seven percent.

Net sales for European operations increased 18 percent. A 13 percent increase in sales volume and higher selling prices accounted for $4.7 million and $2.9 million, respectively, of the quarter-over-quarter net sales increase. Stronger demand from existing customers using polyols in rigid foam insulation and insulated metal panels and specialty polyols used in CASE applications led to the growth in sales volume. Selling prices increased seven percent primarily due to increased raw material costs. The unfavorable effects of foreign currency translation offset the effects of the increased sales volume and prices by $1.1 million.

Net sales for Asia and Other operations increased 73 percent quarter over quarter due primarily to a 64 percent increase in sales volume. Most of the sales volume increase reflected new business for the Company’s manufacturing facility in Nanjing, China, that commenced operations in early 2016.

Polymers operating income for the first quarter of 2017 declined $0.8 million, or four percent, from operating income for the first quarter of last year. Gross profit decreased $0.5 million, or two percent, primarily due to higher material costs and higher costs associated with the production facility in Nanjing, China. Operating expenses increased $0.3 million, or five percent between quarters. Quarter-over-quarter comparisons of gross profit by region and total segment operating expenses and operating income follow:

	For the Three Months Ended
(Dollars in thousands)	March 31, 2017	March 31, 2016(a)	Increase (Decrease)	Percent Change
Gross Profit and Operating Income
North America	$21,254	$21,450	$(196)	-1
Europe	7,358	7,219	139	2
Asia and Other	(71)	360	(431)	NM
Polymers Segment Gross Profit	$28,541	$29,029	$(488)	-2
Operating Expenses	7,142	6,832	310	5
Polymers Segment Operating Income	$21,399	$22,197	$(798)	-4

(a)

In 2017, the Company changed its internal financial statement classification for certain transportation costs, transferring such costs from operating expenses to cost of sales. In this segment discussion, the 2016 North America gross profit and total operating expenses have been changed from the amounts presented in 2016 to make such amounts consistent with the current year classification. Polymers operating income remained unchanged.

Gross profit for North American operations declined one percent quarter over quarter. The impact of reduced sales margins, resulting from increased raw material costs, more than offset the effect of the two percent growth in sales volume. Competitive pressures prohibited passing through the full extent of raw material increases to customers.

Gross profit for European operations increased two percent due to the 13 percent increase in sales volume. Higher raw material costs and a $0.2 million unfavorable foreign currency translation effect tempered the impact of the sales volume improvement.

Gross profit for Asia and Other operations declined despite the 64 percent increase in sales volume. Higher overhead costs for the plant in Nanjing, China, more than offset the impact of the sales volume growth.

Operating expenses for the Polymers segment increased $0.3 million, or five percent, quarter over quarter. Most of the increase was attributable to higher R&D expenses for China operations and to a 2017 reallocation of resources from the Surfactant segments.

Specialty Products

Net sales for the first quarter of 2017 declined $3.0 million, or 14 percent, from net sales for the first quarter of 2016. Lower sales volume and selling prices led to the net sales decline. All product lines contributed to the sales volume decline. Operating income declined $1.1 million quarter over quarter. The decline in operating income reflected the lower sales volumes and selling prices and a less favorable mix of sales resulting from the timing of orders for certain products used in pharmaceutical and flavoring applications.

Corporate Expenses

Corporate expenses, which are comprised of deferred compensation and other operating expenses that are not allocated to the reportable segments, declined $2.3 million between quarters to $14.9 million for the first quarter of 2017 from $17.2 million for the first quarter of 2016. The decline in corporate expense was primarily attributable to decreased expenses for deferred compensation ($2.3 million), legal and environmental ($0.9 million) and the accumulation of a number of items with smaller declines, partially offset by an increase in consulting fee expense ($0.9 million) and by the previously discussed restructuring expenses ($0.8 million). The decline in legal and environmental expense was largely attributable to first quarter 2016 increases to the Company’s environmental remediation liabilities that did not recur in the first quarter of 2017. The increase in consulting fees reflected external resources engaged in 2017 to support certain strategic projects.

The $2.3 million decline in deferred compensation expense reflected a $2.67 per share decline in the value of Company common stock in the first quarter of 2017 compared to a $5.60 per share increase for the first quarter of last year. The effect of the quarter-over-quarter change in the value of Company common stock was partially offset by a 2017 first quarter increase in the value of mutual fund investments held for the plan compared to a 2016 first quarter decrease. The following table presents the quarter-end Company common stock market prices used in the computation of deferred compensation expenses for the three months ended March 31, 2017 and 2016:

	2017	2016		2015
	March 31	December 31	March 31	December 31
Company Common Stock Price	$78.81	$81.48	$55.29	$49.69

LIQUIDITY AND CAPITAL RESOURCES

Overview

For the three months ended March 31, 2017, operating activities were a cash source of $3.3 million versus a use of $1.8 million for the comparable period in 2016. For the current period, investing cash outflows totaled $26.6 million, as compared to an outflow of $22.5 million in the prior year period, and financing activities were a use of $7.2 million, as compared to a use of $8.9 million in the prior year period. Cash and cash equivalents decreased by $27.9 million compared to December 31, 2016, including a favorable exchange rate impact of $2.6 million.

As of March 31, 2017, the Company’s cash and cash equivalents totaled $197.8 million, including $15.0 million in a U.S. money market fund, which was rated AAA by Standard and Poor’s. Cash in U.S. demand deposit accounts totaled $81.5 million and cash of the Company’s non-U.S. subsidiaries held outside the U.S. totaled $101.3 million as of March 31, 2017.

Operating Activity

Net income increased by $4.0 million versus the comparable period in 2016. Working capital was a cash use of $50.5 million versus a use of $56.7 million for the comparable year-ago period.

Year-to-date accounts receivable were a use of $20.3 million compared to a use of $36.3 million for the comparable period in 2016. Inventories were a use of $14.4 million in 2017 versus a use of $5.3 million in 2016. Accounts payable and accrued liabilities were a use of $14.2 million in 2017 compared to a use of $14.8 million for the same period in 2016.

Working capital requirements were lower year-to-date, compared to the same period in 2016 primarily due to higher accounts payable partially offset by increased inventory quantities and price. The year-to-date inventory increase in quantity was due to planned increases to support customer service levels. It is management’s opinion that the Company’s liquidity is sufficient to provide for potential increases in working capital requirements during 2017.

Investing Activity

Cash outflows for investing activities were up by $4.2 million year-over-year. Cash outflows from investing activities year-to-date included capital expenditures of $20.4 million compared to $19.3 million for the comparable period last year. Other investing activities consumed $6.2 million in 2017 versus a use of $3.1 million in 2016. The increase in other investing activities was primarily attributable to the $4.3 million purchase price working capital adjustment payment made in the first quarter of 2017 related to the Tebras and PBC acquisitions made in the fourth quarter of 2016.

For 2017, the Company estimates that total capital expenditures will range from $100 million to $120 million including capacity expansions in the United States, Brazil and Germany.

Financing Activity

Cash flow used for financing activities was a use of $7.2 million in 2017 versus a use of $8.9 million in 2016. The Company purchases its common shares in the open market from time to time to fund its own benefit plans and also to mitigate the dilutive effect of new shares issued under its benefit plans. The Company may also make open market repurchases as cash flows permit when, in management’s opinion, the Company’s shares are undervalued in the market. For the three months ended March 31, 2017, the Company purchased 20,093 shares in the open market at a total cost of $1.5 million.  At March 31, 2017, there were 697,836 shares remaining under the current share repurchase authorization.

Debt and Credit Facilities

Consolidated balance sheet debt decreased by $0.3 million for the current year, from $317.0 million at December 31, 2016, to $316.7 million at March 31, 2017, primarily due to a reduction of foreign debt. Net debt (which is defined as total debt minus cash – see the “Reconciliation of Non-GAAP Net Debt” section of this MD&A) increased by $27.6 million for the current year, from $91.3 million to $118.9 million, primarily due to a $27.9 million decrease of cash between December 31, 2016 and March 31, 2017.

As of March 31, 2017, the ratio of total debt to total debt plus shareholders’ equity was 32.0 percent compared to 33.3 percent at December 31, 2016. As of March 31, 2017, the ratio of net debt to net debt plus shareholders’ equity was 15.0 percent, compared to 12.6 percent at December 31, 2016. At March 31, 2017, the Company’s debt included $310.7 million of unsecured private placement loans with maturities ranging from 2017 through 2027. These loans are the Company’s primary source of long-term debt financing and are supplemented by bank credit facilities to meet short and medium-term needs.

The Company has a committed $125.0 million multi-currency syndicated revolving credit agreement. The credit agreement allows the Company to make unsecured borrowings, as requested from time to time, for working capital and other corporate purposes. This unsecured facility is the Company’s primary source of short-term borrowings and is committed through July 10, 2019, with terms and conditions that are substantially equivalent to those of the Company’s other long-term loan agreements. As of March 31, 2017, the Company had outstanding letters of credit of $4.9 million under the revolving credit agreement, and no borrowings, with $120.1 million remaining available. The Company anticipates that cash from operations, committed credit facilities and cash on hand will be sufficient to fund anticipated capital expenditures, working capital, dividends and other planned financial commitments for the foreseeable future.

Certain foreign subsidiaries of the Company maintain term loans and short-term bank lines of credit in their respective local currencies to meet working capital requirements as well as to fund capital expenditure programs and acquisitions. At March 31, 2017, the Company’s foreign subsidiaries had outstanding debt of $7.1 million.

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

The Company believes it was in compliance with all of its loan agreements as of March 31, 2017. Based on current projections, the Company believes it will be in compliance with its loan agreements throughout 2017.

ENVIRONMENTAL AND LEGAL MATTERS

The Company’s operations are subject to extensive federal, state and local environmental laws and regulations and similar laws in the other countries in which the Company does business.  Although the Company's environmental policies and practices are designed to ensure compliance with these laws and regulations, future developments and increasingly stringent environmental regulation could require the Company to make additional environmental expenditures.  The Company will continue to invest in the equipment and facilities necessary to comply with existing and future regulations.  During the first three months of 2017 and 2016, the Company’s expenditures for capital projects related to the environment were $0.7 million and $0.4 million, respectively.  These projects are capitalized and depreciated over their estimated useful lives, which are typically 10 years.  Recurring costs associated with the operation and maintenance of facilities for waste treatment and disposal and managing environmental compliance in ongoing operations at the Company’s manufacturing locations were $6.0 million and $5.5 million for the three months ended March 31, 2017 and 2016, respectively.  While difficult to project, it is not anticipated that these recurring expenses will increase significantly in the future.

Over the years, the Company has received requests for information related to or has been named by the government as a potentially responsible party at a number of waste disposal sites where cleanup costs have been or may be incurred under CERCLA and similar state or foreign statutes.  In addition, damages are being claimed against the Company in general liability actions for alleged personal injury or property damage in the case of some disposal and plant sites.  The Company believes that it has made adequate provisions for the costs it may incur with respect to the sites.  It is the Company’s accounting policy to record liabilities when environmental assessments and/or remedial efforts are probable and the cost or range of possible costs can be reasonably estimated.  When no amount within the range is a better estimate than any other amount, the minimum is accrued.  Some of the factors on which the Company bases its estimates include information provided by feasibility studies, potentially responsible party negotiations and the development of remedial action plans.  After partial remediation payments at certain sites, the Company has estimated a range of possible environmental and legal losses of $25.6 million to $46.3 million at March 31, 2017, compared to $25.7 million to $46.5 million at December 31, 2016.  At March 31, 2017, and December 31, 2016, the Company's accrued liability for such losses, which represented the Company’s best estimate within the estimated range of possible environmental and legal losses, was $25.8 million.  Because the liabilities accrued are estimates, actual amounts could differ from the amounts reported. Cash outlays related to legal and environmental matters approximated $0.4 million and $0.3 million for the three-month periods ended March 31, 2017 and 2016, respectively.

For certain sites, the Company has responded to information requests made by federal, state or local government agencies but has received no response confirming or denying the Company’s stated positions. As such, estimates of the total costs, or range of possible costs, of remediation, if any, or the Company’s share of such costs, if any, cannot be determined with respect to these sites. Consequently, the Company is unable to predict the effect thereof on the Company’s financial position, cash flows and results of operations. Given the information available, management believes the Company has no liability at these sites. However, in the event of one or more adverse determinations with respect to such sites in any annual or interim period, the effect on the Company’s cash flows and results of operations for those periods could be material.  Based upon the Company’s present knowledge with respect to its involvement at these sites, the possibility of other viable entities’ responsibilities for cleanup, and the extended period over which any costs would be incurred, the Company believes that these matters, individually and in the aggregate, will not have a material effect on the Company’s financial position. Certain of these matters are discussed in Item 1, Part 2, Legal Proceedings, in this report and in other filings of the Company with the SEC, which are available upon request from the Company.  See also Note 7 to the condensed consolidated financial statements for a summary of the environmental proceedings related to certain environmental sites.

OUTLOOK

After a record first quarter, the Company remains optimistic about the balance of the year. The Company believes that benefits from its enhanced internal efficiencies, continued growth in its core polymer markets and its product and end-market diversification efforts should positively impact 2017. Conversely, higher raw material costs may pressure margins. Overall, the Company believes earnings for the year should grow.

CRITICAL ACCOUNTING POLICIES

There have been no changes to the critical accounting policies disclosed in the Company’s 2016 Annual Report on Form 10-K.

RECONCILIATION OF NON-GAAP ADJUSTED NET INCOME AND EARNINGS PER SHARE

	Three Months Ended March 31
(In millions, except per share amounts)	2017		2016
	Net Income	Diluted EPS	Net Income	Diluted EPS
Net Income Attributable to the Company as Reported	$31.9	$1.37	$27.9	$1.22

Deferred Compensation (Income) Expense (including related investment activity)	(1.3)	(0.05)	2.9	0.12
Business Restructuring	0.8	0.03	—	—
Cumulative Tax Effect on Above Adjustment Items	0.3	0.01	(1.1)	(0.04)
Adjusted Net Income	$31.7	$1.36	$29.7	$1.30

The Company believes that certain non-GAAP measures, when presented in conjunction with comparable GAAP measures, are useful for evaluating the Company’s operating performance and provide better clarity on the impact of non-operational items. Internally, the Company uses this non-GAAP information as an indicator of business performance and evaluates management’s effectiveness with specific reference to these indicators.  These measures should be considered in addition to, not a substitute for or superior to, measures of financial performance prepared in accordance with GAAP. The cumulative tax effect was calculated using the statutory tax rates for the jurisdictions in which the noted transactions occurred.

RECONCILIATION OF NON-GAAP NET DEBT

(In millions)	March 31, 2017	December 31, 2016
Current Maturities of Long-Term Debt as Reported	$27.8	$28.1
Long-Term Debt as Reported	288.9	288.9
Total Debt as Reported	316.7	317.0
Less Cash and Cash Equivalents as Reported	(197.8)	(225.7)
Net Debt	$118.9	$91.3

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

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the market risks described in the Company’s 2016 Annual Report on Form 10-K.

Item 4 – Controls and Procedures

a.	Evaluation of Disclosure Controls and Procedures

We have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2017.  Based on this evaluation of our disclosure controls and procedures, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2017, such that the information required to be disclosed in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

b.	Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II OTHER INFORMATION

Item 1 – Legal Proceedings

There have been no material changes to the legal proceedings disclosed in the Company’s 2016 Annual Report on Form 10-K.

Item 1A – Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s 2016 Annual Report on Form 10-K.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Month	Total Number of Shares Purchased			Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 2017	—			$—	─	─
February 2017	8,133	(a)		$77.50	─	─
March 2017	30,237	(a)	(b)	$75.33	─	─

(a)

8,133 shares in February and 10,144 shares in March represent shares of Company common stock tendered by employees to settle statutory withholding taxes related to distributions of deferred performance stock awards and deferred management incentive compensation and to the exercise of SARs.

(b)	20,093 shares of Company common stock were bought on the open market.

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Mine Safety Disclosures

Not applicable

Item 5 – Other Information

None

Item 6 – Exhibits

Exhibit No.		Description
31.1	–	Certification of President and Chief Executive Officer pursuant to Exchange Act Rule 13a- 14(a)/15d-14(a)

31.2	–	Certification of Vice President and Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)

32	–	Certification pursuant to 18 U.S.C. Section 1350

101.INS	–	XBRL Instance Document

101.SCH	–	XBRL Taxonomy Extension Schema Document

101.CAL	–	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	–	XBRL Taxonomy Extension Definition Document

101.LAB	–	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	–	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEPAN COMPANY

Date:  April 27, 2017

/s/ Scott D. Beamer
Scott D. Beamer
Vice President and Chief Financial Officer (Authorized Officer and Principal Financial Officer)