Form 10-Q
period 2017-06-30
STEPAN CO
filed 2017-07-28
CIK 94049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

(Check one): Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes   ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 21, 2017
Common Stock, $1 par value	22,535,254 Shares

Part I FINANCIAL INFORMATION

Item 1 - Financial Statements

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Unaudited

(In thousands, except per share amounts)	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
Net Sales	$495,101	$454,603	$963,370	$900,500
Cost of Sales	405,135	361,672	781,306	714,070
Gross Profit	89,966	92,931	182,064	186,430
Operating Expenses:
Selling	13,259	14,572	26,744	28,262
Administrative	17,848	17,692	35,819	36,392
Research, development and technical services	14,296	14,256	27,717	28,038
Deferred compensation expense	5,016	2,434	5,392	5,154
	50,419	48,954	95,672	97,846

Business restructuring expenses (Note 14)	586	1,061	1,372	1,061

Operating Income	38,961	42,916	85,020	87,523
Other Income (Expense):
Interest, net	(2,863)	(3,417)	(5,855)	(7,031)
Other, net (Note 13)	965	(303)	2,228	(828)
	(1,898)	(3,720)	(3,627)	(7,859)

Income Before Provision for Income Taxes	37,063	39,196	81,393	79,664
Provision for Income Taxes(a)	9,167	10,695	21,585	23,244
Net Income(a)	27,896	28,501	59,808	56,420
Net Income Attributable to Noncontrolling Interests (Note 2)	(14)	(5)	(13)	(8)
Net Income Attributable to Stepan Company(a)	$27,882	$28,496	$59,795	$56,412

Net Income Per Common Share Attributable to Stepan Company (Note 9):
Basic(a)	$1.21	$1.25	$2.61	$2.48
Diluted(a)	$1.19	$1.24	$2.56	$2.46

Shares Used to Compute Net Income Per Common Share Attributable to Stepan Company (Note 9):
Basic	22,953	22,760	22,927	22,746
Diluted(a)	23,381	23,004	23,356	22,950

Dividends Declared Per Common Share	$0.21	$0.19	$0.41	$0.38

(a)

The 2016 amounts for the noted items have been immaterially changed from the amounts originally reported as a result of the Company’s fourth quarter 2016 adoption of Accounting Standards Update (ASU) No. 2016-9, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited

(In thousands)	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
Net income	$27,896	$28,501	$59,808	$56,420
Other comprehensive income (loss):
Foreign currency translation adjustments (Note 10)	5,997	(2,692)	16,451	9,898
Pension liability adjustment, net of tax (Note 10)	567	565	1,132	1,129
Derivative instrument activity, net of tax (Note 10)	(3)	(6)	(5)	(27)
Other comprehensive income (loss)	6,561	(2,133)	17,578	11,000
Comprehensive income	34,457	26,368	77,386	67,420
Comprehensive (income) loss attributable to noncontrolling interests (Note 2)	(34)	39	(46)	25
Comprehensive income attributable to Stepan Company	$34,423	$26,407	$77,340	$67,445

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(In thousands)	June 30, 2017	December 31, 2016
Assets
Current Assets:
Cash and cash equivalents	$223,818	$225,743
Receivables, net	306,221	263,408
Inventories (Note 6)	178,372	173,663
Other current assets	25,018	22,727
Total current assets	733,429	685,541
Property, Plant and Equipment:
Cost	1,562,017	1,513,478
Less: accumulated depreciation	(974,768)	(930,764)
Property, plant and equipment, net	587,249	582,714
Goodwill, net	25,063	25,308
Other intangible assets, net	20,426	22,339
Long-term investments (Note 3)	26,907	24,055
Other non-current assets	13,665	13,933
Total assets	$1,406,739	$1,353,890
Liabilities and Equity
Current Liabilities:
Current maturities of long-term debt (Note 12)	$21,219	$28,154
Accounts payable	169,182	158,316
Accrued liabilities	83,991	110,795
Total current liabilities	274,392	297,265
Deferred income taxes	15,147	12,497
Long-term debt, less current maturities (Note 12)	283,222	288,859
Other non-current liabilities	125,279	119,353
Commitments and Contingencies (Note 7)
Equity:
Common stock, $1 par value; authorized 60,000,000 shares; Issued shares 26,038,909 in 2017 and 25,894,782 shares in 2016	26,039	25,895
Additional paid-in capital	165,548	158,042
Accumulated other comprehensive loss (Note 10)	(109,920)	(127,465)
Retained earnings	699,640	649,070
Less: Common treasury stock, at cost, 3,503,655 shares in 2017 and 3,470,084 shares in 2016	(73,966)	(70,938)
Total Stepan Company stockholders’ equity	707,341	634,604
Noncontrolling interests (Note 2)	1,358	1,312
Total equity	708,699	635,916
Total liabilities and equity	$1,406,739	$1,353,890

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(In thousands)	Six Months Ended June 30
	2017	2016
Cash Flows From Operating Activities
Net income	$59,808	$56,420
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,729	36,453
Deferred compensation	5,392	5,154
Realized and unrealized gains (losses) on long-term investments	(2,576)	205
Stock-based compensation	4,551	4,448
Deferred income taxes	2,741	6,146
Other non-cash items	2,972	272
Changes in assets and liabilities:
Receivables, net	(33,697)	(33,586)
Inventories	(1,477)	(8,664)
Other current assets	(2,050)	335
Accounts payable and accrued liabilities	(11,777)	8,586
Pension liabilities	(58)	365
Environmental and legal liabilities	(469)	767
Deferred revenues	(162)	(564)
Net Cash Provided By Operating Activities (a)	60,927	76,337
Cash Flows From Investing Activities
Expenditures for property, plant and equipment	(38,331)	(40,696)
Business acquisition (Note 15)	(4,339)	—
Other, net	(2,184)	(3,533)
Net Cash Used In Investing Activities	(44,854)	(44,229)
Cash Flows From Financing Activities
Revolving debt and bank overdrafts, net	(7,221)	(3,971)
Other debt repayments	(5,714)	(6,033)
Dividends paid	(9,225)	(8,477)
Company stock repurchased	(1,500)	(2,408)
Stock option exercises	2,518	1,351
Other, net	(1,586)	(235)
Net Cash Used In Financing Activities (a)	(22,728)	(19,773)
Effect of Exchange Rate Changes on Cash	4,730	1,933
Net Increase (Decrease) in Cash and Cash Equivalents	(1,925)	14,268
Cash and Cash Equivalents at Beginning of Period	225,743	176,143
Cash and Cash Equivalents at End of Period	$223,818	$190,411
Supplemental Cash Flow Information
Cash payments of income taxes, net of refunds	$18,288	$11,074
Cash payments of interest	$7,101	$7,442

(a)

The amounts for the six months ended June 30, 2016 have been immaterially changed from the originally reported amounts as a result of the Company’s fourth quarter 2016 adoption of ASU No.2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

Unaudited

1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements included herein have been prepared by Stepan Company (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate and make the information presented not misleading.  In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company’s financial position as of June 30, 2017, results of operations for the three and six months ended June 30, 2017 and 2016, and cash flows for the six months ended June 30, 2017 and 2016, have been included.  These financial statements and related footnotes should be read in conjunction with the financial statements and related footnotes included in the Company’s 2016 Annual Report on Form 10-K.

2.	RECONCILIATIONS OF EQUITY

Below are reconciliations of total equity, Company equity and equity attributable to noncontrolling interests for the six months ended June 30, 2017 and 2016:

(In thousands)	Total Equity	Stepan Company Equity	Noncontrolling Interests’ Equity (3)
Balance at January 1, 2017	$635,916	$634,604	$1,312
Net income	59,808	59,795	13
Dividends	(9,225)	(9,225)	—
Common stock purchases (1)	(3,191)	(3,191)	—
Stock option exercises	2,518	2,518	—
Defined benefit pension adjustments, net of tax	1,132	1,132	—
Translation adjustments	16,451	16,418	33
Derivative instrument activity, net of tax	(5)	(5)	—
Other (2)	5,295	5,295	—
Balance at June 30, 2017	$708,699	$707,341	$1,358

(In thousands)	Total Equity	Stepan Company Equity	Noncontrolling Interests’ Equity (3)
Balance at January 1, 2016	$558,384	$556,984	$1,400
Net income	56,420	56,412	8
Dividends	(8,477)	(8,477)	—
Common stock purchases (1)	(2,643)	(2,643)	—
Stock option exercises	1,351	1,351	—
Defined benefit pension adjustments, net of tax	1,129	1,129	—
Translation adjustments	9,898	9,931	(33)
Derivative instrument activity, net of tax	(27)	(27)	—
Other (2)(4)	4,224	4,224	—
Balance at June 30, 2016	$620,259	$618,884	$1,375
(1)

Includes the value of Company shares purchased in the open market and the value of Company common shares tendered by employees to settle statutory withholding taxes related to the receipt of performance awards and deferred compensation distributions.

(2)	Primarily comprised of activity related to stock-based compensation and deferred compensation.
(3)	Reflects the noncontrolling interest in the Company’s China joint venture.
(4)

Amounts for the noted line items have been immaterially changed from the amounts originally reported as a result of the Company’s fourth quarter 2016 adoption of ASU No. 2016-9, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.

3.	FAIR VALUE MEASUREMENTS

The following describe the financial instruments held by the Company at June 30, 2017, and December 31, 2016, and the methods and assumptions used to estimate the instruments’ fair values:

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

At June 30, 2017, and December 31, 2016, the fair values of debt and the related carrying values, including current maturities, were as follows (the fair value and carrying value amounts are presented without regard to unamortized debt issuance costs of $1,064,000 and $1,141,000 as of June 30, 2017 and December 31, 2016, respectively):

(In thousands)	June 30, 2017	December 31, 2016
Fair value	$306,814	$316,364
Carrying value	305,505	318,154

The following tables present financial assets and liabilities measured on a recurring basis at fair value as of June 30, 2017, and December 31, 2016, and the level within the fair value hierarchy in which the fair value measurements fall:

(In thousands)	June 30, 2017	Level 1	Level 2	Level 3
Mutual fund assets	$26,907	$26,907	$—	$—
Derivative assets:
Foreign currency contracts	621	—	621	—
Total assets at fair value	$27,528	$26,907	$621	$—
Derivative liabilities:
Foreign currency contracts	$807	$—	$807	$—

(In thousands)	December 31, 2016	Level 1	Level 2	Level 3
Mutual fund assets	$24,055	$24,055	$—	$—
Derivative assets:
Foreign currency contracts	453	—	453	—
Total assets at fair value	$24,508	$24,055	$453	$—
Derivative liabilities :
Foreign currency contracts	$469	$—	$469	$—

4.	DERIVATIVE INSTRUMENTS

The Company is exposed to certain risks relating to its ongoing business operations. The primary risk managed by the use of derivative instruments is foreign currency exchange risk.  The Company holds forward foreign currency exchange contracts that are not designated as any type of accounting hedge as defined by GAAP.  The Company uses these contracts to manage its exposure to exchange rate fluctuations on certain Company subsidiary cash, accounts receivable, accounts payable and other obligation balances that are denominated in currencies other than the entities’ functional currencies. The forward foreign exchange contracts are recognized on the balance sheet as either an asset or a liability measured at fair value. Gains and losses arising from recording the foreign exchange contracts at fair value are reported in earnings as offsets to the losses and gains reported in earnings arising from the re-measurement of the asset and liability balances into the applicable functional currencies. At June 30, 2017, and December 31, 2016, the Company had open forward foreign currency exchange contracts, all with settlement dates of approximately one to three months, to buy or sell foreign currencies with U.S. dollar equivalent amounts of $50,428,000 and $33,372,000, respectively.

The fair values of the derivative instruments held by the Company on June 30, 2017, and December 31, 2016, are disclosed in Note 3. Derivative instrument gains and losses for the three- and six-month periods ending June 30, 2017 and 2016, were immaterial.  For amounts reclassified out of accumulated other comprehensive income (loss) (AOCI) into earnings for the three- and six-month periods ended June 30, 2017 and 2016, see Note 10.

5.	STOCK-BASED COMPENSATION

On June 30, 2017, the Company had stock options and stock awards outstanding under its 2006 Incentive Compensation Plan and stock options, stock awards and stock appreciation rights (SARs) outstanding under its 2011 Incentive Compensation Plan.  SARs granted prior to 2015 are cash-settled, and SARs granted after 2014, including the 2017 grant, are stock-settled.  Stock options and SARs granted prior to 2017 cliff vest after two years. Stock options and SARs granted in 2017 have a three-year graded vesting feature, with one-third of the awards vesting each year.  The Company has elected the straight-line method of expense attribution for the stock options and SARs with the graded vesting feature.

Compensation expense recorded for all stock options, stock awards and SARs was as follows:

(In thousands)
Three Months Ended June 30		Six Months Ended June 30
2017	2016	2017	2016
$3,166	$2,025	$4,551	$4,448

The increase in stock-based compensation expense between the three-month periods ended June 30, 2017 and 2016, was primarily attributable to increased compensation related to cash-settled SARs.  SARs compensation expense in the second quarter of 2017 was higher than in the second quarter of 2016 due to a greater quarter-over-quarter increase in the market value of Company common stock, which is used to calculate the fair value of SARs.

Unrecognized compensation costs for stock options, stock awards and SARs were as follows:

(In thousands)	June 30, 2017	December 31, 2016
Stock options	$1,854	$895
Stock awards	6,419	5,514
SARs	3,853	1,859

The increases in unrecognized compensation costs for stock options, stock awards and SARs reflected the 2017 grants of:

Shares
Stock options	71,434
Stock awards (at target)	44,599
SARs	148,723

The unrecognized compensation costs at June 30, 2017, are expected to be recognized over weighted-average periods of 2.1 years, 1.8 years and 2.2 years for stock options, stock awards and SARs, respectively.

6.	INVENTORIES

The composition of inventories at June 30, 2017, and December 31, 2016, was as follows:

(In thousands)	June 30, 2017	December 31, 2016
Finished goods	$110,366	$127,597
Raw materials	68,006	46,066
Total inventories	$178,372	$173,663

Inventories are priced primarily using the last-in, first-out inventory valuation method.  If the first-in, first-out inventory valuation method had been used for all inventories, total inventory balances would have been approximately $31,229,000 and $25,872,000 higher than reported at June 30, 2017, and December 31, 2016, respectively.

7.	CONTINGENCIES

There are a variety of legal proceedings pending or threatened against the Company.  Some of these proceedings may result in fines, penalties, judgments or costs being assessed against the Company at some future time.  The Company’s operations are subject to extensive local, state and federal regulations, including the U.S. Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) and the Superfund amendments of 1986 (Superfund) and similar laws in the other countries in which the Company does business.  Over the years, the Company has received requests for information related to or has been named by the government as a potentially responsible party (PRP) at a number of waste disposal sites where cleanup costs have been or may be incurred under CERCLA and similar state statutes.  In addition, damages are being claimed against the Company in general liability actions for alleged personal injury or property damage in the case of some disposal and plant sites.  The Company believes that it has made adequate provisions for the costs it may incur with respect to these sites.

As of June 30, 2017, the Company estimated a range of possible environmental and legal losses of $25.0 million to $45.8  million.  At June 30, 2017, and December 31, 2016, the Company’s accrued liability for such losses, which represented the Company’s best estimate within the estimated range of possible environmental and legal losses, was $25.0 million and $25.8  million, respectively. During the six-month period ended June 30, 2017, cash outlays related to legal and environmental matters approximated $1.0 million compared to $0.6 million for the same period in 2016.

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

Following are summaries of the material contingencies at June 30, 2017:

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

Other U.S. Sites

Through the regular environmental monitoring of its plant production sites, the Company discovered levels of chemical contamination that were above thresholds allowed by law at two of its U.S. plants.  The Company voluntarily reported its results to the applicable state environmental agencies.  As a result, the Company is required to perform self-remediation of the affected areas.  In the fourth quarter of 2016, the Company recognized a charge for the estimated cost of remediating the sites.  Based on current information, the Company believes that its recorded liability for the remediation is adequate.  However, actual costs could differ from current estimates.

8.	POSTRETIREMENT BENEFIT PLANS

Defined Benefit Pension Plans

The Company sponsors various funded qualified and unfunded non-qualified defined benefit pension plans, the most significant of which cover employees in the U.S. and U.K. locations.  The U.S. and U.K. defined benefit pension plans are frozen and service benefits are no longer being accrued.

Components of Net Periodic Benefit Cost

	UNITED STATES
(In thousands)	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
Interest cost	$1,662	$1,730	$3,323	$3,459
Expected return on plan assets	(2,322)	(2,254)	(4,643)	(4,508)
Amortization of net actuarial loss	788	882	1,576	1,764
Net periodic benefit cost	$128	$358	$256	$715

	UNITED KINGDOM
(In thousands)	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
Interest cost	$147	$194	$290	$387
Expected return on plan assets	(198)	(238)	(390)	(476)
Amortization of net actuarial loss	95	20	187	40
Net periodic benefit cost (income)	$44	$(24)	$87	$(49)

Employer Contributions

U.S. Plans

As a result of pension funding relief provisions included in the Highway and Transportation Funding Act of 2014, the Company expects to make no 2017 contributions to the funded U.S. qualified defined benefit plans. Approximately, $312,000 is expected to be paid related to the unfunded non-qualified plans in 2017.  Of such amount, $200,000 had been paid as of June 30, 2017.

U.K. Plan

The Company’s U.K. subsidiary expects to contribute approximately $360,000 to its defined benefit pension plan in 2017.  Of such amount, $201,000 had been contributed as of June 30, 2017.

Defined Contribution Plans

The Company sponsors retirement savings defined contribution plans that cover U.S. and U.K. employees. The Company also sponsors a qualified profit sharing plan for its U.S. employees. The retirement savings and profit sharing defined contribution plans include a qualified plan and a non-qualified supplemental executive plan.

Defined contribution plan expenses for the Company’s retirement savings and profit sharing plans were as follows:

(In thousands)	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
Retirement savings plans	$1,224	$1,254	$2,483	$2,545
Profit sharing plan	2,108	1,786	3,951	3,503
Total defined contribution expense	$3,332	$3,040	$6,434	$6,048

The Company funds the obligations of its non-qualified supplemental executive defined contribution plans (supplemental plans) through a rabbi trust. The trust comprises various mutual fund investments selected by the participants of the supplemental plans. In accordance with the accounting guidance for rabbi trust arrangements, the assets of the trust and the obligations of the supplemental plans are reported on the Company’s consolidated balance sheets.  The Company elected the fair value option for the mutual fund investment assets so that offsetting changes in the mutual fund values and defined contribution plan obligations would be recorded in earnings in the same period. Therefore, the mutual funds are reported at fair value with any subsequent changes in fair value recorded in the consolidated statements of income. The liabilities related to the supplemental plans increase (i.e., supplemental plan expense is recognized) when the value of the trust assets appreciates and decrease when the value of the trust assets declines (i.e., supplemental plan income is recognized). At June 30, 2017, the balance of the trust assets was $1,910,000, which equaled the balance of the supplemental plan liabilities (see the long-term investments section in Note 3 for further information regarding the Company’s mutual fund assets).

9.	EARNINGS PER SHARE

Below are the computations of basic and diluted earnings per share for the three and six months ended June 30, 2017 and 2016:

(In thousands, except per share amounts)	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
Computation of Basic Earnings per Share
Net income attributable to Stepan Company	$27,882	$28,496	$59,795	$56,412
Weighted-average number of common shares outstanding	22,953	22,760	22,927	22,746
Basic earnings per share	$1.21	$1.25	$2.61	$2.48

Computation of Diluted Earnings per Share
Net income attributable to Stepan Company	$27,882	$28,496	$59,795	$56,412
Weighted-average number of shares outstanding	22,953	22,760	22,927	22,746
Add weighted-average net shares issuable from assumed exercise of options (under treasury stock method) (1)	172	159	177	146
Add weighted-average net shares related to unvested stock awards (under treasury stock method)	8	6	8	5
Add weighted-average net shares from assumed exercise of SARS (under treasury stock method) (1)	143	41	143	20
Add weighted-average contingently issuable net shares related to performance stock awards (under treasury stock method)	105	38	101	33
Weighted-average shares applicable to diluted earnings	23,381	23,004	23,356	22,950
Diluted earnings per share	$1.19	$1.24	$2.56	$2.46
(1)

Options/SARs to acquire 37,261 shares of Company common stock were excluded from the computations of diluted earnings per share for the six months ended June 30, 2017. Options/SARs to acquire 85,243 and 87,430 shares of Company common stock were excluded from the computations of diluted earnings per share for the three and six months ended June 30, 2016, respectively. Inclusion of the instruments would have had antidilutive effects on the computations of earnings per share.

10.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Below are the changes in the Company’s AOCI balances by component (net of income taxes) for the three and six months ended June 30, 2016 and 2017:

(In thousands)	Foreign Currency Translation Adjustments	Defined Benefit Pension Plan Adjustments	Cash Flow Hedge Adjustments	Total
Balance at March 31, 2016	$(75,758)	$(36,261)	$53	$(111,966)
Other comprehensive income before reclassifications	(2,648)	—	(9)	(2,657)
Amounts reclassified from AOCI	—	565	3	568
Net current-period other comprehensive income	(2,648)	565	(6)	(2,089)
Balance at June 30, 2016	$(78,406)	$(35,696)	$47	$(114,055)

Balance at March 31, 2017	$(86,334)	$(30,225)	$98	$(116,461)
Other comprehensive income before reclassifications	5,977	—	—	5,977
Amounts reclassified from AOCI	—	567	(3)	564
Net current-period other comprehensive income	5,977	567	(3)	6,541
Balance at June 30, 2017	$(80,357)	$(29,658)	$95	$(109,920)

Balance at December 31, 2015	$(88,337)	$(36,825)	$74	$(125,088)
Other comprehensive income before reclassifications	9,931	—	(32)	$9,899
Amounts reclassified from AOCI	—	1,129	5	$1,134
Net current-period other comprehensive income	9,931	1,129	(27)	11,033
Balance at June 30, 2016	$(78,406)	$(35,696)	$47	$(114,055)

Balance at December 31, 2016	$(96,775)	$(30,790)	$100	$(127,465)
Other comprehensive income before reclassifications	16,418	—	—	16,418
Amounts reclassified from AOCI	—	1,132	(5)	1,127
Net current-period other comprehensive income	16,418	1,132	(5)	17,545
Balance at June 30, 2017	$(80,357)	$(29,658)	$95	$(109,920)

Information regarding the reclassifications out of AOCI for the three and six months ended June 30, 2017 and 2016, is displayed below:

(In thousands)	Amount Reclassified from AOCI (a)
AOCI Components	Three Months Ended June 30		Six Months Ended June 30		Affected Line Item in Consolidated Statements of Income
	2017	2016	2017	2016
Amortization of defined benefit pension actuarial losses	$(883)	$(902)	$(1,763)	$(1,804)	(b)
	316	337	631	675	Tax benefit
	$(567)	$(565)	$(1,132)	$(1,129)	Net of tax
Gains and losses on cash flow hedges:
Interest rate contracts	$—	$(7)	$—	$(13)	Interest, net
Foreign exchange contracts	3	2	5	4	Cost of sales
	3	(5)	5	(9)	Total before tax
	—	2	—	4	Tax benefit
	$3	$(3)	$5	$(5)	Net of tax
Total reclassifications for the period	$(564)	$(568)	$(1,127)	$(1,134)	Net of tax

(a)	Amounts in parentheses denote expense to statement of income.
(b)	This component of accumulated other comprehensive income is included in the computation of net periodic benefit cost (see Note 8 for additional details).

11.	SEGMENT REPORTING

The Company has three reportable segments: Surfactants, Polymers and Specialty Products.  Net sales by segment for the three and six months ended June 30, 2017 and 2016, were as follows:

(In thousands)	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
Segment Net Sales
Surfactants	$329,334	$298,587	$651,937	$608,547
Polymers	141,187	134,498	267,797	248,396
Specialty Products	24,580	21,518	43,636	43,557
Total	$495,101	$454,603	$963,370	$900,500

Segment operating income and reconciliations of segment operating income to consolidated income before income taxes for the three and six months ended June 30, 2017 and 2016, are summarized below:

(In thousands)	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
Segment Operating Income
Surfactants	$31,030	$27,232	$69,267	$64,477
Polymers	21,257	30,994	42,656	53,191
Specialty Products	5,439	1,788	6,714	4,121
Segment operating income	57,726	60,014	118,637	121,789
Business restructuring	(586)	(1,061)	(1,372)	(1,061)
Unallocated corporate expenses (1)	(18,179)	(16,037)	(32,245)	(33,205)
Consolidated operating income	38,961	42,916	85,020	87,523
Interest expense, net	(2,863)	(3,417)	(5,855)	(7,031)
Other, net	965	(303)	2,228	(828)
Consolidated income before income taxes	$37,063	$39,196	$81,393	$79,664

(1)

Unallocated corporate expenses primarily comprise corporate administrative expenses (e.g., corporate finance, legal, human resources, information systems, deferred compensation and environmental remediation) that are not included in segment operating income and not used to evaluate segment performance.

12.	DEBT

At June 30, 2017, and December 31, 2016, debt comprised the following:

(In thousands)	Maturity Dates	June 30, 2017	December 31, 2016
Unsecured private placement notes
3.95% (net of unamortized debt issuance cost of $364 and $382 for 2017 and 2016, respectively)	2021-2027	$99,636	$99,618
3.86% (net of unamortized debt issuance cost of $366 and $390 for 2017 and 2016, respectively)	2019-2025	99,634	99,610
4.86% (net of unamortized debt issuance cost of $208 and $225 for 2017 and 2016, respectively)	2017-2023	64,792	64,775
5.88% (net of unamortized debt issuance cost of $106 and $116 for 2017 and 2016, respectively)	2017-2022	28,466	34,170
5.69% (net of unamortized debt issuance cost of $20 and $28 for 2017 and 2016, respectively)	2017-2018	11,408	11,400
Debt of foreign subsidiaries
Unsecured bank term loan, foreign currency	2017	505	432
Secured bank debt, foreign currency	2017	-	7,008
Total debt		$304,441	$317,013
Less current maturities		21,219	28,154
Long-term debt		$283,222	$288,859

The Company has a committed $125,000,000 multi-currency revolving credit agreement that expires on July 10, 2019.  The Company maintains standby letters of credit under its workers’ compensation insurance agreements and for other purposes, as needed from time to time, which are issued under the revolving credit agreement. As of June 30, 2017, the Company had outstanding letters of credit totaling $5,053,000 and no outstanding borrowing under the revolving credit agreement. There was $119,947,000 available under the revolving credit agreement as of June 30, 2017.

The various loan agreements contain provisions which, among others, require maintenance of certain financial ratios and place limitations on additional debt, investments and payment of dividends. Based on the loan agreement provisions that place limitations on dividend payments, unrestricted retained earnings (i.e., retained earnings available for dividend distribution) were $193,274,000 and $157,606,000 at June 30, 2017 and December 31, 2016, respectively.

13.	OTHER, NET

Other, net in the consolidated statements of income included the following:

(In thousands)	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
Foreign exchange losses	$(15)	$(464)	$(499)	$(775)
Investment income	49	60	151	152
Realized and unrealized gains (losses) on investments	931	101	2,576	(205)
Other, net	$965	$(303)	$2,228	$(828)

14.	BUSINESS RESTRUCTURING

In May 2016, the Company announced plans to shut down its Longford Mills, Ontario, Canada (Longford Mills) manufacturing facility, a part of the Surfactant reportable segment, by December 31, 2016. The shutdown plan was developed as an effort to improve the Company’s asset utilization in North America and to reduce the Company’s fixed cost base. Manufacturing operations of the Longford Mills plant ceased by the end of 2016, and production of goods manufactured at the facility was transferred to other Company North American production sites. Decommissioning of the assets is expected to continue throughout 2017. As of June 30, 2017, an aggregate of $4,057,000 of expense has been recognized since the beginning of the restructuring, reflecting $1,594,000 of termination benefits for approximately 30 employees and $2,463,000 for other expenses, principally asset decommissioning costs. In total, restructuring expenses related to the Longford Mills shutdown are expected to approximate $4,500,000.

Below is a reconciliation of the December 31, 2016 and the June 30, 2017 restructuring liabilities:

(In thousands)	Termination Benefits	Other Expense	Total
Restructuring liability at December 31, 2016	$1,548	$437	$1,985
Expense recognized	—	786	786
Amounts paid	(550)	(928)	(1,478)
Foreign currency translation	17	6	23
Restructuring liability at March 31, 2017	$1,015	$301	$1,316
Expense recognized	—	454	454
Amounts paid	(168)	(615)	(783)
Foreign currency translation	20	3	23
Restructuring liability at June 30, 2017	$867	$143	$1,010

In June 2017, the Company eliminated 11 positions from manufacturing operations at its Singapore plant, which is part of the Company’s Surfactant segment. The reduction in positions was made to better align the number of personnel with current business requirements and to reduce costs at that site. As a result of the reduction in workforce, termination expense of $132,000 was recognized in the consolidated statements of income for the three and six months ended June 30, 2017. An immaterial amount of the termination pay remained payable at June 30, 2017.

15.	ACQUISITIONS

2017 Acquisition Agreement

On June 13, 2017, the Company announced that it had reached an agreement with BASF Mexicana, S.A. DE C.V. (BASF) to acquire BASF’s production facility in Ecatepec, Mexico, and a portion of its related surfactants business. The facility, which is near Mexico City, has over 50,000 metric tons of capacity, 124,000 square feet of warehouse space, a laboratory and office space. The acquisition is expected to be completed in the fourth quarter of 2017, subject to applicable regulatory approvals and other closing conditions. The acquisition is not expected to have a material effect on the Company’s 2017 financial results. The acquired facility and business will be included in the Company’s Surfactant segment.

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

The acquired goodwill, which was assigned entirely to the Company’s Surfactant segment, is not currently tax deductible. The goodwill reflects the opportunity of introducing the Company’s broad line of surfactant products to the acquired entities’ large customer base. Identifiable intangible assets included customer relationships ($4,331,000), a supply contract ($2,555,000) and non-compete agreements ($468,000). The amortization period for these intangibles at the time of acquisition were 13 years, four years and five years, respectively. The Company continues to evaluate the purchase price allocation, including the estimated fair values of assets acquired and liabilities assumed. Any changes to these amounts during the measurement period may result in an adjustment to the recorded amount of goodwill.

16.	RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-9, Revenue from Contracts with Customers (Topic 606). The new update was later amended by ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. In addition, the ASU requires expanded disclosures about revenue recognition that enable the users of the financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. ASU No. 2014-09 supersedes most of the previous revenue recognition guidance. For public entities, the new guidance, as amended, is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. An entity may use either a full retrospective or a modified retrospective approach to adopt the requirements of the new standard. The Company expects to apply the modified retrospective approach. Although the Company continues the process of determining the effects, if any, that adoption of ASU No. 2014-9 will have on Company financial statements, adoption of the new guidance is not currently expected to have a major effect on the Company’s financial position, results of operations and cash flows. However, adoption of ASU No. 2014-9 is expected to affect the Company’s disclosures by requiring further disaggregation of revenue and additional insight about performance obligations.

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

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. The update requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Current accounting guidance prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. The amendments in ASU No. 2016-16 are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted for all entities as of the beginning of an annual reporting period for which financial statements (interim or annual) have not been issued or made available for issuance.  The amendments in this update will be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company is assessing the impact that adoption of ASU No. 2016-16 will have on its financial position, results of operations and cash flows.

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

Overview

The Company produces and sells intermediate chemicals that are used in a wide variety of applications worldwide. The overall business comprises three reportable segments:

•

Surfactants – Surfactants, which accounted for 67 percent of Company consolidated net sales for the first half of 2017, are principal ingredients in consumer and industrial cleaning products such as detergents for washing clothes, dishes, carpets, floors and walls, as well as shampoos and body washes. Other applications include fabric softeners, germicidal quaternary compounds, lubricating ingredients, emulsifiers for spreading agricultural products and industrial applications such as latex systems, plastics and composites. Surfactants are manufactured at four North American sites (United States), three European sites (United Kingdom, France and Germany), four Latin American sites (Mexico, Colombia and two sites in Brazil) and two Asian sites (Philippines and Singapore). In 2016, the Company shut down its production facility in Canada, moving the production of goods previously manufactured in Canada to other Company North American production sites. Manufacturing operations at that facility ceased in the fourth quarter of 2016. Decommissioning activities will continue throughout 2017. In October 2016, the Company’s subsidiary in Brazil acquired the commercial business of Tebras Tensoativos do Brazil Ltda. (Tebras) and the

sulfonation production facility of PBC Industria Quimica Ltda (PBC). The acquisition is expected to expand and diversify the Company’s customer base for sulfonated products in Brazil and to provide an opportunity to sell the Company’s broader surfactant portfolio to over 1,200 new customers who could benefit from the Company’s technical service and formulation support. See the “Acquisition Agreement” section in this “Overview” for a description of recent acquisition activity.

•

Polymers – Polymers, which accounted for 28 percent of consolidated net sales for the first half of 2017, include polyurethane polyols, polyester resins and phthalic anhydride.  Polyurethane polyols are used in the manufacture of rigid foam for thermal insulation in the construction industry and are also a base raw material for coatings, adhesives, sealants and elastomers (collectively, CASE products). Powdered polyester resins are used in coating applications. CASE and polyester resins are collectively referred to as specialty polyols. Phthalic anhydride is used in unsaturated polyester resins, alkyd resins and plasticizers for applications in construction materials and components of automotive, boating and other consumer products. In addition, the Company uses phthalic anhydride internally in the production of polyols.  In the United States, polyurethane polyols and phthalic anhydride are manufactured at the Company’s Millsdale, Illinois, site and specialty polyols are manufactured at the Company’s Columbus, Georgia, site. In Europe, polyurethane polyols are manufactured by the Company’s subsidiary at its site in Wesseling, Germany, and specialty polyols are manufactured by the Company’s subsidiary at its site in Brzeg Dolny, Poland. In China, polyurethane polyols and specialty polyols are produced at the Company’s Nanjing, China, manufacturing plant.

•

Specialty Products – Specialty products, which accounted for five percent of consolidated net sales for the first half of 2017, include flavors, emulsifiers and solubilizers used in food, flavoring, nutritional supplement and pharmaceutical applications. Specialty products are primarily manufactured at the Company’s Maywood, New Jersey, site and, in some instances, at outside contractors.

Acquisition Agreement

On June 13, 2017, the Company announced that it had reached an agreement with BASF Mexicana, S.A. DE C.V. (BASF) to acquire BASF’s production facility in Ecatepec, Mexico, and a portion of its related surfactants business. The facility, which is near Mexico City, has over 50,000 metric tons of capacity, 124,000 square feet of warehouse space, a laboratory and office space. The acquisition is expected to be completed in the fourth quarter of 2017, subject to applicable regulatory approvals and other closing conditions. The acquisition is not expected to have a material effect on the Company’s 2017 financial results. The acquisition supports the Company’s growth strategy in Latin America. The Company believes that this acquisition should enhance its market position and supply capabilities for surfactants in Mexico and positions the Company to grow in both the consumer and functional surfactants markets.

Deferred Compensation Plans

The accounting for the Company’s deferred compensation plans can cause period-to-period fluctuations in Company expenses and profits. Compensation expense results when the values of Company common stock and mutual fund investment assets held for the plans increase, and compensation income results when the values of Company common stock and mutual fund investment assets decline. The pretax effect of all deferred compensation-related activities for the three and six months ended June 30, 2017 and 2016 and the income statement line items in which the effects of the activities were recorded are displayed in the following tables:

	Income (Expense)
(In millions)	For the Three Months Ended June 30
	2017	2016	Change
Deferred Compensation (Operating expenses)	$(5.0)	$(2.4)	$(2.6)	(1)
Realized/Unrealized Gains on Investments (Other, net)	0.9	0.1	0.8
Investment Income (Other, net)	—	—	—
Pretax Income Effect	$(4.1)	$(2.3)	$(1.8)

	Income (Expense)
(In millions)	For the Six Months Ended June 30
	2017	2016	Change
Deferred Compensation (Operating expenses)	$(5.4)	$(5.2)	$(0.2)	(1)
Realized/Unrealized Gains (Losses) on Investments (Other, net)	2.5	(0.2)	2.7
Investment Income (Other, net)	0.1	0.2	(0.1)
Pretax Income Effect	$(2.8)	$(5.2)	$2.4
(1)	See the applicable Corporate Expenses section of this MD&A for details regarding the changes in deferred compensation expense.

Effects of Foreign Currency Translation

The Company’s foreign subsidiaries transact business and report financial results in their respective local currencies. As a result, foreign subsidiary income statements are translated into U.S. dollars at average foreign exchange rates appropriate for the reporting period. Because foreign exchange rates fluctuate against the U.S. dollar over time, foreign currency translation affects period-to-period comparisons of financial statement items (i.e., because foreign exchange rates fluctuate, similar period-to-period local currency results for a foreign subsidiary may translate into different U.S. dollar results). The following table presents the effects that foreign currency translation had on the period-over-period changes in consolidated net sales and various income line items for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30			(Decrease)
(In millions)	2017	2016	Increase (Decrease)	Due to Foreign Currency Translation
Net Sales	$495.1	$454.6	$40.5	$(4.1)
Gross Profit	90.0	92.9	(2.9)	(0.3)
Operating Income	39.0	42.9	(3.9)	(0.1)
Pretax Income	37.1	39.2	(2.1)	(0.1)

	Six Months Ended June 30			(Decrease)
(In millions)	2017	2016	Increase (Decrease)	Due to Foreign Currency Translation
Net Sales	$963.4	$900.5	$62.9	$(8.6)
Gross Profit	182.1	186.4	(4.3)	(0.4)
Operating Income	85.0	87.5	(2.5)	(0.1)
Pretax Income	81.4	79.7	1.7	(0.2)

RESULTS OF OPERATIONS

Three Months Ended June 30, 2017 and 2016

Summary

Net income attributable to the Company for the second quarter of 2017 declined two percent to $27.9 million, or $1.19 per diluted share, from $28.5 million, or $1.24 per diluted share, for the second quarter of 2016. Adjusted net income increased one percent to $30.9 million, or $1.32 per diluted share, from $30.7 million, or $1.33 per diluted share (see the “Reconciliation of Non-GAAP Adjusted Net Income and Diluted Earnings per Share” section of this MD&A for reconciliations between reported net income attributable to the Company and related earnings per diluted share and non-GAAP adjusted net income and related earnings per diluted share). Below is a summary discussion of the major factors leading to the quarter-over-quarter changes in net sales, profits and expenses.  A detailed discussion of segment operating performance for the second quarter of 2017 compared to the second quarter of 2016 follows the summary.

Consolidated net sales increased $40.5 million, or nine percent, between quarters. The increase was attributable to higher selling prices, which favorably affected the quarter-over-quarter change in net sales by $62.5 million. The pass through of certain increased raw material costs led to the increased selling prices. Sales volume declined four percent, which unfavorably impacted the quarter-over-quarter change in net sales by $17.9 million. Specialty Product sales volume increased three percent between quarters, while Surfactant and Polymer sales volumes declined three percent and seven percent, respectively. The effects of foreign currency translation negatively impacted the quarter-over-quarter net sales change by $4.1 million.

Operating income for the second quarter of 2017 decreased $4.0 million, or nine percent, from operating income for the second quarter of 2016. Consolidated operating income was negatively affected by deferred compensation expense which increased $2.6 million quarter over quarter. With respect to the segments, Surfactant and Specialty Product operating incomes improved but were more than offset by a decline in Polymer results. Polymer operating income was negatively impacted by higher raw material costs and lower sales volume.

Operating expenses (including business restructuring expenses) for the second quarter of 2017 increased $1.0 million, or two percent, over operating expenses for the second quarter of 2016. Changes in the individual income statement line items that comprise the Company’s operating expenses were as follows:

•

Selling expenses declined $1.3 million, or nine percent, quarter over quarter. The decrease was primarily attributable to lower bad debt expense ($0.5 million) and the accumulation of smaller decreases for a number of other expense items.

•	Administrative expenses increased $0.2 million, or one percent, quarter over quarter.

•	Research, development and technical service (R&D) expenses increased less than $0.1 million.

•

Deferred compensation expense increased $2.6 million, or 106 percent, quarter over quarter primarily due to a larger increase in the market price of Company common stock in the second quarter of 2017 than in the second quarter of 2016. Greater investment gains from mutual fund investments held to fund the deferred compensation plan liabilities also contributed. See the ‘Overview’ and ‘Corporate Expenses’ sections of this MD&A for further details.

•

Business restructuring expenses were $0.6 million in the second quarter of 2017 compared to $1.1 million in the same quarter of last year. Approximately $0.5 million of the restructuring expense related to the continued asset decommissioning for the Company’s plant in Canada, which ceased operations in the fourth quarter of 2016. The remaining $0.1 million of restructuring expense related to a second quarter 2017 workforce reduction at the Company’s Singapore plant. The reduction in positions was made to better align the number of personnel with current business requirements and to reduce costs at that site. See Note 14 to the condensed consolidated financial statements for additional information regarding the Company’s restructuring activities.

Net interest expense for the second quarter of 2017 declined $0.6 million, or 16 percent, from net interest expense for the second quarter of 2016 primarily due to lower average debt levels and higher interest income earned on excess cash.

Other, net was $1.0 million of income for the second quarter of 2017 compared to $0.3 million of expense for the same period of 2016. The Company reported $1.0 million of investment gains (including realized and unrealized gains and losses) for the Company’s deferred compensation and supplemental defined contribution mutual fund assets in the second quarter of 2017 compared to $0.2 million of income in last year’s second quarter. In addition, foreign exchange losses totaled less than $0.1 million in the second quarter of 2017 compared to losses of $0.5 million in same period of 2016.

The effective tax rate was 24.7 percent for the second quarter of 2017 compared to 27.3 percent for the second quarter of 2016.  The most significant contributor to the decrease was higher excess tax benefits derived from stock based compensation awards exercised or distributed in the second quarter of 2017 versus the second quarter of 2016.

Segment Results

	For the Three Months Ended
(Dollars in thousands)	June 30,	June 30,		Percent
Net Sales	2017	2016	Increase	Change
Surfactants	$329,334	$298,587	$30,747	10
Polymers	141,187	134,498	6,689	5
Specialty Products	24,580	21,518	3,062	14
Total Net Sales	$495,101	$454,603	$40,498	9

	For the Three Months Ended
(Dollars in thousands)	June 30,	June 30,	Increase	Percent
Operating Income	2017	2016	(Decrease)	Change
Surfactants	$31,030	$27,232	$3,798	14
Polymers	21,257	30,994	(9,737)	-31
Specialty Products	5,439	1,788	3,651	204
Segment Operating Income	$57,726	$60,014	$(2,288)	-4
Corporate Expenses, Excluding Deferred Compensation and Restructuring	13,163	13,603	(440)	-3
Deferred Compensation Expense	5,016	2,434	2,582	106
Business Restructuring	586	1,061	(475)	-45
Total Operating Income	$38,961	$42,916	$(3,955)	-9

Surfactants

Surfactant net sales for the second quarter of 2017 increased $30.7 million, or 10 percent, over net sales for the second quarter of 2016. Higher selling prices, resulting primarily from the pass through of higher costs for certain raw materials, had a favorable $44.4 million effect on the quarter-over-quarter change in net sales. A three percent decline in sales volume and the unfavorable effects of foreign currency translation offset the impact of increased selling prices by $9.3 million and $4.4 million, respectively. The Latin America region reported improved sales volume due to sales volume associated with the October 2016 acquisitions of Tebras and PBC, while sales volumes in other regions declined. A quarter-over-quarter comparison of net sales by region follows:

	For the Three Months Ended
(Dollars in thousands)	June 30, 2017	June 30, 2016	Increase (Decrease)	Percent Change
North America	$199,016	$185,714	$13,302	7
Europe	65,289	57,420	7,869	14
Latin America	48,559	37,720	10,839	29
Asia	16,470	17,733	(1,263)	-7
Total Surfactants Segment	$329,334	$298,587	$30,747	10

Net sales for North American operations increased seven percent between quarters. Higher selling prices favorably affected the quarter-over-quarter change in net sales by $21.7 million. A four percent decline in sales volume and the unfavorable effect of foreign currency translation offset the impact of higher selling prices by $8.0 million and $0.4 million, respectively. On average, selling prices increased 12 percent quarter over quarter, mainly as a result of the pass through of certain increased raw material costs to customers, and a more favorable mix of sales. Declines in sales volume for commodity products used in laundry and cleaning and personal care applications, due to lower demand from existing customers, accounted for most of the North American surfactant sales volume decrease. Increased sales volumes of products used in household, industrial and institutional (HI&I), agricultural chemical and oilfield applications partially offset the declines in sales volumes of commodity laundry and cleaning and personal care products. The increases were principally attributable to stronger demand from major customers.

Net sales for European operations increased 14 percent due to a 24 percent increase in selling prices, partially offset by the unfavorable effects of foreign currency translation and a three percent decline in sales volume. The selling price increase, which primarily resulted from the pass through of higher costs for certain raw materials, had a $13.5 million positive impact on the quarter-

over-quarter change in net sales, while foreign currency translation and lower sales volume unfavorably affected the net sales change by $4.0 million and $1.6 million, respectively. The decrease in sales volume was primarily attributable to lower demand for general surfactants sold to distributors and for commodity personal care products, partially offset by increased sales volumes for laundry and cleaning products and agricultural chemicals. The decline in commodity personal care sales volume was attributable to lost business for the period resulting from uncompetitive pricing precipitated by a disadvantaged cost position for certain raw materials. A stronger U.S. dollar relative to the British pound sterling and European euro led to the foreign currency translation effect.

Net sales for Latin American operations increased 29 percent due to higher selling prices, a nine percent increase in sales volume and the favorable effects of foreign currency translation, which accounted for $6.2 million, $3.5 million and $1.1 million, respectively, of the quarter-over-quarter increase in net sales. The improved sales volume reflected new business associated with the October 2016 acquisitions of Tebras and PBC, partially offset by lower demand and lost commodity business for products used in laundry and cleaning applications. Selling prices increased 15 percent due to the pass through to customers of higher quarter-over-quarter raw material costs and a more favorable mix of sales. The foreign currency translation effect primarily resulted from the quarter-over-quarter strengthening of the Brazilian real relative to the U.S. dollar.

Net sales for Asian operations declined seven percent largely due to a 23 percent decrease in sales volume and the unfavorable effects of foreign currency translation, which negatively affected the quarter-over-quarter change in net sales by $4.2 million and $1.1 million, respectively. Higher selling prices, driven by the pass through of certain increased raw material costs to customers, favorably impacted the change in net sales by $4.0 million. The sales volume decline was primarily due to weaker demand for commodity laundry and cleaning products. A weaker Philippine peso relative to the U.S. dollar caused the negative foreign currency translation effect.

Surfactant operating income for the second quarter of 2017 increased $3.8 million, or 14 percent, over operating income for the second quarter of 2016.  Gross profit increased $3.1 million on improved results from all regions except Asia. Operating expenses decreased $0.7 million, or three percent. Quarter-over-quarter comparisons of gross profit by region and total segment operating expenses and operating income follow:

(Dollars in thousands)	For the Three Months Ended
	June 30, 2017	June 30, 2016 (a)	Increase (Decrease)	Percent Change
Gross Profit
North America	$37,048	$35,355	$1,693	5
Europe	5,767	5,292	475	9
Latin America	7,690	6,417	1,273	20
Asia	4,034	4,413	(379)	-9
Surfactants Segment Gross Profit	$54,539	$51,477	$3,062	6
Operating Expenses	23,509	24,245	(736)	-3
Surfactants Segment Operating Income	$31,030	$27,232	$3,798	14
(a)

In 2017, the Company changed its internal financial statement classification for certain transportation costs, transferring such costs from operating expenses to cost of sales. In this segment discussion, the 2016 North America gross profit and total operating expenses have been changed from the amounts presented in 2016 to make such amounts consistent with the current year classification. Surfactants segment operating income remained unchanged.

Gross profit for North American operations increased five percent quarter over quarter largely due to a more profitable sales mix of products and lower manufacturing overhead costs resulting from the closure of the Company’s Canada manufacturing operations in the fourth quarter of 2016.

Gross profit for European operations increased nine percent between quarters largely due to higher second quarter 2016 expenses arising from a charge to record a customer claim, which did not recur in 2017. The lower quarter-over-quarter expense more than offset the effect of the three percent decline in sales volume and a $0.3 million negative impact for foreign currency translation.

Gross profit for Latin American operations increased 20 percent due to the nine percent improvement in sales volume, a more profitable mix of sales and a $0.3 million favorable effect of foreign currency translation.

Gross profit for Asia declined nine percent quarter over quarter primarily due to the 23 percent decrease in sales volume. The impact of the sales volume decline was partially offset by better sales margins precipitated by a more favorable mix of sales.

Operating expenses for the Surfactant segment declined $0.7 million, or three percent, quarter over quarter principally due to lower U.S. marketing expenses.

Polymers

Polymer net sales for the second quarter of 2017 increased $6.7 million, or five percent, over net sales for the second quarter of 2016.  Higher selling prices, resulting from the pass through of increased costs for certain raw materials, favorably affected the quarter-over-quarter net sales increase by $15.3 million. Sales volume declined seven percent, which negatively impacted the change in net sales by $8.9 million. All polymer regions reported decreased sales volumes. The effects of foreign currency translation had a $0.3 million positive effect on net sales. A quarter-over-quarter comparison of net sales by region follows:

(Dollars in thousands)	For the Three Months Ended
	June 30, 2017	June 30, 2016	Increase (Decrease)	Percent Change
North America	$86,925	$85,131	$1,794	2
Europe	46,854	41,364	5,490	13
Asia and Other	7,408	8,003	(595)	-7
Total Polymers Segment	$141,187	$134,498	$6,689	5

Net sales for North American operations increased two percent due to higher selling prices, partially offset by lower sales volume. Selling prices increased eight percent, which had a $6.2 million positive effect on the quarter-over-quarter change in net sales. The pass through of certain higher quarter-over-quarter raw material costs to customers led to the increased selling prices. Sales volume declined five percent, which unfavorably impacted the net sales change by $4.4 million. Sales volume of polyols used in rigid foam applications declined three percent mainly due to lost share from a customer. Phthalic anhydride sales volume declined 16 percent, as last year’s volumes benefited from sales to a phthalic anhydride co-producer resulting from an extended maintenance shutdown that did not recur in 2017. Sales volume of specialty polyols increased five percent due to greater demand for product used in CASE applications.

Net sales for European operations increased 13 percent due to higher selling prices and the favorable effects of foreign currency translation, which accounted for $7.8 million and $0.5 million, respectively, of the quarter-over-quarter net sales increase. Selling prices increased 20 percent primarily due to the pass through of cost increases for certain raw materials. Sales volume declined seven percent, which had a $2.8 million negative effect on the net sales change. Reduced demand from a number of existing customers using polyols in rigid foam insulation led to the decline in sales volume. A market-wide shortage of third-party material needed to blend and react with the Company’s polyol product led to the reduced polyol demand. Sales volume for specialty polyols used in CASE applications increased 31 percent quarter over quarter, which reflected the Company’s successful efforts to utilize the capacity of its new reactor in Poland.

Net sales for Asia and Other operations declined seven percent quarter over quarter due primarily to a decline in sales volume.

Polymer operating income for the second quarter of 2017 declined $9.7 million, or 31 percent, from operating income for the same period of last year. Gross profit decreased $9.9 million, or 26 percent, primarily due to higher material costs and lower sales volume. All regions reported lower quarter-over-quarter gross profit. Operating expenses declined $0.2 million, or three percent, between quarters. Quarter-over-quarter comparisons of gross profit by region and total segment operating expenses and operating income follow:

(Dollars in thousands)	For the Three Months Ended
	June 30, 2017	June 30, 2016 (a)	Decrease	Percent Change
Gross Profit
North America	$21,400	$28,502	$(7,102)	-25
Europe	7,208	8,806	(1,598)	-18
Asia and Other	(166)	1,066	(1,232)	NM
Polymers Segment Gross Profit	$28,442	$38,374	$(9,932)	-26
Operating Expenses	7,185	7,380	(195)	-3
Polymers Segment Operating Income	$21,257	$30,994	$(9,737)	-31
(a)

In 2017, the Company changed its internal financial statement classification for certain transportation costs, transferring such costs from operating expenses to cost of sales. In this segment discussion, the 2016 North America gross profit and total operating expenses have been changed from the amounts presented in 2016 to make such amounts consistent with the current year classification. Polymers segment operating income remained unchanged.

Gross profit for North American operations declined 25 percent quarter over quarter primarily due to higher raw material costs, which reduced margins, and the five percent decline in sales volume. Competitive pressure prohibited the Company from passing through the full extent of raw material increases to customers.

Gross profit for European operations declined 18 percent due to reduced sales margins driven by higher raw material costs and due to the previously discussed seven percent decrease in sales volume.

Gross profit for Asia and Other operations declined $1.2 million due to higher overhead costs resulting from not yet fully utilizing the operating capacity at the plant in Nanjing, China, and to the 17 percent decline in sales volume. In addition, last year’s second quarter benefited from production of polyol to build up inventory to support the Company’s Germany plant in advance of its mandatory third quarter 2016 inspection shutdown.

Operating expenses for the Polymers segment declined $0.2 million, or three percent, quarter over quarter. Selling expenses declined $0.4 million primarily due to lower bad debt expense in Europe. The decrease in selling expenses was partially offset by increased R&D expense.

Specialty Products

Net sales for the second quarter of 2017 increased $3.1 million, or 14 percent, over net sales for the second quarter of 2016. A more favorable mix of sales resulting from the timing of orders for certain products used in flavor applications and a three percent increase in sales volume led to the higher net sales. Operating income increased $3.7 million quarter over quarter due to the favorable mix of flavor products and to improved margins for food ingredient and nutritional supplement products.

Corporate Expenses

Corporate expenses, which are comprised of deferred compensation and other operating expenses that are not allocated to the reportable segments, increased $1.7 million between quarters to $18.8 million for the second quarter of 2017 from $17.1 million for the second quarter of 2016. The increase in corporate expense was primarily attributable to higher expenses for deferred compensation ($2.6 million) and consulting fees ($0.5 million), partially offset by a decrease in the previously discussed restructuring expenses ($0.5 million) and the accumulation of a number of items with smaller declines.

The $2.6 million increase in deferred compensation expense reflected an $8.33 per share increase in the value of Company common stock in the second quarter of 2017 compared to a $4.24 per share increase for the second quarter of 2016. A greater quarter-over-quarter increase in the value of the mutual fund investments held for the Company’s deferred compensation plans also contributed to the increased deferred compensation expense. The following table presents the quarter-end Company common stock market prices used in the computation of deferred compensation expenses for the three months ended June 30, 2017 and 2016:

	2017		2016
	June 30	March 31	June 30	March 31
Company Common Stock Price	$87.14	$78.81	$59.53	$55.29

Six Months Ended June 30, 2017 and 2016

Summary

Net income attributable to the Company for the first half of 2017 increased six percent to $59.8 million, or $2.56 per diluted share, from $56.4 million, or $2.46 per diluted share, for the first half of 2016. Adjusted net income increased four percent to $62.6 million, or $2.68 per diluted share, from $60.4 million, or $2.63 per diluted share (see the “Reconciliation of Non-GAAP Adjusted Net Income and Diluted Earnings per Share” section of this MD&A for reconciliations between reported net income attributable to the Company and related earnings per diluted share and non-GAAP adjusted net income and related earnings per diluted share). Below is a summary discussion of the major factors leading to the year-over-year changes in net sales, profits and expenses.  A detailed discussion of segment operating performance for the first half of 2017 compared to the first half of 2016 follows the summary.

Consolidated net sales increased $62.9 million, or seven percent, between years, primarily due to higher selling prices that were precipitated by increased raw material costs. The increased selling prices favorably affected the year-over-year change in net sales by $105.6 million. Sales volume declined four percent, which had a $34.1 million unfavorable effect on the change in net sales. Sales volume declined five percent and two percent for the Surfactant and Specialty Products segments, respectively, and was flat between years for the Polymer segment. Foreign currency translation negatively impacted the net sales change by $8.6 million. The unfavorable foreign currency translation effect reflected a stronger U.S. dollar against nearly all currencies for countries where the Company has foreign operations (excepting currencies for Colombia and Brazil).

Operating income for the first half of 2017 declined $2.5 million, or three percent, from operating income reported for the first half of 2016. Surfactant and Specialty Product operating incomes improved year over year but were more than offset by a decline in Polymer results. Polymer operating income was negatively impacted by higher raw material costs that could not entirely be recouped through selling price increases.

Operating expenses (including the business restructuring expenses) declined $1.9 million, or two percent, between years. Changes in the individual income statement line items that comprise the Company’s operating expenses were as follows:

•

Selling expenses declined $1.5 million, or five percent, year over year largely due to lower bad debt expense ($0.9 million) and the accumulation of smaller decreases for a number of other expense items.

•

Administrative expenses declined $0.6 million, or two percent, year over year. Lower U.S. expenses for legal and environmental ($0.7 million), hiring ($0.4 million), relocation ($0.4 million) and the accumulation of a number of smaller items, partially offset by increased expenses for consulting ($1.4 million), led to the decrease in administrative expenses. The decline in legal and environmental expense was principally a result of first half 2016 environmental remediation expenses that did not recur in the first half of 2017. The increase in consulting fees was primarily attributable to external resources engaged in 2017 to support certain strategic projects.

•	R&D expenses declined $0.3 million, or one percent, year over year largely due to lower U.S. fringe benefits expense.

•

Deferred compensation expense increased $0.2 million, or five percent, year over year primarily due to a greater year-over-year increase in the value of the mutual fund investments held to fund the deferred compensation plan that was largely offset by a smaller year-over-year increase in the value of Company common stock. See the “Overview” and “Corporate Expenses” sections of this MD&A for further details.

•

Business restructuring expenses were $1.4 million in the first half of 2017 compared to $1.1 million in the first half of 2016. Approximately $1.3 million of the restructuring expense related to the continued asset decommissioning for the Company’s plant in Canada, which ceased operations in the fourth quarter of 2016. The remaining $0.1 million of restructuring expense related to a second quarter 2017 workforce reduction at the Company’s Singapore plant. The reduction in positions was made to better align the number of personnel with current business requirements and to reduce costs at that site. See Note 14 to the condensed consolidated financial statements for additional information regarding the Company’s restructuring activities.

Net interest expense for the first half of 2017 declined $1.2 million, or 17 percent, from net interest expense for the first half of 2016 primarily due to lower average debt levels and higher interest income earned on excess cash.

Other, net was $2.2 million of income for the first half of 2017 compared to $0.8 million of expense for the same period of last year. The Company posted $2.7 million of investment gains (including realized and unrealized gains and losses) for the Company’s deferred compensation and supplemental defined contribution mutual fund assets in the first half of 2017 compared to $0.1 million of losses in the first half of 2016. In addition, the Company reported foreign exchange losses of $0.5 million in the first half of 2017 compared to exchange losses of $0.8 million in the first half of 2016.

The effective tax rate was 26.5 percent for the first half of 2017 compared to 29.2 percent for the first half of 2016.  The decrease was attributable to the following items: 1) higher excess tax benefits derived from stock based compensation awards exercised or distributed in the first half of 2017 versus the first half of 2016; and 2) an unfavorable tax settlement related to a foreign income tax audit recorded in the first quarter of 2016 that did not recur in 2017.

Segment Results

	For the Six Months Ended
(Dollars in thousands)	June 30,	June 30,		Percent
Net Sales	2017	2016	Increase	Change
Surfactants	$651,937	$608,547	$43,390	7
Polymers	267,797	248,396	19,401	8
Specialty Products	43,636	43,557	79	—
Total Net Sales	$963,370	$900,500	$62,870	7

	For the Six Months Ended
(Dollars in thousands)	June 30,	June 30,	Increase	Percent
Operating Income	2017	2016	(Decrease)	Change
Surfactants	$69,267	$64,477	$4,790	7
Polymers	42,656	53,191	(10,535)	-20
Specialty Products	6,714	4,121	2,593	63
Segment Operating Income	$118,637	$121,789	$(3,152)	-3
Corporate Expenses, Excluding Deferred Compensation and Restructuring	26,853	28,051	(1,198)	-4
Deferred Compensation Expense	5,392	5,154	238	5
Business Restructuring	1,372	1,061	311	29
Total Operating Income	$85,020	$87,523	$(2,503)	-3

 Surfactants

Surfactant net sales for the first half of 2017 increased $43.4 million, or seven percent, over net sales for the first half of 2016. Higher selling prices, resulting primarily from the pass through of higher costs on certain raw materials to customers, had a favorable $80.9 million effect on the year-over-year change in net sales. A five percent decline in sales volume and the unfavorable effects of foreign currency translation offset the impact of increased selling prices by $30.0 million and $7.5 million, respectively. The Latin America region reported improved sales volume due to sales volume associated with the October 2016 acquisitions of Tebras and PBC while sales volumes for the other regions declined. A year-over-year comparison of net sales by region follows:

(Dollars in thousands)	For the Six Months Ended
	June 30, 2017	June 30, 2016	Increase	Percent Change
North America	$397,259	$380,995	$16,264	4
Europe	128,712	120,951	7,761	6
Latin America	92,064	73,803	18,261	25
Asia	33,902	32,798	1,104	3
Total Surfactants Segment	$651,937	$608,547	$43,390	7

Net sales for North American operations increased four percent year over year. Higher selling prices favorably impacted the change in net sales by $39.6 million. Sales volume declined six percent, which offset the effect of increased selling prices by $23.3 million. Average selling prices increased 11 percent between years, reflecting the pass through of certain higher raw material costs to customers and a more favorable mix of sales. Declines in sales volume for commodity products used in laundry and cleaning and personal care applications accounted for most of the North American surfactant sales volume decrease. Sales volumes increased for products used in household, industrial and institutional (HI&I) and oilfield applications. The increase in HI&I sales volume was principally attributable to stronger demand from a large customer. Volumes for surfactants used in oilfield solutions also improved, largely due to increased requirements from existing customers and to sales volumes associated with new oilfield products.

Net sales for European operations increased six percent due to a 20 percent increase in selling prices, partially offset by the unfavorable effects of foreign currency translation and a five percent decline in sales volume. The higher selling prices, which resulted from the pass through to customers of certain increased raw material costs, favorably impacted the year-over-year change in net sales by $23.4 million, while foreign currency translation and lower sales volume unfavorably affected the net sales change by $9.0 million and $6.6 million, respectively. A stronger U.S. dollar relative to the British pound sterling and European euro led to the foreign currency translation effect. The decrease in sales volume primarily resulted from a decline in commodity personal care sales volume that was attributable to lost business for the period resulting from uncompetitive pricing precipitated by a disadvantaged cost position for certain raw materials.

Net sales for Latin American operations increased 25 percent due to increased selling prices, the favorable effects of foreign currency translation and a four percent improvement in sales volume, which accounted for $11.7 million, $3.6 million and $3.0 million, respectively, of the year-over-year increase in net sales. The higher selling prices reflected the pass through to customers of increased raw material costs and a more favorable mix of sales resulting from higher agricultural product sales volumes and lower commodity laundry and cleaning volumes. The foreign currency translation effect reflected the year-over-year strengthening of the Brazilian real and Colombian peso relative to the U.S. dollar, partially offset by a weaker Mexican peso. The improved sales volume reflected new business associated with the October 2016 acquisitions of Tebras and PBC, partially offset by lower demand and lost business for commodity products used in laundry and cleaning applications.

Net sales for Asian operations increased three percent primarily due to higher selling prices, which positively affected the year-over-year change in net sales by $8.3 million. The pass through to customers of certain increased raw material costs led to the higher selling prices. The effect of the selling price increases was partially offset by a 16 percent decline in sales volume and the unfavorable effects of foreign currency translation, which negatively impacted the net sales change by $5.2 million and $2.0 million, respectively. The sales volume decline was primarily due to weaker demand for commodity laundry and cleaning products. A weaker Philippine peso relative to the U.S. dollar caused the negative foreign currency translation effect.

Surfactant operating income for the first half of 2017 increased $4.8 million, or seven percent, over operating income for the first half of 2016.  Gross profit increased $3.4 million, primarily due to improved results for North American operations. Operating expenses decreased $1.4 million, or three percent. Year-over-year comparisons of gross profit by region and total segment operating expenses and operating income follow:

(Dollars in thousands)	For the Six Months Ended
	June 30, 2017	June 30, 2016 (a)	Increase (Decrease)	Percent Change
Gross Profit
North America	$80,080	$73,609	$6,471	9
Europe	11,813	14,775	(2,962)	-20
Latin America	14,934	13,406	1,528	11
Asia	8,534	10,221	(1,687)	-17
Surfactants Segment Gross Profit	$115,361	$112,011	$3,350	3
Operating Expenses	46,094	47,534	(1,440)	-3
Surfactants Segment Operating Income	$69,267	$64,477	$4,790	7

(a)

In 2017, the Company changed its internal financial statement classification for certain transportation costs, transferring such costs from operating expenses to cost of sales. In this segment discussion, the 2016 North America gross profit and total operating expenses have been changed from the amounts presented in 2016 to make such amounts consistent with the current year classification. Surfactants segment operating income remained unchanged.

 Gross profit for North American operations increased nine percent between years. The effect of improved margins more than offset the impact of the six percent sales volume decline. The margin improvement reflected a more profitable mix of sales and reduced manufacturing overhead costs resulting from the closure of the Company’s Canada manufacturing operations in the fourth quarter of 2016.

Gross profit for European operations declined 20 percent year over year primarily due to reduced sales margins, the five percent sales volume decline and a $0.7 million unfavorable foreign currency translation impact. The lower sales margins reflected the effect of increased raw material costs that could not be entirely passed on through selling price increases. The year-over-year change in gross profit benefitted from a 2016 charge for a customer claim that did not recur in 2017.

Gross profit for Latin American operations increased 11 percent due to a $0.8 million favorable effect for foreign currency translation, the four percent improvement in sales volume and a more profitable mix of sales primarily resulting from a larger sales volume of agricultural chemicals and from new sales related to the Tebras acquisition.

Asia gross profit declined 17 percent largely due to the 16 percent decline in sales volume and to a year-over-year decline in production volume in Singapore, which led to higher unit overhead costs. A $0.4 million unfavorable foreign currency translation effect also contributed to the decline in gross profit. The Company’s intent to lower inventory levels in the region led to the decrease in Singapore production. The impact of the sales volume and production declines were partially offset by better sales margins precipitated by a more favorable mix of sales.

Operating expenses for the Surfactant segment declined $1.4 million, or three percent, year over year. Selling and R&D expenses each declined $0.9 million, due primarily to lower overall expenses in the U.S. Partially offsetting the declines in selling and administrative expenses were higher administrative expenses that reflected operating costs for Tebras and PBC, which were acquired in October 2016.

Polymers

Polymer net sales for the first half of 2017 increased $19.4 million, or eight percent, over net sales for the same period of 2016. Higher selling prices, primarily resulting from the pass through to customers of certain increased raw material costs, favorably affected the year-over-year net sales increase by $20.2 million. Polymer sales volume was flat between years. The effects of foreign currency translation negatively impacted the net sales change by $0.8 million. A year-over-year comparison of net sales by region follows:

(Dollars in thousands)	For the Six Months Ended
	June 30, 2017	June 30, 2016	Increase	Percent Change
North America	$165,289	$159,758	$5,531	3
Europe	89,257	77,253	12,004	16
Asia and Other	13,251	11,385	1,866	16
Total Polymers Segment	$267,797	$248,396	$19,401	8

Net sales for North American operations increased three percent due to higher selling prices, which favorably affected the year-over-year net sales change by $8.5 million. Selling prices increased five percent, largely as a result of the pass through of higher raw material costs. Sales volume declined two percent between years, which unfavorably affected the net sales change by $3.0 million. Sales volume of polyols used in rigid foam applications increased one percent and sales volume of specialty polyols increased five percent on increased volumes for product used in CASE applications. Phthalic anhydride sales volume declined 11 percent due to less opportunity to supply product to phthalic anhydride co-producers in 2017 than in 2016.

Net sales for European operations increased 16 percent due to higher selling prices and a two percent increase in sales volume, which favorably impacted the year-over-year net sales change by $10.7 million and $1.9 million, respectively. Selling prices increased 13 percent primarily due to pass through certain increased raw material costs to customers. Specialty polyols used in CASE applications accounted for most of the sales volume increase, as sales volume for polyols used in rigid foam insulation and insulated metal panels was flat year-over-year. The increase in CASE sales volumes reflected the Company’s successful efforts to utilize the capacity of its new reactor in Poland. The unfavorable effects of foreign currency translation offset the effects of the increased sales prices and volumes by $0.6 million.

Net sales for Asia and Other operations increased 16 percent quarter over quarter due to higher selling prices and a five percent increase in sales volume, which accounted for $1.5 million and $0.6 million, respectively, of the year-over-year net sales change. Increased raw material costs drove the selling price increase. Most of the sales volume increase reflected new business for the Company’s manufacturing facility in Nanjing, China, that commenced operations in early 2016. Foreign currency translation had a $0.2 million negative effect on the year-over-year change in net sales.

Polymer operating income for the first half of 2017 declined $10.5 million, or 20 percent, from operating income for the first half of 2016. Gross profit decreased $10.4 million, or 15 percent, primarily due to higher material costs. All regions reported lower year-over-year gross profit. Operating expenses increased $0.1 million, or one percent between years. Year-over-year comparisons of gross profit by region and total segment operating expenses and operating income follow:

(Dollars in thousands)	For the Six Months Ended
	June 30, 2017	June 30, 2016 (a)	Increase (Decrease)	Percent Change
Gross Profit
North America	$42,654	$49,952	$(7,298)	-15
Europe	14,566	16,025	(1,459)	-9
Asia and Other	(237)	1,426	(1,663)	NM
Polymers Segment Gross Profit	$56,983	$67,403	$(10,420)	-15
Operating Expenses	14,327	14,212	115	1
Polymers Segment Operating Income	$42,656	$53,191	$(10,535)	-20

(a)

In 2017, the Company changed its internal financial statement classification for certain transportation costs, transferring such costs from operating expenses to cost of sales. In this segment discussion, the 2016 North America gross profit and total operating expenses have been changed from the amounts presented in 2016 to make such amounts consistent with the current year classification. Polymers segment operating income remained unchanged.

Gross profit for North American operations declined 15 percent year over year primarily as a result of higher raw material costs, which reduced margins, and the two percent decline in sales volume. Competitive pressure prohibited the Company from passing through the full extent of raw material increases to customers.

Gross profit for European operations declined nine percent due to reduced sales margins arising from increased raw material costs that could not be entirely passed through to customers. The impact of the higher raw material costs was partially offset by the two percent increase in sales volume. Foreign currency translation had a $0.2 million negative effect on Europe’s gross profit.

Gross profit for Asia and Other operations declined $1.7 million due to higher overhead costs resulting from not yet fully utilizing the operating capacity at the plant in Nanjing, China. In addition, last year’s first half benefited from production of polyol to build up inventory to support the Company’s Germany plant in advance of its mandatory third quarter 2016 inspection shutdown.

Specialty Products

Net sales for the first half of 2017 were essentially unchanged from net sales reported for the same period of last year. Sales volume declined two percent, principally as a result of lower sales volumes of products used in food ingredient and nutritional supplement applications partially offset by an increase in sales volume of products used in flavor applications. Operating income increased $2.6 million year over year due to a more favorable mix of sales resulting from the timing of orders for certain products used in flavoring applications.

Corporate Expenses

Corporate expenses decreased $0.7 million to $33.6 million for the first half of 2017 from $34.3 million for the first half of 2016. The decline was primarily attributable to lower expenses for legal and environmental ($0.7 million), hiring ($0.4 million) and relocation ($0.4 million), partially offset by increased expenses for consulting fees ($1.4 million). The decline in legal and environmental expense was largely attributable to 2016 environmental remediation expenses that did not recur 2017. The increase in consulting fees reflected external resources engaged in 2017 to support certain strategic projects.

Deferred compensation expense increased $0.2 million between years. The result reflected a greater year-over-year increase in the value of the mutual fund investments held for the Company’s deferred compensation plans largely offset by a smaller year-over-year increase in the value of Company common stock ($5.66 per share increase for the first half of 2017 compared to $9.84 per share increase for the first half of 2016). The following table presents the period-end Company common stock market prices used in the computation of deferred compensation expenses for the six months ended June 30, 2017 and 2016:

	2017	2016		2015
	June 30	December 31	June 30	December 31
Company Common Stock Price	$87.14	$81.48	$59.53	$49.69

LIQUIDITY AND CAPITAL RESOURCES

Overview

For the six months ended June 30, 2017, operating activities were a cash source of $60.9 million versus a source of $76.3 million for the comparable period in 2016. For the current year, investing cash outflows totaled $44.9 million, as compared to an outflow of $44.2 million in the prior year period, and financing activities were a use of $22.7 million, as compared to a use of $19.8 million in the prior year period. Cash and cash equivalents decreased by $1.9 million compared to December 31, 2016, including a favorable exchange rate impact of $4.7 million.

As of June 30, 2017, the Company’s cash and cash equivalents totaled $223.8 million, including $15.0 million in a U.S. money market fund, which was rated AAA by Standard and Poor’s. Cash in U.S. demand deposit accounts totaled $100.7 million and cash of the Company’s non-U.S. subsidiaries held outside the U.S. totaled $108.1 million as of June 30, 2017.

Operating Activity

Net income increased by $3.4 million versus the comparable period in 2016. Working capital was a cash use of $49.0 million versus a use of $33.3 million for the comparable year-ago period.

Year-to-date accounts receivable were a use of $33.7 million compared to a use of $33.6 million for the comparable period in 2016. Inventories were a use of $1.5 million in 2017 versus a use of $8.7 million in 2016. Accounts payable and accrued liabilities were a use of $11.8 million in 2017 compared to a source of $8.6 million for the same period in 2016.

Working capital requirements were higher year-to-date, compared to the same period in 2016 primarily due to the above noted change in accounts payable and accrued liabilities. Accrued liabilities accounted for most of the change, as balances for certain liabilities were greater at December 31, 2016 than at December 31, 2015, which led to larger cash payments in the first half of 2017 to settle the liabilities than in the same period of 2016. The year-to-date accounts receivables increase was primarily due to price change. The year-to-date inventory increase was due to higher prices and quantities. It is management’s opinion that the Company’s liquidity is sufficient to provide for potential increases in working capital during 2017.

Investing Activity

Cash outflows for investing activities were up by $0.6 million year-over-year. Cash outflows from investing activities year-to-date included capital expenditures of $38.3 million compared to $40.7 million for the comparable period last year. Other investing activities consumed $6.5 million in 2017 versus a use of $3.5 million in 2016. The increase in other investing activities was primarily attributable to the $4.3 million purchase price working capital adjustment payment made in the first quarter of 2017 related to the 2016 fourth quarter acquisitions of Tebras and PBC.

For 2017, the Company estimates that total capital expenditures will range from $95 million to $105 million including capacity expansions in the United States, Brazil and Germany.

Financing Activity

Cash flow used for financing activities was a use of $22.7 million in 2017 versus a use of $19.8 million in 2016. The Company purchases its common shares in the open market from time to time to fund its own benefit plans and also to mitigate the dilutive effect of new shares issued under its benefit plans. The Company may also make open market repurchases as cash flows permit when, in management’s opinion, the Company’s shares are undervalued in the market. For the six months ended June 30, 2017, the Company purchased 20,093 shares in the open market at a total cost of $1.5 million.  At June 30, 2017, there were 697,836 shares remaining under the current share repurchase authorization.

Debt and Credit Facilities

Consolidated balance sheet debt decreased by $12.9 million for the current year, from $321.4 million to $304.4 million, primarily due to a decrease of domestic debt by $5.7 million and foreign debt by $7.2 million. Net debt (which is defined as total debt minus cash) decreased by $10.6 million for the current year, from $91.3 million to $80.6 million.

As of June 30, 2017, the ratio of total debt to total debt plus shareholders’ equity was 30.1 percent compared to 33.3 percent at December 31, 2016. As of June 30, 2017, the ratio of net debt to net debt plus shareholders’ equity was 10.2 percent, compared to 12.6 percent at December 31, 2016. At June 30, 2017, the Company’s debt included $305.0 million of unsecured private placement loans with maturities ranging from 2017 through 2027. These loans are the Company’s primary source of long-term debt financing and are supplemented by bank credit facilities to meet short and medium-term needs.

The Company has a committed $125.0 million multi-currency syndicated revolving credit agreement. The credit agreement allows the Company to make unsecured borrowings, as requested from time to time, for working capital and other corporate purposes. This unsecured facility is the Company’s primary source of short-term borrowings and is committed through July 10, 2019, with terms and conditions that are substantially equivalent to those of the Company’s other U.S. loan agreements. As of June 30, 2017, the Company had outstanding letters of credit of $5.1 million under the revolving credit agreement, and no borrowings, with $119.9 million remaining available. The Company anticipates that cash from operations, committed credit facilities and cash on hand will be sufficient to fund anticipated capital expenditures, working capital, dividends and other planned financial commitments for the foreseeable future.

Certain foreign subsidiaries of the Company maintain term loans and short-term bank lines of credit in their respective local currencies to meet working capital requirements as well as to fund capital expenditure programs and acquisitions. At June 30, 2017, the Company’s foreign subsidiaries had outstanding debt of $0.5 million.

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

The Company believes it was in compliance with all of its loan agreements as of June 30, 2017. Based on current projections, the Company believes it will be in compliance with its loan agreements throughout 2017.

ENVIRONMENTAL AND LEGAL MATTERS

The Company’s operations are subject to extensive federal, state and local environmental laws and regulations and similar laws in the other countries in which the Company does business. Although the Company's environmental policies and practices are designed to address compliance with these laws and regulations, these policies and practices may not be effective, or future developments and increasingly stringent environmental regulation could require the Company to make additional unforeseen environmental expenditures.  The Company expects to continue to invest in the equipment and facilities necessary to comply with existing and future regulations.  For the six months ended June 30, 2017 and 2016, the Company’s expenditures for capital projects related to the environment were $1.2 million and $0.7 million, respectively.  These projects are capitalized and depreciated over their estimated useful lives, which are typically 10 years.  Recurring costs associated with the operation and maintenance of facilities for waste treatment and disposal and managing environmental compliance in ongoing operations at the Company’s manufacturing locations were $13.0 million and $11.2 million for the six months ended June 30, 2017 and 2016, respectively.

Over the years, the Company has received requests for information related to or has been named by the government as a potentially responsible party at a number of waste disposal sites where cleanup costs have been or may be incurred under CERCLA and similar state statutes.  In addition, damages are being claimed against the Company in general liability actions for alleged personal injury or property damage in the case of some disposal and plant sites.  The Company believes that it has made adequate provisions for the costs it may incur with respect to the sites.  It is the Company’s accounting policy to record liabilities when environmental assessments and/or remedial efforts are probable and the cost or range of possible costs can be reasonably estimated.  When no amount within the range is a better estimate than any other amount, the minimum is accrued.  Some of the factors on which the Company bases its estimates include information provided by feasibility studies, potentially responsible party negotiations and the development of remedial action plans.  After partial remediation payments at certain sites, the Company has estimated a range of possible environmental and legal losses of $25.0 million to $45.8 million at June 30, 2017 compared to $25.7 million to $46.5 million at December 31, 2016.  At June 30, 2017, and December 31, 2016, the Company's accrued liability for such losses, which represented the Company’s best estimate within the estimated range of possible environmental and legal losses, was $25.0 million and $25.8 million, respectively.  During the six-month period ended June 30, 2017, cash outlays related to legal and environmental matters approximated $1.0 million compared to $0.6 million for the same period in 2016.

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

OUTLOOK

After achieving record first half net income, the Company remains optimistic about the balance of the year. The Company believes that its diversification efforts and enhanced internal efficiencies should continue to positively impact the remainder of 2017. The global rigid polyol market remains strong. Although competitive activity in North America will persist, the second half of the year should benefit from the partial recovery of higher raw material costs and lower manufacturing costs. Overall, management believes the Company earnings for the year should grow.

CRITICAL ACCOUNTING POLICIES

There have been no changes to the critical accounting policies disclosed in the Company’s 2016 Annual Report on Form 10-K.

RECONCILIATIONS OF NON-GAAP ADJUSTED NET INCOME AND EARNINGS PER SHARE

	Three Months Ended June 30
(In millions, except per share amounts)	2017		2016
	Net Income	Diluted EPS	Net Income	Diluted EPS
Net Income Attributable to the Company as Reported	$27.9	$1.19	$28.5	$1.24

Deferred Compensation Expense (including related investment activity)	4.1	0.17	2.3	0.10
Business Restructuring	0.6	0.03	1.1	0.04
Cumulative Tax Effect on Above Adjustment Items	(1.7)	(0.07)	(1.2)	(0.05)
Adjusted Net Income	$30.9	$1.32	$30.7	$1.33

	Six Months Ended June 30
(In millions, except per share amounts)	2017		2016
	Net Income	Diluted EPS	Net Income	Diluted EPS
Net Income Attributable to the Company as Reported	$59.8	$2.56	$56.4	$2.46

Deferred Compensation Expense (including related investment activity)	2.8	0.12	5.2	0.23
Business Restructuring	1.4	0.06	1.1	0.04
Cumulative Tax Effect on Above Adjustment Items	(1.4)	(0.06)	(2.3)	(0.10)
Adjusted Net Income	$62.6	$2.68	$60.4	$2.63

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

RECONCILIATION OF NON-GAAP NET DEBT

(In millions)	June 30, 2017	December 31, 2016
Current Maturities of Long-Term Debt as Reported	$21.2	$28.1
Long-Term Debt as Reported	283.2	288.9
Total Debt as Reported	304.4	317.0
Less Cash and Cash Equivalents as Reported	(223.8)	(225.7)
Net Debt	$80.6	$91.3

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

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the market risks disclosed in the Company’s 2016 Annual Report on Form 10-K.

Item 4 – Controls and Procedures

a.	Evaluation of Disclosure Controls and Procedures

We have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2017.  Based on this evaluation of our disclosure controls and procedures, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2017, such that the information required to be disclosed in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

b.	Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under Exchange Act) that occurred during the quarter ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II OTHER INFORMATION

Item 1 – Legal Proceedings

On March 22, 2017, the Company received a prefiling notice from USEPA for alleged violations of the Federal Insecticide, Fungicide, and Rodenticide Act associated with three of the Company’s biocide products sold by a licensed distributor.  The prefiling notice informed the Company of USEPA’s intent to seek a $178,600 penalty from the Company.  The Company is not able to estimate the final penalty at this time.

There have been no other material changes to the legal proceedings disclosed in the Company’s 2016 Annual Report on Form 10-K.

Item 1A – Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s 2016 Annual Report on Form 10-K.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Below is the summary by month of shares purchases by the Company during the second quarter ended June 30, 2017:

Month	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 2017	1,181	(a)	$84.85	─	─
May 2017	1,161	(a)	$85.87	─	─
June 2017	─		─	─	─
Total	2,342	(a)	$85.36
(a)	Represents shares of Company common stock tendered by employees to settle statutory withholding taxes related to the exercise of SARS.

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

Date:  July 28, 2017

/s/ Scott D. Beamer
Scott D. Beamer
Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial Officer)