Form 10-Q
period 2017-09-30
STEPAN CO
filed 2017-10-27
CIK 94049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes   ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 19, 2017
Common Stock, $1 par value	22,522,579 Shares

Part I FINANCIAL INFORMATION

Item 1 - Financial Statements

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Unaudited

(In thousands, except per share amounts)	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
Net Sales	$487,814	$445,030	$1,451,184	$1,345,530
Cost of Sales	412,212	361,635	1,193,518	1,075,705
Gross Profit	75,602	83,395	257,666	269,825
Operating Expenses:
Selling	13,740	13,990	40,484	42,252
Administrative	18,557	18,958	54,376	55,350
Research, development and technical services	12,699	14,268	40,416	42,306
Deferred compensation expense	(129)	7,441	5,263	12,595
	44,867	54,657	140,539	152,503

Business restructuring expenses (Note 14)	426	—	1,798	1,061

Operating Income	30,309	28,738	115,329	116,261
Other Income (Expense):
Interest, net	(2,763)	(2,824)	(8,618)	(9,855)
Other, net (Note 13)	1,766	1,229	3,994	401
	(997)	(1,595)	(4,624)	(9,454)

Income Before Provision for Income Taxes	29,312	27,143	110,705	106,807
Provision for Income Taxes(a)	7,459	5,776	29,044	29,020
Net Income(a)	21,853	21,367	81,661	77,787
Net (Income) Loss Attributable to Noncontrolling Interests (Note 2)	46	(5)	33	(13)
Net Income Attributable to Stepan Company(a)	$21,899	$21,362	$81,694	$77,774

Net Income Per Common Share Attributable to Stepan Company (Note 9):
Basic(a)	$0.95	$0.94	$3.56	$3.42
Diluted(a)	$0.94	$0.92	$3.50	$3.38

Shares Used to Compute Net Income Per Common Share Attributable to Stepan Company (Note 9):
Basic	22,971	22,819	22,941	22,771
Diluted(a)	23,374	23,148	23,361	23,017

Dividends Declared Per Common Share	$0.21	$0.19	$0.62	$0.57

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

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited

(In thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
Net income	$21,853	$21,367	$81,661	$77,787
Other comprehensive income (loss):
Foreign currency translation adjustments (Note 10)	9,837	(2,213)	26,288	7,685
Pension liability adjustment, net of tax (Note 10)	539	497	1,671	1,626
Derivative instrument activity, net of tax (Note 10)	(2)	—	(7)	(27)
Other comprehensive income (loss)	10,374	(1,716)	27,952	9,284
Comprehensive income	32,227	19,651	109,613	87,071
Comprehensive (income) loss attributable to noncontrolling interests (Note 2)	20	(1)	(26)	24
Comprehensive income attributable to Stepan Company	$32,247	$19,650	$109,587	$87,095

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(In thousands)	September 30, 2017	December 31, 2016
Assets
Current Assets:
Cash and cash equivalents	$264,100	$225,743
Receivables, net	314,125	263,408
Inventories (Note 6)	163,716	173,663
Other current assets	23,718	22,727
Total current assets	765,659	685,541
Property, Plant and Equipment:
Cost	1,588,996	1,513,478
Less: accumulated depreciation	(997,122)	(930,764)
Property, plant and equipment, net	591,874	582,714
Goodwill, net	25,724	25,308
Other intangible assets, net	19,810	22,339
Long-term investments (Note 3)	26,335	24,055
Other non-current assets	13,429	13,933
Total assets	$1,442,831	$1,353,890
Liabilities and Equity
Current Liabilities:
Current maturities of long-term debt (Note 12)	$21,165	$28,154
Accounts payable	172,384	158,316
Accrued liabilities	96,421	110,795
Total current liabilities	289,970	297,265
Deferred income taxes	19,729	12,497
Long-term debt, less current maturities (Note 12)	283,261	288,859
Other non-current liabilities	113,600	119,353
Commitments and Contingencies (Note 7)
Equity:
Common stock, $1 par value; authorized 60,000,000 shares; Issued shares 26,063,641 in 2017 and 25,894,782 shares in 2016	26,064	25,895
Additional paid-in capital	168,548	158,042
Accumulated other comprehensive loss (Note 10)	(99,572)	(127,465)
Retained earnings	716,923	649,070
Less: Common treasury stock, at cost, 3,542,333 shares in 2017 and 3,470,084 shares in 2016	(77,030)	(70,938)
Total Stepan Company stockholders’ equity	734,933	634,604
Noncontrolling interests (Note 2)	1,338	1,312
Total equity	736,271	635,916
Total liabilities and equity	$1,442,831	$1,353,890

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(In thousands)	Nine Months Ended September 30
	2017	2016
Cash Flows From Operating Activities
Net income	$81,661	$77,787
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57,121	55,196
Deferred compensation	5,263	12,595
Realized and unrealized gains on long-term investments	(3,677)	(720)
Stock-based compensation	6,248	8,055
Deferred income taxes	7,132	4,169
Other non-cash items	3,738	292
Changes in assets and liabilities:
Receivables, net	(37,713)	(30,270)
Inventories	14,789	(12,485)
Other current assets	(631)	(308)
Accounts payable and accrued liabilities	(5,872)	5,142
Pension liabilities	(2,141)	415
Environmental and legal liabilities	(392)	498
Deferred revenues	(843)	(846)
Net Cash Provided By Operating Activities (a)	124,683	119,520
Cash Flows From Investing Activities
Expenditures for property, plant and equipment	(57,902)	(69,761)
Business acquisition (Note 15)	(4,339)	—
Other, net	(759)	(2,788)
Net Cash Used In Investing Activities	(63,000)	(72,549)
Cash Flows From Financing Activities
Revolving debt and bank overdrafts, net	(7,309)	1,014
Other debt repayments	(5,714)	(6,193)
Dividends paid	(13,841)	(12,732)
Company stock repurchased	(4,500)	(2,408)
Stock option exercises	3,127	3,290
Other, net	(1,649)	(275)
Net Cash Used In Financing Activities (a)	(29,886)	(17,304)
Effect of Exchange Rate Changes on Cash	6,560	1,190
Net Increase in Cash and Cash Equivalents	38,357	30,857
Cash and Cash Equivalents at Beginning of Period	225,743	176,143
Cash and Cash Equivalents at End of Period	$264,100	$207,000
Supplemental Cash Flow Information
Cash payments of income taxes, net of refunds	$22,377	$18,577
Cash payments of interest	$9,113	$9,592

(a)

The amounts for the nine months ended September 30, 2016 have been immaterially changed from the originally reported amounts as a result of the Company’s fourth quarter 2016 adoption of ASU No.2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

Unaudited

1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements included herein have been prepared by Stepan Company (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate and make the information presented not misleading.  In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company’s financial position as of September 30, 2017, results of operations for the three and nine months ended September 30, 2017 and 2016, and cash flows for the nine months ended September 30, 2017 and 2016, have been included.  These financial statements and related footnotes should be read in conjunction with the financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (2016 Annual Report on Form 10-K).

2.	RECONCILIATIONS OF EQUITY

Below are reconciliations of total equity, Company equity and equity attributable to noncontrolling interests for the nine months ended September 30, 2017 and 2016:

(In thousands)	Total Equity	Stepan Company Equity	Noncontrolling Interests’ Equity (3)
Balance at January 1, 2017	$635,916	$634,604	$1,312
Net income	81,661	81,694	(33)
Dividends	(13,841)	(13,841)	—
Common stock purchases (1)	(6,255)	(6,255)	—
Stock option exercises	3,127	3,127	—
Defined benefit pension adjustments, net of tax	1,671	1,671	—
Translation adjustments	26,288	26,229	59
Derivative instrument activity, net of tax	(7)	(7)	—
Other (2)	7,711	7,711	—
Balance at September 30, 2017	$736,271	$734,933	$1,338

(In thousands)	Total Equity	Stepan Company Equity	Noncontrolling Interests’ Equity (3)
Balance at January 1, 2016	$558,384	$556,984	$1,400
Net income	77,787	77,774	13
Dividends	(12,732)	(12,732)	—
Common stock purchases (1)	(2,643)	(2,643)	—
Stock option exercises	3,290	3,290	—
Defined benefit pension adjustments, net of tax	1,626	1,626	—
Translation adjustments	7,685	7,722	(37)
Derivative instrument activity, net of tax	(27)	(27)	—
Other (2)(4)	6,362	6,362	—
Balance at September 30, 2016	$639,732	$638,356	$1,376
(1)

Includes the value of shares of the Company’s common stock purchased in the open market and tendered by employees to settle statutory withholding taxes related to the receipt of performance awards, the receipt of deferred compensation distributions and the exercises of stock appreciation rights (SARs).

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

The following describe the financial instruments held by the Company at September 30, 2017, and December 31, 2016, and the methods and assumptions used to estimate the instruments’ fair values:

Cash and cash equivalents

Carrying value approximated fair value because of the short maturity of the instruments.

Derivative assets and liabilities

Derivative assets and liabilities included the foreign currency exchange contracts are discussed in Note 4.  Fair value and carrying value were the same because the contracts were recorded at fair value.  The fair values of the foreign currency contracts were calculated as the difference between the applicable forward foreign exchange rates at the reporting date and the contracted foreign exchange rates multiplied by the contracted notional amounts.  See the table that follows the financial instrument descriptions for the reported fair values of derivative assets and liabilities.

Long-term investments

Long-term investments included the mutual fund assets the Company held to fund a portion of its deferred compensation liabilities and all of its non-qualified supplemental executive defined contribution obligations. Fair value and carrying value were the same because the mutual fund assets were recorded at fair value. Fair values for the mutual funds were calculated using the published market price per unit at the reporting date multiplied by the number of units held at the reporting date.  See the table that follows the financial instrument descriptions for the reported fair value of long-term investments.

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

At September 30, 2017, and December 31, 2016, the fair values of debt and the related carrying values, including current maturities, were as follows (the fair value and carrying value amounts are presented without regard to unamortized debt issuance costs of $1,025,000  and $1,141,000 as of September 30, 2017 and December 31, 2016, respectively):

(In thousands)	September 30, 2017	December 31, 2016
Fair value	$309,587	$316,364
Carrying value	305,451	318,154

The following tables present financial assets and liabilities measured on a recurring basis at fair value as of September 30, 2017, and December 31, 2016, and the level within the fair value hierarchy in which the fair value measurements fall:

(In thousands)	September 30, 2017	Level 1	Level 2	Level 3
Mutual fund assets	$26,335	$26,335	$—	$—
Derivative assets:
Foreign currency contracts	161	—	161	—
Total assets at fair value	$26,496	$26,335	$161	$—
Derivative liabilities:
Foreign currency contracts	$342	$—	$342	$—

(In thousands)	December 31, 2016	Level 1	Level 2	Level 3
Mutual fund assets	$24,055	$24,055	$—	$—
Derivative assets:
Foreign currency contracts	453	—	453	—
Total assets at fair value	$24,508	$24,055	$453	$—
Derivative liabilities :
Foreign currency contracts	$469	$—	$469	$—

4.	DERIVATIVE INSTRUMENTS

The Company is exposed to certain risks relating to its ongoing business operations. The primary risk managed by the use of derivative instruments is foreign currency exchange risk.  The Company holds forward foreign currency exchange contracts that are not designated as any type of accounting hedge as defined by GAAP.  The Company uses these contracts to manage its exposure to exchange rate fluctuations on certain Company subsidiary cash, accounts receivable, accounts payable and other obligation balances that are denominated in currencies other than the entities’ functional currencies. The forward foreign exchange contracts are recognized on the balance sheet as either an asset or a liability measured at fair value. Gains and losses arising from recording the foreign exchange contracts at fair value are reported in earnings as offsets to the losses and gains reported in earnings arising from the re-measurement of the asset and liability balances into the applicable functional currencies. At September 30, 2017, and December 31, 2016, the Company had open forward foreign currency exchange contracts, all with durations of approximately one to three months, to buy or sell foreign currencies with U.S. dollar equivalent amounts of $39,220,000 and $33,372,000, respectively.

The fair values of the derivative instruments held by the Company on September 30, 2017, and December 31, 2016, are disclosed in Note 3. Derivative instrument gains and losses for the three- and nine-month periods ended September 30, 2017 and 2016, were immaterial.  For amounts reclassified out of accumulated other comprehensive income (loss) (AOCI) into earnings for the three- and nine-month periods ended September 30, 2017 and 2016, see Note 10.

5.	STOCK-BASED COMPENSATION

On September 30, 2017, the Company had stock options outstanding under its 2006 Incentive Compensation Plan and stock options, stock awards and SARs outstanding under its 2011 Incentive Compensation Plan.  SARs granted prior to 2015 are cash-settled, and SARs granted in 2015 and thereafter are settled in shares of Company common stock.  Stock options and SARs granted prior to 2017 cliff vest after two years. Stock options and SARs granted in 2017 have a three-year graded vesting feature, with one-third of the awards vesting each year.  The Company has elected the straight-line method of expense attribution for the stock options and SARs with the graded vesting feature.

Compensation expense recorded for all stock options, stock awards and SARs was as follows:

(In thousands)
Three Months Ended September 30		Nine Months Ended September 30
2017	2016	2017	2016
$1,697	$3,607	$6,248	$8,055

The decrease in stock-based compensation expense between the three-month periods ended September 30, 2017 and 2016, was primarily attributable to a decrease in cash-settled SARs compensation resulting from a decrease in the market price of Company common stock in the third quarter of 2017 versus an increase in the stock price of Company common stock in the third quarter of 2016. The above decrease in cash-settled SARs compensation was also the primary reason for the decline in stock-based compensation expense between the nine-month periods ended September 30, 2017 and 2016.

Unrecognized compensation costs for stock options, stock awards and SARs were as follows:

(In thousands)	September 30, 2017	December 31, 2016
Stock options	$1,533	$895
Stock awards	4,632	5,514
SARs	3,178	1,859

The unrecognized compensation costs at September 30, 2017, are expected to be recognized over weighted-average periods of 2.0 years, 1.6 years and 2.0 years for stock options, stock awards and SARs, respectively.

Grants of the following awards were made during the nine months ended September 30, 2017:

Shares
Stock options	71,434
Stock awards (at target)	44,599
SARs	148,723

6.	INVENTORIES

The composition of inventories at September 30, 2017, and December 31, 2016, was as follows:

(In thousands)	September 30, 2017	December 31, 2016
Finished goods	$106,881	$127,597
Raw materials	56,835	46,066
Total inventories	$163,716	$173,663

Inventories are priced primarily using the last-in, first-out inventory valuation method.  If the first-in, first-out inventory valuation method had been used for all inventories, total inventory balances would have been approximately $33,606,000  and $25,872,000 higher than reported at September 30, 2017, and December 31, 2016, respectively.

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

As of September 30, 2017, the Company estimated a range of possible environmental and legal losses of $25.0 million to $46.1 million.  At September 30, 2017, and December 31, 2016, the Company’s accrued liability for such losses, which represented the Company’s best estimate within the estimated range of possible environmental and legal losses, was $25.0 million and $25.8 million, respectively. During the nine-month period ended September 30, 2017, cash outlays related to legal and environmental matters approximated $1.4 million compared to $1.0 million for the same period in 2016.

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

Following are summaries of the material contingencies at September 30, 2017:

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

In addition, under the terms of a settlement agreement reached on November 12, 2004, the U.S. Department of Justice and the Company agreed to fulfill the terms of a Cooperative Agreement reached in 1985 under which the United States will take title to and responsibility for radioactive waste removal at the Maywood site, including past and future remediation costs incurred by the United States.  As such, the Company recorded no liability related to this settlement agreement.

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

Wilmington Site

The Company is currently contractually obligated to contribute to the response costs associated with the Company’s formerly-owned site at 51 Eames Street, Wilmington, Massachusetts.  Remediation at this site is being managed by its current owner, to whom the Company sold the property in 1980.  Under the agreement, once total site remediation costs exceed certain levels, the Company is obligated to contribute up to five percent of future response costs associated with this site with no limitation on the ultimate amount of contributions. To date, the Company has paid the current owner $2.5 million for the Company’s portion of environmental response costs. The Company has recorded a liability for its portion of the estimated remediation costs for the site.  The Company believes that based on current information its recorded liability represents the best estimate of its share of the remediation costs at this site. Depending on the ultimate cost of the remediation at this site, the amount for which the Company is liable could differ from the current recorded liability.

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

Other U.S. Sites

Through the regular environmental monitoring of its plant production sites, the Company discovered levels of chemical contamination that were above thresholds allowed by law at two of its U.S. plants.  The Company voluntarily reported its results to the applicable state environmental agencies.  As a result, the Company is required to perform self-remediation of the affected areas.  In the fourth quarter of 2016, the Company established a liability for the estimated cost of remediating the sites.  Based on current information, the Company believes that its recorded liability represents its best estimate of the cost of remediation for these sites.  The ultimate cost of the remediation at this site could differ from the Company’s current recorded liability.

8.	POSTRETIREMENT BENEFIT PLANS

Defined Benefit Pension Plans

The Company sponsors various funded qualified and unfunded non-qualified defined benefit pension plans, the most significant of which cover employees in the U.S. and U.K. locations.  The U.S. and U.K. defined benefit pension plans are frozen and service benefits are no longer being accrued.

Components of Net Periodic Benefit Cost

	UNITED STATES
(In thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
Interest cost	$1,665	$1,741	$4,988	$5,200
Expected return on plan assets	(2,323)	(2,251)	(6,966)	(6,759)
Amortization of net actuarial loss	738	776	2,314	2,540
Net periodic benefit cost	$80	$266	$336	$981

	UNITED KINGDOM
(In thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
Interest cost	$151	$177	$441	$564
Expected return on plan assets	(203)	(218)	(593)	(694)
Amortization of net actuarial loss	97	18	284	58
Net periodic benefit (income) cost	$45	$(23)	$132	$(72)

Employer Contributions

U.S. Plans

The Company made a $2,100,000 voluntary contribution to its funded U.S. qualified defined benefit plans in the three- and nine-month periods ended September 30, 2017. No other contributions are expected to be made to the funded plans in 2017. Approximately $312,000 is expected to be paid related to the unfunded non-qualified plans in 2017. Of such amount, $256,000 had been paid as of September 30, 2017.

U.K. Plan

The Company’s U.K. subsidiary expects to contribute approximately $360,000 to its defined benefit pension plan in 2017.  Of such amount, $281,000 had been contributed as of September 30, 2017.

Defined Contribution Plans

The Company sponsors retirement savings defined contribution plans that cover U.S. and U.K. employees. The Company also sponsors a qualified profit sharing plan for its U.S. employees. The retirement savings and profit sharing defined contribution plans include a qualified plan and a non-qualified supplemental executive plan.

Defined contribution plan expenses for the Company’s retirement savings and profit sharing plans were as follows:

(In thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
Retirement savings plans	$1,275	$1,304	$3,758	$3,849
Profit sharing plan	1,308	1,595	5,259	5,098
Total defined contribution expense	$2,583	$2,899	$9,017	$8,947

The Company funds the obligations of its non-qualified supplemental executive defined contribution plans (supplemental plans) through a rabbi trust. The trust comprises various mutual fund investments selected by the participants of the supplemental plans. In accordance with the accounting guidance for rabbi trust arrangements, the assets of the trust and the obligations of the supplemental plans are reported on the Company’s consolidated balance sheets.  The Company elected the fair value option for the mutual fund investment assets so that offsetting changes in the mutual fund values and defined contribution plan obligations would be recorded in earnings in the same period. Therefore, the mutual funds are reported at fair value with any subsequent changes in fair value recorded in the consolidated statements of income. The liabilities related to the supplemental plans increase (i.e., supplemental plan expense is recognized) when the value of the trust assets appreciates and decrease when the value of the trust assets declines (i.e., supplemental plan income is recognized). At September 30, 2017, the balance of the trust assets was $1,502,000, which equaled the balance of the supplemental plan liabilities.

9.	EARNINGS PER SHARE

Below are the computations of basic and diluted earnings per share for the three and nine months ended September 30, 2017 and 2016:

(In thousands, except per share amounts)	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
Computation of Basic Earnings per Share
Net income attributable to Stepan Company	$21,899	$21,362	$81,694	$77,774
Weighted-average number of common shares outstanding	22,971	22,819	22,941	22,771
Basic earnings per share	$0.95	$0.94	$3.56	$3.42

Computation of Diluted Earnings per Share
Net income attributable to Stepan Company	$21,899	$21,362	$81,694	$77,774
Weighted-average number of shares outstanding	22,971	22,819	22,941	22,771
Add weighted-average net shares issuable from assumed exercise of options (under treasury stock method) (1)	147	162	167	151
Add weighted-average net shares related to unvested stock awards (under treasury stock method)	8	7	8	6
Add weighted-average net shares from assumed exercise of SARs (under treasury stock method) (1)	140	93	142	45
Add weighted-average contingently issuable net shares related to performance stock awards (under treasury stock method)	108	67	103	44
Weighted-average shares applicable to diluted earnings	23,374	23,148	23,361	23,017
Diluted earnings per share	$0.94	$0.92	$3.50	$3.38
(1)

Options/SARs to acquire 24,840 shares of Company common stock were excluded from the computations of diluted earnings per share for the nine months ended September 30, 2017. Options/SARs to acquire 58,287 shares of Company common stock were excluded from the computations of diluted earnings per share for the nine months ended September 30, 2016.  Inclusion of the instruments would have had antidilutive effects on the computations of earnings per share.

10.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Below are the changes in the Company’s AOCI balances by component (net of income taxes) for the three and nine months ended September 30, 2016 and 2017:

(In thousands)	Foreign Currency Translation Adjustments	Defined Benefit Pension Plan Adjustments	Cash Flow Hedge Adjustments	Total
Balance at June 30, 2016	$(78,406)	$(35,696)	$47	$(114,055)
Other comprehensive income before reclassifications	(2,209)	—	(2)	(2,211)
Amounts reclassified from AOCI	—	497	2	499
Net current-period other comprehensive income	(2,209)	497	—	(1,712)
Balance at September 30, 2016	$(80,615)	$(35,199)	$47	$(115,767)

Balance at June 30, 2017	$(80,357)	$(29,658)	$95	$(109,920)
Other comprehensive income before reclassifications	9,811	—	—	9,811
Amounts reclassified from AOCI	—	539	(2)	537
Net current-period other comprehensive income	9,811	539	(2)	10,348
Balance at September 30, 2017	$(70,546)	$(29,119)	$93	$(99,572)

Balance at December 31, 2015	$(88,337)	$(36,825)	$74	$(125,088)
Other comprehensive income before reclassifications	7,722	—	(34)	$7,688
Amounts reclassified from AOCI	—	1,626	7	$1,633
Net current-period other comprehensive income	7,722	1,626	(27)	9,321
Balance at September 30, 2016	$(80,615)	$(35,199)	$47	$(115,767)

Balance at December 31, 2016	$(96,775)	$(30,790)	$100	$(127,465)
Other comprehensive income before reclassifications	26,229	—	—	26,229
Amounts reclassified from AOCI	—	1,671	(7)	1,664
Net current-period other comprehensive income	26,229	1,671	(7)	27,893
Balance at September 30, 2017	$(70,546)	$(29,119)	$93	$(99,572)

Information regarding the reclassifications out of AOCI for the three and nine months ended September 30, 2017 and 2016, is displayed below:

(In thousands)	Amount Reclassified from AOCI (a)
AOCI Components	Three Months Ended September 30		Nine Months Ended September 30		Affected Line Item in Consolidated Statements of Income
	2017	2016	2017	2016
Amortization of defined benefit pension actuarial losses	$(835)	$(794)	$(2,598)	$(2,598)	(b)
	296	297	927	972	Tax benefit
	$(539)	$(497)	$(1,671)	$(1,626)	Net of tax
Gains and losses on cash flow hedges:
Interest rate contracts	$—	$(7)	$—	$(20)	Interest, net
Foreign exchange contracts	2	3	7	7	Cost of sales
	2	(4)	7	(13)	Total before tax
	—	2	—	6	Tax benefit
	$2	$(2)	$7	$(7)	Net of tax
Total reclassifications for the period	$(537)	$(499)	$(1,664)	$(1,633)	Net of tax

(a)	Amounts in parentheses denote expense to statement of income.
(b)	This component of accumulated other comprehensive income is included in the computation of net periodic benefit cost (see Note 8 for additional details).

11.	SEGMENT REPORTING

The Company has three reportable segments: Surfactants, Polymers and Specialty Products.  Net sales by segment for the three and nine months ended September 30, 2017 and 2016, were as follows:

(In thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
Segment Net Sales
Surfactants	$321,444	$290,467	$973,381	$899,014
Polymers	147,754	134,144	415,551	382,540
Specialty Products	18,616	20,419	62,252	63,976
Total	$487,814	$445,030	$1,451,184	$1,345,530

 Segment operating income and reconciliations of segment operating income to consolidated income before income taxes for the three and nine months ended September 30, 2017 and 2016, are summarized below:

(In thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
Segment Operating Income
Surfactants	$22,466	$20,737	$91,733	$85,214
Polymers	21,116	27,087	63,772	80,278
Specialty Products	988	2,328	7,702	6,449
Segment operating income	44,570	50,152	163,207	171,941
Business restructuring	(426)	—	(1,798)	(1,061)
Unallocated corporate expenses (1)	(13,835)	(21,414)	(46,080)	(54,619)
Consolidated operating income	30,309	28,738	115,329	116,261
Interest expense, net	(2,763)	(2,824)	(8,618)	(9,855)
Other, net	1,766	1,229	3,994	401
Consolidated income before income taxes	$29,312	$27,143	$110,705	$106,807

(1)

Unallocated corporate expenses are primarily comprised of corporate administrative expenses (e.g., corporate finance, legal, human resources, information systems, deferred compensation and environmental remediation) that are not included in segment operating income and not used to evaluate segment performance.

12.	DEBT

At September 30, 2017, and December 31, 2016, debt comprised the following:

(In thousands)	Maturity Dates	September 30, 2017	December 31, 2016
Unsecured private placement notes
3.95% (net of unamortized debt issuance cost of $354 and $382 for 2017 and 2016, respectively)	2021-2027	$99,646	$99,618
3.86% (net of unamortized debt issuance cost of $355 and $390 for 2017 and 2016, respectively)	2019-2025	99,645	99,610
4.86% (net of unamortized debt issuance cost of $200 and $225 for 2017 and 2016, respectively)	2017-2023	64,800	64,775
5.88% (net of unamortized debt issuance cost of $100 and $116 for 2017 and 2016, respectively)	2017-2022	28,471	34,170
5.69% (net of unamortized debt issuance cost of $16 and $28 for 2017 and 2016, respectively)	2017-2018	11,412	11,400
Debt of foreign subsidiaries
Unsecured bank term loan, foreign currency	2017	452	432
Secured bank debt, foreign currency	2017	—	7,008
Total debt		$304,426	$317,013
Less current maturities		21,165	28,154
Long-term debt		$283,261	$288,859

The Company has a committed $125,000,000 multi-currency revolving credit agreement that expires on July 10, 2019.  The Company maintains standby letters of credit under its workers’ compensation insurance agreements and for other purposes, as needed from time to time, which are issued under the revolving credit agreement. As of September 30, 2017, the Company had outstanding letters of credit totaling $4,677,000 and no outstanding borrowing under the revolving credit agreement. There was $120,323,000 available under the revolving credit agreement as of September 30, 2017.

The various loan agreements contain provisions which, among others, require maintenance of certain financial ratios and place limitations on additional debt, investments and payment of dividends. Based on the loan agreement provisions that place limitations on dividend payments, unrestricted retained earnings (i.e., retained earnings available for dividend distribution) were $200,112,000 and $157,606,000 at September 30, 2017 and December 31, 2016, respectively.

13.	OTHER, NET

Other, net in the consolidated statements of income included the following:

(In thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
Foreign exchange (losses) gains	$596	$286	$97	$(489)
Investment income	69	18	220	170
Realized and unrealized gains on investments	1,101	925	3,677	720
Other, net	$1,766	$1,229	$3,994	$401

14.	BUSINESS RESTRUCTURING

In May 2016, the Company announced plans to shut down its Longford Mills, Ontario, Canada (Longford Mills) manufacturing facility, a part of the Surfactant reportable segment, by December 31, 2016. The shutdown plan was developed as an effort to improve the Company’s asset utilization in North America and to reduce the Company’s fixed cost base. Manufacturing operations of the Longford Mills plant ceased by the end of 2016, and production of goods manufactured at the facility was transferred to other Company North American production sites. Decommissioning of the assets is expected to continue throughout the remainder of 2017. As of September 30, 2017, an aggregate of $4,483,000 of expense has been recognized since the beginning of the restructuring, reflecting $1,594,000 of termination benefits for approximately 30 employees and $2,889,000 for other expenses, principally asset decommissioning costs. The spending for the decommissioning of the assets is nearly complete.

Below is a reconciliation of the December 31, 2016 and the September 30, 2017 restructuring liabilities:

(In thousands)	Termination Benefits	Other Expense	Total
Restructuring liability at December 31, 2016	$1,548	$437	$1,985
Expense recognized	—	786	786
Amounts paid	(550)	(928)	(1,478)
Foreign currency translation	17	6	23
Restructuring liability at March 31, 2017	$1,015	$301	$1,316
Expense recognized	—	454	454
Amounts paid	(168)	(615)	(783)
Foreign currency translation	20	3	23
Restructuring liability at June 30, 2017	$867	$143	$1,010
Expense recognized	—	426	426
Amounts paid	(126)	(444)	(570)
Foreign currency translation	37	14	51
Restructuring liability at September 30, 2017	$778	$139	$917

In addition to the above, the Company eliminated 11 positions from manufacturing operations at its Singapore plant in June 2017. The Singapore plant is part of the Company’s Surfactant segment. The reduction in positions was made to better align the number of personnel with current business requirements and to reduce costs at that site. As a result of the reduction in workforce, termination expense of $132,000 was recognized in the second quarter ended June 30, 2017. As of September 30, 2017, there was no remaining liability for the termination pay.

15.	ACQUISITIONS

2017 Acquisition Agreement

On June 13, 2017, the Company announced that it had reached an agreement with BASF Mexicana, S.A. DE C.V. (BASF) to acquire BASF’s production facility in Ecatepec, Mexico, and a portion of its related surfactants business. The facility, which is near Mexico City, has over 50,000 metric tons of capacity, 124,000 square feet of warehouse space, a laboratory and office space. The acquisition is currently expected to be completed in the first quarter of 2018, subject to closing conditions.  The acquired facility and business will be included in the Company’s Surfactant segment.

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

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-9, Revenue from Contracts with Customers (Topic 606). The new update was later amended by ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. In addition, the ASU requires expanded disclosures about revenue recognition that enable the users of the financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. ASU No. 2014-09 supersedes most of the previous revenue recognition guidance. For public entities, the new guidance, as amended, is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. An entity may use either a full retrospective or a modified retrospective approach to adopt the requirements of the new standard. The Company expects to apply the modified retrospective approach. Although the Company continues the process of determining the effects, if any, that adoption of ASU No. 2014-9 will have on Company financial statements, adoption of the new guidance is not currently expected to have a material effect on the Company’s financial position, results of operations and cash flows. However, adoption of ASU No. 2014-9 is expected to affect the Company’s disclosures by requiring further disaggregation of revenue and additional insight about performance obligations.

  In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which requires an entity to measure inventory within the scope of the update at the lower of cost and net realizable value. Prior guidance required inventory to be measured at the lower of cost or market. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using the last-in, first-out method or the retail inventory method. For public entities, ASU No. 2015-11 is effective prospectively for annual periods beginning after December 15, 2016, and interim periods therein. On January 1, 2017, the Company adopted ASU No. 2015-11, which did not have a material effect on the Company’s financial position, results of operations or cash flows.

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

In January 2017, the FASB issued ASU No. 2017-4, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates Step 2 from the goodwill impairment test. When an indication of impairment was identified after performing the first step of the goodwill impairment test, Step 2 required that an entity determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) using the same procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Under the amendments in ASU No. 2017-4, an entity would perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying value. An entity would recognize an impairment charge for the amount by which the carrying value exceeds the reporting unit’s fair value. In addition, an entity must consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The amendments in ASU No. 2017-4 for annual, or any interim, goodwill impairment tests will be effective for fiscal years beginning after December 15, 2019. It is not expected that the adoption of the guidance in ASU No. 2017-4 will have a material effect on the Company’s financial position, results of operations or cash flows.

In March 2017, the FASB issued ASU No. 2017-7, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which amends existing guidance for the income statement presentation of the components of net periodic benefit cost for an entity’s sponsored defined benefit pension and other postretirement plans. The amended guidance requires entities to include the current service component of net periodic benefit cost in employee compensation costs in the income statement and to include all other components elsewhere in the income statement outside of income from operations. In addition, only the service cost component of net benefit cost is eligible for capitalization. For the Company, ASU No. 2017-7 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted as of the beginning of any annual period for which an entity’s financial statements have not been issued. The requirements for the separate presentation of the service cost component and the other components of net periodic benefit cost must be adopted on a retrospective basis. The requirement to capitalize only the service component of net periodic benefit cost must be adopted on a prospective basis. Adoption of ASU No. 2017-7 will affect the presentation of the Company’s results of operations but will not have a material effect on the Company’s financial position or cash flows.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which amends previous guidance regarding hedge accounting recognition and presentation requirements. The updated guidance alters the hedge accounting model to make achieving hedge accounting easier for an entity and to have such accounting better reflect an entity’s risk management activities. ASU No. 2017-12 also adds new, and amends previous, disclosure requirements. For the Company, ASU No. 2017-12 is effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. Entities must apply a modified retrospective approach to existing hedging relationships as of the adoption date. At present, because the Company has not entered into any transactions designated as accounting hedges, adoption of ASU No. 2017-12 is not expected to have a material effect on the Company’s financial position, results of operations and cash flows.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis (MD&A) of certain significant factors that have affected the Company’s financial condition and results of operations during the interim periods included in the accompanying condensed consolidated financial statements.

Certain statements in this Quarterly Report on Form 10-Q, other than purely historical information, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). These statements include statements about Stepan Company’s and its subsidiaries’ (the Company) plans, objectives, strategies, financial performance and outlook, trends, the amount and timing of future cash distributions, prospects or future events and involve known and unknown risks that are difficult to predict. As a result, the Company’s actual financial results, performance, achievements or prospects may differ materially from those expressed or implied by these forward-looking statements. In some cases, forward-looking statements can be identified by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “guidance,” “predict,” “potential,” “continue,” “likely,” “will,” “would,” “should,” “illustrative” and variations of these terms and similar expressions, or the negative of these terms or similar expressions. Such forward-looking statements are necessarily based upon estimates and assumptions that, while considered reasonable by the Company and its management based on their knowledge and understanding of the business and industry, are inherently uncertain. These statements are not guarantees of future performance, and stockholders should not place undue reliance on forward-looking statements. There are a number of risks, uncertainties and other important factors, many of which are beyond the Company’s control, that could cause the Company’s actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q. Such risks, uncertainties and other important factors, include, among others, the risks, uncertainties and factors set forth under “Part I-Item IA. Risk Factors” in the Company’s 2016 Annual Report on Form 10-K: the risks and uncertainties related to disruptions in production or accidents at, or loss of, any of the Company’s manufacturing facilities; global competition and the Company’s ability to successfully compete; volatility of raw material, natural gas and electricity costs as well as any disruption in their supply; disruptions in transportation or significant changes in transportation costs; reduced demand for Company products due to customer product reformulations or new technologies; the Company’s ability to make acquisitions of suitable candidates and successfully integrate acquisitions; the Company’s ability to keep and protect its intellectual property rights; international business risks, including fluctuations in currency exchange rates, legal restrictions and taxes; potentially adverse tax consequences due to the international scope of the Company’s operations; compliance with anti-corruption, environmental, health and safety and product registration laws; the Company’s ability to accurately estimate and maintain appropriate levels of recorded liabilities for existing and future contingencies; the Company’s ability to operate within the limitations of its debt covenants; downgrades to the Company’s credit ratings or disruptions to the Company’s ability to access well-functioning capital markets; downturns in certain industries and general economic downturns; conflicts, military actions, terrorist attacks and general instability, particularly in certain energy-producing nations, along with increased security regulations; cost overruns, delays and miscalculations in capacity needs with respect to the Company’s expansion or other capital projects; interruption of, damage to or compromise of the Company’s IT systems and failure to maintain the integrity of customer, colleague or Company data; unfavorable resolution of litigation against us; and the Company’s ability to retain its executive management and other key personnel. These factors are not necessarily all of the important factors that could cause the Company’s actual financial results, performance, achievements or prospects to differ materially from those expressed in or implied by any of its forward-looking statements. Other unknown or unpredictable factors also could harm the Company’s results. All forward-looking statements attributable to the Company or persons acting on the Company’s behalf are expressly qualified in their entirety by the cautionary statements set forth above. Forward-looking statements speak only as of the date they are made, and the Company does not undertake or assume any obligation to update publicly any of these forward-looking statements to reflect actual results, new information or future events, changes in assumptions or changes in other factors affecting forward-looking statements, except to the extent required by applicable laws. If the Company updates one or more forward-looking statements, no inference should be drawn that the Company will make additional updates with respect to those or other forward-looking statements. The “Company,” “we,” “our” or “us” means Stepan Company and one or more of its subsidiaries only.

Overview

The Company produces and sells intermediate chemicals that are used in a wide variety of applications worldwide. The overall business comprises three reportable segments:

•

Surfactants – Surfactants, which accounted for 67 percent of Company consolidated net sales for the first three quarters of 2017, are principal ingredients in consumer and industrial cleaning products such as detergents for washing clothes, dishes, carpets, floors and walls, as well as shampoos and body washes. Other applications include fabric softeners, germicidal quaternary compounds, lubricating ingredients, emulsifiers for spreading agricultural products, oilfield chemicals (for drilling, production and formulation stimulation) and industrial applications such as latex systems, plastics and composites. Surfactants are manufactured at four North American sites (United States), three European sites (United Kingdom, France and Germany), four Latin American sites (Mexico, Colombia and two sites in Brazil) and two Asian sites (Philippines and Singapore). In 2016, the Company shut down its production facility in Canada, moving the production of goods previously manufactured in Canada to other Company North American production sites. Manufacturing operations at that facility ceased in the fourth quarter of 2016.

Decommissioning activities will continue throughout 2017. In October 2016, the Company’s subsidiary in Brazil acquired the commercial business of Tebras Tensoativos do Brazil Ltda. (Tebras) and the sulfonation production facility of PBC Industria Quimica Ltda (PBC). See the “Acquisition Agreement” section in this “Overview” for a description of 2017 acquisition activity.

•

Polymers – Polymers, which accounted for 29 percent of consolidated net sales for the first three quarters of 2017, include polyurethane polyols, polyester resins and phthalic anhydride.  Polyurethane polyols are used in the manufacture of rigid foam for thermal insulation in the construction industry and are also a base raw material for coatings, adhesives, sealants and elastomers (collectively, CASE products). Powdered polyester resins are used in coating applications. CASE and polyester resins are collectively referred to as specialty polyols. Phthalic anhydride is used in unsaturated polyester resins, alkyd resins and plasticizers for applications in construction materials and components of automotive, boating and other consumer products. In addition, the Company uses phthalic anhydride internally in the production of polyols.  In the United States, polyurethane polyols and phthalic anhydride are manufactured at the Company’s Millsdale, Illinois, site and specialty polyols are manufactured at the Company’s Columbus, Georgia, site. In Europe, polyurethane polyols are manufactured by the Company’s subsidiary at its site in Wesseling, Germany, and specialty polyols are manufactured by the Company’s subsidiary at its site in Brzeg Dolny, Poland. In China, polyurethane polyols and specialty polyols are produced at the Company’s Nanjing, China, manufacturing plant.

•

Specialty Products – Specialty Products, which accounted for four percent of consolidated net sales for the first three quarters of 2017, include flavors, emulsifiers and solubilizers used in food, flavoring, nutritional supplement and pharmaceutical applications. Specialty Products are primarily manufactured at the Company’s Maywood, New Jersey, site and, in some instances, at outside contractors.

Acquisition Agreement

On June 13, 2017, the Company announced that it had reached an agreement with BASF Mexicana, S.A. DE C.V. (BASF) to acquire BASF’s production facility in Ecatepec, Mexico, and a portion of its related surfactants business. The facility, which is near Mexico City, has over 50,000 metric tons of capacity, 124,000 square feet of warehouse space, a laboratory and office space. The acquisition is currently expected to be completed in the first quarter of 2018, subject to closing conditions.  The acquisition supports the Company’s growth strategy in Latin America. The Company believes that this acquisition should enhance its market position and supply capabilities for surfactants in Mexico and positions the Company to grow in both the consumer and functional surfactants markets.

Deferred Compensation Plans

The accounting for the Company’s deferred compensation plans can cause period-to-period fluctuations in Company expenses and profits. Compensation expense results when the values of Company common stock and mutual fund investment assets held for the plans increase, and compensation income results when the values of Company common stock and mutual fund investment assets decline. The pretax effect of all deferred compensation-related activities for the three and nine months ended September 30, 2017 and 2016 and the income statement line items in which the effects of the activities were recorded are displayed in the following tables:

	Income (Expense)
(In millions)	For the Three Months Ended September 30
	2017	2016	Change
Deferred Compensation (Operating expenses)	$0.1	$(7.4)	$7.5	(1)
Realized/Unrealized Gains on Investments (Other, net)	1.0	0.8	0.2
Investment Income (Other, net)	0.1	—	0.1
Pretax Income Effect	$1.2	$(6.6)	$7.8

	Income (Expense)
(In millions)	For the Nine Months Ended September 30
	2017	2016	Change
Deferred Compensation (Operating expenses)	$(5.3)	$(12.6)	$7.3	(1)
Realized/Unrealized Gains on Investments (Other, net)	3.5	0.6	2.9
Investment Income (Other, net)	0.2	0.2	—
Pretax Income Effect	$(1.6)	$(11.8)	$10.2
(1)	See the applicable Corporate Expenses section of this MD&A for details regarding the changes in deferred compensation expense.

Effects of Foreign Currency Translation

The Company’s foreign subsidiaries transact business and report financial results in their respective local currencies. As a result, foreign subsidiary income statements are translated into U.S. dollars at average foreign exchange rates appropriate for the reporting period. Because foreign exchange rates fluctuate against the U.S. dollar over time, foreign currency translation affects period-to-period comparisons of financial statement items (i.e., because foreign exchange rates fluctuate, similar period-to-period local currency results for a foreign subsidiary may translate into different U.S. dollar results). The following table presents the effects that foreign currency translation had on the period-over-period changes in consolidated net sales and various income line items for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30			Increase
(In millions)	2017	2016	Increase (Decrease)	Due to Foreign Currency Translation
Net Sales	$487.8	$445.0	$42.8	$6.1
Gross Profit	75.6	83.4	(7.8)	0.8
Operating Income	30.3	28.7	1.6	0.4
Pretax Income	29.3	27.1	2.2	0.4

	Nine Months Ended September 30			Increase (Decrease)
(In millions)	2017	2016	Increase (Decrease)	Due to Foreign Currency Translation
Net Sales	$1,451.2	$1,345.5	$105.7	$(2.5)
Gross Profit	257.7	269.8	(12.1)	0.4
Operating Income	115.3	116.3	(1.0)	0.3
Pretax Income	110.7	106.8	3.9	0.2

RESULTS OF OPERATIONS

Three Months Ended September 30, 2017 and 2016

Summary

Net income attributable to the Company for the third quarter of 2017 increased three percent to $21.9 million, or $0.94 per diluted share, from $21.4 million, or $0.92 per diluted share, for the third quarter of 2016. Adjusted net income declined 16 percent to $21.4 million, or $0.92 per diluted share, from $25.4 million, or $1.10 per diluted share (see the “Reconciliation of Non-GAAP Adjusted Net Income and Diluted Earnings per Share” section of this MD&A for reconciliations between reported net income attributable to the Company and related earnings per diluted share and non-GAAP adjusted net income and related earnings per diluted share). Below is a summary discussion of the major factors leading to the quarter-over-quarter changes in net sales, profits and expenses.  A detailed discussion of segment operating performance for the third quarter of 2017 compared to the third quarter of 2016 follows the summary.

Consolidated net sales increased $42.8 million, or 10 percent, between quarters. The increase was attributable to higher selling prices, the favorable effects of foreign currency translation and a one percent increase in sales volume, which accounted for $34.2 million, $6.1 million and $2.5 million, respectively, of the quarter-over-quarter change in net sales. The higher selling prices reflected the pass through to customers of increased costs for certain raw materials. Surfactant sales volume increased one percent between quarters, while Polymer and Specialty Products sales volumes declined one percent and nine percent, respectively.

Operating income for the third quarter of 2017 improved $1.6 million, or five percent, from operating income for the third quarter of 2016. Consolidated operating income was favorably affected by deferred compensation expense which declined $7.5 million quarter over quarter. With respect to the segments, Surfactant operating income improved but was more than offset by declines in Polymer and Specialty Products results.

Operating expenses (including business restructuring expenses) for the third quarter of 2017 decreased $9.4 million, or 17 percent, from operating expenses for the third quarter of 2016. Deferred compensation accounted for $7.5 million of the decline. Changes in the individual income statement line items that comprise the Company’s operating expenses were as follows:

•

Selling expenses declined $0.3 million, or two percent, quarter over quarter. The decrease was primarily attributable to lower U.S. fringe benefits expenses ($1.1 million) partially offset by expenses associated with Tebras and PBC ($0.4 million), which were acquired in October 2016, and the accumulation of smaller increases for a number of other expense items. Reduced incentive-based compensation expenses led to the lower fringe benefits.

•

Administrative expenses decreased $0.4 million, or two percent, quarter over quarter due to lower U.S. fringe benefit expenses ($1.2 million) partially offset by increased legal and environmental expenses ($1.0 million). Reduced incentive-based compensation expenses led to the lower fringe benefits

•

Research, development and technical service (R&D) expenses declined $1.6 million, or 11 percent, between quarters due to lower U.S. fringe benefit expenses. The reduced fringe benefit expenses reflected lower incentive-based compensation.

•

Deferred compensation expense declined $7.5 million quarter over quarter primarily due to a $3.48 per share decrease in the market price of Company common stock in the third quarter of 2017 compared to a $13.13 per share increase for the third quarter of 2016. See the “Overview” and “Corporate Expenses” sections of this MD&A for further details.

•

Business restructuring expenses were $0.4 million in the third quarter of 2017 with no such expenses in the third quarter of 2016. The restructuring expense related to the continued asset decommissioning for the Company’s plant in Canada, which ceased operations in the fourth quarter of 2016. See Note 14 to the condensed consolidated financial statements for additional information regarding the Company’s restructuring activities.

Other, net was $1.8 million of income for the third quarter of 2017 compared to $1.2 million of income for the same period of 2016. The Company reported foreign exchange gains of $0.6 million in the third quarter of 2017 compared to gains of $0.3 million in third quarter of 2016. In addition, investment gains (including realized and unrealized gains and losses) for the Company’s deferred compensation and supplemental defined contribution mutual fund assets totaled $1.2 million in the third quarter of 2017 compared to $0.9 million of income in last year’s third quarter.

The effective tax rate was 25 percent for the third quarter of 2017 compared to 21 percent for the third quarter of 2016.  The increase was attributable to the following items: (1) lower excess tax benefits derived from stock-based compensation awards exercised or distributed in the third quarter of 2017 versus the third quarter of 2016; and (2) a less favorable geographical mix of income in the third quarter of 2017 versus the third quarter of 2016.

Segment Results

	For the Three Months Ended
(Dollars in thousands)	September 30,	September 30,	Increase	Percent
Net Sales	2017	2016	(Decrease)	Change
Surfactants	$321,444	$290,467	$30,977	11
Polymers	147,754	134,144	13,610	10
Specialty Products	18,616	20,419	(1,803)	-9
Total Net Sales	$487,814	$445,030	$42,784	10

	For the Three Months Ended
(Dollars in thousands)	September 30,	September 30,	Increase	Percent
Operating Income	2017	2016	(Decrease)	Change
Surfactants	$22,466	$20,737	$1,729	8
Polymers	21,116	27,087	(5,971)	-22
Specialty Products	988	2,328	(1,340)	-58
Segment Operating Income	$44,570	$50,152	$(5,582)	-11
Corporate Expenses, Excluding Deferred Compensation and Restructuring	13,964	13,973	(9)	—
Deferred Compensation (Income) Expense	(129)	7,441	(7,570)	-102
Business Restructuring	426	—	426	NM
Total Operating Income	$30,309	$28,738	$1,571	5

Surfactants

Surfactant net sales for the third quarter of 2017 increased $31.0 million, or 11 percent, over net sales for the third quarter of 2016. Higher selling prices, a one percent increase in sales volume and the favorable effects of foreign currency translation accounted for $25.1 million, $3.6 million and $2.3 million, respectively, of the quarter-over-quarter increase in net sales. The increase in selling prices reflected the pass through to customers of higher costs for certain raw materials. The increase in sales volume was principally attributable to sales associated with the Latin American region’s October 2016 acquisitions of Tebras and PBC. A quarter-over-quarter comparison of net sales by region follows:

	For the Three Months Ended
(Dollars in thousands)	September 30, 2017	September 30, 2016	Increase (Decrease)	Percent Change
North America	$184,889	$175,333	$9,556	5
Europe	69,325	61,451	7,874	13
Latin America	51,241	36,078	15,163	42
Asia	15,989	17,605	(1,616)	-9
Total Surfactants Segment	$321,444	$290,467	$30,977	11

Net sales for North American operations increased five percent between quarters. Higher selling prices and the favorable effect of foreign currency translation positively affected the quarter-over-quarter change in net sales by $11.2 million and $0.3 million, respectively. A one percent decline in sales volume offset the impacts of selling prices and currency translation by $1.9 million. Selling prices increased six percent quarter over quarter mainly due to the pass through of certain increased raw material costs to customers and to a more favorable mix of sales. The one percent decline in sales volume reflected decreased sales of commodity products used in laundry and cleaning and personal care applications largely offset by increased sales of products used in household, industrial and institutional (HI&I), agricultural chemical and oilfield applications. Sales volumes of general surfactants sold to distributors also increased quarter over quarter.

Net sales for European operations increased 13 percent due to a seven percent increase in selling prices, the favorable effects of foreign currency translation and a two percent increase in sales volume, which accounted for $4.6 million, $2.2 million and $1.1 million of the quarter-over-quarter improvement in net sales, respectively. The increase in selling prices primarily resulted from the pass through of higher costs for certain raw materials. The increase in sales volume was largely attributable to higher demand for laundry and cleaning products and agricultural chemicals, partially offset by reduced sales volumes of general surfactants sold to distributors. A quarter-over-quarter strengthening of the European euro relative to the U.S. dollar led to the foreign currency translation effect.

Net sales for Latin American operations increased 42 percent due to higher selling prices, a 19 percent increase in sales volume and the favorable effects of foreign currency translation, which accounted for $7.6 million, $6.7 million and $0.9 million, respectively, of the quarter-over-quarter increase in net sales. Selling prices increased 17 percent due to the pass through to customers of higher quarter-over-quarter raw material costs and a more favorable mix of sales. The improved sales volume reflected new business associated with the October 2016 acquisitions of Tebras and PBC, partially offset by lower demand and lost commodity business for products used in laundry and cleaning applications. The foreign currency translation effect primarily resulted from the quarter-over-quarter strengthening of the Brazilian real and Mexican peso relative to the U.S. dollar.

Net sales for Asian operations declined nine percent largely due to a 20 percent decrease in sales volume and the unfavorable effects of foreign currency translation, which negatively affected the quarter-over-quarter change in net sales by $3.5 million and $1.2 million, respectively. Higher average selling prices, primarily resulting from the pass through of certain increased raw material costs to customers, favorably affected the change in net sales by $3.1 million. The sales volume decline was primarily due to weaker demand for commodity laundry and cleaning products. A weaker Philippine peso relative to the U.S. dollar caused the negative foreign currency translation effect.

Surfactant operating income for the third quarter of 2017 increased $1.7 million, or eight percent, over operating income for the third quarter of 2016.  Gross profit for the third quarter of 2017 remained essentially unchanged from gross profit for same quarter of 2016, as improvement in Latin America was offset by a decline in Asia. Operating expenses decreased $1.7 million, or seven percent. Quarter-over-quarter comparisons of gross profit by region and total segment operating expenses and operating income follow:

	For the Three Months Ended
(Dollars in thousands)	September 30, 2017	September 30, 2016 (a)	Increase (Decrease)	Percent Change
Gross Profit
North America	$27,637	$27,542	$95	—
Europe	6,205	6,323	(118)	-2
Latin America	7,633	5,219	2,414	46
Asia	3,900	6,274	(2,374)	-38
Surfactants Segment Gross Profit	$45,375	$45,358	$17	—
Operating Expenses	22,909	24,621	(1,712)	-7
Surfactants Segment Operating Income	$22,466	$20,737	$1,729	8
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

Gross profit for North American operations increased less than one percent primarily due to lower manufacturing overhead costs resulting from the closure of the Company’s Canada manufacturing operations in the fourth quarter of 2016.

Gross profit for European operations declined two percent between quarters largely due to the impact of increased raw material costs that more than offset the effects of the two percent increase in sales volume and lower quarter-over-quarter manufacturing costs. Prior year manufacturing costs included approximately $0.7 million of expense related to a mandatory 30-day inspection shutdown of the Germany manufacturing plant.

Gross profit for Latin American operations increased $2.4 million, or 46 percent, due to the 19 percent improvement in sales volume, a more profitable mix of sales and a $0.2 million favorable effect of foreign currency translation.

Gross profit for Asia declined $2.4 million, or 38 percent, quarter over quarter primarily due to the 20 percent decrease in sales volume. Gross profit was also negatively affected by higher unit manufacturing costs caused by the lower utilization of the Singapore plant.

Operating expenses for the Surfactant segment declined $1.7 million, or seven percent, quarter over quarter principally due to lower R&D expenses. A decline in U.S. incentive-based compensation was the major contributor to the decreased R&D expenses.

Polymers

Polymer net sales for the third quarter of 2017 increased $13.6 million, or 10 percent, over net sales for the third quarter of 2016.  Higher selling prices, resulting from the pass through of increased costs for certain raw materials, and the positive effects of foreign currency translation favorably affected the quarter-over-quarter net sales change by $11.5 million and $3.6 million, respectively. Sales volume declined one percent, which negatively impacted the change in net sales by $1.5 million. North American operations accounted for the sales volume decline. A quarter-over-quarter comparison of net sales by region follows:

	For the Three Months Ended
(Dollars in thousands)	September 30, 2017	September 30, 2016	Increase	Percent Change
North America	$86,002	$85,534	$468	1
Europe	53,008	41,453	11,555	28
Asia and Other	8,744	7,157	1,587	22
Total Polymers Segment	$147,754	$134,144	$13,610	10

Net sales for North American operations increased one percent due to higher selling prices, partially offset by lower sales volume. Selling prices increased four percent, which had a $3.7 million positive effect on the quarter-over-quarter change in net sales. The pass through of certain higher quarter-over-quarter raw material costs to customers led to the increased selling prices. Sales volume declined four percent, which unfavorably impacted the net sales change by $3.2 million. Sales volume of polyols used in rigid foam applications declined seven percent mainly due to lost share from a major customer. Phthalic anhydride sales volume declined two percent. Sales volume of specialty polyols increased seven percent due to greater demand for product used in powdered resins and CASE applications.

Net sales for European operations increased 28 percent due to higher selling prices, the favorable effects of foreign currency translation and a two percent increase in sales volume, which accounted for $7.3 million, $3.6 million and $0.7 million, respectively, of the quarter-over-quarter net sales increase. Selling prices increased 17 percent primarily due to the pass through to customers of cost increases for certain raw materials. The sales improvement was primarily attributable to increased sales volume of specialty polyols, which reflected the Company’s successful efforts to utilize the capacity of its new reactor in Poland.

Net sales for Asia and Other operations increased 22 percent quarter over quarter due to higher selling prices and a seven percent improvement in sales volume. Sales volumes related to China operations increased 11 percent.

Polymer operating income for the third quarter of 2017 declined $6.0 million, or 22 percent, from operating income for the same period of last year. Gross profit decreased $6.2 million, or 18 percent, primarily due to higher material costs and lower sales volume, particularly for North American operations. European operations reported significant gross profit improvement due principally to lower manufacturing costs. Operating expenses declined $0.2 million, or three percent, between quarters. Quarter-over-quarter comparisons of gross profit by region and total segment operating expenses and operating income follow:

	For the Three Months Ended
(Dollars in thousands)	September 30, 2017	September 30, 2016 (a)	Increase (Decrease)	Percent Change
Gross Profit
North America	$19,026	$28,314	$(9,288)	-33
Europe	8,683	5,003	3,680	74
Asia and Other	278	867	(589)	-68
Polymers Segment Gross Profit	$27,987	$34,184	$(6,197)	-18
Operating Expenses	6,871	7,097	(226)	-3
Polymers Segment Operating Income	$21,116	$27,087	$(5,971)	-22
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

Gross profit for North American operations declined 33 percent quarter over quarter primarily due to reduced margins and the four percent decline in sales volume. The decline in margins reflected the effect of higher raw material costs that, due to competitive reasons, could not entirely be passed on to customers. Unit overhead costs were also higher between quarters due to phthalic anhydride equipment issues that caused periodic outages and slowdowns of manufacturing operations.

Gross profit for European operations increased 74 percent quarter over quarter. Increased margins, due to lower unit manufacturing costs, and increased sales volume led to the gross profit improvement. Last year’s third quarter gross profit was negatively impacted by a mandatory 30-day inspection shutdown of the Company’s plant in Germany, which resulted in additional plant expenses (approximately $1.5 million greater than in the third quarter of 2017) and limited production. The favorable effects of foreign currency translation contributed $0.6 million to the increased gross profit.

Gross profit for Asia and Other operations declined 68 percent due to higher overhead costs resulting from lower production at the Company’s plant in Nanjing, China, and to higher raw material costs. In 2016, the Nanjing plant supplied product to other Company locations as a result of the mandatory inspection shutdown at the Germany plant.

Operating expenses for the Polymers segment declined $0.2 million, or three percent, quarter over quarter.

Specialty Products

Net sales for the third quarter of 2017 declined $1.8 million, or nine percent, from net sales for the third quarter of 2016. A less favorable mix of sales resulting from the timing of orders for certain products used in flavor and pharmaceutical applications and a nine percent decline in sales volume led to the lower net sales. Operating income declined $1.3 million quarter over quarter due to the less favorable mix of sales partially offset by improved margins for food ingredient and nutritional supplement products.

Corporate Expenses

Corporate expenses, which are comprised of deferred compensation and other operating expenses that are not allocated to the reportable segments, declined $7.1 million between quarters to $14.3 million for the third quarter of 2017 from $21.4 million for the third quarter of 2016. The decline in corporate expense was primarily attributable to a $7.5 million favorable change in deferred compensation expense. Deferred compensation was $0.1 million of income for the third quarter of 2017 compared to $7.4 million of expense for the same quarter of last year. In addition to deferred compensation, fringe benefits declined between quarters by $1.2 million, largely due to a decline in expense for incentive-based compensation. The foregoing items were partially offset by increased legal and environmental expenses ($1.0 million) and the previously discussed restructuring expenses ($0.4 million).

The $7.5 million favorable change in deferred compensation expense reflected a $3.48 per share decrease in the market price of Company common stock in the third quarter of 2017 compared to a $13.13 per share increase for the third quarter of 2016. The following table presents the quarter-end Company common stock market prices used in the computation of deferred compensation expenses for the three months ended September 30, 2017 and 2016:

	2017		2016
	September 30	June 30	September 30	June 30
Company Common Stock Price	$83.66	$87.14	$72.66	$59.53

Nine Months Ended September 30, 2017 and 2016

Summary

Net income attributable to the Company for the first three quarters of 2017 increased five percent to $81.7 million, or $3.50 per diluted share, from $77.8 million, or $3.38 per diluted share, for the first three quarters of 2016. Adjusted net income declined two percent to $84.0 million, or $3.60 per diluted share, from $85.9 million, or $3.73 per diluted share (see the “Reconciliation of Non-GAAP Adjusted Net Income and Diluted Earnings per Share” section of this MD&A for reconciliations between reported net income attributable to the Company and related earnings per diluted share and non-GAAP adjusted net income and related earnings per diluted share). Below is a summary discussion of the major factors leading to the year-over-year changes in net sales, profits and expenses.  A detailed discussion of segment operating performance for the first nine months of 2017 compared to the first nine months of 2016 follows the summary.

Consolidated net sales increased $105.7 million, or eight percent, between years, primarily due to higher selling prices that were precipitated by the pass through to customers of increased costs for certain raw materials. The increased selling prices favorably affected the year-over-year change in net sales by $140.1 million. Sales volume declined two percent, which had a $31.9 million unfavorable effect on the change in net sales. Sales volume declined three percent and four percent for the Surfactant and Specialty Products segments, respectively, and was essentially flat between years for the Polymer segment. Foreign currency translation negatively impacted the net sales change by $2.5 million.

Operating income for the first three quarters of 2017 declined $0.9 million, or one percent, from operating income reported for the first three quarters of 2016. Surfactant and Specialty Product operating incomes improved year over year but were more than offset by a decline in Polymer results. Polymer operating income was negatively impacted by higher raw material costs that could not entirely be recouped through selling price increases.

Operating expenses (including business restructuring expenses) declined $11.2 million, or seven percent, between years. Lower deferred compensation expense accounted for $7.3 million of the operating expense decrease. Changes in the individual income statement line items that comprise the Company’s operating expenses were as follows:

•

Selling expenses declined $1.8 million, or four percent, year over year largely due to lower U.S. fringe benefit expenses ($1.5 million). The decrease in fringe benefit expenses resulted from reduced expense for incentive-based compensation.

•

Administrative expenses declined $1.0 million, or two percent, year over year. Lower U.S. expenses for fringe benefits ($1.5 million) and relocation ($0.7 million), partially offset by increased expenses for consulting ($1.6 million), led to the decrease in administrative expenses. The decline in fringe benefit expense reflected lower expense for incentive-based compensation. The increase in consulting fees was primarily attributable to external resources engaged in 2017 to support various corporate projects.

•	R&D expenses declined $1.9 million, or four percent, year over year due to a decrease in U.S. fringe benefits expense, which was driven by lower expenses for incentive-based compensation.

•

Deferred compensation expense declined $7.3 million, or 58 percent, year over year due to a smaller year-over-year increase in the market price of Company common stock, partially offset by larger year-over-year increases in the market values of the mutual funds held for the deferred compensation plan. See the “Overview” and “Corporate Expenses” sections of this MD&A for further details.

•

Business restructuring expenses were $1.8 million for the first three quarters of 2017 compared to $1.1 million for the first three quarters of 2016. Approximately $1.7 million of the restructuring expense related to the continued asset decommissioning for the Company’s plant in Canada, which ceased operations in the fourth quarter of 2016. The remaining $0.1 million of restructuring expense related to a second quarter 2017 workforce reduction at the Company’s Singapore plant. The $1.1 million of 2016 restructuring expense was for termination pay expense associated with the Canadian plant closure. See Note 14 to the condensed consolidated financial statements for additional information regarding the Company’s restructuring activities.

Net interest expense for the first three quarters of 2017 declined $1.2 million, or 13 percent, from net interest expense for the first three quarters of 2016 primarily due to lower average debt levels and higher interest income earned on excess cash.

Other, net was $4.0 million of income for the first three quarters of 2017 compared to $0.4 million of income for the same period of last year. The Company posted $3.9 million of investment gains (including realized and unrealized gains and losses) for the Company’s deferred compensation and supplemental defined contribution mutual fund assets in the first three quarters of 2017 compared to $0.9 million of income in the first three quarters of 2016. In addition, the Company reported foreign exchange gains of $0.1 million in the first three quarters of 2017 compared to exchange losses of $0.5 million for the same period a year ago.

The effective tax rate was 26 percent for the first three quarters of 2017 compared to 27 percent for the first three quarters of 2016.  The decrease was attributable to the following items: (1) higher excess tax benefits derived from stock-based compensation awards exercised or distributed in the first three quarters of 2017 versus the first three quarters of 2016; and (2) an unfavorable tax settlement related to a foreign income tax audit recorded in the first quarter of 2016 that did not recur in 2017.

Segment Results

	For the Nine Months Ended
(Dollars in thousands)	September 30,	September 30,	Increase	Percent
Net Sales	2017	2016	(Decrease)	Change
Surfactants	$973,381	$899,014	$74,367	8
Polymers	415,551	382,540	33,011	9
Specialty Products	62,252	63,976	(1,724)	-3
Total Net Sales	$1,451,184	$1,345,530	$105,654	8

	For the Nine Months Ended
(Dollars in thousands)	September 30,	September 30,	Increase	Percent
Operating Income	2017	2016	(Decrease)	Change
Surfactants	$91,733	$85,214	$6,519	8
Polymers	63,772	80,278	(16,506)	-21
Specialty Products	7,702	6,449	1,253	19
Segment Operating Income	$163,207	$171,941	$(8,734)	-5
Corporate Expenses, Excluding Deferred Compensation and Restructuring	40,817	42,024	(1,207)	-3
Deferred Compensation Expense	5,263	12,595	(7,332)	-58
Business Restructuring	1,798	1,061	737	69
Total Operating Income	$115,329	$116,261	$(932)	-1

 Surfactants

Surfactant net sales for the first three quarters of 2017 increased $74.4 million, or eight percent, over net sales for the first three quarters of 2016. Higher selling prices, resulting primarily from the pass through of higher costs on certain raw materials to customers, had a favorable $106.3 million effect on the year-over-year change in net sales. A three percent decline in sales volume and the unfavorable effects of foreign currency translation offset the impact of increased selling prices by $26.6 million and $5.3 million, respectively. The Latin America region reported improved sales volume due to sales associated with the October 2016 acquisitions of Tebras and PBC, while sales volumes for the other regions declined. A year-over-year comparison of net sales by region follows:

	For the Nine Months Ended
(Dollars in thousands)	September 30, 2017	September 30, 2016	Increase (Decrease)	Percent Change
North America	$582,148	$556,328	$25,820	5
Europe	198,037	182,402	15,635	9
Latin America	143,305	109,881	33,424	30
Asia	49,891	50,403	(512)	-1
Total Surfactants Segment	$973,381	$899,014	$74,367	8

Net sales for North American operations increased five percent year over year. Higher selling prices favorably impacted the change in net sales by $50.7 million. Sales volume declined five percent, which offset the effect of increased selling prices by $25.2 million. Average selling prices increased 10 percent between years, reflecting the pass through of certain higher raw material costs to customers and a more favorable mix of sales. The five percent decline in sales volume was largely attributable to decreases in sales volumes for commodity products used in laundry and cleaning and personal care applications. The lower commodity product volumes were partially offset by increased sales for products used in HI&I, agricultural chemicals and oilfield applications. The favorable effect of foreign currency translation added $0.3 million to the year-over-year change in net sales.

Net sales for European operations increased nine percent due to a 16 percent increase in selling prices, partially offset by the unfavorable effects of foreign currency translation and a three percent decline in sales volume. The higher selling prices, which resulted from the pass through to customers of certain increased raw material costs, favorably impacted the year-over-year change in net sales by $28.0 million, while foreign currency translation and lower sales volume unfavorably affected the net sales change by $6.8 million and $5.6 million, respectively. A stronger U.S. dollar relative to the British pound sterling led to the foreign currency translation effect. The three percent decrease in sales volume primarily resulted from declines in commodity personal care sales volume and general surfactants sold to distributors.

Net sales for Latin American operations increased 30 percent due to increased selling prices, a nine percent improvement in sales volume and the favorable effects of foreign currency translation, which accounted for $19.4 million, $9.5 million and $4.5 million, respectively, of the year-over-year increase in net sales. The higher selling prices reflected the pass through to customers of increased raw material costs and a more favorable mix of sales. The improved sales volume reflected new business associated with the October 2016 acquisitions of Tebras and PBC and increased sales volume for agricultural chemical products, partially offset by lower demand and lost business for commodity products used in laundry and cleaning applications. The foreign currency translation effect reflected the year-over-year strengthening of the Brazilian real and Colombian peso relative to the U.S. dollar, partially offset by a weaker Mexican peso.

Net sales for Asian operations declined one percent due to a 17 percent decline in sales volume and the unfavorable effects of foreign currency translation, which negatively impacted the year-over-year change in net sales by $8.7 million and $3.2 million, respectively. Lower volumes of commodity laundry and cleaning products sold from the Philippine location and overall lower volumes sold from the Singapore location led to the sales volume decline for Asian operations. A weaker Philippine peso relative to the U.S. dollar caused the negative foreign currency translation effect. Higher selling prices, which reflected the pass through to customers of certain increased raw material costs, offset the effects of sales volume and currency translation by $11.4 million.

Surfactant operating income for the first three quarters of 2017 increased $6.5 million, or eight percent, over operating income for the first three quarters of 2016.  Gross profit increased $3.4 million, or two percent, primarily due to improved results for North American and Latin American operations. Operating expenses decreased $3.2 million, or four percent. Year-over-year comparisons of gross profit by region and total segment operating expenses and operating income follow:

	For the Nine Months Ended
(Dollars in thousands)	September 30, 2017	September 30, 2016 (a)	Increase (Decrease)	Percent Change
Gross Profit
North America	$107,717	$101,151	$6,566	6
Europe	18,018	21,098	(3,080)	-15
Latin America	22,567	18,625	3,942	21
Asia	12,434	16,495	(4,061)	-25
Surfactants Segment Gross Profit	$160,736	$157,369	$3,367	2
Operating Expenses	69,003	72,155	(3,152)	-4
Surfactants Segment Operating Income	$91,733	$85,214	$6,519	8

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

 Gross profit for North American operations increased six percent between years. The effect of improved margins more than offset the impact of the five percent sales volume decline. The margin improvement reflected a more profitable mix of sales and reduced manufacturing overhead costs resulting primarily from the closure of the Company’s Canada manufacturing operations in the fourth quarter of 2016.

Gross profit for European operations declined 15 percent year over year primarily due to reduced sales margins, the three percent sales volume decline and a $0.5 million unfavorable foreign currency translation impact. The lower sales margins reflected the effect of increased raw material costs that could not be entirely passed on to customers through selling price increases. The year-over-year change in gross profit benefitted from 2016 charges for customer claims that did not recur in 2017.

Gross profit for Latin American operations increased 21 percent primarily due to the contributions from the October 2016 acquisitions of Tebras and PBC and to a more profitable mix of sales. A $0.9 million favorable effect of foreign currency translation also contributed to gross profit improvement.

Asia gross profit declined 25 percent largely due to the 17 percent decline in sales volume and to a year-over-year decline in production volume in Singapore, which led to higher unit overhead costs. A $0.6 million unfavorable foreign currency translation effect also contributed to the decline in gross profit. The Company’s plan to lower inventory levels in the region led to the decrease in Singapore production.

Operating expenses for the Surfactant segment declined $3.2 million, or four percent, year over year. R&D and selling expenses declined $2.6 million and $0.5 million, respectively, due primarily to lower overall expenses in the U.S. partially offset by increased expenses related to Tebras and PBC, which were acquired in October 2016. A decline in incentive-based compensation was a factor for the lower U.S. expenses.

Polymers

Polymer net sales for the first three quarters of 2017 increased $33.0 million, or nine percent, over net sales for the same period of 2016. Higher selling prices and the effects of foreign currency translation positively impacted the net sales change by $31.7 million and $2.8 million, respectively. The selling price increases reflected the pass through to customers of certain increased raw material costs. Polymer sales volume declined less than one percent between years, which resulted in a negative $1.5 million impact on the net sales change. A year-over-year comparison of net sales by region follows:

	For the Nine Months Ended
(Dollars in thousands)	September 30, 2017	September 30, 2016	Increase	Percent Change
North America	$251,291	$245,292	$5,999	2
Europe	142,265	118,706	23,559	20
Asia and Other	21,995	18,542	3,453	19
Total Polymers Segment	$415,551	$382,540	$33,011	9

Net sales for North American operations increased two percent due to higher selling prices, which favorably affected the year-over-year net sales change by $12.2 million. Selling prices increased five percent, largely as a result of the pass through of higher raw material costs. Sales volume declined three percent between years, which unfavorably affected the net sales change by $6.2 million. Sales volume of polyols used in rigid foam applications declined two percent mainly due to lost business at a major customer. Phthalic anhydride sales volume declined eight percent due to lower volumes provided to phthalic anhydride co-producers in 2017 than in 2016 and to less demand from a major customer. Specialty polyols sales volume improved five percent on increased volumes for product used in CASE applications.

Net sales for European operations increased 20 percent due to higher selling prices, the favorable effects of foreign currency translation and a two percent increase in sales volume, which accounted for $17.9 million, $3.0 million and $2.7 million, respectively, of the year-over-year net sales increase. Selling prices increased 15 percent primarily due to the pass through of certain raw material cost increases to customers. Specialty polyols used in CASE applications accounted for most of the sales volume increase, as sales volume for polyols used in rigid foam insulation and insulated metal panels was essentially flat year-over-year. The increase in CASE sales volumes reflected the Company’s successful efforts to utilize the capacity of its new reactor in Poland.

Net sales for Asia and Other operations increased 19 percent between years due to higher selling prices and a five percent increase in sales volume, which accounted for $2.6 million and $1.0 million, respectively, of the year-over-year net sales change. Increased raw material costs drove the selling price increase. Most of the sales volume increase reflected new business for the Company’s manufacturing facility in Nanjing, China, that commenced operations in early 2016. Foreign currency translation had a $0.2 million negative effect on the year-over-year change in net sales.

Polymer operating income for the first three quarters of 2017 declined $16.5 million, or 21 percent, from operating income for the first three quarters of 2016. Gross profit decreased $16.6 million, or 16 percent, due to lower margins primarily caused by higher material costs. Operating expenses decreased $0.1 million, or one percent between years. Year-over-year comparisons of gross profit by region and total segment operating expenses and operating income follow:

	For the Nine Months Ended
(Dollars in thousands)	September 30, 2017	September 30, 2016 (a)	Increase (Decrease)	Percent Change
Gross Profit
North America	$61,680	$78,266	$(16,586)	-21
Europe	23,249	21,028	2,221	11
Asia and Other	41	2,293	(2,252)	-98
Polymers Segment Gross Profit	$84,970	$101,587	$(16,617)	-16
Operating Expenses	21,198	21,309	(111)	-1
Polymers Segment Operating Income	$63,772	$80,278	$(16,506)	-21

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

Gross profit for North American operations declined 21 percent year over year primarily as a result of reduced margins and the three percent decline in sales volume. The margin decline reflected the effects of higher raw material costs that could not be completely passed on to customers due to competitive pressures. In addition, unit overhead costs were higher between years due to phthalic anhydride equipment issues that caused periodic outages and slowdowns of manufacturing operations in the third quarter of 2017.

Gross profit for European operations increased 11 percent due to the two percent sales volume increase and to lower manufacturing expenses that more than offset the impact of higher raw material costs. In addition, foreign currency translation had a $0.4 million positive effect on Europe’s gross profit. With respect to the reduced manufacturing expenses, 2016 third quarter gross profit was negatively impacted by a mandatory 30-day inspection shutdown of the Germany plant, which resulted in additional plant expenses (approximately $1.5 million greater than in the third quarter of 2017) and limited production.

Gross profit for Asia and Other operations declined $2.3 million due to higher overhead costs resulting from lower utilization of the plant in Nanjing, China, as the 2016 gross profit benefited from production of polyol to build up inventory to support the Company’s Germany plant in advance of its mandatory third quarter 2016 inspection shutdown. Higher raw material costs also negatively impacted year-over-year gross profit.

Specialty Products

Net sales for the first three quarters of 2017 declined $1.7 million, or three percent, from net sales for the first three quarters of 2016. Sales volume declined four percent due to lower sales volumes of products used in food ingredient and nutritional supplement applications. Operating income increased $1.3 million, or 19 percent, due to a more favorable mix of sales resulting from the timing of orders for certain products used in flavoring applications, to improved margins for food ingredient and nutritional supplement products and to lower operating expenses of $0.5 million.

Corporate Expenses

Corporate expenses declined $7.8 million to $47.9 million for the first three quarters of 2017 from $55.7 million for the first three quarters of 2016. The decline was primarily attributable to lower expenses for deferred compensation ($7.3 million), fringe benefits ($1.5 million) and relocation ($0.7 million), partially offset by increased expenses for consulting and environmental ($1.6 million) and the previously discussed business restructuring ($0.7 million). Lower year-over-year incentive-based compensation expenses led the lower fringe benefits. The increase in consulting and environmental expenses reflected external resources engaged in 2017 to support various corporate projects.

Deferred compensation expense declined $7.3 million between years. The result reflected a smaller year-over-year increase in the market price of Company common stock ($2.18 per share increase for the first three quarters of 2017 compared to $22.97 per share increase for the first three quarters of 2016), partially offset by larger year-over-year increases in the market values of the mutual funds held for the deferred compensation plan. The following table presents the period-end Company common stock market prices used in the computation of deferred compensation expenses for the nine months ended September 30, 2017 and 2016:

	2017	2016		2015
	September 30	December 31	September 30	December 31
Company Common Stock Price	$83.66	$81.48	$72.66	$49.69

LIQUIDITY AND CAPITAL RESOURCES

Overview

For the nine months ended September 30, 2017, operating activities were a cash source of $124.7 million versus a source of $119.5 million for the comparable period in 2016. For the current year, investing activities were a use of $63.0 million, as compared to a use of $72.5 million in the prior year period, and financing activities were a use of $29.9 million, as compared to a use of $17.3 million in the prior year period. Cash and cash equivalents increased by $38.4 million compared to December 31, 2016, including a favorable exchange rate impact of $6.6 million.

As of September 30, 2017, the Company’s cash and cash equivalents totaled $264.1 million, including $15.1 million in a U.S. money market fund, which was rated AAA by Standard and Poor’s. Cash in U.S. demand deposit accounts totaled $115.6 million and cash of the Company’s non-U.S. subsidiaries held outside the U.S. totaled $133.4 million as of September 30, 2017.

Operating Activity

Net income increased by $3.9 million versus the comparable period in 2016. Working capital was a cash use of $30.0 million versus a use of $37.9 million for the comparable year-ago period.

Year-to-date accounts receivable were a use of $37.7 million compared to a use of $30.2 million for the comparable period in 2016. Inventories were a source of $14.8 million in 2017 versus a use of $12.5 million in 2016. Accounts payable and accrued liabilities were a use of $6.5 million in 2017 compared to a source of $5.1 million for the same period in 2016.

Working capital requirements were higher year-to-date, compared to the same period in 2016 primarily due to the above noted change in accounts payable and accrued liabilities. The year-to-date accounts receivables increase was primarily due to selling price increases. The year-to-date inventory decrease was mainly due to lower quantities. It is management’s opinion that the Company’s liquidity is sufficient to provide for potential increases in working capital during 2017.

Investing Activity

Cash outflows from investing activities were down by $9.5 million year-over-year. Cash outflows from investing activities year-to-date included capital expenditures of $57.9 million compared to $69.8 million for the comparable period last year. Other investing activities consumed $5.1 million in 2017 versus a use of $2.8 million in 2016. The increase in other investing activities was primarily attributable to the $4.3 million purchase price working capital adjustment payment made in the first quarter of 2017 related to the 2016 fourth quarter acquisitions of Tebras and PBC.

For 2017, the Company estimates that total capital expenditures will range from $85 million to $95 million including capacity expansions in the United States, Brazil and Germany.

Financing Activity

Cash flow used for financing activities was a use of $29.9 million in 2017 versus a use of $17.3 million in 2016. The Company purchases its common stock in the open market from time to time to fund its own benefit plans and also to mitigate the dilutive effect of new shares issued under its benefit plans. The Company may, from time to time, seek to retire or purchase additional amounts of its outstanding equity and/or debt securities through cash purchases and/or exchanges for other securities, in open market purchases, privately negotiated transactions or otherwise, including pursuant to a Rule 10b5-1 plan. Such repurchases or exchanges, if any, will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. For the nine months ended September 30, 2017, the Company purchased 57,963 shares in the open market at a total cost of $4.5 million.  At September 30, 2017, there were 659,966 shares remaining under the current share repurchase authorization.

Debt and Credit Facilities

Consolidated balance sheet debt decreased by $12.6 million for the current year, from $317.0 million to $304.4 million due to a decrease of both domestic and foreign debt. Since December 31, 2016, net debt (which is defined as total debt minus cash – see the “Reconciliation of Non-GAAP Net Debt” section of this MD&A) decreased by $51.0 million, from $91.3 million to $40.3 million.

As of September 30, 2017, the ratio of total debt to total debt plus shareholders’ equity was 29.3 percent compared to 33.3 percent at December 31, 2016. As of September 30, 2017, the ratio of net debt to net debt plus shareholders’ equity was 5.2 percent, compared to 12.6 percent at December 31, 2016. At September 30, 2017, the Company’s debt included $305.0 million of unsecured private placement loans with maturities ranging from 2017 through 2027. These loans are the Company’s primary source of long-term debt financing and are supplemented by bank credit facilities to meet short and medium-term needs.

The Company has a committed $125.0 million multi-currency syndicated revolving credit agreement. The credit agreement allows the Company to make unsecured borrowings, as requested from time to time, for working capital and other corporate purposes. This unsecured facility is the Company’s primary source of short-term borrowings and is committed through July 10, 2019, with terms and conditions that are substantially equivalent to those of the Company’s other U.S. loan agreements. As of September 30, 2017, the Company had outstanding letters of credit of $4.7 million under the revolving credit agreement, and no borrowings, with $120.3 million remaining available. The Company anticipates that cash from operations, committed credit facilities and cash on hand will be sufficient to fund anticipated capital expenditures, working capital, dividends and other planned financial commitments for the foreseeable future.

Certain foreign subsidiaries of the Company maintain term loans and short-term bank lines of credit in their respective local currencies to meet working capital requirements as well as to fund capital expenditure programs and acquisitions. At September 30, 2017, the Company’s foreign subsidiaries had outstanding debt of $0.5 million.

The Company has material debt agreements that require the maintenance of minimum interest coverage and minimum net worth. These agreements also limit the incurrence of additional debt as well as the payment of dividends and repurchase of treasury shares. Testing for these agreements is based on the combined financial statements of the U.S. operations of the Company, Stepan Canada Inc., Stepan Quimica Ltda., Stepan Specialty Products, LLC, Stepan Specialty Products B.V. and Stepan Asia Pte. Ltd. (the Restricted Group). Under the most restrictive of these debt covenants:

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

The Company believes it was in compliance with all of its loan agreements as of September 30, 2017. Based on current projections, the Company believes it will be in compliance with its loan agreements throughout 2017.

ENVIRONMENTAL AND LEGAL MATTERS

The Company’s operations are subject to extensive federal, state and local environmental laws and regulations and similar laws in the other countries in which the Company does business. Although the Company's environmental policies and practices are designed to address compliance with these laws and regulations, these policies and practices may not be effective, or future developments and increasingly stringent environmental regulation could require the Company to make additional unforeseen environmental expenditures.  The Company expects to continue to invest in the equipment and facilities necessary to comply with existing and future regulations.  For the nine months ended September 30, 2017 and 2016, the Company’s expenditures for capital projects related to the environment were $1.8 million and $0.9 million, respectively.  These projects are capitalized and depreciated over their estimated useful lives, which are typically 10 years.  Recurring costs associated with the operation and maintenance of facilities for waste treatment and disposal and managing environmental compliance in ongoing operations at the Company’s manufacturing locations were $20.3 million and $18.2 million for the nine months ended September 30, 2017 and 2016, respectively.

Over the years, the Company has received requests for information related to or has been named by the government as a potentially responsible party at a number of waste disposal sites where cleanup costs have been or may be incurred under CERCLA and similar state statutes.  In addition, damages are being claimed against the Company in general liability actions for alleged personal injury or property damage in the case of some disposal and plant sites.  The Company believes that it has made adequate provisions for the costs it may incur with respect to the sites.  It is the Company’s accounting policy to record liabilities when environmental assessments and/or remedial efforts are probable and the cost or range of possible costs can be reasonably estimated.  When no amount within the range is a better estimate than any other amount, the minimum is accrued.  Some of the factors on which the Company bases its estimates include information provided by feasibility studies, potentially responsible party negotiations and the development of remedial action plans.  After partial remediation payments at certain sites, the Company has estimated a range of possible environmental and legal losses of $25.0 million to $46.1 million at September 30, 2017 compared to $25.7 million to $46.5 million at December 31, 2016.  At September 30, 2017, and December 31, 2016, the Company's accrued liability for such losses, which represented the Company’s best estimate within the estimated range of possible environmental and legal losses, was $25.0 million and $25.8 million, respectively.  During the nine-month period ended September 30, 2017, cash outlays related to legal and environmental matters approximated $1.4 million compared to $1.0 million for the same period in 2016.

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

OUTLOOK

Reported net income for the first nine months of 2017 was up five percent, while adjusted net income was slightly below the record first nine months of 2016.  The fourth quarter of 2016 was negatively impacted by expenses that are not expected to recur in the fourth quarter of 2017.  In addition, the Company believes its diversification efforts and enhanced internal efficiencies should positively impact the fourth quarter of 2017. Although increased competitive activity in North America will persist, the Company has begun to recover higher raw material costs within its Polymer segment and continues to benefit from growing global market volumes for insulation materials.  Management remains optimistic that the Company will deliver full year adjusted earnings growth.

CRITICAL ACCOUNTING POLICIES

There have been no changes to the critical accounting policies disclosed in the Company’s 2016 Annual Report on Form 10-K.

RECONCILIATIONS OF NON-GAAP ADJUSTED NET INCOME AND EARNINGS PER SHARE

	Three Months Ended September 30
(In millions, except per share amounts)	2017		2016
	Net Income	Diluted EPS	Net Income	Diluted EPS
Net Income Attributable to the Company as Reported	$21.9	$0.94	$21.4	$0.92

Deferred Compensation (Income) Expense, Including Investment Gains/Losses	(1.2)	(0.06)	6.6	0.29
Business Restructuring	0.4	0.02	—	—
Cumulative Tax Effect on Above Adjustment Items	0.3	0.02	(2.6)	(0.11)
Adjusted Net Income	$21.4	$0.92	$25.4	$1.10

	Nine Months Ended September 30
(In millions, except per share amounts)	2017		2016
	Net Income	Diluted EPS	Net Income	Diluted EPS
Net Income Attributable to the Company as Reported	$81.7	$3.50	$77.8	$3.38

Deferred Compensation Expense, Including Investment Gains/Losses	1.6	0.07	11.8	0.51
Business Restructuring	1.8	0.08	1.1	0.05
Cumulative Tax Effect on Above Adjustment Items	(1.1)	(0.05)	(4.8)	(0.21)
Adjusted Net Income	$84.0	$3.60	$85.9	$3.73

The Company believes that certain non-GAAP measures, when presented in conjunction with comparable GAAP measures, are useful for evaluating the Company’s operating performance and provide better clarity on the impact of non-operational items. Internally, the Company uses this non-GAAP information as an indicator of business performance and evaluates management’s effectiveness with specific reference to this indicator.  These measures should be considered in addition to, not a substitute for or superior to, measures of financial performance prepared in accordance with GAAP. The cumulative tax effect was calculated using the statutory tax rates for the jurisdictions in which the noted transactions occurred.

RECONCILIATION OF NON-GAAP NET DEBT

(In millions)	September 30, 2017	December 31, 2016
Current Maturities of Long-Term Debt as Reported	$21.1	$28.1
Long-Term Debt as Reported	283.3	288.9
Total Debt as Reported	304.4	317.0
Less Cash and Cash Equivalents as Reported	(264.1)	(225.7)
Net Debt	$40.3	$91.3

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

Item 4 – Controls and Procedures

a.	Evaluation of Disclosure Controls and Procedures

We have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2017.  Based on this evaluation of our disclosure controls and procedures, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2017, such that the information required to be disclosed in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

b.	Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under Exchange Act) that occurred during the quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II OTHER INFORMATION

Item 1 – Legal Proceedings

There have been no other material changes to the legal proceedings disclosed in the Company’s 2016 Annual Report on Form 10-K and the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.

Item 1A – Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s 2016 Annual Report on Form 10-K.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Below is the summary by month of common stock purchases by the Company during the third quarter ended September 30, 2017:

Month	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 2017	—		─	─	─
August 2017	38,678	(a)	$79.22	─	─
September 2017	─		─	─	─
Total	38,678		$79.22
(a)

808 shares represent shares of Company common stock tendered by employees to settle statutory withholding taxes related to the exercise of SARS.  The remainder of the shares represent Company common stock purchased on the open market.

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Mine Safety Disclosures

Not applicable

Item 5 – Other Information

None

Item 6 – Exhibits

Exhibit No.		Description

10.1	–

Separation Agreement and Release, dated as of August 15, 2017, by and between Stepan Company and Scott Mason (filed with the Company’s Current Report on Form 8-K filed on August 17, 2017 (File No. 001-4462) and incorporated herein by reference)

31.1	–	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)

31.2	–	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)

32	–	Certification pursuant to 18 U.S.C. Section 1350

101.INS	–	XBRL Instance Document

101.SCH	–	XBRL Taxonomy Extension Schema Document

101.CAL	–	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	–	XBRL Taxonomy Extension Definition Document

101.LAB	–	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	–	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEPAN COMPANY

Date:  October 27, 2017

/s/ Scott D. Beamer
Scott D. Beamer
Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial Officer)