Form 10-K
period 2017-12-31
STEPAN CO
filed 2018-02-27
CIK 94049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

(Check one): Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Emerging growth company  ☐

If an emerging growth company, indicate by check mark if registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

Aggregate market value at June 30, 2017, of voting and non-voting common stock held by nonaffiliates of the registrant: $ 1,715,568,314*

Number of shares outstanding of each of the registrant’s classes of common stock as of January 31, 2018:

Class	Outstanding at January 31, 2018
Common Stock, $1 par value	22,514,141

Documents Incorporated by Reference

Part of Form 10-K	Document Incorporated
Part III, Items 10-14	Portions of the Proxy Statement for Annual Meeting of Stockholders to be held April 24, 2018.

* Based on reported ownership by all directors and executive officers at June 30, 2017.

STEPAN COMPANY

ANNUAL REPORT ON FORM 10-K

December 31, 2017

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K, other than purely historical information, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). These statements include statements about Stepan Company’s and its subsidiaries’ (the Company) plans, objectives, strategies, financial performance and outlook, trends, the amount and timing of future cash distributions, prospects or future events and involve known and unknown risks that are difficult to predict. As a result, our actual financial results, performance, achievements or prospects may differ materially from those expressed or implied by these forward-looking statements. In some cases, forward-looking statements can be identified by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “guidance,” “predict,” “potential,” “continue,” “likely,” “will,” “would,” “should,” “illustrative” and variations of these terms and similar expressions, or the negative of these terms or similar expressions. Such forward-looking statements are necessarily based upon estimates and assumptions that, while considered reasonable by the Company and its management based on their knowledge and understanding of the business and industry, are inherently uncertain. These statements are not guarantees of future performance, and stockholders should not place undue reliance on forward-looking statements. There are a number of risks, uncertainties and other important factors, many of which are beyond the Company’s control, that could cause the Company’s actual results to differ materially from the forward-looking statements contained in this Annual Report on Form 10-K. Such risks, uncertainties and other important factors, include, among others, the risks, uncertainties and factors set forth under “Part I-Item IA. Risk Factors” and “Part II-Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the risks and uncertainties related to the following:

•	accidents, unplanned production shutdowns or disruptions in any of the Company’s manufacturing facilities;
•	global competition and the Company’s ability to successfully compete;
•	volatility of raw material, natural gas and electricity costs as well as any disruption in their supply;
•	disruptions in transportation or significant changes in transportation costs;
•	reduced demand for Company products due to customer product reformulations or new technologies;
•	the Company’s ability to make acquisitions of suitable candidates and successfully integrate acquisitions;
•	the Company’s ability to keep and protect its intellectual property rights;
•	international business risks, including fluctuations in currency exchange rates, legal restrictions and taxes;
•	potentially adverse tax consequences due to the international scope of the Company’s operations;
•	the impact of changes in the tax code as a result of recent U.S. federal tax legislation and uncertainty as to how some of those changes may be applied;
•	compliance with anti-corruption, environmental, health and safety and product registration laws;
•	the Company’s inability to accurately estimate and maintain appropriate levels of recorded liabilities for existing and future contingencies;
•	the Company’s ability to operate within the limitations of debt covenants;
•	downgrades to the Company’s credit ratings or disruptions to the Company’s ability to access well-functioning capital markets;
•	downturns in certain industries and general economic downturns;
•	conflicts, military actions, terrorist attacks and general instability, particularly in certain energy-producing nations, along with increased security regulations;
•	cost overruns, delays and miscalculations in capacity needs with respect to the Company’s expansion or other capital projects;
•	interruption of, damage to or compromise of the Company’s IT systems and failure to maintain the integrity of customer, colleague or Company data;
•	unfavorable resolution of litigation against the Company;
•	the Company’s ability to retain its executive management and other key personnel; and
•	the other factors set forth under “Risk Factors.”

These factors are not necessarily all of the important factors that could cause the Company’s actual financial results, performance, achievements or prospects to differ materially from those expressed in or implied by any of the Company’s forward-looking statements. Other unknown or unpredictable factors also could harm the Company’s results. All forward-looking statements attributable to us or persons acting on the Company’s behalf are expressly qualified in their entirety by the cautionary statements set forth above. Forward-looking statements speak only as of the date they are made, and we do not undertake or assume any obligation to update publicly any of these forward-looking statements to reflect actual results, new information or future events, changes in assumptions or changes in other factors affecting forward-looking statements, except to the extent required by applicable laws. If we update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

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

Polymers, which include polyurethane polyols, polyester resins and phthalic anhydride, are used in a variety of applications.  Polyurethane polyols are used in the manufacture of rigid foam for thermal insulation in the construction industry.  They are also a raw material base for coatings, adhesives, sealants and elastomers (CASE) applications.  Polyester resins, which include liquid and powdered products, are used in CASE applications. Phthalic anhydride is used in polyester resins, alkyd resins, and plasticizers for applications in construction materials and components of automotive, boating, and other consumer products and internally in the Company’s polyols.

Specialty Products are chemicals used in food, flavoring, nutritional supplement and pharmaceutical applications.

MARKETING AND COMPETITION

Principal customers for surfactants are manufacturers of detergents, shampoos, body wash, fabric softeners, toothpastes and cosmetics.  In addition, surfactants are sold to the producers of agricultural herbicides and insecticides and lubricating products.  Surfactants are also sold into the oilfield market to aid production, drilling and hydraulic fracking.  Polymers are used in the construction and appliance industries, as well as in applications for the coatings, adhesives, sealants and elastomers industries.  Phthalic anhydride, a Polymer product, is also used by automotive, boating and other consumer product companies. Specialty products are used primarily by food, nutritional supplement and pharmaceutical manufacturers.

The Company does not sell directly to the retail market, but sells to a wide range of manufacturers in many industries and has many competitors.  The principal methods of competition are product performance, price, technical assistance and ability to meet the specific needs of individual customers.  These factors allow the Company to compete on bases other than price alone, reducing the severity of competition as experienced in the sales of commodity chemicals having identical performance characteristics.  The Company is one of the leading merchant producers of surfactants in the world.  In the case of surfactants, much of the Company’s competition comes from several large global and regional producers and the internal divisions of larger customers.  In the manufacture of polymers, the Company competes with the chemical divisions of several large companies, as well as with other small specialty chemical manufacturers.  In specialty products, the Company competes with several large firms plus numerous small companies.

MAJOR CUSTOMER AND BACKLOG

The Company did not have any one customer whose business represented more than 10 percent of the Company’s consolidated revenue in 2017, 2016 or 2015.  The Company has contract arrangements with certain customers, but volumes are generally contingent on purchaser requirements. Much of the Company’s business is essentially on a “spot delivery basis” and does not involve a significant backlog.

ENERGY SOURCES

Substantially all of the Company’s manufacturing plants operate on electricity and interruptible natural gas.  During peak heating demand periods, gas service to all plants may be temporarily interrupted for varying periods ranging from a few days to several months.  The plants operate on fuel oil during these periods of interruption.  The Company’s operations have not experienced any plant shutdowns or adverse effects upon its business in recent years that were caused by a lack of available energy sources, other than temporary service interruptions brought on by mechanical failure and severe weather conditions.

RAW MATERIALS

The principal raw materials used by the Company are petroleum or plant based.  For 2018, the Company has contracts with suppliers that cover the majority of its forecasted requirements for major raw materials and is not substantially dependent upon any one supplier.

RESEARCH AND DEVELOPMENT

The Company maintains an active research and development program to assist in the discovery and commercialization of new knowledge with the intent that such efforts will be useful in developing a new product or in bringing about a significant improvement to an existing product or process.  Total expenses for research and development during 2017, 2016 and 2015 were $33.2 million, $34.9 million, and $30.3 million, respectively. The remainder of research, development and technical service expenses reflected in the consolidated statements of income relates to technical services, which include routine product testing, analytical methods development and sales support service.

ENVIRONMENTAL COMPLIANCE

Compliance with applicable country, state and local regulations regarding the discharge of materials into the environment, or otherwise relating to the protection of the environment, resulted in capital expenditures by the Company of approximately $3.2 million during 2017.  These expenditures represented approximately 4 percent of the Company’s total 2017 capital expenditures.  Capitalized environmental expenditures are depreciated and charged on a straight-line basis to pretax earnings over their estimated useful lives, which are typically 10 years.  Recurring costs associated with the operation and maintenance of facilities for waste treatment and disposal and managing environmental compliance in ongoing operations at our manufacturing locations were approximately $28.2 million in 2017.  Compliance with such regulations is not expected to have a material adverse effect on the Company’s earnings and competitive position in the foreseeable future.

EMPLOYMENT

At December 31, 2017 and 2016, the Company employed 2,096 and 2,145 persons, respectively. The Company has collective bargaining agreements with employees at some of its manufacturing locations. While the Company has experienced occasional work stoppages as a result of the collective bargaining process and may experience some work stoppages in the future, management believes that it will be able to negotiate all labor agreements on satisfactory terms. Past work stoppages have not had a significant impact on the Company’s operating results. Overall, the Company believes it has good relationships with its employees.

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

The executive officers of the Company, their ages and certain other information as of February 27, 2018, are as follows:

Name	Age	Title	Year First Elected Officer

F. Quinn Stepan, Jr.	57	Chairman, President and Chief Executive Officer	1997
Frank Pacholec	62	Vice President, Strategy and Corporate Development	2003
Gregory Servatius	58	Vice President, Human Resources	2006
Arthur W. Mergner	54	Vice President, Supply Chain	2014
Scott R. Behrens	48	Vice President and General Manager – Surfactants	2014
Debra A. Stefaniak	56	Vice President, Business Transformation	2015
Jennifer A. Hale	56	Vice President, General Counsel, Chief Compliance Officer and Secretary	2016
Robert V. Slone	46	Vice President, Corporate Technology and Sustainability	2016
Sean T. Moriarty	48	Vice President and General Manager – Polymers	2017
Matthew J. Eaken	55	Vice President, Corporate Controller and Interim Chief Financial Officer	2018

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

Arthur W. Mergner has served the Company as Vice President, Supply Chain since August 2017. From April 2014 until August 2017, he served as Vice President and General Manager - Polymers. From June 2013 until April 2014, he served as Vice President - North America Polymers.

Scott R. Behrens has served the Company as Vice President and General Manager – Surfactants since September 2014.  From January 2010 to September 2014 he served as Vice President – Business Management.

Debra A. Stefaniak has served the Company as Vice President, Business Transformation since February 2014.  From May 2009 to February 2014, she served as Vice President, Global Logistics.

Jennifer A. Hale has served the Company as Vice President, General Counsel and Secretary since January 2016 and as Chief Compliance officer since April 2017.   From 2013 through 2015, she served as Vice President, Global General Counsel and Strategic Business Consultant at Vita-Mix Holdings Company.  From 2007 to 2013, she served as Vice President, General Counsel and Secretary at Dyson, Inc.

Robert V. Slone has served the Company as Vice President, Chief Technology and Sustainability Officer since June 2016.  From November 2013 until June 2016, he served as Vice President of Surfactants Product Development.  From 2011 to 2013, he served as Director of Technology at British Petroleum/Castrol innoVentures.

Sean T. Moriarty has served the Company as Vice President and General Manager – Polymers since September 2017.  From September 2014 through September 2017, he served as Vice President and General Manager – North America Surfactants.  From January 2012 through September 2014 he served as Vice President - Global Consumer Products.

Effective January 1, 2018, Matthew J. Eaken was appointed Interim Chief Financial Officer of the Company, in addition to continuing his current role as the Company’s Vice President and Corporate Controller, until such time as a permanent replacement is named.  Mr. Eaken has served the Company as Vice President and Corporate Controller since January 2011.

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

RISKS RELATED TO OUR BUSINESS

Chemical manufacturing is inherently hazardous and may result in accidents or may require planned or unplanned production shutdowns, which may disrupt our operations or expose us to significant losses or liabilities, which may have a material impact on our business, financial position, results of operations and cash flows.

Manufacturing facilities in the Company’s industry are subject to planned and unplanned production shutdowns, turnarounds and outages.  Unplanned production disruptions may occur for external reasons, such as natural disasters, weather, disease, strikes, transportation interruption, government regulation, political unrest or terrorism, or internal reasons, such as fire, maintenance or other manufacturing problems.  Certain of our production facilities are, and production facilities acquired or built in the future may be, located in areas where unplanned disruptions are more likely.  Alternative facilities with sufficient capacity may not be available, may cost substantially more or may take a significant amount of time to increase production or qualify with Company customers, each of which could negatively impact the Company’s business, financial position, results of operations and cash flows. Further, some of the Company’s products cannot currently be made, or made in the volume required, at more than one of the Company’s locations. For some of these products, the Company has access to external market suppliers, but the Company cannot guarantee that these products will be available to it in amounts sufficient to meet its requirements or at a cost that is competitive with the Company’s cost of manufacturing these products. Long-term production disruptions may cause Company customers to seek alternative supply, which could further adversely affect Company profitability.

Although the Company takes precautions to enhance the safety of its operations and minimize the risk of disruptions, the hazards associated with chemical manufacturing and the related storage and transportation of raw materials, products and wastes are inherent in our operations. We cannot eliminate the risk of accidental contamination, discharge or injury resulting from those materials. Also, our suppliers and customers may use and/or generate hazardous materials, and we may be required to indemnify our suppliers, customers or waste disposal contractors against damages and other liabilities arising out of the production, handling or storage of our products or raw materials or the disposal of related wastes. Potential risks include explosions and fires, chemical spills and other discharges or releases of toxic or hazardous substances or gases, and pipeline and storage tank leaks and ruptures. Those hazards may result in personal injury and loss of life, damage to property, damages to public health and contamination of the environment, which may result in a suspension of operations and the imposition of civil or criminal fines, penalties and other sanctions, cleanup costs, and claims by governmental entities or third-parties. Furthermore, the Company is subject to present and future claims with respect to workplace exposure, exposure of contractors on Company premises as well as other persons located nearby, workers' compensation and other matters.

We are dependent on the continued operation of our production facilities and the loss or shutdown of operations over an extended period could have a material adverse effect on our financial condition, or results of operations. The Company maintains property, business interruption, products liability and casualty insurance policies which we believe are in accordance with customary industry practices, as well as insurance policies covering other types of risks, including pollution legal liability insurance.  However, some of these potential manufacturing hazards and risks may not be insurable. Moreover, even when insurable, the insurance coverage may not be sufficient to cover all losses resulting from the occurrence of any of these events.  Each of these insurance policies is subject to customary exclusions, deductibles and coverage limits, in accordance with industry standards and practices.  As a result of market conditions, premiums and deductibles for certain insurance policies can increase substantially and, in some instances, certain insurance may become unavailable or available only for reduced amounts of coverage. There is also a risk, beyond the reasonable control of the Company, that an insurance carrier may not have the financial resources to cover an insurable loss.  As a result, the occurrence of any of these events could have a material adverse effect on the Company’s business, financial position, results of operations and cash flows.

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

The Company relies heavily on railroads, ships, barges, tank trucks and other over-the-road shipping methods to transport raw materials to its manufacturing facilities and to ship finished product to customers. Transport operations are exposed to various risks, such as extreme weather conditions, natural disasters, work stoppages, personnel shortages and operating hazards, as well as interstate and international transportation requirements. If the Company experiences transportation problems, or if there are significant changes in the cost of these services, the Company may not be able to arrange efficient alternatives and timely means to obtain raw materials or ship finished product, which could result in an adverse effect on Company revenues, costs and operating results.

Customer product reformulations or new technologies can reduce the demand for the Company’s products.

The Company’s products are used in a broad range of customer product applications. Customer product reformulations or development and use of new technologies may lead to reduced consumption of Company-produced products or make some Company products obsolete. It is imperative that the Company continue to develop new products to replace the sales of products that mature and decline in use. The Company’s business, financial position, results of operations and cash flows could be materially and adversely affected if the Company is unable to successfully manage the maturation of existing products and the introduction of new products.

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

Acquisitions involve numerous risks, including the assumption of undisclosed or unindemnified liabilities, difficulties in the assimilation of the operations and the transfer of all necessary licenses and permits, technologies, services and products of the acquired companies and the diversion of management’s attention from other business concerns. In addition, prior acquisitions have resulted, and future acquisitions could result, in the incurrence of substantial additional indebtedness and other expenses.

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

The Company has substantial operations outside the U.S.  In the year ended December 31, 2017, the Company’s sales outside of the U.S. constituted approximately 42 percent of the Company’s net sales.  In addition to the risks described in this Annual Report on Form 10‑K that are common to both the Company’s U.S. and non-U.S. operations, the Company faces, and will continue to face, risks related to the Company’s foreign operations such as:

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
•

changes in foreign laws and tax rates or U.S. laws and tax rates (including as a result of the implementation of recent U.S. federal income tax reform) with respect to foreign income may unexpectedly increase the rate at which the Company’s income is taxed, impose new and additional taxes on remittances, repatriation or other payments by subsidiaries, or cause the loss of previously recorded tax benefits;

•	greater difficulty enforcing contracts and collecting accounts receivable;
•

enforceability and compliance with U.S. and foreign laws affecting operations outside of the U.S., including the Foreign Corrupt Practices Act (and foreign equivalents), export controls and regulations administered by the Office of Foreign Assets Control.

•

evolving laws and regulations over chemicals and chemical production and transportation (including, but not limited to, the June 2016 amendments to the U.S. Toxic Substances Control Act, the EU REACH regulation and changing laws related to operating permits and licenses) that could result in material costs relating to regulatory compliance, liabilities, litigation proceedings, or other impacts, such as restrictions or prohibitions on our products.

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

The Company is subject to taxation in and to the tax laws and regulations of multiple jurisdictions as a result of the international scope of its operations and corporate structure. The Company is also subject to intercompany pricing laws, including those relating to the flow of funds between its entities pursuant to, for example, purchase agreements, licensing agreements or other arrangements. Adverse developments in these laws or regulations (including pursuant to recent U.S. tax legislation, described below), or any change in position regarding the application, administration or interpretation of these laws or regulations in any applicable jurisdiction could have a material adverse effect on the Company’s business, financial position, results of operations and cash flows. In addition, the tax authorities in any applicable jurisdiction may disagree with the positions the Company has taken or intends to take regarding the tax treatment or characterization of any of the Company’s transactions, including the tax treatment or characterization of the Company’s indebtedness. If any applicable tax authorities were to successfully challenge the tax treatment or characterization of any of the Company’s transactions, it could result in the disallowance of deductions, the imposition of withholding taxes on internal deemed transfers or other consequences that could have a material adverse effect on the Company’s business, financial position, results of operations and cash flows.

Recent U.S. tax legislation may materially adversely affect our financial condition, results of operations and cash flows.

Recently enacted U.S. tax legislation has significantly changed the U.S. federal income taxation of U.S. corporations, including by reducing the U.S. corporate income tax rate,  adopting elements of a territorial tax system, imposing a one-time transition tax (Transition Tax) on all undistributed earnings and profits of certain U.S.-owned foreign corporations, introducing new anti-base erosion provisions, revising the rules governing net operating losses and the rules governing foreign tax credits, limiting interest deductions, permitting immediate expensing of certain capital expenditures, repealing the corporate alternative minimum tax, eliminating the domestic production activity deduction and repealing the deduction of certain performance-based compensation paid to an expanded group of executive officers. Many of these changes are effective immediately, without any transition periods or grandfathering for existing transactions. The legislation is unclear in many respects and could be subject to potential amendments and technical corrections, as well as interpretations and implementing regulations by the Treasury and Internal Revenue Service (“IRS”), any of which could lessen or increase certain adverse impacts of the legislation. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities.

Our analysis and interpretation of this legislation is preliminary and ongoing. Based on our current evaluation, we estimate that the Transition Tax will result in a material amount of additional U.S. tax liability, the total amount of which must be reflected as tax expense in 2017, when the tax legislation was enacted, despite the fact that the resulting tax may be paid over eight years. Such tax expense may be subject to adjustment in subsequent periods throughout 2018 in accordance with recent interpretive guidance issued by the SEC. Further, the changes to the deductibility of performance-based compensation may negatively impact our cash flows going forward. Finally, there may be other material adverse effects resulting from the legislation that we have not yet identified.

While some of the changes made by the tax legislation may adversely affect the Company in one or more reporting periods and prospectively, other changes may be beneficial on a going forward basis. We continue to work with our tax advisors to determine the full impact that the recent tax legislation as a whole will have on us.

The Company’s failure to comply with the anti-corruption laws of the United States and various international jurisdictions could negatively impact its reputation and results of operations.

Doing business on a worldwide basis requires the Company to comply with anti-corruption laws and regulations imposed by governments around the world with jurisdiction over our operations, which may include the U.S. Foreign Corrupt Practices Act (“FCPA”) and the U.K. Bribery Act 2010 (the “Bribery Act”), as well as the laws of the countries where the Company does business. These laws and regulations can apply to companies and individual directors, officers, employees and agents, and may restrict the Company’s operations, trade practices, investment decisions and partnering activities. Where they apply, the FCPA and the Bribery Act prohibit, among other things, the Company and its officers, directors, employees and business partners, including joint venture partners and agents acting on the Company’s behalf, from corruptly offering, promising, authorizing or providing anything of value to

“foreign officials” for the purposes of influencing official decisions or obtaining or retaining business or otherwise obtaining favorable treatment. The Bribery Act also prohibits non-governmental “commercial” bribery and accepting bribes. Part of the Company’s business may involve dealings with governments and state-owned business enterprises, the employees and representatives of which may be considered “foreign officials” for purposes of the FCPA and the Bribery Act. The Company is also subject to the jurisdiction of various governments and regulatory agencies around the world, which may bring Company personnel and agents into contact with “foreign officials” responsible for issuing or renewing permits, licenses, or approvals or for enforcing other governmental regulations. The Company’s global operations, including in countries with high levels of perceived corruption, expose it to the risk of violating, or being accused of violating, anti-corruption laws. Any failure on the part of the Company to successfully comply with these laws and regulations may expose the Company to reputational harm as well as significant sanctions, including criminal fines, imprisonment of its employees or representatives, civil penalties, disgorgement of profits, injunctions and debarment from government contracts, as well as other remedial measures. Investigations of alleged violations can be expensive and disruptive. Compliance with these laws can increase the cost of doing business globally.  The Company maintains policies and procedures designed to assist the Company and its subsidiaries in complying with applicable anti-corruption laws. However, there can be no guarantee that these policies and procedures will effectively prevent violations by Company employees or representatives for which the Company may be held responsible, and any such violation could adversely affect the Company’s reputation, business, financial position and results of operations.

The Company is subject to a variety of environmental, health and safety and product registration laws dealing with the production and sale of chemicals that could require us to incur additional costs or to reformulate or discontinue certain of our products.

The Company’s operations are regulated under a number of federal, state, local and foreign environmental, health and safety laws and regulations that govern, among other things, the production and marketing of chemical substances and discharge, use, handling, transport, storage and disposal of hazardous materials into the air, soil and water.  In the U.S., these laws and regulations include, but are not limited to, the Toxic Substances Control Act (TSCA), the Federal Insecticide, Fungicide and Rodenticide Act (FIFRA), the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act and state and local laws, such as California’s Safe Drinking Water and Toxic Enforcement Act of 1986 (Proposition 65).  Analogous laws outside the U.S. apply to us in many jurisdictions, including, among others, the European Union’s Registration, Evaluation, Authorization and Restriction of Chemical Substances Act (REACH) regulation and its Biocidal Products Regulation.  Compliance with these environmental laws and regulations is a major consideration for the Company, and to comply with some of these laws, we may need to alter our product lines, which could lead to a material adverse effect on our results of operations.  In addition, the transportation of certain raw materials is highly regulated and is subject to increased regulation or restrictions. These regulations may restrict or prohibit transport of these raw materials, resulting in these raw materials not being available to the Company in quantities desired by the Company or at costs attractive to the Company, which may restrict or substantially limit the Company’s manufacturing operations.

Under the REACH regulation, we must submit registrations for certain substances between now and June 1, 2018, and may need to update previously submitted registrations for other substances.  The costs associated with these registrations and updates could be substantial. Moreover, if a registration was, or in the future is, not submitted by any applicable deadline, our ability to sell those products may be negatively impacted until the registration process has been completed. In addition, we manufacture, process and/or use substances being evaluated under the REACH regulation’s Substances of Very High Concern (SVHC) program. Impacts under this program could include requirements to discontinue certain product lines and to reformulate others, which could materially alter our marketplace position or otherwise have a material financial effect on our revenues. Some of the laws and regulations applicable to us have changed in recent years to impose new obligations that could also force us to reformulate or discontinue certain of our products. For example, the European Union is now requiring a review of existing active biocide substances, and based on this review, the European Commission or an individual member state may decide not to authorize the product for continued sale. As another example, the June 2016 amendments to TSCA now mandate that the U.S. Environmental Protection Agency must designate “high priority” chemicals and perform a risk evaluation, which could result in a finding of “unreasonable risk” and a decision to promulgate new regulations to address such risk.

Compliance with environmental laws could restrict the Company’s ability to expand its facilities or require the Company to modify its facilities and processes or acquire additional costly pollution control equipment, incur other significant expenses, or expose the Company to greater liability associated with its production processes and products.  The Company has incurred and will continue to incur capital expenditures and operating costs in complying with these laws and regulations.  In addition,  our operations currently use, and have historically used, hazardous materials and generate, and have historically generated, quantities of hazardous waste.  We are subject to regulatory oversight and investigation, remediation, and monitoring obligations at certain current and former U.S. Superfund sites, as well as third-party disposal sites, under federal laws and their state and local analogues, including the Resource Conservation and Recovery Act (RCRA), the Clean Water Act, the Clean Air Act, and the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), as well as analogous foreign laws.  In the event that new contamination is discovered, the Company may become subject to obligations.  The costs and liabilities associated with these issues may be substantial and may materially impact the financial health of the Company.

The Company is also subject to numerous federal, state, local and foreign laws that regulate the manufacture, storage, distribution and labeling of many of the Company’s products, including some of the Company’s disinfecting, sanitizing and antimicrobial products.  Some of these laws require the Company to have operating permits for the Company’s production facilities, warehouse facilities and operations.  Various federal, state, local and foreign laws and regulations also require the Company to register the Company’s products and to comply with specified requirements with respect to those products.  Additionally, those requirements, and enforcement of those requirements, may become more stringent in the future. The ultimate cost of compliance with any such requirements could be material.

Although it is our policy to comply with such laws and regulations, it is possible that we have not been or may not be at all times in material compliance with all of those requirements. If the Company fails to comply with any of these laws and regulations, including permitting and licensing requirements, it may be liable for damages and the costs of remedial actions in excess of the Company’s recorded liabilities, and may also be subject to fines, injunctions or criminal sanctions or to revocation, non-renewal or modification of the Company’s operating permits and revocation of the Company’s product registrations.  Any such revocation, modification or non-renewal may require the Company to cease or limit the manufacture and sale of its products at one or more of the Company’s facilities, which may limit or prevent the Company’s ability to meet product demand or build new facilities and may have a material adverse effect on the Company’s business, financial position, results of operations and cash flows. Any such revocation, non-renewal or modification may also result in an event of default under the indenture for the Company’s notes or under the Company’s credit facilities, which, if not cured or waived, may result in the acceleration of all the Company’s indebtedness.

In addition to the costs of complying with environmental, health and safety requirements, the Company has incurred and may incur in the future costs defending against environmental litigation and/or investigations brought by government agencies and private parties, including administrative proceedings.  The Company is, and may be in the future, a defendant in lawsuits brought by parties alleging environmental damage, personal injury or property damage. A significant judgment or settlement, to the extent not covered by existing insurance policies, against the Company could have a material adverse effect on its business, financial position, results of operations and cash flows. Although the Company has insurance that may cover some of these potential losses, there is always uncertainty as to whether such insurance may be available to the Company based on case-specific factors and the specific provisions of the Company’s insurance policies.

The potential cost to the Company relating to environmental, health and safety and product registration matters is uncertain due to factors such as the complexity and evolving nature of laws and regulations relating to the environment, health and safety and product registration, including those outside of the U.S. Environmental and product registration laws may also become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with any violation, as well as restricting or prohibiting the sale of existing or new products, which may also negatively impact the Company’s operating results.  Without limiting the foregoing, these laws or regulations may restrict or prohibit the use of non-renewable or carbon-based substances, or impose fees or penalties for the use of these substances. Accordingly, the Company may become subject to additional liabilities and increased operating costs in the future under these laws and regulations. The impact of any such changes, which are unknown at this time, may have a material adverse effect on the Company’s business, financial position, results of operations and cash flows.

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

The Company has a significant amount of indebtedness and may incur additional indebtedness in the future.  As of December 31, 2017, the Company had $290.8 million of debt on its balance sheet.  U.S. debt included $289.0 million in unsecured promissory notes with maturities extending from 2018 until 2027.  In addition, on December 31, 2017 the Company was party to a $125 million credit facility.  On January 30, 2018, the Company entered into a $350 million five-year credit facility replacing the prior facility.

Certain of the Company’s foreign subsidiaries also maintain bank term loans and short-term bank lines of credit in their respective countries to meet working capital requirements as well as to fund capital expenditure programs and acquisitions.  As of December 31, 2017, the Company’s foreign subsidiaries’ aggregate outstanding debt totaled $ 1.8 million.

The Company’s current indebtedness and any additional indebtedness incurred in the future may materially and adversely affect its business, financial position, results of operations and cash flows.  For example, such indebtedness could:

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

The Company relies on IT systems in its operations, including production, supply chain, research and development, finance, human resource and regulatory functions. The Company’s ability to effectively manage its business depends on the security, reliability and adequacy of these systems.  IT system failures due to events including but not limited to network disruptions, programming errors, computer viruses and security breaches (e.g., cyber-attacks) could impact production activities, impede shipment of products, cause delays or cancellations of customer orders, or hamper the processing of transactions or reporting of financial results.  These or similar occurrences, whether accidental or intentional, could result in theft, unauthorized use or publication of our intellectual property and/or confidential business information, which could harm our reputation and competitive position, reduce the value of our investment in research and development and other strategic initiatives, result in a loss of business, as well as remedial and other costs, fines, investigations, enforcement actions or lawsuits or otherwise adversely affect our business.

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

The Company may be required to pay for losses or injuries purportedly caused by its products.  The Company faces an inherent exposure to various types of claims including general liability, product liability, product recall, toxic tort and environmental (“claims”), among others, if its products, or the end products that are manufactured with the Company’s products, result in property damage, injury or death.  In addition, because the Company conducts business in multiple jurisdictions, the Company also faces an inherent exposure to other general claims based on its operations in those jurisdictions and the laws of those jurisdictions, including but not limited to claims arising from its relationship with employees, distributors, agents and customers, and other parties with whom it has a business relationship, directly or indirectly.  Many of these claims may be made against the Company even if there is no evidence of a loss from that claim, and these claims may be made by individual persons, groups of persons, or groups of plaintiffs in a class action.  Defending these claims could result in significant legal expenses relating to defense costs and/or damage awards and diversion of management’s time and the Company’s resources.  Any claim brought against the Company could materially and adversely affect the Company’s business financial position, results of operations and cash flows.

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

	Name of Facility	Location	Site Size	Segment
1.	Millsdale	Millsdale (Joliet), Illinois	492 acres	Surfactants/Polymers
2.	Fieldsboro	Fieldsboro, New Jersey	45 acres	Surfactants
3.	Anaheim	Anaheim, California	8 acres	Surfactants
4.	Winder	Winder, Georgia	202 acres	Surfactants
5.	Maywood	Maywood, New Jersey	19 acres	Surfactants / Specialty Products
6.	Columbus	Columbus, Georgia	29.8 acres	Polymers
7.	Pasadena	Pasadena, Texas	50 acres	Surfactants
8.	Stepan France	Voreppe, France	20 acres	Surfactants
9.	Stepan Mexico	Matamoros, Mexico	13 acres	Surfactants
10.	Stepan Germany	Wesseling, Germany	12 acres	Surfactants/Polymers
11.	Stepan UK	Stalybridge, United Kingdom	11 acres	Surfactants
12.	Stepan Colombia	Manizales, Colombia	5 acres	Surfactants
13.	Stepan China	Nanjing, China (Nanjing Chemical Industrial Park)	13 acres (right of use arrangement)	Polymers
14.	Stepan Brazil	Vespasiano, Minas Gerais, Brazil	27 acres	Surfactants
15.	Tebras Tensoativos Do Brasil Ltda. and PBC Industria Quimica Ltda.	Salto, Sao Paulo, Brazil	7 acres	Surfactants
16.	Stepan Philippines	Bauan, Batangas, Philippines	9 acres (leased)	Surfactants
17.	Stepan Poland	Brzeg Dolny, Poland	4 acres (perpetual use right)	Polymers
18.	Stepan Asia	Jurong Island, Singapore	8 acres (leased)	Surfactants
19.	Company Headquarters and Central Research Laboratories	Northfield, Illinois	8 acres	N/A
20.	Company Corporate Supply Chain, Human Resources, Legal and Finance Functions	Northbrook, Illinois	3.25 acres	N/A

Item 3. Legal Proceedings

There are a variety of legal proceedings pending or threatened against the Company that occur in the normal course of the Company’s business, the majority of which relate to environmental matters.  Some of these proceedings may result in fines, penalties, judgments or costs being assessed against the Company at some future time.  The Company’s operations are subject to extensive local, state and federal regulations, including the U.S. Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) and the Superfund amendments of 1986 (Superfund) as well as comparable regulations applicable to the Company’s foreign locations.  Over the years, the Company has received requests for information relative to or has been named by government authorities as a potentially responsible party (PRP) at a number of sites where cleanup costs have been or may be incurred under CERCLA and similar state statutes.  In addition, damages are being claimed against the Company in general liability actions for alleged personal injury or property damage in the case of some disposal and plant sites.  The Company believes that it has made adequate provisions for the costs it may incur with respect to these sites.  For most of these sites, the involvement of the Company is expected to be minimal.  Material legal proceedings are described below:

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

Wilmington Site

The Company is currently contractually obligated to contribute to the response costs associated with the Company’s formerly-owned site in Wilmington, Massachusetts.  Remediation at this site is being managed by its current owner, to whom the Company sold the property in 1980.  Under the agreement, once total site remediation costs exceed certain levels, the Company is obligated to contribute up to five percent of future response costs associated with this site with no limitation on the ultimate amount of contributions. The Company had paid the current owner $2.5 million for the Company’s portion of environmental response costs through December 31, 2017.  The Company has recorded a liability for its portion of the estimated remediation costs for the site.  Depending on the ultimate cost of the remediation at this site, the amount for which the Company is liable could differ from the current estimates.

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

Federal Insecticide, Fungicide and Rodenticide Act

On March 22, 2017, the Company received a prefiling notice from USEPA for alleged violations of the Federal Insecticide, Fungicide, and Rodenticide Act (FIFRA) associated with three of the Company’s biocide products sold by a licensed distributor.  On January 9, 2018, USEPA issued a Consent Agreement and Final Order (CAFO) to the Company for the alleged FIFRA violations.  The CAFO assessed a civil penalty of $131,440, which the Company paid on January 16, 2018.

Other Matters

The Company has been named as a de minimis PRP at other sites, and as such the Company believes that a resolution of its liabilities will not have a material impact on the financial position, results of operations or cash flows of the Company.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)

The Company’s common stock is listed and traded on the New York Stock Exchange.  As of the close of trading on January 31, 2018, the market price for the Company’s common stock was $78.42. See the table below for New York Stock Exchange quarterly market price information.

Quarterly Stock Data
	Stock Price Range
	2017		2016
Quarter	High	Low	High	Low
First	$82.93	$68.51	$56.50	$41.42
Second	$90.66	$75.38	$63.32	$54.00
Third	$92.97	$75.36	$73.90	$56.89
Fourth	$89.18	$77.79	$87.00	$67.85
Year	$92.97	$68.51	$87.00	$41.42

On February 19, 2013, the Company’s Board of Directors authorized the Company to repurchase up to 1,000,000 shares of its outstanding common stock.  During 2017, 57,963 shares of Company common stock were purchased in the open market and 18,827 shares of Company common stock were purchased from the Company’s retirement plans.  These shares were recorded as treasury stock in the Company’s balance sheet.  At December 31, 2017, 641,139 shares remained available for repurchase under the February 19, 2013, authorization. The timing and amount of the repurchases are determined by the Company’s management based on its evaluation of market conditions and share price. Shares will be repurchased with cash in open market or private transactions in accordance with applicable securities and stock exchange rules.

(b)	On January 31, 2018, there were 1,674 holders of record of the Company’s common stock.
(c)	Below is a summary by month of shares purchases by the Company during the fourth quarter of 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

October	349 (a)	$87.50	—	—

November	18,827 (b)	$79.67	—	—

December	—	—	—	—

Total	19,176	$79.81	—	—

(a)	Represents shares tendered by employees to settle statutory withholding taxes related to the distribution of restricted stock awards.
(b)	Represents purchase of shares from the Company’s retirement plans.

(d)	See the table below for quarterly dividend information.

Dividends Declared Per Common Share

Quarter	2017	2016
First	$0.21	$0.19
Second	$0.21	$0.19
Third	$0.21	$0.19
Fourth	$0.23	$0.21
Year	$0.86	$0.78

The Company has increased its dividends for 50 consecutive years.

The Company has material debt agreements that restrict the payment of dividends. See the Liquidity and Financial Condition section of Part II, Item 7, Management’s Discussion and Analysis, for a description of the restrictions. See also Note 6, Debt, of the consolidated financial statements (Item 8 of this Form 10-K) for the amount of retained earnings available for dividend distribution at December 31, 2017.

(e)	Stock Performance Graph

The following stock performance graph compares the yearly change since December 31, 2012, in cumulative return on the common stock of the Company on a dividend reinvested basis to the Dow Jones Chemical Industry Index and the Russell 2000 Index. The Dow Jones Chemical Industry Index is a market-capitalization weighted grouping of 35 chemical companies, including major manufacturers of both basic and specialty products. The Company is not included in the Dow Jones Chemical Industry Index. The Russell 2000 Index is a market-capitalization weighted grouping of 2,000 small to medium sized companies in a broad range of industries. The Company has been included in the Russell 2000 Index since 1992. The graph assumes $100 was invested on December 31, 2012, and shows the cumulative total return as of each December 31 thereafter.

Item 6. Selected Financial Data

(In thousands, except per share data)

For the Year	2017	2016	2015	2014	2013
Net Sales	$1,925,007	$1,766,166	$1,776,167	$1,927,213	$1,880,786
Operating Income	146,160	126,193	122,790	90,694	109,153
Percent of Net Sales	7.6%	7.1%	6.9%	4.7%	5.8%
Income Before Provision for Income Taxes	139,237	113,816	102,856	75,535	95,630
Percent of Net Sales	7.2%	6.4%	5.8%	3.9%	5.1%
Provision for Income Taxes	47,690	27,618	26,819	18,454	23,293
Net Income Attributable to Stepan Company	91,578	86,191	75,968	57,101	72,828
Per Diluted Share	3.92	3.73	3.32	2.49	3.18
Percent of Net Sales	4.8%	4.9%	4.3%	3.0%	3.9%
Percent to Total Stepan Company Stockholders’ Equity (a)	13.3%	14.5%	13.9%	10.5%	14.1%
Cash Dividends Paid	18,907	17,329	16,300	15,387	14,474
Per Common Share	0.8600	0.7800	0.7300	0.6900	0.6500
Depreciation and Amortization	79,022	74,967	66,985	63,804	56,400
Capital Expenditures	78,613	103,076	119,349	101,819	92,865
Weighted-average Common Shares Outstanding (Diluted)	23,377	23,094	22,858	22,917	22,924
As of Year End
Working Capital	$468,483	$388,276	$376,329	$326,043	$339,557
Current Ratio	2.5	2.3	2.5	2.3	2.3
Property, Plant and Equipment, Net	598,443	582,714	555,463	524,195	494,042
Total Assets	1,470,861	1,353,890	1,239,661	1,162,014	1,167,202
Long-term Debt Obligations, Less Current Maturities	268,299	288,859	313,817	246,897	235,246
Total Stepan Company Stockholders’ Equity	740,096	634,604	556,984	535,546	552,286
(a)	Based on average equity.

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

Overview

The Company produces and sells intermediate chemicals that are used in a wide variety of applications worldwide. The overall business comprises three reportable segments:

•

Surfactants – Surfactants, which accounted for 68 percent of Company consolidated net sales in 2017, are principal ingredients in consumer and industrial cleaning products such as detergents for washing clothes, dishes, carpets, floors and walls, as well as shampoos and body washes. Other applications include fabric softeners, germicidal quaternary compounds, lubricating ingredients, emulsifiers for spreading agricultural products and industrial applications such as latex systems, plastics and composites. Surfactants are manufactured at five North American sites, three European sites (United Kingdom, France and Germany), four Latin American sites (Mexico, Colombia and two sites in Brazil) and two Asian sites (Philippines and Singapore). In 2016, the Company shut down its production facility in Canada, moving the production of goods previously manufactured in Canada to other Company North American production sites. Manufacturing operations at that facility ceased in the fourth quarter of 2016 but decommissioning activities continued throughout 2017. In October 2016, the Company’s subsidiary in Brazil acquired the commercial business of Tebras Tensoativos do Brasil Ltda. (Tebras) and the sulfonation production facility of PBC Industria Quimica Ltda. (PBC).  In late 2016, a major customer of the Company’s Bahia, Brazil, plant exited the product line for which the Company was supplying them product.  As a result, asset impairments were required in 2016 (see Note 22 to the consolidated financial statements for additional information).

•

Polymers – Polymers, which accounted for 28 percent of consolidated net sales in 2017, include polyurethane polyols, polyester resins and phthalic anhydride.  Polyurethane polyols are used in the manufacture of rigid foam for thermal insulation in the construction industry and are also a base raw material for coatings, adhesives, sealants and elastomers (collectively, CASE products). Powdered polyester resins are used in coating applications.  CASE and polyester resins are collectively referred to as specialty polyols. Phthalic anhydride is used in unsaturated polyester resins, alkyd resins and plasticizers for applications in construction materials and components of automotive, boating and other consumer products. In addition, the Company uses phthalic anhydride internally in the production of polyols.  In the United States, polyurethane polyols and phthalic anhydride are manufactured at the Company’s Millsdale, Illinois, site and specialty polyols are manufactured at the Company’s Columbus, Georgia, site. In Europe, polyurethane polyols are manufactured by the Company’s subsidiary in Germany, and specialty polyols are manufactured by the Company’s Poland subsidiary. In China, polyurethane polyols and specialty polyols are manufactured at the Company’s Nanjing, China, manufacturing plant.

•

Specialty Products – Specialty Products, which accounted for four percent of consolidated net sales in 2017, include flavors, emulsifiers and solubilizers used in food, flavoring, nutritional supplement and pharmaceutical applications. Specialty products are primarily manufactured at the Company’s Maywood, New Jersey, site and, in some instances, at outside contractors.

2017 Acquisition Agreement

On June 13, 2017, the Company announced that it had reached an agreement with BASF Mexicana, S.A. DE C.V. (BASF) to acquire BASF’s production facility in Ecatepec, Mexico, and a portion of its related surfactants business.  The facility, which is near Mexico City, has over 50,000 metric tons of capacity, 124,000 square feet of warehouse space, a laboratory and office space.  The acquisition is currently expected to be completed in 2018, subject to normal closing conditions, including necessary governmental consents.  The acquisition supports the Company’s growth strategy in Latin America.  The Company believes this acquisition should enhance its market position and supply capabilities for surfactants in Mexico and positions the Company to grow in both the consumer and functional surfactants markets.

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

	Income (Expense) For the Year Ended December 31
(In millions)	2017	2016	Change
Deferred Compensation (Operating expenses)	$(4.8)	$(16.8)	$12.0	(1)
Investment Income (Other, net)	0.9	0.6	0.3
Realized/Unrealized Gains (Losses) on Investments (Other, net)	4.0	0.1	3.9
Pretax Income Effect	$0.1	$(16.1)	$16.2

	Income (Expense) For the Year Ended December 31
(In millions)	2016	2015	Change
Deferred Compensation (Operating expenses)	$(16.8)	$(6.5)	$(10.3)	(1)
Investment Income (Other, net)	0.6	0.8	(0.2)
Realized/Unrealized Gains on Investments (Other, net)	0.1	0.1	—
Pretax Income Effect	$(16.1)	$(5.6)	$(10.5)

(1)	See the applicable Corporate Expenses section of this MD&A for details regarding the period-to-period changes in deferred compensation.

Below are the year-end Company common stock market prices used in the computation of deferred compensation income and expense:

	December 31
	2017	2016	2015	2014
Company Stock Price	$78.97	$81.48	$49.69	$40.08

Effects of Foreign Currency Translation

The Company’s foreign subsidiaries transact business and report financial results in their respective local currencies. As a result, foreign subsidiary income statements are translated into U.S. dollars at average foreign exchange rates appropriate for the reporting period. Because foreign exchange rates fluctuate against the U.S. dollar over time, foreign currency translation affects year-over-year comparisons of financial statement items (i.e., because foreign exchange rates fluctuate, similar year-to-year local currency results for a foreign subsidiary may translate into different U.S. dollar results). The following tables present the effects that foreign currency translation had on the year-over-year changes in consolidated net sales and various income line items for 2017 compared to 2016 and 2016 compared to 2015:

	For the Year Ended December 31		Increase	Increase Due to Foreign Currency
(In millions)	2017	2016	(Decrease)	Translation
Net Sales	$1,925.0	$1,766.2	$158.8	$9.9
Gross Profit	338.3	338.5	(0.2)	2.6
Operating Income	146.2	126.2	20.0	1.7
Pretax Income	139.2	113.8	25.4	1.6

	For the Year Ended			(Decrease) Due
	December 31		Increase	to Foreign Currency
(In millions)	2016	2015	(Decrease)	Translation
Net Sales	$1,766.2	$1,776.2	(10.0)	$(42.9)
Gross Profit	338.5	308.2	30.3	(5.9)
Operating Income	126.2	122.8	3.4	(3.7)
Pretax Income	113.8	102.9	10.9	(3.6)

Results of Operations

2017 Compared with 2016

Summary

Net income attributable to the Company for 2017 increased six percent to $91.6 million, or $3.92 per diluted share, from $86.2 million, or $3.73 per diluted share, for 2016. Adjusted net income increased 11 percent to $108.7 million, or $4.65 per diluted share, from $98.2 million, or $4.25 per diluted share in 2016 (see the “Reconciliations of Non-GAAP Adjusted Net Income and Diluted Earnings per Share” section of this MD&A for reconciliations between reported net income attributable to the Company and reported earnings per diluted share and non-GAAP adjusted net income and adjusted earnings per diluted share). Below is a summary discussion of the major factors leading to the year-over-year changes in net sales, profits and expenses.  A detailed discussion of segment operating performance for 2017 compared to 2016 follows the summary.

Consolidated net sales increased $158.9 million, or nine percent, between years. Higher average selling prices favorably affected the year-over-year net sales change by $174.5 million.  The increase in average selling prices was mostly attributable to the pass through of higher raw material costs within the Surfactants and Polymers segments.  Consolidated sales volume declined one percent, which had a $25.5 million unfavorable impact on the year-over-year change in net sales.  Sales volume decreased two percent and seven percent for the Surfactants and Specialty Products segments, respectively.  Sales volume was flat year-over-year for the Polymers segment.   Foreign currency translation positively affected the year-over-year net sales change by $9.9 million. The favorable foreign currency translation effect reflected a weaker U.S. dollar against the majority of currencies for countries where the Company has foreign operations.  Unit margins improved for Surfactants and declined for Polymers and Specialty Products.

Operating income improved $20.0 million, or 16 percent, between years.  Most of this improvement was related to lower 2017 deferred compensation expense and lower business restructuring and asset impairment charges, which declined by $11.9 million and $4.0 million, respectively. Operating income improved for the Surfactant segment and declined for the Polymers and Specialty Products segments. The Surfactant segment operating income increased 20 percent largely due to the non-recurrence of two customer claims incurred in the prior year ($7.4 million), a favorable resolution of one of the prior year claims in 2017 ($4.7 million), improved product mix, higher unit margins, savings from the prior year Canadian plant shutdown and the full year accretive impact of the October 2016 Tebras and PBC acquisitions in Brazil.  The Polymers segment operating income declined 14 percent primarily due to lower sales volume and unit margins in North America.  Foreign currency translation had a favorable $1.7 million effect on year-over-year consolidated operating income.

Operating expenses (including deferred compensation expense and business restructuring and asset impairment expenses) decreased $20.2 million, or 10 percent, between years. Changes in the individual income statement line items that comprise the Company’s operating expenses were as follows:

•

Selling expenses decreased $2.9 million, or five percent, year over year largely due to lower U.S. fringe benefit expenses ($2.4 million).  The lower fringe benefits were primarily due to lower incentive-based compensation expense (stock-based compensation and bonuses).  Higher expenses associated with Tebras and PBC, acquired in October 2016, partially offset the consolidated decrease in selling expenses.

•

Administrative expenses increased $0.9 million, or one percent, year over year. The increase was primarily due to higher legal and consulting expenses, partially offset by lower U.S. fringe benefit expenses resulting from lower incentive-based compensation expense.

•

Research, development and technical service (R&D) expenses decreased $2.2 million, or four percent, year over year primarily due to lower U.S. fringe benefit expenses resulting from lower incentive-based compensation expense.

•

Deferred compensation plan expense was $11.9 million lower in 2017 than in 2016 primarily due to a $2.51 per share decrease in the market price of Company common stock in 2017 versus a $31.79 per share increase in 2016.  See the “Overview” and “Corporate Expenses” sections of this MD&A for further details.

•

Business restructuring and asset impairment charges totaled $3.1 million in 2017 versus $7.1 million in 2016.  Current year restructuring charges are primarily comprised of decommissioning costs related to the Company’s Canadian plant closure ($2.0 million) and severance costs related to a partial restructuring of the Company’s production facility in Fieldsboro, New Jersey ($0.9 million). The prior year restructuring expenses primarily related to the closure of the Company’s surfactant plant in Canada ($2.8 million) and asset impairment charges of $4.3 million. See Note 22 to the consolidated financial statements for additional information. The business restructuring and asset impairment charges were excluded from the determination of segment operating income.

Net interest expense for 2017 declined $1.8 million, or 13 percent, from net interest expense for 2016. The decline in interest expense was principally attributable to higher interest income earned on excess cash and lower average debt levels due to scheduled repayments.

Other, net was income of $4.5 million for 2017 versus $0.8 million of income in 2016.   Most of this increase was attributable to investment income (including realized and unrealized gains and losses) from the Company’s deferred compensation and supplemental defined contribution mutual fund assets.  Investment income (including realized and unrealized gains and losses) was $5.1 million in 2017 versus $0.8 million in 2016, an increase of $4.4 million year-over-year.  Partially offsetting this increase was foreign exchange activity which resulted in a $0.6 million loss in 2017 versus an insignificant loss in 2016.

The effective tax rate was 34.3 percent in 2017 compared to 24.3 percent in 2016.  The increase was primarily attributable to the enactment of the U.S. Tax Cuts and Jobs Act (“Tax Act”) which resulted in a net tax cost of $14.9 million.  This net expense consists of a net benefit attributable to the U.S. federal corporate income tax rate reduction of $4.5 million and a net expense attributable to the Transition Tax of $19.4 million.  The increase in the effective tax rate attributable to the Tax Act was partially offset by the following favorable nonrecurring items: 1) a foreign tax credit benefit from the repatriation of foreign earnings, and 2) a tax benefit from a change in accounting method related to tax depreciation.  See Note 9 to the consolidated financial statements for a reconciliation of the statutory U.S. federal income tax rate to the effective tax rate.

Segment Results

(In thousands)	For the Year Ended
Net Sales	December 31, 2017	December 31, 2016	Increase (Decrease)	Percent Change
Surfactants	$1,297,555	$1,181,563	$115,992	10
Polymers	546,634	498,826	47,808	10
Specialty Products	80,818	85,777	(4,959)	-6
Total Net Sales	$1,925,007	$1,766,166	$158,841	9

(In thousands)	For the Year Ended
Operating Income	December 31, 2017	December 31, 2016	Increase (Decrease)	Percent Change
Surfactants	$119,990	$99,796	$20,194	20
Polymers	82,801	96,788	(13,987)	-14
Specialty Products	9,952	10,698	(746)	-7
Segment Operating Income	$212,743	$207,282	$5,461	3
Corporate Expenses, Excluding Deferred Compensation and Restructuring	58,657	57,220	1,437	3
Deferred Compensation Expense	4,857	16,805	(11,948)	-71
Business Restructuring and Asset Impairments	3,069	7,064	(3,995)	-57
Total Operating Income	$146,160	$126,193	$19,967	16

Surfactants

Surfactants 2017 net sales increased $116.0 million, or 10 percent, from net sales reported in 2016.  Higher selling prices and the favorable effects of foreign currency translation accounted for $139.7 million and $1.8 million, respectively, of the year-over-year increase in net sales.  The increase in selling prices mostly reflected the pass through to customers of higher costs for certain raw materials and more favorable sales mix.  The favorable sales mix was primarily attributable to higher sales of products used in household, industrial and institutional (HI&I), agricultural and oilfield applications.  Sales volume decreased two percent between years, which had a $25.5 million negative effect on year-over-year net sales. All regions, except Latin America, experienced sales volume declines. The majority of the sales volume decline was attributable to lower commodity surfactant demand.  The Latin America sales volume increase was principally due to the full year impact of the region’s October 2016 acquisitions of Tebras and PBC. A year-over-year comparison of net sales by region follows:

	For the Year Ended
(In thousands)	December 31, 2017	December 31, 2016	Increase	Percent Change
North America	$763,044	$724,619	$38,425	5
Europe	275,121	237,489	37,632	16
Latin America	190,802	151,229	39,573	26
Asia	68,588	68,226	362	1
Total Surfactants Segment	$1,297,555	$1,181,563	$115,992	10

Net sales for North American operations increased five percent between years.  Higher selling prices and the favorable effect of foreign currency translation positively affected the year-over-year change in net sales by $58.8 million and $0.6 million, respectively.  A three percent decline in sales volume offset the impacts of selling prices and currency translations by $21.0 million.  Selling prices increased eight percent year-over-year mainly due to the pass through of certain increased raw material costs to customers and to a more favorable mix of sales.  The three percent decline in sales volume reflected decreased sales of commodity products used in laundry and cleaning and personal care applications partially offset by increased sales of products used in HI&I, agricultural and oilfield applications. The foreign currency impact reflected a weaker U.S. dollar relative to the Canadian dollar.

Net sales for European operations increased 16 percent from 2016 to 2017.  Most of this increase was attributable to higher selling prices which favorably affected the year-over-year change in net sales by $44.4 million.  The increase in selling prices primarily resulted from the pass through of higher costs for certain raw materials.  A three percent decline in sales volume and the unfavorable effect of foreign currency translation negatively affected the year-over-year change in net sales by $6.0 million and $0.8 million, respectively.  The decline in sales volume was largely attributable to lower demand for personal care commodity anionics and reduced sales volumes of general surfactants sold through our distribution partners, partially offset by higher demand for agricultural chemicals.  A weaker British pound sterling, partially offset by a stronger Euro, relative to the U.S. dollar, accounted for the foreign currency effect.  Net sales in 2016 were negatively impacted by $7.4 million of expense from two customer claims (see Note 23 to the consolidated financial statements for further information) whereas net sales in 2017 were positively impacted by $4.7 million related to a favorable resolution of one of the prior year claims.

Net sales for Latin American operations increased 26 percent due to higher selling prices, a seven percent increase in sales volume and the favorable impact of foreign currency translation, which accounted for $23.2 million, $10.8 million and $5.6 million, respectively, of the year-over-year increase in net sales.  Selling prices increased 14 percent due to the pass through to customers of higher raw material costs and a more favorable mix of sales.  The improved sales volume reflected new business associated with the October 2016 acquisition of Tebras and PBC and higher demand for agricultural chemicals, partially offset by lower demand and lost commodity business for products used in laundry and cleaning applications.  The year-over-year strengthening of the Brazilian real and the Colombian peso against the U.S. dollar generated the favorable foreign currency effect.  Net sales in 2016 included $4.3 million of compensation for future lost revenue related to a negotiated settlement with a major customer under contract with the region’s Bahia, Brazil, plant that exited the product line for which the Company supplied them product (see Note 22 to the consolidated financial statements for further information).

Net sales for Asian operations increased one percent primarily due to a 23 percent increase in average selling prices.  Higher average selling prices, primarily resulting from the pass through of certain increased raw material costs, favorably impacted net sales by $13.3 million.  Lower sales volume and the effect of foreign currency translation negatively affected the year-over-year change in net sales by $9.2 million and $3.7 million, respectively. The 14 percent sales volume decline was primarily due to weaker demand for commodity laundry and cleaning products.  A weaker Philippine peso relative to the U.S. dollar caused the negative foreign currency translation adjustment.

Surfactant operating income for 2017 increased $20.2 million, or 20 percent, from operating income reported in 2016.  The operating income increase was due to higher 2017 gross profit of $16.4 million and lower operating expenses of $3.8 million.  The eight percent increase in gross profit was largely due to the non-recurrence of the aforementioned European customer claims incurred in 2016, a favorable resolution of one of the customer claims in 2017 and more favorable sales mix resulting from higher sales of products used in HI&I, agricultural and oilfield applications.  Gross profit for 2016 was also negatively affected by accelerated depreciation ($4.5 million) related to the Canadian plant shutdown whereas gross profit for 2017 was negatively impacted by accelerated depreciation ($1.3 million) related to the Fieldsboro, New Jersey plant restructuring.  Lower manufacturing costs resulting from the prior year plant closures in Canada and Brazil also benefited 2017 gross profit.  The effects of foreign currency translation had a favorable $1.2 million impact on the year-over-year gross profit change. Operating expenses decreased $3.8 million, or four percent. Year-over-year comparisons of gross profit by region and total segment operating expenses and operating income follow:

	For the Year Ended
(In thousands)	December 31, 2017	December 31, 2016(a)	Increase (Decrease)	Percent Change
Gross Profit and Operating Income
North America	$132,568	$124,072	$8,496	7
Europe	31,706	23,246	8,460	36
Latin America	28,929	28,508	421	1
Asia	19,387	20,397	(1,010)	-5
Surfactants Segment Gross Profit	$212,590	$196,223	$16,367	8
Operating Expenses	92,600	96,427	(3,827)	-4
Operating Income	$119,990	$99,796	$20,194	20
(a)

In 2017, the Company changed its internal financial statement classification for certain transportation costs, transferring such costs from operating expenses to cost of sales. In this segment discussion, the 2016 North America gross profit and total operating expenses have been changed from the amounts presented in 2016 to make such amounts consistent with the current year classification.  Surfactant segment operating income remained unchanged.

Gross profit for North American operations increased seven percent principally due to improved product mix.  The improved product mix primarily reflects decreased sales of commodity products used in laundry and cleaning and personal care applications partially offset by increased sales of products used in HI&I, agricultural and oilfield applications.  The current year also benefited from lower manufacturing costs resulting from the closure of the Company’s Canada manufacturing operations in the fourth quarter of 2016.  The Company incurred $4.5 million of accelerated depreciation associated with the Canadian plant closure in 2016 versus $1.3 million of accelerated depreciation associated with the restructuring of the Fieldsboro, New Jersey plant in 2017.

Gross profit for European operations increased 36 percent between years largely due to the aforementioned non-recurring $7.4 million customer claims incurred in 2016 and a favorable customer claim resolution in 2017 of $4.7 million.  Gross profit also improved due to more favorable product mix principally resulting from higher demand for agricultural chemicals. Prior year manufacturing costs also included approximately $0.6 million of expenses associated with the planned 30-day mandatory inspection shutdown of the Company’s plant in Germany.  There was no such inspection in 2017.  Foreign currency translation positively affected the change in gross profit by $0.8 million.

Gross profit for Latin American operations improved one percent mainly due to a more profitable mix of sales, the full year contribution of the October 2016 Tebras and PBC acquisitions and lower manufacturing costs resulting from the prior year Bahia, Brazil plant closure.  Gross profit in 2016 included $4.3 million of income resulting from a negotiated customer contract termination settlement related to the Bahia, Brazil plant closure.  Foreign currency translation positively impacted the change in gross profit by $1.0 million.

Asia gross profit decreased five percent largely due to the 14 percent decrease in sales volume mostly related to the Company’s Philippine operations. Foreign currency translation, mostly related to a weaker Philippine peso relative to the U.S. dollar, negatively impacted the change in gross profit by $0.7 million.

Operating expenses for the Surfactants segment decreased $3.8 million, or four percent, year-over-year. Most of this decrease was attributable to lower North American expenses.  North American expenses were down primarily due to lower U.S. incentive-based compensation, primarily related to stock-based compensation and bonuses. The North American decrease was partially offset by higher Latin American expenses resulting from the full year impact of the October 2016 Tebras and PBC acquisitions.

Polymers

Polymer net sales for 2017 increased $47.8 million, or 10 percent, over net sales for 2016.  Higher selling prices, resulting from the pass through of increased costs for certain raw materials, and the positive effect of foreign currency translation favorably affected the year-over-year net sales change by $40.9 million and $7.9 million, respectively. Sales volume, essentially flat between years, had a $1.0 million unfavorable effect on the year-over-year net sales change. A decline in North American sales volume was offset by sales volume improvement in Europe and Asia. The foreign currency translation effect reflected a weaker U.S. dollar relative to the Polish zloty.  A year-over-year comparison of net sales by region follows:

	For the Year Ended
(In thousands)	December 31, 2017	December 31, 2016	Increase	Percent Change
North America	$329,629	$319,769	$9,860	3
Europe	188,244	153,986	34,258	22
Asia and Other	28,761	25,071	3,690	15
Total Polymers Segment	$546,634	$498,826	$47,808	10

Net sales for North American operations increased three percent due to higher selling prices, partially offset by lower sales volumes.  Selling prices increased five percent, which had a $15.4 million positive effect on the year-over-year change in net sales.  The pass through of certain higher raw material costs to customers led to increased selling prices.  Sales volume declined two percent which unfavorably impacted the net sales change by $5.5 million.   Sales volume of polyols used in rigid foam applications declined two percent mainly due to lost share from one major customer.  Phthalic anhydride sales volume declined seven percent.  Sales volume of specialty polyols increased eight percent due to greater demand for product used in CASE applications and powdered resins.

Net sales for European operations increased 22 percent due to higher selling prices, the favorable effect of foreign currency translation and a three percent increase in sales volumes, which accounted for $22.4 million, $7.9 million and $4.0 million, respectively, of the year-over-year net sales increase. Selling prices increased 14 percent primarily due to the pass through to customers of cost increases for certain raw materials.   The sales volume improvement was primarily attributable to increased sales of specialty polyols, which reflected the Company’s successful efforts to utilize the production capacity of its new reactor in Poland.  Sales volume also grew slightly due to increased demand for polyols used in rigid foam insulation and insulated metal panels.

Net sales for Asia and Other operations increased 15 percent between years due to higher selling prices, a two percent increase in sales volume and the favorable effect of foreign currency, which accounted for $3.1 million, $0.5 million and $0.1 million, respectively, of the year-over-year net sales increase.

Polymer operating income for 2017 declined $14.0 million, or 14 percent, compared to operating income for 2016. Gross profit decreased $14.8 million, or 12 percent, primarily due to reduced margins and lower sales volumes in North American operations.  European operations reported a 14 percent gross profit improvement due to sales volume growth and lower manufacturing costs.  Operating expenses declined $0.9 million, or three percent, versus prior year.  Year-over-year comparisons of gross profit by region and total segment operating expenses and operating income follow:

	For the Year Ended
(In thousands)	December 31, 2017	December 31, 2016(a)	Increase (Decrease)	Percent Change
Gross Profit and Operating Income
North America	$79,576	$96,548	$(16,972)	-18
Europe	31,451	27,702	3,749	14
Asia and Other	114	1,737	(1,623)	-93
Polymers Segment Gross Profit	$111,141	$125,987	$(14,846)	-12
Operating Expenses	28,340	29,199	(859)	-3
Operating Income	$82,801	$96,788	$(13,987)	-14
(a)

In 2017, the Company changed its internal financial statement classification for certain transportation costs, transferring such costs from operating expenses to cost of sales.  In this segment discussion, the 2016 North America gross profit and total operating expenses have been changed from the amounts presented in 2016 to make such amounts consistent with the current year classification.  Polymer segment operating income remained unchanged.

Gross profit for North American operations declined 18 percent year over year primarily due to reduced margins and a two percent decline in sales volume.  The decline in margins reflected the effect of higher raw material costs that, due to competitive reasons, could not entirely be passed on to customers.

Gross profit for European operations increased 14 percent primarily due to a three percent increase in sales volume and lower unit manufacturing costs.  The 2016 results were negatively affected by higher plant expenses that resulted from the planned 30-day mandatory inspection shutdown of manufacturing operations in Germany during the third quarter of 2016. As a result of the shutdown, 2016 plant expenses included $2.4 million of inspection and storage expenses not incurred in 2017. The favorable effects of foreign currency translation positively impacted the year-over-year change in gross profit by $1.2 million.

Gross profit for Asia and Other operations declined 93 percent despite a two percent increase in sales volume. Most of the decline was attributable to higher overhead costs incurred in 2017.  Overhead costs were lower in 2016 as the Nanjing plant benefited from higher throughput to supply material to the Company’s European market to compensate for the mandatory shutdown at the German plant.  The intercompany production reduced site overhead in 2016.

Operating expenses for the Polymers segment decreased $0.9 million, or three percent, year over year largely due to lower U.S. incentive-based compensation expense.

Specialty Products

Net sales for 2017 declined $5.0 million, or six percent, compared to net sales for 2016. A seven percent decrease in sales volume accounted for most of the net sales decline. Most of the sales volume decrease was attributable to lower demand for food ingredient applications and nutritional supplemental products. Operating income decreased $0.7 million year over year primarily due to the lower sales volume partially offset by more favorable product mix.

Corporate Expenses

Corporate expenses, which are comprised of deferred compensation and other operating expenses that are not allocated to the reportable segments, declined $14.5 million year-over-year to $66.6 million in 2017 from $81.1 million in 2016. The decline in corporate expense was primarily attributable to lower deferred compensation expense ($11.9 million), U.S. incentive-based compensation ($2.4 million) and the previously discussed restructuring and impairment charges ($4.0 million).  These decreases were partially offset by higher legal and consulting related expenses ($3.6 million) in 2017.

Deferred compensation was $4.9 million of expense for 2017 compared to $16.8 million of expense for 2016. The lower expense primarily resulted from a $2.51 per share decrease in the value of Company common stock over the twelve months ended December 31, 2017, compared to a $31.79 per share increase for the same period of 2016. The following table presents the year-end Company common stock market prices used in the computation of deferred compensation expense:

	December 31
	2017	2016	2015	2014
Company Stock Price	$78.97	$81.48	$49.69	$40.08

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

Operating income for 2016 improved $3.4 million, or three percent, over operating income for 2015 despite 2016 restructuring and asset impairment charges of $7.1 million and increased deferred compensation expense of $10.3 million. Operating income improved for Polymers and Specialty Products. Surfactant segment operating income declined four percent largely due to the settlement of two customer claims and accelerated depreciation related to the cessation of manufacturing operations at the Company’s Canadian plant. 2015 operating income included a $2.9 million gain on the sale of the Company’s specialty polyurethane systems product line. Foreign currency translation had an unfavorable $3.7 million effect on the year-over-year consolidated operating income change.

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

The effective tax rate was 24.3 percent in 2016 compared to 26.1 percent in 2015. The decrease was attributable to the following items: 1) a tax benefit derived from the early adoption of Accounting Standards Update No. 2016-9, Compensation – Stock Compensation (Topic 718): Improvement to Employee Share-Based Payment Accounting; 2) an unrecognized tax benefit recorded in 2015 that was nonrecurring in 2016; and 3) a more favorable geographical mix of income in 2016.  This decrease was partially offset by the 2011 and 2012 Agricultural Chemicals Security Credit tax benefit recorded in 2015 that was nonrecurring in 2016.  See Note 9 to the consolidated financial statements for a reconciliation of the statutory U.S. federal income tax rate to the effective tax rate.

Segment Results

(In thousands)	For the Year Ended
Net Sales	December 31, 2016	December 31, 2015	(Decrease)	Percent Change
Surfactants	$1,181,563	$1,205,849	$(24,286)	-2
Polymers	498,826	491,488	7,338	1
Specialty Products	85,777	78,830	6,947	9
Total Net Sales	$1,766,166	$1,776,167	$(10,001)	-1

(In thousands)	For the Year Ended
Operating Income	December 31, 2016	December 31, 2015	Increase (Decrease)	Percent Change
Surfactants	$99,796	$104,080	$(4,284)	-4
Polymers	96,788	80,942	15,846	20
Specialty Products	10,698	4,397	6,301	143
Segment Operating Income	$207,282	$189,419	$17,863	9
Corporate Expenses, Excluding Deferred Compensation and Restructuring	57,220	60,129	(2,909)	-5
Deferred Compensation Expense (Income)	16,805	6,500	10,305	NM
Business Restructuring	7,064	—	7,064	NM
Total Operating Income	$126,193	$122,790	$3,403	3

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

	For the Year Ended
(In thousands)	December 31, 2016	December 31, 2015	Increase (Decrease)	Percent Change
North America	$724,619	$737,713	$(13,094)	-2
Europe	237,489	258,841	(21,352)	-8
Latin America	151,229	148,812	2,417	2
Asia	68,226	60,483	7,743	13
Total Surfactants Segment	$1,181,563	$1,205,849	$(24,286)	-2

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

Net sales for European operations declined eight percent. Reducing 2016 net sales was $7.4 million of settlements for two customer claims (see Note 23 to the consolidated financial statements for further information). In addition, the unfavorable effects of foreign currency translation and a two percent decline in sales volume unfavorably impacted the change in net sales by $12.5 million and $4.6 million, respectively. Selling prices averaged one percent higher, which had a $3.1 million favorable effect on the year-over-

year net sales change. A weaker British pound sterling relative to the U.S. dollar accounted for most of the foreign currency effect. The decline in sales volume was mainly attributable to weaker demand for agricultural chemicals, laundry and cleaning products and personal care products. Sales volumes of general surfactants sold through distributors increased year over year.

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

	For the Year Ended
(In thousands)	December 31, 2016(a)	December 31, 2015(a)	Increase (Decrease)	Percent Change
Gross Profit and Operating Income
North America	$124,072	$123,653	$419	0
Europe	23,246	31,363	(8,117)	-26
Latin America	28,508	25,366	3,142	12
Asia	20,397	12,254	8,143	66
Surfactants Segment Gross Profit	$196,223	$192,636	$3,587	2
Operating Expenses	96,427	88,556	7,871	9
Operating Income	$99,796	$104,080	$(4,284)	-4
(a)

In 2017, the Company changed its internal financial statement classification for certain transportation costs, transferring such costs from operating expenses to cost of sales.  In this segment discussion, the 2016 and 2015 North America gross profit and total operating expenses have been changed from the amounts presented before to make such amounts consistent with the current year classification.  Surfactant segment operating income remained unchanged.

Gross profit for North American operations was flat between years despite the seven percent year-over-year improvement in sales volume. The favorable effect of the growth in sales volume was offset by $4.5 million of accelerated depreciation associated with the shutdown of manufacturing operations at the Company’s Canadian plant.

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

Operating expenses for the Surfactants segment increased $7.9 million, or 9 percent, year over year. Expenses increased for all regions, reflecting the additional resources and expenditures necessary to support the segment’s global organization and growth initiatives. In addition, U.S. incentive-based compensation (which includes stock-based compensation, bonuses and profit sharing) increased between years due to improved Company financial performance and higher common stock prices. The favorable effects of foreign currency translation reduced the year-over-year change in operating expenses by $1.6 million.

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

	For the Year Ended
(In thousands)	December 31, 2016	December 31, 2015	Increase	Percent Change
North America	$319,769	$317,580	$2,189	1
Europe	153,986	150,654	3,332	2
Asia and Other	25,071	23,254	1,817	8
Total Polymers Segment	$498,826	$491,488	$7,338	1

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

	For the Year Ended
(In thousands)	December 31, 2016(a)	December 31, 2015(a)	Increase (Decrease)	Percent Change
Gross Profit and Operating Income
North America	$96,548	$81,055	$15,493	19
Europe	27,702	22,357	5,345	24
Asia and Other	1,737	2,276	(539)	-24
Polymers Segment Gross Profit	$125,987	$105,688	$20,299	19
Less: Operating Expenses	29,199	27,608	1,591	6
Add: Gain on Sale of Product Line	—	2,862	(2,862)	-100
Operating Income	$96,788	$80,942	$15,846	20
(a)

In 2017, the Company changed its internal financial statement classification for certain transportation costs, transferring such costs from operating expenses to cost of sales.  In this segment discussion, the 2016 and 2015 North America gross profit and total operating expenses have been changed from the amounts presented before to make such amounts consistent with the current year classification.  Polymer segment operating income remained unchanged.

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

Operating expenses for the Polymers segment increased $1.6 million, or six percent, year over year largely due to higher U.S. incentive-based compensation resulting from improved year-over-year Company financial performance and common stock prices.

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

Liquidity and Capital Resources

Overview

Historically, the Company’s principal sources of liquidity have included cash flows from operating activities, available cash and cash equivalents and the use of available borrowing facilities.  The Company’s principal uses of cash have included funding operating activities, capital investments and acquisitions.

For the twelve months ended December 31, 2017, operating activities were a cash source of $198.9 million versus a source of $212.2 million for the comparable period in 2016. For the current year, investing cash outflows totaled $82.7 million, as compared to an outflow of $130.5 million in the prior year, and financing activities were a use of $50.5 million, as compared to a use of $29.8 million in the prior year. Cash and cash equivalents increased by $73.2 million compared to December 31, 2016, including a favorable exchange rate impact of $7.5 million.

As of December 31, 2017, the Company’s cash and cash equivalents totaled $298.9 million, including $15.1 million in a money market fund rated AAAm by Standard and Poor’s. Cash in U.S. demand deposit accounts totaled $131.9 million and cash of the Company’s non-U.S. subsidiaries held outside the U.S. totaled $151.9 million as of December 31, 2017.

Operating Activity

Net income in 2017 increased by $5.3 million versus the comparable period in 2016. Working capital was a cash source of $19.3 million in 2017 versus a source of $18.8 million in 2016.

Accounts receivable were a use of $16.4 million in 2017 compared to a use of $17.2 million in 2016. Inventories were a source of $5.7 million in 2017 versus a use of $3.8 million in 2016. Accounts payable and accrued liabilities were a source of $30.5 million in 2017 compared to a source of $38.3 million for the same period in 2016.

Working capital requirements were lower in 2017 compared to 2016 primarily due to the above noted change in inventories. The change in inventories was mainly due to reduced quantities. It is management’s opinion that the Company’s liquidity is sufficient to provide for potential increases in working capital during 2018.

Investing Activity

Cash outflows for investing activities decreased by $47.8 million year-over-year.

Cash outflows from investing activities in 2017 included capital expenditures of $78.6 million compared to $103.1 million in 2016. Other investing activities were a use of $4.1 million in 2017 versus a use of $27.4 million in 2016, when the higher cash usage was primarily attributable to $23.5 million used to acquire a production facility (Tebras) and a commercial business (PBC) in Brazil.

For 2018, the Company estimates that total capital expenditures will range from $105 million to $115 million including infrastructure spending and capacity expansions in the United States, Germany and Brazil.

Financing Activity

Cash flow from financing activities was a use of $50.5 million in 2017 versus a use of $29.8 million in 2016. The higher cash outflow was primarily the result of repayment of foreign credit line borrowing, scheduled principal repayment of private placement debt and increased share repurchases.

The Company purchases its common stock in the open market or from its benefit plans from time to time to fund its own benefit plans and also to mitigate the dilutive effect of new shares issued under its benefit plans. The Company may, from time to time, seek to retire or purchase additional amounts of the Company’s outstanding equity and/or debt securities through cash purchases and/or exchanges for other securities, in open market purchases, privately negotiated transactions or otherwise, including pursuant to a Rule 10b5-1 plan. Such repurchases or exchanges, if any, will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. For the twelve months ended December 31, 2017, the Company purchased 76,790 shares at a total cost of $6.0 million. At December 31, 2017, there were 641,139 shares remaining under the current share repurchase authorization.

Debt and Credit Facilities

Consolidated balance sheet debt decreased by $26.2 million for the current year, from $317.0 million to $290.8 million, due to a decrease of both domestic and foreign debt. In 2017, net debt (which is defined as total debt minus cash – See the “Reconciliation of Non-GAAP Net Debt” section of this MD&A) decreased by $99.4 million, from $91.3 million to a negative $8.1 million.

As of December 31, 2017, the ratio of total debt to total debt plus shareholders’ equity was 28.2 percent compared to 33.3 percent at December 31, 2016. As of December 31, 2017, the ratio of net debt to net debt plus shareholders’ equity was a negative 1.1 percent, compared to 12.6 percent at December 31, 2016. At December 31, 2017, the Company’s debt included $290.0 million of unsecured private placement loans with maturities ranging from 2018 through 2027. These loans are the Company’s primary source of long-term debt financing and are supplemented by bank credit facilities to meet short and medium-term needs.

On December 31, 2017 the Company had a committed $125.0 million multi-currency syndicated revolving credit agreement. The credit agreement allowed the Company to make unsecured borrowings, as requested from time to time, for working capital and other corporate purposes. This unsecured facility was the Company’s primary source of short-term borrowings and was committed through July 10, 2019, with terms and conditions that were substantially equivalent to those of the Company’s other U.S. loan agreements. As of December 31, 2017, the Company had outstanding letters of credit of $4.7 million under the revolving credit agreement, and no borrowings, with $120.3 million remaining available.

On January 30, 2018, the Company entered into a five year committed $350 million multi-currency revolving credit facility that matures on January 30, 2023 with a syndicate of banks.  This credit facility replaced the Company’s prior $125 million credit agreement.  The Company anticipates that cash from operations, committed credit facilities and cash on hand will be sufficient to fund anticipated capital expenditures, working capital, dividends and other planned financial commitments for the foreseeable future.

Certain foreign subsidiaries of the Company maintain term loans and short-term bank lines of credit in their respective local currencies to meet working capital requirements as well as to fund capital expenditure programs and acquisitions. At December 31, 2017, the Company’s foreign subsidiaries had outstanding debt of $1.8 million.

The Company has material debt agreements that require the maintenance of minimum interest coverage and minimum net worth. These agreements also limit the incurrence of additional debt as well as the payment of dividends and repurchase of treasury shares. As of December 31, 2017, testing for these agreements was based on the combined financial statements of the U.S. operations of the Company, Stepan Canada Inc., Stepan Quimica Ltda., Tebras Tensoativos do Brasil Ltda., PBC Industria Quimica Ltda., Stepan Specialty Products, LLC, Stepan Specialty Products B.V., Stepan Chemical (Nanjing) Co., Ltd., Stepan (Nanjing) Chemical R&D Co., Ltd., Stepan Holdings Asia Pte. Ltd. and Stepan Asia Pte. Ltd. (the “Restricted Group”). Under the most restrictive of these debt covenants:

1.	The Restricted Group was required to maintain a minimum interest coverage ratio, as defined within the agreements, of 1.75 to 1.00, for the preceding four calendar quarters.

2.	The Restricted Group was required to maintain net worth of at least $325.0 million.

3.	The Restricted Group was required to maintain a ratio of long-term debt to total capitalization, as defined in the agreements, not to exceed 60 percent.

4.

The Restricted Group was permitted to pay dividends and purchase treasury shares after December 31, 2013, in amounts of up to $100.0 million plus 100 percent of net income and cash proceeds of stock option exercises, measured cumulatively after June 30, 2014. The maximum amount of dividends that could have been paid within this limitation is disclosed as unrestricted retained earnings in Note 6 to the condensed consolidated financial statements.

The Company believes it was in compliance with all of its loan agreements as of December 31, 2017.

Contractual Obligations

At December 31, 2017, the Company’s contractual obligations, including estimated payments by period, were as follows:

	Payments Due by Period
(In thousands)	Total	Less than 1 year	1-3 years	3 – 5 years	More than 5 years
Long-term debt obligations(a)	$291,786	$22,500	$58,572	$87,144	$123,570
Interest payments on debt obligations (b)	59,022	12,354	20,594	14,676	11,398
Operating lease obligations	50,531	8,950	12,626	8,782	20,173
Purchase obligations (c)	5,527	4,024	1,503	—	—
Other (d)	47,279	10,777	5,394	4,942	26,166
Total	$454,145	$58,605	$98,689	$115,544	$181,307
(a)	Excludes unamortized debt issuance costs of $1.0 million.
(b)

Interest payments on debt obligations represent interest on all Company debt at December 31, 2017. The interest payment amounts related to the variable rate component of the Company’s debt assume that interest will be paid at the rates prevailing at December 31, 2017. Future interest rates may change, and, therefore, actual interest payments could differ from those disclosed in the above table.

(c)	Purchase obligations consist of raw material, utility and telecommunication service purchases made in the normal course of business.
(d)

The “Other” category comprises deferred revenues that represent commitments to deliver products, expected 2018 required contributions to the Company’s funded defined benefit pension plans, estimated payments related to the Company’s unfunded defined benefit supplemental executive and outside director pension plans, estimated payments (undiscounted) related to the Company’s asset retirement obligations, environmental remediation payments for which amounts and periods can be reasonably estimated and income tax liabilities for which payments and periods can be reasonably estimated.

The above table does not include $96.6 million of other non-current liabilities recorded on the balance sheet at December 31, 2017, as summarized in Note 15 to the consolidated financial statements.  The significant non-current liabilities excluded from the table are defined benefit pension, deferred compensation, environmental and legal liabilities and unrecognized tax benefits for which payment periods cannot be reasonably determined. In addition, deferred income tax liabilities are excluded from the table due to the uncertainty of their timing.

Pension Plans

The Company sponsors a number of defined benefit pension plans, the most significant of which cover employees in its U.S. and U.K. locations.  The U.S. and U.K. plans are frozen, and service benefit accruals are no longer being made.  The funded status (pretax) of the Company’s defined benefit pension plans improved $4.0 million year over year, from $27.3 million underfunded at December 31, 2016, to $23.3 million underfunded at December 31, 2017.  Better pension asset performance led to the improved funded status. A change in the mortality tables also contributed to the better funded status. The impacts of the pension asset returns and the change in mortality tables were partially offset by the effects of year-over-year decreases in the discount rates used to measure pension obligations (50- and 20-basis point decreases for the U.S. and U.K. plans, respectively).

The Company contributed $2.8 million to its funded defined benefit plans in 2017. In 2018, the Company expects to contribute a total of $0.5 million to the U.K. defined benefit plan. As a result of pension funding relief included in the Highway and Transportation Funding Act of 2014, the Company has no 2018 contribution requirement to the U.S. pension plans. Payments to participants in the unfunded non-qualified plans should approximate $0.3 million in 2018, which is the same as payments made in 2017.

Letters of Credit

The Company maintains standby letters of credit under its workers’ compensation insurance agreements and for other purposes as needed. The insurance letters of credit are renewed annually and amended to the amounts required by the insurance agreements. As of December 31, 2017, the Company had a total of $4.7 million of outstanding standby letters of credit.

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

Environmental and Legal Matters

The Company’s operations are subject to extensive federal, state and local environmental laws and regulations or similar laws in the other countries in which the Company does business. Although the Company’s environmental policies and practices are designed to ensure compliance with these regulations, future developments and increasingly stringent environmental regulation may require the Company to make additional unforeseen environmental expenditures. The Company will continue to invest in the equipment and facilities necessary to comply with existing and future regulations.  During 2017, the Company’s expenditures for capital projects related to the environment were $3.2 million. Expenditures related to capital projects related to the environment projects are capitalized and depreciated over their estimated useful lives, which are typically 10 years. Recurring costs associated with the operation and maintenance of facilities for waste treatment and disposal and managing environmental compliance in ongoing operations at the Company’s manufacturing locations were approximately $28.2 million for 2017, $25.0 million for 2016 and $22.1 million for 2015.

Over the years, the Company has received requests for information related to or has been named by government authorities as a potentially responsible party at a number of waste disposal sites where cleanup costs have been or may be incurred under the U.S. Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) and similar state or foreign statutes. In addition, damages are being claimed against the Company in general liability actions for alleged personal injury or property damage in the case of some disposal and plant sites. The Company believes that it has made adequate provisions for the costs it may incur with respect to the sites. See the Critical Accounting Policies section that follows for a discussion of the Company’s environmental liabilities accounting policy.  After partial remediation payments at certain sites, the Company has estimated a range of possible environmental and legal losses from $24.2 million to $45.4 million at December 31, 2017, compared to $25.7 million to $46.5 million at December 31, 2016. At December 31, 2017, the Company’s accrued liability for such losses, which represented the Company’s best estimate within the estimated range of possible environmental and legal losses, was $24.2 million compared to $25.8 million at December 31, 2016. Because the liabilities accrued are estimates, actual amounts could differ from the amounts reported. During 2017, cash outlays related to legal and environmental matters approximated $2.0 million compared to $1.4 million expended in 2016.

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

Outlook

After record results in 2016 and 2017, management believes that Surfactants will continue to benefit from the segment’s diversification efforts into functional products, new technologies, expanded sales into its broad customer base globally and the stabilization of commodity surfactant volumes.  Management believes that headwinds in the North American Polymer business related to lost share and lower margins will continue to be a challenge in 2018.  The Company should positively benefit from the lower U.S. corporate tax rate in 2018.

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

Deferred Compensation

The Company sponsors deferred compensation plans that allow management employees to defer receipt of their annual bonuses and outside directors to defer receipt of their fees until retirement, departure from the Company or as elected by the participant.  The plans allow for the deferred compensation to grow or decline based on the results of investment options chosen by the participants.  The investment options include Company common stock and a limited selection of mutual funds.  The Company funds the obligations associated with these plans by purchasing investment assets that match the investment choices made by the plan participants. A sufficient number of shares of treasury stock are maintained on hand to cover the equivalent number of shares that result from participants electing the Company common stock investment option.  As a result, the Company must periodically purchase its common shares in the open market or in private transactions. Upon retirement or departure from the Company, participants receive cash amounts equivalent to the payment date value of the investment choices they have made or Company common stock shares equal to the number of share equivalents held in the accounts.

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

At December 31, 2017 and December 31, 2016, the Company’s deferred compensation liability was $58.9 million and $60.3 million, respectively.  In 2017, approximately 55 percent of deferred compensation liability represented deferred compensation tied to the performance of the Company’s common stock.  In 2016, approximately 63 percent of deferred liability represented deferred compensation tied to the performance of the Company’s common stock.  The remainder of the deferred compensation liability was tied to the chosen mutual fund investment assets.  A $1.00 increase in the market price of the Company’s common stock will result in approximately $0.4 million of additional compensation expense.  A $1.00 reduction in the market price of the common stock will reduce compensation expense by a like amount.  The expense or income associated with the mutual fund component will generally fluctuate in line with the overall percentage increase or decrease of the U.S. stock markets.

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

Revenue Recognition

Revenue is recognized upon shipment of goods to customers at the time title and risk of loss pass to the customer. In the majority of instances, this occurs when goods are provided to a carrier for shipment.  For arrangements where the Company consigns product to a customer location, revenue is recognized when the customer uses the inventory.  The Company records shipping and handling billed to a customer in a sales transaction as revenue.  Costs incurred for shipping and handling are recorded in cost of sales.  Volume and cash discounts due customers are estimated and recorded in the same period as the sales to which the discounts relate and are reported as reductions of revenue in the consolidated statements of income.

Recent Accounting Pronouncements

See Note 1 to the consolidated financial statements, included in Part II, Item 8, for information on recent accounting pronouncements which affect the Company.

Reconciliations of Non-GAAP Adjusted Net Income and Dilutive Earnings per Share

	Twelve Months Ended December 31
(In millions, except per share amounts)	2017		2016		2015
	Net Income	Diluted EPS	Net Income	Diluted EPS	Net Income	Diluted EPS
Net Income Attributable to the Company as Reported	$91.6	$3.92	$86.2	$3.73	$76.0	$3.32

Deferred Compensation Expense	(0.1)	—	16.1	0.70	5.6	0.24
Business Restructuring and Asset Impairments	3.1	0.13	7.1	0.30	—	—
Contract Termination Settlement	—	—	(4.3)	(0.18)	—	—
Environmental Remediation Expense	—	—	—	—	0.5	0.02
Gain on Divestiture of Product Line	—	—	—	—	(2.9)	(0.13)
TIORCO JV Dissolution	—	—	—	—	2.4	0.10
Cumulative Tax Effect on Above Adjustment Items	(0.8)	(0.04)	(6.9)	(0.30)	(2.2)	(0.09)
Tax Reform Impact	14.9	0.64	—	—	—	—
Adjusted Net Income	108.7	$4.65	$98.2	$4.25	$79.4	$3.46

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

Reconciliations of Non-GAAP Net Debt

(In millions)	December 31
	2017	2016
Current Maturities of Long-Term Debt as Reported	$22.50	$28.10
Long-Term Debt as Reported	268.30	288.90
Total Debt as Reported	290.80	317.00
Less Cash and Cash Equivalents as Reported	(298.90)	(225.70)
Net Debt	$(8.10)	$91.30
Management uses the non-GAAP net debt metric to show a more complete picture of the Company’s overall liquidity, financial flexibility and leverage level. This adjusted measure should be considered supplemental to and not a substitute for financial information prepared in accordance with GAAP. The Company's definition of this adjusted measure may differ from similarly titled measures used by other entities.

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

The Company uses forward contracts to mitigate the exposure of certain foreign currency transactions and balances to fluctuating exchange rates. At December 31, 2017, the Company had forward contracts with an aggregated notional amount of $41.2 million.  Except for the Company’s subsidiaries in Brazil, China and Colombia, foreign currency exposures are substantially hedged by forward contracts.  The fair value of all forward contracts as of December 31, 2017, was a net asset of $0.2 million. As of December 31, 2017, the potential reduction in the Company’s earnings resulting from the impact of hypothetical adverse changes in exchange rates on the fair value of its outstanding foreign currency contracts of 10 percent for all currencies would have been $3.9 million.

Interest Rates

The Company’s debt was made up of fixed-rate and variable-rate borrowings totaling $290.0 million and $1.8 million, respectively, as of December 31, 2017.  For 2018, it is projected that interest related expenses on short-term variable-rate borrowings will total approximately $0.7 million.  A hypothetical 10 percent average change to short-term interest rates would result in less than a $0.1 million increase or decrease to interest expense for 2018.

The fair value of the Company’s long term fixed-rate debt, including current maturities, was estimated to be $291.5 million as of December 31, 2017, which was approximately $1.5 million above the carrying value.  Market risk was estimated as the potential increase to the fair value that would result from a hypothetical 10 percent decrease in the Company’s weighted average long-term borrowing rates at December 31, 2017, or $12.2 million.

Commodity Price Risk

Certain raw materials used in the manufacture of the Company’s products are subject to price volatility caused by weather, petroleum price fluctuations, general economic demand and other unpredictable factors. Increased raw material costs are recovered from customers as quickly as the marketplace allows; however, certain contractual arrangements allow for price changes only on a quarterly basis, and competitive pressures sometimes prevent the recovery of cost increases from customers, particularly in periods where there is excess industry capacity.  As a result, for some product lines or market segments it may take time to recover raw material price increases.  Periodically, firm purchase commitments are entered into which fix the price of a specific commodity that will be delivered at a future time.  Forward purchase contracts are used to aid in managing the Company’s natural gas costs.  At December 31, 2017, the Company had open forward contracts for the purchase of 0.8 million dekatherms of natural gas at a cost of $2.5 million.  Because the Company has agreed to fixed prices for the noted quantity of natural gas, a hypothetical 10 percent fluctuation in the price of natural gas would cause the Company’s actual natural gas cost to be $0.3 million higher or lower than the cost at market price.

Item 8. Financial Statements and Supplementary Data

The following statements and data are included in this item:

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of:

Stepan Company

Northfield, Illinois

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Stepan Company and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2018, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatements of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP

Chicago, Illinois

February 27, 2018

We have served as the Company’s auditor since 2002.

Stepan Company

Consolidated Statements of Income

For the years ended December 31, 2017, 2016 and 2015

(In thousands, except per share amounts)	2017	2016	2015
Net Sales (Note 1)	$1,925,007	$1,766,166	$1,776,167
Cost of Sales	1,586,742	1,427,621	1,467,926
Gross Profit	338,265	338,545	308,241
Operating Expenses:
Selling (Note 1)	54,271	57,212	55,522
Administrative (Note 1)	76,041	75,185	76,048
Research, development and technical services (Note 1)	53,867	56,086	50,243
Deferred compensation expense	4,857	16,805	6,500
	189,036	205,288	188,313
Gain on sale of product line	—	—	2,862
Business restructuring and asset impairments (Note 22)	(3,069)	(7,064)	—
Operating Income	146,160	126,193	122,790
Other Income (Expense):
Interest, net (Note 6)	(11,444)	(13,205)	(14,533)
Loss from equity in joint ventures (Notes 1 and 25)	—	—	(6,985)
Other, net (Note 8)	4,521	828	1,584
	(6,923)	(12,377)	(19,934)
Income Before Provision for Income Taxes	139,237	113,816	102,856
Provision for Income Taxes (Note 9)	47,690	27,618	26,819
Net Income	91,547	86,198	76,037
Net (Income) Loss Attributable to Noncontrolling Interests (Note 1)	31	(7)	(69)
Net Income Attributable to Stepan Company	$91,578	$86,191	$75,968

Net Income Per Common Share Attributable to Stepan Company (Note 18):
Basic	$3.99	$3.78	$3.34
Diluted	$3.92	$3.73	$3.32
Shares Used to Compute Net Income Per Common Share Attributable to Stepan Company (Note 18):
Basic	22,946	22,793	22,730
Diluted	23,377	23,094	22,858

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Stepan Company

Consolidated Statements of Comprehensive Income

For the years ended December 31, 2017, 2016 and 2015

(In thousands)	2017	2016	2015
Net Income	$91,547	$86,198	$76,037
Other Comprehensive Income (Loss):
Foreign currency translation adjustments (Note 19)	26,293	(8,533)	(45,490)
Defined benefit pension plans:
Net actuarial gain (loss) arising in period (net of taxes of $771, $3,391, and $568 for 2017, 2016 and 2015, respectively)	(582)	3,818	1,311
Amortization of prior service cost included in pension expense (net of taxes of $4, $4, and $6 for 2017, 2016 and 2015, respectively)	10	10	11
Amortization of actuarial loss included in pension expense (net of taxes of $1,240, $1,301, and $1,755 for 2017, 2016 and 2015, respectively)	2,269	2,207	3,002
Net defined benefit pension plan activity (Note 19)	1,697	6,035	4,324
Cash flow hedges:
Losses arising in period (net of taxes of $0, $9 , and $26 in 2017, 2016 and 2015, respectively)	—	(19)	(49)
Reclassifications to income in period (net of taxes of $0, $28, and $8 in 2017, 2016 and 2015, respectively)	(9)	45	5
Net cash flow hedge activity (Note 19)	(9)	26	(44)
Other Comprehensive Income (Loss)	27,981	(2,472)	(41,210)
Comprehensive Income	119,528	83,726	34,827
Comprehensive (Income) Loss Attributable to Noncontrolling Interests	(48)	88	(2)
Comprehensive Income Attributable to Stepan Company	$119,480	$83,814	$34,825

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Stepan Company

Consolidated Balance Sheets

December 31, 2017 and 2016

(Dollars in thousands)	2017	2016
Assets
Current Assets:
Cash and cash equivalents	$298,894	$225,743
Receivables, less allowances of $10,116 in 2017 and $9,755 in 2016	293,541	263,408
Inventories (Note 5)	172,748	173,663
Other current assets	23,553	22,727
Total current assets	788,736	685,541
Property, Plant and Equipment:
Land	17,136	15,779
Buildings and improvements	203,879	184,773
Machinery and equipment	1,324,415	1,241,838
Construction in progress	57,856	71,088
	1,603,286	1,513,478
Less: accumulated depreciation	(1,004,843)	(930,764)
Property, plant and equipment, net	598,443	582,714
Goodwill, net (Note 4)	25,118	25,308
Other intangible assets, net (Note 4)	18,538	22,339
Long-term investments (Note 2)	28,270	24,055
Other non-current assets	11,756	13,933
Total Assets	$1,470,861	$1,353,890

Liabilities and Equity
Current Liabilities:
Current maturities of long-term debt (Note 6)	$22,500	$28,154
Accounts payable	204,977	158,316
Accrued liabilities (Note 14)	92,776	110,795
Total current liabilities	320,253	297,265
Deferred income taxes (Note 9)	10,962	12,497
Long-term debt, less current maturities (Note 6)	268,299	288,859
Other non-current liabilities (Note 15)	130,433	119,353

Commitments and Contingencies (Note 16)

Equity (Note 10):
Common stock, $1 par value; authorized 60,000,000 shares; issued 26,070,787 shares in 2017 and 25,894,782 shares in 2016	26,071	25,895
Additional paid-in capital	170,408	158,042
Accumulated other comprehensive loss (Note 19)	(99,563)	(127,465)
Retained earnings	721,741	649,070
Less: Common treasury stock, at cost, 3,561,509 shares in 2017 and 3,470,084 shares in 2016	(78,561)	(70,938)
Total Stepan Company stockholders’ equity	740,096	634,604
Noncontrolling interests	818	1,312
Total equity	740,914	635,916
Total Liabilities and Equity	$1,470,861	$1,353,890

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Stepan Company

Consolidated Statements of Cash Flows

For the years ended December 31, 2017, 2016 and 2015

(In thousands)	2017	2016	2015
Cash Flows From Operating Activities
Net income	$91,547	$86,198	$76,037
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	79,022	74,967	66,985
Deferred compensation	4,857	16,805	6,500
Realized and unrealized gain on long-term investments	(4,178)	(152)	(21)
Stock-based compensation	7,151	12,618	4,374
Deferred income taxes	550	(8,426)	3,001
Other non-cash items	4,857	7,334	3,830
Changes in assets and liabilities, excluding effects of acquisitions:
Receivables, net	(16,358)	(17,180)	4,160
Inventories	5,655	(3,774)	2,851
Other current assets	(489)	1,471	(3,410)
Accounts payable and accrued liabilities	30,476	38,261	21,219
Pension liabilities	(1,960)	607	932
Environmental and legal liabilities	(1,142)	4,561	(1,398)
Deferred revenues	(1,125)	(1,128)	(1,345)
Net Cash Provided By Operating Activities	198,863	212,162	183,715
Cash Flows From Investing Activities
Expenditures for property, plant and equipment	(78,613)	(103,076)	(119,349)
Business acquisitions, net of cash acquired (Note 20)	(4,339)	(23,510)	(5,133)
Proceeds from sale of product line (Note 21)	—	—	3262
Other, net	269	(3,935)	(4,750)
Net Cash Used In Investing Activities	(82,683)	(130,521)	(125,970)
Cash Flows From Financing Activities
Revolving debt and bank overdrafts, net	(6,008)	1,292	(26,217)
Other debt borrowings	—	—	100,000
Other debt repayments	(20,714)	(15,069)	(13,098)
Dividends paid	(18,907)	(17,329)	(16,300)
Company stock repurchased	(6,000)	(2,408)	(2,000)
Stock option exercises	3,370	4,017	777
Other, net	(2,238)	(275)	(673)
Net Cash Provided By (Used In) Financing Activities	(50,497)	(29,772)	42,489
Effect of Exchange Rate Changes on Cash	7,468	(2,269)	(9,306)
Net Increase in Cash and Cash Equivalents	73,151	49,600	90,928
Cash and Cash Equivalents at Beginning of Year	225,743	176,143	85,215
Cash and Cash Equivalents at End of Year	$298,894	$225,743	$176,143

Supplemental Cash Flow Information
Cash payments of income taxes, net of refunds	$25,661	$30,581	$21,784
Cash payments of interest	$13,889	$14,730	$11,943

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Stepan Company

Consolidated Statements of Equity

For the years ended December 31, 2017, 2016 and 2015

		STEPAN COMPANY STOCKHOLDERS
(In thousands, except share and per share amounts)	Total	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest
Balance, December 31, 2014	536,944	$25,640	$139,573	$(66,262)	$(83,945)	$520,540	$1,398

Issuance of 45,289 shares of common stock under stock option plan	777	45	732	—	—	—	—

Purchase of 41,915 shares of common stock	(2,000)	—	—	(2,000)	—	—	—

Stock-based and deferred compensation	3,694	24	3,854	(184)	—	—	—

Net income	76,037	—	—	—	—	75,968	69

Other comprehensive income	(41,210)	—	—	—	(41,143)	—	(67)

Cash dividends paid:
Common stock ($0.73 per share)	(16,300)	—	—	—	—	(16,300)	—

Non-qualified stock option and stock award income tax benefit	442	—	442	—	—	—	—
Balance, December 31, 2015	$558,384	$25,709	$144,601	$(68,446)	$(125,088)	$580,208	$1,400

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Stepan Company

Consolidated Statements of Equity

For the years ended December 31, 2017, 2016 and 2015

		STEPAN COMPANY STOCKHOLDERS
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

Stepan Company

Consolidated Statements of Equity

For the years ended December 31, 2017, 2016 and 2015

		STEPAN COMPANY STOCKHOLDERS
(In thousands, except share and per share amounts)	Total	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest
Balance, December 31, 2016	$635,916	$25,895	$158,042	$(70,938)	$(127,465)	$649,070	$1,312

Issuance of 104,277 shares of common stock under stock option plan	3,370	104	3,266	—	—	—	—

Purchase of 76,790 shares of common stock	(6,000)	—	—	(6,000)	—	—	—

Stock-based and deferred compensation	7,549	72	9,100	(1,623)	—	—	—

Net income	91,547	—	—	—	—	91,578	(31)

Other comprehensive income	27,981	—	—	—	27,902	—	79

Cash dividends paid:
Common stock ($0.86 per share)	(18,907)	—	—	—	—	(18,907)
	—
Payment of cash dividends to noncontrolling interest	(542)						(542)
Balance, December 31, 2017	$740,914	$26,071	$170,408	$(78,561)	$(99,563)	$721,741	$818

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements

For the years ended December 31, 2017, 2016 and 2015

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

Prior to 2016, the Company and Nalco Company (a subsidiary of Ecolab Inc.) equally owned and controlled TIORCO, LLC, a joint venture operated out of Denver, Colorado.  In October 2015, the Company and Nalco Company made the decision to dissolve TIORCO, LLC. See Note 25 for information regarding the dissolution of the joint venture. Prior to the dissolution of the joint venture, the Company’s investment in TIORCO, LLC was accounted for using the equity method and was included in the other non-current assets line on the consolidated balance sheets.  The Company’s share of joint venture’s net earnings was included in the loss from equity in joint ventures line of the consolidated statements of income.

Cash and Cash Equivalents

The Company considers all highly liquid investments with purchased maturities of three months or less to be cash equivalents.

At December 31, 2017, the Company’s cash and cash equivalents totaled $298.9 million including $15.1 million in a money market fund, each of which was rated AAAm by Standard and Poor’s.  Cash in U.S. demand deposit accounts totaled $131.9 million and cash of the Company’s non-U.S. subsidiaries held outside the U.S. totaled $151.9 million as of December 31, 2017.

Receivables and Credit Risk

Receivables are stated net of allowances for doubtful accounts and other allowances and primarily include trade receivables from customers, as well as nontrade receivables from suppliers, governmental tax agencies and others.

The Company is exposed to credit risk on accounts receivable balances. This risk is mitigated by the Company’s large, diverse customer base, which is dispersed over various geographic regions and industrial sectors. No single customer comprised more than 10 percent of the Company’s consolidated net sales in 2017, 2016 or 2015.

The Company maintains allowances for potential credit losses. Specific customer allowances are recorded when a review of customer creditworthiness and current economic conditions indicate that collection is doubtful. The Company also maintains other customer allowances that occur in the normal course of business. Such allowances are based on historical averages and trade receivable levels.

The following is an analysis of the allowance for doubtful accounts and other accounts receivable allowances for the years ended December 31, 2017, 2016 and 2015:

(In thousands)	2017	2016	2015
Balance at January 1	$9,755	$8,046	$10,011
Provision charged to income	45	1,917	1,106
Accounts written off, net of recoveries	316	(208)	(3,071)
Balance at December 31	$10,116	$9,755	$8,046

Inventories

Inventories are valued at cost, which is not in excess of market value, and include material, labor and plant overhead costs.  The last-in, first-out (LIFO) method is used to determine the cost of the Company’s U.S. inventories.  The first-in, first-out (FIFO) method is used for all other inventories.  Inventories priced at LIFO as of December 31, 2017 and 2016, accounted for 69 and 66 percent of total inventories, respectively.

Property, Plant and Equipment

Depreciation of property, plant and equipment is provided on a straight-line basis over the estimated useful lives of the assets. Lives used for calculating depreciation are generally 30 years for buildings and 15 years for building improvements. For assets classified as machinery and equipment, lives generally used for calculating depreciation expense range from 10 to 15 years for manufacturing equipment, five to 10 years for furniture and fixtures, three to five years for vehicles and three to 10 years for computer equipment and software.  Manufacturing of chemicals is capital intensive with a large majority of the assets included in machinery and equipment representing manufacturing equipment.  Major renewals and betterments are capitalized in the property accounts, while maintenance and repairs ($51,926,000 , $51,530,000, and $52,549,000 in 2017, 2016 and 2015, respectively), which do not renew or extend the life of the respective assets, are charged to operations as incurred.  Land is not depreciated.  The cost of property retired or sold and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in income.

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

Property, plant and equipment assets are tested for impairment when events indicate that impairment may have occurred. See Note 22 for 2016 asset impairments.

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

Revenue Recognition

Revenue is recognized upon shipment of goods to customers at the time title and risk of loss pass to the customer.  In a majority of instances this occurs when goods are provided to a carrier for shipment.  For arrangements where the Company consigns product to a customer location, revenue is recognized when the customer uses the inventory.  The Company records shipping and handling billed to a customer in a sales transaction as revenue.  Costs incurred for shipping and handling are reported in cost of sales.  Volume and cash discounts due customers are estimated and recorded in the same period as the sales to which the discounts relate and reported as reductions of revenue in the consolidated statements of income.

Cost of Sales

Cost of sales comprises raw material costs (including inbound freight expense to deliver the raw materials), manufacturing plant labor expenses and various manufacturing overhead expenses, such as utility, maintenance, operating supply, amortization and manufacturing asset depreciation expenses. Cost of sales also includes outbound shipping and handling expenses, inter-plant transfer costs, warehouse expenses and rail car rental expenses.

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

The Company’s research and development costs are expensed as incurred.  These expenses are aimed at discovery and commercialization of new knowledge with the intent that such effort will be useful in developing a new product or in bringing about a significant improvement to an existing product or process.  Total research and development expenses were $33,169,000, $34,856,000, and $30,315,000  in 2017, 2016 and 2015, respectively.  The remainder of research, development and technical service expenses reflected on the consolidated statements of income relates to technical services, which include routine product testing, quality control and sales support service.

Compensation expense or income related to the Company’s deferred compensation plans is presented in the deferred compensation expense line in the Consolidated Statements of Income.

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

Goodwill and Other Intangible Assets

The Company’s intangible assets include patents, agreements not to compete, trademarks, customer lists and relationships, technological and manufacturing know-how, supply contracts and goodwill, all of which were acquired as part of business or product line acquisitions. Intangible assets other than goodwill are determined to have either finite or indefinite useful lives. The Company currently has no indefinite-life intangible assets other than goodwill. The values for intangible assets with finite lives are amortized over the useful lives of the assets. Currently, the useful lives for the Company’s finite-lived intangible assets are as follows: patents – 10-15 years; non-compete agreements – five years; trademarks – 11 years; customer relationships – 10-13 years; supply contracts – four years and know-how – eight years. In addition, finite-life intangible assets are tested for impairment when events or changes in circumstances indicate that the carrying value of an intangible asset may not be recoverable. Goodwill is not amortized but is tested for impairment at least annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit to which goodwill relates below the reporting unit’s carrying value. See Note 4 for detailed information about goodwill and other intangible assets.

Income Taxes

Income taxes are accounted for under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements.  Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

Deferred tax assets are recognized to the extent that we believe these assets are more likely than not to be realized.  In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations.  If we determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

Uncertain tax positions are recorded in accordance with ASC 740 on the basis of a two-step process whereby (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying Consolidated Statement of Operations.  Accrued interest and penalties are included within the related tax liability line in the Consolidated Balance Sheet.

The SEC staff issued Staff Accounting Bulletin 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the U.S. Tax Cuts and Jobs Act (“Tax Act”).  SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740.  In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete.  To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements.  If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.

See Note 9 for detailed information about income taxes including SAB 118 disclosures.

Translation of Foreign Currencies

For the Company’s consolidated foreign subsidiaries whose functional currency is the local foreign currency, assets and liabilities are translated into U.S. dollars at exchange rates in effect at year end and revenues and expenses are translated at average exchange rates for the year. Any resulting translation adjustments are included in the consolidated balance sheets in the accumulated other comprehensive loss line of stockholders’ equity. Gains or losses on foreign currency transactions are reflected in the other, net caption of the consolidated statements of income. The Company has two foreign subsidiaries whose functional currencies are the U.S. dollar. For these subsidiaries, nonmonetary assets and liabilities are translated at historical rates, monetary assets and liabilities are translated at exchange rates in effect at year end, revenues and expenses are translated at average exchange rates for the year and translation gains and losses are included in the other, net caption of the consolidated statements of income.

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

At December 31, 2017, the Company held open forward contracts for the purchase of 0.8  million dekatherms of natural gas in 2018 at a cost of $2,520,970. The Company uses forward contracts to minimize its exposure to volatile natural gas prices.  Because the Company anticipates taking delivery of the natural gas for use in its operations, the forward contracts qualify for the normal purchase exception provided under U.S. GAAP for derivative instruments. The Company has elected the exception for such contracts.  As a result, the forward contracts are not accounted for as derivative instruments.  The cost of natural gas is charged to expense at the time the natural gas is delivered and used.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-9, Revenue from Contracts with Customers (Topic 606). The new update was later amended by ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. In addition, the ASU requires expanded disclosures about revenue recognition that enable the users of the financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. ASU No. 2014-09 supersedes most of the previous revenue recognition guidance. For public entities, the new guidance, as amended, is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company chose the modified retrospective approach to adopt the requirements of the new standard. The Company has finalized its review of existing contracts and determined the effect of the adoption of ASU No. 2014-9 on the Company’s financial statements.  The adoption of the new guidance will not materially affect the Company’s financial position, results of operations or cash flows. The Company’s future revenue recognition disclosures will be enhanced to comply with the expanded disclosure requirements of ASU No. 2014-9.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which adds or clarifies guidance on the classification of eight specific types of cash flows. The update is intended to reduce the existing diversity in practice with respect to the specific cash flow items. The amendments in ASU No. 2016-15 are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The Company determined that the adoption of ASU No. 2016-15 will not have an impact on the Company’s financial position or results of operations and will have an immaterial impact on cash flow presentation.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. The update requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Current accounting guidance prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. The amendments in ASU No. 2016-16 are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted for all entities as of the beginning of an annual reporting period for which financial statements (interim or annual) have not been issued or made available for issuance. That is, earlier adoption should be in the first interim period if an entity issues interim financial statements. The amendments in this update should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company determined that this pronouncement will have an immaterial impact on the Company’s financial position, results of operations and cash flows.

In January 2017, the FASB issued ASU No. 2017-4, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates Step 2 from the goodwill impairment test. When an indication of impairment was identified after performing the first step of the goodwill impairment test, Step 2 required that an entity determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) using the same procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Under the amendments in ASU No. 2017-4, an entity would perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying value. An entity would recognize an impairment charge for the amount by which the carrying value exceeds the reporting unit’s fair value. In addition, an entity must consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. A public business entity that is a U.S. Securities and Exchange commission filer should adopt the amendments in ASU No. 2017-4 for its annual, or any interim, goodwill impairment tests in fiscal years beginning after December 15, 2019. The adoption of the guidance in ASU No. 2017-4 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In March 2017, the FASB issued ASU No. 2017-7, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which amends existing guidance for the income statement presentation of the components of net periodic benefit cost for an entity’s sponsored defined benefit pension and other postretirement plans. The amended guidance requires entities to include the current service component of net periodic benefit cost in employee compensation costs in the income statement and to include all other components elsewhere in the income statement outside of income from operations. In addition, only the service cost component of net benefit cost is eligible for capitalization. For the Company, ASU No. 2017-7 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted as of the beginning of any annual period for which an entity’s financial statements have not been issued. The requirements for the separate presentation of the service cost component and the other components of net periodic benefit cost must be adopted on a retrospective basis. The requirement to capitalize only the service component of net periodic benefit cost must be adopted on a prospective basis. Adoption of ASU No. 2017-7 will affect the presentation of the Company’s results of operations but not the Company’s financial position or cash flows.

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

In January 2018, the FASB issued ASU No. 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842, which permits an entity to select an optional transition practical expedient to not evaluate under Topic 842 existing or expired land easements that were not previously accounted for as leases under the current leases guidance in Topic 840. An entity that elects this practical expedient should apply the practical expedient consistently to all of its existing or expired land easements that were not previously accounted for as leases under Topic 840. Once an entity adopts Topic 842, it should apply that Topic prospectively to all new (or modified) land easements to determine whether the arrangement should be accounted for as a lease. An entity that does not elect this practical expedient should evaluate all existing or expired land easements in connection with the adoption of the new lease requirements in Topic 842 to assess whether they meet the definition of a lease. An entity should continue to apply its current accounting policy for accounting for land easements that existed before the entity’s adoption of Topic 842. This update is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. The Company is assessing the quantitative impact that adoption of ASU No. 2018-01 will have on its financial position, results of operations and cash flows.

2.  Fair Value Measurements

The following were the financial instruments held by the Company at December 31, 2017 and 2016, and the methods and assumptions used to estimate the instruments’ fair values:

Cash and cash equivalents

Carrying value approximated fair value because of the short maturity of the instruments.

Derivative assets and liabilities

Derivative assets and liabilities include the foreign currency exchange and interest rate contracts discussed in Note 3.  Fair value and carrying value were the same because the contracts were recorded at fair value.  The fair values of the foreign currency contracts were calculated as the difference between the applicable forward foreign exchange rates at the reporting date and the contracted foreign exchange rates multiplied by the contracted notional amounts.  The fair values of the interest rate swaps were calculated as the difference between the contracted swap rate and the current market replacement swap rate multiplied by the present value of one basis point for the notional amount of the contract.  See the table that follows the financial instrument descriptions for the reported fair values of derivative assets and liabilities.

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

At December 31, 2017 and 2016, the fair values and related carrying values of debt, including current maturities, were as follows (the fair value and carrying value amounts are presented without regard to unamortized debt issuance costs of $987,000, and $1,141,000  as of December 31, 2017 and 2016, respectively):

	December 31
(In thousands)	2017	2016
Fair value	$293,272	$316,364

Carrying value	291,786	318,154

The following tables present financial assets and liabilities measured on a recurring basis at fair value as of December 31, 2017 and 2016, and the level within the fair value hierarchy in which the fair value measurement falls:

(In thousands)	December 2017	Level 1	Level 2	Level 3
Mutual fund assets	$28,270	$28,270	$—	$—
Derivative assets:
Foreign currency contracts	335	—	335	—
Total assets at fair value	$28,605	$28,270	$335	$—

Derivative liabilities:
Foreign currency contracts	$94	$—	$94	$—

(In thousands)	December 2016	Level 1	Level 2	Level 3
Mutual fund assets	$24,055	$24,055	$—	$—
Derivative assets:
Foreign currency contracts	453	—	453	—
Total assets at fair value	$24,508	$24,055	$453	$—

Derivative liabilities:
Foreign currency contracts	$469	$—	$469	$—
Total liabilities at fair value	$469	$—	$469	$—

3.  Derivative Instruments

The Company is exposed to certain risks relating to its ongoing business operations. The primary risk managed by the use of derivative instruments is foreign currency exchange risk. The Company holds forward foreign currency exchange contracts that are not designated as any type of accounting hedge as defined by U.S. generally accepted accounting principles. The Company uses these contracts to manage its exposure to exchange rate fluctuations on certain Company subsidiary cash, accounts receivable, accounts payable and other obligation balances that are denominated in currencies other than the entities’ functional currencies. The forward foreign exchange contracts are recognized on the balance sheet as either an asset or a liability measured at fair value. Gains and losses arising from recording the foreign exchange contracts at fair value are reported in earnings as offsets to the losses and gains reported in earnings arising from the re-measurement of the receivable and payable balances into the applicable functional currencies. At December 31, 2017 and 2016, the Company had open forward foreign currency exchange contracts, all with durations of one to three months, to buy or sell foreign currencies with a U.S. dollar equivalent of $41,196,629 and $33,372,000 , respectively.

The Company held no interest rate contracts at December 31, 2017 or December 31, 2016. The Company held an interest rate swap contract with a notional value of $ $3,724,000 at December 31, 2015. In the fourth quarter of 2016, the underlying loan that was hedged with the interest rate swap contract was paid in full, and the contract was terminated. The loss realized from the termination of the interest rate swap was immaterial.

The fair values of the derivative instruments held by the Company on December 31, 2017, and December 31, 2016, are disclosed in Note 2. Derivative instrument gains and losses for the years ended December 31, 2017, 2016 and 2015, were immaterial. For amounts reclassified out of AOCI into earnings for the years ended December 31, 2017, 2016 and 2015, see Note 19.

4. Goodwill and Other Intangible Assets

The changes in the carrying value of goodwill for the years ended December 31, 2017 and 2016, were as follows:

	Surfactants Segment		Polymer Segment		Specialty Products Segment		Total
(In thousands)	2017	2016	2017	2016	2017	2016	2017	2016
Balance as of January 1
Goodwill	$22,958	$8,869	$5,334	$5,380	$483	$483	$28,775	$14,732
Accumulated impairment loss	(3,467)	(3,467)	—	—	—	—	(3,467)	(3,467)
Goodwill, net	19,491	5,402	5,334	5,380	483	483	25,308	11,265
Goodwill acquired (a)	—	14,327	—	—	—	—	—	14,327
Goodwill measurement period adjustment(a)	(120)	—	—	—	—	—	(120)	—
Foreign currency translation	(211)	(238)	141	(46)	—	—	(70)	(284)
Balance as of December 31
Goodwill	22,627	22,958	5,475	5,334	483	483	28,585	28,775
Accumulated impairment loss	(3,467)	(3,467)	—	—	—	—	(3,467)	(3,467)
Goodwill, net	$19,160	$19,491	$5,475	$5,334	$483	$483	$25,118	$25,308
(a)	See Note 20 for information regarding the goodwill acquired in a business combination.

The Company tests its goodwill balances for impairment in the second quarter of each calendar year. The 2017 and 2016 tests indicated no impairment.

The following table presents the components of other intangible assets, all of which have finite lives, as of December 31, 2017 and 2016.  The year-over-year changes in gross carrying values mainly resulted from the effects of foreign currency translation.

	Gross Carrying Value		Accumulated Amortization
	December 31		December 31
(In thousands)	2017	2016	2017	2016
Other Intangible Assets:
Patents	$6,947	$6,947	$3,893	$3,294
Non-compete agreements	453	$461	113	$15
Trademarks	4,087	4,087	1,870	1,525
Customer lists	12,150	12,238	4,299	3,337
Supply contract	2,476	2,521	774	105
Know-how (a)	8,043	8,043	4,669	3,682
Total	$34,156	$34,297	$15,618	$11,958
(a)

Know-how includes intellectual property rights covering proprietary information, written formulae, trade secrets or secret processes, inventions and developmental products (whether patentable or not), discoveries, improvements, compositions, manufacturing processes, manuals, specifications and technical data

Aggregate amortization expense for the years ended December 31, 2017, 2016 and 2015, was $3,711,000, $2,845,000, and $2,816,000  , respectively. Estimated amortization expense for identifiable intangibles assets for each of the five succeeding fiscal years is as follows:

(In thousands)
For year ended 12/31/18	$3,584
For year ended 12/31/19	3,584
For year ended 12/31/20	3,435
For year ended 12/31/21	2,025
For year ended 12/31/22	1,368

5.  Inventories

The composition of inventories was as follows:

	December 31
(In thousands)	2017	2016
Finished products	$117,529	$127,597
Raw materials	55,219	46,066
Total inventories	$172,748	$173,663

Inventories are primarily priced using the last-in, first-out (LIFO) inventory valuation method. If the first-in, first-out (FIFO) inventory valuation method had been used for all inventories, inventory balances would have been approximately $33,518,000 and $25,872,000 higher than reported at December 31, 2017 and 2016, respectively.

6. Debt

Debt comprised the following at December 31, 2017 and 2016:

(In thousands)	Maturity Dates	December 31, 2017	December 31, 2016
Unsecured private placement notes
3.95% (net of unamortized debt issuance cost of $346 and $382 for 2017 and 2016, respectively)	2021-2027	$99,654	$99,618
3.86% (net of unamortized debt issuance cost of $343 and $390 for 2017 and 2016, respectively)	2019-2025	99,657	99,610
4.86% (net of unamortized debt issuance cost of $191 and $225 for 2017 and 2016, respectively)	2018-2023	55,523	64,775
5.88% (net of unamortized debt issuance cost of $95 and $116 for 2017 and 2016, respectively)	2018-2022	28,476	34,170
5.69% (net of unamortized debt issuance cost of $12 and $28 for 2017 and 2016, respectively)	2018	5,703	11,400
Debt of foreign subsidiaries
Unsecured bank debt, foreign currency	2018	1,786	432
Secured bank debt, foreign currency	2018	—	7,008
Total debt		$290,799	$317,013
Less current maturities		22,500	28,154
Long-term debt		$268,299	$288,859

The majority of the Company’s long-term debt financing is composed of unsecured private placement notes issued to insurance companies, totaling $290,000,000 as of December 31, 2017. These notes are denominated in U.S. dollars and have fixed interest rates ranging from 3.86 percent to 5.88 percent. At inception, these notes had final maturities of 12 to 13 years with remaining amortization scheduled from 2018 to 2027.

At December 31, 2017 the Company had a committed $125,000,000 multi-currency five-year revolving credit agreement. This unsecured facility was the Company’s primary source of short-term borrowings and the Company was able to draw on this agreement as needed to finance certain acquisitions, working capital and for general corporate purposes. This facility was scheduled to expire on July 10, 2019.  On December 31, 2017, the Company had outstanding letters of credit of $4,677,000 and no borrowings under this agreement with $120,323,000 remaining available. On January 30, 2018, the Company entered into a five year committed $350,000,000 multi-currency revolving credit facility that matures on January 30, 2023 with a syndicate of banks.  This credit facility replaced the Company’s prior $125,000,000 credit agreement.  See Note 26 - Subsequent Events for more details.

Loans under the credit agreement in place at December 31, 2017 could have been incurred, at the discretion of the Company, with terms to maturity of 1 to 180 days. The Company may have chosen from several interest rate options, including (1) LIBOR applicable to each currency plus spreads ranging from 0.975 percent to 1.525 percent, depending on the Company’s leverage ratio or (2) the prime rate plus zero percent to 0.525 percent, depending on the leverage ratio. The credit agreement required the Company to pay a facility fee ranging from 0.150 percent to 0.350 percent, which also depended on the leverage ratio. The credit agreement required the maintenance of certain financial ratios and compliance with certain other covenants that are similar to the Company’s existing debt agreements, including net worth, interest coverage and leverage financial covenants and limitations on restricted payments, indebtedness and liens.

In addition to the unsecured private placement notes and the revolving credit facility, the Company’s foreign subsidiaries had $1,786,000 of unsecured debt at December 31, 2017.

The Company’s loan agreements in the U.S. and Philippines contain provisions, which, among others, require maintenance of certain financial ratios and place limitations on additional debt, investments and payment of dividends. Based on the loan agreement provisions that place limitations on dividend payments, unrestricted retained earnings (i.e., retained earnings available for dividend distribution) were $190,495,000 and $157,606,000  at December 31, 2017, and 2016, respectively.

Debt at December 31, 2017, matures as follows: $22,500,000 in 2018; $29,286,000 in 2019; $29,286,000 in 2020; $43,572,000 in 2021; $43,572,000 in 2022 and $123,570,000 after 2022. Debt maturing in 2018 includes $20,714,000 of scheduled repayments under long-term debt agreements and $1,786,000 of debt of foreign subsidiaries under short-term working capital loans. These short-term loan agreements are routinely renewed, but could be supplemented or replaced, if necessary, by the Company’s $350,000,000 revolving credit agreement entered into on January 30, 2018.

Net interest expense for the years ended December 31, 2017, 2016 and 2015, comprised the following:

(In thousands)	2017	2016	2015
Interest expense	$14,428	$15,240	$15,488
Interest income	(2,075)	(1,247)	(217)
	12,353	13,993	15,271
Capitalized interest	(909)	(788)	(738)
Interest expense, net	$11,444	$13,205	$14,533

7. Leased Properties

The Company leases certain property and equipment (primarily transportation equipment, buildings and land) under operating leases, which are denominated in local currencies. Total rental expense was $10,807,000, $8,595,000, and $7,097,000  in 2017, 2016 and 2015, respectively.

Consolidated Company minimum future rental payments under operating leases with initial or remaining noncancelable lease terms in excess of one year as of December 31, 2017, are:

(In thousands)
Year
2018	$8,950
2019	6,659
2020	5,967
2021	4,683
2022	4,099
Subsequent to 2022	20,173
Total minimum future rental payments	$50,531

8. Other, Net

Other, net in the consolidated statements of income included the following for the years ended December 31, 2017, 2016 and 2015:

(In thousands)	2017	2016	2015
Foreign exchange gains (losses)	$(646)	$(14)	$686
Investment income	989	690	877
Realized and unrealized gains on investments	4,178	152	21
Other, net	$4,521	$828	$1,584

9.  Income Taxes

The provisions for taxes on income and the related income before taxes for the years ended December 31, 2017, 2016 and 2015, were as follows:

(In thousands)	2017	2016	2015
Taxes on Income
Federal
Current	$32,299	$18,811	$7,697
Deferred	(1,744)	(3,192)	3,890
State
Current	1,764	2,273	1,559
Deferred	192	(1,171)	(225)
Foreign
Current	13,077	14,960	14,562
Deferred	2,102	(4,063)	(664)
Total	$47,690	$27,618	$26,819
Income before Taxes
Domestic	$72,662	$64,675	$48,721
Foreign	66,575	49,141	54,135
Total	$139,237	$113,816	$102,856

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”).  The Tax Act makes broad and complex changes to the U.S. tax code that affects the Company’s income tax provision for 2017, including, but not limited to, (1) a one-time transition tax (“Transition Tax”) on certain unrepatriated earnings of foreign subsidiaries that is payable over eight years and (2) bonus depreciation that will allow for full expensing of qualified property.

The Tax Act also establishes new tax laws that will affect the Company’s income tax provision for 2018, including, but not limited to, (1) reduction of the U.S. federal corporate income tax rate; (2) a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries; (3) a new provision designed to tax global intangible low-taxed income, which allows for the possibility of using foreign tax credits (FTCs) and a deduction of up to 50 percent to offset the income tax liability (subject to some limitations); (4) the creation of the base erosion anti-abuse tax, a new minimum tax; (5) limitations on the use of FTCs to reduce the U.S. income tax liability; (6) limitations on net operating losses (NOLs) generated after December 31, 2017, to 80 percent of taxable income; (7) a new limitation on deductible interest expense; (8) elimination of the corporate alternative minimum tax; (9) the repeal of the domestic production activity deduction; and (10) limitations on the deductibility of certain executive compensation.

The variations between the effective and statutory U.S. federal income tax rates are summarized as follows:

(In thousands)	2017 Amount	%	2016 Amount	%	2015 Amount	%
Federal income tax provision at statutory tax rate	$48,733	35.0	$39,836	35.0	$36,000	35.0
State tax provision on income less applicable federal tax benefit	1,271	0.9	716	0.6	867	0.8
Foreign income taxed at different rates	(8,075)	(5.8)	(6,325)	(5.6)	(5,060)	(4.9)
Repatriation of foreign earnings	(1,054)	(0.8)	14	—	21	—
Unrecognized tax benefits	(47)	0.0	23	—	1,536	1.5
Domestic production activities deduction	(1,339)	(1.0)	(1,633)	(1.4)	(884)	(0.9)
Nontaxable foreign interest income	(2,073)	(1.5)	(2,030)	(1.8)	(2,106)	(2.0)
U.S. tax reform, net impact (a)	14,807	10.7	—	—	—	—
Change in accounting method for depreciation	(893)	(0.6)	—	—	—	—
Stock based compensation, excess tax benefits(b)	(2,254)	(1.6)	(1,878)	(1.7)	—	—
U.S. tax credits	(1,204)	(0.9)	(1,100)	(1.0)	(3,465)	(3.4)
Non-deductible expenses and other items, net (c)	(182)	(0.1)	(5)	0.2	(90)	—
Total income tax provision	$47,690	34.3	$27,618	24.3	$26,819	26.1

(a)	Does not include state tax impacts, which are included in state tax provision on income less applicable federal tax benefit.
(b)

Excess tax benefits related to employee share-based payment transactions recognized in 2017 and 2016 resulting from the adoption of ASU No. 2016-9.  There is no effect for 2015 because the recognition of excess tax benefits in the tax provision is to be done only on a prospective basis, beginning with the year of adopting the new guidance, which was 2016.

(c)	Certain 2016 and 2015 amounts have been reclassified to conform to the current year presentation.

For various reasons that are discussed more fully below, we have not completed our accounting for the income tax effects of certain elements of the Tax Act.  If we were able to make reasonable estimates of the effects of elements for which our analysis is not yet complete, we recorded provisional adjustments.  If we were not yet able to make reasonable estimates of the impact of certain elements, we have not recorded any adjustments related to those elements and have continued accounting for them in accordance with ASC 740 on the basis of the tax laws in effect before the Tax Act.

We were able to make reasonable estimates of certain effects and, therefore, recorded the following provisional adjustments:

Reduction of US federal corporate tax rate:  The Tax Act reduces the corporate tax rate to 21 percent, effective January 1, 2018.  For certain of our deferred tax assets, we have recorded a provisional decrease of $31.8 million, which is offset by a provisional $36.3 million decrease in our deferred tax liabilities, resulting in a corresponding net adjustment to deferred income tax benefit of $4.5 million attributable to the rate reduction for the year ended December 31, 2017.  While we are able to make a reasonable estimate of the impact of the reduction in corporate rate, it may be affected by other analyses related to the Tax Act, including, but not limited to, our calculation of deemed repatriation of deferred foreign income and the state tax effect of adjustments made to federal temporary differences.

Deemed Repatriation Transition Tax:  The Transition Tax is a tax on previously untaxed accumulated and current earnings and profits (E&P) of certain of our foreign subsidiaries.  To determine the amount of the Transition Tax, we must determine, in addition to other factors, the amount of post-1986 E&P of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings.  We are able to make a reasonable estimate of the Transition Tax and recorded a provisional Transition Tax obligation of $19.4 million.  However, we are continuing to gather additional information to more precisely compute the amount of the Transition Tax.

Pursuant to the Tax Act, the Company will make an election to pay this liability in installments over eight years.  Consequently, $18.1 million of this liability has been recorded as noncurrent taxes payable and $1.3 million as current taxes payable in the Company’s consolidated balance sheet as of December 31, 2017.

We were not yet able to make reasonable estimates of the following effects and, therefore, no provisional adjustments were recorded:

Global intangible low taxed income (“GILTI”):  The Tax Act requires the Company to include certain income (GILTI) of its foreign subsidiaries in gross income.  The amount of this inclusion is determined under complex rules, and depends, in part, on the character of income earned by the foreign subsidiaries, the tax bases of those subsidiaries’ assets and the amount of certain interest expenses.

Under U.S. GAAP, we are allowed to make an accounting policy choice of either (1) treating taxes due on future income inclusions related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) accounting for such amounts in measuring deferred taxes (the “deferred method”).  Our selection of an accounting policy with respect to the new GILTI tax rules will depend, in part, on analyzing our global income to determine whether we expect to have future income inclusions related to GILTI and, if so, what the impact is expected to be.  These determinations depend not only on our current structure and estimated future results of global operations but also our intent and ability to modify our structure and/or our business.  Therefore, we have not made any adjustments or estimates related to any potential tax liabilities related to GILTI in our financial statements and have not made a policy decision regarding whether to record deferred tax liabilities related to GILTI.

Cost recovery: We have not yet completed all of the computations necessary or completed an inventory of our 2017 expenditures that qualify for immediate expensing.  Therefore, we have not made any adjustments or estimates related to any potential tax liabilities in our financial statements related to immediate expensing.

Deductibility of Executive Compensation:  The Tax Act amended certain aspects of Section 162(m) of the Internal Revenue Code (“Section 162(m)”), which generally disallows a tax deduction for annual compensation paid to “covered employees” in excess of $1 million, including eliminating an exception to the deduction limit for “qualified performance-based compensation”, effective for tax years beginning after December 31, 2017.  The Tax Act provides for a grandfather provision, pursuant to which remuneration that is provided pursuant to a written binding contract in effect on November 2, 2017, and which has not been modified in any material respect on or after that date, will not be subject to the amendments made to Section 162(m) by the Tax Act and will remain eligible for deduction as qualified performance-based compensation. To the extent available, we intend to continue to treat “qualified performance-based compensation” that is grandfathered under the Tax Act as deductible compensation. We have not yet completed our evaluation of our existing compensation arrangements to determine whether any amounts payable to our Section 162(m) covered employees may continue to constitute qualified performance-based compensation under Section 162(m) and qualify under the grandfather provision. Therefore, we have not made any adjustments or estimates related to any potential tax liabilities in our financial statements related to the amendments to Section 162(m).

Valuation allowances: The Company must assess whether valuation allowances assessments are affected by various aspects of the Tax Act (e.g., GILTI inclusions and new categories of FTCs).  Since, as discussed herein, the Company has recorded no amounts related to certain portions of the Tax Act, any corresponding determination of the need for or change in a valuation allowance has not been completed and no changes to valuation allowances as a result of the Tax Act have been recorded.

At December 31, 2017 and 2016, the tax effects of significant temporary differences representing deferred tax assets and liabilities were as follows:

(In thousands)	2017	2016
Deferred Tax Liabilities:
Depreciation	$(51,244)	$(75,973)
Unrealized foreign exchange loss	(734)	(631)
Other	(2,066)	(2,756)
	$(54,044)	$(79,360)
Deferred Tax Assets:
Pensions	$7,884	$12,077
Deferred revenue	232	940
Other accruals and reserves	13,660	20,590
Inventories	1,182	1,815
Legal and environmental accruals	7,243	11,503
Deferred compensation	15,402	24,485
Bad debt and rebate reserves	2,865	4,195
Non-U.S. subsidiaries net operating loss carryforwards	2,657	1,201
Tax credit carryforwards	1,851	1,599
	$52,976	$78,405
Valuation Allowance	$(2,255)	$(1,815)
Net Deferred Tax Liabilities	$(3,323)	$(2,770)
Reconciliation to Consolidated Balance Sheet:
Non-current deferred tax assets (in other non-current assets)	7,639	9,727
Non-current deferred tax liabilities	(10,962)	(12,497)
Net Deferred Tax (Liabilities) Assets	$(3,323)	$(2,770)

Earnings generated by a foreign subsidiary are presumed to ultimately be transferred to the parent company.  Therefore, the establishment of deferred taxes may be required with respect to the excess of the investment value for financial reporting over the tax basis of investments in those foreign subsidiaries (also referred to as book-over-tax outside basis differences).  A company may overcome this presumption and forgo recording a deferred tax liability in its financial statements if it can assert that management has the intent and ability to indefinitely reinvest the earnings of its foreign subsidiaries.  Prior to the year ended December 31, 2017, the Company has not provided deferred U.S., foreign or local income taxes on the book-over-tax outside basis differences of its foreign subsidiaries because such excess has been considered to be indefinitely reinvested in the local country businesses.  As discussed above, the Company has recorded $19.4 million in income tax expense, representing U.S. federal and state taxes expected to be incurred pursuant to the deemed repatriation of its foreign subsidiary earnings under the Tax Act in its consolidated statement of operations for the year ended December 31, 2017.  Pursuant to the Tax Act, the Company now has the ability to repatriate to the U.S. parent the foreign cash associated with these foreign earnings as these earnings have already been subject to U.S. federal taxes.  This cash may, however, be subject to foreign income and/or local country taxes if repatriated to the U.S.  In addition, repatriation of some foreign cash balances may be further restricted by local laws.  The Company is currently analyzing its foreign capital structure in order to determine the amount of cash at its foreign subsidiaries that can be repatriated to the U.S. with minimal additional taxes.  This evaluation requires judgment about the future operating and liquidity needs of the Company and its foreign subsidiaries.  Until such time as the Company completes this analysis, the Company maintains its assertion of indefinite reinvestment in its foreign earnings.

The Company has non-U.S. tax loss carryforwards of $10,352,000 (pretax) as of December 31, 2017, and $4,655,000 as of December 31, 2016, that are available for use by the Company between 2018 and 2037.  The Company has tax credit carryforwards of $1,851,000 as of December 31, 2017, and $1,599,000 as of December 31, 2016 that are available for use by the Company between 2018 and 2027.

At December 31, 2017, the Company had valuation allowances of $2,255,000, which were primarily attributable to deferred tax assets in China, India, the Philippines and Singapore.  The realization of deferred tax assets is dependent on the generation of sufficient taxable income in the appropriate tax jurisdictions.  The Company believes that it is more likely than not that the related deferred tax assets will not be realized.

As of December 31, 2017 and 2016, unrecognized tax benefits totaled $1,927,000 and $1,931,000, respectively.  The amount of unrecognized tax benefits that, if recognized, would favorably affect the Company’s effective income tax rate in any future periods, net of the federal benefit on state issues, was approximately $1,917,000, $1,921,000 and $1,948,000 at December 31, 2017, 2016 and 2015, respectively.  The Company believes it is reasonably possible that the amount of unrecognized tax benefits related to its current uncertain tax positions could decrease by up to $1,780,000 over the next 12 months.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense.  In 2017, the Company recognized net interest and penalty expense of $3,000 compared to $9,000 of net interest and penalty expense in 2016 and $6,000 of net interest and penalty income in 2015.  At December 31, 2017 the liability for interest and penalties was $56,000 compared to $53,000 at December 31, 2016.

The Company files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions.  The Company is not subject to U.S. federal income tax examinations by tax authorities for years before 2011.  In addition, 2013 is no longer subject to U.S. federal income tax examinations.  Some foreign jurisdictions and various U.S. states jurisdictions may be subject to examination back to 2011.

During 2016, the Internal Revenue Service started its audit of the 2011 and 2012 tax years. As of December 31, 2017, these audits were still open and the Company had not been notified of any significant proposed adjustments.

Below are reconciliations of the January 1 and December 31 balances of unrecognized tax benefits for 2017, 2016 and 2015:

(In thousands)	2017	2016	2015
Unrecognized tax benefits, opening balance	$1,931	$1,958	$464
Gross increases – tax positions in prior period	—	—	1,526
Gross increases – current period tax positions	20	35	29
Foreign currency translation	69	(43)	(37)
Lapse of statute of limitations	(93)	(19)	(24)
Unrecognized tax benefits, ending balance	$1,927	$1,931	$1,958

10. Stockholders’ Equity

At December 31, 2017 and 2016, treasury stock consisted of 3,561,509 shares and 3,470,084 shares of common stock, respectively. During 2017, 57,963 shares of Company common stock were purchased in the open market and 18,827 shares of Company common stock were purchased from Company Retirement Plans.  In addition, 22,598 shares were received to settle employees’ minimum statutory withholding taxes related to performance stock awards, exercised SARs and deferred compensation distributions. Also, 7,965 shares of treasury stock were distributed to participants under the Company’s deferred compensation plan.

11. Stock-based Compensation

On December 31, 2017, the Company had stock options and stock awards outstanding under its 2006 Incentive Compensation Plan (2006 Plan) and stock options, stock awards and SARs under its 2011 Incentive Compensation Plan (2011 Plan). Stock options, stock awards and SARs are currently granted to Company executives and other key employees. No further options or awards may be granted under the 2006 Plan. The 2011 Plan authorized the award of 2,600,000 shares of the Company’s common stock for stock options, SARs and stock awards. At December 31, 2017, there were 945,161 shares available for grant under the 2011 Plan.

Compensation expense recorded in the consolidated statements of income for all plans was $7,151,000, $12,618,000, and $4,374,000  for the years ended December 31, 2017, 2016 and 2015, respectively. The decrease in stock-based compensation in 2017 versus 2016 was primarily due to the decrease in compensation related to cash-settled SARs.  Due to a decrease in the market value of Company common stock from $81.48 at December 31, 2016 to $78.97 at December 31, 2017, the fair value of SARs decreased, resulting in a decrease of the Company’s SARs liability. In 2016, the market value of Company common stock increased $31.79 from 2015 market value, resulting in an increase of the Company’s SARs liability.  In addition, performance stock awards compensation expenses decreased year-over-year.

The total income tax benefit recognized in the income statement for share-based compensation arrangements was $2,980,124, $4,761,000, and $1,654,000  for the years ended December 31, 2017, 2016 and 2015, respectively.

Stock Options

Under all plans, stock option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. The market price is defined and calculated as the average of the opening and closing prices for Company common stock on the grant date as reported in the New York Stock Exchange – Composite Transactions. Stock option awards granted prior to 2017 cliff vest after two years.  Stock options granted in 2017 have a three-year graded vesting feature, with one-third of the awards vesting each year.  The Company has elected the straight-line method of expense attribution for the stock options with graded vesting feature.  These options have  8- to 10-year contractual terms. The fair value of each option award was estimated on the date of grant using the Black-Scholes option valuation model incorporating the weighted-average assumptions noted in the following table. Expected volatility is based on the historical volatility of the Company’s stock. The Company also uses historical data to estimate the expected term of options granted. The risk-free rate is the U.S. Treasury note rate that corresponds to the expected option term at the date of grant. The following are the weighted-average assumptions used to calculate the grant-date fair values of stock option awards granted in the years ended December 31, 2017, 2016 and 2015:

	For the Years Ended December 31
	2017	2016	2015
Expected dividend yield	1.39%	1.45%	1.53%
Expected volatility	30.01%	35.62%	40.32%
Expected term	7.2 years	7.3 years	7.3 years
Risk-free interest rate	2.22%	1.52%	1.96%

A summary of stock option activity for the year ended December 31, 2017 is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Options
Outstanding at January 1, 2017	436,126	$42.99
Granted	71,434	78.56
Exercised	(104,277)	32.32
Forfeited	(11,478)	50.78
Outstanding at December 31, 2017	391,805	52.09	6.33	$10,532
Vested or expected to vest at December 31, 2017	384,777	51.95	6.29	10,396
Exercisable at December 31, 2017	230,118	47.62	4.77	7,214

The weighted-average grant-date fair values of options awarded during the years ended December 31, 2017, 2016 and 2015, were $24.49, $14.70, and $15.59, respectively. The total intrinsic values of options exercised during the years ended December 31, 2017, 2016, and 2015 were $5,232,000, $6,620,000, and $1,426,000, respectively.

As of December 31, 2017, the total unrecognized compensation cost for unvested stock options was $1,179,000. That cost is expected to be recognized over a weighted-average period of 2.0 years.

Cash received from stock option exercises under the Company’s stock option plans for the years ended December 31, 2017, 2016, and 2015 was $3,370,000, $4,017,000, and $777,000 , respectively. The actual tax benefit realized for the tax deductions from stock option exercises totaled $1,455,000, $1,899,000, and $351,000  for the years ended December 31, 2017, 2016 and 2015, respectively.

Stock Awards

In 2015, 2016, and 2017, the Company granted stock awards under the 2011 Plan. Most Company stock awards are granted in the form of performance awards. The performance stock awards vest only upon the Company’s achievement of certain Board of Directors approved levels of financial performance by the end of specified measurement periods. The number of Company shares of common stock ultimately distributed, if any, is contingent upon the Company’s actual financial performance attained by the end of the measurement period relative to the Board of Directors approved targets. The fair value of performance stock awards equals the grant-date market price of the Company’s common stock, discounted for the estimated amount of dividends that would not be received during the measurement period. Compensation expense is recorded each reporting period based on the probable number of awards that will ultimately vest given the projected level of financial performance. If at the end of the measurement period the performance objectives are not met, no compensation cost is recognized and any compensation expense recorded in prior periods is reversed. Periodically, the Company also grants stock awards that have no performance conditions associated with their vesting.  These stock awards vest based on the service time established for the given grant.

A summary of stock award activity for the year ended December 31, 2017, is presented below:

	Shares	Weighted-Average Grant Date Fair Value
Stock Awards
Unvested at January 1, 2017	256,766	$40.74
Granted	40,171	75.94
Vested	(113,738)	39.54
Forfeited	(14,166)	45.93
Unvested at December 31, 2017	169,033

The weighted-average grant-date fair values of stock awards granted during the years ended December 31, 2017, 2016 and 2015, were $75.94, $41.81, and $39.11 , respectively. As of December 31, 2017, under the current Company assumption as to the number of stock award shares that will vest at the measurement periods ended December 31, 2018 and 2019, there was $3,737,000 of unrecognized compensation cost for unvested stock awards. That cost is expected to be recognized over a period of 1.5 years.

SARs

At December 31, 2017, the Company had both cash-settled and Company stock-settled SARs outstanding. SARs granted prior to 2015 are cash-settled, and SARs granted after 2014 are stock-settled. SARs granted prior to 2017 cliff vest after two years.  SARs granted in 2017 have a three-year graded vesting feature, with one-third of the awards vesting each year.  The Company has elected the straight-line method of expense attribution for the SARs with graded vesting feature.  All SARs expire ten years from the grant date. Upon the exercise of a SARs award, a participant receives in cash (for cash-settled SARs) or Company common stock (for stock-settled SARs) an amount that equals the excess of the fair market value of a share of Company common stock at the date of exercise over the fair market value of a share of Company common stock at the date of grant (the exercise price).  Cash-settled SARs are accounted for as liabilities that must be re-measured at fair value at the end of every reporting period until settlement. Compensation expense for each reporting period is based on the period-to-period change (or portion of the change, depending on the proportion of the vesting period that has been completed at the reporting date) in the fair value of the SARs.   Compensation expense for stock-settled SARs is based on the grant-date value of the awards allocated over the proportion of the vesting period that has been completed at the reporting date. Because stock-settled SARs are considered equity instruments, they are not re-measured at fair value at the end of each reporting period.

The following is a summary of SARs activity for the year ended December 31, 2017:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
SARs
Outstanding at January 1, 2017	553,582	$47.81
Granted	148,723	78.73
Exercised	(73,739)	44.67
Forfeited	(11,916)	68.95
Outstanding at December 31, 2017	616,650	55.23	7.46	$14,640

The weighted-average grant-date fair values of SARs granted during the years 2017, 2016 and 2015 were $24.90, $14.69, and $15.60 , respectively. The fair value for each SARs award was estimated using the Black-Scholes valuation model incorporating the same assumptions as noted for stock options.

As of December 31, 2017 and 2016, the liability for cash-settled SARs recorded on the consolidated balance sheet (non-current liabilities) was $4,760,000 and $5,832,000, respectively. At December 31, 2017, there was $2,398,000 of total unrecognized compensation cost related to all unvested SARs. That cost is to be recognized over a weighted-average period of 2.0 years.

In general, it is the Company’s policy to issue new shares of its common stock upon the exercise of stock options and stock-settled SARs or the vesting of stock awards.

12. Deferred Compensation

The Company sponsors deferred compensation plans that allow management employees to defer receipt of their annual bonuses and outside directors to defer receipt of their fees until retirement, departure from the Company or as otherwise elected. Compensation expense and the related deferred compensation obligation are recorded when the underlying compensation is earned. Over time, the deferred obligation may increase or decrease based on the performance results of investment options chosen by the plan participants. The investment options include Company common stock and a limited selection of mutual funds.  The Company maintains sufficient shares of treasury stock to cover the equivalent number of shares that result from participants elections of the Company common stock investment option.  As a result, the Company must periodically purchase its common shares in the open market or in private transactions. The Company purchases shares of the applicable mutual funds to fund the portion of its deferred compensation liabilities tied to such investments.

Some plan distributions may be made in cash or Company common stock at the option of the participant.  Other plan distributions can only be made in Company common stock. For deferred compensation obligations that may be settled in cash or Company common stock at the option of the participant, the Company must record appreciation in the market values of the investment choices made by participants as additional compensation expense.  Conversely, declines in the market values of the investment choices reduce compensation expense.  Increases and decreases of compensation expense that result from fluctuations in the underlying investments are recorded as part of operating expenses in the consolidated statements of income. The additional compensation expense resulting from the changes in the market values and earnings of the selected investment options was $4,857,000  $16,805,000 and $6,500,000 expense in 2017, 2016 and 2015, respectively. The decrease in expense between 2017 and 2016 was attributable to a decrease in the market value of the Company’s common stock and an increase in income from investments other than in Company’s common stock. Between 2016 and 2015, the price of the Company’s common stock significantly increased resulting in higher deferred compensation.  The obligations that must be settled only in Company common stock are treated as equity instruments; therefore, fluctuations in the market price of the underlying Company stock do not affect earnings. The Company’s deferred compensation liability was $58,915,000 and $60,328,000 at December 31, 2017 and 2016, respectively.

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

Obligations and Funded Status at December 31

	United States		United Kingdom
(In thousands)	2017	2016	2017	2016
Change in benefit obligation
Benefit obligation at beginning of year	$162,727	$160,789	$22,034	$19,950
Interest cost	6,651	6,934	592	733
Actuarial (gain) loss	9,109	1,538	(156)	5,614
Benefits paid	(7,129)	(6,534)	(516)	(513)
Foreign exchange impact	—	—	2,094	(3,750)
Benefit obligation at end of year	$171,358	$162,727	$24,048	$22,034

	United States		United Kingdom
(In thousands)	2017	2016	2017	2016
Change in plan assets
Fair value of plan assets at beginning of year	$137,092	$121,835	$20,336	$21,425
Actual return on plan assets	15,533	21,612	1,957	2,758
Employer contributions	2,412	179	365	378
Benefits paid	(7,129)	(6,534)	(516)	(513)
Foreign exchange impact	—	—	2,026	(3,712)
Fair value of plan assets at end of year	$147,908	$137,092	$24,168	$20,336

Over (Under) funded status at end of year	$(23,450)	$(25,635)	$120	$(1,698)

The amounts recognized in the consolidated balance sheets at December 31 consisted of

	United States		United Kingdom
(In thousands)	2017	2016	2017	2016
Non-current asset	$—	$—	$120	—
Current liability	(302)	(166)	—	—
Non-current liability	(23,148)	(25,469)	—	(1,698)
Net amount recognized	$(23,450)	$(25,635)	$120	$(1,698)

The amounts recognized in accumulated other comprehensive income at December 31 consisted of

	United States		United Kingdom
(In thousands)	2017	2016	2017	2016
Net actuarial loss	$39,801	$40,022	$5,743	$7,443

Below is information for pension plans with projected benefit obligations in excess of plan assets at December 31:

	United States		United Kingdom
(In thousands)	2017	2016	2017	2016
Projected benefit obligation	$171,358	$162,727	$—	$22,034
Accumulated benefit obligation	171,358	162,727	—	22,034
Fair value of plan assets	147,908	137,092	—	20,336

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income

Net periodic benefit costs for the years ended December 31, 2017, 2016 and 2015, were as follows:

	United States			United Kingdom
(In thousands)	2017	2016	2015	2017	2016	2015
Interest cost	$6,651	$6,934	$6,815	$592	$733	$789
Expected return on plan assets	(9,288)	(9,012)	(9,579)	(797)	(900)	(1,054)
Amortization of net actuarial loss	3,085	3,386	4,534	382	77	179
Net periodic benefit cost	$448	$1,308	$1,770	$177	$(90)	$(86)

Other changes in plan assets and benefit obligations recognized in other comprehensive income for the years ended December 31, 2017, 2016 and 2015, were as follows:

	United States			United Kingdom
(In thousands)	2017	2016	2015	2017	2016	2015
Net actuarial (gain) loss	$2,864	$(11,062)	$(1,110)	$(1,318)	$3,756	$(781)
Amortization of net actuarial loss	(3,085)	(3,386)	(4,534)	(382)	(77)	(179)
Total recognized in other comprehensive income	$(221)	$(14,448)	$(5,644)	$(1,700)	$3,679	$(960)
Total recognized in net periodic benefit cost and other comprehensive income	$227	$(13,140)	$(3,874)	$(1,523)	$3,589	$(1,046)

The estimated amounts that will be reclassified from accumulated other comprehensive income into net periodic benefit cost in 2018 are as follows:

(In thousands)	United States	United Kingdom
Net actuarial loss	$3,746	$222

Estimated Future Benefit Payments

(In thousands)	United States	United Kingdom
2018	$7,560	$504
2019	7,956	511
2020	8,438	516
2021	8,973	539
2022	9,448	585
2023-2027	51,168	3,548

Assumptions

The weighted-average assumptions used to determine benefit obligations at December 31 were as follows:

	United States		United Kingdom
	2017	2016	2017	2016
Discount rate	3.67%	4.17%	2.40%	2.60%

The weighted-average assumptions used to determine net periodic benefit costs for years ended December 31 were as follows:

	United States			United Kingdom
	2017	2016	2015	2017	2016	2015
Discount rate	4.17%	4.39%	4.09%	2.60%	4.00%	3.50%
Expected long-term return on plan assets	7.00%	7.00%	7.50%	3.77%	4.59%	4.66%

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

Investment Strategies and Policies

U.S. Plans

Plan assets are predominantly invested using active investment strategies, as compared to passive or index investing. An investment management firm hires and monitors underlying investment management firms for each asset category. Equity managers within each category cover a range of investment styles and approaches, including both active and passive, and are combined in a way that controls for capitalization, style biases, and country exposure versus benchmark indexes, while active managers focus primarily on stock selection to improve returns. Fixed income managers seek to reduce the volatility of the plan’s funded status by matching the duration with the plan’s liability while seeking to improve returns through security selection, sector allocation and yield curve management. Real estate (REIT) exposure is now categorized within mid cap equity and uses public core real estate strategies, which provide stable and high levels of current income and enhanced core strategies, which seek slightly higher returns by emphasizing appreciation.

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

Allowable investment categories include:

Equities: Common stocks of large, medium, and small companies, including both U.S. and non-U.S. based companies. The long-term target allocation for equities, excluding Company stock, is 50  percent.

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

Real Estate:  Public real estate funds using office, apartment, industrial, retail and other property types.  In prior years Real Estate investments were reflected as a separate line item within the Mutual Funds category.  Effective 2017, the majority of Real Estate assets have been removed from this category and are currently being captured within the Equities assets category.  This change was made by the Global Industry Classification Standard (GICS) to better reflect the equity security features of Real Estate Investment Trusts (REITs).

Commodities:  In previous years, the retirement plans invested in Commodity funds that match the index using commodity-linked derivative instruments while seeking to enhance overall returns through the use of fixed income securities.  The retirement plan exited commodities in 2017 because of their high correlation to long term fixed income - they no longer provided the diversification benefit to the long term asset allocation optimization.

Employer Securities: The retirement plans also hold shares of the Company’s common stock, which are purchased or sold by the trustee from time to time, as directed by the Plan Committee. At the direction of the Plan Committee, the plans sold 40,837 common shares to the Company’s ESOP trust on February 21, 2017, 18,827 shares to the Company on November 20, 2017, and 56,894 shares to the Company’s ESOP trust on February 23, 2016. The target allocation for employer securities is 20  percent of plan assets.

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

U.K. Plan

The objective of the U.K. defined benefit pension fund investment strategy is to maximize the long-term rate of return on plan assets within a medium level of risk in order to minimize the cost of providing pension benefits.  To that end, the plan assets are invested in an actively managed pooled fund of funds that diversifies its holdings among equity securities, debt securities, property and cash.  Essentially, the plan is to hold equity instruments to back the benefits of participants yet to retire and bonds and cash to back current pensioners. Although there are no formal target allocations for the plan assets, the fund will generally be heavily invested in equity securities.  Equity securities are selected from U.K., European, U.S. and emerging market companies.  Bonds include U.K. and other countries’ government notes and corporate debt of U.K and non-U.K. companies.  There are no specific prohibited investments, but the current managed fund will not allocate assets to derivatives or other financial hedging instruments.  Plan trustees meet regularly with the fund manager to assess the fund’s performance and to reassess investment strategy.   At December 31, 2017, the pension asset allocation was 58 percent equities, 29 percent fixed income, seven percent insurance contracts, three percent real estate and three  percent cash.

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

Plan Assets

U.S. Plans

The Company’s asset allocations for its U.S. pension plans at December 31, 2017 and 2016, by asset category, were as follows:

	December 31, 2017
(In thousands)	Level 1	Level 2	Level 3	Total
Cash and Cash Equivalents	$4,903	$—	$—	$4,903
Equity Securities
U.S. Equities	37,753	—	—	37,753
Non-U.S. Equities	31,581	47	—	31,628
Employer Securities	30,197	—	—	30,197
Total Equities	99,531	47	—	99,578
Fixed Income Securities
U.S. Corporate Bonds	—	28,744	—	28,744
U.S. Government and Agency Bonds	5,545	1,045	—	6,590
Other Bonds	—	8,093	—	8,093
Total Fixed Income	5,545	37,882	—	43,427
Total	$109,979	$37,929	$—	$147,908

	December 31, 2016
(In thousands)	Level 1	Level 2	Level 3	Total
Cash and Cash Equivalents	$3,633	$275	$—	$3,908
Equity Securities
U.S. Equities	29,390	—	—	29,390
Non-U.S. Equities	14,637	—	—	14,637
Employer Securities	36,018	—	—	36,018
Total Equities	80,045	—	—	80,045
Fixed Income Securities
U.S. Corporate Bonds	—	28,278	—	28,278
U.S. Government and Agency Bonds	8,309	971	—	9,280
Other Bonds	—	7,696	—	7,696
Total Fixed Income	8,309	36,945	—	45,254
Mutual Funds
Real Estate	5,362	—	—	5,362
Commodities	2,523	—	—	2,523
Other	—	—	—	—
Total Mutual Funds	7,885	—	—	7,885
Total	$99,872	$37,220	$—	$137,092

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

Level 3 – no investments held during 2017 or 2016 were categorized as Level 3.

U.K. Plan

The Company’s asset allocations for its U.K. pension plans at December 31, 2017 and 2016, by asset category, were as follows:

	December 31, 2017
(In thousands)	Level 1	Level 2	Level 3	Total
Cash	$745	$—	$—	$745
Equity Securities
Pooled Pension Funds	—	14,127	—	14,127
Fixed Income
Pooled Pension Funds	—	6,952	—	6,952
Real Estate
Pooled Pension Funds	—	646	—	646
Insurance Contracts	—	—	1,698	1,698
Total	$745	$21,725	$1,698	$24,168

	December 31, 2016
(In thousands)	Level 1	Level 2	Level 3	Total
Cash	$243	$—	$—	$243
Equity Securities
Pooled Pension Funds	—	11,760	—	11,760
Fixed Income
Pooled Pension Funds	—	6,015	—	6,015
Real Estate
Pooled Pension Funds	—	559	—	559
Insurance Contracts	—	—	1,759	1,759
Total	$243	$18,334	$1,759	$20,336

Units of each of the pooled funds are valued by the trustee based on quoted market prices of the underlying investments (the underlying assets are either exchange traded or have readily available markets).

Fair value changes within asset categories for which fair value measurements use significant unobservable inputs (Level 3) were as follows during 2016 and 2017:

(In thousands)	Insurance Contracts
Fair value, December 31, 2015	$1,969
Sale proceeds (benefit payments)	(144)
Change in unrealized gain	265
Foreign exchange impact	(331)
Fair value, December 31, 2016	$1,759
Sale proceeds (benefit payments)	(134)
Change in unrealized gain	(84)
Foreign exchange impact	157
Fair value, December 31, 2017	$1,698

Long-term Rate of Return for Plan Assets

U.S. Plans

The overall expected long-term rate of return on assets of 7.00 percent that was used to develop the 2017 pension expense is based on plan asset allocation, capital markets forecasts and expected benefits of active investment management.  For fixed income, the expected return is 4.69 percent.  This assumption includes the yield on the five-year zero-coupon U.S. Treasury bond as the base rate along with historical data from the U.S. Treasury yield curve.  For equities, the expected return is 6.31 percent for U.S. and international equities.  This return is based on a blended average of three different statistical models that each incorporates multiple factors including, for example, inflation, Gross Domestic Product and the Fed Funds Target Rate.

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

Cash Flows

As a result of pension funding relief included in the Highway and Transportation Funding Act of 2014, the Company does not expect to make any 2018 contributions to the funded U.S. qualified defined benefit plans. The Company expects to contribute $302,000 in 2018 to the unfunded non-qualified U.S. pension plans.  The Company expects to contribute $461,000 to the U.K. defined benefit plan in 2018.

Defined Contribution Plans

The Company sponsors retirement savings defined contribution retirement plans that cover eligible U.S. and U.K. employees. The Company’s U.S retirement plans include two qualified plans, one of which is a 401(k) plan and one of which is an employee stock ownership plan, and one non-qualified supplemental executive plan.  Historically, the Company has made profit sharing contributions into the qualified retirement plans for its U.S. employees. Profit sharing contributions were determined each year using a formula that was applied to Company earnings. The contributions, which were made partly in cash paid to the 401(k) plan and partly in Company common stock, are allocated to participant accounts on the basis of participant base earnings.

Defined contribution expenses for the Company’s qualified defined contribution plans were as follows:

(In thousands)	2017	2016	2015
Retirement contributions	$4,998	$4,902	$4,644
Profit sharing contributions	7,002	6,230	4,972
Total	$12,000	$11,132	$9,616

The Company has a rabbi trust to fund the obligations of its non-qualified supplemental executive defined contribution plans (supplemental plans). The trust comprises various mutual fund investments selected by the participants of the supplemental plans. In accordance with the accounting guidance for rabbi trust arrangements, the assets of the trust and the obligations of the supplemental plans are reported on the Company’s consolidated balance sheet.  The Company elected the fair value option for the mutual fund investment assets so that offsetting changes in the mutual fund values and defined contribution plan obligations would be recorded in earnings in the same period. Therefore, the mutual funds are reported at fair value with any subsequent changes in fair value recorded in the income statement. The supplemental plan liabilities increase (i.e., supplemental plan expense is recognized) when the value of the trust assets appreciates and decrease (i.e., supplemental plan income is recognized) when the value of the trust assets declines. At December 31, 2017 and 2016, the trust asset balances were $1,587,000 and $1,692,000, respectively, and the supplemental plan liability balances were $1,661,000 and $1,767,000, respectively. The differences between the trust asset balances and the supplemental liability balances were due to estimated liabilities that were not funded until after the end of the year when the actual liabilities were determined.

In addition to the contributions described above, certain foreign locations are required by law to make profit sharing contributions to employees based on statutory formulas.  For the years ended December 31, 2017, 2016 and 2015, the Company recognized $398,000, $290,000 and $1,375,000, respectively, of statutory profit sharing expense.

14.  Accrued Liabilities

The composition of accrued liabilities was as follows:

	December 31
(In thousands)	2017	2016
Accrued payroll and benefits	$58,877	$66,575
Accrued customer rebates	16,729	18,553
Other accrued liabilities	17,170	25,667
Total accrued liabilities	$92,776	$110,795

15.  Other Non-Current Liabilities

The composition of other non-current liabilities was as follows:

	December 31
(In thousands)	2017	2016
Deferred revenue	$1,539	$1,863
Environmental and legal matters	21,888	22,703
Deferred compensation liability	51,890	53,133
Pension liability	25,632	29,494
Other non-current liabilities	29,484	12,160
Total other non-current liabilities	$130,433	$119,353

16. Contingencies

There are a variety of legal proceedings pending or threatened against the Company. Some of these proceedings may result in fines, penalties, judgments or costs being assessed against the Company at some future time. The Company’s operations are subject to extensive local, state and federal regulations, including the U.S. Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) and the Superfund amendments of 1986 (Superfund) as well as similar regulations in other countries where the Company operates. Over the years, the Company has received requests for information related to or has been named by government authorities as a PRP at a number of waste disposal and manufacturing sites where cleanup costs have been or may be incurred under CERCLA and similar state statutes. In addition, damages are being claimed against the Company in general liability actions for alleged personal injury or property damage in the case of some disposal and plant sites. The Company believes that it has made adequate provisions for the costs it may incur with respect to these sites.

As of December 31, 2017, the Company estimated a range of possible environmental and legal losses of $24.2 million to $45.4  million. The Company’s accrued liability for such losses was $24.2 million at December 31, 2017, compared to $25.8 million at December 31, 2016.  During 2017, cash outlays related to legal and environmental matters approximated $2.0 million compared to $1.4 million in 2016.

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

Following are summaries of the major contingencies at December 31, 2017:

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

Wilmington Site

The Company is currently contractually obligated to contribute to the response costs associated with the Company’s formerly-owned site in Wilmington, Massachusetts. Remediation at this site is being managed by its current owner to whom the Company sold the property in 1980. Under the agreement, once total site remediation costs exceed certain levels, the Company is obligated to contribute up to five percent of future response costs associated with this site with no limitation on the ultimate amount of contributions. The Company has paid the current owner $2.5 million for the Company’s portion of environmental response costs through December 31, 2017. The Company has recorded a liability for its portion of the estimated remediation costs for the site. Depending on the ultimate cost of the remediation at this site, the amount for which the Company is liable could differ from the current estimates.

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

The following is segment data for the three years ended December 31, 2017, 2016 and 2015:

(In thousands)	Surfactants	Polymers	Specialty Products	Segment Totals
2017
Net sales	$1,297,555	$546,634	$80,818	$1,925,007
Operating income	119,990	82,801	9,952	212,743
Assets	881,415	355,065	75,452	1,311,932
Capital expenditures	50,400	21,146	4,234	75,780
Depreciation and amortization expenses	49,102	22,998	5,019	77,119

2016
Net sales	$1,181,563	$498,826	$85,777	$1,766,166
Operating income	99,796	96,788	10,698	207,282
Assets	831,324	301,890	75,483	1,208,697
Capital expenditures	64,121	31,890	4,194	100,205
Depreciation and amortization expenses	48,643	20,275	4,204	73,122

2015
Net sales	$1,205,849	$491,488	$78,830	$1,776,167
Operating income	104,080	80,942	4,397	189,419
Assets	758,524	293,790	72,604	1,124,918
Capital expenditures	79,171	31,309	6,387	116,867
Depreciation and amortization expenses	42,122	19,541	3,659	65,322

Below are reconciliations of segment data to the consolidated financial statements:

(In thousands)	2017	2016	2015
Operating income - segment totals	$212,743	$207,282	$189,419
Business restructuring and asset impairments (a)	(3,069)	(7,064)	—
Unallocated corporate expenses (b)	(63,514)	(74,025)	(66,629)
Total operating income	146,160	126,193	122,790
Interest expense, net	(11,444)	(13,205)	(14,533)
Loss from equity in joint ventures	—	—	(6,985)
Other, net	4,521	828	1,584
Consolidated income before income taxes	$139,237	$113,816	$102,856

Assets - segment totals	$1,311,932	$1,208,697	$1,124,918
Unallocated corporate assets (c)	158,929	145,193	113,474
Consolidated assets	$1,470,861	$1,353,890	$1,238,392

Capital expenditures - segment totals	$75,780	$100,205	$116,867
Unallocated corporate expenditures	2,833	2,871	2,482
Consolidated capital expenditures	$78,613	$103,076	$119,349

Depreciation and amortization expenses – segment totals	$77,119	$73,122	$65,322
Unallocated corporate depreciation expenses	1,903	1,845	1,663
Consolidated depreciation and amortization expenses	$79,022	$74,967	$66,985
(a)	See Note 22 regarding business restructuring and asset impairment costs.
(b)

Unallocated corporate expenses primarily comprise corporate administrative expenses (e.g., corporate finance, legal, human resources, information systems, deferred compensation and environmental remediation) that are not included in segment operating income and not used to evaluate segment performance.

(c)	The changes in unallocated corporate assets between 2017, 2016 and 2015 were primarily attributable to changes in the balance of U.S. cash and cash equivalents, which are not allocated to segments.

Below is certain Company-wide geographic data for the years ended December 31, 2017, 2016 and 2015:

(In thousands)	2017	2016	2015
Net sales (a)
United States	$1,159,578	$1,076,259	$1,069,526
France	176,052	151,031	169,072
Poland	188,244	153,986	150,654
United Kingdom	99,069	86,458	89,757
Brazil	109,960	74,961	63,439
All other countries	192,104	223,471	233,719
Total	$1,925,007	$1,766,166	$1,776,167

Long-lived assets (b)
United States	$420,342	$411,023	$387,744
Germany	29,116	27,475	30,268
Singapore	33,530	36,270	39,181
Brazil (c)	55,974	58,106	26,721
China	30,849	29,508	25,689
United Kingdom	21,657	20,309	22,943
All other countries	50,631	47,670	52,139
Total	$642,099	$630,361	$584,685
(a)	Net sales are attributed to countries based on the location of the Company facility making the sales.
(b)	Includes net property, plant and equipment, goodwill and other intangible assets.
(c)	The change between 2016 and 2015 was attributable to the acquisition described in Note 20.

18. Earnings Per Share

Below is the computation of basic and diluted earnings per share for the years ended December 31, 2017, 2016 and 2015.

(In thousands, except per share amounts)	2017	2016	2015
Computation of Basic Earnings per Share
Net income attributable to Stepan Company	$91,578	$86,191	$75,968
Weighted-average number of shares outstanding	22,946	22,793	22,730
Basic earnings per share	$3.99	$3.78	$3.34
Computation of Diluted Earnings per Share
Net income attributable to Stepan Company	$91,578	$86,191	$75,968
Weighted-average number of shares outstanding	22,946	22,793	22,730
Add weighted-average net shares from assumed exercise of options (under treasury share method) (a)	161	159	118
Add weighted-average net shares related to unvested stock awards (under treasury share method)	8	6	3
Add weighted-average net shares from assumed exercise of SARs (under treasury share method)	142	68	1
Add weighted-average contingently issuable net shares related to performance stock awards (under treasury share method)	120	68	6
Weighted-average shares applicable to diluted earnings	23,377	23,094	22,858
Diluted earnings per share	$3.92	$3.73	$3.32
(a)

Options to purchase 18,630, 43,715 and 124,531 shares of common stock were not included in the computations of diluted earnings per share for the years ended December 31, 2017, 2016 and 2015, respectively. The options’ exercise prices were greater than the average market price for the common stock and the effect of the options on earnings per share would have been antidilutive.

19.  Accumulated Other Comprehensive Income (Loss)

Below is the change in the Company’s accumulated other comprehensive income (loss) (AOCI) balance by component (net of income taxes) for the years ended December 31, 2017, 2016 and 2015:

(In thousands)	Foreign Currency Translation Adjustments	Defined Benefit Pension Plan Adjustments	Cash Flow Hedge Adjustments	Total
Balance at December 31, 2014	$(42,914)	$(41,149)	$118	$(83,945)

Other comprehensive income before reclassifications	(45,423)	1,311	(49)	(44,161)

Amounts reclassified from AOCI	—	3,013	5	3,018

Net current period other comprehensive income	(45,423)	4,324	(44)	(41,143)

Balance at December 31, 2015	$(88,337)	$(36,825)	$74	$(125,088)

Other comprehensive income before reclassifications	(8,438)	3,818	(19)	(4,639)

Amounts reclassified from AOCI	—	2,217	45	2,262

Net current period other comprehensive income	(8,438)	6,035	26	(2,377)

Balance at December 31, 2016	$(96,775)	$(30,790)	$100	$(127,465)

Other comprehensive income before reclassifications	26,214	(582)	—	25,632

Amounts reclassified from AOCI	—	2,279	(9)	2,270
Net current period other comprehensive income	26,214	1,697	(9)	27,902

Balance at December 31, 2017	$(70,561)	$(29,093)	$91	$(99,563)

Amounts reclassified out of AOCI for the three years ended December 31, 2017, 2016 and 2015, is displayed below:

	Amounts Reclassified from AOCI (a)			Affected Line Item in
				Consolidated
(In thousands)	2017	2016	2015	Statements of Income
Amortization of defined pension items:
Prior service cost	$(14)	$(14)	$(17)
Actuarial loss	(3,509)	(3,508)	(4,757)
	$(3,523)	(3,522)	(4,774)	Total before tax (b)
	1,244	1,305	1,761	Tax benefit
	$(2,279)	$(2,217)	$(3,013)	Net of tax

Gains and losses on cash flow hedges:
Interest rate contracts	$—	$(82)	$(22)	Interest, net
Foreign exchange contracts	9	9	9	Cost of sales
	9	(73)	(13)	Total before tax
		28	8	Tax benefit
	$9	$(45)	$(5)	Net of tax
Total reclassifications for the period	$(2,270)	$(2,262)	$(3,018)	Net of tax
(a)	Amounts in parentheses denote expense to statement of income.
(b)

This component of accumulated other comprehensive income is included in the computation of net periodic benefit cost (see Note 13 for details regarding net periodic benefit costs for the Company’s U.S. and U.K. defined benefit plans).

20. Acquisitions

2017 Acquisition Agreement

On June 13, 2017, the Company announced that it had reached an agreement with BASF Mexicana, S.A. DE C.V. (BASF) to acquire BASF’s production facility in Ecatepec, Mexico, and a portion of its related surfactants business. The facility, which is near Mexico City, has over 50,000 metric tons of capacity, 124,000 square feet of warehouse space, a laboratory and office space. The acquisition is currently expected to be completed in 2018, subject to normal closing conditions including necessary governmental consents. The acquisition supports the Company’s growth strategies in Latin America.  The acquired facility and business will be included in the Company’s Surfactant segment.

2016 Business Acquisitions

On October 3, 2016, the Company’s subsidiary in Brazil acquired the commercial business of Tebras Tensoativos do Brasil Ltda. (Tebras) and the sulfonation production facility of PBC Industria Quimica Ltda. (PBC). The original purchase price of the acquisitions, including adjustments for working capital, was R$93,309,000 (approximately $29,075,000), of which R$70,000,000 (approximately $21,812,000) was paid in the fourth quarter of 2016 from cash on hand, R$9,000,000 (approximately $2,804,000) was deposited in escrow to cover certain potential losses as specified in the purchase agreement and R$14,309,000 (approximately $4,459,000) for working capital adjustments was unpaid at December 31, 2016 pending agreement on the adjustment amounts. (All U.S. dollar equivalents were calculated using the October 3, 2016 exchange rates.)

In the first quarter of 2017, the Company settled on and paid the working capital adjustment amounts that were outstanding at December 31, 2016.  The payment totaled R$13,925,000 (approximately $4,339,000), which made the adjusted purchase price of the acquisitions R$92,925,000 (approximately $28,955,000).  As a result of the change in purchase price, the amount of the purchase price allocated to goodwill changed from $14,327,000 to $14,207,000.  The value of all other assets acquired and liabilities assumed remained as previously reported.  In addition, the change in purchase price had no impact on the Company’s current or previously reported results of operations.

The combined entities have 25,000 metric tons of sulfonation capacity and a large, diverse customer portfolio.  The acquisition expanded and diversified the Company’s customer base for sulfonated products in Brazil and provided an opportunity to sell the Company’s broader surfactant portfolio to over 1,200 new customers who benefit from the Company’s technical service and formulation support. The acquired businesses are included in the Company’s Surfactants segment.

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

The acquired goodwill, which was assigned entirely to the Company’s Surfactant segment, is not tax deductible. The goodwill reflects the opportunity of introducing the Company’s broad line of surfactant products to the acquired entities’ large customer base. Identifiable intangible assets included customer relationships ($4,331,000), a supply contract ($2,555,000) and non-compete agreements ($468,000). The amortization period for these intangibles are 13 years, four years and five years, respectively.

Tebras and PBC generated approximately $28,000,000 in net sales in 2015, with net income of less than $2,000,000.  Pro forma financial information for 2015 and 2016 has not been included because revenues and earnings of the Company would not have been significantly different than reported had the acquisition date been January 1,2015.

2015 Acquisitions

Business Acquisition

On June 15, 2015, the Company acquired Procter & Gamble do Brasil S.A.’s (P&G Brazil’s) sulfonation production facility in Bahia, Brazil. The facility is located in northeastern Brazil and has 30,000 metric tons of surfactants capacity. The acquired business is included in the Company’s Surfactant segment. The acquired business complements the Company’s existing Vespasiano, Brazil, plant and provides opportunities to serve the growing northeastern Brazil market. The purchase price was $5,133,000. The acquisition was accounted for as a business combination and, accordingly, the assets acquired and liabilities assumed as part of the acquisition were measured and recorded at their estimated fair values. The purchase included property, plant and equipment valued at $6,007,000 and the assumption of liabilities valued at $874,000.  No intangibles or goodwill were acquired in the business combination. The purchase price allocation is final, and no allocation adjustments were made to the amounts recorded at the acquisition date. Other acquisition-related expenses were not material. Post-acquisition financial results for the acquired business were insignificant. Pro forma financial information has not been included because revenues and earnings of the Company would not have been significantly different than reported had the acquisition date been January 1, 2014. See Note 22 for information regarding the subsequent impairment of assets at the Bahia, Brazil, site.

Asset Acquisition

In 2015, the Company purchased select chemical manufacturing assets and land from The Sun Products Corporation’s Pasadena, Texas, manufacturing site. The Company intends to redeploy the manufacturing assets as needed to reduce future capital expenditures. In addition, the Company is assessing options to produce nonionic surfactants and other products at the site. The purchase price of the land and manufacturing assets was $13,000,000, of which $3,377,000 was allocated to land and $9,623,000 was allocated to manufacturing assets.

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

22. Business Restructuring and Asset Impairments

2017 Restructuring

During the fourth quarter of 2017, the Company approved a plan to restructure a portion of its Fieldsboro, New Jersey production facility.  This decision was made to improve future asset utilization and reduce the North American cost base going forward.  The Company recorded $915,000 of restructuring expenses which reflected termination benefits for the plant employees.  In addition, the Company reduced the useful lives of the manufacturing assets that were impacted by the restructuring and recorded $1,290,000 of accelerated depreciation.  This expense was recorded in the cost of sales line of the consolidated statements of income.

Also, in June 2017, the Company eliminated 11 positions from manufacturing operations at its Singapore plant.  The Singapore plant is part of the Company’s Surfactant segment. The reduction in positions was made to better align the number of personnel with current business requirements and to reduce costs at that site. As a result of the reduction in workforce, termination expense of $132,000 was recognized in the second quarter of 2017 and there was no remaining liability for the termination pay as of December 31, 2017.

2016 Restructuring

In May 2016, the Company announced plans to shut down its Longford Mills, Ontario, Canada (Longford Mills) manufacturing facility, a part of the Surfactant reportable segment, by December 31, 2016.  The shutdown plan was developed as an effort to improve the Company’s asset utilization in North America and to reduce the Company’s fixed cost base. Manufacturing operation of the Longford Mills plant ceased by the end of 2016 and production of goods manufactured at the facility was moved to other Company North American production sites. In addition to the restructuring costs, the Company reduced the useful lives of the manufacturing assets in the Longford Mills plant. As a result, the Company recognized $4,471,000 of additional depreciation expense for the year ended December 31, 2016. The expense was included in the cost of sales line of the consolidated statements of income. No additional depreciation related to the change in the useful lives of the assets was recognized in 2017.

Decommissioning of the assets continued throughout 2017 and $2,022,000 of decommissioning expense was recognized in 2017.  As of December 31, 2017, an aggregate of $4,839,000 of expense has been recognized since the beginning of the restructuring, reflecting $1,594,000 of termination benefits for approximately 30 employees and $3,245,000 for other expenses principally related to site decommissioning costs.  Site decommissioning costs will continue to be incurred in 2018.

Below is a reconciliation of the beginning and ending balances of the Longford Mills restructuring liability:

(In thousands)	Termination Benefits	Other Expense	Total
Restructuring liability at January 1, 2016	$—	$—	$—
Expense recognized	1,594	1,223	2,817
Amounts paid	—	(781)	(781)
Foreign currency translation	(46)	(5)	(51)
Restructuring liability at December 31, 2016	$1,548	$437	$1,985
Expense recognized	-	2,022	2,022
Amounts paid	(1,012)	(2,377)	(3,389)
Foreign currency translation	56	17	73
Restructuring liability at December 31, 2017	$592	$99	$691

2016 Asset Impairments

In the fourth quarter of 2016, the Company recorded pretax charges for asset impairments of $4,247,000, all related to the Company’s Surfactant segment (although the charges were excluded from the Surfactant segment operating results). In the United States, $2,297,000 of engineering and design costs associated with a planned nonionic surfactants plant construction project in Louisiana were written off from the Company’s construction-in-process account, as management decided to make nonionic surfactants at or near the Pasadena, Texas site the Company acquired from the Sun Products Corporation in 2015. In Brazil, the major customer for the Bahia plant exited the product line for which that plant supplied them product. As a result, the Company was required to recognize $1,950,000 of asset impairment expenses for the facility. Because the customer was under contract with the Company, a negotiated agreement was reached in 2016 whereby the customer agreed to compensate the Company in the lump-sum amount of $4,250,000 for lost future revenues. The compensation was reported in net sales for the year ended December 31, 2016.

23. Customer Claims

In the fourth quarter of 2016, the Company established a reserve for two customer claims which alleged that product manufactured by the Company may have caused performance problems with the customers’ products. The combined amount of the reserve was $7,367,000, which was recorded as a reduction of net sales in the year ended December 31, 2016. Both claims related to the Company’s Surfactant segment. In the fourth quarter of 2017, the Company paid $2,709,000 for one of the claims and reversed the remainder of the reserve for the claim realizing $4,660,000 of income in 2017. The claim reversal was recorded within net sales.  The second claim remains open.

24. Statement of Cash Flows – Noncash Investing and Financing Activities

Noncash investing activities included liabilities (accounts payable) incurred for fixed asset acquisitions of approximately $12,600,000, $10,410,000, and $9,515,000   that were unpaid at December 31, 2017, 2016 and 2015, respectively. Noncash investing activities in 2016 included $4,459,000 for unpaid working capital adjustments related to the Company’s 2016 acquisitions in Brazil (see Note 20).  Noncash financing activities in 2017 included 35,372 shares of Company common stock (valued at $2,941,000) issued in connection with the Company’s stock award plan.  Noncash financing activities were immaterial for the years ended December 31, 2016 and 2015.

25. TIORCO, LLC Joint Venture

In October 2015, the Company and its partner, Nalco Company (a subsidiary of Ecolab Inc.), made the decision to dissolve their equally owned and operated TIORCO, LLC (TIORCO) enhanced oil recovery joint venture. As a result of the dissolution, TIORCO incurred fourth quarter 2015 exit costs, which included termination pay, lease termination costs and asset impairments. The Company’s share of the exit costs was $2,356,000, which was reported in the ‘Loss from equity in joint venture’ line of the consolidated statement of income for the year ended December 31, 2015. The Company made a final cash investment of $2,900,000 to TIORCO during the three-month period ended March 31, 2016, to fund the exit costs and other final cash requirements for dissolving the joint venture. The legal dissolution of TIORCO is complete.

26. Subsequent Events

On January 30, 2018, the Company entered into a Credit Agreement among the Company, the foreign subsidiary borrowers from time to time party thereto, the lenders party thereto, JP Morgan Chase Bank, N.A., as administrative agent, Bank of America, N.A., as syndication agent, and J.P. Morgan Chase Bank, N.A. and Merrill Lynch Pierce Fenner & Smith Incorporated, as joint lead arrangers and joint bookrunners (the Credit Agreement). The Credit Agreement provides for a $350,000,000 multi-currency revolving credit facility, which matures on January 30, 2023. Under this five-year committed facility, the Company may draw as needed to finance working capital needs, permitted acquisitions and capital expenditures and for general corporate purposes. This new facility replaces the Company’s $125,000,000 multi-currency revolving credit agreement dated as of July 10, 2014.

The Company is a party to (i) a Note Purchase Agreement dated as of September 29, 2005 (as amended, the 2005 NPA), pursuant to which the Company has issued (a) $40,000,000 in aggregate principal amount of its 5.69 percent Series 2005-A Senior Notes due November 1, 2018, (b) $40,000,000 in aggregate principal amount of its 5.88 percent Series 2010-A Senior Notes due June 1, 2022, and (c) $65,000,000 in aggregate principal amount of its 4.86 percent Series 2011-A Senior Notes due November 1, 2023, (ii) a Note Purchase Agreement dated as of June 27, 2013 (the 2013 NPA), pursuant to which the Company has issued $100,000,000 in aggregate principal amount of its 3.86 percent Senior Notes due June 27, 2025, and (iii) a Note Purchase Agreement dated as of July 10, 2015 (the 2015 NPA), pursuant to which the Company has issued $100,000,000 in aggregate principal amount of its 3.95 percent Senior Notes due July 10, 2027. Each of the 2005 NPA, the 2013 NPA and the 2015 NPA were amended effective January 30, 2018 to make certain covenants consistent with those included in the Credit Agreement.

Selected Quarterly Financial Data

(In thousands, except per share data)

Unaudited

	2017
Quarter	First	Second	Third	Fourth	Year
Net Sales	$468,269	$495,101	$487,814	$473,823	$1,925,007
Gross Profit	92,098	89,966	75,602	80,599	338,265
Operating Income	46,059	38,961	30,309	30,831	146,160
Interest, net	(2,992)	(2,863)	(2,763)	(2,826)	(11,444)
Income Before Income Taxes	44,330	37,063	29,312	28,532	139,237
Net Income	31,912	27,896	21,853	9,886	91,547
Net Income Attributable to Stepan Company	31,913	27,882	21,899	9,884	91,578
Per Diluted Share	1.37	1.19	0.94	0.42	3.92

	2016
Quarter	First	Second	Third	Fourth	Year
Net Sales	$445,897	$454,603	$445,030	$420,636	$1,766,166
Gross Profit	93,499	92,931	83,395	68,720	338,545
Operating Income	44,607	42,916	28,738	9,932	126,193
Interest, net	(3,614)	(3,417)	(2,824)	(3,350)	(13,205)
Income Before Income Taxes	40,468	39,196	27,143	7,009	113,816
Net Income	27,919	28,501	21,367	8,411	86,198
Net Income Attributable to Stepan Company	27,916	28,496	21,362	8,417	86,191
Per Diluted Share	1.22	1.24	0.92	0.36	3.73

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

a.	Evaluation of Disclosure Controls and Procedures

We have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2017.  Based on this evaluation of our disclosure controls and procedures, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2017, such that the information required to be disclosed in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on our assessment we believe that, as of December 31, 2017, the Company’s internal controls over financial reporting were effective based on those criteria.

The Company’s independent registered public accounting firm that audited the financial statements included in this Form 10-K has issued an attestation report on the Company’s internal control over financial reporting. This report follows:

c.	Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Stepan Company

Northfield, Illinois

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Stepan Company and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017, of the Company and our report dated February 27, 2018, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP

Chicago, Illinois

February 27, 2018

d.	Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

On February 21, 2018, the Company amended forms of the Non-Qualified Stock Option Agreement, the Stock Appreciation Rights Agreement, the Stock Awards Agreement and the Performance Grant Agreement (the Form Award Agreements) under the Stepan Company 2011 Incentive Compensation Plan, as amended (the Incentive Compensation Plan). The Non-Qualified Stock Option Agreement and the Stock Appreciation Rights Agreement were amended to specify the vesting dates and the three-year vesting schedule for awards.  The Stock Awards Agreement and the Performance Grant Agreement were amended to specify the treatment of outstanding awards in the event of termination.

In addition, on February 21, 2018, the Company’s Board of Directors approved an amendment to the Incentive Compensation Plan (the Plan Amendment).  The Plan Amendment provides that, in the event of a participant’s termination for reasons other than death, disability or retirement, the participant’s vested SARs will remain outstanding after the date of termination until the last day of the next trading window.

The foregoing summary is qualified in its entirety by the complete texts of the Plan Amendment and the Form Award Agreements, which are attached as Exhibits 10.21, 10.22, 10.23, 10.24 and 10.25 to this Annual Report on Form 10-K and incorporated herein by reference.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

(a)	Directors

See the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held April 24, 2018, for information on the Directors of the Registrant, which is incorporated by reference herein.

(b)	Executive Officers

See “Executive Officers of the Registrant” in Part I above for the identification of the Executive Officers of the Registrant.  See the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held April 24, 2018, for other information on Executive Officers of the Registrant, which is incorporated by reference herein.

(c)	Section 16(a) Beneficial Ownership Reporting Compliance

See the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held April 24, 2018, for other information regarding Section 16(a) beneficial ownership reporting compliance, which is incorporated by reference herein.

(d)	Audit Committee Financial Expert

See the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held April 24, 2018, for information on the Company’s Audit Committee Financial Expert, which is incorporated by reference herein.

(e)	Code of Conduct

See the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held April 24, 2018, for information on the Company’s Code of Conduct, which is incorporated by reference herein.

Item 11. Executive Compensation

See the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held April 24, 2018, for information on the Compensation of Executive Officers and Directors, which is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

See the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held April 24, 2018, for information on Security Ownership, which is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence

See the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held April 24, 2018, for information on Transactions with Related Persons, Promoters and Certain Control Persons and for Corporate Governance Principles and Board Matters, which are incorporated by reference herein.

Item 14. Principal Accounting Fees and Services

See the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held April 24, 2018, for information on Accounting and Auditing Matters, which is incorporated by reference herein.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements

See Item 8 for the Consolidated Financial Statements and supplementary data included in this Form 10-K.

(b)	Exhibits

See the following List of Exhibits:

Exhibit No.	Description

3.1

Restated Certificate of Incorporation of Stepan Company, filed October 21, 2013, with the State of Delaware (filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 (File No. 001-4462), and incorporated herein by reference)

3.2

Amended and Restated Bylaws of Stepan Company (Amended as of November 13, 2015) (filed with the Company’s Current Report on Form 8-K filed on November 17, 2015 (File No. 001-4462), and incorporated herein by reference)

10.1

Stepan Company Directors’ Deferred Compensation Plan amended and restated as of January 1, 2005 (filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-4462), and incorporated herein by reference)

10.2

First Amendment of the Stepan Company Directors’ Deferred Compensation Plan (filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-4462), and incorporated herein by reference)

10.3+

Management Incentive Plan (As Amended and Restated Effective January 1, 2015) (filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 001-4462), and incorporated herein by reference)

10.4

Settlement Agreement, which provided information with respect to the Company’s agreement with the United States regarding environmental remediation work to be completed at Stepan’s site in Maywood, New Jersey (filed with the Company’s Current Report on Form 8-K filed on November 18, 2004 (File No. 001-4462), and incorporated herein by reference)

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

10.14+

Form of Non-Qualified Stock Option Agreement under the Stepan Company 2011 Incentive Compensation Plan (filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 001-4462), and incorporated herein by reference)

10.15+

Form of Incentive Stock Option Agreement under the Stepan Company 2011 Incentive Compensation Plan (filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (File No. 001-4462), and incorporated herein by reference)

10.16+

Performance Grant Agreement under the Stepan Company 2011 Incentive Compensation Plan (filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (File No. 001-4462), and incorporated herein by reference)

10.17

Form of Non-Employee Director Non-Qualified Stock Option Agreement under the Stepan Company 2011 Incentive Compensation Plan (filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (File No. 001-4462), and incorporated herein by reference)

10.18+

Form of Stock Appreciation Rights Agreement under the Stepan Company 2011 Incentive Compensation Plan (filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 001-4462), and incorporated herein by reference)

10.19+

Form of Stock Awards Agreement under the Stepan Company 2011 Incentive Compensation Plan (filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 (File No. 001-4462), and incorporated herein by reference)

10.20+

Form of Performance Grant Agreement under the Stepan Company 2011 Incentive Compensation Plan (filed with the Company’s Current Report on Form 8-K filed on February 23, 2015 (File No. 001-4462), and incorporated herein by reference)

10.21*+	First Amendment to the Stepan Company 2011 Incentive Compensation Plan

10.22*+	Form of Non-Qualified Stock Option Agreement under the Stepan Company 2011 Incentive Compensation Plan

10.23*+	Form of Performance Grant Agreement under the Stepan Company 2011 Incentive Compensation Plan

10.24*+	Form of Stock Appreciation Rights Agreement under the Stepan Company 2011 Incentive Compensation Plan

10.25*+	Form of Stock Awards Agreement under the Stepan Company 2011 Incentive Compensation Plan

10.26+

Performance Award Deferred Compensation Plan (Effective January 1, 2008) (filed with the Company’s Current Report on Form 8-K filed on October 24, 2008 (File No. 001-4462), and incorporated herein by reference)

10.27

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

Exhibit No.	Description

10.28

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

10.29

First Amendment, dated as of October 25, 2011, to Note Purchase Agreement dated as of September 29, 2005 (filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011(File No. 001-4462), and incorporated herein by reference)

10.30

Second Supplement to Note Purchase Agreement (September 29, 2005), dated as of November 1, 2011, regarding 4.86% Senior Notes due November 1, 2023 (filed with the Company’s Current Report on Form 8-K filed on November 4, 2011 (File No. 001-4462), and incorporated herein by reference)

10.31*	Second Amendment, dated as of April 23, 2014, to Note Purchase Agreement dated as of September 29, 2005

10.32

Third Amendment, dated as of January 30, 2018, to the Note Purchase Agreement dated as of September 29, 2005 among Stepan Company and the noteholders party thereto (filed with the Company’s Current Report on Form 8-K filed on February 2, 2018 (File No. 001-4462) and incorporated herein by reference)

10.33

Note Purchase Agreement, dated as of June 27, 2013, regarding 3.86% Senior Notes due June 27, 2025 (filed with the Company’s Current Report on Form 8-K filed on July 3, 2013 (File No. 001-4462), and incorporated herein by reference)

10.34

First Amendment, dated as of January 30, 2018, to the Note Purchase Agreement dated as of June 27, 2013 among Stepan Company and the noteholders party thereto (filed with the Company’s Current Report on Form 8-K filed on February 2, 2018 (File No. 001-4462) and incorporated herein by reference)

10.35

Note Purchase Agreement, dated as of July 10, 2015, regarding 3.95% Senior Notes Due July 10, 2027 (filed with the Company’s Current Report on Form 8-K filed on July 13, 2015 (File No. 001-4462), and incorporated herein by reference)

10.36

First Amendment, dated as of January 30, 2018, to the Note Purchase Agreement dated as of July 10, 2015 among Stepan Company and the noteholders party thereto (filed with the Company’s Current Report on Form 8-K filed on February 2, 2018 (File No. 001-4462) and incorporated herein by reference)

10.37+

Separation Agreement and Release, date as of August 15, 2017, by and between Stepan Company and Scott Mason (filed with the Company’s Current Report on Form 8-K filed on August 17, 2017 (File No. 01-4462) and incorporated herein by reference)

10.38

Credit Agreement, dated as of January  30, 2018, among Stepan Company, the foreign subsidiary borrowers from time to time party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A., as syndication agent, and J.P. Morgan Chase Bank, N.A. and Merrill Lynch Pierce Fenner & Smith Incorporated, as joint lead arrangers and joint bookrunners (filed with the Company’s Current Report on Form 8-K filed on February 2, 2018 (File No. 001-4462) and incorporated herein by reference)

21*	Subsidiaries of Registrant at December 31, 2017

23*	Consent of Independent Registered Public Accounting Firm

24*	Power of Attorney

31.1*	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer (Principal Financial Officer) to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certification of President and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit No.	Description

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
+	Management contract or compensatory plan

Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEPAN COMPANY

By:	/s/ Matthew J. Eaken
Matthew J. Eaken Vice President, Corporate Controller and Interim Chief Financial Officer

February 27, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ F. Quinn Stepan, Jr.	Chairman, President and Chief Executive Officer	February 27, 2018
F. Quinn Stepan, Jr.	(Principal Executive Officer)

/s/ Matthew J. Eaken	Vice President, Corporate Controller and Interim Chief Financial Officer	February 27, 2018
Matthew J. Eaken	(Principal Financial and Accounting Officer)

/s/ Michael R. Boyce	Director	February 27, 2018
Michael R. Boyce

/s/ Randall S. Dearth	Director	February 27, 2018
Randall S. Dearth

/s/ Joaquin Delgado	Director	February 27, 2018
Joaquin Delgado

/s/ Gregory E. Lawton	Director	February 27, 2018
Gregory E. Lawton

/s/ Jan Stern Reed	Director	February 27, 2018
Jan Stern Reed

/s/ F. Quinn Stepan	Director	February 27, 2018
F. Quinn Stepan

/s/ Edward J. Wehmer	Director	February 27, 2018
Edward J. Wehmer

Matthew J. Eaken, pursuant to powers of attorney executed by each of the directors and officers listed above, does hereby execute this report on behalf of each of such directors and officers in the capacity in which the name of each appears above.

February 27, 2018	/s/ Matthew J. Eaken
Matthew J. Eaken