Form 10-Q
period 2018-03-31
STEPAN CO
filed 2018-05-01
CIK 94049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes   ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 20, 2018
Common Stock, $1 par value	22,643,960 Shares

Part I FINANCIAL INFORMATION

Item 1 - Financial Statements

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Unaudited

(In thousands, except per share amounts)	Three Months Ended March 31
	2018	2017
Net Sales	$499,335	$468,269
Cost of Sales(a)	409,765	376,150
Gross Profit(a)	89,570	92,119
Operating Expenses:
Selling(a)	14,890	13,456
Administrative(a)	19,439	17,892
Research, development and technical services(a)	13,614	13,379
Deferred compensation expense	1,614	376
	49,557	45,103
Business restructuring expenses (Note 15)	(358)	(786)
Operating Income(a)	39,655	46,230
Other Income (Expense):
Interest, net	(3,151)	(2,992)
Other, net(a) (Note 14)	1,160	1,092
	(1,991)	(1,900)

Income Before Provision for Income Taxes	37,664	44,330
Provision for Income Taxes (Note 17)	6,948	12,418
Net Income	30,716	31,912
Net Loss Attributable to Noncontrolling Interests (Note 2)	7	1
Net Income Attributable to Stepan Company	$30,723	$31,913

Net Income Per Common Share Attributable to Stepan Company (Note 9):
Basic	$1.33	$1.39
Diluted	$1.31	$1.37

Shares Used to Compute Net Income Per Common Share Attributable to Stepan Company (Note 9):
Basic	23,082	22,901
Diluted	23,389	23,331

Dividends Declared Per Common Share	$0.23	$0.21

(a)

The 2017 amounts for the noted line items have been immaterially changed from the amounts originally reported as a result of the Company’s first quarter 2018 adoption of Accounting Standards Update (ASU) No. 2017-7, Compensation –Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited

(In thousands)	Three Months Ended March 31
	2018	2017
Net income	$30,716	$31,912
Other comprehensive income :
Foreign currency translation adjustments (Note 10)	8,817	10,454
Defined benefit pension adjustments, net of tax (Note 10)	753	565
Derivative instrument activity, net of tax (Note 10)	(3)	(2)
Total other comprehensive income	9,567	11,017
Comprehensive income	40,283	42,929
Comprehensive income attributable to noncontrolling interests (Note 2)	(25)	(12)
Comprehensive income attributable to Stepan Company	$40,258	$42,917

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(In thousands)	March 31, 2018	December 31, 2017
Assets
Current Assets:
Cash and cash equivalents	$244,581	$298,894
Receivables, net	325,276	293,541
Inventories (Note 6)	187,737	172,748
Other current assets	24,416	23,553
Total current assets	782,010	788,736
Property, Plant and Equipment:
Cost	1,642,783	1,603,286
Less: Accumulated depreciation	(1,026,732)	(1,004,843)
Property, plant and equipment, net	616,051	598,443
Goodwill, net	25,113	25,118
Other intangible assets, net	17,731	18,538
Long-term investments (Note 3)	26,725	28,270
Other non-current assets	13,003	11,756
Total assets	$1,480,633	$1,470,861
Liabilities and Equity
Current Liabilities:
Current maturities of long-term debt (Note 13)	$22,640	$22,500
Accounts payable	202,432	204,977
Accrued liabilities	74,482	92,776
Total current liabilities	299,554	320,253
Deferred income taxes	11,932	10,962
Long-term debt, less current maturities (Notes 13)	268,173	268,299
Other non-current liabilities	125,548	130,433
Commitments and Contingencies (Note 7)
Equity:
Common stock, $1 par value; authorized 60,000,000 shares; issued 26,268,311 shares in 2018 and 26,070,787 shares in 2017	26,268	26,071
Additional paid-in capital	175,211	170,408
Accumulated other comprehensive loss (Note 10)	(90,028)	(99,563)
Retained earnings	747,174	721,741
Less: Common treasury stock, at cost, 3,622,533 shares in 2018 and 3,561,509 shares in 2017	(84,042)	(78,561)
Total Stepan Company stockholders’ equity	774,583	740,096
Noncontrolling interests (Note 2)	843	818
Total equity	775,426	740,914
Total liabilities and equity	$1,480,633	$1,470,861

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(In thousands)	Three Months Ended March 31
	2018	2017
Cash Flows From Operating Activities
Net income	$30,716	$31,912
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,948	18,707
Deferred compensation	1,614	376
Realized and unrealized gains on long-term investments	(97)	(1,645)
Stock-based compensation	2,232	1,385
Deferred income taxes	357	2,543
Other non-cash items	31	721
Changes in assets and liabilities:
Receivables, net	(24,225)	(20,263)
Inventories	(8,993)	(14,396)
Other current assets	(684)	(1,694)
Accounts payable and accrued liabilities	(19,518)	(14,184)
Pension liabilities	(116)	(127)
Environmental and legal liabilities	(225)	24
Deferred revenues	(81)	(81)
Net Cash Provided By Operating Activities	959	3,278
Cash Flows From Investing Activities
Expenditures for property, plant and equipment	(27,358)	(20,396)
Business acquisition (Note 16)	(21,475)	(4,339)
Other, net	1,781	(1,887)
Net Cash Used In Investing Activities	(47,052)	(26,622)
Cash Flows From Financing Activities
Revolving debt and bank overdrafts, net	79	—
Other debt repayments	—	(441)
Dividends paid	(5,092)	(4,606)
Company stock repurchased	(2,500)	(1,500)
Stock option exercises	3,155	835
Other, net	(4,395)	(1,486)
Net Cash Used In Financing Activities	(8,753)	(7,198)
Effect of Exchange Rate Changes on Cash	533	2,608
Net Decrease in Cash and Cash Equivalents	(54,313)	(27,934)
Cash and Cash Equivalents at Beginning of Period	298,894	225,743
Cash and Cash Equivalents at End of Period	$244,581	$197,809
Supplemental Cash Flow Information
Cash payments of income taxes, net of refunds/payments	$3,345	$5,603
Cash payments of interest	$2,071	$2,164

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

Unaudited

1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements included herein have been prepared by Stepan Company (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate and make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company’s financial position as of March 31, 2018, and its results of operations and cash flows for the three months ended March 31, 2018 and 2017, have been included.  These financial statements and related footnotes should be read in conjunction with the financial statements and related footnotes included in the Company’s 2017 Annual Report on Form 10-K.

2.	RECONCILIATIONS OF EQUITY

Below are reconciliations of total equity, Company equity and equity attributable to noncontrolling interests for the three months ended March 31, 2018 and 2017:

(In thousands)	Total Equity	Stepan Company Equity	Noncontrolling Interests’ Equity (3)
Balance at January 1, 2018	$740,914	$740,096	$818
Net income	30,716	30,723	(7)
Dividends	(5,092)	(5,092)
Common stock purchases (1)	(5,667)	(5,667)
Stock option exercises	3,155	3,155
Defined benefit pension adjustments, net of tax	753	753
Translation adjustments	8,817	8,785	32
Derivative instrument activity, net of tax	(3)	(3)	—
Other (2)	1,833	1,833	—
Balance at March 31, 2018	$775,426	$774,583	$843

(In thousands)	Total Equity	Stepan Company Equity	Noncontrolling Interests’ Equity (3)
Balance at January 1, 2017	$635,916	$634,604	$1,312
Net income	31,912	31,913	(1)
Dividends	(4,606)	(4,606)	—
Common stock purchases (1)	(2,991)	(2,991)	—
Stock option exercises	835	835	—
Defined benefit pension adjustments, net of tax	565	565	—
Translation adjustments	10,454	10,441	13
Derivative instrument activity, net of tax	(2)	(2)	—
Other (2)	2,474	2,474	—
Balance at March 31, 2017	$674,557	$673,233	$1,324
(1)

Includes the value of Company shares purchased in the open market and from the Company’s retirement plans and the value of Company common shares tendered by employees to settle statutory withholding taxes related to distributions of deferred performance awards and deferred management incentive compensation and to exercises of stock appreciation rights.

(2)

Primarily comprised of activity related to stock-based compensation and deferred compensation.  Beginning in 2018, also includes beginning retained earnings adjustment as a result of the Company’s first quarter 2018 adoption of ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.

(3)	Reflects the noncontrolling interest in the Company’s China joint venture.

3.	FAIR VALUE MEASUREMENTS

The following were the financial instruments held by the Company at March 31, 2018, and December 31, 2017, and the methods and assumptions used to estimate the instruments’ fair values:

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

At March 31, 2018, and December 31, 2017, the fair values and related carrying values of debt, including current maturities, were as follows (the fair value and carrying value amounts are presented without regard to unamortized debt issuance costs of $1,113,000 and $987,000  as of March 31, 2018 and December 31, 2017, respectively):

(In thousands)	March 31, 2018	December 31, 2017
Fair value	$289,316	$293,272
Carrying value	291,926	291,786

The following tables present financial assets and liabilities measured on a recurring basis at fair value as of March 31, 2018, and December 31, 2017, and the level within the fair value hierarchy in which the fair value measurements fall:

(In thousands)	March 2018	Level 1	Level 2	Level 3
Mutual fund assets	$26,725	$26,725	$—	$—
Derivative assets:
Foreign currency contracts	97	—	97	—
Total assets at fair value	$26,822	$26,725	$97	$—
Derivative liabilities:
Foreign currency contracts	$88	$—	$88	$—

(In thousands)	December 2017	Level 1	Level 2	Level 3
Mutual fund assets	$28,270	$28,270	$—	$—
Derivative assets:
Foreign currency contracts	335	—	335	—
Total assets at fair value	$28,605	$28,270	$335	$—
Derivative liabilities :
Foreign currency contracts	$94	$—	$94	$—

4.	DERIVATIVE INSTRUMENTS

The Company is exposed to certain risks relating to its ongoing business operations. The primary risk managed by the use of derivative instruments is foreign currency exchange risk.  The Company holds forward foreign currency exchange contracts that are not designated as any type of accounting hedge as defined by GAAP.  The Company uses these contracts to manage its exposure to exchange rate fluctuations on certain Company subsidiary cash, accounts receivable, accounts payable and other obligation balances that are denominated in currencies other than the entities’ functional currencies. The forward foreign exchange contracts are recognized on the balance sheet as either an asset or a liability measured at fair value. Gains and losses arising from recording the foreign exchange contracts at fair value are reported in earnings as offsets to the losses and gains reported in earnings arising from the re-measurement of the asset and liability balances into the applicable functional currencies. At March 31, 2018, and December 31, 2017, the Company had open forward foreign currency exchange contracts, all with durations of one to three months, to buy or sell foreign currencies with U.S. dollar equivalent amounts of $52,718,000 and $41,197,000, respectively.

The fair values of the derivative instruments held by the Company on March 31, 2018, and December 31, 2017, are disclosed in Note 3. Derivative instrument gains and losses for the three-month periods ended March 31, 2018 and 2017, were immaterial.  For amounts reclassified out of accumulated other comprehensive income (loss) (AOCI) into earnings for the three-month periods ended March 31, 2018 and 2017, see Note 10.

5.	STOCK-BASED COMPENSATION

On March 31, 2018, the Company had stock options and stock awards outstanding under its 2006 Incentive Compensation Plan and stock options, stock awards and stock appreciation rights (SARs) outstanding under its 2011 Incentive Compensation Plan. SARs granted prior to 2015 are cash-settled, and SARs granted after 2014 are stock-settled.  Stock options and SARs granted prior to 2017 generally cliff vested after two years. Starting in 2017, stock options and SARs have a three-year graded vesting feature, with one-third of the awards vesting each year. The Company has elected the straight-line method of expense attribution for the stock options and SARs with the graded vesting feature.

Compensation expense recorded for all stock options, stock awards and SARs was as follows:

(In thousands)
Three Months Ended March 31
2018	2017
$2,232	$1,385

The year-over-year increase in stock-based compensation expense was primarily attributable to cash-settled SARs. SARs compensation expense increased due to an increase in the fair values of cash-settled SARs that resulted from a rise in the market value of Company common stock during the first quarter of 2018. The market value of Company common stock decreased during the first quarter of 2017.

Unrecognized compensation costs for stock options, stock awards and SARs were as follows:

(In thousands)	March 31, 2018	December 31, 2017
Stock options	$2,424	$1,179
Stock awards	6,022	3,737
SARs	5,191	2,398

The increases in unrecognized compensation costs for stock options, stock awards and SARs reflected the 2018 grants of:

Shares
Stock options	76,404
Stock awards (at target)	49,103
SARs	169,267

The unrecognized compensation costs at March 31, 2018, are expected to be recognized over weighted-average periods of 2.4 years, 2.0 years and 2.4 years for stock options, stock awards and SARs, respectively.

6.	INVENTORIES

The composition of inventories at March 31, 2018, and December 31, 2017, was as follows:

(In thousands)	March 31, 2018	December 31, 2017
Finished goods	$128,474	$117,529
Raw materials	59,263	55,219
Total inventories	$187,737	$172,748

Inventories are priced primarily using the last-in, first-out inventory valuation method.  If the first-in, first-out inventory valuation method had been used for all inventories, inventory balances would have been approximately $35,145,000 and $33,518,000 higher than reported at March 31, 2018, and December 31, 2017, respectively.

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

As of March 31, 2018, the Company estimated a range of possible environmental and legal losses of $23.9 million to $45.2 million.  At March 31, 2018, and December 31, 2017, the Company’s accrued liability for such losses, which represented the Company’s best estimate within the estimated range of possible environmental and legal losses, was $23.9 million and $24.2 million, respectively. Cash outlays related to legal and environmental matters approximated $0.2 million and $0.4 million for the three-month periods ended March 31, 2018 and 2017, respectively.

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

Following are summaries of the material contingencies at March 31, 2018:

Maywood, New Jersey Site

The Company’s property in Maywood, New Jersey and property formerly owned by the Company adjacent to its current site and other nearby properties (Maywood site) were listed on the National Priorities List in September 1993 pursuant to the provisions of CERCLA because of certain alleged chemical contamination.  Pursuant to an Administrative Order on Consent entered into between the U.S. Environmental Protection Agency (USEPA) and the Company for property formerly owned by the Company, and the issuance of an order by USEPA to the Company for property currently owned by the Company, the Company has completed various Remedial Investigation Feasibility Studies (RI/FS), and on September 24, 2014, the USEPA issued its Record of Decision (ROD) for chemically-contaminated soil. The USEPA has not yet issued a ROD for chemically-contaminated groundwater for the Maywood site. Based on the most current information available, the Company believes its recorded liability represents its best estimate of the cost of remediation for the Maywood site. The best estimate of the cost of remediation for the Maywood site could change as the Company continues to hold discussions with the USEPA, as the design of the remedial action progresses, if a groundwater ROD is issued or if other PRPs are identified. The ultimate amount for which the Company is liable could differ from the Company’s current recorded liability.

In April 2015, the Company entered into an Administrative Settlement Agreement and Administrative Order on Consent with the USEPA which requires payment of certain costs and performance of certain investigative and design work for chemically-contaminated soil.  Based on the Company’s review and analysis of this order, no changes to the Company’s recorded liability for claims associated with soil remediation of chemical contamination were required.

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

Wilmington Site

The Company is currently contractually obligated to contribute to the response costs associated with the Company’s formerly-owned site in Wilmington, Massachusetts.  Remediation at this site is being managed by its current owner, to whom the Company sold the property in 1980.  Under the agreement, once total site remediation costs exceed certain levels, the Company is obligated to contribute up to five percent of future response costs associated with this site with no limitation on the ultimate amount of contributions. The Company has paid the current owner $2.6 million for the Company’s portion of environmental response costs through March 31, 2018. The Company has recorded a liability for its portion of the estimated remediation costs for the site.  Depending on the ultimate cost of the remediation at this site, the amount for which the Company is liable could differ from the current estimates.

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

Components of Net Periodic Benefit Cost

	United States		United Kingdom
(In thousands)	Three Months Ended March 31		Three Months Ended March 31
	2018	2017	2018	2017
Interest cost	$1,539	$1,661	$148	$143
Expected return on plan assets	(2,321)	(2,321)	(231)	(192)
Amortization of net actuarial loss	937	788	57	92
Net periodic benefit cost (income)	$155	$128	$(26)	$43

In the first quarter of 2018, the Company implemented ASU No. 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which amended the guidance for the presentation of the components of net periodic cost in the income statement.  The guidance requires the service cost component of net periodic benefit cost to be included in employee compensation costs in the income statement and all other components elsewhere in the income statement outside of income from operations.  The Company does not have a service component of the net periodic benefit cost because the defined benefit plans (both U.S. and U.K. locations) are frozen.  The other components of net periodic benefit cost such as interest cost, amortization of net actuarial loss and expected return on plan assets are included in the line item Other, net within Other Income (Expense) section of the Income statement. See Note 14 for more details.

Employer Contributions

U.S. Plans

As a result of pension funding relief provisions included in the Highway and Transportation Funding Act of 2014, the Company is not required to make contributions to the funded U.S. qualified defined benefit plans. Approximately $312,000 is expected to be paid related to the unfunded non-qualified plans in 2018.  Of such amount, $143,000 had been paid related to the non-qualified plans as of March 31, 2018.

U.K. Plan

The Company’s U.K. subsidiary expects to contribute approximately $500,000 to its defined benefit pension plan in 2018.  Of such amount, $138,000 had been contributed to the plan as of March 31, 2018.

Defined Contribution Plans

The Company sponsors retirement savings defined contribution plans that cover eligible U.S. and U.K. employees. The Company’s U.S. retirement plans include two qualified plans, one of which is a 401(k) plan and one of which is an employee stock ownership plan, and one non-qualified supplemental executive plan.  Historically, the Company has made profit sharing contributions into the qualified retirement plans for its U.S. employees.  Profit sharing contributions were determined each year using a formula that was applied to Company earnings.  The contributions, which were made partly in cash paid to the 401(k) plan and partly in Company common stock, are allocated to participant accounts on the basis of participant base earnings.

Defined contribution plan expenses for the Company’s retirement savings and profit sharing plans were as follows:

(In thousands)	Three Months Ended March 31
	2018	2017
Retirement savings plans	$1,757	$1,259
Profit sharing plan	942	1,843
Total defined contribution expense	$2,699	$3,102

The Company has a rabbi trust to fund the obligations of its non-qualified supplemental executive defined contribution plans (supplemental plans). The trust comprises various mutual fund investments selected by the participants of the supplemental plans. In accordance with the accounting guidance for rabbi trust arrangements, the assets of the trust and the obligations of the supplemental plans are reported on the Company’s consolidated balance sheets.  The Company elected the fair value option for the mutual fund investment assets so that offsetting changes in the mutual fund values and defined contribution plan obligations would be recorded in earnings in the same period. Therefore, the mutual funds are reported at fair value with any subsequent changes in fair value recorded in the consolidated statements of income. The liabilities related to the supplemental plans increase (i.e., supplemental plan expense is recognized) when the value of the trust assets appreciates and decrease when the value of the trust assets declines (i.e., supplemental plan income is recognized). At March 31, 2018, the balance of the trust assets was $1,641,000, which equaled the balance of the supplemental plan liabilities (see the long-term investments section in Note 3 for further information regarding the Company’s mutual fund assets).

9.	EARNINGS PER SHARE

Below are the computations of basic and diluted earnings per share for the three months ended March 31, 2018 and 2017:

(In thousands, except per share amounts)	Three Months Ended March 31
	2018	2017
Computation of Basic Earnings per Share
Net income attributable to Stepan Company	$30,723	$31,913
Weighted-average number of common shares outstanding	23,082	22,901
Basic earnings per share	$1.33	$1.39

Computation of Diluted Earnings per Share
Net income attributable to Stepan Company	$30,723	$31,913
Weighted-average number of shares outstanding	23,082	22,901
Add weighted-average net shares from assumed exercise of options (under treasury stock method) (1)	119	183
Add weighted-average net shares related to unvested stock awards (under treasury stock method)	2	8
Add weighted-average net shares from assumed exercise of SARs (under treasury stock method) (1)	122	142
Add weighted-average contingently issuable net shares related to performance stock awards (under treasury stock method)	64	97
Weighted-average shares applicable to diluted earnings	23,389	23,331
Diluted earnings per share	$1.31	$1.37

(1) Options/SARs to acquire 2,807 and 74,521 shares of Company common stock were excluded from the computations of diluted earnings per share for the three months ended March 31, 2018 and March 31, 2017, because the effect of including the instruments would have been antidilutive.

10.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Below is the change in the Company’s AOCI balance by component (net of income taxes) for the three months ended March 31, 2018 and 2017:

(In thousands)	Foreign Currency Translation Adjustments	Defined Benefit Pension Plan Adjustments	Cash Flow Hedge Adjustments	Total
Balance at December 31, 2016	$(96,775)	$(30,790)	$100	$(127,465)
Other comprehensive income before reclassifications	10,441	—	—	10,441
Amounts reclassified from AOCI	—	565	(2)	563
Net current-period other comprehensive income	10,441	565	(2)	11,004
Balance at March 31, 2017	$(86,334)	$(30,225)	$98	$(116,461)

Balance at December 31, 2017	$(70,561)	$(29,093)	$91	$(99,563)
Other comprehensive income before reclassifications	8,785	—	—	8,785
Amounts reclassified from AOCI	—	753	(3)	750
Net current-period other comprehensive income	8,785	753	(3)	9,535
Balance at March 31, 2018	$(61,776)	$(28,340)	$88	$(90,028)

Information regarding the reclassifications out of AOCI for the three month periods ended March 31, 2018 and 2017, is displayed below:

(In thousands)	Amount Reclassified from AOCI (a)
AOCI Components	Three Months Ended March 31		Affected Line Item in Consolidated Statements of Income
	2018	2017
Amortization of defined benefit pension actuarial losses	$(994)	$(880)	(b)
	241	315	Tax benefit
	$(753)	$(565)	Net of tax
Gains and losses on cash flow hedges:
Foreign exchange contracts	3	2	Cost of sales
	3	2	Total before tax
	—	—	Tax benefit
	$3	$2	Net of tax
Total reclassifications for the period	$(750)	$(563)	Net of tax

(a)	Amounts in parentheses denote expense to statement of income.
(b)	This component of accumulated other comprehensive income is included in the computation of net periodic benefit cost (see Note 8 for additional details).

11.	SEGMENT REPORTING

The Company has three reportable segments: Surfactants, Polymers and Specialty Products.  Net sales by segment for the three months ended March 31, 2018 and 2017, were as follows:

(In thousands)	Three Months Ended March 31
	2018	2017
Segment Net Sales
Surfactants	$358,940	$322,603
Polymers	121,933	126,610
Specialty Products	18,462	19,056
Total	$499,335	$468,269

Segment operating income and reconciliations of segment operating income to consolidated income before income taxes for the three months ended March 31, 2018 and 2017, are summarized below:

(In thousands)	Three Months Ended March 31
	2018	2017
Segment Operating Income(2)
Surfactants	$40,251	$38,371
Polymers	16,894	21,425
Specialty Products	(350)	1,286
Segment operating income	56,795	61,082
Business restructuring	(358)	(786)
Unallocated corporate expenses (1) (2)	(16,782)	(14,066)
Consolidated operating income(2)	39,655	46,230
Interest expense, net	(3,151)	(2,992)
Other, net(2)	1,160	1,092
Consolidated income before income taxes	$37,664	$44,330

(1)

Unallocated corporate expenses primarily comprise corporate administrative expenses (e.g., corporate finance, legal, human resources, information systems, deferred compensation and environmental remediation) that are not included in segment operating income and not used to evaluate segment performance.

(2)  The 2017 data has been immaterially changed from the amounts originally reported as a result of the Company’s first quarter 2018 adoption of ASU No. 2017-7, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.

12.    REVENUE FROM CONTRACTS WITH CUSTOMERS

In the majority of instances the Company deems a contract with a customer to exist when a purchase order is received from a customer for a specified quantity of product or products and the Company acknowledges receipt of such purchase order.  In some instances the Company has entered into manufacturing supply agreements with customers but these agreements typically do not bind a customer to any purchase volume requirements and thus an obligation is not created until the customer submits a purchase order to the Company.  The Company’s contracts typically have a single performance obligation that is satisfied at the time product is shipped.  For a small portion of the business, performance obligations are deemed satisfied when product is delivered to a customer location.  Revenue is recognized when performance obligations under terms of a contract with a customer have been satisfied, which is predominantly at a point in time.  With the 2018 adoption of ASU 2014-09, revenue is currently recognized when a customer obtains control of a product as compared to the “risk and rewards” criteria used in prior years.  However, the adoption of ASU 2014-09 did not have a material impact on the Company’s financial position or results of operations during the first quarter of 2018.

Payment terms on sales of product typically range from 30 to 60 days and ordinarily do not exceed 75 days.  As a result, the Company has concluded it does not provide any significant benefits of financing to its customers.

The Company has elected to account for shipping and handling as activities to fulfill a promise to transfer the good.  As such, shipping and handling fees billed to customers in a sales transaction are recorded in Net Sales and shipping and handling costs incurred are recorded in Cost of Sales.  The Company has elected to exclude from Net Sales any value added, sales and other taxes that it collects concurrently with revenue producing activities.  These accounting policy elections are consistent with the manner in which the Company has historically recorded shipping and handling fees and taxes.

In some instances, a customer may qualify for a rebate based on the volume of purchases made over a specified period of time, typically a quarterly or annual period.  The Company estimates the expected volume of total purchases using actual volumes, customer projections and historical order patterns and accrues for these rebates based on the best available information at the time.  These estimated rebates are treated as a reduction to Net Sales with the offset being recognized within Current Liabilities.  This methodology is consistent with the manner in which the Company has historically estimated and recorded volume based rebates.  In other instances, discounts for early payments are offered to certain customers.  These discounts are principally accrued for based on a customer’s historical use of discounts.  These estimated early payment discounts are accounted for similarly to volume rebates.  These forms of variable consideration are considered part of the transaction price.

The Company warrants its products from defects.  The Company has concluded that these represent assurance-type warranties as opposed to service-type warranties.  Product defects are rare in occurrence.  As a result, the Company does not maintain any warranty accruals until such time as it is probable a product defect exists.

As of March 31, 2018, the Company did not have any contract assets or contract liabilities.  A contract liability would typically arise when an advance or deposit is received from a customer before the Company recognizes revenue.  In practice, this is extremely rare as it would require a customer to make a payment prior to a performance obligation being satisfied.  If such a situation did arise the Company would maintain a deferred revenue liability until the time a performance obligation has been satisfied.  The Company did not recognize any revenue in the current period from any pre-existing contract liability balance.

The tables below provides a geographic disaggregation of net sales for the three months ended March 31, 2018 and 2017.  The Company’s business segmentation by geographic region most effectively captures the nature and economic characteristics of the Company’s revenue streams impacted by economic factors.  This regional data is the predominant information used by senior management to assess the financial performance of operating segments and make resource allocation decisions.

	For the Three Months Ended March 31, 2018
(In thousands)
	Surfactants	Polymers	Specialty	Total
Geographic Market
North America	$220,405	$73,474	$14,814	$308,693
Europe	78,371	41,784	3,648	123,803
Latin America	41,688	827	—	42,515
Asia	18,476	5,848	—	24,324
Total	$358,940	$121,933	$18,462	$499,335

	For the Three Months Ended March 31, 2017
(In thousands)
	Surfactants	Polymers	Specialty	Total
Geographic Market
North America	$198,243	$78,364	$14,935	$291,542
Europe	63,423	42,403	4,121	109,947
Latin America	43,505	1,298	—	44,803
Asia	17,432	4,545	—	21,977
Total	$322,603	$126,610	$19,056	$468,269

13.	DEBT

At March 31, 2018, and December 31, 2017, debt comprised the following:

(In thousands)	Maturity Dates	March 31, 2018	December 31, 2017
Unsecured private placement notes
3.95% (net of unamortized debt issuance cost of $392 and $346 for 2018 and 2017, respectively)	2021-2027	$99,608	$99,654
3.86% (net of unamortized debt issuance cost of $388 and $343 for 2018 and 2017, respectively)	2019-2025	99,612	99,657
4.86% (net of unamortized debt issuance cost of $215 and $191 for 2018 and 2017, respectively)	2018-2023	55,499	55,523
5.88% (net of unamortized debt issuance cost of $106 and $95 for 2018 and 2017, respectively)	2018-2022	28,465	28,476
5.69% (net of unamortized debt issuance cost of $12 for 2018 and 2017)	2018	5,703	5,703
Debt of foreign subsidiaries
Unsecured bank debt, foreign currency	2018	1,926	1,786
Total debt		$290,813	$290,799
Less current maturities		22,640	22,500
Long-term debt		$268,173	$268,299

On January 30, 2018, the Company entered into a five year committed $350 million multi-currency revolving credit facility that matures on January 30, 2023 with a syndicate of banks.  This credit facility replaced the Company’s prior $125 million credit agreement. The Company’s outstanding Note Purchase Agreements were amended effective January 30, 2018 to make certain covenants consistent with those included in the credit agreement. The Company maintains standby letters of credit under its workers’ compensation insurance agreements and for other purposes, as needed from time to time, which are issued under the revolving credit agreement. As of March 31, 2018, the Company had outstanding letters of credit totaling $4,927,000 and no outstanding debt under this agreement. There was $345,073,000 available under the revolving credit agreement as of March 31, 2018.

The Company’s loan agreements contain provisions which, among others, require maintenance of certain financial ratios and place limitations on additional debt, investments and payment of dividends. Based on the loan agreement provisions that place limitations on dividend payments, unrestricted retained earnings (i.e., retained earnings available for dividend distribution) were $136,167,000 and $190,495,000 at March 31, 2018 and December 31, 2017, respectively.

14.	OTHER, NET

Other, net in the consolidated statements of income included the following:

(In thousands)	Three Months Ended March 31
	2018	2017
Foreign exchange gains (losses)	$1,053	$(484)
Investment income	139	102
Realized and unrealized gains on investments	97	1,645
Net periodic benefit cost	(129)	(171)
Other, net	$1,160	$1,092

            Based on requirements of ASU No. 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, the Company reclassified Net periodic benefit cost outside of income from operations. See Note 8 for more details for the components of Net periodic benefit cost.

15.	BUSINESS RESTRUCTURING

In May 2016, the Company announced plans to shut down its Longford Mills, Ontario, Canada (Longford Mills) manufacturing facility, a part of the Surfactant reportable segment, by December 31, 2016. The shutdown plan was developed as an effort to improve the Company’s asset utilization in North America and to reduce the Company’s fixed cost base. Manufacturing operations of the Longford Mills plant ceased by the end of 2016, and production of goods manufactured at the facility was transferred to other Company North American production sites. Decommissioning of the assets is expected to continue throughout 2018. As of March 31, 2018, $5,197,000 of aggregate restructuring expense has been recognized, reflecting $1,594,000 of termination benefits for approximately 30 employees and $3,603,000 for other expenses, principally asset decommissioning costs.

Below is a reconciliation of the December 31, 2017 and the March 31, 2018 restructuring liabilities:

(In thousands)	Termination Benefits	Other Expense	Total
Restructuring liability at December 31, 2017	$592	$99	$691
Expense recognized	—	358	358
Amounts paid	(140)	(409)	(549)
Foreign currency translation	(3)	(4)	(7)
Restructuring liability at March 31, 2018	$449	$44	$493

16.	ACQUISITION

2018 Acquisition

On March 26, 2018, the Company through a subsidiary in Mexico closed on a previously announced agreement with BASF Mexicana, S.A.DE C.V.to acquire their surfactants production facility in Ecatepec, Mexico and a portion of their associated surfactants business.  The facility is located close to Mexico City and has over 50,000 metric tons of capacity, 124,000 square footage of warehouse space, a large laboratory and office space.  The acquired assets and business are included in the Company’s Surfactants segment. The purchase price of the acquisition was $21,475,000 and was paid with cash on hand.  The primary assets acquired were land, buildings, machinery and equipment and inventory.  The acquisition was accounted for as a business combination, and, accordingly, the assets acquired were measured and recorded at their estimated fair values.   The purchase price allocations are preliminary as of March 31, 2018 because the valuations necessary to assess the fair values of net assets acquired are still in process.

(In thousands)
Assets:
Property, plant and equipment	$14,464
Inventory	4,500
Value-added tax receivables	2,511
Total assets acquired	$21,475

The acquired business is expected to have minimal impact on the Company’s 2018 financial results.  Pro forma financial information for the first quarter 2017 and 2018 has not been included because revenues and earnings of the Company would not have been significantly different than reported had the acquisition date been January 1, 2017.

17.     INCOME TAXES

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (Tax Act).  The Tax Act made broad and complex changes to the U.S. tax code.  For various reasons that are discussed more fully below, we have not completed our accounting for the income tax effects of certain elements of the Tax Act.  If we were able to make reasonable estimates of the effects of elements for which our analysis is not yet complete, we recorded provisional adjustments.  If we were not yet able to make reasonable estimates of the impact of certain elements, we have not recorded any adjustments related to those elements and have continued accounting for them in accordance with ASC 740 on the basis of the tax laws in effect before the Tax Act.

Our accounting for the Tax Act is incomplete.  As noted at year-end, we were able to reasonably estimate certain effects and, therefore, recorded the provisional adjustments related to the following:

Reduction of U.S. federal corporate tax rate: The Tax Act reduced the corporate tax rate to 21 percent, effective January 1, 2018.  We recorded a provisional adjustment for certain of our deferred tax assets and liabilities associated with the tax rate reduction for the year ended December 31, 2017.

We have not made any additional measurement-period adjustments in the quarter because such adjustments may be affected by other analyses related to the Tax Act, including, but not limited to, our calculation of deemed repatriation of deferred foreign income and the state tax effect of adjustments made to federal temporary differences.  However, we are continuing to gather additional information to complete our accounting for this item and expect to complete our accounting within the prescribed measurement period.

Deemed Repatriation Transition Tax: The Transition Tax is a tax on previously untaxed accumulated and current earnings and profits of certain of our foreign subsidiaries.   We recorded a provisional Transition Tax obligation for the year ended December 31, 2017.

We have not made any additional measurement-period adjustments in the quarter because we are continuing to gather additional information to more precisely compute the amount of the Transition Tax.  However, we expect to complete our accounting within the prescribed measurement period.

Our accounting for the Tax Act is incomplete.  As noted at year-end, we were not yet able to reasonably estimate the effects for the following items:  Therefore, no provisional adjustments were recorded:

Global intangible low taxed income (GILTI): The Tax Act requires the Company to include certain income (GILTI) of its foreign subsidiaries in gross income.  The amount of this inclusion is determined under complex rules, and depends, in part, on the character of income earned by the foreign subsidiaries, the tax bases of those subsidiaries’ assets and the amount of certain interest expenses.

Under U.S. GAAP, we are allowed to make an accounting policy choice of either (1) treating taxes due on future income inclusions related to GILTI as a current-period expense when incurred (the period cost method) or (2) accounting for such amounts in measuring deferred taxes (the deferred method).  Our selection of an accounting policy with respect to the new GILTI tax rules will depend, in part, on analyzing our global income to determine whether we expect to have future income inclusions related to GILTI and, if so, what the impact is expected to be.  These determinations depend not only on our current structure and estimated future results of global operations but also our intent and ability to modify our structure and/or our business.  Therefore, we have not made any adjustments or estimates related to any potential deferred tax liabilities related to GILTI in our financial statements and have not made a policy decision regarding whether to record deferred tax liabilities related to GILTI.

Deductibility of Executive Compensation: The Tax Act amended certain aspects of Section 162(m) of the Internal Revenue Code (Section 162(m)), which generally disallows a tax deduction for annual compensation paid to “covered employees” in excess of $1 million, including eliminating an exception to the deduction limit for “qualified performance-based compensation,” effective for tax years beginning after December 31, 2017.  The Tax Act provides for a grandfather provision, pursuant to which remuneration that is provided pursuant to a written binding contract in effect on November 2, 2017, and which has not been modified in any material respect on or after that date, will not be subject to the amendments made to Section 162(m) by the Tax Act and will remain eligible for deduction as qualified performance-based compensation. To the extent available, we intend to continue to treat “qualified performance-based compensation” that is grandfathered under the Tax Act as deductible compensation. We have not yet completed our evaluation of our existing compensation arrangements to determine whether any amounts payable to our Section 162(m) covered employees may continue to constitute qualified performance-based compensation under Section 162(m) and qualify under the grandfather provision. Therefore, we have not made any adjustments or estimates related to any potential tax liabilities in our financial statements related to the amendments to Section 162(m).

Cost recovery: We have not yet completed all of the computations necessary or completed an inventory of our 2017 expenditures that qualify for immediate expensing.  Therefore, we have not made any adjustments or estimates related to any potential tax liabilities in our financial statements related to immediate expensing.

Valuation allowances: The Company must assess whether valuation allowances assessments are affected by various aspects of the Tax Act (e.g., GILTI inclusions and new categories of foreign tax credits).  Because, as discussed herein, the Company has recorded no amounts related to certain portions of the Tax Act, any corresponding determination of the need for or change in a valuation allowance has not been completed and no changes to valuation allowances as a result of the Tax Act have been recorded.

18.	RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-9, Revenue from Contracts with Customers (Topic 606). The new update was later amended by ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. In addition, the ASU requires expanded disclosures about revenue recognition that enable the users of the financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. ASU No. 2014-09 supersedes most of the previous revenue recognition guidance. For public entities, the new guidance, as amended, is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. On January, 1, 2018, the Company adopted ASU No. 2014-9, which did not have a material effect on the Company’s financial position, results of operations or cash flows.  The Company has added Note 12 – Revenue from Contracts with Customers to comply with the expanded disclosure requirements of ASU No. 2014-9.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which adds or clarifies guidance on the classification of eight specific types of cash flows. The update is intended to reduce the existing diversity in practice with respect to the specific cash flow items. The amendments in ASU No. 2016-15 are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. On January 1, 2018, the Company adopted ASU No. 2016-15, which had an immaterial impact on the cash flow presentation and did not impact the Company’s financial position or results of operations.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. The update requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Current accounting guidance prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. The amendments in ASU No. 2016-16 are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted for all entities as of the beginning of an annual reporting period for which financial statements (interim or annual) have not been issued or made available for issuance. That is, earlier adoption should be in the first interim period if an entity issues interim financial statements. The amendments in this update should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. On January 1, 2018, the Company adopted ASU No. 2016-16, which did not have a material effect on the Company’s financial position or results of operations and cash flows.

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

In January 2017, the FASB issued ASU No.2017-1, Business Combination (Topic 805): Clarifying the Definition of a Business, with the objective of adding guidance to assist with evaluating whether transactions should be accounted for as an acquisition (or disposal) of assets or a business.  This Update provides criteria to help determine when a set of assets and activities comprise a business as opposed to an acquisition of assets.  This guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods.  On January 1, 2018, the Company adopted ASU No. 2017-1, which did not have a material effect on the Company’s financial position, results of operations or cash flows.

In March 2017, the FASB issued ASU No. 2017-7, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which amends existing guidance for the income statement presentation of the components of net periodic benefit cost for an entity’s sponsored defined benefit pension and other postretirement plans. The amended guidance requires entities to include the current service component of net periodic benefit cost in employee compensation costs in the income statement and to include all other components elsewhere in the income statement outside of income from operations. In addition, only the service cost component of net benefit cost is eligible for capitalization. For the Company, ASU No. 2017-7 is effective for interim and annual periods beginning after December 31, 2017, with early adoption permitted as of the beginning of any annual period for which an entity’s financial statements have not been issued. The requirements for the separate presentation of the service cost component and the other components of net periodic benefit cost must be adopted on a retrospective basis. The requirement to capitalize only the service component of net periodic benefit cost must be adopted on a prospective basis. On January 1, 2018, the Company adopted ASU No. 2017-7, which did not have a material effect on the Company’s financial position or cash flows but affected the presentation of the Company’s results of operations.  For amounts reclassified on the Company’s statements of the results of operations, see Note 8 and Note 14.

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

In February 2018, the FASB issued ASU No. 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220):  Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which permits a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act.  Consequently, the Update eliminates the stranded tax effects resulting from the Tax Cuts and Jobs Act and will improve the usefulness of information reported to financial statement users.  However, because the amendments only relate to the reclassification of the income tax effects of the Tax Cuts and Jobs Acts, the underlying guidance that requires that the effects of the change in tax laws or rates be included in income from continuing operations is not affected.  The amendments in this update also require certain disclosures about stranded tax effects.  This update is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2018.  Early adoption is permitted. The Company is assessing the quantitative impact that adoption of ASU No. 2018-02 will have on its financial position, results of operations and cash flows.

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

Such risks, uncertainties and other important factors, include, among others, the risks, uncertainties and factors set forth under “Part I-Item IA. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 inclusive of: (a) the risks and uncertainties related to accidents, unplanned production shutdowns or disruptions in any of the Company’s manufacturing facilities; (b) global competition and the Company’s ability to successfully compete; (c) volatility of raw material, natural gas and electricity costs as well as any disruption in their supply; (d) disruptions in transportation or significant changes in transportation costs; (e) reduced demand for Company products due to customer product reformulations or new technologies; (f) the Company’s ability to make acquisitions of suitable candidates and successfully integrate acquisitions; (g) the Company’s ability to keep and protect its intellectual property rights; (h) international business risks, including fluctuations in currency exchange rates, legal restrictions and taxes; (i) potentially adverse tax consequences due to the international scope of the Company’s operations; (j) the impact of changes in the tax code as a result of recent U.S. federal tax legislation and uncertainty as to how some of those changes may be applied; (k) compliance with anti-corruption, environmental, health and safety and product registration laws; (l) the Company’s inability to accurately estimate and maintain appropriate levels of recorded liabilities for existing and future contingencies; (m) the Company’s ability to operate within the limitations of its debt covenants; (n) downgrades to the Company’s credit ratings or disruptions to the Company’s ability to access well-functioning capital markets; (o) downturns in certain industries and general economic downturns; (p) conflicts, military actions, terrorist attacks and general instability, particularly in certain energy-producing nations, along with increased security regulations; (q) cost overruns, delays and miscalculations in capacity needs with respect to the Company’s expansion or other capital projects; (r) interruption of, damage to or compromise of the Company’s IT systems and failure to maintain the integrity of customer, colleague or Company data; (s) unfavorable resolution of litigation against the Company; (t) and the Company’s ability to retain its executive management and other key personnel.

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

Overview

The Company produces and sells intermediate chemicals that are used in a wide variety of applications worldwide. The overall business comprises three reportable segments:

•

Surfactants – Surfactants, which accounted for 72 percent of Company consolidated net sales for the first quarter of 2018, are principal ingredients in consumer and industrial cleaning products such as detergents for washing clothes, dishes, carpets, floors and walls, as well as shampoos and body washes. Other applications include fabric softeners, germicidal quaternary compounds, lubricating ingredients, emulsifiers for spreading agricultural products and industrial applications such as latex systems, plastics and composites. Surfactants are manufactured at five North American sites, three European sites (United Kingdom, France and Germany), five Latin American sites (one site in Colombia and two sites in Brazil and Mexico) and two Asian sites (Philippines and Singapore). In 2016, the Company shut down its production facility in Canada, moving the production of goods previously manufactured in Canada to other Company North American production sites. Manufacturing operations at that facility ceased in the fourth quarter of 2016 but decommissioning activities were incurred in 2017 and will continue throughout 2018.  In March 2018, the Company’s subsidiary in Mexico acquired a production facility and a portion of its related surfactant business from BASF Mexicana, S.A. DE C.V.  See the “2018 Acquisition” paragraph below for additional details.

•

Polymers – Polymers, which accounted for 24 percent of consolidated net sales for the first quarter of 2018, include polyurethane polyols, polyester resins and phthalic anhydride.  Polyurethane polyols are used in the manufacture of rigid foam for thermal insulation in the construction industry and are also a base raw material for coatings, adhesives, sealants and elastomers (collectively, CASE products). Powdered polyester resins are used in coating applications.  CASE and polyester resins are collectively referred to as specialty polyols. Phthalic anhydride is used in unsaturated polyester resins, alkyd resins and plasticizers for applications in construction materials and components of automotive, boating and other consumer products. In addition, the Company uses phthalic anhydride internally in the production of polyols.  In the United States, polyurethane polyols and phthalic anhydride are manufactured at the Company’s Millsdale, Illinois, site and specialty polyols are manufactured at the Company’s Columbus, Georgia, site. In Europe, polyurethane polyols are manufactured by the Company’s subsidiary in Germany, and specialty polyols are manufactured by the Company’s Poland subsidiary.  In China, polyurethane polyols and specialty polyols are manufactured at the Company’s Nanjing, China, plant.

•

Specialty Products – Specialty products, which accounted for four percent of consolidated net sales for the first quarter of 2018, include flavors, emulsifiers and solubilizers used in food, flavoring, nutritional supplement and pharmaceutical applications. Specialty products are primarily manufactured at the Company’s Maywood, New Jersey, site and, in some instances, at outside contractors.

2018 Acquisition

On March 26, 2018, the Company’s subsidiary in Mexico closed on its previously announced agreement with BASF Mexicana, S.A. DE C.V. (BASF) to acquire BASF’s production facility in Ecatepec, Mexico, and a portion of its related surfactants business.  The facility, which is near Mexico City, has over 50,000 metric tons of capacity, 124,000 square feet of warehouse space, a laboratory and office space.  The acquisition supports the Company’s growth strategy in Latin America.  The Company believes that this acquisition should enhance its market position and supply capabilities for surfactants in Mexico and position the Company to grow in both the consumer and functional surfactants markets.  See Note 16 for additional details.

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

	Income (Expense)
	For the Three Months Ended March 31
(In millions)	2018	2017	Change
Deferred Compensation (Operating expenses)	$(1.6)	$(0.4)	$(1.2)	(1)
Realized/Unrealized Gains on Investments (Other, net)	0.1	1.6	(1.5)
Investment Income (Other, net)	0.1	0.1	—
Pretax Income Effect	$(1.4)	$1.3	$(2.7)

(1)	See the Corporate Expenses section of this MD&A for details regarding the quarter-over-quarter change in deferred compensation expense.

Effects of Foreign Currency Translation

The Company’s foreign subsidiaries transact business and report financial results in their respective local currencies. As a result, foreign subsidiary income statements are translated into U.S. dollars at average foreign exchange rates appropriate for the reporting period. Because foreign exchange rates fluctuate against the U.S. dollar over time, foreign currency translation affects period-to-period comparisons of financial statement items (i.e., because foreign exchange rates fluctuate, similar period-to-period local currency results for a foreign subsidiary may translate into different U.S. dollar results). The following table presents the effects that foreign currency translation had on the period-over-period changes in consolidated net sales and various income line items for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31
				(Decrease)
(In millions)	2018	2017(1)	Increase (Decrease)	Due to Foreign Translation
Net Sales	$499.3	$468.3	$31.0	$17.6
Gross Profit	89.6	92.1	(2.5)	2.1
Operating Income	39.7	46.2	(6.5)	1.0
Pretax Income	37.7	44.3	(6.6)	1.1
(1)

The 2017 gross profit and operating income line items have been immaterially changed from the amounts originally reported as a result of the Company’s first quarter 2018 adoption of ASU No. 2017-07 Compensation-Retirement Benefits (Topic 715).

RESULTS OF OPERATIONS

Three Months Ended March 31, 2018 and 2017

Summary

Net income attributable to the Company for the first quarter of 2018 decreased four percent to $30.7 million, or $1.31 per diluted share, from $31.9 million, or $1.37 per diluted share, for the first quarter of 2017. Adjusted net income increased one percent to $32.0 million, or $1.37 per diluted share, from $31.7 million, or $1.36 per diluted share in 2017 (see the “Reconciliation of Non-GAAP Adjusted Net Income and Diluted Earnings per Share” section of this MD&A for a reconciliation between reported net income attributable to the Company and related earnings per diluted share and non-GAAP adjusted net income and related earnings per diluted share). Below is a summary discussion of the major factors leading to the quarter-over-quarter changes in net sales, profits and expenses.  A detailed discussion of segment operating performance for the first quarter of 2018 compared to the first quarter of 2017 follows the summary.

Consolidated net sales increased $31.0 million, or seven percent, between quarters. Higher average selling prices favorably impacted the quarter-over-quarter change in net sales by $9.4 million. The increase in average selling prices was mostly attributable to the pass through of higher raw material costs within the Surfactants segment.  Consolidated sales volume increased one percent, which had a $4.0 million favorable impact on the quarter-over-quarter change in net sales.  Sales volume increased four percent and two percent for the Surfactants and Specialty Products segments, respectively.  Sales volume declined nine percent for the Polymers segment.  Foreign currency translation positively affected the quarter-over-quarter net sales change by $17.6 million.  The favorable foreign currency translation effect reflected a weaker U.S. dollar against the majority of currencies for countries where the Company has foreign operations.  Unit margins improved for Surfactants and declined for Polymers and Specialty Products.

Operating income for the first quarter of 2018 decreased $6.5 million, or 14 percent, compared to operating income reported for the first quarter of 2017.  Most of this decrease was related to higher 2018 deferred compensation expense and lower Polymers operating income, which increased by $1.2 million and declined by $4.5 million, respectively.  The Polymers segment operating income decline was primarily due to lower sales volume and unit margins in North America and Europe.

Operating expenses (including deferred compensation expense and business restructuring expenses) increased $4.0 million, or nine percent, between quarters. Changes in the individual income statement line items that comprise the Company’s operating expenses were as follows:

•

Selling expenses increased $1.4 million, or 11 percent, quarter over quarter mostly due to higher bad debt provision expense ($0.8 million).  The increase in bad debt provision expense was primarily due to increased collection risk related to a specific customer.

•

Administrative expenses increased $1.5 million, or nine percent, quarter over quarter primarily due to higher U.S. legal and fringe benefit expenses.  A portion of the legal increase related to the first quarter acquisition in Mexico.  The fringe benefit increase was primarily due to higher stock-based compensation expense.

•	Research, development and technical service (R&D) expenses increased $0.2 million, or two percent, quarter over quarter.

•

Deferred compensation expense increased $1.2 million, quarter over quarter, primarily due to a first quarter 2018 increase in  the value of Company common stock compared to a first quarter 2017 decrease in Company common stock value. See the “Overview” and “Segment Results - Corporate Expenses” sections of this MD&A for further details.

•

Business restructuring charges totaled $0.4 million in the first quarter of 2018 versus $0.8 million in 2017.  The restructuring charges related to decommissioning of the plant assets for the Company’s manufacturing facility in Canada that ceased operations in the fourth quarter of 2016.

Net interest expense for the first quarter of 2018 increased $0.2 million, or five percent, from net interest expense for the same quarter of last year primarily due to lower non-U.S. interest income.

Other, net was $1.2 million of income for the first quarter of 2018 compared to $1.1 million of income for the same period of 2017. The Company posted $0.2 million of investment income (including realized and unrealized gains and losses) for the Company’s deferred compensation and supplemental defined contribution mutual fund assets in the first quarter of 2018 compared to $1.7 million of income in last year’s first quarter. In addition, the Company reported foreign exchange gains of $1.1 million in the first quarter of 2018 compared to $0.5 million of losses in the first quarter of 2017.   The Company also reported $0.1 million of net periodic pension cost in the first quarter of 2018 versus $0.2 million of expense in 2017.

The Company’s effective tax rate was 18.4 percent for the first quarter of 2018 compared to 28.0 percent for the first quarter of 2017.  The decrease was primarily attributable to the following items: 1) a lower U.S. statutory tax rate of 21 percent in the first quarter of 2018 versus 35 percent in the first quarter of 2017, and 2) higher excess tax benefits derived from stock based compensation awards exercised or distributed in the first quarter of 2018 versus the first quarter of 2017.   The effective tax rate for 2018 was negatively impacted as a result of income earned outside of the U.S. being taxed, on average, at a relatively similar effective tax rate as the U.S. earnings compared to 2017 when the U.S. effective tax rate was higher due to the higher statutory tax rate of 35 percent.

Segment Results

	For the Three Months Ended
(Dollars in thousands)	March 31,	March 31,	Increase	Percent
Net Sales	2018	2017	(Decrease)	Change
Surfactants	$358,940	$322,603	$36,337	11
Polymers	121,933	126,610	(4,677)	-4
Specialty Products	18,462	19,056	(594)	-3
Total Net Sales	$499,335	$468,269	$31,066	7

	For the Three Months Ended
(Dollars in thousands)	March 31,	March 31,	Increase	Percent
Operating Income	2018	2017(1)	(Decrease)	Change
Surfactants	$40,251	$38,371	$1,880	5
Polymers	16,894	21,425	(4,531)	-21
Specialty Products	(350)	1,286	(1,636)	NM
Segment Operating Income	$56,795	$61,082	$(4,287)	-7
Corporate Expenses, Excluding Deferred Compensation and Restructuring	15,168	13,690	1,478	11
Deferred Compensation Expense	1,614	376	1,238	329
Business Restructuring	358	786	(428)	-54
Total Operating Income	$39,655	$46,230	$(6,575)	-14
(1)

The segment and total operating income line items have been immaterially changed from the amounts originally reported as a result of the Company’s first quarter 2018 adoption of ASU No. 2017-07 Compensation-Retirement Benefits (Topic 715).

Surfactants

Surfactants net sales for the first quarter of 2018 increased $36.3 million, or 11 percent, over net sales for the first quarter of 2017. Higher selling prices, which reflected higher raw material costs and a more favorable mix of customers and products, had a favorable $13.9 million effect on the quarter-over-quarter change in net sales. A four percent increase in sales volume and the favorable effects of foreign currency translation increased selling prices by $12.2 million and $10.2 million, respectively. All regions, except Latin America, experienced sales volume growth. A quarter-over-quarter comparison of net sales by region follows:

	For the Three Months Ended
(Dollars in thousands)	March 31,	March 31,	Increase	Percent
Net Sales	2018	2017	(Decrease)	Change
North America	$220,405	$198,243	$22,162	11
Europe	78,371	63,423	14,948	24
Latin America	41,688	43,505	(1,817)	-4
Asia	18,476	17,432	1,044	6
Total Surfactants Segment	$358,940	$322,603	$36,337	11

Net sales for North American operations increased 11 percent between quarters. Higher selling prices, sales volume and the favorable effects of foreign currency translation positively impacted the quarter-over-quarter change in net sales by $11.0 million, $10.9 million and $0.3 million, respectively.   Selling prices increased five percent, quarter over quarter, mainly due to the pass through of higher raw material costs to customers and to a more favorable mix of sales.  The five percent increase in sales volume reflected higher sales of products used in personal care, agricultural and oilfield applications.  Sales volumes of general surfactants to our distribution partners also increased.  The foreign currency impact reflected a weaker U.S. dollar relative to the Canadian dollar.

Net sales for European operations increased 24 percent between quarters.  Higher sales volume, selling prices and the favorable effects of foreign currency translation favorably impacted the quarter-over-quarter change in net sales by $4.1 million, $0.8 million and $10.1 million, respectively.  Sales volume increased seven percent quarter over quarter primarily due to the sale of products used in laundry and cleaning, personal care and agricultural applications, partially offset by lower sales to our distribution partners.  A weaker U.S. dollar against the European euro and British pound sterling led to the foreign currency translation effect.

Net sales for Latin American operations decreased four percent.  Sales volume declined six percent between quarters, which negatively affected the net sales change by $2.4 million.  Increased selling prices and the favorable effects of foreign currency translation partially offset the volume decline by $0.3 million each.  The lower sales volume is principally due to lower demand for commodity products used in laundry and cleaning applications.  The quarter-over-quarter strengthening of the Mexican peso and the Colombian peso against the U.S. dollar, partially offset by a weaker Brazilian real, generated the favorable foreign currency effect.

Net sales for Asian operations increased six percent primarily due to higher sales volume and selling prices, which accounted for $1.0 million and $0.5 million of the quarter-over-quarter change in net sales, respectively. The unfavorable effects of foreign currency translation negatively impacted the net sales change by $0.5 million.  The 6 percent increase in volume was primarily due to stronger demand for surfactants sold to our distribution partners.  A weaker Philippine peso relative to the U.S. dollar caused the negative foreign currency translation effect.

Surfactants operating income for the first quarter of 2018 increased $1.9 million, or five percent, over operating income for the first quarter of 2017.  Gross profit increased $3.7 million on improvements in North America, Europe and Asia that were partially offset by declines in Latin America. Operating expenses increased $1.8 million, or eight percent. Quarter-over-quarter comparisons of gross profit by region and total segment operating expenses and operating income follow:

	For the Three Months Ended
(Dollars in thousands)	March 31, 2018	March 31, 2017(1)	Increase (Decrease)	Percent Change
Gross Profit and Operating Income
North America	$44,137	$43,048	$1,089	3
Europe	9,376	6,046	3,330	55
Latin America	5,420	7,244	(1,824)	-25
Asia	5,591	4,500	1,091	24
Surfactants Segment Gross Profit	$64,524	$60,838	$3,686	6
Operating Expenses	24,273	22,467	1,806	8
Surfactants Segment Operating Income	$40,251	$38,371	$1,880	5

(1)

The 2017 North America gross profit and the total operating expenses line items have been immaterially changed from the amounts originally reported as a result of the Company’s first quarter 2018 adoption of ASU No. 2017-07 Compensation-Retirement Benefits (Topic 715).

Gross profit for North American operations increased three percent quarter over quarter principally due to improved product mix and higher sales volumes. The improved product mix primarily reflects increased sales of products used in agricultural and oilfield applications and higher sales of products to our distribution partners.  Higher quarter-over-quarter sales of products used in personal care applications contributed to the 2018 volume growth.

Gross profit for European operations increased 55 percent, or $3.3 million, between quarters primarily due to the seven percent increase in sales volume, improved margins and the favorable impact of foreign currency translation.  These items favorably impacted the quarter-over-quarter change in gross profit by $0.4 million, $1.7 million and $1.2 million, respectively.

Gross profit for Latin American operations decreased 25 percent, or $1.8 million, quarter over quarter. This decrease was primarily due to lower unit margins and a six percent decline in sales volume.  Lower commodity volumes in Brazil offset growth in the Company’s Tier 2 and Tier 3 customer base.

Asia gross profit improved 24 percent, or $1.1 million, largely due to the six percent increase in sales volume and higher quarter-over-quarter production volume in Singapore, which led to lower unit overhead costs.

Operating expenses for the Surfactants segment increased $1.8 million, or eight percent, quarter over quarter. Most of the increase was due higher employee-related expenses and higher bad debt provision expense in 2018 versus the prior year quarter.

Polymers

Polymers net sales for the first quarter of 2018 decreased $4.7 million, or four percent, over net sales for the same period of 2017.  A nine percent decrease in sales volume and lower selling prices accounted for $11.1 million and $0.4 million, respectively, of the quarter-over-quarter net sales decrease.  The effects of foreign currency translation positively impacted the net sales change by $6.8 million. A quarter-over-quarter comparison of net sales by region follows:

	For the Three Months Ended
(Dollars in thousands)	March 31	March 31	Increase	Percent
Net Sales	2018	2017	(decrease)	change
North America	$73,474	$78,364	$(4,890)	-6
Europe	41,784	42,403	(619)	-1
Asia and Other	6,675	5,843	832	14
Total Polymers Segment	$121,933	$126,610	$(4,677)	-4

Net sales for North American operations declined six percent due to lower sales volume, partially offset by higher selling prices.   Sales volume declined eight percent which unfavorably impacted the net sales change by $6.1 million.  Sales volume of polyols used in rigid foam applications declined mainly due to lost market share and the negative impact of the extended winter weather which has delayed the start of construction projects.  Phthalic anhydride sales volume declined four percent.  Sales volume of specialty polyols increased three percent due to greater demand for products used in CASE applications and powdered resins.  Selling prices increased two percent, which had a $1.2 million positive effect on the quarter-over-quarter change in net sales.  The pass through of certain higher raw material costs to customers led to the increased selling prices.

Net sales for European operations decreased one percent. A decrease in sales volume and lower selling prices accounted for $5.4 million and $1.6 million, respectively, of the quarter-over-quarter net sales decrease. The lower sales volume was principally due to customer inventory builds prior to year-end, the carryover effect of the 2017 MDI shortage and extended winter weather which has delayed the start of construction projects.  The favorable effects of foreign currency translation offset the effects of the decreased sales volume and prices by $6.4 million.

Net sales for Asia and Other operations increased 14 percent quarter over quarter primarily due to an 11 percent increase in sales volume and the favorable effects of foreign currency translation.  These items positively impacted the change in nets sales by $0.6 million and $0.4 million, respectively.  Most of the sales volume increase reflected new business for the Company’s manufacturing facility in Nanjing, China, that commenced operations in early 2016.

Polymers operating income for the first quarter of 2018 declined $4.5 million, or 21 percent, from operating income for the first quarter of last year. Gross profit decreased $4.6 million, or 16 percent, primarily due to reduced margins and lower sales volumes in North America and Europe.  Operating expenses were flat quarter-over-quarter.  Quarter-over-quarter comparisons of gross profit by region and total segment operating expenses and operating income follow:

	For the Three Months Ended
(Dollars in thousands)	March 31, 2018	March 31, 2017(1)	(Decrease)	Percent Change
Gross Profit and Operating Income
North America	$18,156	$21,259	$(3,103)	-15
Europe	5,964	7,358	(1,394)	-19
Asia and Other	(145)	(71)	(74)	104
Polymers Segment Gross Profit	$23,975	$28,546	$(4,571)	-16
Operating Expenses	7,081	7,121	(40)	-1
Polymers Segment Operating Income	$16,894	$21,425	$(4,531)	-21

(1)

The 2017 North America gross profit and the total operating expenses line items have been immaterially changed from the amounts originally reported as a result of the Company’s first quarter 2018 adoption of ASU No. 2017-07 Compensation-Retirement Benefits (Topic 715).

Gross profit for North American operations declined 15 percent quarter over quarter primarily due to the eight percent decline in sales volume and reduced sales margins.  The decline in margins reflected the effect of higher raw material costs that, due to competitive reasons, could not entirely be passed on to customers.  Proceeds received from a class action settlement ($2.1 million) partially offset the declines above.

Gross profit for European operations decreased 19 percent due to the 13 percent decrease in sales volume and reduced sales margins.  The favorable effects of foreign currency translation positively impacted the quarter-over-quarter change in gross profit by $0.9 million.

Specialty Products

Net sales for the first quarter of 2018 declined $0.6 million, or three percent, from net sales for the first quarter of 2017. Lower selling prices, partially offset by sales volume growth of two percent, led to the net sales decline. Operating income declined $1.6 million quarter over quarter. The decline in operating income reflected a less favorable mix of sales resulting from the timing of orders for certain products used in pharmaceutical and flavoring applications.

Corporate Expenses

Corporate expenses, which are comprised of deferred compensation and other operating expenses that are not allocated to the reportable segments, increased $2.3 million between quarters to $17.2 million for the first quarter of 2018 from $14.9 million for the first quarter of 2017. The increase in corporate expense was primarily attributable to higher deferred compensation expense ($1.2 million), legal and environmental ($0.6 million) and patents and trademark associated expenses ($0.3 million).  The higher legal expenses were partially attributable to the Company’s first quarter acquisition in Mexico.

The $1.2 million increase in deferred compensation expense reflected a $4.21 per share increase in the value of Company common stock in the first quarter of 2018 compared to a $2.67 per share decrease for the first quarter of last year. The following table presents the quarter-end Company common stock market prices used in the computation of deferred compensation expenses for the three months ended March 31, 2018 and 2017:

	2018	2017		2016
	March 31	December 31	March 31	December 31
Company Common Stock Price	$83.18	$78.97	$78.81	$81.48

LIQUIDITY AND CAPITAL RESOURCES

Overview

For the three months ended March 31, 2018, operating activities were a cash source of $1.0 million versus a source of $3.3 million for the comparable period in 2017. For the current period, investing cash outflows totaled $47.1 million, as compared to an outflow of $26.6 million in the prior year period, and financing activities were a use of $8.8 million, as compared to a use of $7.2 million in the prior year period. Cash and cash equivalents decreased by $54.3 million compared to December 31, 2017, including a favorable exchange rate impact of $0.5 million.

As of March 31, 2018, the Company’s cash and cash equivalents totaled $244.6 million. Cash in U.S. demand deposit accounts totaled $76.3 million and cash of the Company’s non-U.S. subsidiaries held outside the U.S. totaled $168.3 million as of March 31, 2018.

Operating Activity

Net income decreased by $1.2 million versus the comparable period in 2017. Working capital was a cash use of $53.4 million versus a use of $50.5 million for the comparable year-ago period.

Year-to-date accounts receivable were a use of $24.2 million compared to a use of $20.3 million for the comparable period in 2017. Inventories were a use of $9.0 million in 2018 versus a use of $14.4 million in 2017. Accounts payable and accrued liabilities were a use of $19.5 million in 2018 compared to a use of $14.2 million for the same period in 2017.

Working capital requirements were higher year-to-date, compared to the same period in 2017, due to the changes noted above.  The year-to-date accounts receivables increase was primarily due to both higher sales quantities and selling price increases. The year-to-date inventory increase was due to higher prices and quantities. It is management’s opinion that the Company’s liquidity is sufficient to provide for potential increases in working capital requirements during 2018.

Investing Activity

Cash outflows for investing activities were up by $20.4 million year-over-year. Cash used for investing activities year-to-date included capital expenditures of $27.4 million compared to $20.4 million for the comparable period last year. Other investing activities consumed $19.7 million in 2018 versus a use of $6.2 million in 2017. The increase in other investing activities was primarily attributable to the $21.5 million cash outflow related to the acquisition of BASF’s surfactant production facility in Ecatepec, Mexico and a portion of related surfactant business.

For 2018, the Company estimates that total capital expenditures will range from $105 million to $115 million including infrastructure and optimization spending in the United States, Germany and Mexico.

Financing Activity

Cash used for financing activities was $8.8 million in 2018 versus $7.2 million in 2017.

The Company purchases shares of its common stock in the open market or from its benefit plans from time to time to fund its own benefit plans and also to mitigate the dilutive effect of new shares issued under its benefit plans. The Company may, from time to time, seek to retire or purchase additional amounts of its outstanding equity and/or debt securities through cash purchases and/or exchanges for other securities, in open market purchases, privately negotiated transactions or otherwise, including pursuant to plans meeting the requirements of Rule 10b5-1 promulgated by the SEC. Such repurchases or exchanges, if any, will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. For the three months ended March 31, 2018, the Company purchased 6,107 shares on the open market (valued at $0.5 million) and 23,471 shares from the Company’s retirement plans (valued at $2.0 million).  At March 31, 2018, there were 611,561 shares remaining under the current share repurchase authorization.

Debt and Credit Facilities

Consolidated balance sheet debt remained unchanged at $290.8 million at March 31, 2018 compared to December 31, 2017. Net debt (which is defined as total debt minus cash – see the “Reconciliation of Non-GAAP Net Debt” section of this MD&A) increased by $54.3 million for the current year, from -$8.1 million to $46.2 million, primarily due to a $54.3 million decrease of cash between December 31, 2017 and March 31, 2018.

As of March 31, 2018, the ratio of total debt to total debt plus shareholders’ equity was 27.3 percent compared to 28.2 percent at December 31, 2017. As of March 31, 2018, the ratio of net debt to net debt plus shareholders’ equity was 5.6 percent, compared to -1.1 percent at December 31, 2017. At March 31, 2018, the Company’s debt included $290.0 million of unsecured private placement loans with maturities ranging from 2018 through 2027. These loans are the Company’s primary source of long-term debt financing and are supplemented by bank credit facilities to meet short and medium-term needs.

On January 30, 2018, the Company entered into a five year committed $350 million multi-currency revolving credit facility with a syndicate of banks.  This credit facility replaced the Company’s prior $125 million credit agreement dated as of July 10, 2014. The credit agreement allows the Company to make unsecured borrowings, as requested from time to time to finance working capital needs, permitted acquisitions, capital expenditures and for general corporate purposes. This unsecured facility is the Company’s primary source of short-term borrowings and is committed through January 30, 2023. The Company’s outstanding Note Purchase Agreements were amended effective January 30, 2018 to make certain covenants consistent with those included in the credit agreement. As of March 31, 2018, the Company had outstanding letters of credit totaling $4.9 million under the revolving credit agreement and no borrowings, with $345.1 million remaining available.

The Company anticipates that cash from operations, committed credit facilities and cash on hand will be sufficient to fund anticipated capital expenditures, working capital, dividends and other planned financial commitments for the foreseeable future.

Certain foreign subsidiaries of the Company maintain short-term bank lines of credit in their respective local currencies to meet working capital requirements as well as to fund capital expenditure programs and acquisitions. At March 31, 2018, the Company’s foreign subsidiaries had outstanding debt of $1.9 million.

The Company has material debt agreements that require the maintenance of minimum interest coverage and minimum net worth. These agreements also limit the incurrence of additional debt as well as the payment of dividends and repurchase of treasury shares. As of March 31, 2018, testing for these agreements was based on the Company’s consolidated financial statements. Under the most restrictive of these debt covenants:

1.	The Company was required to maintain a minimum interest coverage ratio, as defined within the agreements, of 3.50 to 1.00, for the preceding four calendar quarters.

2.	The Company was required to maintain a maximum net leverage ratio, as defined within the agreements, not to exceed 3.50 to 1.00.

3.	The Company was required to maintain net worth of at least $325.0 million.
4.

The Company was permitted to pay dividends and purchase treasury shares after December 31, 2017, in amounts of up to $100.0 million plus 100 percent of net income and cash proceeds of stock option exercises, measured cumulatively beginning December 31, 2017. The maximum amount of dividends that could have been paid within this limitation is disclosed as unrestricted retained earnings in Note 12 to the condensed consolidated financial statements.

The Company believes it was in compliance with all of its loan agreements as of March 31, 2018.

ENVIRONMENTAL AND LEGAL MATTERS

The Company’s operations are subject to extensive federal, state and local environmental laws and regulations and similar laws in the other countries in which the Company does business.  Although the Company's environmental policies and practices are designed to ensure compliance with these laws and regulations, future developments and increasingly stringent environmental regulation may require the Company to make additional environmental expenditures.  The Company will continue to invest in the equipment and facilities necessary to comply with existing and future regulations.  During the first three months of 2018 and 2017, the Company’s expenditures for capital projects related to the environment were $0.9 million and $0.7 million, respectively.  These projects are capitalized and depreciated over their estimated useful lives, which are typically 10 years.  Recurring costs associated with the operation and maintenance of facilities for waste treatment and disposal and managing environmental compliance in ongoing operations at the Company’s manufacturing locations were $6.9 million and $6.0 million for the three months ended March 31, 2018 and 2017, respectively.

Over the years, the Company has received requests for information related to or has been named by the government as a potentially responsible party at a number of waste disposal sites where cleanup costs have been or may be incurred under CERCLA and similar state or foreign statutes.  In addition, damages are being claimed against the Company in general liability actions for alleged personal injury or property damage in the case of some disposal and plant sites.  The Company believes that it has made adequate provisions for the costs it may incur with respect to the sites.  It is the Company’s accounting policy to record liabilities when environmental assessments and/or remedial efforts are probable and the cost or range of possible costs can be reasonably estimated.  When no amount within the range is a better estimate than any other amount, the minimum is accrued.  Some of the factors on which the Company bases its estimates include information provided by feasibility studies, potentially responsible party negotiations and the development of remedial action plans.  After partial remediation payments at certain sites, the Company has estimated a range of possible environmental and legal losses of $23.9 million to $45.2 million at March 31, 2018, compared to $24.2 million to $45.4 million at December 31, 2017.  At March 31, 2018, and December 31, 2017, the Company's accrued liability for such losses, which represented the Company’s best estimate within the estimated range of possible environmental and legal losses, was $23.9 million and $24.2 million, respectively.  Because the liabilities accrued are estimates, actual amounts could differ from the amounts reported. Cash outlays related to legal and environmental matters approximated $0.2 million and $0.4 million for the three-month periods ended March 31, 2018 and 2017, respectively.

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

OUTLOOK

The Company believes Surfactants will build upon its strong start and continue to benefit from its diversification efforts into functional products, new technologies, improved internal efficiencies and expanded sales into a broad customer base globally.    The Company believes improved weather will restore demand for insulation and contribute to better European Polymers results while it expects the North American Polymers business to continue to be challenged.  Overall, the Company remains optimistic about the remainder of the year.

CRITICAL ACCOUNTING POLICIES

There have been no changes to the critical accounting policies disclosed in the Company’s 2017 Annual Report on Form 10-K with the exception of revenue recognition.  During the first quarter of 2018 the Company adopted ASU 2014-19 which changed the criteria for revenue recognition to the time when the Company satisfies its performance obligation by transferring control of product to the customer as compared to the “risk and rewards” criteria used in prior years.  Adoption of ASU 2014-19 did not have a material impact on the Company’s financial position or results of operations.  See Note 12 for additional details.

RECONCILIATION OF NON-GAAP ADJUSTED NET INCOME AND EARNINGS PER SHARE

	Three Months Ended March 31
(In millions, except per share amounts)	2017		2017
	Net Income	Diluted EPS	Net Income	Diluted EPS
Net Income Attributable to the Company as Reported	$30.7	$1.31	$31.9	$1.37

Deferred Compensation (Income) Expense (including related investment activity)	1.4	0.06	(1.3)	(0.05)
Business Restructuring	0.3	0.02	0.8	0.03
Cumulative Tax Effect on Above Adjustment Items	(0.4)	(0.02)	0.3	0.01
Adjusted Net Income	$32.0	$1.37	$31.7	$1.36

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

RECONCILIATION OF NON-GAAP NET DEBT

(In millions)	March 31, 2018	December 31, 2017
Current Maturities of Long-Term Debt as Reported	$22.6	$22.5
Long-Term Debt as Reported	268.2	268.3
Total Debt as Reported	290.8	290.8
Less Cash and Cash Equivalents as Reported	(244.6)	(298.9)
Net Debt	$46.2	$(8.1)

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

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the market risks described in the Company’s 2017 Annual Report on Form 10-K.

Item 4 – Controls and Procedures

a.	Evaluation of Disclosure Controls and Procedures

We have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2018.  Based on this evaluation of our disclosure controls and procedures, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2018, such that the information required to be disclosed in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

b.	Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II OTHER INFORMATION

Item 1 – Legal Proceedings

There have been no material changes to the legal proceedings disclosed in the Company’s 2017 Annual Report on Form 10-K.

Item 1A – Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s 2017 Annual Report on Form 10-K.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Below is a summary by month of share purchase by the Company during the first quarter of 2018:

Month	Total Number of Shares Purchased			Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 2018	1,424	(a)		$79.40	—	—
February 2018	12,074	(a)		$76.27	—	—
March 2018	55,936	(a)	(b)	$82.84	—	—

Total	69,434			$81.62	—	—

(a)

Represents shares of Company common stock tendered by employees to settle statutory withholding taxes related to distributions of deferred performance stock awards and deferred management incentive compensation and to the exercise of SARs.

(b)	Includes 29,578 shares of Company common stock purchased on the open market and from the Company’s retirement plans.

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Mine Safety Disclosures

Not applicable

Item 5 – Other Information

None

Item 6 – Exhibits

Exhibit No.		Description

10.1+	–

First Amendment to the Stepan Company 2011 Incentive Compensation Plan (filed with the Company’ Annual Report on Form 10-K filed on February 27, 2018 (File No.001-4462) and incorporated herein by reference)

10.2+	–

Form of Non-Qualified Stock Option Agreement under the Stepan Company 2011 Incentive Compensation Plan (filed with the Company’s Annual Report on Form 10-K filed on February 27, 2018 (File No.001-4462) and incorporated herein by reference)

10.3+	–

Form of Performance Grant Agreement under the Stepan Company 2011 Incentive Compensation Plan (filed with the Company’s Annual Report on Form 10-K filed on February 27, 2018 (File No.001-4462) and incorporated herein by reference)

10.4+	–

Form of Stock Appreciation Rights Agreement under the Stepan Company 2011 Incentive Compensation Plan (filed with the Company’s Annual Report on Form 10-K filed on February 27, 2018 (File No.001-4462) and incorporated herein by reference)

10.5+	–

Form of Stock Awards Agreement under the Stepan Company 2011 Incentive Compensation Plan (filed with the Company’s Annual Report on Form 10-K filed on February 27, 2018 (File No.001-4462) and incorporated herein by reference)

10.6	–

Third Amendment, dated as of January 30, 2018, to the Note Purchase Agreement dated as of September 29, 2005 among Stepan Company and the noteholders party thereto (filed with the Company’s Current Report on Form 8-K filed on February 27, 2018 (File No.001-4462) and incorporated herein by reference)

10.7	–

First Amendment, dated as of January 30, 2018, to the Note Purchase Agreement dated as of June 27, 2013 among Stepan Company and the noteholders party thereto (filed with the Company’s Current Report on Form 8-K filed on February 27, 2018 (File No.001-4462) and incorporated herein by reference)

10.8	–

First Amendment, dated as of January 30, 2018, to the Note Purchase Agreement dated as of July 10, 2015 among Stepan Company and the noteholders party thereto (filed with the Company’s Current Report on Form 8-K filed on February 27, 2018 (File No.001-4462) and incorporated herein by reference

10.9	–

Credit Agreement, dated as of January 30, 2018, among Stepan Company, the foreign subsidiary borrowers from time to time party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A., as syndication agent, and J.P.Morgan Chase Bank, N.A. and Merrill Lynch Pierce Fenner & Smith Incorporated, as joint lead arrangers and joint bookrunners (filed with the Company’s Current Report on Form 8-K filed on February 2, 2018 (File No.001-4462) and incorporated herein by reference

31.1	–	Certification of President and Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)

31.2	–	Certification of Vice President and Chief Financial Officer pursuant to Exchange Act Rule 13a- 14(a)/15d-14(a)

32	–	Certification pursuant to 18 U.S.C. Section 1350

101.INS	–	XBRL Instance Document

101.SCH	–	XBRL Taxonomy Extension Schema Document

101.CAL	–	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	–	XBRL Taxonomy Extension Definition Document

101.LAB	–	XBRL Taxonomy Extension Label Linkbase Document
+ Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEPAN COMPANY

Date:  May 1, 2018

/s/ Matthew J. Eaken
Matthew J. Eaken
Vice President, Corporate Controller and Interim Chief Financial Officer (Principal Financial and Accounting Officer)