Form 10-Q
period 2018-06-30
STEPAN CO
filed 2018-08-01
CIK 94049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes   ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 20, 2018
Common Stock, $1 par value	22,522,507 Shares

Part I FINANCIAL INFORMATION

Item 1 - Financial Statements

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Unaudited

(In thousands, except per share amounts)	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
Net Sales	$519,866	$495,101	$1,019,201	$963,370
Cost of Sales(a)	430,586	405,113	840,351	781,263
Gross Profit(a)	89,280	89,988	178,850	182,107
Operating Expenses:
Selling(a)	13,369	13,230	28,259	26,686
Administrative(a)	18,098	17,769	37,537	35,661
Research, development and technical services(a)	13,720	14,254	27,334	27,633
Deferred compensation expense	(865)	5,016	749	5,392
	44,322	50,269	93,879	95,372
Business restructuring expenses (Note 15)	(273)	(586)	(631)	(1,372)
Operating Income(a)	44,685	39,133	84,340	85,363
Other Income (Expense):
Interest, net	(2,672)	(2,863)	(5,823)	(5,855)
Other, net(a) (Note 14)	484	793	1,644	1,885
	(2,188)	(2,070)	(4,179)	(3,970)

Income Before Provision for Income Taxes	42,497	37,063	80,161	81,393
Provision for Income Taxes (Note 17)	9,574	9,167	16,522	21,585
Net Income	32,923	27,896	63,639	59,808
Net (Income) Loss Attributable to Noncontrolling Interests (Note 2)	2	(14)	9	(13)
Net Income Attributable to Stepan Company	$32,925	$27,882	$63,648	$59,795

Net Income Per Common Share Attributable to Stepan Company (Note 9):
Basic	$1.43	$1.21	$2.76	$2.61
Diluted	$1.41	$1.19	$2.73	$2.56

Shares Used to Compute Net Income Per Common Share Attributable to Stepan Company (Note 9):
Basic	23,039	22,953	23,059	22,927
Diluted	23,295	23,381	23,341	23,356

Dividends Declared Per Common Share	$0.23	$0.21	$0.45	$0.41

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

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited

(In thousands)	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
Net income	$32,923	$27,896	$63,639	$59,808
Other comprehensive income :
Foreign currency translation adjustments (Note 10)	(35,059)	5,997	(26,242)	16,451
Defined benefit pension adjustments, net of tax (Note 10)	752	567	1,505	1,132
Derivative instrument activity, net of tax (Note 10)	(2)	(3)	(5)	(5)
Total other comprehensive income	(34,309)	6,561	(24,742)	17,578
Comprehensive income (loss)	(1,386)	34,457	38,897	77,386
Comprehensive (income) loss attributable to noncontrolling interests (Note 2)	49	(34)	24	(46)
Comprehensive income (loss) attributable to Stepan Company	$(1,337)	$34,423	$38,921	$77,340

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(In thousands)	June 30, 2018	December 31, 2017
Assets
Current Assets:
Cash and cash equivalents	$256,736	$298,894
Receivables, net	312,220	293,541
Inventories (Note 6)	188,461	172,748
Other current assets	23,136	23,553
Total current assets	780,553	788,736
Property, Plant and Equipment:
Cost	1,632,103	1,603,286
Less: Accumulated depreciation	(1,032,955)	(1,004,843)
Property, plant and equipment, net	599,148	598,443
Goodwill, net	22,972	25,118
Other intangible assets, net	16,035	18,538
Long-term investments (Note 3)	27,229	28,270
Other non-current assets	12,848	11,756
Total assets	$1,458,785	$1,470,861
Liabilities and Equity
Current Liabilities:
Current maturities of long-term debt (Note 13)	$24,312	$22,500
Accounts payable	201,313	204,977
Accrued liabilities	80,088	92,776
Total current liabilities	305,713	320,253
Deferred income taxes	14,060	10,962
Long-term debt, less current maturities (Notes 13)	262,504	268,299
Other non-current liabilities	114,474	130,433
Commitments and Contingencies (Note 7)
Equity:
Common stock, $1 par value; authorized 60,000,000 shares; 26,278,816 issued shares in 2018 and 26,070,787 issued shares in 2017	26,279	26,071
Additional paid-in capital	177,779	170,408
Accumulated other comprehensive loss (Note 10)	(124,290)	(99,563)
Retained earnings	775,031	721,741
Less: Common treasury stock, at cost, 3,756,309 shares in 2018 and 3,561,509 shares in 2017	(93,559)	(78,561)
Total Stepan Company stockholders’ equity	761,240	740,096
Noncontrolling interests (Note 2)	794	818
Total equity	762,034	740,914
Total liabilities and equity	$1,458,785	$1,470,861

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(In thousands)	Six Months Ended June 30
	2018	2017
Cash Flows From Operating Activities
Net income	$63,639	$59,808
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,500	37,729
Deferred compensation	749	5,392
Realized and unrealized gains on long-term investments	(504)	(2,576)
Stock-based compensation	3,387	4,551
Deferred income taxes	2,463	2,741
Other non-cash items	830	2,972
Changes in assets and liabilities:
Receivables, net	(23,969)	(33,697)
Inventories	(14,409)	(1,477)
Other current assets	442	(2,050)
Accounts payable and accrued liabilities	(18,579)	(11,777)
Pension liabilities	(122)	(58)
Environmental and legal liabilities	(479)	(469)
Deferred revenues	(162)	(162)
Net Cash Provided By Operating Activities	53,786	60,927
Cash Flows From Investing Activities
Expenditures for property, plant and equipment	(43,741)	(38,331)
Business acquisition (Note 16)	(21,475)	(4,339)
Other, net	1,775	(2,184)
Net Cash Used In Investing Activities	(63,441)	(44,854)
Cash Flows From Financing Activities
Revolving debt and bank overdrafts, net	1,893	(7,221)
Other debt repayments	(5,714)	(5,714)
Dividends paid	(10,160)	(9,225)
Company stock repurchased	(12,000)	(1,500)
Stock option exercises	3,274	2,518
Other, net	(4,432)	(1,586)
Net Cash Used In Financing Activities	(27,139)	(22,728)
Effect of Exchange Rate Changes on Cash	(5,364)	4,730
Net Decrease in Cash and Cash Equivalents	(42,158)	(1,925)
Cash and Cash Equivalents at Beginning of Period	298,894	225,743
Cash and Cash Equivalents at End of Period	$256,736	$223,818
Supplemental Cash Flow Information
Cash payments of income taxes, net of refunds/payments	$19,739	$18,288
Cash payments of interest	$6,444	$7,101

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

Unaudited

1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements included herein have been prepared by Stepan Company (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate and make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company’s financial position as of June 30, 2018, results of operations for the three and six months ended June 30, 2018 and 2017, and cash flows for the six months ended June 30, 2018 and 2017, have been included.  These financial statements and related footnotes should be read in conjunction with the financial statements and related footnotes included in the Company’s 2017 Annual Report on Form 10-K.

2.	RECONCILIATIONS OF EQUITY

Below are reconciliations of total equity, Company equity and equity attributable to noncontrolling interests for the six months ended June 30, 2018 and 2017:

(In thousands)	Total Equity	Stepan Company Equity	Noncontrolling Interests’ Equity (3)
Balance at January 1, 2018	$740,914	$740,096	$818
Net income	63,639	63,648	(9)
Dividends	(10,160)	(10,160)
Common stock purchases (1)	(15,184)	(15,184)
Stock option exercises	3,274	3,274
Defined benefit pension adjustments, net of tax	1,505	1,505
Translation adjustments	(26,242)	(26,227)	(15)
Derivative instrument activity, net of tax	(5)	(5)
Other (2)	4,293	4,293
Balance at June 30, 2018	$762,034	$761,240	$794

(In thousands)	Total Equity	Stepan Company Equity	Noncontrolling Interests’ Equity (3)
Balance at January 1, 2017	$635,916	$634,604	$1,312
Net income	59,808	59,795	13
Dividends	(9,225)	(9,225)	—
Common stock purchases (1)	(3,191)	(3,191)	—
Stock option exercises	2,518	2,518	—
Defined benefit pension adjustments, net of tax	1,132	1,132	—
Translation adjustments	16,451	16,418	33
Derivative instrument activity, net of tax	(5)	(5)	—
Other (2)	5,295	5,295	—
Balance at June 30, 2017	$708,699	$707,341	$1,358
(1)

Includes the value of Company shares purchased in the open market and from the Company’s retirement plans and the value of Company common shares tendered by employees to settle statutory withholding taxes related to distributions of deferred performance awards and deferred management incentive compensation and exercises of stock appreciation rights.

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

The following were the financial instruments held by the Company at June 30, 2018, and December 31, 2017, and the methods and assumptions used to estimate the instruments’ fair values:

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

At June 30, 2018, and December 31, 2017, the fair values and related carrying values of debt, including current maturities, were as follows (the fair value and carrying value amounts are presented without regard to unamortized debt issuance costs of $1,067,000 and $987,000 as of June 30, 2018 and December 31, 2017, respectively):

(In thousands)	June 30, 2018	December 31, 2017
Fair value	$284,254	$293,272
Carrying value	287,883	291,786

The following tables present financial assets and liabilities measured on a recurring basis at fair value as of June 30, 2018, and December 31, 2017, and the level within the fair value hierarchy in which the fair value measurements fall:

(In thousands)	June 30, 2018	Level 1	Level 2	Level 3
Mutual fund assets	$27,229	$27,229	$—	$—
Derivative assets:
Foreign currency contracts	295	—	295	—
Total assets at fair value	$27,524	$27,229	$295	$—
Derivative liabilities:
Foreign currency contracts	$441	$—	$441	$—

(In thousands)	December 31, 2017	Level 1	Level 2	Level 3
Mutual fund assets	$28,270	$28,270	$—	$—
Derivative assets:
Foreign currency contracts	335	—	335	—
Total assets at fair value	$28,605	$28,270	$335	$—
Derivative liabilities :
Foreign currency contracts	$94	$—	$94	$—

4.	DERIVATIVE INSTRUMENTS

The Company is exposed to certain risks relating to its ongoing business operations. The primary risk managed by the use of derivative instruments is foreign currency exchange risk.  The Company holds forward foreign currency exchange contracts that are not designated as any type of accounting hedge as defined by GAAP.  The Company uses these contracts to manage its exposure to exchange rate fluctuations on certain Company subsidiary cash, accounts receivable, accounts payable and other obligation balances that are denominated in currencies other than the entities’ functional currencies. The forward foreign exchange contracts are recognized on the balance sheet as either an asset or a liability measured at fair value. Gains and losses arising from recording the foreign exchange contracts at fair value are reported in earnings as offsets to the losses and gains reported in earnings arising from the re-measurement of the asset and liability balances into the applicable functional currencies. At June 30, 2018, and December 31, 2017, the Company had open forward foreign currency exchange contracts, all with durations of one to three months, to buy or sell foreign currencies with U.S. dollar equivalent amounts of $48,492,032 and $41,197,000, respectively.

The fair values of the derivative instruments held by the Company on June 30, 2018, and December 31, 2017, are disclosed in Note 3. Derivative instrument gains and losses for the three- and six- month periods ending June 30, 2018 and 2017, were immaterial.  For amounts reclassified out of accumulated other comprehensive income (loss) (AOCI) into earnings for the three- and six- month periods ended June 30, 2018 and 2017, see Note 10.

5.	STOCK-BASED COMPENSATION

On June 30, 2018, the Company had stock options and stock awards outstanding under its 2006 Incentive Compensation Plan and stock options, stock awards and stock appreciation rights (SARs) outstanding under its 2011 Incentive Compensation Plan. SARs granted prior to 2015 are cash-settled, and SARs granted after 2014 are stock-settled.  Stock options and SARs granted prior to 2017 generally cliff vested after two years. Starting in 2017, stock options and SARs have a three-year graded vesting feature, with one-third of the awards vesting each year. The Company has elected the straight-line method of expense attribution for the stock options and SARs with the graded vesting feature.

Compensation expense recorded for all stock options, stock awards and SARs was as follows:

(In thousands)
Three Months Ended June 30		Six Months Ended June 30
2018	2017	2018	2017
$1,155	$3,166	$3,387	$4,551

The year-over-year and quarter-over-quarter decrease in stock-based compensation expense was primarily attributable to cash-settled SARs. SARs compensation expense decreased due to a decrease in the fair values of cash-settled SARs that resulted from a decline in the market value of Company common stock during the first six months of 2018.

Unrecognized compensation costs for stock options, stock awards and SARs were as follows:

(In thousands)	June 30, 2018	December 31, 2017
Stock options	$2,175	$1,179
Stock awards	5,105	3,737
SARs	4,674	2,398

The increases in unrecognized compensation costs for stock options, stock awards and SARs reflected the 2018 grants of:

Shares
Stock options	76,409
Stock awards (at target)	48,911
SARs	169,245

The unrecognized compensation costs at June 30, 2018, are expected to be recognized over weighted-average periods of 2.2 years, 1.9 years and 2.2 years for stock options, stock awards and SARs, respectively.

6.	INVENTORIES

The composition of inventories at June 30, 2018, and December 31, 2017, was as follows:

(In thousands)	June 30, 2018	December 31, 2017
Finished goods	$124,959	$117,529
Raw materials	63,502	55,219
Total inventories	$188,461	$172,748

Inventories are priced primarily using the last-in, first-out inventory valuation method.  If the first-in, first-out inventory valuation method had been used for all inventories, inventory balances would have been approximately $35,846,000 and $33,518,000 higher than reported at June 30, 2018, and December 31, 2017, respectively.

7.	CONTINGENCIES

There are a variety of legal proceedings pending or threatened against the Company.  Some of these proceedings may result in fines, penalties, judgments or costs being assessed against the Company at some future time.  The Company’s operations are subject to extensive local, state and federal regulations, including the U.S. Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) and the Superfund amendments of 1986 (Superfund) as well as similar regulations in other countries where the Company operates.  Over the years, the Company has received requests for information related to or has been named by the government as a potentially responsible party (PRP) at a number of waste disposal sites where cleanup costs have been or may be incurred under CERCLA and similar state statutes.  In addition, damages are being claimed against the Company in general liability actions for alleged personal injury or property damage in the case of some disposal and plant sites and in other commercial disputes.  The Company believes that it has made adequate provisions for the costs it may incur with respect to these matters.

As of June 30, 2018, the Company estimated a range of possible environmental and legal losses of $23.8 million to $45.2 million.  At June 30, 2018, and December 31, 2017, the Company’s accrued liability for such losses, which represented the Company’s best estimate within the estimated range of possible environmental and legal losses, was $23.8 million and $24.2 million, respectively. Cash outlays related to legal and environmental matters approximated $0.6 million and $1.0 million for the six-month periods ended June 30, 2018 and 2017, respectively.

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

Following are summaries of the material contingencies at June 30, 2018:

Maywood, New Jersey Site

The Company’s property in Maywood, New Jersey and property formerly owned by the Company adjacent to its current site and other nearby properties (Maywood site) were listed on the National Priorities List in September 1983 pursuant to the provisions of CERCLA because of certain alleged chemical contamination.  Pursuant to an Administrative Order on Consent entered into between the U.S. Environmental Protection Agency (USEPA) and the Company for property formerly owned by the Company, and the issuance of an order by USEPA to the Company for property currently owned by the Company, the Company has completed various Remedial Investigation Feasibility Studies (RI/FS), and in September, 2014, the USEPA issued its Record of Decision (ROD) for chemically-contaminated soil. The USEPA has not yet issued a ROD for chemically-contaminated groundwater for the Maywood site. Based on the most current information available, the Company believes its recorded liability represents its best estimate of the cost of remediation for the Maywood site. The best estimate of the cost of remediation for the Maywood site could change as the Company continues to hold discussions with the USEPA, as the design of the remedial action progresses, if a groundwater ROD is issued or if other PRPs are identified. The ultimate amount for which the Company is liable could differ from the Company’s current recorded liability.

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

Wilmington Site

The Company is currently contractually obligated to contribute to the response costs associated with the Company’s formerly-owned site in Wilmington, Massachusetts.  Remediation at this site is being managed by its current owner, to whom the Company sold the property in 1980.  Under the agreement, once total site remediation costs exceed certain levels, the Company is obligated to contribute up to five percent of future response costs associated with this site with no limitation on the ultimate amount of contributions. The Company has paid the current owner $2.6 million for the Company’s portion of environmental response costs through June 30, 2018. The Company has recorded a liability for its portion of the estimated remediation costs for the site.  Depending on the ultimate cost of the remediation at this site, the amount for which the Company is liable could differ from the current estimates.

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

Other U.S. Sites

Through the regular environmental monitoring of its plant production sites, the Company discovered levels of chemical contamination that were above thresholds allowed by law at two of its U.S plants. The Company voluntarily reported its results to the applicable state environmental agencies. As a result, the Company is required to perform self-remediation of the affected areas. In the fourth quarter of 2016, the Company recognized a charge for the estimated cost of remediating the sites. Based on current information, the Company believes that its recorded liability for the remediation represents its best estimate of expected costs.  However, actual costs could differ from current estimates.

8.	POSTRETIREMENT BENEFIT PLANS

Defined Benefit Pension Plans

The Company sponsors various funded qualified and unfunded non-qualified defined benefit pension plans, the most significant of which cover employees in the U.S. and U.K. locations.  The U.S. and U.K. defined benefit pension plans are frozen and service benefits are no longer being accrued.

Components of Net Periodic Benefit Cost

	UNITED STATES
(In thousands)	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
Interest cost	$1,540	$1,662	$3,079	$3,323
Expected return on plan assets	(2,321)	(2,322)	(4,642)	(4,643)
Amortization of net actuarial loss	936	788	1,873	1,576
Net periodic benefit cost	$155	$128	$310	$256

	UNITED KINGDOM
(In thousands)	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
Interest cost	$144	$147	$292	$290
Expected return on plan assets	(226)	(198)	(457)	(390)
Amortization of net actuarial loss	56	95	113	187
Net periodic benefit cost (income)	$(26)	$44	$(52)	$87

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

Employer Contributions

U.S. Plans

As a result of pension funding relief provisions included in the Highway and Transportation Funding Act of 2014, the Company is not required to make contributions to the funded U.S. qualified defined benefit plans.  Approximately $312,000 is expected to be paid related to the unfunded non-qualified plans in 2018.  Of such amount, $200,000 had been paid related to the non-qualified plans as of June 30, 2018.

U.K. Plan

The Company’s U.K. subsidiary expects to contribute approximately $415,000 to its defined benefit pension plan in 2018.  Of such amount, $251,000 had been contributed to the plan as of June 30, 2018.

Defined Contribution Plans

The Company sponsors retirement savings defined contribution plans that cover eligible U.S. and U.K. employees. The Company’s U.S. retirement plans include two qualified plans, one of which is a 401(k) plan and one of which is an employee stock ownership plan, and one non-qualified supplemental executive plan.  Historically, the Company made profit sharing contributions into the qualified retirement plans for its U.S. employees.  Profit sharing contributions were determined each year using a formula that was applied to Company earnings.  The contributions, which were made partly in cash paid to the 401(k) plan and partly in Company common stock, are allocated to participant accounts on the basis of participant base earnings.  Effective January 1, 2018, the Company amended its U.S. retirement saving plan and profit sharing formula, which resulted in a higher potential contribution percentage to the U.S. retirement savings plan and a lower potential profit sharing contribution percentage relative to prior years.

Defined contribution plan expenses for the Company’s retirement savings plans and profit sharing were as follows:

(In thousands)	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
Retirement savings plans	$1,706	$1,224	$3,463	$2,483
Profit sharing	1,068	2,108	2,010	3,951
Total defined contribution expense	$2,774	$3,332	$5,473	$6,434

The Company has a rabbi trust to fund the obligations of its non-qualified supplemental executive defined contribution plans (supplemental plans). The trust comprises various mutual fund investments selected by the participants of the supplemental plans. In accordance with the accounting guidance for rabbi trust arrangements, the assets of the trust and the obligations of the supplemental plans are reported on the Company’s consolidated balance sheets.  The Company elected the fair value option for the mutual fund investment assets so that offsetting changes in the mutual fund values and defined contribution plan obligations would be recorded in earnings in the same period. Therefore, the mutual funds are reported at fair value with any subsequent changes in fair value recorded in the consolidated statements of income. The liabilities related to the supplemental plans increase (i.e., supplemental plan expense is recognized) when the value of the trust assets appreciates and decrease when the value of the trust assets declines (i.e., supplemental plan income is recognized). At June 30, 2018, the balance of the trust assets was $1,670,000, which equaled the balance of the supplemental plan liabilities (see the long-term investments section in Note 3 for further information regarding the Company’s mutual fund assets).

9.	EARNINGS PER SHARE

Below are the computations of basic and diluted earnings per share for the three and six months ended June 30, 2018 and 2017:

(In thousands, except per share amounts)	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
Computation of Basic Earnings per Share
Net income attributable to Stepan Company	$32,925	$27,882	$63,648	$59,795
Weighted-average number of common shares outstanding	23,039	22,953	23,059	22,927
Basic earnings per share	$1.43	$1.21	$2.76	$2.61

Computation of Diluted Earnings per Share
Net income attributable to Stepan Company	$32,925	$27,882	$63,648	$59,795
Weighted-average number of shares outstanding	23,039	22,953	23,059	22,927
Add weighted-average net shares from assumed exercise of options (under treasury stock method) (1)	87	172	103	177
Add weighted-average net shares related to unvested stock awards (under treasury stock method)	2	8	2	8
Add weighted-average net shares from assumed exercise of SARs (under treasury stock method) (1)	99	143	111	143
Add weighted-average contingently issuable net shares related to performance stock awards (under treasury stock method)	68	105	66	101
Weighted-average shares applicable to diluted earnings	23,295	23,381	23,341	23,356
Diluted earnings per share	$1.41	$1.19	$2.73	$2.56

(1) Options/SARs to acquire 194,949 and 98,878 shares of Company common stock were excluded from the computations of diluted earnings per share for the three- and six- months ended June 30, 2018, respectively.   Options/SARs to acquire 37,261 shares of Company common stock were excluded from the computations of diluted earnings per share for the six months ended June 30, 2017.  Inclusion of the instruments would have had antidilutive effects on the computations of the earnings per share.

10.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Below is the change in the Company’s AOCI balance by component (net of income taxes) for the three and six months ended June 30, 2018 and 2017:

(In thousands)	Foreign Currency Translation Adjustments	Defined Benefit Pension Plan Adjustments	Cash Flow Hedge Adjustments	Total
Balance at March 31, 2017	$(86,334)	$(30,225)	$98	$(116,461)
Other comprehensive income before reclassifications	5,977	—	—	5,977
Amounts reclassified from AOCI	—	567	(3)	564
Net current-period other comprehensive income	5,977	567	(3)	6,541
Balance at June 30, 2017	$(80,357)	$(29,658)	$95	$(109,920)

Balance at March 31, 2018	$(61,776)	$(28,340)	$88	$(90,028)
Other comprehensive income before reclassifications	(35,012)	—	—	(35,012)
Amounts reclassified from AOCI	—	752	(2)	750
Net current-period other comprehensive income	(35,012)	752	(2)	(34,262)
Balance at June 30, 2018	$(96,788)	$(27,588)	$86	$(124,290)

Balance at December 31, 2016	$(96,775)	$(30,790)	$100	$(127,465)
Other comprehensive income before reclassifications	16,418	—	—	16,418
Amounts reclassified from AOCI	—	1,132	(5)	1,127
Net current-period other comprehensive income	16,418	1,132	(5)	17,545
Balance at June 30, 2017	$(80,357)	$(29,658)	$95	$(109,920)

Balance at December 31, 2017	$(70,561)	$(29,093)	$91	$(99,563)
Other comprehensive income before reclassifications	(26,227)	—	—	(26,227)
Amounts reclassified from AOCI	—	1,505	(5)	1,500
Net current-period other comprehensive income	(26,227)	1,505	(5)	(24,727)
Balance at June 30, 2018	$(96,788)	$(27,588)	$86	$(124,290)

Information regarding the reclassifications out of AOCI for the three and six month periods ended June 30, 2018 and 2017, is displayed below:

(In thousands)	Amount Reclassified from AOCI (a)
AOCI Components	Three Months Ended June 30,		Six Months Ended June 30,		Affected Line Item in Consolidated Statements of Income
	2018	2017	2018	2017
Amortization of defined benefit pension actuarial losses	$(992)	$(883)	$(1,986)	$(1,763)	(b)
	240	316	481	631	Tax benefit
	$(752)	$(567)	$(1,505)	$(1,132)	Net of tax
Gains and losses on cash flow hedges:
Foreign exchange contracts	2	3	5	5	Cost of sales
	2	3	5	5	Total before tax
	—	—	—	—	Tax benefit
	$2	$3	$5	$5	Net of tax
Total reclassifications for the period	$(750)	$(564)	$(1,500)	$(1,127)	Net of tax

(a)	Amounts in parentheses denote expense to statement of income.
(b)	This component of accumulated other comprehensive income is included in the computation of net periodic benefit cost (see Note 8 for additional details).

11.	SEGMENT REPORTING

The Company has three reportable segments: Surfactants, Polymers and Specialty Products.  Net sales by segment for the three and six months ended June 30, 2018 and 2017, were as follows:

(In thousands)	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
Segment Net Sales
Surfactants	$356,884	$329,334	$715,824	$651,937
Polymers	140,867	141,187	262,800	267,797
Specialty Products	22,115	24,580	40,577	43,636
Total	$519,866	$495,101	$1,019,201	$963,370

Segment operating income and reconciliations of segment operating income to consolidated income before income taxes for the three and six months ended June 30, 2018 and 2017, are summarized below:

(In thousands)	Three Months Ended June 30		Six Months Ended June 30
	2018	2017(2)	2018	2017(2)
Segment Operating Income
Surfactants	$34,218	$31,164	$74,469	$69,535
Polymers	19,458	21,283	36,352	42,708
Specialty Products	4,240	5,451	3,890	6,737
Segment operating income	57,916	57,898	114,711	118,980
Business restructuring	(273)	(586)	(631)	(1,372)
Unallocated corporate expenses (1)	(12,958)	(18,179)	(29,740)	(32,245)
Consolidated operating income	44,685	39,133	84,340	85,363
Interest expense, net	(2,672)	(2,863)	(5,823)	(5,855)
Other, net	484	793	1,644	1,885
Consolidated income before income taxes	$42,497	$37,063	$80,161	$81,393

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

12.    REVENUE FROM CONTRACTS WITH CUSTOMERS

In the majority of instances the Company deems a contract with a customer to exist when a purchase order is received from a customer for a specified quantity of product or products and the Company acknowledges receipt of such purchase order.  In some instances the Company has entered into manufacturing supply agreements with customers but these agreements typically do not bind a customer to any purchase volume requirements and thus an obligation is not created until the customer submits a purchase order to the Company.  The Company’s contracts typically have a single performance obligation that is satisfied at the time product is shipped.  For a small portion of the business, performance obligations are deemed satisfied when product is delivered to a customer location.  Revenue is recognized when performance obligations under terms of a contract with a customer have been satisfied, which is predominantly at a point in time.  With the 2018 adoption of ASU 2014-09, revenue is currently recognized when a customer obtains control of a product as compared to the “risk and rewards” criteria used in prior years.  However, the adoption of ASU 2014-09 did not have a material impact on the Company’s financial position or results of operations during the first six months of 2018.

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

As of June 30, 2018, the Company did not have any contract assets or contract liabilities.  A contract liability would typically arise when an advance or deposit is received from a customer before the Company recognizes revenue.  In practice, this is extremely rare as it would require a customer to make a payment prior to a performance obligation being satisfied.  If such a situation did arise the Company would maintain a deferred revenue liability until the time a performance obligation has been satisfied.  The Company did not recognize any revenue in the current period from any pre-existing contract liability balance.

The tables below provides a geographic disaggregation of net sales for the three and six months ended June 30, 2018 and 2017.  The Company’s business segmentation by geographic region most effectively captures the nature and economic characteristics of the Company’s revenue streams impacted by economic factors.  This regional data is the predominant information used by senior management to assess the financial performance of operating segments and make resource allocation decisions.

	For the Three Months Ended June 30, 2018
(In thousands)
	Surfactants	Polymers	Specialty Products	Total
Geographic Market
North America	$218,029	$86,966	$18,674	$323,669
Europe	66,065	45,028	3,441	114,534
Latin America	56,579	633	—	57,212
Asia	16,211	8,240	—	24,451
Total	$356,884	$140,867	$22,115	$519,866

	For the Three Months Ended June 30, 2017
(In thousands)
	Surfactants	Polymers	Specialty Products	Total
Geographic Market
North America	$199,016	$86,925	$16,203	$302,144
Europe	65,289	46,854	8,377	120,520
Latin America	48,559	960	—	49,519
Asia	16,470	6,448	—	22,918
Total	$329,334	$141,187	$24,580	$495,101

	For the Six Months Ended June 30, 2018
(In thousands)
	Surfactants	Polymers	Specialty Products	Total
Geographic Market
North America	$438,434	$160,440	$33,488	$632,362
Europe	144,436	86,812	7,089	238,337
Latin America	98,267	1,460	—	99,727
Asia	34,687	14,088	—	48,775
Total	$715,824	$262,800	$40,577	$1,019,201

	For the Six Months Ended June 30, 2017
(In thousands)
	Surfactants	Polymers	Specialty Products	Total
Geographic Market
North America	$397,259	$165,289	$31,138	$593,686
Europe	128,712	89,257	12,498	230,467
Latin America	92,064	2,258	—	94,322
Asia	33,902	10,993	—	44,895
Total	$651,937	$267,797	$43,636	$963,370

13.	DEBT

At June 30, 2018, and December 31, 2017, debt comprised the following:

(In thousands)	Maturity Dates	June 30, 2018	December 31, 2017
Unsecured private placement notes
3.95% (net of unamortized debt issuance cost of $381 and $346 for 2018 and 2017, respectively)	2021-2027	$99,619	$99,654
3.86% (net of unamortized debt issuance cost of $375 and $343 for 2018 and 2017, respectively)	2019-2025	99,625	99,657
4.86% (net of unamortized debt issuance cost of $205 and $191 for 2018 and 2017, respectively)	2018-2023	55,509	55,523
5.88% (net of unamortized debt issuance cost of $99 and $95 for 2018 and 2017, respectively)	2018-2022	22,758	28,476
5.69% (net of unamortized debt issuance cost of $7 and $12 for 2018 and 2017, respectively)	2018	5,707	5,703
Debt of foreign subsidiaries
Unsecured bank debt, foreign currency	2018	3,598	1,786
Total debt		$286,816	$290,799
Less current maturities		24,312	22,500
Long-term debt		$262,504	$268,299

On January 30, 2018, the Company entered into a five year committed $350 million multi-currency revolving credit facility that matures on January 30, 2023 with a syndicate of banks.  This credit facility replaced the Company’s prior $125 million credit agreement. The Company’s outstanding Note Purchase Agreements were amended effective January 30, 2018 to make certain covenants consistent with those included in the credit agreement. The Company maintains standby letters of credit under its workers’ compensation insurance agreements and for other purposes, as needed from time to time, which are issued under the revolving credit agreement. As of June 30, 2018, the Company had outstanding letters of credit totaling $5,302,000 and no outstanding debt under this agreement. There was $344,698,000 available under the revolving credit agreement as of June 30, 2018.

The Company’s loan agreements contain provisions which, among others, require maintenance of certain financial ratios and place limitations on additional debt, investments and payment of dividends. Based on the loan agreement provisions that place limitations on dividend payments, unrestricted retained earnings (i.e., retained earnings available for dividend distribution) were $154,639,000 and $190,495,000 at June 30, 2018 and December 31, 2017, respectively.

14.	OTHER, NET

Other, net in the consolidated statements of income included the following:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Foreign exchange gains (losses)	$116	$(15)	$1,169	$(499)
Investment income	90	49	229	151
Realized and unrealized gains on investments	407	931	504	2,576
Net periodic benefit cost	(129)	(172)	(258)	(343)
Other, net	$484	$793	$1,644	$1,885

            Based on requirements of ASU No. 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, the Company reclassified Net periodic benefit cost outside of income from operations for the prior year periods. See Note 8 for more details for the components of Net periodic benefit cost.

15.	BUSINESS RESTRUCTURING

In May 2016, the Company announced plans to shut down its Longford Mills, Ontario, Canada (Longford Mills) manufacturing facility, a part of the Surfactant reportable segment, by December 31, 2016. The shutdown plan was developed as an effort to improve the Company’s asset utilization in North America and to reduce the Company’s fixed cost base. Manufacturing operations at the Longford Mills plant ceased by the end of 2016, and production of goods manufactured at the facility was transferred to other Company production sites in the United States. Decommissioning of the assets is expected to continue throughout 2018. As of June 30, 2018, $5,470,000 of aggregate restructuring expense has been recognized, reflecting $1,594,000 of termination benefits for approximately 30 employees and $3,876,000 for other expenses, principally asset decommissioning costs.

Below is a reconciliation of the restructuring liabilities as of March 31, 2018 and June 30, 2018:

(In thousands)	Termination Benefits	Other Expense	Total
Restructuring liability at December 31, 2017	$592	$99	$691
Expense recognized	—	358	358
Amounts paid	(140)	(409)	(549)
Foreign currency translation	(3)	(4)	(7)
Restructuring liability at March 31, 2018	$449	$44	$493
Expense recognized	—	273	273
Amounts paid	(79)	(226)	(305)
Foreign currency translation	(7)	(2)	(9)
Restructuring liability at June 30, 2018	$363	$89	$452

In June 2017, the Company eliminated 11 positions from manufacturing operations at its Singapore plant, which is part of the Company’s Surfactant segment.  The reduction in positions was made to better align the number of personnel with business requirements and to reduce costs at that site.  As a result of the reduction in workforce, termination expense of $132,000 was recognized in the consolidated statements of income for the three and six months ended June 30, 2017.  There is no more termination liability remaining for this site.

16.	ACQUISITION

2018 Acquisition

On March 26, 2018, the Company, through a subsidiary in Mexico, acquired BASF Mexicana, S.A.DE C.V.’s (BASF) production facility in Ecatepec, Mexico and a portion of its related surfactants business.  The facility, which is near Mexico City, has over 50,000 metric tons of capacity, 124,000 square feet of warehouse space, a large laboratory and office space.  The acquired assets and business are included in the Company’s Surfactants segment.  The purchase price of the acquisition was $21,475,000 and was paid with cash on hand.  The primary assets acquired were land, buildings, machinery and equipment and inventory.  The acquisition was accounted for as a business combination, and, accordingly, the assets acquired were measured and recorded at their estimated fair values.   The purchase price allocation remains preliminary as of June 30, 2018 pending finalization of the value of inventory acquired.

(In thousands)
Assets:
Property, plant and equipment	$14,464
Inventory	4,500
Value-added tax receivables	2,511
Total assets acquired	$21,475

The acquired business is expected to have minimal impact on the Company’s 2018 financial results.  Pro forma financial information for the first six months of 2017 and 2018 has not been included because revenues and earnings of the Company would not have been significantly different than reported had the acquisition date been January 1, 2017.

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

We have not made any additional measurement-period adjustments in the first six months of 2018 because such adjustments may be affected by other analyses related to the Tax Act, including, but not limited to, our calculation of deemed repatriation of deferred foreign income and the state tax effect of adjustments made to federal temporary differences.  However, we are continuing to gather additional information to complete our accounting for this item and expect to complete our accounting within the prescribed measurement period.

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

Our accounting for the Tax Act is incomplete.  As noted at year-end, we were not yet able to reasonably estimate the effects for the items set forth below.  Therefore, no provisional adjustments were recorded:

Global intangible low taxed income (GILTI): The Tax Act requires the Company to include certain income (GILTI) of its foreign subsidiaries in gross income.  The amount of this inclusion is determined under complex rules, and depends, in part, on the character of income earned by the foreign subsidiaries, the tax bases of those subsidiaries’ assets and the amount of certain interest expenses.

Under GAAP, we are allowed to make an accounting policy choice of either (1) treating taxes due on future income inclusions related to GILTI as a current-period expense when incurred (the period cost method) or (2) accounting for such amounts in measuring deferred taxes (the deferred method).  Our selection of an accounting policy with respect to the new GILTI tax rules will depend, in part, on analyzing our global income to determine whether we expect to have future income inclusions related to GILTI and, if so, what the impact is expected to be.  These determinations depend not only on our current structure and estimated future results of global operations but also our intent and ability to modify our structure and/or our business.  Therefore, we have not made any adjustments or estimates related to any potential deferred tax liabilities related to GILTI in our financial statements and have not made a policy decision regarding whether to record deferred tax liabilities related to GILTI.

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

In February 2016, the FASB issued ASU No. 2016-2, Leases (Topic 842). This guidance requires a dual approach for lessee accounting whereby a lessee will account for lease arrangements with terms greater than 12 months as either finance leases or operating leases. Both finance leases and operating leases will be recognized on the lessee’s balance sheet as right-of-use assets and corresponding lease liabilities, with differing methodologies for income statement recognition. In addition, the ASU requires expanded qualitative and quantitative disclosures about the Company’s lease arrangements. This guidance is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. A modified retrospective approach is required for all leases existing or entered into after the beginning of the earliest comparative period in the consolidated financial statements. Most of the Company’s operating leases will be required to be placed on the balance sheet. The Company is currently in the process of collecting and reviewing its lease data and assessing the quantitative impact that adoption of ASU No. 2016-2 will have on its financial position, results of operations and cash flows.

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

In January 2017, the FASB issued ASU No. 2017-1, Business Combination (Topic 805): Clarifying the Definition of a Business, with the objective of adding guidance to assist with evaluating whether transactions should be accounted for as an acquisition (or disposal) of assets or a business.  This update provides criteria to help determine when a set of assets and activities comprise a business as opposed to an acquisition of assets.  This guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods.  On January 1, 2018, the Company adopted ASU No. 2017-1, which did not have a material effect on the Company’s financial position, results of operations or cash flows.

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

Overview

The Company produces and sells intermediate chemicals that are used in a wide variety of applications worldwide. The overall business comprises three reportable segments:

•

Surfactants – Surfactants, which accounted for 70 percent of Company consolidated net sales for the first half of 2018, are principal ingredients in consumer and industrial cleaning products such as detergents for washing clothes, dishes, carpets, floors and walls, as well as shampoos and body washes. Other applications include fabric softeners, germicidal quaternary compounds, lubricating ingredients, emulsifiers for spreading agricultural products and industrial applications such as latex systems, plastics and composites. Surfactants are manufactured at five sites in the United States, three European sites (United Kingdom, France and Germany), five Latin American sites (one site in Colombia and two sites in Brazil and Mexico) and two Asian sites

(Philippines and Singapore). In 2016, the Company shut down its production facility in Canada, moving the production of goods previously manufactured in Canada to other Company production sites in the United States. Manufacturing operations at that facility ceased in the fourth quarter of 2016 but decommissioning activities were incurred in 2017 and will continue throughout 2018.  In March 2018, the Company, through a subsidiary in Mexico, acquired a production facility and a portion of its related surfactant business from BASF Mexicana, S.A. DE C.V.  See the “2018 Acquisition” paragraph below for additional details.

•

Polymers – Polymers, which accounted for 26 percent of consolidated net sales for the first half of 2018, include polyurethane polyols, polyester resins and phthalic anhydride.  Polyurethane polyols are used in the manufacture of rigid foam for thermal insulation in the construction industry and are also a base raw material for coatings, adhesives, sealants and elastomers (collectively, CASE products). Powdered polyester resins are used in coating applications.  CASE and polyester resins are collectively referred to as specialty polyols. Phthalic anhydride is used in unsaturated polyester resins, alkyd resins and plasticizers for applications in construction materials and components of automotive, boating and other consumer products. In addition, the Company uses phthalic anhydride internally in the production of polyols.  In the United States, polyurethane polyols and phthalic anhydride are manufactured at the Company’s Millsdale, Illinois, site and specialty polyols are manufactured at the Company’s Columbus, Georgia, site. In Europe, polyurethane polyols are manufactured by the Company’s subsidiary in Germany, and specialty polyols are manufactured by the Company’s Poland subsidiary.  In China, polyurethane polyols and specialty polyols are manufactured at the Company’s Nanjing, China, plant.

•

Specialty Products – Specialty products, which accounted for four percent of consolidated net sales for the first half of 2018, include flavors, emulsifiers and solubilizers used in food, flavoring, nutritional supplement and pharmaceutical applications. Specialty products are primarily manufactured at the Company’s Maywood, New Jersey, site and, in some instances, at outside contractors.

2018 Acquisition

On March 26, 2018, the Company, through a subsidiary in Mexico, acquired BASF Mexicana, S.A. DE C.V.’s (BASF) production facility in Ecatepec, Mexico, and a portion of its related surfactants business.  The facility, which is near Mexico City, has over 50,000 metric tons of capacity, 124,000 square feet of warehouse space, a laboratory and office space.  The acquisition supports the Company’s growth strategy in Latin America.  The Company believes that this acquisition should enhance its market position and supply capabilities for surfactants in Mexico and position the Company to grow in both the consumer and functional surfactants markets.  See Note 16 for additional details.

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

	Income (Expense)
	For the Three Months Ended June 30,
(In millions)	2018	2017	Change
Deferred Compensation (Operating expenses)	$0.9	$(5.0)	$5.9	(1)
Realized/Unrealized Gains on Investments (Other, net)	0.4	0.9	(0.5)
Investment Income (Other, net)	—	—	—
Pretax Income Effect	$1.3	$(4.1)	$5.4

	Income (Expense)
	For the Six Months Ended June 30,
(In millions)	2018	2017	Change
Deferred Compensation (Administrative expense)	$(0.7)	$(5.4)	$4.7	(1)
Realized/Unrealized Gains on Investments (Other, net)	0.5	2.5	(2.0)
Investment Income (Other, net)	0.2	0.1	0.1
Pretax Income Effect	$-	$(2.8)	$2.8

(1)	See the applicable Corporate Expenses sections of this MD&A for details regarding the changes in deferred compensation expense.

Effects of Foreign Currency Translation

The Company’s foreign subsidiaries transact business and report financial results in their respective local currencies. As a result, foreign subsidiary income statements are translated into U.S. dollars at average foreign exchange rates appropriate for the reporting period. Because foreign exchange rates fluctuate against the U.S. dollar over time, foreign currency translation affects period-to-period comparisons of financial statement items (i.e., because foreign exchange rates fluctuate, similar period-to-period local currency results for a foreign subsidiary may translate into different U.S. dollar results). The following table presents the effects that foreign currency translation had on the period-over-period changes in consolidated net sales and various income line items for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,
				Increase
(In millions)	2018	2017(1)	Increase (Decrease)	Due to Foreign Translation
Net Sales	$519.9	$495.1	$24.8	$4.6
Gross Profit	89.3	90.0	(0.7)	0.5
Operating Income	44.7	39.1	5.6	0.2
Pretax Income	42.5	37.1	5.4	0.3

	Six Months Ended June 30,
				Increase
(In millions)	2018	2017(1)	Increase (Decrease)	Due to Foreign Translation
Net Sales	$1,019.2	$963.4	$55.8	$22.1
Gross Profit	178.9	182.1	(3.2)	2.6
Operating Income	84.3	85.4	(1.1)	1.3
Pretax Income	80.2	81.4	(1.2)	1.4
(1)

The 2017 gross profit and operating income line items have been immaterially changed from the amounts originally reported as a result of the Company’s first quarter 2018 adoption of ASU No. 2017-07 Compensation-Retirement Benefits (Topic 715).

RESULTS OF OPERATIONS

Three Months Ended June 30, 2018 and 2017

Summary

Net income attributable to the Company for the second quarter of 2018 increased 18 percent to $32.9 million, or $1.41 per diluted share, from $27.9 million, or $1.19 per diluted share, for the second quarter of 2017. Adjusted net income increased four percent to $32.1 million, or $1.38 per diluted share, from $30.9 million, or $1.32 per diluted share, in 2017 (see the “Reconciliation of Non-GAAP Adjusted Net Income and Diluted Earnings per Share” section of this MD&A for a reconciliation between reported net income attributable to the Company and related earnings per diluted share and non-GAAP adjusted net income and related earnings per diluted share). Below is a summary discussion of the major factors leading to the quarter-over-quarter changes in net sales, profits and expenses.  A detailed discussion of segment operating performance for the second quarter of 2018 compared to the second quarter of 2017 follows the summary.

Consolidated net sales increased $24.8 million, or five percent in the second quarter of 2018 compared to the second quarter of 2017.  The increase was mostly attributable to a five percent increase in sales volume, which favorably impacted the quarter-over-quarter change in net sales by $26.6 million.  Most of the sales volume increase related to the Surfactant segment.  Foreign currency translation positively impacted the quarter-over-quarter net sales change by $4.6 million.  The favorable foreign currency translation effect primarily reflected a weaker U.S. dollar against the European euro, British pound sterling and Polish zloty.  Lower average selling prices negatively impacted the quarter-over-quarter change in net sales by $6.4 million.

Operating income for the second quarter of 2018 increased $5.6 million, or 14 percent, compared to operating income reported for the second quarter of 2017.  Most of this consolidated operating income increase was related to lower 2018 deferred compensation expense which declined by $5.9 million quarter-over-quarter.  With respect to the segments, Surfactant operating income improved by

$3.1 million but was largely offset by lower Polymer and Specialty Product operating income of $1.8 million and $1.2 million, respectively.

Operating expenses (including deferred compensation and business restructuring expenses) decreased $6.3 million, or 12 percent, between quarters. Changes in the individual income statement line items that comprise the Company’s operating expenses were as follows:

•	Selling expenses increased $0.1 million, or one percent, quarter over quarter.

•	Administrative expenses increased $0.3 million, or two percent, quarter over quarter.

•	Research, development and technical service (R&D) expenses decreased $0.5 million, or four percent, quarter over quarter primarily due to lower U.S. fringe benefit expenses.

•

Deferred compensation expense decreased $5.9 million, quarter over quarter, primarily due to a second quarter 2018 decrease in  the value of Company common stock compared to a second quarter 2017 increase in Company common stock value. See the “Overview” and “Segment Results - Corporate Expenses” sections of this MD&A for further details.

•

Business restructuring charges totaled $0.3 million in the second quarter of 2018 versus $0.6 million in 2017.  The 2018 restructuring charges related to decommissioning costs associated with the Company’s manufacturing facility in Canada that ceased operations in the fourth quarter of 2016.  The 2017 restructuring charges related to decommissioning costs associated with the Canadian plant ($0.5 million) and a reduction in workforce at the Company’s Singapore plant ($0.1 million).

Net interest expense for the second quarter of 2018 decreased $0.2 million, or seven percent, from net interest expense for the same quarter of last year primarily due to lower average debt levels and higher interest income earned on excess cash.

Other, net was $0.5 million of income for the second quarter of 2018 compared to $0.8 million of income for the same period of 2017. The Company recognized $0.5 million of investment income (including realized and unrealized gains and losses) for the Company’s deferred compensation and supplemental defined contribution mutual fund assets in the second quarter of 2018 compared to $1.0 million of income in last year’s second quarter. In addition, the Company reported foreign exchange gains of $0.1 million in the second quarter of 2018 versus less than $0.1 million of losses in the second quarter of 2017.  The Company also reported $0.1 million of net periodic pension cost in the second quarter of 2018 versus $0.2 million of expense in the second quarter of 2017.

The Company’s effective tax rate was 22.5 percent for the second quarter of 2018 compared to 24.7 percent for the second quarter of 2017.  The decrease was primarily attributable to a lower U.S. statutory tax rate of 21 percent in the second quarter of 2018 versus 35 percent in the second quarter of 2017.  This benefit was partially offset by lower excess tax benefits derived from stock based compensation awards exercised or distributed in the second quarter of 2018 versus the second quarter of 2017.

Segment Results

	For the Three Months Ended
(Dollars in thousands)	June 30,	June 30,	Increase	Percent
Net Sales	2018	2017	(Decrease)	Change
Surfactants	$356,884	$329,334	$27,550	8
Polymers	140,867	141,187	(320)	—
Specialty Products	22,115	24,580	(2,465)	-10
Total Net Sales	$519,866	$495,101	$24,765	5

	For the Three Months Ended
(Dollars in thousands)	June 30,	June 30,	Increase	Percent
Operating Income	2018	2017(1)	(Decrease)	Change
Surfactants	$34,218	$31,164	$3,054	10
Polymers	19,458	21,283	(1,825)	-9
Specialty Products	4,240	5,451	(1,211)	-22
Segment Operating Income	$57,916	$57,898	$18	—
Corporate Expenses, Excluding Deferred Compensation and Restructuring	13,823	13,163	660	5
Deferred Compensation Expense	(865)	5,016	(5,881)	NM
Business Restructuring	273	586	(313)	-53
Total Operating Income	$44,685	$39,133	$5,552	14
(1)

The segment and total operating income line items have been immaterially changed from the amounts originally reported as a result of the Company’s first quarter 2018 adoption of ASU No. 2017-07 Compensation-Retirement Benefits (Topic 715).

Surfactants

Surfactants net sales for the second quarter of 2018 increased $27.6 million, or eight percent, over net sales for the second quarter of 2017. Higher sales volume had a favorable $22.6 million effect on the quarter-over-quarter change in net sales.  All regions, with the exception of Europe, experienced sales volume growth.  Higher selling prices and the favorable effects of foreign currency translation positively impacted net sales by $4.0 million and $1.0 million, respectively.  A quarter-over-quarter comparison of net sales by region follows:

	For the Three Months Ended
(Dollars in thousands)	June 30,	June 30,	Increase	Percent
Net Sales	2018	2017	(Decrease)	Change
North America	$218,029	$199,016	$19,013	10
Europe	66,065	65,289	776	1
Latin America	56,579	48,559	8,020	17
Asia	16,211	16,470	(259)	-2
Total Surfactants Segment	$356,884	$329,334	$27,550	8

Net sales for North American operations increased 10 percent between quarters. Higher sales volume, selling prices, and the favorable effects of foreign currency translation positively impacted the quarter-over-quarter change in net sales by $17.2 million, $1.5 million and $0.3 million, respectively.  Sales volume increased nine percent primarily due to the sale of products used in laundry and cleaning, personal care and oilfield applications.  Sales volumes of general surfactants to our distribution partners also increased.  The foreign currency impact reflected a weaker U.S. dollar relative to the Canadian dollar.

Net sales for European operations increased one percent between quarters.  The favorable effects of foreign currency translation favorably impacted the quarter-over-quarter change in net sales by $4.6 million.  A weaker U.S. dollar against the European euro and British pound sterling led to the foreign currency translation effect.  Lower selling prices and a two percent decrease in sales volume unfavorably impacted the quarter-over-quarter change in net sales by $2.5 million and $1.3 million, respectively.

Net sales for Latin American operations increased 17 percent due to higher selling prices and an 11 percent increase in sales volume.  These items favorably impacted the quarter-over-quarter change in net sales by $6.1 million and $5.2 million respectively.  The higher selling prices were primarily due to the pass through of increased raw material costs to customers.  The higher sales volume is mostly related to the Company’s 2018 first quarter acquisition in Ecatepec, Mexico, partially offset by lower demand and lost commodity business for products used in laundry and cleaning applications in Brazil.  Foreign currency translation negatively impacted the quarter-over-quarter change in net sales by $3.3 million.  The quarter-over-quarter strengthening of the U.S. dollar against the Brazilian real and the Mexican peso accounted for the majority of the unfavorable foreign currency effect.

Net sales for Asian operations decreased two percent primarily due to the negative impact of foreign currency translation and lower selling prices.  These items negatively impacted the quarter-over-quarter change in net sales by $0.7 million and $0.6 million, respectively.  A weaker Philippine peso relative to the U.S. dollar caused the negative foreign currency translation effect.  Sales volume increased six percent which positively impacted the quarter-over-quarter change in net sales by $1.0 million.  This sales volume growth was primarily driven by stronger demand for surfactants sold to our distribution partners.

Surfactants operating income for the second quarter of 2018 increased $3.1 million, or 10 percent, over operating income for the second quarter of 2017.  Gross profit increased $3.0 million on improved results from all regions except Latin America.  Operating expenses were flat.  Quarter-over-quarter comparisons of gross profit by region and total segment operating expenses and operating income follow:

	For the Three Months Ended
(Dollars in thousands)	June 30, 2018	June 30, 2017(1)	Increase (Decrease)	Percent Change
Gross Profit and Operating Income
North America	$40,141	$37,064	$3,077	8
Europe	7,109	5,767	1,342	23
Latin America	5,441	7,690	(2,249)	-29
Asia	4,827	4,034	793	20
Surfactants Segment Gross Profit	$57,518	$54,555	$2,963	5
Operating Expenses	23,300	23,391	(91)	̶
Surfactants Segment Operating Income	$34,218	$31,164	$3,054	10

The 2017 North America gross profit and the total operating expenses line items have been immaterially changed from the amounts originally reported as a result of the Company’s first quarter 2018 adoption of ASU No. 2017-07 Compensation-Retirement Benefits (Topic 715).

(1)The 2017 North America gross profit and the total operating expenses line items have been immaterially changed from the amounts originally reported as a result of the Company’s first quarter 2018 adoption of ASU No. 2017-07 Compensation-Retirement Benefits (Topic 715).

Gross profit for North American operations increased eight percent quarter over quarter principally due to higher sales volumes. Higher quarter-over-quarter sales of products used in laundry and cleaning, personal care and oilfield applications and products sold to our distribution partners contributed to the 2018 volume growth.  Higher sales volumes favorably impacted the quarter-over-quarter change in gross profit by $3.2 million.

Gross profit for European operations increased 23 percent, or $1.3 million, between quarters primarily due to improved margins and the favorable impact of foreign currency translation.  These items favorably impacted the quarter-over-quarter change in gross profit by $1.0 million and $0.5 million, respectively.

Gross profit for Latin American operations decreased 29 percent, or $2.2 million, quarter over quarter. This decrease was primarily due to lower unit margins and the unfavorable impact of foreign currency translation.  These items negatively impacted the quarter-over-quarter change in gross profit by $2.5 million and $0.5 million, respectively.  The lower unit margins were largely due to higher integration and start-up costs associated with the Company’s 2018 first quarter acquisition in Ecatepec, Mexico.  An 11 percent increase in sales volume, principally driven by the first quarter acquisition in Ecatepec, Mexico favorably impacted the quarter-over-quarter change in gross profit by $0.8 million.

Gross profit for Asian operations increased 20 percent, or $0.8 million, between quarters, largely due to a six percent increase in sales volume and higher quarter-over-quarter production volume in Singapore, which led to lower unit overhead costs.

Operating expenses for the Surfactants segment were flat quarter over quarter.

Polymers

Polymers net sales for the second quarter of 2018 decreased $0.3 million versus net sales for the same period of 2017.  A one percent increase in sales volume and the favorable impact of foreign currency translation positively impacted the quarter-over-quarter change in net sales by $1.6 million and $3.4 million, respectively.  Lower selling prices negatively impacted the quarter-over-quarter change in net sales by $5.3 million.  A quarter-over-quarter comparison of net sales by region follows:

	For the Three Months Ended
(Dollars in thousands)	June 30,	June 30,	Increase	Percent
Net Sales	2018	2017	(decrease)	change
North America	$86,966	$86,925	$41	—
Europe	45,028	46,854	(1,826)	-4
Asia and Other	8,873	7,408	1,465	20
Total Polymers Segment	$140,867	$141,187	$(320)	—

Net sales for North American operations were flat versus prior year.  Sales volume increased one percent which favorably impacted the net sales change by $1.0 million.  The higher sales volume primarily reflects quarter-over-quarter growth within specialty polyols and phthalic anhydride, partially offset by a decline in polyols used in rigid foam insulation due to lost market share.  Selling prices decreased one percent, which had a $1.0 million negative effect on the quarter-over-quarter change in net sales.

Net sales for European operations decreased four percent. Lower selling prices and a one percent decrease in sales volume accounted for $4.3 million and $0.3 million, respectively, of the quarter-over-quarter net sales decrease. The lower selling prices primarily reflect the pass through of raw material price decreases.  The favorable effects of foreign currency translation positively impacted the quarter-over-quarter change in net sales by $2.8 million.

Net sales for Asia and Other operations increased 20 percent quarter over quarter primarily due to an 11 percent increase in sales volume and the favorable effects of foreign currency translation.  These items positively impacted the change in nets sales by $0.8 million and $0.5 million, respectively.  The growth in sales volume was driven by polyols used in rigid foam applications.

Polymers operating income for the second quarter of 2018 declined $1.8 million, or nine percent, from operating income for the second quarter of last year. Gross profit decreased $1.8 million, or six percent, primarily due to reduced margins in North America partially offset by higher volumes and margins in Asia.  Operating expenses were flat quarter-over-quarter.  Quarter-over-quarter comparisons of gross profit by region and total segment operating expenses and operating income follow:

	For the Three Months Ended
(Dollars in thousands)	June 30, 2018	June 30, 2017(1)	Increase (Decrease)	Percent Change
Gross Profit and Operating Income
North America	$18,880	$21,405	$(2,525)	-12
Europe	6,950	7,208	(258)	-4
Asia and Other	791	(166)	957	NM
Polymers Segment Gross Profit	$26,621	$28,447	$(1,826)	-6
Operating Expenses	7,163	7,164	(1)	—
Polymers Segment Operating Income	$19,458	$21,283	$(1,825)	-9

(1)

The 2017 North America gross profit and the total operating expenses line items have been immaterially changed from the amounts originally reported as a result of the Company’s first quarter 2018 adoption of ASU No. 2017-07 Compensation-Retirement Benefits (Topic 715).

Gross profit for North American operations declined 12 percent quarter over quarter primarily due to reduced unit margins.  The reduced margins reflects higher raw material costs that, due to competitive reasons, could not entirely be passed on to customers and less favorable product mix.  A one percent increase in sales volume positively impacted the quarter-over-quarter change in gross profit by $0.3 million.

Gross profit for European operations decreased four percent due to lower margins that were mostly offset by the favorable effects of foreign currency translation.  The lower margins negatively impacted the quarter-over-quarter change in gross profit by $0.7 million and foreign currency translation had a $0.4 million positive impact. A one percent decline in sales volume negatively impacted the quarter-over-quarter change in gross profit by less than $0.1 million.

Gross profit for Asia and Other operations increased $1.0 million primarily due to an 11 percent increase in sales volume.

Specialty Products

Net sales for the second quarter of 2018 declined $2.5 million, or 10 percent, from net sales for the second quarter of 2017. Lower sales volume and selling prices led to the net sales decline. Operating income declined $1.2 million quarter-over-quarter. The decline in operating income reflected a less favorable mix of sales, partially attributable to the timing of orders for certain products used in flavoring applications, and lower margins in the food and nutritional business.

Corporate Expenses

Corporate expenses, which are comprised of deferred compensation and other operating expenses that are not allocated to the reportable segments, decreased $5.5 million between quarters.  Corporate expenses were $13.2 million in the second quarter of 2018 versus $18.8 million in 2017.  The decrease was primarily attributable to deferred compensation income of $0.9 million recorded in the second quarter of 2018 versus deferred compensation expense of $5.0 million recorded a year ago.  Partially offsetting this decrease were higher salaries and legal expenses.

.

The $5.9 million decrease in deferred compensation expense reflected a $5.17 per share decrease in the value of Company common stock in the second quarter of 2018 compared to an $8.33 per share increase for the second quarter of last year. The following table presents the quarter-end Company common stock market prices used in the computation of deferred compensation expenses for the three months ended June 30, 2018 and 2017:

	2018		2017
	June 30	March 31	June 30	March 31
Company Common Stock Price	$78.01	$83.18	$87.14	$78.81

Six Months Ended June 30, 2018 and 2017

Summary

Net income attributable to the Company for the first half of 2018 increased six percent to $63.6 million, or $2.73 per diluted share, from $59.8 million, or $2.56 per diluted share, for the first half of 2017. Adjusted net income increased two percent to $64.1 million, or $2.75 per diluted share, from $62.6 million, or $2.68 per diluted share (see the “Reconciliation of Non-GAAP Adjusted Net Income and Diluted Earnings per Share” section of this MD&A for reconciliations between reported net income attributable to the Company and related earnings per diluted share and non-GAAP adjusted net income and related earnings per diluted share). Below is a summary discussion of the major factors leading to the year-over-year changes in net sales, profits and expenses.  A detailed discussion of segment operating performance for the first half of 2018 compared to the first half of 2017 follows the summary.

Consolidated net sales increased $55.8 million, or six percent, between years.  Higher sales volume, the favorable impact of foreign currency translation and higher selling prices positively impacted net sales by $30.2 million, $22.1 million and $3.5 million respectively.  Sales volume increased three percent in total.  Sales volume in the Surfactant segment increased five percent while sales volume in the Polymer and Specialty Product segments declined four percent each.  The favorable foreign currency translation effect primarily reflected a weaker U.S. dollar against the European currencies for countries where the Company has foreign operations, partially offset by a stronger U.S. dollar against the Brazil real and the Philippine peso.

Operating income for the first half of 2018 declined $1.0 million, or one percent, from operating income reported for the first half of 2017. Surfactant operating income improved year over year but was more than offset by a decline in Polymer and Specialty Products results.

Operating expenses (including deferred compensation and business restructuring expenses) declined $2.2 million, or two percent, between years. Changes in the individual income statement line items that comprise the Company’s operating expenses were as follows:

•

Selling expenses increased $1.6 million, or six percent, year over year largely due to higher bad debt expense, higher legal and consulting fees, higher salaries and an accumulation of other increases, none of which were individually significant.

•	Administrative expenses increased $1.9 million, or five percent, year over year primarily due to higher U.S. legal expenses ($0.8 million) and salaries ($0.7 million).

•	R&D expenses declined $0.3 million, or one percent, year over year largely due to lower U.S. fringe benefits expense.

•

Deferred compensation expense decreased $4.6 million, or 86 percent, year over year primarily due to a decline in the value of Stepan stock during the first six months of 2018 versus an increase in the value of Stepan stock during the first half of 2017.  See the “Overview” and “Segment Results - Corporate Expenses” sections of this MD&A for further details.

•

Business restructuring expenses were $0.6 million in the first half of 2018 compared to $1.4 million in the first half of 2017. The first half of 2018 restructuring charges related to decommissioning costs associated with the Company’s manufacturing facility in Canada which ceased operations in the fourth quarter of 2016.   The first half of 2017 restructuring charges related to decommissioning costs associated with the Canadian plant ($1.3 million) and workforce reduction expense at the Company’s Singapore plant ($0.1 million).  See Note 15 to the condensed consolidated financial statements for additional information regarding the Company’s restructuring activities.

Net interest expense for the first half of 2018 was flat with net interest expense for the first half of 2017.

Other, net was $1.6 million of income for the first half of 2018 compared to $1.9 million of income for the same period of last year.  The Company recognized $0.7 million of investment gains (including realized and unrealized gains and losses) for the

Company’s deferred compensation and supplemental defined contribution mutual fund assets in the first half of 2018 compared to $2.7 million of investment gains in the first half of 2017. In addition, the Company reported foreign exchange gains of $1.2 million in the first half of 2018 compared to foreign exchange losses of $0.5 million in the first half of 2017. The Company also reported $0.3 million of net periodic pension cost in both the first six months of 2018 and 2017.

The effective tax rate was 20.6 percent for the first half of 2018 compared to 26.5 percent for the first half of 2017.  The decrease was primarily attributable to a lower U.S. statutory tax rate of 21 percent in the first half of 2018 versus a rate of 35 percent in the first half of 2017.

Segment Results

	For the Six Months Ended
(In thousands)	June 30,	June 30,	Increase	Percent
Net Sales	2018	2017	(Decrease)	Change
Surfactants	$715,824	$651,937	$63,887	10
Polymers	262,800	267,797	(4,997)	-2
Specialty Products	40,577	43,636	(3,059)	-7
Total Net Sales	$1,019,201	$963,370	$55,831	6

	For the Six Months Ended
(In thousands)	June 30,	June 30,	Increase	Percent
Operating Income	2018	2017(1)	(Decrease)	Change
Surfactants	$74,469	$69,535	$4,934	7
Polymers	36,352	42,708	(6,356)	-15
Specialty Products	3,890	6,737	(2,847)	-42
Segment Operating Income	$114,711	$118,980	$(4,269)	-4
Corporate Expenses, Excluding Deferred Compensation and Restructuring	$28,991	$26,853	$2,138	8
Deferred Compensation Expense (Income)	749	5,392	(4,643)	-86
Business Restructuring	631	1,372	(741)	-54
Total Corporate Expenses	$30,371	$33,617	$(3,246)	-10
Total Operating Income	$84,340	$85,363	$(1,023)	-1
(1)

The segment and total operating income line items have been immaterially changed from the amounts originally reported as a result of the Company’s first quarter 2018 adoption of ASU No. 2017-07 Compensation-Retirement Benefits (Topic 715).

Surfactant net sales for the first half of 2018 increased $63.9 million, or 10 percent, over net sales for the first half of 2017. Higher sales volume and selling prices favorably impacted the year-over-year change in net sales by $34.7 million and $18.0 million, respectively. Sales volume increased five percent year-over-year.  The favorable effects of foreign currency translation positively impacted the year-over-year change in net sales by $11.2 million.  A year-over-year comparison of net sales by region follows:

	For the Six Months Ended
(In thousands)	June 30, 2018	June 30, 2017	Increase (Decrease)	Percent Change
North America	$438,434	$397,259	$41,175	10
Europe	144,436	128,712	15,724	12
Latin America	98,267	92,064	6,203	7
Asia	34,687	33,902	785	2
Total Surfactants Segment	$715,824	$651,937	$63,887	10

Net sales for North American operations increased 10 percent year over year. Sales volume increased seven percent which favorably impacted the change in net sales by $28.0 million.  The sales volume growth was largely driven by higher sales of products used in laundry and cleaning, personal care, agricultural and oilfield applications.  Sales volumes of general surfactants to our distribution partners also increased.  Average selling prices increased three percent between years and positively impacted the year-over-year change in net sales by $12.5 million.  The increase in selling prices reflects the pass through of certain higher raw material costs to customers and a more favorable mix of sales. Foreign currency translation positively impacted the change in net sales by $0.7 million.  The foreign currency impact reflected a weaker U.S. dollar relative to the Canadian dollar.

Net sales for European operations increased 12 percent due to the favorable effects of foreign currency translation and a two percent increase in sales volume.  These two items positively impacted the year-over-year change in net sales by $14.6 million and $2.9 million, respectively.  A weaker U.S. dollar relative to the British pound sterling and European euro led to the foreign currency translation effect. Lower selling prices of one percent unfavorably impacted the year-over-year change in net sales by $1.8 million.

Net sales for Latin American operations increased seven percent due to higher selling prices and a three percent increase in sales volume.  These two items accounted for $6.5 million and $2.7 million, respectively, of the year-over-year increase in net sales. The higher selling prices primarily reflect the pass through to customers of increased raw material costs.  The higher volume is mostly related to the Company’s first quarter acquisition in Ecatepec, Mexico partially offset by lower demand and lost commodity business in Brazil.  Foreign currency translation negatively impacted the year-over-year change in net sales by $3.0 million.  The foreign currency translation effect primarily reflects the year-over-year weakening of the Brazilian real to the U.S. dollar.

Net sales for Asian operations increased two percent primarily due to a six percent increase in sales volume that positively affected the year-over-year change in net sales by $2.0 million. The unfavorable effects of foreign currency translation negatively impacted the net sales change by $1.1 million.  The foreign currency impact primarily reflected a weaker Philippine peso relative to the U.S. dollar.

Surfactant operating income for the first half of 2018 increased $4.9 million, or seven percent, over operating income for the first half of 2017.  Gross profit increased $6.6 million, primarily due to improved results for North American and European operations. Operating expenses increased $1.7 million, or four percent. Year-over-year comparisons of gross profit by region and total segment operating expenses and operating income follow:

	For the Six Months Ended
(In thousands)	June 30, 2018	June 30, 2017(1)	Increase (Decrease)	Percent Change
Gross Profit
North America	$84,278	$80,112	$4,166	5
Europe	16,485	11,813	4,672	40
Latin America	10,861	14,934	(4,073)	-27
Asia	10,418	8,534	1,884	22
Surfactants Segment Gross Profit	$122,042	$115,393	$6,649	6
Operating Expenses	47,573	45,858	1,715	4
Operating Income	$74,469	$69,535	$4,934	7
(1)

The 2017 North America gross profit and the total operating expenses line items have been immaterially changed from the amounts originally reported as a result of the Company’s first quarter 2018 adoption of ASU No. 2017-07 Compensation-Retirement Benefits (Topic 715).

 Gross profit for North American operations increased five percent, or $4.2 million, between years. This increase was primarily due to the seven percent increase in sales volume.

Gross profit for European operations increased 40 percent, or $4.7 million, year-over-year primarily due to higher unit margins, the favorable effect of foreign currency translation and a two percent increase in sales volume.  These items favorably impacted the change in year-over-year gross profit by $2.7 million, $1.7 million and $0.3 million, respectively.

Gross profit for Latin American operations decreased 27 percent, or $4.1 million, year-over-year primarily due to lower unit margins and the negative impact of foreign currency translation.  These items unfavorably impacted the change in year-over-year gross profit by $4.0 million and $0.5 million, respectively.  The lower unit margins principally related to higher integration and start-up costs associated with the Company’s first quarter 2018 acquisition in Ecatepec, Mexico.  Sales volume growth of three percent positively impacted current year gross profit by $0.4 million.  This growth primarily reflects the Company’s first quarter acquisition in Ecatepec, Mexico partially offset by lower demand and lost commodity business in Brazil.

Gross profit for Asian operations improved 22 percent, or $1.9 million, largely due to the six percent increase in sales volume and higher year-over-year production volume in Singapore, which led to lower unit overhead costs.

Operating expenses for the Surfactant segment increased $1.7 million, or four percent, year over year. Most of this increase was due to higher legal and consulting fees and salaries as well as an accumulation of smaller items.

Polymers

Polymer net sales for the first half of 2018 decreased $5.0 million, or two percent, over net sales for the same period of 2017. Lower sales volumes and selling prices negatively impacted the year-over-year change in net sales by $10.0 million and $5.2 million, respectively.  The favorable effects of foreign currency translation positively impacted the year-over-year change in net sales by $10.2 million.  A year-over-year comparison of net sales by region follows:

	For the Six Months Ended
(Dollars in thousands)	June 30,	June 30,	Increase	Percent
Net Sales	2018	2017	(decrease)	change
North America	$160,440	$165,289	$(4,849)	-3
Europe	86,812	89,257	(2,445)	-3
Asia and Other	15,548	13,251	2,297	17
Total Polymers Segment	$262,800	$267,797	$(4,997)	-2

Net sales for North American operations declined three percent primarily due to lower sales volume that was slightly offset by higher selling prices.  Sales volume declined three percent which unfavorably impacted the net sales change by $5.2 million.  Sales volume of polyols used in rigid foam applications declined mainly due to lost market share and the negative impact of extended winter weather which delayed the start of the construction projects.    Phthalic anhydride sales volume increased primarily due to a competitor’s shutdown and new business.  Sales volume of specialty polyols increased year-over-year.  Selling prices increased slightly which had a $0.3 million positive effect on the year-over-year change in net sales.

Net sales for European operations decreased three percent primarily due to a seven percent decrease in sales volume and lower selling prices which negatively impacted the year-over-year change in net sales by $6.2 million and $5.4 million, respectively.  The lower volume was principally due to customer inventory builds prior to end of 2017, the carryover effect of the 2017 MDI shortage and extended winter weather which delayed the start of construction projects.  The effects of foreign currency translation positively impacted the year-over-year change in net sales by $9.2 million.

Net sales for Asia and Other operations increased 17 percent year-over-year primarily due an 11 percent increase in sales volume and the favorable effects of foreign currency translation.  These items positively impacted the change in net sales by $1.4 million and $1.0 million, respectively.

Polymer operating income for the first half of 2018 declined $6.4 million, or 15 percent, from operating income for the first half of 2017. Gross profit decreased $6.4 million, or 11 percent, primarily due to a four percent decline in sales volumes.  Operating expenses were flat year-over-year. Year-over-year comparisons of gross profit by region and total segment operating expenses and operating income follow:

	For the Six Months Ended
(In thousands)	June 30, 2018	June 30, 2017(1)	Increase (Decrease)	Percent Change
Gross Profit and Operating Income
North America	$37,036	$42,664	$(5,628)	-13
Europe	12,914	14,566	(1,652)	-11
Asia and Other	646	(237)	883	NM
Polymers Segment Gross Profit	$50,596	$56,993	$(6,397)	-11
Operating Expenses	14,244	14,285	(41)	—
Polymers Segment Operating Income	$36,352	$42,708	$(6,356)	-15
(1)

The 2017 North America gross profit and the total operating expenses line items have been immaterially changed from the amounts originally reported as a result of the Company’s first quarter 2018 adoption of ASU No. 2017-07 Compensation-Retirement Benefits (Topic 715).

Gross profit for North American operations declined 13 percent year-over-year primarily due to the three percent decline in sales volume and lower margins that reflect less favorable product mix.

Gross profit for European operations declined 11 percent due to the seven percent decline in sales volumes and reduced sales margins arising from increased raw material costs that could not be entirely passed through to customers.  These items negatively impacted the year-over-year change in gross profit b $1.0 million and $2.0 million, respectively.  The favorable impact of foreign currency translation positively impacted the year-over-year change in gross profit by $1.3 million.

Gross profit for Asia and Other operations improved $0.9 million due to an 11 percent increase in sales volume and higher unit margins.

Specialty Products

Net sales for the first half of 2018 declined $3.1 million over net sales for the same period of 2017.  Sales volume declined four percent, principally due to order timing differences versus prior year.  Operating income decreased $2.8 million year over year due to a less favorable mix of sales partially attributable to the timing of orders for certain products used in flavoring applications and lower margins in the food and nutritional business.

Corporate Expenses

Corporate expenses decreased $3.2 million to $30.4 million for the first six months of 2018 from $33.6 million for the first half of 2017.  The decrease was primarily attributable to a $4.6 million decrease in deferred compensation expenses reported in the first six months of 2018 versus the first six months of 2017.  In addition, consulting fees decreased $1.2 million between years.  Partially offsetting these decreases were higher legal expenses and salaries.

Deferred compensation expense decreased $4.6 million between years. The result reflected a decrease in the value of the Company common stock ($0.96 per share decrease for the first half of 2018 compared to $5.66 per share increase for the first half of 2017). The following table presents the period-end Company common stock market prices used in the computation of deferred compensation expenses for the six months ended June 30, 2018 and 2017:

	2018	2017		2016
	June 30	December 31	June 30	December 31
Company Common Stock Price	$78.01	$78.97	$87.14	$81.48

LIQUIDITY AND CAPITAL RESOURCES

Overview

For the six months ended June 30, 2018, operating activities were a cash source of $53.8 million versus a source of $60.9 million for the comparable period in 2017. For the current year, investing activities were a use of $63.4 million, as compared to a use of $44.9 million in the prior year period, and financing activities were a use of $27.1 million, as compared to a use of $22.7 million in the prior year period. Cash and cash equivalents decreased by $42.2 million compared to December 31, 2017, including an unfavorable exchange rate impact of $5.4 million.

As of June 30, 2018, the Company’s cash and cash equivalents totaled $256.7 million. Cash in U.S. demand deposit accounts totaled $75.0 million and cash of the Company’s non-U.S. subsidiaries held outside the U.S. totaled $181.7 million.

Operating Activity

Net income increased by $3.8 million in the first half of 2018 versus the comparable period in 2017. Working capital was a cash use of $56.5 million versus a use of $49.0 million for the comparable year-ago period.

Year-to-date accounts receivable were a use of $24.0 million compared to a use of $33.7 million for the comparable period in 2017. Inventories were a use of $14.4 million in 2018 versus a use of $1.5 million in 2017. Accounts payable and accrued liabilities were a use of $18.6 million in 2018 compared to a use of $11.8 million for the same period in 2017.

Working capital requirements were higher year-to-date, compared to the same period in 2017, primarily due to the changes noted above.  The 2018 accounts receivable increase was primarily due to higher Surfactant sales volume and selling prices. The current year inventory increase was primarily due to higher quantities.  It is management’s opinion that the Company’s liquidity is sufficient to provide for any additional potential increases in working capital requirements during the remainder of 2018.

As disclosed in Note 8 (Postretirement Benefit Plans) the Company is not required to make contributions to the funded U.S. qualified defined benefit plans in 2018 as a result of the funding relief provisions included in the Highway and Transportation Funding Act of 2014.  Although not required, the Company is evaluating whether to make any voluntary contributions to the funded U.S. qualified defined benefit plans in the second half of 2018.

Investing Activity

Cash outflows for investing activities were up by $18.6 million year-over-year. Cash outflows from investing activities year-to-date included capital expenditures of $43.7 million compared to $38.3 million for the comparable period last year. Other investing activities consumed $19.7 million of cash in 2018 versus a use of $6.5 million in 2017. The increase in other investing activities was primarily attributable to the $21.5 million cash outflow related to the Company’s first quarter 2018 acquisition of BASF’s surfactant production facility in Ecatepec, Mexico and a portion of related surfactant business.

For 2018, the Company estimates that total capital expenditures will range from $90 million to $100 million including infrastructure and optimization spending in the United States, Germany and Mexico.

Financing Activity

Cash flow used for financing activities was a use of $27.1 million in 2018 versus a use of $22.7 million in 2017.

  The Company purchases shares of its common stock in the open market or from its benefit plans from time to time to fund its own benefit plans and also to mitigate the dilutive effect of new shares issued under its benefit plans. The Company may, from time to time, seek to retire or purchase additional amounts of its outstanding equity and/or debt securities through cash purchases and/or exchanges for other securities, in open market purchases, privately negotiated transactions or otherwise, including pursuant to plans meeting the requirements of Rule 10b5-1 promulgated by the SEC. Such repurchases or exchanges, if any, will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. For the six months ended June 30, 2018, the Company purchased 163,162 shares at a total cost of $12.0 million.  At June 30, 2018, there were 520,275 shares remaining under the current share repurchase authorization.

Debt and Credit Facilities

Consolidated balance sheet debt decreased by $4.0 million during the first half of 2018 compared to December 31, 2017.  Consolidated balance sheet debt was $286.8 million at June 30, 2018 versus $290.8 million at December 31, 2017. Net debt (which is defined as total debt minus cash – see the “Reconciliation of Non-GAAP Net Debt” section of this MD&A) increased by $38.2 million in the current year, from a negative $8.1 million to a positive $30.1 million, primarily due to a $42.2 million decrease of cash between December 31, 2017 and June 30, 2018.

As of June 30, 2018, the ratio of total debt to total debt plus shareholders’ equity was 27.3 percent compared to 28.2 percent at December 31, 2017. As of June 30, 2018, the ratio of net debt to net debt plus shareholders’ equity was 3.8 percent, compared to negative 1.1 percent at December 31, 2017. At June 30, 2018, the Company’s debt included $283.2 million of unsecured private placement loans with maturities ranging from 2018 through 2027. These loans are the Company’s primary source of long-term debt financing and are supplemented by bank credit facilities to meet short and medium-term needs.

On January 30, 2018, the Company entered into a five year committed $350 million multi-currency revolving credit facility that matures on January 30, 2023 with a syndicate of banks.  This credit facility replaced the Company’s prior $125 million credit agreement.  The Company’s outstanding Note Purchase Agreements were amended effective January 30, 2018 to make certain covenants consistent with those included in the credit agreement. As of June 30, 2018, the Company had outstanding letters of credit totaling $5.3 million under the revolving credit agreement and no borrowings, with $344.7 million remaining available.

The Company anticipates that cash from operations, committed credit facilities and cash on hand will be sufficient to fund anticipated capital expenditures, working capital, dividends and other planned financial commitments for the foreseeable future.

Certain foreign subsidiaries of the Company maintain short-term bank lines of credit in their respective local currencies to meet working capital requirements as well as to fund capital expenditure programs and acquisitions. At June 30, 2018, the Company’s foreign subsidiaries had outstanding debt of $3.6 million.

The Company has material debt agreements that require the maintenance of minimum interest coverage and minimum net worth. These agreements also limit the incurrence of additional debt as well as the payment of dividends and repurchase of treasury shares. As of June 30, 2018, testing for these agreements was based on the Company’s consolidated financial statements. Under the most restrictive of these debt covenants:

1.	The Company is required to maintain a minimum interest coverage ratio, as defined within the agreements, of 3.50 to 1.00, for the preceding four calendar quarters.

2.	The Company is required to maintain a maximum net leverage ratio, as defined within the agreements, not to exceed 3.50 to 1.00.

3.	The Company is required to maintain net worth of at least $325.0 million.
4.

The Company is permitted to pay dividends and purchase treasury shares after December 31, 2017, in amounts of up to $100.0 million plus 100 percent of net income and cash proceeds of stock option exercises, measured cumulatively beginning December 31, 2017. The maximum amount of dividends that could have been paid within this limitation is disclosed as unrestricted retained earnings in Note 6 to the condensed consolidated financial statements.

The Company believes it was in compliance with all of its loan agreements as of June 30, 2018.

ENVIRONMENTAL AND LEGAL MATTERS

The Company’s operations are subject to extensive federal, state and local environmental laws and regulations and similar laws in the other countries in which the Company does business.  Although the Company's environmental policies and practices are designed to ensure compliance with these laws and regulations, future developments and increasingly stringent environmental regulation may require the Company to make additional environmental expenditures.  The Company will continue to invest in the equipment and facilities necessary to comply with existing and future regulations.  For the six months ended June 30, 2018 and 2017, the Company’s expenditures for capital projects related to the environment were $2.1 million and $1.2 million, respectively.  These projects are capitalized and depreciated over their estimated useful lives, which are typically 10 years.  Recurring costs associated with the operation and maintenance of facilities for waste treatment and disposal and managing environmental compliance in ongoing operations at the Company’s manufacturing locations were $14.0 million and $13.0 million for the six months ended June 30, 2018 and 2017, respectively.

Over the years, the Company has received requests for information related to or has been named by the government as a potentially responsible party at a number of waste disposal sites where cleanup costs have been or may be incurred under CERCLA and similar state or foreign statutes.  In addition, damages are being claimed against the Company in general liability actions for alleged personal injury or property damage in the case of some disposal and plant sites.  The Company believes that it has made adequate provisions for the costs it may incur with respect to the sites and in other commercial disputes.  It is the Company’s accounting policy to record liabilities when environmental assessments and/or remedial efforts are probable and the cost or range of possible costs can be reasonably estimated.  When no amount within the range is a better estimate than any other amount, the minimum is accrued.  Some of the factors on which the Company bases its estimates include information provided by feasibility studies, potentially responsible party negotiations and the development of remedial action plans.  After partial remediation payments at certain sites, the Company has estimated a range of possible environmental and legal losses of $23.8 million to $45.2 million at June 30, 2018, compared to $24.2 million to $45.4 million at December 31, 2017.  At June 30, 2018, and December 31, 2017, the Company's accrued liability for such losses, which represented the Company’s best estimate within the estimated range of possible environmental and legal losses, was $23.8 million and $24.2 million, respectively.  Because the liabilities accrued are estimates, actual amounts could differ from the amounts reported. During the six-month period ended June 30, 2018, cash outlays related to legal and environmental matters approximated $0.6 million compared to $1.0 million for the same period in 2017.

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

OUTLOOK

The Company believes Surfactants will continue to build upon its strong first half of 2018 and further benefit from its diversification efforts into functional products, new technologies, improved internal efficiencies and expanded sales into a broad customer base globally.  The Company believes that despite margin challenges within the North American Polymer business, additional volume opportunities should benefit the second half of 2018.  The Company believes full year Specialty Products results should improve versus the prior year.  Overall, the Company remains optimistic about the remainder of the year.

CRITICAL ACCOUNTING POLICIES

There have been no changes to the critical accounting policies disclosed in the Company’s 2017 Annual Report on Form 10-K with the exception of revenue recognition.  During the first quarter of 2018 the Company adopted ASU 2014-19 which changed the criteria for revenue recognition to the time when the Company satisfies its performance obligation by transferring control of product to the customer as compared to the “risk and rewards” criteria used in prior years.  Adoption of ASU 2014-19 did not have a material impact on the Company’s financial position as of June 30, 2018 or results of operations for the three and six months ended June 30, 2018 and 2017.  See Note 12 for additional details.

RECONCILIATION OF NON-GAAP ADJUSTED NET INCOME AND DILUTED EARNINGS PER SHARE

	Three Months Ended June 30,
(In millions, except per share amounts)	2018		2017
	Net Income	Diluted EPS	Net Income	Diluted EPS
Net Income Attributable to the Company as Reported	$32.9	$1.41	$27.9	$1.19

Deferred Compensation (Income) Expense (including related investment activity)	(1.4)	(0.05)	4.1	0.17
Business Restructuring	0.3	0.01	0.6	0.03
Cumulative Tax Effect on Above Adjustment Items	0.3	0.01	(1.7)	(0.07)
Adjusted Net Income	$32.1	$1.38	$30.9	$1.32

	Six Months Ended June 30,
(In millions, except per share amounts)	2018		2017
	Net Income	Diluted EPS	Net Income	Diluted EPS
Net Income Attributable to the Company as Reported	$63.6	$2.73	$59.8	$2.56

Deferred Compensation (Income) Expense (including related investment activity)	—	—	2.8	0.12
Business Restructuring	0.6	0.03	1.4	0.06
Cumulative Tax Effect on Above Adjustment Items	(0.1)	(0.01)	(1.4)	(0.06)
Adjusted Net Income	$64.1	$2.75	$62.6	$2.68

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

RECONCILIATION OF NON-GAAP NET DEBT

(In millions)	June 30, 2018	December 31, 2017
Current Maturities of Long-Term Debt as Reported	$24.3	$22.5
Long-Term Debt as Reported	262.5	268.3
Total Debt as Reported	286.8	290.8
Less Cash and Cash Equivalents as Reported	(256.7)	(298.9)
Net Debt	$30.1	$(8.1)

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

Item 4 – Controls and Procedures

a.	Evaluation of Disclosure Controls and Procedures

We have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2018.  Based on this evaluation of our disclosure controls and procedures, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2018, such that the information required to be disclosed in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

b.	Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II OTHER INFORMATION

Item 1 – Legal Proceedings

There have been no material changes to the legal proceedings disclosed in the Company’s 2017 Annual Report on Form 10-K.

Item 1A – Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s 2017 Annual Report on Form 10-K.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Below is a summary by month of share purchase by the Company during the second quarter of 2018:

Month	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 2018	19,579	(a)(b)	$77.49	—	—
May 2018	114,197	(b)	$70.05	—	—
June 2018	—		—	—	—

Total	133,776		$71.14	—	—

(a)

Includes 192 shares of Company common stock tendered by employees to settle statutory withholding taxes related to distributions of deferred performance stock awards and deferred management incentive compensation and to the exercise of SARs.

(b)	Includes shares of Company common stock purchased on the open market.

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Mine Safety Disclosures

Not applicable

Item 5 – Other Information

None

Item 6 – Exhibits

Exhibit No.		Description

31.1	–	Certification of President and Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)

31.2	–	Certification of Vice President and Chief Financial Officer pursuant to Exchange Act Rule 13a- 14(a)/15d-14(a)

32	–	Certification pursuant to 18 U.S.C. Section 1350

101.INS	–	XBRL Instance Document

101.SCH	–	XBRL Taxonomy Extension Schema Document

101.CAL	–	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	–	XBRL Taxonomy Extension Definition Document

101.LAB	–	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	–	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEPAN COMPANY

Date:  August 1, 2018

/s/ Luis Rojo
Luis Rojo
Vice President and Chief Financial Officer (Authorized Officer and Principal Financial Officer)