Form 10-Q
period 2018-09-30
STEPAN CO
filed 2018-11-01
CIK 94049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

(Check one): Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes   ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 22, 2018
Common Stock, $1 par value	22,516,077 Shares

Part I FINANCIAL INFORMATION

Item 1 - Financial Statements

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Unaudited

(In thousands, except per share amounts)	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
Net Sales	$507,997	$487,814	$1,527,198	$1,451,184
Cost of Sales(a)	423,872	412,238	1,264,223	1,193,501
Gross Profit(a)	84,125	75,576	262,975	257,683
Operating Expenses:
Selling(a)	14,613	13,710	42,872	40,396
Administrative(a)	21,904	18,480	59,441	54,141
Research, development and technical services(a)	13,977	12,655	41,311	40,288
Deferred compensation expense	4,222	(129)	4,971	5,263
	54,716	44,716	148,595	140,088
Business restructuring expenses (Note 15)	(1,715)	(426)	(2,346)	(1,798)
Operating Income(a)	27,694	30,434	112,034	115,797
Other Income (Expense):
Interest, net	(2,797)	(2,763)	(8,620)	(8,618)
Other, net(a) (Note 14)	346	1,641	1,990	3,526
	(2,451)	(1,122)	(6,630)	(5,092)

Income Before Provision for Income Taxes	25,243	29,312	105,404	110,705
Provision for Income Taxes (Note 17)	3,075	7,459	19,597	29,044
Net Income	22,168	21,853	85,807	81,661
Net Loss Attributable to Noncontrolling Interests (Note 2)	—	46	9	33
Net Income Attributable to Stepan Company	$22,168	$21,899	$85,816	$81,694

Net Income Per Common Share Attributable to Stepan Company (Note 9):
Basic	$0.96	$0.95	$3.73	$3.56
Diluted	$0.95	$0.94	$3.68	$3.50

Shares Used to Compute Net Income Per Common Share Attributable to Stepan Company (Note 9):
Basic	22,986	22,971	23,036	22,941
Diluted	23,288	23,374	23,324	23,361

Dividends Declared Per Common Share	$0.23	$0.21	$0.68	$0.62

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

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited

(In thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
Net income	$22,168	$21,853	$85,807	$81,661
Other comprehensive income :
Foreign currency translation adjustments (Note 10)	(2,534)	9,837	(28,776)	26,288
Defined benefit pension adjustments, net of tax (Note 10)	788	539	2,293	1,671
Derivative instrument activity, net of tax (Note 10)	(2)	(2)	(7)	(7)
Total other comprehensive income	(1,748)	10,374	(26,490)	27,952
Comprehensive income (loss)	20,420	32,227	59,317	109,613
Comprehensive (income) loss attributable to noncontrolling interests (Note 2)	31	20	55	(26)
Comprehensive income (loss) attributable to Stepan Company	$20,451	$32,247	$59,372	$109,587

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(In thousands)	September 30, 2018	December 31, 2017
Assets
Current Assets:
Cash and cash equivalents	$273,988	$298,894
Receivables, net	323,059	293,541
Inventories (Note 6)	195,169	172,748
Other current assets	22,816	23,553
Total current assets	815,032	788,736
Property, Plant and Equipment:
Cost	1,648,841	1,603,286
Less: Accumulated depreciation	(1,050,126)	(1,004,843)
Property, plant and equipment, net	598,715	598,443
Goodwill, net	22,480	25,118
Other intangible assets, net	14,988	18,538
Long-term investments (Note 3)	28,055	28,270
Other non-current assets	12,961	11,756
Total assets	$1,492,231	$1,470,861
Liabilities and Equity
Current Liabilities:
Current maturities of long-term debt (Note 13)	$23,686	$22,500
Accounts payable	209,302	204,977
Accrued liabilities	93,895	92,776
Total current liabilities	326,883	320,253
Deferred income taxes	18,798	10,962
Long-term debt, less current maturities (Notes 13)	262,551	268,299
Other non-current liabilities	105,585	130,433
Commitments and Contingencies (Note 7)
Equity:
Common stock, $1 par value; authorized 60,000,000 shares; 26,286,587 issued shares in 2018 and 26,070,787 issued shares in 2017	26,287	26,071
Additional paid-in capital	180,368	170,408
Accumulated other comprehensive loss (Note 10)	(126,007)	(99,563)
Retained earnings	792,134	721,741
Less: Common treasury stock, at cost, 3,773,946 shares in 2018 and 3,561,509 shares in 2017	(95,131)	(78,561)
Total Stepan Company stockholders’ equity	777,651	740,096
Noncontrolling interests (Note 2)	763	818
Total equity	778,414	740,914
Total liabilities and equity	$1,492,231	$1,470,861

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(In thousands)	Nine Months Ended September 30
	2018	2017
Cash Flows From Operating Activities
Net income	$85,807	$81,661
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	60,778	57,121
Deferred compensation	4,971	5,263
Realized and unrealized gains on long-term investments	(1,241)	(3,677)
Stock-based compensation	6,722	6,248
Deferred income taxes	6,410	7,132
Other non-cash items	1,370	3,738
Changes in assets and liabilities:
Receivables, net	(34,807)	(37,713)
Inventories	(21,586)	14,789
Other current assets	727	(631)
Accounts payable and accrued liabilities	(6,906)	(5,872)
Pension liabilities	(5,059)	(2,141)
Environmental and legal liabilities	(763)	(392)
Deferred revenues	(243)	(843)
Net Cash Provided By Operating Activities	96,180	124,683
Cash Flows From Investing Activities
Expenditures for property, plant and equipment	(62,895)	(57,902)
Business acquisition (Note 16)	(21,475)	(4,339)
Other, net	1,684	(759)
Net Cash Used In Investing Activities	(82,686)	(63,000)
Cash Flows From Financing Activities
Revolving debt and bank overdrafts, net	1,379	(7,309)
Other debt repayments	(5,714)	(5,714)
Dividends paid	(15,225)	(13,841)
Company stock repurchased	(13,500)	(4,500)
Stock option exercises	3,488	3,127
Other, net	(4,504)	(1,649)
Net Cash Used In Financing Activities	(34,076)	(29,886)
Effect of Exchange Rate Changes on Cash	(4,324)	6,560
Net Decrease in Cash and Cash Equivalents	(24,906)	38,357
Cash and Cash Equivalents at Beginning of Period	298,894	225,743
Cash and Cash Equivalents at End of Period	$273,988	$264,100
Supplemental Cash Flow Information
Cash payments of income taxes, net of refunds/payments	$25,190	$22,377
Cash payments of interest	$8,553	$9,113

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

Unaudited

1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements included herein have been prepared by Stepan Company (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate and make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company’s financial position as of September 30, 2018, results of operations for the three and nine months ended September 30, 2018 and 2017, and cash flows for the nine months ended September 30, 2018 and 2017, have been included.  These financial statements and related footnotes should be read in conjunction with the financial statements and related footnotes included in the Company’s 2017 Annual Report on Form 10-K.

2.	RECONCILIATIONS OF EQUITY

Below are reconciliations of total equity, Company equity and equity attributable to noncontrolling interests for the nine months ended September 30, 2018 and 2017:

(In thousands)	Total Equity	Stepan Company Equity	Noncontrolling Interests’ Equity (3)
Balance at January 1, 2018	$740,914	$740,096	$818
Net income	85,807	85,816	(9)
Dividends	(15,225)	(15,225)	—
Common stock purchases (1)	(16,756)	(16,756)	—
Stock option exercises	3,488	3,488	—
Defined benefit pension adjustments, net of tax	2,293	2,293	—
Translation adjustments	(28,776)	(28,730)	(46)
Derivative instrument activity, net of tax	(7)	(7)	—
Other (2)	6,676	6,676	—
Balance at September 30, 2018	$778,414	$777,651	$763

(In thousands)	Total Equity	Stepan Company Equity	Noncontrolling Interests’ Equity (3)
Balance at January 1, 2017	$635,916	$634,604	$1,312
Net income	81,661	81,694	(33)
Dividends	(13,841)	(13,841)	—
Common stock purchases (1)	(6,255)	(6,255)	—
Stock option exercises	3,127	3,127	—
Defined benefit pension adjustments, net of tax	1,671	1,671	—
Translation adjustments	26,288	26,229	59
Derivative instrument activity, net of tax	(7)	(7)	—
Other (2)	7,711	7,711	—
Balance at September 30, 2017	$736,271	$734,933	$1,338
(1)

Includes the value of Company common stock purchased in the open market and from the Company’s retirement plans and the value of Company common stock tendered by employees to settle statutory withholding taxes related to distributions of deferred performance awards and deferred management incentive compensation and exercises of stock appreciation rights.

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

The following were the financial instruments held by the Company at September 30, 2018, and December 31, 2017, and the methods and assumptions used to estimate the instruments’ fair values:

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

At September 30, 2018, and December 31, 2017, the fair values and related carrying values of debt, including current maturities, were as follows (the fair value and carrying value amounts are presented without regard to unamortized debt issuance costs of $1,021,000 and $987,000 as of September 30, 2018 and December 31, 2017, respectively):

(In thousands)	September 30, 2018	December 31, 2017
Fair value	$282,123	$293,272
Carrying value	287,258	291,786

The following tables present financial assets and liabilities measured on a recurring basis at fair value as of September 30, 2018, and December 31, 2017, and the level within the fair value hierarchy in which the fair value measurements fall:

(In thousands)	September 30, 2018	Level 1	Level 2	Level 3
Mutual fund assets	$28,055	$28,055	$—	$—
Derivative assets:
Foreign currency contracts	248	—	248	—
Total assets at fair value	$28,303	$28,055	$248	$—
Derivative liabilities:
Foreign currency contracts	$71	$—	$71	$—

(In thousands)	December 31, 2017	Level 1	Level 2	Level 3
Mutual fund assets	$28,270	$28,270	$—	$—
Derivative assets:
Foreign currency contracts	335	—	335	—
Total assets at fair value	$28,605	$28,270	$335	$—
Derivative liabilities :
Foreign currency contracts	$94	$—	$94	$—

4.	DERIVATIVE INSTRUMENTS

The Company is exposed to certain risks relating to its ongoing business operations. The primary risk managed by the use of derivative instruments is foreign currency exchange risk.  The Company holds forward foreign currency exchange contracts that are not designated as any type of accounting hedge as defined by GAAP.  The Company uses these contracts to manage its exposure to exchange rate fluctuations on certain Company subsidiary cash, accounts receivable, accounts payable and other obligation balances that are denominated in currencies other than the entities’ functional currencies. The forward foreign exchange contracts are recognized on the balance sheet as either an asset or a liability measured at fair value. Gains and losses arising from recording the foreign exchange contracts at fair value are reported in earnings as offsets to the losses and gains reported in earnings arising from the re-measurement of the asset and liability balances into the applicable functional currencies. At September 30, 2018, and December 31, 2017, the Company had open forward foreign currency exchange contracts, all with durations of one to three months, to buy or sell foreign currencies with U.S. dollar equivalent amounts of $90,349,000 and $41,197,000, respectively.

The fair values of the derivative instruments held by the Company on September 30, 2018, and December 31, 2017, are disclosed in Note 3. Derivative instrument gains and losses for the three- and nine- month periods ending September 30, 2018 and 2017 were immaterial.  For amounts reclassified out of accumulated other comprehensive income (loss) (AOCI) into earnings for the three- and nine- month periods ended September 30, 2018 and 2017, see Note 10.

5.	STOCK-BASED COMPENSATION

On September 30, 2018, the Company had stock options and stock awards outstanding under its 2006 Incentive Compensation Plan and stock options, stock awards and stock appreciation rights (SARs) outstanding under its 2011 Incentive Compensation Plan. SARs granted prior to 2015 are cash-settled, and SARs granted after 2014 are stock-settled.  Stock options and SARs granted prior to 2017 generally cliff vested after two years. Starting in 2017, stock options and SARs have a three-year graded vesting feature, with one-third of the awards vesting each year. The Company has elected the straight-line method of expense attribution for the stock options and SARs with the graded vesting feature.

Compensation expense recorded for all stock options, stock awards and SARs was as follows:

(In thousands)
Three Months Ended September 30		Nine Months Ended September 30
2018	2017	2018	2017
$3,335	$1,697	$6,722	$6,248

The year-over-year and quarter-over-quarter increase in stock-based compensation expense was primarily attributable to cash-settled SARs. SARs compensation expense increased due to an increase in the fair values of cash-settled SARs that resulted from an increase in the market value of Company common stock in the third quarter of 2018 and first nine months of 2018 versus the same periods in 2017.

Unrecognized compensation costs for stock options, stock awards and SARs were as follows:

(In thousands)	September 30, 2018	December 31, 2017
Stock options	$1,917	$1,179
Stock awards	3,987	3,737
SARs	4,155	2,398

The increases in unrecognized compensation costs for stock options, stock awards and SARs reflected the 2018 grants of:

Shares
Stock options	77,038
Stock awards (at target)	49,426
SARs	171,131

The unrecognized compensation costs at September 30, 2018, are expected to be recognized over weighted-average periods of 2.0 years, 1.8 years and 2.0 years for stock options, stock awards and SARs, respectively.

6.	INVENTORIES

The composition of inventories at September 30, 2018, and December 31, 2017, was as follows:

(In thousands)	September 30, 2018	December 31, 2017
Finished goods	$136,717	$117,529
Raw materials	58,452	55,219
Total inventories	$195,169	$172,748

Inventories are priced primarily using the last-in, first-out inventory valuation method.  If the first-in, first-out inventory valuation method had been used for all inventories, inventory balances would have been approximately $35,298,000 and $33,518,000 higher than reported at September 30, 2018, and December 31, 2017, respectively.

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

As of September 30, 2018, the Company estimated a range of possible environmental and legal losses of $24.0 million to $45.5 million.  At September 30, 2018, and December 31, 2017, the Company’s accrued liability for such losses, which represented the Company’s best estimate within the estimated range of possible environmental and legal losses, was $24.0 million and $24.2 million, respectively. Cash outlays related to legal and environmental matters approximated $1.0 million and $1.4 million for the nine-month periods ended September 30, 2018 and 2017, respectively.

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

Following are summaries of the material contingencies at September 30, 2018:

Maywood, New Jersey Site

The Company’s property in Maywood, New Jersey and property formerly owned by the Company adjacent to its current site and other nearby properties (Maywood site) were listed on the National Priorities List in September 1983 pursuant to the provisions of CERCLA because of certain alleged chemical contamination.  Pursuant to an Administrative Order on Consent entered into between the U.S. Environmental Protection Agency (USEPA) and the Company for property formerly owned by the Company, and the issuance of an order by USEPA to the Company for property currently owned by the Company, the Company has completed various Remedial Investigation Feasibility Studies, and in September, 2014, the USEPA issued its Record of Decision (ROD) for chemically-contaminated soil. The USEPA has not yet issued a ROD for chemically-contaminated groundwater for the Maywood site. Based on the most current information available, the Company believes its recorded liability represents its best estimate of the cost of remediation for the Maywood site. The best estimate of the cost of remediation for the Maywood site could change as the Company continues to hold discussions with the USEPA, as the design of the remedial action progresses, if a groundwater ROD is issued or if other PRPs are identified. The ultimate amount for which the Company is liable could differ from the Company’s current recorded liability.

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

Wilmington Site

The Company is currently contractually obligated to contribute to the response costs associated with the Company’s formerly-owned site in Wilmington, Massachusetts.  Remediation at this site is being managed by its current owner, to whom the Company sold the property in 1980.  Under the agreement, once total site remediation costs exceed certain levels, the Company is obligated to contribute up to five percent of future response costs associated with this site with no limitation on the ultimate amount of contributions. The Company has paid the current owner $2.6 million for the Company’s portion of environmental response costs through September 30, 2018. The Company has recorded a liability for its portion of the estimated remediation costs for the site.  Depending on the ultimate cost of the remediation at this site, the amount for which the Company is liable could differ from the current estimates.

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

Other U.S. Sites

Through the regular environmental monitoring of its plant production sites, the Company discovered levels of chemical contamination that were above thresholds allowed by law at two of its U.S. plants. The Company voluntarily reported its results to the applicable state environmental agencies. As a result, the Company is required to perform self-remediation of the affected areas. In the fourth quarter of 2016, the Company recognized a charge for the estimated cost of remediating the sites. Based on current information, the Company believes that its recorded liability for the remediation of the affected areas represents its best estimate of expected costs.  However, actual costs could differ from current estimates.

8.	POSTRETIREMENT BENEFIT PLANS

Defined Benefit Pension Plans

The Company sponsors various funded qualified and unfunded non-qualified defined benefit pension plans, the most significant of which cover employees in the U.S. and U.K. locations.  The U.S. and U.K. defined benefit pension plans are frozen and service benefits are no longer being accrued.

Components of Net Periodic Benefit Cost

	UNITED STATES
(In thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
Interest cost	$1,566	$1,665	$4,645	$4,988
Expected return on plan assets	(2,320)	(2,323)	(6,962)	(6,966)
Amortization of net actuarial loss	987	738	2,860	2,314
Net periodic benefit cost	$233	$80	$543	$336

	UNITED KINGDOM
(In thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
Interest cost	$138	$151	$430	$441
Expected return on plan assets	(216)	(203)	(673)	(593)
Amortization of net actuarial loss	53	97	166	284
Net periodic benefit cost (income)	$(25)	$45	$(77)	$132

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

Employer Contributions

U.S. Plans

The Company made a $5,000,000 voluntary contribution to its funded U.S. qualified defined benefit plans in the three- and nine-month periods ended September 30, 2018.  No further contributions are expected to be made to the funded plans in 2018.  As a result of pension funding relief provisions included in the Highway and Transportation Funding Act of 2014, the Company is not required to make contributions to the funded U.S. qualified defined benefit plans during 2018.  Approximately $312,000 is expected to be contributed to the unfunded non-qualified plans in 2018.  Of such amount, $256,000 had been contributed to the non-qualified plans as of September 30, 2018.

U.K. Plan

The Company’s U.K. subsidiary expects to contribute approximately $497,000 to its defined benefit pension plan in 2018.  Of such amount, $372,000 had been contributed to the plan as of September 30, 2018.

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

Defined contribution plan expenses for the Company’s retirement savings plans and profit sharing were as follows:

(In thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
Retirement savings plans	$1,738	$1,275	$5,201	$3,758
Profit sharing plan	759	1,308	2,769	5,259
Total defined contribution expense	$2,497	$2,583	$7,970	$9,017

The Company has a rabbi trust to fund the obligations of its non-qualified supplemental executive defined contribution plans (supplemental plans). The trust comprises various mutual fund investments selected by the participants of the supplemental plans. In accordance with the accounting guidance for rabbi trust arrangements, the assets of the trust and the obligations of the supplemental plans are reported on the Company’s consolidated balance sheets.  The Company elected the fair value option for the mutual fund investment assets so that offsetting changes in the mutual fund values and defined contribution plan obligations would be recorded in earnings in the same period. Therefore, the mutual funds are reported at fair value with any subsequent changes in fair value recorded in the consolidated statements of income. The liabilities related to the supplemental plans increase (i.e., supplemental plan expense is recognized) when the value of the trust assets appreciates and decrease when the value of the trust assets declines (i.e., supplemental plan income is recognized). At September 30, 2018, the balance of the trust assets was $1,617,000, which equaled the balance of the supplemental plan liabilities (see the long-term investments section in Note 3 for further information regarding the Company’s mutual fund assets).

9.	EARNINGS PER SHARE

Below are the computations of basic and diluted earnings per share for the three and nine months ended September 30, 2018 and 2017:

(In thousands, except per share amounts)	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
Computation of Basic Earnings per Share
Net income attributable to Stepan Company	$22,168	$21,899	$85,816	$81,694
Weighted-average number of common shares outstanding	22,986	22,971	23,036	22,941
Basic earnings per share	$0.96	$0.95	$3.73	$3.56

Computation of Diluted Earnings per Share
Net income attributable to Stepan Company	$22,168	$21,899	$85,816	$81,694
Weighted-average number of shares outstanding	22,986	22,971	23,036	22,941
Add weighted-average net shares from assumed exercise of options (under treasury stock method) (1)	103	147	103	167
Add weighted-average net shares related to unvested stock awards (under treasury stock method)	3	8	2	8
Add weighted-average net shares from assumed exercise of SARs (under treasury stock method) (1)	113	140	111	142
Add weighted-average contingently issuable net shares related to performance stock awards (under treasury stock method)	83	108	72	103
Weighted-average shares applicable to diluted earnings	23,288	23,374	23,324	23,361
Diluted earnings per share	$0.95	$0.94	$3.68	$3.50
(1)

Options/SARs to acquire 65,919 shares of Company common stock were excluded from the computations of diluted earnings per share for the nine months ended September 30, 2018.  Options/SARs to acquire 24,840 shares of Company common stock were excluded from the computations of diluted earnings per share for the nine months ended September 30, 2017.  Inclusion of the instruments would have had antidilutive effects on the computations of the earnings per share.

10.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Below is the change in the Company’s AOCI balance by component (net of income taxes) for the three and nine months ended September 30, 2018 and 2017:

(In thousands)	Foreign Currency Translation Adjustments	Defined Benefit Pension Plan Adjustments	Cash Flow Hedge Adjustments	Total
Balance at June 30, 2017	$(80,357)	$(29,658)	$95	$(109,920)
Other comprehensive income before reclassifications	9,811	—	—	9,811
Amounts reclassified from AOCI	—	539	(2)	537
Net current-period other comprehensive income	9,811	539	(2)	10,348
Balance at June 30, 2017	$(70,546)	$(29,119)	$93	$(99,572)

Balance at June 30, 2018	$(96,788)	$(27,588)	$86	$(124,290)
Other comprehensive income before reclassifications	(2,503)	—	—	(2,503)
Amounts reclassified from AOCI	—	788	(2)	786
Net current-period other comprehensive income	(2,503)	788	(2)	(1,717)
Balance at September 30, 2018	$(99,291)	$(26,800)	$84	$(126,007)

Balance at December 31, 2016	$(96,775)	$(30,790)	$100	$(127,465)
Other comprehensive income before reclassifications	26,229	—	—	26,229
Amounts reclassified from AOCI	—	1,671	(7)	1,664
Net current-period other comprehensive income	26,229	1,671	(7)	27,893
Balance at September 30, 2017	$(70,546)	$(29,119)	$93	$(99,572)

Balance at December 31, 2017	$(70,561)	$(29,093)	$91	$(99,563)
Other comprehensive income before reclassifications	(28,730)	—	—	(28,730)
Amounts reclassified from AOCI	—	2,293	(7)	2,286
Net current-period other comprehensive income	(28,730)	2,293	(7)	(26,444)
Balance at September 30, 2018	$(99,291)	$(26,800)	$84	$(126,007)

Information regarding the reclassifications out of AOCI for the three and nine month periods ended September 30, 2018 and 2017, is displayed below:

(In thousands)	Amount Reclassified from AOCI (a)				Affected Line Item in
AOCI Components	Three Months Ended September 30		Nine Months Ended September 30		Consolidated Statements of Income
	2018	2017	2018	2017
Amortization of defined benefit pension actuarial losses	$(1,040)	$(835)	$(3,026)	$(2,598)	(b)
	252	296	733	927	Tax benefit
	$(788)	$(539)	$(2,293)	$(1,671)	Net of tax
Gains and losses on cash flow hedges:
Foreign exchange contracts	2	2	7	7	Cost of sales
	2	2	7	7	Total before tax
	—	—	—	—	Tax benefit
	$2	$2	$7	$7	Net of tax
Total reclassifications for the period	$(786)	$(537)	$(2,286)	$(1,664)	Net of tax

(a)	Amounts in parentheses denote expense to statement of income.
(b)	This component of accumulated other comprehensive income is included in the computation of net periodic benefit cost (see Note 8 for additional details).

11.	SEGMENT REPORTING

The Company has three reportable segments: Surfactants, Polymers and Specialty Products.  Net sales by segment for the three and nine months ended September 30, 2018 and 2017, were as follows:

(In thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
Segment Net Sales
Surfactants	$346,884	$321,444	$1,062,708	$973,381
Polymers	141,646	147,754	404,446	415,551
Specialty Products	19,467	18,616	60,044	62,252
Total	$507,997	$487,814	$1,527,198	$1,451,184

Segment operating income and reconciliations of segment operating income to consolidated income before income taxes for the three and nine months ended September 30, 2018 and 2017, are summarized below:

(In thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
Segment Operating Income
Surfactants	$31,201	$22,559	$105,670	$92,080
Polymers	17,431	21,146	53,783	63,884
Specialty Products	2,653	990	6,543	7,711
Segment operating income	51,285	44,695	165,996	163,675
Business restructuring	(1,715)	(426)	(2,346)	(1,798)
Unallocated corporate expenses (1)	(21,876)	(13,835)	(51,616)	(46,080)
Consolidated operating income	27,694	30,434	112,034	115,797
Interest expense, net	(2,797)	(2,763)	(8,620)	(8,618)
Other, net	346	1,641	1,990	3,526
Consolidated income before income taxes	$25,243	$29,312	$105,404	$110,705

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

In the majority of instances the Company deems a contract with a customer to exist when a purchase order is received from a customer for a specified quantity of product or products and the Company acknowledges receipt of such purchase order.  In some instances the Company has entered into manufacturing supply agreements with customers but these agreements typically do not bind a customer to any purchase volume requirements and thus an obligation is not created until the customer submits a purchase order to the Company.  The Company’s contracts typically have a single performance obligation that is satisfied at the time product is shipped.  For a small portion of the business, performance obligations are deemed satisfied when product is delivered to a customer location.  Revenue is recognized when performance obligations under terms of a contract with a customer have been satisfied, which is predominantly at a point in time.  With the 2018 adoption of ASU 2014-09, revenue is currently recognized when a customer obtains control of a product as compared to the “risk and rewards” criteria used in prior years.  However, the adoption of ASU 2014-09 did not have a material impact on the Company’s financial position or results of operations during the first nine months of 2018.

Payment terms on sales of product typically range from 30 to 60 days.  As a result, the Company has concluded it does not provide any significant benefits of financing to its customers.

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

As of September 30, 2018, the Company did not have any contract assets or contract liabilities.  A contract liability would typically arise when an advance or deposit is received from a customer before the Company recognizes revenue.  In practice, this is extremely rare as it would require a customer to make a payment prior to a performance obligation being satisfied.  If such a situation did arise the Company would maintain a deferred revenue liability until the time a performance obligation has been satisfied.  The Company did not recognize any revenue in the current period from any pre-existing contract liability balance.

The tables below provide a geographic disaggregation of net sales for the three and nine months ended September 30, 2018 and 2017.  The Company’s business segmentation by geographic region most effectively captures the nature and economic characteristics of the Company’s revenue streams impacted by economic factors.  This regional data is the predominant information used by senior management to assess the financial performance of operating segments and make resource allocation decisions.

	For the Three Months Ended September 30, 2018
(In thousands)
	Surfactants	Polymers	Specialty Products	Total
Geographic Market
North America	$205,032	$87,720	$16,877	$309,629
Europe	68,120	45,780	2,590	116,490
Latin America	58,560	978	—	59,538
Asia	15,172	7,168	—	22,340
Total	$346,884	$141,646	$19,467	$507,997

	For the Three Months Ended September 30, 2017
(In thousands)
	Surfactants	Polymers	Specialty Products	Total
Geographic Market
North America	$184,889	$86,002	$15,215	$286,106
Europe	69,325	53,008	3,401	125,734
Latin America	51,241	1,318	—	52,559
Asia	15,989	7,426	—	23,415
Total	$321,444	$147,754	$18,616	$487,814

For the Nine Months Ended September 30, 2018
(In thousands)
	Surfactants	Polymers	Specialty Products	Total
Geographic Market
North America				$—
Europe				—
Latin America			—	—
Asia			—	—
Total	$—	$—	$—	$—

	For the Nine Months Ended September 30, 2017
(In thousands)
	Surfactants	Polymers	Specialty Products	Total
Geographic Market
North America	$582,148	$251,291	$46,353	$879,792
Europe	198,037	142,265	15,899	356,201
Latin America	143,305	3,576	—	146,881
Asia	49,891	18,419	—	68,310
Total	$973,381	$415,551	$62,252	$1,451,184

13.	DEBT

At September 30, 2018, and December 31, 2017, debt comprised the following:

(In thousands)	Maturity Dates	September 30, 2018	December 31, 2017
Unsecured private placement notes
3.95% (net of unamortized debt issuance cost of $371 and $346 for 2018 and 2017, respectively)	2021-2027	$99,630	$99,654
3.86% (net of unamortized debt issuance cost of $361 and $343 for 2018 and 2017, respectively)	2019-2025	99,639	99,657
4.86% (net of unamortized debt issuance cost of $195 and $191 for 2018 and 2017, respectively)	2018-2023	55,519	55,523
5.88% (net of unamortized debt issuance cost of $93 and $95 for 2018 and 2017, respectively)	2018-2022	22,764	28,476
5.69% (net of unamortized debt issuance cost of $1 and $12 for 2018 and 2017, respectively)	2018	5,713	5,703
Debt of foreign subsidiaries
Unsecured bank debt, foreign currency	2018	2,972	1,786
Total debt		$286,237	$290,799
Less current maturities		23,686	22,500
Long-term debt		$262,551	$268,299

On January 30, 2018, the Company entered into a five year committed $350 million multi-currency revolving credit facility that matures on January 30, 2023 with a syndicate of banks.  This credit facility replaced the Company’s prior $125 million credit agreement. The Company’s outstanding Note Purchase Agreements were amended effective January 30, 2018 to make certain covenants consistent with those included in the revolving credit agreement. The Company maintains standby letters of credit under its workers’ compensation insurance agreements and for other purposes, as needed from time to time, which are issued under the revolving credit agreement. As of September 30, 2018, the Company had outstanding letters of credit totaling $5,041,000 and no outstanding debt under the revolving credit agreement. There was $344,959,000 available under the revolving credit agreement as of September 30, 2018.

The Company’s loan agreements contain provisions which, among others, require maintenance of certain financial ratios and place limitations on additional debt, investments and payment of dividends. Based on the loan agreement provisions that place limitations on dividend payments, unrestricted retained earnings (i.e., retained earnings available for dividend distribution) were $169,388,000 and $190,495,000 at September 30, 2018 and December 31, 2017, respectively.

14.	OTHER, NET

Other, net in the consolidated statements of income included the following:

(In thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
Foreign exchange gains (losses)	$(274)	$596	$895	$97
Investment income	91	69	320	220
Realized and unrealized gains on investments	737	1,101	1,241	3,677
Net periodic benefit cost	(208)	(125)	(466)	(468)
Other, net	$346	$1,641	$1,990	$3,526

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

During the third quarter of 2018, the Company approved a plan to shut down Surfactants operations at its German plant site.  As of September 30, the Company recognized restructuring costs of $1,410,000 comprised of asset and spare part write-downs.    The shutdown decision was made in order to reduce the Company’s fixed cost base, facilitate a refocusing of Surfactant resources on higher margin end markets and allow for select assets to be repurposed to support future polyol growth.  Decommissioning expenses associated with the shutdown will be incurred throughout 2019.

In June 2017, the Company eliminated 11 positions from manufacturing operations at its Singapore plant, which is part of the Company’s Surfactant segment.  The reduction in positions was made to better align the number of personnel with business requirements and to reduce costs at that site.  As a result of the reduction in workforce, termination expense of $132,000 was recognized in the consolidated statements of income for the nine months ended September 30, 2017.  There is no more termination liability remaining for this site.

In May 2016, the Company announced plans to shut down its Longford Mills, Ontario, Canada (Longford Mills) manufacturing facility, a part of the Surfactant reportable segment, by December 31, 2016. The shutdown plan was developed as an effort to improve the Company’s asset utilization in North America and to reduce the Company’s fixed cost base. Manufacturing operations at the Longford Mills plant ceased by the end of 2016, and production of goods manufactured at the facility was transferred to other Company production sites in the United States. Decommissioning activities are expected to continue throughout the remainder of 2018 and 2019. As of September 30, 2018, $5,775,000 of aggregate restructuring expense has been recognized, reflecting $1,594,000 of termination benefits for approximately 30 employees and $4,181,000 for other expenses, principally asset decommissioning costs.

Below is a reconciliation of the December 31, 2017 and the September 30, 2018 restructuring liabilities:

(In thousands)	Termination Benefits	Other Expense	Total
Restructuring liability at December 31, 2017	$592	$99	$691
Expense recognized	—	358	358
Amounts paid	(140)	(409)	(549)
Foreign currency translation	(3)	(4)	(7)
Restructuring liability at March 31, 2018	$449	$44	$493
Expense recognized	—	273	273
Amounts paid	(79)	(226)	(305)
Foreign currency translation	(7)	(2)	(9)
Restructuring liability at June 30, 2018	$363	$89	$452
Expense recognized	—	305	305
Amounts paid	(61)	(306)	(367)
Foreign currency translation	6	1	7
Restructuring liability at September 30, 2018	$308	$89	$397

16.	ACQUISITION

On March 26, 2018, the Company, through a subsidiary in Mexico, acquired BASF Mexicana, S.A.DE C.V.’s (BASF) production facility in Ecatepec, Mexico and a portion of its related surfactants business.  The facility, which is near Mexico City, has over 50,000 metric tons of capacity, 124,000 square feet of warehouse space, a large laboratory and office space.  The acquired assets and business are included in the Company’s Surfactants segment.  The initial purchase price of the acquisition was $21,475,000 and was paid with cash on hand.  The primary assets acquired were land, buildings, machinery and equipment and inventory.  In the third quarter of 2018 the Company reached alignment with BASF on the final value of inventory acquired.  The incremental inventory and related value-added taxes totaled $1,377,000 and increased the total assets acquired in the transaction from $21,475,000 to $22,852,000 as of September 30, 2018.  The final inventory settlement payment is anticipated to be made in the fourth quarter of 2018.  The purchase price allocation remains preliminary as of September 30, 2018.  The acquisition was accounted for as a business combination, and, accordingly, the assets acquired were measured and recorded at their estimated fair values.   The following table summarizes the assets acquired as a result of the acquisition:

(In thousands)
Assets:
Property, plant and equipment	$14,464
Inventory	5,687
Other Receivable	2,701
Total assets acquired	$22,852

The acquired business is expected to have minimal impact on the Company’s 2018 financial results.  Pro forma financial information for the first nine months of 2017 and 2018 has not been included because revenues and earnings of the Company would not have been significantly different than reported had the acquisition date been January 1, 2017.

17.	INCOME TAXES

The Company’s effective tax rate was 12.2 percent for the third quarter of 2018 compared to 25.4 percent for the third quarter of 2017.  The Company’s effective tax rate was 18.6 percent for the first nine months of 2018 compared to 26.2 percent for the first nine months of 2017. Both the third quarter and nine months decreases were primarily attributable to a lower U.S. statutory tax rate of 21 percent in 2018 versus 35 percent in 2017.  This benefit was partially offset by: (a) certain unfavorable U.S. tax reform changes that became effective on January 1, 2018 (i.e. global intangible low taxed income, non-deductible executive compensation and the repeal of the domestic production activities deduction), and (b) lower excess tax benefits derived from stock based compensation awards exercised or distributed in 2018 versus 2017.  In addition, during the third quarter of 2018, the Company filed applications to automatically change certain tax accounting methods related to the 2017 tax year.  These method changes provided a favorable tax benefit that was partially offset by the negative tax impact recognized as a result of the Company’s plan to repatriate approximately $100 million of foreign cash in the fourth quarter of 2018.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (Tax Act).  The Tax Act made broad and complex changes to the U.S. tax code.

Our accounting for the following elements of the Tax Act is complete:

Deemed Repatriation Transition Tax:  The Transition Tax is a tax on previously untaxed accumulated and current earnings and profits of our foreign subsidiaries.  We were able to reasonably estimate the Transition Tax and recorded a provisional Transition Tax obligation of $19.4 million, with a corresponding adjustment of $19.4 million to income tax expense for the year ended December 31, 2017.  On the basis of revised earnings and profits computations that were completed during the third quarter, we recognized a favorable measurement-period adjustment of $0.4 million to the Transition Tax obligation, with a corresponding favorable adjustment of $0.4 million to income tax expense during the third quarter of 2018.  The effect of the measurement-period adjustment on the 2018 effective tax rate was a reduction of approximately 0.4 percent.  The Transition Tax, which has now been determined to be complete, resulted in recording a total Transition Tax obligation of $19.0 million, with a corresponding adjustment of $19.0 million to income tax expense.

Pursuant to the Tax Act, the Company’s foreign earnings have been subject to U.S. federal taxes.  The Company now has the ability to repatriate to the U.S. parent the cash associated with these foreign earnings with little additional U.S. federal taxes.  This cash may, however, be subject to foreign income and/or local country taxes if repatriated to the United States.   In addition, repatriation of some foreign cash balances may be further restricted by local laws.  During the quarter, the Company completed analyzing its foreign capital structure and determined the amount of cash at its foreign subsidiaries that can be repatriated to the United States with minimal additional taxes.  In our analysis, the Company considered the future operating and liquidity needs of the Company and its foreign subsidiaries, while also considering the Company’s past assertion of indefinite reinvestment in

its foreign earnings.   The Company recorded $1.9 million of additional income tax expense during the third quarter of 2018.  The effect of the adjustment on the 2018 effective tax rate was an increase of approximately 1.8 percent.  With regard to the cash remaining at the Company’s foreign subsidiaries after the repatriation, the Company maintains its assertion of indefinite reinvestment in its foreign earnings.

Reduction of U.S. federal corporate tax rate:  The Tax Act reduced the corporate tax rate to 21 percent, effective January 1, 2018.  We were able to reasonably estimate the impact to our deferred tax assets and liabilities and recorded a provisional net adjustment of $4.5 million for the year ended December 31, 2017.  On the basis of revised temporary differences that were completed during the third quarter of 2018, we recognized a favorable measurement-period adjustment of $5.2 million.  The effect of the measurement-period adjustment on the 2018 effective tax rate was a reduction of approximately 4.9 percent.  The reduction of the U.S. federal corporate tax rate, which has now been determined to be complete, resulted in recording a total deferred income tax benefit of $9.7 million as a result of revaluing the Company’s deferred tax assets and liabilities.

Cost recovery:  The Company is able to claim bonus depreciation to accelerate the expensing of the cost of certain qualified property acquired and placed in service after September 27, 2017 and before January 1, 2024.  For the first five-year period (through 2022), the Company can deduct 100 percent of the cost of qualified property.  Starting in 2023, the additional bonus depreciation is gradually phased out by 20 percent each year through 2027.  We have completed the computations necessary and completed an inventory of our 2017 expenditures for property that was placed into service after September 27, 2017 through December 31, 2017 and that qualifies for immediate expensing.  We concluded the impact of the true-up adjustment from this analysis, which has now been determined to be complete, was immaterial.

Valuation allowances:  The Company must assess whether valuation allowances assessments are affected by various aspects of the Tax Act (e.g., GILTI inclusions and new categories of foreign tax credits).  The Tax Act did not result in any additional valuation allowances for the Company.

Our accounting for the following elements of the Tax Act is incomplete.  As noted at year-end, we were not yet able to reasonably estimate the effects for the items set forth below.  Therefore, no provisional adjustments were recorded.  The Company expects to finalize its computations for these items in the fourth quarter of 2018.

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

The Tax Act provides for a grandfather provision, pursuant to which remuneration that is provided pursuant to a written binding contract in effect on November 2, 2017, and which has not been modified in any material respect on or after that date, will not be subject to the amendments made to Section 162(m) by the Tax Act and will remain eligible for deduction as qualified performance-based compensation.  For compensation not yet paid or incurred related to services performed before January 1, 2018, to the extent available, we intend to continue to treat as “qualified performance-based compensation” that is grandfathered under the Tax Act which is deductible compensation. However, we have not yet completed our evaluation of our existing compensation arrangements to determine whether any amounts payable to our Section 162(m) covered employees may continue to constitute qualified performance-based compensation under Section 162(m) and qualify under the grandfather provision.

18.	RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-9, Revenue from Contracts with Customers (Topic 606). The new update was later amended by ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. In addition, the ASU requires expanded disclosures about revenue recognition that enable the users of the financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. ASU No. 2014-09 supersedes most of the previous revenue recognition guidance. For public entities, the new guidance, as amended, is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. On January 1, 2018, the Company adopted ASU No. 2014-9, which did not have a material effect on the Company’s financial position, results of operations or cash flows.  The Company has added Note 12 – Revenue from Contracts with Customers to comply with the expanded disclosure requirements of ASU No. 2014-9.

In February 2016, the FASB issued ASU No. 2016-2, Leases (Topic 842). This guidance requires a dual approach for lessee accounting whereby a lessee will account for lease arrangements with terms greater than 12 months as either finance leases or operating leases. Both finance leases and operating leases will be recognized on the lessee’s balance sheet as right-of-use assets and corresponding lease liabilities, with differing methodologies for income statement recognition. In addition, the ASU requires expanded qualitative and quantitative disclosures about the Company’s lease arrangements. This guidance is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. A modified retrospective approach was required for all leases existing or entered into after the beginning of the earliest comparative period in the consolidated financial statements.  In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which provides entities with an additional and optional transition method to adopt the new lease standard.  Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.  This update is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2018.  The most significant impact of ASU No. 2016-2, Leases (Topic 842) is that a lessee will be required to recognize a “right-of-use” asset and corresponding lease liability for operating leases agreements.  The Company believes the recognition of “right-of-use” assets and related lease liabilities for all operating leases will have a material impact on specific balance sheet line items but will not materially impact its results of operations or cash flows.  The Company is currently in the process of collecting and reviewing its leases globally and configuring its software solution to enable the Company to be compliant with ASU No. 2016-2.

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

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. The update requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Current accounting guidance prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. The amendments in ASU No. 2016-16 are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The amendments in this update were applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. On January 1, 2018, the Company adopted ASU No. 2016-16, which did not have a material effect on the Company’s financial position or results of operations and cash flows.

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

In March 2017, the FASB issued ASU No. 2017-7, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which amends existing guidance for the income statement presentation of the components of net periodic benefit cost for an entity’s sponsored defined benefit pension and other postretirement plans. The amended guidance requires entities to include the current service component of net periodic benefit cost in employee compensation costs in the income statement and to include all other components elsewhere in the income statement outside of income from operations. In addition, only the service cost component of net benefit cost is eligible for capitalization. For the Company, ASU No. 2017-7 is effective for interim and annual periods beginning after December 31, 2017. The requirements for the separate presentation of the service cost component and the other components of net periodic benefit cost must be adopted on a retrospective basis. The requirement to capitalize only the service component of net periodic benefit cost must be adopted on a prospective basis. On January 1, 2018, the Company adopted ASU No. 2017-7, which did not have a material effect on the Company’s financial position or cash flows but affected the presentation of the Company’s results of operations.  For amounts reclassified on the Company’s statements of the results of operations, see Note 8 and Note 14.

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820) Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement.  This update modifies some disclosure requirements related to fair value measurements used for different levels of instruments in fair value hierarchy (Level 1, Level 2 and Level 3).  The amendments in the update are effective for fiscal years, and interim periods within fiscal years, beginning after December 15, 2019.  The adoption of this update is not expected have an effect on the Company’s financial position, results of operations and cash flows but may impact the disclosures made for Fair Value Measurements used by the Company.

In August 2018, the FASB issued ASU No. 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20).  This update removes some disclosures that are no longer considered cost beneficial and adds some disclosures about defined benefit plans that have been identified as relevant.  The amendments in this update are effective for fiscal years ending after December 15, 2020.  The adoption of this update is not expected to have an effect on the Company’s financial position, results of operations and cash flows but will impact the disclosures made for the Company’s defined benefit retirement plans.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use software (Subtopic 350-40) Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract.  This update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software.  This update requires the entity to determine which implementation costs to capitalize as an asset related to the service contact and which costs to expense over the term of the hosting contract.  The amendments in this update are effective for fiscal years beginning after December 15, 2019.  The Company is assessing the impact that adoption of ASU No. 2018-15 will have on its financial position, results of operations and cash flows.

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

Overview

The Company produces and sells intermediate chemicals that are used in a wide variety of applications worldwide. The overall business comprises three reportable segments:

•

Surfactants – Surfactants, which accounted for 70 percent of Company consolidated net sales for the first nine months of 2018, are principal ingredients in consumer and industrial cleaning products such as detergents for washing clothes, dishes, carpets, floors and walls, as well as shampoos and body washes. Other applications include fabric softeners, germicidal quaternary compounds, lubricating ingredients, emulsifiers for spreading agricultural products and industrial applications such as latex systems, plastics and composites. Surfactants are manufactured at five sites in the United States, three European sites (United Kingdom, France and Germany), five Latin American sites (one site in Colombia and two sites in each of Brazil and Mexico) and two Asian sites (Philippines and Singapore). In 2016, the Company shut down its production facility in Canada, moving the production of goods previously manufactured in Canada to other Company production sites in the United States. Manufacturing operations at that facility ceased in the fourth quarter of 2016 but decommissioning activities were incurred in 2017 and will continue throughout 2018.  In March 2018, the Company, through a subsidiary in Mexico, acquired a production facility and a portion of its related surfactant business from BASF Mexicana, S.A. DE C.V.  See the “2018 Acquisition” paragraph below for additional details.

•

Polymers – Polymers, which accounted for 26 percent of consolidated net sales for the first nine months of 2018, include polyurethane polyols, polyester resins and phthalic anhydride.  Polyurethane polyols are used in the manufacture of rigid foam for thermal insulation in the construction industry and are also a base raw material for coatings, adhesives, sealants and elastomers (collectively, CASE products). Powdered polyester resins are used in coating applications.  CASE and polyester resins are collectively referred to as specialty polyols. Phthalic anhydride is used in unsaturated polyester resins, alkyd resins and plasticizers for applications in construction materials and components of automotive, boating and other consumer products. In addition, the Company uses phthalic anhydride internally in the production of polyols.  In the United States, polyurethane polyols and phthalic anhydride are manufactured at the Company’s Millsdale, Illinois, site and specialty polyols are manufactured at the Company’s Columbus, Georgia, site. In Europe, polyurethane polyols are manufactured by the Company’s subsidiary in Germany, and specialty polyols are manufactured by the Company’s Poland subsidiary.  In China, polyurethane polyols and specialty polyols are manufactured at the Company’s Nanjing, China, plant.

•

Specialty Products – Specialty products, which accounted for four percent of consolidated net sales for the first nine months of 2018, include flavors, emulsifiers and solubilizers used in food, flavoring, nutritional supplement and pharmaceutical applications. Specialty products are primarily manufactured at the Company’s Maywood, New Jersey, site and, in some instances, at outside contractors.

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

	Income (Expense)
	For the Three Months Ended September 30,
(In millions)	2018	2017	Change
Deferred Compensation (Administrative expenses)	$(4.2)	$0.1	$(4.3)	(1)
Realized/Unrealized Gains on Investments (Other, net)	0.7	1.0	(0.3)
Investment Income (Other, net)	0.1	0.1	—
Pretax Income Effect	$(3.4)	$1.2	$(4.6)

	Income (Expense)
	For the Nine Months Ended September 30
(In millions)	2018	2017	Change
Deferred Compensation (Administrative expense)	$(5.0)	$(5.3)	$0.3	(1)
Realized/Unrealized Gains on Investments (Other, net)	1.2	3.5	(2.3)
Investment Income (Other, net)	0.3	0.2	0.1
Pretax Income Effect	$(3.5)	$(1.6)	$(1.9)

(1)	See the applicable Corporate Expenses sections of this MD&A for details regarding the changes in deferred compensation expense.

Effects of Foreign Currency Translation

The Company’s foreign subsidiaries transact business and report financial results in their respective local currencies. As a result, foreign subsidiary income statements are translated into U.S. dollars at average foreign exchange rates appropriate for the reporting period. Because foreign exchange rates fluctuate against the U.S. dollar over time, foreign currency translation affects period-to-period comparisons of financial statement items (i.e., because foreign exchange rates fluctuate, similar period-to-period local currency results for a foreign subsidiary may translate into different U.S. dollar results). The following table presents the effects that foreign currency translation had on the period-over-period changes in consolidated net sales and various income line items for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30
				Decrease
(In millions)	2018	2017(1)	Increase (Decrease)	Due to Foreign Translation
Net Sales	$508.0	$487.8	$20.2	$(10.7)
Gross Profit	84.1	75.6	8.5	(1.7)
Operating Income	27.7	30.4	(2.7)	(1.1)
Pretax Income	25.2	29.3	(4.1)	(0.9)

	Nine Months Ended September 30
				Increase
(In millions)	2018	2017	Increase (Decrease)	Due to Foreign Translation
Net Sales	$1,527.2	$1,451.2	$76.0	$11.4
Gross Profit	263.0	257.7	5.3	0.8
Operating Income	112.0	115.8	(3.8)	0.2
Pretax Income	105.4	110.7	(5.3)	0.5
(1)

The 2017 gross profit and operating income line items have been immaterially changed from the amounts originally reported as a result of the Company’s first quarter 2018 adoption of ASU No. 2017-07 Compensation-Retirement Benefits (Topic 715).

RESULTS OF OPERATIONS

Three Months Ended September 30, 2018 and 2017

Summary

Net income attributable to the Company for the third quarter of 2018 increased one percent to $22.2 million, or $0.95 per diluted share, from $21.9 million, or $0.94 per diluted share, for the third quarter of 2017. Adjusted net income increased 21 percent to $26.0 million, or $1.11 per diluted share, from $21.4 million, or $0.92 per diluted share, in 2017 (see the “Reconciliation of Non-GAAP Adjusted Net Income and Diluted Earnings per Share” section of this MD&A for a reconciliation between reported net income attributable to the Company and related earnings per diluted share and non-GAAP adjusted net income and related earnings per diluted share). Below is a summary discussion of the major factors leading to the quarter-over-quarter changes in net sales, profits and expenses.  A detailed discussion of segment operating performance for the third quarter of 2018 compared to the third quarter of 2017 follows the summary.

Consolidated net sales increased $20.2 million, or four percent in the third quarter of 2018 compared to the third quarter of 2017.  The increase was mostly attributable to a six percent increase in sales volume, which favorably impacted the quarter-over-quarter change in net sales by $31.1 million.  Most of the sales volume increase related to the Surfactant segment.  Foreign currency translation negatively impacted the quarter-over-quarter net sales change by $10.7 million.  The unfavorable foreign currency translation effect primarily reflected a stronger U.S. dollar against the Brazilian real, Mexican peso, Philippine peso, European euro and Polish zloty.  Lower average selling prices negatively impacted the quarter-over-quarter change in net sales by $0.2 million.

Operating income for the third quarter of 2018 decreased $2.7 million, or nine percent, compared to operating income reported for the third quarter of 2017.  Consolidated operating income was negatively impacted by higher 2018 deferred compensation, corporate and business restructuring expenses, which increased by $4.4 million, $3.6 million and $1.3 million quarter-over-quarter, respectively.  With respect to the segments, Surfactant and Specialty Product operating income improved by $8.6 million and $1.7 million, respectively, whereas Polymer operating income declined by $3.7 million.

Operating expenses (including deferred compensation and business restructuring expenses) increased $11.3 million, or 25 percent, between quarters. Changes in the individual income statement line items that comprise the Company’s operating expenses were as follows:

•	Selling expenses increased $0.9 million, or seven percent, quarter over quarter primarily due to higher bad debt expense.

•	Administrative expenses increased $3.4 million, or 19 percent, quarter over quarter primarily due to employee separation costs and higher salaries and incentive-based compensation expense.

•	Research, development and technical service (R&D) expenses increased $1.3 million, or 10 percent, quarter over quarter primarily due to higher incentive-based compensation expense.

•

Deferred compensation expense increased $4.4 million quarter over quarter, primarily due to a $9.00 per share increase in the market price of Company common stock in the third quarter of 2018 compared to a $3.48 per share decrease in the third quarter of 2017.  See the “Overview” and “Segment Results - Corporate Expenses” sections of this MD&A for further details.

•

Business restructuring charges totaled $1.7 million in the third quarter of 2018 versus $0.4 million in 2017.  The 2018 restructuring charges were comprised of asset and spare part write-downs related to the Company’s decision to cease Surfactant operations in Germany ($1.4 million) and decommissioning costs associated with the Company’s manufacturing facility in Canada that ceased operations in the fourth quarter of 2016 ($0.3 million).  The 2017 restructuring charges related solely to decommissioning costs associated with the Canadian plant ($0.4 million).

Net interest expense for the third quarter of 2018 was flat with net interest expense for the third quarter of 2017.

Other, net was $0.3 million of income for the third quarter of 2018 compared to $1.6 million of income for the same period of 2017. The Company recognized $0.8 million of investment income (including realized and unrealized gains and losses) for the Company’s deferred compensation and supplemental defined contribution mutual fund assets in the third quarter of 2018 compared to $1.1 million of income in last year’s third quarter. In addition, the Company reported foreign exchange losses of $0.3 million in the third quarter of 2018 versus $0.6 million of gains in the third quarter of 2017.  The Company also reported $0.2 million of net periodic pension cost in the third quarter of 2018 versus $0.1 million of expense in the third quarter of 2017.

The Company’s effective tax rate was 12.2 percent for the third quarter of 2018 compared to 25.4 percent for the third quarter of 2017.  The decrease was primarily attributable to a lower U.S. statutory tax rate of 21 percent in the third quarter of 2018 versus 35 percent in the third quarter of 2017.  This benefit was partially offset by: (a) certain unfavorable U.S. tax reform changes that became effective on January 1, 2018 (i.e. global intangible low taxed income, non-deductible executive compensation and the repeal of the domestic production activities deduction), and; (b) lower excess tax benefits derived from stock based compensation awards exercised or distributed in the third quarter of 2018 versus the third quarter of 2017.  In addition, during the third quarter of 2018, the Company filed applications to automatically change certain tax accounting methods related to the 2017 tax year.  These method changes provided a favorable tax benefit that was partially offset by the negative tax impact recognized as a result of the Company’s plan to repatriate approximately $100 million of foreign cash in the fourth quarter of 2018.

Segment Results

	For the Three Months Ended
(Dollars in thousands)	September 30	September 30	Increase	Percent
Net Sales	2018	2017	(Decrease)	Change
Surfactants	$346,884	$321,444	$25,440	8
Polymers	141,646	147,754	(6,108)	-4
Specialty Products	19,467	18,616	851	5
Total Net Sales	$507,997	$487,814	$20,183	4

	For the Three Months Ended
(Dollars in thousands)	September 30,	September 30,	Increase	Percent
Operating Income	2018	2017	(Decrease)	Change
Surfactants	$31,201	$22,559	$8,642	38
Polymers	17,431	21,146	(3,715)	-18
Specialty Products	2,653	990	1,663	168
Segment Operating Income	$51,285	$44,695	$6,590	15
Corporate Expenses, Excluding Deferred Compensation and Restructuring	17,654	13,964	3,690	26
Deferred Compensation Expense	4,222	(129)	4,351	NM
Business Restructuring	1,715	426	1,289	303
Total Operating Income	$27,694	$30,434	$(2,740)	-9
(1)

The 2017 segment and total operating income line items have been immaterially changed from the amounts originally reported as a result of the Company’s first quarter 2018 adoption of ASU No. 2017-07 Compensation-Retirement Benefits (Topic 715).

Surfactants

Surfactant net sales for the third quarter of 2018 increased $25.4 million, or eight percent, over net sales for the third quarter of 2017. Higher sales volume had a favorable $27.7 million effect on the quarter-over-quarter change in net sales.  All global regions experienced sales volume growth.  Higher selling prices positively impacted net sales by $7.0 million.  The unfavorable effects of foreign currency translation negatively impacted net sales by $9.3 million.  A quarter-over-quarter comparison of net sales by region follows:

	For the Three Months Ended
(Dollars in thousands)	September 30,	September 30,	Increase	Percent
Net Sales	2018	2017	(Decrease)	Change
North America	$205,032	$184,889	$20,143	11
Europe	68,120	69,325	(1,205)	-2
Latin America	58,560	51,241	7,319	14
Asia	15,172	15,989	(817)	-5
Total Surfactants Segment	$346,884	$321,444	$25,440	8

Net sales for North American operations increased 11 percent between quarters. Higher sales volume and selling prices positively impacted the quarter-over-quarter change in net sales by $15.3 million and $5.1 million, respectively.  Foreign currency translation negatively impacted the quarter-over-quarter change in net sales by $0.3 million.  Sales volume increased eight percent primarily due an increase in sales volume of products used in laundry and cleaning, personal care, agricultural and oilfield applications.  Sales volumes of general surfactants to our distribution partners also increased.

Net sales for European operations decreased two percent between quarters.  Lower selling prices and the unfavorable effects of foreign currency translation negatively impacted the quarter-over-quarter change in net sales by $1.9 million and $0.6 million, respectively.  A two percent growth in sales volume positively impacted the quarter over quarter change in net sales by $1.3 million.  A stronger U.S. dollar against the European euro and British pound sterling led to the foreign currency translation effect.

Net sales for Latin American operations increased 14 percent due to a 19 percent increase in sales volume and higher selling prices.  These items favorably impacted the quarter-over-quarter change in net sales by $9.5 million and $5.5 million respectively.  The higher sales volume is mostly related to the Company’s 2018 first quarter acquisition in Ecatepec, Mexico, partially offset by lower demand and lost commodity business for products used in laundry and cleaning applications in Brazil.  The higher selling prices were primarily due to the pass through of increased raw material costs to customers.  Foreign currency translation negatively impacted the quarter-over-quarter change in net sales by $7.7 million.  The quarter-over-quarter strengthening of the U.S. dollar against the Brazilian real and the Mexican peso accounted for the majority of the unfavorable foreign currency effect.

Net sales for Asian operations decreased five percent primarily due to the negative impact of foreign currency translation and lower selling prices.  These items negatively impacted the quarter-over-quarter change in net sales by $0.7 million and $0.6 million, respectively.  A weaker Philippine peso relative to the U.S. dollar caused the negative foreign currency translation effect.  Sales volume increased three percent which positively impacted the quarter-over-quarter change in net sales by $0.5 million.  This sales volume growth was primarily due to the sale of products used in personal care applications.

Surfactant operating income for the third quarter of 2018 increased $8.6 million, or 38 percent, over operating income for the third quarter of 2017.  Gross profit increased $10.4 million on improved North American and European results.  Operating expenses increased $1.8 million, or eight percent, quarter-over quarter.  Quarter-over-quarter comparisons of gross profit by region and total segment operating expenses and operating income follow:

	For the Three Months Ended
(Dollars in thousands)	September 30, 2018	September 30, 2017	Increase (Decrease)	Percent Change
Gross Profit and Operating Income
North America	$38,259	$27,617	$10,642	39
Europe	7,575	6,205	1,370	22
Latin America	7,345	7,633	(288)	-4
Asia	2,613	3,900	(1,287)	-33
Surfactants Segment Gross Profit	$55,792	$45,355	$10,437	23
Operating Expenses	24,591	22,796	1,795	8
Surfactants Segment Operating Income	$31,201	$22,559	$8,642	38

(2)

The 2017 North America gross profit and the total operating expenses line items have been immaterially changed from the amounts originally reported as a result of the Company’s first quarter 2018 adoption of ASU No. 2017-07 Compensation-Retirement Benefits (Topic 715).

Gross profit for North American operations increased 39 percent, or $10.6 million, between quarters primarily due to higher unit margins and sales volumes.  These items positively impacted the quarter-over-quarter change in gross profit by $8.3 million and $2.3 million, respectively.  Higher unit margins were primarily due to a more favorable customer and product mix.  Higher quarter-over-quarter sales volumes of products used in laundry and cleaning, personal care, agricultural, and oilfield applications and products sold to our distribution partners contributed to the 2018 volume growth.

Gross profit for European operations increased 22 percent, or $1.4 million, between quarters primarily due to improved unit margins.  Higher unit margins favorably impacted the quarter-over-quarter change in gross profit by $1.3 million.

Gross profit for Latin American operations decreased four percent, or $0.3 million, quarter over quarter. This decrease was primarily due to the unfavorable impact of foreign currency translation and lower unit margins.  The unfavorable foreign currency translation negatively impacted the quarter-over-quarter change in gross profit by $1.4 million.  A stronger U.S. dollar against the Brazilian real and the Mexican peso accounted for the majority of the unfavorable foreign currency effect.  A 19 percent increase in sales volume, principally driven by the first quarter acquisition in Ecatepec, Mexico favorably impacted the quarter-over-quarter change in gross profit by $1.4 million.  The Ecatepec, Mexico acquisition was slightly accretive to Latin American gross profit in the third quarter.

Gross profit for Asian operations decreased 33 percent, or $1.3 million, between quarters, largely due to lower unit margins.  Sales volume grew three percent between quarters.

Operating expenses for the Surfactant segment increased $1.8 million, or eight percent, quarter-over-quarter principally due to higher U.S. incentive-based compensation and bad debt expense.

Polymers

Polymers net sales for the third quarter of 2018 decreased $6.1 million versus net sales for the same period of 2017.  Lower selling prices, the unfavorable impact of foreign currency translation and a one percent decrease in sales volume negatively impacted the quarter-over-quarter change in net sales by $3.8 million, $1.3 million and $1.0 million, respectively.  A quarter-over-quarter comparison of net sales by region follows:

	For the Three Months Ended
(Dollars in thousands)	September 30	September 30	Increase	Percent
Net Sales	2018	2017	(decrease)	change
North America	$87,720	$86,002	$1,718	2
Europe	45,780	53,008	(7,228)	-14
Asia and Other	8,146	8,744	(598)	-7
Total Polymers Segment	$141,646	$147,754	$(6,108)	-4

Net sales for North American operations increased two percent between quarters.  Sales volume increased three percent which positively impacted the quarter-over-quarter change in net sales by $3.0 million.   The higher sales volume primarily reflects quarter-over-quarter growth within polyols used in rigid foam insulation partially offset by lower phthalic anhydride volume.  Selling prices decreased one percent, which had a $1.3 million negative effect on the quarter-over-quarter change in net sales.

Net sales for European operations decreased 14 percent. Lower sales volume, selling prices and the negative effects of foreign currency translation negatively impacted the quarter-over-quarter change in net sales by $3.2 million, $3.0 million and $1.0 million, respectively.  Sales volume declined six percent for the quarter.

Net sales for Asia and Other operations decreased seven percent quarter over quarter primarily due to a six percent decrease in sales volume and the negative effects of foreign currency translation.  These items negatively impacted the change in nets sales by $0.5 million and $0.4 million, respectively.  Higher selling prices positively impacted the current year quarter by $0.3 million.

Polymers operating income for the third quarter of 2018 declined $3.7 million, or 18 percent, from operating income for the third quarter of 2017. Gross profit decreased $3.2 million, or 12 percent, primarily due to reduced unit margins in North America and Europe, lower European volume resulting from the lingering effects of the 2017 MDI shortage and the unfavorable impact of foreign currency translation.  Operating expenses increased $0.5 million quarter-over-quarter.  Quarter-over-quarter comparisons of gross profit by region and total segment operating expenses and operating income follow:

	For the Three Months Ended
(Dollars in thousands)	September 30, 2018	September 30, 2017	Increase (Decrease)	Percent Change
Gross Profit and Operating Income
North America	$17,952	$19,020	$(1,068)	-6
Europe	6,606	8,683	(2,077)	-24
Asia and Other	199	278	(79)	-28
Polymers Segment Gross Profit	$24,757	$27,981	$(3,224)	-12
Operating Expenses	7,326	6,835	491	7
Polymers Segment Operating Income	$17,431	$21,146	$(3,715)	-18

(1)

The 2017 North America gross profit and the total operating expenses line items have been immaterially changed from the amounts originally reported as a result of the Company’s first quarter 2018 adoption of ASU No. 2017-07 Compensation-Retirement Benefits (Topic 715).

Gross profit for North American operations declined six percent quarter over quarter primarily due to reduced unit margins.  The reduced margins negatively impacted the quarter-over-quarter change in gross profit by $1.7 million and primarily reflect higher raw material costs that, due to competitive reasons, could not entirely be passed on to customers.  A three percent increase in sales volume positively impacted the quarter-over-quarter change in gross profit by $0.6 million.   The volume growth primarily reflects quarter-over-quarter growth within polyols used in rigid foam insulation, which was up 13 percent, partially offset by lower phthalic anhydride and specialty polyols volume.

Gross profit for European operations decreased 24 percent due to lower unit margins, a six percent decrease in volume and the unfavorable effects of foreign currency translation.  These items negatively impacted the quarter-over-quarter change in gross profit by $1.4 million, $0.6 million and $0.1 million, respectively.  The lower unit margins reflect higher raw material costs that, due to competitive reasons, could not entirely be passed on to customers.

Gross profit for Asia and Other operations decreased $0.1 million quarter-over-quarter.

Operating expenses for the Polymer segment increased $0.5 million, or seven percent, quarter-over-quarter principally due to higher U.S. incentive-based compensation and bad debt expense.

Specialty Products

Net sales for the third quarter of 2018 increased $0.9 million, or five percent, from net sales for the third quarter of 2017. Higher sales volume led to the net sales increase.  Operating income increased $1.7 million quarter-over-quarter. The increase in operating income was primarily due to a more favorable sales mix, mostly attributable to the partial catch up of order timing shortfalls encountered in the first half of the year within the pharmaceutical and flavoring businesses.

Corporate Expenses

Corporate expenses, which are comprised of deferred compensation, business restructuring and other operating expenses that are not allocated to the reportable segments, increased $9.3 million between quarters.  Corporate expenses were $23.6 million in the third quarter of 2018 versus $14.3 million in 2017.  The increase was primarily attributable to deferred compensation expense of $4.2 million recorded in the third quarter of 2018 versus deferred compensation income of $0.1 million recorded a year ago. Higher employee separation costs and business restructuring expense negatively impacted the quarter-over-quarter change in corporate expenses by $3.4 million.  Higher salaries and incentive-based compensation costs accounted for most of the remaining variance.

The $4.4 million increase in deferred compensation expense primarily reflected a $9.00 per share increase in the value of Company common stock in the third quarter of 2018 compared to a $3.48 per share decrease for the third quarter of 2017. The following table presents the quarter-end Company common stock market prices used in the computation of deferred compensation expenses for the three months ended September 30, 2018 and 2017:

	2018		2017
	September 30	June 30	September 30	June 30
Company Common Stock Price	$87.01	$78.01	$83.66	$87.14

Nine Months Ended September 30, 2018 and 2017

Summary

Net income attributable to the Company for the first nine months of 2018 increased five percent to $85.8 million, or $3.68 per diluted share, from $81.7 million, or $3.50 per diluted share, for the first nine months of 2017. Adjusted net income increased seven percent to $90.1 million, or $3.86 per diluted share, from $84.0 million, or $3.60 per diluted share (see the “Reconciliation of Non-GAAP Adjusted Net Income and Diluted Earnings per Share” section of this MD&A for reconciliations between reported net income attributable to the Company and related earnings per diluted share and non-GAAP adjusted net income and related earnings per diluted share). Below is a summary discussion of the major factors leading to the year-over-year changes in net sales, profits and expenses.  A detailed discussion of segment operating performance for the first nine months of 2018 compared to the first nine months of 2017 follows the summary.

Consolidated net sales increased $76.0 million, or five percent, between years.  Higher sales volume, the favorable impact of foreign currency translation and higher selling prices positively impacted net sales by $61.2 million, $11.4 million and $3.4 million respectively.  Total Company sales volume increased four percent.  Sales volume in the Surfactant segment increased six percent while sales volume in the Polymer segment declined three percent.  Specialty Product segment sales volume was flat with the prior year.  The favorable foreign currency translation effect primarily reflected a weaker U.S. dollar against the European currencies for countries where the Company has foreign operations, partially offset by a stronger U.S. dollar against the Brazil real, Mexican peso and Philippine peso.

Operating income for the first nine months of 2018 declined $3.8 million, or three percent, from operating income reported for the first nine months of 2017. Surfactant operating income improved year-over-year but was more than offset by a decline in Polymer and Specialty Products results and higher corporate expenses.

Operating expenses (including deferred compensation and business restructuring expenses) increased $9.1 million, or six percent, between years. Changes in the individual income statement line items that comprise the Company’s operating expenses were as follows:

•

Selling expenses increased $2.5 million, or six percent, year-over-year largely due to higher salaries and incentive-based compensation expense, cloud-based application expense, legal and consulting fees and bad debt expense.

•

Administrative expenses increased $5.3 million, or 10 percent, year-over-year primarily due to higher employee separation costs, salaries and incentive-based compensation expense, employee relocation expense and legal expense.

•	R&D expenses increased $1.0 million, or three percent, year-over-year.

•	Deferred compensation expense decreased $0.3 million, or six percent, year-over-year. See the “Overview” and “Segment Results - Corporate Expenses” sections of this MD&A for further details.

•

Business restructuring expenses were $2.3 million in the first nine months of 2018 compared to $1.8 million in the first nine months of 2017. The 2018 restructuring charges were comprised of asset and spare part write-downs related the Company’s decision to cease Surfactant operations in Germany ($1.4 million) and decommissioning costs associated with the Company’s manufacturing facility in Canada which ceased operations in the fourth quarter of 2016 ($0.9 million).   The 2017 restructuring charges related to decommissioning costs associated with the Canadian plant ($1.7 million) and workforce reduction expense at the Company’s Singapore plant ($0.1 million).  See Note 15 to the condensed consolidated financial statements for additional information regarding the Company’s restructuring activities.

Net interest expense for the first nine months of 2018 was flat with net interest expense for the first nine months of 2017.

Other, net was $2.0 million of income for the first nine months of 2018 compared to $3.5 million of income for the same period of 2017.  The Company recognized $1.6 million of investment gains (including realized and unrealized gains and losses) for the Company’s deferred compensation and supplemental defined contribution mutual fund assets in the first nine months of 2018 compared to $3.9 million of investment gains in the first nine months of 2017. In addition, the Company reported foreign exchange gains of $0.9 million in the first nine months of 2018 compared to foreign exchange gains of $0.1 million in the first nine months of 2017. The Company also reported $0.5 million of net periodic pension cost in both the first nine months of 2018 and 2017.

The Company’s effective tax rate was 18.6 percent for the first nine months of 2018 compared to 26.2 percent for the first nine months of 2017.  The decrease was primarily attributable to a lower U.S. statutory tax rate of 21 percent in 2018 versus a rate of 35 percent in 2017.  This benefit was partially offset by certain unfavorable U.S. tax reform changes that became effective on January 1, 2018 (i.e. global intangible low taxed income, non-deductible executive compensation and the repeal of the domestic production activities deduction).  In addition, during the third quarter of 2018, the Company filed applications to automatically change certain tax accounting methods related to the 2017 tax year.  These method changes provided a favorable tax benefit that was partially offset by the negative tax impact recognized as a result of the Company’s plan to repatriate approximately $100 million of foreign cash in the fourth quarter of 2018.

Segment Results

	For the Nine Months Ended
(In thousands)	September 30,	September 30,	Increase	Percent
Net Sales	2018	2017	(Decrease)	Change
Surfactants	$1,062,708	$973,381	$89,327	9
Polymers	404,446	415,551	(11,105)	-3
Specialty Products	60,044	62,252	(2,208)	-4
Total Net Sales	$1,527,198	$1,451,184	$76,014	5

	For the Nine Months Ended
(In thousands)	September 30,	September 30,	Increase	Percent
Operating Income	2018	2017	(Decrease)	Change
Surfactants	$105,670	$92,080	$13,590	15
Polymers	53,783	63,884	(10,101)	-16
Specialty Products	6,543	7,711	(1,168)	-15
Segment Operating Income	$165,996	$163,675	$2,321	1
Corporate Expenses, Excluding Deferred Compensation and Restructuring	$46,645	$40,817	$5,828	14
Deferred Compensation Expense (Income)	4,971	5,263	(292)	-6
Business Restructuring	2,346	1,798	548	30
Total Corporate Expenses	$53,962	$47,878	$6,084	13
Total Operating Income	$112,034	$115,797	$(3,763)	-3
(1)

The 2017 segment and total operating income line items have been immaterially changed from the amounts originally reported as a result of the Company’s first quarter 2018 adoption of ASU No. 2017-07 Compensation-Retirement Benefits (Topic 715).

Surfactants

Surfactant net sales for the first nine months of 2018 increased $89.3 million, or nine percent, over net sales for the first nine months of 2017. Higher sales volume, increased selling prices, and the favorable effects of foreign currency translation positively impacted the year-over-year change in net sales by $62.6 million, $24.8 million and $1.9 million, respectively. Sales volume increased six percent year-over-year.  A year-over-year comparison of net sales by region follows:

	For the Nine Months Ended
(In thousands)	September 30, 2018	September 30, 2017	Increase (Decrease)	Percent Change
North America	$643,466	$582,148	$61,318	11
Europe	212,556	198,037	14,519	7
Latin America	156,827	143,305	13,522	9
Asia	49,859	49,891	(32)	0
Total Surfactants Segment	$1,062,708	$973,381	$89,327	9

Net sales for North American operations increased 11 percent year-over-year. Sales volume increased seven percent which favorably impacted the change in net sales by $43.4 million.  The sales volume growth was largely driven by higher sales volume of products used in laundry and cleaning, personal care, agricultural and oilfield applications.  Sales volumes of general surfactants to our distribution partners also increased.  Average selling prices increased three percent between years and positively impacted the year-over-year change in net sales by $17.5 million.  The increase in selling prices reflects the pass through of certain higher raw material costs to customers and a more favorable mix of sales. Foreign currency translation positively impacted the change in net sales by $0.4 million.  The foreign currency impact reflected a weaker U.S. dollar relative to the Canadian dollar.

Net sales for European operations increased seven percent due to the favorable effects of foreign currency translation and a two percent increase in sales volume.  These two items positively impacted the year-over-year change in net sales by $14.1 million and $4.2 million, respectively.  A weaker U.S. dollar relative to the British pound sterling and European euro led to the foreign currency translation effect.  Lower selling prices of two percent unfavorably impacted the year-over-year change in net sales by $3.8 million.

Net sales for Latin American operations increased nine percent due to higher selling prices and an eight percent increase in sales volume.  These two items accounted for $12.3 million and $11.8 million, respectively, of the year-over-year increase in net sales. The higher selling prices primarily reflect the pass through to customers of increased raw material costs.  The higher volume is mostly related to the Company’s first quarter acquisition in Ecatepec, Mexico partially offset by lower demand and lost commodity business in Brazil.  Foreign currency translation negatively impacted the year-over-year change in net sales by $10.6 million.  The foreign currency translation effect primarily reflects the year-over-year weakening of the Brazilian real and Mexican peso relative to the U.S. dollar.

Net sales for Asian operations were flat with prior year.  Asia recognized a five percent increase in sales volume which positively impacted the year-over-year change in net sales by $2.5 million.  The sales volume increase was mostly due to higher sales of general surfactants to our distribution partners.  The unfavorable effects of foreign currency translation and lower selling prices negatively impacted the net sales change by $1.9 million and $0.6 million, respectively.  The foreign currency impact primarily reflected a weaker Philippine peso relative to the U.S. dollar.

Surfactant operating income for the first nine months of 2018 increased $13.6 million, or 15 percent, over operating income for the first nine months of 2017.  Gross profit increased $17.1 million, primarily due to improved results for North American and European operations. Operating expenses increased $3.5 million, or five percent. Year-over-year comparisons of gross profit by region and total segment operating expenses and operating income follow:

	For the Nine Months Ended
(In thousands)	September 30, 2018	September 30, 2017	Increase (Decrease)	Percent Change
Gross Profit
North America	$122,537	$107,729	$14,808	14
Europe	24,060	18,018	6,042	34
Latin America	18,206	22,567	(4,361)	-19
Asia	13,031	12,434	597	5
Surfactants Segment Gross Profit	$177,834	$160,748	$17,086	11
Operating Expenses	72,164	68,668	3,496	5
Operating Income	$105,670	$92,080	$13,590	15
(1)

The 2017 North America gross profit and the total operating expenses line items have been immaterially changed from the amounts originally reported as a result of the Company’s first quarter 2018 adoption of ASU No. 2017-07 Compensation-Retirement Benefits (Topic 715).

Gross profit for North American operations increased 14 percent, or $14.8 million, between years primarily due to higher sales volumes and unit margins.  These items positively impacted the year-over-year change in gross profit by $8.0 million and $6.8 million, respectively.  The higher unit margins were primarily due to a more favorable customer and product mix.  Higher year-over-year sales of products used in laundry and cleaning, personal care, agricultural, and oilfield applications and products sold to our distribution partners contributed to the 2018 volume growth.

Gross profit for European operations increased 34 percent, or $6.0 million, year-over-year due to higher unit margins, the favorable effect of foreign currency translation and a two percent increase in sales volume.  These items favorably impacted the change in year-over-year gross profit by $4.0 million, $1.6 million and $0.4 million, respectively.

Gross profit for Latin American operations decreased 19 percent, or $4.4 million, year-over-year primarily due to lower unit margins and the negative impact of foreign currency translation.  These items unfavorably impacted the change in year-over-year gross profit by $4.3 million and $1.9 million, respectively.  The lower unit margins principally related to higher integration and start-up costs associated with the Company’s first quarter 2018 acquisition in Ecatepec, Mexico.  Sales volume growth of eight percent positively impacted current year gross profit by $1.8 million.  This growth primarily reflects the Company’s first quarter acquisition in Ecatepec, Mexico partially offset by lower demand and lost commodity business in Brazil.  The Ecatepec, Mexico acquisition had a slightly negative impact on Latin American gross profit for first nine months of 2018.

Gross profit for Asian operations increased five percent, or $0.6 million, largely due to a five percent increase in sales volume and higher year-over-year production volume in Singapore, which led to lower unit overhead costs.

Operating expenses for the Surfactant segment increased $3.5 million, or five percent, year-over-year. Most of this increase was due to higher consulting fees, bad debt expense, salaries and incentive-based compensation expense.

Polymers

Polymer net sales for the first nine months of 2018 decreased $11.1 million, or three percent, over net sales for the same period of 2017. Lower sales volumes and selling prices negatively impacted the year-over-year change in net sales by $11.1 million and $8.8 million, respectively.  The favorable effects of foreign currency translation positively impacted the year-over-year change in net sales by $8.8 million.  A year-over-year comparison of net sales by region follows:

	For the Nine Months Ended
(Dollars in thousands)	September 30, 2018	September 30, 2017	Increase (decrease)	Percent change
Net Sales
North America	$248,160	$251,291	$(3,131)	-1
Europe	132,592	142,265	(9,673)	-7
Asia and Other	23,694	21,995	1,699	8
Total Polymers Segment	$404,446	$415,551	$(11,105)	-3

Net sales for North American operations declined one percent primarily due to a sales volume decline of one percent and lower selling prices.  These items negatively impacted the year-over-year change in net sales by $2.3 million and $0.8 million, respectively.  Sales volume of polyols used in rigid foam applications was down mainly due to lost market share during the first half of the year.  Sales volume of specialty polyols increased year-over-year.

Net sales for European operations decreased seven percent primarily due to a seven percent decline in sales volume and lower selling prices which negatively impacted the year-over-year change in net sales by $9.5 million and $8.4 million, respectively.  The lower volume was principally due to customer inventory builds prior to end of 2017, the carryover effect of the 2017 MDI shortage and extended winter weather which delayed the start of construction projects.  The effects of foreign currency translation positively impacted the year-over-year change in net sales by $8.2 million.

Net sales for Asia and Other operations increased eight percent year-over-year primarily due a four percent increase in sales volume, the favorable effects of foreign currency translation and higher selling prices.  These items positively impacted the change in net sales by $0.9 million, $0.6 million and $0.2 million, respectively.

Polymer operating income for the first nine months of 2018 declined $10.1 million, or 16 percent, from operating income for the first nine months of 2017. Gross profit decreased $9.6 million, or 11 percent, primarily due to a three percent decline in sales volumes and lower unit margins.  Operating expenses were up two percent year-over-year. Year-over-year comparisons of gross profit by region and total segment operating expenses and operating income follow:

(In thousands)	September 30, 2018	September 30, 2017	Increase (Decrease)	Percent Change
Gross Profit and Operating Income
North America	$54,988	$61,684	$(6,696)	-11
Europe	19,520	23,249	(3,729)	-16
Asia and Other	845	41	804	NM
Polymers Segment Gross Profit	$75,353	$84,974	$(9,621)	-11
Operating Expenses	21,570	21,090	480	2
Polymers Segment Operating Income	$53,783	$63,884	$(10,101)	-16

(1)

The 2017 North America gross profit and the total operating expenses line items have been immaterially changed from the amounts originally reported as a result of the Company’s first quarter 2018 adoption of ASU No. 2017-07 Compensation-Retirement Benefits (Topic 715).

Gross profit for North American operations declined 11 percent year-over-year primarily due to lower unit margins and the one percent decline in sales volume.  These two items negatively impacted the year-over-year change in gross profit by $6.1 million and $0.6 million, respectively.

Gross profit for European operations declined 16 percent primarily due to lower unit sales margins arising from increased raw material costs that could not be entirely passed through to customers and the seven percent decline in sales volume.  These items negatively impacted the year-over-year change in gross profit by $3.4 million and $1.5 million, respectively.  The favorable impact of foreign currency translation positively impacted the year-over-year change in gross profit by $1.2 million.

Gross profit for Asia and Other operations improved $0.8 million primarily due to higher unit margins and the favorable impact of foreign currency translation.  These items positively impacted the year-over-year change in gross profit by $0.7 million and $0.1 million, respectively.

Specialty Products

Net sales for the first nine months of 2018 declined $2.2 million over net sales for the same period of 2017.  Sales volume was flat year-over-year.  Operating income decreased $1.2 million year-over-year principally due to a lower unit margins in the food and nutritional business and a less favorable product mix in the first nine months due to order timing differences in the pharmaceutical and flavoring businesses.

Corporate Expenses

Corporate expenses increased $6.1 million to $54.0 million for the first nine months of 2018 versus $47.9 million for the first nine months of 2017.  The increase was mostly attributable to higher 2018 employee separation costs, salaries and incentive-based compensation expense, employee relocation expense, legal expense and business restructuring expense.  Lower consulting fees incurred in 2018 versus 2017 partially offset the above increases.

Deferred compensation expense decreased $0.3 million, or six percent, between years. The lower expense in 2018 was primarily due to lower mutual fund expense incurred in the current year and fewer Company shares held in the deferred plan in 2018 versus 2017.  The following table presents the period-end Company common stock market prices used in the computation of deferred compensation expenses for the nine months ended September 30, 2018 and 2017:

	2018	2017		2016
	September 30	December 31	September 30	December 31
Company Common Stock Price	$87.01	$78.97	$83.66	$81.48

LIQUIDITY AND CAPITAL RESOURCES

Overview

For the nine months ended September 30, 2018, operating activities were a cash source of $96.2 million versus a source of $124.7 million for the comparable period in 2017. For the current year, investing activities were a use of $82.7 million, as compared to a use of $63.0 million in the prior year period, and financing activities were a use of $34.1 million, as compared to a use of $29.9 million in the prior year period. Cash and cash equivalents decreased by $24.9 million compared to December 31, 2017, including an unfavorable exchange rate impact of $4.3 million.

As of September 30, 2018, the Company’s cash and cash equivalents totaled $274.0 million. Cash in U.S. demand deposit accounts and money market funds totaled $64.7 million and $29.1 million, respectively  The Company’s non-U.S. subsidiaries held $180.2 million of cash outside the U.S. as of September 30, 2018.

Operating Activity

Net income increased by $4.1 million versus the comparable period in 2017. Working capital was a cash use of $62.6 million versus a use of $29.4 million for the comparable year-ago period.

Year-to-date accounts receivable were a use of $34.8 million compared to a use of $37.7 million for the comparable period in 2017. Inventories were a use of $21.6 million in 2018 versus a source of $14.8 million in 2017. Accounts payable and accrued liabilities were a use of $6.9 million in 2018 compared to a use of $5.9 million for the same period in 2017.

Working capital requirements were higher year-to-date, compared to the same period in 2017, primarily due to the changes noted above. The 2018 accounts receivable increase was primarily due to higher Surfactant sales volume and selling prices. The current year inventory increase was primarily due to higher quantities resulting from the first quarter 2018 acquisition in Ecatepec, Mexico and planned inventory builds in advance of the Company’s 2018 fourth quarter phthalic anhydride maintenance turnaround at the Company’s Millsdale, Illinois site.  It is management’s opinion that the Company’s liquidity is sufficient to provide for any additional increases in working capital requirements for the remainder of 2018.

Investing Activity

Cash used for investing activities increased by $19.7 million year-over-year. Cash used for investing activities year-to-date included capital expenditures of $62.9 million compared to $57.9 million for the comparable period last year. Other investing activities were a use of $19.8 million in 2018 versus a use of $5.1 million in 2017. The increase in other investing activities was primarily attributable to a use of $21.5 million cash related to the acquisition of BASF’s surfactant production facility in Ecatepec, Mexico and a portion of their related surfactant business during the first quarter of 2018.

For 2018, the Company estimates that total capital expenditures will range from $90 million to $100 million inclusive of infrastructure and optimization spending in the United States, Germany and Mexico.

Financing Activity

Cash used for financing activities was a use of $34.1 million in 2018 versus a use of $29.9 million in 2017.  The Company purchases shares of its common stock in the open market or from its benefit plans from time to time to fund its own benefit plans and also to mitigate the dilutive effect of new shares issued under its benefit plans.  The Company may, from time to time, seek to retire or purchase additional amounts of its outstanding equity and/or debt securities through cash purchases and/or exchanges for other securities, in open market purchases, privately negotiated transactions or otherwise, including pursuant to plans meeting the requirements of Rule 10b5-1 promulgated by the SEC.  Such repurchases or exchanges, if any, will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. For the nine months ended September 30, 2018, the Company purchased 179,995 shares in the open market and from its benefit plans at a total cost of $13.5 million.  At September 30, 2018, there were 520,275 shares remaining under the current share repurchase authorization.

Debt and Credit Facilities

Consolidated balance sheet debt decreased by $4.6 million during the first half of 2018 compared to December 31, 2017. Consolidated balance sheet debt was $286.2 million at September 30, 2018 versus $290.8 million at December 31, 2017. Net debt (which is defined as total debt minus cash – see the “Reconciliation of Non-GAAP Net Debt” section of this MD&A) increased by $20.3 million in the current year, from a negative $8.1 million to a positive $12.2 million, primarily due to a $24.9 million decrease of cash between December 31, 2017 and September 30, 2018.

As of September 30, 2018, the ratio of total debt to total debt plus shareholders’ equity was 26.9 percent compared to 28.2 percent at December 31, 2017. As of September 30, 2018, the ratio of net debt to net debt plus shareholders’ equity was 1.6 percent, compared to a negative 1.1 percent at December 31, 2017. At September 30, 2018, the Company’s debt included $283.3 million of unsecured private placement loans with maturities ranging from 2018 through 2027. These loans are the Company’s primary source of long-term debt financing and are supplemented by bank credit facilities to meet short and medium-term needs.

On January 30, 2018, the Company entered into a five year committed $350 million multi-currency revolving credit facility that matures on January 30, 2023 with a syndicate of banks. This revolving credit facility replaced the Company’s prior $125 million credit agreement. The Company’s outstanding Note Purchase Agreements were amended effective January 30, 2018 to make certain covenants consistent with those included in the revolving credit agreement. As of September 30, 2018, the Company had outstanding letters of credit totaling $5 million under the revolving credit agreement and no outstanding debt under the agreement.  There was $345 million available under the revolving credit agreement as of September 30, 2018.

The Company anticipates that cash from operations, committed credit facilities and cash on hand will be sufficient to fund anticipated capital expenditures, working capital, dividends and other planned financial commitments for the foreseeable future.

Certain foreign subsidiaries of the Company maintain short-term bank lines of credit in their respective local currencies to meet working capital requirements as well as to fund capital expenditure programs and acquisitions. At September 30, 2018, the Company’s foreign subsidiaries had outstanding debt of $3.0 million.

The Company has material debt agreements that require the maintenance of minimum interest coverage and minimum net worth. These agreements also limit the incurrence of additional debt as well as the payment of dividends and repurchase of treasury shares. As of September 30, 2018, testing for these agreements was based on the Company’s consolidated financial statements. Under the most restrictive of these debt covenants:

1.	The Company is required to maintain a minimum interest coverage ratio, as defined within the agreements, of 3.50 to 1.00, for the preceding four calendar quarters.

2.	The Company is required to maintain a maximum net leverage ratio, as defined within the agreements, not to exceed 3.50 to 1.00.

3.	The Company is required to maintain net worth of at least $325.0 million.
4.

The Company is permitted to pay dividends and purchase treasury shares after December 31, 2017, in amounts of up to $100.0 million plus 100 percent of net income and cash proceeds of stock option exercises, measured cumulatively beginning December 31, 2017. The maximum amount of dividends that could have been paid within this limitation is disclosed as unrestricted retained earnings in Note 13 to the condensed consolidated financial statements.

The Company believes it was in compliance with all of its loan agreements as of September 30, 2018.

ENVIRONMENTAL AND LEGAL MATTERS

The Company’s operations are subject to extensive federal, state and local environmental laws and regulations and similar laws in the other countries in which the Company does business.  Although the Company's environmental policies and practices are designed to ensure compliance with these laws and regulations, future developments and increasingly stringent environmental regulation may require the Company to make additional environmental expenditures.  The Company will continue to invest in the equipment and facilities necessary to comply with existing and future regulations.  For the nine months ended September 30, 2018 and 2017, the Company’s expenditures for capital projects related to the environment were $3.1 million and $1.8 million, respectively.  These projects are capitalized and depreciated over their estimated useful lives, which are typically 10 years.  Recurring costs associated with the operation and maintenance of facilities for waste treatment and disposal and managing environmental compliance in ongoing operations at the Company’s manufacturing locations were $21.1 million and $20.3 million for the nine months ended September 30, 2018 and 2017, respectively.

Over the years, the Company has received requests for information related to or has been named by the government as a potentially responsible party at a number of waste disposal sites where cleanup costs have been or may be incurred under CERCLA and similar state or foreign statutes.  In addition, damages are being claimed against the Company in general liability actions for alleged personal injury or property damage in the case of some disposal and plant sites.  The Company believes that it has made adequate provisions for the costs it may incur with respect to the sites and in other commercial disputes.  It is the Company’s accounting policy to record liabilities when environmental assessments and/or remedial efforts are probable and the cost or range of possible costs can be reasonably estimated.  When no amount within the range is a better estimate than any other amount, the minimum is accrued.  Some of the factors on which the Company bases its estimates include information provided by feasibility studies, potentially responsible party negotiations and the development of remedial action plans.  After partial remediation payments at certain sites, the Company has estimated a range of possible environmental and legal losses of $24.0 million to $45.5 million at September 30, 2018, compared to $24.2 million to $45.4 million at December 31, 2017.  At September 30, 2018, and December 31, 2017, the Company's accrued liability for such losses, which represented the Company’s best estimate within the estimated range of possible environmental and legal losses, was $24.0 million and $24.2 million, respectively.  Because the liabilities accrued are estimates, actual amounts could differ from the amounts reported. During the nine-month period ended September 30, 2018 and September 30, 2017, cash outlays related to legal and environmental matters approximated $1.0 million and $1.4 million, respectively.

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

OUTLOOK

The Company believes Surfactants will continue to benefit from its diversification efforts into functional products, new technologies, improved internal efficiencies and expanded sales into a broad customer base globally.  The Company believes Polymers will continue to benefit from the growing market for insulation materials despite margin challenges with the North American Polymer business.  The Company believes full year Specialty Product results should improve versus the prior year.  Overall, the Company remains optimistic about delivering full year earnings growth.

CRITICAL ACCOUNTING POLICIES

There have been no changes to the critical accounting policies disclosed in the Company’s 2017 Annual Report on Form 10-K with the exception of revenue recognition.  During the first quarter of 2018 the Company adopted ASU 2014-19 which changed the criteria for revenue recognition to the time when the Company satisfies its performance obligation by transferring control of product to a customer as compared to the “risk and rewards” criteria used in prior years.  Adoption of ASU 2014-19 did not have a material impact on the Company’s financial position as of September 30, 2018 or results of operations for the three and nine months ended September 30, 2018 and 2017.  See Note 12 for additional details.

RECONCILIATION OF NON-GAAP ADJUSTED NET INCOME AND DILUTED EARNINGS PER SHARE

	Three Months Ended September 30
(In millions, except per share amounts)	2018		2017
	Net Income	Diluted EPS	Net Income	Diluted EPS
Net Income Attributable to the Company as Reported	$22.2	$0.95	$21.9	$0.94

Deferred Compensation (Income) Expense (including related investment activity)	3.4	0.10	(1.2)	(0.06)
Business Restructuring	1.7	0.07	0.4	0.02
Cumulative Tax Effect on Above Adjustment Items	(1.3)	(0.01)	0.3	0.02
Adjusted Net Income	$26.0	$1.11	$21.4	$0.92

	Nine Months Ended September 30,
(In millions, except per share amounts)	2018		2017
	Net Income	Diluted EPS	Net Income	Diluted EPS
Net Income Attributable to the Company as Reported	$85.8	$3.68	$81.7	$3.50

Deferred Compensation (Income) Expense (including related investment activity)	3.5	0.15	1.6	0.07
Business Restructuring	2.3	0.10	1.8	0.08
Cumulative Tax Effect on Above Adjustment Items	(1.5)	(0.07)	(1.1)	(0.05)
Adjusted Net Income	$90.1	$3.86	$84.0	$3.60

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

Item 4 – Controls and Procedures

a.	Evaluation of Disclosure Controls and Procedures

We have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2018.  Based on this evaluation of our disclosure controls and procedures, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2018, such that the information required to be disclosed in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

b.	Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II OTHER INFORMATION

Item 1 – Legal Proceedings

There have been no material changes to the legal proceedings disclosed in the Company’s 2017 Annual Report on Form 10-K.

Item 1A – Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s 2017 Annual Report on Form 10-K.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Below is a summary by month of share purchase by the Company during the third quarter of 2018:

Month	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 2018	—			—	—
August 2018	17,585	(a)(b)	$89.11	—	—
September 2018	52		$89.05	—	—

Total	17,637		$89.11	—	—

(a)

Represents 16,833 shares of Company common stock purchased from the Company’s retirement plans and 752 shares of Company common stock tendered by employees to settle statutory withholding taxes related to the exercise of SARs.

(b)	Represents shares of Company common stock tendered by employees to settle statutory withholding taxes related to the exercise of SARs.

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Mine Safety Disclosures

Not applicable

Item 5 – Other Information

None

Item 6 – Exhibits

Exhibit No.		Description
10.1+	–

Separation Agreement and Release, dated as of September 16, 2018, by and between Stepan Company and Jennifer Ansboro Hale (filed with the Company’s Current report on Form 8-K filed on September 20, 2018 (File No. 001-4462) and incorporated herein by reference)

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

Date:  November 1, 2018

/s/ Luis Rojo
Luis Rojo
Vice President and Chief Financial Officer (Authorized Officer and Principal Financial Officer)