Form 10-Q
period 2019-03-31
STEPAN CO
filed 2019-05-07
CIK 94049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

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

(Address of principal executive offices)

Registrant’s telephone number (847) 446-7500

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $1 par value	SCL	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes   ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 24, 2019
Common Stock, $1 par value	22,613,951 Shares

Part I FINANCIAL INFORMATION

Item 1 - Financial Statements

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Unaudited

(In thousands, except per share amounts)	Three Months Ended March 31
	2019	2018 As Adjusted
Net Sales	$489,170	$499,335
Cost of Sales(1)	404,561	408,137
Gross Profit(1)	84,609	91,198
Operating Expenses:
Selling	13,969	14,890
Administrative	19,306	19,439
Research, development and technical services	13,390	13,614
Deferred compensation expense	7,473	1,614
	54,138	49,557
Business restructuring expenses (Note 17)	(733)	(358)
Operating Income(1)	29,738	41,283
Other Income (Expense):
Interest, net	(1,853)	(3,151)
Other, net (Note 16)	3,145	1,160
	1,292	(1,991)

Income Before Provision for Income Taxes(1)	31,030	39,292
Provision for Income Taxes(1)	6,052	7,347
Net Income(1)	24,978	31,945
Net Loss Attributable to Noncontrolling Interests (Note 3)	6	7
Net Income Attributable to Stepan Company(1)	$24,984	$31,952

Net Income Per Common Share Attributable to Stepan Company (Note 11):
Basic(1)	$1.08	$1.38
Diluted(1)	$1.07	$1.37

Shares Used to Compute Net Income Per Common Share Attributable to Stepan Company (Note 11):
Basic	23,099	23,082
Diluted	23,332	23,389

(1)

The 2018 amounts for the noted line items have been changed from the amounts originally reported as a result of the Company’s first quarter 2019 change in method of accounting for U.S. inventory valuation from the last in, first out (LIFO) basis to the first in, first out (FIFO) basis.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited

(In thousands)	Three Months Ended March 31
	2019	2018 As Adjusted
Net income(1)	$24,978	$31,945
Other comprehensive income :
Foreign currency translation adjustments(2) (Note 12)	3,707	8,817
Defined benefit pension adjustments, net of tax (Note 12)	543	753
Derivative instrument activity, net of tax (Note 12)	(2)	(3)
Total other comprehensive income	4,248	9,567
Comprehensive income(1)	29,226	41,512
Comprehensive income attributable to noncontrolling interests (Note 3)	(14)	(25)
Comprehensive income attributable to Stepan Company(1)	$29,212	$41,487

(1)

The 2018 amounts for the noted line items have been changed from the amounts originally reported as a result of the Company’s first quarter 2019 change in method of accounting for U.S. inventory valuation from LIFO to FIFO.

(2)	Includes foreign currency translation adjustments related to noncontrolling interest.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(Dollars in thousands)	March 31, 2019	December 31, 2018 As Adjusted
Assets
Current Assets:
Cash and cash equivalents	$269,459	$300,194
Receivables, net	298,932	280,025
Inventories(1) (Note 2)(Note 7)	215,028	231,528
Other current assets	24,717	22,146
Total current assets(1)	808,136	833,893
Property, Plant and Equipment:
Cost	1,679,669	1,666,790
Less: Accumulated depreciation	(1,074,309)	(1,057,898)
Property, plant and equipment, net	605,360	608,892
Goodwill, net	22,808	22,954
Other intangible assets, net	13,417	14,244
Long-term investments (Note 4)	25,615	25,082
Operating lease assets	40,332	—
Other non-current assets(1)	10,332	9,549
Total assets(1)	$1,526,000	$1,514,614
Liabilities and Equity
Current Liabilities:
Current maturities of long-term debt (Note 15)	$32,799	$37,058
Accounts payable	175,641	205,954
Accrued liabilities	87,008	95,570
Total current liabilities	295,448	338,582
Deferred income taxes(1)	24,158	24,961
Long-term debt, less current maturities (Note 15)	239,063	239,022
Non-current operating lease liabilities	31,361	—
Other non-current liabilities	103,749	103,864
Commitments and Contingencies (Note 9)
Equity:
Common stock, $1 par value; authorized 60,000,000 shares; Issued 26,440,690 shares in 2019 and 26,308,668 shares in 2018	26,441	26,309
Additional paid-in capital	185,911	182,881
Accumulated other comprehensive loss(2) (Note 12)	(142,580)	(141,483)
Retained earnings(1)(2)	861,773	837,107
Less: Common treasury stock, at cost, 3,826,739 shares in 2019 and 3,803,043 shares in 2018	(100,098)	(97,389)
Total Stepan Company stockholders’ equity(1)	831,447	807,425
Noncontrolling interests (Note 3)	774	760
Total equity(1)	832,221	808,185
Total liabilities and equity(1)	$1,526,000	$1,514,614

(1)

The 2018 amounts for the noted line items have been changed from the amounts originally reported as a result of the Company’s first quarter 2019 change in method of accounting for U.S. inventory valuation from LIFO to FIFO.

(2)

The 2019 amounts for the noted line items include an adjustment related to the Company’s first quarter 2019 adoption of ASU No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(In thousands)	Three Months Ended March 31
	2019	2018 As Adjusted
Cash Flows From Operating Activities
Net income(1)	$24,978	$31,945
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,403	19,948
Deferred compensation	7,473	1,614
Realized and unrealized gains on long-term investments	(2,404)	(97)
Stock-based compensation	2,596	2,232
Deferred income taxes(1)	(1,857)	756
Other non-cash items	1,443	31
Changes in assets and liabilities:
Receivables, net	(17,434)	(24,225)
Inventories(1)	16,231	(10,621)
Other current assets	(3,247)	(684)
Accounts payable and accrued liabilities	(42,279)	(19,518)
Pension liabilities	(392)	(116)
Environmental and legal liabilities	6	(225)
Deferred revenues	(81)	(81)
Net Cash Provided By Operating Activities	4,436	959
Cash Flows From Investing Activities
Expenditures for property, plant and equipment	(25,741)	(27,358)
Business acquisition (Note 18)	-	(21,475)
Other, net	2,037	1,781
Net Cash Used In Investing Activities	(23,704)	(47,052)
Cash Flows From Financing Activities
Revolving debt and bank overdrafts, net	(4,230)	79
Dividends paid	(5,643)	(5,092)
Company stock repurchased	(77)	(2,500)
Stock option exercises	1,890	3,155
Other, net	(2,718)	(4,395)
Net Cash Used In Financing Activities	(10,778)	(8,753)
Effect of Exchange Rate Changes on Cash	(689)	533
Net Decrease in Cash and Cash Equivalents	(30,735)	(54,313)
Cash and Cash Equivalents at Beginning of Period	300,194	298,894
Cash and Cash Equivalents at End of Period	$269,459	$244,581
Supplemental Cash Flow Information
Cash payments of income taxes, net of refunds/payments	$3,018	$3,345
Cash payments of interest	$2,131	$2,071
(1)

The 2018 amounts for the noted line items have been changed from the amounts originally reported as a result of the Company’s first quarter 2019 change in method of accounting for U.S. inventory valuation from LIFO to FIFO.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

Unaudited

1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements included herein have been prepared by Stepan Company (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate and make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company’s financial position as of March 31, 2019, and its results of operations and cash flows for the three months ended March 31, 2019 and 2018, have been included.  These financial statements and related footnotes should be read in conjunction with the financial statements and related footnotes included in the Company’s 2018 Annual Report on Form 10-K.

2.	CHANGE IN METHOD OF ACCOUNTING FOR INVENTORY VALUTION

On January 1, 2019, the Company elected to change its method of accounting for U.S. inventories from the LIFO basis to the FIFO basis. Total U.S. inventories accounted for using the LIFO cost flow assumption, prior to the accounting method change, comprised 68 percent of the Company’s total inventories as of December 31, 2018.  Non-U.S. inventories have historically been maintained on the FIFO basis. The Company believes that this change to the FIFO method of inventory valuation is preferable as it provides a better matching of costs with the physical flow of goods, more accurately reflects the current market value of inventory presented on the Company’s consolidated balance sheets, standardizes the Company’s inventory valuation methodology and improves comparability with the Company’s industry peers.

In accordance with ASC 250, Accounting Changes and Error Corrections, this change in method of accounting for U.S. inventories has been retrospectively applied to all prior periods presented herein.  Prior period financial statements and financial comparables have been adjusted to reflect what results would have been had the Company always used the FIFO method of inventory valuation for U.S. inventories. The cumulative effect on retained earnings for these changes was $23.7 million at December 31, 2018.

The following tables present the prior year financial statement line items that have been affected by the retrospective change in accounting principle:

Income Statement

(In thousands, except per share amounts)	Three Months Ended March 31, 2018
	As originally reported under LIFO	Effect of change	As adjusted under FIFO
Cost of Sales	$409,765	$(1,628)	$408,137
Gross Profit	89,570	1,628	91,198
Operating Income	39,655	1,628	41,283
Income Before Provision for Income Taxes	37,664	1,628	39,292
Provision for Income Taxes	6,948	399	7,347
Net Income	30,716	1,229	31,945
Net Income Attributable to Stepan Company	30,723	1,229	31,952
Net Income Per Diluted Common Share Attributable to Stepan Company	$1.31	$0.06	$1.37

Balance Sheet

(In thousands)	December 31, 2018
	As originally reported under LIFO	Effect of change	As adjusted under FIFO
Inventories	$200,165	$31,363	$231,528
Other Non-Current Assets	10,964	(1,415)	9,549
Total Assets	1,484,666	29,948	1,514,614
Deferred Income Taxes	$18,672	$6,289	$24,961
Retained Earnings	813,448	23,659	837,107
Total Liabilities and Equity	1,484,666	29,948	1,514,614

Statement of Cash Flows

(In thousands)	Three Months Ended March 31, 2018
	As originally reported under LIFO	Effect of change	As adjusted under FIFO
Net Income	$30,716	$1,229	$31,945
Deferred Income Taxes	357	399	756
Change in Assets and Liabilities:
Inventories	(8,993)	(1,628)	(10,621)

The following tables present what current year financial statement line items would have been had the Company not changed its method of accounting for U.S. inventories from LIFO to FIFO basis:

Income Statement

(In thousands, except per share amounts)	Three Months Ended March 31, 2019
	As reported under FIFO	Effect of change	As computed under LIFO
Cost of Sales	$404,561	$1,500	$406,061
Gross Profit	84,609	(1,500)	83,109
Operating Income	29,738	(1,500)	28,238
Income Before Provision for Income Taxes	31,030	(1,500)	29,530
Provision for Income Taxes	6,052	(368)	5,684
Net Income	24,978	(1,132)	23,846
Net Income Attributable to Stepan Company	24,984	(1,132)	23,852
Net Income Per Diluted Common Share Attributable to Stepan Company	$1.07	$(0.05)	$1.02

Balance Sheet

(In thousands)	March 31, 2019
	As reported under FIFO	Effect of change	As computed under LIFO
Inventories	$215,028	$(32,863)	$182,165
Other Non-Current Assets	10,332	1,483	11,815
Total Assets	1,526,000	(31,380)	1,494,620
Deferred Income Taxes	$24,158	$(6,589)	$17,569
Retained Earnings	861,773	(24,791)	836,982
Total Liabilities and Equity	1,526,000	(31,380)	1,494,620

Statement of Cash Flows

(In thousands)	Three Months Ended March 31, 2019
	As reported under FIFO	Effect of change	As computed under LIFO
Net Income	$24,978	$(1,132)	$23,846
Deferred Income Taxes	(1,857)	(368)	(2,225)
Change in Assets and Liabilities:
Inventories	16,231	1,500	17,731

3.	RECONCILIATIONS OF EQUITY

Below are reconciliations of total equity, Company equity and equity attributable to noncontrolling interests for the three months ended March 31, 2019 and 2018:

(In thousands, except share and per share amounts)	Total	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest (1)
Balance, December 31, 2018 (2)	$808,185	$26,309	$182,881	$(97,389)	$(141,483)	$837,107	$760

Issuance of 38,706 shares of common stock under stock option plan	1,890	39	1,851	—	—	—	—

Purchase of 900 shares of common stock	(77)	—	—	(77)	—	—	—

Stock-based and deferred compensation	(1,360)	93	1,179	(2,632)	—	—	—

Net income	24,978	—	—	—	—	24,984	(6)

Other comprehensive income	4,248	—	—	—	4,228	—	20

Cash dividends paid:
Common stock ($0.25 per share)	(5,643)	—	—	—	—	(5,643)	—

Other (3)	—	—	—	—	(5,325)	5,325	—
Balance, March 31, 2019	$832,221	$26,441	$185,911	$(100,098)	$(142,580)	$861,773	$774

(In thousands, except share and per share amounts)	Total	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest (1)
Balance, December 31, 2017 (2)	$766,218	$26,071	$170,408	$(78,561)	$(99,563)	$747,045	$818

Issuance of 77,474 shares of common stock under stock option plan	3,155	77	3,078	—	—	—	—

Purchase of 6,107 shares of common stock	(2,500)	—	—	(2,500)	—	—	—

Stock-based and deferred compensation	(1,136)	120	1,725	(2,981)	—	—	—

Net income (2)	31,945	—	—	—	—	31,952	(7)

Other comprehensive income	9,567	—	—	—	9,535	—	32

Cash dividends paid:
Common stock ($0.23 per share)	(5,092)	—	—	—	—	(5,092)

Other (4)	(198)	—	—	—	—	(198)	—
Balance, March 31, 2018	$801,959	$26,268	$175,211	$(84,042)	$(90,028)	$773,707	$843
(1)	Reflects the noncontrolling interest in the Company’s China joint venture.
(2)

The retained earnings and net income amounts for the noted line items have been changed from the amounts originally reported as a result of the Company’s first quarter 2019 change in method of accounting for U.S. inventory valuation from LIFO to FIFO.

(3)

Reflects beginning retained earnings adjustment as a result of the Company’s first quarter 2019 adoption of ASU No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.  See Note 19 for more details.

(4)

Reflects beginning retained earnings adjustment as a result of the Company’s first quarter 2018 adoption of ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.

4.	FAIR VALUE MEASUREMENTS

The following were the financial instruments held by the Company at March 31, 2019, and December 31, 2018, and the methods and assumptions used to estimate the instruments’ fair values:

Cash and cash equivalents

Carrying value approximated fair value because of the short maturity of the instruments.

Derivative assets and liabilities

Derivative assets and liabilities included the foreign currency exchange contracts discussed in Note 5.  Fair value and carrying value were the same because the contracts were recorded at fair value.  The fair values of the foreign currency contracts were calculated as the difference between the applicable forward foreign exchange rates at the reporting date and the contracted foreign exchange rates multiplied by the contracted notional amounts. See the table below that describes financial assets and liabilities measured on a recurring basis for the reported fair values of derivative assets and liabilities.

Long-term investments

Long-term investments included the mutual fund assets the Company held to fund a portion of its deferred compensation liabilities and all of its non-qualified supplemental executive defined contribution obligations (see the defined contribution plans section of Note 10).  Fair value and carrying value were the same because the mutual fund assets were recorded at fair value. Fair values for the mutual funds were calculated using the published market price per unit at the reporting date multiplied by the number of units held at the reporting date.  See the table that follows the financial instrument descriptions for the reported fair value of long-term investments.

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

At March 31, 2019, and December 31, 2018, the fair values and related carrying values of debt, including current maturities, were as follows (the fair value and carrying value amounts are presented without regard to unamortized debt issuance costs of $938,000 and $978,000 as of March 31, 2019 and December 31, 2018, respectively):

(In thousands)	March 31, 2019	December 31, 2018
Fair value	$272,625	$274,119
Carrying value	272,800	277,058

The following tables present financial assets and liabilities measured on a recurring basis at fair value as of March 31, 2019, and December 31, 2018, and the level within the fair value hierarchy in which the fair value measurements fall:

(In thousands)	March 2019	Level 1	Level 2	Level 3
Mutual fund assets	$25,615	$25,615	$—	$—
Derivative assets:
Foreign currency contracts	31	—	31	—
Total assets at fair value	$25,646	$25,615	$31	$—
Derivative liabilities:
Foreign currency contracts	$61	$—	$61	$—

(In thousands)	December 2018	Level 1	Level 2	Level 3
Mutual fund assets	$25,082	$25,082	$—	$—
Derivative assets:
Foreign currency contracts	185	—	185	—
Total assets at fair value	$25,267	$25,082	$185	$—
Derivative liabilities:
Foreign currency contracts	$10	$—	$10	$—

5.	DERIVATIVE INSTRUMENTS

The Company is exposed to certain risks relating to its ongoing business operations. The primary risk managed by the use of derivative instruments is foreign currency exchange risk.  The Company holds forward foreign currency exchange contracts that are not designated as any type of accounting hedge as defined by GAAP.  The Company uses these contracts to manage its exposure to exchange rate fluctuations on certain Company subsidiary cash, accounts receivable, accounts payable and other obligation balances that are denominated in currencies other than the entities’ functional currencies. The forward foreign exchange contracts are recognized on the balance sheet as either an asset or a liability measured at fair value. Gains and losses arising from recording the foreign exchange contracts at fair value are reported in earnings as offsets to the losses and gains reported in earnings arising from the re-measurement of the asset and liability balances into the applicable functional currencies. At March 31, 2019, and December 31, 2018, the Company had open forward foreign currency exchange contracts, all with durations of one to three months, to buy or sell foreign currencies with U.S. dollar equivalent amounts of $24,164,006 and $28,870,081, respectively.

The fair values of the derivative instruments held by the Company on March 31, 2019, and December 31, 2018, are disclosed in Note 4. Derivative instrument gains and losses for the three-month periods ended March 31, 2019 and 2018, were immaterial.  For amounts reclassified out of accumulated other comprehensive income (loss) (AOCI) into earnings for the three-month periods ended March 31, 2019 and 2018, see Note 12.

6.	STOCK-BASED COMPENSATION

On March 31, 2019, the Company had stock options, stock awards and stock appreciation rights (SARs) outstanding under its 2011 Incentive Compensation Plan. SARs granted prior to 2015 are cash-settled, and SARs granted after 2014 are stock-settled. Stock options and SARs granted prior to 2017 generally cliff vested after two years. Starting in 2017, stock options and SARs have a three-year graded vesting feature, with one-third of the awards vesting each year. The Company has elected the straight-line method of expense attribution for the stock options and SARs with the graded vesting feature.

Compensation expense recorded for all stock options, stock awards and SARs was as follows:

(In thousands)
Three Months Ended March 31
2019	2018
$2,596	$2,232

The quarter-over-quarter increase in stock-based compensation expense was primarily attributable to cash-settled SARs.  The quarterly increase in cash-settled SARs compensation expense reflects a larger rise in the market value of Company stock during the first quarter of 2019 versus the first quarter of 2018.  This increase was partially offset by a quarter-over-quarter decrease in stock-based compensation expense related to performance stock awards.

Unrecognized compensation costs for stock options, stock awards and SARs were as follows:

(In thousands)	March 31, 2019	December 31, 2018
Stock options	$2,935	$1,655
Stock awards	5,712	3,180
SARs	6,260	3,566

The increases in unrecognized compensation costs for stock options, stock awards and SARs reflected the 2019 grants of:

Shares
Stock options	67,628
Stock awards (at target)	41,528
SARs	146,613

The unrecognized compensation costs at March 31, 2019, are expected to be recognized over weighted-average periods of 2.2 years for stock options, stock awards and SARs.

7.	INVENTORIES

The composition of inventories at March 31, 2019, and December 31, 2018, was as follows:

(In thousands)	March 31, 2019	December 31, 2018 As Adjusted
Finished goods	$154,758	$163,617
Raw materials	60,270	67,911
Total inventories	$215,028	$231,528

Effective January 1, 2019, the Company elected to change its method of accounting for U.S. inventories from the LIFO basis to the FIFO basis. Non-U.S. inventories have historically been maintained on the FIFO basis. Prior period financial statements have been adjusted to reflect what results would have been had the Company always used the FIFO method of inventory valuation for U.S. inventories.  See Note 2 for additional details.

8.	LEASES

The Company adopted ASU No. 2016-02, Leases (Topic 842), on January 1, 2019. This new accounting standard requires a dual approach for lessee accounting whereby a lessee accounts for lease arrangements as either finance leases or operating leases. The lease classification affects the pattern of expense recognition in the income statement. The most significant impact of adopting ASU No. 2016-02, Leases (Topic 842) is that a lessee is now required to recognize a “right-of-use” (ROU) asset and corresponding lease liability for operating lease agreements. ROU assets represent a right to use an underlying asset for the lease term and lease liabilities represent an obligation to make lease payments arising from the lease. Operating leases are expensed on a straight-line basis over the life of the lease beginning on the date the Company takes possession of the property.

As the Company elected to apply the standard at adoption as allowed under ASU No. 2018-11, the Company did not retrospectively adjust prior periods presented. The Company elected the practical expedient to not separate non-lease components from lease components for all asset classes and the practical expedient which permits a Company to not reassess prior conclusions about lease identification, lease classifications and initial direct costs. The Company did not elect the use-of-hindsight or the practical expedient pertaining to land easements, the latter not being applicable to the Company. In addition, the Company made an accounting policy election to keep leases with an initial term of 12 months or less off the balance sheet.  Upon adoption of ASC 842, the Company recognized $42.4 million of ROU assets and related operating lease liabilities on its balance sheet.  There was no cumulative catch-up adjustment made to beginning retained earnings.

Significant judgments used by the Company to determine whether a contract is or contains a lease include: (i) determining whether any explicitly or implicitly identified assets have been identified in the contract and (ii) determining whether the Company obtains substantially all of the economic benefits from the use of the underlying asset and directs how and for what purpose the asset is used during the term of the contract.

The Company’s operating leases are primarily comprised of railcars, real estate, storage tanks, autos, trailers and manufacturing/office equipment. Railcars and real estate comprise approximately 49 percent and 36 percent, respectively, of the Company’s consolidated ROU asset balance. With the exception of real estate, typical lease terms range from one to ten years. Real estate lease terms typically range from one to fifty years. The Company’s two principal real estate leases relate to land leases in the Philippines and Singapore. The Company is not currently party to any leases that have not commenced but that have created significant rights and obligations for the Company.

Variability associated with the Company’s lease obligations typically relates to: (i) additional charges based on usage (i.e. railcar mileage in excess of a specified amount) and, (ii) periodic increases associated with Consumer Price Index (“CPI”) changes (i.e. land rental payments). Appropriate CPI indexes at the inception of a lease are reflected in the Company’s lease liability balances whereas variability based on usage is typically excluded from lease liability amounts. Some of the Company’s leases include options to extend the lease term but these are typically not recognized as part of the ROU asset or lease liability at inception unless it is reasonably certain the renewal option will be exercised. Determining whether a renewal option is reasonably certain to be exercised requires judgment based on the existing facts and circumstances as well as expectations about future business needs. Renewal options are typically re-assessed within one year or less prior to lease termination when the Company is able to more accurately forecast future business needs. Some of the Company’s lease contracts include options to terminate leases early but these are typically not considered unless it is reasonably certain the early termination option will be exercised. The Company’s leases do not typically carry any residual value guarantees and typically payment is not considered probable when such guarantees are included in the contract.

Initial implementation of ASU No. 2016-02, Leases (Topic 842) did not impact compliance with any of the Company’s debt-covenants nor is it expected to in the future. The majority of the Company’s debt agreements contain language that excludes the impact of any new GAAP accounting change.

As most of the Company’s leases do not provide an implicit borrowing rate, the Company uses its incremental borrowing rate (IBR) based on the information available at the commencement date in determining the present value of lease payments. IBRs were specifically determined for the United States, the Philippines, Singapore and China, typically for five-year increments. The U.S. IBR was used for all other countries as the leases in these countries are not material. The total value of leases that reside in the four countries identified above represents approximately 93 percent of the Company’s consolidated ROU asset balance.

(In thousands)	March 31, 2019
Lease Cost
Operating lease cost	$2,688
Short-term lease cost	970
Variable lease cost	348
Total lease cost	$4,006
Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$2,696
Right-of-use assets obtained in exchange for new operating lease liabilities	294
Weighted-average remaining lease term-operating leases	9 Years
Weighted-average discount rate-operating leases	3.9%

(In thousands)
Undiscounted Cash Flows:
2019 (excluding the three months ended March 31, 2019)	$7,870
2020	9,192
2021	6,427
2022	5,317
2023	4,145
Subsequent to 2023	17,231
Total Undiscounted Cash Flows	$50,182
Less: Imputed interest	(9,846)
Present value	$40,336
Current operating lease liabilities (1)	8,975
Non-current operating lease liabilities	31,361
Total lease liabilities	$40,336

(1)	This item is included in Accrued liabilities line on the Company’s Condensed Consolidated Balance Sheet.

ASC 840 Disclosure

As required in transition, the table below summarizes the Company’s future minimum lease payments at December 31, 2018 under ASC 840.

(In thousands)
Year
2019	$9,740
2020	8,294
2021	6,027
2022	5,242
2023	4,101
Subsequent to 2023	16,593
Total minimum future rental payments	$49,997

9.	CONTINGENCIES

There are a variety of legal proceedings pending or threatened against the Company that occur in the normal course of the Company’s business, the majority of which relate to environmental matters. Some of these proceedings may result in fines, penalties, judgments or costs being assessed against the Company at some future time. The Company’s operations are subject to extensive local, state and federal regulations, including the U.S. Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) and the Superfund amendments of 1986 (Superfund) as well as comparable regulations applicable to the Company’s foreign locations. Over the years, the Company has received requests for information related to or has been named by the government authorities as a potentially responsible party (PRP) at a number of sites where cleanup costs have been or may be incurred under CERCLA and similar state statutes.  In addition, damages are being claimed against the Company in general liability actions for alleged personal injury or property damage in the case of some disposal and plant sites. The Company believes that it has made adequate provisions for the costs it is likely to incur with respect to these sites.

As of March 31, 2019, the Company estimated a range of possible environmental and legal losses of $23.4 million to $44.7 million. Within the range of possible environmental and legal losses, currently management has concluded that there are no amounts within the ranges that are more likely to occur than any other amounts in the ranges and, thus, has accrued at the lower end of the ranges; that accrual totaled $23.4 million at both March 31, 2019 and December 31, 2018. Cash expenditures related to legal and environmental matters approximated $0.2 million for each of the three-month periods ended March 31, 2019 and 2018.

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

Following are summaries of the material contingencies at March 31, 2019:

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

D’Imperio Property Site

During the mid-1970’s, Jerome Lightman and the Lightman Drum Company disposed of hazardous substances at several sites in New Jersey. The Company was named as a PRP in a lawsuit in the U.S. District Court for the District of New Jersey that involved the D’Imperio Property Site located in New Jersey. In 2016, the PRPs were provided with updated remediation cost estimates, which were considered in the Company’s determination of its range of estimated possible losses and liability balance. The changes in range of possible losses and liability balance were immaterial. Remediation work is continuing at this site. Based on current information, the Company believes that its recorded liability is reasonable having considered the range of estimated cost of remediation for the D’Imperio site. Depending on the ultimate cost of the remediation at this site, the amount for which the Company is liable could differ from the current estimates.

Wilmington Site

The Company is currently contractually obligated to contribute to the response costs associated with the Company’s formerly-owned site in Wilmington, Massachusetts. Remediation at this site is being managed by its current owner, to whom the Company sold the property in 1980. Under the agreement, once total site remediation costs exceed certain levels, the Company is obligated to contribute up to five percent of future response costs associated with this site with no limitation on the ultimate amount of contributions. The Company has paid the current owner $2.7 million for the Company’s portion of environmental response costs through March 31, 2019. The Company has recorded a liability for its portion of the estimated remediation costs for the site. Depending on the ultimate cost of the remediation at this site, the amount for which the Company is liable could differ from the current estimates.

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

Other U.S. Sites

Through the regular environmental monitoring of its plant production sites, the Company discovered levels of chemical contamination that were above thresholds allowed by law at two of its U.S plants. The Company voluntarily reported its results to the applicable state environmental agencies. As a result, the Company is required to perform self-remediation of the affected areas. In the fourth quarter of 2016, the Company recognized a charge for the estimated cost of remediating the sites. Based on current information, the Company believes that its recorded liability for the remediation of the affected areas is appropriate based on estimate of expected costs. However, actual costs could differ from current estimates.

10.	POSTRETIREMENT BENEFIT PLANS

Defined Benefit Pension Plans

The Company sponsors various funded qualified and unfunded non-qualified defined benefit pension plans, the most significant of which cover employees in the U.S. and U.K. locations. The U.S. and U.K. defined benefit pension plans are frozen and service benefits are no longer being accrued.

Components of Net Periodic Benefit Cost

	UNITED STATES		UNITED KINGDOM
(In thousands)	Three Months Ended March 31		Three Months Ended March 31
	2019	2018	2019	2018
Interest cost	$1,661	$1,539	$142	$148
Expected return on plan assets	(2,361)	(2,321)	(201)	(231)
Amortization of net actuarial loss	652	937	63	57
Net periodic benefit cost	$(48)	$155	$4	$(26)

Employer Contributions

U.S. Plans

As a result of pension funding relief provisions included in the Highway and Transportation Funding Act of 2014, the Company is not required to make contributions to the funded U.S. qualified defined benefit plans. Approximately $312,000 is expected to be paid related to the unfunded non-qualified plans in 2019. Of such amount, $143,000 had been paid related to the non-qualified plans as of March 31, 2019.

U.K. Plan

The Company’s U.K. subsidiary expects to contribute approximately $476,000 to its defined benefit pension plan in 2019. Of such amount, $173,000 had been contributed to the plan as of March 31, 2019.

Defined Contribution Plans

The Company sponsors retirement savings defined contribution plans that cover eligible U.S. and U.K. employees. The Company’s U.S. retirement plans include two qualified plans, one of which is a 401(k) plan and one of which is an employee stock ownership plan, and one non-qualified supplemental executive plan. In the three months ended March 31, 2019 and 2018, the Company made profit sharing contributions into the qualified retirement plans for U.S. employees and for certain non-U.S. employees. Profit sharing contributions were determined using a formula applied to Company earnings. In 2018, profit sharing contributions for U.S. employees, who received the majority of profit sharing contributions, were made partly in cash paid to the 401(k) plan and partly in Company common stock. In 2019, profit sharing contributions were made in Company common stock. Profit sharing contributions are allocated to participant accounts on the basis of participant base earnings.

Defined contribution plan expenses for the Company’s qualified contribution plans were as follows:

(In thousands)	Three Months Ended March 31
	2019	2018
Retirement savings contributions	$2,409	$1,757
Profit sharing contributions	882	942
Total defined contribution plan expenses	$3,291	$2,699

The Company has a rabbi trust to fund the obligations of its non-qualified supplemental executive defined contribution plans (supplemental plans). The trust comprises various mutual fund investments selected by the participants of the supplemental plans. In accordance with the accounting guidance for rabbi trust arrangements, the assets of the trust and the obligations of the supplemental plans are reported on the Company’s consolidated balance sheets. The Company elected the fair value option for the mutual fund investment assets so that offsetting changes in the mutual fund values and defined contribution plan obligations would be recorded in earnings in the same period. Therefore, the mutual funds are reported at fair value with any subsequent changes in fair value recorded in the consolidated statements of income. The liabilities related to the supplemental plans increase (i.e., supplemental plan expense is recognized) when the value of the trust assets appreciates and decrease when the value of the trust assets declines (i.e., supplemental plan income is recognized). At March 31, 2019, the balance of the trust assets was $1,677,000, which equaled the balance of the supplemental plan liabilities (see the long-term investments section in Note 4 for further information regarding the Company’s mutual fund assets).

11.	EARNINGS PER SHARE

Below are the computations of basic and diluted earnings per share for the three months ended March 31, 2019 and 2018:

(In thousands, except per share amounts)	Three Months Ended March 31
	2019	2018 As Adjusted
Computation of Basic Earnings per Share
Net income attributable to Stepan Company (1)	$24,984	$31,952
Weighted-average number of common shares outstanding	23,099	23,082
Basic earnings per share (1)	$1.08	$1.38

Computation of Diluted Earnings per Share
Net income attributable to Stepan Company (1)	$24,984	$31,952
Weighted-average number of shares outstanding	23,099	23,082
Add weighted-average net shares from assumed exercise of options (under treasury stock method) (2)	92	119
Add weighted-average net shares related to unvested stock awards (under treasury stock method)	3	2
Add weighted-average net shares from assumed exercise of SARs (under treasury stock method) (2)	108	122
Add weighted-average contingently issuable net shares related to performance stock awards (under treasury stock method)	30	64
Weighted-average shares applicable to diluted earnings	23,332	23,389
Diluted earnings per share (1)	$1.07	$1.37
(1)

The 2018 amounts for the noted line items have been changed from the amounts originally reported as a result of the Company’s first quarter 2019 change in method of accounting for U.S. inventory valuation from LIFO to FIFO.

(2) Options/SARs to acquire 214,241 and 2,807 shares of Company common stock were excluded from the computations of diluted earnings per share for the three months ended March 31, 2019 and March 31, 2018, because the effect of including the instruments would have been antidilutive.

12.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

In conjunction with the adoption of ASU 2018-02, the Company reclassified $5,325,000 of other comprehensive loss, associated with post retirement plans, from accumulated other comprehensive loss to retained earnings effective January 1, 2019.  Below is the change in the Company’s AOCI balance by component (net of income taxes) for the three months ended March 31, 2019 and 2018:

(In thousands)	Foreign Currency Translation Adjustments	Defined Benefit Pension Plan Adjustments	Cash Flow Hedge Adjustments	Total
Balance at December 31, 2017	$(70,561)	$(29,093)	$91	$(99,563)
Other comprehensive income before reclassifications	8,785	—	—	8,785
Amounts reclassified from AOCI	—	753	(3)	750
Net current-period other comprehensive income	8,785	753	(3)	9,535
Balance at March 31, 2018	$(61,776)	$(28,340)	$88	$(90,028)

Balance at December 31, 2018	$(108,481)	$(33,083)	$81	$(141,483)
Other comprehensive income before reclassifications	3,687	—	—	3,687
Amounts reclassified from AOCI	—	543	(2)	541
Reclassification adjustment related to the Tax Act (1)	—	(5,325)	—	(5,325)
Net current-period other comprehensive income	3,687	(4,782)	(2)	(1,097)
Balance at March 31, 2019	$(104,794)	$(37,865)	$79	$(142,580)

(1)

Represents reclassification of the stranded tax effects resulting from the U.S. Tax Cuts and Jobs Act (Tax Act) from accumulated other comprehensive income (loss) to retained earnings in accordance with ASU 2018-02. See Note 19 for more details.

Information regarding the reclassifications out of AOCI for the three month periods ended March 31, 2019 and 2018, is displayed below:

(In thousands)	Amount Reclassified from AOCI (a)
AOCI Components	Three Months Ended March 31		Affected Line Item in Consolidated Statements of Income
	2019	2018
Amortization of defined benefit pension actuarial losses	$(715)	$(994)	(b)
	172	241	Tax benefit
	$(543)	$(753)	Net of tax
Gains and losses on cash flow hedges:
Foreign exchange contracts	2	3	Cost of sales
	2	3	Total before tax
	—	—	Tax benefit
	$2	$3	Net of tax
Total reclassifications for the period	$(541)	$(750)	Net of tax

(a)	Amounts in parentheses denote expense to statement of income.
(b)	This component of accumulated other comprehensive income is included in the computation of net periodic benefit cost (see Note 10 for additional details).

13.	SEGMENT REPORTING

The Company has three reportable segments: Surfactants, Polymers and Specialty Products. Net sales by segment for the three months ended March 31, 2019 and 2018, were as follows:

(In thousands)	Three Months Ended March 31
	2019	2018
Segment Net Sales
Surfactants	$349,650	$358,940
Polymers	120,179	121,933
Specialty Products	19,341	18,462
Total	$489,170	$499,335

Segment operating income and reconciliations of segment operating income to consolidated income before income taxes for the three months ended March 31, 2019 and 2018, are summarized below:

(In thousands)	Three Months Ended March 31
	2019	2018 As Adjusted
Segment Operating Income
Surfactants (1)	$37,167	$41,468
Polymers (1)	12,105	17,305
Specialty Products	3,131	(350)
Segment operating income (1)	52,403	58,423
Business restructuring	(733)	(358)
Unallocated corporate expenses (2)	(21,932)	(16,782)
Consolidated operating income (1)	29,738	41,283
Interest expense, net	(1,853)	(3,151)
Other, net	3,145	1,160
Consolidated income before income taxes (1)	$31,030	$39,292

(1)  The 2018 amounts for the noted line items have been changed from the amounts originally reported as a result of the Company’s first quarter 2019 change in method of accounting for U.S. inventory valuation from LIFO to FIFO.

(2)

Unallocated corporate expenses primarily comprise corporate administrative expenses (e.g., corporate finance, legal, human resources, information systems, deferred compensation and environmental remediation) that are not included in segment operating income and not used to evaluate segment performance.

14.	REVENUE FROM CONTRACTS WITH CUSTOMERS

In the majority of instances the Company deems a contract with a customer to exist when a purchase order is received from a customer for a specified quantity of product or products and the Company acknowledges receipt of such purchase order. In some instances the Company has entered into manufacturing supply agreements with customers but these agreements typically do not bind a customer to any purchase volume requirements and thus an obligation is not created until the customer submits a purchase order to the Company.  The Company’s contracts typically have a single performance obligation that is satisfied at the time a product is shipped and control passes to the customer.  For a small portion of the business, performance obligations are deemed satisfied when product is delivered to a customer location.

As of March 31, 2019, the Company did not have any contract assets or contract liabilities. A contract liability would typically arise when an advance or deposit is received from a customer before the Company recognizes revenue. In practice, this is extremely rare as it would require a customer to make a payment prior to a performance obligation being satisfied. If such a situation did arise the Company would maintain a deferred revenue liability until the time a performance obligation has been satisfied. The Company did not recognize any revenue in the current period from any pre-existing contract liability balance.

The tables below provides a geographic disaggregation of net sales for the three months ended March 31, 2019 and 2018. The Company’s business segmentation by geographic region most effectively captures the nature and economic characteristics of the Company’s revenue streams impacted by economic factors.

	For the Three Months Ended March 31, 2019
(In thousands)
	Surfactants	Polymers	Specialty	Total
Geographic Market
North America	$214,297	$71,323	$16,025	$301,645
Europe	71,478	42,105	3,316	116,899
Latin America	50,812	197	—	51,009
Asia	13,063	6,554	—	19,617
Total	$349,650	$120,179	$19,341	$489,170

	For the Three Months Ended March 31, 2018
(In thousands)
	Surfactants	Polymers	Specialty	Total
Geographic Market
North America	$220,405	$73,474	$14,814	$308,693
Europe	78,371	41,784	3,648	123,803
Latin America	41,688	827	—	42,515
Asia	18,476	5,848	—	24,324
Total	$358,940	$121,933	$18,462	$499,335

15.	DEBT

At March 31, 2019, and December 31, 2018, debt comprised the following:

(In thousands)	Maturity Dates	March 31, 2019	December 31, 2018
Unsecured private placement notes
3.95% (net of unamortized debt issuance cost of $349 and $360 for 2019 and 2018, respectively)	2021-2027	$99,651	$99,640
3.86% (net of unamortized debt issuance cost of $333 and $347 for 2019 and 2018, respectively)	2019-2025	99,667	99,653
4.86% (net of unamortized debt issuance cost of $176 and $186 for 2019 and 2018, respectively)	2019-2023	46,253	46,243
5.88% (net of unamortized debt issuance cost of $80 and $85 for 2019 and 2018, respectively)	2019-2022	22,777	22,772
Debt of foreign subsidiaries
Unsecured bank debt, foreign currency	2019	3,514	7,772
Total debt		$271,862	$276,080
Less current maturities		32,799	37,058
Long-term debt		$239,063	$239,022

The Company has a committed $350,000,000 multi-currency revolving credit agreement that expires on January 30, 2023.   The Company maintains standby letters of credit under its workers’ compensation insurance agreements and for other purposes, as needed from time to time, which are issued under the revolving credit agreement. As of March 31, 2019, the Company had outstanding letters of credit totaling $5,271,000 and no outstanding debt under this agreement. There was $344,729,000 available under the revolving credit agreement as of March 31, 2019.

The Company’s loan agreements contain provisions which, among others, require maintenance of certain financial ratios and place limitations on additional debt, investments and payment of dividends. Based on the loan agreement provisions that place limitations on dividend payments, unrestricted retained earnings (i.e., retained earnings available for dividend distribution) were $235,249,000 and $214,101,000 at March 31, 2019 and December 31, 2018, respectively.

16.	OTHER, NET

Other, net in the consolidated statements of income included the following:

(In thousands)	Three Months Ended March 31
	2019	2018
Foreign exchange gains	$600	$1,053
Investment income	97	139
Realized and unrealized gains on investments	2,404	97
Net periodic benefit cost	44	(129)
Other, net	$3,145	$1,160

17.	BUSINESS RESTRUCTURING

In the first quarter of 2019, the Company approved a plan to close its Specialty Products office in the Netherlands and eliminate five positions from the site’s supply chain, quality control and research and development areas.  This planned reduction in positions was made to better align the number of personnel with current business requirements and reduce costs at the site.  As a result, severance and early lease termination expenses of $396,000 and $79,000, respectively, were recognized during the first quarter of 2019.

During the third quarter of 2018, the Company approved a plan to shut down Surfactant operations at its German plant site. As of March 31, 2019, an aggregate of $1,591,000 shut down related expense has been recognized at the site.  This aggregate expense is comprised of $1,404,000 of asset and spare part write downs recognized in 2018 and $187,000 of decommissioning costs recognized in the first quarter of 2019.  Decommissioning costs associated with the shutdown are expected to continue throughout the remainder of 2019.

In the fourth quarter of 2017, the Company approved a plan to restructure a portion of its Fieldsboro, New Jersey production facility.  As a result, the Company recorded $915,000 of restructuring expense which reflected termination benefits for select plant employees.  In the first quarter of 2019, the Company recognized a $251,000 favorable adjustment to the amount of termination benefits initially recorded.

In May 2016, the Company announced plans to shut down its Longford Mills, Ontario, Canada (Longford Mills) manufacturing facility, a part of the Surfactant reportable segment, by December 31, 2016. The shutdown plan was implemented to improve the Company’s asset utilization in North America and to reduce the Company’s fixed cost base. Manufacturing operations of the Longford Mills plant ceased by the end of 2016, and production of goods manufactured at the facility was transferred to other Company North American production sites. Decommissioning of the assets is expected to continue throughout 2019. As of March 31, 2019, $6,346,000  of aggregate restructuring expense has been recognized, reflecting $1,594,000 of termination benefits for approximately 30 employees and $4,752,000  for other expenses, principally site decommissioning costs.

Below is a reconciliation of the December 31, 2018 and the March 31, 2019 restructuring liabilities:

(In thousands)	Termination Benefits	Other Expense	Total
Restructuring liability at December 31, 2018	$260	$83	$343
Expense recognized	—	322	322
Amounts paid	(79)	(322)	(401)
Foreign currency translation	6	2	8
Restructuring liability at March 31, 2019	$187	$85	$272

18.	ACQUISITION

2018 Acquisition

On March 26, 2018, the Company through a subsidiary in Mexico closed on a previously announced agreement with BASF Mexicana, S.A.DE C.V. (BASF) to acquire their surfactants production facility in Ecatepec, Mexico and a portion of their associated surfactants business. The facility is located close to Mexico City and has over 50,000 metric tons of capacity, 124,000 square footage of warehouse space, a large laboratory and office space. The acquired assets and business are included in the Company’s Surfactants segment. The purchase price of the acquisition was $22,852,000 and was paid with cash on hand. The primary assets acquired were land, buildings, machinery and equipment and inventory. The acquisition was accounted for as a business combination, and, accordingly, the assets acquired were measured and recorded at their estimated fair values. No intangible assets were identified as part of the acquisition.  The following table summarizes the assets acquired as a result of the acquisition:

(In thousands)
Assets:
Property, plant and equipment	$14,464
Inventory	5,687
Value-added tax receivables	2,701
Total assets acquired	$22,852

The acquired business had minimal impact on the Company’s 2018 financial results.

19.	RECENT ACCOUNTING PRONOUNCEMENTS

In February 2016, the Financial Accounting Standards Board (FASB) issued ASU No. 2016-2, Leases (Topic 842). This guidance requires a dual approach for lessee accounting whereby a lessee will account for lease arrangements with terms greater than 12 months as either finance leases or operating leases. Both finance leases and operating leases are recognized on the lessee’s balance sheet as right-of-use assets and corresponding lease liabilities, with differing methodologies for income statement recognition. In addition, the ASU requires expanded qualitative and quantitative disclosures about the Company’s lease arrangements. This guidance is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2018. The most significant impact of ASU No. 2016-2, Leases (Topic 842) is that a lessee is required to recognize a “right-of-use” asset and corresponding lease liability for operating leases agreements. The Company adopted the new lease standard on January 1, 2019 by recognizing lease assets and the corresponding lease liabilities. The adoption of these guidelines did not have an impact on retained earnings, the Company’s results of operations or cash flows, but it did have a material impact on specific balance sheet line items. See Note 8 – Leases for more details.

In January 2017, the FASB issued ASU No. 2017-4, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates Step 2 from the goodwill impairment test. When an indication of impairment was identified after performing the first step of the goodwill impairment test, Step 2 required that an entity determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) using the same procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Under the amendments in ASU No. 2017-4, an entity would perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying value. An entity would recognize an impairment charge for the amount by which the carrying value exceeds the reporting unit’s fair value. In addition, an entity must consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The Company is required to adopt the amendments in ASU No. 2017-4 for its annual, or any interim, goodwill impairment tests in fiscal years beginning after December 15, 2019. It is not expected that the adoption of the guidance in ASU No. 2017-4 will have a material effect on the Company’s financial position, results of operations or cash flows.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220):  Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which permits a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act. Consequently, the update eliminates the stranded tax effects resulting from the Tax Act and should improve the usefulness of information reported to financial statement users. However, because the amendments only relate to the reclassification of the income tax effects of the Tax Act, the underlying guidance that requires that the effects of the change in tax laws or rates be included in income from continuing operations is not affected. The amendments in this update also require certain disclosures about stranded tax effects.  This update is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company adopted this guidance and recorded a $5,325,000 adjustment to the opening balance of retained earnings with the corresponding offset to AOCI. See Note 12 – Accumulated Other Comprehensive Income (Loss) for more details.

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

Such risks, uncertainties and other important factors, include, among others, the risks, uncertainties and factors set forth under “Part I-Item IA. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 inclusive of: (a) the risks and uncertainties related to accidents, unplanned production shutdowns or disruptions in any of the Company’s manufacturing facilities; (b) global competition and the Company’s ability to successfully compete; (c) volatility of raw material, natural gas and electricity costs as well as any disruption in their supply; (d) disruptions in transportation or significant changes in transportation costs; (e) reduced demand for Company products due to customer product reformulations or new technologies; (f) the Company’s ability to make acquisitions of suitable candidates and successfully integrate acquisitions; (g) the Company’s ability to keep and protect its intellectual property rights; (h) international business risks, including fluctuations in currency exchange rates, legal restrictions and taxes; (i) potentially adverse tax consequences due to the international scope of the Company’s operations; (j) compliance with anti-corruption, environmental, health and safety and product registration laws; (k) the Company’s ability to operate within the limitations of its debt covenants; (l) downgrades to the Company’s credit ratings or disruptions to the Company’s ability to access well-functioning capital markets; (m) downturns in certain industries and general economic downturns; (n) conflicts, military actions, terrorist attacks and general instability, particularly in certain energy-producing nations, along with increased security regulations; (o) cost overruns, delays and miscalculations in capacity needs with respect to the Company’s expansion or other capital projects; (p) interruption of, damage to or compromise of the Company’s IT systems and failure to maintain the integrity of customer, colleague or Company data; (q) unfavorable resolution of litigation against the Company; (r) and the Company’s ability to retain its executive management and other key personnel.

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

Overview

The Company produces and sells intermediate chemicals that are used in a wide variety of applications worldwide. The overall business comprises three reportable segments:

•

Surfactants – Surfactants, which accounted for 71 percent of Company consolidated net sales for the first quarter of 2019, are principal ingredients in consumer and industrial cleaning products such as detergents for washing clothes, dishes, carpets, floors and walls, as well as shampoos and body washes. Other applications include fabric softeners, germicidal quaternary compounds, lubricating ingredients, emulsifiers for spreading agricultural products and industrial applications such as latex systems, plastics and composites. Surfactants are manufactured at five sites in the United States, two European sites (United Kingdom and France), five Latin American sites (one site in Colombia and two sites in both Brazil and Mexico) and two Asian sites (Philippines and Singapore). Recent significant events include:

o

During January of 2019 the Company’s plant in Ecatepec, Mexico experienced a sulfonation equipment failure that contributed to a $2.3 million site operating loss in the first quarter of 2019. The Company’s insurance provider has acknowledged this incident is a covered event and the Company is pursuing insurance recovery for damaged equipment, incremental supply chain expenses and business interruption.  This plant, and a portion of its related surfactant business, was acquired from BASF in March 2018 (see Note 18, Acquisition, for additional details).

o

During the fourth quarter of 2018, the Company shut down Surfactant operations at its plant site in Germany.  The Company ceased Surfactant production at this site to further reduce its fixed cost base, refocus Surfactant resources on higher margin end markets and allow for select assets to be repurposed to support future polyol growth.  Decommissioning costs associated with the shutdown are expected to be incurred throughout 2019 (see Note 17, Business Restructuring, for additional details).

o

In 2016, the Company shut down its production facility in Canada, moving the production of goods previously manufactured in Canada to other Company North American production sites. Manufacturing operations at the facility ceased in the fourth quarter of 2016 but decommissioning activities were incurred in 2017 and 2018 and will continue throughout 2019 (see Note 17, Business Restructuring, for additional details).

•

Polymers – Polymers, which accounted for 25 percent of consolidated net sales for the first quarter of 2019, include polyurethane polyols, polyester resins and phthalic anhydride. Polyurethane polyols are used in the manufacture of rigid foam for thermal insulation in the construction industry and are also a base raw material for coatings, adhesives, sealants and elastomers (collectively, CASE products). Powdered polyester resins are used in coating applications. CASE and powdered polyester resins are collectively referred to as specialty polyols. Phthalic anhydride is used in unsaturated polyester resins, alkyd resins and plasticizers for applications in construction materials and components of automotive, boating and other consumer products. In addition, the Company uses phthalic anhydride internally in the production of polyols. In the United States, polyurethane polyols and phthalic anhydride are manufactured at the Company’s Millsdale, Illinois, site and specialty polyols are manufactured at the Company’s Columbus, Georgia, site. In Europe, polyurethane polyols are manufactured by the Company’s subsidiary in Germany, and specialty polyols are manufactured by the Company’s Poland subsidiary. In China, polyurethane polyols and specialty polyols are manufactured at the Company’s Nanjing, China, plant.

•

Specialty Products – Specialty products, which accounted for four percent of consolidated net sales for the first quarter of 2019, include flavors, emulsifiers and solubilizers used in food, flavoring, nutritional supplement and pharmaceutical applications. Specialty products are primarily manufactured at the Company’s Maywood, New Jersey, site and, in some instances, at outside contractors.

o

During the first quarter of 2019 the Company approved a plan to close its Specialty Product office in the Netherlands and eliminate five positions from the site’s supply chain, quality control and research and development areas.   This planned reduction in positions was made to better align the number of personnel with current business requirements and reduce costs at the site (see Note 17, Business Restructuring, for additional details).

Change in Accounting Principle

During the first quarter of 2019 the Company elected to change its method of accounting for U.S. inventory valuation from the LIFO basis to the FIFO basis. Non-U.S. inventories have historically been maintained on the FIFO basis. The Company believes that this change to the FIFO method of inventory valuation is preferable as it provides a better matching of costs with the physical flow of goods, more accurately reflects the current market value of inventory presented on the Company’s consolidated balance sheet, standardizes the Company’s inventory valuation methodology and improves comparability with the Company’s industry peers. The Company has retrospectively applied this change to its prior year financial statement comparables. See Note 2, Change in Method of Accounting for Inventory Valuation, for additional details.

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

	Income (Expense)
	For the Three Months Ended March 31
(In millions)	2019	2018	Change
Deferred Compensation (Operating expenses)	$(7.5)	$(1.6)	$(5.9)	(1)
Realized/Unrealized Gains on Investments (Other, net)	2.3	0.1	2.2
Investment Income (Other, net)	0.1	0.1	—
Pretax Income Effect	$(5.1)	$(1.4)	$(3.7)

(1)	See the Segment Results-Corporate Expenses section of this MD&A for details regarding the quarter-over-quarter change in deferred compensation expense.

Effects of Foreign Currency Translation

The Company’s foreign subsidiaries transact business and report financial results in their respective local currencies. As a result, foreign subsidiary income statements are translated into U.S. dollars at average foreign exchange rates appropriate for the reporting period. Because foreign exchange rates fluctuate against the U.S. dollar over time, foreign currency translation affects period-to-period comparisons of financial statement items (i.e., because foreign exchange rates fluctuate, similar period-to-period local currency results for a foreign subsidiary may translate into different U.S. dollar results). The following table presents the effects that foreign currency translation had on the period-over-period changes in consolidated net sales and various income statement line items for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31
				(Decrease)
(In millions)	2019	2018	(Decrease)	Due to Foreign Translation
Net Sales	$489.2	$499.3	$(10.1)	$(16.2)
Gross Profit	84.6	91.2	(6.6)	(2.2)
Operating Income	29.7	41.3	(11.6)	(1.1)
Pretax Income	31.0	39.3	(8.3)	(1.1)
(1)

The 2018 gross profit, operating income and pretax income line items have been changed from the amounts originally reported as a result of the Company’s first quarter 2019 change in method of accounting for U.S. inventory valuation from LIFO to FIFO.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2019 and 2018

Summary

Net income attributable to the Company for the first quarter of 2019 decreased 22 percent to $25.0 million, or $1.07 per diluted share, from $39 million, or $1.44 per diluted share, for the first quarter of 2018. Adjusted net income decreased nine percent to $30.6 million, or $1.31 per diluted share, from $33.6 million, or $1.44 per diluted share in 2018 (see the “Reconciliation of Non-GAAP Adjusted Net Income and Diluted Earnings per Share” section of this MD&A for a reconciliation between reported net income attributable to the Company and related earnings per diluted share and non-GAAP adjusted net income and related earnings per diluted share). Below is a summary discussion of the major factors leading to the quarter-over-quarter changes in net sales, profits and expenses.  A detailed discussion of segment operating performance for the first quarter of 2019 compared to the first quarter of 2018 follows the summary.

Consolidated net sales decreased $10.2 million, or two percent, between quarters. Consolidated sales volume increased three percent, which had a $15.8 million favorable impact on the quarter-over-quarter change in net sales. Sales volume increased for each of the three segments.  Foreign currency translation negatively impacted the quarter-over-quarter change in net sales by $16.2 million.

The unfavorable foreign currency translation impact reflected a stronger U.S. dollar against all currencies for countries where the Company has foreign operations. Lower average selling prices unfavorably impacted the quarter-over-quarter change in net sales by $9.8 million.  The decrease in average selling prices was primarily due to the pass through of lower raw material costs.

Operating income for the first quarter of 2019 decreased $11.5 million, or 28 percent, compared to operating income for the first quarter of 2018. Most of this decline was related to higher deferred compensation expense which increased $5.9 million quarter-over-quarter. Operating income for the Polymer and Surfactant segments declined $5.2 million and $4.3 million, respectively. Specialty Product operating income improved $3.5 million. Business restructuring expenses were $0.4 million higher in the current year quarter and corporate expenses (excluding deferred compensation and business restructuring expense) declined by $0.7 million. Foreign currency translation had a $1.1 million unfavorable effect on quarter-over-quarter consolidated operating income.

Operating expenses (including deferred compensation and business restructuring expense) increased $5.0 million, or ten percent, between quarters. Changes in the individual income statement line items that comprise the Company’s operating expenses were as follows:

•	Selling expenses decreased $0.9 million, or six percent, quarter-over-quarter primarily due to lower bad debt provision expense in 2019.

•	Administrative expenses decreased $0.1 million, or one percent, quarter-over-quarter.

•	Research, development and technical service (R&D) expenses decreased $0.2 million, or two percent, quarter-over-quarter.

•

Deferred compensation expense increased $5.9 million, quarter-over-quarter, primarily due to a $13.52 per share increase in the market price of Company common stock in the first quarter 2019 compared to a $4.21 per share increase in the first quarter of 2018.  See the Overview and Segment Results-Corporate Expenses sections of this MD&A for further details.

•

Business restructuring charges totaled $0.7 million in the first quarter of 2019 versus $0.4 million in 2018. The 2019 restructuring charges were primarily comprised of severance and office shutdown expenses related to the Specialty Product restructuring efforts ($0.5 million) and ongoing decommissioning costs associated with the Company’s manufacturing facility in Canada that ceased operations in the fourth quarter of 2016 ($0.3 million). The 2018 restructuring charges related solely to decommissioning costs associated with the Canadian plant closure.

Net interest expense for the first quarter of 2019 decreased $1.3 million, or 41 percent, from net interest expense for the same quarter of last year primarily due to debt principal repayments and higher U.S. interest income.

Other, net was $3.1 million of income for the first quarter of 2019 compared to $1.2 million of income for the same period of 2018. The Company recognized $2.5 million of investment income (including realized and unrealized gains and losses) for the Company’s deferred compensation and supplemental defined contribution mutual fund assets in the first quarter of 2019 compared to $0.2 million of income in last year’s first quarter. In addition, the Company reported foreign exchange gains of $0.6 million in the first quarter of 2019 versus $1.1 million of foreign exchange gains in the first quarter of 2018.  The Company also reported $0.2 million of lower net periodic pension cost expense in the first quarter of 2019 versus the prior year.

The Company’s effective tax rate was 19.5 percent for the first quarter of 2019 compared to 18.7 percent for the first quarter of 2018. The quarter-over-quarter increase was primarily attributable to: (i) the non-recurrence of a favorable 2018 tax benefit from nontaxable foreign interest income, and; (ii) a less favorable geographic mix of income in the first quarter of 2019 versus the first quarter of 2018.

Segment Results

	For the Three Months Ended
(Dollars in thousands)	March 31,	March 31,	Increase	Percent
Net Sales	2019	2018	(Decrease)	Change
Surfactants	$349,650	$358,940	$(9,290)	-3
Polymers	120,179	121,933	(1,754)	-1
Specialty Products	19,341	18,462	879	5
Total Net Sales	$489,170	$499,335	$(10,165)	-2

	For the Three Months Ended
(Dollars in thousands)	March 31,	March 31,	Increase	Percent
Operating Income	2019	2018(1)	(Decrease)	Change
Surfactants	$37,167	$41,468	$(4,301)	-10
Polymers	12,105	17,305	(5,200)	-30
Specialty Products	3,131	(350)	3,481	NM
Segment Operating Income	$52,403	$58,423	$(6,020)	-10
Corporate Expenses, Excluding Deferred Compensation and Restructuring	14,459	15,168	(709)	-5
Deferred Compensation Expense	7,473	1,614	5,859	363
Business Restructuring	733	358	375	105
Total Operating Income	$29,738	$41,283	$(11,545)	-28
(1)

The 2018 segment and total operating income line items have been changed from the amounts originally reported as a result of the Company’s first quarter 2019 change in method of accounting for U.S. inventory valuation from LIFO to FIFO.

Surfactants

Surfactants net sales for the first quarter of 2019 decreased $9.3 million, or three percent, over net sales for the first quarter of 2018. The unfavorable impact of foreign currency translation and lower selling prices negatively impacted the quarter-over-quarter change in net sales by $10.6 million and $9.5 million, respectively. A three percent increase in sales volume favorably impacted the change in net sales by $10.8 million. A quarter-over-quarter comparison of net sales by region follows:

	For the Three Months Ended
(Dollars in thousands)	March 31,	March 31,	Increase	Percent
Net Sales	2019	2018	(Decrease)	Change
North America	$214,297	$220,405	$(6,108)	-3
Europe	71,478	78,371	(6,893)	-9
Latin America	50,812	41,688	9,124	22
Asia	13,063	18,476	(5,413)	-29
Total Surfactants Segment	$349,650	$358,940	$(9,290)	-3

Net sales for North American operations decreased three percent between quarters. Lower selling prices and the unfavorable effect of foreign currency translation negatively impacted the quarter-over-quarter change in net sales by $7.3 million and $0.3 million, respectively. Selling prices decreased three percent mostly due to the pass through of lower raw material costs to customers. The foreign currency impact reflected a stronger U.S. dollar relative to the Canadian dollar. Sales volume growth of one percent positively impacted net sales by $1.5 million. This sales volume increase reflected higher demand within the functional product end markets partially offset by lower demand for products sold to our distribution partners.

Net sales for European operations decreased nine percent between quarters. The unfavorable impact of foreign currency translation and a two percent decline in sales volume negatively impacted the quarter-over-quarter change in net sales by $5.5 million and $1.7 million, respectively.  A stronger U.S. dollar against the European euro and British pound sterling led to the foreign currency translation effect.  The lower sales volume resulted from the Company’s decision to cease Surfactant production at its German plant site during the fourth quarter of 2018.  Lower sales of products used in laundry and cleaning and personal care applications were partially offset by higher demand for products used in agricultural end markets.  Selling prices increased slightly and favorably impacted the quarter-over-quarter change in net sales by $0.3 million.

Net sales for Latin American operations increased 22 percent, primarily due to a 24 percent increase in sales volume and higher selling prices. These two items accounted for $9.8 million and $3.8 million, respectively, of the quarter-over-quarter change in net sales. The higher volume was mostly related to the Company’s 2018 first quarter acquisition in Ecatepec, Mexico. Foreign currency translation negatively impacted the quarter-over-quarter change in net sales by $4.5 million. The quarter-over-quarter strengthening of the U.S. dollar against the Brazilian real, Mexican peso and the Colombian peso generated the unfavorable foreign currency effect.

Net sales for Asian operations declined 29 percent primarily due to lower average selling prices, lower sales volume and the unfavorable impact of foreign currency translation. These items unfavorably impacted the quarter-over-quarter change in net sales by $3.0 million, $2.2 million and $0.2 million, respectively. The lower selling prices primarily reflect less favorable product mix. Sales volume declined 12 percent mostly due to lower sales of products used in laundry and cleaning applications and lower demand for products sold to our distribution partners.

Surfactants operating income for the first quarter of 2019 decreased $4.3 million, or 10 percent, over operating income for the first quarter of 2018.  Gross profit declined $4.8 million quarter-over-quarter. Operating expenses decreased $0.5 million, or two percent. Quarter-over-quarter comparisons of gross profit by region and total segment operating expenses and operating income follow:

	For the Three Months Ended
(Dollars in thousands)	March 31, 2019	March 31, 2018(1)	Increase (Decrease)	Percent Change
Gross Profit and Operating Income
North America	$43,084	$45,354	$(2,270)	-5
Europe	10,438	9,376	1,062	11
Latin America	3,514	5,420	(1,906)	-35
Asia	3,942	5,591	(1,649)	-29
Surfactants Segment Gross Profit	$60,978	$65,741	$(4,763)	-7
Operating Expenses	23,811	24,273	(462)	-2
Surfactants Segment Operating Income	$37,167	$41,468	$(4,301)	-10

(1)

The 2018 North America gross profit and the total surfactants segment operating income line items have been changed from the amounts originally reported as a result of the Company’s first quarter 2019 change in method of accounting for U.S. inventory valuation from LIFO to FIFO.

Gross profit for North American operations decreased five percent, or $2.3 million, quarter-over-quarter primarily due to lower unit margins. Lower unit margins negatively impacted the quarter-over-quarter change in gross profit by $2.6 million.  Sales volume grew one percent and positively impacted the change in gross profit by $0.3 million. Higher sales of products into our functional product end markets offset lower sales to our distribution partners.

Gross profit for European operations increased 11 percent, or $1.1 million, between quarters primarily due to lower overhead costs and improved product mix resulting from the Company’s decision to cease Surfactant production at its German plant site during the fourth quarter of 2018.  Higher unit margins favorably impacted the quarter-over-quarter change in gross profit by $2.1 million. The unfavorable impact of foreign currency translation and a two percent decline in sales volume negatively impacted the current year quarter by $0.8 million and $0.2 million, respectively.

Gross profit for Latin American operations decreased 35 percent, or $1.9 million, quarter-over-quarter. This decrease was primarily due to a sulfonation equipment failure at the Company’s Ecatepec, Mexico facility in January 2019. Higher freight costs were incurred to supply product from other Company locations resulting in lower unit margins. Lower unit margins negatively impacted the quarter-over-quarter change in gross profit by $2.5 million. The unfavorable impact of foreign currency translation negatively impacted the current year quarter by $0.7 million. A 24 percent increase in sales volume, principally driven by the first quarter 2018 acquisition in Ecatepec, Mexico favorably impacted the quarter-over-quarter change in gross profit by $1.3 million.

Gross profit for Asia operations decreased 29 percent, or $1.6 million, between quarters largely due to lower unit margins and lower sales volumes.  These items negatively impacted 2019 gross profit by $1.0 million and $0.6 million, respectively. The lower unit margins primarily resulted from lower production throughput which led to higher unit overhead costs.

Operating expenses for the Surfactants segment decreased $0.5 million, or two percent, quarter-over-quarter.

Polymers

Polymers net sales for the first quarter of 2019 decreased $1.8 million, or one percent, versus net sales for the same period of 2018. The unfavorable impact of foreign currency translation and lower selling prices negatively impacted the quarter-over-quarter change in net sales by $5.3 million and $0.6 million, respectively. A three percent increase in sales volume positively impacted the quarter-over-quarter change in net sales by $4.1 million. A quarter-over-quarter comparison of net sales by region follows:

	For the Three Months Ended
(Dollars in thousands)	March 31	March 31	Increase	Percent
Net Sales	2019	2018	(decrease)	change
North America	$71,323	$73,474	$(2,151)	-3
Europe	42,105	41,784	321	1
Asia and Other	6,751	6,675	76	1
Total Polymers Segment	$120,179	$121,933	$(1,754)	-1

Net sales for North American operations declined three percent due to lower selling prices and a one percent decline in sales volume. These two items negatively impacted the quarter-over-quarter change in net sales by $1.3 million and $0.9 million, respectively. The pass through of lower raw material costs contributed to the lower selling prices. The slight decline in total sales volume reflects lower phthalic anhydride and specialty polyols volume that were mostly offset by ten percent growth of polyols used in rigid foam applications.

Net sales for European operations increased one percent. A nine percent increase in sales volume and higher selling prices positively impacted the quarter-over-quarter change in net sales by $3.9 million and $1.2 million, respectively. The unfavorable impact of foreign currency translation negatively impacted the quarter-over-quarter change in net sales by $4.8 million.

Net sales for Asia and Other operations increased one percent quarter over quarter primarily due to a 14 percent increase in sales volume. This sales volume growth positively impacted the quarter-over-quarter change in net sales by $0.9 million. The unfavorable impact of foreign currency translation and lower selling prices negatively impacted the quarter-over-quarter change in net sales by $0.5 million and $0.3 million, respectively.

Polymers operating income for the first quarter of 2019 declined $5.2 million, or 30 percent, from operating income for the first quarter of 2018. Gross profit decreased $5.2 million, or 21 percent, primarily due to reduced margins, the negative impact of foreign currency translation and the non-recurrence of a $2.1 million class action settlement received in the first quarter of 2018. Operating expenses were flat quarter-over-quarter. Quarter-over-quarter comparisons of gross profit by region and total segment operating expenses and operating income follow:

	For the Three Months Ended
(Dollars in thousands)	March 31, 2019	March 31, 2018(1)	Increase (Decrease)	Percent Change
Gross Profit and Operating Income
North America	$12,966	$18,567	$(5,601)	-30
Europe	5,609	5,964	(355)	-6
Asia and Other	648	(145)	793	-547
Polymers Segment Gross Profit	$19,223	$24,386	$(5,163)	-21
Operating Expenses	7,118	7,081	37	1
Polymers Segment Operating Income	$12,105	$17,305	$(5,200)	-30

(1)

The 2018 North America gross profit and total operating income line items have been changed from the amounts originally reported as a result of the Company’s first quarter 2019 change in method of accounting for U.S. inventory valuation from LIFO to FIFO.

Gross profit for North American operations declined 30 percent quarter-over-quarter primarily due to the non-recurrence of a $2.1 million class action settlement received in the first quarter of 2018 and lower unit margins. The decline in margins reflected the consumption of higher priced year-end inventories carried to guard against potential winter supply disruptions

Gross profit for European operations decreased six percent primarily due to the negative impact of foreign currency translation and slightly reduced margins. These items negatively impacted the quarter-over-quarter change in gross profit by $0.6 million and $0.4 million, respectively. The lower unit margins were primarily related to higher unit overhead costs resulting from a planned first quarter 2019 maintenance shutdown in Germany.  Sales volume growth of nine percent positively impacted the quarter-over-quarter change in gross profit by $0.6 million.

Gross profit for Asia and Other operations improved $0.8 million primarily due to sales volume growth of 14 percent quarter-over-quarter.

Specialty Products

Net sales for the first quarter of 2019 increased $0.9 million, or five percent, from net sales for the first quarter of 2018. Sales volume was up 15 percent versus the prior year. Operating income increased $3.5 million quarter-over-quarter primarily due to the higher sales volume which was mostly attributable to favorable order timing differences within the flavor business.

Corporate Expenses

Corporate expenses, which include deferred compensation, business restructuring and other operating expenses that are not allocated to the reportable segments, increased $5.5 million between quarters. Corporate expenses were $22.7 million in the first quarter of 2019 versus $17.1 million in 2018. This increase was primarily attributable to higher deferred compensation expense ($5.9 million) and business restructuring expense ($0.4 million) in 2019. These items were partially offset by the non-recurrence of prior year costs associated with the Company’s 2018 first quarter acquisition in Mexico.

The $5.9 million increase in quarter-over-quarter deferred compensation expense was primarily due to a $13.52 per share increase in the market price of Company common stock in the first quarter of 2019 compared to a $4.21 per share increase for the first quarter of 2018. The following table presents the quarter-end Company common stock market prices used in the computation of deferred compensation expenses for the three months ended March 31, 2019 and 2018:

	2019	2018		2017
	March 31	December 31	March 31	December 31
Company Common Stock Price	$87.52	$74.00	$83.18	$78.97

LIQUIDITY AND CAPITAL RESOURCES

Overview

For the three months ended March 31, 2019, operating activities were a cash source of $4.4 million versus a cash source of $1.0 million for the comparable period in 2018. For the current year period, investing cash outflows totaled $23.7 million versus a cash outflow of $47.1 million in the prior year period. Financing activities were a use of $10.8 million versus a use of $8.8 million in the prior year period. Cash and cash equivalents decreased by $30.8 million compared to December 31, 2018, inclusive of an unfavorable exchange rate impact of $0.7 million.

At March 31, 2019, the Company’s cash and cash equivalents totaled $269.5 million.  Cash in U.S. money market funds, deposit accounts and a certificate of deposit totaled $82.0 million, $53.0 million and $40.0 million, respectively.  The Company’s non-U.S. subsidiaries held $94.5 million of cash outside the U.S. as of March 31, 2019.

Operating Activity

Net income decreased by $7.0 million versus the comparable period in 2018. Working capital was a cash use of $46.8 million versus a use of $55.1 million for the comparable year-ago period.

Year-to-date accounts receivable were a use of $17.4 million compared to a use of $24.2 million for the comparable period in 2018. Inventories were a source of $16.2 million in 2019 versus a use of $10.6 million in 2018. Accounts payable and accrued liabilities were a use of $42.3 million in 2019 compared to a use of $19.5 million for the same period in 2018.

Working capital requirements were lower year-to-date, compared to the same period in 2018, due to the changes noted above.  The 2019 accounts receivables cash usage primarily reflects higher sales quantities. The current year inventory source of cash reflects lower quantities and prices. The current year accounts payable and accrued liabilities cash usage reflects lower quantities purchased and prices.  It is management’s opinion that the Company’s liquidity is sufficient to provide for potential increases in working capital requirements during 2019.

Investing Activity

Cash used for investing activities decreased by $23.3 million year-over-year. In the first quarter of 2018, the Company acquired BASF’s production facility in Ecatepec, Mexico that consumed $21.5 million of cash. Cash used for capital expenditures was $25.7 million in the first quarter of 2019 versus $27.4 million in the comparable prior year period.

For 2019, the Company estimates that total capital expenditures will range from $110 million to $130 million inclusive of infrastructure and optimization spending in the United States, Germany and Mexico.

Financing Activity

Cash used for financing activities was $10.8 million in 2019 versus $8.8 million in 2018.

The Company purchases shares of its common stock in the open market or from its benefit plans from time to time to fund its own benefit plans and also to mitigate the dilutive effect of new shares issued under its benefit plans. The Company may, from time to time, seek to retire or purchase additional amounts of its outstanding equity and/or debt securities through cash purchases and/or exchanges for other securities, in open market purchases, privately negotiated transactions or otherwise, including pursuant to plans meeting the requirements of Rule 10b5-1 promulgated by the SEC. Such repurchases or exchanges, if any, will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. In the three months ended March 31, 2019, the Company purchased 900 shares on the open market (at a total cost of $77,000).  At March 31, 2019, there were 493,387 shares remaining under the current share repurchase authorization.

Debt and Credit Facilities

Consolidated balance sheet debt decreased by $4.2 million during the first quarter of 2019 compared to December 31, 2018.  Consolidated balance sheet debt was $271.9 million at March 31, 2019 versus $276.1 million at December 31, 2018.  Net debt (which is defined as total debt minus cash – see the “Reconciliation of Non-GAAP Net Debt” section of this MD&A) increased by $26.5 million in the first quarter of 2019, from a negative $24.1 million to a positive $2.4 million, primarily due to a $30.7 million cash reduction resulting from higher working capital requirements.

As of March 31, 2019, the ratio of total debt to total debt plus shareholders’ equity was 32 percent compared to 34 percent at December 31, 2018. As of March 31, 2019, the ratio of net debt to net debt plus shareholders’ equity was zero percent compared to a negative three percent at December 31, 2018.

On January 30, 2018, the Company entered into a five year committed $350 million multi-currency revolving credit facility that matures on January 30, 2023 with a syndicate of banks.  This revolving credit facility replaced the Company’s prior $125 million credit agreement.  The credit agreement allows the Company to make unsecured borrowings, as requested from time to time, to finance working capital needs, permitted acquisitions, capital expenditures and for general corporate purposes. This unsecured facility is the Company’s primary source of short-term borrowings. As of March 31, 2018, the Company had outstanding letters of credit totaling $5.3 million under the revolving credit agreement and no borrowings, with $344.7 million remaining available.

The Company anticipates that cash from operations, committed credit facilities and cash on hand will be sufficient to fund anticipated capital expenditures, working capital, dividends and other planned financial commitments for the foreseeable future.

Certain foreign subsidiaries of the Company maintain short-term bank lines of credit in their respective local currencies to meet working capital requirements as well as to fund capital expenditures and acquisitions. At March 31, 2019, the Company’s foreign subsidiaries had outstanding debt of $3.5 million.

The Company has material debt agreements that require the maintenance of minimum interest coverage and minimum net worth. These agreements also limit the incurrence of additional debt as well as the payment of dividends and repurchase of treasury shares. As of March 31, 2019, testing for these agreements was based on the Company’s consolidated financial statements. Under the most restrictive of these debt covenants:

1.	The Company is required to maintain a minimum interest coverage ratio, as defined within the agreements, of 3.50 to 1.00, for the preceding four calendar quarters.

2.	The Company is required to maintain a maximum net leverage ratio, as defined within the agreements, not to exceed 3.50 to 1.00.

3.	The Company is required to maintain net worth of at least $325.0 million.
4.

The Company is permitted to pay dividends and purchase treasury shares after December 31, 2017, in amounts of up to $100.0 million plus 100 percent of net income and cash proceeds of stock option exercises, measured cumulatively beginning December 31, 2017. The maximum amount of dividends that could have been paid within this limitation is disclosed as unrestricted retained earnings in Note 15 to the condensed consolidated financial statements.

The Company believes it was in compliance with all of its loan agreements as of March 31, 2019.

ENVIRONMENTAL AND LEGAL MATTERS

The Company’s operations are subject to extensive federal, state and local environmental laws and regulations and similar laws in the other countries in which the Company does business. Although the Company's environmental policies and practices are designed to ensure compliance with these laws and regulations, future developments and increasingly stringent environmental regulation may require the Company to make additional unforeseen environmental expenditures. The Company will continue to invest in the equipment and facilities necessary to comply with existing and future regulations.  During the first three months of 2019 and 2018, the Company’s expenditures for capital projects related to the environment were $0.3 million and $0.9 million, respectively. These projects are capitalized and depreciated over their estimated useful lives, which are typically 10 years.  Recurring costs associated with the operation and maintenance of facilities for waste treatment and disposal and managing environmental compliance in ongoing operations at the Company’s manufacturing locations were $7.4 million and $6.9 million for the three months ended March 31, 2019 and 2018, respectively.

Over the years, the Company has received requests for information related to or has been named by the government as a potentially responsible party at a number of waste disposal sites where cleanup costs have been or may be incurred under CERCLA and similar state or foreign statutes. In addition, damages are being claimed against the Company in general liability actions for alleged personal injury or property damage in the case of some disposal and plant sites. The Company believes that it has made adequate provisions for the costs it is likely to incur with respect to the sites. It is the Company’s accounting policy to record liabilities when environmental assessments and/or remedial efforts are probable and the cost or range of possible costs can be reasonably estimated.  When no amount within the range is a better estimate than any other amount, the minimum is accrued.  Some of the factors on which the Company bases its estimates include information provided by feasibility studies, potentially responsible party negotiations and the development of remedial action plans. After partial remediation payments at certain sites, the Company has estimated a range of possible environmental and legal losses of $23.4 million to $44.7 million at March 31, 2019 which is the same as December 31, 2018 range. Within the range of possible environmental losses, currently management has concluded that there are more likely to occur than any other amounts in the ranges and, thus, has accrued at the lower end of the ranges; that accrual totaled $23.4 million at both March 31, 2019 and December 31, 2018.  Because the liabilities accrued are estimates, actual amounts could differ from the amounts reported. Cash expenditures related to legal and environmental matters approximated $0.2 million for each of the three-month periods ended March 31, 2019 and 2018.

For certain sites, the Company has responded to information requests made by federal, state or local government agencies but has received no response confirming or denying the Company’s stated positions. As such, estimates of the total costs, or range of possible costs, of remediation, if any, or the Company’s share of such costs, if any, cannot be determined with respect to these sites. Consequently, the Company is unable to predict the effect thereof on the Company’s financial position, cash flows and results of operations. Based upon the Company’s present knowledge with respect to its involvement at these sites, the possibility of other viable entities’ responsibilities for cleanup, and the extended period over which any costs would be incurred, management believes that the Company has no liability at these sites and that these matters, individually and in the aggregate, will not have a material effect on the Company’s financial position. Certain of these matters are discussed in Item 1, Part 2, of the Company’s Annual Report on Form 10-K, Legal Proceedings, in this report and in other filings of the Company with SEC, which are available upon request from the Company. See also Note 9, Contingencies, to the condensed consolidated financial statements for a summary of the environmental proceedings related to certain environmental sites.

OUTLOOK

The Company believes Surfactants will continue to benefit from its diversification efforts into functional products, new technologies, improved internal efficiencies and expanded sales into a broad customer base globally.  The Company believes Polymers will benefit from the growing market for insulation materials and is optimistic the business will deliver both full year volume growth and incremental margin improvement versus the prior year.  The Company believes Specialty Products will deliver better margins, and combined with restructuring efforts, should provide second half benefits.

CRITICAL ACCOUNTING POLICIES

There have been no changes to the critical accounting policies disclosed in the Company’s 2018 Annual Report on Form 10-K.

RECONCILIATION OF NON-GAAP ADJUSTED NET INCOME AND EARNINGS PER SHARE

	Three Months Ended March 31
(In millions, except per share amounts)	2019		2018 As Adjusted
	Net Income	Diluted EPS	Net Income	Diluted EPS
Net Income Attributable to the Company as Reported (1)	$25.0	$1.07	$32.0	$1.37

Deferred Compensation Expense (including related investment activity)	5.1	0.22	1.4	0.06
Business Restructuring	0.7	0.03	0.3	0.02
Cash Settled Stock Appreciation Rights	1.6	0.07	0.4	0.01
Cumulative Tax Effect on Above Adjustment Items	(1.8)	(0.08)	(0.5)	(0.02)
Adjusted Net Income (1)	$30.6	$1.31	$33.6	$1.44
(1)

The 2018 amounts for the noted line items have been changed from the amounts originally reported as a result of the Company’s first quarter 2019 change in method of accounting for U.S. inventory valuation from LIFO to FIFO.

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

(In millions)	March 31, 2019	December 31, 2018
Current Maturities of Long-Term Debt as Reported	$32.8	$37.1
Long-Term Debt as Reported	239.1	239.0
Total Debt as Reported	271.9	276.1
Less Cash and Cash Equivalents as Reported	(269.5)	(300.2)
Net Debt	$2.4	$(24.1)

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the market risks described in the Company’s 2018 Annual Report on Form 10-K.

Item 4 – Controls and Procedures

a.	Evaluation of Disclosure Controls and Procedures

We have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2019. Based on this evaluation of our disclosure controls and procedures, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2019, such that the information required to be disclosed in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

b.	Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II OTHER INFORMATION

Item 1 – Legal Proceedings

There have been no material changes to the legal proceedings disclosed in the Company’s 2018 Annual Report on Form 10-K.

Item 1A – Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s 2018 Annual Report on Form 10-K.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Below is a summary by month of share purchase by the Company during the first quarter of 2019:

Month	Total Number of Shares Purchased			Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)		Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 2019	14	(2)		$85.80	—		494,287
February 2019	7,277	(3)		$89.22	—		494,287
March 2019	24,289	(3)	(4)	$93.07	900	(4)	493,387

Total	31,580			$92.18	900		493,387

(1)	On February 19, 2013, the Company’s Board of Directors authorized the Company to repurchase up to 1,000,000 shares of its outstanding common stock.
(2)	Represents shares of Company common stock tendered by employees to settle statutory withholding taxes related to the exercise of SARs.
(3)

Represents shares of Company common stock tendered by employees to settle statutory withholding taxes related to distributions of deferred performance stock awards and deferred management incentive compensation and to the exercise of SARs.

(4)	Includes 900 shares of Company common stock purchased on the open market.

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Mine Safety Disclosures

Not applicable

Item 5 – Other Information

None

Item 6 – Exhibits

Exhibit No.		Description

10+	–

Second Amendment to the Stepan Company 2011 Incentive Compensation Plan (filed with the Company’s Current Report on Form 8-K filed on May 6, 2019 (File No. 001-4462), and incorporated herein by reference)

18	–	Letter Regarding Change in Accounting Principles

31.1	–	Certification of President and Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)

31.2	–	Certification of Vice President and Chief Financial Officer pursuant to Exchange Act Rule 13a- 14(a)/15d-14(a)

32	–	Certification pursuant to 18 U.S.C. Section 1350

101.INS	–	XBRL Instance Document

101.SCH	–	XBRL Taxonomy Extension Schema Document

101.CAL	–	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	–	XBRL Taxonomy Extension Definition Document

101.LAB	–	XBRL Taxonomy Extension Label Linkbase Document

+		Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEPAN COMPANY

Date:  May 7, 2019

/s/ Luis E. Rojo
Luis E. Rojo
Vice President and Chief Financial Officer