Form 10-Q
period 2019-06-30
STEPAN CO
filed 2019-07-31
CIK 94049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes   ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 23, 2019
Common Stock, $1 par value	22,556,992 Shares

Part I FINANCIAL INFORMATION

Item 1 - Financial Statements

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Unaudited

(In thousands, except per share amounts)	Three Months Ended June 30		Six Months Ended June 30
	2019	2018 As Adjusted	2019	2018 As Adjusted
Net Sales	$473,003	$519,866	$962,173	$1,019,201
Cost of Sales(1)	380,044	429,885	784,605	838,022
Gross Profit(1)	92,959	89,981	177,568	181,179
Operating Expenses:
Selling	14,140	13,369	28,109	28,259
Administrative	21,544	18,098	40,850	37,537
Research, development and technical services	13,365	13,720	26,755	27,334
Deferred compensation expense (income)	2,395	(865)	9,868	749
	51,444	44,322	105,582	93,879
Business restructuring expenses (Note 17)	(450)	(273)	(1,183)	(631)
Operating Income(1)	41,065	45,386	70,803	86,669
Other Income (Expense):
Interest, net	(1,766)	(2,672)	(3,619)	(5,823)
Other, net (Note 16)	235	484	3,380	1,644
	(1,531)	(2,188)	(239)	(4,179)

Income Before Provision for Income Taxes(1)	39,534	43,198	70,564	82,490
Provision for Income Taxes(1)	9,324	9,746	15,376	17,093
Net Income(1)	30,210	33,452	55,188	65,397
Net Loss Attributable to Noncontrolling Interests (Note 3)	8	2	14	9
Net Income Attributable to Stepan Company(1)	$30,218	$33,454	$55,202	$65,406

Net Income Per Common Share Attributable to Stepan Company (Note 11):
Basic(1)	$1.31	$1.45	$2.39	$2.84
Diluted(1)	$1.30	$1.44	$2.37	$2.80

Shares Used to Compute Net Income Per Common Share Attributable to Stepan Company (Note 11):
Basic	23,086	23,039	23,092	23,059
Diluted	23,329	23,295	23,329	23,341

(1)

The 2018 amounts for the noted line items have been retrospectively changed from the amounts originally reported as a result of the Company’s first quarter 2019 change in method of accounting for U.S. inventory valuation from the last in, first out (LIFO) basis to the first in, first out (FIFO) basis.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited

(In thousands)	Three Months Ended June 30		Six Months Ended June 30
	2019	2018 As Adjusted	2019	2018 As Adjusted
Net income(1)	$30,210	$33,452	$55,188	$65,397
Other comprehensive income:
Foreign currency translation adjustments(2) (Note 12)	4,290	(35,059)	7,997	(26,242)
Defined benefit pension adjustments, net of tax (Note 12)	542	752	1,085	1,505
Derivative instrument activity, net of tax (Note 12)	(2)	(2)	(4)	(5)
Total other comprehensive income	4,830	(34,309)	9,078	(24,742)
Comprehensive income (1)	35,040	(857)	64,266	40,655
Comprehensive loss attributable to noncontrolling interests (Note 3)	35	49	21	24
Comprehensive income attributable to Stepan Company(1)	$35,075	$(808)	$64,287	$40,679

(1)

The 2018 amounts for the noted line items have been retrospectively changed from the amounts originally reported as a result of the Company’s first quarter 2019 change in method of accounting for U.S. inventory valuation from LIFO to FIFO.

(2)	Includes foreign currency translation adjustments related to noncontrolling interest.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(Dollars in thousands)	June 30, 2019	December 31, 2018 As Adjusted
Assets
Current Assets:
Cash and cash equivalents	$275,266	$300,194
Receivables, net	289,023	280,025
Inventories(1) (Note 2)(Note 7)	216,278	231,528
Other current assets	26,240	22,146
Total current assets(1)	806,807	833,893
Property, Plant and Equipment:
Cost	1,703,127	1,666,790
Less: Accumulated depreciation	(1,093,919)	(1,057,898)
Property, plant and equipment, net	609,208	608,892
Goodwill, net	23,080	22,954
Other intangible assets, net	12,635	14,244
Long-term investments (Note 4)	26,448	25,082
Operating lease assets	38,692	—
Other non-current assets(1)	12,098	9,549
Total assets(1)	$1,528,968	$1,514,614
Liabilities and Equity
Current Liabilities:
Current maturities of long-term debt (Note 15)	$24,889	$37,058
Accounts payable	184,727	205,954
Accrued liabilities	89,850	95,570
Total current liabilities	299,466	338,582
Deferred income taxes(1)	28,271	24,961
Long-term debt, less current maturities (Note 15)	207,748	239,022
Non-current operating lease liabilities	29,712	—
Other non-current liabilities	105,374	103,864
Commitments and Contingencies (Note 9)
Equity:
Common stock, $1 par value; authorized 60,000,000 shares; Issued 26,452,701 shares in 2019 and 26,308,668 shares in 2018	26,453	26,309
Additional paid-in capital	188,781	182,881
Accumulated other comprehensive loss(2) (Note 12)	(137,723)	(141,483)
Retained earnings(1)(2)	886,349	837,107
Less: Common treasury stock, at cost, 3,896,475 shares in 2019 and 3,803,043 shares in 2018	(106,202)	(97,389)
Total Stepan Company stockholders’ equity(1)	857,658	807,425
Noncontrolling interests (Note 3)	739	760
Total equity(1)	858,397	808,185
Total liabilities and equity(1)	$1,528,968	$1,514,614

(1)

The 2018 amounts for the noted line items have been retrospectively changed from the amounts originally reported as a result of the Company’s first quarter 2019 change in method of accounting for U.S. inventory valuation from LIFO to FIFO.

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

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(In thousands)	Six Months Ended June 30
	2019	2018 As Adjusted
Cash Flows From Operating Activities
Net income(1)	$55,188	$65,397
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,959	40,500
Deferred compensation	9,868	749
Realized and unrealized gains on long-term investments	(3,130)	(504)
Stock-based compensation	4,772	3,387
Deferred income taxes(1)	223	3,034
Other non-cash items	2,262	830
Changes in assets and liabilities:
Receivables, net	(6,868)	(23,969)
Inventories(1)	15,515	(16,738)
Other current assets	(3,981)	442
Accounts payable and accrued liabilities	(33,888)	(18,579)
Pension liabilities	(635)	(122)
Environmental and legal liabilities	630	(479)
Deferred revenues	(162)	(162)
Net Cash Provided By Operating Activities	78,753	53,786
Cash Flows From Investing Activities
Expenditures for property, plant and equipment	(45,084)	(43,741)
Business acquisition (Note 18)	-	(21,475)
Other, net	2,023	1,775
Net Cash Used In Investing Activities	(43,061)	(63,441)
Cash Flows From Financing Activities
Revolving debt and bank overdrafts, net	(6,272)	1,893
Other debt repayments	(37,143)	(5,714)
Dividends paid	(11,285)	(10,160)
Company stock repurchased	(6,181)	(12,000)
Stock option exercises	2,163	3,274
Other, net	(2,656)	(4,432)
Net Cash Used In Financing Activities	(61,374)	(27,139)
Effect of Exchange Rate Changes on Cash	754	(5,364)
Net Decrease in Cash and Cash Equivalents	(24,928)	(42,158)
Cash and Cash Equivalents at Beginning of Period	300,194	298,894
Cash and Cash Equivalents at End of Period	$275,266	$256,736
Supplemental Cash Flow Information
Cash payments of income taxes, net of refunds/payments	$11,895	$19,739
Cash payments of interest	$7,164	$6,444

(1)

The 2018 amounts for the noted line items have been retrospectively changed from the amounts originally reported as a result of the Company’s first quarter 2019 change in method of accounting for U.S. inventory valuation from LIFO to FIFO.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

Unaudited

1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements included herein have been prepared by Stepan Company (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate and make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company’s financial position as of June 30, 2019, and its results of operations for the three and six months ended June 30, 2019 and 2018, and cash flows for the six months ended June 30, 2019 and 2018, have been included. These financial statements and related footnotes should be read in conjunction with the financial statements and related footnotes included in the Company’s 2018 Annual Report on Form 10-K.

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

The following tables present the prior year financial statement line items that have been affected by the retrospective change in accounting principle:

Income Statement

(In thousands, except per share amounts)	Three Months Ended June 30, 2018
	As originally reported under LIFO	Effect of change	As adjusted under FIFO
Cost of Sales	$430,586	$(701)	$429,885
Gross Profit	89,280	701	89,981
Operating Income	44,685	701	45,386
Income Before Provision for Income Taxes	42,497	701	43,198
Provision for Income Taxes	9,574	172	9,746
Net Income	32,923	529	33,452
Net Income Attributable to Stepan Company	32,925	529	33,454
Net Income Per Diluted Common Share Attributable to Stepan Company	$1.41	$0.03	$1.44

(In thousands, except per share amounts)	Six Months Ended June 30, 2018
	As originally reported under LIFO	Effect of change	As adjusted under FIFO
Cost of Sales	$840,351	$(2,329)	$838,022
Gross Profit	178,850	2,329	181,179
Operating Income	84,340	2,329	86,669
Income Before Provision for Income Taxes	80,161	2,329	82,490
Provision for Income Taxes	16,522	571	17,093
Net Income	63,639	1,758	65,397
Net Income Attributable to Stepan Company	63,648	1,758	65,406
Net Income Per Diluted Common Share Attributable to Stepan Company	$2.73	$0.07	$2.80

Balance Sheet

(In thousands)	December 31, 2018
	As originally reported under LIFO	Effect of change	As adjusted under FIFO
Inventories	$200,165	$31,363	$231,528
Other Non-Current Assets	10,964	(1,415)	9,549
Total Assets	1,484,666	29,948	1,514,614
Deferred Income Taxes	$18,672	$6,289	$24,961
Retained Earnings	813,448	23,659	837,107
Total Liabilities and Equity	1,484,666	29,948	1,514,614

Statement of Cash Flows

(In thousands)	Six Months Ended June 30, 2018
	As originally reported under LIFO	Effect of change	As adjusted under FIFO
Net Income	$63,639	$1,758	$65,397
Deferred Income Taxes	2,463	571	3,034
Change in Assets and Liabilities:
Inventories	(14,409)	(2,329)	(16,738)

The following tables present what current year financial statement line items would have been had the Company not changed its method of accounting for U.S. inventories from the LIFO to FIFO basis:

Income Statement

(In thousands, except per share amounts)	Three Months Ended June 30, 2019
	As reported under FIFO	Effect of change	As computed under LIFO
Cost of Sales	$380,044	$(3,500)	$376,544
Gross Profit	92,959	3,500	96,459
Operating Income	41,065	3,500	44,565
Income Before Provision for Income Taxes	39,534	3,500	43,034
Provision for Income Taxes	9,324	860	10,184
Net Income	30,210	2,640	32,850
Net Income Attributable to Stepan Company	30,218	2,640	32,858
Net Income Per Diluted Common Share Attributable to Stepan Company	$1.30	$0.11	$1.41

(In thousands, except per share amounts)	Six Months Ended June 30, 2019
	As reported under FIFO	Effect of change	As computed under LIFO
Cost of Sales	$784,605	$(2,000)	$782,605
Gross Profit	177,568	2,000	179,568
Operating Income	70,803	2,000	72,803
Income Before Provision for Income Taxes	70,564	2,000	72,564
Provision for Income Taxes	15,376	492	15,868
Net Income	55,188	1,508	56,696
Net Income Attributable to Stepan Company	55,202	1,508	56,710
Net Income Per Diluted Common Share Attributable to Stepan Company	$2.37	$0.06	$2.43

Balance Sheet

(In thousands)	June 30, 2019
	As reported under FIFO	Effect of change	As computed under LIFO
Inventories	$216,278	$(29,363)	$186,915
Other Non-Current Assets	12,098	1,415	13,513
Total Assets	1,528,968	(27,948)	1,501,020
Deferred Income Taxes	$28,271	$(5,797)	$22,474
Retained Earnings	886,349	(22,151)	864,198
Total Liabilities and Equity	1,528,968	(27,948)	1,501,020

Statement of Cash Flows

(In thousands)	Six Months Ended June 30, 2019
	As reported under FIFO	Effect of change	As computed under LIFO
Net Income	$55,188	$1,508	$56,696
Deferred Income Taxes	223	492	715
Change in Assets and Liabilities:
Inventories	15,515	(2,000)	13,515

3.	RECONCILIATIONS OF EQUITY

Below are reconciliations of total equity, Company equity and equity attributable to noncontrolling interests for the three and six months ended June 30, 2019 and 2018:

(In thousands, except share and per share amounts)	Total	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest (1)
Balance, December 31, 2018 (2)	$808,185	$26,309	$182,881	$(97,389)	$(141,483)	$837,107	$760

Issuance of 38,706 shares of common stock under stock option plan	1,890	39	1,851	—	—	—	—

Purchase of 900 shares of common stock	(77)	—	—	(77)	—	—	—

Stock-based and deferred compensation	(1,360)	93	1,179	(2,632)	—	—	—

Net income	24,978	—	—	—	—	24,984	(6)

Other comprehensive income	4,248	—	—	—	4,228	—	20

Cash dividends paid:
Common stock ($0.25 per share)	(5,643)	—	—	—	—	(5,643)	—

Other (3)	—	—	—	—	(5,325)	5,325	—
Balance, March 31, 2019	832,221	26,441	185,911	(100,098)	(142,580)	861,773	774

Issuance of 4,423 shares of common stock under stock option plan	273	4	269	—	—	—	—

Purchase of 69,736 shares of common stock	(6,104)	—	—	(6,104)	—	—	—

Stock-based and deferred compensation	2,609	8	2,601	—	—	—	—

Net income	30,210	—	—	—	—	30,218	(8)

Other comprehensive income	4,830	—	—	—	4,857	—	(27)

Cash dividends paid:
Common stock ($0.25 per share)	(5,642)	—	—	—	—	(5,642)	—
Balance, June 30, 2019	$858,397	$26,453	$188,781	$(106,202)	$(137,723)	$886,349	$739

(In thousands, except share and per share amounts)	Total	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest (1)
Balance, December 31, 2017 (2)	$766,218	$26,071	$170,408	$(78,561)	$(99,563)	$747,045	$818

Issuance of 77,474 shares of common stock under stock option plan	3,155	77	3,078	—	—	—	—

Purchase of 6,107 shares of common stock	(2,500)	—	—	(2,500)	—	—	—

Stock-based and deferred compensation	(1,136)	120	1,725	(2,981)	—	—	—

Net income (2)	31,945	—	—	—	—	31,952	(7)

Other comprehensive income	9,567	—	—	—	9,535	—	32

Cash dividends paid:
Common stock ($0.23 per share)	(5,092)	—	—	—	—	(5,092)

Other (4)	(198)	—	—	—	—	(198)	—
Balance, March 31, 2018	801,959	26,268	175,211	(84,042)	(90,028)	773,707	843

Issuance of 2,888 shares of common stock under stock option plan	119	3	116	—	—	—	—

Purchase of 133,584 shares of common stock	(9,500)	—	—	(9,500)	—	—	—

Stock-based and deferred compensation	2,443	8	2,452	(17)	—	—	—

Net income (2)	33,452	—	—	—	—	33,454	(2)

Other comprehensive income	(34,309)	—	—	—	(34,262)	—	(47)

Cash dividends paid:
Common stock ($0.23 per share)	(5,068)	—	—	—	—	(5,068)
Balance, June 30, 2018	$789,096	$26,279	$177,779	$(93,559)	$(124,290)	$802,093	$794
(1)	Reflects the noncontrolling interest in the Company’s China joint venture.
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

The following were the financial instruments held by the Company at June 30, 2019, and December 31, 2018, and the methods and assumptions used to estimate the instruments’ fair values:

Cash and cash equivalents

Carrying value approximated fair value because of the short maturity of the instruments.

Derivative assets and liabilities

Derivative assets and liabilities include the foreign currency exchange contracts discussed in Note 5. Fair value and carrying value were the same because the contracts were recorded at fair value.  The fair values of the foreign currency contracts were calculated as the difference between the applicable forward foreign exchange rates at the reporting date and the contracted foreign exchange rates multiplied by the contracted notional amounts. See the table below that describes financial assets and liabilities measured on a recurring basis for the reported fair values of derivative assets and liabilities.

Long-term investments

Long-term investments include the mutual fund assets the Company held to fund a portion of its deferred compensation liabilities and all of its non-qualified supplemental executive defined contribution obligations (see the defined contribution plans section of Note 10).  Fair value and carrying value were the same because the mutual fund assets were recorded at fair value. Fair values for the mutual funds were calculated using the published market price per unit at the reporting date multiplied by the number of units held at the reporting date.  See the table that follows the financial instrument descriptions for the reported fair value of long-term investments.

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

At June 30, 2019, and December 31, 2018, the fair values and related carrying values of debt, including current maturities, were as follows (the fair value and carrying value amounts are presented without regard to unamortized debt issuance costs of $823,000 and $978,000 as of June 30, 2019 and December 31, 2018, respectively):

(In thousands)	June 30, 2019	December 31, 2018
Fair value	$236,668	$274,119
Carrying value	233,460	277,058

The following tables present financial assets and liabilities measured on a recurring basis at fair value as of June 30, 2019, and December 31, 2018, and the level within the fair value hierarchy in which the fair value measurements fall:

(In thousands)	June 2019	Level 1	Level 2	Level 3
Mutual fund assets	$26,448	$26,448	$—	$—
Derivative assets:
Foreign currency contracts	345	—	345	—
Total assets at fair value	$26,793	$26,448	$345	$—
Derivative liabilities:
Foreign currency contracts	$29	$—	$29	$—

(In thousands)	December 2018	Level 1	Level 2	Level 3
Mutual fund assets	$25,082	$25,082	$—	$—
Derivative assets:
Foreign currency contracts	185	—	185	—
Total assets at fair value	$25,267	$25,082	$185	$—
Derivative liabilities:
Foreign currency contracts	$10	$—	$10	$—

5.	DERIVATIVE INSTRUMENTS

The Company is exposed to certain risks relating to its ongoing business operations. The primary risk managed by the use of derivative instruments is foreign currency exchange risk.  The Company holds forward foreign currency exchange contracts that are not designated as any type of accounting hedge as defined by GAAP.  The Company uses these contracts to manage its exposure to exchange rate fluctuations on certain Company subsidiary cash, accounts receivable, accounts payable and other obligation balances that are denominated in currencies other than the entities’ functional currencies. The forward foreign exchange contracts are recognized on the balance sheet as either an asset or a liability measured at fair value. Gains and losses arising from recording the foreign exchange contracts at fair value are reported in earnings as offsets to the losses and gains reported in earnings arising from the re-measurement of the asset and liability balances into the applicable functional currencies. At June 30, 2019, and December 31, 2018, the Company had open forward foreign currency exchange contracts, all with durations of one to three months, to buy or sell foreign currencies with U.S. dollar equivalent amounts of $31,445,860 and $28,870,081, respectively.

The fair values of the derivative instruments held by the Company on June 30, 2019, and December 31, 2018, are disclosed in Note 4. Derivative instrument gains and losses for the three- and six- month periods ended June 30, 2019 and 2018, were immaterial. For amounts reclassified out of accumulated other comprehensive income (loss) (AOCI) into earnings for the three and six month periods ended June 30, 2019 and 2018, see Note 12.

6.	STOCK-BASED COMPENSATION

On June 30, 2019, the Company had stock options, stock awards and stock appreciation rights (SARs) outstanding under its 2011 Incentive Compensation Plan. SARs granted prior to 2015 are cash-settled, and SARs granted after 2014 are stock-settled. Stock options and SARs granted prior to 2017 generally cliff vested after two years. Starting in 2017, stock options and SARs have a three-year graded vesting feature, with one-third of the awards vesting each year. The Company has elected the straight-line method of expense attribution for the stock options and SARs with the graded vesting feature.

Compensation expense recorded for all stock options, stock awards and SARs was as follows:

(In thousands)
Three Months Ended June 30		Six Months Ended June 30
2019	2018	2019	2018
$2,176	$1,155	$4,772	$3,387

The quarter-over-quarter and year-over-year increases in stock-based compensation expense was primarily attributable to cash-settled SARs. This increase was partially offset by a decrease in stock-based compensation expense related to performance stock awards. The quarterly increase in cash-settled SARs compensation expense reflects an increase in the market value of Company stock during the second quarter of 2019 versus the decrease in the market value of Company stock during the second quarter of 2018.

Unrecognized compensation costs for stock options, stock awards and SARs were as follows:

(In thousands)	June 30, 2019	December 31, 2018
Stock options	$2,557	$1,655
Stock awards	4,959	3,180
SARs	5,473	3,566

The increases in unrecognized compensation costs for stock options, stock awards and SARs reflected the 2019 grants of:

Shares
Stock options	68,220
Stock awards (at target)	41,969
SARs	148,388

The unrecognized compensation costs at June 30, 2019, are expected to be recognized over weighted-average period of 2.0 years for stock options, stock awards and SARs.

7.	INVENTORIES

The composition of inventories at June 30, 2019, and December 31, 2018, was as follows:

(In thousands)	June 30, 2019	December 31, 2018 As Adjusted
Finished goods	$156,437	$163,617
Raw materials	59,841	67,911
Total inventories	$216,278	$231,528

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

The Company elected to apply the new lease standard at adoption as allowed under ASU No. 2018-11 and, as a result, the Company did not retrospectively adjust prior periods presented. The Company elected the practical expedient to not separate non-lease components from lease components for all asset classes and the practical expedient which permits a Company to not reassess prior conclusions about lease identification, lease classifications and initial direct costs. The Company did not elect the use-of-hindsight or the practical expedient pertaining to land easements, the latter not being applicable to the Company. In addition, the Company made an accounting policy election to keep leases with an initial term of 12 months or less off the balance sheet.  Upon adoption of ASC 842, the Company recognized $42.4 million of ROU assets and related operating lease liabilities on its balance sheet.  There was no cumulative catch-up adjustment made to beginning retained earnings.

Significant judgments used by the Company to determine whether a contract is or contains a lease include: (i) determining whether any explicitly or implicitly identified assets have been identified in the contract and (ii) determining whether the Company obtains substantially all of the economic benefits from the use of an underlying asset and directs how and for what purpose the asset is used during the term of the contract.

The Company’s operating leases are primarily comprised of railcars, real estate, storage tanks, autos, trailers and manufacturing/office equipment. Railcars and real estate comprise approximately 49 percent and 38 percent, respectively, of the Company’s consolidated ROU asset balance. With the exception of real estate, typical lease terms range from one to ten years. Real estate lease terms typically range from one to fifty years. The Company’s two principal real estate leases relate to land leases in the Philippines and Singapore. As of June 30, 2019, the Company had additional leases, primarily for leases of real estate and railcars, that have not commenced of approximately $2.0 million. The majority of these leases will commence in the second half of 2019 with lease terms ranging from one to seven years.

Variability associated with the Company’s lease obligations typically relates to: (i) additional charges based on usage (i.e. railcar mileage in excess of a specified amount) and, (ii) periodic increases associated with Consumer Price Index (CPI) changes (i.e. land rental payments). Appropriate CPI at the inception of a lease is reflected in the Company’s lease liability balances whereas variability based on usage is typically excluded from lease liability amounts. Some of the Company’s leases include options to extend the lease term but these are typically not recognized as part of the ROU asset or lease liability at inception unless it is reasonably certain the renewal option will be exercised. Determining whether a renewal option is reasonably certain to be exercised requires judgment based on the existing facts and circumstances as well as expectations about future business needs. Renewal options are typically re-assessed within one year or less prior to lease termination when the Company is able to more accurately forecast future business needs. Some of the Company’s lease contracts include options to terminate leases early but these are typically not considered unless it is reasonably certain the early termination option will be exercised. The Company’s leases do not typically carry any residual value guarantees and typically payment is not considered probable when such guarantees are included in the contract.

Initial implementation of ASU No. 2016-02, Leases (Topic 842) did not impact compliance with any of the Company’s debt-covenants, nor is it expected to in the future. The majority of the Company’s debt agreements contain language that excludes the impact of any new GAAP accounting change.

As most of the Company’s leases do not provide an implicit borrowing rate, the Company uses its incremental borrowing rate (IBR) based on the information available at the commencement date in determining the present value of lease payments. IBRs were specifically determined for the United States, the Philippines, Singapore and China, typically for five-year increments. The U.S. IBR was used for all other countries as the leases in these countries are not material. The total value of leases that reside in the four countries identified above represents approximately 94 percent of the Company’s consolidated ROU asset balance.

(In thousands)	Three months ended June 30, 2019	Six months ended June 30, 2019
Lease Cost
Operating lease cost	$2,711	$5,399
Short-term lease cost	1,148	2,118
Variable lease cost	233	581
Total lease cost	$4,092	$8,098
Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$2,725	$5,421
Right-of-use assets obtained in exchange for new operating lease liabilities	595	889

(In thousands)
Undiscounted Cash Flows:
2019 (excluding the six months ended June 30, 2019)	$5,379
2020	9,343
2021	6,616
2022	5,457
2023	4,249
Subsequent to 2023	18,011
Total Undiscounted Cash Flows	$49,055
Less: Imputed interest	(10,356)
Present value	$38,699
Current operating lease liabilities (1)	8,987
Non-current operating lease liabilities	29,712
Total lease liabilities	$38,699

(1)	This item is included in Accrued liabilities line on the Company’s Condensed Consolidated Balance Sheet.

Weighted-average remaining lease term-operating leases	9 Years
Weighted-average discount rate-operating leases	3.9%

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

As of June 30, 2019, the Company estimated a range of possible environmental and legal losses of $23.9 million to $45.0 million. Within the range of possible environmental and legal losses, management has currently concluded that no single amount more likely to occur than any other amounts in the ranges and, thus, has accrued at the lower end of the ranges; that accrual totaled $23.9 million at June 30, 2019 and $23.4 million at December 31, 2018. Cash expenditures related to legal and environmental matters approximated $2.5 million for the six months ended June 30, 2019, compared to $0.6 million for the same period in 2018.

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

Following are summaries of the material contingencies at June 30, 2019:

Maywood, New Jersey Site

The Company’s property in Maywood, New Jersey and property formerly owned by the Company adjacent to its current site and other nearby properties (Maywood site) were listed on the National Priorities List in September 1993 pursuant to the provisions of CERCLA because of certain alleged chemical contamination. Pursuant to an Administrative Order on Consent entered into between the U.S. Environmental Protection Agency (USEPA) and the Company for property formerly owned by the Company, and the issuance of an order by USEPA to the Company for property currently owned by the Company, the Company has completed various remedial investigation feasibility studies, and on September 24, 2014, the USEPA issued its Record of Decision (ROD) for chemically-contaminated soil. USEPA has not yet issued a ROD for chemically-contaminated groundwater for the Maywood site. Based on the most current information available, the Company believes its recorded liability is reasonable having considered the range of estimated cost of remediation for the Maywood site. The estimate of the cost of remediation for the Maywood site could change as the Company continues to hold discussions with USEPA, as the design of the remedial action progresses, if a groundwater ROD is issued or if other PRPs are identified. The ultimate amount for which the Company is liable could differ materially from the Company’s current recorded liability.

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

D’Imperio Site

During the mid-1970’s, Jerome Lightman and the Lightman Drum Company disposed of hazardous substances at several sites in New Jersey. The Company was named as a PRP in a lawsuit in the U.S. District Court for the District of New Jersey that involved the D’Imperio site located in New Jersey. In 2016, the PRPs were provided with updated remediation cost estimates, which were considered in the Company’s determination of its range of estimated possible losses and liability balance. The changes in range of possible losses and liability balance were immaterial. Remediation work is continuing at this site. Based on current information, the Company believes that its recorded liability is reasonable having considered the range of estimated cost of remediation for the D’Imperio site. Depending on the ultimate cost of the remediation at this site, the amount for which the Company is liable could differ materially from the current estimates.

Wilmington Site

The Company is currently contractually obligated to contribute to the response costs associated with the Company’s formerly-owned site in Wilmington, Massachusetts. Remediation at this site is being managed by its current owner, to whom the Company sold the property in 1980. Under the agreement, once total site remediation costs exceed certain levels, the Company is obligated to contribute up to five percent of future response costs associated with this site with no limitation on the ultimate amount of contributions. The Company has paid the current owner $2.8 million for the Company’s portion of environmental response costs through June 30, 2019. The Company has recorded a liability for its portion of the estimated remediation costs for the site. Depending on the ultimate cost of the remediation at this site, the amount for which the Company is liable could differ materially from the current estimates.

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

Other U.S. Sites

Through the regular environmental monitoring of its plant production sites, the Company discovered levels of chemical contamination that were above thresholds allowed by law at two of its U.S plants. The Company voluntarily reported its results to the applicable state environmental agencies. As a result, the Company is required to perform self-remediation of the affected areas. In the fourth quarter of 2016, the Company recognized a charge for the estimated cost of remediating the sites. Based on current information, the Company believes that its recorded liability for the remediation of the affected areas is appropriate based on estimate of expected costs. However, actual costs could differ materially from current estimates.

10.	POSTRETIREMENT BENEFIT PLANS

Defined Benefit Pension Plans

The Company sponsors various funded qualified and unfunded non-qualified defined benefit pension plans, the most significant of which cover employees in the U.S. and U.K. locations. The U.S. and U.K. defined benefit pension plans are frozen and service benefits are no longer being accrued.

Components of Net Periodic Benefit Cost

	UNITED STATES
(In thousands)	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
Interest cost	$1,661	$1,540	$3,322	$3,079
Expected return on plan assets	(2,361)	(2,321)	(4,722)	(4,642)
Amortization of net actuarial loss	652	936	1,304	1,873
Net periodic benefit cost	$(48)	$155	$(96)	$310

	UNITED KINGDOM
(In thousands)	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
Interest cost	$140	$144	$282	$292
Expected return on plan assets	(198)	(226)	(399)	(457)
Amortization of net actuarial loss	62	56	125	113
Net periodic benefit cost	$4	$(26)	$8	$(52)

Employer Contributions

U.S. Plans

As a result of pension funding relief provisions included in the Highway and Transportation Funding Act of 2014, the Company is not required to make contributions to the funded U.S. qualified defined benefit plans. Approximately $312,000 is expected to be paid related to the unfunded non-qualified plans in 2019. Of such amount, $200,000 had been paid related to the non-qualified plans as of June 30, 2019.

U.K. Plan

The Company’s U.K. subsidiary expects to contribute approximately $476,000 to its defined benefit pension plan in 2019. Of such amount, $293,000 had been contributed to the plan as of June 30, 2019.

Defined Contribution Plans

The Company sponsors retirement savings defined contribution plans that cover eligible U.S. and U.K. employees. The Company’s U.S. retirement plans include two qualified plans, one of which is a 401(k) plan and one of which is an employee stock ownership plan, and one non-qualified supplemental executive plan. In the six months ended June 30, 2019 and 2018, the Company made profit sharing contributions into the qualified retirement plans for U.S. employees and for certain non-U.S. employees. Profit sharing contributions were determined using a formula applied to Company earnings.  For U.S. employees, who received the majority of profit sharing contributions in 2018, profit sharing contributions were made partly to the 401(k) plan and partly to the employee stock ownership plan and in 2019, profit sharing contributions were made to the employee stock ownership plan.  Profit sharing contributions are allocated to participant accounts on the basis of participant base earnings.

Defined contribution plan expenses for the Company’s qualified contribution plans were as follows:

(In thousands)	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
Retirement savings contributions	$1,215	$1,706	$3,624	$3,463
Profit sharing contributions	964	1,068	1,846	2,010
Total	$2,179	$2,774	$5,470	$5,473

The Company has a rabbi trust to fund the obligations of its non-qualified supplemental executive defined contribution plans (supplemental plans). The trust comprises various mutual fund investments selected by the participants of the supplemental plans. In accordance with the accounting guidance for rabbi trust arrangements, the assets of the trust and the obligations of the supplemental plans are reported on the Company’s consolidated balance sheets. The Company elected the fair value option for the mutual fund investment assets so that offsetting changes in the mutual fund values and defined contribution plan obligations would be recorded in earnings in the same period. Therefore, the mutual funds are reported at fair value with any subsequent changes in fair value recorded in the consolidated statements of income. The liabilities related to the supplemental plans increase (i.e., supplemental plan expense is recognized) when the value of the trust assets appreciates and decrease when the value of the trust assets declines (i.e., supplemental plan income is recognized). At June 30, 2019, the balance of the trust assets was $1,693,000, which equaled the balance of the supplemental plan liabilities (see the long-term investments section in Note 4 for further information regarding the Company’s mutual fund assets).

11.	EARNINGS PER SHARE

Below are the computations of basic and diluted earnings per share for the three and six months ended June 30, 2019 and 2018:

(In thousands, except per share amounts)	Three Months Ended June 30		Six Months Ended June 30
	2019	2018 As Adjusted	2019	2018 As Adjusted
Computation of Basic Earnings per Share
Net income attributable to Stepan Company (1)	$30,218	$33,454	$55,202	$65,406
Weighted-average number of common shares outstanding	23,086	23,039	23,092	23,059
Basic earnings per share (1)	$1.31	$1.45	$2.39	$2.84

Computation of Diluted Earnings per Share
Net income attributable to Stepan Company (1)	$30,218	$33,454	$55,202	$65,406
Weighted-average number of shares outstanding	23,086	23,039	23,092	23,059
Add weighted-average net shares from assumed exercise of options (under treasury stock method) (2)	90	87	91	103
Add weighted-average net shares related to unvested stock awards (under treasury stock method)	2	2	2	2
Add weighted-average net shares from assumed exercise of SARs (under treasury stock method) (2)	118	99	113	111
Add weighted-average contingently issuable net shares related to performance stock awards (under treasury stock method)	33	68	31	66
Weighted-average shares applicable to diluted earnings	23,329	23,295	23,329	23,341
Diluted earnings per share (1)	$1.30	$1.44	$2.37	$2.80
(1)

The 2018 amounts for the noted line items have been retrospectively changed from the amounts originally reported as a result of the Company’s first quarter 2019 change in method of accounting for U.S. inventory valuation from LIFO to FIFO.

(2) Options/SARs to acquire 215,257 and 214,749 shares of Company common stock were excluded from the computations of diluted earnings per share for the three and six months ended June 30, 2019, respectively. Options/SARs to acquire 194,949 and 98,878 shares of Company common stock were excluded from the computations of diluted earnings per share for the three and six months ended June 30, 2018, respectively. Inclusion of the instruments would have had antidilutive effects on the computations of the earnings per share.

12.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

In conjunction with the adoption of ASU 2018-02, the Company reclassified $5,325,000 of other comprehensive loss, associated with retirement plans, from accumulated other comprehensive loss to retained earnings effective January 1, 2019.  Below is the change in the Company’s AOCI balance by component (net of income taxes) for the three and six months ended June 30, 2019 and 2018:

(In thousands)	Foreign Currency Translation Adjustments	Defined Benefit Pension Plan Adjustments	Cash Flow Hedge Adjustments	Total
Balance at March 31, 2018	$(61,776)	$(28,340)	$88	$(90,028)
Other comprehensive income before reclassifications	(35,012)	—	—	(35,012)
Amounts reclassified from AOCI	—	752	(2)	750
Net current-period other comprehensive income	(35,012)	752	(2)	(34,262)
Balance at June 30, 2018	$(96,788)	$(27,588)	$86	$(124,290)

Balance at March 31, 2019	$(104,794)	$(37,865)	$79	$(142,580)
Other comprehensive income before reclassifications	4,317	—	—	4,317
Amounts reclassified from AOCI	—	542	(2)	540
Net current-period other comprehensive income	4,317	542	(2)	4,857
Balance at June 30, 2019	$(100,477)	$(37,323)	$77	$(137,723)

Balance at December 31, 2017	$(70,561)	$(29,093)	$91	$(99,563)
Other comprehensive income before reclassifications	(26,227)	—	—	(26,227)
Amounts reclassified from AOCI	—	1,505	(5)	1,500
Net current-period other comprehensive income	(26,227)	1,505	(5)	(24,727)
Balance at June 30, 2018	$(96,788)	$(27,588)	$86	$(124,290)

Balance at December 31, 2018	$(108,481)	$(33,083)	$81	$(141,483)
Other comprehensive income before reclassifications	8,004	—	—	8,004
Amounts reclassified from AOCI	—	1,085	(4)	1,081
Remeasurement adjustment related to the Tax Act (1)	—	(5,325)	—	(5,325)
Net current-period other comprehensive income	8,004	(4,240)	(4)	3,760
Balance at June 30, 2019	$(100,477)	$(37,323)	$77	$(137,723)

(1)

Represents reclassification of the stranded tax effects resulting from the U.S. Tax Cuts and Jobs Act (Tax Act) from accumulated other comprehensive income (loss) to retained earnings in accordance with ASU 2018-02. See Note 19 for more details.

Information regarding the reclassifications out of AOCI for the three and six month periods ended June 30, 2019 and 2018, is displayed below:

(In thousands)	Amount Reclassified from AOCI (a)
AOCI Components	Three Months Ended June 30		Six Months Ended June 30		Affected Line Item in Consolidated Statements of Income
	2019	2018	2019	2018
Amortization of defined benefit pension actuarial losses	$(714)	$(992)	$(1,429)	$(1,986)	(b)
	172	240	344	481	Tax benefit
	$(542)	$(752)	$(1,085)	$(1,505)	Net of tax
Gains and losses on cash flow hedges:
Foreign exchange contracts	2	2	4	5	Cost of sales
	2	2	4	5	Total before tax
	—	—	—	—	Tax benefit
	$2	$2	$4	$5	Net of tax
Total reclassifications for the period	$(540)	$(750)	$(1,081)	$(1,500)	Net of tax

(a)	Amounts in parentheses denote expense to statement of income.
(b)	This component of accumulated other comprehensive income is included in the computation of net periodic benefit cost (see Note 10 for additional details).

13.	SEGMENT REPORTING

The Company has three reportable segments: Surfactants, Polymers and Specialty Products. Net sales by segment for the three and six months ended June 30, 2019 and 2018, were as follows:

(In thousands)	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
Segment Net Sales
Surfactants	$313,380	$356,884	$663,030	$715,824
Polymers	140,636	140,867	260,815	262,800
Specialty Products	18,987	22,115	38,328	40,577
Total	$473,003	$519,866	$962,173	$1,019,201

Segment operating income and reconciliations of segment operating income to income before provision for income taxes for the three and six months ended June 30, 2019 and 2018, are summarized below:

(In thousands)	Three Months Ended June 30		Six Months Ended June 30
	2019	2018 As Adjusted	2019	2018 As Adjusted
Segment Operating Income
Surfactants(1)	$32,086	$34,078	$69,253	$75,546
Polymers(1)	22,760	20,299	34,865	37,604
Specialty Products	5,982	4,240	9,113	3,890
Segment operating income(1)	60,828	58,617	113,231	117,040
Business restructuring	(450)	(273)	(1,183)	(631)
Unallocated corporate expenses(2)	(19,313)	(12,958)	(41,245)	(29,740)
Consolidated operating income(1)	41,065	45,386	70,803	86,669
Interest expense, net	(1,766)	(2,672)	(3,619)	(5,823)
Other, net	235	484	3,380	1,644
Income before provision for income taxes(1)	$39,534	$43,198	$70,564	$82,490

(1)

The 2018 amounts for the noted line items have been retrospectively changed from the amounts originally reported as a result of the Company’s first quarter 2019 change in method of accounting for U.S. inventory valuation from LIFO to FIFO.

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

As of June 30, 2019, the Company did not have any contract assets or contract liabilities. A contract liability would typically arise when an advance or deposit is received from a customer before the Company recognizes revenue. In practice, this is extremely rare as it would require a customer to make a payment prior to a performance obligation being satisfied. If such a situation did arise the Company would maintain a deferred revenue liability until the time a performance obligation has been satisfied. The Company did not recognize any revenue in the current period from any pre-existing contract liability balance.

The tables below provide a geographic disaggregation of net sales for the three and six months ended June 30, 2019 and 2018. The Company’s business segmentation by geographic region most effectively captures the nature and economic characteristics of the Company’s revenue streams.

	For the Three Months Ended June 30, 2019
(In thousands)
	Surfactants	Polymers	Specialty Products	Total
Geographic Market
North America	$191,720	$86,434	$16,067	$294,221
Europe	54,360	44,085	2,920	101,365
Latin America	53,957	1,450	—	55,407
Asia	13,343	8,667	—	22,010
Total	$313,380	$140,636	$18,987	$473,003

	For the Three Months Ended June 30, 2018
(In thousands)
	Surfactants	Polymers	Specialty Products	Total
Geographic Market
North America	$218,029	$86,966	$18,674	$323,669
Europe	66,065	45,028	3,441	114,534
Latin America	56,579	633	—	57,212
Asia	16,211	8,240	—	24,451
Total	$356,884	$140,867	$22,115	$519,866

	For the Six Months Ended June 30, 2019
(In thousands)
	Surfactants	Polymers	Specialty Products	Total
Geographic Market
North America	$406,017	$157,757	$32,092	$595,866
Europe	125,838	86,190	6,236	218,264
Latin America	104,769	1,647	—	106,416
Asia	26,406	15,221	—	41,627
Total	$663,030	$260,815	$38,328	$962,173

	For the Six Months Ended June 30, 2018
(In thousands)
	Surfactants	Polymers	Specialty Products	Total
Geographic Market
North America	$438,434	$160,440	$33,488	$632,362
Europe	144,436	86,812	7,089	238,337
Latin America	98,267	1,460	—	99,727
Asia	34,687	14,088	—	48,775
Total	$715,824	$262,800	$40,577	$1,019,201

15.	DEBT

At June 30, 2019, and December 31, 2018, debt comprised the following:

(In thousands)	Maturity Dates	June 30, 2019	December 31, 2018
Unsecured private placement notes
3.95% (net of unamortized debt issuance cost of $338 and $360 for 2019 and 2018, respectively)	2021-2027	$99,662	$99,640
3.86% (net of unamortized debt issuance cost of $319 and $347 for 2019 and 2018, respectively)	2019-2025	85,395	99,653
4.86% (net of unamortized debt issuance cost of $166 and $186 for 2019 and 2018, respectively)	2019-2023	46,262	46,243
5.88% (net of unamortized debt issuance cost of $0 and $85 for 2019 and 2018, respectively)	2019-2022	-	22,772
Debt of foreign subsidiaries
Unsecured bank debt, foreign currency	2019	1,318	7,772
Total debt		$232,637	$276,080
Less current maturities		24,889	37,058
Long-term debt		$207,748	$239,022

The Company has a committed $350,000,000 multi-currency revolving credit agreement that expires on January 30, 2023. The Company maintains standby letters of credit under its workers’ compensation insurance agreements and for other purposes, as needed from time to time, which are issued under the revolving credit agreement. As of June 30, 2019, the Company had outstanding letters of credit totaling $5,202,000 and no outstanding debt under this agreement. There was $344,798,000 available under the revolving credit agreement as of June 30, 2019.

The Company’s loan agreements contain provisions which, among others, require maintenance of certain financial ratios and place limitations on additional debt, investments and payment of dividends. Based on the loan agreement provisions that place limitations on dividend payments, unrestricted retained earnings (i.e., retained earnings available for dividend distribution) were $253,985,000 and $214,101,000 at June 30, 2019 and December 31, 2018, respectively.

On June 12, 2019, the Company prepaid the $17,100,000 outstanding principal balance of its 5.88 percent Series 2010-A Senior Notes due June 1, 2022 (Notes) and the related make-whole amount of $1,173,000.  The make-whole amount reflected the net present value of the remaining scheduled interest payments on the Notes, calculated in accordance with the applicable note purchase agreement.   The prepayment was made with cash on hand.  The Company also expensed remaining unamortized debt issuance costs of $74,000.
16.	OTHER, NET

Other, net in the consolidated statements of income included the following:

(In thousands)	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
Foreign exchange gain (loss)	$(641)	$116	$(41)	$1,169
Investment income	106	90	203	229
Realized and unrealized gains on investments	726	407	3,130	504
Net periodic pension benefit cost	44	(129)	88	(258)
Other, net	$235	$484	$3,380	$1,644

17.	BUSINESS RESTRUCTURING

In the first quarter of 2019, the Company approved a plan to restructure its Specialty Products office in the Netherlands and eliminate five positions from the site’s supply chain, quality control and research and development areas. This restructuring was designed to better align the number of personnel with current business requirements and reduce costs at the site.  As a result, severance and early lease termination expenses of $396,000 and $122,000, respectively, were recognized during the six months ended June 30, 2019.

During the third quarter of 2018, the Company approved a plan to shut down Surfactant operations at its German plant site. As of June 30, 2019, an aggregate of $1,799,000 shut down related expense had been recognized at the site. This aggregate expense is comprised of $1,404,000 of asset and spare part write downs recognized in 2018 and $395,000 of decommissioning costs recognized in the first six months of 2019.  Decommissioning costs associated with the shutdown are expected to continue throughout the remainder of 2019.

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

In May 2016, the Company announced plans to shut down its Longford Mills, Ontario, Canada (Longford Mills) manufacturing facility, a part of the Surfactant reportable segment, by December 31, 2016. The shutdown plan was implemented to improve the Company’s asset utilization in North America and to reduce the Company’s fixed cost base. Manufacturing operations at the Longford Mills plant ceased by the end of 2016, and production of goods manufactured at the facility was transferred to other Company North American production sites. Decommissioning of the assets is expected to continue throughout 2019. In the second quarter of 2019, the Company recognized $50,000 and $200,000 of termination benefits and decommissioning expenses, respectively.  As of June 30, 2019, $6,595,000 of aggregate restructuring expense had been recognized, reflecting $1,644,000 of termination benefits for approximately 30 employees and $4,951,000 for other expenses, principally site decommissioning costs.

18.	ACQUISITION

2018 Acquisition

On March 26, 2018, the Company through a subsidiary in Mexico closed on a previously announced agreement with BASF Mexicana, S.A.DE C.V. (BASF) to acquire their surfactants production facility in Ecatepec, Mexico and a portion of their associated surfactants business. The facility is located close to Mexico City and has over 50,000 metric tons of capacity, 124,000 square feet of warehouse space, a large laboratory and office space. The acquired assets and business are included in the Company’s Surfactants segment. The purchase price of the acquisition was $22,852,000 and was paid with cash on hand. The primary assets acquired were land, buildings, machinery and equipment and inventory. The acquisition was accounted for as a business combination, and, accordingly, the assets acquired were measured and recorded at their estimated fair values. No intangible assets were identified as part of the acquisition.  The following table summarizes the assets acquired as a result of the acquisition:

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

In February 2018, the FASB issued ASU No. 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220):  Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which permits a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act. Consequently, the update reclassifies the stranded tax effects resulting from the Tax Act and should improve the usefulness of information reported to financial statement users. However, because the amendments only relate to the reclassification of the income tax effects of the Tax Act, the underlying guidance that requires that the effects of the change in tax laws or rates be included in income from continuing operations is not affected. The amendments in this update also require certain disclosures about stranded tax effects.  This update is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company adopted this guidance and recorded a $5,325,000 adjustment to the opening balance of retained earnings with the corresponding offset to AOCI. See Note 12 – Accumulated Other Comprehensive Income (Loss) for more details.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments which amends the guidance on the measurement of the impairment of financial instruments.  The new pronouncement replaces the existing model of measuring credit losses with an expected credit loss model  referred to as “the Current Expected Credit Loss (CECL) model.”  The new model is based on expected losses that should be measured based not only on historical experience but on the combination of historical data, current conditions and reasonable forecasts.  Under this methodology, an entity recognizes as an allowance its estimate of lifetime expected credit losses and is required to apply the new credit loss model to most financial instruments held at amortized cost including trade receivables.  The amendments in the update are effective for fiscal years, and interim periods within fiscal years, beginning after December 15, 2019.  It is not expected that the adoption of the guidance in ASU No. 2016-13 will have a material effect on the Company’s financial position, results of operations or cash flows.

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

Overview

The Company produces and sells intermediate chemicals that are used in a wide variety of applications worldwide. The overall business comprises three reportable segments:

•

Surfactants – Surfactants, which accounted for 69 percent of Company consolidated net sales for the first half of 2019, are principal ingredients in consumer and industrial cleaning products such as detergents for washing clothes, dishes, carpets, floors and walls, as well as shampoos and body washes. Other applications include fabric softeners, germicidal quaternary compounds, lubricating ingredients, emulsifiers for spreading agricultural products and industrial applications such as latex systems, plastics and composites. Surfactants are manufactured at five sites in the United States, two European sites (United Kingdom and France), five Latin American sites (one site in Colombia and two sites in both Brazil and Mexico) and two Asian sites (Philippines and Singapore). Recent significant events include:

o

During January of 2019 the Company’s plant in Ecatepec, Mexico experienced a sulfonation equipment failure that contributed to an operating loss at the site in the first half of 2019.  The Ecatepec facility is now fully operational and the Company’s insurance provider has acknowledged this incident is a covered event.  The Company is pursuing insurance recovery.  This plant, and a portion of its related surfactant business, was acquired from BASF in March 2018 (see Note 18, Acquisition, for additional details).

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

o

In 2016, the Company shut down its production facility in Canada, moving the production of goods previously manufactured in Canada to other Company North American production sites. Manufacturing operations at the facility ceased in the fourth quarter of 2016 but decommissioning activities occurred in 2017 and 2018 and will continue throughout 2019 (see Note 17, Business Restructuring, for additional details).

•

Polymers – Polymers, which accounted for 27 percent of consolidated net sales for the first half of 2019, include polyurethane polyols, polyester resins and phthalic anhydride. Polyurethane polyols are used in the manufacture of rigid foam for thermal insulation in the construction industry and are also a base raw material for coatings, adhesives, sealants and elastomers (collectively, CASE). Powdered polyester resins are used in coating applications. CASE and powdered polyester resins are collectively referred to as specialty polyols. Phthalic anhydride is used in unsaturated polyester resins, alkyd resins and plasticizers for applications in construction materials and components of automotive, boating and other consumer products. In addition, the Company uses phthalic anhydride internally in the production of polyols. In the United States, polyurethane polyols and phthalic anhydride are manufactured at the Company’s Millsdale, Illinois, site and specialty polyols are manufactured at the Company’s Columbus, Georgia, site. In Europe, polyurethane polyols are manufactured by the Company’s subsidiary in Germany, and specialty polyols are manufactured by the Company’s Poland subsidiary. In China, polyurethane polyols and specialty polyols are manufactured at the Company’s Nanjing, China, plant.

•

Specialty Products – Specialty Products, which accounted for four percent of consolidated net sales for the first half of 2019, include flavors, emulsifiers and solubilizers used in food, flavoring, nutritional supplement and pharmaceutical applications. Specialty products are primarily manufactured at the Company’s Maywood, New Jersey, site and, in some instances, at outside contractors.

o

During the first quarter of 2019 the Company approved a plan to restructure its Specialty Product office in the Netherlands and eliminate positions from the site’s supply chain, quality control and research and development areas.   This restructuring was designed to better align the number of personnel with current business requirements and reduce costs at the site (see Note 17, Business Restructuring, for additional details).

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

	Income (Expense)
	For the Three Months Ended June 30
(In millions)	2019	2018	Change
Deferred Compensation (Operating expenses)	$(2.4)	$0.9	$(3.3)	(1)
Realized/Unrealized Gains on Investments (Other, net)	0.7	0.4	0.3
Investment Income (Other, net)	0.1	—	0.1
Pretax Income Effect	$(1.6)	$1.3	$(2.9)

	Income (Expense)
	For the Six Months Ended June 30
(In millions)	2019	2018	Change
Deferred Compensation (Operating expenses)	$(9.9)	$(0.7)	$(9.2)	(1)
Realized/Unrealized Gains on Investments (Other, net)	3.0	0.5	2.5
Investment Income (Other, net)	0.2	0.2	-
Pretax Income Effect	$(6.7)	$-	$(6.7)
(1)	See the Segment Results-Corporate Expenses sections of this MD&A for details regarding the quarter-over-quarter changes in deferred compensation expense.

Effects of Foreign Currency Translation

The Company’s foreign subsidiaries transact business and report financial results in their respective local currencies. As a result, foreign subsidiary income statements are translated into U.S. dollars at average foreign exchange rates appropriate for the reporting period. Because foreign exchange rates fluctuate against the U.S. dollar over time, foreign currency translation affects period-to-period comparisons of financial statement items (i.e., because foreign exchange rates fluctuate, similar period-to-period local currency results for a foreign subsidiary may translate into different U.S. dollar results). The following tables present the effects that foreign currency translation had on the period-over-period changes in consolidated net sales and various income statement line items for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30
				(Decrease)
(In millions)	2019	2018(1)	Increase (Decrease)	Due to Foreign Translation
Net Sales	$473.0	$519.9	$(46.9)	$(9.8)
Gross Profit	93.0	90.0	3.0	(1.5)
Operating Income	41.1	45.4	(4.3)	(0.9)
Pretax Income	39.5	43.2	(3.7)	(0.8)

	Six Months Ended June 30
				(Decrease)
(In millions)	2019	2018(1)	(Decrease)	Due to Foreign Translation
Net Sales	$962.2	$1,019.2	$(57.0)	$(26.0)
Gross Profit	177.6	181.2	(3.6)	(3.7)
Operating Income	70.8	86.7	(15.9)	(2.0)
Pretax Income	70.6	82.5	(11.9)	(2.0)
(1)

The 2018 gross profit, operating income and pretax income line items have been retrospectively changed from the amounts originally reported as a result of the Company’s first quarter 2019 change in method of accounting for U.S. inventory valuation from LIFO to FIFO.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2019 and 2018

Summary

Net income attributable to the Company for the second quarter of 2019 decreased 10 percent to $30.2 million, or $1.30 per diluted share, from $33.5 million, or $1.44 per diluted share, for the second quarter of 2018. Adjusted net income increased nine percent to $35.1 million, or $1.50 per diluted share, from $32.2 million, or $1.39 per diluted share, in 2018 (see the “Reconciliation of Non-GAAP Adjusted Net Income and Diluted Earnings per Share” section of this MD&A for reconciliations between reported net income attributable to the Company and related earnings per diluted share and non-GAAP adjusted net income and related earnings per diluted share). Below is a summary discussion of the major factors leading to the quarter-over-quarter changes in net sales, profits and expenses.  A detailed discussion of segment operating performance for the second quarter of 2019 compared to the second quarter of 2018 follows the summary.

Consolidated net sales decreased $46.9 million, or nine percent, between quarters. Consolidated sales volume declined five percent, which had a $24.2 million unfavorable impact on the quarter-over-quarter change in net sales. Sales volume in the Surfactant and Specialty Product segments decreased eight percent and one percent, respectively, while sales volume in the Polymer segment increased five percent.  Approximately 25 percent of the decline in Surfactant volume was due to the Company’s exit from its sulfonation business in Germany during the fourth quarter of 2018. Lower average selling prices negatively impacted the quarter-over-quarter change in net sales by $12.9 million.  The decrease in average selling prices was primarily due to the pass through of lower raw material costs.  Foreign currency translation negatively impacted the quarter-over-quarter change in net sales by $9.8 million due to a stronger U.S. dollar against the majority of currencies where the Company has foreign operations.

Operating income for the second quarter of 2019 decreased $4.3 million, or ten percent, compared to operating income for the second quarter of 2018. Much of this decline related to higher deferred compensation expense which increased $3.3 million quarter-over-quarter. Corporate expenses (excluding deferred compensation and business restructuring expenses) increased $3.1 million between quarters largely due to $2.9 million of environmental remediation expenses.  Operating income for the Polymer and Specialty Product segments increased $2.5 million and $1.7 million, respectively, whereas Surfactant operating income declined $2.0 million.  Foreign currency translation had a $0.9 million unfavorable effect on quarter-over-quarter consolidated operating income.

Operating expenses (including deferred compensation and business restructuring expense) increased $7.3 million, or 16 percent, between quarters. Changes in the individual income statement line items that comprise the Company’s operating expenses were as follows:

•	Selling expenses increased $0.8 million, or six percent, quarter-over-quarter.

•

Administrative expenses increased $3.4 million, or 19 percent, quarter-over-quarter.  This increase was primarily due to $2.9 million of environmental remediation expenses incurred in 2019.  The majority of these costs related to the Company’s Maywood, New Jersey site.

•	Research, development and technical service (R&D) expenses decreased $0.4 million, or three percent, quarter-over-quarter.

•

Deferred compensation expense increased $3.3 million, quarter-over-quarter, primarily due to a $4.39 per share increase in the market price of Company common stock in the second quarter of 2019 compared to a $5.17 per share decline in the second quarter of 2018.  See the Overview and Segment Results-Corporate Expenses sections of this MD&A for further details.

•

Business restructuring charges totaled $0.5 million in the second quarter of 2019 versus $0.3 million in 2018. The 2019 restructuring charges were comprised of ongoing decommissioning costs associated with the Company’s manufacturing facility in Canada ($0.2 million), decommissioning expenses associated with the 2018 sulfonation shutdown in Germany ($0.2 million) and costs related to the current year Specialty Product restructuring ($0.1 million).  The 2018 restructuring charges related solely to decommissioning costs associated with the Canadian plant closure (see Note 17, Business Restructuring, for additional details).

Net interest expense for the second quarter of 2019 decreased $0.9 million, or 34 percent, from net interest expense for the same quarter of last year.  This decrease was primarily due to higher U.S. interest income earned on U.S. cash balances and interest income associated with a Brazilian VAT tax recovery, partially offset by the make-whole interest expense associated with the Company’s voluntary prepayment of its 5.88% Series 2010-A Senior Notes in the second quarter of 2019.

Other, net was $0.2 million of income for the second quarter of 2019 compared to $0.5 million of income for the same period of 2018.  The Company recognized $0.8 million of investment income (including realized and unrealized gains and losses) for the Company’s deferred compensation and supplemental defined contribution mutual fund assets in the second quarter of 2019 compared to $0.5 million of income in last year’s second quarter.  In addition, the Company reported foreign exchange losses of $0.6 million in the second quarter of 2019 versus $0.1 million of foreign exchange gains in the second quarter of 2018.  The Company also reported $0.1 million of lower net periodic pension cost expense in the second quarter of 2019 versus the prior year.

The Company’s effective tax rate was 23.6 percent for the second quarter of 2019 compared to 22.6 percent for the second quarter of 2018.  The quarter-over-quarter increase was primarily attributable to: (i) a favorable, non-recurring 2018 tax benefit related to nontaxable foreign interest income, and; (ii) higher cost related to global intangible low-taxed income.

Segment Results

	For the Three Months Ended
(Dollars in thousands)	June 30	June 30		Percent
Net Sales	2019	2018	(Decrease)	Change
Surfactants	$313,380	$356,884	$(43,504)	-12
Polymers	140,636	140,867	(231)	0
Specialty Products	18,987	22,115	(3,128)	-14
Total Net Sales	$473,003	$519,866	$(46,863)	-9

	For the Three Months Ended
(Dollars in thousands)	June 30,	June 30,	Increase	Percent
Operating Income	2019	2018(1)	(Decrease)	Change
Surfactants	$32,086	$34,078	$(1,992)	-6
Polymers	22,760	20,299	2,461	12
Specialty Products	5,982	4,240	1,742	41
Segment Operating Income	$60,828	$58,617	$2,211	4
Corporate Expenses, Excluding Deferred Compensation and Restructuring	16,918	13,823	3,095	22
Deferred Compensation Expense	2,395	(865)	3,260	-377
Business Restructuring	450	273	177	65
Total Operating Income	$41,065	$45,386	$(4,321)	-10
(1)

The 2018 segment and total operating income line items have been retrospectively changed from the amounts originally reported as a result of the Company’s first quarter 2019 change in method of accounting for U.S. inventory valuation from LIFO to FIFO.

Surfactants

Surfactant net sales for the second quarter of 2019 decreased $43.5 million, or 12 percent, versus net sales for the second quarter of 2018.  The unfavorable impact of lower sales volume, lower selling prices and foreign currency translation negatively impacted the quarter-over-quarter change in net sales by $27.4 million, $9.9 million and $6.2 million, respectively.  A quarter-over-quarter comparison of net sales by region follows:

	For the Three Months Ended
(Dollars in thousands)	June 30,	June 30,		Percent
Net Sales	2019	2018	(Decrease)	Change
North America	$191,720	$218,029	$(26,309)	-12
Europe	54,360	66,065	(11,705)	-18
Latin America	53,957	56,579	(2,622)	-5
Asia	13,343	16,211	(2,868)	-18
Total Surfactants Segment	$313,380	$356,884	$(43,504)	-12

Net sales for North American operations decreased $26.3 million, or 12 percent, between quarters.  A seven percent decline in sales volume and lower selling prices negatively impacted the quarter-over-quarter change in net sales by $14.3 million and $11.8 million, respectively. The decline in sales volume was mostly due to lower demand in the functional product and personal care end markets.  The lower functional product demand reflects wet weather in the U.S. farm belt that negatively impacted the Company’s agricultural business.  Selling prices decreased six percent mostly due to the pass through of lower raw material costs to customers.  Foreign currency translation negatively impacted the quarter-over-quarter change in net sales by $0.2 million.

Net sales for European operations decreased $11.7 million, or 18 percent, between quarters.  An 11 percent decline in sales volume, unfavorable foreign currency translation and lower average selling prices negatively impacted the quarter-over-quarter change in net sales by $7.5 million, $3.4 million and $0.8 million, respectively.  The lower sales volume was principally due to the Company’s decision to cease Surfactant production at its German plant site during the fourth quarter of 2018.  A stronger U.S. dollar relative to the European euro and British pound sterling led to the foreign currency translation effect.

Net sales for Latin American operations decreased five percent, primarily due to a seven percent decrease in sales volume and the negative impact of foreign currency translation. These two items accounted for $3.8 million and $2.7 million, respectively, of the quarter-over-quarter change in net sales. The lower volume mostly reflects the impact of a sulfonation equipment failure at the Company’s Ecatepec, Mexico site during the first quarter of 2019 and lower demand and lost commodity business for products used in laundry and cleaning applications in Brazil.  The Ecatepec facility was restored to full operations during the latter part of the second quarter.  The quarter-over-quarter strengthening of the U.S. dollar against the Brazilian real and the Colombian peso generated the unfavorable foreign currency effect.  Higher average selling prices favorably impacted the quarter-over-quarter change in net sales by $3.9 million.  The higher selling prices reflect more favorable product mix and one-time benefits related to a VAT tax recovery in Brazil.

Net sales for Asian operations declined 18 percent primarily due to lower sales volume and lower average selling prices. These items unfavorably impacted the quarter-over-quarter change in net sales by $1.8 million and $1.2 million, respectively.  Sales volume declined 11 percent mostly due to lower demand for products sold to our distribution partners. The lower selling prices primarily reflect less favorable product mix.  Foreign currency translation favorably impacted the quarter-over-quarter change in net sales by $0.1 million.

Surfactants operating income for the second quarter of 2019 decreased $2.0 million, or six percent, versus operating income for the second quarter of 2018.  Gross profit declined $1.1 million quarter-over-quarter. Operating expenses increased $0.9 million, or four percent. Quarter-over-quarter comparisons of gross profit by region and total segment operating expenses and operating income follow:

	For the Three Months Ended
(Dollars in thousands)	June 30, 2019	June 30, 2018(1)	Increase (Decrease)	Percent Change
Gross Profit and Operating Income
North America	$39,145	$40,001	$(856)	-2
Europe	7,406	7,109	297	4
Latin America	6,289	5,441	848	16
Asia	3,404	4,827	(1,423)	-29
Surfactants Segment Gross Profit	$56,244	$57,378	$(1,134)	-2
Operating Expenses	24,158	23,300	858	4
Surfactants Segment Operating Income	$32,086	$34,078	$(1,992)	-6

(1)

The 2018 North America gross profit and the total surfactants segment operating income line items have been retrospectively changed from the amounts originally reported as a result of the Company’s first quarter 2019 change in method of accounting for U.S. inventory valuation from LIFO to FIFO.

Gross profit for North American operations decreased two percent, or $0.9 million, quarter-over-quarter primarily due a seven percent decline in sales volume that negatively impacted the change in gross profit by $2.6 million.  Most of the sales volume decrease was attributable to lower demand for products sold into our functional product and personal care end markets.   Higher unit margins positively impacted gross profit quarter over quarter by $1.7 million.

Gross profit for European operations increased four percent, or $0.3 million, between quarters primarily due to lower overhead costs and higher unit margins resulting from the Company’s decision to cease Surfactant production at its German plant site during the fourth quarter of 2018.  Higher unit margins favorably impacted gross profit quarter over quarter by $1.5 million. An 11 percent decline in sales volume, mostly attributable to the exit from sulfonation in Germany, and the unfavorable impact of foreign currency translation negatively impacted the current year quarter by $0.8 million and $0.4 million, respectively.

Gross profit for Latin American operations increased 16 percent, or $0.8 million, quarter-over-quarter.  Higher unit margins positively impacted gross profit quarter over quarter by $1.7 million.  The higher unit margins are principally due to a more favorable product mix and one-time benefits related to a VAT tax recovery in Brazil.  The unfavorable impact of foreign currency translation and a seven percent decline in sales volume negatively impacted gross profit quarter over quarter by $0.5 million and $0.4 million, respectively.  The lower volume was primarily due to a sulfonation equipment failure at the Company’s Ecatepec, Mexico facility in January 2019.  The Ecatepec facility resumed full operations during the latter part of the second quarter.

Gross profit for Asia operations decreased 29 percent, or $1.4 million, between quarters largely due to lower unit margins and lower sales volume.  These items negatively impacted second quarter gross profit by $0.9 million and $0.5 million, respectively. The lower unit margins reflect less favorable product mix and the decline in sales volume is primarily due to lower demand from our distribution partners.

Operating expenses for the Surfactants segment increased $0.9 million, or four percent, quarter-over-quarter.

Polymers

Polymers net sales for the second quarter of 2019 decreased $0.2 million, or less than one percent, versus net sales for the same period of 2018.  A five percent increase in sales volume positively impacted the quarter-over-quarter change in net sales by $7.7 million. The unfavorable impact of lower average selling prices and foreign currency translation negatively impacted the quarter-over-quarter change in net sales by $4.4 million and $3.5 million, respectively.  A quarter-over-quarter comparison of net sales by region follows:

	For the Three Months Ended
(Dollars in thousands)	June 30	June 30	Increase	Percent
Net Sales	2019	2018	(Decrease)	change
North America	$86,434	$86,966	$(532)	-1
Europe	44,085	45,028	(943)	-2
Asia and Other	10,117	8,873	1,244	14
Total Polymers Segment	$140,636	$140,867	$(231)	0

Net sales for North American operations declined $0.5 million, or one percent, due to lower average selling prices that offset sales volume growth of two percent.  The lower selling prices negatively impacted net sales quarter over quarter by $2.2 million while the sales volume growth positively impacted the quarter by $1.7 million.  Competitive market pressures contributed to the lower selling prices.  The sales volume growth was principally driven by 19 percent growth of polyols used in rigid foam applications, partially offset by lower phthalic anhydride volumes.

Net sales for European operations declined $0.9 million or two percent. A ten percent increase in sales volume positively impacted net sales quarter over quarter by $4.3 million. The unfavorable impact of foreign currency translation and lower average selling prices negatively impacted the net sales quarter over quarter by $2.8 million and $2.4 million, respectively.  A stronger U.S. dollar relative to the Polish zloty led to the foreign currency translation effect.

Net sales for Asia and Other operations increased $1.2 million, or 14 percent, quarter-over-quarter primarily due to a 16 percent increase in sales volume and higher average selling prices.  These two items positively impacted the quarter-over-quarter change in net sales by $1.4 million and $0.5 million, respectively.  The unfavorable impact of foreign currency translation negatively impacted the quarter-over-quarter change in net sales by $0.7 million.

Polymers operating income for the second quarter of 2019 increased $2.5 million, or 12 percent, from operating income for the second quarter of 2018.  Gross profit increased $2.3 million, or eight percent, quarter-over-quarter.  Operating expenses declined $0.2 million quarter-over-quarter. Quarter-over-quarter comparisons of gross profit by region and total segment operating expenses and operating income follow:

	For the Three Months Ended
(Dollars in thousands)	June 30, 2019	June 30, 2018(1)	Increase (Decrease)	Percent Change
Gross Profit and Operating Income
North America	$21,678	$19,721	$1,957	10
Europe	6,377	6,950	(573)	-8
Asia and Other	1,662	791	871	110
Polymers Segment Gross Profit	$29,717	$27,462	$2,255	8
Operating Expenses	6,957	7,163	(206)	-3
Polymers Segment Operating Income	$22,760	$20,299	$2,461	12

(1)

The 2018 North America gross profit and total operating income line items have been retrospectively changed from the amounts originally reported as a result of the Company’s first quarter 2019 change in method of accounting for U.S. inventory valuation from LIFO to FIFO.

Gross profit for North American operations increased $2.0 million, or ten percent, quarter-over-quarter primarily due to improved unit margins and two percent sales volume growth.  The margin improvement reflects favorable product mix which benefited from 19 percent sales volume growth of polyols used in rigid foam applications, partially offset by lower phthalic anhydride volumes.

Gross profit for European operations decreased $0.6 million, or eight percent, primarily due to lower unit margins and the negative impact of foreign currency translation. These items negatively impacted gross profit quarter over quarter by $0.8 million and $0.4 million, respectively.  Sales volume growth of ten percent positively impacted the quarter-over-quarter change in gross profit by $0.6 million.

Gross profit for Asia and Other operations improved $0.9 million primarily due to improved unit margins and 16 percent sales volume growth quarter-over-quarter.

Specialty Products

Net sales for the second quarter of 2019 decreased $3.1 million, or 14 percent, versus net sales for the second quarter of 2018. Sales volume decreased one percent versus the prior year. Gross profit increased $1.8 million and operating income increased $1.7 million quarter-over-quarter primarily due to improved sales volume and margins within the food and nutritional business and order timing differences within the Company’s pharmaceutical business.

Corporate Expenses

Corporate expenses, which include deferred compensation, business restructuring and other operating expenses that are not allocated to the reportable segments, increased $6.6 million between quarters. Corporate expenses were $19.8 million in the second quarter of 2019 versus $13.2 million in 2018. This increase was primarily attributable to higher deferred compensation expense ($3.3 million), environmental remediation expense ($2.9 million) and business restructuring expense ($0.2 million) in 2019.

The $3.3 million increase in quarter-over-quarter deferred compensation expense was primarily due to a $4.39 per share increase in the market price of Company common stock in the second quarter of 2019 compared to a $5.17 per share decrease for the second quarter of 2018. The following table presents the quarter-end Company common stock market prices used in the computation of deferred compensation expenses for the three months ended June 30, 2019 and 2018:

	2019		2018
	June 30	March 31	June 30	March 31
Company Common Stock Price	$91.91	$87.52	$78.01	$83.18

Six Months Ended June 30, 2019 and 2018

Summary

Net income attributable to the Company for the first half of 2019 decreased 16 percent to $55.2 million, or $2.37 per diluted share, from $65.4 million, or $2.80 per diluted share, for the first half of 2018. Adjusted net income and earnings per diluted share of $65.8 million and $2.82 per diluted share, respectively, mirrored prior year results (see the “Reconciliation of Non-GAAP Adjusted Net Income and Diluted Earnings per Share” section of this MD&A for reconciliations between reported net income attributable to the Company and related earnings per diluted share and non-GAAP adjusted net income and related earnings per diluted share).  Below is a summary discussion of the major factors leading to the year-over-year changes in net sales, profits and expenses.  A detailed discussion of segment operating performance for the first half of 2019 compared to the first half of 2018 follows the summary.

Consolidated net sales decreased $57.0 million, or six percent, between years.  The unfavorable impact of foreign currency translation, lower average selling prices and lower sales volume negatively impacted net sales by $26.0 million, $22.2 million and $8.8 million, respectively.  The unfavorable foreign currency translation effect reflected a stronger U.S. dollar against all currencies for countries where the Company has foreign operations.  The decrease in average selling prices was primarily due to the pass through of lower raw material costs.  Consolidated sales volume decreased one percent.  Sales volume in the Surfactant segment decreased two percent while sales volume in the Polymer and Specialty Product segments increased four percent and seven percent, respectively.  Approximately 80 percent of the decline in Surfactant volume was due to the Company’s exit from its sulfonation business in Germany during the fourth quarter of 2018.

Operating income for the first half of 2019 declined $15.9 million, or 18 percent, from operating income reported for the first half of 2018.  Most of this decline was related to higher deferred compensation expense which increased $9.2 million year-over-year.  Surfactant and Polymer segment operating income declined $6.3 million and $2.7 million year-over-year, respectively.  Operating income for the Specialty Product segment increased $5.2 million versus the prior year.  Foreign currency translation had a $2.0 million unfavorable effect on year-over-year consolidated operating income.  Corporate expenses (excluding deferred compensation and business restructuring expenses) increased $2.3 million between years largely due to $2.9 million of environmental remediation expenses in 2019.

Operating expenses (including deferred compensation and business restructuring expenses) increased $12.3 million, or 13 percent, between years. Changes in the individual income statement line items that comprise the Company’s operating expenses were as follows:

•	Selling expenses decreased $0.2 million, or one percent, year over year.

•

Administrative expenses increased $3.3 million, or nine percent, year over year primarily due to $2.9 million of environmental remediation expenses incurred in 2019.  The majority of these costs relate to the Company’s Maywood, New Jersey site.

•	R&D expenses declined $0.6 million, or two percent, year-over-year.

•

Deferred compensation expense increased $9.2 million year-over-year primarily due to a $17.91 per share increase in the market price of Company common stock during the first six months of 2019 compared to a $0.96 share decline in the first half of 2018.  See the Overview and Segment Results-Corporate Expenses sections of this MD&A for further details.

•

Business restructuring expenses were $1.2 million in the first half of 2019 compared to $0.6 million in the first half of 2018. The 2019 restructuring charges were primarily comprised of severance and office shutdown expenses related to Specialty Product segment restructuring ($0.5 million), ongoing decommissioning costs associated with the Company’s manufacturing facility in Canada that ceased operations in the fourth quarter of 2016 ($0.5 million), decommissioning expenses associated with the Company’s 2018 sulfonation shutdown in Germany ($0.4 million).  The 2018 restructuring charges related solely to decommissioning costs associated with the Canadian plant closure (see Note 17, Business Restructuring, for additional details).

Net interest expense for the first half of 2019 declined $2.2 million, or 38 percent, compared to net interest expense for the first half of 2018.  This decrease was primarily due to higher U.S. interest income earned on U.S. cash balances and interest income associated with a Brazilian VAT tax recovery, partially offset by the make-whole interest expense associated with the Company’s voluntary prepayment of its 5.88 percent Series 2010-A Senior Notes in the second quarter of 2019.

Other, net was $3.4 million of income for the first half of 2019 compared to $1.6 million of income for the first half of 2018.  The Company recognized $3.3 million of investment gains (including realized and unrealized gains and losses) for the Company’s deferred compensation and supplemental defined contribution mutual fund assets in the first half of 2019 compared to $0.7 million of investment gains in the first half of 2018.  In addition, the Company reported a negligible foreign exchange loss in the first half of

2019 versus foreign exchange gains of $1.2 million in the first half of 2018.  The Company also reported $0.3 million of lower net periodic pension cost expense in the first six months of 2019 versus the prior year.

The Company’s effective tax rate was 21.8 percent for the first half of 2019 compared to 20.7 percent for the first half of 2018.  The year-over-year increase was primarily attributable to a favorable, non-recurring 2018 tax benefit related to nontaxable foreign interest income.

	For the Six Months Ended
(In thousands)	June 30,	June 30,		Percent
Net Sales	2019	2018	(Decrease)	Change
Surfactants	$663,030	$715,824	$(52,794)	-7
Polymers	260,815	262,800	(1,985)	-1
Specialty Products	38,328	40,577	(2,249)	-6
Total Net Sales	$962,173	$1,019,201	$(57,028)	-6

	For the Six Months Ended
(In thousands)	June 30,	June 30,	Increase	Percent
Operating Income	2019	2018(1)	(Decrease)	Change
Surfactants	$69,253	$75,546	$(6,293)	-8
Polymers	34,865	37,604	(2,739)	-7
Specialty Products	9,113	3,890	5,223	134
Segment Operating Income	$113,231	$117,040	$(3,809)	-3
Corporate Expenses, Excluding Deferred Compensation and Restructuring	$31,377	$28,991	$2,386	8
Deferred Compensation Expense (Income)	9,868	749	9,119	NM
Business Restructuring	1,183	631	552	87
Total Corporate Expenses	$42,428	$30,371	$12,057	40
Total Operating Income	$70,803	$86,669	$(15,866)	-18
(1)

The 2018 segment and total operating income line items have been retrospectively changed from the amounts originally reported as a result of the Company’s first quarter 2019 change in method of accounting for U.S. inventory valuation from LIFO to FIFO.

Segment Results

Surfactants

Surfactant net sales for the first half of 2019 decreased $52.8 million, or seven percent, versus net sales for the first half of 2018. The unfavorable impact of lower selling prices, lower sales volume and foreign currency translation negatively impacted the year-over-year change in net sales by $18.5 million, $17.5 million and $16.8 million, respectively. Sales volume declined two percent versus prior year.  A year-over-year comparison of net sales by region follows:

	For the Six Months Ended
(In thousands)	June 30, 2019	June 30, 2018	Increase (Decrease)	Percent Change
North America	$406,017	$438,434	$(32,417)	-7
Europe	125,838	144,436	(18,598)	-13
Latin America	104,769	98,267	6,502	7
Asia	26,406	34,687	(8,281)	-24
Total Surfactants Segment	$663,030	$715,824	$(52,794)	-7

Net sales for North American operations decreased $32.4 million, or seven percent, year-over-year. Lower average selling prices, a three percent decline in sales volume and the unfavorable effects of foreign currency translation negatively impacted the year-over-year change in net sales by $18.8 million, $13.0 million and $0.6 million, respectively.  Average selling prices decreased four percent, mostly due to the pass through of lower raw material costs to customers.  The decline in sales volume was largely driven by lower sales of products used in personal care and household, institutional and industrial applications.  The foreign currency impact reflected a stronger U.S. dollar relative to the Canadian dollar.

Net sales for European operations decreased $18.6 million, or 13 percent, primarily due to a seven percent decrease in sales volume and the unfavorable effects of foreign currency translation.  These items negatively impacted the year-over-year change in net sales by $9.6 million and $8.8 million, respectively.  The lower sales volume was principally due to the Company’s decision to cease Surfactant production at its German site during the fourth quarter of 2018.  A stronger U.S. dollar relative to the British pound sterling and European euro led to the foreign currency translation effect. Slightly lower selling prices unfavorably impacted the year-over-year change in net sales by $0.2 million.

Net sales for Latin American operations increased $6.5 million, or seven percent, primarily due to higher average selling prices and a six percent increase in sales volume.  These items accounted for $7.3 million and $6.4 million, respectively, of the year-over-year increase in net sales.  Average selling prices increased seven percent primarily due to a more favorable product mix and one-time benefits related to a VAT tax recovery in Brazil.  The higher volume was mostly related to the Company’s first quarter 2018 acquisition in Ecatepec, Mexico, despite challenges due to a first quarter 2019 equipment failure, partially offset by lower demand and lost commodity business for products used in laundry and cleaning applications in Brazil.  The Ecatepec facility was restored to full operations during the latter part of the second quarter.  Foreign currency translation negatively impacted the year-over-year change in net sales by $7.2 million.  The year-over-year strengthening of the U.S. dollar against the Brazilian real and the Columbian peso generated the unfavorable foreign currency effect.

Net sales for Asian operations decreased $8.3 million, or 24 percent, primarily due to lower average selling prices and an 11 percent decrease in sales volume.  These items accounted for $4.2 million and $4.0 million, respectively, of the year-over-year change in net sales.   The lower selling prices were mostly due to the pass through of lower raw material costs to customers and less favorable product mix.  The decline in sales volume was mostly due to lower sales of products sold to our distribution partners.  The unfavorable effects of foreign currency translation negatively impacted the net sales change by $0.1 million.

Surfactant operating income for the first half of 2019 decreased $6.3 million, or eight percent, versus operating income for the first half of 2018.  Gross profit declined $5.9 million, or five percent, versus prior year and operating expenses increased $0.4 million, or one percent. Year-over-year comparisons of gross profit by region and total segment operating expenses and operating income follow:

	For the Six Months Ended
(In thousands)	June 30, 2019	June 30, 2018(1)	Increase (Decrease)	Percent Change
Gross Profit
North America	$82,229	$85,355	$(3,126)	-4
Europe	17,844	16,485	1,359	8
Latin America	9,803	10,861	(1,058)	-10
Asia	7,346	10,418	(3,072)	-29
Surfactants Segment Gross Profit	$117,222	$123,119	$(5,897)	-5
Operating Expenses	47,969	47,573	396	1
Operating Income	$69,253	$75,546	$(6,293)	-8
(1)

The 2018 North America gross profit and total operating income line items have been retrospectively changed from the amounts originally reported as a result of the Company’s first quarter 2019 change in method of accounting for U.S. inventory valuation from LIFO to FIFO.

 Gross profit for North American operations decreased $3.1 million, or four percent, year-over-year primarily due to a three percent decline in sales volume that negatively impacted the change in gross profit by $2.5 million.  The decline in sales volume was largely driven by lower sales of products used in personal care and household, institutional and industrial applications.  Slightly lower unit margins negatively impacted gross profit year over year by $0.6 million.

Gross profit for European operations increased $1.4 million, or eight percent, primarily due to lower overhead costs and higher profit margins resulting from the Company’s decision to cease Surfactant production at its German plant site during the fourth quarter of 2018.  Higher unit margins favorably impacted the year-over-year change in gross profit by $3.7 million.  The unfavorable effect of foreign currency translation and a seven percent decline in sales volume, mostly attributable to the shutdown of sulfonation production at the German site, negatively impacted the current year by $1.2 million and $1.1 million, respectively.

Gross profit for Latin American operations decreased $1.1 million, or 10 percent, primarily due to the negative impact of foreign currency translation and slightly lower unit margins.  These items unfavorably impacted the change in year-over-year gross profit by $1.2 million and $0.6 million, respectively.  Sales volume growth of six percent positively impacted current year gross profit by $0.7 million.  This growth primarily reflects the Company’s 2018 first quarter acquisition in Ecatepec, Mexico, partially offset by lower demand and lost commodity business in Brazil.

Gross profit for Asian operations decreased $3.1 million, or 29 percent, largely due to lower unit margins and lower sales volume.  These items negatively impacted first half gross profit by $1.9 million and $1.2 million, respectively.  The lower unit margins reflect less favorable product mix and the decline in sales volume is primarily due to lower demand from our distribution partners.

Operating expenses for the Surfactant segment increased $0.4 million, or one percent, year-over-year.

Polymers

Polymer net sales for the first half of 2019 decreased $2.0 million, or one percent, versus net sales for the same period of 2018.  A four percent increase in sales volume increased net sales year over year by $11.8 million.  The unfavorable impact of foreign currency translation and lower average selling prices decreased net sales year over year by $8.8 million and $5.0 million, respectively.  A year-over-year comparison of net sales by region follows:

	For the Six Months Ended
(Dollars in thousands)	June 30	June 30	Increase	Percent
Net Sales	2019	2018	(decrease)	change
North America	$157,757	$160,440	$(2,683)	-2
Europe	86,190	86,812	(622)	-1
Asia and Other	16,868	15,548	1,320	8
Total Polymers Segment	$260,815	$262,800	$(1,985)	-1

Net sales for North American operations declined $2.7 million, or two percent, primarily due to lower average selling prices.  Lower selling prices negatively impacted the change in net sales by $3.5 million.  Slightly higher sales volume increased net sales year over year by $0.8 million.  Sales volume of polyols used in rigid foam applications increased 15 percent during the first half of 2019 but was mostly offset by lower phthalic anhydride and specialty polyols sales volume.

Net sales for European operations decreased $0.6 million, or one percent.  Sales volume growth of nine percent increased net sales year over year by $8.2 million.  The unfavorable impact of foreign currency translation and lower average selling prices decreased net sales year over year by $7.6 million and $1.2 million, respectively.  A stronger U.S. dollar relative to the Polish zloty led to the foreign currency translation effect.

Net sales for Asia and Other operations increased $1.3 million, or eight percent, year-over-year primarily due to a 15 percent increase in sales volume and higher average selling prices.  These items increased net sales year over year by $2.3 million and $0.2 million, respectively.  The unfavorable impact of foreign currency translation decreased net sales year over year by $1.2 million.

Polymer operating income for the first half of 2019 declined $2.7 million, or seven percent, from operating income for the first half of 2018.  Gross profit decreased $2.9 million, or six percent, primarily due to the non-recurrence of a $2.1 million class action settlement received in the first quarter of 2018 and the negative effect of foreign currency translation.  The unfavorable impact of foreign currency translation decreased gross profit year over year by $1.2 million.  Operating expenses declined one percent year-over-year.  Year-over-year comparisons of gross profit by region and total segment operating expenses and operating income follow:

	For the Six Months Ended
(In thousands)	June 30, 2019	June 30, 2018(1)	Increase (Decrease)	Percent Change
Gross Profit and Operating Income
North America	$34,644	$38,288	$(3,644)	-10
Europe	11,986	12,914	(928)	-7
Asia and Other	2,310	646	1,664	258
Polymers Segment Gross Profit	$48,940	$51,848	$(2,908)	-6
Operating Expenses	14,075	14,244	(169)	-1
Polymers Segment Operating Income	$34,865	$37,604	$(2,739)	-7
(1)

The 2018 North America gross profit and total operating income line items have been retrospectively changed from the amounts originally reported as a result of the Company’s first quarter 2019 change in method of accounting for U.S. inventory valuation from LIFO to FIFO.

Gross profit for North American operations declined $3.6 million, or ten percent, year-over-year due to lower slightly lower unit margins and the non-recurrence of a $2.1 million class action settlement received in the first quarter of 2018.  The decline in margins was principally due to the consumption of higher priced year-end inventories carried to guard against potential winter supply disruptions in the first quarter of 2019.  Higher sales volume increased gross profit year over year by $0.8 million.

Gross profit for European operations declined $0.9 million, or seven percent, year-over-year.  The unfavorable impact of lower unit margins and foreign currency translation decreased gross profit year over year by $1.1 million and $1.0 million, respectively.  Sales volume growth of nine percent increased gross profit year over year by $1.2 million.

Gross profit for Asia and Other operations improved $1.7 million due to higher unit margins and 15 percent sales volume growth during the first half of 2019.

Specialty Products

Net sales for the first half of 2019 declined $2.2 million, or six percent, versus net sales for the same period of 2018.  Sales volume increased seven percent but the increase was offset by a decrease in average selling prices.  Gross profit increased $4.6 million and operating income increased $5.2 million year-over-year due to improved sales volume and margins within the food and nutritional business and order timing differences within the Company’s pharmaceutical and flavor businesses.

Corporate Expenses

Corporate expenses, which include deferred compensation, business restructuring and other operating expenses that are not allocated to the reportable segments, increased $12.0 million between years.  Corporate expenses were $42.4 million in the first half of 2019 versus $30.4 million in the first half of 2018.  This increase was primarily attributable to higher deferred compensation expense ($9.2 million), environmental remediation expense ($2.9 million) and business restructuring expense ($0.6 million).  These items were partially offset by the non-recurrence of prior year costs associated with the Company’s 2018 first quarter acquisition in Mexico.

Deferred compensation expense increased $9.2 million between years. This increase was primarily due to a $17.91 per share increase in the market price of the Company’s common stock in the first half of 2019 compared to a $0.96 per share decrease in the first half of 2018. The following table presents the period-end Company common stock market prices used in the computation of deferred compensation expenses for the six months ended June 30, 2019 and 2018:

	2019	2018		2017
	June 30	December 31	June 30	December 31
Company Common Stock Price	$91.91	$74.00	$78.01	$78.97

LIQUIDITY AND CAPITAL RESOURCES

Overview

For the six months ended June 30, 2019, operating activities were a cash source of $78.8 million versus a source of $53.8 million for the comparable period in 2018. For the current year period, investing cash outflows totaled $43.1 million, as compared to an outflow of $63.4 million in the prior year period, and financing activities were a use of $61.4 million, as compared to a use of $27.1 million in the prior year. Cash and cash equivalents decreased by $24.9 million compared to December 31, 2018, inclusive of a $0.8 million favorable exchange rate impact.

At June 30, 2019, the Company’s cash and cash equivalents totaled $275.3 million.  Cash in U.S. money market funds, deposit accounts and a certificate of deposit totaled $70.4 million, $54.4 million and $40 million, respectively.  The Company’s non-U.S. subsidiaries held $110.5 million of cash outside the United States as of June 30, 2019.

Operating Activity

Net income decreased by $10.2 million versus the comparable period in 2018. Working capital was a use of $29.2 million versus a use of $58.8 million for the comparable to prior year period.

Year-to-date accounts receivable were a use of $6.9 million compared to a use of $24.0 million for the comparable period in 2018. Inventories were a source of $15.5 million in 2019 versus a use of $16.7 million in 2018. Accounts payable and accrued liabilities were a use of $33.9 million in 2019 compared to a use of $18.6 million for the same period in 2018.

Working capital requirements were lower year-to-date, compared to the same period in 2018, due to the changes noted above.  The 2019 accounts receivable cash usage primarily reflects higher sales quantities.  The current year inventory source of cash reflects lower quantities and prices.  The current year accounts payable and accrued liabilities cash usage reflects lower quantities purchased and prices.  It is management’s opinion that the Company’s liquidity is sufficient to provide for potential increases in working capital requirements during 2019.

Investing Activity

Cash used for investing activities decreased by $20.4 million year-over-year.  In the first half of 2018, the Company paid $21.5 million in cash to acquire BASF’s production facility in Ecatepec, Mexico and a portion of the related surfactants business.  Cash used for capital expenditures was $45.1 million in the first half of 2019 versus $43.7 million in the comparable prior year period.

For 2019, the Company estimates that total capital expenditures will range from $110 million to $130 million, inclusive of infrastructure and optimization spending in the United States, Germany and Mexico.

Financing Activity

Cash used for financing activities was $61.4 million in 2019 versus $27.1 million in 2018.  The majority of this increase in cash usage relates to the voluntary prepayment of the outstanding principal balance of the Company’s 5.88 percent Senior Notes in the second quarter of 2019 and scheduled principal payments on the Company’s 3.86 percent Notes that were incurred for the first time in 2019.

The Company purchases shares of its common stock in the open market or from its benefit plans from time to time to fund its own benefit plans and to mitigate the dilutive effect of new shares issued under its benefit plans. The Company may, from time to time, seek to retire or purchase additional amounts of its outstanding equity and/or debt securities through cash purchases and/or exchanges for other securities, in open market purchases, privately negotiated transactions or otherwise, including pursuant to plans meeting the requirements of Rule 10b5-1 promulgated by the SEC. Such repurchases or exchanges, if any, will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.  In the six months ended June 30, 2019, the Company purchased 70,636 shares of its common stock at a total cost of $6,180,000, on the open market.  As of June 30, 2019, there were 423,651 shares remaining under the current share repurchase authorization.

Debt and Credit Facilities

Consolidated balance sheet debt decreased to $232.6 million as of June 30, 2019 from $276.1 million at December 31, 2018.  Net debt (which is defined as total debt minus cash – see the Reconciliation of Non-GAAP Net Debt section of this MD&A) decreased by $18.6 million for the first half of 2019, from a negative $24.1 million to a negative $42.7 million, partially due to lower working capital requirements.

As of June 30, 2019, the ratio of total debt to total debt plus shareholders’ equity was 21 percent compared to 25 percent at December 31, 2018. As of June 30, 2019, the ratio of net debt to net debt plus shareholders’ equity was a negative 5 percent, compared to a negative 3 percent at December 31, 2018.

On January 30, 2018, the Company entered into a five year committed $350 million multi-currency revolving credit facility with a syndicate of banks that matures on January 30, 2023.  This revolving credit facility replaced the Company’s prior $125 million credit agreement.  This credit agreement allows the Company to make unsecured borrowings, as requested from time to time, to finance working capital needs, permitted acquisitions, capital expenditures and for general corporate purposes. This unsecured facility is the Company’s primary source of short-term borrowings. As of June 30, 2019, the Company had outstanding letters of credit totaling $5.2 million under the revolving credit agreement and no borrowings, with $344.8 million remaining available.

The Company anticipates that cash from operations, committed credit facilities and cash on hand will be sufficient to fund anticipated capital expenditures, working capital, dividends and other planned financial commitments for the foreseeable future.

Certain foreign subsidiaries of the Company maintain short-term bank lines of credit in their respective local currencies to meet working capital requirements as well as to fund capital expenditure programs and acquisitions. At June 30, 2019, the Company’s foreign subsidiaries had outstanding debt of $1.3 million.

The Company has material debt agreements that require the maintenance of minimum interest coverage and minimum net worth. These agreements also limit the incurrence of additional debt as well as the payment of dividends and repurchase of treasury shares. As of June 30, 2019, testing for these agreements was based on the Company’s consolidated financial statements. Under the most restrictive of these debt covenants:

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

The Company believes it was in compliance with all of its loan agreements as of June 30, 2019.

ENVIRONMENTAL AND LEGAL MATTERS

The Company’s operations are subject to extensive federal, state and local environmental laws and regulations and similar laws in the other countries in which the Company does business. Although the Company's environmental policies and practices are designed to ensure compliance with these laws and regulations, future developments and increasingly stringent environmental regulation may require the Company to make additional unforeseen environmental expenditures. The Company will continue to invest in the equipment and facilities necessary to comply with existing and future regulations.  During the first six months of 2019 and 2018, the Company’s expenditures for capital projects related to the environment were $0.7 million and $2.1 million, respectively. These projects are capitalized and depreciated over their estimated useful lives, which are typically 10 years.  Recurring costs associated with the operation and maintenance of facilities for waste treatment and disposal and managing environmental compliance in ongoing operations at the Company’s manufacturing locations were $15.2 million and $14.0 million for the six months ended June 30, 2019 and 2018, respectively.

Over the years, the Company has received requests for information related to or has been named by the government as a PRP at a number of waste disposal sites where cleanup costs have been or may be incurred under CERCLA and similar state or foreign statutes. In addition, damages are being claimed against the Company in general liability actions for alleged personal injury or property damage in the case of some disposal and plant sites. The Company believes that it has made adequate provisions for the costs it is likely to incur with respect to the sites. It is the Company’s accounting policy to record liabilities when environmental assessments and/or remedial efforts are probable and the cost or range of possible costs can be reasonably estimated.  When no amount within the range is a better estimate than any other amount, the minimum is accrued.  Some of the factors on which the Company bases its estimates include information provided by feasibility studies, PRP negotiations and the development of remedial action plans. After partial remediation payments at certain sites, the Company has estimated a range of possible environmental and legal losses of $23.9 million to $45.0 million at June 30, 2019, compared to $23.4 million to $44.7 million at December 31, 2018. Within the range of possible environmental losses, management currently concluded that no single amount is more likely to occur than any other amounts in the ranges and, thus, has accrued at the lower end of the ranges; that accrual totaled $23.9 million at June 30, 2019 and $23.4 million at December 31, 2018.  Because the liabilities accrued are estimates, actual amounts could differ materially from the amounts reported. Cash expenditures related to legal and environmental matters were $2.5 million for the six months ended June 30, 2019, compared to $0.6 million for the same period in 2018.  The majority of the 2019 cash expenditures relate to environmental remediation costs at the Company’s Maywood, New Jersey site.

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

OUTLOOK

Management believes its Surfactant strategy, inclusive of its focus on end market diversification efforts, Tier 2 and Tier 3 customers and cost out activities will continue to contribute to margin improvement despite the challenging current environment.  Management believes Polymers will continue to benefit from the growing market for insulation materials and remains optimistic the business will deliver both full year volume growth and incremental margin improvement versus the prior year.  Management believes full year Specialty Products results will improve versus prior year.

CRITICAL ACCOUNTING POLICIES

There have been no changes to the critical accounting policies disclosed in the Company’s 2018 Annual Report on Form 10-K.

RECONCILIATION OF NON-GAAP ADJUSTED NET INCOME AND EARNINGS PER SHARE

	Three Months Ended June 30
(In millions, except per share amounts)	2019		2018
	Net Income	Diluted EPS	Net Income	Diluted EPS
Net Income Attributable to the Company as Reported(1)	$30.2	$1.30	$33.4	$1.44

Deferred Compensation (Income) Expense (including related investment activity)	1.6	0.07	(1.3)	(0.05)
Business Restructuring	0.5	0.02	0.3	0.01
Cash-settled SARs	0.3	0.01	(0.6)	(0.03)
Environmental Remediation	2.9	0.12	0.0	0.00
Early Debt Repayment	1.2	0.05	0.0	0.00
Cumulative Tax Effect on Above Adjustment Items	(1.6)	(0.07)	0.4	0.02
Adjusted Net Income(1)	$35.1	$1.50	$32.2	$1.39
	Six Months Ended June 30
(In millions, except per share amounts)	2019		2018
	Net Income	Diluted EPS	Net Income	Diluted EPS
Net Income Attributable to the Company as Reported(1)	$55.2	$2.37	$65.4	$2.80

Deferred Compensation Expense (including related investment activity)	6.7	0.29	0.0	0.00
Business Restructuring	1.2	0.05	0.6	0.02
Cash-settled SARs	1.9	0.08	(0.1)	0.00
Environmental Remediation	2.9	0.12	0.0	0.00
Early Debt Repayment	1.2	0.05	0.0	0.00
Cumulative Tax Effect on Above Adjustment Items	(3.3)	(0.14)	(0.1)	0.00
Adjusted Net Income(1)	$65.8	$2.82	$65.8	$2.82
(1)

The 2018 amounts for the noted line items have been retrospectively changed from the amounts originally reported as a result of the Company’s first quarter 2019 change in method of accounting for U.S. inventory valuation from LIFO to FIFO.

Management believes that certain non-GAAP measures, when presented in conjunction with comparable GAAP measures, are useful for evaluating the Company’s operating performance and provide better clarity on the impact of non-operational items. Internally, the Company uses this non-GAAP information as an indicator of business performance and evaluates management’s effectiveness with specific reference to these indicators. These measures should be considered in addition to, not a substitute for or superior to, measures of financial performance prepared in accordance with GAAP. The cumulative tax effect was calculated using the statutory tax rates for the jurisdictions in which the noted transactions occurred.

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

(In millions)	June 30, 2019	December 31, 2018
Current Maturities of Long-Term Debt as Reported	$24.9	$37.1
Long-Term Debt as Reported	207.7	239.0
Total Debt as Reported	232.6	276.1
Less Cash and Cash Equivalents as Reported	(275.3)	(300.2)
Net Debt	$(42.7)	$(24.1)

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the market risks described in the Company’s 2018 Annual Report on Form 10-K.

Item 4 – Controls and Procedures

a.	Evaluation of Disclosure Controls and Procedures

We have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2019. Based on this evaluation of our disclosure controls and procedures, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2019, such that the information required to be disclosed in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

b.	Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II OTHER INFORMATION

Item 1 – Legal Proceedings

On April 3, 2019, the Company received a prefiling notice from USEPA for alleged violations of FIFRA associated with three of the Company’s biocide products sold by a licensed distributor. On June 12, 2019, USEPA issued a Consent Agreement and Final Order (CAFO) to the Company for the alleged FIFRA violations. The CAFO assessed a civil penalty of $612,718, which the Company paid on July 10, 2019.

There have been no other material changes to the legal proceedings disclosed in the Company’s 2018 Annual Report on Form 10-K.

Item 1A – Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s 2018 Annual Report on Form 10-K.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Below is a summary by month of share purchases by the Company during the second quarter of 2019:

Month	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)		Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 2019	—		$—	—		—
May 2019	58,325	(2)	$87.28	58,325	(2)	435,062
June 2019	11,411	(2)	$88.81	11,411	(2)	423,651

Total	69,736		$87.53	69,736		423,651

(1)	On February 19, 2013, the Company’s Board of Directors authorized the Company to repurchase up to 1,000,000 shares of its outstanding common stock.
(2)	Represents shares of Company common stock purchased on the open market.

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Mine Safety Disclosures

Not applicable

Item 5 – Other Information

None

Item 6 – Exhibits

Exhibit No.		Description

31.1	–	Certification of President and Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)

31.2	–	Certification of Vice President and Chief Financial Officer pursuant to Exchange Act Rule 13a- 14(a)/15d-14(a)

32	–	Certification pursuant to 18 U.S.C. Section 1350

101.INS	–	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document

101.SCH	–	Inline XBRL Taxonomy Extension Schema Document

101.CAL	–	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	–	Inline XBRL Taxonomy Extension Definition Document

101.LAB	–	Inline XBRL Taxonomy Extension Label Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEPAN COMPANY

Date:  July 31, 2019

/s/ Luis E. Rojo
Luis E. Rojo
Vice President and Chief Financial Officer