Form 10-Q
period 2019-09-30
STEPAN CO
filed 2019-10-30
CIK 94049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                 TO

Commission File Number 1-4462

STEPAN COMPANY

(Exact name of registrant as specified in its charter)

Delaware	36-1823834
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification Number)

22 West Frontage Road, Northfield, Illinois 60093

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes   ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 22, 2019
Common Stock, $1 par value	22,505,067 Shares

Part I FINANCIAL INFORMATION

Item 1 - Financial Statements

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Unaudited

(In thousands, except per share amounts)	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018 As Adjusted	2019	2018 As Adjusted
Net Sales	$451,582	$507,997	$1,413,755	$1,527,198
Cost of Sales(1)	374,180	424,421	1,158,785	1,262,443
Gross Profit(1)	77,402	83,576	254,970	264,755
Operating Expenses:
Selling	14,186	14,613	42,295	42,872
Administrative	19,708	21,904	60,558	59,441
Research, development and technical services	13,473	13,977	40,228	41,311
Deferred compensation expense	1,610	4,222	11,478	4,971
	48,977	54,716	154,559	148,595
Business restructuring expenses (Note 17)	(459)	(1,715)	(1,642)	(2,346)
Operating Income(1)	27,966	27,145	98,769	113,814
Other Income (Expense):
Interest, net	(1,402)	(2,797)	(5,021)	(8,620)
Other, net (Note 16)	885	346	4,265	1,990
	(517)	(2,451)	(756)	(6,630)

Income Before Provision for Income Taxes(1)	27,449	24,694	98,013	107,184
Provision for Income Taxes(1)	1,569	2,940	16,945	20,033
Net Income(1)	25,880	21,754	81,068	87,151
Net Loss Attributable to Noncontrolling Interests (Note 3)	9	-	23	9
Net Income Attributable to Stepan Company(1)	$25,889	$21,754	$81,091	$87,160

Net Income Per Common Share Attributable to Stepan Company (Note 11):
Basic(1)	$1.12	$0.95	$3.52	$3.78
Diluted(1)	$1.11	$0.93	$3.48	$3.74

Shares Used to Compute Net Income Per Common Share Attributable to Stepan Company (Note 11):
Basic	23,025	22,986	23,070	23,036
Diluted	23,300	23,288	23,320	23,324

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

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited

(In thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018 As Adjusted	2019	2018 As Adjusted
Net income(1)	$25,880	$21,754	$81,068	$87,151
Other comprehensive income:
Foreign currency translation adjustments(2) (Note 12)	(19,287)	(2,534)	(11,290)	(28,776)
Defined benefit pension adjustments, net of tax (Note 12)	473	788	1,558	2,293
Derivative instrument activity, net of tax (Note 12)	(2)	(2)	(6)	(7)
Total other comprehensive income	(18,816)	(1,748)	(9,738)	(26,490)
Comprehensive income (1)	7,064	20,006	71,330	60,661
Comprehensive loss attributable to noncontrolling interests (Note 3)	41	31	62	55
Comprehensive income attributable to Stepan Company(1)	$7,105	$20,037	$71,392	$60,716

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

STEPAN COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(Dollars in thousands)	September 30, 2019	December 31, 2018 As Adjusted
Assets
Current Assets:
Cash and cash equivalents	$285,995	$300,194
Receivables, net	283,016	280,025
Inventories(1) (Note 2)(Note 7)	203,303	231,528
Other current assets	25,714	22,146
Total current assets(1)	798,028	833,893
Property, Plant and Equipment:
Cost	1,713,245	1,666,790
Less: Accumulated depreciation	(1,101,966)	(1,057,898)
Property, plant and equipment, net	611,279	608,892
Goodwill, net	22,144	22,954
Other intangible assets, net	11,518	14,244
Long-term investments (Note 4)	26,389	25,082
Operating lease assets	38,027	—
Other non-current assets(1)	10,985	9,549
Total assets(1)	$1,518,370	$1,514,614
Liabilities and Equity
Current Liabilities:
Current maturities of long-term debt (Note 15)	$24,137	$37,058
Accounts payable	175,808	205,954
Accrued liabilities	93,018	95,570
Total current liabilities	292,963	338,582
Deferred income taxes(1)	25,218	24,961
Long-term debt, less current maturities (Note 15)	207,783	239,022
Non-current operating lease liabilities	29,064	—
Other non-current liabilities	108,435	103,864
Commitments and Contingencies (Note 9)
Equity:
Common stock, $1 par value; authorized 60,000,000 shares; Issued 26,481,229 shares in 2019 and 26,286,587 shares in 2018	26,481	26,309
Additional paid-in capital	191,404	182,881
Accumulated other comprehensive loss(2) (Note 12)	(156,507)	(141,483)
Retained earnings(1)(2)	906,612	837,107
Less: Common treasury stock, at cost, 3,976,162 shares in 2019 and 3,773,946 shares in 2018	(113,781)	(97,389)
Total Stepan Company stockholders’ equity(1)	854,209	807,425
Noncontrolling interests (Note 3)	698	760
Total equity(1)	854,907	808,185
Total liabilities and equity(1)	$1,518,370	$1,514,614

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

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(In thousands)	Nine Months Ended September 30
	2019	2018 As Adjusted
Cash Flows From Operating Activities
Net income(1)	$81,068	$87,151
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58,545	60,778
Deferred compensation	11,478	4,971
Realized and unrealized gains on long-term investments	(2,806)	(1,241)
Stock-based compensation	7,045	6,722
Deferred income taxes(1)	(2,291)	6,846
Other non-cash items	2,192	1,370
Changes in assets and liabilities:
Receivables, net	(8,959)	(34,807)
Inventories(1)	25,879	(23,366)
Other current assets	(3,750)	727
Accounts payable and accrued liabilities	(35,330)	(6,906)
Pension liabilities	(979)	(5,059)
Environmental and legal liabilities	800	(763)
Deferred revenues	(243)	(243)
Net Cash Provided By Operating Activities	132,649	96,180
Cash Flows From Investing Activities
Expenditures for property, plant and equipment	(70,829)	(62,895)
Business acquisition (Note 18)	-	(21,475)
Other, net	2,332	1,684
Net Cash Used In Investing Activities	(68,497)	(82,686)
Cash Flows From Financing Activities
Revolving debt and bank overdrafts, net	(6,929)	1,379
Other debt repayments	(37,143)	(5,714)
Dividends paid	(16,911)	(15,225)
Company stock repurchased	(13,184)	(13,500)
Stock option exercises	2,830	3,488
Other, net	(3,101)	(4,504)
Net Cash Used In Financing Activities	(74,438)	(34,076)
Effect of Exchange Rate Changes on Cash	(3,913)	(4,324)
Net Decrease in Cash and Cash Equivalents	(14,199)	(24,906)
Cash and Cash Equivalents at Beginning of Period	300,194	298,894
Cash and Cash Equivalents at End of Period	$285,995	$273,988
Supplemental Cash Flow Information
Cash payments of income taxes, net of refunds/payments	$21,698	$25,190
Cash payments of interest	$9,311	$8,553

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

September 30, 2019

Unaudited

1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements included herein have been prepared by Stepan Company (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate and make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company’s financial position as of September 30, 2019, and its results of operations for the three and nine months ended September 30, 2019 and 2018, and cash flows for the nine months ended September 30, 2019 and 2018, have been included. These financial statements and related footnotes should be read in conjunction with the financial statements and related footnotes included in the Company’s 2018 Annual Report on Form 10-K.

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

The following tables present the prior year financial statement line items that have been affected by the retrospective change in accounting principle:

Income Statement

(In thousands, except per share amounts)	Three Months Ended September 30, 2018
	As originally reported under LIFO	Effect of change	As adjusted under FIFO
Cost of Sales	$423,872	$549	$424,421
Gross Profit	84,125	(549)	83,576
Operating Income	27,694	(549)	27,145
Income Before Provision for Income Taxes	25,243	(549)	24,694
Provision for Income Taxes	3,075	(135)	2,940
Net Income	22,168	(414)	21,754
Net Income Attributable to Stepan Company	22,168	(414)	21,754
Net Income Per Diluted Common Share Attributable to Stepan Company	$0.95	$(0.02)	$0.93

(In thousands, except per share amounts)	Nine Months Ended September 30, 2018
	As originally reported under LIFO	Effect of change	As adjusted under FIFO
Cost of Sales	$1,264,223	$(1,780)	$1,262,443
Gross Profit	262,975	1,780	264,755
Operating Income	112,034	1,780	113,814
Income Before Provision for Income Taxes	105,404	1,780	107,184
Provision for Income Taxes	19,597	436	20,033
Net Income	85,807	1,344	87,151
Net Income Attributable to Stepan Company	85,816	1,344	87,160
Net Income Per Diluted Common Share Attributable to Stepan Company	$3.68	$0.06	$3.74

Balance Sheet

(In thousands)	December 31, 2018
	As originally reported under LIFO	Effect of change	As adjusted under FIFO
Inventories	$200,165	$31,363	$231,528
Other Non-Current Assets	10,964	(1,415)	9,549
Total Assets	1,484,666	29,948	1,514,614
Deferred Income Taxes	$18,672	$6,289	$24,961
Retained Earnings	813,448	23,659	837,107
Total Liabilities and Equity	1,484,666	29,948	1,514,614

Statement of Cash Flows

(In thousands)	Nine Months Ended September 30, 2018
	As originally reported under LIFO	Effect of change	As adjusted under FIFO
Net Income	$85,807	$1,344	$87,151
Deferred Income Taxes	6,410	436	6,846
Change in Assets and Liabilities:
Inventories	(21,586)	(1,780)	(23,366)

The following tables present what current year financial statement line items would have been had the Company not changed its method of accounting for U.S. inventories from the LIFO to FIFO basis:

Income Statement

(In thousands, except per share amounts)	Three Months Ended September 30, 2019
	As reported under FIFO	Effect of change	As computed under LIFO
Cost of Sales	$374,180	$(1,000)	$373,180
Gross Profit	77,402	1,000	78,402
Operating Income	27,966	1,000	28,966
Income Before Provision for Income Taxes	27,449	1,000	28,449
Provision for Income Taxes	1,569	246	1,815
Net Income	25,880	754	26,634
Net Income Attributable to Stepan Company	25,889	754	26,643
Net Income Per Diluted Common Share Attributable to Stepan Company	$1.11	$0.03	$1.14

(In thousands, except per share amounts)	Nine Months Ended September 30, 2019
	As reported under FIFO	Effect of change	As computed under LIFO
Cost of Sales	$1,158,785	$(3,000)	$1,155,785
Gross Profit	254,970	3,000	257,970
Operating Income	98,769	3,000	101,769
Income Before Provision for Income Taxes	98,013	3,000	101,013
Provision for Income Taxes	16,945	738	17,683
Net Income	81,068	2,262	83,330
Net Income Attributable to Stepan Company	81,091	2,262	83,353
Net Income Per Diluted Common Share Attributable to Stepan Company	$3.48	$0.10	$3.58

Balance Sheet

(In thousands)	September 30, 2019
	As reported under FIFO	Effect of change	As computed under LIFO
Inventories	$203,303	$(28,363)	$174,940
Other Non-Current Assets	10,985	1,415	12,400
Total Assets	1,518,370	(26,948)	1,491,422
Deferred Income Taxes	$25,218	$(5,551)	$19,667
Retained Earnings	906,612	(21,397)	885,215
Total Liabilities and Equity	1,518,370	(26,948)	1,491,422

Statement of Cash Flows

(In thousands)	Nine Months Ended September 30, 2019
	As reported under FIFO	Effect of change	As computed under LIFO
Net Income	$81,068	$2,262	$83,330
Deferred Income Taxes	(2,291)	738	(1,553)
Change in Assets and Liabilities:
Inventories	25,879	(3,000)	22,879

3.	RECONCILIATIONS OF EQUITY

Below are reconciliations of total equity, Company equity and equity attributable to noncontrolling interests for the three and nine months ended September 30, 2019 and 2018:

(In thousands, except share and per share amounts)	Total	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest (1)
Balance at June 30, 2019	858,397	26,453	188,781	(106,202)	(137,723)	886,349	739

Issuance of 13,256 shares of common stock under stock option plan	667	13	654	—	—	—	—

Purchase of 73,821 shares of common stock	(7,003)	—	—	(7,003)	—	—	—

Stock-based and deferred compensation	1,408	15	1,969	(576)	—	—	—

Net income	25,880	—	—	—	—	25,889	(9)

Other comprehensive income	(18,816)	—	—	—	(18,784)	—	(32)

Cash dividends paid:
Common stock ($0.25 per share)	(5,626)	—	—	—	—	(5,626)	—
Balance at September 30, 2019	$854,907	$26,481	$191,404	$(113,781)	$(156,507)	$906,612	$698

(In thousands, except share and per share amounts)	Total	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest (1)
Balance at December 31, 2018(2)	$808,185	$26,309	$182,881	$(97,389)	$(141,483)	$837,107	$760

Issuance of 56,385 shares of common stock under stock option plan	2,830	56	2,774	—	—	—	—

Purchase of 144,457 shares of common stock	(13,184)	—	—	(13,184)	—	—	—

Stock-based and deferred compensation	2,657	116	5,749	(3,208)	—	—	—

Net income	81,068	—	—	—	—	81,091	(23)

Other comprehensive income	(9,738)	—	—	—	(9,699)	—	(39)

Cash dividends paid:
Common stock ($0.75 per share)	(16,911)	—	—	—	—	(16,911)	—

Other (3)	—	—	—	—	(5,325)	5,325	—
Balance at September 30, 2019	$854,907	$26,481	$191,404	$(113,781)	$(156,507)	$906,612	$698

(In thousands, except share and per share amounts)	Total	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest (1)
Balance at June 30, 2018(2)	789,096	26,279	177,779	(93,559)	(124,290)	802,093	794

Issuance of 5,032 shares of common stock under stock option plan	214	5	209	—	—	—	—

Purchase of 16,833 shares of common stock	(1,500)	—	—	(1,500)	—	—	—

Stock-based and deferred compensation	2,311	3	2,380	(72)	—	—	—

Net income (2)	21,754	—	—	—	—	21,754	—

Other comprehensive income	(1,748)	—	—	—	(1,717)	—	(31)

Cash dividends paid:
Common stock ($0.23 per share)	(5,065)	—	—	—	—	(5,065)	—
Balance at September 30, 2018(2)	$805,062	$26,287	$180,368	$(95,131)	$(126,007)	$818,782	$763

(In thousands, except share and per share amounts)	Total	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest (1)
Balance, December 31, 2017(2)	$766,218	$26,071	$170,408	$(78,561)	$(99,563)	$747,045	$818

Issuance of 85,394 shares of common stock under stock option plan	3,488	85	3,403	—	—	—	—

Purchase of 156,524 shares of common stock	(13,500)	—	—	(13,500)	—	—	—

Stock-based and deferred compensation	3,618	131	6,557	(3,070)	—	—	—

Net income (2)	87,151	—	—	—	—	87,160	(9)

Other comprehensive income	(26,490)	—	—	—	(26,444)	—	(46)

Cash dividends paid:
Common stock ($0.70 per share)	(15,225)	—	—	—	—	(15,225)	—

Other (4)	(198)	—	—	—	—	(198)	—
Balance at September 30, 2018(2)	$805,062	$26,287	$180,368	$(95,131)	$(126,007)	$818,782	$763

(1)	Reflects the noncontrolling interest in the Company’s China joint venture.
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

The following were the financial instruments held by the Company at September 30, 2019, and December 31, 2018, and the methods and assumptions used to estimate the instruments’ fair values:

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

At September 30, 2019, and December 31, 2018, the fair values and related carrying values of debt, including current maturities, were as follows (the fair value and carrying value amounts are presented without regard to unamortized debt issuance costs of $789,000  and $978,000 as of September 30, 2019 and December 31, 2018, respectively):

(In thousands)	September 30, 2019	December 31, 2018
Fair value	$237,766	$274,119
Carrying value	232,709	277,058

The following tables present financial assets and liabilities measured on a recurring basis at fair value as of September 30, 2019, and December 31, 2018, and the level within the fair value hierarchy in which the fair value measurements fall:

(In thousands)	September 30, 2019	Level 1	Level 2	Level 3
Mutual fund assets	$26,389	$26,389	$—	$—
Derivative assets:
Foreign currency contracts	91	—	91	—
Total assets at fair value	$26,480	$26,389	$91	$—
Derivative liabilities:
Foreign currency contracts	$280	$—	$280	$—

(In thousands)	December 31, 2018	Level 1	Level 2	Level 3
Mutual fund assets	$25,082	$25,082	$—	$—
Derivative assets:
Foreign currency contracts	185	—	185	—
Total assets at fair value	$25,267	$25,082	$185	$—
Derivative liabilities:
Foreign currency contracts	$10	$—	$10	$—

5.	DERIVATIVE INSTRUMENTS

The Company is exposed to certain risks relating to its ongoing business operations. The primary risk managed by the use of derivative instruments is foreign currency exchange risk. The Company holds forward foreign currency exchange contracts that are not designated as any type of accounting hedge as defined by GAAP.  The Company uses these contracts to manage its exposure to exchange rate fluctuations on certain Company subsidiary cash, accounts receivable, accounts payable and other obligation balances that are denominated in currencies other than the entities’ functional currencies. The forward foreign exchange contracts are recognized on the balance sheet as either an asset or a liability measured at fair value. Gains and losses arising from recording the foreign exchange contracts at fair value are reported in earnings as offsets to the losses and gains reported in earnings arising from the re-measurement of the asset and liability balances into the applicable functional currencies. At September 30, 2019, and December 31, 2018, the Company had open forward foreign currency exchange contracts, all with durations of one to three months, to buy or sell foreign currencies with U.S. dollar equivalent amounts of $35,857,965 and $28,870,081, respectively.

The fair values of the derivative instruments held by the Company on September 30, 2019, and December 31, 2018, are disclosed in Note 4. Derivative instrument gains and losses for the three- and nine- month periods ended September 30, 2019 and 2018, were immaterial. For amounts reclassified out of accumulated other comprehensive income (loss) (AOCI) into earnings for the three- and nine- month periods ended September 30, 2019 and 2018, see Note 12.

6.	STOCK-BASED COMPENSATION

On September 30, 2019, the Company had stock options, stock awards and stock appreciation rights (SARs) outstanding under its 2011 Incentive Compensation Plan. SARs granted prior to 2015 are cash-settled, and SARs granted after 2014 are stock-settled. Stock options and SARs granted prior to 2017 generally cliff vested after two years. Starting in 2017, stock options and SARs have a three-year graded vesting feature, with one-third of the awards vesting each year. The Company has elected the straight-line method of expense attribution for the stock options and SARs with the graded vesting feature.

Compensation expense recorded for all stock options, stock awards and SARs was as follows:

(In thousands)
Three Months Ended September 30		Nine Months Ended September 30
2019	2018	2019	2018
$2,273	$3,335	$7,045	$6,722

The quarter-over-quarter decrease in stock-based compensation expense was primarily attributable to cash-settled SARs.  The cash-settled SARs compensation expense during the third quarter of 2019 was less than a year ago reflecting a smaller increase in the market value of Company stock during the third quarter of 2019 versus the increase during the third quarter of 2018.

Unrecognized compensation costs for stock options, stock awards and SARs were as follows:

(In thousands)	September 30, 2019	December 31, 2018
Stock options	$2,270	$1,655
Stock awards	4,114	3,180
SARs	4,964	3,566

The increases in unrecognized compensation costs for stock options, stock awards and SARs reflected the 2019 grants of:

Shares
Stock options	72,965
Stock awards (at target)	45,327
SARs	162,624

The unrecognized compensation costs at September 30, 2019, are expected to be recognized over weighted-average periods of 1.9 years, 1.8 years and 1.9 years for stock options, stock awards and SARs, respectively.

7.	INVENTORIES

The composition of inventories at September 30, 2019, and December 31, 2018, was as follows:

(In thousands)	September 30, 2019	December 31, 2018 As Adjusted
Finished goods	$148,320	$163,617
Raw materials	54,983	67,911
Total inventories	$203,303	$231,528

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

The Company’s operating leases are primarily comprised of railcars, real estate, storage tanks, autos, trailers and manufacturing/office equipment. Railcars and real estate comprise approximately 50 percent and 37 percent, respectively, of the Company’s consolidated ROU asset balance. With the exception of real estate, typical lease terms range from one to ten years. Real estate lease terms typically range from one to fifty years. The Company’s two principal real estate leases relate to land leases in the Philippines and Singapore. As of September 30, 2019, the Company had additional leases, primarily for leases of real estate and railcars, that have not commenced of approximately $1.9 million. The majority of these leases will commence in the fourth quarter of 2019 with lease terms ranging from one to five years.

Variability associated with the Company’s lease obligations typically relates to: (i) additional charges based on usage (i.e., railcar mileage in excess of a specified amount) and, (ii) periodic increases associated with Consumer Price Index (CPI) changes (i.e., land rental payments). Appropriate CPI at the inception of a lease is reflected in the Company’s lease liability balances whereas variability based on usage is typically excluded from lease liability amounts. Some of the Company’s leases include options to extend the lease term but these are typically not recognized as part of the ROU asset or lease liability at inception unless it is reasonably certain the renewal option will be exercised. Determining whether a renewal option is reasonably certain to be exercised requires judgment based on the existing facts and circumstances as well as expectations about future business needs. Renewal options are typically re-assessed within one year or less prior to lease termination when the Company is able to more accurately forecast future business needs. Some of the Company’s lease contracts include options to terminate leases early but these are typically not considered unless it is reasonably certain the early termination option will be exercised. The Company’s leases do not typically carry any residual value guarantees and typically payment is not considered probable when such guarantees are included in the contract.

Initial implementation of ASU No. 2016-02, Leases (Topic 842) did not impact compliance with any of the Company’s debt covenants, nor is it expected to in the future. The majority of the Company’s debt agreements contain language that excludes the impact of any new GAAP accounting change.

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

(In thousands)	Three months ended September 30, 2019	Nine months ended September 30, 2019
Lease Cost
Operating lease cost	$2,698	$8,097
Short-term lease cost	1,249	3,367
Variable lease cost	303	884
Total lease cost	$4,250	$12,348
Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$2,718	$8,139
Right-of-use assets obtained in exchange for new operating lease liabilities	1,593	2,482

(In thousands)
Undiscounted Cash Flows:
2019 (excluding the nine months ended September 30, 2019)	$2,734
2020	9,771
2021	6,899
2022	5,699
2023	4,457
Subsequent to 2023	18,376
Total Undiscounted Cash Flows	$47,936
Less: Imputed interest	(9,899)
Present value	$38,037
Current operating lease liabilities (1)	8,973
Non-current operating lease liabilities	29,064
Total lease liabilities	$38,037

(1)	This item is included in Accrued liabilities line on the Company’s Condensed Consolidated Balance Sheet.

Weighted-average remaining lease term-operating leases	9 Years
Weighted-average discount rate-operating leases	4.3%

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

As of September 30, 2019, the Company estimated a range of possible environmental and legal losses of $23.9 million to $45.6 million. Within the range of possible environmental and legal losses, management has currently concluded that no single amount is more likely to occur than any other amounts in the ranges and, thus, has accrued at the lower end of the ranges; that accrual totaled $23.9 million at September 30, 2019 and $23.4 million at December 31, 2018. Cash expenditures related to legal and environmental matters approximated $2.8 million for the nine months ended September 30, 2019, compared to $1.0  million for the same period in 2018.

For certain sites, the Company has responded to information requests made by federal, state or local government agencies but has received no response confirming or denying the Company’s stated positions. As such, estimates of the total costs, or range of possible costs, of remediation, if any, or the Company’s share of such costs, if any, cannot be determined with respect to these sites. Consequently, the Company is unable to predict the effect thereof on the Company’s financial position, cash flows and results of operations. Based upon the Company’s present knowledge with respect to its involvement at these sites, the possibility of other viable entities’ responsibilities for cleanup, and the extended period over which any costs would be incurred, management believes that the Company has no material liability at these sites and that these matters, individually and in the aggregate, will not have a material effect on the Company’s financial position. However, in the event of one or more adverse determinations with respect to such sites in any annual or interim period, the effect on the Company’s cash flows and results of operations for those periods could be material.

Following are summaries of the material contingencies at September 30, 2019:

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

Wilmington Site

The Company is currently contractually obligated to contribute to the response costs associated with the Company’s formerly-owned site in Wilmington, Massachusetts. Remediation at this site is being managed by its current owner, to whom the Company sold the property in 1980. Under the agreement, once total site remediation costs exceed certain levels, the Company is obligated to contribute up to five percent of future response costs associated with this site with no limitation on the ultimate amount of contributions. The Company has paid the current owner $2.8 million for the Company’s portion of environmental response costs through September 30, 2019. The Company has recorded a liability for its portion of the estimated remediation costs for the site. Depending on the ultimate cost of the remediation at this site, the amount for which the Company is liable could differ materially from the current estimates.

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

Components of Net Periodic Benefit Cost

	UNITED STATES
(In thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
Interest cost	$1,640	$1,566	$4,962	$4,645
Expected return on plan assets	(2,365)	(2,320)	(7,087)	(6,962)
Amortization of net actuarial loss	563	987	1,867	2,860
Net periodic benefit cost	$(162)	$233	$(258)	$543

	UNITED KINGDOM
(In thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
Interest cost	$134	$138	$416	$430
Expected return on plan assets	(190)	(216)	(589)	(673)
Amortization of net actuarial loss	59	53	184	166
Net periodic benefit cost	$3	$(25)	$11	$(77)

Employer Contributions

U.S. Plans

As a result of pension funding relief provisions included in the Highway and Transportation Funding Act of 2014, the Company is not required to make contributions to the funded U.S. qualified defined benefit plans. Approximately $312,000 is expected to be paid related to the unfunded non-qualified plans in 2019. Of such amount, $256,000 had been paid related to the non-qualified plans as of September 30, 2019.

U.K. Plan

The Company’s U.K. subsidiary expects to contribute approximately $476,000 to its defined benefit pension plan in 2019. Of such amount, $408,000 had been contributed to the plan as of September 30, 2019.

Defined Contribution Plans

The Company sponsors retirement savings defined contribution plans that cover eligible U.S. and U.K. employees. The Company’s U.S. retirement plans include two qualified plans, one of which is a 401(k) plan and one of which is an employee stock ownership plan, and one non-qualified supplemental executive plan. In the nine months ended September 30, 2019 and 2018, the Company made profit sharing contributions into the qualified retirement plans for U.S. employees and for certain non-U.S. employees. Profit sharing contributions were determined using a formula applied to Company earnings.  In 2018, for U.S. employees, who received the majority of profit sharing contributions, profit sharing contributions were made partly to the 401(k) plan and partly to the employee stock ownership plan and in 2019, profit sharing contributions were made to the employee stock ownership plan.  Profit sharing contributions are allocated to participant accounts on the basis of participant base earnings.

Defined contribution plan expenses for the Company’s qualified contribution plans were as follows:

(In thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
Retirement savings contributions	$1,777	$1,738	$5,401	$5,201
Profit sharing contributions	567	759	2,413	2,769
Total	$2,344	$2,497	$7,814	$7,970

The Company has a rabbi trust to fund the obligations of its non-qualified supplemental executive defined contribution plans (supplemental plans). The trust comprises various mutual fund investments selected by the participants of the supplemental plans. In accordance with the accounting guidance for rabbi trust arrangements, the assets of the trust and the obligations of the supplemental plans are reported on the Company’s consolidated balance sheets. The Company elected the fair value option for the mutual fund investment assets so that offsetting changes in the mutual fund values and defined contribution plan obligations would be recorded in earnings in the same period. Therefore, the mutual funds are reported at fair value with any subsequent changes in fair value recorded in the consolidated statements of income. The liabilities related to the supplemental plans increase (i.e., supplemental plan expense is recognized) when the value of the trust assets appreciates and decrease when the value of the trust assets declines (i.e., supplemental plan income is recognized). At September 30, 2019, the balance of the trust assets was $1,670,000, which equaled the balance of the supplemental plan liabilities (see the long-term investments section in Note 4 for further information regarding the Company’s mutual fund assets).

11.	EARNINGS PER SHARE

Below are the computations of basic and diluted earnings per share for the three and nine months ended September 30, 2019 and 2018:

(In thousands, except per share amounts)	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018 As Adjusted	2019	2018 As Adjusted
Computation of Basic Earnings per Share
Net income attributable to Stepan Company (1)	$25,889	$21,754	$81,091	$87,160
Weighted-average number of common shares outstanding	23,025	22,986	23,070	23,036
Basic earnings per share (1)	$1.12	$0.95	$3.52	$3.78

Computation of Diluted Earnings per Share
Net income attributable to Stepan Company (1)	$25,889	$21,754	$81,091	$87,160
Weighted-average number of shares outstanding	23,025	22,986	23,070	23,036
Add weighted-average net shares from assumed exercise of options (under treasury stock method) (2)	102	103	95	103
Add weighted-average net shares related to unvested stock awards (under treasury stock method)	1	3	2	2
Add weighted-average net shares from assumed exercise of SARs (under treasury stock method) (2)	135	113	120	111
Add weighted-average contingently issuable net shares related to performance stock awards (under treasury stock method)	37	83	33	72
Weighted-average shares applicable to diluted earnings	23,300	23,288	23,320	23,324
Diluted earnings per share (1)	$1.11	$0.93	$3.48	$3.74
(1)

The 2018 amounts for the noted line items have been retrospectively changed from the amounts originally reported as a result of the Company’s first quarter 2019 change in method of accounting for U.S. inventory valuation from LIFO to FIFO.

(2) Options/SARs to acquire 142,833 shares of Company common stock were excluded from the computations of diluted earnings per share for the nine months ended September 30, 2019.  Options/SARs to acquire 65,919 shares of Company common stock were excluded from the computations of diluted earnings per share for the nine months ended September 30, 2018.  Inclusion of the instruments would have had antidilutive effects on the computations of the earnings per share.

12.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

In conjunction with the adoption of ASU 2018-02, the Company reclassified $5,325,000 of other comprehensive loss, associated with retirement plans, from accumulated other comprehensive loss to retained earnings effective January 1, 2019.  Below is the change in the Company’s AOCI balance by component (net of income taxes) for the three and nine months ended September 30, 2019 and 2018:

(In thousands)	Foreign Currency Translation Adjustments	Defined Benefit Pension Plan Adjustments	Cash Flow Hedge Adjustments	Total
Balance at June 30, 2018	$(96,788)	$(27,588)	$86	$(124,290)
Other comprehensive income before reclassifications	(2,503)	—	—	(2,503)
Amounts reclassified from AOCI	—	788	(2)	786
Net current-period other comprehensive income	(2,503)	788	(2)	(1,717)
Balance at September 30, 2018	$(99,291)	$(26,800)	$84	$(126,007)

Balance at June 30, 2019	$(100,477)	$(37,323)	$77	$(137,723)
Other comprehensive income before reclassifications	(19,255)	—	—	(19,255)
Amounts reclassified from AOCI	—	473	(2)	471
Net current-period other comprehensive income	(19,255)	473	(2)	(18,784)
Balance at September 30, 2019	$(119,732)	$(36,850)	$75	$(156,507)

Balance at December 31, 2017	$(70,561)	$(29,093)	$91	$(99,563)
Other comprehensive income before reclassifications	(28,730)	—	—	(28,730)
Amounts reclassified from AOCI	—	2,293	(7)	2,286
Net current-period other comprehensive income	(28,730)	2,293	(7)	(26,444)
Balance at September 30, 2018	$(99,291)	$(26,800)	$84	$(126,007)

Balance at December 31, 2018	$(108,481)	$(33,083)	$81	$(141,483)
Other comprehensive income before reclassifications	(11,251)	—	—	(11,251)
Amounts reclassified from AOCI	—	1,558	(6)	1,552
Remeasurement adjustment related to the Tax Act (1)	—	(5,325)	—	(5,325)
Net current-period other comprehensive income	(11,251)	(3,767)	(6)	(15,024)
Balance at September 30, 2019	$(119,732)	$(36,850)	$75	$(156,507)

(1)

Represents reclassification of the stranded tax effects resulting from the U.S. Tax Cuts and Jobs Act (Tax Act) from accumulated other comprehensive income (loss) to retained earnings in accordance with ASU 2018-02. See Note 19 for more details.

Information regarding the reclassifications out of AOCI for the three and nine month periods ended September 30, 2019 and 2018, is displayed below:

(In thousands)	Amount Reclassified from AOCI (a)
AOCI Components	Three Months Ended September 30		Nine Months Ended September 30		Affected Line Item in Consolidated Statements of Income
	2019	2018	2019	2018
Amortization of defined benefit pension actuarial losses	$(622)	$(1,040)	$(2,051)	$(3,026)	(b)
	149	252	493	733	Tax benefit
	$(473)	$(788)	$(1,558)	$(2,293)	Net of tax
Gains and losses on cash flow hedges:
Foreign exchange contracts	2	2	6	7	Cost of sales
	2	2	6	7	Total before tax
	—	—	—	—	Tax benefit
	$2	$2	$6	$7	Net of tax
Total reclassifications for the period	$(471)	$(786)	$(1,552)	$(2,286)	Net of tax

(a)	Amounts in parentheses denote expense to statement of income.
(b)	This component of accumulated other comprehensive income is included in the computation of net periodic benefit cost (see Note 10 for additional details).

13.	SEGMENT REPORTING

The Company has three reportable segments: Surfactants, Polymers and Specialty Products. Net sales by segment for the three and nine months ended September 30, 2019 and 2018, were as follows:

(In thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
Segment Net Sales
Surfactants	$299,719	$346,884	$962,749	$1,062,708
Polymers	135,089	141,646	395,904	404,446
Specialty Products	16,774	19,467	55,102	60,044
Total	$451,582	$507,997	$1,413,755	$1,527,198

Segment operating income and reconciliations of segment operating income to income before provision for income taxes for the three and nine months ended September 30, 2019 and 2018, are summarized below:

(In thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018 As Adjusted	2019	2018 As Adjusted
Segment Operating Income
Surfactants(1)	$19,660	$28,824	$88,913	$104,370
Polymers(1)	23,283	19,259	58,148	56,863
Specialty Products	2,261	2,653	11,374	6,543
Segment operating income(1)	45,204	50,736	158,435	167,776
Business restructuring	(459)	(1,715)	(1,642)	(2,346)
Unallocated corporate expenses(2)	(16,779)	(21,876)	(58,024)	(51,616)
Consolidated operating income(1)	27,966	27,145	98,769	113,814
Interest expense, net	(1,402)	(2,797)	(5,021)	(8,620)
Other, net	885	346	4,265	1,990
Income before provision for income taxes(1)	$27,449	$24,694	$98,013	$107,184

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

As of September 30, 2019, the Company did not have any contract assets or contract liabilities. A contract liability would typically arise when an advance or deposit is received from a customer before the Company recognizes revenue. In practice, this is extremely rare as it would require a customer to make a payment prior to a performance obligation being satisfied. If such a situation did arise the Company would maintain a deferred revenue liability until the time a performance obligation has been satisfied. The Company did not recognize any revenue in the current period from any pre-existing contract liability balance.

The tables below provide a geographic disaggregation of net sales for the three and nine months ended September 30, 2019 and 2018. The Company’s business segmentation by geographic region most effectively captures the nature and economic characteristics of the Company’s revenue streams.

	For the Three Months Ended September 30, 2019
(In thousands)
	Surfactants	Polymers	Specialty Products	Total
Geographic Market
North America	$178,799	$84,397	$14,035	$277,231
Europe	57,190	39,852	2,739	99,781
Latin America	51,940	792	—	52,732
Asia	11,790	10,048	—	21,838
Total	$299,719	$135,089	$16,774	$451,582

	For the Three Months Ended September 30, 2018
(In thousands)
	Surfactants	Polymers	Specialty Products	Total
Geographic Market
North America	$205,032	$87,720	$16,877	$309,629
Europe	68,120	45,780	2,590	116,490
Latin America	58,560	978	—	59,538
Asia	15,172	7,168	—	22,340
Total	$346,884	$141,646	$19,467	$507,997

	For the Nine Months Ended September 30, 2019
(In thousands)
	Surfactants	Polymers	Specialty Products	Total
Geographic Market
North America	$584,816	$242,154	$46,127	$873,097
Europe	183,028	126,042	8,975	318,045
Latin America	156,709	2,439	—	159,148
Asia	38,196	25,269	—	63,465
Total	$962,749	$395,904	$55,102	$1,413,755

	For the Nine Months Ended September 30, 2018
(In thousands)
	Surfactants	Polymers	Specialty Products	Total
Geographic Market
North America	$643,466	$248,160	$50,365	$941,991
Europe	212,556	132,592	9,679	354,827
Latin America	156,827	2,438	—	159,265
Asia	49,859	21,256	—	71,115
Total	$1,062,708	$404,446	$60,044	$1,527,198

15.	DEBT

At September 30, 2019, and December 31, 2018, debt comprised the following:

(In thousands)	Maturity Dates	September 30, 2019	December 31, 2018
Unsecured private placement notes
3.95% (net of unamortized debt issuance cost of $327 and $360 for 2019 and 2018, respectively)	2021-2027	$99,673	$99,640
3.86% (net of unamortized debt issuance cost of $305 and $347 for 2019 and 2018, respectively)	2019-2025	85,409	99,653
4.86% (net of unamortized debt issuance cost of $157 and $186 for 2019 and 2018, respectively)	2019-2023	46,271	46,243
5.88% (net of unamortized debt issuance cost of $0 and $85 for 2019 and 2018, respectively)	2019-2022	—	22,772
Debt of foreign subsidiaries
Unsecured bank debt, foreign currency	2019	567	7,772
Total debt		$231,920	$276,080
Less current maturities		24,137	37,058
Long-term debt		$207,783	$239,022

The Company has a committed $350,000,000 multi-currency revolving credit agreement that expires on January 30, 2023. The Company maintains standby letters of credit under its workers’ compensation insurance agreements and for other purposes, as needed from time to time, which are issued under the revolving credit agreement. As of September 30, 2019, the Company had outstanding letters of credit totaling $5,009,000 and no outstanding debt under this agreement. There was $344,991,000 available under the revolving credit agreement as of September 30, 2019.

The Company’s loan agreements contain provisions which, among others, require maintenance of certain financial ratios and place limitations on additional debt, investments and payment of dividends. Based on the loan agreement provisions that place limitations on dividend payments, unrestricted retained earnings (i.e., retained earnings available for dividend distribution) were $267,903,000 and $214,101,000 at September 30, 2019 and December 31, 2018, respectively.

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
16.	OTHER, NET

Other, net in the consolidated statements of income included the following:

(In thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
Foreign exchange gain (loss)	$374	$(274)	$333	$895
Investment income	106	91	309	320
Realized and unrealized gain (loss) on investments	(324)	737	2,806	1,241
Net periodic pension benefit cost	159	(208)	247	(466)
Gain on sale of asset	570	—	570	—
Other, net	$885	$346	$4,265	$1,990

17.	BUSINESS RESTRUCTURING

In the first quarter of 2019, the Company approved a plan to restructure its Specialty Products office in the Netherlands and eliminate five positions from the site’s supply chain, quality control and research and development areas.  This restructuring was designed to better align the number of personnel with current business requirements and reduce costs at the site.  As a result, severance and early lease termination expenses of $396,000 and $122,000, respectively, were recognized during the nine months ended September 30, 2019.

During the third quarter of 2018, the Company approved a plan to shut down Surfactant operations at its German plant site.  As of September 30, 2019, an aggregate of $1,968,000 shut down related expense had been recognized at the site.  This aggregate expense is comprised of $1,404,000 of asset and spare part write downs recognized in 2018 and $564,000 of decommissioning costs recognized in the nine months ended September 30, 2019.  Decommissioning costs associated with the shutdown are expected to continue throughout the remainder of 2019.

In the fourth quarter of 2017, the Company approved a plan to restructure a portion of its Fieldsboro, New Jersey production facility.  This facility is a part of the Surfactant reportable segment.  As a result, the Company recorded $915,000 of restructuring expense which reflected termination benefits for select plant employees. In the first quarter of 2019, the Company recognized a $251,000 favorable adjustment to the amount of termination benefits initially recorded.

In May 2016, the Company announced plans to shut down its Longford Mills, Ontario, Canada (Longford Mills) manufacturing facility, a part of the Surfactant reportable segment, by December 31, 2016. The shutdown plan was implemented to improve the Company’s asset utilization in North America and to reduce the Company’s fixed cost base. Manufacturing operations at the Longford Mills plant ceased by the end of 2016, and production of goods manufactured at the facility was transferred to other Company North American production sites. Decommissioning of the assets is expected to continue throughout 2019. In the third quarter of 2019, the Company recognized $290,000 of decommissioning expenses.  As of September 30, 2019, $6,885,000 of aggregate restructuring expense had been recognized, reflecting $1,644,000 of termination benefits for approximately 30 employees and $5,241,000 for other expenses, principally site decommissioning costs.

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

Overview

The Company produces and sells intermediate chemicals that are used in a wide variety of applications worldwide. The overall business comprises three reportable segments:

•

Surfactants – Surfactants, which accounted for 68 percent of Company consolidated net sales for the first nine months of 2019, are principal ingredients in consumer and industrial cleaning products such as detergents for washing clothes, dishes, carpets, floors and walls, as well as shampoos and body washes. Other applications include fabric softeners, germicidal quaternary compounds, lubricating ingredients, emulsifiers for spreading agricultural products and industrial applications such as latex systems, plastics and composites. Surfactants are manufactured at five sites in the United States, two European sites (United Kingdom and France), five Latin American sites (one site in Colombia and two sites in each of Brazil and Mexico) and two Asian sites (Philippines and Singapore). Recent significant events include:

o

During January 2019 the Company’s plant in Ecatepec, Mexico experienced a sulfonation equipment failure that contributed to an operating loss at the site for the first nine months of 2019.  The Ecatepec facility is now fully operational and the Company’s insurance provider has acknowledged this incident is a covered event.  The Company is pursuing insurance recovery.  This plant, and a portion of its related surfactant business, was acquired from BASF in March 2018 (see Note 18, Acquisition, for additional details).

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

o

In 2016, the Company shut down its production facility in Canada, moving the production of goods previously manufactured in Canada to other Company North American production sites. Manufacturing operations at the facility ceased in the fourth quarter of 2016, but decommissioning activities occurred in 2017 and 2018 and will continue throughout 2019 (see Note 17, Business Restructuring, for additional details).

•

Polymers – Polymers, which accounted for 28 percent of consolidated net sales for the first nine months of 2019, include polyurethane polyols, polyester resins and phthalic anhydride. Polyurethane polyols are used in the manufacture of rigid foam for thermal insulation in the construction industry and are also a base raw material for coatings, adhesives, sealants and elastomers (collectively, CASE). Powdered polyester resins are used in coating applications. CASE and powdered polyester resins are collectively referred to as specialty polyols. Phthalic anhydride is used in unsaturated polyester resins, alkyd resins and plasticizers for applications in construction materials and components of automotive, boating and other consumer products. In addition, the Company uses phthalic anhydride internally in the production of polyols. In the United States, polyurethane polyols and phthalic anhydride are manufactured at the Company’s Millsdale, Illinois, site and specialty polyols are manufactured at the Company’s Columbus, Georgia, site. In Europe, polyurethane polyols are manufactured by the Company’s subsidiary in Germany, and specialty polyols are manufactured by the Company’s Poland subsidiary. In China, polyurethane polyols and specialty polyols are manufactured at the Company’s Nanjing, China, plant.

•

Specialty Products – Specialty Products, which accounted for four percent of consolidated net sales for the first nine months of 2019, include flavors, emulsifiers and solubilizers used in food, flavoring, nutritional supplement and pharmaceutical applications. Specialty products are primarily manufactured at the Company’s Maywood, New Jersey, site and, in some instances, at outside contractors.

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

	Income (Expense)
	For the Three Months Ended September 30
(In millions)	2019	2018	Change
Deferred Compensation (Operating expenses)	$(1.6)	$(4.2)	$2.6	(1)
Realized/Unrealized Gains on Investments (Other, net)	(0.3)	0.7	$(1.0)
Investment Income (Other, net)	0.1	0.1	$-
Pretax Income Effect	$(1.8)	$(3.4)	$1.6

	Income (Expense)
	For the Nine Months Ended September 30
(In millions)	2019	2018	Change
Deferred Compensation (Administrative expense)	$(11.5)	$(5.0)	$(6.5)	(1)
Realized/Unrealized Gains on Investments (Other, net)	2.7	1.2	1.5
Investment Income (Other, net)	0.3	0.3	-
Pretax Income Effect	$(8.5)	$(3.5)	$(5.0)
(1)	See the Segment Results-Corporate Expenses sections of this MD&A for details regarding the period-over-period changes in deferred compensation expense.

Effects of Foreign Currency Translation

The Company’s foreign subsidiaries transact business and report financial results in their respective local currencies. As a result, foreign subsidiary income statements are translated into U.S. dollars at average foreign exchange rates appropriate for the reporting period. Because foreign exchange rates fluctuate against the U.S. dollar over time, foreign currency translation affects period-to-period comparisons of financial statement items (i.e., because foreign exchange rates fluctuate, similar period-to-period local currency results for a foreign subsidiary may translate into different U.S. dollar results). The following tables present the effects that foreign currency translation had on the period-over-period changes in consolidated net sales and various income statement line items for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30
				(Decrease)
(In millions)	2019	2018(1)	Increase (Decrease)	Due to Foreign Translation
Net Sales	$451.6	$508.0	$(56.4)	$(7.2)
Gross Profit	77.4	83.6	(6.2)	(1.0)
Operating Income	28.0	27.1	0.9	(0.5)
Pretax Income	27.4	24.7	2.7	(0.5)

	Nine Months Ended September 30
				(Decrease)
(In millions)	2019	2018(1)	(Decrease)	Due to Foreign Translation
Net Sales	$1,413.8	$1,527.2	$(113.4)	$(33.2)
Gross Profit	255.0	264.8	(9.8)	(4.6)
Operating Income	98.8	113.8	(15.0)	(2.5)
Pretax Income	98.0	107.2	(9.2)	(2.4)
(1)

The 2018 gross profit, operating income and pretax income line items have been retrospectively changed from the amounts originally reported as a result of the Company’s first quarter 2019 change in method of accounting for U.S. inventory valuation from LIFO to FIFO.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2019 and 2018

Summary

Net income attributable to the Company for the third quarter of 2019 increased 19 percent to $25.9 million, or $1.11 per diluted share, from $21.8 million, or $0.93 per diluted share, for the third quarter of 2018. Adjusted net income increased six percent to $27.9 million, or $1.20 per diluted share, from $26.4 million, or $1.13 per diluted share, in 2018 (see the “Reconciliation of Non-GAAP Adjusted Net Income and Diluted Earnings per Share” section of this MD&A for reconciliations between reported net income attributable to the Company and related earnings per diluted share and non-GAAP adjusted net income and related earnings per diluted share). Below is a summary discussion of the major factors leading to the quarter-over-quarter changes in net sales, profits and expenses.  A detailed discussion of segment operating performance for the third quarter of 2019 compared to the third quarter of 2018 follows the summary.

Consolidated net sales decreased $56.4 million, or 11 percent, between quarters. Consolidated sales volume declined six percent, which had a $29.1 million unfavorable impact on the quarter-over-quarter change in net sales. Sales volume in the Surfactant and Specialty Product segments decreased eight percent and two percent, respectively, while sales volume in the Polymer segment increased three percent.  Approximately 27 percent of the decline in Surfactant volume was due to the Company’s exit from its sulfonation business in Germany during the fourth quarter of 2018. Lower average selling prices negatively impacted the quarter-over-quarter change in net sales by $20.1 million.  The decrease in average selling prices was primarily due to the pass through of lower raw material costs.  Foreign currency translation negatively impacted the quarter-over-quarter change in net sales by $7.2 million due to a stronger U.S. dollar against the majority of currencies where the Company has foreign operations.

Operating income for the third quarter of 2019 increased $0.8 million, or three percent, versus operating income for the third quarter of 2018.  A $6.2 million decline in gross profit was more than offset by lower corporate, deferred compensation and business restructuring expenses.  These expenses decreased by $2.5 million, $2.6 million and $1.3 million quarter-over-quarter, respectively.    From a segment perspective, Polymer operating income improved by $4.0 million, whereas Surfactant and Specialty Product operating income declined by $9.2 and $0.4 million, respectively.  Foreign currency translation had a $0.5 million unfavorable effect on quarter-over-quarter consolidated operating income.

Operating expenses (including deferred compensation and business restructuring expense) decreased $7.0 million, or 12 percent, between quarters. Changes in the individual income statement line items that comprise the Company’s operating expenses were as follows:

•	Selling expenses decreased $0.4 million, or three percent, quarter-over-quarter.

•

Administrative expenses decreased $2.2 million, or 10 percent, quarter-over-quarter.  This decrease was primarily due to non-recurring employee separation costs ($2.1 million) incurred during the third quarter of 2018.

•	Research, development and technical service (R&D) expenses decreased $0.5 million, or four percent, quarter-over-quarter, primarily due to lower incentive-based compensation expense.

•

Deferred compensation expense declined $2.6 million, quarter-over-quarter, primarily due to a $5.15 per share increase in the market price of Company common stock in the third quarter of 2019 compared to a $9.00 per share increase in the third quarter of 2018.  See the Overview and Segment Results-Corporate Expenses sections of this MD&A for further details.

•

Business restructuring charges totaled $0.5 million in the third quarter of 2019 versus $1.7 million in the third quarter of 2018. The 2019 restructuring charges were comprised of ongoing decommissioning costs associated with the Company’s manufacturing facility in Canada ($0.3 million) and decommissioning expenses associated with the Company’s 2018 sulfonation shutdown in Germany ($0.2 million).  The 2018 restructuring charges were comprised of asset and spare part write-downs related to the Company ceasing Surfactant operations in Germany ($1.4 million) and Canadian decommissioning costs ($0.3 million).  See Note 17, Business Restructuring, for additional details.

Net interest expense for the third quarter of 2019 decreased $1.4 million versus the prior year quarter.  This decrease was primarily due to higher U.S. interest income earned on U.S. cash balances, resulting from the repatriation of $100.0 million to the United States in 2018, and lower interest expense resulting from scheduled debt repayments and the Company’s voluntary prepayment of its 5.88% Senior Notes in the second quarter of 2019.

Other, net was $0.9 million of income for the third quarter of 2019 compared to $0.3 million of income for the same period of 2018.  The Company incurred $0.2 million of investment losses (including realized and unrealized gains and losses) for the Company’s deferred compensation and supplemental defined contribution mutual fund assets in the third quarter of 2019 compared to $0.8 million of income in last year’s third quarter.  The Company also reported foreign exchange gains of $0.4 million in the third quarter of 2019 versus $0.3 million of foreign exchange losses in the third quarter of 2018.  Net periodic pension costs were $0.4 million lower in the third quarter of 2019 versus the prior year quarter.  In addition, the Company reported a $0.6 million gain on the sale of an asset in the third quarter of 2019.

The Company’s effective tax rate was 5.7 percent for the third quarter of 2019 compared to 11.9 percent for the third quarter of 2018.  The quarter-over-quarter decrease was primarily attributable to: (i) current quarter incremental U.S. tax credits identified as part of a research and development tax credit study, and (ii) the non-recurrence of unfavorable tax consequences resulting from the repatriation of $100.0 million to the United States in 2018.  These items were substantially offset by other non-recurring favorable tax benefits recognized in the third quarter of 2018.

Segment Results

	For the Three Months Ended
(Dollars in thousands)	September 30,	September 30,	(Decrease)	Percent
Net Sales	2019	2018		Change
Surfactants	$299,719	$346,884	$(47,165)	-14
Polymers	135,089	141,646	(6,557)	-5
Specialty Products	16,774	19,467	(2,693)	-14
Total Net Sales	$451,582	$507,997	$(56,415)	-11

	For the Three Months Ended
(Dollars in thousands)	September 30,	September 30,	Increase	Percent
Operating Income	2019	2018(1)	(Decrease)	Change
Surfactants	$19,660	$28,824	$(9,164)	-32
Polymers	23,283	19,259	4,024	21
Specialty Products	2,261	2,653	(392)	-15
Segment Operating Income	$45,204	$50,736	$(5,532)	-11
Corporate Expenses, Excluding Deferred Compensation and Restructuring	15,169	17,654	(2,485)	-14
Deferred Compensation Expense	1,610	4,222	(2,612)	-62
Business Restructuring	459	1,715	(1,256)	-73
Total Operating Income	$27,966	$27,145	$821	3
(1)

The 2018 segment and total operating income line items have been retrospectively changed from the amounts originally reported as a result of the Company’s first quarter 2019 change in method of accounting for U.S. inventory valuation from LIFO to FIFO.

Surfactants

Surfactant net sales for the third quarter of 2019 decreased $47.2 million, or 14 percent, versus net sales for the third quarter of 2018.  The unfavorable impact of lower sales volume, lower average selling prices and foreign currency translation negatively impacted the quarter-over-quarter change in net sales by $29.2 million, $13.2 million and $4.8 million, respectively.  A quarter-over-quarter comparison of net sales by region follows:

	For the Three Months Ended
(Dollars in thousands)	September 30,	September 30,	(Decrease)	Percent
Net Sales	2019	2018		Change
North America	$178,799	$205,032	$(26,233)	-13
Europe	57,190	68,120	(10,930)	-16
Latin America	51,940	58,560	(6,620)	-11
Asia	11,790	15,172	(3,382)	-22
Total Surfactants Segment	$299,719	$346,884	$(47,165)	-14

Net sales for North American operations decreased $26.3 million, or 13 percent, between quarters.  An eight percent decline in sales volume and lower average selling prices negatively impacted the quarter-over-quarter change in net sales by $16.9 million and $9.3 million, respectively. The decline in sales volume was mostly due to lower commodity demand in the personal care and laundry and cleaning end markets and lower demand in the functional products end market.  The lower functional products demand reflects wet weather in the U.S. farm belt that negatively impacted the Company’s agricultural business.  Selling prices decreased five percent mostly due to the pass through of lower raw material costs to customers.  Foreign currency translation negatively impacted the quarter-over-quarter change in net sales by $0.1 million.

Net sales for European operations decreased $10.9 million, or 16 percent, between quarters.  A 14 percent decline in sales volume and unfavorable foreign currency translation negatively impacted the quarter-over-quarter change in net sales by $9.4 million and $2.8 million, respectively.  The lower sales volume was principally due to the Company ceasing Surfactant production at its German plant site during the fourth quarter of 2018.  A stronger U.S. dollar relative to the European euro and British pound sterling led to the foreign currency translation effect. Slightly higher average selling prices favorably impacted the change in net sales by $1.3 million.

Net sales for Latin American operations decreased $6.6 million, or 11 percent, primarily due to lower average selling prices, the negative impact of foreign currency translation and a two percent decline in sales volume. These items accounted for $3.2 million, $2.2 million and $1.2 million, respectively, of the quarter-over-quarter change in net sales.  The lower average selling prices reflect the pass through of lower raw material costs to customers and slightly less favorable product mix.  The quarter-over-quarter strengthening of the U.S. dollar against the Columbian and Mexican pesos and the Brazilian real generated the unfavorable foreign currency effect.  The lower sales volume mostly reflects the residual impact of a sulfonation equipment failure at the Company’s Ecatepec, Mexico site during the first quarter of 2019 partially offset by higher agricultural demand in the region.

Net sales for Asian operations declined $3.4 million, or 22 percent, primarily due to lower sales volume and lower average selling prices. These items unfavorably impacted the quarter-over-quarter change in net sales by $2.3 million and $1.4 million, respectively.  Sales volume declined 15 percent mostly due to lower demand in the commodity laundry and cleaning end markets. Foreign currency translation favorably impacted the quarter-over-quarter change in net sales by $0.3 million.

Surfactant operating income for the third quarter of 2019 decreased $9.2 million, or 32 percent, versus operating income for the third quarter of 2018.  Gross profit declined $9.5 million and operating expenses were down slightly quarter-over-quarter. Quarter-over-quarter comparisons of gross profit by region and total segment operating expenses and operating income follow:

	For the Three Months Ended
(Dollars in thousands)	September 30, 2019	September 30, 2018(1)	Increase (Decrease)	Percent Change
Gross Profit and Operating Income
North America	$25,946	$35,882	$(9,936)	-28
Europe	8,432	7,575	857	11
Latin America	4,907	7,345	(2,438)	-33
Asia	4,665	2,613	2,052	79
Surfactants Segment Gross Profit	$43,950	$53,415	$(9,465)	-18
Operating Expenses	24,290	24,591	(301)	-1
Surfactants Segment Operating Income	$19,660	$28,824	$(9,164)	-32

(1)

The 2018 North America gross profit and the total surfactants segment operating income line items have been retrospectively changed from the amounts originally reported as a result of the Company’s first quarter 2019 change in method of accounting for U.S. inventory valuation from LIFO to FIFO.

Gross profit for North American operations decreased 28 percent, or $9.9 million, quarter-over-quarter primarily due to lower unit margins and an eight percent decline in sales volume.  These two items negatively impacted the quarter-over-quarter change in gross profit by $6.9 million and $3.0 million, respectively.  The lower unit margins were primarily attributable to higher inventory costs associated with the Company’s internal Asia-U.S. supply chain.  Most of the sales volume decrease was attributable to lower demand for commodity products sold into the personal care and laundry and cleaning end markets and lower demand in the functional products end market.

Gross profit for European operations increased 11 percent, or $0.9 million, between quarters primarily due to lower overhead costs and higher unit margins resulting from the Company ceasing Surfactant production at its German plant site during the fourth quarter of 2018.  Higher unit margins favorably impacted gross profit quarter over quarter by $2.3 million. A 14 percent decline in sales volume, mostly attributable to the exit from sulfonation in Germany, and the unfavorable impact of foreign currency translation negatively impacted the current year quarter by $1.0 million and $0.4 million, respectively.

Gross profit for Latin American operations decreased $2.4 million, or 33 percent, quarter-over-quarter.  Lower unit margins, the unfavorable impact of foreign currency translation and a two percent decline in sales volume negatively impacted gross profit quarter-over-quarter by $2.1 million, $0.2 million and $0.1 million, respectively.  The lower unit margins primarily reflect competitive market pressures, the non-recurrence of a 2018 favorable $0.6 million equipment reimbursement in Brazil and the residual impact of the equipment failure in Ecatepec, Mexico.

Gross profit for Asia operations increased 79 percent, or $2.1 million, between quarters largely due to higher unit margins that were partially offset by lower sales volume.  The higher unit margins reflect a more favorable product mix and higher margins on products supplied to the United States.  Sales volume decreased 15 percent primarily due to lower demand in the commodity laundry and cleaning end markets.

Operating expenses for the Surfactants segment decreased $0.3 million, or one percent, quarter-over-quarter.

Polymers

Polymers net sales for the third quarter of 2019 decreased $6.6 million, or five percent, versus net sales for the same period of 2018.  A three percent increase in sales volume positively impacted the quarter-over-quarter change in net sales by $4.5 million.  The unfavorable impact of lower average selling prices and foreign currency translation negatively impacted the quarter-over-quarter change in net sales by $8.8 million and $2.3 million, respectively.  A quarter-over-quarter comparison of net sales by region follows:

	For the Three Months Ended
(Dollars in thousands)	September 30	September 30	Increase	Percent
Net Sales	2019	2018	(decrease)	change
North America	$84,397	$87,720	$(3,323)	-4
Europe	39,852	45,780	(5,928)	-13
Asia and Other	10,840	8,146	2,694	33
Total Polymers Segment	$135,089	$141,646	$(6,557)	-5

Net sales for North American operations declined $3.3 million, or four percent, primarily due to lower average selling prices partially offset by slightly favorable volume growth.  The lower selling prices negatively impacted net sales quarter-over-quarter by $3.7 million while sales volume growth positively impacted the quarter by $0.4 million.  The lower selling prices are largely a reflection of lower raw material costs.  Sales volume of polyols used in rigid foam applications increased five percent during the third quarter of 2019 but was mostly offset by lower phthalic anhydride and specialty polyols sales volume.

Net sales for European operations declined $5.9 million or 13 percent. The unfavorable impact of lower average selling prices and foreign currency translation negatively impacted the quarter-over-quarter change in net sales by $3.6 million and $1.9 million, respectively.  A one percent decline in sales volume negatively impacted net sales quarter-over-quarter by $0.4 million.  A stronger U.S. dollar relative to the Polish zloty led to the foreign currency translation effect.

Net sales for Asia and Other operations increased $2.7 million, or 33 percent, quarter-over-quarter primarily due to a 50 percent increase in sales volume.  The increase in sales volume positively impacted the quarter-over-quarter change in net sales by $4.1 million.  The unfavorable impact of lower average selling prices and foreign currency translation negatively impacted the quarter by $1.1 million and $0.3 million, respectively.

Polymer operating income for the third quarter of 2019 increased $4.0 million, or 21 percent, from operating income for the third quarter of 2018.  Gross profit increased $3.4 million, or 13 percent, quarter-over-quarter.  Operating expenses declined $0.6 million quarter-over-quarter. Quarter-over-quarter comparisons of gross profit by region and total segment operating expenses and operating income follow:

	For the Three Months Ended
(Dollars in thousands)	September 30, 2019	September 30, 2018(1)	Increase (Decrease)	Percent Change
Gross Profit and Operating Income
North America	$21,334	$19,780	$1,554	8
Europe	6,620	6,606	14	0
Asia and Other	2,015	199	1,816	NM
Polymers Segment Gross Profit	$29,969	$26,585	$3,384	13
Operating Expenses	6,686	7,326	(640)	-9
Polymers Segment Operating Income	$23,283	$19,259	$4,024	21

(1)

The 2018 North America gross profit and total operating income line items have been retrospectively changed from the amounts originally reported as a result of the Company’s first quarter 2019 change in method of accounting for U.S. inventory valuation from LIFO to FIFO.

Gross profit for North American operations increased $1.6 million, or eight percent, quarter-over-quarter due to improved unit margins and slightly higher sales volume.  The margin improvement reflects favorable product mix, which benefited from five percent sales volume growth of polyols used in rigid foam applications, partially offset by lower phthalic anhydride and specialty polyols volumes.

Gross profit for European operations was flat between quarters.  Higher average unit margins positively impacted quarter-over-quarter gross profit by $0.4 million but were largely offset by the unfavorable impact of foreign currency translation.

Gross profit for Asia and Other operations improved $1.8 million quarter-over-quarter primarily due to improved unit margins and sales volume growth of 50 percent.

Specialty Products

Net sales for the third quarter of 2019 decreased $2.7 million, or 14 percent, versus net sales for the third quarter of 2018.  This decrease was primarily related to lower volume and lower average selling prices. Gross profit decreased $0.5 million and operating income decreased $0.4 million quarter-over-quarter primarily due to lower sales volume and unfavorable order timing differences within the Company’s pharmaceutical business.  These items were partially offset by improved margins within the food and nutritional business.

Corporate Expenses

Corporate expenses, which include deferred compensation, business restructuring and other operating expenses that are not allocated to the reportable segments, decreased $6.4 million between quarters. Corporate expenses were $17.2 million in the third quarter of 2019 versus $23.6 million in 2018. The decrease was primarily attributable to lower deferred compensation expense ($2.6 million), business restructuring expense ($1.3 million) and non-recurring 2018 employee separation costs.

The $2.6 million decrease in quarter-over-quarter deferred compensation expense was primarily due to a $5.15 per share increase in the market price of Company common stock in the third quarter of 2019 compared to a $9.00 per share increase for the third quarter of 2018. The following table presents the quarter-end Company common stock market prices used in the computation of deferred compensation expenses for the three months ended September 30, 2019 and 2018:

	2019		2018
	September 30	June 30	September 30	June 30
Company Common Stock Price	$97.06	$91.91	$87.01	$78.01

Nine Months Ended September 30, 2019 and 2018

Summary

Net income attributable to the Company for the first nine months of 2019 decreased seven percent to $81.1 million, or $3.48 per diluted share, from $87.2 million, or $3.74 per diluted share, for the first nine months of 2018.  Adjusted net income increased two percent to $93.7 million, or $4.02 per diluted share, from $92.2 million, or $3.95 per diluted share, in 2018 (see the “Reconciliation of Non-GAAP Adjusted Net Income and Diluted Earnings per Share” section of this MD&A for reconciliations between reported net income attributable to the Company and related earnings per diluted share and non-GAAP adjusted net income and related earnings per diluted share).  Below is a summary discussion of the major factors leading to the year-over-year changes in net sales, profits and expenses.  A detailed discussion of segment operating performance for the first nine months of 2019 compared to the first nine months of 2018 follows the summary.

Consolidated net sales decreased $113.4 million, or seven percent, between years.  The unfavorable impact of lower average selling prices, lower sales volume and foreign currency translation negatively impacted net sales by $41.5 million, $38.7 million and $33.2 million, respectively.  The decrease in average selling prices was primarily due to the pass through of lower raw material costs.   Consolidated sales volume decreased three percent year-over-year.  Sales volume in the Surfactant segment decreased four percent while sales volume in the Polymer and Specialty Product segments increased four percent each.  Approximately 45 percent of the decline in Surfactant volume was due to the Company’s exit from its sulfonation business in Germany during the fourth quarter of 2018.  The unfavorable foreign currency translation effect reflected a stronger U.S. dollar against the majority of currencies where the Company has foreign operations

Operating income for the first nine months of 2019 declined $15.0 million, or 13 percent, from operating income reported for the first nine months of 2018.   Most of this decline was related to lower year-over-year gross profit and higher deferred compensation expense.  These two items negatively impacted the year-over-year change in operating income by $9.8 million and $6.5 million, respectively.  Foreign currency translation had a $2.5 million unfavorable effect on year-over-year consolidated operating income.  From a segment perspective, Polymer and Specialty Product operating income increased $1.3 million and $4.8 million, respectively.  Surfactant operating income declined by $15.5 million.

Operating expenses (including deferred compensation and business restructuring expenses) increased $5.3 million, or three percent, between years. Changes in the individual income statement line items that comprise the Company’s operating expenses were as follows:

•	Selling expenses decreased $0.6 million, or one percent, year-over-year.

•

Administrative expenses increased $1.1 million, or two percent, year-over-year primarily due to $3.3 million of environmental remediation expenses incurred in 2019.  The majority of these costs relate to the Company’s Maywood, New Jersey site.  Non-recurring employee separation costs incurred in 2018 partially offset the above.

•	R&D expenses declined $1.1 million, or three percent, year-over-year.

•

Deferred compensation expense increased $6.5 million year-over-year primarily due to a $23.06 per share increase in the market price of Company common stock during the first nine months of 2019 compared to an $8.04 share increase in the first nine months of 2018.  See the Overview and Segment Results-Corporate Expenses sections of this MD&A for further details.

•

Business restructuring expenses were $1.6 million in the first nine months of 2019 compared to $2.3 million in the first nine months of 2018. The 2019 restructuring charges were primarily comprised of severance and office shutdown expenses related to the Specialty Product segment restructuring ($0.5 million), ongoing decommissioning costs associated with the Company’s manufacturing facility in Canada that ceased operations in the fourth quarter of 2016 ($0.8 million), and decommissioning expenses associated with the Company’s 2018 sulfonation shutdown in Germany ($0.6 million).  The 2018 restructuring charges were comprised of asset and spare part write-downs related to the Company ceasing Surfactant operations in Germany ($1.4 million) and decommissioning costs associated with the Canadian plant closure ($0.9 million).  See Note 17, Business Restructuring, for additional details.

Net interest expense for the first nine months of 2019 declined $3.6 million versus the first nine months of 2018.  This decrease was primarily due to higher U.S. interest income earned on U.S. cash balances, resulting from the repatriation of $100.0 million to the United States in 2018, and lower interest expense resulting from scheduled debt repayments and the Company’s voluntary prepayment of its 5.88% Senior Notes in the second quarter of 2019.

Other, net was $4.3 million of income for the first nine months of 2019 compared to $2.0 million of income for the first nine months of 2018.  The Company recognized $3.1 million of investment income (including realized and unrealized gains and losses) for the Company’s deferred compensation and supplemental defined contribution mutual fund assets in the first nine months of 2019 compared to $1.6 million of income in the first nine months of 2018.  In addition, the Company reported foreign exchange gains of $0.3 million in 2019 versus $0.9 million of gains in the first nine months of 2018.  The Company also reported $0.7 million of lower net periodic pension cost expense in the first nine months of 2019 versus the prior year.  The Company also reported a $0.6 million gain on the sale of an asset in 2019.

The Company’s effective tax rate was 17.3 percent for the first nine months of 2019 compared to 18.7 percent for the first nine months of 2018.  The year-over-year decrease was primarily attributable to: (i) current year incremental U.S. tax credits identified as part of a research and development tax credit study, and; (ii) the non-recurrence of unfavorable tax consequences resulting from the repatriation of $100.0 million to the United States in 2018.  These items were substantially offset by other non-recurring favorable tax benefits recognized in the first nine months of 2018.

	For the Nine Months Ended
(In thousands)	September 30,	September 30,		Percent
Net Sales	2019	2018	(Decrease)	Change
Surfactants	$962,749	$1,062,708	$(99,959)	-9
Polymers	395,904	404,446	(8,542)	-2
Specialty Products	55,102	60,044	(4,942)	-8
Total Net Sales	$1,413,755	$1,527,198	$(113,443)	-7

	For the Nine Months Ended
(In thousands)	September 30,	September 30,	Increase	Percent
Operating Income	2019	2018(1)	(Decrease)	Change
Surfactants	$88,913	$104,370	$(15,457)	-15
Polymers	58,148	56,863	1,285	2
Specialty Products	11,374	6,543	4,831	74
Segment Operating Income	$158,435	$167,776	$(9,341)	-6
Corporate Expenses, Excluding Deferred Compensation and Restructuring	$46,546	$46,645	$(99)	0
Deferred Compensation Expense (Income)	11,478	4,971	6,507	131
Business Restructuring	1,642	2,346	(704)	-30
Total Corporate Expenses	$59,666	$53,962	$5,704	11
Total Operating Income	$98,769	$113,814	$(15,045)	-13
(1)

The 2018 segment and total operating income line items have been retrospectively changed from the amounts originally reported as a result of the Company’s first quarter 2019 change in method of accounting for U.S. inventory valuation from LIFO to FIFO.

Segment Results

Surfactants

Surfactant net sales for the first nine months of 2019 decreased $100.0 million, or nine percent, versus net sales for the first nine months of 2018. The unfavorable impact of lower sales volume, lower average selling prices and foreign currency translation negatively impacted the year-over-year change in net sales by $47.6 million, $30.8 million and $21.6 million, respectively. Sales volume declined four percent versus prior year.  A year-over-year comparison of net sales by region follows:

	For the Nine Months Ended
(In thousands)	September 30, 2019	September 30, 2018	(Decrease)	Percent Change
North America	$584,816	$643,466	$(58,650)	-9
Europe	183,028	212,556	(29,528)	-14
Latin America	156,709	156,827	(118)	0
Asia	38,196	49,859	(11,663)	-23
Total Surfactants Segment	$962,749	$1,062,708	$(99,959)	-9

Net sales for North American operations decreased $58.7 million, or nine percent, year-over-year.  A five percent decline in sales volume, lower average selling prices and the unfavorable impact of foreign currency translation negatively impacted the year-over-year change in net sales by $30.3 million, $27.7 million and $0.7 million, respectively.  The decline in sales volume was mostly due to lower commodity demand in the personal care end market, lower demand in the functional products end market and lower sales volume to our distribution partners.  Selling prices decreased five percent mostly due to the pass through of lower raw material costs to customers.  The foreign currency impact reflected a stronger U.S. dollar relative to the Canadian dollar.

Net sales for European operations decreased $29.5 million, or 14 percent, primarily due to a nine percent decrease in sales volume and the unfavorable effects of foreign currency translation.  These items negatively impacted the year-over-year change in net sales by $19.4 million and $11.6 million, respectively.  The lower sales volume was principally due to the Company ceasing Surfactant production at its German site during the fourth quarter of 2018.  A stronger U.S. dollar relative to the British pound sterling and European euro led to the foreign currency translation effect. Slightly higher average selling prices favorably impacted the year-over-year change in net sales by $1.5 million.

Net sales for Latin American operations were essentially flat year-over-year.  A three percent increase in sales volume and higher average selling prices positively impacted the year-over-year change in net sales by $5.2 million and $4.1 million, respectively.  These items were offset by foreign currency translation which negatively impacted the year-over-year change in net sales by $9.4 million.  The higher sales volume was mostly attributable to higher demand in the laundry and cleaning and agricultural end markets.  The higher average selling prices were partially due to one-time benefits related to a VAT tax recovery in Brazil.  The year-over-year strengthening of the U.S. dollar against the Columbian and Mexican pesos and Brazilian real generated the unfavorable foreign currency effect.

Net sales for Asian operations decreased $11.7 million, or 23 percent, primarily due to a 13 percent decline in sales volume and lower average selling prices.  These items accounted for $6.3 million and $5.6 million, respectively, of the year-over-year change in net sales.  The decline in sales volume was largely due to lower commodity demand in the laundry and cleaning end markets and lower sales volume to our distribution partners.  The lower selling prices were mostly due to the pass through of lower raw material costs to customers.  The favorable effects of foreign currency translation positively impacted the net sales change by $0.2 million.

Surfactant operating income for the first nine months of 2019 decreased $15.5 million, or 15 percent, versus operating income for the first nine months of 2018.  Gross profit declined $15.4 million, or nine percent, versus prior year and operating expenses were essentially flat. Year-over-year comparisons of gross profit by region and total segment operating expenses and operating income follow:

	For the Nine Months Ended
(In thousands)	September 30, 2019	September 30, 2018(1)	Increase (Decrease)	Percent Change
Gross Profit
North America	$108,175	$121,237	$(13,062)	-11
Europe	26,276	24,060	2,216	9
Latin America	14,710	18,206	(3,496)	-19
Asia	12,011	13,031	(1,020)	-8
Surfactants Segment Gross Profit	$161,172	$176,534	$(15,362)	-9
Operating Expenses	72,259	72,164	95	0
Operating Income	$88,913	$104,370	$(15,457)	-15
(1)

The 2018 North America gross profit and total operating income line items have been retrospectively changed from the amounts originally reported as a result of the Company’s first quarter 2019 change in method of accounting for U.S. inventory valuation from LIFO to FIFO.

 Gross profit for North American operations decreased $13.1 million, or 11 percent, year-over-year primarily due to lower unit margins and a five percent decline in sales volume.  These items negatively impacted the change in gross profit by $7.3 million and $5.7 million, respectively.  The lower unit margins were mostly attributable to higher one-time inventory costs associated with the Company’s internal Asia-U.S. supply chain.  The decline in sales volume was mostly due to lower commodity demand in the personal care end markets, lower demand in the functional products end market and lower sales volume to our distribution partners.

Gross profit for European operations increased $2.2 million, or nine percent, primarily due to lower overhead costs and higher unit margins resulting from the Company ceasing Surfactant production at its German plant site during the fourth quarter of 2018.

Higher unit margins favorably impacted the year-over-year change in gross profit by $6.0 million.  A nine percent decline in sales volume and the unfavorable effect of foreign currency translation negatively impacted the current year by $2.2 million and $1.6 million, respectively.  The lower sales volume is primarily attributable to the Company’s exit from sulfonation in Germany during the fourth quarter of 2018.

Gross profit for Latin American operations decreased $3.5 million, or 19 percent, primarily due to lower unit margins and the unfavorable impact of foreign currency translation.  These items negatively impacted the change in year-over-year gross profit by $2.7 million and $1.4 million, respectively.  The lower unit margins primarily reflect competitive market pressures and the residual impact of the Ecatepec equipment failure in Mexico.  Sales volume growth of three percent positively impacted current year gross profit by $0.6 million.

Gross profit for Asian operations decreased $1.0 million, or eight percent, largely due to a 13 percent decline in sales volume that negatively impacted the year-over-year change in gross profit by $1.6 million.  The decline in sales volume was largely due to lower commodity demand in the laundry & cleaning end markets and lower sales volume to our distribution partners.  Higher unit margins positively impacted the year-over-year change in gross profit by $0.6 million.

Operating expenses for the Surfactant segment were flat year-over-year.

Polymers

Polymer net sales for the first nine months of 2019 decreased $8.5 million, or two percent, versus net sales for the same period of 2018.  A four percent increase in sales volume positively impacted the year-over-year change in net sales by $16.3 million.  The unfavorable impact of lower average selling prices and foreign currency translation negatively impacted the year-over-year change in net sales by $13.7 million and $11.1 million, respectively.  A year-over-year comparison of net sales by region follows:

	For the Nine Months Ended
(Dollars in thousands)	September 30	September 30	Increase	Percent
Net Sales	2019	2018	(decrease)	change
North America	$242,154	$248,160	$(6,006)	-2
Europe	126,042	132,592	(6,550)	-5
Asia and Other	27,708	23,694	4,014	17
Total Polymers Segment	$395,904	$404,446	$(8,542)	-2

Net sales for North American operations declined $6.0 million, or two percent, primarily due to lower average selling prices partially offset by slightly favorable volume growth.  The lower average selling prices negatively impacted the change in net sales by $7.1 million.  Slightly higher sales volume increased net sales year-over-year by $1.1 million.  Sales volume of polyols used in rigid foam applications increased 11 percent during the first nine months of 2019 but was mostly offset by lower phthalic anhydride and specialty polyols sales volume.

Net sales for European operations decreased $6.6 million, or five percent.  Sales volume growth of six percent increased net sales year-over-year by $7.7 million.  The unfavorable impact of foreign currency translation and lower average selling prices decreased net sales year-over-year by $9.6 million and $4.7 million, respectively.  A stronger U.S. dollar relative to the Polish zloty led to the foreign currency translation effect.

Net sales for Asia and Other operations increased $4.0 million, or 17 percent, year-over-year primarily due to a 27 percent increase in sales volume.  The increase in sales volume positively impacted the year-over-year change in net sales by $6.5 million.  The unfavorable impact of foreign currency translation and lower average selling prices negatively impacted the change in net sales by $1.6 million and $0.9 million, respectively.

Polymer operating income for the first nine months of 2019 increased $1.3 million, or two percent, from operating income for the first nine months of 2018.  Gross profit increased $0.5 million, or one percent during the first nine months of 2019 versus prior year.  Operating expenses declined $0.8 million, or four percent, year-over-year.  Year-over-year comparisons of gross profit by region and total segment operating expenses and operating income follow:

	For the Nine Months Ended
(In thousands)	September 30, 2019	September 30, 2018(1)	Increase (Decrease)	Percent Change
Gross Profit and Operating Income
North America	$55,978	$58,068	$(2,090)	-4
Europe	18,606	19,520	(914)	-5
Asia and Other	4,325	845	3,480	NM
Polymers Segment Gross Profit	$78,909	$78,433	$476	1
Operating Expenses	20,761	21,570	(809)	-4
Polymers Segment Operating Income	$58,148	$56,863	$1,285	2
(1)

The 2018 North America gross profit and total operating income line items have been retrospectively changed from the amounts originally reported as a result of the Company’s first quarter 2019 change in method of accounting for U.S. inventory valuation from LIFO to FIFO.

Gross profit for North American operations declined $2.1 million, or four percent, year-over-year due to slightly lower unit margins that were primarily driven by the consumption of higher priced 2018 year-end inventories carried to guard against winter supply disruptions and the non-recurrence of a $2.1 million class action settlement received in the first quarter of 2018.  Slightly higher sales volume positively impacted year-over-year gross profit by $0.3 million.  Sales volume of polyols used in rigid foam applications increased 11 percent during the first nine months of 2019 but was mostly offset by lower phthalic anhydride and specialty polyols sales volume.

Gross profit for European operations declined $0.9 million, or five percent, year-over-year.  Sales volume growth of six percent positively impacted the year-over-year change in gross profit by $1.1 million. The unfavorable impact of foreign currency translation and lower unit margins negatively impacted year-over-year gross profit by $1.3 million and $0.7 million, respectively.

Gross profit for Asia and Other operations improved $3.5 million due to higher unit margins and 27 percent sales volume growth during the first nine months of 2019.

Specialty Products

Net sales for the first nine months of 2019 declined $4.9 million, or eight percent, versus net sales for the same period of 2018.  Sales volume increased four percent but the increase was offset by a decrease in average selling prices.  Gross profit increased $4.1 million and operating income increased $4.8 million year-over-year due to improved sales volume and margins within the food and nutritional business and order timing differences within the Company’s pharmaceutical and flavor businesses.

Corporate Expenses

Corporate expenses, which include deferred compensation, business restructuring and other operating expenses that are not allocated to the reportable segments, increased $5.7 million between years.  Corporate expenses were $59.7 million in the first nine months of 2019 versus $54.0 million in the first nine months of 2018.  This increase was primarily attributable to higher deferred compensation expense ($6.5 million) and environmental remediation expense ($3.3 million).  These items were partially offset by a decrease in business restructuring expenses ($0.7 million), the non-recurrence of 2018 employee separation costs ($2.1 million) and the non-recurrence of prior year costs associated with the Company’s 2018 first quarter acquisition in Mexico.

Deferred compensation expense increased $6.5 million between years. This increase was primarily due to a $23.06 per share increase in the market price of the Company’s common stock in the first nine months of 2019 compared to an $8.04 per share increase in the first nine months of 2018. The following table presents the period-end Company common stock market prices used in the computation of deferred compensation expenses for the nine months ended September, 2019 and 2018:

	2019	2018		2017
	September 30	December 31	September 30	December 31
Company Common Stock Price	$97.06	$74.00	$87.01	$78.97

LIQUIDITY AND CAPITAL RESOURCES

Overview

For the nine months ended September 30, 2019, operating activities were a cash source of $132.7 million versus a source of $96.2 million for the comparable period in 2018. For the current year period, investing cash outflows totaled $68.5 million, as compared to an outflow of $82.7 million in the prior year period, and financing activities were a use of $74.4 million, as compared to a use of $34.1 million in the prior year. Cash and cash equivalents decreased by $14.2 million compared to December 31, 2018, inclusive of a $3.9 million unfavorable exchange rate impact.

At September 30, 2019, the Company’s cash and cash equivalents totaled $286.0 million, of which $162.6 million was held within the United States.  The U.S. cash was held in money market funds, deposit accounts and a certificate of deposit totaling $74.0 million, $73.6 million and $15.0 million, respectively.  The Company’s non-U.S. subsidiaries held $123.4 million of cash outside the United States as of September 30, 2019.

Operating Activity

Net income decreased by $6.1 million versus the comparable period in 2018. Working capital was a use of $22.2 million versus a use of $64.4 million for the comparable to prior year period.

Year-to-date accounts receivable were a use of $9.0 million compared to a use of $34.8 million for the comparable period in 2018. Inventories were a source of $25.9 million in 2019 versus a use of $23.4 million in 2018. Accounts payable and accrued liabilities were a use of $35.3 million in 2019 compared to a use of $6.9 million for the same period in 2018.

Working capital requirements were lower year-to-date, compared to the same period in 2018, due to the changes noted above.  The 2019 accounts receivable lower cash usage primarily reflects lower sales quantities.  The current year inventory source of cash reflects lower quantities and prices.  The current year accounts payable and accrued liabilities cash usage reflects lower quantities purchased and prices.  It is management’s opinion that the Company’s liquidity is sufficient to provide for potential increases in working capital requirements during 2019.

Investing Activity

Cash used for investing activities decreased by $14.2 million year-over-year.  In the first nine months of 2018, the Company paid $21.5 million in cash to acquire BASF’s production facility in Ecatepec, Mexico and a portion of the related surfactants business.  Cash used for capital expenditures was $70.8 million in the first nine months of 2019 versus $62.9 million in the comparable prior year period.

For 2019, the Company estimates that total capital expenditures will range from $110 million to $130 million, inclusive of infrastructure and optimization spending in the United States, Germany and Mexico.

Financing Activity

Cash used for financing activities was $74.4 million in 2019 versus $34.1 million in 2018.  The majority of this increase in cash usage relates to the voluntary prepayment of the outstanding principal balance of the Company’s 5.88 percent Senior Notes in the second quarter of 2019 and scheduled principal payments on the Company’s 3.86 percent Notes that were incurred for the first time in 2019.

The Company purchases shares of its common stock in the open market or from its benefit plans from time to time to fund its own benefit plans and to mitigate the dilutive effect of new shares issued under its benefit plans. The Company may, from time to time, seek to retire or purchase additional amounts of its outstanding equity and/or debt securities through cash purchases and/or exchanges for other securities, in open market purchases, privately negotiated transactions or otherwise, including pursuant to plans meeting the requirements of Rule 10b5-1 promulgated by the SEC. Such repurchases or exchanges, if any, will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.  In the nine months ended September 30, 2019, the Company purchased 144,457 shares of its common stock at a total cost of $13.2 million, on the open market.  As of September 30, 2019, there were 349,830 shares remaining under the current share repurchase authorization.

Debt and Credit Facilities

Consolidated balance sheet debt decreased to $231.9 million as of September 30, 2019 from $276.1 million at December 31, 2018.  Net debt (which is defined as total debt minus cash – see the Reconciliation of Non-GAAP Net Debt section of this MD&A) decreased by $30.0 million for the first nine months of 2019, from a negative $24.1 million to a negative $54.1 million, primarily due to current year debt repayments.

As of September 30, 2019, the ratio of total debt to total debt plus shareholders’ equity was 21 percent compared to 25 percent at December 31, 2018. As of September 30, 2019, the ratio of net debt to net debt plus shareholders’ equity was a negative 7 percent, compared to a negative 3 percent at December 31, 2018.

On January 30, 2018, the Company entered into a five year committed $350 million multi-currency revolving credit facility with a syndicate of banks that matures on January 30, 2023.  This revolving credit facility replaced the Company’s prior $125 million credit agreement.  This credit agreement allows the Company to make unsecured borrowings, as requested from time to time, to finance working capital needs, permitted acquisitions, capital expenditures and for general corporate purposes. This unsecured facility is the Company’s primary source of short-term borrowings. As of September 30, 2019, the Company had outstanding letters of credit totaling $5.0 million under the revolving credit agreement and no borrowings, with $345.0 million remaining available.

The Company anticipates that cash from operations, committed credit facilities and cash on hand will be sufficient to fund anticipated capital expenditures, working capital, dividends and other planned financial commitments for the foreseeable future.

Certain foreign subsidiaries of the Company maintain short-term bank lines of credit in their respective local currencies to meet working capital requirements as well as to fund capital expenditure programs and acquisitions. At September 30, 2019, the Company’s foreign subsidiaries had outstanding debt of $0.6 million.

The Company has material debt agreements that require the maintenance of minimum interest coverage and minimum net worth. These agreements also limit the incurrence of additional debt as well as the payment of dividends and repurchase of treasury shares. As of September 30, 2019, testing for these agreements was based on the Company’s consolidated financial statements. Under the most restrictive of these debt covenants:

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

The Company believes it was in compliance with all of its loan agreements as of September 30, 2019.

ENVIRONMENTAL AND LEGAL MATTERS

The Company’s operations are subject to extensive federal, state and local environmental laws and regulations and similar laws in the other countries in which the Company does business. Although the Company's environmental policies and practices are designed to ensure compliance with these laws and regulations, future developments and increasingly stringent environmental regulation may require the Company to make additional unforeseen environmental expenditures. The Company will continue to invest in the equipment and facilities necessary to comply with existing and future regulations.  For the nine months ended September 30, 2019 and 2018, the Company’s expenditures for capital projects related to the environment were $1.3 million and $3.1 million, respectively. These projects are capitalized and depreciated over their estimated useful lives, which are typically 10 years. Recurring costs associated with the operation and maintenance of facilities for waste treatment and disposal and managing environmental compliance in ongoing operations at the Company’s manufacturing locations were $22.8 million and $21.1 million for the nine months ended September 30, 2019 and 2018, respectively.

Over the years, the Company has received requests for information related to or has been named by the government as a PRP at a number of waste disposal sites where cleanup costs have been or may be incurred under CERCLA and similar state or foreign statutes. In addition, damages are being claimed against the Company in general liability actions for alleged personal injury or property damage in the case of some disposal and plant sites. The Company believes that it has made adequate provisions for the costs it is likely to incur with respect to the sites. It is the Company’s accounting policy to record liabilities when environmental assessments and/or remedial efforts are probable and the cost or range of possible costs can be reasonably estimated. When no amount within the range is a better estimate than any other amount, the minimum is accrued. Some of the factors on which the Company bases its estimates include information provided by feasibility studies, PRP negotiations and the development of remedial action plans. After partial remediation payments at certain sites, the Company has estimated a range of possible environmental and legal losses of $23.9 million to $45.6 million at September 30, 2019, compared to $23.4 million to $44.7 million at December 31, 2018. Within the range of possible environmental losses, management currently concluded that no single amount is more likely to occur than any other amounts in the ranges and, thus, has accrued at the lower end of the ranges; that accrual totaled $23.9 million at September 30, 2019 and $23.4 million at December 31, 2018.  Because the liabilities accrued are estimates, actual amounts could differ materially from the amounts reported. Cash expenditures related to legal and environmental matters were $2.8 million for the nine months ended September 30, 2019, compared to $1.0 million for the same period in 2018. The majority of the 2019 cash expenditures relate to environmental remediation costs at the Company’s Maywood, New Jersey site.

For certain sites, the Company has responded to information requests made by federal, state or local government agencies but has received no response confirming or denying the Company’s stated positions. As such, estimates of the total costs, or range of possible costs, of remediation, if any, or the Company’s share of such costs, if any, cannot be determined with respect to these sites. Consequently, the Company is unable to predict the effect thereof on the Company’s financial position, cash flows and results of operations. Based upon the Company’s present knowledge with respect to its involvement at these sites, the possibility of other viable entities’ responsibilities for cleanup, and the extended period over which any costs would be incurred, management believes that the Company has no material liability at these sites and that these matters, individually and in the aggregate, will not have a material effect on the Company’s financial position. Certain of these matters are discussed in Item 1, Part 2, of the Company’s Annual Report on Form 10-K, Legal Proceedings, in this report and in other filings of the Company with the SEC, which are available upon request from the Company. See also Note 9, Contingencies, to the condensed consolidated financial statements for a summary of the environmental proceedings related to certain environmental sites.

OUTLOOK

Management believes its Surfactant strategy, inclusive of its focus on end market diversification, Tier 2 and Tier 3 customers and cost out activities will continue to contribute to margin improvement despite the challenging current environment.  Management believes Polymers will continue to benefit from the growing market for insulation material and remains optimistic the business will deliver full year volume growth and incremental margin improvement versus the prior year.  Management believes full year Specialty Products results will improve versus the prior year.

CRITICAL ACCOUNTING POLICIES

There have been no changes to the critical accounting policies disclosed in the Company’s 2018 Annual Report on Form 10-K.

RECONCILIATION OF NON-GAAP ADJUSTED NET INCOME AND EARNINGS PER SHARE

	Three Months Ended September 30
(In millions, except per share amounts)	2019		2018
	Net Income	Diluted EPS	Net Income	Diluted EPS
Net Income Attributable to the Company as Reported(1)	$25.9	$1.11	$21.8	$0.93

Deferred Compensation Expense (including related investment activity)	1.8	0.08	3.4	0.15
Business Restructuring	0.5	0.02	1.7	0.07
Cash-settled SARs	0.4	0.02	1.1	0.05
Cumulative Tax Effect on Above Adjustment Items	(0.7)	(0.03)	(1.6)	(0.07)
Adjusted Net Income(1)	$27.9	$1.20	$26.4	$1.13
	Nine Months Ended September 30
(In millions, except per share amounts)	2019		2018
	Net Income	Diluted EPS	Net Income	Diluted EPS
Net Income Attributable to the Company as Reported(1)	$81.1	$3.48	$87.2	$3.74

Deferred Compensation Expense (including related investment activity)	8.5	0.37	3.5	0.15
Business Restructuring	1.7	0.07	2.3	0.10
Cash-settled SARs	2.3	0.10	0.9	0.04
Environmental Remediation	2.9	0.12	0.0	0.00
Early Debt Repayment	1.2	0.05	0.0	0.00
Cumulative Tax Effect on Above Adjustment Items	(4.0)	(0.17)	(1.7)	(0.08)
Adjusted Net Income(1)	$93.7	$4.02	$92.2	$3.95
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

(In millions)	September 30, 2019	December 31, 2018
Current Maturities of Long-Term Debt as Reported	$24.1	$37.1
Long-Term Debt as Reported	207.8	239.0
Total Debt as Reported	231.9	276.1
Less Cash and Cash Equivalents as Reported	(286.0)	(300.2)
Net Debt	$(54.1)	$(24.1)

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the market risks described in the Company’s 2018 Annual Report on Form 10-K.

Item 4 – Controls and Procedures

a.	Evaluation of Disclosure Controls and Procedures

We have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2019. Based on this evaluation of our disclosure controls and procedures, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2019, such that the information required to be disclosed in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

b.	Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II OTHER INFORMATION

Item 1 – Legal Proceedings

There have been no material changes to the legal proceedings disclosed in the Company’s 2018 Annual Report on Form 10-K and the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.

Item 1A – Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s 2018 Annual Report on Form 10-K.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Below is a summary by month of share purchases by the Company during the third quarter of 2019:

Month	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 2019	4,495	(2)	$97.95	46	423,605
August 2019	73,869	(3)	$94.88	73,775	349,830
September 2019	1,323	(4)	$98.29	—	349,830

Total	79,687		$95.11	73,821	349,830

(1)	On February 19, 2013, the Company’s Board of Directors authorized the Company to repurchase up to 1,000,000 shares of its outstanding common stock.
(2)

Represents 46 shares of Company common stock purchased on the open market and 4,449 shares tendered by employees to settle statutory withholding taxes related to a distribution of restricted stock awards and to the exercise of SARs.

(3)	Represents 73,775 shares of Company common stock purchased on the open market and 94 shares tendered by employees to settle statutory withholding taxes related to the exercise of SARs.
(4)	Represents shares of Company common stock tendered by employees to settle statutory withholding taxes related to the exercise of SARs.

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Mine Safety Disclosures

Not applicable

Item 5 – Other Information

None

Item 6 – Exhibits

Exhibit No.		Description

3.2	–	Amended and Restated By-laws of Stepan Company (Amended as of October 22, 2019)

10.1	–	Stepan Company Supplemental Savings and Investment Retirement Plan (Amended and Restated Effective as of January 1, 2019)

31.1	–	Certification of President and Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)

31.2	–	Certification of Vice President and Chief Financial Officer pursuant to Exchange Act Rule 13a- 14(a)/15d-14(a)

32	–	Certification pursuant to 18 U.S.C. Section 1350

101.INS	–	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document

101.SCH	–	Inline XBRL Taxonomy Extension Schema Document

101.CAL	–	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	–	Inline XBRL Taxonomy Extension Definition Document

101.LAB	–	Inline XBRL Taxonomy Extension Label Linkbase Document

104	–	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEPAN COMPANY

Date:  October 30, 2019

/s/ Luis E. Rojo
Luis E. Rojo
Vice President and Chief Financial Officer