Form 10-Q
period 2020-03-31
STEPAN CO
filed 2020-04-30
CIK 94049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes   ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 24, 2020
Common Stock, $1 par value	22,472,642 Shares

Part I FINANCIAL INFORMATION

Item 1 - Financial Statements

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Unaudited

(In thousands, except per share amounts)	Three Months Ended March 31
	2020	2019
Net Sales	$449,987	$489,170
Cost of Sales	370,718	404,561
Gross Profit	79,269	84,609
Operating Expenses:
Selling	13,532	13,969
Administrative	18,872	19,306
Research, development and technical services	13,827	13,390
Deferred compensation (income) expense	(7,323)	7,473
	38,908	54,138
Business restructuring expenses (Note 16)	(357)	(733)
Operating Income	40,004	29,738
Other Income (Expense):
Interest, net	(1,230)	(1,853)
Other, net (Note 15)	(3,262)	3,145
	(4,492)	1,292

Income Before Provision for Income Taxes	35,512	31,030
Provision for Income Taxes	7,973	6,052
Net Income	27,539	24,978
Net Loss Attributable to Noncontrolling Interests (Note 2)	6	6
Net Income Attributable to Stepan Company	$27,545	$24,984

Net Income Per Common Share Attributable to Stepan Company (Note 10):
Basic	$1.20	$1.08
Diluted	$1.18	$1.07

Shares Used to Compute Net Income Per Common Share Attributable to Stepan Company (Note 10):
Basic	23,023	23,099
Diluted	23,285	23,332

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited

(In thousands)	Three Months Ended March 31
	2020	2019
Net income	$27,539	$24,978
Other comprehensive income:
Foreign currency translation adjustments (1) (Note 11)	(41,195)	3,707
Defined benefit pension adjustments, net of tax (Note 11)	808	543
Derivative instrument activity, net of tax (Note 11)	(2)	(2)
Total other comprehensive income	(40,389)	4,248
Comprehensive income	(12,850)	29,226
Comprehensive income attributable to noncontrolling interests (Note 2)	19	(14)
Comprehensive income attributable to Stepan Company	$(12,831)	$29,212

(1)	Includes foreign currency translation adjustments related to noncontrolling interest.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(Dollars in thousands)	March 31, 2020	December 31, 2019
Assets
Current Assets:
Cash and cash equivalents	$254,339	$315,383
Receivables, net	290,568	276,841
Inventories (Note 6)	198,194	203,647
Other current assets	25,443	22,918
Total current assets	768,544	818,789
Property, Plant and Equipment:
Cost	1,752,932	1,762,135
Less: Accumulated depreciation	(1,125,390)	(1,122,818)
Property, plant and equipment, net	627,542	639,317
Goodwill, net	23,059	26,086
Other intangible assets, net	15,819	15,352
Long-term investments (Note 3)	22,209	28,227
Operating lease assets	36,248	38,386
Other non-current assets	12,879	13,210
Total assets	$1,506,300	$1,579,367
Liabilities and Equity
Current Liabilities:
Current maturities of long-term debt (Note 14)	$23,571	$23,571
Accounts payable	187,941	194,276
Accrued liabilities	98,646	121,267
Total current liabilities	310,158	339,114
Deferred income taxes	23,133	23,391
Long-term debt, less current maturities (Note 14)	198,566	198,532
Non-current operating lease liabilities	27,960	29,654
Other non-current liabilities	79,011	96,180
Commitments and Contingencies (Note 8)
Equity:
Common stock, $1 par value; authorized 60,000,000 shares; Issued 26,540,546 shares in 2020 and 26,493,335 shares in 2019	26,541	26,493
Additional paid-in capital	195,661	193,135
Accumulated other comprehensive loss (Note 11)	(176,546)	(136,170)
Retained earnings	943,807	922,464
Less: Common treasury stock, at cost, 4,074,935 shares in 2020 and 3,979,735 shares in 2019	(122,685)	(114,139)
Total Stepan Company stockholders’ equity	866,778	891,783
Noncontrolling interests (Note 2)	694	713
Total equity	867,472	892,496
Total liabilities and equity	$1,506,300	$1,579,367

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(In thousands)	Three Months Ended March 31
	2020	2019
Cash Flows From Operating Activities
Net income	$27,539	$24,978
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,023	19,403
Deferred compensation	(7,323)	7,473
Realized and unrealized (gains) losses on long-term investments	3,875	(2,404)
Stock-based compensation	1,202	2,596
Deferred income taxes	131	(1,857)
Other non-cash items	395	1,443
Changes in assets and liabilities:
Receivables, net	(30,767)	(17,434)
Inventories	(447)	16,231
Other current assets	(3,180)	(3,247)
Accounts payable and accrued liabilities	(16,583)	(42,279)
Pension liabilities	(236)	(392)
Environmental and legal liabilities	(947)	6
Deferred revenues	(157)	(81)
Net Cash (Used In) Provided By Operating Activities	(6,475)	4,436
Cash Flows From Investing Activities
Expenditures for property, plant and equipment	(33,202)	(25,741)
Asset acquisition (Note 17)	(2,040)	—
Other, net	2,331	2,037
Net Cash Used In Investing Activities	(32,911)	(23,704)
Cash Flows From Financing Activities
Revolving debt and bank overdrafts, net	—	(4,230)
Dividends paid	(6,202)	(5,643)
Company stock repurchased	(7,243)	(77)
Stock option exercises	155	1,890
Other, net	(1,128)	(2,718)
Net Cash Used In Financing Activities	(14,418)	(10,778)
Effect of Exchange Rate Changes on Cash	(7,240)	(689)
Net Decrease in Cash and Cash Equivalents	(61,044)	(30,735)
Cash and Cash Equivalents at Beginning of Period	315,383	300,194
Cash and Cash Equivalents at End of Period	$254,339	$269,459
Supplemental Cash Flow Information
Cash payments of income taxes, net of refunds/payments	$3,316	$3,018
Cash payments of interest	$2,122	$2,131

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

Unaudited

1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements included herein have been prepared by Stepan Company (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate and make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company’s financial position as of March 31, 2020, and its results of operations and cash flows for the three months ended March 31, 2020 and 2019, have been included.  These financial statements and related footnotes should be read in conjunction with the financial statements and related footnotes included in the Company’s 2019 Annual Report on Form 10-K.

2.	RECONCILIATIONS OF EQUITY

Below are reconciliations of total equity, Company equity and equity attributable to noncontrolling interests for the three months ended March 31, 2020 and 2019:

(In thousands, except share and per share amounts)	Total	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest (1)
Balance, December 31, 2019	$892,496	$26,493	$193,135	$(114,139)	$(136,170)	$922,464	$713

Issuance of 2,747 shares of common stock under stock option plan	155	3	152	—	—	—	—

Purchase of 89,225 shares of common stock	(7,243)	—	—	(7,243)	—	—	—

Stock-based and deferred compensation	1,116	45	2,374	(1,303)	—	—	—

Net income	27,539	—	—	—	—	27,545	(6)

Other comprehensive income	(40,389)	—	—	—	(40,376)	—	(13)

Cash dividends paid:
Common stock ($0.28 per share)	(6,202)	—	—	—	—	(6,202)	—
Balance, March 31, 2020	$867,472	$26,541	$195,661	$(122,685)	$(176,546)	$943,807	$694

(In thousands, except share and per share amounts)	Total	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest (1)
Balance, December 31, 2018	$808,185	$26,309	$182,881	$(97,389)	$(141,483)	$837,107	$760

Issuance of 38,706 shares of common stock under stock option plan	1,890	39	1,851	—	—	—	—

Purchase of 900 shares of common stock	(77)	—	—	(77)	—	—	—

Stock-based and deferred compensation	(1,360)	93	1,179	(2,632)	—	—	—

Net income	24,978	—	—	—	—	24,984	(6)

Other comprehensive income	4,248	—	—	—	4,228	—	20

Cash dividends paid:
Common stock ($0.25 per share)	(5,643)	—	—	—	—	(5,643)

Other (2)	—	—	—	—	(5,325)	5,325	—
Balance, March 31, 2019	$832,221	$26,441	$185,911	$(100,098)	$(142,580)	$861,773	$774
(1)	Reflects the noncontrolling interest in the Company’s China joint venture.

(2)  Reflects beginning retained earnings adjustment as a result of the Company’s first quarter 2019 adoption of ASU No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.

3.	FAIR VALUE MEASUREMENTS

The following were the financial instruments held by the Company at March 31, 2020, and December 31, 2019, and the methods and assumptions used to estimate the instruments’ fair values:

Cash and cash equivalents

Carrying value approximated fair value because of the short maturity of the instruments.  Fair value of cash and cash equivalents is a Level 1 measurement.

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

At March 31, 2020, and December 31, 2019, the fair values and related carrying values of debt, including current maturities, were as follows (the fair value and carrying value amounts are presented without regard to unamortized debt issuance costs of $720,000 and $754,000 as of March 31, 2020 and December 31, 2019, respectively):

(In thousands)	March 31, 2020	December 31, 2019
Fair value	$219,302	$226,712
Carrying value	222,857	222,857

The following tables present financial assets and liabilities, excluding cash and cash equivalents, measured on a recurring basis at fair value as of March 31, 2020, and December 31, 2019, and the level within the fair value hierarchy in which the fair value measurements fall:

(In thousands)	March 2020	Level 1	Level 2	Level 3
Mutual fund assets	$22,209	$22,209	$—	$—
Derivative assets:
Foreign currency contracts	36	—	36	—
Total assets at fair value	$22,245	$22,209	$36	$—
Derivative liabilities:
Foreign currency contracts	$1,188	$—	$1,188	$—

(In thousands)	December 2019	Level 1	Level 2	Level 3
Mutual fund assets	$28,227	$28,227	$—	$—
Derivative assets:
Foreign currency contracts	981	—	981	—
Total assets at fair value	$29,208	$28,227	$981	$—
Derivative liabilities:
Foreign currency contracts	$429	$—	$429	$—

4.	DERIVATIVE INSTRUMENTS

The Company is exposed to certain risks relating to its ongoing business operations. The primary risk managed by the use of derivative instruments is foreign currency exchange risk.  The Company holds forward foreign currency exchange contracts that are not designated as any type of accounting hedge as defined by GAAP.  The Company uses these contracts to manage its exposure to exchange rate fluctuations on certain Company subsidiary cash, accounts receivable, accounts payable and other obligation balances that are denominated in currencies other than the entities’ functional currencies. The forward foreign exchange contracts are recognized on the balance sheet as either an asset or a liability measured at fair value. Gains and losses arising from recording the foreign exchange contracts at fair value are reported in earnings as offsets to the losses and gains reported in earnings arising from the re-measurement of the asset and liability balances into the applicable functional currencies. At March 31, 2020, and December 31, 2019, the Company had open forward foreign currency exchange contracts, all with durations of one to three months, to buy or sell foreign currencies with U.S. dollar equivalent amounts of $28,447,000 and $48,540,368, respectively.

The fair values of the derivative instruments held by the Company on March 31, 2020, and December 31, 2019, are disclosed in Note 3. Derivative instrument gains and losses for the three-month periods ended March 31, 2020 and 2019, were immaterial.  For amounts reclassified out of accumulated other comprehensive income (loss) (AOCI) into earnings for the three-month periods ended March 31, 2020 and 2019, see Note 11.

5.	STOCK-BASED COMPENSATION

On March 31, 2020, the Company had stock options, stock awards and stock appreciation rights (SARs) outstanding under its 2011 Incentive Compensation Plan. SARs granted prior to 2015 are cash-settled, and SARs granted after 2014 are stock-settled. Stock options and SARs granted prior to 2017 generally cliff vested after two years. Starting in 2017, stock options and SARs have a three-year graded vesting feature, with one-third of the awards vesting each year. The Company has elected the straight-line method of expense attribution for the stock options and SARs with the graded vesting feature.

Compensation expense recorded for all stock options, stock awards and SARs was as follows:

(In thousands)
Three Months Ended March 31
2020	2019
$1,202	$2,596

The quarter-over-quarter decrease in stock-based compensation expense was primarily attributable to cash-settled SARs.  The quarterly decrease in cash-settled SARs compensation expense reflects a decrease in the market value of Company stock during the first quarter of 2020 versus an increase in the first quarter of 2019.

Unrecognized compensation costs for stock options, stock awards and SARs were as follows:

(In thousands)	March 31, 2020	December 31, 2019
Stock options	$3,320	$1,850
Stock awards	5,819	3,618
SARs	7,209	4,058

The increases in unrecognized compensation costs for stock options, stock awards and SARs reflected the 2020 grants of:

Shares
Stock options	81,065
Stock awards (at target)	43,046
SARs	173,754

The unrecognized compensation costs at March 31, 2020, are expected to be recognized over weighted-average periods of 2.2 years for stock options, 2.1 years for stock awards and 2.2 years for SARs.

6.	INVENTORIES

The composition of inventories at March 31, 2020, and December 31, 2019, was as follows:

(In thousands)	March 31, 2020	December 31, 2019
Finished goods	$133,853	$139,785
Raw materials	64,341	63,862
Total inventories	$198,194	$203,647

7.	LEASES

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

The Company’s operating leases are primarily comprised of railcars, real estate, storage tanks, autos, trailers and manufacturing/office equipment. Railcars and real estate comprise approximately 50 percent and 38 percent, respectively, of the Company’s consolidated ROU asset balance. With the exception of real estate, typical lease terms range from one to ten years. Real estate lease terms typically range from one to fifty years. The Company’s two principal real estate leases relate to land leases in the Philippines and Singapore. As of March 31, 2020, the Company had additional leases, primarily for equipment and storage tanks, that have not commenced of approximately $731,000. These leases will commence in the second quarter of 2020 with lease terms ranging from three to five years.

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

(In thousands)	March 31, 2020
Lease Cost
Operating lease cost	$2,721
Short-term lease cost	1,179
Variable lease cost	298
Total lease cost	$4,198
Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$2,747
Right-of-use assets obtained in exchange for new operating lease liabilities	666

(In thousands)
Undiscounted Cash Flows:
2020 (excluding the three months ended March 31, 2020)	$7,484
2021	7,632
2022	6,421
2023	5,118
2024	3,060
Subsequent to 2024	16,437
Total Undiscounted Cash Flows	$46,152
Less: Imputed interest	(9,888)
Present value	$36,264
Current operating lease liabilities (1)	8,304
Non-current operating lease liabilities	27,960
Total lease liabilities	$36,264

(1)	This item is included in Accrued liabilities line on the Company’s Condensed Consolidated Balance Sheet.

Weighted-average remaining lease term-operating leases	9 years
Weighted-average discount rate-operating leases	4.3%

8.	CONTINGENCIES

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

In determining the appropriate level of environmental reserves, the Company considers several factors such as information obtained from investigatory studies; changes in the scope of remediation; the interpretation, application and enforcement of laws and regulations; changes in the costs of remediation programs; the development of alternative cleanup technologies and methods; and the relative level of the Company’s involvement at various sites for which the Company is allegedly associated. The level of annual expenditures for remedial, monitoring and investigatory activities will change in the future as major components of planned remediation activities are completed and the scope, timing and costs of existing activities are changed. As of March 31, 2020, the Company estimated a range of possible environmental and legal losses of $24.9 million to $43.0 million. Within the range of possible environmental and legal losses, management has currently concluded that no single amount is more likely to occur than any other amounts in the ranges and, thus, has accrued at the lower end of the range.  These accruals totaled $24.9 million at March 31, 2020 and $25.9 million at December 31, 2019. Although the Company believes that its reserves are adequate for environmental contingencies, it is possible due to the uncertainties noted above, that additional reserves could be required in the future.  Cash expenditures related to legal and environmental matters approximated $0.9 million and $0.2 million for the three-month periods ended March 31, 2020 and 2019, respectively.

For certain sites, the Company has responded to information requests made by federal, state or local government agencies but has received no response confirming or denying the Company’s stated positions. As such, estimates of the total costs, or range of possible costs, of remediation, if any, or the Company’s share of such costs, if any, cannot be determined with respect to these sites. Consequently, the Company is unable to predict the effect thereof on the Company’s financial position, cash flows and results of operations. Based upon the Company’s present knowledge with respect to its involvement at these sites, the possibility of other viable entities’ responsibilities for cleanup, management believes that the Company has no material liability at these sites and that these matters, individually and in the aggregate, will not have a material effect on the Company’s financial position. However, in the event of one or more adverse determinations with respect to such sites in any annual or interim period, the effect on the Company’s cash flows and results of operations for those periods could be material.

Following are summaries of the Company’s major contingencies at March 31, 2020:

Maywood, New Jersey Site

The Company’s property in Maywood, New Jersey and property formerly owned by the Company adjacent to its current site and other nearby properties (collectively, the Maywood site) were listed on the National Priorities List in September 1993 pursuant to the provisions of CERCLA because of alleged chemical contamination. Pursuant to (i) a September 21, 1987 Administrative Order on Consent entered into between the U.S. Environmental Protection Agency (USEPA) and the Company for property formerly owned by the Company at the Maywood site and (ii) the issuance of an order on November 12, 2004 by the USEPA to the Company for property currently owned by the Company at the Maywood site, the Company has completed various Remedial Investigation Feasibility Studies (RI/FS), and on September 24, 2014, USEPA issued its Record of Decision (ROD) for chemically-contaminated soil at the Maywood site, which requires the Company to perform remedial cleanup of the soil and buried waste. The USEPA has not yet issued a ROD for chemically-contaminated groundwater at the Maywood site. Based on the most current information available, the Company believes its recorded liability is reasonable having considered the range of estimated costs of remediation for the Maywood site.  The estimate of the cost of remediation for the Maywood site could change as the Company continues to hold discussions with the USEPA, as the design of the remedial action is finalized, if a groundwater ROD is issued or if other PRPs are identified. The ultimate amount for which the Company is liable could differ materially from the Company’s current recorded liability.

In April 2015, the Company entered into an Administrative Settlement Agreement and Administrative Order on Consent with USEPA which requires payment of certain costs and performance of certain investigative and design work for chemically-contaminated soil. Based on the Company’s review and analysis of this order, no changes to the Company’s recorded liability for claims associated with soil remediation of chemical contamination at the Maywood site were required.

In addition, under the terms of a settlement agreement reached on November 12, 2004, the U.S. Department of Justice and the Company agreed to fulfill the terms of a Cooperative Agreement reached in 1985.  Under the Cooperative Agreement, the United States is responsible for the removal of radioactive waste at the Maywood site and it has incurred and will incur future remediation costs at the site.  As such, the Company recorded no liability related to this settlement agreement.

D’Imperio Property Site

During the mid-1970’s, Jerome Lightman and the Lightman Drum Company disposed of hazardous substances generated by the Company at several sites in New Jersey, including the D’Imperio site. The Company was named as a PRP in an October 2, 1998, lawsuit in the U.S. District Court for the District of New Jersey that involved the D’Imperio Site. In 2019, the PRPs were provided with updated remediation cost estimates by the PRP group technical consultant and project manager, which the Company considered in its determination of its range of estimated possible losses and liability balance. The changes in range of possible losses and liability balance were immaterial. Remediation work is continuing at the D’Imperio site. Based on current information, the Company believes that its recorded liability is reasonable having considered the range of estimated cost of remediation for the D’Imperio site. Depending on the ultimate cost of the remediation at this site, the amount for which the Company is liable could differ materially from the current estimates.

Wilmington Site

The Company is currently contractually obligated to contribute to the environmental response costs associated with the Company’s formerly-owned site in Wilmington, Massachusetts (the Wilmington site). Remediation at this site is being managed by its current owner to whom the Company sold the property in 1980. Under the Company’s October 1, 1993, agreement with the current owner of the Wilmington site, once total site remediation costs exceed certain levels, the Company is obligated to contribute up to five percent of future response costs associated with this site with no limitation on the ultimate amount of contributions. The Company has paid the current owner $2.9 million for the Company’s portion of environmental response costs at the Wilmington site through March 31, 2020. The Company has recorded a liability for its portion of the estimated remediation costs for the site. Depending on the ultimate cost of the remediation at this site, the amount for which the Company is liable could differ materially from the current estimates.

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

Other U.S. Sites

Through the regular environmental monitoring of its plant production sites, the Company discovered levels of chemical contamination that were above thresholds allowed by law at its Millsdale, Illinois and Fieldsboro, New Jersey plants. The Company voluntarily reported its results to the applicable state environmental agencies. As a result, the Company is required to perform self-remediation of the affected areas. Based on current information, the Company believes that its recorded liability for the remediation of the affected areas is appropriate based on an estimate of expected costs. However, actual costs could differ materially from current estimates.

9.	POSTRETIREMENT BENEFIT PLANS

Defined Benefit Pension Plans

The Company sponsors various funded qualified and unfunded non-qualified defined benefit pension plans, the most significant of which cover employees in the U.S. and U.K. locations. The U.S. and U.K. defined benefit pension plans are frozen and service benefits are no longer being accrued.

Components of Net Periodic Benefit Cost

	UNITED STATES		UNITED KINGDOM
(In thousands)	Three Months Ended March 31		Three Months Ended March 31
	2020	2019	2020	2019
Interest cost	$1,421	$1,661	$109	$142
Expected return on plan assets	(2,437)	(2,361)	(134)	(201)
Amortization of net actuarial loss	1,052	652	19	63
Net periodic (benefit) cost	$36	$(48)	$(6)	$4

Employer Contributions

U.S. Plans

As a result of pension funding relief provisions included in the Highway and Transportation Funding Act of 2014, the Company is not required to make contributions to its funded U.S. qualified defined benefit plans. Approximately $312,000 is expected to be paid to the unfunded non-qualified plans in 2020. Of such amount, $143,000 had been paid related to the non-qualified plans as of March 31, 2020.

U.K. Plan

The Company’s U.K. subsidiary expects to contribute approximately $495,000 to its defined benefit pension plan in 2020. Of such amount, $168,000 had been contributed to the plan as of March 31, 2020.

Defined Contribution Plans

The Company sponsors retirement savings defined contribution plans that cover eligible U.S. and U.K. employees. The Company’s U.S. retirement plans include two qualified plans, one of which is a 401(k) plan and one of which is an employee stock ownership plan, and one non-qualified supplemental executive plan.  In the three months ended March 31, 2020 and 2019, the Company made profit sharing contributions into the qualified retirement plans for U.S. employees and for certain non-U.S. employees. Profit sharing contributions were determined using a formula applied to Company earnings. In 2019 and 2020, profit sharing contributions for U.S. employees were made to the employee stock ownership plan.  Profit sharing contributions are allocated to participant accounts on the basis of participant base earnings.

Defined contribution plan expenses for the Company’s qualified contribution plans were as follows:

(In thousands)	Three Months Ended March 31
	2020	2019
Retirement savings contributions	$1,758	$2,409
Profit sharing contributions	975	882
Total defined contribution plan expenses	$2,733	$3,291

The Company has a rabbi trust to fund the obligations of its non-qualified supplemental executive defined contribution plans (supplemental plans). The trust comprises various mutual fund investments selected by the participants of the supplemental plans. In accordance with the accounting guidance for rabbi trust arrangements, the assets of the trust and the obligations of the supplemental plans are reported on the Company’s consolidated balance sheets. The Company elected the fair value option for the mutual fund investment assets so that offsetting changes in the mutual fund values and defined contribution plan obligations would be recorded in earnings in the same period. Therefore, the mutual funds are reported at fair value with any subsequent changes in fair value recorded in the consolidated statements of income. The liabilities related to the supplemental plans increase (i.e., supplemental plan expense is recognized) when the value of the trust assets appreciates and decrease when the value of the trust assets declines (i.e., supplemental plan income is recognized). At March 31, 2020, the balance of the trust assets was $1,619,000, which equaled the balance of the supplemental plan liabilities (see the long-term investments section in Note 3 for further information regarding the Company’s mutual fund assets).

10.	EARNINGS PER SHARE

Below are the computations of basic and diluted earnings per share for the three months ended March 31, 2020 and 2019:

(In thousands, except per share amounts)	Three Months Ended March 31
	2020	2019
Computation of Basic Earnings per Share
Net income attributable to Stepan Company	$27,545	$24,984
Weighted-average number of common shares outstanding	23,023	23,099
Basic earnings per share	$1.20	$1.08

Computation of Diluted Earnings per Share
Net income attributable to Stepan Company	$27,545	$24,984
Weighted-average number of shares outstanding	23,023	23,099
Add weighted-average net shares from assumed exercise of options (under treasury stock method) (1)	102	92
Add weighted-average net shares related to unvested stock awards (under treasury stock method)	1	3
Add weighted-average net shares from assumed exercise of SARs (under treasury stock method) (1)	128	108
Add weighted-average contingently issuable net shares related to performance stock awards (under treasury stock method)	31	30
Weighted-average shares applicable to diluted earnings	23,285	23,332
Diluted earnings per share	$1.18	$1.07

(1) Options/SARs to acquire 256,288 and 214,241 shares of Company common stock were excluded from the computations of diluted earnings per share for the three months ended March 31, 2020 and March 31, 2019. Inclusion of the instruments would have had an antidilutive effect on the earnings per share computations.

11.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Below is the change in the Company’s AOCI balance by component (net of income taxes) for the three months ended March 31, 2020 and 2019:

(In thousands)	Foreign Currency Translation Adjustments	Defined Benefit Pension Plan Adjustments	Cash Flow Hedge Adjustments	Total
Balance at December 31, 2018	$(108,481)	$(33,083)	$81	$(141,483)
Other comprehensive income before reclassifications	3,687	—	—	3,687
Amounts reclassified from AOCI	—	543	(2)	541
Remeasurement adjustment related to the Tax Act (1)	—	(5,325)	—	(5,325)
Net current-period other comprehensive income	3,687	(4,782)	(2)	(1,097)
Balance at March 31, 2019	$(104,794)	$(37,865)	$79	$(142,580)

Balance at December 31, 2019	$(104,037)	$(32,205)	$72	$(136,170)
Other comprehensive income before reclassifications	(41,182)	808	—	(40,374)
Amounts reclassified from AOCI	—	—	(2)	(2)
Net current-period other comprehensive income	(41,182)	808	(2)	(40,376)
Balance at March 31, 2020	$(145,219)	$(31,397)	$70	$(176,546)

(1)

Represents reclassification of the stranded tax effects resulting from the U.S. Tax Cuts and Jobs Act (Tax Act) from accumulated other comprehensive income (loss) to retained earnings in accordance with ASU 2018-02.

Information regarding the reclassifications out of AOCI for the three-month periods ended March 31, 2020 and 2019, is displayed below:

(In thousands)	Amount Reclassified from AOCI (a)
AOCI Components	Three Months Ended March 31		Affected Line Item in Consolidated Statements of Income
	2020	2019
Amortization of defined benefit pension actuarial losses	$(1,071)	$(715)	(b)
	263	172	Tax benefit
	$(808)	$(543)	Net of tax
Gains and losses on cash flow hedges:
Foreign exchange contracts	2	2	Cost of sales
	2	2	Total before tax
	—	—	Tax benefit
	$2	$2	Net of tax
Total reclassifications for the period	$(806)	$(541)	Net of tax

(a)	Amounts in parentheses denote expense to statement of income.
(b)	This component of accumulated other comprehensive income is included in the computation of net periodic benefit cost (see Note 9 for additional details).

12.	SEGMENT REPORTING

The Company has three reportable segments: Surfactants, Polymers and Specialty Products. Net sales by segment for the three months ended March 31, 2020 and 2019, were as follows:

(In thousands)	Three Months Ended March 31
	2020	2019
Segment Net Sales
Surfactants	$327,071	$349,650
Polymers	106,491	120,179
Specialty Products	16,425	19,341
Total	$449,987	$489,170

Segment operating income and reconciliations of segment operating income to income before provision for income taxes for the three months ended March 31, 2020 and 2019, are summarized below:

(In thousands)	Three Months Ended March 31
	2020	2019
Segment Operating Income
Surfactants	$36,156	$37,167
Polymers	7,516	12,105
Specialty Products	3,984	3,131
Segment operating income	47,656	52,403
Business restructuring	(357)	(733)
Unallocated corporate expenses (1)	(7,295)	(21,932)
Consolidated operating income	40,004	29,738
Interest expense, net	(1,230)	(1,853)
Other, net	(3,262)	3,145
Income before provision for income taxes	$35,512	$31,030

(1)

Unallocated corporate expenses primarily comprise corporate administrative expenses (e.g., corporate finance, legal, human resources, information systems, deferred compensation and environmental remediation) that are not included in segment operating income and are not used to evaluate segment performance.

13.	REVENUE FROM CONTRACTS WITH CUSTOMERS

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

As of March 31, 2020, the Company had $274,000 of contract liabilities and no contract assets. A contract liability would typically arise when an advance or deposit is received from a customer before the Company recognizes revenue. In practice, this is rare as it would require a customer to make a payment prior to a performance obligation being satisfied.  When such situations do arise, the Company would maintain a deferred revenue liability until the time a performance obligation has been satisfied. The Company recognized $350,000 of revenue in the current period from pre-existing contract liabilities at December 31, 2019.

The tables below provide a geographic disaggregation of net sales for the three months ended March 31, 2020 and 2019. The Company’s business segmentation by geographic region most effectively captures the nature and economic characteristics of the Company’s revenue streams impacted by economic factors.

	For the Three Months Ended March 31, 2020
(In thousands)
	Surfactants	Polymers	Specialty	Total
Geographic Market
North America	$207,946	$61,841	$13,494	$283,281
Europe	59,660	36,560	2,931	99,151
Latin America	46,510	639	—	47,149
Asia	12,955	7,451	—	20,406
Total	$327,071	$106,491	$16,425	$449,987

	For the Three Months Ended March 31, 2019
(In thousands)
	Surfactants	Polymers	Specialty	Total
Geographic Market
North America	$214,297	$71,323	$16,025	$301,645
Europe	71,478	42,105	3,316	116,899
Latin America	50,812	197	—	51,009
Asia	13,063	6,554	—	19,617
Total	$349,650	$120,179	$19,341	$489,170

14.	DEBT

Debt was comprised of the following at March 31, 2020, and December 31, 2019:

(In thousands)	Maturity Dates	March 31, 2020	December 31, 2019
Unsecured private placement notes
3.95% (net of unamortized debt issuance cost of $305 and $316 for 2020 and 2019, respectively)	2021-2027	$99,695	$99,684
3.86% (net of unamortized debt issuance cost of $278 and $291 for 2020 and 2019, respectively)	2020-2025	85,436	85,423
4.86% (net of unamortized debt issuance cost of $137 and $147 for 2020 and 2019, respectively)	2020-2023	37,006	36,996
Total debt		$222,137	$222,103
Less current maturities		23,571	23,571
Long-term debt		$198,566	$198,532

The Company has a committed $350,000,000 multi-currency revolving credit agreement that expires on January 30, 2023. The Company maintains standby letters of credit under its workers’ compensation insurance agreements and for other purposes, as needed from time to time, which are issued under the revolving credit agreement. As of March 31, 2020, the Company had outstanding letters of credit totaling $4,929,000 and no borrowings under the revolving credit agreement. There was $345,071,000 available under the revolving credit agreement as of March 31, 2020.

The Company’s loan agreements contain provisions which, among others, require maintenance of certain financial ratios and place limitations on additional debt, investments and payment of dividends. Based on the loan agreement provisions that place limitations on dividend payments, unrestricted retained earnings (i.e., retained earnings available for dividend distribution) were $298,207,000 and $283,956,000 at March 31, 2020 and December 31, 2019, respectively.

15.	OTHER, NET

Other, net in the consolidated statements of income included the following:

(In thousands)	Three Months Ended March 31
	2020	2019
Foreign exchange gains	$568	$600
Investment income	75	97
Realized and unrealized gains (losses) on investments	(3,875)	2,404
Net periodic pension benefit (cost)	(30)	44
Other, net	$(3,262)	$3,145

16.	BUSINESS RESTRUCTURING

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

During the third quarter of 2018, the Company approved a plan to shut down Surfactant operations at its German plant site. As of March 31, 2020, an aggregate of $2,392,000  shut down related expense has been recognized at the site.  This aggregate expense is comprised of $1,404,000 of asset and spare part write downs recognized in 2018 and $988,000 of cumulative decommissioning costs. The Company recognized $79,000 and $187,000 of decommissioning expenses in the first quarter of 2020 and 2019, respectively.

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

In May 2016, the Company announced plans to shut down its Longford Mills, Ontario, Canada (Longford Mills) manufacturing facility, a part of the Surfactant reportable segment, by December 31, 2016. The shutdown plan was implemented to improve the Company’s asset utilization in North America and to reduce the Company’s fixed cost base. Manufacturing operations of the Longford Mills plant ceased by the end of 2016, and production of goods manufactured at the facility was transferred to other Company North American production sites. Decommissioning of the assets is expected to continue throughout 2020. As of March 31, 2020, $7,762,000  of aggregate restructuring expense has been recognized, reflecting $1,644,000 of termination benefits for approximately 30 employees and $6,118,000  for other expenses, principally site decommissioning costs. The Company recognized $278,000 and $322,000 of decommissioning expenses in the first quarter of 2020 and 2019, respectively.

17.	ACQUISITIONS

2020 Acquisition

On March 13, 2020, the Company acquired certain assets of Logos Technologies LLC's NatSurFact® business, a rhamnolipid-based line of bio-surfactants derived from renewable sources. These bio-surfactants offer synergies in several strategic end use markets including oilfield, agriculture, personal care and household, industrial and institutional.  The acquisition was accounted for as an asset acquisition. The purchase price of the acquisition was $2,040,000 and was paid with cash on hand. All assets acquired are included in the Company’s Surfactants segment. The assets acquired were primarily intangibles, including trademarks and know-how ($1,071,000) and patents ($357,000).  Additionally, $612,000 of laboratory equipment was acquired.

2019 Acquisition

On December 17, 2019, the Company acquired an oilfield demulsifier product line. The purchase price of the acquisition was $9,000,000 and was paid with cash on hand. This acquisition was accounted for as a business combination and the assets were measured and recorded at their estimated fair values. The fair value analysis was updated in the first quarter of 2020. The primary assets acquired were intangibles, mostly comprised of goodwill ($3,161,000), product know-how ($3,300,000) and customer relationships ($1,900,000). A small amount of inventory was also acquired. All of the acquired assets are included within the Company’s Surfactants segment. The average amortization period for the identifiable intangibles assets is 20 years.

Pro forma financial information has not been included because revenues and earnings of the Company’s consolidated entity would not have been materially different than reported had the acquisition date been January 1, 2019. The acquired business did not impact the Company’s 2019 financial results.

18.	RECENT ACCOUNTING PRONOUNCEMENTS

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments which amends the guidance on the measurement of the impairment of financial instruments. The new pronouncement replaces the existing model of measuring credit losses with an expected credit loss model referred to as “the Current Expected Credit Loss (CECL) model.”  The new model is based on expected losses that should be measured based not only on historical experience but on the combination of historical data, current conditions and reasonable forecasts.  Under this methodology, an entity recognizes as an allowance its estimate of lifetime expected credit losses and is required to apply the new credit loss model to most financial instruments held at amortized cost including trade receivables.  The amendments in the update are effective for fiscal years, and interim periods within fiscal years, beginning after December 15, 2019. The Company adopted ASU No. 2016-13 in the first quarter of 2020. The adoption of the guidance in ASU No. 2016-13 did not have a material effect on the Company’s financial position, results of operations or cash flows.

In January 2017, the FASB issued ASU No. 2017-4, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates Step 2 from the goodwill impairment test. When an indication of impairment was identified after performing the first step of the goodwill impairment test, Step 2 required that an entity determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) using the same procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Under the amendments in ASU No. 2017-4, an entity would perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying value. An entity would recognize an impairment charge for the amount by which the carrying value exceeds the reporting unit’s fair value. In addition, an entity must consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The Company adopted the amendments in ASU No. 2017-4 for its annual, or any interim, goodwill impairment tests in the first quarter of 2020. The adoption of the guidance in ASU No. 2017-4 did not have a material effect on the Company’s financial position, results of operations or cash flows.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820) Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. This update modifies some disclosure requirements related to fair value measurements used for different levels of instruments in fair value hierarchy (Level 1, Level 2 and Level 3). The amendments in the update are effective for fiscal years, and interim periods within fiscal years, beginning after December 15, 2019. The Company adopted ASU No. 2018-13 in the first quarter of 2020 and the adoption of this update did not have an effect on the Company’s financial position, results of operations, cash flows or the disclosures made for fair value measurements used by the Company.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use software (Subtopic 350-40) Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. This update aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This update requires the entity to determine which implementation costs to capitalize as an asset related to the service contact and which costs to expense over the term of the hosting contract. The amendments in this update are effective for fiscal years beginning after December 15, 2019. The Company adopted ASU N0 2018-15 prospectively in the first quarter of 2020.  The adoption of ASU No.2018-15 did not have a material impact on the Company’s financial position, results of operations and cash flows.

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

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848) Facilitation of the effect of reference rate reform on financial reporting.  This update provides optional guidance for a limited period of time to ease the burden of implementing the usage of new reference rates.  The amendments apply to contracts modifications that replace a reference rate affected by reference rate reform and contemporaneous modifications of other contract terms related to the replacement of the reference rate.  If elected the optional expedients to contract modifications must be applied consistently for all eligible contracts or eligible transactions.  The amendments in this update may be implemented between March 12, 2020 and December 31, 2022.  The guidance should be applied prospectively. The Company has not yet implemented ASU No. 2020-04 and currently is in the process of assessing the potential impact of ASU No. 2020-04 on its financial position, results of operations and cash flows.

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

Such risks, uncertainties and other important factors, include, among others, the risks, uncertainties and factors set forth under “Part II-Item IA. Risk Factors” of this Quarterly Report on Form 10-Q and under “Part I-Item IA. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, including the risks and uncertainties related to the following: (a) the impact of the COVID-19 pandemic; (b) accidents, unplanned production shutdowns or disruptions in any of the Company’s manufacturing facilities; (c) reduced demand for Company products due to customer product reformulations or new technologies; (d) the Company’s inability to successfully develop or introduce new products; (e) compliance with anti-corruption, environmental, health and safety and product registration laws; (f) the Company’s ability to make acquisitions of suitable candidates and successfully integrate acquisitions; (g) global competition and the Company’s ability to successfully compete; (h) volatility of raw material, natural gas and electricity costs as well as any disruption in their supply; (i) disruptions in transportation or significant changes in transportation costs; (j) downturns in certain industries and general economic downturns; (k) international business risks, including fluctuations in currency exchange rates, legal restrictions and taxes; (l) unfavorable resolution of litigation against the Company; (m) the Company’s ability to keep and protect its intellectual property rights; (n) potentially adverse tax consequences due to the international scope of the Company’s operations; (o) downgrades to the Company’s credit ratings or disruptions to the Company’s ability to access well-functioning capital markets; (p) conflicts, military actions, terrorist attacks and general instability, particularly in certain energy-producing nations, along with increased security regulations; (q) cost overruns, delays and miscalculations in capacity needs with respect to the Company’s expansion or other capital projects; (r) interruption of, damage to or compromise of the Company’s IT systems and failure to maintain the integrity of customer, colleague or Company data; (s) the Company’s ability to retain its executive management and other key personnel, and; (t) the Company’s ability to operate within the limitations of its debt covenants.

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

Overview

The Company produces and sells intermediate chemicals that are used in a wide variety of applications worldwide. The overall business comprises three reportable segments:

•

Surfactants – Surfactants, which accounted for 72 percent of Company consolidated net sales for the first three months of 2020, are principal ingredients in consumer and industrial cleaning and disinfection products such as detergents for washing clothes, dishes, carpets, floors and walls, as well as shampoos and body washes. Other applications include fabric softeners, germicidal quaternary compounds, lubricating ingredients, emulsifiers for spreading agricultural products and industrial applications such as latex systems, plastics and composites. Surfactants are manufactured at five U.S. sites, two European sites (United Kingdom and France), five Latin American sites (one site in Colombia and two sites in each of Mexico and Brazil) and two Asian sites (Philippines and Singapore). Recent significant events include:

o

On January 19, 2020, the Company experienced a power disruption that impacted its Millsdale, Illinois facility.  This power outage combined with below freezing temperatures led to significant production and operational challenges that impacted both Surfactants and Polymers produced at the site.  The Millsdale facility operated on a partial basis and used existing inventories to serve its customers.  However, on February 17, 2020, power outage-related operational issues impacted the Millsdale site’s waste water treatment plant (WWTP) and forced the Company to stop production at the site.  As a result, the Company declared force majeure for the supply of phthalic anhydride (Polymers) and certain surfactant product lines.  All production lines were fully operational prior to the end of the first quarter.  The Company’s insurance provider has acknowledged this incident is a covered event and the Company is pursuing insurance recovery for incremental supply chain expenses and business interruption.

o

In March 2020 the Company acquired certain assets of Logos Technologies LLC's NatSurFact® business, a rhamnolipid-based line of bio-surfactants derived from renewable sources. These bio-surfactants offer synergies in several strategic end use markets including oilfield, agriculture, personal care and household, industrial and institutional.  The Company will focus efforts to further develop, integrate and commercialize these unique surfactants moving forward.  The Company believes the rhamnolipid technology will further advance the growth and sustainability aspirations of both the Company and its customers. (See Note 17, Acquisitions, for additional details).

o

In December 2019 the Company acquired an oilfield demulsifier product line.  The Company believes this acquisition will accelerate its strategy to diversify into additional application segments with the oilfield markets.  The acquired business did not impact the Company’s 2019 financial results nor is it expected to be accretive to earnings in 2020 (see Note 17, Acquisitions, for additional details).

o

During the fourth quarter of 2018, the Company shut down Surfactant operations at its plant site in Germany.  The Company ceased Surfactant production at this site to further reduce its fixed cost base, refocus Surfactant resources on higher margin end markets and allow for select assets to be repurposed to support future polyol growth.  Decommissioning costs associated with the shutdown were incurred in 2019 and will continue in 2020 (see Note 16, Business Restructuring, for additional details).

•

Polymers – Polymers, which accounted for 24 percent of consolidated net sales for the first three months of 2020, include polyurethane polyols, polyester resins and phthalic anhydride. Polyurethane polyols are used in the manufacture of rigid foam for thermal insulation in the construction industry and are also a base raw material for coatings, adhesives, sealants and elastomers (collectively, CASE products). Powdered polyester resins are used in coating applications. CASE and powdered polyester resins are collectively referred to as specialty polyols. Phthalic anhydride is used in unsaturated polyester resins, alkyd resins and plasticizers for applications in construction materials and components of automotive, boating and other consumer products. In addition, the Company uses phthalic anhydride internally in the production of polyols. In the United States, polyurethane polyols and phthalic anhydride are manufactured at the Company’s Millsdale, Illinois, site and specialty polyols are manufactured at the Company’s Columbus, Georgia, site. In Europe, polyurethane polyols are manufactured by the Company’s subsidiary in Germany, and specialty polyols are manufactured by the Company’s Poland subsidiary. In China, polyurethane polyols and specialty polyols are manufactured at the Company’s Nanjing, China, plant.  Recent significant events include:

o	The operational issues at the Company’s Millsdale, Illinois facility, described in the significant event paragraph above, negatively impacted Polymers earnings during the first quarter of 2020.

•

Specialty Products – Specialty products, which accounted for four percent of consolidated net sales for the first three months of 2020, include flavors, emulsifiers and solubilizers used in food, flavoring, nutritional supplement and pharmaceutical applications. Specialty products are primarily manufactured at the Company’s Maywood, New Jersey, site and, in some instances, at outside contractors.  Recent significant events include:

o

During 2019, the Company restructured its Specialty Products office in the Netherlands and eliminated positions from the site’s supply chain, quality control and research and development areas.  This restructuring was undertaken to better align the number of personnel with current business requirements and reduce costs at the site (see Note 16, Business Restructuring, for additional details).

2020 Acquisition

On March 13, 2020, the Company acquired certain assets of Logos Technologies LLC's NatSurFact® business, a rhamnolipid-based line of bio-surfactants derived from renewable sources. These bio-surfactants offer synergies in several strategic end use markets including oilfield, agriculture, personal care and household, industrial and institutional.  The acquisition was accounted for as an asset acquisition.  The purchase price of the acquisition was $2,040,000 and was paid with cash on hand.  All assets acquired are included in the Company’s Surfactants segment.  The assets acquired were primarily intangibles, including trademarks and know-how ($1,071,000) and patents ($357,000).  Additionally, $612,000 of laboratory equipment was acquired.

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

	Income (Expense)
	For the Three Months Ended March 31
(In millions)	2020	2019	Change
Deferred Compensation (Administrative expense)	$7.3	$(7.5)	$14.8
Realized/Unrealized Gains (Losses) on Investments (Other, net)	(3.6)	2.3	(5.9)
Investment Income (Other, net)	0.1	0.1	-
Pretax Income Effect	$3.8	$(5.1)	$8.9

Effects of Foreign Currency Translation

The Company’s foreign subsidiaries transact business and report financial results in their respective local currencies. As a result, foreign subsidiary income statements are translated into U.S. dollars at average foreign exchange rates appropriate for the reporting period. Because foreign exchange rates fluctuate against the U.S. dollar over time, foreign currency translation affects period-to-period comparisons of financial statement items (i.e., because foreign exchange rates fluctuate, similar period-to-period local currency results for a foreign subsidiary may translate into different U.S. dollar results). The following table presents the effects that foreign currency translation had on the period-over-period changes in consolidated net sales and various income statement line items for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31
				(Decrease)
(In millions)	2020	2019	Increase (Decrease)	Due to Foreign Translation
Net Sales	$450.0	$489.2	$(39.2)	$(8.2)
Gross Profit	79.3	84.6	(5.3)	(1.4)
Operating Income	40.0	29.7	10.3	(0.8)
Pretax Income	35.5	31.0	4.5	(0.8)

RESULTS OF OPERATIONS

Three Months Ended March 31, 2020 and 2019

Summary

Net income attributable to the Company for the first quarter of 2020 increased 10 percent to $27.5 million, or $1.18 per diluted share, from $25.0 million, or $1.07 per diluted share, for the first quarter of 2019. Adjusted net income decreased 21 percent to $24.2 million, or $1.04 per diluted share, from $30.6 million, or $1.31 per diluted share in 2019 (see the “Reconciliation of Non-GAAP Adjusted Net Income and Diluted Earnings per Share” section of this MD&A for a reconciliation between reported net income attributable to the Company and reported earnings per diluted share and non-GAAP adjusted net income and adjusted earnings per diluted share). Below is a summary discussion of the major factors leading to the quarter-over-quarter changes in net sales, profits and expenses.  A detailed discussion of segment operating performance for the first quarter of 2020 compared to the first quarter of 2019 follows the summary.

Consolidated net sales decreased $39.2 million, or eight percent, between quarters. Lower average selling prices negatively impacted the quarter-over-quarter change in net sales by $18.0 million.  The decrease in average selling prices was primarily due to the pass through of lower raw material costs.  Consolidated sales volume decreased three percent, which had a $13.0 million unfavorable impact on the quarter-over-quarter change in net sales.  Most of the sales volume decline resulted from the production and operational issues at the Company’s Millsdale, IL facility in the first quarter of 2020.  Sales volume decreased for each of the three segments.  Foreign currency translation negatively impacted the quarter-over-quarter change in net sales by $8.2 million due to a stronger U.S. dollar against most currencies where the Company has foreign operations.

Operating income for the first quarter of 2020 increased $10.3 million, or 35 percent, versus operating income for the first quarter of 2019. Most of this increase reflects lower deferred compensation expenses in 2020.  Deferred compensation expenses declined $14.8 million quarter-over-quarter.  From a segment perspective, Polymer and Surfactant operating income declined $4.6 million and $1.0 million, respectively. Specialty Products operating income improved $0.9 million. Business restructuring expenses were $0.4 million lower in the current year quarter and corporate expenses (excluding deferred compensation and business restructuring expense) were relatively flat with prior year.  Foreign currency translation had a $0.8 million unfavorable impact on consolidated operating income quarter-over-quarter.

Operating expenses (including deferred compensation and business restructuring expense) decreased $15.6 million, or 28 percent, between quarters. Changes in the individual income statement line items that comprise the Company’s operating expenses were as follows:

•	Selling expenses decreased $0.4 million, or three percent, quarter-over-quarter.

•	Administrative expenses decreased $0.4 million, or two percent, quarter-over-quarter.

•	Research, development and technical service (R&D) expenses increased $0.4 million, or three percent, quarter-over-quarter.

•

Deferred compensation expense decreased $14.8 million, quarter-over-quarter, primarily due to a $13.98 per share decrease in the market price of Company common stock in the first quarter 2020 compared to a $13.52 per share increase in the first quarter of 2019.  See the Overview and Segment Results-Corporate Expenses sections of this MD&A for further details.

•

Business restructuring expenses totaled $0.4 million in the first quarter of 2020 versus $0.7 million in 2019. The 2020 restructuring expenses included ongoing decommissioning costs associated with the Company’s manufacturing facility in Canada that ceased operations in the fourth quarter of 2016 ($0.3 million) and decommissioning costs associated with Company’s 2018 sulfonation shut down in Germany ($0.1 million).   The 2019 restructuring charges were primarily comprised of severance and office shutdown expenses related to restructuring efforts within Specialty Products ($0.5 million) and decommissioning costs associated with the Canadian plant closure ($0.3 million).

Net interest expense for the first quarter of 2020 decreased $0.6 million, or 34 percent, versus the first quarter of 2019.  This decrease was primarily attributable to lower interest expense resulting from scheduled debt repayments and the Company’s voluntary prepayment of its 5.88 percent Senior Notes in the second quarter of 2019.  Partially offsetting the above was lower interest income which reflects lower interest rates due to global market conditions.

Other, net was $3.3 million of expense in the first quarter of 2020 versus $3.1 million of income in the first quarter of 2019.  The Company recognized $3.8 million of investment losses (including realized and unrealized gains and losses) for the Company’s deferred compensation and supplemental defined contribution mutual fund assets in the first quarter of 2020 compared $2.5 million of investment income in last year’s first quarter.  In addition, the Company reported $0.6 million of foreign exchange gains in both the first quarter of 2020 and 2019.  The Company also reported $0.1 million of higher net periodic pension cost expense in the first quarter of 2020 versus the prior year.

The Company’s effective tax rate was 22.5 percent in the first quarter of 2020 versus 19.5 percent in the first quarter of 2019. The quarter-over-quarter increase was primarily attributable to lower tax benefits derived from stock-based compensation awards exercised or distributed in the first quarter of 2020 versus the first quarter of 2019.

Segment Results

	For the Three Months Ended
(Dollars in thousands)	March 31,	March 31,		Percent
Net Sales	2020	2019	(Decrease)	Change
Surfactants	$327,071	$349,650	$(22,579)	-6
Polymers	106,491	120,179	(13,688)	-11
Specialty Products	16,425	19,341	(2,916)	-15
Total Net Sales	$449,987	$489,170	$(39,183)	-8

	For the Three Months Ended
(Dollars in thousands)	March 31,	March 31,	Increase	Percent
Operating Income	2020	2019	(Decrease)	Change
Surfactants	$36,156	$37,167	$(1,011)	-3
Polymers	7,516	12,105	(4,589)	-38
Specialty Products	3,984	3,131	853	NM
Segment Operating Income	$47,656	$52,403	$(4,747)	-9
Corporate Expenses, Excluding Deferred Compensation and Restructuring	14,618	14,459	159	1
Deferred Compensation Expense	(7,323)	7,473	(14,796)	-198
Business Restructuring	357	733	(376)	-51
Total Operating Income	$40,004	$29,738	$10,266	35

Surfactants

Surfactants net sales for the first quarter of 2020 decreased $22.6 million, or six percent, versus net sales for the first quarter of 2019. The unfavorable impact of lower selling prices, foreign currency translation and lower selling prices negatively impacted the quarter-over-quarter change in net sales by $12.7 million, $6.5 million and $3.4 million, respectively.  A quarter-over-quarter comparison of net sales by region follows:

	For the Three Months Ended
(Dollars in thousands)	March 31,	March 31,		Percent
Net Sales	2020	2019	(Decrease)	Change
North America	$207,946	$214,297	$(6,351)	-3
Europe	59,660	71,478	(11,818)	-17
Latin America	46,510	50,812	(4,302)	-8
Asia	12,955	13,063	(108)	-1
Total Surfactants Segment	$327,071	$349,650	$(22,579)	-6

Net sales for North American operations decreased $6.4 million, or three percent, between quarters.  Lower average selling prices negatively impacted the quarter-over-quarter change in net sales by $8.8 million.  Selling prices decreased four percent mostly due to the pass through of lower raw material costs to customers.  Sales volume growth of one percent positively impacted the change in net sales by $2.5 million. The sales volume increase was mostly due to higher demand for products sold into the consumer product end markets, driven by increased demand for cleaning and disinfection products as a result of COVID-19, partially offset by lower demand in the functional products end market, principally agricultural and oilfield.  Sales volume was also negatively impacted by plant operational issues at the Millsdale, IL site during the first quarter of 2020.  Foreign currency translation negatively impacted the quarter-over-quarter change in net sales by $0.1 million.

Net sales for European operations decreased $11.8 million, or 17 percent, between quarters.  A 14 percent decline in sales volume, the unfavorable impact of foreign currency translation and lower average selling prices negatively impacted the quarter-over-quarter change in net sales by $9.8 million, $1.5 million and $0.5 million, respectively.  The lower sales volume primarily reflects lost business at one customer partially offset by increased demand for cleaning and disinfection products as a result of COVID-19 and higher demand for products sold into the agricultural end markets.    A stronger U.S. dollar relative to the European euro and British pound sterling led to the foreign currency translation effect.

Net sales for Latin American operations declined $4.3 million, or eight percent, primarily due to the unfavorable impact of foreign currency translation and lower selling prices.  These items negatively impacted the quarter-over quarter change in nets sales by $5.1 million and $2.0 million, respectively.  The quarter-over-quarter strengthening of the U.S. dollar against the Brazilian real,

Mexican peso and the Colombian peso generated the unfavorable foreign currency effect.  Sales volume grew six percent in the quarter and positively impacted the change in net sales by $2.8 million.  This sales volume growth primarily reflects higher demand for products sold into the consumer product end markets, driven by increased demand for cleaning and disinfection products.   In addition, prior year sales volume was negatively impacted by a sulfonation equipment failure at the Company’s Ecatepec, Mexico facility.

Net sales for Asian operations were flat quarter-over-quarter.  A three percent decline in sales volume was largely offset by the favorable impact of foreign currency translation.  The lower sales volume was largely due to lower demand for products sold to our distribution partners partially offset by higher demand for products sold to the agricultural end markets.

Surfactants operating income for the first quarter of 2020 decreased $1.0 million, or three percent, over operating income for the first quarter of 2019.  Gross profit declined $1.1 million and operating expenses were slightly lower versus prior year.  Quarter-over-quarter comparisons of gross profit by region and total segment operating expenses and operating income follow:

	For the Three Months Ended
(Dollars in thousands)	March 31, 2020	March 31, 2019	Increase (Decrease)	Percent Change
Gross Profit and Operating Income
North America	$41,163	$43,084	$(1,921)	-4
Europe	9,498	10,438	(940)	-9
Latin America	7,036	3,514	3,522	100
Asia	2,157	3,942	(1,785)	-45
Surfactants Segment Gross Profit	$59,854	$60,978	$(1,124)	(2)
Operating Expenses	23,698	23,811	(113)	0
Surfactants Segment Operating Income	$36,156	$37,167	$(1,011)	-3

Gross profit for North American operations decreased $1.9 million, or four percent, between quarters primarily due to lower unit margins.  The lower unit margins negatively impacted the change in gross profit by $2.4 million.  The lower unit margins principally reflect higher maintenance and supply chain expenses incurred as a result of the incident at the Company’s Millsdale, IL site.  Sales volume grew one percent and positively impacted the change in gross profit by $0.5 million.  The sales volume increase was mostly due to higher demand for products sold into the consumer product end markets, driven by increased demand for cleaning and disinfection products as a result of COVID-19.  Sales volume was negatively impacted by the first quarter operational issues at the Company’s Millsdale, IL facility.

Gross profit for European operations decreased $0.9 million, or nine percent, primarily due a 14 percent decline in sales volume and the unfavorable impact of foreign currency translation.  These items negatively impacted the quarter-over-quarter change in gross profit by $1.4 million and $0.3 million, respectively.  Higher unit margins positively impacted the quarter-over-quarter change in gross profit by $0.8 million.  The higher unit margins were attributable to a more favorable product mix in the first quarter of 2020 primarily resulting from higher demand in the agricultural end markets and lower demand for commodity softeners.

Gross profit for Latin American operations increased $3.5 million, or 100 percent, between quarters primarily due to higher unit margins.  Higher unit margins positively impacted the quarter-over-quarter change in gross profit by $4.2 million.  The higher unit margins primarily reflect the Company’s Mexican sites being fully operational in 2020 versus 2019 when Mexico incurred higher freight and supply chain expenses as a result of the sulfonation equipment failure at the Company’s Ecatepec, Mexico facility.  Sales volume growth of six percent positively impacted the quarter-over-quarter change in gross profit by $0.2 million. The unfavorable impact of foreign currency translation negatively impacted the current year quarter by $0.9 million.

Gross profit for Asia operations decreased $1.8 million, or 45 percent, between quarters largely due to lower unit margins and lower sales volumes.  These items negatively impacted gross profit by $1.7 million and $0.1 million, respectively. The lower unit margins are primarily due to higher unit overhead costs in Singapore due to unfavorable production timing differences.

Operating expenses for the Surfactants segment decreased $0.1 million quarter-over-quarter.

Polymers

Polymers net sales for the first quarter of 2020 decreased $13.7 million, or 11 percent, versus net sales for the same period of 2019. A nine percent decrease in sales volume negatively impacted the quarter-over-quarter change in net sales by $10.5 million.  The unfavorable impact of foreign currency translation and lower average selling prices negatively impacted the quarter-over-quarter change in net sales by $1.7 million and $1.5 million, respectively.  A quarter-over-quarter comparison of net sales by region follows:

	For the Three Months Ended
(Dollars in thousands)	March 31	March 31	Increase	Percent
Net Sales	2020	2019	(decrease)	change
North America	$61,841	$71,323	$(9,482)	-13
Europe	36,560	42,105	(5,545)	-13
Asia and Other	8,090	6,751	1,339	20
Total Polymers Segment	$106,491	$120,179	$(13,688)	-11

Net sales for North American operations declined $9.5 million, or 13 percent, primarily due to a 14 percent decline in sales volume.  The decline in sales volume negatively impacted the quarter-over-quarter change in net sales by $10.2 million.  Sales volume of polyols used in rigid foam applications increased four percent during the quarter but was outweighed by a 61 percent decline in phthalic anhydride volume.  The phthalic anhydride decrease was largely related to the first quarter 2020 incident at the Company’s Millsdale, IL facility which forced the Company to temporarily halt phthalic anhydride production and declare force majeure for this product line.  The Millsdale, IL facility was fully operational prior to the end of the first quarter.  Higher average selling prices positively impacted the change in net sales by $0.7 million.

Net sales for European operations declined $5.5 million or 13 percent, quarter-over-quarter.   A five percent decrease in sales volume, lower average selling prices and the unfavorable impact of foreign currency translation negatively impacted the change in net sales by $2.2 million, $2.0 million and $1.3 million, respectively.   The decline in sales volume principally reflects softer demand due to deferred or canceled construction projects as a result of COVID-19.

Net sales for Asia and Other operations increased $1.3 million, or 20 percent, primarily due to an 18 percent increase in sales volume and higher average selling prices.  These two items positively impacted the quarter-over-quarter change in net sales by $1.2 million and $0.5 million, respectively. The higher sales volume was primarily due to higher demand in livestock and cold storage markets.  The unfavorable impact of foreign currency translation negatively impacted the quarter-over-quarter change in net sales by $0.4 million.

Polymers operating income for the first quarter of 2020 declined $4.6 million, or 38 percent, versus operating income for the first quarter of 2019.  Gross profit decreased $4.7 million, or 24 percent, primarily due to the nine percent decline in sales volume and lower unit margins.  The lower unit margins principally reflect higher maintenance, supply chain costs and unit overhead rates incurred as a result of the first quarter 2020 incident at the Company’s Millsdale, IL site.  Operating expenses declined two percent quarter-over-quarter. Quarter-over-quarter comparisons of gross profit by region and total segment operating expenses and operating income follow:

	For the Three Months Ended
(Dollars in thousands)	March 31, 2020	March 31, 2019	Increase (Decrease)	Percent Change
Gross Profit and Operating Income
North America	$7,732	$12,966	$(5,234)	-40
Europe	5,652	5,609	43	1
Asia and Other	1,131	648	483	75
Polymers Segment Gross Profit	$14,515	$19,223	$(4,708)	-24
Operating Expenses	6,999	7,118	(119)	-2
Polymers Segment Operating Income	$7,516	$12,105	$(4,589)	-38

Gross profit for North American operations declined $5.2 million, or 40 percent, primarily due to lower unit margins and the 14 percent decline in sales volume.  These two items negatively impacted the change in gross profit by $3.4 million and $1.8 million, respectively.  Both the decline in margins and volume resulted from the first quarter 2020 incident at the Company’s Millsdale, IL facility which forced a temporary production shutdown and resulted in higher maintenance, supply chain costs and unit overhead rates.

Gross profit for European operations was flat between quarters.  Higher unit margins positively impacted the quarter-over-quarter change in gross profit by $0.5 million.  These higher unit margins reflect lower overhead in the current year due to the non-recurrence of a maintenance shutdown in Germany in the first quarter of 2019.  These higher unit margins were offset by a five percent decline in sales volume and the unfavorable impact of foreign currency translation.  These items negatively impacted the change in gross profit by $0.3 million and $0.2 million respectively.  The decline in sales volume principally reflects softer demand due to deferred or canceled construction projects as a result of COVID-19.

Gross profit for Asia and Other operations improved $0.5 million primarily due higher unit margins and sales volume growth of 18 percent.

Operating expenses for the Polymers segment decreased $0.1 million, or two percent, quarter-over-quarter.

Specialty Products

Specialty Products net sales decreased $2.9 million, or 15 percent, versus net sales in the first quarter of 2019 due to an eight percent decrease in sales volume and lower average selling prices.  Gross profit and operating income each increased by $0.9 million.  These increases primarily reflect improved margins and volume within the Company’s medium chain triglycerides product line driven by strong demand in the infant nutrition market.

Corporate Expenses

Corporate expenses, which include deferred compensation, business restructuring and other operating expenses that are not allocated to the reportable segments, decreased $15.0 million between quarters. Corporate expenses were $7.7 million in the first quarter of 2020 versus $22.7 million in 2019. This decrease was primarily attributable to lower deferred compensation ($14.8 million) and business restructuring ($0.4 million) expenses in 2020.

The $14.8 million decrease in deferred compensation expense was primarily due to a $13.98 per share decline in the market price of Company common stock in the first quarter of 2020 compared to a $13.52 per share increase in the first quarter of 2019. The following table presents the quarter-end Company common stock market prices used in the computation of deferred compensation expenses for the three months ended March 31, 2020 and 2019:

	2020	2019		2018
	March 31	December 31	March 31	December 31
Company Common Stock Price	$88.46	$102.44	$87.52	$74.00

LIQUIDITY AND CAPITAL RESOURCES

Overview

For the three months ended March 31, 2020, operating activities were a cash outflow of $6.5 million versus a cash source of $4.4 million for the comparable period in 2019. For the current year period, investing cash outflows totaled $32.9 million versus a cash outflow of $23.7 million in the prior year period. Financing activities were a use of $14.4 million versus a use of $10.8 million in the prior year period. Cash and cash equivalents decreased by $61.0 million compared to December 31, 2019, inclusive of a $7.2 million unfavorable exchange rate impact.

At March 31, 2020, the Company’s cash and cash equivalents totaled $254.3 million, of which $155.4 million was held within the United States.  Cash in U.S. money market funds which were rated AAAm by Standard and Poor’s, Aaa-mf by Moody’s and AAAmmf by Fitch totaled $71.8 million.  Cash in U.S. demand deposit accounts and a certificate of deposit totaled $83.6 million. The Company’s non-U.S. subsidiaries held $98.9 million of cash outside the United States as of March 31, 2020.

Operating Activity

Net income increased by $2.6 million versus the comparable period in 2019. Working capital was a cash use of $51.0 million in 2020 versus a use of $46.7 million in 2019.

Accounts receivable were a use of $30.8 million in 2020 compared to a use of $17.4 million for the comparable period of 2019. Inventories were a use of $0.4 million in 2020 versus a source of $16.2 million in 2019. Accounts payable and accrued liabilities were a use of $16.6 million in 2020 compared to a use of $42.3 million for the same period in 2019.

Working capital requirements were higher in 2020 compared to 2019 primarily due to the changes noted above.  The higher accounts receivables cash usage in 2020 was primarily due to higher sales volume within the consumer product end markets during the latter portion of the first quarter to support increased demand for cleaning and disinfection products as a result of COVID-19.  The current year’s lower accounts payable and accrued liabilities cash usage reflect a build-up of raw material inventories in the first quarter of 2020 versus a reduction of raw material inventories in 2019.  A portion of the 2020 raw material inventory build was undertaken to support the higher finished goods demand within the consumer product end markets.  It is management’s opinion that the Company’s liquidity is sufficient to provide for potential increases in working capital requirements during 2020.

Investing Activity

Cash used for investing activities increased $9.2 million year-over-year.  In the first quarter of 2020, the Company acquired certain assets of Logos Technologies LLC's NatSurFact® rhamnolipid-based line of bio-surfactants for $2.0 million.  Cash used for capital expenditures was $33.2 million in the first quarter of 2020 versus $25.7 million in the comparable prior year period.

For 2020, the Company estimates that total capital expenditures will range from $100 million to $120 million including infrastructure and optimization spending in the United States, Germany and Mexico.

Financing Activity

Cash used for financing activities was $14.4 million in 2020 versus $10.8 million in 2019.  Most of this increase reflects a higher level of share repurchases during the first quarter of 2020 compared to 2019.

The Company purchases shares of its common stock in the open market or from its benefit plans from time to time to fund its own benefit plans and to mitigate the dilutive effect of new shares issued under its benefit plans. The Company may, from time to time, seek to retire or purchase additional amounts of its outstanding equity and/or debt securities through cash purchases and/or exchanges for other securities, in open market purchases, privately negotiated transactions or otherwise, including pursuant to plans meeting the requirements of Rule 10b5-1 promulgated by the SEC. Such repurchases or exchanges, if any, will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. In the three months ended March 31, 2020, the Company purchased 89,225 shares on the open market at a total cost of $7.2 million.  At March 31, 2020, there were 260,605 shares remaining under the current share repurchase authorization.

Debt and Credit Facilities

Consolidated balance sheet debt of $222.1 million was unchanged during the first quarter of 2020 compared to December 31, 2019. Net debt (which is defined as total debt minus cash – see the “Reconciliation of Non-GAAP Net Debt” section of this MD&A) increased by $61.1 million in the first quarter of 2020, from a negative $93.3 million to a negative $32.2 million, due to a $61.1 million cash reduction.  The first quarter 2020 cash reduction primarily reflects higher working capital requirements which are typical for the Company in the first quarter.

As of March 31, 2020, the ratio of total debt to total debt plus shareholders’ equity was 20.4 percent compared to 19.9 percent at December 31, 2019. As of March 31, 2020, the ratio of net debt to net debt plus shareholders’ equity was negative 3.9 percent, compared to negative 11.7 percent at December 31, 2019.  See the “Reconciliation of Non-GAAP Net Debt” section in this MD&A.  At March 31, 2020, the Company’s debt included $222.1 million of unsecured private placement loans with maturities ranging from 2020 through 2027 which were issued to insurance companies pursuant to note purchase agreements (the Note Purchase Agreements). These notes are the Company’s primary source of long-term debt financing and are supplemented by bank credit facilities to meet short and medium-term needs.

On January 30, 2018, the Company entered a five-year committed $350 million multi-currency revolving credit facility with a syndicate of banks that matures on January 30, 2023.  This credit agreement allows the Company to make unsecured borrowings, as requested from time to time, to finance working capital needs, permitted acquisitions, capital expenditures and for general corporate purposes. This unsecured facility is the Company’s primary source of short-term borrowings. As of March 31, 2020, the Company had outstanding letters of credit totaling $4.9 million under the revolving credit agreement and no borrowings, with $345.1 million remaining available.

The Company anticipates that cash from operations, committed credit facilities and cash on hand will be sufficient to fund anticipated capital expenditures, working capital, dividends and other planned financial commitments for the foreseeable future.

Certain foreign subsidiaries of the Company maintain short-term bank lines of credit in their respective local currencies to meet working capital requirements as well as to fund capital expenditures and acquisitions. At March 31, 2020, the Company’s foreign subsidiaries had no outstanding debt.

The Company has material debt agreements that require the maintenance of minimum interest coverage and minimum net worth. These agreements also limit the incurrence of additional debt as well as the payment of dividends and repurchase of treasury shares. As of March 31, 2020, testing for these agreements was based on the Company’s consolidated financial statements. Under the most restrictive of these debt covenants:

1.	The Company is required to maintain a minimum interest coverage ratio, as defined within the agreements, of 3.50 to 1.00, for the preceding four calendar quarters.

2.	The Company is required to maintain a maximum net leverage ratio, as defined within the agreements, not to exceed 3.50 to 1.00.

3.	The Company is required to maintain net worth of at least $325.0 million.

4.

The Company is permitted to pay dividends and purchase treasury shares after December 31, 2017, in amounts of up to $100.0 million plus 100 percent of net income and cash proceeds of stock option exercises, measured cumulatively beginning December 31, 2017. The maximum amount of dividends that could have been paid within this limitation is disclosed as unrestricted retained earnings in Note 14 to the condensed consolidated financial statements.

The Company believes it was in compliance with all of its loan agreements as of March 31, 2020.

ENVIRONMENTAL AND LEGAL MATTERS

The Company’s operations are subject to extensive federal, state and local environmental laws and regulations and similar laws in the other countries in which the Company does business. Although the Company's environmental policies and practices are designed to ensure compliance with these laws and regulations, future developments and increasingly stringent environmental regulation may require the Company to make additional unforeseen environmental expenditures. The Company will continue to invest in the equipment and facilities necessary to comply with existing and future regulations.  During the first three months of 2020 and 2019, the Company’s expenditures for capital projects related to the environment were $0.7 million and $0.3 million, respectively. These projects are capitalized and depreciated over their estimated useful lives, which are typically 10 years.  Recurring costs associated with the operation and maintenance of facilities for waste treatment and disposal and managing environmental compliance in ongoing operations at the Company’s manufacturing locations were $10.0 million and $7.4 million for the three months ended March 31, 2020 and 2019, respectively.

Over the years, the Company has received requests for information related to or has been named by the government as a potentially responsible party at a number of waste disposal sites where cleanup costs have been or may be incurred under CERCLA and similar state or foreign statutes. In addition, damages are being claimed against the Company in general liability actions for alleged personal injury or property damage in the case of some disposal and plant sites. The Company believes that it has made adequate provisions for the costs it is likely to incur with respect to the sites. It is the Company’s accounting policy to record liabilities when environmental assessments and/or remedial efforts are probable, and the cost or range of possible costs can be reasonably estimated.  When no amount within the range is a better estimate than any other amount, the minimum is accrued.  Estimating the possible costs of remediation required making assumptions related to the nature and extent of contamination and the methods and resulting costs of remediation.  Some of the factors on which the Company bases its estimates include information provided by decisions rendered by State and Federal environmental regulatory agencies, information provided by feasibility studies, and remedial action plans developed.  After partial remediation payments at certain sites, the Company has estimated a range of possible environmental and legal losses of $24.9 million to $43.0 million at March 31, 2020 versus $25.9 million to $43.7 million at December 31, 2019. Within the range of possible environmental losses, management has currently concluded that no single amount is more likely to occur than any other amounts in the range and, thus, has accrued at the lower end of the range; these accruals totaled $24.9 million at March 31, 2020 and $25.9 million at December 31, 2019.  Because the liabilities accrued are estimates, actual amounts could differ from the amounts reported. Cash expenditures related to legal and environmental matters were $0.9 million for the three-month period ended March 31, 2020 compared to $0.2 million for the same period in 2019.  The majority of the 2020 cash expenditures relate to the Company’s Maywood, New Jersey site.

For certain sites, the Company has responded to information requests made by federal, state or local government agencies but has received no response confirming or denying the Company’s stated positions. As such, estimates of the total costs, or range of possible costs, of remediation, if any, or the Company’s share of such costs, if any, cannot be determined with respect to these sites. Consequently, the Company is unable to predict the effect thereof on the Company’s financial position, cash flows and results of operations. Based upon the Company’s present knowledge with respect to its involvement at these sites, the possibility of other viable entities’ responsibilities for cleanup, and the extended period over which any costs would be incurred, management believes that the Company has no liability at these sites and that these matters, individually and in the aggregate, will not have a material effect on the Company’s financial position. Certain of these matters are discussed in Item 1, Part 2, of the Company’s Annual Report on Form 10-K, Legal Proceedings, in this report and in other filings of the Company with SEC, which are available upon request from the Company. See also Note 8, Contingencies, to the condensed consolidated financial statements for a summary of the environmental proceedings related to certain environmental sites.

OUTLOOK

Management believes 2020 will be a challenging year as a result of the global pandemic and other factors.  However, management also believes that within the current environment the Company is positioned better than many others.  Management believes the Company’s Surfactants segment should benefit from higher demand in the consumer product end markets, driven by increased demand for cleaning and disinfection products.  With dramatically lower oil prices management believes demand for surfactants in the oilfield end market will be down.  Management believes its Polymers segment will be challenged as construction projects are canceled or deferred as a result of COVID-19.  The North American business is also expected to incur higher raw material costs due to the Illinois River lock closures scheduled during the second half of 2020.  Management believes the long-term prospects for Polymers segment remain attractive because of ongoing energy conservation efforts and more stringent building codes.  Management believes full year Specialty Products results will approximate 2019 results.

CRITICAL ACCOUNTING POLICIES

There have been no changes to the critical accounting policies disclosed in the Company’s 2019 Annual Report on Form 10-K.

RECONCILIATION OF NON-GAAP ADJUSTED NET INCOME AND EARNINGS PER SHARE

	Three Months Ended March 31
(In millions, except per share amounts)	2020		2019
	Net Income	Diluted EPS	Net Income	Diluted EPS
Net Income Attributable to the Company as Reported	$27.5	$1.18	$25.0	$1.07

Deferred Compensation Expense (including related investment activity)	(3.7)	(0.16)	5.1	0.22
Business Restructuring	0.4	0.02	0.7	0.03
Cash Settled Stock Appreciation Rights	(1.1)	(0.04)	1.6	0.07
Cumulative Tax Effect on Above Adjustment Items	1.1	0.04	(1.8)	(0.08)
Adjusted Net Income	$24.2	$1.04	$30.6	$1.31

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

(In millions)	March 31, 2020	December 31, 2019
Current Maturities of Long-Term Debt as Reported	$23.6	$23.6
Long-Term Debt as Reported	198.5	198.5
Total Debt as Reported	222.1	222.1
Less Cash and Cash Equivalents as Reported	(254.3)	(315.4)
Net Debt	$(32.2)	$(93.3)
Equity	$866.8	$891.8
Net Debt plus Equity	$834.6	$798.5
Net Debt/(Net Debt plus Equity)	-4%	-12%

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the market risks described in the Company’s 2019 Annual Report on Form 10-K.

Item 4 – Controls and Procedures

a.	Evaluation of Disclosure Controls and Procedures

We have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2020. Based on this evaluation of our disclosure controls and procedures, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2020, such that the information required to be disclosed in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

b.	Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II OTHER INFORMATION

Item 1 – Legal Proceedings

There have been no material changes to the legal proceedings disclosed in the Company’s 2019 Annual Report on Form 10-K.

Item 1A – Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s 2019 Annual Report on Form 10-K, except for the addition of the following risk factor:

The COVID-19 pandemic could have a material adverse impact on our business, financial position, results of operations and cash flows.

The current novel coronavirus (or COVID-19) pandemic has disrupted our operations and will affect our business, including as a result of government authorities imposing mandatory closures, work-from-home orders and social distancing protocols, or imposing other restrictions that could materially adversely affect our ability to adequately staff and maintain our operations. Specifically, we have experienced a temporary facility closure in response to government mandates in one jurisdiction in which we operate. In addition, for the safety of our employees, we temporarily halted one distinct part of production at one facility in response to positive diagnoses of employees for COVID-19 in that part of the facility. We may experience additional closures in the future. The COVID-19 outbreak could also impact our ability to secure supplies for our facilities and to provide appropriate personal protective equipment for our employees, which could impact our operations. Our operations could also be adversely affected by other impacts of the pandemic, including, among others, disruption of our supply of raw materials and transportation and delivery of our products. The COVID‑19 outbreak, and resulting perceptions of health risks, could have long-term effects on our customers and the economies of countries in which we and our customers operate, and demand for our products could be adversely affected. Because the Company cannot predict the duration, scope or broader impact of the COVID-19 pandemic, the impact on the Company cannot be reasonably estimated, but the pandemic could have a material adverse effect on the Company’s business, financial position, results of operations and cash flows.

In addition, we cannot predict the impact that COVID-19 will have on our customers, suppliers, vendors, and other business partners, and each of their financial conditions; however, any material effect on these parties could adversely impact us. The impact of COVID-19 may also exacerbate other risks discussed under “Part I-Item IA. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, any of which could have a material effect on us. This situation is changing rapidly and additional impacts of which we are not currently aware may arise.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Below is a summary by month of share purchase by the Company during the first quarter of 2020:

Month	Total Number of Shares Purchased			Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)		Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 2020	853	(2)		$102.45	—		349,830
February 2020	7,236	(3)		$99.17	—		349,830
March 2020	98,293	(4)	(5)	$82.02	89,225	(5)	260,605

Total	106,382			$83.35	89,225		260,605

(1)	On February 19, 2013, the Company’s Board of Directors authorized the Company to repurchase up to 1,000,000 shares of its outstanding common stock.
(2)	Represents shares of Company common stock tendered by employees to settle statutory withholding taxes related to the exercise of SARs.
(3)

Represents shares of Company common stock tendered by employees to settle statutory withholding taxes related to distributions of deferred performance stock awards and deferred management incentive compensation.

(4)	Includes 9,068 shares of Company common stock tendered by employees to settle statutory withholding taxes related to distributions of performance stock awards and to the exercise of SARs.
(5)	Includes 89,225 shares of Company common stock purchased on the open market.

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Mine Safety Disclosures

Not applicable

Item 5 – Other Information

None

Item 6 – Exhibits

Exhibit No.		Description

31.1	–	Certification of President and Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)

31.2	–	Certification of Vice President and Chief Financial Officer pursuant to Exchange Act Rule 13a- 14(a)/15d-14(a)

32	–	Certification pursuant to 18 U.S.C. Section 1350

101.INS	–	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document

101.SCH	–	Inline XBRL Taxonomy Extension Schema Document

101.CAL	–	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	–	Inline XBRL Taxonomy Extension Definition Document

101.LAB	–	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	–	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	–	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEPAN COMPANY

Date:  April 30, 2020

/s/ Luis E. Rojo
Luis E. Rojo
Vice President and Chief Financial Officer