Form 10-Q
period 2020-06-30
STEPAN CO
filed 2020-07-30
CIK 94049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes   ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 24, 2020
Common Stock, $1 par value	22,413,778 Shares

Part I FINANCIAL INFORMATION

Item 1 - Financial Statements

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Unaudited

(In thousands, except per share amounts)	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
Net Sales	$460,549	$473,003	$910,536	$962,173
Cost of Sales	362,054	380,044	732,772	784,605
Gross Profit	98,495	92,959	177,764	177,568
Operating Expenses:
Selling	12,921	14,140	26,453	28,109
Administrative	20,731	21,544	39,603	40,850
Research, development and technical services	13,531	13,365	27,358	26,755
Deferred compensation (income) expense	6,464	2,395	(859)	9,868
	53,647	51,444	92,555	105,582
Business restructuring expenses (Note 16)	(225)	(450)	(582)	(1,183)
Operating Income	44,623	41,065	84,627	70,803
Other Income (Expense):
Interest, net	(1,259)	(1,766)	(2,489)	(3,619)
Other, net (Note 15)	4,437	235	1,175	3,380
	3,178	(1,531)	(1,314)	(239)

Income Before Provision for Income Taxes	47,801	39,534	83,313	70,564
Provision for Income Taxes	11,958	9,324	19,931	15,376
Net Income	35,843	30,210	63,382	55,188
Net (Income) Loss Attributable to Noncontrolling Interests (Note 2)	(136)	8	(130)	14
Net Income Attributable to Stepan Company	$35,707	$30,218	$63,252	$55,202

Net Income Per Common Share Attributable to Stepan Company (Note 10):
Basic	$1.56	$1.31	$2.75	$2.39
Diluted	$1.54	$1.30	$2.72	$2.37

Shares Used to Compute Net Income Per Common Share Attributable to Stepan Company (Note 10):
Basic	22,923	23,086	22,973	23,092
Diluted	23,184	23,329	23,235	23,329

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited

(In thousands)	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
Net income	$35,843	$30,210	$63,382	$55,188
Other comprehensive income:
Foreign currency translation adjustments (1) (Note 11)	3,539	4,290	(37,656)	7,997
Defined benefit pension adjustments, net of tax (Note 11)	808	542	1,616	1,085
Derivative instrument activity, net of tax (Note 11)	(2)	(2)	(4)	(4)
Total other comprehensive income	4,345	4,830	(36,044)	9,078
Comprehensive income	40,188	35,040	27,338	64,266
Comprehensive income attributable to noncontrolling interests (Note 2)	(138)	35	(119)	21
Comprehensive income attributable to Stepan Company	$40,050	$35,075	$27,219	$64,287

 (1)Includes foreign currency translation adjustments related to noncontrolling interest.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(Dollars in thousands)	June 30, 2020	December 31, 2019
Assets
Current Assets:
Cash and cash equivalents	$272,877	$315,383
Receivables, net	286,679	276,841
Inventories (Note 6)	208,191	203,647
Other current assets	28,629	22,918
Total current assets	796,376	818,789
Property, Plant and Equipment:
Cost	1,781,834	1,762,135
Less: Accumulated depreciation	(1,147,830)	(1,122,818)
Property, plant and equipment, net	634,004	639,317
Goodwill, net	22,712	26,086
Other intangible assets, net	15,235	15,352
Long-term investments (Note 3)	26,244	28,227
Operating lease assets	36,671	38,386
Other non-current assets	12,166	13,210
Total assets	$1,543,408	$1,579,367
Liabilities and Equity
Current Liabilities:
Current maturities of long-term debt (Note 14)	$23,571	$23,571
Accounts payable	187,443	194,276
Accrued liabilities	108,158	121,267
Total current liabilities	319,172	339,114
Deferred income taxes	24,068	23,391
Long-term debt, less current maturities (Note 14)	184,315	198,532
Non-current operating lease liabilities	27,994	29,654
Other non-current liabilities	89,598	96,180
Commitments and Contingencies (Note 8)
Equity:
Common stock, $1 par value; authorized 60,000,000 shares; Issued 26,551,794 shares in 2020 and 26,493,335 shares in 2019	26,552	26,493
Additional paid-in capital	198,947	193,135
Accumulated other comprehensive loss (Note 11)	(172,203)	(136,170)
Retained earnings	973,345	922,464
Less: Common treasury stock, at cost, 4,146,674 shares in 2020 and 3,979,735 shares in 2019	(129,212)	(114,139)
Total Stepan Company stockholders’ equity	897,429	891,783
Noncontrolling interests (Note 2)	832	713
Total equity	898,261	892,496
Total liabilities and equity	$1,543,408	$1,579,367

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(In thousands)	Six Months Ended June 30
	2020	2019
Cash Flows From Operating Activities
Net income	$63,382	$55,188
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,329	38,959
Deferred compensation	(859)	9,868
Realized and unrealized gains on long-term investments	(75)	(3,130)
Stock-based compensation	4,191	4,772
Deferred income taxes	1,427	223
Other non-cash items	655	2,262
Changes in assets and liabilities:
Receivables, net	(23,253)	(6,868)
Inventories	(9,740)	15,515
Other current assets	(6,077)	(3,981)
Accounts payable and accrued liabilities	(8,284)	(33,888)
Pension liabilities	(323)	(635)
Environmental and legal liabilities	(3,116)	630
Deferred revenues	243	(162)
Net Cash Provided By Operating Activities	58,500	78,753
Cash Flows From Investing Activities
Expenditures for property, plant and equipment	(54,671)	(45,084)
Asset acquisition (Note 17)	(2,040)	—
Other, net	2,331	2,023
Net Cash Used In Investing Activities	(54,380)	(43,061)
Cash Flows From Financing Activities
Revolving debt and bank overdrafts, net	—	(6,272)
Other debt repayments	(14,286)	(37,143)
Dividends paid	(12,371)	(11,285)
Company stock repurchased	(13,753)	(6,181)
Stock option exercises	392	2,163
Other, net	(415)	(2,656)
Net Cash Used In Financing Activities	(40,433)	(61,374)
Effect of Exchange Rate Changes on Cash	(6,193)	754
Net Decrease in Cash and Cash Equivalents	(42,506)	(24,928)
Cash and Cash Equivalents at Beginning of Period	315,383	300,194
Cash and Cash Equivalents at End of Period	$272,877	$275,266
Supplemental Cash Flow Information
Cash payments of income taxes, net of refunds/payments	$7,501	$11,895
Cash payments of interest	$4,810	$7,164

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

Unaudited

1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements included herein have been prepared by Stepan Company (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate and make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company’s financial position as of June 30, 2020, and its results of operations for the three and six months ended June 30, 2020 and 2019, and cash flows for the six months ended June 30, 2020 and 2019, have been included. These financial statements and related footnotes should be read in conjunction with the financial statements and related footnotes included in the Company’s 2019 Annual Report on Form 10-K.

2.	RECONCILIATIONS OF EQUITY

Below are reconciliations of total equity, Company equity and equity attributable to noncontrolling interests for the three and six months ended June 30, 2020 and 2019:

(In thousands, except share and per share amounts)	Total	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest (1)
Balance at March 31, 2020	867,472	26,541	195,661	(122,685)	(176,546)	943,807	694

Issuance of 3,933 shares of common stock under stock option plan	237	4	233	—	—	—	—

Purchase of 71,555 shares of common stock	(6,510)	—	—	(6,510)	—	—	—

Stock-based and deferred compensation	3,043	7	3,053	(17)	—	—	—

Net income	35,843	—	—	—	—	35,707	136

Other comprehensive income	4,345	—	—	—	4,343	—	2

Cash dividends paid:
Common stock ($0.28 per share)	(6,169)	—	—	—	—	(6,169)	—
Balance at June 30, 2020	$898,261	$26,552	$198,947	$(129,212)	$(172,203)	$973,345	$832

(In thousands, except share and per share amounts)	Total	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest (1)
Balance at December 31, 2019	$892,496	$26,493	$193,135	$(114,139)	$(136,170)	$922,464	$713

Issuance of 6,680 shares of common stock under stock option plan	392	7	385	—	—	—	—

Purchase of 160,780 shares of common stock	(13,753)	—	—	(13,753)	—	—	—

Stock-based and deferred compensation	4,159	52	5,427	(1,320)	—	—	—

Net income	63,382	—	—	—	—	63,252	130

Other comprehensive income	(36,044)	—	—	—	(36,033)	—	(11)

Cash dividends paid:
Common stock ($0.56 per share)	(12,371)	—	—	—	—	(12,371)	—
Balance at June 30, 2020	$898,261	$26,552	$198,947	$(129,212)	$(172,203)	$973,345	$832

(In thousands, except share and per share amounts)	Total	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest (1)
Balance at March 31, 2019	832,221	26,441	185,911	(100,098)	(142,580)	861,773	774

Issuance of 4,423 shares of common stock under stock option plan	273	4	269	—	—	—	—

Purchase of 69,736 shares of common stock	(6,104)	—	—	(6,104)	—	—	—

Stock-based and deferred compensation	2,609	8	2,601	—	—	—	—

Net income	30,210	—	—	—	—	30,218	(8)

Other comprehensive income	4,830	—	—	—	4,857	—	(27)

Cash dividends paid:
Common stock ($0.25 per share)	(5,642)	—	—	—	—	(5,642)	—
Balance at June 30, 2019	$858,397	$26,453	$188,781	$(106,202)	$(137,723)	$886,349	$739

(In thousands, except share and per share amounts)	Total	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest (1)
Balance, December 31, 2018	$808,185	$26,309	$182,881	$(97,389)	$(141,483)	$837,107	$760

Issuance of 43,129 shares of common stock under stock option plan	2,163	43	2,120	—	—	—	—

Purchase of 70,636 shares of common stock	(6,181)	—	—	(6,181)	—	—	—

Stock-based and deferred compensation	1,249	101	3,780	(2,632)	—	—	—

Net income	55,188	—	—	—	—	55,202	(14)

Other comprehensive income	9,078	—	—	—	9,085	—	(7)

Cash dividends paid:
Common stock ($0.50 per share)	(11,285)	—	—	—	—	(11,285)	—

Other (2)	—	—	—	—	(5,325)	5,325	—
Balance at June 30, 2019	$858,397	$26,453	$188,781	$(106,202)	$(137,723)	$886,349	$739
(1)	Reflects the noncontrolling interest in the Company’s China joint venture.
(2)

Reflects beginning retained earnings adjustment as a result of the Company’s first quarter 2019 adoption of ASU No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.

3.	FAIR VALUE MEASUREMENTS

The following were the financial instruments held by the Company at June 30, 2020, and December 31, 2019, and the methods and assumptions used to estimate the instruments’ fair values:

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

At June 30, 2020, and December 31, 2019, the fair values and related carrying values of debt, including current maturities, were as follows (the fair value and carrying value amounts are presented without regard to unamortized debt issuance costs of $685,000 and $754,000 as of June 30, 2020 and December 31, 2019, respectively):

(In thousands)	June 30, 2020	December 31, 2019
Fair value	$218,500	$226,712
Carrying value	208,571	222,857

The following tables present financial assets and liabilities, excluding cash and cash equivalents, measured on a recurring basis at fair value as of June 30, 2020, and December 31, 2019, and the level within the fair value hierarchy in which the fair value measurements fall:

(In thousands)	June 2020	Level 1	Level 2	Level 3
Mutual fund assets	$26,244	$26,244	$—	$—
Derivative assets:
Foreign currency contracts	97	—	97	—
Total assets at fair value	$26,341	$26,244	$97	$—
Derivative liabilities:
Foreign currency contracts	$276	$—	$276	$—

(In thousands)	December 2019	Level 1	Level 2	Level 3
Mutual fund assets	$28,227	$28,227	$—	$—
Derivative assets:
Foreign currency contracts	981	—	981	—
Total assets at fair value	$29,208	$28,227	$981	$—
Derivative liabilities:
Foreign currency contracts	$429	$—	$429	$—

4.	DERIVATIVE INSTRUMENTS

The Company is exposed to certain risks relating to its ongoing business operations. The primary risk managed by the use of derivative instruments is foreign currency exchange risk.  The Company holds forward foreign currency exchange contracts that are not designated as any type of accounting hedge as defined by GAAP. The Company uses these contracts to manage its exposure to exchange rate fluctuations on certain Company subsidiary cash, accounts receivable, accounts payable and other obligation balances that are denominated in currencies other than the entities’ functional currencies. The forward foreign exchange contracts are recognized on the balance sheet as either an asset or a liability measured at fair value. Gains and losses arising from recording the foreign exchange contracts at fair value are reported in earnings as offsets to the losses and gains reported in earnings arising from the re-measurement of the asset and liability balances into the applicable functional currencies. At June 30, 2020, and December 31, 2019, the Company had open forward foreign currency exchange contracts, all with durations of one to three months, to buy or sell foreign currencies with U.S. dollar equivalent amounts of $43,238,000 and $48,540,368, respectively.

The fair values of the derivative instruments held by the Company on June 30, 2020, and December 31, 2019, are disclosed in Note 3. Derivative instrument gains and losses for the three- and six-month periods ended June 30, 2020 and 2019, were immaterial. For amounts reclassified out of accumulated other comprehensive income (loss) (AOCI) into earnings for the three- and six-month periods ended June 30, 2020 and 2019, see Note 11.

5.	STOCK-BASED COMPENSATION

On June 30, 2020, the Company had stock options, stock awards and stock appreciation rights (SARs) outstanding under its 2011 Incentive Compensation Plan. SARs granted prior to 2015 are cash-settled, and SARs granted in 2015 and later are stock-settled. Stock options and SARs granted prior to 2017 generally cliff vested after two years. Starting in 2017, stock options and

SARs have a three-year graded vesting feature, with one-third of the awards vesting each year. The Company has elected the straight-line method of expense attribution for the stock options and SARs with the graded vesting feature.

Compensation expense recorded for all stock options, stock awards and SARs was as follows:

(In thousands)
Three Months Ended June 30		Six Months Ended June 30
2020	2019	2020	2019
$2,989	$2,176	$4,191	$4,772

The increase in stock-based compensation expense for the second quarter of 2020 compared to the second quarter of 2019 was primarily attributable to cash-settled SARs. The increase in cash-settled SARs compensation expense reflects a larger increase in the market value of Company stock during the second quarter of 2020 versus the increase in the market value of Company stock during the second quarter of 2019.

Unrecognized compensation costs for stock options, stock awards and SARs were as follows:

(In thousands)	June 30, 2020	December 31, 2019
Stock options	$2,891	$1,850
Stock awards	5,794	3,618
SARs	6,290	4,058

The increases in unrecognized compensation costs for stock options, stock awards and SARs reflected the 2020 grants of:

Shares
Stock options	81,734
Stock awards (at target)	43,518
SARs	175,760

The unrecognized compensation costs at June 30, 2020, are expected to be recognized over a weighted-average period of 2.0 years for stock options, stock awards and SARs.

6.	INVENTORIES

The composition of inventories at June 30, 2020, and December 31, 2019, was as follows:

(In thousands)	June 30, 2020	December 31, 2019
Finished goods	$139,225	$139,785
Raw materials	68,966	63,862
Total inventories	$208,191	$203,647

7.	LEASES

The Company’s operating leases are primarily comprised of railcars, real estate, storage tanks, autos, trailers and manufacturing/office equipment. Railcars and real estate comprise approximately 46 percent and 37 percent, respectively, of the Company’s consolidated ROU asset balance. Except for real estate, typical lease terms range from one to ten years. Real estate lease terms typically range from one to fifty years. The Company’s two principal real estate leases relate to land leases in the Philippines and Singapore. As of June 30, 2020, the Company had an approximately $612,000 storage tank lease that had not commenced. This lease will commence in the third quarter of 2020 with a lease term of four years.

As most of the Company’s leases do not provide an implicit borrowing rate, the Company uses its incremental borrowing rate (IBR) based on the information available at the commencement date in determining the present value of lease payments. IBRs were specifically determined for the United States, the Philippines, Singapore, Brazil and China, typically for five-year increments. The U.S. IBR was used for all other countries as the leases in these countries are not material. The total value of leases of property in the five countries identified above represents approximately 98 percent of the Company’s consolidated ROU asset balance.

(In thousands)	Three months ended June 30, 2020	Six months ended June 30, 2020
Lease Cost
Operating lease cost	$2,761	$5,482
Short-term lease cost	1,204	2,383
Variable lease cost	301	599
Total lease cost	$4,266	$8,464
Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$2,787	$5,534
Right-of-use assets obtained in exchange for new operating lease liabilities	828	1,494

(In thousands)
Undiscounted Cash Flows:
2020 (excluding the six months ended June 30, 2020)	$5,337
2021	8,844
2022	7,013
2023	5,483
2024	3,202
Subsequent to 2024	16,639
Total Undiscounted Cash Flows	$46,518
Less: Imputed interest	(9,829)
Present value	$36,689
Current operating lease liabilities (1)	8,695
Non-current operating lease liabilities	27,994
Total lease liabilities	$36,689

(1)	This item is included in Accrued liabilities line on the Company’s Condensed Consolidated Balance Sheet.

Weighted-average remaining lease term-operating leases	9 Years
Weighted-average discount rate-operating leases	4.2%

8.	CONTINGENCIES

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

In determining the appropriate level of environmental reserves, the Company considers several factors such as information obtained from investigatory studies; changes in the scope of remediation; the interpretation, application and enforcement of laws and regulations; changes in the costs of remediation programs; the development of alternative cleanup technologies and methods; and the relative level of the Company’s involvement at various sites for which the Company is allegedly associated. The level of annual expenditures for remedial, monitoring and investigatory activities will change in the future as major components of planned remediation activities are completed and the scope, timing and costs of existing activities are changed. As of June 30, 2020, the Company estimated a range of possible environmental and legal losses of $22.7 million to $41.7 million. Within the range of possible environmental and legal losses, management has currently concluded that no single amount is more likely to occur than any other amounts in the range and, thus, has accrued at the lower end of the range.  These accruals totaled $22.7 million at June 30, 2020 and $25.9 million at December 31, 2019. Although the Company believes that its reserves are adequate for environmental contingencies, it is possible due to the uncertainties noted above, that additional reserves could be required in the future.  Cash expenditures related to legal and environmental matters approximated $3.1 million and $2.5 million for the six-month periods ended June 30, 2020 and 2019, respectively.

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

Following are summaries of the Company’s major contingencies at June 30, 2020:

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

D’Imperio Property Site

During the mid-1970’s, Jerome Lightman and the Lightman Drum Company disposed of hazardous substances generated by the Company at several sites in New Jersey, including the D’Imperio site. The Company was named as a PRP in an October 2, 1998, lawsuit in the U.S. District Court for the District of New Jersey that involved the D’Imperio Site. In 2019, the PRPs were provided with updated remediation cost estimates by the PRP group technical consultant and project manager, which the Company considered in its determination of its range of estimated possible losses and liability balance. The changes in range of possible losses and liability balance were immaterial. Remediation work continues at the D’Imperio site. Based on current information, the Company believes that its recorded liability is reasonable having considered the range of estimated cost of remediation for the D’Imperio site. Depending on the ultimate cost of the remediation at this site, the amount for which the Company is liable could differ materially from the current estimates.

Wilmington Site

The Company is currently contractually obligated to contribute to the environmental response costs associated with the Company’s formerly-owned site in Wilmington, Massachusetts (the Wilmington site). Remediation at this site is being managed by its current owner to whom the Company sold the property in 1980. Under the Company’s October 1, 1993, agreement with the current owner of the Wilmington site, once total site remediation costs exceed certain levels, the Company is obligated to contribute up to five percent of future response costs associated with this site with no limitation on the ultimate amount of contributions. The Company has paid the current owner $2.9 million for the Company’s portion of environmental response costs at the Wilmington site through June 30, 2020. The Company has recorded a liability for its portion of the estimated remediation costs for the site. Depending on the ultimate cost of the remediation at this site, the amount for which the Company is liable could differ materially from the current estimates.

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

Components of Net Periodic Benefit Cost

	UNITED STATES
(In thousands)	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
Interest cost	$1,421	$1,661	$2,842	$3,322
Expected return on plan assets	(2,437)	(2,361)	(4,874)	(4,722)
Amortization of net actuarial loss	1,052	652	2,104	1,304
Net periodic benefit cost (income)	$36	$(48)	$72	$(96)

	UNITED KINGDOM
(In thousands)	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
Interest cost	$107	$140	$216	$282
Expected return on plan assets	(133)	(198)	(267)	(399)
Amortization of net actuarial loss	19	62	38	125
Net periodic benefit cost (income)	$(7)	$4	$(13)	$8

Employer Contributions

U.S. Plans

As a result of pension funding relief provisions included in the Highway and Transportation Funding Act of 2014, the Company is not required to make contributions to its funded U.S. qualified defined benefit plans. Approximately $299,000 is expected to be paid related to the unfunded non-qualified plans in 2020. Of such amount, $195,000 had been paid related to the non-qualified plans as of June 30, 2020.

U.K. Plan

The Company’s U.K. subsidiary expects to contribute approximately $495,000 to its defined benefit pension plan in 2020. Of such amount, $284,000 had been contributed to the plan as of June 30, 2020.

Defined Contribution Plans

The Company sponsors retirement savings defined contribution plans that cover eligible U.S. and U.K. employees. The Company’s U.S. retirement plans include two qualified plans, one of which is a 401(k) plan and one of which is an employee stock ownership plan, and one non-qualified supplemental executive plan. In the six months ended June 30, 2020 and 2019, the Company made profit sharing contributions into the qualified retirement plans for U.S. employees and for certain non-U.S. employees. Profit sharing contributions were determined using a formula applied to Company earnings.  In 2019 and 2020, profit sharing contributions for U.S. employees were made to the employee stock ownership plan. Profit sharing contributions are allocated to participant accounts on the basis of participant base earnings.

Defined contribution plan expenses for the Company’s qualified contribution plans were as follows:

(In thousands)	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
Retirement savings contributions	$1,950	$1,215	$3,708	$3,624
Profit sharing contributions plan	1,483	964	2,458	1,846
Total	$3,433	$2,179	$6,166	$5,470

The Company has a rabbi trust to fund the obligations of its non-qualified supplemental executive defined contribution plans (supplemental plans). The trust comprises various mutual fund investments selected by the participants of the supplemental plans. In accordance with the accounting guidance for rabbi trust arrangements, the assets of the trust and the obligations of the supplemental plans are reported on the Company’s consolidated balance sheets. The Company elected the fair value option for the mutual fund investment assets so that offsetting changes in the mutual fund values and defined contribution plan obligations would be recorded in earnings in the same period. Therefore, the mutual funds are reported at fair value with any subsequent changes in fair value recorded in the consolidated statements of income. The liabilities related to the supplemental plans increase (i.e., supplemental plan expense is recognized) when the value of the trust assets appreciates and decrease when the value of the trust assets declines (i.e., supplemental plan income is recognized). At June 30, 2020, the balance of the trust assets was $1,740,000, which equaled the balance of the supplemental plan liabilities (see the long-term investments section in Note 3 for further information regarding the Company’s mutual fund assets).

10.	EARNINGS PER SHARE

Below are the computations of basic and diluted earnings per share for the three and six months ended June 30, 2020 and 2019:

(In thousands, except per share amounts)	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
Computation of Basic Earnings per Share
Net income attributable to Stepan Company	$35,707	$30,218	$63,252	$55,202
Weighted-average number of common shares outstanding	22,923	23,086	22,973	23,092
Basic earnings per share	$1.56	$1.31	$2.75	$2.39

Computation of Diluted Earnings per Share
Net income attributable to Stepan Company	$35,707	$30,218	$63,252	$55,202
Weighted-average number of shares outstanding	22,923	23,086	22,973	23,092
Add weighted-average net shares from assumed exercise of options (under treasury stock method) (1)	100	90	101	91
Add weighted-average net shares related to unvested stock awards (under treasury stock method)	1	2	1	2
Add weighted-average net shares from assumed exercise of SARs (under treasury stock method) (1)	125	118	127	113
Add weighted-average contingently issuable net shares related to performance stock awards (under treasury stock method)	35	33	33	31
Weighted-average shares applicable to diluted earnings	23,184	23,329	23,235	23,329
Diluted earnings per share	$1.54	$1.30	$2.72	$2.37

(1) Options/SARs to acquire 253,448 and 254,868 shares of Company common stock were excluded from the computations of diluted earnings per share for the three and six months ended June 30, 2020, respectively. Options/SARs to acquire 215,257 and 214,749 shares of Company common stock were excluded from the computations of diluted earnings per share for the three and six months ended June 30, 2019, respectively. Inclusion of the instruments would have had antidilutive effects on the computations of the earnings per share.

11.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Below is the change in the Company’s AOCI balance by component (net of income taxes) for the three and six months ended June 30, 2020 and 2019:

(In thousands)	Foreign Currency Translation Adjustments	Defined Benefit Pension Plan Adjustments	Cash Flow Hedge Adjustments	Total
Balance at March 31, 2019	$(104,794)	$(37,865)	$79	$(142,580)
Other comprehensive income before reclassifications	4,317	—	—	4,317
Amounts reclassified from AOCI	—	542	(2)	540
Net current-period other comprehensive income	4,317	542	(2)	4,857
Balance at June 30, 2019	$(100,477)	$(37,323)	$77	$(137,723)

Balance at March 31, 2020	$(145,219)	$(31,397)	$70	$(176,546)
Other comprehensive income before reclassifications	3,537	—	—	3,537
Amounts reclassified from AOCI	—	808	(2)	806
Net current-period other comprehensive income	3,537	808	(2)	4,343
Balance at June 30, 2020	$(141,682)	$(30,589)	$68	$(172,203)

Balance at December 31, 2018	$(108,481)	$(33,083)	$81	$(141,483)
Other comprehensive income before reclassifications	8,004	—	—	8,004
Amounts reclassified from AOCI	—	1,085	(4)	1,081
Remeasurement adjustment related to the Tax Act (1)	—	(5,325)	—	(5,325)
Net current-period other comprehensive income	8,004	(4,240)	(4)	3,760
Balance at June 30, 2019	$(100,477)	$(37,323)	$77	$(137,723)

Balance at December 31, 2019	$(104,037)	$(32,205)	$72	$(136,170)
Other comprehensive income before reclassifications	(37,645)	—	—	(37,645)
Amounts reclassified from AOCI	—	1,616	(4)	1,612
Net current-period other comprehensive income	(37,645)	1,616	(4)	(36,033)
Balance at June 30, 2020	$(141,682)	$(30,589)	$68	$(172,203)

(1)

Represents reclassification of the stranded tax effects resulting from the U.S. Tax Cuts and Jobs Act (Tax Act) from accumulated other comprehensive income (loss) to retained earnings in accordance with ASU 2018-02.

Information regarding the reclassifications out of AOCI for the three- and six-month periods ended June 30, 2020 and 2019, is displayed below:

(In thousands)	Amount Reclassified from AOCI (a)
AOCI Components	Three Months Ended June 30		Six Months Ended June 30		Affected Line Item in Consolidated Statements of Income
	2020	2019	2020	2019
Amortization of defined benefit pension actuarial losses	$(1,071)	$(714)	$(2,142)	$(1,429)	(b)
	263	172	526	344	Tax benefit
	$(808)	$(542)	$(1,616)	$(1,085)	Net of tax
Gains and losses on cash flow hedges:
Foreign exchange contracts	2	2	4	4	Cost of sales
	2	2	4	4	Total before tax
	—	—	—	—	Tax benefit
	$2	$2	$4	$4	Net of tax
Total reclassifications for the period	$(806)	$(540)	$(1,612)	$(1,081)	Net of tax

(a)	Amounts in parentheses denote expense to statement of income.
(b)	This component of accumulated other comprehensive income is included in the computation of net periodic benefit cost (see Note 9 for additional details).

12.	SEGMENT REPORTING

The Company has three reportable segments: Surfactants, Polymers and Specialty Products. Net sales by segment for the three and six months ended June 30, 2020 and 2019, were as follows:

(In thousands)	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
Segment Net Sales
Surfactants	$332,335	$313,380	$659,406	$663,030
Polymers	112,409	140,636	218,900	260,815
Specialty Products	15,805	18,987	32,230	38,328
Total	$460,549	$473,003	$910,536	$962,173

Segment operating income and reconciliations of segment operating income to income before provision for income taxes for the three and six months ended June 30, 2020 and 2019, are summarized below:

(In thousands)	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
Segment Operating Income
Surfactants	$48,503	$32,086	$84,659	$69,253
Polymers	15,527	22,760	23,043	34,865
Specialty Products	3,226	5,982	7,210	9,113
Segment operating income	67,256	60,828	114,912	113,231
Business restructuring	(225)	(450)	(582)	(1,183)
Unallocated corporate expenses (1)	(22,408)	(19,313)	(29,703)	(41,245)
Consolidated operating income	44,623	41,065	84,627	70,803
Interest expense, net	(1,259)	(1,766)	(2,489)	(3,619)
Other, net	4,437	235	1,175	3,380
Income before provision for income taxes	$47,801	$39,534	$83,313	$70,564

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

As of June 30, 2020, the Company had $593,000 of contract liabilities and no contract assets. A contract liability would typically arise when an advance or deposit is received from a customer before the Company recognizes revenue. In practice, this is rare as it would require a customer to make a payment prior to a performance obligation being satisfied. When such situations do arise, the Company would maintain a deferred revenue liability until the time a performance obligation has been satisfied. The Company recognized $350,000 of revenue in the first six months of 2020 from pre-existing contract liabilities at December 31, 2019.

The tables below provide a geographic disaggregation of net sales for the three and six months ended June 30, 2020 and 2019. The Company’s business segmentation by geographic region most effectively captures the nature and economic characteristics of the Company’s revenue streams impacted by economic factors.

	For the Three Months Ended June 30, 2020
(In thousands)
	Surfactants	Polymers	Specialty Products	Total
Geographic Market
North America	$207,571	$68,780	$13,329	$289,680
Europe	55,812	32,692	2,476	90,980
Latin America	56,194	463	—	56,657
Asia	12,758	10,474	—	23,232
Total	$332,335	$112,409	$15,805	$460,549

	For the Three Months Ended June 30, 2019
(In thousands)
	Surfactants	Polymers	Specialty Products	Total
Geographic Market
North America	$191,720	$86,434	$16,067	$294,221
Europe	54,360	44,085	2,920	101,365
Latin America	53,957	1,450	—	55,407
Asia	13,343	8,667	—	22,010
Total	$313,380	$140,636	$18,987	$473,003

	For the Six Months Ended June 30, 2020
(In thousands)
	Surfactants	Polymers	Specialty Products	Total
Geographic Market
North America	$415,517	$130,621	$26,823	$572,961
Europe	115,472	69,252	5,407	190,131
Latin America	102,704	1,102	—	103,806
Asia	25,713	17,925	—	43,638
Total	$659,406	$218,900	$32,230	$910,536

	For the Six Months Ended June 30, 2019
(In thousands)
	Surfactants	Polymers	Specialty Products	Total
Geographic Market
North America	$406,017	$157,757	$32,092	$595,866
Europe	125,838	86,190	6,236	218,264
Latin America	104,769	1,647	—	106,416
Asia	26,406	15,221	—	41,627
Total	$663,030	$260,815	$38,328	$962,173

14.	DEBT

At June 30, 2020, and December 31, 2019, debt was comprised of the following:

(In thousands)	Maturity Dates	June 30, 2020	December 31, 2019
Unsecured private placement notes
3.95% (net of unamortized debt issuance cost of $294 and $316 for 2020 and 2019, respectively)	2021-2027	$99,705	$99,684
3.86% (net of unamortized debt issuance cost of $264 and $291 for 2020 and 2019, respectively)	2020-2025	71,165	85,423
4.86% (net of unamortized debt issuance cost of $127 and $147 for 2020 and 2019, respectively)	2020-2023	37,016	36,996
Total debt		$207,886	$222,103
Less current maturities		23,571	23,571
Long-term debt		$184,315	$198,532

The Company has a committed $350,000,000 multi-currency revolving credit agreement that expires on January 30, 2023. The Company maintains standby letters of credit under its workers’ compensation insurance agreements and for other purposes, as needed from time to time, which are issued under the revolving credit agreement. As of June 30, 2020, the Company had outstanding letters of credit totaling $5,476,000 and no borrowings under the revolving credit agreement. There was $344,524,000 available under the revolving credit agreement as of June 30, 2020.

The Company’s loan agreements contain provisions which, among others, require maintenance of certain financial ratios and place limitations on additional debt, investments and payment of dividends. Based on the loan agreement provisions that place limitations on dividend payments, unrestricted retained earnings (i.e., retained earnings available for dividend distribution) were $321,609,000 and $283,956,000 at June 30, 2020 and December 31, 2019, respectively.

15.	OTHER, NET

Other, net in the consolidated statements of income included the following:

(In thousands)	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
Foreign exchange gain (loss)	$423	$(641)	$991	$(41)
Investment income	93	106	168	203
Realized and unrealized gains on investments	3,950	726	75	3,130
Net periodic pension benefit cost	(29)	44	(59)	88
Other, net	$4,437	$235	$1,175	$3,380

16.	BUSINESS RESTRUCTURING

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

During the third quarter of 2018, the Company approved a plan to shut down Surfactant operations at its German plant site. As of June 30, 2020, an aggregate of $2,392,000 shut down related expense has been recognized at the site. This aggregate expense is comprised of $1,404,000 of asset and spare part write downs recognized in 2018 and $988,000 of cumulative decommissioning costs. The Company recognized $208,000 in decommissioning expenses in the second quarter of 2019 and did not incur any decommissioning expenses in the second quarter of 2020.    For the six months of 2020 and 2019, the Company recognized $79,000 and $395,000 of decommissioning expenses, respectively.

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

In May 2016, the Company announced plans to shut down its Longford Mills, Ontario, Canada (Longford Mills) manufacturing facility, a part of the Surfactant reportable segment, by December 31, 2016. The shutdown plan was implemented to improve the Company’s asset utilization in North America and to reduce the Company’s fixed cost base. Manufacturing operations of the Longford Mills plant ceased by the end of 2016, and production of goods manufactured at the facility was transferred to other Company North American production sites. Decommissioning of the assets is expected to continue throughout 2020. As of June 30, 2020, $7,987,000 of aggregate restructuring expense has been recognized, reflecting $1,644,000 of termination benefits for approximately 30 employees and $6,343,000 for other expenses, principally site decommissioning costs. The Company recognized $225,000 and $200,000 of decommissioning expenses in the second quarter of 2020 and 2019, respectively. The Company recognized $503,000 and $521,000 of decommissioning expenses in the first six months of 2020 and 2019, respectively.
17.	ACQUISITIONS

2020 Acquisition

On March 13, 2020, the Company acquired certain assets of Logos Technologies LLC's NatSurFact® business, a rhamnolipid-based line of bio-surfactants derived from renewable sources. These bio-surfactants offer synergies in several strategic end use markets including oilfield, agriculture, personal care and household, industrial and institutional.  The acquisition was accounted for as an asset acquisition. The purchase price of the acquisition was $2,040,000 and was paid with cash on hand. All assets acquired are included in the Company’s Surfactants segment. The fair value allocation was updated in the second quarter of 2020.  The assets acquired were primarily intangibles, including trademarks and know-how ($1,392,000) and patents ($464,000). Additionally, $184,000 of laboratory equipment was acquired.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends the guidance on the measurement of the impairment of financial instruments. The new pronouncement replaces the existing model of measuring credit losses with an expected credit loss model referred to as “the Current Expected Credit Loss (CECL) model.”  The new model is based on expected losses that should be measured based not only on historical experience but on the combination of historical data, current conditions and reasonable forecasts.  Under this methodology, an entity recognizes as an allowance its estimate of lifetime expected credit losses and is required to apply the new credit loss model to most financial instruments held at amortized cost including trade receivables.  The amendments in the update are effective for fiscal years, and interim periods within fiscal years, beginning after December 15, 2019. The Company adopted ASU No. 2016-13 in the first quarter of 2020. The adoption of the guidance in ASU No. 2016-13 did not have a material effect on the Company’s financial position, results of operations or cash flows.

In January 2017, the FASB issued ASU No. 2017-4, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates Step 2 from the goodwill impairment test. When an indication of impairment was identified after performing the first step of the goodwill impairment test, Step 2 required that an entity determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) using the same procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Under the amendments in ASU No. 2017-4, an entity would perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying value. An entity would recognize an impairment charge for the amount by which the carrying value exceeds the reporting unit’s fair value. In addition, an entity must consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The Company adopted the amendments in ASU No. 2017-4 for its annual, or any interim, goodwill impairment tests in the first quarter of 2020. The adoption of the guidance in ASU No. 2017-4 has not had an effect on the Company’s financial position, results of operations or cash flows.

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

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848) Facilitation of the effect of reference rate reform on financial reporting.  This update provides optional guidance for a limited period of time to ease the burden of implementing the usage of new reference rates.  The amendments apply to contract modifications that replace a reference rate affected by reference rate reform and contemporaneous modifications of other contract terms related to the replacement of the reference rate.  If elected the optional expedients to contract modifications must be applied consistently for all eligible contracts or eligible transactions.  The amendments in this update may be implemented between March 12, 2020 and December 31, 2022.  The guidance should be applied prospectively. The Company has not yet implemented ASU No. 2020-04 and currently is in the process of assessing the potential impact of ASU No. 2020-04 on its financial position, results of operations and cash flows.

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

Such risks, uncertainties and other important factors, include, among others, the risks, uncertainties and factors set forth under “Part II-Item IA. Risk Factors” of this Quarterly Report on Form 10-Q and under “Part I-Item IA. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, including the risks and uncertainties related to the following: (a) the impact of the COVID-19 pandemic; (b) accidents, unplanned production shutdowns or disruptions in any of the Company’s manufacturing facilities; (c) reduced demand for Company products due to customer product reformulations or new technologies; (d) the Company’s inability to successfully develop or introduce new products; (e) compliance with anti-corruption, environmental, health and safety and product registration laws; (f) the Company’s ability to make acquisitions of suitable candidates and successfully complete and integrate acquisitions; (g) global competition and the Company’s ability to successfully compete; (h) volatility of raw material, natural gas and electricity costs as well as any disruption in their supply; (i) disruptions in transportation or significant changes in transportation costs; (j) downturns in certain industries and general economic downturns; (k) international business risks, including fluctuations in currency exchange rates, legal restrictions and taxes; (l) unfavorable resolution of litigation against the Company; (m) the Company’s ability to keep and protect its intellectual property rights; (n) potentially adverse tax consequences due to the international scope of the Company’s operations; (o) downgrades to the Company’s credit ratings or disruptions to the Company’s ability to access well-functioning capital markets; (p) conflicts, military actions, terrorist attacks and general instability, particularly in certain energy-producing nations, along with increased security regulations; (q) cost overruns, delays and miscalculations in capacity needs with respect to the Company’s expansion or other capital projects; (r) interruption of, damage to or compromise of the Company’s IT systems and failure to maintain the integrity of customer, colleague or Company data; (s) the Company’s ability to retain its executive management and other key personnel, and; (t) the Company’s ability to operate within the limitations of its debt covenants.

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

Overview

The Company produces and sells intermediate chemicals that are used in a wide variety of applications worldwide. The overall business comprises three reportable segments:

•

Surfactants – Surfactants, which accounted for 72 percent of Company consolidated net sales for the first half of 2020, are principal ingredients in consumer and industrial cleaning and disinfection products such as detergents for washing clothes, dishes, carpets, floors and walls, as well as shampoos and body washes. Other applications include fabric softeners, germicidal quaternary compounds, lubricating ingredients, emulsifiers for spreading agricultural products and industrial applications such as latex systems, plastics and composites. Surfactants are manufactured at five sites in the United States, two European sites (United Kingdom and France), five Latin American sites (one site in Colombia and two sites in both Brazil and Mexico) and two Asian sites (Philippines and Singapore). Recent significant events include:

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

o

In March 2020 the Company acquired certain assets of Logos Technologies LLC's NatSurFact® business, a rhamnolipid-based line of bio-surfactants derived from renewable sources. These bio-surfactants offer synergies in several strategic end use markets including oilfield, agriculture, personal care and household, industrial and institutional.  The Company is focusing efforts to further develop, integrate and commercialize these unique surfactants moving forward.  The Company believes the rhamnolipid technology will further advance the growth and sustainability aspirations of both the Company and its customers. (See Note 17, Acquisitions, for additional details).

o

In December 2019 the Company acquired an oilfield demulsifier product line.  The Company believes this acquisition will accelerate its strategy to diversify into additional application segments within the oilfield end markets.  The acquired business did not impact the Company’s 2019 financial results nor is it expected to be accretive to earnings in 2020 (see Note 17, Acquisitions, for additional details).

o

During the fourth quarter of 2018, the Company shut down Surfactant operations at its plant site in Germany.  The Company ceased Surfactant production at this site to further reduce its fixed cost base, refocus Surfactant resources on higher margin end markets and allow for select assets to be repurposed to support future polyol growth.  Decommissioning costs associated with the shutdown were incurred in 2019 and continued through the first quarter of 2020 (see Note 16, Business Restructuring, for additional details).

•

Polymers – Polymers, which accounted for 24 percent of consolidated net sales for the first half of 2020, include polyurethane polyols, polyester resins and phthalic anhydride. Polyurethane polyols are used in the manufacture of rigid foam for thermal insulation in the construction industry and are also a base raw material for coatings, adhesives, sealants and elastomers (collectively, CASE). Powdered polyester resins are used in coating applications. CASE and powdered polyester resins are collectively referred to as specialty polyols. Phthalic anhydride is used in unsaturated polyester resins, alkyd resins and plasticizers for applications in construction materials and components of automotive, boating and other consumer products. In addition, the Company uses phthalic anhydride internally in the production of polyols. In the United States, polyurethane polyols and phthalic anhydride are manufactured at the Company’s Millsdale, Illinois, site and specialty polyols are manufactured at the Company’s Columbus, Georgia, site. In Europe, polyurethane polyols are manufactured by the Company’s subsidiary in Germany, and specialty polyols are manufactured by the Company’s Poland subsidiary. In China, polyurethane polyols and specialty polyols are manufactured at the Company’s Nanjing, China, plant.  Recent significant events include:

o	The operational issues at the Company’s Millsdale, Illinois facility, described in the significant event paragraph above, negatively impacted Polymers earnings during the first half of 2020.
•

Specialty Products – Specialty Products, which accounted for four percent of consolidated net sales for the first half of 2020, include flavors, emulsifiers and solubilizers used in food, flavoring, nutritional supplement and pharmaceutical applications. Specialty products are primarily manufactured at the Company’s Maywood, New Jersey, site and, in some instances, at outside contractors.  Recent significant events include:

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

2020 Acquisition

On March 13, 2020, the Company acquired certain assets of Logos Technologies LLC's NatSurFact® business, a rhamnolipid-based line of bio-surfactants derived from renewable sources. These bio-surfactants offer synergies in several strategic end use markets including oilfield, agriculture, personal care and household, industrial and institutional. The acquisition was accounted for as an asset acquisition. The purchase price of the acquisition was $2,040,000 and was paid with cash on hand. All assets acquired are included in the Company’s Surfactants segment. The assets acquired were primarily intangibles, including trademarks and know-how ($1,392,000) and patents ($464,000). Additionally, $184,000 of laboratory equipment was acquired (see Note 17, Acquisitions, for additional details).

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

	Income (Expense)
	For the Three Months Ended June 30		Increase (Decrease)
(In millions)	2020	2019	Change
Deferred Compensation (Operating expenses)	$(6.5)	$(2.4)	$(4.1)	(1)
Realized/Unrealized Gains on Investments (Other, net)	3.8	0.7	3.1
Investment Income (Other, net)	0.1	-	0.1
Pretax Income Effect	$(2.6)	$(1.7)	$(0.9)

	Income (Expense)
	For the Six Months Ended June 30		Increase (Decrease)
(In millions)	2020	2019	Change
Deferred Compensation (Operating expenses)	$0.8	$(9.9)	$10.7
Realized/Unrealized Gains on Investments (Other, net)	0.2	3.0	(2.8)
Investment Income (Other, net)	0.2	0.2	-
Pretax Income Effect	$1.2	$(6.7)	$7.9
(1)	See the Segment Results-Corporate Expenses sections of this MD&A for details regarding the period-over-period changes in deferred compensation expense.

Effects of Foreign Currency Translation

The Company’s foreign subsidiaries transact business and report financial results in their respective local currencies. As a result, foreign subsidiary income statements are translated into U.S. dollars at average foreign exchange rates appropriate for the reporting period. Because foreign exchange rates fluctuate against the U.S. dollar over time, foreign currency translation affects period-to-period comparisons of financial statement items (i.e., because foreign exchange rates fluctuate, similar period-to-period local currency results for a foreign subsidiary may translate into different U.S. dollar results). The following tables present the effects that foreign currency translation had on the period-over-period changes in consolidated net sales and various income statement line items for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30
				(Decrease)
(In millions)	2020	2019	Increase (Decrease)	Due to Foreign Translation
Net Sales	$460.5	$473.0	$(12.5)	$(20.2)
Gross Profit	98.5	93.0	5.5	(4.4)
Operating Income	44.6	41.1	3.5	(3.3)
Pretax Income	47.8	39.5	8.3	(3.3)

	Six Months Ended June 30
				(Decrease)
(In millions)	2020	2019	Increase (Decrease)	Due to Foreign Translation
Net Sales	$910.5	$962.2	$(51.7)	$(28.5)
Gross Profit	177.8	177.6	0.2	(5.8)
Operating Income	84.6	70.8	13.8	(4.1)
Pretax Income	83.3	70.6	12.7	(4.1)

RESULTS OF OPERATIONS

Three Months Ended June 30, 2020 and 2019

Summary

Net income attributable to the Company for the second quarter of 2020 increased 18 percent to $35.7 million, or $1.54 per diluted share, from $30.2 million, or $1.30 per diluted share, for the second quarter of 2019. Adjusted net income increased nine percent to $38.3 million, or $1.65 per diluted share, from $35.1 million, or $1.50 per diluted share, in 2019 (see the “Reconciliation of Non-GAAP Adjusted Net Income and Diluted Earnings per Share” section of this MD&A for reconciliations between reported net income attributable to the Company and reported earnings per diluted share and non-GAAP adjusted net income and adjusted earnings per diluted share). Below is a summary discussion of the major factors leading to the changes in net sales, profits and expenses in the second quarter of 2020 compared to the second quarter of 2019. A detailed discussion of segment operating performance for the second quarter of 2020 compared to the second quarter of 2019 follows the summary.

Consolidated net sales decreased $12.5 million, or three percent, between quarters. Consolidated sales volume increased four percent, which had an $18.9 million favorable impact on the change in net sales. Sales volume in the Surfactant segment increased 10 percent while sales volume in the Polymer segment decreased 13 percent.  Specialty Products sales volume was flat between quarters.  Foreign currency translation negatively impacted the change in net sales by $20.2 million due to a stronger U.S. dollar against the majority of currencies where the Company has foreign operations.  Lower average selling prices negatively impacted the change in net sales by $11.2 million.  The decrease in average selling prices was primarily due to the pass through of lower raw material costs.

Operating income for the second quarter of 2020 increased $3.5 million, or nine percent, compared to operating income for the second quarter of 2019.  Surfactant operating income increased $16.4 million or 51 percent versus the second quarter of 2019. Polymer and Specialty Product operating income decreased $7.2 million and $2.8 million, respectively. Foreign currency translation had a $3.3 million unfavorable impact on segments’ operating income in the second quarter of 2020 versus same period in 2019.  Deferred compensation expenses increased $4.1 million in the second quarter of 2020 versus the second quarter of 2019.  Business restructuring expenses decreased $0.2 million and corporate expenses (excluding deferred compensation and business restructuring expenses) decreased $1.0 million between quarters.  Most of the corporate decrease reflects lower environmental remediation expenses in 2020.  Operating expenses (including deferred compensation and business restructuring expense) increased $2.0 million, or four percent, between quarters. Changes in the individual income statement line items that comprise the Company’s operating expenses were as follows:

•	Selling expenses declined $1.2 million, or nine percent, due to lower travel and entertainment expenses as a result of COVID-19 travel restrictions.

•	Administrative expenses decreased $0.8 million, or four percent, primarily due to lower environmental remediation expenses in 2020.

•	Research, development and technical service (R&D) expenses increased $0.2 million, or one percent.

•

Deferred compensation expense increased $4.1 million primarily due to a $8.64 per share increase in the market price of Company common stock in the second quarter of 2020 compared to a $4.39 per share increase in the second quarter of 2019.  See the Overview and Segment Results-Corporate Expenses sections of this MD&A for further details.

•

Business restructuring charges totaled $0.2 million in the second quarter of 2020 versus $0.5 million in 2019. The 2020 restructuring charges reflect ongoing decommissioning costs associated with the Company’s manufacturing facility in Canada ($0.2 million).  The 2019 restructuring charges included decommissioning costs associated with the 2016 Canadian plant closure ($0.2 million), decommissioning expenses associated with the 2018 sulfonation shutdown in Germany ($0.2 million) and costs related to the 2019 Specialty Product restructuring ($0.1 million).  See Note 16, Business Restructuring, for additional details.

Net interest expense for the second quarter of 2020 decreased $0.5 million, or 29 percent, from net interest expense for the same quarter of last year.  This decrease was primarily attributable to lower interest expenses resulting from scheduled debt repayments and the non-recurrence of two one-time events in the second quarter of 2019: (a) the recognition of make-whole interest expense associated with the Company’s voluntary prepayment of its 5.88 percent Senior Notes, partially offset by (b) the recognition of interest income associated with a Brazilian VAT tax recovery.  The Company also recognized lower interest income in the second quarter of 2020 as a result of lower global interest rates.

Other, net was $4.4 million of income for the second quarter of 2020 compared to $0.2 million of income for the same period of 2019.  The Company recognized $4.0 million of investment income (including realized and unrealized gains and losses) for the Company’s deferred compensation and supplemental defined contribution mutual fund assets in the second quarter of 2020 compared to $0.8 million of income in last year’s second quarter.  In addition, the Company reported foreign exchange gains of $0.4 million in the second quarter of 2020 versus $0.6 million of foreign exchange losses in the second quarter of 2019.  The Company also reported $0.1 million of higher net periodic pension cost expense in the second quarter of 2020 versus the prior year quarter.

The Company’s effective tax rate was 25.0 percent for the second quarter of 2020 compared to 23.6 percent for the second quarter of 2019.  The increase was primarily attributable to: (a) a less favorable projected geographical mix of income in the second quarter of 2020 versus 2019, and (b) a higher U.S. tax impact on foreign earnings and profits in the second quarter of 2020 versus 2019.

Segment Results

	For the Three Months Ended
(Dollars in thousands)	June 30	June 30	Increase	Percent
Net Sales	2020	2019	(Decrease)	Change
Surfactants	$332,335	$313,380	$18,955	6
Polymers	112,409	140,636	(28,227)	-20
Specialty Products	15,805	18,987	(3,182)	-17
Total Net Sales	$460,549	$473,003	$(12,454)	-3

	For the Three Months Ended
(Dollars in thousands)	June 30,	June 30,	Increase	Percent
Operating Income	2020	2019	(Decrease)	Change
Surfactants	$48,503	$32,086	$16,417	51
Polymers	15,527	22,760	(7,233)	-32
Specialty Products	3,226	5,982	(2,756)	-46
Segment Operating Income	$67,256	$60,828	$6,428	11
Corporate Expenses, Excluding Deferred Compensation and Restructuring	15,944	16,918	(974)	-6
Deferred Compensation Expense	6,464	2,395	4,069	170
Business Restructuring	225	450	(225)	-50
Total Operating Income	$44,623	$41,065	$3,558	9

Surfactants

Surfactants net sales for the second quarter of 2020 increased $19.0 million, or six percent, versus net sales for the second quarter of 2019.  A 10 percent increase in sales volume and higher average selling prices positively impacted the change in net sales by $30.2 million and $6.0 million, respectively.  The unfavorable impact of foreign currency translation negatively impacted the change in net sales by $17.2 million.  A comparison of net sales by region follows:

	For the Three Months Ended
(Dollars in thousands)	June 30,	June 30,	Increase	Percent
Net Sales	2020	2019	(Decrease)	Change
North America	$207,571	$191,720	$15,851	8
Europe	55,812	54,360	1,452	3
Latin America	56,194	53,957	2,237	4
Asia	12,758	13,343	(585)	-4
Total Surfactants Segment	$332,335	$313,380	$18,955	6

Net sales for North American operations increased $15.9 million, or eight percent, between quarters.  A seven percent increase in sales volume and higher average selling prices positively impacted the change in net sales by $14.1 million and $2.1 million, respectively. The sales volume growth was primarily due to higher demand for products sold into the consumer product end markets, driven by increased demand for cleaning, disinfection and personal wash products as a result of COVID-19, partially offset by lower demand in the functional product end markets, principally agricultural and oilfield.  Foreign currency translation negatively impacted the change in net sales by $0.3 million.

Net sales for European operations increased $1.5 million, or three percent, between quarters.  Higher average selling prices positively impacted the change in net sales by $3.4 million.  The unfavorable impact of foreign currency translation and a one percent decline in sales volume negatively impacted the change in net sales by $1.5 million and $0.4 million, respectively.  The lower sales volume reflects lost business at one customer mostly offset by increased demand for cleaning and disinfection products as a result of COVID-19 and higher demand for products sold into the agricultural end market.  A stronger U.S. dollar relative to the European euro and British pound sterling led to the foreign currency translation effect.

Net sales for Latin American operations increased $2.2 million, or four percent, primarily due to a 28 percent increase in sales volume and higher average selling prices. These items positively impacted the change in net sales by $15.1 million and $2.8 million, respectively.  The sales volume growth was mostly due to higher demand for products sold into the consumer product end markets, driven by increased demand for cleaning and disinfection products, and a fully operational Ecatepec, Mexico facility in 2020.  Foreign currency translation negatively impacted the change in net sales by $15.7 million.  The strengthening of the U.S. dollar against the Brazilian real, Mexican peso and the Colombian peso led to the foreign currency translation impact.

Net sales for Asian operations declined $0.6 million, or four percent, primarily due to lower average selling prices and a one percent decline in sales volume. These items unfavorably impacted the change in net sales by $0.8 million and $0.1 million, respectively.  The slightly lower sales volume was due to lower demand for products sold to one consumer products customer partially offset by higher demand for products sold into the agricultural end market.  Foreign currency translation favorably impacted the change in net sales by $0.3 million.

Surfactants operating income for the second quarter of 2020 increased $16.4 million, or 51 percent, versus operating income for the second quarter of 2019.  Gross profit increased $15.8 million in the second quarter of 2020 versus the second quarter of 2019 and operating expenses decreased $0.6 million, or three percent. Comparisons of gross profit by region and total segment operating expenses and operating income follow:

	For the Three Months Ended
(Dollars in thousands)	June 30, 2020	June 30, 2019	Increase (Decrease)	Percent Change
Gross Profit and Operating Income
North America	$46,221	$39,145	$7,076	18
Europe	9,387	7,406	1,981	27
Latin America	12,315	6,289	6,026	96
Asia	4,118	3,404	714	21
Surfactants Segment Gross Profit	$72,041	$56,244	$15,797	28
Operating Expenses	23,538	24,158	(620)	-3
Surfactants Segment Operating Income	$48,503	$32,086	$16,417	51

Gross profit for North American operations increased 18 percent, or $7.1 million, between quarters primarily due to higher unit margins and a seven percent increase in sales volume.  These items positively impacted the change in gross profit by $4.2 million and $2.9 million, respectively. The higher unit margins reflect a more favorable product and customer mix.  Most of the sales volume increase was attributable to increased demand for cleaning, disinfection and personal wash products as a result of COVID-19.

Gross profit for European operations increased $2.0 million, or 27 percent, primarily due to higher unit margins.  These higher unit margins positively impacted the change in gross profit by $2.3 million.  The higher unit margins were attributable to a more favorable product and customer mix in the second quarter of 2020 primarily resulting from higher demand in the agricultural end market and lower demand for commodity softeners.  The unfavorable impact of foreign currency translation and a one percent decline in sales volume negatively impacted the change in gross profit by $0.2 million and $0.1 million, respectively.

Gross profit for Latin American operations increased $6.0 million, or 96 percent, between quarters primarily due to higher unit margins. Higher unit margins positively impacted the change in gross profit by $7.9 million.  The higher unit margins primarily reflect the Company’s Mexican sites being fully operational in 2020 versus the prior year when Mexico incurred higher freight and supply chain expenses as a result of the 2019 sulfonation equipment failure at the Company’s Ecatepec, Mexico facility. Sales volume growth of 28 percent positively impacted the change in gross profit by $1.7 million. The unfavorable impact of foreign currency translation negatively impacted gross profit by $3.6 million.

Gross profit for Asia operations increased $0.7 million or 21 percent, between quarters largely due to higher unit margins. The higher unit margins were driven by an improved product and customer mix resulting from higher sales volume into the agricultural end market and lower unit overhead costs in Singapore due to favorable production timing differences.

Operating expenses for the Surfactants segment decreased $0.6 million, or three percent, in the second quarter of 2020 versus the second quarter of 2019.

Polymers

Polymers net sales for the second quarter of 2020 decreased $28.2 million, or 20 percent, versus net sales for the same period of 2019.  A 13 percent decline in sales volume negatively impacted the change in net sales by $18.2 million.  The volume decrease is primarily attributable to an eight percent decline in global polyol volume, due to COVID-19 construction project delays and cancellations, and a 41 percent decline in phthalic anhydride volume.  The unfavorable impact of lower average selling prices and foreign currency translation negatively impacted the change in net sales by $7.1 million and $2.9 million, respectively.  A comparison of net sales by region follows:

	For the Three Months Ended
(Dollars in thousands)	June 30	June 30	Increase	Percent
Net Sales	2020	2019	(Decrease)	change
North America	$68,780	$86,434	$(17,654)	-20
Europe	32,692	44,085	(11,393)	-26
Asia and Other	10,937	10,117	820	8
Total Polymers Segment	$112,409	$140,636	$(28,227)	-20

Net sales for North American operations declined $17.7 million, or 20 percent, primarily due to a 15 percent decline in sales volume.  The decline in sales volume negatively impacted the change in net sales by $13.1 million.  Sales volume of polyols used in rigid foam applications decreased five percent during the quarter due to COVID-19 construction project delays and cancellations.  Sales volume of phthalic anhydride decreased 41 percent due to share loss at one customer and soft market demand.  Lower average selling prices negatively impacted the change in net sales by $4.6 million.  The lower selling prices reflect lower raw material market prices.

Net sales for European operations declined $11.4 million or 26 percent. A 19 percent decrease in sales volume, the unfavorable impact of foreign currency translation and lower average selling prices negatively impacted the change in net sales by $8.2 million, $2.4 million and $0.8 million, respectively. The decline in sales volume principally reflects softer demand due to deferred or canceled construction projects as a result of COVID-19.  The lower selling prices reflect lower raw material prices.

Net sales for Asia and Other operations increased $0.8 million, or eight percent, primarily due to a 35 percent increase in sales volume.  The sales volume growth, which positively impacted the change in net sales by $3.5 million, was primarily attributable to higher demand in livestock and cold storage markets.  Lower selling prices and the unfavorable impact of foreign currency translation negatively impacted the change in net sales by $2.1 million and $0.6 million, respectively.  The lower selling prices reflect lower raw material prices.

Polymers operating income for the second quarter of 2020 decreased $7.2 million, or 32 percent, from operating income for the second quarter of 2019.  Gross profit decreased $7.4 million, or 25 percent, primarily due to the 13 percent decline in sales volume and lower unit margins.  The lower unit margins reflect higher North American supply chain costs and the carryover of higher cost raw material inventory as a result of the first quarter 2020 incident at the Company’s Millsdale, IL site.  The second quarter of 2020 results were favorably impacted by a partial government reimbursement related to the government-mandated China JV shutdown in

2012 ($1.1 million) and a European vendor claim settlement related to a prior year raw material contamination issue ($0.5 million).  Operating expenses declined $0.2 million. Comparisons of gross profit by region and total segment operating expenses and operating income follow:

	For the Three Months Ended
(Dollars in thousands)	June 30, 2020	June 30, 2019	Increase (Decrease)	Percent Change
Gross Profit and Operating Income
North America	$12,705	$21,678	$(8,973)	-41
Europe	6,195	6,377	(182)	-3
Asia and Other	3,379	1,662	1,717	103
Polymers Segment Gross Profit	$22,279	$29,717	$(7,438)	-25
Operating Expenses	6,752	6,957	(205)	-3
Polymers Segment Operating Income	$15,527	$22,760	$(7,233)	-32

Gross profit for North American operations decreased $9.0 million, or 41 percent, primarily due to lower unit margins and the 15 percent decline in sales volume. These two items negatively impacted the change in gross profit by $5.7 million and $3.3 million, respectively.  The lower unit margins primarily reflect higher supply chain costs and the carryover of higher cost raw material inventory as a result of the first quarter 2020 incident at the Company’s Millsdale, IL facility.

Gross profit for European operations decreased $0.2 million, or three percent, primarily due to a 19 percent decrease in sales volume and the unfavorable impact of foreign currency translation.  These items negatively impacted the change in gross profit by $1.2 million and $0.4 million, respectively.  The decline in sales volume primarily reflects lower demand for polyols used in rigid foam applications due to deferred or cancelled construction projects as a result of COVID-19.  Higher unit margins positively impacted the change in gross profit by $1.4 million.  The higher unit margins were partially attributable to a vendor claim settlement recognized in the second quarter of 2020 related to a prior year raw material contamination issue ($0.5 million).

Gross profit for Asia and Other operations improved $1.7 million due to higher unit margins and sales volume growth of 35 percent.  Unit margins benefited from a partial government reimbursement related to the government-mandated China JV shutdown in 2012 ($1.1 million).

Operating expenses for the Polymers segment decreased $0.2 million, or three percent, in the second quarter of 2020 versus the second quarter of 2019.

Specialty Products

Net sales for the second quarter of 2020 decreased $3.2 million, or 17 percent, versus net sales for the second quarter of 2019. This decrease reflects lower average selling prices as volume was flat.  Gross profit decreased $2.7 million and operating income decreased $2.8 million primarily due to lower average margins within the Company’s medium chain triglycerides product line and order timing differences within the food and flavor business.

Corporate Expenses

Corporate expenses, which include deferred compensation, business restructuring and other operating expenses that are not allocated to the reportable segments, increased $2.9 million between quarters. Corporate expenses were $22.6 million in the second quarter of 2020 versus $19.8 million in 2019. This increase was primarily attributable to higher deferred compensation expense ($4.1 million) that was partially offset by lower environmental remediation and business restructuring expenses in the second quarter of 2020.

The $4.1 million increase in deferred compensation expense was primarily due to an $8.64 per share increase in the market price of Company common stock in the second quarter of 2020 compared to a $4.39 per share increase for the second quarter of 2019. The following table presents the quarter-end Company common stock market prices used in the computation of deferred compensation expenses for the three months ended June 30, 2020 and 2019:

	2020		2019
	June 30	March 31	June 30	March 31
Company Common Stock Price	$97.10	$88.46	$91.91	$87.52

Six Months Ended June 30, 2020 and 2019

Summary

Net income attributable to the Company for the first half of 2020 increased 15 percent to $63.3 million, or $2.72 per diluted share, from $55.2 million, or $2.37 per diluted share, in the first half of 2019. Adjusted net income was $62.5 million, or 2.69 per diluted share, versus $65.8 million or $2.82 per diluted share, in the prior year. (see the “Reconciliation of Non-GAAP Adjusted Net Income and Diluted Earnings per Share” section of this MD&A for reconciliations between reported net income attributable to the Company and reported earnings per diluted share and non-GAAP adjusted net income and adjusted earnings per diluted share).  Below is a summary discussion of the major factors leading to the year-over-year changes in net sales, profits and expenses.  A detailed discussion of segment operating performance for the first half of 2020 compared to the first half of 2019 follows the summary.

Consolidated net sales decreased $51.6 million, or five percent, between years.  Lower average selling prices and the unfavorable impact of foreign currency translation negatively impacted the change in net sales by $29.3 million and $28.5 million, respectively.  Consolidated sales volume increased one percent which had a $6.2 million favorable impact on the year-over-year change in net sales.  The decrease in average selling prices was primarily due to the pass through of lower raw material costs.  The unfavorable foreign currency translation effect reflected a stronger U.S. dollar against most currencies where the Company has foreign operations.  Sales volume in the Surfactant segment increased four percent while sales volume in the Polymer and Specialty Product segments decreased 11 percent and four percent, respectively.

Operating income for the first half of 2020 increased $13.8 million, or 20 percent, versus operating income reported for the first half of 2019.  Surfactant operating income increased $15.4 million or 22 percent versus the first half of 2019.  Polymer and Specialty Products operating income decreased $11.8 million and $1.9 million, respectively.  Deferred compensation expenses decreased $10.7 million year-over-year.  Corporate expenses (excluding deferred compensation and business restructuring expenses) decreased $0.8 million between years largely due to lower environmental remediation expenses.  Business restructuring expenses decreased $0.6 million between years.  Foreign currency translation had a $4.1 million unfavorable impact on year-over-year consolidated operating income.

Operating expenses (including deferred compensation and business restructuring expenses) decreased $13.6 million, or 13 percent, between years. Changes in the individual income statement line items that comprise the Company’s operating expenses were as follows:

•	Selling expenses decreased $1.7 million, or six percent, year-over-year partially due to lower travel and entertainment expenses as a result of COVID-19 restrictions.

•	Administrative expenses decreased $1.2 million, or three percent, year-over-year primarily due to lower environmental remediation expenses in 2020.

•	R&D expenses increased $0.6 million, or two percent, year-over-year.

•

Deferred compensation expense decreased $10.7 million year-over-year primarily due to a $5.34 per share decrease in the market price of Company common stock during the first six months of 2020 compared to a $17.91 per share increase in the first half of 2019.  See the Overview and Segment Results-Corporate Expenses sections of this MD&A for further details.

•

Business restructuring expenses were $0.6 million in the first half of 2020 compared to $1.2 million in the first half of 2019. The 2020 restructuring charges were comprised of ongoing decommissioning costs associated with the 2016 Canadian plant closure ($0.5 million) and decommissioning costs associated with the Company’s 2018 sulfonation shut down in Germany ($0.1 million). The 2019 restructuring charges were primarily comprised of severance and office shutdown expenses related to the 2019 Netherlands office restructuring ($0.5 million), decommissioning costs associated with the Company’s Canadian plant closure ($0.5 million) and decommissioning expenses associated with the Company’s sulfonation shutdown in Germany ($0.4 million).  (see Note 16, Business Restructuring, for additional details).

Net interest expense for the first half of 2020 declined $1.1 million, or 31 percent, compared to net interest expense for the first half of 2019.  This decrease was primarily attributable to lower interest expense resulting from scheduled debt repayments and the non-recurrence of two one-time events in the first half of 2019:  (a) the recognition of make-whole interest expense associated with the Company’s voluntary prepayment of its 5.88 percent Senior Notes, partially offset by (b) the recognition of interest income associated with a Brazilian VAT tax recovery.  The Company also recognized lower interest income in the first half of 2020 as a result of lower global interest rates.

Other, net was $1.2 million of income for the first half of 2020 compared to $3.4 million of income for the first half of 2019.  The Company recognized $0.2 million of investment income (including realized and unrealized gains and losses) for the Company’s deferred compensation and supplemental defined contribution mutual fund assets in the first half of 2020 compared to $3.3 million of income in the first half of 2019.  In addition, the Company reported foreign exchange gains of $1.0 million in the first half of 2020 versus a negligible foreign exchange loss in in the first half of 2019.  The Company also reported $0.1 million of higher net periodic pension cost expense in the first half of 2020 versus the prior year.

The Company’s effective tax rate was 23.9 percent for the first half of 2020 compared to 21.8 percent for the first half of 2019.  The year-over-year increase was primarily attributable to: (a) lower excess tax benefits derived from stock-based compensation awards exercised or distributed in the first half of 2020 versus 2019; (b) a higher U.S. tax impact on foreign earnings and profits in the first half of 2020, and (c) a less favorable geographical mix of income in the first half of 2020 versus 2019.

	For the Six Months Ended
(In thousands)	June 30,	June 30,		Percent
Net Sales	2020	2019	(Decrease)	Change
Surfactants	$659,406	$663,030	$(3,624)	-1
Polymers	218,900	260,815	(41,915)	-16
Specialty Products	32,230	38,328	(6,098)	-16
Total Net Sales	$910,536	$962,173	$(51,637)	-5

	For the Six Months Ended
(In thousands)	June 30,	June 30,	Increase	Percent
Operating Income	2020	2019	(Decrease)	Change
Surfactants	$84,659	$69,253	$15,406	22
Polymers	23,043	34,865	(11,822)	-34
Specialty Products	7,210	9,113	(1,903)	-21
Segment Operating Income	$114,912	$113,231	$1,681	1
Corporate Expenses, Excluding Deferred Compensation and Restructuring	$30,562	$31,377	$(815)	-3
Deferred Compensation Expense (Income)	(859)	9,868	(10,727)	NM
Business Restructuring	582	1,183	(601)	-51
Total Corporate Expenses	$30,285	$42,428	$(12,143)	-29
Total Operating Income	$84,627	$70,803	$13,824	20

Segment Results

Surfactants

Surfactants net sales for the first half of 2019 decreased $3.6 million, or one percent, versus net sales for the first half of 2019.  A four percent increase in sales volume positively impacted the year-over-year change in net sales by $27.5 million.   The unfavorable impact of foreign currency translation and lower selling prices negatively impacted the year-over-year change in net sales by $23.7 million and $7.4 million, respectively. A year-over-year comparison of net sales by region follows:

	For the Six Months Ended
(In thousands)	June 30, 2020	June 30, 2019	Increase (Decrease)	Percent Change
North America	$415,517	$406,017	$9,500	2
Europe	115,472	125,838	(10,366)	-8
Latin America	102,704	104,769	(2,065)	-2
Asia	25,713	26,406	(693)	-3
Total Surfactants Segment	$659,406	$663,030	$(3,624)	-1

Net sales for North American operations increased $9.5 million, or two percent, year-over-year.  A four percent increase in sales volume positively impacted the year-over-year change in net sales by $16.9 million.  The sales volume growth was primarily due to higher demand for products sold into the consumer product end markets, driven by increased demand for cleaning, disinfection and personal wash products as a result of COVID-19, partially offset by lower demand in the functional product end markets, principally agricultural and oilfield.  Lower average selling prices and the unfavorable impact of foreign currency translation negatively impacted the year-over-year change in net sales by $7.0 million and $0.4 million, respectively.

Net sales for European operations decreased $10.4 million, or eight percent, primarily due to an eight percent decrease in sales volume and the unfavorable effects of foreign currency translation.  These items negatively impacted the year-over-year change in net sales by $9.8 million and $3.1 million, respectively.  The lower sales volume reflects lost business at one customer that was partially offset by increased demand for cleaning and disinfection products as a result of COVID-19 and higher demand for products sold into the agricultural end market.  A stronger U.S. dollar relative to the European euro and British pound sterling led to the foreign currency translation effect. Higher selling prices favorably impacted the year-over-year change in net sales by $2.5 million.

Net sales for Latin American operations decreased $2.1 million, or two percent, primarily due to the unfavorable impact of foreign currency translation which negatively impacted the year-over-year change in net sales by $20.9 million.  The year-over-year strengthening of the U.S. dollar against the Brazilian real, Mexican peso and the Colombian peso led to the foreign currency effect.  Largely offsetting the foreign currency translation impact was sales volume growth of 17 percent and slightly higher average selling prices.  These items positively impacted the change in net sales by $17.4 million and $1.4 million, respectively.  The sales volume growth was driven by higher demand for products sold into the consumer products end markets, driven by increased demand for cleaning and disinfection products, and a fully operational Ecatepec, Mexico facility in 2020.

Net sales for Asian operations decreased $0.7 million, or three percent, primarily due to lower average selling prices and a two percent decline in sales volume.  These items unfavorably impacted the year-over-year change in net sales by $0.8 million and $0.5 million, respectively.   The lower sales volume was largely due to lower demand for products sold to our distribution partners partially offset by higher demand for products sold to the agricultural end market.  The favorable impact of foreign currency translation positively impacted the change in net sales by $0.6 million.

Surfactant operating income for the first half of 2020 increased $15.4 million, or 22 percent, versus operating income for the first half of 2019.  Gross profit increased $14.7 million, or 13 percent, year-over-year.  Operating expenses decreased $0.7 million, or two percent. Year-over-year comparisons of gross profit by region and total segment operating expenses and operating income follow:

	For the Six Months Ended
(In thousands)	June 30, 2020	June 30, 2019	Increase (Decrease)	Percent Change
Gross Profit
North America	$87,384	$82,229	$5,155	6
Europe	18,885	17,844	1,041	6
Latin America	19,351	9,803	9,548	97
Asia	6,275	7,346	(1,071)	-15
Surfactants Segment Gross Profit	$131,895	$117,222	$14,673	13
Operating Expenses	47,236	47,969	(733)	-2
Operating Income	$84,659	$69,253	$15,406	22

 Gross profit for North American operations increased $5.2 million, or six percent, year-over-year primarily due to the four percent increase in sales volume and higher unit margins.  These items positively impacted the change in gross profit by $3.4 million and $1.8 million, respectively.  Most of the sales volume increase was attributable to increased demand for cleaning, disinfection and personal wash products as a result of COVID-19.  The higher unit margins reflect a more favorable product and customer mix.

Gross profit for European operations increased $1.0 million, or six percent, primarily due to higher unit margins.  These higher unit margins positively impacted the year-over-year change in gross profit by $3.0 million.  The higher unit margins were attributable to a more favorable product and customer mix in the first half of 2020 primarily resulting from higher demand in the agricultural end market and lower demand for commodity softeners.  An eight percent decline in sales volume and the unfavorable impact of foreign currency translation negatively impacted the year-over-year change in gross profit by $1.4 million and $0.6 million, respectively.  The decline in sales volume primarily reflects lost business at one customer.

Gross profit for Latin American operations increased $9.5 million, or 97 percent, primarily due to higher unit margins and sales volume growth of 17 percent.  These items positively impacted the change in gross profit by $12.4 million and $1.6 million, respectively.  The higher unit margins primarily reflect the Company’s Mexican sites being fully operational in 2020 versus the prior year when Mexico incurred higher freight and supply chain expenses as a result of the 2019 sulfonation equipment failure at the Ecatepec, Mexico site.  The sales volume growth was driven by higher demand for products sold into the consumer products end markets, driven by increased demand for cleaning and disinfection products, and a fully operational Ecatepec, Mexico facility in 2020.  The unfavorable impact of foreign currency translation negatively impacted gross profit by $4.5 million.

Gross profit for Asian operations decreased $1.1 million, or 15 percent, largely due to lower unit margins and lower sales volume.  These items negatively impacted first half gross profit by $1.0 million and $0.2 million, respectively.  The lower unit margins partially reflect higher unit overhead costs in Singapore due to unfavorable production timing differences. The favorable impact of foreign currency translation positively impacted gross profit by $0.1 million.

Operating expenses for the Surfactant segment decreased $0.7 million, or two percent, year-over-year.

Polymers

Polymers net sales for the first half of 2020 decreased $41.9 million, or 16 percent, versus net sales for the same period of 2019.  An 11 percent decrease in sales volume negatively impacted the year over year change in net sales by $28.2 million.  The unfavorable impact of lower average selling prices and foreign currency translation negatively impacted the year-over-year change in net sales by $9.1 million and $4.6 million, respectively.  A year-over-year comparison of net sales by region follows:

	For the Six Months Ended
(Dollars in thousands)	June 30	June 30	Increase	Percent
Net Sales	2020	2019	(decrease)	change
North America	$130,621	$157,757	$(27,136)	-17
Europe	69,252	86,190	(16,938)	-20
Asia and Other	19,027	16,868	2,159	13
Total Polymers Segment	$218,900	$260,815	$(41,915)	-16

Net sales for North American operations declined $27.1 million, or 17 percent, primarily due to a 15 percent decline in sales volume.  The decline in sales volume negatively impacted the year-over-year change in net sales by $23.3 million.  Sales volume of polyols used in rigid foam applications decreased one percent during the first half of 2020 due to COVID-19 related construction project delays and cancellations.  Sales volume of phthalic anhydride decreased 51 percent due to share loss at one customer and soft market demand.  Lower average selling prices negatively impacted the change in net sales by $3.8 million.  The lower average selling prices reflect lower raw material market prices.

Net sales for European operations decreased $16.9 million, or 20 percent. A 12 percent decrease in sales volume, the unfavorable impact of foreign currency translation and lower average selling prices negatively impacted the year-over-year change in net sales by $10.5 million, $3.6 million and $2.8 million, respectively. The decline in sales volume principally reflects softer demand due to deferred and canceled construction projects as a result of COVID-19. A stronger U.S. dollar relative to the Polish zloty led to the foreign currency translation impact.  The lower average selling prices reflect lower raw material prices.

Net sales for Asia and Other operations increased $2.2 million, or 13 percent, primarily due a 28 percent increase in sales volume.  The sales volume growth, which positively impacted the change in net sales by $4.7 million, was primarily attributable to higher demand in livestock and cold storage markets. Lower average selling prices and the unfavorable impact of foreign currency translation negatively impacted the change in net sales by $1.5 million and $1.0 million, respectively. The lower average selling prices reflect lower raw material prices.

Polymer operating income for the first half of 2020 declined $11.8 million, or 34 percent, from operating income for the first half of 2019.  Gross profit decreased $12.1 million, or 25 percent, primarily due to the 11 percent decline in sales volume.  The first half 2020 results were favorably impacted by a partial government reimbursement related to the government-mandated China JV shutdown in 2012 ($1.1 million) and a European vendor claim settlement related to a prior year raw material contamination issue ($0.5 million).  Operating expenses decreased two percent year-over-year.  Year-over-year comparisons of gross profit by region and total segment operating expenses and operating income follow:

	For the Six Months Ended
(In thousands)	June 30, 2020	June 30, 2019	Increase (Decrease)	Percent Change
Gross Profit and Operating Income
North America	$20,437	$34,644	$(14,207)	-41
Europe	11,847	11,986	(139)	-1
Asia and Other	4,510	2,310	2,200	95
Polymers Segment Gross Profit	$36,794	$48,940	$(12,146)	-25
Operating Expenses	13,751	14,075	(324)	-2
Polymers Segment Operating Income	$23,043	$34,865	$(11,822)	-34

Gross profit for North American operations declined $14.2 million, or 41 percent, primarily due to lower unit margins and the 15 percent decline in sales volume. These two items negatively impacted the year-over-year change in gross profit by $9.1 million and $5.1 million, respectively.  The decline in margins was primarily attributable to the first quarter 2020 incident at the Company’s Millsdale, IL facility which forced a temporary production shutdown and resulted in higher maintenance, supply chain costs and unit overhead rates. In addition, higher cost raw material inventory carried over from the first quarter due to the Millsdale incident. The decrease in sales volume primarily reflects COVID -19 construction project delays and cancellations and soft phthalic anhydride market demand.

Gross profit for European operations declined $0.1 million, or one percent, primarily due to 12 percent decrease in sales volume ant the unfavorable impact of foreign currency translation.  These items negatively impacted the change in gross profit by $1.4 million and $0.6 million, respectively. The decline in sales volume primarily reflects lower demand for polyols used in rigid foam applications due to deferred or cancelled construction projects as a result of COVID-19. Largely offsetting the above were higher unit margins, which positively impacted the year-over-year change in gross profit by $1.9 million. The higher unit margins partially reflect a vendor claim settlement during the second quarter of 2020 and the non-recurrence of a maintenance shutdown in Germany during the first quarter of 2019.

Gross profit for Asia and Other operations improved $2.2 million, or 95 percent, due to higher unit margins and 28 percent sales volume growth during the first half of 2020.  These items positively impacted the year-over-year change in gross profit by $1.7 million and $0.6 million, respectively.  Unit margins benefited from a partial government reimbursement related to the government-mandated China JV shutdown in 2012 ($1.1 million).  Foreign currency translation negatively impacted the change in gross profit by $0.1 million.

Operating expenses for the Polymers segment decreased $0.3 million, or two percent, year-over-year.

Specialty Products

Net sales for the first half of 2020 declined $6.1 million, or 16 percent, versus net sales for the same period of 2019.  This decrease was primarily due to a four percent decrease in sales volume and lower average selling prices.  Gross profit and operating income both decreased $1.9 million year-over-year primarily due to order timing differences within the food and flavor business.

Corporate Expenses

Corporate expenses, which include deferred compensation, business restructuring and other operating expenses that are not allocated to the reportable segments, decreased $12.1 million between years.  Corporate expenses were $30.3 million in the first half of 2020 versus $42.4 million in the first half of 2019.  This decrease was primarily attributable to lower deferred compensation expense ($10.7 million), lower business restructuring expenses ($0.6 million) and lower environmental remediation expenses.

Deferred compensation expense decreased $10.7 million between years. This decrease was primarily due to a $5.34 per share decrease in the market price of the Company’s common stock in the first half of 2020 compared to a $17.91 per share increase in the first half of 2019. The following table presents the period-end Company common stock market prices used in the computation of deferred compensation expenses for the six months ended June 30, 2020 and 2019:

	2020	2019		2018
	June 30	December 31	June 30	December 31
Company Common Stock Price	$97.10	$102.44	$91.91	$74.00

LIQUIDITY AND CAPITAL RESOURCES

Overview

For the six months ended June 30, 2020, operating activities were a cash source of $58.5 million versus a source of $78.8 million for the comparable period in 2019. For the current year period, investing cash outflows totaled $54.4 million versus a cash outflow of $43.1 million in the prior year period.  Financing activities were a use of $40.4 million versus a use of $61.4 million in the prior year period. Cash and cash equivalents decreased by $42.5 million compared to December 31, 2019, inclusive of a $6.2 million unfavorable foreign exchange rate impact.

At June 30, 2020, the Company’s cash and cash equivalents totaled $272.9 million. Cash in U.S. money market funds, deposit accounts and a certificate of deposit totaled $93.2 million, $29.5 million and $45.0 million, respectively. The Company’s non-U.S. subsidiaries held $105.2 million of cash outside the United States as of June 30, 2020.

Operating Activity

Net income increased by $8.2 million versus the comparable period in 2019. Working capital was a cash use of $47.4 million during the first half of 2020 versus a use of $29.2 million for the comparable period in 2019.

Year-to-date accounts receivable were a use of $23.3 million compared to a use of $6.9 million for the comparable period in 2019. Inventories were a use of $9.7 million in 2020 versus a source of $15.5 million in 2019. Accounts payable and accrued liabilities were a use of $8.3 million in 2020 compared to a use of $33.9 million for the same period in 2019.

Working capital requirements were higher in the first half of 2020 compared to 2019 primarily due to the changes noted above. The higher accounts receivables cash usage in 2020 was primarily due to higher sales volume within the consumer product end markets to support increased demand for cleaning, disinfection and personal wssh products as a result of COVID-19. The current year’s increase in inventories cash usage versus 2019 reflects a build-up of raw material inventories in 2020 versus a reduction of raw material inventories in 2019.  Most of the 2020 raw material inventory build was undertaken to support the higher finished goods demand within the consumer product end markets and to provide Polymer-related safety stock in advance of the Illinois River lock closures.  It is management’s opinion that the Company’s liquidity is sufficient to provide for potential increases in working capital requirements during 2020.

Investing Activity

Cash used for investing activities increased by $11.3 million year-over-year. In the first quarter of 2020, the Company acquired certain assets of Logos Technologies LLC's NatSurFact® rhamnolipid-based line of bio-surfactants for $2.0 million. Cash used for capital expenditures was $54.7 million in the first half of 2020 versus $45.1 million in the comparable prior year period.

For 2020, the Company estimates that total capital expenditures will range from $100 million to $120 million, inclusive of infrastructure and optimization spending in the United States, Germany and Mexico.

Financing Activity

Cash used for financing activities was $40.4 million in 2020 versus $61.4 million in 2019.  Most of this decrease is attributable to the non-recurrence of the voluntary repayment of outstanding principal balance of the Company’s 5.88 percent Senior Notes in the second quarter of 2019.

The Company purchases shares of its common stock in the open market or from its benefit plans from time to time to fund its own benefit plans and to mitigate the dilutive effect of new shares issued under its benefit plans. The Company may, from time to time, seek to retire or purchase additional amounts of its outstanding equity and/or debt securities through cash purchases and/or exchanges for other securities, in open market purchases, privately negotiated transactions or otherwise, including pursuant to plans meeting the requirements of Rule 10b5-1 promulgated by the SEC. Such repurchases or exchanges, if any, will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.  In the six months ended June 30, 2020, the Company purchased 160,780 shares of its common stock on the open market at a total cost of $13.8 million. As of June 30, 2020, there were 189,050 shares remaining under the current share repurchase authorization.

Debt and Credit Facilities

Consolidated balance sheet debt decreased to $207.9 million as of June 30, 2020 from $222.1 million at December 31, 2019.  Net debt (which is defined as total debt minus cash – see the Reconciliation of Non-GAAP Net Debt section of this MD&A) increased by $28.3 million in the first half of 2020, from a negative $93.3 million to a negative $65.0 million.  This net debt change was due to cash and debt reductions of $42.5 million and $14.2 million, respectively. The lower cash was partially due to higher working capital requirements in the first half of 2020.

As of June 30, 2020, the ratio of total debt to total debt plus shareholders’ equity was 18.8 percent compared to 19.9 percent at December 31, 2019.  As of June 30, 2020, the ratio of net debt to net debt plus shareholders’ equity was negative 7.8 percent versus negative 11.7 percent as of December 31, 2019.  See the “Reconciliation of Non-GAAP Net Debt” section in this MD&A.  At June 30, 2020, the Company’s debt included $207.9 million of unsecured private placement loans with maturities ranging from 2020 through 2027, which were issued to insurance companies pursuant to note purchase agreements (the Note Purchase Agreements).  These notes are the Company’s primary source of long-term debt financing and are supplemented by bank credit facilities to meet short and medium-term needs.

On January 30, 2018, the Company entered a five-year committed $350 million multi-currency revolving credit facility with a syndicate of banks that matures on January 30, 2023. This credit agreement allows the Company to make unsecured borrowings, as requested from time to time, to finance working capital needs, permitted acquisitions, capital expenditures and for general corporate purposes. This unsecured facility is the Company’s primary source of short-term borrowings. As of June 30, 2020, the Company had outstanding letters of credit totaling $5.5 million under the revolving credit agreement and no borrowings, with $344.5 million remaining available.

The Company anticipates that cash from operations, committed credit facilities and cash on hand will be sufficient to fund anticipated capital expenditures, working capital, dividends and other planned financial commitments for the foreseeable future.

Certain foreign subsidiaries of the Company maintain short-term bank lines of credit in their respective local currencies to meet working capital requirements as well as to fund capital expenditure programs and acquisitions. At June 30, 2020, the Company’s foreign subsidiaries had no outstanding debt.

The Company has material debt agreements that require the maintenance of minimum interest coverage and minimum net worth. These agreements also limit the incurrence of additional debt as well as the payment of dividends and repurchase of treasury shares. As of June 30, 2020, testing for these agreements was based on the Company’s consolidated financial statements. Under the most restrictive of these debt covenants:

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

The Company believes it was in compliance with all of its loan agreements as of June 30, 2020.

ENVIRONMENTAL AND LEGAL MATTERS

The Company’s operations are subject to extensive federal, state and local environmental laws and regulations and similar laws in the other countries in which the Company does business. Although the Company's environmental policies and practices are designed to ensure compliance with these laws and regulations, future developments and increasingly stringent environmental regulation may require the Company to make additional unforeseen environmental expenditures. The Company will continue to invest in the equipment and facilities necessary to comply with existing and future regulations.  During the first six months of 2020 and 2019, the Company’s expenditures for capital projects related to the environment were $2.1 million and $0.7 million, respectively. These projects are capitalized and depreciated over their estimated useful lives, which are typically 10 years.  Recurring costs associated with the operation and maintenance of facilities for waste treatment and disposal and managing environmental compliance in ongoing operations at the Company’s manufacturing locations were $17.6 million and $15.2 million for the six months ended June 30, 2020 and 2019, respectively.

Over the years, the Company has received requests for information related to or has been named by the government as a PRP at a number of waste disposal sites where cleanup costs have been or may be incurred under CERCLA and similar state or foreign statutes. In addition, damages are being claimed against the Company in general liability actions for alleged personal injury or property damage in the case of some disposal and plant sites. The Company believes that it has made adequate provisions for the costs it is likely to incur with respect to the sites. It is the Company’s accounting policy to record liabilities when environmental assessments and/or remedial efforts are probable and the cost or range of possible costs can be reasonably estimated. When no amount within the range is a better estimate than any other amount, the minimum is accrued. Estimating the possible costs of remediation required making assumptions related to the nature and extent of contamination and the methods and resulting costs of remediation.  Some of the factors on which the Company bases its estimates include information provided by decisions rendered by State and Federal environmental regulatory agencies, information provided by feasibility studies, and remedial action plans developed. After partial remediation payments at certain sites, the Company has estimated a range of possible environmental and legal losses of $22.7 million to $41.7 million at June 30, 2020, compared to $25.9 million to $43.7 million at December 31, 2019. Within the range of possible environmental losses, management currently concluded that no single amount is more likely to occur than any other amounts in the range and, thus, has accrued at the lower end of the range; that accrual totaled $22.7 million at June 30, 2020 and $25.9 million at December 31, 2019.  Because the liabilities accrued are estimates, actual amounts could differ materially from the amounts reported. Cash expenditures related to legal and environmental matters were $3.1 million for the six months ended June 30, 2020, compared to $2.5 million for the same period in 2019.

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

OUTLOOK

Management believes 2020 will be a challenging year as a result of the global pandemic but believes the Company is better positioned to perform than many others. Management believes the Company’s Surfactant segment should benefit from higher demand in the consumer product end market, driven by increased demand for cleaning, disinfection and personal wash products. With lower oil prices management believes demand for surfactants in the oilfield market will remain down for the balance of 2020. Management believes its Polymer segment will be challenged for the remainder of the year as construction projects are deferred or canceled as a result of COVID-19.  Management continues to anticipate higher North American costs due to the Illinois River lock closures occurring during the second half of 2020. Management believes the long-term prospects for the Polymer segment remain attractive because of ongoing energy conservation efforts and more stringent building codes. Management believes full year Specialty Products results will approximate 2019 results.

CRITICAL ACCOUNTING POLICIES

There have been no changes to the critical accounting policies disclosed in the Company’s 2019 Annual Report on Form 10-K.

RECONCILIATION OF NON-GAAP ADJUSTED NET INCOME AND EARNINGS PER SHARE

	Three Months Ended June 30
(In millions, except per share amounts)	2020		2019
	Net Income	Diluted EPS	Net Income	Diluted EPS
Net Income Attributable to the Company as Reported	$35.7	$1.54	$30.2	$1.30

Deferred Compensation Expense (including related investment activity)	2.5	0.10	1.6	0.07
Business Restructuring Expense	0.2	0.01	0.5	0.02
Cash-settled SARs Expense	0.7	0.03	0.3	0.01
Environmental Remediation Expense	—	—	2.9	0.12
Early Debt Repayment Expense	—	—	1.2	0.05
Cumulative Tax Effect on Above Adjustment Items	(0.8)	(0.03)	(1.6)	(0.07)
Adjusted Net Income	$38.3	$1.65	$35.1	$1.50
	Six Months Ended June 30
(In millions, except per share amounts)	2020		2019
	Net Income	Diluted EPS	Net Income	Diluted EPS
Net Income Attributable to the Company as Reported	$63.3	$2.72	$55.2	$2.37

Deferred Compensation (Income) Expense (including related investment activity)	(1.2)	(0.05)	6.7	0.29
Business Restructuring Expense	0.6	0.03	1.2	0.05
Cash-settled SARs (Income) Expense	(0.4)	(0.02)	1.9	0.08
Environmental Remediation Expense	—	—	2.9	0.12
Early Debt Repayment Expense	—	—	1.3	0.06
Cumulative Tax Effect on Above Adjustment Items	0.2	0.01	(3.4)	(0.15)
Adjusted Net Income	$62.5	$2.69	$65.8	$2.82
The Company believes that certain non-GAAP measures, when presented in conjunction with comparable GAAP measures, are useful for evaluating the Company’s operating performance and provide better clarity on the impact of non-operational items. Internally, the Company uses this non-GAAP information as an indicator of business performance and evaluates management’s effectiveness with specific reference to these indicators. These measures should be considered in addition to, not a substitute for or superior to, measures of financial performance prepared in accordance with GAAP. The Company’s definitions of these adjusted measures may differ from similarly titled measures used by other entities. The cumulative tax effect was calculated using the statutory tax rates for the jurisdictions in which the noted transactions occurred.

RECONCILIATION OF NON-GAAP NET DEBT

The Company uses the non-GAAP net debt metric to gain a more complete picture of the Company’s overall liquidity, financial flexibility and leverage level. This adjusted measure should be considered supplemental to and not a substitute for financial information prepared in accordance with GAAP. The Company's definition of this adjusted measure may differ from similarly titled measures used by other entities.  The Company had negative net debt on June 30, 2020 as cash balances of $272.9 million exceeded total debt of $207.9 million.

(In millions)	June 30, 2020	December 31, 2019
Current Maturities of Long-Term Debt as Reported	$23.6	$23.6
Long-Term Debt as Reported	184.3	198.5
Total Debt as Reported	207.9	222.1
Less Cash and Cash Equivalents as Reported	(272.9)	(315.4)
Net Debt	$(65.0)	$(93.3)
Equity	$897.4	$891.8
Net Debt plus Equity	$832.4	$798.5
Net Debt/Net Debt plus Equity	-8%	-12%

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the market risks described in the Company’s 2019 Annual Report on Form 10-K.

Item 4 – Controls and Procedures

a.	Evaluation of Disclosure Controls and Procedures

We have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2020. Based on this evaluation of our disclosure controls and procedures, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2020, such that the information required to be disclosed in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

b.	Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Below is a summary by month of share purchases by the Company during the second quarter of 2020:

Month	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)		Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 2020	82	(2)	$98.89	—		260,605
May 2020	45,162	(3)	$88.69	45,108	(5)	215,497
June 2020	26,495	(4)	$94.88	26,447	(5)	189,050

Total	71,739		$90.99	71,555		189,050

(1)	On February 19, 2013, the Company’s Board of Directors authorized the Company to repurchase up to 1,000,000 shares of its outstanding common stock.
(2)	Consists of 82 shares of Company common stock tendered by employees to settle statutory withholding taxes related to the exercise of SARs.
(3)	Includes 54 shares of Company common stock tendered by employees to settle statutory withholding taxes related to the exercise of SARs.
(4)	Includes 48 shares of Company common stock tendered by employees to settle statutory withholding taxes related to the exercise of SARs.
(5)	Consists of shares of Company common stock purchased on the open market.

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

Date:  July 30, 2020

/s/ Luis E. Rojo
Luis E. Rojo
Vice President and Chief Financial Officer