Form 10-Q
period 2020-09-30
STEPAN CO
filed 2020-10-29
CIK 94049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes   ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 23, 2020
Common Stock, $1 par value	22,461,438 Shares

Part I FINANCIAL INFORMATION

Item 1 - Financial Statements

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Unaudited

(In thousands, except per share amounts)	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
Net Sales	$464,480	$451,582	$1,375,016	$1,413,755
Cost of Sales	367,423	374,180	1,100,195	1,158,785
Gross Profit	97,057	77,402	274,821	254,970
Operating Expenses:
Selling	13,266	14,186	39,719	42,295
Administrative	21,354	19,708	60,957	60,558
Research, development and technical services	14,303	13,473	41,661	40,228
Deferred compensation expense	5,613	1,610	4,754	11,478
	54,536	48,977	147,091	154,559
Business restructuring expenses (Note 16)	(126)	(459)	(708)	(1,642)
Operating Income	42,395	27,966	127,022	98,769
Other Income (Expense):
Interest, net	(1,626)	(1,402)	(4,115)	(5,021)
Other, net (Note 15)	2,629	885	3,804	4,265
	1,003	(517)	(311)	(756)

Income Before Provision for Income Taxes	43,398	27,449	126,711	98,013
Provision for Income Taxes	10,056	1,569	29,987	16,945
Net Income	33,342	25,880	96,724	81,068
Net (Income) Loss Attributable to Noncontrolling Interests (Note 2)	(174)	9	(304)	23
Net Income Attributable to Stepan Company	$33,168	$25,889	$96,420	$81,091

Net Income Per Common Share Attributable to Stepan Company (Note 10):
Basic	$1.45	$1.12	$4.20	$3.52
Diluted	$1.43	$1.11	$4.15	$3.48

Shares Used to Compute Net Income Per Common Share Attributable to Stepan Company (Note 10):
Basic	22,907	23,025	22,951	23,070
Diluted	23,237	23,300	23,236	23,320

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited

(In thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
Net income	$33,342	$25,880	$96,724	$81,068
Other comprehensive income:
Foreign currency translation adjustments (1) (Note 11)	8,631	(19,287)	(29,025)	(11,290)
Defined benefit pension adjustments, net of tax (Note 11)	839	473	2,455	1,558
Derivative instrument activity, net of tax (Note 11)	(3)	(2)	(7)	(6)
Total other comprehensive income	9,467	(18,816)	(26,577)	(9,738)
Comprehensive income	42,809	7,064	70,147	71,330
Comprehensive income attributable to noncontrolling interests (Note 2)	(211)	41	(330)	62
Comprehensive income attributable to Stepan Company	$42,598	$7,105	$69,817	$71,392

 (1)Includes foreign currency translation adjustments related to noncontrolling interest.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(Dollars in thousands)	September 30, 2020	December 31, 2019
Assets
Current Assets:
Cash and cash equivalents	$310,392	$315,383
Receivables, net	295,616	276,841
Inventories (Note 6)	202,315	203,647
Other current assets	24,713	22,918
Total current assets	833,036	818,789
Property, Plant and Equipment:
Cost	1,825,681	1,762,135
Less: Accumulated depreciation	(1,173,995)	(1,122,818)
Property, plant and equipment, net	651,686	639,317
Goodwill, net	27,152	26,086
Other intangible assets, net	22,959	15,352
Long-term investments (Note 3)	28,285	28,227
Operating lease assets	39,408	38,386
Other non-current assets	15,125	13,210
Total assets	$1,617,651	$1,579,367
Liabilities and Equity
Current Liabilities:
Current maturities of long-term debt (Note 14)	$37,857	$23,571
Accounts payable	207,553	194,276
Accrued liabilities	115,756	121,267
Total current liabilities	361,166	339,114
Deferred income taxes	23,994	23,391
Long-term debt, less current maturities (Note 14)	170,063	198,532
Non-current operating lease liabilities	29,490	29,654
Other non-current liabilities	93,702	96,180
Commitments and Contingencies (Note 8)
Equity:
Common stock, $1 par value; authorized 60,000,000 shares; Issued 26,615,132 shares in 2020 and 26,493,335 shares in 2019	26,615	26,493
Additional paid-in capital	203,963	193,135
Accumulated other comprehensive loss (Note 11)	(162,773)	(136,170)
Retained earnings	1,000,337	922,464
Less: Common treasury stock, at cost, 4,153,694 shares in 2020 and 3,979,735 shares in 2019	(129,949)	(114,139)
Total Stepan Company stockholders’ equity	938,193	891,783
Noncontrolling interests (Note 2)	1,043	713
Total equity	939,236	892,496
Total liabilities and equity	$1,617,651	$1,579,367

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(In thousands)	Nine Months Ended September 30
	2020	2019
Cash Flows From Operating Activities
Net income	$96,724	$81,068
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	60,859	58,545
Deferred compensation	4,754	11,478
Realized and unrealized gains on long-term investments	(2,169)	(2,806)
Stock-based compensation	7,414	7,045
Deferred income taxes	257	(2,291)
Other non-cash items	860	2,192
Changes in assets and liabilities:
Receivables, net	(28,405)	(8,959)
Inventories	(2,574)	25,879
Other current assets	(4,215)	(3,750)
Accounts payable and accrued liabilities	12,041	(35,330)
Pension liabilities	(418)	(979)
Environmental and legal liabilities	(3,388)	800
Deferred revenues	(62)	(243)
Net Cash Provided By Operating Activities	141,678	132,649
Cash Flows From Investing Activities
Expenditures for property, plant and equipment	(84,903)	(70,829)
Asset acquistion (Note 17)	(2,040)	—
Business acquisition, net of cash acquired (Note 17)	(13,519)	—
Other, net	2,332	2,332
Net Cash Used In Investing Activities	(98,130)	(68,497)
Cash Flows From Financing Activities
Revolving debt and bank overdrafts, net	—	(6,929)
Other debt repayments	(14,286)	(37,143)
Dividends paid	(18,547)	(16,911)
Company stock repurchased	(13,753)	(13,184)
Stock option exercises	2,835	2,830
Other, net	(889)	(3,101)
Net Cash Used In Financing Activities	(44,640)	(74,438)
Effect of Exchange Rate Changes on Cash	(3,899)	(3,913)
Net Decrease in Cash and Cash Equivalents	(4,991)	(14,199)
Cash and Cash Equivalents at Beginning of Period	315,383	300,194
Cash and Cash Equivalents at End of Period	$310,392	$285,995
Supplemental Cash Flow Information
Cash payments of income taxes, net of refunds/payments	$27,420	$21,698
Cash payments of interest	$6,916	$9,311

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

STEPAN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

Unaudited

1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements included herein have been prepared by Stepan Company (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate and make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company’s financial position as of September 30, 2020, and its results of operations for the three and nine months ended September 30, 2020 and 2019, and cash flows for the nine months ended September 30, 2020 and 2019, have been included. These financial statements and related footnotes should be read in conjunction with the financial statements and related footnotes included in the Company’s 2019 Annual Report on Form 10-K.

2.	RECONCILIATIONS OF EQUITY

Below are reconciliations of total equity, Company equity and equity attributable to noncontrolling interests for the three and nine months ended September 30, 2020 and 2019:

(In thousands, except share and per share amounts)	Total	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest (1)
Balance at June 30, 2020	898,261	26,552	198,947	(129,212)	(172,203)	973,345	832

Issuance of 40,435 shares of common stock under stock option plan	2,443	40	2,403	—	—	—	—

Stock-based and deferred compensation	1,899	23	2,613	(737)	—	—	—

Net income	33,342	—	—	—	—	33,168	174

Other comprehensive income	9,467	—	—	—	9,430	—	37

Cash dividends paid:
Common stock ($0.28 per share)	(6,176)	—	—	—	—	(6,176)	—
Balance at September 30, 2020	$939,236	$26,615	$203,963	$(129,949)	$(162,773)	$1,000,337	$1,043

(In thousands, except share and per share amounts)	Total	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest (1)
Balance at December 31, 2019	$892,496	$26,493	$193,135	$(114,139)	$(136,170)	$922,464	$713

Issuance of 47,115 shares of common stock under stock option plan	2,835	47	2,788	—	—	—	—

Purchase of 160,780 shares of common stock on the open market	(13,753)	—	—	(13,753)	—	—	—

Stock-based and deferred compensation	6,058	75	8,040	(2,057)	—	—	—

Net income	96,724	—	—	—	—	96,420	304

Other comprehensive income	(26,577)	—	—	—	(26,603)	—	26

Cash dividends paid:
Common stock ($0.84 per share)	(18,547)	—	—	—	—	(18,547)	—
Balance at September 30, 2020	$939,236	$26,615	$203,963	$(129,949)	$(162,773)	$1,000,337	$1,043

(In thousands, except share and per share amounts)	Total	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest (1)
Balance at June 30, 2019	858,397	26,453	188,781	(106,202)	(137,723)	886,349	739

Issuance of 13,256 shares of common stock under stock option plan	667	13	654	—	—	—	—

Purchase of 73,821 shares of common stock on the open market	(7,003)	—	—	(7,003)	—	—	—

Stock-based and deferred compensation	1,408	15	1,969	(576)	—	—	—

Net income	25,880	—	—	—	—	25,889	(9)

Other comprehensive income	(18,816)	—	—	—	(18,784)	—	(32)

Cash dividends paid:
Common stock ($0.25 per share)	(5,626)	—	—	—	—	(5,626)	—
Balance at September 30, 2019	$854,907	$26,481	$191,404	$(113,781)	$(156,507)	$906,612	$698

(In thousands, except share and per share amounts)	Total	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest (1)
Balance, December 31, 2018	$808,185	$26,309	$182,881	$(97,389)	$(141,483)	$837,107	$760

Issuance of 56,385 shares of common stock under stock option plan	2,830	56	2,774	—	—	—	—

Purchase of 144,457 shares of common stock on the open market	(13,184)	—	—	(13,184)	—	—	—

Stock-based and deferred compensation	2,657	116	5,749	(3,208)	—	—	—

Net income	81,068	—	—	—	—	81,091	(23)

Other comprehensive income	(9,738)	—	—	—	(9,699)	—	(39)

Cash dividends paid:
Common stock ($0.75 per share)	(16,911)	—	—	—	—	(16,911)	—

Other (2)	—	—	—	—	(5,325)	5,325	—
Balance at September 30, 2019	$854,907	$26,481	$191,404	$(113,781)	$(156,507)	$906,612	$698
(1)	Reflects the noncontrolling interest in the Company’s China joint venture.
(2)

Reflects beginning retained earnings adjustment as a result of the Company’s first quarter 2019 adoption of ASU No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.

3.	FAIR VALUE MEASUREMENTS

The following were the financial instruments held by the Company at September 30, 2020, and December 31, 2019, and the methods and assumptions used to estimate the instruments’ fair values:

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

At September 30, 2020, and December 31, 2019, the fair values and related carrying values of debt, including current maturities, were as follows (the fair value and carrying value amounts are presented without regard to unamortized debt issuance costs of $651,000 and $754,000 as of September 30, 2020 and December 31, 2019, respectively):

(In thousands)	September 30, 2020	December 31, 2019
Fair value	$218,764	$226,712
Carrying value	208,571	222,857

The following tables present financial assets and liabilities, excluding cash and cash equivalents, measured on a recurring basis at fair value as of September 30, 2020, and December 31, 2019, and the level within the fair value hierarchy in which the fair value measurements fall:

(In thousands)	September 2020	Level 1	Level 2	Level 3
Mutual fund assets	$28,285	$28,285	$—	$—
Derivative assets:
Foreign currency contracts	28	—	28	—
Total assets at fair value	$28,313	$28,285	$28	$—
Derivative liabilities:
Foreign currency contracts	$924	$—	$924	$—

(In thousands)	December 2019	Level 1	Level 2	Level 3
Mutual fund assets	$28,227	$28,227	$—	$—
Derivative assets:
Foreign currency contracts	981	—	981	—
Total assets at fair value	$29,208	$28,227	$981	$—
Derivative liabilities:
Foreign currency contracts	$429	$—	$429	$—

4.	DERIVATIVE INSTRUMENTS

The Company is exposed to certain risks relating to its ongoing business operations. The primary risk managed by the use of derivative instruments is foreign currency exchange risk.  The Company holds forward foreign currency exchange contracts that are not designated as any type of accounting hedge as defined by GAAP. The Company uses these contracts to manage its exposure to exchange rate fluctuations on certain Company subsidiary cash, accounts receivable, accounts payable and other obligation balances that are denominated in currencies other than the entities’ functional currencies. The forward foreign exchange contracts are recognized on the balance sheet as either an asset or a liability measured at fair value. Gains and losses arising from recording the foreign exchange contracts at fair value are reported in earnings as offsets to the losses and gains reported in earnings arising from the re-measurement of the asset and liability balances into the applicable functional currencies. At September 30, 2020, and December 31, 2019, the Company had open forward foreign currency exchange contracts, all with durations of one to three months, to buy or sell foreign currencies with U.S. dollar equivalent amounts of $46,721,506 and $48,540,368, respectively.

The fair values of the derivative instruments held by the Company on September 30, 2020, and December 31, 2019, are disclosed in Note 3. Derivative instrument gains and losses for the three- and nine-month periods ended September 30, 2020 and 2019, were immaterial. For amounts reclassified out of accumulated other comprehensive income (loss) (AOCI) into earnings for the three- and nine-month periods ended September 30, 2020 and 2019, see Note 11.

5.	STOCK-BASED COMPENSATION

On September 30, 2020, the Company had stock options, stock awards and stock appreciation rights (SARs) outstanding under its 2011 Incentive Compensation Plan. SARs granted prior to 2015 are cash-settled, and SARs granted in 2015 and later are stock-settled. Stock options and SARs granted prior to 2017 generally cliff vested after two years. Starting in 2017, stock options and SARs have a three-year graded vesting feature, with one-third of the awards vesting each year. The Company has elected the straight-line method of expense attribution for the stock options and SARs with the graded vesting feature.

Compensation expense recorded for all stock options, stock awards and SARs was as follows:

(In thousands)
Three Months Ended September 30		Nine Months Ended September 30
2020	2019	2020	2019
$3,223	$2,273	$7,414	$7,045

The increase in stock-based compensation expense for the third quarter of 2020 compared to the third quarter of 2019 was primarily attributable to cash-settled SARs. The increase in cash-settled SARs compensation expense reflects a larger increase in the market value of Company stock during the third quarter of 2020 versus the increase in the market value of Company stock during the third quarter of 2019.

Unrecognized compensation costs for stock options, stock awards and SARs were as follows:

(In thousands)	September 30, 2020	December 31, 2019
Stock options	$2,441	$1,850
Stock awards	5,518	3,618
SARs	5,314	4,058

The increases in unrecognized compensation costs for stock options, stock awards and SARs reflected the 2020 grants of:

Shares
Stock options	81,734
Stock awards (at target)	43,518
SARs	175,760

The unrecognized compensation costs at September 30, 2020, are expected to be recognized over a weighted-average period of 1.8 years for stock options and SARs and 1.9 years for stock awards.

6.	INVENTORIES

The composition of inventories at September 30, 2020, and December 31, 2019, was as follows:

(In thousands)	September 30, 2020	December 31, 2019
Finished goods	$143,964	$139,785
Raw materials	58,351	63,862
Total inventories	$202,315	$203,647

7.	LEASES

The Company’s operating leases are primarily comprised of railcars, real estate, storage tanks, autos, trailers and manufacturing/office equipment. Railcars and real estate comprise approximately 43 percent and 34 percent, respectively, of the Company’s consolidated ROU asset balance. Except for real estate, typical lease terms range from one to ten years. Real estate lease terms typically range from one to fifty years. The Company’s two principal real estate leases relate to land leases in the Philippines and Singapore.

As most of the Company’s leases do not provide an implicit borrowing rate, the Company uses its incremental borrowing rate (IBR) based on the information available at the commencement date in determining the present value of lease payments. IBRs were specifically determined for the United States, the Philippines, Singapore, Brazil and China, typically for five-year increments. The U.S. IBR was used for all other countries as the leases in these countries are not material. The total value of leases of property in the five countries identified above represents approximately 97 percent of the Company’s consolidated ROU asset balance.

(In thousands)	Three months ended September 30, 2020	Nine months ended September 30, 2020
Lease Cost
Operating lease cost	$3,101	$8,583
Short-term lease cost	1,105	3,488
Variable lease cost	203	802
Total lease cost	$4,409	$12,873
Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$3,124	$8,658
Right-of-use assets obtained in exchange for new operating lease liabilities	3,666	5,160

(In thousands)
Undiscounted Cash Flows:
2020 (excluding the nine months ended September 30, 2020)	$3,072
2021	10,666
2022	8,641
2023	6,091
2024	3,602
Subsequent to 2024	17,117
Total Undiscounted Cash Flows	$49,189
Less: Imputed interest	(9,761)
Present value	$39,428
Current operating lease liabilities (1)	9,938
Non-current operating lease liabilities	29,490
Total lease liabilities	$39,428

(1)	This item is included in Accrued liabilities line on the Company’s Condensed Consolidated Balance Sheet.

Weighted-average remaining lease term-operating leases	8 Years
Weighted-average discount rate-operating leases	4.0%

8.	CONTINGENCIES

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

In determining the appropriate level of environmental reserves, the Company considers several factors such as information obtained from investigatory studies; changes in the scope of remediation; the interpretation, application and enforcement of laws and regulations; changes in the costs of remediation programs; the development of alternative cleanup technologies and methods; and the relative level of the Company’s involvement at various sites for which the Company is allegedly associated. The level of annual expenditures for remedial, monitoring and investigatory activities will change in the future as major components of planned remediation activities are completed and the scope, timing and costs of existing activities are changed. As of September 30, 2020, the Company estimated a range of possible environmental and legal losses of $22,448,000 to $41,146,000. Within the range of possible environmental and legal losses, management has currently concluded that no single amount is more likely to occur than any other amounts in the range and, thus, has accrued at the lower end of the range. These accruals totaled $22,448,000 at September 30, 2020 and $25,905,000 at December 31, 2019. Although the Company believes that its reserves are adequate for environmental contingencies, it is possible due to the uncertainties noted above, that additional reserves could be required in the future. Cash expenditures related to legal and environmental matters approximated $3,781,000  and $2,826,000 for the nine-month periods ended September 30, 2020 and 2019, respectively.

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

Following are summaries of the Company’s major contingencies at September 30, 2020:

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

Wilmington Site

The Company is currently contractually obligated to contribute to the environmental response costs associated with the Company’s formerly-owned site in Wilmington, Massachusetts (the Wilmington site). Remediation at this site is being managed by its current owner to whom the Company sold the property in 1980. Under the Company’s October 1, 1993, agreement with the current owner of the Wilmington site, once total site remediation costs exceed certain levels, the Company is obligated to contribute up to five percent of future response costs associated with this site with no limitation on the ultimate amount of contributions. The Company has paid the current owner $2,965,000 for the Company’s portion of environmental response costs at the Wilmington site through September 30, 2020. The Company has recorded a liability for its portion of the estimated remediation costs for the site. Depending on the ultimate cost of the remediation at this site, the amount for which the Company is liable could differ materially from the current estimates.

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

Components of Net Periodic Benefit Cost

	UNITED STATES
(In thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
Interest cost	$1,409	$1,640	$4,251	$4,962
Expected return on plan assets	(2,435)	(2,365)	(7,309)	(7,087)
Amortization of net actuarial loss	1,092	563	3,196	1,867
Net periodic benefit cost (income)	$66	$(162)	$138	$(258)

	UNITED KINGDOM
(In thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
Interest cost	$111	$134	$327	$416
Expected return on plan assets	(137)	(190)	(404)	(589)
Amortization of net actuarial loss	20	59	58	184
Net periodic benefit cost (income)	$(6)	$3	$(19)	$11

Employer Contributions

U.S. Plans

As a result of pension funding relief provisions included in the Highway and Transportation Funding Act of 2014, the Company is not required to make contributions to its funded U.S. qualified defined benefit plans. Approximately $299,000 is expected to be paid related to the unfunded non-qualified plans in 2020. Of such amount, $247,000 had been paid related to the non-qualified plans as of September 30, 2020.

U.K. Plan

The Company’s U.K. subsidiary expects to contribute approximately $495,000 to its defined benefit pension plan in 2020. Of such amount, $434,000 had been contributed to the plan as of September 30, 2020.

Defined Contribution Plans

The Company sponsors retirement savings defined contribution plans that cover eligible U.S. and U.K. employees. The Company’s U.S. retirement plans include two qualified plans, one of which is a 401(k) plan and one of which is an employee stock ownership plan, and one non-qualified supplemental executive plan. In the nine months ended September 30, 2020 and 2019, the Company made profit sharing contributions into the qualified retirement plans for U.S. employees and for certain non-U.S. employees. Profit sharing contributions were determined using a formula applied to Company earnings.  In 2019 and 2020, profit sharing contributions for U.S. employees were made to the employee stock ownership plan. Profit sharing contributions are allocated to participant accounts based on participant base earnings.

Defined contribution plan expenses for the Company’s qualified contribution plans were as follows:

(In thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
Retirement savings contributions	$1,813	$1,777	$5,521	$5,401
Profit sharing contributions plan	1,633	567	4,090	2,413
Total	$3,446	$2,344	$9,611	$7,814

The Company has a rabbi trust to fund the obligations of its non-qualified supplemental executive defined contribution plans (supplemental plans). The trust comprises various mutual fund investments selected by the participants of the supplemental plans. In accordance with the accounting guidance for rabbi trust arrangements, the assets of the trust and the obligations of the supplemental plans are reported on the Company’s consolidated balance sheets. The Company elected the fair value option for the mutual fund investment assets so that offsetting changes in the mutual fund values and defined contribution plan obligations would be recorded in earnings in the same period. Therefore, the mutual funds are reported at fair value with any subsequent changes in fair value recorded in the consolidated statements of income. The liabilities related to the supplemental plans increase (i.e., supplemental plan expense is recognized) when the value of the trust assets appreciates and decrease when the value of the trust assets declines (i.e., supplemental plan income is recognized). At September 30, 2020, the balance of the trust assets was $1,604,000, which equaled the balance of the supplemental plan liabilities (see the long-term investments section in Note 3 for further information regarding the Company’s mutual fund assets).

10.	EARNINGS PER SHARE

Below are the computations of basic and diluted earnings per share for the three and nine months ended September 30, 2020 and 2019:

(In thousands, except per share amounts)	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
Computation of Basic Earnings per Share
Net income attributable to Stepan Company	$33,168	$25,889	$96,420	$81,091
Weighted-average number of common shares outstanding	22,907	23,025	22,951	23,070
Basic earnings per share	$1.45	$1.12	$4.20	$3.52

Computation of Diluted Earnings per Share
Net income attributable to Stepan Company	$33,168	$25,889	$96,420	$81,091
Weighted-average number of shares outstanding	22,907	23,025	22,951	23,070
Add weighted-average net shares from assumed exercise of options (under treasury stock method) (1)	119	102	107	95
Add weighted-average net shares related to unvested stock awards (under treasury stock method)	1	1	1	2
Add weighted-average net shares from assumed exercise of SARs (under treasury stock method) (1)	164	135	139	120
Add weighted-average contingently issuable net shares related to performance stock awards (under treasury stock method)	46	37	38	33
Weighted-average shares applicable to diluted earnings	23,237	23,300	23,236	23,320
Diluted earnings per share	$1.43	$1.11	$4.15	$3.48

(1) Options/SARs to acquire 169,912 shares of Company common stock were excluded from the computations of diluted earnings per share for the nine months ended September 30, 2020. Options/SARs to acquire 142,833 shares of Company common stock were excluded from the computations of diluted earnings per share for the nine months ended September 30, 2019. Inclusion of the instruments would have had antidilutive effects on the computations of the earnings per share.

11.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Below is the change in the Company’s AOCI balance by component (net of income taxes) for the three and nine months ended September 30, 2020 and 2019:

(In thousands)	Foreign Currency Translation Adjustments	Defined Benefit Pension Plan Adjustments	Cash Flow Hedge Adjustments	Total
Balance at June 30, 2019	$(100,477)	$(37,323)	$77	$(137,723)
Other comprehensive income before reclassifications	(19,255)	—	—	(19,255)
Amounts reclassified from AOCI	—	473	(2)	471
Net current-period other comprehensive income	(19,255)	473	(2)	(18,784)
Balance at September 30, 2019	$(119,732)	$(36,850)	$75	$(156,507)

Balance at June 30, 2020	$(141,682)	$(30,589)	$68	$(172,203)
Other comprehensive income before reclassifications	8,594	—	—	8,594
Amounts reclassified from AOCI	—	839	(3)	836
Net current-period other comprehensive income	8,594	839	(3)	9,430
Balance at September 30, 2020	$(133,088)	$(29,750)	$65	$(162,773)

Balance at December 31, 2018	$(108,481)	$(33,083)	$81	$(141,483)
Other comprehensive income before reclassifications	(11,251)	—	—	(11,251)
Amounts reclassified from AOCI	—	1,558	(6)	1,552
Remeasurement adjustment related to the Tax Act (1)	—	(5,325)	—	(5,325)
Net current-period other comprehensive income	(11,251)	(3,767)	(6)	(15,024)
Balance at September 30, 2019	$(119,732)	$(36,850)	$75	$(156,507)

Balance at December 31, 2019	$(104,037)	$(32,205)	$72	$(136,170)
Other comprehensive income before reclassifications	(29,051)	—	—	(29,051)
Amounts reclassified from AOCI	—	2,455	(7)	2,448
Net current-period other comprehensive income	(29,051)	2,455	(7)	(26,603)
Balance at September 30, 2020	$(133,088)	$(29,750)	$65	$(162,773)

(1)

Represents reclassification of the stranded tax effects resulting from the U.S. Tax Cuts and Jobs Act (Tax Act) from accumulated other comprehensive income (loss) to retained earnings in accordance with ASU 2018-02.

Information regarding the reclassifications out of AOCI for the three- and nine-month periods ended September 30, 2020 and 2019, is displayed below:

(In thousands)	Amount Reclassified from AOCI (a)
AOCI Components	Three Months Ended September 30		Nine Months Ended September 30		Affected Line Item in Consolidated Statements of Income
	2020	2019	2020	2019
Amortization of defined benefit pension actuarial losses	$(1,111)	$(622)	$(3,253)	$(2,051)	(b)
	272	149	798	493	Tax benefit
	$(839)	$(473)	$(2,455)	$(1,558)	Net of tax
Gains and losses on cash flow hedges:
Foreign exchange contracts	3	2	7	6	Cost of sales
	3	2	7	6	Total before tax
	—	—	—	—	Tax benefit
	$3	$2	$7	$6	Net of tax
Total reclassifications for the period	$(836)	$(471)	$(2,448)	$(1,552)	Net of tax

(a)	Amounts in parentheses denote expense to statement of income.
(b)	This component of accumulated other comprehensive income is included in the computation of net periodic benefit cost (see Note 9 for additional details).

12.	SEGMENT REPORTING

The Company has three reportable segments: Surfactants, Polymers and Specialty Products. Net sales by segment for the three and nine months ended September 30, 2020 and 2019, were as follows:

(In thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
Segment Net Sales
Surfactants	$333,839	$299,719	$993,245	$962,749
Polymers	116,682	135,089	335,582	395,904
Specialty Products	13,959	16,774	46,189	55,102
Total	$464,480	$451,582	$1,375,016	$1,413,755

Segment operating income and reconciliations of segment operating income to income before provision for income taxes for the three and nine months ended September 30, 2020 and 2019, are summarized below:

(In thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
Segment Operating Income
Surfactants	$41,151	$19,660	$125,810	$88,913
Polymers	22,387	23,283	45,430	58,148
Specialty Products	1,593	2,261	8,803	11,374
Segment operating income	65,131	45,204	180,043	158,435
Business restructuring	(126)	(459)	(708)	(1,642)
Unallocated corporate expenses (1)	(22,610)	(16,779)	(52,313)	(58,024)
Consolidated operating income	42,395	27,966	127,022	98,769
Interest expense, net	(1,626)	(1,402)	(4,115)	(5,021)
Other, net	2,629	885	3,804	4,265
Income before provision for income taxes	$43,398	$27,449	$126,711	$98,013

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

As of September 30, 2020, the Company had $438,000 of contract liabilities and no contract assets. A contract liability would typically arise when an advance or deposit is received from a customer before the Company recognizes revenue. In practice, this is rare as it would require a customer to make a payment prior to a performance obligation being satisfied. When such situations do arise, the Company would maintain a deferred revenue liability until the time a performance obligation has been satisfied. The Company recognized $350,000 of revenue in the nine months of 2020 from pre-existing contract liabilities at December 31, 2019.

The tables below provide a geographic disaggregation of net sales for the three and nine months ended September 30, 2020 and 2019. The Company’s business segmentation by geographic region most effectively captures the nature and economic characteristics of the Company’s revenue streams impacted by economic factors.

	For the Three Months Ended September 30, 2020
(In thousands)
	Surfactants	Polymers	Specialty Products	Total
Geographic Market
North America	$202,121	$68,635	$12,060	$282,816
Europe	56,468	38,337	1,899	96,704
Latin America	60,393	723	—	61,116
Asia	14,857	8,987	—	23,844
Total	$333,839	$116,682	$13,959	$464,480

	For the Three Months Ended September 30, 2019
(In thousands)
	Surfactants	Polymers	Specialty Products	Total
Geographic Market
North America	$178,799	$84,397	$14,035	$277,231
Europe	57,190	39,852	2,739	99,781
Latin America	51,940	792	—	52,732
Asia	11,790	10,048	—	21,838
Total	$299,719	$135,089	$16,774	$451,582

	For the Nine Months Ended September 30, 2020
(In thousands)
	Surfactants	Polymers	Specialty Products	Total
Geographic Market
North America	$617,638	$199,256	$38,883	$855,777
Europe	171,940	107,589	7,306	286,835
Latin America	163,097	1,825	—	164,922
Asia	40,570	26,912	—	67,482
Total	$993,245	$335,582	$46,189	$1,375,016

	For the Nine Months Ended September 30, 2019
(In thousands)
	Surfactants	Polymers	Specialty Products	Total
Geographic Market
North America	$584,816	$242,154	$46,127	$873,097
Europe	183,028	126,042	8,975	318,045
Latin America	156,709	2,439	—	159,148
Asia	38,196	25,269	—	63,465
Total	$962,749	$395,904	$55,102	$1,413,755

14.	DEBT

At September 30, 2020, and December 31, 2019, debt was comprised of the following:

(In thousands)	Maturity Dates	September 30, 2020	December 31, 2019
Unsecured private placement notes
3.95% (net of unamortized debt issuance cost of $284 and $316 for 2020 and 2019, respectively)	2021-2027	$99,716	$99,684
3.86% (net of unamortized debt issuance cost of $250 and $291 for 2020 and 2019, respectively)	2020-2025	71,179	85,423
4.86% (net of unamortized debt issuance cost of $117 and $147 for 2020 and 2019, respectively)	2020-2023	37,025	36,996
Total debt		$207,920	$222,103
Less current maturities		37,857	23,571
Long-term debt		$170,063	$198,532

The Company has a committed $350,000,000 multi-currency revolving credit agreement that expires on January 30, 2023. The Company maintains standby letters of credit under its workers’ compensation insurance agreements and for other purposes, as needed from time to time, which are issued under the revolving credit agreement. As of September 30, 2020, the Company had outstanding letters of credit totaling $5,280,000 and no borrowings under the revolving credit agreement. There was $344,720,000 available under the revolving credit agreement as of September 30, 2020.

The Company’s loan agreements contain provisions which, among others, require maintenance of certain financial ratios and place limitations on additional debt, investments and payment of dividends. Based on the loan agreement provisions that place limitations on dividend payments, unrestricted retained earnings (i.e., retained earnings available for dividend distribution) were $351,219,000 and $283,956,000 at September 30, 2020 and December 31, 2019, respectively.

15.	OTHER, NET

Other, net in the consolidated statements of income included the following:

(In thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
Foreign exchange gain	$476	$374	$1,467	$333
Investment income	119	106	287	309
Realized and unrealized gain (loss) on investments	2,094	(324)	2,169	2,806
Net periodic pension benefit cost	(60)	159	(119)	247
Gain on sale of asset	—	570	—	570
Other, net	$2,629	$885	$3,804	$4,265

16.	BUSINESS RESTRUCTURING

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

During the third quarter of 2018, the Company approved a plan to shut down Surfactant operations at its German plant site. As of September 30, 2020, an aggregate of $2,392,000 shut down related expense has been recognized at the site. This aggregate expense is comprised of $1,404,000 of asset and spare part write downs recognized in 2018 and $988,000 of cumulative decommissioning costs. The Company recognized $169,000 in decommissioning expenses in the third quarter of 2019 and did not incur any decommissioning expenses in the third quarter of 2020. For the first nine months of 2020 and 2019, the Company recognized $79,000 and $564,000 of decommissioning expenses, respectively.

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

In May 2016, the Company announced plans to shut down its Longford Mills, Ontario, Canada (Longford Mills) manufacturing facility, a part of the Surfactant reportable segment, by December 31, 2016. The shutdown plan was implemented to improve the Company’s asset utilization in North America and to reduce the Company’s fixed cost base. Manufacturing operations of the Longford Mills plant ceased by the end of 2016, and production of goods manufactured at the facility was transferred to other Company North American production sites. Decommissioning of the assets is expected to continue throughout 2020. As of September 30, 2020, $8,113,000 of aggregate restructuring expense has been recognized, reflecting $1,644,000 of termination benefits for approximately 30 employees and $6,469,000 for other expenses, principally site decommissioning costs. The Company recognized $126,000 and $290,000 of decommissioning expenses in the third quarter of 2020 and 2019, respectively. The Company recognized $629,000 and $811,000 of decommissioning expenses in the first nine months of 2020 and 2019, respectively.
17.	ACQUISITIONS

2020 Acquisitions

Clariant (Mexico) Acquisition

On September 17, 2020, the Company through its subsidiaries in Mexico, acquired Clariant’s (Mexico) S.A. de C.V. anionic business and select sulfonation equipment located in Santa Clara, Mexico.  The acquisition did not include the purchase of a manufacturing site.  The business acquired will be integrated into the Company’s two existing manufacturing sites in Mexico (Matamoros and Ecatepec).  The purchase price of the acquisition was $14,000,000, plus associated value-added taxes (VAT).  As of September 30, 2020, $13,519,000, inclusive of $308,000 net VAT, had been paid with cash on hand. The acquisition was accounted for as a business combination and the assets were measured and recorded at their preliminary estimated fair value.

The acquired goodwill is not tax deductible.  All assets acquired are included in the Company’s Surfactants segment.  The following table summarizes the preliminary purchase price allocation for the acquisition:

(In thousands)	September 30, 2020
Assets:
Identifiable intangible assets:
Customer lists	$4,814
Trademarks and know-how	2,802
Non-compete agreement	1,000
Goodwill	4,595
Property, plant and equipment	789
Total assets acquired	$14,000

Pro forma financial information has not been included because revenue and earnings of the Company’s consolidated entity would not have been materially different than reported had the acquisition date been January 1, 2019.

Logos Technologies Acquisition

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

In August 2018, the FASB issued ASU No. 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20). This update removes some disclosures that are no longer considered cost beneficial and adds some disclosures about defined benefit plans that have been identified as relevant. The amendments in this update are effective for fiscal years ending after December 15, 2020. The adoption of this update is not expected to have an effect on the Company’s financial position, results of operations and cash flows, but will impact the disclosures made for the Company’s defined benefit retirement plans.

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

Overview

The Company produces and sells intermediate chemicals that are used in a wide variety of applications worldwide. The overall business comprises three reportable segments:

•

Surfactants – Surfactants, which accounted for 73 percent of Company consolidated net sales for the first nine months of 2020, are principal ingredients in consumer and industrial cleaning and disinfection products such as detergents for washing clothes, dishes, carpets, floors and walls, as well as shampoos and body washes. Other applications include fabric softeners, germicidal quaternary compounds, lubricating ingredients, emulsifiers for spreading agricultural products and industrial applications such as latex systems, plastics and composites. Surfactants are manufactured at five sites in the United States, two European sites (United Kingdom and France), five Latin American sites (one site in Colombia and two sites in both Brazil and Mexico) and two Asian sites (Philippines and Singapore). Recent significant events include:

o

On January 19, 2020, the Company experienced a power disruption that impacted its Millsdale, Illinois facility.  This power outage combined with below freezing temperatures led to significant production and operational challenges that impacted both Surfactants and Polymers produced at the site.  The Millsdale facility operated on a partial basis and used existing inventories to serve its customers.  However, on February 17, 2020, power outage-related operational issues impacted the Millsdale site’s waste water treatment plant (WWTP) and forced the Company to stop production at the site.  As a result, the Company declared force majeure for the supply of phthalic anhydride (Polymers) and certain surfactant product lines.  All production lines were fully operational prior to the end of the first quarter.  These operational issues negatively impacted the Company’s earnings during the first nine months of 2020.  The Company’s insurance provider has acknowledged this incident is a covered event.  During the third quarter of 2020 the Company recognized $5.0 million partial insurance recovery related to this incident.  This insurance recovery was recognized as a reduction of expenses within cost of sales.  Surfactant and Polymer segment operating income benefited $2.2 million and $2.8 million, respectively, in the third quarter of 2020.  The Company continues to work with its insurance provider on the remainder of the claim.

o

In September 2020 the Company, through its subsidiaries in Mexico, acquired Clariant (Mexico) S.A. de C.V.’s (Clariant) anionic surfactant business located in Santa Clara, Mexico.  The acquisition did not include the purchase of a manufacturing site.  The business acquired will be integrated into the Company’s two existing manufacturing sites in Mexico (Matamoros and Ecatepec).  This acquisition supports the Company’s growth strategy in Latin America and the Company believes the acquisition will enhance its ability to support customer growth in the Mexican consumer and functional surfactant markets (see Note 17, Acquisitions, for additional details).

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

•

Polymers – Polymers, which accounted for 24 percent of consolidated net sales for the first nine months of 2020, include polyurethane polyols, polyester resins and phthalic anhydride. Polyurethane polyols are used in the manufacture of rigid foam for thermal insulation in the construction industry and are also a base raw material for coatings, adhesives, sealants and elastomers (collectively, CASE). Powdered polyester resins are used in coating applications. CASE and powdered polyester resins are collectively referred to as specialty polyols. Phthalic anhydride is used in unsaturated polyester resins, alkyd resins and plasticizers for applications in construction materials and components of automotive, boating and other consumer products. In addition, the Company uses phthalic anhydride internally in the production of polyols. In the United States, polyurethane polyols and phthalic anhydride are manufactured at the Company’s Millsdale, Illinois, site and specialty polyols are manufactured at the Company’s Columbus, Georgia, site. In Europe, polyurethane polyols are manufactured by the Company’s subsidiary in Germany, and specialty polyols are manufactured by the Company’s Poland subsidiary. In China, polyurethane polyols and specialty polyols are manufactured at the Company’s Nanjing, China, plant.  Recent significant events include:

o

The operational issues at the Company’s Millsdale, Illinois facility, described in the Surfactants significant events paragraph above, negatively impacted Polymers earnings during the first nine months of 2020.  During the third quarter of 2020, the Polymer segment recognized $2.8 million partial insurance recovery related to the Millsdale incident (see above).
•

Specialty Products – Specialty Products, which accounted for three percent of consolidated net sales for the first nine months of 2020, include flavors, emulsifiers and solubilizers used in food, flavoring, nutritional supplement and pharmaceutical applications. Specialty products are primarily manufactured at the Company’s Maywood, New Jersey, site and, in some instances, at outside contractors.  Recent significant events include:

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

2020 Acquisitions

Logos Technologies

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

Clariant (Mexico)

On September 17, 2020 the Company, through its subsidiaries in Mexico, acquired Clariant’s anionic surfactant business and select sulfonation equipment located in Santa Clara, Mexico.  The acquisition did not include the purchase of a manufacturing site.  The business acquired will be integrated into the Company’s two existing manufacturing sites in Mexico (Matamoros and Ecatepec).  The Company believes the purchase of Clariant’s surfactants business will enhance its ability to support customer growth in consumer and functional products end markets within Mexico.  The acquisition was accounted for as a business combination, and accordingly, the assets acquired were measured and recorded at their preliminary estimated fair values.  The purchase price of the acquisition was $14,000,000 plus associated value-added taxes (VAT).  As of September 30, 2020, $13,519,000, inclusive of $308,000 net VAT, had been paid with cash on hand.  All assets acquired are included in the Company’s Surfactants segment.  The assets acquired as of September 30, 2020 were intangibles, including trademarks and know-how ($2,802,000), customer lists ($4,814,000), a non-compete agreement ($1,000,000) and goodwill ($4,595,000).  See Note 17, Acquisitions, for additional details.

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

	Income (Expense)
	For the Three Months Ended September 30		Increase (Decrease)
(In millions)	2020	2019	Change
Deferred Compensation (Operating expenses)	$(5.6)	$(1.6)	$(4.0)
Realized/Unrealized Gains/(Losses) on Investments (Other, net)	2.1	(0.3)	2.4
Investment Income (Other, net)	0.1	0.1	—
Pretax Income Effect	$(3.4)	$(1.8)	$(1.6)

	Income (Expense)
	For the Nine Months Ended September 30		Increase (Decrease)
(In millions)	2020	2019	Change
Deferred Compensation (Operating expenses)	$(4.8)	$(11.5)	$6.7
Realized/Unrealized Gains on Investments (Other, net)	2.3	2.7	(0.4)
Investment Income (Other, net)	0.3	0.3	-
Pretax Income Effect	$(2.2)	$(8.5)	$6.3
(1)	See the Segment Results-Corporate Expenses sections of this MD&A for details regarding the period-over-period changes in deferred compensation expense.

Effects of Foreign Currency Translation

The Company’s foreign subsidiaries transact business and report financial results in their respective local currencies. As a result, foreign subsidiary income statements are translated into U.S. dollars at average foreign exchange rates appropriate for the reporting period. Because foreign exchange rates fluctuate against the U.S. dollar over time, foreign currency translation affects period-to-period comparisons of financial statement items (i.e., because foreign exchange rates fluctuate, similar period-to-period local currency results for a foreign subsidiary may translate into different U.S. dollar results). The following tables present the effects that foreign currency translation had on the period-over-period changes in consolidated net sales and various income statement line items for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30
				(Decrease)
(In millions)	2020	2019	Increase	Due to Foreign Translation
Net Sales	$464.5	$451.6	$12.9	$(9.7)
Gross Profit	97.1	77.4	19.7	(2.7)
Operating Income	42.4	28.0	14.4	(2.2)
Pretax Income	43.4	27.4	16.0	(2.1)

	Nine Months Ended September 30
				(Decrease)
(In millions)	2020	2019	Increase (Decrease)	Due to Foreign Translation
Net Sales	$1,375.0	$1,413.8	$(38.8)	$(38.2)
Gross Profit	274.8	255.0	19.8	(8.4)
Operating Income	127.0	98.8	28.2	(6.3)
Pretax Income	126.7	98.0	28.7	(6.2)

RESULTS OF OPERATIONS

Three Months Ended September 30, 2020 and 2019

Summary

Net income attributable to the Company for the third quarter of 2020 increased 28 percent to $33.2 million, or $1.43 per diluted share, from $25.9 million, or $1.11 per diluted share, for the third quarter of 2019. Adjusted net income increased 30 percent to $36.4 million, or $1.56 per diluted share, from $27.9 million, or $1.20 per diluted share, in 2019 (see the “Reconciliation of Non-GAAP Adjusted Net Income and Diluted Earnings per Share” section of this MD&A for reconciliations between reported net income attributable to the Company and reported earnings per diluted share and non-GAAP adjusted net income and adjusted earnings per diluted share). Below is a summary discussion of the major factors leading to the changes in net sales, expenses and income in the third quarter of 2020 compared to the third quarter of 2019. A detailed discussion of segment operating performance for the third quarter of 2020 compared to the third quarter of 2019 follows the summary.

Consolidated net sales increased $12.9 million, or three percent, between quarters. Consolidated sales volume increased five percent, which had a $20.5 million favorable impact on the change in net sales. Sales volume in the Surfactant segment increased eight percent while sales volume in the Polymer segment decreased five percent.  Specialty Products sales volume was flat between quarters.  Foreign currency translation negatively impacted the change in net sales by $9.7 million primarily due to a stronger U.S.

dollar against the Latin America currencies where the Company has foreign operations.  Higher average selling prices positively impacted the change in net sales by $2.1 million.

Operating income for the third quarter of 2020 increased $14.4 million, or 52 percent, compared to operating income for the third quarter of 2019.  Surfactant operating income increased $21.5 million, or 109 percent, versus the third quarter of 2019.  Polymer and Specialty Product operating income decreased $0.9 million and $0.7 million, respectively.  Surfactant and Polymer operating income benefited $2.2 million and $2.8 million, respectively, from partial insurance recovery related to the first quarter 2020 Millsdale, IL power outage.  Foreign currency translation had a $2.2 million unfavorable impact on segment operating income in the third quarter of 2020 versus the same period in 2019.  Deferred compensation expenses increased $4.0 million in the third quarter of 2020 versus the third quarter of 2019.  Business restructuring expenses decreased $0.3 million and corporate expenses (excluding deferred compensation and business restructuring expenses) increased $1.8 million between quarters.  Most of the corporate expense increase reflects higher incentive-based compensation expenses and higher consulting fees partially related to acquisition activities.  Operating expenses (including deferred compensation and business restructuring expenses) increased $5.2 million, or 11 percent, between quarters. Changes in the individual income statement line items that comprise the Company’s operating expenses were as follows:

•	Selling expenses declined $0.9 million, or six percent, largely due to lower travel and entertainment expenses as a result of COVID-19 travel restrictions.

•

Administrative expenses increased $1.6 million, or eight percent, primarily due to higher incentive-based compensation expenses and consulting fees.  The higher consulting fees were partially related to acquisition activities.

•	Research, development and technical service (R&D) expenses increased $0.8 million, or six percent primarily due to higher incentive-based compensation expenses.

•

Deferred compensation expense increased $4.0 million primarily due to an $11.90 per share increase in the market price of Company common stock in the third quarter of 2020 compared to a $5.15 per share increase in the third quarter of 2019.  See the Overview and Segment Results-Corporate Expenses sections of this MD&A for further details.

•

Business restructuring charges totaled $0.1 million in the third quarter of 2020 versus $0.5 million in 2019. The 2020 restructuring charges reflect ongoing decommissioning costs associated with the Company’s manufacturing facility in Canada.  The 2019 restructuring charges included decommissioning costs associated with the 2016 Canadian plant closure ($0.3 million) and decommissioning expenses associated with the Company’s 2018 sulfonation shutdown in Germany ($0.2 million).  See Note 16, Business Restructuring, for additional details.

Net interest expense for the third quarter of 2020 increased $0.2 million, or 16 percent, versus the prior year quarter.  This increase was primarily attributable to lower interest income in the third quarter of 2020 as a result of lower global interest rates partially offset by lower interest expenses resulting from scheduled debt repayments.

Other, net was $2.6 million of income for the third quarter of 2020 compared to $0.9 million of income for the same period of 2019.  The Company recognized $2.2 million of investment income (including realized and unrealized gains and losses) for the Company’s deferred compensation and supplemental defined contribution mutual fund assets in the third quarter of 2020 compared to $0.2 million of losses in last year’s third quarter.  In addition, the Company reported foreign exchange gains of $0.5 million in the third quarter of 2020 versus $0.4 million of foreign exchange gains in the third quarter of 2019.  The Company also reported $0.2 million of higher net periodic pension cost expense in the third quarter of 2020 versus the prior year quarter.  In addition, in the third quarter of 2019 the Company reported a $0.6 million gain on the sale of an asset that did not recur in the third quarter of 2020.

The Company’s effective tax rate was 23.2 percent for the third quarter of 2020 compared to 5.7 percent for the third quarter of 2019.  The increase was primarily attributable to: (a) the non-recurrence of a favorable tax benefit recognized in the third quarter of 2019 on incremental U.S. tax credits identified as part of a research and development tax credit study, and; (b) a less favorable geographical mix of income in the third quarter of 2020 versus the third quarter of 2019.

Segment Results

	For the Three Months Ended
(Dollars in thousands)	September 30,	September 30,	Increase	Percent
Net Sales	2020	2019	(Decrease)	Change
Surfactants	$333,839	$299,719	$34,120	11
Polymers	116,682	135,089	(18,407)	-14
Specialty Products	13,959	16,774	(2,815)	-17
Total Net Sales	$464,480	$451,582	$12,898	3

	For the Three Months Ended
(Dollars in thousands)	September 30,	September 30,	Increase	Percent
Operating Income	2020	2019	(Decrease)	Change
Surfactants	$41,151	$19,660	$21,491	109
Polymers	22,387	23,283	(896)	-4
Specialty Products	1,593	2,261	(668)	-30
Segment Operating Income	$65,131	$45,204	$19,927	44
Corporate Expenses, Excluding Deferred Compensation and Restructuring	16,997	15,169	1,828	12
Deferred Compensation Expense	5,613	1,610	4,003	249
Business Restructuring	126	459	(333)	-73
Total Operating Income	$42,395	$27,966	$14,429	52

Surfactants

Surfactant net sales for the third quarter of 2020 increased $34.1 million, or 11 percent, versus net sales for the third quarter of 2019.  An eight percent increase in sales volume and higher average selling prices positively impacted the change in net sales by $23.7 million and $21.0 million, respectively.  The unfavorable impact of foreign currency translation negatively impacted the change in net sales by $10.6 million.  A comparison of net sales by region follows:

	For the Three Months Ended
(Dollars in thousands)	September 30,	September 30,	Increase	Percent
Net Sales	2020	2019	(Decrease)	Change
North America	$202,121	$178,799	$23,322	13
Europe	56,468	57,190	(722)	-1
Latin America	60,393	51,940	8,453	16
Asia	14,857	11,790	3,067	26
Total Surfactants Segment	$333,839	$299,719	$34,120	11

Net sales for North American operations increased $23.3 million, or 13 percent, between quarters.  An 11 percent increase in sales volume and higher average selling prices positively impacted the change in net sales by $18.9 million and $4.5 million, respectively. The sales volume growth was primarily due to higher demand for products sold into the consumer product end markets, driven by increased demand for cleaning, disinfection and personal wash products as a result of COVID-19.  Higher customer demand in the agricultural market also contributed to this increase. This growth was partially offset by lower demand in the oilfield market.  Foreign currency translation negatively impacted the change in net sales by $0.1 million.

Net sales for European operations decreased $0.7 million, or one percent, between quarters.  A 10 percent decrease in sales volume negatively impacted the change in net sales by $5.6 million.  The lower sales volume reflects lost business at one customer partially offset by increased demand for cleaning and disinfection products as a result of COVID-19.  Higher average selling prices and the favorable impact of foreign currency translation positively impacted the change in net sales by $2.1 million and $2.8 million, respectively.  A weaker U.S. dollar relative to the European euro and British pound sterling led to the foreign currency translation effect.

Net sales for Latin American operations increased $8.5 million, or 16 percent, primarily due to higher average selling prices and a 13 percent increase in sales volume. These items positively impacted the change in net sales by $15.9 million and $6.6 million, respectively.  The sales volume growth was mostly due to higher demand for products sold into the consumer product end markets, driven by increased demand for cleaning products, and a fully operational Ecatepec, Mexico facility in 2020.  Foreign currency translation negatively impacted the change in net sales by $14.0 million.  The strengthening of the U.S. dollar against the Brazilian real, Mexican peso and the Colombian peso led to the foreign currency translation impact.

Net sales for Asian operations increased $3.1 million, or 26 percent, primarily due to a 20 percent increase in sales volume and the favorable impact of foreign currency translation.  These items favorably impacted the change in net sales by $2.4 million and $0.8 million, respectively.  The sales volume growth was mostly due to higher demand for products sold into the commodity consumer product end markets, driven by increased demand for cleaning products.  Lower average selling prices negatively impacted the change in net sales by $0.1 million.

Surfactant operating income for the third quarter of 2020 increased $21.5 million, or 109 percent, versus operating income for the third quarter of 2019.  Gross profit increased $21.4 million in the third quarter of 2020 versus the third quarter of 2019 and operating expenses decreased $0.1 million, or one percent.  The third quarter 2020 results were favorably impacted by a $2.2 million partial insurance recovery related to the first quarter 2020 Millsdale, IL plant power outage.  Comparisons of gross profit by region and total segment operating expenses and operating income follow:

	For the Three Months Ended
(Dollars in thousands)	September 30, 2020	September 30, 2019	Increase (Decrease)	Percent Change
Gross Profit and Operating Income
North America	$40,472	$25,946	$14,526	56
Europe	8,715	8,432	283	3
Latin America	13,216	4,907	8,309	169
Asia	2,901	4,665	(1,764)	-38
Surfactants Segment Gross Profit	$65,304	$43,950	$21,354	49
Operating Expenses	24,153	24,290	(137)	-1
Surfactants Segment Operating Income	$41,151	$19,660	$21,491	109

Gross profit for North American operations increased 56 percent, or $14.5 million, between quarters primarily due to higher unit margins and an 11 percent increase in sales volume.  These items positively impacted the change in gross profit by $11.8 million and $2.7 million, respectively. The higher unit margins reflect a more favorable product and customer mix as well as a $2.2 million partial insurance recovery related to the first quarter 2020 Millsdale, IL plant power outage.  Most of the sales volume increase was attributable to increased demand for cleaning, disinfection and personal wash products as a result of COVID-19.

Gross profit for European operations increased $0.3 million, or three percent, primarily due to higher unit margins and the favorable impact of foreign currency translation.  These items positively impacted the change in gross profit by $0.7 million and $0.4 million, respectively.  The higher unit margins were attributable to a more favorable product and customer mix in the third quarter of 2020 primarily resulting from higher demand for biocidal quaternaries and lower demand for commodity softeners.  A 10 percent decline in sales volume negatively impacted the change in gross profit by $0.8 million.

Gross profit for Latin American operations increased $8.3 million, or 169 percent, between quarters primarily due to higher unit margins.  Higher unit margins positively impacted the change in gross profit by $11.1 million.  The higher unit margins primarily reflect the Company’s Mexican sites being fully operational in 2020 versus the prior year when Mexico incurred higher freight and supply chain expenses as a result of the 2019 sulfonation equipment failure at the Company’s Ecatepec, Mexico facility. Sales volume growth of 13 percent positively impacted the change in gross profit by $0.6 million. The unfavorable impact of foreign currency translation negatively impacted gross profit by $3.4 million.

Gross profit for Asian operations decreased $1.8 million or 38 percent, between quarters largely due to lower unit margins. The lower unit margins negatively impacted the change in gross profit by $2.8 million and were largely driven by higher demand for products sold into the commodity consumer product end markets.  The lower unit margins were partially offset by a 20 percent increase in sales volume and the favorable impact of foreign currency translation.  These items positively impacted the change in gross profit by $0.9 million and $0.1 million, respectively.

Operating expenses for the Surfactant segment decreased $0.1 million, or one percent, in the third quarter of 2020 versus the third quarter of 2019.

Polymers

Polymer net sales for the third quarter of 2020 decreased $18.4 million, or 14 percent, versus net sales for the same period of 2019.  A five percent decline in sales volume negatively impacted the change in net sales by $7.3 million.  The sales volume decrease was primarily attributable to an eight percent decline in demand for North American rigid polyols and a 25 percent decline in phthalic anhydride volume.  The lower North American rigid polyols demand continues to reflect COVID-19 related construction project delays and cancellations.   European sales volume improved three percent during the quarter.  The unfavorable impact of lower average selling prices negatively impacted the change in net sales by $11.9 million.  Foreign currency translation positively impacted the change in net sales by $0.8 million.  A comparison of net sales by region follows:

	For the Three Months Ended
(Dollars in thousands)	September 30,	September 30,	(Decrease)	Percent
Net Sales	2020	2019		change
North America	$68,635	$84,397	$(15,762)	-19
Europe	38,337	39,852	(1,515)	-4
Asia and Other	9,710	10,840	(1,130)	-10
Total Polymers Segment	$116,682	$135,089	$(18,407)	-14

Net sales for North American operations declined $15.8 million, or 19 percent, primarily due to a 10 percent decline in sales volume.  The decline in sales volume negatively impacted the change in net sales by $8.5 million.  Sales volume of polyols used in rigid foam applications decreased eight percent during the quarter due to COVID-19 related construction project delays and cancellations.  Sales volume of phthalic anhydride decreased 25 percent due to share loss at one customer and soft market demand.  Lower average selling prices negatively impacted the change in net sales by $7.3 million.  The lower selling prices reflect lower raw material market prices.

Net sales for European operations declined $1.5 million or four percent. A three percent improvement in sales volume and the favorable impact of foreign currency translation positively impacted the change in net sales by $1.1 million and $0.9 million, respectively.  Lower average selling prices negatively impacted the change in net sales by $3.5 million.  The lower average selling prices reflect lower raw material costs that were passed through to customers.

Net sales for Asian and Other operations decreased $1.1 million, or 10 percent due to a five percent decline in sales volume, lower average selling prices and the unfavorable impact of foreign currency translation.  The lower sales volume reflects unplanned production issues during the third quarter of 2020.  These items negatively impacted the change in net sales by $0.6 million, $0.4 million and $0.1 million, respectively.

Polymers operating income for the third quarter of 2020 decreased $0.9 million, or four percent, from operating income for the third quarter of 2019.  Gross profit decreased $0.8 million, or three percent mainly due to a five percent decline in sales volume.  The third quarter 2020 results were favorably impacted by a $2.8 million partial insurance recovery related to the first quarter 2020 Millsdale, IL plant power outage and a $1.2 million partial government reimbursement related to the government-mandated China JV shutdown in 2012.   Operating expenses increased $0.1 million, or two percent, during the third quarter of 2020. Comparisons of gross profit by region and total segment operating expenses and operating income follow:

	For the Three Months Ended
(Dollars in thousands)	September 30, 2020	September 30, 2019	Increase (Decrease)	Percent Change
Gross Profit and Operating Income
North America	$18,901	$21,334	$(2,433)	-11
Europe	7,937	6,620	1,317	20
Asia and Other	2,375	2,015	360	18
Polymers Segment Gross Profit	$29,213	$29,969	$(756)	-3
Operating Expenses	6,826	6,686	140	2
Polymers Segment Operating Income	$22,387	$23,283	$(896)	-4

Gross profit for North American operations decreased $2.4 million, or 11 percent, primarily due to a 10 percent decline in sales volume and lower unit margins.  These two items negatively impacted the change in gross profit by $2.1 million and $0.3 million respectively.  The lower unit margins partially reflect incremental raw material sourcing costs due to the Illinois River lock closures that have disrupted normal barge activity.   During the third quarter of 2020 the Company recognized $2.8 million partial insurance recovery related to the first quarter 2020 Millsdale, IL plant power outage which positively impacted unit margins in the quarter.

Gross profit for European operations increased $1.3 million, or 20 percent, due to improved unit margins, a three percent increase in sales volume and the favorable impact of foreign currency translation.  These items positively impacted the change in gross profit by $0.9 million, $0.2 million and $0.2 million, respectively.

Gross profit for Asian and Other operations improved $0.4 million due to higher unit margins.  Unit margins benefited from a partial government reimbursement related to the government-mandated China JV shutdown in 2012 ($1.2 million).  Unit margins were negatively impacted by unplanned production issues which resulted in higher outsourcing costs.  Sales volume decreased five percent which negatively impacted the change in gross profit by $0.1 million.

Operating expenses for the Polymers segment increased $0.1 million, or two percent, in the third quarter of 2020 versus the third quarter of 2019.

Specialty Products

Net sales for the third quarter of 2020 decreased $2.8 million, or 17 percent, versus net sales for the third quarter of 2019. This decrease reflects lower average selling prices as volume was flat.  Gross profit decreased $0.6 million and operating income decreased $0.7 million primarily due to lower average margins within the Company’s medium chain triglycerides product line and customer order patterns within the Company’s food and flavor business.

Corporate Expenses

Corporate expenses, which include deferred compensation, business restructuring and other operating expenses that are not allocated to the reportable segments, increased $5.5 million between quarters. Corporate expenses were $22.7 million in the third quarter of 2020 versus $17.2 million in 2019. This increase was primarily attributable to higher deferred compensation expense ($4.0 million), higher incentive-based compensation expenses and higher consulting fees in the third quarter of 2020 versus the third quarter of 2019.  These items were partially offset by lower restructuring expenses in the third quarter of 2020.

The $4.0 million increase in deferred compensation expense was primarily due to an $11.9 per share increase in the market price of Company common stock in the third quarter of 2020 compared to a $5.15 per share increase in the third quarter of 2019. The following table presents the quarter-end Company common stock market prices used in the computation of deferred compensation expenses for the three months ended September 30, 2020 and 2019:

	2020		2019
	September 30	June 30	September 30	June 30
Company Common Stock Price	$109.00	$97.10	$97.06	$91.91

Nine Months Ended September 30, 2020 and 2019

Summary

Net income attributable to the Company for the first nine months of 2020 increased 19 percent to $96.4 million, or $4.15 per diluted share, from $81.1 million, or $3.48 per diluted share, in the first nine months of 2019. Adjusted net income was $98.9 million, or $4.25 per diluted share, versus $93.7 million or $4.02 per diluted share, in the prior year. (see the “Reconciliation of Non-GAAP Adjusted Net Income and Diluted Earnings per Share” section of this MD&A for reconciliations between reported net income attributable to the Company and reported earnings per diluted share and non-GAAP adjusted net income and adjusted earnings per diluted share).  Below is a summary discussion of the major factors leading to the year-over-year changes in net sales, expenses and income.  A detailed discussion of segment operating performance for the first nine months of 2020 compared to the first nine months of 2019 follows the summary.

Consolidated net sales decreased $38.7 million, or three percent, between years.  The unfavorable impact of foreign currency translation and lower average selling prices negatively impacted the change in net sales by $38.2 million and $27.8 million, respectively.  Consolidated sales volume increased two percent which had a $27.3 million favorable impact on the year-over-year change in net sales.  The unfavorable foreign currency translation effect reflected a stronger U.S. dollar against most currencies where the Company has foreign operations.   The decrease in average selling prices was primarily due to the pass through of lower raw material costs.  Sales volume in the Surfactant segment increased five percent while sales volume in the Polymer and Specialty Product segments decreased nine percent and three percent, respectively.

Operating income for the first nine months of 2020 increased $28.3 million, or 29 percent, versus operating income reported for the first nine months of 2019.  Surfactant operating income increased $36.9 million or 41 percent versus the first nine months of 2019.  Polymer and Specialty Products operating income decreased $12.7 million and $2.6 million, respectively.  Deferred compensation expenses and business restructuring expenses decreased $6.7 million and $0.9 million, respectively.  Corporate expenses (excluding deferred compensation and business restructuring expenses) increased $1.0 million between years.  Foreign currency translation had a $6.3 million unfavorable impact on year-over-year consolidated operating income.

Operating expenses (including deferred compensation and business restructuring expenses) decreased $8.4 million, or five percent, between years. Changes in the individual income statement line items that comprise the Company’s operating expenses were as follows:

•	Selling expenses decreased $2.6 million, or six percent, year-over-year largely due to lower travel and entertainment expenses as a result of COVID-19 restrictions.

•

Administrative expenses increased $0.4 million, or one percent, year-over-year primarily due to higher incentive-based compensation expenses and consulting fees in 2020 that were mostly offset by non-recurring environmental remediation expenses recognized in 2019.

•	R&D expenses increased $1.4 million, or four percent, year-over-year mainly due to higher salaries and incentive-based compensation expenses.

•

Deferred compensation expense decreased $6.7 million year-over-year primarily due to a $6.56 per share increase in the market price of Company common stock during the first nine months of 2020 compared to a $23.06 per share increase in the first nine months of 2019.  See the Overview and Segment Results-Corporate Expenses sections of this MD&A for further details.

•

Business restructuring expenses were $0.7 million in the first nine months of 2020 compared to $1.6 million in the first nine months of 2019. The 2020 restructuring charges were comprised of ongoing decommissioning costs associated with the 2016 Canadian plant closure ($0.6 million) and decommissioning costs associated with the Company’s 2018 sulfonation shut down in Germany ($0.1 million). The 2019 restructuring charges were primarily comprised of severance and office shutdown expenses related to the 2019 Netherlands office restructuring ($0.5 million), decommissioning costs associated with the Company’s Canadian plant closure ($0.8 million) and decommissioning expenses associated with the Company’s sulfonation shutdown in Germany ($0.6 million).  (see Note 16, Business Restructuring, for additional details).

Net interest expense for the first nine months of 2020 declined $0.9 million, or 18 percent, compared to net interest expense for the first nine months of 2019.  This decrease was primarily attributable to lower interest expense resulting from scheduled debt repayments and also the non-recurrence of two one-time events in the first nine months of 2019:  (a) the recognition of make-whole interest expense associated with the Company’s voluntary prepayment of its 5.88 percent Senior Notes, partially offset by (b) the recognition of interest income associated with a Brazilian VAT tax recovery.  The Company also recognized lower interest income in the first nine months of 2020 as a result of lower global interest rates.

Other, net was $3.8 million of income for the first nine months of 2020 compared to $4.3 million of income for the first nine months of 2019.  The Company recognized $2.5 million of investment income (including realized and unrealized gains and losses) for the Company’s deferred compensation and supplemental defined contribution mutual fund assets in the first nine months of 2020 compared to $3.1 million of income in the first nine months of 2019.  In addition, the Company reported foreign exchange gains of $1.5 million in the first nine months of 2020 versus $0.3 million of foreign exchange gains in in the first nine months of 2019.  The Company also reported $0.4 million of higher net periodic pension cost expense in the first nine months of 2020 versus the prior year.  In 2019, the Company recognized a $0.6 million gain on the sale of an asset that did not recur in 2020.

The Company’s effective tax rate was 23.7 percent for the first nine months of 2020 compared to 17.3 percent for the first nine months of 2019.  The year-over-year increase was primarily attributable to: (a) the non-recurrence of a favorable tax benefit recognized in the third quarter of 2019 on incremental U.S. tax credits identified as part of a research and development tax credit study; (b) a less favorable geographical mix of income in the first nine months of 2020 versus the first nine months of 2019, and; (c) lower excess tax benefits derived from stock-based compensation awards exercised or distributed in the first nine months of 2020 versus the first nine months of 2019.

	For the Nine Months Ended
(In thousands)	September 30,	September 30,	Increase	Percent
Net Sales	2020	2019	(Decrease)	Change
Surfactants	$993,245	$962,749	$30,496	3
Polymers	335,582	395,904	(60,322)	-15
Specialty Products	46,189	55,102	(8,913)	-16
Total Net Sales	$1,375,016	$1,413,755	$(38,739)	-3

	For the Nine Months Ended
(In thousands)	September 30,	September 30,	Increase	Percent
Operating Income	2020	2019	(Decrease)	Change
Surfactants	$125,810	$88,913	$36,897	41
Polymers	45,430	58,148	(12,718)	-22
Specialty Products	8,803	11,374	(2,571)	-23
Segment Operating Income	$180,043	$158,435	$21,608	14
Corporate Expenses, Excluding Deferred Compensation and Restructuring	$47,559	$46,546	$1,013	2
Deferred Compensation Expense (Income)	4,754	11,478	(6,724)	NM
Business Restructuring	708	1,642	(934)	-57
Total Corporate Expenses	$53,021	$59,666	$(6,645)	-11
Total Operating Income	$127,022	$98,769	$28,253	29

Segment Results

Surfactants

Surfactant net sales for the first nine months of 2020 increased $30.5 million, or three percent, versus net sales for the first nine months of 2019.  A five percent increase in sales volume and higher selling prices positively impacted the year-over-year change in net sales by $51.8 million and $13.0 million, respectively.  The unfavorable impact of foreign currency translation negatively impacted the year-over-year change in net sales by $34.3 million. A year-over-year comparison of net sales by region follows:

	For the Nine Months Ended
(In thousands)	September 30, 2020	September 30, 2019	Increase (Decrease)	Percent Change
North America	$617,638	$584,816	$32,822	6
Europe	171,940	183,028	(11,088)	-6
Latin America	163,097	156,709	6,388	4
Asia	40,570	38,196	2,374	6
Total Surfactants Segment	$993,245	$962,749	$30,496	3

Net sales for North American operations increased $32.8 million, or six percent, year-over-year.  A six percent increase in sales volume positively impacted the year-over-year change in net sales by $36.3 million.  The sales volume growth was primarily due to higher demand for products sold into the consumer product end markets, driven by increased demand for cleaning, disinfection and personal wash products as a result of COVID-19, partially offset by lower demand in the functional product end markets, principally agricultural and oilfield.  Lower average selling prices and the unfavorable impact of foreign currency translation negatively impacted the year-over-year change in net sales by $3.0 million and $0.5 million, respectively.

Net sales for European operations decreased $11.1 million, or six percent, primarily due to an eight percent decrease in sales volume and the unfavorable effects of foreign currency translation.  These items negatively impacted the year-over-year change in net sales by $15.5 million and $0.3 million, respectively.  The lower sales volume reflects lost business at one customer that was partially offset by increased demand for cleaning and disinfection products as a result of COVID-19 and higher demand for products sold into the agricultural market.  A stronger U.S. dollar relative to the European euro and British pound sterling led to the foreign currency translation effect.  Higher selling prices favorably impacted the year-over-year change in net sales by $4.7 million.

Net sales for Latin American operations increased $6.4 million, or four percent, primarily due to a 15 percent increase in sales volume and higher selling prices.  These items positively impact the change in net sales by $23.9 million and $17.4 million, respectively.   The sales volume growth was driven by higher demand for products sold into the consumer product end markets, driven by increased demand for cleaning products, and a fully operational Ecatepec, Mexico facility in 2020.  Partially offsetting the above was the unfavorable impact of foreign currency translation which negatively impact the change in net sales by $34.9 million.  The year-over-year strengthening of the U.S. dollar against the Brazilian real, Mexican peso and the Colombian peso led to the foreign currency effect.

Net sales for Asian operations increased $2.4 million, or six percent, primarily due to a five percent increase in sales volume and the favorable impact of foreign currency translation.  These items favorably impacted the year-over-year change in net sales by $1.9 million and $1.4 million, respectively.  The sales volume growth was mostly due to higher demand for products sold into the commodity consumer product end markets, driven by increased demand for cleaning products, and higher demand for products sold to the agricultural end market.  A weaker U.S. dollar relative to the Philippine peso led to the foreign currency translation effect.  Lower average selling prices negatively impacted the change in net sales by $0.9 million.

Surfactant operating income for the first nine months of 2020 increased $36.9 million, or 41 percent, versus operating income for the first nine months of 2019.  Gross profit increased $36.0 million, or 22 percent, year-over-year.  Operating expenses decreased $0.9 million, or one percent. Year-over-year comparisons of gross profit by region and total segment operating expenses and operating income follow:

	For the Nine Months Ended
(In thousands)	September 30, 2020	September 30, 2019	Increase (Decrease)	Percent Change
Gross Profit
North America	$127,856	$108,175	$19,681	18
Europe	27,600	26,276	1,324	5
Latin America	32,567	14,710	17,857	121
Asia	9,176	12,011	(2,835)	-24
Surfactants Segment Gross Profit	$197,199	$161,172	$36,027	22
Operating Expenses	71,389	72,259	(870)	-1
Operating Income	$125,810	$88,913	$36,897	41

 Gross profit for North American operations increased $19.7 million, or 18 percent, year-over-year primarily due to higher unit margins and a six percent increase in sales volume.  These items positively impacted the change in gross profit by $13.0 million and $6.7 million, respectively.  Most of the sales volume increase was attributable to increased demand for cleaning, disinfection and personal wash products as a result of COVID-19.  The higher unit margins primarily reflect a more favorable product and customer mix.  Partially offsetting the above, unit margins were negatively impacted by higher maintenance, supply chain costs and unit overhead rates incurred as a result of the first quarter 2020 power outage at the Company’s Millsdale, IL site.  North American operations benefited from a $2.2 million partial insurance recovery received in the third quarter of 2020 related to the Millsdale incident.

Gross profit for European operations increased $1.3 million, or five percent, primarily due to higher unit margins.  These higher unit margins positively impacted the year-over-year change in gross profit by $3.6 million.  The higher unit margins were attributable to a more favorable product and customer mix in the first nine months of 2020 primarily resulting from higher demand for biocidal quaternaries and products sold into the agricultural end market combined with lower demand for commodity softeners.  An eight percent decline in sales volume and the unfavorable impact of foreign currency translation negatively impacted the year-over-year change in gross profit by $2.2 million and $0.1 million, respectively.  The decline in sales volume primarily reflects lost business at one customer.

Gross profit for Latin American operations increased $17.9 million, or 121 percent, primarily due to higher unit margins and a 15 percent increase in sales volume.  These items positively impacted the change in gross profit by $23.6 million and $2.2 million, respectively.  The higher unit margins primarily reflect the Company’s Mexican sites being fully operational in 2020 versus the prior year when Mexico incurred higher freight and supply chain expenses as a result of the 2019 sulfonation equipment failure at the Ecatepec, Mexico site.  The sales volume growth was driven by higher demand for products sold into the consumer products end markets, driven by increased demand for cleaning and disinfection products, and a fully operational Ecatepec, Mexico facility in 2020.  The unfavorable impact of foreign currency translation negatively impacted gross profit by $7.9 million.

Gross profit for Asian operations decreased $2.8 million, or 24 percent, largely due to lower unit margins which negatively impacted the change in gross profit by $3.6 million.  These lower unit margins partially reflect higher unit overhead costs in Singapore due to unfavorable production timing differences.  A five percent increase in sales volume and the favorable impact of foreign currency translation positively impacted gross profit by $0.6 million and $0.2 million, respectively.

Operating expenses for the Surfactant segment decreased $0.9 million, or one percent, year-over-year.

Polymers

Polymer net sales for the first nine months of 2020 decreased $60.3 million, or 15 percent, versus net sales for the same period of 2019.  A nine percent decrease in sales volume negatively impacted the year over year change in net sales by $35.4 million.  The unfavorable impact of lower average selling prices and foreign currency translation negatively impacted the year-over-year change in net sales by $21.1 million and $3.8 million, respectively.  A year-over-year comparison of net sales by region follows:

	For the Nine Months Ended
(Dollars in thousands)	September 30,	September 30,	Increase	Percent
Net Sales	2020	2019	(Decrease)	change
North America	$199,256	$242,154	$(42,898)	-18
Europe	107,589	126,042	(18,453)	-15
Asia and Other	28,737	27,708	1,029	4
Total Polymers Segment	$335,582	$395,904	$(60,322)	-15

Net sales for North American operations declined $42.9 million, or 18 percent, primarily due to a 13 percent decline in sales volume.  The decline in sales volume negatively impacted the year-over-year change in net sales by $31.7 million.  Sales volume of polyols used in rigid foam applications decreased four percent during the first nine months of 2020 due to COVID-19 related construction project delays and cancellations.  Sales volume of phthalic anhydride decreased 43 percent due to volume lost as a result of the first quarter 2020 Millsdale, IL power outage, share loss at one customer and soft market demand.  Lower average selling prices negatively impacted the change in net sales by $11.2 million.  The lower average selling prices reflect lower raw material market prices.

Net sales for European operations decreased $18.5 million, or 15 percent. A seven percent decrease in sales volume, lower average selling prices and the unfavorable impact of foreign currency translation negatively impacted the year-over-year change in net sales by $9.2 million, $6.6 million and $2.7 million, respectively. The decline in sales volume principally reflects softer demand due to deferred and canceled construction projects as a result of COVID-19 during the first half of 2020. A stronger U.S. dollar relative to the Polish zloty led to the foreign currency translation impact.  The lower average selling prices reflect lower raw material prices.

Net sales for Asian and Other operations increased $1.0 million, or four percent, primarily due a 14 percent increase in sales volume.  The sales volume growth, which positively impacted the change in net sales by $3.8 million, was primarily attributable to higher demand in livestock and cold storage markets. Lower average selling prices and the unfavorable impact of foreign currency translation negatively impacted the change in net sales by $1.7 million and $1.1 million, respectively. The lower average selling prices reflect lower raw material prices.

Polymer operating income for the first nine months of 2020 declined $12.7 million, or 22 percent, from operating income for the first nine months of 2019.  Gross profit decreased $12.9 million, or 16 percent, primarily due to lower unit margins and a nine percent decline in sales volume.  The lower unit margins principally reflect higher maintenance, supply chain costs and unit overhead rates incurred as a result of the first quarter 2020 power outage at the Company’s Millsdale, IL site.  Unit margins were also negatively impacted by incremental raw material costs incurred as a result of the Illinois River lock closures.  These costs were partially offset by a $2.8 million partial insurance recovery received in the third quarter of 2020 related to the Millsdale power outage.  In addition, the 2020 nine-month results were favorably impacted by partial government reimbursement related to the government-mandated China JV shutdown in 2012 ($2.3 million).  Operating expenses decreased one percent year-over-year.  Year-over-year comparisons of gross profit by region and total segment operating expenses and operating income follow:

	For the Nine Months Ended
(In thousands)	September 30, 2020	September 30, 2019	Increase (Decrease)	Percent Change
Gross Profit and Operating Income
North America	$39,338	$55,978	$(16,640)	-30
Europe	19,784	18,606	1,178	6
Asia and Other	6,885	4,325	2,560	59
Polymers Segment Gross Profit	$66,007	$78,909	$(12,902)	-16
Operating Expenses	20,577	20,761	(184)	-1
Polymers Segment Operating Income	$45,430	$58,148	$(12,718)	-22

Gross profit for North American operations declined $16.6 million, or 30 percent, primarily due to lower unit margins and a 13 percent decline in sales volume. These two items negatively impacted the year-over-year change in gross profit by $9.3 million and $7.3 million, respectively.  The decline in margins was primarily attributable to the first quarter 2020 power outage at the Company’s

Millsdale, IL facility which forced a temporary production shutdown and resulted in higher maintenance, supply chain costs and unit overhead rates. In addition, incremental raw material costs were incurred in 2020 as a result of the Illinois River lock closures.  Partially offsetting the above was a $2.8 million partial insurance recovery in the third quarter of 2020 related to the Millsdale power outage.  The decrease in sales volume in the first nine months of 2020 primarily reflects lost phthalic anhydride volume due to the Millsdale power outage and share loss at one customer combined with lower rigid polyols demand as a result of COVID-19 related construction project delays and cancellations.

Gross profit for European operations increased $1.2 million, or six percent, primarily due to higher unit margins.  The higher unit margins positively impacted the change in gross profit by $2.9 million.  The higher unit margins partially reflect the non-recurrence of a maintenance shutdown in Germany in 2019.  A seven percent decline in sales volume and the unfavorable impact of foreign currency translation negatively impacted the change in gross profit by $1.3 million and $0.4 million, respectively.  The decline in sales volume primarily reflects lower demand for polyols used in rigid foam applications due to deferred or cancelled construction projects as a result of COVID-19 during the first half of 2019.

Gross profit for Asian and Other operations improved $2.6 million, or 59 percent, due to higher unit margins and 14 percent sales volume growth during the first nine months of 2020.  These items positively impacted the year-over-year change in gross profit by $2.0 million and $0.6 million, respectively.  Unit margins benefited from partial government reimbursement related to the government-mandated China JV shutdown in 2012 ($2.3 million).  Foreign currency translation negatively impacted the change in gross profit by $0.1 million.

Operating expenses for the Polymers segment decreased $0.2 million, or one percent, year-over-year.

Specialty Products

Net sales for the first nine months of 2020 declined $8.9 million, or 16 percent, versus net sales for the same period of 2019.  This decrease was primarily due to a three percent decrease in sales volume and lower average selling prices.  Gross profit and operating income decreased by $2.5 million and $2.6 million, respectively, year-over-year primarily due to lower margins within the Company’s medium chain triglycerides product line and customer order patterns within the food and flavor business.

Corporate Expenses

Corporate expenses, which include deferred compensation, business restructuring and other operating expenses that are not allocated to the reportable segments, decreased $6.7 million between years.  Corporate expenses were $53.0 million in the first nine months of 2020 versus $59.7 million in the first nine months of 2019.  This decrease was primarily attributable to lower deferred compensation expense ($6.7 million), lower business restructuring expenses ($0.9 million) and lower environmental remediation expenses, partially offset by higher incentive-based compensation expenses and consulting fees.

Deferred compensation expense decreased $6.7 million between years. This decrease was primarily due to a $6.56 per share increase in the market price of the Company’s common stock in the first nine months of 2020 compared to a $23.06 per share increase in the first nine months of 2019. The following table presents the period-end Company common stock market prices used in the computation of deferred compensation expenses for the nine months ended September 30, 2020 and 2019:

	2020	2019		2018
	September 30	December 31	September 30	December 31
Company Common Stock Price	$109.00	$102.44	$97.06	$74.00
LIQUIDITY AND CAPITAL RESOURCES

Overview

For the nine months ended September 30, 2020, operating activities were a cash source of $141.7 million versus a source of $132.7 million for the comparable period in 2019. For the current year period, investing cash outflows totaled $98.1 million versus a cash outflow of $68.5 million in the prior year period.  Financing activities were a use of $44.6 million versus a use of $74.4 million in the prior year period. Cash and cash equivalents decreased by $5.0 million compared to December 31, 2019, inclusive of a $3.9 million unfavorable foreign exchange rate impact.

At September 30, 2020, the Company’s cash and cash equivalents totaled $310.4 million. Cash in U.S. money market funds, demand deposit accounts and a certificate of deposit totaled $92.4 million, $61.8 million and $15.0 million, respectively. The Company’s non-U.S. subsidiaries held $141.2 million of cash outside the United States as of September 30, 2020.

Operating Activity

Net income increased by $15.7 million versus the comparable period in 2019. Working capital was a cash use of $23.2 million during the first nine months of 2020 versus a use of $22.2 million for the comparable period in 2019.

Year-to-date accounts receivable were a use of $28.4 million compared to a use of $9.0 million for the comparable period in 2019. Inventories were a use of $2.6 million in 2020 versus a source of $25.9 million in 2019. Accounts payable and accrued liabilities were a source of $12.0 million in 2020 compared to a use of $35.3 million for the same period in 2019.

Working capital requirements were higher in the first nine months of 2020 compared to 2019 primarily due to the changes noted above. The higher accounts receivables cash usage in 2020 was primarily due to higher sales volume within the consumer product end markets to support increased demand for cleaning, disinfection and personal wash products as a result of COVID-19.  The current year’s increase in inventories cash usage reflects inventory builds to support higher finished goods demand with the consumer products end markets and to provide Polymer-related safety stock as a result of the Illinois River lock closures and a maintenance shutdown planned for the fourth quarter of 2020.  It is management’s opinion that the Company’s liquidity is sufficient to provide for potential increases in working capital requirements during 2020.

Investing Activity

Cash used for investing activities increased by $29.6 million year-over-year. Cash used for capital expenditures was $84.9 million in the first nine months of 2020 versus $70.8 million in the comparable prior year period. Other investing activities were a use of $13.2 million in 2020 versus a source of $2.3 million in 2019. The current year cash use in other investing activities was primarily attributable to: (a) the Company’s first quarter 2020 acquisition of certain assets from Logos Technologies LLC’s NatSurFact® business, a rhamnolipid-based line of bio-surfactants derived from renewable resources and; (b) the Company’s third quarter 2020 acquisition of Clariant’s (Mexico) anionic surfactant business.

For 2020, the Company estimates that total capital expenditures will range from $100 million to $120 million, inclusive of infrastructure and optimization spending in the United States, Germany and Mexico.

Financing Activity

Cash used for financing activities was $44.6 million in 2020 versus $74.4 million in 2019.  Most of this decrease is attributable to the non-recurrence of the voluntary prepayment of outstanding principal balance of the Company’s 5.88 percent Senior Notes in the second quarter of 2019.

The Company purchases shares of its common stock in the open market or from its benefit plans from time to time to fund its own benefit plans and to mitigate the dilutive effect of new shares issued under its benefit plans. The Company may, from time to time, seek to retire or purchase additional amounts of its outstanding equity and/or debt securities through cash purchases and/or exchanges for other securities, in open market purchases, privately negotiated transactions or otherwise, including pursuant to plans meeting the requirements of Rule 10b5-1 promulgated by the SEC. Such repurchases or exchanges, if any, will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.  In the nine months ended September 30, 2020, the Company purchased 160,780 shares of its common stock on the open market at a total cost of $13.8 million. As of September 30, 2020, there were 189,050 shares remaining under the current share repurchase authorization.

Debt and Credit Facilities

Consolidated balance sheet debt decreased to $207.9 million as of September 30, 2020 from $222.1 million at December 31, 2019.  Net debt (which is defined as total debt minus cash – see the Reconciliation of Non-GAAP Net Debt section of this MD&A) decreased by $9.2 million in the first nine months of 2020, from a negative $93.3 million to a negative $102.5 million, primarily due to scheduled debt repayments of $14.3 million.

As of September 30, 2020, the ratio of total debt to total debt plus shareholders’ equity was 18.1 percent compared to 19.9 percent at December 31, 2019.  As of September 30, 2020, the ratio of net debt to net debt plus shareholders’ equity was negative 12.3 percent versus negative 11.7 percent as of December 31, 2019.  See the “Reconciliation of Non-GAAP Net Debt” section in this MD&A.  At September 30, 2020, the Company’s debt included $207.9 million of unsecured private placement loans with maturities ranging from 2020 through 2027, which were issued to insurance companies pursuant to note purchase agreements (the Note Purchase Agreements).  These notes are the Company’s primary source of long-term debt financing and are supplemented by bank credit facilities to meet short and medium-term needs.

On January 30, 2018, the Company entered a five-year committed $350 million multi-currency revolving credit facility with a syndicate of banks that matures on January 30, 2023. This credit agreement allows the Company to make unsecured borrowings, as requested from time to time, to finance working capital needs, permitted acquisitions, capital expenditures and for general corporate purposes. This unsecured facility is the Company’s primary source of short-term borrowings. As of September 30, 2020, the Company had outstanding letters of credit totaling $5.3 million under the revolving credit agreement and no borrowings, with $344.7 million remaining available.

The Company anticipates that cash from operations, committed credit facilities and cash on hand will be sufficient to fund anticipated capital expenditures, working capital, dividends and other planned financial commitments for the foreseeable future.

Certain foreign subsidiaries of the Company maintain short-term bank lines of credit in their respective local currencies to meet working capital requirements as well as to fund capital expenditure programs and acquisitions. At September 30, 2020, the Company’s foreign subsidiaries had no outstanding debt.

The Company has material debt agreements that require the maintenance of minimum interest coverage and minimum net worth. These agreements also limit the incurrence of additional debt as well as the payment of dividends and repurchase of treasury shares. As of September 30, 2020, testing for these agreements was based on the Company’s consolidated financial statements. Under the most restrictive of these debt covenants:

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

The Company believes it was in compliance with all of its loan agreements as of September 30, 2020.

ENVIRONMENTAL AND LEGAL MATTERS

The Company’s operations are subject to extensive federal, state and local environmental laws and regulations and similar laws in the other countries in which the Company does business. Although the Company's environmental policies and practices are designed to ensure compliance with these laws and regulations, future developments and increasingly stringent environmental regulation may require the Company to make additional unforeseen environmental expenditures. The Company will continue to invest in the equipment and facilities necessary to comply with existing and future regulations.  During the first nine months of 2020 and 2019, the Company’s expenditures for capital projects related to the environment were $4.2 million and $1.3 million, respectively. These projects are capitalized and depreciated over their estimated useful lives, which are typically 10 years.  Recurring costs associated with the operation and maintenance of facilities for waste treatment and disposal and managing environmental compliance in ongoing operations at the Company’s manufacturing locations were $26.5 million and $22.8 million for the nine months ended September 30, 2020 and 2019, respectively.

Over the years, the Company has received requests for information related to or has been named by the government as a PRP at a number of waste disposal sites where cleanup costs have been or may be incurred under CERCLA and similar state or foreign statutes. In addition, damages are being claimed against the Company in general liability actions for alleged personal injury or property damage in the case of some disposal and plant sites. The Company believes that it has made adequate provisions for the costs it is likely to incur with respect to the sites. It is the Company’s accounting policy to record liabilities when environmental assessments and/or remedial efforts are probable and the cost or range of possible costs can be reasonably estimated. When no amount within the range is a better estimate than any other amount, the minimum is accrued. Estimating the possible costs of remediation required making assumptions related to the nature and extent of contamination and the methods and resulting costs of remediation.  Some of the factors on which the Company bases its estimates include information provided by decisions rendered by State and Federal environmental regulatory agencies, information provided by feasibility studies, and remedial action plans developed. After partial remediation payments at certain sites, the Company has estimated a range of possible environmental and legal losses of $22.4 million to $41.1 million at September 30, 2020, compared to $25.9 million to $43.7 million at December 31, 2019. Within the range of possible environmental losses, management currently concluded that no single amount is more likely to occur than any other amounts in the range and, thus, has accrued at the lower end of the range; that accrual totaled $22.4 million at September 30, 2020 and $25.9 million at December 31, 2019.  Because the liabilities accrued are estimates, actual amounts could differ materially from the amounts reported. Cash expenditures related to legal and environmental matters were $3.8 million for the nine months ended September 30, 2020, compared to $2.8 million for the same period in 2019.

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

OUTLOOK

Management believes the Company’s Surfactant segment should continue to benefit from higher demand in the consumer product end markets, driven by increased demand for cleaning, disinfection and personal wash products.  Management believes the demand for surfactants within the agricultural market will approximate prior year and that the oilfield market will remain down for the balance of 2020.  Management believes its Polymer segment will continue to be challenged for the remainder of the year as construction projects have been deferred or canceled as a result of COVID-19.  Management believes the long-term prospects for the Polymer segment remain attractive because of energy conservation efforts and more stringent building codes.  Management believes full year Specialty Products results will approximate 2019 results.

CRITICAL ACCOUNTING POLICIES

There have been no changes to the critical accounting policies disclosed in the Company’s 2019 Annual Report on Form 10-K.

RECONCILIATION OF NON-GAAP ADJUSTED NET INCOME AND EARNINGS PER SHARE

	Three Months Ended September 30
(In millions, except per share amounts)	2020		2019
	Net Income	Diluted EPS	Net Income	Diluted EPS
Net Income Attributable to the Company as Reported	$33.2	$1.43	$25.9	$1.11

Deferred Compensation Expense (including related investment activity)	3.4	0.14	1.8	0.08
Business Restructuring Expense	0.1	0.01	0.5	0.02
Cash-settled SARs Expense	0.7	0.03	0.4	0.02
Cumulative Tax Effect on Above Adjustment Items	(1.0)	(0.05)	(0.7)	(0.03)
Adjusted Net Income	$36.4	$1.56	$27.9	$1.20

	Nine Months Ended September 30
(In millions, except per share amounts)	2020		2019
	Net Income	Diluted EPS	Net Income	Diluted EPS
Net Income Attributable to the Company as Reported	$96.4	$4.15	$81.1	$3.48

Deferred Compensation (Income) Expense (including related investment activity)	2.2	0.09	8.5	0.37
Business Restructuring Expense	0.7	0.03	1.7	0.07
Cash-settled SARs (Income) Expense	0.3	0.01	2.3	0.10
Environmental Remediation Expense	—	—	2.9	0.12
Early Debt Repayment Expense	—	—	1.2	0.05
Cumulative Tax Effect on Above Adjustment Items	(0.7)	(0.03)	(4.0)	(0.17)
Adjusted Net Income	$98.9	$4.25	$93.7	$4.02

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

RECONCILIATION OF NON-GAAP NET DEBT

The Company uses the non-GAAP net debt metric to gain a more complete picture of the Company’s overall liquidity, financial flexibility and leverage level. This adjusted measure should be considered supplemental to and not a substitute for financial information prepared in accordance with GAAP. The Company's definition of this adjusted measure may differ from similarly titled measures used by other entities.  The Company had negative net debt on September 30, 2020 as cash balances of $310.4 million exceeded total debt of $208.0 million.

(In millions)	September 30, 2020	December 31, 2019
Current Maturities of Long-Term Debt as Reported	$37.9	$23.6
Long-Term Debt as Reported	170.1	198.5
Total Debt as Reported	208.0	222.1
Less Cash and Cash Equivalents as Reported	(310.4)	(315.4)
Net Debt	$(102.4)	$(93.3)
Equity	$938.2	$891.8
Net Debt plus Equity	$835.8	$798.5
Net Debt/Net Debt plus Equity	-12%	-12%

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the market risks described in the Company’s 2019 Annual Report on Form 10-K.

Item 4 – Controls and Procedures

a.	Evaluation of Disclosure Controls and Procedures

We have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2020. Based on this evaluation of our disclosure controls and procedures, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2020, such that the information required to be disclosed in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

b.	Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The current novel coronavirus (or COVID-19) pandemic has disrupted our operations and will affect our business, including as a result of government authorities imposing mandatory closures, work-from-home orders and social distancing protocols, or imposing other restrictions that could materially adversely affect our ability to adequately staff and maintain our operations. Specifically, we have experienced a temporary facility closure in response to government mandates in one jurisdiction in which we operate. In addition, for the safety of our employees, we temporarily halted one distinct part of production at one facility in response to positive diagnoses of employees for COVID-19 in that part of the facility. We may experience additional closures in the future. The COVID-19 outbreak could also impact our ability to secure supplies for our facilities and to provide appropriate personal protective equipment for our employees, which could impact our operations. Our operations could also be adversely affected by other impacts of the pandemic, including, among others, disruption of our supply of raw materials and transportation and delivery of our products. The COVID‑19 outbreak, and resulting perceptions of health risks, could have long-term effects on our customers and the economies of countries in which we and our customers operate, and demand for certain of our products could be adversely affected. Because the Company cannot predict the duration, scope or broader impact of the COVID-19 pandemic, the impact on the Company cannot be reasonably estimated, but the pandemic could have a material adverse effect on the Company’s business, financial position, results of operations and cash flows.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Below is a summary by month of share purchases by the Company during the third quarter of 2020:

Month	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 2020	4,641	(2)	$99.29	—	189,050
August 2020	1,423	(3)	$114.54	—	189,050
September 2020	956	(3)	$117.52	—	189,050

Total	7,020		$104.87	—	189,050

(1)	On February 19, 2013, the Company’s Board of Directors authorized the Company to repurchase up to 1,000,000 shares of its outstanding common stock.
(2)

Includes shares of Company common stock tendered by employees to settle statutory withholding taxes related to the exercise of SARs, distribution of restricted stock awards and distributions of deferred management incentive compensation.

(3)	Consists of shares of Company common stock tendered by employees to settle statutory withholding taxes related to the exercise of SARs.

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

Date:  October 29, 2020

/s/ Luis E. Rojo
Luis E. Rojo
Vice President and Chief Financial Officer