Form 10-K
period 2020-12-31
STEPAN CO
filed 2021-02-26
CIK 94049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

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

Emerging growth company  ☐

If an emerging growth company, indicate by check mark if registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by registered public accounting firm that prepared or issued its audit report.   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

Aggregate market value at June 30, 2020, of voting and non-voting common stock held by nonaffiliates of the registrant: $2,065,082,892*

Number of shares outstanding of each of the registrant’s classes of common stock as of January 31, 2021:

Class	Outstanding at January 31, 2021
Common Stock, $1 par value	22,476,752

Documents Incorporated by Reference

Part of Form 10-K	Document Incorporated
Part III, Items 10-14	Portions of the Proxy Statement for Annual Meeting of Stockholders to be held April 27, 2021.

* Based on reported ownership by all directors and executive officers at June 30, 2020.

STEPAN COMPANY

ANNUAL REPORT ON FORM 10-K

December 31, 2020

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K, other than purely historical information, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). These statements include statements about Stepan Company’s and its subsidiaries’ (the Company) plans, objectives, strategies, financial performance and outlook, trends, the amount and timing of future cash distributions, prospects or future events and involve known and unknown risks that are difficult to predict. As a result, our actual financial results, performance, achievements or prospects may differ materially from those expressed or implied by these forward-looking statements. In some cases, forward-looking statements can be identified by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “guidance,” “predict,” “potential,” “continue,” “likely,” “will,” “would,” “should,” “illustrative” and variations of these terms and similar expressions, or the negative of these terms or similar expressions. Such forward-looking statements are necessarily based upon estimates and assumptions that, while considered reasonable by the Company and its management based on their knowledge and understanding of the business and industry, are inherently uncertain. These statements are not guarantees of future performance, and stockholders should not place undue reliance on forward-looking statements. There are a number of risks, uncertainties and other important factors, many of which are beyond the Company’s control, that could cause the Company’s actual results to differ materially from the forward-looking statements contained in this Annual Report on Form 10-K. Such risks, uncertainties and other important factors, include, among others, the risks, uncertainties and factors set forth under “Part I-Item IA. Risk Factors” and “Part II-Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the risks and uncertainties related to the following:

•	the impact of the COVID-19 pandemic;
•	accidents, unplanned production shutdowns or disruptions in any of the Company’s manufacturing facilities;
•	reduced demand for Company products due to customer product reformulations or new technologies;
•	the Company’s inability to successfully develop or introduce new products;
•	compliance with environmental, health and safety, product registration and anti-corruption laws;
•	the Company’s ability to make acquisitions of suitable candidates and successfully integrate acquisitions;
•	global competition and the Company’s ability to successfully compete;
•	volatility of raw material, natural gas and electricity costs as well as any disruption in their supply;
•	disruptions in transportation or significant changes in transportation costs;
•	downturns in certain industries and general economic downturns;
•	international business risks, including fluctuations in currency exchange rates, legal restrictions and taxes;
•	unfavorable resolution of litigation against the Company;
•	the Company’s ability to keep and protect its intellectual property rights;
•	potentially adverse tax consequences due to the international scope of the Company’s operations;
•	downgrades to the Company’s credit ratings or disruptions to the Company’s ability to access well-functioning capital markets;
•	conflicts, military actions, terrorist attacks and general instability, particularly in certain energy-producing nations, along with increased security regulations;
•	cost overruns, delays and miscalculations in capacity needs with respect to the Company’s expansion or other capital projects;
•	interruption of, damage to or compromise of the Company’s IT systems and failure to maintain the integrity of customer, colleague or Company data;
•	the Company’s ability to retain its executive management and other key personnel;
•	the Company’s ability to operate within the limitations of debt covenants; and
•	the other factors set forth under “Risk Factors.”

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

Revenue-Generating Products

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

Competitive Conditions

The Company does not sell directly to the retail market but sells to a wide range of manufacturers in many industries and has many competitors.  The principal methods of competition are product performance, price, technical assistance and ability to meet the specific needs of individual customers.  These factors allow the Company to compete on bases other than price alone, reducing the severity of competition compared to that experienced in the sales of commodity chemicals having identical performance characteristics.  The Company is one of the leading merchant producers of surfactants in the world.  In the case of surfactants, much of the Company’s competition comes from several large global and regional producers and the internal divisions of larger customers.  In the manufacture of polymers, the Company competes with the chemical divisions of several large companies, as well as with other small specialty chemical manufacturers.  In specialty products, the Company competes with several large firms plus numerous small companies.

Material Resources

Substantially all of the Company’s manufacturing plants operate on electricity and interruptible natural gas. During peak heating demand periods, gas service to all plants may be temporarily interrupted for varying periods ranging from a few days to several months.  The plants operate on fuel oil during these periods of interruption. In January 2020, the Company’s Millsdale, Illinois facility suffered a power outage that caused a temporary shutdown of the plant and further related operational issues. All production lines were fully operational prior to the end of the first quarter 2020. The Company’s operations have not experienced any other plant shutdowns or adverse effects upon its business in recent years that were caused by a lack of available energy sources, other than temporary service interruptions brought on by mechanical failure or severe weather conditions.

The principal raw materials used by the Company are petroleum or plant based. For 2021, the Company has contracts with suppliers that cover most of its forecasted requirements for major raw materials and is not substantially dependent upon any one supplier.

Compliance with Government Regulations

Compliance with applicable country, state and local regulations regarding the discharge of materials into the environment, or otherwise relating to the protection of the environment, resulted in capital expenditures by the Company of $7.8 million during 2020.  These expenditures represented approximately six percent of the Company’s total 2020 capital expenditures. Capitalized environmental expenditures are depreciated and charged on a straight-line basis to pretax earnings over their estimated useful lives, which are typically 10 years. Recurring costs associated with the operation and maintenance of facilities for waste treatment and waste disposal and managing environmental compliance in ongoing operations at our manufacturing locations were approximately $35.4 million in 2020. Compliance with such regulations is not expected to have a material adverse effect on the Company’s earnings and competitive position in the foreseeable future.

Human Capital Resources

At December 31, 2020 and 2019, the Company employed 2,293 and 2,284 persons, respectively. We view our employees as critical to helping us realize our vision of delivering innovative chemical solutions for a cleaner, healthier, more energy efficient world. The Company’s five Values reflect our shared commitment to this vision and serve as a guide as we operate our business: (1) People First: Empowering Everyone to Make a Difference – we listen, share and recognize great work; (2) Integrity: Doing the Right Thing – we do what is right and safe, and can be counted upon to fulfill our commitments and speak up when we have concerns; (3) Customer Focused: Partnering to Deliver Value – our approach to collaborative chemistry helps our customers’ products perform and deliver solutions that serve the needs of our global community; (4) Continuous Improvement: Improving Every Day – we embrace a spirit of continuous learning to improve the sustainability of our practices and our products; and (5) Growth, Innovation and Sustainability: Shaping the Future Through Curiosity – we see incredible possibilities and accept the challenge to make a positive impact.

Safety for all employees, our business partners, and the communities in which we operate continues to be a top priority. We have a long-standing focus on safety and responsible chemicals management, as well as a commitment to the environmental, health, safety and security performance initiative of the American Chemistry Council (ACC), a U.S.-based industry association. As part of this focus and commitment, the Company invests in behavior based and task-based safety programs for its global workforce. The goal of these programs is to help establish habits and behaviors that promote safety awareness, thinking, and responsiveness. All Company facilities are ISO 9001:2015 certified, and the Company conforms to the ACC Responsible Care Management System (RCMS)® at its U.S. sites. In addition, facilities outside the United States are encouraged to participate in their country-specific Responsible Care® program equivalents. Special recognition is given annually to the Company’s facilities that have demonstrated safety achievements. The President’s Safety Award is given to sites that meet specific criteria for recordable incidents and injuries, as well as other safety and compliance requirements, over the course of the year.

We depend on our highly skilled workforce to reach our business goals, and through a robust commitment to promote safety and well-being, enable professional development, and provide excellent benefits, the Company aims to attract and retain top talent.  We value the fact that we have a diverse, inclusive, and engaged community of workers, and our goal, is to create workplace environments built on respect, safety, strong teamwork, and high competency.  Employee feedback is regularly solicited on workplace practices and culture.  Results from these surveys are used at the corporate and site levels to define needs and develop improvement plans.  Across our operations, employees are encouraged and supported in developing the technical and leadership skills they need to excel at their work and to advance in their roles.  The Company provides an array of opportunities, including our Emerging Leaders Program, Leadership Development Program, technical training and certifications, language training, and educational assistance.  Developing our talent pipeline and retaining our skilled labor force is a key focus, and our objective is to support employees’ progress toward their professional goals through opportunities within the Company.  Employees receive comprehensive and competitive benefits packages aimed at attracting top talent and supporting needs for work-life balance.  Employees are rewarded for their positive contributions to company success with Pay-for-Performance incentives.

Acquisitions and Dispositions

See Note 20, Acquisitions, of the notes to the Company’s consolidated financial statements (included in Item 8 of this Form 10-K) for information regarding the Company’s acquisition activities.

Website

The Company’s website address is www.stepan.com.  The Company makes available free of charge on or through its website, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (the SEC).  The website also makes available the Company’s sustainability report, code of conduct, corporate governance guidelines and the charters for the audit, compensation and development, compliance and nominating and corporate governance committees of the Company’s Board of Directors.

Information About our Executive Officers

The Company’s executive officers are elected annually by the Board of Directors at the first meeting following the Annual Meeting of Stockholders to serve until their respective successors are duly qualified and elected.

The executive officers of the Company, their ages and certain other information as of February 26, 2021, are as follows:

Name	Age	Title	Year First Elected Officer
F. Quinn Stepan, Jr.	60	Chairman and Chief Executive Officer	1997
Scott R. Behrens	51	President and Chief Operating Officer	2014
Arthur W. Mergner	57	Executive Vice President, Supply Chain	2014
Debra A. Stefaniak	59	Vice President, Business Enablement	2015
Sean T. Moriarty	51	Vice President and General Manager –Surfactants	2017
Luis E. Rojo	48	Vice President and Chief Financial Officer	2018
Janet A. Catlett	44	Vice President and Chief Human Resources Officer	2018
Jason S. Keiper	47	Vice President and Chief Technology and Sustainability Officer	2019
David G. Kabbes	58	Vice President, General Counsel and Secretary	2019
Richard F. Stepan	44	Vice President and General Manager –Polymers	2021

F. Quinn Stepan, Jr. assumed the position of Chairman of the Company’s Board of Directors in January 2017.  He has served the Company as Chief Executive Officer since January 2006.  He served the Company as President from January 2006 through December 2020.

Scott R. Behrens has served the Company as President and Chief Operating Officer since January 2021.  From September 2014 through December 2020, he served as Vice President and General Manager – Surfactants of the Company.

Arthur W. Mergner has served the Company as Executive Vice President, Supply Chain since January 2021.  From August 2017 through December 2020, he served as Vice President, Supply Chain and from April 2014 until August 2017, he served as Vice President and General Manager – Polymers of the Company.

Debra A. Stefaniak has served the Company as Vice President, Business Enablement since October 2018.  From February 2014 to September 2018, she served as Vice President, Business Transformation of the Company.

Sean T. Moriarty has served the Company as Vice President and General Manager – Surfactants since January 2021.  From September 2017 through December 2020, he served as Vice President and General Manager – Polymers and from September 2014 through September 2017, he served as Vice President and General Manager - North America Surfactants of the Company.

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

Richard F. Stepan has served the Company as Vice President and General Manager – Polymers since January 2021.  From January 2019 through December 2020, Mr. Stepan served as Vice President, Consumer Products, and from September 2014 through December 2018, Mr. Stepan served as Director, Consumer Products, North America of the Company.

Item 1A. Risk Factors

The following discussion identifies the most significant factors that may materially and adversely affect the Company’s business, financial condition, results of operations and cash flows.  These and other factors, many of which are beyond the Company’s control, may cause future results of operations to differ materially from past results or those results currently expected or desired. The following information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations (included in Item 7 of this Form 10-K) and the Company’s consolidated financial statements and related notes (included in this Form 10-K).

Business and Operations Risks

The COVID-19 pandemic could have a material adverse impact on our business, financial position, results of operations and cash flows.

The COVID-19 pandemic has disrupted our operations and affected our business and could continue to do so, including as a result of government authorities imposing mandatory closures, work-from-home orders and social distancing protocols, or imposing other restrictions that could materially adversely affect our ability to adequately staff and maintain our operations. Specifically, in 2020 we experienced a temporary facility closure in response to government mandates in one jurisdiction in which we operate. In addition, for the safety of our employees, we temporarily halted one distinct part of production at one facility in response to positive diagnoses of employees for COVID-19 in that part of the facility. We may experience additional closures in the future. The COVID‑19 pandemic, and resulting restrictions and perceptions of health risks, have affected and could have long-term effects on our customers and the economies of countries in which we and our customers operate, and demand for certain of our products could be adversely affected. For example, in 2020, construction project delays and cancellations related to the impacts of the COVID-19 pandemic reduced demand for the Company’s rigid polyol products. The continuation of the COVID-19 pandemic and related governmental actions and initiatives could also impact our ability to secure supplies for our facilities and to provide appropriate personal protective equipment for our employees, which could impact our operations. Our operations could also be adversely affected by other impacts of the pandemic, including, among others, disruptions to our supply of raw materials and transportation and delivery of our products. Because the Company cannot predict the duration or broader impact of the COVID-19 pandemic, the impact on the Company cannot be reasonably estimated, but the pandemic could have a material adverse effect on the Company’s business, financial position, results of operations and cash flows.

Chemical manufacturing is inherently hazardous and may result in accidents or may require planned or unplanned production slowdowns or shutdowns, which may disrupt our operations or expose us to significant losses or liabilities that may have a material impact on our business, financial position, results of operations and cash flows.

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

We are dependent on the continued operation of our production facilities and the loss or shutdown of operations over an extended period could have a material adverse effect on our business, financial position, results of operations and cash flows. The Company maintains property, business interruption, products liability and casualty insurance policies, which we believe are in accordance with customary industry practices, as well as insurance policies covering other types of risks, including pollution legal liability insurance.  However, some of these potential manufacturing hazards and risks may not be insurable. Moreover, even when such hazards and risks are insurable, the insurance coverage may not be sufficient to cover all losses resulting from the occurrence of any of these events.  Each of these insurance policies is subject to customary exclusions, deductibles and coverage limits, in accordance with industry standards and practices.  As a result of market conditions, premiums and deductibles for certain insurance policies can increase substantially and, in some instances, certain insurance may become unavailable or available only with reduced amounts of coverage. There is also a risk, beyond the reasonable control of the Company, that an insurance carrier may not have the financial resources to cover an insurable loss.  As a result, the occurrence of any of these events could have a material adverse effect on the Company’s business, financial position, results of operations and cash flows.

The volatility of raw material, natural gas and electricity costs, as well as any disruption in their supply may result in increased costs and materially and adversely affect the Company’s business, financial position, results of operations and cash flows.

The costs of raw materials, natural gas and electricity represent a substantial portion of the Company’s operating costs.  The principal raw materials used in the Company’s products are petroleum-based or plant-based. Natural gas is used in the Company’s manufacturing sites primarily to generate steam for its manufacturing processes. The prices of many of these raw materials can be subject to periods of rapid and significant instability.  These fluctuations in prices may be affected by supply and demand factors, such as general economic conditions, regulatory developments with respect to and restrictions on the transport of raw materials (some of which may be viewed as hazardous), currency exchange rates, political instability or terrorist attacks, all of which are beyond the Company’s control.  The Company may not be able to pass increased raw material or energy costs on to customers through increases in product prices as a result of arrangements the Company has with certain customers and competitive pressures in the market. In addition, the Company’s suppliers are subject to planned and unplanned production slowdowns and shutdowns, turnarounds and outages. Unplanned production disruptions may occur for external reasons, such as natural disasters, weather, disease, strikes, transportation interruption, government regulation, political unrest or terrorism, or internal reasons, such as fire, explosions, mechanical failure, labor-related work stoppages or slowdowns, maintenance, discharges, contamination, environmental remediation or other manufacturing problems. Certain of our suppliers’ facilities are located in areas where unplanned disruptions are more likely. In the event of supply disruptions, raw materials may not be available to the Company in amounts sufficient to meet our requirements, and alternative raw materials may not be available, may cost substantially more or may take a significant amount of time to for the Company to qualify. If the Company is unable to minimize the effects of increased raw material and energy costs or pass such increased costs on to customers, or manage any interruption to the supply of raw materials or energy, its business, financial position, results of operations and cash flows may be materially and adversely affected.

The Company relies heavily on third-party transportation to deliver raw materials to Company manufacturing facilities and ship products to Company customers. Disruptions in transportation or significant changes in transportation costs could affect the Company’s business, financial position, results of operations and cash flows.

The Company relies heavily on railroads, ships, and other over-the-road shipping methods to transport raw materials to its manufacturing facilities and to ship finished products to customers. Transport operations are exposed to various risks, such as extreme weather conditions, natural disasters, technological problems, work stoppages, personnel shortages and operating hazards, as well as interstate and international transportation regulations. If the Company, its suppliers or third-party transportation operators experience transportation problems, or if there are significant changes in the cost of these services, the Company may not be able to arrange efficient alternatives and timely means to obtain raw materials or ship finished product, which could result in a material adverse effect on Company revenues, costs and operating results. For example, during the second half of 2020, unit margins in our Polymers segment were negatively impacted by incremental raw material costs incurred as a result of the U.S. Army Corps of Engineers closing certain locks on the Illinois River, which the Company’s Millsdale, Illinois facility uses for obtaining raw materials and shipping products.

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

From time to time, the Company initiates expansion and other significant capital projects. Projects of this type are subject to risks of delay or cost overruns inherent in any large construction project resulting from numerous factors, including the following: shortages of equipment, materials or skilled labor; work stoppages; unscheduled delays in the delivery of ordered materials and equipment; unanticipated cost increases; difficulties in obtaining necessary permits or in meeting permit conditions; difficulties in meeting regulatory requirements or obtaining regulatory approvals; availability of suppliers to certify equipment for existing and enhanced regulations; design and engineering problems; and failure or delay of third-party service providers, civil unrest and labor disputes. Significant cost overruns or delays in completing a capital project could have a material adverse effect on the Company’s return on investment, results of operations and cash flows. In addition, if the Company misjudges its future capacity needs, this too could negatively impact its business, financial position, results of operations and cash flows.

Market, Competition and Strategic Risks

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

For example, increased concerns regarding the safety of 1,4 dioxane in consumer products and its potential impact on human health and the environment may lessen the demand for certain of the Company’s products. The Company generates 1,4 dioxane as a by-product during the manufacture of certain of its surfactant products, including alkoxylates and ether sulfates, used by its customers as cleaning agents in household cleaning, personal care and cosmetics products. In their finished form, consumer products that contain ethoxylated surfactants may contain trace amounts of 1,4 dioxane. 1,4 dioxane has been categorized by regulators as a toxic and carcinogenic substance at certain levels. In December 2019, New York adopted a law that, beginning in 2022 and 2023, will permit no more than trace amounts of the chemical in cleaning, personal care and cosmetics products. California and New Jersey, likewise, are also considering regulating 1,4 dioxane. The U.S. Environmental Protection Agency (USEPA) also continues to examine 1,4 dioxane as part of its environmental and occupational regulatory authority. We expect our customers to continue reformulating their personal care, cosmetics and cleaning products in 2021 to meet New York’s 2022 and 2023 deadlines. These trends and corresponding changes in consumer preferences could reduce demand for our ethoxylated surfactant products, as our customers look to reduce the levels of ethoxylated surfactants in their finished products to stay below the maximum allowed levels or transition to alternative surfactants with lower levels of 1,4 dioxane. We are currently modifying our manufacturing process to reduce 1,4 dioxane content to allow customers to continue to use ethoxylated surfactants at current use levels, while also offering consumer product formulation prototypes that contain low/no dioxane containing surfactants currently offered by the Company.

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

Regulatory and Legal Risks

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

In addition, increasingly stringent regulation of human exposure to ethylene oxide by regulatory authorities in the United States could require material expenditures or changes in our manufacturing operations. We use ethylene oxide at our Winder, Georgia and Millsdale, Illinois facilities. We use ethylene oxide in a closed loop process to manufacture surfactants that are used in products such as laundry detergents. The Company does not manufacture ethylene oxide, nor does it use ethylene oxide as a fumigant. Ethylene oxide is listed as a hazardous air pollutant under the Clean Air Act, as amended, emissions of which are regulated by the USEPA and other regulatory authorities. In 2020, Georgia adopted a law requiring any spill or release of ethylene oxide that occurs outside of normal operations to be reported to the state within 24 hours. Georgia and Illinois legislators have proposed legislation that would impose additional restrictions on the use of ethylene oxide. The USEPA is considering new standards for ethylene oxide emissions.  While our production facilities have not yet been materially affected by changes in ethylene oxide regulation, any additional regulatory restrictions on the use or emission of ethylene oxide by facilities could impair our ability to manufacturer certain products in affected locations, including at our Winder, Georgia and Millsdale, Illinois facilities.

Compliance with environmental laws could restrict the Company’s ability to expand its facilities or require the Company to modify its facilities and processes or acquire additional costly pollution control equipment, incur other significant expenses, or expose the Company to greater liability associated with its production processes and products. The Company has incurred and will continue to incur capital expenditures and operating costs in complying with these laws and regulations, as our operations currently use, and have historically used, hazardous materials and generate, and have historically generated, quantities of hazardous waste. Some existing environmental laws and regulations impose liability and responsibility on present and former owners, operators or users of facilities and sites for contamination at those locations without regard to causation or knowledge of contamination. Certain of our sites have an extended history of industrial use, which may expose us to liability. We are subject to regulatory oversight and investigation, remediation, and monitoring obligations at certain current and former U.S. Superfund sites, as well as third-party disposal sites, under federal laws and their state and local analogues, including the RCRA, the Clean Water Act, the Clean Air Act, and CERCLA, as well as analogous foreign laws. See Item 3, Legal Proceedings, in this Form 10-K and Note 16, Contingencies, in the Notes to the Company’s Consolidated Financial Statements (included in Item 8 of this Form 10-K) for a summary of current significant environmental proceedings related to certain environmental sites. In the event that new contamination is discovered, including at facilities we may acquire in the future, the Company may become subject to additional obligations. The costs and liabilities associated with these issues may have a material adverse effect on the Company’s business, financial position, results of operations and cash flows.

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

The Company may be required to pay for losses or injuries purportedly caused by its products. The Company faces an inherent exposure to various types of claims including general liability, product liability, product recall, toxic tort and environmental, among others, if its products, or the end products that are manufactured with the Company’s products, result in property damage, injury or death. In addition, because the Company conducts business in multiple jurisdictions, the Company also faces an inherent exposure to other general claims based on its operations in those jurisdictions and the laws of those jurisdictions, including but not limited to claims arising from its relationship with employees, distributors, agents and customers, and other parties with whom it has a business relationship, directly or indirectly. Many of these claims may be made against the Company even if there is no evidence of a loss from that claim, and these claims may be made by individual persons, groups of persons, or groups of plaintiffs in a class action. Defending these claims could result in significant legal expenses relating to defense costs and/or damage awards and diversion of management’s time and the Company’s resources. Any claim brought against the Company could materially and adversely affect the Company’s business, financial position, results of operations and cash flows.

The Company’s failure to comply with the anti-corruption laws of the United States and various international jurisdictions could negatively impact its reputation and results of operations.

Doing business on a worldwide basis requires the Company to comply with anti-corruption laws and regulations imposed by governments around the world with jurisdiction over our operations, which may include the FCPA and the U.K. Bribery Act 2010 (the Bribery Act), as well as the laws of the countries where the Company does business. These laws and regulations can apply to companies and individual directors, officers, employees and agents, and may restrict the Company’s operations, trade practices, investment decisions and partnering activities. Where they apply, the FCPA and the Bribery Act prohibit, among other things, the Company and its officers, directors, employees and business partners, including joint venture partners and agents acting on the Company’s behalf, from corruptly offering, promising, authorizing or providing anything of value to “foreign officials” for the purposes of influencing official decisions or obtaining or retaining business or otherwise obtaining favorable treatment. The Bribery Act also prohibits non-governmental “commercial” bribery and accepting bribes. Part of the Company’s business may involve dealings with governments and state-owned business enterprises, the employees and representatives of which may be considered “foreign officials” for purposes of the FCPA and the Bribery Act. The Company is also subject to the jurisdiction of various governments and regulatory agencies around the world, which may bring Company personnel and agents into contact with “foreign officials” responsible for issuing or renewing permits, licenses, or approvals or for enforcing other governmental regulations. The Company’s global operations, including in countries with high levels of perceived corruption, expose it to the risk of violating, or being accused of violating, anti-corruption laws. Any failure on the part of the Company to successfully comply with these laws and regulations may expose the Company to reputational harm as well as significant sanctions, including criminal fines, imprisonment of its employees or representatives, civil penalties, disgorgement of profits, injunctions and debarment from government contracts, as well as other remedial measures. Investigations of alleged violations can be expensive and disruptive. Compliance with these laws can increase the cost of doing business globally.  The Company maintains policies and procedures designed to assist the Company and its subsidiaries in complying with applicable anti-corruption laws. However, there can be no guarantee that these policies and procedures will effectively prevent violations by Company employees or representatives for which the Company may be held responsible, and any such violation could materially and adversely affect the Company’s reputation, as well as its business, financial position and results of operations.

International Operations Risks

The Company’s results of operations may be adversely affected by international business risks, including fluctuations in currency exchange rates, legal restrictions and taxes.

The Company has substantial operations outside the United States.  In the year ended December 31, 2020, the Company’s sales outside of the United States constituted approximately 40 percent of the Company’s net sales.  In addition to the risks described in this Annual Report on Form 10‑K that are common to both the Company’s U.S. and non-U.S. operations, the Company faces, and will continue to face, risks related to the Company’s foreign operations, including:

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

Financial Risks

The Company could be adversely affected by downgrades to its credit ratings or disruptions in its ability to access well-functioning credit markets.

Historically, the Company has relied on the debt capital markets to fund portions of its capital investments and other corporate initiatives, as well as access to bank credit facilities as part of its overall financing strategy, including working capital management strategy. The Company’s continued access to these markets, and the terms of such access, depend on multiple factors including the condition of debt capital markets, the Company’s operating performance, and its credit ratings. These ratings are based on a number of factors, which include rating agencies’ assessment of the Company’s financial strength and outlook. There can be no assurance that any particular rating assigned to the Company will remain in effect for any given period of time or that a rating will not be changed or withdrawn by a rating agency, if in that rating agency’s judgment, future circumstances relating to the basis of the rating so warrant. Incurrence of additional debt by the Company could adversely affect its credit ratings. The Company depends on banks and other financial institutions to provide credit to its business and perform under the Company’s agreements with them. Defaults by one or more of these counterparties on their obligations to the Company could materially and adversely affect it. Any downgrade of the

Company’s credit ratings could materially and adversely affect its cost of funds, liquidity, competitive position and access to credit markets and increase the cost of and counterparty risks associated with existing facilities, which could materially and adversely affect the Company’s business, financial position, results of operations and cash flows.

The Company has a significant amount of indebtedness and may incur additional indebtedness, or need to refinance existing indebtedness, in the future, which may adversely affect the Company’s business, financial position, results of operations and cash flows.

The Company has a significant amount of indebtedness and may incur additional indebtedness in the future.  As of December 31, 2020, the Company had $198.7 million of debt on its balance sheet consisting of unsecured promissory notes with maturities ranging from 2021 until 2027.  In addition, the Company is party to a $350.0 million revolving credit facility; as of December 31, 2020, the Company had outstanding letters of credit totaling $6.2 million under the facility and no borrowings, with $343.8 million remaining available for future borrowings.

Certain of the Company’s foreign subsidiaries periodically maintain bank term loans and short-term bank lines of credit in their respective countries to meet working capital requirements as well as to fund capital expenditure programs and acquisitions. As of December 31, 2020, the Company’s foreign subsidiaries did not have any outstanding debt.

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

The Company’s debt agreements contain customary covenants and other provisions that, among other things, require maintenance of certain financial ratios and place limitations on additional debt, investments and payment of dividends.  The Company’s ability to comply with these provisions may be affected by events beyond our control.  Failure to comply with these provisions could require repayment of outstanding debt or lead to a debt restructuring that could materially and adversely affect the Company’s business, financial position, results of operations and cash flows.

In addition, an increase in interest rates could limit the Company’s ability to incur additional debt to fund the Company’s strategic plans or to refinance maturing debt without incurring significant additional costs, and could make borrowings under the Company’s revolving credit facility or other floating rate debt materially more expensive. Further, any future disruptions in the credit and financial markets may reduce the availability of debt financing or refinancing alternatives and increase the costs associated with such financing activities.  If the Company is unable to secure financing when needed on satisfactory terms, or at all, its business, financial position, results of operations and cash flows may be materially and adversely affected.

General Risks

The Company relies extensively on information technology (IT) systems to conduct its business. Interruption of, damage to or compromise of the Company’s IT systems and failure to maintain the integrity of customer, colleague or Company data could harm the Company’s reputation and have an adverse effect on the Company’s business, financial position, results of operations and cash flows.

The Company relies on IT systems in its operations, including production, supply chain, research and development, finance, human resource and regulatory functions. The Company’s ability to effectively manage its business depends on the security, reliability and adequacy of these systems.  IT system failures due to events including but not limited to network disruptions, programming errors, computer viruses and security breaches (e.g., cyber-attacks) could impact production activities, impede shipment of products, cause delays or cancellations of customer orders, or hamper the processing of transactions or reporting of financial results.  These or similar occurrences, whether accidental or intentional, could result in theft, unauthorized use or publication of our intellectual property or  confidential business information of our employees, customers, suppliers or other third parties, which could harm our reputation and competitive position, reduce the value of our investments in research and development and other strategic initiatives, result in a loss of business, as well as remedial and other costs, fines, investigations, enforcement actions or lawsuits or otherwise materially and adversely affect our business, financial position, results of operations and cash flows.

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

	Name of Facility	Location	Site Size	Segment
1.	Millsdale	Millsdale (Joliet), Illinois	492 acres	Surfactants/Polymers
2.	Winder	Winder, Georgia	202 acres	Surfactants
3.	Maywood	Maywood, New Jersey	19 acres	Surfactants / Specialty Products
4.	Stepan France	Voreppe, France	20 acres	Surfactants
5.	Stepan Ecatepec	Ecatepec, Mexico	34 acres	Surfactants
6.	Stepan China	Nanjing, China (Nanjing Chemical Industrial Park)	13 acres (right of use arrangement)	Polymers
7.	Stepan Brazil	Vespasiano, Minas Gerais, Brazil	27 acres	Surfactants
8.	Company Headquarters and Central Research Laboratories	Northfield, Illinois	8 acres	N/A
9.	Company Corporate Supply Chain, Finance, Human Resources, Information Technology and Legal Functions	Northbrook, Illinois	3.25 acres	N/A
10.	Future Company Headquarters	Northbrook, Illinois	1.72 acres (leased)	N/A

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

In addition, under the terms of a settlement agreement reached on November 12, 2004, the U.S. Department of Justice and the Company agreed to fulfill the terms of a Cooperative Agreement reached in 1985 under which the United States has taken title to and is responsible for the removal of radioactive waste at the Maywood site, including past and future remediation costs incurred by the United States.  As such, the Company recorded no liability related to this settlement agreement.

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

Wilmington Site

The Company is currently contractually obligated to contribute to the environmental response costs associated with the Company’s formerly-owned site in Wilmington, Massachusetts (the Wilmington site).  Remediation at this site is being managed by its current owner, to whom the Company sold the property in 1980.  Under the Company’s October 1, 1993 agreement with the current owner of the Wilmington site, once total site remediation costs exceed certain levels, the Company is obligated to contribute up to five percent of future response costs associated with this site with no limitation on the ultimate amount of the Company’s contributions. The Company had paid the current owner $2.97 million for the Company’s portion of environmental response costs at the Wilmington site through December 31, 2020.  The Company has recorded a liability for its portion of the estimated remediation costs for the site.  Depending on the ultimate cost of the remediation at this site, the amount for which the Company is liable could differ materially from the current estimates.

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

As of January 31, 2021, there were 1,737 holders of record of the Company’s common stock. This number does not include beneficial owners whose shares are held by nominees in street name.

(b)	Below is a summary by month of shares purchases by the Company during the fourth quarter of 2020:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)		Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October	32	(2)	$118.03	—		189,050
November	18,175	(2)	$118.71	—		189,050
December	13,341	(2)	$113.90	13,176	(3)	175,874

Total	31,548		$116.68	13,176		175,874

(1)

On February 19, 2013, the Company’s Board of Directors authorized the Company to repurchase up to 1,000,000 shares of its outstanding common stock. Under this program, which does not have an expiration date, repurchases may be made from time to time through open market or privately negotiated transactions, subject to applicable laws.

(2)	Includes shares of Company common stock tendered by employees to settle statutory withholding taxes related to the exercise of stock appreciation rights (SARs).
(3)	Consists of shares of Company common stock purchased on the open market.

(c)	Stock Performance Graph

The following stock performance graph compares the yearly change since December 31, 2015, in cumulative return on the common stock of the Company on a dividend reinvested basis to the Dow Jones Chemical Industry Index and the Russell 2000 Index. The Dow Jones Chemical Industry Index is a market-capitalization weighted grouping of 35 chemical companies, including major manufacturers of both basic and specialty products. The Company is not included in the Dow Jones Chemical Industry Index. The Russell 2000 Index is a market-capitalization weighted grouping of 2,000 small to medium sized companies in a broad range of industries. The Company has been included in the Russell 2000 Index since 1992. The graph assumes $100 was invested on December 31, 2015 and shows the cumulative total return as of each December 31 thereafter.

Item 6. (Removed and Reserved)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis (MD&A) of certain significant factors that have affected the Company’s financial condition and results of operations during the annual periods included in the accompanying consolidated financial statements.

Overview

The Company produces and sells intermediate chemicals that are used in a wide variety of applications worldwide. The overall business is comprised of three reportable segments:

Surfactants - Surfactants, which accounted for 72 percent of the Company’s consolidated net sales in 2020, are principal ingredients in consumer and industrial cleaning and disinfection products such as detergents for washing clothes, dishes, carpets, floors and walls, as well as shampoos and body washes. Other applications include fabric softeners, germicidal quaternary compounds, disinfectants, lubricating ingredients, emulsifiers for spreading agricultural products and industrial applications such as latex systems, plastics and composites. Surfactants are manufactured at five sites in the United States, two European sites (United Kingdom and France), five Latin American sites (one site in Colombia and two sites in each of Brazil and Mexico) and two Asian sites (Philippines and Singapore).  Recent significant Surfactants events include:

•

On January 19, 2020, the Company experienced a power disruption that impacted its Millsdale, Illinois facility. This power outage, combined with below freezing temperatures, led to significant production and operational challenges that impacted both Surfactants and Polymers produced at the site. The Millsdale facility operated on a partial basis and used existing inventories to serve the Company’s customers.  However, on February 17, 2020, power outage-related operational issues impacted the Millsdale site’s waste water treatment plant (WWTP) and forced the Company to stop production at the site.  As a result, the Company declared force majeure for the supply of phthalic anhydride (Polymers) and certain surfactant product lines.  All production lines were fully operational prior to the end of the first quarter of 2020. These operational issues negatively impacted the Company’s 2020 earnings.  The Company finalized an insurance settlement related to this power outage during 2020 and recognized $18.0 million of pre-tax insurance recovery.  This insurance recovery was recognized as a reduction of expenses within cost of sales. The Surfactant and Polymer segments recognized $5.2 million and $12.8 million, respectively, of the insurance settlement.  All expenses, business interruptions and insurance recoveries associated with the Millsdale power outage were recorded in the full year 2020.

•

In September 2020 the Company, through its subsidiaries in Mexico, acquired Clariant (Mexico) S.A. de C.V.’s (Clariant) anionic surfactant business located in Santa Clara, Mexico. The acquisition did not include the purchase of a manufacturing site. The business acquired is being integrated into the Company’s two existing manufacturing sites in Mexico (Matamoros and Ecatepec). This acquisition supports the Company’s growth strategy in Latin America and the Company believes the acquisition will enhance its ability to support customer growth in the Mexican consumer and functional surfactant markets (see Note 20, Acquisitions, of the notes to the Company’s consolidated financial statements (included in Item 8 of this Form 10-K) for additional details).

•

In March 2020, the Company acquired certain assets of Logos Technologies LLC's NatSurFact® business, a rhamnolipid-based line of bio-surfactants derived from renewable sources. These bio-surfactants offer synergies in several strategic end use markets including oilfield, agriculture, personal care, and household, industrial and institutional.  The Company is focusing efforts to further develop, integrate and commercialize these unique surfactants moving forward.  The Company believes the rhamnolipid technology will further advance the growth and sustainability aspirations of both the Company and its customers (see Note 20, Acquisitions, of the notes to the Company’s consolidated financial statements (included in Item 8 of this Form 10-K) for additional details).

•

In February 2021, the Company acquired a fermentation plant, located in Lake Providence, Louisiana.  The Company believes this plant complements the rhamnolipid-based bio-surfactant technology the Company acquired from Logos Technologies in March 2020.  Fermentation is a new platform technology for the Company and the Company is focusing efforts to further develop, integrate, produce and commercialize these unique surfactants moving forward.  Bio-surfactants, produced via fermentation, are attractive due to their biodegradability, low toxicity, and in some cases, unique antimicrobial properties.  These bio-surfactants offer synergies in several strategic end use markets including oilfield, agriculture, personal care and household, industrial and institutional.  The acquisition of this industrial scale fermentation plant represents the latest step in the Company’s bio-surfactant commercialization efforts (see Note 26, Subsequent Events, of the notes to the Company’s consolidated financial statements (included in Item 8 of this Form 10-K) for additional details).

•

In December 2019, the Company acquired an oilfield demulsifier product line. The Company believes this acquisition will accelerate its strategy to diversify into additional application segments within the oilfield end markets. The acquired business did not impact the Company’s 2019 financial results and had a minimal impact on 2020 financial results (see Note 20, Acquisitions, of the notes to the Company’s consolidated financial statements (included in Item 8 of this Form 10-K) for additional details).

•

During the fourth quarter of 2018, the Company shut down Surfactant operations at its plant site in Germany.  The Company ceased Surfactant production at this site to further reduce its fixed cost base, refocus Surfactant resources on higher margin end markets and allow for select assets to be repurposed to support future polyol growth.  Decommissioning costs associated with the shutdown were incurred in 2019 and during the first half of 2020 (see Note 22, Business Restructuring, of the notes to the Company’s consolidated financial statements (included in Item 8 of this Form 10-K) for additional details).

Polymers - Polymers, which accounted for 24 percent of consolidated net sales in 2020, include polyurethane polyols, polyester resins and phthalic anhydride.  Polyurethane polyols are used in the manufacture of rigid foam for thermal insulation in the construction industry and are also a base raw material for coatings, adhesives, sealants and elastomers (collectively, CASE products). Powdered polyester resins are used in coating applications.  CASE and powdered polyester resins are collectively referred to as specialty polyols. Phthalic anhydride is used in unsaturated polyester resins, alkyd resins and plasticizers for applications in construction materials and components of automotive, boating and other consumer products. In addition, the Company uses phthalic anhydride internally in the production of polyols.  In the United States, polyurethane polyols and phthalic anhydride are manufactured at the Company’s Millsdale, Illinois, site, and specialty polyols are manufactured at the Company’s Columbus, Georgia, site.  In Europe, polyurethane polyols are manufactured by the Company’s subsidiary in Germany, and specialty polyols are manufactured by the Company’s Poland subsidiary. In China, polyurethane polyols and specialty polyols are manufactured at the Company’s Nanjing, China, plant.  Additional manufacturing sites were acquired in 2021 as part of the INVISTA polyol acquisition described below.  Recent significant Polymers events include:

•

The operational issues at the Company’s Millsdale, Illinois facility, described in the Surfactants significant events paragraph above, negatively impacted Polymers earnings during the year.  The Polymers segment recognized a $12.8 million insurance recovery related to the Millsdale incident in 2020 (see above).

•

In January 2021, the Company purchased INVISTA’s aromatic polyester polyol business and associated assets.  Included in the transaction were two manufacturing sites, one in Wilmington, North Carolina and the other in Vlissingen, Netherlands along with intellectual property, customer relationships, inventory and working capital.  This acquisition expands the Company’s manufacturing capabilities in both the United States and Europe and enhances the Company’s business continuity capabilities for the market.  The Company believes that INVISTA’s available spare capacity, combined with debottlenecking opportunities in both plants, will allow Stepan to support future market growth in a capital efficient way (see Note 26, Subsequent Events, of the notes to the Company’s consolidated financial statements (included in Item 8 of this Form 10-K) for additional details).

Specialty Products – Specialty Products, which accounted for four percent of consolidated net sales in 2020, include flavors, emulsifiers, and solubilizers used in food, flavoring, nutritional supplement and pharmaceutical applications. Specialty products are primarily manufactured at the Company’s Maywood, New Jersey, site and, in some instances, by third-party contractors.  Recent significant events include:

•

During 2019, the Company restructured its Specialty Products office in the Netherlands and eliminated positions from the site’s supply chain, quality control and research and development areas.  This restructuring was undertaken to better align the number of personnel with current business requirements and reduce costs at the site (see Note 22, Business Restructuring, of the notes to the Company’s consolidated financial statements (included in Item 8 of this Form 10-K) for additional details).

2020 Acquisitions

Logos Technologies

On March 13, 2020, the Company acquired certain assets of Logos Technologies LLC's NatSurFact® business, a rhamnolipid-based line of bio-surfactants derived from renewable sources. These bio-surfactants offer synergies in several strategic end use markets including oilfield, agriculture, personal care and household, industrial and institutional. The acquisition was accounted for as an asset acquisition. The purchase price of the acquisition was $2,040,000 and was paid with cash on hand. All assets acquired are included in the Company’s Surfactants segment. The assets acquired were primarily intangibles, including trademarks and know-how ($1,392,000) and patents ($464,000). Additionally, $184,000 of laboratory equipment was acquired (see Note 20, Acquisitions, for additional details).

Clariant (Mexico)

On September 17, 2020 the Company, through its subsidiaries in Mexico, acquired Clariant’s anionic surfactant business located in Santa Clara, Mexico.  The acquisition did not include the purchase of a manufacturing site.  The business acquired is being integrated into the Company’s two existing manufacturing sites in Mexico (Matamoros and Ecatepec).  The Company believes the purchase of Clariant’s surfactants business will enhance its ability to support customer growth in consumer and functional products end markets within Mexico.  The acquisition was accounted for as a business combination, and accordingly, the assets acquired were measured and recorded at their estimated fair values.  The purchase price of the acquisition was $14,000,000 plus associated value-added taxes (VAT).  As of December 31, 2020, $13,519,000, inclusive of $308,000 net VAT, had been paid with cash on hand.  All assets acquired are included in the Company’s Surfactants segment.  The assets acquired as of December 31, 2020 were intangibles, including trademarks and know-how ($1,300,000), customer lists ($8,000,000), a non-compete agreement ($300,000) and goodwill ($4,225,000).  See Note 20, Acquisitions, of the notes to the Company’s consolidated financial statements (included in Item 8 of this Form 10-K) for additional details.

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

	Income (Expense) For the Year Ended December 31
(In millions)	2020	2019	Change
Deferred Compensation (Operating expenses)	$(10.0)	$(15.1)	$5.1	(1)
Investment Income (Other, net)	1.6	0.9	0.7
Realized/Unrealized Gains (Losses) on Investments (Other, net)	3.1	3.8	(0.7)
Pretax Income Effect	$(5.3)	$(10.4)	$5.1

	Income (Expense) For the Year Ended December 31
(In millions)	2019	2018	Change
Deferred Compensation (Operating expenses)	$(15.1)	$2.3	$(17.4	) (1)
Investment Income (Other, net)	0.9	1.5	(0.6)
Realized/Unrealized Gains on Investments (Other, net)	3.8	(2.7)	6.5
Pretax Income Effect	$(10.4)	$1.1	$(11.5)
(1)	See the Segment Results – Corporate Expenses sections of this MD&A for details regarding the period-over-period changes in deferred compensation.

Below are the year-end Company common stock market prices used in the computation of deferred compensation income and expense:

	December 31
	2020	2019	2018	2017
Company Stock Price	$119.32	$102.44	$74.00	$78.97

Effects of Foreign Currency Translation

The Company’s foreign subsidiaries transact business and report financial results in their respective local currencies. As a result, foreign subsidiary income statements are translated into U.S. dollars at average foreign exchange rates appropriate for the reporting period. Because foreign exchange rates fluctuate against the U.S. dollar over time, foreign currency translation affects year-over-year comparisons of financial statement items (i.e., because foreign exchange rates fluctuate, similar year-to-year local currency results for a foreign subsidiary may translate into different U.S. dollar results). The following tables present the effects that foreign currency translation had on the year-over-year changes in consolidated net sales and various income line items for 2020 compared to 2019 and 2019 compared to 2018:

	For the Year Ended December 31		Increase	(Decrease) Due to Foreign Currency
(In millions)	2020	2019		Translation
Net Sales	$1,869.8	$1,858.7	$11.1	$(45.7)
Gross Profit	383.6	339.7	43.9	(10.2)
Operating Income	171.5	127.3	44.2	(7.7)
Pretax Income	171.1	125.9	45.2	(7.6)

	For the Year Ended			(Decrease) Due
	December 31		Increase	to Foreign Currency
(In millions)	2019	2018	(Decrease)	Translation
Net Sales	$1,858.7	$1,993.9	(135.2)	$(37.3)
Gross Profit	$339.7	$339.3	0.4	(5.0)
Operating Income	$127.3	$149.3	(22.0)	(2.5)
Pretax Income	$125.9	$137.8	(11.9)	(2.4)

Results of Operations

2020 Compared with 2019

Summary

Net income attributable to the Company for 2020 increased 23 percent from $103.1 million, or $4.42 per diluted share in 2019 to $126.8 million, or $5.45 per diluted share, in 2020. Adjusted net income increased 11 percent to $132.0 million, or $5.68 per diluted share, from $119.4 million, or $5.12 per diluted share in 2019 (see the “Reconciliations of Non-GAAP Adjusted Net Income and Diluted Earnings per Share” section of this MD&A for reconciliations between reported net income attributable to the Company and reported earnings per diluted share and non-GAAP adjusted net income and adjusted earnings per diluted share). Below is a summary discussion of the major factors leading to the year-over-year changes in net sales, expenses and income. A detailed discussion of segment operating performance for 2020 compared to 2019 follows the summary.

Consolidated net sales increased $11.1 million, or one percent, between years.  Consolidated sales volume increased three percent, which positively impacted the change in net sales by $49.6 million.  Sales volume in the Surfactant segment increased six percent while sales volume in the Polymer and Specialty Products segments decreased five and three percent, respectively.  Higher average selling prices positively impacted the change in net sales by $7.1 million.  Foreign currency translation negatively impacted the year-over-year change in net sales by $45.7 million primarily due to a stronger U.S. dollar against the Latin American currencies used in certain of the Company’s foreign operations.

Operating income increased $44.3 million, or 35 percent, between years.  Surfactant operating income increased $46.3 million, or 38 percent versus operating income reported in 2019.  Polymer and Specialty Products operating income decreased $1.4 million and $2.4 million, respectively.  Deferred compensation expenses and business restructuring expenses decreased $5.2 million and $1.5 million, respectively, year-over-year.  Corporate expenses, excluding deferred compensation and business restructuring expenses, were up $4.9 million year-over-year.  Most of this increase reflects higher incentive-based compensation and acquisition-related expenses, partially offset by lower environmental remediation expenses.  Foreign currency translation had an unfavorable $7.7 million effect on year-over-year consolidated operating income.

Operating expenses (including deferred compensation expense and business restructuring expenses) decreased $0.4 million, or less than one percent, between years. Changes in the individual income statement line items that comprise the Company’s operating expenses were as follows:

•	Selling expenses decreased $1.4 million, or two percent, year-over-year largely due to lower travel and entertainment expenses as a result of COVID-19 restrictions.

•

Administrative expenses increased $4.8 million, or six percent, year-over-year. This increase was primarily due to higher incentive-based compensation and acquisition-related expenses in 2020 that were partially offset by non-recurring 2019 environmental remediation costs. The majority of the environmental remediation costs in 2019 related to the Company’s Maywood, New Jersey site and the Company’s formerly-owned site in Wilmington, Massachusetts.

•	Research, development and technical service (R&D) expenses increased $2.9 million, or five percent, year-over-year primarily due to higher incentive-based compensation expenses.
•

Deferred compensation expense decreased $5.2 million primarily due to a $16.88 per share increase in the market price of Company common stock during 2020 compared to a $28.44 per share increase in 2019.  See the Overview and Segment Results - Corporate Expenses sections of this MD&A for further details.

•

Business restructuring expenses were $1.2 million in 2020 versus $2.7 million in 2019.  The 2020 restructuring expenses were primarily comprised of ongoing decommissioning costs associated with the Company’s manufacturing facility in Canada that ceased operations in the fourth quarter of 2016 ($1.1 million) and decommissioning expenses associated with the Company’s 2018 sulfonation shut down in Germany ($0.1 million).  The 2019 restructuring expenses were primarily comprised of severance and office shutdown expenses related to the Specialty Products Netherland office restructuring ($0.7 million), decommissioning costs associated with the Company’s Canadian plant closure ($1.4 million), and decommissioning expenses associated with the Company’s sulfonation shut down in Germany ($0.9 million).  See Note 22, Business Restructuring, of the notes to the Company’s consolidated financial statements (included in Item 8 of this Form 10-K) for additional details.

Net interest expense in 2020 declined $0.5 million, or nine percent, versus prior year.  This decrease was primarily attributable to lower interest expense resulting from scheduled debt repayments and the non-recurrence of two one-time events in 2019: (a) the recognition of make-whole interest expense associated with the Company’s voluntary prepayment of its 5.88 percent Senior Notes, partially offset by (b) the recognition of interest income associated with a Brazilian VAT tax recovery. Partially offsetting the above was lower interest income earned in 2020 as a result of lower global interest rates.

Other, net was $5.0 million of income in 2020 versus $4.6 million of income in 2019.   The Company recognized $4.8 million of investment income (including realized and unrealized gains and losses) for the Company’s deferred compensation and supplemental defined contribution mutual fund assets in 2020 compared to $4.9 million of investment income in 2019.  In addition, the Company reported foreign exchange gains of $1.4 million in 2020 versus $0.1 million of foreign exchange gains in 2019.  The Company also reported $0.5 million of higher net periodic pension cost expense in 2020 versus the prior year.  Other miscellaneous items resulted in $0.2 million of higher expense in 2020 versus 2019.

The year-to-date effective tax rate was 25.4 percent in 2020 compared to 18.1 percent in 2019.  This increase was primarily attributable to: (a) the non-recurrence of a favorable tax benefit recognized in the third quarter of 2019 on incremental U.S. tax credits identified as part of a research and development tax credit study; (b) a non-recurring unfavorable tax cost in the fourth quarter of 2020 related to cash repatriations to facilitate the 2021 INVISTA acquisition, and (c) a less favorable geographical mix of income in 2020 versus 2019.  See Note 9, Income Taxes, of the notes to the Company’s consolidated financial statements (included in Item 8 of this Form 10-K) for a reconciliation of the statutory U.S. federal income tax rate to the effective tax rate.

Segment Results

(In thousands)	For the Year Ended
Net Sales	December 31, 2020	December 31, 2019	Increase (Decrease)	Percent Change
Surfactants	$1,351,686	$1,272,723	$78,963	6
Polymers	452,277	512,347	(60,070)	-12
Specialty Products	65,787	73,675	(7,888)	-11
Total Net Sales	$1,869,750	$1,858,745	$11,005	1

(In thousands)	For the Year Ended
Operating Income	December 31, 2020	December 31, 2019	Increase (Decrease)	Percent Change
Surfactants	$169,101	$122,780	$46,321	38
Polymers	68,214	69,567	(1,353)	-2
Specialty Products	13,966	16,415	(2,449)	-15
Segment Operating Income	$251,281	$208,762	$42,519	20
Corporate Expenses, Excluding Deferred Compensation and Restructuring	68,559	63,618	4,941	8
Deferred Compensation Expense (Income)	9,988	15,140	(5,152)	-34
Business Restructuring	1,212	2,744	(1,532)	-56
Total Operating Income	$171,522	$127,260	$44,262	35

Surfactants

Surfactant 2020 net sales increased $79.0 million, or six percent, versus 2019 net sales.  A six percent increase in sales volume and higher average selling prices positively impacted the change in net sales by $67.2 million and $55.0 million, respectively.  The unfavorable impact of foreign currency translation negatively impacted the change in net sales by $43.2 million.  A year-over-year comparison of net sales by region follows:

	For the Year Ended
(In thousands)	December 31, 2020	December 31, 2019	Increase (Decrease)	Percent Change
North America	$826,841	$766,341	$60,500	8
Europe	234,631	240,711	(6,080)	-3
Latin America	234,568	212,405	22,163	10
Asia	55,646	53,266	2,380	4
Total Surfactants Segment	$1,351,686	$1,272,723	$78,963	6

Net sales for North American operations increased $60.5 million, or eight percent, between years.  A six percent increase in sales volume and higher average selling prices positively impacted the change in net sales by $43.3 million and $17.6 million, respectively.   The sales volume growth was primarily due to higher demand for products sold into the consumer product end markets, driven by increased demand for cleaning, disinfection and personal wash products as a result of COVID-19, partially offset by lower demand in the functional product end markets, principally agriculture and oilfield.  Foreign currency translation negatively impacted the change in net sales by $0.4 million.

Net sales for European operations decreased $6.1 million, or three percent, year-over-year.  A seven percent decrease in sales volume negatively impacted the change in net sales $16.6 million.  The lower sales volume reflects lost business at one customer that was partially offset by higher demand for products from our distribution partners.  Higher average selling prices and the favorable impact of foreign currency translation positively impacted the change in net sales by $7.5 million and $3.0 million, respectively.  A weaker U.S. dollar relative to the European euro and British pound sterling led to the foreign currency translation effect.

Net sales for Latin American operations increased $22.2 million, or ten percent, between years, primarily due to an 18 percent increase in sales volume and higher average selling prices.  These items positively impacted the year-over-year change in net sales by $38.8 million and $31.3 million, respectively.  The sales volume growth primarily reflects higher demand for products sold into the consumer product end markets, driven by increased demand for cleaning products, and a fully operational Ecatepec, Mexico facility in 2020.  Partially offsetting the above was the unfavorable impact of foreign currency translation which negatively impacted the change in net sales by $47.9 million.  The year-over-year strengthening of the U.S dollar against the Brazilian real, Mexican peso and the Colombian peso led to the foreign currency effect.

Net sales for Asian operations increased $2.4 million, or four percent, primarily due to a three percent increase in sales volume and the favorable impact of foreign currency translation.  These items favorably impacted the change in net sales by $1.7 million and $2.1 million, respectively.  The sales volume growth was mostly due to higher demand for products sold into the agricultural end market.  A weaker U.S. dollar relative to the Philippine peso led to the foreign currency translation effect.  Lower average selling prices negatively impacted the change in net sales by $1.4 million.

Surfactant operating income for 2020 increased $46.3 million, or 38 percent, versus operating income reported in 2019.  Gross profit increased $49.1 million, or 22 percent year-over-year.  Operating expenses increased $2.8 million, or three percent.  Year-over-year comparisons of gross profit by region and total segment operating expenses and operating income follow:

	For the Year Ended
(In thousands)	December 31, 2020	December 31, 2019	Increase (Decrease)	Percent Change
Gross Profit and Operating Income
North America	$173,213	$140,335	$32,878	23
Europe	37,558	34,083	3,475	10
Latin America	46,284	32,292	13,992	43
Asia	12,414	13,622	(1,208)	-9
Surfactants Segment Gross Profit	$269,469	$220,332	$49,137	22
Operating Expenses	100,368	97,552	2,816	3
Operating Income	$169,101	$122,780	$46,321	38

Gross profit for North American operations increased $32.9 million, or 23 percent, between years primarily due to higher unit margins that positively impacted the change in gross profit by $25.0 million.  The higher unit margins primarily reflect a more favorable customer and product mix largely due to increased volume to the Company’s Tier 2 and Tier 3 customers.  A six percent increase in sales volumes positively impacted the change in gross profit by $7.9 million.   Most of the sales volume increase was attributable to increased demand for cleaning, disinfection and personal wash products.

Gross profit for European operations increased $3.5 million, or ten percent, primarily due to higher unit margins and the favorable impact of foreign currency translation.  These items positively impacted the change in gross profit by $5.4 million and $0.4 million, respectively.  The higher unit margins were attributable to a more favorable product and customer mix in 2020 resulting from higher demand for biocidal quaternaries and lower demand for commodity softeners.  A seven percent decline in sales volume negatively impacted the change in gross profit by $2.3 million.

Gross profit for Latin American operations increased $14.0 million, or 43 percent, year-over-year primarily due to higher unit margins that contributed $19.0 million to the increase in net sales.  The higher unit margins primarily reflect the Company’s Mexican sites being fully operational in 2020 versus the prior year when Mexico incurred higher freight and supply chain expenses as a result of the 2019 sulfonation equipment failure at the Ecatepec, Mexico site.  In addition, more favorable customer and product mix favorably impacted gross margins largely due to increased volume to the Company’s Tier 2 and Tier 3 customers.  An 18 percent increase in sales volume favorably impacted net sales by $5.9 million.  The sales volume growth primarily reflects higher demand for products sold into the consumer products end markets, driven by increased demand for cleaning and disinfection products, and a fully operational Ecatepec, Mexico facility in 2020. The unfavorable impact of foreign currency translation negatively impacted gross margins by $10.9 million.

Gross profit for Asian operations decreased $1.2 million, or nine percent, primarily due to lower unit margins.  The lower unit margins negatively impacted the change in gross profit by $1.9 million.  The lower unit margins were partially offset by a three percent increase in sales volume and the favorable impact of foreign currency translation.  These items positively impacted the change in gross profit by $0.4 million and $0.3 million, respectively.

Operating expenses for the Surfactant segment increased $2.8 million, or three percent, year-over-year. Most of this increase   was attributable to higher salaries and incentive-based compensation expense.

Polymers

Polymers 2020 net sales decreased $60.1 million, or 12 percent, versus net sales in 2019.  A five percent decrease in sales volume negatively impacted the year-over-year change in net sales by $29.9 million.  The unfavorable impact of lower average selling prices and foreign currency translation negatively impacted the year-over-year change in net sales by $27.6 million and $2.6 million, respectively.  A year-over-year comparison of net sales by region follows:

	For the Year Ended
(In thousands)	December 31, 2020	December 31, 2019	(Decrease)	Percent Change
North America	$265,700	$314,549	$(48,849)	-16
Europe	147,289	158,455	(11,166)	-7
Asia and Other	39,288	39,343	(55)	0
Total Polymers Segment	$452,277	$512,347	$(60,070)	-12

Net sales for North American operations declined $48.8 million, or 16 percent, primarily due to a 10 percent decrease in sales volume.  The decline in sales volume negatively impacted the year-over-year change in net sales by $32.2 million.  Sales volume of phthalic anhydride decreased 38 percent due to volume lost as a result of the first quarter 2020 Millsdale, IL plant power outage, share loss at one customer and soft market demand.  Sales volume of polyols used in rigid foam applications decreased two percent due to COVID-19 related construction project delays and cancellations.  Lower average selling prices negatively impacted the change in net sales by $16.6 million.  The lower average selling prices reflect lower raw material market prices.

Net sales for European operations decreased $11.2 million, or seven percent, year-over-year.  Lower average selling prices, the unfavorable impact of foreign currency translation and a one percent decrease in sales volume negatively impacted the year-over-year change in net sales by $8.2 million, $1.9 million and $1.0 million, respectively.  The lower average selling prices reflect lower raw material costs and a stronger U.S. dollar relative to the Polish zloty led to the foreign currency translation impact.  The decline in sales volume principally reflects softer demand during the first half of 2020 due to deferred and canceled construction projects as a result of COVID-19.

Net sales for Asian and Other operations were flat year-over-year.  A nine percent increase in sales volume favorably impacted the change in net sales by $3.4 million and was primarily attributable to higher demand in livestock and cold storage end markets within China.  Lower average selling prices and the unfavorable impact of foreign currency translation negatively impacted the change in net sales by $2.7 million and $0.7 million, respectively.  The lower average selling prices reflect lower raw material costs.

Polymer operating income for 2020 decreased $1.4 million, or two percent, versus operating income for 2019. Gross profit decreased $2.0 million, or two percent, year-over-year.  Operating expenses decreased $0.7 million, or two percent, in 2020.  Year-over-year comparisons of gross profit by region and total segment operating expenses and operating income follow:

	For the Year Ended
(In thousands)	December 31, 2020	December 31, 2019	Increase (Decrease)	Percent Change
Gross Profit and Operating Income
North America	$60,161	$69,362	$(9,201)	-13
Europe	26,555	23,299	3,256	14
Asia and Other	9,691	5,752	3,939	68
Polymers Segment Gross Profit	$96,407	$98,413	$(2,006)	-2
Operating Expenses	28,193	28,846	(653)	-2
Operating Income	$68,214	$69,567	$(1,353)	-2

Gross profit for North American operations decreased $9.2 million, or 13 percent, primarily due to a 10 percent decline in sales volume and lower unit margins.  These two items negatively impacted the year-over-year change in gross profit by $7.1 million and $2.1 million, respectively. The decrease in sales volume primarily reflects lost phthalic anhydride volume due to the first quarter 2020 Millsdale, IL power outage and share loss at one customer, combined with lower rigid polyols demand as a result of COVID-19 related construction project delays and cancellations.  The lower unit margins were primarily attributable to the first quarter 2020 power outage at the Company’s Millsdale, IL facility, which forced a temporary production shutdown and resulted in higher maintenance, supply chain costs and unit overhead rates.  In addition, incremental raw material costs were incurred in 2020 as a result of the Illinois River lock closures.  Partially offsetting the above was a $12.8 million insurance recovery related to the Millsdale power outage.

Gross profit for European operations increased $3.3 million, or 14 percent, primarily due to higher unit margins.  The higher unit margins positively impacted the year-over-year change in gross profit by $3.6 million.  The higher unit margins partially reflect the non-recurrence of a maintenance shutdown at the Company’s Germany site in 2019.  The unfavorable impact of foreign currency translation and a one percent decline in sales volume negatively impacted the change in gross profit by $0.2 million and $0.1 million, respectively.  The decline in sales volume primarily reflects lower demand for polyols used in rigid foam applications during the first half of 2020 due to deferred or canceled construction projects as a result of COVID-19.

Gross profit for Asia and Other operations improved $3.9 million, or 68 percent, due to higher unit margins, nine percent volume growth and the favorable impact of foreign currency translation.  These items positively impacted the year-over-year change in gross profit by $3.2 million, $0.5 million and $0.2 million, respectively.  Unit margins benefited from a government reimbursement related to the government-mandated China JV shutdown in 2012 ($3.7 million) and were negatively impacted by the higher cost of outsourcing due to unplanned production issues in the fourth quarter of 2020.

Operating expenses for the Polymers segment decreased $0.7 million, or two percent, year-over-year.

Specialty Products

Specialty Products net sales decreased $7.9 million, or 11 percent, versus net sales in 2019.   This decrease was primarily due to a three percent decrease in sales volume and lower average selling prices.  Gross profit and operating income decreased $2.5 million and $2.4 million, respectively, primarily due to lower margins within the Company’s medium chain triglycerides product line.

Corporate Expenses

Corporate expenses, which include deferred compensation, business restructuring and other operating expenses that are not allocated to the reportable segments, decreased $1.7 million between years.  Corporate expenses were $79.8 million in 2020 versus $81.5 million in the prior year.  This decrease was primarily attributable to lower deferred compensation ($5.2 million), business restructuring ($1.5 million) and environmental remediation expenses ($3.7 million) in 2020.  Higher incentive-based compensation and acquisition-related expenses partially offset the decreases above.

Deferred compensation expense decreased $5.2 million between years.  This decrease was primarily due to a $16.88 per share increase in the market price of the Company’s common stock in 2020 compared to a $28.44 per share increase in 2019. The following table presents the period-end Company common stock market prices used in the computation of deferred compensation expenses in 2020 and 2019:

	December 31
	2020	2019	2018	2017
Company Stock Price	$119.32	$102.44	$74.00	$78.97

2019 Compared with 2018

Summary

Net income attributable to the Company for 2019 decreased seven percent from $111.1 million, or $4.76 per diluted share in 2018 to $103.1 million, or $4.42 per diluted share, in 2019. Adjusted net income increased seven percent to $119.4 million, or $5.12 per diluted share in 2019, from $111.7 million, or $4.79 per diluted share in 2018 (see the “Reconciliations of Non-GAAP Adjusted Net Income and Diluted Earnings per Share” section of this MD&A for reconciliations between reported net income attributable to the Company and reported earnings per diluted share and non-GAAP adjusted net income and adjusted earnings per diluted share). Below is a summary discussion of the major factors leading to the year-over-year changes in net sales, profits and expenses. A detailed discussion of segment operating performance for 2019 compared to 2018 follows the summary.

Consolidated net sales decreased $135.1 million, or seven percent, between years.  Lower average selling prices negatively impacted the year-over-year change in net sales by $60.8 million.  The decrease in average selling prices was primarily due to the pass through of lower raw material costs.  Foreign currency translation negatively impacted the year-over-year change in net sales by $37.3 million due to a stronger U.S. dollar against most currencies used in the Company’s foreign operations.  Consolidated sales volume decreased two percent and negatively impacted the change in net sales by $37.0 million.  Sales volume in the Surfactant segment decreased three percent while sales volume in the Polymer and Specialty Product segments increased four and one percent, respectively.

Operating income declined $22.0 million, or 15 percent, between years.  The majority of this decrease reflects higher deferred compensation expenses in 2019.  Deferred compensation expenses increased $17.5 million year-over-year. Corporate expenses, excluding deferred compensation and business restructuring expenses, were up $1.6 million year-over-year.  Most of this increase reflects higher environmental remediation expense recognized in 2019.  From a segment perspective, Specialty Product and Polymer operating income improved by $4.8 million and $3.2 million, respectively, whereas Surfactant operating income declined by $10.7 million.  Foreign currency translation had an unfavorable $2.5 million effect on year-over-year consolidated operating income.

Operating expenses (including deferred compensation expense and business restructuring expenses) increased $22.4 million, or 12 percent, between years. Changes in the individual income statement line items that comprise the Company’s operating expenses were as follows:

•	Selling expenses increased $0.6 million, or one percent, year over year.
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

•

Business restructuring expenses were $2.7 million in 2019 versus $2.6 million in 2018.  The 2019 restructuring expenses were primarily comprised of severance and office shutdown expenses related to the Specialty Products Netherlands office restructuring ($0.7 million), ongoing decommissioning costs associated with the Company’s manufacturing facility in Canada that ceased operations in the fourth quarter of 2016 ($1.4 million), and decommissioning expenses associated with the Company’s 2018 sulfonation shut down in Germany ($0.9 million).  The 2018 restructuring expenses were comprised of asset and spare parts write-downs related to the Company’s decision to cease Surfactant operations in Germany ($1.4 million) and decommissioning costs associated with the Canadian plant closure ($1.2 million). See Note 22, Business Restructuring, of the notes to the Company’s consolidated financial statements (included in Item 8 of this Form 10-K) for additional information.

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

The effective tax rate was 18.1 percent in 2019 compared to 19.4 percent in 2018.  This decrease was primarily attributable to incremental U.S. research and development tax credits, partially offset by other non-recurring favorable tax benefits recognized in 2018.  See Note 9, Income Taxes, of the notes to the Company’s consolidated financial statements (included in Item 8 of this From 10-K) for a reconciliation of the statutory U.S. federal income tax rate to the effective tax rate.

Segment Results

(In thousands)	For the Year Ended
Net Sales	December 31, 2019	December 31, 2018	(Decrease)	Percent Change
Surfactants	$1,272,723	$1,385,932	$(113,209)	-8
Polymers	512,347	527,420	(15,073)	-3
Specialty Products	73,675	80,505	(6,830)	-8
Total Net Sales	$1,858,745	$1,993,857	$(135,112)	-7

(In thousands)	For the Year Ended
Operating Income	December 31, 2019	December 31, 2018	Increase (Decrease)	Percent Change
Surfactants	$122,780	$133,518	$(10,738)	-8
Polymers	69,567	66,373	3,194	5
Specialty Products	16,415	11,661	4,754	41
Segment Operating Income	$208,762	$211,552	$(2,790)	-1
Corporate Expenses, Excluding Deferred Compensation and Restructuring	63,618	62,028	1,590	3
Deferred Compensation Expense (Income)	15,140	(2,329)	17,469	NM
Business Restructuring	2,744	2,588	156	6
Total Operating Income	$127,260	$149,265	$(22,005)	-15

Surfactants

Surfactants 2019 net sales decreased $113.2 million, or eight percent, versus 2018 net sales.  The unfavorable impact of lower sales volume, lower average selling prices and foreign currency translation negatively impact the year-over-year change in net sales by $48.1 million, $40.8 million and $24.3 million, respectively.  Sales volume decreased three percent year-over-year.  Approximately 46 percent of the decline in sales volume was due to the Company’s sulfonation shut down in Germany during the fourth quarter of 2018. A year-over-year comparison of net sales by region follows:

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

Gross profit for European operations increased $3.5 million, or 12 percent, primarily due to lower overhead costs and higher unit margins resulting from the Company ceasing Surfactant production at its German plant site during the fourth quarter of 2018.  Unit margins also benefited from double digit volume growth in the agricultural and oilfield end markets.  Higher unit margins favorably impacted the year-over-year change in gross profit by $8.0 million.  A nine percent decline in sales volume and the unfavorable effect of foreign currency translation negatively impacted the current year by $2.7 million and $1.8 million, respectively.  The lower sales volume is primarily attributable to the Company’s sulfonation shut down in Germany during the fourth quarter of 2018, partially offset by volume growth in the agricultural and oilfield end markets.

Gross profit for Latin American operations increased $5.7 million, or 22 percent, year-over-year primarily due to higher unit margins.  Higher unit margins positively impacted the year-over-year change in gross profit by $7.8 million.  The higher unit margins partially reflect one-time benefits related to a VAT tax recovery in Brazil and insurance recovery related to the Ecatepec, Mexico sulfonation equipment failure.  Excluding the effect of the above items, average margins were flat between years.  The unfavorable impact of foreign currency translation and three percent lower sales volume negatively impacted the year-over-year change in gross profit by $1.4 million and $0.7 million, respectively.

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

Gross profit for North American operations increased $0.5 million, or one percent, due to slightly higher sales volume.  Sales volume of polyols used in rigid foam applications increased 12 percent during 2019 but was largely offset by lower phthalic anhydride and specialty polyols sales volume.  Average unit margins were flat year-over-year.  The flat margins largely reflect the consumption of higher priced 2018 year-end inventories carried to guard against winter supply disruptions and the non-recurrence of a $2.1 million class action settlement received in the first quarter of 2018.

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

Corporate Expenses

Corporate expenses, which include deferred compensation, business restructuring and other operating expenses that are not allocated to the reportable segments, increased $19.2 million between years.  Corporate expenses were $81.5 million in 2019 versus $62.3 million in the prior year.  This increase was primarily attributable to higher deferred compensation expense ($17.5 million).  Higher environmental remediation expenses in 2019, partially offset by the costs associated with the Company’s 2018 first quarter acquisition in Mexico, also contributed to the year-over-year increase.

Deferred compensation expense increased $17.5 million between years.  This increase was primarily due to a $28.44 per share increase in the market price of the Company’s common stock in 2019 compared to a $4.97 per share decline in 2018. The following table presents the period-end Company common stock market prices used in the computation of deferred compensation expenses in 2019 and 2018:

	December 31
	2019	2018	2017
Company Stock Price	$102.44	$74.00	$78.97

Liquidity and Capital Resources

Overview

Historically, the Company’s principal sources of liquidity have included cash flows from operating activities, available cash and cash equivalents and the proceeds from debt issuance and borrowings under credit facilities. The Company’s principal uses of cash have included funding operating activities, capital investments and acquisitions.

For 2020, cash generated from operating activities was $235.2 million compared to cash generated of $218.4 million in 2019. For 2020, investing cash outflows totaled $139.0 million, as compared to an outflow of $112.7 million in the prior year period.  Financing activities were a use of $64.9 million in 2020, as compared to a use of $90.5 million in 2019. Cash and cash equivalents as of December 31, 2020 increased by $34.6 million compared to December 31, 2019, including a favorable exchange rate impact of $3.3 million.

As of December 31, 2020, the Company’s cash and cash equivalents totaled $349.9 million. Cash in U.S. demand deposit accounts and money market funds totaled $76.1 million and $123.7 million, respectively.  The Company’s non-U.S. subsidiaries held $150.1 million of cash outside the United States as of December 31, 2020.

Operating Activity

Net income in 2020 increased by $24.6 million versus the comparable period in 2019. Working capital was a cash source of $2.4 million in 2020 versus a cash source of $17.6 million in 2019.

Accounts receivable were a use of $23.4 million in 2020 compared to a source of $4.9 million in 2019. Inventories were a use of $15.4 million in 2020 versus a source of $28.5 million in 2019. Accounts payable and accrued liabilities were a source of $55.7 million in 2020 compared to a use of $15.1 million for the same period in 2019.

Working capital requirements were higher in 2020 compared to 2019 primarily due to the changes noted above.  The higher accounts receivables cash usage in 2020 was primarily due to higher sales volume within the consumer product end markets to support increased demand for cleaning, disinfection and personal wash products.  The 2020 increase in inventories cash usage reflects inventory builds to support higher finished goods demand within the consumer product end markets.  The 2020 accounts payable and accrued liabilities higher cash source reflect higher raw material quantities and prices and higher incentive-based compensation accruals.  It is management’s opinion that the Company’s liquidity is sufficient to provide for potential increases in working capital requirements during 2021.

Investing Activity

Cash used for investing activities increased $26.4 million year-over-year. Cash used for capital expenditures was $125.8 million in 2020 versus $105.6 million in 2019. Other investing activities were a use of $13.2 million in 2020 versus a use of $7.1 million in 2019. The current year cash use in other investing activities was primarily attributable to: (a) the Company’s first quarter 2020 acquisition of certain assets from Logos Technologies LLC’s NatSurFact business, a rhamnolipid-based line of bio-surfactants derived from renewable resources ($2.0 million) and (b) the Company’s third quarter 2020 acquisition of Clariant’s Mexico anionic surfactant business ($13.5 million). The cash use in other investing activities in 2019 was primarily attributable to the $9.0 million acquisition of an oilfield demulsifier product line during the fourth quarter of 2019.

For 2021, the Company estimates that total capital expenditures will range from $150 million to $170 million, including growth initiatives, infrastructure and optimization spending in the United States, Germany and Mexico.

Financing Activity

Cash flow from financing activities was a use of $64.9 million in 2020 versus a use of $90.5 million in 2019.  The lower cash usage in 2020 primarily reflects the non-recurrence of the Company’s voluntary prepayment of $17.1 million of outstanding principal balance of its 5.88 percent senior notes in 2019.

The Company purchases shares of its common stock in the open market or from its benefit plans from time to time to fund its own benefit plans and to mitigate the dilutive effect of new shares issued under its benefit plans. The Company may, from time to time, seek to retire or purchase additional amounts of its outstanding equity and/or debt securities through cash purchases and/or exchanges for other securities, in open market purchases, privately negotiated transactions or otherwise, including pursuant to plans meeting the requirements of Rule 10b5-1 promulgated by the SEC.  Such repurchases or exchanges, if any, will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. For the twelve months ended December 31, 2020, the Company purchased 173,956 shares at a total cost of $15.3 million.  At December 31, 2020, there were 175,874 shares remaining under the current share repurchase authorization.

Debt and Credit Facilities

Consolidated balance sheet debt decreased by $23.4 million for 2020, from $222.1 million to $198.7 million, primarily due to scheduled debt repayments.  In 2020, net debt (which is defined as total debt minus cash – See the “Reconciliation of Non-GAAP Net Debt” section of this MD&A) decreased by $57.9 million, from a negative $93.3 million to a negative $151.2 million, as cash balances of $349.9 million exceeded total debt of $198.7 million.

As of December 31, 2020, the ratio of total debt to total debt plus shareholders’ equity was 16.8 percent compared to 19.9 percent at December 31, 2019. As of December 31, 2020, the ratio of net debt to net debt plus shareholders’ equity was negative 18.1 percent, compared to negative 11.7 percent at December 31, 2019. At December 31, 2020, the Company’s debt included $198.7 million of unsecured notes with maturities ranging from 2021 through 2027, which were issued to insurance companies in private placement transactions pursuant to note purchase agreements (the Note Purchase Agreements). The proceeds from these note issuances have been the Company’s primary source of long-term debt financing and are supplemented by borrowings under bank credit facilities to meet short and medium-term liquidity needs.

On January 30, 2018, the Company entered a five-year committed $350 million multi-currency revolving credit facility with a syndicate of banks that matures on January 30, 2023. This credit agreement allows the Company to make unsecured borrowings, as requested from time to time, to finance working capital needs, permitted acquisitions, capital expenditures and for general corporate purposes. This unsecured facility is the Company’s primary source of short-term borrowings. As of December 31, 2020, the Company had outstanding letters of credit totaling $6.2 million under the revolving credit facility and no borrowings, with $343.8 million remaining available.

The Company anticipates that cash from operations, committed credit facilities and cash on hand will be sufficient to fund anticipated capital expenditures, working capital, dividends and other planned financial commitments for the foreseeable future.

Certain foreign subsidiaries of the Company periodically maintain short-term bank lines of credit in their respective local currencies to meet working capital requirements as well as to fund capital expenditure programs and acquisitions. At December 31, 2020, the Company’s foreign subsidiaries had no outstanding debt.

The Company is subject to covenants under its material debt agreements that require the maintenance of minimum interest coverage and minimum net worth. These agreements also limit the incurrence of additional debt as well as the payment of dividends and repurchase of shares. Under the most restrictive of these debt covenants:

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

The Company believes it was in compliance with all of its debt covenants as of December 31, 2020.

Contractual Obligations

At December 31, 2020, the Company’s contractual obligations, including estimated payments by period, were as follows:

	Payments Due by Period
(In thousands)	Total	Less than 1 year	1-3 years	3 – 5 years	More than 5 years
Long-term debt obligations (1)	$199,286	$37,857	$75,714	$57,144	$28,571
Interest payments on debt obligations (2)	25,401	7,785	10,870	5,053	1,693
Operating lease obligations (5)	75,380	12,704	20,445	9,779	32,452
Purchase obligations (3)	5,952	3,999	1,953	—	—
Other (4)	35,773	12,093	3,720	3,780	16,180
Total	$341,792	$74,438	$112,702	$75,756	$78,896
(1)	Excludes unamortized debt issuance costs of $0.6 million.
(2)

Interest payments on debt obligations represent interest on all Company debt at December 31, 2020. Future interest rates may change, and, therefore, actual interest payments could differ from those disclosed in the above table.

(3)	Purchase obligations consist of raw material, utility and telecommunication service purchases made in the normal course of business.
(4)

The “Other” category comprises deferred revenues that represent commitments to deliver products, expected 2021 required contributions to the Company’s funded defined benefit pension plans, estimated payments related to the Company’s unfunded defined benefit supplemental executive and outside director pension plans, estimated payments (undiscounted) related to the Company’s asset retirement obligations, environmental remediation payments for which amounts and periods can be reasonably estimated and income tax liabilities for which payments and periods can be reasonably estimated.

(5)	The majority of operating lease obligations consist of railcar and real estate leases.

The above table does not include $78.2 million of other non-current liabilities recorded on the balance sheet at December 31, 2020, as summarized in Note 15 to the consolidated financial statements.  The significant non-current liabilities excluded from the table are defined benefit pension, deferred compensation, environmental and legal liabilities and unrecognized tax benefits for which payment periods cannot be reasonably determined. In addition, deferred income tax liabilities are excluded from the table due to the uncertainty of their timing.

Pension Plans

The Company sponsors a number of defined benefit pension plans, the most significant of which cover employees in the Company’s U.S. and U.K. locations.  The U.S. and U.K. plans are frozen, and service benefit accruals are no longer being made.  The underfunded status (pretax) of the Company’s defined benefit pension plans was $9.1 million at December 31, 2020 versus $13.6 million at December 31, 2019.  See Note 13, Postretirement Benefit Plans, of the notes to the Company’s consolidated financial statements (included in Item 8 of this Form 10-K) for additional details.

The Company contributed $0.8 million to its defined benefit plans in 2020. In 2021, the Company expects to contribute a total of $0.5 million to the U.K. defined benefit plan. As a result of pension funding relief included in the Highway and Transportation

Funding Act of 2014, the Company has no 2021 contribution requirement to the U.S. pension plans. Payments to participants in the unfunded non-qualified plans should approximate $0.3 million in 2021, which approximates payments made in 2020.

Letters of Credit

The Company maintains standby letters of credit under its workers’ compensation insurance agreements and for other purposes as needed. The insurance letters of credit are renewed annually and amended to the amounts required by the insurance agreements. As of December 31, 2020, the Company had a total of $6.2 million of outstanding standby letters of credit.

Off-Balance Sheet Arrangements

The SEC requires disclosure of off-balance sheet arrangements that either have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.  During the periods covered by this Form 10-K, the Company was not party to any such off-balance sheet arrangements.

Environmental and Legal Matters

The Company’s operations are subject to extensive federal, state and local environmental laws and regulations or similar laws in the other countries in which the Company does business. Although the Company’s environmental policies and practices are designed to ensure compliance with these regulations, future developments and increasingly stringent environmental regulations may require the Company to make additional unforeseen environmental expenditures. The Company will continue to invest in the equipment and facilities necessary to comply with existing and future regulations. During 2020, the Company’s expenditures for capital projects related to the environment were $7.8 million. Expenditures for capital projects related to the environment are capitalized and depreciated over their estimated useful lives, which are typically 10 years. Recurring costs associated with the operation and maintenance of facilities for waste treatment, waste disposal and managing environmental compliance in ongoing operations at the Company’s manufacturing locations were approximately $35.4 million for 2020, $31.8 million for 2019 and $28.3 million for 2018.

Over the years, the Company has received requests for information related to or has been named by government authorities as a potentially responsible party at a number of waste disposal sites where cleanup costs have been or may be incurred under CERCLA and similar state or foreign statutes. In addition, damages are being claimed against the Company in general liability actions for alleged personal injury or property damage in the case of some disposal and plant sites. The Company believes that it has made adequate provisions for the costs it is likely to incur with respect to these sites. See the Critical Accounting Policies section that follows for a discussion of the Company’s environmental liabilities accounting policy.  After partial remediation payments at certain sites, the Company has estimated a range of possible environmental and legal losses from $22.9 million to $41.1 million at December 31, 2020, compared to $25.9 million to $43.7 million at December 31, 2019. Within the range of possible environmental losses, management has currently concluded that there are no amounts within the ranges that are likely to occur than any other amounts in the ranges and, thus, has accrued at the lower end of the ranges.  The Company’s environmental and legal accruals totaled $22.9 million at December 31, 2020 as compared to $25.9 million at December 31, 2019. Because the liabilities accrued are estimates, actual amounts could differ materially from the amounts reported. During 2020, cash outlays related to legal and environmental matters approximated $4.5 million compared to $3.8 million expended in 2019.

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

See Item 3. Legal Proceedings, in this Form 10-K and Note 16, Contingencies, in the notes to the Company’s consolidated financial statements (included in Item 8 of this Form 10-K) for a summary of the significant environmental proceedings related to certain environmental sites.

Outlook

Management believes the Company’s Surfactant segment should continue to benefit from continued heightened demand for cleaning, disinfection and personal wash products.  Management believes the demand for surfactants within the agricultural and oilfield markets will improve slightly in 2021.  The demand for rigid polyols slowly recovered from pandemic-related delays and cancellations of re-roofing and new construction projects during the latter part of 2020.  Management anticipates that demand will continue to recover at a modest pace in 2021.  Management believes the long-term prospects for the Polymer segment remain attractive because of energy conservation efforts and more stringent building codes.  Management believes Specialty Products results will improve slightly in 2021.

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

At December 31, 2020 and December 31, 2019, the Company’s deferred compensation liability was $61.6 million and $59.0 million, respectively.  In 2020 and 2019, approximately 53 percent and 55 percent, respectively, of deferred compensation liability represented deferred compensation tied to the performance of the Company’s common stock.  The remainder of the deferred compensation liability was tied to the chosen mutual fund investment assets.  A $1.00 increase in the market price of the Company’s common stock will result in approximately $0.3 million of additional compensation expense.  A $1.00 reduction in the market price of the common stock will reduce compensation expense by a like amount.  The expense or income associated with the mutual fund component will generally fluctuate in line with the overall percentage increase or decrease of the U.S. stock markets.

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

Environmental Liabilities

It is the Company’s accounting policy to record environmental liabilities when environmental assessments and/or remedial efforts are probable, and the cost or range of possible costs can be reasonably estimated.  When no amount within a range of possible costs is a better estimate than any other amount, the minimum amount in the range is accrued. Estimating the possible costs of remediation requires making assumptions related to the nature and extent of contamination and the methods and resulting costs of remediation.  Some of the factors on which the Company bases its estimates include information provided by decisions rendered by State and Federal environmental regulatory agencies, information provided by feasibility studies, and remedial action plans developed.

Estimates for environmental liabilities are subject to potentially significant fluctuations as new facts emerge related to the various sites where the Company is exposed to liability for the remediation of environmental contamination.  See the Environmental and Legal Matters section of this MD&A for discussion of the Company’s recorded liabilities and range of cost estimates.

Revenue Recognition

On January 1, 2018, the Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606).  This ASU outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers.  The Company’s contracts typically have a single performance obligation that is satisfied at the time product is shipped and control passes to the customer as compared to the “risk and rewards” criteria used in prior years. For a small portion of the business, performance obligations are deemed satisfied when product is delivered to a customer location.  For arrangements where the Company consigns product to a customer location, revenue is recognized when the customer uses the inventory.  The Company accounts for shipping and handling as activities to fulfill a promise to transfer a good. As such, shipping and handling fees billed to customers in a sales transaction are recorded in Net Sales and shipping and handling costs incurred are recorded in Cost of Sales.  Volume and cash discounts due to customers are estimated and recorded in the same period as the sales to which the discounts relate and are reported as reductions of revenue in the consolidated statements of income.  See Note 21, Revenue from Contracts with Customers, of the notes to the Company’s consolidated financial statements (included in Item 8 of this Form 10-K) for more details.

Recent Accounting Pronouncements

See Note 1, Summary of Significant Accounting Policies, of the notes to the Company’s consolidated financial statements (included in Item 8 of this Form 10-K) for information on recent accounting pronouncements which affect the Company.

Non-GAAP Reconciliations

The Company believes that certain non-GAAP measures, when presented in conjunction with comparable GAAP measures, are useful for evaluating the Company’s performance and financial condition.  Internally, the Company uses this non-GAAP information as an indicator of business performance and evaluates management’s effectiveness with specific reference to these indicators.  These measures should be considered in addition to, not a substitute for or superior to, measures of financial performance prepared in accordance with GAAP.  The Company’s definitions of these measures may differ from similarly titled measures used by other entities.

Reconciliations of Non-GAAP Adjusted Net Income and Dilutive Earnings per Share

	Twelve Months Ended December 31
(In millions, except per share amounts)	2020		2019		2018
	Net Income	Diluted EPS	Net Income	Diluted EPS	Net Income	Diluted EPS
Net Income Attributable to the Company as Reported	$126.8	$5.45	$103.1	$4.42	$111.1	$4.76

Deferred Compensation (Income) Expense	5.3	0.23	10.5	0.45	(1.0)	(0.04)
Business Restructuring	1.2	0.05	2.7	0.12	2.6	0.11
Cash-Settled SARs	0.4	0.02	2.8	0.12	(0.7)	(0.03)
Environmental Remediation	0.0	—	4.30	0.18	—	—
Voluntary Debt Prepayment	0.0	—	1.20	0.05	—	—
Cumulative Tax Effect on Above Adjustment Items	(1.7)	(0.07)	(5.2)	(0.22)	(0.3)	(0.01)
Adjusted Net Income	132.0	$5.68	$119.4	$5.12	$111.7	$4.79

Management uses the non-GAAP adjusting net income metric to evaluate the Company’s operating performance.  Management excludes the items listed in the table above because they are non-operational items.  The cumulative tax effect was calculated using the statutory tax rates for the jurisdictions in which the transactions occurred.

Reconciliations of Non-GAAP Net Debt

(In millions)	December 31
	2020	2019
Current Maturities of Long-Term Debt as Reported	$37.9	$23.6
Long-Term Debt as Reported	$160.8	$198.5
Total Debt as Reported	$198.7	$222.1
Less Cash and Cash Equivalents as Reported	$(349.9)	$(315.4)
Net Debt	$(151.2)	$(93.3)
Equity	$986.7	$891.8
Net Debt plus Equity	$835.5	$798.5
Net Debt/Net Debt plus Equity	-18%	-12%

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

The Company uses forward contracts to mitigate the exposure of certain foreign currency transactions and balances to fluctuating exchange rates. At December 31, 2020, the Company had forward contracts with an aggregated notional amount of $48.3 million.  Except for the Company’s subsidiaries in Argentina, Brazil, China and Colombia, foreign currency exposures are substantially hedged by forward contracts.  The fair value of all forward contracts as of December 31, 2020, was a net liability of $0.2 million. As of December 31, 2020, the potential reduction in the Company’s earnings resulting from the impact of hypothetical adverse changes in exchange rates on the fair value of its outstanding foreign currency contracts of 10 percent for all currencies would have been $5.1 million.

Interest Rates

The Company’s debt was comprised entirely of fixed-rate borrowings totaling $199.3 million as of December 31, 2020. A hypothetical 10 percent average change to short-term interest rates would result in less than a $0.1 million increase or decrease to interest expense for 2021.

The fair value of the Company’s long term fixed-rate debt, including current maturities, was estimated to be $210.4 million as of December 31, 2020, which was approximately $11.1 million above the carrying value. Market risk was estimated as the potential increase to the fair value that would result from a hypothetical 10 percent decrease in the Company’s weighted average long-term borrowing rates at December 31, 2020, or $1.4 million.

Commodity Price Risk

Certain raw materials used in the manufacture of the Company’s products are subject to price volatility caused by weather, petroleum price fluctuations, general economic demand and other unpredictable factors. Increased raw material costs are recovered from customers as quickly as the marketplace allows; however, certain contractual arrangements allow for price changes only on a quarterly basis, and competitive pressures sometimes prevent the recovery of cost increases from customers, particularly in periods where there is excess industry capacity.  As a result, for some product lines or market segments it may take time to recover raw material price increases.  Periodically, firm purchase commitments are entered into which fix the price of a specific commodity that will be delivered at a future time.  Forward purchase contracts are used to aid in managing the Company’s natural gas costs.  At December 31, 2020, the Company had open forward contracts for the purchase of 0.9 million dekatherms of natural gas at a cost of $2.1 million.  Because the Company has agreed to fixed prices for the noted quantity of natural gas, a hypothetical 10 percent fluctuation in the price of natural gas would cause the Company’s actual natural gas cost to be $0.2 million higher or lower than the cost at market price.

Item 8. Financial Statements and Supplementary Data

The following statements and data are included in this item:

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of:

Stepan Company

Northfield, Illinois

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Stepan Company and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2021 expressed an unqualified opinion on the Company’s internal control over financial reporting.

Changes in Accounting Principles

As discussed in Note 7 to the consolidated financial statements, the Company changed its method of accounting for leases in the year ended December 31, 2019, due to the adoption of ASU No. 2016-02, Leases (Topic 842), using the modified retrospective method.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

Contingencies — Refer to Note 16 to the Financial Statements

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

Given the subjectivity of estimating the likelihood of a loss, the range of potential loss, and the amount of liability to recognize, performing audit procedures to evaluate whether environmental loss contingencies were appropriately recorded and disclosed as of December 31, 2020, required especially challenging, subjective and complex auditor judgment and an increased extent of effort.

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

February 26, 2021

We have served as the Company’s auditor since 2002.

Stepan Company

Consolidated Statements of Income

For the years ended December 31, 2020, 2019 and 2018

(In thousands, except per share amounts)	2020	2019	2018
Net Sales (Note 1)	$1,869,750	$1,858,745	$1,993,857
Cost of Sales	1,486,137	1,519,031	1,654,508
Gross Profit	383,613	339,714	339,349
Operating Expenses:
Selling (Note 1)	55,543	56,956	56,319
Administrative (Note 1)	87,362	82,577	79,243
Research, development and technical services (Note 1)	57,986	55,037	54,263
Deferred compensation expense (income)	9,988	15,140	(2,329)
	210,879	209,710	187,496
Business restructuring expenses (Note 22)	(1,212)	(2,744)	(2,588)
Operating Income	171,522	127,260	149,265
Other Income (Expense):
Interest, net (Note 6)	(5,409)	(5,932)	(10,771)
Other, net (Note 8)	4,954	4,571	(725)
	(455)	(1,361)	(11,496)
Income Before Provision for Income Taxes	171,067	125,899	137,769
Provision for Income Taxes (Note 9) \	43,411	22,798	26,664
Net Income	127,656	103,101	111,105
Net (Gain) Loss Attributable to Noncontrolling Interest (Note 1)	(886)	28	12
Net Income Attributable to Stepan Company	$126,770	$103,129	$111,117

Net Income Per Common Share Attributable to Stepan Company (Note 18):
Basic	$5.52	$4.47	$4.83
Diluted	$5.45	$4.42	$4.76
Shares Used to Compute Net Income Per Common Share Attributable to Stepan Company (Note 18):
Basic	22,949	23,054	23,022
Diluted	23,256	23,316	23,325

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Stepan Company

Consolidated Statements of Comprehensive Income

For the years ended December 31, 2020, 2019 and 2018

(In thousands)	2020	2019	2018
Net Income	$127,656	$103,101	$111,105
Other Comprehensive Income:
Foreign currency translation adjustments (Note 19)	(2,973)	4,425	(37,966)
Defined benefit pension plans:
Net actuarial gain (loss) arising in period (net of tax benefit of $265, tax expense of $1,263 and tax benefit of $2,300 for 2020, 2019 and 2018, respectively)	(996)	4,112	(7,080)
Amortization of prior service cost included in pension expense (net of taxes of $3, $3 and $3 for 2020, 2019 and 2018, respectively)	8	9	10
Amortization of actuarial loss included in pension expense (net of taxes of $1,089, $657 and $979 for 2020, 2019 and 2018, respectively)	3,332	2,082	3,080
Net defined benefit pension plan activity (Note 19)	2,344	6,203	(3,990)
Cash flow hedges:
Reclassifications to income in period	(9)	(9)	(10)
Net cash flow hedge activity (Note 19)	(9)	(9)	(10)
Other Comprehensive Income	(638)	10,619	(41,966)
Comprehensive Income	127,018	113,720	69,139
Comprehensive Income Attributable to Noncontrolling Interest	(959)	47	58
Comprehensive Income Attributable to Stepan Company	$126,059	$113,767	$69,197

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Stepan Company

Consolidated Balance Sheets

December 31, 2020 and 2019

(Dollars in thousands)	2020	2019
Assets
Current Assets:
Cash and cash equivalents	$349,938	$315,383
Receivables, less allowances of $10,133 in 2020 and $9,325 in 2019	301,318	276,841
Inventories (Note 5)	218,783	203,647
Other current assets	35,612	22,918
Total current assets	905,651	818,789
Property, Plant and Equipment:
Land	27,135	27,258
Buildings and improvements	248,234	223,793
Machinery and equipment	1,476,675	1,415,802
Construction in progress	120,606	95,282
	1,872,650	1,762,135
Less: Accumulated depreciation	(1,189,983)	(1,122,818)
Property, plant and equipment, net	682,667	639,317
Goodwill, net (Note 4)	27,972	26,086
Other intangible assets, net (Note 4)	24,068	15,352
Long-term investments (Note 2)	30,652	28,227
Operating lease assets (Note 7)	62,421	38,386
Other non-current assets	18,905	13,210
Total Assets	$1,752,336	$1,579,367

Liabilities and Equity
Current Liabilities:
Current maturities of long-term debt (Note 6)	$37,857	$23,571
Accounts payable	236,750	194,276
Accrued liabilities (Note 14)	141,947	121,267
Total current liabilities	416,554	339,114
Deferred income taxes (Note 9)	20,745	23,391
Long-term debt, less current maturities (Note 6)	160,812	198,532
Non-current operating lease liability (Note 7)	51,567	29,654
Other non-current liabilities (Note 15)	114,293	96,180

Commitments and Contingencies (Note 16)

Equity (Note 10):
Common stock, $1 par value; authorized 60,000,000 shares; issued 26,658,032 shares in 2020 and 26,493,335 shares in 2019	26,658	26,493
Additional paid-in capital	206,716	193,135
Accumulated other comprehensive loss (Note 19)	(136,881)	(136,170)
Retained earnings	1,023,829	922,464
Less: Common treasury stock, at cost, 4,185,242 shares in 2020 and 3,979,735 shares in 2019	(133,629)	(114,139)
Total Stepan Company stockholders’ equity	986,693	891,783
Noncontrolling interest	1,672	713
Total equity	988,365	892,496
Total Liabilities and Equity	$1,752,336	$1,579,367

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Stepan Company

Consolidated Statements of Cash Flows

For the years ended December 31, 2020, 2019 and 2018

(In thousands)	2020	2019	2018
Cash Flows From Operating Activities
Net income	$127,656	$103,101	$111,105
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	81,860	78,701	81,115
Deferred compensation	9,988	15,140	(2,329)
Realized and unrealized gain on long-term investments	(3,143)	(3,955)	2,966
Stock-based compensation	10,080	8,872	6,837
Deferred income taxes	(4,506)	(5,016)	10,355
Other non-cash items	3,068	2,240	4,622
Changes in assets and liabilities, excluding effects of acquisitions:
Receivables, net	(23,417)	4,894	5,196
Inventories	(15,358)	28,460	(24,678)
Other current assets	(13,927)	(680)	832
Accounts payable and accrued liabilities	55,739	(15,084)	(19,023)
Pension liabilities	(612)	(790)	(5,065)
Environmental and legal liabilities	(3,021)	2,519	(478)
Deferred revenues	10,809	26	(324)
Net Cash Provided By Operating Activities	235,216	218,428	171,131
Cash Flows From Investing Activities
Expenditures for property, plant and equipment	(125,792)	(105,572)	(86,647)
Asset acquisition (Note 20)	(2,040)	—	—
Business acquisitions, net of cash acquired (Note 20)	(13,519)	(9,000)	(22,852)
Other, net	2,317	1,905	1,684
Net Cash Used In Investing Activities	(139,034)	(112,667)	(107,815)
Cash Flows From Financing Activities
Revolving debt and bank overdrafts, net	—	(7,495)	6,045
Other debt repayments	(23,571)	(46,429)	(20,714)
Dividends paid	(25,405)	(23,097)	(20,857)
Company stock repurchased	(15,253)	(13,184)	(15,500)
Stock option exercises	2,926	3,037	4,163
Other, net	(3,631)	(3,326)	(4,785)
Net Cash Used In Financing Activities	(64,934)	(90,494)	(51,648)
Effect of Exchange Rate Changes on Cash	3,307	(78)	(10,368)
Net Increase in Cash and Cash Equivalents	34,555	15,189	1,300
Cash and Cash Equivalents at Beginning of Year	315,383	300,194	298,894
Cash and Cash Equivalents at End of Year	$349,938	$315,383	$300,194

Supplemental Cash Flow Information
Cash payments of income taxes, net of refunds	$39,017	$29,331	$32,973
Cash payments of interest	$9,329	$12,250	$12,829

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Stepan Company

Consolidated Statements of Equity

For the year ended December 31, 2018

		STEPAN COMPANY STOCKHOLDERS
(In thousands, except share and per share amounts)	Total	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest
Balance, December 31, 2017	766,218	$26,071	$170,408	$(78,561)	$(99,563)	$747,045	$818

Issuance of 97,471 shares of common stock under stock option plan	4,163	97	4,066	—	—	—	—

Purchase of 205,983 shares of common stock	(15,500)	—	—	(15,500)	—	—	—

Stock-based and deferred compensation	5,220	141	8,407	(3,328)	—	—	—

Net income	111,105	—	—	—	—	111,117	(12)

Other comprehensive income	(41,966)	—	—	—	(41,920)	—	(46)

Cash dividends paid:
Common stock ($0.93 per share)	(20,857)	—	—	—	—	(20,857)	—

Other (1)	(198)	—	—	—	—	(198)	—
Balance, December 31, 2018	$808,185	$26,309	$182,881	$(97,389)	$(141,483)	$837,107	$760

(1)

Reflects beginning retained earnings adjustment as a result of the Company’s first quarter 2018 adoption of ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Stepan Company

Consolidated Statements of Equity

For the year ended December 31, 2019

		STEPAN COMPANY STOCKHOLDERS
(In thousands, except share and per share amounts)	Total	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest
Balance, December 31, 2018	$808,185	$26,309	$182,881	$(97,389)	$(141,483)	$837,107	$760

Issuance of 59,799 shares of common stock under stock option plan	3,037	60	2,977	—	—	—	—

Purchase of 144,457 shares of common stock	(13,184)	—	—	(13,184)	—	—	—

Stock-based and deferred compensation	3,835	124	7,277	(3,566)	—	—	—

Net income	103,101	—	—	—	—	103,129	(28)

Other comprehensive income	10,619	—	—	—	10,638	—	(19)

Cash dividends paid:
Common stock ($1.03 per share)	(23,097)	—	—	—	—	(23,097)	—

Other (1)	—	—	—	—	(5,325)	5,325	—
Balance, December 31, 2019	$892,496	$26,493	$193,135	$(114,139)	$(136,170)	$922,464	$713
(1)

Reflects beginning retained earnings adjustment as a result of the Company’s first quarter 2019 adoption of ASU No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Stepan Company

Consolidated Statements of Equity

For the year ended December 31, 2020

		STEPAN COMPANY STOCKHOLDERS
(In thousands, except share and per share amounts)	Total	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest
Balance, December 31, 2019	$892,496	$26,493	$193,135	$(114,139)	$(136,170)	$922,464	$713

Issuance of 48,389 shares of common stock under stock option plan	2,926	48	2,878	—	—	—	—

Purchase of 173,956 shares of common stock	(15,253)	—	—	(15,253)	—	—	—

Stock-based and deferred compensation	6,583	117	10,703	(4,237)	—	—	—

Net income	127,656	—	—	—	—	126,770	886

Other comprehensive income	(638)	—	—	—	(711)	—	73

Cash dividends paid:
Common stock ($1.13 per share)	(25,405)	—	—	—	—	(25,405)	—

Balance, December 31, 2020	$988,365	$26,658	$206,716	$(133,629)	$(136,881)	$1,023,829	$1,672

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements

For the years ended December 31, 2020, 2019 and 2018

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

At December 31, 2020, the Company’s cash and cash equivalents totaled $349.9  million including $123.7  million in money market funds, each of which was rated AAAm by Standard and Poor’s, Aaa-mf by Moody’s and AAAmmf by Fitch.  Cash in U.S. demand deposit accounts totaled $76.1 million and cash of the Company’s non-U.S. subsidiaries held outside the U.S. totaled $150.1 million as of December 31, 2020.

Receivables and Credit Risk/Losses

Receivables are stated net of allowances for doubtful accounts and other allowances and primarily include trade receivables from customers, as well as nontrade receivables from suppliers, governmental tax agencies and others.

The Company is exposed to both credit risk and losses on accounts receivable balances.  The Company’s credit risk and loss exposure predominately relates to the sale of products to its customers.  When extending credit to customers the Company evaluates a customer’s credit worthiness based on a combination of qualitative and quantitative factors, inclusive of, but not limited to, a customer’s credit rating from external providers, financial condition and past payment experience.   The Company performs credit reviews on all customers at inception and on a scheduled basis thereafter dependent on customer risk and the level of credit extended.  Payment terms extended are short term in duration, typically ranging from 30 to 60 days.  The majority of the Company’s sales are made to large companies that are able to weather periodic changes in economic conditions.  This risk of losses is further mitigated by the Company’s diverse customer base, which is dispersed over various geographic regions and industrial sectors. No single customer comprised more than 10 percent of the Company’s consolidated net sales in 2020, 2019 or 2018.

The Company maintains allowances for potential credit losses.  With the adoption of ASU No. 2016-13, Financial Instruments – Credit Losses, the Company assesses the likelihood of default based on various factors, including the length of time receivables are past due, historical experience, existing economic conditions and forward-looking economic forecasts.  The Company also evaluates expected losses based on portfolios of data inclusive of geographical areas, specific end market uses of its products, etc.  Although the Company’s historical credit loss experience has not been significant, its exposure to credit losses may increase if customers are adversely affected by economic pressures or uncertainty due to domestic or global economic recessions, disruptions due to COVID-19, or other adverse global/regional events and customer specific factors.  Specific customer allowances are recorded when a review of customer creditworthiness and current economic conditions indicate that collection is doubtful.  General allowances are also maintained based on historical averages and trade receivable levels and incorporate existing economic conditions and forecast assumptions, when warranted.  The Company reviews its reserves for credit losses on a quarterly basis.  The Company also maintains other customer allowances that occur in the normal course of business.  The adoption of ASU No. 2016-13 has not had a material impact on the Company’s allowances for potential credit losses.

The following is an analysis of the allowance for doubtful accounts and other accounts receivable allowances for the years ended December 31, 2020, 2019 and 2018:

(In thousands)	2020	2019	2018
Balance at January 1	$9,325	$9,654	$10,116
Provision charged to income	864	29	764
Accounts written off, net of recoveries	(56)	(358)	(1,226)
Balance at December 31	$10,133	$9,325	$9,654

Inventories

Inventories are valued at cost, which is not in excess of market value, and include material, labor and plant overhead costs. Currently, the first in, first out (FIFO) method is used to determine the cost of the Company’s inventory.

Property, Plant and Equipment

Depreciation of property, plant and equipment is provided on a straight-line basis over the estimated useful lives of the assets. Lives used for calculating depreciation are generally 30 years for buildings and 15 years for building improvements. For assets classified as machinery and equipment, lives generally used for calculating depreciation expense range from 10 to 15 years for manufacturing equipment, five to 10 years for furniture and fixtures, three to five years for vehicles and three to 10 years for computer equipment and software.  Manufacturing of chemicals is capital intensive and a large majority of the assets included within machinery and equipment represent manufacturing equipment. Major renewals and betterments are capitalized in the property accounts, while maintenance and repairs ($69,234,000, $58,464,000, and $57,010,000 in 2020, 2019 and 2018, respectively), which do not renew or extend the life of the respective assets, are charged to operations as incurred. Land is not depreciated. The cost of property retired or sold, and the related accumulated depreciation, are removed from the accounts and any resulting gain or loss is reflected in income.  Long-lived assets are reviewed for impairment when conditions exist that indicate the carrying amount of the assets may not be fully recoverable.  Such conditions could include significant adverse changes in the business environment, significant declines in forecasted operations or an approved plan to discontinue an asset or an asset group before the end of its useful life.

Included in the computer equipment and software component of machinery and equipment are costs related to the acquisition and development of internal-use software. Capitalized costs for internal-use software include external direct costs of materials and services consumed in obtaining and developing the software. For development projects where major internal resources are committed, payroll and payroll-related costs incurred during the application development phase of the project are also capitalized. The capitalized costs are amortized over the useful lives of the software, which are generally three to 10 years. Costs incurred in the preliminary project phase are expensed. The Company adopted ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40) Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service contract in the first quarter of 2020.  As a result, deferred implementation costs for hosted cloud computing service arrangements are now stated at historical cost and amortized on a straight-line basis over the term of the hosting arrangement.

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

The Company’s research and development costs are expensed as incurred.  These expenses are aimed at discovery and commercialization of new knowledge with the intent that such effort will be useful in developing a new product or in bringing about a significant improvement to an existing product or process. Total research and development expenses were $35,999,000, $34,139,000, and $33,519,000 in 2020, 2019 and 2018, respectively. The remainder of research, development and technical service expenses reflected on the consolidated statements of income relates to technical services, which include routine product testing, quality control and sales support service.

Compensation expense or income related to the Company’s deferred compensation plans is presented in the deferred compensation expense (income) line in the Consolidated Statements of Income.  For more details, see Note 12 to consolidated financial statements.

Environmental Expenditures

Environmental expenditures that relate to current operations are expensed in cost of sales. Expenditures that mitigate or prevent environmental contamination and that benefit future operations are capitalized as assets and depreciated on a straight-line basis over the estimated useful lives of the assets, which are typically 10 years.

Estimated future expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are recorded as liabilities, with the corresponding charge typically recorded in administrative expenses, when environmental assessments and/or remedial efforts are probable and the cost or range of possible costs can be reasonably estimated.  When no amount within the range is a better estimate than any other amount, the minimum amount in the range is accrued.  Estimating the possible costs of remediation requires making assumptions related to the nature and extent of contamination and the methods and resulting costs of remediation.  Some of the factors on which the Company bases its estimates include information provided by feasibility studies, potentially responsible party negotiations and the development of remedial action plans. Legal costs related to environmental matters are expensed as incurred (see Note 16 for environmental contingencies).

Goodwill and Other Intangible Assets

The Company’s intangible assets include patents, agreements not to compete, trademarks, customer lists and relationships, technological and manufacturing know-how, supply contracts and goodwill, all of which were acquired as part of business or product line acquisitions. Intangible assets other than goodwill are determined to have either finite or indefinite useful lives. The Company currently has no indefinite-life intangible assets other than goodwill. The values for intangible assets with finite lives are amortized over the useful lives of the assets. Currently, the useful lives for the Company’s finite-lived intangible assets are as follows: patents – 10-15 years; non-compete agreements – three - five years; trademarks – five-11 years; customer relationships – five-20 years; know-how – 5-20 years and supply contracts - four years. In addition, finite-life intangible assets are tested for impairment when events or changes in circumstances indicate that the carrying value of an intangible asset may not be recoverable. Goodwill is not amortized but is tested for impairment at least annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit to which goodwill relates below the reporting unit’s carrying value. See Note 4 for detailed information about goodwill and other intangible assets.

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

Uncertain tax positions are recorded in accordance with ASC 740, Income Taxes, on the basis of a two-step process whereby (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying Consolidated Statement of Operations.  Accrued interest and penalties are included within the related tax liability line in the Consolidated Balance Sheet.  See Note 9 for more information about the Company’s income taxes.

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

Stock-Based Compensation

The Company grants stock options, stock awards (including performance-based stock awards) and SARs to certain employees under its incentive compensation plans.  The Company calculates the fair values of stock options, stock awards and SARs on the date such instruments are granted.  The fair values of the stock options and stock awards are then recognized as compensation expense over the vesting periods of the instruments.  The Company’s SARs granted prior to 2015 are cash-settled, and SARs granted in 2015 and later are stock-settled. The cash-settled SARs are accounted for as liabilities that must be re-measured at fair value at the end of each reporting period. Compensation expense for each reporting period is calculated as the period-to-period change (or portion of the change, depending on the proportion of the vesting period that has been completed at the reporting date) in the fair value of the cash-settled SARs. Compensation expense for the stock-settled SARs is calculated in the same way as compensation expense for stock options. See Note 11 for detailed information about the Company’s stock-based compensation.

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

Segment Reporting

The Company reports financial and descriptive information about its reportable operating segments. Operating segments are components of the Company that have separate financial information that is regularly evaluated by the chief operating decision maker to assess segment performance and allocate resources. The Company discloses segment revenue, operating income, assets, capital expenditures and depreciation and amortization expenses. Enterprise-wide financial information about the geographic locations in which the Company earns revenues and holds assets is also disclosed.  See Note 17 for detailed information about the Company’s segment reporting.

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

At December 31, 2020, the Company held open forward contracts for the purchase of 0.9 million dekatherms of natural gas in 2021 at a cost of $2,046,000. The Company uses forward contracts to minimize its exposure to volatile natural gas prices. Because the Company anticipates taking delivery of the natural gas for use in its operations, the forward contracts qualify for the normal purchase exception provided under U.S. GAAP for derivative instruments. The Company has elected the exception for such contracts.  As a result, the forward contracts are not accounted for as derivative instruments.  The cost of natural gas is charged to expense at the time the natural gas is delivered and used.

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

In January 2017, the FASB issued ASU No. 2017-4, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates Step 2 from the goodwill impairment test. When an indication of impairment was identified after performing the first step of the goodwill impairment test, Step 2 required that an entity determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) using the same procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Under the amendments in ASU No. 2017-4, an entity would perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying value. An entity would recognize an impairment charge for the amount by which the carrying value exceeds the reporting unit’s fair value. In addition, an entity must consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The Company adopted the amendments in ASU No. 2017-4 for its annual, or any interim, goodwill impairment tests in the first quarter of 2020. The adoption of the guidance in ASU No. 2017-4 has not had an effect on the Company’s financial position, results of operations or cash flows.

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

In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use software (Subtopic 350-40) Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. This update aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This update requires the entity to determine which implementation costs to capitalize as an asset related to the service contact and which costs to expense over the term of the hosting contract. The Company adopted ASU N0 2018-15 prospectively in the first quarter of 2020.  The adoption of ASU No. 2018-15 did not have a material impact on the Company’s financial position, results of operations and cash flows.

In August 2018, the FASB issued ASU No. 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20). This update removes some disclosures that are no longer considered cost beneficial and adds some disclosures about defined benefit plans that have been identified as relevant. The amendments in this update are effective for fiscal years ending after December 15, 2020. The early adoption is permitted.  The Company adopted ASU No. 2018-14 in 2020 and the adoption did not have an effect on the Company’s financial position, results of operations and cash flows, but impacted the disclosures made for the Company’s defined benefit retirement plans.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes. This update provides guidance to reduce complexity in certain areas of accounting for income taxes. The amendments in this update are effective for fiscal years beginning after December 15, 2020.  The adoption of this update will not have a material effect on the Company’s financial position, results of operations and cash flows.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848) Facilitation of the Effect of Reference Rate Reform on Financial Reporting. This update provides optional guidance for a limited period of time to ease the burden of implementing the usage of new reference rates.  The amendments apply to contract modifications that replace a reference rate affected by reference rate reform and contemporaneous modifications of other contract terms related to the replacement of the reference rate.  If elected the optional expedients to contract modifications must be applied consistently for all eligible contracts or eligible transactions.  The amendments in this update may be implemented between March 12, 2020 and December 31, 2022.  The guidance should be applied prospectively. The guidance is effective beginning on March 12, 2020 through December 31, 2022. The Company has not utilized any of the optional expedients of exceptions available under this ASU. The Company will continue to assess whether this ASU is applicable throughout the effective period.

2.  Fair Value Measurements

The following were the financial instruments held by the Company at December 31, 2020 and 2019, and the methods and assumptions used to estimate the instruments’ fair values:

Cash and cash equivalents

Carrying value approximated fair value because of the short maturity of the instruments. Fair value of cash and cash equivalents is a Level 1 measurement.

Derivative assets and liabilities

Derivative assets and liabilities include the foreign currency exchange contracts discussed in Note 3.  Fair value and carrying value were the same because the contracts were recorded at fair value.  The fair values of the foreign currency contracts were calculated as the difference between the applicable forward foreign exchange rates at the reporting date and the contracted foreign exchange rates multiplied by the contracted notional amounts.  The Company’s fair value measurements for derivative assets and liabilities fall within Level 2 of the fair value hierarchy.

See the table that follows the financial instrument descriptions for the reported fair values of derivative assets and liabilities.

Long-term investments

Long-term investments included the mutual fund assets the Company held to fund a portion of its deferred compensation liabilities and all of its non-qualified supplemental executive defined contribution obligations (see the defined contribution plans section of Note 13).  Fair value and carrying value were the same because the mutual fund assets were recorded at fair value in accordance with the FASB’s fair value option guidance. Fair values for the mutual funds were calculated using the published market price per unit at the reporting date multiplied by the number of units held at the reporting date and therefore its fair value measurements for mutual fund assets fall within Level 1 of the fair value hierarchy.

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

At December 31, 2020 and 2019, the fair values and related carrying values of debt, including current maturities, were as follows (the fair value and carrying value amounts are presented without regard to unamortized debt issuance costs of $617,000, and $754,000  as of December 31, 2020 and 2019, respectively):

(In thousands)	December 31
	2020	2019
Fair value	$210,370	$226,712

Carrying value	199,286	222,857

The following tables present financial assets and liabilities, excluding cash and cash equivalents, measured on a recurring basis at fair value as of December 31, 2020 and 2019, and the level within the fair value hierarchy in which the fair value measurement falls:

(In thousands)	December 2020	Level 1	Level 2	Level 3
Mutual fund assets	$30,652	$30,652	$—	$—
Derivative assets:
Foreign currency contracts	335	—	335	—
Total assets at fair value	$30,987	$30,652	$335	$—

Derivative liabilities:
Foreign currency contracts	$566	$—	$566	$—

(In thousands)	December 2019	Level 1	Level 2	Level 3
Mutual fund assets	$28,227	$28,227	$—	$—
Derivative assets:
Foreign currency contracts	981	—	981	—
Total assets at fair value	$29,208	$28,227	$981	$—

Derivative liabilities:
Foreign currency contracts	$429	$—	$429	$—

3.  Derivative Instruments

The Company is exposed to certain risks relating to its ongoing business operations. The primary risk managed by the use of derivative instruments is foreign currency exchange risk. The Company holds forward foreign currency exchange contracts that are not designated as any type of accounting hedge as defined by U.S. generally accepted accounting principles. The Company uses these contracts to manage its exposure to exchange rate fluctuations on certain Company subsidiary cash, accounts receivable, accounts payable and other obligation balances that are denominated in currencies other than the entities’ functional currencies. The forward foreign exchange contracts are recognized on the balance sheet as either an asset or a liability measured at fair value. Gains and losses arising from recording the foreign exchange contracts at fair value are reported in earnings as offsets to the losses and gains reported in earnings arising from the re-measurement of the receivable and payable balances into the applicable functional currencies. At December 31, 2020 and 2019, the Company had open forward foreign currency exchange contracts, all with durations of one to three months, to buy or sell foreign currencies with a U.S. dollar equivalent of $48,335,689 and $48,540,368, respectively.

The fair values of the derivative instruments held by the Company on December 31, 2020, and December 31, 2019, are disclosed in Note 2. Derivative instrument gains and losses for the years ended December 31, 2020, 2019 and 2018, were immaterial. For amounts reclassified out of AOCI into earnings for the years ended December 31, 2020, 2019 and 2018, see Note 19.

4. Goodwill and Other Intangible Assets

The changes in the carrying value of goodwill for the years ended December 31, 2020 and 2019, were as follows:

(In thousands)		Surfactants Segment		Polymer Segment		Specialty Products Segment		Total
		2020	2019	2020	2019	2020	2019	2020	2019
Balance as of January 1
Goodwill		$23,664	$20,521	$5,406	$5,417	$483	$483	$29,553	$26,421
Accumulated impairment loss		(3,467)	(3,467)	—	—	—	—	(3,467)	(3,467)
Goodwill, net		20,197	17,054	5,406	5,417	483	483	26,086	22,954
Goodwill acquired (1)		4,225	3,497	—	—	—	—	4,225	3,497
Goodwill measurement period adjustment	(1)	(336)	—	—	—	—	—	(336)	—
Foreign currency translation		(2,016)	(354)	13	(11)	—	—	(2,003)	(365)
Balance as of December 31
Goodwill		25,537	23,664	5,419	5,406	483	483	31,439	29,553
Accumulated impairment loss		(3,467)	(3,467)	—	—	—	—	(3,467)	(3,467)
Goodwill, net		$22,070	$20,197	$5,419	$5,406	$483	$483	$27,972	$26,086
(1)	See Note 20 for information regarding the goodwill acquired in a business combination.

The Company tests its goodwill balances for impairment in the second quarter of each calendar year. The 2020 and 2019 tests indicated no impairment.

The following table presents the components of other intangible assets, all of which have finite lives, as of December 31, 2020 and 2019.  The year-over-year changes in gross carrying values mainly resulted from acquisitions that took place in 2020 and the effects of foreign currency translation.

(In thousands)	Gross Carrying Value		Accumulated Amortization
	December 31		December 31
	2020	2019	2020	2019
Other Intangible Assets:
Patents (2)	$7,411	$6,947	$5,713	$5,091
Non-compete agreements (2)	623	374	270	242
Trademarks (2)	4,087	4,087	2,905	2,561
Customer lists/relationships (2)	21,424	14,539	6,842	5,983
Supply contract	1,579	2,040	1,579	1,657
Know-how (1)(2)	14,183	9,543	7,930	6,644
Total	$49,307	$37,530	$25,239	$22,178
(1)

Know-how includes intellectual property rights covering proprietary information, written formulae, trade secrets or secret processes, inventions and developmental products (whether patentable or not), discoveries, improvements, compositions, manufacturing processes, manuals, specifications and technical data

(2)	The 2020 balances include intangible assets acquired as part of the Company’s Clariant (Mexico) and Logos Technologies acquisitions in 2020. See Note 20 for additional details.

Aggregate amortization expense for the years ended December 31, 2020, 2019 and 2018, was $3,621,000, $3,399,000, and $3,470,000, respectively. Estimated amortization expense for identifiable intangibles assets for each of the five succeeding fiscal years is as follows:

(In thousands)
For year ended 12/31/21	$2,998
For year ended 12/31/22	2,374
For year ended 12/31/23	2,346
For year ended 12/31/24	2,061
For year ended 12/31/25	1,620

5.  Inventories

The composition of inventories was as follows:

	December 31
(In thousands)	2020	2019
Finished products	$148,878	$139,785
Raw materials	69,905	63,862
Total inventories	$218,783	$203,647

6. Debt

Debt comprised the following at December 31, 2020 and 2019:

(In thousands)	Maturity Dates	December 31, 2020	December 31, 2019
Unsecured private placement notes
3.95% (net of unamortized debt issuance cost of $273 and $316 for 2020 and 2019, respectively)	2021-2027	$99,727	$99,684
3.86% (net of unamortized debt issuance cost of $236 and $291 for 2020 and 2019, respectively)	2021-2025	71,193	85,423
4.86% (net of unamortized debt issuance cost of $108 and $147 for 2020 and 2019, respectively)	2021-2023	27,749	36,996
Total debt		$198,669	$222,103
Less current maturities		37,857	23,571
Long-term debt		$160,812	$198,532

The Company’s long-term debt financing is currently composed of unsecured private placement notes issued to insurance companies, totaling $199,286,000 as of December 31, 2020.  These notes are denominated in U.S. dollars and have fixed interest rates ranging from 3.86 percent to 4.86 percent. The notes had original maturities of 12 years with mandatory amortization of principal beginning six years after issuance. The Company will be required to make amortization payments on the currently outstanding notes from 2021 to 2027.

The Company has a committed $350,000,000 multi-currency revolving credit agreement that expires on January 30, 2023. The Company maintains standby letters of credit under its workers’ compensation insurance agreements and for other purposes, as needed from time to time, which are issued under the revolving credit agreement. As of December 31, 2020, the Company had outstanding letters of credit totaling $6,220,000 and no borrowings under the revolving credit agreement. There was $343,780,000 available under the revolving credit agreement as of December 31, 2020.

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

The Company’s foreign subsidiaries had no unsecured debt at December 31, 2020.

The Company’s loan agreements contain provisions, which, among others, require maintenance of certain financial ratios and place limitations on additional debt, investments and payment of dividends. Based on the loan agreement provisions that place limitations on dividend payments, unrestricted retained earnings (i.e., retained earnings available for dividend distribution) were $373,884,000 and $283,956,000 at December 31, 2020 and 2019, respectively.

Debt at December 31, 2020, matures as follows: $37,857,000 in 2021; $37,857,000 in 2022; $37,857,000 in 2023; $28,572,000 in 2024; $28,572,000 in 2025 and $28,571,000 after 2025. Debt maturing in 2021 includes $37,857,000 of scheduled repayments under long-term debt agreements. Although the Company’s foreign subsidiaries currently have no short-term working capital loans, these types of loans routinely exist. These short-term loan agreements could be supplemented, if necessary, by the Company’s $350,000,000 revolving credit agreement entered into on January 30, 2018.

Net interest expense for the years ended December 31, 2020, 2019 and 2018, comprised the following:

(In thousands)	2020	2019	2018
Interest expense	$9,859	$12,744	$13,360
Interest income	(2,171)	(5,717)	(1,829)
	7,688	7,027	11,531
Capitalized interest	(2,279)	(1,095)	(760)
Interest expense, net	$5,409	$5,932	$10,771

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

The Company elected to apply the new lease standard at adoption (January 1, 2019) as allowed under ASU No. 2018-11 and, as a result, the Company did not retrospectively adjust prior periods presented. The Company elected the practical expedient to not separate non-lease components from lease components for all asset classes and the practical expedient which permits a Company to not reassess prior conclusions about lease identification, lease classifications and initial direct costs. The Company did not elect the use-of-hindsight or the practical expedient pertaining to land easements, the latter not being applicable to the Company. In addition, the Company made an accounting policy election to keep leases with an initial term of 12 months or less off the balance sheet. Upon adoption of ASC 842, the Company recognized $42,400,000 of ROU assets and related operating lease liabilities on its balance sheet.  There was no cumulative catch-up adjustment made to beginning retained earnings.

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

The Company’s operating leases are primarily comprised of railcars, real estate, storage tanks, autos, trailers and manufacturing/office equipment. Railcars and real estate comprise approximately 26 percent and 56 percent, respectively, of the Company’s consolidated ROU asset balance. Except for real estate, typical lease terms range from one to ten years. Real estate lease terms typically range from one to fifty years. The Company’s three principal real estate leases relate to the office lease for the new corporate headquarters in Northbrook, Illinois and land leases in the Philippines and Singapore.

As most of the Company’s leases do not provide an implicit borrowing rate, the Company uses its incremental borrowing rate (IBR) based on the information available at the commencement date in determining the present value of lease payments. IBRs were specifically determined for the United States, the Philippines, Singapore, Brazil and China, typically for five-year increments. The U.S. IBR was used for all other countries as the leases in these countries are not material. The total value of leases that reside in the five countries identified above represents approximately 98 percent of the Company’s consolidated ROU asset balance. The lease cost is included in Cost of sale and Operating expenses sections of the Consolidated Statements of Income.

(In thousands)	Year ended December 31, 2020	Year ended December 31, 2019
Lease Cost
Operating lease cost	$11,821	$10,908
Short-term lease cost	4,922	4,420
Variable lease cost	1,135	1,045
Total lease cost	$17,878	$16,373
Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$11,843	$10,954
Right-of-use assets obtained in exchange for new operating lease liabilities	27,766	5,694

(In thousands)
Undiscounted Cash Flows:
2021	$12,704
2022	11,241
2023	9,204
2024	5,685
2025	4,094
Subsequent to 2025	32,452
Total Undiscounted Cash Flows	$75,380
Less: Imputed interest	(12,785)
Present value	$62,595
Current operating lease liabilities (1)	11,028
Non-current operating lease liabilities	51,567
Total lease liabilities	$62,595
(1)	This item is included in Accrued liabilities line on the Company’s Consolidated Balance Sheet.

Weighted-average remaining lease term-operating leases	10 Years
Weighted-average discount rate-operating leases	3.2%

8. Other, Net

Other, net in the Consolidated Statements of Income included the following for the years ended December 31, 2020, 2019 and 2018:

(In thousands)	2020	2019	2018
Foreign exchange gains	$1,367	$123	$1,902
Investment income	1,681	968	1,554
Realized and unrealized gains (losses) on investments	3,143	3,955	(2,966)
Net periodic benefit cost	(874)	(351)	(1,215)
Gain on sale of asset	—	570	—
Other retirement obligation	(363)	(694)	—
Other, net	$4,954	$4,571	$(725)

9.  Income Taxes

The provisions for taxes on income and the related income before taxes for the years ended December 31, 2020, 2019 and 2018, were as follows:

(In thousands)	2020	2019	2018
Taxes on Income
Federal
Current	$21,889	$9,998	$(296)
Deferred	(3,453)	(2,879)	8,876
State
Current	4,305	2,248	2,095
Deferred	(562)	(1,783)	1,821
Foreign
Current	21,723	15,568	14,510
Deferred	(491)	(354)	(342)
Total	$43,411	$22,798	$26,664
Income before Taxes
Domestic	$81,906	$63,399	$86,368
Foreign	89,161	62,500	51,401
Total	$171,067	$125,899	$137,769

The variations between the effective and statutory U.S. federal income tax rates are summarized as follows:

(In thousands)	2020 Amount	%	2019 Amount	%	2018 Amount	%
Federal income tax provision at statutory tax rate	$35,924	21.0	$26,439	21.0	$28,931	21.0
State income tax provision, less applicable federal tax benefit (1)	2,956	1.7	367	0.3	3,094	2.2
Foreign income taxed at different rates	1,964	1.1	623	0.5	864	0.6
U.S. taxation of foreign earnings (2)	4,134	2.4	2,349	1.9	2,348	1.7
Unrecognized tax benefits	1,454	0.8	2,954	2.3	(460)	(0.3)
Nontaxable foreign interest income	—	—	—	—	(1,179)	(0.9)
U.S. tax reform, net impact (3)	—	—	—	—	(375)	(0.3)
Change in accounting methods (4)	—	—	—	—	(3,383)	(2.5)
Prior years return to provision true-up	(588)	(0.3)	(1,740)	(1.4)	(508)	(0.4)
Stock based compensation, excess tax benefits	(1,816)	(1.1)	(1,633)	(1.3)	(1,648)	(1.2)
U.S. tax credits (5)	(1,831)	(1.1)	(6,412)	(5.1)	(1,324)	(1.0)
Non-deductible expenses and other items, net	1,214	0.9	(149)	(0.1)	304	0.5
Total income tax provision	$43,411	25.4	$22,798	18.1	$26,664	19.4
(1)	For 2019, amount includes incremental state research credits for the tax years 2015 - 2019 that were identified as part of a research and development tax credit study.
(2)	Includes cost of global intangible low-taxed income (GILTI) in 2020, 2019 and 2018 plus other taxes paid or withheld on cash repatriated from foreign countries in 2020, 2019 and 2018.
(3)	Does not include state tax impacts, which are included in state income tax provision, less applicable federal tax benefit.
(4)	For 2018, amount represents the federal tax rate change due to certain accounting methods that were adopted on the 2017 federal income tax return.

(5)

For 2019, amount includes incremental federal research credits for 2015 - 2019 that were identified as part of a research and development tax credit study. Also includes a federal tax rate change due to the classification of certain 2016 and 2017 depreciable fixed assets as deductible research costs.

At December 31, 2020 and 2019, the tax effects of significant temporary differences representing deferred tax assets and liabilities were as follows:

(In thousands)	2020	2019
Deferred Tax Liabilities:
Depreciation	$(62,986)	$(59,574)
Unrealized foreign exchange loss	(2,444)	(1,479)
Amortization of intangibles	(842)	(835)
Inventories	(2,504)	(5,855)
Other	(386)	(307)
	$(69,162)	$(68,050)
Deferred Tax Assets:
Pensions	$4,935	$5,855
Deferred revenue	3,073	161
Other accruals and reserves	14,960	12,171
Legal and environmental accruals	7,055	7,758
Deferred compensation	16,222	15,816
Bad debt and rebate reserves	2,821	2,604
Non-U.S. subsidiaries net operating loss carryforwards	2,495	3,966
Tax credit carryforwards	4,713	5,200
	$56,274	$53,531
Valuation Allowance	$(896)	$(2,994)
Net Deferred Tax Liabilities	$(13,784)	$(17,513)
Reconciliation to Consolidated Balance Sheet:
Non-current deferred tax assets (in other non-current assets)	6,961	5,878
Non-current deferred tax liabilities	(20,745)	(23,391)
Net Deferred Tax (Liabilities) Assets	$(13,784)	$(17,513)

Earnings generated by a foreign subsidiary are presumed to ultimately be transferred to the parent company.  Therefore, the establishment of deferred taxes may be required with respect to the excess of the investment value for financial reporting over the tax basis of investments in those foreign subsidiaries (also referred to as book-over-tax outside basis differences). A company may overcome this presumption and forgo recording a deferred tax liability in its financial statements if it can assert that management has the intent and ability to indefinitely reinvest the earnings of its foreign subsidiaries.  Pursuant to the 2017 U.S. Tax Cuts and Jobs Act (Tax Act), the Company’s foreign earnings have been subject to U.S. federal taxes. The Company now has the ability to repatriate to the U.S. parent the cash associated with these foreign earnings with little additional U.S. federal taxes. This cash may, however, be subject to foreign income and/or local country taxes if repatriated to the United States. In addition, repatriation of some foreign cash balances may be further restricted by local laws.  As such, the Company intends to limit its distributions to earnings previously taxed in the U.S. or earnings that would qualify for the 100 percent dividends received deduction provided for in the Tax Act as long as such distributions would not result in any significant foreign taxes. In anticipation of the INVISTA acquisition, the Company’s Philippines entities declared a cash dividend of approximately $20,700,000 to the U.S. parent in December 2020.  The Company recorded $2,384,000 of additional income tax expense in 2020 as a result of the expected repatriation.  The Company expects that the U.S. parent will receive the cash in 2021.  The effect of the adjustment on the 2020 effective tax rate was an increase of approximately 1.4 percent.

The Company evaluated its indefinite reinvestment assertion with regards to certain accumulated foreign earnings as of December 31, 2020.  The Company does not consider the undistributed earnings of its Canadian subsidiary to be indefinitely reinvested in foreign operations to the extent of the subsidiary’s paid-up capital (PUC) as determined under Canadian tax law which is used to determine tax-free distributions for Canadian tax purposes.  The Company also does not consider the undistributed earnings of one of its Dutch subsidiaries, one of its Singapore subsidiaries, and one of its Chinese subsidiaries to be indefinitely reinvested in foreign operations.  A distribution from any of these subsidiaries should not result in any significant foreign taxes to the extent of the distribution limitations discussed above and therefore, the Company has not recognized a deferred tax liability for these undistributed earnings as of December 31, 2020. The Company considers the undistributed earnings of its remaining foreign subsidiaries to be indefinitely reinvested in foreign operations. At this time, the determination of deferred tax liabilities on this amount is not practicable.

The Company has non-U.S. tax loss carryforwards of $6,551,000 (pretax) as of December 31, 2020, and $12,031,000 as of December 31, 2019, that are available for use by the Company between 2021 and 2038.  The Company has tax credit carryforwards of

$4,713,000 as of December 31, 2020, and $5,200,000 as of December 31, 2019 that are available for use by the Company between 2021 and 2034. The Company has non-U.S. capital loss carryforwards of $633,000 as of December 31, 2020, and $621,000 as of December 31, 2019.  The Company’s capital loss carryforwards do not expire.

As of December 31, 2020, and 2019, the Company had valuation allowances of $896,000 and $2,994,000, respectively, which were attributable to deferred tax assets in Canada, China, India, and the Philippines. The realization of deferred tax assets is dependent on the generation of sufficient taxable income in the appropriate tax jurisdictions.  The Company believes that it is more likely than not that the related deferred tax assets will not be realized.

As of December 31, 2020, 2019 and 2018, unrecognized tax benefits totaled $4,735,000, $3,273,000 and $168,000, respectively.  The amount of unrecognized tax benefits that, if recognized, would favorably affect the Company’s effective income tax rate in any future periods, net of the federal benefit on state issues, was approximately $4,545,000, $3,105,000 and $162,000 at December 31, 2020, 2019 and 2018, respectively.  The Company does not believe that the amount of unrecognized tax benefits related to its current uncertain tax positions will change significantly over the next 12 months.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense.  In 2020, the Company recognized net interest and penalty expense of $31,000 compared to $19,000 of net interest and penalty expense in 2019 and $26,000 of net interest and penalty income in 2018. At December 31, 2020 the liability for interest and penalties was $80,000 compared to $49,000 at December 31, 2019.

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

Below are reconciliations of the January 1 and December 31 balances of unrecognized tax benefits for 2020, 2019 and 2018:

(In thousands)	2020	2019	2018
Unrecognized tax benefits, opening balance	$3,273	$168	$1,927
Gross increases – tax positions in prior period	190	2,760	29
Gross increases – current period tax positions	1,288	355	26
Foreign currency translation	15	7	1
Settlement	—	—	(1,526)
Lapse of statute of limitations	(31)	(17)	(289)
Unrecognized tax benefits, ending balance	$4,735	$3,273	$168

10. Stockholders’ Equity

At December 31, 2020 and 2019, treasury stock consisted of 4,185,242 shares and 3,979,735 shares of common stock, respectively. During 2020, 173,956 shares of Company common stock were purchased in the open market. In addition, 42,733 shares were received to settle employees’ minimum statutory withholding taxes related to performance stock awards, exercised SARs and deferred compensation distributions. Also, 11,182 shares of treasury stock were distributed to participants under the Company’s deferred compensation plan.

11. Stock-based Compensation

On December 31, 2020, the Company had outstanding stock options, stock awards and SARs awarded under its 2011 Incentive Compensation Plan (2011 Plan). Stock options, stock awards and SARs are currently granted to Company executives and other key employees. In addition, stock awards are currently granted to non-employee directors of the Company.  The 2011 Plan authorized the award of 2,600,000 shares of the Company’s common stock for stock options, SARs and stock awards. At December 31, 2020, there were 783,130 shares available for grant under the 2011 Plan.

Compensation expense recorded in the consolidated statements of income for all plans was $10,080,000, $8,872,000, and $6,837,000 for the years ended December 31, 2020, 2019 and 2018, respectively. The increase in stock-based compensation in 2020 versus 2019 was primarily due to the increase in compensation expenses related to performance awards.  Management’s assessment that higher profitability performance targets for certain grants would be achieved led to the increase of compensation expenses for performance awards. Partially offsetting the increase was the decrease in compensation expenses related to cash SARs.  The $16.88 per share increase in the market value of the Company common stock from $102.44 at December 31, 2019 to $119.32 at December 31, 2020 was smaller than the increase of $28.44 per share in the market value of the Company common stock from $74.00 at December 31, 2018 to $102.44 at December 31, 2019.

The total income tax benefit recognized in the income statement for share-based compensation arrangements was $2,390,000, $1,501,000, and $1,849,000 for the years ended December 31, 2020, 2019 and 2018, respectively.

Stock Options

Under all plans, stock option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. The market price is defined and calculated as the average of the opening and closing prices for Company common stock on the grant date as reported in the New York Stock Exchange – Composite Transactions. Stock option awards granted prior to 2017 generally cliff vest after two years. Starting in 2017, stock options have a three-year graded vesting feature, with one-third of the awards vesting each year. The Company has elected the straight-line method of expense attribution for the stock options with graded vesting feature. These options have a 10-year contractual term. The fair value of each option award was estimated on the date of grant using the Black-Scholes option valuation model incorporating the weighted-average assumptions noted in the following table.  Expected volatility is based on the historical volatility of the Company’s stock. The Company also uses historical data to estimate the expected term of options granted. The risk-free rate is the U.S. Treasury note rate that corresponds to the expected option term at the date of grant. The following are the weighted-average assumptions used to calculate the grant-date fair values of stock option awards granted in the years ended December 31, 2020, 2019 and 2018:

	For the Years Ended December 31
	2020	2019	2018
Expected dividend yield	1.31%	1.32%	1.34%
Expected volatility	26.00%	26.98%	27.41%
Expected term	7.3 years	7.3 years	7.3 years
Risk-free interest rate	1.47%	2.53%	2.88%

A summary of stock option activity for the year ended December 31, 2020 is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Options
Outstanding at January 1, 2020	360,822	$66.15
Granted	81,924	102.06
Exercised	(48,389)	60.47
Forfeited	(1,807)	89.64
Outstanding at December 31, 2020	392,550	74.24	6.61	$17,697
Vested or expected to vest at December 31, 2020	385,352	73.76	6.56	17,555
Exercisable at December 31, 2020	310,302	67.88	6.03	15,962

The weighted-average grant-date fair values of options awarded during the years ended December 31, 2020, 2019 and 2018, were $25.90, $26.49, and $22.13, respectively. The total intrinsic values of options exercised during the years ended December 31, 2020, 2019, and 2018 were $2,534,000, $2,518,000, and $3,879,000, respectively.

As of December 31, 2020, the total unrecognized compensation cost for unvested stock options was $1,993,000. That cost is expected to be recognized over a weighted-average period of 1.7 years.

Cash received from stock option exercises under the Company’s stock option plans for the years ended December 31, 2020, 2019, and 2018 was $2,926,000, $3,037,000, and $4,163,000, respectively. The actual tax benefit realized for the tax deductions from stock option exercises totaled $339,000, $348,000, and $548,000 for the years ended December 31, 2020, 2019 and 2018, respectively.

Stock Awards

In 2018, 2019, and 2020, the Company granted stock awards under the 2011 Plan. Most Company stock awards are granted in the form of performance awards. The performance stock awards vest only upon the Company’s achievement of certain Board of Directors approved levels of financial performance by the end of specified measurement periods. The number of Company shares of common stock ultimately distributed, if any, is contingent upon the Company’s actual financial performance attained by the end of the measurement period relative to the Board of Directors approved targets. The fair value of performance stock awards equals the grant-date market price of the Company’s common stock, discounted for the estimated amount of dividends that would not be received during the measurement period. Compensation expense is recorded each reporting period based on the probable number of awards that will ultimately vest given the projected level of financial performance. If at the end of the measurement period the performance objectives are not met, no compensation cost is recognized and any compensation expense recorded in prior periods is reversed. Periodically, the Company also grants stock awards that have no performance conditions associated with their vesting.  These stock awards vest based on the service time established for the given grant.  In addition, the Company grants stock awards that have no performance conditions associated with their vesting to non-employee directors of the Company.

A summary of stock award activity for the year ended December 31, 2020, is presented below:

	Shares	Weighted-Average Grant Date Fair Value
Stock Awards
Unvested at January 1, 2020	87,334	$80.78
Granted	65,278	98.46
Vested	(36,115)	70.49
Forfeited	(9,146)	84.64
Unvested at December 31, 2020	107,351	94.66

The weighted-average grant-date fair values of stock awards granted during the years ended December 31, 2020, 2019 and 2018, were $98.46, $89.12, and $72.06, respectively. As of December 31, 2020, under the current Company assumption as to the number of stock award shares that will vest at the measurement periods ended December 31, 2021 and 2022, there was $5,313,000 of unrecognized compensation cost for unvested stock awards. That cost is expected to be recognized over a period of 1.8 years.

SARs

At December 31, 2020, the Company had both cash-settled and Company stock-settled SARs outstanding. SARs granted prior to 2015 are cash-settled, and SARs granted in 2015 and later are stock-settled. SARs granted prior to 2017 cliff vest after two years. Starting in 2017, SARs have a three-year graded vesting feature, with one-third of the awards vesting each year. The Company has elected the straight-line method of expense attribution for the SARs with graded vesting feature. All SARs expire ten years from the grant date. Upon the exercise of a SARs award, a participant receives in cash (for cash-settled SARs) or Company common stock (for stock-settled SARs) an amount that equals the excess of the fair market value of a share of Company common stock at the date of exercise over the fair market value of a share of Company common stock at the date of grant (the exercise price).  Cash-settled SARs are accounted for as liabilities that must be re-measured at fair value at the end of every reporting period until settlement. Compensation expense for each reporting period is based on the period-to-period change (or portion of the change, depending on the proportion of the vesting period that has been completed at the reporting date) in the fair value of the SARs. Compensation expense for stock-settled SARs is based on the grant-date value of the awards allocated over the proportion of the vesting period that has been completed at the reporting date. Because stock-settled SARs are considered equity instruments, they are not re-measured at fair value at the end of each reporting period.

The following is a summary of SARs activity for the year ended December 31, 2020:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
SARs
Outstanding at January 1, 2020	655,417	$68.83
Granted	176,330	101.96
Exercised	(172,826)	57.32
Forfeited	(5,423)	89.63
Outstanding at December 31, 2020	653,498	80.64	7.12	$25,297

The weighted-average grant-date fair values of SARs granted during the years 2020, 2019 and 2018 were $25.88, $26.43, and $22.19, respectively. The fair value for each SARs award was estimated using the Black-Scholes valuation model incorporating the same assumptions as noted for stock options.

As of December 31, 2020 and 2019, the liability for cash-settled SARs recorded on the consolidated balance sheet (non-current liabilities) was $2,368,000 and $4,509,000, respectively. At December 31, 2020, there was $4,341,000 of total unrecognized compensation cost related to all unvested SARs. That cost is to be recognized over a weighted-average period of 1.7 years.

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

The additional compensation expense or income resulting from the changes in the market values and earnings of the selected investment options was $9,988,000 expense in 2020, $15,140,000 expense in 2019 and $2,329,000 income in 2018. The main factor in the decrease of the 2020 deferred compensation expense versus 2019 deferred compensation expense was a $16.88 per share increase in the market price of the Company’s common stock in 2020 versus a $28.44 per share increase in the price of stock in 2019. The Company’s deferred compensation liability was $61,558,000 and $59,031,000 at December 31, 2020 and 2019, respectively.

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

Obligations and Funded Status at December 31

(In thousands)	United States		United Kingdom
	2020	2019	2020	2019
Change in benefit obligation
Benefit obligation at beginning of year	$176,499	$158,594	$21,850	$20,006
Interest cost	5,668	6,616	445	554
Actuarial loss	13,327	19,251	3,032	1,045
Benefits paid	(8,123)	(7,962)	(657)	(592)
Foreign exchange impact	—	—	856	837
Benefit obligation at end of year	$187,371	$176,499	$25,526	$21,850

(In thousands)	United States		United Kingdom
	2020	2019	2020	2019
Change in plan assets
Fair value of plan assets at beginning of year	$160,423	$134,198	$24,357	$20,576
Actual return on plan assets	22,738	33,875	3,320	2,963
Employer contributions	298	312	526	476
Benefits paid	(8,123)	(7,962)	(657)	(592)
Foreign exchange impact	—	—	958	934
Fair value of plan assets at end of year	$175,336	$160,423	$28,504	$24,357

Over (Under) funded status at end of year	$(12,035)	$(16,076)	$2,978	$2,507

The amounts recognized in the consolidated balance sheets at December 31 consisted of:

(In thousands)	United States		United Kingdom
	2020	2019	2020	2019
Non-current asset	$3,470	$1,479	$2,978	$2,507
Current liability	(288)	(301)	—	—
Non-current liability	(15,217)	(17,254)	—	—
Net amount recognized	$(12,035)	$(16,076)	$2,978	$2,507

The amounts recognized in accumulated other comprehensive income at December 31 consisted of:

(In thousands)	United States		United Kingdom
	2020	2019	2020	2019
Net actuarial loss	$33,745	$37,671	$4,653	$4,460

Below is information for pension plans with projected benefit obligations in excess of plan assets at December 31:

(In thousands)	United States		United Kingdom
	2020	2019	2020	2019
Projected benefit obligation	$146,848	$141,839	$—	$—
Accumulated benefit obligation	146,848	141,839	—	—
Fair value of plan assets	135,070	124,284	—	—

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income

Net periodic benefit costs for the years ended December 31, 2020, 2019 and 2018, were as follows:

(In thousands)	United States			United Kingdom
	2020	2019	2018	2020	2019	2018
Interest cost	$5,668	$6,616	$6,194	$445	$554	$565
Expected return on plan assets	(9,747)	(9,450)	(9,284)	(548)	(787)	(885)
Amortization of net actuarial loss	4,262	2,490	3,814	79	244	219
Net periodic benefit cost	$183	$(344)	$724	$(24)	$11	$(101)

Other changes in plan assets and benefit obligations recognized in other comprehensive income for the years ended December 31, 2020, 2019 and 2018, were as follows:

(In thousands)	United States			United Kingdom
	2020	2019	2018	2020	2019	2018
Net actuarial (gain) loss	$336	$(5,174)	$9,348	$272	$(1,144)	$325
Amortization of net actuarial loss	(4,262)	(2,490)	(3,814)	(79)	(244)	(219)
Total recognized in other comprehensive income	$(3,926)	$(7,664)	$5,534	$193	$(1,388)	$106
Total recognized in net periodic benefit cost and other comprehensive income	$(3,743)	$(8,008)	$6,258	$169	$(1,377)	$5

Estimated Future Benefit Payments

(In thousands)	United States	United Kingdom
2021	$8,744	$535
2022	9,118	557
2023	9,505	600
2024	9,820	631
2025	10,033	659
2026-2030	51,138	3,893

Assumptions

The weighted-average assumptions used to determine benefit obligations at December 31 were as follows:

	United States		United Kingdom
	2020	2019	2020	2019
Discount rate	2.60%	3.30%	1.40%	2.10%

The weighted-average assumptions used to determine net periodic benefit costs for years ended December 31 were as follows:

	United States			United Kingdom
	2020	2019	2018	2020	2019	2018
Discount rate	3.30%	4.30%	3.67%	2.10%	2.80%	2.40%
Expected long-term return on plan assets	6.75%	6.75%	6.75%	2.30%	3.82%	3.71%

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

Employer Securities: The retirement plans also hold shares of the Company’s common stock, which are purchased or sold by the trustee from time to time, as directed by the Plan Committee. At the direction of the Plan Committee, the plans sold 31,706 shares of the Company’s common stock to the Company’s ESOP trust on February 24, 2020. In 2019, the plans sold 32,299 shares to the Company’s ESOP trust on February 21, 2019.  In 2018, the plans sold  43,930 shares to the Company’s ESOP trust on February 21, 2018, 23,471 shares to the Company on March 9, 2018 and 16,833 shares to the Company on August 8, 2018. The target allocation for employer securities is 15 percent of plan assets.

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

U.K. Plan

The objective of the U.K. defined benefit pension fund investment strategy is to maximize the long-term rate of return on plan assets within a medium level of risk in order to minimize the cost of providing pension benefits. To that end, the plan assets are invested in an actively managed pooled fund of funds that diversifies its holdings among equity securities, debt securities, property and cash.  Essentially, the plan is to hold equity instruments to back the benefits of participants yet to retire and bonds and cash to back current pensioners. Although there are no formal target allocations for the plan assets, the trustee overall strategy is to achieve a mix of investments for long-term growth and near-term benefit payments with a wide diversification of asset types.  Equity securities are selected from U.K., European, U.S. and emerging market companies.  Bonds include U.K. and other countries’ government notes and corporate debt of U.K and non-U.K. companies. There are no specific prohibited investments, but the current managed fund will not allocate assets to derivatives or other financial hedging instruments. Plan trustees meet regularly with the fund manager to assess the fund’s performance and to reassess investment strategy. At December 31, 2020, the pension asset allocation was 13 percent equities, 74 percent fixed income, four percent insurance contracts, and nine percent cash.

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

Plan Assets

U.S. Plans

The Company’s asset allocations for its U.S. pension plans at December 31, 2020 and 2019, by asset category, were as follows:

	December 31, 2020
(In thousands)	Level 1	Level 2	Level 3	Total
Cash and Cash Equivalents	$7,056	$—	$—	$7,056
Equity Securities
U.S. Equities	54,805	—	—	54,805
Non-U.S. Equities	23,155	—	—	23,155
Employer Securities	27,938	—	—	27,938
Total Equities	105,898	—	—	105,898
Fixed Income Securities
U.S. Corporate Bonds	—	41,489	—	41,489
U.S. Government and Agency Bonds	11,152	1,570	—	12,722
Other Bonds	—	8,171	—	8,171
Total Fixed Income	11,152	51,230	—	62,382
Total	$124,106	$51,230	$—	$175,336

	December 31, 2019
(In thousands)	Level 1	Level 2	Level 3	Total
Cash and Cash Equivalents	$7,261	$—	$—	$7,261
Equity Securities
U.S. Equities	50,319	—	—	50,319
Non-U.S. Equities	19,697	—	—	19,697
Employer Securities	27,234	—	—	27,234
Total Equities	97,250	—	—	97,250
Fixed Income Securities
U.S. Corporate Bonds	—	36,242	—	36,242
U.S. Government and Agency Bonds	11,080	—	—	11,080
Other Bonds	—	8,590	—	8,590
Total Fixed Income	11,080	44,832	—	55,912
Total	$115,591	$44,832	$—	$160,423

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

Level 3 – no investments held during 2020 or 2019 were categorized as Level 3.

U.K. Plan

The Company’s asset allocations for its U.K. pension plans at December 31, 2020 and 2019, by asset category, were as follows:

	December 31, 2020
(In thousands)	Level 1	Level 2	Level 3	Total
Cash	—	$2,576	$—	$2,576
Equity Securities
Pooled Pension Funds	—	3,603	—	3,603
Fixed Income
Pooled Pension Funds	—	21,166	—	21,166
Insurance Contracts	—	—	1,159	1,159
Total	$—	$27,345	$1,159	$28,504

	December 31, 2019
(In thousands)	Level 1	Level 2	Level 3	Total
Cash	$252	$1,120	$—	$1,372
Equity Securities
Pooled Pension Funds	—	7,533	—	7,533
Fixed Income
Pooled Pension Funds	—	14,247	—	14,247
Insurance Contracts	—	—	1,205	1,205
Total	$252	$22,900	$1,205	$24,357

Units of each of the pooled funds are valued by the trustee based on quoted market prices of the underlying investments (the underlying assets are either exchange traded or have readily available markets).

Fair value changes within asset categories for which fair value measurements use significant unobservable inputs (Level 3) were as follows during 2020 and 2019:

(In thousands)	Insurance Contracts
Fair value, December 31, 2018	$1,243
Sale proceeds (benefit payments)	(121)
Change in unrealized gain	37
Foreign exchange impact	46
Fair value, December 31, 2019	$1,205
Sale proceeds (benefit payments)	(119)
Change in unrealized gain	41
Foreign exchange impact	32
Fair value, December 31, 2020	$1,159

Long-term Rate of Return for Plan Assets

U.S. Plans

The overall expected long-term rate of return on assets of 6.75 percent that was used to develop the 2020 pension expense is based on plan asset allocation, capital markets forecasts and expected benefits of active investment management.  For fixed income, the expected return is 4.45 percent.  This assumption includes the yield on the five-year zero-coupon U.S. Treasury bond as the base rate along with historical data from the U.S. Treasury yield curve.  For equities, the expected return is 7.93 percent for U.S. and international equities. This return is based on a blended average of three different statistical models that each incorporates multiple factors including, for example, inflation, Gross Domestic Product and the Fed Funds Target Rate.

The overall investment return forecast reflects the target allocations and the capital markets forecasts for each asset category, plus a premium for active asset management expected over the long-term.

U.K. Plan

The overall expected long-term return on plan assets is a weighted-average of the expected long-term returns for equity securities, debt securities and other assets. The redemption yield at the measurement date on U.K. government fixed interest bonds and the yield on corporate bonds are used as proxies for the return on the debt portfolio. The returns for equities and property are estimated as a premium of 3.7 percent added to the risk-free rate. Cash is assumed to have a long-term return of 0.1 percent.

Other Defined Benefit Plans

The Company maintains funded and unfunded defined benefit plans in other foreign locations. The liabilities and expenses associated with these plans, individually and collectively, are not material to the Company’s consolidated financial statements.  Discount rates for these plans are determined based on local interest rates and plan participant data.

Cash Flows

As a result of pension funding relief included in the Highway and Transportation Funding Act of 2014, the Company does not expect to make any 2021 contributions to the funded U.S. qualified defined benefit plans. The Company expects to contribute $301,000 in 2021 to the unfunded non-qualified U.S. pension plans.  The Company expects to contribute $477,000 to the U.K. defined benefit plan in 2021.

Defined Contribution Plans

The Company sponsors retirement savings defined contribution retirement plans that cover eligible U.S. and U.K. employees. The Company’s U.S. retirement plans include two qualified plans, one of which is a 401(k) plan and one of which is an employee stock ownership plan, and one non-qualified supplemental executive plan. Prior to 2018, the Company made profit sharing contributions into the qualified retirement plans for its U.S. employees and starting in 2018 made profit sharing contributions into the qualified retirement plans for U.S. employees and for certain non-U.S. employees. Profit sharing contributions were determined using a formula applied to Company earnings. In 2017 and 2018, profit sharing contributions for U.S. employees, who received the majority of profit sharing contributions, were made partly in cash paid to the 401(k) plan and partly in Company common stock. In 2019 and 2020, profit sharing contributions for U.S. employees were made to the employee stock ownership plan.  Profit sharing contributions are allocated to participant accounts on the basis of participant base earnings.  Effective January 1, 2018, the Company amended its U.S. 401(k) plan and its profit sharing formula, which resulted in a higher potential contribution percentage to the U.S. 401(k) plan and a lower potential profit sharing contribution percentage relative to prior years.

Defined contribution expenses for the Company’s qualified defined contribution plans and statutory profit sharing contributions were as follows:

(In thousands)	2020	2019	2018
Retirement contributions	$8,035	$7,328	$7,617
Profit sharing contributions	6,107	4,702	4,182
Total	$14,142	$12,030	$11,799

The Company has a rabbi trust to fund the obligations of its non-qualified supplemental executive defined contribution plans (supplemental plans). The trust comprises various mutual fund investments selected by the participants of the supplemental plans. In accordance with the accounting guidance for rabbi trust arrangements, the assets of the trust and the obligations of the supplemental plans are reported on the Company’s consolidated balance sheet. The Company elected the fair value option for the mutual fund investment assets so that offsetting changes in the mutual fund values and defined contribution plan obligations would be recorded in earnings in the same period. Therefore, the mutual funds are reported at fair value with any subsequent changes in fair value recorded in the income statement. The supplemental plan liabilities increase (i.e., supplemental plan expense is recognized) when the value of the trust assets appreciates and decrease (i.e., supplemental plan income is recognized) when the value of the trust assets declines. At December 31, 2020 and 2019, the trust asset balances were $1,778,000 and $1,744,000, respectively, and the supplemental plan liability balances were $1,853,000 and $1,819,000, respectively. The differences between the trust asset balances and the supplemental liability balances were due to estimated liabilities that were not funded until after the end of the year when the actual liabilities were determined.

Certain foreign locations are required by law to make profit sharing contributions to employees based on statutory formulas. For the years ended December 31, 2020, 2019 and 2018, the Company recognized $1,679,000, $935,000 and $374,000, respectively, of statutory profit sharing expense and are included in the above table.

In all Company locations, approximately 79 percent of union and non-union employees are eligible for either Company’s sponsored or statutory profit sharing contributions and 100 percent of U.S. based union and non-union employees are eligible for the Company’s sponsored profit sharing contribution.

14.  Accrued Liabilities

The composition of accrued liabilities was as follows:

	December 31
(In thousands)	2020	2019
Accrued payroll and benefits	$79,070	$57,894
Accrued customer rebates	23,628	25,148
Other accrued liabilities	39,249	38,225
Total accrued liabilities	$141,947	$121,267

15.  Other Non-Current Liabilities

The composition of other non-current liabilities was as follows:

	December 31
(In thousands)	2020	2019
Deferred revenue	$11,276	$891
Environmental and legal matters	17,921	12,023
Deferred compensation liability	51,508	49,835
Pension liability	17,229	19,407
Other non-current liabilities	16,359	14,024
Total other non-current liabilities	$114,293	$96,180

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

In determining the appropriate level of environmental reserves, the Company considers several factors such as information obtained from investigatory studies; changes in the scope of remediation; the interpretation, application and enforcement of laws and regulations; changes in the costs of remediation programs; the development of alternative cleanup technologies and methods; and the relative level of the Company’s involvement at various sites for which the Company is allegedly associated.  The level of annual expenditures for remedial, monitoring and investigatory activities will change in the future as major components of planned remediation activities are completed and the scope, timing and costs of existing activities are changed.  As of December 31, 2020, the Company estimated a range of possible environmental and legal losses of $22,884,000 to $41,104,000. Within the range of possible environmental and legal losses, management has currently concluded that no single amount is more likely to occur than any other amounts in the range and, thus, has accrued at the lower end of the range.  These accruals totaled $22,884,000 at December 31, 2020 and $25,905,000 at December 31, 2019. Although the Company believes that its reserves are adequate for environmental contingencies, it is possible due to the uncertainties noted above, that additional reserves could be required in the future. Cash expenditures related to legal and environmental matters approximated $4,483,000 for the year ended December 31, 2020, compared to $3,791,000 in 2019.

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

Following are summaries of the Company’s major contingencies at December 31, 2020:

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

In addition, under the terms of a settlement agreement reached on November 12, 2004, the U.S. Department of Justice and the Company agreed to fulfill the terms of a Cooperative Agreement reached in 1985. Under the Cooperative Agreement, the United States is responsible for the removal of radioactive waste at the Maywood site, including past and future remediation costs at the site. As such, the Company recorded no liability related to this settlement agreement.

D’Imperio Property Site

During the mid-1970’s, Jerome Lightman and the Lightman Drum Company disposed of hazardous substances generated by the Company at several sites in New Jersey, including the D’Imperio site. The Company was named as a PRP in an October 2, 1998 lawsuit in the U.S. District Court for the District of New Jersey that involved the D’Imperio Site. In 2020, the PRPs were provided with updated remediation cost estimates by the PRP group technical consultant and project manager which the Company considered in its determination of its range of estimated possible losses and liability balance. The changes in range of possible losses and liability balance were immaterial. Remediation work continues at the D’Imperio site. Based on current information, the Company believes that its recorded liability is reasonable having considered the range of estimated cost of remediation for the D’Imperio site. Depending on the ultimate cost of the remediation at this site, the amount for which the Company is liable could differ materially from the current estimates.

Wilmington Site

The Company is currently contractually obligated to contribute to the environmental response costs associated with the Company’s formerly-owned site in Wilmington, Massachusetts (the Wilmington site). Remediation at this site is being managed by its current owner to whom the Company sold the property in 1980. Under the Company’s October 1, 1993 agreement with the current owner of the Wilmington site, once total site remediation costs exceed certain levels, the Company is obligated to contribute up to five percent of future response costs associated with this site with no limitation on the ultimate amount of contributions. The Company has paid the current owner $2,965,000 for the Company’s portion of environmental response costs at the Wilmington site through December 31, 2020. The Company has recorded a liability for its portion of the estimated remediation costs for the site. Depending on the ultimate cost of the remediation at this site, the amount for which the Company is liable could differ materially from the current estimates.

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

17.  Segment Reporting

The Company has three reportable segments: Surfactants, Polymers and Specialty Products.  Each segment provides distinct products and requires separate management due to unique markets, technologies and production processes.  Surfactants are used in a variety of consumer and industrial cleaning and disinfection products as well as in agricultural products, lubricating ingredients, oil field chemicals and other specialized applications. Polymers are used primarily in plastics, building materials, refrigeration systems and CASE applications.  Specialty Products are used in food, flavoring, nutritional supplement and pharmaceutical applications.

The Company evaluates the performance of its segments and allocates resources based on operating income before interest expense, other income/expense items and income tax provision.  The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

The following is segment data for the three years ended December 31, 2020, 2019 and 2018:

(In thousands)	Surfactants	Polymers	Specialty Products	Segment Totals
2020
Net sales	$1,351,686	$452,277	$65,787	$1,869,750
Operating income	169,101	68,214	13,966	251,281
Assets	1,018,555	361,219	92,964	1,472,738
Capital expenditures	88,484	26,719	5,960	121,163
Depreciation and amortization expenses	49,429	22,873	5,686	77,988

2019
Net sales	$1,272,723	$512,347	$73,675	$1,858,745
Operating income	122,780	69,567	16,415	208,762
Assets	907,032	338,179	86,718	1,331,929
Capital expenditures	69,725	29,188	4,441	103,354
Depreciation and amortization expenses	48,422	22,151	5,483	76,056

2018
Net sales	$1,385,932	$527,420	$80,505	$1,993,857
Operating income	133,518	66,373	11,661	211,552
Assets	850,553	351,690	82,957	1,285,200
Capital expenditures	51,543	26,663	6,192	84,398
Depreciation and amortization expenses	50,514	23,253	5,150	78,917

Below are reconciliations of segment data to the consolidated financial statements:

(In thousands)	2020	2019	2018
Operating income - segment totals	$251,281	$208,762	$211,552
Business restructuring (1)	(1,212)	(2,744)	(2,588)
Unallocated corporate expenses (2)	(78,547)	(78,758)	(59,699)
Total operating income	171,522	127,260	149,265
Interest expense, net	(5,409)	(5,932)	(10,771)
Other, net	4,954	4,571	(725)
Consolidated income before income taxes	$171,067	$125,899	$137,769

Assets - segment totals	$1,472,738	$1,331,929	$1,285,200
Unallocated corporate assets	279,598	247,438	229,414
Consolidated assets	$1,752,336	$1,579,367	$1,514,614

Capital expenditures - segment totals	$121,163	$103,354	$84,398
Unallocated corporate expenditures	4,629	2,218	2,249
Consolidated capital expenditures	$125,792	$105,572	$86,647

Depreciation and amortization expenses – segment totals	$77,988	$76,056	$78,917
Unallocated corporate depreciation expenses	3,872	2,645	2,198
Consolidated depreciation and amortization expenses	$81,860	$78,701	$81,115

(1)See Note 22 regarding business restructuring costs.

(2)

Unallocated corporate expenses primarily comprise corporate administrative expenses (e.g., corporate finance, legal, human resources, information systems, deferred compensation and environmental remediation) that are not included in segment operating income and not used to evaluate segment performance.

Below is certain Company-wide geographic data for the years ended December 31, 2020, 2019 and 2018:

(In thousands)	2020	2019	2018
Net sales (1)
United States	$1,117,695	$1,115,993	$1,193,938
France	141,516	145,933	171,010
Poland	147,289	156,391	170,474
United Kingdom	93,115	96,842	105,732
Brazil	105,639	102,590	100,328
Mexico	100,763	83,160	81,458
All other countries	163,733	157,836	170,917
Total	$1,869,750	$1,858,745	$1,993,857

Long-lived assets (2)
United States	$499,260	$462,199	$427,274
Germany	39,759	30,084	29,151
Singapore	25,815	28,741	30,838
Brazil	35,786	46,740	48,427
China	27,300	27,201	29,030
United Kingdom	24,335	21,551	20,225
Mexico	39,482	21,959	18,903
All other countries	42,970	42,280	42,242
Total	$734,707	$680,755	$646,090
(1)	Net sales are attributed to countries based on the location of the Company facility making the sales.
(2)	Includes net property, plant and equipment, goodwill and other intangible assets.

18. Earnings Per Share

Below is the computation of basic and diluted earnings per share for the years ended December 31, 2020, 2019 and 2018:

(In thousands, except per share amounts)	2020	2019	2018
Computation of Basic Earnings per Share
Net income attributable to Stepan Company	$126,770	$103,129	$111,117
Weighted-average number of shares outstanding	22,949	23,054	23,022
Basic earnings per share	$5.52	$4.47	$4.83
Computation of Diluted Earnings per Share
Net income attributable to Stepan Company	$126,770	$103,129	$111,117
Weighted-average number of shares outstanding	22,949	23,054	23,022
Add weighted-average net shares from assumed exercise of options (under treasury share method) (1)	112	97	101
Add weighted-average net shares related to unvested stock awards (under treasury share method)	1	2	3
Add weighted-average net shares from assumed exercise of SARs (under treasury share method)	145	125	110
Add weighted-average contingently issuable net shares related to performance stock awards (under treasury share method)	49	38	89
Weighted-average shares applicable to diluted earnings	23,256	23,316	23,325
Diluted earnings per share	$5.45	$4.42	$4.76
(1)

Options/SARs to purchase 127,434, 107,125 and 50,770 shares of common stock were excluded from the computations of diluted earnings per share for the years ended December 31, 2020, 2019 and 2018, respectively. The options’/SARs’ exercise prices were greater than the average market price for the common stock and inclusion of the instruments would have had antidilutive effect on the computations of the earnings per share.

19.  Accumulated Other Comprehensive Income (Loss)

Below is the change in the Company’s accumulated other comprehensive income (loss) (AOCI) balance by component (net of income taxes) for the years ended December 31, 2020, 2019 and 2018:

(In thousands)	Foreign Currency Translation Adjustments	Defined Benefit Pension Plan Adjustments	Cash Flow Hedge Adjustments	Total
Balance at December 31, 2017	$(70,561)	$(29,093)	$91	$(99,563)
Other comprehensive income before reclassifications	(37,920)	(7,080)	—	(45,000)
Amounts reclassified from AOCI	—	3,090	(10)	3,080
Net current period other comprehensive income	(37,920)	(3,990)	(10)	(41,920)
Balance at December 31, 2018	$(108,481)	$(33,083)	$81	$(141,483)
Other comprehensive income before reclassifications	4,444	4,112	—	8,556
Amounts reclassified from AOCI	—	2,091	(9)	2,082
Remeasurement adjustment related to the Tax Act (1)	—	(5,325)	—	(5,325)
Net current period other comprehensive income	4,444	878	(9)	5,313
Balance at December 31, 2019	$(104,037)	$(32,205)	$72	$(136,170)
Other comprehensive income before reclassifications	(3,046)	(996)	—	(4,042)
Amounts reclassified from AOCI	—	3,340	(9)	3,331
Net current period other comprehensive income	(3,046)	2,344	(9)	(711)
Balance at December 31, 2020	$(107,083)	$(29,861)	$63	$(136,881)
(1)

Represents reclassification of the stranded tax effects resulting from the U.S. Tax Cuts and Jobs Act (Tax Act) from accumulated other comprehensive income (loss) to retained earnings in accordance with ASU 2018-02.

Amounts reclassified out of AOCI for the three years ended December 31, 2020, 2019 and 2018, is displayed below:

	Amounts Reclassified from AOCI (1)
(In thousands)				Affected Line Item in Consolidated
	2020	2019	2018	Statements of Income
Amortization of defined pension items:
Prior service cost	$(11)	$(12)	$(12)
Actuarial loss	(4,421)	(2,739)	(4,059)
	$(4,432)	(2,751)	(4,071)	Total before tax (2)
	1,092	660	981	Tax benefit
	$(3,340)	$(2,091)	$(3,090)	Net of tax

Gains and losses on cash flow hedges:
Foreign exchange contracts	$9	$9	$10	Cost of sales
	9	9	10	Total before tax
	—	—	—	Tax benefit
	$9	$9	$10	Net of tax
Total reclassifications for the period	$(3,331)	$(2,082)	$(3,080)	Net of tax
(1)	Amounts in parentheses denote expense to statement of income.
(2)

This component of accumulated other comprehensive income is included in the computation of net periodic benefit cost (see Note 13 for details regarding net periodic benefit costs for the Company’s U.S. and U.K. defined benefit plans).

20. Acquisitions

2020 Acquisitions

Clariant (Mexico) Acquisition

On September 17, 2020, the Company through its subsidiaries in Mexico, acquired Clariant’s anionic business located in Santa Clara, Mexico. The acquisition did not include the purchase of a manufacturing site. The business acquired is being integrated into the Company’s two existing manufacturing sites in Mexico (Matamoros and Ecatepec).  The purchase price of the acquisition was

$14,000,000, plus associated value-added taxes (VAT).  As of December 31, 2020, $13,519,000, inclusive of $308,000 net VAT, had been paid with cash on hand. The acquisition was accounted for as a business combination and the assets were measured and recorded at their estimated fair value. The acquired goodwill is not tax deductible. All assets acquired are included in the Company’s Surfactants segment. The following table summarizes the purchase price allocation for the acquisition:

(In thousands)
Assets:
Identifiable intangible assets:
Customer lists	$8,000
Trademarks and know-how	1,300
Non-compete agreement	300
Goodwill	4,225
Property, plant and equipment	175
Total assets acquired	$14,000

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

2018 Acquisition

On March 26, 2018, the Company through a subsidiary in Mexico closed on a previously announced agreement with BASF Mexicana, S.A.DE C.V. (BASF) to acquire BASF’s production facility in Ecatepec, Mexico and a portion of the associated surfactants business.  The facility is located close to Mexico City and has over 50,000 metric tons of capacity, 124,000 square feet of warehouse space, a large laboratory and office space. The acquired assets and business are included in the Company’s Surfactants segment.  The purchase price of the acquisition was $22,852,000 and was paid with cash on hand.  The primary assets acquired were land, buildings, machinery and equipment and inventory. The acquisition was accounted for as a business combination, and, accordingly, the assets acquired were measured and recorded at their estimated fair values. No intangible assets were identified as part of the acquisition. The following table summarizes the assets acquired as a result of the acquisition:

(In thousands)
Assets:
Property, plant and equipment	$14,464
Inventory	5,687
Other Receivable	2,701
Total assets acquired	$22,852

The acquired business had a minimal impact on the Company’s 2018 financial results.

21. Revenue from Contracts with Customers

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

As of December 31, 2020, the Company had $773,000 of contract liabilities and no contract assets associated with normal product supply arrangements. A contract liability would typically arise when an advance or deposit is received from a customer before the Company recognizes revenue.  In practice, this is rare as it would require a customer to make a payment prior to a performance obligation being satisfied. When such situations do arise, the Company would maintain a deferred revenue liability until the time a performance obligation has been satisfied.  The Company recognized $350,000 of revenue in the current period from pre-existing contract liabilities at December 31, 2019.  During 2020 the Company also recognized $10,709,000 of long-term deferred revenue associated with a payment received to defray the cost of capital expenditures necessary to service a customer’s future product needs.   This deferred revenue will be recognized over the period of the contract.

The tables below provide a geographic disaggregation of net sales for the years ended December 31, 2020, 2019 and 2018.  The Company’s business segmentation by geographic region most effectively captures the nature and economic characteristics of the Company’s revenue streams impacted by economic factors.

	2020
(In thousands)	Surfactants	Polymers	Specialty Products	Total
Geographic Market
North America	$826,841	$265,700	$56,455	$1,148,996
Europe	234,631	147,289	9,332	391,252
Latin America	234,568	2,498	—	237,066
Asia	55,646	36,790	—	92,436
Total	$1,351,686	$452,277	$65,787	$1,869,750

	2019
(In thousands)	Surfactants	Polymers	Specialty Products	Total
Geographic Market
North America	$766,341	$314,549	$61,501	1,142,391
Europe	240,711	158,455	12,174	411,340
Latin America	212,405	3,304	—	215,709
Asia	53,266	36,039	—	89,305
Total	$1,272,723	$512,347	$73,675	$1,858,745

	2018
(In thousands)	Surfactants	Polymers	Specialty Products	Total
Geographic Market
North America	$831,592	$323,360	$68,201	1,223,153
Europe	276,742	172,632	12,304	461,678
Latin America	212,824	3,463	—	216,287
Asia	64,774	27,965	—	92,739
Total	$1,385,932	$527,420	$80,505	$1,993,857

22. Business Restructuring

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

2018 Restructuring

During the third quarter of 2018, the Company approved a plan to shut down surfactants operations at its German plant site.  As of December 31, 2020, an aggregate of $2,392,000 shut down related expense had been recognized at the site.  This aggregate expense is comprised of $1,404,000 of asset and spare part write downs recognized in 2018 and $988,000 of cumulative decommissioning costs. The Company recognized $79,000 and $909,000 in decommissioning expenses in 2020 and 2019, respectively.

2017 Restructuring

During the fourth quarter of 2017, the Company approved a plan to restructure a portion of its Fieldsboro, New Jersey production facility. This facility is a part of the Surfactant reportable segment. This decision was made to improve future asset utilization and reduce the North American cost base going forward.  As a result, in 2017 the Company recorded $915,000 of restructuring expenses which reflected termination benefits for select plant employees and $1,290,000 of accelerated depreciation for the impacted manufacturing assets.  In the first quarter of 2019, the Company recognized a $251,000 favorable adjustment to the amount of termination benefits initially recorded.

2016 Restructuring

In May 2016, the Company announced plans to shut down its Long Mills, Ontario, Canada (Longford Mills) manufacturing facility, a part of the Surfactant reportable segment, by December 31, 2016.  The shutdown plan was implemented to improve the Company’s asset utilization in North America and to reduce the Company’s fixed cost base.  Manufacturing operations at the Longford Mills plant ceased by the end of 2016, and production of goods manufactured at the facility was transferred to other Company North American production sites. Decommissioning of the assets is expected to continue throughout 2021. As of December 31, 2020, $8,617,000 of aggregate restructuring expense had been recognized, reflecting $1,644,000 of termination benefits for approximately 30 employees and $6,973,000 for other expenses, principally site decommissioning costs. The Company recognized $1,133,000, $1,410,000 and $1,185,000 in 2020, 2019 and 2018, respectively.

23. Insurance Recovery

Millsdale, IL site

On January 19, 2020, the Company experienced a power disruption that impacted its Millsdale, Illinois facility. This power outage combined with below freezing temperatures, led to significant production and operational challenges that impacted both Surfactants and Polymers produced at the site.  The Millsdale facility operated on a partial basis and used existing inventories to serve its customers.  On February 17, 2020, power outage-related operational issues impacted the Millsdale site’s waste water treatment plant and forced the Company to stop production at the site.  As a result, the Company declared force majeure for the supply of phthalic anhydride (Polymers) and certain surfactant product lines.  All production lines were fully operational prior to the end of the 2020 first quarter.  During the second half of 2020, the Company finalized an insurance settlement related to this incident and recognized an $18,000,000 pre-tax insurance recovery.  This insurance recovery was recognized as a reduction of expenses within cost of sales in the consolidated financial statement of income for the year ended December 31, 2020.  Surfactant and Polymer segment reported $5.2 million and $12.8 million, respectively in insurance recovery.

Ecatepec, Mexico site

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

24. Customer Claims

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

25. Statement of Cash Flows – Noncash Investing and Financing Activities

Noncash investing activities included liabilities (accounts payable) incurred for property, plant and equipment expenditures of approximately $17,946,000, $16,890,000, and $15,119,000 that were unpaid at December 31, 2020, 2019 and 2018, respectively. Noncash financing activities included 58,282 shares of Company common stock (valued at $5,485,000), 96,095 shares of Company common stock (valued at $8,893,000) and 99,497 shares of Company common stock (valued at $7,931,000) issued in connection with the Company’s stock award plan in 2020, 2019 and 2018, respectively.

26. Subsequent Events

On January 29, 2021, the Company and its wholly-owned subsidiaries Stepan Holdings Netherlands B.V. and Stepan UK Limited (collectively, “Stepan”) entered into a Stock and Asset Purchase Agreement with Arteva Specialties B.V., INV Performance Surfaces, LLC, INVISTA Textiles (U.K.) Limited, INV Management Services, LLC, and INVISTA Equities, LLC (collectively, “INVISTA”) to acquire INVISTA's aromatic polyester polyol business and associated assets.  Included in the transaction were two manufacturing sites, one in Wilmington, North Carolina (U.S.) and the other in Vlissingen, Netherlands, along with intellectual property, customer relationships, inventory and working capital.  This acquisition expands the Company’s manufacturing capabilities in both the United States and Europe and enhances its business continuity capabilities for the market.  The Company believes that INVISTA’s available spare capacity, combined with debottlenecking opportunities for both plants, will allow Stepan to support future market growth in a capital efficient way.  The purchase price was $165,000,000, plus working capital, and was paid in cash.  The allocation of the purchase price to reflect the fair value of assets acquired and liabilities assumed has not been completed at the date of the filing of this report. Such information will be included in a subsequent Quarterly Report on Form 10-Q. The acquisition will be accounted for as a business combination, and the acquired operations will be included in the Company’s Polymer segment beginning in the first quarter of 2021.

On February 2, 2021, the Company acquired a fermentation plant, located in Lake Providence, Louisiana (U.S.).  The Company believes this plant complements the rhamnolipid-based bio-surfactant technology the Company acquired from Logos Technologies in March 2020.  Fermentation is a new platform technology for the Company and the Company is focusing efforts to further develop, integrate, produce and commercialize these unique surfactants moving forward.  Bio-surfactants, produced via fermentation, are attractive due to their biodegradability, low toxicity, and in some cases, unique antimicrobial properties.  These bio-surfactants offer synergies in several strategic end use markets including oilfield, agriculture, personal care and household, industrial and institutional.  The acquisition of this industrial scale fermentation plant represents the latest step in the Company’s bio-surfactant commercialization efforts. The purchase price was $3,500,000 and was paid in cash.  This acquisition will be accounted for as an asset acquisition.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

a.	Evaluation of Disclosure Controls and Procedures

We have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2020.  Based on this evaluation of our disclosure controls and procedures, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2020, such that the information required to be disclosed in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on our assessment we believe that, as of December 31, 2020, the Company’s internal controls over financial reporting were effective based on those criteria.

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

To the Shareholders and Board of Directors of

Stepan Company

Northfield, Illinois

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Stepan Company and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated February 26, 2021 expressed an unqualified opinion on those financial statements.

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

February 26, 2021

d.	Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

(a)	Directors

See the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held April 27, 2021, for information on the Directors of the Company, which is incorporated by reference herein.

(b)	Executive Officers

See “Information About our Executive Officers” in Part I above for the identification of the Company’s executive officers.  See the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held April 27, 2021, for other information on the Company’s executive officers, which is incorporated by reference herein.

(c)	Delinquent Section 16(a) Reports

See the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held April 27, 2021, for other information regarding Section 16(a) beneficial ownership reporting compliance, which is incorporated by reference herein.

(d)	Audit Committee Financial Expert

See the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held April 27, 2021, for information on the Company’s Audit Committee Financial Expert, which is incorporated by reference herein.

(e)	Code of Conduct

See the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held April 27, 2021, for information on the Company’s Code of Conduct, which is incorporated by reference herein.

Item 11. Executive Compensation

See the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held April 27, 2021, for information on the Compensation of Executive Officers and Directors, which is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

See the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held April 27, 2021, for information on Security Ownership, which is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence

See the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held April 27, 2021, for information on Transactions with Related Persons, Promoters and Certain Control Persons and for Corporate Governance Principles and Board Matters, which are incorporated by reference herein.

Item 14. Principal Accounting Fees and Services

See the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held April 27, 2021, for information on Accounting and Auditing Matters, which is incorporated by reference herein.

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

4.1	Description of the Company’s Common Stock (filed with the Company’s Annual Report on form 10-K for the year ended December 31, 2019 (File No. 001-4462), and incorporated herein by reference)

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

10.21

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

10.22

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

10.23

First Amendment, dated as of October 25, 2011, to Note Purchase Agreement dated as of September 29, 2005 (filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011(File No. 001-4462), and incorporated herein by reference)

10.24

Second Supplement, dated as of November 1, 2011, to Note Purchase Agreement dated as of September 29, 2005, regarding 4.86% Senior Notes due November 1, 2023 (filed with the Company’s Current Report on Form 8-K filed on November 4, 2011 (File No. 001-4462), and incorporated herein by reference)

10.25

Second Amendment, dated as of April 23, 2014, to Note Purchase Agreement dated as of September 29, 2005 (filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 001-4462), and incorporated herein by reference

Exhibit No.	Description

10.26

Third Amendment, dated as of January 30, 2018, to the Note Purchase Agreement dated as of September 29, 2005 among Stepan Company and the noteholders party thereto (filed with the Company’s Current Report on Form 8-K filed on February 2, 2018 (File No. 001-4462) and incorporated herein by reference)

10.27

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

21*	Subsidiaries of the Registrant at December 31, 2020

23*	Consent of Independent Registered Public Accounting Firm

24*	Power of Attorney

31.1*	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer (Principal Financial Officer) to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certification of President and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith
+	Management contract or compensatory plan

Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEPAN COMPANY

By:	/s/ Luis E. Rojo
Luis E. Rojo Vice President and Chief Financial Officer

February 26, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ F. Quinn Stepan, Jr.	Chairman and Chief Executive Officer	February 26, 2021
F. Quinn Stepan, Jr.	(Principal Executive Officer)

/s/ Luis E. Rojo	Vice President and Chief Financial Officer	February 26, 2021
Luis E. Rojo	(Principal Financial and Accounting Officer)

/s/ Michael R. Boyce	Director	February 26, 2021
Michael R. Boyce

/s/ Lorinda Burgess	Director	February 26, 2021
Lorinda Burgess

/s/ Randall S. Dearth	Director	February 26, 2021
Randall S. Dearth

/s/ Joaquin Delgado	Director	February 26, 2021
Joaquin Delgado

/s/ Gregory E. Lawton	Director	February 26, 2021
Gregory E. Lawton

/s/ Jan Stern Reed	Director	February 26, 2021
Jan Stern Reed

/s/ Edward J. Wehmer	Director	February 26, 2021
Edward J. Wehmer

Luis E. Rojo, pursuant to powers of attorney executed by each of the directors and officers listed above, does hereby execute this report on behalf of each of such directors and officers in the capacity in which the name of each appears above.

February 26, 2021	/s/ Luis E. Rojo
Luis E. Rojo